Form 10-Q
period 2005-06-30
WESTERN ALLIANCE BANCORPORATION
filed 2005-08-11
CIK 1212545

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended June 30, 2005 or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Transition period from                      to
Commission File Number: 333-124406
WESTERN ALLIANCE BANCORPORATION
(Exact Name of Registrant as Specified in Its Charter)

Nevada	88-0365922

(State or Other Jurisdiction of	(I.R.S. Employer I.D. Number)
Incorporation or Organization)

2700 W. Sahara Avenue, Las Vegas, NV	89102

(Address of Principal Executive Offices)	(Zip Code)
(702) 248-4200

Registrant’s telephone number, including area code
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☐	No ☑
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act)

Yes ☐	No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Common Stock Issued and Outstanding: 22,723,591 shares as of July 31, 2005.

Part I. Financial Information
ITEM I. FINANCIAL STATEMENTS
Western Alliance Bancorporation and Subsidiaries
Consolidated Balance Sheets
as of June 30, 2005 and December 31, 2004

	June 30,	December 31,
($ in thousands, except per share amounts)	2005	2004

	(Unaudited)
Assets
Cash and due from banks	$93,174	$92,282
Federal funds sold	212,207	23,115

Cash and cash equivalents	305,381	115,397

Securities held to maturity (approximate fair value $123,570 and $128,984, respectively)	124,589	129,549
Securities available for sale	570,767	659,073
Loans, net of allowance for loan losses of $18,118 and $15,271, respectively	1,435,177	1,173,264
Initial public offering proceeds receivable	77,138	—
Premises and equipment, net	35,822	29,364
Bank owned life insurance	26,752	26,170
Investment in Federal Home Loan Bank stock	13,054	15,097
Accrued interest receivable	8,371	8,359
Deferred tax assets, net	7,420	5,949
Goodwill	3,946	3,946
Other intangible assets, net of accumulated amortization of $294 and $183, respectively	1,329	1,440
Other assets	11,598	9,241

Total assets	$2,621,344	$2,176,849

Liabilities and Stockholders’ Equity
Liabilities
Non-interest bearing demand deposits	$964,279	$749,550
Interest bearing deposits:
Demand	110,477	103,723
Savings and money market	820,043	665,425
Time, $100 and over	273,634	219,451
Other time	21,121	17,887

	2,189,554	1,756,036
Federal Home Loan Bank advances and other borrowings
One year or less	109,724	185,494
Over one year	59,300	63,700
Junior subordinated debt	30,928	30,928
Accrued interest payable and other liabilities	9,349	7,120

Total liabilities	2,398,855	2,043,278

Commitments and Contingencies
Stockholders’ Equity
Preferred stock, par value $.0001; shares authorized 20,000,000; no shares issued and outstanding 2005 and 2004	—	—
Common stock, par value $.0001; shares authorized 100,000,000; shares issued and outstanding 2005: 22,273,591; 2004:18,249,554	2	2
Additional paid-in capital	158,212	80,459
Retained earnings	70,090	58,216
Deferred compensation — restricted stock	(408)	—
Accumulated other comprehensive loss — net unrealized loss on available for sale securities	(5,407)	(5,106)

Total stockholders’ equity	222,489	133,571

Total liabilities and stockholders’ equity	$2,621,344	$2,176,849

See Notes to Consolidated Financial Statements.

Western Alliance Bancorporation and Subsidiaries
Consolidated Statements of Income
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
($ in thousands, except per share amounts)	2005	2004	2005	2004

Interest income on:
Loans, including fees	$23,589	$13,395	$43,923	$24,954
Securities — taxable	7,115	7,023	14,784	14,109
Securities — nontaxable	86	87	171	171
Dividends — taxable	184	138	306	235
Federal funds sold and other	838	115	1,051	166

Total interest income	31,812	20,758	60,235	39,635

Interest expense on:
Deposits	5,838	2,749	10,357	5,116
Short-term borrowings	682	650	1,708	1,379
Long-term borrowings	402	714	800	1,446
Junior subordinated debt	508	345	974	695

Total interest expense	7,430	4,458	13,839	8,636

Net interest income	24,382	16,300	46,396	30,999
Provision for loan losses	1,187	415	2,934	1,907

Net interest income after provision for loan losses	23,195	15,885	43,462	29,092

Other income:
Trust and investment advisory services	1,347	611	2,660	757
Service charges	641	615	1,196	1,245
Income from bank owned life insurance	293	293	582	615
Investment securities gains (losses), net	—	(45)	69	(45)
Other	637	517	995	983

	2,918	1,991	5,502	3,555

Other expense:
Salaries and employee benefits	9,015	5,843	17,508	11,257
Occupancy	2,450	1,750	4,695	3,354
Customer service	965	534	1,673	1,005
Advertising and other business development	772	458	1,321	918
Legal, professional and director fees	512	348	996	636
Correspondent and wire transfer costs	407	305	803	540
Audits and exams	361	302	761	511
Supplies	239	201	500	386
Data processing	184	182	365	299
Telephone	196	140	363	269
Insurance	169	107	317	217
Travel and automobile	130	83	255	134
Other	567	371	983	790

	15,967	10,624	30,540	20,316

Income before income taxes	10,146	7,252	18,424	12,331

Income tax expense	3,593	2,602	6,550	4,252

Net income	$6,553	$4,650	$11,874	$8,079

Earnings per share:
Basic	$0.35	$0.28	$0.65	$0.48

Diluted	$0.32	$0.26	$0.59	$0.45

See Notes to Consolidated Financial Statements.

Western Alliance Bancorporation and Subsidiaries
Consolidated Statement of Stockholders’ Equity
for the Six Months Ended June 30, 2005 (Unaudited)
($ in thousands, except per share amounts)

								Deferred	Accumulated
						Additional		Compensation -	Other
	Comprehensive	Preferred Stock		Common Stock		Paid-in	Retained	Restricted	Comprehensive
Description	Income	Shares Issued	Amount	Shares Issued	Amount	Capital	Earnings	Stock	(Loss)	Total

Balance, December 31, 2004		—	$—	18,249,554	$2	$80,459	$58,216	$—	$(5,106)	$133,571

Issuance of 3,750,000 shares of common stock, net of offering costs of $6,602				3,750,000	—	75,898	—	—	—	75,898
Stock options exercised				141,214	—	603	—	—	—	603
Stock warrants exercised				105,823	—	806	—	—	—	806
Restricted stock granted				27,000	—	446	—	(446)	—	—
Compensation cost on restricted stock				—	—	—	—	38	—	38
Comprehensive income:
Net income	$11,874			—	—	—	11,874	—	—	11,874
Other comprehensive income
Unrealized holding losses on securities available for sale arising during the period, net of taxes of $170	(256)
Less reclassification adjustment for gains included in net income, net of taxes of $24	(45)

Net unrealized holding losses	(301)			—	—	—	—	—	(301)	(301)

	$11,573

Balance, June 30, 2005		—	$—	22,273,591	$2	$158,212	$70,090	$(408)	$(5,407)	$222,489

Comprehensive income for the six months ended June 30, 2004 was $83, including net income of $8,079 and unrealized holding losses of $7,996.
Comprehensive income (loss) for the three months ended June 30, 2005 and 2004 was $8,629 and $(7,763), respectively, including net income of $6,553 and $4,650, respectively, and unrealized holding gains (losses) of $2,076 and $(12,413), respectively.
See Notes to Consolidated Financial Statements.

Western Alliance Bancorporation and Subsidiaries
Consolidated Statements of Cash Flows
for the Six Months Ended June 30, 2005 and 2004 (Unaudited)
($ in thousands)

	2005	2004

Cash Flows from Operating Activities:
Net income	$11,874	$8,079
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,826	1,228
Net amortization of securities premiums	1,259	2,103
Stock dividends received, FHLB stock	(305)	(235)
Provision for loan losses	2,934	1,907
(Gain) loss on sales of securities available for sale	(69)	45
Deferred taxes	(292)	(799)
Compensation cost on restricted stock	38	—
(Decrease) in accrued interest receivable	(12)	(179)
(Increase) in bank-owned life insurance	(582)	(615)
Increase in other assets	(1,935)	(2,319)
Increase (decrease) in accrued interest payable and other liabilities	(20)	889
Other, net	(90)	75

Net cash provided by operating activities	14,626	10,179

Cash Flows from Investing Activities:
Purchases of securities held to maturity	(8,233)	(19,964)
Proceeds from maturities of securities held to maturity	12,970	19,045
Purchases of securities available for sale	(16,445)	(295,030)
Proceeds from maturities of securities available for sale	84,274	182,395
Proceeds from the sale of securities available for sale	18,728	13,768
Net cash paid in settlement of acquisition	—	(2,177)
Proceeds from sale of Federal Home Loan Bank stock	2,348	156
Net increase in loans made to customers	(264,760)	(225,243)
Purchase of premises and equipment	(8,284)	(4,104)
Proceeds from sale of premises and equipment	3	—

Net cash used in investing activities	(179,399)	(331,154)

Cash Flows from Financing Activities:
Net increase in deposits	433,518	544,671
Net repayments on borrowings	(80,170)	(87,145)
Proceeds from exercise of stock options and stock warrants	1,409	455

Net cash provided by financing activities	354,757	457,981

Increase in cash and cash equivalents	189,984	137,006
Cash and Cash Equivalents, beginning of period	115,397	65,908

Cash and Cash Equivalents, end of period	$305,381	$202,914

Supplemental Disclosure of Cash Flow Information
Cash payments for interest	$13,946	$4,009
Cash payments for income taxes	$8,390	$4,195
Supplemental Disclosure of Noncash Investing and Financing Activities
Stock issued in connection with acquisition	$—	$2,400
Receivable from initial public offering, net of offering costs and commissions	$75,898	$—
See Notes to Consolidated Financial Statements.

Western Alliance Bancorporation and Subsidiaries
Notes to Unaudited Consolidated Financial Statements

($ in thousands, except per share amounts)
Note 1. Nature of Business and Summary of Significant Accounting Policies
Nature of business
Western Alliance Bancorporation is a bank holding company providing a full range of banking services to commercial and consumer customers through its wholly owned subsidiaries BankWest of Nevada, operating in Nevada, Alliance Bank of Arizona, operating in Arizona, Torrey Pines Bank, operating in Southern California, Miller/Russell & Associates, Inc., operating in Nevada, Arizona and Southern California, and Premier Trust, Inc., operating in Nevada and Arizona. These entities are collectively referred to herein as the Company. Alliance Bank of Arizona and Torrey Pines Bank began operations during the year ended December 31, 2003. The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America and general industry practices.
A summary of the significant accounting policies of the Company follows:
Use of estimates in the preparation of financial statements
The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. A material estimate that is particularly susceptible to significant change in the near term relates to the determination of the allowance for loan losses.
Principles of consolidation
The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, BankWest of Nevada, Alliance Bank of Arizona, Torrey Pines Bank (collectively referred to herein as the Banks), Miller/Russell & Associates, Inc., and Premier Trust, Inc. All significant intercompany balances and transactions have been eliminated in consolidation.
Interim financial information
The accompanying unaudited consolidated financial statements as of June 30, 2005 and 2004 have been prepared in condensed format, and therefore do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.
The information furnished in these interim statements reflects all adjustments which are, in the opinion of management, necessary for a fair statement of the results for each respective period presented. Such adjustments are of a normal recurring nature. The results of operations in the interim statements are not necessarily indicative of the results that may be expected for any other quarter or for the full year. The interim financial information should be read in conjunction with the Company’s audited financial statements.
Condensed financial information as of December 31, 2004 has been presented next to the interim consolidated balance sheet for informational purposes.

Western Alliance Bancorporation and Subsidiaries
Notes to Unaudited Consolidated Financial Statements

($ in thousands, except per share amounts)
Note 1. Nature of Business and Summary of Significant Accounting Policies (continued)
Stock compensation plans
At June 30, 2005, the Company has the 2005 Stock Inventive Plan (2005 Plan), which is an amendment and restatement of the three plans described more fully in Note 12 of the audited financial statements. There were no modifications to outstanding options as a result of this amendment. The shares available for issuance under the 2005 Plan are 3,255,000, taking into account awards outstanding under the prior three plans of 2,248,550. The Company accounts for the plan under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Accordingly, no stock-based employee compensation cost has been recognized, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share had compensation cost for all of the stock-based compensation plans been determined based on the grant date fair values of awards (the method described in FASB Statement No. 123, Accounting for Stock-Based Compensation):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004

Net income:
As reported	$6,553	$4,650	$11,874	$8,079
Deduct total stock-based employee compensation expense determined under fair value based method for all awards	(218)	(142)	(425)	(309)
Related tax benefit for nonqualified stock options	10	6	23	9

Pro forma	$6,345	$4,514	$11,472	$7,779

Earnings per share:
Basic — as reported	$0.35	$0.28	$0.65	$0.48
Basic — pro forma	0.34	0.27	0.63	0.46
Diluted — as reported	0.32	0.26	0.59	0.45
Diluted — pro forma	0.31	0.25	0.57	0.43
The pro forma compensation cost was recognized for the fair value of the stock options granted, which was estimated using the minimum value method. The assumptions used in determining the fair value per optional share of $4.04 and $2.84 for stock options granted in the six months ended June 30, 2005 and 2004, respectively, were as follows: expected life of seven years and risk free interest rate of 4.1% and 3.9%, respectively.
Recent Accounting Pronouncements
In December 2004, the Financial Accounting Standards Board published FASB Statement No. 123 (revised 2004), Share-Based Payment, or FAS 123(R). FAS 123(R) requires that the compensation cost relating to share-based payment transactions, including grants of employee stock options, be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. FAS 123(R) permits entities to use any option-pricing model that meets the fair value objective in the Statement. Modifications of share-based payments will be treated as replacement awards with the cost of the incremental value recorded in the financial statements.

Western Alliance Bancorporation and Subsidiaries
Notes to Unaudited Consolidated Financial Statements

($ in thousands, except per share amounts)
Note 1. Nature of Business and Summary of Significant Accounting Policies (continued)
Recent Accounting Pronouncements (continued)
The Statement will be effective at the beginning of the first quarter of 2006. As of the effective date, we will apply the Statement using a modified version of prospective application. Under that transition method, compensation cost will be recognized for (i) all awards granted after the required effective date and to awards modified, cancelled, or repurchased after that date and (ii) the portion of awards granted subsequent to completion of the Company’s initial public offering (IPO) and prior to the effective date for which the requisite service has not yet been rendered, based on the grant-date fair value of those awards calculated for pro forma disclosures under SFAS 123. The impact of this statement on the Company in 2006 and beyond will depend on various factors, including our compensation strategy.
Capital Stock
On April 27, 2005, the Company’s shareholders approved an increase in the total number of authorized shares of capital stock from 50,000,000 to 120,000,000. The total increase of 70,000,000 shares includes 50,000,000 shares designated as common stock and 20,000,000 shares designated as preferred stock. Upon the issuance of any series of preferred stock, the holders of shares of such series will have certain preferences over the holders of outstanding shares of common stock, depending upon the specific terms of such series designated by the Board of Directors.
Note 2. Earnings Per Share
Diluted earnings per share is based on the weighted average outstanding common shares during each period, including common stock equivalents. Basic earnings per share is based on the weighted average outstanding common shares during the period.
Basic and diluted earnings per share, based on the weighted average outstanding shares, are summarized as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004

Basic:
Net income applicable to common stock	$6,553	$4,650	$11,874	$8,079
Average common shares outstanding	18,498,065	16,832,639	18,396,149	16,760,899

Earnings per share	$0.35	$0.28	$0.65	$0.48

Diluted:
Net income applicable to common stock	$6,553	$4,650	$11,874	$8,079

Average common shares outstanding	18,498,065	16,832,639	18,396,149	16,760,899
Stock option adjustment	1,096,056	821,629	1,020,751	707,011
Stock warrant adjustment	872,951	547,673	825,709	480,686

Average common equivalent shares outstanding	20,467,072	18,201,941	20,242,609	17,948,596

Earnings per share	$0.32	$0.26	$0.59	$0.45

Western Alliance Bancorporation and Subsidiaries
Notes to Unaudited Consolidated Financial Statements

($ in thousands, except per share amounts)
Note 2. Earnings Per Share (continued)
38,000 stock options are not included in the above calculations for the three months ended June 30, 2005 as the effect would have been anti-dilutive.
Note 3. Loans
The components of the Company’s loan portfolio as of June 30, 2005 and December 31, 2004 are as follows:

	June 30,	December 31,
	2005	2004

Construction and land development, including raw commercial land of approximately $70,127 for 2005 and $77,252 for 2004	$381,439	$323,176
Commercial real estate	598,321	491,949
Residential real estate	168,549	116,360
Commercial and industrial	286,331	241,292
Consumer	20,588	17,682
Less: net deferred loan fees	(1,933)	(1,924)

	1,453,295	1,188,535

Less:
Allowance for loan losses	(18,118)	(15,271)

	$1,435,177	$1,173,264

Changes in the allowance for loan losses for the three months ended June 30, 2005 and 2004 are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004

Balance, beginning	$17,114	$12,874	$15,271	$11,378
Provision charged to operating expense	1,187	415	2,934	1,907
Recoveries of amounts charged off	20	93	158	106
Less amounts charged off	(203)	(22)	(245)	(31)

Balance, ending	$18,118	$13,360	$18,118	$13,360

At June 30, 2005, total impaired and non-accrual loans were $503, and loans past due 90 days or more and still accruing were $9.

Western Alliance Bancorporation and Subsidiaries
Notes to Unaudited Consolidated Financial Statements

($ in thousands, except per share amounts)
Note 4. Commitments and Contingencies
Contingencies
In the normal course of business, the Company is involved in various legal proceedings. In the opinion of management, any liability resulting from such proceedings would not have a material adverse effect on the consolidated financial statements.
Financial instruments with off-balance sheet risk
The Company is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. They involve, to varying degrees, elements of credit risk in excess of amounts recognized on the consolidated balance sheets.
The Company’s exposure to credit loss in the event of nonperformance by the other parties to the financial instrument for these commitments is represented by the contractual amounts of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments. A summary of the contract amount of the Company’s exposure to off-balance sheet risk is as follows:

	June 30,	December 31,
	2005	2004

Commitments to extend credit, including unsecured loan commitments of $110,600 in 2005 and $81,606 in 2004	$557,094	$423,767
Credit card guarantees	6,915	5,421
Standby letters of credit, including unsecured letters of credit of $4,383 in 2005 and $1,264 in 2004	12,881	5,978

	$576,890	$435,166

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management’s credit evaluation of the party. Collateral held varies, but may include accounts receivable, inventory, property and equipment, residential real estate and income-producing commercial properties.
The Company guarantees certain customer credit card balances held by an unrelated third party. These unsecured guarantees act to streamline the credit underwriting process and are issued as a service to certain customers who wish to obtain a credit card from the third party vendor. The Company recognizes nominal fees from these arrangements and views them strictly as a means of maintaining good customer relationships. The guarantee is offered to those customers who, based solely upon management’s evaluation, maintain a relationship with the Company that justifies the inherent risk. Essentially all such guarantees exist for the life of each respective credit card relationship. The Company would be required to perform under the guarantee upon a customer’s default on the credit card relationship with the third party. Historical losses under the program have been nominal. Upon entering into a credit card

Western Alliance Bancorporation and Subsidiaries
Notes to Unaudited Consolidated Financial Statements

($ in thousands, except per share amounts)
Note 4. Commitments and Contingencies (continued)
Financial instruments with off-balance sheet risk (continued)
guarantee, the Company records the related liability at fair value pursuant to FASB Interpretation 45 (FIN 45), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. Thereafter, the related liability is evaluated pursuant to FASB 5. The total credit card balances outstanding at June 30, 2005 and December 31, 2004 are $1,168 and $1,109, respectively.
Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Collateral held varies as specified above and is required as the Company deems necessary. Essentially all letters of credit issued have expiration dates within one year. Upon entering into a letter of credit, the Company records the related liability at fair value pursuant to FIN 45. Thereafter, the related liability is evaluated pursuant to FASB 5.
The total liability for financial instruments with off-balance sheet risk as of June 30, 2005 and December 31, 2004 was $438 and $307, respectively.
Concentrations
The Company grants commercial, construction, real estate and consumer loans to customers through branch offices located in the Company’s primary markets. The Company’s business is concentrated in these areas and the loan portfolio includes significant credit exposure to the commercial real estate industry of these areas. As June 30, 2005 real estate related loans accounted for approximately 79% of total loans. Substantially all of these loans are secured by first liens with an initial loan to value ratio of generally not more than 80%. Approximately one-half of these real estate loans are owner occupied. In addition, approximately 8% and 7% of total loans are unsecured as of June 30, 2005 and December 31, 2004, respectively.
The loans are expected to be repaid from cash flows or proceeds from the sale of selected assets of the borrowers. The Company’s policy for requiring collateral is to obtain collateral whenever it is available or desirable, depending upon the degree of risk the Company is willing to take.
Note 5. Stock Options, Stock Warrants and Restricted Stock
The Company granted 377,250 stock options and 27,000 shares of restricted stock to various employees and directors during the six months ended June 30, 2005. The options had a weighted average exercise price of $17.05 and vest at 20% a year from the date of grant. The restricted stock vests at 20% per year. 141,214 stock options were exercised and 35,100 stock options were forfeited during the six months ended June 30, 2005. These exercised and forfeited options had a weighted average exercise price of $4.27 and $10.85, respectively.
105,823 warrants were exercised during the six months ended June 30, 2005 at an exercise price of $7.62.

Western Alliance Bancorporation and Subsidiaries
Notes to Unaudited Consolidated Financial Statements

($ in thousands, except per share amounts)
Note 6. Segment Information
The following is a summary of selected operating segment information as of and for the periods ended June 30, 2005 and 2004:

	BankWest	Alliance Bank	Torrey Pines		Intersegment	Consolidated
	of Nevada	of Arizona	Bank	Other	Eliminations	Company

At June 30, 2005:
Assets	$1,727,081	$474,712	$334,024	$262,150	$(176,623)	$2,621,344
Gross loans and deferred fees	930,543	307,419	215,333	—	—	1,453,295
Less: Allowance for loan losses	(11,211)	(4,318)	(2,589)	—	—	(18,118)

Net loans	919,332	303,101	212,744	—	—	1,435,177

Deposits	1,469,651	426,576	295,043	—	(1,716)	2,189,554
Stockholders’ equity	103,858	37,420	27,036	229,404	(175,229)	222,489
Three Months Ended June 30, 2005:
Net interest income	$16,961	$4,523	$3,376	$(478)	$—	$24,382
Provision for loan losses	482	424	281	—	—	1,187

Net interest income after provision for loan losses	16,479	4,099	3,095	(478)	—	23,195
Noninterest income	1,232	403	152	8,381	(7,250)	2,918
Noninterest expense	(8,644)	(3,209)	(2,548)	(1,819)	253	(15,967)

Income before income taxes	9,067	1,293	699	6,084	(6,997)	10,146
Income tax expense (benefit)	3,099	520	294	(320)	—	3,593

Net income	$5,968	$773	$405	$6,404	$(6,997)	$6,553

Six Months Ended June 30, 2005:
Net interest income	$32,793	$8,341	$6,185	$(923)	$—	$46,396
Provision for loan losses	1,441	902	591	—	—	2,934

Net interest income after provision for loan losses	31,352	7,439	5,594	(923)	—	43,462
Noninterest income	2,455	529	276	15,766	(13,524)	5,502
Noninterest expense	(16,752)	(5,896)	(4,817)	(3,528)	453	(30,540)

Income before income taxes	17,055	2,072	1,053	11,315	(13,071)	18,424
Income tax expense (benefit)	5,770	828	424	(472)	—	6,550

Net income	$11,285	$1,244	$629	$11,787	$(13,071)	$11,874

Western Alliance Bancorporation and Subsidiaries
Notes to Unaudited Consolidated Financial Statements

($ in thousands, except per share amounts)
Note 6. Segment Information (continued)

	BankWest	Alliance Bank	Torrey Pines		Intersegment	Consolidated
	of Nevada	of Arizona	Bank	Other	Eliminations	Company

At June 30, 2004:
Assets	$1,547,131	$261,381	$212,635	$138,826	$(130,794)	$2,029,179
Gross loans and deferred fees	689,492	160,645	108,184	—	—	958,321
Less: Allowance for loan losses	(9,273)	(2,378)	(1,709)	—	—	(13,360)

Net loans	680,219	158,267	106,475	—	—	944,961

Deposits	1,251,452	213,779	175,448	—	(1,362)	1,639,317
Stockholders’ equity	72,709	26,727	23,277	106,889	(129,213)	100,389
Three Months Ended June 30, 2004:
Net interest income	$12,428	$2,295	$1,906	$(329)	$—	$16,300
Provision for loan losses	97	168	150	—	—	415

Net interest income after provision for loan losses	12,331	2,127	1,756	(329)	—	15,885
Noninterest income	1,218	207	174	5,755	(5,363)	1,991
Noninterest expense	(6,554)	(1,931)	(1,425)	(813)	99	(10,624)

Income (loss) before income taxes	6,995	403	505	4,613	(5,264)	7,252
Income tax expense (benefit)	2,300	137	183	(18)	—	2,602

Net income (loss)	$4,695	$266	$322	$4,631	$(5,264)	$4,650

Six Months Ended June 30, 2004:
Net interest income	$23,966	$4,173	$3,489	$(629)	$—	$30,999
Provision for loan losses	738	619	550	—	—	1,907

Net interest income after provision for loan losses	23,228	3,554	2,939	(629)	—	29,092
Noninterest income	2,434	306	356	9,701	(9,242)	3,555
Noninterest expense	(12,928)	(3,728)	(2,716)	(1,121)	177	(20,316)

Income (loss) before income taxes	12,734	132	579	7,951	(9,065)	12,331
Income tax expense (benefit)	4,171	(6)	193	(106)	—	4,252

Net income (loss)	$8,563	$138	$386	$8,057	$(9,065)	$8,079

Note 7. Initial Public Offering
On June 29, 2005, the Company’s registration statement on Form S-1 related to the initial public offering of shares of the Company’s common stock was declared effective. The Company signed an underwriting agreement on June 29, 2005, which was on a firm commitment basis, pursuant to which the underwriters agreed to purchase 3,750,000 shares of common stock (with an option to purchase 450,000 shares to cover over-allotments) and closed the transaction on July 6, 2005. As of the date of the filing of this report, all offered securities have been sold and the offering has terminated. The 3,750,000 shares and proceeds receivable (net of offering costs) of $75,898 were included in the financial statements as of June 30, 2005.

Western Alliance Bancorporation and Subsidiaries
Notes to Unaudited Consolidated Financial Statements

($ in thousands, except per share amounts)
Note 7. Initial Public Offering (continued)
On July 1, 2005, the principal underwriter exercised the over-allotment to purchase an additional 450,000 shares of the Company’s common stock. The total proceeds related to the over-allotment (net of offering costs) of $9.3 million were recorded in July 2005.
The total price to the public for the shares offered and sold by the Company, including the over-allotment, was $92.4 million. The amount of expenses incurred by the Company in connection with the offering includes approximately $6.0 million of underwriting discounts and commissions and offering expenses of approximately $1.2 million.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The following discussion should be read in conjunction with the Company’s Form S-1, as amended, filed with the Securities and Exchange Commission on April 28, 2005, which includes the audited financial statements for the year ended December 31, 2004. Unless the context requires otherwise, the terms “Company”, “us”, “we”, and “our” refer to Western Alliance Bancorporation on a consolidated basis.
Forward-Looking Information
     Certain statements contained in this document, including, without limitation, statements containing the words “believes”, “anticipates”, “intends”, “expects”, “should” and words of similar import, constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Act of 1934. Such forward looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions in those areas in which we operate, demographic changes, competition, fluctuations in interest rates, changes in business strategy or development plans, changes in governmental regulation, credit quality, the availability of capital to fund the expansion of our business, and other factors referenced in this Report. Except as required by law, we disclaim any obligation to update any such factors or to publicly announce the results of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.
Overview
     During the second quarter of 2005, we remained focused on increasing our earnings through growth of our earning assets funded with low-cost deposits. Loan growth for the quarter ended June 30, 2005 was $121.5 million, or 9.1%, as compared to $125.5 million, or 15.1% for the same period in 2004. Deposit growth was $170.9 million, or 8.5%, for the three months ended June 30, 2005, compared to $262.3 million, or 19.1% for the same period in 2004. We reported net income of $6.6 million, or $0.32 per diluted share, for the quarter ended June 30, 2005, as compared to $4.7 million, or $0.26 per diluted share, for the same period in 2004. The increase in earnings is primarily due to higher net interest income, due primarily to an increase in loans. The provisions for loan losses increased $772,000 from the three months ended June 30, 2004 to the same period in 2005, due to an increase in net charge-offs and increase in size of the loan portfolio. Non-interest income for the quarter ended June 30, 2005 increased 46.6% from the same period in the prior year, due primarily to an increase in trust and investment advisory fees. We acquired Miller/Russell and Associates, Inc. on May 17, 2004, and as such, the quarter ended June 30, 2004 did not include a full three months of Miller/Russell revenue. Non-interest expense for the quarter ended June 30, 2005 increased 50.3% from the same period in 2004, due primarily to an increase in salary and benefits and occupancy costs.
     Selected financial highlights are presented in the table below.

Summary of Consolidated Financial and Other Data

	At or for the three months ended June 30,			For the six months ended June 30,
($ in thousands, except per share data)	2005	2004	Change %	2005	2004	Change %

Selected Balance Sheet Data:
Total assets	$2,621,344	$2,029,179	29.2%
Gross loans, including net deferred fees	1,453,295	958,321	51.7
Securities available for sale	570,767	658,289	-13.3
Securities held to maturity	124,589	133,127	-6.4
Federal funds sold	212,207	28,021	657.3
Deposits	2,189,554	1,639,317	33.6
Short term borrowings and long term debt	169,024	251,516	-32.8
Junior subordinated debt	30,928	30,928	0.0
Stockholders’ equity	222,489	100,389	121.6

Selected Income Statement Data:
Interest income	$31,812	$20,758	53.3	$60,235	$39,635	52.0
Interest expense	7,430	4,458	66.7	13,839	8,636	60.2

Net interest income	24,382	16,300	49.6	46,396	30,999	49.7
Provision for loans losses	1,187	415	186.0	2,934	1,907	53.9

Net interest income after provision for loan losses	23,195	15,885	46.0	43,462	29,092	49.4
Non-interest income	2,918	1,991	46.6	5,502	3,555	54.8
Non-interest expense	15,967	10,624	50.3	30,540	20,316	50.3

Income before income taxes	10,146	7,252	39.9	18,424	12,331	49.4
Income tax expense	3,593	2,602	38.1	6,550	4,252	54.0

Net Income	6,553	4,650	40.9	11,874	8,079	47.0

Common Share Data:
Net income per share:
Basic	$0.35	$0.28	25.0	$0.65	$0.48	35.4
Diluted	0.32	0.26	23.1	0.59	0.45	31.1
Book value per share	9.99	5.91	68.9
Average shares outstanding:
Basic	18,498,065	16,832,639	9.9	18,396,149	16,760,899	9.8
Diluted	20,467,072	18,201,941	12.4	20,242,609	17,948,596	12.8
Common shares outstanding	22,273,591	16,977,404	31.2

Selected Performance Ratios:
Return on average assets (1)	1.10%	1.01%	9.5	1.00%	0.94%	7.2
Return on average stockholders’ equity (1)	17.71	17.34	2.2	16.14	15.49	4.1
Net interest margin (1)	4.39	3.81	15.1	4.37	3.87	12.9
Net interest spread	3.58	3.24	10.4	3.61	3.35	7.8
Efficiency ratio	58.49	58.08	0.7	58.85	58.79	0.1
Loan to deposit ratio	66.37	58.46	13.5

Capital Ratios:
Tangible Common Equity	8.3%	4.7%	77.0%
Leverage ratio	10.6	8.4	26.9
Tier 1 Risk Based Capital	13.5	10.9	23.5
Total Risk Based Capital	14.5	12.0	20.6

Asset Quality Ratios:
Net charge-offs to average loans outstanding	0.01%	(0.01)%	-264.3	0.01%	(0.01)%	-246.5
Non-performing loans to gross loans	0.04	0.02	53.5
Non-performing assets to total assets	0.03	0.01	132.7
Allowance for loan losses to gross loans	1.25	1.39	-10.6
Allowance for loan losses to non-performing loans	> 10 times	> 10 times

(1)	Annualized for the three month and six month periods ended June 30, 2005 and 2004.

Primary Factors in Evaluating Financial Condition and Results of Operations
As a bank holding company, we focus on several factors in evaluating our financial condition and results of operations, including:
•	Return on Average Equity, or ROE;

•	Return on Average Assets, or ROA;

•	Asset Quality;

•	Asset and Deposit Growth; and

•	Operating Efficiency.
     Return on Average Equity. Our net income for the three months ended June 30, 2005 increased 40.9% to $6.6 million compared to $4.7 million for the three months ended June 30, 2004. The increase in net income was due primarily to an increase in net interest income of $8.1 million and an increase in non-interest income of $927,000, offset by an increase of $772,000 to the provision for loan losses, the amount required to maintain the allowance for loan losses at an adequate level to absorb probable loan losses, and an increase of $5.3 million in other expenses. Basic earnings per share increased to $0.35 per share for the three months ended June 30, 2005 compared to $0.28 per share for the same period in 2004. Diluted earnings per share increased to $0.32 per share for the three months ended June 30, 2005 compared to $0.26 per share for the same period last year. The increase in net income resulted in an ROE of 17.7% for the three months ended June 30, 2005 compared to 17.3% for the three months ended June 30, 2004.
     For the six months ended June 30, 2005, net income increased 47.0% to $11.9 million compared to $8.1 million for the same period on 2004. The increase in net income was due primarily to an increase in net interest income of $15.4 million and an increase in non-interest income of $1.9 million, offset by an increase of $1.0 million to the provision for loan losses, and an increase of $10.2 million in other expenses. Basic earnings per share increased to $0.65 per share for the six months ended June 30, 2005 compared to $0.48 per share for the same period in 2004. Diluted earnings per share increased to $0.59 per share for the six months ended June 30, 2005 compared to $0.45 per share for the same period last year. The increase in net income resulted in an ROE of 16.1% for the six months ended June 30, 2005 compared to 15.5% for the six months ended June 30, 2004.
     Return on Average Assets. Our ROA for the three months ended June 30, 2005 increased to 1.10% compared to 1.01% for the same period in 2004. Our ROA for six months ended June 30, 2005 increased to 1.00% compared to 0.94% for the same period in 2004. The increases in ROA are primarily due to the increases in net income as discussed above.
     Asset Quality. For all banks and bank holding companies, asset quality plays a significant role in the overall financial condition of the institution and results of operations. We measure asset quality in terms of nonperforming loans and assets as a percentage of gross loans and assets, and net charge-offs as a percentage of average loans. Nonperforming loans include loans past due 90 days or more and still accruing, non-accrual loans and restructured loans. Net charge-offs are calculated as the difference between charged-off loans and recovery payments received on previously charged-off loans. As of June 30, 2005, nonperforming loans were $503,000 compared to $169,000 at June 30, 2004. Nonperforming loans as a percentage of gross loans were 0.04% as of June 30, 2005, compared to 0.02% as of June 30, 2004. At June 30, 2005 and 2004, our nonperforming assets were exclusively comprised of nonperforming loans. For the three and six months ended June 30, 2005, net charge-offs as a percentage of average loans were 0.05% and 0.01%, respectively.
     Asset Growth. The ability to produce loans and generate deposits is fundamental to our asset growth. Our assets and liabilities are comprised primarily of loans and deposits, respectively. Total assets increased 29.2% to $2.6 billion as of June 30, 2005 from $2.0 billion as of June 30, 2004. Gross loans grew 51.7% to $1.5 billion as of June 30, 2005 from $958.3 million as of June 30, 2004. Total deposits increased 33.6% to $2.2 billion as of June 30, 2005 from $1.6 billion as of June 30, 2004.
     Operating Efficiency. Operating efficiency is measured in terms of how efficiently income before income taxes is generated as a percentage of revenue. Our efficiency ratio (non-interest expenses divided by the sum of net interest income and non interest income) was 58.5% for the three months ended June 30, 2005, compared to 58.0% for the same period in 2004. Our efficiency ratios for the six months ended June 30, 2005 and 2004 were 58.9% and 58.8%, respectively.
Critical Accounting Policies
     The Notes to Audited Consolidated Financial Statements for the year ended December 31, 2004 contain a summary of our significant accounting policies, including discussions on recently issued accounting pronouncements, our adoption of them and the related impact of their adoption. We believe that certain of these policies, along with various estimates that we are required to make in recording our financial transactions, are important to have a complete picture of our financial position. In addition, these estimates require us to make complex and subjective judgments, many of which include matters with a high degree of uncertainty. The following is a discussion of these critical accounting policies and significant estimates. Additional information about these policies can be found in Note 1 of the Audited Consolidated Financial Statements filed with the Company’s Form S-1.
     Allowance for Loan Losses. The allowance for loan losses is a valuation allowance for probable losses incurred in the loan portfolio. Our allowance for loan loss methodology incorporates a variety of risk considerations in establishing an allowance for loan loss that we believe is adequate to absorb losses in the existing portfolio. Such analysis addresses our historical loss experience, delinquency and charge-off trends, collateral values, changes in nonperforming loans, economic conditions, peer group experience and other considerations. This information is then analyzed to determine “estimated loss factors” which, in turn, is assigned to each loan category. These factors also incorporate known information about individual loans, including the borrowers’ sensitivity to interest rate movements. Changes in the factors themselves are driven by perceived risk in pools of homogenous loans classified by collateral type, purpose and term. Management monitors local trends to anticipate future delinquency potential on a quarterly basis. In addition to ongoing internal loan reviews and risk assessment, management utilizes an independent loan review firm to provide advice on the appropriateness of the allowance for loan losses.

     The allowance for loan losses is increased by the provision for loan losses charged to expense and reduced by loans charged off, net of recoveries. Provisions for loan losses are provided on both a specific and general basis. Specific allowances are provided for watch, criticized, and impaired credits for which the expected/anticipated loss may be measurable. General valuation allowances are based on a portfolio segmentation based on collateral type, purpose and risk grading, with a further evaluation of various factors noted above.
     We incorporate our internal loss history to establish potential risk based on collateral type securing each loan. As an additional comparison, we examine peer group banks to determine the nature and scope of their losses. Finally, we closely examine each credit graded “Watch List/Special Mention” and below to individually assess the appropriate specific loan loss reserve for such credit.
     At least annually, we review the assumptions and formulae by which additions are made to the specific and general valuation allowances for loan losses in an effort to refine such allowance in light of the current status of the factors described above. The total loan portfolio is thoroughly reviewed at least quarterly for satisfactory levels of general and specific reserves together with impaired loans to determine if write downs are necessary.
     Although we believe the level of the allowance as of June 30, 2005 was adequate to absorb probable losses in the loan portfolio, a decline in local economic or other factors could result in increasing losses that cannot be reasonably estimated at this time.
     Available-for-Sale Securities. Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities, requires that available-for-sale securities be carried at fair value. Management utilizes the services of a third party vendor to assist with the determination of estimated fair values. Adjustments to the available-for-sale securities fair value impact the consolidated financial statements by increasing or decreasing assets and stockholders’ equity.
     Stock Based Compensation. We account for stock-based employee compensation arrangements in accordance with provision of Accounting Principles Board, or APB, Opinion No. 25, “Accounting for Stock Issued to Employees” and comply with the disclosure provisions of Statement of Financial Accounting Standards, or SFAS, No. 123 “Accounting for Stock-Based Compensation.” Therefore, we do not record any compensation expense for stock options we grant to our employees where the exercise price equals the fair market value of the stock on the date of grant and the exercise price, number of shares eligible for issuance under the options and vesting period are fixed. We comply with the disclosure requirements of SFAS No. 123 and SFAS No. 148, which require that we disclose our pro forma net income or loss and net income or loss per common share as if we had expensed the fair value of the options.
     In December 2004, the Financial Accounting Standards Board published FASB Statement No. 123 (revised 2004), Share-Based Payment, or FAS 123(R). FAS 123(R) requires that the compensation cost relating to share-based payment transactions, including grants of employee stock options, be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. FAS 123(R) permits entities to use any option-pricing model that meets the fair value objective in the Statement. Modifications of share-based payments will be treated as replacement awards with the cost of the incremental value recorded in the financial statements.

     The Statement will be effective at the beginning of the first quarter of 2006. As of the effective date, we will apply the Statement using a modified version of prospective application. Under that transition method, compensation cost will be recognized for (i) all awards granted after the required effective date and to awards modified, cancelled, or repurchased after that date and (ii) the portion of awards granted subsequent to completion of the IPO and prior to the effective date for which the requisite service has not yet been rendered, based on the grant-date fair value of those awards calculated for pro forma disclosures under SFAS 123. The impact of this statement on the Company in 2006 and beyond will depend on various factors, including our compensation strategy.
Results of Operations
     Our results of operations depend substantially on net interest income, which is the difference between interest income on interest-earning assets, consisting primarily of loans receivable, securities and other short-term investments, and interest expense on interest-bearing liabilities, consisting primarily of deposits and borrowings. Our results of operations are also dependent upon our generation of non-interest income, consisting of income from trust and investment advisory services and banking service fees. Other factors contributing to our results of operations include our provisions for loan losses, gains or losses on sales of securities and income taxes, as well as the level of our non-interest expenses, such as compensation and benefits, occupancy and equipment and other miscellaneous operating expenses.
     The following table sets forth a summary financial overview for the three and six month periods ended June 30, 2005 and 2004.

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2005	2004	Increase	2005	2004	Increase
	(in thousands, except per share amounts)
Consolidated Statement of Earnings Data:
Interest income	$31,812	$20,758	$11,054	$60,235	$39,635	$20,600
Interest expense	7,430	4,458	2,972	13,839	8,636	5,203

Net interest income	24,382	16,300	8,082	46,396	30,999	15,397
Provision for loan losses	1,187	415	772	2,934	1,907	1,027

Net interest income after provision for loan losses	23,195	15,885	7,310	43,462	29,092	14,370
Other income	2,918	1,991	927	5,502	3,555	1,947
Other expense	15,967	10,624	5,343	30,540	20,316	10,224

Net income before income taxes	10,146	7,252	2,894	18,424	12,331	6,093
Income tax expense	3,593	2,602	991	6,550	4,252	2,298

Net income	$6,553	$4,650	$1,903	$11,874	$8,079	$3,795

Earnings per share — basic	$0.35	$0.28	$0.07	$0.65	$0.48	$0.17

Earnings per share — diluted	$0.32	$0.26	$0.06	$0.59	$0.45	$0.14

     The 40.9% increase in net income in the three months ended June 30, 2005 compared to the same period in 2004 was attributable primarily to an increase in net interest income of $8.1 million and an increase in non-interest income of $927,000, offset by an increase of $772,000 to the provision for loan losses and an increase of $5.3 million in other expenses. Net income for the six months ended June 30, 2005 increased 47.0% over the same period in the 2004, which is due to an increase in net interest income of $15.4 million and an increase in non-interest income of $1.9 million, offset by an increase of $1.0 million to the provision for loan losses and $10.2 million in other expenses. The increase in net interest income for the three and six month periods ended June 30, 2005 over the same periods in June 30, 2004 was the result of an increase in the volume of and yield earned on interest-earning assets, primarily loans.
     Net Interest Income and Net Interest Margin. The 49.6% increase in net interest income for the three months ended June 30, 2005 compared to the same period in 2004 was due to an increase in interest income of $11.1 million, reflecting the effect of an increase of $509.5 million in average interest-bearing assets which was funded with an increase of $617.0 million in average deposits, of which $221.1 million were non-interest bearing.
     Net interest income for the six months ended June 30, 2005 increased 49.7% over the same period in 2004. This was due to an increase in interest income of $20.6 million, reflecting the effect of an increase of $531.2 million in average interest-bearing assets which was funded with an increase of $626.3 million in average deposits, of which $247.8 million were non-interest bearing.
     The average yield on our interest-earning assets was 5.72% and 5.67% for the three and six months ended June 30, 2005, respectively, compared to 4.85% and 4.95% for the same periods in 2004. The increase in the yield on our interest-earning assets is a result of an increase in market rates, repricing on our adjustable rate loans, and new loans originated with higher interest rates because of the higher interest rate environment. Also, loans, which typically yield more than our other interest-bearing assets, increased as a percent of total interest-bearing assets from 51.2% and 50.9% for the three and six months ended June 30, 2004, respectively, to 62.0% and 61.1% for the same periods in 2005.
     The cost of our average interest-bearing liabilities increased to 2.14% and 2.06% in the three and six months ended June 30, 2005, respectively, from 1.61% and 1.60% in the three and six months ended June 30, 2004, respectively, which is a result of higher rates paid on deposit accounts, borrowings and junior subordinated debt. The increase in the cost of our interest-bearing liabilities was partially offset by lower average balances on our borrowings, which typically carry higher rates than our deposits.
     Average Balances and Average Interest Rates. The table below sets forth balance sheet items on a daily average basis for the three months ended June 30, 2005 and 2004 and presents the daily average interest rates earned on assets and the daily average interest rates paid on liabilities for such periods. Non-accrual loans have been included in the average loan balances. Securities include securities available for sale and securities held to maturity. Securities available for sale are carried at amortized cost for purposes of calculating the average rate received on taxable securities above. Yields on tax-exempt securities and loans are not computed on a tax equivalent basis.

	Three Months Ended June 30,
($ in thousands)	2005			2004
			Average			Average
	Average		Yield/Cost	Average		Yield/Cost
	Balance	Interest	(6)	Balance	Interest	(6)
Earning Assets
Securities:
Taxable	$717,351	$7,115	3.98%	$768,428	$7,023	3.68%
Tax-exempt (1)	7,069	86	4.88%	7,264	87	4.82%

Total securities	724,420	7,201	3.99%	775,692	7,110	3.69%
Federal funds sold	109,571	838	3.07%	49,729	115	0.93%
Loans (1) (2) (3)	1,382,956	23,589	6.84%	881,590	13,395	6.11%
Federal Home Loan Bank stock	13,037	184	5.66%	13,461	138	4.12%

Total earnings assets	2,229,984	31,812	5.72%	1,720,472	20,758	4.85%
Non-earning Assets
Cash and due from banks	79,587			74,478
Allowance for loan losses	(17,535)			(13,099)
Bank-owned life insurance	26,569			25,399
Other assets	64,411			48,768

Total assets	$2,383,016			$1,856,018

Interest Bearing Liabilities
Sources of Funds Interest-bearing deposits:
Interest checking	109,568	162	0.59%	66,361	25	0.15%
Savings and money market	804,451	3,866	1.93%	524,957	1,693	1.30%
Time deposits	278,856	1,810	2.60%	205,601	1,031	2.02%

Total interest-bearing deposits	1,192,875	5,838	1.96%	796,919	2,749	1.39%
Short-term borrowings	106,628	682	2.57%	172,429	650	1.52%
Long-term debt	59,300	402	2.72%	113,700	714	2.53%
Junior subordinated debt	30,928	508	6.59%	30,928	345	4.49%

Total interest-bearing liabilities	1,389,731	7,430	2.14%	1,113,976	4,458	1.61%
Non-interest Bearing Liabilities
Noninterest-bearing demand deposits	836,737			615,652
Other liabilities	8,152			18,513
Stockholders’ equity	148,396			107,877

Total liabilities and stockholders’	$2,383,016			$1,856,018

Net interest income and margin (4)		$24,382	4.39%		$16,300	3.81%

Net interest spread (5)			3.58%			3.24%

(1)	Yields on loans and securities have not been adjusted to a tax equivalent basis.

(2)	Net loan fees of $318,000 and $244,000 are included in the yield computation for June 30, 2005 and 2004, respectively.

(3)	Includes average non-accrual loans of $551,000 in 2005 and $430,000 in 2004.

(4)	Net interest margin is computed by dividing net interest income by total average earning assets.

(5)	Net interest spread represents average yield earned on interest-earning assets less the average rate paid on interest-bearing liabilities.

(6)	Annualized.

	Six Months Ended June 30,
($ in thousands)	2005			2004
			Average			Average
	Average		Yield/Cost	Average		Yield/Cost
	Balance	Interest	(6)	Balance	Interest	(6)
Earning Assets
Securities:
Taxable	$740,325	$14,784	4.03%	$734,247	$14,109	3.86%
Tax-exempt (1)	7,069	171	4.88%	7,269	171	4.73%

Total securities	747,394	14,955	4.04%	741,516	14,280	3.87%
Federal funds sold	72,739	1,051	2.91%	35,928	166	0.93%
Loans (1) (2) (3)	1,308,841	43,923	6.77%	819,781	24,954	6.12%
Federal Home Loan Bank stock	13,298	306	4.64%	13,853	235	3.41%

Total earnings assets	2,142,272	60,235	5.67%	1,611,078	39,635	4.95%
Non-earning Assets
Cash and due from banks	75,476			68,407
Allowance for loan losses	(16,570)			(12,378)
Bank-owned life insurance	26,424			25,244
Other assets	61,639			41,654

Total assets	$2,289,241			$1,734,005

Interest Bearing Liabilities
Sources of Funds Interest-bearing deposits:
Interest checking	104,503	259	0.50%	64,493	48	0.15%
Savings and money market	759,571	6,881	1.83%	487,284	3,100	1.28%
Time deposits	264,423	3,217	2.45%	198,192	1,968	2.00%

Total interest-bearing deposits	1,128,497	10,357	1.85%	749,969	5,116	1.37%
Short-term borrowings	135,735	1,708	2.54%	193,284	1,379	1.43%
Long-term debt	59,300	800	2.72%	108,779	1,446	2.67%
Junior subordinated debt	30,928	974	6.35%	30,928	695	4.52%

Total interest-bearing liabilities	1,354,460	13,839	2.06%	1,082,960	8,636	1.60%
Non-interest Bearing Liabilities
Noninterest-bearing demand deposits	779,965			532,204
Other liabilities	9,972			13,987
Stockholders’ equity	144,844			104,854

Total liabilities and stockholders’	$2,289,241			$1,734,005

Net interest income and margin (4)		$46,396	4.37%		$30,999	3.87%

Net interest spread (5)			3.61%			3.35%

(1)	Yields on loans and securities have not been adjusted to a tax equivalent basis.

(2)	Net loan fees of $615,000 and $420,000 are included in the yield computation for June 30, 2005 and 2004, respectively.

(3)	Includes average non-accrual loans of $728,000 in 2005 and $514,000 in 2004.

(4)	Net interest margin is computed by dividing net interest income by total average earning assets.

(5)	Net interest spread represents average yield earned on interest-earning assets less the average rate paid on interest-bearing liabilities.

(6)	Annualized.

     Net Interest Income. The table below demonstrates the relative impact on net interest income of changes in the volume of earning assets and interest-bearing liabilities and changes in rates earned and paid by us on such assets and liabilities. For purposes of this table, non-accrual loans have been included in the average loan balances.

	Three Months Ended June 30,			Six Months Ended June 30,
	2005 v. 2004			2005 v. 2004
	Increase (Decrease)			Increase (Decrease)
	Due to Changes in (1)			Due to Changes in (1)
	Volume	Rate	Total	Volume	Rate	Total
	(in thousands)
Interest on securities:
Taxable	$(507)	$599	$92	$121	$554	$675
Tax-exempt	(2)	1	(1)	(5)	5	—
Federal funds sold	458	265	723	532	353	885
Loans	8,552	1,642	10,194	16,412	2,557	18,969
Other investment	(6)	52	46	(13)	84	71

Total interest income	8,495	2,559	11,054	17,047	3,553	20,600

Interest expense:
Interest checking	64	73	137	99	112	211
Savings and Money market	1,343	830	2,173	2,467	1,314	3,781
Time deposits	476	303	779	806	443	1,249
Short-term borrowings	(421)	453	32	(724)	1,053	329
Long-term debt	(369)	57	(312)	(668)	22	(646)
Junior subordonated debt	—	163	163	—	279	279

Total interest expense	1,093	1,879	2,972	1,980	3,223	5,203

Net increase	$7,402	$680	$8,082	$15,067	$330	$15,397

(1)	Changes due to both volume and rate have been allocated to volume changes.
     Provision for Loan Losses. The provision for loan losses in each period is reflected as a charge against earnings in that period. The provision is equal to the amount required to maintain the allowance for loan losses at a level that, in our judgment, is adequate to absorb probable loan losses inherent in the loan portfolio.
     Our provision for loan losses was $1.2 million and $2.9 million for the three and six months ended June 30, 2005, respectively, compared to $415,000 and $1.9 million for the same periods in 2004. Factors that impact the provision for loan losses are net charge-offs or recoveries, changes in the size of the loan portfolio, and the recognition of changes in current risk factors.

Non-Interest Income. We earn non-interest income primarily through fees related to:

•	Trust and investment advisory services,

•	Services provided to deposit customers, and

•	Services provided to current and potential loan customers.
     The following tables present, for the periods indicated, the major categories of non-interest income:

	Three Months Ended			Six Months Ended
	June 30,		Increase	June 30,		Increase
	2005	2004	(Decrease)	2005	2004	(Decrease)
	(in thousands)
Trust and investment advisory services	$1,347	$611	$736	$2,660	$757	$1,903
Service charges	641	615	26	1,196	1,245	(49)
Income from bank owned life insurance	293	293	—	582	615	(33)
Investment securities losses, net	—	(45)	45	69	(45)	114
Other	637	517	120	995	983	12

Total non-interest income	$2,918	$1,991	$927	$5,502	$3,555	$1,947

     The $927,000, or 46.6%, increase in non-interest income from the three months ended June 30, 2004 to the same period in 2005 was due primarily to the acquisition of Miller/Russell & Associates, Inc. Miller/Russell was purchased on May 17, 2004; thus, the quarter ended June 30, 2004 did not include a full three-months of Miller/Russell investment advisory revenues. The $1.9 million, or 54.8% increase in non-interest income from the six months ended June 30, 2004 to the six months ended June 30, 2005 was also due to the timing of the acquisition of Miller/Russell.
     Non-Interest Expense. The following table presents, for the periods indicated, the major categories of non-interest expense:

	Three Months Ended			Six Months Ended
	June 30,		Increase	June 30,		Increase
	2005	2004	(Decrease)	2005	2004	(Decrease)
	(in thousands)
Salaries and employee benefits	$9,015	$5,843	$3,172	$17,508	$11,257	$6,251
Occupancy	2,450	1,750	700	4,695	3,354	1,341
Customer service	965	534	431	1,673	1,005	668
Advertising, public relations and business development	772	458	314	1,321	918	403
Legal, professional and director fees	512	348	164	996	636	360
Correspondent banking service charges and wire transfer costs	407	305	102	803	540	263
Audits and exams	361	302	59	761	511	250
Supplies	239	201	38	500	386	114
Data processing	184	182	2	365	299	66
Telephone	196	140	56	363	269	94
Insurance	169	107	62	317	217	100
Travel and automobile	130	83	47	255	134	121
Other	567	371	196	983	790	193

Total non-interest expense	$15,967	$10,624	$5,343	$30,540	$20,316	$10,224

     Non-interest expense grew $5.3 million and $10.2 million, respectively, from the three and six months ended June 30, 2004 to the same periods in 2005. This growth is attributable to our overall growth, and specifically to the opening of new branches and hiring of new relationship officers and other employees. At June 30, 2005, we had 497 full-time equivalent employees compared to 361 at June 30, 2004. Miller/Russell was acquired in May 2004, Premier Trust was acquired on December 30, 2003, and three banking branches were opened during calendar year 2004. The increase in salaries and occupancy expenses related to the above for the three and six month periods ended June 30 totaled $3.9 million and $7.6 million, respectively, which is 72% and 74%, respectively, of the total increase in non-interest expenses. Other non-interest expense increased, in general, as a result of the growth in assets and operations of the two de novo banks and overall growth of BankWest of Nevada.
     Provision for Income Taxes. Our effective federal income tax rate was 35.4% and 35.6%, respectively, for the three and six months ended June 30, 2005, compared to 35.9% and 34.5%, respectively, for the three and six months ended June 30, 2004.
Financial Condition
Total Assets
     On a consolidated basis, our total assets as of June 30, 2005 and December 31, 2004 were $2.6 billion and $2.2 billion, respectively. The overall increase from December 31, 2004 to June 30, 2005 was primarily due to a $264.8 million, or 22.3%, increase in gross loans and the $77.1 million of proceeds receivable from the initial public offering.
Loans
     Our gross loans including deferred loan fees on a consolidated basis as of June 30, 2005 and December 31, 2004 were $1.5 billion and $1.2 billion, respectively. Since December 31, 2004, residential real estate loans experienced the highest percentage growth within the portfolio, growing 44.9% from $116.4 million to $168.5 million as of June 30, 2005. Our overall growth in loans from December 31, 2004 to June 30, 2005 is consistent with our focus and strategy to grow our loan portfolio by focusing on markets which we believe have attractive growth prospects.
     The following table shows the amounts of loans outstanding by type of loan at the end of each of the periods indicated.

	June 30,	December 31,
	2005	2004
	(in thousands)
Construction and land development	$381,439	$323,176
Commercial real estate	598,321	491,949
Residential real estate	168,549	116,360
Commercial and industrial	286,331	241,292
Consumer	20,588	17,682
Net deferred loan fees	(1,933)	(1,924)

Gross loans, net of deferred fees	1,453,295	1,188,535
Less: Allowance for loan losses	(18,118)	(15,271)

	$1,435,177	$1,173,264

     Non-Performing Assets. Non-performing loans include loans past due 90 days or more and still accruing interest, non-accrual loans, restructured loans, and other real estate owned, or OREO. In general, loans are placed on non-accrual status when we determine timely recognition of interest to be in doubt due to the borrower’s financial condition and collection efforts. Restructured loans have modified terms to reduce either principal or interest due to deterioration in the borrower’s financial condition. OREO results from loans where we have received physical possession of the borrower’s assets. The following table summarizes the loans for which the accrual of interest has been discontinued, loans past due 90 days or more and still accruing interest, restructured loans, and OREO.

	June 30,	December 31,
	2005	2004
	($ in thousands)
Total non-accrual loans	$503	$1,591
Loans past due 90 days or more and still accruing	9	2
Restructured loans	—	—
Total non-performing loans	512	1,593
Other real estate owned (OREO)	—	—
Total non-performing assets	512	1,593
Non-performing loans to gross loans	0.04%	0.13%
Non-performing assets to gross loans and OREO	0.04	0.13
Non-performing assets to total assets	0.03	0.08
Interest income received on nonaccrual loans	$3	$61
Interest income that would have been recorded under the original terms of the loans	33	96
     As of June 30, 2005 and December 31, 2004, non-accrual loans totaled $503,000 and $1.6 million, respectively. The decrease is due to a pay-off of a non-accrual credit with a balance of $1.2 million. Non-accrual loans at June 30, 2005 consisted of 11 loans, none larger than $135,000.
Allowance for Loan Losses
     Like all financial institutions, we must maintain an adequate allowance for loan losses. The allowance for loan losses is established through a provision for loan losses charged to expense. Loans are charged against the allowance for loan losses when we believe that collectibility of the principal is unlikely. Subsequent recoveries, if any, are credited to the allowance. The allowance is an amount that we believe will be adequate to absorb probable losses on existing loans that may become uncollectible, based on evaluation of the collectibility of loans and prior credit loss experience, together with the other factors noted earlier.
     Our allowance for loan loss methodology incorporates several quantitative and qualitative risk factors used to establish the appropriate allowance for loan loss at each reporting date. Quantitative factors include our historical loss experience, peer group experience, delinquency and charge-off trends, collateral values, changes in non-performing loans, other factors, and information about individual loans including the borrower’s sensitivity to interest rate movements. Qualitative factors include the economic condition of our operating markets and the state of certain industries. Specific changes in the risk factors are based on perceived risk of similar groups of loans classified by collateral type, purpose and terms. Statistics on peers and an internal loss history are also incorporated into the allowance. Due to the credit concentration of our loan portfolio in real estate secured loans, the value of collateral is heavily dependent on real estate values in Southern Nevada, Arizona and Southern California. While management uses the best information available to make its evaluation, future adjustments to the allowance may be necessary if there are significant changes in economic or other conditions. In addition, the Federal Deposit Insurance Corporation, or FDIC, and state banking regulatory agencies, as an integral part of their examination processes, periodically review the Banks’ allowance for loan losses, and may require us to make additions to the allowance based on their judgment about information available to them at the time of their examinations.

Management periodically reviews the assumptions and formulae used in determining the allowance and makes adjustments if required to reflect the current risk profile of the portfolio.
     The allowance consists of specific and general components. The specific allowance relates to watch credits, criticized loans, and impaired loans. For such loans that are also classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan are lower than the carrying value of that loan, pursuant to Financial Accounting Standards Board, or FASB, Statement No. 114, Accounting by Creditors for Impairment of a Loan. The general allowance covers non-classified loans and is based on historical loss experience adjusted for the various qualitative and quantitative factors listed above, pursuant to FASB Statement No. 5, or FASB 5, Accounting for Contingencies. Loans graded “Watch List/Special Mention” and below are individually examined closely to determine the appropriate loan loss reserve.
     The following table summarizes the activity in our allowance for loan losses for the period indicated.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
	($ in thousands)
Allowance for loan losses:
Balance at beginning of year	$17,114	$12,874	$15,271	$11,378
Provisions charged to operating expenses	1,187	415	2,934	1,907

Recoveries of loans previously charged-off:
Construction and land development	—	—	—	—
Commercial real estate	—	—	—	—
Residential real estate	—	4	3	5
Commercial and industrial	19	83	149	94
Consumer	1	6	6	7

Total recoveries	20	93	158	106
Loans charged-off:
Construction and land development	—	—	—	—
Commercial real estate	—	—		—
Residential real estate	—	3	—	7
Commercial and industrial	107	19	125	—
Consumer	96	—	120	24

Total charged-off	203	22	245	31
Net charge-offs (recoveries)	183	(71)	87	(75)
Balance at end of year	$18,118	$13,360	$18,118	$13,360
Net charge-offs (recoveries) to average loans outstanding	0.01%	-0.01%	0.01%	-0.01%
Allowance for loan losses to gross loans	1.25	1.39
     Net charge-offs totaled $183,000 for the three months ended June 30, 2005, compared to the $71,000 recovered during the same period in 2004. The increase in net charge-offs resulted primarily from larger charge-offs during the three months ended June 30, 2005 in commercial and consumer loans. The provision for loan losses totaled $1.2 million for the three months ended June 30, 2005, up from the $415,000 provided during the same period in 2004. The increase in the provision for loan losses for the three months ended June 30, 2005 compared to the same period a year ago resulted mainly from the increase in net charge-offs and the growth in the loan portfolio.
     Net charge-offs totaled $87,000 for the six months ended June 30, 2005, compared to the $75,000 recovered during the same period in 2004. The increase in net charge-offs resulted primarily from larger charge-offs during the six months ended June 30, 2005 in commercial and consumer loans. The provision for loan losses totaled $2.9 million for the six months ended June 30, 2005, up from the $1.9 provided during the same period in 2004. The increase in the provision for loan losses for the six months ended June 30, 2005 compared to the same period a year ago resulted mainly from the growth in the loan portfolio.

Investments
     Securities are identified as either held-to-maturity or available-for-sale based upon various factors, including asset/liability management strategies, liquidity and profitability objectives, and regulatory requirements. Held-to-maturity securities are carried at cost, adjusted for amortization of premiums or accretion of discounts. Available-for-sale securities are securities that may be sold prior to maturity based upon asset/liability management decisions. Securities identified as available-for-sale are carried at fair value. Unrealized gains or losses on available-for-sale securities are recorded as accumulated other comprehensive income in stockholders’ equity. Amortization of premiums or accretion of discounts on mortgage-backed securities is periodically adjusted for estimated prepayments.
     We use our investment securities portfolio to ensure liquidity for cash requirements, manage interest rate risk, provide a source of income and to manage asset quality. The carrying value of our investment securities as of June 30, 2005 totaled $695.4 million, compared to $788.6 million at December 31, 2004. The decrease experienced from December 31, 2004 to June 30, 2005 was a result of called U.S. Government-sponsored agency obligations and principal received from mortgage-backed obligations.
     The carrying value of our portfolio of investment securities at June 30, 2005 and December 31, 2004, was as follows:

	Carrying Value
	At June 30,	At December 31,
	2005	2004
	(in thousands)
U.S. Treasury securities	$3,494	$3,501
U.S. Government-sponsored agencies	95,135	118,348
Mortgage-backed obligations	576,795	648,100
SBA Loan Pools	575	625
State and Municipal obligations	7,254	7,290
Other	12,103	10,758

Total investment securities	$695,356	$788,622

     We had a concentration of U.S. Government sponsored agencies and mortgage-backed securities during the three and six months ended June 30, 2005 and the year ended December 31, 2004. The aggregate carrying value and aggregate fair value of these securities at June 30, 2005 and December 31, 2004 was as follows:

	June 30,	December 31,
	2005	2004
	(in thousands)
Aggregate carrying value	$671,930	$766,448

Aggregate fair value	$670,550	$765,453

Other Assets
     At June 30, 2005, we had a receivable of $77.1 million related to our initial public offering. Our stock began trading on June 30, 2005, and the transaction closed and proceeds were received by us on July 6, 2005.
Deposits
     Deposits have historically been the primary source of funding our asset growth. As of June 30, 2005, total deposits were $2.2 billion, compared to $1.8 billion as of December 31, 2004. The increase in total deposits is attributable to our ability to attract a stable base of low-cost deposits. As of June 30, 2005, non-interest bearing deposits were $964.3 million, compared to $749.6 million as of December 31, 2004. Approximately $404.7 million of total deposits, or 18.5%, as of June 30, 2005 consisted of non-interest bearing demand accounts maintained by title insurance companies. Interest-bearing accounts have also experienced growth. As of June 30, 2005, interest-bearing deposits were $1.2 billion, compared to $1.0 billion as of December 31, 2004. Interest-bearing deposits are comprised of NOW accounts, savings and money market accounts, certificates of deposit under $100,000, and certificates of deposit over $100,000.
     The average balances and weighted average rates paid on deposits for the three and six months ended June 30, 2005.

	Three Months Ended		Six Months Ended
	June 30, 2005		June 30, 2005
	Average Balance/Rate		Average Balance/Rate
		($ in thousands)
Interest checking (NOW)	$109,568	0.59%	$104,503	0.50%
Savings and money market	804,451	1.93	759,571	1.83
Time	278,856	2.60	264,423	2.45

Total interest-bearing deposits	1,192,875	1.96	1,128,497	1.85
Non-interest bearing demand deposits	836,737		779,965

Total deposits	$2,029,612	1.15%	$1,908,462	1.09%

Contractual Obligations and Off-Balance Sheet Arrangements
     We routinely enter into contracts for services in the conduct of ordinary business operations which may require payment for services to be provided in the future and may contain penalty clauses for early termination of the contracts. To meet the financing needs of our customers, we are also parties to financial instruments with off-balance sheet risk including commitments to extend credit and standby letters of credit. We have also committed to irrevocably and unconditionally guarantee the following payments or distributions with respect to the holders of preferred securities to the extent that BankWest Nevada Trust I and BankWest Nevada Trust II have not made such payments or distributions: (i) accrued and unpaid distributions, (ii) the redemption price, and (iii) upon a dissolution or termination of the trust, the lesser of the liquidation amount and all accrued and unpaid distributions and the amount of assets of the trust remaining available for distribution. We do not believe that these off-balance sheet arrangements have or are reasonably likely to have a material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources. However, there can be no assurance that such arrangements will not have a future effect.
     Long-Term Borrowed Funds. We also have entered into long-term contractual obligations consisting of advances from Federal Home Loan Bank (FHLB). These advances are secured with collateral generally consisting of securities. As of June 30, 2005, these long-term FHLB advances totaled $59.3 million and will mature by December 31, 2007.
     Our commitments associated with outstanding letters of credit, commitments to extend credit, and credit card guarantees as of June 30, 2005 are summarized below. Since commitments associated with letters of credit and commitments to extend credit may expire unused, the amounts shown do not necessarily reflect the actual future cash funding requirements.

	June 30,	December 31,
	2005	2004

Commitments to extend credit, including unsecured loan commitments of $110,600 in 2005 and $81,606 in 2004	$557,094	$423,767
Credit card guarantees	6,915	5,421
Standby letters of credit, including unsecured letters of credit of $4,383 in 2005 and $1,264 in 2004	12,881	5,978

	$576,890	$435,166

     Short-Term Borrowed Funds. Short-term borrowed funds are used to support liquidity needs created by seasonal deposit flows, to temporarily satisfy funding needs from increased loan demand, and for other short-term purposes. The majority of these short-term borrowed funds consist of advances from FHLB. The borrowing capacity at FHLB is determined based on collateral pledged, generally consisting of securities, at the time of borrowing. We also have borrowings from other sources pledged by securities including securities sold under agreements to repurchase, which are reflected at the amount of cash received in connection with the transaction, and may require additional collateral based on the fair value of the underlying securities. As of June 30, 2005, total short-term borrowed funds were $109.7 million compared to total short-term borrowed funds of $185.5 million as of December 31, 2004. The decrease of

$75.8 million was, in general, a result of short-term advances that had matured and were replaced by other sources of funding.
     Since growth in core deposits may be at intervals different from loan demand, we may follow a pattern of funding irregular growth in assets with short-term borrowings, which are then replaced with core deposits. This temporary funding source is likely to be utilized for generally short-term periods, although no assurance can be given that this will, in fact, occur.
Capital Resources
     Current risk-based regulatory capital standards generally require banks and bank holding companies to maintain three minimum capital ratios. Tier 1 risk-based capital ratio compares “Tier 1” or “core” capital, which consists principally of common equity, and risk-weighted assets for a minimum ratio of at least 4%. Tier 1 capital ratio compares Tier 1 capital to adjusted total assets for a minimum ratio of at least 4%. Total risk-based capital ratio compares total capital, which consists of Tier 1 capital, certain forms of subordinated debt, a portion of the allowance for loan losses, and preferred stock, to risk-weighted assets for a minimum ratio of at least 8%. Risk-weighted assets are calculated by multiplying the balance in each category of assets by a risk factor, which ranges from zero for cash assets and certain government obligations to 100% for some types of loans, and adding the products together.
     The following table provides a comparison of our risk-based capital ratios and leverage ratios to the minimum regulatory requirements for the periods indicated.

			Adequately-		Minimum For
			Capitalized		Well-Capitalized
	Actual		Requirements(1)		Requirements
			($ in thousands)
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2005
Total Capital (to Risk Weighted Assets)
BankWest of Nevada	$119,724	10.4%	$91,742	8.0%	$114,677	10.0%
Alliance Bank of Arizona	42,464	11.1	30,494	8.0	38,118	10.0
Torrey Pines Bank	30,080	11.6	20,795	8.0	25,994	10.0
Company	271,048	14.5	149,436	8.0	186,795	10.0

Tier I Capital (to Risk Weighted Assets)
BankWest of Nevada	108,256	9.4	45,871	4.0	68,806	6.0
Alliance Bank of Arizona	38,045	10.0	15,247	4.0	22,871	6.0
Torrey Pines Bank	27,404	10.5	10,398	4.0	15,596	6.0
Company	252,458	13.5	74,718	4.0	112,077	6.0

Leverage ratio (to Average Assets)
BankWest of Nevada	108,256	6.5	67,121	4.0	83,902	5.0
Alliance Bank of Arizona	38,045	9.0	16,977	4.0	21,221	5.0
Torrey Pines Bank	27,404	9.4	11,716	4.0	14,645	5.0
Company	252,458	10.6	95,107	4.0	118,884	5.0

(1)	Alliance Bank of Arizona and Torrey Pines Bank have agreed to maintain a Tier 1 capital ratio of at least 8% for the first three years of their existence.
     We were well capitalized at all the banks and the holding company as of June 30, 2005 and December 31, 2004.
Liquidity
     The ability to have readily available funds sufficient to repay fully maturing liabilities is of primary importance to depositors, creditors and regulators. Our liquidity, represented by cash and due from banks, federal funds sold and available-for-sale securities, is a result of our operating, investing and financing activities and related cash flows. In order to ensure funds are available at all times, on at least a quarterly basis, we project the amount of funds that will be required and maintain relationships with a diversified customer base so funds are accessible. Liquidity requirements can also be met through short-term borrowings or the disposition of short-term assets. We have borrowing lines at correspondent banks totaling $45.0 million. In addition, securities are pledged to the FHLB totaling $503.6 million on total borrowings from the FHLB of $113.7 million as of June 30, 2005. As of June 30, 2005, we had $56.3 million in securities available to be sold or pledged to the FHLB.
     We have a formal liquidity policy, and in the opinion of management, our liquid assets are considered adequate to meet our cash flow needs for loan funding and deposit cash withdrawal for the next 60 – 90 days. At June 30, 2005, we had $953.3 million in liquid assets comprised of $305.4 million in cash and cash equivalents (including federal funds sold of $212.2 million), $570.8 million in available-for-sale securities and the initial public offering proceeds receivable of $77.1 million (received on July 6, 2005).
     On a long-term basis, our liquidity will be met by changing the relative distribution of our asset portfolios, for example, reducing investment or loan volumes, or selling or encumbering assets. Further, we will increase liquidity by soliciting higher levels of deposit accounts through promotional activities and/or borrowing from our correspondent banks as well as the Federal Home Loan Bank of San Francisco. At the current time, our long-term liquidity needs primarily relate to funds required to support loan originations and commitments and deposit withdrawals. All of these needs can currently be met by cash flows from investment payments and maturities, and investment sales if the need arises.
     Our liquidity is comprised of three primary classifications: (i) cash flows from or used in operating activities; (ii) cash flows from or used in investing activities; and (iii) cash flows provided by or used in financing activities. Net cash provided by or used in operating activities consists primarily of net income adjusted for changes in certain other asset and liability accounts and certain non-cash income and expense items such as the loan loss provision, investment and other amortizations and depreciation. For the six months ended June 30, 2005, net cash provided by operating activities was $14.6 million, compared to $10.2 million for the same period in 2004.
     Our primary investing activities are the origination of real estate, commercial and consumer loans and purchase and sale of securities. Our net cash provided by and used in investing activities has been primarily influenced by our loan and securities activities. The net increase in loans for the six months ended June 30, 2005 and 2004 was $264.8 million and $225.2 million, respectively. Proceeds from maturities and sales of securities, net of purchases of securities available-for-sale and held-to-maturity for the six months ended June 30, 2005 were $91.3 million, compared to net purchases of $99.8 million for the same period in 2004.
     Net cash provided by financing activities has been impacted significantly by increases in deposit levels. During the six months ended June 30, 2005 and 2004 deposits increased by $433.5 million and $544.7 million, respectively.
     Our federal funds sold increased $189.1 million from December 31, 2004 to June 30, 2005. This is due to the growth in our deposits combined with the decrease of our investment portfolio over the same period.
     Federal and state banking regulations place certain restrictions on dividends paid by the Banks to Western Alliance. The total amount of dividends which may be paid at any date is generally limited to the retained earnings of each Bank. Dividends paid by the Banks to the Company would be prohibited if the effect thereof would cause the respective Bank’s capital to be reduced below applicable minimum capital requirements.
ITEM 3. Quantitative and Qualitative Disclosures About Market Risk
     Market risk is the risk of loss in a financial instrument arising from adverse changes in market prices and rates, foreign currency exchange rates, commodity prices and equity prices. Our market risk arises primarily from interest rate risk inherent in our lending, investing and deposit taking activities. To that end, management actively monitors and manages our interest rate risk exposure. We do not have any market risk sensitive instruments entered into for trading purposes. We manage our interest rate sensitivity by matching the re-pricing opportunities on our earning assets to those on our funding liabilities.
     Management uses various asset/liability strategies to manage the re-pricing characteristics of our assets and liabilities designed to ensure that exposure to interest rate fluctuations is limited within our guidelines of acceptable levels of risk-taking. Hedging strategies, including the terms and pricing of loans and deposits, and management of the deployment of our securities are used to reduce mismatches in interest rate re-pricing opportunities of portfolio assets and their funding sources.
     Interest rate risk is addressed by our Asset Liability Management Committee, or ALCO, which is comprised of senior finance, operations, human resources and lending officers. ALCO and the Western Alliance Board monitor interest rate risk by analyzing the potential impact on the net economic value of equity and net interest income from potential changes in interest rates, and consider the impact of alternative strategies or changes in balance sheet structure. We manage our balance sheet in part to maintain the potential impact on economic value of equity and net interest income within acceptable ranges despite changes in interest rates.
     Our exposure to interest rate risk is reviewed on at least a quarterly basis by the ALCO and our Board of Directors. Interest rate risk exposure is measured using interest rate sensitivity analysis to determine our change in economic value of equity in the event of hypothetical changes in interest rates. If potential changes to net economic value of equity and net interest income resulting from hypothetical interest rate changes are not within the limits established by our Board of Directors, the Board of Directors may direct management to adjust the asset and liability mix to bring interest rate risk within board-approved limits.
     Economic Value of Equity. We measure the impact of market interest rate changes on the net present value of estimated cash flows from our assets, liabilities and off-balance sheet items, defined as economic value of equity, using a simulation model. This simulation model assesses the changes in the market value of interest rate sensitive financial instruments that would occur in response to an instantaneous and sustained increase or decrease (shock) in market interest rates.
     At June 30, 2005 our economic value of equity exposure related to these hypothetical changes in market interest rates was within the current guidelines established by us. The following table shows our projected change in economic value of equity for this set of rate shock as of June 30, 2005.

	Economic Value of Equity
		Percentage	Percentage	Percentage of
	Economic	Change	of Total	Equity
Interest Rate Scenario	Value	from Base	Assets	Book Value
	($ in millions)
Up 300 basis points	$410.1	2.9%	15.6%	190.4%
Up 200 basis points	407.0	2.1	15.5	189.0
BASE	398.6		15.2	185.1
Down 100 basis points	382.8	(4.0)	14.6	177.7

     The computation of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, asset prepayments and deposit decay, and should not be relied upon as indicative of actual results. Further, the computations do not contemplate any actions we may undertake in response to changes in interest rates. Actual amounts may differ from the projections set forth above should market conditions vary from the underlying assumptions.
     Net Interest Income Simulation. In order to measure interest rate risk at June 30, 2005, we used a simulation model to project changes in net interest income that result from forecasted changes in interest rates. This analysis calculates the difference between net interest income forecasted using a rising and a falling interest rate scenario and a net interest income using a base market interest rate derived from the current treasury yield curve. The income simulation model includes various assumptions regarding the re-pricing relationships for each of our products. Many of our assets are floating rate loans, which are assumed to re-price immediately, and proportional to the change in market rates, depending on their contracted index. Some loans and investments include the opportunity of prepayment (embedded options), and accordingly the simulation model uses indexes to estimate these prepayments and reinvest their proceeds at current yields. Our non-term deposit products re-price more slowly, usually changing less than the change in market rates and at our discretion.
     This analysis indicates the impact of changes in net interest income for the given set of rate changes and assumptions. It assumes the balance sheet remains static and that its structure does not change over the course of the year. It does not account for all factors that impact this analysis, including changes by management to mitigate the impact of interest rate changes or secondary impacts such as changes to our credit risk profile as interest rates change.
     Furthermore, loan prepayment rate estimates and spread relationships change regularly. Interest rate changes create changes in actual loans loan prepayment rates that will differ from the market estimates incorporated in this analysis. Changes that vary significantly from the assumptions may have significant effects on our net interest income.
     For the rising and falling interest rate scenarios, the base market interest rate forecast was increased and decreased over twelve months by 300 and 100 basis points, respectively. At June 30, 2005, our net interest margin exposure related to these hypothetical changes in market interest rates was within the current guidelines established by us.

Sensitivity of Net Interest Income
		Percentage
	Adjusted Net	Change
Interest Rate Scenario	Interest Income	from Base
	(in millions)
Up 300 basis points	$112.8	5.8%
Up 200 basis points	112.1	5.2
BASE	106.6
Down 100 basis points	102.7	(3.6)

ITEM 4. Controls and Procedures
Evaluation of Disclosure Controls
     Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, the Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported in within the time periods specified in Securities and Exchange Commission rules and forms. Additionally, our disclosure controls and procedures were also effective in ensuring that information required to be disclosed in our Exchange Act reports is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer to allow timely decisions regarding required disclosures.
Changes in Internal Control over Financial Reporting
     There have not been any changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2005, which have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. Other Information
Item 1. Legal Proceedings
     There are no material pending legal proceedings, other than ordinary routine litigation incidental to its business, to which Western Alliance or any of its subsidiaries is a party or of which any of their property is the subject.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
          (a) The following unregistered shares of common stock were issued during the period covered by this report pursuant to the exercise of stock options under the Company’s equity compensation plans:

	Date	Options		Total Purchase
Name	Exercised	Exercised	Option Price	Price
Selma Bartlett	April 1, 2005	1,656	$7.03	$11,642
Mark Larson	April 14, 2005	13,500	$1.39	$18,765
Paul Workman	April 29, 2005	13,500	$1.39	$18,765
Robert Clark	May 3, 2005	1,000	$12.00	$12,000
William Boyd	May 3, 2005	1,000	$12.00	$12,000
Michael Paduone	May 3, 2005	1,000	$7.03	$7,030
Carlos Montoya	May 9, 2005	11,250	$1.39	$15,638
Carlos Montoya	May 9, 2005	2,400	$7.03	$16,872
M. Nafees Nagy	May 24, 2005	1,000	$12.00	$12,000
John Moothart	June 2, 2005	3,000	$9.00	$27,000
Jack Wallis	June 17, 2005	24,000	$7.03	$168,720
Daline Januik	June 17, 2005	9,800	$1.39	$13,622
     The foregoing shares of common stock were issued pursuant to a written compensatory benefit plan under circumstances that comply with the requirements of Rule 701 promulgated under the Securities Act of 1933, and are thus exempted from the registration requirements of such Act by virtue of Rule 701.
     The following unregistered shares of common stock were issued during the period covered by this report pursuant to the exercise of outstanding warrants to purchase shares of the Company’s common stock:

Name	Date Exercised	Warrants Exercised	Warrant Price	Total Purchase Price
Paul Baker	April 29, 2005	68,274	$7.62	$520,248
          (b) On June 29, 2005, the Company’s Registration Statement on Form S-1 covering the offering of 3,750,000 shares of the Company’s common stock, Commission file number 333-124406 was declared effective. The Company signed the underwriting agreement on June 29, 2005 and the offering closed on July 6, 2005. As of the date of the filing of this report, all offered securities have been sold and the offering has terminated. The offering was managed by Sandler O’Neill & Partners, L.P (the principal Underwriter).

     On July 1, 2005, the principal Underwriter exercised an over-allotment option to purchase an additional 450,000 shares of the Company’s common stock. The total price to the public for the shares offered and sold by the Company, including the over-allotment, was $92.4 million. The amount of expenses incurred for the Company’s account in connection with the offering includes approximately $6.0 million of underwriting discounts and commissions and offering expenses of approximately $1.2 million.
     All of the foregoing expenses were direct or indirect payments to persons other than (i) directors, officers or their associates; (ii) persons owning ten percent (10%) or more of the Company’s common stock; or (iii) affiliates of the Company.
     The net proceeds of the offering, including the exercise of the over-allotment option, to the Company (after deducting the foregoing expenses) were $85.2 million. As of July 6, 2005 total of $15.0 million, $10.0 million and $5.0 million of the net proceeds have been contributed to BankWest of Nevada, Alliance Bank of Arizona and Torrey Pines Bank, respectively, as additional paid-in capital. The remainder has been retained by the Company and invested in accordance with its investment policy.
     There has been no material change in the planned use of proceeds from this initial public offering as described in the Company’s final prospectus filed with the SEC.
Item 3. Defaults Upon Senior Securities
     Not applicable.
Item 4. Submission of Matters to a Vote of Security Holders
(a) The annual meeting of shareholders was held on April 27, 2005.
(b) The following individuals were elected as Class I directors with terms expiring in 2006: Paul Baker, Bruce Beach, William S. Boyd, Steven J. Hilton and Marianne Boyd Johnson. The following individuals were elected as Class II directors with terms expiring in 2007: Cary Mack, Arthur Marshall, Todd Marshall, M. Nafees Nagy, M.D., and James E. Nave, D.V.M. The following individuals were elected as Class III directors with terms expiring in 2008: Edward M. Nigro, Robert G. Sarver, Donald D. Snyder and Larry L. Woodrum.
(c) The following matters were voted upon and approved by the Company’s shareholders at the 2005 Annual Meeting of Shareholders on April 27, 2005: (i) approve and adopt the amended and restated articles of of incorporation (Proposal 1), (ii) approve and adopt a proposal to reduce the supermajority voting provision contained in Article 8 of the articles of incorporation (Proposal 2), (iii) election of 14 directors (Proposal 3) and (iv) approve and adopt the 2005 Stock Incentive Plan (Proposal 4).
The votes for the above-listed proposals were as follows:
Proposal 1
Shareholders cast 14,135,863 votes for, 98,914 votes against and no abstentions.

Proposal 2
Shareholders cast 14,135,233 votes for, 81,091 votes against and 18,453 abstentions.
Proposal 3
Paul Baker received 14,234,777 votes for election and no votes were withheld; Bruce Beach received 14,234,777 votes for election and no votes were withheld; William S. Boyd received 14,234,777 votes for election and no votes were withheld; Steven J. Hilton received 14,234,777 votes for election and no votes were withheld; Marianne Boyd Johnson received 14,234,777 votes for election and no votes were withheld; Cary Mack received 14,234,777 votes for election and no votes were withheld; Arthur Marshall received 14,234,777 votes for election and no votes were withheld; Todd Marshall received 14,234,777 votes for election and no votes were withheld; M. Nafees Nagy, M.D. received 14,234,777 votes for election and no votes were withheld; James E. Nave, D.V.M. received 14,234,777 votes for election and no votes were withheld; Edward M. Nigro received 14,234,777 votes for election and no votes were withheld; Robert G. Sarver received 14,234,777 votes for election and no votes were withheld; Donald D. Snyder received 14,234,777 votes for election and no votes were withheld; and Larry L. Woodrum received 14,234,777 votes for election and no votes were withheld. There were no abstentions or broker non-votes for any of the nominees.
Proposal 4
Shareholders cast 14,000,082 votes for, 234,695 votes against and no abstentions.
(d) Not applicable.
Item 5. Other Information
     None.
Item 6. Exhibits

3.1	Amended and Restated Articles of Incorporation (filed as Exhibit 3.1 to Amendment No. 1 to the Registration Statement on Form S-1 of Western Alliance Bancorporation filed on June 7, 2005 and incorporated herein by reference).

3.2	Amended and Restated Bylaws (filed as Exhibit 3.2 to Amendment No. 1 to the Registration Statement on Form S-1 of Western Alliance Bancorporation filed on June 7, 2005 and incorporated herein by reference).

4.1	Form of common stock certificate (filed as Exhibit 4.1 to Amendment No. 3 to the Registration Statement on Form S-1 of Western Alliance Bancorporation filed on June 27, 2005 and incorporated herein by reference).

10.1	Western Alliance Bancorporation 2005 Stock Incentive Plan (filed as Exhibit 10.1 to Amendment No. 1 to the Registration Statement on Form S-1 of Western Alliance Bancorporation filed on June 7, 2005 and incorporated herein by reference).

10.2	Form of Western Alliance Bancorporation 2005 Stock Incentive Plan Agreement — Incentive.

10.3	Form of Western Alliance Bancorporation 2005 Stock Incentive Plan Agreement — Nonqualified.

31.1	CEO Certification Pursuant Rule 13a-14(a)/15d-a4(a)

31.2	CFO Certification Pursuant Rule 13a-14(a)/15d-14(a)

32	CEO and CFO Certification Pursuant 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes – Oxley Act of 2002

Signatures
     Pursuant to the requirements of section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WESTERN ALLIANCE BANCORPORATION

Date: August 11, 2005	By:	/s/ Robert Sarver

Robert Sarver
President and Chief Executive Officer

Date: August 11, 2005	By:	/s/ Dale Gibbons

Dale Gibbons
Executive Vice President and
Chief Financial Officer

Date: August 11, 2005	By:	/s/ Terry A. Shirey

Terry A. Shirey
Controller
Principal Accounting Officer

EXHIBIT INDEX

3.1	Amended and Restated Articles of Incorporation (filed as Exhibit 3.1 to Amendment No. 1 to the Registration Statement on Form S-1 of Western Alliance Bancorporation filed on June 7, 2005 and incorporated herein by reference).

3.2	Amended and Restated Bylaws (filed as Exhibit 3.2 to Amendment No. 1 to the Registration Statement on Form S-1 of Western Alliance Bancorporation filed on June 7, 2005 and incorporated herein by reference).

4.1	Form of common stock certificate (filed as Exhibit 4.1 to Amendment No. 3 to the Registration Statement on Form S-1 of Western Alliance Bancorporation filed on June 27, 2005 and incorporated herein by reference).

10.1	Western Alliance Bancorporation 2005 Stock Incentive Plan (filed as Exhibit 10.1 to Amendment No. 1 to the Registration Statement on Form S-1 of Western Alliance Bancorporation filed on June 7, 2005 and incorporated herein by reference).

10.2	Form of Western Alliance Bancorporation 2005 Stock Incentive Plan Agreement — Incentive.

10.3	Form of Western Alliance Bancorporation 2005 Stock Incentive Plan Agreement — Nonqualified.

31.1	CEO Certification Pursuant to Rule 13a-14(a)/15d-14(a)

31.2	CFO Certification Pursuant to Rule 13a-14(a)/15d-14(a)

32	CEO and CFO Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.