Form 10-Q
period 2005-09-30
WESTERN ALLIANCE BANCORPORATION
filed 2005-11-10
CIK 1212545

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended September 30, 2005
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Transition period from                                         to
Commission File Number: 333-124406
WESTERN ALLIANCE BANCORPORATION
(Exact Name of Registrant as Specified in Its Charter)

Nevada	88-0365922

(State or Other Jurisdiction of Incorporation or	(I.R.S. Employer I.D. Number)
Organization)

2700 W. Sahara Avenue, Las Vegas, NV	89102

(Address of Principal Executive Offices)	(Zip Code)
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

Yes ☑	No ☐
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act)

Yes ☐	No ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

Yes ☐	No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Common Stock Issued and Outstanding: 22,810,191 shares as of October 31, 2005.

Part I. Financial Information
ITEM I. FINANCIAL STATEMENTS
Western Alliance Bancorporation and Subsidiaries
Consolidated Balance Sheets
September 30, 2005 and December 31, 2004

	September 30,	December 31,
($ in thousands, except per share amounts)	2005	2004

	(Unaudited)
Assets
Cash and due from banks	$90,618	$92,282
Federal funds sold	203,999	23,115

Cash and cash equivalents	294,617	115,397

Securities held to maturity (approximate fair value $115,689 and $128,984, respectively)	117,116	129,549
Securities available for sale	595,959	659,073
Loans, net of allowance for loan losses of $19,288 and $15,271, respectively	1,598,253	1,173,264
Premises and equipment, net	36,859	29,364
Bank owned life insurance	51,215	26,170
Investment in Federal Home Loan Bank stock	14,006	15,097
Accrued interest receivable	9,189	8,359
Deferred tax assets, net	8,858	5,949
Goodwill	3,946	3,946
Other intangible assets, net of accumulated amortization of $349 and $183, respectively	1,274	1,440
Other assets	13,722	9,241

Total assets	$2,745,014	$2,176,849

Liabilities and Stockholders’ Equity
Liabilities
Non-interest bearing demand deposits	$1,048,175	$749,550
Interest bearing deposits:
Demand	107,700	103,723
Savings and money market	893,736	665,425
Time, $100 and over	275,325	219,451
Other time	22,562	17,887

	2,347,498	1,756,036
Federal Home Loan Bank advances and other borrowings
One year or less	55,810	185,494
Over one year	63,700	63,700
Junior subordinated debt	30,928	30,928
Accrued interest payable and other liabilities	8,825	7,120

Total liabilities	2,506,761	2,043,278

Commitments and Contingencies
Stockholders’ Equity
Preferred stock, par value $.0001; shares authorized 20,000,000; no shares issued and outstanding 2005 and 2004	—	—
Common stock, par value $.0001; shares authorized 100,000,000; shares issued and outstanding 2005: 22,793,241; 2004:18,249,554	2	2
Additional paid-in capital	167,950	80,459
Retained earnings	77,839	58,216
Deferred compensation — restricted stock	(386)	—
Accumulated other comprehensive loss — net unrealized loss on available for sale securities	(7,152)	(5,106)

Total stockholders’ equity	238,253	133,571

Total liabilities and stockholders’ equity	$2,745,014	$2,176,849

See Notes to Consolidated Financial Statements.

Western Alliance Bancorporation and Subsidiaries
Consolidated Statements of Income
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
($ in thousands, except per share amounts)	2005	2004	2005	2004

Interest income on:
Loans, including fees	$27,343	$15,866	$71,266	$40,819
Securities — taxable	7,269	7,989	22,053	22,097
Securities — nontaxable	85	84	256	256
Dividends — taxable	135	149	441	384
Federal funds sold and other	868	57	1,919	224

Total interest income	35,700	24,145	95,935	63,780

Interest expense on:
Deposits	6,767	3,228	17,124	8,344
Short-term borrowings	357	601	1,305	1,961
Long-term borrowings	699	912	2,259	2,376
Junior subordinated debt	546	407	1,520	1,103

Total interest expense	8,369	5,148	22,208	13,784

Net interest income	27,331	18,997	73,727	49,996
Provision for loan losses	1,283	1,256	4,217	3,163

Net interest income after provision for loan losses	26,048	17,741	69,510	46,833

Other income:
Trust and investment advisory services	1,448	1,045	4,108	1,801
Service charges	662	638	1,858	1,884
Income from bank owned life insurance	463	293	1,045	908
Investment securities gains (losses), net	—	58	69	14
Other	660	585	1,655	1,568

	3,233	2,619	8,735	6,175

Other expense:
Salaries and employee benefits	9,541	6,678	27,049	17,934
Occupancy	2,619	1,917	7,314	5,271
Customer service	1,257	468	2,930	1,473
Advertising and other business development	702	316	2,023	1,234
Legal, professional and director fees	527	420	1,523	1,057
Correspondent and wire transfer costs	417	349	1,220	888
Audits and exams	367	311	1,128	822
Data processing	350	168	715	467
Supplies	304	230	804	616
Travel and automobile	232	173	487	307
Insurance	223	167	540	383
Telephone	195	149	558	419
Other	540	394	1,523	1,185

	17,274	11,740	47,814	32,056

Income before income taxes	12,007	8,620	30,431	20,952

Income tax expense	4,258	3,071	10,808	7,324

Net income	$7,749	$5,549	$19,623	$13,628

Comprehensive income	$6,071	$12,631	$17,577	$12,713

Earnings per share:
Basic	$0.34	$0.33	$0.99	$0.81

Diluted	$0.31	$0.31	$0.90	$0.76

See Notes to Consolidated Financial Statements.

Western Alliance Bancorporation and Subsidiaries
Consolidated Statement of Stockholders’ Equity
Nine Months Ended September 30, 2005 (Unaudited)
($ in thousands, except per share amounts)

								Deferred	Accumulated
						Additional		Compensation -	Other
	Comprehensive	Preferred Stock		Common Stock		Paid-in	Retained	Restricted	Comprehensive
Description	Income	Shares Issued	Amount	Shares Issued	Amount	Capital	Earnings	Stock	(Loss)	Total

Balance, December 31, 2004		—	$—	18,249,554	$2	$80,459	$58,216	$—	$(5,106)	$133,571

Issuance of 4,200,000 shares of common stock, net of offering costs of $7,337				4,200,000	—	85,063	—	—	—	85,063
Stock options exercised				210,864	—	1,176	—	—	—	1,176
Stock warrants exercised				105,823	—	806	—	—	—	806
Restricted stock granted				27,000	—	446	—	(446)	—	—
Compensation cost on restricted stock				—	—	—	—	60	—	60
Comprehensive income:
Net income	$19,623			—	—	—	19,623	—	—	19,623
Other comprehensive income
Unrealized holding losses on securities available for sale arising during the period, net of taxes of $1,239	(2,001)
Less reclassification adjustment for gains included in net income, net of taxes of $24	(45)

Net unrealized holding losses	(2,046)			—	—	—	—	—	(2,046)	(2,046)

	$17,577

Balance, September 30, 2005		—	$—	22,793,241	$2	$167,950	$77,839	$(386)	$(7,152)	$238,253

See Notes to Consolidated Financial Statements.

Western Alliance Bancorporation and Subsidiaries
Consolidated Statements of Cash Flows
Nine Months Ended September 30, 2005 and 2004 (Unaudited)
($ in thousands)

	2005	2004

Cash Flows from Operating Activities:
Net income	$19,623	$13,628
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,809	1,890
Net amortization of securities premiums	1,196	3,024
Stock dividends received, FHLB stock	(440)	(384)
Provision for loan losses	4,217	3,163
(Gain) loss on sales of securities available for sale	(69)	14
Deferred taxes	(25)	(522)
Compensation cost on restricted stock	60	—
(Decrease) in accrued interest receivable	(830)	(1,094)
(Increase) in bank-owned life insurance	(1,045)	(907)
Increase in other assets	(4,260)	(1,535)
Increase in accrued interest payable and other liabilities	84	1,029
Other, net	(30)	15

Net cash provided by operating activities	21,290	18,321

Cash Flows from Investing Activities:
Purchases of securities held to maturity	(8,233)	(19,964)
Proceeds from maturities of securities held to maturity	20,560	26,491
Purchases of securities available for sale	(85,747)	(409,644)
Proceeds from maturities of securities available for sale	125,697	244,469
Proceeds from the sale of securities available for sale	18,728	13,768
Net cash paid in settlement of acquisition	—	(2,177)
Proceeds from sale (purchase) of Federal Home Loan Bank stock	1,531	(2,483)
Net increase in loans made to customers	(429,206)	(352,361)
Purchase of premises and equipment	(10,285)	(7,142)
Proceeds from sale of premises and equipment	62	—
Purchase of bank owned life insurance	(24,000)	—

Net cash used in investing activities	(390,893)	(509,043)

Cash Flows from Financing Activities:
Net increase in deposits	591,462	595,294
Net repayments on borrowings	(129,684)	(75,360)
Proceeds from stock issuance	85,063	14,955
Proceeds from exercise of stock options and stock warrants	1,982	502

Net cash provided by financing activities	548,823	535,391

Increase in cash and cash equivalents	179,220	44,669
Cash and Cash Equivalents, beginning of period	115,397	65,908

Cash and Cash Equivalents, end of period	$294,617	$110,577

Supplemental Disclosure of Cash Flow Information
Cash payments for interest	$23,141	$14,860
Cash payments for income taxes	$12,640	$6,935
Supplemental Disclosure of Noncash Investing and Financing Activities
Stock issued in connection with acquisition	$—	$2,400
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
Interim financial information
The accompanying unaudited consolidated financial statements as of September 30, 2005 and 2004 have been prepared in condensed format, and therefore do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.
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
At September 30, 2005, the Company has the 2005 Stock Inventive Plan (2005 Plan), which is an amendment and restatement of the three plans described more fully in Note 12 of the audited financial statements. There were no modifications to outstanding options as a result of this amendment. The shares available for issuance under the 2005 Plan are 3,255,000, taking into account awards outstanding under the prior three plans of 2,248,550. The Company accounts for the plan under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Accordingly, no stock-based employee compensation cost has been recognized, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share had compensation cost for all of the stock-based compensation plans been determined based on the grant date fair values of awards (the method described in FASB Statement No. 123, Accounting for Stock-Based Compensation):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004

Net income:
As reported	$7,749	$5,549	$19,623	$13,628
Deduct total stock-based employee compensation expense determined under fair value based method for all awards	(259)	(172)	(684)	(481)
Related tax benefit for nonqualified stock options	19	10	42	19

Pro forma	$7,509	$5,387	$18,981	$13,166

Earnings per share:
Basic — as reported	$0.34	$0.33	$0.99	$0.81
Basic — pro forma	0.33	0.32	0.96	0.78
Diluted — as reported	0.31	0.31	0.90	0.76
Diluted — pro forma	0.30	0.30	0.87	0.73
The pro forma compensation cost was recognized for the fair value of the stock options granted, which was estimated using the minimum value method for those options granted prior to our initial public offering, and the Black-Scholes method for those granted after it. For options granted prior to our initial public offering, the assumptions used in determining the fair value per optional share of $4.04 and $2.84 for stock options granted in the nine months ended September 30, 2005 and 2004, respectively, were as follows: expected life of seven years and risk free interest rate of 4.1% and 3.9%, respectively. For options granted after our initial public offering, the assumptions used in determining the fair value per optional shares of $9.40 were a follows: expected life of seven years, risk free interest rate of 4.0%, and volatility of 29%.
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
The Statement will be effective at the beginning of the first quarter of 2006. As of the effective date, we will apply the Statement using a modified version of prospective application. Under that transition method, compensation cost will be recognized for (i) all awards granted after the required effective date and to awards modified, cancelled, or repurchased after that date and (ii) the portion of awards granted subsequent to completion of the Company’s initial public offering (IPO) and prior to the effective date for which the requisite service has not yet been rendered, based on the grant-date fair value of those awards calculated for pro forma disclosures under SFAS 123. No compensation cost will be recognized for awards granted before the completion of the Company’s IPO since the value of those awards were calculated using the minimum value method. The impact of this statement on the Company in 2006 and beyond will depend on various factors, including our compensation strategy.
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

Western Alliance Bancorporation and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
($ in thousands, except per share amounts)
Note 2. Earnings Per Share (continued)
Basic and diluted earnings per share, based on the weighted average outstanding shares, are summarized as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004

Basic:
Net income applicable to common stock	$7,749	$5,549	$19,623	$13,628
Average common shares outstanding	22,732,713	16,994,849	19,841,670	16,838,882

Earnings per share	$0.34	$0.33	$0.99	$0.81

Diluted:
Net income applicable to common stock	$7,749	$5,549	$19,623	$13,628

Average common shares outstanding	22,732,713	16,994,849	19,841,670	16,838,882
Stock option adjustment	1,340,705	669,478	1,128,402	694,500
Stock warrant adjustment	1,008,205	540,772	886,541	500,715

Average common equivalent shares outstanding	25,081,623	18,205,099	21,856,613	18,034,097

Earnings per share	$0.31	$0.31	$0.90	$0.76

6,250 stock options are not included in the above calculations for the three months ended September 30, 2005 as the effect would have been anti-dilutive.
Note 3. Loans
The components of the Company’s loan portfolio as of September 30, 2005 and December 31, 2004 are as follows:

	September 30,	December 31,
	2005	2004

Construction and land development	$396,970	$323,176
Commercial real estate	655,004	491,949
Residential real estate	239,538	116,360
Commercial and industrial	307,045	241,292
Consumer	21,046	17,682
Less: net deferred loan fees	(2,062)	(1,924)

	1,617,541	1,188,535

Less:
Allowance for loan losses	(19,288)	(15,271)

	$1,598,253	$1,173,264

Western Alliance Bancorporation and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
($ in thousands, except per share amounts)
Note 4. Loans (continued)
Changes in the allowance for loan losses for the three months ended September 30, 2005 and 2004 are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004

Balance, beginning	$18,118	$13,360	$15,271	$11,378
Provision charged to operating expense	1,283	1,256	4,217	3,163
Recoveries of amounts charged off	13	24	171	130
Less amounts charged off	(126)	(115)	(371)	(146)

Balance, ending	$19,288	$14,525	$19,288	$14,525

At September 30, 2005, total impaired and non-accrual loans were $175, and loans past due 90 days or more and still accruing were $2,503.

Western Alliance Bancorporation and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
($ in thousands, except per share amounts)
Note 4. Commitments and Contingencies
Commitments
On September 15, 2005, BankWest of Nevada entered into a real estate purchase agreement for the purchase of a bank branch and office building, which is currently leased by BankWest of Nevada and serves as the headquarters for BankWest of Nevada and the Company. The purchase price is $16,300 and the transaction is expected to close in the fourth quarter of 2005.
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

	September 30,	December 31,
	2005	2004

Commitments to extend credit, including unsecured loan commitments of $125,960 in 2005 and $81,606 in 2004	$674,341	$423,767
Credit card guarantees	7,404	5,421
Standby letters of credit, including unsecured letters of credit of $4,463 in 2005 and $1,264 in 2004	29,506	5,978

	$711,251	$435,166

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
The Company guarantees certain customer credit card balances held by an unrelated third party. These unsecured guarantees act to streamline the credit underwriting process and are issued as a service to

Western Alliance Bancorporation and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
($ in thousands, except per share amounts)
Note 4. Commitments and Contingencies (continued)
Financial instruments with off-balance sheet risk (continued)
certain customers who wish to obtain a credit card from the third party vendor. The Company recognizes nominal fees from these arrangements and views them strictly as a means of maintaining good customer relationships. The guarantee is offered to those customers who, based solely upon management’s evaluation, maintain a relationship with the Company that justifies the inherent risk. Essentially all such guarantees exist for the life of each respective credit card relationship. The Company would be required to perform under the guarantee upon a customer’s default on the credit card relationship with the third party. Historical losses under the program have been nominal. Upon entering into a credit card guarantee, the Company records the related liability at fair value pursuant to FASB Interpretation 45 (FIN 45), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. Thereafter, the related liability is evaluated pursuant to FASB 5. The total credit card balances outstanding at September 30, 2005 and December 31, 2004 are $1,319 and $1,109, respectively.
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
The total liability for financial instruments with off-balance sheet risk as of September 30, 2005 and December 31, 2004 was $507 and $307, respectively.
Concentrations
The Company grants commercial, construction, real estate and consumer loans to customers through offices located in the Company’s primary markets. The Company’s business is concentrated in these areas and the loan portfolio includes significant credit exposure to the commercial real estate industry of these areas. At September 30, 2005 real estate related loans accounted for approximately 80% of total loans, and approximately 6% of real estate loans are secured by undeveloped land. Substantially all of these loans are secured by first liens with an initial loan to value ratio of generally not more than 80%. Approximately one-half of these real estate loans are owner occupied. At September 30, 2005, 30.3% of our loan portfolio consisted of investor real estate loans, compared to 33.3% at December 31, 2004. In addition, approximately 7% of total loans are unsecured as of September 30, 2005 and December 31, 2004.
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

Western Alliance Bancorporation and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
($ in thousands, except per share amounts)
Note 5. Stock Options, Stock Warrants and Restricted Stock
The Company granted 383,500 stock options and 27,000 shares of restricted stock to various employees and directors during the nine months ended September 30, 2005. The options had a weighted average exercise price of $17.28 and vest at 20% a year from the date of grant. The restricted stock vests at 20% per year. 210,864 stock options were exercised and 35,100 stock options were forfeited during the nine months ended September 30, 2005. These exercised and forfeited options had a weighted average exercise price of $5.51 and $10.85, respectively.
105,823 warrants were exercised during the nine months ended September 30, 2005 at an exercise price of $7.62.
Note 6. Segment Information
The following is a summary of selected operating segment information as of and for the periods ended September 30, 2005 and 2004:

	BankWest	Alliance Bank	Torrey Pines		Intersegment	Consolidated
	of Nevada	of Arizona	Bank	Other	Eliminations	Company

At September 30, 2005:
Assets	$1,815,708	$514,073	$357,272	$277,999	$(220,038)	$2,745,014
Gross loans and deferred fees	1,002,762	358,490	256,289	—	—	1,617,541
Less: Allowance for loan losses	(11,474)	(4,833)	(2,981)	—	—	(19,288)

Net loans	991,288	353,657	253,308	—	—	1,598,253

Deposits	1,586,490	460,078	315,093	—	(14,163)	2,347,498
Stockholders’ equity	122,708	43,132	32,705	245,289	(205,581)	238,253
Three Months Ended September 30, 2005:
Net interest income	$18,414	$5,128	$3,929	$(122)	$(18)	$27,331
Provision for loan losses	375	515	393	—	—	1,283

Net interest income after provision for loan losses	18,039	4,613	3,536	(122)	(18)	26,048
Noninterest income	1,375	454	213	9,929	(8,738)	3,233
Noninterest expense	(9,345)	(3,707)	(2,465)	(2,035)	278	(17,274)

Income before income taxes	10,069	1,360	1,284	7,772	(8,478)	12,007
Income tax expense	3,227	483	517	31	—	4,258

Net income	$6,842	$877	$767	$7,741	$(8,478)	$7,749

Nine Months Ended September 30, 2005:
Net interest income	$51,208	$13,469	$10,114	$(1,046)	$(18)	$73,727
Provision for loan losses	1,817	1,417	983	—	—	4,217

Net interest income after provision for loan losses	49,391	12,052	9,131	(1,046)	(18)	69,510
Noninterest income	3,830	983	488	25,826	(22,392)	8,735
Noninterest expense	(26,098)	(9,603)	(7,282)	(5,563)	732	(47,814)

Income before income taxes	27,123	3,432	2,337	19,217	(21,678)	30,431
Income tax expense (benefit)	8,997	1,312	940	(441)	—	10,808

Net income	$18,126	$2,120	$1,397	$19,658	$(21,678)	$19,623

Western Alliance Bancorporation and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
($ in thousands, except per share amounts)
Note 6. Segment Information (continued)

	BankWest	Alliance Bank	Torrey Pines		Intersegment	Consolidated
	of Nevada	of Arizona	Bank	Other	Eliminations	Company

At September 30, 2004:
Assets	$1,579,308	$294,704	$244,147	$166,460	$(158,367)	$2,126,252
Gross loans and deferred fees	752,326	203,736	129,377	—	—	1,085,439
Less: Allowance for loan losses	(9,861)	(2,905)	(1,759)	—	—	(14,525)

Net loans	742,465	200,831	127,618	—	—	1,070,914

Deposits	1,253,583	232,683	217,368	—	(13,694)	1,689,940
Stockholders’ equity	85,959	27,651	24,245	134,557	(144,390)	128,022
Three Months Ended September 30, 2004:
Net interest income	$14,544	$2,686	$2,174	$(404)	$(3)	$18,997
Provision for loan losses	679	527	50	—	—	1,256

Net interest income after provision for loan losses	13,865	2,159	2,124	(404)	(3)	17,741
Noninterest income	1,270	240	124	7,178	(6,193)	2,619
Noninterest expense	(6,916)	(2,075)	(1,727)	(1,143)	121	(11,740)

Income before income taxes	8,219	324	521	5,631	(6,075)	8,620
Income tax expense	2,723	87	194	67	—	3,071

Net income	$5,496	$237	$327	$5,564	$(6,075)	$5,549

Nine Months Ended September 30, 2004:
Net interest income	$38,509	$6,858	$5,663	$(1,032)	$(2)	$49,996
Provision for loan losses	1,417	1,146	600	—	—	3,163

Net interest income after provision for loan losses	37,092	5,712	5,063	(1,032)	(2)	46,833
Noninterest income	3,703	545	480	16,882	(15,435)	6,175
Noninterest expense	(19,844)	(5,803)	(4,443)	(2,264)	298	(32,056)

Income before income taxes	20,951	454	1,100	13,586	(15,139)	20,952
Income tax expense (benefit)	6,893	81	387	(37)	—	7,324

Net income	$14,058	$373	$713	$13,623	$(15,139)	$13,628

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

Western Alliance Bancorporation and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
($ in thousands, except per share amounts)
Note 7. Initial Public Offering (continued)
The total price to the public for the shares offered and sold by the Company, including the over-allotment, was $92.4 million. The amount of expenses incurred by the Company in connection with the offering includes approximately $6.0 million of underwriting discounts and commissions and offering expenses of approximately $1.3 million.

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
Overview
     During the second quarter of 2005, we remained focused on increasing our earnings through growth of our interest earning assets funded with low-cost deposits. Loan growth for the quarter ended September 30, 2005 was $164.2 million, or 11.3%, as compared to $127.1 million, or 13.3% for the same period in 2004. Deposit growth was $153.2 million, or 7.2%, for the three months ended September 30, 2005, compared to $50.6 million, or 3.1% for the same period in 2004. We reported net income of $7.7 million, or $0.31 per diluted share, for the quarter ended September 30, 2005, as compared to $5.5 million, or $0.31 per diluted share, for the same period in 2004. The increase in earnings is primarily due to higher net interest income, due primarily to an increase in loans and the increase in interest rates. Earnings per share remained flat due to the increase in shares outstanding. The provision for loan losses increased $27,000 from the three months ended September 30, 2004 to the same period in 2005, due to an increase in size of the loan portfolio. Non-interest income for the quarter ended September 30, 2005 increased 23.4% from the same period in the prior year, due primarily to an increase in trust and investment advisory fees. Non-interest expense for the quarter ended September 30, 2005 increased 47.1% from the same period in 2004, due primarily to an increase in salary and benefits and occupancy costs.
     Selected financial highlights are presented in the table below.

Summary of Consolidated Financial and Other Data

	At or for the three months ended Sept 30,			For the nine months ended Sept 30,
	2005	2004	Change %	2005	2004	Change %

Selected Balance Sheet Data: (in millions)
Total assets	$2,745.0	$2,126.2	29.1%
Gross loans, including net deferred fees	1,617.5	1,085.4	49.0
Securities	713.1	853.4	(16.4)
Federal funds sold	204.0	22.8	794.7
Deposits	2,347.5	1,689.9	38.9
Short term borrowings and long term debt	119.5	263.3	(54.6)
Junior subordinated debt	30.9	30.9	0.0
Stockholders’ equity	238.3	128.0	86.2

Selected Income Statement Data: (in thousands)
Interest income	$35,700	$24,145	47.9	$95,935	$63,780	50.4%
Interest expense	8,369	5,148	62.6	22,208	13,784	61.1

Net interest income	27,331	18,997	43.9	73,727	49,996	47.5
Provision for loans losses	1,283	1,256	2.1	4,217	3,163	33.3

Net interest income after provision for loan losses	26,048	17,741	46.8	69,510	46,833	48.4
Non-interest income	3,233	2,619	23.4	8,735	6,175	41.5
Non-interest expense	17,274	11,740	47.1	47,814	32,056	49.2

Income before income taxes	12,007	8,620	39.3	30,431	20,952	45.2
Income tax expense	4,258	3,071	38.7	10,808	7,324	47.6

Net Income	7,749	5,549	39.6	19,623	13,628	44.0

Common Share Data:
Net income per share:
Basic	$0.34	$0.33	3.0	$0.99	$0.81	22.2
Diluted	0.31	0.31	0.0	0.90	0.76	18.4
Book value per share	10.45	7.02	48.9
Average shares outstanding (in thousands):
Basic	22,732	16,995	33.8	19,842	16,839	17.8
Diluted	25,082	18,205	37.8	21,856	18,034	21.2
Common shares outstanding	22,793	18,236	25.0

Selected Performance Ratios:
Return on average assets (1)	1.17%	1.10%	6.4	1.09%	1.00%	9.0
Return on average stockholders’ equity (1)	12.80	19.26	(33.5)	14.82	16.84	(12.0)
Net interest margin (1)	4.43	4.02	10.2	4.39	3.93	11.7
Net interest spread	3.52	3.44	2.3	3.58	3.38	5.9
Efficiency ratio	56.52	54.31	4.1	57.98	57.07	1.6
Loan to deposit ratio	68.90	64.23	7.3

Capital Ratios:
Tangible Common Equity	8.5%	5.8%	46.6%
Leverage ratio	10.3	7.8	32.1
Tier 1 Risk Based Capital	13.6	11.3	20.4
Total Risk Based Capital	14.6	12.4	17.7

Asset Quality Ratios:
Net charge-offs to average loans outstanding (1)	0.03%	0.04%	(25.0)	0.02%	0.00%	100.0
Non-accrual loans to gross loans	0.01	0.02	(50.0)
Non-accrual loans to total assets	0.01	0.01	0.0
Loans past due 90 days or more and still accruing	0.15	0.01	1,400.0
Allowance for loan losses to gross loans	1.19	1.34	(11.2)
Allowance for loan losses to non-performing loans	> 10 times	> 10 times

(1)	Annualized for the three and nine-month periods ended September 30, 2005 and 2004.

Primary Factors in Evaluating Financial Condition and Results of Operations
As a bank holding company, we focus on several factors in evaluating our financial condition and results of operations, including:
•	Return on Average Equity, or ROE;

•	Return on Average Assets, or ROA;

•	Asset Quality;

•	Asset and Deposit Growth; and

•	Operating Efficiency.
     Return on Average Equity. Our net income for the three months ended September 30, 2005 increased 39.6% to $7.7 million compared to $5.5 million for the three months ended September 30, 2004. The increase in net income was due primarily to an increase in net interest income of $8.3 million and an increase in non-interest income of $614,000, offset by an increase of $5.5 million in other expenses. Basic earnings per share increased to $0.34 per share for the three months ended September 30, 2005 compared to $0.33 per share for the same period in 2004. Diluted earnings per share was $0.31 per share for the three month periods ended September 30, 2005 and 2004, which remained flat due to the increase in the number of shares outstanding. The increase in net income offset by the increase in equity resulted in an ROE of 12.80% for the three months ended September 30, 2005 compared to 19.26% for the three months ended September 30, 2004.
     For the nine months ended September 30, 2005, net income increased 44.0% to $19.6 million compared to $13.6 million for the same period on 2004. The increase in net income was due primarily to an increase in net interest income of $23.7 million and an increase in non-interest income of $2.6 million, offset by an increase of $1.1 million to the provision for loan losses, and an increase of $15.8 million in other expenses. Basic earnings per share increased to $0.99 per share for the nine months ended September 30, 2005 compared to $0.81 per share for the same period in 2004. Diluted earnings per share increased to $0.90 per share for the nine months ended September 30, 2005 compared to $0.76 per share for the same period last year. The increase in net income offset by the increase in equity resulted in an ROE of 14.82% for the nine months ended September 30, 2005 compared to 16.84% for the nine months ended September 30, 2004.
     Return on Average Assets. Our ROA for the three months ended September 30, 2005 increased to 1.17% compared to 1.10% for the same period in 2004. Our ROA for the nine months ended September 30, 2005 increased to 1.09% compared to 1.00% for the same period in 2004. The increases in ROA are primarily due to the increases in net income as discussed above.
     Asset Quality. For all banks and bank holding companies, asset quality plays a significant role in the overall financial condition of the institution and results of operations. We measure asset quality in terms of non-accrual and restructured loans and assets as a percentage of gross loans and assets, and net charge-offs as a percentage of average loans. Net charge-offs are calculated as the difference between charged-off loans and recovery payments received on previously charged-off loans. As of September 30, 2005, non-accrual loans were $175,000 compared to $342,000 at September 30, 2004. Non-accrual loans as a percentage of gross loans were 0.01% as of September 30, 2005, compared to 0.02% as of September 30, 2004. For the three and nine months ended September 30, 2005, net charge-offs as a percentage of average loans were 0.03% and 0.04%, respectively.
     Asset Growth. The ability to produce loans and generate deposits is fundamental to our asset growth. Our assets and liabilities are comprised primarily of loans and deposits, respectively. Total assets increased 29.1% to $2.7 billion as of September 30, 2005 from $2.2 billion as of September 30, 2004. Gross loans grew 49.0% to $1.6 billion as of September 30, 2005 from $1.2 billion as of September 30, 2004. Total deposits increased 38.9% to $2.3 billion as of September 30, 2005 from $1.8 billion as of September 30, 2004.
     Operating Efficiency. Operating efficiency is measured in terms of how efficiently income before income taxes is generated as a percentage of revenue. Our efficiency ratio (non-interest expenses divided by the sum of net interest income and non interest income) was 56.5% for the three months ended September 30, 2005, compared to 54.3% for the same period in 2004. Our efficiency ratios for the nine months ended September 30, 2005 and 2004 were 58.0% and 57.1%, respectively.
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
     Although we believe the level of the allowance as of September 30, 2005 was adequate to absorb probable losses in the loan portfolio, a decline in local economic or other factors could result in increasing losses that cannot be reasonably estimated at this time.
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
     The following table sets forth a summary financial overview for the three and nine month periods ended September 30, 2005 and 2004.

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2005	2004	Increase	2005	2004	Increase
	(in thousands, except per share amounts)
Consolidated Statement of Earnings Data:
Interest income	$35,700	$24,145	$11,555	$95,935	$63,780	$32,155
Interest expense	8,369	5,148	3,221	22,208	13,784	8,424

Net interest income	27,331	18,997	8,334	73,727	49,996	23,731
Provision for loan losses	1,283	1,256	27	4,217	3,163	1,054

Net interest income after provision for loan losses	26,048	17,741	8,307	69,510	46,833	22,677
Other income	3,233	2,619	614	8,735	6,175	2,560
Other expense	17,274	11,740	5,534	47,814	32,056	15,758

Net income before income taxes	12,007	8,620	3,387	30,431	20,952	9,479
Income tax expense	4,258	3,071	1,187	10,808	7,324	3,484

Net income	$7,749	$5,549	$2,200	$19,623	$13,628	$5,995

Earnings per share — basic	$0.34	$0.33	$0.01	$0.99	$0.81	$0.18

Earnings per share — diluted	$0.31	$0.31	$—	$0.90	$0.76	$0.14

     The 39.6% increase in net income in the three months ended September 30, 2005 compared to the same period in 2004 was attributable primarily to an increase in net interest income of $8.3 million and an increase in non-interest income of $614,000, offset by an increase of $5.5 million in other expenses. Net income for the nine months ended September 30, 2005 increased 44.0% over the same period in the 2004, which is due to an increase in net interest income of $23.7 million and an increase in non-interest income of $2.6 million, offset by an increase of $1.1 million to the provision for loan losses and $15.8 million in other expenses. The increase in net interest income for the three and nine month periods ended September 30, 2005 over the same periods in September 30, 2004 was the result of an increase in the volume of and yield earned on interest-earning assets, primarily loans.

     Net Interest Income and Net Interest Margin. The 43.9% increase in net interest income for the three months ended September 30, 2005 compared to the same period in 2004 was due to an increase in interest income of $11.6 million, reflecting the effect of an increase of $567.6 million in average interest-bearing assets which was funded with an increase of $620.8 million in average deposits, of which $260.3 million were non-interest bearing.
     Net interest income for the nine months ended September 30, 2005 increased 47.5% over the same period in 2004. This was due to an increase in interest income of $32.2 million, reflecting the effect of an increase of $543.8 million in average interest-bearing assets which was funded with an increase of $624.8 million in average deposits, of which $252.1 million were non-interest bearing.
     The average yield on our interest-earning assets was 5.79% and 5.71% for the three and nine months ended September 30, 2005, respectively, compared to 5.11% and 5.01% for the same periods in 2004. The increase in the yield on our interest-earning assets is a result of an increase in market rates, repricing on our adjustable rate loans, and new loans originated with higher interest rates because of the higher interest rate environment. Also, loans, which typically yield more than our other interest-bearing assets, increased as a percent of total interest-bearing assets from 53.9% and 52.0% for the three and nine months ended September 30, 2004, respectively, to 64.9% and 62.5% for the same periods in 2005.
     The cost of our average interest-bearing liabilities increased to 2.27% and 2.14% in the three and nine months ended September 30, 2005, respectively, from 1.67% and 1.63% in the three and nine months ended September 30, 2004, respectively, which is a result of higher rates paid on deposit accounts, borrowings and junior subordinated debt. The increase in the cost of our interest-bearing liabilities was partially offset by lower average balances on our borrowings, which typically carry higher rates than our deposits.
     Average Balances and Average Interest Rates. The tables below set forth balance sheet items on a daily average basis for the three and nine months ended September 30, 2005 and 2004 and present the daily average interest rates earned on assets and the daily average interest rates paid on liabilities for such periods. Non-accrual loans have been included in the average loan balances. Securities include securities available for sale and securities held to maturity. Securities available for sale are carried at amortized cost for purposes of calculating the average rate received on taxable securities above. Yields on tax-exempt securities and loans are not computed on a tax equivalent basis.

	Three Months Ended September 30,
($ in thousands)	2005			2004
			Average			Average
	Average		Yield/Cost	Average		Yield/Cost
	Balance	Interest	(6)	Balance	Interest	(6)

Earning Assets
Securities:
Taxable	$736,610	$7,269	3.92%	$827,710	$7,989	3.84%
Tax-exempt (1)	7,053	85	4.78%	7,186	84	4.65%

Total securities	743,663	7,354	3.92%	834,896	8,073	3.85%
Federal funds sold	100,587	868	3.42%	15,862	57	1.43%
Loans (1) (2) (3)	1,588,616	27,343	6.83%	1,013,216	15,866	6.23%
Federal Home Loan Bank stock	13,133	135	4.08%	14,427	149	4.11%

Total earnings assets	2,445,999	35,700	5.79%	1,878,401	24,145	5.11%
Non-earning Assets
Cash and due from banks	78,012			62,767
Allowance for loan losses	(18,602)			(13,809)
Bank-owned life insurance	40,194			25,694
Other assets	75,871			49,933

Total assets	$2,621,474			$2,002,986

Interest Bearing Liabilities
Sources of Funds
Interest-bearing deposits:
Interest checking	112,978	148	0.52%	74,277	28	0.15%
Savings and money market	854,804	4,397	2.04%	607,683	2,043	1.34%
Time deposits	299,920	2,222	2.94%	225,183	1,157	2.04%

Total interest-bearing deposits	1,267,702	6,767	2.12%	907,143	3,228	1.42%
Short-term borrowings	63,530	357	2.23%	154,198	601	1.55%
Long-term debt	97,374	699	2.85%	133,104	912	2.73%
Junior subordinated debt	30,928	546	7.00%	30,928	407	5.24%

Total interest-bearing liabilities	1,459,534	8,369	2.27%	1,225,373	5,148	1.67%
Non-interest Bearing Liabilities
Noninterest-bearing demand deposits	910,239			649,971
Other liabilities	11,486			13,070
Stockholders’ equity	240,215			114,572

Total liabilities and stockholders’ equity	$2,621,474			$2,002,986

Net interest income and margin (4)		$27,331	4.43%		$18,997	4.02%

Net interest spread (5)			3.52%			3.44%

(1)	Yields on loans and securities have not been adjusted to a tax equivalent basis.
(2)	Net loan fees of $300,000 and $215,000 are included in the yield computation for September 30, 2005 and 2004, respectively.
(3)	Includes average non-accrual loans of $369,000 in 2005 and $248,000 in 2004.

(4)	Net interest margin is computed by dividing net interest income by total average earning assets.
(5)	Net interest spread represents average yield earned on interest-earning assets less the average rate paid on interest-bearing liabilities.
(6)	Annualized.

	Nine Months Ended September 30,
($ in thousands)	2005			2004
			Average			Average
	Average		Yield/Cost	Average		Yield/Cost
	Balance	Interest	(6)	Balance	Interest	(6)

Earning Assets
Securities:
Taxable	$739,072	$22,053	3.99%	$765,629	$22,097	3.86%
Tax-exempt (1)	7,064	256	4.85%	7,241	256	4.72%

Total securities	746,136	22,309	4.00%	772,870	22,353	3.86%
Federal funds sold	82,124	1,919	3.12%	29,190	224	1.03%
Loans (1) (2) (3)	1,403,124	71,266	6.79%	884,730	40,819	6.16%
Federal Home Loan Bank stock	13,242	441	4.45%	14,046	384	3.65%

Total earnings assets	2,244,626	95,935	5.71%	1,700,836	63,780	5.01%
Non-earning Assets
Cash and due from banks	76,331			66,513
Allowance for loan losses	(17,255)			(12,859)
Bank-owned life insurance	31,064			25,395
Other assets	66,436			44,434

Total assets	$2,401,202			$1,824,319

Interest Bearing Liabilities
Sources of Funds:
Interest-bearing deposits:
Interest checking	107,359	407	0.51%	67,778	76	0.15%
Savings and money market	791,664	11,279	1.90%	527,711	5,143	1.30%
Time deposits	276,385	5,438	2.63%	207,254	3,125	2.01%

Total interest-bearing deposits	1,175,408	17,124	1.95%	802,743	8,344	1.39%
Short-term borrowings	72,219	1,305	2.42%	186,620	1,961	1.40%
Long-term debt	111,314	2,259	2.71%	110,487	2,376	2.87%
Junior subordinated debt	30,928	1,520	6.57%	30,928	1,103	4.76%

Total interest-bearing liabilities	1,389,869	22,208	2.14%	1,130,778	13,784	1.63%
Non-interest Bearing Liabilities
Noninterest-bearing demand deposits	823,867			571,745
Other liabilities	10,482			13,679
Stockholders’ equity	176,984			108,117

Total liabilities and stockholders’ equity	$2,401,202			$1,824,319

Net interest income and margin (4)		$73,727	4.39%		$49,996	3.93%

Net interest spread (5)			3.57%			3.38%

(1)	Yields on loans and securities have not been adjusted to a tax equivalent basis.
(2)	Net loan fees of $915,000 and $635,000 are included in the yield computation for September 30, 2005 and 2004, respectively.
(3)	Includes average non-accrual loans of $454,000 in 2005 and $347,000 in 2004.

(4)	Net interest margin is computed by dividing net interest income by total average earning assets.
(5)	Net interest spread represents average yield earned on interest-earning assets less the average rate paid on interest-bearing liabilities.
(6)	Annualized.

Net Interest Income. The table below demonstrates the relative impact on net interest income of changes in the volume of earning assets and interest-bearing liabilities and changes in rates earned and paid by us on such assets and liabilities. For purposes of this table, non-accrual loans have been included in the average loan balances.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2005 v. 2004			2005 v. 2004
	Increase (Decrease)			Increase (Decrease)
	Due to Changes in (1)			Due to Changes in (1)
	Volume	Rate	Total	Volume	Rate	Total
	(in thousands)
Interest on securities:
Taxable	$(899)	$179	$(720)	$(792)	$748	$(44)
Tax-exempt	(2)	3	1	(6)	6	—
Federal funds sold	731	80	811	1,237	458	1,695
Loans	9,904	1,573	11,477	26,330	4,117	30,447
Other investment	(13)	(1)	(14)	(27)	84	57

Total interest income	9,721	1,834	11,555	26,742	5,413	32,155

Interest expense:
Interest checking	51	69	120	150	181	331
Savings and Money market	1,271	1,083	2,354	3,761	2,375	6,136
Time deposits	554	511	1,065	1,360	953	2,313
Short-term borrowings	(509)	265	(244)	(2,067)	1,411	(656)
Long-term debt	(256)	43	(213)	17	(134)	(117)
Junior subordinated debt	—	139	139	—	417	417

Total interest expense	1,111	2,110	3,221	3,221	5,203	8,424

Net increase	$8,610	$(276)	$8,334	$23,521	$210	$23,731

(1)	Changes due to both volume and rate have been allocated to volume changes.
        Provision for Loan Losses. The provision for loan losses in each period is reflected as a charge against earnings in that period. The provision is equal to the amount required to maintain the allowance for loan losses at a level that, in our judgment, is adequate to absorb probable loan losses inherent in the loan portfolio.

     Our provision for loan losses was $1.3 million and $4.2 million for the three and nine months ended September 30, 2005, respectively, compared to $1.3 million and $3.2 million for the same periods in 2004. Factors that impact the provision for loan losses are net charge-offs or recoveries, changes in the size of the loan portfolio, and the recognition of changes in current risk factors.
     Non-Interest Income. We earn non-interest income primarily through fees related to:
•	Trust and investment advisory services,

•	Services provided to deposit customers, and

•	Services provided to current and potential loan customers.
     The following tables present, for the periods indicated, the major categories of non-interest income:

	Three Months Ended			Nine Months Ended
	September 30,		Increase	September 30,		Increase
	2005	2004	(Decrease)	2005	2004	(Decrease)
	(in thousands)
Trust and investment advisory services	$1,448	$1,045	$403	$4,108	$1,801	$2,307
Service charges	662	638	24	1,858	1,884	(26)
Income from bank owned life insurance	463	293	170	1,045	908	137
Investment securities losses, net	—	58	(58)	69	14	55
Other	660	585	75	1,655	1,568	87

Total non-interest income	$3,233	$2,619	$614	$8,735	$6,175	$2,560

     The $614,000, or 23.4%, increase in non-interest income from the three months ended September 30, 2004 to the same period in 2005 was due primarily to an increase in Miller/Russell investment advisory revenues. The $2.6 million, or 41.5%, increase in non-interest income from the nine months ended September 30, 2004 to the nine months ended September 30, 2005 was also due to an increase in Miller/Russell investment advisory revenues.
     Non-Interest Expense. The following table presents, for the periods indicated, the major categories of non-interest expense:

	Three Months Ended			Nine Months Ended
	September 30,		Increase	September 30,		Increase
	2005	2004	(Decrease)	2005	2004	(Decrease)
	(in thousands)
Salaries and employee benefits	$9,541	$6,678	$2,863	$27,049	$17,934	$9,115
Occupancy	2,619	1,917	702	7,314	5,271	2,043
Customer service	1,257	468	789	2,930	1,473	1,457
Advertising, public relations and business development	702	316	386	2,023	1,234	789
Legal, professional and director fees	527	420	107	1,523	1,057	466
Correspondent banking service charges and wire transfer costs	417	349	68	1,220	888	332
Audits and exams	367	311	56	1,128	822	306
Data processing	350	168	182	715	467	248
Supplies	304	230	74	804	616	188
Travel and automobile	232	173	59	487	307	180
Insurance	223	167	56	540	383	157
Telephone	195	149	46	558	419	139
Other	540	394	146	1,523	1,185	338

Total non-interest expense	$17,274	$11,740	$5,534	$47,814	$32,056	$15,758

     Non-interest expense grew $5.5 million and $15.8 million, respectively, from the three and nine months ended September 30, 2004 to the same periods in 2005. This increase is attributable to our overall growth, and specifically to the opening of new branches and hiring of new relationship officers and other employees. At September 30, 2005, we had 522 full-time equivalent employees compared to 399 at September 30, 2004. Miller/Russell was acquired in May 2004, three banking branches were opened during calendar year 2004, and two banking branches were opened during the nine months ended September 30, 2005. The increase in salaries and occupancy expenses related to the above for the three and nine month periods ended September 30 totaled $3.6 million and $11.2 million, respectively, which is 64% and 71%, respectively, of the total increase in non-interest expenses. Customer service expense increased $789,000 and $1.5 million from the three and nine month periods ended September 30, 2004 to the same periods in 2005, respectively, due to an increase in the analysis earnings credit rate used to calculate earnings credits accrued for the benefit of certain title company deposit accounts. Other non-interest expense increased, in general, as a result of the growth in assets and operations of Alliance Bank of Arizona and Torrey Pines Bank and overall growth of BankWest of Nevada.
     Provision for Income Taxes. Our effective federal income tax rate was 35.4% and 35.5%, respectively, for the three and nine months ended September 30, 2005, compared to 35.6% and 35.0%, respectively, for the three and nine months ended September 30, 2004.
Financial Condition
Total Assets
     On a consolidated basis, our total assets as of September 30, 2005 and December 31, 2004 were $2.7 billion and $2.2 billion, respectively. The overall increase from December 31, 2004 to September 30, 2005 was primarily due to a $429.0 million, or 36.1%, increase in gross loans.

Loans
          Our gross loans including deferred loan fees on a consolidated basis as of September 30, 2005 and December 31, 2004 were $1.6 billion and $1.2 billion, respectively. Since December 31, 2004, residential real estate loans experienced the highest percentage growth within the portfolio, growing 105.9% from $116.4 million to $239.5 million as of September 30, 2005. Our overall growth in loans from December 31, 2004 to September 30, 2005 is consistent with our focus and strategy to grow our loan portfolio by focusing on markets which we believe have attractive growth prospects.
          The following table shows the amounts of loans outstanding by type of loan at the end of each of the periods indicated.

	September 30,	December 31,
	2005	2004
	(in thousands)
Construction and land development	$396,970	$323,176
Commercial real estate	655,004	491,949
Residential real estate	239,538	116,360
Commercial and industrial	307,045	241,292
Consumer	21,046	17,682
Net deferred loan fees	(2,062)	(1,924)

Gross loans, net of deferred fees	1,617,541	1,188,535
Less: Allowance for loan losses	(19,288)	(15,271)

	$1,598,253	$1,173,264

          Non-Performing Assets. Non-performing assets include loans past due 90 days or more and still accruing interest, non-accrual loans, restructured loans, and other real estate owned, or OREO. In general, loans are placed on non-accrual status when we determine timely recognition of interest to be in doubt due to the borrower’s financial condition and collection efforts. Restructured loans have modified terms to reduce either principal or interest due to deterioration in the borrower’s financial condition. OREO results from loans where we have received physical possession of the borrower’s assets that collateralized the loan. The following table summarizes the loans for which the accrual of interest has been discontinued, loans past due 90 days or more and still accruing interest, restructured loans, and OREO.

	September 30,	December 31,
	2005	2004
	($ in thousands)
Total non-accrual loans	$175	$1,591
Loans past due 90 days or more and still accruing	2,503	2
Restructured loans	—	—
Other real estate owned (OREO)	—	—
Non-accrual loans to gross loans	0.01%	0.13%
Loans past due 90 days or more and still accruing to total loans	0.15	0.00
Interest income received on nonaccrual loans	$3	$61
Interest income that would have been recorded under the original terms of the loans	18	96
          As of September 30, 2005 and December 31, 2004, non-accrual loans totaled $175,000 and $1.6 million, respectively. The decrease is due to a pay-off of a non-accrual credit with a balance of $1.2 million. Non-accrual loans at September 30, 2005 consisted of six loans, none larger than $77,000. Loans past due 90 days or more and still accruing consist almost entirely of credits with one borrower.
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
          Our allowance for loan loss methodology incorporates several quantitative and qualitative risk factors used to establish the appropriate allowance for loan loss at each reporting date. Quantitative factors include our historical loss experience, peer group experience, delinquency and charge-off trends, collateral values, changes in non-performing loans, other factors, and information about individual loans including the borrower’s sensitivity to interest rate movements. Qualitative factors include the economic condition of our operating markets and the state of certain industries. Specific changes in the risk factors are based on perceived risk of similar groups of loans classified by collateral type, purpose and terms. Statistics on local trends, peers, and an internal five-year loss history are also incorporated into the allowance. Due to the credit concentration of our loan portfolio in real estate secured loans, the value of collateral is heavily dependent on real estate values in Southern Nevada, Arizona and Southern California. While management uses the best information available to make its evaluation, future adjustments to the allowance may be necessary if there are significant changes in economic or other conditions. In addition, the Federal Deposit Insurance Corporation, or FDIC, and state banking regulatory agencies, as an integral part of their examination processes, periodically review the Banks’ allowance for loan losses, and may require us to make additions to the allowance based on their judgment about information available to them at the time of their examinations.

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
          The following table summarizes the activity in our allowance for loan losses for the period indicated.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
		($ in thousands)
Allowance for loan losses:
Balance at beginning of period	$18,118	$13,360	$15,271	$11,378
Provisions charged to operating expenses	1,283	1,256	4,217	3,163

Recoveries of loans previously charged-off:
Construction and land development	—	—	—	—
Commercial real estate	—	—	—	—
Residential real estate	—	4	3	9
Commercial and industrial	7	17	156	111
Consumer	6	3	12	10

Total recoveries	13	24	171	130
Loans charged-off:
Construction and land development	—	—	—	—
Commercial real estate	—	—	—	—
Residential real estate	—	2	—	9
Commercial and industrial	—	104	125	104
Consumer	126	9	246	33

Total charged-off	126	115	371	146
Net charge-offs	113	91	200	16
Balance at end of period	$19,288	$14,525	$19,288	$14,525
Net charge-offs to average loans outstanding	0.03%	0.04%	0.02%	0.00%
Allowance for loan losses to gross loans	1.19	1.34
          Net charge-offs totaled $113,000 for the three months ended September 30, 2005, compared to $91,000 during the same period in 2004. The increase in net charge-offs resulted primarily from larger charge-offs during the three months ended September 30, 2005 in consumer loans. The provision for loan losses totaled $1.3 million for the three months ended September 30, 2005, nearly equal to the amount provided in the three months ended September 30, 2004.
          Net charge-offs totaled $200,000 for the nine months ended September 30, 2005, compared to $16,000 charged-off during the same period in 2004. The increase in net charge-offs resulted primarily from larger charge-offs during the nine months ended September 30, 2005 in consumer loans. The provision for loan losses totaled $4.2 million for the nine months ended September 30, 2005, up from the $3.2 provided during the same period in 2004. The increase in the provision for loan losses for the nine months ended September 30, 2005 compared to the same period a year ago resulted mainly from the growth in the loan portfolio.
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
          We use our investment securities portfolio to ensure liquidity for cash requirements, manage interest rate risk, provide a source of income and to manage asset quality. The carrying value of our investment securities as of September 30, 2005 totaled $713.1 million, compared to $788.6 million at December 31, 2004. The decrease experienced from December 31, 2004 to September 30, 2005 was a result of called U.S. Government-sponsored agency obligations and principal received from mortgage-backed obligations.
          The carrying value of our portfolio of investment securities at September 30, 2005 and December 31, 2004, was as follows:

	Carrying Value
	At September 30,	At December 31,
	2005	2004
	(in thousands)
U.S. Treasury securities	$3,496	$3,501
U.S. Government-sponsored agencies	137,464	118,348
Mortgage-backed obligations	552,456	648,100
SBA Loan Pools	507	625
State and Municipal obligations	7,153	7,290
Other	11,999	10,758

Total investment securities	$713,075	$788,622

          We had a concentration of U.S. Government sponsored agencies and mortgage-backed securities during the three and nine months ended September 30, 2005 and the year ended

December 31, 2004. The aggregate carrying value and aggregate fair value of these securities at September 30, 2005 and December 31, 2004 was as follows:

	September 30,	December 31,
	2005	2004
	(in thousands)
Aggregate carrying value	$689,920	$766,448

Aggregate fair value	$688,191	$765,453

Other Assets
          During the three months ended September 30, 2005, we purchased $24.0 million of bank owned life insurance.
Deposits
          Deposits have historically been the primary source for funding our asset growth. As of September 30, 2005, total deposits were $2.3 billion, compared to $1.8 billion as of December 31, 2004. The increase in total deposits is attributable to our ability to attract a stable base of low-cost deposits. As of September 30, 2005, non-interest bearing deposits were $1.0 billion, compared to $749.6 million as of December 31, 2004. Approximately $426.2 million of total deposits, or 18.2%, as of September 30, 2005 consisted of non-interest bearing demand accounts maintained by title insurance companies. Interest-bearing accounts have also experienced growth. As of September 30, 2005, interest-bearing deposits were $1.3 billion, compared to $1.0 billion as of December 31, 2004. Interest-bearing deposits are comprised of NOW accounts, savings and money market accounts, certificates of deposit under $100,000, and certificates of deposit over $100,000.
          The average balances and weighted average rates paid on deposits for the three and nine months ended September 30, 2005.

	Three Months Ended		Nine Months Ended
	September 30, 2005		September 30, 2005

	Average Balance/Rate		Average Balance/Rate
		($ in thousands)
Interest checking (NOW)	$112,978	0.52%	$107,359	0.51%
Savings and money market	854,804	2.04	791,664	1.90
Time	299,920	2.94	276,385	2.63

Total interest-bearing deposits	1,267,702	2.12	1,175,408	1.95
Non-interest bearing demand deposits	910,239		823,867

Total deposits	$2,177,941	1.23%	$1,999,275	1.15%

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
          Long-Term Borrowed Funds. We also have entered into long-term contractual obligations consisting of advances from Federal Home Loan Bank (FHLB). These advances are secured with collateral generally consisting of securities. As of September 30, 2005, these long-term FHLB advances totaled $63.7 million and will mature by December 31, 2007.
          Our commitments associated with outstanding letters of credit, commitments to extend credit, and credit card guarantees as of September 30, 2005 are summarized below. Since commitments associated with letters of credit and commitments to extend credit may expire unused, the amounts shown do not necessarily reflect the actual future cash funding requirements.

	September 30,	December 31,
	2005	2004

Commitments to extend credit, including unsecured loan commitments of $125,960 in 2005 and $81,606 in 2004	$674,341	$423,767
Credit card guarantees	7,404	5,421
Standby letters of credit, including unsecured letters of credit of $4,463 in 2005 and $1,264 in 2004	29,506	5,978

	$711,251	$435,166

          Short-Term Borrowed Funds. Short-term borrowed funds are used to support liquidity needs created by seasonal deposit flows, to temporarily satisfy funding needs from increased loan demand, and for other short-term purposes. The majority of these short-term borrowed funds consist of advances from FHLB. The borrowing capacity at FHLB is determined based on collateral pledged, generally consisting of securities, at the time of borrowing. We also have borrowings from other sources pledged by securities including securities sold under agreements to repurchase, which are reflected at the amount of cash received in connection with the transaction, and may require additional collateral based on the fair value of the underlying securities. As of September 30, 2005, total short-term borrowed funds were $55.8 million compared to total short-term borrowed funds of $185.5 million as of December 31, 2004. The decrease of $129.7 million was, in general, a result of short-term advances that had matured and were replaced by other sources of funding, primarily deposits.
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

			Adequately-		Minimum For
			Capitalized		Well-Capitalized
	Actual		Requirements(1)		Requirements
			($ in thousands)
As of September 30, 2005	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to Risk Weighted Assets)
BankWest of Nevada	$140,207	11.5%	$97,868	8.0%	$122,335	10.0%
Alliance Bank of Arizona	48,894	11.3	34,745	8.0	43,431	10.0
Torrey Pines Bank	36,228	11.8	24,581	8.0	30,727	10.0
Company	289,817	14.6	158,684	8.0	198,355	10.0

Tier I Capital (to Risk Weighted Assets)
BankWest of Nevada	128,451	10.5	48,934	4.0	73,401	6.0
Alliance Bank of Arizona	43,910	10.1	17,373	4.0	26,059	6.0
Torrey Pines Bank	33,171	10.8	12,291	4.0	18,436	6.0
Company	270,020	13.6	79,342	4.0	119,013	6.0

Leverage ratio (to Average Assets)
BankWest of Nevada	128,451	7.2	71,796	4.0	89,745	5.0
Alliance Bank of Arizona	43,910	9.5	18,571	4.0	23,214	5.0
Torrey Pines Bank	33,171	9.7	13,684	4.0	17,105	5.0
Company	270,020	10.3	104,659	4.0	130,824	5.0

(1) Alliance Bank of Arizona and Torrey Pines Bank have agreed to maintain a Tier 1 capital ratio of at least 8% for the first three years of their existence.
          The holding company and all of the banks were well capitalized as of September 30, 2005 and December 31, 2004.
Liquidity
          The ability to have readily available funds sufficient to repay fully maturing liabilities is of primary importance to depositors, creditors and regulators. Our liquidity, represented by cash and due from banks, federal funds sold and available-for-sale securities, is a result of our operating, investing and financing activities and related cash flows. In order to ensure funds are available at all times, on at least a quarterly basis, we project the amount of funds that will be required and maintain relationships with a diversified customer base so funds are accessible. Liquidity requirements can also be met through short-term borrowings or the disposition of short-term assets. We have borrowing lines at correspondent banks totaling $45.0 million. In addition, securities are pledged to the FHLB totaling $491.5 million on total borrowings from the FHLB of $63.7 million as of September 30, 2005. As of September 30, 2005, we had $45.1 million in securities available to be sold or pledged to the FHLB.
          We have a formal liquidity policy, and in the opinion of management, our liquid assets are considered adequate to meet our cash flow needs for loan funding and deposit cash withdrawal for the next 60 — 90 days. At September 30, 2005, we had $890.6 million in liquid assets comprised of $294.6 million in cash and cash equivalents (including federal funds sold of $204.0 million) and $596.0 million in securities available-for-sale.
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
          Our liquidity is comprised of three primary classifications: (i) cash flows from operating activities; (ii) cash flows used in investing activities; and (iii) cash flows provided by financing activities. Net cash provided by operating activities consists primarily of net income adjusted for changes in certain other asset and liability accounts and certain non-cash income and expense items such as the loan loss provision, investment and other amortizations and depreciation. For the nine months ended September 30, 2005, net cash provided by operating activities was $21.3 million, compared to $18.3 million for the same period in 2004.
          Our primary investing activities are the origination of real estate, commercial and consumer loans and purchase and sale of securities. Our net cash used in investing activities has been primarily influenced by our loan and securities activities. The net increase in loans for the nine months ended September 30, 2005 and 2004 was $429.2 million and $352.4 million, respectively. Proceeds from maturities and sales of securities, net of purchases of securities available-for-sale and held-to-maturity for the nine months ended September 30, 2005 were $71.0 million, compared to net purchases of $144.9 million for the same period in 2004.
          Net cash provided by financing activities has been impacted significantly by increases in deposit levels. During the nine months ended September 30, 2005 and 2004 deposits increased by $591.5 million and $595.3 million, respectively.
          Our federal funds sold increased $180.9 million from December 31, 2004 to September 30, 2005. This is due to the growth in our deposits combined with the decrease of our investment portfolio over the same period.
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
          Interest rate risk is addressed by each bank’s Asset Liability Management Committee, or ALCO, which is comprised of senior finance, operations, human resources and lending officers. ALCO monitors interest rate risk by analyzing the potential impact on the net economic value of equity and net interest income from potential changes in interest rates, and consider the impact of alternative strategies or changes in balance sheet structure. We manage our balance sheet in part to maintain the potential impact on economic value of equity and net interest income within acceptable ranges despite changes in interest rates.
          Our exposure to interest rate risk is reviewed on at least a quarterly basis by each ALCO. Interest rate risk exposure is measured using interest rate sensitivity analysis to determine our change in economic value of equity in the event of hypothetical changes in interest rates. If potential changes to net economic value of equity and net interest income resulting from hypothetical interest rate changes are not within the limits established by our Board of Directors, the Board of Directors may direct management to adjust the asset and liability mix to bring interest rate risk within board-approved limits.
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
          At September 30, 2005 our economic value of equity exposure related to these hypothetical changes in market interest rates was within the current guidelines established by us. The following table shows our projected change in economic value of equity for this set of rate shock as of September 30, 2005.

		Economic Value of Equity
		Percentage	Percentage	Percentage of
	Economic	Change	of Total	Equity
Interest Rate Scenario	Value	from Base	Assets	Book Value
	($ in millions)
Up 300 basis points	$440.4	4.2%	16.0%	184.8%
Up 200 basis points	435.8	3.1	15.9	182.9
Up 100 basis points	429.7	1.7	15.7	180.3
BASE	422.7	—	15.4	177.4
Down 100 basis points	412.1	(2.5)	15.0	172.9
Down 200 basis points	393.0	(7.0)	14.3	164.9
Down 300 basis points	365.6	(13.5)	13.3	153.4

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
          Net Interest Income Simulation. In order to measure interest rate risk at September 30, 2005, we used a simulation model to project changes in net interest income that result from forecasted changes in interest rates. This analysis calculates the difference between net interest income forecasted using a rising and a falling interest rate scenario and a net interest income using a base market interest rate derived from the current treasury yield curve. The income simulation model includes various assumptions regarding the re-pricing relationships for each of our products. Many of our assets are floating rate loans, which are assumed to re-price immediately, and proportional to the change in market rates, depending on their contracted index. Some loans and investments include the opportunity of prepayment (embedded options), and accordingly the simulation model uses indexes to estimate these prepayments and reinvest their proceeds at current yields. Our non-term deposit products re-price more slowly, usually changing less than the change in market rates and at our discretion.
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
          Furthermore, loan prepayment rate estimates and spread relationships change regularly. Interest rate changes create changes in actual loan prepayment rates that will differ from the market estimates incorporated in this analysis. Changes that vary significantly from the assumptions may have significant effects on our net interest income.
          For the rising and falling interest rate scenarios, the base market interest rate forecast was increased and decreased over twelve months by 100, 200 and 300 points. At September 30, 2005, our net interest margin exposure related to these hypothetical changes in market interest rates was within the current guidelines established by us.

	Sensitivity of Net Interest Income
		Percentage
	Adjusted Net	Change
Interest Rate Scenario	Interest Income	from Base
	(in millions)
Up 300 basis points	$121.4	6.2%
Up 200 basis points	120.6	5.5
Up 100 basis points	118.3	3.5
BASE	114.3	—
Down 100 basis points	110.2	(3.6)
Down 200 basis points	107.8	(5.7)
Down 300 basis points	107.0	(6.4)

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
Changes in Internal Control over Financial Reporting
          There have not been any changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2005, which have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. Other Information
Item 1. Legal Proceedings
     There are no material pending legal proceedings, other than ordinary routine litigation incidental to its business, to which Western Alliance or any of its subsidiaries is a party or of which any of their property is the subject.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
          (a) There were no unregistered sales of equity securities during the period covered by this report.
          (b) The Registration Statement on Form S-1 (File No. 333-124406) for our initial public offering was declared effective on June 29, 2005, and on July 6, 2005 we closed the initial public offering of our common stock, par value $0.0001 per share. The managing underwriters for the offering was Sandler O’Neill & Partners, L.P. We registered a total of 4,200,000 shares of common stock, for an aggregate price to the public of $92.4 million. Through September 30, 2005, the aggregate amount of expenses incurred by us in connection with our initial public offering was approximately $7.3 million, including $6.0 million in underwriting discounts and commissions and $1.3 million in other estimated offering expenses. None of our offering expenses were paid directly or indirectly to any of our officers, directors or 10% shareholders.
          The net offering proceeds received by us, after deducting the estimated total expenses of $7.3 million, were approximately $85.1 million. As of September 30, 2005, approximately 13.5 million, 5 million and 5 million were contributed to our banking subsidiaries, BankWest of Nevada, Alliance Bank of Arizona and Torrey Pines Bank, respectively, and approximately $61.6 million has been retained by the Company for working capital purposes.
          (c) None.
Item 3. Defaults Upon Senior Securities
     Not applicable.
Item 4. Submission of Matters to a Vote of Security Holders
     None
Item 5. Other Information
     On October 12, 2005, William S. Boyd terminated the Boyd Voting Agreement dated July 31, 2002, as amended (previously filed as Exhibit 9.1 to the Company’s Registration Statement on Form S-1 (File No.: 333-124406)).
          On October 26, 2005, the Company’s Board of Directors approved the Western Alliance Bancorporation Nonqualified 401(k) Restoration Plan, effective January 1, 2006. The 401(k) Restoration Plan permits executives and key employees of the Company and certain affiliates to make deferrals in excess of amounts that an eligible person can contribute to the 401(k) Plan. A copy of the 401(k) Restoration Plan is attached hereto as Exhibit 10 and incorporated by reference herein.

Item 6. Exhibits

10	Western Alliance Bancorporation Nonqualified 401(k) Restoration Plan

31.1	CEO Certification Pursuant Rule 13a-14(a)/15d-a4(a)

31.2	CFO Certification Pursuant Rule 13a-14(a)/15d-14(a)

32	CEO and CFO Certification Pursuant 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes — Oxley Act of 2002

          Pursuant to the requirements of section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WESTERN ALLIANCE BANCORPORATION
Date: November 10, 2005	By:	/s/ Robert Sarver
Robert Sarver President and Chief Executive Officer

Date: November 10, 2005	By:	/s/ Dale Gibbons
Dale Gibbons Executive Vice President and Chief Financial Officer

Date: November 10, 2005	/s/ Terry A. Shirey
Terry A. Shirey Controller Principal Accounting Officer

EXHIBIT INDEX

10	Western Alliance Bancorporation Nonqualified 401(k) Restoration Plan

31.1	CEO Certification Pursuant to Rule 13a-14(a)/15d-14(a)

31.2	CFO Certification Pursuant to Rule 13a-14(a)/15d-14(a)

32	CEO and CFO Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.