Form 10-K
period 2005-12-31
WESTERN ALLIANCE BANCORPORATION
filed 2006-03-20
CIK 1212545

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)

☑	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2005

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Transition period from                      to
Commission File Number: 0001-32550
WESTERN ALLIANCE BANCORPORATION
(Exact Name of Registrant as Specified in Its Charter)

Nevada	88-0365922

(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer I.D. Number)

2700 W. Sahara Avenue, Las Vegas, NV	89102

(Address of Principal Executive Offices)	(Zip Code)
(702) 248-4200

Registrant’s telephone number, including area code
SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
Common Stock, $0.0001 Par Value
(Title of Class)
New York Stock Exchange
(Name of each exchange on which registered)
SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Act).
Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐ No ☑
The aggregate market value of the registrant’s voting stock held by non-affiliates is approximately $278,096,100, based on the June 30, 2005 closing price of said stock on the New York Stock Exchange ($25.40 per share).

As of February 28, 2006, 23,020,078 shares of the registrant’s common stock were outstanding.
Parts I and II of this Form 10-K incorporate by reference information from the registrant’s annual report to shareholders for the year ended December 31, 2005. Portions of the registrant’s definitive Proxy Statement for its 2006 Annual Meeting of Stockholders and Annual Report to Shareholders are incorporated by reference into Part III of this report.

PART I

ITEM 1.	BUSINESS
WHERE YOU CAN FIND MORE INFORMATION
     Under the Securities Exchange Act of 1934 Sections 13 and 15(d), periodic and current reports must be filed with the SEC. We electronically file the following reports with the SEC: Form 10-K (Annual Report), Form 10-Q (Quarterly Report), Form 8-K (Current Report), and Form DEF 14A (Proxy Statement). We may file additional forms. You may read and copy any materials we have filed with the SEC at the SEC’s Public Reference Room at 100 F. Street, N.E., Washington, DC 20549, and you may obtain information on the operation of the Public Reference Room by calling the SEC in the U.S. at 1-800-SEC-0330. In addition, the SEC maintains an Internet website, www.sec.gov, that contains reports, proxy and information statements and other information that we file electronically with the SEC. Additionally, all forms filed with the SEC and additional shareholder information is available free of charge on our website: www.westernalliancebancorp.com. We post these reports to our website as soon as reasonably practicable after filing them with the SEC. None of the information on or hyperlinked from our website is incorporated into this Report.
Western Alliance Bancorporation
     We are a bank holding company headquartered in Las Vegas, Nevada. We provide a full range of banking and related services to locally owned businesses, professional firms, real estate developers and investors, local non-profit organizations, high net worth individuals and other consumers through our subsidiary banks and financial services companies located in Nevada, Arizona and California. On a consolidated basis, as of December 31, 2005, we had approximately $2.9 billion in assets, $1.8 billion in total loans, $2.4 billion in deposits and $244.2 million in stockholders’ equity. We have focused our lending activities primarily on commercial loans, which comprised 83.7% of our total loan portfolio at December 31, 2005. In addition to traditional lending and deposit gathering capabilities, we also offer a broad array of financial products and services aimed at satisfying the needs of small to mid-sized businesses and their proprietors, including cash management, trust administration and estate planning, custody and investments and equipment leasing.
     BankWest of Nevada was founded in 1994 by a group of individuals with extensive community banking experience in the Las Vegas market. We believe our success has been built on the strength of our management team, our conservative credit culture, the attractive growth characteristics of the markets in which we operate and our ability to expand our franchise by attracting seasoned bankers with long-standing relationships in their communities.
     In 2003, with the support of local banking veterans, we opened Alliance Bank of Arizona in Phoenix, Arizona and Torrey Pines Bank in San Diego, California. Over the past two and a half years we have successfully leveraged the expertise and strengths of Western Alliance and BankWest of Nevada to build and expand these new banks in a rapid and efficient manner.
     Through our wholly owned, non-bank subsidiaries, Miller/Russell & Associates, Inc. and Premier Trust, Inc., we provide investment advisory and wealth management services, including trust administration and estate planning. We acquired Miller/Russell and Premier Trust in May 2004 and December 2003, respectively. As of December 31, 2005, Miller/Russell had $1.11 billion in assets under management, and Premier Trust had $132 million in assets under management and $296 million in total trust assets.
     We have achieved significant growth. Specifically, from December 31, 2000 to December 31, 2005, we increased:
•	total assets from $443.7 million to $2.9 billion;

•	total net loans from $319.6 million to $1.8 billion;

•	total deposits from $410.2 million to $2.4 billion; and

•	core deposits (all deposits other than certificates of deposit greater than $100,000) from $355.8 million to $2.1 billion.
     Our executive offices are at 2700 West Sahara Avenue, Las Vegas, Nevada 89102, and our telephone number is (702) 248-4200.
Recent Developments
     Acquisition of Intermountain First Bancorp and Nevada First Bank. On December 30, 2005, Western Alliance and Intermountain First Bancorp, a Nevada corporation and the holding company for Nevada First Bank, entered into a definitive merger agreement, pursuant to which Intermountain will merge with and into Western Alliance. Under the terms of the agreement, Intermountain shareholders may elect to receive either 2.44 shares of Western Alliance common stock or $71.30 in cash for each Intermountain share, subject to proration and allocation procedures to ensure a tax-free merger. The transaction is valued at approximately $110 million. The transaction, which is subject to customary closing conditions, including approval from the shareholders of Intermountain and banking regulators, is expected to be completed in the second quarter of 2006.
     Acquisition of Bank of Nevada. On January 16, 2006, Western Alliance and Bank of Nevada, a Nevada-chartered bank, entered into a definitive merger agreement, pursuant to which Bank of Nevada will merge with and into BankWest of Nevada, a wholly owned subsidiary of Western Alliance. Under the terms of the agreement, Bank of Nevada shareholders will receive $80.187 in cash for each share of Bank of Nevada common stock. Following completion of the merger, BankWest of Nevada will be renamed Bank of Nevada. The transaction is valued at approximately $74 million. The transaction, which is subject to customary closing conditions, including approval from the shareholders of Bank of Nevada and banking regulators, is expected to be completed in the second quarter of 2006.
     Acquisition of Office Building. On December 30, 2005, BankWest of Nevada acquired an office building located at 2700 West Sahara Avenue, Las Vegas, Nevada, for a purchase price of $16,300,000. The property, which had previously been leased by BankWest of Nevada, serves as the corporate headquarters for Western Alliance and BankWest of Nevada.
Our Strategy
     Since 1994, we believe that we have been successful in building and developing our operations by adhering to a business strategy focused on understanding and serving the needs of our local clients and pursuing growth markets and opportunities while emphasizing a strong credit culture. Our objective is to provide our shareholders with superior returns. The critical components of our strategy include:
•	Leveraging our knowledge and expertise. Over the past decade we have assembled an experienced management team and built a culture committed to credit quality and operational efficiency. We have also successfully centralized at our holding company level a significant portion of our operations, processing, compliance, Community Reinvestment Act administration and specialty functions. We intend to grow our franchise and improve our operating efficiencies by continuing to leverage our managerial expertise and the functions we have centralized at Western Alliance.

•	Maintaining a strong credit culture. We adhere to a specific set of credit standards across our bank subsidiaries that ensure the proper management of credit risk. Western Alliance’s management team plays an active role in monitoring compliance with our Banks’ credit standards. Western Alliance also continually monitors each of our subsidiary banks’ loan portfolios, which enables us to identify and take prompt corrective action on potentially problematic loans.

•	Attracting seasoned relationship bankers and leveraging our local market knowledge. We believe our success has been the result, in part, of our ability to attract and retain experienced relationship bankers that have strong relationships in their communities. These professionals bring with them valuable customer relationships, and have been an integral part of our ability to expand rapidly in our market areas. These professionals allow us to be responsive to the needs of our customers and provide a high level of service to local businesses. We intend to continue to hire experienced relationship bankers as we expand our franchise.

•	Offering a broader array of personal financial products and services. Part of our growth strategy is to offer a broader array of personal financial products and services to high net worth individuals and to senior managers at commercial enterprises with which we have established relationships. To this end, we acquired Miller/Russell & Associates, Inc. in May 2004, and Premier Trust, Inc. in December 2003.
•	Focusing on markets with attractive growth prospects. We operate in what we believe to be highly attractive markets with superior growth prospects. Our metropolitan areas have a high per capita income and are expected to experience some of the fastest population growth in the country. We continuously evaluate new markets in the Western United States with similar growth characteristics as targets for expansion. Our long term strategy is to have four to six subsidiary banks each with assets between $500.0 million and $3.0 billion. We intend to implement this strategy through the formation of additional de novo banks or acquiring other commercial banks in new market areas with attractive growth prospects. As of December 31, 2005, we maintained 16 bank branch offices located throughout our market areas. To accommodate our growth and enhance efficiency, we intend to expand over the next 12 months to an aggregate of 24 offices, and to open a service center facility that will provide centralized back-office services and call center support for all our banking subsidiaries.
•	Attracting low cost deposits. We believe we have been able to attract a stable base of low-cost deposits from customers who are attracted to our personalized level of service and local knowledge. As of December 31, 2005, our deposit base was comprised of 40.9% non-interest bearing deposits, of which 31.9% consisted of title company deposits, 61.6% consisted of other business deposits and 6.5% consisted of consumer deposits. Given our relatively low loan-to-deposit ratio of 74.9%, we expect to obtain additional value in the future by leveraging our low-cost deposit base to increase quality credit relationships.
Our Market Areas
     We believe that there is a significant market segment of small to mid-sized businesses that are looking for a locally based commercial bank capable of providing a high degree of flexibility and responsiveness, in addition to offering a broad range of financial products and services. We believe that the local community banks that compete in our markets do not offer the same breadth of products and services that our customers require to meet their growing needs, while the large, national banks lack the flexibility and personalized service that our customers desire in their banking relationships. By offering flexibility and responsiveness to our customers and providing a full range of financial products and services, we believe that we can better serve our markets.
     Through our banking and non-banking subsidiaries, we serve customers in Nevada, Arizona and California.
     Nevada. In Nevada, we operate in the cities of Las Vegas and Henderson, both of which are in the Las Vegas metropolitan area. The economy of the Las Vegas metropolitan area is primarily driven by services and industries related to gaming, entertainment and tourism, and is experiencing growth in the residential and commercial construction and light manufacturing sectors.
     Arizona. In Arizona, we operate in Phoenix and Scottsdale, which are located in the Phoenix metropolitan area, and Tucson, which is located in the Tucson metropolitan area. These metropolitan areas contain companies in the following industries: aerospace, high-tech manufacturing, construction, energy, transportation, minerals and mining and financial services.
     California. In California, we operate in the cities of San Diego and La Mesa, both of which are in the San Diego metropolitan area. The business community in the San Diego metropolitan area includes numerous small to medium-sized businesses and service and professional firms that operate in a diverse number of industries, including the entertainment, defense and aerospace, construction, health care and pharmaceutical, and computer and telecommunications industries.
     We currently operate in what we believe to be several of the most attractive markets in the Western United States. These markets have high per capita income and are expected to experience some of the fastest population growth in the country. Claritas, Inc., a leading provider of demographic data, projects significant population growth in our metropolitan areas between 2004 and 2009.

     We believe that the rapid population growth and attractive economic factors of our markets will provide us with significant opportunities in the future. The growth in the Las Vegas metropolitan area, our primary market, has been driven by a variety of factors, including a service economy associated with the hospitality and gaming industries, affordable housing, no state income taxation, and a growth base of senior or retirement communities. Increased economic activity by individuals and accelerated infrastructure investments by businesses should generate additional demand for our products and services. For example, economic growth should produce additional commercial and residential development, providing us with greater lending opportunities. In addition, as per capita income continues to rise, there should be greater opportunities to provide financial products and services, such as checking accounts and wealth and asset management services.
Operations
     Our operations are conducted through the following wholly owned subsidiaries:
•	BankWest of Nevada. BankWest of Nevada is a Nevada-chartered commercial bank headquartered in Las Vegas, Nevada. BankWest of Nevada opened for business in 1994. As of December 31, 2005, the bank had $1.9 billion in assets, $1.1 billion in loans and $1.6 billion in deposits. BankWest of Nevada has three full-service offices in Las Vegas and two in Henderson.
•	Alliance Bank of Arizona. Alliance Bank of Arizona is an Arizona-chartered commercial bank headquartered in Phoenix, Arizona. As of December 31, 2005, the bank had $520.0 million in assets, $404.6 million in loans and $457.2 million in deposits. Alliance Bank has three full-service offices in Phoenix, three in Tucson and one in Scottsdale.
•	Torrey Pines Bank. Torrey Pines Bank is a California-chartered commercial bank headquartered in San Diego, California. As of December 31, 2005, the bank had $405.0 million in assets, $305.1 million in loans and $335.3 million in deposits. Torrey Pines has three full-service offices in San Diego and one in La Mesa.
•	Miller/Russell & Associates, Inc. Miller/Russell offers investment advisory services to businesses, individuals and non-profit entities. As of December 31, 2005, Miller/Russell had $1.11 billion in assets under management. Miller/Russell has offices in Phoenix, Tucson, San Diego and Las Vegas.
•	Premier Trust, Inc. Premier Trust offers clients wealth management services, including trust administration of personal and retirement accounts, estate and financial planning, custody services and investments. As of December 31, 2005, Premier Trust had $296 million in total trust assets and $132 million in assets under management. Premier Trust has offices in Las Vegas and Phoenix.
Lending Activities
     We provide a variety of loans to our customers, including commercial and residential real estate loans, construction and land development loans, commercial loans, and to a lesser extent, consumer loans. Our lending efforts have focused on meeting the needs of our business customers, who have typically required funding for commercial and commercial real estate enterprises. Commercial loans comprised 83.7% of our total loan portfolio at December 31, 2005. We intend to continue expanding our lending activities and have recently begun offering SBA 7(a) loans and equipment leasing.
     Commercial Real Estate Loans. The majority of our lending activity consists of loans to finance the purchase of commercial real estate and loans to finance inventory and working capital that are secured by commercial real estate. We have a commercial real estate portfolio comprised of loans on apartment buildings, professional offices, industrial facilities, retail centers and other commercial properties. As of December 31, 2005, 54.1% of our commercial real estate and construction loans were owner occupied.
     Construction and Land Development Loans. The principal types of our construction loans include industrial/warehouse properties, office buildings, retail centers, medical facilities, restaurants and, on occasion, luxury single-family homes. Construction and land development loans are primarily made only to experienced local developers with whom we have a sufficient lending history. An analysis of each construction project is performed as part of the underwriting process to determine whether the type of property, location, construction costs and contingency funds are appropriate and adequate. We extend raw commercial land loans primarily to borrowers who plan to initiate active development of the property within two years.
     Commercial and Industrial Loans. In addition to real estate related loan products, we also originate commercial and industrial loans, including working capital lines of credit, inventory and accounts receivable lines, equipment loans and other commercial loans. We focus on making commercial loans to small and medium-sized businesses in a wide variety of industries. We also are a “Preferred Lender” in Arizona with the SBA. We intend to increase our commitment to this product line in the future.
     Residential Loans. We originate residential mortgage loans secured by one- to four-family properties, most of which serve as the primary residence of the owner. Our primary focus is to maintain and expand relationships with realtors and other key contacts in the residential real estate industry in order to originate new mortgages. Most of our loan originations result from relationships with existing or past customers, members of our local community, and referrals from realtors, attorneys and builders.
     Consumer Loans. We offer a variety of consumer loans to meet customer demand and to increase the yield on our loan portfolio. Consumer loans are generally offered at a higher rate and shorter term than residential mortgages. Examples of our consumer loans include:
•	home equity loans and lines of credit;

•	home improvement loans;

•	new and used automobile loans; and

•	personal lines of credit.
     Currently, we offer credit cards to our customers through an unrelated third party. We recognize nominal fee income under this arrangement. We recently began offering credit cards to be held for our own portfolio.
     As of December 31, 2005 our loan portfolio totaled $1.8 billion, or approximately 63.0% of our total assets. The following tables set forth the composition of our loan portfolio as of December 31, 2005.

	December 31, 2005
Loan Type	Amount	Percent
	($ in millions)
Commercial Real Estate	$727.2	40.5%
Construction and Land Development	432.7	24.1
Commercial and Industrial	342.4	19.1
Residential Real Estate	272.9	15.2
Consumer	20.4	1.1

Total Gross Loans	$1,795.6	100.0%

Net Deferred Loan Fees	(2.3)

Gross Loans, net of deferred loan fees	$1,793.3

Credit Policies and Administration
General
     We adhere to a specific set of credit standards across our bank subsidiaries that ensure the proper management of credit risk. Furthermore, our holding company’s management team plays an active role in monitoring compliance with such standards by our banks.
Loan originations are subject to a process that includes the credit evaluation of borrowers, established lending limits, analysis of collateral, and procedures for continual monitoring and identification of credit deterioration. Loan officers actively monitor their individual credit relationships in order to report suspected risks and potential downgrades as early as possible. The respective boards of directors of each of our banking subsidiaries establish their own loan policies, as well as loan limit authorizations. Except for variances to reflect unique aspects of state law and local market conditions, our lending policies generally incorporate consistent underwriting standards. We monitor all changes to each respective bank’s loan policy to promote this philosophy. Our credit culture has helped us to identify troubled credits early, allowing us to take corrective action when necessary.
Loan Approval Procedures and Authority
     Our loan approval procedures are executed through a tiered loan limit authorization process which is structured as follows:
•	Individual Authorities. The board of directors of each subsidiary bank sets the authorization levels for individual loan officers on a case-by-case basis. Generally, the more experienced a loan officer, the higher the authorization level. The maximum approval authority for a loan officer is $1.5 million for secured loans and $750,000 for unsecured loans.

•	Management Loan Committees. Credits in excess of individual loan limits are submitted to the appropriate bank’s Management Loan Committee. The Management Loan Committees consist of members of the senior management team of that bank and are chaired by that bank’s chief credit officer. The Management Loan Committees have approval authority up to $3.0 million at BankWest of Nevada, $5.0 million at Alliance Bank of Arizona and $2.5 million at Torrey Pines Bank.

•	Credit Administration. Credits in excess of the Management Loan Committee authority are submitted by the bank subsidiary to Western Alliance’s Credit Administration. Credit Administration consists of the chief credit officers of Western Alliance and BankWest of Nevada. Credit Administration has approval authority up to $18.0 million.

•	Board of Director Oversight. The Chairman of the Board of Directors of Western Alliance acting with the Chairman of the Credit Committee has approval authority up to each respective bank’s legal lending limit (approximately $37.0 million for BankWest of Nevada, $7.6 million for Alliance Bank of Arizona, and $9.4 million for Torrey Pines Bank, each as of December 31, 2005).
     Our credit administration department works independent of loan production.
     Loans to One Borrower. In addition to the limits set forth above, state banking law generally limits the amount of funds that a bank may lend to a single borrower. Under Nevada law, the total amount of outstanding loans that a bank may make to a single borrower generally may not exceed 25% of stockholders’ equity. Under Arizona law, the obligations of one borrower to a bank may not exceed 15% of the bank’s capital. Under California law, the obligations of any one borrower to a bank generally may not exceed 25% of the sum of the bank’s shareholders’ equity, allowance for loan losses, capital notes and debentures.
     Notwithstanding the above limits, because of our business model, our affiliate banks are able to leverage their relationships with one another to participate in loans collectively which they otherwise would not be able to accommodate on an individual basis. As of December 31, 2005, the aggregate lending limit of our subsidiary banks was approximately $54.0 million.
     Concentrations of Credit Risk. Our lending policies also establish customer and product concentration limits to control single customer and product exposures. As these policies are directional and not absolute, at any particular point in time the ratios may be higher or lower because of funding on outstanding commitments. Set forth below are our lending policies and the segmentation of our loan portfolio by loan type as of December 31, 2005:

	Percent of Total Capital		Percent of Total Loans
	Policy Limit	Actual	Policy Limit	Actual
Commercial Real Estate — Term	400%	303%	65%	41%
Construction	250	170	30	24
Commercial and Industrial	200	134	30	19
Residential Real Estate	150	91	65	15
Consumer	50	8	15	1
Asset Quality
General

     One of our key strategies is to maintain high asset quality. We have instituted a loan grading system consisting of nine different categories. The first five are considered “satisfactory.” The other four grades range from a “watch” category to a “loss” category and are consistent with the grading systems used by the FDIC. All loans are assigned a credit risk grade at the time they are made, and each originating loan officer reviews the credit with his or her immediate supervisor on a quarterly basis to determine whether a change in the credit risk grade is warranted. In addition, the grading of our loan portfolio is reviewed annually by an external, independent loan review firm.
Collection Procedure
     If a borrower fails to make a scheduled payment on a loan, we attempt to remedy the deficiency by contacting the borrower and seeking payment. Contacts generally are made within 15 business days after the payment becomes past due. Our Special Assets Department reviews all delinquencies on a monthly basis. Each bank’s chief credit officer can approve charge-offs up to $5,000. Amounts in excess of $5,000 require the approval of each bank’s respective board of directors. Loans deemed uncollectible are proposed for charge-off on a monthly basis at each respective bank’s monthly board meeting.
Non-performing Loans
     Our policies require that the chief credit officer of each bank continuously monitor the status of that bank’s loan portfolio and prepare and present to the board of directors a monthly report listing all credits 30 days or more past due. All relationships graded “substandard” or worse typically are transferred to the Special Assets Department for corrective action. In addition, we prepare detailed status reports for all relationships rated “watch” or lower on a quarterly basis. These reports are provided to management and the board of directors of the applicable bank and Western Alliance.
     Our policy is to classify all loans 90 days or more past due and all loans on a non-accrual status as “substandard” or worse, unless extraordinary circumstances suggest otherwise.
     We generally stop accruing income on loans when interest or principal payments are in arrears for 90 days, or earlier if the bank’s management deems appropriate. We designate loans on which we stop accruing income as non-accrual loans and we reverse outstanding interest that we previously credited. We recognize income in the period in which we collect it, when the ultimate collectibility of principal is no longer in doubt. We return non-accrual loans to accrual status when factors indicating doubtful collection no longer exist and the loan has been brought current.
Criticized Assets
     Federal regulations require that each insured bank classify its assets on a regular basis. In addition, in connection with examinations of insured institutions, examiners have authority to identify problem assets, and, if appropriate, classify them. We use grades six through nine of our loan grading system to identify potential problem assets.
     The following describes grades six through nine of our loan grading system:
•	“Watch List/Special Mention.” Generally these are assets that require more than normal management attention. These loans may involve borrowers with adverse financial trends, higher debt/equity ratios, or weaker liquidity positions, but not to the degree of being considered a “problem loan” where risk of loss may be apparent. Loans in this category are usually performing as agreed, although there may be some minor non-compliance with financial covenants.

•	“Substandard.” These assets contain well-defined credit weaknesses and are characterized by the distinct possibility that the bank will sustain some loss if such weakness or deficiency is not corrected. These loans generally are adequately secured and in the event of a foreclosure action or liquidation, the bank should be protected from loss. All loans 90 days or more past due and all loans on non-accrual are considered at least “substandard,” unless extraordinary circumstances would suggest otherwise.

•	“Doubtful.” These assets have an extremely high probability of loss, but because of certain known factors which may work to the advantage and strengthening of the asset (for example, capital injection, perfecting liens on additional collateral and refinancing plans), classification as an estimated loss is deferred until a more precise status may be determined.

•	“Loss.” These assets are considered uncollectible, and of such little value that their continuance as bankable assets is not warranted. This classification does not mean that the loan has absolutely no recovery or salvage value, but rather that it is not practicable or desirable to defer writing off the asset, even though partial recovery may be achieved in the future.
Allowance for Loan Losses
     The allowance for loan losses reflects our evaluation of the probable losses in our loan portfolio. Although management at each of our banking subsidiaries establishes its own allowance for loan losses, each bank utilizes consistent evaluation procedures. The allowance for loan losses is maintained at a level that represents each bank’s management’s best estimate of losses in the loan portfolio at the balance sheet date that are both probable and reasonably estimable. We maintain the allowance through provisions for loan losses that we charge to income. We charge losses on loans against the allowance for loan losses when we believe the collection of loan principal is unlikely. Recoveries on loans charged-off are restored to the allowance for loan losses.
     Our evaluation of the adequacy of the allowance for loan losses includes the review of all loans for which the collectibility of principal may not be reasonably assured. For commercial real estate and commercial loans, review of financial performance, payment history and collateral values is conducted on a quarterly basis by the lending staff, and the results of that review are then reviewed by Credit Administration. For residential mortgage and consumer loans, this review primarily considers delinquencies and collateral values.
     The criteria that we consider in connection with determining the overall allowance for loan losses include:
•	results of the quarterly credit quality review;

•	historical loss experience in each segment of the loan portfolio;

•	general economic and business conditions affecting our key lending areas;

•	credit quality trends (including trends in non-performing loans expected to result from existing conditions);

•	collateral values;

•	loan volumes and concentrations;

•	age of the loan portfolio;

•	specific industry conditions within portfolio segments;

•	duration of the current business cycle;

•	bank regulatory examination results; and

•	external loan review results.
     Additions to the allowance for loan losses may be made when management has identified significant adverse conditions or circumstances related to a specific loan. Management continuously reviews the entire loan portfolio to determine the extent to which additional loan loss provisions might be deemed necessary. However, there can be no assurance that the allowance for loan losses will be adequate to cover all losses that may in fact be realized in the future or that additional provisions for loan losses will not be required.
     Various regulatory agencies, as well as our outsourced loan review function, as an integral part of their review process, periodically review our loan portfolios and the related allowance for loan losses.

Regulatory agencies may require us to increase the allowance for loan losses based on their review of information available to them at the time of their examination.
     As of December 31, 2005, our allowance for loan losses was $21.2 million. The allowance coverage to total loans was 1.18% as of December 31, 2005.
Investment Activities
     Each of our banking subsidiaries has its own investment policy, which is established by our board of directors and is approved by each respective bank’s board of directors. These policies dictate that investment decisions will be made based on the safety of the investment, liquidity requirements, potential returns, cash flow targets, and consistency with our interest rate risk management. Each bank’s chief financial officer is responsible for making securities portfolio decisions in accordance with established policies. The chief financial officer has the authority to purchase and sell securities within specified guidelines established by the investment policy. All transactions for a specific bank are reviewed by that bank’s board of directors on a monthly basis.
     Our investment policies generally limit securities investments to U.S. Government, agency and sponsored entity securities and municipal bonds, as well as investments in preferred and common stock of government sponsored entities, such as Fannie Mae, Freddie Mac, and the Federal Home Loan Bank. The policies also permit investments in mortgage-backed securities, including pass-through securities issued and guaranteed by Fannie Mae, Freddie Mac and Ginnie Mae, as well as collateralized mortgage obligations (“CMOs”) issued or backed by securities issued by these government agencies and privately issued investment grade CMOs. Privately issued CMOs typically offer higher rates than those paid on government agency CMOs, but lack the guaranty of such agencies and typically there is less market liquidity than agency bonds. The policies also permit investments in securities issued or backed by the SBA. Our current investment strategy uses a risk management approach of diversified investing in fixed-rate securities with short- to intermediate-term maturities. The emphasis of this approach is to increase overall securities yields while managing interest rate risk. To accomplish these objectives, we focus on investments in mortgage-backed securities and CMOs.
     All of our investment securities are classified as “available for sale” or “held to maturity” pursuant to SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” Available for sale securities are reported at fair value, with unrealized gains and losses excluded from earnings and instead reported as a separate component of stockholders’ equity. Held to maturity securities are those securities that we have both the intent and the ability to hold to maturity. These securities are carried at cost adjusted for amortization of premium and accretion of discount.
     As of December 31, 2005, we had an investment securities portfolio of $748.5 million, representing approximately 23.8% of our total assets, with 100% of the portfolio invested in AAA-rated securities. The average duration of our investment securities is 3.0 years as of December 31, 2005. The following table summarizes our investment securities portfolio as of December 31, 2005.

	December 31, 2005
	Amount	Percent
	($ in millions)
Mortgage-backed Securities	$519.9	69.5%
U.S. Government Sponsored Agencies	137.6	18.4
Municipal Bonds, U.S. Treasuries & Other	91.0	12.1

Total Investment Securities	$748.5	100.0%

     As of December 31, 2005 and December 31, 2004, we had an investment in BOLI of $51.8 million and $26.2 million, respectively. We purchased the BOLI to help offset employee benefit costs.
Deposit Products and Other Funding Sources
     We offer a variety of deposit products to our customers, including checking accounts, savings accounts, money market accounts and other deposit accounts, including fixed-rate, fixed maturity retail certificates of deposit ranging in terms from 30 days to five years, individual retirement accounts, and non-retail certificates of deposit consisting of jumbo certificates greater than or equal to $100,000. We have historically focused on attracting low cost core deposits. As of December 31, 2005, our deposit portfolio was comprised of 40.9% non- interest bearing deposits, compared to 14.3% time deposits.
     Our non-interest bearing deposits consist of non-interest bearing checking accounts, which, as of December 31, 2005, were comprised of 31.9% title company deposits, which consist primarily of deposits held in escrow pending the closing of commercial and residential real estate transactions, and, to a lesser extent, operating accounts for title companies; 61.6% other business deposits, which consist primarily of operating accounts for businesses; and 6.5% consumer deposits. We consider these deposits to be core deposits. We believe these deposits are generally not interest rate sensitive since these accounts are not created for investment purposes. The competition for these deposits in our markets is strong. We believe our success in attracting and retaining these deposits is based on several factors, including (1) the high level of service we provide to our customers; (2) our ability to attract and retain experienced relationship bankers who have strong relationships in their communities; (3) our broad array of cash management services; and (4) our competitive pricing on earnings credits paid on these deposits. We intend to continue our efforts to attract deposits from our business lending relationships in order to maintain our low cost of funds and improve our net interest margin. However, if we lost a significant part of our low-cost deposit base, it would negatively impact our profitability.
     Deposit flows are significantly influenced by general and local economic conditions, changes in prevailing interest rates, internal pricing decisions and competition. Our deposits are primarily obtained from areas surrounding our branch offices. In order to attract and retain deposits, we rely on providing quality service and introducing new products and services that meet our customers’ needs.
     Each subsidiary bank’s asset and liability committee sets its own deposit rates. Our banks consider a number of factors when determining their individual deposit rates, including:
•	Information on current and projected national and local economic conditions and the outlook for interest rates;

•	The competitive environment in the markets it operates in;

•	Loan and deposit positions and forecasts, including any concentrations in either; and

•	FHLB advance rates and rates charged on other sources of funds.
     As of December 31, 2005, we had approximately $2.4 billion in total deposits. The following table shows our deposit composition as of December 31, 2005:

	December 31, 2005
	Amount	Percent
	($ in millions)
Non-interest Bearing Demand	$980.0	40.9%
Savings & Money Market	949.6	39.7
Time, $100k and over	316.2	13.2
Interest Bearing Demand	122.3	5.1
Other Time	25.7	1.1

Total Deposits	$2,393.8	100.0%

     In addition to our deposit base, we have access to other sources of funding, including FHLB advances, repurchase agreements and unsecured lines of credit with other financial institutions. Additionally, in the past, we have accessed the capital markets through trust preferred offerings.
Financial Products & Services
     In addition to traditional commercial banking activities, we provide other financial services to our customers, including:
•	Internet banking;

•	Wire transfers;

•	Electronic bill payment;

•	Lock box services;

•	Courier services;

•	Cash vault; and

•	Cash management services (including account reconciliation, collections and sweep accounts).
     We have a service center facility currently under development in the Las Vegas metropolitan area, which we anticipate will become operational in the third quarter of 2006. We expect that this facility, once completed, will increase our capacity to provide courier, cash management and other business services.
     Through Miller/Russell, we provide customers with asset allocation and investment advisory services. In addition, we provide wealth management services including trust administration of personal and retirement accounts, estate and financial planning, custody services and investments through Premier Trust.
Customer, Product and Geographic Concentrations
     Approximately 64.6% of our loan portfolio as of December 31, 2005 consisted of commercial real estate secured loans, including commercial real estate loans and construction and land development loans. Moreover, our business activities are currently focused in the Las Vegas, San Diego, Tucson and Phoenix metropolitan areas. Consequently, our business is dependent on the trends of these regional economies. In addition, approximately 13.1% of our deposits as of December 31, 2005 consisted of title company deposits. No individual or single group of related accounts is considered material in relation to our assets or deposits or in relation to our overall business.
Competition
     The banking and financial services business in our market areas is highly competitive. This increasingly competitive environment is a result primarily of growth in community banks, changes in regulation, changes in technology and product delivery systems, and the accelerating pace of consolidation among financial services providers. We compete for loans, deposits and customers with other commercial banks, local community banks, savings and loan associations, securities and brokerage companies, mortgage companies, insurance companies, finance companies, money market funds, credit unions, and other non-bank financial services providers. Many of these competitors are much larger in total assets and capitalization, have greater access to capital markets and offer a broader range of financial services than we can offer.
     Competition for deposit and loan products remains strong from both banking and non-banking firms, and this competition directly affects the rates of those products and the terms on which they are offered to consumers. Technological innovation continues to contribute to greater competition in domestic and international financial services markets. Many customers now expect a choice of several delivery systems and channels, including telephone, mail, home computer and ATMs.
     Mergers between financial institutions have placed additional pressure on banks to consolidate their operations, reduce expenses and increase revenues to remain competitive. In addition, competition has intensified due to federal and state interstate banking laws, which permit banking organizations to expand geographically with fewer restrictions than in the past. These laws allow banks to merge with other banks across state lines, thereby enabling banks to establish or expand banking operations in our market. The competitive environment is also significantly impacted by federal and state legislation that makes it easier for non-bank financial institutions to compete with us.
Employees
     As of December 31, 2005, we had 537 full-time equivalent employees.
Financial Information Regarding Segment Reporting
     We currently operate our business in four operating segments: BankWest of Nevada, Alliance Bank of Arizona, Torrey Pines Bank and Other (Western Alliance, Miller/Russell and Premier Trust). Please refer to Note 18 “Segment Information” to our Consolidated Financial Statements for financial information regarding segment reporting.
SUPERVISION AND REGULATION OF WESTERN ALLIANCE
          The following discussion is only intended to summarize significant statutes and regulations that affect the banking industry and therefore is not a comprehensive survey of the field. These summaries are qualified in their entirety by reference to the particular statute or regulation that is referenced or described. Changes in applicable laws or regulations or in the policies of banking supervisory agencies, or the adoption of new laws or regulations, may have a material effect on Western Alliance’s business and prospects. Changes in fiscal or monetary policies also may affect Western Alliance. The probability, timing, nature or extent of such changes or their effect on Western Alliance cannot be predicted.
Bank Holding Company Regulation
          General. Western Alliance Bancorporation is a bank holding company and is registered with the Board of Governors of the Federal Reserve System (“Federal Reserve”) under the Bank Holding Company Act of 1956, as amended (the “BHC Act”). As such, the Federal Reserve is Western Alliance’s primary federal regulator, and Western is subject to extensive regulation, supervision and examination by the Federal Reserve. Western Alliance must file reports with the Federal Reserve and provide it with such additional information as it may require.
          Under Federal Reserve regulations, a bank holding company is required to serve as a source of financial and managerial strength for its subsidiary banks and may not conduct its operations in an unsafe or unsound manner. It is the Federal Reserve’s policy that, in serving as a source of strength to its subsidiary banks, a bank holding company should stand ready to use its available resources to provide adequate capital to its subsidiary banks during period of financial stress or adversity and should maintain the financial flexibility and capital-raising capacity to obtain additional resources for assisting its subsidiary banks. A bank holding company’s failure to meet these obligations will generally be considered by the Federal Reserve to be an unsafe and unsound banking practice or a violation of Federal Reserve regulations, or both.
          Among its powers, the Federal Reserve may require a bank holding company to limit or terminate an activity or terminate control of, divest or liquidate subsidiaries or affiliates that the Federal Reserve determines constitute a significant risk to the financial safety or soundness of the bank holding company or any of its bank subsidiaries. Subject to certain exceptions, bank holding companies also are required to give written notice to and receive approval from the Federal Reserve before purchasing or redeeming their common stock or other equity securities. The Federal Reserve also may regulate provisions of a bank holding company’s debt, including by imposing interest rate ceilings and reserve requirements. In addition, the Federal Reserve requires all bank holding companies to maintain capital at or above certain prescribed levels.
          Holding Company Bank Ownership. The BHC Act requires every bank holding company to obtain the approval of the Federal Reserve before it may acquire, directly or indirectly, ownership or control of any voting shares of a bank or another bank holding company if, after such acquisition, it would own or control more than 5% of any class of the outstanding voting shares of such other bank or bank holding company, acquire all or substantially all the assets of a bank or another bank holding company or merge or consolidate with another bank holding company. In addition, a bank holding company must obtain Federal Reserve approval before acquiring the power to exercise a controlling influence over the management or policies of a bank or another bank holding company or to control the election of a majority of the directors (or trustees, general partners or other similar functions) of a bank or another bank holding company,
          Holding Company Nonbank Ownership. With certain exceptions, the BHC Act prohibits a bank holding company from acquiring or retaining, directly or indirectly, ownership or control of more than 5% of the outstanding voting shares of any company that is not a bank or bank holding company, or from engaging, directly or indirectly, in activities other than those of banking, managing or controlling banks, or providing services to the bank holding company or its subsidiaries. The principal exceptions to these prohibitions involve certain nonbank activities that have been identified by statute or by Federal Reserve regulation or order as activities so closely related to the business of banking or of managing or controlling banks as to be a proper incident thereto. Activities that have been determined to be so related to banking include securities brokerage services, investment advisory services, fiduciary services and certain management advisory and data processing services, among others.
          Change in Control. In the event that the BHC Act is not applicable to a person or entity, the Change in Bank Control Act of 1978 (“CIBC Act”) requires that such person or entity give notice to the Federal Reserve and the Federal Reserve not disapprove such notice before such person or entity, whether acting (i) directly or indirectly or (ii) individually or through or in concert with one or more other individuals of entities, may acquire “control” of a bank holding company or certain banks. A limited number of exemptions apply to such transactions. Control is conclusively presumed to exist if a person or entity acquires 25% or more of the outstanding shares of any class of voting stock of the bank holding company or insured depository institution. Control is rebuttably presumed to exist if a person or entity acquires 10% or more but less than 25% of such voting stock and either the issuer has a class of registered securities under Section 12 of the Securities Exchange Act of 1934, as amended (the “1934 Act”) or no other person or entity will own, control or hold the power to vote a greater percentage of such voting stock immediately after the transaction.
          State Law Restrictions. As a Nevada corporation, Western Alliance is subject to certain limitations and restrictions under applicable Nevada corporate law. For example, Nevada law imposes restrictions relating to indemnification of directors, maintenance of books, records and minutes and observance of certain corporate formalities. Western Alliance also is a bank holding company within the meaning of state law in the states where its subsidiary banks are located. As such, it is subject to examination by and may be required to file reports with the Nevada Financial Institutions Division (“Nevada FID”) under sections 666.095 and 666.105 of the Nevada Revised Statutes. Western Alliance must obtain the approval of the Nevada Commissioner of Financial Institutions (“Nevada Commissioner”) before it may acquire a bank. Any transfer of control of a Nevada bank holding company must be approved in advance by the Nevada Commissioner.
          Under section 6-142 of the Arizona Revised Statutes, no person may acquire control of a company that controls an Arizona bank without the prior approval of the Arizona Superintendent of Financial Institutions (“Arizona Superintendent”). A person who has the power to vote 15% or more of the voting stock of a controlling company is presumed to control the company.
          Western Alliance also is subject to examination and reporting requirements of the California Department of Financial Institutions (“California DFI”) under sections 3703 and 3704 of the California Financial Code. Any transfer of control of a corporation that controls a California bank requires the prior approval of the California Commissioner of Financial Institutions (“California Commissioner”).
Bank Regulation
          General. Western Alliance controls three subsidiary banks. BankWest of Nevada, located in Las Vegas, Nevada, is chartered by the State of Nevada and is subject to primary regulation, supervision and examination by the Nevada FID. Alliance Bank of Arizona, located in Phoenix, Arizona, is chartered by the State of Arizona and is subject to primary regulation, supervision and examination by the Arizona Department of Financial Institutions. Torrey Pines Bank, located in San Diego, California, is chartered by the State of California and is subject to regulation, supervision and examination by the California DFI. Each bank also is subject to regulation by the Federal Deposit Insurance Corporation (“FDIC”) as its primary federal banking supervisory authority, and, as to certain matters, by the Federal Reserve.
          Federal and state banking laws and the implementing regulations promulgated by the federal and state banking regulatory agencies cover most aspects of the banks’ operations, including capital requirements, reserve requirements against deposits (and for possible loan losses and other contingencies), dividends and other distributions to shareholders, customers’ interests in deposit accounts, payment of interest on certain deposits, permissible activities and investments, securities that may be issued and debt that may be incurred, rate of growth, number and location of branch offices and acquisition and merger activity with other financial institutions.
          Deposits in the banks are insured by the FDIC to applicable limits through the Bank Insurance Fund. All of Western Alliance’s subsidiary banks are subject to deposit insurance premium payment requirements. Premiums are assessed semiannually and paid quarterly. The premium amount is based upon a risk classification system established by the FDIC. Banks with higher levels of capital and a low degree of supervisory concern are assessed lower premiums than banks with lower levels of capital or a higher degree of supervisory concern. For the assessment period ending June 30, 2005, Western Alliance’s subsidiary banks are not required to pay any premium for deposit insurance. The FDIC also is empowered to make special assessments on insured depository institutions in amounts determined by the FDIC to be necessary to give it adequate income to repay amounts borrowed from the U.S. Treasury and other sources or for any other purpose the FDIC deems necessary. This assessment is not related to the condition of the banks that are assessed. The assessment is adjusted quarterly. The assessment for the first quarter of 2006 is 1.32 cents per $100 of FDIC-insured deposits.
          If, as a result of an examination, the FDIC were to determine that the financial condition, capital resources, asset quality, earnings prospects, management, liquidity or other aspects of any of the banks’ operations had become unsatisfactory, or that any of the banks or their management was in violation of any law of regulation, the FDIC may take a number of different remedial actions as it deems appropriate. These actions include the power to enjoin “unsafe or unsound” practices, to require affirmative actions to correct any conditions resulting from any violation or practice, to issue an administrative order that can be judicially enforced, to direct an increase in the bank’s capital, to restrict the bank’s growth, to assess civil monetary penalties against the bank’s officers or directors, to remove officers and directors and, if the FDIC concludes that such conditions cannot be corrected or there is an imminent risk of loss to depositors, to terminate the bank’s deposit insurance.
          Under Nevada, Arizona and California law, the respective state banking supervisory authority has many of the same remedial powers with respect to state-chartered banks.
          Change in Control. The application of the CIBC Act is described in the discussion above regarding bank holding companies. Under Nevada banking law, a Nevada bank must report a change in ownership of 10% or more of the bank’s outstanding voting stock to the Nevada FID within three business days after obtaining knowledge of the change. Any person who acquires control of a Nevada bank must obtain the prior approval of the Nevada Commissioner. Arizona banking law provides that no person may acquire control of an Arizona bank without the prior approval of the Arizona Superintendent. A person who has the power to vote 15% or more of the voting stock of an Arizona bank is presumed to control the bank. California banking law requires that any person must obtain the prior approval of the California Commissioner before that person may acquire control of a California bank. A person who has the power to vote 10% or more of the voting stock of a California bank is presumed to control the bank.
          Bank Merger. Section 18(c) of the Federal Deposit Insurance Act (“FDI Act”) requires a bank or any other insured depository institution to obtain the approval of its primary federal banking supervisory authority before it may merge or consolidate with or acquire the assets or assume the liabilities of any other insured depository institution. State law requirements are similar. Nevada banking law requires that a bank must obtain the prior approval of the Nevada Commissioner before it may merge or consolidate with or transfer its assets and liabilities to another bank. Arizona banking law requires the approval of the Arizona Superintendent before a bank may merge or consolidate with another bank. Under California law, a California bank that is the survivor of a merger must file an application for approval with the California Commissioner.
Regulation of Nonbanking Subsidiaries
          Premier Trust Inc. Premier Trust, Inc. is a trust company chartered by the State of Nevada. Under Nevada law, a company may not transact any trust business, with certain exceptions, unless authorized by the Nevada Commissioner. The Nevada Commissioner examines the books and records of registered trust companies and may take possession of all the property and assets of a trust company whose capital is impaired or is otherwise determined to be unsafe and a danger to the public.
          Miller/ Russell & Associates, Inc. Miller/ Russell & Associates, Inc. is an Arizona corporation and an investment adviser that is registered with the SEC under the Investment Advisers Act of 1940 (“Advisers Act”). Under the Advisers Act, an investment adviser is subject to supervision and inspection by the SEC. A significant element of supervision under the Advisers Act is the requirement to make significant disclosures to the public under Part II of Form ADV of the adviser’s services and fees, the qualifications of its associated persons, financial difficulties and potential conflicts of interests. An investment adviser must keep extensive books and records, including all customer agreements, communications with clients, orders placed and proprietary trading by the adviser or any advisory representative.

Capital Standards
          Regulatory Capital Guidelines. The Federal Reserve and the FDIC have risk-based capital adequacy guidelines intended to measure capital adequacy with regard to the degree of risk associated with a bank’s or banking organization’s operations for transactions reported on the balance sheet as assets and for transactions, such as letters of credit and recourse arrangements, that are reported as off-balance-sheet items. Under these guidelines, the nominal dollar amounts of assets on the balance sheet and credit-equivalent amounts of off-balance-sheet items are multiplied by one of several risk adjustment percentages. These range from 0.0% for assets with low credit risk, such as cash and certain U.S. government securities, to 100.0% for assets with relatively higher credit risk, such as business loans. A banking organization’s risk-based capital ratios are obtained by dividing its Tier 1 capital and total qualifying capital (Tier 1 capital and a limited amount of Tier 2 capital) by its total risk-adjusted assets and off-balance-sheet items. Tier 1 capital consists of common stock, retained earnings, noncumulative perpetual preferred stock and minority interests in certain subsidiaries, less most other intangible assets. Tier 2 capital may consist of a limited amount of the allowance for loan and lease losses and certain other instruments that have some characteristics of equity. The inclusion of elements of Tier 2 capital as qualifying capital is subject to certain other requirements and limitations of the federal banking supervisory agencies. Since December 31, 1992, the Federal Reserve and the FDIC have required a minimum ratio of Tier 1 capital to risk-adjusted assets and off-balance-sheet items of 4.0% and a minimum ratio of qualifying total capital to risk-adjusted assets and off-balance-sheet items of 8.0%.
          The Federal Reserve and the FDIC require banks and bank holding companies to maintain a minimum amount of Tier 1 capital relative to average total assets, referred to as the leverage ratio. The principal objective of the leverage ratio is to constrain the maximum degree to which a bank holding company may leverage its equity capital base. For a bank or bank holding company rated in the highest of the five categories used by regulators to rate banking organizations, the minimum leverage ratio of Tier 1 capital to total assets is 3.0%. However, an institution with a 3.0% leverage ratio would be unlikely to receive the highest rating since a strong capital position is a significant part of the regulators’ rating criteria. All banks or bank holding companies not rated in the highest category must maintain an additional capital cushion of 100 to 200 basis points. The Federal Reserve and the FDIC have the discretion to set higher minimum capital requirements for specific institutions whose specific circumstances warrant it, such as a bank or bank holding company experiencing or anticipating significant growth. A bank or bank holding company that does not achieve and maintain the required capital levels may be issued a capital directive by the Federal Reserve or the FDIC, as appropriate, to ensure the maintenance of required capital levels. Neither the Federal Reserve nor the FDIC has advised Western Alliance or any of its subsidiary banks that it is subject to any special capital requirements.
          Prompt Corrective Action. Federal banking agencies possess broad powers to take corrective and other supervisory action to resolve the problems of insured depository institutions, including institutions that fall below one or more of the prescribed minimum capital ratios described above. An institution that is classified based upon its capital levels as well-capitalized, adequately capitalized, or undercapitalized may be treated as though it was in the next lower capital category if its primary federal banking supervisory authority, after notice and opportunity for hearing, determines that an unsafe or unsound condition or practice warrants such treatment. At each successively lower capital category, an insured depository institution is subject to additional restrictions. A bank holding company must guarantee that a subsidiary bank that adopts a capital restoration plan will meet its plan obligations. Under such a guarantee, a bank holding company may be liable for the lesser of up to 5% of the subsidiary bank’s assets at the time it became undercapitalized or the amount required to meet regulatory capital requirements. Any capital loans made by a bank holding company to a subsidiary bank are subordinated to the claims of depositors in the bank and to certain other indebtedness of the subsidiary bank. In the event of the bankruptcy of a bank holding company, any commitment by the bank holding company to a federal banking regulatory agency to maintain the capital of a subsidiary bank would be assumed by the bankruptcy trustee and would be entitled to priority of payment.
          In addition to measures that may be taken under the prompt corrective action provisions, federal banking regulatory authorities may bring enforcement actions against banks and bank holding companies for unsafe or unsound practices in the conduct of their businesses or for violations of any law, rule or regulation, any condition imposed in writing by the appropriate federal banking regulatory authority or any written agreement with the authority. Possible enforcement actions include the appointment of a conservator or receiver, the issuance of a cease-and-desist order that could be judicially enforced, the termination of insurance of deposits (in the case of a depository institution), the imposition of civil money penalties, the issuance of directives to increase capital, the issuance of formal and informal agreements, the issuance of removal and prohibition orders against institution-affiliated parties and the enforcement of such actions through injunctions or restraining orders. In addition, a bank holding company’s inability to serve as a source of strength for its subsidiary banks could serve as an additional basis for a regulatory action against the bank holding company.
          Under Nevada law, if the stockholders’ equity of a Nevada-chartered bank becomes impaired, the Nevada Commissioner must require the bank to make the impairment good within three months after receiving notice from the Nevada Commissioner. If the impairment is not made good, the Nevada Commissioner may take possession of the bank and liquidate it.
          Dividends. Western Alliance has never declared or paid cash dividends on its capital stock. Western Alliance currently intends to retain any future earnings for future growth and does not anticipate paying any cash dividends in the foreseeable future. Any determination in the future to pay dividends will be at the discretion of Western Alliance’s board of directors and will depend on the company’s earnings, financial condition, results of operations, business prospects, capital requirements, regulatory restrictions, contractual restrictions and other factors that the board of directors may deem relevant.
          Western Alliance’s ability to pay dividends is subject to the regulatory authority of the Federal Reserve. Although there are no specific federal law or regulations restricting dividend payments by bank holding companies, the supervisory concern of the Federal Reserve focuses on a holding company’s capital position, its ability to meet its financial obligations as they come due and its capacity to act as a source of financial strength to its subsidiaries. In addition, Federal Reserve policy discourages the payment of dividends by a bank holding company that are not supported by current operating earnings.
          As a bank holding company registered with the State of Nevada, Western Alliance also is subject to limitations under Nevada law on the payment of dividends. Nevada banking law imposes no restrictions on bank holding companies regarding the payment of dividends. Under Nevada corporate law, section 78-288 of the Nevada Revised Statutes provides that no cash dividend or other distribution to shareholders, other than a stock dividend, may be made if, after giving effect to the dividend, the corporation would not be able to pay its debts as they become due or, except as otherwise specifically allowed by the articles of incorporation, the corporation’s total assets would be less than the sum of its total liabilities and the claims of preferred stockholders upon dissolution of the corporation.
          From time to time, Western Alliance may become a party to financing agreements and other contractual obligations that have the effect of limiting or prohibiting the declaration or payment of dividends. Holding company expenses and obligations with respect to its outstanding trust preferred securities and corresponding subordinated debt also may limit or impair Western Alliance’s ability to declare and pay dividends.
          Since Western Alliance has no significant assets other than the voting stock of its subsidiaries, it currently depends on dividends from its bank subsidiaries and, to a much lesser extent, its nonbank subsidiaries, for a substantial portion of its revenue. In general terms, the FDIA and the FDIC regulations restrict the payment of dividends when a bank is undercapitalized or will be after paying dividends, when a bank has failed to pay insurance assessments or when there are safety and soundness concerns regarding a bank. The ability of a state nonmember bank to pay cash dividends is not restricted by federal law or regulations. State law imposes restrictions on the ability of each of Western Alliance’s subsidiary banks to pay dividends:
•	Under sections 661.235 and 661.240 of the Nevada Revised Statutes, BankWest of Nevada may not pay dividends unless the bank’s surplus fund, not including any initial surplus fund, equals the bank’s initial stockholders’ equity and includes 10% of the previous year’s net profits, and the dividend would not reduce the bank’s stockholders’ equity below the initial stockholders’ equity of the bank or 6% of the total deposit liability of the bank.

•	Under section 6-187 of the Arizona Revised Statutes, Alliance Bank of Arizona may pay dividends on the same basis as any other Arizona corporation. Under section 10-640 of the Arizona Revised Statutes, a corporation may not make a distribution to shareholders if to do so would render the corporation insolvent or unable to pay its debts as they become due. However, an Arizona bank may not declare a non-stock dividend out of capital surplus without the approval of the Arizona Superintendent.

•	Under section 642 of the California Financial Code, Torrey Pines Bank may not, without the prior approval of the California Commissioner, make a distribution to its shareholders in an amount exceeding the bank’s retained earnings or its net income, whichever is less, during its last three fiscal years, less any previous distributions made during that period by the bank or by any majority-owned subsidiary of the bank. Under section 643 of the California Financial Code, the California Commissioner may approve a larger distribution, provided it does not exceed the bank’s net income during the year, net income during the prior fiscal year or retained earnings, whichever is greatest.
          As of December 31, 2005, Torrey Pines Bank and Alliance Bank of Arizona had negative retained earnings and did not have the ability to pay dividends. BankWest of Nevada had the unrestricted ability to pay dividends in an aggregate amount of approximately $19.9 million.
          Redemption. A bank holding company may not purchase or redeem its equity securities without the prior written approval of the Federal Reserve if the purchase or redemption combined with all other purchases and redemptions by the bank holding company during the preceding 12 months equals or exceeds 10% of the bank holding company’s consolidated net worth. However, prior approval is not required if the bank holding company is well-managed, not the subject of any unresolved supervisory issues and, both immediately before and after the purchase or redemption, is well-capitalized.
Increasing Competition in Financial Services
          Interstate Banking And Branching. The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (“Riegle-Neal Act”) generally authorizes interstate branching. Currently, bank holding companies may purchase banks in any state and banks may merge with banks in other states, unless the home state of the bank holding company or either merging bank has opted out under the legislation. After properly entering a state, an out-of-state bank may establish de novo branches or acquire branches or acquire other banks on the same terms as a bank that is chartered by the state.
          Nevada has enacted legislation authorizing interstate mergers pursuant to the Riegle-Neal Act. The Nevada statute permits out-of-state banks and bank holding companies meeting certain requirements to maintain and operate the Nevada branches of a Nevada bank that are acquired in an interstate combination. An out-of-state bank may not enter the state by establishing a de novo branch or acquiring a branch of a depository institution in Nevada without acquiring the institution itself or its charter. However, with the written approval of the Nevada Commissioner, such an out-of-state bank or bank holding company may engage in such a transaction in a county with a population less than 100,000.
          An out-of-state bank may enter Arizona by establishing a de novo branch or by acquiring a single branch of a financial institution that is headquartered in the state, provided that the branch is more than five years old and the state in which the out-of-state bank is headquartered extends reciprocal rights. An out-of-state bank holding company without a subsidiary bank in Arizona may establish a de novo bank in the state, and thereafter may acquire additional banks.
          An out-of-state bank may not enter California by establishing a de novo branch or acquiring a branch of a depository institution in California unless it merges with a California bank or acquires the whole business unit of a California bank. An out-of-state bank holding company without a subsidiary bank in California may establish a de novo bank in the state, and thereafter may acquire additional banks.
          Financial Holding Company Status. The Financial Services Modernization Act of 1999, also known as the Gramm-Leach-Bliley Act (“GLB Act”), was enacted in order to establish a comprehensive framework to permit affiliations among commercial banks, insurance companies, securities and investment banking firms and other financial service providers. The GLB Act revised the BHC Act to permit a qualifying bank holding company to engage in a broader range of financial activities, primarily through wholly owned subsidiaries, and thereby to foster greater competition among financial service companies. The GLB Act also contains provision that expressly preempt any state law restricting the establishment of financial affiliations, primarily with regard to insurance activities. The GLB Act:
•	Broadened the activities that may be conducted by bank holding companies and their subsidiaries and by national banks through financial subsidiaries. Under parity provisions of the FDI Act and FDIC regulations, as well as state banking laws and regulations, insured state banks may engage in activities that are permissible for national banks, thereby extending the effect of the GLB Act to state banks as well;

•	Provided a framework for protecting the privacy of consumer information;

•	Modified the laws governing the implementation of the Community Reinvestment Act (“CRA”); and

•	Addressed a variety of other legal and regulatory issues affecting both day-to-day operations and long-term activities of financial institutions.
          In order to become or remain a financial holding company, a bank holding company must be well-capitalized, well-managed, and, except in limited circumstances, rated “satisfactory” or better for performance under the CRA. Failure by a financial holding company to maintain compliance with these requirements or correct non-compliance within a fixed time period could lead to the forced divesture of any subsidiary depository institution or a requirement to conform all nonbanking activities to those permissible for a bank holding company. A bank holding company that is not also a financial holding company can only engage in banking activities and nonbanking activities that were determined by the Federal Reserve to be so closely related to banking or managing or controlling banks as to be a proper incident thereto at the time that the GLB Act was adopted by Congress.
          A bank holding company that qualifies and elects to become a financial holding company may affiliate with securities firms and insurance companies and engage in investment banking and other activities that are financial in nature or are incidental or complementary to activities that are financial in nature. Under the regulations of the Federal Reserve implementing the GLB Act, activities that are financial in nature and may be engaged in by financial holding companies include securities underwriting, dealing and market making, sponsoring mutual funds and investment companies, engaging in insurance underwriting and brokerage activities, investing (without providing routine management) in companies engaged in nonfinancial activities and conducting activities that the Federal Reserve, in consultation with the Secretary of the Treasury, determines from time to time to be financial in nature or incidental to a financial activity.
          Western Alliance does not believe that the GLB Act will have a material effect on its operations, at least in the near-term. Western Alliance is not a financial holding company and has no current plans to engage in any activities not permitted to traditional bank holding companies. However, to the extent that the GLB Act enables banks, securities firms and insurance companies to affiliate, the financial service industry may experience further consolidation. The GLB Act also may contribute to an increase in the level of competition that Western Alliance faces from larger institutions and other types of companies offering diversified financial products, many of which may have substantially greater financial resources than Western Alliance has.
Selected Regulation of Banking Activities
          Transactions with Affiliates. Transactions between banks and their affiliates are governed by sections 23A and 23B of the Federal Reserve Act (“FRA”) and their implementing regulations. Generally, sections 23A and 23B are intended to protect banks from suffering losses arising from transactions with non-insured affiliates, by limiting the extent to which a bank or its subsidiaries may engage in covered transactions with any one affiliate and with all nonbank affiliates in the aggregate, and by requiring that such transactions be on terms that are consistent with safe and sound banking practices. Sections 23A and 23B also regulate transactions by a bank with financial subsidiaries that it may operate as a result of the expanded authority granted under GLB Act. Covered transactions include extensions of credit to affiliates, investments in securities issued by affiliates and the use of affiliates’ securities as collateral for loans to any non-affiliated borrower.
          These statutory provisions and regulations may limit the ability of Western Alliance to obtain funds from its subsidiary banks for its cash needs, including funds for payment of dividends, interest and operational expenses.
          Insider Credit Transactions. Banks also are subject to certain restrictions under the FRA and Federal Reserve regulations that implement it regarding extensions of credit to executive officers, directors or principal shareholders of a bank and its affiliates or to any related interests of such persons (collectively referred to as insiders). All extensions of credit to insiders must be made on substantially the same terms and pursuant to the same credit underwriting procedures as are applicable to comparable transactions with persons who are neither insiders nor employees, and must not involve more than the normal risk of repayment or present other unfavorable features. Insider loans also are subject to certain lending limits, restrictions on overdrafts to insiders and requirements for prior approval by the bank’s board of directors.
          Lending Limits. State banking law generally limits the amount of funds that a bank may lend to a single borrower. Under Nevada law, the total amount of outstanding loans that a bank may make to a single borrower generally may not exceed 25% of stockholders’ equity. Under Arizona law, the obligations of one borrower to a bank may not exceed 15% of the bank’s capital. Under California law, the obligations of any one borrower to a bank generally may not exceed 25% of the sum of the bank’s shareholders’ equity, allowance for loan losses, capital notes and debentures.
          Tying Arrangements. Under the BHC Act, with certain exceptions, banks are prohibited from conditioning the availability or price of one product on a requirement that the customer also obtain another product from the bank or an affiliate of the bank (known as tying). This prohibition is not applicable to nonbank entities. The BHC Act’s tying provisions also generally prohibit a bank from conditioning the availability or price of one product on a requirement that the customer either provide another product to the bank or an affiliate of the bank or not obtain another product from a competitor of the bank or a competitor of an affiliate of the bank. The tying provisions of the BHC Act do expressly permit banks to engage in certain forms of tying and authorizes the Federal Reserve to grant additional exceptions to the statute’s restrictions. For example, a bank may condition the availability or price of a product or service on a requirement that the customer also obtain a traditional bank product, like a loan, discount, deposit, or trust service, from the bank or an affiliate of the bank
          Regulation of Management. Federal law sets forth circumstances under which officers or directors of a bank or bank holding company may be removed by the institution’s primary federal banking supervisory authority. Federal law also prohibits a management official of a bank or bank holding company from serving as a management official with an unaffiliated bank or bank holding company that has offices within a specified geographic area that is related to the location of the bank’s offices and the asset size of the institutions.
          Safety and Soundness Standards. Federal law imposes upon banks certain non-capital safety and soundness standards. These standards cover internal controls, information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, compensation and benefits. Additional standards apply to asset quality, earnings and stock valuation. An institution that fails to meet these standards must develop a plan, acceptable to its regulators, specifying the steps that the institution will take to meet the standards. Failure to submit or implement such a plan may subject the institution to regulatory sanctions.
Consumer Protection Laws and Regulations
          The banking regulatory authorities are have increased their attention in recent years to compliance with consumer protection laws and their implementing regulations. Examination and enforcement have become more intense in nature, and insured institutions have been advised to monitor carefully compliance with such laws and regulations. The bank is subject to many federal consumer protection statutes and regulations, some of which are discussed below.
          Community Reinvestment Act. The CRA is intended to encourage insured depository institutions, while operating safely and soundly, to help meet the credit needs of their communities. The CRA specifically directs the federal regulatory agencies, when examining insured depository institutions, to assess a bank’s record of helping meet the credit needs of its entire community, including low- and moderate-income neighborhoods, consistent with safe and sound banking practices. The CRA further requires the agencies to take a financial institution’s record of meeting its community credit needs into account when evaluating applications for, among other things, domestic branches, mergers or acquisitions, or holding company formations. The agencies use the CRA assessment factors in order to provide a rating to the financial institution. The ratings range from a high of “outstanding” to a low of “substantial noncompliance.” At their most recent performance evaluations under the CRA, BankWest of Nevada was rated “outstanding” as of November 2003, Alliance Bank of Arizona was rated “satisfactory” as of August 2004 and Torrey Pines Bank was rated “satisfactory” as of May 2005.
          Equal Credit Opportunity Act. The Equal Credit Opportunity Act generally prohibits discrimination in any credit transaction, whether for consumer or business purposes, on the basis of race,

color, religion, national origin, sex, marital status, age (except in limited circumstances), receipt of income from public assistance programs, or good faith exercise of any rights under the Consumer Credit Protection Act.
          Truth in Lending Act. The Truth in Lending Act (“TILA”) is designed to ensure that credit terms are disclosed in a meaningful way so that consumers may compare credit terms more readily and knowledgeably. As a result of TILA, creditors must use the same credit terminology to express rates and payments, including the annual percentage rate, the finance charge, the amount financed, the total of payments and the payment schedule, among other things.
          Fair Housing Act. The Fair Housing Act (“FHA”) regulates many practices, and makes it unlawful for any lender to discriminate in its housing-related lending activities against any person because of race, color, religion, national origin, sex, handicap or familial status. A number of lending practices have been found by the courts to be illegal under the FHA, including some practices that are not specifically mentioned in the FHA.
          Home Mortgage Disclosure Act. The Home Mortgage Disclosure Act (“HMDA”) grew out of public concern over credit shortages in certain urban neighborhoods and provides public information that is intended to help to show whether financial institutions are serving the housing credit needs of the neighborhoods and communities in which they are located. The HMDA also includes a “fair lending” aspect that requires the collection and disclosure of data about applicant and borrower characteristics as a way of identifying possible discriminatory lending patterns and enforcing anti-discrimination statutes.
          Beginning with data for 2004, home mortgage lenders, including banks, were required under the HMDA to make available to the public expanded information regarding the pricing of certain home mortgage loans, including the “rate spread” between the interest rate on loans and certain Treasury securities and other benchmarks. The availability of this information has led to increased scrutiny of higher-priced loans at all financial institutions by governmental entities, community groups and the general public, and to the initiation of a limited number of investigations by federal banking agencies, the U.S. Department of Justice and various state or local agencies.
          Real Estate Settlement Practices Act. The Real Estate Settlement Procedures Act (“RESPA”) requires lenders to provide borrowers with disclosures regarding the nature and cost of real estate settlements. RESPA also prohibits certain abusive practices within the real estate settlement process, such as kickbacks, referral fees and fee-splitting without providing settlement services.
          Penalties under the above laws may include fines and reimbursements, among others. Due to heightened regulatory concern related to compliance with these laws generally, the Western Alliance and its subsidiary banks may incur additional compliance costs or be required to expend additional funds for investments in local communities.
Predatory Lending
          “Predatory lending” is a far-reaching concept and potentially covers a broad range of behavior. As such, it does not lend itself to a concise or comprehensive definition. However, predatory lending typically involves one or more of the following elements:
•	making unaffordable loans based on the borrower’s assets rather than the borrower’s ability to repay an obligation;

•	inducing a borrower to refinance a loan repeatedly in order to charge high points and fees each time the loan is refinanced, or loan flipping; and

•	engaging in fraud or deception to conceal the true nature of the loan obligation from an unsuspecting or unsophisticated borrower.
          The Home Ownership Equity and Protection Act of 1994 (“HOEPA”) and regulations adopted by the Federal Reserve to implement it require extra disclosures and extend additional protection to borrowers in consumer credit transactions, such as home repairs or renovation, that are secured by a mortgage on the borrower’s primary residence. The HOEPA disclosures and protections are applicable to consumer loans with any of the following features:

•	interest rates for first lien mortgage loans that are more than 8 percentage points above the yield on U.S. Treasury securities having a comparable maturity;

•	interest rates for subordinate lien mortgage loans that are more than 10 percentage points above the yield on U.S. Treasury securities having a comparable maturity; or

•	fees, such as optional insurance and similar debt protection costs that are paid in connection with the credit transaction that, when combined with points and fees, are deemed to be excessive.
          HOEPA also prohibits loan flipping by the same lender or loan servicer within a year of the loan being refinanced. Lenders are presumed to have violated the law unless they document that the borrower has the ability to repay. Lenders that violate the rules face cancellation of loans and penalties equal to the finance charges paid.
Privacy
          Under the GLB Act, all financial institutions, including Western Alliance, its bank subsidiaries and certain of their nonbanking affiliates and subsidiaries, are required to establish policies and procedures to restrict the sharing of nonpublic customer data with nonaffiliated parties at the customer’s request and to protect customer data from unauthorized access. In addition, the Fair and Accurate Credit Transactions Act of 2003 (“FACT Act”) includes many provisions concerning national credit reporting standards and permits consumers, including customers of Western Alliance’s subsidiary banks, to opt out of customer information-sharing for marketing purposes among affiliated companies. The FACT Act also requires banks and other financial institutions to notify their customers if they report negative information about them to a credit bureau or if they are granted credit on terms less favorable than those generally available. The Federal Reserve and the Federal Trade Commission have extensive rulemaking authority under the FACT Act, and Western Alliance and its subsidiary banks are subject to these provisions. Western Alliance has developed policies and procedures for itself and its subsidiaries to maintain compliance and believes it is in compliance with all privacy, information- sharing and notification provisions of the GLB Act and the FACT Act.
          Under California law, every business that owns or licenses personal information about a California resident must maintain reasonable security procedures and policies to protect that information. All customer records that contain personal information and that are longer to be retained must be destroyed. Any person that conducts business in California, maintains customers’ personal information in unencrypted computer records and experiences a breach of security with regard to those records must promptly disclose the breach to all California residents whose personal information was or is reasonably believed to have been acquired by unauthorized persons as a result of such breach. Any person who maintains computerized personal data for others and experiences a breach of security must promptly inform the owner or licensee of the breach. A business may not provide personal information of its customers to third parties for direct mailing purposes unless the customer “opts in” to such information sharing. A business that fails to provide this privilege to its customers must report the uses made of its customers’ data upon a customer’s request.
Compliance
          In order to assure that Western Alliance and its subsidiary banks are in compliance with the laws and regulations that apply to their operations, including those summarized below, Western Alliance and each of its subsidiary banks employs a compliance officer and Western Alliance engages an independent compliance auditing firm. Western Alliance is regularly reviewed for compliance with applicable laws and regulations by the Federal Reserve and the subsidiary banks are regularly reviewed by the FDIC and their respective state banking agencies. Based on the compliance assessments of Western Alliance and its subsidiary banks by outside compliance auditors and state and federal banking supervisory authorities, Western Alliance believes that it materially complies with the laws and regulations that apply to its operations.
Corporate Governance and Accounting Legislation
          Sarbanes-Oxley Act of 2002. The Sarbanes-Oxley Act (“SOX”) was adopted for the stated purpose to increase corporate responsibility, enhance penalties for accounting and auditing improprieties at publicly traded companies, and protect investors by improving the accuracy and reliability of corporate disclosures pursuant to the securities laws. SOX is the most far-reaching U.S. securities legislation enacted in several years. It applies generally to all companies that file or are required to file periodic reports with the SEC under the Securities Exchange Act of 1934 (“Exchange Act”), which includes Western Alliance. SOX includes very specific additional disclosure requirements and new corporate governance rules, requires the SEC and securities exchanges to adopt extensive additional disclosure, corporate governance and other related rules and mandates further studies of certain issues by the SEC and the Comptroller General. Among its provisions, SOX subjects bonuses issued to top executives to disgorgement if a subsequent restatement of a company’s financial statements was due to corporate misconduct, prohibits an officer or director from misleading or coercing an auditor, prohibits insider trades during pension fund “blackout periods,” imposes new criminal penalties for fraud and other wrongful acts and extends the period during which certain securities fraud lawsuits can be brought against a company or its officers.
          SOX represents significant federal involvement in matters traditionally left to state regulatory systems, such as the regulation of the accounting profession, and to state corporate law, such as the relationship between a board of directors and management and between a board of directors and its committees. The SEC has been delegated the task of enacting rules to implement various provisions with respect to, among other matters, disclosure in periodic filings pursuant to the Exchange Act. In addition, the federal banking regulatory authorities have adopted requirements concerning the certification of financial statements by bank officials that are generally similar to requirements under SOX.
Anti-Money Laundering and Anti-Terrorism Legislation
          Congress enacted the Bank Secrecy Act of 1970 (the “BSA”) to require financial institutions to maintain certain records and to report certain transactions to prevent such institutions from being used to hide or transfer money derived from criminal activity and tax evasion. The BSA establishes, among other things, (a) record keeping requirements to assist government enforcement agencies in tracing financial transactions and flow of funds; (b) reporting requirements for Suspicious Activity Reports and Currency Transaction Reports to assist government enforcement agencies in detecting patterns of criminal activity; (c) enforcement provisions authorizing criminal and civil penalties for illegal activities and violations of the BSA and its implementing regulations; and (d) safe harbor provisions that protect financial institutions from civil liability for their cooperative efforts.
          Title III of the USA PATRIOT Act amended the BSA and incorporates anti-terrorist financing provisions into the requirements of the BSA and its implementing regulations. Among other things, the USA PATRIOT Act requires all financial institutions to institute and maintain a risk-based anti-money laundering compliance program that includes a customer identification program, provides for information sharing with law enforcement and between certain financial institutions by means of an exemption from the privacy provisions of the GLB Act, prohibits U.S. banks and broker-dealers from maintaining accounts with foreign “shell” banks, establishes due diligence and enhanced due diligence requirements for certain foreign correspondent banking and foreign private banking accounts and imposes additional record keeping requirements for certain correspondent banking arrangements. The USA PATRIOT Act also grants broad authority to the Secretary of the Treasury to take actions to combat money laundering, and federal bank regulators are required to evaluate the effectiveness of an applicant in combating money laundering in determining whether to approve any application submitted by a financial institution. Western Alliance and its affiliates have adopted policies, procedures and controls to comply with the BSA and the USA PATRIOT Act, and they engage in very few transactions of any kind with foreign financial institutions or foreign persons.
          The Department of the Treasury’s Office of Foreign Asset Control (“OFAC”) administers and enforces economic and trade sanctions against targeted foreign countries, entities and individuals based on U.S. foreign policy and national security goals. As a result, financial institutions must scrutinize transactions to ensure that they do not represent obligations of, or ownership interests in, entities owned or controlled by sanctioned targets. In addition, Western Alliance, its subsidiary banks and several of their nonbanking affiliates and subsidiaries must restrict transactions with certain specified countries except as permitted by OFAC.

ITEM 1A. RISK FACTORS
          Our businesses face risks and uncertainties, including those discussed below and elsewhere in this report. These factors represent risks and uncertainties that could have a material adverse effect on our business, results of operations and financial condition. These risks and uncertainties are not the only ones we face. Others that we do not know about now, or that we do not now think are significant, may impair our business or the trading price of our securities. The following are significant risks we have identified.
Our current primary market area is substantially dependent on gaming and tourism revenue, and a downturn in gaming or tourism could hurt our business and our prospects.
     Our business is currently concentrated in the Las Vegas metropolitan area. The economy of the Las Vegas metropolitan area is unique in the United States for its level of dependence on services and industries related to gaming and tourism. Any event that negatively impacts the gaming or tourism industry will adversely impact the Las Vegas economy.
     Gaming and tourism revenue (whether or not such tourism is directly related to gaming) is vulnerable to fluctuations in the national economy. A prolonged downturn in the national economy could have a significant adverse effect on the economy of the Las Vegas area. Virtually any development or event that could dissuade travel or spending related to gaming and tourism, whether inside or outside of Las Vegas, could adversely affect the Las Vegas economy. In this regard, the Las Vegas economy is more susceptible than the economies of other cities to issues such as higher gasoline and other fuel prices, increased airfares, unemployment levels, recession, rising interest rates, and other economic conditions, whether domestic or foreign. Gaming and tourism are also susceptible to certain political conditions or events, such as military hostilities and acts of terrorism, whether domestic or foreign. A terrorist act, or the mere threat of a terrorist act, may adversely affect gaming and tourism and the Las Vegas economy and may cause substantial harm to our business.
     In addition, Las Vegas competes with other areas of the country for gaming revenue, and it is possible that the expansion of gaming operations in other states, such as California, as a result of changes in laws or otherwise, could significantly reduce gaming revenue in the Las Vegas area.
     Although we have no substantial customer relationships in the gaming and tourism industries, a downturn in the Las Vegas economy, generally, could have an adverse effect on our customers and result in an increase in loan delinquencies and foreclosures, a reduction in the demand for our products and services and a reduction of the value of our collateral for loans which could result in the reduction of a customer’s borrowing power, any of which could adversely affect our business, financial condition, results of operations and prospects.
We may not be able to continue our growth at the rate we have in the past several years.
     We have grown substantially, from having one chartered bank with $443.7 million in total assets and $410.2 million in total deposits as of December 31, 2000, to three chartered banks with $2.9 billion in total assets and $2.4 billion in total deposits as of December 31, 2005. If we are unable to effectively execute on our strategy, we may not be able to continue to grow at our historical rates. In particular, Alliance Bank of Arizona and Torrey Pines Bank have achieved unusually high annual rates of growth as compared to other recently opened de novo banks. We do not expect this high level of growth at Alliance Bank of Arizona and Torrey Pines Bank to continue in the future.
Our growth and expansion strategy may not prove to be successful and our market value and profitability may suffer.
     Growth through acquisitions of banks or the organization of new banks in high-growth markets, especially in markets outside of our current markets, represents an important component of our business strategy. We recently entered into agreements to acquire Intermountain and Bank of Nevada. For more information regarding these acquisitions, see “Recent Developments”. Both of these acquisitions, as well as any future acquisitions, will be accompanied by the risks commonly encountered in acquisitions. These risks include, among other things:
•	difficulty of integrating the operations and personnel;

•	potential disruption of our ongoing business; and

•	inability of our management to maximize our financial and strategic position by the successful implementation of uniform product offerings and the incorporation of uniform technology into our product offerings and control systems.
     We expect that competition for suitable acquisition candidates may be significant. We may compete with other banks or financial service companies with similar acquisition strategies, many of which are larger and have greater financial and other resources. We cannot assure you that we will be able to successfully identify and acquire suitable acquisition targets on acceptable terms and conditions.
     In addition to the acquisition of existing financial institutions, we may consider the organization of new banks in new market areas. We do not have any current plan to organize a new bank. Any acquisition or organization of a new bank carries with it numerous risks, including the following:
•	the inability to obtain all required regulatory approvals;

•	significant costs and anticipated operating losses during the application and organizational phases, and the first years of operation of the new bank;

•	the inability to secure the services of qualified senior management;

•	the local market may not accept the services of a new bank owned and managed by a bank holding company headquartered outside of the market area of the new bank;

•	the inability to obtain attractive locations within a new market at a reasonable cost; and

•	the additional strain on management resources and internal systems and controls.
     We cannot assure you that we will be successful in overcoming these risks or any other problems encountered in connection with acquisitions and the organization of new banks. Our inability to overcome these risks could have an adverse effect on our ability to achieve our business strategy and maintain our market value and profitability growth.
The combined company’s status as a holding company makes it dependent on dividends from its subsidiaries to meet its obligations.
     After the pending mergers, Western Alliance will continue to be a holding company that conducts almost all of its operations through its subsidiaries. The combined company will not have significant assets other than the stock of its subsidiaries. Accordingly, the combined company will depend on dividends from its subsidiaries to meet its obligations. The combined company’s right to participate in any distribution of earnings or assets of its subsidiaries is subject to the prior claims of creditors of such subsidiaries. Under federal and state law, a subsidiary is limited in the amount of dividends it may pay to its parent without prior regulatory approval. Also, bank regulators have the authority to prohibit a subsidiary from paying dividends if the bank regulators determine that such subsidiary is in an unsafe or unsound condition or that the payment would be an unsafe and unsound bank practice.
If we continue to grow rapidly as planned, we may not be able to control costs and maintain our asset quality.
     We expect to continue to grow our assets and deposits, the products and services which we offer and the scale of our operations, generally, both internally and through acquisitions. Our ability to manage our growth successfully will depend on our ability to maintain cost controls and asset quality while attracting additional loans and deposits on favorable terms. If we grow too quickly and are not able to control costs and maintain asset quality, this rapid growth could materially adversely affect our financial performance.
We may have difficulty managing our growth, which may divert resources and limit our ability to successfully expand our operations.
     Our rapid growth has placed, and it may continue to place, significant demands on our operations and management. Our future success will depend on the ability of our officers and other key employees to continue to implement and improve our operational, credit, financial, management and other internal risk controls and processes and our reporting systems and procedures, and to manage a growing number of client relationships. We may not successfully implement improvements to our management information and control systems and control procedures and processes in an efficient or timely manner and may discover deficiencies in existing systems and controls. In particular, our controls and procedures must be able to accommodate an increase in expected loan volume and the infrastructure that comes with new branches and banks. Thus, our growth strategy may divert management from our existing businesses and may require us to incur additional expenditures to expand our administrative and operational infrastructure. If we are unable to manage future expansion in our operations, we may experience compliance and operational problems, have to slow the pace of growth, or have to incur additional expenditures beyond current projections to support such growth, any one of which could adversely affect our business.
Our future growth is dependent upon our ability to recruit additional, qualified employees, especially seasoned relationship bankers.
     Our market areas are experiencing a period of rapid growth, placing a premium on highly qualified employees in a number of industries, including the financial services industry. Our business plan includes, and is dependent upon, hiring and retaining highly qualified and motivated executives and employees at every level. In particular, our success has been partly the result of our management’s ability to seek and retain highly qualified relationship bankers that have long-standing relationships in their communities. These professionals bring with them valuable customer relationships, and have been an integral part of our ability to attract deposits and to expand rapidly in our market areas. We expect to experience substantial competition in our endeavor to identify, hire and retain the top-quality employees that we believe are key to our future success. If we are unable to hire and retain qualified employees, we may not be able to grow our franchise and successfully execute our business strategy.
We are highly dependent on real estate and events that negatively impact the real estate market could hurt our business.
     A significant portion of our loan portfolio is dependent on real estate. As of December 31, 2005, real estate related loans accounted for approximately 80% of total loans. Our financial condition may be adversely affected by a decline in the value of the real estate securing our loans. In addition, acts of nature, including earthquakes, fires and floods, which may cause uninsured damage and other loss of value to real estate that secures these loans, may also negatively impact our financial condition.
     In addition, title company deposits comprised 31.9% of our total non-interest bearing deposits as of December 31, 2005. A slowdown in real estate activity in the markets we serve may cause a decline in our deposit growth and may negatively impact our financial condition.
Our high concentration of commercial real estate, construction and land development and commercial, industrial loans expose us to increased lending risks.
     As of December 31, 2005, the composition of our loan portfolio was as follows:
•	commercial real estate loans of $727.2 million, or 40.5% of total loans,

•	construction and land development loans of $432.7 million, or 24.1% of total loans,

•	commercial and industrial loans of $342.4 million, or 19.1% of total loans,

•	residential real estate loans of $272.9 million, or 15.2% of total loans, and

•	consumer loans of $20.4 million, or 1.1% of total loans.
     Commercial real estate, construction and land development and commercial and industrial loans, which comprised 83.7% of our total loan portfolio as of December 31, 2005, expose us to a greater risk of loss than our residential real estate and consumer loans, which comprised 16.3% of our total loan portfolio as of December 31, 2005. Commercial real estate and land development loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to residential loans. Consequently, an adverse development with respect to one commercial loan or one credit relationship may expose us to a significantly greater risk of loss compared to an adverse development with respect to one residential mortgage loan.

If we lost a significant portion of our low-cost deposits, it would negatively impact our profitability.
     Our profitability depends in part on our success in attracting and retaining a stable base of low-cost deposits. As of December 31, 2005, our deposit base was comprised of 40.9% non-interest bearing deposits, of which 31.9% consisted of title company deposits, which consist primarily of deposits held in escrow pending the closing of commercial and residential real estate transactions, and to a lesser extent, operating accounts for title companies; 61.6% consisted of other business deposits, which consist primarily of operating accounts for businesses; and 6.5% consisted of consumer deposits. We consider these deposits to be core deposits. While we generally do not believe these deposits are sensitive to interest rate fluctuations, the competition for these deposits in our markets is strong and if we lost a significant portion of these low-cost deposits, it would negatively impact our profitability.
Many of our loans have been made recently, and in certain circumstances there is limited repayment history against which we can fully assess the adequacy of our allowance for loan losses. If our allowance for loan losses is not adequate to cover actual loan losses, our earnings will decrease.
     The risk of nonpayment of loans is inherent in all lending activities, and nonpayment, if it occurs, may negatively impact our earnings and overall financial condition, as well as the value of our common stock. Also, many of our loans have been made over the last three years and in certain circumstances there is limited repayment history against which we can fully assess the adequacy of our allowance for loan losses. We make various assumptions and judgments about the collectibility of our loan portfolio and provide an allowance for probable losses based on several factors. If our assumptions are wrong, our allowance for loan losses may not be sufficient to cover our losses, which would have an adverse effect on our operating results. Additions to our allowance for loan losses decrease our net income. While we have not experienced any significant charge-offs or had large numbers of nonperforming loans, due to the significant increase in loans originated during this period, we cannot assure you that we will not experience an increase in delinquencies and losses as these loans continue to mature. The actual amount of future provisions for loan losses cannot be determined at this time and may exceed the amounts of past provisions.
Our future success will depend on our ability to compete effectively in a highly competitive market.
     We face substantial competition in all phases of our operations from a variety of different competitors. Our competitors, including commercial banks, community banks, savings and loan associations, mutual savings banks, credit unions, consumer finance companies, insurance companies, securities dealers, brokers, mortgage bankers, investment advisors, money market mutual funds and other financial institutions, compete with lending and deposit-gathering services offered by us. Increased competition in our markets may result in reduced loans and deposits.
     There is very strong competition for financial services in the market areas in which we conduct our businesses from many local commercial banks as well as numerous regionally based commercial banks. Many of these competing institutions have much greater financial and marketing resources than we have. Due to their size, many competitors can achieve larger economies of scale and may offer a broader range of products and services than us. If we are unable to offer competitive products and services, our earnings may be negatively affected.
     Some of the financial services organizations with which we compete are not subject to the same degree of regulation as is imposed on bank holding companies and federally insured financial institutions. As a result, these nonbank competitors have certain advantages over us in accessing funding and in providing various services. The banking business in our primary market areas is very competitive, and the level of competition facing us may increase further, which may limit our asset growth and profitability. For more information on the competition we have in our markets, see “Business — Competition.”
Our business would be harmed if we lost the services of any of our senior management team or senior relationship bankers.
     We believe that our success to date has been substantially dependent on our senior management team, which includes Robert Sarver, our Chairman, President and Chief Executive Officer and Chief Executive Officer of Torrey Pines Bank, Dale Gibbons, our Chief Financial Officer, Larry Woodrum, President and Chief Executive Officer of BankWest of Nevada and James Lundy, President and Chief Executive Officer of Alliance Bank of Arizona, and certain of our senior relationship bankers. We also believe that our prospects for success in the future are dependent on retaining our senior management team and senior relationship bankers. In addition to their skills and experience as bankers, these persons provide us with extensive community ties upon which our competitive strategy is based. Our ability to retain these persons may be hindered by the fact that we have not entered into employment agreements with any of them. The loss of the services of any of these persons, particularly Mr. Sarver, could have an adverse effect on our business if we can’t replace them with equally qualified persons who are also familiar with our market areas.
Mr. Sarver’s involvement in outside business interests requires substantial time and attention and may adversely affect our ability to achieve our strategic plan and maintain our current growth.
     Mr. Sarver joined us in December of 2002 and has been an integral part of our recent growth. He has substantial business interests that are unrelated to us, including his ownership interest in the Phoenix Suns NBA franchise. Mr. Sarver’s other business interests demand significant time commitments, the intensity of which may vary throughout the year. Mr. Sarver’s other commitments may reduce the amount of time he has available to devote to our business. We believe that Mr. Sarver spends the substantial majority of his business time on matters related to our company. However, a significant reduction in the amount of time Mr. Sarver devotes to our business may adversely affect our ability to achieve our strategic plan and maintain our current growth.
Adverse publicity or circumstances similar to that experienced following the arrest and subsequent acquittal of our Chief Financial Officer could generate negative publicity for us, cause reputational harm and cause our stock price to decline.
     In June 2002, after a jury trial, Dale Gibbons was acquitted of charges of possession of a controlled substance, dealing in harmful material to a minor and endangerment of a child. Following his acquittal, Mr. Gibbons filed a civil rights lawsuit against numerous parties. In early 2005, the defendants were granted summary judgment on substantially all of Mr. Gibbons’ claims, and, subsequently, the parties resolved the lawsuit and an order of dismissal was entered by the U.S. District Court. There was extensive media coverage of all of the events surrounding Mr. Gibbons’ arrest and his subsequent resignation as the Chief Financial Officer of his then employer, Zions Bancorporation. Before hiring Mr. Gibbons as our Chief Financial Officer, our Audit Committee engaged special legal counsel and an investigator to assist in considering Mr. Gibbons’ prospective employment with Western Alliance. We evaluated Mr. Gibbons’ extensive banking background, reviewed the legal and investigatory descriptions of the facts and circumstances surrounding his arrest and consulted with the Federal Deposit Insurance Corporation and the Federal Reserve Bank of San Francisco. Our Board of Directors determined that Mr. Gibbons was suitable to serve as our Chief Financial Officer. Subsequent to his hiring, our Board was updated on the claims and information alleged against Mr. Gibbons in the civil rights lawsuit. Also, in July 2005, we completed our initial public offering and listed our common stock on the NYSE. Mr. Gibbons was an integral part of that effort. Our Board continues to believe Mr. Gibbons is suitable to serve as our Chief Financial Officer. However, adverse publicity or circumstances, similar to that which surrounded Mr. Gibbons’ arrest and trial in 2001 and 2002, could materially damage the public’s perception of us, and impair the reputations of Mr. Gibbons and Western Alliance, and adverse public sentiment could affect the market price of our common stock and our business.
A deterioration in economic conditions generally could adversely affect our business, financial condition, results of operations and prospects.
     A deterioration in economic conditions generally could adversely affect our business, financial condition, results of operations and prospects. Such a deterioration could result in a variety of adverse consequences to us, including a reduction in net income and the following:
•	Loan delinquencies, non-performing assets and foreclosures may increase, which could result in higher operating costs, as well as increases in our loan loss provisions;

•	Demand for our products and services may decline, including the demand for loans, which would adversely affect our revenues; and

•	Collateral for loans made by us may decline in value, reducing a customer’s borrowing power, and reducing the value of assets and collateral associated with our loans which would cause decreases in net interest income and increasing loan loss provisions.

Economic conditions either nationally or locally in areas in which our operations are concentrated may be less favorable than expected.
     Deterioration in local, regional, national or global economic conditions could result in, among other things, an increase in loan delinquencies, a decrease in property values, a change in housing turnover rate or a reduction in the level of bank deposits. Particularly, a weakening of the real estate or employment market in our primary market areas of Las Vegas, San Diego, Tucson and Phoenix could result in an increase in the number of borrowers who default on their loans and a reduction in the value of the collateral securing their loans, which in turn could have an adverse effect on our profitability and asset quality.
Terrorist attacks and threats of war or actual war may impact all aspects of our operations, revenues, costs and stock price in unpredictable ways.
     Terrorist attacks in the United States, as well as future events occurring in response or in connection to them including, without limitation, future terrorist attacks against United States targets, rumors or threats of war, actual conflicts involving the United States or its allies or military or trade disruptions, may impact our operations. Any of these events could cause consumer confidence and savings to decrease or result in increased volatility in the United States and worldwide financial markets and economy. Any of these occurrences could have an adverse impact on our operating results, revenues and costs and may result in the volatility of the market price for our common stock and impair its future price.
We do not anticipate paying any dividends on our common stock. As a result, capital appreciation, if any, of our common stock may be your sole source of gains in the future.
     We have never paid a cash dividend, and do not anticipate paying a cash dividend in the foreseeable future. As a result, you may only receive a return on your investment in the common stock if the market price of the common stock increases.
We may underestimate the impact of new reporting company requirements.
     We recently became a reporting company as a result of our initial public offering in June 2005. As a public company, we have and will continue to incur significant accounting, legal and other expenses that we did not incur as a private company. In addition, the Sarbanes Oxley Act of 2002, as well as new rules implemented by the SEC and the NYSE, have required changes to corporate governance practices of public companies. For example, Section 404 of Sarbanes Oxley will require us to evaluate and report on our internal controls over financial reporting and have our independent auditors attest to our evaluation, beginning with our annual report on Form 10-K for the fiscal year ending December 31, 2006. If we underestimate the expense and resources spent by management involved in complying with these regulations, our financial performance may be adversely affected.
We have limited rights to use the “BankWest of Nevada” mark.
     Pursuant to a previous settlement agreement, we have agreed to use the word “BankWest” only within the name and service mark “BankWest of Nevada.” The settlement agreement covers our use of the mark only in Clark and Nye counties, Nevada. Our use of the mark “BankWest of Nevada” outside of Clark or Nye counties could result in:
•	further claims of infringement, including costly litigation;

•	an injunction prohibiting our proposed use of the mark; and

•	the need to enter into licensing agreements, which may not be available on terms acceptable to us, if at all.
     Nevada First Bank, a wholly owned subsidiary of Intermountain, has a branch located in Reno, which is outside of Clark and Nye counties. Following consummation of the Bank of Nevada transaction, we intend to change the name of BankWest of Nevada to Bank of Nevada. If our use of the “BankWest of Nevada” mark or any other similar mark is limited or prohibited, or we are required to pay an additional license fee for such use, our business, financial condition and results of operations could be materially and adversely affected.

Risks Related to the Banking Industry
We operate in a highly regulated environment; changes in laws and regulations and accounting principles may adversely affect us.
     We are subject to extensive regulation, supervision, and legislation which govern almost all aspects of our operations. See “Supervision and Regulation.” The laws and regulations applicable to the banking industry could change at any time and are primarily intended for the protection of customers, depositors and the deposit insurance funds. Any changes to these laws or any applicable accounting principles could make it more difficult and expensive for us to comply and could affect the way that we conduct business, which may negatively impact our results of operations and financial condition. While we cannot predict what effect any presently contemplated or future changes in the laws or regulations or their interpretations would have on us, these changes could be materially adverse to our investors and stockholders.
Changes in interest rates could adversely affect our profitability, business and prospects.
     Increases or decreases in prevailing interest rates could have an adverse effect on our business, asset quality and prospects. Our operating income and net income depend to a great extent on our net interest margin. Net interest margin is the difference between the interest yields we receive on loans, securities and other interest earning assets and the interest rates we pay on interest bearing deposits and other liabilities. These rates are highly sensitive to many factors beyond our control, including competition, general economic conditions and monetary and fiscal policies of various governmental and regulatory authorities, including the Board of Governors of the Federal Reserve System, referred to as the FRB. If the rate of interest we pay on our interest bearing deposits and other liabilities increases more than the rate of interest we receive on loans, securities and other interest earning assets, our net interest income, and therefore our earnings, could be adversely affected. Our earnings could also be adversely affected if the rates on our loans and other investments fall more quickly than those on our deposits and other liabilities.
     In addition, loan volumes are affected by market interest rates on loans; rising interest rates generally are associated with a lower volume of loan originations while lower interest rates are usually associated with higher loan originations. Conversely, in rising interest rate environments, loan repayment rates will decline and in falling interest rate environments, loan repayment rates will increase. We cannot assure you that we will be able to minimize our interest rate risk. In addition, an increase in the general level of interest rates may adversely affect the ability of certain borrowers to pay the interest on and principal of their obligations.
     Interest rates also affect how much money we can lend. When interest rates rise, the cost of borrowing increases. Accordingly, changes in market interest rates could materially and adversely affect our net interest spread, asset quality, loan origination volume, business, financial condition, results of operations and cash flows.
We are required to maintain an allowance for loan losses. This allowance for loan losses may have to be adjusted in the future. Any adjustment to the allowance for loan losses, whether due to regulatory changes, economic changes or other factors, may affect our financial condition and earnings.
     We maintain an allowance for loan losses. The allowance is established through a provision for loan losses based on our management’s evaluation of the risks inherent in our loan portfolio and the general economy. The allowance is based upon a number of factors, including the size of the loan portfolio, asset classifications, economic trends, industry experience and trends, industry and geographic concentrations, estimated collateral values, management’s assessment of the credit risk inherent in the portfolio, historical loan loss experience and loan underwriting policies. In addition, we evaluate all loans identified as problem loans and augment the allowance based upon the perceived risks associated with those problem loans.
     The federal regulators, in reviewing our loan portfolio as part of a regulatory examination, may request us to increase our allowance for loan losses, thereby negatively affecting our financial condition and earnings at that time. Moreover, additions to the allowance may be necessary based on changes in economic and real estate market conditions, new information regarding existing loans, identification of additional problem loans and other factors, both within and outside of our management’s control.

We are exposed to risk of environmental liabilities with respect to properties to which we take title.
     About 80% of our outstanding loan portfolio as of December 31, 2005 was secured by real estate. In the course of our business, we may foreclose and take title to real estate, and could be subject to environmental liabilities with respect to these properties. We may be held liable to a governmental entity or to third parties for property damage, personal injury, investigation and clean-up costs incurred by these parties in connection with environmental contamination, or may be required to investigate or clean up hazardous or toxic substances, or chemical releases at a property. The costs associated with investigation or remediation activities could be substantial. In addition, if we are the owner or former owner of a contaminated site, we may be subject to common law claims by third parties based on damages and costs resulting from environmental contamination emanating from the property. These costs and claims could adversely affect our business and prospects.
ITEM 1B. UNRESOLVED STAFF COMMENTS
None
ITEM 2. PROPERTIES
As of December 31, 2005, we conducted business at 16 full-service banking locations in Nevada, Arizona and California. The aggregate net book value of our premises and equipment was $58.4 million at December 31, 2005. The following table sets forth certain information with respect to our offices as of December 31, 2005.

	Owned or	Original Year
	Leased	Acquired/Term of Lease
BankWest of Nevada
Southwest Regional Office	Owned	2001
3985 S. Durango Drive
Las Vegas, NV 89147 - 4131
Henderson Regional Office	Owned	1997
2890 North Green Valley Parkway
Henderson, NV 89014 - 0400
Eastern/ Siena Heights Office	Owned	2001
10199 South Eastern Avenue
Henderson, NV 89052
Central Regional Office	Owned	2005
2700 West Sahara Avenue
Las Vegas, NV 89102 - 1700
Northwest Regional Office	Leased	6/1/98 - 5/31/2013
7251 West Lake Mead, Suite 100
Las Vegas, NV 89128 - 8351
Alliance Bank of Arizona
Phoenix Regional Office	Leased	2/1/03 - 8/1/2013
4646 E. Van Buren, #100
Phoenix, AZ 85008
Scottsdale Office	Leased	10/1/03 - 9/30/08
7373 N. Scottsdale Road, A-195
Scottsdale, AZ 85253
Phoenix Plaza	Leased	7/26/04 - 7/31/09
2901 N. Central Avenue, Suite 100
Phoenix, AZ 85012
Tucson Regional Office	Leased	11/1/03 - 10/31/2013
4703 E. Camp Lowell Office
Tucson, AZ 85712
Tucson Downtown Office	Leased	7/19/04 - 9/30/09
1 South Church Avenue, #950
Tucson, AZ 85701
Phoenix Biltmore Park Office	Owned	2005
2701 E. Camelback Road, ste.100
Phoenix, Arizona 85016
Tucson Williams Center Office	Owned	2005
200 S. Craycroft Road

	Owned or	Original Year
	Leased	Acquired/Term of Lease
Tucson, AZ 85711
Torrey Pines Bank
La Mesa Office	Owned	2004
8379 Center Drive
La Mesa, CA 91942
Carmel Valley Office	Leased	10/13/03 - 10/12/2013
12220 El Camino Real, Suite 100
San Diego, CA 92130
Downtown San Diego	Leased	5/1/03 - 4/30/08
550 West C Street, Suite 100
San Diego, CA 92101
Golden Triangle	Leased	08/01/05 - 07/31/2015
4350 Executive Drive, Suite 130
San Diego, CA 92121
Miller/ Russell & Associates, Inc.
Phoenix Office	Leased	09/01/05 - 08/31/10
2701 E. Camelback Road, Suite 120
Phoenix, AZ 85016
Carmel Valley Office	Leased	10/13/03 - 10/12/2013
12220 El Camino Real, Suite 100
San Diego, CA 92130
Golden Triangle	Leased	08/01/05 - 07/31/2015
4350 Executive Drive, Suite 130
San Diego, CA 92121
ITEM 3. LEGAL PROCEEDINGS
     There are no material pending legal proceedings to which Western Alliance is a party or to which any of our properties are subject. There are no material proceedings known to us to be contemplated by any governmental authority. From time to time, we are involved in a variety of litigation matters in the ordinary course of our business and anticipate that we will become involved in new litigation matters in the future.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     No matters were submitted to a vote of security holders during the fourth quarter of 2005.
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
     The information under the caption “Market for Registrant’s Common Equity and Related Stockholder Matters” in Western Alliance’s 2005 Annual Report is incorporated by reference.
ITEM 6. SELECTED FINANCIAL DATA
     The information under the caption “Selected Financial Data” in Western Alliance’s 2005 Annual Report is incorporated by reference.
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The information under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of Western Alliance’s 2005 Annual Report is incorporated by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     The information under the caption “Quantitative and Qualitative Disclosures about Market Risk” in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of Western Alliance’s 2005 Annual Report is incorporated by reference.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
     Western Alliance’s Consolidated Financial Statements and the report of its independent registered public accounting firm in Western Alliance’s 2005 Annual Report are incorporated by reference.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
     Not applicable.
ITEM 9A. CONTROLS AND PROCEDURES
     The Company’s management, including the Chief Executive Officer and Chief Financial Officer evaluated the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of December 31, 2005. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective. There were no significant changes in the Company’s internal controls over financial reporting that occurred during the quarter ending December 31, 2005 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
     Not applicable.
PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
     The information under the captions “Corporate Governance,” “Election of Directors,” “Executive Compensation” and “Section 16(a) Beneficial Ownership Reporting Compliance” is incorporated by reference from the Company’s Proxy Statement for the 2006 Annual Meeting of Shareholders, which will be filed pursuant to Regulation 14A.
     The Company has adopted a Code of Business Conduct and Ethics applicable to all of our directors and employees, including the principal executive officer, principal financial officer and principal accounting officer. A copy of the Code of Business Conduct and Ethics is filed as Exhibit 14.1 to this Report. A complete copy of the Code of Business Conduct and Ethics may be found by clicking on the “Governance Documents” link found under “Investor Relations” on the Company’s website at www.westernalliancebancorp.com. (Information from such site is not incorporated by reference into this report.) You may obtain free copies of these materials by also writing to Dale Gibbons at our principal executive offices.

ITEM 11. EXECUTIVE COMPENSATION
     The information under the caption “Executive Compensation” in the Company’s Proxy Statement for the 2006 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14A is incorporated by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
     The information under the caption “Security Ownership of Management and Certain Beneficial Owners” in the Company’s Proxy Statement for the 2006 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14A is incorporated by reference.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
     The information required under the caption “Certain Transactions” and “Certain Business Relationships” contained in the Company’s Proxy Statement for the 2006 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14A is incorporated by reference.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
     The information required under the caption “Independent Auditors” contained in the Company’s Proxy Statement for the 2005 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14A is incorporated by reference.
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
     The following financial statements have been incorporated by reference from Western Alliance’s 2005 Annual Report:
     Consolidated Balance Sheets as of December 31, 2005 and 2004.
     Consolidated Statements of Income for the years ended December 31, 2005, 2004 and 2003.
     Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2005, 2004 and 2003.
     Consolidated Statements of Cash Flows for the years ended December 31, 2005, 2004 and 2003.
     Notes to Consolidated Financial Statements
     Report of Independent Registered Public Accounting Firm
EXHIBITS

2 .1	Agreement and Plan of Merger By and Between Western Alliance Bancorporation and Intermountain First Bancorporation (incorporated by reference to Appendix A to Western Alliance’s Form S-4 filed with the SEC on February 15, 2006).

2 .2	Agreement and Plan of Merger By and Between Western Alliance Bancorporation and Bank of Nevada (incorporated by reference to Exhibit 10.13 to Western Alliance’s Form S-4 filed with the SEC on February 15, 2006).

3 .1	Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to Amendment No. 1 to Western Alliance’s Registration Statement on Form S-1 filed with the SEC on June 7, 2005).

3 .2	Amended and Restated By-Laws (incorporated by reference to Exhibit 3.1 to Western Alliance’s Form 8-K filed with the SEC on October 12, 2005).

4 .1	Form of common stock certificate (incorporated by reference to Exhibit 4.1 to Amendment No. 3 to Western Alliance’s Registration Statement on Form S-1 filed with the SEC on June 27, 2005).

10 .1	Western Alliance Bancorporation 2005 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to Amendment No. 1 to Western Alliance’s Registration Statement on Form S-1 filed with the SEC on June 7, 2005).

10 .2	Form of BankWest of Nevada Incentive Stock Option Plan Agreement (incorporated by reference to Exhibit 10.3 to Western Alliance’s Registration Statement on Form S-1 filed with the SEC on April 28, 2005).

10 .3	Form of Western Alliance Incentive Stock Option Plan Agreement (incorporated by reference to Exhibit 10.4 to Western Alliance’s Registration Statement on Form S-1 filed with the SEC on April 28, 2005).

10 .4	Form of Western Alliance 2002 Stock Option Plan Agreement (incorporated by reference to Exhibit 10.5 to Western Alliance’s Registration Statement on Form S-1 filed with the SEC on April 28, 2005).

10 .5	Form of Western Alliance 2002 Stock Option Plan Agreement (with double trigger acceleration clause) (incorporated by reference to Exhibit 10.6 to Western Alliance’s Registration Statement on Form S-1 filed with the SEC on April 28, 2005).

10 .6	Form of Indemnification Agreement by and between Western Alliance Bancorporation and the following directors and officers: Messrs. Baker, Beach, Boyd, Cody, Froeschle, Gibbons, Hilton, Lundy, Mack, A. Marshall, T. Marshall, Nigro, Sarver, Snyder, Wall and Woodrum, Drs. Nagy and Nave, and Mses. Boyd Johnson and Mahan (incorporated by reference to Exhibit 10.7 to Western Alliance’s Registration Statement on Form S-1 filed with the SEC on April 28, 2005).

10 .7	Form of Non-Competition Agreement by and between Western Alliance Bancorporation and the following directors and officers: Messrs. Froeschle, Sarver, Lundy, Snyder and Woodrum (incorporated by reference to Exhibit 10.8 to Western Alliance’s Registration Statement on Form S-1 filed with the SEC on April 28, 2005).

10 .8	Form of Warrant to purchase shares of Western Alliance Bancorporation common stock, dated December 12, 2002, together with a schedule of warrantholders (incorporated by reference to Exhibit 10.9 to Western Alliance’s Registration Statement on Form S-1 filed with the SEC on April 28, 2005).

10 .9	Directors Fee Schedule (incorporated by reference to Exhibit 10.10 to Western Alliance’s Registration Statement on Form S-1 filed with the SEC on April 28, 2005).

10 .10	Summary of Compensation Arrangements with Named Executive Officers (incorporated by reference to Exhibit 10.11 to the Amendment No. 1 to Western Alliance’s Registration Statement on Form S-4 filed with the SEC on March 3, 2006).

10 .11	Intermountain Support Agreement (incorporated by reference to Exhibit 10.12 to Western Alliance’s Form S-4 filed with the SEC on February 15, 2006).

10 .12	Real Estate Purchase Agreement between GRS Sahara Ave. Corp. and BankWest of Nevada (incorporated by reference to Exhibit 10.1 to Western Alliance’s Form 8-K filed with the SEC on September 26, 2005).

13 .1	Annual Report to Shareholders for the year ended December 31, 2005.

14 .1	Code of Business Conduct and Ethics.

21 .1	List of Subsidiaries of Western Alliance Bancorporation (incorporated by reference to Exhibit 21.1 to Western Alliance’s Registration Statement on Form S-1 filed with the SEC on April 28, 2005).

23 .1	Consent of McGladrey & Pullen, LLP.

31 .1	CEO Certification Pursuant Rule 13a-14(a)/15d-a4(a)

31 .2	CFO Certification Pursuant Rule 13a-14(a)/15d-14(a)

32	CEO and CFO Certification Pursuant 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes — Oxley Act of 2002
     Shareholders may obtain copies of exhibits by writing to: Dale Gibbons, Western Alliance Bancorporation, 2700 West Sahara Avenue, Las Vegas, Nevada 89102.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

WESTERN ALLIANCE BANCORPORATION

March 17, 2006	By:	/s/ Robert Sarver
Robert Sarver
Chairman of the Board; President and
Chief Executive Officer
     Pursuant to the requirements of the Securities Exchange Act of 1934, this registration statement has been signed by the following persons in their listed capacities on March 17, 2006:

Name	Title
Chairman of the Board; President and Chief
/s/ Robert Sarver	Executive Officer (Principal Executive Officer)

Robert Sarver

Executive Vice President and
/s/ Dale Gibbons	Chief Financial Officer (Principal Financial
Officer)
Dale Gibbons

Senior Vice President and Controller (Principal
/s/ Terry A. Shirey	Accounting Officer)

Terry A. Shirey

/s/ Paul Baker	Director

Paul Baker

/s/ Bruce Beach	Director

Bruce Beach

Director

William S. Boyd

/s/ Steve Hilton	Director

Steve Hilton

/s/ Marianne Boyd Johnson	Director

Marianne Boyd Johnson

/s/ Cary Mack	Director

Cary Mack

/s/ Arthur Marshall	Director

Arthur Marshall

/s/ Todd Marshall	Director

Todd Marshall

/s/ M. Nafees Nagy, M.D.	Director

M. Nafees Nagy, M.D.
Director
/s/ James Nave, D.V.M.

James Nave, D.V.M.

/s/ Edward Nigro	Director

Edward Nigro

/s/ Donald Snyder	Director

Donald Snyder

/s/ Larry Woodrum	Director

Larry Woodrum

EXHIBIT INDEX

2 .1	Agreement and Plan of Merger By and Between Western Alliance Bancorporation and Intermountain First Bancorporation (incorporated by reference to Appendix A to Western Alliance’s Form S-4 filed with the SEC on February 15, 2006).

2 .2	Agreement and Plan of Merger By and Between Western Alliance Bancorporation and Bank of Nevada (incorporated by reference to Exhibit 10.13 to Western Alliance’s Form S-4 filed with the SEC on February 15, 2006).

3 .1	Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to Amendment No. 1 to Western Alliance’s Registration Statement on Form S-1 filed with the SEC on June 7, 2005).

3 .2	Amended and Restated By-Laws (incorporated by reference to Exhibit 3.1 to Western Alliance’s Form 8-K filed with the SEC on October 12, 2005).

4 .1	Form of common stock certificate (incorporated by reference to Exhibit 4.1 to Amendment No. 3 to Western Alliance’s Registration Statement on Form S-1 filed with the SEC on June 27, 2005).

10 .1	Western Alliance Bancorporation 2005 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to Amendment No. 1 to Western Alliance’s Registration Statement on Form S-1 filed with the SEC on June 7, 2005).

10 .2	Form of BankWest of Nevada Incentive Stock Option Plan Agreement (incorporated by reference to Exhibit 10.3 to Western Alliance’s Registration Statement on Form S-1 filed with the SEC on April 28, 2005).

10 .3	Form of Western Alliance Incentive Stock Option Plan Agreement (incorporated by reference to Exhibit 10.4 to Western Alliance’s Registration Statement on Form S-1 filed with the SEC on April 28, 2005).

10 .4	Form of Western Alliance 2002 Stock Option Plan Agreement (incorporated by reference to Exhibit 10.5 to Western Alliance’s Registration Statement on Form S-1 filed with the SEC on April 28, 2005).

10 .5	Form of Western Alliance 2002 Stock Option Plan Agreement (with double trigger acceleration clause) (incorporated by reference to Exhibit 10.6 to Western Alliance’s Registration Statement on Form S-1 filed with the SEC on April 28, 2005).

10 .6	Form of Indemnification Agreement by and between Western Alliance Bancorporation and the following directors and officers: Messrs. Baker, Beach, Boyd, Cody, Froeschle, Gibbons, Hilton, Lundy, Mack, A. Marshall, T. Marshall, Nigro, Sarver, Snyder, Wall and Woodrum, Drs. Nagy and Nave, and Mses. Boyd Johnson and Mahan (incorporated by reference to Exhibit 10.7 to Western Alliance’s Registration Statement on Form S-1 filed with the SEC on April 28, 2005).

10 .7	Form of Non-Competition Agreement by and between Western Alliance Bancorporation and the following directors and officers: Messrs. Froeschle, Sarver, Lundy, Snyder and Woodrum (incorporated by reference to Exhibit 10.8 to Western Alliance’s Registration Statement on Form S-1 filed with the SEC on April 28, 2005).

10 .8	Form of Warrant to purchase shares of Western Alliance Bancorporation common stock, dated December 12, 2002, together with a schedule of warrantholders (incorporated by reference to Exhibit 10.9 to Western Alliance’s Registration Statement on Form S-1 filed with the SEC on April 28, 2005).

10 .9	Directors Fee Schedule (incorporated by reference to Exhibit 10.10 to Western Alliance’s Registration Statement on Form S-1 filed with the SEC on April 28, 2005).

10 .10	Summary of Compensation Arrangements with Named Executive Officers (incorporated by reference to Exhibit 10.11 to the Amendment No. 1 to Western Alliance’s Registration Statement on Form S-4 filed with the SEC on March 3, 2006).

10 .11	Intermountain Support Agreement (incorporated by reference to Exhibit 10.12 to Western Alliance’s Form S-4 filed with the SEC on February 15, 2006).

10 .12	Real Estate Purchase Agreement between GRS Sahara Ave. Corp. and BankWest of Nevada (incorporated by reference to Exhibit 10.1 to Western Alliance’s Form 8-K filed with the SEC on September 26, 2005).

13 .1	Annual Report to Shareholders for the year ended December 31, 2005.

14 .1	Code of Business Conduct and Ethics.

21 .1	List of Subsidiaries of Western Alliance Bancorporation (incorporated by reference to Exhibit 21.1 to Western Alliance’s Registration Statement on Form S-1 filed with the SEC on April 28, 2005).

23 .1	Consent of McGladrey & Pullen, LLP.

31 .1	CEO Certification Pursuant Rule 13a-14(a)/15d-a4(a)

31 .2	CFO Certification Pursuant Rule 13a-14(a)/15d-14(a)

32	CEO and CFO Certification Pursuant 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes — Oxley Act of 2002