Form 10-Q
period 2006-03-31
WESTERN ALLIANCE BANCORPORATION
filed 2006-05-15
CIK 1212545

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended March 31, 2006
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Transition period from            to
Commission File Number: 001-32550
WESTERN ALLIANCE BANCORPORATION
(Exact Name of Registrant as Specified in Its Charter)

Nevada (State or Other Jurisdiction of Incorporation or Organization)	88-0365922 (I.R.S. Employer I.D. Number)

2700 W. Sahara Avenue, Las Vegas, NV (Address of Principal Executive Offices)	89102 (Zip Code)
(702) 248-4200
(Registrant’s telephone number, including area code)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☑                      No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐            Accelerated filer ☐            Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐                     No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Common Stock Issued and Outstanding: 26,386,716 shares as of April 30, 2006.

Part I. Financial Information
ITEM I. FINANCIAL STATEMENTS
Western Alliance Bancorporation and Subsidiaries
Consolidated Balance Sheets
March 31, 2006 and December 31, 2005

	March 31,	December 31,
($ in thousands, except per share amounts)	2006	2005
	(Unaudited)
Assets
Cash and due from banks	$141,729	$111,150
Federal funds sold	221,557	63,186

Cash and cash equivalents	363,286	174,336

Securities held to maturity (approximate fair value $108,676 and $112,601, respectively)	111,519	115,171
Securities available for sale	513,400	633,362
Loans, net of allowance for loan losses of $27,689 and $21,192, respectively	2,326,478	1,772,145
Premises and equipment, net	71,862	58,430
Bank owned life insurance	52,446	51,834
Investment in Federal Home Loan Bank stock, at cost	17,645	14,456
Accrued interest receivable	12,843	10,545
Deferred tax assets, net	8,170	10,807
Goodwill	76,187	3,946
Other intangible assets, net of accumulated amortization of $461 and $405, respectively	15,824	1,218
Other assets	10,485	11,021

Total assets	$3,580,145	$2,857,271

Liabilities and Stockholders’ Equity
Liabilities
Non-interest bearing demand deposits	$1,186,594	$980,009
Interest bearing deposits:
Demand	240,638	122,262
Savings and money market	1,086,219	949,582
Time, $100 and over	380,942	316,205
Other time	63,021	25,754

	2,957,414	2,393,812
Customer repurchase agreements	90,378	78,170
Federal Home Loan Bank advances and other borrowings
One year or less	16,084	7,000
Over one year	92,512	73,512
Junior subordinated debt	41,238	30,928
Accrued interest payable and other liabilities	26,181	29,626

Total liabilities	3,223,807	2,613,048

Commitments and Contingencies (Note 6)
Stockholders’ Equity
Preferred stock, par value $.0001; shares authorized 20,000,000; no shares issued and outstanding 2006 and 2005	—	—
Common stock, par value $.0001; shares authorized 100,000,000; shares issued and outstanding 2006: 26,364,922; 2005: 22,810,491	3	2
Additional paid-in capital	271,867	167,632
Retained earnings	94,719	86,281
Accumulated other comprehensive loss — net unrealized loss on available for sale securities	(10,251)	(9,692)

Total stockholders’ equity	356,338	244,223

Total liabilities and stockholders’ equity	$3,580,145	$2,857,271

See Notes to Unaudited Consolidated Financial Statements.

Western Alliance Bancorporation and Subsidiaries
Consolidated Statements of Income
Three Months Ended March 31, 2006 and 2005
(Unaudited)

($ in thousands, except per share amounts)	2006	2005

Interest income on:
Loans, including fees	$34,754	$20,334
Securities — taxable	6,527	7,669
Securities — nontaxable	463	85
Dividends — taxable	169	122
Federal funds sold and other	283	213

Total interest income	42,196	28,423

Interest expense on:
Deposits	9,924	4,519
Short-term borrowings	1,698	1,026
Long-term borrowings	613	398
Junior subordinated debt	567	466

Total interest expense	12,802	6,409

Net interest income	29,394	22,014
Provision for loan losses	542	1,747

Net interest income after provision for loan losses	28,852	20,267

Other income:
Trust and investment advisory services	1,576	1,313
Service charges	669	555
Income from bank owned life insurance	612	289
Investment securities gains (losses), net	—	69
Other	640	358

	3,497	2,584

Other expense:
Salaries and employee benefits	11,577	8,493
Occupancy	2,450	2,245
Customer service	1,249	708
Advertising and other business development	1,039	549
Legal, professional and director fees	645	484
Audits and exams	406	400
Correspondent and wire transfer costs	401	396
Data processing	346	181
Supplies	285	261
Insurance	226	148
Telephone	206	167
Travel and automobile	143	125
Other	547	416

	19,520	14,573

Income before income taxes	12,829	8,278

Income tax expense	4,391	2,957

Net income	$8,438	$5,321

Comprehensive income	$7,879	$2,944

Earnings per share:
Basic	$0.37	$0.29

Diluted	$0.33	$0.27

See Notes to Unaudited Consolidated Financial Statements.

Western Alliance Bancorporation and Subsidiaries
Consolidated Statement of Stockholders’ Equity
Three Months Ended March 31, 2006 (Unaudited)

($ in thousands, except per share amounts)								Accumulated
						Additional		Other
	Comprehensive	Preferred Stock		Common Stock		Paid-in	Retained	Comprehensive
Description	Income	Shares Issued	Amount	Shares Issued	Amount	Capital	Earnings	(Loss)	Total

Balance, December 31, 2005		—	$—	22,810,491	$2	$167,632	$86,281	$(9,692)	$244,223
Issuance of common stock in connection with acquisition, net of offering costs of $124				3,341,244	1	99,679	—	—	99,680
Stock options converted at acquisition				—	—	3,406	—	—	3,406
Stock options exercised				66,300	—	548	—	—	548
Stock warrants exercised				34,137	—	260	—	—	260
Restricted stock granted, net of forfeitures				112,750	—	—	—	—	—
Stock based compensation expense				—	—	342	—	—	342
Comprehensive income:
Net income	$8,438			—	—	—	8,438	—	8,438
Other comprehensive income
Unrealized holding losses on securities available for sale arising during the period, net of taxes of $314	(559)			—	—	—	—	(559)	(559)

	$7,879

Balance, March 31, 2006		—	$—	26,364,922	$3	$271,867	$94,719	$(10,251)	$356,338

See Notes to Unaudited Consolidated Financial Statements.

Western Alliance Bancorporation and Subsidiaries
Consolidated Statements of Cash Flows
Three Months Ended March 31, 2006 and 2005 (Unaudited)

($ in thousands)	2006	2005

Cash Flows from Operating Activities:
Net income	$8,438	$5,321
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,208	899
Net amortization of securities premiums	305	562
Stock dividends received, FHLB stock	(169)	(122)
Provision for loan losses	542	1,747
(Gain) loss on sales of securities available for sale	—	(69)
Deferred taxes	(2,071)	(8)
Stock based plans expense	342	15
Excess tax benefits from share-based payment arrangements	(45)	—
(Decrease) increase in accrued interest receivable	(107)	306
(Increase) in bank-owned life insurance	(612)	(289)
Decrease in other assets	3,019	730
Increase in accrued interest payable and other liabilities	2,861	2,220
Other, net	(39)	93

Net cash provided by operating activities	13,672	11,405

Cash Flows from Investing Activities:
Purchases of securities held to maturity	—	(8,233)
Proceeds from maturities of securities held to maturity	3,627	6,300
Purchases of securities available for sale	(20,000)	(5,000)
Proceeds from maturities of securities available for sale	137,868	42,760
Proceeds from the sale of securities available for sale	—	18,728
Net cash received in settlement of acquisition	50,938	—
Proceeds from sale (purchase) of Federal Home Loan Bank stock	(384)	2,360
Net increase in loans made to customers	(153,168)	(143,266)
Purchase of premises and equipment	(7,315)	(753)
Proceeds from sale of premises and equipment	—	3

Net cash provided by (used in) investing activities	11,566	(87,101)

Cash Flows from Financing Activities:
Net increase in deposits	141,624	262,653
Net proceeds from (repayments on) borrowings	21,280	(106,377)
Proceeds from exercise of stock options and stock warrants	763	552
Excess tax benefits from share-based payment arrangements	45	—

Net cash provided by financing activities	163,712	156,828

Increase in cash and cash equivalents	188,950	81,132
Cash and Cash Equivalents, beginning of period	174,336	115,397

Cash and Cash Equivalents, end of period	$363,286	$196,529

Supplemental Disclosure of Cash Flow Information
Cash payments for interest	$13,180	$7,636
Cash payments for income taxes	$195	$790
Supplemental Disclosure of Noncash Investing and Financing Activities
Stock issued in connection with acquisition	$99,680	$—
See Notes to Unaudited Consolidated Financial Statements.

Western Alliance Bancorporation and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
Note 1. Nature of Business and Summary of Significant Accounting Policies
Nature of business
     Western Alliance Bancorporation is a bank holding company providing a full range of banking services to commercial and consumer customers through its wholly owned subsidiaries BankWest of Nevada and Nevada First Bank, operating in Nevada, Alliance Bank of Arizona, operating in Arizona, Torrey Pines Bank, operating in Southern California, Miller/Russell & Associates, Inc., operating in Nevada, Arizona and Southern California, and Premier Trust, Inc., operating in Nevada and Arizona. These entities are collectively referred to herein as the Company. Nevada First Bank was acquired on March 31, 2006. The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America and general industry practices.
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
Principles of consolidation
     The consolidated financial statements include the accounts of Western Alliance Bancorporation and its wholly owned subsidiaries, BankWest of Nevada, Nevada First Bank, Alliance Bank of Arizona, Torrey Pines Bank (collectively referred to herein as the Banks), Miller/Russell & Associates, Inc., and Premier Trust, Inc. All significant intercompany balances and transactions have been eliminated in consolidation.
Interim financial information
     The accompanying unaudited consolidated financial statements as of March 31, 2006 and 2005 have been prepared in condensed format, and therefore do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.
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
     Condensed financial information as of December 31, 2005 has been presented next to the interim consolidated balance sheet for informational purposes.

Western Alliance Bancorporation and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
Note 1. Nature of Business and Summary of Significant Accounting Policies (continued)
Stock compensation plans
     The Company has the 2005 Stock Incentive Plan (the Plan) which is described more fully in Note 7. Effective January 1, 2006 (the adoption date), the Company adopted Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2005), Share Based Payment (SFAS 123R). Prior to adoption of SFAS 123R, the Company accounted for stock option grants using the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based compensation was reflected in net income, as all options are required by the Plan to be granted with an exercise price equal to the estimated fair value of the underlying common stock on the date of grant.
     Prior to the adoption of SFAS 123R, the Company applied the disclosure provisions of SFAS 123, Accounting for Stock-Based Compensation. SFAS 123 required the disclosure of the pro forma impact on net income and earnings per share if the value of the options were calculated at fair value. SFAS 123 permitted private companies to calculate the fair value of stock options using the minimum value method while public companies were required to use a fair value model. Prior to the Company’s initial public offering (IPO) the Company used the minimum value method to calculate the fair value of stock options. Subsequent to the Company’s IPO, the Company utilizes the Black-Scholes model to calculate the fair value of stock options.
     The Company has adopted SFAS 123R using the prospective method for options granted prior to the IPO and the modified prospective method for options granted subsequent to the IPO. Under the Company’s transition method, SFAS 123R applies to new awards and to awards that were outstanding on the adoption date that are subsequently modified, repurchased, or cancelled. In addition, the expense recognition provision of SFAS 123R applies to options granted prior to the adoption date but subsequent to the IPO that were unvested at the adoption date.
     The following table illustrates the effect on net income and earnings per share had compensation cost for all of the stock-based compensation plans been determined based on the grant date fair values of awards (the method described in FASB Statement No. 123, Accounting for Stock-Based Compensation):

	Three Months Ended
	March 31,
	2006	2005

Net income:
As reported	$8,438	$5,321
Deduct stock-based employee compensation expense determined under minimum value based method for awards issued prior to the IPO	(240)	(207)
Related tax benefit for nonqualified stock options	18	13

Pro forma	$8,216	$5,127

Earnings per share:
Basic — as reported	$0.37	$0.29
Basic — pro forma	0.36	0.28
Diluted — as reported	0.33	0.27
Diluted — pro forma	0.32	0.26

Western Alliance Bancorporation and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
Note 1. Nature of Business and Summary of Significant Accounting Policies (continued)
Reclassifications
     Certain amounts in the consolidated financial statements as of December 31, 2005 and for the three months ended March 31, 2005 have been reclassified to conform to the current presentation. The reclassifications have no effect on net income or stockholders’ equity as previously reported.
Note 2. Merger and Acquisition Activity
     Effective March 31, 2006, the Company acquired 100% of the outstanding common stock of Intermountain First Bancorporation (Intermountain), headquartered in Las Vegas, Nevada. Intermountain was the parent company of Nevada First Bank. The tax-free merger was accomplished according to the Agreement and Plan of Merger (the Merger Agreement), dated December 30, 2005. At the date of acquisition, Nevada First Bank became a wholly-owned subsidiary of the Company, and on April 29, 2006, Nevada First Bank was merged into BankWest of Nevada. As the merger closed on March 31, 2006, Intermountain’s results for the three months ended March 31, 2006 were not included with the Company’s results of operations. The merger increases the Company’s presence in Las Vegas, Nevada and expands the Company’s market into Northern Nevada.
     As provided by the Merger Agreement and based on valuation amounts determined as of the merger date, approximately 1.486 million shares of Intermountain common stock were exchanged for $8.28 million in cash and 3.34 million shares of the Company’s common stock at a calculated exchange ratio of 2.44. The exchange of shares represented approximately 13% of the Company’s outstanding common stock as of the merger date.
     Intermountain had 57,150 employee stock options outstanding at the acquisition date (March 31, 2006). All of the Intermountain stock options vested upon change in control. On the acquisition date, the Company replaced the Intermountain stock options with options to purchase shares of the Company’s stock. In order to determine the number of options to be granted, the number of Intermountain options was multiplied by the exchange ratio of 2.44 and the exercise price was divided by the exchange ratio. All other terms (vesting, contractual life, etc.) were carried forward from the Intermountain options. As a result, the Company granted a total of 139,446 stock options with a weighted average exercise price of $7.70 to former Intermountain employees on the acquisition date. The fair value of the stock options of $3.4 million is included in the purchase price.
     The merger was accounted for under the purchase method of accounting in accordance with Statement of Financial Accounting Standard No. 141, Business Combinations. Accordingly, the purchase price was allocated to the assets acquired and the liabilities assumed based on their estimated fair values at the merger date (March 31, 2006) as summarized below (in thousands, except share and per share amounts):

Western Alliance Bancorporation and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
Note 2. Merger and Acquisitions Activity (continued)

Purchase Price
Number of shares of Company stock issued for Intermountain stock	3,341,244
Price of the Company’s stock on the date of Merger Agreement	$29.87
Total stock consideration		$99,803
Fair value of Intermountain’s stock options converted to Company stock options at merger date		3,406

Total common stock issued and stock options assumed		103,209
Cash consideration		8,158

Total stock and cash consideration		111,367
Acquisition costs:
Direct costs of acquisition		615

Total purchase price and acquisition costs		111,982

Allocation of Purchase Price
Intermountain’s equity	$31,104
Adjustments to reflect assets acquired and liabilities assumed at fair value:
Loans	(955)
Identified intangibles	9,530
Other assets	129
Deposits	(67)
Fair value of net assets acquired		39,741

Estimated goodwill arising from transaction		$72,241

     Appropriate amounts and adjustments shown previously were recorded by Intermountain and included in the Nevada Banks reporting segment. Certain amounts, including goodwill, are subject to change when the determination of the asset and liability values is finalized within one year from the merger date. Valuations of certain assets and liabilities of Intermountain will be performed with the assistance of independent valuation consultants. None of the resulting goodwill is expected to be deductible for tax purposes.
     The following unaudited pro forma condensed combined financial information presents the Company’s results operations for the years indicated had the merger taken place as of January 1, 2005 (in thousands, except per share amounts):

Western Alliance Bancorporation and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
Note 2. Merger and Acquisitions Activity (continued)

	Three months ended
	March 31,
	2006	2005
Net interest income	$35,454	$26,172
Provision for loan losses	2,270	2,020
Non-interest income	3,606	3,073
Merger-related expense	1,965	—
Other non-interest expense	22,348	17,244

Income before income taxes	12,477	9,981
Income taxes	4,268	3,606

Net income	$8,209	$6,375

Earnings per share
Basic	$0.31	$0.29
Diluted	$0.29	$0.27

Weighted average shares outstanding during the period
Basic	26,303	21,635
Diluted	28,766	23,436
     Merger related expense in the three months ended March 31, 2006 of $2.0 million relates to costs associated with this merger and consists of employee-related costs of $1.6 million, and other costs of $0.4 million.

Western Alliance Bancorporation and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
Note 3. Earnings Per Share
     Diluted earnings per share is based on the weighted average outstanding common shares during each period, including common stock equivalents. Basic earnings per share is based on the weighted average outstanding common shares during the period.
     Basic and diluted earnings per share, based on the weighted average outstanding shares, are summarized as follows:

	Three Months Ended
	March 31,
	2006	2005
	(in thousands, except per share amounts)
Basic:

Net income applicable to common stock	$8,438	$5,321
Average common shares outstanding	22,999	18,294

Earnings per share	$0.37	$0.29

Diluted:
Net income applicable to common stock	$8,438	$5,321

Average common shares outstanding	22,999	18,294
Stock option adjustment	1,310	948
Stock warrant adjustment	1,046	779

Average common equivalent shares outstanding	25,355	20,021

Earnings per share	$0.33	$0.27

Note 4. Loans
     The components of the Company’s loan portfolio as of March 31, 2006 and December 31, 2005 are as follows (in thousands):

	March 31,	December 31,
	2006	2005

Construction and land development	$553,288	$432,668
Commercial real estate	936,021	727,210
Residential real estate	342,053	272,861
Commercial and industrial	503,323	342,452
Consumer	23,299	20,434
Less: net deferred loan fees	(3,817)	(2,288)

	2,354,167	1,793,337
Less:
Allowance for loan losses	(27,689)	(21,192)

	$2,326,478	$1,772,145

Western Alliance Bancorporation and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
Note 4. Loans (continued)
Changes in the allowance for loan losses for the three months ended March 31, 2006 and 2005 are as follows (in thousands):

	Three Months Ended
	March 31,
	2006	2005

Balance, beginning	$21,192	$15,271
Acquisition of Intermountain	5,877	—
Provision charged to operating expense	542	1,747
Recoveries of amounts charged off	163	138
Less amounts charged off	(85)	(42)

Balance, ending	$27,689	$17,114

     At March 31, 2006, total impaired and non-accrual loans were (in thousands) $29, and loans past due 90 days or more and still accruing were (in thousands) $394.
Note 5. Junior Subordinated Debt
     In July 2001, BankWest Nevada Capital Trust I was formed and issued floating rate Cumulative Trust Preferred Securities, which are classified as junior subordinated debt in the accompanying balance sheet in the amount of $15,464,000. The rate is based on the six month LIBOR plus 3.75%. Six month LIBOR was 5.14% at March 31, 2006. The funds raised from the capital trust’s issuance of these securities were all passed to the Company. The sole asset of the BankWest Nevada Capital Trust I is a note receivable from the Company. These securities require semiannual interest payments and mature in 2031. These securities may be redeemed in years 2006 through 2011 at a premium as outlined in the Indenture Agreement.
     In December 2002, BankWest Nevada Capital Trust II was formed and issued floating rate Cumulative Trust Preferred Securities, which are classified as junior subordinated debt in the accompanying balance sheet in the amount of $15,464,000. The rate is based on the three month London Interbank Offered Rate (LIBOR) plus 3.35%. Three month LIBOR was 4.92% at March 31, 2006. The funds raised from the capital trust’s issuance of these securities were all passed to the Company. The sole asset of the BankWest Nevada Capital Trust II is a note receivable from the Company. These securities require quarterly interest payments and mature in 2033. These securities may be redeemable at par beginning in 2008.
     In January 2004, Intermountain First Statutory Trust I was formed to issue floating rate Cumulative Trust Preferred Securities, which are classified as junior subordinated debt in the accompanying balance sheet in the amount of $10,310,000. The rate is based on three month LIBOR plus 2.80%. Three month LIBOR was 4.92% at March 31, 2006. This debt was acquired by the Company as a result of the merger with Intermountain on March 31, 2006. The securities require quarterly interest payments and mature in 2034. These securities are redeemable at par beginning in March 2009.
     BankWest Nevada Capital Trust I, BankWest Nevada Capital Trust II and Intermountain First Statutory Trust I are collectively referred to herein as the Trusts.

Western Alliance Bancorporation and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
Note 5. Junior Subordinated Debt (continued)
     In the event of certain changes or amendments to regulatory requirements or federal tax rules, the preferred securities are redeemable. The Trusts are 100% owned finance subsidiaries of the Company and the Trusts’ obligations under the preferred securities are fully and unconditionally guaranteed by the Company.
Note 6. Commitments and Contingencies
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
     The Company’s exposure to credit loss in the event of nonperformance by the other parties to the financial instrument for these commitments is represented by the contractual amounts of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. A summary of the contract amount of the Company’s exposure to off-balance sheet risk is as follows:

	March 31,	December 31,
	2006	2005
	(in thousands)
Commitments to extend credit, including unsecured loan commitments of $181,239 in 2006 and $111,522 in 2005	$1,017,154	$750,349
Credit card guarantees	7,589	7,616
Standby letters of credit, including unsecured letters of credit of $5,127 in 2006 and $4,550 in 2005	36,693	28,720

	$1,061,436	$786,685

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
     The Company guarantees certain customer credit card balances held by an unrelated third party. These unsecured guarantees act to streamline the credit underwriting process and are issued as a service to

Western Alliance Bancorporation and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
Note 6. Commitments and Contingencies (continued)
Financial instruments with off-balance sheet risk (continued)
     certain customers who wish to obtain a credit card from the third party vendor. The Company recognizes nominal fees from these arrangements and views them strictly as a means of maintaining good customer relationships. The guarantee is offered to those customers who, based solely upon management’s evaluation, maintain a relationship with the Company that justifies the inherent risk. Essentially all such guarantees exist for the life of each respective credit card relationship. The Company would be required to perform under the guarantee upon a customer’s default on the credit card relationship with the third party. Historical losses under the program have been nominal. Upon entering into a credit card guarantee, the Company records the related liability at fair value pursuant to FASB Interpretation No. 45 (FIN 45), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. Thereafter, the related liability is evaluated pursuant to FASB 5. The total credit card balances outstanding at March 31, 2006 and December 31, 2005 (in thousands) are $1,535 and $1,566, respectively.
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
     The total liability for financial instruments with off-balance sheet risk as of March 31, 2006 and December 31, 2005 was (in thousands) $865 and $455, respectively.
Concentrations
     The Company grants commercial, construction, real estate and consumer loans to customers through offices located in the Company’s primary markets. The Company’s business is concentrated in these areas and the loan portfolio includes significant credit exposure to the commercial real estate industry of these areas. At March 31, 2006, commercial real estate related loans accounted for approximately 63% of total loans, and approximately 9% of real estate loans are secured by undeveloped land. Substantially all of these loans are secured by first liens with an initial loan to value ratio of generally not more than 80%. Approximately one-half of these real estate loans are owner occupied. In addition, approximately 6% and 5% of total loans are unsecured as of March 31, 2006 and December 31, 2005, respectively. Approximately 30% of our residential real estate loan portfolio is comprised of interest only loans. The loans have an average loan-to-value of less than 60%.
     The loans are expected to be repaid from cash flows or proceeds from the sale of selected assets of the borrowers. The Company’s policy for requiring collateral is to obtain collateral whenever it is available or desirable, depending upon the degree of risk the Company is willing to take.
     At March 31, 2006, approximately $370.5 million of the Company’s non-interest bearing demand deposits consisted of demand accounts maintained by title insurance companies.

Western Alliance Bancorporation and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
Note 6. Commitments and Contingencies (continued)
Lease Commitments
     The Company leases certain premises and equipment under noncancelable operating leases. The following is schedule of future minimum rental payments under these leases at December 31, 2005:

Year ending December 31:	(in thousands)
2006	$3,055
2007	2,899
2008	2,537
2009	2,380
2010	2,307
Thereafter	6,927

$20,105

Note 7. Stock Options and Restricted Stock
     During 2005, the stockholders approved the 2005 Stock Incentive Plan (the Plan). The Plan is an amendment and restatement of our prior stock compensation plans, and therefore supersedes the prior plans while preserving the material terms of the prior plan awards. The Plan gives the Board of Directors the authority to grant up to 3,253,844 stock awards consisting of unrestricted stock, stock units, dividend equivalent rights, stock options (incentive and non-qualified), stock appreciation rights, restricted stock, and performance and annual incentive awards. Stock awards available to grant at March 31, 2006 are 569,904.
     The Plan contains certain individual limits on the maximum amount that can be paid in cash under the Plan and on the maximum number of shares of common stock that may be issued pursuant to the Plan in a calendar year. The maximum number of shares subject to options or stock appreciation rights that can be issued under the Plan to any person is 150,000 shares in any calendar year. The maximum number of shares that can be issued under the Plan to any person, other than pursuant to an option or stock appreciation right, is 150,000 in any calendar year. The maximum amount that may be earned as an annual incentive award or other cash award in any fiscal year by any one person is $5.0 million and the maximum amount that may be earned as a performance award or other cash award in respect of a performance period by any one person is $15.0 million.
     The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model that uses the assumptions noted in the following table. Since the Company’s stock has been publicly traded for less than one year, the expected volatility is based on the historical volatility of similar Company’s stock and other factors. The Company estimates the life of the options by calculating the average of the vesting period and the contractual life. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of the grant. The dividends rate assumption of zero is based on management’s intention not to pay dividends for the foreseeable future. A summary of the assumptions used in calculating the fair value of option awards during the three months ended March 31, 2006 and 2005 is as follows:

Western Alliance Bancorporation and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
Note 7. Stock Options and Restricted Stock (continued)

	March 31,	March 31,
	2006	2005
Expected life in years	5	7
Risk-free interest rate	4.27%	4.09%
Dividends rate	None	None
Fair value per optional share	$9.56	$4.04
Volatility	29%	N/A
     Stock options granted in 2005 generally have a vesting period of 4 years and a life of 7 years. Restricted stock granted in 2005 generally has a vesting period of 3 years. The Company recognizes compensation cost for options with graded vesting on a straight-line basis over the requisite service period for the entire award.
     A summary of option activity under the Plan as of March 31, 2006 and 2005, and changes during the three months then ended is presented below:

	Three months ended March 31, 2006
			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Instrinsic
	Shares	Exercise	Contractual	Value
	(in thousands)	Price	Term	(in thousands)

Outstanding options, beginning of period	2,125	$10.10
Granted	273	18.14
Exercised	(66)	7.51
Forfeited or expired	(22)	13.86

Outstanding options, end of period	2,310	$11.09	7.2	$60,187

Options exercisable, end of period	923	$8.12	6.4	$26,786

	Three months ended March 31, 2005
			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Instrinsic
	Shares	Exercise	Contractual	Value
	(in thousands)	Price	Term	(in thousands)

Outstanding options, beginning of period	1,986	$7.97
Granted	339	16.50
Exercised	(58)	4.50
Forfeited or expired	(18)	11.84

Outstanding options, end of period	2,249	$9.32	8.2	$16,153

Options exercisable, end of period	606	$6.21	6.8	$6,232

     The total intrinsic value of options exercised during the three months ended March 31, 2006 and 2005 was (in thousands) $1,654 and $679, respectively.
     During the three months ending March 31, 2006 and 2005, the Company granted 116,250 and 27,000 shares of restricted stock, respectively. The shares granted in the three months ended March 31, 2006 vest over three years and had a grant date fair value of $29.00 per share. 3,500 shares of restricted stock granted in the three months ended March 31, 2006 were forfeited in the same period. The shares granted in the three months ended March 31, 2005 vest over 5 years and had a grant date fair value of

Western Alliance Bancorporation and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
Note 7. Stock Options and Restricted Stock (continued)
     $16.50 per share. At March 31, 2006 and 2005, there were 134,350 and 27,000 shares of unvested restricted stock issued and outstanding, respectively, with an aggregate intrinsic value (in thousands) of $4,991 and $446, respectively.
     A summary of the status of the Company’s nonvested shares (stock options and restricted stock) as of March 31, 2006 and changes during the three months then ended is presented below:

		Weighted-
		Average
	Shares	Grant-Date
Nonvested Stock Options	(in thousands)	Fair Value

Nonvested at January 1, 2006	1,341	$2.95
Granted	273	16.38
Vested	(205)	16.78
Forfeited	(22)	3.75

Nonvested at March 31, 2006	1,387	3.54

Nonvested Restricted Stock

Nonvested at January 1, 2006	27	$16.50
Granted	116	29.00
Vested	(5)	16.50
Forfeited	(4)	29.00

Nonvested at March 31, 2006	134	26.95

     As of March 31, 2006, there was (in thousands) $4,977 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted average period of 3.5 years. The total fair value of shares and options vested during the three months ended March 31, 2006 and 2005 was (in thousands) $3,562 and $167, respectively.

Western Alliance Bancorporation and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
Note 8. Segment Information
     The following is a summary of selected operating segment information as of and for the periods ended March 31, 2006 and 2005:

	Nevada	Alliance Bank	Torrey Pines		Intersegment	Consolidated
	Banks*	of Arizona	Bank	Other	Eliminations	Company

At March 31, 2006:
Assets	$2,567,971	$564,988	$438,171	$414,948	$(405,933)	$3,580,145
Gross loans and deferred fees	1,559,218	447,021	347,928	—	—	2,354,167
Less: Allowance for loan losses	(18,032)	(5,990)	(3,667)	—	—	(27,689)
Net loans	1,541,186	441,031	344,261	—	—	2,326,478

Deposits	2,121,150	509,522	328,049	—	(1,307)	2,957,414
Stockholders’ equity	256,951	46,940	35,428	363,166	(346,147)	356,338
Three Months Ended March 31, 2006:
Net interest income	$18,693	$5,795	$4,978	$(73)	$1	$29,394
Provision for loan losses	(214)	534	222	—	—	542

Net interest income after provision for loan losses	18,907	5,261	4,756	(73)	1	28,852
Noninterest income	1,616	366	267	10,500	(9,252)	3,497
Noninterest expense	(10,026)	(4,386)	(3,186)	(2,253)	331	(19,520)

Income before income taxes	10,497	1,241	1,837	8,174	(8,920)	12,829
Income tax expense	3,461	477	746	(293)	—	4,391

Net income	$7,036	$764	$1,091	$8,467	$(8,920)	$8,438

*	- Includes BankWest of Nevada and balance sheet data for Nevada First Bank. Nevada First Bank was acquired on March 31, 2006.

	BankWest	Alliance Bank	Torrey Pines		Intersegment	Consolidated
	of Nevada	of Arizona	Bank	Other	Eliminations	Company

At March 31, 2005:
Assets	$1,654,504	$381,749	$294,255	$176,079	$(167,731)	$2,338,856
Gross loans and deferred fees	875,079	264,428	192,294	—	—	1,331,801
Less: Allowance for loan losses	(10,911)	(3,894)	(2,309)	—	—	(17,114)
Net loans	864,168	260,534	189,985	—	—	1,314,687

Deposits	1,420,697	341,621	263,782	—	(7,411)	2,018,689
Stockholders’ equity	94,628	31,447	26,515	144,217	(159,725)	137,082
Three Months Ended March 31, 2005:
Net interest income	$15,832	$3,817	$2,810	$(445)	$—	$22,014
Provision for loan losses	959	478	310	—	—	1,747

Net interest income after provision for loan losses	14,873	3,339	2,500	(445)	—	20,267
Noninterest income	1,223	128	124	7,385	(6,276)	2,584
Noninterest expense	(8,108)	(2,688)	(2,269)	(1,710)	202	(14,573)

Income before income taxes	7,988	779	355	5,230	(6,074)	8,278
Income tax expense	2,672	308	130	(153)	—	2,957

Net income	$5,316	$471	$225	$5,383	$(6,074)	$5,321

Western Alliance Bancorporation and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
Note 9. Subsequent Events
     On April 5, 2006, the Company announced that it had entered into a letter of understanding with a group to form a commercial bank headquartered in Oakland, California. The entity, Alta California Bank (Proposed), will be a wholly owned subsidiary of the Company. The start-up is expected to be partially financed with a private placement stock offering of approximately $10 million.
     On April 29, 2006, the Company closed its merger with Bank of Nevada, which was merged into BankWest of Nevada. Upon the merger, BankWest of Nevada changed its name to Bank of Nevada. The transaction was entirely a cash purchase, and the total cash paid by the Company to the shareholders of Bank of Nevada was approximately $74 million. As of the merger date, Bank of Nevada had total assets of $272.2 million, total gross loans of $201.7 million and total deposits of $243.6 million.
     On April 28, 2006, the Company closed on the issuance of $20,000,000 in junior subordinated debt. The debt requires quarterly interest payments and matures in 2036. This debt carries a fixed interest rate of 6.78% for a period of five years and is callable at par starting in 2011. The proceeds from the issuance of junior subordinated debt were used to finance the acquisition of Bank of Nevada.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The following discussion should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 and our unaudited consolidated financial statements and related footnotes in this Quarterly Report on Form 10-Q. Unless the context requires otherwise, the terms “Company”, “us”, “we”, and “our” refer to Western Alliance Bancorporation on a consolidated basis.
Forward-Looking Information
     Certain statements contained in this document, including, without limitation, statements containing the words “believes”, “anticipates”, “intends”, “expects”, “should” and words of similar import, constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Act of 1934. Such forward looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions in those areas in which we operate, demographic changes, competition, fluctuations in interest rates, changes in business strategy or development plans, changes in governmental regulation, credit quality, the availability of capital to fund the expansion of our business, and other factors referenced in this Quarterly Report. Except as required by law, we disclaim any obligation to update any such factors or to publicly announce the results of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.
Overview
     During the first quarter of 2006, we remained focused on increasing our earnings through growth of our interest earning assets funded with low-cost deposits. Organic loan growth for the quarter ended March 31, 2006 was $153.2 million, or 8.5%, as compared to $143.3 million, or 12.1% for the same period in 2005. Gross loans acquired in the Intermountain merger were $407.7 million. Organic deposit growth was $141.5 million, or 5.9%, for the three months ended March 31, 2006, compared to $262.7 million, or 15.0% for the same period in 2005. Total deposits acquired in the Intermountain merger were $422.1 million. We reported net income of $8.4 million, or $0.33 per diluted share, for the quarter ended March 31, 2006, as compared to $5.3 million, or $0.27 per diluted share, for the same period in 2005. The increase in earnings is primarily due to higher net interest income, due primarily to an increase in loans and the increase in interest rates. The provision for loan losses decreased $1.2 million from the three months ended March 31, 2005 to the same period in 2006, due to continuing improvement in historical loss experience, delinquency and charge-off trends. Non-interest income for the quarter ended March 31, 2006 increased 35.3% from the same period in the prior year, due to increases in trust and investment advisory fees, service charges and income from bank owned life insurance. Non-interest expense for the quarter ended March 31, 2006 increased 34.0% from the same period in 2005, due primarily to increases in salaries and benefits and customer service costs.
     Selected financial highlights are presented in the table below.

Western Alliance Bancorporation and Subsidiaries
Summary Consolidated Financial Data
Unaudited

	At or for the three months
	ended March 31,
	2006	2005	Change %

Selected Balance Sheet Data:
($ in millions)
Total assets	$3,580.1	$2,338.9	53.1%
Gross loans, including net deferred fees	2,354.2	1,331.8	76.8
Securities	624.9	729.1	(14.3)
Federal funds sold	221.6	109.5	102.4
Deposits	2,957.4	2,018.7	46.5
Borrowings	108.6	113.7	(4.5)
Junior subordinated debt	41.2	30.9	33.3
Stockholders’ equity	356.3	137.1	159.7

Selected Income Statement Data:
($ in thousands)
Interest income	$42,196	$28,423	48.5%
Interest expense	12,802	6,409	99.8

Net interest income	29,394	22,014	33.5
Provision for loan losses	542	1,747	(69.0)

Net interest income after provision for loan losses	28,852	20,267	42.4
Non-interest income	3,497	2,584	35.3
Non-interest expense	19,520	14,573	33.9

Income before income taxes	12,829	8,278	55.0
Income tax expense	4,391	2,957	48.5

Net Income	$8,438	$5,321	58.6

Common Share Data:
Net income per share:
Basic	$0.37	$0.29	27.6%
Diluted	0.33	0.27	22.2
Book value per share	13.51	7.46	81.1
Tangible book value per share	10.03	7.17	39.9
Average shares outstanding (in thousands):
Basic	22,999	18,294	25.7
Diluted	25,355	20,021	26.6
Common shares outstanding	26,365	18,372	43.5

Selected Performance Ratios:
Return on average assets (1)	1.19%	0.98%	21.4%
Return on average stockholders’ equity (1)	13.75	15.28	(10.0)
Net interest margin (1)	4.53	4.36	3.9
Net interest spread	3.50	3.65	(4.1)
Efficiency ratio	59.35	59.24	0.2
Loan to deposit ratio	79.60	65.97	20.7

Capital Ratios:
Tangible Common Equity	7.6%	5.6%	35.7%
Leverage ratio	11.5	7.7	49.4
Tier 1 Risk Based Capital	11.4	10.4	9.6
Total Risk Based Capital	12.5	11.4	9.6

Asset Quality Ratios:
Net charge-offs to average loans outstanding (1)	(0.02)%	(0.01)%	100.0%
Non-accrual loans to gross loans	0.00	0.04	(100.0)
Non-accrual loans to total assets	0.00	0.02	(100.0)
Loans past due 90 days and still accruing to total loans	0.00	0.00	0.0
Allowance for loan losses to gross loans	1.18	1.29	(8.5)
Allowance for loan losses to non-accrual loans	95479.31%	2976.35%

(1)	Annualized for the three-month periods ended March 31, 2006 and 2005.

Primary Factors in Evaluating Financial Condition and Results of Operations
     As a bank holding company, we focus on several factors in evaluating our financial condition and results of operations, including:
•	Return on Average Equity, or ROE;

•	Return on Average Assets, or ROA;

•	Asset Quality;

•	Asset and Deposit Growth; and

•	Operating Efficiency.
     Return on Average Equity. Our net income for the three months ended March 31, 2006 increased 58.6% to $8.4 million compared to $5.3 million for the three months ended March 31, 2005. The increase in net income was due primarily to an increase in net interest income of $7.4 million, a decrease in the provision for loan losses of $1.2 million and an increase in non-interest income of $913,000, offset by an increase of $4.9 million in other expenses. Basic earnings per share increased to $0.37 per share for the three months ended March 31, 2006 compared to $0.29 per share for the same period in 2005. Diluted earnings per share was $0.33 per share for the three month periods ended March 31, 2006, compared to $0.27 per share for the same period in 2005. The increase in net income offset by the increase in equity resulted in an ROE of 13.75% for the three months ended March 31, 2006 compared to 15.28% for the three months ended March 31, 2005.
     Return on Average Assets. Our ROA for the three months ended March 31, 2006 increased to 1.19% compared to 0.98% for the same period in 2005. The increases in ROA are primarily due to the increases in net income as discussed above.
     Asset Quality. For all banks and bank holding companies, asset quality plays a significant role in the overall financial condition of the institution and results of operations. We measure asset quality in terms of non-accrual and restructured loans and assets as a percentage of gross loans and assets, and net charge-offs as a percentage of average loans. Net charge-offs are calculated as the difference between charged-off loans and recovery payments received on previously charged-off loans. As of March 31, 2006, non-accrual loans were $29,000 compared to $575,000 at March 31, 2005. Non-accrual loans as a percentage of gross loans were less than 0.01% as of March 31, 2006, compared to 0.02% as of March 31, 2005. For the three months ended March 31, 2006, net recoveries as a percentage of average loans were 0.02% and 0.03%, respectively.
     Asset and Deposit Growth. The ability to produce loans and generate deposits is fundamental to our asset growth. Our assets and liabilities are comprised primarily of loans and deposits, respectively. Total assets increased 53.1% to $3.6 billion as of March 31, 2006 from $2.3 billion as of March 31, 2005. Gross loans grew 76.8% (46.2% organically) to $2.4 billion as of March

31, 2006 from $1.3 billion as of March 31, 2005. Total deposits increased 46.5% (25.6% organically) to $3.0 billion as of March 31, 2006 from $2.0 billion as of March 31, 2005.
     Operating Efficiency. Operating efficiency is measured in terms of how efficiently income before income taxes is generated as a percentage of revenue. Our efficiency ratio (non-interest expenses divided by the sum of net interest income and non interest income) was 59.4% for the three months ended March 31, 2006, compared to 59.2% for the same period in 2005.
Critical Accounting Policies
     The Notes to Audited Consolidated Financial Statements for the year ended December 31, 2005 contain a summary of our significant accounting policies, including discussions on recently issued accounting pronouncements, our adoption of them and the related impact of their adoption. We believe that certain of these policies, along with various estimates that we are required to make in recording our financial transactions, are important to have a complete picture of our financial position. In addition, these estimates require us to make complex and subjective judgments, many of which include matters with a high degree of uncertainty. The following is a discussion of these critical accounting policies and significant estimates. Additional information about these policies can be found in Note 1 of the Audited Consolidated Financial Statements filed with the Company’s Annual Report on Form 10-K.
     Allowance for Loan Losses. The allowance for loan losses is a valuation allowance for probable losses incurred in the loan portfolio. Our allowance for loan loss methodology incorporates a variety of risk considerations in establishing an allowance for loan loss that we believe is adequate to absorb losses in the existing portfolio. Such analysis addresses our historical loss experience, delinquency and charge-off trends, collateral values, changes in nonperforming loans, economic conditions, peer group experience and other considerations. This information is then analyzed to determine “estimated loss factors” which, in turn, are assigned to each loan category. These factors also incorporate known information about individual loans, including the borrowers’ sensitivity to interest rate movements. Changes in the factors themselves are driven by perceived risk in pools of homogenous loans classified by collateral type, purpose and term. Management monitors local trends to anticipate future delinquency potential on a quarterly basis. In addition to ongoing internal loan reviews and risk assessment, management utilizes an independent loan review firm to provide advice on the appropriateness of the allowance for loan losses.
     The allowance for loan losses is increased by the provision for loan losses charged to expense and reduced by loans charged off, net of recoveries. Provisions for loan losses are provided on both a specific and general basis. Specific allowances are provided for classified and impaired credits for which the expected/anticipated loss may be measurable. General valuation allowances are based on a portfolio segmentation based on collateral type, purpose and risk grading, with a further evaluation of various factors noted above.
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
     Although we believe the level of the allowance as of March 31, 2006 was adequate to absorb probable losses in the loan portfolio, a decline in local economic or other factors could result in increasing losses that cannot be reasonably estimated at this time.
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
     Stock Based Compensation. Effective January 1, 2006 (the adoption date), the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share Based Payment (SFAS 123R). Prior to adoption of SFAS 123R, the Company accounted for stock option grants using the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based compensation was reflected in net income, as all options are required by the Plan to be granted with an exercise price equal to the estimated fair value of the underlying common stock on the date of grant.
     Prior to the adoption of SFAS 123R, the Company applied the disclosure provisions of SFAS 123, Accounting for Stock-Based Compensation. SFAS 123 required the disclosure of the pro forma impact on net income and earnings per share if the value of the options were calculated at fair value. SFAS 123 permitted private companies to calculate the fair value of stock options using the minimum value method while public companies were required to use a fair value model. Prior to the Company’s initial public offering (IPO) the Company used the minimum value method to calculate the fair value of stock options. Subsequent to the Company’s IPO, the Company utilizes the Black-Scholes model to calculate the fair value of stock options.
     The Company has adopted SFAS 123R using the prospective method for options granted prior to the IPO and the modified prospective method for options granted subsequent to the IPO. Under the Company’s transition method, SFAS 123R applies to new awards and to awards that were outstanding on the adoption date that are subsequently modified, repurchased, or cancelled. In addition, the expense recognition provision of SFAS 123R applies to options granted prior to the adoption date but subsequent to the IPO that were unvested at the adoption date.
     Beginning in 2006, the Company’s stock-based compensation strategy involves granting restricted stock to key employees and stock options to senior executives. Prior to 2006, key employees were primarily granted stock options.
     As of March 31, 2006, there was (in thousands) $4,977 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted average period of 3.5 years.

     Intangible assets. We closed our acquisitions of Intermountain First Bancorp and Bank of Nevada on March 31 and April 29, 2006, respectively. A portion of the purchase price of Intermountain First Bancorp has been allocated to core deposit intangible. Similarly, a core deposit intangible will be recognized during the second quarter of 2006 related to the acquisition of Bank of Nevada. These intangible assets are initially recorded at fair value as determined by a qualified independent valuation specialist engaged by management. We will amortize these intangible assets over their estimated useful lives. In addition, we will reassess the fair value of these assets each reporting period to determine whether any impairment losses should be recognized.
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
     The following table sets forth a summary financial overview for the three months ended March 31, 2006 and 2005:

	Three Months Ended
	March 31,
	2006	2005	Increase
	(in thousands, except per share amounts)
Consolidated Statement of Earnings Data:
Interest income	$42,196	$28,423	$13,773
Interest expense	12,802	6,409	6,393

Net interest income	29,394	22,014	7,380
Provision for loan losses	542	1,747	(1,205)

Net interest income after provision for loan losses	28,852	20,267	8,585
Other income	3,497	2,584	913
Other expense	19,520	14,573	4,947

Net income before income taxes	12,829	8,278	4,551
Income tax expense	4,391	2,957	1,434

Net income	$8,438	$5,321	$3,117

Earnings per share — basic	$0.37	$0.29	$0.08

Earnings per share — diluted	$0.33	$0.27	$0.06

     The 58.6% increase in net income in the three months ended March 31, 2006 compared to the same period in 2005 was attributable primarily to an increase in net interest income of $7.4 million, a decrease in the provision for loan losses of $1.2 million and an increase in non-interest income of $913,000, offset by an increase of $4.9 million in other expenses. The increase in net interest income for the three months ended March 31, 2006 over the same period for 2005 was the result of an increase in the volume of and yield earned on interest-earning assets, primarily loans.
     Net Interest Income and Net Interest Margin. The 33.5% increase in net interest income for the three months ended March 31, 2006 compared to the same period in 2005 was due to an increase in interest income of $13.8 million, reflecting the effect of an increase of $596.0 million in average interest-bearing assets which was funded with an increase of $532.7 million in average deposits, of which $144.0 million were non-interest bearing.
     The average yield on our interest-earning assets was 6.49% for the three months ended March 31, 2006, compared to 5.62% for the same period in 2005. The increase in the yield on our interest-earning assets is a result of an increase in market rates, repricing on our adjustable rate loans, and new loans originated with higher interest rates due to the higher interest rate environment. Loans, which typically yield more than our other interest-bearing assets, increased as a percent of total interest-bearing assets from 59.6% for the three months ended March 31, 2005 to 73.1% for the same period in 2006.
     The cost of our average interest-bearing liabilities increased to 2.99% in the three months ended March 31, 2006, from 1.97% in the three months ended March 31, 2005, which is a result of higher rates paid on deposit accounts, borrowings and junior subordinated debt.
     Average Balances and Average Interest Rates. The tables below set forth balance sheet items on a daily average basis for the three months ended March 31, 2006 and 2005 and present the daily average interest rates earned on assets and the daily average interest rates paid on liabilities for such periods. Non-accrual loans have been included in the average loan balances. Securities include securities available for sale and securities held to maturity. Securities available for sale are carried at amortized cost for purposes of calculating the average rate received on taxable securities above. Yields on tax-exempt securities and loans are computed on a tax equivalent basis.

	Three Months Ended March 31,
($ in thousands)		2006			2005
			Average			Average
	Average		Yield/Cost	Average		Yield/Cost
	Balance	Interest	(6)	Balance	Interest	(6)
Earning Assets
Securities:
Taxable	$617,188	$6,527	4.29%	$763,554	$7,669	4.07%
Tax-exempt (1)	54,661	463	4.90%	7,070	85	7.63%

Total securities	671,849	6,990	4.34%	770,624	7,754	4.11%
Federal funds sold	27,900	283	4.11%	35,498	213	2.43%
Loans (1) (2) (3)	1,935,418	34,754	7.28%	1,233,903	20,334	6.68%
Federal Home Loan Bank stock	14,450	169	4.74%	13,561	122	3.65%

Total earnings assets	2,649,617	42,196	6.49%	2,053,586	28,423	5.62%
Non-earning Assets
Cash and due from banks	83,040			71,321
Allowance for loan losses	(21,778)			(15,595)
Bank-owned life insurance	52,049			26,276
Other assets	103,283			58,838

Total assets	$2,866,211			$2,194,426

Interest Bearing Liabilities
Sources of Funds
Interest-bearing deposits:
Interest checking	120,922	216	0.72%	99,382	97	0.40%
Savings and money market	976,834	6,513	2.70%	714,193	3,015	1.71%
Time deposits	354,352	3,195	3.66%	249,830	1,407	2.28%

Total interest-bearing deposits	1,452,108	9,924	2.77%	1,063,405	4,519	1.72%
Short-term borrowings	181,513	1,698	3.79%	160,766	1,026	2.59%
Long-term debt	73,512	613	3.38%	63,700	398	2.53%
Junior subordinated debt	30,928	567	7.44%	30,928	466	6.11%

Total interest-bearing liabilities	1,738,061	12,802	2.99%	1,318,799	6,409	1.97%
Non-interest Bearing Liabilities
Noninterest-bearing demand deposits	866,585			722,561
Other liabilities	12,641			11,813
Stockholders’ equity	248,924			141,253

Total liabilities and stockholders’ equity	$2,866,211			$2,194,426

Net interest income and margin (4)		$29,394	4.53%		$22,014	4.36%

Net interest spread (5)			3.50%			3.65%

(1)	Yields on loans and securities have been adjusted to a tax equivalent basis.

(2)	Net loan fees of $289,000 and $297,000 are included in the yield computation for March 31, 2006 and 2005, respectively.

(3)	Includes average non-accrual loans of $52,000 in 2006 and $896,000 in 2005.

(4)	Net interest margin is computed by dividing net interest income by total average earning assets.

(5)	Net interest spread represents average yield earned on interest-earning assets less the average rate paid on interest-bearing liabilities.

(6)	Annualized.
     Net Interest Income. The table below demonstrates the relative impact on net interest income of changes in the volume of earning assets and interest-bearing liabilities and changes in rates earned and paid by us on such assets and liabilities. For purposes of this table, non-accrual loans have been included in the average loan balances.

	Three Months Ended March 31,
	2006 v. 2005
	Increase (Decrease)
	Due to Changes in (1)
	Volume	Rate	Total
	(in thousands)
Interest on securities:
Taxable	$(1,548)	$406	$(1,142)
Tax-exempt	403	(25)	378
Federal funds sold	(77)	147	70
Loans	12,597	1,823	14,420
Other investment	10	37	47

Total interest income	11,385	2,388	13,773

Interest expense:
Interest checking	38	81	119
Savings and Money market	1,751	1,747	3,498
Time deposits	942	846	1,788
Short-term borrowings	194	478	672
Long-term debt	82	133	215
Junior subordinated debt	—	101	101

Total interest expense	3,007	3,386	6,393

Net increase	$8,378	$(998)	$7,380

(1)	Changes due to both volume and rate have been allocated to volume changes.
     Provision for Loan Losses. The provision for loan losses in each period is reflected as a charge against earnings in that period. The provision is equal to the amount required to maintain the allowance for loan losses at a level that, in our judgment, is adequate to absorb probable loan losses inherent in the loan portfolio.

          Our provision for loan losses was $542,000 for the three months ended March 31, 2006, compared to $1.7 million the same period in 2005. Factors that impact the provision for loan losses are net charge-offs or recoveries, changes in the size of the loan portfolio, and the recognition of changes in current risk factors. The decrease from 2005 to 2006 is due to continuing improvement in historical loss experience, delinquency and charge-off trends.
          Non-Interest Income. We earn non-interest income primarily through fees related to:
•	Trust and investment advisory services,

•	Services provided to deposit customers, and

•	Services provided to current and potential loan customers.
          The following tables present, for the periods indicated, the major categories of non-interest income:

	Three Months Ended
	March 31,		Increase
	2006	2005	(Decrease)
	(in thousands)
Trust and investment advisory services	$1,576	$1,313	$263
Service charges	669	555	114
Income from bank owned life insurance	612	289	323
Investment securities losses, net	—	69	(69)
Other	640	358	282

Total non-interest income	$3,497	$2,584	$913

          The $913,000, or 35.3%, increase in non-interest income from the three months ended March 31, 2005 to the same period in 2006 was due primarily to increases in Miller/Russell investment advisory revenues and income from bank owned life insurance. Assets under management at Miller/Russell were up 39.9% from March 31, 2005 to March 31, 2006, causing the increase in revenues. During the third quarter of 2005, we purchased $24.0 million in bank owned life insurance.
          Non-Interest Expense. The following table presents, for the periods indicated, the major categories of non-interest expense:

	Three Months Ended
	March 31,		Increase
	2006	2005	(Decrease)
	(in thousands)
Salaries and employee benefits	$11,577	$8,493	$3,084
Occupancy	2,450	2,245	205
Customer service	1,249	708	541
Advertising and other business development	1,039	549	490
Legal, professional and director fees	645	484	161
Audits and exams	406	400	6
Correspondent and wire transfer costs	401	396	5
Data processing	346	181	165
Supplies	285	261	24
Insurance	226	148	78
Telephone	206	167	39
Travel and automobile	143	125	18
Other	547	416	131

Total non-interest expense	$19,520	$14,573	$4,947

          Non-interest expense grew $4.9 million from the three months ended March 31, 2005 to the same period in 2006. This increase is attributable to our overall growth, and specifically to the opening of new branches and hiring of new relationship officers and other employees. At March 31, 2006, we had 660 full-time equivalent employees compared to 476 at March 31, 2005. Three banking branches were opened during the twelve months ended March 31, 2006. The increase in salaries expenses related to the above totaled $3.1 million, which is 62% of the total increase in non-interest expenses. Occupancy expense remained relatively flat, despite the new branches, due to expense reductions realized when we purchased our corporate headquarters in Las Vegas, Nevada. This facility was leased by us prior to December 2005. Customer service expense increased $541,000 from the three month period ended March 31, 2005 to the same period in 2006 due to an increase in the analysis earnings credit rate used to calculate earnings credits accrued for the benefit of certain title company deposit accounts. Other non-interest expense increased, in general, as a result of the growth in assets and operations for our three banking subsidiaries.
          Provision for Income Taxes. Our effective federal income tax rate was 34.2% and 35.7% for the three months ended March 31, 2006 and 2005, respectively. The decrease is due primarily to benefits realized as a result of our investment in certain tax-advantaged investment securities during the three months ended March 31, 2006.
Financial Condition
Total Assets
          On a consolidated basis, our total assets as of March 31, 2006 and December 31, 2005 were $3.6 billion and $2.9 billion, respectively. The overall increase from December 31, 2005 to March 31, 2006 of $723.9 million, or 25.3%, was due primarily to the acquisition of

Intermountain First Bancorporation on March 31, 2006. On that date, Intermountain had gross loans of $401.8 million and total assets of $572.9 million. Assets experienced organic growth during the same period of $149.7 million, or 5.2%, including loan growth of $153.2 million, or 8.5%.
Loans
     Our gross loans including deferred loan fees on a consolidated basis as of March 31, 2006 and December 31, 2005 were $2.4 billion and $1.8 billion, respectively. Our overall growth in loans from December 31, 2005 to March 31, 2006 reflects our acquisition of Intermountain First Bancorporation and is consistent with our focus and strategy to grow our loan portfolio by focusing on markets which we believe have attractive growth prospects.
     The following table shows the amounts of loans outstanding by type of loan at the end of each of the periods indicated.

	March 31,	December 31,
	2006	2005
	(in thousands)
Construction and land development	$553,288	$432,668
Commercial real estate	936,021	727,210
Residential real estate	342,053	272,861
Commercial and industrial	503,323	342,452
Consumer	23,299	20,434
Net deferred loan fees	(3,817)	(2,288)

Gross loans, net of deferred fees	2,354,167	1,793,337
Less: Allowance for loan losses	(27,689)	(21,192)

	$2,326,478	$1,772,145

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

	March 31,	December 31,
	2006	2005
	($ in thousands)
Total non-accrual loans	$29	$107
Loans past due 90 days or more and still accruing	394	34
Restructured loans	—	—
Other real estate owned (OREO)	—	—
Non-accrual loans to gross loans	0.00%	0.00%
Loans past due 90 days or more and still accruing to total loans	0.02	0.00
Interest income received on nonaccrual loans	$0	$1
Interest income that would have been recorded under the original terms of the loans	1	10
     As of March 31, 2006 and December 31, 2005, non-accrual loans totaled $29,000 and $107,000, respectively. The decrease is due to a pay-off of a non-accrual credit with a balance of $77,000. Non-accrual loans at March 31, 2006 consisted of two loans.
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
     Our allowance for loan loss methodology incorporates several quantitative and qualitative risk factors used to establish the appropriate allowance for loan loss at each reporting date. Quantitative factors include our historical loss experience, peer group experience, delinquency and charge-off trends, collateral values, changes in non-performing loans, other factors, and information about individual loans including the borrower’s sensitivity to interest rate movements. Qualitative factors include the economic condition of our operating markets and the state of certain industries. Specific changes in the risk factors are based on perceived risk of similar groups of loans classified by collateral type, purpose and terms. Statistics on local trends, peers, and an internal five-year loss history are also incorporated into the allowance. Due to the credit concentration of our loan portfolio in real estate secured loans, the value of collateral is heavily dependent on real estate values in Nevada, Arizona and Southern California. While management uses the best information available to make its evaluation, future adjustments to the allowance may be necessary if there are significant changes in economic or other conditions. In addition, the Federal Deposit Insurance Corporation, or FDIC, and state banking regulatory agencies, as an integral part of their examination processes, periodically review the Banks’ allowance for loan losses, and may require us to make additions to the allowance based on their judgment about information available to them at the time of their examinations. Management periodically reviews the assumptions and formulae used in determining the allowance and makes adjustments if required to reflect the current risk profile of the portfolio.

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
     The following table summarizes the activity in our allowance for loan losses for the period indicated:

	Three months ended
	March 31,
	2006	2005
	($ in thousands)
Allowance for loan losses:
Balance at beginning of period	$21,192	$15,271
Provisions charged to operating expenses	542	1,747
Acquisition of Intermountain	5,877	—
Recoveries of loans previously charged-off:
Construction and land development	—	—
Commercial real estate	—	—
Residential real estate	5	3
Commercial and industrial	128	130
Consumer	30	5

Total recoveries	163	138
Loans charged-off:
Construction and land development	—	—
Commercial real estate	—	—
Residential real estate	—	—
Commercial and industrial	83	18
Consumer	2	24

Total charged-off	85	42
Net recoveries	(78)	(96)

Balance at end of period	$27,689	$17,114

Net recoveries to average loans outstanding	0.00%	-0.01%
Allowance for loan losses to gross loans	1.18	1.29
     Net recoveries totaled $78,000 for the three months ended March 31, 2006, compared to $96,000 during the same period in 2005. The provision for loan losses totaled $542,000 for the three months ended March 31, 2006, compared to $1.7 million in the three months ended March 31, 2005. The decrease in the provision for loan losses is due to continuing improvement in historical loss experience, delinquency and charge-off trends.

Investments
     Securities are identified as either held-to-maturity or available-for-sale based upon various factors, including asset/liability management strategies, liquidity and profitability objectives, and regulatory requirements. Held-to-maturity securities are carried at cost, adjusted for amortization of premiums or accretion of discounts. Available-for-sale securities may be sold prior to maturity based upon asset/liability management decisions. Securities identified as available-for-sale are carried at fair value. Unrealized gains or losses on available-for-sale securities are recorded as accumulated other comprehensive income in stockholders’ equity. Amortization of premiums or accretion of discounts on mortgage-backed securities is periodically adjusted for estimated prepayments.
     We use our investment securities portfolio to ensure liquidity for cash requirements, manage interest rate risk, provide a source of income and to manage asset quality. The carrying value of our investment securities as of March 31, 2006 totaled $624.9 million, compared to $748.5 million at December 31, 2005. The decrease experienced from December 31, 2005 to March 31, 2006 was a result of the maturity of our Auction Rate Securities portfolio and called U.S. Government-sponsored agency obligations.
     The carrying value of our portfolio of investment securities at March 31, 2006 and December 31, 2005 was as follows:

	Carrying Value
	At March 31,	At December 31,
	2006	2005
	(in thousands)
U.S. Treasury securities	$3,499	$3,498
U.S. Government-sponsored agencies	100,012	137,578
Mortgage-backed obligations	499,431	519,858
SBA Loan Pools	418	426
State and Municipal obligations	9,612	7,128
Auction rate securities	—	67,999
Other	11,947	12,046

Total investment securities	$624,919	$748,533

     We had a concentration of U.S. Government sponsored agencies and mortgage-backed securities during the three months ended March 31, 2006 and the year ended December 31, 2005. The aggregate carrying value and aggregate fair value of these securities at March 31, 2006 and December 31, 2005 was as follows:

	March 31,	December 31,
	2006	2005
	(in thousands)
Aggregate carrying value	$599,443	$657,436

Aggregate fair value	$596,401	$654,636

Goodwill and other intangible assets
     As a result of the acquisition of Intermountain First Bancorporation, we recorded goodwill of $72.2 million and a core deposit intangible asset of $14.7 million. These amounts are subject to change when the determination of the asset and liability values is finalized within one year from the merger date.
Deposits
     Deposits have historically been the primary source for funding our asset growth. As of March 31, 2006, total deposits were $3.0 billion, compared to $2.4 billion as of December 31, 2005. Deposits acquired as a result of the acquisition of Intermountain First Bancorporation totaled $422.1 million. The remaining organic increase in total deposits is attributable to our ability to attract a stable base of low-cost deposits. As of March 31, 2006, non-interest bearing deposits were $1.2 billion, compared to $980.0 million as of December 31, 2005. Approximately $370.5 million of total deposits, or 12.5%, as of March 31, 2006 consisted of non-interest bearing demand accounts maintained by title insurance companies. Interest-bearing accounts have also experienced growth. As of March 31, 2006, interest-bearing deposits were $1.8 billion, compared to $1.4 billion as of December 31, 2005. Interest-bearing deposits are comprised of NOW accounts, savings and money market accounts, certificates of deposit under $100,000, and certificates of deposit over $100,000.
     The average balances and weighted average rates paid on deposits for the three months ended March 31, 2006 and 2005 are presented below:

	Three months ended		Three months ended
	March 31, 2006		March 31, 2005
	Average Balance/Rate		Average Balance/Rate
		($ in thousands)
Interest checking (NOW)	$120,922	0.72%	$99,382	0.40%
Savings and money market	976,834	2.70	714,193	1.71
Time	354,352	3.66	249,830	2.28

Total interest-bearing deposits	1,452,108	2.77	1,063,405	1.72
Non-interest bearing demand deposits	866,585	—	722,561	—

Total deposits	$2,318,693	1.74%	$1,785,966	1.03%

Contractual Obligations and Off-Balance Sheet Arrangements
     We routinely enter into contracts for services in the conduct of ordinary business operations which may require payment for services to be provided in the future and may contain penalty clauses for early termination of the contracts. To meet the financing needs of our customers, we are also parties to financial instruments with off-balance sheet risk including commitments to extend credit and standby letters of credit. We have also committed to irrevocably and unconditionally guarantee the following payments or distributions with respect to the holders of preferred securities to the extent that BankWest Nevada Trust I, BankWest Nevada Trust II and Intermountain First Statutory Trust I have not made such payments or distributions: (i) accrued and unpaid distributions, (ii) the redemption price, and (iii) upon a dissolution or termination of the trust, the lesser of the liquidation amount and all accrued and unpaid distributions and the amount of assets of the trust remaining available for distribution. We do not believe that these off-balance sheet arrangements have or are reasonably likely to have a material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources. However, there can be no assurance that such arrangements will not have a future effect.
     Long-Term Borrowed Funds. We also have entered into long-term contractual obligations consisting of advances from Federal Home Loan Bank (FHLB). These advances are secured with collateral generally consisting of securities or loans. As of March 31, 2006, these long-term FHLB advances totaled $82.7 million and will mature by December 31, 2012.
     Our commitments associated with outstanding letters of credit, commitments to extend credit, and credit card guarantees as of March 31, 2006 are summarized below. Since commitments associated with letters of credit and commitments to extend credit may expire unused, the amounts shown do not necessarily reflect the actual future cash funding requirements.

	March 31,	December 31,
	2006	2005
	(in thousands)
Commitments to extend credit, including unsecured loan commitments of $181,239 in 2006 and $111,522 in 2005	$1,017,154	$750,349
Credit card guarantees	7,589	7,616
Standby letters of credit, including unsecured letters of credit of $5,127 in 2006 and $4,550 in 2005	36,693	28,720

	$1,061,436	$786,685

     Short-Term Borrowed Funds. Short-term borrowed funds are used to support liquidity needs created by seasonal deposit flows, to temporarily satisfy funding needs from increased loan demand, and for other short-term purposes. The majority of these short-term borrowed funds consist of advances from FHLB. The borrowing capacity at FHLB is determined based on collateral pledged, generally consisting of securities, at the time of borrowing. We also have borrowings from other sources pledged by securities including securities sold under agreements to repurchase, which are reflected at the amount of cash received in connection with the transaction, and may require additional collateral based on the fair value of the underlying securities. As of March 31, 2006, total short-term borrowed funds were $16.1 million compared to total short-term borrowed funds of $7.0 million as of December 31, 2005.

     Since growth in core deposits may be at intervals different from loan demand, we may follow a pattern of funding irregular growth in assets with short-term borrowings, which are then replaced with core deposits. This temporary funding source is likely to be utilized for generally short-term periods, although no assurance can be given that this will, in fact, occur.
Capital Resources
     Current risk-based regulatory capital standards generally require banks and bank holding companies to maintain three minimum capital ratios. Tier 1 risk-based capital ratio compares “Tier 1” or “core” capital, which consists principally of common equity, and risk-weighted assets for a minimum ratio of at least 4%. Leverage ratio compares Tier 1 capital to adjusted average assets for a minimum ratio of at least 4%. Total risk-based capital ratio compares total capital, which consists of Tier 1 capital, certain forms of subordinated debt, a portion of the allowance for loan losses, and preferred stock, to risk-weighted assets for a minimum ratio of at least 8%. Risk-weighted assets are calculated by multiplying the balance in each category of assets by a risk factor, which ranges from zero for cash assets and certain government obligations to 100% for some types of loans, and adding the products together.
     The following table provides a comparison of our risk-based capital ratios and leverage ratios to the minimum regulatory requirements as of March 31, 2006.

			Adequately-		Minimum For
			Capitalized		Well-Capitalized
	Actual		Requirements		Requirements
			($ in thousands)
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2006
Total Capital (to Risk Weighted Assets)
BankWest of Nevada	$155,136	11.0%	$112,709	8.0%	$140,886	10.0%
Nevada First Bank	46,148	9.9	37,243	8.0	46,554	10.0
Alliance Bank of Arizona	54,233	10.3	42,320	8.0	52,901	10.0
Torrey Pines Bank	39,856	10.3	30,884	8.0	38,605	10.0
Company	347,978	12.5	223,205	8.0	279,007	10.0

Tier I Capital (to Risk Weighted Assets)
BankWest of Nevada	142,215	10.1	56,355	4.0	84,532	6.0
Nevada First Bank	40,323	8.7	18,622	4.0	27,932	6.0
Alliance Bank of Arizona	48,150	9.1	21,160	4.0	31,740	6.0
Torrey Pines Bank	36,113	9.4	15,442	4.0	23,163	6.0
Company	319,423	11.4	111,603	4.0	167,404	6.0

Leverage ratio (to Average Assets)
BankWest of Nevada	142,215	7.6	75,277	4.0	94,096	5.0
Nevada First Bank	40,323	10.5	15,360	4.0	19,199	5.0
Alliance Bank of Arizona	48,150	8.7	22,043	4.0	27,554	5.0
Torrey Pines Bank	36,113	8.5	17,001	4.0	21,251	5.0
Company	319,423	11.5	111,543	4.0	139,429	5.0

     With the exception of Nevada First Bank, the holding company and all of the banks were well capitalized as of March 31, 2006 and December 31, 2005. Nevada First Bank was merged into BankWest of Nevada on April 29, 2006, and at that date the merged bank was well capitalized.
Liquidity
     The ability to have readily available funds sufficient to repay fully maturing liabilities is of primary importance to depositors, creditors and regulators. Our liquidity, represented by cash and due from banks, federal funds sold and available-for-sale securities, is a result of our operating, investing and financing activities and related cash flows. In order to ensure funds are available at all times, on at least a quarterly basis, we project the amount of funds that will be required and maintain relationships with a diversified customer base so funds are accessible. Liquidity requirements can also be met through short-term borrowings or the disposition of short-term assets. We have borrowing lines at correspondent banks totaling $122.4 million. In addition, securities and loans are pledged to the FHLB totaling $505.6 million on total borrowings from the FHLB of $98.8 million as of March 31, 2006. As of March 31, 2006, we had $33.0 million in securities available to be sold or pledged to the FHLB.
     We have a formal liquidity policy, and in the opinion of management, our liquid assets are considered adequate to meet our cash flow needs for loan funding and deposit cash withdrawal for the next 60 to 90 days. At March 31, 2006, we had $874.2 million in liquid assets comprised of $363.3 million in cash and cash equivalents (including federal funds sold of $221.6 million) and $510.9 million in securities available-for-sale.
     The merger with Intermountain First Bancorporation, which closed on March 31, 2006, resulted in a cash outlay of $8.3 million in the second quarter of 2006. The acquisition of Bank of Nevada, which closed on April 29, 2006, resulted in a cash outlay of $74.0 million in the second quarter of 2006. These outlays were funded with cash on hand, the issuance of $20.0 million of trust preferred securities and a drawdown of $10.0 million on an available line of credit.
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
     Our liquidity is comprised of three primary classifications: (i) cash flows from operating activities; (ii) cash flows used in investing activities; and (iii) cash flows provided by financing activities. Net cash provided by operating activities consists primarily of net income adjusted for changes in certain other asset and liability accounts and certain non-cash income and expense items such as the loan loss provision, investment and other amortizations and depreciation. For the three months ended March 31, 2006, net cash provided by operating activities was $13.7 million, compared to $11.4 million for the same period in 2005.

     Our primary investing activities are the origination of real estate, commercial and consumer loans and purchase and sale of securities. Our net cash used in investing activities has been primarily influenced by our loan and securities activities. The net organic increase in loans for the three months ended March 31, 2006 and 2005 was $153.2 million and $143.3 million, respectively. Proceeds from maturities and sales of securities, net of purchases of securities available-for-sale and held-to-maturity for the three months ended March 31, 2006 and 2005 were $121.5 million and $54.6 million, respectively.
     Net cash provided by financing activities has been affected significantly by increases in deposit levels. During the three months ended March 31, 2006 and 2005 deposits organically increased by $141.6 million and $262.7 million, respectively.
     Our federal funds sold increased $158.4 million from December 31, 2005 to March 31, 2006. This is due to the growth in our deposits combined with the decrease of our investment portfolio over the same period.
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
     There have not been any material changes in the market risk disclosure contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.
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

Changes in Internal Control over Financial Reporting
     There have not been any changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2006, which have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. Other Information
Item 1. Legal Proceedings
     There are no material pending legal proceedings, other than ordinary routine litigation incidental to its business, to which Western Alliance or any of its subsidiaries is a party or of which any of their property is the subject.
Item 1A. Risk Factors
See the discussion of our risk factors in the Annual Report on Form 10-K for the year ended December 31, 2005, as filed with the SEC.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
          (a) There were no unregistered sales of equity securities during the period covered by this report.
          (b) None.
          (c) None.
Item 3. Defaults Upon Senior Securities
     Not applicable.
Item 4. Submission of Matters to a Vote of Security Holders
     None
Item 5. Other Information
     Not applicable.

Item 6. Exhibits
10.1	Letter of Agreement (Alta California Bank).

31.1	CEO Certification Pursuant to Rule 13a-14(a)/15d-a4(a).

31.2	CFO Certification Pursuant to Rule 13a-14(a)/15d-14(a).

32	CEO and CFO Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002, as amended.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WESTERN ALLIANCE BANCORPORATION

Date: May 12, 2006	By:	/s/ Robert Sarver

Robert Sarver
President and Chief Executive Officer

Date: May 12, 2006	By:	/s/ Dale Gibbons

Dale Gibbons
Executive Vice President and
Chief Financial Officer

Date: May 12, 2006		/s/ Terry A. Shirey

Terry A. Shirey
Controller
Principal Accounting Officer

EXHIBIT INDEX
10.1	Letter of Agreement Alta California Bank.

31.1	CEO Certification Pursuant to Rule 13a-14(a)/15d-14(a).

31.2	CFO Certification Pursuant to Rule 13a-14(a)/15d-14(a).

32	CEO and CFO Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended.