Form 10-Q
period 2006-06-30
WESTERN ALLIANCE BANCORPORATION
filed 2006-08-14
CIK 1212545

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended June 30, 2006
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
Common Stock Issued and Outstanding: 26,634,944 shares as of July 31, 2006.

Part I. Financial Information
ITEM I. FINANCIAL STATEMENTS
Western Alliance Bancorporation and Subsidiaries
Consolidated Balance Sheets
June 30, 2006 and December 31, 2005

	June 30,	December 31,
($ in thousands, except per share amounts)	2006	2005
	(Unaudited)
Assets
Cash and due from banks	$137,495	$111,150
Federal funds sold	86,843	63,186

Cash and cash equivalents	224,338	174,336

Securities held to maturity (approximate fair value $112,159 and $112,601, respectively)	116,299	115,171
Securities available for sale	470,636	633,362
Loans, net of allowance for loan losses of $32,158 and $21,192, respectively	2,740,503	1,772,145
Premises and equipment, net	82,718	58,430
Bank owned life insurance	55,616	51,834
Investment in Federal Home Loan Bank stock, at cost	18,765	14,456
Accrued interest receivable	14,773	10,545
Deferred tax assets, net	7,644	10,807
Goodwill	130,633	3,946
Other intangible assets, net of accumulated amortization of $662 and $405, respectively	14,685	1,218
Other assets	13,011	11,021

Total assets	$3,889,621	$2,857,271

Liabilities and Stockholders’ Equity
Liabilities
Non-interest bearing demand deposits	$1,188,757	$980,009
Interest bearing deposits:
Demand	261,403	122,262
Savings and money market	1,231,232	949,582
Time, $100 and over	429,167	316,205
Other time	87,800	25,754

	3,198,359	2,393,812
Customer repurchase agreements	138,547	78,170
Federal Home Loan Bank advances and other borrowings
One year or less	—	7,000
Over one year	88,073	73,512
Junior subordinated debt	61,857	30,928
Subordinated debt	20,000	—
Accrued interest payable and other liabilities	15,675	29,626

Total liabilities	3,522,511	2,613,048

Commitments and Contingencies (Notes 6 and 9)
Stockholders’ Equity
Preferred stock, par value $.0001; shares authorized 20,000,000; no shares issued and outstanding 2006 and 2005	—	—
Common stock, par value $.0001; shares authorized 100,000,000; shares issued and outstanding 2006: 26,585,778; 2005: 22,810,491	3	2
Additional paid-in capital	274,574	167,632
Retained earnings	105,596	86,281
Accumulated other comprehensive loss — net unrealized loss on available for sale securities	(13,063)	(9,692)

Total stockholders’ equity	367,110	244,223

Total liabilities and stockholders’ equity	$3,889,621	$2,857,271

See Notes to Unaudited Consolidated Financial Statements.

Western Alliance Bancorporation and Subsidiaries
Consolidated Statements of Income
Three and Six Months Ended June 30, 2006 and 2005
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
($ in thousands, except per share amounts)	2006	2005	2006	2005

Interest income on:
Loans, including fees	$52,004	$23,589	$86,758	$43,923
Securities — taxable	6,429	7,115	12,956	14,784
Securities — nontaxable	116	86	579	171
Dividends — taxable	214	184	383	306
Federal funds sold and other	619	838	902	1,051

Total interest income	59,382	31,812	101,578	60,235

Interest expense on:
Deposits	15,417	5,838	25,341	10,357
Short-term borrowings	2,476	682	4,174	1,708
Long-term borrowings	808	402	1,421	800
Junior subordinated debt	1,120	508	1,687	974
Subordinated debt	18	—	18	—

Total interest expense	19,839	7,430	32,641	13,839

Net interest income	39,543	24,382	68,937	46,396
Provision for loan losses	2,456	1,187	2,998	2,934

Net interest income after provision for loan losses	37,087	23,195	65,939	43,462

Other income:
Trust and investment advisory services	1,862	1,347	3,438	2,660
Service charges	867	641	1,536	1,196
Income from bank owned life insurance	609	293	1,221	582
Investment securities gains (losses), net	—	—	—	69
Other	1,144	637	1,784	995

	4,482	2,918	7,979	5,502

Other expense:
Salaries and employee benefits	13,532	9,015	25,109	17,508
Occupancy	3,140	2,450	5,590	4,695
Customer service	1,963	965	3,212	1,673
Advertising and other business development	921	772	1,960	1,321
Legal, professional and director fees	777	512	1,422	996
Data processing	521	184	867	365
Audits and exams	520	361	926	761
Correspondent and wire transfer costs	438	407	839	803
Organizational costs	428	—	428	—
Supplies	372	239	657	500
Insurance	278	169	504	317
Telephone	251	196	457	363
Travel and automobile	196	130	339	255
Other	1,233	567	1,780	983

	24,570	15,967	44,090	30,540

Income before income taxes	16,999	10,146	29,828	18,424

Income tax expense	6,122	3,593	10,513	6,550

Net income	$10,877	$6,553	$19,315	$11,874

Comprehensive income	$8,065	$8,629	$15,944	$11,573

Earnings per share:
Basic	$0.41	$0.35	$0.79	$0.65

Diluted	$0.38	$0.32	$0.71	$0.59

See Notes to Unaudited Consolidated Financial Statements.

Western Alliance Bancorporation and Subsidiaries
Consolidated Statement of Stockholders’ Equity
Six Months Ended June 30, 2006 (Unaudited)
($ in thousands, except per share amounts)

								Accumulated
						Additional		Other
	Comprehensive	Preferred Stock		Common Stock		Paid-in	Retained	Comprehensive
Description	Income	Shares Issued	Amount	Shares Issued	Amount	Capital	Earnings	(Loss)	Total

Balance, December 31, 2005		—	$—	22,810,491	$2	$167,632	$86,281	$(9,692)	$244,223

Issuance of common stock in connection with acquisition, net of offering costs of $263				3,390,306	1	101,004	—	—	101,005
Stock options converted at acquisition				—	—	3,406	—	—	3,406
Stock options exercised				131,550	—	1,078	—	—	1,078
Stock warrants exercised				47,793	—	364	—	—	364
Restricted stock granted, net of forfeitures				201,443	—	—	—	—	—
Stock based compensation expense				4,195	—	1,090	—	—	1,090
Comprehensive income:
Net income	$19,315			—	—	—	19,315	—	19,315
Other comprehensive income
Unrealized holding losses on securities available for sale arising during the period, net of taxes of $1,896	(3,371)			—	—	—	—	(3,371)	(3,371)

	$15,944

Balance, June 30, 2006		—	$—	26,585,778	$3	$274,574	$105,596	$(13,063)	$367,110

See Notes to Unaudited Consolidated Financial Statements.

Western Alliance Bancorporation and Subsidiaries
Consolidated Statements of Cash Flows
Six Months Ended June 30, 2006 and 2005 (Unaudited)
($ in thousands)

	2006	2005

Cash Flows from Operating Activities:
Net income	$19,315	$11,874
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,525	1,826
Net amortization of securities premiums	591	1,259
Stock dividends received, FHLB stock	(383)	(305)
Provision for loan losses	2,998	2,934
(Gain) loss on sales of securities available for sale	—	(69)
Deferred taxes	573	(292)
Stock based compensation expense	1,090	38
Excess tax benefits from share-based payment arrangements	(80)	—
Increase in accrued interest receivable	(1,120)	(12)
(Increase) in bank-owned life insurance	(1,221)	(582)
(Increase) decrease in other assets	1,193	(1,935)
(Decrease) in accrued interest payable and other liabilities	(11,418)	(20)
Other, net	17	(90)

Net cash provided by operating activities	14,080	14,626

Cash Flows from Investing Activities:
Purchases of securities held to maturity	(976)	(8,233)
Proceeds from maturities of securities held to maturity	14,804	12,970
Purchases of securities available for sale	(20,258)	(16,445)
Proceeds from maturities of securities available for sale	93,117	84,274
Proceeds from the sale of securities available for sale	102,641	18,728
Net cash received in settlement of acquisitions	3,347	—
Proceeds from sale (purchase) of Federal Home Loan Bank stock	(316)	2,348
Net increase in loans made to customers	(368,984)	(264,760)
Purchase of premises and equipment	(14,881)	(8,284)
Proceeds from sale of premises and equipment	—	3

Net cash used in investing activities	(191,506)	(179,399)

Cash Flows from Financing Activities:
Net increase in deposits	137,060	433,518
Net proceeds from (repayments on) borrowings	48,926	(80,170)
Proceeds from issuance of junior subordinated and subordinated debt	40,000	—
Proceeds from exercise of stock options and stock warrants	1,362	1,409
Excess tax benefits from share-based payment arrangements	80	—

Net cash provided by financing activities	227,428	354,757

Increase in cash and cash equivalents	50,002	189,984
Cash and Cash Equivalents, beginning of period	174,336	115,397

Cash and Cash Equivalents, end of period	$224,338	$305,381

Supplemental Disclosure of Cash Flow Information
Cash payments for interest	$30,963	$13,946
Cash payments for income taxes	$5,235	$8,390
Supplemental Disclosure of Noncash Investing and Financing Activities
Stock and stock options issued in connection with acquisition	$104,411	$—
Receivable from initial public offering, net of offering cost and commissions	$—	$75,898
See Notes to Unaudited Consolidated Financial Statements.

Western Alliance Bancorporation and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
Note 1. Nature of Business and Summary of Significant Accounting Policies
Nature of business
     Western Alliance Bancorporation is a bank holding company providing a full range of banking services to commercial and consumer customers through its wholly owned subsidiaries Bank of Nevada (formerly BankWest of Nevada), operating in Nevada, Alliance Bank of Arizona, operating in Arizona, Torrey Pines Bank, operating in Southern California, Miller/Russell & Associates, Inc., operating in Nevada, Arizona and Southern California, and Premier Trust, Inc., operating in Nevada and Arizona. These entities are collectively referred to herein as the Company. The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America and general industry practices.
     A summary of the significant accounting policies of the Company follows:
Use of estimates in the preparation of financial statements
     The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. A material estimate that is particularly susceptible to significant change in the near term relates to the determination of the allowance for loan losses. Additionally, the defalcation discussed in Note 9 required management to estimate a loss before a full investigation had been completed.
Principles of consolidation
     The consolidated financial statements include the accounts of Western Alliance Bancorporation and its wholly owned subsidiaries, Bank of Nevada, Alliance Bank of Arizona, Torrey Pines Bank (collectively referred to herein as the Banks), Miller/Russell & Associates, Inc., and Premier Trust, Inc. Nevada First Bank was acquired on March 31, 2006, and as a result was included in the consolidated balance sheet as of that date. During the quarter ended June 30, 2006, Nevada First Bank was merged into Bank of Nevada, the surviving entity. All significant intercompany balances and transactions have been eliminated in consolidation.
Interim financial information
     The accompanying unaudited consolidated financial statements as of June 30, 2006 and 2005 have been prepared in condensed format, and therefore do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.
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
     The Company has the 2005 Stock Incentive Plan (the Plan) which is described more fully in Note 7. Effective January 1, 2006 (the adoption date), the Company adopted Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2005), Share Based Payment (SFAS 123R). Prior to adoption of SFAS 123R, the Company accounted for stock option grants using the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock option-based compensation was reflected in net income, as all options are required by the Plan to be granted with an exercise price equal to the estimated fair value of the underlying common stock on the date of grant.
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
     The following table illustrates the effect on net income and earnings per share had compensation cost for all of the stock-based compensation plans been determined based on the grant date fair values of awards (the method described in FASB Statement No. 123, Accounting for Stock-Based Compensation):

Western Alliance Bancorporation and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
Note 1. Nature of Business and Summary of Significant Accounting Policies (continued)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005

Net income:
As reported	$10,877	$6,553	$19,315	$11,874
Deduct stock-based employee compensation expense determined under minimum value based method for awards issued prior to the IPO	(240)	(218)	(480)	(425)
Related tax benefit for nonqualified stock options	18	10	36	23

Pro forma	$10,655	$6,345	$18,871	$11,472

Earnings per share:
Basic — as reported	$0.41	$0.35	$0.79	$0.65
Basic — pro forma	0.40	0.34	0.77	0.63
Diluted — as reported	0.38	0.32	0.71	0.59
Diluted — pro forma	0.37	0.31	0.69	0.57
Recent accounting pronouncements
     In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement 109 (FIN 48), which clarifies the accounting for uncertainty in tax positions. This Interpretation provides that the tax effects from an uncertain tax position can be recognized in our financial statements only if the position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. We do not expect FIN 48 to have a material impact on our financial statements.
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
     As provided by the Merger Agreement and based on valuation amounts determined as of the merger date, approximately 1.486 million shares of Intermountain common stock were exchanged for $6.85 million in cash and 3.39 million shares of the Company’s common stock at a calculated exchange ratio of 2.44. The exchange of shares represented approximately 13% of the Company’s outstanding common stock as of the merger date.
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

Western Alliance Bancorporation and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
Note 2. Merger and Acquisitions Activity (continued)

Purchase Price
Number of shares of Company stock issued for Intermountain stock	3,390,306
Price of the Company’s stock on the date of Merger Agreement	$29.87
Total stock consideration		$101,268
Fair value of Intermountain’s stock options converted to Company stock options at merger date		3,406

Total common stock issued and stock options assumed		104,674
Cash consideration		6,847

Total stock and cash consideration		111,521
Acquisition costs:
Direct costs of acquisition		1,095

Total purchase price and acquisition costs		112,616

Allocation of Purchase Price
Intermountain’s equity	$32,015
Adjustments to reflect assets acquired and liabilities assumed at fair value, net of deferred taxes:
Loans	(751)
Identified intangibles	5,959
Deposits	(67)
Fair value of net assets acquired		37,156

Estimated goodwill arising from transaction		$75,460

     Effective April 29, 2006, the Company acquired 100% of the outstanding common stock of Bank of Nevada, headquartered in Las Vegas, Nevada. The tax-free merger was accomplished according to the Agreement and Plan of Merger (the Bank of Nevada Merger Agreement), dated January 16, 2006. At the date of acquisition, Bank of Nevada was merged into BankWest of Nevada (whose name was subsequently changed to Bank of Nevada). As the merger closed on April 29, 2006, Bank of Nevada’s results for the one month ended April 30, 2006 were not included with the Company’s results of operations. The merger increases the Company’s presence in Las Vegas, Nevada.
     As provided by the Bank of Nevada Merger Agreement, approximately 844,000 shares of Bank of Nevada common stock and 119,000 stock options were exchanged for $74.0 million in cash.
     The merger was accounted for under the purchase method of accounting in accordance with Statement of Financial Accounting Standard No. 141, Business Combinations. Accordingly, the purchase price was allocated to the assets acquired and the liabilities assumed based on their estimated fair values at the merger date (April 29, 2006) as summarized below (in thousands, except share and per share amounts):

Western Alliance Bancorporation and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
Note 2. Merger and Acquisitions Activity (continued)

Purchase Price
Cash consideration		$73,997
Acquisition costs:
Direct costs of acquisition		787

Total purchase price and acquisition costs		74,784

Allocation of Purchase Price
Bank of Nevada’s equity	$21,109
Adjustments to reflect assets acquired and liabilities assumed at fair value, net of deferred taxes:
Loans	(854)
Identified intangibles	3,012
Other assets	423
Deposits	(133)
Fair value of net assets acquired		23,557

Estimated goodwill arising from transaction		$51,227

     Appropriate amounts and adjustments shown previously were recorded by Intermountain and included in the Bank of Nevada reporting segment. Certain amounts, including goodwill, are subject to change when the determination of the asset and liability values is finalized within one year from the merger date. Valuations of certain assets and liabilities of Intermountain will be performed with the assistance of independent valuation consultants. None of the resulting goodwill is expected to be deductible for tax purposes.
     The following unaudited pro forma condensed combined financial information presents the Company’s results of operations for the years indicated had the merger taken place as of January 1, 2005 (in thousands, except per share amounts):

Western Alliance Bancorporation and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
Note 2. Merger and Acquisitions Activity (continued)

	Three months ended		Six months ended
	June 30,		June 30,
	2006	2005	2006	2005

Net interest income	$40,695	$32,316	$79,643	$61,479
Provision for loan losses	2,456	1,436	4,126	3,566
Non-interest income	4,515	3,320	8,235	6,508
Merger-related expense	2,995	—	4,960	—
Other non-interest expense	25,089	20,253	49,785	39,151

Income before income taxes	14,670	13,947	29,007	25,270
Income taxes	5,307	4,919	10,205	8,988

Net income	$9,363	$9,028	$18,802	$16,282

Earnings per share
Basic	$0.36	$0.41	$0.72	$0.75
Diluted	$0.32	$0.38	$0.65	$0.69

Weighted average shares outstanding during the period
Basic	26,325	21,888	26,280	21,786
Diluted	29,013	23,857	28,860	23,633
     Merger related expense in the three and six months ended June 30, 2006 of $3.0 million and $5.0 million, respectively, relate to costs associated with these mergers and consist of employee-related costs of $2.0 million and $3.6 million, respectively, and other costs of $1.0 million and $1.4 million, respectively. Employee-related costs generally consist of various one time payments and accruals related to employment agreement change-in-control provisions.

Western Alliance Bancorporation and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
Note 3. Earnings Per Share
     Diluted earnings per share is based on the weighted average outstanding common shares during each period, including common stock equivalents. Basic earnings per share is based on the weighted average outstanding common shares during the period.
     Basic and diluted earnings per share, based on the weighted average outstanding shares, are summarized as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005

	(in thousands, except per share amounts)
Basic:
Net income applicable to common stock	$10,877	$6,553	$19,315	$11,874
Average common shares outstanding	26,295	18,471	24,589	18,369

Earnings per share	$0.41	$0.35	$0.79	$0.65

Diluted:
Net income applicable to common stock	$10,877	$6,553	$19,315	$11,874

Average common shares outstanding	26,295	18,471	24,589	18,369
Stock option adjustment	1,439	1,096	1,375	1,021
Stock warrant adjustment	1,053	873	1,049	826
Restricted stock adjustment	196	27	156	27

Average common equivalent shares outstanding	28,983	20,467	27,169	20,243

Earnings per share	$0.38	$0.32	$0.71	$0.59

Note 4. Loans
     The components of the Company’s loan portfolio as of June 30, 2006 and December 31, 2005 are as follows (in thousands):

	June 30,	December 31,
	2006	2005
Construction and land development	$769,231	$432,668
Commercial real estate	1,061,040	727,210
Residential real estate	350,686	272,861
Commercial and industrial	568,777	342,452
Consumer	26,665	20,434
Less: net deferred loan fees	(3,738)	(2,288)

	2,772,661	1,793,337

Less:
Allowance for loan losses	(32,158)	(21,192)

	$2,740,503	$1,772,145

Western Alliance Bancorporation and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
Note 4. Loans (continued)
     Changes in the allowance for loan losses for the three and six months ended June 30, 2006 and 2005 are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005

Balance, beginning	$27,689	$17,114	$21,192	$15,271
Acquisitions	2,488	—	8,365	—
Provision charged to operating expense	2,456	1,187	2,998	2,934
Recoveries of amounts charged off	120	20	283	158
Less amounts charged off	(595)	(203)	(680)	(245)

Balance, ending	$32,158	$18,118	$32,158	$18,118

     At June 30, 2006, total impaired and non-accrual loans were (in thousands) $20, and loans past due 90 days or more and still accruing were (in thousands) $213.
Note 5. Junior Subordinated and Subordinated Debt
     In July 2001, BankWest Nevada Capital Trust I was formed and issued floating rate Cumulative Trust Preferred Securities, which are classified as junior subordinated debt in the accompanying balance sheet in the amount of $15,464,000. The rate is based on the six month LIBOR plus 3.75%. Six month LIBOR was 5.59% at June 30, 2006. The funds raised from the capital trust’s issuance of these securities were all passed to the Company. The sole asset of the BankWest Nevada Capital Trust I is a note receivable from the Company. These securities require semiannual interest payments and mature in 2031. These securities may be redeemed in years 2006 through 2011 at a premium as outlined in the Indenture Agreement.
     In December 2002, BankWest Nevada Capital Trust II was formed and issued floating rate Cumulative Trust Preferred Securities, which are classified as junior subordinated debt in the accompanying balance sheet in the amount of $15,464,000. The rate is based on the three month London Interbank Offered Rate (LIBOR) plus 3.35%. Three month LIBOR was 5.48% at June 30, 2006. The funds raised from the capital trust’s issuance of these securities were all passed to the Company. The sole asset of the BankWest Nevada Capital Trust II is a note receivable from the Company. These securities require quarterly interest payments and mature in 2033. These securities may be redeemable at par beginning in 2008.
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

Western Alliance Bancorporation and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
     In April 2006, WAL Trust No. 1 was formed to issue Cumulative Trust Preferred Securities, which are classified as junior subordinated debt in the accompanying balance sheet in the amount of $20,619,000. The interest rate is fixed through June 2011 at 6.78%. Thereafter, the rate will be equal to

Western Alliance Bancorporation and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
Note 5. Junior Subordinated and Subordinated Debt (continued)
the three month LIBOR plus 1.45%. The sole asset of WAL Trust No. 1 is a note receivable from the Company. The funds raised from the capital trust’s issuance of these securities were all passed to the Company. These securities require quarterly interest payments and mature in 2036. These securities may be redeemable at par beginning in June 2011.
     BankWest Nevada Capital Trust I, BankWest Nevada Capital Trust II, Intermountain First Statutory Trust I and WAL Trust No. 1 are collectively referred to herein as the Trusts.
     In the event of certain changes or amendments to regulatory requirements or federal tax rules, the preferred securities are redeemable. The Trusts are 100% owned finance subsidiaries of the Company and the Trusts’ obligations under the preferred securities are fully and unconditionally guaranteed by the Company.
     In June 2006, Bank of Nevada issued $20,000,000 in floating rate unsecured subordinated debt. The rate is based on three month LIBOR plus 1.20%. The debt requires quarterly interest payments and matures in September 2016. The entire $20,000,000 was distributed to the Western Alliance Bancorporation to fund general corporate purposes. A second $20,000,000 is expected to be drawn by Bank of Nevada under this agreement in the third quarter of 2006.
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

	June 30,	December 31,
	2006	2005
	(in thousands)
Commitments to extend credit, including unsecured loan commitments of $239,218 in 2006 and $111,522 in 2005	$1,133,067	$750,349
Credit card guarantees	7,008	7,616
Standby letters of credit, including unsecured letters of credit of $15,288 in 2006 and $4,550 in 2005	45,028	28,720

	$1,185,103	$786,685

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
     The Company guarantees certain customer credit card balances held by an unrelated third party. These unsecured guarantees act to streamline the credit underwriting process and are issued as a service to certain customers who wish to obtain a credit card from the third party vendor. The Company recognizes nominal fees from these arrangements and views them strictly as a means of maintaining good customer relationships. The guarantee is offered to those customers who, based solely upon management’s evaluation, maintain a relationship with the Company that justifies the inherent risk. Essentially all such guarantees exist for the life of each respective credit card relationship. The Company would be required to perform under the guarantee upon a customer’s default on the credit card relationship with the third party. Historical losses under the program have been nominal. Upon entering into a credit card guarantee, the Company records the related liability at fair value pursuant to FASB Interpretation No. 45 (FIN 45), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. Thereafter, the related liability is evaluated pursuant to FASB 5. The total of such credit card balances outstanding at June 30, 2006 and December 31, 2005 (in thousands) are $1,203 and $1,566, respectively. During the second quarter of 2006, the Company began offering its own credit card product and will no longer guarantee new credit cards under the arrangement as described above.

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
     The total liability for financial instruments with off-balance sheet risk as of June 30, 2006 and December 31, 2005 was (in thousands) $826 and $455, respectively.
Concentrations
     The Company grants commercial, construction, real estate and consumer loans to customers through offices located in the Company’s primary markets. The Company’s business is concentrated in these areas and the loan portfolio includes significant credit exposure to the commercial real estate industry of these areas. At June 30, 2006, commercial real estate related loans accounted for approximately 66% of total loans, and approximately 8% of real estate loans are secured by undeveloped land. Substantially all of these loans are secured by first liens with an initial loan to value ratio of generally not more than 80%. Approximately one-half of real estate loans are owner occupied. In addition, approximately 6% and 5% of total loans are unsecured as of June 30, 2006 and December 31, 2005, respectively. Approximately 30% of our residential real estate loan portfolio is comprised of five and ten year interest only loans. The loans have an average loan-to-value of less than 60% and convert to fully-amortizing adjustable rate mortgages at the end of the interest-only period.
     The commercial and commercial real estate loans are expected to be repaid from business cash flows or proceeds from the sale of selected assets of the borrowers. The Company’s policy for requiring collateral is to obtain collateral whenever it is available or desirable, depending upon the degree of risk the Company is willing to take.
     At June 30, 2006, approximately $366.5 million of the Company’s non-interest bearing demand deposits consisted of demand accounts maintained by title insurance companies.

Western Alliance Bancorporation and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
Note 6. Commitments and Contingencies (continued)
Lease Commitments
     The Company leases certain premises and equipment under noncancelable operating leases. The following is schedule of future minimum rental payments under these leases at December 31, 2005, including the lease commitments of the two banks acquired in the six months ending June 30, 2006:

Year ending December 31:	(in thousands)
2006	$3,386
2007	3,240
2008	2,889
2009	2,741
2010	2,680
Thereafter	10,178

$25,114

Note 7. Stock Options and Restricted Stock
     During 2005, the stockholders approved the 2005 Stock Incentive Plan (the Plan). The Plan is an amendment and restatement of our prior stock compensation plans, and therefore supersedes the prior plans while preserving the material terms of the prior plan awards. The Plan gives the Board of Directors the authority to grant up to 3,253,844 stock awards consisting of unrestricted stock, stock units, dividend equivalent rights, stock options (incentive and non-qualified), stock appreciation rights, restricted stock, and performance and annual incentive awards. Stock awards available to grant at June 30, 2006 are 373,211.
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
     The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model that uses the assumptions noted in the following table. The expected volatility is based on the historical volatility of the stock of similar companies that have traded at least as long as the expected life of the Company’s options. The Company estimates the life of the options by calculating the average of the vesting period and the contractual life. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of the grant. The dividends rate assumption of zero is based on management’s intention not to pay dividends for the foreseeable future. A summary of the assumptions used in calculating the fair value of option awards during the three and six months ended June 30, 2006 and 2005 is as follows:

Western Alliance Bancorporation and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
Note 7. Stock Options and Restricted Stock (continued)

	Three months ended		Six months ended
	June 30,	June 30,	June 30,	June 30,
	2006	2005	2006	2005

Expected life in years	5	7	5	7
Risk-free interest rate	4.9%	4.1%	4.6%	4.1%
Dividends rate	None	None	None	None
Fair value per optional share	$12.39	$4.04	$10.82	$4.04
Volatility	27%	N/A	28%	N/A
     Stock options granted in 2005 generally have a vesting period of 4 years and a life of 7 years. Restricted stock granted in 2005 generally has a vesting period of 3 years. The Company recognizes compensation cost for options with a graded vesting on a straight-line basis over the requisite service period for the entire award.
     A summary of option activity under the Plan as of June 30, 2006 and 2005, and changes during the three and six months then ended is presented below:

	Three months ended June 30,
	2006		2005
		Weighted		Weighted
		Average		Average
	Shares	Exercise	Shares	Exercise
	(in thousands)	Price	(in thousands)	Price

Outstanding options, beginning of period	2,310	$10.98	2,249	$9.32
Granted	108	38.28	38	22.00
Exercised	(66)	7.75	(83)	4.02
Forfeited or expired	—	—	(17)	9.73

Outstanding options, end of period	2,352	$12.32	2,187	$9.74

Options exercisable, end of period	969	$8.16	624	$7.05

	Six months ended June 30,
	2006		2005
		Weighted		Weighted
		Average		Average
	Shares	Exercise	Shares	Exercise
	(in thousands)	Price	(in thousands)	Price

Outstanding options, beginning of period	2,125	$10.10	1,986	$7.97
Granted	381	23.17	377	17.08
Exercised	(132)	7.63	(141)	4.22
Forfeited or expired	(22)	13.86	(35)	10.85

Outstanding options, end of period	2,352	$12.32	2,187	$9.74

Options exercisable, end of period	969	$8.16	624	$7.05

Western Alliance Bancorporation and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
Note 7. Stock Options and Restricted Stock (continued)
     At June 30, 2006 and 2005, the weighted average remaining contractual terms of outstanding stock options were 7.0 years and 8.1 years, respectively. The weighted average contractual terms of vested stock options for the same dates were 6.4 years and 7.1 years, respectively. At June 30, 2006 and 2005, the aggregate intrinsic values (in thousands) of outstanding stock options were $52,821 and $34,269, respectively. At the same dates, the aggregate intrinsic values (in thousands) of vested stock options were $25,800 and $11,445, respectively.
     The total intrinsic values of options exercised during the three months ended June 30, 2006 and 2005 were (in thousands) $1,855 and $1,328, respectively. The total intrinsic values of options exercised during the six months ended June 30, 2006 and 2005 were (in thousands) $3,509 and $2,007, respectively.
     A summary of restricted stock award (RSA) activity under the Plan as of June 30, 2006 and 2005, and changes during the three and six months then ended is presented below:

	Three months ended June 30,
	2006		2005
		Weighted		Weighted
		Average		Average
	Shares	Exercise	Shares	Exercise
	(in thousands)	Price	(in thousands)	Price

Outstanding RSAs, beginning of period	140	$26.61	27	$16.50
Granted	98	36.01	—	—
Forfeited or expired	(9)	36.09	—	—

Outstanding RSAs, end of period	229	$30.26	27	$16.50

Vested RSAs, end of period	5	$16.50	—	$—

	Six months ended June 30,
	2006		2005
		Weighted		Weighted
		Average		Average
	Shares	Grant-date	Shares	Exercise
	(in thousands)	Fair Value	(in thousands)	Price
Outstanding RSAs, beginning of period	27	$16.50	—	$—
Granted	214	32.20	27	16.50
Forfeited or expired	(12)	33.90	—	—

Outstanding RSAs, end of period	229	$30.26	27	$16.50

Vested RSAs, end of period	5	$16.50	—	$—

     At June 30, 2006 and 2005, the aggregate intrinsic values of restricted stock awards outstanding (in thousands) are $1,035 and $240, respectively.

Western Alliance Bancorporation and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
Note 7. Stock Options and Restricted Stock (continued)
     A summary of the status of the Company’s nonvested shares (stock options and restricted stock) as of June 30, 2006 and changes during the three and six months then ended is presented below:

	Three months ended June 30,		Six months ended June 30,
	2006		2006
		Weighted-		Weighted-
		Average		Average
	Shares	Grant-Date	Shares	Grant-Date
Nonvested Stock Options	(in thousands)	Fair Value	(in thousands)	Fair Value

Nonvested at beginning of period	1,387	$3.54	1,341	$2.95
Granted	108	12.39	381	15.80
Vested	(104)	2.41	(309)	12.63
Forfeited	—	—	(22)	3.75
Nonvested at end of period	1,391	4.31	1,391	4.31

Nonvested Restricted Stock

Nonvested at beginning of period	140	$26.61	27	$16.50
Granted	98	36.01	214	32.20
Vested	(5)	16.50	(5)	16.50
Forfeited	(9)	36.09	(12)	33.90
Nonvested at end of period	224	30.57	224	30.57

     As of June 30, 2006, there was (in thousands) $8,484 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted average period of 3.3 years. The total fair value of shares and options vested during the three months ended June 30, 2006 and 2005 was (in thousands) $249 and $249, respectively. The total fair value of shares and options vested during the six months ended June 30, 2006 and 2005 was (in thousands) $4,011 and $249, respectively.

Western Alliance Bancorporation and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
Note 8. Segment Information
     The following is a summary of selected operating segment information as of and for the periods ended June 30, 2006 and 2005:

	Bank	Alliance Bank	Torrey Pines		Intersegment	Consolidated
	of Nevada*	of Arizona	Bank	Other	Eliminations	Company

At June 30, 2006:
Assets	$2,841,599	$605,334	$478,081	$438,853	$(474,246)	$3,889,621
Gross loans and deferred fees	1,907,239	494,367	381,055	—	(10,000)	2,772,661
Less: Allowance for loan losses	(21,972)	(6,138)	(4,048)	—	—	(32,158)

Net loans	1,885,267	488,229	377,007	—	(10,000)	2,740,503

Deposits	2,320,807	493,972	397,668	—	(14,088)	3,198,359
Stockholders’ equity	318,921	47,882	36,464	374,860	(411,017)	367,110
Three Months Ended June 30, 2006:
Net interest income	$28,663	$6,382	$5,551	$(1,053)	$—	$39,543
Provision for loan losses	1,927	148	381	—	—	2,456

Net interest income after provision for loan losses	26,736	6,234	5,170	(1,053)	—	37,087
Noninterest income	1,873	665	408	15,033	(13,497)	4,482
Noninterest expense	(13,133)	(4,849)	(3,598)	(3,320)	330	(24,570)

Income before income taxes	15,476	2,050	1,980	10,660	(13,167)	16,999
Income tax expense	5,314	807	816	(815)	—	6,122

Net income	$10,162	$1,243	$1,164	$11,475	$(13,167)	$10,877

Six Months Ended June 30, 2006:
Net interest income	$47,357	$12,177	$10,528	$(1,125)	$—	$68,937
Provision for loan losses	1,714	682	602	—	—	2,998

Net interest income after provision for loan losses	45,643	11,495	9,926	(1,125)	—	65,939
Noninterest income	3,490	1,031	675	25,533	(22,750)	7,979
Noninterest expense	(23,158)	(9,235)	(6,785)	(5,574)	662	(44,090)

Income before income taxes	25,975	3,291	3,816	18,834	(22,088)	29,828
Income tax expense	8,774	1,284	1,562	(1,107)	—	10,513

Net income	$17,201	$2,007	$2,254	$19,941	$(22,088)	$19,315

Western Alliance Bancorporation and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
Note 8. Segment Information (continued)

	Bank	Alliance Bank	Torrey Pines		Intersegment	Consolidated
	of Nevada*	of Arizona	Bank	Other	Eliminations	Company

At June 30, 2005:
Assets	$1,727,081	$474,712	$334,024	$262,150	$(176,623)	$2,621,344
Gross loans and deferred fees	930,543	307,419	215,333	—	—	1,453,295
Less: Allowance for loan losses	(11,211)	(4,318)	(2,589)	—	—	(18,118)

Net loans	919,332	303,101	212,744	—	—	1,435,177

Deposits	1,469,651	426,576	295,043	—	(1,716)	2,189,554
Stockholders’ equity	103,858	37,420	27,036	229,404	(175,229)	222,489
Three Months Ended June 30, 2005:
Net interest income	$16,961	$4,523	$3,376	$(478)	$—	$24,382
Provision for loan losses	482	424	281	—	—	1,187

Net interest income after provision for loan losses	16,479	4,099	3,095	(478)	—	23,195
Noninterest income	1,232	403	152	8,381	(7,250)	2,918
Noninterest expense	(8,644)	(3,209)	(2,548)	(1,819)	253	(15,967)

Income before income taxes	9,067	1,293	699	6,084	(6,997)	10,146
Income tax expense	3,099	520	294	(320)	—	3,593

Net income	$5,968	$773	$405	$6,404	$(6,997)	$6,553

Six Months Ended June 30, 2005:
Net interest income	$32,793	$8,341	$6,185	$(923)	$—	$46,396
Provision for loan losses	1,441	902	591	—	—	2,934

Net interest income after provision for loan losses	31,352	7,439	5,594	(923)	—	43,462
Noninterest income	2,455	529	276	15,766	(13,524)	5,502
Noninterest expense	(16,752)	(5,896)	(4,817)	(3,528)	453	(30,540)

Income before income taxes	17,055	2,072	1,053	11,315	(13,071)	18,424
Income tax expense	5,770	828	424	(472)	—	6,550

Net income	$11,285	$1,244	$629	$11,787	$(13,071)	$11,874

* — Known as BankWest of Nevada until April 29, 2006

Western Alliance Bancorporation and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
Note 9. Employee Defalcation
     On July 26, 2006, the Company identified evidence of an employee defalcation pertaining to certain accounts at a branch office of its Bank of Nevada (formerly BankWest of Nevada) subsidiary. The alleged defalcation involved improper draws and payments on legitimate notes and the creation of fraudulent loans, resulting in fraudulent balances and the potential for legitimate loans with undetected credit problems. The Company understands the employee made payments on impaired credits to avoid scrutiny of other loans in the affected portfolio. The Company is reflecting an estimate of the loss resulting from this defalcation in its results of operations for the three months ended June 30, 2006, as reported herein.
     Although investigation of the fraud is still underway, the Company has recognized a net pretax loss of $898,000, including loan losses from impaired credits which were being concealed from management of $527,000 as well as other operating losses from fraudulent loans of $371,000. This amount is net of restitution the Company has secured from the former employee, which include cash payments, assignments of proceeds from the liquidation of certain retirement and profit sharing plans, and the former employee’s personal residence. While we do not currently believe our losses will materially exceed the amount accrued in our results of operations for the three months ended June 30, 2006, we will not have a definitive quantification of the loss until we complete an internal investigation by the end of the third quarter of 2006. In addition, the Company maintains an insurance policy which management believes covers the Company’s fraud losses from this incident.
Note 10. Subsequent Events
          In July 2006, the Company issued a Private Placement Offering Memorandum with the intent of issuing $10,000,000 in common stock. The offering has not been completed as of the date of this filing. The proceeds from this offering will be used to capitalize the proposed de novo bank in Oakland, California.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The following discussion should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 and our unaudited consolidated financial statements and related footnotes in the Quarterly Report on Form 10-Q. Unless the context requires otherwise, the terms “Company”, “us”, “we”, and “our” refer to Western Alliance Bancorporation on a consolidated basis.
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
Overview
     During the second quarter of 2006, we remained focused on increasing our earnings through growth of our interest earning assets funded with low-cost deposits. Organic loan growth for the quarter ended June 30, 2006 was $181.6 million, or 9.3%, as compared to $121.5 million, or 9.1% for the same period in 2005. At June 30, 2006, gross loans acquired in the Intermountain and Bank of Nevada mergers were $642.5 million. Organic deposit growth was $57.5 million, or 2.3%, for the three months ended June 30, 2006, compared to $170.9 million, or 8.5% for the same period in 2005. Total deposits acquired in the Intermountain and Bank of Nevada mergers were $605.6 million. We reported net income of $11.0 million, or $0.38 per diluted share, for the quarter ended June 30, 2006, as compared to $6.6 million, or $0.32 per diluted share, for the same period in 2005. The increase in earnings is primarily due to higher net interest income, due primarily to an increase in loans and the increase in interest rates. The provision for loan losses increased $742,000 from the three months ended June 30, 2005 to the same period in 2006, due to stronger loan growth. Non-interest income for the quarter ended June 30, 2006 increased 53.6% from the same period in the prior year, due to increases in trust and investment advisory fees, service charges and income from bank owned life insurance. Non-interest expense for the quarter ended June 30, 2006 increased 55.1% from the same period in 2005, due primarily to increases in salaries and benefits, occupancy and customer service costs caused by continued branch expansion and the acquisitions of Nevada First Bank and Bank of Nevada.
     Selected financial highlights are presented in the table below.

Western Alliance Bancorporation and Subsidiaries
Summary Consolidated Financial Data
Unaudited

		At or for the three months			For the six months
		ended June 30,			ended June 30,
	2006	2005	Change %	2006	2005	Change %

Selected Balance Sheet Data:
($ in millions)
Total assets	$3,889.6	$2,621.3	48.4%
Gross loans, including net deferred fees	2,772.7	1,453.3	90.8
Securities	586.9	695.4	(15.6)
Federal funds sold	86.8	212.2	(59.1)
Deposits	3,198.4	2,189.6	46.1
Customer repurchase agreements	138.5	55.3	150.5
Borrowings	88.1	113.7	(22.5)
Junior subordinated and subordinated debt	81.9	30.9	165.0
Stockholders’ equity	367.1	222.5	65.0

Selected Income Statement Data:
($ in thousands)
Interest income	$59,382	$31,812	86.7%	$101,578	$60,235	68.6%
Interest expense	19,839	7,430	167.0	32,641	13,839	135.9

Net interest income	39,543	24,382	62.2	68,937	46,396	48.6
Provision for loan losses	2,456	1,187	106.9	2,998	2,934	2.2

Net interest income after provision for loan losses	37,087	23,195	59.9	65,939	43,462	51.7
Non-interest income	4,482	2,918	53.6	7,979	5,502	45.0
Non-interest expense	24,570	15,967	53.9	44,090	30,540	44.4

Income before income taxes	16,999	10,146	67.5	29,828	18,424	61.9
Income tax expense	6,122	3,593	70.4	10,513	6,550	60.5

Net Income	$10,877	$6,553	66.0	$19,315	$11,874	62.7

Common Share Data:
Net income per share:
Basic	$0.41	$0.35	17.1%	$0.79	$0.65	21.5%
Diluted	0.38	0.32	18.8	0.71	0.59	20.3
Book value per share	13.81	9.99	38.2
Tangible book value per share	8.34	9.75	(14.4)
Average shares outstanding (in thousands):
Basic	26,295	18,471	42.4	24,589	18,369	33.9
Diluted	28,983	20,467	41.6	27,169	20,243	34.2
Common shares outstanding	26,586	22,274	19.4

Selected Performance Ratios:
Return on average assets (1)	1.16%	1.10%	5.6%	1.18%	1.05%	12.4%
Return on average stockholders’ equity (1)	12.02	17.71	(32.1)	12.72	16.53	(23.0)
Return on average tangible stockholders’ equity (1)	18.63	18.37	1.4	16.30	17.16	(5.0)
Net interest margin (1)	4.72	4.39	7.5	4.64	4.38	6.0
Net interest spread	3.62	3.59	0.9	3.56	3.62	(1.6)
Efficiency ratio	55.81	58.49	(4.6)	57.32	58.85	(2.6)
Loan to deposit ratio	86.69	66.37	30.6

Capital Ratios:
Tangible Common Equity	5.9%	8.3%	(28.9)%
Leverage ratio	8.3	10.6	(21.7)
Tier 1 Risk Based Capital	9.3	13.5	(31.1)
Total Risk Based Capital	10.9	14.5	(24.8)

Asset Quality Ratios:
Net charge-offs to average loans outstanding (1)	0.02%	0.01%	100.0%	(0.01)%	0.01%	NA %
Non-accrual loans to gross loans	0.00	0.04	(100.0)
Non-accrual loans to total assets	0.00	0.03	(100.0)
Loans past due 90 days and still accruing to total loans	0.01	0.00	NA
Allowance for loan losses to gross loans	1.16	1.25	(7.0)
Allowance for loan losses to non-accrual loans	160790.00%	3150.96%

(1)	Annualized for the three and six month periods ended June 30, 2006 and 2005.

Primary Factors in Evaluating Financial Condition and Results of Operations
          As a bank holding company, we focus on several factors in evaluating our financial condition and results of operations, including:
•	Return on Average Equity, or ROE;

•	Return on Average Tangible Equity, or ROTE;

•	Return on Average Assets, or ROA;

•	Asset Quality;

•	Asset and Deposit Growth; and

•	Operating Efficiency.
          Return on Average Equity. Our net income for the three months ended June 30, 2006 increased 66.0% to $10.9 million compared to $6.6 million for the three months ended June 30, 2005. The increase in net income was due primarily to an increase in net interest income of $15.0 million, an increase in non-interest income of $1.6 million, offset by increases of $1.3 million and $8.6 million to the provision for loan losses and in other expenses, respectively. Basic earnings per share increased to $0.41 per share for the three months ended June 30, 2006 compared to $0.35 per share for the same period in 2005. Diluted earnings per share was $0.38 per share for the three month periods ended June 30, 2006, compared to $0.32 per share for the same period in 2005. The increase in net income offset by the increase in equity resulted in an ROE and ROTE of 12.02% and 18.63%, respectively, for the three months ended June 30, 2006 compared to 17.71% and 18.37%, respectively, for the three months ended June 30, 2005.
          Our net income for the six months ended June 30, 2006 increased 62.7% to $19.3 million compared to $11.9 million for the six months ended June 30, 2005. The increase in net income was due primarily to an increase in net interest income of $22.5 million and an increase in non-interest income of $2.5 million, offset by an increase of $13.6 million in other expenses. Basic earnings per share increased to $0.79 per share for the six months ended June 30, 2006 compared to $0.65 per share for the same period in 2005. Diluted earnings per share was $0.71 per share for the six month periods ended June 30, 2006, compared to $0.59 per share for the same period in 2005. The increase in net income offset by the increase in equity resulted in an ROE and ROTE of 12.72% and 16.30%, respectively, for the six months ended June 30, 2006 compared to 16.53% and 17.16%, respectively, for the six months ended June 30, 2005.
          Return on Average Assets. Our ROA for the three and six months ended June 30, 2006 increased to 1.16% and 1.18%, respectively, compared to 1.10% and 1.05%, respectively, for the same periods in 2005. The increases in ROA are primarily due to the increases in net income as discussed above.
          Asset Quality. For all banks and bank holding companies, asset quality plays a significant role in the overall financial condition of the institution and results of operations. We measure asset quality in terms of non-accrual and restructured loans and assets as a percentage of gross loans and assets, and net charge-offs as a percentage of average loans. Net charge-offs are calculated as the difference between charged-off loans and recovery payments received on previously charged-off loans. As of June 30, 2006, non-accrual loans were $20,000 compared to $503,000 at June 30, 2005. Non-accrual loans as a percentage of gross loans were less than 0.01% as of June 30, 2006, compared to 0.03% as of June 30, 2005. For the three and six months ended June 30, 2006, net charge-offs/ (recoveries) as a percentage of average loans were 0.02% and (0.01%), respectively. For the same periods in 2005, net charge-offs as a percentage of average loans were 0.01% for each period.
     Asset Growth. The ability to produce loans and generate deposits is fundamental to our asset growth. Our assets and liabilities are comprised primarily of loans and deposits, respectively. Total assets increased 48.4% to $3.9 billion as of June 30, 2006 from $2.6 billion as of June 30, 2005. Gross loans grew 90.8% (46.6% organically) to $2.8 billion as of June 30, 2006 from $1.5 billion as of June 30, 2005. Total deposits increased 46.1% (18.4% organically) to $3.2 billion as of June 30, 2006 from $2.2 billion as of June 30, 2005.
     Operating Efficiency. Operating efficiency is measured in terms of how efficiently income before income taxes is generated as a percentage of revenue. Our efficiency ratio (non-interest expenses divided by the sum of net interest income and non interest income) was 55.8% for the three months ended June 30, 2006, compared to 58.5% for the same period in 2005. Our efficiency ratios for the six months ended June 30, 2006 and 2005 were 57.3% and 58.9%, respectively.
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
     Although we believe the level of the allowance as of June 30, 2006 was adequate to absorb probable losses in the loan portfolio, a decline in local economic or other factors could result in increasing losses that cannot be reasonably estimated at this time. Also, we have not completed our analysis of the loan portfolio affected by the defalcation, as discussed below and as such, additional losses could result.
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
     As of June 30, 2006, there was (in thousands) $8,484 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted average period of 3.3 years.
     Intangible assets. We closed our acquisitions of Intermountain First Bancorp and Bank of Nevada on March 31 and April 29, 2006, respectively. A portion of the purchase prices of Intermountain First Bancorp and Bank of Nevada have been allocated to core deposit intangible. These intangible assets are initially recorded at fair value as determined by a qualified independent valuation specialist engaged by management. We will amortize these intangible assets over their estimated useful lives. In addition, we will reassess the fair value of these assets each reporting period to determine whether any impairment losses should be recognized.
     Defalcation. On July 26, 2006, the Company identified evidence of an employee defalcation pertaining to certain accounts at a branch office of its Bank of Nevada (formerly BankWest of Nevada) subsidiary. The alleged defalcation involved improper draws and payments on legitimate notes and the creation of fraudulent loans, resulting in fraudulent balances and the potential for legitimate loans with undetected credit problems. The Company understands the employee made payments on impaired credits to avoid scrutiny of other loans in the affected portfolio. The Company is reflecting an estimate of the loss resulting from this defalcation in its results of operations for the three months ended June 30, 2006, as reported herein.
     Although investigation of the fraud is still underway, the Company has recognized a net pretax loss of $898,000, including loan losses from impaired credits which were being concealed from management of $527,000 as well as other operating losses from fraudulent loans of $371,000. This amount is net of restitution the Company has secured from the former employee, which include cash payments, assignments of proceeds from the liquidation of certain retirement and profit sharing plans, and the former employee’s personal residence. While we do not currently believe our losses will materially exceed the amount accrued in our results of operations for the three months ended June 30, 2006, we will not have a definitive quantification of the loss until we complete an internal investigation by the end of the third quarter of 2006. In addition, the Company maintains an insurance policy which management believes covers the Company’s fraud losses from this incident.
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
     The following table sets forth a summary financial overview for the three and six months ended June 30, 2006 and 2005:

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2006	2005	Increase	2006	2005	Increase
	(in thousands, except per share amounts)
Consolidated Statement of Earnings Data:
Interest income	$59,382	$31,812	$27,570	$101,578	$60,235	$41,343
Interest expense	19,839	7,430	12,409	32,641	13,839	18,802

Net interest income	39,543	24,382	15,161	68,937	46,396	22,541
Provision for loan losses	2,456	1,187	1,269	2,998	2,934	64

Net interest income after provision for loan losses	37,087	23,195	13,892	65,939	43,462	22,477
Other income	4,482	2,918	1,564	7,979	5,502	2,477
Other expense	24,570	15,967	8,603	44,090	30,540	13,550

Net income before income taxes	16,999	10,146	6,853	29,828	18,424	11,404
Income tax expense	6,122	3,593	2,529	10,513	6,550	3,963

Net income	$10,877	$6,553	$4,324	$19,315	$11,874	$7,441

Earnings per share — basic	$0.41	$0.35	$0.06	$0.79	$0.65	$0.14

Earnings per share — diluted	$0.38	$0.32	$0.06	$0.71	$0.59	$0.12

     The 66.0% increase in net income in the three months ended June 30, 2006 compared to the same period in 2005 was attributable primarily to an increase in net interest income of $15.2 million and an increase in non-interest income of $1.6 million, offset by an increase of $8.6 million in other expenses and an increase to the provision for loan losses of $1.3 million. Net income for the six months ended June 30, 2006 increased 62.7% over the same period in 2005, which is due to an increase in net interest income of $22.5 million and an increase in non-interest income of $2.5 million, offset by an increase in non-interest expenses of $13.6 million. The increases in net interest income for the three and six months ended June 30, 2006 over the same periods for 2005 were the result of an increase in the volume of and yield earned on interest-earning assets, primarily loans.
     Net Interest Income and Net Interest Margin. The 62.2% increase in net interest income for the three months ended June 30, 2006 compared to the same period in 2005 was due to an increase in interest income of $27.6 million, reflecting the effect of an increase of $1.1 billion in average interest-bearing assets which was primarily funded with an increase of $960.4 million in average deposits, of which $227.0 million were non-interest bearing.
     Net interest income for the six months ended June 30, 2006 increased 48.6% over the same period in 2005. This was due to an increase in interest income of $22.5 million, reflecting the effect of an increase of $866.5 million in average interest-bearing assets which was primarily funded with increase of $747.7 million in average deposits, of which $185.8 million were non-interest bearing.
     The average yield on our interest-earning assets was 7.09% and 6.82% for the three and six months ended June 30, 2006, respectively, compared to 5.73% and 5.68% for the same periods in 2005. The increase in the yield on our interest-earning assets is a result of an increase in market rates, repricing on our adjustable rate loans, and new loans originated with higher interest rates due to the higher interest rate environment. Additionally, the loan portfolios of Nevada First Bank and Bank of Nevada, both of which were acquired in the six months ended June 30, 2006, generally yielded more than the loan portfolio held by the former BankWest of Nevada. Loans, which typically yield more than our other interest-bearing assets, increased as a percent of total interest-bearing assets from 62.0% for the three months ended June 30, 2005 to 79.9% for the same period in 2006.
     The cost of our average interest-bearing liabilities increased to 3.47% and 3.26% in the three and six months ended June 30, 2006, respectively, from 2.14% and 2.06% in the three and six months ended June 30, 2005, respectively, which is a result of higher rates paid on deposit accounts, borrowings and junior subordinated debt caused by the steady upward pressure on short-term interest rates driven by the Federal Open Market Committee’s (FOMC) rate increases. Due in part to our acquisitions, we have also seen a shift in our deposit mix whereby non-interest bearing deposits comprise a smaller percentage of our entire deposit portfolio, thus increasing our funding costs. Average non-interest bearing deposits as a percent of deposits declined from 41.2% for the three months ended June 30, 2005 to 35.6% for the same period in 2006.
     Despite the increase in our cost of funding, we have experienced steady margin expansion since the FOMC began raising interest rates. We anticipate that such expansion will become more difficult to achieve as long as the yield curve remains flat and alternate sources of funding such as subordinated debt become a more significant part of our funding mix. Furthermore, we expect modest margin contraction in the third quarter 2006 due to the mid-second quarter close of our acquisition of the former Bank of Nevada for cash, which was not reflected for the entire second quarter.
     Average Balances and Average Interest Rates. The tables below set forth balance sheet items on a daily average basis for the three and six months ended June 30, 2006 and 2005 and present the daily average interest rates earned on assets and the daily average interest rates paid on liabilities for such periods. Non-accrual loans have been included in the average loan balances. Securities include securities available for sale and securities held to maturity. Securities available for sale are carried at amortized cost for purposes of calculating the average rate received on taxable securities above. Yields on tax-exempt securities and loans are computed on a tax equivalent basis.

	Three Months Ended June 30,
($ in thousands)	2006			2005
			Average			Average
	Average		Yield/Cost	Average		Yield/Cost
	Balance	Interest	(6)	Balance	Interest	(6)
Earning Assets
Securities:
Taxable	$599,310	$6,429	4.30%	$717,351	$7,115	3.98%
Tax-exempt (1)	10,081	116	6.68%	7,069	86	7.60%

Total securities	609,391	6,545	4.34%	724,420	7,201	4.01%
Federal funds sold and other	47,823	619	5.19%	109,571	838	3.07%
Loans (1) (2) (3)	2,688,362	52,004	7.76%	1,382,956	23,589	6.84%
Federal Home Loan Bank stock	18,396	214	4.67%	13,037	184	5.66%

Total earnings assets	3,363,972	59,382	7.09%	2,229,984	31,812	5.73%
Non-earning Assets
Cash and due from banks	109,484			79,587
Allowance for loan losses	(30,048)			(17,535)
Bank-owned life insurance	54,376			26,569
Other assets	249,458			64,411

Total assets	$3,747,242			$2,383,016

Interest Bearing Liabilities
Sources of Funds
Interest-bearing deposits:
Interest checking	265,212	1,703	2.58%	109,568	162	0.59%
Savings and money market	1,176,374	8,818	3.01%	804,451	3,866	1.93%
Time deposits	484,640	4,896	4.05%	278,856	1,810	2.60%

Total interest-bearing deposits	1,926,226	15,417	3.21%	1,192,875	5,838	1.96%
Short-term borrowings	220,515	2,476	4.50%	106,628	682	2.57%
Long-term debt	88,090	808	3.68%	59,300	402	2.72%
Junior and subordinated debt	56,818	1,138	8.03%	30,928	508	6.59%

Total interest-bearing liabilities	2,291,649	19,839	3.47%	1,389,731	7,430	2.14%
Non-interest Bearing Liabilities
Noninterest-bearing demand deposits	1,063,756			836,737
Other liabilities	28,919			8,152
Stockholders’ equity	362,918			148,396

Total liabilities and stockholders’ equity	$3,747,242			$2,383,016

Net interest income and margin (4)		$39,543	4.72%		$24,382	4.39%

Net interest spread (5)			3.62%			3.59%

(1)	Yields on loans and securities have been adjusted to a tax equivalent basis.

(2)	Net loan fees of $492,000 and $318,000 are included in the yield computation for June 30, 2006 and 2005, respectively.

(3)	Includes average non-accrual loans of $20,000 in 2006 and $551,000 in 2005.

(4)	Net interest margin is computed by dividing net interest income by total average earning assets.

(5)	Net interest spread represents average yield earned on interest-earning assets less the average rate paid on interest-bearing liabilities.

(6)	Annualized.

	Six Months Ended June 30,
($ in thousands)	2006			2005
			Average			Average
	Average		Yield/Cost	Average		Yield/Cost
	Balance	Interest	(6)	Balance	Interest	(6)
Earning Assets
Securities:
Taxable	$608,200	$12,956	4.30%	$740,325	$14,784	4.03%
Tax-exempt (1)	32,248	579	5.18%	7,069	171	7.62%

Total securities	640,448	13,535	4.34%	747,394	14,955	4.06%
Federal funds sold and other	37,917	902	4.80%	72,739	1,051	2.91%
Loans (1) (2) (3)	2,313,970	86,758	7.56%	1,308,841	43,923	6.77%
Federal Home Loan Bank stock	16,434	383	4.70%	13,298	306	4.64%

Total earnings assets	3,008,769	101,578	6.82%	2,142,272	60,235	5.68%
Non-earning Assets
Cash and due from banks	96,335			75,476
Allowance for loan losses	(25,936)			(16,570)
Bank-owned life insurance	53,219			26,424
Other assets	176,774			61,639

Total assets	$3,309,161			$2,289,241

Interest Bearing Liabilities
Sources of Funds
Interest-bearing deposits:
Interest checking	193,466	1,920	2.00%	104,503	259	0.50%
Savings and money market	1,077,155	15,329	2.87%	759,571	6,881	1.83%
Time deposits	419,856	8,092	3.89%	264,423	3,217	2.45%

Total interest-bearing deposits	1,690,477	25,341	3.02%	1,128,497	10,357	1.85%
Short-term borrowings	201,122	4,174	4.19%	135,735	1,708	2.54%
Long-term debt	80,841	1,421	3.54%	59,300	800	2.72%
Junior subordinated debt	43,944	1,705	7.82%	30,928	974	6.35%

Total interest-bearing liabilities	2,016,384	32,641	3.26%	1,354,460	13,839	2.06%
Non-interest Bearing Liabilities
Noninterest-bearing demand deposits	965,715			779,965
Other liabilities	20,826			9,972
Stockholders’ equity	306,236			144,844

Total liabilities and stockholders’ equity	$3,309,161			$2,289,241

Net interest income and margin (4)		$68,937	4.64%		$46,396	4.38%

Net interest spread (5)			3.56%			3.62%

(1)	Yields on loans and securities have been adjusted to a tax equivalent basis.

(2)	Net loan fees of $700,000 and $615,000 are included in the yield computation for June 30, 2006 and 2005, respectively.

(3)	Includes average non-accrual loans of $71,000 in 2006 and $728,000 in 2005.

(4)	Net interest margin is computed by dividing net interest income by total average earning assets.

(5)	Net interest spread represents average yield earned on interest-earning assets less the average rate paid on interest-bearing liabilities.

(6)	Annualized.

          Net Interest Income. The table below demonstrates the relative impact on net interest income of changes in the volume of earning assets and interest-bearing liabilities and changes in rates earned and paid by us on such assets and liabilities. For purposes of this table, non-accrual loans have been included in the average loan balances.

	Three Months Ended June 30,			Six Months Ended June 30,
	2006 v. 2005			2006 v. 2005
	Increase (Decrease)			Increase (Decrease)
	Due to Changes in (1)			Due to Changes in (1)
	Volume	Rate	Total	Volume	Rate	Total
	(in thousands)
Interest on securities:
Taxable	$(1,266)	$580	$(686)	$(2,815)	$987	$(1,828)
Tax-exempt	35	(5)	30	452	(44)	408
Federal funds sold	(799)	580	(219)	(828)	679	(149)
Loans	25,252	3,163	28,415	37,685	5,150	42,835
Other investment	62	(32)	30	73	4	77

Total interest income	23,284	4,286	27,570	34,567	6,776	41,343

Interest expense:
Interest checking	999	542	1,541	883	778	1,661
Savings and Money market	2,788	2,164	4,952	4,520	3,928	8,448
Time deposits	2,079	1,007	3,086	2,996	1,879	4,875
Short-term borrowings	1,279	515	1,794	1,357	1,109	2,466
Long-term debt	264	142	406	379	242	621
Junior subordinated debt	519	111	630	505	226	731

Total interest expense	7,928	4,481	12,409	10,640	8,162	18,802

Net increase	$15,356	$(195)	$15,161	$23,927	$(1,386)	$22,541

(1)	Changes due to both volume and rate have been allocated to volume changes.
          Provision for Loan Losses. The provision for loan losses in each period is reflected as a charge against earnings in that period. The provision is equal to the amount required to maintain the allowance for loan losses at a level that, in our judgment, is adequate to absorb probable loan losses inherent in the loan portfolio.
          Our provision for loan losses was $2.5 million and $3.0 million for the three and six months ended June 30, 2006, respectively, compared to $1.2 million and $2.9 million the same periods in 2005. Factors that impact the provision for loan losses are net charge-offs or recoveries, changes in the size of the loan portfolio, and the recognition of changes in current risk factors. For the three and six months ended June 30, 2006, the provision includes the impact of $542,000 in charged-off credits associated with the employee defalcation.
          Non-Interest Income. We earn non-interest income primarily through fees related to:
•	Trust and investment advisory services,

•	Services provided to deposit customers, and

•	Services provided to current and potential loan customers.
          The following tables present, for the periods indicated, the major categories of non-interest income:

	Three Months Ended			Six Months Ended
	June 30,		Increase	June 30,		Increase
	2006	2005	(Decrease)	2006	2005	(Decrease)
	(in thousands)
Trust and investment advisory services	$1,862	$1,347	$515	$3,438	$2,660	$778
Service charges	867	641	226	1,536	1,196	340
Income from bank owned life insurance	609	293	316	1,221	582	639
Investment securities losses, net	—	—	—	—	69	(69)
Other	1,144	637	507	1,784	995	789

Total non-interest income	$4,482	$2,918	$1,564	$7,979	$5,502	$2,477

          The $1.6 million and $2.5 million, or 53.6% and 45.0%, respectively, increases in non-interest income from the three and six months ended June 30, 2005 to the same periods in 2006 were due primarily to increases in Miller/Russell investment advisory revenues and income from bank owned life insurance. Assets under management at Miller/Russell were up 41.4% from June 30, 2005 to June 30, 2006, causing the increase in revenues. During the third quarter of 2005, we purchased $24.0 million in bank owned life insurance.
          Non-Interest Expense. The following table presents, for the periods indicated, the major categories of non-interest expense:

	Three Months Ended			Six Months Ended
	June 30,		Increase	June 30,		Increase
	2006	2005	(Decrease)	2006	2005	(Decrease)
	(in thousands)
Salaries and employee benefits	$13,532	$9,015	$4,517	$25,109	$17,508	$7,601
Occupancy	3,140	2,450	690	5,590	4,695	895
Customer service	1,963	965	998	3,212	1,673	1,539
Advertising and other business development	921	772	149	1,960	1,321	639
Legal, professional and director fees	777	512	265	1,422	996	426
Data processing	521	184	337	867	365	502
Audits and exams	520	361	159	926	761	165
Correspondent and wire transfer costs	438	407	31	839	803	36
Organizational costs	428	—	428	428	—	428
Supplies	372	239	133	657	500	157
Insurance	278	169	109	504	317	187
Telephone	251	196	55	457	363	94
Travel and automobile	196	130	66	339	255	84
Other	1,233	567	666	1,780	983	797

	$24,570	$15,967	$8,603	$44,090	$30,540	$13,550

          Non-interest expense grew $8.6 million and $13.6 million, respectively, from the three and six months ended June 30, 2005 to the same periods in 2006. These increases are attributable to our overall growth, and specifically to the acquisitions of Nevada First Bank and Bank of Nevada, opening of new branches and hiring of new relationship officers and other employees. At June 30, 2006, we had 717 full-time equivalent employees compared to 497 at June 30, 2005. The increase in salaries expenses related to the above totaled $4.5 million and $7.6 million, respectively, which is 52.5% and 56.1%, respectively, of the total increases in non-interest expenses.
          Occupancy expense increased $690,000 and $895,000, respectively, from the three and six months ended June 30, 2005 to the same periods in 2006 due to increased costs associated with new and acquired branches. At June 30, 2006 we operated 26 branch locations, compared with 13 at June 30, 2005.
          Customer service expense increased $998,000 and $1.5 million from the three and six month periods ended June 30, 2005 to the same periods in 2006 due to an increase in the analysis earnings credit rate used to calculate earnings credits accrued for the benefit of certain title company deposit accounts.
          During the three months ended June 30, 2006, we incurred $428,000 of organizational costs associated with a proposed de novo bank (Alta Alliance Bank [proposed]) in Oakland, California. We anticipate that such costs will continue through the third quarter of 2006, shortly after which we expect Alta Alliance Bank (proposed) to open.
          Other expenses increased $666,000, due to losses related to the defalcation of $371,000 and the overall growth of the Company.

          Other non-interest expense increased, in general, as a result of the growth in assets and operations for our three banking subsidiaries.
          Provision for Income Taxes. Our effective federal income tax rate was 36.1% and 35.3% for the three and six months ended June 30, 2006, respectively compared to 35.4% and 35.6%, respectively, for the same periods in 2005.
     Defalcation. On July 26, 2006, the Company identified evidence of an employee defalcation pertaining to certain accounts at a branch office of its Bank of Nevada (formerly BankWest of Nevada) subsidiary. The alleged defalcation involved improper draws and payments on legitimate notes and the creation of fraudulent loans, resulting in fraudulent balances and the potential for legitimate loans with undetected credit problems. The Company understands the employee made payments on impaired credits to avoid scrutiny of other loans in the affected portfolio. The Company is reflecting an estimate of the loss resulting from this defalcation in its results of operations for the three months ended June 30, 2006, as reported herein.
     Although investigation of the fraud is still underway, the Company has recognized a net pretax loss of $898,000, including loan losses from impaired credits which were being concealed from management of $527,000 as well as other operating losses from fraudulent loans of $371,000. This amount is net of restitution the Company has secured from the former employee, which include cash payments, assignments of proceeds from the liquidation of certain retirement and profit sharing plans, and the former employee’s personal residence. While we do not currently believe our losses will materially exceed the amount accrued in our results of operations for the three months ended June 30, 2006, we will not have a definitive quantification of the loss until we complete an internal investigation by the end of the third quarter of 2006. In addition, the Company maintains an insurance policy which management believes covers the Company’s fraud losses from this incident.
Financial Condition
Total Assets
          On a consolidated basis, our total assets as of June 30, 2006 and December 31, 2005 were $3.9 billion and $2.9 billion, respectively. The overall increase from December 31, 2005 to June 30, 2006 of $1.0 billion, or 36.1%, was due primarily to the acquisition of Intermountain First Bancorporation and Bank of Nevada on March 31, 2006 and April 29, 2006, respectively. At June 30, 2006, assets acquired through the Intermountain and Bank of Nevada mergers totaled $845.4 million and gross loans acquired totaled $642.5 million. Assets experienced organic growth during the same period of $187.7 million, or 6.6%, including loan growth of $334.8 million, or 18.7%.
Loans
          Our gross loans including deferred loan fees on a consolidated basis as of June 30, 2006 and December 31, 2005 were $2.8 billion and $1.8 billion, respectively. Our overall growth in loans from December 31, 2005 to June 30, 2006 reflects our acquisitions of Intermountain First Bancorporation and Bank of Nevada and is consistent with our focus and strategy to grow our loan portfolio by focusing on markets which we believe have attractive growth prospects.
          The following table shows the amounts of loans outstanding by type of loan at the end of each of the periods indicated.

	June 30,	December 31,
	2006	2005
	(in thousands)
Construction and land development	$769,231	$432,668
Commercial real estate	1,061,040	727,210
Residential real estate	350,686	272,861
Commercial and industrial	568,777	342,452
Consumer	26,665	20,434
Net deferred loan fees	(3,738)	(2,288)

Gross loans, net of deferred fees	2,772,661	1,793,337
Less: Allowance for loan losses	(32,158)	(21,192)

	$2,740,503	$1,772,145

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

	June 30,	December 31,
	2006	2005
	($ in thousands)
Total non-accrual loans	$20	$107
Loans past due 90 days or more and still accruing	213	34
Restructured loans	—	—
Other real estate owned (OREO)	—	—
Non-accrual loans to gross loans	0.00%	0.00%
Loans past due 90 days or more and still accruing to total loans	0.01	0.00
Interest income received on nonaccrual loans	$0	$1
Interest income that would have been recorded under the original terms of the loans	1	10
          As of June 30, 2006 and December 31, 2005, non-accrual loans totaled $20,000 and $107,000, respectively.

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
          The following table summarizes the activity in our allowance for loan losses for the periods indicated:

	Three months ended		Six months ended
	June 30,		June 30,
	2006	2005	2006	2005
	($ in thousands)
Allowance for loan losses:
Balance at beginning of period	$27,689	$17,114	$21,192	$15,271
Acquisitions	2,488	—	8,365	—
Provisions charged to operating expenses	2,456	1,187	2,998	2,934
Recoveries of loans previously charged-off:
Construction and land development	—	—	—	—
Commercial real estate	—	—	—	—
Residential real estate	—	—	5	3
Commercial and industrial	99	19	227	149
Consumer	21	1	51	6

Total recoveries	120	20	283	158
Loans charged-off:
Construction and land development	—	—	—	—
Commercial real estate	—	—	—	—
Residential real estate	—	—	—	—
Commercial and industrial	594	107	677	125
Consumer	1	96	3	120

Total charged-off	595	203	680	245
Net recoveries	475	183	397	87

Balance at end of period	$32,158	$18,118	$32,158	$18,118

Net charge-offs to average loans outstanding	0.02%	0.01%
Allowance for loan losses to gross loans	1.16	1.25
     Net charge-offs totaled $475,000 and $183,000 for the three months ended June 30, 2006 and 2005, respectively. For the six months ended June 30, 2006 and 2005, net charge-offs totaled $397,000 and $87,000, respectively. The provision for loan losses totaled $2.5 million and $3.0 million for the three and six months ended June 30, 2006, respectively, compared to $1.2 million and $2.9 million for the same periods in 2005.
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
     We use our investment securities portfolio to ensure liquidity for cash requirements, manage interest rate risk, provide a source of income and to manage asset quality. The carrying value of our investment securities as of June 30, 2006 totaled $586.9 million, compared to $748.5 million at December 31, 2005. The decrease experienced from December 31, 2005 to June 30, 2006 was a result of the maturity of our Auction Rate Securities portfolio and called U.S. Government-sponsored agency obligations.
     The carrying value of our portfolio of investment securities at June 30, 2006 and December 31, 2005 was as follows:

	Carrying Value
	At June 30,	At December 31,
	2006	2005
	(in thousands)
U.S. Treasury securities	$3,481	$3,498
U.S. Government-sponsored agencies	82,327	137,578
Mortgage-backed obligations	469,292	519,858
SBA Loan Pools	407	426
State and Municipal obligations	10,500	7,128
Auction rate securities	—	67,999
Other	20,928	12,046

Total investment securities	$586,935	$748,533

     We had a concentration of U.S. Government sponsored agencies and mortgage-backed securities during the three and six months ended June 30, 2006 and the year ended December 31, 2005. The aggregate carrying value and aggregate fair value of these securities at June 30, 2006 and December 31, 2005 was as follows:

	June 30,	December 31,
	2006	2005
	(in thousands)
Aggregate carrying value	$551,619	$657,436

Aggregate fair value	$547,322	$654,636

Goodwill and other intangible assets
     Primarily as a result of the acquisitions of Intermountain First Bancorporation and Bank of Nevada in the six months ended June 30, 2006, we recorded goodwill of $126.7 million and core deposit intangible assets of $13.8 million. These amounts are subject to change when the determination of the asset and liability values is finalized within one year from the respective merger dates.
Deposits
     Deposits have historically been the primary source for funding our asset growth. As of June 30, 2006, total deposits were $3.2 billion, compared to $2.4 billion as of December 31, 2005. Deposits acquired as a result of the acquisitions of Intermountain First Bancorporation and Bank of Nevada totaled $605.6 million. The remaining organic increase in total deposits is attributable to our ability to attract a stable base of low-cost deposits. As of June 30, 2006, non-interest bearing deposits were $1.2 billion, compared to $980.0 million as of December 31, 2005. Approximately $366.5 million of total deposits, or 11.5%, as of June 30, 2006 consisted of non-interest bearing demand accounts maintained by title insurance companies. Interest-bearing accounts have also experienced growth. As of June 30, 2006, interest-bearing deposits were $2.0 billion, compared to $1.4 billion as of December 31, 2005. Interest-bearing deposits are comprised of NOW accounts, savings and money market accounts, certificates of deposit under $100,000, and certificates of deposit over $100,000.
     The average balances and weighted average rates paid on deposits for the three and six months ended June 30, 2006 and 2005 are presented below:

	Three months ended		Six months ended
	June 30, 2006		June 30, 2006
	Average Balance/Rate		Average Balance/Rate
	($ in thousands)
Interest checking (NOW)	$265,212	2.58%	$193,466	2.00%
Savings and money market	1,176,374	3.01	1,077,155	2.87
Time	484,640	4.05	419,856	3.89

Total interest-bearing deposits	1,926,226	3.21	1,690,477	3.02
Non-interest bearing demand deposits	1,063,756	—	779,965	—

Total deposits	$2,989,982	2.07%	$2,470,442	1.92%

Contractual Obligations and Off-Balance Sheet Arrangements
     We routinely enter into contracts for services in the conduct of ordinary business operations which may require payment for services to be provided in the future and may contain penalty clauses for early termination of the contracts. To meet the financing needs of our customers, we are also parties to financial instruments with off-balance sheet risk including commitments to extend credit and standby letters of credit. We have also committed to irrevocably and unconditionally guarantee the following payments or distributions with respect to the holders of preferred securities to the extent that BankWest Nevada Trust I, BankWest Nevada Trust II, WAL Trust No. 1 and Intermountain First Statutory Trust I have not made such payments or distributions: (i) accrued and unpaid distributions, (ii) the redemption price, and (iii) upon a dissolution or termination of the trust, the lesser of the liquidation amount and all accrued and unpaid distributions and the amount of assets of the trust remaining available for distribution. We do not believe that these off-balance sheet arrangements have or are reasonably likely to have a material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources. However, there can be no assurance that such arrangements will not have a future effect.
     Long-Term Borrowed Funds. We also have entered into long-term contractual obligations consisting of advances from Federal Home Loan Bank (FHLB). These advances are secured with collateral generally consisting of securities or loans. As of June 30, 2006, these long-term FHLB advances totaled $78.3 million and will mature by December 31, 2012.
     We have issued $20.0 million in floating rate unsecured subordinated debt. The debt requires quarterly interest payments and matures in September 2016.
     Our commitments associated with outstanding letters of credit, commitments to extend credit, and credit card guarantees as of June 30, 2006 are summarized below. Since commitments associated with letters of credit and commitments to extend credit may expire unused, the amounts shown do not necessarily reflect the actual future cash funding requirements.

	June 30,	December 31,
	2006	2005
	(in thousands)
Commitments to extend credit, including unsecured loan commitments of $239,218 in 2006 and $111,522 in 2005	$1,133,067	$750,349
Credit card guarantees	7,008	7,616
Standby letters of credit, including unsecured letters of credit of $15,288 in 2006 and $4,550 in 2005	45,028	28,720

	$1,185,103	$786,685

     Short-Term Borrowed Funds. Short-term borrowed funds are used to support liquidity needs created by seasonal deposit flows, to temporarily satisfy funding needs from increased loan demand, and for other short-term purposes. Certain of these short-term borrowed funds consist of advances from FHLB. The borrowing capacity at FHLB is determined based on collateral pledged, generally consisting of securities, at the time of borrowing. We also have borrowings from other sources pledged by securities including securities sold under agreements to repurchase, which are reflected at the amount of cash received in connection with the transaction, and may require additional collateral based on the fair value of the underlying securities. As of June 30, 2006, total short-term borrowed funds were $138.5 million compared to total short-term borrowed funds of $85.2 million as of December 31, 2005.
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

     The following table provides a comparison of our risk-based capital ratios and leverage ratios to the minimum regulatory requirements as of June 30, 2006.

			Adequately-		Minimum For
			Capitalized		Well-Capitalized
	Actual		Requirements		Requirements
	($ in thousands)
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2006
Total Capital (to Risk Weighted Assets)
Bank of Nevada	$238,098	10.6%	$180,005	8.0%	$225,006	10.0%
Alliance Bank of Arizona	60,733	10.7	45,396	8.0	56,745	10.0
Torrey Pines Bank	46,399	11.1	33,464	8.0	41,831	10.0
Company	352,311	10.9	257,897	8.0	322,371	10.0

Tier I Capital (to Risk Weighted Assets)
Bank of Nevada	195,423	8.7	90,002	4.0	135,003	6.0
Alliance Bank of Arizona	49,515	8.7	22,698	4.0	34,047	6.0
Torrey Pines Bank	37,351	8.9	16,732	4.0	25,098	6.0
Company	299,303	9.3	128,948	4.0	193,423	6.0

Leverage ratio (to Average Assets)
Bank of Nevada	195,423	7.5	104,715	4.0	130,893	5.0
Alliance Bank of Arizona	49,515	8.4	23,594	4.0	29,492	5.0
Torrey Pines Bank	37,351	8.0	18,602	4.0	23,253	5.0
Company	299,303	8.3	144,267	4.0	180,334	5.0
     The holding company and all of the banks were well capitalized as of June 30, 2006 and December 31, 2005.
Liquidity
     The ability to have readily available funds sufficient to repay fully maturing liabilities is of primary importance to depositors, creditors and regulators. Our liquidity, represented by cash and due from banks, federal funds sold and available-for-sale securities, is a result of our operating, investing and financing activities and related cash flows. In order to ensure funds are available at all times, on at least a quarterly basis, we project the amount of funds that will be required and maintain relationships with a diversified customer base so funds are accessible. Liquidity requirements can also be met through short-term borrowings or the disposition of short-term assets. We have borrowing lines at correspondent banks totaling $122.4 million. In addition, securities and loans are pledged to the FHLB totaling $314.9 million on total borrowings from the FHLB of $78.3 million as of June 30, 2006. As of June 30, 2006, we had $21.5 million in securities available to be sold or pledged to the FHLB.
     We have a formal liquidity policy, and in the opinion of management, our liquid assets are considered adequate to meet our cash flow needs for loan funding and deposit cash withdrawal for the next 60 to 90 days. At June 30, 2006, we had $691.6 million in liquid assets comprised of $224.3 million in cash and cash equivalents (including federal funds sold of $86.8 million) and $470.6 million in securities available-for-sale.
     The merger with Intermountain First Bancorporation, which closed on March 31, 2006, resulted in a cash outlay of $6.8 million in the second quarter of 2006. The acquisition of Bank of Nevada, which closed on April 29, 2006, resulted in a cash outlay of $74.0 million in the second quarter of 2006. These outlays were funded with cash on hand, the issuance of $20.0 million of trust preferred securities and a drawdown of $10.0 million on an available line of credit. The line of credit was paid off in the second quarter of 2006 and we issued $20 million in subordinated debt at our Bank of Nevada subsidiary.
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
     Our liquidity is comprised of three primary classifications: (i) cash flows from operating activities; (ii) cash flows used in investing activities; and (iii) cash flows provided by financing activities. Net cash provided by operating activities consists primarily of net income adjusted for changes in certain other asset and liability accounts and certain non-cash income and expense items such as the loan loss provision, investment and other amortizations and depreciation. For the six months ended June 30, 2006, net cash provided by operating activities was $14.1 million, compared to $14.6 million for the same period in 2005.
     Our primary investing activities are the origination of real estate, commercial and consumer loans and purchase and sale of securities. Our net cash used in investing activities has been primarily influenced by our loan and securities activities. The increase in loans, net of loans acquired, for the three months ended June 30, 2006 and 2005 was $369.0 million and $264.8 million, respectively. Proceeds from maturities and sales of securities, net of purchases of securities available-for-sale and held-to-maturity for the six months ended June 30, 2006 and 2005 were $191.5 million and $137.1 million, respectively.
     Net cash provided by financing activities has been affected significantly by increases in deposit levels. During the six months ended June 30, 2006 and 2005 deposits increased, net of deposits acquired, by $227.4 million and $433.5 million, respectively.
     Our federal funds sold increased $23.7 million from December 31, 2005 to June 30, 2006. This is due to the growth in our deposits and borrowings, including junior subordinated and subordinated debt, combined with the decrease of our investment portfolio exceeding our loan growth over the same period.
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
ITEM 4. Controls and Procedures
Evaluation of Disclosure Controls
     On July 26, 2006, the Company identified evidence of an employee defalcation pertaining to certain accounts at a branch location of its Bank of Nevada subsidiary. The alleged defalcation involved improper draws and payments on legitimate notes and the creation of fraudulent loans, resulting in fraudulent balances and the potential for legitimate loans with undetected credit problems. This defalcation was facilitated by certain deficiencies in our internal control structure, primarily related to insufficient segregation of duties.
     As a result of the foregoing, based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, the Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) were not effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported in within the time periods specified in Securities and Exchange Commission rules and forms.
Changes in Internal Control over Financial Reporting
     Subsequent to the discovery of the alleged defalcation, management has implemented staffing changes designed to improve the training of the individuals involved in the daily operations of the Banks. Procedural changes were also implemented to enhance the segregation of duties, which strengthen the review, authorization and reconciliation process so that the probability of employee defalcations occurring in the future is reduced.
     Except as discussed above, there have not been any changes in the Company’s internal control over financial reporting which have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

WESTERN ALLIANCE BANCORPORATION
Date: August 14, 2006	By:	/s/ Robert Sarver
Robert Sarver
President and Chief Executive Officer

Date: August 14, 2006	By:	/s/ Dale Gibbons
Dale Gibbons
Executive Vice President and Chief Financial Officer

Date: August 14, 2006	/s/ Terry A. Shirey
Terry A. Shirey
Controller Principal Accounting Officer

EXHIBIT INDEX
31.1	CEO Certification Pursuant to Rule 13a-14(a)/15d-14(a)

31.2	CFO Certification Pursuant to Rule 13a-14(a)/15d-14(a)

32	CEO and CFO Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.