Form 10-Q
period 2006-09-30
WESTERN ALLIANCE BANCORPORATION
filed 2006-11-14
CIK 1212545

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended September 30, 2006
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
Common Stock Issued and Outstanding: 27,009,848 shares as of October 31, 2006.

Part I. Financial Information
ITEM I. FINANCIAL STATEMENTS
Western Alliance Bancorporation and Subsidiaries
Consolidated Balance Sheets
September 30, 2006 and December 31, 2005

	September 30,	December 31,
($ in thousands, except per share amounts)	2006	2005
	(Unaudited)
Assets
Cash and due from banks	$103,281	$111,150
Federal funds sold	103,789	63,186

Cash and cash equivalents	207,070	174,336

Securities held to maturity (approximate fair value $103,257 and $112,601, respectively)	105,993	115,171
Securities available for sale	448,140	633,362
Loans, net of allowance for loan losses of $33,110 and $21,192, respectively	2,886,533	1,772,145
Premises and equipment, net	93,763	58,430
Bank owned life insurance	56,257	51,834
Investment in Federal Home Loan Bank stock, at cost	17,282	14,456
Accrued interest receivable	15,783	10,545
Deferred tax assets, net	10,696	10,807
Goodwill	132,381	3,946
Other intangible assets, net of accumulated amortization of $1,005 and $405, respectively	14,342	1,218
Other assets	14,553	11,021

Total assets	$4,002,793	$2,857,271

Liabilities and Stockholders’ Equity
Liabilities
Non-interest bearing demand deposits	$1,058,681	$980,009
Interest bearing deposits:
Demand	249,274	122,262
Savings and money market	1,403,591	949,582
Time, $100 and over	460,426	316,205
Other time	78,307	25,754

	3,250,279	2,393,812
Customer repurchase agreements	149,184	78,170
Federal Home Loan Bank advances and other borrowings
One year or less	52,000	7,000
Over one year	58,038	73,512
Junior subordinated debt	61,857	30,928
Subordinated debt	20,000	—
Accrued interest payable and other liabilities	18,365	29,626

Total liabilities	3,609,723	2,613,048

Commitments and Contingencies (Notes 7 and 10)
Stockholders’ Equity
Preferred stock, par value $.0001; shares authorized 20,000,000; no shares issued and outstanding 2006 and 2005	—	—
Common stock, par value $.0001; shares authorized 100,000,000; shares issued and outstanding 2006: 26,977,063; 2005: 22,810,491	3	2
Additional paid-in capital	285,446	167,632
Retained earnings	117,162	86,281
Accumulated other comprehensive loss — net unrealized loss on available for sale securities	(9,541)	(9,692)

Total stockholders’ equity	393,070	244,223

Total liabilities and stockholders’ equity	$4,002,793	$2,857,271

     See Notes to Unaudited Consolidated Financial Statements.

Western Alliance Bancorporation and Subsidiaries
Consolidated Statements of Income
Three and Nine Months Ended September 30, 2006 and 2005
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
($ in thousands, except per share amounts)	2006	2005	2006	2005

Interest income on:
Loans, including fees	$57,508	$27,343	$144,266	$71,266
Securities — taxable	6,149	7,269	19,106	22,053
Securities — nontaxable	131	85	708	256
Dividends — taxable	261	135	645	441
Federal funds sold and other	295	868	1,198	1,919

Total interest income	64,344	35,700	165,923	95,935

Interest expense on:
Deposits	18,987	6,767	44,329	17,124
Short-term borrowings	3,777	357	7,951	1,305
Long-term borrowings	710	699	2,131	2,259
Junior subordinated debt	1,250	546	2,937	1,520
Subordinated debt	344	—	362	—

Total interest expense	25,068	8,369	57,710	22,208

Net interest income	39,276	27,331	108,213	73,727
Provision for loan losses	953	1,283	3,950	4,217

Net interest income after provision for loan losses	38,323	26,048	104,263	69,510

Other income:
Trust and investment advisory services	1,897	1,448	5,335	4,108
Service charges	918	662	2,453	1,858
Income from bank owned life insurance	641	463	1,863	1,045
Investment securities gains (losses), net	—	—	—	69
Other	1,175	660	2,958	1,655

	4,631	3,233	12,609	8,735

Other expense:
Salaries and employee benefits	14,243	9,541	39,353	27,049
Occupancy	3,556	2,619	9,146	7,314
Customer service	1,817	1,257	5,029	2,930
Advertising and other business development	970	702	2,930	2,023
Legal, professional and director fees	715	527	2,137	1,523
Audits and exams	682	367	1,608	1,128
Supplies	598	304	1,255	804
Organizational costs	426	—	854	—
Correspondent and wire transfer costs	416	417	1,254	1,220
Data processing	353	350	1,220	715
Telephone	297	195	754	558
Insurance	265	223	769	540
Travel and automobile	251	232	590	487
Other	468	540	2,248	1,523

	25,057	17,274	69,147	47,814

Income before income taxes	17,897	12,007	47,725	30,431

Income tax expense	6,330	4,258	16,844	10,808

Net income	$11,567	$7,749	$30,881	$19,623

Comprehensive income	$15,088	$6,071	$31,032	$17,577

Earnings per share:
Basic	$0.44	$0.34	$1.22	$0.99

Diluted	$0.40	$0.31	$1.11	$0.90

See Notes to Unaudited Consolidated Financial Statements.

Western Alliance Bancorporation and Subsidiaries
Consolidated Statement of Stockholders’ Equity
Nine Months Ended September 30, 2006 (Unaudited)
($ in thousands, except per share amounts)

								Accumulated
						Additional		Other
	Comprehensive	Preferred Stock		Common Stock		Paid-in	Retained	Comprehensive
Description	Income	Shares Issued	Amount	Shares Issued	Amount	Capital	Earnings	(Loss)	Total

Balance, December 31, 2005		—	$—	22,810,491	$2	$167,632	$86,281	$(9,692)	$244,223

Issuance of common stock in connection with acquisition, net of offering costs of $264				3,390,306	1	101,004	—	—	101,005
Stock options converted at acquisition				—	—	3,406	—	—	3,406
Stock options exercised				223,386	—	1,653	—	—	1,653
Stock warrants exercised				54,621	—	416	—	—	416
Restricted stock granted, net of forfeitures				220,443	—	1,226	—	—	1,226
Stock based compensation expense				14,427	—	1,007	—	—	1,007
Private placement offering				263,389		9,102			9,102
Comprehensive income:
Net income	$30,881			—	—	—	30,881	—	30,881
Other comprehensive income
Unrealized holding gains on securities available for sale arising during the period, net of taxes of $(81)	151			—	—	—	—	151	151

	$31,032

Balance, September 30, 2006		—	$—	26,977,063	$3	$285,446	$117,162	$(9,541)	$393,070

See Notes to Unaudited Consolidated Financial Statements.

Western Alliance Bancorporation and Subsidiaries
Consolidated Statements of Cash Flows
Nine Months Ended September 30, 2006 and 2005 (Unaudited)
($ in thousands)

	2006	2005

Cash Flows from Operating Activities:
Net income	$30,881	$19,623
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,668	2,809
Net amortization of securities premiums	858	1,196
Stock dividends received, FHLB stock	(639)	(440)
Provision for loan losses	3,950	4,217
(Gain) loss on sales of securities available for sale	—	(69)
Deferred taxes	(930)	(25)
Compensation cost on restricted stock	1,226	60
Stock based compensation expense	1,007	—
Excess tax benefits from share-based payment arrangements	(89)	—
Decrease in accrued interest receivable	(2,130)	(830)
Increase in bank-owned life insurance	(1,862)	(1,045)
Increase in other assets	(544)	(4,260)
Increase (decrease) in accrued interest payable and other liabilities	(11,850)	84
Other, net	8	(30)

Net cash provided by operating activities	24,554	21,290

Cash Flows from Investing Activities:
Purchases of securities held to maturity	(2,927)	(8,233)
Proceeds from maturities of securities held to maturity	14,541	20,560
Purchases of securities available for sale	(20,535)	(85,747)
Proceeds from maturities of securities available for sale	236,377	125,697
Proceeds from the sale of securities available for sale	—	18,728
Net cash received in settlement of acquisitions	3,254	—
Proceeds from redemption of Federal Home Loan Bank stock	1,423	1,531
Net increase in loans made to customers	(518,329)	(429,206)
Purchase of premises and equipment	(27,392)	(10,285)
Proceeds from sale of premises and equipment	—	62
Purchase of bank owned life insurance	—	(24,000)

Net cash used in investing activities	(313,588)	(390,893)

Cash Flows from Financing Activities:
Net increase in deposits	188,980	591,462
Net proceeds from (repayments on) borrowings	81,528	(129,684)
Proceeds from issuance of junior subordinated and subordinated debt	40,000	—
Proceeds from stock issuance	9,102	85,063
Proceeds from exercise of stock options and stock warrants	2,069	1,982
Excess tax benefits from share-based payment arrangements	89	—

Net cash provided by financing activities	321,768	548,823

Increase in cash and cash equivalents	32,734	179,220
Cash and Cash Equivalents, beginning of period	174,336	115,397

Cash and Cash Equivalents, end of period	$207,070	$294,617

Supplemental Disclosure of Cash Flow Information
Cash payments for interest	$56,132	$23,141
Cash payments for income taxes	$17,265	$12,640
Supplemental Disclosure of Noncash Investing and Financing Activities
Stock issued in connection with acquisition	$104,411	$—
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
          A summary of the significant accounting policies of the Company follows:
Use of estimates in the preparation of financial statements
          The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. A material estimate that is particularly susceptible to significant change in the near term relates to the determination of the allowance for loan losses. Additionally, the defalcation discussed in Note 10 required management to estimate an insurance reimbursement before the claim was completed.
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
Interim financial information
          The accompanying unaudited consolidated financial statements as of September 30, 2006 and December 31, 2005 and for the periods ended September 30, 2006 and 2005 have been prepared in condensed format, and therefore do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.
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
          The Company has the 2005 Stock Incentive Plan (the Plan) which is described more fully in Note 8. Effective January 1, 2006 (the adoption date), the Company adopted Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2005), Share Based Payment (SFAS 123R). Prior to adoption of SFAS 123R, the Company accounted for stock option grants using the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Therefore, no stock option-based compensation was reflected in net income, as all options are required by the Plan to be granted with an exercise price equal to the estimated fair value of the underlying common stock on the date of grant.
          Prior to the adoption of SFAS 123R, the Company applied the disclosure provisions of SFAS 123, Accounting for Stock-Based Compensation. SFAS 123 required the disclosure of the pro forma impact on net income and earnings per share as if the value of the options were calculated at fair value. SFAS 123 permitted private companies to calculate the fair value of stock options using the minimum value method while public companies were required to use a fair value model. Prior to the Company’s initial public offering (IPO) the Company used the minimum value method to calculate the fair value of stock options. Subsequent to the Company’s IPO, the Company utilizes the Black-Scholes model to calculate the fair value of stock options.
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
          The following table illustrates the effect on net income and earnings per share had compensation cost for all of the stock-based compensation plans been determined based on the grant date fair values of awards (the method described in FASB Statement No. 123, Accounting for Stock-Based Compensation):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005

Net income:
As reported	$11,567	$7,749	$30,881	$19,623
Deduct stock-based employee compensation expense determined under minimum value based method for awards issued prior to the IPO	(240)	(259)	(720)	(684)
Related tax benefit for nonqualified stock options	18	19	55	42

Pro forma	$11,345	$7,509	$30,216	$18,981

Earnings per share:
Basic — as reported	$0.44	$0.34	$1.22	$0.99
Basic — pro forma	0.43	0.33	1.20	0.96
Diluted — as reported	0.40	0.31	1.11	0.90
Diluted — pro forma	0.39	0.30	1.09	0.87

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
          In September 2006, the FASB ratified the consensus of the Emerging Issues Task Force (EITF) Issue No. 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangement. EITF 06-4 applies to endorsement split dollar life insurance policies that provide a benefit to an employee that extends to postretirement periods and requires an employer to recognize a liability for future benefits over the service period based on the substantive agreement with the employee. EITF 06-4 is effective for fiscal years beginning after December 15, 2007, with early adoption permitted. We do not expect EITF 06-4 to have a material impact on our financial statements.
          FASB Statement No. 157, Fair Value Measurements, defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. Upon adoption of FASB Statement No. 157, the Company will be required to expand disclosures about the use of fair value and the methods used to measure fair value. FASB Statement No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Early application is encouraged. We do not expect FASB Statement No. 157 to have a material impact on our financial statements.
          The Securities and Exchange Commission (SEC) recently issued Staff Accounting Bulletin (SAB) 108 which provides guidance on materiality. SAB 108 requires companies to use both a balance sheet (iron curtain) approach and an income statement (rollover) approach when quantifying and evaluating the materiality of a misstatement. The Bulletin also provides guidance on correcting errors under this dual approach and also provides transitional guidance for correcting errors existing in prior years. SAB 108 is effective for annual financial statements covering the first fiscal year after November 15, 2006. We do not expect SAB 108 to have a material impact on our financial statements.
          In September 2006, the FASB ratified the consensus reached by the Emerging Issues Task Force in Issue No. 06-5, Accounting for Purchases of Life Insurance – Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4, Accounting for Purchases of Life Insurance (EITF 06-5). EITF 06-5 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact this guidance will have on our financial statements.

Western Alliance Bancorporation and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
Note 2. Mergers and Acquisitions Activity
          Effective March 31, 2006, the Company acquired 100% of the outstanding common stock of Intermountain First Bancorporation (Intermountain), headquartered in Las Vegas, Nevada. Intermountain was the parent company of Nevada First Bank. The tax-deferred merger was accomplished according to the Agreement and Plan of Merger (the Merger Agreement), dated December 30, 2005. At the date of acquisition, Nevada First Bank became a wholly-owned subsidiary of the Company, and on April 29, 2006, Nevada First Bank was merged into BankWest of Nevada. As the merger closed on March 31, 2006, Intermountain’s results for the three months ended March 31, 2006 were not included with the Company’s results of operations. The merger increases the Company’s presence in Las Vegas, Nevada and expands the Company’s market into Northern Nevada.
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

Western Alliance Bancorporation and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
Note 2. Mergers and Acquisitions Activity (continued)

Purchase Price
Number of shares of Company stock issued for Intermountain stock	3,390,306
Price of the Company’s stock on the date of Merger Agreement	$29.87
Total stock consideration		$101,268
Fair value of Intermountain’s stock options converted to Company stock options at merger date		3,406

Total common stock issued and stock options assumed		104,674
Cash consideration		6,847

Total stock and cash consideration		111,521
Acquisition costs:
Direct costs of acquisition		1,243

Total purchase price and acquisition costs		112,764

Allocation of Purchase Price
Intermountain’s equity	$31,574
Adjustments to reflect assets acquired and liabilities assumed at fair value, net of deferred taxes:
Loans	(751)
Fixed assets	113
Identified intangibles	5,959
Deposits	(67)
Fair value of net assets acquired		36,828

Estimated goodwill arising from transaction		$75,936

     During the three months ended September 30, 2006, the Company conducted a scheduled review of the loan portfolio acquired through the merger and identified fair value adjustments to loans of $354,000 (net of taxes) and the allowance for loan losses totaling $87,000 (net of taxes). These amounts are reflected as an addition to goodwill as calculated above.
     Effective April 29, 2006, the Company acquired 100% of the outstanding common stock of Bank of Nevada, headquartered in Las Vegas, Nevada. The merger was accomplished according to the Agreement and Plan of Merger (the Bank of Nevada Merger Agreement), dated January 16, 2006. At the date of acquisition, Bank of Nevada was merged into BankWest of Nevada (whose name was subsequently changed to Bank of Nevada). As the merger closed on April 29, 2006, Bank of Nevada’s results for the one month ended April 30, 2006 were not included with the Company’s results of operations. The merger increases the Company’s presence in Las Vegas, Nevada.
     As provided by the Bank of Nevada Merger Agreement, approximately 844,000 shares of Bank of Nevada common stock and 119,000 stock options were exchanged for $74.0 million in cash.

Western Alliance Bancorporation and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
Note 2. Mergers and Acquisitions Activity (continued)
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

Purchase Price
Cash consideration		$73,997
Acquisition costs:
Direct costs of acquisition		902

Total purchase price and acquisition costs		74,899

Allocation of Purchase Price
Bank of Nevada’s equity	$19,952
Adjustments to reflect assets acquired and liabilities assumed at fair value, net of deferred taxes:
Loans	(854)
Identified intangibles	3,012
Other assets	423
Deposits	(133)
Fair value of net assets acquired		22,400

Estimated goodwill arising from transaction		$52,499

     During the three months ended September 30, 2006, the Company conducted a scheduled review of the loan portfolio acquired through the merger and identified fair value adjustments to loans of $594,000 (net of taxes) and the allowance for loan losses totaling $175,000 (net of taxes). These amounts are reflected as an addition to goodwill as calculated above.
     Certain amounts, including goodwill, are subject to change when the determination of the asset and liability values is finalized within one year from the merger date. Valuations of certain assets and liabilities of Intermountain and Bank of Nevada will be performed with the assistance of independent valuation consultants. None of the resulting goodwill is expected to be deductible for tax purposes.
     The following unaudited pro forma condensed combined financial information presents the Company’s results of operations for the years indicated had the mergers taken place as of January 1, 2005 (in thousands, except per share amounts):

Western Alliance Bancorporation and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
Note 2. Mergers and Acquisitions Activity (continued)

	Three months ended		Nine months ended
	September 30,		September 30,
	2006	2005	2006	2005

Net interest income	$39,276	$36,487	$118,919	$97,966
Provision for loan losses	953	1,605	6,940	5,171
Non-interest income	4,631	3,623	12,865	10,131
Merger-related expense	—	—	4,960	—
Other non-interest expense	25,057	21,579	74,842	60,730

Income before income taxes	17,897	16,926	45,042	42,196
Income taxes	6,330	5,828	15,884	14,815

Net income	$11,567	$11,098	$29,158	$27,381

Pro forma earnings per share
Basic	$0.44	$0.42	$1.11	$1.18
Diluted	$0.40	$0.39	$1.01	$1.08

Pro forma weighted average shares outstanding during the period
Basic	26,471	26,123	26,344	23,232
Diluted	29,161	28,574	28,961	25,246
     Merger related expense in the nine months ended September 30, 2006 of $5.0 million, relate to costs associated with these mergers and consist of employee-related costs of $3.6 million, and other costs of $1.4 million. Employee-related costs generally consist of various one time payments and accruals related to employment agreement change-in-control provisions. There were no merger related expenses in the three month period ended September 30, 2006.

Western Alliance Bancorporation and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
Note 3. Earnings Per Share
     Diluted earnings per share is based on the weighted average outstanding common shares during each period, including common stock equivalents. Basic earnings per share is based on the weighted average outstanding common shares during the period.
     Basic and diluted earnings per share, based on the weighted average outstanding shares, are summarized as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
	(in thousands, except per share amounts)
Basic:
Net income applicable to common stock	$11,567	$7,749	$30,881	$19,623
Average common shares outstanding	26,471	22,733	25,216	19,842

Earnings per share	$0.44	$0.34	$1.22	$0.99

Diluted:
Net income applicable to common stock	$11,567	$7,749	$30,881	$19,623

Average common shares outstanding	26,471	22,733	25,216	19,842
Stock option adjustment	1,407	1,341	1,386	1,128
Stock warrant adjustment	1,047	1,008	1,049	887
Restricted stock adjustment	236	—	182	—

Average common equivalent shares outstanding	29,161	25,082	27,833	21,857

Earnings per share	$0.40	$0.31	$1.11	$0.90

Note 4. Loans
     The components of the Company’s loan portfolio as of September 30, 2006 and December 31, 2005 are as follows (in thousands):

	September 30,	December 31,
	2006	2005

Construction and land development	$768,684	$432,668
Commercial real estate	1,168,806	727,210
Residential real estate	385,501	272,861
Commercial and industrial	574,201	342,452
Consumer	26,100	20,434
Less: net deferred loan fees	(3,649)	(2,288)

	2,919,643	1,793,337

Less:
Allowance for loan losses	(33,110)	(21,192)

	$2,886,533	$1,772,145

Western Alliance Bancorporation and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
Note 4. Loans (continued)
     Changes in the allowance for loan losses for the three and nine months ended September 30, 2006 and 2005 are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005

Balance, beginning	$32,158	$18,118	$21,192	$15,271
Acquisitions	403	—	8,768	—
Provision charged to operating expense	953	1,283	3,950	4,217
Recoveries of amounts charged off	21	13	304	171
Less amounts charged off	(425)	(126)	(1,104)	(371)

Balance, ending	$33,110	$19,288	$33,110	$19,288

     During the three months ended September 30, 2006, the Company identified certain adjustments to the allowance for loan losses related to the acquisitions of Intermountain First Bancorporation and Bank of Nevada. See further discussion in Note 2.
     At September 30, 2006, total impaired and non-accrual loans were (in thousands) $1,851 and $604, respectively, and loans past due 90 days or more and still accruing were (in thousands) $18.
Note 5. Premises and Equipment
     The major classes of premises and equipment and the total accumulated depreciation and amortization as of December 31 are as follows:

	September 30,	December 31,
	2006	2005

Land	$26,886	$20,505
Bank premises	36,645	24,214
Equipment and furniture	28,442	20,517
Leasehold improvements	5,531	2,870
Construction in progress	17,279	3,748

	114,783	71,854
Less accumulated depreciation and amortization	(21,020)	(13,424)

Net premises and equipment	$93,763	$58,430

     Our remaining commitment related to our construction in progress at September 30, 2006 is $5,171,000.
Note 6. Junior Subordinated and Subordinated Debt
     In July 2001, BankWest Nevada Capital Trust I was formed and issued floating rate Cumulative Trust Preferred Securities, which are classified as junior subordinated debt in the accompanying balance sheet in the amount of $15,464,000. The rate is based on the six month London Interbank Offering Rate (LIBOR) plus 3.75%. Six month LIBOR was 5.37% at September 30, 2006. The funds raised from the capital trust’s issuance of these securities were all passed to the Company. The sole asset of the BankWest Nevada Capital Trust I is a note receivable from the Company. These securities require semiannual interest payments and mature in 2031. These securities may be redeemed in years 2006 through 2011 at a premium as outlined in the Indenture Agreement.

Western Alliance Bancorporation and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
Note 6. Junior Subordinated and Subordinated Debt (continued)
     In December 2002, BankWest Nevada Capital Trust II was formed and issued floating rate Cumulative Trust Preferred Securities, which are classified as junior subordinated debt in the accompanying balance sheet in the amount of $15,464,000. The rate is based on the three month LIBOR plus 3.35%. Three month LIBOR was 5.37% at September 30, 2006. The funds raised from the capital trust’s issuance of these securities were all passed to the Company. The sole asset of the BankWest Nevada Capital Trust II is a note receivable from the Company. These securities require quarterly interest payments and mature in 2033. These securities may be redeemable at par beginning in 2008.
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
     In April 2006, WAL Trust No. 1 was formed to issue Cumulative Trust Preferred Securities, which are classified as junior subordinated debt in the accompanying balance sheet in the amount of $20,619,000. The interest rate is fixed through June 2011 at 6.78%. Thereafter, the rate will be equal to the three month LIBOR plus 1.45%. The sole asset of WAL Trust No. 1 is a note receivable from the Company. The funds raised from the capital trust’s issuance of these securities were all passed to the Company. These securities require quarterly interest payments and mature in 2036. These securities may be redeemable at par beginning in June 2011.
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
     In June 2006, Bank of Nevada issued $20,000,000 in floating rate unsecured subordinated debt. The rate is based on three month LIBOR plus 1.20%. The debt requires quarterly interest payments and matures in September 2016. The entire $20,000,000 was distributed to Western Alliance Bancorporation to fund general corporate purposes.
Note 7. Commitments and Contingencies
Contingencies
     In the normal course of business, the Company is involved in various legal proceedings. In the opinion of management, any liability resulting from such proceedings would not have a material adverse effect on the consolidated financial statements.

Western Alliance Bancorporation and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
Note 7. Commitments and Contingencies (continued)
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

	September 30,	December 31,
	2006	2005
	(in thousands)
Commitments to extend credit, including unsecured loan commitments of $192,658 in 2006 and $111,522 in 2005	$1,161,348	$750,349
Credit card guarantees	6,289	7,616
Standby letters of credit, including unsecured letters of credit of $15,775 in 2006 and $4,550 in 2005	46,117	28,720

	$1,213,754	$786,685

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
     The Company guarantees certain customer credit card balances held by an unrelated third party. These unsecured guarantees act to streamline the credit underwriting process and are issued as a service to certain customers who wish to obtain a credit card from the third party vendor. The Company recognizes nominal fees from these arrangements and views them strictly as a means of maintaining good customer relationships. The guarantee is offered to those customers who, based solely upon management’s evaluation, maintain a relationship with the Company that justifies the inherent risk. Essentially all such guarantees exist for the life of each respective credit card relationship. The Company would be required to perform under the guarantee upon a customer’s default on the credit card relationship with the third party. Historical losses under the program have been nominal. Upon entering into a credit card guarantee, the Company records the related liability at fair value pursuant to FASB Interpretation No. 45 (FIN 45), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. Thereafter, the related liability is evaluated pursuant to FASB 5. The total of such credit card balances outstanding at September 30, 2006 and December 31, 2005 (in thousands) are $1,093 and $1,566, respectively. During the second quarter of 2006, the Company began

Western Alliance Bancorporation and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
Note 7. Commitments and Contingencies (continued)
Financial instruments with off-balance sheet risk (continued)
offering its own credit card product and will no longer guarantee new credit cards under the arrangement as described above.
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
     The total liability for financial instruments with off-balance sheet risk as of September 30, 2006 and December 31, 2005 was (in thousands) $414 and $455, respectively.
Concentrations
     The Company grants commercial, construction, real estate and consumer loans to customers through offices located in the Company’s primary markets. The Company’s business is concentrated in these areas and the loan portfolio includes significant credit exposure to the commercial real estate industry of these areas. At September 30, 2006, commercial real estate related loans accounted for approximately 66% of total loans, and approximately 8% of real estate loans are secured by undeveloped land. Substantially all of these loans are secured by first liens with an initial loan to value ratio of generally not more than 80%. Approximately one-half of real estate loans are owner occupied. In addition, approximately 5% of total loans are unsecured as of September 30, 2006 and December 31, 2005. Approximately 30% of our residential real estate loan portfolio is comprised of five and ten year interest only loans. The loans have an average loan-to-value of less than 60% and convert to fully-amortizing adjustable rate mortgages at the end of the interest-only period.
     The commercial and commercial real estate loans are expected to be repaid from business cash flows or proceeds from the sale of selected assets of the borrowers. The Company’s policy for requiring collateral is to obtain collateral whenever it is available or desirable, depending upon the degree of risk the Company is willing to take.
     At September 30, 2006, approximately $273.7 million of the Company’s non-interest bearing demand deposits consisted of demand accounts maintained by title insurance companies.

Western Alliance Bancorporation and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
Note 7. Commitments and Contingencies (continued)
Lease Commitments
     The Company leases certain premises and equipment under noncancelable operating leases. The following is schedule of future minimum rental payments under these leases at December 31, 2005, including the lease commitments of the two banks acquired in the nine months ending September 30, 2006:

Year ending December 31:	(in thousands)
2006	$3,386
2007	3,240
2008	2,889
2009	2,741
2010	2,680
Thereafter	10,178

$25,114

Note 8. Stock Options and Restricted Stock
     During 2005, the stockholders approved the 2005 Stock Incentive Plan (the Plan). The Plan is an amendment and restatement of our prior stock compensation plans, and therefore supersedes the prior plans while preserving the material terms of the prior plan awards. The Plan gives the Board of Directors the authority to grant up to 3,253,844 stock awards consisting of unrestricted stock, stock units, dividend equivalent rights, stock options (incentive and non-qualified), stock appreciation rights, restricted stock, and performance and annual incentive awards. Stock awards available to grant at September 30, 2006 are 348,511.
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
     The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model that uses the assumptions noted in the following table. The expected volatility is based on the historical volatility of the stock of similar companies that have traded at least as long as the expected life of the Company’s options. The Company estimates the life of the options by calculating the average of the vesting period and the contractual life. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of the grant. The dividends rate assumption of zero is based on management’s intention not to pay dividends for the foreseeable future. A summary of the assumptions used in calculating the fair value of option awards during the three months ended September 30, 2005 (no option awards were granted during the three months ended September 30, 2006) and nine months ended September 30, 2006 and 2005 is as follows:

Western Alliance Bancorporation and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
Note 8. Stock Options and Restricted Stock (continued)

	Three months ended		Nine months ended
	September 30,	September 30,	September 30,	September 30,
	2006	2005	2006	2005 (post-IPO)

Expected life in years	N/A	7	5	7
Risk-free interest rate	N/A	4.0%	4.6%	4.1%
Dividends rate	N/A	None	None	None
Fair value per optional share	N/A	$9.40	$10.99	$4.04
Volatility	N/A	29%	28%	N/A
     For options granted during the nine months ended September 30, 2005 and prior to our initial public offering, the assumptions used in determining the fair value per optional share of $4.04 were as follows: expected life of seven years and risk free interest rate of 4.1%.
     Stock options granted in 2005 generally have a vesting period of 4 years and a life of 7 years. Restricted stock awards granted in 2005 generally have a vesting period of 3 years. The Company recognizes compensation cost for options with a graded vesting on a straight-line basis over the requisite service period for the entire award.
     A summary of option activity under the Plan as of September 30, 2006 and 2005, and changes during the three and nine months then ended is presented below:

	Three months ended September 30,
	2006		2005
		Weighted		Weighted
		Average		Average
	Shares	Exercise	Shares	Exercise
	(in thousands)	Price	(in thousands)	Price

Outstanding options, beginning of period	2,382	$12.65	2,187	$9.74
Granted	—	—	7	30.75
Exercised	(92)	6.18	(70)	8.14
Forfeited or expired	(14)	21.85	—	—

Outstanding options, end of period	2,276	$12.85	2,124	$9.86

Options exercisable, end of period	894	$8.42	572	$7.02

	Nine months ended September 30,
	2006		2005
		Weighted		Weighted
		Average		Average
	Shares	Exercise	Shares	Exercise
	(in thousands)	Price	(in thousands)	Price

Outstanding options, beginning of period	2,125	$10.10	1,986	$7.97
Granted	411	24.27	384	17.31
Exercised	(223)	7.03	(211)	5.51
Forfeited or expired	(37)	16.89	(35)	10.85

Outstanding options, end of period	2,276	$12.85	2,124	$9.86

Options exercisable, end of period	894	$8.42	572	$7.02

Western Alliance Bancorporation and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
Note 8. Stock Options and Restricted Stock (continued)
          At September 30, 2006 and 2005, the weighted average remaining contractual terms of outstanding stock options were 6.7 years and 7.8 years, respectively. The weighted average contractual terms of vested stock options for the same dates were 6.4 years and 6.9 years, respectively. At September 30, 2006 and 2005, the aggregate intrinsic values (in thousands) of outstanding stock options were $45,634 and $43,065, respectively. At the same dates, the aggregate intrinsic values (in thousands) of vested stock options were $21,893 and $12,144, respectively.
          The total intrinsic values of options exercised during the three months ended September 30, 2006 and 2005 were (in thousands) $2,767 and $1,477, respectively. The total intrinsic values of options exercised during the nine months ended September 30, 2006 and 2005 were (in thousands) $6,275 and $3,484, respectively.
          A summary of restricted stock award (RSA) activity under the Plan as of September 30, 2006 and 2005, and changes during the three and nine months then ended is presented below:

	Three months ended September 30,
	2006		2005
		Weighted-		Weighted-
		Average		Average
	Shares	Grant-Date	Shares	Grant-Date
	(in thousands)	Fair Value	(in thousands)	Fair Value

Outstanding RSAs, beginning of period	238	$27.66	27	$16.50
Granted	15	33.70	—	—
Forfeited or expired	(6)	36.17	—	—

Outstanding RSAs, end of period	247	$27.82	27	$16.50

Vested RSAs, end of period	5	$16.50	—	$—

	Nine months ended September 30,
	2006		2005
		Weighted		Weighted-
		Average		Average
	Shares	Grant-date	Shares	Grant-Date
	(in thousands)	Fair Value	(in thousands)	Fair Value

Outstanding RSAs, beginning of period	27	$16.50	—	$—
Granted	238	29.68	27	16.50
Forfeited or expired	(18)	35.43	—	—

Outstanding RSAs, end of period	247	$27.82	27	$16.50

Vested RSAs, end of period	5	$16.50	—	$—

          At September 30, 2006 and 2005, the aggregate intrinsic values of restricted stock awards outstanding (in thousands) are $7,830 and $759, respectively.

Western Alliance Bancorporation and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
Note 8. Stock Options and Restricted Stock (continued)
          A summary of the status of the Company’s nonvested shares (stock options and restricted stock) as of September 30, 2006 and changes during the three and nine months then ended is presented below:

	Three months ended September 30,		Nine months ended September 30,
	2006		2006
		Weighted-		Weighted-
		Average		Average
	Shares	Grant-Date	Shares	Grant-Date
Nonvested Stock Options	(in thousands)	Fair Value	(in thousands)	Fair Value

Nonvested at beginning of period	1,421	$4.47	1,341	$2.95
Granted	—	—	410	15.55
Vested	(17)	2.71	(325)	12.11
Forfeited	(14)	5.98	(36)	4.60

Nonvested at end of period	1,390	4.48	1,390	4.48

Nonvested Restricted Stock

Nonvested at beginning of period	224	$27.91	27	$16.50
Granted	15	33.70	229	29.68
Vested	—	—	(5)	16.50
Forfeited	(6)	36.41	(18)	34.50

Nonvested at end of period	233	28.06	233	28.06

          As of September 30, 2006, there was (in thousands) $8,382 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted average period of 3.1 years. The total fair value of shares and options vested during the three months ended September 30, 2006 and 2005 was (in thousands) $70 and $70, respectively. The total fair value of shares and options vested during the nine months ended September 30, 2006 and 2005 was (in thousands) $4,081 and $319, respectively.

Western Alliance Bancorporation and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
Note 9. Segment Information
          The following is a summary of selected operating segment information as of and for the periods ended September 30, 2006 and 2005:

	Bank	Alliance Bank	Torrey Pines		Intersegment	Consolidated
	of Nevada*	of Arizona	Bank	Other	Eliminations	Company

At September 30, 2006:
Assets	$2,847,422	$646,211	$598,920	$464,763	$(554,523)	$4,002,793
Gross loans and deferred fees	2,002,718	535,440	401,485	—	(20,000)	2,919,643
Less: Allowance for loan losses	(22,652)	(6,039)	(4,419)	—	—	(33,110)

Net loans	1,980,066	529,401	397,066	—	(20,000)	2,886,533

Deposits	2,303,021	472,136	497,001	—	(21,879)	3,250,279
Stockholders’ equity	333,673	49,802	38,103	400,690	(429,198)	393,070

Number of branches	15	8	6	—	—	29
Number of full-time employees	470	130	105	58	—	763

Three Months Ended September 30, 2006:
Net interest income	$28,540	$6,110	$5,864	$(1,238)	$—	$39,276
Provision for loan losses	680	(99)	372	—	—	953

Net interest income after provision for loan losses	27,860	6,209	5,492	(1,238)	—	38,323
Noninterest income	2,129	608	422	15,344	(13,872)	4,631
Noninterest expense	(13,722)	(4,784)	(3,842)	(3,164)	455	(25,057)

Income before income taxes	16,267	2,033	2,072	10,942	(13,417)	17,897
Income tax expense	5,398	720	808	(596)	—	6,330

Net income	$10,869	$1,313	$1,264	$11,538	$(13,417)	$11,567

Nine Months Ended September 30, 2006:
Net interest income	$75,897	$18,288	$16,393	$(2,368)	$3	$108,213
Provision for loan losses	2,393	583	974	—	—	3,950

Net interest income after provision for loan losses	73,504	17,705	15,419	(2,368)	3	104,263
Noninterest income	5,618	1,639	1,097	40,441	(36,186)	12,609
Noninterest expense	(36,880)	(14,019)	(10,627)	(8,737)	1,116	(69,147)

Income before income taxes	42,242	5,325	5,889	29,336	(35,067)	47,725
Income tax expense	14,172	2,004	2,370	(1,702)	—	16,844

Net income	$28,070	$3,321	$3,519	$31,038	$(35,067)	$30,881

Western Alliance Bancorporation and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
Note 9. Segment Information (continued)

	Bank	Alliance Bank	Torrey Pines		Intersegment	Consolidated
	of Nevada*	of Arizona	Bank	Other	Eliminations	Company

At September 30, 2005:
Assets	$1,815,708	$514,073	$357,272	$277,999	$(220,038)	$2,745,014
Gross loans and deferred fees	1,002,762	358,490	256,289	—	—	1,617,541
Less: Allowance for loan losses	(11,474)	(4,833)	(2,981)	—	—	(19,288)

Net loans	991,288	353,657	253,308	—	—	1,598,253

Deposits	1,586,490	460,078	315,093	—	(14,163)	2,347,498
Stockholders’ equity	122,708	43,132	32,705	245,289	(205,581)	238,253

Number of branches	5	15	3	—	—	23
Number of full-time employees	297	116	72	37	—	522

Three Months Ended September 30, 2005:
Net interest income	$18,414	$5,128	$3,929	$(122)	$(18)	$27,331
Provision for loan losses	375	515	393	—	—	1,283

Net interest income after provision for loan losses	18,039	4,613	3,536	(122)	(18)	26,048
Noninterest income	1,375	454	213	9,929	(8,738)	3,233
Noninterest expense	(9,345)	(3,707)	(2,465)	(2,035)	278	(17,274)

Income before income taxes	10,069	1,360	1,284	7,772	(8,478)	12,007
Income tax expense	3,227	483	517	31	—	4,258

Net income	$6,842	$877	$767	$7,741	$(8,478)	$7,749

Nine Months Ended September 30, 2005:
Net interest income	$51,208	$13,469	$10,114	$(1,046)	$(18)	$73,727
Provision for loan losses	1,817	1,417	983	—	—	4,217

Net interest income after provision for loan losses	49,391	12,052	9,131	(1,046)	(18)	69,510
Noninterest income	3,830	983	488	25,826	(22,392)	8,735
Noninterest expense	(26,098)	(9,603)	(7,282)	(5,563)	732	(47,814)

Income before income taxes	27,123	3,432	2,337	19,217	(21,678)	30,431
Income tax expense	8,997	1,312	940	(441)	—	10,808

Net income	$18,126	$2,120	$1,397	$19,658	$(21,678)	$19,623

*	-	Known as BankWest of Nevada until April 29, 2006

Western Alliance Bancorporation and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
Note 10. Employee Defalcation
     On July 26, 2006, the Company identified evidence of an employee defalcation pertaining to certain accounts at a branch office of its Bank of Nevada (formerly BankWest of Nevada) subsidiary. The alleged defalcation primarily involved improper draws and payments on legitimate notes and the creation of fraudulent loans, resulting in fraudulent balances and the potential for legitimate loans with undetected credit problems. The Company understands the employee made payments on impaired credits to avoid scrutiny of other loans in the affected portfolio. The Company reflected an estimate of the loss resulting from this defalcation in its results of operations for the three months ended June 30, 2006. During the three months ended September 30, 2006, the Company identified an additional $393,000 of other operating losses from fraudulent loans and improper use of customer deposits, and reclassified $371,000 of amounts previously recognized as operating losses to charges to the allowance for loan losses.
     For the nine months ended September 30, 2006, the total pretax impact of the defalcation was $450,000, including our insurance deductible of $350,000 and audit, legal and recovery costs incurred to date. These amounts are net of estimated insurance proceeds and cash restitution the Company has secured from the former employee.
Note 11. Private Placement Offering Memorandum
          On September 1, 2006, the Company issued 263,389 shares of common stock at a purchase price of $34.56 per share, and warrants to purchase 131,695 shares of common stock, resulting in gross proceeds of $9,102,724. For every two full shares purchased by an investor in the offering, the investor received a warrant to purchase an additional share at the same purchase price. The foregoing were issued under circumstances that comply with the requirements of Section 4(2) under the Securities Act. The proceeds of the offering were used to partially capitalize Alta Alliance Bank (see Note 12).
Note 12. Subsequent Event
          In October 2006, the Company opened Alta Alliance Bank, a de novo institution headquartered in Oakland, California. Alta Alliance Bank is a wholly-owned subsidiary of Western Alliance Bancorporation and was capitalized with $25 million.

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
Overview
          During the third quarter of 2006, we remained focused on increasing our earnings through growth of our interest earning assets funded with low-cost deposits. Loan growth for the quarter ended September 30, 2006 was $147.0 million, or 5.3%, as compared to $164.2 million, or 11.3% for the same period in 2005. Deposit growth was $51.9 million, or 1.6%, for the three months ended September 30, 2006, compared to $153.2 million, or 7.2% for the same period in 2005. We reported net income of $11.6 million, or $0.40 per diluted share, for the quarter ended September 30, 2006, as compared to $7.7 million, or $0.31 per diluted share, for the same period in 2005. The increase in earnings is primarily due to higher net interest income, due primarily to an increase in loans and the increase in interest rates. The provision for loan losses decreased $330,000 from the three months ended September 30, 2005 to the same period in 2006, due to less robust loan growth coupled with continuing low levels of loan charge-offs. Non-interest income for the quarter ended September 30, 2006 increased 43.2% from the same period in the prior year, due to increases in trust and investment advisory fees, service charges and income from bank owned life insurance. Non-interest expense for the quarter ended September 30, 2006 increased 45.1% from the same period in 2005, due primarily to increases in salaries and benefits, occupancy and customer service costs caused by continued branch expansion and the acquisitions of Nevada First Bank and the former Bank of Nevada.
          Selected financial highlights are presented in the table below.

Western Alliance Bancorporation and Subsidiaries
Summary Consolidated Financial Data
Unaudited

	At or for the three months			For the nine months
	ended September 30,			ended September 30,
	2006	2005	Change %	2006	2005	Change %

Selected Balance Sheet Data: ($ in millions)
Total assets	$4,002.8	$2,745.0	45.8%
Gross loans, including net deferred fees	2,919.6	1,617.5	80.5
Securities	554.1	713.1	(22.3)
Federal funds sold	103.8	204.0	(49.1)
Deposits	3,250.3	2,347.5	38.5
Customer repurchase agreements	149.2	55.8	167.4
Borrowings	110.0	63.7	72.7
Junior subordinated and subordinated debt	81.9	30.9	164.8
Stockholders’ equity	393.1	238.3	65.0

Selected Income Statement Data: ($ in thousands)
Interest income	$64,344	$35,700	80.2%	$165,923	$95,935	73.0%
Interest expense	25,068	8,369	199.5	57,710	22,208	159.9

Net interest income	39,276	27,331	43.7	108,213	73,727	46.8
Provision for loan losses	953	1,283	(25.7)	3,950	4,217	(6.3)

Net interest income after provision for loan losses	38,323	26,048	47.1	104,263	69,510	50.0
Non-interest income	4,631	3,233	43.2	12,609	8,735	44.4
Non-interest expense	25,057	17,274	45.1	69,147	47,814	44.6

Income before income taxes	17,897	12,007	49.1	47,725	30,431	56.8
Income tax expense	6,330	4,258	48.7	16,844	10,808	55.8

Net Income	$11,567	$7,749	49.3	$30,881	$19,623	57.4

Common Share Data:
Net income per share:
Basic	$0.44	$0.34	29.4%	$1.22	$0.99	23.7%
Diluted	0.40	0.31	29.0	1.11	0.90	23.3
Book value per share	14.57	10.45	39.4
Tangible book value per share	9.13	10.22	(10.6)
Average shares outstanding (in thousands):
Basic	26,471	22,733	16.4	25,216	19,842	27.1
Diluted	29,161	25,082	16.3	27,833	21,857	27.3
Common shares outstanding	26,977	22,793	18.4

Selected Performance Ratios:
Return on average assets (1)	1.16%	1.17%	(0.9)%	1.17%	1.09%	7.3%
Return on average stockholders’ equity (1)	12.09	12.80	(5.5)	12.48	14.82	(15.8)
Return on average tangible stockholders’ equity (1)	19.79	13.08	51.3	17.45	15.27	14.3
Net interest margin (1)	4.42	4.44	(0.5)	4.56	4.40	3.5
Net interest spread	3.29	3.53	(6.8)	3.45	3.58	(3.6)
Efficiency ratio	57.07	56.52	1.0	57.23	57.98	(1.3)
Loan to deposit ratio	89.83	68.90	30.4

Capital Ratios:
Tangible Common Equity	6.4%	8.5%	(24.7)%
Leverage ratio	8.4	10.3	(18.4)
Tier 1 Risk Based Capital	9.5	13.6	(30.1)
Total Risk Based Capital	11.0	14.6	(24.7)

Asset Quality Ratios:
Net charge-offs to average loans outstanding (1)	0.05%	0.03%	66.7%	(0.01)%	0.01%	NA %
Non-accrual loans to gross loans	0.02	0.01	100.0
Non-accrual loans to total assets	0.00	0.01	(100.0)
Loans past due 90 days and still accruing to total loans	0.00	0.15	NA
Allowance for loan losses to gross loans	1.13	1.18	(3.9)
Allowance for loan losses to non-accrual loans	5481.79%	11021.71%

(1)	Annualized for the three and nine month periods ended September 30, 2006 and 2005.

Primary Factors in Evaluating Financial Condition and Results of Operations
          As a bank holding company, we focus on several factors in evaluating our financial condition and results of operations, including:
•	Return on Average Equity, or ROE;

•	Return on Average Tangible Equity, or ROTE;

•	Return on Average Assets, or ROA;

•	Asset Quality;

•	Asset and Deposit Growth; and

•	Operating Efficiency.
          Return on Average Equity. Our net income for the three months ended September 30, 2006 increased 49.3% to $11.6 million compared to $7.7 million for the three months ended September 30, 2005. The increase in net income was due primarily to an increase in net interest income of $11.9 million, an increase in non-interest income of $1.4 million, offset by an increase of $7.8 million in other expenses. Basic earnings per share increased to $0.44 per share for the three months ended September 30, 2006 compared to $0.34 per share for the same period in 2005. Diluted earnings per share was $0.40 per share for the three month periods ended September 30, 2006, compared to $0.31 per share for the same period in 2005. The increase in net income offset by the increase in equity resulted in an ROE and ROTE of 12.09% and 19.79%, respectively, for the three months ended September 30, 2006 compared to 12.80% and 13.08% respectively, for the three months ended September 30, 2005.
          Our net income for the nine months ended September 30, 2006 increased 57.4% to $30.9 million compared to $19.6 million for the nine months ended September 30, 2005. The increase in net income was due primarily to an increase in net interest income of $34.5 million and an increase in non-interest income of $3.9 million, offset by an increase of $21.3 million in other expenses. Basic earnings per share increased to $1.22 per share for the nine months ended September 30, 2006 compared to $0.99 per share for the same period in 2005. Diluted earnings per share was $1.11 per share for the nine month periods ended September 30, 2006, compared to $0.90 per share for the same period in 2005. The increase in net income offset by the increase in equity resulted in an ROE and ROTE of 12.48% and 17.45%, respectively, for the nine months ended September 30, 2006 compared to 14.82% and 15.27%, respectively, for the nine months ended September 30, 2005.
          Return on Average Assets. The increase in net income offset by the increase in assets resulted in an ROA for the three and nine months ended September 30, 2006 of 1.16% and 1.17%, respectively, compared to 1.17% and 1.09%, respectively, for the same periods in 2005.
          Asset Quality. For all banks and bank holding companies, asset quality plays a significant role in the overall financial condition of the institution and results of operations. We measure asset quality in terms of non-accrual and restructured loans and assets as a percentage of gross loans and assets, and net charge-offs as a percentage of average loans. Net charge-offs are calculated as the difference between charged-off loans and recovery payments received on previously charged-off loans. As of September 30, 2006, non-accrual loans were $604,000 compared with $175,000 at September 30, 2005. Non-accrual loans as a percentage of gross loans were 0.02% as of September 30, 2006, compared to 0.01% as of September 30, 2005. For the three and nine months ended September 30, 2006, net charge-offs as a percentage of average loans were 0.05% and 0.04%, respectively. For the same periods in 2005, net charge-offs as a percentage of average loans were 0.03% and 0.02% for each period.
          Asset Growth. The ability to produce loans and generate deposits is fundamental to our asset growth. Our assets and liabilities are comprised primarily of loans and deposits, respectively. Total assets increased 45.8% to $4.0 billion as of September 30, 2006 from $2.7 billion as of September 30, 2005. Gross loans grew 80.5% (40.8% organically) to $2.9 billion as of September 30, 2006 from $1.6 billion as of September 30, 2005. Total deposits increased 38.5% (12.7% organically) to $3.3 billion as of September 30, 2006 from $2.3 billion as of September 30, 2005.
          Operating Efficiency. Operating efficiency is measured in terms of how efficiently income before income taxes is generated as a percentage of revenue. Our efficiency ratio (non-interest expenses divided by the sum of net interest income and non interest income) was 57.1% for the three months ended September 30, 2006, compared to 56.5% for the same period in 2005. Our efficiency ratios for the nine months ended September 30, 2006 and 2005 were 57.2% and 58.0%, respectively.
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
          Although we believe the level of the allowance as of September 30, 2006 was adequate to absorb probable losses in the loan portfolio, a decline in local economic or other factors could result in increasing losses that cannot be reasonably estimated at this time.
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
          As of September 30, 2006, there was (in thousands) $8,382 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted average period of 3.1 years.
          Intangible assets. We closed our acquisitions of Intermountain First Bancorp and Bank of Nevada on March 31 and April 29, 2006, respectively. A portion of the purchase prices of Intermountain First Bancorp and Bank of Nevada have been allocated to core deposit intangibles. These intangible assets are initially recorded at fair value as determined by a qualified independent valuation specialist engaged by management. We will amortize these intangible assets over their estimated useful lives. In addition, we will reassess the fair value of these assets each reporting period to determine whether any impairment losses should be recognized.

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
          The following table sets forth a summary financial overview for the three and nine months ended September 30, 2006 and 2005:

	Three Months Ended			Nine Months Ended
	September 30,		Increase	September 30,		Increase
	2006	2005	(Decrease)	2006	2005	(Decrease)
	(in thousands, except per share amounts)
Consolidated Statement of Earnings Data:
Interest income	$64,344	$35,700	$28,644	$165,923	$95,935	$69,988
Interest expense	25,068	8,369	16,699	57,710	22,208	35,502

Net interest income	39,276	27,331	11,945	108,213	73,727	34,486
Provision for loan losses	953	1,283	(330)	3,950	4,217	(267)

Net interest income after provision for loan losses	38,323	26,048	12,275	104,263	69,510	34,753
Other income	4,631	3,233	1,398	12,609	8,735	3,874
Other expense	25,057	17,274	7,783	69,147	47,814	21,333

Net income before income taxes	17,897	12,007	5,890	47,725	30,431	17,294
Income tax expense	6,330	4,258	2,072	16,844	10,808	6,036

Net income	$11,567	$7,749	$3,818	$30,881	$19,623	$11,258

Earnings per share — basic	$0.44	$0.34	$0.10	$1.22	$0.99	$0.23

Earnings per share — diluted	$0.40	$0.31	$0.09	$1.11	$0.90	$0.21

          The 49.3% increase in net income in the three months ended September 30, 2006 compared with the same period in 2005 was attributable primarily to an increase in net interest income of $11.9 million and an increase in non-interest income of $1.4 million, offset by an increase of $7.8 million in other expenses. Net income for the nine months ended September 30, 2006 increased 57.4% over the same period in 2005, which is due to an increase in net interest income of $34.5 million and an increase in non-interest income of $3.9 million, offset by an increase in non-interest expenses of $21.3 million. The increases in net interest income for the three and nine months ended September 30, 2006 over the same periods for 2005 were the result of an increase in the volume of and yield earned on interest-earning assets, primarily loans.
          Net Interest Income and Net Interest Margin. The 43.7% increase in net interest income for the three months ended September 30, 2006 compared with the same period in 2005 was due to an increase in interest income of $28.6 million, reflecting the effect of an increase of $1.1 billion in average interest-bearing assets which was primarily funded with an increase of $900.1 million in average deposits, of which $117.1 million were non-interest bearing.
     Net interest income for the nine months ended September 30, 2006 increased 46.8% over the same period in 2005. This was due to an increase in interest income of $70.0 million, reflecting the effect of an increase of $939.4 million in average interest-bearing assets which was primarily funded with increase of $799.1 million in average deposits, of which $162.6 million were non-interest bearing.
     The average yield on our interest-earning assets was 7.24% and 6.98% for the three and nine months ended September 30, 2006, respectively, compared with 5.80% and 5.72% for the same periods in 2005. The increase in the yield on our interest-earning assets is a result of an increase in market rates, repricing on our adjustable rate loans, and new loans originated with higher interest rates due to the higher interest rate environment. Loans, which typically yield more than our other interest-bearing assets, increased as a percent of total interest-bearing assets from 64.9% for the three months ended September 30, 2005 to 82.6% for the same period in 2006.
     The cost of our average interest-bearing liabilities increased to 3.95% and 3.53% in the three and nine months ended September 30, 2006, respectively, from 2.27% and 2.14% in the three and nine months ended September 30, 2005, respectively, which is a result of higher rates paid on deposit accounts, borrowings and junior subordinated debt caused by the steady upward pressure on short-term interest rates driven by the Federal Open Market Committee’s (FOMC) rate increases through the second quarter of 2006. Due in part to our acquisitions, we have also seen a shift in our deposit mix whereby non-interest bearing deposits comprise a smaller percentage of our entire deposit portfolio, thus increasing our funding costs. Average non-interest bearing deposits as a percent of deposits declined from 41.8% for the three months ended September 30, 2005 to 33.4% for the same period in 2006.
     Despite the increase in our cost of funding, we had experienced steady margin expansion through the second quarter of 2006 since the FOMC began raising interest rates. However, the persistence of the inverted yield curve and reduced title deposits from the softening real estate market put considerable pressure on our margin in the third quarter of 2006, resulting in a decline in our net interest margin of 30 basis points. This is due to several factors, including the shift in our deposit mix discussed above. Additionally, competitive pressures drove an increase in the cost of our interest-bearing deposits from 3.21% in the second quarter of 2006 to 3.67% in the third quarter of 2006. We also funded the acquisition of Bank of Nevada on April 29, 2006, resulting in a cash outflow of $74.0 million. These funds were essentially replaced with short-term borrowing from the Federal Home Loan Bank, trust preferred securities and subordinated debt. We anticipate that increases in deposit funding costs will stabilize in the fourth quarter of 2006 as the competitive upward pressure has abated.
     Average Balances and Average Interest Rates. The tables below set forth balance sheet items on a daily average basis for the three and nine months ended September 30, 2006 and 2005 and present the daily average interest rates earned on assets and the daily average interest rates paid on liabilities for such periods. Non-accrual loans have been included in the average loan balances. Securities include securities available for sale and securities held to maturity. Securities available for sale are carried at amortized cost for purposes of calculating the average rate received on taxable securities above. Yields on tax-exempt securities and loans are computed on a tax equivalent basis.

	Three Months Ended September 30,
($ in thousands)	2006			2005
			Average			Average
	Average		Yield/Cost	Average		Yield/Cost
	Balance	Interest	(6)	Balance	Interest	(6)
Earning Assets
Securities:
Taxable	$567,346	$6,149	4.30%	$736,610	$7,269	3.92%
Tax-exempt (1)	10,386	131	5.69%	7,053	85	7.54%

Total securities	577,732	6,280	4.32%	743,663	7,354	3.95%
Federal funds sold and other	19,029	295	6.15%	100,587	868	3.42%
Loans (1) (2) (3)	2,914,740	57,508	7.83%	1,588,616	27,343	6.83%
Federal Home Loan Bank stock	17,201	261	6.02%	13,133	135	4.08%

Total earnings assets	3,528,702	64,344	7.24%	2,445,999	35,700	5.80%
Non-earning Assets
Cash and due from banks	109,681			78,012
Allowance for loan losses	(32,585)			(18,602)
Bank-owned life insurance	55,835			40,194
Other assets	288,362			75,871

Total assets	$3,949,995			$2,621,474

Interest Bearing Liabilities
Sources of Funds
Interest-bearing deposits:
Interest checking	255,141	1,747	2.72%	112,978	148	0.52%
Savings and money market	1,277,254	11,492	3.57%	854,804	4,397	2.04%
Time deposits	518,283	5,748	4.40%	299,920	2,222	2.94%

Total interest-bearing deposits	2,050,678	18,987	3.67%	1,267,702	6,767	2.12%
Short-term borrowings	304,143	3,777	4.93%	63,530	357	2.23%
Long-term debt	78,438	710	3.59%	97,374	699	2.85%
Junior and subordinated debt	81,857	1,594	7.73%	30,928	546	7.00%

Total interest-bearing liabilities	2,515,116	25,068	3.95%	1,459,534	8,369	2.27%
Non-interest Bearing Liabilities
Noninterest-bearing demand deposits	1,027,387			910,239
Other liabilities	28,036			11,486
Stockholders’ equity	379,456			240,215

Total liabilities and stockholders’ equity	$3,949,995			$2,621,474

Net interest income and margin (4)		$39,276	4.42%		$27,331	4.44%

Net interest spread (5)			3.29%			3.53%

(1)	Yields on loans and securities have been adjusted to a tax equivalent basis.

(2)	Net loan fees of $1,866,000 and $1,416,000 are included in the yield computation for September 30, 2006 and 2005, respectively.

(3)	Includes average non-accrual loans of $439,000 in 2006 and $369,000 in 2005.

(4)	Net interest margin is computed by dividing net interest income by total average earning assets.

(5)	Net interest spread represents average yield earned on interest-earning assets less the average rate paid on interest-bearing liabilities.

(6)	Annualized.

	Nine Months Ended September 30,
($ in thousands)	2006			2005
			Average			Average
	Average		Yield/Cost	Average		Yield/Cost
	Balance	Interest	(6)	Balance	Interest	(6)
Earning Assets
Securities:
Taxable	$594,432	$19,106	4.30%	$739,072	$22,053	3.99%
Tax-exempt (1)	24,881	708	5.24%	7,064	256	7.59%

Total securities	619,313	19,814	4.34%	746,136	22,309	4.02%
Federal funds sold and other	31,552	1,198	5.08%	82,124	1,919	3.12%
Loans (1) (2) (3)	2,516,427	144,266	7.66%	1,403,124	71,266	6.79%
Federal Home Loan Bank stock	16,692	645	5.17%	13,242	441	4.45%

Total earnings assets	3,183,984	165,923	6.98%	2,244,626	95,935	5.72%
Non-earning Assets
Cash and due from banks	100,833			76,331
Allowance for loan losses	(28,177)			(17,255)
Bank-owned life insurance	54,101			31,064
Other assets	214,378			66,436

Total assets	$3,525,119			$2,401,202

Interest Bearing Liabilities
Sources of Funds
Interest-bearing deposits:
Interest checking	214,250	3,667	2.29%	107,359	407	0.51%
Savings and money market	1,144,587	26,822	3.13%	791,664	11,279	1.90%
Time deposits	453,026	13,840	4.08%	276,385	5,438	2.63%

Total interest-bearing deposits	1,811,863	44,329	3.27%	1,175,408	17,124	1.95%
Short-term borrowings	242,162	7,951	4.39%	72,219	1,305	2.42%
Long-term debt	73,709	2,131	3.87%	111,314	2,259	2.71%
Junior subordinated debt	56,721	3,299	7.78%	30,928	1,520	6.57%

Total interest-bearing liabilities	2,184,455	57,710	3.53%	1,389,869	22,208	2.14%
Non-interest Bearing Liabilities
Noninterest-bearing demand deposits	986,499			823,867
Other liabilities	23,254			10,482
Stockholders’ equity	330,911			176,984

Total liabilities and stockholders’ equity	$3,525,119			$2,401,202

Net interest income and margin (4)		$108,213	4.56%		$73,727	4.40%

Net interest spread (5)			3.45%			3.58%

(1)	Yields on loans and securities have been adjusted to a tax equivalent basis.

(2)	Net loan fees of $5,528,000 and $3,910,000 are included in the yield computation for September 30, 2006 and 2005, respectively.

(3)	Includes average non-accrual loans of $171,000 in 2006 and $605,000 in 2005.

(4)	Net interest margin is computed by dividing net interest income by total average earning assets.

(5)	Net interest spread represents average yield earned on interest-earning assets less the average rate paid on interest-bearing liabilities.

(6)	Annualized.
     Net Interest Income. The table below demonstrates the relative impact on net interest income of changes in the volume of earning assets and interest-bearing liabilities and changes in rates earned and paid by us on such assets and liabilities. For purposes of this table, non-accrual loans have been included in the average loan balances.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2006 v. 2005			2006 v. 2005
	Increase (Decrease)			Increase (Decrease)
	Due to Changes in (1)			Due to Changes in (1)
	Volume	Rate	Total	Volume	Rate	Total
	(in thousands)
Interest on securities:
Taxable	$(1,835)	$715	$(1,120)	$(4,649)	$1,702	$(2,947)
Tax-exempt	42	4	46	507	(55)	452
Federal funds sold	(1,264)	691	(573)	(1,920)	1,199	(721)
Loans	26,165	4,000	30,165	63,825	9,175	73,000
Other investment	62	64	126	133	71	204

Total interest income	23,170	5,474	28,644	57,896	12,092	69,988

Interest expense:
Interest checking	973	626	1,599	1,829	1,431	3,260
Savings and Money market	3,801	3,294	7,095	8,270	7,273	15,543
Time deposits	2,422	1,104	3,526	5,396	3,006	8,402
Short-term borrowings	2,988	432	3,420	5,580	1,066	6,646
Long-term debt	(171)	182	11	(1,087)	959	(128)
Junior subordinated debt	992	56	1,048	1,500	279	1,779

Total interest expense	11,005	5,694	16,699	21,488	14,014	35,502

Net increase (decrease)	$12,165	$(220)	$11,945	$36,408	$(1,922)	$34,486

(1)	Changes due to both volume and rate have been allocated to volume changes.
     Provision for Loan Losses. The provision for loan losses in each period is reflected as a charge against earnings in that period. The provision is equal to the amount required to maintain the allowance for loan losses at a level that, in our judgment, is adequate to absorb probable loan losses inherent in the loan portfolio.
     Our provision for loan losses was $953,000 million and $4.0 million for the three and nine months ended September 30, 2006, respectively, compared to $1.3 million and $4.2 million the same periods in 2005. Factors that impact the provision for loan losses are net charge-offs or recoveries, changes in the size of the loan portfolio, and the recognition of changes in current risk factors.
     Non-Interest Income. We earn non-interest income primarily through fees related to:

•	Trust and investment advisory services,

•	Services provided to deposit customers, and

•	Services provided to current and potential loan customers.
     The following tables present, for the periods indicated, the major categories of non-interest income:

	Three Months Ended			Nine Months Ended
	September 30,			September 30,		Increase
	2006	2005	Increase	2006	2005	(Decrease)
	(in thousands)
Trust and investment advisory services	$1,897	$1,448	$449	$5,335	$4,108	$1,227
Service charges	918	662	256	2,453	1,858	595
Income from bank owned life insurance	641	463	178	1,863	1,045	818
Investment securities losses, net	—	—	—	—	69	(69)
Other	1,175	660	515	2,958	1,655	1,303

Total non-interest income	$4,631	$3,233	$1,398	$12,609	$8,735	$3,874

     The $1.4 million and $3.9 million, or 43.2% and 44.4%, respectively, increases in non-interest income from the three and nine months ended September 30, 2005 to the same periods in 2006 were due primarily to increases in Miller/Russell investment advisory revenues and income from bank owned life insurance. Assets under management at Miller/Russell were up 22.7% from September 30, 2005 to September 30, 2006, causing the increase in revenues.
     Non-Interest Expense. The following table presents, for the periods indicated, the major categories of non-interest expense:

	Three Months Ended			Nine Months Ended
	September 30,		Increase	September 30,		Increase
	2006	2005	(Decrease)	2006	2005	(Decrease)
	(in thousands)
Salaries and employee benefits	$14,243	$9,541	$4,702	$39,353	$27,049	$12,304
Occupancy	3,556	2,619	937	9,146	7,314	1,832
Customer service	1,817	1,257	560	5,029	2,930	2,099
Advertising and other business development	970	702	268	2,930	2,023	907
Legal, professional and director fees	715	527	188	2,137	1,523	614
Audits and exams	682	367	315	1,608	1,128	480
Supplies	598	304	294	1,255	804	451
Organizational costs	426	—	426	854	—	854
Correspondent and wire transfer costs	416	417	(1)	1,254	1,220	34
Data processing	353	350	3	1,220	715	505
Telephone	297	195	102	754	558	196
Insurance	265	223	42	769	540	229
Travel and automobile	251	232	19	590	487	103
Other	468	540	(72)	2,248	1,523	725

	$25,057	$17,274	$7,783	$69,147	$47,814	$21,333

     Non-interest expense grew $7.8 million and $21.3 million, respectively, from the three and nine months ended September 30, 2005 to the same periods in 2006. These increases are attributable to our overall growth, and specifically to the acquisitions of Nevada First Bank and Bank of Nevada, opening of new branches and hiring of new relationship officers and other employees. At September 30, 2006, we had 763 full-time equivalent employees compared to 522 at September 30, 2005. The increase in salaries expenses related to the above totaled $4.7 million and $12.3 million, respectively, which is 60.4% and 57.7%, respectively, of the total increases in non-interest expenses.
     Occupancy expense increased $937,000 and $1.8 million, respectively, from the three and nine months ended September 30, 2005 to the same periods in 2006 due to increased costs associated with new and acquired branches. At September 30, 2006 we operated 29 branch locations, compared with 13 at September 30, 2005.
     Customer service expense increased $560,000 and $2.1 million from the three and nine month periods ended September 30, 2005 to the same periods in 2006 due to an increase in the analysis earnings credit rate used to calculate earnings credits accrued for the benefit of certain title company deposit accounts.
     During the three and nine months ended September 30, 2006, we incurred $426,000 and $854,000, respectively, of organizational costs associated with the formation of a de novo bank (Alta Alliance Bank) in Oakland, California.

     Other non-interest expense increased, in general, as a result of the growth in assets and operations for our three banking subsidiaries.
     Provision for Income Taxes. Our effective federal income tax rate was 35.4% and 35.3% for the three and nine months ended September 30, 2006, respectively compared with 35.5% and 35.5%, respectively, for the same periods in 2005.
Financial Condition
Total Assets
     On a consolidated basis, our total assets as of September 30, 2006 and December 31, 2005 were $4.0 billion and $2.9 billion, respectively. The overall increase from December 31, 2005 to September 30, 2006 of $1.1 billion, or 40.1%, was due primarily to the acquisition of Intermountain First Bancorporation and Bank of Nevada on March 31, 2006 and April 29, 2006, respectively. At June 30, 2006, assets acquired through the Intermountain and Bank of Nevada mergers totaled $845.4 million and gross loans acquired totaled $642.5 million. Assets experienced organic growth during the same period of $300.1 million, or 10.5%, including loan growth of $483.8 million, or 27.0%.
Loans
     Our gross loans including deferred loan fees on a consolidated basis as of September 30, 2006 and December 31, 2005 were $2.9 billion and $1.8 billion, respectively. Our overall growth in loans from December 31, 2005 to September 30, 2006 reflects our acquisitions of Intermountain First Bancorporation and Bank of Nevada and is consistent with our focus and strategy to grow our loan portfolio by focusing on markets which we believe have attractive growth prospects.
     The following table shows the amounts of loans outstanding by type of loan at the end of each of the periods indicated.

	September 30,	December 31,
	2006	2005
	(in thousands)
Construction and land development	$768,684	$432,668
Commercial real estate	1,168,806	727,210
Residential real estate	385,501	272,861
Commercial and industrial	574,201	342,452
Consumer	26,100	20,434
Net deferred loan fees	(3,649)	(2,288)

Gross loans, net of deferred fees	2,919,643	1,793,337
Less: Allowance for loan losses	(33,110)	(21,192)

	$2,886,533	$1,772,145

     Non-Performing Assets. Non-performing assets include loans past due 90 days or more and still accruing interest, non-accrual loans, restructured loans, other impaired loans, and other real estate owned, or OREO. In general, loans are placed on non-accrual status when we determine timely recognition of interest to be in doubt due to the borrower’s financial condition and collection efforts. Restructured loans have modified terms to reduce either principal or interest due to deterioration in the borrower’s financial condition. OREO results from loans where we have received physical possession of the borrower’s assets that collateralized the loan. The following table summarizes the loans for which the accrual of interest has been discontinued, loans past due 90 days or more and still accruing interest, restructured loans, and OREO.

	September 30,	December 31,
	2006	2005
	($ in thousands)
Total non-accrual loans	$604	$107
Loans past due 90 days or more and still accruing	18	34
Restructured loans	—	—
Other impaired loans	1,351	—
Other real estate owned (OREO)	—	—
Non-accrual loans to gross loans	0.02%	0.00%
Loans past due 90 days or more and still accruing to total loans	0.00	0.00
Interest income received on nonaccrual loans	$1	$1
Interest income that would have been recorded under the original terms of the loans	22	10
     As of September 30, 2006 and December 31, 2005, non-accrual loans totaled $604,000 and $107,000, respectively.

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
     The following table summarizes the activity in our allowance for loan losses for the periods indicated:

	Three months ended		Nine months ended
	September 30,		September 30,
	2006	2005	2006	2005
	($ in thousands)
Allowance for loan losses:
Balance at beginning of period	$32,158	$18,118	$21,192	$15,271
Acquisitions	403	—	8,768	—
Provisions charged to operating expenses	953	1,283	3,950	4,217
Recoveries of loans previously charged-off:
Construction and land development	—	—	—	—
Commercial real estate	—	—	—	—
Residential real estate	—	—	5	3
Commercial and industrial	16	7	244	156
Consumer	5	6	56	12

Total recoveries	21	13	305	171
Loans charged-off:
Construction and land development	—	—	—	—
Commercial real estate	—	—	—	—
Residential real estate	—	—	—	—
Commercial and industrial	398	—	1,075	125
Consumer	27	126	30	246

Total charged-off	425	126	1,105	371
Net charge-offs	404	113	800	200

Balance at end of period	$33,110	$19,288	$33,110	$19,288

Net charge-offs to average loans outstanding	0.05%	0.03%	0.04%	0.02%
Allowance for loan losses to gross loans	1.13	1.18
     Net charge-offs totaled $404,000 and $113,000 for the three months ended September 30, 2006 and 2005, respectively. For the nine months ended September 30, 2006 and 2005, net charge-offs totaled $801,000 and $200,000, respectively. The provision for loan losses totaled $953,000 and $4.0 million for the three and nine months ended September 30, 2006, respectively, compared to $1.3 million and $4.2 million for the same periods in 2005.
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
     We use our investment securities portfolio to ensure liquidity for cash requirements, manage interest rate risk, provide a source of income and to manage asset quality. The carrying value of our investment securities as of September 30, 2006 totaled $554.1 million, compared with $748.5 million at December 31, 2005. The decrease experienced from December 31, 2005 to September 30, 2006 was a result of the maturity of our Auction Rate Securities portfolio and called U.S. Government-sponsored agency obligations.
     The carrying value of our portfolio of investment securities at September 30, 2006 and December 31, 2005 was as follows:

	Carrying Value
	At September 30,	At December 31,
	2006	2005
	(in thousands)
U.S. Treasury securities	$3,448	$3,498
U.S. Government-sponsored agencies	77,984	137,578
Mortgage-backed obligations	449,424	519,858
SBA Loan Pools	399	426
State and Municipal obligations	10,519	7,128
Auction rate securities	—	67,999
Other	12,359	12,046

Total investment securities	$554,133	$748,533

     We had a concentration of U.S. Government sponsored agencies and mortgage-backed securities during the three and nine months ended September 30, 2006 and the year ended December 31, 2005. The aggregate carrying value and aggregate fair value of these securities at September 30, 2006 and December 31, 2005 was as follows:

	September 30,	December 31,
	2006	2005
	(in thousands)
Aggregate carrying value	$527,408	$657,436

Aggregate fair value	$524,476	$654,636

Premises and equipment
     Due to a combination of acquisitions and investment in new branch and operations locations, premises and equipment increased $35.3 million from December 31, 2005 to September 30, 2006. Premises and equipment acquired through mergers totaled $11.9 million with the remaining increase attributable to new branch locations and the new operations center in Las Vegas, Nevada.
Goodwill and other intangible assets
     Primarily as a result of the acquisitions of Intermountain First Bancorporation and Bank of Nevada in the nine months ended September 30, 2006, we recorded goodwill of $128.4 million and core deposit intangible assets of $13.3 million. These amounts are subject to change when the determination of the asset and liability values is finalized within one year from the respective merger dates.
Deposits
     Deposits have historically been the primary source for funding our asset growth. As of September 30, 2006, total deposits were $3.3 billion, compared with $2.4 billion as of December 31, 2005. Deposits acquired as a result of the acquisitions of Intermountain First Bancorporation and Bank of Nevada totaled $605.6 million. The remaining organic increase in total deposits is attributable to our ability to attract a stable base of low-cost deposits. As of September 30, 2006, non-interest bearing deposits were $1.1 billion, compared with $980.0 million as of December 31, 2005. Approximately $273.7 million of total deposits, or 8.4%, as of September 30, 2006 consisted of non-interest bearing demand accounts maintained by title insurance companies. Interest-bearing accounts have also experienced growth. As of September 30, 2006, interest-bearing deposits were $2.2 billion, compared with $1.4 billion as of December 31, 2005. Interest-bearing deposits are comprised of NOW accounts, savings and money market accounts, certificates of deposit under $100,000, and certificates of deposit over $100,000.
     The average balances and weighted average rates paid on deposits for the three and nine months ended September 30, 2006 and 2005 are presented below:

	Three month ended September 30, 2006		Nine month ended September 30, 2006
	Average Balance/Rate		Average Balance/Rate
	($ in thousands)
Interest checking (NOW)	$255,141	2.72%	$214,250	2.29%
Savings and money market	1,277,254	3.57	1,144,587	3.13
Time	518,283	4.40	453,026	4.08

Total interest-bearing deposits	2,050,678	3.67	1,811,863	3.27
Non-interest bearing demand deposits	1,027,387	—	986,499	—

Total deposits	$3,078,065	2.45%	$2,798,362	2.12%

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
     Long-Term Borrowed Funds. We also have entered into long-term contractual obligations consisting of advances from Federal Home Loan Bank (FHLB). These advances are secured with collateral generally consisting of securities or loans. As of September 30, 2006, these long-term FHLB advances totaled $58.0 million and will mature by December 31, 2012.
     We have issued $20.0 million in floating rate unsecured subordinated debt. The debt requires quarterly interest payments and matures in September 2016.
     Our commitments associated with outstanding letters of credit, commitments to extend credit, and credit card guarantees as of September 30, 2006 are summarized below. Since commitments associated with letters of credit and commitments to extend credit may expire unused, the amounts shown do not necessarily reflect the actual future cash funding requirements.

	September 30,	December 31,
	2006	2005
	(in thousands)
Commitments to extend credit, including unsecured loan commitments of $192,658 in 2006 and $111,522 in 2005	$1,161,348	$750,349
Credit card guarantees	6,289	7,616
Standby letters of credit, including unsecured letters of credit of $15,775 in 2006 and $4,550 in 2005	46,117	28,720

	$1,213,754	$786,685

     Short-Term Borrowed Funds. Short-term borrowed funds are used to support liquidity needs created by seasonal deposit flows, to temporarily satisfy funding needs from increased loan demand, and for other short-term purposes. Certain of these short-term borrowed funds consist of advances from FHLB. The borrowing capacity at FHLB is determined based on collateral pledged, generally consisting of securities, at the time of borrowing. We also have borrowings from other sources secured by pledged securities including securities sold under agreements to repurchase, which are reflected at the amount of cash received in connection with the transaction, and may require additional collateral based on the fair value of the underlying securities. As of September 30, 2006, total short-term borrowed funds were $201.2 million compared with total short-term borrowed funds of $85.2 million as of December 31, 2005.
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
     The following table provides a comparison of our risk-based capital ratios and leverage ratios to the minimum regulatory requirements as of September 30, 2006.

			Adequately-		Minimum For
			Capitalized		Well-Capitalized
	Actual		Requirements		Requirements
			($ in thousands)
As of September 30, 2006	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to Risk Weighted Assets)
Bank of Nevada	$245,825	10.6%	$185,648	8.0%	$232,061	10.0%
Alliance Bank of Arizona	67,132	11.0	48,749	8.0	60,937	10.0
Torrey Pines Bank	53,211	11.5	37,162	8.0	46,452	10.0
Company	373,675	11.0	270,562	8.0	338,203	10.0

Tier I Capital (to Risk Weighted Assets)
Bank of Nevada	202,876	8.7	92,824	4.0	139,236	6.0
Alliance Bank of Arizona	51,020	8.4	24,375	4.0	36,562	6.0
Torrey Pines Bank	38,792	8.4	18,581	4.0	27,871	6.0
Company	320,151	9.5	135,281	4.0	202,922	6.0

Leverage ratio (to Average Assets)
Bank of Nevada	202,876	7.3	110,940	4.0	138,675	5.0
Alliance Bank of Arizona	51,020	8.0	25,451	4.0	31,813	5.0
Torrey Pines Bank	38,792	7.7	20,076	4.0	25,095	5.0
Company	320,151	8.4	152,437	4.0	190,546	5.0
     The holding company and all of the banks were well capitalized as of September 30, 2006 and December 31, 2005.
Liquidity
     The ability to have readily available funds sufficient to repay fully maturing liabilities is of primary importance to depositors, creditors and regulators. Our liquidity, represented by cash and due from banks, federal funds sold and available-for-sale securities, is a result of our operating, investing and financing activities and related cash flows. In order to ensure funds are available at all times, on at least a quarterly basis, we project the amount of funds that will be required and maintain relationships with a diversified customer base so funds are accessible. Liquidity requirements can also be met through short-term borrowings or the disposition of short-term assets. We have borrowing lines at correspondent banks totaling $84.0 million. In addition, securities and loans are pledged to the FHLB totaling $298.9 million on total borrowings from the FHLB of $58.0 million as of September 30, 2006. As of September 30, 2006, we had $16.7 million in securities available to be sold or pledged to the FHLB.
     We have a formal liquidity policy, and in the opinion of management, our liquid assets are considered adequate to meet our cash flow needs for loan funding and deposit cash withdrawal for the next 60 to 90 days. At September 30, 2006, we had $655.2 million in liquid assets comprised of $207.1 million in cash and cash equivalents (including federal funds sold of $103.8 million) and $448.1 million in securities available-for-sale.
     On a long-term basis, our liquidity will be met by changing the relative distribution of our asset portfolios, for example, reducing investment or loan volumes, or selling or encumbering assets. Further, we may increase liquidity by soliciting higher levels of deposit accounts through promotional activities and/or borrowing from our correspondent banks as well as the Federal Home Loan Bank of San Francisco. At the current time, our long-term liquidity needs primarily relate to funds required to support loan originations and commitments and deposit withdrawals. All of these needs can currently be met by cash flows from investment payments and maturities, and investment sales if the need arises.
     Our liquidity is comprised of three primary classifications: (i) cash flows from operating activities; (ii) cash flows used in investing activities; and (iii) cash flows provided by financing activities. Net cash provided by operating activities consists primarily of net income adjusted for changes in certain other asset and liability accounts and certain non-cash income and expense items such as the loan loss provision, investment and other amortizations and depreciation. For the nine months ended September 30, 2006, net cash provided by operating activities was $24.5 million, compared to $21.3 million for the same period in 2005.
     Our primary investing activities are the origination of real estate, commercial and consumer loans and purchase and sale of securities. Our net cash used in investing activities has been primarily influenced by our loan and securities activities. The increase in loans, net of loans acquired, for the nine months ended September 30, 2006 and 2005 was $518.3 million and $429.2 million, respectively. Proceeds from maturities and sales of securities, net of purchases of securities available-for-sale and held-to-maturity for the nine months ended September 30, 2006 and 2005 were $227.5 million and $71.0 million, respectively.
     Net cash provided by financing activities has been affected significantly by increases in deposit levels. During the nine months ended September 30, 2006 and 2005 deposits increased, net of deposits acquired, by $188.9 million and $591.5 million, respectively. The net increase in our borrowings combined with proceeds from the issuance of junior subordinated and subordinated debt totaled $121.5 million for the three months ended September 30, 2006, compared with a net decline in borrowings of $129.7 million for the same period in 2005.
     Our federal funds sold increased $40.6 million from December 31, 2005 to September 30, 2006. This is due to the growth in our deposits and borrowings, including junior subordinated and subordinated debt, combined with the decrease of our investment portfolio exceeding our loan growth over the same period.
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
ITEM 4. Controls and Procedures
Evaluation of Disclosure Controls
     Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, the Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported in within the time periods specified in Securities and Exchange Commission rules and forms.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a) On September 1, 2006, pursuant to a private placement offering, we issued an aggregate of 263,389 shares of our common stock at a purchase price of $34.56 per share, and warrants to purchase an aggregate of 131,695 shares of our common stock, resulting in gross proceeds of $9,102,724. For every two full shares purchased by an investor in the offering, the Company issued a warrant to purchase an additional share at the same purchase price. The proceeds of the offering were used to partially capitalize Alta Alliance Bank. The foregoing were issued under circumstances that comply with the requirements of Section 4(2) under the Securities Act.
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
WESTERN ALLIANCE BANCORPORATION

Date: November 14, 2006	By:	/s/ Robert Sarver

Robert Sarver
President and Chief Executive Officer

Date: November 14, 2006	By:	/s/ Dale Gibbons

Dale Gibbons
Executive Vice President and
Chief Financial Officer

Date: November 14, 2006		/s/ Terry A. Shirey

Terry A. Shirey
Controller
Principal Accounting Officer

EXHIBIT INDEX
31.1	CEO Certification Pursuant to Rule 13a-14(a)/15d-14(a)

31.2	CFO Certification Pursuant to Rule 13a-14(a)/15d-14(a)

32	CEO and CFO Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.