Form 10-K
period 2006-12-31
WESTERN ALLIANCE BANCORPORATION
filed 2007-03-01
CIK 1212545

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)

☑	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2006

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
None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Note – Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐      Accelerated filer ☑      Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The aggregate market value of the registrant’s voting stock held by non-affiliates is approximately $546,859,000 based on the June 30, 2006 closing price of said stock on the New York Stock Exchange ($34.78 per share).
As of February 16, 2007, 27,345,310 shares of the registrant’s common stock were outstanding.
Portions of the registrant’s definitive Proxy Statement for its 2007 Annual Meeting of Stockholders are incorporated by reference into Part III of this report.

PART I
ITEM 1. BUSINESS
WHERE YOU CAN FIND MORE INFORMATION
     Under the Securities Exchange Act of 1934 Sections 13 and 15(d), periodic and current reports must be filed with the SEC. We electronically file the following reports with the SEC: Form 10-K (Annual Report), Form 10-Q (Quarterly Report), Form 8-K (Current Report), and Form DEF 14A (Proxy Statement). We may file additional forms. The SEC maintains an Internet site, www.sec.gov, in which all forms filed electronically may be accessed. Additionally, all forms filed with the SEC and additional shareholder information is available free of charge on our website: www.westernalliancebancorp.com. We post these reports to our website as soon as reasonably practicable after filing them with the SEC. None of the information on or hyperlinked from our website is incorporated into this Report.
Western Alliance Bancorporation
     We are a bank holding company headquartered in Las Vegas, Nevada. We provide a full range of banking and related services to locally owned businesses, professional firms, real estate developers and investors, local non-profit organizations, high net worth individuals and other consumers through our subsidiary banks and financial services companies located in Nevada, Arizona and California. On a consolidated basis, as of December 31, 2006, we had approximately $4.2 billion in assets, $3.0 billion in total loans, $3.4 billion in deposits and $408.6 million in stockholders’ equity. We have focused our lending activities primarily on commercial loans, which comprised 86.3% of our total loan portfolio at December 31, 2006. In addition to traditional lending and deposit gathering capabilities, we also offer a broad array of financial products and services aimed at satisfying the needs of small to mid-sized businesses and their proprietors, including cash management, trust administration and estate planning, custody and investments and equipment leasing.
     Bank of Nevada (formerly BankWest of Nevada) was founded in 1994 by a group of individuals with extensive community banking experience in the Las Vegas market. We believe our success has been built on the strength of our management team, our conservative credit culture, the attractive growth characteristics of the markets in which we operate and our ability to expand our franchise by attracting seasoned bankers with long-standing relationships in their communities.
     In 2003, with the support of local banking veterans, we opened Alliance Bank of Arizona in Phoenix, Arizona and Torrey Pines Bank in San Diego, California. Over the past three and a half years we have successfully leveraged the expertise and strengths of Western Alliance and Bank of Nevada to build and expand these new banks in a rapid and efficient manner.
     In 2006, we opened Alta Alliance Bank in Oakland, California.
     Through our wholly owned, non-bank subsidiaries, Miller/Russell & Associates, Inc. and Premier Trust, Inc., we provide investment advisory and wealth management services, including trust administration and estate planning. We acquired Miller/Russell and Premier Trust in May 2004 and December 2003, respectively. As of December 31, 2006, Miller/Russell had $1.40 billion in assets under management, and Premier Trust had $256 million in assets under management and $430 million in total trust assets.
 We have achieved significant growth. Specifically, from December 31, 2000 to December 31, 2006, we increased:
•	total assets from $443.7 million to $4.2 billion;

•	total net loans from $319.6 million to $3.0 billion;

•	total deposits from $410.2 million to $3.4 billion; and

•	core deposits (all deposits other than certificates of deposit greater than $100,000) from $355.8 million to $2.9 billion.
     The Company provides a full range of banking services, as well as trust and investment advisory services through its six consolidated subsidiaries. The company manages its business with a primary focus on each subsidiary. Thus, the Company has identified six operating segments. However, the trust and investment advisory segments do not meet the quantitative thresholds for disclosure and have therefore been included in the “other” column. Parent company information is also included in the other category because it represents an overhead function rather than an operating segment. The Company has not aggregated any operating segments.
     The Company reported three segments in the financial statements issued prior to December 31, 2006. In October 2006, the Company opened a new bank subsidiary, Alta Alliance Bank, which is located in Northern California. Although Alta Alliance Bank does not meet the quantitative thresholds for disclosure at December 31, 2006, this segment is reported because it is expected to meet the quantitative thresholds for disclosure in the future.
     The four reported segments derive a majority of their revenues from interest income and the chief executive officer relies primarily on net interest income to assess the performance of the segments and make decisions about resources to be allocated to the segments. The accounting policies of the reported segments are the same as those of the Company as described in Note 1 to the Consolidated Financial Statements. Transactions between segments consist primarily of borrowings and loan participations. Federal funds purchases and sales and other borrowed funds transactions result in profits that are eliminated for reporting consolidated results of operations. Loan participations are recorded at par value with no resulting gain or loss. The Company allocates centrally provided services to the operating segments based upon estimated usage of those services.
Recent Developments
     Acquisition of First Independent Capital of Nevada and First Independent Bank of Nevada. On December 20, 2006, the Company and First Independent Capital of Nevada (First Independent) signed a definitive agreement under which First Independent will merge into Western Alliance Bancorporation. Privately held First Independent owns First Independent Bank of Nevada (headquartered in Reno, Nevada), which had assets of $428 million, deposits of $386 million, loans of $288 million and equity capital of $32 million at December 31, 2006. Under the terms of the agreement, First Independent stockholders may elect to receive either $93.60 in cash or Western Alliance common stock of comparable value (subject to certain collar provisions) as determined by a pricing period prior to close. The agreement contains proration and allocation procedures to ensure that 80% of the First Independent shares are exchanged for shares of Western Alliance. First Independent shareholders may be eligible for additional cash payments of up to $2.38 per share depending upon the performance of certain credits in the First Independent Bank loan portfolio during the two-year period after the merger has been completed. The transaction is valued at approximately $115 million and is expected to close late in the first quarter of 2007.
Our Strategy
     Since 1994, we believe that we have been successful in building and developing our operations by adhering to a business strategy focused on understanding and serving the needs of our local clients and pursuing growth markets and opportunities while emphasizing a strong credit culture. Our objective is to provide our shareholders with superior returns. The critical components of our strategy include:
•	Leveraging our knowledge and expertise. Over the past decade we have assembled an experienced management team and built a culture committed to credit quality and operational efficiency. We have also successfully centralized a significant portion of our operations, processing, compliance, Community Reinvestment Act administration and specialty functions. We intend to grow our franchise and improve our operating efficiencies by continuing to leverage our managerial expertise and the functions we have centralized at Western Alliance.
•	Maintaining a strong credit culture. We adhere to a specific set of credit standards across our bank subsidiaries that ensure the proper management of credit risk. Western Alliance’s management team plays an active role in monitoring compliance with our Banks’ credit standards. Western Alliance also continually monitors each of our subsidiary banks’ loan portfolios, which enables us to identify and take prompt corrective action on potentially problematic loans.

•	Attracting seasoned relationship bankers and leveraging our local market knowledge. We believe our success has been the result, in part, of our ability to attract and retain experienced relationship bankers that have strong relationships in their communities. These professionals bring with them valuable customer relationships, and have been an integral part of our ability to expand rapidly in our market areas. These professionals allow us to be responsive to the needs of our customers and provide a high level of service to local businesses. We intend to continue to hire experienced relationship bankers as we expand our franchise.
•	Offering a broader array of personal financial products and services. Part of our growth strategy is to offer a broader array of personal financial products and services to high net worth individuals and to senior managers at commercial enterprises with which we have established relationships. To this end, we acquired Miller/Russell & Associates, Inc. in May 2004, and Premier Trust, Inc. in December 2003.
•	Focusing on markets with attractive growth prospects. We operate in what we believe to be highly attractive markets with superior growth prospects. Our metropolitan areas have a high per capita income and are expected to experience some of the fastest population growth in the country. We continuously evaluate new markets in the Western United States with similar growth characteristics as targets for expansion. Our long term strategy is to operate in six to twelve high growth markets. We intend to implement this strategy through the formation of additional de novo banks or acquiring other commercial banks in new market areas with attractive growth prospects. As of December 31, 2006, we maintained 31 bank branch offices located throughout our market areas. To accommodate our growth and enhance efficiency, we opened a service center facility in Las Vegas, Nevada that provides centralized back-office services and call center support for all our banking subsidiaries. We intend to expand over the next 12 months to an aggregate of 40 offices.
•	Attracting low cost deposits. We believe we have been able to attract a stable base of low-cost deposits from customers who are attracted to our personalized level of service and local knowledge. As of December 31, 2006, our deposit base was comprised of 33.9% non-interest bearing deposits, of which 27.2% consisted of title company deposits, 67.3% consisted of other business deposits and 5.5% consisted of consumer deposits.
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
     Nevada. In Nevada, we operate in the cities of Las Vegas, Henderson, Mesquite and North Las Vegas, all of which are in the Las Vegas metropolitan area, and Reno, which is located in the Reno metropolitan area. The economy of the Las Vegas metropolitan area is primarily driven by services and industries related to gaming, entertainment and tourism, and is experiencing growth in the residential and commercial construction and light manufacturing sectors. Based on June 30, 2006 FDIC data (which is the most recent date for which public data is available), we ranked 4th out of 29 institutions in deposit market share with $2.3 billion in deposits in the Las Vegas metropolitan area.
     Arizona. In Arizona, we operate in Phoenix and Scottsdale, which are located in the Phoenix metropolitan area, Tucson, which is located in the Tucson metropolitan area, and Sedona, which is located in the Flagstaff metropolitan area. These metropolitan areas contain companies in the following industries:

aerospace, high-tech manufacturing, construction, energy, transportation, minerals and mining and financial services.
     California. In California, we operate in the cities of San Diego and La Mesa, both of which are in the San Diego metropolitan area, and Oakland, which is in the Bay Area metropolitan area. The business communities in the San Diego and Bay Area metropolitan areas include numerous small to medium-sized businesses and service and professional firms that operate in a diverse number of industries, including the entertainment, defense and aerospace, construction, health care and pharmaceutical, technology and computer, financial and telecommunications industries.
     We currently operate in what we believe to be several of the most attractive markets in the Western United States. These markets have high per capita income and are expected to experience some of the fastest population growth in the country. Claritas, Inc., a leading provider of demographic data, projects significant population growth in our metropolitan areas between 2006 and 2011.
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
Operations
     Our operations are conducted through the following wholly owned subsidiaries:
•	Bank of Nevada. Bank of Nevada is a Nevada-chartered commercial bank headquartered in Las Vegas, Nevada. As of December 31, 2006, the bank had $2.9 billion in assets, $2.1 billion in loans and $2.3 billion in deposits. Bank of Nevada has fourteen full-service offices in the Las Vegas metropolitan area and one in Reno.
•	Alliance Bank of Arizona. Alliance Bank of Arizona is an Arizona-chartered commercial bank headquartered in Phoenix, Arizona. As of December 31, 2006, the bank had $643.3 million in assets, $506.7 million in loans and $552.9 million in deposits. Alliance Bank has four full-service offices in Phoenix, three in Tucson, one in Scottsdale and one in Sedona.
•	Torrey Pines Bank. Torrey Pines Bank is a California-chartered commercial bank headquartered in San Diego, California. As of December 31, 2006, the bank had $581.6 million in assets, $414.4 million in loans and $491.6 million in deposits. Torrey Pines has five full-service offices in San Diego and one in La Mesa.
•	Alta Alliance Bank. Alta Alliance Bank opened in October 2006 and is a California-chartered commercial bank headquartered in Oakland, California. As of December 31, 2006, the bank had $56.2 million in assets, $7.7 million in loans and $31.3 million in deposits. Alta Alliance has one full-service office in Oakland and one loan production office in Walnut Creek.
•	Miller/Russell & Associates, Inc. Miller/Russell offers investment advisory services to businesses, individuals and non-profit entities. As of December 31, 2006, Miller/Russell had $1.40 billion in assets under management. Miller/Russell has offices in Phoenix, Tucson, San Diego and Las Vegas.
•	Premier Trust, Inc. Premier Trust offers clients wealth management services, including trust administration of personal and retirement accounts, estate and financial planning, custody services and investments. As of December 31, 2006, Premier Trust had $430 million in total trust assets and $256 million in assets under management. Premier Trust has offices in Las Vegas and Phoenix.

Lending Activities
     We provide a variety of loans to our customers, including commercial and residential real estate loans, construction and land development loans, commercial loans, and to a lesser extent, consumer loans. Our lending efforts have focused on meeting the needs of our business customers, who have typically required funding for commercial and commercial real estate enterprises. Commercial loans comprised 86.3% of our total loan portfolio at December 31, 2006.
     Commercial Real Estate Loans. The majority of our lending activity consists of loans to finance the purchase of commercial real estate and loans to finance inventory and working capital that are secured by commercial real estate. We have a commercial real estate portfolio comprised of loans on apartment buildings, professional offices, industrial facilities, retail centers and other commercial properties. As of December 31, 2006, 61.3% of our commercial real estate and construction loans were owner occupied.
     Construction and Land Development Loans. The principal types of our construction loans include industrial/warehouse properties, office buildings, retail centers, medical facilities, restaurants and single-family homes. Construction and land development loans are primarily made only to experienced local developers with whom we have a sufficient lending history. An analysis of each construction project is performed as part of the underwriting process to determine whether the type of property, location, construction costs and contingency funds are appropriate and adequate. We extend raw commercial land loans primarily to borrowers who plan to initiate active development of the property within two years.
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
     Consumer Loans. We offer a variety of consumer loans to meet customer demand and to increase the yield on our loan portfolio. Consumer loans are generally offered at a higher rate and shorter term than residential mortgages. Examples of our consumer loans include:
•	home equity loans and lines of credit;
•	home improvement loans;
•	credit card loans;
•	new and used automobile loans; and
•	personal lines of credit.
     As of December 31, 2006 our loan portfolio totaled $3.0 billion, or approximately 72.0% of our total assets. The following tables set forth the composition of our loan portfolio as of December 31, 2006.

	December 31, 2006
Loan Type	Amount	Percent
	($ in millions)
Commercial Real Estate	$1,232.2	41.0%
Construction and Land Development	715.5	23.8
Commercial and Industrial	645.5	21.5
Residential Real Estate	384.1	12.8
Consumer	29.6	0.9

Total Gross Loans	$3,006.9	100.0%

Net Deferred Loan Fees	(3.7)

Gross Loans, net of deferred loan fees	$3,003.2

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
 Loan Approval Procedures and Authority
     Our loan approval procedures are executed through a tiered loan limit authorization process which is structured as follows:
•	Individual Authorities. The board of directors of each subsidiary bank sets the authorization levels for individual loan officers on a case-by-case basis. Generally, the more experienced a loan officer, the higher the authorization level. The maximum approval authority for a loan officer is $1.5 million for secured loans and $750,000 for unsecured loans.
•	Management Loan Committees. Credits in excess of individual loan limits are submitted to the appropriate bank’s Management Loan Committee. The Management Loan Committees consist of members of the senior management team of that bank and are chaired by that bank’s chief credit officer. The Management Loan Committees have approval authority up to $6.0 million at Bank of Nevada, $7.5 million at Alliance Bank of Arizona, $5.0 million at Torrey Pines Bank and $5.5 million at Alta Alliance Bank.
•	Credit Administration. Credits in excess of the Management Loan Committee authority are submitted by the bank subsidiary to Western Alliance’s Credit Administration. Credit Administration consists of the chief credit officers of Western Alliance and Bank of Nevada. Credit Administration has approval authority up to $18.0 million.
•	Board of Director Oversight. The CEO of Bank of Nevada acting with the Chairman of the Board of Directors of Bank of Nevada has approval authority up to Bank of Nevada’s legal lending limit of $66.4 million.
     Our credit administration department works independent of loan production.
     Loans to One Borrower. In addition to the limits set forth above, state banking law generally limits the amount of funds that a bank may lend to a single borrower. Under Nevada law, the total amount of outstanding loans that a bank may make to a single borrower generally may not exceed 25% of stockholders’ tangible equity. Under Arizona law, the obligations of one borrower to a bank may not exceed 15% of the bank’s capital. Under California law, the obligations of any one borrower to a bank generally may not exceed 25% of the sum of the bank’s shareholders’ equity, allowance for loan losses, capital notes and debentures.
     Notwithstanding the above limits, because of our business model, our affiliate banks are able to leverage their relationships with one another to participate in loans collectively which they otherwise would not be able to accommodate on an individual basis. As of December 31, 2006, the aggregate lending limit of our subsidiary banks was approximately $96.2 million.
     Concentrations of Credit Risk. Our lending policies also establish customer and product concentration limits to control single customer and product exposures. As these policies are directional and not absolute, at any particular point in time the ratios may be higher or lower because of funding on outstanding commitments. Set forth below are our lending policies and the segmentation of our loan portfolio by loan type as of December 31, 2006:

	Percent of Total Capital		Percent of Total Loans
	Policy Limit	Actual	Policy Limit	Actual
Commercial Real Estate — Term	400%	373%	65%	41%
Construction	250	216	30	24
Commercial and Industrial	200	193	30	21
Residential Real Estate	225	116	65	13
Consumer	50	9	15	1
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
     We generally stop accruing income on loans when interest or principal payments are in arrears for 90 days, or earlier if the bank’s management deems appropriate. We designate loans on which we stop accruing income as non-accrual loans and we reverse outstanding interest that we previously accrued. We recognize income in the period in which we collect it, when the ultimate collectibility of principal is no longer in doubt. We return non-accrual loans to accrual status when factors indicating doubtful collection no longer exist and the loan has been brought current.
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
     As of December 31, 2006, our allowance for loan losses was $33.6 million or 1.12% of total loans.
Investment Activities
     Each of our banking subsidiaries has its own investment policy, which is established by our board of directors and is approved by each respective bank’s board of directors. These policies dictate that investment decisions will be made based on the safety of the investment, liquidity requirements, potential returns, cash flow targets, and consistency with our interest rate risk management. Each bank’s chief financial officer is responsible for making securities portfolio decisions in accordance with established policies. The chief financial officer has the authority to purchase and sell securities within specified guidelines established by the investment policy. All transactions for a specific bank are reviewed by that bank’s board of directors.
     Our banks’ investment policies generally limit securities investments to U.S. Government, agency and sponsored entity securities and municipal bonds, as well as investments in preferred and common stock of government sponsored entities, such as Fannie Mae, Freddie Mac, and the Federal Home Loan Bank. The policies also permit investments in mortgage-backed securities, including pass-through securities issued and guaranteed by Fannie Mae, Freddie Mac and Ginnie Mae, as well as collateralized mortgage obligations (“CMOs”) issued or backed by securities issued by these government agencies and privately issued investment grade CMOs. Privately issued CMOs typically offer higher rates than those paid on government agency CMOs, but lack the guaranty of such agencies and typically there is less market liquidity than agency bonds. The policies also permit investments in securities issued or backed by the SBA and investment grade asset-backed securities and adjustable rate preferred stock. Our current investment strategy uses a risk management approach of diversified investing in fixed-rate securities with short to intermediate-term maturities and floating-rate securities with long-term maturities. The emphasis of this approach is to increase overall securities yields while managing interest rate risk. To accomplish these objectives, we focus on investments in mortgage-backed securities and CMOs with a secondary focus on higher yielding investment grade asset-backed securities and adjustable rate preferred stock.
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
     As of December 31, 2006, we had an investment securities portfolio of $542.3 million, representing approximately 13.0% of our total assets, with the majority of the portfolio invested in AAA-rated securities. The average duration of our investment securities is 3.0 years as of December 31, 2006. The following table summarizes our investment securities portfolio as of December 31, 2006.

	December 31, 2006
	Amount	Percent
	($ in millions)
Mortgage-backed Securities	$379.5	70.0%
U.S. Government Sponsored Agencies	27.7	5.1
Asset-backed Securities	48.0	8.9
Adjustable Rate Preferred Stock	49.1	9.1
Municipal Bonds, U.S. Treasuries & Other	38.0	6.9

Total Investment Securities	$542.3	100.0%

     As of December 31, 2006 and December 31, 2005, we had an investment in bank-owned life insurance (BOLI) of $82.1 million and $51.8 million, respectively. We purchased the BOLI to help offset employee benefit costs.
Deposit Products and Other Funding Sources
     We offer a variety of deposit products to our customers, including checking accounts, savings accounts, money market accounts and other deposit accounts, including fixed-rate, fixed maturity retail certificates of deposit ranging in terms from 30 days to five years, individual retirement accounts, and non-retail certificates of deposit consisting of jumbo certificates greater than or equal to $100,000. We have historically focused on attracting low cost core deposits. As of December 31, 2006, our deposit portfolio was comprised of 33.9% non-interest bearing deposits, compared to 17.4% time deposits.
     Our non-interest bearing deposits consist of non-interest bearing checking accounts, which, as of December 31, 2006, were comprised of 27.2% title company deposits, which consist primarily of deposits held in escrow pending the closing of commercial and residential real estate transactions, and, to a lesser extent, operating accounts for title companies; 67.3% other business deposits, which consist primarily of operating accounts for businesses; and 5.5% consumer deposits. We consider these deposits to be core deposits. We believe these deposits are generally not interest rate sensitive since these accounts are not created for investment purposes. The competition for these deposits in our markets is strong. We believe our success in attracting and retaining these deposits is based on several factors, including (1) the high level of service we provide to our customers; (2) our ability to attract and retain experienced relationship bankers who have strong relationships in their communities; (3) our broad array of cash management services; and (4) our competitive pricing on earnings credits paid on these deposits. We intend to continue our efforts to attract deposits from our business lending relationships in order to maintain our low cost of funds and improve our net interest margin. However, the loss of a significant part of our low-cost deposit base would negatively impact our profitability.
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
     As of December 31, 2006, we had approximately $3.4 billion in total deposits. The following table shows our deposit composition as of December 31, 2006:

	December 31, 2006
	Amount	Percent
	($ in millions)
Non-interest Bearing Demand	$1,154.2	33.9%
Savings & Money Market	1,407.9	41.4
Time, $100k and over	524.9	15.4
Interest Bearing Demand	246.4	7.3
Other Time	67.0	2.0

Total Deposits	$3,400.4	100.0%

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
     We have a service center facility which became operational in the fourth quarter of 2006. We expect that this facility will increase our capacity to provide courier, cash management and other business services.
     Through Miller/Russell, we provide customers with asset allocation and investment advisory services. In addition, we provide wealth management services including trust administration of personal and retirement accounts, estate and financial planning, custody services and investments through Premier Trust.
Customer, Product and Geographic Concentrations
     Approximately 64.9% of our loan portfolio as of December 31, 2006 consisted of commercial real estate secured loans, including commercial real estate loans and construction and land development loans. Moreover, our business activities are currently focused in the Las Vegas, San Diego, Tucson, Phoenix and Oakland metropolitan areas. Consequently, our business is dependent on the trends of these regional economies. In addition, approximately 9.2% of our deposits as of December 31, 2006 consisted of noninterest bearing title company deposits. No individual or single group of related accounts is considered material in relation to our assets or deposits or in relation to our overall business.
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
Employees
     As of December 31, 2006, we had 785 full-time equivalent employees.
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
Financial Information Regarding Segment Reporting
     We currently operate our business in six operating segments: Bank of Nevada, Alliance Bank of Arizona, Torrey Pines Bank, Alta Alliance Bank, Premier Trust, Inc. and Miller/Russell & Associates, Inc. Please refer to Note 18 “Segment Information” to our Consolidated Financial Statements for financial information regarding segment reporting.
SUPERVISION AND REGULATION
     The following discussion is only intended to summarize some of the significant statutes and regulations that affect the banking industry and therefore is not a comprehensive survey of the field. These summaries are qualified in their entirety by reference to the particular statute or regulation that is referenced or described. Changes in applicable laws or regulations or in the policies of banking supervisory agencies, or the adoption of new laws or regulations, may have a material effect on Western Alliance’s business and prospects. Changes in fiscal or monetary policies also may affect Western Alliance. The probability, timing, nature or extent of such changes or their effect on Western Alliance cannot be predicted.
Bank Holding Company Regulation
     General. Western Alliance Bancorporation is a bank holding company and is registered with the Board of Governors of the Federal Reserve System (“Federal Reserve”) under the Bank Holding Company Act of 1956 (the “BHC Act”). As such, the Federal Reserve is Western Alliance’s primary federal regulator, and Western is subject to extensive regulation, supervision and examination by the Federal Reserve. Western Alliance must file reports with the Federal Reserve and provide it with such additional information as it may require.
     Under Federal Reserve regulations, a bank holding company is required to serve as a source of financial and managerial strength for its subsidiary banks and may not conduct its operations in an unsafe or unsound manner. In addition, it is the Federal Reserve’s policy that, in serving as a source of strength to its subsidiary banks, a bank holding company should stand ready to use its available resources to provide adequate capital to its subsidiary banks during period of financial stress or adversity and should maintain the financial flexibility and capital-raising capacity to obtain additional resources for assisting its subsidiary banks. A bank holding company’s failure to meet these obligations will generally be considered by the Federal Reserve to be an unsafe and unsound banking practice or a violation of Federal Reserve regulations, or both.

     Among its powers, the Federal Reserve may require a bank holding company to terminate an activity or terminate control of, divest or liquidate subsidiaries or affiliates that the Federal Reserve determines constitute a significant risk to the financial safety or soundness of the bank holding company or any of its bank subsidiaries. Subject to certain exceptions, bank holding companies also are required to give written notice to and receive approval from the Federal Reserve before purchasing or redeeming their common stock or other equity securities. The Federal Reserve also may regulate provisions of a bank holding company’s debt, including by imposing interest rate ceilings and reserve requirements. In addition, the Federal Reserve requires all bank holding companies to maintain capital at or above certain prescribed levels.
     Holding Company Bank Ownership. The BHC Act requires every bank holding company to obtain the approval of the Federal Reserve before it may acquire, directly or indirectly, ownership or control of any voting shares of another bank or bank holding company if, after such acquisition, it would own or control more than 5% of any class of the outstanding voting shares of such other bank or bank holding company, acquire all or substantially all the assets of another bank or bank holding company or merge or consolidate with another bank holding company.
     Holding Company Nonbank Ownership. With certain exceptions, the BHC Act prohibits a bank holding company from acquiring or retaining, directly or indirectly, ownership or control of more than 5% of the outstanding voting shares of any company that is not a bank or bank holding company, or from engaging, directly or indirectly, in activities other than those of banking, managing or controlling banks, or providing services for its subsidiaries. The principal exceptions to these prohibitions involve certain nonbank activities that have been identified, by statute or by Federal Reserve regulation or order as activities so closely related to the business of banking or of managing or controlling banks as to be a proper incident thereto. Business activities that have been determined to be so related to banking include securities brokerage services, investment advisory services, fiduciary services and certain management advisory and data processing services, among others. A bank holding company that qualifies as a “financial holding company” also may engage in a broader range of activities that are financial in nature (and complementary to such activities), as discussed below.
     In addition, bank holding companies that qualify and elect to become financial holding companies may engage in nonbank activities that have been identified by the Gramm-Leach-Bliley Act of 1999 (“GLB Act”) or by Federal Reserve and Treasury Department Regulation as financial in nature or incidental or complementary to a financial activity. Activities that are defined as financial in nature include securities underwriting, dealing and market making, sponsoring mutual funds and investment companies, engaging in insurance underwriting and agency activities, and making merchant banking investments in nonfinancial companies. In order to become or remain a financial holding company, a bank holding company must be well-capitalized, well-managed, and, except in limited circumstances, have at least satisfactory CRA ratings. Failure by a financial holding company to maintain compliance with these requirements or correct non-compliance within a fixed time period could lead to divestiture of all subsidiary banks or a requirement to conform all nonbanking activities to those permissible for a bank holding company that has not elected financial holding company status.
     Change in Control. In the event that the BHC Act is not applicable to a person or entity, the Change in Bank Control Act of 1978 (“CIBC Act”) requires, that such person or entity give notice to the Federal Reserve and the Federal Reserve not disapprove such notice before such person or entity may acquire “control” of a bank or bank holding company. A limited number of exemptions apply to such transactions. Control is conclusively presumed to exist if a person or entity acquires 25% or more of the outstanding shares of any class of voting stock of the bank holding company or insured depository institution. Control is rebuttably presumed to exist if a person or entity acquires 10% or more but less than 25% of such voting stock and either the issuer has a class of registered securities under Section 12 of the Securities Exchange Act of 1934, as amended (the “1934 Act”), or no other person or entity will own, control or hold the power to vote a greater percentage of such voting stock immediately after the transaction.
     State Law Restrictions. As a Nevada corporation, Western Alliance is subject to certain limitations and restrictions under applicable Nevada corporate law. For example, Nevada law imposes restrictions relating to indemnification of directors, maintenance of books, records and minutes and observance of certain corporate formalities. Western Alliance also is a bank holding company within the meaning of state law in the states where its subsidiary banks are located. As such, it is subject to examination by and may be required to file reports with the Nevada Financial Institutions Division (“Nevada FID”) under sections 666.095 and 666.105 of the Nevada Revised Statutes. Western Alliance must obtain the approval of the

Nevada Commissioner of Financial Institutions (“Nevada Commissioner”) before it may acquire another bank. Any transfer of control of a Nevada bank holding company must be approved in advance by the Nevada Commissioner.
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
Bank Regulation
     General. Western Alliance controls four subsidiary banks. Bank of Nevada, located in Las Vegas, Nevada, is chartered by the State of Nevada and is subject to primary regulation, supervision and examination by the Nevada FID. Alliance Bank, located in Phoenix, Arizona, is chartered by the State of Arizona and is subject to primary regulation, supervision and examination by the Arizona State Banking Department (“Arizona SBD”). Torrey Pines Bank, located in San Diego, California, is chartered by the State of California and is subject to primary regulation, supervision and examination by the California DFI. Bank of Nevada, Alliance Bank of Arizona and Torrey Pines Bank also are subject to regulation by the Federal Deposit Insurance Corporation (“FDIC”), which is their primary federal banking agency. Alta Alliance Bank is chartered by the State of California and is subject to primary regulation, supervision and examination by the California DFI. Alta Alliance Bank is also a member of the Federal Reserve System and is subject to supervision and regulation by the Federal Reserve, which is its primary federal banking agency.
     Federal and state banking laws and the implementing regulations promulgated by the federal and state banking regulatory agencies cover most aspects of the banks’ operations, including capital requirements, reserve requirements against deposits and for possible loan losses and other contingencies, dividends and other distributions to shareholders, customers’ interests in deposit accounts, payment of interest on certain deposits, permissible activities and investments, securities that a bank may issue and borrowings that a bank may incur, rate of growth, number and location of branch offices and acquisition and merger activity with other financial institutions.
     Deposits in the banks are insured by the FDIC to applicable limits through the Deposit Insurance Fund. All of Western Alliance’s subsidiary banks are required to pay deposit insurance premiums, which are assessed semiannually and paid quarterly. The premium amount is based upon a risk classification system established by the FDIC. Banks with higher levels of capital and a low degree of supervisory concern are assessed lower premiums than banks with lower levels of capital or a higher degree of supervisory concern. The Federal Deposit Insurance Reform Act of 2005 (the “Reform Act”) merged the Bank Insurance Fund and the Savings Association Fund into a single Deposit Insurance Fund, increased the maximum amount of the insurance coverage for certain retirement accounts and possible “inflation adjustments” in the maximum amount of coverage available with respect to other insured accounts, and gave the FDIC more discretion to price deposit insurance coverage according to risk for all insured institutions regardless of the level of the level of the fund reserve ratio. For 2007, the FDIC has announced rates of between 5 cents and 7 cents for $100.00 of deposits for banks with higher levels of capital and a low degree of supervisory concern, up to 43 cents per $100.00 of deposits for institutions in the highest risk category.
     If, as a result of an examination, the FDIC were to determine that the financial condition, capital resources, asset quality, earnings prospects, management, liquidity or other aspects of any of the banks’ operations had become unsatisfactory, or that any of the banks or their management was in violation of any law or regulation, the FDIC may take a number of different remedial actions as it deems appropriate. These actions include the power to enjoin “unsafe or unsound” practices, to require affirmative actions to correct any conditions resulting from any violation or practice, to issue an administrative order that can be judicially enforced, to direct an increase in the bank’s capital, to restrict the bank’s growth, to assess civil monetary penalties against the bank’s officers or directors, to remove officers and directors and, if the FDIC concludes that such conditions cannot be corrected or there is an imminent risk of loss to depositors, to terminate the bank’s deposit insurance.
     Under Nevada, Arizona and California law, the respective state banking supervisory authority has many of the same remedial powers with respect to its state-chartered banks.
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
Regulation of Nonbanking Subsidiaries
     Miller/Russell & Associates, Inc. Miller/Russell & Associates, Inc. is an Arizona corporation and an investment adviser that is registered with the SEC under the Investment Advisers Act of 1940 (“Advisers Act”). Under the Advisers Act, an investment adviser is subject to supervision and inspection by the SEC. A significant element of supervision under the Advisers Act is the requirement to make significant disclosures to the public under Part II of Form ADV of the adviser’s services and fees, the qualifications of its associated persons, financial difficulties and potential conflicts of interests. An investment adviser must keep extensive books and records, including all customer agreements, communications with clients, orders placed and proprietary trading by the adviser or any advisory representative.
     Premier Trust Inc. Premier Trust, Inc. is a trust company licensed by the State of Nevada. Under Nevada law, a company may not transact any trust business, with certain exceptions, unless authorized by the Commissioner. The Commissioner examines the books and records of registered trust companies and may take possession of all the property and assets of a trust company whose capital is impaired or is otherwise determined to be unsafe and a danger to the public. Premier Trust also is licensed as a trust company in Arizona and is subject to regulation and examination by the Arizona Superintendent.
Capital Standards
     Regulatory Capital Guidelines. The Federal Reserve and the FDIC have risk-based capital adequacy guidelines intended to measure capital adequacy with regard to the degree of risk associated with a banking organization’s operations for transactions reported on the balance sheet as assets and transactions, such as letters of credit and recourse arrangements, that are reported as off-balance-sheet items. Under these guidelines, the nominal dollar amounts of assets on the balance sheet and credit-equivalent amounts of off- balance-sheet items are multiplied by one of several risk adjustment percentages. These range from 0.0% for assets with low credit risk, such as cash and certain U.S. government securities, to 100.0% for assets with relatively higher credit risk, such as business loans. A banking organization’s risk-based capital ratios are obtained by dividing its Tier 1 capital and total qualifying capital (Tier 1 capital and a limited amount of Tier 2 capital) by its total risk-adjusted assets and off-balance-sheet items. Tier 1 capital consists of common stock, retained earnings, noncumulative perpetual preferred stock and minority interests in certain subsidiaries, less most other intangible assets. Tier 2 capital may consist of a limited amount of the allowance for loan and lease losses and certain other instruments that have some characteristics of equity. The inclusion of elements of Tier 2 capital as qualifying capital is subject to certain other requirements and limitations of the federal banking supervisory agencies. Since December 31, 1992, the Federal Reserve and the FDIC have required a minimum ratio of Tier 1 capital to risk-adjusted assets and off-balance-sheet items of 4.0% and a minimum ratio of qualifying total capital to risk-adjusted assets and off-balance-sheet items of 8.0%.
     The Federal Reserve and the FDIC require banking organizations to maintain a minimum amount of Tier 1 capital relative to average total assets, referred to as the leverage ratio. The principal objective of the leverage ratio is to constrain the maximum degree to which a bank holding company may leverage its equity capital base. For a banking organization rated in the highest of the five categories used by regulators to rate banking organizations, the minimum leverage ratio of Tier 1 capital to total assets is 3.0%. However, an institution with a 3.0% leverage ratio would be unlikely to receive the highest rating since a strong capital position is a significant part of the regulators’ rating criteria. All banking organizations not rated in the highest category must maintain an additional capital cushion of 100 to 200 basis points. The Federal Reserve and the FDIC have the discretion to set higher minimum capital requirements for specific institutions whose specific circumstances warrant it, such as a bank or bank holding company anticipating significant growth. A bank that does not achieve and maintain the required capital levels may be issued a capital directive by the Federal Reserve or the FDIC, as appropriate, to ensure the maintenance of required capital levels. Neither the Federal Reserve nor the FDIC has advised Western Alliance or any of its subsidiary banks that it is subject to any special capital requirements.
     Prompt Corrective Action. Federal banking agencies possess broad powers to take corrective and other supervisory action to resolve the problems of insured depository institutions, including institutions that fall below one or more of the prescribed minimum capital ratios described above. An institution that is classified based upon its capital levels as well-capitalized, adequately capitalized, or undercapitalized may be treated as though it was in the next lower capital category if its primary federal banking supervisory authority, after notice and opportunity for hearing, determines that an unsafe or unsound condition or practice warrants such treatment. At each successively lower capital category, an insured depository institution is subject to additional restrictions. A bank holding company must guarantee that a subsidiary bank that adopts a capital restoration plan will meet its plan obligations, in an amount not to exceed 5% of the subsidiary bank’s assets or the amount required to meet regulatory capital requirements, whichever is less. Any capital loans made by a bank holding company to a subsidiary bank are subordinated to the claims of depositors in the bank and to certain other indebtedness of the subsidiary bank. In the event of the bankruptcy of a bank holding company, any commitment by the bank holding company to a federal banking regulatory agency to maintain the capital of a subsidiary bank would be assumed by the bankruptcy trustee and would be entitled to priority of payment.
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
     Under Nevada law, if the stockholders’ equity of a Nevada state-chartered bank becomes impaired, the Nevada Commissioner must require the bank to make the impairment good within three months after receiving notice from the Nevada Commissioner. If the impairment is not made good, the Nevada Commissioner may take possession of the bank and liquidate it.
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
     Western Alliance’s ability to pay dividends is subject to the regulatory authority of the Federal Reserve. Although there are no specific federal laws or regulations restricting dividend payments by bank holding companies, the supervisory concern of the Federal Reserve focuses on a holding company’s capital position, its ability to meet its financial obligations as they come due, and its capacity to act as a source of financial strength to its subsidiaries. In addition, Federal Reserve policy discourages the payment of dividends by a bank holding company that are not supported by current operating earnings.
     As a bank holding company registered with the State of Nevada, Western Alliance also is subject to limitations under Nevada law on the payment of dividends. Nevada banking law imposes no restrictions on bank holding companies regarding the payment of dividends. Under Nevada corporate law, section 78-288 of the Nevada Revised Statutes provides that no cash dividend or other distribution to shareholders, other than a stock dividend, may be made if, after giving effect to the dividend, the corporation would not be able to pay its debts as they become due or, unless specifically allowed by the articles of incorporation, the corporation’s total assets would be less than the sum of its total liabilities and the claims of preferred stockholders upon dissolution of the corporation.
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
     Since Western Alliance has no significant assets other than the voting stock of its subsidiaries, it currently depends on dividends from its bank subsidiaries and, to a much lesser extent, its nonbank subsidiaries, for a substantial portion of its revenue. The ability of a state nonmember bank to pay cash dividends is not restricted by federal law or regulations. State law imposes restrictions on the ability of each of Western Alliance’s subsidiary banks to pay dividends:
•	Under sections 661.235 and 661.240 of the Nevada Revised Statutes, Bank of Nevada may not pay dividends unless the bank’s surplus fund, not including any initial surplus fund, equals the bank’s initial stockholders’ equity, including 10% of the previous year’s net profits, and the dividend would not reduce the bank’s stockholders’ equity below the initial stockholders’ equity of the bank or 6% of the total deposit liability of the bank.
•	Under section 6-187 of the Arizona Revised Statutes, Alliance Bank of Arizona may pay dividends on the same basis as any other Arizona corporation. Under section 10-640 of the Arizona Revised Statutes, a corporation may not make a distribution to shareholders if to do so would render the corporation insolvent or unable to pay its debts as they become due. However, an Arizona bank may not declare a non-stock dividend out of capital surplus without the approval of the Superintendent.
•	Under section 642 of the California Financial Code, Torrey Pines Bank and Alta Alliance Bank may not, without the prior approval of the California Commissioner, make a distribution to its shareholders in an amount exceeding the bank’s retained earnings or its net income during its last three fiscal years, less any previous distributions made during that period by the bank or its subsidiaries, whichever is less. Under section 643 of the California Financial Code, the California Commissioner may approve a larger distribution, but in no event to exceed the bank’s net income during the year, net income during the prior fiscal year or retained earnings, whichever is greatest.
     Redemption. A bank holding company may not purchase or redeem its equity securities without the prior written approval of the Federal Reserve if the purchase or redemption combined with all other purchases and redemptions by the bank holding company during the preceding 12 months equals or exceeds 10% of the bank holding company’s consolidated net worth. However, prior approval is not required if the bank holding company is well-managed, not the subject of any unresolved supervisory issues and both before and immediately after the purchase or redemption is well-capitalized.

Increasing Competition in Financial Services
     Interstate Banking And Branching. The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (“Riegle-Neal Act”) generally authorizes interstate branching. Currently, bank holding companies may purchase banks in any state, and banks may merge with banks in other states, unless the home state of the bank holding company or either merging bank has opted out under the legislation. After properly entering a state, an out-of-state bank may establish de novo branches or acquire branches or acquire other banks on the same terms as a bank that is chartered by the state.
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
     An out-of-state bank may establish branches in Arizona by acquiring a depository institution that is headquartered in the state or a branch of such an institution, provided that the institution or branch is more than five years old and the state in which the out-of-state bank is headquartered extends reciprocal rights. An out-of-state bank holding company without a subsidiary bank in Arizona may establish a de novo bank in the state, and thereafter may acquire additional banks.
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
Selected Regulation of Banking Activities
     Transactions with Affiliates. Banks are subject to restrictions imposed by the FRA and regulations adopted by the Federal Reserve to implement it with regard to extensions of credit to affiliates, investments in securities issued by affiliates and the use of affiliates’ securities as collateral for loans to any borrower. These laws and regulations may limit the ability of Western Alliance to obtain funds from its subsidiary banks for its cash needs, including funds for payment of dividends, interest and operational expenses.
     Insider Credit Transactions. Banks also are subject to certain restrictions regarding extensions of credit to executive officers, directors or principal shareholders of a bank and its affiliates or to any related interests of such persons (i.e., insiders). All extensions of credit to insiders must be made on substantially the same terms and pursuant to the same credit underwriting procedures as are applicable to comparable transactions with persons who are neither insiders nor employees, and must not involve more than the normal risk of repayment or present other unfavorable features. Insider loans also are subject to certain lending limits, restrictions on overdrafts to insiders and requirements for prior approval by the bank’s board of directors.
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
     Tying Arrangements. Western Alliance and its subsidiary banks are prohibited from engaging in certain tying arrangements in connection with any extension of credit, sale or lease of property or furnishing of services. With certain exceptions for traditional banking services, Western Alliance’s subsidiary banks may not condition an extension of credit to a customer on a requirement that the customer obtain additional credit, property or services from the bank, Western Alliance or any of Western Alliance’s other subsidiaries, that the customer provide some additional credit, property or services to the bank, Western Alliance or any of Western Alliance’s other subsidiaries or that the customer refrain from obtaining credit, property or other services from a competitor.

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
Consumer Protection Laws and Regulations
     The banking regulatory authorities have increased their attention in recent years to compliance with consumer protection laws and their implementing regulations. Examination and enforcement have become more intense in nature, and insured institutions have been advised to monitor carefully compliance with such laws and regulations. The bank is subject to many federal consumer protection statutes and regulations, some of which are discussed below.
     Community Reinvestment Act. The CRA is intended to encourage insured depository institutions, while operating safely and soundly, to help meet the credit needs of their communities. The CRA specifically directs the federal regulatory agencies, when examining insured depository institutions, to assess a bank’s record of helping meet the credit needs of its entire community, including low- and moderate-income neighborhoods, consistent with safe and sound banking practices. The CRA further requires the agencies to take a financial institution’s record of meeting its community credit needs into account when evaluating applications for, among other things, domestic branches, mergers or acquisitions, or holding company formations. The agencies use the CRA assessment factors in order to provide a rating to the financial institution. The ratings range from a high of “outstanding” to a low of “substantial noncompliance.” Bank of Nevada has consistently been rated “Outstanding” for CRA performance by the FDIC, most recently as of October 10, 2006. Two of Western’s subsidiary banks, Alliance Bank of Arizona and Torrey Pines Bank, were rated “Satisfactory” for CRA performance by the FDIC as of November 1, 2004 and September 1, 2005, respectively. Western’s other subsidiary bank, Alta Alliance Bank, opened on October 16, 2006, and has not yet had its first CRA examination.
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
     Truth in Lending Act. The Truth in Lending Act (“TILA”) is designed to ensure that credit terms are disclosed in a meaningful way so that consumers may compare credit terms more readily and knowledgeably. As a result of TILA, all creditors must use the same credit terminology to express rates and payments, including the annual percentage rate, the finance charge, the amount financed, the total of payments and the payment schedule, among other things.
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

Beginning with data reported for 2004, the amount of information that financial institutions collect and disclose concerning applicants and borrowers has expanded, which is expected to increase the attention that HMDA data receives from state and federal banking supervisory authorities, community-oriented organizations and the general public.
     Real Estate Settlement Procedures Act. The Real Estate Settlement Procedures Act (“RESPA”) requires lenders to provide borrowers with disclosures regarding the nature and cost of real estate settlements. RESPA also prohibits certain abusive practices, such as kickbacks and fee-splitting without providing settlement services.
     Penalties under the above laws may include fines, reimbursements and other penalties. Due to heightened regulatory concern related to compliance with these laws generally, Western Alliance and its subsidiary banks may incur additional compliance costs or be required to expend additional funds for investments in its local community.
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
     The Home Ownership Equity and Protection Act of 1994 (“HOEPA”) and regulations adopted by the Federal Reserve to implement it require extra disclosures and extend additional protection to borrowers in closed end consumer credit transactions, such as home repairs or renovation, that are secured by a mortgage on the borrower’s primary residence. The HOEPA disclosures and protections are applicable to such transactions with any of the following features:
•	interest rates for first lien mortgage loans more than 8 percentage points above the yield on U.S. Treasury securities having a comparable maturity;
•	interest rates for subordinate lien mortgage loans more than 10 percentage points above the yield on U.S. Treasury securities having a comparable maturity; or
•	total points and fees paid in connection with the credit transaction exceed the greater of either 8% of the loan amount or a specified dollar amount that is inflation-adjusted each year.
HOEPA prohibits or restricts numerous credit practices including loan flipping by the same lender or loan servicer within a year of the loan being refinanced. Lenders are presumed to have violated the law unless they document that the borrower has the ability to repay. Lenders that violate the rules face cancellation of loans and penalties equal to the finance charges paid. HOEPA also regulates so-called “reverse mortgages.”
Privacy
     Under the GLB Act, all financial institutions, including Western Alliance, its bank subsidiaries and certain of their nonbanking affiliates and subsidiaries are required to establish policies and procedures to restrict the sharing of nonpublic customer data with nonaffiliated parties at the customer’s request and to protect customer data from unauthorized access. In addition, the Fair Credit Reporting Act of 1971 (“FCRA”) includes many provisions concerning national credit reporting standards and permits consumers, including customers of Western Alliance’s subsidiary banks, to opt out of information-sharing for marketing purposes among affiliated companies. The Fair and Accurate Credit Transactions Act of 2003 amended certain provisions of the FRCA and requires banks and other financial institutions to notify their customers if they report negative information about them to a credit bureau or if they are granted credit on terms less favorable than those generally available. The Federal Reserve and the Federal Trade

Commission have extensive rulemaking authority under the FCRA, and Western Alliance and its subsidiary banks are subject to these provisions. Western Alliance has developed policies and procedures for itself and its subsidiaries to maintain compliance and believes it is in compliance with all privacy, information sharing and notification provisions of the GLB Act and the FCRA.
     Under California law, every business that owns or licenses personal information about a California resident must maintain reasonable security procedures and policies to protect that information. All customer records that contain personal information and that are no longer required to be retained must be destroyed. Any person that conducts business in California, maintains customers’ personal information in unencrypted computer records and experiences a breach of security with regard to those records must promptly disclose the breach to all California residents whose personal information was or is reasonably believed to have been acquired by unauthorized persons as a result of such breach. Any person who maintains computerized personal data for others and experiences a breach of security must promptly inform the owner or licensee of the breach. A business may not provide personal information of its customers to third parties for direct mailing purposes unless the customer “opts in” to such information sharing. A business that fails to provide this privilege to its customers must report the uses made of its customers’ data upon a customer’s request.
Compliance
     In order to assure that Western Alliance and its subsidiary banks are in compliance with the laws and regulations that apply to their operations, including those summarized herein, Western Alliance and each of its subsidiary banks employs a compliance officer and Western Alliance engages an independent compliance auditing firm. Western Alliance is regularly reviewed by the Federal Reserve and the subsidiary banks are regularly reviewed by their respective state and federal banking agencies, as part of which their compliance with applicable laws and regulations is assessed. Based on the assessments of its outside compliance auditors and state and federal banking supervisory authorities of Western Alliance and its subsidiary banks, Western Alliance believes that it materially complies with all the laws and regulations that apply to its operations.
Corporate Governance and Accounting Legislation
     Sarbanes-Oxley Act of 2002. The Sarbanes-Oxley Act (“SOX”) was adopted for the stated purpose to increase corporate responsibility, enhance penalties for accounting and auditing improprieties at publicly traded companies, and protect investors by improving the accuracy and reliability of corporate disclosures pursuant to the securities laws. It applies generally to all companies that file or are required to file periodic reports with the SEC under the Securities Exchange Act of 1934 (“Exchange Act”), which includes Western Alliance. SOX requires the SEC and securities exchanges to adopt extensive additional disclosure, corporate governance and other related rules and mandates further studies of certain issues by the SEC and the Comptroller General. Among its provisions, SOX subjects bonuses issued to top executives to disgorgement if a subsequent restatement of a company’s financial statements was due to corporate misconduct, prohibits an officer or director from misleading or coercing an auditor, prohibits insider trades during pension fund “blackout periods,” imposes new criminal penalties for fraud and other wrongful acts and extends the period during which certain securities fraud lawsuits can be brought against a company or its officers.
Anti-Money Laundering and Anti-Terrorism Legislation
     Congress enacted the Bank Secrecy Act of 1970 (the “BSA”) to require financial institutions, including Western Alliance and its subsidiary banks, to maintain certain records and to report certain transactions to prevent such institutions from being used to hide money derived from criminal activity and tax evasion. The BSA establishes, among other things, (a) record keeping requirements to assist government enforcement agencies in tracing financial transactions and flow of funds; (b) reporting requirements for Suspicious Activity Reports and Currency Transaction Reports) to assist government enforcement agencies in detecting patterns of criminal activity; (c) enforcement provisions authorizing criminal and civil penalties for illegal activities and violations of the BSA and its implementing regulations; and (d) safe harbor provisions that protect financial institutions from civil liability for their cooperative efforts.
     Title III of the USA PATRIOT Act (the “USA PATRIOT Act”) amended the BSA and incorporates anti-terrorist financing provisions into the requirements of the BSA and its implementing regulations. Among other things, the USA PATRIOT Act requires all financial institutions, including Western Alliance, its subsidiary banks and several of their nonbanking affiliates and subsidiaries, to institute and maintain a risk-based anti-money laundering compliance program that includes a customer identification program, provides for information sharing with law enforcement and between certain financial institutions by means of an exemption from the privacy provisions of the GLB Act, prohibits U.S. banks and broker-dealers from maintaining accounts with foreign “shell” banks, establishes due diligence and enhanced due diligence requirements for certain foreign correspondent banking and foreign private banking accounts and imposes additional record keeping requirements for certain correspondent banking arrangements. The USA PATRIOT Act also grants broad authority to the Secretary of the Treasury to take actions to combat money laundering, and federal bank regulators are required to evaluate the effectiveness of an applicant in combating money laundering in determining whether to approve any application submitted by a financial institution. Western Alliance and its affiliates have adopted policies, procedures and controls to comply with the BSA and the USA PATRIOT Act, and they engage in very few transactions of any kind with foreign financial institutions or foreign persons.
     The Department of the Treasury’s Office of Foreign Asset Control (“OFAC”) administers and enforces economic and trade sanctions against targeted foreign countries, entities and individuals based on U.S. foreign policy and national security goals. As a result, financial institutions, including Western Alliance, its subsidiary banks and several of their nonbanking affiliates and subsidiaries, must scrutinize transactions to ensure that they do not represent obligations of, or ownership interests in, entities owned or controlled by sanctioned targets. In addition, Western Alliance, its subsidiary banks and several of their nonbanking affiliates and subsidiaries restrict transactions with certain targeted countries except as permitted by OFAC.
ITEM IA. RISK FACTORS
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
Risks Related to Our Market and Business
Our current primary market area is substantially dependent on gaming and tourism revenue, and a downturn in gaming or tourism could hurt our business and our prospects.
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
     We have grown substantially, from having one chartered bank with $443.7 million in total assets and $410.2 million in total deposits as of December 31, 2000, to four chartered banks with $4.2 billion in total assets and $3.4 billion in total deposits as of December 31, 2006. If we are unable to effectively execute on our strategy, we may not be able to continue to grow at our historical rates. In particular, Alliance Bank of Arizona and Torrey Pines Bank have achieved unusually high annual rates of growth as compared to other banks opened since 2003. We do not expect this high level of growth at Alliance Bank of Arizona and Torrey Pines Bank to continue in the future.
Our growth and expansion strategy may not prove to be successful and our market value and profitability may suffer.
     Growth through acquisitions of banks or the organization of new banks in high-growth markets, especially in markets outside of our current markets, represents an important component of our business strategy. Any future acquisitions will be accompanied by the risks commonly encountered in acquisitions. These risks include, among other things:
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
     A significant portion of our loan portfolio is dependent on real estate. As of December 31, 2006, real estate related loans accounted for approximately 78% of total loans. Our financial condition may be adversely affected by a decline in the value of the real estate securing our loans. In addition, acts of nature, including earthquakes, fires and floods, which may cause uninsured damage and other loss of value to real estate that secures these loans, may also negatively impact our financial condition.
     In addition, title company deposits comprised 27.2% of our total non-interest bearing deposits as of December 31, 2006. A slowdown in real estate activity in the markets we serve may cause a decline in our deposit growth and may negatively impact our financial condition.
Our high concentration of commercial real estate, construction and land development and commercial, industrial loans expose us to increased lending risks.
     As of December 31, 2006, the composition of our loan portfolio was as follows:
•	commercial real estate loans of $1.2 billion, or 41.0% of total loans,
•	construction and land development loans of $715.5 million, or 23.8% of total loans,

•	commercial and industrial loans of $645.5 million, or 21.5% of total loans,
•	residential real estate loans of $384.1 million, or 12.8% of total loans, and
•	consumer loans of $29.6 million, or 0.9% of total loans.
     Commercial real estate, construction and land development and commercial and industrial loans, which comprised 86.3% of our total loan portfolio as of December 31, 2006, expose us to a greater risk of loss than our residential real estate and consumer loans, which comprised 13.7% of our total loan portfolio as of December 31, 2006. Commercial real estate and land development loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to residential loans. Consequently, an adverse development with respect to one commercial loan or one credit relationship may expose us to a significantly greater risk of loss compared to an adverse development with respect to one residential mortgage loan.
If we lost a significant portion of our low-cost deposits, it would negatively impact our profitability.
     Our profitability depends in part on our success in attracting and retaining a stable base of low-cost deposits. As of December 31, 2006, our deposit base was comprised of 33.9% non-interest bearing deposits, of which 27.2% consisted of title company deposits, which consist primarily of deposits held in escrow pending the closing of commercial and residential real estate transactions, and to a lesser extent, operating accounts for title companies; 67.4% consisted of other business deposits, which consist primarily of operating accounts for businesses; and 5.5% consisted of consumer deposits. We consider these deposits to be core deposits. While we generally do not believe these deposits are sensitive to interest rate fluctuations, the competition for these deposits in our markets is strong and if we lost a significant portion of these low-cost deposits, it would negatively impact our profitability.
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
     We believe that our success to date has been substantially dependent on our senior management team, which includes Robert Sarver, our Chairman, President and Chief Executive Officer and Chief Executive Officer of Bank of Nevada, Dale Gibbons, our Chief Financial Officer, Bruce Hendricks, President of Bank of Nevada, James Lundy, President and Chief Executive Officer of Alliance Bank of Arizona, Gerald Cady, President and Chief Executive Officer of Torrey Pines Bank, Arnold Grisham, President and Chief Executive Officer of Alta Alliance Bank and certain of our senior relationship bankers. We also believe that our prospects for success in the future are dependent on retaining our senior management team and senior relationship bankers. In addition to their skills and experience as bankers, these persons provide us with extensive community ties upon which our competitive strategy is based. Our ability to retain these persons may be hindered by the fact that we have not entered into employment agreements with any of them. The loss of the services of any of these persons, particularly Mr. Sarver, could have an adverse effect on our business if we can’t replace them with equally qualified persons who are also familiar with our market areas.
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
     Deterioration in local, regional, national or global economic conditions could result in, among other things, an increase in loan delinquencies, a decrease in property values, a change in housing turnover rate or a reduction in the level of bank deposits. Particularly, a weakening of the real estate or employment market in our primary market areas of Las Vegas, San Diego, Tucson, Phoenix and Oakland could result in an increase in the number of borrowers who default on their loans and a reduction in the value of the collateral securing their loans, which in turn could have an adverse effect on our profitability and asset quality.
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
     Increases or decreases in prevailing interest rates could have an adverse effect on our business, asset quality and prospects. Our operating income and net income depend to a great extent on our net interest margin. Net interest margin is the difference between the interest yields we receive on loans, securities and other interest earning assets and the interest rates we pay on interest bearing deposits, borrowings and other liabilities. These rates are highly sensitive to many factors beyond our control, including competition, general economic conditions and monetary and fiscal policies of various governmental and regulatory authorities, including the Board of Governors of the Federal Reserve System, referred to as the FRB. If the rate of interest we pay on our interest bearing deposits, borrowings and other liabilities increases more than the rate of interest we receive on loans, securities and other interest earning assets, our net interest income, and therefore our earnings, could be adversely affected. Our earnings could also be adversely affected if the rates on our loans and other investments fall more quickly than those on our deposits and other liabilities.
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
     We maintain an allowance for loan losses. The allowance is established through a provision for loan losses based on our management’s evaluation of the risks inherent in our loan portfolio and the general economy. The allowance is based upon a number of factors, including the size of the loan portfolio, asset classifications, economic trends, industry experience and trends, industry and geographic concentrations, estimated collateral values, management’s assessment of the credit risk inherent in the portfolio, historical loan loss experience and loan underwriting policies. In addition, we evaluate all loans identified as problem loans and augment the allowance based upon our estimation of the potential loss associated with those problem loans.
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
     About 78% of our outstanding loan portfolio as of December 31, 2006 was secured by real estate. In the course of our business, we may foreclose and take title to real estate, and could be subject to environmental liabilities with respect to these properties. We may be held liable to a governmental entity or to third parties for property damage, personal injury, investigation and clean-up costs incurred by these parties in connection with environmental contamination, or may be required to investigate or clean up hazardous or toxic substances, or chemical releases at a property. The costs associated with investigation or remediation activities could be substantial. In addition, if we are the owner or former owner of a contaminated site, we may be subject to common law claims by third parties based on damages and costs resulting from environmental contamination emanating from the property. These costs and claims could adversely affect our business and prospects.
ITEM 1B. UNRESOLVED STAFF COMMENTS
None
ITEM 2. PROPERTIES
     At December 31, 2006, the Company operated 31 domestic locations of which 14 are owned and 17 are on leased premises. In addition, the Company owns a 36,000 square feet operations facility in Las Vegas, Nevada, has 4 owned and 2 leased properties under construction, owns 3 parcels of land for future development and has 2 leased branches that are not in use. The Company’s corporate headquarters in Las Vegas, Nevada is the collateral for a loan in the amount of $9,711,000. For information regarding rental payments, see Note 11 of the Consolidated Financial Statements.
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
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     No matters were submitted to a vote of security holders during the fourth quarter of 2006.

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
     Prior to our IPO there had been no public market for our common stock. To our knowledge, there were no trades of our stock from January 1, 2004 through the date of our initial public offering.
     IPO shares of our common stock were sold for $22.00 per share. The stock’s price at the close of the market on June 30, 2005 was $25.40. The following table sets forth the low and high closing prices for the two quarters in the period from June 30, 2005 through December 31, 2005.

	Closing Prices
Quarter Ended	Low	High
September 30, 2005	$25.00	$29.87
December 31, 2005	$25.99	$31.45
     Our common stock began trading on the New York Stock Exchange under the symbol “WAL” on June 30, 2005.
     The high and low closing sale prices per share of our common stock for each quarter during the year ended December 31, 2006 are shown in the table below.

	Closing Prices
Quarter Ended	Low	High
March 31, 2006	$28.60	$37.15
June 30, 2006	$31.70	$38.28
September 30, 2006	$32.90	$38.41
December 31, 2006	$31.94	$37.01
Holders
     As of February 16, 2007, there were approximately 499 stockholders of record of our common stock. At such date, our directors and executive officers owned approximately 40% of our outstanding shares. There are no other classes of common equity outstanding.
Dividends
     Western Alliance is a legal entity separate and distinct from the banks and our other non-bank subsidiaries. Since we are a holding company with no significant assets other than the capital stock of our subsidiaries, we depend upon dividends from our subsidiaries for a substantial part of our revenue. Accordingly, our ability to pay dividends depends primarily upon the receipt of dividends or other capital distributions from our subsidiaries. Our subsidiaries’ ability to pay dividends to Western Alliance is subject to, among other things, their earnings, financial condition and need for funds, as well as federal and state governmental policies and regulations applicable to us and each of those subsidiaries, which limit the amount that may be paid as dividends without prior approval. See “Supervision and Regulation” for information regarding our ability to pay cash dividends. In addition, if any required payments on outstanding trust preferred securities are not made, we will be prohibited from paying dividends on our common stock. Western Alliance has never paid a cash dividend on its common stock and does not anticipate paying any cash dividends in the foreseeable future.
Sale of Unregistered Securities
     Related to our establishment of Alta Alliance Bank, on September 1, 2006, the Company issued 263,389 shares of common stock at a purchase price of $34.56 per share, and warrants to purchase 131,695 shares of common stock at $34.56 to officers, directors and other interested parties, resulting in gross proceeds of $9,103,000. For every two full shares purchased by an investor in the offering, the investor received a warrant to purchase an additional share at the same purchase price. The foregoing securities were issued under circumstances that comply with the requirements of Section 4(2) under the Securities Act. The proceeds of the offering were used to partially capitalize Alta Alliance Bank.
Performance Graph
     Below is a graph which summarizes the cumulative return earned by the Company’s stockholders since its shares of common stock were registered under Section 12 of the Exchange Act in June of 2005, compared with the cumulative total return on the S&P 500 Index and KBW Regional Banking Index. This presentation assumes that the value of the investment in the Company’s common stock and each index was $100.00 on June 30, 2005 and that subsequent cash dividends were reinvested.

	Measurement Point
	Jun ’05	Dec ’05	Jun ’06	Dec ’06
Western Alliance Bancorporation	100.00	117.60	136.93	136.89
S&P 500 Index	100.00	105.76	108.61	122.42
KBW Regional Banking Index	100.00	103.38	105.67	112.21
ITEM 6. SELECTED FINANCIAL DATA
     The selected financial information in the table below as of and for the years ended December 31, 2006, 2005, 2004, 2003 and 2002 is derived from our audited consolidated financial statements. Results for past periods are not necessarily indicative of results that may be expected for any future period.

	At or for the Year Ended December 31,
	2006	2005	2004	2003	2002
		(in thousands, except per share data)
Selected Income Data:
Interest income	$233,085	$134,910	$90,855	$53,823	$39,117
Interest expense	84,297	32,568	19,720	12,798	9,771

Net interest income	148,788	102,342	71,135	41,025	29,346
Provision for loan losses	4,660	6,179	3,914	5,145	1,587

Net interest income after provision for loan losses	144,128	96,163	67,221	35,880	27,759
Investment security gains/(losses)	(4,436)	69	19	(265)	609
Other income, excluding securities gains/(losses)	17,870	12,069	8,707	4,535	3,326
Non-interest expense	96,086	64,864	44,929	27,290	19,050

Income before income taxes	61,476	43,437	31,018	12,860	12,644
Provision for income taxes	21,587	15,372	10,961	4,171	4,235

Net Income	$39,889	$28,065	$20,057	$8,689	$8,409

Share data:
Earnings per share—basic	$1.56	$1.36	$1.17	$0.61	$0.79
Earnings per share—diluted	$1.41	$1.24	$1.09	$0.59	$0.78
Book Value per share	$15.09	$10.71	$7.32	$5.84	$4.85
Tangible Book Value per share	$9.61	$10.48	$7.02	$5.80	$4.85
Shares outstanding at period end	27,085	22,810	18,250	16,681	13,908
Weighted average shares outstanding—basic	25,623	20,583	17,190	14,314	10,678
Weighted average shares outstanding—diluted	28,218	22,666	18,405	14,613	10,715

Selected Balance Sheet Data:
Cash and cash equivalents	$264,880	$174,336	$115,397	$65,908	$159,683
Investments and other securities	542,321	748,533	788,622	715,978	232,848
Gross loans, including net deferred loan fees	3,003,222	1,793,337	1,188,535	733,078	464,355
Allowance for loan losses	33,551	21,192	15,271	11,378	6,449
Assets	4,169,604	2,857,271	2,176,849	1,576,773	872,074
Deposits	3,400,423	2,393,812	1,756,036	1,094,646	720,304
Junior subordinated and subordinated debt	101,857	30,928	30,928	30,928	30,928
Stockholders’ equity	408,579	244,223	133,571	97,451	67,442

Selected Other Balance Sheet Data:
Average assets	$3,668,405	$2,488,740	$1,902,947	$1,148,820	$687,927
Average earning assets	3,304,325	2,324,463	1,776,362	1,069,990	642,734
Average stockholders’ equity	348,294	195,284	114,765	71,276	43,370

Selected Financial and Liqudity Ratios:
Return on average assets	1.09%	1.13%	1.05%	0.76%	1.22%
Return on average stockholders’ equity	11.45%	14.37%	17.48%	12.19%	19.39%
Return on average tangible stockholders’ equity	14.20%	14.76%	18.08%	12.19%	19.39%
Net interest margin (1)	4.52%	4.41%	4.00%	3.83%	4.57%
Efficiency ratio (2)	57.65%	56.69%	56.26%	59.90%	58.31%
Loan to deposit ratio	88.32%	74.92%	67.68%	66.97%	64.47%

Capital Ratios (Company):
Leverage Ratio	8.2%	10.2%	7.7%	8.9%	11.2%
Tier 1 Risk-Based Capital ratio	9.4%	12.8%	10.9%	13.3%	15.4%
Total Risk-Based Capital ratio	11.5%	13.8%	12.0%	14.4%	18.1%

Selected Asset Quality Ratios:
Non-accrual loans to gross loans	0.05%	0.01%	0.13%	0.03%	0.22%
Non-accrual loans to total assets	0.03%	0.00%	0.07%	0.01%	0.12%
Loans past due 90 days or more and still accruing to total loans	0.03%	0.00%	0.00%	0.01%	0.04%
Allowance for loan losses to total loans	1.12%	1.18%	1.28%	1.55%	1.39%
Allowance for loan losses to non-accrual loans	0.00%	19805.61%	959.84%	4137.45%	181.71%
Net charge-offs to average loans	0.04%	0.02%	0.00%	0.17%	0.19%

(1)	Net interest margin represents net interest income as a percentage of average interest-earning assets.

(2)	Efficiency ratio represents noninterest expenses as a percentage of the total of net interest income plus noninterest income.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
     Some of the statements contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Business” and elsewhere in this prospectus constitute forward-looking statements. Forward-looking statements relate to expectations, beliefs, projections, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. In some cases, you can identify forward looking statements by terms such as “may,” “will,” “should,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or the negative of these terms or other comparable terminology.
     The forward-looking statements contained in this prospectus reflect our current views about future events and financial performance and are subject to risks, uncertainties, assumptions and changes in circumstances that may cause our actual results to differ significantly from historical results and those expressed in any forward-looking statement, including those risks discussed under the heading “Risk Factors” in this annual report. Some factors that could cause actual results to differ materially from historical or expected results include:
•	changes in general economic conditions, either nationally or locally in the areas in which we conduct or will conduct our business;
•	inflation, interest rate, market and monetary fluctuations;
•	changes in gaming or tourism in our primary market area;
•	risks associated with our growth and expansion strategy and related costs;
•	increased lending risks associated with our concentration of commercial real estate, construction and land development and commercial, industrial loans;
•	increases in competitive pressures among financial institutions and businesses offering similar products and services;
•	higher defaults on our loan portfolio than we expect;
•	changes in management’s estimate of the adequacy of the allowance for loan losses;
•	legislative or regulatory changes or changes in accounting principles, policies or guidelines;
•	management’s estimates and projections of interest rates and interest rate policy;
•	the execution of our business plan; and
•	other factors affecting the financial services industry generally or the banking industry in particular.
     For more information regarding risks that may cause our actual results to differ materially from any forward-looking statements, see “Risk Factors” beginning on page 22. We do not intend and disclaim any duty or obligation to update or revise any industry information or forward-looking statements set forth in this prospectus to reflect new information, future events or otherwise, except as may be required by the securities laws.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The following discussion and analysis should be read in conjunction with “Selected Consolidated Financial Data” and our consolidated financial statements and related notes included elsewhere in this annual report. This discussion and analysis contains forward-looking statements that involve risk, uncertainties and assumptions. Certain risks, uncertainties and other factors, including but not limited to those set forth under “Cautionary Note Regarding Forward-Looking Statements” may cause actual results to differ materially from those projected in the forward-looking statements.
Overview and History
     We are a bank holding company headquartered in Las Vegas, Nevada. We provide a full range of banking and related services to locally owned businesses, professional firms, real estate developers and investors, local nonprofit organizations, high net worth individuals and consumers through our subsidiary banks and financial services companies located in Nevada, Arizona and California. In addition to traditional lending and deposit gathering capabilities, we also offer a broad array of financial products and services aimed at satisfying the needs of small to mid-sized businesses and their proprietors, including cash management, trust administration and estate planning, custody and investments and equipment leasing.
     We generate the majority of our revenue from interest on loans, service charges on customer accounts and income from investment securities. This revenue is offset by interest expense paid on deposits and other borrowings and non-interest expense such as administrative and occupancy expenses. Net interest income is the difference between interest income on interest-earning assets such as loans and securities and interest expense on interest-bearing liabilities such as customer deposits and other borrowings which are used to fund those assets. Net interest income is our largest source of net income. Interest rate fluctuations, as well as changes in the amount and type of earning assets and liabilities, combine to affect net interest income.
     We provide a variety of loans to our customers, including commercial and residential real estate loans, construction and land development loans, commercial and industrial loans, Small Business Administration, or SBA loans, and to a lesser extent, consumer loans. We rely primarily on locally generated deposits to provide us with funds for making loans.
     In addition to these traditional commercial banking capabilities, we also provide our customers with cash management, trust administration and estate planning, equipment leasing, and custody and investment services, resulting in revenue generated from non-interest income. We receive fees from our deposit customers in the form of service fees, checking fees and other fees. Other services such as safe deposit and wire transfers provide additional fee income. We may also generate income from time to time from the sale of investment securities. The fees collected by us are found in our Consolidated Statements of Income under “non-interest income.” Offsetting these earnings are operating expenses referred to as “non-interest expense.” Because banking is a very people intensive industry, our largest operating expense is employee compensation and related expenses.

	At or for the Year Ended December 31,
	2006	2005	2004
	($ in thousands, expect per share amounts)
Net Income	$39,889	$28,065	$20,057
Basic earnings per share	1.56	1.36	1.17
Diluted earnings per share	1.41	1.24	1.09
Total Assets	4,169,604	2,857,271	2,176,849
Gross Loans	3,003,222	1,793,337	1,188,535
Total Deposits	3,400,423	2,393,812	1,756,036
Net interest margin	4.52%	4.41%	4.00%
Efficiency Ratio	57.65	56.69	56.26
Return on average assets	1.09	1.13	1.05
Return on average equity	11.45	14.37	17.48
Return on average tangible equity	14.20	14.76	18.08

Primary Factors in Evaluating Financial Condition and Results of Operations
     As a bank holding company, we focus on several factors in evaluating our financial condition and results of operations, including:
•	Return on Average Equity, or ROE and Return on Average Tangible Equity, or ROTE;
•	Return on Average Assets, or ROA;
•	Asset Quality;
•	Asset and Deposit Growth; and
•	Operating Efficiency.
     Return on Average Equity and Tangible Equity. Our net income for the year ended December 31, 2006 increased 42.1% to $39.9 million compared to $28.1 million for the year ended December 31, 2005. The increase in net income was due primarily to increases in net interest income of $46.4 million and other income of $5.8 million, partially offset by an increase of $31.2 million in other expenses and a loss on securities portfolio restructuring of $4.4 million. Also contributing to the increase in net income was a decrease in the provision for loan losses of $1.5 million. Basic earnings per share increased to $1.56 per share for the year ended December 31, 2006, compared to $1.36 per share for the same period in 2005. Diluted earnings per share increased to $1.41 per share for the year ended December 31, 2006, compared to $1.24 per share for the same period last year. Average shares outstanding increased 5.0 million from 20.6 million for the year ended December 31, 2005 to 25.6 million for the year ended December 31, 2006. Average stockholders’ equity increased $153 million for the same periods. The increase in shares outstanding and average stockholders’ equity was due primarily to our merger with Intermountain First Bancorporation which closed in March 2006. The increase in net income and shares outstanding resulted in an ROE of 11.5% for the year ended December 31, 2006, compared to 14.4% for the year ended December 31, 2005, and ROTE of 14.2% for the year ended December 31, 2006, compared to 14.8% for the year ended December 31, 2005.
     Return on Average Assets. Our ROA for the year ended December 31, 2006 decreased to 1.09% compared to 1.13% for the same period in 2005. The decrease in ROA is primarily due to an increase in intangible assets arising from the mergers closed during 2006.
     Asset Quality. For all banks and bank holding companies, asset quality plays a significant role in the overall financial condition of the institution and results of operations. We measure asset quality in terms of non-accrual loans and assets as a percentage of gross loans and assets, and net charge-offs as a percentage of average loans. Net charge-offs are calculated as the difference between charged-off loans and recovery payments received on previously charged-off loans. As of December 31, 2006, non-accrual loans were $1,417,000 compared to $107,000 at December 31, 2005. Non-accrual loans as a percentage of gross loans were 0.05% as of December 31, 2006, compared to 0.01% as of December 31, 2005. At December 31, 2006 and December 31, 2005, our nonperforming assets were exclusively comprised of non-accrual loans, other impaired loans and loans past due 90 days or more and still accruing. For the year ended December 31, 2006, net charge-offs as a percentage of average loans were 0.04%, compared to 0.02% for the year ended December 31, 2005.
     Asset Growth. The ability to produce loans and generate deposits is fundamental to our asset growth. Our assets and liabilities are comprised primarily of loans and deposits, respectively. Total assets increased 45.9% to $4.2 billion as of December 31, 2006 from $2.9 billion as of December 31, 2005. Gross loans grew 67.5% to $3.0 billion as of December 31, 2006 from $1.8 billion as of December 31, 2005. Total deposits increased 42.1% to $3.4 billion as of December 31, 2006 from $2.4 billion as of December 31, 2005. Loans and deposits acquired through mergers during 2006 had balances of $642 million and $606 million at June 30, 2006, respectively.
     Operating Efficiency. Operating efficiency is measured in terms of how efficiently income before income taxes is generated as a percentage of revenue. Our efficiency ratio (non-interest expenses divided by the sum of net interest income and non interest income) was 57.65% for the year ended December 31, 2006 compared to 56.69% for the same period in 2005.

Critical Accounting Policies
     The Notes to Consolidated Financial Statements contain a summary of our significant accounting policies, including discussions on recently issued accounting pronouncements, our adoption of them and the related impact of their adoption. We believe that certain of these policies, along with various estimates that we are required to make in recording our financial transactions, are important to have a complete picture of our financial position. In addition, these estimates require us to make complex and subjective judgments, many of which include matters with a high degree of uncertainty. The following is a discussion of these critical accounting policies and significant estimates. Additional information about these policies can be found in Note 1 of the Consolidated Financial Statements.
     Allowance for Loan Losses. The allowance for loan losses is a valuation allowance for probable losses incurred in the loan portfolio. Our allowance for loan loss methodology incorporates a variety of risk considerations in establishing an allowance for loan losses that we believe is adequate to absorb probable losses in the existing portfolio. Such analysis addresses our historical loss experience, delinquency and charge-off trends, collateral values, changes in nonperforming loans, economic conditions, peer group experience and other considerations. This information is then analyzed to determine “estimated loss factors” which, in turn, is assigned to each loan category. These factors also incorporate known information about individual loans, including the borrowers’ sensitivity to interest rate movements. Changes in the factors themselves are driven by perceived risk in pools of homogenous loans classified by collateral type, purpose and term. Management monitors local trends to anticipate future delinquency potential on a quarterly basis. In addition to ongoing internal loan reviews and risk assessment, the audit committee utilizes an independent loan review firm to provide advice on the appropriateness of the allowance for loan losses.
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
     Although we believe the levels of the allowance as of December 31, 2006 and 2005 were adequate to absorb probable losses in the loan portfolio, a decline in local economic conditions or other factors could result in increasing losses that cannot be reasonably estimated at this time.
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
     Goodwill. The Company records as goodwill the excess of the purchase price over the fair value of the identifiable net assets acquired. Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets, prescribes a two-step process for impairment testing of goodwill, which is performed annually, as well as when an event triggering impairment may have occurred. The first step tests for impairment, while the second step, if necessary, measures the impairment. The Company has elected to perform its annual analysis during the fourth quarter of each fiscal year as of October 1st. No indicators of impairment were identified during the year ending December 31, 2006.

     Stock Based Compensation. Effective January 1, 2006 (the adoption date), the Company adopted SFAS No. 123 (revised 2005), Share Based Payment (SFAS 123R). SFAS 123R requires the Company to record the fair value of stock options granted to employees as expense over the vesting period. Prior to adoption of SFAS 123R, the Company accounted for stock option grants using the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Therefore, no stock option-based compensation was reflected in net income, as all options are required by the Plan to be granted with an exercise price equal to the estimated fair value of the underlying common stock on the date of grant.
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
     Loans Acquired through Merger. In December 2003, the American Institute of Certified Public Accountants issued Statement of Position (SOP) 03-3, Accounting for Certain Loans and Debt Securities Acquired in a Transfer. SOP 03-3 addresses the accounting for acquired loans that show evidence of having deteriorated in terms of credit quality since their origination and for which a loss is deemed probable of occurring. SOP 03-3 requires acquired loans to be recorded at their fair value, defined as the present value of future cash flows including interest income, to be recognized over the life of the loan. SOP 03-3 prohibits the carryover of an allowance for loan loss on certain acquired loans within its scope considered in the future cash flows assessment. In relation to the acquisitions discussed in Note 2 to the Consolidated Financial Statements, SOP 03-3 did not have a material effect on the Company’s consolidated financial statements.
Trends and Developments Impacting Our Recent Results
     Certain trends emerged and developments have occurred that are important in understanding our recent results and that are potentially significant in assessing future performance.
     Growth in our market areas. Our growth has been fueled in particular by the significant population and economic growth of the greater Las Vegas area where we conduct the majority of our operations. The growth in this area has coincided with significant investments in the gaming and tourism industry. The significant population increase has resulted in an increase in the acquisition of raw land for residential and commercial development, the construction of residential communities, shopping centers and office buildings, and the development and expansion of the businesses and professions that provide essential goods and services to this expanded population. Similarly, growth in the Phoenix, Tucson, San Diego and Oakland markets has contributed to our growth.
     Asset sensitivity. Management uses various modeling strategies to manage the repricing characteristics of our assets and liabilities. These models contain a number of assumptions and can not take into account all the various factors that influence the sensitivities of our assets and liabilities. Despite these limitations, our models at December 31, 2006 indicated that our balance sheet was moderately asset sensitive. A company is considered to be asset sensitive if the amount of its interest earning assets maturing or repricing within a certain time period exceed the amount of its interest-bearing liabilities also maturing or repricing within the same period. Being asset sensitive means generally that in times of rising interest rates, a company’s net interest income will increase, and in times of falling interest rates, net interest income will decrease.

     Because many of our assets are floating rate loans, which are in part funded by our relatively large non-interest bearing deposit base, we are asset sensitive. During 2003 and 2004, we mitigated this asset sensitivity and increased earnings by investing in mortgage-backed securities funded by short-term FHLB borrowings. This strategy had the effect of leveraging our excess capital to produce incremental returns without incurring additional credit risk. In light of the rising interest rate environment, beginning in the third quarter of 2004, we discontinued this strategy.
See “Quantitative and Qualitative Disclosure about Market Risk.”
     Impact of expansion on non-interest expense. We plan to open 6 additional branches in our existing markets over the next 12 months. We anticipate that the expansion will result in a significant increase in occupancy and equipment expense. The cost to construct and furnish a new branch is approximately $2.5 million, excluding the cost to lease or purchase the land on which the branch is located. Consistent with our historical growth strategy, as we open new offices and expand both within and outside our current markets, we plan to recruit seasoned relationship bankers, thereby increasing our salary expenses. Initially, this increase in salary expense is expected to be higher than the revenues to be received from the customer relationships brought to us by the new relationship bankers.
     In October 2006, Alta Alliance Bank opened to the public. Alta Alliance Bank is a wholly owned subsidiary of the Company, headquartered in Oakland, CA. The opening of Alta had a significant impact on the financial statements of the Company in 2006. Approximately $1.0 million in start up and organizational expenditures were made in order to begin operations.
     Impact of acquisitions on net income. On March 31, 2006, we completed our merger with Intermountain First Bancorp, and thereby acquired Nevada First Bank. Total loans and deposits acquired in this merger were $440 million and $405 million, respectively, as of June 30, 2006. We also added a total of 4 full service branches in Las Vegas, Henderson and Reno, Nevada through this merger.
     Effective April 29, 2006, the Company acquired 100% of the outstanding common stock of Bank of Nevada, headquartered in Las Vegas, Nevada. At the date of acquisition, Bank of Nevada was merged into BankWest of Nevada (whose name was subsequently changed to Bank of Nevada). Total loans and deposits acquired in this merger were $202 million and $200 million, respectively, as of June 30, 2006. We also added a total of 3 full service branches in Las Vegas and Mesquite, NV through this merger.
     In December 2006, we announced a definitive agreement to acquire First Independent Capital of Nevada, which is a Reno, Nevada, based financial institution. We anticipate that this acquisition will close at the end of the first quarter of 2007, at which point we will realize a significant increase in compensation, occupancy, and other non-interest expenses. We anticipate that the net interest income we will realize from this acquisition will exceed the increase in non-interest expenses.
     Impact of service center on non-interest income. We have a service center facility which became operational in the fourth quarter of 2006. We expect that this facility will increase our capacity to provide courier, cash management and other business services. We anticipate this will have a favorable impact on our non-interest income.
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

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005
     The following table sets forth a summary financial overview for the years ended December 31, 2006 and 2005.

	Year Ended
	December 31,		Increase
	2006	2005	(Decrease)
	(in thousands, except per share amounts)
Consolidated Statement of Earnings Data:
Interest income	$233,085	$134,910	$98,175
Interest expense	84,297	32,568	51,729

Net interest income	148,788	102,342	46,446
Provision for loan losses	4,660	6,179	(1,519)

Net interest income after provision for loan losses	144,128	96,163	47,965
Investment security gains/(losses)	(4,436)	69	(4,505)
Other income, excluding security gains/(losses)	17,870	12,069	5,801
Other expense	96,086	64,864	31,222

Net income before income taxes	61,476	43,437	18,039
Income tax expense	21,587	15,372	6,215

Net income	$39,889	$28,065	$11,824

Earnings per share — basic	$1.56	$1.36	$0.20

Earnings per share — diluted	$1.41	$1.24	$0.17

     The 42.1% increase in net income in the year ended December 31, 2006 compared to the year ended December 31, 2005 was due primarily to increases in net interest income of $46.4 million and other income of $5.8 million, partially offset by an increase of $31.2 million in other expenses and a loss on portfolio restructuring of $4.4 million. Also contributing to the increase in net income was a decrease in the provision for loan losses of $1.5 million. The increase in net interest income was the result of an increase in the volume of interest-earning assets, primarily loans, partially offset by an increase in our cost of funds, due principally to a rising deposit market rate environment and an increase in borrowing rates.
     Net Interest Income and Net Interest Margin. The 45.4% increase in net interest income for the year ended December 31, 2006 compared to the year ended December 31, 2005 was due to an increase in interest income of $98.2 million, reflecting the effect of an increase of $980 million in average interest-bearing assets which was funded with an increase of $847 million in average deposits, of which $162 million were non-interest bearing.
     The average yield on our interest-earning assets was 7.07% for the year ended December 31, 2006, compared to 5.81% for the year ended December 31, 2005, an increase of 21.7%. The increase in the yield on our interest-earning assets is primarily a result of an increase in the yield earned on our loan portfolio and a shift of funds previously held in securities into higher-yielding loans. The increase in the yield on our loan portfolio from 6.83% in 2005 to 7.71% in 2006 was due to two factors: (1) market rates in 2006 were higher than those in 2005, and therefore the new loans booked in 2006 were generally at higher rates than the average portfolio rate at December 31, 2005; and (2) approximately one-half of our loan portfolio is variable rate, and therefore these loans reprice at higher rates in a rising rate environment as was seen in the year ended December 31, 2006.
     The cost of our average interest-bearing liabilities increased to 3.67% in the year ended December 31, 2006, from 2.27% in the year ended December 31, 2005, which is a result of higher rates paid on deposit accounts, borrowings and junior subordinated debt caused by the steady upward pressure on short-term interest rates driven by the Federal Open Market Committee’s (FOMC) rate increases through the first half of 2006. Due in part to our acquisitions, we have also seen a shift in our deposit mix whereby non-interest bearing deposits comprise a smaller percentage of our entire deposit portfolio, thus increasing our funding costs.
     Our average rate on our interest-bearing deposits increased 63.6% from 2.09% for the year ended December 31, 2005, to 3.42% for the year ended December 31, 2006, reflecting increases in general market rates. Our average rate on total deposits (including non-interest bearing deposits) increased 82.9% from 1.23% for the year ended December 31, 2005, to 2.25% for the year ended December 31, 2006.
     Our interest margin of 4.52% for the year ended December 31, 2006 was higher than our margin for the previous year of 4.41% due to an increase in our yield on interest-bearing assets and our elevated mix of variable rate loans to our total portfolio, offset by a smaller relative increase in our overall cost of funds.
     Average Balances and Average Interest Rates. The table below sets forth balance sheet items on a daily average basis for the years ended December 31, 2006 and 2005 and presents the daily average interest rates earned on assets and the daily average interest rates paid on liabilities for such periods. Non-accrual loans have been included in the average loan balances. Securities include securities available for sale and securities held to maturity. Securities available for sale are carried at amortized cost for purposes of calculating the average rate received on taxable securities below.

	Year Ended December 31,
	2006			2005
	Average		Average	Average		Average
($ in thousands)	Balance	Interest	Yield/Cost	Balance	Interest	Yield/Cost
Earning Assets
Securities:
Taxable	$591,904	$25,886	4.37%	$729,884	$29,099	3.99%
Tax-exempt (1)	18,609	455	4.70%	8,558	394	6.30%

Total securities	610,513	26,341	4.31%	738,442	29,493	3.99%
Federal funds sold and other	35,149	1,798	5.12%	71,450	2,341	3.28%
Loans (1) (2) (3)	2,641,636	203,792	7.71%	1,501,089	102,481	6.83%
Restricted stock	17,027	1,154	6.78%	13,482	595	4.41%

Total earnings assets	3,304,325	233,085	7.07%	2,324,463	134,910	5.81%
Non-earning Assets
Cash and due from banks	101,749			77,347
Allowance for loan losses	(29,442)			(17,954)
Bank-owned life insurance	58,022			36,200
Other assets	233,751			68,684

Total assets	$3,668,405			$2,488,740

Interest Bearing Liabilities
Sources of Funds Interest-bearing deposits:
Interest checking	222,851	5,319	2.39%	109,415	594	0.54%
Savings and money market	1,215,139	40,097	3.30%	827,886	16,908	2.04%
Time deposits	478,228	20,196	4.22%	287,083	8,044	2.80%

Total interest-bearing deposits	1,916,218	65,612	3.42%	1,224,384	25,546	2.09%
Short-term borrowings	243,780	11,101	4.55%	117,703	3,234	2.75%
Long-term debt	73,155	2,724	3.72%	63,754	1,675	2.63%
Junior subordinated and subordinated debt	63,330	4,860	7.67%	30,928	2,113	6.83%

Total interest-bearing liabilities	2,296,483	84,297	3.67%	1,436,769	32,568	2.27%
Non-interest Bearing Liabilities
Noninterest-bearing demand deposits	1,000,726			845,581
Other liabilities	22,902			11,106
Stockholders’ equity	348,294			195,284

Total liabilities and stockholders’ equity	$3,668,405			$2,488,740

Net interest income and margin (4)		$148,788	4.52%		$102,342	4.41%

Net interest spread (5)			3.40%			3.54%

(1)	Yields on loans and securities have been adjusted to a tax equivalent basis.

(2)	Net loan fees of $7,365,000 and $5,051,000 are included in the yield computation for 2006 and 2005, respectively.

(3)	Includes average non-accrual loans of $374,000 in 2006 and $481,000 in 2005.

(4)	Net interest margin is computed by dividing net interest income by total average earning assets.

(5)	Net interest spread represents average yield earned on interest-earning assets less the average rate paid on interest bearing liabilities.
     Net Interest Income. The table below sets forth the relative impact on net interest income of changes in the volume of earning assets and interest-bearing liabilities and changes in rates earned and paid by us on such assets and liabilities. For purposes of this table, non-accrual loans have been included in the average loan balances.

	Years Ended December 31,
	2006 v. 2005
	Increase (Decrease)
	Due to Changes in (1)
	Volume	Rate	Total
	(in thousands)
Interest on securities:
Taxable	$(6,034)	$2,821	$(3,213)
Tax-exempt	246	(185)	61
Federal funds sold and other	(1,857)	1,314	(543)
Loans	87,989	13,322	101,311
Restricted stock	240	319	559

Total interest income	80,584	17,591	98,175

Interest expense:
Interest checking	2,707	2,018	4,725
Savings and Money market	12,779	10,410	23,189
Time deposits	8,072	4,080	12,152
Short-term borrowings	5,741	2,126	7,867
Long-term debt	350	699	1,049
Junior subordinated debt	2,487	260	2,747

Total interest expense	32,136	19,593	51,729

Net increase	$48,448	$(2,002)	$46,446

(1)	Changes due to both volume and rate have been allocated to volume changes.
     Provision for Loan Losses. The provision for loan losses in each period is reflected as a charge against earnings in that period. The provision is equal to the amount required to maintain the allowance for loan losses at a level that, in our judgment, is adequate to absorb probable loan losses inherent in the loan portfolio.
     Our provision for loan losses was $4.7 million for the year ended December 31, 2006, compared with $6.2 million for the year ended December 31, 2005. The provision decreased primarily because of our low level of historical charge-offs, which yielded lower loss experience factors in our required reserve calculations.
     Investment Security Losses. During the fourth quarter of 2006, we liquidated $159 million of our securities portfolio and recognized a pre-tax loss of $4.4 million.
     Non-Interest Income. We earn non-interest income primarily through fees related to:
•	Trust and investment advisory services,
•	Services provided to deposit customers,

•	Services provided to current and potential loan customers, and
•	Bank owned life insurance.
     The following tables present, for the periods indicated, the major categories of non-interest income (excluding securities gains/(losses):

	Year Ended
	December 31,		Increase
	2006	2005	(Decrease)
	(in thousands)
Trust and investment advisory services	$7,346	$5,699	$1,647
Service charges	3,450	2,495	955
Income from bank owned life insurance	2,661	1,664	997
Other	4,413	2,211	2,202

Total non-interest income	$17,870	$12,069	$5,801

     The $5.8 million, or 48%, increase in non-interest income was influenced by several factors. Collectively, Premier Trust, Inc. and Miller/Russell Associates, Inc. produced $7.3 million in trust and investment advisory fees in the year ended December 31, 2006, compared to $5.7 million in the year ended December 31, 2005. The increase was due to an increase in volume of business from both entities. Trust assets and assets under management have increased at both entities from a combined amount of $1.41 billion at December 31, 2005 to $1.83 billion at December 31, 2006.
     Service charges increased $955,000 from 2005 to 2006 due to higher deposit balances and the growth in our customer base.
     Income from bank owned life insurance, or BOLI, increased $997,000. In addition to $2.7 million of BOLI acquired through merger, we purchased additional BOLI products with a face amount of $25.0 million in 2006 to help offset employee benefit costs.
     Other income increased $2.2 million, due to the growth of the Company and its operations, and includes broker fees received on sales of leases and mortgages and gains on sales of SBA loans.
     Non-Interest Expense. The following table presents, for the periods indicated, the major categories of non-interest expense:

	Year Ended
	December 31,		Increase
	2006	2005	(Decrease)
	(in thousands)
Salaries and employee benefits	$54,767	$36,816	$17,951
Occupancy	12,958	9,819	3,139
Customer service	6,684	3,720	2,964
Advertising, public relations and business development	4,242	2,806	1,436
Legal, professional and director fees	2,798	2,051	747
Correspondent banking service charges and wire transfer costs	1,662	1,651	11
Audits and exams	2,375	1,538	837
Supplies	1,710	1,083	627
Data processing	1,748	1,053	695
Telephone	1,093	759	334
Insurance	1,048	752	296
Organizational Costs	977	—	977
Travel and automobile	790	684	106
Other	3,234	2,132	1,102

Total non-interest expense	$96,086	$64,864	$31,222

     Non-interest expense grew $31.2 million, or 48.1%. This growth is attributable to our overall growth, and specifically to the acquisition of Bank of Nevada and First Intermountain Bancorp, the opening of new branches and the hiring of new relationship officers and other employees. At December 31, 2006, we had 785 full-time equivalent employees compared to 537 at December 31, 2005. The increase in salaries and occupancy expenses related to the growth discussed above totaled $21 million, which is 67.6% of the total increase in non-interest expenses.
     Also affecting non-interest expenses was the increase in our customer service costs. This line item grew $3.0 million, or 79.7%, due primarily to an increase in analysis earnings credit rates during the year ended December 31, 2006 compared to those during the year ended December 31, 2005.
     Advertising, public relations and business development increased $1.4 million, or 51.2%. This increase is a result of the growth in assets and operations of the Company.
     Audits and exams increased $837,000 to $2.4 million. The increase is primarily attributable to 2006 being the first year in which we were subject to the Sarbanes-Oxley Rule 404.
     The $977,000 in organizational costs relates to the opening of Alta Alliance Bank in October 2006. This total includes salaries, marketing, legal and other professional costs incurred prior to the opening of the bank.
     Other non-interest expense increased $1.1 million from December 31, 2006 to December 31, 2005. Other non-interest expense increased, in general, as a result of the growth in assets and operations of the Company.
     We incurred $100,000 of audit, legal and recovery costs, net of insurance proceeds, due to the defalcation which was discovered in the third quarter of 2006. The defalcation also resulted in $350,000 in fraud losses, net of insurance proceeds, which are included in other expenses.
     Provision for Income Taxes. We recorded tax provisions of $21.6 million and $15.4 million for the years ended December 31, 2006 and 2005, respectively. Our effective tax rates were 35.1% and 35.4% for 2006 and 2005, respectively.

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004
     The following table sets forth a summary financial overview for the years ended December 31, 2005 and 2004.

	Years Ended
	December 31,
	2005	2004	Increase
	($ in thousands, except per share data)
Consolidated Statement of Earnings Data:
Interest income	$134,910	$90,855	$44,055
Interest expense	32,568	19,720	12,848

Net interest income	102,342	71,135	31,207
Provision for loan losses	6,179	3,914	2,265

Net interest income after provision for loan losses	96,163	67,221	28,942
Investment security gains (losses)	69	19	50
Other income (excluding securities gains (losses)	12,069	8,707	3,362
Other expense	64,864	44,929	19,935

Net income before income taxes	43,437	31,018	12,419
Income tax expense	15,372	10,961	4,411

Net income	$28,065	$20,057	$8,008

Earnings per share — basic	$1.36	$1.17	$0.19

Earnings per share — diluted	$1.24	$1.09	$0.15

     Our net income for the year ended December 31, 2005 increased 39.9% to $28.1 million compared to $20.1 million for the year ended December 31, 2004. The increase in net income was due primarily to increases in net interest income of $31.2 million and other income of $3.4 million, partially offset by an increase of $19.9 million in other expenses and an additional provision for loan losses of $2.3 million.
     Net Interest Income and Net Interest Margin. The 43.9% increase in net interest income for the year ended December 31, 2005 compared to the year ended December 31, 2004 was due to an increase in interest income of $44.1 million, reflecting the effect of an increase of $548.1 million in average interest-bearing assets which was funded with an increase of $619.9 million in average deposits, of which $244.8 million were non-interest bearing.
     The average yield on our interest-earning assets was 5.81% for the year ended December 31, 2005, compared to 5.12% for the year ended December 31, 2004, an increase of 13.5%. The increase in the yield on our interest-earning assets is a primarily a result of an increase in the yield earned on our loan portfolio and a shift of funds previously held in securities into higher-yielding loans. The increase in the yield on our loan portfolio from 6.26% in 2004 to 6.83% in 2005 was due to two factors: (1) market rates in 2005 were higher than those in 2004, and therefore the new loans booked in 2005 were generally at higher rates than the average portfolio rate at December 31, 2004; and (2) approximately one-half of our loan portfolio is variable rate, and therefore these loans reprice at higher rates in a rising rate environment as was seen in the year ended December 31, 2005.
     The cost of our average interest-bearing liabilities increased to 2.27% in the year ended December 31, 2005, from 1.68% in the year ended December 31, 2004, which is a result of higher rates paid on deposit accounts and borrowings.
     Our average rate on our interest-bearing deposits increased 46.2% from 1.43% for the year ended December 31, 2004, to 2.09% for the year ended December 31, 2005, reflecting increases in general market rates. Our average rate on total deposits (including non-interest bearing deposits) increased 46.4% from 0.84% for the year ended December 31, 2004, to 1.23% for the year ended December 31, 2005.
     Our interest margin of 4.41% for the year ended December 31, 2005 was higher than our margin for the previous year of 4.01% due to an increase in our yield on interest-bearing assets, offset by a smaller relative increase in our overall cost of funds.
     Average Balances and Average Interest Rates. The table below sets forth balance sheet items on a daily average basis for the years ended December 31, 2005 and 2004 and presents the daily average interest rates earned on assets and the daily average interest rates paid on liabilities for such periods. Non-accrual loans have been included in the average loan balances. Securities include securities available for sale and securities held to maturity. Securities available for sale are carried at amortized cost for purposes of calculating the average rate received on taxable securities below.

	Year Ended December 31,
($ in thousands)	2005			2004
	Average		Average	Average		Average
	Balance	Interest	Yield/Cost	Balance	Interest	Yield/Cost
Earning Assets
Securities:
Taxable	$729,884	$29,099	3.99%	$781,407	$30,373	3.89%
Tax-exempt (1)	8,558	394	6.30%	7,198	341	6.13%

Total securities	738,442	29,493	3.99%	788,605	30,714	3.89%
Federal funds sold and other	71,450	2,341	3.28%	25,589	293	1.15%
Loans (1) (2) (3)	1,501,089	102,481	6.83%	947,848	59,311	6.26%
Federal Home Loan Bank stock	13,482	595	4.41%	14,320	537	3.75%

Total earnings assets	2,324,463	134,910	5.81%	1,776,362	90,855	5.12%
Non-earning Assets
Cash and due from banks	77,347			67,334
Allowance for loan losses	(17,954)			(13,370)
Bank-owned life insurance	36,200			25,544
Other assets	68,684			47,077

Total assets	$2,488,740			$1,902,947

Interest Bearing Liabilities
Sources of Funds Interest-bearing deposits:
Interest checking	109,415	594	0.54%	73,029	142	0.19%
Savings and money market	827,886	16,908	2.04%	561,744	7,585	1.35%
Time deposits	287,083	8,044	2.80%	214,515	4,396	2.05%

Total interest-bearing deposits	1,224,384	25,546	2.09%	849,288	12,123	1.43%
Short-term borrowings	117,703	3,234	2.75%	239,175	4,472	1.87%
Long-term debt	63,754	1,675	2.63%	54,733	1,586	2.90%
Junior subordinated debt	30,928	2,113	6.83%	30,928	1,539	4.98%

Total interest-bearing liabilities	1,436,769	32,568	2.27%	1,174,124	19,720	1.68%
Non-interest Bearing Liabilities
Noninterest-bearing demand deposits	845,581			600,790
Other liabilities	11,106			13,268
Stockholders’ equity	195,284			114,765

Total liabilities and stockholders’	$2,488,740			$1,902,947

Net interest income and margin (4)		$102,342	4.41%		$71,135	4.01%

Net interest spread (5)			3.54%			3.44%

(1)	Yields on loans and securities have been adjusted to a tax equivalent basis.

(2)	Net loan fees of $5,051,000 and $3,081,000 are included in the yield computation for 2005 and 2004, respectively.

(3)	Includes average non-accrual loans of $481,000 in 2005 and $426,000 in 2004.

(4)	Net interest margin is computed by dividing net interest income by total average earning assets.

(5)	Net interest spread represents average yield earned on interest-earning assets less the average rate paid on interest bearing liabilities.

     Net Interest Income. The table below sets forth the relative impact on net interest income of changes in the volume of earning assets and interest-bearing liabilities and changes in rates earned and paid by us on such assets and liabilities. For purposes of this table, non-accrual loans have been included in the average loan balances.

	Years Ended December 31,
	2005 v. 2004
	Increase (Decrease)
	Due to Changes in (1)
	Volume	Rate	Total
	(in thousands)
Interest on securities:
Taxable	$(2,054)	$780	$(1,274)
Tax-exempt	41	12	53
Federal funds sold and other	1,503	545	2,048
Loans	37,770	5,400	43,170
Federal Home Loan Bank stock	(37)	95	58

Total interest income	37,223	6,832	44,055

Interest expense:
Interest checking	198	254	452
Savings and Money market	5,435	3,888	9,323
Time deposits	2,033	1,615	3,648
Short-term borrowings	(3,338)	2,100	(1,238)
Long-term debt	237	(148)	89
Junior subordinated debt	—	574	574

Total interest expense	4,565	8,283	12,848

Net increase	$32,658	$(1,451)	$31,207

(1)	Changes due to both volume and rate have been allocated to volume changes.
     Provision for Loan Losses. The provision for loan losses in each period is reflected as a charge against earnings in that period. The provision is equal to the amount required to maintain the allowance for loan losses at a level that, in our judgment, is adequate to absorb probable loan losses inherent in the loan portfolio.
     Our provision for loan losses increased to $6.2 million for the year ended December 31, 2005, from $3.9 million for the year ended December 31, 2004. The provision increased primarily because of loan growth of $604.8 million for the year ended December 31, 2005, compared to loan growth of $455.5 million for the year ended December 31, 2004, an increase in growth of $149.3 million. Also, net charge-offs increased from the year ended December 31, 2004 to the year ended December 31, 2005 from $21,000 to $258,000.
     Non-Interest Income. We earn non-interest income primarily through fees related to:
•	Trust and investment advisory services,

•	Services provided to deposit customers, and

•	Services provided to current and potential loan customers.
     The following tables present, for the periods indicated, the major categories of non-interest income (excluding investment securities gains/(losses):

	Year Ended
	December 31,		Increase
	2005	2004	(Decrease)
	(in thousands)
Trust and investment advisory services	$5,699	$2,896	$2,803
Service charges	2,495	2,333	162
Income from bank owned life insurance	1,664	1,203	461
Other	2,211	2,275	(64)

Total non-interest income	$12,069	$8,707	$3,362

     The $3.4 million, or 38.6%, increase in non-interest income was influenced by several factors. Premier Trust, Inc. was purchased on December 30, 2003, and Miller/Russell & Associates, Inc. was purchased on May 17, 2004. Collectively, these subsidiaries produced $5.7 million in trust and investment advisory fees in the year ended December 31, 2005, compared to $2.9 million in the year ended December 31, 2004. The increase was due to a full year of activity recorded by Miller/Russell & Associates, Inc. in 2005 compared to less than eight months activity in the prior year. Also, trust assets and assets under management have increased at both entities from a combined amount of $999 million at December 31, 2004 to $1.41 billion at December 31, 2005.
     Service charges increased $162,000 from 2004 to 2005 due to higher deposit balances and the growth in our customer base.
     Income from bank owned life insurance, or BOLI, increased $461,000. We purchased additional BOLI products with a face amount of $24.0 million in the third quarter of 2005 to help offset employee benefit costs.
     Non-Interest Expense. The following table presents, for the periods indicated, the major categories of non-interest expense:

	Year Ended
	December 31,		Increase
	2005	2004	(Decrease)
	(in thousands)
Salaries and employee benefits	$36,816	$25,590	$11,226
Occupancy	9,819	7,309	2,510
Customer service	3,720	1,998	1,722
Advertising, public relations and business development	2,806	1,672	1,134
Legal, professional and director fees	2,051	1,405	646
Correspondent banking service charges and wire transfer costs	1,651	1,260	391
Audits and exams	1,538	935	603
Supplies	1,083	838	245
Data processing	1,053	641	412
Telephone	759	578	181
Insurance	752	540	212
Travel and automobile	684	467	217
Other	2,132	1,696	436

Total non-interest expense	$64,864	$44,929	$19,935

     Non-interest expense grew $19.9 million, or 44.4%. This growth is attributable to our overall growth, and specifically to the opening of new branches and the hiring of new relationship officers and other employees. At December 31, 2005, we had 537 full-time equivalent employees compared to 424 at December 31, 2004. Three banking branches were opened during 2005, and senior managers and relationship officers for various branches expected to open in 2006 were hired in late 2004 and into 2005. Miller/Russell & Associates, Inc. was acquired in May 2004, and therefore 2005 was the first year for which a full twelve months of activity is reflected. The increase in salaries and occupancy expenses related to the growth discussed above totaled $13.7 million, which is 69% of the total increase in non-interest expenses.
     Also affecting non-interest expenses was the increase in our customer service costs. This line item grew $1.7 million, or 86.2%, due primarily to an increase in analysis earnings credits paid to certain title company depositors, due to higher balances maintained by the title companies and higher earnings credit rates during the year ended December 31, 2005 compared to those during the year ended December 31, 2004. We provide an analysis earnings credit for certain title company depositors, which is calculated by applying a variable crediting rate to such customers’ average monthly deposit balances, less any deposit service charges incurred. We then purchase external services on their behalf based on the amount of the earnings credit. These external services, which are commonly offered in the banking industry, include courier, bookkeeping and data processing services. The costs associated with these earnings credits will increase or decrease based on movements in crediting rates and fluctuations in the average monthly deposit balances. Beginning in the third quarter of 2005, we began offering loans at below market rates to certain of our title company depositors in lieu of providing an earnings credit. This caused a shift in the cost of maintaining these title company deposits from non-interest expense to a reduction in the growth of the yield on our loan portfolio in the fourth quarter of 2005. This trend continued into 2006.
     Advertising, public relations and business development increased $1.1 million, or 67.8%. During 2005, Bank of Nevada entered into a sponsorship agreement with the Las Vegas Monorail, whereby Bank of Nevada pays a fee in exchange for the right to showcase the name of the bank on the exterior of one monorail train, and to display promotional material on the interior of the train. Further, Bank of Nevada gained exclusive ATM rights to the Las Vegas Monorail stations. The design and contract costs associated with this sponsorship are reflected in this line item and account for the majority of the increase.
     Other non-interest expense increased $3.3 million from December 31, 2004 to December 31, 2005. Other non-interest expense increased, in general, as a result of the growth in assets and operations of the Company, and due to the increased costs associated with being a public company, including audit, legal, compliance and insurance expenses.
     Provision for Income Taxes. We recorded tax provisions of $15.4 million and $11.0 million for the years ended December 31, 2005 and 2004, respectively. Our effective tax rates were 35.4% and 35.3% for 2005 and 2004, respectively.
Financial Condition
  Total Assets
     On a consolidated basis, our total assets as of December 31, 2006, December 31, 2005 and December 31, 2004 were $4.2 billion, $2.9 billion and $2.2 billion, respectively. The overall increase from December 31, 2005 to December 31, 2006 was primarily due to a $1.2 billion, or 67.6%, increase in gross loans, a $90.5 million, or 51.9% increase in cash and cash equivalents and a $41.4 million, or 70.1% increase in premises and equipment. The overall increase from December 31, 2004 to December 31, 2005 was primarily due to a $604.8 million, or 50.9%, increase in gross loans, a $58.9 million, or 51.1% increase in cash and cash equivalents and a $29.1 million, or 99.0% increase in premises and equipment.
  Loans
     Our gross loans, including deferred loan fees, on a consolidated basis as of December 31, 2006, December 31, 2005, and December 31, 2004 were $3.0 billion, $1.8 billion and $1.2 billion, respectively. Since January 1, 2002, residential real estate loans experienced the highest percentage growth within the portfolio, growing from $21.9 million to $384.1 million as of December 31, 2006. Our overall growth in loans from December 31, 2002 to December 31, 2006 is consistent with our focus and strategy to grow our loan portfolio by focusing on markets which we believe have attractive growth prospects.

     The following table shows the amounts of loans outstanding by type of loan at the end of each of the periods indicated.

	December 31,
	2006	2005	2004	2003	2002
	(in thousands)
Construction and land development	$715,546	$432,668	$323,176	$195,182	$127,974
Commercial real estate	1,232,260	727,210	491,949	324,702	209,834
Residential real estate	384,082	272,861	116,360	42,773	21,893
Commercial and industrial	645,469	342,452	241,292	159,889	94,411
Consumer	29,561	20,434	17,682	11,802	10,281
Net deferred loan fees	(3,696)	(2,288)	(1,924)	(1,270)	(38)

Gross loans, net of deferred fees	3,003,222	1,793,337	1,188,535	733,078	464,355
Less: Allowance for loan losses	(33,551)	(21,192)	(15,271)	(11,378)	(6,449)

	$2,969,671	$1,772,145	$1,173,264	$721,700	$457,906

     The following tables set forth the amount of loans outstanding by type of loan as of December 31, 2006 which were contractually due in one year or less, more than one year and less than five years, and more than five years based on remaining scheduled repayments of principal. Lines of credit or other loans having no stated final maturity and no stated schedule of repayments are reported as due in one year or less. The tables also present an analysis of the rate structure for loans within the same maturity time periods.

	December 31, 2006
	Due Within	Due 1-5	Due Over
	One Year	Years	Five Years	Total
	(in thousands)
Construction and land development	$556,883	$116,611	$42,052	$715,546
Commercial real estate	174,625	411,663	645,972	1,232,260
Residential real estate	29,042	28,025	327,015	384,082
Commercial and industrial	431,487	191,350	22,632	645,469
Consumer	21,379	7,464	718	29,561
Net deferred loan fees	—	—	—	(3,696)

Gross loans, net of deferred fees	1,213,416	755,113	1,038,389	3,003,222

Interest rates:
Fixed	$226,286	$510,976	$712,606	$1,449,868
Variable	987,130	244,137	325,783	1,557,050
Net deferred loan fees	—	—	—	(3,696)

Gross loans, net of deferred fees	$1,213,416	$755,113	$1,038,389	$3,003,222

     Concentrations. Our loan portfolio has a concentration of loans in commercial real-estate related loans and includes significant credit exposure to the commercial real estate industry. As of December 31, 2006, December 31, 2005 and December 31, 2004, commercial real estate-related loans comprised 64.9%, 64.7% and 68.6% of total gross loans, respectively. Substantially all of these loans are secured by first liens with an initial loan to value ratio of generally no more than 80%. Approximately one-half of these commercial real estate loans are owner occupied. One-to-four family residential real estate loans have a lower risk than commercial real estate and construction and land development loans due to lower loan balances to single borrowers. Our policy for requiring collateral is to obtain collateral whenever it is available or desirable, depending upon the degree of risk we are willing to accept. Repayment of loans is expected from the sale proceeds of the collateral or from the borrower’s cash flows. Deterioration in the performance of the economy or real estate values in our primary market areas, in particular, could have an adverse impact on collectibility, and consequently have an adverse effect on our profitability.
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

	December 31,
	2006	2005	2004	2003	2002
	($ in thousands)
Total non-accrual loans	$1,417	$107	$1,591	$210	$1,039
Other impaired loans	839	—	127	—	—
Loans past due 90 days or more and still accruing	794	34	2	65	317
Restructured loans	—	—	—	—	2,193
Other real estate owned (OREO)	—	—	—	—	—
Non-accrual loans to gross loans	0.05%	0.01%	0.13%	0.03%	0.22%
Loans past due 90 days or more and still accruing to total loans	0.03	0.00	0.00	0.01	0.04
Interest income received on nonaccrual loans	$120	$1	$61	$6	$158
Interest income that would have been recorded under the original terms of the loans	$147	$10	$96	$29	$242
     As of December 31, 2006 and December 31, 2005, non-accrual loans totaled $1,417,000 and $107,000, respectively. Non-accrual loans at December 31, 2006 consisted of 11 loans with no single loan having a principal balance greater than $625,000.
     Impaired Loans. A loan is impaired when it is probable we will be unable to collect all contractual principal and interest payments due in accordance with the terms of the loan agreement. Impaired loans are measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate or, as a practical expedient, at the loan’s observable market price or the fair value of the collateral if the loan is collateral dependent. The categories of non-accrual loans and impaired loans overlap, although they are not coextensive. We consider all circumstances regarding the loan and borrower on an individual basis when determining whether a loan is impaired such as the collateral value, reasons for the delay, payment record, the amount past due, and number of days past due.
     As of December 31, 2006, December 31, 2005 and December 31, 2004, the aggregate total amount of loans classified as impaired was $2,256,000, $107,000 and $1.7 million, respectively. The total specific allowance for loan losses related to these loans was $489,000, $26,000 and $498,000 for December 31, 2006 and December 31, 2005 and 2004, respectively.
     The amount of interest income recognized on impaired loans for the years ended December 31, 2006, 2005 and 2004 was $120,000, $1,000 and $61,000, respectively. We would have recorded interest income of $147,000, $10,000 and $96,000 on non-accrual loans had the loans been current for the years ended December 31, 2006, 2005 and 2004, respectively.
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
  Allowance for Loan Losses
     The table below presents information regarding our provision and allowance for loan losses for the periods and years indicated.

	Year Ended December 31,
	2006	2005	2004	2003	2002
	($ in thousands)
Allowance for loan losses:
Balance at beginning of period	$21,192	$15,271	$11,378	$6,449	$6,563
Provisions charged to operating expenses	4,660	6,179	3,914	5,145	1,587
Acquisitions	8,768	—	—	—	—
Reclassification (1)	—	—	—	737	(850)
Recoveries of loans previously charged-off:
Construction and land development	—	—	—	—	—
Commercial real estate	—	—	—	140	—
Residential real estate	5	3	15	1	—
Commercial and industrial	324	164	132	272	464
Consumer	107	29	10	7	7

Total recoveries	436	196	157	420	471
Loans charged-off:
Construction and land development	64	—	—	—	—
Commercial real estate	—	—	—	140	—
Residential real estate	—	—	9	20	60
Commercial and industrial	1,273	194	115	1,090	1,201
Consumer	168	260	54	123	61

Total charged-off	1,505	454	178	1,373	1,322
Net charge-offs	1,069	258	21	953	851

Balance at end of period	$33,551	$21,192	$15,271	$11,378	$6,449

Net charge-offs to average loans outstanding	0.04%	0.02%	0.00%	0.17%	0.19%
Allowance for loan losses to gross loans	1.12	1.18	1.28	1.55	1.39

(1)	In accordance with regulatory reporting requirements and American Institute of Certified Public Accountants’ Statement of Position 01-06, Accounting by Certain Entities that Lend to or Finance the Activities of Others, the Company has reclassified the portion of its allowance for loan losses that relates to undisbursed commitments during the year ended December 31, 2002. During the year ended December 31, 2003, management reevaluated its methodology for calculating this amount and reclassified an amount from other liabilities to the allowance for loan losses.
     The following table details the allocation of the allowance for loan losses to the various categories. The allocation is made for analytical purposes and it is not necessarily indicative of the categories in which future credit losses may occur. The total allowance is available to absorb losses from any segment of loans. The allocations in the table below were determined by a combination of the following factors: specific allocations made on loans considered impaired as determined by management and the loan review committee, a general allocation on certain other impaired loans, and historical losses in each loan type category combined with a weighting of the current loan composition.

	Allowance for Loan Losses at December 31,
	2006		2005		2004		2003		2002
					($ in thousands)
		% of Loans		% of Loans		% of Loans		% of Loans
		in Each		in Each		in Each		in Each		% of Loans in
		Category to		Category to		Category to		Category to		Each Category
	Amount	Gross Loans	Amount	Gross Loans	Amount	Gross Loans	Amount	Gross Loans	Amount	to Gross Loans
Construction and land development	$13,456	23.8%	$6,646	24.1%	$4,920	27.1%	$3,252	26.6%	$1,050	27.6%
Commercial real estate	6,483	41.0	3,050	40.5	2,095	41.3	1,446	44.2	2,531	45.2
Residential real estate	1,729	12.8	1,219	15.2	327	9.8	179	5.8	282	4.7
Commercial and industrial	11,312	21.5	9,842	19.1	7,502	20.3	6,192	21.8	2,340	20.3
Consumer	571	0.9	435	1.1	427	1.5	309	1.6	246	2.2

Total	$33,551	100%	$21,192	100%	$15,271	100%	$11,378	100%	$6,449	100%

     In general, the “Commercial and Industrial Loans” category represents the highest risk category for commercial banks. Historically, our largest source of losses has been in this category. As a result, we utilize a larger estimated loss factor for this category than we do for real estate secured loans. The reserve related to our commercial loan portfolio as of December 31, 2006 was $11.3 million, or 33.7% of the total allowance. Other categories, such as stock and bond secured or assignment of cash collateral loans are provided a nominal loss factor based upon a history of comparatively lower losses. While the majority of our historical charge-offs have occurred in the commercial portfolio, we believe that the allowance allocation is adequate when considering the current composition of commercial loans and related loss factors.
     Our “Construction and Land Development” category reflects some borrower concentration risk and carries the enhanced risk encountered with construction loans in general. Currently, construction activity within our primary markets is very competitive, presenting challenges in the timely completion of projects. A construction project can be delayed for an extended period as unanticipated problems arise. Unscheduled work can be difficult to accomplish due to the high demand for construction workers and delays associated with permitting issues. As a result, a higher loan loss allocation is devoted to this loan category than to other loan categories except consumer loans.
     Our “Commercial Real Estate” loan category contains a mixture of new and seasoned properties, retail, office, warehouse, medical and some special purpose. Loans on properties are generally underwritten at a loan to value ratio of less than 80% with a minimum debt coverage ratio of 1.20. Historically, our losses on this product have been minimal and the portfolio continues to exhibit exceptionally high credit quality. Moreover, a large percentage of the Commercial Real Estate loan portfolio is comprised of owner-occupied relationships, which usually reflect a relatively low risk profile. Consequently, the estimated loan loss factor applied to this sub-category is comparatively low.
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
     We use our investment securities portfolio to ensure liquidity for cash requirements, manage interest rate risk, provide a source of income and to manage asset quality. The carrying value of our investment securities as of December 31, 2006 totaled $542.3 million, compared to $748.5 million at December 31, 2005, and $788.6 million as of December 31, 2004. The decrease experienced from December 31, 2005 to December 31, 2006 was a result of the maturity of our Auction Rate Securities portfolio, called U.S. Government-sponsored agency obligations and the liquidation of securities with a book value of $159 million in December 2006. The decrease experienced from 2004 to 2005 was a result of called U.S. Government-sponsored agency obligations and principal received from mortgage-backed obligations.
     Our portfolio of investment securities during 2005 and 2004 consisted primarily of mortgage-backed obligations and U.S. Government agency obligations. In 2006 we maintained a high level of investment in mortgage-backed securities while shifting from U.S. Government agency obligations to higher yielding asset-backed securities and adjustable rate preferred stock.
     The carrying value of our portfolio of investment securities at December 31, 2006, 2005 and 2004 was as follows:

	2006	2005	2004

U.S. Treasury securities	$3,646	$3,498	$3,501
U.S. Government-sponsored agencies	27,747	137,578	118,348
Mortgage-backed obligations	379,497	519,858	648,100
SBA Loan Pools	392	426	625
State and Municipal obligations	10,502	7,128	7,290
Adjustable rate preferred stock	49,065	—	—
Asset-backed securities	47,983	—	—
Auction rate securities	—	67,999	—
Other	23,489	12,046	10,758

Total investment securities	$542,321	$748,533	$788,622

     The maturity distribution and weighted average yield of our available for sale and held to maturity portfolios at December 31, 2006 are summarized in the table below. This table excludes investments in equity securities with amortized cost of $21.1 million as such securities have no stated maturity. Weighted average yield is calculated by dividing income within each maturity range by the outstanding amount of the related investment and has not been tax affected on tax-exempt obligations. Securities available for sale are carried at amortized cost in the table below for purposes of calculating the weighted average yield received on such securities.

							Due Over 10
December 31, 2006	Due Under 1 Year		Due 1-5 Years		Due 5-10 Years		Years		Total
($ in thousands)	Amount/Yield		Amount/Yield		Amount/Yield		Amount/Yield		Amount/Yield
Available for Sale
U.S. Treasury securities	$1,669	5.04%	$—	0.00%	$—	0.00%	$—	0.00%	$1,669	5.04%
U.S. Government-sponsored Agency obligations	7,000	3.60	10,449	5.26	9,341	4.97	1,174	6.57	27,964	4.80
Mortgage-backed obligations	—	0.00	5,394	3.22	892	4.82	293,197	4.68	299,483	4.66
State and Municipal obligations	120	4.80	2,165	5.27	1,130	3.83	—	0.00	3,415	4.77
Asset-backed securities	—	0.00	—	0.00	—	0.00	48,069	7.94	48,069	7.94
Adjustable rate preferred securities	—	0.00	15,542	5.15	—	0.00	33,437	5.51	48,979	5.39
Other	—	0.00	—	0.00	—	0.00	2,210	4.58	2,210	4.58

Total available for sale	$8,789	3.90%	$33,550	4.88%	$11,363	4.85%	$378,087	5.18%	$431,789	5.12%

Held to Maturity
U.S. Treasury securities	$1,980	5.04%	$—	0.00%	$—	0.00%	$—	0.00%	$1,980	5.04%
State and Municipal obligations	—	0.00	—	0.00	3,064	4.71	4,022	4.98	7,086	4.86
Mortgage-backed obligations	—	0.00	—	0.00	—	0.00	88,037	4.59	88,037	4.59
SBA Loan Pools	—	0.00	—	0.00	248	5.96	144	5.92	392	5.94

Total held to maturity	$1,980	5.04%	$—	0.00	$3,312	4.80%	$92,203	4.61%	$97,495	4.63%

     We had a concentration of mortgage-backed securities during the year ended December 31, 2006. The aggregate carrying value and aggregate fair value of these securities at December 31, 2006 are $379,497,000 and $377,190,000, respectively.
     We had a concentration of U.S. Government sponsored agencies and mortgage-backed securities during each of the years ended December 31, 2005 and 2004. The aggregate carrying value and aggregate fair value of these securities at December 31, 2005 and 2004 are as follows.

	December 31,
	2005	2004
	(in thousands)
Aggregate carrying value	$657,436	$766,448

Aggregate fair value	$654,636	$765,453

Premises and Equipment
     On December 30, 2005, the Company purchased the corporate headquarters of Bank of Nevada for a total acquisition price of approximately $16.3 million. The location was previously leased by the Company. In connection with this purchase, the Company assumed a note on the building. The note amount at December 31, 2006 is $9.7 million, has a fixed interest rate of 8.79%, and matures in 2010. The note is secured by the purchased building.
     Due to a combination of acquisitions and investment in new branch and operations locations, premises and equipment increased $41.4 million from December 31, 2005 to December 31, 2006. Premises and equipment acquired through mergers totaled $11.9 million with the remaining increase attributable to new branch locations and the new operations center in Las Vegas, Nevada.
Goodwill
     In connection with the 2006 acquisitions of Intermountain First Bancorporation and Bank of Nevada, we recorded goodwill in the amount of $128.2 million
Other Assets
     During 2006, we purchased $25.0 million of bank owned life insurance to offset the cost of employee benefits.
Deposits
     Deposits historically have been the primary source of funding our asset growth. As of December 31, 2006, total deposits were $3.4 billion, compared to $2.4 billion as of December 31, 2005 and $1.8 billion as of December 31, 2004. In addition to the deposit growth from mergers and acquisitions, the increase in total deposits is attributable to our ability to attract a stable base of low-cost deposits. As of December 31, 2006, non-interest bearing deposits were $1.2 billion, compared to $980.0 million as of December 31, 2005 and $749.2 million as of December 31, 2004. As of December 31, 2006, title company deposits comprised 27.2% of our total non-interest bearing deposits. Interest-bearing accounts have also experienced growth. As of December 31, 2006, interest-bearing deposits were $2.2 billion, compared to $1.4 billion and $1.0 billion as of December 31, 2005 and 2004, respectively. Interest-bearing deposits are comprised of NOW accounts, savings and money market accounts, certificates of deposit under $100,000, and certificates of deposit over $100,000.
     The average balances and weighted average rates paid on deposits for the years ended December 31, 2006, 2005 and 2004, are presented below.

			Year Ended December 31,
	2006 Average		2005 Average		2004 Average
	Balance/Rate		Balance/Rate		Balance/Rate
	($ in thousands)
Interest checking (NOW)	$222,851	2.39%	$109,415	0.54%	$73,029	0.19%
Savings and money market	1,215,139	3.30	827,886	2.04	561,744	1.35
Time	478,228	4.22	287,083	2.80	214,515	2.05

Total interest-bearing deposits	1,916,218	3.42	1,224,384	2.09	849,288	1.43
Non-interest bearing demand deposits	1,000,726	—	845,581	—	600,790	—

Total deposits	$2,916,944	2.25%	$2,069,965	1.23%	$1,450,078	0.84%

     The remaining maturity for certificates of deposit of $100,000 or more as of December 31, 2006 is presented in the following table.

December 31, 2006
(in thousands)
3 months or less	$262,549
3 to 6 months	136,089
6 to 12 months	106,801
Over 12 months	19,496

Total	$524,935

Capital Resources
     Current risk-based regulatory capital standards generally require banks and bank holding companies to maintain three minimum capital ratios. Tier 1 risk-based capital ratio compares “Tier 1” or “core” capital, which consists principally of common equity, and risk-weighted assets for a minimum ratio of at least 4%. Total risk-based capital ratio compares total capital, which consists of Tier 1 capital, certain forms of subordinated debt, a portion of the allowance for loan losses, and preferred stock, to risk-weighted assets for a minimum ratio of at least 8%. Risk-weighted assets are calculated by multiplying the balance in each category of assets and certain off-balance sheet obligations by a risk factor, which ranges from zero for cash assets and certain government obligations to 100% for some types of loans, and adding the products together.
     The following table provides a comparison of our risk-based capital ratios and leverage ratios to the minimum regulatory requirements for the periods indicated.

			Adequately-		Minimum For
			Capitalized		Well-Capitalized
	Actual		Requirements		Requirements
			($ in thousands)
As of December 31, 2006	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to Risk Weighted Assets)
Bank of Nevada	$265,562	10.8%	$196,443	8.0%	$245,554	10.0%
Alliance Bank of Arizona	67,864	11.2	48,424	8.0	60,530	10.0
Torrey Pines Bank	54,467	11.5	37,859	8.0	47,324	10.0
Alta Alliance Bank	24,169	89.9	2,150	8.0	2,688	10.0
Company	409,481	11.5	285,294	8.0	356,617	10.0

Tier I Capital (to Risk Weighted Assets)
Bank of Nevada	202,141	8.2	98,222	4.0	147,332	6.0
Alliance Bank of Arizona	52,064	8.6	24,212	4.0	36,318	6.0
Torrey Pines Bank	39,917	8.4	18,929	4.0	28,394	6.0
Alta Alliance Bank	24,088	89.6	1,075	4.0	1,613	6.0
Company	335,629	9.4	142,647	4.0	213,970	6.0

Leverage ratio (to Average Assets)
Bank of Nevada	202,141	7.2	111,862	4.0	139,828	5.0
Alliance Bank of Arizona	52,064	7.8	26,543	4.0	33,179	5.0
Torrey Pines Bank	39,917	6.9	23,147	4.0	28,934	5.0
Alta Alliance Bank	24,088	80.3	1,200	4.0	1,500	5.0
Company	335,629	8.2	162,755	4.0	203,443	5.0
     Alta Alliance Bank has agreed to maintain a total Tier I capital to average assets ratio of at least 9% for its first three years of existence.
     We were well capitalized at all the banks and the holding company as of December 31, 2006.

Junior Subordinated and Subordinated Debt
     In order to manage our capital position more efficiently, we have formed or acquired through merger four statutory business trusts for the sole purpose of issuing trust preferred securities. The junior subordinated debt has maturity dates as follows:

	Interest Rate
Name of Trust	December 31, 2006	Maturity	2006	2005
			(in thousands)
BankWest Nevada Capital Trust I	six-month LIBOR plus 3.75%	2031	$15,464	$15,464

BankWest Nevada Capital Trust II	three-month LIBOR plus 3.35%	2033	15,464	15,464

Intermountain First Statutory Trust I	six-month LIBOR plus 2.80%	2034	10,310	—

WAL Trust No. 1	fixed at 6.78% through June 2011;
	thereafter three month LIBOR plus
	1.45%	2036	20,619	—

			$61,857	$30,928

          In the event of certain changes or amendments to regulatory requirements or Federal tax rules, the debt is redeemable in whole. The obligations under these instruments are fully and unconditionally guaranteed by the Company and rank subordinate and junior in right of payment to all other liabilities of the Company. The trust preferred securities qualify as Tier 1 Capital for the Company, subject to certain limitations, with the excess being included in total capital for regulatory purposes.
     In 2006, Bank of Nevada issued $40,000,000 in floating rate unsecured subordinated debt. The rate is based on three month LIBOR plus 1.20%. The debt requires quarterly interest payments and matures in September 2016. $30,000,000 was distributed to Western Alliance Bancorporation to fund general corporate purposes, while $10,000,000 was retained by Bank of Nevada.
Contractual Obligations and Off-Balance Sheet Arrangements
     We routinely enter into contracts for services in the conduct of ordinary business operations which may require payment for services to be provided in the future and may contain penalty clauses for early termination of the contracts. To meet the financing needs of our customers, we are also parties to financial instruments with off-balance sheet risk including commitments to extend credit and standby letters of credit. We have also committed to irrevocably and unconditionally guarantee the following payments or distributions with respect to the holders of preferred securities to the extent that BankWest Nevada Trust I, BankWest Nevada Trust II, Intermountain First Statutory Trust I, and WAL Trust No. 1 have not made such payments or distributions: (1) accrued and unpaid distributions, (2) the redemption price, and (3) upon a dissolution or termination of the trust, the lesser of the liquidation amount and all accrued and unpaid distributions and the amount of assets of the trust remaining available for distribution. We do not believe that these off-balance sheet arrangements have or are reasonably likely to have a material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources. However, there can be no assurance that such arrangements will not have a future effect.
     Long-Term Borrowed Funds. We also have entered into long-term contractual obligations consisting of advances from Federal Home Loan Bank (FHLB). These advances are secured with collateral generally consisting of securities and loans. As of December 31, 2006, these long-term FHLB advances totaled $48.3 million and will mature by June 30, 2012. Interest payments are due semi-annually. The weighted average rate of the long-term FHLB advances as of December 31, 2006 was 3.07%.
     The following table sets forth our significant contractual obligations as of December 31, 2006.

			Payments Due by Period
			(in thousands)
		Less Than	1-3	3-5	After
Contractual Obligations	Total	1 Year	Years	Years	5 Years
			(in thousands)
Long term borrowed funds	$58,011	$33,410	$5,249	$9,352	$10,000
Junior subordinated deferrable interest debentures	61,857	—	—	—	61,857
Subordinated debt	40,000	—	—	—	40,000
Construction contracts	7,939	7,939	—	—	—
Operating lease obligations	23,559	3,494	6,059	5,814	8,192

Total	$191,366	$44,843	$11,308	$15,166	$120,049

     Our commitments associated with outstanding letters of credit, commitments to extend credit, and credit card guarantees as of December 31, 2006 are summarized below. Since commitments associated with letters of credit and commitments to extend credit may expire unused, the amounts shown do not necessarily reflect the actual future cash funding requirements.

	Total	Amount of Commitment Expiration Per Period
	Amounts	Less Than	1-3	3-5	After
Other Commitments	Committed	1 Year	Years	Years	5 Years
	(In thousands)
Commitments to extend credit	$1,083,854	$837,427	$87,193	$11,406	$147,828
Credit card commitments and guarantees	16,233	16,233	—	—	—
Standby letters of credit	61,157	58,341	2,316	500	—

Total	$1,161,244	$912,001	$89,509	$11,906	$147,828

     Short-Term Borrowed Funds. Short-term borrowed funds are used to support liquidity needs created by seasonal deposit flows, to temporarily satisfy funding needs from increased loan demand, and for other short-term purposes. The majority of these short-term borrowed funds consist of advances from FHLB and customer repurchase agreements. The borrowing capacity at FHLB is determined based on collateral pledged, generally consisting of securities and loans, at the time of borrowing. We also have borrowings from other sources pledged by securities including securities sold under agreements to repurchase, which are reflected at the amount of cash received in connection with the transaction, and may require additional collateral based on the fair value of the underlying securities. As of December 31, 2006, total short-term borrowed funds were $181.7 million with a weighted average interest rate at period end of 4.47%, compared to total short-term borrowed funds of $85.2 million as of December 31, 2005 with a weighted average interest rate at year end of 2.85%. The increase of $96.5 million was, in general, a result of loan growth in excess of deposit growth.
     The following table sets forth certain information regarding FHLB advances and repurchase agreements at the dates or for the periods indicated.

	December 31,
	2006	2005	2004
	($ in thousands)
FHLB Advances and other:
Maximum month-end balance	$52,000	$155,400	$174,200
Balance at end of year	11,000	7,000	159,900
Average balance	145,586	71,075	186,662
Customer Repurchase Accounts:
Maximum month-end balance	$170,656	$78,170	$78,050
Balance at end of year	170,656	78,170	25,594
Average balance	98,194	46,628	52,513

Total Short-Term Borrowed Funds	$181,656	$85,170	$185,494

Weighted average interest rate at end of year	4.47%	2.85%	2.23%
Weighted average interest rate during year	4.56%	2.75%	1.87%
     Since growth in core deposits may be at intervals different from loan demand, we may follow a pattern of funding irregular growth in assets with short-term borrowings, which are then replaced with core deposits. This temporary funding source is likely to be utilized for generally short-term periods, although no assurance can be given that this will, in fact, occur.
Liquidity
     The ability to have readily available funds sufficient to repay fully maturing liabilities is of primary importance to depositors, creditors and regulators. Our liquidity, represented by cash and due from banks, federal funds sold and available-for-sale securities, is a result of our operating, investing and financing activities and related cash flows. In order to ensure funds are available at all times, on at least a quarterly basis, we project the amount of funds that will be required and maintain relationships with a diversified customer base so funds are accessible. Liquidity requirements can also be met through short-term borrowings or the disposition of short-term assets. We have borrowing lines at correspondent banks totaling $136.0 million. In addition, securities and loans are pledged to the FHLB totaling $167.1 million and $635.9 million, respectively, on total borrowings from the FHLB of $59.3 million as of December 31, 2006.
     We have a formal liquidity policy, and in the opinion of management, our liquid assets are considered adequate to meet our cash flow needs for loan funding and deposit cash withdrawal for the next 60 — 90 days. At December 31, 2006, we had $709.7 million in liquid assets comprised of $264.9 million in cash and cash equivalents (including federal funds sold of $121.2 million) and $444.8 million in available-for-sale securities.
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
     Our liquidity is comprised of three primary classifications: (i) cash flows provided by operating activities; (ii) cash flows used in investing activities; and (iii) cash flows provided by financing activities. Net cash provided by or used in operating activities consists primarily of net income adjusted for changes in certain other asset and liability accounts and certain non-cash income and expense items such as the loan loss provision, investment and other amortizations and depreciation. For the years ended December 31, 2006, 2005 and 2004 net cash provided by operating activities was $43.8, $34.4 and $27.3 million, respectively.

     Our primary investing activities are the origination of real estate, commercial and consumer loans and purchase and sale of securities. Our net cash provided by and used in investing activities has been primarily influenced by our loan and securities activities. The net increase in loans for the years ended December 31, 2006, 2005 and 2004 was $602.2 million, $574.5 million and $434.5 million, respectively. Proceeds from maturities and sales of securities, net of purchases of securities available-for-sale and held-to-maturity for the year ended December 31, 2006 were $241.6 million. Net purchases of securities for the years ended December 31, 2005 and 2004 were $50.3 million and $91.8 million, respectively.
     Net cash provided by financing activities has been impacted significantly by increases in deposit levels. During the years ended December 31, 2006, 2005 and 2004, deposits increased by $339.1 million, $637.8 million and $661.4 million, respectively. The net increase in our borrowings combined with proceeds from the issuance of junior subordinated and subordinated debt totaled $121.9 million for the year ended December 31, 2006, compared with a net decline in borrowings of $100.3 million for 2005.
     Our federal funds sold increased $58.0 million from December 31, 2005 to December 31, 2006. This is due to the growth in our deposits combined with the decrease of our investment portfolio over the same period.
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
     Interest rate risk is addressed by each bank’s respective Asset Liability Management Committee, or ALCO, (or its equivalent) which is comprised of senior finance, operations, human resources and lending officers. ALCO monitors interest rate risk by analyzing the potential impact on the net economic value of equity and net interest income from potential changes in interest rates, and consider the impact of alternative strategies or changes in balance sheet structure. We manage our balance sheet in part to maintain the potential impact on economic value of equity and net interest income within acceptable ranges despite changes in interest rates.
     Our exposure to interest rate risk is reviewed on at least a quarterly basis by the ALCO. Interest rate risk exposure is measured using interest rate sensitivity analysis to determine our change in economic value of equity in the event of hypothetical changes in interest rates. If potential changes to net economic value of equity and net interest income resulting from hypothetical interest rate changes are not within the limits established by each bank’s Board of Directors, the respective Board of Directors may direct management to adjust the asset and liability mix to bring interest rate risk within board-approved limits.
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

     At December 31, 2006, our economic value of equity exposure related to these hypothetical changes in market interest rates was within the current guidelines established by us. The following table shows our projected change in economic value of equity for this set of rate shocks at December 31, 2006.
Economic Value of Equity

		Percentage	Percentage	Percentage of
	Economic	Change	of Total	Equity
Interest Rate Scenario	Value	from Base	Assets	Book Value
	($ in millions)
Up 300 basis points	$649.2	4.9%	15.6%	158.9%
Up 200 basis points	644.8	4.2	15.5	157.8
Up 100 basis points	633.4	2.4	15.2	155.0
BASE	618.8	—	14.8	151.5
Down 100 basis points	596.0	(3.7)	14.3	145.9
Down 200 basis points	568.0	(8.2)	13.6	139.0
Down 300 basis points	531.7	(14.1)	12.8	130.1
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
     Net Interest Income Simulation. In order to measure interest rate risk at December 31, 2006, we used a simulation model to project changes in net interest income that result from forecasted changes in interest rates. This analysis calculates the difference between net interest income forecasted using a rising and a falling interest rate scenario and a net interest income using a base market interest rate derived from the current treasury yield curve. The income simulation model includes various assumptions regarding the re-pricing relationships for each of our products. Many of our assets are floating rate loans, which are assumed to re-price immediately, and proportional to the change in market rates, depending on their contracted index. Some loans and investments include the opportunity of prepayment (embedded options), and accordingly the simulation model uses indexes to estimate these prepayments and reinvest their proceeds at current yields. Our non-term deposit products re-price more slowly, usually changing less than the change in market rates and at our discretion.
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
     For the rising and falling interest rate scenarios, the base market interest rate forecast was increased and decreased over twelve months by 300 basis points. At December 31, 2006, our net interest margin exposure related to these hypothetical changes in market interest rates was within the current guidelines established by us.

Sensitivity of Net Interest Income

		Percentage
	Adjusted Net	Change
Interest Rate Scenario	Interest Income	from Base
	(in millions)
Up 300 basis points	$173.6	5.0%
Up 200 basis points	172.6	4.4
Up 100 basis points	170.0	2.8
BASE	165.3	—
Down 100 basis points	160.7	(2.8)
Down 200 basis points	158.0	(4.4)
Down 300 basis points	156.9	(5.1)
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
     In February 2007, the FASB issued SFAS 159, The Fair Value Option for Assets and Financial Liabilities-Including an Amendment of FASB Statement No. 115. SFAS 159 permits an entity to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS 159 are elective, however, the amendment to SFAS 115, Accounting for Certain Investments in Debt and Equity Securities, applies to all entities with available for sale or trading securities. For financial instruments elected to be accounted for at fair value, an entity will report the unrealized gains and losses in earnings. SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. SFAS 159 was recently issued and the Company is currently assessing the financial impact this statement will have on our financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     For a discussion of quantitative and qualitative disclosures about market risk, please see Item 7 “Management’s Discussion and Analysis of Financial Condition and results of Operations – Quantitative and Qualitative Disclosure about Market Risk” on page 58.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
     Our consolidated financial statements and supplementary data included in this annual report are listed in Item 15 and begin at page F-1 immediately following the signature page.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
     Not applicable.
ITEM 9A. CONTROLS AND PROCEDURES
          As of December 31, 2006, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer along with the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15(b), as adopted by the Securities and Exchange Commission (SEC) under the Securities Exchange Act of 1934 (Exchange Act). Based upon that evaluation, the Company’s Chief Executive Officer along with the Company’s Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to timely alert them to material information relating to the Company (including its consolidated subsidiary) required to be included in the Company’s periodic SEC filings.
          Disclosure controls and procedures are the controls and other procedures that are designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
          There have been no changes in the Company’s internal controls, or in other factors which could significantly affect these controls, over financial reporting that have materially affected, or are or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Management’s Report on Internal Control Over Financial Reporting
          The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is a process designed under the supervision of the Company’s Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with U.S. generally accepted accounting principles.
          As of December 31, 2006, management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee of Sponsoring

Organizations of the Treadway Commission (COSO). Based on the assessment, management determined that the Company maintained effective internal control over financial reporting as of December 31, 2006, based on those criteria.
          McGladrey & Pullen, LLP , the independent registered public accounting firm that audited the consolidated financial statements of the Company included in this Annual Report on Form 10-K, has issued an attestation report on management’s assessment of the Company’s internal control over financial reporting as of December 31, 2006. The report, which expresses unqualified opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, is included below under the heading “Report of Independent Registered Public Accounting Firm.”
          The Company’s management, including its Chief Executive Officer and Chief Financial Officer, does not expect that its disclosure controls and procedures, or its internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefit of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

/s/ Robert Sarver	/s/ Dale Gibbons

Robert Sarver Chief Executive Officer	Dale Gibbons Executive Vice President, Chief Financial Officer
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors
Western Alliance Bancorporation
Las Vegas, Nevada
               We have audited management’s assessment, included in the accompanying Report of Management that Western Alliance Bancorporation and subsidiaries (collectively referred to herein as the Company) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.
               We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
               A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
               Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
               In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
               We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of Western Alliance Bancorporation and our report dated February 28, 2007 expressed an unqualified opinion.
/s/ McGLADREY & PULLEN, LLP
Las Vegas, Nevada
February 28, 2007
ITEM 9B. OTHER INFORMATION
               Not applicable.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
     The information required by Item 10 of Form 10-K is incorporated by reference from the information contained in the Company’s Proxy Statement for the 2007 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14A.
     The Company has adopted a Code of Conduct applicable to all of our directors and employees, including the principal executive officer, principal financial officer and principal accounting officer. A copy of the Code of Conduct is available on the Company’s website at www.westernalliancebancorp.com.
ITEM 11. EXECUTIVE COMPENSATION
     The information required by Item 11 of Form 10-K is incorporated by reference from the information contained in the Company’s Proxy Statement for the 2007 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14A.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
     The information required by Item 12 of Form 10-K is incorporated by reference from the information contained in the Company’s Proxy Statement for the 2007 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14A.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
     The information required by Item 13 of Form 10-K is incorporated by reference from the information contained in the Company’s Proxy Statement for the 2007 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14A.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
     The information required by Item 14 of Form 10-K is incorporated by reference from the information contained in the Company’s Proxy Statement for the 2007 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14A.
PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
          (a) Documents Filed as Part of this Report
               (1) The following financial statements are incorporated by reference from Item 8 hereto:

Consolidated Balance Sheets as of December 31, 2006 and 2005	Page F-2

Consolidated Statements of Income for the three years ended December 31, 2006, 2005 and 2004	Page F-3

Consolidated Statements of Stockholders’ Equity for the three years ended December 31, 2006, 2005 and 2004	Page F-4

Consolidated Statements of Cash Flows for the three years ended December 31, 2006, 2005 and 2004	Page F-5

Notes to Consolidated Financial Statements	Page F-6

Report of Independent Registered Public Accounting Firm	Page F-36
               (2) Financial Statement Schedules
                    Not applicable.
EXHIBITS

2 .1	Agreement and Plan of Merger By and Between Western Alliance Bancorporation and Intermountain First Bancorporation (incorporated by reference to Appendix A to Western Alliance’s Form S-4 filed with the SEC on February 15, 2006).

2 .2	Agreement and Plan of Merger By and Between Western Alliance Bancorporation and Bank of Nevada (incorporated by reference to Exhibit 10.13 to Western Alliance’s Form S-4 filed with the SEC on February 15, 2006).

2.3	Agreement and Plan of Merger By and Between Western Alliance Bancorporation and First Independent Capital of Nevada (incorporated by reference to Appendix A to Western Alliance’s Form S-4 filed with the SEC on February 1, 2007).

3 .1	Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to Amendment No. 1 to Western Alliance’s Registration Statement on Form S-1 filed with the SEC on June 7, 2005).

3 .2	Amended and Restated By-Laws (incorporated by reference to Exhibit 3.1 to Western Alliance’s Form 8-K filed with the SEC on October 12, 2005).

4 .1	Form of common stock certificate (incorporated by reference to Exhibit 4.1 to Amendment No. 3 to Western Alliance’s Registration Statement on Form S-1 filed with the SEC on June 27, 2005).

10 .1	Western Alliance Bancorporation 2005 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to Amendment No. 1 to Western Alliance’s Registration Statement on Form S-1 filed with the SEC on June 7, 2005).

10 .2	Form of BankWest of Nevada Incentive Stock Option Plan Agreement (incorporated by reference to Exhibit 10.3 to Western Alliance’s Registration Statement on Form S-1 filed with the SEC on April 28, 2005).

10 .3	Form of Western Alliance Incentive Stock Option Plan Agreement (incorporated by reference to Exhibit 10.4 to Western Alliance’s Registration Statement on Form S-1 filed with the SEC on April 28, 2005).

10 .4	Form of Western Alliance 2002 Stock Option Plan Agreement (incorporated by reference to Exhibit 10.5 to Western Alliance’s Registration Statement on Form S-1 filed with the SEC on April 28, 2005).

10 .5	Form of Western Alliance 2002 Stock Option Plan Agreement (with double trigger acceleration clause) (incorporated by reference to Exhibit 10.6 to Western Alliance’s Registration Statement on Form S-1 filed with the SEC on April 28, 2005).

10 .6	Form of Indemnification Agreement by and between Western Alliance Bancorporation and the following directors and officers: Messrs. Baker, Beach, Boyd, Cady, Froeschle, Gibbons, Hilton, Lundy, Mack, A. Marshall, T. Marshall, Nigro, Sarver, Snyder, Wall and Woodrum, Drs. Nagy and Nave, and Mses. Boyd Johnson and Mahan (incorporated by reference to Exhibit 10.7 to Western Alliance’s Registration Statement on Form S-1 filed with the SEC on April 28, 2005).

10 .7	Form of Non-Competition Agreement by and between Western Alliance Bancorporation and the following directors and officers: Messrs. Froeschle, Sarver, Lundy, Snyder and Woodrum (incorporated by reference to Exhibit 10.8 to Western Alliance’s Registration Statement on Form S-1 filed with the SEC on April 28, 2005).

10 .8	Form of Warrant to purchase shares of Western Alliance Bancorporation common stock, dated December 12, 2002, together with a schedule of warrantholders (incorporated by reference to Exhibit 10.9 to Western Alliance’s Registration Statement on Form S-1 filed with the SEC on April 28, 2005).

10 .9	Real Estate Purchase Agreement between GRS Sahara Ave. Corp. and BankWest of Nevada (incorporated by reference to Exhibit 10.1 to Western Alliance’s Form 8-K filed with the SEC on September 26, 2005).

21 .1	List of Subsidiaries of Western Alliance Bancorporation

23 .1	Consent of McGladrey & Pullen, LLP.

31 .1	CEO Certification Pursuant Rule 13a-14(a)/15d-a4(a)

31 .2	CFO Certification Pursuant Rule 13a-14(a)/15d-14(a)

32	CEO and CFO Certification Pursuant 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes — Oxley Act of 2002
     Shareholders may obtain copies of exhibits by writing to: Dale Gibbons, Western Alliance Bancorporation, 2700 West Sahara Avenue, Las Vegas, Nevada 89102.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

WESTERN ALLIANCE BANCORPORATION
February 28, 2007	By:	/s/ Robert Sarver
Robert Sarver
Chairman of the Board; President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this registration statement has been signed by the following persons on behalf of the Company in their listed capacities on February 28, 2007:

Name	Title

/s/ Robert Sarver	Chairman of the Board; President and Chief
Robert Sarver	Executive Officer (Principal Executive Officer)

/s/ Dale Gibbons	Executive Vice President and
Dale Gibbons	Chief Financial Officer (Principal Financial Officer)

/s/ Terry A. Shirey	Senior Vice President and Controller
Terry A. Shirey	(Principal Accounting Officer)

Director
Paul Baker

/s/ Bruce Beach	Director
Bruce Beach

/s/ William S. Boyd	Director
William S. Boyd

/s/ Steve Hilton	Director
Steve Hilton

/s/ Marianne Boyd Johnson	Director
Marianne Boyd Johnson

/s/ Cary Mack	Director
Cary Mack

Name	Title

/s/ George J. Maloof, Jr.	Director
George J. Maloof, Jr.

/s/ Arthur Marshall	Director
Arthur Marshall

/s/ Todd Marshall	Director
Todd Marshall

/s/ M. Nafees Nagy, M.D.	Director
M. Nafees Nagy, M.D.

/s/ James Nave, D.V.M.	Director
James Nave, D.V.M.

/s/ Donald Snyder	Director
Donald Snyder

Director
Larry Woodrum

WESTERN ALLIANCE BANCORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
December 31, 2006 and 2005

	2006	2005
	(in thousands, except per
	share amounts)
Assets

Cash and due from banks	$143,721	$111,150
Federal funds sold and other	121,159	63,186

Cash and cash equivalents	264,880	174,336

Securities held to maturity (approximate fair value $95,404 and $112,601, respectively)	97,495	115,171
Securities available for sale	444,826	633,362

Gross loans, including net deferred loan fees	3,003,222	1,793,337
Less: Allowance for loan losses	(33,551)	(21,192)

Loans, net	2,969,671	1,772,145

Premises and equipment, net	99,859	58,430
Bank owned life insurance	82,058	51,834
Investment in restricted securities	18,483	14,456
Accrued interest receivable	17,425	10,545
Deferred tax assets, net	8,000	10,807
Goodwill	132,188	3,946
Other intangible assets, net of accumulated amortization of $1,457 and $405, respectively	16,042	1,218
Other assets	18,677	11,021

Total assets	$4,169,604	$2,857,271

Liabilities and Stockholders’ Equity

Liabilities
Non-interest bearing demand deposits	$1,154,245	$980,009
Interest bearing deposits:
Demand	246,318	122,262
Savings and money market	1,407,916	949,582
Time, $100 and over	524,935	316,205
Other time	67,009	25,754

	3,400,423	2,393,812
Customer repurchase agreements	170,656	78,170
Federal Home Loan Bank advances and other borrowings
One year or less	11,000	7,000
Over one year	58,011	73,512
Junior subordinated debt	61,857	30,928
Subordinated debt	40,000	—
Accrued interest payable and other liabilities	19,078	29,626

Total liabilities	3,761,025	2,613,048

Commitments and Contingencies (Notes 6, 9, 10 and 11)

Stockholders’ Equity
Preferred stock, par value $.0001; shares authorized 20,000; no shares issued and outstanding 2006 and 2005	—	—
Common stock, par value $.0001; shares authorized 100,000; shares issued and outstanding 2006: 27,085; 2005: 22,810	3	2
Additional paid-in capital	287,553	167,632
Retained earnings	126,170	86,281
Accumulated other comprehensive loss — net unrealized loss on available for sale securities	(5,147)	(9,692)

Total stockholders’ equity	408,579	244,223

Total liabilities and stockholders’ equity	$4,169,604	$2,857,271

See Notes to Consolidated Financial Statements.

WESTERN ALLIANCE BANCORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
Years Ended December 31, 2006, 2005 and 2004

	2006	2005	2004
	($ in thousands, except per share amounts)
Interest income on:
Loans, including fees	$203,792	$102,481	$59,311
Securities — taxable	25,886	29,099	30,373
Securities — nontaxable	455	394	341
Dividends — taxable	1,004	595	537
Dividends — nontaxable	150	—	—
Federal funds sold and other	1,798	2,341	293

Total interest income	233,085	134,910	90,855

Interest expense on:
Deposits	65,612	25,546	12,123
FHLB advances and other borrowings, short-term	11,101	3,234	4,472
FHLB advances and other borrowings, long-term	2,724	1,675	1,586
Junior subordinated debt	4,134	2,113	1,539
Subordinated debt	726	—	—

Total interest expense	84,297	32,568	19,720

Net interest income	148,788	102,342	71,135
Provision for loan losses	4,660	6,179	3,914

Net interest income after provision for loan losses	144,128	96,163	67,221

Other income
Trust and investment advisory services	7,346	5,699	2,896
Service charges	3,450	2,495	2,333
Income from bank owned life insurance	2,661	1,664	1,203
Other	4,413	2,211	2,275

Other income, excluding securities gains (losses)	17,870	12,069	8,707
Investment securities gains (losses), net	(4,436)	69	19

	13,434	12,138	8,726

Other expense:
Salaries and employee benefits	54,767	36,816	25,590
Occupancy	12,958	9,819	7,309
Customer service	6,684	3,720	1,998
Advertising, public relations and business development	4,242	2,806	1,672
Legal, professional and director fees	2,798	2,051	1,405
Audits and exams	2,375	1,538	935
Data processing	1,748	1,053	641
Supplies	1,710	1,083	838
Correspondent banking service charges and wire transfer costs	1,662	1,651	1,260
Telephone	1,093	759	578
Insurance	1,048	752	540
Organizational costs	977	—	—
Travel and automobile	790	684	467
Other	3,234	2,132	1,696

	96,086	64,864	44,929

Income before income taxes	61,476	43,437	31,018

Income tax expense	21,587	15,372	10,961

Net income	$39,889	$28,065	$20,057

Earnings per share:
Basic	$1.56	$1.36	$1.17

Diluted	$1.41	$1.24	$1.09

See Notes to Consolidated Financial Statements.

WESTERN ALLIANCE BANCORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Years Ended December 31, 2006, 2005 and 2004
(In thousands, except per share amounts)

						Accumulated
						Other
				Additional		Comprehensive
	Comprehensive	Common Stock		Paid-in	Retained	Income
Description	Income	Shares Issued	Amount	Capital	Earnings	(Loss)	Total
Balance, December 31, 2003		16,681	$2	$62,533	$38,159	$(3,243)	$97,451
Stock options exercised		98	—	415	—	—	415
Stock warrants exercised		20	—	156	—	—	156
Issuance of 1,250 shares of common stock at $12 per share, net of offering costs of $45		1,250	—	14,955	—	—	14,955
Issuance of 200,000 shares of common stock at $12 per share, in connection with merger		200	—	2,400	—	—	2,400
Comprehensive income:
Net income	$20,057	—	—	—	20,057	—	20,057
Other comprehensive income
Unrealized holding losses on securities available for sale arising during the period, net of taxes of $1,096	(1,850)
Less reclassification adjustment for gains included in net income, net of taxes of $6	(13)

Net unrealized holding losses	(1,863)	—	—	—	—	(1,863)	(1,863)

	$18,194

Balance, December 31, 2004		18,249	2	80,459	58,216	(5,106)	133,571
Stock options exercised		228	—	1,222	—	—	1,222
Stock warrants exercised		106	—	806	—	—	806
Issuance of 4,200 shares of common stock, net of offering costs of $7,337		4,200	—	85,063	—	—	85,063
Restricted stock granted		27	—	82	—	—	82
Stock based compensation expense		—	—	—	—	—	—
Comprehensive income:
Net income	$28,065	—	—	—	28,065	—	28,065
Other comprehensive income
Unrealized holding losses on securities available for sale arising during the period, net of taxes of $2,679	(4,541)
Less reclassification adjustment for gains included in net income, net of taxes of $24	(45)

Net unrealized holding losses	(4,586)	—	—	—	—	(4,586)	(4,586)

	$23,479

Balance, December 31, 2005		22,810	2	167,632	86,281	(9,692)	244,223
Stock options exercised, including tax benefit of $362		319	—	2,549	—	—	2,549
Stock warrants exercised		72	—	546	—	—	546
Issuance of common stock in connection with acquisition, net of offering costs of $264		3,390	1	101,003	—	—	101,004
Stock options converted at acquisition		—	—	3,406	—	—	3,406
Issuance of 263 shares of common stock, net of offering costs of $46		263	—	9,057	—	—	9,057
Restricted stock granted, net of forfeitures		208	—	1,857	—	—	1,857
Stock-based compensation expense		23	—	1,503	—	—	1,503
Comprehensive income:
Net income	$39,889	—	—	—	39,889	—	39,889
Other comprehensive income
Unrealized holding gains on securities available for sale arising during the period, net of taxes of $949	1,662
Plus reclassification adjustment for losses included in net income, net of taxes of $1,553	2,883

Net unrealized holding gains	4,545	—	—	—	—	4,545	4,545

	$44,434

Balance, December 31, 2006		27,085	$3	$287,553	$126,170	$(5,147)	$408,579

See Notes to Consolidated Financial Statements.

WESTERN ALLIANCE BANCORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2006, 2005 and 2004

	2006	2005	2004
	($ in thousands)
Cash Flows from Operating Activities:
Net income	$39,889	$28,065	$20,057
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,668	3,783	2,629
Net amortization of securities premiums	1,066	1,219	3,698
Stock dividends received, restricted securities	(875)	(890)	(536)
Provision for loan losses	4,660	6,179	3,914
(Gain) loss on sale of securities	4,436	(69)	(19)
Deferred taxes	2,968	(2,158)	(69)
Compensation cost on restricted stock grants	1,857	—	—
Stock based compensation expense	1,503	—	—
(Increase) in accrued interest receivable	(3,772)	(2,186)	(1,970)
(Increase) in bank-owned life insurance	(2,661)	(1,664)	(1,203)
(Increase) in other assets	(6,161)	(479)	(844)
Increase (decrease) in accrued interest payable and other liabilities	(5,720)	2,530	1,627
Other, net	(94)	29	(10)

Net cash provided by operating activities	43,764	34,359	27,274

Cash Flows from Investing Activities:
Purchases of securities held to maturity	(2,927)	(13,209)	(32,706)
Proceeds from maturities of securities held to maturity	20,571	27,373	35,241
Purchases of securities available for sale	(202,821)	(135,271)	(441,986)
Proceeds from maturities of securities available for sale	272,637	152,707	305,908
Proceeds from the sale of securities available for sale	154,177	18,728	41,775
Net cash paid in settlement of acquisition	(5,965)	—	(2,177)
Liquidation (purchase) of restricted securities	459	1,531	(1,933)
Net (increase) in loans made to customers	(602,176)	(574,456)	(434,531)
Purchased mortgages	—	(30,346)	(20,926)
Purchase of premises and equipment	(35,172)	(22,756)	(13,899)
Purchase of bank-owned life insurance	(25,000)	(24,000)	—
Other, net	—	(264)	—

Net cash used in investing activities	(426,217)	(599,963)	(565,234)

Cash Flows from Financing Activities:
Net increase in deposits	339,124	637,776	661,390
Net (repayments) proceeds from borrowings	61,985	(100,324)	(89,467)
Proceeds from issuance of junior subordinated and subordinated debt	60,000	—	—
Proceeds from exercise of stock options and stock warrants	2,733	2,028	571
Excess tax benefits from share-based payment arrangements	362	—	—
Cost of issuing stock in acquisition	(264)	—	—
Proceeds from stock issuance, net	9,057	85,063	14,955

Net cash provided by financing activities	472,997	624,543	587,449

Increase in cash and cash equivalents	90,544	58,939	49,489
Cash and Cash Equivalents, beginning of year	174,336	115,397	65,908

Cash and Cash Equivalents, end of year	$264,880	$174,336	$115,397

Supplemental Disclosure of Cash Flow Information
Cash payments for interest, net of capitalized interest (Note 6)	$81,667	$32,373	$19,601
Cash payments for income taxes	$23,385	$17,481	$10,129
Supplemental Disclosure of noncash Investing and Financing Activities
Acquisition of premises and equipment funded with borrowings	$—	$9,812	$—
Securities available for sale in process of settlement	$—	$20,000	$—
Stock and stock options issued in connection with acquisitions	$104,674	$—	$2,400
See Notes to Consolidated Financial Statements.

WESTERN ALLIANCE BANCORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)
Note 1. Nature of Business and Summary of Significant Accounting Policies
Nature of business
     Western Alliance Bancorporation is a bank holding company providing a full range of banking services to commercial and consumer customers through its wholly owned subsidiaries Bank of Nevada (formerly BankWest of Nevada), operating primarily in Nevada, Alliance Bank of Arizona, operating primarily in Arizona, Torrey Pines Bank, operating primarily in Southern California, Alta Alliance Bank, operating primarily in Northern California, Miller/Russell & Associates, Inc., operating in Nevada, Arizona and Southern California, and Premier Trust, Inc., operating in Nevada and Arizona. These entities are collectively referred to herein as the Company. Alta Alliance Bank began operations during the year ended December 31, 2006. The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America and general industry practices.
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
Principles of consolidation
     With the exception of certain trust subsidiaries (Note 10) which do not meet the criteria for consolidation pursuant to Financial Accounting Standards Board (FASB) Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities, the consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Bank of Nevada and its subsidiary BW Real Estate, Inc., Alliance Bank of Arizona, Torrey Pines Bank, Alta Alliance Bank (collectively referred to herein as the Banks), Miller/Russell & Associates, Inc., and Premier Trust, Inc. All significant intercompany balances and transactions have been eliminated in consolidation.
Cash and cash equivalents
     For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks (including cash items in process of clearing) and federal funds sold. Cash flows from loans originated by the Company and deposits are reported net.
     The Company maintains amounts due from banks, which at times may exceed federally insured limits. The Company has not experienced any losses in such accounts.
Securities
     Securities classified as held to maturity are those debt securities the Company has both the intent and ability to hold to maturity regardless of changes in market conditions, liquidity needs or general economic conditions. These securities are carried at amortized cost. The sale of a security within three months of its maturity date or after at least 85% of the principal outstanding has been collected is considered a maturity for purposes of classification and disclosure.
     Securities classified as available for sale are equity securities and those debt securities the Company intends to hold for an indefinite period of time, but not necessarily to maturity. Any decision to sell a security classified as available for sale would be based on various factors, including significant movements in interest rates, changes in the maturity mix of the Company’s assets and liabilities, liquidity needs, regulatory capital considerations and other similar factors. Securities available for sale are reported at fair value with unrealized gains or losses reported as other comprehensive income (loss), net of the related deferred tax effect. Realized gains or losses, determined on the basis of the cost of specific securities sold, are included in earnings.
     Purchase premiums and discounts are generally recognized in interest income using the interest method over the term of the securities. For mortgage-backed securities, estimates of prepayments are considered in the constant yield calculations.
     Declines in the fair value of individual securities classified as available for sale below their amortized cost that are determined to be other than temporary result in write-downs of the individual securities to their fair value with the resulting write-downs included in current earnings as realized losses. In determining other-than-temporary losses, management considers (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.
Loans
     Loans are stated at the amount of unpaid principal, reduced by unearned net loan fees and allowance for loan losses.
     The allowance for loan losses is established through a provision for loan losses charged to expense. Loans are charged against the allowance for loan losses when management believes that collectibility of the principal is unlikely. Subsequent recoveries, if any, are credited to the allowance.
     The allowance is an amount that management believes will be adequate to absorb probable losses on existing loans that may become uncollectible, based on evaluation of the collectibility of loans and prior credit loss experience. This evaluation also takes into consideration such factors as changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem credits, peer bank information, and current economic conditions that may affect the borrower’s ability to pay. Due to the credit concentration of the Company’s loan portfolio in real estate secured loans, the value of collateral is heavily dependent on real estate values in Nevada, Arizona and California. While management uses the best information available to make its evaluation, future adjustments to the allowance may be necessary if there are significant changes in economic or other conditions. In addition, the Federal Deposit Insurance Corporation (FDIC) and state banking regulatory agencies, as an integral part of their examination processes, periodically review the Banks’ allowance for loan losses, and may require the Banks to make additions to the allowance based on their judgment about information available to them at the time of their examinations.
     The allowance consists of specific and general components. The specific component relates to loans that are classified as doubtful, substandard or special mention. For such loans that are also classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan, pursuant to FASB Statement No. 114, Accounting by Creditors for Impairment of a Loan. The general component covers non-classified loans and is based on historical loss experience adjusted for qualitative and environmental factors, pursuant to FASB Statement No. 5 (FASB 5), Accounting for Contingencies.
     A loan is impaired when it is probable the Company will be unable to collect all contractual principal and interest payments due in accordance with the terms of the loan agreement. Impaired loans are measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate or, as a practical expedient, at the loan’s observable market price or the fair value of the collateral if the loan is collateral dependent. The amount of impairment, if any, and any subsequent changes are included in the allowance for loan losses.
Interest and fees on loans
     Interest on loans is recognized over the terms of the loans and is calculated under the effective interest method. The accrual of interest on impaired loans is discontinued when, in management’s opinion, the borrower may be unable to make payments as they become due.

     The Company determines a loan to be delinquent when payments have not been made according to contractual terms, typically evidenced by nonpayment of a monthly installment by the due date. The accrual of interest on loans is discontinued at the time the loan is 90 days delinquent unless the credit is well secured and in the process of collection. Credit card loans and other personal loans are typically charged off no later than 180 days delinquent.
     All interest accrued but not collected for loans that are placed on nonaccrual status or charged off is reversed against interest income. The interest on these loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.
     Loan origination and commitment fees and certain direct loan origination costs are deferred and the net amount amortized as an adjustment to the related loan’s yield. The Company is generally amortizing these amounts over the contractual life of the loan. Commitment fees, based upon a percentage of a customer’s unused line of credit, and fees related to standby letters of credit are recognized over the commitment period.
     As a service for customers, the Company has entered into agreements with unaffiliated mortgage companies to complete applications, loan documents and perform pre-underwriting activities for certain residential mortgages. The mortgage loan pre-underwriting fees from these agreements are recognized as income when earned.
Accounting for Certain Loans Acquired in a Transfer
     As a result of the acquisitions discussed in Note 2, the Company adopted Statement of Position (SOP) 03-3, Accounting for Certain Loans or Debt Securities Acquired in a Transfer. SOP 03-3 requires acquired loans to be recorded at fair value and prohibits carrying over valuation allowances in the initial accounting for acquired impaired loans. Loans carried at fair value, mortgage loans held for sale, and loans to borrowers in good standing under revolving credit agreements are excluded from the scope of SOP 03-3. SOP 03-3 limits the yield that may be accreted on a loan to the excess of the undiscounted expected cash flows over the investor’s initial investment in the loan. The excess of the contractual cash flows to be received from the borrower over expected cash flows may not be recognized as an adjustment of yield. Subsequent increases in cash flows expected to be collected are recognized prospectively through an adjustment of the loan’s yield over its remaining life. Decreases in expected cash flows are recognized as impairments, or an adjustment to the loan’s yield, depending on the magnitude of the decrease.
Transfers of financial assets
     Transfers of financial assets are accounted for as sales, when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when (1) the assets have been isolated from the Company, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and (3) the Company does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity.
Advertising costs
     Advertising costs are expensed as incurred.
Bank owned life insurance
     Bank owned life insurance is stated at its cash surrender value. The face amount of the underlying policies is $209,809 as of December 31, 2006. There are no loans offset against cash surrender values, and there are no restrictions as to the use of proceeds.
Federal Home Loan Bank stock
     The banks, as members of the Federal Home Loan Bank (FHLB) system, are required to maintain an investment in capital stock of the FHLB in an amount equal to 5% of its advances from the FHLB. These investments are recorded at cost since no ready market exists for them, and they have no quoted market value.
Premises and equipment
     Premises and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is computed principally by the straight-line method over the estimated useful lives of the assets. Improvements to leased property are amortized over the lesser of the term of the lease or life of the improvements. Depreciation and amortization is computed using the following estimated lives:

Years
Bank premises	31
Equipment and furniture	3 - 10
Leasehold improvements	6 - 10
Organization and start-up costs
     Organization and start-up costs were charged to operations as they were incurred pursuant to Statement of Position 98-5, Reporting on the Costs of Start-Up Activities. Organization and start-up costs charged to operations during the year ended December 31, 2006 were approximately $977. There were no organization and start-up costs charged to operations during the years ended December 31, 2005 and 2004.
Other intangible assets
     Intangible assets consist of core deposit intangible assets, investment advisory and trust customer relationships, and are amortized over periods ranging from 6 to 14 years.
Goodwill
     The Company records as goodwill the excess of the purchase price over the fair value of the identifiable net assets acquired. Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets, prescribes a two-step process for impairment testing of goodwill, which is performed annually, as well as when an event triggering impairment may have occurred. The first step tests for impairment, while the second step, if necessary, measures the impairment. The Company has elected to perform its annual analysis during the fourth quarter of each fiscal year as of October 1st. No indicators of impairment were identified during the year ending December 31, 2006.
Income taxes
     Western Alliance Bancorporation and its subsidiaries, other than BW Real Estate, Inc., file a consolidated federal tax return. Deferred taxes are provided on an asset and liability method whereby deferred tax assets are recognized for deductible temporary differences and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effect of changes in tax laws and rates on the date of enactment.
Stock compensation plans
     The Company has the 2005 Stock Incentive Plan (the Plan) which is described more fully in Note 12. Effective January 1, 2006 (the adoption date), the Company adopted Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2005), Share Based Payment (SFAS 123R). SFAS 123R requires the Company to record the fair value of stock options granted to employees as expense over the vesting period. Except as discussed below, the cost of the award is based on the grant-date fair value. Prior to adoption of SFAS 123R, the Company accounted for stock option grants using the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Therefore, no stock option-based compensation was reflected in net income, as all options are required by the Plan to be granted with an exercise price equal to the estimated fair value of the underlying common stock on the date of grant.

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
     During the year ended December 31, 2006, the Company granted stock options to the directors of its subsidiaries. Directors of subsidiaries do not meet the definition of an employee under SFAS 123R. Accordingly, the Company applies EITF Issue No. 96-18, Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling Goods or Services to determine the measurement date for options granted to these directors. Therefore, the expense related to these options is remeasured each reporting date until the options are vested.
     The following table illustrates the effect on net income and earnings per share had compensation cost for all of the stock-based compensation plans been determined based on the grant date fair values of awards (the method described in FASB Statement No. 123, Accounting for Stock-Based Compensation):

	2006	2005	2003

Net income:
As reported	$39,889	$28,065	$20,057
Deduct stock-based employee compensation expense determined under the minimum value method for all awards issued prior to the IPO	(960)	(893)	(696)
Related tax benefit for nonqualified stock options	74	60	33

Pro forma	$39,003	$27,232	$19,394

Earnings per share:
Basic — as reported	$1.56	$1.36	$1.17
Basic — pro forma	1.52	1.32	1.13
Diluted — as reported	1.41	1.24	1.09
Diluted — pro forma	1.38	1.20	1.05
Preferred stock
     No shares of preferred stock are issued and outstanding, and we have no current intent to issue preferred stock in the immediate future. The Board of Directors has the authority, without further action by the stockholders, to issue preferred stock in one or more series and to fix the number of shares, designations, preferences, powers, and relative, participating, optional or other special rights. The issuance of preferred stock could decrease the amount of earnings and assets available for distribution to holders of common stock or adversely affect the rights and powers, including voting rights, of the holders of common stock, and may have the effect of delaying, deferring or preventing a change in control of the Company.
Off-balance sheet instruments
     In the ordinary course of business, the Company has entered into off-balance sheet financial instruments consisting of commitments to extend credit and standby letters of credit. Such financial instruments are recorded in the consolidated financial statements when they are funded.

Trust assets and investment advisory assets under management
     Customer assets, other than funds on deposit, held in a fiduciary or agency capacity by the Company are not included in the consolidated balance sheet because they are not assets of the Company. Trust and investment advisory service income is recorded on an accrual basis. At December 31, 2006 and 2005, Premier Trust had $256 million and $132 million, respectively, in assets under management and $430 million and $296 million, respectively, in total trust assets. At December 31, 2006 and 2005, Miller/ Russell & Associates had $1.40 billion and $1.11 billion, respectively, in assets under management.
Fair values of financial instruments
     FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate that value.
     Management uses its best judgment in estimating the fair value of the Company’s financial instruments; however, there are inherent weaknesses in any estimation technique. Therefore, for substantially all financial instruments, the fair value estimates presented herein are not necessarily indicative of the amounts the Company could have realized in a sales transaction at December 31, 2006 or 2005. The estimated fair value amounts for 2006 and 2005 have been measured as of their year end, and have not been reevaluated or updated for purposes of these consolidated financial statements subsequent to those dates. As such, the estimated fair values of these financial instruments subsequent to the reporting date may be different than the amounts reported at year end.
     The information in Note 16 should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only required for a limited portion of the Company’s assets.
     Due to the wide range of valuation techniques and the degree of subjectivity used in making the estimate, comparisons between the Company’s disclosures and those of other companies or banks may not be meaningful.
     The following methods and assumptions were used by the Company in estimating the fair value of its financial instruments:
Cash and cash equivalents
     The carrying amounts reported in the consolidated balance sheets for cash and due from banks and federal funds sold approximate their fair value.
Securities
     Fair values for securities are based on quoted market prices where available or on quoted markets for similar securities in the absence of quoted prices on the specific security.
Restricted securities
  The Company’s subsidiary banks are members of the Federal Home Loan Bank (FHLB) system and maintain an investment in capital stock of the FHLB in an amount equal to 5% of its advances from the FHLB. Alta Alliance Bank is a member of the Federal Reserve Bank (FRB) system and maintains an investment in capital stock of the FRB. The Company’s subsidiary banks also maintain an investment in their primary correspondent bank. These investments are carried at cost since no ready market exists for them, and they have no quoted market value.
Loans
     For variable rate loans that reprice frequently and that have experienced no significant change in credit risk, fair values are based on carrying values. Variable rate loans comprised approximately 52% and 57% of the loan portfolio at December 31, 2006 and 2005, respectively. Fair value for all other loans is estimated based on discounted cash flows using interest rates currently being offered for loans with similar terms to borrowers with similar credit quality. Prepayments prior to the repricing date are not expected to be significant. Loans are expected to be held to maturity and any unrealized gains or losses are not expected to be realized.
Accrued interest receivable and payable
     The carrying amounts reported in the consolidated balance sheets for accrued interest receivable and payable approximate their fair value.
Deposit liabilities
     The fair value disclosed for demand and savings deposits is by definition equal to the amount payable on demand at their reporting date (that is, their carrying amount). The carrying amount for variable-rate deposit accounts approximates their fair value. Fair values for fixed-rate certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities on these deposits. Substantially all of the Company’s certificates of deposit at December 31, 2006 and 2005 mature in less than one year. Early withdrawals of fixed-rate certificates of deposit are not expected to be significant.
Federal Home Loan Bank and other borrowings
     The fair values of the Company’s borrowings are estimated using discounted cash flow analyses, based on the Company’s incremental borrowing rates for similar types of borrowing arrangements.
Junior subordinated and subordinated debt
     The carrying amounts reported in the consolidated balance sheets for junior subordinated and subordinated debt instruments approximate their fair value. The majority of such debt is variable rate, and the fixed rate debt carries interest rates which approximate market rates.
Off-balance sheet instruments
     Fair values for the Company’s off-balance sheet instruments (lending commitments and standby letters of credit) are based on quoted fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing.
Earnings per share
     Diluted earnings per share is based on the weighted average outstanding common shares during each year, including common stock equivalents. Basic earnings per share is based on the weighted average outstanding common shares during the year.
     Basic and diluted earnings per share, based on the weighted average outstanding shares, are summarized as follows:

	2006	2005	2004

Basic:
Net income applicable to common stock	$39,889	$28,065	$20,057
Average common shares outstanding	25,623	20,583	17,190

Earnings per share	$1.56	$1.36	$1.17

Diluted:
Net income applicable to common stock	$39,889	$28,065	$20,057

Average common shares outstanding	25,623	20,583	17,190
Stock option adjustment	1,355	1,168	694
Stock warrant adjustment	1,044	915	521
Restricted stock award adjustment	196	—	—

Average common shares outstanding	28,218	22,666	18,405

Earnings per share	$1.41	$1.24	$1.09

Reclassifications
     Certain amounts in the consolidated financial statements as of and for the years ended December 31, 2005 and 2004 have been reclassified to conform to the current presentation. The reclassifications have no effect on net income or stockholders’ equity as previously reported.
Recent accounting pronouncements
     In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement 109 (FIN 48), which clarifies the accounting for uncertainty in tax positions. This Interpretation provides that the tax effects from an uncertain tax position can be recognized in our financial statements only if the position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company does not expect FIN 48 to have a material impact on the financial statements.
     In September 2006, the FASB ratified the consensus of the Emerging Issues Task Force (EITF) Issue No. 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangement. EITF 06-4 applies to endorsement split dollar life insurance policies that provide a benefit to an employee that extends to postretirement periods and requires an employer to recognize a liability for future benefits over the service period based on the substantive agreement with the employee. EITF 06-4 is effective for fiscal years beginning after December 15, 2007, with early adoption permitted. The Company does not expect EITF 06-4 to have a material impact on the financial statements.
     FASB Statement No. 157, Fair Value Measurements, defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. Upon adoption of FASB Statement No. 157, the Company will be required to expand disclosures about the use of fair value and the methods used to measure fair value. FASB Statement No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Early application is encouraged. The Company does not expect FASB Statement No. 157 to have a material impact on the financial statements.
     In September 2006, the FASB ratified the consensus reached by the Emerging Issues Task Force in Issue No. 06-5, Accounting for Purchases of Life Insurance – Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4, Accounting for Purchases of Life Insurance (EITF 06-5). EITF 06-5 is effective for fiscal years beginning after December 15, 2006. The Company does not expect EITF 06-5 will have a material impact on the financial statements.
     In February 2007, the FASB issued SFAS 159, The Fair Value Option for Assets and Financial Liabilities-Including an Amendment of FASB Statement No. 115. SFAS 159 permits an entity to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS 159 are elective, however, the amendment to SFAS 115, Accounting for Certain Investments in Debt and Equity Securities, applies to all entities with available for sale or trading securities. For financial instruments elected to be accounted for at fair value, an entity will report the unrealized gains and losses in earnings. SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. SFAS 159 was recently issued and the Company is currently assessing the financial impact this statement will have on the financial statements.
Note 2. Mergers and Acquisition Activity
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
     Intermountain had 57,150 employee stock options outstanding at the acquisition date (March 31, 2006). All of the Intermountain stock options vested upon change in control. On the acquisition date, the Company replaced the Intermountain stock options with options to purchase shares of the Company’s stock. In order to determine the number of options to be granted, the number of Intermountain options was multiplied by the exchange ratio of 2.44 and the exercise price was divided by the exchange ratio. All other terms (vesting, contractual life, etc.) were carried forward from the Intermountain options. As a result, the Company granted a total of 139,446 stock options with a weighted average exercise price of $5.91 to former Intermountain employees on the acquisition date. The fair value of the stock options of $3.4 million is included in the purchase price.
     The following table shows the condensed balance sheet of amounts assigned to assets and liabilities, including all purchase adjustments at the time of acquisition, of Intermountain as of March 31, 2006:

Cash and due from banks	$35,938
Loans, net of allowance	402,063
Securities	33,776
Goodwill and core deposit intangible	85,326
Fixed assets	7,210
Other assets	7,339
Deposits	(421,978)
Borrowed funds	(19,000)
Junior subordinated debt	(10,310)
Other liabilities	(7,600)

Net assets acquired	$112,764

     The merger was accounted for under the purchase method of accounting. Accordingly, the results of operations of Intermountain since the date of acquisition are included in the consolidated financial statements. The purchase price was allocated to the assets acquired and the liabilities assumed based on their estimated fair values at the merger date. None of the goodwill is expected to be deductible for tax purposes. This is summarized below as of December 31, 2006:

Number of shares of Company stock issued for Intermountain stock	3,390,306
Price of the Company’s stock on the date of Merger Agreement	$29.87
Total stock consideration		$101,268
Fair value of Intermountain’s stock options converted to Company stock options at merger date		3,406

Total common stock and replacement stock options issued		104,674
Cash consideration		6,847

Total stock and cash consideration		111,521
Acquisition costs:
Direct costs of acquisition		1,243

Total purchase price and acquisition costs		112,764
Less: fair value of Intermountain tangible net assets acquired		(27,438)
Less: estimated value of core deposit intangible (estimated life is 12 years)		(9,166)

Estimated goodwill arising from transaction		$76,160

     Effective April 29, 2006, the Company acquired 100% of the outstanding common stock of Bank of Nevada, headquartered in Las Vegas, Nevada. The merger was accomplished according to the Agreement and Plan of Merger (the Bank of Nevada Merger Agreement), dated January 16, 2006. At the date of acquisition, Bank of Nevada was merged into BankWest of Nevada (whose name was subsequently changed to Bank of Nevada). As the merger closed on April 29, 2006, Bank of Nevada’s results for the four months ended April 30, 2006 were not included with the Company’s results of operations. The merger increases the Company’s presence in Las Vegas, Nevada.
     As provided by the Bank of Nevada Merger Agreement, approximately 844,000 shares of Bank of Nevada common stock and 119,000 stock options were exchanged for $74.0 million in cash.
     The following table shows the condensed balance sheet of amounts assigned to assets and liabilities, including all purchase adjustments at the time of acquisition, of Bank of Nevada as of April 30, 2006:

Cash and due from banks	$41,086
Loans, net of allowance	197,947
Securities	19,960
Goodwill and core deposit intangible	58,792
Fixed assets	4,663
Other assets	5,532
Deposits	(245,509)
Other liabilities	(7,572)

Net assets acquired	$74,899

     The merger was accounted for under the purchase method of accounting. Accordingly, the results of operations of Bank of Nevada since the date of acquisition are included in the consolidated financial statements. The purchase price was allocated to the assets acquired and the liabilities assumed based on their estimated fair values at the merger date. This is summarized below as of December 31, 2006:

Cash consideration	$73,997
Acquisition costs:
Direct costs of acquisition	902

Total purchase price and acquisition costs	74,899
Less: fair value of Bank of Nevada tangible net assets acquired	(16,107)
Less: estimated value of core deposit intangible (estimated life is 14 years)	(6,710)

Estimated goodwill arising from transaction	$52,082

          Certain amounts, including goodwill, are subject to change when the determination of the asset and liability values is finalized within one year from the merger date. Valuations of certain assets and liabilities of Intermountain and Bank of Nevada will be performed with the assistance of independent valuation consultants. None of the resulting goodwill is expected to be deductible for tax purposes. All of the goodwill is allocated to the Bank of Nevada operating segment.
          Pre-tax amortization of core deposit intangible assets acquired in the Intermountain and Bank of Nevada mergers is expected to be $1,145 for each of the years in the five year period ending December 31, 2011.
          The following unaudited pro forma condensed combined financial information presents the Company’s results of operations for the years indicated had the mergers taken place as of January 1, 2005:

	Years ended
	December 31,
	2006	2005

Net interest income	$159,494	$130,805
Provision for loan losses	(7,650)	(7,386)
Gain (loss) on sale of securities	(4,436)	69
Non-interest income	18,126	13,739
Merger-related expense	(4,960)	—
Other non-interest expense	(101,781)	(84,885)

Income before income taxes	58,793	52,342
Income taxes	20,627	18,817

Net income	$38,166	$33,525

Pro forma earnings per share
Basic	$1.44	$1.40
Diluted	$1.31	$1.28

Pro forma weighted average shares outstanding during the period
Basic	26,469	23,991
Diluted	29,064	26,077
     Merger related expense in the twelve months ended December 31, 2006 of $4,960, relate to costs associated with these mergers and consist of employee-related costs of $3.6 million, and other costs of $1.4 million. Employee-related costs generally consist of various one time payments and accruals related to employment agreement change-in-control provisions.
     On December 20, 2006, the Company and First Independent Capital of Nevada (First Independent) signed a definitive agreement under which First Independent will merge into Western Alliance Bancorporation. Privately held First Independent owns First Independent Bank of Nevada, which had assets of $428 million, deposits of $386 million, loans of $288 million and equity capital of $32 million at December 31, 2006. Under the terms of the agreement, First Independent stockholders may elect to receive either $93.60 in cash or Western Alliance common stock of comparable value (subject to certain collar provisions) as determined by a pricing period prior to close. The agreement contains proration and allocation procedures to ensure that 80% of the First Independent shares are exchanged for shares of Western Alliance. First Independent shareholders may be eligible for additional cash payments of up to $2.38 per share depending upon the performance of certain loans in the First Independent Bank loan portfolio during the two-year period after the merger has been completed. The transaction is valued at approximately $115 million and is expected to close late in the first quarter of 2007.
Note 3. Restrictions on Cash and Due from Banks
     The Company is required to maintain balances in cash or on deposit with the Federal Reserve Bank. The total of those reserve balances was approximately $15,079 and $7,548 as of December 31, 2006 and 2005, respectively.
Note 4. Securities
     Carrying amounts and fair values of investment securities at December 31 are summarized as follows:

	2006
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value

Securities held to maturity
U. S. Treasury securities	$1,980	$—	$(3)	$1,977
Small Business Administration loan pools	392	2	—	394
Municipal obligations	7,086	217	—	7,303
Mortgage-backed securities	88,037	43	(2,350)	85,730

	$97,495	$262	$(2,353)	$95,404

Securities available for sale
U.S. Treasury securities	$1,669	$—	$(3)	$1,666
U.S. Government-sponsored agencies	27,964	—	(217)	27,747
Municipal obligations	3,415	1	—	3,416
Mortgage-backed securities	299,483	26	(8,049)	291,460
Asset-backed securities	48,069	2	(88)	47,983
Adjustable-rate preferred stock	48,979	103	(17)	49,065
Other	23,327	507	(345)	23,489

	$452,906	$639	$(8,719)	$444,826

	2005
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value

Securities held to maturity
U. S. Treasury securities	$3,498	$—	$(43)	$3,455
Small Business Administration loan pools	426	—	(2)	424
Municipal obligations	7,128	275	—	7,403
Mortgage-backed securities	104,119	—	(2,800)	101,319

	$115,171	$275	$(2,845)	$112,601

Securities available for sale
U.S. Government-sponsored agencies	$138,787	$—	$(1,209)	$137,578
Mortgage-backed securities	429,490	14	(13,765)	415,739
Auction rate securities	67,999	—	—	67,999
Other	12,263	—	(217)	12,046

	$648,539	$14	$(15,191)	$633,362

     Securities with carrying amounts of approximately $374,495 and $597,637 at December 31, 2006 and 2005, respectively, were pledged for various purposes as required or permitted by law.
     Information pertaining to securities with gross unrealized losses at December 31, 2006 and 2005, aggregated by investment category and length of time that individual securities have been in a continuous loss position follows:

	2006
	Less Than Twelve Months		Over Twelve Months
	Gross		Gross
	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value

Securities held to maturity
U. S. Treasury securities	$3	$1,977	$—	$—
Mortgage-backed securities	—	—	2,350	76,535

	$3	$1,977	$2,350	$76,535

	Less Than Twelve Months		Over Twelve Months
	Gross		Gross
	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value

Securities available for sale
U.S. Treasury securities	$3	$1,667	$—	$—
U.S. Government-sponsored agencies	7	4,993	210	22,795
Mortgage-backed securities	1	141	8,048	225,620
Adjustable rate preferred stock	88	4,916	—	—
Asset-backed securities	17	7,012	—	—
Other	—	—	345	14,692

	$116	$18,729	$8,603	$263,107

	2005
	Less Than Twelve Months		Over Twelve Months
	Gross		Gross
	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value

Securities held to maturity
U. S. Treasury securities	$5	$992	$38	$2,463
Small Business Administration loan pools	1	156	1	17
Mortgage-backed securities	633	32,168	2,167	67,131

	$639	$33,316	$2,206	$69,611

	Less Than Twelve Months		Over Twelve Months
	Gross		Gross
	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value

Securities available for sale
U.S. Government-sponsored agencies	$214	$21,484	$995	$66,168
Mortgage-backed securities	1,523	92,384	12,242	321,103
Other	217	12,046	—	—

	$1,954	$125,914	$13,237	$387,271

     Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market conditions warrant such evaluation. Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.
     At December 31, 2006 and 2005, 84 and 125 debt securities, respectively, have unrealized losses with aggregate depreciation of approximately 3.0% and 2.7%, respectively, from the Company’s amortized cost basis. These unrealized losses relate primarily to fluctuations in the current interest rate environment. In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and industry analysis reports. Since no downgrades have occurred and management has the ability and intent to hold debt securities for the foreseeable future, no declines are deemed to be other than temporary.

     The amortized cost and fair value of securities as of December 31, 2006 by contractual maturities are shown below. The actual maturities of the mortgage-backed securities and Small Business Administration loan pools may differ from their contractual maturities because the loans underlying the securities may be repaid without any penalties. Therefore, these securities are listed separately in the maturity summary. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Fair
	Cost	Value

Securities held to maturity
Due in one year or less	$1,980	$1,977
Due after one year through five years	—	—
Due after five years through ten years	3,064	3,153
Due after ten years	4,022	4,150
Small Business Administration loan pools	392	394
Mortgage backed securities	88,037	85,730

	$97,495	$95,404

Securities available for sale
Due in one year or less	$8,789	$8,698
Due after one year through five years	28,156	28,189
Due after five years through ten years	10,481	10,377
Due after ten years	82,670	82,613
Mortgage backed securities	299,483	291,460
Other	23,327	23,489

	$452,906	$444,826

     Gross gains and losses from investment securities of $0 and $4,436 in 2006, $138 and $69 in 2005, and $177 and $158 in 2004, respectively, were recognized on the sale of securities.

Note 5. Loans
     The components of the Company’s loan portfolio as of December 31 are as follows:

	2006	2005

Construction and land development	$715,546	$432,668
Commercial real estate	1,232,260	727,210
Residential real estate	384,082	272,861
Commercial and industrial	645,469	342,452
Consumer	29,561	20,434
Less: net deferred loan fees	(3,696)	(2,288)

	3,003,222	1,793,337

Less:
Allowance for loan losses	(33,551)	(21,192)

	$2,969,671	$1,772,145

     At December 31, 2006, loans of $635,859 were pledged to secure Federal Home Loan Bank lines of credit.
     Information about impaired and non-accrual loans as of and for the years ended December 31 is as follows:

	2006	2005

Total impaired loans, all with an allowance for loan losses	$2,256	$107

Related allowance for loan losses on impaired loans	$489	$26

Total non accrual loans	$1,417	$107

Loans past due 90 days or more and still accruing	$794	$34

	2006	2005	2004

Average balance during the year on impaired loans	$2,294	$115	$1,553

Interest income recognized on impaired loans	$120	$1	$61

     The Company is not committed to lend significant additional funds on these impaired loans.
     Changes in the allowance for loan losses for the years ended December 31 are as follows:

	2006	2005	2004

Balance, beginning	$21,192	$15,271	$11,378
Acquisitions	8,768	—	—
Provision charged to operating expense	4,660	6,179	3,914
Recoveries of amounts charged off	436	196	157
Less amounts charged off	(1,505)	(454)	(178)

Balance, ending	$33,551	$21,192	$15,271

Note 6. Premises and Equipment
     The major classes of premises and equipment and the total accumulated depreciation and amortization as of December 31 are as follows:

	2006	2005

Land	$31,191	$20,505
Bank premises	45,298	24,214
Equipment and furniture	30,494	20,517
Leasehold improvements	7,545	2,870
Construction in progress	7,819	3,748

	122,347	71,854
Less accumulated depreciation and amortization	(22,488)	(13,424)

Net premises and equipment	$99,859	$58,430

     Our remaining commitment related to our construction in progress at December 31, 2006 is $7,939.
     During the year ended December 31, 2006, the Company capitalized interest on construction in progress in the amount of $477.
Note 7. Income Tax Matters
     The cumulative tax effects of the primary temporary differences as of December 31 are shown in the following table:

	2006	2005

Deferred tax assets:
Allowance for loan losses	$12,300	$7,800
Unrealized loss on available for sale securities	2,900	5,500
Organizational costs	800	200
Deferred compensation	200	200
Other	400	507

Total deferred tax assets	16,600	14,207

Deferred tax liabilities:
Deferred loan costs	(2,000)	(1,600)
Premises and equipment	(400)	(1,300)
Federal Home Loan Bank dividend	(800)	(500)
Core deposit intangible	(5,400)	—

Total deferred tax liabilities	(8,600)	(3,400)

Net deferred tax asset	$8,000	$10,807

     As of December 31, 2006 and 2005, no valuation allowance was considered necessary as management believes it is more likely than not that the deferred tax assets will be realized due to taxes paid in prior years or future operations. The provision for income taxes charged to operations consists of the following for the years ended December 31:

	2006	2005	2004

Current	$18,619	$17,530	$11,030
Deferred	2,968	(2,158)	(69)

Total provision for income taxes	$21,587	$15,372	$10,961

     The reasons for the differences between the statutory federal income tax rate and the effective tax rates are summarized as follows:

	2006	2005	2004

Computed “expected” tax expense	$21,517	$15,203	$10,856
Increase (decrease) resulting from:
State income taxes, net of federal benefits and dividends received deductions	905	670	580
Bank-owned life insurance	(924)	(582)	(420)
Tax-exempt income	(183)	(133)	(116)
Nondeductible expenses	203	168	100
Other	69	46	(39)

	$21,587	$15,372	$10,961

Note 8. Deposits
     At December 31, 2006, the scheduled maturities of all time deposits are as follows:

2007	$569,462
2008	17,279
2009	5,101
2010	87
2011	15

$591,944

     As of December 31, 2006 and 2005, approximately $313,866 and $313,033, respectively, of the Company’s non-interest bearing demand deposits consisted of demand accounts maintained by title insurance companies. The Company provides an analysis earnings credit for certain title company depositors, which credit is calculated by applying a variable crediting rate to such customers’ average monthly deposit balances, less any internal charges incurred, which are comprised of common deposit service charges. We then purchase external services on behalf of these customers or grant below-market rate loans based on the amount of the earnings credit. These external services, which are commonly offered in the banking industry, include courier, bookkeeping and data processing services. The expense of these external services combined with the cost of the below-market rate loans totaled $4,278, $2,105 and $701 for the years ended December 31, 2006, 2005 and 2004, respectively, and is included in customer service expense in the accompanying statements of income.
Note 9. Borrowed Funds
     The Company has a line of credit available from the Federal Home Loan Bank (FHLB). Borrowing capacity is determined based on collateral pledged, generally consisting of securities and loans, at the time of the borrowing. The Company also has borrowings from other sources pledged by securities. A summary of the Company’s borrowings as of December 31, 2006 and 2005 follows:

	2006	2005

Short Term
FHLB Advances (weighted average rate is 2006: 5.26% and 2005: 4.00%)	$11,000	$7,000
Securities sold under agreement to repurchase (weighted average rate is 2006: 4.42% and 2005: 2.74%)	170,656	78,170

Due in one year or less	$181,656	$85,170

Long Term
FHLB Advances (weighted average rate is 2006: 3.07% and 2005: 2.63%)	$48,300	$63,700
Other long term debt (weighted average rate is 8.79%)	9,711	9,812

Due in over one year	$58,011	$73,512

     Long term FHLB advances and other borrowings mature as follows:

2007	$33,410
2008	5,118
2009	131
2010	9,352
2011	—
Thereafter	10,000

$58,011

     On December 30, 2005, the Company purchased the corporate headquarters of Bank of Nevada. The location was previously leased by the Company. In connection with this purchase, the Company assumed a note on the building. The note amount at December 31, 2006 is $9,711, has a fixed interest rate of 8.79%, and matures in 2010. The note is secured by the purchased building.
     The Banks have entered into agreements under which they can borrow up to $116,000 on an unsecured basis. The lending institutions will determine the interest rate charged on borrowings at the time of the borrowing. The Company has also entered into an agreement under which it can borrow up to $20,000. The line of credit is secured by Alliance Bank of Arizona stock and carries an interest rate at the federal funds borrowing rate plus 1.00%. There were no borrowings against these lines of credit at December 31, 2006 or 2005.
Note 10. Junior Subordinated and Subordinated Debt
     The Company has formed or acquired through mergers four statutory business trusts which exist for the exclusive purpose of issuing Cumulative Trust Preferred Securities. All of the funds raised from the issuance of these securities were passed to the Company and are reflected in the accompanying balance sheet as junior subordinated debt in the amount of $61,857. The junior subordinated debt has maturity dates as follows:

	Interest Rate
Name of Trust	December 31, 2006	Maturity	2006	2005
BankWest Nevada Capital Trust I	six-month LIBOR plus 3.75%	2031	15,464	15,464

BankWest Nevada Capital Trust II	three-month LIBOR plus 3.35%	2033	15,464	15,464

Intermountain First Statutory Trust I	six-month LIBOR plus 2.80%	2034	10,310	—

WAL Trust No. 1	fixed at 6.78% through June 2011; thereafter three month LIBOR plus 1.45%	2036	20,619	—

			$61,857	$30,928

     In the event of certain changes or amendments to regulatory requirements or Federal tax rules, the debt is redeemable in whole. The obligations under these instruments are fully and unconditionally guaranteed by the Company and rank subordinate and junior in right of payment to all other liabilities of the Company. The trust preferred securities qualify as Tier 1 Capital for the Company, subject to certain limitations, with the excess being included in total capital for regulatory purposes.
     In 2006, Bank of Nevada issued $40,000 in floating rate unsecured subordinated debt. The rate is based on three month LIBOR plus 1.20%. The debt requires quarterly interest payments and matures in September 2016. $30,000 was distributed to Western Alliance Bancorporation to fund general corporate purposes, while $10,000 was retained by Bank of Nevada.
Note 11. Commitments and Contingencies
  Contingencies
     In the normal course of business, the Company is involved in various legal proceedings. In the opinion of management, any liability resulting from such proceedings would not have a material adverse effect on the consolidated financial statements.
  Financial instruments with off-balance sheet risk
     The Company is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. They involve, to varying degrees, elements of credit risk in excess of amounts recognized in the consolidated balance sheets.
     The Company’s exposure to credit loss in the event of nonperformance by the other parties to the financial instrument for these commitments is represented by the contractual amounts of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments. A summary of the contract amount of the Company’s exposure to off-balance sheet risk as of December 31 is as follows:

	2006	2005

Commitments to extend credit, including unsecured loan commitments of $194,586 in 2006 and $111,522 in 2005	$1,083,854	$750,349
Credit card commitments and guarantees	16,233	7,616
Standby letters of credit, including unsecured letters of credit of $17,815 in 2006 and $4,550 in 2005	61,157	28,720

	$1,161,244	$786,685

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
     The Company guarantees certain customer credit card balances held by an unrelated third party. These unsecured guarantees act to streamline the credit underwriting process and are issued as a service to certain customers who wish to obtain a credit card from the third party vendor. The Company recognizes nominal fees from these arrangements and views them strictly as a means of maintaining good customer relationships. The guarantee is offered to those customers who, based solely upon management’s evaluation, maintain a relationship with the Company that justifies the inherent risk. All such guarantees exist for the life of each respective credit card relationship. The Company would be required to perform under the guarantee upon a customer’s default on the credit card relationship with the third party. Historical losses under this program have been nominal. Upon entering into a credit card guarantee, the Company records the related liability at fair value pursuant to FASB Interpretation 45 (FIN 45), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. Thereafter, the related liability is evaluated pursuant to FASB 5. The total credit card balances outstanding at December 31, 2006 and 2005 were $1,578 and $1,566, respectively.

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
     The total liability for financial instruments with off-balance sheet risk as of December 31, 2006 and 2005 was $357 and $455, respectively.
  Lease Commitments
     The Company leases certain premises and equipment under noncancelable operating leases expiring through 2015. The following is a schedule of future minimum rental payments under these leases at December 31, 2006:

2007	$3,494
2008	3,099
2009	2,960
2010	2,906
2011	2,908
Thereafter	8,192

$23,559

     Rent expense of $3,512, $3,902 and $3,174 is included in occupancy expenses for the years ended December 31, 2006, 2005 and 2004, respectively.
  Concentrations
     The Company grants commercial, construction, real estate and consumer loans to customers through branch offices located in the Company’s primary markets. The Company’s business is concentrated in these areas and the loan portfolio includes significant credit exposure to the commercial real estate industry of these areas. As of December 31, 2006 and 2005, commercial real estate related loans accounted for approximately 65% of total loans, respectively, and approximately 7% of commercial real estate loans are secured by undeveloped land. Substantially all of these loans are secured by first liens with an initial loan to value ratio of generally not more than 80%. Approximately 61% of these real estate loans are owner occupied. In addition, approximately 6% and 5% of total loans are unsecured as of December 31, 2006 and 2005, respectively. At December 31, 2006, approximately 37% of our residential real estate loan portfolio is comprised of interest only loans. These loans have an average loan-to-value of less than 60%.
     The loans are expected to be repaid from cash flows or proceeds from the sale of selected assets of the borrowers. The Company’s policy for requiring collateral is to obtain collateral whenever it is available or desirable, depending upon the degree of risk the Company is willing to take.
Note 12. Stock Options, Stock Warrants and Restricted Stock Awards
          During 2005, the stockholders approved the 2005 Stock Incentive Plan (the Plan). The Plan is an amendment and restatement of our prior stock compensation plans, and therefore supersedes the prior plans while preserving the material terms of the prior plan awards. The Plan gives the Board of Directors the authority to grant up to 3,254 stock awards consisting of unrestricted stock, stock units, dividend equivalent rights, stock options (incentive and non-qualified), stock appreciation rights, restricted stock, and performance and annual incentive awards. Stock awards available to grant at December 31, 2006 are 335. The maximum contractual term for options granted under the plan is ten years.
          The Plan contains certain individual limits on the maximum amount that can be paid in cash under the Plan and on the maximum number of shares of common stock that may be issued pursuant to the Plan in a calendar year. The maximum number of shares subject to options or stock appreciation rights that can be issued under the Plan to any person is 150,000 shares in any calendar year. The maximum number of shares that can be issued under the Plan to any person, other than pursuant to an option or stock appreciation right, is 150,000 in any calendar year. The maximum amount that may be earned as an annual incentive award or other cash award in any fiscal year by any one person is $5.0 million and the maximum amount that may be earned as a performance award or other cash award by any one person is $15.0 million.
     The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model that uses the assumptions noted in the following table. The expected volatility is based on the historical volatility of the stock of similar companies that have traded at least as long as the expected life of the Company’s options. Except for replacement options, the Company estimates the life of the options by calculating the average of the vesting period and the contractual life. The expected life of replacement options was estimated based on management’s judgment considering the remaining contractual term of the replacement options. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of the grant. The dividends rate assumption of zero is based on management’s intention not to pay dividends for the foreseeable future. A summary of the assumptions used in calculating the fair value of option awards during the years ended December 31, 2006 and 2005 are as follows:

		Years ended
	Replacement	December 31,	December 31,	December 31,
	Options	2006	2005 (post-IPO)	2005 (pre-IPO)

Expected life in years	2	5	6	7
Risk-free interest rate	4.3%	4.6%	4.2%	4.1%
Dividends rate	None	None	None	None
Fair value per optional share	$24.43	$10.93	$8.91	$4.04
Volatility	23%	28%	29%	N/A
     Stock options granted in 2006 generally have a vesting period of 4 years and a life of 7 years. Restricted stock awards granted in 2006 generally has a vesting period of 3 years. The Company recognizes compensation cost for options with a graded vesting on a straight-line basis over the requisite service period for the entire award.
     A summary of option activity under the Plan as December 31, 2006 and 2005, and changes during the years then ended is presented below:

	Years ended December 31,
	2006		2005
		Weighted		Weighted
		Average		Average
	Shares	Exercise	Shares	Exercise
	(in thousands)	Price	(in thousands)	Price

Outstanding options, beginning of period	2,125	$10.10	1,986	$7.96
Granted	375	33.69	407	17.88
Replacement options (see Note 2)	140	5.91	—	—
Exercised	(319)	6.90	(228)	5.30
Forfeited or expired	(125)	16.89	(40)	10.92

Outstanding options, end of period	2,196	$13.94	2,125	$10.10

Options exercisable, end of period	1,013	$8.52	783	$7.43

     At December 31, 2006 and 2005, the weighted average remaining contractual terms of outstanding stock options were 6.6 years and 7.6 years, respectively. The weighted average contractual terms of vested stock options for the same dates were 6.2 years and 7.4 years, respectively. At December 31, 2006 and 2005, the aggregate intrinsic values of outstanding stock options were $45,750 and $42,007, respectively. At the same dates, the aggregate intrinsic values of vested stock options were $26,591 and $17,571, respectively.
     The total intrinsic value of options exercised during the years ended December 31, 2006 and 2005 were $8,893 and $3,892, respectively.

          At December 31, 2006 and 2005, the aggregate intrinsic values of restricted stock awards outstanding are $8,185 and $806, respectively.
          A summary of the status of the Company’s nonvested shares of restricted stock as of December 31, 2006 and changes during the years then ended is presented below:

	Year ended December 31, 2006
		Weighted
		Average Grant
Nonvested Restricted Stock	Shares	Date Fair Value

Nonvested at January 1, 2006	27	$16.50
Granted	243	32.51
Vested	(6)	16.50
Forfeited	(34)	33.48

Nonvested at December 31, 2006	230	$30.90

          As of December 31, 2006, there was $9,377 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted average period of 2.8 years. The total fair value of shares and options vested during the years ended December 31, 2006 and 2005 was $4,804 and $703, respectively.
          At December 31, 2006 and 2005, there were 1,435 warrants outstanding with a weighted average exercise price of $10.09. These warrants are immediately exercisable.
Note 13. Regulatory Capital
     The Company and the Banks are subject to various regulatory capital requirements administered by federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory — and possibly additional discretionary — actions by regulators that, if undertaken, could have a direct material effect on the Company’s and the Bank’s consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Banks must meet specific capital guidelines that involve qualitative measures of their assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Prompt corrective action provisions are not applicable to bank holding companies.
     Quantitative measures established by regulation to ensure capital adequacy require the Company and the Banks to maintain minimum amounts and ratios (set forth in the following table) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 2006, that the Company and the Banks meet all capital adequacy requirements to which they are subject.
     As of December 31, 2006, the most recent notification from federal banking agencies categorized the Company, Bank of Nevada, Alliance Bank of Arizona and Torrey Pines Bank as well-capitalized as defined by the banking agencies. To be categorized as well-capitalized, the Banks must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the table below.
     The actual capital amounts and ratios for the Banks and Company as of December 31 are presented in the following table:

			For Capital		To Be
	Actual		Adequacy Purposes		Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of December 31, 2006:
Total Capital (to Risk Weighted Assets)
Bank of Nevada	$265,562	10.8%	$196,443	8.0%	$245,554	10.0%
Alliance Bank of Arizona	67,864	11.2%	48,424	8.0%	60,530	10.0%
Torrey Pines Bank	54,467	11.5%	37,859	8.0%	47,324	10.0%
Alta Alliance Bank	24,169	89.9%	2,150	8.0%	2,688	10.0%
Company	409,481	11.5%	285,294	8.0%	356,617	10.0%
Tier I Capital (to Risk Weighted Assets)
Bank of Nevada	202,141	8.2%	98,222	4.0%	147,332	6.0%
Alliance Bank of Arizona	52,064	8.6%	24,212	4.0%	36,318	6.0%
Torrey Pines Bank	39,917	8.4%	18,929	4.0%	28,394	6.0%
Alta Alliance Bank	24,088	89.6%	1,075	4.0%	1,613	6.0%
Company	335,629	9.4%	142,647	4.0%	213,970	6.0%
Tier I Capital (to Average Assets)
Bank of Nevada	202,141	7.2%	111,862	4.0%	139,828	5.0%
Alliance Bank of Arizona	52,064	7.8%	26,543	4.0%	33,179	5.0%
Torrey Pines Bank	39,917	6.9%	23,147	4.0%	28,934	5.0%
Alta Alliance Bank	24,088	80.3%	1,200	4.0%	1,500	5.0%
Company	335,629	8.2%	162,755	4.0%	203,443	5.0%

As of December 31, 2005:
Total Capital (to Risk Weighted Assets)
Bank of Nevada	$148,180	11.1%	$106,877	8.0%	$133,597	10.0%
Alliance Bank of Arizona	50,374	10.5%	38,371	8.0%	47,963	10.0%
Torrey Pines Bank	37,498	10.8%	27,673	8.0%	34,591	10.0%
Company	300,198	13.8%	173,759	8.0%	217,198	10.0%
Tier I Capital (to Risk Weighted Assets)
Bank of Nevada	135,607	10.2%	53,439	4.0%	80,158	6.0%
Alliance Bank of Arizona	44,817	9.3%	19,185	4.0%	28,778	6.0%
Torrey Pines Bank	33,981	9.8%	13,836	4.0%	20,755	6.0%
Company	278,550	12.8%	86,879	4.0%	130,319	6.0%
Tier I Capital (to Average Assets)
Bank of Nevada	135,607	7.4%	73,422	4.0%	91,777	5.0%
Alliance Bank of Arizona	44,817	8.8%	20,368	4.0%	25,460	5.0%
Torrey Pines Bank	33,981	8.7%	15,608	4.0%	19,510	5.0%
Company	278,550	10.2%	109,727	4.0%	137,159	5.0%
     Additionally, State of Nevada banking regulations restrict distribution of the net assets of Bank of Nevada because such regulations require the sum of Bank of Nevada’s stockholders’ equity and reserve for loan losses to be at least 6% of the average of Bank of Nevada’s total daily deposit liabilities for the preceding 60 days. As a result of these regulations, approximately $136,739 and $94,584 of Bank of Nevada’s stockholders’ equity was restricted at December 31, 2006 and 2005, respectively.
     Alta Alliance Bank has agreed to maintain a total Tier I capital to average assets ratio of at least 9% for its first three years of existence.
     The States of Nevada and Arizona require that trust companies maintain capital of at least $300 and $500, respectively. Premier Trust meets these capital requirements as of December 31, 2006 and 2005.
Note 14. Employee Benefit Plan
     The Company has a qualified 401(k) employee benefit plan for all eligible employees. Participants are able to defer between 1% and 15% (up to a maximum of $15,000 for those under 50 years of age) of their annual compensation. The Company may elect to contribute a discretionary amount each year. The Company’s total contribution was $906, $596 and $385 for the years ended December 31, 2006, 2005 and 2004, respectively.

Note 15. Transactions with Related Parties
     Principal stockholders of the Company and officers and directors, including their families and companies of which they are principal owners, are considered to be related parties. These related parties were loan customers of, and had other transactions with, the Company in the ordinary course of business. In management’s opinion, these loans and transactions were on the same terms as those for comparable loans and transactions with unrelated parties. The aggregate activity in such loans for the years ended December 31 was as follows:

	2006	2005

Balance, beginning	$27,608	$27,087
New loans	64,421	31,650
Repayments	(28,898)	(31,129)

Balance, ending	$63,131	$27,608

     None of these loans are past due, on nonaccrual or have been restructured to provide a reduction or deferral of interest or principal because of deterioration in the financial position of the borrower. There were no loans to a related party that were considered classified loans at December 31, 2006 or 2005.
     Total loan commitments outstanding with related parties total approximately $44,553 and $25,824 at December 31, 2006 and 2005, respectively.
Note 16. Fair Value of Financial Instruments
     The estimated fair value of the Company’s financial instruments at December 31 is as follows:

	2006		2005
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

Financial assets:
Cash and due from banks	$143,721	$143,721	$111,150	$111,150
Federal funds sold and other	121,159	121,159	63,186	63,186
Securities held to maturity	97,495	95,404	115,171	112,601
Securities available for sale	444,826	444,826	633,362	633,362
Investment in restricted securities	18,483	18,483	14,456	14,456
Loans, net	2,969,671	2,943,370	1,772,145	1,759,336
Accrued interest receivable	17,425	17,425	10,545	10,545

Financial liabilities:
Deposits	3,400,423	3,400,095	2,393,812	2,394,199
Accrued interest payable	5,264	5,264	2,634	2,634
Other borrowed funds	239,667	239,363	158,682	157,639
Junior subordinated debt	61,857	61,857	30,928	30,928
Subordinated debt	40,000	40,000	—	—
  Interest rate risk
     The Company assumes interest rate risk (the risk to the Company’s earnings and capital from changes in interest rate levels) as a result of its normal operations. As a result, the fair values of the Company’s financial instruments as well as its future net interest income will change when interest rate levels change and that change may be either favorable or unfavorable to the Company.
     Interest rate risk exposure is measured using interest rate sensitivity analysis to determine our change in net portfolio value and net interest income resulting from hypothetical changes in interest rates. If potential changes to net portfolio value and net interest income resulting from hypothetical interest rate changes are not within the limits established by the Board of Directors, the Board of Directors may direct management to adjust the asset and liability mix to bring interest rate risk within board-approved limits. As of December 31, 2006, the Company’s interest rate risk profile was within all Board-prescribed limits.

     The Company manages its interest rate risk through its investment and repurchase activities. The Company seeks to maintain a moderately asset sensitive position (i.e., interest income in a rising rate environment would rise farther than the Company’s interest expense and conversely in a falling interest rate environment).
  Fair value of commitments
     The estimated fair value of the standby letters of credit at December 31, 2006 and 2005 is insignificant. Loan commitments on which the committed interest rate is less than the current market rate are also insignificant at December 31, 2006 and 2005.
Note 17. Parent Company Financial Information
Condensed Balance Sheets
December 31, 2006 and 2005

	2006	2005

ASSETS
Cash and cash equivalents	$720	$4,518
Securities available for sale	8,514	57,926
Investment in subsidiaries	460,972	212,970
Other assets	2,514	1,201

	$472,720	$276,615

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accrued interest and other liabilities	$2,284	$1,464
Junior subordinated debt	61,857	30,928

Total liabilities	64,141	32,392

Stockholders’ equity:
Common stock	3	2
Additional paid-in capital	287,553	167,632
Retained earnings	126,170	86,281
Accumulated other comprehensive loss	(5,147)	(9,692)

Total stockholders’ equity	408,579	244,223

	$472,720	$276,615

Condensed Statements of Income
Years ended December 31, 2006, 2005 and 2004

	2006	2005	2004

Interest and dividend income	$716	$929	$97
Interest expense on borrowings	4,331	2,112	1,539

Net interest expense	(3,615)	(1,183)	(1,442)

Other income:
Income from consolidated subsidiaries	45,469	30,629	22,096
Other income	68	77	—

Total other income	45,537	30,706	22,096

Expenses:
Salaries and employee benefits	3,059	1,783	330
Other	1,620	466	383

	4,679	2,249	713

Income before income tax benefit	37,243	27,274	19,941
Income tax benefit	2,646	791	116

Net income	$39,889	$28,065	$20,057

Condensed Statements of Cash Flows
Years Ended December 31, 2006, 2005 and 2004

	2006	2005	2004

Cash Flows from Operating Activities:
Net income	$39,889	$28,065	$20,057
Adjustments to reconcile net income to net cash used in operating activities:
Equity in net undistributed earnings of consolidated subsidiaries	(15,469)	(30,629)	(22,096)
Net accretion of securities discounts	—	(877)	—
Compensation cost on restricted stock	263	26	—
Stock-based compensation expense	99	—	—
(Increase) decrease in other assets	(633)	44	(92)
Increase in other liabilities	820	731	129
Other, net	845	—	—

Net cash provided by (used in) operating activities	25,814	(2,640)	(2,002)

Cash Flows from Investing Activities:
Purchases of securities available for sale	(8,000)	(57,118)	—
Proceeds from maturities of securities available for sale	57,989	—	—
Net cash paid in settlement of acquisition	(82,989)	—	(2,177)
Investment in subisidiaries	(28,500)	(30,000)	(25,446)

Net cash used in investing activities	(61,500)	(87,118)	(27,623)

Cash Flows from Financing Activities:
Proceeds from issuance of junior subordinated debt	20,000	—	—
Proceeds from exercise of stock options and stock warrants	2,733	2,028	571
Excess tax benefits on share-based payment arrangements	362	—	—
Cost of issuing stock in acquisition	(264)	—	—
Proceeds from stock issuance, net	9,057	85,063	14,955

Net cash provided by financing activities	31,888	87,091	15,526

Decrease in cash and cash equivalents	(3,798)	(2,667)	(14,099)
Cash and Cash Equivalents, beginning of year	4,518	7,185	21,284

Cash and Cash Equivalents, end of year	$720	$4,518	$7,185

Note 18. Segment Information
     The Company provides a full range of banking services, as well as trust and investment advisory services through its six consolidated subsidiaries. The company manages its business with a primary focus on each subsidiary. Thus, the Company has identified six operating segments. However, the trust and investment advisory segments do not meet the quantitative thresholds for disclosure and have therefore been included in the “other” column. Parent company information is also included in the other category because it represents an overhead function rather than an operating segment. The Company has not aggregated any operating segments.
     The Company reported three segments in the financial statements issued prior to December 31, 2006. In October 2006, the Company opened a new bank subsidiary, Alta Alliance Bank, which is located in Northern California. Although Alta Alliance Bank does not meet the quantitative thresholds for disclosure at December 31, 2006, this segment is reported because it is expected to meet the quantitative thresholds for disclosure in the future.
     The four reported segments derive a majority of their revenues from interest income and the chief operating decision maker relies primarily on net interest income to assess the performance of the segments and make decisions about resources to be allocated to the segments. The accounting policies of the reported segments are the same as those of the Company as described in Note 1. Transactions between segments consist primarily of borrowings and loan participations. Federal funds purchases and sales and other borrowed funds transactions result in profits that are eliminated for reporting consolidated results of operations. Loan participations are recorded at par value with no resulting gain or loss. The Company allocates centrally provided services to the operating segments based upon estimated usage of those services.
     The Company does not have a single external customer from which it derives 10 percent of more of its revenues.
     The following is a summary of selected operating segment information as of and for the years ended December 31, 2006, 2005 and 2004:

	Bank	Alliance Bank	Torrey Pines	Alta Alliance		Intersegment	Consolidated
	of Nevada	of Arizona	Bank	Bank	Other	Eliminations	Company

2006:
Assets	$2,904,117	$643,298	$581,640	$56,227	$21,526	$(37,204)	$4,169,604
Gross loans and deferred fees	2,094,454	506,710	414,390	7,668	—	(20,000)	3,003,222
Less: Allowance for loan losses	(23,188)	(5,732)	(4,550)	(81)	—	—	(33,551)

Net loans	2,071,266	500,978	409,840	7,587	—	(20,000)	2,969,671

Deposits	2,326,412	552,901	491,647	31,339	—	(1,876)	3,400,423
Stockholders’ equity	336,184	51,497	39,424	24,089	(42,615)	—	408,579

Number of branch locations	15	9	6	1	—	—	31
Full-time equivalent employees	472	135	110	9	59	—	785

Net interest income (loss)	$105,127	$24,615	$22,397	$226	$(3,577)	$—	$148,788
Provision for loan losses	3,134	340	1,105	81	—	—	4,660

Net interest income (loss) after provision for loan losses	101,993	24,275	21,292	145	(3,577)	—	144,128
Loss from sale of securities	(3,374)	(908)	(154)	—	—	—	(4,436)
Noninterest income	7,979	2,523	1,479	45	7,170	(1,326)	17,870
Noninterest expense	(50,867)	(19,128)	(15,005)	(1,859)	(10,793)	1,566	(96,086)

Income (loss) before income taxes	55,731	6,762	7,612	(1,669)	(7,200)	240	61,476
Income tax expense (benefit)	18,668	2,563	3,088	(659)	(2,073)	—	21,587

Net income (loss)	$37,063	$4,199	$4,524	$(1,010)	$(5,127)	$240	$39,889

	Bank	Alliance Bank	Torrey Pines		Intersegment	Consolidated
	of Nevada	of Arizona	Bank	Other	Eliminations	Company

2005:
Assets	$1,886,742	$519,961	$405,011	$79,388	$(33,831)	$2,857,271
Gross loans and deferred fees	1,083,599	404,644	305,094	—	—	1,793,337
Less: Allowance for loan losses	(12,291)	(5,456)	(3,445)	—	—	(21,192)

Net loans	1,071,308	399,188	301,649	—	—	1,772,145

Deposits	1,606,750	457,177	335,292	—	(5,407)	2,393,812
Stockholders’ equity	127,969	43,627	33,386	39,241	—	244,223

Number of branch locations	5	7	4	—	—	16
Full-time equivalent employees	299	122	77	39	—	537

Net interest income (loss)	$70,004	$18,878	$14,646	$(1,168)	$(18)	$102,342
Provision for loan losses	2,692	2,040	1,447	—	—	6,179

Net interest income (loss) after provision for loan losses	67,312	16,838	13,199	(1,168)	(18)	96,163
Gain from sale of securities	69	—	—	—	—	69
Noninterest income	5,266	1,359	738	5,804	(1,098)	12,069
Noninterest expense	(34,669)	(13,298)	(10,234)	(7,719)	1,056	(64,864)

Income (loss)before income taxes	37,978	4,899	3,703	(3,083)	(60)	43,437
Income tax expense (benefit)	12,636	1,874	1,497	(635)	—	15,372

Net income (loss)	$25,342	$3,025	$2,206	$(2,448)	$(60)	$28,065

	Bank	Alliance Bank	Torrey Pines		Intersegment	Consolidated
	of Nevada	of Arizona	Bank	Other	Eliminations	Company

2004:
Assets	$1,578,332	$332,805	$257,516	$24,793	$(16,597)	$2,176,849
Gross loans and deferred fees	790,312	234,141	164,082	—	—	1,188,535
Less: Allowance for loan losses	(9,857)	(3,416)	(1,998)	—	—	(15,271)

Net loans	780,455	230,725	162,084	—	—	1,173,264

Deposits	1,287,615	277,231	199,382	—	(8,192)	1,756,036
Stockholders’ equity	91,361	31,189	26,405	(15,384)	—	133,571

Number of branch locations	5	5	3	—	—	13
Full-time equivalent employees	260	79	56	29	—	424

Net interest income (loss)	$54,215	$10,225	$8,141	$(1,446)	$—	$71,135
Provision for loan losses	1,417	1,657	840	—	—	3,914

Net interest income (loss) after provision for loan losses	52,798	8,568	7,301	(1,446)	—	67,221
Gain from sale of securities	19	—	—	—	—	19
Noninterest income	4,832	774	604	2,953	(456)	8,707
Noninterest expense	(27,286)	(8,074)	(6,301)	(3,705)	437	(44,929)

Income (loss) before income taxes	30,363	1,268	1,604	(2,198)	(19)	31,018
Income tax expense (benefit)	10,033	422	584	(78)	—	10,961

Net income (loss)	$20,330	$846	$1,020	$(2,120)	$(19)	$20,057

Note 19. Quarterly Data (Unaudited)

	Years Ended December 31,
	2006				2005
	Fourth	Third	Second	First	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter
Interest and dividend income	$67,163	$64,344	$59,382	$42,196	$38,975	$35,700	$31,812	$28,423
Interest expense	26,588	25,068	19,839	12,802	10,360	8,369	7,430	6,409

Net interest income	40,575	39,276	39,543	29,394	28,615	27,331	24,382	22,014
Provision for loan losses	709	953	2,456	542	1,962	1,283	1,187	1,747

Net interest income, after provision for loan losses	39,866	38,323	37,087	28,852	26,653	26,048	23,195	20,267
Gain (loss) on sale of securities	(4,436)	—	—	—	—	69	—	—
Noninterest income	5,260	4,631	4,482	3,497	3,403	3,164	2,918	2,584
Noninterest expenses	(26,939)	(25,057)	(24,570)	(19,520)	(17,050)	(17,274)	(15,967)	(14,573)

Income before income taxes	13,751	17,897	16,999	12,829	13,006	12,007	10,146	8,278
Income tax expense	4,744	6,330	6,122	4,391	4,564	4,258	3,593	2,957

Net income	$9,007	$11,567	$10,877	$8,438	$8,442	$7,749	$6,553	$5,321

Earnings per share:
Basic	$0.34	$0.44	$0.41	$0.37	$0.37	$0.34	$0.35	$0.29

Diluted	$0.31	$0.40	$0.38	$0.33	$0.34	$0.31	$0.32	$0.27

Note 20. Employee Defalcation
     In July 2006, the Company identified evidence of an employee defalcation pertaining to certain accounts at a branch office of its Bank of Nevada subsidiary. The alleged defalcation primarily involved improper draws and payments on legitimate notes and the creation of fraudulent loans, resulting in fraudulent balances and the potential for legitimate loans with undetected credit problems. The Company understands the employee made payments on impaired credits to avoid scrutiny of other loans in the affected portfolio.
     For the year ended December 31, 2006, the total pretax impact of the defalcation was $450, including our insurance deductible of $350 and audit, legal and recovery costs. These amounts are net of insurance proceeds and cash restitution the Company has secured from the former employee.
Note 21. Stock Offerings
     On June 29, 2005, the Company’s registration statement on Form S-1 related to the initial public offering of shares of the Company’s common stock was declared effective. The Company signed an underwriting agreement on June 29, 2005, which was on a firm commitment basis, pursuant to which the underwriters agreed to purchase 3,750 shares of common stock. On July 1, 2005, the principal underwriter exercised the over-allotment to purchase an additional 450 shares of the Company’s common stock.
     The total price to the public for the shares offered and sold by the Company, including the over-allotment, was $92.4 million. The amount of expenses incurred by the Company in connection with the offering includes approximately $6.0 million of underwriting discounts and commission and offering expenses of approximately $1.3 million.
     On September 1, 2006, the Company issued 263 shares of common stock at a purchase price of $34.56 per share, and warrants to purchase 132 shares of common stock at $34.56, resulting in gross proceeds of $9,103. For every two full shares purchased by an investor in the offering, the investor received a warrant to purchase an additional share at the same purchase price. The foregoing were issued under circumstances that comply with the requirements of Section 4(2) under the Securities Act. The proceeds of the offering were used to partially capitalize Alta Alliance Bank.
Note 22. Subsequent Events
     On January 23, 2007, the Board of Directors approved and granted 157 nonqualified stock options and 168 shares of restricted stock to various employees. The options have an exercise price of $34.60, vest over four years at 25% per year, and expire in 7 years, and the shares of restricted stock generally vest 50% on the second anniversary of the grant date and 50% on the third anniversary of the grant date. We estimate the total tax deductible compensation expense we will incur in 2007 related to these stock options and shares of restricted stock is $2.0 million.

McGladrey & Pullen
Certified Public Accountants
Report of Independent Registered Public Accounting Firm
To the Board of Directors
Western Alliance Bancorporation
Las Vegas, Nevada
     We have audited the accompanying consolidated balance sheets of Western Alliance Bancorporation and subsidiaries (collectively referred to herein as the Company) as of December 31, 2006 and 2005 and the related consolidated statements of income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
     We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2006 and 2005 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.
     As described in Note 1 to the consolidated financial statements, effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123R, Share-Based Payment.
     We also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated February 28, 2007, expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of Western Alliance Bancorporation’s internal control over financial reporting.
/s/ McGLADREY & PULLEN, LLP
McGLADREY & PULLEN, LLP
Las Vegas, Nevada
February 28, 2007

INDEX TO EXHIBITS
2.1	Agreement and Plan of Merger By and Between Western Alliance Bancorporation and Intermountain First Bancorporation (incorporated by reference to Appendix A to Western Alliance’s Form S-4 filed with the SEC on February 15, 2006).

2.2	Agreement and Plan of Merger By and Between Western Alliance Bancorporation and Bank of Nevada (incorporated by reference to Exhibit 10.13 to Western Alliance’s Form S-4 filed with the SEC on February 15, 2006).

2.3	Agreement and Plan of Merger By and Between Western Alliance Bancorporation and First Independent Capital of Nevada (incorporated by reference to Appendix A to Western Alliance’s Form S-4 filed with the SEC on February 1, 2007).

3.1	Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to Amendment No. 1 to Western Alliance’s Registration Statement on Form S-1 filed with the SEC on June 7, 2005).

3.2	Amended and Restated By-Laws (incorporated by reference to Exhibit 3.1 to Western Alliance’s Form 8-K filed with the SEC on October 12, 2005).

4.1	Form of common stock certificate (incorporated by reference to Exhibit 4.1 to Amendment No. 3 to Western Alliance’s Registration Statement on Form S-1 filed with the SEC on June 27, 2005).

10.1	Western Alliance Bancorporation 2005 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to Amendment No. 1 to Western Alliance’s Registration Statement on Form S-1 filed with the SEC on June 7, 2005).

10.2	Form of BankWest of Nevada Incentive Stock Option Plan Agreement (incorporated by reference to Exhibit 10.3 to Western Alliance’s Registration Statement on Form S-1 filed with the SEC on April 28, 2005).

10.3	Form of Western Alliance Incentive Stock Option Plan Agreement (incorporated by reference to Exhibit 10.4 to Western Alliance’s Registration Statement on Form S-1 filed with the SEC on April 28, 2005).

10.4	Form of Western Alliance 2002 Stock Option Plan Agreement (incorporated by reference to Exhibit 10.5 to Western Alliance’s Registration Statement on Form S-1 filed with the SEC on April 28, 2005).

10.5	Form of Western Alliance 2002 Stock Option Plan Agreement (with double trigger acceleration clause) (incorporated by reference to Exhibit 10.6 to Western Alliance’s Registration Statement on Form S-1 filed with the SEC on April 28, 2005).

10.6	Form of Indemnification Agreement by and between Western Alliance Bancorporation and the following directors and officers: Messrs. Baker, Beach, Boyd, Cady, Froeschle, Gibbons, Hilton, Lundy, Mack, A. Marshall, T. Marshall, Nigro, Sarver, Snyder, Wall and Woodrum, Drs. Nagy and Nave, and Mses. Boyd Johnson and Mahan (incorporated by reference to Exhibit 10.7 to Western Alliance’s Registration Statement on Form S-1 filed with the SEC on April 28, 2005).

10.7	Form of Non-Competition Agreement by and between Western Alliance Bancorporation and the following directors and officers: Messrs. Froeschle, Sarver, Lundy, Snyder and Woodrum (incorporated by reference to Exhibit 10.8 to Western Alliance’s Registration Statement on Form S-1 filed with the SEC on April 28, 2005).

10.8	Form of Warrant to purchase shares of Western Alliance Bancorporation common stock, dated December 12, 2002, together with a schedule of warrantholders (incorporated by reference to Exhibit 10.9 to Western Alliance’s Registration Statement on Form S-1 filed with the SEC on April 28, 2005).

10.9	Real Estate Purchase Agreement between GRS Sahara Ave. Corp. and BankWest of Nevada (incorporated by reference to Exhibit 10.1 to Western Alliance’s Form 8-K filed with the SEC on September 26, 2005).

21.1	List of Subsidiaries of Western Alliance Bancorporation

23.1	Consent of McGladrey & Pullen, LLP.

31.1	CEO Certification Pursuant Rule 13a-14(a)/15d-a4(a)

31.2	CFO Certification Pursuant Rule 13a-14(a)/15d-14(a)

32	CEO and CFO Certification Pursuant 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes — Oxley Act of 2002
     Shareholders may obtain copies of exhibits by writing to: Dale Gibbons, Western Alliance Bancorporation, 2700 West Sahara Avenue, Las Vegas, Nevada 89102.