Form 10-Q
period 2007-03-31
WESTERN ALLIANCE BANCORPORATION
filed 2007-05-10
CIK 1212545

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended March 31, 2007 or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Transition period from                      to
Commission File Number: 333-124406

WESTERN ALLIANCE BANCORPORATION
(Exact Name of Registrant as Specified in Its Charter)

Nevada	88-0365922
(State or Other Jurisdiction	(I.R.S. Employer I.D. Number)
of Incorporation or Organization)
2700 W. Sahara Avenue, Las Vegas, NV	89102
(Address of Principal Executive Offices)	(Zip Code)

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
Common Stock Issued and Outstanding: 30,413,953 shares as of April 30, 2007.

Part I. Financial Information
ITEM I. FINANCIAL STATEMENTS
Western Alliance Bancorporation and Subsidiaries
Consolidated Balance Sheets
March 31, 2007 and December 31, 2006
(Unaudited)

	March 31,	December 31,
($ in thousands, except per share amounts)	2007	2006

Assets
Cash and due from banks	$129,655	$143,721
Federal funds sold	166,802	121,159

Cash and cash equivalents	296,457	264,880

Securities held to maturity (approximate fair value $8,067 and $95,404, respectively)	7,908	97,495
Securities available for sale	337,098	444,826
Securities measured at fair value	285,860	—

Gross loans, including net deferred loan fees	3,336,037	3,003,222
Less: Allowance for loan losses	(37,519)	(33,551)

Loans, net	3,298,518	2,969,671

Premises and equipment, net	125,570	99,859
Bank owned life insurance	85,226	82,058
Investment in restricted stock	16,845	18,483
Accrued interest receivable	19,107	17,425
Deferred tax assets, net	2,683	8,000
Goodwill	203,340	132,188
Other intangible assets, net of accumulated amortization of $1,812 and $1,457, respectively	34,069	16,042
Other assets	14,963	18,677

Total assets	$4,727,644	$4,169,604

Liabilities and Stockholders’ Equity
Liabilities
Non-interest bearing demand deposits	$1,242,979	$1,154,245
Interest bearing deposits:
Demand	268,697	246,318
Savings and money market	1,648,106	1,407,916
Time, $100 and over	610,779	524,935
Other time	78,584	67,009

	3,849,145	3,400,423
Customer repurchase agreements	175,951	170,656
Federal Home Loan Bank advances and other borrowings
One year or less	28,000	11,000
Over one year	28,682	58,011
Junior subordinated debt (2007 measured at fair value)	70,385	61,857
Subordinated debt	40,000	40,000
Accrued interest payable and other liabilities	24,236	19,078

Total liabilities	4,216,399	3,761,025

Commitments and Contingencies (Note 6)

Stockholders’ Equity
Preferred stock, par value $.0001; shares authorized 20,000,000; no shares issued and outstanding 2007 and 2006	—	—
Common stock, par value $.0001; shares authorized 100,000,000; shares issued and outstanding 2007: 29,962,618; 2006: 27,084,626	3	3
Additional paid-in capital	381,271	287,553
Retained earnings	130,814	126,170
Accumulated other comprehensive loss — net unrealized loss on available for sale securities	(843)	(5,147)

Total stockholders’ equity	511,245	408,579

Total liabilities and stockholders’ equity	$4,727,644	$4,169,604

See Notes to Unaudited Consolidated Financial Statements.

Western Alliance Bancorporation and Subsidiaries
Consolidated Statements of Income
Three Months Ended March 31, 2007 and 2006
(Unaudited)

($ in thousands, except per share amounts)	2007	2006

Interest income on:
Loans, including fees	$59,020	$34,754
Securities — taxable	6,895	6,527
Securities — nontaxable	58	463
Dividends — taxable	420	169
Dividends — nontaxable	387	—
Federal funds sold and other	533	283

Total interest income	67,313	42,196

Interest expense on:
Deposits	21,873	9,924
Short-term borrowings	2,389	1,698
Long-term borrowings	516	613
Junior subordinated debt and subordinated debt	1,679	567

Total interest expense	26,457	12,802

Net interest income	40,856	29,394
Provision for loan losses	441	542

Net interest income after provision for loan losses	40,415	28,852

Non-interest income:
Trust and investment advisory services	2,105	1,576
Service charges	1,069	669
Income from bank owned life insurance	928	612
Other	1,488	640

Non-interest income, excluding securities and fair value gains (losses)	5,590	3,497

Investment securities gains, net	284	—
Unrealized gain/loss on assets and liabilities measured at fair value, net	(13)	—

Non-interest income	5,861	3,497

Other expense:
Salaries and employee benefits	17,033	11,577
Occupancy	4,239	2,450
Advertising and other business development	1,462	1,039
Customer service	1,323	1,249
Legal, professional and director fees	1,044	645
Audits and exams	531	406
Supplies	509	285
Data processing	435	346
Correspondent and wire transfer costs	418	401
Telephone	340	206
Insurance	298	226
Travel and automobile	287	143
Intangible amortization	257	56
Other	745	491

	28,921	19,520

Income before income taxes	17,355	12,829

Income tax expense	5,952	4,391

Net income	$11,403	$8,438

Comprehensive income	$11,897	$7,879

Earnings per share:
Basic	$0.42	$0.37

Diluted	$0.39	$0.33

See Notes to Unaudited Consolidated Financial Statements.

Western Alliance Bancorporation and Subsidiaries
Consolidated Statements of Cash Flows
Three Months Ended March 31, 2007 and 2006
(Unaudited)
($ in thousands)

	2007	2006

Cash Flows from Operating Activities:
Net income	$11,403	$8,438
Adjustments to reconcile net income to net cash provided by operating activities:
Decrease in other assets	6,545	3,019
Other, net	1,313	2,215

Net cash provided by operating activities	19,261	13,672

Cash Flows from Investing Activities:
Proceeds from maturities of securities	17,610	141,495
Purchases of securities	(52,706)	(20,000)
Proceeds from the sale of securities	8,764	—
Net cash received in settlement of acquisition	46,793	50,938
Net increase in loans made to customers	(40,197)	(153,168)
Purchase of premises and equipment	(11,889)	(7,315)
Proceeds from sale of premises and equipment	2,628	—
Other, net	938	(384)

Net cash provided by (used in) investing activities	(28,059)	11,566

Cash Flows from Financing Activities:
Net increase in deposits	46,460	141,624
Net proceeds from (repayments on) borrowings	(7,103)	21,280
Proceeds from exercise of stock options and stock warrants	1,018	763
Other, net	—	45

Net cash provided by financing activities	40,375	163,712

Increase in cash and cash equivalents	31,577	188,950
Cash and Cash Equivalents, beginning of period	264,880	174,336

Cash and Cash Equivalents, end of period	$296,457	$363,286

Supplemental Disclosure of Cash Flow Information
Cash payments for interest	$26,590	$13,180
Cash payments for income taxes	$—	$195
Supplemental Disclosure of Noncash Investing and Financing Activities
Stock issued in connection with acquisition	$91,304	$99,680
See Notes to Unaudited Consolidated Financial Statements.

Note 1. Nature of Business and Summary of Significant Accounting Policies
(Dollars in thousands, except per share amounts)
Nature of business
Western Alliance Bancorporation is a bank holding company providing a full range of banking services to commercial and consumer customers through its wholly owned subsidiaries Bank of Nevada and First Independent Bank of Nevada, operating in Nevada, Alliance Bank of Arizona, operating in Arizona, Torrey Pines Bank and Alta Alliance Bank, operating in California, Miller/Russell & Associates, Inc., operating in Nevada, Arizona and Southern California, and Premier Trust, Inc., operating in Nevada and Arizona. These entities are collectively referred to herein as the Company. First Independent Bank was acquired on March 31, 2007. The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America and general industry practices.
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
Principles of consolidation
The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Bank of Nevada, First Independent Bank of Nevada, Alliance Bank of Arizona, Torrey Pines Bank, Alta Alliance Bank (collectively referred to herein as the Banks), Miller/Russell & Associates, Inc., and Premier Trust, Inc. All significant intercompany balances and transactions have been eliminated in consolidation.
Interim financial information
The accompanying unaudited consolidated financial statements as of March 31, 2007 and 2006 have been prepared in condensed format, and therefore do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These statements have been prepared on a basis that is substantially consistent with the accounting principles applied to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2006.
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
Condensed financial information as of December 31, 2006 has been presented next to the interim consolidated balance sheet for informational purposes.

Note 1. Nature of Business and Summary of Significant Accounting Policies (continued)
Recent Accounting Pronouncements
In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement 109 (FIN 48), which clarifies the accounting for uncertainty in tax positions. This Interpretation provides that the tax effects from an uncertain tax position can be recognized in our financial statements only if the position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. For further discussion of the impact of FIN 48, please refer to Note 8 of these financial statements.
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
Note 2. Fair Value Accounting
The Company elected early adoption of SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities, effective January 1, 2007. Instruments for which the fair value option (FVO) was adopted and the reasons therefore are as follows:
•	Junior subordinated debt

•	All investment securities previously classified as held-to-maturity, with the exception of tax-advantaged municipal bonds

•	All fixed-rate securities previously classified as available-for-sale
The junior subordinated debt, with a balance of $61.9 million at January 1, 2007, (before the application of SFAS 159) is a primary source of funding for the Company’s held-to-maturity portfolio, which excluding tax-advantaged municipal obligations had an amortized cost of $90.5 million at the same date. The held-to-maturity portfolio consists primarily of fixed rate and hybrid adjustable rate mortgage-backed securities and collateralized mortgage obligations. The junior subordinated debt includes $20.0 million which carries a fixed rate through June 2011, with the remaining balances carrying rates which re-set at least semi-annually. This represents a natural hedge on the Company’s balance sheet, with changes in fair value of the fixed rate securities and fixed rate junior subordinated debt moving inversely from one another as market rates move up and down. The early adoption of SFAS 159 on these instruments will more accurately reflect this hedge in the Company’s consolidated financial statements. The FVO was not elected for tax-advantaged securities since the tax benefit is based upon the contractual rate paid on the security at time of purchase and does not include changes in fair value or accretion or amortization of discounts or premiums resulting from revaluation. The carrying value of these tax-advantaged securities was $7.9 million at March 31, 2007.
Fixed-rate available-for-sale securities had an amortized cost of $215.6 million and an aggregate net unrealized loss of $5.9 million at January 1, 2007. These securities represent some of the most volatile on the Company’s balance sheet with long durations and low coupon rates relative to the market. While initially these investments were funded with relatively long duration non-interest bearing and administered rate money market deposits, as the liability structure of the company has shortened they are now preponderantly funded with overnight Federal Home Loan Bank borrowings, customer repurchase agreements and CDs. All of these sources of funding have pricing which moves with the market, and thus

Note 2. Fair Value Accounting (continued)
there is not an effective match for the fixed rate securities on the liability side of the balance sheet. This causes much volatility in reported earnings as interest rates move and the net interest margin contracts and expands. The Company’s ability to hedge the market-value risk on the securities was historically limited by the complexities of accounting for derivative financial instruments. The adoption of SFAS 159 on these securities will provide more transparency in the consolidated financial statements as users will be more able to ascertain changes in the Company’s net income caused by changes in market interest rates. The FVO was not elected for variable-rate available-for-sale securities since the liability funding match is more closely aligned with these shorter duration assets.
The following table provides the impact of adoption on the Company’s balance sheet as January 1, 2007 (in thousands):

	Carrying		Carrying
	Value	Cumulative	Value
	Prior to	Effect	After
Description	Adoption	Adjustment	Adoption

Securities previously reported as held to maturity	$97,495	$(2,267)	$95,228
Securities previously reported as available for sale	444,826	(5,861)	444,826
Junior subordinated debt	(61,857)	(2,270)	(64,127)

Gross cumulative effect adjustment		(10,398)
Less reclassification from other comprehensive income		5,861

Pre-tax cumulative effect adjustment		(4,537)
Effect on net deferred tax asset		1,588

Cumulative effect adjustment, net		$(2,949)

All securities for which the fair value measurement option has been elected are included in a separate line item on the balance sheet entitled “securities measured at fair value.”
For the three months ended March 31, 2007, gains and losses from fair value changes included in the Consolidated Statement of Income were as follows (in thousands):

Changes in Fair Values for the Three-Month Period
Ended March 31, 2007 for Items Measured at Fair
Value Pursuant to Election of the Fair Value Option
Total
	Unrealized			Changes in
	gain/(loss) on		Interest	Fair Values
	assets and		Expense on	Included in
	liabilities	Interest	Junior	Current-
	measured at	Income on	Subordinated	Period
Description	Fair Value, net	Securities	Debt	Earnings
Securities measured at fair value	$(13)	$476	$—	$463
Junior Subordinated Debt	—	—	201	201

Note 2. Fair Value Accounting (continued)
The difference between the aggregate fair value of $70.4 million and the aggregate unpaid principal balance of $69.1 million of junior subordinated debt was $1.3 million at March 31, 2007.
Interest income on securities measured at fair value are accounted for similarly to those classified as available for sale and held to maturity. As of January 1, 2007, a discount or premium was calculated for each security based upon the difference between the par value and the fair value at that date. These premiums and discounts will generally be recognized in interest income over the term of the securities. For mortgage-backed securities, estimates of prepayments are considered in the constant yield calculations. Interest expense on junior subordinated debt is also determined under a constant yield calculation. As of January 1, 2007, a premium was recorded for certain junior subordinated debt offerings. These premiums are being amortized over the expected lives of the offerings.
Concurrent with the adoption of SFAS 159, the Company adopted SFAS 157, Fair Value Measurements, effective January 1, 2007. SFAS 159 requires early adoption of SFAS 157 if the company chooses to early adopt SFAS 159. SFAS 157 provides a definition of fair value and provides a framework for calculating fair value.
The Company measures certain assets and liabilities at fair value on a recurring basis, including securities available for sale, securities measured at market value and junior subordinated debt. The fair value of these assets and liabilities were determined using the following inputs at March 31, 2007:

		Fair Value Measurements at Reporting Date Using:
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
Description	March 31, 2007	(Level 1)	(Level 2)	(Level 3)

ASSETS
Securities available for sale	$337,098	$—	$337,098	$—
Securities measured at fair value	285,860	—	285,860	—

Total	$622,958	$—	$622,958	$—

LIABILITIES
Junior subordinated debt	$70,385	$—	$70,385	$—

To value securities available for sale and securities measured at fair value the Company utilizes matrix pricing, which is a mathematical technique widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities, but rather by relying on the securities’ relationship to other benchmark quoted securities.
Junior subordinated debt is valued by comparing interest rates and spreads to benchmark indices offered to institutions with similar credit profiles to our own and discounting the cash flows on our offerings using these market rates.
Note 3. Merger and Acquisition Activity
Effective March 31, 2007, the Company acquired 100% of the outstanding common stock of First Independent Capital of Nevada (FICN), headquartered in Reno, Nevada. FICN is the parent company of First Independent Bank of Nevada (FIB). The tax-free merger was accomplished according to the Agreement and Plan of Merger (the Merger Agreement), dated December 19, 2006. At the date of

Note 3. Merger and Acquisition Activity (continued)
acquisition, FIB became a wholly-owned subsidiary of the Company. As the merger closed on March 30, 2007, FIB’s results for the three months ended March 31, 2007 were not included with the Company’s results of operations. The merger increases the Company’s presence in Northern Nevada.
Total assets, loans and deposits acquired in this merger were $530.7 million, $292.8 million and $402.9 million, respectively and are included in the Company’s consolidated balance sheet as of March 31, 2007. We also added four full service offices in Northern Nevada through this merger.
As provided by the Merger Agreement and based on valuation amounts determined as of the merger date, approximately 1.12 million shares of FICN common stock were exchanged for approximately $21.9 million in cash and approximately 2.5 million shares of the Company’s common stock at a calculated exchange ratio of 2.84412. The exchange of shares represented approximately 8% of the Company’s outstanding common stock as of the merger date. As part of the acquisition, 389,000 replacement options with a grant date fair value of $10.1 million were issued to FICN shareholders. As part of the merger agreement, $2.0 million of contingent consideration may be paid pro rata to the FICN shareholders at any time prior to the two-year anniversary of the merger date, depending on the performance of certain loans segregated in the FICN portfolio.
The merger was accounted for under the purchase method of accounting in accordance with SFAS No. 141, Business Combinations. Accordingly, the purchase price was allocated to the assets acquired and the liabilities assumed based on their estimated fair values at the merger date. Appropriate amounts and adjustments shown were recorded by FIB and included in the FIB reporting segment. Certain amounts, including goodwill, are subject to change when the determination of the asset and liability values is finalized within one year from the merger date. Valuations of certain assets and liabilities of FIB will be performed with the assistance of independent valuation consultants. None of the resulting goodwill is expected to be deductible for tax purposes.
Note 4. Earnings Per Share
Diluted earnings per share is based on the weighted average outstanding common shares during each period, including common stock equivalents. Basic earnings per share is based on the weighted average outstanding common shares during the period.
Basic and diluted earnings per share, based on the weighted average outstanding shares, are summarized as follows:

	Three Months Ended
	March 31,
	2007	2006
	(in thousands, except per share
	amounts)
Basic:
Net income applicable to common stock	$11,403	$8,438
Average common shares outstanding	26,950	22,999

Earnings per share	$0.42	$0.37

Diluted:
Net income applicable to common stock	$11,403	$8,438

Average common shares outstanding	26,950	22,999
Stock option adjustment	1,134	1,310
Restricted stock adjustment	104	—
Stock warrant adjustment	993	1,046

Average common equivalent shares outstanding	29,181	25,355

Earnings per share	$0.39	$0.33

Note 5. Loans
The components of the Company’s loan portfolio as of March 31, 2007 and December 31, 2006 are as follows (in thousands):

	March 31,	December 31,
	2007	2006

Construction and land development	$757,498	$715,546
Commercial real estate	1,419,477	1,232,260
Residential real estate	403,798	384,082
Commercial and industrial	722,574	645,469
Consumer	38,218	29,561
Less: net deferred loan fees	(5,528)	(3,696)

	3,336,037	3,003,222

Less:
Allowance for loan losses	(37,519)	(33,551)

	$3,298,518	$2,969,671

Changes in the allowance for loan losses for the three months ended March 31, 2007 and 2006 are as follows (in thousands):

	Three Months Ended
	March 31,
	2007	2006

Balance, beginning	$33,551	$21,192
Acquisitions	3,706	5,877
Provision charged to operating expense	441	542
Recoveries of amounts charged off	79	163
Less amounts charged off	(258)	(85)

Balance, ending	$37,519	$27,689

At March 31, 2007, total impaired and non-accrual loans were $2.6 million, compared with $2.3 million at December 31, 2006. Loans past due 90 days or more and still accruing were $2.5 million at March 31, 2007 and $794,000 at December 31, 2006.
Note 6. Contingencies
Contingencies
In the normal course of business, the Company is involved in various legal proceedings. In the opinion of management, any liability resulting from such proceedings would not have a material adverse effect on the consolidated financial statements.

Note 6. Contingencies (continued)
Financial Instruments with Off-balance Sheet Risk
A summary of the contract amount of the Company’s exposure to off-balance sheet risk is as follows:

	March 31,	December 31,
	2007	2006
	(in thousands)
Commitments to extend credit, including unsecured loan commitments of $266,238 in 2007 and $194,586 in 2006	$1,197,628	$1,083,854
Credit card commitments and guarantees	18,630	16,233
Standby letters of credit, including unsecured letters of credit of $19,823 in 2007 and $5,127 in 2006	58,562	61,157

	$1,274,820	$1,161,244

Note 7. Stock-based Compensation
For the three months ended March 31, 2007, 157,000 stock options with a weighted average exercise price of $34.80 per share were granted to certain key employees. The Company estimates the value of each option award on the date of grant using a Black-Scholes valuation model. The weighted average grant date fair value of these options was $11.43 per option. These stock options generally have a vesting period of four years and a life of seven years.
As of March 31, 2007, there were 2.6 million options outstanding, compared with 2.3 million at March 31, 2006. Related to the acquisition of FICN, 389,000 replacement options with a weighted average exercise price of $20.28 were issued. These replacement options had a total fair value of $10.1 million, were fully vested as of the grant date, and were included in the purchase price.
For the three months ended March 31, 2007 and March 31, 2006 the company recognized stock-based compensation expense related to options of $355,000 and $99,000 respectively.
For the three months ended March 31, 2007, 181,625 shares of restricted stock were also issued with a weighted average grant date fair value of $34.45 per share. The Company estimates the compensation cost for restricted stock grants based upon the grant date fair value. Generally, these restricted stock grants have a 3-year vesting period.
There were 399,000 and 134,000 restricted shares outstanding at March 31, 2007 and 2006, respectively. For the three months ended March 31, 2007 and March 31, 2006 the Company recognized stock-based compensation of $915,000 and $214,000 related to the Company’s restricted stock plan.
Note 8. Income Taxes
The Company files income tax returns in the U.S. federal jurisdiction and in various states. The Company is no longer subject to U.S. federal, state or local tax examinations by tax authorities for years before 2003. The Company has not undergone any recent examinations by the Internal Revenue Service.
The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, on January 1, 2007. Management believes that the Company has appropriate support for the income tax positions taken and to be taken on its tax returns and that its accruals for tax liabilities are adequate for all open years on an assessment of many factors including past experience and interpretations of tax law applied to the facts of each matter.
The Company would recognize interest accrued related to unrecognized tax benefits in tax expense. The Company has not recognized or accrued any interest or penalties for the periods ended March 31, 2007 and 2006.

Note 9. Segment Information
The following is a summary of selected operating segment information as of and for the periods ended March 31, 2007 and 2006:

	Bank	Alliance Bank	Torrey Pines	Alta Alliance	First Independent		Intersegment	Consolidated
(in thousands)	of Nevada	of Arizona	Bank	Bank	Bank	Other	Eliminations	Company

At March 31, 2007:
Assets	$2,913,926	$706,779	$616,526	$63,905	$530,670	$24,425	$(128,587)	$4,727,644
Gross loans and deferred fees	2,122,463	503,777	424,735	12,265	292,797	—	(20,000)	3,336,037
Less: Allowance for loan losses	(23,296)	(5,732)	(4,672)	(113)	(3,706)	—	—	(37,519)

Net loans	2,099,167	498,045	420,063	12,152	289,091	—	(20,000)	3,298,518

Deposits	2,274,568	618,822	519,382	41,131	402,865	—	(7,623)	3,849,145
Stockholders’ equity	347,210	52,859	40,609	23,681	122,748	(75,862)	—	511,245

Number of branches	15	10	6	2	4	—	—	37
Number of full-time employees	538	134	111	30	95	51	—	959

Three Months Ended March 31, 2007:
Net interest income	$28,966	$6,694	$5,856	$379	$—	$(1,039)	$—	$40,856
Provision for loan losses	287	—	121	33	—	—		441

Net interest income after provision for loan losses	28,679	6,694	5,735	346	—	(1,039)	—	40,415
Noninterest income	2,922	531	448	82	—	2,353	(475)	5,861
Noninterest expense	(15,053)	(5,399)	(4,324)	(1,323)	—	(3,297)	475	(28,921)

Income before income taxes	16,548	1,826	1,859	(895)	—	(1,983)	—	17,355
Income tax expense	5,510	711	727	(358)	—	(638)	—	5,952

Net income	$11,038	$1,115	$1,132	$(537)	$—	$(1,345)	$—	$11,403

	Bank of	Alliance Bank	Torrey Pines		Intersegment	Consolidated
(in thousands)	Nevada	of Arizona	Bank	Other	Eliminations	Company

At March 31, 2006:
Assets	$2,567,971	$564,988	$438,171	$68,801	$(59,786)	$3,580,145
Gross loans and deferred fees	1,559,218	447,021	347,928	—	—	2,354,167
Less: Allowance for loan losses	(18,032)	(5,990)	(3,667)	—	—	(27,689)

Net loans	1,541,186	441,031	344,261	—	—	2,326,478

Deposits	2,121,150	509,522	328,049	—	(1,307)	2,957,414
Stockholders’ equity	256,951	46,940	35,428	17,019	—	356,338
Three Months Ended March 31, 2006:
Net interest income	$18,693	$5,795	$4,978	$(72)	$—	$29,394
Provision for loan losses	(214)	534	222	—	—	542

Net interest income after provision for loan losses	18,907	5,261	4,756	(72)	—	28,852
Noninterest income	1,616	366	267	1,582	(334)	3,497
Noninterest expense	(10,026)	(4,386)	(3,186)	(2,256)	334	(19,520)

Income before income taxes	10,497	1,241	1,837	(746)	—	12,829
Income tax expense	3,461	477	746	(293)	—	4,391

Net income	$7,036	$764	$1,091	$(453)	$—	$8,438

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 and our unaudited consolidated financial statements and related footnotes in the Quarterly Report on Form 10-Q. Unless the context requires otherwise, the terms “Company”, “us”, “we”, and “our” refer to Western Alliance Bancorporation on a consolidated basis.
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
Overview
During the first quarter of 2007, we remained focused on increasing our earnings through growth of our interest earning assets funded with low-cost deposits. We continue to explore and invest in new and expanded business lines and products, including cash management services, credit cards, wealth management and equipment leasing. Organic loan growth for the quarter ended March 31, 2007 was $40.0 million, or 1.3%, as compared to $153.2 million, or 8.5% for the same period in 2006. Gross loans acquired in the FICN merger were $292.8 million. Organic deposit growth was $45.9 million, or 1.3%, for the three months ended March 31, 2007, compared to $141.5 million, or 5.9% for the same period in 2006. Total deposits acquired in the FICN merger were $402.9 million. We reported net income of $11.4 million, or $0.39 per diluted share, for the quarter ended March 31, 2007, as compared to $8.4 million, or $0.33 per diluted share, for the same period in 2006. The increase in earnings is primarily due to higher net interest income, due primarily to an increase in loans and the increase in interest rates. The provision for loan losses decreased $0.1 million from the three months ended March 31, 2006 to the same period in 2007, due to the lower loan growth. Non-interest income for the quarter ended March 31, 2007 increased 59.9% from the same period in the prior year, due to increases in trust and investment advisory fees, service charges and income from bank owned life insurance, as well as gain realized on the sale of a branch location. Non-interest expense for the quarter ended March 31, 2007 increased 48.2% from the same period in 2006, due primarily to increases in costs as a result of our continuing organic growth and acquisition activity.
SFAS 159 and 157 were adopted by the Company on January 31, 2007. A detailed explanation of the adoptions is included in Note 2 of the financial statements.
Selected financial highlights are presented in the table below.

Western Alliance Bancorporation and Subsidiaries
Summary Consolidated Financial Data
Unaudited

	At or for the three months
	ended March 31,
	2007	2006	Change %

Selected Balance Sheet Data:
($ in millions)
Total assets	$4,727.6	$3,580.1	32.1%
Gross loans, including net deferred fees	3,336.0	2,354.2	41.7
Securities	630.9	624.9	1.0
Federal funds sold and other	166.8	221.6	(24.7)
Deposits	3,849.1	2,957.4	30.2
Borrowings	56.7	108.6	(47.8)
Junior subordinated debt	110.4	41.2	168.0
Stockholders’ equity	511.2	356.3	43.5

Selected Income Statement Data:
($ in thousands)
Interest income	$67,313	$42,196	59.5%
Interest expense	26,457	12,802	106.7

Net interest income	40,856	29,394	39.0
Provision for loan losses	441	542	(18.6)
Net interest income after provision for loan losses	40,415	28,852	40.1

Net gain from sale of securities and fair value losses	271	—	100.0
Non-interest income, excluding gains/losses on securities	5,590	3,497	59.9
Non-interest expense	28,921	19,520	48.2

Income before income taxes	17,355	12,829	35.3
Income tax expense	5,952	4,391	35.5

Net Income	$11,403	$8,438	35.1

Memo: Intangible asset amortization expense, net of tax	$257	$56	358.9

Common Share Data:

Diluted net income per share	$0.39	$0.33	18.2%
Book value per share	17.06	13.51	26.3
Tangible book value per share (2)	9.49	10.03	(5.4)
Average shares outstanding (in thousands):
Basic	26,950	22,999	17.2
Diluted	29,181	25,355	15.1
Common shares outstanding	29,963	26,365	13.6

Selected Performance Ratios:
Return on average assets (1)	1.13%	1.19%	(5.0)%
Return on average tangible assets (1)	1.16	1.19	(2.5)
Return on average stockholders’ equity (1)	11.17	13.75	(18.8)
Return on average tangible stockholders’ equity (1)	17.11	13.84	23.6
Net interest margin (1)	4.58	4.53	1.1
Net interest spread	3.40	3.50	(2.9)
Efficiency ratio — tax equivalent basis	61.96	58.99	5.0
Loan to deposit ratio	86.67	79.60	8.9

Capital Ratios:
Tangible Common Equity	6.3%	7.6%	(17.1)%
Tier 1 Leverage ratio	9.2	11.5	(20.3)
Tier 1 Risk Based Capital	8.9	11.4	(22.4)
Total Risk Based Capital	10.8	12.5	(13.6)

Asset Quality Ratios:
Net charge-offs to average loans outstanding (1)	0.02%	(0.02)%	(200.0)%
Non-accrual loans to gross loans	0.05	0.00	100.0
Non-accrual loans to total assets	0.04	0.00	100.0
Loans past due 90 days and still accruing to total loans	0.08	0.00	100.0
Allowance for loan losses to gross loans	1.12	1.18	(5.1)
Allowance for loan losses to non-accrual loans	2113.75%	95479.31%	(97.8)

(1)	Annualized for the three-month periods ended March 31, 2007 and 2006.

(2)	Represents book value per share net of goodwill and other intangible assets decreased by the related deferred tax liability.
Primary Factors in Evaluating Financial Condition and Results of Operations
As a bank holding company, we focus on several factors in evaluating our financial condition and results of operations, including:
•	Return on Average Equity (ROE) and Return on Tangible Average Equity (ROTE);

•	Return on Average Assets (ROA) and Return on Average Tangible Assets (ROTA);

•	Asset Quality;

•	Asset and Deposit Growth; and

•	Operating Efficiency.
Return on Average Equity. Our net income for the three months ended March 31, 2007 increased 35.1% to $11.4 million compared to $8.4 million for the three months ended March 31, 2006. The increase in net income was due primarily to an increase in interest income of $25.1 million and an increase in non-interest income of $2.1 million, offset by an increase of $13.7 million in interest expense and a $9.4 million increase in non-interest expense. Basic earnings per share increased to $0.42 per share for the three months ended March 31, 2007 compared to $0.37 per share for the same period in 2006. Diluted earnings per share was $0.39 per share for the three month period ended March 31, 2007, compared to $0.33 per share for the same period in 2006. The increase in net income offset by the increase in equity resulted in an ROE of 11.17% for the three months ended March 31, 2007 compared to 13.75% for the three months ended March 31, 2006. ROTE increased 23.6% to 17.11%.
Return on Average Assets. Our ROA for the three months ended March 31, 2007 decreased to 1.13% compared to 1.19% for the same period in 2006. The decrease in ROA are primarily due to the increases in intangible assets as a result of merger and acquisition activity. ROTA decreased to 1.16% from 1.19% for the same period in 2006.
Asset Quality. For all banks and bank holding companies, asset quality plays a significant role in the overall financial condition of the institution and results of operations. We measure asset quality in terms of non-accrual and restructured loans and assets as a percentage of gross loans and assets, and net charge-offs as a percentage of average loans. Net charge-offs are calculated as the difference between charged-off loans and recovery payments received on previously charged-off loans. As of March 31, 2007, impaired and non-accrual loans were $2.6 million compared to $2.3 million at March 31, 2006. Non-accrual loans as a percentage of gross loans as of March 31, 2007 were 0.05% compared to less than 0.01% as of March 31, 2006. For the three months ended March 31, 2007 and March 31, 2006, net charge-offs/(recoveries) as a percentage of average loans were 0.02% and (0.02)%, respectively.
Asset Growth. The ability to produce loans and generate deposits is fundamental to our asset growth. Our assets and liabilities are comprised primarily of loans and deposits, respectively.

Total assets increased 32.1% to $4.7 billion as of March 31, 2007 from $3.6 billion as of March 31, 2006. Gross loans grew 41.7% (20.7% organically) to $3.3 billion as of March 31, 2007 from $2.4 billion as of March 31, 2006. Total deposits increased 30.2% (9.8% organically) to $3.8 billion as of March 31, 2007 from $3.0 billion as of March 31, 2006.
Operating Efficiency. Operating efficiency is measured in terms of how efficiently income before income taxes is generated as a percentage of revenue. Our tax-equivalent efficiency ratio (non-interest expenses divided by the sum of net interest income and non interest income, tax adjusted) was 62.0% for the three months ended March 31, 2007, compared to 59.0% for the same period in 2006.
Critical Accounting Policies
The Notes to Audited Consolidated Financial Statements for the year ended December 31, 2006 contain a summary of our significant accounting policies, including discussions on recently issued accounting pronouncements, our adoption of them and the related impact of their adoption. We believe that certain of these policies, along with various estimates that we are required to make in recording our financial transactions, are important to have a complete picture of our financial position. In addition, these estimates require us to make complex and subjective judgments, many of which include matters with a high degree of uncertainty. The following is a discussion of these critical accounting policies and significant estimates. In addition to the information about these policies that can be found in Note 1 of the Audited Consolidated Financial Statements filed with the Company’s Annual Report on Form 10-K, the following should be considered:
The Company elected early adoption of SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities, effective January 1, 2007. Instruments for which the fair value option (FVO) was adopted and the reasons therefore are as follows:
•	Junior subordinated debt

•	All investment securities previously classified as held-to-maturity, with the exception of tax-advantaged municipal bonds

•	All fixed-rate securities previously classified as available-for-sale
The junior subordinated debt, with a balance of $61.9 million at January 1, 2007, (before the application of SFAS 159) is the primary source of funding for the Company’s held-to-maturity portfolio, which excluding tax-advantaged municipal obligations had an amortized cost of $90.5 million at the same date. The held-to-maturity portfolio consists primarily of fixed rate and hybrid adjustable rate mortgage backed securities and collateralized mortgage obligations. The junior subordinated debt includes $20.0 million which carries a fixed rate through June 2011, with the remaining balances carrying rates which re-set at least semi-annually. This represents a natural hedge on the Company’s balance sheet, with changes in fair value of the fixed rate securities and fixed rate junior subordinated debt moving inversely from one another as market rates move up and down. The early adoption of SFAS 159 on these instruments will more accurately reflect this hedge in the Company’s consolidated financial statements. The FVO was not elected for tax-advantaged securities since the tax benefit is based upon the contractual rate paid on the security at time of purchase and does not include changes in fair value or accretion or amortization of discounts or premiums.

Fixed-rate available-for-sale securities had an amortized cost of $215.6 million and an aggregate net unrealized loss of $5.9 million at January 1, 2007. These securities represent some of the most volatile on the Company’s balance sheet with long durations and low coupon rates relative to the market. While initially these investments were funded with relatively long duration non-interest bearing and administered rate money market deposits, as the liability structure of the company has shortened they are now preponderantly funded with overnight Federal Home Loan Bank borrowings, customer repurchase agreements and CDs. All of these sources of funding have pricing which moves with the market, and thus there is not an effective match for the fixed rate securities on the liability side of the balance sheet. This causes much volatility in reported earnings as interest rates move and the net interest margin contracts and expands. The Company’s ability to hedge the market-value risk on the securities was historically limited by the complexities of accounting for derivative financial instruments. The adoption of SFAS 159 on these securities will provide more transparency in the consolidated financial statements as users will be more able to ascertain changes in the Company’s net income caused by changes in market interest rates. The FVO was not elected for variable-rate available-for-sale securities since the liability funding match is more closely aligned with these shorter duration assets. The carrying value of these tax-advantaged securities was $7.9 million at March 31, 2007.
Concurrent with the adoption of SFAS 159, the Company adopted SFAS 157, Fair Value Measurements, effective January 1, 2007. SFAS 159 requires early adoption of SFAS 157 if the company chooses to early adopt SFAS 159. SFAS 157 provides a definition of fair value and provides a framework for calculating fair value.
The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, on January 1, 2007. Management believes that the Company has appropriate support for the income tax positions taken and to be taken on its tax returns and that its accruals for tax liabilities are adequate for all open years on an assessment of many factors including past experience and interpretations of tax law applied to the facts of each matter.
The Company would recognize interest accrued related to unrecognized tax benefits in tax expense. The Company has not recognized or accrued any interest or penalties for the periods ended March 31, 2007 and 2006.
Results of Operations
Our results of operations depend substantially on net interest income, which is the difference between interest income on interest-earning assets, consisting primarily of loans receivable, securities and other short-term investments, and interest expense on interest-bearing liabilities, consisting primarily of deposits and borrowings. Our results of operations are also dependent upon our generation of non-interest income, consisting primarily of income from trust and investment advisory services and banking service fees. Other factors contributing to our results of operations include our provisions for loan losses, gains or losses on sales of securities and income taxes, as well as the level of our non-interest expenses, such as compensation and benefits, occupancy and equipment and other miscellaneous operating expenses.
The following table sets forth a summary financial overview for the three months ended March 31, 2007 and 2006.

	Three Months Ended
	March 31,
	2007	2006	Increase
	(in thousands, except per share amounts)
Consolidated Statement of Earnings Data:
Interest income	$67,313	$42,196	$25,117
Interest expense	26,457	12,802	13,655

Net interest income	40,856	29,394	11,462
Provision for loan losses	441	542	(101)

Net interest income after provision for loan losses	40,415	28,852	11,563
Investment securities gains, net	284	—	284
Unrealized gains/losses on assets and liabilities measured at fair value, net	(13)	—	(13)
Non-interest income, excluding gains/losses on securities	5,590	3,497	2,093
Non-interest expense	28,921	19,520	9,401

Net income before income taxes	17,355	12,829	4,526
Income tax expense	5,952	4,391	1,561

Net income	$11,403	$8,438	$2,965

Diluted earnings per share	$0.39	$0.33	$0.06

The 35.1% increase in net income in the three months ended March 31, 2007 compared to the same period in 2006 was attributable primarily to an increase in net interest income of $11.5 million, a decrease in the provision for loan losses of $0.1 million and an increase in non-interest income of $2.4, offset by an increase of $9.4 million in non-interest expense. The increase in net interest income for the three months ended March 31, 2007 over the same period 2006 was the result of an increase in the volume of and yield earned on interest-earning assets, primarily loans.
Net Interest Income and Net Interest Margin. The 39.0% increase in net interest income for the three months ended March 31, 2007 compared to the same period in 2006 was due to an increase in interest income of $11.5 million, reflecting the effect of an increase of $992.0 million in average interest-bearing assets which was funded with an increase of $965.6 million in average deposits, of which $170.6 million were non-interest bearing.
The average yield on our interest-earning assets was 7.52% for the three months ended March 31, 2007, compared to 6.49% for the same period in 2006. The increase in the yield on our interest-earning assets is a result of an increase in market rates, repricing on our adjustable rate loans, and new loans originated with higher interest rates because of the higher interest rate environment. Also, loans which typically yield more than our other interest-bearing assets, increased as a percent of total interest-bearing assets from 73.1% for the three months ended March 31, 2006, to 83.1% for the same period in 2007.
The cost of our average interest-bearing liabilities increased to 4.12% in the three months ended March 31, 2007, from 2.99% in the three months ended March 31, 2006, which is a result of higher rates paid on deposit accounts and borrowings, partially offset by a reduction in interest expense related to the adoption of FAS 159.

Average Balances and Average Interest Rates. The tables below set forth balance sheet items on a daily average basis for the three months ended March 31, 2007 and 2006 and present the daily average interest rates earned on assets and the daily average interest rates paid on liabilities for such periods. Non-accrual loans have been included in the average loan balances. Securities include securities available for sale, securities held to maturity and securities carried at market value pursuant to the adoption of FAS 159. Securities available for sale are carried at amortized cost for purposes of calculating the average rate received on taxable securities above. Yields on tax-exempt securities and loans are computed on a tax equivalent basis.

	Three Months Ended March 31,
($ in thousands)	2007			2006
			Average			Average
	Average		Yield/Cost	Average		Yield/Cost
	Balance	Interest	(6)	Balance	Interest	(6)
Earning Assets
Securities:
Taxable	$519,376	$7,050	5.51%	$617,188	$6,527	4.29%
Tax-exempt (1)	37,914	445	7.24%	54,661	463	4.90%

Total securities	557,290	7,495	5.62%	671,849	6,990	4.34%
Federal funds sold	39,769	533	5.44%	27,900	283	4.11%
Loans (1) (2) (3)	3,027,204	59,020	7.91%	1,935,418	34,754	7.28%
Investment in restricted stock	17,327	265	6.20%	14,450	169	4.74%

Total earnings assets	3,641,590	67,313	7.52%	2,649,617	42,196	6.49%
Non-earning Assets
Cash and due from banks	99,123			83,040
Allowance for loan losses	(33,593)			(21,778)
Bank-owned life insurance	82,386			52,049
Other assets	289,636			103,283

Total assets	$4,079,142			$2,866,211

Interest Bearing Liabilities
Sources of Funds
Interest-bearing deposits:
Interest checking	250,219	1,612	2.61%	120,922	216	0.72%
Savings and money market	1,383,863	12,945	3.79%	976,834	6,513	2.70%
Time deposits	613,084	7,316	4.84%	354,352	3,195	3.66%

Total interest-bearing deposits	2,247,166	21,873	3.95%	1,452,108	9,924	2.77%
Short-term borrowings	209,490	2,389	4.62%	181,513	1,698	3.79%
Long-term debt	46,257	516	4.52%	73,512	613	3.38%
Junior sub. & subordinated debt	102,046	1,679	6.67%	30,928	567	7.44%

Total interest-bearing liabilities	2,604,959	26,457	4.12%	1,738,061	12,802	2.99%
Non-interest Bearing Liabilities
Noninterest-bearing demand deposits	1,037,158			866,585
Other liabilities	22,990			12,641
Stockholders’ equity	414,035			248,924

Total liabilities and stockholders’	$4,079,142			$2,866,211

Net interest income and margin (4)		$40,856	4.58%		$29,394	4.53%

Net interest spread (5)			3.40%			3.50%

(1)	Yields on loans and securities have been adjusted to a tax equivalent basis.

(2)	Net loan fees of $1.2 million and $1.5 million are included in the yield computation for March 31, 2007 and 2006, respectively.

(3)	Includes average non-accrual loans of $1,276 in 2007 and $52 in 2006.

(4)	Net interest margin is computed by dividing net interest income by total average earning assets.

(5)	Net interest spread represents average yield earned on interest-earning assets less the average rate paid on interest-bearing liabilities.

(6)	Annualized.

Net Interest Income. The table below demonstrates the relative impact on net interest income of changes in the volume of earning assets and interest-bearing liabilities and changes in rates earned and paid by us on such assets and liabilities. For purposes of this table, non-accrual loans have been included in the average loan balances.

	Three Months Ended March 31,
	2007 v. 2006
	Increase (Decrease)
	Due to Changes in (1)
	Volume	Rate	Total
	(in thousands)
Interest on securities:
Taxable	$(1,328)	$1,849	$521
Tax-exempt	(197)	178	(19)
Federal funds sold	159	91	250
Loans	21,277	2,992	24,269
Other investment	44	52	96

Total interest income	19,955	5,162	25,117

Interest expense:
Interest checking	833	564	1,397
Savings and Money market	3,799	2,634	6,433
Time deposits	3,087	1,031	4,118
Short-term borrowings	319	374	693
Long-term debt	(304)	207	(97)
Junior subordinated debt	1,170	(59)	1,111

Total interest expense	8,904	4,751	13,655

Net increase	$11,051	$411	$11,462

(1)	Changes due to both volume and rate have been allocated to volume changes.
Provision for Loan Losses. The provision for loan losses in each period is reflected as a charge against earnings in that period. The provision is equal to the amount required to maintain the allowance for loan losses at a level that, in our judgment, is adequate to absorb probable loan losses inherent in the loan portfolio.
Our provision for loan losses was $441 for the three months ended March 31, 2007, compared to $541 for the same period in 2006. Factors that impact the provision for loan losses are net charge-offs or recoveries, changes in the size and mix of the loan portfolio, and the recognition of changes in current risk factors. The decrease from 2006 to 2007 is due to slower loan growth.

Non-Interest Income. We earn non-interest income primarily through fees related to:
•	Trust and investment advisory services,

•	Services provided to deposit customers, and

•	Services provided to current and potential loan customers.
The following tables present, for the periods indicated, the major categories of non-interest income:

	Three Months Ended
	March 31,		Increase
	2007	2006	(Decrease)
	(in thousands)
Trust and investment advisory services	$2,105	$1,576	$529
Service charges	1,069	669	400
Income from bank owned life insurance	928	612	316
Other	1,488	640	848

Total non-interest income	$5,590	$3,497	$2,093

The $2,093, or 59.6%, increase in non-interest income from the three months ended March 31, 2006 to the same period in 2007 was due primarily to increases in Miller/Russell investment advisory revenues and income from bank owned life insurance. Assets under management at Miller/Russell were up 25.2% from March 31, 2006 to March 31, 2007, causing the increase in revenues. During 2006, we purchased $25.0 million in bank owned life insurance to help offset employee benefit costs.
Service charges increased 59.8% or $0.4 million from 2006 to 2007 due to higher deposit balances and the growth in our customer base.
Other income increased $0.8 million, due to the growth of the Company and its operations and the sale of a branch facility.
Non-Interest Expense. The following table presents, for the periods indicated, the major categories of non-interest expense:

	Three Months Ended
	March 31,		Increase
	2007	2006	(Decrease)
	(in thousands)
Salaries and employee benefits	$17,033	$11,577	$5,456
Occupancy	4,239	2,450	1,789
Advertising and other business development	1,462	1,039	423
Customer service	1,323	1,249	74
Legal, professional and director fees	1,044	645	399
Audits and exams	531	406	125
Supplies	509	285	224
Data processing	435	346	89
Correspondent and wire transfer costs	418	401	17
Telephone	340	206	134
Insurance	298	226	72
Travel and automobile	287	143	144
Intangible amortization	257	56	201
Other	745	491	254

Total non-interest expense	$28,921	$19,520	$9,401

Non-interest expense grew $9.4 million from the three months ended March 31, 2006 to the same period in 2007. This increase is attributable to our overall growth, and specifically to merger and acquisition activity, the opening of new branches and hiring of new relationship officers and other employees. At March 31, 2007, we had 959 full-time equivalent employees compared to 660 at March 31, 2006, including 95 employees added from FIB. During the twelve months ended March 31, 2007, 16 banking branches were opened or acquired and 2 were closed. The increase in salaries expense related to the above totaled $5.5 million, which is 58.0% of the total increase in non-interest expenses.
Other non-interest expense increased, in general, as a result of the growth in assets and operations of our banking subsidiaries.
Financial Condition
Total Assets
On a consolidated basis, our total assets as of March 31, 2007 and December 31, 2006 were $4.7 billion and $4.2 billion, respectively. The overall increase from December 31, 2006 to March 31, 2007 of $558.0 million, or 13.4%, was due primarily to the acquisition of First Independent Capital of Nevada on March 31, 2007. On that date, FICN had gross loans of $292.8 million and total assets of $530.7 million. Assets experienced organic growth during the same period of $27.4 million, or 0.7%, including loan growth of $40.0 million, or 1.3%.
Loans
Our gross loans including deferred loan fees on a consolidated basis as of March 31, 2007 and December 31, 2006 were $3.3 billion and $3.0 billion, respectively. Our overall growth in loans from December 31, 2006 to March 31, 2007 reflects our acquisition of FICN and is consistent with our focus and strategy to grow our loan portfolio by focusing on markets which we believe have attractive growth prospects.
The following table shows the amounts of loans outstanding by type of loan at the end of each of the periods indicated.

	March 31,	December 31,
	2007	2006

Construction and land development	$757,498	$715,546
Commercial real estate	1,419,477	1,232,260
Residential real estate	403,798	384,082
Commercial and industrial	722,574	645,469
Consumer	38,218	29,561
Less: net deferred loan fees	(5,528)	(3,696)

	3,336,037	3,003,222

Less:
Allowance for loan losses	(37,519)	(33,551)

	$3,298,518	$2,969,671

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

	March 31,	December 31,
	2007	2006
	($ in thousands)
Total non-accrual loans	$1,775	$1,417
Other impaired loans	827	839
Loans past due 90 days or more and still accruing	2,544	794
Restructured loans	—	—
Other real estate owned (OREO)	—	—
Non-accrual loans to gross loans	0.05%	0.05%
Loans past due 90 days or more and still accruing to total loans	0.08	0.03
Interest income received on nonaccrual loans	$11	$120
Interest income that would have been recorded under the original terms of the loans	61	147

As of March 31, 2007 and December 31, 2006, non-accrual loans totaled $1,775 and $1,417, respectively. Non-accrual loans at March 31, 2007 consisted of 11 loans.
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
The following table summarizes the activity in our allowance for loan losses for the period indicated.

	Three months ended
	March 31,
	2007	2006
	($ in thousands)
Allowance for loan losses:
Balance at beginning of period	$33,551	$21,192
Provisions charged to operating expenses	441	542
Acquisitions	3,706	5,877
Reclassification	—	—
Recoveries of loans previously charged-off:
Construction and land development	—	—
Commercial real estate	—	—
Residential real estate	—	5
Commercial and industrial	71	128
Consumer	8	30

Total recoveries	79	163
Loans charged-off:
Construction and land development	—	—
Commercial real estate	—	—
Residential real estate	—	—
Commercial and industrial	91	83
Consumer	167	2

Total charged-off	258	85
Net charge-offs (recoveries)	179	(78)

Balance at end of period	$37,519	$27,689

Net charge-offs (recoveries) to average loans outstanding	0.02%	-0.02%
Allowance for loan losses to gross loans	1.12	1.18
Net charge-offs totaled $179 for the three months ended March 31, 2007, compared to net recoveries of $78 during the same period in 2006. The provision for loan losses totaled $441 for the three months ended March 31, 2007, compared to $542 in the three months ended March 31, 2006. The decrease in the provision for loan losses is due to slower loan growth.
Investments
The Company elected early adoption of SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities, effective January 1, 2007. Instruments for which the fair value option (FVO) was adopted and the reasons therefore are as follows:
•	Junior subordinated debt

•	All investment securities previously classified as held-to-maturity, with the exception of tax-advantaged municipal bonds

•	All fixed-rate securities previously classified as available-for-sale

The junior subordinated debt, with a balance of $61.9 million at January 1, 2007, (before the application of SFAS 159) is the primary source of funding for the Company’s held-to-maturity portfolio, which excluding tax-advantaged municipal obligations had an amortized cost of $90.5 million at the same date. The held-to-maturity portfolio consists primarily of fixed rate and hybrid adjustable rate mortgage-backed securities and collateralized mortgage obligations. The junior subordinated debt includes $20.0 million which carries a fixed rate through June 2011, with the remaining balances carrying rates which re-set at least semi-annually. This represents a natural hedge on the Company’s balance sheet, with changes in fair value of the fixed rate securities and fixed rate junior subordinated debt moving inversely from one another as market rates move up and down. The early adoption of SFAS 159 on these instruments will more accurately reflect this hedge in the Company’s consolidated financial statements and will allow the Company more flexibility to engage in active balance sheet management in future periods. The FVO was not elected for tax-advantaged securities since the tax benefit is based upon the contractual rate paid on the security at time of purchase and does not include changes in fair value or accretion or amortization of discounts or premiums.
Fixed-rate available-for-sale securities had an amortized cost of $215.6 million and an aggregate net unrealized loss of $5.9 million at January 1, 2007. These securities represent some of the most volatile on the Company’s balance sheet with long durations and low coupon rates relative to the market. While initially these investments were funded with relatively long duration non-interest bearing and administered rate money market deposits, as the liability structure of the company has shortened they are now preponderantly funded with overnight Federal Home Loan Bank borrowings, customer repurchase agreements and CDs. All of these sources of funding have pricing which moves with the market, and thus there is not an effective match for the fixed rate securities on the liability side of the balance sheet. This causes much volatility in reported earnings as interest rates move and the net interest margin contracts and expands. The Company’s ability to hedge the market-value risk on the securities was historically limited by the complexities of accounting for derivative financial instruments. The adoption of SFAS 159 on these securities eases such accounting and will thus facilitate more active balance sheet management, and will provide more transparency in the consolidated financial statements as users will be more able to ascertain changes in the Company’s net income caused by changes in market interest rates. Indeed, the Company expects greater earnings volatility from changes in market interest rates prospectively. The FVO was not elected for variable-rate available-for-sale securities since the liability funding match is more closely aligned with these shorter duration assets.
Goodwill and other intangible assets
As a result of the acquisition of FIB, we recorded goodwill of $71.6 million and a core deposit intangible asset of $17.8 million. These amounts are subject to change when the determination of the asset and liability values is finalized within one year from the merger date.
Deposits
Deposits have historically been the primary source for funding our asset growth. As of March 31, 2007, total deposits were $3.8 billion, compared to $3.4 billion as of December 31, 2006. Deposits acquired as a result of the acquisition of FIB totaled $402.9 million. The remaining organic increase in total deposits is attributable to our ability to attract a stable base of low-cost deposits.

The following table provides the average balances and weighted average rates paid on deposits for the three months ended March 31, 2007.

	Three months ended		Three months ended
	March 31, 2007		March 31, 2006
	Average Balance/Rate		Average Balance/Rate
	($ in thousands)
Interest checking (NOW)	$250,219	2.61%	$120,922	0.72%
Savings and money market	1,383,863	3.79	976,834	2.70
Time	613,084	4.84	354,352	3.66

Total interest-bearing deposits	2,247,166	3.95	1,452,108	2.77
Non-interest bearing demand deposits	1,037,158	—	866,585	—

Total deposits	$3,284,324	2.70%	$2,318,693	1.74%

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
The following table provides a comparison of our risk-based capital ratios and leverage ratios to the minimum regulatory requirements as of March 31, 2007.

			Adequately-		Minimum For
			Capitalized		Well-Capitalized
	Actual		Requirements		Requirements
	($ in thousands)
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2007
Total Capital (to Risk Weighted Assets)
Bank of Nevada	$273,432	11.0%	$199,371	8.0%	$249,214	10.0%
First Independent Bank	43,591	12.0	28,967	8.0	36,209	10.0
Alliance Bank of Arizona	68,792	11.1	49,776	8.0	62,220	10.0
Torrey Pines Bank	55,286	10.9	40,656	8.0	50,819	10.0
Alta Alliance Bank	23,775	74.9	2,538	8.0	3,173	10.0
Company	432,459	10.8	319,713	8.0	399,642	10.0

Tier I Capital (to Risk Weighted Assets)
Bank of Nevada	209,903	8.4	99,685	4.0	149,528	6.0
First Independent Bank	39,714	11.0	14,484	4.0	21,725	6.0
Alliance Bank of Arizona	52,987	8.5	24,888	4.0	37,332	6.0
Torrey Pines Bank	40,614	8.0	20,328	4.0	30,492	6.0
Alta Alliance Bank	23,662	74.6	1,269	4.0	1,904	6.0
Company	354,416	8.9	159,857	4.0	239,785	6.0

Leverage ratio (to Average Assets)
Bank of Nevada	209,903	7.7	109,473	4.0	136,841	5.0
First Independent Bank	39,714	11.5	13,850	4.0	17,313	5.0
Alliance Bank of Arizona	52,987	8.2	25,957	4.0	32,446	5.0
Torrey Pines Bank	40,614	7.1	22,754	4.0	28,442	5.0
Alta Alliance Bank	23,662	41.4	2,283	4.0	2,854	5.0
Company	354,416	9.2	154,136	4.0	192,670	5.0
The holding company and all of the banks were well capitalized as of March 31, 2007 and December 31, 2006.
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
There have not been any material changes in the market risk disclosure contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

ITEM 4. Controls and Procedures
Evaluation of Disclosure Controls
Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, the Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Additionally, our disclosure controls and procedures were also effective in ensuring that information required to be disclosed in our Securities Exchange Act reports is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer to allow timely decisions regarding required disclosures.
Changes in Internal Control over Financial Reporting
There have not been any changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2007, which have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. Other Information
Item 1. Legal Proceedings
There are no material pending legal proceedings, other than ordinary routine litigation incidental to its business, to which Western Alliance or any of its subsidiaries is a party or of which any of their property is the subject.
Item 1A. Risk Factors
See the discussion of our risk factors in the Annual Report on Form 10-K for the year ended December 31, 2006, as filed with the SEC.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a) There were no unregistered sales of equity securities during the period covered by this report.
(b) None.
(c) None.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Submission of Matters to a Vote of Security Holders
None.
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

WESTERN ALLIANCE BANCORPORATION
Date: May 10, 2007	By:	/s/ Robert Sarver
Robert Sarver
President and Chief Executive Officer

Date: May 10, 2007	By:	/s/ Dale Gibbons
Dale Gibbons
Executive Vice President and Chief Financial Officer

Date: May 10, 2007	By:	/s/ Terry A. Shirey
Terry A. Shirey
Controller Principal Accounting Officer

EXHIBIT INDEX

31.1	CEO Certification Pursuant to Rule 13a-14(a)/15d-14(a)
31.2	CFO Certification Pursuant to Rule 13a-14(a)/15d-14(a)
32	CEO and CFO Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.