Form 10-Q
period 2007-06-30
WESTERN ALLIANCE BANCORPORATION
filed 2007-08-09
CIK 1212545

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Quarterly Period Ended June 30, 2007 or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Transition period from__________ to __________
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
Common Stock Issued and Outstanding: 29,983,689 shares as of July 31, 2007.

Part I. Financial Information
ITEM I. FINANCIAL STATEMENTS
Western Alliance Bancorporation and Subsidiaries
Consolidated Balance Sheets
June 30, 2007 and December 31, 2006

(Unaudited)	June 30,	December 31,
($ in thousands, except per share amounts)	2007	2006

Assets
Cash and due from banks	$122,886	$143,721
Federal funds sold	73,033	121,159

Cash and cash equivalents	195,919	264,880

Securities held to maturity (approximate fair value $7,085 and $95,404, respectively)	6,967	97,495
Securities available for sale	421,463	444,826
Securities measured at fair value	257,147	—

Gross loans, including net deferred loan fees	3,388,940	3,003,222
Less: Allowance for loan losses	(36,946)	(33,551)

Loans, net	3,351,994	2,969,671

Premises and equipment, net	130,255	99,859
Bank owned life insurance	86,185	82,058
Investment in restricted stock	17,047	18,483
Accrued interest receivable	19,577	17,425
Deferred tax assets, net	5,355	8,000
Goodwill	204,187	132,188
Other intangible assets, net of accumulated amortization of $2,014 and $1,457, respectively	33,213	16,042
Other assets	17,517	18,677

Total assets	$4,746,826	$4,169,604

Liabilities and Stockholders’ Equity
Liabilities
Non-interest bearing demand deposits	$1,160,492	$1,154,245
Interest bearing deposits:
Demand	263,832	246,318
Savings and money market	1,684,658	1,407,916
Time, $100 and over	634,757	524,935
Other time	72,108	67,009

	3,815,847	3,400,423
Customer repurchase agreements	195,746	170,656
Federal Home Loan Bank advances and other borrowings
One year or less	32,500	11,000
Over one year (2007 $29,670 measured at fair value)	58,326	58,011
Junior subordinated debt (2007 measured at fair value)	70,202	61,857
Subordinated debt	40,000	40,000
Accrued interest payable and other liabilities	14,754	19,078

Total liabilities	4,227,375	3,761,025

Commitments and Contingencies (Note 6)

Stockholders’ Equity
Preferred stock, par value $.0001; shares authorized 20,000,000; no shares issued and outstanding 2007 and 2006	—	—
Common stock, par value $.0001; shares authorized 100,000,000; shares issued and outstanding 2007: 30,128,242; 2006: 27,084,626	3	3
Additional paid-in capital	383,841	287,553
Retained earnings	138,761	126,170
Accumulated other comprehensive loss	(3,154)	(5,147)

Total stockholders’ equity	519,451	408,579

Total liabilities and stockholders’ equity	$4,746,826	$4,169,604

See Notes to Unaudited Consolidated Financial Statements.

Western Alliance Bancorporation and Subsidiaries
Consolidated Statements of Income
Three and Six Months Ended June 30, 2007 and 2006

(Unaudited)	Three Months Ended		Six Months Ended
	June 30,		June 30,
($ in thousands, except per share amounts)	2007	2006	2007	2006

Interest income on:
Loans, including fees	$67,193	$52,004	$126,213	$86,758
Securities — taxable	8,044	6,429	14,939	12,956
Securities — nontaxable	230	116	288	579
Dividends — taxable	412	214	832	383
Dividends — nontaxable	458	—	845	—
Federal funds sold and other	509	619	1,042	902

Total interest income	76,846	59,382	144,159	101,578

Interest expense on:
Deposits	25,832	15,417	47,705	25,341
Short-term borrowings	2,677	2,476	5,066	4,174
Long-term borrowings	639	808	1,155	1,421
Junior subordinated debt and subordinated debt	1,872	1,138	3,551	1,705

Total interest expense	31,020	19,839	57,477	32,641

Net interest income	45,826	39,543	86,682	68,937
Provision for loan losses	2,012	2,456	2,453	2,998

Net interest income after provision for loan losses	43,814	37,087	84,229	65,939

Other income:
Trust and investment advisory services	2,137	1,862	4,242	3,438
Service charges	1,167	867	2,236	1,536
Income from bank owned life insurance	960	609	1,888	1,221
Other	1,755	1,144	3,242	1,784

Non-interest income, excluding securities and fair value gains (losses)	6,019	4,482	11,608	7,979

Investment securities gains, net	—	—	284	—
Unrealized gain/loss on assets and liabilities measured at fair value, net	(3,766)	—	(3,779)	—

Non-interest income	2,253	4,482	8,113	7,979

Other expense:
Salaries and employee benefits	18,821	13,532	35,854	25,109
Occupancy	4,872	3,140	9,111	5,590
Customer service	1,897	1,963	3,220	3,212
Advertising and other business development	1,458	921	2,920	1,960
Legal, professional and director fees	1,167	777	2,211	1,422
Insurance	1,095	278	1,393	504
Merger expenses	747	—	747	—
Audits and exams	632	520	1,163	926
Data processing	628	521	1,063	867
Intangible amortization	557	201	814	257
Supplies	510	372	1,019	657
Correspondent and wire transfer costs	457	438	875	839
Telephone	361	251	701	457
Travel and automobile	269	196	556	339
Organizational costs	—	428	—	428
Other	803	1,032	1,548	1,523

	34,274	24,570	63,195	44,090

Income before income taxes	11,793	16,999	29,147	29,828
Income tax expense	3,847	6,122	9,798	10,513

Net income	$7,946	$10,877	$19,349	$19,315

Comprehensive income	$5,636	$8,065	$17,533	$15,944

Earnings per share:
Basic	$0.27	$0.41	$0.68	$0.79

Diluted	$0.25	$0.38	$0.63	$0.71

See Notes to Unaudited Consolidated Financial Statements.

Western Alliance Bancorporation and Subsidiaries
Consolidated Statements of Cash Flows
Six Months Ended June 30, 2007 and 2006 (Unaudited)

($ in thousands)	2007	2006

Cash Flows from Operating Activities:
Net income	$19,349	$19,315
Adjustments to reconcile net income to net cash provided by operating activities:
Decrease in other assets	4,309	1,193
(Decrease) in accrued interest payable and other liabilities	(9,434)	(11,418)
Provision for loan losses	2,453	2,998
Net unrealized loss on assets and liabilities measured at fair value	3,779	—
Other, net	381	1,992

Net cash provided by operating activities	20,837	14,080

Cash Flows from Investing Activities:
Proceeds from maturities of securities	44,160	107,921
Purchases of securities	(205,519)	(21,234)
Proceeds from the sale of securities	73,100	102,641
Net cash received in settlement of acquisition	46,029	3,347
Net increase in loans made to customers	(95,768)	(368,984)
Purchase of premises and equipment	(19,359)	(14,881)
Proceeds from sale of premises and equipment	3,041	—
Other, net	1,625	(316)

Net cash (used in) investing activities	(152,691)	(191,506)

Cash Flows from Financing Activities:
Net increase in deposits	13,161	137,060
Net proceeds from borrowings	47,167	48,926
Proceeds from issuance of junior subordinated debt and subordinated debt	—	40,000
Proceeds from exercise of stock options and stock warrants	2,565	1,362
Other, net	—	80

Net cash provided by financing activities	62,893	227,428

Increase (decrease) in cash and cash equivalents	(68,961)	50,002
Cash and Cash Equivalents, beginning of period	264,880	174,336

Cash and Cash Equivalents, end of period	$195,919	$224,338

Supplemental Disclosure of Cash Flow Information
Cash payments for interest	$56,673	$30,963
Cash payments for income taxes	$12,410	$5,235
Supplemental Disclosure of Noncash Investing and Financing Activities
Stock issued in connection with acquisition	$91,304	$104,411

Western Alliance Bancorporation and Subsidiaries
Notes to Unaudited Consolidated Financial Statements

Note 1. Nature of Business and Summary of Significant Accounting Policies
(Dollars in thousands, except per share amounts)
Nature of business
Western Alliance Bancorporation is a bank holding company providing a full range of banking services to commercial and consumer customers through its wholly owned subsidiaries Bank of Nevada and First Independent Bank of Nevada, operating in Nevada, Alliance Bank of Arizona, operating in Arizona, Torrey Pines Bank and Alta Alliance Bank, operating in California, Miller/Russell & Associates, Inc., operating in Nevada, Arizona and Southern California, and Premier Trust, Inc., operating in Nevada and Arizona. These entities are collectively referred to herein as the Company. First Independent Bank was acquired on March 30, 2007. The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America and general industry practices.
Use of estimates in the preparation of financial statements
The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant changes in the near term relate to the determination of the allowance for loan losses and the fair value of collateralized debt obligations.
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
Interim financial information
The accompanying unaudited consolidated financial statements as of June 30, 2007 and 2006 have been prepared in condensed format, and therefore do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These statements have been prepared on a basis that is substantially consistent with the accounting principles applied to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2006.
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
Repurchase program
In June 2007, the Company repurchased 20,000 shares of common stock on the open market for $29.10 per share. The Company has the remaining authority to repurchase shares with an aggregate purchase price of $49.4 million under a share repurchase program authorized by the Board of Directors through December 31, 2008. All repurchased shares are retired as soon as is practicable after settlement.
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
Derivative Financial Instruments
All derivatives are recognized on the balance sheet at their value. On the date the derivative contract is entered into, the Company may designate the derivative as a hedge of the variability of cash flows to be received or paid related to a recognized asset or liability “cash flow” hedge. Changes in the fair value of a derivative that is highly effective as — and that is designated and qualifies as — a cash-flow hedge are recorded in other comprehensive income, until earnings are affected by the variability of cash flows (e.g., when periodic settlements on a variable-rate asset or liability are recorded in earnings).
The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking various hedged transactions. This process includes linking all derivatives that are designated as cash-flow hedges to specific assets and liabilities on the balance sheet or forecasted transactions. The Company also formally assesses, both at the hedge’s inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in cash flows of hedged items. When it is determined that a derivative is not highly effective as a hedge or that it has ceased to be a highly effective hedge, the Company discontinues hedge accounting prospectively, as discussed below.
The Company discontinues hedge accounting prospectively when (1) it is determined that the derivative is no longer effective in offsetting changes in the cash flows of a hedged item (including forecasted

Western Alliance Bancorporation and Subsidiaries
Notes to Unaudited Consolidated Financial Statements

transactions); (2) the derivative expires or is sold, terminated, or exercised; (3) the derivative is dedesignated as a hedge instrument, because it is unlikely that a forecasted transaction will occur; or (4) management determines that designation of the derivative as a hedge instrument is no longer appropriate.
When hedge accounting is discontinued because it is probable that a forecasted transaction will not occur, the derivative will continue to be carried on the balance sheet at its fair value, and gains and losses that were accumulated in other comprehensive income will be recognized immediately in earnings. In all other situations in which hedge accounting is discontinued, the derivative will be carried at its fair value on the balance sheet, with subsequent changes in its fair value recognized in current-period earnings.
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
The junior subordinated debt, with a balance of $61.9 million at January 1, 2007, (before the application of SFAS 159) is a primary source of funding for the Company’s held-to-maturity portfolio, which excluding tax-advantaged municipal obligations had an amortized cost of $90.5 million at the same date. The held-to-maturity portfolio consists primarily of fixed rate and hybrid adjustable rate mortgage-backed securities and collateralized mortgage obligations. The junior subordinated debt includes $20.0 million which carries a fixed rate through June 2011, with the remaining balances carrying rates which re-set at least semi-annually. This represents a natural hedge on the Company’s balance sheet, with changes in fair value of the fixed rate securities and fixed rate junior subordinated debt moving inversely from one another as market rates move up and down. The early adoption of SFAS 159 on these instruments will more accurately reflect this hedge in the Company’s consolidated financial statements. The FVO was not elected for tax-advantaged securities since the tax benefit is based upon the contractual rate paid on the security at time of purchase and does not include changes in fair value or accretion or amortization of discounts or premiums resulting from revaluation. The carrying value of these tax-advantaged securities was $7.0 million at June 30, 2007.
Fixed-rate available-for-sale securities had an amortized cost of $215.6 million and an aggregate net unrealized loss of $5.9 million at January 1, 2007. These securities represent some of the most volatile on the Company’s balance sheet with long durations and low coupon rates relative to the market. While initially these investments were funded with relatively long duration non-interest bearing and administered rate money market deposits, as the liability structure of the company has shortened they are now preponderantly funded with overnight Federal Home Loan Bank borrowings, customer repurchase agreements and CDs. All of these sources of funding have pricing which moves with the market, and thus there is not an effective match for the fixed rate securities on the liability side of the balance sheet. This causes volatility in reported earnings as interest rates move and the net interest margin contracts and expands. The Company’s ability to hedge the market-value risk on the securities was historically limited by the complexities of accounting for derivative financial instruments. The adoption of SFAS 159 on these securities provides more transparency in the consolidated financial statements as users will be more able to ascertain changes in the Company’s net income caused by changes in market interest rates. The

Western Alliance Bancorporation and Subsidiaries
Notes to Unaudited Consolidated Financial Statements

FVO was not elected for variable-rate available-for-sale securities since the liability funding match is more closely aligned with these shorter duration assets.
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
For the three and six months ended June 30, 2007, gains and losses from fair value changes included in the Consolidated Statement of Income were as follows (in thousands):

	Changes in Fair Values for the Three and Six Month
	Periods Ended June 30, 2007 for Items Measured at Fair
	Value Pursuant to Election of the Fair Value Option
				Total
	Unrealized		Interest	Changes in
	Gain/Loss on		Expense on	Fair Values
	Assets and		Junior	Included in
	Liabilities	Interest	Subordinated	Current-
	Measured at	Income on	Debt and	Period
Description	Fair Value, Net	Securities	Borrowings	Earnings
(Three months ended June 30,2007)
Securities measured at fair value	$(4,097)	$478	$—	$(3,619)
Junior subordinated debt	—	—	183	183
Fixed-rate term borrowings	331	—	—	331

(Six months ended June 30, 2007)
Securities measured at fair value	$(4,110)	$954	$—	$(3,156)
Junior subordinated debt	—	—	384	384
Fixed-rate term borrowings	331	—	—	331

Western Alliance Bancorporation and Subsidiaries
Notes to Unaudited Consolidated Financial Statements

The difference between the aggregate fair value of $70.2 million and the aggregate unpaid principal balance of $69.1 million of junior subordinated debt was $1.1 million at June 30, 2007.
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
During the three months ended June 30, 2007, the Company elected the FVO for two newly acquired financial instruments. These financial instruments and the reasons for the election are as follows:
•	Collateralized debt obligation

•	Fixed-rate term advance from the Federal Home Loan Bank
The collateralized debt obligation’s fair value is influenced by the perceived credit risk of the underlying collateral. The election of the FVO will allow the Company to better reflect the potential market value volatility of this instrument in its consolidated financial statements.
The fixed-rate term advance from the Federal Home Loan Bank, with a par value of $30.0 million, has an interest rate of 4.91% and is due in May 2010. The Company secured this advance primarily as a means of hedging a portion of the market value risk inherent in our securities measured at fair value portfolio.
Concurrent with the adoption of SFAS 159, the Company adopted SFAS 157, Fair Value Measurements, effective January 1, 2007. SFAS 159 requires early adoption of SFAS 157 if the company chooses to early adopt SFAS 159. SFAS 157 provides a definition of fair value and provides a framework for calculating fair value.
The Company measures certain assets and liabilities at fair value on a recurring basis, including securities available for sale, securities measured at market value and junior subordinated debt. The fair value of these assets and liabilities were determined using the following inputs at June 30, 2007:

Western Alliance Bancorporation and Subsidiaries
Notes to Unaudited Consolidated Financial Statements

		Fair Value Measurements at Reporting Date Using:
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
Description	June 30, 2007	(Level 1)	(Level 2)	(Level 3)

Assets:
Securities available for sale	$421,463	$—	$421,463	$—
Securities measured at fair value	257,147	—	252,647	4,500

Total	$678,610	$—	$674,110	$4,500

Liabilities:
Fixed-rate term borrowings	$29,670	$—	$29,670	$—
Junior subordinated debt	70,202	—	70,202	—

Total	$99,872	$—	$99,872	$—

To value securities available for sale and securities measured at fair value the Company utilizes matrix pricing, which is a mathematical technique widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities, but rather by relying on the securities’ similarities to other benchmark quoted securities.
Junior subordinated debt and fixed-rate term borrowings are valued by comparing interest rates and spreads to benchmark indices offered to institutions with similar credit profiles to our own and discounting the cash flows on our borrowings using these market rates.
Note 3. Merger and Acquisition Activity
Effective March 30, 2007, the Company acquired 100% of the outstanding common stock of First Independent Capital of Nevada (FICN), headquartered in Reno, Nevada. FICN is the parent company of First Independent Bank of Nevada (FIB). The tax-free merger was accomplished according to the Agreement and Plan of Merger (the Merger Agreement), dated December 19, 2006. At the date of acquisition, FIB became a wholly-owned subsidiary of the Company. As the merger closed on March 30, 2007, FIB’s results for the three months ended March 31, 2007 were not included with the Company’s results of operations. The merger increases the Company’s presence in Northern Nevada.
Total assets, loans and deposits acquired in this merger were $530.8 million, $292.8 million and $402.9 million, respectively and are included in the Company’s consolidated balance sheet as of June 30, 2007. We also added four full service offices in Northern Nevada through this merger.
As provided by the Merger Agreement and based on valuation amounts determined as of the merger date, approximately 1.12 million shares of FICN common stock were exchanged for approximately $21.9 million in cash and approximately 2.5 million shares of the Company’s common stock at a calculated exchange ratio of 2.84412. The exchange of shares represented approximately 8% of the Company’s outstanding common stock as of the merger date. As part of the acquisition, 389,000 replacement options were issued to FICN shareholders. As part of the merger agreement, $2.0 million of contingent consideration may be paid pro rata to the FICN shareholders at any time prior to the two-year anniversary of the merger date, depending on the performance of certain loans segregated in the FICN portfolio.

Western Alliance Bancorporation and Subsidiaries
Notes to Unaudited Consolidated Financial Statements

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
Basic and diluted earnings per share, based on the weighted average outstanding shares, are summarized as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	(in thousands, except per share amounts)

Basic:
Net income applicable to common stock	$7,946	$10,877	$19,349	$19,315
Average common shares outstanding	29,666	26,295	28,308	24,589

Earnings per share	$0.27	$0.41	$0.68	$0.79

Diluted:
Net income applicable to common stock	$7,946	$10,877	$19,349	$19,315

Average common shares outstanding	29,666	26,295	28,308	24,589
Stock option adjustment	1,091	1,439	1,113	1,375
Stock warrant adjustment	959	1,053	976	1,049
Restricted stock adjustment	119	196	112	156

Average common equivalent shares outstanding	31,835	28,983	30,509	27,169

Earnings per share	$0.25	$0.38	$0.63	$0.71

Note 5. Loans
The components of the Company’s loan portfolio as of June 30, 2007 and December 31, 2006 are as follows (in thousands):

Western Alliance Bancorporation and Subsidiaries
Notes to Unaudited Consolidated Financial Statements

	June 30,	December 31,
	2007	2006

Construction and land development	$765,357	$715,546
Commercial real estate	1,437,901	1,232,260
Residential real estate	436,607	384,082
Commercial and industrial	709,207	645,469
Consumer	46,896	29,561
Less: net deferred loan fees	(7,028)	(3,696)

	3,388,940	3,003,222
Less:
Allowance for loan losses	(36,946)	(33,551)

	$3,351,994	$2,969,671

Changes in the allowance for loan losses for the three and six months ended June 30, 2007 and 2006 are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Balance, beginning	$37,519	$27,689	$33,551	$21,192
Acquisitions	83	2,488	3,789	8,365
Provision charged to operating expense	2,012	2,456	2,453	2,998
Recoveries of amounts charged off	92	120	171	283
Less amounts charged off	(2,760)	(595)	(3,018)	(680)

Balance, ending	$36,946	$32,158	$36,946	$32,158

At June 30, 2007, total impaired and non-accrual loans were $1.5 million compared with $2.3 million at December 31, 2006. Loans past due 90 days or more and still accruing were $6.4 million at June 30, 2007 and $0.8 million at December 31, 2006.
Note 6. Contingencies
In the normal course of business, the Company is involved in various legal proceedings. In the opinion of management, any liability resulting from such proceedings would not have a material adverse effect on the consolidated financial statements.
Financial instruments with off-balance sheet risk
A summary of the contract amount of the Company’s exposure to off-balance sheet risk is as follows:

Western Alliance Bancorporation and Subsidiaries
Notes to Unaudited Consolidated Financial Statements

	June 30,	December 31,
	2007	2006
	(in thousands)

Commitments to extend credit, including unsecured loan commitments of $260,896 in 2007 and $239,218 in 2006	$1,131,057	$1,083,854
Credit card commitments and guarantees	21,376	16,233
Standby letters of credit, including unsecured letters of credit of $14,663 in 2007 and $5,127 in 2006	88,969	61,157

	$1,241,402	$1,161,244

Note 7. Stock-based Compensation
As of June 30, 2007, there were 2.5 million options outstanding, compared with 2.4 million at June 30, 2006. Related to the acquisition of FICN, 389,000 replacement options with a weighted average exercise price of $7.13 were issued. These replacement options have a total fair value of $10.1 million, were fully vested as of the grant date and were included in the purchase price.
For the three and six months ended June 30, 2007, the Company recognized stock-based compensation expense related to all options of $0.4 million and $0.8 million, respectively, as compared to $0.2 million and $0.3 million, respectively, for the three and six months ended June 30, 2006.
For the three months ended June 30, 2007, 47,800 shares of restricted stock were issued. The Company estimates the compensation cost for restricted stock grants based upon the grant date fair value. These restricted stock grants have a three year vesting period.
There were 427,000 and 229,000 restricted shares outstanding at June 30, 2007 and 2006, respectively. For the three and six months ended June 30, 2007, the Company recognized stock-based compensation of $0.9 million and $1.8 million, respectively, compared to $0.4 million and $0.6 million, respectively, for the three and six months ended June 30, 2006 related to the Company’s restricted stock plan.
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
The Company would recognize interest accrued related to unrecognized tax benefits in tax expense. The Company has not recognized or accrued any interest or penalties for the periods ended June 30, 2007 and 2006.
Note 9. Segment Information
The following is a summary of selected operating segment information as of and for the periods ended June 30, 2007 and 2006:

Western Alliance Bancorporation and Subsidiaries
Notes to Unaudited Consolidated Financial Statements

Note 9. Segment Information (continued)

	Bank	Alliance Bank	Torrey Pines	Alta Alliance	First Independent		Intersegment	Consolidated
(in millions)	of Nevada	of Arizona	Bank	Bank	Bank	Other	Eliminations	Company

At June 30, 2007:
Assets	$2,921.8	$755.9	$611.2	$71.0	$539.3	$19.8	$(172.2)	$4,746.8
Gross loans and deferred fees	2,117.4	524.2	435.4	22.1	309.8	—	(20.0)	3,388.9
Less: Allowance for loan losses	(22.2)	(6.3)	(4.5)	(0.2)	(3.7)	—	—	(36.9)

Net loans	2,095.2	517.9	430.9	21.9	306.1	—	(20.0)	3,352.0

Deposits	2,171.6	662.0	523.8	48.5	414.0	—	(4.1)	3,815.8
Stockholders’ equity	354.1	53.6	41.5	23.0	123.8	(76.6)	—	519.4

Number of branches	13	10	6	2	4	—	—	35
Number of full-time employees	542	145	116	31	100	66	—	1,000
(in thousands)
Three Months Ended June 30, 2007:
Net interest income	$28,326	$7,279	$6,176	$473	$5,122	$(1,550)	$—	$45,826
Provision for loan losses	1,427	545	45	104	(109)	—	—	2,012

Net interest income after provision for loan losses	26,899	6,734	6,131	369	5,231	(1,550)	—	43,814
Gain/(loss) on sale of securities	—	—	—	—	—	—	—	—
Mark-to-market losses (net)	(2,907)	(440)	(419)	—	—	—	—	(3,766)
Noninterest income	3,001	611	451	92	220	2,136	(492)	6,019
Noninterest expense	(16,330)	(5,842)	(4,417)	(1,445)	(3,273)	(3,459)	492	(34,274)

Income before income taxes	10,663	1,063	1,746	(984)	2,178	(2,873)	—	11,793
Income tax expense	3,343	398	770	(394)	730	(1,000)	—	3,847

Net income	$7,320	$665	$976	$(590)	$1,448	$(1,873)	$—	$7,946

Six Months Ended June 30, 2007:
Net interest income	$57,292	$13,973	$12,032	$852	$5,122	$(2,589)	$—	$86,682
Provision for loan losses	1,714	545	167	136	(109)	—	—	2,453

Net interest income after provision for loan losses	55,578	13,428	11,865	716	5,231	(2,589)	—	84,229
Gain/(loss) on sale of securities	(5)	—	—	—	—	289	—	284
Mark-to-market losses (net)	(2,921)	(440)	(418)	—	—	—	—	(3,779)
Noninterest income	5,942	1,142	898	173	220	3,986	(753)	11,608
Noninterest expense	(31,383)	(11,241)	(8,741)	(2,768)	(3,273)	(6,542)	753	(63,195)

Income before income taxes	27,211	2,889	3,604	(1,879)	2,178	(4,856)	—	29,147
Income tax expense	8,852	1,109	1,497	(752)	730	(1,638)	—	9,798

Net income	$18,359	$1,780	$2,107	$(1,127)	$1,448	$(3,218)	$—	$19,349

Western Alliance Bancorporation and Subsidiaries
Notes to Unaudited Consolidated Financial Statements

Note 9. Segment Information (continued)

	Bank	Alliance Bank	Torrey Pines		Intersegment	Consolidated
(in millions)	of Nevada	of Arizona	Bank	Other	Eliminations	Company

At June 30, 2006:
Assets	$2,841.6	$605.3	$478.1	$27.8	$(63.2)	$3,889.6
Gross loans and deferred fees	1,907.2	494.4	381.0	—	(10.0)	2,772.6
Less: Allowance for loan losses	(22.1)	(6.1)	(4.0)	—	—	(32.2)

Net loans	1,885.1	488.3	377.0	—	(10.0)	2,740.4

Deposits	2,320.8	494.0	397.7	—	(14.1)	3,198.4
Stockholders’ equity	318.9	47.9	36.5	(36.2)	—	367.1

Number of branches	14	7	5	—	—	26
Number of full-time employees	441	136	96	44	—	717
(in thousands)
Three Months Ended June 30, 2006:
Net interest income	$28,663	$6,382	$5,551	$(1,053)	$—	$39,543
Provision for loan losses	1,927	148	381	—	—	2,456

Net interest income after provision for loan losses	26,736	6,234	5,170	(1,053)	—	37,087
Noninterest income	1,873	665	408	15,033	(13,497)	4,482
Noninterest expense	(13,133)	(4,849)	(3,598)	(3,320)	330	(24,570)

Income before income taxes	15,476	2,050	1,980	10,660	(13,167)	16,999
Income tax expense	5,314	807	816	(815)	—	6,122

Net income	$10,162	$1,243	$1,164	$11,475	$(13,167)	$10,877

Six Months Ended June 30, 2006:
Net interest income	$47,357	$12,177	$10,528	$(1,125)	$—	$68,937
Provision for loan losses	1,714	682	602	—	—	2,998

Net interest income after provision for loan losses	45,643	11,495	9,926	(1,125)	—	65,939
Noninterest income	3,490	1,031	675	25,533	(22,750)	7,979
Noninterest expense	(23,158)	(9,235)	(6,785)	(5,574)	662	(44,090)

Income before income taxes	25,975	3,291	3,816	18,834	(22,088)	29,828
Income tax expense	8,774	1,284	1,562	(1,107)	—	10,513

Net income	$17,201	$2,007	$2,254	$19,941	$(22,088)	$19,315

Western Alliance Bancorporation and Subsidiaries
Notes to Unaudited Consolidated Financial Statements

Note 10. Interest Rate Swaps
During the quarter ended June 30, 2007, the Company entered into two interest rate swaps to lock in the interest cash inflows on certain of its floating-rate securities. The interest rate swaps have an aggregate notional amount of $50 million. The estimated aggregate fair value of this agreement at June 30, 2007, was a liability of approximately $239,000, which is included in other long-term liabilities in the Company’s balance sheet.
Note 11. Subsequent Events
On July 12, 2007, the Company announced the formation of PartnersFirst Affinity Services, a division of its Torrey Pines Bank affiliate. PartnersFirst will focus on affinity credit card marketing using an innovative model and approach.
On July 25, 2007, the Company called junior subordinated debt with a carrying value of $15.9 million. The interest rate on the debt was equal to the six-month LIBOR plus 3.75%.
On July 31, 2007, the Company acquired a majority interest in Shine Investment Advisory Services (“Shine”), a registered investment advisor in Denver, Colorado. Shine had approximately $400 million in assets under management at June 30, 2007.

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
Overview
During the second quarter of 2007, our earnings were challenged by slow balance sheet growth and certain non-recurring items. We continue to explore and invest in new and expanded business lines and products, including cash management services, credit cards, wealth management and equipment leasing. Organic loan growth for the quarter ended June 30, 2007 was $52.9 million, or 1.6%, as compared to $181.6 million, or 9.3% for the same period in 2006. Gross loans acquired in the FICN merger were $292.8 million. There was an organic decline in deposits of $33.3 million, or 0.9%, for the three months ended June 30, 2007, compared to organic growth of $57.5 million, or 2.3% for the same period in 2006. Total deposits acquired in the FICN merger were $402.9 million. We reported net income of $7.9 million, or $0.25 per diluted share, for the quarter ended June 30, 2007, as compared to $10.9 million, or $0.38 per diluted share, for the same period in 2006. The decrease in earnings is primarily due to after-tax charges of $2.5 million related to mark-to-market securities losses under FAS 159, a $1.2 million provision expense resulting from charge-offs on loans from acquired branches, and $0.5 million in merger-related charges. The provision for loan losses decreased $0.4 million from the three months ended June 30, 2006 to the same period in 2007, primarily due to the lower loan growth. Non-interest income for the quarter ended June 30, 2007 increased 34.3% from the same period in the prior year, due to increases in trust and investment advisory fees, service charges and income from bank owned life insurance. Non-interest expense for the quarter ended June 30, 2007 increased 39.5% from the same period in 2006, due primarily to increases in salaries and benefits, occupancy and customer service costs caused by continued branch expansion and the acquisition of First Independent Bank of Nevada.

SFAS 159 and 157 were adopted by the Company on January 1, 2007. A detailed explanation of the adoptions is included in Note 2 of the financial statements.
Selected financial highlights are presented in the table below.
Western Alliance Bancorporation and
Subsidiaries
Summary Consolidated Financial Data
Unaudited

	At or for the three months			For the six months
	ended June 30,			ended June 30,
	2007	2006	Change %	2007	2006	Change %

Selected Balance Sheet Data:
($ in millions)
Total assets	$4,746.8	$3,889.6	22.0%
Gross loans, including net deferred fees	3,388.9	2,772.7	22.2
Securities	685.6	586.9	16.8
Federal funds sold	73.0	86.8	(15.9)
Deposits	3,815.8	3,198.4	19.3
Customer repurchase agreements	195.7	138.5	41.3
Borrowings	90.8	88.1	3.1
Junior subordinated and subordinated debt	110.2	81.9	34.6
Stockholders’ equity	519.5	367.1	41.5

Selected Income Statement Data:
($ in thousands)
Interest income	$76,846	$59,382	29.4%	$144,159	$101,578	41.9%
Interest expense	31,020	19,839	56.4	57,477	32,641	76.1

Net interest income	45,826	39,543	15.9	86,682	68,937	25.7
Provision for loan losses	2,012	2,456	(18.1)	2,453	2,998	(18.2)

Net interest income after provision for loan losses	43,814	37,087	18.1	84,229	65,939	27.7
Investment securities gains, net	—	—	NA	284	—
Unrealized gain/loss on assets and liabilities measured at fair value, net	(3,766)	—	(100.0)	(3,779)	—	(100.0)
Non-interest income, excluding gains/losses on securities	6,019	4,482	34.3	11,608	7,979	45.5
Non-interest expense	34,274	24,570	39.5	63,195	44,090	43.3

Income before income taxes	11,793	16,999	(30.6)	29,147	29,828	(2.3)
Income tax expense	3,847	6,122	(37.2)	9,798	10,513	(6.8)

Net Income	$7,946	$10,877	(26.9)	$19,349	$19,315	0.2

Memo: Intangible asset amortization expense, net of tax	$557	$201	177.1	$814	$257	216.7

Western Alliance Bancorporation and Subsidiaries
Summary Consolidated Financial Data (Continued)
Unaudited

	At or for the three months			For the six months
	ended June 30,			ended June 30,
	2007	2006	Change %	2007	2006	Change %

Common Share Data:
Diluted net income per share	0.25	0.38	(34.2)	0.63	0.71	(11.3)
Book value per share	17.24	13.81	24.8
Tangible book value per share (2)	9.73	8.52	14.2
Average shares outstanding (in thousands):
Basic	29,666	26,295	12.8	28,308	24,589	15.1
Diluted	31,835	28,983	9.8	30,509	27,169	12.3
Common shares outstanding	30,128	26,586	13.3

Selected Performance Ratios:
Return on average assets (1)	0.68%	1.16%	(41.4)%	0.89%	1.18%	(24.6)%
Return on average tangible assets (1)	0.71	1.20	(40.8)	0.93	1.20	(22.5)
Return on average stockholders’ equity (1)	6.15	12.02	(48.8)	8.37	12.72	(34.2)
Return on average tangible stockholders’ equity (1)	10.84	18.63	(41.8)	13.75	16.30	(15.6)
Net interest margin (1)	4.52	4.72	(4.2)	4.55	4.64	(1.9)
Net interest spread	3.42	3.62	(5.5)	3.41	3.56	(4.2)
Efficiency ratio — tax equivalent basis	64.23	55.74	15.2	63.16	57.14	10.5
Loan to deposit ratio	88.81	86.69	2.4

Capital Ratios:
Tangible Common Equity	6.3%	5.9%	6.8%
Tier 1 Leverage ratio	8.2	8.3	(1.2)
Tier 1 Risk Based Capital	8.9	9.3	(4.3)
Total Risk Based Capital	10.7	11.0	(2.7)

Asset Quality Ratios:
Net charge-offs to average loans outstanding (1)	0.31%	0.07%	342.9%	0.18%	0.03%	500.0%
Non-accrual loans to gross loans	0.02	0.00	NA
Non-accrual loans to total assets	0.02	0.00	NA
Loans past due 90 days and still accruing to total loans	0.19	0.01	1,800.0
Allowance for loan losses to gross loans	1.09	1.16	(6.0)
Allowance for loan losses to non-accrual loans	5152.86%	160790.00%	(96.8)

(1)	Annualized for the three and six month periods ended June 30, 2007 and 2006.

(2)	Represents book value per share net of goodwill and other intangible assets decreased by the related deferred tax liability.
Primary Factors in Evaluating Financial Condition and Results of Operations
As a bank holding company, we focus on several factors in evaluating our financial condition and results of operations, including:

•	Return on Average Equity (ROE) and Return on Tangible Average Equity (ROTE);

•	Return on Average Assets (ROA) and Return on Average Tangible Assets (ROTA);

•	Asset Quality;

•	Asset and Deposit Growth; and

•	Operating Efficiency.
Return on Average Equity. Our net income for the three months ended June 30, 2007 decreased 26.9% to $7.9 million compared to $10.9 million for the three months ended June 30, 2006. The decrease in net income was due primarily to after-tax charges of $2.5 million related to unrealized losses on securities measured at fair value under FAS 159, $1.2 million provision expense resulting from charge-offs on loans from acquired branches, and $0.5 million in merger-related charges. Basic earnings per share decreased to $0.27 per share for the three months ended June 30, 2007 compared to $0.41 per share for the same period in 2006. Diluted earnings per share was $0.25 per share for the three month period ended June 30, 2007, compared to $0.38 per share for the same period in 2006. The decrease in net income and the increase in equity resulted in an ROE of 6.15% for the three months ended June 30, 2007 compared to 12.02% for the three months ended June 30, 2006. ROTE decreased 41.8% to 10.84%.
Our net income for the six months ended June 30, 2007 remained flat at $19.3 million compared to the six months ended June 30, 2006. Basic earnings per share decreased to $0.68 per share for the six months ended June 30, 2007 compared to $0.79 per share for the same period in 2006. Diluted earnings per share was $0.63 per share for the six month period ended June 30, 2007, compared to $0.71 per share for the same period in 2006. The flat net income combined with the increase in equity resulted in an ROE and ROTE of 8.37% and 13.75%, respectively, for the six months ended June 30, 2007 compared to 12.72% and 16.30%, respectively, for the six months ended June 30, 2006.
Return on Average Assets. Our ROA for the three and six months ended June 30, 2007 decreased to 0.68% and 0.89%, respectively, compared to 1.16% and 1.18%, respectively, for the same periods in 2006. The ROTA for the three and six months ended June 30, 2007 decreased to 0.71% and 0.93%, respectively, compared to 1.20% for both periods in 2006. The decreases in ROA and ROTA are primarily due to the decreases in net income as discussed above.
Asset Quality. For all banks and bank holding companies, asset quality plays a significant role in the overall financial condition of the institution and results of operations. We measure asset quality in terms of non-accrual and restructured loans and assets as a percentage of gross loans and assets, and net charge-offs as a percentage of average loans. Net charge-offs are calculated as the difference between charged-off loans and recovery payments received on previously charged-off loans. As of June 30, 2007, non-accrual loans were $717,000 compared to $20,000 at June 30, 2006. Non-accrual loans as a percentage of gross loans were 0.02% as of June 30, 2007, compared to less than 0.01% as of June 30, 2006. For the three and six months ended June 30, 2007, net charge-offs as a percentage of average loans were 0.31% and 0.18%, respectively. For the same periods in 2006, net charge-offs as a percentage of average loans were 0.07% and 0.03%.

Asset Growth. The ability to produce loans and generate deposits is fundamental to our asset growth. Our assets and liabilities are comprised primarily of loans and deposits, respectively. Total assets increased 22.0% to $4.75 billion as of June 30, 2007 from $3.89 billion as of June 30, 2006. Gross loans grew 22.2% (8.4% organically) to $3.39 billion as of June 30, 2007 from $2.77 billion as of June 30, 2006. Total deposits increased 19.3% (6.7% organically) to $3.82 billion as of June 30, 2007 from $3.20 billion as of June 30, 2006.
Operating Efficiency. Operating efficiency is measured in terms of how efficiently income before income taxes is generated as a percentage of revenue. Our tax-equivalent efficiency ratio (non-interest expenses divided by the sum of net interest income and non interest income, tax adjusted) was 64.23% for the three months ended June 30, 2007, compared to 55.74% for the same period in 2006. Our tax-equivalent efficiency ratios for the six months ended June 30, 2007 and 2006 were 63.16% and 57.14%, respectively. We recently implemented an initiative designed to reduce our efficiency ratio, which will include more efficient deployment of FTE and increased automation.
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
The Company elected early adoption of SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities, effective January 1, 2007. See further discussion at Note 2 to the consolidated financial statements.
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
The Company would recognize interest accrued related to unrecognized tax benefits in tax expense. The Company has not recognized or accrued any interest or penalties for the periods ended June 30, 2007 and 2006.

A material estimate that is particularly susceptible to significant change is the fair value of collateralized debt obligations.
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
The following table sets forth a summary financial overview for the three and six months ended June 30, 2007 and 2006:

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2007	2006	Increase	2007	2006	Increase
			(in thousands, except per share amounts)
Consolidated Statement of Earnings Data:
Interest income	$76,846	$59,382	$17,464	$144,159	$101,578	$42,581
Interest expense	31,020	19,839	11,181	57,477	32,641	24,836

Net interest income	45,826	39,543	6,283	86,682	68,937	17,745
Provision for loan losses	2,012	2,456	(444)	2,453	2,998	(545)

Net interest income after provision for loan losses	43,814	37,087	6,727	84,229	65,939	18,290
Other income	6,019	4,482	1,537	11,608	7,979	3,629
Investment securities gains, net	—	—	—	284	—	284
Unrealized gain (loss) on assets and liabilities measured at fair value, net	(3,766)	—	(3,766)	(3,779)	—	(3,779)
Other expense	34,274	24,570	9,704	63,195	44,090	19,105

Net income before income taxes	11,793	16,999	(5,206)	29,147	29,828	(681)
Income tax expense	3,847	6,122	(2,275)	9,798	10,513	(715)

Net income	$7,946	$10,877	$(2,931)	$19,349	$19,315	$34

Diluted earnings per share	$0.25	$0.38	$(0.13)	$0.63	$0.71	$(0.08)

The 26.9% decrease in net income for the three months ended June 30, 2007 compared to the same period in 2006 was attributable primarily to after-tax charges of $2.5 million related to unrealized losses on securities measured at fair value under FAS 159, provision expense resulting from charge-offs on loans from acquired branches, and $0.5 million in merger-related charges. Net income for the six months ended June 30, 2007 and June 30, 2006 remained flat at $19.3 million, which is due to the above mentioned items as well.

Net Interest Income and Net Interest Margin. The 15.9% increase in net interest income for the three months ended June 30, 2007 compared to the same period in 2006 was due to an increase in interest income of $6.3 million, reflecting the effect of an increase of $733.7 million in average interest-bearing assets which was primarily funded with an increase of $726.0 million in average deposits, of which $43.0 million was non-interest bearing.
Net interest income for the six months ended June 30, 2007 increased 25.7% over the same period in 2006. This was due to an increase in interest income of $42.6 million, reflecting the effect of an increase of $862.1 million in average interest-bearing assets which was primarily funded with an increase of $845.2 million in average deposits, of which $106.4 million was non-interest bearing.
The average yield on our interest-earning assets was 7.56% and 7.54% for the three and six months ended June 30, 2007, respectively, compared to 7.09% and 6.82% for the same periods in 2006. The increase in the yield on our interest-earning assets is primarily a result of an increase in market rates, repricing on our adjustable rate loans, and new loans originated with higher interest rates due to the higher interest rate environment.
The cost of our average interest-bearing liabilities increased to 4.14% and 4.13% in the three and six months ended June 30, 2007, respectively, from 3.47% and 3.26% in the three and six months ended June 30, 2006, respectively, which is a result of higher rates paid on deposit accounts and borrowings, partially offset by a reduction in interest expense related to the adoption of FAS 159.
Average Balances and Average Interest Rates. The tables below set forth balance sheet items on a daily average basis for the three and six months ended June 30, 2007 and 2006 and present the daily average interest rates earned on assets and the daily average interest rates paid on liabilities for such periods. Non-accrual loans have been included in the average loan balances. Securities include securities available for sale, securities held to maturity and securities carried at market value pursuant to the adoption of FAS 159. Securities available for sale are carried at amortized cost for purposes of calculating the average rate received on taxable securities above. Yields on tax-exempt securities and loans are computed on a tax equivalent basis.

	Three Months Ended June 30,
($ in thousands)	2007			2006
			Average			Average
	Average		Yield/Cost	Average		Yield/Cost
	Balance	Interest	(6)	Balance	Interest	(6)
Earning assets
Securities:
Taxable	$589,735	$8,251	5.61%	$599,310	$6,429	4.30%
Tax-exempt (1)	52,315	688	8.00%	10,081	116	6.68%

Total securities	642,050	8,939	5.81%	609,391	6,545	4.34%
Federal funds sold and other	36,034	509	5.67%	47,823	619	5.19%
Loans (1) (2) (3)	3,402,596	67,193	7.92%	2,688,362	52,004	7.76%
Investment in restricted stock	16,986	205	4.84%	18,396	214	4.67%

Total earnings assets	4,097,666	76,846	7.56%	3,363,972	59,382	7.09%
Non-earning Assets
Cash and due from banks	104,976			109,484
Allowance for loan losses	(37,792)			(30,048)
Bank-owned life insurance	85,566			54,376
Other assets	405,603			249,458

Total assets	$4,656,019			$3,747,242

Interest bearing liabilities
Sources of Funds
Interest-bearing deposits:
Interest checking	269,838	1,663	2.47%	265,212	1,703	2.58%
Savings and money market	1,646,757	15,715	3.83%	1,176,374	8,818	3.01%
Time deposits	692,653	8,454	4.90%	484,640	4,896	4.05%

Total interest-bearing deposits	2,609,248	25,832	3.97%	1,926,226	15,417	3.21%
Short-term borrowings	241,415	2,677	4.45%	220,515	2,476	4.50%
Long-term debt	47,786	639	5.36%	88,090	808	3.68%
Junior sub. and subordinated debt	110,301	1,872	6.81%	56,818	1,138	8.03%

Total interest-bearing liabilities	3,008,750	31,020	4.14%	2,291,649	19,839	3.47%
Non-interest bearing liabilities
Noninterest-bearing demand deposits	1,106,755			1,063,756
Other liabilities	22,284			28,919
Stockholders’ equity	518,230			362,918

Total liabilities and stockholders’ equity	$4,656,019			$3,747,242

Net interest income and margin (4)		$45,826	4.52%		$39,543	4.72%

Net interest spread (5)			3.42%			3.62%

(1)	Yields on loans and securities have been adjusted to a tax equivalent basis.

(2)	Net loan fees of $1,698 and $2,191 are included in the yield computation for June 30, 2007 and 2006, respectively.

(3)	Includes average non-accrual loans of $1,503 in 2007 and $20 in 2006.

(4)	Net interest margin is computed by dividing net interest income by total average earning assets.

(5)	Net interest spread represents average yield earned on interest-earning assets less the average rate paid on interest-bearing liabilities.

(6)	Annualized.

	Six Months Ended June 30,
($ in thousands)	2007			2006
			Average			Average
	Average		Yield/Cost	Average		Yield/Cost
	Balance	Interest	(6)	Balance	Interest	(6)
Earning Assets
Securities:
Taxable	$554,778	$15,290	5.56%	$608,200	$12,956	4.30%
Tax-exempt (1)	45,126	1,133	7.69%	32,248	579	5.18%

Total securities	599,904	16,423	5.72%	640,448	13,535	4.34%
Federal funds sold and other	37,891	1,042	5.55%	37,917	902	4.80%
Loans (1) (2) (3)	3,215,937	126,213	7.91%	2,313,970	86,758	7.56%
Investment in restricted stock	17,155	481	5.65%	16,434	383	4.70%

Total earnings assets	3,870,887	144,159	7.54%	3,008,769	101,578	6.82%
Non-earning Assets
Cash and due from banks	102,066			96,335
Allowance for loan losses	(35,704)			(25,936)
Bank-owned life insurance	83,985			53,219
Other assets	347,939			176,774

Total assets	$4,369,173			$3,309,161

Interest Bearing Liabilities
Sources of Funds Interest-bearing deposits:
Interest checking	260,082	3,275	2.54%	193,466	1,920	2.00%
Savings and money market	1,516,035	28,660	3.81%	1,077,155	15,329	2.87%
Time deposits	653,088	15,770	4.87%	419,856	8,092	3.89%

Total interest-bearing deposits	2,429,205	47,705	3.96%	1,690,477	25,341	3.02%
Short-term borrowings	225,029	5,066	4,54%	201,122	4,174	4.19%
Long-term debt	47,537	1,155	4.90%	80,841	1,421	3.54%
Junior sub. and subordinated debt	106,197	3,551	6.74%	43,944	1,705	7.82%

Total interest-bearing liabilities	2,807,968	57,477	4.13%	2,016,384	32,641	3.26%
Non-interest Bearing Liabilities
Noninterest-bearing demand deposits	1,072,149			965,715
Other liabilities	22,635			20,826
Stockholders’ equity	466,421			306,236

Total liabilities and stockholders’ equity	$4,369,173			$3,309,161

Net interest income and margin (4)		$86,682	4.55%		$68,937	4.64%

Net interest spread (5)			3.41%			3.56%

(1)	Yields on loans and securities have been adjusted to a tax equivalent basis.

(2)	Net loan fees of $2,906 and $3,662 are included in the yield computation for June 30, 2007 and 2006, respectively.

(3)	Includes average non-accrual loans of $1,321 in 2007 and $71 in 2006.

(4)	Net interest margin is computed by dividing net interest income by total average earning assets.

(5)	Net interest spread represents average yield earned on interest-earning assets less the average rate paid on interest-bearing liabilities.

(6)	Annualized.

Net Interest Income. The table below demonstrates the relative impact on net interest income of changes in the volume of earning assets and interest-bearing liabilities and changes in rates earned and paid by us on such assets and liabilities. For purposes of this table, non-accrual loans have been included in the average loan balances.

	Three Months Ended June 30,			Six Months Ended June 30,
	2007 v. 2006			2007 v. 2006
	Increase (Decrease)			Increase (Decrease)
	Due to Changes in (1)			Due to Changes in (1)
	Volume	Rate	Total	Volume	Rate	Total
			(in thousands)
Interest on securities:
Taxable	$(134)	$1,956	$1,822	$(1,472)	$3,806	$2,334
Tax-exempt	555	17	572	323	231	554
Federal funds sold	(167)	57	(110)	(1)	141	140
Loans	14,104	1,085	15,189	35,399	4,056	39,455
Other investment	(17)	8	(9)	20	78	98

Total interest income	14,341	3,123	17,464	34,269	8,312	42,581

Interest expense:
Interest checking	29	(69)	(40)	839	516	1,355
Savings and Money market	4,489	2,408	6,897	8,297	5,034	13,331
Time deposits	2,539	1,019	3,558	5,632	2,046	7,678
Short-term borrowings	232	(31)	201	538	354	892
Long-term debt	(539)	370	(169)	(809)	543	(266)
Junior subordinated debt	908	(174)	734	2,082	(236)	1,846

Total interest expense	7,658	3,523	11,181	16,579	8,257	24,836

Net increase	$6,683	$(400)	$6,283	$17,690	$55	$17,745

(1)	Changes due to both volume and rate have been allocated to volume changes.
Provision for Loan Losses. The provision for loan losses in each period is reflected as a charge against earnings in that period. The provision is equal to the amount required to maintain the allowance for loan losses at a level that, in our judgment, is adequate to absorb probable loan losses inherent in the loan portfolio.
Our provision for loan losses was $2.0 million and $2.5 million for the three and six months ended June 30, 2007, respectively, compared to $2.5 million and $3.0 million the same periods in 2006. Factors that impact the provision for loan losses are net charge-offs or recoveries, changes in the size of the loan portfolio, and the recognition of changes in current risk factors. During the three months ended June 30, 2007, we charged off three loans originated at offices we acquired in 2006. The largest of these loans was originated shortly after the merger was completed.
Non-Interest Income. We earn non-interest income primarily through fees related to:
•	Trust and investment advisory services,

•	Services provided to deposit customers, and

•	Services provided to current and potential loan customers.
The following tables present, for the periods indicated, the major categories of non-interest income, excluding securities and fair value gains/ (losses):

	Three Months Ended			Six Months Ended
	June 30,		Increase	June 30,		Increase
	2007	2006	(Decrease)	2007	2006	(Decrease)
			(in thousands)
Trust and investment advisory services	$2,137	$1,862	$275	$4,242	$3,438	$804
Service charges	1,167	867	300	2,236	1,536	700
Income from bank owned life insurance	960	609	351	1,888	1,221	667
Other	1,755	1,144	611	3,242	1,784	1,458

Non-interest income, excluding securities and fair value gains (losses)	$6,019	$4,482	$1,537	$11,608	$7,979	$3,629

The $1.5 million and $3.6 million, or 34.3% and 45.5%, respectively, increases in non-interest income excluding net investment securities gains and net unrealized gain/loss on assets and liabilities measured at fair value from the three and six months ended June 30, 2006 to the same periods in 2007 were due primarily to increases in Miller/Russell investment advisory revenues, increases in service-related charges and income from bank owned life insurance.
Assets under management at Miller/Russell and Associates were $1.58 billion at June 30, 2007, up 22.5% from $1.29 billion at June 30, 2006. At Premier Trust, assets under management increased 59.9% from $162 million to $259 million from June 30, 2006 to June 30, 2007. This growth resulted in 14.8% and 23.4% increases, respectively, in trust and advisory fee revenue for the three and six month periods ending June 30, 2007.
In the fourth quarter of 2006 we purchased $25.0 million in bank owned life insurance to help offset employee benefit costs, which resulted in increases of 57.6% and 54.6%, respectively, in BOLI income for the three and six month periods ending June 30, 2007 from the same periods in 2006.
Service charges increased 34.6% and 45.6% or $0.3 million and $0.7 million, respectively, from the three and six months ended June 30, 2006 to the same periods in 2007 due to higher deposit balances and the growth in our customer base.

Other income increased 53.4% and 81.7% from the three and six months ended June 30, 2006 to the same periods in 2007 due primarily to the growth of the company and the sale of a branch facility in the first quarter 2007.
Unrealized gains/losses on assets and liabilities measured at fair value. During the three and six month periods ended June 30, 2007, we recognized unrealized losses on assets and liabilities measured at fair value of $3.8 million. These losses are primarily the result of an increase in market yields on securities similar to those in our portfolio. We view the majority of these losses as temporary in nature since the declines in value on most of our securities were not related to a deterioration in credit profile, but rather such losses were the result of an increase in market yields.
Non-Interest Expense. The following table presents, for the periods indicated, the major categories of non-interest expense:

	Three Months Ended			Six Months Ended
	June 30,		Increase	June 30,		Increase
	2007	2006	(Decrease)	2007	2006	(Decrease)
			(in thousands)
Salaries and employee benefits	$18,821	$13,532	$5,289	$35,854	$25,109	$10,745
Occupancy	4,872	3,140	1,732	9,111	5,590	3,521
Customer service	1,897	1,963	(66)	3,220	3,212	8
Advertising and other business development	1,458	921	537	2,920	1,960	960
Legal, professional and director fees	1,167	777	390	2,211	1,422	789
Insurance	1,095	278	817	1,393	504	889
Merger expenses	747	—	747	747	—	747
Audits and exams	632	520	112	1,163	926	237
Data processing	628	521	107	1,063	867	196
Intangible amortization	557	201	356	814	257	557
Supplies	510	372	138	1,019	657	362
Correspondent and wire transfer costs	457	438	19	875	839	36
Telephone	361	251	110	701	457	244
Travel and automobile	269	196	73	556	339	217
Organizational costs	—	428	(428)	—	428	(428)
Other	803	1,032	(229)	1,548	1,523	25

	$34,274	$24,570	$9,704	$63,195	$44,090	$19,105

Non-interest expense grew $9.7 million and $19.1 million, respectively, from the three and six months ended June 30, 2006 to the same periods in 2007. These increases are attributable to our overall growth, and specifically to merger and acquisition activity, the opening of new branches and hiring of new relationship officers and other employees. At June 30, 2007, we had 1,000 full-time equivalent employees compared to 717 at June 30, 2006, including 95 employees added from FIB. During the twelve months ended June 30, 2007, 11 banking branches were opened or acquired and 2 were closed. The increase in salaries expenses related to the above totaled $5.3 million and $10.8 million, respectively, which is 54.5% and 56.3%, respectively, of the total increases in non-interest expenses.

Other non-interest expense increased, in general, as a result of the growth in assets and operations for our five banking subsidiaries.
Financial Condition
Total Assets
On a consolidated basis, our total assets as of June 30, 2007 and December 31, 2006 were $4.75 billion and $4.17 billion, respectively. The overall increase from December 31, 2006 to June 30, 2007 of $577.2 million, or 13.8%, was due primarily to the acquisition of First Independent Capital of Nevada on March 31, 2007. On that date, FICN had gross loans of $292.8 million and total assets of $530.8 million. Assets experienced organic growth during the same period of $46.4 million, or 1.1%, including loan growth of $92.9 million, or 3.1%.
Loans
Our gross loans including deferred loan fees on a consolidated basis as of June 30, 2007 and December 31, 2006 were $3.39 billion and $3.00 billion, respectively. Our overall growth in loans from December 31, 2006 to June 30, 2007 reflects our acquisition of FICN and is consistent with our focus and strategy to grow our loan portfolio by focusing on markets which we believe have attractive growth prospects.
The following table shows the amounts of loans outstanding by type of loan at the end of each of the periods indicated.

	June 30,	December 31,
	2007	2006
	(in thousands)
Construction and land development	$765,357	$715,546
Commercial real estate	1,437,901	1,232,260
Residential real estate	436,607	384,082
Commercial and industrial	709,207	645,469
Consumer	46,896	29,561
Net deferred loan fees	(7,028)	(3,696)

Gross loans, net of deferred fees	3,388,940	3,003,222
Less: Allowance for loan losses	(36,946)	(33,551)

	$3,351,994	$2,969,671

Non-Performing Assets
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

	June 30,	December 31,
	2007	2006
	($ in thousands)
Total non-accrual loans	$717	$1,417
Other impaired loans	816	839
Loans past due 90 days or more and still accruing	6,431	794
Restructured loans	—	—
Other real estate owned (OREO)	—	—
Non-accrual loans to gross loans	0.02%	0.05%
Loans past due 90 days or more and still accruing to total loans	0.19	0.03
Interest income received on nonaccrual loans	$19	$120
Interest income that would have been recorded under the original terms of the loans	80	147
As of June 30, 2007 and December 31, 2006, non-accrual loans totaled $717 and $1,417, respectively. Non-accrual loans at June 30, 2007 consisted of 11 loans.
Loans past due 90 days or more and still accruing increased to $6,431 at June 30, 2007 from $794 at June 30, 2006. These loans are generally well secured and in the process of collection.
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
The following table summarizes the activity in our allowance for loan losses for the periods indicated:

	Three months ended		Six months ended
	June 30,		June 30,
	2007	2006	2007	2006
		($ in thousands)
Allowance for loan losses:
Balance at beginning of period	$37,519	$27,689	$33,551	$21,192
Acquisitions	83	2,488	3,789	8,365
Provisions charged to operating expenses	2,012	2,456	2,453	2,998
Recoveries of loans previously charged-off:
Construction and land development	—	—	—	—
Commercial real estate	—	—	—	—
Residential real estate	—	—	—	5
Commercial and industrial	83	99	154	227
Consumer	9	21	17	51

Total recoveries	92	120	171	283
Loans charged-off:
Construction and land development	—	—	—	—
Commercial real estate	—	—	—	—
Residential real estate	—	—	—	—
Commercial and industrial	2,727	594	2,818	677
Consumer	33	1	200	3

Total charged-off	2,760	595	3,018	680
Net charge-offs	2,668	475	2,847	397

Balance at end of period	$36,946	$32,158	$36,946	$32,158

Net charge-offs to average loans outstanding	0.31%	0.07%	0.18%	0.03%
Allowance for loan losses to gross loans	1.09	1.16
Net charge-offs totaled $2,668 and $475 for the three months ended June 30, 2007 and 2006, respectively. For the six months ended June 30, 2007 and 2006, net charge-offs totaled $2,847 and $397, respectively. The provision for loan losses totaled $2.0 million and $2.5 million for the three and six months ended June 30, 2007, respectively, compared to $2.5 million and $3.0 million for the same periods in 2006.
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
During the three months ended June 30, 2007, the Company elected the FVO for two newly acquired financial instruments. These financial instruments and the reasons for the election are as follows:
•	Collateralized debt obligation

•	Fixed-rate term advance from the Federal Home Loan Bank
The collateralized debt obligation, with a par value of $5.0 million, carries a rate of interest that floats with the three-month LIBOR. The election of the FVO will allow the Company to better reflect the potential market value volatility of this instrument in its consolidated financial statements.
The fixed-rate term advance from the Federal Home Loan Bank, with a par value of $30.0 million, has an interest rate of 4.91% and is due in May 2010. The Company secured this advance primarily as a means of hedging a portion of the market value risk inherent in our securities measured at fair value portfolio.
Premises and Equipment
As of June 30, 2007, premises and equipment totaled $131.2 million, compared to $99.9 million as of December 31, 2006. The FICN acquisition on March 30, 2007 represented $17.8 million of this increase while the remaining increase was the result of continued expansion among our bank affiliates. We anticipate less expansion activity in the near future as part of our overall initiative to reduce our efficiency ratio.
Goodwill and other intangible assets
As a result of the acquisition of FICN, we recorded goodwill of $72.4 million and a core deposit intangible asset of $17.8 million. These amounts are subject to change when the determination of the asset and liability values is finalized within one year from the merger date.
Deposits
Deposits have historically been the primary source for funding our asset growth. As of June 30, 2007, total deposits were $3.82 billion, compared to $3.40 billion as of December 31, 2006. Deposits acquired as a result of the acquisition of FICN totaled $402.9 million. The organic decrease in total deposits is primarily attributable to a decline in our non-interest bearing deposits from title companies. This decline is a result of reduced residential real estate activity in the markets in which we operate. We expect this trend to continue in the near future.
Although we expect deposit growth to continue to be the primary source of funding the asset growth of the Company, we anticipate augmenting our liquidity through the use of alternative sources of funding, including overnight and term advances from the Federal Home Loan Bank, repurchase agreements, subordinated debt and lines of credit.
The following table provides the average balances and weighted average rates paid on deposits for the three and six months ended June 30, 2007:

	Three months ended		Six months ended
	June 30, 2007		June 30, 2007
	Average Balance/Rate		Average Balance/Rate
		($ in thousands)
Interest checking (NOW)	$269,838	2.47%	$260,082	2.54%
Savings and money market	1,646,757	3.83	1,516,035	3.81
Time	692,653	4.90	653,088	4.87

Total interest-bearing deposits	2,609,248	3.97	2,429,205	3.96
Non-interest bearing demand deposits	1,106,755	—	1,072,149	—

Total deposits	$3,716,003	2.79%	$3,501,354	2.75%

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
The following table provides a comparison of our risk-based capital ratios and leverage ratios to the minimum regulatory requirements as of June 30, 2007.

			Adequately-		Minimum For
			Capitalized		Well-Capitalized
	Actual		Requirements		Requirements
			($ in thousands)
As of June 30, 2007	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total Capital (to Risk Weighted Assets)	441,944	10.7	330,425	8.0	413,032	10.0

Tier I Capital (to Risk Weighted Assets)	364,525	8.9	164,386	4.0	246,578	6.0

Leverage ratio (to Average Assets)	364,525	8.2	177,169	4.0	221,461	5.0

The Company and each of its banking subsidiaries met the “well capitalized” guidelines under regulatory requirements as of June 30, 2007.
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
ITEM 4. Controls and Procedures
Evaluation of Disclosure Controls
Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, the Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported in within the time periods specified in Securities and Exchange Commission rules and forms, except for the following:
Changes in Internal Control over Financial Reporting
There have not been any changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2007, which have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
     (b) A summary of our repurchases (in thousands, except average price per share) during the quarter under the $50 million stock repurchase program authorized by our Board of Directors and publicly announced on April 23, 2007, and expiring on December 31, 2008, is as follows:

			Total Shares	Approximate Dollar
			Repurchased as	Value of Shares
	Total Shares	Average Price	Part of Publicly	that May Yet
Period	Repurchased	Per Share	Announced Program	Be Purchased

April 1 - April 30	—	$—	—	$50,000,000
May 1 - May 31	—	—	—	50,000,000
June 1 - June 30	20,000	29.10	20,000	49,417,965

Total	20,000	$29.10	20,000	$49,417,965

(c) None.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Submission of Matters to a Vote of Security Holders
None
Item 5. Other Information
Not applicable.

Item 6. Exhibits

31.1	CEO Certification Pursuant to Rule 13a-14(a)/15d-a4(a).

31.2	CFO Certification Pursuant to Rule 13a-14(a)/15d-14(a).

32	CEO and CFO Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes — Oxley Act of 2002, as amended.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WESTERN ALLIANCE BANCORPORATION
Date: August 9, 2007	By:	/s/ Robert Sarver
Robert Sarver
President and Chief Executive Officer

Date: August 9, 2007	By:	/s/ Dale Gibbons
Dale Gibbons
Executive Vice President and Chief Financial Officer

Date: August 9, 2007	By:	/s/ Terry A. Shirey
Terry A. Shirey
Controller Principal Accounting Officer

EXHIBIT INDEX

31.1	CEO Certification Pursuant to Rule 13a-14(a)/15d-14(a)

31.2	CFO Certification Pursuant to Rule 13a-14(a)/15d-14(a)

32	CEO and CFO Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.