Form 10-Q
period 2007-09-30
WESTERN ALLIANCE BANCORPORATION
filed 2007-11-09
CIK 1212545

UNITED STATES SECURITIES AND EXCHANGE
COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended September 30, 2007 or

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
Common Stock Issued and Outstanding: 29,910,702 shares as of October 31, 2007.

Part I. Financial Information
ITEM I. FINANCIAL STATEMENTS
Western Alliance Bancorporation and Subsidiaries
Consolidated Balance Sheets
September 30, 2007 and December 31, 2006
(Unaudited)

	September 30,	December 31,
($ in thousands, except per share amounts)	2007	2006

Assets
Cash and due from banks	$128,899	$143,721
Federal funds sold	37,628	121,159

Cash and cash equivalents	166,527	264,880

Securities held to maturity (approximate fair value $7,098 and $95,404, respectively)	6,966	97,495
Securities available for sale	522,508	444,826
Securities measured at fair value	258,897	—
Gross loans, including net deferred loan fees	3,546,527	3,003,222
Less: Allowance for loan losses	(39,911)	(33,551)

Loans, net	3,506,616	2,969,671

Premises and equipment, net	138,415	99,859
Bank owned life insurance	87,148	82,058
Investment in restricted stock	22,355	18,483
Accrued interest receivable	21,587	17,425
Deferred tax assets, net	12,261	8,000
Goodwill	219,212	132,188
Other intangible assets, net of accumulated amortization of $2,401 and $1,457, respectively	23,908	16,042
Other assets	17,032	18,677

Total assets	$5,003,432	$4,169,604

Liabilities and Stockholders’ Equity
Liabilities
Non-interest bearing demand deposits	$1,112,065	$1,154,245
Interest bearing deposits:
Demand	259,179	246,318
Savings and money market	1,710,794	1,407,916
Time, $100 and over	641,041	524,935
Other time	69,583	67,009

	3,792,662	3,400,423
Customer repurchase agreements	204,062	170,656
Federal Home Loan Bank advances and other borrowings
One year or less	297,525	11,000
Over one year (2007 $30,195 measured at fair value)	58,825	58,011
Junior subordinated debt (2007 measured at fair value)	53,696	61,857
Subordinated debt	60,000	40,000
Accrued interest payable and other liabilities	20,749	19,078

Total liabilities	4,487,519	3,761,025

Commitments and Contingencies (Note 7)

Minority Interest	18	—

Stockholders’ Equity
Preferred stock, par value $.0001; shares authorized 20,000,000; no shares issued and outstanding 2007 and 2006	—	—
Common stock, par value $.0001; shares authorized 100,000,000; shares issued and outstanding 2007: 29,982,009; 2006: 27,084,626	3	3
Additional paid-in capital	379,173	287,553
Retained earnings	149,844	126,170
Accumulated other comprehensive loss	(13,125)	(5,147)

Total stockholders’ equity	515,895	408,579

Total liabilities and stockholders’ equity	$5,003,432	$4,169,604

See Notes to Unaudited Consolidated Financial Statements.

Western Alliance Bancorporation and Subsidiaries
Consolidated Statements of Income
Three and Nine Months Ended September 30, 2007 and 2006
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
($ in thousands, except per share amounts)	2007	2006	2007	2006

Interest income on:
Loans, including fees	$69,066	$57,508	$195,279	$144,266
Securities — taxable	9,854	6,149	24,793	19,106
Securities — nontaxable	230	131	518	708
Dividends — taxable	467	261	1,299	645
Dividends — nontaxable	498	—	1,343	—
Federal funds sold and other	358	295	1,400	1,198

Total interest income	80,473	64,344	224,632	165,923

Interest expense on:
Deposits	26,571	18,987	74,276	44,329
Short-term borrowings	4,337	3,777	9,403	7,951
Long-term borrowings	933	710	2,088	2,131
Junior subordinated debt and subordinated debt	1,858	1,594	5,409	3,299

Total interest expense	33,699	25,068	91,176	57,710

Net interest income	46,774	39,276	133,456	108,213
Provision for loan losses	3,925	953	6,378	3,950

Net interest income after provision for loan losses	42,849	38,323	127,078	104,263

Other income:
Trust and investment advisory services	2,633	1,897	6,875	5,335
Service charges	1,253	918	3,489	2,453
Income from bank owned life insurance	962	641	2,850	1,863
Other	1,092	1,175	4,334	2,958

Non-interest income, excluding securities and fair value gains (losses)	5,940	4,631	17,548	12,609

Investment securities gains, net	380	—	664	—
Unrealized gains (losses) on assets and liabilities measured at fair value, net	1,676	—	(2,103)	—

Non-interest income	7,996	4,631	16,109	12,609
Other expense:
Salaries and employee benefits	20,556	14,243	56,410	39,353
Occupancy	5,240	3,556	14,351	9,146
Customer service	1,675	1,817	4,895	5,029
Advertising and other business development	1,485	970	4,405	2,930
Insurance	884	265	2,277	769
Legal, professional and director fees	828	715	3,039	2,137
Data processing	594	353	1,657	1,220
Supplies	499	598	1,518	1,255
Correspondent and wire transfer costs	458	416	1,333	1,254
Audits and exams	433	682	1,596	1,608
Travel and automobile	404	251	960	590
Telephone	380	297	1,081	754
Intangible amortization	260	242	1,074	499
Merger expenses	—	—	747	—
Organizational costs	—	426	—	854
Other	925	226	2,473	1,749

	34,621	25,057	97,816	69,147

Income before income taxes	16,224	17,897	45,371	47,725

Minority interest	41	—	41	—
Income tax expense	5,100	6,330	14,898	16,844

Net income	$11,083	$11,567	$30,432	$30,881

Comprehensive income	$1,112	$15,088	$22,454	$31,032

Earnings per share:
Basic	$0.38	$0.44	$1.06	$1.22

Diluted	$0.35	$0.40	$0.98	$1.11

See Notes to Unaudited Consolidated Financial Statements.

Western Alliance Bancorporation and Subsidiaries
Consolidated Statements of Cash Flows
Nine Months Ended September 30, 2007 and 2006 (Unaudited)

($ in thousands)	2007	2006

Cash Flows from Operating Activities:
Net income	$30,432	$30,881
Adjustments to reconcile net income to net cash provided by operating activities:
(Increase) decrease in other assets	1,292	(544)
(Decrease) in accrued interest payable and other liabilities	(3,875)	(11,850)
Provision for loan losses	6,378	3,950
Net unrealized loss on assets and liabilities measured at fair value	2,103	—
Other, net	128	2,117

Net cash provided by operating activities	36,458	24,554

Cash Flows from Investing Activities:
Proceeds from maturities of securities	71,409	250,918
Purchases of securities	(354,312)	(23,462)
Proceeds from the sale of securities	80,366	—
Net cash received in settlement of acquisition	47,186	3,254
Net increase in loans made to customers	(255,504)	(518,329)
Purchase of premises and equipment	(29,688)	(27,392)
Proceeds from sale of premises and equipment	3,041	—
Other, net	878	1,423

Net cash (used in) investing activities	(436,624)	(313,588)

Cash Flows from Financing Activities:
Net increase (decrease) in deposits	(10,626)	188,980
Net proceeds from (repayments on) borrowings	321,007	81,528
Proceeds from issuance of junior subordinated debt and subordinated debt	20,000	40,000
Payments in redemption of trust preferred securities	(15,923)	—
Proceeds from exercise of stock options and stock warrants	2,724	2,069
Stock repurchases	(15,369)	—
Other, net	—	9,191

Net cash provided by financing activities	301,813	321,768

Increase (decrease) in cash and cash equivalents	(98,353)	32,734
Cash and Cash Equivalents, beginning of period	264,880	174,336

Cash and Cash Equivalents, end of period	$166,527	$207,070

Supplemental Disclosure of Cash Flow Information
Cash payments for interest	$90,157	$56,132
Cash payments for income taxes	$15,283	$17,265
Supplemental Disclosure of Noncash Investing and Financing Activities
Stock issued in connection with acquisition	$99,297	$104,411
See Notes to Unaudited Consolidated Financial Statements.

Western Alliance Bancorporation and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
Note 1. Nature of Business and Summary of Significant Accounting Policies
(Dollars in thousands, except per share amounts)
Nature of business
Western Alliance Bancorporation is a bank holding company providing a full range of banking services to commercial and consumer clientele through its wholly owned subsidiaries Bank of Nevada and First Independent Bank of Nevada, operating in Nevada, Alliance Bank of Arizona, operating in Arizona, Torrey Pines Bank and Alta Alliance Bank, operating in California, Miller/Russell & Associates, Inc., operating in Nevada, Arizona and Southern California, Premier Trust, Inc., operating in Nevada and Arizona and Shine Investment Advisory Services, Inc., operating in Colorado. These entities are collectively referred to herein as the Company. First Independent Bank was acquired on March 30, 2007. The Company acquired a majority interest in Shine Investment Advisory Services on July 31, 2007. The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America and general industry practices.
Use of estimates in the preparation of financial statements
The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant changes in the near term relate to the determination of the allowance for loan losses and the fair value of collateralized debt obligations (CDOs), synthetic CDOs, and related embedded derivatives.
Principles of consolidation
The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Bank of Nevada, First Independent Bank of Nevada, Alliance Bank of Arizona, Torrey Pines Bank, Alta Alliance Bank (collectively referred to herein as the Banks), Miller/Russell & Associates, Inc., Premier Trust, Inc and Shine Investment Advisory Services, Inc. All significant intercompany balances and transactions have been eliminated in consolidation.
Interim financial information
The accompanying unaudited consolidated financial statements as of September 30, 2007 and 2006 have been prepared in condensed format, and therefore do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These statements have been prepared on a basis that is substantially consistent with the accounting principles applied to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2006.
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

Western Alliance Bancorporation and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
interim financial information should be read in conjunction with the Company’s audited financial statements.
Condensed financial information as of December 31, 2006 has been presented next to the interim consolidated balance sheet for informational purposes.
Repurchase program
For the quarter ended September 30, 2007, the Company repurchased 559,900 shares of common stock on the open market with a weighted average price of $26.41 per share. The Company has the remaining authority to repurchase shares with an aggregate purchase price of $34.6 million under a share repurchase program authorized by the Board of Directors through December 31, 2008. All repurchased shares are retired as soon as is practicable after settlement.
Recent Accounting Pronouncements
In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement 109 (FIN 48), which clarifies the accounting for uncertainty in tax positions. This Interpretation provides that the tax effects from an uncertain tax position can be recognized in our financial statements only if the position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. For further discussion of the impact of FIN 48, please refer to Note 8 of these financial statements.
In September 2006, the FASB ratified the consensus of the Emerging Issues Task Force (EITF) Issue No. 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangement (EITF 06-4) applies to endorsement split dollar life insurance policies that provide a benefit to an employee that extends to postretirement periods and requires an employer to recognize a liability for future benefits over the service period based on the substantive agreement with the employee. EITF 06-4 is effective for fiscal years beginning after December 15, 2007, with early adoption permitted. We do not expect EITF 06-4 to have a material impact on our financial statements.
Derivative Financial Instruments
All derivatives are recognized on the balance sheet at their fair value. On the date the derivative contract is entered into, the Company may designate the derivative as a hedge of the variability of cash flows to be received or paid related to a recognized asset or liability “cash flow” hedge. Changes in the fair value of a derivative that is highly effective as — and that is designated and qualifies as — a cash-flow hedge are recorded in other comprehensive income, until earnings are affected by the variability of cash flows (e.g., when periodic settlements on a variable-rate asset or liability are recorded in earnings).
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

Western Alliance Bancorporation and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
determined that a derivative is not highly effective as a hedge or that it has ceased to be a highly effective hedge, the Company discontinues hedge accounting prospectively, as discussed below.
The Company discontinues hedge accounting prospectively when (1) it is determined that the derivative is no longer effective in offsetting changes in the cash flows of a hedged item (including forecasted transactions); (2) the derivative expires or is sold, terminated, or exercised; (3) the derivative is dedesignated as a hedge instrument, because it is unlikely that a forecasted transaction will occur; or (4) management determines that designation of the derivative as a hedge instrument is no longer appropriate.
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
The Company occasionally purchases a financial instrument that contains a derivative instrument that is “embedded” in the financial instrument. Upon purchasing the instrument, the Company assesses whether the economic characteristics of the embedded derivative are clearly and closely related to the economic characteristics of the remaining component of the financial instrument (i.e., the host contract) and whether a separate instrument with the same terms as the embedded instrument would meet the definition of a derivative instrument. When it is determined that (1) the embedded derivative possesses economic characteristics that are not clearly and closely related to the economic characteristics of the host contract, and (2) a separate instrument with the same terms would qualify as a derivative instrument, the embedded derivative is separated from the host contract and carried at fair value. However, in cases where (1) the host contract is measured at fair value, with changes in fair value reported in current earnings or (2) the Company is unable to reliably identify and measure an embedded derivative for separation from its host contract, the entire contract is carried on the balance sheet at fair value and is not designated as a hedging instrument.
Note 2. Fair Value Accounting
The Company elected early adoption of Statements of Financial Accounting Standards (SFAS) No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, effective January 1, 2007. Instruments for which the fair value option (FVO) was adopted and the reasons therefore are as follows:
•	Junior subordinated debt

•	All investment securities previously classified as held-to-maturity, with the exception of tax-advantaged municipal bonds

•	All fixed-rate securities previously classified as available-for-sale
The junior subordinated debt, with a balance of $61.9 million at January 1, 2007, (before the application of SFAS 159) is a primary source of funding for the Company’s held-to-maturity portfolio, which excluding tax-advantaged municipal obligations had an amortized cost of $90.5 million at the same date. The held-to-maturity portfolio consists primarily of fixed rate and hybrid adjustable rate mortgage-backed securities and collateralized mortgage obligations. The junior subordinated debt includes $20.0 million which carries a fixed rate through June 2011, with the remaining balances carrying rates which re-set at least semi-annually. This represents a natural hedge on the Company’s balance sheet, with changes in fair value of the fixed rate securities and fixed rate junior subordinated debt moving inversely from one

Western Alliance Bancorporation and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
another as market rates move up and down. The early adoption of SFAS 159 on these instruments will more accurately reflect this hedge in the Company’s consolidated financial statements. The FVO was not elected for tax-advantaged securities since the tax benefit is based upon the contractual rate paid on the security at time of purchase and does not include changes in fair value or accretion or amortization of discounts or premiums resulting from revaluation. The carrying value of these tax-advantaged securities was $7.0 million at September 30, 2007.
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
The following table provides the impact of adoption on the Company’s balance sheet as of January 1, 2007 (in thousands):

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
For the three and nine months ended September 30, 2007, gains and losses from fair value changes included in the Consolidated Statement of Income were as follows (in thousands):

Western Alliance Bancorporation and Subsidiaries
Notes to Unaudited Consolidated Financial Statements

	Changes in Fair Values for the Three and Six Month
	Periods Ended September 30, 2007 for Items Measured at Fair
	Value Pursuant to Election of the Fair Value Option
				Total
	Unrealized		Interest	Changes in
	Gain/Loss on		Expense on	Fair Values
	Assets and		Junior	Included in
	Liabilities	Interest	Subordinated	Current-
	Measured at	Income on	Debt and	Period
Description	Fair Value, Net	Securities	Borrowings	Earnings
(Three months ended September 30, 2007)
Securities measured at fair value	$2,202	$450	$—	$2,652
Junior subordinated debt	—	—	119	119
Fixed-rate term borrowings	(526)	—	—	(526)

(Nine months ended September 30, 2007)
Securities measured at fair value	$(1,908)	$1,404	$—	$(504)
Junior subordinated debt	—	—	503	503
Fixed-rate term borrowings	(195)	—	—	(195)
The difference between the aggregate fair value of $53.7 million and the aggregate unpaid principal balance of $53.6 million of junior subordinated debt was $0.1 million at September 30, 2007.
Interest income on securities measured at fair value are accounted for similarly to those classified as available for sale and held to maturity. As of January 1, 2007, a discount or premium was calculated for each security based upon the difference between the par value and the fair value at that date. These premiums and discounts are recognized in interest income over the term of the securities. For mortgage-backed securities, estimates of prepayments are considered in the constant yield calculations. Interest expense on junior subordinated debt is also determined under a constant yield calculation. As of January 1, 2007, a premium was recorded for certain junior subordinated debt offerings. These premiums are being amortized over the expected lives of the offerings.
During the nine months ended September 30, 2007, the Company elected the FVO for two newly acquired financial instruments. These financial instruments and the reasons for the election are as follows:
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
Concurrent with the adoption of SFAS 159, the Company adopted SFAS No. 157, Fair Value Measurements, effective January 1, 2007. SFAS 159 requires early adoption of SFAS 157 if the company

Western Alliance Bancorporation and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
chooses to early adopt SFAS 159. SFAS 157 provides a definition of fair value and provides a framework for calculating fair value.
The Company measures certain assets and liabilities at fair value on a recurring basis, including securities available for sale, securities measured at market value and junior subordinated debt. The fair value of these assets and liabilities were determined using the following inputs at September 30, 2007 (in thousands):

		Fair Value Measurements at Reporting Date Using:
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
Description	September 30, 2007	(Level 1)	(Level 2)	(Level 3)

Assets:
Securities available for sale	$522,508	$39,999	$441,030	$41,479
Securities measured at fair value	258,897	—	254,447	4,450
Interest rate swaps	863	—	863	—

Total	$782,268	$39,999	$696,340	$45,929

Liabilities:
Fixed-rate term borrowings	$30,195	$—	$30,195	$—
Junior subordinated debt	53,696	—	53,696	—
Interest rate swaps	436	—	436	—

Total	$84,327	$—	$84,327	$—

Fair Value Measurements Using
Significant Unobservable Inputs
(Level 3)

Securities Measured
at Fair Value
Beginning balance January 1, 2007	$—
Total gains or losses (realized/unrealized)
Included in earnings	—
Included in other comprehensive income	(10,681)
Purchases, issuances, and settlements	46,833
Transfers in and/or out of Level 3	9,777

Ending balance September 30, 2007	$45,929

The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$—

There were no Level 3 gains or losses (realized and unrealized) included in earnings for the three months ended September 30, 2007.

Western Alliance Bancorporation and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
To value securities available for sale and securities measured at fair value the Company generally utilizes matrix pricing, which is a mathematical technique widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities, but rather by relying on the securities’ similarities to other benchmark quoted securities. When matrix pricing is not deemed an appropriate method of valuation, pricing is determined using the best information available in the circumstances.
Junior subordinated debt and fixed-rate term borrowings are valued by comparing interest rates and spreads to benchmark indices offered to institutions with similar credit profiles to our own and discounting the cash flows on our borrowings using these market rates.
Interest rate swaps are priced against the LIBOR swap curve as of the end of the period.
Note 3. Merger and Acquisition Activity
Effective March 30, 2007, the Company acquired 100% of the outstanding common stock of First Independent Capital of Nevada (FICN), headquartered in Reno, Nevada. FICN was the parent company of First Independent Bank of Nevada (FIB). The tax-free merger was accomplished according to the Agreement and Plan of Merger (the Merger Agreement), dated December 19, 2006. At the date of acquisition, FIB became a wholly-owned subsidiary of the Company. As the merger closed on March 30, 2007, FIB’s results for the three months ended March 31, 2007 were not included with the Company’s results of operations. The merger increases the Company’s presence in Northern Nevada.
Total assets, loans and deposits acquired in this merger were $530.2 million, $291.2 million and $402.9 million, respectively, and are included in the Company’s consolidated balance sheet as of September 30, 2007. We also added four full service offices in Northern Nevada through this merger.
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
Effective July 31, 2007, the Company acquired 80% of the outstanding common stock of Shine Investment Advisory Services, Inc. (Shine), headquartered in Lone Tree, Colorado. Since the merger closed on July 31, 2007, Shine’s results of operations were not included prior to the closing date.
Shine’s assets under management at the date of merger were $409.9 million. The book value of total assets acquired through this merger was $0.4 million.
As provided in the purchase agreement and based on valuation amounts as of the merger date, approximately 314,000 shares of the Company’s stock at a price of approximately $25.48 were issued in connection with the Shine acquisition.

Western Alliance Bancorporation and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
For the quarter ended September 30, 2007, goodwill increased $15.0 million to $219.2 million and other intangible assets decreased $9.3 million to $23.9 million. $7.6 million of the increase in goodwill was due to the Shine acquisition. The remaining increase to goodwill and decrease to other intangible assets was due to an adjustment to the preliminary core deposit intangible valuation and other purchase accounting adjustments related to the FICN merger.
Both mergers were accounted for under the purchase method of accounting in accordance with SFAS No. 141, Business Combinations. Accordingly, the purchase price was allocated to the assets acquired and the liabilities assumed based on their estimated fair values at the merger date. Appropriate amounts and adjustments shown were recorded by FIB or Shine and included in the respective reporting segment. Certain amounts, including goodwill, are subject to change when the determination of the asset and liability values is finalized within one year from the merger date. Valuations of certain assets and liabilities of FIB and Shine will be performed with the assistance of independent valuation consultants. None of the resulting goodwill is expected to be deductible for tax purposes.
Note 4. Earnings Per Share
Diluted earnings per share is based on the weighted average outstanding common shares during each period, including common stock equivalents. Basic earnings per share is based on the weighted average outstanding common shares during the period.
Basic and diluted earnings per share, based on the weighted average outstanding shares, are summarized as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
	(in thousands, except per share amounts)
Basic:
Net income applicable to common stock	$11,083	$11,567	$30,432	$30,881
Average common shares outstanding	29,501	26,471	28,715	25,216

Earnings per share	$0.38	$0.44	$1.06	$1.22

Diluted:
Net income applicable to common stock	$11,083	$11,567	$30,432	$30,881

Average common shares outstanding	29,501	26,471	28,715	25,216
Stock option adjustment	1,196	1,407	1,141	1,386
Stock warrant adjustment	904	1,047	952	1,049
Restricted stock adjustment	102	236	108	182

Average common equivalent shares outstanding	31,703	29,161	30,916	27,833

Earnings per share	$0.35	$0.40	$0.98	$1.11

Note 5. Loans
The components of the Company’s loan portfolio as of September 30, 2007 and December 31, 2006 are as follows (in thousands):

Western Alliance Bancorporation and Subsidiaries
Notes to Unaudited Consolidated Financial Statements

	September 30,	December 31,
	2007	2006

Construction and land development	$801,667	$715,546
Commercial real estate	1,484,725	1,232,260
Residential real estate	466,786	384,082
Commercial and industrial	752,076	645,469
Consumer	49,929	29,561
Less: net deferred loan fees	(8,656)	(3,696)

	3,546,527	3,003,222
Less:
Allowance for loan losses	(39,911)	(33,551)

	$3,506,616	$2,969,671

Changes in the allowance for loan losses for the three and nine months ended September 30, 2007 and 2006 are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Balance, beginning	$36,946	$32,158	$33,551	$21,192
Acquisitions	(370)	403	3,419	8,768
Provision charged to operating expense	3,925	953	6,378	3,950
Recoveries of amounts charged off	26	21	197	305
Less amounts charged off	(616)	(425)	(3,634)	(1,105)

Balance, ending	$39,911	$33,110	$39,911	$33,110

At September 30, 2007, total impaired and non-accrual loans were $19.0 million compared with $2.3 million at December 31, 2006. Loans past due 90 days or more and still accruing were $0.8 million at September 30, 2007 and at December 31, 2006.
Note 6. Borrowed Funds
The Company has a line of credit available from the Federal Home Loan Bank (FHLB). Borrowing capacity is determined based on collateral pledged, generally consisting of securities and loans, at the time of the borrowing. The Company also has borrowings from other sources pledged by securities. A summary of the Company’s borrowings as of September 30, 2007 and December 31, 2006 follows:

Western Alliance Bancorporation and Subsidiaries
Notes to Unaudited Consolidated Financial Statements

	September 30,	December 31,
	2007	2006

Short Term
FHLB Advances (weighted average rate is 2007: 4.93% and 2006: 5.26%)	$277,525	$11,000
Securities sold under agreement to repurchase (weighted average rate is 2007: 4.45% and 2006: 4.42%)	224,062	170,656

Due in one year or less	$501,587	$181,656

Long Term
FHLB Advances (weighted average rate is 2007: 4.23% and 2006: 3.07%)	$49,195	$48,300
Other long term debt (weighted average rate is 8.79%)	9,630	9,711

Due in over one year	$58,825	$58,011

Note 7. Contingencies
In the normal course of business, the Company is involved in various legal proceedings. In the opinion of management, any liability resulting from such proceedings would not have a material adverse effect on the consolidated financial statements.
Financial instruments with off-balance sheet risk
A summary of the contract amount of the Company’s exposure to off-balance sheet risk is as follows:

	September 30,	December 31,
	2007	2006
	(in thousands)
Commitments to extend credit, including unsecured loan commitments of $235,637 in 2007 and $239,218 in 2006	$1,181,745	$1,083,854
Credit card guarantees	24,229	16,233
Standby letters of credit, including unsecured letters of credit of $14,632 in 2007 and $5,127 in 2006	85,698	61,157

	$1,291,672	$1,161,244

Note 8. Stock-based Compensation
As of September 30, 2007, there were 2.4 million options outstanding, compared with 2.3 million at September 30, 2006. Related to the acquisition of FICN, 389,000 replacement options with a weighted

Western Alliance Bancorporation and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
average exercise price of $7.13 were issued. These replacement options have a total fair value of $10.1 million, were fully vested as of the grant date and were included in the purchase price.
For the three and nine months ended September 30, 2007, the Company recognized stock-based compensation expense related to all options of $0.4 million and $1.1 million, respectively, as compared to $0.2 million and $0.5 million, respectively, for the three and nine months ended September 30, 2006.
For the three months ended September 30, 2007, 3,200 shares of restricted stock were issued. The Company estimates the compensation cost for restricted stock grants based upon the grant date fair value. These restricted stock grants have a three year vesting period.
There were approximately 419,000 and 247,000 restricted shares outstanding at September 30, 2007 and 2006, respectively. For the three and nine months ended September 30, 2007, the Company recognized stock-based compensation of $1.2 million and $3.3 million, respectively, compared to $0.5 million and $1.2 million, respectively, for the three and nine months ended September 30, 2006 related to the Company’s restricted stock plan.
Note 9. Income Taxes
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
The Company would recognize interest accrued related to unrecognized tax benefits in tax expense. The Company has not recognized or accrued any interest or penalties for the periods ended September 30, 2007 and 2006.
Note 10. Segment Information
The following is a summary of selected operating segment information as of and for the periods ended September 30, 2007 and 2006:

Western Alliance Bancorporation and Subsidiaries
Notes to Unaudited Consolidated Financial Statements

	Bank	Alliance Bank	Torrey Pines	Alta Alliance	First Independent		Intersegment	Consolidated
(in millions)	of Nevada	of Arizona	Bank	Bank	Bank	Other	Eliminations	Company

At September 30, 2007:
Assets	$3,046.1	$775.5	$686.0	$78.9	$586.0	$18.4	$(187.5)	$5,003.4
Gross loans and deferred fees	2,156.5	562.3	481.0	32.8	338.9	—	(25.0)	3,546.5
Less: Allowance for loan losses	(24.5)	(6.4)	(4.9)	(0.3)	(3.8)	—	—	(39.9)

Net loans	2,132.0	555.9	476.1	32.5	335.1	—	(25.0)	3,506.6

Deposits	2,118.8	628.4	533.8	57.1	458.0	—	(3.4)	3,792.7
Stockholders’ equity	340.4	55.8	40.5	22.6	119.8	(63.2)	—	515.9

Number of branches	15	10	7	2	4	—	—	38
Number of full-time employees	520	138	128	32	106	63	—	987
(in thousands)
Three Months Ended September 30, 2007:
Net interest income	$28,697	$7,222	$6,396	$566	$5,176	$(1,283)	$—	$46,774
Provision for loan losses	3,296	117	317	87	108	—	—	3,925

Net interest income after provision for loan losses	25,401	7,105	6,079	479	5,068	(1,283)	—	42,849
Gain on sale of securities	380	—	—	—	—	—	—	380
Mark-to-market gains (net)	1,163	194	319	—	—	—	—	1,676
Noninterest income, excluding securities and fair value gains (losses)	2,527	416	392	98	232	2,678	(403)	5,940
Noninterest expense	(15,742)	(6,035)	(4,966)	(1,379)	(3,145)	(3,757)	403	(34,621)

Income before income taxes	13,729	1,680	1,824	(802)	2,155	(2,362)	—	16,224
Minority interest	—	—	—	—	—	(41)	—	(41)
Income tax expense (benefit)	4,280	557	715	(321)	723	(854)	—	5,100

Net income (loss)	$9,449	$1,123	$1,109	$(481)	$1,432	$(1,549)	$—	$11,083

Nine Months Ended September 30, 2007:
Net interest income	$85,989	$21,195	$18,428	$1,418	$10,298	$(3,872)	$—	$133,456
Provision for loan losses	5,010	662	484	223	(1)	—	—	6,378

Net interest income after provision for loan losses	80,979	20,533	17,944	1,195	10,299	(3,872)	—	127,078
Gain on sale of securities	375	—	—	—	—	289	—	664
Mark-to-market losses (net)	(1,758)	(246)	(99)	—	—	—	—	(2,103)
Noninterest income, excluding securities and fair value gains (losses)	8,469	1,558	1,290	271	452	6,664	(1,156)	17,548
Noninterest expense	(47,125)	(17,276)	(13,707)	(4,147)	(6,418)	(10,299)	1,156	(97,816)

Income before income taxes	40,940	4,569	5,428	(2,681)	4,333	(7,218)	—	45,371
Minority interest	—	—	—	—	—	(41)	—	(41)
Income tax expense (benefit)	13,132	1,666	2,212	(1,073)	1,453	(2,492)	—	14,898

Net income (loss)	$27,808	$2,903	$3,216	$(1,608)	$2,880	$(4,767)	$—	$30,432

Western Alliance Bancorporation and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
Note 10. Segment Information (continued)

	Bank	Alliance Bank	Torrey Pines		Intersegment	Consolidated
(in millions)	of Nevada	of Arizona	Bank	Other	Eliminations	Company

At September 30, 2006:
Assets	$2,847.4	$646.2	$598.9	$464.8	$(554.5)	$4,002.8
Gross loans and deferred fees	2,002.7	535.4	401.5	—	(20.0)	2,919.6
Less: Allowance for loan losses	(22.7)	(6.0)	(4.4)	—	—	(33.1)

Net loans	1,980.0	529.4	397.1	—	(20.0)	2,886.5

Deposits	2,303.1	472.1	497.0	—	(21.9)	3,250.3
Stockholders’ equity	333.7	49.8	38.1	400.7	(429.2)	393.1
Number of branches	15	8	6	—	—	29
Number of full-time employees	470	130	105	58	—	763
(in thousands)
Three Months Ended September 30, 2006:
Net interest income	$28,540	$6,110	$5,864	$(1,238)	$—	$39,276
Provision for loan losses	680	(99)	372	—	—	953

Net interest income after provision for loan losses	27,860	6,209	5,492	(1,238)	—	38,323
Noninterest income	2,129	608	422	15,344	(13,872)	4,631
Noninterest expense	(13,722)	(4,784)	(3,842)	(3,164)	455	(25,057)

Income before income taxes	16,267	2,033	2,072	10,942	(13,417)	17,897
Income tax expense	5,398	720	808	(596)	—	6,330

Net income	$10,869	$1,313	$1,264	$11,538	$(13,417)	$11,567

Nine Months Ended September 30, 2006:
Net interest income	$75,897	$18,288	$16,393	$(2,368)	$3	$108,213
Provision for loan losses	2,393	583	974	—	—	3,950

Net interest income after provision for loan losses	73,504	17,705	15,419	(2,368)	3	104,263
Noninterest income	5,618	1,639	1,097	40,441	(36,186)	12,609
Noninterest expense	(36,880)	(14,019)	(10,627)	(8,737)	1,116	(69,147)

Income before income taxes	42,242	5,325	5,889	29,336	(35,067)	47,725
Income tax expense	14,172	2,004	2,370	(1,702)	—	16,844

Net income	$28,070	$3,321	$3,519	$31,038	$(35,067)	$30,881

Note 11. Interest Rate Swaps
During the quarter ended September 30, 2007, the Company entered into three interest rate swaps to lock in the interest cash inflows on certain of its floating-rate securities and to hedge the volatility in our securities measured at fair value. The interest rate swaps have an aggregate notional amount of $95 million. The estimated aggregate fair value of these agreements at September 30, 2007, was an asset of approximately $863,000 and a liability of approximately $436,000, which were included in other long-term assets and liabilities in the Company’s balance sheet.
Note 12. Subsequent Events
Subsequent to September 30, 2007, several prominent financial institutions disclosed large write downs in their investment and loan portfolios. The Company has $81.7 million invested in adjustable rate preferred stock and other debt issued by large financial institutions. Specifically, we have seen significant

Western Alliance Bancorporation and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
declines in the value of certain Merrill Lynch and Washington Mutual securities, with our total exposure to these two entities of $28.8 million at September 30, 2007. We are closely monitoring these securities for potential impairment.

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
Overview
During the third quarter of 2007, our earnings were challenged by difficult economic conditions and slow balance sheet growth, particularly in our deposit portfolio. We continue to explore and invest in new and expanded business lines and products, including cash management services, credit cards, wealth management and equipment leasing. Organic loan growth for the quarter ended September 30, 2007 was $157.6 million, or 4.7%, as compared to $147.0 million, or 5.3% for the same period in 2006. Deposits decreased $23.2 million, or 0.6%, for the three months ended September 30, 2007, compared to an increase of $51.9 million, or 1.6% for the same period in 2006. We reported net income of $11.1 million, or $0.35 per diluted share, for the quarter ended September 30, 2007, as compared to $11.6 million, or $0.40 per diluted share, for the same period in 2006. The decrease in earnings is primarily due to an increase of $9.6 million in non-interest expenses related to expansion efforts and a $3.0 million increase in the provision for loan losses from the previous year. The provision for loan losses increased $3.0 million from the three months ended September 30, 2006 to the same period in 2007, due to challenging economic conditions in our primary markets. Non-interest income, excluding securities and fair value gains (losses) for the quarter ended September 30, 2007 increased 28.3% from the same period in the prior year, due to increases in trust and investment advisory fees, service charges and income from bank owned life insurance. Non-interest expense for the quarter ended September 30, 2007 increased 38.2% from the same period in 2006, due primarily to increases in salaries and benefits and occupancy costs caused by continued branch expansion through the second quarter of 2007.
SFAS 159 and 157 were adopted by the Company on January 1, 2007. A detailed explanation of the adoptions is included in Note 2 of the financial statements.

Selected financial highlights are presented in the table below.
Western Alliance Bancorporation and Subsidiaries
Summary Consolidated Financial Data
Unaudited

	At or for the three months			For the nine months
	ended September 30,			ended September 30,
	2007	2006	Change %	2007	2006	Change %

Selected Balance Sheet Data:
($ in millions)
Total assets	$5,003.4	$4,002.8	25.0%
Gross loans, including net deferred fees	3,546.5	2,919.6	21.5
Securities	788.4	554.1	42.3
Federal funds sold	37.6	103.8	(63.8)
Deposits	3,792.7	3,250.3	16.7
Customer repurchase agreements	204.1	149.2	36.8
Borrowings	356.4	110.0	224.0
Junior subordinated and subordinated debt	113.7	81.9	38.8
Stockholders’ equity	515.9	393.1	31.2

Selected Income Statement Data:
($ in thousands)
Interest income	$80,473	$64,344	25.1%	$224,632	$165,923	35.4%
Interest expense	33,699	25,068	34.4	91,176	57,710	58.0

Net interest income	46,774	39,276	19.1	133,456	108,213	23.3
Provision for loan losses	3,925	953	311.9	6,378	3,950	61.5

Net interest income after provision for loan losses	42,849	38,323	11.8	127,078	104,263	21.9
Investment securities gains, net	380	—	100.0	664	—	100.0
Unrealized gain/loss on assets and liabilities measured at fair value, net	1,676	—	100.0	(2,103)	—	100.0
Non-interest income, excluding gains/losses on securities	5,940	4,631	28.3	17,548	12,609	39.2
Non-interest expense	34,621	25,057	38.2	97,816	69,147	41.5

Income before income taxes	16,224	17,897	(9.3)	45,371	47,725	(4.9)
Minority interest	41	—	100.0	41	—	100.0
Income tax expense	5,100	6,330	(19.4)	14,898	16,844	(11.6)

Net income	$11,083	$11,567	(4.2)	$30,432	$30,881	(1.5)

Memo: intangible asset amortization expense, net of tax	$260	$242	7.4	$1,074	$499	115.2

Western Alliance Bancorporation and Subsidiaries
Summary Consolidated Financial Data
Unaudited

	At or for the three months			For the nine months
	ended September 30,			ended September 30,
	2007	2006	Change %	2007	2006	Change %

Common Share Data:
Net income per share:
Basic	$0.38	$0.44	(13.6)%	$1.06	$1.22	(13.1)%
Diluted	0.35	0.40	(12.5)	0.98	1.11	(11.7)
Book value per share	17.21	14.57	18.1
Tangible book value per share (2)	9.10	9.13	(0.3)
Average shares outstanding (in thousands):
Basic	29,501	26,471	11.4	28,715	25,216	13.9
Diluted	31,703	29,161	8.7	30,916	27,833	11.1
Common shares outstanding	29,982	26,977	11.1

Selected Performance Ratios:
Return on average assets (1)	0.90%	1.16%	(22.4)%	0.90%	1.17%	(23.1)%
Return on average tangible assets (1)	0.95	1.21	(21.5)	0.94	1.20	(21.7)
Return on average stockholders’ equity (1)	8.46	12.09	(30.0)	8.40	12.48	(32.7)
Return on average tangible stockholders’ equity (1)	15.99	19.79	(19.2)	14.84	17.45	(15.0)
Net interest margin (1)	4.38	4.42	(0.9)	4.48	4.56	(1.8)
Net interest spread	3.36	3.29	2.1	3.39	3.45	(1.7)
Efficiency ratio — tax equivalent basis	65.14	57.04	14.2	63.85	57.10	11.8
Loan to deposit ratio	93.51	89.83	4.1

Capital Ratios:
Tangible Common Equity	5.7%	6.4%	(10.9)%
Leverage ratio	7.7	8.4	(8.3)
Tier 1 Risk Based Capital	8.0	9.5	(15.8)
Total Risk Based Capital	10.3	11.0	(6.4)

Asset Quality Ratios:
Net charge-offs to average loans outstanding (1)	0.07%	0.05%	40.0%	0.14%	0.04%	250.0%
Non-accrual loans to gross loans	0.46	0.02	2,200.0
Non-accrual loans and OREO to total assets	0.33	0.02	1,550.0
Loans past due 90 days and still accruing to total loans	0.02	0.00	100.0
Allowance for loan losses to gross loans	1.13	1.13	0.0
Allowance for loan losses to non-accrual loans	245.76%	5481.79%	(95.5)

(1)	Annualized for the three and nine month periods ended September 30, 2007 and 2006.

(2)	Represents book value per share net of goodwill and other intangible assets decreased by the related deferred tax liability.
Primary Factors in Evaluating Financial Condition and Results of Operations
As a bank holding company, we focus on several factors in evaluating our financial condition and results of operations, including:
•	Return on Average Equity (ROE) and Return on Average Tangible Equity (ROTE);

•	Return on Average Assets (ROA) and Return on Average Tangible Assets (ROTA);

•	Asset Quality;

•	Asset and Deposit Growth; and

•	Operating Efficiency.
Return on Average Equity. Our net income for the three months ended September 30, 2007 decreased 4.2% to $11.1 million compared to $11.6 million for the three months ended September 30, 2006. The decrease in net income was due primarily to a $9.6 million increase in non-interest expenses related to expansion efforts and a $3.0 million increase to the provision for loan losses caused by challenging economic conditions in our primary markets, offset by a $7.5 million increase in net interest income. Basic earnings per share decreased to $0.38 per share for the three months ended September 30, 2007 compared to $0.44 per share for the same period in 2006. Diluted earnings per share was $0.35 per share for the three month period ended September 30, 2007, compared to $0.40 per share for the same period in 2006. The decrease in net income and the increase in equity resulted in an ROE and ROTE of 8.46% and 15.99%, respectively, for the three months ended September 30, 2007 compared to 12.09% and 19.79% respectively, for the three months ended September 30, 2006.
Our net income for the nine months ended September 30, 2007 decreased 1.5% to $30.4 million compared to $30.9 million for the nine months ended September 30, 2006. The decrease in net income was due primarily to a $28.7 million increase in non-interest expenses, a $2.1 million net unrealized loss on securities measured at fair value and a $2.4 million increase in the provision for loan losses, offset by a $25.2 million increase in net interest income and a $4.9 million increase in non-interest income excluding securities and fair value gains (losses). Basic earnings per share decreased to $1.06 per share for the nine months ended September 30, 2007 compared to $1.22 per share for the same period in 2006. Diluted earnings per share was $0.98 per share for the nine month period ended September 30, 2007, compared to $1.11 per share for the same period in 2006. The decrease in net income and the increase in equity resulted in an ROE and ROTE of 8.40% and 14.84%, respectively, for the nine months ended September 30, 2007 compared to 12.48% and 17.45%, respectively, for the nine months ended September 30, 2006.
Return on Average Assets. The decrease in net income and the increase in assets resulted in an ROA for the three and nine months ended September 30, 2007 of 0.90% for both periods, compared to 1.16% and 1.17%, respectively, for the same periods in 2006. The ROTA for the three and nine months ended September 30, 2007 was 0.95% and 0.94%, respectively, compared to 1.21% and 1.20% for the three and nine months ended September 30, 2006. The decreases in ROA and ROTA are primarily due to the decreases in net income as discussed above.
Asset Quality. For all banks and bank holding companies, asset quality plays a significant role in the overall financial condition of the institution and results of operations. We measure asset quality in terms of non-accrual and restructured loans and assets as a percentage of gross loans and assets, and net charge-offs as a percentage of average loans. Net charge-offs are calculated as the difference between charged-off loans and recovery payments received on previously charged-off loans. As of September 30, 2007, non-accrual loans were $16.3 million compared with $604,000 at September 30, 2006. Non-accrual loans as a percentage of gross loans were 0.46% as of September 30, 2007, compared to 0.02% as of September 30, 2006. For the three and nine months ended September 30, 2007, net charge-offs as a percentage of average loans were 0.07% and 0.14%, respectively. For the same periods in 2006, net charge-offs as a percentage of average loans were 0.05% and 0.04% for each period.

Asset Growth. The ability to produce loans and generate deposits is fundamental to our asset growth. Our assets and liabilities are comprised primarily of loans and deposits, respectively. Total assets increased 25.0% to $5.00 billion as of September 30, 2007 from $4.00 billion as of September 30, 2006. Gross loans grew 21.5% (11.4% organically) to $3.55 billion as of September 30, 2007 from $2.92 billion as of September 30, 2006. Total deposits increased 16.7% (4.3% organically) to $3.79 billion as of September 30, 2007 from $3.25 billion as of September 30, 2006.
Operating Efficiency. Operating efficiency is measured in terms of how efficiently income before income taxes is generated as a percentage of revenue. Our tax-equivalent efficiency ratio (non-interest expenses divided by the sum of net interest income and non interest income, tax adjusted) was 65.1% for the three months ended September 30, 2007, compared to 57.0% for the same period in 2006. Our tax-equivalent efficiency ratios for the nine months ended September 30, 2007 and 2006 were 63.9% and 57.1%, respectively. We recently implemented an initiative designed to reduce our efficiency ratio, which will include more efficient deployment of FTE and increased automation. We reduced our staff count to 987 from 1,000 at June 30, 2007, even though we opened three new offices during the quarter. In the future we expect our branch expansion to slow significantly, which should facilitate continued improvement in this area and a lower efficiency ratio.
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
The Company elected early adoption of Statements of Financial Accounting Standards (SFAS) No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, effective January 1, 2007. See further discussion at Note 2 to the consolidated financial statements.
Concurrent with the adoption of SFAS 159, the Company adopted SFAS No. 157, Fair Value Measurements, effective January 1, 2007. SFAS 159 requires early adoption of SFAS 157 if the company chooses to early adopt SFAS 159. SFAS 157 provides a definition of fair value and provides a framework for calculating fair value.
The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, on January 1, 2007. Management believes that the Company has appropriate support for the income tax positions taken and to be taken on its tax returns and that its accruals for tax liabilities are adequate for all open years based on an assessment of many factors including past experience and interpretations of tax law applied to the facts of each matter.

The Company would recognize interest accrued related to unrecognized tax benefits in tax expense. The Company has not recognized or accrued any interest or penalties for the periods ended September 30, 2007 and 2006.
The Company occasionally purchases a financial instrument that contains a derivative instrument that is “embedded” in the financial instrument. Upon purchasing the instrument, the Company assesses whether the economic characteristics of the embedded derivative are clearly and closely related to the economic characteristics of the remaining component of the financial instrument (i.e., the host contract) and whether a separate instrument with the same terms as the embedded instrument would meet the definition of a derivative instrument. When it is determined that (1) the embedded derivative possesses economic characteristics that are not clearly and closely related to the economic characteristics of the host contract, and (2) a separate instrument with the same terms would qualify as a derivative instrument, the embedded derivative is separated from the host contract and carried at fair value. However, in cases where (1) the host contract is measured at fair value, with changes in fair value reported in current earnings or (2) the Company is unable to reliably identify and measure an embedded derivative for separation from its host contract, the entire contract is carried on the balance sheet at fair value and is not designated as a hedging instrument.
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
Material estimates that are particularly susceptible to significant change are the fair values of collateralized debt obligations, synthetic CDOs and related embedded derivatives.
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
The following table sets forth a summary financial overview for the three and nine months ended September 30, 2007 and 2006:

	Three Months Ended			Nine Months Ended
	September 30,		Increase	September 30,		Increase
	2007	2006	(Decrease)	2007	2006	(Decrease)
	(in thousands, except per share amounts)
Consolidated Statement of Earnings Data:
Interest income	$80,473	$64,344	$16,129	$224,632	$165,923	$58,709
Interest expense	33,699	25,068	8,631	91,176	57,710	33,466

Net interest income	46,774	39,276	7,498	133,456	108,213	25,243
Provision for loan losses	3,925	953	2,972	6,378	3,950	2,428

Net interest income after provision for loan losses	42,849	38,323	4,526	127,078	104,263	22,815
Non-interest income, excluding gains/losses on securities	5,940	4,631	1,309	17,548	12,609	4,939
Investment securities gains, net	380	—	380	664	—	664
Unrealized gain (loss) on assets and liabilities measured at fair value, net	1,676	—	1,676	(2,103)	—	(2,103)
Other expense	34,621	25,057	9,564	97,816	69,147	28,669

Net income before income taxes	16,224	17,897	(1,673)	45,371	47,725	(2,354)
Minority interest	41	—	41	41	—	41
Income tax expense	5,100	6,330	(1,230)	14,898	16,844	(1,946)

Net income	$11,083	$11,567	$(484)	$30,432	$30,881	$(449)

Earnings per share — basic	$0.38	$0.44	$(0.06)	$1.06	$1.22	$(0.16)

Earnings per share — diluted	$0.35	$0.40	$(0.05)	$0.98	$1.11	$(0.13)

The 4.2% decrease in net income was due primarily to a $9.6 million increase in non-interest expenses related to expansion efforts and a $3.0 million increase to the provision for loan losses related to the challenging economic conditions in our primary markets, offset by a $7.5 million increase in net interest income compared with the same period in 2006.
Net income for the nine months ended September 30, 2007 decreased 1.5% over the same period in 2006. The decrease in net income was due primarily to a $28.7 million increase in non-interest expenses, a $2.1 million net unrealized loss on securities measured at fair value and a $2.4 million increase in the provision for loan losses, offset by a $25.2 million increase in net interest income and a $4.9 million increase in non-interest income. The increases in net interest income for the three and nine months ended September 30, 2007 over the same periods for 2006 were the result of an increase in the volume of and yield earned on interest-earning assets, primarily loans.
Net Interest Income and Net Interest Margin. The 19.1% increase in net interest income for the three months ended September 30, 2007 compared with the same period in 2006 was due to an increase in interest income of $16.1 million, reflecting the effect of an increase of $755.0 million in average interest-bearing assets which was primarily funded with an increase of $714.3 million in average deposits, of which $68.8 million were non-interest bearing.
Net interest income for the nine months ended September 30, 2007 increased 23.3% over the same period in 2006. This was due to an increase in interest income of $58.7 million, reflecting the effect of an increase of $826.0 million in average interest-bearing assets which was primarily funded with an increase of $801.1 million in average deposits, of which $93.8 million were non-interest bearing.
The average yield on our interest-earning assets was 7.50% and 7.52% for the three and nine months ended September 30, 2007, respectively, compared with 7.24% and 6.98% for the same periods in 2006. The increase in the yield on our interest-earning assets is primarily the result of an increase in market rates, repricing on our adjustable rate loans, new loans originated with higher interest rates due to the higher interest rate environment, and a higher yield on our securities portfolio. Other factors contributing to the higher yield are adjustments related to the adoption of SFAS 159 and some changes in the investment portfolio mix to higher yielding securities.
The cost of our average interest-bearing liabilities increased to 4.14% and 4.13% in the three and nine months ended September 30, 2007, respectively, from 3.95% and 3.53% in the three and nine months ended September 30, 2006, respectively, which is a result of higher balances in our interest bearing deposits and higher rates paid on deposit accounts and borrowings, partially offset by a reduction in interest expense related to the election of the fair value option for trust preferred securities upon early adoption of SFAS 159.
Average Balances and Average Interest Rates. The tables below set forth balance sheet items on a daily average basis for the three and nine months ended September 30, 2007 and 2006 and present the daily average interest rates earned on assets and the daily average interest rates paid on liabilities for such periods. Non-accrual loans have been included in the average loan balances. Securities include securities available for sale, securities held to maturity and securities carried at fair value pursuant to SFAS 159 elections. Securities available for sale are carried at amortized cost for purposes of calculating the average rate received on taxable securities above. Yields on tax-exempt securities and loans are computed on a tax equivalent basis.

	Three Months Ended September 30,
($ in thousands)		2007			2006
			Average			Average
	Average		Yield/Cost	Average		Yield/Cost
	Balance	Interest	(6)	Balance	Interest	(6)
Earning Assets
Securities:
Taxable	$682,043	$10,068	5.86%	$567,346	$6,149	4.30%
Tax-exempt (1)	54,419	728	8.76%	10,386	131	5.69%

Total securities	736,462	10,796	6.07%	577,732	6,280	4.32%
Federal funds sold and other	26,075	358	5.45%	19,029	295	6.15%
Loans (1) (2) (3)	3,502,076	69,066	7.82%	2,914,740	57,508	7.83%
Investment in restricted stock	19,111	253	5.25%	17,201	261	6.02%

Total earnings assets	4,283,724	80,473	7.50%	3,528,702	64,344	7.24%
Non-earning Assets
Cash and due from banks	103,798			109,681
Allowance for loan losses	(39,026)			(32,585)
Bank-owned life insurance	86,532			55,835
Other assets	434,118			288,362

Total assets	$4,869,146			$3,949,995

Interest Bearing Liabilities
Sources of Funds
Interest-bearing deposits:
Interest checking	263,476	1,658	2.50%	255,141	1,747	2.72%
Savings and money market	1,728,102	16,335	3.75%	1,277,254	11,492	3.57%
Time deposits	704,584	8,578	4.83%	518,283	5,748	4.40%

Total interest-bearing deposits	2,696,162	26,571	3.91%	2,050,678	18,987	3.67%
Short-term borrowings	360,244	4,337	4.78%	304,143	3,777	4.93%
Long-term debt	72,326	933	5.12%	78,438	710	3.59%
Junior and subordinated debt	98,670	1,858	7.47%	81,857	1,594	7.73%

Total interest-bearing liabilities	3,227,402	33,699	4.14%	2,515,116	25,068	3.95%
Non-interest Bearing Liabilities
Noninterest-bearing demand deposits	1,096,193			1,027,387
Other liabilities	26,027			28,036
Stockholders’ equity	519,524			379,456

Total liabilities and stockholders’ equity	$4,869,146			$3,949,995

Net interest income and margin (4)		$46,774	4.38%		$39,276	4.42%

Net interest spread (5)			3.36%			3.29%

(1)	Yields on loans and securities have been adjusted to a tax equivalent basis.

(2)	Net loan fees of $1,674 and $1,866 are included in the yield computation for September 30, 2007 and 2006, respectively.

(3)	Includes average non-accrual loans of $8,826 in 2007 and $439 in 2006.

(4)	Net interest margin is computed by dividing net interest income by total average earning assets.

(5)	Net interest spread represents average yield earned on interest-earning assets less the average rate paid on interest-bearing liabilities.

(6)	Annualized.

	Nine Months Ended September 30,
($ in thousands)		2007			2006
			Average			Average
	Average		Yield/Cost	Average		Yield/Cost
	Balance	Interest	(6)	Balance	Interest	(6)
Earning Assets
Securities:
Taxable	$597,666	$25,358	5.67%	$594,432	$19,106	4.30%
Tax-exempt (1)	48,258	1,861	8.10%	24,881	708	5.24%

Total securities	645,924	27,219	5.85%	619,313	19,814	4.34%
Federal funds sold and other	33,909	1,400	5.52%	31,552	1,198	5.08%
Loans (1) (2) (3)	3,312,364	195,279	7.88%	2,516,427	144,266	7.66%
Investment in restricted stock	17,814	734	5.51%	16,692	645	5.17%

Total earnings assets	4,010,011	224,632	7.52%	3,183,984	165,923	6.98%
Non-earning Assets
Cash and due from banks	102,650			100,833
Allowance for loan losses	(36,823)			(28,177)
Bank-owned life insurance	84,843			54,101
Other assets	376,981			214,378

Total assets	$4,537,662			$3,525,119

Interest Bearing Liabilities
Sources of Funds
Interest-bearing deposits:
Interest checking	261,226	4,932	2.52%	214,250	3,667	2.29%
Savings and money market	1,587,501	44,996	3.79%	1,144,587	26,822	3.13%
Time deposits	670,442	24,348	4.86%	453,026	13,840	4.08%

Total interest-bearing deposits	2,519,169	74,276	3.94%	1,811,863	44,329	3.27%
Short-term borrowings	270,596	9,403	4.65%	242,162	7,951	4.39%
Long-term debt	55,891	2,088	4.99%	73,709	2,131	3.87%
Junior subordinated debt	103,661	5,409	6.98%	56,721	3,299	7.78%

Total interest-bearing liabilities	2,949,317	91,176	4.13%	2,184,455	57,710	3.53%
Non-interest Bearing Liabilities
Noninterest-bearing demand deposits	1,080,251			986,499
Other liabilities	23,778			23,254
Stockholders’ equity	484,316			330,911

Total liabilities and stockholders’ equity	$4,537,662			$3,525,119

Net interest income and margin (4)		$133,456	4.48%		$108,213	4.56%

Net interest spread (5)			3.39%			3.45%

(1)	Yields on loans and securities have been adjusted to a tax equivalent basis.

(2)	Net loan fees of $4,580 and $5,528 are included in the yield computation for September 30, 2007 and 2006, respectively.

(3)	Includes average non-accrual loans of $3,823 in 2007 and $171 in 2006.

(4)	Net interest margin is computed by dividing net interest income by total average earning assets.

(5)	Net interest spread represents average yield earned on interest-earning assets less the average rate paid on interest-bearing liabilities.

(6)	Annualized.
Net Interest Income. The table below demonstrates the relative impact on net interest income of changes in the volume of earning assets and interest-bearing liabilities and changes in rates earned and paid by us on such assets and liabilities. For purposes of this table, non-accrual loans have been included in the average loan balances.

	Three Months Ended September 30,			Nine Months Ended September 30,
		2007 v. 2006			2007 v. 2006
	Increase (Decrease)			Increase (Decrease)
	Due to Changes in (1) (2)			Due to Changes in (1) (2)
	Volume	Rate	Total	Volume	Rate	Total
	(in thousands)
Interest on securities:
Taxable	$1,693	$2,226	$3,919	$137	$6,115	$6,252
Tax-exempt	589	8	597	901	252	1,153
Federal funds sold and other	97	(34)	63	97	105	202
Loans	11,583	(25)	11,558	46,924	4,089	51,013
Other investments	25	(33)	(8)	46	43	89

Total interest income	13,987	2,142	16,129	48,105	10,604	58,709

Interest expense:
Interest checking	52	(141)	(89)	887	378	1,265
Savings and Money market	4,262	581	4,843	12,554	5,620	18,174
Time deposits	2,268	562	2,830	7,896	2,612	10,508
Short-term borrowings	675	(115)	560	988	464	1,452
Long-term debt	(79)	302	223	(666)	623	(43)
Junior subordinated debt	317	(53)	264	2,449	(339)	2,110

Total interest expense	7,495	1,136	8,631	24,108	9,358	33,466

Net increase (decrease)	$6,492	$1,006	$7,498	$23,997	$1,246	$25,243

(1)	Changes due to both volume and rate have been allocated to volume changes.

(2)	Changes due to mark-to-market gains/losses under SFAS 159 have been allocated to volume changes.
Provision for Loan Losses. The provision for loan losses in each period is reflected as a charge against earnings in that period. The provision is equal to the amount required to maintain the allowance for loan losses at a level that, in our judgment, is adequate to absorb probable loan losses inherent in the loan portfolio.
Our provision for loan losses was $3.9 million and $6.4 million for the three and nine months ended September 30, 2007, respectively, compared to $1.0 million and $4.0 million the same periods in 2006. Factors that impact the provision for loan losses are net charge-offs or recoveries, changes in the size of the loan portfolio, and the recognition of changes in current risk factors.
Non-Interest Income. We earn non-interest income primarily through fees related to:

•	Trust and investment advisory services,

•	Services provided to deposit customers, and

•	Services provided to current and potential loan customers.
The following tables present, for the periods indicated, the major categories of non-interest income, excluding securities and fair value gains/ (losses):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2007	2006	Increase (Decrease)	2007	2006	Increase (Decrease)
	(in thousands)
Trust and investment advisory services	$2,633	$1,897	$736	$6,875	$5,335	$1,540
Service charges	1,253	918	335	3,489	2,453	1,036
Income from bank owned life insurance	962	641	321	2,850	1,863	987
Other	1,092	1,175	(83)	4,334	2,958	1,376

Non-interest income, excluding securities and fair value gains (losses)	$5,940	$4,631	$1,309	$17,548	$12,609	$4,939

The $1.3 million and $4.9 million, or 28.3% and 39.2%, respectively, increases in non-interest income excluding net investment securities gains and net unrealized gain/loss on assets and liabilities measured at fair value from the three and nine months ended September 30, 2006 to the same periods in 2007 were due primarily to increases in investment advisory revenues, increases in service-related charges and income from bank owned life insurance.
Assets under management at Miller/Russell and Associates were $1.60 billion at September 30, 2007, up 18.5% from $1.35 billion at September 30, 2006. At Premier Trust, assets under management increased 61.4% from $171 million to $276 million from September 30, 2006 to September 30, 2007. On July 31, 2007, we acquired a majority interest in Shine Investment Advisory Services. Assets under management were $410 million as of the acquisition date and $433 million on September 30, 2007. This growth in assets under management resulted in 38.8% and 28.9% increases, respectively, in trust and advisory fee revenue for the three and nine month periods ending September 30, 2007.
In the fourth quarter of 2006 we purchased $25.0 million in bank owned life insurance to help offset employee benefit costs, which resulted in increases of 50.1% and 53.0%, respectively, in BOLI income for the three and nine month periods ending September 30, 2007 from the same periods in 2006.
Service charges increased 36.5% and 42.2%, respectively, from the three and nine months ended September 30, 2006 to the same periods in 2007 due to higher deposit balances and the growth in our customer base.
Other income decreased 7.1% and increased 46.5% from the three and nine months ended September 30, 2006 to the same periods in 2007 due primarily to the growth of the company and the sale of a branch facility in the first quarter 2007.

Unrealized gains/losses on assets and liabilities measured at fair value. During the three month period ended September 30, 2007, we recognized net unrealized gains on assets and liabilities measured at fair value of $1.7 million. For the nine month period ended September 30, 2007, we recognized unrealized losses on assets and liabilities measured at fair value of $2.1 million. These gains and losses are primarily the result of changes in market yields on securities similar to those in our portfolio. We view the majority of these gains and losses as temporary in nature since the changes in value on most of our securities were not related to a deterioration in credit profile, but rather such gains and losses were the result of fluctuations in market yields.
SFAS 159 and 157 were adopted by the Company on January 1, 2007. A detailed explanation of the adoptions is included in Note 2 of the financial statements.
Non-Interest Expense. The following table presents, for the periods indicated, the major categories of non-interest expense:

	Three Months Ended			Nine Months Ended
	September 30,		Increase	September 30,		Increase
	2007	2006	(Decrease)	2007	2006	(Decrease)
	(in thousands)
Salaries and employee benefits	$20,556	$14,243	$6,313	$56,410	$39,353	$17,057
Occupancy	5,240	3,556	1,684	14,351	9,146	5,205
Customer service	1,675	1,817	(142)	4,895	5,029	(134)
Advertising and other business development	1,485	970	515	4,405	2,930	1,475
Insurance	884	265	619	2,277	769	1,508
Legal, professional and director fees	828	715	113	3,039	2,137	902
Data processing	594	353	241	1,657	1,220	437
Supplies	499	598	(99)	1,518	1,255	263
Correspondent and wire transfer costs	458	416	42	1,333	1,254	79
Audits and exams	433	682	(249)	1,596	1,608	(12)
Travel and automobile	404	251	153	960	590	370
Telephone	380	297	83	1,081	754	327
Intangible amortization	260	242	18	1,074	499	575
Merger expenses	—	—	—	747	—	747
Organizational costs	—	426	(426)	—	854	(854)
Other	925	226	699	2,473	1,749	724

	$34,621	$25,057	$9,564	$97,816	$69,147	$28,669

Non-interest expense grew $9.6 million and $28.7 million, respectively, from the three and nine months ended September 30, 2006 to the same periods in 2007. These increases are attributable to our overall growth, and specifically to merger and acquisition activity, the opening of new branches and hiring of new relationship officers and other employees. At September 30, 2007, we had 987 full-time equivalent employees compared to 763 at September 30, 2006. During the twelve months ended September 30, 2007, 11 banking branches were opened or acquired and 2 were closed. The increase in salaries expenses related to the above totaled $6.3 million and $17.1 million, respectively, which is 44.3% and 43.3%, respectively, of the total increases in non-interest expenses. Insurance expense increased $10.6 million and $1.5 million, respectively, from the three and nine months ended September 30, 2006 to the same periods in 2007 primarily due to significant FDIC depository insurance rate increases assessed for the 2007 year.

Other non-interest expense increased, in general, as a result of the growth in assets and operations for our five banking subsidiaries.
Financial Condition
Total Assets
On a consolidated basis, our total assets as of September 30, 2007 and December 31, 2006 were $5.00 billion and $4.17 billion, respectively. The overall increase from December 31, 2006 to September 30, 2007 of $833.8 million, or 20.0%, was due primarily to the acquisition of First Independent Capital of Nevada on March 31, 2007. On that date, FICN had gross loans of $291.2 million and total assets of $530.2 million. Assets experienced organic growth during the same period of $303.0 million, or 7.3%, including loan growth of $250.5 million, or 8.3%.
Loans
Our gross loans including deferred loan fees on a consolidated basis as of September 30, 2007 and December 31, 2006 were $3.55 billion and $3.00 billion, respectively. Our overall growth in loans from December 31, 2006 to September 30, 2007 reflects our acquisition of FICN and is consistent with our focus and strategy to grow our loan portfolio by focusing on markets which we believe have attractive growth prospects.
The following table shows the amounts of loans outstanding by type of loan at the end of each of the periods indicated.

	September 30,	December 31,
	2007	2006
	(in thousands)
Construction and land development	$801,667	$715,546
Commercial real estate	1,484,725	1,232,260
Residential real estate	466,786	384,082
Commercial and industrial	752,076	645,469
Consumer	49,929	29,561
Net deferred loan fees	(8,656)	(3,696)

Gross loans, net of deferred fees	3,546,527	3,003,222
Less: Allowance for loan losses	(39,911)	(33,551)

	$3,506,616	$2,969,671

Non-Performing Assets
Non-performing assets include loans past due 90 days or more and still accruing interest, non-accrual loans, restructured loans, and other real estate owned, or OREO. In general, loans are placed on non-accrual status when we determine timely recognition of interest to be in doubt due to the borrower’s financial condition and collection efforts. Restructured loans have modified terms to reduce either principal or interest due to deterioration in the borrower’s financial condition. OREO results from loans where we have received physical possession of the borrower’s assets that collateralize the loan.
The following table summarizes the loans for which the accrual of interest has been discontinued, loans past due 90 days or more and still accruing interest, restructured loans, and OREO.

	September 30,	December 31,
	2007	2006
	($ in thousands)
Total non-accrual loans	$16,240	$1,417
Other impaired loans, acquired through merger	2,772	839
Loans past due 30 to 89 days and still accruing	5,184	6,795
Loans past due 90 days or more and still accruing	760	794
Restructured loans	—	—
Other real estate owned (OREO)	149	—
Non-accrual loans to gross loans	0.46%	0.05%
Loans past due 90 days or more and still accruing to total loans	0.02	0.03
Interest income received on nonaccrual loans	$23	$120
Interest income that would have been recorded under the original terms of the loans	87	147
As of September 30, 2007 and December 31, 2006, non-accrual loans totaled $16.3 million and $1.4 million, respectively. Non-accrual loans at September 30, 2007 consisted of 21 loans.
Loans past due 90 days or more and still accruing was $0.8 million at September 30, 2007 and at December 31, 2006. These loans are generally well secured and in the process of collection.
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
The allowance consists of specific and general components. The specific allowance relates to watch credits, criticized loans, and impaired loans. For such loans that are also classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan are lower than the carrying value of that loan, pursuant to SFAS No. 114, Accounting by Creditors for Impairment of a Loan. The general allowance covers non-classified loans and is based on historical loss experience adjusted for the various qualitative and quantitative factors listed above, pursuant to SFAS No. 5, Accounting for Contingencies. Loans graded “Watch List/Special Mention” and below are individually examined closely to determine the appropriate loan loss reserve.
The following table summarizes the activity in our allowance for loan losses for the periods indicated:

	Three months ended		Nine months ended
	September 30,		September 30,
	2007	2006	2007	2006
	($ in thousands)
Allowance for loan losses:
Balance at beginning of period	$36,946	$32,158	$33,551	$21,192
Acquisitions	(370)	403	3,419	8,768
Provisions charged to operating expenses	3,925	953	6,378	3,950
Recoveries of loans previously charged-off:
Construction and land development	—	—	—	—
Commercial real estate	—	—	—	—
Residential real estate	—	—	—	5
Commercial and industrial	14	16	168	244
Consumer	12	5	29	56

Total recoveries	26	21	197	305
Loans charged-off:
Construction and land development	—	—	—	—
Commercial real estate	—	—	—	—
Residential real estate	—	—	—	—
Commercial and industrial	328	398	3,146	1,075
Consumer	288	27	488	30

Total charged-off	616	425	3,634	1,105
Net charge-offs	590	404	3,437	800

Balance at end of period	$39,911	$33,110	$39,911	$33,110

Net charge-offs to average loans outstanding	0.07%	0.05%	0.14%	0.04%
Allowance for loan losses to gross loans	1.13	1.13
Net charge-offs totaled $0.6 million and $0.4 million for the three months ended September 30, 2007 and 2006, respectively. For the nine months ended September 30, 2007 and 2006, net charge-offs totaled $3.4 million and $0.8 million, respectively. The provision for loan losses totaled $3.9 million and $6.4 million for the three and nine months ended September 30, 2007, respectively, compared to $1.0 million and $4.0 million for the same periods in 2006.
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
The junior subordinated debt, with a balance of $61.9 million at January 1, 2007, (before the application of SFAS 159) is the primary source of funding for the Company’s held-to-maturity portfolio, which excluding tax-advantaged municipal obligations, had an amortized cost of $90.5 million at the same date. The held-to-maturity portfolio consists primarily of fixed rate and hybrid adjustable rate mortgage-backed securities and collateralized mortgage obligations. The junior subordinated debt includes $20.0 million which carries a fixed rate through June 2011, with the remaining balances carrying rates which re-set at least semi-annually. This represents a natural hedge on the Company’s balance sheet, with changes in fair value of the fixed rate securities and fixed rate junior subordinated debt moving inversely from one another as market rates move up and down. The early adoption of SFAS 159 on these instruments will more accurately reflect this hedge in the Company’s consolidated financial statements and will allow the Company more flexibility to engage in active balance sheet management in future periods. The FVO was not elected for tax-advantaged securities since the tax benefit is based upon the contractual rate paid on the security at time of purchase and does not include changes in fair value or accretion or amortization of discounts or premiums.
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
During the nine months ended September 30, 2007, the Company elected the FVO for two newly acquired financial instruments. These financial instruments and the reasons for the election are as follows:
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

Our investment portfolio contains some exposure to sub-prime mortgages. We own two CDOs, both rated A or better by S&P and Moody’s, with a total carrying value of $9.5 million. Although no loss is expected in these securities at this time, we are closely monitoring the ratings of the underlying collateral for any adverse changes.
Due to significant credit market volatility during the three months ended September 30, 2007, unrealized losses in our investment portfolio increased $10.0 million from $3.1 million to $13.1 million. Particularly sensitive to the dislocations in the credit markets were certain of our adjustable rate preferred stock and collateralized debt obligations, secured primarily by financial institution debt.
Premises and equipment
As of September 30, 2007, premises and equipment totaled $138.4 million, compared to $99.9 million as of December 31, 2006. The FICN acquisition on March 30, 2007 represented $17.8 million of this increase while the remaining increase was the result of continued expansion among our bank affiliates. We anticipate less expansion activity in the near future as part of our overall initiative to reduce our efficiency ratio.
Goodwill and other intangible assets
As a result of the acquisition of FICN, we recorded goodwill of $79.8 million and a core deposit intangible asset of $8.0 million. As a result of the acquisition of Shine, we recorded goodwill of $7.6 million. These amounts are subject to further change when the determination of the asset and liability values is finalized within one year from the merger date.
For the quarter ended September 30, 2007, goodwill increased $15.0 million to $219.2 million and other intangible assets decreased $9.3 million to $23.9 million. $7.6 million of the increase in goodwill was due to the Shine acquisition. The remaining increase to goodwill and decrease to other intangible assets was due to an adjustment to the preliminary core deposit intangible valuation and other purchase accounting adjustments related to the FICN merger.
Deposits
Deposits have historically been the primary source for funding our asset growth. As of September 30, 2007, total deposits were $3.79 billion, compared to $3.40 billion as of December 31, 2006. Deposits acquired as a result of the acquisition of FICN totaled $402.9 million. The organic decrease in total deposits is primarily attributable to a decline in our non-interest bearing deposits from title companies. This decline is a result of reduced residential real estate activity in the markets in which we operate. We expect this trend to continue in the near future.
Although we expect deposit growth to continue to be the primary source of funding the asset growth of the Company, we anticipate augmenting our liquidity through the use of alternative sources of funding, including overnight and term advances from the Federal Home Loan Bank, repurchase agreements, subordinated debt and lines of credit.
The following table provides the average balances and weighted average rates paid on deposits for the three and nine months ended September 30, 2007:

	Three months ended		Nine months ended
	September 30, 2007		September 30, 2007
	Average Balance/Rate		Average Balance/Rate
		($ in thousands)
Interest checking (NOW)	$263,476	2.50%	$261,226	2.52%
Savings and money market	1,728,102	3.75	1,587,501	3.79
Time	704,584	4.83	670,442	4.86

Total interest-bearing deposits	2,696,162	3.91	2,519,169	3.94
Non-interest bearing demand deposits	1,096,193	—	1,080,251	—

Total deposits	$3,792,355	2.78%	$3,599,420	2.76%

At September 30, 2007, deposits at acquired branches totaled $879 million, a decline of $191 million from the dates of acquisition and $129 million from September 30, 2006. The decline from September 30, 2006 through September 30, 2007 is primarily attributable to the following:
•	Certificates of deposit declined by $51 million. This is a continuation of the run-off of non-core, interest rate sensitive CDs which began prior to September 30, 2006.

•	Approximately $23 million of deposits moved into customer repurchase agreements and remain on our balance sheet, but not in the deposit totals. This was an account option not offered by the acquired Bank of Nevada and Nevada First Bank (Intermountain First Bancorporation).

•	Consistent with our strategy listed on page 5 of our Form 10-K of “attracting low cost deposits”, as part of the acquisitions, management determined that approximately $57 million of deposits did not fit our customer profile or were excessively interest rate sensitive (i.e., interest tied to the Prime Pate, which is not offered by the Company) and thus were managed out of the Company.

•	The acquired Bank of Nevada experienced a $21 million spike in deposits in the days before the merger closed from a 1031 exchange company, which left the Bank shortly after acquisition. Our valuation of the core deposit intangible assumed immediate run-off of such deposits.
The remaining decline from the acquisition dates through September 30, 2007 of $39 million, or 6% of acquired balances, is attributable to declines in deposit accounts which routinely occur shortly after mergers are consummated.
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
The following table provides a comparison of our risk-based capital ratios and leverage ratios to the minimum regulatory requirements as of September 30, 2007.

			Adequately-
			Capitalized		Minimum For
			Requirements		Well-Capitalized
	Actual		($ in thousands)		Requirements
As of September 30, 2007	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total Capital (to Risk Weighted Assets)	446,351	10.2	350,079	8.0	437,599	10.0

Tier I Capital (to Risk Weighted Assets)	345,994	7.9	175,187	4.0	262,780	6.0

Leverage ratio (to Average Assets)	345,994	7.5	184,530	4.0	230,663	5.0
The Company and each of its banking subsidiaries, with the exception of Torrey Pines Bank, met the “well capitalized” guidelines under regulatory requirements as of September 30, 2007. Torrey Pines Bank will meet the “well capitalized” guidelines before December 31, 2007.
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

Changes in Internal Control over Financial Reporting
There have not been any changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2007, which have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a) There were no new unregistered sales of equity securities during the period covered by this report.
(b) A summary of our repurchases (in thousands, except average price per share) during the quarter under the $50 million stock repurchase program authorized by our Board of Directors and publicly announced on April 23, 2007, and expiring on December 31, 2008, is as follows:

			Total Shares	Approximate Dollar
			Repurchased as	Value of Shares
	Total Shares	Average Price	Part of Publicly	that May Yet
Period	Repurchased	Per Share	Announced Program	Be Purchased
				$49,417,965
July 1 - July 31	522,600	$26.5323	522,600	35,552,185
August 1 - August 31	35,300	24.6706	35,300	34,681,313
September 1 - September 30	2,000	24.9780	2,000	34,631,357

Total	559,900	$26.4094	559,900	$34,631,357

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

WESTERN ALLIANCE BANCORPORATION

Date: November 9, 2007	By:	/s/ Robert Sarver Robert Sarver
President and Chief Executive Officer

Date: November 9, 2007	By:	/s/ Dale Gibbons Dale Gibbons
Executive Vice President and
Chief Financial Officer

Date: November 9, 2007	By:	/s/ Terry A. Shirey Terry A. Shirey
Controller
Principal Accounting Officer

EXHIBIT INDEX
31.1	CEO Certification Pursuant to Rule 13a-14(a)/15d-14(a)

31.2	CFO Certification Pursuant to Rule 13a-14(a)/15d-14(a)

32	CEO and CFO Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.