Form 10-K
period 2007-12-31
WESTERN ALLIANCE BANCORPORATION
filed 2008-02-25
CIK 1212545

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)

☑	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2007

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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑      No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐      No ☑
The aggregate market value of the registrant’s voting stock held by non-affiliates is approximately $552,110,000 based on the June 30, 2007 closing price of said stock on the New York Stock Exchange ($29.85 per share).
As of February 1, 2007, 30,157,627 shares of the registrant’s common stock were outstanding.
Portions of the registrant’s definitive Proxy Statement for its 2008 Annual Meeting of Stockholders are incorporated by reference into Part III of this report.

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
Western Alliance Bancorporation
     We are a bank holding company headquartered in Las Vegas, Nevada. We provide a full range of banking and related services to locally owned businesses, professional firms, real estate developers and investors, local non-profit organizations, high net worth individuals and other consumers through our subsidiary banks and financial services companies located in Nevada, Arizona, California and Colorado. On a consolidated basis, as of December 31, 2007, we had approximately $5.0 billion in assets, $3.6 billion in total loans, $3.5 billion in deposits and $501.5 million in stockholders’ equity. We have focused our lending activities primarily on commercial loans, which comprised 85.2% of our total loan portfolio at December 31, 2007. In addition to traditional lending and deposit gathering capabilities, we also offer a broad array of financial products and services aimed at satisfying the needs of small to mid-sized businesses and their proprietors, including cash management, trust administration and estate planning, custody and investments, equipment leasing and affinity credit card services nationwide.
     Bank of Nevada (formerly BankWest of Nevada) was founded in 1994 by a group of individuals with extensive community banking experience in the Las Vegas market. We believe our success has been built on the strength of our management team, our conservative credit culture, the attractive long-term growth characteristics of the markets in which we operate and our ability to expand our franchise by attracting seasoned bankers with long-standing relationships in their communities.
     In 2003, with the support of local banking veterans, we opened Alliance Bank of Arizona in Phoenix, Arizona and Torrey Pines Bank in San Diego, California. Over the past four and a half years we have successfully leveraged the expertise and strengths of Western Alliance and Bank of Nevada to build and expand these new banks in a rapid and efficient manner.
     In 2006, we opened Alta Alliance Bank in Oakland, California. In addition, we acquired both Nevada First Bank and Bank of Nevada as part of mergers completed in 2006. Both of these banks were merged into BankWest of Nevada (whose name was subsequently changed to Bank of Nevada).
     In March 2007, we expanded our presence in Northern Nevada through the acquisition of First Independent Bank of Nevada headquartered in Reno, Nevada. First Independent Bank of Nevada is a successful community bank with a management team, credit culture and an attractive growth market similar to our other existing banks.
     Through our wholly owned, non-bank subsidiaries, Miller/Russell & Associates, Inc., Shine Investment Advisory Services, Inc. and Premier Trust, Inc., we provide investment advisory and wealth management services, including trust administration and estate planning. We acquired Miller/Russell and Premier Trust in May 2004 and December 2003, respectively. We acquired Shine in July 2007. As of December 31, 2007, Miller/Russell had $1.6 billion in assets under management, Shine had $428 million in assets under management and Premier Trust had $325 million in assets under management and $520 million in total trust assets.

      The Company provides a full range of banking services, as well as trust and investment advisory services through its eight consolidated subsidiaries. The company manages its business with a primary focus on each subsidiary. Thus, the Company has identified eight operating segments. However, the trust and investment advisory segments do not meet the quantitative thresholds for disclosure and have therefore been included in the “other” column. Parent company information is also included in the other category because it represents an overhead function rather than an operating segment. PartnersFirst, a division of Torrey Pines Bank, is currently included in the Torrey Pines Bank segment. Western Alliance Leasing, a subsidiary of the parent company, is also included in the “other” column. The Company has not aggregated any operating segments.
     The Company reported four segments in the financial statements issued prior to December 31, 2007. In October 2006, the Company opened a new bank subsidiary, Alta Alliance Bank, which is located in Northern California. Although Alta Alliance Bank does not meet the quantitative thresholds for disclosure at December 31, 2007, this segment is reported because it is expected to meet the quantitative thresholds for disclosure in the future. The addition of First Independent Bank of Nevada in 2007 resulted in an additional operating segment this year.
     The five reported segments derive a majority of their revenues from interest income and the chief executive officer relies primarily on net interest income to assess the performance of the segments and make decisions about resources to be allocated to the segments. The accounting policies of the reported segments are the same as those of the Company as described in Note 1 to the Consolidated Financial Statements. Transactions between segments consist primarily of borrowings and loan participations. Federal funds purchases and sales and other borrowed funds transactions result in profits that are eliminated for reporting consolidated results of operations. Loan participations are recorded at par value with no resulting gain or loss. The Company allocates centrally provided services to the operating segments based upon estimated usage of those services.
Recent Developments
     Acquisition of Shine Investment Advisory Services, Inc. Effective July 31, 2007, the Company acquired 80% of the outstanding common stock of Shine Investment Advisory Services, Inc. (Shine), headquartered in Lone Tree, Colorado. Since the merger closed on July 31, 2007, Shine’s results of operations were not included prior to the closing date. Shine’s assets under management at the date of merger were $409.9 million. The fair value of tangible assets acquired through this merger was $0.4 million. As provided in the purchase agreement and based on valuation amounts as of the merger date, approximately 314,000 shares of the Company’s stock at a price of approximately $25.48 were issued in connection with the Shine acquisition.
     On July 12, 2007, the Company announced the formation of PartnersFirst Affinity Services, a division of its Torrey Pines Bank affiliate. PartnersFirst focuses on affinity credit card marketing using an innovative model and approach.
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

•
Offering a broader array of personal financial products and services. Part of our growth strategy is to offer a broader array of personal financial products and services to high net worth individuals and to senior managers at commercial enterprises with which we have established relationships. To this end, we acquired Premier Trust, Inc. in December 2003, Miller/Russell & Associates, Inc. in May 2004, and a majority interest in Shine Investment Advisory Services, Inc. in July 2007.

•
Focusing on markets with attractive growth prospects. We operate in what we believe to be highly attractive markets with superior long-term growth prospects. Our metropolitan areas have a high per capita income and are expected to experience some of the fastest population growth in the country. We continuously evaluate new markets in the Western United States with similar growth characteristics as targets for expansion. Our long term strategy is to operate in six to twelve high growth markets. We intend to implement this strategy in the long term through the formation of additional de novo banks or acquiring other commercial banks in new market areas with attractive growth prospects. As of December 31, 2007, we maintained 39 bank branch offices located throughout our market areas. To accommodate our growth and enhance efficiency, we opened a service center facility in Las Vegas, Nevada that provides centralized back-office services and call center support for all our banking subsidiaries. We are currently focused on growing our business with existing branches.

•
Attracting low cost deposits. We believe we have been able to attract a stable base of low-cost deposits from customers who are attracted to our personalized level of service and local knowledge. As of December 31, 2007, our deposit base was comprised of 28.4% non-interest bearing deposits, of which 14.3% consisted of title company deposits, 79.6% consisted of other business deposits and 6.1% consisted of consumer deposits.

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
     Through our banking and non-banking subsidiaries, we serve customers in Nevada, Arizona, California and Colorado.
     Nevada. In Southern Nevada, we operate in the cities of Las Vegas, Henderson, Mesquite and North Las Vegas, all of which are in the Las Vegas metropolitan area. In Northern Nevada, we operate in the cities of Reno, Sparks and Fallon which are located in or around the Reno metropolitan area. The economy of the Las Vegas and Reno metropolitan areas are primarily driven by services and industries related to gaming, entertainment and tourism.
     Arizona. In Arizona, we operate in Phoenix, Scottsdale and Mesa, which are located in the Phoenix metropolitan area, Tucson, which is located in the Tucson metropolitan area, and Flagstaff and Sedona, which are located in the Flagstaff metropolitan area. These metropolitan areas contain companies in the following industries: aerospace, high-tech manufacturing, construction, energy, transportation, minerals and mining and financial services.
     California. In California, we operate in the cities of San Diego, La Mesa and Carlsbad, which are in the San Diego metropolitan area, and Oakland and Piedmont, which are in the Bay Area metropolitan area. The business communities in the San Diego and Bay Area metropolitan areas include numerous small to medium-sized businesses and service and professional firms that operate in a diverse number of industries, including the entertainment, defense and aerospace, construction, health care and pharmaceutical, technology and computer, financial and telecommunications industries.
     Colorado. In Colorado, we operate investment management services though our subsidiary, Shine.
Operations
Our operations are conducted through the following subsidiaries:
•
Bank of Nevada. Bank of Nevada is a Nevada-chartered commercial bank headquartered in Las Vegas, Nevada. As of December 31, 2007, the bank had $3.0 billion in assets, $2.2 billion in loans and $2.0 billion in deposits. Bank of Nevada has 15 full-service offices in the Las Vegas metropolitan area.

•
Alliance Bank of Arizona. Alliance Bank of Arizona is an Arizona-chartered commercial bank headquartered in Phoenix, Arizona. As of December 31, 2007, the bank had $822.6 million in assets, $584.2 million in loans and $613.1 million in deposits. Alliance Bank has four full-service offices in Phoenix, three in Tucson, one in Scottsdale, one in Sedona, one in Mesa and one in Flagstaff.

•
Torrey Pines Bank. Torrey Pines Bank is a California-chartered commercial bank headquartered in San Diego, California. As of December 31, 2007, the bank had $759.5 million in assets, $515.4 million in loans and $470.4 million in deposits. Torrey Pines has five full-service offices in San Diego, one in La Mesa and one in Carlsbad.

•
Alta Alliance Bank. Alta Alliance Bank opened in October 2006 and is a California-chartered commercial bank headquartered in Oakland, California. As of December 31, 2007, the bank had $91.0 million in assets, $38.5 million in loans and $68.7 million in deposits. Alta Alliance has one full-service office in Oakland and one in Piedmont.

•
First Independent Bank of Nevada. First Independent Bank of Nevada was acquired in March 2007 and is a Nevada-chartered commercial bank headquartered in Reno, Nevada. As of December 31, 2007, the bank had $549.9 million in assets, $322.2 million in loans and $420.1 million in deposits. First Independent has two full-service offices in Reno, one in Sparks and one in Fallon.

•
Miller/Russell & Associates, Inc. Miller/Russell offers investment advisory services to businesses, individuals and non-profit entities. As of December 31, 2007, Miller/Russell had $1.6 billion in assets under management. Miller/Russell has offices in Phoenix, Tucson, San Diego and Las Vegas.

•
Premier Trust, Inc. Premier Trust offers clients wealth management services, including trust administration of personal and retirement accounts, estate and financial planning, custody services and investments. As of December 31, 2007, Premier Trust had $520 million in total trust assets and $325 million in assets under management. Premier Trust has offices in Las Vegas and Phoenix.

•
Shine Investment Advisory Services, Inc. We acquired a majority interest in Shine in July 2007. Shine offers investment advisory services to businesses, individuals and non-profit entities. As of December 31, 2007, Shine had $428 million in assets under management. Shine has one office in Lone Tree, Colorado.

Lending Activities
     We provide a variety of loans to our customers, including commercial and residential real estate loans, construction and land development loans, commercial loans, and to a lesser extent, consumer loans. Our lending efforts have focused on meeting the needs of our business customers, who have typically required funding for commercial and commercial real estate enterprises. Commercial loans comprised 85.2% of our total loan portfolio at December 31, 2007.

     Commercial Real Estate Loans. The majority of our lending activity consists of loans to finance the purchase of commercial real estate and loans to finance inventory and working capital that are secured by commercial real estate. We have a commercial real estate portfolio comprised of loans on apartment buildings, professional offices, industrial facilities, retail centers and other commercial properties. As of December 31, 2007, 50.7% of our commercial real estate and construction loans were owner occupied.
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
     Residential Loans. We originate residential mortgage loans secured by one to four-family properties, most of which serve as the primary residence of the owner. Most of our loan originations result from relationships with existing or past customers, members of our local community, and referrals from realtors, attorneys and builders.
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
     As of December 31, 2007, our loan portfolio totaled $3.6 billion, or approximately 72.4% of our total assets. The following tables set forth the composition of our loan portfolio as of December 31, 2007.

	December 31, 2007
	Amount	Percent
Loan Type	($ in millions)
Construction and land development	$806.1	22.1%
Commercial real estate	1,514.5	41.6%
Residential real estate	492.6	13.5%
Commercial and industrial	784.4	21.5%
Consumer	43.5	1.3%

Total gross loans	3,641.1	100.0%

Less: net deferred loan fees	(8.1)

Gross loans, net of deferred loan fees	$3,633.0

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
  Loan Approval Procedures and Authority
     Our loan approval procedures are executed through a tiered loan limit authorization process which is structured as follows:
•
Individual Authorities. The board of directors of each subsidiary bank sets the authorization levels for individual loan officers on a case-by-case basis. Generally, the more experienced a loan officer, the higher the authorization level. The maximum approval authority for a loan officer is $1.5 million for real estate secured loans and $750,000 for other loans.

•
Management Loan Committees. Credits in excess of individual loan limits are submitted to the appropriate bank’s Management Loan Committee. The Management Loan Committees consist of members of the senior management team of that bank and are chaired by that bank’s chief credit officer. The Management Loan Committees have approval authority up to $6.0 million at Bank of Nevada, $7.5 million at Alliance Bank of Arizona, $5.0 million at Torrey Pines Bank and First Independent Bank of Nevada and $5.5 million at Alta Alliance Bank.

•
Credit Administration. Credits in excess of the Management Loan Committee authority are submitted by the bank subsidiary to Western Alliance’s Credit Administration. Credit Administration consists of the chief credit officers of Western Alliance and Bank of Nevada. Credit Administration has approval authority up to $18.0 million.

•
Board of Directors Oversight. The CEO of Bank of Nevada acting with the Chairman of the Board of Directors of Bank of Nevada has approval authority up to Bank of Nevada’s legal lending limit of $66.4 million.

     Our credit administration department works independent of loan production.
     Loans to One Borrower. In addition to the limits set forth above, state banking law generally limits the amount of funds that a bank may lend to a single borrower. Under Nevada law, the total amount of outstanding loans that a bank may make to a single borrower generally may not exceed 25% of stockholders’ tangible equity. Under Arizona law, the obligations of one borrower to a bank may not exceed 20% of the bank’s capital, plus an additional 10% of its capital if the additional amounts are fully secured by readily marketable collateral. Under California law, the obligations of any one borrower to a bank generally may not exceed 25% of the sum of the bank’s shareholders’ equity, allowance for loan losses, capital notes and debentures.
     Notwithstanding the above limits, because of our business model, our affiliate banks are able to leverage their relationships with one another to participate in loans collectively which they otherwise would not be able to accommodate on an individual basis. As of December 31, 2007, the aggregate lending limit of our subsidiary banks was approximately $126.2 million.
     Concentrations of Credit Risk. Our lending policies also establish customer and product concentration limits to control single customer and product exposures. As these policies are directional and not absolute, at any particular point in time the ratios may be higher or lower because of funding on outstanding commitments. Set forth below are our lending policies and the segmentation of our loan portfolio by loan type as of December 31, 2007:

	Percent of Total Capital		Percent of Total Loans
	Policy Limit	Actual	Policy Limit	Actual
Commercial Real Estate — Term	400%	302%	65%	42%

Construction	250	161	30	22

Commercial and Industrial	200	156	30	21

Residential Real Estate	225	98	65	14

Consumer	50	9	15	1
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

•
“Substandard.” These assets contain well-defined credit weaknesses and are characterized by the possibility that the bank will sustain some loss if such weakness or deficiency is not corrected. These loans generally are adequately secured and in the event of a foreclosure action or liquidation, the bank should be protected from loss. All loans 90 days or more past due and all loans on non-accrual are considered at least “substandard,” unless extraordinary circumstances would suggest otherwise.

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
     As of December 31, 2007, our allowance for loan losses was $49.3 million or 1.36% of total loans.
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
     All of our investment securities are classified as “available for sale,” “held to maturity” or “measured at fair value” pursuant to SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” and SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” Available for sale securities are reported at fair value, with unrealized gains and losses excluded from earnings and instead reported as a separate component of stockholders’ equity. Held to maturity securities are those securities that we have both the intent and the ability to hold to maturity. These securities are carried at cost adjusted for amortization of premium and accretion of discount. Securities measured at fair value are reported at fair value, with unrealized gains and losses included in current earnings.
     As of December 31, 2007, we had an investment securities portfolio of $736.2 million, representing approximately 14.7% of our total assets, with the majority of the portfolio invested in AAA-rated securities. The average duration of our investment securities is 4.4 years as of December 31, 2007. The following table summarizes our investment securities portfolio as of December 31, 2007.

	Amount	Percent
	($ in millions)
Mortgage-backed Securities	$502.8	68.3%
U.S. Government Sponsored Agencies	24.1	3.3%
Adjustable Rate Preferred Stock	29.7	4.0%
Municipal Bonds, U.S. Treasuries	22.3	3.0%
Debt obligations and structured securities	142.1	19.3%
Other	15.2	2.1%

Total Investment Securities	$736.2	100.0%

     As of December 31, 2007 and December 31, 2006, we had an investment in bank-owned life insurance (BOLI) of $88.1 million and $82.1 million, respectively. We purchased the BOLI to help offset employee benefit costs.
Deposit Products and Other Funding Sources
     We offer a variety of deposit products to our customers, including checking accounts, savings accounts, money market accounts and other deposit accounts, including fixed-rate, fixed maturity retail certificates of deposit ranging in terms from 30 days to five years, individual retirement accounts, and non-retail certificates of deposit consisting of jumbo certificates greater than or equal to $100,000. We have historically focused on attracting low cost core deposits. As of December 31, 2007, our deposit portfolio was comprised of 28.4% non-interest bearing deposits, compared to 20.2% time deposits.
     Our non-interest bearing deposits consist of non-interest bearing checking accounts, which, as of December 31, 2007, were comprised of 14.3% title company deposits, which consist primarily of deposits held in escrow pending the closing of commercial and residential real estate transactions, and, to a lesser extent, operating accounts for title companies; 79.5% other business deposits, which consist primarily of operating accounts for businesses; and 6.1% consumer deposits. We consider these deposits to be core deposits. We believe these deposits are generally not interest rate sensitive since these accounts are not created for investment purposes. The competition for these deposits in our markets is strong. We believe our success in attracting and retaining these deposits is based on several factors, including (1) the high level of service we provide to our customers; (2) our ability to attract and retain experienced relationship bankers who have strong relationships in their communities; (3) our broad array of cash management services; and (4) our competitive pricing on earnings credits paid on these deposits. We intend to continue our efforts to attract deposits from our business lending relationships in order to maintain our low cost of funds and improve our net interest margin. However, the loss of a significant part of our low-cost deposit base would negatively impact our profitability.
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

     As of December 31, 2007, we had approximately $3.5 billion in total deposits. The following table shows our deposit composition as of December 31, 2007:

	December 31, 2007
	Amount	Percent
	($ in thousands)
Non-interest bearing demand	$1,007,642	28.4%
Savings and money market	1,558,867	43.9%
Time, $100K and over	649,351	18.3%
Interest bearing demand	264,586	7.5%
Other time	66,476	1.9%

Total deposits	$3,546,922	100.0%

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
     We have a service center facility which increased our capacity to provide courier, cash management and other business services.
     Through Miller/Russell and Shine, we provide customers with asset allocation and investment advisory services. In addition, we provide wealth management services including trust administration of personal and retirement accounts, estate and financial planning, custody services and investments through Premier Trust.
     Through PartnersFirst we offer credit cards using an innovative, partner-centric model serving affinity groups across a wide range of special interests and affiliations, including; colleges & universities, professional associations, sports, outdoor sporting and wildlife conservation organizations, and many more.
Customer, Product and Geographic Concentrations
     Approximately 63.7% of our loan portfolio as of December 31, 2007 consisted of commercial real estate secured loans, including commercial real estate loans and construction and land development loans. Moreover, our business activities are currently focused in the Las Vegas, San Diego, Tucson, Phoenix, Reno and Oakland metropolitan areas. Consequently, our business is dependent on the trends of these regional economies. No individual or single group of related accounts is considered material in relation to our assets or deposits or in relation to our overall business.

Competition
     The banking and financial services business in our market areas is highly competitive. This increasingly competitive environment is a result primarily of growth in community banks, changes in regulation, changes in technology and product delivery systems, increased financial market volatility and the accelerating pace of consolidation among financial services providers. We compete for loans, deposits and customers with other commercial banks, local community banks, savings and loan associations, securities and brokerage companies, mortgage companies, insurance companies, finance companies, money market funds, credit unions, and other non-bank financial services providers. Many of these competitors are much larger in total assets and capitalization, have greater access to capital markets and offer a broader range of financial services than we can offer.
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
Employees
     As of December 31, 2007, we had 992 full-time equivalent employees.
Legal Proceedings
     There are no material pending legal proceedings to which we are a party or to which any of our properties are subject. There are no material proceedings known to us to be contemplated by any governmental authority. From time to time, we are involved in a variety of litigation matters in the ordinary course of our business and anticipate that we will become involved in new litigation matters in the future.
Financial Information Regarding Segment Reporting
     We currently operate our business in eight operating segments: Bank of Nevada, Alliance Bank of Arizona, Torrey Pines Bank, Alta Alliance Bank, First Independent Bank of Nevada, Premier Trust, Inc., Miller/Russell & Associates, Inc. and Shine Investment Advisory Services, Inc. Please refer to Note 19 “Segment Information” to our Consolidated Financial Statements for financial information regarding segment reporting.
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
Bank Holding Company Regulation
     General. Western Alliance Bancorporation is a bank holding company and is registered with the Board of Governors of the Federal Reserve System (“Federal Reserve”) under the Bank Holding Company Act of 1956 (the “BHC Act”). As such, the Federal Reserve is Western Alliance’s primary federal regulator, and Western Alliance is subject to extensive regulation, supervision and examination by the Federal Reserve. Western

Alliance must file reports with the Federal Reserve and provide it with such additional information as it may require.
     Under Federal Reserve regulations, a bank holding company is required to serve as a source of financial and managerial strength for its subsidiary banks and may not conduct its operations in an unsafe or unsound manner. In addition, it is the Federal Reserve’s policy that, in serving as a source of strength to its subsidiary banks, a bank holding company should stand ready to use its available resources to provide adequate capital to its subsidiary banks during a period of financial stress or adversity and should maintain the financial flexibility and capital-raising capacity to obtain additional resources for assisting its subsidiary banks. This expectation to serve as a source of financial strength is in addition to certain guarantees required under the prompt correction actions provisions discussed below. A bank holding company’s failure to meet these obligations will generally be considered by the Federal Reserve to be an unsafe and unsound banking practice or a violation of Federal Reserve regulations, or both.
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
     Holding Company Non-bank Ownership. With certain exceptions, the BHC Act prohibits a bank holding company from acquiring or retaining, directly or indirectly, ownership or control of more than 5% of the outstanding voting shares of any company that is not a bank or bank holding company, or from engaging, directly or indirectly, in activities other than those of banking, managing or controlling banks, or providing services for its subsidiaries. The principal exceptions to these prohibitions involve certain non-bank activities that have been identified, by statute or by Federal Reserve regulation or order as activities so closely related to the business of banking or of managing or controlling banks as to be a proper incident thereto. Business activities that have been determined to be so related to banking include securities brokerage services, investment advisory services, fiduciary services and certain management advisory and data processing services, among others. A bank holding company that qualifies as a “financial holding company” also may engage in a broader range of activities that are financial in nature (and complementary to such activities), as discussed below.
     In addition, bank holding companies that qualify and elect to become financial holding companies such as Western Alliance, may engage in non-bank activities that have been identified by the Gramm-Leach-Bliley Act of 1999 (“GLB Act”) or by Federal Reserve and Treasury Department Regulation as financial in nature or incidental to a financial activity. The Federal Reserve may also determine that a financial holding company may engage in certain activities that are complementary to a financial activity. Activities that are defined as financial in nature include securities underwriting, dealing and market making, sponsoring mutual funds and investment companies, engaging in insurance underwriting and agency activities, and making merchant banking investments in non-financial companies. In order to become or remain a financial holding company, a bank holding company must be well-capitalized, well-managed, and, except in limited circumstances, have at least satisfactory CRA ratings. Failure by a financial holding company to maintain compliance with these requirements or correct non-compliance within a fixed time period could lead to divestiture of all subsidiary banks or a requirement to conform all non-banking activities to those permissible for a bank holding company that has not elected financial holding company status.
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
Bank Regulation
     General. Western Alliance controls five subsidiary banks. Bank of Nevada, located in Las Vegas, Nevada and First Independent Bank of Nevada, located in Reno, Nevada are chartered by the State of Nevada and are subject to primary regulation, supervision and examination by the Nevada FID. Alliance Bank, located in Phoenix, Arizona, is chartered by the State of Arizona and is subject to primary regulation, supervision and examination by the Arizona State Banking Department (“Arizona SBD”). Torrey Pines Bank, located in San Diego, California, is chartered by the State of California and is subject to primary regulation, supervision and examination by the California DFI. Bank of Nevada, Alliance Bank of Arizona, Torrey Pines Bank and First Independent Bank of Nevada also are subject to regulation by the FDIC, which is their primary federal banking agency. Alta Alliance Bank is chartered by the State of California and is subject to primary regulation, supervision and examination by the California DFI. Alta Alliance Bank is also a member of the Federal Reserve System and is subject to supervision and regulation by the Federal Reserve, which is its primary federal banking agency.
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
     Deposits in the banks are insured by the FDIC to applicable limits through the Deposit Insurance Fund. All of Western Alliance’s subsidiary banks are required to pay deposit insurance premiums, which are assessed semiannually and paid quarterly. The premium amount is based upon a risk classification system established by the FDIC. Banks with higher levels of capital and a low degree of supervisory concern are assessed lower premiums than banks with lower levels of capital or a higher degree of supervisory concern. The Federal Deposit Insurance Reform Act of 2005 (the “Reform Act”) merged the Bank Insurance Fund and the Savings Association Fund into a single Deposit Insurance Fund, increased the maximum amount of the insurance coverage for certain retirement accounts and possible “inflation adjustments” in the maximum amount of coverage available with respect to other insured accounts, and gave the FDIC more discretion to price deposit insurance coverage according to risk for all insured institutions regardless of the level of the fund reserve ratio. For 2008, the FDIC maintains rates of between 5 cents and 7 cents for $100.00 of deposits for banks with higher levels of capital and a low degree of supervisory concern, up to 43 cents per $100.00 of deposits for institutions in the highest risk category.
     If, as a result of an examination, the FDIC or the Federal Reserve, as applicable, were to determine that the financial condition, capital resources, asset quality, earnings prospects, management, liquidity or other aspects of any of the banks’ operations had become unsatisfactory, or that any of the banks or their management was in violation of any law or regulation, the FDIC or the Federal Reserve may take a number of different remedial actions as it deems appropriate. These actions include the power to enjoin “unsafe or unsound” practices, to require affirmative actions to correct any conditions resulting from any violation or practice, to issue an administrative order that can be judicially enforced, to direct an increase in the bank’s capital, to restrict the bank’s growth, to assess civil monetary penalties against the bank’s officers or directors, to remove officers and directors and, if the FDIC concludes that such conditions cannot be corrected or there is an imminent risk of loss to depositors, to terminate the bank’s deposit insurance.
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
Regulation of Non-banking Subsidiaries
     Miller/Russell & Associates, Inc. and Shine Investment Advisory Services, Inc. Miller/Russell & Associates, Inc., an Arizona corporation, and Shine Investment Advisory Services, Inc., a Colorado corporation, are investment advisers that are registered with the SEC under the Investment Advisers Act of 1940 (“Advisers Act”). Under the Advisers Act, an investment adviser is subject to supervision and inspection by the SEC. A significant element of supervision under the Advisers Act is the requirement to make significant disclosures to the public under Part II of Form ADV of the adviser’s services and fees, the qualifications of its associated persons, financial difficulties and potential conflicts of interests. An investment adviser must keep extensive books and records, including all customer agreements, communications with clients, orders placed and proprietary trading by the adviser or any advisory representative.
     Premier Trust Inc. Premier Trust, Inc. is a trust company licensed by the State of Nevada. Under Nevada law, a company may not transact any trust business, with certain exceptions, unless authorized by the Commissioner. The Commissioner examines the books and records of registered trust companies and may take possession of all the property and assets of a trust company whose capital is impaired or is otherwise determined to be unsafe and a danger to the public. Premier Trust, Inc. also is licensed as a trust company in Arizona and is subject to regulation and examination by the Arizona Superintendent.

Capital Standards
     Regulatory Capital Guidelines. The Federal Reserve and the FDIC have risk-based capital adequacy guidelines intended to measure capital adequacy with regard to the degree of risk associated with a banking organization’s operations for transactions reported on the balance sheet as assets and transactions, such as letters of credit and recourse arrangements, that are reported as off-balance-sheet items. Under these guidelines, the nominal dollar amounts of assets on the balance sheet and credit-equivalent amounts of off- balance-sheet items are multiplied by one of several risk adjustment percentages. These range from 0.0% for assets with low credit risk, such as cash and certain U.S. government securities, to 100.0% for assets with relatively higher credit risk, such as business loans. A banking organization’s risk-based capital ratios are obtained by dividing its Tier 1 capital and total qualifying capital (Tier 1 capital and a limited amount of Tier 2 capital) by its total risk-adjusted assets and off-balance-sheet items. Tier 1 capital consists of common stock, retained earnings, non-cumulative perpetual preferred stock and minority interests in certain subsidiaries, less most other intangible assets. Tier 2 capital may consist of a limited amount of the allowance for loan and lease losses and certain other instruments that have some characteristics of equity. The inclusion of elements of Tier 2 capital as qualifying capital is subject to certain other requirements and limitations of the federal banking supervisory agencies. Since December 31, 1992, the Federal Reserve and the FDIC have required a minimum ratio of Tier 1 capital to risk-adjusted assets and off-balance-sheet items of 4.0% and a minimum ratio of qualifying total capital to risk-adjusted assets and off-balance-sheet items of 8.0%.
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
     As a bank holding company registered with the State of Nevada, Western Alliance also is subject to limitations under Nevada law on the payment of dividends. Nevada banking law imposes no restrictions on bank holding companies regarding the payment of dividends. Under Nevada corporate law, section 78.288 of the Nevada Revised Statutes provides that no cash dividend or other distribution to shareholders, other than a stock dividend, may be made if, after giving effect to the dividend, the corporation would not be able to pay its debts as they become due or, unless specifically allowed by the articles of incorporation, the corporation’s total assets would be less than the sum of its total liabilities and the claims of preferred stockholders upon dissolution of the corporation.
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
     Since Western Alliance has no significant assets other than the voting stock of its subsidiaries, it currently depends on dividends from its bank subsidiaries and, to a lesser extent, its non-bank subsidiaries, for a substantial portion of its revenue. The ability of a state non-member bank to pay cash dividends is not restricted by federal law or regulations. Under Federal Reserve regulations, Alta Alliance Bank, as a state member bank, may not, without the prior approval of the Federal Reserve pay dividends that exceed the sum of the bank's net income during the year and the retained net income of the prior two years. State law imposes restrictions on the ability of each of Western Alliance’s subsidiary banks to pay dividends:
•	Under sections 661.235 and 661.240 of the Nevada Revised Statutes, Bank of Nevada and First Independent Bank of Nevada may not pay dividends unless the bank’s surplus fund, not including any initial surplus fund, equals the bank’s initial stockholders’ equity, plus 10% of the previous year’s net profits, and the dividend would not reduce the bank’s stockholders’ equity below the initial stockholders’ equity of the bank, which must be at least 6% of the total deposit liability of the bank.

•	Under section 6-187 of the Arizona Revised Statutes, Alliance Bank of Arizona may pay dividends on the same basis as any other Arizona corporation. Under section 10-640 of the Arizona Revised Statutes, a corporation may not make a distribution to shareholders if to do so would render the corporation insolvent or unable to pay its debts as they become due. However, an Arizona bank may not declare a non-stock dividend out of capital surplus without the approval of the Superintendent.

•	Under section 642 of the California Financial Code, Torrey Pines Bank and Alta Alliance Bank may not, without the prior approval of the California Commissioner, make a distribution to its shareholders in an amount exceeding the bank’s retained earnings or its net income during its last three fiscal years, less any previous distributions made during that period by the bank or its subsidiaries, whichever is less. Under section 643 of the California Financial Code, the California

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
     Additionally, banks may generally engage in transactions with affiliates only on terms that are substantially, the same, or at least as favorable to the bank, as prevailing market terms.
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
     Lending Limits. In addition to the limits set forth above, state banking law generally limits the amount of funds that a bank may lend to a single borrower. Under Nevada law, the total obligations owed to a bank by one person generally may not exceed 25% of stockholders’ tangible equity. Under Arizona law, the obligations of one borrower to a bank may not exceed 20% of the bank’s capital, plus an additional 10% of its capital if the additional amounts are fully secured by readily marketable collateral. Under California law, the obligations of any one borrower to a bank generally may not exceed 25% of an amount equal to the sum of the bank’s shareholders’ equity, allowance for loan losses, capital notes and debentures, provided that the total unsecured obligations may not exceed 15% of such amount.

     Recent Banking Agency Loan Guidance. In December 2006, the Federal Reserve, FDIC and other federal banking agencies issues final guidance on sound risk management practices for concentrations in commercial real estate (CRE) lending. The CRE guidance provided supervisory criteria, including numerical indicators to direct examiners in identifying institutions with potentially significant CRE loan concentrations that may warrant greater supervisory scrutiny. The CRE criteria do not constitute limits on CRE lending, but the CRE guidance does provide certain additional expectations, such as enhanced risk management practices and levels of capital, for banks with concentrations in CRE lending.
     During 2007, the Federal Reserve, FDIC and other federal banking agencies issued final guidance on subprime mortgage lending to address issues relating to certain subprime mortgages, especially adjustable-rate mortgage (ARM) products that can cause payment shock. The subprime guidance described the prudent safety and soundness and consumer protection standards that the regulators expect banks and financial institutions, such as Webster and Webster Bank, to follow to ensure borrowers obtain loans they can afford to repay.
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
     Community Reinvestment Act. The Community Reinvestment Act (“CRA”) is intended to encourage insured depository institutions, while operating safely and soundly, to help meet the credit needs of their communities. The CRA specifically directs the federal regulatory agencies, when examining insured depository institutions, to assess a bank’s record of helping meet the credit needs of its entire community, including low- and moderate-income neighborhoods, consistent with safe and sound banking practices. The CRA further requires the agencies to take a financial institution’s record of meeting its community credit needs into account when evaluating applications for, among other things, domestic branches, mergers or acquisitions, or holding company formations. The agencies use the CRA assessment factors in order to provide a rating to the financial institution. The ratings range from a high of “outstanding” to a low of “substantial noncompliance.” Bank of Nevada has consistently been rated “Outstanding” for CRA performance by the FDIC, most recently as of October 10, 2006. First Independent Bank of Nevada also was rated “Outstanding” for CRA performance by the FDIC as of October 29, 2001. Alliance Bank of Arizona and Torrey Pines Bank were rated “Satisfactory” for CRA performance by the FDIC as of November 1, 2005 and September 1, 2006, respectively.  Western’s other subsidiary bank, Alta Alliance Bank, opened on October 16, 2006, and has not yet had its first CRA examination.
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
     Home Mortgage Disclosure Act. The Home Mortgage Disclosure Act (“HMDA”) grew out of public concern over credit shortages in certain urban neighborhoods and provides public information that is intended to help to show whether financial institutions are serving the housing credit needs of the neighborhoods and communities in which they are located. The HMDA also includes a “fair lending” aspect that requires the collection and disclosure of data about applicant and borrower characteristics as a way of identifying possible discriminatory lending patterns and enforcing anti-discrimination statutes. Beginning with data reported for 2005, the amount of information that financial institutions collect and disclose concerning applicants and borrowers has expanded, which has increased the attention that HMDA data receives from state and federal banking supervisory authorities, community-oriented organizations and the general public.
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
     The Home Ownership Equity and Protection Act of 1994 (“HOEPA”) and regulations adopted by the Federal Reserve to implement it require extra disclosures and extend additional protection to borrowers in closed end consumer credit transactions, such as home repairs or renovation, that are secured by a mortgage on the borrower’s primary residence. The HOEPA disclosures and protections are applicable to such “high cost” transactions with any of the following features:
•	interest rates for first lien mortgage loans more than eight percentage points above the yield on U.S. Treasury securities having a comparable maturity;

•	interest rates for subordinate lien mortgage loans more than 10 percentage points above the yield on U.S. Treasury securities having a comparable maturity; or

•	total points and fees paid in connection with the credit transaction exceed the greater of either 8% of the loan amount or a specified dollar amount that is inflation-adjusted each year.
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
     In December 2007, the Federal Reserve issued proposed rules under HOEPA in order to address recent practices in the subprime mortgage market. The proposed rules would require disclosures and additional protections or prohibitions on certain practices connected with “higher-priced mortgages,” which the proposed rules define as closed-end mortgage loans that are secured by a consumer’s principal dwelling that carry interest rates that exceed the yield on comparable U.S. Treasury securities by at least 3 percentage points for first-lien loans, or 5 percentage points for subordinate-lien loans.

Privacy
     Under the GLB Act, all financial institutions, including Western Alliance, its bank subsidiaries and certain of their non-banking affiliates and subsidiaries are required to establish policies and procedures to restrict the sharing of non-public customer data with non-affiliated parties at the customer’s request and to protect customer data from unauthorized access. In addition, the Fair Credit Reporting Act of 1971 (“FCRA”) includes many provisions concerning national credit reporting standards and permits consumers, including customers of Western Alliance’s subsidiary banks, to opt out of information-sharing for marketing purposes among affiliated companies. The Fair and Accurate Credit Transactions Act of 2004 amended certain provisions of the FRCA and requires banks and other financial institutions to notify their customers if they report negative information about them to a credit bureau or if they are granted credit on terms less favorable than those generally available. The Federal Reserve and the Federal Trade Commission have extensive rulemaking authority under the FCRA, and Western Alliance and its subsidiary banks are subject to these provisions. Western Alliance has developed policies and procedures for itself and its subsidiaries to maintain compliance and believes it is in compliance with all privacy, information sharing and notification provisions of the GLB Act and the FCRA.
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
Compliance
     In order to assure that Western Alliance and its subsidiary banks are in compliance with the laws and regulations that apply to their operations, including those summarized herein, Western Alliance and each of its subsidiary banks employs a compliance officer. Western Alliance is regularly reviewed by the Federal Reserve and the subsidiary banks are regularly reviewed by their respective state and federal banking agencies, as part of which their compliance with applicable laws and regulations is assessed. Based on the assessments of its outside compliance auditors and state and federal banking supervisory authorities of Western Alliance and its subsidiary banks, Western Alliance believes that it materially complies with all the laws and regulations that apply to its operations.
Corporate Governance and Accounting Legislation
     Sarbanes-Oxley Act of 2003. The Sarbanes-Oxley Act (“SOX”) was adopted for the stated purpose to increase corporate responsibility, enhance penalties for accounting and auditing improprieties at publicly traded companies, and protect investors by improving the accuracy and reliability of corporate disclosures pursuant to the securities laws. It applies generally to all companies that file or are required to file periodic reports with the SEC under the Securities Exchange Act of 1934 (“Exchange Act”), which includes Western Alliance. SOX requires the SEC and securities exchanges to adopt extensive additional disclosure, corporate governance and other related rules and mandates further studies of certain issues by the SEC and the Comptroller General. Among its provisions, SOX subjects bonuses issued to top executives to disgorgement if a subsequent restatement of a company’s financial statements was due to corporate misconduct, prohibits an officer or director from misleading or coercing an auditor, prohibits insider trades during pension fund “blackout periods,” imposes new criminal penalties for fraud and other wrongful acts and extends the period during which certain securities fraud lawsuits can be brought against a company or its officers.
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
     Title III of the USA PATRIOT Act of 2001 (the “USA PATRIOT Act”) amended the BSA and incorporates anti-terrorist financing provisions into the requirements of the BSA and its implementing regulations. Among other things, the USA PATRIOT Act requires all financial institutions, including Western Alliance, its subsidiary banks and several of their non-banking affiliates and subsidiaries, to institute and maintain a risk-based anti-money laundering compliance program that includes a customer identification program, provides for information sharing with law enforcement and between certain financial institutions by means of an exemption from the privacy provisions of the GLB Act, prohibits U.S. banks and broker-dealers from maintaining accounts with foreign “shell” banks, establishes due diligence and enhanced due diligence requirements for certain foreign correspondent banking and foreign private banking accounts and imposes additional record keeping requirements for certain correspondent banking arrangements. The USA PATRIOT Act also grants broad authority to the Secretary of the Treasury to take actions to combat money laundering, and federal bank regulators are required to evaluate the effectiveness of an applicant in combating money laundering in determining whether to approve any application submitted by a financial institution. Western Alliance and its affiliates have adopted policies, procedures and controls to comply with the BSA and the USA PATRIOT Act, and they engage in very few transactions of any kind with foreign financial institutions or foreign persons.
     The Department of the Treasury’s Office of Foreign Asset Control (“OFAC”) administers and enforces economic and trade sanctions against targeted foreign countries, entities and individuals based on U.S. foreign policy and national security goals. As a result, financial institutions, including Western Alliance, its subsidiary banks and several of their non-banking affiliates and subsidiaries, must scrutinize transactions to ensure that they do not represent obligations of, or ownership interests in, entities owned or controlled by sanctioned targets. In addition, Western Alliance, its subsidiary banks and several of their non-banking affiliates and subsidiaries restrict transactions with certain targeted countries except as permitted by OFAC.
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
     A significant portion of our loan portfolio is dependent on real estate. As of December 31, 2007, real estate related loans accounted for approximately 77.2% of total loans. Our financial condition may be adversely affected by a decline in the value of the real estate securing our loans. Real estate values have recently been declining in most of our markets, which may adversely affect our financial condition. In addition, acts of nature, including earthquakes, fires and floods, which may cause uninsured damage and other loss of value to real estate that secures these loans, may also negatively impact our financial condition.
     In addition, title company deposits comprised 14.3% of our total non-interest bearing deposits as of December 31, 2007. A slowdown in real estate activity in the markets we serve may cause a decline in our deposit growth and may negatively impact our financial condition.
Our high concentration of commercial real estate, construction and land development and commercial, industrial loans expose us to increased lending risks.
     As of December 31, 2007, the composition of our loan portfolio was as follows:
•	commercial real estate loans of $1.5 billion, or 41.6% of total loans,

•	construction and land development loans of $806.1 million, or 22.1% of total loans,

•	commercial and industrial loans of $784.4 million, or 21.5% of total loans,

•	residential real estate loans of $492.6 million, or 13.5% of total loans, and

•	consumer loans of $43.5 million, or 1.3% of total loans.
     Commercial real estate, construction and land development and commercial and industrial loans, which comprised 85.2% of our total loan portfolio as of December 31, 2007, expose us to a greater risk of loss than our residential real estate and consumer loans, which comprised 14.8% of our total loan portfolio as of December 31, 2007. Commercial real estate and land development loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to residential loans. Consequently, an adverse development with respect to one commercial loan or one credit relationship may expose us to a significantly greater risk of loss compared to an adverse development with respect to one residential mortgage loan.
We may not be able to continue our growth at the rate we have in the past.
     We have grown substantially, from having one chartered bank with $443.7 million in total assets and $410.2 million in total deposits as of December 31, 2000, to five chartered banks with $5.0 billion in total assets and $3.5 billion in total deposits as of December 31, 2007. If we are unable to effectively execute on our strategy, we may not be able to continue to grow at our historical rates. In particular, Alliance Bank of Arizona and Torrey Pines Bank have achieved unusually high annual rates of growth as compared to other banks opened since 2004. We do not expect this high level of growth at Alliance Bank of Arizona and Torrey Pines Bank to continue in the future.
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
If we continue to grow as planned, we may not be able to control costs and maintain our asset quality.
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
     Our profitability depends in part on our success in attracting and retaining a stable base of low-cost deposits. As of December 31, 2007, our deposit base was comprised of 28.4% non-interest bearing deposits, of which 14.3% consisted of title company deposits, which consist primarily of deposits held in escrow pending the closing of commercial and residential real estate transactions, and to a lesser extent, operating accounts for title companies; 79.6% consisted of other business deposits, which consist primarily of operating accounts for businesses; and 6.1% consisted of consumer deposits. We consider these deposits to be core deposits. While we generally do not believe these deposits are sensitive to interest rate fluctuations, the competition for these deposits in our markets is strong and if we lost a significant portion of these low-cost deposits, it would negatively impact our profitability.
Many of our loans have been made recently, and in certain circumstances there is limited repayment history against which we can fully assess the adequacy of our allowance for loan losses. If our allowance for loan losses is not adequate to cover actual loan losses, our earnings will decrease.
     The risk of nonpayment of loans is inherent in all lending activities, and nonpayment, if it occurs, may negatively impact our earnings and overall financial condition, as well as the value of our common stock. Also, many of our loans have been made over the last three years and in certain circumstances there is limited repayment history against which we can fully assess the adequacy of our allowance for loan losses. We make various assumptions and judgments about the collectibility of our loan portfolio and provide an allowance for probable losses based on several factors. If our assumptions are wrong, our allowance for loan losses may not be sufficient to cover our losses, which would have an adverse effect on our operating results. Additions to our allowance for loan losses decrease our net income. While we have not experienced any significant charge-offs or had large numbers of non-performing loans, due to the significant increase in loans originated during this period, we cannot assure you that we will not experience an increase in delinquencies and losses as these loans continue to mature. The actual amount of future provisions for loan losses cannot be determined at this time and may exceed the amounts of past provisions.
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
     Some of the financial services organizations with which we compete are not subject to the same degree of regulation as is imposed on bank holding companies and federally insured financial institutions. As a result, these non-bank competitors have certain advantages over us in accessing funding and in providing various services. The banking business in our primary market areas is very competitive, and the level of competition facing us may increase further, which may limit our asset growth and profitability. For more information on the competition we have in our markets, see “Business — Competition.”
Our business would be harmed if we lost the services of any of our senior management team or senior relationship bankers.
     We believe that our success to date has been substantially dependent on our senior management team, which includes Robert Sarver, our Chairman, President and Chief Executive Officer and Chief Executive Officer of Bank of Nevada, Dale Gibbons, our Chief Financial Officer, Bruce Hendricks, President of Bank of Nevada, James Lundy, President and Chief Executive Officer of Alliance Bank of Arizona, Gerald Cady, President and Chief Executive Officer of Torrey Pines Bank, Grant Markham, President and Chief Executive Officer of First Independent Bank of Nevada, Arnold Grisham, President and Chief Executive Officer of Alta Alliance Bank and certain of our senior relationship bankers. We also believe that our prospects for success in the future are dependent on retaining our senior management team and senior relationship bankers. In addition to their skills and experience as bankers, these persons provide us with extensive community ties upon which our competitive strategy is based. Our ability to retain these persons may be hindered by the fact that we have not entered into employment agreements with any of them. The loss of the services of any of these persons, particularly Mr. Sarver, could have an adverse effect on our business if we can’t replace them with equally qualified persons who are also familiar with our market areas.
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
     Deterioration in economic conditions generally could adversely affect our business, financial condition, results of operations and prospects. Such deterioration could result in a variety of adverse consequences to us, including a reduction in net income and the following:
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
Economic conditions either nationally or locally in areas in which our operations are concentrated may continue to soften.
     Deterioration in local, regional, national or global economic conditions could result in, among other things, an increase in loan delinquencies, a general decrease in credit quality, a decrease in property values, a change in housing turnover rate or a reduction in the level of bank deposits. Particularly, continued weakening of the real estate or employment market in our primary market areas of Las Vegas, San Diego, Tucson, Phoenix, Reno and Oakland could result in an increase in the number of borrowers who default on their loans and a reduction in the value of the collateral securing their loans, which in turn could have an adverse effect on our profitability and asset quality.
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
If our Real Estate Investment Trust (REIT) affiliate fails to qualify as a REIT, we may be subject to a higher consolidated effective tax rate
     The Company holds certain commercial real estate loans, residential real estate loans and other loans in a real estate investment trust through its wholly owned subsidiary, Bank of Nevada. Qualification as a REIT involves application of specific provisions of the Internal Revenue Code relating to various assets. If the REIT fails to meet any of the required provisions for REITs, or there are changes in tax laws or interpretations thereof, it could no longer qualify as a REIT and the resulting tax consequences would increase our effective tax rate or cause us to have a tax liability for prior years.
We do not anticipate paying any dividends on our common stock. As a result, capital appreciation, if any, of our common stock may be an investor’s sole source of gains in the future.
     We have never paid a cash dividend, and do not anticipate paying a cash dividend in the foreseeable future. As a result, investors may only receive a return on their investment in the common stock if the market price of the common stock increases.
The current liquidity disruptions in the financial markets may adversely affect our ability to borrow funds as well as cause significant impairments of our asset holdings.
     The deteriorating credit quality of assets linked to the U.S. subprime mortgage market, caused by rising mortgage delinquency rates and questionable business practices among mortgage originators, has led to a decrease in the credit quality of mortgage-backed and asset-backed securities. This, in turn, has triggered a broad-based liquidity shortfall in the global financial system. The subsequent increase in risk aversion triggered a decline in credit availability in the financial markets.
     Some of our assets may become difficult to sell without a loss.  Should market conditions necessitate the sale of some of our assets, we may realize material losses. A continued lack of liquidity may also require further impairment write downs on some of our asset holdings. Our mortgage-backed and asset-backed security holdings are particularly susceptible to this type of risk.
Our financial instruments expose the Company to certain market risks and may increase the volatility of reported earnings.
     Our financial instruments, including investment securities, junior subordinated debt and other borrowings, are exposed to market risks related to changes in interest rates and market-based credit spreads, as well as to the risk of default by specific obligors. Changes in the market values of these financial instruments could have a material adverse impact on our financial condition or results of operations. Effective January 1, 2007, the Company adopted Statement of Financial Accounting Standards (SFAS) Nos. 157 and 159. In connection with this adoption the Company elected to record selected investment securities previously reported as held to maturity and available for sale and junior subordinated debt liabilities at fair value. In addition, the Company recorded certain assets and liabilities acquired during 2007 at fair value, including investment securities and fixed rate borrowings, and the Company entered into interest rate swaps and other hedging transactions which are also recorded at fair value. The changes in fair value of the financial instruments elected to be carried at fair value pursuant to the provisions of SFAS No. 159 and the interest rate swaps and other hedges are recognized in earnings. We may classify additional financial assets or financial liabilities at fair value and enter into further hedging transactions in the future.
Our revenues derived from our investment securities may be volatile and subject to a variety of risks.
     We generally maintain investment portfolios in the fixed income and preferred equity markets. Unrealized gains and losses associated with our investment portfolio and mark to market gains and losses associated with our portfolio carried at fair value are affected by many factors, including our credit position, interest rate volatility, volatility in capital markets and other economic factors. Our return on such investments and trading have in the past experienced, and will likely in the future experience, volatility and such volatility may materially adversely affect our financial condition and results of operations.

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
     About 77.2 % of our outstanding loan portfolio as of December 31, 2007 was secured by real estate. In the course of our business, we may foreclose and take title to real estate, and could be subject to environmental liabilities with respect to these properties. We may be held liable to a governmental entity or to third parties for property damage, personal injury, investigation and clean-up costs incurred by these parties in connection with environmental contamination, or may be required to investigate or clean up hazardous or toxic substances, or chemical releases at a property. The costs associated with investigation or remediation activities could be substantial. In addition, if we are the owner or former owner of a contaminated site, we may be subject to common law claims by third parties based on damages and costs resulting from environmental contamination emanating from the property. These costs and claims could adversely affect our business and prospects.
ITEM 1B. UNRESOLVED STAFF COMMENTS
     None
ITEM 2. PROPERTIES
     At December 31, 2007, the Company operated 39 domestic locations of which 19 are owned and 20 are on leased premises. In addition, the Company opened a 7,000 square foot service center in San Diego and owns a 36,000 square feet operations facility in Las Vegas, Nevada. The Company has two leased properties under construction, owns three parcels of land for future development and has two leased branches that are not in use. The Company’s corporate headquarters in Las Vegas, Nevada is the collateral for a loan in the amount of $9.6 million. For information regarding rental payments, see Note 12 of the Consolidated Financial Statements.
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
     No matters were submitted to a vote of security holders during the fourth quarter of 2007.

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
     Our common stock began trading on the New York Stock Exchange under the symbol “WAL” on June 30, 2005.
     The high and low closing sale prices per share of our common stock for each quarter during the year ended December 31, 2007 and 2006 are shown in the table below.

	Closing Prices
Quarter Ended	Low	High
March 31, 2006	$28.60	$37.15
June 30, 2006	$31.70	$38.28
September 30, 2006	$32.90	$38.41
December 31, 2006	$31.94	$37.01
March 31, 2007	$31.04	$35.30
June 30, 2007	$29.13	$32.76
September 30, 2007	$23.05	$30.17
December 31, 2007	$18.20	$25.95
Holders
     As of February 1, 2008, there were approximately 652 stockholders of record of our common stock. At such date, our directors and executive officers owned approximately 39% of our outstanding shares. There are no other classes of common equity outstanding.
Dividends
     Western Alliance is a legal entity separate and distinct from the banks and our other non-bank subsidiaries. Since we are a holding company with no significant assets other than the capital stock of our subsidiaries, we depend upon dividends from our subsidiaries for a substantial part of our revenue. Accordingly, our ability to pay dividends depends primarily upon the receipt of dividends or other capital distributions from our subsidiaries. Our subsidiaries’ ability to pay dividends to Western Alliance is subject to, among other things, their earnings, financial condition and need for funds, as well as federal and state governmental policies and regulations applicable to us and each of those subsidiaries, which limit the amount that may be paid as dividends without prior approval. See “Supervision and Regulation” for information regarding our ability to pay cash dividends. In addition, if any required payments on outstanding trust preferred securities are not made, we will be prohibited from paying dividends on our common stock. Western Alliance has never paid a cash dividend on its common stock and does no anticipate paying any cash dividends in the foreseeable future.
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

	Measurement Point
	Jun ’05	Dec ’05	Jun ’06	Dec ’06	Jun ’07	Dec ’07
Western Alliance Bancorporation	100.00	117.60	136.93	136.89	117.52	73.90
S&P 500 Index	100.00	105.76	108.61	122.42	130.94	129.13
KBW Regional Banking Index	100.00	103.38	105.67	112.21	104.64	87.61
Share Repurchases
     A summary of our repurchases (in thousands, except average price per share) during the quarter under the $50 million stock repurchase program authorized by our Board of Directors and publicly announced on April 23, 2007, and expiring on December 31, 2008, is as follows:

			Total Shares	Approximate Dollar
			Repurchased as	Value of Shares
	Total Shares	Average Price	Part of Publicly	that May Yet
Period	Repurchased	Per Share	Announced Program	Be Purchased
				$34,631,348
October 1 - October 31	144,200	$22.3995	144,200	31,401,342
November 1 - November 30	10,000	20.4699	10,000	31,196,643
December 1 - December 31	16,900	19.0766	16,900	30,874,249

Total	171,100	$21.9585	171,100	$30,874,249

ITEM 6.	SELECTED FINANCIAL DATA
     The selected financial information in the table below as of and for the years ended December 31, 2007, 2006, 2005, 2004 and 2003 is derived from our audited consolidated financial statements. Results for past periods are not necessarily indicative of results that may be expected for any future period.

	At or for the Year Ended December 31,
	2007	2006	2005	2004	2003
	(in thousands, except per share data)
Selected Income Data:
Interest income	$305,822	$233,085	$134,910	$90,855	$53,823
Interest expense	125,933	84,297	32,568	19,720	12,798

Net interest income	179,889	148,788	102,342	71,135	41,025
Provision for loan losses	20,259	4,660	6,179	3,914	5,145

Net interest income after provision for loan losses	159,630	144,128	96,163	67,221	35,880
Investment security gains (losses), net	434	(4,436)	69	19	(265)
Derivative losses	(1,833)	—	—	—	—
Securities impairment charges	(2,861)	—	—	—	—
Unrealized gains (losses) on assets and liabilities measured at fair value, net	2,418	—	—	—	—
Other income, excluding securities and fair value gains (losses)	24,380	17,870	12,069	8,707	4,535
Non-interest expense	133,670	96,086	64,864	44,929	27,290

Income before income taxes	48,498	61,476	43,437	31,018	12,860
Minority interest	110	—	—	—	—
Provision for income taxes	15,513	21,587	15,372	10,961	4,171

Net Income	$32,875	$39,889	$28,065	$20,057	$8,689

Share data:
Earnings per share—basic	$1.14	$1.56	$1.36	$1.17	$0.61
Earnings per share—diluted	$1.06	$1.41	$1.24	$1.09	$0.59
Book value per share	$16.63	$15.09	$10.71	$7.32	$5.84
Tangible book value per share (net of tax) (3)	$8.88	$9.81	$10.48	$7.02	$5.80
Shares outstanding at period end	30,157	27,085	22,810	18,250	16,681
Weighted average shares outstanding—basic	28,918	25,623	20,583	17,190	14,314
Weighted average shares outstanding—diluted	31,019	28,218	22,666	18,405	14,613

Selected Balance Sheet Data:
Cash and cash equivalents	$115,629	$264,880	$174,336	$115,397	$65,908
Investments and other securities	736,200	542,321	748,533	788,622	715,978
Gross loans, including net deferred loan fees	3,633,009	3,003,222	1,793,337	1,188,535	733,078
Allowance for loan losses	49,305	33,551	21,192	15,271	11,378
Assets	5,016,096	4,169,604	2,857,271	2,176,849	1,576,773
Deposits	3,546,922	3,400,423	2,393,812	1,756,036	1,094,646
Junior subordinated and subordinated debt	122,240	101,857	30,928	30,928	30,928
Stockholders’ equity	501,518	408,579	244,223	133,571	97,451

Selected Other Balance Sheet Data:
Average assets	$4,667,243	$3,668,405	$2,488,740	$1,902,947	$1,148,820
Average earning assets	4,123,956	3,304,325	2,324,463	1,776,362	1,069,990
Average stockholders’ equity	493,365	348,294	195,284	114,765	71,276

Selected Financial and Liqudity Ratios:
Return on average assets	0.70%	1.09%	1.13%	1.05%	0.76%
Return on average tangible assets (4)	0.74%	1.12%	1.13%	1.06%	0.76%
Return on average stockholders’ equity	6.66%	11.45%	14.37%	17.48%	12.19%
Return on average tangible stockholders’ equity (5)	11.94%	16.47%	14.77%	18.07%	12.19%
Net interest margin (1)	4.40%	4.52%	4.41%	4.00%	3.83%
Efficiency ratio — tax equivalent basis (2)	64.67%	57.51%	56.69%	56.26%	59.90%
Loan to deposit ratio	102.43%	88.32%	74.92%	67.68%	66.97%

Capital Ratios (Company):
Leverage ratio	7.4%	8.2%	10.2%	7.7%	8.9%
Tier 1 risk-based capital ratio	7.9%	9.4%	12.8%	10.9%	13.3%
Total risk-based capital ratio	10.3%	11.5%	13.8%	12.0%	14.4%
Average assets to average equity	9.46	10.53	12.74	16.58	16.12

Selected Asset Quality Ratios:
Non-accrual loans to gross loans	0.49%	0.05%	0.01%	0.13%	0.03%
Non-accrual loans and OREO to total assets	0.42%	0.03%	0.00%	0.07%	0.01%
Loans past due 90 days or more and still accruing to total loans	0.02%	0.03%	0.00%	0.00%	0.01%
Allowance for loan losses to total loans	1.36%	1.12%	1.18%	1.28%	1.55%
Allowance for loan losses to non-accrual loans	275.86%	2367.75%	19805.61%	959.84%	4137.45%
Net charge-offs to average loans	0.23%	0.04%	0.02%	0.00%	0.17%

(1)	Net interest margin represents net interest income as a percentage of average interest-earning assets.

(2)	Efficiency ratio represents noninterest expenses as a percentage of the total of net interest income plus noninterest income (tax equivalent basis).

(3)	Tangible book value per share (net of tax) represents stockholders’ equity less intangibles, adjusted for taxes, as a percentage of the shares outstanding at the end of the period.

(4)	Return on average tangible assets represents net income as a percentage of average total assets less average intangible assets.

(5)	Return on average tangible stockholders’ equity represents net income as a percentage of average total stockholders’ equity less average intangible assets.

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
     The forward-looking statements contained in this prospectus reflect our current views about future events and financial performance and are subject to risks, uncertainties, assumptions and changes in circumstances that may cause our actual results to differ significantly from historical results and those expressed in any forward-looking statement, including those risks discussed under the heading “Risk Factors” in this annual report. Some factors that could cause actual results to differ materially from historical or expected results include:
•	changes in general economic conditions, either nationally or locally in the areas in which we conduct or will conduct our business;

•	inflation, interest rate, market and monetary fluctuations;

•	changes in gaming or tourism in our primary market area;

•	risks associated with our growth and expansion strategy and related costs;

•	increased lending risks associated with our concentration of commercial real estate, construction and land development and commercial and industrial loans;

•	increases in competitive pressures among financial institutions and businesses offering similar products and services;

•	higher defaults on our loan portfolio than we expect;

•	changes in management’s estimate of the adequacy of the allowance for loan losses;

•	legislative or regulatory changes or changes in accounting principles, policies or guidelines;

•	management’s estimates and projections of interest rates and interest rate policy;

•	the execution of our business plan; and

•	other factors affecting the financial services industry generally or the banking industry in particular.
     For more information regarding risks that may cause our actual results to differ materially from any forward-looking statements, see “Risk Factors” beginning on page 23. We do not intend and disclaim any duty or obligation to update or revise any industry information or forward-looking statements set forth in this prospectus to reflect new information, future events or otherwise, except as may be required by the securities laws.

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

Overview and History
     We are a bank holding company headquartered in Las Vegas, Nevada. We provide a full range of banking and related services to locally owned businesses, professional firms, real estate developers and investors, local nonprofit organizations, high net worth individuals and consumers through our subsidiary banks and financial services companies located in Nevada, Arizona, California and Colorado. In addition to traditional lending and deposit gathering capabilities, we also offer a broad array of financial products and services aimed at satisfying the needs of small to mid-sized businesses and their proprietors, including cash management, trust administration and estate planning, custody and investments and equipment leasing.
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
     In addition to these traditional commercial banking capabilities, we also provide our customers with cash management, trust administration and estate planning, equipment leasing, custody and investment services and affinity card services resulting in revenue generated from non-interest income. We receive fees from our deposit customers in the form of service fees, checking fees and other fees. Other services such as safe deposit and wire transfers provide additional fee income. We may also generate income from time to time from the sale of investment securities. The fees collected by us are found in our Consolidated Statements of Income under “non-interest income.” Offsetting these earnings are operating expenses referred to as “non-interest expense.” Because banking is a very people intensive industry, our largest operating expense is employee compensation and related expenses.

	At or for the Year Ended December 31,
	2007	2006	2005
	($ in thousands, expect per share amounts)
Net income	$32,875	$39,889	$28,065
Basic earnings per share	1.14	1.56	1.36
Diluted earnings per share	1.06	1.41	1.24
Total assets	5,016,096	4,169,604	2,857,271
Gross loans	3,633,009	3,003,222	1,793,337
Total deposits	3,546,922	3,400,423	2,393,812
Net interest margin	4.40%	4.52%	4.41%
Efficiency ratio	64.67	57.51	56.69
Return on average assets	0.70	1.09	1.13
Return on average equity	6.66	11.45	14.37
Return on average tangible equity	11.94	16.47	14.77
Primary Factors in Evaluating Financial Condition and Results of Operations
     As a bank holding company, we focus on several factors in evaluating our financial condition and results of operations, including:
•	Return on Average Equity (ROE) and Return on Average Tangible Equity (ROTE);

•	Return on Average Assets (ROA) and Return on Average Tangible Assets (ROTA);

•	Asset Quality;

•	Asset and Deposit Growth; and

•	Operating Efficiency.
     Return on Average Equity and Tangible Equity. Our net income for the year ended December 31, 2007 decreased 17.6% to $32.9 million compared to $39.9 million for the year ended December 31, 2006. The decrease in net income was due primarily to a $37.6 million increase in non-interest expenses related primarily to expansion efforts and a $15.6 million increase to the provision for loan losses, offset by a $31.1 million increase in net interest income. Basic earnings per share decreased to $1.14 per share for the year ended December 31, 2007, compared to $1.56 per share for the same period in 2006. Diluted earnings per share decreased to $1.06 per share for the year ended December 31, 2007, compared to $1.41 per share for the same period last year. Average shares outstanding increased 3.3 million from 25.6 million for the year ended December 31, 2006 to 28.9 million for the year ended December 31, 2007. Average stockholders’ equity increased $145.1 million for the same periods. The increase in shares outstanding and average stockholders’ equity was due primarily to our acquisitions of First Independent Bank of Nevada and Shine Investment Advisory Services. The decrease in net income and increase in shares outstanding resulted in an ROE of 6.7% for the year ended December 31, 2007, compared to 11.5% for the year ended December 31, 2006, and ROTE of 11.9% for the year ended December 31, 2007, compared to 16.5% for the year ended December 31, 2006.
     Return on Average Assets. Our ROA for the year ended December 31, 2007 decreased to 0.70% compared to 1.09% for the same period in 2006. The ROTA decreased to 11.94% for the year ended December 31, 2007 compared to 16.47% for the same period in 2006. The decrease in ROA and ROTA is primarily due to the decrease in net income discussed above.
     Asset Quality. For all banks and bank holding companies, asset quality plays a significant role in the overall financial condition of the institution and results of operations. We measure asset quality in terms of non-accrual loans and assets as a percentage of gross loans and assets, and net charge-offs as a percentage of average loans. Net charge-offs are calculated as the difference between charged-off loans and recovery payments received on previously charged-off loans. As of December 31, 2007, non-accrual loans were $17.9 million compared to $1.4 million at December 31, 2006. Non-accrual loans as a percentage of gross loans were 0.49% as of December 31, 2007, compared to 0.05% as of December 31, 2006. At December 31, 2007 and December 31, 2006, our non-performing assets were comprised of non-accrual loans, other impaired loans, loans past due 90 days or more and still accruing and other real estate. For the year ended December 31, 2007, net charge-offs as a percentage of average loans were 0.23%, compared to 0.04% for the year ended December 31, 2006.
     Asset Growth. The ability to produce loans and generate deposits is fundamental to our asset growth. Our assets and liabilities are comprised primarily of loans and deposits, respectively. Total assets increased 20.3% to $5.0 billion as of December 31, 2007 from $4.2 billion as of December 31, 2006. Gross loans grew 21.0% (11.3% organically) to $3.6 billion as of December 31, 2007 from $3.0 billion as of December 31, 2006. Total deposits increased 4.3% (7.6% organic decline) to $3.5 billion as of December 31, 2007 from $3.4 billion as of December 31, 2006. Loans and deposits acquired through the First Independent Bank acquisition in 2007 were $290.7 million and $402.3 million at March 31, 2007, respectively.
     Operating Efficiency. Operating efficiency is measured in terms of how efficiently income before income taxes is generated as a percentage of revenue. Our tax-equivalent efficiency ratio (non-interest expenses divided by the sum of net interest income and non interest income, tax adjusted) was 64.67% for the year ended December 31, 2007 compared to 57.51% for the same period in 2006. We recently implemented an initiative designed to reduce our efficiency ratio, which will include more efficient deployment of FTE. In the short term we expect our branch expansion to slow significantly, which should lead to a lower efficiency ratio as the opened branches become profitable.
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
     Allowance for Loan Losses. The allowance for loan losses is a valuation allowance for probable losses incurred in the loan portfolio. Our allowance for loan loss methodology incorporates a variety of risk considerations in establishing an allowance for loan losses that we believe is adequate to absorb probable losses in the existing portfolio. Such analysis addresses our historical loss experience, delinquency and charge-off trends, collateral values, changes in non-performing loans, economic conditions, peer group experience and other considerations. This information is then analyzed to determine “estimated loss factors” which, in turn, is assigned to each loan category. These factors also incorporate known information about individual loans, including the borrowers’ sensitivity to interest rate movements. Changes in the factors themselves are driven by perceived risk in pools of homogenous loans classified by collateral type, purpose and term. Management monitors local trends to anticipate future delinquency potential on a quarterly basis. In addition to ongoing internal loan reviews and risk assessment, the audit committee utilizes an independent loan review firm to provide advice on the appropriateness of the allowance for loan losses.
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
     Although we believe the levels of the allowance as of December 31, 2007 and 2006 were adequate to absorb probable losses in the loan portfolio, a decline in local economic conditions or other factors could result in increasing losses that cannot be reasonably estimated at this time.
     Available-for-Sale Securities. Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities, requires that available-for-sale securities be carried at fair value. Management utilizes the services of a third party vendor to assist with the determination of estimated fair values. Adjustments to the available-for-sale securities fair value impact the consolidated financial statements by increasing or decreasing assets and stockholders’ equity.
     Securities Measured at Fair Value. The Company elected early adoption of SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, effective January 1, 2007. Concurrent with the adoption of SFAS 159, the Company adopted SFAS No. 157, Fair Value Measurements, effective January 1, 2007. SFAS 159 requires early adoption of SFAS 157 if the company chooses to early adopt SFAS 159. SFAS 157 provides a definition of fair value and provides a framework for calculating fair value. Election of SFAS No. 159 requires elected securities to be carried at fair value with changes in value running through the income statement. See further discussion in the notes to the consolidated financial statements.
     Other than Temporary Impairment of Securities. We regularly review investment securities for impairment based on criteria that include the extent to which cost exceeds market value, the duration of that market decline, our intent and ability to hold to recovery and the financial health and specific prospects for the issuer. We perform comprehensive market research and analysis and monitor market conditions to identify potential impairments. Further information about actual and potential impairment losses is provided in the notes to the financial statements.

     Goodwill. The Company evaluates goodwill for impairment on at least an annual basis pursuant to SFAS 142, Goodwill and Other Intangible Assets. The first step of the impairment evaluation involves the determination of the fair value of each reporting unit to which goodwill has been assigned. Goodwill is not impaired if the fair value of the reporting unit exceeds its carrying value. The Company’s fair value measurements were based on recent sales of similar companies. The Company determined that none of its goodwill was impaired as of October 1, 2007.
     Stock Based Compensation. SFAS 123R requires the Company to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. Since an observable market price of an option with the same or similar terms and conditions is not available, the Company estimates the fair value of stock options using the Black Scholes option-pricing model. The Black Scholes model requires the Company to make assumptions regarding the expected term of the option, the expected volatility of the price of the underlying share for the expected term of the option, the expected dividends on the underlying share for the expected term of the option, and the risk-free interest rates for the expected term of the option. The assumptions and the methods used to determine those assumptions are described in Note 13 of the financial statements included in this Form 10-K.
Trends and Developments Impacting Our Recent Results
     Certain trends emerged and developments have occurred that are important in understanding our recent results and that are potentially significant in assessing future performance.
     Growth in our market areas. Our growth has been fueled in particular by the significant population and economic growth of the greater Las Vegas area where we conduct the majority of our operations. The growth in this area has coincided with significant investments in the gaming and tourism industry. The significant population increase has resulted in an increase in the acquisition of raw land for residential and commercial development, the construction of residential communities, shopping centers and office buildings, and the development and expansion of the businesses and professions that provide essential goods and services to this expanded population. Similarly, growth in the Phoenix, Tucson, San Diego, Reno and Oakland markets has contributed to our growth.
     Recent trends in our local markets have been influenced by the weakening market nationwide. Specifically, the real estate market has deteriorated considerably in the past year. This has led to declines in our organic growth and decreases in future projected growth.
     Asset sensitivity. Management uses various modeling strategies to manage the repricing characteristics of our assets and liabilities. These models contain a number of assumptions and cannot take into account all the various factors that influence the sensitivities of our assets and liabilities. Despite these limitations, our models at December 31, 2007 indicated that our balance sheet was modestly asset sensitive. A company is considered to be asset sensitive if the amount of its interest earning assets maturing or repricing within a certain time period exceed the amount of its interest-bearing liabilities also maturing or repricing within the same period. Being asset sensitive means generally that in times of rising interest rates, a company’s net interest income will increase, and in times of falling interest rates, net interest income will decrease.
     See “Quantitative and Qualitative Disclosure about Market Risk.”
     Impact of expansion on non-interest expense. We plan to open 2 additional branches in our existing markets over the next 12 months. We anticipate that the expansion will result in an increase in occupancy and equipment expense. The cost to construct and furnish a new branch is approximately $2.5 million, excluding the cost to lease or purchase the land on which the branch is located. Consistent with our historical growth strategy, as we open new offices and expand both within and outside our current markets, we plan to recruit seasoned relationship bankers, thereby increasing our salary expenses. Initially, this increase in salary expense is expected to be higher than the revenues to be received from the customer relationships brought to us by the new relationship bankers.
     In October 2006, Alta Alliance Bank opened to the public. Alta Alliance Bank is a wholly owned subsidiary of the Company, headquartered in Oakland, CA. The opening of Alta had a significant impact on the financial statements of the Company in 2007. Alta reported a $2.0 million net loss in its first full year of operations.

     On March 31, 2007, we completed our acquisition of First Independent Bank of Nevada. Total loans and deposits acquired in this merger were $290.7 million and $402.3 million. We also added a total of 4 full service branches in the Reno, Nevada area through this merger.
     On July 31, 2007, we acquired a majority interest in Shine Investment Advisory Services. Assets under management were $410 million as of the acquisition date. Shine has one office in Lone Tree, Colorado.
     Impact of service center on non-interest income. We have a service center facility which became operational in the fourth quarter of 2006. This facility provides increased capacity for courier, cash management and other business services. We anticipate this will have a long-term favorable impact on our non-interest income.
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
     Year Ended December 31, 2007 Compared to Year Ended December 31, 2006
     The following table sets forth a summary financial overview for the years ended December 31, 2007 and 2006.

	Year Ended
	December 31,		Increase
	2007	2006	(Decrease)
	(in thousands, except per share amounts)
Consolidated Statement of Earnings Data:
Interest income	$305,822	$233,085	$72,737
Interest expense	125,933	84,297	41,636

Net interest income	179,889	148,788	31,101
Provision for loan losses	20,259	4,660	15,599

Net interest income after provision for loan losses	159,630	144,128	15,502
Investment security gains/(losses)	434	(4,436)	4,870
Derivative swap losses	(1,833)	—	(1,833)
Security impairment charges	(2,861)	—	(2,861)
Unrealized gains on assets and liabilities measured at fair value	2,418	—	2,418
Other income, excluding security and fair value gains/(losses)	24,380	17,870	6,510
Other expense	133,670	96,086	37,584

Net income before income taxes	48,498	61,476	(12,978)
Minority interest	110	—	110
Income tax expense	15,513	21,587	(6,074)

Net income	$32,875	$39,889	$(7,014)

Earnings per share — basic	$1.14	$1.56	$(0.42)

Earnings per share — diluted	$1.06	$1.41	$(0.35)

     The 17.6% decrease in net income was due primarily to a $37.6 million increase in non-interest expenses related to expansion efforts and a $15.6 million increase to the provision for loan losses related to the challenging economic conditions in our primary markets, offset by a $31.1 million increase in net interest income compared with the same period in 2006.
     Net Interest Income and Net Interest Margin. The 20.9% increase in net interest income for year ended December 31, 2007 compared to the year ended December 31, 2006 was due to an increase in interest income of $72.7 million, reflecting the effect of an increase of $819.6 million in average interest-bearing assets which was primarily funded with an increase of $692.6 million in average deposits, of which $64.9 million were non-interest bearing.
     The average yield on our interest-earning assets was 7.45% for the year ended December 31, 2007, compared to 7.07% for the year ended December 31, 2006, an increase of 5.0%. The increase in the yield on our interest-earning assets is primarily the result of an increase in the volume of loans held in our portfolio. Other factors contributing to the higher yield are adjustments related to the adoption of SFAS 159 and some changes in the investment portfolio mix to higher yielding securities.
     The cost of our average interest-bearing liabilities increased to 4.08% in the year ended December 31, 2007, from 3.67% in the year ended December 31, 2006, which is a result of higher balances in our interest bearing deposits and higher rates paid on deposit accounts and borrowings, partially offset by a reduction in interest expense related to the election of the fair value option for trust preferred securities upon early adoption of SFAS 159.
     Our average rate on our interest-bearing deposits increased 12.9% from 3.42% for the year ended December 31, 2006, to 3.86% for the year ended December 31, 2007, reflecting increases in general market rates. Our average rate on total deposits (including non-interest bearing deposits) increased 20.9% from 2.25% for the year ended December 31, 2006, to 2.72% for the year ended December 31, 2007.
     Our interest margin of 4.40% for the year ended December 31, 2007 was lower than our margin for the previous year of 4.52% due to the increase in our cost of funds exceeding the increase in our yield on earning assets. Our cost of funds increased more than the increase in market rates due to an unfavorable shift in our deposit mix. Average non-interest bearing deposits increased 6.5% while interest bearing deposits increased 32.8%.
     Average Balances and Average Interest Rates. The table below sets forth balance sheet items on a daily average basis for the years ended December 31, 2007 and 2006 and presents the daily average interest rates earned on assets and the daily average interest rates paid on liabilities for such periods. Non-accrual loans have been included in the average loan balances. Securities include securities available for sale and securities held to maturity. Securities available for sale are carried at amortized cost for purposes of calculating the average rate received on taxable securities below.

	Year Ended December 31,
($ in thousands)		2007			2006
	Average		Average	Average		Average
	Balance	Interest	Yield/Cost	Balance	Interest	Yield/Cost
Earning Assets
Securities:
Taxable	$629,846	$36,320	5.77%	$591,904	$25,886	4.37%
Tax-exempt (1)	50,432	2,396	7.46%	18,609	455	4.70%

Total securities	680,278	38,716	5.89%	610,513	26,341	4.31%
Federal funds sold and other	30,900	1,644	5.32%	35,149	1,798	5.12%
Loans (1) (2) (3)	3,393,299	264,480	7.79%	2,641,636	203,792	7.71%
Restricted stock	19,479	982	5.04%	17,027	1,154	6.78%

Total earnings assets	4,123,956	305,822	7.45%	3,304,325	233,085	7.07%
Non-earning Assets
Cash and due from banks	103,163			101,749
Allowance for loan losses	(37,935)			(29,442)
Bank-owned life insurance	85,509			58,022
Other assets	392,550			233,751

Total assets	$4,667,243			$3,668,405

Interest Bearing Liabilities
Sources of Funds
Interest-bearing deposits:
Interest checking	259,774	6,391	2.46%	222,851	5,319	2.39%
Savings and money market	1,602,980	58,867	3.67%	1,215,139	40,097	3.30%
Time deposits	681,229	32,870	4.83%	478,228	20,196	4.22%

Total interest-bearing deposits	2,543,983	98,128	3.86%	1,916,218	65,612	3.42%
Short-term borrowings	372,547	17,097	4.59%	243,780	11,101	4.55%
Long-term debt	61,119	3,092	5.06%	73,155	2,724	3.72%
Junior subordinated and subordinated debt	106,802	7,616	7.13%	63,330	4,860	7.67%

Total interest-bearing liabilities	3,084,451	125,933	4.08%	2,296,483	84,297	3.67%
Non-interest Bearing Liabilities
Noninterest-bearing demand deposits	1,065,592			1,000,726
Other liabilities	23,835			22,902
Stockholders’ equity	493,365			348,294

Total liabilities and stockholders’ equity	$4,667,243			$3,668,405

Net interest income and margin (4)		$179,889	4.40%		$148,788	4.52%

Net interest spread (5)			3.37%			3.40%

(1)	Yields on loans and securities have been adjusted to a tax equivalent basis. Interest income has not been adjusted to a tax equivalent basis.

(2)	Net loan fees of $6.3 million and $7.4 million are included in the yield computation for 2007 and 2006, respectively.

(3)	Includes average non-accrual loans of $9.3 million in 2007 and $0.4 million in 2006.

(4)	Net interest margin is computed by dividing net interest income by total average earning assets.

(5)	Net interest spread represents average yield earned on interest-earning assets less the average rate paid on interest bearing liabilities.
     Net Interest Income. The table below sets forth the relative impact on net interest income of changes in the volume of earning assets and interest-bearing liabilities and changes in rates earned and paid by us on such assets and liabilities. For purposes of this table, non-accrual loans have been included in the average loan balances.

	Years Ended December 31,
	2007 v. 2006
	Increase (Decrease)
	Due to Changes in (1)(2)
	Volume	Rate	Total
	(in thousands)
Interest on securities:
Taxable	$2,188	$8,246	$10,434
Tax-exempt	1,512	429	1,941
Federal funds sold and other	(226)	72	(154)
Loans	58,586	2,102	60,688
Restricted stock	124	(296)	(172)

Total interest income	62,184	10,553	72,737

Interest expense:
Interest checking	908	164	1,072
Savings and Money market	14,243	4,527	18,770
Time deposits	9,795	2,879	12,674
Short-term borrowings	5,909	87	5,996
Long-term debt	(609)	977	368
Junior subordinated debt	3,100	(344)	2,756

Total interest expense	33,346	8,290	41,636

Net increase	$28,838	$2,263	$31,101

(1)	Changes due to both volume and rate have been allocated to volume changes.

(2)	Changes due to mark-to-market gains/losses under SFAS 159 have been allocated to volume changes.
     Provision for Loan Losses. The provision for loan losses in each period is reflected as a charge against earnings in that period. The provision is equal to the amount required to maintain the allowance for loan losses at a level that, in our judgment, is adequate to absorb probable loan losses inherent in the loan portfolio.
     Our provision for loan losses was $20.3 million for the year ended December 31, 2007, compared with $4.7 million for the year ended December 31, 2006. The provision increased primarily because of increases in net charge-offs and specific reserves applied to internally classified loans.
     Non-Interest Income. We earn non-interest income primarily through fees related to:
•	Trust and investment advisory services,

•	Services provided to deposit customers,

•	Services provided to current and potential loan customers, and

•	Bank owned life insurance.
     The following tables present, for the periods indicated, the major categories of non-interest income (excluding securities and fair value gains/(losses):

	Year Ended
	December 31,		Increase
	2007	2006	(Decrease)
	(in thousands)
Trust and investment advisory services	$9,764	$7,346	$2,418
Service charges	4,828	3,450	1,378
Income from bank owned life insurance	3,763	2,661	1,102
Other	6,025	4,413	1,612

Non-interest income, excluding securities and fair value gains (losses)	$24,380	$17,870	$6,510

     The $6.5 million, or 36.4%, increase in non-interest income was influenced by several factors. Collectively, Premier Trust, Inc., Miller/Russell Associates, Inc. and Shine Investment Advisory Services, Inc. produced $9.8 million in trust and investment advisory fees in the year ended December 31, 2007, compared to $7.3 million in the year ended December 31, 2006. The increase was due to an increase in volume of business from Premier and Miller Russell and the acquisition of Shine in July 2007. Trust assets and assets under management have increased from a combined amount of $1.83 billion at December 31, 2006 to $2.51 billion at December 31, 2007.
     Service charges increased $1.4 million from 2006 to 2007 due to higher deposit balances, increased fee charges on existing accounts and the growth in our customer base.
     Income from bank owned life insurance, or BOLI, increased $1.1 million. In addition to $2.2 million of BOLI added through the First Independent acquisition, we purchased additional BOLI products with a face amount of $25.0 million in late 2006 to help offset employee benefit costs.
     Other income increased $1.6 million, due to the growth of the Company and its operations and the sale of a branch facility in 2007. Other income also includes broker fees received on sales of leases and mortgages and gains on sales of SBA loans.
     Unrealized gains/losses on assets and liabilities measured at fair value. During the year ended December 31, 2007, we recognized net unrealized gains on assets and liabilities measured at fair value of $2.4 million. These gains and losses are primarily the result of changes in market yields on securities similar to those in our portfolio. We view the majority of these gains and losses as temporary in nature since the changes in value on most of our securities were not related to a deterioration or improvement in credit profile, but rather such gains and losses were the result of fluctuations in market yields.
     During the year ended December 31, 2007, we recognized an impairment charge on one collateralized debt obligation that has exposure to subprime mortgages. The reduction in fair value of $2.9 million, or 57%, was deemed to be other than temporary due to a substantial deterioration in the credit profile of the security as indicated by a credit rating downgrade.
     SFAS 159 and 157 were adopted by the Company on January 1, 2007. A detailed explanation of the adoptions is included in the notes to the financial statements.
     During the year ended December 31, 2007, we recognized a gain on interest rate swap derivatives of $0.7 million and losses of $2.5 million on credit default swap derivatives embedded in certain structured securities.
     Non-Interest Expense. The following table presents, for the periods indicated, the major categories of non-interest expense:

	Year Ended
	December 31,		Increase
	2007	2006	(Decrease)
	(in thousands)
Salaries and employee benefits	$76,582	$54,767	$21,815
Occupancy	18,120	12,958	5,162
Advertising, public relations and business development	6,815	4,242	2,573
Customer service	6,708	6,684	24
Legal, professional and director fees	3,862	2,798	1,064
Insurance	3,324	1,048	2,276
Data processing	2,278	1,748	530
Audits and exams	2,059	2,375	(316)
Supplies	1,942	1,710	232
Correspondent banking service charges and wire transfer costs	1,669	1,662	7
Telephone	1,492	1,093	399
Intangible amortization	1,455	607	848
Travel and automobile	1,425	790	635
Merger expenses	747	—	747
Organizational costs	—	977	(977)
Other	5,192	2,627	2,565

Total non-interest expense	$133,670	$96,086	$37,584

     Non-interest expense grew $37.6 million, or 39.1%. These increases are attributable to our overall growth, and specifically to merger and acquisition activity, the opening of new branches and hiring of new relationship officers and other employees. At December 31, 2007, we had 992 full-time equivalent employees compared to 785 at December 31, 2006. Given current market conditions, we expect branch expansion activity to slow dramatically in 2008.
     The increase in salaries and occupancy expenses related to the growth discussed above totaled $27.0 million, which is 71.8% of the total increase in non-interest expenses.
     Insurance expense increased $2.3 million from the year ended December 31, 2006 to the same period in 2007 primarily due to significant FDIC depository insurance rate increases assessed for the 2007 year.
     Other non-interest expense increased $2.6 million from December 31, 2006 to December 31, 2007. Other non-interest expense increased, in general, as a result of the growth in assets and operations of the Company.
     Provision for Income Taxes. We recorded tax provisions of $15.5 million and $21.6 million for the years ended December 31, 2007 and 2006, respectively. Our effective tax rates were 31.9% and 35.1% for 2007 and 2006, respectively.
     The effective tax rate decreased from 35.1% for the year ended December 31, 2006 to 31.9% for the same period in 2007 primarily due to an increase in securities yielding dividends received deductions, non-taxable increases in the cash surrender value of life insurance and increased tax-exempt income from a larger tax-exempt loan and bond portfolio.

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
     Net Interest Income and Net Interest Margin. The 45.4% increase in net interest income for the year ended December 31, 2006 compared to the year ended December 31, 2005 was due to an increase in interest income of $98.2 million, reflecting the effect of an increase of $980 million in average interest-bearing assets which was funded with an increase of $847 million in average deposits, of which $155 million were non-interest bearing.
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

	Year Ended December 31,
($ in thousands)	2006			2005
	Average		Average	Average		Average
	Balance	Interest	Yield/Cost	Balance	Interest	Yield/Cost
Earning Assets
Securities:
Taxable	$591,904	$25,886	4.37%	$729,884	$29,099	3.99%
Tax-exempt (1)	18,609	455	4.70%	8,558	394	6.30%

Total securities	610,513	26,341	4.31%	738,442	29,493	3.99%
Federal funds sold and other	35,149	1,798	5.12%	71,450	2,341	3.28%
Loans (1) (2) (3)	2,641,636	203,792	7.71%	1,501,089	102,481	6.83%
Restricted stock	17,027	1,154	6.78%	13,482	595	4.41%

Total earnings assets	3,304,325	233,085	7.07%	2,324,463	134,910	5.81%
Non-earning Assets
Cash and due from banks	101,749			77,347
Allowance for loan losses	(29,442)			(17,954)
Bank-owned life insurance	58,022			36,200
Other assets	233,751			68,684

Total assets	$3,668,405			$2,488,740

Interest Bearing Liabilities
Sources of Funds
Interest-bearing deposits:
Interest checking	$222,851	$5,319	2.39%	$109,415	$594	0.54%
Savings and money market	1,215,139	40,097	3.30%	827,886	16,908	2.04%
Time deposits	478,228	20,196	4.22%	287,083	8,044	2.80%

Total interest-bearing deposits	1,916,218	65,612	3.42%	1,224,384	25,546	2.09%
Short-term borrowings	243,780	11,101	4.55%	117,703	3,234	2.75%
Long-term debt	73,155	2,724	3.72%	63,754	1,675	2.63%
Junior subordinated and subordinated debt	63,330	4,860	7.67%	30,928	2,113	6.83%

Total interest-bearing liabilities	2,296,483	84,297	3.67%	1,436,769	32,568	2.27%
Non-interest Bearing Liabilities
Noninterest-bearing demand deposits	1,000,726			845,581
Other liabilities	22,902			11,106
Stockholders’ equity	348,294			195,284

Total liabilities and stockholders’ equity	$3,668,405			$2,488,740

Net interest income and margin (4)		$148,788	4.52%		$102,342	4.41%

Net interest spread (5)			3.40%			3.54%

(1)	Yields on loans and securities have been adjusted to a tax equivalent basis. Interest income has not been adjusted to a tax equivalent basis.

(2)	Net loan fees of $7,365,000 and $5,051,000 are included in the yield computation for 2006 and 2005, respectively.

(3)	Includes average non-accrual loans of $374,000 in 2006 and $481,000 in 2005.

(4)	Net interest margin is computed by dividing net interest income by total average earning assets.

(5)	Net interest spread represents average yield earned on interest-earning assets less the average rate paid on interest bearing liabilities.
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
Financial Condition
   Total Assets
     On a consolidated basis, our total assets as of December 31, 2007, December 31, 2006 and December 31, 2005 were $5.0 billion, $4.2 billion, and $2.9 billion, respectively. The overall increase from December 31, 2006 to December 31, 2007 was primarily due to a $629.8 million, or 21.0% (11.3% organic), increase in gross loans, a $194.1 million, or 35.8% increase in securities and a $43.6 million, or 43.6% increase in premises and equipment. The overall increase from December 31, 2005 to December 31, 2006 was primarily due to a $1.2 billion, or 67.6%, increase in gross loans, a $90.5 million, or 51.9% increase in cash and cash equivalents and a $41.4 million, or 70.1% increase in premises and equipment.
   Loans
     Our gross loans, including deferred loan fees, on a consolidated basis as of December 31, 2007, December 31, 2006, and December 31, 2005 were $3.6 billion, $3.0 billion, and $1.8 billion, respectively. Since January 1, 2003, residential real estate loans experienced the highest percentage growth within the portfolio, growing from $21.9 million to $447.6 million as of December 31, 2007. Our overall growth in loans from December 31, 2003 to December 31, 2007 is consistent with our focus and strategy to grow our loan portfolio by focusing on markets which we believe have attractive growth prospects.
     The following table shows the amounts of loans outstanding by type of loan at the end of each of the periods indicated.

	December 31,
	2007	2006	2005	2004	2003

	(in thousands)
Construction and land development	$806,110	$715,546	$432,668	$323,176	$195,182
Commercial real estate	1,514,533	1,232,260	727,210	491,949	324,702
Residential real estate	492,551	384,082	272,861	116,360	42,773
Commercial and industrial	784,378	645,469	342,452	241,292	159,889
Consumer	43,517	29,561	20,434	17,682	11,802
Net deferred loan fees	(8,080)	(3,696)	(2,288)	(1,924)	(1,270)

Gross loans, net of deferred fees	3,633,009	3,003,222	1,793,337	1,188,535	733,078
Less: Allowance for loan losses	(49,305)	(33,551)	(21,192)	(15,271)	(11,378)

	$3,583,704	$2,969,671	$1,772,145	$1,173,264	$721,700

     The following tables set forth the amount of loans outstanding by type of loan as of December 31, 2007 which were contractually due in one year or less, more than one year and less than five years, and more than five years based on remaining scheduled repayments of principal. Lines of credit or other loans having no stated final maturity and no stated schedule of repayments are reported as due in one year or less. The tables also present an analysis of the rate structure for loans within the same maturity time periods.

	December 31, 2007
	Due Within	Due 1-5	Due Over
	One Year	Years	Five Years	Total
	(in thousands)
Construction and land development	$658,983	$103,130	$43,997	$806,110
Commercial real estate	180,688	496,397	837,448	1,514,533
Residential real estate	67,582	49,708	375,261	492,551
Commercial and industrial	440,090	306,348	37,940	784,378
Consumer	14,087	8,299	21,131	43,517
Net deferred loan fees	—	—	—	(8,080)

Gross loans, net of deferred fees	$1,361,430	$963,882	$1,315,777	$3,633,009

Interest rates:
Fixed	$251,299	$620,467	$844,991	$1,716,757
Variable	1,110,131	343,415	470,786	1,924,332
Net deferred loan fees	—	—	—	(8,080)

Gross loans, net of deferred fees	$1,361,430	$963,882	$1,315,777	$3,633,009

     Concentrations. Our loan portfolio has a concentration of loans in commercial real-estate related loans and includes significant credit exposure to the commercial real estate industry. As of December 31, 2007, December 31, 2006 and December 31, 2005, commercial real estate-related loans comprised 63.7%, 64.9%, and 64.7% of total gross loans, respectively. Substantially all of these loans are secured by first liens with an initial loan to value ratio of generally no more than 80%. Approximately one-half of these commercial real estate loans are owner occupied. One-to-four family residential real estate loans have a lower risk than commercial real estate and construction and land development loans due to lower loan balances to single borrowers. Our policy for requiring collateral is to obtain collateral whenever it is available or desirable, depending upon the degree of risk we are willing to accept. Repayment of loans is expected from the sale proceeds of the collateral or from the borrower’s cash flows. Deterioration in the performance of the economy or real estate values in our primary market areas, in particular, could have an adverse impact on collectibility, and consequently have an adverse effect on our profitability.

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

	December 31,
	2007	2006	2005	2004	2003
	($ in thousands)
Total non-accrual loans	$17,873	$1,417	$107	$1,591	$210
Impaired loans acquired through merger	2,760	839	—	—	—
Other impaired loans, excluding restructured loans	9,920	—	—	127	—
Loans past due 90 days or more and still accruing	779	794	34	2	65
Restructured loans	3,782	—	—	—	—
Other real estate owned (OREO)	3,412	—	—	—	—
Non-accrual loans to gross loans	0.49%	0.05%	0.01%	0.13%	0.03%
Loans past due 90 days or more and still accruing to total loans	0.02	0.03	0.00	0.00	0.01
Interest income received on nonaccrual loans	$30	$120	$1	$61	$6
Interest income that would have been recorded under the original terms of the loans	$765	$147	$10	$96	$29
     As of December 31, 2007 and December 31, 2006, non-accrual loans totaled $17.9 million and $1.4 million, respectively. Non-accrual loans at December 31, 2007 consisted of 28 customer relationships with no single customer relationship having a principal balance greater than $8.3 million.
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
     As of December 31, 2007, December 31, 2006 and December 31, 2005, the aggregate total amount of loans classified as impaired, excluding restructured loans, was $30.6 million, $2.3 million and $0.1 million, respectively. The total specific allowance for loan losses related to these loans was $6.6 million, $0.5 million and $26,000 for December 31, 2007, 2006 and 2005, respectively.
     The amount of interest income recognized on impaired loans for the years ended December 31, 2007, 2006 and 2005 was $30,000, $120,000 and $1,000, respectively. We would have recorded interest income of $765,000, $147,000 and $10,000 on non-accrual loans had the loans been current for the years ended December 31, 2007, 2006 and 2005, respectively.
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
     The allowance consists of specific and general components. The specific allowance relates to impaired loans. For such loans, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan are lower than the carrying value of that loan, pursuant to Financial Accounting Standards Board, or FASB, Statement No. 114, Accounting by Creditors for Impairment of a Loan. The general allowance covers non-classified loans and is based on historical loss experience adjusted for the various qualitative and quantitative factors listed above, pursuant to FASB Statement No. 5, or FASB 5, Accounting for Contingencies. Loans graded “Watch List/Special Mention” and below are individually examined closely to determine the appropriate loan loss reserve.
     The following table summarizes the activity in our allowance for loan losses for the period indicated.

	Year Ended December 31,
	2007	2006	2005	2004	2003
	($ in thousands)
Allowance for loan losses:
Balance at beginning of period	$33,551	$21,192	$15,271	$11,378	$6,449
Provisions charged to operating expenses	20,259	4,660	6,179	3,914	5,145
Acquisitions	3,419	8,768	—	—	—
Reclassification (1)	—	—	—	—	737
Recoveries of loans previously charged-off:
Construction and land development	—	—	—	—	—
Commercial real estate	—	—	—	—	140
Residential real estate	—	5	3	15	1
Commercial and industrial	213	324	164	132	272
Consumer	49	107	29	10	7

Total recoveries	262	436	196	157	420
Loans charged-off:
Construction and land development	2,361	64	—	—	—
Commercial real estate	—	—	—	—	140
Residential real estate	49	—	—	9	20
Commercial and industrial	5,304	1,273	194	115	1,090
Consumer	472	168	260	54	123

Total charged-off	8,186	1,505	454	178	1,373
Net charge-offs	7,924	1,069	258	21	953

Balance at end of period	$49,305	$33,551	$21,192	$15,271	$11,378

Net charge-offs to average loans outstanding	0.23%	0.04%	0.02%	0.00%	0.17%
Allowance for loan losses to gross loans	1.36	1.12	1.18	1.28	1.55

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

	Allowance for Loan Losses at December 31,
	2007		2006		2005		2004		2003
	($ in thousands)
		% of Loans		% of Loans		% of Loans		% of Loans in
		in Each		in Each		in Each		Each		% of Loans in
		Category to		Category to		Category to		Category to		Each Category
	Amount	Gross Loans	Amount	Gross Loans	Amount	Gross Loans	Amount	Gross Loans	Amount	to Gross Loans

Construction and land	$18,979	22.1%	$13,456	23.8%	$6,646	24.1%	$4,920	27.1%	$3,252	26.6%
development
Commercial real estate	10,929	41.6	6,483	41.0	3,050	40.5	2,095	41.3	1,446	44.2
Residential real estate	3,184	13.5	1,729	12.8	1,219	15.2	327	9.8	179	5.8
Commercial and industrial	15,442	21.5	11,312	21.5	9,842	19.1	7,502	20.3	6,192	21.8
Consumer	771	1.3	571	0.9	435	1.1	427	1.5	309	1.6

Total	$49,305	100%	$33,551	100%	$21,192	100%	$15,271	100%	$11,378	100%

     Historically, the “Commercial and Industrial Loans” category represents the highest risk category for commercial banks. Our largest source of losses has been in this category in prior years. As a result, we utilize a larger estimated loss factor for this category than we do for real estate secured loans. The reserve related to our commercial loan portfolio as of December 31, 2007 was $15.4 million, or 31.3% of the total allowance. As a result of current market conditions in the areas in which we operate, the reserve in the “Construction and Land Development” has increased significantly as of December 31, 2007 to $19.0 million, or 38.5% of the total allowance. Other categories, such as stock and bond secured or assignment of cash collateral loans are provided a nominal loss factor based upon a history of comparatively lower losses. We believe that the allowance allocation is adequate when considering the current composition of our loan portfolio and related loss factors.
     Our “Construction and Land Development” category reflects some borrower concentration risk and carries the enhanced risk encountered with construction loans in general. Currently, the markets in which we primarily operate are experiencing a slowdown in construction and development activity. Property values have declined and construction financing has generally become more difficult to obtain, especially for projects without a very low loan-to-value ratio. As a result, a higher loan loss provision is allocated to this loan category than to other loan categories.
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
Investments
     Securities are identified as either held-to-maturity, available-for-sale, or measured at fair value based upon various factors, including asset/liability management strategies, liquidity and profitability objectives, and regulatory requirements. Held-to-maturity securities are carried at cost, adjusted for amortization of premiums or accretion of discounts. Available-for-sale securities are securities that may be sold prior to maturity based upon asset/liability management decisions. Securities identified as available-for-sale are carried at fair value. Unrealized gains or losses on available-for-sale securities are recorded as accumulated other comprehensive income in stockholders’ equity. Amortization of premiums or accretion of discounts on mortgage-backed securities is periodically adjusted for estimated prepayments. Securities measured at fair value are reported at fair value, with unrealized gains and losses included in current earnings.
     We use our investment securities portfolio to ensure liquidity for cash requirements, manage interest rate risk, provide a source of income and to manage asset quality. The carrying value of our investment securities as of December 31, 2007 totaled $736.2 million, compared to $542.3 million at December 31, 2006, and $748.5 million as of December 31, 2005. The increase experienced from December 31, 2006 to December 31, 2007 was primarily the result of the acquisition of FICN and the purchase of additional higher yielding, investment grade securities, including collateralized mortgage obligations, adjustable rate preferred stock and collateralized debt obligations. The decrease experienced from December 31, 2005 to December 31, 2006 was a result of the maturity of our Auction Rate Securities portfolio, called U.S. Government-sponsored agency obligations and the liquidation of securities with a book value of $159 million in December 2006.
     Our portfolio of investment securities during 2006 and 2005 consisted primarily of mortgage-backed obligations, asset-backed securities and adjustable rate preferred stock. In 2007 we maintained a high level of investment in mortgage-backed securities while shifting from U.S. Government agency obligations to higher yielding asset-backed securities and adjustable rate preferred stock.
     The carrying value of our portfolio of investment securities at December 31, 2007, 2006 and 2005 was as follows:

	Carrying Value
	At December 31,
	2007	2006	2005
U.S. Treasury securities	$—	$3,646	$3,498
U.S. Government-sponsored agencies	24,128	27,747	137,578
Mortgage-backed obligations	502,496	379,497	519,858
SBA Loan Pools	288	392	426
State and Municipal obligations	22,211	10,502	7,128
Adjustable rate preferred stock	29,710	49,065	—
Auction rate securities	—	—	67,999
Debt obligations and structured securities	142,127	47,983
Other	15,240	23,489	12,046

Total investment securities	$736,200	$542,321	$748,533

     The maturity distribution and weighted average yield of our investment securities portfolios at December 31, 2007 are summarized in the table below. This table excludes investments in equity securities with amortized cost of $53.0 million as such securities have no stated maturity. Weighted average yield is calculated by dividing income within each maturity range by the outstanding amount of the related investment and has not been tax affected on tax-exempt obligations. Securities available for sale are carried at amortized cost in the table below for purposes of calculating the weighted average yield received on such securities.

							Due Over 10
December 31, 2007	Due Under 1 Year		Due 1-5 Years		Due 5-10 Years		Years		Total
($ in thousands)	Amount/Yield		Amount/Yield		Amount/Yield		Amount/Yield		Amount/Yield

Available for Sale
U.S. Government-sponsored Agency obligations	$—	0.00%	$1,350	5.28%	$8,621	5.82%	$5,000	5.88%	$14,971	5.50%
Mortgage-backed obligations	—	0.00	—	0.00	943	5.23	272,425	5.41	273,368	5.40
State and Municipal obligations	373	5.16	7,066	3.55	4,939	3.98	1,765	5.93	14,143	3.69
Debt obligations and structured securities	—	0.00	240	7.13	—	0.00	162,615	7.22	162,855	7.22
Other	13,890	4.20	—	0.00	—	0.00	—	0.00	13,890	4.20

Total available for sale	$14,263	4.23%	$8,656	3.92%	$14,503	5.16%	$441,805	6.08%	$479,227	5.94%

Held to Maturity
State and Municipal obligations	$650	4.70%	$—	0.00%	$—	0.00%	$7,256	4.20%	$7,906	4.24%

Total held to maturity	$650	4.70%	$—	0.00	$—	0.00%	$7,256	4.20%	$7,906	4.24%

Measured at fair value
U.S. Government-sponsored Agency obligations	$—	0.00%	$448	5.31%	$8,525	5.86%	$—	0.00%	$8,973	5.84%
Mortgage-backed obligations	—	0.00	—	0.00	—	0.00	227,431	5.31	227,431	5.31
State and Municipal obligations	—	0.00	—	0.00		0.00	107	6.29	107	6.29
Other	—	0.00	—	0.00	—	0.00	5,000	8.34	5,000	8.34

Total measured at fair value	$—	0.00%	$448	5.31%	$8,525	5.86%	$232,538	5.38%	$241,511	5.39%

     We had a concentration of mortgage-backed securities during the year ended December 31, 2007. The aggregate carrying value and aggregate fair value of these securities at December 31, 2007 are $499.4 million and $502.6 million, respectively.
     We had a concentration of U.S. Government sponsored agencies and mortgage-backed securities during each of the years ended December 31, 2006 and 2005. The aggregate carrying value and aggregate fair value of these securities at December 31, 2006 and 2005 are as follows.

	December 31,
	2006	2005
	(in thousands)
Aggregate carrying value	$407,244	$657,436

Aggregate fair value	$404,937	$654,636

     At December 31, 2007, the combined unrealized loss on our adjustable rate preferred stock and debt and other structured securities portfolios classified as available for sale was $45.3 million, which is discussed in Note 5 to our Consolidated Financial Statements. Of this amount $7.5 million is related to leveraged exposure to Merrill Lynch and Bank of America adjustable rate preferred stock in two securities. The rate earned on these two securities is set through a quarterly auction. Recent debt market dislocations have resulted in failed auctions for similarly structured securities. Beginning in the third quarter 2007, certain of the auctions related to our two holdings failed, resulting in the Company’s yield on these securities being reduced to 0% through year-end. As discussed in Note 5, we concluded that the two securities had not suffered declines that were considered other than temporary due to the lack of credit rating downgrades of our holdings and macroeconomic conditions widening the spreads of virtually all types of corporate debt. Should auctions continue to fail in future periods, we have the option to purchase securities in tranches which are senior to our positions and convert our holdings to the underlying Merrill Lynch and Bank of America adjustable rate preferred stock. If we are unable to accomplish this without incurring additional losses it may be necessary to recognize an impairment charge in a future period.

Premises and Equipment
     On December 30, 2005, the Company purchased the corporate headquarters of Bank of Nevada for a total acquisition price of approximately $16.3 million. The location was previously leased by the Company. In connection with this purchase, the Company assumed a note on the building. The note amount at December 31, 2007 is $9.6 million, has a fixed interest rate of 8.79%, and matures in 2010. The note is collateralized by the purchased building.
     Due to a combination of acquisitions and investment in new branch and operations locations, premises and equipment increased $43.6 million from December 31, 2006 to December 31, 2007. Premises and equipment acquired through the First Independent acquisition totaled $17.5 million with the remaining increase attributable to new branch locations in various locations and the new operations center in Las Vegas, Nevada.
Goodwill and other intangible assets
     As a result of the acquisition of FICN on March 30, 2007, we recorded goodwill of $79.2 million and a core deposit intangible asset of $8.0 million. As a result of the acquisition of Shine on July 31, 2007, we recorded goodwill of $7.6 million. These amounts are subject to further change when the determination of the asset and liability values is finalized within one year from the merger date.
Deposits
     Deposits historically have been the primary source of funding our asset growth. As of December 31, 2007, total deposits were $3.5 billion, compared to $3.4 billion as of December 31, 2006 and $2.4 billion as of December 31, 2005. As of December 31, 2007, non-interest bearing deposits were $1.0 billion, compared to $1.2 billion as of December 31, 2006 and $980.0 million as of December 31, 2005. As of December 31, 2007, title company deposits comprised 14.3% of our total non-interest bearing deposits. Interest-bearing accounts have also experienced growth. As of December 31, 2007, interest-bearing deposits were $2.5 billion, compared to $2.2 billion and $1.4 billion as of December 31, 2006 and 2005, respectively. Interest-bearing deposits are comprised of NOW accounts, savings and money market accounts, certificates of deposit under $100,000, and certificates of deposit over $100,000.
     The average balances and weighted average rates paid on deposits for the years ended December 31, 2007, 2006 and 2005, are presented below.

	Year Ended December 31,
	2007 Average		2006 Average		2005 Average
	Balance/Rate		Balance/Rate		Balance/Rate
	($ in thousands)
Interest checking (NOW)	$259,774	2.46%	$222,851	2.39%	$109,415	0.54%
Savings and money market	1,602,980	3.67	1,215,139	3.30	827,886	2.04
Time	681,229	4.83	478,228	4.22	287,083	2.80

Total interest-bearing deposits	2,543,983	3.86	1,916,218	3.42	1,224,384	2.09
Non-interest bearing demand deposits	1,065,592	—	1,000,726	—	845,581	—

Total deposits	$3,609,575	2.72%	$2,916,944	2.25%	$2,069,965	1.23%

     At December 31, 2007, deposits at acquired branches totaled $760 million, a decline of $292 million from the dates of acquisition and an organic decline of $167 million from December 31, 2006. The organic decline from December 31, 2006 through December 31, 2007 is primarily attributable to the following:
•	Certificates of deposit declined by $23 million. This is a continuation of the run-off of non-core, interest rate sensitive CDs which began prior to December 31, 2006.

•	Approximately $12 million of deposits moved into customer repurchase agreements and remain on our balance sheet, but not in the deposit totals. This was an account option not offered by the acquired Bank of Nevada and Nevada First Bank (Intermountain First Bancorporation).

•	Consistent with our strategy listed on page 4 of our Form 10-K of “attracting low cost deposits”, as part of the acquisitions, management determined that approximately $57 million of deposits did not fit our customer profile or were excessively interest rate sensitive (i.e., interest tied to the Prime Rate, which is not offered by the Company) and thus were managed out of the Company.
     The remaining decline from the acquisition dates through December 31, 2007 of $70 million, or 8% of December 31, 2006 balances and First Independent Bank acquired balances, is attributable to declines in deposit accounts which routinely occur shortly after mergers are consummated combined with reduced escrow account and other deposit declines experienced throughout the Company.
     The remaining maturity for certificates of deposit of $100,000 or more as of December 31, 2007 is presented in the following table.

December 31, 2007
(in thousands)
3 months or less	$346,434
3 to 6 months	199,756
6 to 12 months	83,792
Over 12 months	19,369

Total	$649,351

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

			Adequately-		Minimum For
			Capitalized		Well-Capitalized
	Actual		Requirements		Requirements
	($ in thousands)
As of December 31, 2007	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to Risk Weighted Assets)
Bank of Nevada	$297,613	11.0%	$215,760	8.0%	$269,700	10.0%
Alliance Bank of Arizona	81,781	10.8	60,674	8.0	75,842	10.0
Torrey Pines Bank	71,695	11.0	52,257	8.0	65,321	10.0
Alta Alliance Bank	22,984	36.5	5,037	8.0	6,296	10.0
First Independent Bank	47,066	12.1	31,168	8.0	38,960	10.0
Company	466,138	10.3	361,059	8.0	451,324	10.0

Tier I Capital (Tier 1 to Risk Weighted Assets)
Bank of Nevada	$204,387	7.6%	$107,880	4.0%	$161,820	6.0%
Alliance Bank of Arizona	56,960	7.5	30,337	4.0	45,505	6.0
Torrey Pines Bank	46,513	7.1	26,128	4.0	39,192	6.0
Alta Alliance Bank	22,607	35.9	2,518	4.0	3,778	6.0
First Independent Bank	38,071	9.8	15,584	4.0	23,376	6.0
Company	356,536	7.9	180,530	4.0	270,795	6.0

Leverage ratio (Tier 1 to Average Assets)
Bank of Nevada	$204,387	6.9%	$117,937	4.0%	$147,422	5.0%
Alliance Bank of Arizona	56,960	7.0	32,634	4.0	40,793	5.0
Torrey Pines Bank	46,513	6.5	28,553	4.0	35,692	5.0
Alta Alliance Bank	22,607	25.1	3,598	4.0	4,498	5.0
First Independent Bank	38,071	7.8	19,429	4.0	24,286	5.0
Company	356,536	7.4	192,716	4.0	240,895	5.0
     Alta Alliance Bank has agreed to maintain a total Tier I capital to average assets ratio of at least 9% for its first three years of existence.
     We were well capitalized at all the banks and the holding company as of December 31, 2007.
Junior Subordinated and Subordinated Debt
     In order to manage our capital position more efficiently, we have formed or acquired through merger seven statutory business trusts for the sole purpose of issuing trust preferred securities. The junior subordinated debt has maturity dates as follows:

Name of Trust	Maturity	2007	2006
BankWest Nevada Capital Trust I	2031	$—	$15,464
BankWest Nevada Capital Trust II	2033	15,464	15,464
Intermountain First Statutory Trust I	2034	10,310	10,310
WAL Trust No. 1	2036	20,619	20,619
First Independent Capital Trust I	2034	7,217	—
WAL Statutory Trust No. 2	2037	5,155	—
WAL Statutory Trust No. 3	2037	7,732	—

		$66,497	$61,857

Unrealized gains on trust preferred securities measured at fair value, net		(4,257)

		$62,240

     The weighted average contractual rate of the junior subordinated debt was 7.36% as of December 31, 2007.

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
     In 2006, Bank of Nevada issued $40.0 million in floating rate unsecured subordinated debt. The rate is based on three month LIBOR plus 1.20%. The debt requires quarterly interest payments and matures in September 2016.
     In 2007, Bank of Nevada issued $20.0 million in floating rate unsecured subordinated debt. The rate is based on three month LIBOR plus 1.60%. The debt requires quarterly interest payments and matures in September 2017.
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
     Long-Term Borrowed Funds. We also have entered into long-term contractual obligations consisting of advances from Federal Home Loan Bank (FHLB). These advances are secured with collateral generally consisting of securities. As of December 31, 2007, these long-term FHLB advances totaled $45.0 million and will mature by June 30, 2012. Interest payments are due semi-annually. The weighted average rate of the long-term FHLB advances as of December 31, 2007 was 4.63%.
     The following table sets forth our significant contractual obligations as of December 31, 2007.

	Payments Due by Period
	(in thousands)
		Less Than	1-3	3-5	After
	Total	1 Year	Years	Years	5 Years
Contractual Obligations	(in thousands)
Long term borrowed funds	$55,369	$5,118	$40,251	$10,000	$—
Junior subordinated deferrable interest debentures	62,240	—	—	—	62,240
Subordinated debt	60,000	—	—	—	60,000
Construction contracts	1,283	1,283
Purchase obligations	2,351	1,451	450	450	—
Operating lease obligations	30,297	4,255	8,405	8,178	9,459

Total	$211,540	$12,107	$49,106	$18,628	$131,699

     Our commitments associated with outstanding letters of credit, commitments to extend credit, and credit card guarantees as of December 31, 2007 are summarized below. Since commitments associated with letters of credit and commitments to extend credit may expire unused, the amounts shown do not necessarily reflect the actual future cash funding requirements.

	Total	Amount of Commitment Expiration Per Period
	Amounts	Less Than	1-3	3-5	After
	Committed	1 Year	Years	Years	5 Years
Other Commitments	(In thousands)
Commitments to extend credit	$1,193,522	$922,368	$104,775	$22,713	$143,666
Credit card commitments and guarantees	26,507	26,507	—	—	—
Standby letters of credit	80,790	78,842	1,948	—	—

Total	$1,300,819	$1,027,717	$106,723	$22,713	$143,666

     Short-Term Borrowed Funds. Short-term borrowed funds are used to support liquidity needs created by seasonal deposit flows, to temporarily satisfy funding needs from increased loan demand, and for other short-term purposes. The majority of these short-term borrowed funds consist of advances from FHLB and customer repurchase agreements. The borrowing capacity at FHLB is determined based on collateral pledged, generally consisting of securities and loans, at the time of borrowing. We also have borrowings from other sources pledged by securities including securities sold under agreements to repurchase, which are reflected at the amount of cash received in connection with the transaction, and may require additional collateral based on the fair value of the underlying securities. As of December 31, 2007, total short-term borrowed funds were $744.3 million with a weighted average interest rate at period end of 3.41%, compared to total short-term borrowed funds of $181.7 million as of December 31, 2006 with a weighted average interest rate at year end of 4.47%. The increase of $562.6 million was primarily the result of loan growth in excess of deposit growth.
     The following table sets forth certain information regarding FHLB advances and repurchase agreements at the dates or for the periods indicated.

	December 31,
	2007	2006	2005
	($ in thousands)
FHLB Advances and other:
Maximum month-end balance	$489,330	$52,000	$155,400
Balance at end of year	489,330	11,000	7,000
Average balance	149,278	145,586	71,075
Customer Repurchase Accounts:
Maximum month-end balance	$275,016	$170,656	$78,170
Balance at end of year	275,016	170,656	78,170
Average balance	200,043	98,194	46,628

Total Short-Term Borrowed Funds	$764,346	$181,656	$85,170

Weighted average interest rate at end of year	3.41%	4.47%	2.85%

Weighted average interest rate during year	4.44%	4.56%	2.75%
     Since growth in core deposits may be at intervals different from loan demand, we may follow a pattern of funding irregular growth in assets with short-term borrowings, which are then replaced with core deposits. This temporary funding source is likely to be utilized for generally short-term periods, although no assurance can be given that this will, in fact, occur.
Liquidity
     The ability to have readily available funds sufficient to repay fully maturing liabilities is of primary importance to depositors, creditors and regulators. Our liquidity, represented by cash and due from banks, federal funds sold and available-for-sale securities, is a result of our operating, investing and financing activities and related cash flows. In order to ensure funds are available at all times, on at least a quarterly basis, we project the amount of funds that will be required and maintain relationships with a diversified customer base so funds are accessible. Liquidity requirements can also be met through short-term borrowings or the disposition of short-term assets. We have borrowing lines at correspondent banks totaling $160.0 million. In addition, securities and loans are pledged to the FHLB totaling $1.72 billion and $65.3 million, respectively, on total borrowings from the FHLB of $492.6 million as of December 31, 2007.

     We have a formal liquidity policy, and in the opinion of management, our liquid assets are considered adequate to meet our cash flow needs for loan funding and deposit cash withdrawal for the next 60-90 days. At December 31, 2007, we had $602.0 million in liquid assets comprised of $115.6 million in cash and cash equivalents (including federal funds sold of $11.0 million) and $486.4 million in available-for-sale securities.
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
     Our liquidity is comprised of three primary classifications: (i) cash flows provided by operating activities; (ii) cash flows used in investing activities; and (iii) cash flows provided by financing activities. Net cash provided by or used in operating activities consists primarily of net income adjusted for changes in certain other asset and liability accounts and certain non-cash income and expense items such as the loan loss provision, investment and other amortization and depreciation. For the years ended December 31, 2007, 2006 and 2005 net cash provided by operating activities was $54.8, $43.8 and $34.4 million, respectively.
     Our primary investing activities are the origination of real estate, commercial and consumer loans and purchase and sale of securities. Our net cash provided by and used in investing activities has been primarily influenced by our loan and securities activities. The net organic increase in loans for the years ended December 31, 2007, 2006 and 2005 was $347.0 million, $602.2 million and $574.5 million, respectively. Purchases of securities, net of proceeds from the maturities and sales of securities for the year ended December 31, 2007 were $180.2 million. Proceeds from the maturities and sales of securities, net of purchases of securities for the year ended December 31, 2006 were $241.6 million. Net proceeds from the maturities and sales of securities were $50.3 million for the year ended December 31, 2005.
     Net cash provided by financing activities has been impacted significantly by increases in deposit levels in prior years. During the years ended December 31, 2007, 2006 and 2005, deposits decreased organically by $255.8 million, and increased $339.1 million and $637.8 million, respectively. The net increase in our borrowings combined with proceeds from the issuance of junior subordinated and subordinated debt totaled $594.4 million for the year ended December 31, 2007, compared with a net increase in borrowings of $122.0 million for 2006.
     Our federal funds sold decreased $110.2 million from December 31, 2006 to December 31, 2007. This is due to the lack of growth in our deposits combined with the increase of our investment portfolio over the same period.
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
     At December 31, 2007, our economic value of equity exposure related to these hypothetical changes in market interest rates was within the current guidelines established by us. The following table shows our projected change in economic value of equity for this set of rate shocks at December 31, 2007.
Economic Value of Equity

	Economic Value of Equity
		Percentage	Percentage	Percentage of
	Economic	Change	of Total	Equity
Interest Rate Scenario	Value	from Base	Assets	Book Value
	($ in millions)
Up 300 basis points	$652.8	(2.0)%	13.0%	130.2%
Up 200 basis points	661.2	(0.8)	13.2	131.8
Up 100 basis points	667.0	0.1	13.3	133.0
BASE	666.4	—	13.3	132.9
Down 100 basis points	666.2	(0.0)	13.3	132.8
Down 200 basis points	656.0	(1.6)	13.1	130.8
Down 300 basis points	642.4	(3.6)	12.8	128.1
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
     Net Interest Income Simulation. In order to measure interest rate risk at December 31, 2007, we used a simulation model to project changes in net interest income that result from forecasted changes in interest rates. This analysis calculates the difference between net interest income forecasted using a rising and a falling interest rate scenario and a net interest income using a base market interest rate derived from the current treasury yield curve. The income simulation model includes various assumptions regarding the re-pricing relationships for each of our products. Many of our assets are floating rate loans, which are assumed to re-price immediately, and proportional to the change in market rates, depending on their contracted index. Some loans and investments include the opportunity of prepayment (embedded options), and accordingly the simulation model uses indexes to estimate these prepayments and reinvest their proceeds at current yields. Our non-term deposit products re-price more slowly, usually changing less than the change in market rates and at our discretion.

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
     For the rising and falling interest rate scenarios, the base market interest rate forecast was increased and decreased over twelve months by 300 basis points. At December 31, 2007, our net interest margin exposure related to these hypothetical changes in market interest rates was within the current guidelines established by us.
Sensitivity of Net Interest Income

		Percentage
	Adjusted Net	Change
Interest Rate Scenario	Interest Income	from Base
	(in millions)
Up 300 basis points	$203.2	6.7%
Up 200 basis points	199.2	4.6
Up 100 basis points	194.0	1.8
BASE	190.5	—
Down 100 basis points	186.3	(2.2)
Down 200 basis points	182.4	(4.3)
Down 300 basis points	178.5	(6.3)
Derivative Contracts. In the normal course of business, the Company uses derivative instruments to meet the needs of its customers and manage exposure to fluctuations in interest rates. The following table summarizes the aggregate notional amounts and terms of the Company’s derivative holdings.
Derivative Contracts

		Weighted
	Notional	Average
	Amounts	Term
	(in thousands)	(in years)
Fixed-to-floating interest rate swaps	$51,418	5.3
Floating-to-fixed interest rate swaps	50,000	4.0
Credit default swap	10,000	20.0
Recent Accounting Pronouncements
     On January 1, 2007, the Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement 109 (FIN 48), which clarifies the accounting for uncertainty in tax positions. This Interpretation provides that the tax effects from an uncertain tax position can be recognized in our financial statements only if the position is more likely than not of being sustained on audit, based on the technical merits of the position. We had no cumulative adjustment to retained earnings on our financial statements related to FIN 48.
     Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurements, defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. The Company adopted SFAS 157 on January 1, 2007. The impact of this new standard on our financial statements is discussed in the notes to the financial statements.

     The Company adopted SFAS 159, The Fair Value Option for Assets and Financial Liabilities-Including an Amendment of FASB Statement No. 115, on January 1, 2007. SFAS 159 permits an entity to choose to measure many financial instruments and certain other items at fair value. For financial instruments elected to be accounted for at fair value, the Company reports the unrealized gains and losses in earnings. The impact of this new standard on our financial statements is discussed in Note 2 to the consolidated financial statements.
     In September 2007, the FASB ratified the consensus of the Emerging Issues Task Force (EITF) Issue No. 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangement. EITF 06-4 applies to endorsement split dollar life insurance policies that provide a benefit to an employee that extends to postretirement periods and requires an employer to recognize a liability for future benefits over the service period based on the substantive agreement with the employee. EITF 06-4 is effective for fiscal years beginning after December 15, 2007, with early adoption permitted. EITF 06-4 does not have a material impact on our financial statements.
     In September 2007, the FASB ratified the consensus reached by the Emerging Issues Task Force in Issue No. 06-5, Accounting for Purchases of Life Insurance — Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4, Accounting for Purchases of Life Insurance (EITF 06-5). EITF 06-5 is effective for fiscal years beginning after December 15, 2007. EITF 06-5 is not expected to have a material impact on our financial statements.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     For a discussion of quantitative and qualitative disclosures about market risk, please see Item 7 “Management’s Discussion and Analysis of Financial Condition and results of Operations - Quantitative and Qualitative Disclosure about Market Risk” on page 62.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
     Our consolidated financial statements and supplementary data included in this annual report are listed in Item 15 and begin at page F-1 immediately following the signature page.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
     Not applicable.
ITEM 9A. CONTROLS AND PROCEDURES
     As of December 31, 2007, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer along with the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15(b), as adopted by the Securities and Exchange Commission (SEC) under the Securities Exchange Act of 1934 (Exchange Act). Based upon that evaluation, the Company’s Chief Executive Officer along with the Company’s Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to timely alert them to material information relating to the Company (including its consolidated subsidiary) required to be included in the Company’s periodic SEC filings.
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
     As of December 31, 2007, management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the assessment, management determined that the Company maintained effective internal control over financial reporting as of December 31, 2007, based on those criteria.
     The Company acquired First Independent Capital of Nevada, parent company of First Independent Bank of Nevada on March 30, 2007, and management excluded the operations of First Independent Bank from its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007. First Independent Bank had total assets of approximately $549.9 million as of December 31, 2007. The Company acquired a majority interest in Shine Investment Advisory Services, Inc. on July 31, 2007, and management excluded Shine Investment Advisory Services, Inc. from its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007. Shine Investment Advisory Services, Inc had total assets under management of $428 million as of December 31, 2007. While the acquisitions were considered material to the Company, it did not result in a material change in our internal controls over financial reporting.
     The Company’s independent registered public accounting firm, McGladrey & Pullen, LLP, has audited the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007, as stated in their report, which is included herein.
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

/s/ Robert Sarver	/s/ Dale Gibbons
Robert Sarver	Dale Gibbons
Chief Executive Officer	Executive Vice President, Chief Financial Officer
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors
Western Alliance Bancorporation
Las Vegas, Nevada
     We have audited Western Alliance Bancorporation’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Western Alliance Bancorporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
     We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
     The Company acquired First Independent Bank of Nevada on March 30, 2007 and Shine Investment Advisory Services on July 31, 2007, and management excluded all of the operations of these acquired entities from its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007. First Independent Bank had $549.9 million in assets as of December 31, 2007 and net income of $4.4 million for the period from April 1, 2007 to December 31, 2007. Shine Investment Advisory Services had total assets under management of $428 million as of December 31, 2007. Our audit of internal controls over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of First Independent Bank of Nevada and Shine Investment Advisory Services.
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
     In our opinion, Western Alliance Bancorporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
     We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of Western Alliance Bancorporation and our report dated February 21, 2008 expressed an unqualified opinion.
/s/ McGLADREY & PULLEN, LLP
Las Vegas, Nevada
February 21, 2008
ITEM 9B. OTHER INFORMATION
     Not applicable.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
     The information required by Item 10 of Form 10-K is incorporated by reference from the information contained in the Company’s Proxy Statement for the 2008 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14A.
     The Company has adopted a Code of Conduct applicable to all of our directors and employees, including the principal executive officer, principal financial officer and principal accounting officer. A copy of the Code of Conduct is available on the Company’s website at www.westernalliancebancorp.com.
ITEM 11. EXECUTIVE COMPENSATION
     The information required by Item 11 of Form 10-K is incorporated by reference from the information contained in the Company’s Proxy Statement for the 2008 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14A.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
     The information required by Item 12 of Form 10-K is incorporated by reference from the information contained in the Company’s Proxy Statement for the 2008 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14A.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
     The information required by Item 13 of Form 10-K is incorporated by reference from the information contained in the Company’s Proxy Statement for the 2008 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14A.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
     The information required by Item 14 of Form 10-K is incorporated by reference from the information contained in the Company’s Proxy Statement for the 2008 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14A.
PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
     (a) Documents Filed as Part of this Report
     (1) The following financial statements are incorporated by reference from Item 8 hereto:

Consolidated Balance Sheets as of December 31, 2007 and 2006	Page F-2

Consolidated Statements of Income for the three years ended December 31, 2007, 2006 and 2005	Page F-3

Consolidated Statements of Stockholders’ Equity for the three years ended December 31, 2007, 2006 and 2005	Page F-4

Consolidated Statements of Cash Flows for the three years ended December 31, 2007, 2006 and 2005	Page F-5

Notes to Consolidated Financial Statements	Page F-6

Report of Independent Registered Public Accounting Firm	Page F-44
     (2) Financial Statement Schedules
     Not applicable.
     On the Exhibit Index, a “±” identifies each management contract or compensatory plan or arrangement required to be filed as an exhibit to this Annual Report, and such listing is incorporated herein by reference.

EXHIBITS

3.1	Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to Amendment No. 1 to Western Alliance’s Registration Statement on Form S-1 filed with the SEC on June 7, 2005).

3.2	Amended and Restated By-Laws (incorporated by reference to Exhibit 3.1 to Western Alliance’s Form 8-K filed with the SEC on January 25, 2008).

4.1	Form of common stock certificate (incorporated by reference to Exhibit 4.1 to Amendment No. 3 to Western Alliance’s Registration Statement on Form S-1 filed with the SEC on June 27, 2005).

10.1	Employment Agreement by and between Western Alliance Bancorporation and Mr. Markham (incorporated by reference to Exhibit 5.1 to Western Alliance’s Registration Statement on Form 8-K filed with the SEC on April 23, 2007).±

10.2	Employment Agreement by and between Western Alliance Bancorporation and Mr. Grisham (incorporated by reference to Exhibit 10.1 to Western Alliance’s Registration Statement on Form 8-K filed with the SEC on April 2, 2007).±

10.3	Employment Agreement by and between Western Alliance Bancorporation and Mr. Woodrum (incorporated by reference to Exhibit 10.2 to Western Alliance’s Registration Statement on Form 8-K filed with the SEC on April 2, 2007).±

10.4	Agreement and Plan of Merger By and Between Western Alliance Bancorporation and First Independent Capital of Nevada (incorporated by reference to Appendix A to Western Alliance’s Form S-4 filed with the SEC on February 1, 2007).±

10.5	Western Alliance Bancorporation 2005 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to Amendment No. 1 to Western Alliance’s Registration Statement on Form S-1 filed with the SEC on June 7, 2005).±

10.6	Form of BankWest Nevada Corporation Incentive Stock Option Plan Agreement (incorporated by reference to Exhibit 10.3 to Western Alliance’s Registration Statement on Form S-1 filed with the SEC on April 28, 2005).±

10.7	Form of Western Alliance Incentive Stock Option Plan Agreement (incorporated by reference to Exhibit 10.4 to Western Alliance’s Registration Statement on Form S-1 filed with the SEC on April 28, 2005).±

10.8	Form of Western Alliance 2002 Stock Option Plan Agreement (incorporated by reference to Exhibit 10.5 to Western Alliance’s Registration Statement on Form S-1 filed with the SEC on April 28, 2005).±

10.9	Form of Western Alliance 2002 Stock Option Plan Agreement (with double trigger acceleration clause) (incorporated by reference to Exhibit 10.6 to Western Alliance’s Registration Statement on Form S-1 filed with the SEC on April 28, 2005).±

10.10	Form of Indemnification Agreement by and between Western Alliance Bancorporation and the following directors and officers: Messrs. Baker, Beach, Boyd, Cady, Froeschle, Gibbons, Hilton, Lundy, Mack, A. Marshall, T. Marshall, Nigro, Sarver, Snyder, Wall and Woodrum, Drs. Nagy and Nave, and Mses. Boyd Johnson and Mahan (incorporated by reference to Exhibit 10.7 to Western Alliance’s Registration Statement on Form S-1 filed with the SEC on April 28, 2005).±

10.11	Form of Non-Competition Agreement by and between Western Alliance Bancorporation and the following directors and officers: Messrs. Froeschle, Sarver, Lundy, Snyder and Woodrum (incorporated by reference to Exhibit 10.8 to Western Alliance’s Registration Statement on Form S-1 filed with the SEC on April 28, 2005).±

10.12	Form of Warrant to purchase shares of Western Alliance Bancorporation common stock, dated December 12, 2003, together with a schedule of warrant holders (incorporated by reference to Exhibit 10.9 to Western Alliance’s Registration Statement on Form S-1 filed with the SEC on April 28, 2005).±

10.13	Real Estate Purchase Agreement between GRS Sahara Ave. Corp. and BankWest of Nevada (incorporated by reference to Exhibit 10.1 to Western Alliance’s Form 8-K filed with the SEC on September 26, 2005).

21.1	List of Subsidiaries of Western Alliance Bancorporation

23.1	Consent of McGladrey & Pullen, LLP.

31.1	CEO Certification Pursuant Rule 13a-14(a)/15d-a4(a)

31.2	CFO Certification Pursuant Rule 13a-14(a)/15d-14(a)

32	CEO and CFO Certification Pursuant 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes — Oxley Act of 2003
     Shareholders may obtain copies of exhibits by writing to: Dale Gibbons, Western Alliance Bancorporation, 2700 West Sahara Avenue, Las Vegas, Nevada 89102.
SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

WESTERN ALLIANCE BANCORPORATION
February 22, 2008	By:	/s/ Robert Sarver

Robert Sarver Chairman of the Board; President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this registration statement has been signed by the following persons on behalf of the Company in their listed capacities on February 22, 2008:

Name	Title

/s/ Robert Sarver
Robert Sarver	Chairman of the Board; President and Chief Executive Officer (Principal Executive Officer)

/s/ Dale Gibbons
Dale Gibbons	Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Name	Title
/s/ Terry A. Shirey
Terry A. Shirey	Senior Vice President and Controller (Principal Accounting Officer)
/s/ John P. Sande III
John P. Sande III	Director
/s/ Bruce Beach
Bruce Beach	Director
/s/ William S. Boyd
William S. Boyd	Director
/s/ Steve Hilton
Steve Hilton	Director
/s/ Marianne Boyd Johnson
Marianne Boyd Johnson	Director
/s/ Cary Mack
Cary Mack	Director
/s/ George J. Maloof, Jr.
George J. Maloof, Jr.	Director
/s/ Arthur Marshall
Arthur Marshall	Director

Todd Marshall	Director
/s/ M. Nafees Nagy, M.D.
M. Nafees Nagy, M.D.	Director

James Nave, D.V.M.	Director
/s/ Donald Synder
Donald Snyder	Director

/s/ Kenneth A. Vecchione	Director

Larry Woodrum	Director

WESTERN ALLIANCE BANCORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
December 31, 2007 and 2006

	2007	2006

	(in thousands, except per
	share amounts)
Assets

Cash and due from banks	$104,650	$143,721
Federal funds sold and other	10,979	121,159

Cash and cash equivalents	115,629	264,880

Securities held to maturity (approximate fair value $9,530 and $95,404, respectively)	9,406	97,495
Securities available for sale	486,354	444,826
Securities measured at fair value	240,440	—

Gross loans, including net deferred loan fees	3,633,009	3,003,222
Less: Allowance for loan losses	(49,305)	(33,551)

Loans, net	3,583,704	2,969,671

Premises and equipment, net	143,421	99,859
Bank owned life insurance	88,061	82,058
Investment in restricted stock	27,003	18,483
Accrued interest receivable	22,344	17,425
Deferred tax assets, net	25,900	8,000
Goodwill	217,810	132,188
Other intangible assets, net of accumulated amortization of $3,693 and $1,457, respectively	24,370	16,042
Other assets	31,654	18,677

Total assets	$5,016,096	$4,169,604

Liabilities and Stockholders’ Equity

Liabilities
Non-interest bearing demand deposits	$1,007,642	$1,154,245
Interest bearing deposits:
Demand	264,586	246,318
Savings and money market	1,558,867	1,407,916
Time, $100 and over	649,351	524,935
Other time	66,476	67,009

	3,546,922	3,400,423
Customer repurchase agreements	275,016	170,656
Federal Home Loan Bank advances and other borrowings:
One year or less	489,330	11,000
Over one year (2007 $30,768 measured at fair value)	55,369	58,011
Junior subordinated debt (2007 measured at fair value)	62,240	61,857
Subordinated debt	60,000	40,000
Accrued interest payable and other liabilities	25,591	19,078

Total liabilities	4,514,468	3,761,025

Commitments and Contingencies (Notes 7, 9, 10 and 12)

Minority Interest	110	—

Stockholders’ Equity
Preferred stock, par value $.0001; shares authorized 20,000; no shares issued and outstanding 2007 and 2006	—	—
Common stock, par value $.0001; shares authorized 100,000; shares issued and outstanding 2007: 30,157; 2006: 27,085	3	3
Additional paid-in capital	377,973	287,553
Retained earnings	152,286	126,170
Accumulated other comprehensive loss — net unrealized loss on available for sale securities	(28,744)	(5,147)

Total stockholders’ equity	501,518	408,579

Total liabilities and stockholders’ equity	$5,016,096	$4,169,604

See Notes to Consolidated Financial Statements.

WESTERN ALLIANCE BANCORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
Years Ended December 31, 2007, 2006 and 2005

	2007	2006	2005

	(in thousands, except per share amounts)
Interest income on:
Loans, including fees	$264,480	$203,792	$102,481
Securities — taxable	35,602	25,886	29,099
Securities — nontaxable	720	455	394
Dividends — taxable	1,700	1,004	595
Dividends — nontaxable	1,676	150	—
Federal funds sold and other	1,644	1,798	2,341

Total interest income	305,822	233,085	134,910

Interest expense on:
Deposits	98,128	65,612	25,546
Customer repurchase agreements	8,397	5,156	1,217
Short-term borrowings	8,700	5,945	2,017
Long-term borrowings	3,092	2,724	1,675
Junior subordinated debt	4,318	4,134	2,113
Subordinated debt	3,298	726	—

Total interest expense	125,933	84,297	32,568

Net interest income	179,889	148,788	102,342
Provision for loan losses	20,259	4,660	6,179

Net interest income after provision for loan losses	159,630	144,128	96,163

Other income:
Trust and investment advisory services	9,764	7,346	5,699
Service charges	4,828	3,450	2,495
Income from bank owned life insurance	3,763	2,661	1,664
Other	6,025	4,413	2,211

Other income, excluding securities and fair value gains (losses)	24,380	17,870	12,069
Investment securities gains (losses), net	434	(4,436)	69
Derivative losses	(1,833)	—	—
Securities impairment charges	(2,861)	—	—
Unrealized gains on assets and liabilities measured at fair value, net	2,418	—	—

	22,538	13,434	12,138

Other expense:
Salaries and employee benefits	76,582	54,767	36,816
Occupancy	18,120	12,958	9,819
Advertising, public relations and business development	6,815	4,242	2,806
Customer service	6,708	6,684	3,720
Legal, professional and director fees	3,862	2,798	2,051
Insurance	3,324	1,048	752
Data processing	2,278	1,748	1,053
Audits and exams	2,059	2,375	1,538
Supplies	1,942	1,710	1,083
Correspondent banking service charges and wire transfer costs	1,669	1,662	1,651
Telephone	1,492	1,093	759
Intangible amortization	1,455	607	68
Travel and automobile	1,425	790	684
Merger expenses	747	—	—
Organizational costs	—	977	—
Other	5,192	2,627	2,064

	133,670	96,086	64,864

Income before income taxes	48,498	61,476	43,437

Minority interest	110	—	—
Income tax expense	15,513	21,587	15,372

Net income	$32,875	$39,889	$28,065

Earnings per share:
Basic	$1.14	$1.56	$1.36

Diluted	$1.06	$1.41	$1.24

See Notes to Consolidated Financial Statements.

WESTERN ALLIANCE BANCORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Years Ended December 31, 2007, 2006 and 2005

						Accumulated
						Other
				Additional		Comprehensive
	Comprehensive	Common Stock		Paid-in	Retained	Income
(in thousands, except per share amounts)	Income	Shares Issued	Amount	Capital	Earnings	(Loss)	Total

Description
Balance, December 31, 2004		18,249	$2	$80,459	$58,216	$(5,106)	$133,571
Stock options exercised		228	—	1,222	—	—	1,222
Stock warrants exercised		106	—	806	—	—	806
Issuance of 4,200 shares of common stock net of offering costs of $7,337		4,200	—	85,063	—	—	85,063
Restricted stock granted		27	—	82	—	—	82
Comprehensive income:
Net income	$28,065	—	—	—	28,065	—	28,065
Other comprehensive income
Unrealized holding losses on securities available for sale arising during the period, net of taxes of $2,679	(4,541)
Less reclassification adjustment for gains included in net income, net of taxes of $24	(45)

Net unrealized holding losses	(4,586)	—	—	—	—	(4,586)	(4,586)

	$23,479

Balance, December 31, 2005		22,810	2	167,632	86,281	(9,692)	244,223
Stock options exercised, including tax benefit of $362		319	—	2,549	—	—	2,549
Stock warrants exercised		72	—	546	—	—	546
Issuance of common stock in connection with acquisition, net of offering costs of $264		3,390	1	101,003	—	—	101,004
Stock options converted at acquisition		—	—	3,406	—	—	3,406
Issuance of 263 shares of common stock, net of offering costs of $46		263	—	9,057	—	—	9,057
Restricted stock granted, net of forfeitures		208	—	1,857	—	—	1,857
Stock based compensation expense		23	—	1,503	—	—	1,503
Comprehensive income:
Net income	$39,889	—	—	—	39,889	—	39,889
Other comprehensive income
Unrealized holding gains on securities available for sale arising during the period, net of taxes of $949	1,662
Plus reclassification adjustment for losses included in net income, net of taxes of $1,553	2,883

Net unrealized holding gains	4,545	—	—	—	—	4,545	4,545

	$44,434

Balance, December 31, 2006		27,085	3	287,553	126,170	(5,147)	408,579
Stock options exercised, including tax benefit of $115		431	—	3,336	—	—	3,336
Stock warrants exercised		30	—	26	—	—	26
Issuance of common stock in connection with acquisition, net of offering costs of $361		2,862	—	89,197	—	—	89,197
Stock options converted at acquisition		—	—	10,075	—	—	10,075
Restricted stock granted, net of forfeitures		456	—	4,101	—	—	4,101
Stock-based compensation expense		44	—	2,755	—	—	2,755
Adoption of FAS 159		—	—	—	(6,759)	3,810	(2,949)
Stock repurchases		(751)	—	(19,070)	—	—	(19,070)
Comprehensive income:
Net income	$32,875	—	—	—	32,875	—	32,875
Other comprehensive income
Unrealized holding losses on securities available for sale arising during the period, net of taxes of $14,605	(27,125)
Plus reclassification adjustment for gains included in net income, net of taxes of $152	(282)

Net unrealized holding losses	(27,407)	—	—	—	—	(27,407)	(27,407)

	$5,468

Balance, December 31, 2007		30,157	$3	$377,973	$152,286	$(28,744)	$501,518

See Notes to Consolidated Financial Statements.

WESTERN ALLIANCE BANCORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2007, 2006 and 2005

	2007	2006	2005

	($ in thousands)
Cash Flows from Operating Activities:
Net income	$32,875	$39,889	$28,065
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,086	6,668	3,783
Net amortization of securities premiums (discounts)	696	1,066	1,219
Stock dividends received	(982)	(875)	(890)
Provision for loan losses	20,259	4,660	6,179
(Gain) loss on sale of securities	(434)	4,436	(69)
Securities impairment charges	2,861	—	—
Change in fair value of assets and liabilities measured at fair value	(4,583)	—	—
Derivative losses	1,833	—	—
Deferred taxes	(4,219)	2,968	(2,158)
Compensation cost on restricted stock	4,101	1,857	—
Stock based compensation expense	2,755	1,503	—
(Increase) in accrued interest receivable	(3,045)	(3,772)	(2,186)
(Increase) in bank-owned life insurance	(3,763)	(2,661)	(1,664)
(Increase) in other assets	(7,293)	(6,161)	(479)
Increase (decrease) in accrued interest payable and other liabilities	905	(5,720)	2,530
Other, net	703	(94)	29

Net cash provided by operating activities	54,755	43,764	34,359

Cash Flows from Investing Activities:
Purchases of securities held to maturity	(1,527)	(2,927)	(13,209)
Proceeds from maturities of securities held to maturity	16	20,571	27,373
Purchases of securities available for sale	(360,610)	(202,821)	(135,271)
Proceeds from maturities of securities available for sale	49,335	272,637	152,707
Proceeds from the sale of securities available for sale	87,114	154,177	18,728
Purchases of securities measured at fair value	(14,612)	—	—
Proceeds from maturities of securities measured at fair value	54,379	—	—
Proceeds from the sale of securities measured at fair value	5,712	—	—
Net cash paid (received) in settlement of acquisition	47,491	(5,965)	—
Liquidation (purchase) of restricted stock	(7,596)	459	1,531
Net increase in loans made to customers	(350,402)	(602,176)	(574,456)
Purchased mortgages	—	—	(30,346)
Purchase of premises and equipment	(35,873)	(35,172)	(22,756)
Purchase of bank-owned life insurance	—	(25,000)	(24,000)
Other, net	—	—	(264)

Net cash used in investing activities	(526,573)	(426,217)	(599,963)

Cash Flows from Financing Activities:
Net increase (decrease) in deposits	(255,762)	339,124	637,776
Net (repayments) proceeds from borrowings	579,280	61,985	(100,324)
Proceeds from issuance of junior subordinated and subordinated debt	32,000	60,000	—
Repayment of junior subordinated debt	(16,882)	—	—
Proceeds from exercise of stock options and stock warrants	3,247	2,733	2,028
Excess tax benefits from share-based payment arrangements	115	362	—
Cost of issuing stock in acquisition	(361)	(264)	—
Stock repurchases	(19,070)	—	—
Proceeds from stock issuance, net	—	9,057	85,063

Net cash provided by financing activities	322,567	472,997	624,543

Increase (decrease) in cash and cash equivalents	(149,251)	90,544	58,939
Cash and Cash Equivalents, beginning of year	264,880	174,336	115,397

Cash and Cash Equivalents, end of year	$115,629	$264,880	$174,336

Supplemental Disclosure of Cash Flow Information:
Cash payments for interest, net of capitalized interest (Note 6)	$125,612	$81,667	$32,373
Cash payments for income taxes	$22,127	$23,385	$17,481
Supplemental Disclosure of Noncash Investing and Financing Activities
Acquisition of premises and equipment funded with borrowings	$—	$—	$9,812
Loan transferred to other real estate	$3,412	$—	$—
Securities available for sale in process of settlement	$—	$—	$20,000
Stock and stock options issued in connection with acquisitions	$99,633	$104,674	$—
Business combination:
Fair value of assets acquired, excluding intangibles	$446,114	$755,514
Goodwill and other intangibles acquired	95,975	144,118
Liabilities assumed	(417,630)	(711,969)
Common stock and options issued	(99,633)	(104,674)
Cash acquired from acquisitions	(72,317)	(77,024)

Cash paid (received) for acquisitions	$(47,491)	$5,965

See Notes to Consolidated Financial Statements.

WESTERN ALLIANCE BANCORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
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
     A summary of the significant accounting policies of the Company follows:
Use of estimates in the preparation of financial statements
     The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant changes in the near term relate to the determination of the allowance for loan losses; fair value of collateralized debt obligations (CDOs); synthetic CDOs and related embedded derivatives; classification of impaired securities as other than temporary; and impairment of goodwill and other intangible assets.
Principles of consolidation
     With the exception of certain trust subsidiaries (Note 11) which do not meet the criteria for consolidation pursuant to Financial Accounting Standards Board (FASB) Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities, the consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Bank of Nevada and its subsidiary BW Real Estate, Inc., Alliance Bank of Arizona, Torrey Pines Bank, Alta Alliance Bank, First Independent Bank of Nevada (collectively referred to herein as the Banks), Miller/Russell & Associates, Inc., Premier Trust, Inc., and Shine Investment Advisory Services, Inc. All significant intercompany balances and transactions have been eliminated in consolidation.
Repurchase program
     For the year ended December 31, 2007, the Company repurchased approximately 751,000 shares of common stock on the open market with a weighted average price of $25.47 per share. The Company has the remaining authority to repurchase shares with an aggregate purchase price of $30.9 million under a share repurchase program authorized by the Board of Directors through December 31, 2008. All repurchased shares are retired as soon as is practicable after settlement.
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
     Declines in the fair value of individual securities classified as held to maturity or available for sale below their amortized cost that are determined to be other than temporary result in write-downs of the individual securities to their fair value with the resulting write-downs included in current earnings as realized losses. In determining other than temporary losses, management considers many factors, including: (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, (3) whether the market decline was affected by macroeconomic conditions, and (4) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. The assessment of whether an other than temporary decline exists involves a high degree of subjectivity and judgment and is based on the information available to management at a point in time.
     Securities classified as measured at fair value are equity and debt securities for which the company elected early adoption of Statement of Financial Accounting Standards (SFAS) No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, effective January 1, 2007. Securities for which the measured at fair value classification was made were generally fixed rate securities with a relatively long duration and low coupon rates. Securities measured at fair value are reported at fair value with unrealized gains or losses included in earnings.
Derivative financial instruments
     All derivatives are recognized on the balance sheet at their fair value, with changes in fair value reported in current-period earnings. These instruments consist primarily of interest rate swaps.
     The Company occasionally purchases a financial instrument or originates a loan that contains an embedded derivative instrument. Upon purchasing the instrument or originating the loan, the Company assesses whether the economic characteristics of the embedded derivative are clearly and closely related to the economic characteristics of the remaining component of the financial instrument (i.e., the host contract) and whether a separate instrument with the same terms as the embedded instrument would meet the definition of a derivative instrument. When it is determined that (1) the embedded derivative possesses economic characteristics that are not clearly and closely related to the economic characteristics of the host contract, and (2) a separate instrument with the same terms would qualify as a derivative instrument, the embedded derivative is separated from the host contract and carried at fair value. However, in cases where (1) the host contract is measured at fair value, with changes in fair value reported in current earnings or (2) the Company is unable to reliably identify and measure an embedded derivative for separation from its host contract, the entire contract is carried on the balance sheet at fair value and is not designated as a hedging instrument.

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
     The allowance is an amount that management believes will be adequate to absorb probable losses on existing loans that may become uncollectible, based on evaluation of the collectibility of loans and prior credit loss experience. This evaluation also takes into consideration such factors as changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem credits, peer bank information and current economic conditions that may affect the borrower’s ability to pay. Due to the credit concentration of the Company’s loan portfolio in real estate secured loans, the value of collateral is heavily dependent on real estate values in Nevada, Arizona and California. While management uses the best information available to make its evaluation, future adjustments to the allowance may be necessary if there are significant changes in economic or other conditions. In addition, the Federal Deposit Insurance Corporation (FDIC) and state banking regulatory agencies, as an integral part of their examination processes, periodically review the Banks’ allowance for loan losses, and may require the Banks to make additions to the allowance based on their judgment about information available to them at the time of their examinations.
     The allowance consists of specific and general components. The specific component relates to loans that are classified as impaired. For such loans that are classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan, pursuant to SFAS 114, Accounting by Creditors for Impairment of a Loan. The general component covers non-impaired loans and is based on historical loss experience adjusted for qualitative and environmental factors, pursuant to SFAS 5, Accounting for Contingencies.
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
     All interest accrued but not collected for loans that are placed on non-accrual status or charged off is reversed against interest income. The interest on these loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual status. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.
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
Bank owned life insurance
     Bank owned life insurance is stated at its cash surrender value. The face amount of the underlying policies is $217.3 million as of December 31, 2007. There are no loans offset against cash surrender values, and there are no restrictions as to the use of proceeds.
Federal Home Loan Bank stock
     The Banks, as members of the Federal Home Loan Bank (FHLB) system, are required to maintain an investment in capital stock of the FHLB in an amount equal to 5% of its advances from the FHLB. These investments are recorded at cost since no ready market exists for them, and they have no quoted market value.
Other real estate owned
     Other real estate owned (OREO) is real estate that is held for sale and is carried at the lower of cost or fair value of the property based on appraisal, less estimated costs of disposal. Any write-down to fair value at the time of transfer to OREO is charged to the allowance for loan losses. Property is evaluated regularly to ensure the recorded amount is supported by its current fair value and valuation allowances. In turn, a reduction in the carrying amount to fair value less estimated costs to dispose are recorded as necessary. Costs relating to the development and improvement of the property are capitalized. OREO is included in other assets on the balance sheet. Revenue and expense from the operations of OREO and changes to the valuation allowance are included in other non-interest expense.
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
Organization and start-up costs
     Organization and start-up costs are charged to operations as they are incurred pursuant to Statement of Position 98-5, Reporting on the Costs of Start-Up Activities. There were no organization and start-up costs charged to operations during the years ended December 31, 2007 and 2005. Approximately $1.0 million of organization and start-up costs were charged to operations during the year ended December 31, 2006.

Other intangible assets
     Intangible assets consist of core deposit intangible assets, investment advisory and trust customer relationships, and are amortized over periods ranging from 6 to 12 years.
Goodwill
     The Company records as goodwill the excess of the purchase price over the fair value of the identifiable net assets acquired. SFAS No. 142, Goodwill and Other Intangible Assets, prescribes a two-step process for impairment testing of goodwill, which is performed annually, as well as when an event triggering impairment may have occurred. The first step tests for impairment, while the second step, if necessary, measures the impairment. The Company has elected to perform its annual analysis during the fourth quarter of each fiscal year as of October 1st. The Company determined that goodwill was not impaired as of October 1, 2007.
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
Stock compensation plans
     The Company has the 2005 Stock Incentive Plan (the Plan), as amended, which is described more fully in Note 13. Effective January 1, 2006 (the adoption date), the Company adopted SFAS No. 123 (revised 2006), Share Based Payment (SFAS 123R). SFAS 123R requires the Company to record the fair value of stock options granted to employees as expense over the vesting period. Except as discussed below, the cost of the award is based on the grant-date fair value. Prior to adoption of SFAS 123R, the Company accounted for stock option grants using the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Therefore, no stock option-based compensation was reflected in net income, as all options are required by the Plan to be granted with an exercise price equal to the estimated fair value of the underlying common stock on the date of grant.
     Prior to the adoption of SFAS 123R, the Company applied the disclosure provisions of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS 123 required the disclosure of the pro forma impact on net income and earnings per share as if the value of the options were calculated at fair value. SFAS 123 permitted private companies to calculate the fair value of stock options using the minimum value method while public companies were required to use a fair value model. Prior to the Company’s initial public offering (IPO) the Company used the minimum value method to calculate the fair value of stock options. Subsequent to the Company’s IPO, the Company utilizes the Black-Scholes model to calculate the fair value of stock options.
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
     The following table illustrates the effect on net income and earnings per share had compensation cost for all of the stock-based compensation plans been determined based on the grant date fair values of awards (the method described in SFAS 123, Accounting for Stock-Based Compensation):

	2007	2006	2005

Net income:
As reported	$32,875	$39,889	$28,065
Deduct stock-based employee compensation expense determined under the minimum value method for all awards issued prior to the IPO	(919)	(960)	(893)
Deduct stock-based employee compensation expense determined under the Black Scholes for awards issued subsequent to the IPO	—	—	(118)
Related tax benefit for nonqualified stock options	73	74	60

Pro forma	$32,029	$39,003	$27,114

Earnings per share:
Basic — as reported	$1.14	$1.56	$1.36
Basic — pro forma	1.11	1.52	1.31
Diluted — as reported	1.06	1.41	1.24
Diluted — pro forma	1.03	1.38	1.20
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
Trust assets and investment advisory assets under management
     Customer property, other than funds on deposit, held in a fiduciary or agency capacity by the Company is not included in the consolidated balance sheet because they are not assets of the Company. Trust and investment advisory service income is recorded on an accrual basis. At December 31, 2007 and 2006, Premier Trust had $325 million and $256 million, respectively, in assets under management and $520 million and $430 million, respectively, in total trust assets. At December 31, 2007 and 2006, Miller/ Russell & Associates had $1.56 billion and $1.40 billion, respectively, in assets under management. Shine Investment Advisory Services was acquired in July 2007. At December 31, 2007 Shine had $428 million in assets under management.
Fair values of financial instruments
     The Company adopted the provisions of SFAS No. 157, Fair Value Measurements, effective January 1, 2007. Under this standard, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (i.e., the “exit price”) in an orderly transaction between market participants at the measurement date.

     In determining fair value, the Company uses various valuation approaches, including market, income and/or cost approaches. SFAS No. 157 establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that observable inputs be used when available. Observable inputs are inputs that market participants would use in pricing the asset or liability developed based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s assumptions about the assumptions market participants would use in pricing the asset or liability developed based on the best information available in the circumstances. The hierarchy is broken down into three levels based on the reliability of inputs as follows:
•	Level 1—Valuations based on quoted prices in active markets for identical assets or liabilities that the Company has the ability to access. Valuation adjustments and block discounts are not applied to Level 1 instruments. Since valuations are based on quoted prices that are readily and regularly available in an active market, valuation of these products does not entail a significant degree of judgment. Assets and liabilities utilizing Level 1 inputs include adjustable-rate preferred stock and some U.S. Treasury securities.

•	Level 2—Valuations based on quoted prices in markets that are not active or for which all significant inputs are observable, either directly or indirectly. Assets and liabilities utilizing Level 2 inputs generally include interest rate swap derivatives; municipal obligations; mortgage-backed securities and asset-backed securities.

•	Level 3—Valuations based on inputs that are unobservable and significant to the overall fair value measurement. Assets and liabilities utilizing Level 3 inputs include certain collateralized debt obligations and structured notes, including those with embedded basket credit default derivatives.
     The availability of observable inputs varies based on the nature of the specific financial instrument. To the extent that valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment. Accordingly, the degree of judgment exercised by the Company in determining fair value is greatest for instruments categorized in Level 3. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, for disclosure purposes the level in the fair value hierarchy within which the fair value measurement in its entirety falls is determined based on the lowest level input that is significant to the fair value measurement in its entirety.
     Fair value is a market-based measure considered from the perspective of a market participant who holds the asset or owes the liability rather than an entity-specific measure. When market assumptions are available, SFAS 157 requires the Company to make assumptions regarding the assumptions that market participants would use to estimate the fair value of the financial instrument at the measurement date.
     FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate that value.
     Management uses its best judgment in estimating the fair value of the Company’s financial instruments; however, there are inherent weaknesses in any estimation technique. Therefore, for substantially all financial instruments, the fair value estimates presented herein are not necessarily indicative of the amounts the Company could have realized in a sales transaction at December 31, 2007 or 2006. The estimated fair value amounts for 2007 and 2006 have been measured as of their year end, and have not been reevaluated or updated for purposes of these consolidated financial statements subsequent to those dates. As such, the estimated fair values of these financial instruments subsequent to the reporting date may be different than the amounts reported at year end.
     The information in Note 17 should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only required for a limited portion of the Company’s assets.

     Due to the wide range of valuation techniques and the degree of subjectivity used in making the estimate, comparisons between the Company’s disclosures and those of other companies or banks may not be meaningful.
     The following methods and assumptions were used by the Company in estimating the fair value of its financial instruments:
Cash and cash equivalents
     The carrying amounts reported in the consolidated balance sheets for cash and due from banks and federal funds sold and other approximate their fair value.
Securities
     The fair values of U.S. Treasuries and exchange-listed preferred stock are based on quoted market prices and are categorized as Level 1 of the fair value hierarchy.
     With the exception of certain collateralized debt obligations (CDO) and structured notes, the fair value of most other investment securities are determined based on matrix pricing. Matrix pricing is a mathematical technique that utilizes observable market inputs including, for example, yield curves, credit ratings and prepayment speeds. Fair values determined using matrix pricing are generally categorized as Level 2 in the fair value hierarchy.
     The Company owns certain CDO and structured notes for which quoted prices are not available. Quoted prices for similar assets are also not available for these investment securities. In order to determine the fair value of these securities, the Company has estimated the future cash flows and discount rate using observable market inputs when readily available. However, these observable market inputs were adjusted based on the Company’s assumptions regarding the adjustments a market participant would assume necessary for each specific security. As a result, the resulting fair values have been categorized as Level 3 in the fair value hierarchy.
Restricted stock
     The Company’s subsidiary banks are members of the FHLB system and maintain an investment in capital stock of the FHLB in an amount equal to 5% of its advances from the FHLB. Alta Alliance Bank is a member of the Federal Reserve Bank (FRB) system and maintains an investment in capital stock of the FRB. The Company’s subsidiary banks also maintain an investment in their primary correspondent bank. These investments are carried at cost since no ready market exists for them, and they have no quoted market value.
Loans
     For variable rate loans that reprice frequently and that have experienced no significant change in credit risk, fair values are based on carrying values. Variable rate loans comprised approximately 53% and 52% of the loan portfolio at December 31, 2007 and 2006, respectively. Fair value for all other loans is estimated based on discounted cash flows using interest rates currently being offered for loans with similar terms to borrowers with similar credit quality. As a result, the fair value for loans disclosed in Note 17 is categorized as Level 3 in the fair value hierarchy.
Accrued interest receivable and payable
     The carrying amounts reported in the consolidated balance sheets for accrued interest receivable and payable approximate their fair value. Accrued interest receivable and payable fair value measurements disclosed in Note 17 are classified as Level 3 in the fair value hierarchy.
Derivative financial instruments
     All derivatives are recognized on the balance sheet at their fair value. The fair value for derivatives is determined based on market prices, broker-dealer quotations on similar product or other related input parameters. As a result, the fair values have been categorized as Level 2 in the fair value hierarchy.

Deposit liabilities
     The fair value disclosed for demand and savings deposits is by definition equal to the amount payable on demand at their reporting date (that is, their carrying amount). The carrying amount for variable-rate deposit accounts approximates their fair value. Fair values for fixed-rate certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities on these deposits. The fair value measurement of the deposit liabilities disclosed in Note 17 is categorized as Level 2 in the fair value hierarchy.
Federal Home Loan Bank and other borrowings
     The fair values of the Company’s borrowings are estimated using discounted cash flow analyses, based on the market rates for similar types of borrowing arrangements. The FHLB and other borrowings have been categorized as Level 2 in the fair value hierarchy.
Junior subordinated and subordinated debt
     Junior subordinated debt and subordinated debt are valued by comparing interest rates and spreads to benchmark indices offered to institutions with similar credit profiles to our own and discounting the contractual cash flows on our debt using these market rates. The junior subordinated debt and subordinated debt have been categorized as Level 3 in the fair value hierarchy.
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
     Basic and diluted earnings per share, based on the weighted average outstanding shares, are summarized as follows:

	2007	2006	2005

Basic:
Net income applicable to common stock	$32,875	$39,889	$28,065
Average common shares outstanding	28,918	25,623	20,583

Earnings per share	$1.14	$1.56	$1.36

Diluted:
Net income applicable to common stock	$32,875	$39,889	$28,065

Average common shares outstanding	28,918	25,623	20,583
Stock option adjustment	1,075	1,355	1,168
Stock warrant adjustment	919	1,044	915
Restricted stock award adjustment	107	196	—

Average common shares outstanding	31,019	28,218	22,666

Earnings per share	$1.06	$1.41	$1.24

     As of December 31, 2007, approximately 556,000 stock options and 131,000 stock warrants were considered ant-dilutive and excluded for purposes of calculating diluted earnings per share.

Reclassifications
     Certain amounts in the consolidated financial statements as of and for the years ended December 31, 2006 and 2005 have been reclassified to conform to the current presentation. The reclassifications have no effect on net income or stockholders’ equity as previously reported.
Recent accounting pronouncements
     On January 1, 2007, the Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement 109 (FIN 48), which clarifies the accounting for uncertainty in tax positions. This Interpretation provides that the tax effects from an uncertain tax position can be recognized in our financial statements only if the position is more likely than not of being sustained on audit, based on the technical merits of the position. We had no cumulative adjustment to retained earnings on our financial statements related to FIN 48.
     SFAS No. 157, Fair Value Measurements, defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. The Company adopted SFAS 157 on January 1, 2007. The impact of this new standard on our financial statements is discussed in Note 2 to the consolidated financial statements.
     The Company adopted SFAS 159, The Fair Value Option for Assets and Financial Liabilities-Including an Amendment of FASB Statement No. 115, on January 1, 2007. SFAS 159 permits an entity to choose to measure many financial instruments and certain other items at fair value. For financial instruments elected to be accounted for at fair value, the Company reports the unrealized gains and losses in earnings. The impact of this new standard on our financial statements is discussed in Note 2 to the consolidated financial statements.
     In September 2007, the FASB ratified the consensus of the Emerging Issues Task Force (EITF) Issue No. 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangement. EITF 06-4 applies to endorsement split dollar life insurance policies that provide a benefit to an employee that extends to postretirement periods and requires an employer to recognize a liability for future benefits over the service period based on the substantive agreement with the employee. EITF 06-4 is effective for fiscal years beginning after December 15, 2007, with early adoption permitted. EITF 06-4 is not expected to have a material impact on our financial statements.
     In September 2007, the FASB ratified the consensus reached by the EITF in Issue No. 06-5, Accounting for Purchases of Life Insurance — Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4, Accounting for Purchases of Life Insurance (EITF 06-5). EITF 06-5 is effective for fiscal years beginning after December 15, 2007. EITF 06-5 is not expected to have a material impact on our financial statements.
Note 2. Fair Value Accounting
    The Company elected early adoption of SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, effective January 1, 2007. Instruments for which the fair value option (FVO) was adopted and the reasons therefore are as follows:
•	Junior subordinated debt

•	All investment securities previously classified as held to maturity, with the exception of tax-advantaged municipal bonds

•	All fixed-rate securities previously classified as available for sale
     The junior subordinated debt, with a balance of $61.9 million at January 1, 2007, (before the application of SFAS 159) is a primary source of funding for the Company’s held to maturity portfolio, which excluding tax-advantaged municipal obligations had an amortized cost of $88.2 million at the same date. The held to maturity portfolio consists primarily of fixed rate and hybrid adjustable rate mortgage-backed securities and collateralized mortgage obligations. The junior subordinated debt includes $20.0 million which carries a fixed rate through June 2011, with the remaining balances carrying rates which reset at least quarterly. This represents a natural hedge on the Company’s balance sheet, with changes in fair value of the fixed rate securities and fixed rate junior subordinated debt moving inversely from one another as market rates move up and down. The early adoption of SFAS 159 on these instruments will more accurately reflect this hedge in the Company’s consolidated financial statements. The FVO was not elected for tax-advantaged securities since the tax benefit is based upon the contractual rate paid on the security at time of purchase and does not include changes in fair value or accretion or amortization of discounts or premiums resulting from revaluation. The carrying value of these tax-advantaged securities was $7.9 million at December 31, 2007.
     Fixed-rate available for sale securities had an amortized cost of $215.6 million and an aggregate net unrealized loss of $5.9 million at January 1, 2007. These securities represent some of the most volatile on the Company’s balance sheet with long durations and low coupon rates relative to the market. While initially these investments were funded with relatively long duration non-interest bearing and administered rate money market deposits, as the liability structure of the company has shortened they are now preponderantly funded with overnight FHLB borrowings, customer repurchase agreements and CDs. All of these sources of funding have pricing which moves with the market, and thus there is not an effective match for the fixed rate securities on the liability side of the balance sheet. This causes volatility in reported earnings as interest rates move and the net interest margin contracts and expands. The Company’s ability to hedge the market-value risk on the securities was historically limited by the complexities of accounting for derivative financial instruments. The adoption of SFAS 159 on these securities provides more transparency in the consolidated financial statements as users will be more able to ascertain changes in the Company’s net income caused by changes in market interest rates. The FVO was not elected for variable-rate available for sale securities since the liability funding match is more closely aligned with these shorter duration assets.
     The following table provides the impact of adoption on the Company’s balance sheet as of January 1, 2007:

	Carrying		Carrying
	Value	Cumulative	Value
	Prior to	Effect	After
Description	Adoption	Adjustment	Adoption

Securities previously reported as held to maturity	$88,224	$(2,267)	$85,957
Securities previously reported as available for sale	209,775	(5,861)	203,414
Junior subordinated debt	(61,857)	(2,270)	(64,127)

Gross cumulative effect adjustment		(10,398)
Less reclassification from other comprehensive income		5,861

Pre-tax cumulative effect adjustment		(4,537)
Effect on net deferred tax asset		1,588

Cumulative effect adjustment, net		$(2,949)

     All securities for which the fair value measurement option has been elected are included in a separate line item on the balance sheet entitled “securities measured at fair value.”
     For the year ended December 31, 2007, gains and losses from fair value changes included in the Consolidated Statement of Income were as follows:

	Changes in Fair Values for the Year Ended
	December 31, 2007 for Items Measured at Fair
	Value Pursuant to Election of the Fair Value Option
				Total
	Unrealized		Interest	Changes in
	Gain/Loss on		Expense on	Fair Values
	Assets and		Junior	Included in
	Liabilities	Interest	Subordinated	Current-
	Measured at	Income on	Debt and	Period
Description	Fair Value, Net	Securities	Borrowings	Earnings
Securities measured at fair value	$(1,071)	$1,777	$—	$706
Junior subordinated debt	4,257	—	388	4,645
Fixed-rate term borrowings	(768)	—	—	(768)

	$2,418	$1,777	$388	$4,583

     The difference between the aggregate fair value of $62.2 million and the aggregate unpaid principal balance of $66.5 million of junior subordinated debt was $4.3 million at December 31, 2007.
     The difference between the aggregate fair value of $30.8 million and the aggregate unpaid principal balance of $30.0 million of fixed-rate term borrowings measured at fair value was $0.8 million at December 31, 2007.
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
    During the year ended December 31, 2007, the Company elected the FVO for two newly acquired financial instruments. These financial instruments and the reasons for the election are as follows:
•	Collateralized debt obligation

•	Fixed-rate term advance from the FHLB
     The collateralized debt obligation’s fair value is influenced by the perceived credit risk of the underlying collateral. The election of the FVO will allow the Company to better reflect the potential market value volatility of this instrument in its consolidated financial statements.
     The fixed-rate term advance from the FHLB, with a par value of $30.0 million, has an interest rate of 4.91% and is due in May 2010. The Company secured this advance primarily as a means of hedging a portion of the market value risk inherent in our securities measured at fair value portfolio.
     The Company measures certain assets and liabilities at fair value on a recurring basis, including securities available for sale, securities measured at market value and junior subordinated debt. The fair value of these assets and liabilities were determined using the following inputs at December 31, 2007:

		Fair Value Measurements at Reporting Date Using:
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
Description	December 31, 2007	(Level 1)	(Level 2)	(Level 3)

Assets:
Securities available for sale	$486,354	$53,664	$316,769	$115,921
Securities measured at fair value	240,440	—	237,653	2,787
Interest rate swaps	2,101	—	2,101	—

Total	$728,895	$53,664	$556,523	$118,708

Liabilities:
Fixed-rate term borrowings	$30,768	$—	$30,768	$—
Junior subordinated debt	62,240	—	—	62,240
Interest rate swaps	1,326	—	1,326	—

Total	$94,334	$—	$32,094	$62,240

Fair Value Measurements Using
Significant Unobservable Inputs
(Level 3)

	Securities Available	Securities Measured	Junior Subordinated
	For Sale	at Fair Value	Debt

Beginning balance January 1, 2007	$63,149	$—	$(64,127)
Total gains or losses (realized/unrealized)
Included in earnings	(5,427)	(2,213)	4,645
Included in other comprehensive income	(27,962)	—	—
Purchases, issuances, and settlements, net	86,161	5,000	(2,758)
Transfers in and/or out of Level 3	—	—	—

Ending balance December 31, 2007	$115,921	$2,787	$(62,240)

The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$(5,427)	$(2,213)	$4,645

Note 3. Mergers and Acquisition Activity
     First Independent Acquisition
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
     Total assets, gross loans and deposits acquired in this merger were $532.7 million, $290.7 million and $402.3 million, respectively, and are included in the Company’s consolidated balance sheet as of December 31, 2007. The Company added four full service offices in Northern Nevada through this merger.
     As provided by the Merger Agreement and based on valuation amounts determined as of the merger date, approximately 1.12 million shares of FICN common stock were exchanged for approximately $21.9 million in cash and approximately 2.5 million shares of the Company’s common stock at a calculated exchange ratio of 2.84412. The exchange of shares represented approximately 8% of the Company’s outstanding common stock as of the merger date. As part of the acquisition, 388,000 replacement options were issued to FICN directors and employees. As part of the merger agreement, $2.0 million of contingent consideration may be paid pro rata to the FICN shareholders at any time prior to the two-year anniversary of the merger date, depending on the performance of certain loans segregated in the FICN portfolio.
     Pretax amortization of core deposit intangible assets acquired in the FICN merger is expected to be $0.8 million for each of the years in the ten year period ending December 31, 2017.
     The allocation of the FICN purchase price is summarized in the table below:

Cash and due from banks	$72,150
Loans, net of allowance of $3,419	287,303
Securities	62,609
Goodwill	79,242
Core deposit intangibles	8,038
Fixed assets	17,510
Other assets	5,835
Deposits	(402,261)
Junior subordinated debt	(7,217)
Deferred tax liability	(1,819)
Other liabilities	(5,261)

Net assets acquired	$116,129

     Shine Acquisition
     Effective July 31, 2007, the Company acquired 80% of the outstanding common stock of Shine Investment Advisory Services, Inc., headquartered in Lone Tree, Colorado. Since the merger closed on July 31, 2007, Shine’s results of operations were not included prior to the closing date.
     Shine’s assets under management at the date of merger were $409.9 million. The fair value of tangible assets acquired through this merger was $0.4 million.
     As provided in the purchase agreement and based on valuation amounts as of the merger date, approximately 314,000 shares of the Company’s stock at a price of approximately $25.48 were issued in connection with the Shine acquisition.
     Both mergers were accounted for under the purchase method of accounting in accordance with SFAS No. 141, Business Combinations. Accordingly, the purchase price was allocated to the assets acquired and the liabilities assumed based on their estimated fair values at the merger date. Appropriate amounts and adjustments shown were recorded by FIB or Shine and included in the respective reporting segment. Certain amounts, including goodwill, are subject to change when the determination of the asset and liability values is finalized within one year from the merger date. Valuations of certain assets and liabilities of FIB and Shine will be performed with the assistance of independent valuation consultants. None of the resulting goodwill is expected to be deductible for tax purposes. The goodwill related to the FICN merger is allocated to the First Independent Bank operating segment, and the goodwill related to the Shine acquisition is allocated to the “other” operating segment.
     Intangible Assets
     The following is a summary of acquired intangible assets as of December 31, 2007:

	Gross Carrying	Accumulated
Subject to amortization:	Amount	Amortization

Core deposit intangibles	$24,579	$2,841
Other	3,484	852

	$28,063	$3,693

     Amortization expense recognized on all amortizable intangibles totaled $1.5 million, $0.6 million and $0.1 million for the years ended December 31, 2007, 2006 and 2005, respectively.
     Estimated aggregate amortization expense for each of the next five years is as follows:

Year ending December 31:
2008	$2,494
2009	2,494
2010	2,399
2011	2,340
2012	2,340
     Merger related expense in the twelve months ended December 31, 2007 of $0.7 million relate to costs associated with the FICN merger and Shine purchase and consist primarily of costs associated with branch consolidations.
     Intermountain Acquisition
     Effective March 31, 2006, the Company acquired 100% of the outstanding common stock of Intermountain First Bancorporation (Intermountain), headquartered in Las Vegas, Nevada. Intermountain was the parent company of Nevada First Bank. The merger was accomplished according to the Agreement and Plan of Merger (the Merger Agreement), dated December 30, 2005. At the date of acquisition, Nevada First Bank became a wholly-owned subsidiary of the Company, and on April 29, 2006, Nevada First Bank was merged into BankWest of Nevada. As the merger closed on March 31, 2006, Intermountain’s results for the three months ended March 31, 2006 were not included with the Company’s results of operations. The merger increased the Company’s presence in Las Vegas, Nevada and expanded the Company’s market into Northern Nevada.
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
     Intermountain had 57,150 employee stock options outstanding at the acquisition date (March 31, 2006). All of the Intermountain stock options vested upon change in control. On the acquisition date, the Company replaced the Intermountain stock options with options to purchase shares of the Company’s stock. In order to determine the number of options to be granted, the number of Intermountain options was multiplied by the exchange ratio of 2.44 and the exercise price was divided by the exchange ratio. All other terms (vesting, contractual life, etc.) were carried forward from the Intermountain options. As a result, the Company granted a total of approximately 140,000 stock options with a weighted average exercise price of $5.91 to former Intermountain employees on the acquisition date. The fair value of the stock options of $3.4 million is included in the purchase price.
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

     Bank of Nevada Acquisition
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

     Pre-tax amortization of core deposit intangible assets acquired in the Intermountain and Bank of Nevada mergers is expected to be $2,634 for each of the years in the five year period ending December 31, 2012. All of the goodwill is allocated to the Bank of Nevada operating segment.
     The following unaudited pro forma condensed combined financial information presents the Company’s results of operations for the years indicated had the Intermountain and Bank of Nevada mergers taken place as of January 1, 2005:

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
Note 4. Restrictions on Cash and Due from Banks
     The Company is required to maintain balances in cash or on deposit with the FRB. The total of those reserve balances was approximately $15.2 million and $15.1 million as of December 31, 2007 and 2006, respectively.

Note 5. Securities
     Carrying amounts and fair values of investment securities at December 31 are summarized as follows:

	2007
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value

Securities held to maturity
Municipal obligations	$7,906	$124	$—	$8,030
Other	1,500	—	—	1,500

	$9,406	$124	$—	$9,530

Securities available for sale
U.S. Government-sponsored agencies	$14,971	$128	$(20)	$15,079
Municipal obligations	14,143	88	(36)	14,195
Mortgage-backed securities	273,368	2,429	(1,507)	274,290
Adjustable-rate preferred stock	51,506	—	(21,796)	29,710
Debt obligations and structured securities	162,855	—	(23,515)	139,340
Other	13,890	—	(150)	13,740

	$530,733	$2,645	$(47,024)	$486,354

Securities measured at fair value
U.S. Government-sponsored agencies				$9,049
Municipal obligations				110
Mortgage-backed securities				228,494
Debt obligations and structured securities				2,787

				$240,440

	2006
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value

Securities held to maturity
U. S. Treasury securities	$1,980	$—	$(3)	$1,977
Small Business Administration loan pools	392	2	—	394
Municipal obligations	7,086	217	—	7,303
Mortgage-backed securities	88,037	43	(2,350)	85,730

	$97,495	$262	$(2,353)	$95,404

Securities available for sale
U.S. Treasury securities	$1,669	$—	$(3)	$1,666
U.S. Government-sponsored agencies	27,964	—	(217)	27,747
Municipal obligations	3,415	1	—	3,416
Mortgage-backed securities	299,483	26	(8,049)	291,460
Debt obligations and structured securities	48,069	2	(88)	47,983
Adjustable-rate preferred stock	48,979	103	(17)	49,065
Other	23,327	507	(345)	23,489

	$452,906	$639	$(8,719)	$444,826

     Securities with carrying amounts of approximately $521.9 million and $374.5 million at December 31, 2007 and 2006, respectively, were pledged for various purposes as required or permitted by law.
     Information pertaining to securities with gross unrealized losses at December 31, 2007 and 2006, aggregated by investment category and length of time that individual securities have been in a continuous loss position follows:

	2007
	Less Than Twelve Months		Over Twelve Months
	Gross		Gross
	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value

Securities available for sale
U.S. Government-sponsored agencies	$20	$2,479	$—	$—
Municipal obligations	19	4,622	17	693
Mortgage-backed securities	396	48,786	1,111	57,996
Adjustable-rate preferred stock	21,796	29,710	—	—
Debt obligations and structured securities	20,538	124,021	2,977	15,319
Other	150	13,740	—	—

	$42,919	$223,358	$4,105	$74,008

	2006
	Less Than Twelve Months		Over Twelve Months
	Gross		Gross
	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value

Securities held to maturity
U. S. Treasury securities	$3	$1,977	$—	$—
Mortgage-backed securities	—	—	2,350	76,535

	$3	$1,977	$2,350	$76,535

	Less Than Twelve Months		Over Twelve Months
	Gross		Gross
	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value

Securities available for sale
U.S. Treasury securities	$3	$1,667	$—	$—
U.S. Government-sponsored agencies	7	4,993	210	22,795
Mortgage-backed securities	1	141	8,048	225,620
Adjustable-rate preferred stock	88	4,916	—	—
Debt obligations and structured securities	17	7,012	—	—
Other	—	—	345	14,692

	$116	$18,729	$8,603	$263,107

     At December 31, 2007 and 2006, 51 and 81 debt securities (excluding adjustable rate preferred stock and debt obligations and other structured securities), respectively, have unrealized losses with aggregate depreciation of approximately 1.3% and 3.0%, respectively, from the Company’s amortized cost basis. These unrealized losses relate primarily to fluctuations in the current interest rate environment. In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and industry analysis reports. Since material downgrades have occurred and management has the ability and intent to hold debt securities for the foreseeable future, none of the securities described in the above table or in this paragraph were deemed to be other than temporarily impaired.
     At December 31, 2007 and 2006, 34 and 1 debt obligations and structured securities, respectively, have unrealized losses with aggregate depreciation of approximately 14.4% and 0.3%, respectively, from the Company’s amortized cost basis. These unrealized losses relate primarily to fluctuations in the current interest rate environment, and specifically to the widening of credit spreads on virtually all corporate and structured debt which began in the third quarter of 2007. There have been no material downgrades in any of the securities. The Company does not believe it is probable that it will be unable to collect all amounts due according to the contractual terms of the investments. Therefore, it is expected that the bonds would not be settled at a price less than the amortized cost of the investments. Because the Company has the ability and intent to hold the investments until a recovery of fair value, which may be maturity, it does not consider any of these investments to be other than temporarily impaired.

     During the year ended December 31, 2007, the Company recognized an impairment charge on one collateralized debt obligation that has exposure to subprime mortgages. The reduction in fair value of $2.9 million, or 57%, was deemed to be other than temporary due to a substantial deterioration in the credit profile of the security as indicated by a credit rating downgrade.
     At December 31, 2007 and 2006, 19 and 2 investments in adjustable rate preferred stock, respectively, have unrealized losses with aggregate depreciation of 42.3% and 1.8%, respectively, from the Company’s amortized cost basis. Of the aggregate depreciation of 42.3% at December 31, 2007, approximately 27.9% relates primarily to the widening of credit spreads on virtually all corporate and structured debt which began in the third quarter of 2007. The remaining 14.4% relates to leveraged exposure to Merrill Lynch and Bank of America adjustable rate preferred stock. The magnitude of the loss is primarily due to the widening of credit spreads and was made larger due to the leverage inherent in the Merrill Lynch and Bank of America investments rather than deterioration in the financial condition and near term prospects of any of the holdings. The securities have been in a loss position for less than 6 months. The decline in fair value is likely due to macroeconomic conditions arising from uncertainty in the debt markets as well as failed auctions in the auction rate securities market, and management expects that the securities will recover as credit markets stabilize. Finally, the Company has the positive intent and ability to hold the securities. Based upon this analysis, management has concluded that at this time the declines in fair value are not other than temporary.
     The amortized cost and fair value of securities as of December 31, 2007 by contractual maturities are shown below. The actual maturities of the mortgage-backed securities may differ from their contractual maturities because the loans underlying the securities may be repaid without any penalties. Therefore, these securities are listed separately in the maturity summary. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Fair
	Cost	Value

Securities held to maturity
Due in one year or less	$650	$652
Due after one year through five years	2,020	2,058
Due after five years through ten years	2,766	2,836
Due after ten years	2,470	2,484
Other	1,500	1,500

	$9,406	$9,530

Securities available for sale
Due in one year or less	$1,301	$1,297
Due after one year through five years	15,052	14,488
Due after five years through ten years	12,440	12,575
Due after ten years	163,176	140,267
Mortgage backed securities	273,368	274,290
Other	65,396	43,437

	$530,733	$486,354

     Gross gains and losses from sales of investment securities available for sale of $554 and $120 in 2007, $0 and $4,436 in 2006, and $138 and $69 in 2005, respectively, were recognized on the sale of securities.

Note 6. Loans
     The components of the Company’s loan portfolio as of December 31 are as follows:

	2007	2006

Construction and land development	$806,110	$715,546
Commercial real estate	1,514,533	1,232,260
Residential real estate	492,551	384,082
Commercial and industrial	784,378	645,469
Consumer	43,517	29,561
Less: net deferred loan fees	(8,080)	(3,696)

	3,633,009	3,003,222

Less:
Allowance for loan losses	(49,305)	(33,551)

	$3,583,704	$2,969,671

     Information about impaired and non-accrual loans as of and for the years ended December 31 is as follows:

	2007	2006

Total impaired loans, excluding restructured loans, all with an allowance for loan losses	$30,553	$2,256

Related allowance for loan losses on impaired loans	$6,597	$489

Total non accrual loans	$17,873	$1,417

Loans past due 90 days or more and still accruing	$779	$794

Restructured loans	$3,782	$—

	2007	2006	2005

Average balance during the year on impaired loans	$13,425	$2,294	$115

Interest income recognized on impaired loans	$30	$120	$1

Interest income recognized on a cash basis	$30	$120	$1

     The Company is not committed to lend significant additional funds on these impaired loans.
     Changes in the allowance for loan losses for the years ended December 31 are as follows:

	2007	2006	2005

Balance, beginning	$33,551	$21,192	$15,271
Acquisitions	3,419	8,768	—
Provision charged to operating expense	20,259	4,660	6,179
Recoveries of amounts charged off	262	436	196
Less amounts charged off	(8,186)	(1,505)	(454)

Balance, ending	$49,305	$33,551	$21,192

Note 7. Premises and Equipment
     The major classes of premises and equipment and the total accumulated depreciation and amortization as of December 31 are as follows:

	2007	2006

Land	$36,513	$31,191
Bank premises	73,867	45,298
Equipment and furniture	52,828	30,494
Leasehold improvements	10,304	7,545
Construction in progress	2,643	7,819

	176,155	122,347
Less: accumulated depreciation and amortization	(32,734)	(22,488)

Net premises and equipment	$143,421	$99,859

     Our remaining commitment related to our construction in progress at December 31, 2007 is $1.3 million.
     During the year ended December 31, 2007, the Company capitalized interest on construction in progress in the amount of $0.4 million.
Note 8. Income Tax Matters
     The cumulative tax effects of the primary temporary differences as of December 31 are shown in the following table:

	2007	2006

Deferred tax assets:
Allowance for loan losses	$17,800	$12,300
Unrealized loss on available for sale securities	16,200	2,900
Organizational costs	300	800
Stock based compensation	2,000	—
Deferred compensation	200	200
Unrealized losses on financial instruments measured at fair value	4,300	—
Other	700	400

Total deferred tax assets	41,500	16,600

Deferred tax liabilities:
Deferred loan costs	(2,400)	(2,000)
Premises and equipment	(3,600)	(400)
FHLB dividend	(1,200)	(800)
Core deposit intangible	(7,600)	(5,400)
Other	(800)	—

Total deferred tax liabilities	(15,600)	(8,600)

Net deferred tax asset	$25,900	$8,000

     As of December 31, 2007 and 2006, no valuation allowance was considered necessary as management believes it is more likely than not that the deferred tax assets will be realized due to taxes paid in prior years or future operations. The provision for income taxes charged to operations consists of the following for the years ended December 31:

	2007	2006	2005

Current	$19,732	$18,619	$17,530
Deferred	(4,219)	2,968	(2,158)

Total provision for income taxes	$15,513	$21,587	$15,372

     The reasons for the differences between the statutory federal income tax rate and the effective tax rates are summarized as follows:

	2007	2006	2005

Computed “expected” tax expense	$16,974	$21,517	$15,203
Increase (decrease) resulting from:
State income taxes, net of federal benefits	632	955	670
Dividends received deductions	(627)	(50)	—
Bank-owned life insurance	(1,317)	(924)	(582)
Tax-exempt income	(330)	(183)	(133)
Nondeductible expenses	246	203	168
Other	(65)	69	46

	$15,513	$21,587	$15,372

     The Company files income tax returns in the U.S. federal jurisdiction and in various states. The Company is no longer subject to U.S. federal, state or local tax examinations by tax authorities for years before 2003. The Company has not undergone any recent examinations by the Internal Revenue Service.
     The Company adopted the provisions of FIN. 48, Accounting for Uncertainty in Income Taxes, on January 1, 2007. Management believes that the Company has appropriate support for the income tax positions taken and to be taken on its tax returns and that its accruals for tax liabilities are adequate for all open years on an assessment of many factors including past experience and interpretations of tax law applied to the facts of each matter.
     The Company would recognize interest accrued related to unrecognized tax benefits in tax expense. The Company has not recognized or accrued any interest or penalties for the periods ended December 31, 2007, 2006 or 2005, respectively.
Note 9. Deposits
     At December 31, 2007, the scheduled maturities of all time deposits are as follows:

2008	$692,676
2009	22,081
2010	935
2011	122
2012	13

$715,827

     As of December 31, 2007 and 2006, approximately $144.3 million and $313.9 million, respectively, of the Company’s non-interest bearing demand deposits consisted of demand accounts maintained by title insurance companies. The Company provides an analysis earnings credit for certain title company depositors, which credit is calculated by applying a variable crediting rate to such customers’ average monthly deposit balances, less any internal charges incurred, which are comprised of common deposit service charges. The Company then purchases external services on behalf of these customers or grant below-market rate loans based on the amount of the earnings credit. These external services, which are commonly offered in the banking industry, include courier, bookkeeping and data processing services. The expense of these external services combined with the cost of the below-market rate loans totaled $3.5 million, $4.3 million and $2.1 million for the years ended December 31, 2007, 2006 and 2005, respectively, and is included in customer service expense in the accompanying statements of income.

Note 10. Borrowed Funds
     The Company has a line of credit available from the FHLB. Borrowing capacity is determined based on collateral pledged, generally consisting of securities and loans, at the time of the borrowing. The Company also has borrowings from other sources pledged by securities. A summary of the Company’s borrowings as of December 31, 2007 and 2006 follows:

	2007	2006

Short Term
FHLB Advances (weighted average rate is 2007: 3.30% and 2006: 5.26%)	$447,600	$11,000
Other short term debt (weighted average rate is 4.83%)	41,730	—

Due in one year or less	$489,330	$11,000

Long Term
FHLB Advances (weighted average rate is 2007: 4.63% and 2006: 3.07%)	$45,768	$48,300
Other long term debt (weighted average rate is 8.79%)	9,601	9,711

Due in over one year	$55,369	$58,011

     Long term FHLB advances and other borrowings mature as follows:

Year ending December 31:
2008	$5,118
2009	131
2010	40,120
2011	—
2012	10,000
Thereafter	—

$55,369

     On December 30, 2005, the Company purchased the corporate headquarters of Bank of Nevada. The location was previously leased by the Company. In connection with this purchase, the Company assumed a note on the building. The note amount at December 31, 2007 is $9.6 million, has a fixed interest rate of 8.79%, and matures in 2010. The note is collateralized by the purchased building.
     The Banks have entered into agreements with other financial institutions under which they can borrow up to $160.0 million on an unsecured basis. The lending institutions will determine the interest rate charged on borrowings at the time of the borrowing. The Company has also entered into an agreement under which it can borrow up to $50.0 million. The line of credit is secured by subsidiary bank stock and carries an interest rate at the federal funds borrowing rate plus 1.00%. There were borrowings of $21.7 million against these lines of credit at December 31, 2007. There were no borrowings against these lines of credit at December 31, 2006.
     The Company was not in compliance with a loan covenant with a single lending institution. The lending institution waived this requirement as of December 31, 2007.
Note 11. Junior Subordinated and Subordinated Debt
     The Company has formed or acquired through mergers seven statutory business trusts which exist for the exclusive purpose of issuing Cumulative Trust Preferred Securities. All of the funds raised from the issuance of these securities were passed to the Company and are reflected in the accompanying balance sheet as junior subordinated debt in the amount of $62.2 million. The junior subordinated debt has contractual balances and maturity dates as follows:

Name of Trust	Maturity	2007	2006
BankWest Nevada Capital Trust I	2031	$—	$15,464
BankWest Nevada Capital Trust II	2033	15,464	15,464
Intermountain First Statutory Trust I	2034	10,310	10,310
WAL Trust No. 1	2036	20,619	20,619
First Independent Capital Trust I	2034	7,217	—
WAL Trust Statutory No. 2	2037	5,155	—
WAL Trust Statutory No. 3	2037	7,732	—

		$66,497	$61,857

Unrealized gains on trust preferred securities measured at fair value, net		(4,257)

		$62,240

     The weighted average contractual rate of the junior subordinated debt was 7.36% as of December 31, 2007.
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
     In 2006, Bank of Nevada issued $40.0 million in floating rate unsecured subordinated debt. The rate is based on three month LIBOR plus 1.20%. The debt requires quarterly interest payments and matures in September 2016.
     In 2007, Bank of Nevada issued $20.0 million in floating rate unsecured subordinated debt. The rate is based on three month LIBOR plus 1.60%. The debt requires quarterly interest payments and matures in September 2017.
Note 12. Commitments and Contingencies
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
     The Company’s exposure to credit loss in the event of non-performance by the other parties to the financial instrument for these commitments is represented by the contractual amounts of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments. A summary of the contract amount of the Company’s exposure to off-balance sheet risk as of December 31 is as follows:

	2007	2006

Commitments to extend credit, including unsecured loan commitments of $230,677 in 2007 and $194,586 in 2006	$1,193,522	$1,083,854
Credit card commitments and guarantees	26,507	16,233
Standby letters of credit, including unsecured letters of credit of $14,543 in 2007 and $17,815 in 2006	80,790	61,157

	$1,300,819	$1,161,244

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
     The Company guarantees certain customer credit card balances held by an unrelated third party. These unsecured guarantees act to streamline the credit underwriting process and are issued as a service to certain customers who wish to obtain a credit card from the third party vendor. The Company recognizes nominal fees from these arrangements and views them strictly as a means of maintaining good customer relationships. The guarantee is offered to those customers who, based solely upon management’s evaluation, maintain a relationship with the Company that justifies the inherent risk. All such guarantees exist for the life of each respective credit card relationship. The Company would be required to perform under the guarantee upon a customer’s default on the credit card relationship with the third party. Historical losses under this program have been nominal. Upon entering into a credit card guarantee, the Company records the related liability at fair value pursuant to FASB Interpretation 45 (FIN 45), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. Thereafter, the related liability is evaluated pursuant to FASB 5. The total credit card balances outstanding at December 31, 2007 and 2006 were $5.6 million and $1.6 million, respectively.
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
     The total liability for financial instruments with off-balance sheet risk as of December 31, 2007 and 2006 was $0.3 million and $0.5 million, respectively.
Lease Commitments
     The Company leases certain premises and equipment under non-cancelable operating leases expiring through 2015. The following is a schedule of future minimum rental payments under these leases at December 31, 2007:

Year ending December 31:
2008	$4,255
2009	4,172
2010	4,233
2011	4,265
2012	3,913
Thereafter	9,459

$30,297

     Rent expense of $4.7 million, $3.5 million and $3.9 million is included in occupancy expenses for the years ended December 31, 2007, 2006 and 2005, respectively.
Concentrations
     The Company grants commercial, construction, real estate and consumer loans to customers through branch offices located in the Company’s primary markets. The Company’s business is concentrated in these areas and the loan portfolio includes significant credit exposure to the commercial real estate industry of these areas. As of December 31, 2007 and 2006, commercial real estate related loans accounted for approximately 64% and 65% of total loans, respectively, and approximately 13% and 7% of commercial real estate loans, respectively, are secured by undeveloped land. Substantially all of these loans are secured by first liens with an initial loan to value ratio of generally not more than 80%. Approximately 51% of these real estate loans are owner occupied. In addition, approximately 6% of total loans are unsecured as of December 31, 2007 and 2006. At December 31, 2007, approximately 26% of our residential real estate loan portfolio is comprised of interest only loans. These loans have an average loan-to-value of less than 63%.
     The loans are expected to be repaid from cash flows or proceeds from the sale of selected assets of the borrowers. The Company’s policy for requiring collateral is to obtain collateral whenever it is available or desirable, depending upon the degree of risk the Company is willing to take.
Note 13. Stock Options, Stock Warrants and Restricted Stock Awards
     The 2005 Stock Incentive Plan (the Plan), as amended, gives the Board of Directors the authority to grant up to 4.5 million stock awards consisting of unrestricted stock, stock units, dividend equivalent rights, stock options (incentive and non-qualified), stock appreciation rights, restricted stock, and performance and annual incentive awards. Stock awards available to grant at December 31, 2007 are 1.1 million.
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
     The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model that uses the assumptions noted in the following table. The expected volatility is based on the historical volatility of the stock of similar companies that have traded at least as long as the expected life of the Company’s options. Except for replacement options, the Company estimates the life of the options by calculating the average of the vesting period and the contractual life. The expected life of replacement options was estimated based on management’s judgment. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of the grant. The dividends rate assumption of zero is based on management’s intention not to pay dividends for the foreseeable future. A summary of the assumptions used in calculating the fair value of option awards during the years ended December 31, 2007 and 2006 are as follows:

		Year ended		Year ended
	Replacement	December 31,	Replacement	December 31,
	Options - 2007	2007	Options - 2006	2006

Expected life in years	2	5	2	5
Risk-free interest rate	4.5%	4.7%	4.3%	4.6%
Dividends rate	None	None	None	None
Fair value per optional share	$25.92	$11.43	$24.43	$10.93
Volatility	18%	28%	23%	28%
     Stock options granted in 2007 generally have a vesting period of 4 years and a contractual life of 7 years. Restricted stock awards granted in 2007 generally have a vesting period of 3 years. The Company recognizes compensation cost for options with a graded vesting on a straight-line basis over the requisite service period for the entire award.
     A summary of option activity under the Plan during the year ended December 31, 2007 is presented below:

		Weighted
		Average
	Shares	Exercise
	(in thousands)	Price

Outstanding options, beginning of period	2,196	$13.94
Granted	169	34.63
Replacement options (see Note 3)	388	7.04
Exercised	(431)	7.46
Forfeited or expired	(30)	20.99

Outstanding options, end of period	2,292	$15.42

Options exercisable, end of period	1,437	$10.39

     At December 31, 2007 and 2006, the weighted average remaining contractual terms of outstanding stock options were 5.6 years and 6.6 years, respectively. The weighted average contractual terms of vested stock options for the same dates were 5.3 years and 6.2 years, respectively. At December 31, 2007 and 2006, the aggregate intrinsic values of outstanding stock options were $15.7 million and $45.8 million, respectively. At the same dates, the aggregate intrinsic values of vested stock options were $13.3 million and $26.6 million, respectively.
     A summary of the status of the Company’s non-vested shares of restricted stock as of December 31, 2007 and changes during the year then ended is presented below:

	Year ended December 31, 2007
		Weighted
	Shares	Average Grant
Nonvested Restricted Stock	(in thousands)	Date Fair Value

Nonvested at January 1, 2007	230	$30.90
Granted	497	27.53
Vested	(17)	30.14
Forfeited	(41)	33.52

Nonvested at December 31, 2007	669	$28.26

     As of December 31, 2007, there was $17.4 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted average period of 2.2 years. The total intrinsic value of options exercised during the years ended December 31, 2007 and 2006 were $9.6 million and $8.9 million, respectively. The total fair value of restricted stock that vested during the years ended December 31, 2007 and 2006 was $0.6 million and $0.2 million, respectively.
     At December 31, 2007, there were 1,398 warrants outstanding with a weighted average exercise price of $10.15. These warrants are immediately exercisable and expire December 2012.
Note 14. Regulatory Capital
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
     Quantitative measures established by regulation to ensure capital adequacy require the Company and the Banks to maintain minimum amounts and ratios (set forth in the following table) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 2007, that the Company and the Banks meet all capital adequacy requirements to which they are subject.
     As of December 31, 2007, the most recent notification from federal banking agencies categorized the Company, Bank of Nevada, Alliance Bank of Arizona, Torrey Pines Bank, Alta Alliance Bank and First Independent Bank of Nevada as well-capitalized as defined by the banking agencies. To be categorized as well-capitalized, the Banks must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the table below.
     The actual capital amounts and ratios for the Banks and Company as of December 31 are presented in the following table:

			For Capital		To Be
	Actual		Adequacy Purposes		Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of December 31, 2007:
Total Capital (to Risk Weighted Assets)
Bank of Nevada	$297,613	11.0%	$215,760	8.0%	$269,700	10.0%
Alliance Bank of Arizona	81,781	10.8%	60,674	8.0%	75,842	10.0%
Torrey Pines Bank	71,695	11.0%	52,257	8.0%	65,321	10.0%
Alta Alliance Bank	22,984	36.5%	5,037	8.0%	6,296	10.0%
First Independent Bank	47,066	12.1%	31,168	8.0%	38,960	10.0%
Company	466,138	10.3%	361,059	8.0%	451,324	10.0%
Tier I Capital (to Risk Weighted Assets)
Bank of Nevada	204,387	7.6%	107,880	4.0%	161,820	6.0%
Alliance Bank of Arizona	56,960	7.5%	30,337	4.0%	45,505	6.0%
Torrey Pines Bank	46,513	7.1%	26,128	4.0%	39,192	6.0%
Alta Alliance Bank	22,607	35.9%	2,518	4.0%	3,778	6.0%
First Independent Bank	38,071	9.8%	15,584	4.0%	23,376	6.0%
Company	356,536	7.9%	180,530	4.0%	270,795	6.0%
Tier I Capital (to Average Assets)
Bank of Nevada	204,387	6.9%	117,937	4.0%	147,422	5.0%
Alliance Bank of Arizona	56,960	7.0%	32,634	4.0%	40,793	5.0%
Torrey Pines Bank	46,513	6.5%	28,553	4.0%	35,692	5.0%
Alta Alliance Bank	22,607	25.1%	3,598	4.0%	4,498	5.0%
First Independent Bank	38,071	7.8%	19,429	4.0%	24,286	5.0%
Company	356,536	7.4%	192,716	4.0%	240,895	5.0%

As of December 31, 2006:
Total Capital (to Risk Weighted Assets)
Bank of Nevada	$265,562	10.8%	$196,443	8.0%	$245,554	10.0%
Alliance Bank of Arizona	67,864	11.2%	48,424	8.0%	60,530	10.0%
Torrey Pines Bank	54,467	11.5%	37,859	8.0%	47,324	10.0%
Alta Alliance Bank	24,169	89.9%	2,150	8.0%	2,688	10.0%
Company	409,481	11.5%	285,294	8.0%	356,617	10.0%
Tier I Capital (to Risk Weighted Assets)
Bank of Nevada	202,141	8.2%	98,222	4.0%	147,332	6.0%
Alliance Bank of Arizona	52,064	8.6%	24,212	4.0%	36,318	6.0%
Torrey Pines Bank	39,917	8.4%	18,929	4.0%	28,394	6.0%
Alta Alliance Bank	24,088	89.6%	1,075	4.0%	1,613	6.0%
Company	335,629	9.4%	142,647	4.0%	213,970	6.0%
Tier I Capital (to Average Assets)
Bank of Nevada	202,141	7.2%	111,862	4.0%	139,828	5.0%
Alliance Bank of Arizona	52,064	7.8%	26,543	4.0%	33,179	5.0%
Torrey Pines Bank	39,917	6.9%	23,147	4.0%	28,934	5.0%
Alta Alliance Bank	24,088	80.3%	1,200	4.0%	1,500	5.0%
Company	335,629	8.2%	162,755	4.0%	203,443	5.0%
     Additionally, State of Nevada banking regulations restrict distribution of the net assets of Bank of Nevada and First Independent Bank of Nevada because such regulations require the sum of each bank’s stockholders’ equity and reserve for loan losses to be at least 6% of the average of each bank’s total daily deposit liabilities for the preceding 60 days. As a result of these regulations, approximately $121.2 and $136.7 million of Bank of Nevada’s stockholders’ equity was restricted at December 31, 2007 and 2006, respectively. Approximately $25.9 million of First Independent’s stockholders’ equity was restricted at December 31, 2007.
     Alta Alliance Bank has agreed to maintain a total Tier I capital to average assets ratio of at least 9% for its first three years of existence.
     The States of Nevada and Arizona require that trust companies maintain capital of at least $300 and $500, respectively. Premier Trust meets these capital requirements as of December 31, 2007 and 2006.

Note 15. Employee Benefit Plan
     The Company has a qualified 401(k) employee benefit plan for all eligible employees. Participants are able to defer between 1% and 15% (up to a maximum of $15,500 for those under 50 years of age in 2007) of their annual compensation. The Company may elect to contribute a discretionary amount each year. The Company’s total contribution was $1.2 million, $0.9 million and $0.6 million for the years ended December 31, 2007, 2006 and 2005, respectively.
Note 16. Transactions with Related Parties
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

	2007	2006

Balance, beginning	$63,131	$27,608
New loans	77,368	64,421
Repayments	(50,086)	(28,898)

Balance, ending	$90,413	$63,131

     None of these loans are past due, on non-accrual or have been restructured to provide a reduction or deferral of interest or principal because of deterioration in the financial position of the borrower. There were no loans to a related party that were considered classified loans at December 31, 2007 or 2006.
     Total loan commitments outstanding with related parties total approximately $52.5 million and $44.6 million at December 31, 2007 and 2006, respectively.
Note 17. Fair Value of Financial Instruments
     The estimated fair value of the Company’s financial instruments at December 31 is as follows:

	2007		2006
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

Financial assets:
Cash and due from banks	$104,650	$104,650	$143,721	$143,721
Federal funds sold	10,979	10,979	121,159	121,159
Securities held to maturity	9,406	9,530	97,495	95,404
Securities available for sale	486,354	486,354	444,826	444,826
Securities measured at fair value	240,440	240,440	—	—
Derivatives	2,101	2,101	—	—
Restricted stock	27,003	27,003	18,483	18,483
Loans, net	3,583,704	3,580,108	2,969,671	2,943,370
Accrued interest receivable	22,344	22,344	17,425	17,425

Financial liabilities:
Deposits	3,546,922	3,550,115	3,400,423	3,400,095
Accrued interest payable	5,585	5,585	5,264	5,264
Customer repurchases	275,016	275,016	170,656	170,656
Other borrowed funds	544,699	544,699	69,011	69,011
Junior subordinated debt	62,240	62,240	61,857	64,127
Subordinated debt	60,000	60,000	40,000	40,000
Derivatives	1,326	1,326	—	—

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
     Interest rate risk exposure is measured using interest rate sensitivity analysis to determine our change in net portfolio value and net interest income resulting from hypothetical changes in interest rates. If potential changes to net portfolio value and net interest income resulting from hypothetical interest rate changes are not within the limits established by the Board of Directors, the Board of Directors may direct management to adjust the asset and liability mix to bring interest rate risk within board-approved limits. As of December 31, 2007, the Company’s interest rate risk profile was within all Board-prescribed limits.
     The Company manages its interest rate risk through its investment and repurchase activities. The Company seeks to maintain a modestly asset sensitive position (i.e., interest income in a rising rate environment would rise farther than the Company’s interest expense and conversely in a falling interest rate environment).
Fair value of commitments
     The estimated fair value of the standby letters of credit at December 31, 2007 and 2006 is insignificant. Loan commitments on which the committed interest rate is less than the current market rate are also insignificant at December 31, 2007 and 2006.
Note 18. Parent Company Financial Information
Condensed Balance Sheets
December 31, 2007 and 2006

	2007	2006

ASSETS
Cash and cash equivalents	$2,056	$720
Securities available for sale	1,997	8,514
Investment in subsidiaries	580,522	460,972
Other assets	3,226	2,514

	$587,801	$472,720

LIABILITIES AND STOCKHOLDERS’ EQUITY
Borrowings	$21,730	$—
Accrued interest and other liabilities	2,313	2,284
Junior subordinated debt	62,240	61,857

Total liabilities	86,283	64,141

Stockholders’ equity:
Common stock	3	3
Additional paid-in capital	377,973	287,553
Retained earnings	152,286	126,170
Accumulated other comprehensive loss	(28,744)	(5,147)

Total stockholders’ equity	501,518	408,579

	$587,801	$472,720

Condensed Statements of Income
Years Ended December 31, 2007, 2006 and 2005

	2007	2006	2005

Interest and dividend income	$206	$716	$929
Interest expense on borrowings	5,665	4,331	2,112

Net interest expense	(5,459)	(3,615)	(1,183)

Other income:
Income from consolidated subsidiaries	37,734	45,469	30,629
Fair value gains	4,513	—	—
Other income	390	68	77

Total other income	42,637	45,537	30,706

Expenses:
Salaries and employee benefits	4,849	3,059	1,783
Other	2,295	1,620	466

	7,144	4,679	2,249

Income before income tax benefit	30,034	37,243	27,274
Income tax benefit	2,841	2,646	791

Net income	$32,875	$39,889	$28,065

Condensed Statements of Cash Flows
Years ended December 31, 2007, 2006 and 2005

	2007	2006	2005

Cash Flows from Operating Activities:
Net income	$32,875	$39,889	$28,065
Adjustments to reconcile net income to net cash used in operating activities:
Equity in net undistributed earnings of consolidated subsidiaries	(37,734)	(45,469)	(30,629)
Dividends received from subsidiaries	32,000	30,000	—
Net accretion of securities discounts	—	—	(877)
Stock-based compensation expense	543	263	26
Compensation cost on restricted stock	208	99	—
Trust preferred securities fair value gains	(4,645)	—	—
(Increase) decrease in other assets	963	(633)	44
Increase in other liabilities	29	820	731
Other, net	(1,424)	845	—

Net cash provided by (used in) operating activities	22,815	25,814	(2,640)

Cash Flows from Investing Activities:
Purchases of securities available for sale	—	(8,000)	(57,118)
Proceeds from maturities of securities available for sale	8,568	57,989	—
Net cash paid in settlement of acquisition	(24,826)	(82,989)	—
Investment in subsidiaries	(6,000)	(28,500)	(30,000)

Net cash used in investing activities	(22,258)	(61,500)	(87,118)

Cash Flows from Financing Activities:
Proceeds from issuance of junior subordinated debt	12,000	20,000	—
Repayments of junior subordinated debt	(16,882)	—	—
Net proceeds from borrowings	21,730	—	—
Proceeds from exercise of stock options and stock warrants	3,247	2,733	2,028
Excess tax benefits on share-based payment arrangements	115	362	—
Cost of issuing stock in acquisition	(361)	(264)	—
Share repurchases	(19,070)	—	—
Proceeds from stock issuance, net	—	9,057	85,063

Net cash provided by financing activities	779	31,888	87,091

Decrease in cash and cash equivalents	1,336	(3,798)	(2,667)
Cash and Cash Equivalents, beginning of year	720	4,518	7,185

Cash and Cash Equivalents, end of year	$2,056	$720	$4,518

Note 19. Segment Information
     The Company provides a full range of banking services, as well as trust and investment advisory services through its eight consolidated subsidiaries. The company manages its business with a primary focus on each subsidiary. Thus, the Company has identified eight operating segments. However, the trust and investment advisory segments do not meet the quantitative thresholds for disclosure and have therefore been included in the “other” column. Parent company information is also included in the other category because it represents an overhead function rather than an operating segment. The Company has not aggregated any operating segments.
     The Company reported three segments in the financial statements issued prior to December 31, 2006. In October 2006, the Company opened a new bank subsidiary, Alta Alliance Bank, which is located in Northern California. Although Alta Alliance Bank does not meet the quantitative thresholds for disclosure at December 31, 2007, this segment is reported because it is expected to meet the quantitative thresholds for disclosure in the future. First Independent Bank of Nevada was acquired in March 2007. First Independent meets the quantitative thresholds for disclosure at December 31, 2007 and is reported separately.

     The five reported segments derive a majority of their revenues from interest income and the chief operating decision maker relies primarily on net interest income to assess the performance of the segments and make decisions about resources to be allocated to the segments. The accounting policies of the reported segments are the same as those of the Company as described in Note 1. Transactions between segments consist primarily of borrowings and loan participations. Federal funds purchases and sales and other borrowed funds transactions result in profits that are eliminated for reporting consolidated results of operations. Loan participations are recorded at par value with no resulting gain or loss. The Company allocates centrally provided services to the operating segments based upon estimated usage of those services.
     The Company does not have a single external customer from which it derives 10 percent of more of its revenues.
     The following is a summary of selected operating segment information as of and for the years ended December 31, 2007, 2006 and 2005:

	Bank	Alliance Bank	Torrey Pines	Alta Alliance	First Independent		Intersegment	Consolidated
	of Nevada	of Arizona	Bank	Bank	Bank	Other	Eliminations	Company

2007:
Assets	$3,041,263	$822,575	$759,532	$90,961	$549,894	$24,713	$(272,842)	$5,016,096
Gross loans and deferred fees	2,215,676	584,249	515,432	38,500	322,152	—	(43,000)	3,633,009
Less: Allowance for loan losses	(33,050)	(6,772)	(5,135)	(377)	(3,971)	—	—	(49,305)

Net loans	2,182,626	577,477	510,297	38,123	318,181	—	(43,000)	3,583,704

Goodwill	127,827	—	—	—	79,242	10,741	—	217,810
Deposits	1,979,446	613,131	470,429	68,672	420,086	—	(4,842)	3,546,922
Stockholders’ equity	320,388	54,502	45,586	22,104	120,522	(61,584)	—	501,518

Number of branch locations	15	11	7	2	4	—	—	39
Full-time equivalent employees	505	139	132	32	114	70	—	992

Net interest income (loss)	$113,987	$28,260	$25,360	$2,127	$15,536	$(5,381)	$—	$179,889
Provision for loan losses	15,510	3,391	763	296	299	—	—	20,259

Net interest income (loss) after provision for loan losses	98,477	24,869	24,597	1,831	15,237	(5,381)	—	159,630
Gain (loss) on sale of securities	238	(60)	—	—	—	256	—	434
Mark-to-market gains (losses), net	(7,349)	88	728	—	—	4,257	—	(2,276)
Noninterest income, excluding securities and fair value gains (losses)	10,753	2,859	1,699	371	717	9,778	(1,797)	24,380
Noninterest expense	(62,779)	(22,981)	(20,360)	(5,491)	(9,378)	(14,478)	1,797	(133,670)

Income (loss) before income taxes	39,340	4,775	6,664	(3,289)	6,576	(5,568)	—	48,498
Minority interest	—	—	—	—	—	110	—	110
Income tax expense (benefit)	12,372	1,681	2,562	(1,318)	2,172	(1,956)	—	15,513

Net income (loss)	$26,968	$3,094	$4,102	$(1,971)	$4,404	$(3,722)	$—	$32,875

	Bank	Alliance Bank	Torrey Pines	Alta Alliance		Intersegment	Consolidated
	of Nevada	of Arizona	Bank	Bank	Other	Eliminations	Company

2006:
Assets	$2,904,117	$643,298	$581,640	$56,227	$21,526	$(37,204)	$4,169,604
Gross loans and deferred fees	2,094,454	506,710	414,390	7,668	—	(20,000)	3,003,222
Less: Allowance for loan losses	(23,188)	(5,732)	(4,550)	(81)	—	—	(33,551)

Net loans	2,071,266	500,978	409,840	7,587	—	(20,000)	2,969,671

Goodwill	128,242	—	—	—	3,946	—	132,188
Deposits	2,326,412	552,901	491,647	31,339	—	(1,876)	3,400,423
Stockholders’ equity	336,184	51,497	39,424	24,089	(42,615)	—	408,579
Number of branch locations	15	9	6	1	—	—	31
Full-time equivalent employees	472	135	110	9	59	—	785

Net interest income (loss)	$105,127	$24,615	$22,397	$226	$(3,577)	$—	$148,788
Provision for loan losses	3,134	340	1,105	81	—	—	4,660

Net interest income (loss) after provision for loan losses	101,993	24,275	21,292	145	(3,577)	—	144,128
Loss from sale of securities	(3,374)	(908)	(154)	—	—	—	(4,436)
Noninterest income	7,979	2,523	1,479	45	7,170	(1,326)	17,870
Noninterest expense	(50,867)	(19,128)	(15,005)	(1,859)	(10,793)	1,566	(96,086)

Income (loss) before income taxes	55,731	6,762	7,612	(1,669)	(7,200)	240	61,476
Income tax expense (benefit)	18,668	2,563	3,088	(659)	(2,073)	—	21,587

Net income (loss)	$37,063	$4,199	$4,524	$(1,010)	$(5,127)	$240	$39,889

	Bank	Alliance Bank	Torrey Pines		Intersegment	Consolidated
	of Nevada	of Arizona	Bank	Other	Eliminations	Company

2005:
Assets	$1,886,742	$519,961	$405,011	$79,388	$(33,831)	$2,857,271
Gross loans and deferred fees	1,083,599	404,644	305,094	—	—	1,793,337
Less: Allowance for loan losses	(12,291)	(5,456)	(3,445)	—	—	(21,192)

Net loans	1,071,308	399,188	301,649	—	—	1,772,145

Deposits	1,606,750	457,177	335,292	—	(5,407)	2,393,812
Stockholders’ equity	127,969	43,627	33,386	39,241	—	244,223
Number of branch locations	5	7	4	—	—	16
Full-time equivalent employees	299	122	77	39	—	537

Net interest income (loss)	$70,004	$18,878	$14,646	$(1,168)	$(18)	$102,342
Provision for loan losses	2,692	2,040	1,447	—	—	6,179

Net interest income (loss) after provision for loan losses	67,312	16,838	13,199	(1,168)	(18)	96,163
Gain from sale of securities	69	—	—	—	—	69
Noninterest income	5,266	1,359	738	5,804	(1,098)	12,069
Noninterest expense	(34,669)	(13,298)	(10,234)	(7,719)	1,056	(64,864)

Income (loss)before income taxes	37,978	4,899	3,703	(3,083)	(60)	43,437
Income tax expense (benefit)	12,636	1,874	1,497	(635)	—	15,372

Net income (loss)	$25,342	$3,025	$2,206	$(2,448)	$(60)	$28,065

Note 20. Quarterly Data (Unaudited)

	Years Ended December 31,
	2007				2006
	Fourth	Third	Second	First	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter
Interest and dividend income	$81,190	$80,473	$76,846	$67,313	$67,163	$64,344	$59,382	$42,196
Interest expense	34,757	33,699	31,020	26,457	26,588	25,068	19,839	12,802

Net interest income	46,433	46,774	45,826	40,856	40,575	39,276	39,543	29,394
Provision for loan losses (1)	13,881	3,925	2,012	441	709	953	2,456	542

Net interest income, after provision for loan losses	32,552	42,849	43,814	40,415	39,866	38,323	37,087	28,852
Gain (loss) on sale of securities	(230)	380	—	284	(4,436)	—	—	—
Mark-to-market gains (losses), net	(173)	1,676	(3,766)	(13)	—	—	—	—
Noninterest income, excluding securities and fair value gains (losses)	6,872	5,899	6,019	5,590	5,260	4,631	4,482	3,497
Noninterest expenses	(35,895)	(34,580)	(34,274)	(28,921)	(26,939)	(25,057)	(24,570)	(19,520)

Income before income taxes	3,126	16,224	11,793	17,355	13,751	17,897	16,999	12,829
Minority interest	69	41	—	—	—	—	—	—
Income tax expense	614	5,100	3,847	5,952	4,744	6,330	6,122	4,391

Net income	$2,443	$11,083	$7,946	$11,403	$9,007	$11,567	$10,877	$8,438

Earnings per share:
Basic	$0.08	$0.38	$0.27	$0.42	$0.34	$0.44	$0.41	$0.37

Diluted	$0.08	$0.35	$0.25	$0.39	$0.31	$0.40	$0.38	$0.33

(1)	The increase in the provision for loan losses in the fourth quarter 2007 was due to increases in risks inherent in our loan portfolio and the general economy.

Note 21. Employee Defalcation
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
          For the year ended December 31, 2006, the total pretax impact of the defalcation was $0.5 million, including our insurance deductible of $0.4 million and audit, legal and recovery costs. These amounts are net of insurance proceeds and cash restitution the Company has secured from the former employee.
Note 22. Stock Offerings
     On June 29, 2005, the Company’s registration statement on Form S-1 related to the initial public offering of shares of the Company’s common stock was declared effective. The Company signed an underwriting agreement on June 29, 2005, which was on a firm commitment basis, pursuant to which the underwriters agreed to purchase 3,750,000 shares of common stock. On July 1, 2005, the principal underwriter exercised the over-allotment to purchase an additional 450,000 shares of the Company’s common stock.
     The total price to the public for the shares offered and sold by the Company, including the over-allotment, was $92.4 million. The amount of expenses incurred by the Company in connection with the offering includes approximately $6.0 million of underwriting discounts and commission and offering expenses of approximately $1.3 million.
     On September 1, 2006, the Company issued 263,000 shares of common stock at a purchase price of $34.56 per share, and warrants to purchase 132,000 shares of common stock at $34.56, resulting in gross proceeds of $9.1 million. For every two full shares purchased by an investor in the offering, the investor received a warrant to purchase an additional share at the same purchase price. The foregoing were issued under circumstances that comply with the requirements of Section 4(2) under the Securities Act. The proceeds of the offering were used to partially capitalize Alta Alliance Bank.

McGladrey & Pullen
Certified Public Accountants
Report of Independent Registered Public Accounting Firm
To the Board of Directors
Western Alliance Bancorporation
Las Vegas, Nevada
     We have audited the consolidated balance sheets of Western Alliance Bancorporation and subsidiaries (collectively referred to as the Company) as of December 31, 2007 and 2006, and the related consolidated statements of income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.
     As described in Notes 1 and 2 to the consolidated financial statements, effective January 1, 2007, the Company early adopted Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurements, and SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities.
     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated February 21, 2007 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
/s/ MCGLADREY & PULLEN, LLP
Las Vegas, Nevada
February 21, 2008