Form 10-Q
period 2008-03-31
WESTERN ALLIANCE BANCORPORATION
filed 2008-05-12
CIK 1212545

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended March 31, 2008 or

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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Common Stock Issued and Outstanding: 30,255,760 shares as of April 30, 2008.

Part I. Financial Information
ITEM I. FINANCIAL STATEMENTS
Western Alliance Bancorporation and Subsidiaries
Consolidated Balance Sheets
March 31, 2008 and December 31, 2007
(Unaudited)

	March 31,	December 31,
($ in thousands, except per share amounts)	2008	2007

Assets
Cash and due from banks	$132,894	$104,650
Federal funds sold and other	58,967	10,979

Cash and cash equivalents	191,861	115,629

Securities held to maturity (approximate fair value $8,972 and $9,530, respectively)	8,790	9,406
Securities available for sale	477,095	486,354
Securities measured at fair value	245,238	240,440

Gross loans, including net deferred loan fees	3,722,632	3,633,009
Less: Allowance for loan losses	(50,839)	(49,305)

Loans, net	3,671,793	3,583,704

Premises and equipment, net	143,923	143,421
Other real estate owned	6,901	3,412
Bank owned life insurance	88,861	88,061
Investment in restricted stock, at cost	46,351	27,003
Accrued interest receivable	20,636	22,344
Deferred tax assets, net	35,346	25,900
Goodwill	217,810	217,810
Other intangible assets, net of accumulated amortization of $4,507 and $3,693, respectively	23,556	24,370
Other assets	19,142	28,242

Total assets	$5,197,303	$5,016,096

Liabilities and Stockholders’ Equity
Liabilities
Non-interest bearing demand deposits	$1,032,229	$1,007,642
Interest bearing deposits:
Demand	276,492	264,586
Savings and money market	1,538,319	1,558,867
Time, $100 and over	623,767	649,351
Other time	159,457	66,476

	3,630,264	3,546,922
Customer repurchase agreements	224,630	275,016
Federal Home Loan Bank advances and other borrowings
One year or less	645,380	489,330
Over one year ($31,458 and $30,768 measured at fair value, respectively)	51,029	55,369
Junior subordinated debt, measured at fair value	56,022	62,240
Subordinated debt	60,000	60,000
Accrued interest payable and other liabilities	36,018	25,701

Total liabilities	4,703,343	4,514,578

Commitments and Contingencies (Note 7)

Stockholders’ Equity
Preferred stock, par value $.0001; shares authorized 20,000,000; no shares issued and outstanding 2008 and 2007	—	—
Common stock, par value $.0001; shares authorized 100,000,000; shares issued and outstanding 2008: 30,229,840; 2007: 30,157,079	3	3
Additional paid-in capital	380,413	377,973
Retained earnings	156,259	152,286
Accumulated other comprehensive loss — net unrealized loss on available for sale securities	(42,715)	(28,744)

Total stockholders’ equity	493,960	501,518

Total liabilities and stockholders’ equity	$5,197,303	$5,016,096

See Notes to Unaudited Consolidated Financial Statements.

Western Alliance Bancorporation and Subsidiaries
Consolidated Statements of Income
Three Months Ended March 31, 2008 and 2007
(Unaudited)

($ in thousands, except per share amounts)	2008	2007

Interest income on:
Loans, including fees	$65,704	$59,020
Securities — taxable	9,570	6,895
Securities — nontaxable	357	58
Dividends — taxable	627	420
Dividends — nontaxable	419	387
Federal funds sold and other	115	533

Total interest income	76,792	67,313

Interest expense on:
Deposits	19,514	21,873
Short-term borrowings	7,580	2,389
Long-term borrowings	715	516
Junior subordinated debt and subordinated debt	2,121	1,679

Total interest expense	29,930	26,457

Net interest income	46,862	40,856
Provision for loan losses	8,059	441

Net interest income after provision for loan losses	38,803	40,415

Non-interest income:
Trust and investment advisory services	2,796	2,105
Service charges	1,427	1,069
Income from bank owned life insurance	800	928
Other	3,395	1,488

Non-interest income, excluding securities and fair value gains (losses)	8,418	5,590

Investment securities gains, net	161	284
Derivative gains	43	—
Securities impairment charges	(5,280)	—
Unrealized gain (loss) on assets and liabilities measured at fair value, net	1,381	(13)

Non-interest income	4,723	5,861

Other expense:
Salaries and employee benefits	21,934	17,033
Occupancy	5,028	4,239
Advertising and other business development	2,100	1,462
Customer service	1,200	1,323
Insurance	972	298
Legal, professional and director fees	931	1,044
Intangible amortization	789	257
Data processing	769	435
Audits and exams	648	531
Telephone	401	340
Supplies	371	509
Travel and automobile	338	287
Correspondent and wire transfer costs	301	418
Other	2,156	745

	37,938	28,921

Income before income taxes	5,588	17,355

Minority interest	65	—
Income tax expense	1,381	5,952

Net income	$4,142	$11,403

Earnings per share:
Basic	$0.14	$0.42

Diluted	$0.14	$0.39

See Notes to Unaudited Consolidated Financial Statements.

Western Alliance Bancorporation and Subsidiaries
Consolidated Statement of Stockholders’ Equity
Three Months Ended March 31, 2008 (Unaudited)
($ in thousands, except per share amounts)

						Accumulated
				Additional		Other
	Comprehensive	Common Stock		Paid-in	Retained	Comprehensive
Description	Income (loss)	Shares Issued	Amount	Capital	Earnings	(Loss)	Total
Balance, December 31, 2007		30,157	$3	$377,973	$152,286	$(28,744)	$501,518

Stock options exercised		68	—	553	—	—	553
Stock-based compensation expense		25	—	2,243	—	—	2,243
Stock repurchases		(20)	—	(356)	—	—	(356)
Cumulative effect adjustment related to adoption of EITF No. 06-4		—	—	—	(169)	—	(169)
Comprehensive income (loss):
Net income	$4,142	—	—	—	4,142	—	4,142
Other comprehensive income (loss)
Unrealized holding losses on securities available for sale arising during the period, net of taxes of $10,048	(17,403)
Less reclassification adjustment for impairment losses included in net income, net of taxes of $1,848	3,432

Net unrealized holding losses	(13,971)	—	—	—	—	(13,971)	(13,971)

	$(9,829)

Balance, March 31, 2008		30,230	$3	$380,413	$156,259	$(42,715)	$493,960

See Notes to Unaudited Consolidated Financial Statements.

Western Alliance Bancorporation and Subsidiaries
Consolidated Statements of Cash Flows
Three Months Ended March 31, 2008 and 2007 (Unaudited)
($ in thousands)

	2008	2007

Cash Flows from Operating Activities:
Net income	$4,142	$11,403
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	8,059	441
Securities impairment charges	5,280	—
Change in fair value of assets and liabilities measured at fair value	(1,788)	—
Decrease in other assets	7,976	6,545
Increase in other liabilities	7,872	47
Other, net	4,204	825

Net cash provided by operating activities	35,745	19,261

Cash Flows from Investing Activities:
Proceeds from maturities of securities	34,006	17,610
Purchases of securities	(82,434)	(52,706)
Proceeds from the sale of securities	22,011	8,764
Net cash received in settlement of acquisition	—	46,793
Net increase in loans made to customers	(96,148)	(40,197)
Purchase of premises and equipment	(2,893)	(11,889)
Proceeds from sale of premises and equipment	—	2,628
(Liquidations) purchases of restricted stock	(18,901)	938

Net cash (used in) investing activities	(144,359)	(28,059)

Cash Flows from Financing Activities:
Net increase in deposits	84,016	46,460
Net proceeds from (repayments on) borrowings	100,633	(7,103)
Proceeds from exercise of stock options and stock warrants	553	1,018
Stock repurchases	(356)	—

Net cash provided by financing activities	184,846	40,375

Increase in cash and cash equivalents	76,232	31,577
Cash and Cash Equivalents, beginning of period	115,629	264,880

Cash and Cash Equivalents, end of period	$191,861	$296,457

Supplemental Disclosure of Cash Flow Information
Cash payments for interest	$40,595	$26,590
Cash payments for income taxes	$—	$—
Supplemental Disclosure of Noncash Investing and Financing Activities
Stock issued in connection with acquisition	$—	$91,304
Trading securities in the process of settlement	$12,878	$—
Transfers of loans to other real estate owned	$6,901	$—
See Notes to Unaudited Consolidated Financial Statements.

Note 1. Nature of Business and Summary of Significant Accounting Policies
(Dollars in thousands, except per share amounts)
Nature of business
Western Alliance Bancorporation is a bank holding company providing a full range of banking services to commercial and consumer clientele through its wholly owned subsidiaries: Bank of Nevada and First Independent Bank of Nevada, operating in Nevada; Alliance Bank of Arizona, operating in Arizona; Torrey Pines Bank and Alta Alliance Bank, operating in California; Miller/Russell & Associates, Inc., operating in Nevada, Arizona and Southern California; Premier Trust, Inc., operating in Nevada and Arizona and Shine Investment Advisory Services, Inc., operating in Colorado. These entities are collectively referred to herein as the Company. The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America and general industry practices.
Use of estimates in the preparation of financial statements
The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant changes in the near term relate to the determination of the allowance for loan losses; fair value of collateralized debt obligations (CDOs), synthetic CDOs and related embedded derivatives; classification of impaired securities as other than temporary; and impairment of goodwill and other intangible assets.
Principles of consolidation
With the exception of certain trust subsidiaries which do not meet the criteria for consolidation pursuant to Financial Accounting Standards Board (FASB) Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities, the consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Bank of Nevada and its subsidiary BW Real Estate, Inc., Alliance Bank of Arizona, Torrey Pines Bank, Alta Alliance Bank, First Independent Bank of Nevada (collectively referred to herein as the Banks), Miller/Russell & Associates, Inc., Premier Trust, Inc., and Shine Investment Advisory Services, Inc. All significant intercompany balances and transactions have been eliminated in consolidation.
Interim financial information
The accompanying unaudited consolidated financial statements as of March 31, 2008 and 2007 have been prepared in condensed format, and therefore do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These statements have been prepared on a basis that is substantially consistent with the accounting principles applied to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2007.
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

Repurchase program
For the quarter ended March 31, 2008, the Company repurchased 20,000 shares of common stock on the open market with a weighted average price of $17.75 per share. The Company has the remaining authority to repurchase shares with an aggregate purchase price of $30.6 million under a share repurchase program authorized by the Board of Directors through December 31, 2008. All repurchased shares are retired as soon as is practicable after settlement.
Recent Accounting Pronouncements
In September 2007, the FASB ratified the consensus of the Emerging Issues Task Force (EITF) Issue No. 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangement. EITF 06-4 applies to endorsement split dollar life insurance policies that provide a benefit to an employee that extends to postretirement periods and requires an employer to recognize a liability for future benefits over the service period based on the substantive agreement with the employee. EITF 06-4 is effective for fiscal years beginning after December 15, 2007, with early adoption permitted. The adoption of EITF 06-4 resulted in a cumulative effect adjustment of $0.2 million, effective January 1, 2008.
In December 2007, the FASB issued SFAS No. 141R, Business Combinations (SFAS 141R), and SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (SFAS 160). These new standards significantly change the accounting for and reporting of business combination transactions and noncontrolling interests (previously referred to as minority interests) in consolidated financial statements. These Statements are effective for the Company beginning on January 1, 2009. The Company does not expect SFAS 141R and SFAS 160 to have a material impact on the financial statements. These standards will change the Company’s accounting treatment for business combinations on a prospective basis.
In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 (SFAS 161). SFAS 161 amends and expands the disclosure requirements of FASB Statement No. 133, requiring enhanced disclosures about (a) how and why the Company uses derivative instruments, (b) how derivative instruments and related hedge items are accounted for under FASB Statement No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect the Company’s financial position, results of operations, and cash flows. SFAS 161 is effective January 1, 2009 on a prospective basis, with comparative disclosures of earlier periods encouraged upon initial adoption.
Derivative financial instruments
All derivatives are recognized on the balance sheet at their fair value, with changes in fair value reported in current-period earnings. These instruments consist primarily of interest rate swaps.
Note 2. Fair Value Accounting
For the three months ended March 31, 2008, gains and losses from fair value changes included in the Consolidated Statement of Income were as follows (in thousands):

	Changes in Fair Values for the Three-Month Period Ended March 31, 2008 for Items Measured at Fair Value Pursuant to Election of the Fair Value Option
				Total
	Unrealized			Changes in
	Gain (Loss) on		Interest	Fair Values
	Assets and		Expense on	Included in
	Liabilities	Interest	Junior	Current-
	Measured at	Income on	Subordinated	Period
Description	Fair Value, Net	Securities	Debt	Earnings
Securities measured at fair value	$(4,077)	$337	$—	$(3,740)
Junior subordinated debt	6,148	—	70	$6,218
Fixed-rate term borrowings	(690)	—	—	(690)

	$1,381	$337	$70	$1,788

The difference between the aggregate fair value of $56.0 million and the aggregate unpaid principal balance of $66.5 million of junior subordinated debt was $10.5 million at March 31, 2008.
The difference between the aggregate fair value of $31.5 million and the aggregate unpaid principal balance of $30.0 million of fixed-rate term borrowings measured at fair value was $1.5 million at March 31, 2008.
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
The Company measures certain assets and liabilities at fair value on a recurring basis, including securities available for sale, securities measured at market value and junior subordinated debt. The fair value of these assets and liabilities were determined using the following inputs at March 31, 2008 (in thousands):

		Fair Value Measurements at Reporting Date Using:
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
Description	March 31, 2008	(Level 1)	(Level 2)	(Level 3)
Assets:
Securities available for sale	$477,095	$61,198	$323,278	$92,619
Securities measured at fair value	245,238	—	245,238	—
Interest rate swaps	4,434	—	4,434	—

Total	$726,767	$61,198	$572,950	$92,619

Liabilities:
Fixed-rate term borrowings	$31,458	$—	31,458	$—
Junior subordinated debt	56,022	—	—	56,022
Interest rate swaps	3,233	—	3,233	—

Total	$90,713	$—	$34,691	$56,022

Fair Value Measurements Using
Significant Unobservable Inputs
(Level 3)

	Securities Available	Securities Measured	Junior Subordinated
	For Sale	at Fair Value	Debt
Beginning balance January 1, 2008	$115,921	$2,787	$(62,240)
Total gains (losses) (realized/unrealized)
Included in earnings	(5,671)	(2,787)	6,218
Included in other comprehensive income	(17,631)	—	—
Purchases, issuances, and settlements, net	—	—	—
Transfers in and/or out of Level 3	—	—	—

Ending balance March 31, 2008	$92,619	$—	$(56,022)

The amount of total gains (losses) for the period included in earnings attributable to the change in unrealized gains (losses) relating to assets and liabilities still held at the reporting date	$(5,671)	$(2,787)	$6,218

Note 3. Earnings Per Share
Diluted earnings per share is based on the weighted average outstanding common shares during each period, including common stock equivalents. Basic earnings per share is based on the weighted average outstanding common shares during the period.
Basic and diluted earnings per share, based on the weighted average outstanding shares, are summarized as follows:

	Three Months Ended
	March 31,
	2008	2007
	(in thousands, except per share
	amounts)
Basic:

Net income applicable to common stock	$4,142	$11,403
Average common shares outstanding	29,544	26,950

Earnings per share	$0.14	$0.42

Diluted:
Net income applicable to common stock	$4,142	$11,403

Average common shares outstanding	29,544	26,950
Stock option adjustment	435	1,134
Restricted stock adjustment	—	104
Stock warrant adjustment	568	993

Average common equivalent shares outstanding	30,547	29,181

Earnings per share	$0.14	$0.39

As of March 31, 2008, approximately 978,000 stock options and 132,000 stock warrants were considered anti-dilutive and excluded for purposes of calculating diluted earnings per share because they were out of the money.
Note 4. Securities
Carrying amounts and fair values of investment securities at March 31, 2008 are summarized as follows (in thousands):

	March 31, 2008
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
Securities held to maturity	Cost	Gains	(Losses)	Value

Municipal obligations	$7,290	$182	$—	$7,472
Other	1,500	—	—	1,500

	$8,790	$182	$—	$8,972

Securities available for sale
U.S. Treasury securities	$5,976	$—	$8	$5,984
U.S. Government-sponsored agencies	7,975	15	(14)	7,976
Municipal obligations	14,019	233	(36)	14,216
Mortgage-backed securities	284,529	4,182	(1,063)	287,648
Adjustable-rate preferred stock	57,486	—	(25,520)	31,966
Debt obligations and structured securities	160,161	—	(44,292)	115,869
Other	13,498	—	(62)	13,436

	$543,644	$4,430	$(70,979)	$477,095

Securities measured at fair value
U.S. Government-sponsored agencies				$2,480
Municipal obligations				111
Mortgage-backed securities				242,647

				$245,238

	December 31, 2007
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
Securities held to maturity	Cost	Gains	(Losses)	Value

Municipal obligations	$7,906	$124	$—	$8,030
Other	1,500	—	—	1,500

	$9,406	$124	$—	$9,530

Securities available for sale
U.S. Government-sponsored agencies	$14,971	$128	$(20)	$15,079
Municipal obligations	14,143	88	(36)	14,195
Mortgage-backed securities	273,368	2,429	(1,507)	274,290
Adjustable-rate preferred stock	51,506	—	(21,796)	29,710
Debt obligations and structured securities	162,855	—	(23,515)	139,340
Other	13,890	—	(150)	13,740

	$530,733	$2,645	$(47,024)	$486,354

Securities measured at fair value
U.S. Government-sponsored agencies				$9,049
Municipal obligations				110
Mortgage-backed securities				228,494
Debt obligations and structured securities				2,787

				$240,440

At March 31, 2008, the combined unrealized loss on our adjustable rate preferred stock and debt and other structured securities portfolios classified as available for sale was $69.8 million, compared with $45.3 million at December 31, 2007. The increase is unrealized losses is generally due to widening interest spreads which began in the third quarter of 2007. During March 2008, the near insolvency of Bear Stearns caused the debt of almost all financial companies to decline in value. This compounded the lack of liquidity for such securities that existed since late 2007. The Company is actively monitoring these portfolios for declines in fair value that are considered other-than-temporary. These combined unrealized losses were not considered as other than temporary as of March 31, 2008.
During the quarter ended March 31, 2008, the Company recorded impairment charges totaling $5.3 million, including $2.2 million related to a security which suffered a significant downgrade and $3.1 million related to an auction-rate leveraged security that was discussed in the Company’s Form 10-K for the year ended December 31, 2007.
Note 5. Loans
The components of the Company’s loan portfolio as of March 31, 2008 and December 31, 2007 are as follows (in thousands):

	March 31,	December 31,
	2008	2007

Construction and land development	$805,464	$806,110
Commercial real estate	1,550,793	1,514,533
Residential real estate	519,614	492,551
Commercial and industrial	808,948	784,378
Consumer	46,234	43,517
Less: net deferred loan fees	(8,421)	(8,080)

	3,722,632	3,633,009

Less:
Allowance for loan losses	(50,839)	(49,305)

	$3,671,793	$3,583,704

Changes in the allowance for loan losses for the three months ended March 31, 2008 and 2007 are as follows (in thousands):

	Three Months Ended
	March 31,
	2008	2007

Balance, beginning	$49,305	$33,551
Acquisitions	—	3,706
Provision charged to operating expense	8,059	441
Recoveries of amounts charged off	103	79
Less amounts charged off	(6,628)	(258)

Balance, ending	$50,839	$37,519

At March 31, 2008, total impaired and non-accrual loans were $51.3 million and $9.8 million, respectively, compared with $35.1 million and $17.9 million at December 31, 2007, respectively. Included in impaired loans were loans past due 90 days or more and still accruing of $3.2 million at March 31, 2008 and $0.8 million at December 31, 2007.
Note 6. Borrowed funds
The Company has a line of credit available from the Federal Home Loan Bank (FHLB). Borrowing capacity is determined based on collateral pledged, generally consisting of securities and loans, at the time of the borrowing. The Company also has borrowings from other sources pledged by securities. A summary of the Company’s borrowings as of March 31, 2008 and December 31, 2007 follows (in thousands):

	March 31,	December 31,
	2008	2007

Short Term
FHLB Advances (weighted average rate is 2008: 2.19% and 2007: 3.30%)	$601,000	$447,600
Other short term debt (weighted average rate is 2008: 4.87% and 2007: 4.83%)	44,380	41,730

Due in one year or less	$645,380	$489,330

Long Term
FHLB Advances (weighted average rate is 2008: 4.77% and 2007: 4.63%)	$41,458	$45,768
Other long term debt (weighted average rate is 8.79%)	9,571	9,601

Due in over one year	$51,029	$55,369

The Company was not in compliance with a loan covenant with a single lending institution. The lending institution waived this requirement as of March 31, 2008. In consideration for waiving the covenant as of March 31, 2008, the line of credit was decreased from $50 million to $40 million.
Note 7. Income Tax Matters
The reasons for the differences between the statutory federal income tax rate and the effective tax rate are summarized as follows:

	March 31,	March 31,
	2008	2007

Computed “expected” tax expense	$1,956	$6,075
Increase (decrease) resulting from:
State income taxes, net of federal benefit	70	179
Dividends received deductions	(147)	(58)
Bank-owned life insurance	(280)	(325)
Tax-exempt income	(125)	(16)
Nondeductible expenses	85	84
Other	(178)	13

	$1,381	$5,952

Note 8. Contingencies
In the normal course of business, the Company is involved in various legal proceedings. In the opinion of management, any liability resulting from such proceedings would not have a material adverse effect on the consolidated financial statements.
Financial Instruments with Off-balance Sheet Risk
A summary of the contract amount of the Company’s exposure to off-balance sheet risk is as follows (in thousands):

	March 31,	December 31,
	2008	2007

Commitments to extend credit, including unsecured loan commitments of $241,298 in 2008 and $230,677 in 2007	$1,157,695	$1,193,522
Credit card commitments and guarantees	30,598	26,507
Standby letters of credit, including unsecured letters of credit of $14,687 in 2008 and $14,543 in 2007	80,402	80,790

	$1,268,695	$1,300,819

Subsequent to the period ended March 31, 2008, the Company entered into an agreement with the Federal Reserve Bank in which certain assets may be pledged as collateral on a borrowing line.
Note 9. Stock-based Compensation
For the three months ended March 31, 2008, 423,625 stock options with a weighted average exercise price of $15.90 per share were granted to certain key employees and directors. The Company estimates the fair value of each option award on the date of grant using a Black-Scholes valuation model. The weighted average grant date fair value of these options was $5.07 per share. These stock options generally have a vesting period of four years and a contractual life of seven years.

As of March 31, 2008 and March 31, 2007, there were 2.6 million options outstanding.
For the three months ended March 31, 2008 and March 31, 2007 the company recognized stock-based compensation expense related to all options of $0.5 million and $0.4 million, respectively.
During the three months ended March 31, 2008, 27,150 shares of restricted stock were also issued. The Company estimates the compensation cost for restricted stock grants based upon the grant date fair value. Generally, these restricted stock grants have a three year vesting period. The weighted average grant date fair value was $0.4 million.
There were approximately 625,000 and 399,000 restricted shares outstanding at March 31, 2008 and 2007, respectively. For the three months ended March 31, 2008 and March 31, 2007 the Company recognized stock-based compensation of $1.7 million and $0.9 million related to the Company’s restricted stock plan.
Note 10. Segment Information
The following is a summary of selected operating segment information as of and for the periods ended March 31, 2008 and 2007:

	Bank	Alliance Bank	Torrey Pines	Alta Alliance	First Independent		Intersegment	Consolidated
(in thousands)	of Nevada	of Arizona	Bank	Bank	Bank	Other	Eliminations	Company

At March 31, 2008:
Assets	$3,098,135	$768,970	$704,157	$102,759	$546,486	$24,779	$(47,983)	$5,197,303
Gross loans and deferred fees	2,229,694	597,063	555,036	45,627	338,212	—	(43,000)	3,722,632
Less: Allowance for loan losses	(32,868)	(7,497)	(5,829)	(416)	(4,229)	—	—	(50,839)

Net loans	2,196,826	589,566	549,207	45,211	333,983	—	(43,000)	3,671,793

Deposits	2,017,709	668,922	452,348	81,567	414,208	—	(4,490)	3,630,264
Stockholders’ equity	313,122	54,066	44,181	21,081	120,702	(59,192)	—	493,960

Number of branches	15	11	7	2	5	—	—	40
Number of full-time employees	490	135	136	30	109	79	—	979

Three Months Ended March 31, 2008:
Net interest income	$27,756	$7,297	$7,623	$817	$4,756	$(1,387)	$—	$46,862
Provision for loan losses	6,041	725	722	39	532	—	—	8,059

Net interest income after provision for loan losses	21,715	6,572	6,901	778	4,224	(1,387)	—	38,803
Gain (loss) on sale of securities	—	158	—	—	3	—	—	161
Mark-to-market gains (losses), net	(9,787)	(166)	(122)	—	—	6,219	—	(3,856)
Noninterest income, excluding								—
securities and fair value gains (losses)	3,313	1,894	592	85	261	2,807	(534)	8,418
Noninterest expense	(15,574)	(6,465)	(6,961)	(1,434)	(3,671)	(4,367)	534	(37,938)

Income (loss) before income taxes	(333)	1,993	410	(571)	817	3,272	—	5,588
Minority interest	—	—	—	—	—	65	—	65
Income tax expense (benefit)	(522)	707	171	(236)	132	1,129	—	1,381

Net income (loss)	$189	$1,286	$239	$(335)	$685	$2,078	$—	$4,142

	Bank of	Alliance Bank	Torrey Pines	Alta Alliance	First Independent		Intersegment	Consolidated
(in thousands)	Nevada	of Arizona	Bank	Bank	Bank	Other	Eliminations	Company

At March 31, 2007:
Assets	$2,913,926	$706,779	$616,526	$63,905	$530,670	$24,425	$(128,587)	$4,727,644
Gross loans and deferred fees	2,122,463	503,777	424,735	12,265	292,797	—	(20,000)	3,336,037
Less: Allowance for loan losses	(23,296)	(5,732)	(4,672)	(113)	(3,706)	—	—	(37,519)

Net loans	2,099,167	498,045	420,063	12,152	289,091	—	(20,000)	3,298,518

Deposits	2,274,568	618,822	519,382	41,131	402,865	—	(7,623)	3,849,145
Stockholders’ equity	347,210	52,859	40,609	23,681	122,748	(75,862)	—	511,245

Number of branches	15	10	6	2	4	—	—	37
Number of full-time employees	538	134	111	30	95	51	—	959

Three Months Ended March 31, 2007:
Net interest income	$28,966	$6,694	$5,856	$379	$—	$(1,039)	$—	$40,856
Provision for loan losses	287	—	121	33	—	—	—	441

Net interest income after provision for loan losses	28,679	6,694	5,735	346	—	(1,039)	—	40,415
Noninterest income	2,922	531	448	82	—	2,353	(475)	5,861
Noninterest expense	(15,053)	(5,399)	(4,324)	(1,323)	—	(3,297)	475	(28,921)

Income before income taxes	16,548	1,826	1,859	(895)	—	(1,983)	—	17,355
Income tax expense	5,510	711	727	(358)	—	(638)	—	5,952

Net income	$11,038	$1,115	$1,132	$(537)	$—	$(1,345)	$—	$11,403

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 and our unaudited consolidated financial statements and related footnotes in the Quarterly Report on Form 10-Q. Unless the context requires otherwise, the terms “Company”, “us”, “we”, and “our” refer to Western Alliance Bancorporation on a consolidated basis.
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
Overview
During the first quarter of 2008, our earnings were challenged by difficult economic conditions in our primary markets and the economic downturn generally, causing heavy reserves to our loan portfolio and write-downs in our securities portfolio. We continue to explore and invest in new and expanded business lines and products, including cash management services, credit cards, wealth management and equipment leasing, and we believe the current economic climate presents our Company with the opportunity to differentiate ourselves from our competitors. Loan growth for the quarter ended March 31, 2008 was $89.6 million, or 2.5%, as compared to $40.0 million, or 1.3% for the same period in 2007. Deposit growth was $83.3 million, including $70.1 million of brokered deposits, or 2.3%, for the three months ended March 31, 2008, compared to $45.9 million, or 1.3% for the same period in 2007. We reported net income of $4.1 million, or $0.14 per diluted share, for the quarter ended March 31, 2008, as compared to $11.4 million, or $0.39 per diluted share, for the same period in 2007. The decrease in earnings is primarily due to an increase of $9.0 million in non-interest expenses related to expansion efforts, a $5.3 million impairment charge on securities and a $7.6 million increase in the provision for loan losses from the previous year. Non-interest income, excluding securities impairment charges and increases in fair value of financial instruments measured at fair value, for the quarter ended March 31, 2008 increased 50.6% from the same period in the prior year due to non-recurring income amounts of $1.1 million as well as increases in trust and investment advisory fees and service charges. Non-interest expense for the quarter ended March 31, 2008 increased 31.2% from the same period in 2007, due primarily to increases in salaries and benefits and occupancy costs caused by the acquisitions of First Independent Bank of Nevada and Shine Investment Advisory Services in 2007, the establishment of the PartnersFirst affinity credit card initiative in 2007 and continued branch expansion during 2007. Branch expansion is expected to be nominal in 2008.
Selected financial highlights are presented in the table below.

Western Alliance Bancorporation and Subsidiaries
Summary Consolidated Financial Data
Unaudited

	At or for the three months
	ended March 31,
	2008	2007	Change %

Selected Balance Sheet Data:
($ in millions)
Total assets	$5,197.3	$4,727.6	9.9
Gross loans, including net deferred fees	3,722.6	3,336.0	11.6
Securities	731.1	630.9	15.9
Federal funds sold and other	59.0	166.8	(64.6)
Deposits	3,630.3	3,849.1	(5.7)
Borrowings	696.4	56.7	1,128.2
Junior subordinated and subordinated debt	116.0	110.4	5.1
Stockholders’ equity	494.0	511.2	(3.4)

Selected Income Statement Data:
($ in thousands)
Interest income	$76,792	$67,313	14.1
Interest expense	29,930	26,457	13.1

Net interest income	46,862	40,856	14.7
Provision for loan losses	8,059	441	1,727.4

Net interest income after provision for loan losses	38,803	40,415	(4.0)
Investment security gains (losses), net	161	284	(43.3)
Derivative gains	43	—	100.0
Securities impairment charges	(5,280)	—	100.0
Unrealized gains (losses) on assets and liabilities measured at fair value, net	1,381	(13)	100.0
Other income, excluding securities and fair value gains (losses)	8,418	5,590	50.6
Non-interest expense	37,938	28,921	31.2

Income before income taxes	5,588	17,355	(67.8)
Minority interest	65	—
Income tax expense	1,381	5,952	(76.8)

Net Income	$4,142	$11,403	(63.7)

Memo: Intangible asset amortization expense, net of tax	$513	$257	99.6

Western Alliance Bancorporation and Subsidiaries
Summary Consolidated Financial Data (Continued)
Unaudited

	At or for the three months
	ended March 31,
	2008	2007	Change %

Common Share Data:
Diluted net income per share	$0.14	$0.39	(65.2)
Book value per share	16.34	17.06	(4.2)
Tangible book value per share (net of tax) (3)	8.36	9.49	(11.9)
Average shares outstanding (in thousands):
Basic	29,544	26,950	9.6
Diluted	30,547	29,181	4.7
Common shares outstanding	30,230	29,963	0.9

Selected Performance Ratios:
Return on average assets	0.33%	1.13%	(70.8)
Return on average tangible assets (4)	0.34	1.16	(70.7)
Return on average stockholders’ equity	3.28	11.17	(70.6)
Return on average tangible stockholders’ equity (5)	6.25	17.11	(63.5)
Net interest margin (1)	4.20	4.58	(8.3)
Net interest spread	3.54	3.40	4.1
Efficiency ratio — tax equivalent basis (2)	68.19	61.96	10.1
Loan to deposit ratio	102.54	86.67	18.3

Selected Capital Ratios:
Tangible Common Equity	5.1%	6.3%	(19.0)
Tier 1 Leverage ratio	7.4	9.2	(19.2)
Tier 1 Risk Based Capital	7.7	8.9	(13.0)
Total Risk Based Capital	10.1	10.8	(6.5)

Selected Asset Quality Ratios:
Net charge-offs to average loans outstanding	0.70%	0.02%	3,400.0
Non-accrual loans to gross loans	0.26	0.05	420.0
Non-accrual loans and OREO to total assets	0.32	0.04	700.0
Loans past due 90 days and still accruing to total loans	0.09	0.08	12.5
Allowance for loan losses to gross loans	1.37	1.12	22.3
Allowance for loan losses to non-accrual loans	518.13%	2113.75%	(75.5)

(1)	Net interest margin represents net interest income as a percentage of average interest-earning assets.

(2)	Efficiency ratio represents noninterest expenses as a percentage of the total of net interest income plus noninterest income (tax equivalent basis).

(3)	Tangible book value per share (net of tax) represents stockholders’ equity less intangibles, adjusted for deferred taxes related to intangibles, as a percentage of the shares outstanding at the end of the period.

(4)	Return on average tangible assets represents net income as a percentage of average total assets less average intangible assets.

(5)	Return on average tangible stockholders’ equity represents net income as a percentage of average total stockholders’ equity less average intangible assets.

Primary Factors in Evaluating Financial Condition and Results of Operations
As a bank holding company, we focus on several factors in evaluating our financial condition and results of operations, including:
•	Return on Average Equity (ROE) and Return on Tangible Average Equity (ROTE);

•	Return on Average Assets (ROA) and Return on Average Tangible Assets (ROTA);

•	Asset Quality;

•	Asset and Deposit Growth; and

•	Operating Efficiency.
Return on Average Equity. Our net income for the three months ended March 31, 2008 decreased 63.7% to $4.1 million compared to $11.4 million for the three months ended March 31, 2007. The decrease in net income was due primarily to a $5.3 million securities impairment charge and a $7.6 million increase to the provision for loan losses caused by challenging economic conditions in our primary markets, partially offset by $1.4 million in gains on financial instruments measured at fair value. Basic earnings per share decreased to $0.14 per share for the three months ended March 31, 2008 compared to $0.42 per share for the same period in 2007. Diluted earnings per share was $0.14 per share for the three month period ended March 31, 2008, compared to $0.39 per share for the same period in 2007. Stockholders’ equity decreased $7.6 million from the quarter ended December 31, 2007 due primarily to a $14.0 million increase in net unrealized losses on available for sale securities, offset by $4.1 million in net income for the quarter ended March 31, 2008. The decrease in net income and equity resulted in an ROE of 3.28% for the three months ended March 31, 2008 compared to 11.17% for the three months ended March 31, 2007. ROTE decreased 63.5% to 6.25%.
Return on Average Assets. Our ROA for the three months ended March 31, 2008 decreased to 0.33% compared to 1.13% for the same period in 2007. The decrease in ROA is primarily due to the decreases in net income discussed above. ROTA decreased to 0.34% from 1.16% for the same period in 2007.
Asset Quality. For all banks and bank holding companies, asset quality plays a significant role in the overall financial condition of the institution and results of operations. We measure asset quality in terms of non-accrual and restructured loans and assets as a percentage of gross loans and assets, and net charge-offs as a percentage of average loans. Net charge-offs are calculated as the difference between charged-off loans and recovery payments received on previously charged-off loans. As of March 31, 2008, impaired loans, including non-accrual loans, were $62.7 million compared to $2.6 million at March 31, 2007. Non-accrual loans as a percentage of gross loans as of March 31, 2008 were 0.26% compared to less than 0.05% as of March 31, 2007. For the three months ended March 31, 2008 and March 31, 2007, net charge-offs as a percentage of average loans were 0.70% and 0.02%, respectively.
Asset Growth. The ability to produce loans and generate deposits is fundamental to our asset growth. Our assets and liabilities are comprised primarily of loans and deposits, respectively. Total assets increased 9.9% to $5.2 billion as of March 31, 2008 from $4.7 billion as of March 31, 2007. Gross loans grew 11.6% to $3.7 billion as of March 31, 2008 from $3.3 billion as of March 31, 2007. Total deposits decreased 5.7% to $3.6 billion as of March 31, 2008 from $3.8 billion as of March 31, 2007.
Operating Efficiency. Operating efficiency is measured in terms of how efficiently income before income taxes is generated as a percentage of revenue. Our tax-equivalent efficiency ratio (non-

interest expenses divided by the sum of net interest income and non interest income, tax adjusted) was 68.2% for the three months ended March 31, 2008, compared to 62.0% for the same period in 2007. The increase was primarily driven by increases in salaries and benefits and occupancy costs associated with the acquisitions of First Independent Bank of Nevada and Shine Investment Advisory Services in 2007, the establishment of the PartnersFirst affinity credit card initiative in 2007 and continued branch expansion during 2007.
Critical Accounting Policies
The Notes to Audited Consolidated Financial Statements for the year ended December 31, 2007 contain a summary of our significant accounting policies, including discussions on recently issued accounting pronouncements, our adoption of them and the related impact of their adoption. We believe that certain of these policies, along with various estimates that we are required to make in recording our financial transactions, are important to have a complete picture of our financial position. In addition, these estimates require us to make complex and subjective judgments, many of which include matters with a high degree of uncertainty. The discussion of these critical accounting policies and significant estimates can be found in Note 1 of the Audited Consolidated Financial Statements filed with the Company’s Annual Report on Form 10-K.
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
The following table sets forth a summary financial overview for the three months ended March 31, 2008 and 2007.

	Three Months Ended
	March 31,
	2008	2007	Increase
	(in thousands, except per share amounts)
Consolidated Statement of Earnings Data:
Interest income	$76,792	$67,313	$9,479
Interest expense	29,930	26,457	3,473

Net interest income	46,862	40,856	6,006
Provision for loan losses	8,059	441	7,618

Net interest income after provision for loan losses	38,803	40,415	(1,612)
Investment security gains, net	161	284	(123)
Derivative gains	43	—	43
Securities impairment charges	(5,280)	—	(5,280)
Net unrealized losses on assets and liabilities measured at fair value	1,381	(13)	1,394
Other income, excluding security and fair value gains/(losses)	8,418	5,590	2,828
Non-interest expense	37,938	28,921	9,017

Net income before income taxes	5,588	17,355	(11,767)
Minority interest	65	—	65
Income tax expense	1,381	5,952	(4,571)

Net income	$4,142	$11,403	$(7,261)

Diluted earnings per share	$0.14	$0.39	$(0.25)

The 63.7% decrease in net income was due primarily to a $5.3 million securities impairment charge and a $7.6 million increase to the provision for loan losses caused by challenging economic conditions in our primary markets, partially offset by $1.6 million in realized and unrealized gains on financial instruments. The increase in net interest income for the three months ended March 31, 2008 over the same period 2007 was the result of an increase in the volume of interest-earning assets, primarily loans.
Net Interest Income and Net Interest Margin. The 14.7% increase in net interest income for the three months ended March 31, 2008 compared to the same period in 2007 was due to an increase in interest income of $9.5 million, reflecting the effect of an increase of $891.0 million in average interest-bearing assets which was funded primarily with an increase of $292.0 million in average deposits and $707.1 million in average short-term borrowings.
The average yield on our interest-earning assets was 6.85% for the three months ended March 31, 2008, compared to 7.52% for the same period in 2007. The decrease in the yield on our interest-earning assets is a result of a decrease in market rates, repricing on our adjustable rate loans, and new loans originated with lower interest rates because of the lower interest rate environment.
The cost of our average interest-bearing liabilities decreased to 3.32% in the three months ended March 31, 2008, from 4.12% in the three months ended March 31, 2007, which is a result of lower rates paid on deposit accounts and borrowings due to a lower interest rate environment.
Average Balances and Average Interest Rates. The tables below set forth balance sheet items on a daily average basis for the three months ended March 31, 2008 and 2007 and present the daily average interest rates earned on assets and the daily average interest rates paid on liabilities for such periods. Non-accrual loans have been included in the average loan balances. Securities include securities available for sale, securities held to maturity and securities carried at market value pursuant to SFAS 159 elections. Yields on tax-exempt securities and loans are computed on a tax equivalent basis.

	Three Months Ended March 31,
($ in thousands)	2008			2007
			Average
	Average		Yield/Cost	Average		Average
	Balance	Interest	(6)	Balance	Interest	Yield/Cost (6)
Earning Assets
Securities:
Taxable	$675,320	$9,750	5.81%	$519,376	$7,050	5.51%
Tax-exempt (1)	75,516	776	6.36%	37,914	445	7.24%

Total securities	750,836	10,526	5.86%	557,290	7,495	5.62%
Federal funds sold	16,725	115	2.77%	39,769	533	5.44%
Loans (1) (2) (3)	3,724,195	65,704	7.10%	3,027,204	59,020	7.91%
Investment in restricted stock	40,825	447	4.40%	17,327	265	6.20%

Total earnings assets	4,532,581	76,792	6.85%	3,641,590	67,313	7.52%
Non-earning Assets
Cash and due from banks	101,319			99,123
Allowance for loan losses	(50,626)			(33,593)
Bank-owned life insurance	88,367			82,386
Other assets	452,608			289,636

Total assets	$5,124,249			$4,079,142

Interest Bearing Liabilities
Sources of Funds
Interest-bearing deposits:
Interest checking	263,576	1,263	1.93%	250,219	1,612	2.61%
Savings and money market	1,575,957	10,641	2.72%	1,383,863	12,945	3.79%
Time deposits	699,658	7,610	4.37%	613,084	7,316	4.84%

Total interest-bearing deposits	2,539,191	19,514	3.09%	2,247,166	21,873	3.95%
Short-term borrowings	916,553	7,580	3.33%	209,490	2,389	4.62%
Long-term debt	52,263	715	5.50%	46,257	516	4.52%
Junior sub. & subordinated debt	122,167	2,121	6.98%	102,046	1,679	6.67%

Total interest-bearing liabilities	3,630,174	29,930	3.32%	2,604,959	26,457	4.12%
Non-interest Bearing Liabilities
Noninterest-bearing demand deposits	965,866			1,037,158
Other liabilities	20,056			22,990
Stockholders’ equity	508,153			414,035

Total liabilities and stockholders’ equity	$5,124,249			$4,079,142

Net interest income and margin (4)		$46,862	4.20%		$40,856	4.58%

Net interest spread (5)			3.54%			3.40%

(1)	Yields, but not interest income, on loans and securities have been adjusted to a tax equivalent basis.

(2)	Net loan fees of $1.3 million and $1.2 million are included in the yield computation for March 31, 2008 and 2007, respectively.

(3)	Includes average non-accrual loans of approximately $13.8 million in 2008 and $1.3 million in 2007.

(4)	Net interest margin is computed by dividing net interest income by total average earning assets.

(5)	Net interest spread represents average yield earned on interest-earning assets less the average rate paid on interest-bearing liabilities.

(6)	Annualized.

Net Interest Income. The table below demonstrates the relative impact on net interest income of changes in the volume of earning assets and interest-bearing liabilities and changes in rates earned and paid by us on such assets and liabilities. For purposes of this table, non-accrual loans have been included in the average loan balances.

	Three Months Ended March 31,
	2008 v. 2007
	Increase (Decrease)
	Due to Changes in (1)
	Volume	Rate	Total
	(in thousands)
Interest on securities:
Taxable	$2,251	$449	$2,700
Tax-exempt	386	(55)	331
Federal funds sold	(158)	(260)	(418)
Loans	12,297	(5,613)	6,684
Other investment	257	(75)	182

Total interest income	15,033	(5,554)	9,479

Interest expense:
Interest checking	64	(413)	(349)
Savings and Money market	1,297	(3,601)	(2,304)
Time deposits	942	(648)	294
Short-term borrowings	5,847	(656)	5,191
Long-term debt	82	117	199
Junior subordinated debt	349	93	442

Total interest expense	8,581	(5,108)	3,473

Net increase	$6,452	$(446)	$6,006

(1)	Changes due to both volume and rate have been allocated to volume changes.

(2)	Changes due to mark-to-market gains/losses under SFAS 159 have been allocated to volume changes.
     Provision for Loan Losses. The provision for loan losses in each period is reflected as a charge against earnings in that period. The provision is equal to the amount required to maintain the allowance for loan losses at a level that, in our judgment, is adequate to absorb probable loan losses inherent in the loan portfolio.
     Our provision for loan losses was $8.1 million for the three months ended March 31, 2008, compared to $0.4 million for the same period in 2007. Factors that impact the provision for loan losses are net charge-offs or recoveries, changes in the size and mix of the loan portfolio, the recognition of changes in current risk factors and specific reserves on impaired loans.

Non-Interest Income. We earn non-interest income primarily through fees related to:
•	Trust and investment advisory services,

•	Services provided to deposit customers, and

•	Services provided to current and potential loan customers.
The following tables present, for the periods indicated, the major categories of non-interest income:

	Three Months Ended
	March 31,		Increase
	2008	2007	(Decrease)
	(in thousands)
Trust and investment advisory services	$2,796	$2,105	$691
Service charges	1,427	1,069	358
Income from bank owned life insurance	800	928	(128)
Other	3,395	1,488	1,907

Total non-interest income, excluding
securities and fair value gains (losses)	$8,418	$5,590	$2,828

The $2.8 million, or 50.6%, increase in non-interest income, excluding net investment securities gains and net unrealized gain/loss on assets and liabilities measured at fair value, from the three months ended March 31, 2007 to the same period in 2008 was due to increases in investment advisory revenues, increases in service-related charges and non-recurring income amounts of approximately $1.1 million.
Assets under management at Miller/Russell and Associates were $1.38 billion at March 31, 2008, down 7.7% from $1.49 billion at March 31, 2007. This decline is due primarily to lower market valuations. At Premier Trust, assets under management increased 30.3% from $251 million to $327 million from March 31, 2007 to March 31, 2008. On July 31, 2007, we acquired a majority interest in Shine Investment Advisory Services. Assets under management were $410 million as of the acquisition date and $408 million on March 31, 2008. Overall growth in assets under management resulted in a 32.8% increase in trust and advisory fee revenue for the three month period ending March 31, 2008 as compared to the three month period ending March 31, 2007.
Service charges increased 33.5%, or $0.4 million from 2007 to 2008, due to higher deposit balances and the growth in our customer base.
Other income increased 128.2%, or $1.9 million from 2007 to 2008, due to the growth of the Company and its operations and non-recurring income amounts of approximately $1.1 million, including a gain on the sale of a foreclosed property of approximately $0.4 million.
Unrealized gains/losses on assets and liabilities measured at fair value. During the three month period ended March 31, 2008, we recognized net unrealized gains on assets and liabilities measured at fair value of $1.4 million. These gains and losses are primarily the result of losses caused by changes in market yields on securities similar to those in our portfolio, offset by a gain on our trust preferred liabilities due to a widening of interest rate spreads. We view the majority of these gains and losses as temporary in nature since the changes in value on most of our financial instruments were not related to a change in credit profile, but rather such gains and losses were the result of fluctuations in market yields.
     Non-Interest Expense. The following table presents, for the periods indicated, the major categories of non-interest expense:

	Three Months Ended
	March 31,		Increase
	2008	2007	(Decrease)
	(in thousands)
Salaries and employee benefits	$21,934	$17,033	$4,901
Occupancy	5,028	4,239	789
Advertising and other business development	2,100	1,462	638
Customer service	1,200	1,323	(123)
Insurance	972	298	674
Legal, professional and director fees	931	1,044	(113)
Intangible amortization	789	257	532
Data processing	769	435	334
Audits and exams	648	531	117
Telephone	401	340	61
Supplies	371	509	(138)
Travel and automobile	338	287	51
Correspondent and wire transfer costs	301	418	(117)
Other	2,156	745	1,411

Total non-interest expense	$37,938	$28,921	$9,017

Non-interest expense grew $9.0 million from the three months ended March 31, 2007 compared to the same period in 2008. This increase is attributable to our overall growth, and specifically to merger and acquisition activity and the opening of new branches. At March 31, 2008, we had 979 full-time equivalent employees compared to 959 at March 31, 2007.
Insurance expense increased $0.7 million from the three months ended March 31, 2007 to the same period in 2008 primarily due to significant FDIC depository insurance rate increases assessed for the 2008 period.
Intangible amortization increased $0.5 million from the three months ended March 31, 2007 to the same period in 2008 as a result of decreases in the estimated amortizable lives of the core deposit intangibles acquired through prior acquisitions.
Other non-interest expense increased, in general, as a result of the growth in assets and operations of our banking subsidiaries, including the acquisitions of First Independent and Shine.

Financial Condition
Total Assets
On a consolidated basis, our total assets as of March 31, 2008 and December 31, 2007 were $5.2 billion and $5.0 billion, respectively. Assets experienced growth from the period ending March 31, 2007 to the period ending March 31, 2008 of $469.7 million, or 9.9%, including loan growth of $386.6 million, or 11.6%.
Loans
Our gross loans including deferred loan fees on a consolidated basis as of March 31, 2008 and December 31, 2007 were $3.7 billion and $3.6 billion, respectively. Our overall growth in loans from December 31, 2007 to March 31, 2008 is a result of targeting quality credit customers in our markets.
The following table shows the amounts of loans outstanding by type of loan at the end of each of the periods indicated.

	March 31,	December 31,
	2008	2007
	(in thousands)
Construction and land development	$805,464	$806,110
Commercial real estate	1,550,793	1,514,533
Residential real estate	519,614	492,551
Commercial and industrial	808,948	784,378
Consumer	46,234	43,517
Less: Net deferred loan fees	(8,421)	(8,080)

Gross loans, net of deferred fees	3,722,632	3,633,009
Less: Allowance for loan losses	(50,839)	(49,305)

	$3,671,793	$3,583,704

Non-Performing Assets
Non-performing assets include loans past due 90 days or more and still accruing interest, non-accrual loans, and other real estate owned, or OREO. In general, loans are placed on non-accrual status when we determine timely recognition of interest to be in doubt due to the borrower’s financial condition and collection efforts. Restructured loans have modified terms to reduce either principal or interest due to deterioration in the borrower’s financial condition. OREO results from loans where we have received physical possession of the borrower’s assets that collateralized the loan.
     Impaired loans are loans for which it is probable that the Company will not be able to collect all amounts due according to the original contractual terms of the loan agreement. Other impaired loans include certain loans for which the original terms have been extended or modified, but which are well collateralized and for which no loss is expected.

     The following table summarizes the loans for which the accrual of interest has been discontinued, loans past due 90 days or more and still accruing interest, restructured loans, other impaired loans and OREO.

	March 31,	December 31,
	2008	2007
	($ in thousands)
Total non-accrual loans	$9,750	$17,873
Loans past due 90 days or more and still accruing	3,235	779

Total non-performing loans	12,985	18,652

Restructured loans	3,706	3,782
Impaired loans acquired through merger	2,720	2,760
Other impaired loans, excluding restructured loans	31,862	9,920

Total impaired loans, including non-performing loans	$51,273	$35,114

Other real estate owned (OREO)	$6,901	$3,412
Non-accrual loans to gross loans	0.26%	0.49%
Loans past due 90 days or more and still accruing to total loans	0.09	0.02
Interest income received on nonaccrual loans	$34	$30
Interest income that would have been recorded under the original terms of the loans	$205	$765
As of March 31, 2008 and December 31, 2007, non-accrual loans totaled $9.8 million and $17.9 million, respectively. Non-accrual loans at March 31, 2008 consisted of 49 loans.
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
Our allowance for loan loss methodology incorporates several quantitative and qualitative risk factors used to establish the appropriate allowance for loan loss at each reporting date. Quantitative factors include our historical loss experience, peer group experience, delinquency and charge-off trends, collateral values, changes in non-performing loans, other factors, and information about individual loans including the borrower’s sensitivity to interest rate movements. Qualitative factors include the economic condition of our operating markets and the state of certain industries. Specific changes in the risk factors are based on perceived risk of similar groups of loans classified by collateral type, purpose and terms. Statistics on local trends, peers, and an internal five-year loss history are also incorporated into the allowance. Due to the credit concentration of our loan portfolio in real estate secured loans, the value of collateral is heavily dependent on real estate values in Nevada, Arizona and California. While management uses the best information available to make its evaluation, future adjustments to the allowance may be necessary if there are significant changes in economic or other conditions. In addition, the Federal Deposit Insurance Corporation, or FDIC, and state banking regulatory agencies, as an integral part of their examination processes, periodically review the Banks allowance for loan losses, and may require us to make additions to the allowance based on their judgment about information available to them at the time of their examinations. Management periodically reviews the assumptions and formulae used in determining the allowance and makes adjustments if required to reflect the current risk profile of the portfolio.
The allowance consists of specific and general components. The specific allowance relates to impaired loans. For such loans that are classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan are lower than the carrying value of that loan, pursuant to SFAS 114, Accounting by Creditors for Impairment of a Loan. The general allowance covers non-impaired loans and is based on historical loss experience adjusted for the various qualitative and quantitative factors listed above, pursuant to SFAS 5, Accounting for Contingencies. Loans graded Watch List/Special Mention and below are individually examined closely to determine the appropriate loan loss reserve.
The following table summarizes the activity in our allowance for loan losses for the period indicated.

	Three months ended
	March 31,
	2008	2007
	($ in thousands)
Allowance for loan losses:
Balance at beginning of period	$49,305	$33,551
Provisions charged to operating expenses	8,059	441
Acquisitions	—	3,706
Recoveries of loans previously charged-off:
Construction and land development	—	—
Commercial real estate	—	—
Residential real estate	—	—
Commercial and industrial	95	71
Consumer	8	8

Total recoveries	103	79
Loans charged-off:
Construction and land development	3,323	—
Commercial real estate	182	—
Residential real estate	970	—
Commercial and industrial	2,084	91
Consumer	69	167

Total charged-off	6,628	258
Net charge-offs	6,525	179

Balance at end of period	$50,839	$37,519

Net charge-offs to average loans outstanding	0.70%	0.02%
Allowance for loan losses to gross loans	1.37	1.12
Net charge-offs totaled $6.6 million for the three months ended March 31, 2008, compared to net charge-offs of $0.2 million during the same period in 2007. The provision for loan losses totaled $8.1 million for the three months ended March 31, 2008, compared to $0.4 million in the three months ended March 31, 2007. The increase in the provision for loan losses is due to an increase in loan charge-offs, changes in the size and mix of the loan portfolio and specific reserves on impaired loans.
Investments
Securities are identified as either held-to-maturity, available-for-sale, or measured at fair value based upon various factors, including asset/liability management strategies, liquidity and profitability objectives, and regulatory requirements. Held-to-maturity securities are carried at cost, adjusted for amortization of premiums or accretion of discounts. Available-for-sale securities are securities that may be sold prior to maturity based upon asset/liability management decisions. Securities identified as available-for-sale are carried at fair value. Unrealized gains or losses on available-for-sale securities are recorded as accumulated other comprehensive income in stockholders equity. Amortization of premiums or accretion of discounts on mortgage-backed securities is periodically adjusted for estimated prepayments. Securities measured at fair value are reported at fair value, with unrealized gains and losses included in current earnings.

We use our investment securities portfolio to ensure liquidity for cash requirements, manage interest rate risk, provide a source of income and to manage asset quality. The carrying value of our investment securities as of March 31, 2008 totaled $731.1 million, compared to $736.1 million at December 31, 2007.
In 2007 and 2008 we maintained a high level of investment in mortgage-backed securities while shifting from U.S. Government agency obligations to higher yielding debt obligations (primarily collateralized debt obligations secured by bank and other financial company trust preferred liabilities) and adjustable rate preferred stock of bank and other financial companies.
The carrying value of our portfolio of investment securities at March 31, 2008 and December 31, 2007 was as follows:

	Carrying Value
	At March 31,	At December 31,
	2008	2007
	(in thousands)
U.S. Treasury securities	$5,984	$—
U.S. Government-sponsored agencies	10,456	24,128
Mortgage-backed obligations	530,295	502,496
State and Municipal obligations	21,617	22,211
Adjustable rate preferred stock	31,966	29,710
Debt obligations and structured securities	115,869	142,127
Other	14,936	15,528

Total investment securities	$731,123	$736,200

At March 31, 2008, the combined unrealized loss on our adjustable rate preferred stock and debt and other structured securities portfolios classified as available for sale was $69.8 million, compared with $45.3 million at December 31, 2007. The increase in unrealized losses is generally due to widening interest spreads which began in the third quarter of 2007. During March 2008, the near insolvency of Bear Stearns caused the debt of almost all financial companies to decline in value. This compounded the lack of liquidity for such securities that existed since late 2007. We are actively monitoring these portfolios for declines in fair value that are considered other-than-temporary. If current market conditions persist, we may have impairment charges against earnings in a future period for declines in securities fair values that are considered other-than-temporary.
During the quarter ended March 31, 2008, we recorded impairment charges totaling $5.3 million, including $2.2 million related to a security which suffered a significant downgrade and $3.1 million related to an auction-rate leveraged security that was discussed in our Form 10-K for the year ended December 31, 2007.
Goodwill
The Company recorded $217.8 million of goodwill from its merger-related activities during 2006 and 2007. In accordance with SFAS No. 141, goodwill is not amortized but rather tested for impairment annually on October 1. Impairment testing consists of comparing the fair value of the acquired reporting units with their carrying amounts, including goodwill. An impairment loss would be recorded to the extent the carrying value of the goodwill exceeds the fair value of the goodwill. At March 31, 2008, the Company’s market capitalization was less than the total shareholders’ equity, which is one factor that is considered when determining goodwill impairment. If current market conditions persist, it is possible that we will have a goodwill impairment charge against earnings in a future period.
Deposits
Deposits have historically been the primary source for funding our asset growth. As of March 31, 2008, total deposits were $3.6 billion, compared to $3.5 billion as of December 31, 2007. Our deposits related to customer relationships increased approximately $13 million, and we acquired third party brokered certificates of deposit totaling approximately $70 million. We do not anticipate utilizing brokered deposits as a significant source of funding in future periods.
Although we expect deposit growth to continue to be the primary source of funding the asset growth of the Company, we are augmenting our liquidity through the use of alternative sources of funding, including overnight and term advances from the Federal Home Loan Bank, repurchase agreements, subordinated debt and lines of credit.
The following table provides the average balances and weighted average rates paid on deposits for the three months ended March 31, 2008.

	Three months ended		Three months ended
	March 31, 2008		March 31, 2007
	Average Balance/Rate		Average Balance/Rate
	($ in thousands)
Interest checking (NOW)	$263,576	1.93%	$250,219	2.61%
Savings and money market	1,575,957	2.72	1,383,863	3.79
Time	699,658	4.37	613,084	4.84

Total interest-bearing deposits	2,539,191	3.09	2,247,166	3.95
Non-interest bearing demand deposits	965,866	—	1,037,158	—

Total deposits	$3,505,057	2.24%	$3,284,324	2.70%

Our customer repurchases declined $50.3 million from December 31, 2007 to March 31, 2008 due primarily to the transfer of customer funds to other products offered by our banks.
Capital Resources
Current risk-based regulatory capital standards generally require banks and bank holding companies to maintain three minimum capital ratios. Tier 1 risk-based capital ratio compares Tier 1 or core capital, which consists principally of common equity, and risk-weighted assets for a minimum ratio of at least 4%. Tier 1 capital ratio compares Tier 1 capital to adjusted total assets for a minimum ratio of at least 4%. Total risk-based capital ratio compares total capital, which consists of Tier 1 capital, certain forms of subordinated debt, a portion of the allowance for loan losses, and preferred stock, to risk-weighted assets for a minimum ratio of at least 8%. Risk-weighted assets are calculated by multiplying the balance in each category of assets by a risk factor, which ranges from zero for cash assets and certain government obligations to 100% for some types of loans, and adding the products together.
The following table provides a comparison of our risk-based capital ratios and leverage ratios to the minimum regulatory requirements as of March 31, 2008.

			Adequately-		Minimum For
			Capitalized		Well-Capitalized
	Actual		Requirements		Requirements
	($ in thousands)
As of March 31, 2008	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total Capital (to Risk Weighted Assets)	468,249	10.1%	369,809	8.0%	462,261	10.0%

Tier I Capital (to Risk Weighted Assets)	357,118	7.7	184,904	4.0	277,356	6.0

Leverage ratio (to Average Assets)	357,118	7.3	195,646	4.0	244,557	5.0
The Company and each of its banking subsidiaries met the well capitalized guidelines under regulatory requirements as of March 31, 2008. The Company is currently pursuing additional subordinated debt financing in order to increase its total capital ratio, and we expect to raise approximately $50 million.
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
There have not been any material changes in the market risk disclosure contained in the Company s Annual Report on Form 10-K for the year ended December 31, 2007.
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

Changes in Internal Control over Financial Reporting
There have not been any changes in the Company s internal control over financial reporting during the quarter ended March 31, 2008, which have materially affected, or are reasonably likely to materially affect, the Company s internal control over financial reporting.
Part II. Other Information
Item 1. Legal Proceedings
There are no material pending legal proceedings, other than ordinary routine litigation incidental to its business, to which Western Alliance or any of its subsidiaries is a party or of which any of their property is the subject.
Item 1A. Risk Factors
See the discussion of our risk factors in the Annual Report on Form 10-K for the year ended December 31, 2007, as filed with the SEC.
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
(b) A summary of our repurchases (in thousands, except average price per share) during the quarter under the $50 million stock repurchase program authorized by our Board of Directors and publicly announced on April 23, 2007, and expiring on December 31, 2008, is as follows:

			Total Shares	Approximate Dollar
			Repurchased as	Value of Shares
	Total Shares	Average Price	Part of Publicly	that May Yet
Period	Repurchased	Per Share	Announced Program	Be Purchased
				$30,960,966
January 1 - January 31	20,000	$17.7480	20,000	30,606,006
February 1 - February 29	—	—	—	30,606,006
March 1 - March 31	—	—	—	30,606,006

Total	20,000	$17.7480	20,000	$30,606,006

(b) None.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Submission of Matters to a Vote of Security Holders
None.
Item 5. Other Information
Not applicable.

Item 6. Exhibits

31.1	CEO Certification Pursuant Rule 13a-14(a)/15d-14(a)

31.2	CFO Certification Pursuant Rule 13a-14(a)/15d-14(a)

32	CEO and CFO Certification Pursuant 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes Oxley Act of 2002

Pursuant to the requirements of section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WESTERN ALLIANCE BANCORPORATION
Date: May 12, 2008	By:	/s/ Robert Sarver
Robert Sarver
President and Chief Executive Officer

Date: May 12, 2008	By:	/s/ Dale Gibbons
Dale Gibbons
Executive Vice President and Chief Financial Officer

Date: May 12, 2008	By:	/s/ Terry A. Shirey
Terry A. Shirey
Controller Principal Accounting Officer

EXHIBIT INDEX

31.1	CEO Certification Pursuant to Rule 13a-14(a)/15d-14(a)

31.2	CFO Certification Pursuant to Rule 13a-14(a)/15d-14(a)

32	CEO and CFO Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.