Form 10-Q
period 2008-06-30
WESTERN ALLIANCE BANCORPORATION
filed 2008-08-11
CIK 1212545

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended June 30, 2008
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
Common Stock Issued and Outstanding: 34,075,758 shares as of July 31, 2008.

Part I. Financial Information
ITEM I. FINANCIAL STATEMENTS
Western Alliance Bancorporation and Subsidiaries
Consolidated Balance Sheets
June 30, 2008 and December 31, 2007
(Unaudited)

	June 30,	December 31,
($ in thousands, except per share amounts)	2008	2007

Assets
Cash and due from banks	$170,341	$104,650
Federal funds sold	10,942	10,979

Cash and cash equivalents	181,283	115,629

Securities held-to-maturity (approximate fair value $94,014 and $9,530, respectively)	94,126	9,406
Securities available-for-sale	398,285	486,354
Securities measured at fair value	129,242	240,440

Gross loans, including net deferred loan fees	3,874,565	3,633,009
Less: Allowance for loan losses	(58,688)	(49,305)

Loans, net	3,815,877	3,583,704

Premises and equipment, net	143,472	143,421
Other real estate owned	6,847	3,412
Bank owned life insurance	89,434	88,061
Investment in restricted stock	41,599	27,003
Accrued interest receivable	18,341	22,344
Deferred tax assets, net	39,359	25,900
Goodwill	217,810	217,810
Other intangible assets, net of accumulated amortization of $5,447 and $3,693, respectively	22,925	24,370
Other assets	20,733	28,242

Total assets	$5,219,333	$5,016,096

Liabilities and Stockholders’ Equity
Liabilities
Noninterest bearing demand deposits	$1,007,596	$1,007,642
Interest bearing deposits:
Demand	263,844	264,586
Savings and money market	1,585,351	1,558,867
Time, $100 and over	622,234	649,351
Other time	174,653	66,476

	3,653,678	3,546,922
Customer repurchase agreements	185,590	275,016
Federal Home Loan Bank advances and other borrowings
One year or less	666,600	489,330
Over one year ($30,811 and $30,768 measured at fair value, repectively)	50,355	55,369
Junior subordinated debt, measured at fair value	54,326	62,240
Subordinated debt	60,000	60,000
Accrued interest payable and other liabilities	23,343	25,701

Total liabilities	4,693,892	4,514,578

Commitments and Contingencies (Note 6)

Stockholders’ Equity
Preferred stock, par value $.0001; shares authorized 20,000,000; no shares issued and outstanding 2007 and 2006	—	—
Common stock, par value $.0001; shares authorized 100,000,000; shares issued and outstanding 2008: 34,058,669; 2007: 30,157,079	3	3
Additional paid-in capital	412,899	377,973
Retained earnings	158,674	152,286
Accumulated other comprehensive loss — net unrealized loss on available-for-sale securities	(46,135)	(28,744)

Total stockholders’ equity	525,441	501,518

Total liabilities and stockholders’ equity	$5,219,333	$5,016,096

See Notes to Unaudited Consolidated Financial Statements.

Western Alliance Bancorporation and Subsidiaries
Consolidated Statements of Income
Three and Six Months Ended June 30, 2008 and 2007
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
($ in thousands, except per share amounts)	2008	2007	2008	2007

Interest income on:
Loans, including fees	$62,817	$67,193	$128,521	$126,213
Securities — taxable	8,074	8,044	17,644	14,939
Securities — nontaxable	328	230	685	288
Dividends — taxable	829	412	1,456	832
Dividends — nontaxable	558	458	977	845
Federal funds sold and other	80	509	195	1,042

Total interest income	72,686	76,846	149,478	144,159

Interest expense on:
Deposits	17,208	25,832	36,722	47,705
Short-term borrowings	5,174	2,677	12,754	5,066
Long-term borrowings	695	639	1,410	1,155
Junior subordinated debt and subordinated debt	1,607	1,872	3,728	3,551

Total interest expense	24,684	31,020	54,614	57,477

Net interest income	48,002	45,826	94,864	86,682
Provision for loan losses	13,152	2,012	21,211	2,453

Net interest income after provision for loan losses	34,850	43,814	73,653	84,229

Other income:
Trust and investment advisory services	2,734	2,137	5,531	4,242
Service charges	1,411	1,167	2,838	2,236
Income from bank owned life insurance	573	960	1,373	1,888
Other	2,234	1,755	5,628	3,242

Noninterest income, excluding securities and fair value gains (losses)	6,952	6,019	15,370	11,608

Investment securities gains (losses), net	56	—	217	284
Derivative gains	764	—	807	—
Securities impairment charges	—	—	(5,280)	—
Unrealized gain/loss on assets and liabilities measured at fair value, net	(113)	(3,766)	1,268	(3,779)

Noninterest income	7,659	2,253	12,382	8,113

Other expense:
Salaries and employee benefits	21,517	18,821	43,451	35,854
Occupancy	5,179	4,872	10,207	9,111
Advertising and other business development	2,373	1,458	4,473	2,920
Data processing	1,437	628	2,206	1,063
Legal, professional and director fees	1,237	1,167	2,168	2,211
Customer service	1,113	1,897	2,313	3,220
Intangible amortization	915	557	1,704	814
Insurance	873	1,095	1,845	1,393
Audits and exams	637	632	1,285	1,163
Supplies	411	510	782	1,019
Telephone	384	361	785	701
Travel and automobile	364	269	702	556
Correspondent and wire transfer costs	334	457	635	875
Merger expenses	—	747	—	747
Other	2,363	803	4,519	1,548

	39,137	34,274	77,075	63,195

Income before income taxes	3,372	11,793	8,960	29,147

Minority interest	55	—	120	—
Income tax expense	902	3,847	2,283	9,798

Net income	$2,415	$7,946	$6,557	$19,349

Earnings per share:
Basic	$0.08	$0.27	$0.22	$0.68

Diluted	$0.08	$0.25	$0.21	$0.63

See Notes to Unaudited Consolidated Financial Statements.

Western Alliance Bancorporation and Subsidiaries
Consolidated Statement of Stockholders’ Equity
Six Months Ended June 30, 2008 (Unaudited)
($ in thousands, except per share amounts)

				Additional		Accumulated Other
	Comprehensive	Common Stock		Paid-in	Retained	Comprehensive
Description	Income (loss)	Shares Issued	Amount	Capital	Earnings	(Loss)	Total

Balance, December 31, 2007		30,157	$3	$377,973	$152,286	$(28,744)	$501,518

Cumulative effect adjustment related to adoption of EITF No. 06-4		—	—	—	(169)	—	(169)
Stock options exercised		78	—	644	—	—	644
Stock-based compensation expense		46	—	4,482	—	—	4,482
Stock repurchases		(20)	—	(356)	—	—	(356)
Stock issued in private placement		3,798	—	30,156	—	—	30,156
Comprehensive income (loss):
Net income	$6,557	—	—	—	6,557	—	6,557
Other comprehensive income (loss)
Unrealized holding losses on securities available-for-sale arising during the period, net of taxes of $11,245	(20,823)
Less reclassification adjustment for impairment losses included in net income, net of taxes of $1,848	3,432

Net unrealized holding losses	(17,391)	—	—	—	—	(17,391)	(17,391)

	$(10,834)

Balance, June 30, 2008		34,059	$3	$412,899	$158,674	$(46,135)	$525,441

See Notes to Unaudited Consolidated Financial Statements.

Western Alliance Bancorporation and Subsidiaries
Consolidated Statements of Cash Flows
Six Months Ended June 30, 2008 and 2007 (Unaudited)

($ in thousands)	2008	2007

Cash Flows from Operating Activities:
Net income	$6,557	$19,349
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	21,211	2,453
Securities impairment charges	5,280	—
Change in fair value of assets and liabilities measured at fair value	(1,268)	3,779
Depreciation and amortization	6,426	4,990
Decrease in accrued interest receivable and other assets	1,351	4,309
Decrease in accrued interest payable and other liabilities	(3,141)	(9,434)
Other, net	7,422	(4,609)

Net cash provided by operating activities	43,838	20,837

Cash Flows from Investing Activities:
Proceeds from maturities of securities	63,829	44,160
Purchases of securities	(104,250)	(205,519)
Proceeds from the sale of securities	114,409	73,100
Net cash received in settlement of acquisition	—	46,029
Net increase in loans made to customers	(253,385)	(95,768)
Purchase of premises and equipment	(4,763)	(19,359)
Proceeds from sale of premises and equipment	20	3,041
(Purchases) liquidations of restricted stock	(14,149)	1,625
Other, net	74	—

Net cash (used in) investing activities	(198,215)	(152,691)

Cash Flows from Financing Activities:
Stock issued in private placement	30,156	—
Net increase in deposits	106,756	13,161
Net proceeds from borrowings	82,786	47,167
Proceeds from exercise of stock options and stock warrants	644	2,565
Stock repurchases	(356)	—
Other, net	45	—

Net cash provided by financing activities	220,031	62,893

Increase (decrease) in cash and cash equivalents	65,654	(68,961)
Cash and Cash Equivalents, beginning of period	115,629	264,880

Cash and Cash Equivalents, end of period	$181,283	$195,919

Supplemental Disclosure of Cash Flow Information
Cash payments for interest	$63,878	$56,673
Cash payments for income taxes	$4,569	$12,410
Supplemental Disclosure of Noncash Investing and Financing Activities
Stock issued in connection with acquisition	$—	$91,304
Transfers of loans to other real estate owned	$6,847	$—
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
Use of estimates in the preparation of financial statements
The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant changes in the near term relate to the determination of the allowance for loan losses; fair value of collateralized debt obligations (CDOs), synthetic CDOs and related embedded derivatives; classification of impaired securities as other-than-temporary; and impairment of goodwill and other intangible assets.
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
Interim financial information
The accompanying unaudited consolidated financial statements as of June 30, 2008 and 2007 have been prepared in condensed format, and therefore do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These statements have been prepared on a basis that is substantially consistent with the accounting principles applied to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2007.

Western Alliance Bancorporation and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
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
Repurchase program
For the six months ended June 30, 2008, the Company repurchased 20,000 shares of common stock on the open market with a weighted average price of $17.75 per share. The Company has the remaining authority to repurchase shares with an aggregate purchase price of $30.6 million under a share repurchase program authorized by the Board of Directors through December 31, 2008. All repurchased shares are retired as soon as is practicable after settlement.
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
In December 2007, the FASB issued SFAS No. 141R, Business Combinations (SFAS 141R), and SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (SFAS 160). These new standards significantly change the accounting for and reporting of business combination transactions and non-controlling interests (previously referred to as minority interests) in consolidated financial statements. These statements are effective for the Company beginning on January 1, 2009. The Company does not expect SFAS 141R and SFAS 160 to have a material impact on the financial statements. These standards will change the Company’s accounting treatment for business combinations on a prospective basis.
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
In June 2008, the FASB issued FASB Staff Position No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities, or FSP No. EITF 03-6-1. FSP No. EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in

Western Alliance Bancorporation and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
computing earnings per share, or EPS, under the two-class method described in paragraphs 60 and 61 of FASB Statement No. 128, Earnings per Share, or SFAS 128. The guidance in this FSP applies to the calculation of EPS under SFAS 128 for share-based payment awards with rights to dividends or dividend equivalents. FSP No. EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. All prior-period EPS data presented should be adjusted retrospectively to conform with the provisions of this FSP. Early application is not permitted. The implementation of this standard will not have an impact on our consolidated financial position or results of operations.
Derivative Financial Instruments
All derivatives are recognized on the balance sheet at their fair value, with changes in fair value reported in current-period earnings. These instruments consist primarily of interest rate swaps.
Note 2. Fair Value Accounting
For the three and six months ended June 30, 2008, gains and losses from fair value changes included in the Consolidated Statement of Income were as follows (in thousands):

	Changes in Fair Values for the Three and Six Month
	Periods Ended June 30, 2008 for Items Measured at Fair
	Value Pursuant to Election of the Fair Value Option
				Total
	Unrealized		Interest	Changes in
	Gain/Loss on		Expense on	Fair Values
	Assets and		Junior	Included in
	Liabilities	Interest	Subordinated	Current-
	Measured at	Income on	Debt and	Period
Description	Fair Value, Net	Securities	Borrowings	Earnings
(Three months ended June 30, 2008)
Securities measured at fair value	$(2,455)	$218	$—	$(2,237)
Junior subordinated debt	1,695	—	85	1,780
Fixed-rate term borrowings	647	—	—	647

	$(113)	$218	$85	$190

(Six months ended June 30, 2008)
Securities measured at fair value	$(6,532)	$555	$—	$(5,977)
Junior subordinated debt	7,843	—	155	7,998
Fixed-rate term borrowings	(43)	—	—	(43)

	$1,268	$555	$155	$1,978

The difference between the aggregate fair value of $54.3 million and the aggregate unpaid principal balance of $66.5 million of junior subordinated debt was $12.2 million at June 30, 2008.
The difference between the aggregate fair value of $30.8 million and the aggregate unpaid principal balance of $30.0 million of fixed-rate term borrowings measured at fair value was $0.8 million at June 30, 2008.
Interest income on securities measured at fair value is accounted for similarly to those classified as available-for-sale and held-to-maturity. As of January 1, 2007, a discount or premium was calculated for

Western Alliance Bancorporation and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
each security based upon the difference between the par value and the fair value at that date. These premiums and discounts are recognized in interest income over the term of the securities. For mortgage-backed securities, estimates of prepayments are considered in the constant yield calculations. Interest expense on junior subordinated debt is also determined under a constant yield calculation.
Fair value on a recurring basis
The Company measures certain assets and liabilities at fair value on a recurring basis, including securities available-for-sale, securities measured at market value and junior subordinated debt. The fair value of these assets and liabilities were determined using the following inputs at June 30, 2008 (in thousands):

		Fair Value Measurements at Reporting Date Using:
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
Description	June 30, 2008	(Level 1)	(Level 2)	(Level 3)

Assets:
Securities available-for-sale	$398,285	$48,848	$338,524	$10,913
Securities measured at fair value	129,242	—	129,242	—
Interest rate swaps	2,330	—	2,330	—

Total	$529,857	$48,848	$470,096	$10,913

Liabilities:
Fixed-rate term borrowings	$30,811	$—	$30,811	$—
Junior subordinated debt	54,326	—	—	54,326
Interest rate swaps	1,685	—	1,685	—

Total	$86,822	$—	$32,496	$54,326

Western Alliance Bancorporation and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
Fair Value Measurements Using
Significant Unobservable Inputs
(Level 3)

	Securities Available-	Securities Measured	Junior Subordinated
	For-Sale	at Fair Value	Debt

Beginning balance January 1, 2008	$115,921	$2,787	$(62,240)
Total gains (losses) (realized/unrealized)
Included in earnings	(5,280)	(2,787)	7,914
Included in other comprehensive income	(17,229)	—	—
Purchases, issuances, and settlements, net	—	—	—
Transfers to held-to-maturity	(82,499)	—	—
Transfers in and/or out of Level 3	—	—	—

Ending balance June 30, 2008	$10,913	$—	$(54,326)

The amount of total gains (losses) for the period included in earnings attributable to the change in unrealized gains (losses) relating to assets and liabilities still held at the reporting date	$(5,280)	$(2,787)	$7,914

Fair value on a nonrecurring basis
Certain assets are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis, but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). The following table presents such assets carried on the balance sheet by caption and by level within the SFAS 157 hierarchy as of June 30, 2008.

Fair Value Measurements Using
Quoted Prices
		in Active	Significant Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)

Impaired loans with specific valuation allowance under SFAS 114	$46,300	$—	$—	$46,300
The specific reserves for collateral dependent impaired loans are based on the fair value of the collateral less estimated costs to sell. The fair value of collateral was determined based on appraisals. In some cases, adjustments were made to the appraised values due to various factors including age of the appraisal, age of comparables included in the appraisal, and known changes in the market and in the collateral. When significant adjustments were based on unobservable inputs, the resulting fair value measurement has been categorized as a Level 3 measurement. These Level 3 impaired loans had an aggregate carrying amount of $59.1 million and specific reserves in the allowance for loan losses of $12.8 million as of June 30, 2008.
Note 3. Earnings Per Share
Diluted earnings per share is based on the weighted average outstanding common shares during each period, including common stock equivalents. Basic earnings per share is based on the weighted average outstanding common shares during the period.

Western Alliance Bancorporation and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
Basic and diluted earnings per share, based on the weighted average outstanding shares, are summarized as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(in thousands, except per share amounts)
Basic:
Net income applicable to common stock	$2,415	$7,946	$6,557	$19,349
Average common shares outstanding	29,759	29,666	29,948	28,308

Earnings per share	$0.08	$0.27	$0.22	$0.68

Diluted:
Net income applicable to common stock	$2,415	$7,946	$6,557	$19,349

Average common shares outstanding	29,759	29,666	29,948	28,308
Stock option adjustment	71	1,091	253	1,113
Stock warrant adjustment	381	959	475	976
Restricted stock adjustment	—	119	—	112

Average common equivalent shares outstanding	30,211	31,835	30,676	30,509

Earnings per share	$0.08	$0.25	$0.21	$0.63

As of June 30, 2008, approximately 2.4 million stock options and 132,000 stock warrants were considered anti-dilutive and excluded for purposes of calculating diluted earnings per share because they were out of the money.
Note 4. Securities
Carrying amounts and fair values of investment securities at June 30, 2008 are summarized as follows (in thousands):

Western Alliance Bancorporation and Subsidiaries
Notes to Unaudited Consolidated Financial Statements

	June 30, 2008
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value

Securities held-to-maturity
Debt obligations and structured securities	$85,986	$1,118	$(1,371)	$85,733
Municipal obligations	6,640	141	—	6,781
Other	1,500	—	—	1,500

	$94,126	$1,259	$(1,371)	$94,014

Securities available-for-sale
U.S. Treasury Securities	$2,994	$1	$—	$2,995
U.S. Government-sponsored agencies	2,500	—	(30)	2,470
Municipal obligations	13,930	108	(43)	13,995
Mortgage-backed securities	284,884	2,929	(2,443)	285,370
Adjustable-rate preferred stock	105,727	—	(36,508)	69,219
Debt obligations and structured securities	18,840	—	(7,889)	10,951
Other	13,638	—	(353)	13,285

	$442,513	$3,038	$(47,266)	$398,285

Securities measured at fair value
U.S. Government-sponsored agencies				$2,408
Municipal obligations				110
Mortgage-backed securities				126,724

				$129,242

	December 31, 2007
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value

Securities held-to-maturity
Municipal obligations	$7,906	$124	$—	$8,030
Other	1,500	—	—	1,500

	$9,406	$124	$—	$9,530

Securities available-for-sale
U.S. Government-sponsored agencies	$14,971	$128	$(20)	$15,079
Municipal obligations	14,143	88	(36)	14,195
Mortgage-backed securities	273,368	2,429	(1,507)	274,290
Adjustable-rate preferred stock	51,506	—	(21,796)	29,710
Debt obligations and structured securities	162,855	—	(23,515)	139,340
Other	13,890	—	(150)	13,740

	$530,733	$2,645	$(47,024)	$486,354

Securities measured at fair value
U.S. Government-sponsored agencies				$9,049
Municipal obligations				110
Mortgage-backed securities				228,494
Debt obligations and structured securities				2,787

				$240,440

Western Alliance Bancorporation and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
As of May 31, 2008, the Company transferred its trust preferred CDO portfolio from available-for-sale to held-to-maturity. The par value and fair value of these securities at the date of transfer were $121.4 million and $85.7 million, respectively. The unrealized losses of $35.7 million on the securities transferred to held-to-maturity remain included in other comprehensive loss and continue to be subject to the other-than-temporary impairment consideration rules of SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities.
Net unrealized losses, net of taxes, increased $17.4 million for the six months ended June 30, 2008 to $46.1 million from $28.7 million at December 31, 2007. The increase in unrealized losses is generally due to widening interest spreads which began in the third quarter of 2007. During March 2008 and thereafter, the near insolvency of Bear Stearns and other financial businesses caused the debt of almost all financial companies to decline in value. This compounded the lack of liquidity for such securities that existed since late 2007. The Company is actively monitoring these portfolios for declines in fair value that are considered other-than-temporary. These combined unrealized losses were not considered as other-than-temporary as of June 30, 2008.
During the six months ended June 30, 2008, the Company recorded impairment charges totaling $5.3 million, including $2.2 million related to a security which suffered a significant downgrade and $3.1 million related to an auction-rate leveraged security that was discussed in the Company’s Form 10-K for the year ended December 31, 2007.
Note 5. Loans
The components of the Company’s loan portfolio as of June 30, 2008 and December 31, 2007 are as follows (in thousands):

	June 30,	December 31,
	2008	2007

Construction and land development	$831,731	$806,110
Commercial real estate	1,624,520	1,514,533
Residential real estate	535,973	492,551
Commercial and industrial	836,962	784,378
Consumer	54,044	43,517
Less: net deferred loan fees	(8,665)	(8,080)

	3,874,565	3,633,009

Less:
Allowance for loan losses	(58,688)	(49,305)

	$3,815,877	$3,583,704

Changes in the allowance for loan losses for the three and six months ended June 30, 2008 and 2007 are as follows (in thousands):

Western Alliance Bancorporation and Subsidiaries
Notes to Unaudited Consolidated Financial Statements

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Balance, beginning	$50,839	$37,519	$49,305	$33,551
Acquisitions	—	83	—	3,789
Provision charged to operating expense	13,152	2,012	21,211	2,453
Recoveries of amounts charged off	196	92	299	171
Less amounts charged off	(5,499)	(2,760)	(12,127)	(3,018)

Balance, ending	$58,688	$36,946	$58,688	$36,946

Information about impaired and nonaccrual loans as of June 30, 2008 and December 31, 2007 is as follows:

	June 30,	December 31,
	2008	2007

Total impaired loans, all with a specific reserve	$59,139	$35,114

Related allowance for loan losses on impaired loans	$12,839	$6,597

Total nonaccrual loans	$44,416	$17,873

Loans past due 90 days or more and still accruing	$3,597	$779

Restructured loans	$5,494	$3,782

Note 6. Borrowed funds
The Company has a line of credit available from the Federal Home Loan Bank (FHLB). Borrowing capacity is determined based on collateral pledged, generally consisting of securities and loans, at the time of the borrowing. The Company also has borrowings from other sources pledged by securities. A summary of the Company’s borrowings as of June 30, 2008 and December 31, 2007 follows (in thousands):

	June 30,	December 31,
	2008	2007

Short Term
FHLB Advances (weighted average rate for 2008 is: 2.19% and 2007: 3.30%)	$646,600	$447,600
Other short term debt (weighted average rate for 2008 is: 5.73% and 2007: 4.17%)	20,000	41,730

Due in one year or less	$666,600	$489,330

Long Term
FHLB Advances (weighted average rate is 2008: 4.77% and 2007: 4.63%)	$40,811	$45,768
Other long term debt (weighted average rate is 8.79%)	9,544	9,601

Due in over one year	$50,355	$55,369

Western Alliance Bancorporation and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
Note 7. Tax Matters
The reasons for the differences between the statutory federal income tax rate and the effective tax rate are summarized as follows:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2008	2007	2008	2007

Computed “expected” tax expense	$1,138	$4,127	$3,094	$10,201
Increase (decrease) resulting from:
State income taxes, net of federal benefits	124	100	194	279
Dividends received deductions	(195)	(224)	(342)	(282)
Bank-owned life insurance	(201)	(336)	(481)	(661)
Tax-exempt income	(113)	(34)	(238)	(50)
Nondeductible expenses	74	29	159	113
Other	75	185	(103)	198

	$902	$3,847	$2,283	$9,798

Note 8. Contingencies
In the normal course of business, the Company is involved in various legal proceedings. In the opinion of management, any liability resulting from such proceedings would not have a material adverse effect on the consolidated financial statements.
Financial instruments with off-balance sheet risk
A summary of the contract amount of the Company’s exposure to off-balance sheet risk is as follows:

	June 30,	December 31,
	2008	2007
	(in thousands)
Commitments to extend credit, including unsecured loan commitments of $234,179 in 2008 and $230,677 in 2007	$1,086,144	$1,193,522
Credit card commitments and guarantees	32,528	26,507
Standby letters of credit, including unsecured letters of credit of $11,330 in 2008 and $14,543 in 2007	62,670	80,790

	$1,181,342	$1,300,819

During the period ended June 30, 2008, the Company entered into an agreement with the Federal Reserve Bank in which certain loans and securities may be pledged as collateral on a borrowing line at up to 75% of the collateral value.
Note 9. Stock-based Compensation
For the six months ended June 30, 2008, 423,625 stock options with a weighted average exercise price of $15.90 per share, were granted to certain key employees and directors. The Company estimates the fair value of each option award on the date of grant using a Black-Scholes valuation model. The weighted

Western Alliance Bancorporation and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
average grant date fair value of these options was $5.07 per share. These stock options generally have a vesting period of four years and a contractual life of seven years.
As of June 30, 2008, there were 2.6 million options outstanding, compared with 2.5 million at June 30, 2007.
For the three and six months ended June 30, 2008, the Company recognized stock-based compensation expense related to all options of $0.5 million and $1.0 million, respectively, as compared to $0.4 million and $0.8 million, respectively, for the three and six months ended June 30, 2007.
For the three and six months ended June 30, 2008, 24,500 and 51,650 shares of restricted stock were issued, respectively. The Company estimates the compensation cost for restricted stock grants based upon the grant date fair value. Generally, these restricted stock grants have a three year vesting period. The estimated grant date fair value of these restricted stock grants was $0.6 million.
There were approximately 595,000 and 427,000 restricted shares outstanding at June 30, 2008 and 2007, respectively. For the three and six months ended June 30, 2008, the Company recognized stock-based compensation of $1.7 million and $3.4 million, respectively, compared to $0.9 million and $1.8 million, respectively, for the three and six months ended June 30, 2007 related to the Company’s restricted stock plan.
Note 10. Segment Information
SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information (“SFAS 131”), provides for the identification of reportable segments on the basis of discreet business units and their financial information to the extent such units are reviewed by an entity’s chief decision maker (which can be an individual or group of management persons).
The Company adjusted its segment reporting composition in the current period in accordance with SFAS 131. The Company’s reporting segments were modified to more accurately reflect the way the Company manages and assesses the performance of the business. The segments were changed to report the banking operations on a state-by-state basis rather than on a per bank basis, as was done in the past, and the Company also created new segments to report the asset management and credit card operations. Previously, the asset management operations were included in “Other” and the credit card operations were included in “Torrey Pines Bank.”
The new structure is segmented as “Nevada” (Bank of Nevada and First Independent Bank of Nevada), “Arizona” (Alliance Bank of Arizona), “California” (Torrey Pines Bank and Alta Alliance Bank), “Asset Management” (Miller/Russell, Premier Trust and Shine), “Credit Card Services” (PartnersFirst) and “Other” (Western Alliance Bancorporation holding company and miscellaneous). Prior period balances were restated to reflect the change.
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
The following is a summary of selected operating segment information as of and for the periods ended June 30, 2008 and 2007:

Western Alliance Bancorporation and Subsidiaries
Notes to Unaudited Consolidated Financial Statements

Operating Segment Results
Unaudited

							Inter-
							segment	Consoli-
				Asset	Credit Card		Elimi-	dated
	Nevada	California	Arizona	Management	Services	Other	nations	Company

($ in thousands)
At June 30, 2008:
Assets	$3,668,728	$863,031	$796,993	$18,386	$20,578	$16,489	$(164,872)	$5,219,333
Gross loans and deferred fees	2,619,691	664,706	618,083	—	15,085	—	(43,000)	3,874,565
Less: Allowance for loan losses	(42,577)	(7,403)	(8,246)	—	(462)	—	—	(58,688)

Net loans	2,577,114	657,303	609,837	—	14,623	—	(43,000)	3,815,877

Deposits	2,388,193	622,761	656,855	—	—	—	(14,131)	3,653,678
Stockholders’ equity	426,309	67,954	54,143	16,685	—	(39,650)	—	525,441

Number of branches	21	9	11	—	—	—	—	41
Number of full-time equivalent employees	598	152	141	44	28	37	—	1,000

(in thousands)
Three Months Ended June 30, 2008:
Net interest income	$32,525	$9,287	$7,345	$16	$15	$(1,186)	$—	$48,002
Provision for loan losses	10,674	1,464	760	—	254	—	—	13,152

Net interest income after provision for loan losses	21,851	7,823	6,585	16	(239)	(1,186)	—	34,850
Gain (loss) on sale of securities	(16)	—	72	—	—	—	—	56
Mark-to-market gains (losses)	(145)	(261)	(639)	—	—	1,696	—	651
Noninterest income, excluding securities and fair value gains (losses)	2,614	496	1,487	2,720	147	361	(873)	6,952
Noninterest expense	(19,606)	(6,410)	(6,169)	(2,164)	(2,901)	(2,760)	873	(39,137)

Income (loss) before income taxes	4,698	1,648	1,336	572	(2,993)	(1,889)	—	3,372
Minority interest	—	—	—	55	—	—	—	55
Income tax expense (benefit)	1,363	690	506	226	(1,245)	(638)	—	902

Net income (loss)	$3,335	$958	$830	$291	$(1,748)	$(1,251)	$—	$2,415

(in thousands)
Six Months Ended June 30, 2008:
Net interest income	$65,037	$17,807	$14,641	$45	$(66)	$(2,600)	$—	$94,864
Provision for loan losses	17,247	2,017	1,485	—	462	—	—	21,211

Net interest income after provision for loan losses	47,790	15,790	13,156	45	(528)	(2,600)	—	73,653
Gain (loss) on sale of securities	(13)	—	230	—	—	—		217
Mark-to-market gains (losses)	(9,932)	(383)	(805)	—	—	7,915	—	(3,205)
Noninterest income, excluding securities and fair value gains (losses)	6,189	1,015	3,381	5,526	302	364	(1,407)	15,370
Noninterest expense	(38,850)	(12,795)	(12,633)	(4,852)	(4,909)	(4,443)	1,407	(77,075)

Income (loss) before income taxes	5,184	3,627	3,329	719	(5,135)	1,236	—	8,960
Minority interest	—	—	—	120	—	—	—	120
Income tax expense (benefit)	973	1,514	1,213	294	(2,133)	422	—	2,283

Net income (loss)	$4,211	$2,113	$2,116	$305	$(3,002)	$814	$—	$6,557

Western Alliance Bancorporation and Subsidiaries
Notes to Unaudited Consolidated Financial Statements

Operating Segment Results (continued)
Unaudited

						Inter-
						segment	Consoli-
				Asset		Elimi-	dated
	Nevada	California	Arizona	Management	Other	nations	Company

($ in thousands)
At June 30, 2007:
Assets	$3,461,076	$682,212	$755,919	$9,180	$10,542	$(172,103)	$4,746,826
Gross loans and deferred fees	2,427,166	457,518	524,256	—	—	(20,000)	3,388,940
Less: Allowance for loan losses	(25,910)	(4,759)	(6,277)	—	—	—	(36,946)

Net loans	2,401,256	452,759	517,979	—	—	(20,000)	3,351,994

Deposits	2,585,591	572,347	662,022	—	—	(4,113)	3,815,847
Stockholders’ equity	477,907	64,544	53,620	8,497	(85,117)	—	519,451

Number of branches	17	8	10	—	—	—	35
Number of full-time equivalent employees	642	147	145	36	30	—	1,000

(in thousands)
Three Months Ended June 30, 2007:
Net interest income	$33,448	$6,649	$7,279	$18	$(1,568)	$—	$45,826
Provision for loan losses	1,318	149	545	—	—	—	2,012

Net interest income after provision for loan losses	32,130	6,500	6,734	18	(1,568)	—	43,814
Gain (loss) on sale of securities	—	—	—	—	—	—	—
Mark-to-market gains (losses)	(2,907)	(419)	(440)	—	—	—	(3,766)
Noninterest income, excluding securities and fair value gains (losses)	3,221	543	611	2,136	—	(492)	6,019
Noninterest expense	(19,603)	(5,862)	(5,842)	(1,792)	(1,667)	492	(34,274)

Income (loss) before income taxes	12,841	762	1,063	362	(3,235)	—	11,793
Income tax expense (benefit)	4,073	376	398	159	(1,159)	—	3,847

Net income (loss)	$8,768	$386	$665	$203	$(2,076)	$—	$7,946

(in thousands)
Six Months Ended June 30, 2007:
Net interest income	$62,414	$12,884	$13,973	$31	$(2,620)	$—	$86,682
Provision for loan losses	1,605	303	545	—	—	—	2,453

Net interest income after provision for loan losses	60,809	12,581	13,428	31	(2,620)	—	84,229
Gain (loss) on sale of securities	(5)	—		—	289	—	284
Mark-to-market gains (losses)	(2,921)	(418)	(440)	—	—	—	(3,779)
Noninterest income, excluding securities and fair value gains (losses)	6,162	1,071	1,142	4,275	(289)	(753)	11,608
Noninterest expense	(34,656)	(11,509)	(11,241)	(3,534)	(3,008)	753	(63,195)

Income (loss) before income taxes	29,389	1,725	2,889	772	(5,628)	—	29,147
Income tax expense (benefit)	9,582	745	1,109	336	(1,974)	—	9,798

Net income (loss)	$19,807	$980	$1,780	$436	$(3,654)	$—	$19,349

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
Overview
During the second quarter of 2008, our earnings continue to be challenged by difficult economic conditions in our primary markets and the economic downturn generally, causing heavy reserves to our loan portfolio and losses in our securities portfolio. We continue to explore and invest in new and expanded business lines and products, including cash management services, credit cards, wealth management and equipment leasing, and we believe the current economic climate presents our Company with the opportunity to differentiate ourselves from our competitors. Loan growth for the quarter ended June 30, 2008 was $151.9 million, or 4.1%, as compared to growth of $52.9 million, or 1.6% for the same period in 2007. Deposit growth was $23.4 million, including $60.0 million of brokered deposits, or 0.6%, for the three months ended June 30, 2008, compared to growth of $33.3 million, or 0.9% for the same period in 2007. We reported net income of $2.4 million, or $0.08 per diluted share, for the quarter ended June 30, 2008, as compared to $7.9 million, or $0.25 per diluted share, for the same period in 2007. The decrease in earnings is primarily due to an increase of $4.9 million in noninterest expenses related to expansion efforts and an $11.1 million increase in the provision for loan losses related to higher historical losses, changes in size and mix of the loan portfolio and increases in specific reserves on impaired loans. Noninterest income, excluding changes in fair value of financial instruments measured at fair value, for the quarter ended June 30, 2008 increased 15.5% from the same period in the prior year due to increases in trust and investment advisory fees, service charges and other revenue. Noninterest expense for the quarter ended June 30, 2008 increased 14.3% from the same period in 2007, due primarily to increases in salaries and benefits and occupancy costs caused by the acquisitions of Shine Investment Advisory Services in 2007, the establishment of the PartnersFirst affinity credit card initiative in 2007 and continued branch expansion during 2007. Branch expansion is expected to be nominal through the remainder of 2008.
Selected financial highlights are presented in the table below.

Western Alliance Bancorporation and Subsidiaries
Summary Consolidated Financial Data
Unaudited

	At or for the three months			For the six months
	ended June 30,			ended June 30,
	2008	2007	Change %	2008	2007	Change %
Selected Balance Sheet Data:
($ in millions)
Total assets	$5,219.3	$4,746.8	10.0%
Gross loans, including net deferred fees	3,874.6	3,388.9	14.3
Securities	621.7	685.6	(9.3)
Federal funds sold	10.9	73.0	(85.1)
Deposits	3,653.7	3,815.8	(4.2)
Customer repurchase agreements	185.6	195.7	(5.2)
Borrowings	717.0	90.8	689.6
Junior subordinated and subordinated debt	114.3	110.2	3.7
Stockholders’ equity	525.4	519.5	1.1

Selected Income Statement Data:
($ in thousands)
Interest income	$72,686	$76,846	(5.4)%	$149,478	$144,159	3.7%
Interest expense	24,684	31,020	(20.4)	54,614	57,477	(5.0)

Net interest income	48,002	45,826	4.7	94,864	86,682	9.4
Provision for loan losses	13,152	2,012	553.7	21,211	2,453	764.7

Net interest income after provision for loan losses	34,850	43,814	(20.5)	73,653	84,229	(12.6)
Gain (loss) on sale of securities	56	—	NA	217	284	(23.6)
Mark-to-market gains (losses)	651	(3,766)	(117.3)	(3,205)	(3,779)	(15.2)
Noninterest income, excluding securities and fair value gains (losses)	6,952	6,019	15.5	15,370	11,608	32.4
Noninterest expense	39,137	34,274	14.2	77,075	63,195	22.0

Income before income taxes	3,372	11,793	(71.4)	8,960	29,147	(69.3)
Minority interest	55	—	NA	120	—	NA
Income tax expense	902	3,847	(76.6)	2,283	9,798	(76.7)

Net Income	$2,415	$7,946	(69.6)	$6,557	$19,349	(66.1)

Memo: Intangible asset amortization expense, net of tax	$595	$557	6.8	$1,108	$814	36.1

Western Alliance Bancorporation and Subsidiaries
Summary Consolidated Financial Data (Continued)
Unaudited

	At or for the three months			For the six months
	ended June 30,			ended June 30,
	2008	2007	Change %	2008	2007	Change %
Common Share Data:
Diluted net income per share	0.08	0.25	(68.0)	0.21	0.63	(66.7)
Book value per share	15.43	17.24	(10.5)
Tangible book value per share, net of tax (3)	8.59	9.73	(11.7)
Average shares outstanding (in thousands):
Basic	29,759	29,666	0.3	29,948	28,308	5.8
Diluted	30,211	31,835	(5.1)	30,676	30,509	0.5
Common shares outstanding	34,059	30,128	13.0

Selected Performance Ratios:
Return on average assets (6)	0.19%	0.68%	(72.1)%	0.26%	0.89%	(70.8)%
Return on average tangible assets (4)(6)	0.20	0.71	(71.8)	0.27	0.93	(71.0)
Return on average stockholders’ equity (6)	1.95	6.15	(68.3)	2.64	8.37	(68.5)
Return on average tangible stockholders’ equity (5)(6)	3.79	10.84	(65.0)	5.07	13.75	(63.1)
Net interest margin (1)(6)	4.25	4.52	(6.0)	4.22	4.55	(7.3)
Net interest spread (6)	3.73	3.42	9.1	3.63	3.41	6.5
Efficiency ratio — tax equivalent basis (2)	70.68	64.23	10.0	69.43	63.16	9.9
Loan to deposit ratio	106.05	88.81	19.4

Capital Ratios:
Tangible Common Equity	5.7%	6.3%	(9.5)%
Tier 1 Leverage ratio	7.9	8.2	(3.7)
Tier 1 Risk Based Capital	8.4	8.9	(5.6)
Total Risk Based Capital	11.0	10.7	2.8

Asset Quality Ratios:
Net charge-offs to average loans outstanding (6)	0.55%	0.31%	77.4%	0.63%	0.18%	250.0%
Nonaccrual loans to gross loans	1.15	0.02	5,650.0
Nonaccrual loans and OREO to total assets	0.98	0.02	4,800.0
Loans past due 90 days and still accruing to total loans	0.09	0.19	(52.6)
Allowance for loan losses to gross loans	1.51	1.09	39.0
Allowance for loan losses to nonaccrual loans	132.13%	5152.86%	(97.4)

(1)	Net interest margin represents net interest income as a percentage of average interest-earning assets.

(2)	Efficiency ratio represents noninterest expenses as a percentage of the total of net interest income plus noninterest income (tax equivalent basis).

(3)	Tangible book value per share (net of tax) represents stockholders’ equity less intangibles, adjusted for deferred taxes related to intangibles, as a percentage of the shares outstanding at the end of the period.

(4)	Return on average tangible assets represents net income as a percentage of average total assets less average intangible assets.

(5)	Return on average tangible stockholders’ equity represents net income as a percentage of average total stockholders’ equity less average intangible assets.

(6)	Annualized
Primary Factors in Evaluating Financial Condition and Results of Operations
As a bank holding company, we focus on several factors in evaluating our financial condition and results of operations, including:
•	Return on Average Equity (ROE) and Return on Tangible Average Equity (ROTE);

•	Return on Average Assets (ROA) and Return on Average Tangible Assets (ROTA);

•	Asset Quality;

•	Asset and Deposit Growth; and

•	Operating Efficiency.
Return on Average Equity. Our net income for the three months ended June 30, 2008 decreased 69.6% to $2.4 million compared to $7.9 million for the three months ended June 30, 2007. The decrease in net income was due primarily to an $11.1 million increase to the provision for loan losses caused by challenging economic conditions in our primary markets, partially offset by a $6.3 million decrease in interest expense due to lower costs of funds. Basic earnings per share decreased to $0.08 per share for the three months ended June 30, 2008 compared to $0.27 per share for the same period in 2007. Stockholders’ equity increased $31.5 million from the quarter ended March 31, 2008 due primarily to a private placement of 3.8 million shares of common stock totaling $30.2 million. Diluted earnings per share was $0.08 per share for the three month period ended June 30, 2008, compared to $0.25 per share for the same period in 2007. The decrease in net income and the increase in equity resulted in an ROE of 1.95% for the three months ended June 30, 2008 compared to 6.15% for the three months ended June 30, 2007. ROTE decreased 65.0% to 3.79% for the three months ended June 30, 2008.
Our net income for the six months ended June 30, 2008 decreased 66.1% to $6.6 million compared to $19.3 million for the six months ended June 30, 2007. Basic earnings per share decreased to $0.22 per share for the six months ended June 30, 2008 compared to $0.68 per share for the same period in 2007. Diluted earnings per share was $0.21 per share for the six month period ended June 30, 2008, compared to $0.63 per share for the same period in 2007. The decrease in net income combined with the increase in equity resulted in an ROE and ROTE of 2.64% and 5.07%, respectively, for the six months ended June 30, 2008 compared to 8.37% and 13.75%, respectively, for the six months ended June 30, 2007.
Return on Average Assets. Our ROA for the three and six months ended June 30, 2008 decreased to 0.19% and 0.26%, respectively, compared to 0.68% and 0.89%, respectively, for the same periods in 2007. The ROTA for the three and six months ended June 30, 2008 decreased to 0.20% and 0.27%, respectively, compared to 0.71% and 0.93%, respectively, for the three and six months ended June 30, 2007. The decreases in ROA and ROTA are primarily due to the decreases in net income as discussed above.
Asset Quality. For all banks and bank holding companies, asset quality plays a significant role in the overall financial condition of the institution and results of operations. We measure asset quality in terms of nonaccrual and restructured loans and assets as a percentage of gross loans and assets, and net charge-offs as a percentage of average loans. Net charge-offs are calculated as the difference between charged-off loans and recovery payments received on previously charged-off loans. As of June 30, 2008, impaired loans, including nonaccrual loans, were $59.1 million compared to $8.0 million at June 30, 2007. Nonaccrual loans as a percentage of gross loans were 1.15% as of June 30, 2008, compared to less than 0.02% as of June 30, 2007. For the three and six months ended June 30, 2008, net charge-offs as a percentage of average loans were 0.55% and 0.63%, respectively. For the same periods in 2007, net charge-offs as a percentage of average loans were 0.31% and 0.18%.
Asset Growth. The ability to produce loans and generate deposits is fundamental to our asset growth. Our assets and liabilities are comprised primarily of loans and deposits, respectively. Total assets increased 10.0% to $5.22 billion as of June 30, 2008 from $4.75 billion as of June 30, 2007. Gross loans grew 14.3% to $3.87 billion as of June 30, 2008 from $3.39 billion as of June 30, 2007. Total deposits decreased 4.2% to $3.65 billion as of June 30, 2008 from $3.82 billion as of June 30, 2007.

Operating Efficiency. Operating efficiency is measured in terms of how efficiently income before income taxes is generated as a percentage of revenue. Our tax-equivalent efficiency ratio (noninterest expenses divided by the sum of net interest income and noninterest income, tax adjusted) was 70.68% for the three months ended June 30, 2008, compared to 64.23% for the same period in 2007. Our tax-equivalent efficiency ratios for the six months ended June 30, 2008 and 2007 were 69.43% and 63.16%, respectively. The increase was primarily driven by increases in salaries and benefits and occupancy costs associated with the acquisitions of First Independent Bank of Nevada and Shine Investment Advisory Services in 2007, the establishment of the PartnersFirst affinity credit card initiative in 2007 and continued branch expansion during 2007.
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
Results of Operations
Our results of operations depend substantially on net interest income, which is the difference between interest income on interest-earning assets, consisting primarily of loans receivable, securities and other short-term investments, and interest expense on interest-bearing liabilities, consisting primarily of deposits and borrowings. Our results of operations are also dependent upon our generation of noninterest income, consisting primarily of income from trust and investment advisory services and banking service fees. Other factors contributing to our results of operations include our provisions for loan losses, gains or losses on sales of securities and income taxes, as well as the level of our noninterest expenses, such as compensation and benefits, occupancy and equipment and other miscellaneous operating expenses.

The following table sets forth a summary financial overview for the three and six months ended June 30, 2008 and 2007:

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2008	2007	Increase	2008	2007	Increase
	(in thousands, except per share amounts)
Consolidated Statement of Earnings Data:
Interest income	$72,686	$76,846	$(4,160)	$149,478	$144,159	$5,319
Interest expense	24,684	31,020	(6,336)	54,614	57,477	(2,863)

Net interest income	48,002	45,826	2,176	94,864	86,682	8,182
Provision for loan losses	13,152	2,012	11,140	21,211	2,453	18,758

Net interest income after provision for loan losses	34,850	43,814	(8,964)	73,653	84,229	(10,576)
Gain (loss) on sale of securities	56	—	56	217	284	(67)
Mark-to-market gains (losses)	651	(3,766)	4,417	(3,205)	(3,779)	574
Noninterest income, excluding securities and fair value gains (losses)	6,952	6,019	933	15,370	11,608	3,762
Noninterest expense	39,137	34,274	4,863	77,075	63,195	13,880

Net income before income taxes	(3,580)	5,774	(9,354)	(6,410)	17,539	(23,949)
Minority interest	55	—	55	120	—	120
Income tax expense	902	3,847	(2,945)	2,283	9,798	(7,515)

Net income	$(4,537)	$1,927	$(6,464)	$(8,813)	$7,741	$(16,554)

Diluted earnings per share	$0.08	$0.25	$(0.17)	$0.21	$0.63	$(0.42)

The 69.6% decrease in net income for the three months ended June 30, 2008 compared to the same period in 2007 was attributable primarily to an $11.1 million increase to the provision for loan losses caused by challenging economic conditions in our primary markets, partially offset by a $6.3 million decrease in interest expense due to lower costs of funds. Net income for the six months ended June 30, 2008 and June 30, 2007 decreased $12.8 million from $19.3 million, which is due to the above mentioned items as well.
Net Interest Income and Net Interest Margin. The 4.7% increase in net interest income for the three months ended June 30, 2008 compared to the same period in 2007 was due to a decrease in interest expense of $6.3 million in excess of the $4.2 million decrease in interest income.
Net interest income for the six months ended June 30, 2008 increased 9.4% over the same period in 2007 due to an increase in interest income of $5.3 million, reflecting the effect of an increase of $689.0 million in average interest-bearing assets which was funded primarily with an increase of $159.3 million in average deposits and $684.9 million in average short-term borrowings and due to a decrease in interest expense of $2.9 million, reflecting the effect of a 1.13% decrease in average costs of funds.
The average yield on our interest-earning assets was 6.41% and 6.63% for the three and six months ended June 30, 2008, respectively, compared to 7.56% and 7.54% for the same periods in 2007. The decrease in the yield on our interest-earning assets is primarily a result of a decrease in market rates, repricing on our adjustable rate loans, and new loans originated with lower interest rates due to the lower interest rate environment.

The cost of our average interest-bearing liabilities decreased to 2.68% and 3.00% in the three and six months ended June 30, 2008, respectively, from 4.14% and 4.13% in the three and six months ended June 30, 2007, respectively, which is a result of lower rates paid on deposit accounts and borrowings due to a lower interest rate environment.
Average Balances and Average Interest Rates. The tables below set forth balance sheet items on a daily average basis for the three and six months ended June 30, 2008 and 2007 and present the daily average interest rates earned on assets and the daily average interest rates paid on liabilities for such periods. Nonaccrual loans have been included in the average loan balances. Securities include securities available-for-sale, securities held-to-maturity and securities carried at market value pursuant to SFAS 159 elections. Yields on tax-exempt securities and loans are computed on a tax equivalent basis.

	Three Months Ended June 30,
	2008			2007
			Average			Average
	Average		Yield/Cost	Average		Yield/Cost
($ in thousands)	Balance	Interest	(6)	Balance	Interest	(6)
Earning Assets
Securities:
Taxable	$611,134	$8,281	5.45%	$589,735	$8,251	5.61%

Tax-exempt (1)	78,910	886	6.95%	52,315	688	8.00%
Total securities	690,044	9,167	5.62%	642,050	8,939	5.81%
Federal funds sold and other	14,279	80	2.25%	36,034	509	5.67%
Loans (1) (2) (3)	3,840,060	62,817	6.58%	3,402,596	67,193	7.92%
Investment in restricted stock	42,757	622	5.85%	16,986	205	4.84%

Total earnings assets	4,587,140	72,686	6.41%	4,097,666	76,846	7.56%
Non-earning Assets
Cash and due from banks	104,619			104,976
Allowance for loan losses	(53,535)			(37,792)
Bank-owned life insurance	89,108			85,566
Other assets	473,269			405,603
Total assets	$5,200,601			$4,656,019

Interest Bearing Liabilities
Sources of Funds
Interest-bearing deposits:
Interest checking	264,458	967	1.47%	269,838	1,663	2.47%
Savings and money market	1,584,594	8,790	2.23%	1,646,757	15,715	3.83%
Time deposits	788,845	7,451	3.80%	692,653	8,454	4.90%

Total interest-bearing deposits	2,637,897	17,208	2.62%	2,609,248	25,832	3.97%
Short-term borrowings	895,181	5,174	2.32%	241,415	2,677	4.45%
Long-term debt	51,004	695	5.48%	47,786	639	5.36%
Junior sub. and subordinated debt	116,003	1,607	5.57%	110,301	1,872	6.81%

Total interest-bearing liabilities	3,700,085	24,684	2.68%	3,008,750	31,020	4.14%
Noninterest-Bearing Liabilities
Noninterest-bearing demand deposits	976,066			1,106,755
Other liabilities	26,936			22,284
Stockholders’ equity	497,514			518,230

Total liabilities and stockholders’ equity	$5,200,601			$4,656,019

Net interest income and margin (4)		$48,002	4.25%		$45,826	4.52%

Net interest spread (5)			3.73%			3.42%

(1)	Yields on loans and securities have been adjusted to a tax equivalent basis.

(2)	Net loan fees of $1.5 million and $1.7 million are included in the yield computation for June 30, 2008 and 2007, respectively.

(3)	Includes average nonaccrual loans of $27,084 in 2008 and $1,503 in 2007.

(4)	Net interest margin is computed by dividing net interest income by total average earning assets.

(5)	Net interest spread represents average yield earned on interest-earning assets less the average rate paid on interest-bearing liabilities.

(6)	Annualized.

	Six Months Ended June 30,
	2008			2007
			Average			Average
	Average		Yield/Cost	Average		Yield/Cost
($ in thousands)	Balance	Interest	(6)	Balance	Interest	(6)
Earning Assets
Securities:
Taxable	$643,227	$17,995	5.63%	$554,778	$15,290	5.56%
Tax-exempt (1)	77,213	1,662	6.66%	45,126	1,133	7.69%

Total securities	720,440	19,657	5.74%	599,904	16,423	5.72%
Federal funds sold and other	15,502	195	2.53%	37,891	1,042	5.55%
Loans (1) (2) (3)	3,782,127	128,521	6.83%	3,215,937	126,213	7.91%
Investment in restricted stock	41,791	1,105	5.32%	17,155	481	5.65%

Total earnings assets	4,559,860	149,478	6.63%	3,870,887	144,159	7.54%
Non-earning Assets
Cash and due from banks	102,969			102,066
Allowance for loan losses	(52,081)			(35,704)
Bank-owned life insurance	88,737			83,985
Other assets	462,940			347,939

Total assets	$5,162,425			$4,369,173

Interest Bearing Liabilities
Sources of Funds
Interest-bearing deposits:
Interest checking	264,017	2,231	1.70%	260,082	3,275	2.54%
Savings and money market	1,580,276	19,431	2.47%	1,516,035	28,660	3.81%
Time deposits	744,252	15,060	4.07%	653,088	15,770	4.87%

Total interest-bearing deposits	2,588,545	36,722	2.85%	2,429,205	47,705	3.96%
Short-term borrowings	905,850	12,754	2.83%	225,029	5,066	4.54%
Long-term debt	51,650	1,410	5.49%	47,537	1,155	4.90%
Junior sub. and subordinated debt	119,085	3,728	6.30%	106,197	3,551	6.74%

Total interest-bearing liabilities	3,665,130	54,614	3.00%	2,807,968	57,477	4.13%
Noninterest Bearing Liabilities
Noninterest-bearing demand deposits	970,966			1,072,149
Other liabilities	23,495			22,635
Stockholders’ equity	502,834			466,421

Total liabilities and stockholders’ equity	$5,162,425			$4,369,173

Net interest income and margin (4)		$94,864	4.22%		$86,682	4.55%

Net interest spread (5)			3.63%			3.41%

(1)	Yields on loans and securities have been adjusted to a tax equivalent basis.

(2)	Net loan fees of $2.9 million are included in the yield computation for June 30, 2008 and 2007, respectively.

(3)	Includes average nonaccrual loans of $24,013 in 2008 and $1,321 in 2007.

(4)	Net interest margin is computed by dividing net interest income by total average earning assets.

(5)	Net interest spread represents average yield earned on interest-earning assets less the average rate paid on interest-bearing liabilities.

(6)	Annualized.

Net Interest Income. The table below demonstrates the relative impact on net interest income of changes in the volume of earning assets and interest-bearing liabilities and changes in rates earned and paid by us on such assets and liabilities. For purposes of this table, nonaccrual loans have been included in the average loan balances.

	Three Months Ended June 30,			Six Months Ended June 30,
	2008 v. 2007			2008 v. 2007
	Increase (Decrease)			Increase (Decrease)
	Due to Changes in (1)(2)			Due to Changes in (1)(2)
	Volume	Rate	Total	Volume	Rate	Total
	(in thousands)
Interest on securities:
Taxable	$290	$(260)	$30	$2,474	$231	$2,705
Tax-exempt	299	(101)	198	691	(162)	529
Federal funds sold	(122)	(307)	(429)	(282)	(565)	(847)
Loans	7,156	(11,532)	(4,376)	19,240	(16,932)	2,308
Other investment	375	42	417	651	(27)	624

Total interest income	7,998	(12,158)	(4,160)	22,774	(17,455)	5,319

Interest expense:
Interest checking	(20)	(676)	(696)	33	(1,077)	(1,044)
Savings and Money market	(345)	(6,580)	(6,925)	790	(10,019)	(9,229)
Time deposits	909	(1,912)	(1,003)	1,845	(2,555)	(710)
Short-term borrowings	3,779	(1,282)	2,497	9,586	(1,898)	7,688
Long-term debt	44	12	56	112	143	255
Junior subordinated debt	79	(344)	(265)	403	(226)	177

Total interest expense	4,446	(10,782)	(6,336)	12,769	(15,632)	(2,863)

Net increase	$3,552	$(1,376)	$2,176	$10,005	$(1,823)	$8,182

(1)	Changes due to both volume and rate have been allocated to volume changes.

(2)	Changes due to mark-to-market gains/(losses) under SFAS 159 have been allocated to volume changes.
Provision for Loan Losses. The provision for loan losses in each period is reflected as a charge against earnings in that period. The provision is equal to the amount required to maintain the allowance for loan losses at a level that, in our judgment, is adequate to absorb probable loan losses inherent in the loan portfolio.

Our provision for loan losses was $13.2 million and $21.2 million for the three and six months ended June 30, 2008, respectively, compared to $2.0 million and $2.5 million for the same periods in 2007. Factors that impact the provision for loan losses are net charge-offs or recoveries, changes in the size and mix of the loan portfolio, the recognition of changes in current risk factors and specific reserves on impaired loans.
Noninterest Income. We earn noninterest income primarily through fees related to:
•	Trust and investment advisory services,

•	Services provided to deposit customers, and

•	Services provided to current and potential loan customers.
The following tables present, for the periods indicated, the major categories of noninterest income:

	Three Months Ended		Six Months Ended
	June 30,		Increase	June 30,		Increase
	2008	2007	(Decrease)	2008	2007	(Decrease)
	(in thousands)
Trust and investment advisory services	$2,734	$2,137	$597	$5,531	$4,242	$1,289
Service charges	1,411	1,167	244	2,838	2,236	602
Income from bank owned life insurance	573	960	(387)	1,373	1,888	(515)
Other	2,234	1,755	479	5,628	3,242	2,386

Non-interest income, excluding securities and fair value gains (losses)	$6,952	$6,019	$933	$15,370	$11,608	$3,762

The $0.9 million and $3.8 million, or 15.5% and 32.4%, respectively, increases in noninterest income excluding net investment securities gains and net unrealized gain/loss on assets and liabilities measured at fair value, from the three and six months ended June 30, 2007 to the same periods in 2008 was due to increases in investment advisory revenues, increases in service-related charges and other revenue.
Assets under management at Miller/Russell and Associates were $1.31 billion at June 30, 2008, down 17.1% from $1.58 billion at June 30, 2007. At Premier Trust, assets under management increased 26.6% from $259 million to $328 million from June 30, 2007 to June 30, 2008. On July 31, 2007, we acquired a majority interest in Shine Investment Advisory Services. Assets under management were $410 million as of the acquisition date and $403 million on June 30, 2008. This growth resulted in 28.0% and 30.4% increases, respectively, in trust and advisory fee revenue for the three and six month periods ending June 30, 2008, as compared to the three and six month periods ending June 30, 2007.
Service charges increased 20.9% and 26.9% or $0.2 million and $0.6 million, respectively, from the three and six months ended June 30, 2007 to the same periods in 2008 due to higher deposit balances and the growth in our customer base.

Other income increased 27.3% and 73.6% from the three and six months ended June 30, 2007 to the same periods in 2008 due primarily to the growth of the company and its operations, as well as non-recurring income amounts of approximately $1.1 million, including a gain on the sale of a foreclosed property of approximately $0.4 million.
Unrealized gains/losses on assets and liabilities measured at fair value. During the three and six month periods ended June 30, 2008, we recognized net unrealized losses of $0.1 million and net unrealized gains of $1.3 million, respectively, on assets and liabilities measured at fair value. These gains and losses are primarily the result of losses caused by changes in market yields on securities similar to those in our portfolio, offset by a gain on our trust preferred liabilities due to a widening of interest rate spreads. We view the majority of these gains and losses as temporary in nature since the changes in value on most of our financial instruments were not related to a change in credit profile, but rather such gains and losses were the result of fluctuations in market yields.
Noninterest Expense. The following table presents, for the periods indicated, the major categories of noninterest expense:

	Three Months Ended			Six Months Ended
	June 30,		Increase	June 30,		Increase
	2008	2007	(Decrease)	2008	2007	(Decrease)
	(in thousands)
Salaries and employee benefits	$21,517	$18,821	$2,696	$43,451	$35,854	$7,597
Occupancy	5,179	4,872	307	10,207	9,111	1,096
Advertising and other business development	2,373	1,458	915	4,473	2,920	1,553
Data processing	1,437	628	809	2,206	1,063	1,143
Legal, professional and director fees	1,237	1,167	70	2,168	2,211	(43)
Customer service	1,113	1,897	(784)	2,313	3,220	(907)
Intangible amortization	915	557	358	1,704	814	890
Insurance	873	1,095	(222)	1,845	1,393	452
Audits and exams	637	632	5	1,285	1,163	122
Supplies	411	510	(99)	782	1,019	(237)
Telephone	384	361	23	785	701	84
Travel and automobile	364	269	95	702	556	146
Correspondent and wire transfer costs	334	457	(123)	635	875	(240)
Merger expenses	—	747	(747)	—	747	(747)
Other	2,363	803	1,560	4,519	1,548	2,971

	$39,137	$34,274	$4,863	$77,075	$63,195	$13,880

Noninterest expense grew $4.9 million and $13.9 million, respectively, from the three and six months ended June 30, 2007 to the same periods in 2008. These increases are attributable to our overall growth, and specifically to merger and acquisition activity and the opening of new branches. At June 30, 2008 and at June 30, 2007, we had 1,000 full-time equivalent employees.
Intangible amortization increased $0.4 million and $0.9 million, respectively, from the three months and six months ended June 30, 2007 to the same periods in 2008 as a result of decreases in the estimated amortizable lives of the core deposit intangibles acquired through prior acquisitions.

Other noninterest expense increased, in general, as a result of the growth in assets and operations of our banking subsidiaries, including the acquisitions of First Independent and Shine.
Financial Condition
Total Assets
On a consolidated basis, our total assets as of June 30, 2008 and December 31, 2007 were $5.22 billion and $5.02 billion, respectively. Assets experienced growth from the period ending June 30, 2007 to the period ending June 30, 2008 of $472.5 million, or 10.0%, including loan growth of $485.6 million, or 14.3%.
Loans
Our gross loans including deferred loan fees on a consolidated basis as of June 30, 2008 and December 31, 2007 were $3.87 billion and $3.63 billion, respectively. Our overall growth in loans from December 31, 2007 to June 30, 2008 is a result of targeting quality credit customers in our markets.
The following table shows the amounts of loans outstanding by type of loan at the end of each of the periods indicated.

	June 30,	December 31,
	2008	2007
	(in thousands)
Construction and land development	$831,731	$806,110
Commercial real estate	1,624,520	1,514,533
Residential real estate	535,973	492,551
Commercial and industrial	836,962	784,378
Consumer	54,044	43,517
Net deferred loan fees	(8,665)	(8,080)

Gross loans, net of deferred fees	3,874,565	3,633,009
Less: Allowance for loan losses	(58,688)	(49,305)

	$3,815,877	$3,583,704

Non-Performing Assets
Non-performing assets include loans past due 90 days or more and still accruing interest, nonaccrual loans, and other real estate owned, or OREO. In general, loans are placed on nonaccrual status when we determine timely recognition of interest to be in doubt due to the borrower’s financial condition and collection efforts. Restructured loans have modified terms to reduce either principal or interest due to deterioration in the borrower’s financial condition. OREO results from loans where we have received physical possession of the borrower’s assets that collateralized the loan.

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

	June 30,	December 31,
	2008	2007
	($ in thousands)
Total nonaccrual loans	$44,416	$17,873
Loans past due 90 days or more and still accruing	3,597	779

Total nonperforming loans	48,013	18,652

Restructured loans	5,494	3,782
Impaired loans acquired through merger	767	2,760
Other impaired loans, excluding restructured loans	4,865	9,920

Total impaired loans, including nonperforming loans	$59,139	$35,114

Other real estate owned (OREO)	$6,847	$3,412
Nonaccrual loans to gross loans	1.15%	0.49%
Loans past due 90 days or more and still accruing to total loans	0.09	0.02
Interest income received on nonaccrual loans	$247	$30
Interest income that would have been recorded under the original terms of the loans	$417	$765
As of June 30, 2008 and December 31, 2007, nonaccrual loans totaled $44.4 million and $17.9 million, respectively. Nonaccrual loans at June 30, 2008 consisted of 63 loans.
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

The following table summarizes the activity in our allowance for loan losses for the period indicated.

	Three months ended		Six months ended
	June 30,		June 30,
	2008	2007	2008	2007
	($ in thousands)
Allowance for loan losses:
Balance at beginning of period	$50,839	$37,519	$49,305	$33,551
Acquisitions	—	83	—	3,789
Provisions charged to operating expenses	13,152	2,012	21,211	2,453
Recoveries of loans previously charged-off:
Construction and land development	—	—	—	—
Commercial real estate	—	—	—	—
Residential real estate	—	—	—	—
Commercial and industrial	192	83	287	154
Consumer	4	9	12	17

Total recoveries	196	92	299	171
Loans charged-off:
Construction and land development	1,082	—	4,405	—
Commercial real estate	—	—	182	—
Residential real estate	1,528	—	2,498	—
Commercial and industrial	2,705	2,727	4,789	2,818
Consumer	184	33	253	200

Total charged-off	5,499	2,760	12,127	3,018
Net charge-offs	5,303	2,668	11,828	2,847

Balance at end of period	$58,688	$36,946	$58,688	$36,946

Net charge-offs to average loans outstanding	0.55%	0.31%	0.63%	0.18%
Allowance for loan losses to gross loans	1.51	1.09
Net charge-offs totaled $5.3 million and $2.7 million for the three months ended June 30, 2008 and 2007, respectively. For the six months ended June 30, 2008 and 2007, net charge-offs totaled $11.8 million and $2.8 million, respectively. The provision for loan losses totaled $13.2 million and $21.2 million for the three and six months ended June 30, 2008, respectively, compared to $2.0 million and $2.5 million for the same periods in 2007. The increase in the provision for loan losses is due to higher historical losses, changes in size and mix of the loan portfolio and increases in specific reserves on impaired loans.
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

We use our investment securities portfolio to ensure liquidity for cash requirements, manage interest rate risk, provide a source of income and to manage asset quality. The carrying value of our investment securities as of June 30, 2008 totaled $621.7 million, compared to $736.2 million at December 31, 2007.
In 2007 and 2008 we maintained a high level of investment in mortgage-backed securities while shifting from U.S. Government agency obligations to higher yielding debt obligations (primarily collateralized debt obligations secured by bank and other financial company trust preferred liabilities) and adjustable rate preferred stock of bank and other financial companies.
The carrying value of our portfolio of investment securities at June 30, 2008 and December 31, 2007 was as follows:

	Carrying Value
	At June 30,	At December 31,
	2008	2007
	(in thousands)
U.S. Treasury securities	$2,995	$—
U.S. Government-sponsored agencies	4,878	24,128
Mortgage-backed obligations	412,094	502,784
State and Municipal obligations	20,745	22,211
Adjustable rate preferred stock	69,219	29,710
Debt obligations and structured securities	96,937	142,127
Other	14,785	15,240

Total investment securities	$621,653	$736,200

As of May 31, 2008, the Company transferred its trust preferred CDO portfolio from available-for-sale to held-to-maturity. The Company considers the held-to-maturity classification to be more appropriate because it has the ability and the intent to hold these securities to maturity. The par value and fair value of these securities at the date of transfer were $121.4 million and $85.7 million, respectively. The unrealized losses of $35.7 million on the securities transferred to held-to-maturity remain in other comprehensive loss and continue to be subject to the other-than-temporary impairment consideration rules of SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities.
Net unrealized losses, net of taxes, increased $17.4 million for the six months ended June 30, 2008 to $46.1 million from $28.7 million at December 31, 2007. The increase in unrealized losses is generally due to widening interest spreads which began in the third quarter of 2007. During March 2008, the near insolvency of Bear Stearns caused the debt of almost all financial companies to decline in value. This compounded the lack of liquidity for such securities that existed since late 2007. We are actively monitoring these portfolios for declines in fair value that are considered other-than-temporary. If current market conditions persist, we may have impairment charges against earnings next quarter for declines in securities fair values that are considered other-than-temporary.

During the six months ended June 30, 2008, we recorded impairment charges totaling $5.3 million, including $2.2 million related to a security which suffered a significant downgrade and $3.1 million related to an auction-rate leveraged security that was discussed in our Form 10-K for the year ended December 31, 2007.
Goodwill
The Company recorded $217.8 million of goodwill from its merger-related activities during 2006 and 2007. In accordance with SFAS No. 141, goodwill is not amortized but rather tested for impairment annually on October 1. Impairment testing consists of comparing the fair value of the acquired reporting units with their carrying amounts, including goodwill. An impairment loss would be recorded to the extent the carrying value of the goodwill exceeds the fair value of the goodwill. At June 30, 2008, the Company’s market capitalization was less than the total shareholders’ equity, which is one factor that is considered when determining goodwill impairment. If current market conditions persist, it is possible that we will have a goodwill impairment charge against earnings in a future period.
Deposits
Deposits have historically been the primary source for funding our asset growth. As of June 30, 2008, total deposits were $3.65 billion, compared to $3.55 billion as of December 31, 2007. Our deposits related to customer relationships increased approximately $47 million, and we acquired third party brokered certificates of deposit totaling approximately $60 million. We do not anticipate utilizing brokered deposits as a significant source of funding in future periods.
Although we expect deposit growth to continue to be the primary source of funding the asset growth of the Company, we anticipate augmenting our liquidity through the use of alternative sources of funding, including overnight and term advances from the Federal Home Loan Bank and Federal Reserve Bank, repurchase agreements, subordinated debt and lines of credit.

The following table provides the average balances and weighted average rates paid on deposits for the three and six months ended June 30, 2008:

	Three months ended		Six months ended
	June 30, 2008		June 30, 2008
	Average Balance/Rate		Average Balance/Rate
	($ in thousands)
Interest checking (NOW)	$264,458	1.47%	$264,017	1.70%
Savings and money market	1,584,594	2.23	1,580,276	2.47
Time	788,845	3.80	744,252	4.07

Total interestbearing deposits	2,637,897	2.62	2,588,545	2.85
Noninterest bearing demand deposits	976,066	—	970,966	—

Total deposits	$3,613,963	1.91%	$3,559,511	2.08%

Our customer repurchases declined $89.4 million from December 31, 2007 to June 30, 2008 due primarily to the transfer of customer funds to other products offered by our banks.
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

The following table provides a comparison of our risk-based capital ratios and leverage ratios to the minimum regulatory requirements as of June 30, 2008.

			Adequately-		Minimum For
			Capitalized		Well-Capitalized
	Actual		Requirements		Requirements
			($ in thousands)
As of June 30, 2008	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to Risk Weighted Assets)	$508,597	11.0	$370,549	8.0	$463,186	10.0

Tier I Capital (to Risk Weighted Assets)	$390,600	8.4	$185,274	4.0	$277,912	6.0

Leverage ratio (to Average Assets)	$390,600	7.9	$198,703	4.0	$248,378	5.0
The Company and each of its banking subsidiaries met the “well capitalized” guidelines under regulatory requirements as of June 30, 2008. The increases in our capital ratios for the quarter ended June 30, 2008, are primarily due to a private placement of 3.8 million shares of common stock to a limited number of accredited investors. Of the shares sold, approximately 45 percent were purchased by a total of 40 directors and officers of the Company and its subsidiaries. The issue was priced after the close of business on Tuesday, June 24, 2008 at $7.94 per share for an aggregate offering price of $30.2 million.
Segment Reporting
The Company adjusted its segment reporting composition in the current period in accordance with SFAS 131. We modified our reporting segments to more accurately reflect the way we manage and assess the performance of our business. We changed our segments to report our banking operations on a state-by-state basis rather than on a per bank basis, as we had done in the past, and we also created new segments to report our asset management and credit card operations. Previously, our asset management operations were included in “Other” and our credit card operations were included in “Torrey Pines Bank.”
The new structure is segmented as “Nevada” (Bank of Nevada and First Independent Bank of Nevada), “Arizona” (Alliance Bank of Arizona), “California” (Torrey Pines Bank and Alta Alliance Bank), “Asset Management” (Miller/Russell, Premier Trust and Shine), “Credit Card Services” (PartnersFirst) and “Other” (Western Alliance Bancorporation holding company and miscellaneous). Prior period balances were restated to reflect the change.
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
There have not been any material changes in the market risk disclosure contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.
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
Changes in Internal Control over Financial Reporting
There have not been any changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2008, which have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a) None.
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

WESTERN ALLIANCE BANCORPORATION
Date: August 11, 2008	By:	/s/ Robert Sarver
Robert Sarver
President and Chief Executive Officer

Date: August 11, 2008	By:	/s/ Dale Gibbons
Dale Gibbons
Executive Vice President and Chief Financial Officer

Date: August 11, 2008	By:	/s/ Tom Edington
Tom Edington
Controller Principal Accounting Officer

EXHIBIT INDEX
31.1	CEO Certification Pursuant to Rule 13a-14(a)/15d-14(a)

31.2	CFO Certification Pursuant to Rule 13a-14(a)/15d-14(a)

32	CEO and CFO Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.