Form 10-Q
period 2008-09-30
WESTERN ALLIANCE BANCORPORATION
filed 2008-11-10
CIK 1212545

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended September 30, 2008
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Transition period from _________ to _________
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

Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Common Stock Issued and Outstanding: 38,553,842 shares as of October 31, 2008.

Part I. Financial Information
ITEM I. FINANCIAL STATEMENTS
Western Alliance Bancorporation and Subsidiaries
Consolidated Balance Sheets
September 30, 2008 and December 31, 2007
(Unaudited)

	September 30,	December 31,
($ in thousands, except per share amounts)	2008	2007

Assets
Cash and due from banks	$137,754	$104,650
Federal funds sold	35,142	10,979

Cash and cash equivalents	172,896	115,629

Securities held-to-maturity (approximate fair value $63,955 and $9,530, respectively)	83,400	9,406
Securities available-for-sale	415,640	486,354
Securities measured at fair value	122,967	240,440

Gross loans, including net deferred loan fees	3,947,211	3,633,009
Less: Allowance for loan losses	(57,097)	(49,305)

Loans, net	3,890,114	3,583,704

Premises and equipment, net	142,883	143,421
Other real estate owned	12,681	3,412
Bank owned life insurance	90,027	88,061
Investment in restricted stock	41,928	27,003
Accrued interest receivable	19,899	22,344
Deferred tax assets, net	54,958	25,900
Goodwill	138,568	217,810
Other intangible assets, net of accumulated amortization of $6,392 and $3,693, respectively	21,980	24,370
Other assets	21,029	28,242

Total assets	$5,228,970	$5,016,096

Liabilities and Stockholders’ Equity
Liabilities
Non-interest bearing demand deposits	$984,965	$1,007,642
Interest bearing deposits:
Demand	237,427	264,586
Savings and money market	1,377,812	1,558,867
Time, $100 and over	590,352	649,351
Other time	318,449	66,476

	3,509,005	3,546,922
Customer repurchase agreements	295,403	275,016
Federal Home Loan Bank advances and other borrowings
One year or less	754,875	489,330
Over one year ($30,689 and $30,768 measured at fair value, repectively)	50,204	55,369
Junior subordinated debt, measured at fair value	46,684	62,240
Subordinated debt	60,000	60,000
Accrued interest payable and other liabilities	34,924	25,701

Total liabilities	4,751,095	4,514,578

Commitments and Contingencies (Note 9)

Stockholders’ Equity
Preferred stock, par value $.0001; shares authorized 20,000,000; no shares issued and outstanding 2008 and 2007	—	—
Common stock, par value $.0001; shares authorized 100,000,000; shares issued and outstanding 2008: 38,499,213; 2007: 30,157,079	4	3
Additional paid-in capital	465,955	377,973
Retained earnings	63,966	152,286
Accumulated other comprehensive loss — net unrealized loss on available-for-sale securities	(52,050)	(28,744)

Total stockholders’ equity	477,875	501,518

Total liabilities and stockholders’ equity	$5,228,970	$5,016,096

See Notes to Unaudited Consolidated Financial Statements.

Western Alliance Bancorporation and Subsidiaries
Consolidated Statements of Income
Three and Nine Months Ended September 30, 2008 and 2007
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
($ in thousands, except per share amounts)	2008	2007	2008	2007
Interest income on:
Loans, including fees	$64,977	$69,066	$193,498	$195,279
Securities — taxable	7,239	9,854	24,883	24,793
Securities — nontaxable	311	230	996	518
Dividends — taxable	854	467	2,310	1,299
Dividends — nontaxable	564	498	1,541	1,343
Federal funds sold and other	80	358	275	1,400

Total interest income	74,025	80,473	223,503	224,632

Interest expense on:
Deposits	16,844	26,571	53,566	74,276
Short-term borrowings	4,977	4,337	17,731	9,403
Long-term borrowings	700	933	2,110	2,088
Junior subordinated debt and subordinated debt	1,642	1,858	5,370	5,409

Total interest expense	24,163	33,699	78,777	91,176

Net interest income	49,862	46,774	144,726	133,456
Provision for loan losses	14,716	3,925	35,927	6,378

Net interest income after provision for loan losses	35,146	42,849	108,799	127,078

Other income:
Trust and investment advisory services	2,668	2,633	8,199	6,875
Service charges	1,586	1,253	4,424	3,489
Income from bank owned life insurance	593	962	1,966	2,850
Other	2,533	1,092	8,161	4,334

Noninterest income, excluding securities and fair value gains (losses)	7,380	5,940	22,750	17,548

Investment securities gains, net	87	380	304	664
Derivative gains	176	—	983	—
Securities impairment charges	(32,688)	—	(37,968)	—
Unrealized gains (losses) on assets and liabilities measured at fair value, net	5,075	1,676	6,343	(2,103)

Noninterest income (loss)	(19,970)	7,996	(7,588)	16,109
Other expense:
Goodwill impairment charge	79,242	—	79,242	—
Salaries and employee benefits	21,812	20,556	65,263	56,410
Occupancy	5,280	5,240	15,487	14,351
Advertising and other business development	3,123	1,485	7,596	4,405
Data processing	1,695	594	3,901	1,657
Legal, professional and director fees	1,066	828	3,234	3,039
Insurance	1,006	884	2,851	2,277
Intangible amortization	920	260	2,624	1,074
Customer service	910	1,675	3,223	4,895
Travel and automobile	604	404	1,306	960
Telephone	415	380	1,200	1,081
Correspondent and wire transfer costs	382	458	1,017	1,333
Supplies	374	499	1,156	1,518
Audits and exams	278	433	1,563	1,596
Merger expenses	—	—	—	747
Other	2,766	925	7,285	2,473

	119,873	34,621	196,948	97,816

Income (loss) before income taxes	(104,697)	16,224	(95,737)	45,371

Minority interest	51	41	171	41
Income tax expense (benefit)	(10,040)	5,100	(7,757)	14,898

Net income (loss)	$(94,708)	$11,083	$(88,151)	$30,432

Comprehensive income (loss)	$(100,623)	$1,112	$(111,457)	$22,454

Earnings (loss) per share:
Basic	$(2.84)	$0.38	$(2.86)	$1.06

Diluted	$(2.84)	$0.35	$(2.86)	$0.98

See Notes to Unaudited Consolidated Financial Statements.

Western Alliance Bancorporation and Subsidiaries
Consolidated Statement of Stockholders’ Equity
Nine Months Ended September 30, 2008 (Unaudited)
($ in thousands, except per share amounts)

						Accumulated
				Additional		Other
	Comprehensive	Common Stock		Paid-in	Retained	Comprehensive
Description	Income (loss)	Shares Issued	Amount	Capital	Earnings	(Loss)	Total

Balance, December 31, 2007		30,157	$3	$377,973	$152,286	$(28,744)	$501,518

Cumulative effect adjustment related to adoption of EITF No. 06-4		—	—	—	(169)	—	(169)
Stock options exercised		142	—	1,930	—	—	1,930
Stock-based compensation expense		74	—	6,253	—	—	6,253
Stock repurchases		(20)	—	(356)	—	—	(356)
Stock issued in private placement; net of costs of $60		8,146	1	80,155	—	—	80,156
Comprehensive income (loss):
Net income (loss)	$(88,151)	—	—	—	(88,151)	—	(88,151)
Other comprehensive income (loss)
Unrealized holding losses on securities available-for-sale arising during the period, net of taxes of $25.7 million	(47,662)
Less reclassification adjustment for impairment losses included in net income, net of taxes of $13.6 million	24,356

Net unrealized holding losses	(23,306)	—	—	—	—	(23,306)	(23,306)

	$(111,457)

Balance, September 30, 2008		38,499	$4	$465,955	$63,966	$(52,050)	$477,875

See Notes to Unaudited Consolidated Financial Statements.

Western Alliance Bancorporation and Subsidiaries
Consolidated Statements of Cash Flows
Nine Months Ended September 30, 2008 and 2007 (Unaudited)

($ in thousands)	2008	2007

Cash Flows from Operating Activities:
Net income (loss)	$(88,151)	$30,432
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for loan losses	35,927	6,378
Goodwill impairment charge	79,242	—
Securities impairment charges	37,968	—
Change in fair value of assets and liabilities measured at fair value	(7,326)	2,103
Depreciation and amortization	9,390	7,571
(Increase) decrease in other assets	(2,056)	1,292
Increase (decrease) in accrued interest payable and other liabilities	9,064	(3,875)
Deferred taxes	(15,221)	(1,636)
Other, net	3,943	(5,807)

Net cash provided by operating activities	62,780	36,458

Cash Flows from Investing Activities:
Proceeds from maturities of securities	86,052	71,409
Purchases of securities	(167,233)	(354,312)
Proceeds from the sale of securities	114,409	80,366
Net cash received in settlement of acquisition	—	47,186
Net increase in loans made to customers	(342,337)	(255,504)
Purchase of premises and equipment	(6,482)	(29,688)
Proceeds from sale of premises and equipment	20	3,041
Purchases of restricted stock	(14,478)	(3,683)
Other, net	—	4,561

Net cash (used in) investing activities	(330,049)	(436,624)

Cash Flows from Financing Activities:
Stock issued in private placement	80,156	—
Net decrease in deposits	(37,917)	(10,626)
Net proceeds from borrowings	280,723	321,007
Proceeds from issuance of junior subordinated debt and subordinated debt	—	20,000
Payments in redemption of trust preferred securities	—	(15,923)
Proceeds from exercise of stock options and stock warrants	1,930	2,724
Stock repurchases	(356)	(15,369)

Net cash provided by financing activities	324,536	301,813

Increase (decrease) in cash and cash equivalents	57,267	(98,353)
Cash and Cash Equivalents, beginning of period	115,629	264,880

Cash and Cash Equivalents, end of period	$172,896	$166,527

Supplemental Disclosure of Cash Flow Information
Cash payments for interest	$88,261	$90,157
Cash payments for income taxes	$6,983	$15,283
Supplemental Disclosure of Noncash Investing and Financing Activities
Stock issued in connection with acquisition	$—	$99,297
Transfers of loans to other real estate owned	$19,528	$—
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
Use of estimates in the preparation of financial statements
The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant changes in the near term relate to the determination of the allowance for loan losses, fair value of collateralized debt obligations (CDOs), classification of impaired securities as other-than-temporary and impairment of goodwill and other intangible assets.
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
Interim financial information
The accompanying unaudited consolidated financial statements as of September 30, 2008 and 2007 have been prepared in condensed format, and therefore do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These statements have been prepared on a basis that is substantially consistent with the accounting principles applied to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2007.
The information furnished in these interim statements reflects all adjustments which are, in the opinion of management, necessary for a fair statement of the results for each respective period presented. Such

Western Alliance Bancorporation and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
adjustments are of a normal recurring nature. The results of operations in the interim statements are not necessarily indicative of the results that may be expected for any other quarter or for the full year. The interim financial information should be read in conjunction with the Company’s annual audited financial statements.
Repurchase program
For the nine months ended September 30, 2008, the Company repurchased 20,000 shares of common stock on the open market with a weighted average price of $17.75 per share. The Company has the remaining authority to repurchase shares with an aggregate purchase price of $30.6 million under a share repurchase program authorized by the Board of Directors through December 31, 2008. All repurchased shares are retired as soon as is practicable after settlement.
Recent Accounting Pronouncements
On October 10, 2008, the FASB issued Staff Position (FSP) No. 157-3, which clarifies the application of Statement of Financial Accounting Standards (SFAS) No.157, Fair Value Measurements (SFAS 157), in an inactive market and illustrates how an entity would determine fair value when the market for a financial asset is not active. The FSP states that an entity should not automatically conclude that a particular transaction price is determinative of fair value. In a dislocated market, judgment is required to evaluate whether individual transactions are forced liquidations or distressed sales. When relevant observable market information is not available, a valuation approach that incorporates management’s judgments about the assumptions that market participants would use in pricing the asset in a current sale transaction would be acceptable. The FSP also indicates that quotes from brokers or pricing services may be relevant inputs when measuring fair value, but are not necessarily determinative in the absence of an active market for the asset. In weighing a broker quote as an input to a fair value measurement, an entity should place less reliance on quotes that do not reflect the result of market transactions. Further, the nature of the quote (for example, whether the quote is an indicative price or a binding offer) should be considered when weighing the available evidence. The FSP is effective immediately and applies to prior periods for which financial statements have not been issued, including interim or annual periods ending on or before September 30, 2008. Accordingly, the Company adopted the FSP prospectively, beginning July 1, 2008.
On October 14, 2008, the SEC’s Office of the Chief Accountant (OCA), clarified its views on the application of other-than-temporary impairment guidance in SFAS No. 115, to certain perpetual preferred securities. The OCA stated that it would not object to a registrant applying an other-than-temporary impairment model to investments in perpetual preferred securities that possess significant debt-like characteristics that is similar to the impairment model applied to debt securities, provided there has been no evidence of deterioration in credit of the issuer. An entity is permitted to apply the OCA’s views in its financial statements included in filings subsequent to the date of the letter. At September 30, 2008, based on the OCA guidance, the Company recorded no other-than-temporary impairment for investments in investment-grade perpetual preferred securities that had no evidence of credit deterioration and that the Company has the intent and ability to hold to recovery.
In September 2007, the FASB ratified the consensus of the Emerging Issues Task Force (EITF) Issue No. 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangement (EITF 06-4). EITF 06-4 applies to endorsement split dollar life insurance policies that provide a benefit to an employee that extends to postretirement periods and

Western Alliance Bancorporation and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
requires an employer to recognize a liability for future benefits over the service period based on the substantive agreement with the employee. EITF 06-4 is effective for fiscal years beginning after December 15, 2007, with early adoption permitted. The adoption of EITF 06-4 resulted in a cumulative effect adjustment charge of $0.2 million, effective January 1, 2008.
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
In June 2008, the FASB issued FASB Staff Position No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (FSP No. EITF 03-6-1). FSP No. EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share, or EPS, under the two-class method described in paragraphs 60 and 61 of FASB Statement No. 128, Earnings per Share (SFAS 128). The guidance in this FSP applies to the calculation of EPS under SFAS 128 for share-based payment awards with rights to dividends or dividend equivalents. FSP No. EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. All prior-period EPS data presented should be adjusted retrospectively to conform with the provisions of this FSP. Early application is not permitted. The implementation of this standard will not have a material impact on our consolidated financial position or results of operations.
Derivative Financial Instruments
All derivatives are recognized on the balance sheet at their fair value, with changes in fair value reported in current-period earnings. These instruments consist primarily of interest rate swaps.
Note 2. Fair Value Accounting
SFAS 157 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurements) and the lowest priority to unobservable inputs (level 3 measurements). The three levels of the fair value hierarchy under SFAS 157 are described below:
Level 1 — Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;
Level 2 — Quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, or model-based valuation techniques where all significant assumptions are observable, either directly or indirectly, in the market;
Level 3 — Valuation is generated from model-based techniques where all significant assumptions are not observable, either directly or indirectly, in the market. These unobservable assumptions reflect our own

Western Alliance Bancorporation and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
estimates of assumptions that market participants would use in pricing the asset or liability. Valuation techniques may include use of matrix pricing, discounted cash flow models and similar techniques.
For the three and nine months ended September 30, 2008, gains and losses from fair value changes included in the Consolidated Statement of Income were as follows (in thousands):

	Changes in Fair Values for the Three and Nine Month
	Periods Ended September 30, 2008 for Items Measured at Fair
	Value Pursuant to Election of the Fair Value Option
				Total
	Unrealized		Interest	Changes in
	Gain/Loss on		Expense on	Fair Values
	Assets and		Junior	Included in
	Liabilities	Interest	Subordinated	Current-
	Measured at	Income on	Debt and	Period
Description	Fair Value, Net	Securities	Borrowings	Earnings
(Three months ended September 30, 2008)
Securities measured at fair value	$(2,689)	$162	$—	$(2,527)
Junior subordinated debt	7,642	—	113	7,755
Fixed-rate term borrowings	122	—	—	122

	$5,075	$162	$113	$5,350

(Nine months ended September 30, 2008)
Securities measured at fair value	$(9,221)	$715	$—	$(8,506)
Junior subordinated debt	15,485	—	268	15,753
Fixed-rate term borrowings	79	—	—	79

	$6,343	$715	$268	$7,326

The difference between the aggregate fair value of $46.7 million and the aggregate unpaid principal balance of $66.5 million of junior subordinated debt was $19.8 million at September 30, 2008.
The difference between the aggregate fair value of $30.7 million and the aggregate unpaid principal balance of $30.0 million of fixed-rate term borrowings measured at fair value was $0.7 million at September 30, 2008.
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
Fair value on a recurring basis
The Company measures certain assets and liabilities at fair value on a recurring basis, including securities available-for-sale, securities measured at market value and junior subordinated debt. The fair value of these assets and liabilities were determined using the following inputs at September 30, 2008 (in thousands):

Western Alliance Bancorporation and Subsidiaries
Notes to Unaudited Consolidated Financial Statements

		Fair Value Measurements at Reporting Date Using:
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
Description	September 30, 2008	(Level 1)	(Level 2)	(Level 3)

Assets:
Securities available-for-sale	$415,640	$72,986	$342,654	$—
Securities measured at fair value	122,967	—	122,967	—
Interest rate swaps	2,629	—	2,629	—

Total	$541,236	$72,986	$468,250	$—

Liabilities:
Fixed-rate term borrowings	$30,689	$—	$—	$30,689
Junior subordinated debt	46,684	—	—	46,684
Interest rate swaps	2,170	—	2,170	—

Total	$79,543	$—	$2,170	$77,373

	Securities Available-	Securities Measured	Junior Subordinated	Fixed-Rate
	For-Sale	at Fair Value	Debt	Term Borrowings

Beginning balance January 1, 2008	$115,921	$2,787	$(62,240)	$(30,768)
Total gains (losses) (realized/unrealized)
Included in earnings	(37,968)	(2,787)	15,556	79
Included in other comprehensive income	4,546	—	—	—
Purchases, issuances, and settlements, net	—	—	—	—
Transfers to held-to-maturity	(82,499)	—	—	—
Transfers in and/or out of Level 3	—	—	—	—

Ending balance September 30, 2008	$—	$—	$(46,684)	$(30,689)

The amount of total gains (losses) for the period included in earnings attributable to the change in unrealized gains (losses) relating to assets and liabilities still held at the reporting date	$(37,968)	$(2,787)	$15,556	$79

The value of the Company’s fixed-rate term borrowings and junior subordinated debt (level 3) are estimated by projecting the expected cash flows and discounting those cash flows at a rate reflective of the current market environment. For the junior subordinated debt, the Company factored in adjustments to the discount rate used in the cash flow projection for nonperformance risk and uncertainty in the model. The factors used in the estimation of value incorporate the Company’s own best estimates of assumptions that market participants would use in pricing the instruments or valuations that require significant judgment or estimation.
Fair value on a nonrecurring basis
Certain assets are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis, but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). The following table presents such assets carried on the balance sheet by caption and by level within the SFAS 157 hierarchy as of September 30, 2008 (in thousands):

Western Alliance Bancorporation and Subsidiaries
Notes to Unaudited Consolidated Financial Statements

Fair Value Measurements Using
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)

Impaired loans with specific valuation allowance under SFAS 114	$34,307	$—	$—	$34,307
Goodwill valuation of reporting unit	138,568	—	—	138,568
The specific reserves for collateral dependent impaired loans are based on the fair value of the collateral less estimated costs to sell. The fair value of collateral was determined based on appraisals. In some cases, adjustments were made to the appraised values due to various factors including age of the appraisal, age of comparables included in the appraisal, and known changes in the market and in the collateral. When significant adjustments were based on unobservable inputs, such as when a current appraised value is not available or management determines the fair value of the collateral is further impaired below appraised value and there is no observable market price, the resulting fair value measurement has been categorized as a Level 3 measurement. These Level 3 impaired loans had an aggregate carrying amount of $43.9 million and specific reserves in the allowance for loan losses of $9.6 million as of September 30, 2008.
In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, goodwill was written down to its implied fair value of $138.6 million by a charge to earnings of $79.2 million at September 30, 2008. The key inputs used to determine the implied fair value of the Company and the corresponding amount of the impairment included the quoted market price of our common stock, market prices of common stocks of other banking organizations, common stock trading multiples, discounted cash flows, and inputs from comparable transactions. The Company attempted to maximize the use of observable (level 2) inputs. However, due to the adjustment for $79.2 million, which is based on the Company’s assumptions, the resulting, fair value measurement was determined to be level 3.
Note 3. Earnings Per Share
Diluted earnings per share are based on the weighted average outstanding common shares during each period, including common stock equivalents. Basic earnings per share are based on the weighted average outstanding common shares during the period.
Basic and diluted earnings per share, based on the weighted average outstanding shares, are summarized as follows:

Western Alliance Bancorporation and Subsidiaries
Notes to Unaudited Consolidated Financial Statements

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(in thousands, except per share amounts)
Basic:
Net income (loss) applicable to common stock	$(94,708)	$11,083	$(88,151)	$30,432
Average common shares outstanding	33,299	29,501	30,867	28,715

Earnings (loss) per share	$(2.84)	$0.38	$(2.86)	$1.06

Diluted:
Net income (loss) applicable to common stock	$(94,708)	$11,083	$(88,151)	$30,432

Average common shares outstanding	33,299	29,501	30,867	28,715
Stock option adjustment	—	1,196	—	1,141
Stock warrant adjustment	—	904	—	952
Restricted stock adjustment	—	102	—	108

Average common equivalent shares outstanding	33,299	31,703	30,867	30,916

Earnings (loss) per share	$(2.84)	$0.35	$(2.86)	$0.98

As of September 30, 2008, all stock options and stock warrants were considered anti-dilutive and excluded for purposes of calculating diluted earnings per share.
Note 4. Securities
Carrying amounts and fair values of investment securities at September 30, 2008 are summarized as follows (in thousands):

Western Alliance Bancorporation and Subsidiaries
Notes to Unaudited Consolidated Financial Statements

	September 30, 2008
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value

Securities held-to-maturity
Debt obligations and structured securities	$76,340	$815	$(20,376)	$56,779
Municipal obligations	5,560	116	—	5,676
Other	1,500	—	—	1,500

	$83,400	$931	$(20,376)	$63,955

Securities available-for-sale
U.S. Treasury Securities	$8,156	$16	$—	$8,172
U.S. Government-sponsored agencies	12,502	—	(88)	12,414
Municipal obligations	13,813	87	(103)	13,797
Mortgage-backed securities	319,393	2,145	(4,452)	317,086
Adjustable-rate preferred stock	107,339	—	(61,448)	45,891
Debt obligations and structured securities	19,960	—	(15,133)	4,827
Other	13,781	—	(328)	13,453

	$494,944	$2,248	$(81,552)	$415,640

Securities measured at fair value
U.S. Government-sponsored agencies				$2,308
Municipal obligations				110
Mortgage-backed securities				120,549

				$122,967

		December 31, 2007
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value

Securities held-to-maturity
Municipal obligations	$7,906	$124	$—	$8,030
Other	1,500	—	—	1,500

	$9,406	$124	$—	$9,530

Securities available-for-sale
U.S. Government-sponsored agencies	$14,971	$128	$(20)	$15,079
Municipal obligations	14,143	88	(36)	14,195
Mortgage-backed securities	273,368	2,429	(1,507)	274,290
Adjustable-rate preferred stock	51,506	—	(21,796)	29,710
Debt obligations and structured securities	162,855	—	(23,515)	139,340
Other	13,890	—	(150)	13,740

	$530,733	$2,645	$(47,024)	$486,354

Securities measured at fair value
U.S. Government-sponsored agencies				$9,049
Municipal obligations				110
Mortgage-backed securities				228,494
Debt obligations and structured securities				2,787

				$240,440

Western Alliance Bancorporation and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
As of May 31, 2008, the Company transferred its trust preferred CDO portfolio from available-for-sale to held-to-maturity. The par value and fair value of these securities at the date of transfer were $121.4 million and $85.7 million, respectively. The unrealized losses of $35.7 million on the securities transferred to held-to-maturity remain included in other comprehensive loss and continue to be subject to the other-than-temporary impairment consideration rules of SFAS 115.
Net unrealized losses, net of taxes, increased $23.3 million for the nine months ended September 30, 2008 to $52.1 million from $28.7 million at December 31, 2007. The increase in unrealized losses is generally due to widening interest spreads which began in the third quarter of 2007. During March 2008 and thereafter, the near insolvency of Bear Stearns and other financial businesses, followed by the collapse of several major financial institutions in the third quarter of 2008 caused the debt of almost all financial companies to decline in value. This compounded the lack of liquidity for such securities that existed since late 2007. The Company is actively monitoring these portfolios for declines in fair value that are considered other-than-temporary. These combined unrealized losses were not considered as other-than-temporary as of September 30, 2008.
The Company conducts an other-than-temporary impairment analysis on a quarterly basis. The initial indication of other-than-temporary impairment for both debt and equity securities is a decline in the market value below the amount recorded for an investment, and the severity and duration of the decline. In determining whether an impairment is other than temporary, the Company considers the length of time and the extent to which the market value has been below cost, recent events specific to the issuer, including investment downgrades by rating agencies and economic conditions of its industry, and the Company’s ability and intent to hold the investment for a period of time sufficient to allow for any anticipated recovery. For marketable equity securities, the Company also considers the issuer’s financial condition, capital strength, and near-term prospects. For debt securities and for perpetual preferred securities that are treated as debt securities for the purpose of other-than-temporary analysis, the Company also considers the cause of the price decline (general level of interest rates and industry- and issuer-specific factors), the issuer’s financial condition, near-term prospects and current ability to make future payments in a timely manner, the issuer’s ability to service debt, and any change in agencies’ ratings at evaluation date from acquisition date and any likely imminent action. For perpetual preferred securities with a fair value below cost that is not attributable to the credit deterioration of the issuer, such as a decline in cash flows from the security or a downgrade in the security’s rating below investment grade, the Company may avoid recognizing an other-than-temporary impairment charge by asserting that it has the intent and ability to continue holding the securities for a sufficient period to allow for an anticipated recovery in market value. This assessment may include the intent and ability to hold the securities indefinitely.
At September 30, 2008, the Company was holding perpetual preferred stock of six issuers with an aggregate fair value of $45.4 million and an aggregate unrealized loss of $46.1 million. These securities are classified as available for sale. All of these securities remain investment grade (i.e. are rated BBB or higher) and continue to pay dividends. Since there has been no evidence of deterioration in the credit of the issuers, the Company is analyzing these securities using an impairment model similar to a debt security. Since the Company has the intent and ability to hold these securities indefinitely until they recover, the declines in fair value have been deemed to be temporary.
Gross unrealized losses at September 30, 2008 are primarily caused by interest rate changes, credit spread widening and reduced liquidity in applicable markets. The Company has reviewed securities on which there is an unrealized loss in accordance with its accounting policy for other-than-temporary impairment described above and recorded impairment charges totaling $38.0 million for the nine months ended September 30, 2008. This includes a $19.8 million impairment charge related to unrealized losses in the Company’s CDO portfolio, $15.2 million related to impairment losses in the Company’s adjustable rate preferred stock portfolio (ARPS) and $3.1 million related to an auction-rate leveraged security that was discussed in the Company’s Form 10-K for the year ended December 31, 2007.
The Company does not consider any other securities to be other-than-temporarily impaired as of September 30, 2008. However, without recovery in the near term such that liquidity returns to the

Western Alliance Bancorporation and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
applicable markets and spreads return to levels that reflect underlying credit characteristics, additional other-than-temporary impairments may occur in future periods. At September 30, 2008, the Company had the ability and intent to hold all securities with significant unrealized losses in the available-for-sale portfolio.
Note 5. Loans
The components of the Company’s loan portfolio as of September 30, 2008 and December 31, 2007 are as follows (in thousands):

	September 30,	December 31,
	2008	2007

Construction and land development	$804,854	$806,110
Commercial real estate	1,673,961	1,514,533
Residential real estate	571,909	492,551
Commercial and industrial	842,787	784,378
Consumer	62,038	43,517
Less: net deferred loan fees	(8,338)	(8,080)

	3,947,211	3,633,009
Less:
Allowance for loan losses	(57,097)	(49,305)

	$3,890,114	$3,583,704

Changes in the allowance for loan losses for the three and nine months ended September 30, 2008 and 2007 are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Balance, beginning	$58,688	$36,946	$49,305	$33,551
Acquisitions	—	(370)	—	3,419
Provision charged to operating expense	14,716	3,925	35,927	6,378
Recoveries of amounts charged off	162	26	461	197
Less amounts charged off	(16,469)	(616)	(28,596)	(3,634)

Balance, ending	$57,097	$39,911	$57,097	$39,911

Information about impaired and nonaccrual loans as of September 30, 2008 and December 31, 2007 is as follows (in thousands):

Western Alliance Bancorporation and Subsidiaries
Notes to Unaudited Consolidated Financial Statements

	September 30,	December 31,
	2008	2007

Total impaired loans, all with a specific reserve	$43,923	$35,114

Related allowance for loan losses on impaired loans	$9,616	$6,597

Total nonaccrual loans	$27,909	$17,873

Loans past due 90 days or more and still accruing	$686	$779

Restructured loans	$6,634	$3,782

Note 6. Goodwill
Goodwill arises from purchase business combinations. Goodwill and other intangible assets deemed to have indefinite lives generated from purchase business combinations are not subject to amortization and are instead tested for impairment no less than annually.
The majority of the Company’s goodwill has been assigned to the Nevada segment. The Nevada operating segment has two reporting units: the Bank of Nevada reporting unit and the First Independent Capital of Nevada reporting unit.
As a result of the current market volatility and changes in the financial services market environment, the Company determined it was necessary to test whether and to what extent the Company’s goodwill asset was impaired. The analysis performed compared the implied fair value of each reporting unit to the carrying amount of goodwill on the Company’s balance sheet. If the carrying amount of the goodwill exceeds the implied fair value of that reporting unit’s goodwill, an impairment loss must be recognized in an amount equal to that excess. The implied fair value of goodwill is determined in the same manner as goodwill recognized in a business combination is determined. That is, the estimated fair value of the Company is allocated to all of the Company’s individual assets and liabilities, including any unrecognized identifiable intangible assets, as if the Company had been acquired in a business combination and the estimated fair value of the Company is the price paid to acquire it. The allocation process is performed only for purposes of determining the amount of goodwill impairment, as no assets or liabilities are written up or down, nor are any additional unrecognized identifiable intangible assets recorded as a part of this process.
After this analysis, it was determined the implied fair value of the goodwill assigned to the First Independent reporting unit was less than the carrying value on the Company’s balance sheet, and the Company reduced the carrying value of goodwill related to the First Independent Capital of Nevada (FICN) reporting unit by $79.2 million, through an impairment charge to earnings. Such charge had no effect on the Company’s cash balances or liquidity. In addition, because goodwill is not included in the calculation of regulatory capital, the Company’s regulatory ratios were not affected by this non-cash expense. No assurance can be given that goodwill will not be further impaired in future periods.
The Company also evaluated the goodwill of the Bank of Nevada reporting unit. The methodology used to evaluate the goodwill of the Bank of Nevada reporting unit was consistent with the method described above for the FIBN reporting unit. As a result of the analysis, it was determined that the fair value of the Bank of Nevada reporting unit exceeded the carrying value and therefore, there is no impairment of the goodwill assigned to the Bank of Nevada reporting unit.
The following table presents the changes in goodwill for the quarter ended September 30, 2008 (in thousands):

Western Alliance Bancorporation and Subsidiaries
Notes to Unaudited Consolidated Financial Statements

Nine Months Ended
September 30, 2008
Balance, December 31, 2007	$217,810
Goodwill impairment charge	(79,242)

Balance, September 30, 2008	$138,568

Note 7. Borrowed Funds
The Company has a line of credit available from the Federal Home Loan Bank (FHLB). Borrowing capacity is determined based on collateral pledged, generally consisting of securities and loans, at the time of the borrowing. The Company also has borrowings from other sources pledged by securities. A summary of the Company’s borrowings as of September 30, 2008 and December 31, 2007 follows (in thousands):

	September 30,	December 31,
	2008	2007
Short Term
FHLB Advances (weighted average rate for 2008 is: 2.14% and 2007: 3.30%)	$634,875	$447,600
Other short term debt (weighted average rate for 2008 is: 2.83% and 2007: 4.83%)	120,000	41,730

Due in one year or less	$754,875	$489,330

Long Term
FHLB Advances (weighted average rate is 2008: 4.77% and 2007: 4.63%)	$40,689	$45,768
Other long term debt (weighted average rate is 8.79%)	9,515	9,601

Due in over one year	$50,204	$55,369

Note 8. Tax Matters
The effective tax rate on net operating earnings for the third quarter of 2008 was 9.6% compared to 26.7% for the second quarter of 2008 and 31.4% for the third quarter of 2007. The third quarter of 2008 goodwill impairment is not deductible for tax purposes. The differences between the statutory federal income taxes and the effective taxes are summarized as follows (in thousands):

Western Alliance Bancorporation and Subsidiaries
Notes to Unaudited Consolidated Financial Statements

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2008	2007	2008	2007

Computed “expected” tax expense (benefit)	$(36,661)	$5,665	$(33,567)	$15,866
Increase (decrease) resulting from:
Goodwill impairment charge	27,735	—	27,735	—
State income taxes, net of federal benefits	(844)	248	(650)	527
Dividends received deductions	(169)	(188)	(511)	(470)
Bank-owned life insurance	(182)	(337)	(663)	(998)
Tax-exempt income	(109)	(203)	(347)	(253)
Nondeductible expenses	59	92	218	205
Other	131	(177)	28	21

Tax expense (benefit)	$(10,040)	$5,100	$(7,757)	$14,898

Deferred tax assets and liabilities are included in the financial statements at currently enacted income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, deferred taxes assets and liabilities are adjusted through the provision for income taxes. For the nine months ended September 30, 2008, the net deferred tax assets increased $29.1 million to $55.0 million. This increase was primarily the result of a $13.8 million increase in deferred tax assets related to unrealized securities losses and a $13.7 million increase in deferred tax assets related to other-than-temporary impairment charges on the securities portfolio for the nine months ended September 30, 2008.
Note 9. Contingencies
In the normal course of business, the Company is involved in various legal proceedings. In the opinion of management, any liability resulting from such proceedings would not have a material adverse effect on the consolidated financial statements.
Financial instruments with off-balance sheet risk
A summary of the contract amount of the Company’s exposure to off-balance sheet risk is as follows:

	September 30,	December 31,
	2008	2007
	(in thousands)
Commitments to extend credit, including unsecured loan commitments of $193,193 in 2008 and $230,677 in 2007	$1,013,576	$1,193,522
Credit card commitments and guarantees	34,274	26,507
Standby letters of credit, including unsecured letters of credit of $10,456 in 2008 and $14,543 in 2007	65,466	80,790

	$1,113,316	$1,300,819

During the nine months ended September 30, 2008, the Company entered into an agreement with the Federal Reserve Bank of San Francisco in which certain loans and securities may be pledged as collateral on a borrowing line at up to 75% of the collateral value.

Western Alliance Bancorporation and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
Note 10. Stock-based Compensation
For the nine months ended September 30, 2008, 423,625 stock options with a weighted average exercise price of $15.90 per share were granted to certain key employees and directors. The Company estimates the fair value of each option award on the date of grant using a Black-Scholes valuation model. The weighted average grant date fair value of these options was $5.07 per share. These stock options generally have a vesting period of four years and a contractual life of seven years.
As of September 30, 2008, there were 2.5 million options outstanding, compared with 2.4 million at September 30, 2007.
For the three and nine months ended September 30, 2008, the Company recognized stock-based compensation expense related to all options of $0.5 million and $1.5 million, respectively, as compared to $0.4 million and $1.1 million, respectively, for the three and nine months ended September 30, 2007.
For the three months and nine months ended September 30, 2008, 11,900 and 63,550 shares of restricted stock were issued, respectively. The Company estimates the compensation cost for restricted stock grants based upon the grant date fair value. Generally, these restricted stock grants have a three year vesting period. The estimated grant date fair value of the restricted stock granted during the three months ended September 30, 2008 was $0.1 million.
There were approximately 595,000 and 419,000 restricted shares outstanding at September 30, 2008 and 2007, respectively. For the three and nine months ended September 30, 2008, the Company recognized stock-based compensation of $1.7 million and $5.0 million, respectively, compared to $1.2 million and $3.3 million, respectively, for the three and nine months ended September 30, 2007 related to the Company’s restricted stock plan.
Note 11. Segment Information
SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information (SFAS 131), provides for the identification of reportable segments on the basis of discreet business units and their financial information to the extent such units are reviewed by an entity’s chief operating decision maker (which can be an individual or group of management persons).
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

Western Alliance Bancorporation and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
reporting consolidated results of operations. Loan participations are recorded at par value with no resulting gain or loss. The Company allocates centrally provided services to the operating segments based upon estimated usage of those services.
The following is a summary of selected operating segment information as of and for the periods ended September 30, 2008 and 2007:
Western Alliance Bancorporation and Subsidiaries
Operating Segment Results
Unaudited

							Inter-
							segment	Consoli-
				Asset	Credit Card		Elimi-	dated
($ in thousands)	Nevada	California	Arizona	Management	Services	Other	nations	Company

At September 30, 2008:
Assets	$3,596,204	$917,444	$853,368	$18,758	$24,221	$24,802	$(205,827)	$5,228,970
Gross loans and deferred fees	2,633,594	711,551	622,244	—	22,822	—	(43,000)	3,947,211
Less: Allowance for loan losses	(40,562)	(7,677)	(8,188)	—	(670)	—	—	(57,097)

Net loans	2,593,032	703,874	614,056	—	22,152	—	(43,000)	3,890,114

Deposits	2,211,088	666,172	654,592	—	—	—	(22,847)	3,509,005
Stockholders’ equity	355,021	72,982	58,714	17,044	—	(25,886)	—	477,875

Number of branches	21	9	11	—	—	—	—	41
Number of full-time equivalent employees	597	154	144	46	38	38	—	1,017

(in thousands)
Three Months Ended September 30, 2008:
Net interest income (expense)	$33,069	$10,048	$7,597	$15	$139	$(1,006)	$—	$49,862
Provision for loan losses	11,024	1,427	2,036	—	229	—	—	14,716

Net interest income (expense) after provision for loan losses	22,045	8,621	5,561	15	(90)	(1,006)	—	35,146
Gain on sale of securities	32	—	55	—	—	—	—	87
Mark-to-market gains (losses)	(23,865)	(7,402)	(3,812)	—	—	7,642	—	(27,437)
Noninterest income, excluding securities and fair value gains (losses)	2,851	542	1,510	2,726	295	309	(853)	7,380
Noninterest expense	(98,731)	(6,707)	(6,154)	(2,200)	(4,448)	(2,486)	853	(119,873)

Income (loss) before income taxes	(97,668)	(4,946)	(2,840)	541	(4,243)	4,459	—	(104,697)
Minority interest	—	—	—	51	—	—	—	51
Income tax expense (benefit)	(6,769)	(2,090)	(1,149)	223	(1,772)	1,517	—	(10,040)

Net income (loss)	$(90,899)	$(2,856)	$(1,691)	$267	$(2,471)	$2,942	$—	$(94,708)

(in thousands)
Nine Months Ended September 30, 2008:
Net interest income (expense)	$98,106	$27,855	$22,238	$60	$73	$(3,606)	$—	$144,726
Provision for loan losses	28,271	3,444	3,521	—	691	—	—	35,927

Net interest income (expense) after provision for loan losses	69,835	24,411	18,717	60	(618)	(3,606)	—	108,799
Gain on sale of securities	19	—	285	—	—	—	—	304
Mark-to-market gains (losses)	(33,797)	(7,785)	(4,617)	—	—	15,557	—	(30,642)
Noninterest income, excluding securities and fair value gains (losses)	9,040	1,557	4,891	8,252	597	673	(2,260)	22,750
Noninterest expense	(137,581)	(19,502)	(18,787)	(7,052)	(9,357)	(6,929)	2,260	(196,948)

Income (loss) before income taxes	(92,484)	(1,319)	489	1,260	(9,378)	5,695	—	(95,737)
Minority interest	—	—	—	171	—	—	—	171
Income tax expense (benefit)	(5,796)	(576)	64	517	(3,905)	1,939	—	(7,757)

Net income (loss)	$(86,688)	$(743)	$425	$572	$(5,473)	$3,756	$—	$(88,151)

Western Alliance Bancorporation and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
Western Alliance Bancorporation and Subsidiaries
Operating Segment Results (continued)
Unaudited

							Inter-
							segment	Consoli-
				Asset	Credit Card		Elimi-	dated
($ in thousands)	Nevada	California	Arizona	Management	Services	Other	nations	Company

At September 30, 2007:
Assets	$3,632,059	$764,909	$775,518	$18,445	$—	$—	$(187,499)	$5,003,432
Gross loans and deferred fees	2,495,349	513,848	562,330	—	—	—	(25,000)	3,546,527
Less: Allowance for loan losses	(28,359)	(5,160)	(6,392)	—	—	—	—	(39,911)

Net loans	2,466,990	508,688	555,938	—	—	—	(25,000)	3,506,616

Deposits	2,576,803	590,902	628,388	—	—	—	(3,431)	3,792,662
Stockholders’ equity	460,171	63,086	55,779	16,982	—	(80,123)	—	515,895

Number of branches	19	9	10	—	—	—	—	38
Number of full-time equivalent employees	626	152	138	33	8	30	—	987

(in thousands)
Three Months Ended September 30, 2007:
Net interest income (expense)	$33,873	$6,962	$7,222	$20	$—	$(1,303)	$—	$46,774
Provision for loan losses	3,404	404	117	—	—	—	—	3,925

Net interest income (expense) after provision for loan losses	30,469	6,558	7,105	20	—	(1,303)	—	42,849
Gain on sale of securities	380	—	—	—	—	—	—	380
Mark-to-market gains (losses)	1,163	319	194	—	—	—	—	1,676
Noninterest income, excluding securities and fair value gains (losses)	2,759	490	416	2,678	—	—	(403)	5,940
Noninterest expense	(18,887)	(5,584)	(6,035)	(2,189)	(761)	(1,568)	403	(34,621)

Income (loss) before income taxes	15,884	1,783	1,680	509	(761)	(2,871)	—	16,224
Minority interest	—	—	—	41	—	—	—	41
Income tax expense (benefit)	5,003	713	557	203	(319)	(1,057)	—	5,100

Net income (loss)	$10,881	$1,070	$1,123	$265	$(442)	$(1,814)	$—	$11,083

(in thousands)
Nine Months Ended September 30, 2007:
Net interest income (expense)	$96,287	$19,846	$21,195	$51	$—	$(3,923)	$—	$133,456
Provision for loan losses	5,009	707	662	—	—	—	—	6,378

Net interest income (expense) after provision for loan losses	91,278	19,139	20,533	51	—	(3,923)	—	127,078
Gain on sale of securities	375	—	—	33	—	256	—	664
Mark-to-market gains (losses)	(1,758)	(99)	(246)	—	—	—	—	(2,103)
Noninterest income, excluding securities and fair value gains (losses)	8,921	1,561	1,558	6,878	—	(214)	(1,156)	17,548
Noninterest expense	(53,543)	(17,093)	(17,276)	(5,723)	(761)	(4,576)	1,156	(97,816)

Income (loss) before income taxes	45,273	3,508	4,569	1,239	(761)	(8,457)	—	45,371
Minority interest	—	—	—	41	—	—	—	41
Income tax expense (benefit)	14,585	1,458	1,666	539	(319)	(3,031)	—	14,898

Net income (loss)	$30,688	$2,050	$2,903	$659	$(442)	$(5,426)	$—	$30,432

Note 12. Private Placements of Common Stock
In June 2008, the Company completed a private placement of 3.8 million shares of common stock at $7.94 per share for an aggregate offering price of $30.2 million. In September 2008, the Company completed a private placement of 4.3 million shares of common stock at $11.50 per share for an aggregate offering price of $50.0 million.

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
Overview
During the third quarter of 2008, our earnings continue to be challenged by difficult economic conditions in our primary markets and the economic downturn generally causing heavy reserves to our loan portfolio and losses in our securities portfolio. We continue to explore and invest in new and expanded business lines and products, including cash management services, credit cards, wealth management and equipment financing. Loan growth for the quarter ended September 30, 2008 was $72.6 million, or 1.9%, as compared to $157.6 million, or 4.7% for the same period in 2007. Customer funds (customer deposits and customer repurchase agreements) decreased $34.9 million to $3.80 billion for the quarter ended September 30, 2008, comprised of a $144.7 million decrease in deposits and a $109.8 million increase in customer repurchase agreements. We reported a net loss of $94.7 million, or ($2.84) loss per diluted share, for the quarter ended September 30, 2008, as compared to net income of $11.1 million, or $0.35 per diluted share, for the same period in 2007. The decrease in earnings is primarily due to securities impairment charges of $20.9 million (net of tax) related to overall decline in financial markets and institutions, a non-cash goodwill impairment charge of $79.2 million and a $10.8 million increase to the provision for loan losses from the previous year due to challenging economic conditions in our primary markets. Non-interest income excluding changes in fair value of financial instruments measured at fair value, for the quarter ended September 30, 2008 increased 24.2% to $7.4 million from the same period in the prior year, due to increases in trust and investment advisory fees, service charges and other revenue. Non-interest expense for the quarter ended September 30, 2008, not including the goodwill impairment charges of $79.2 million, increased 17.4% from the same period in 2007, due primarily to increases in salaries and benefits and occupancy costs related to the growth of the PartnersFirst affinity credit card division and continued branch expansion during 2007 and early 2008. We expect to open one office in Los Angeles, California in the fourth quarter of 2008.
On October 24, 2008, the Company announced its third quarter 2008 financial results in a press release and Form 8-K, which included earnings per share data. The reported earnings per share data included basic net loss per share of $2.84, diluted net loss per share of $2.78 and diluted net operating income per share of $0.16 for the three months ended September 30, 2008. For the nine months ended September 30, 2008, the Company reported basic net loss per share of $2.86, diluted net loss per share of $2.79 and diluted net operating income per share of $0.49. The correct diluted net loss per share for the three and nine months ended September 30, 2008 is $2.84 and $2.86, respectively. All other earnings per share ratios were correct as reported.
Selected financial highlights are presented in the table below.

Western Alliance Bancorporation and Subsidiaries
Summary Consolidated Financial Data
Unaudited

	At or for the three months			For the nine months
	ended September 30,			ended September 30,
	2008	2007	Change %	2008	2007	Change %

Selected Balance Sheet Data:
($ in millions)
Total assets	$5,229.0	$5,003.4	4.5%
Gross loans, including net deferred fees	3,947.2	3,546.5	11.3
Securities	622.0	788.4	(21.1)
Federal funds sold	35.1	37.6	(6.6)
Deposits	3,509.0	3,792.7	(7.5)
Customer repurchase agreements	295.4	204.1	44.7
Borrowings	805.1	356.4	125.9
Junior subordinated and subordinated debt	106.7	113.7	(6.2)
Stockholders’ equity	477.9	515.9	(7.4)

Selected Income Statement Data:
($ in thousands)
Interest income	$74,025	$80,473	(8.0)%	$223,503	$224,632	(0.5)%
Interest expense	24,163	33,699	(28.3)	78,777	91,176	(13.6)

Net interest income	49,862	46,774	6.6	144,726	133,456	8.4
Provision for loan losses	14,716	3,925	274.9	35,927	6,378	463.3

Net interest income after provision for loan losses	35,146	42,849	(18.0)	108,799	127,078	(14.4)
Gain (loss) on sale of securities	87	380	(77.1)	304	664	(54.2)
Securities impairment charges	(32,688)	—	(100.0)	(37,968)	—	(100.0)
Unrealized gains (losses) on assets and liabilities measured at fair value, net	5,251	1,676	213.3	7,326	(2,103)	(448.4)
Noninterest income, excluding securities and fair value gains (losses)	7,380	5,940	24.2	22,750	17,548	29.6
Non-interest expense	119,873	34,621	246.2	196,948	97,816	101.3

Income (loss) before income taxes	(104,697)	16,224	(745.3)	(95,737)	45,371	(311.0)
Minority interest	51	41	24.4	171	41	317.1
Income tax expense (benefit)	(10,040)	5,100	(296.9)	(7,757)	14,898	(152.1)

Net income (loss)	$(94,708)	$11,083	(954.5)	$(88,151)	$30,432	(389.7)

Memo: intangible asset amortization expense, net of tax	$598	$260	130.0	$1,706	$1,074	58.8

Non-GAAP Selected Income Statement Data:
($ in thousands)
Interest income	$74,025	$80,473	(8.0)%	$223,503	$224,632	(0.5)%
Interest expense	24,163	33,699	(28.3)	78,777	91,176	(13.6)

Net interest income	49,862	46,774	6.6	144,726	133,456	8.4
Provision for loan losses	14,716	3,925	274.9	35,927	6,378	463.3

Net interest income after provision for loan losses	35,146	42,849	(18.0)	108,799	127,078	(14.4)
Gain (loss) on sale of securities	87	380	(77.1)	304	664	(54.2)
Unrealized gains (losses) on assets and liabilities measured at fair value, net	5,251	1,676	213.3	7,326	(2,103)	(448.4)
Noninterest income, excluding securities and fair value gains (losses)	7,380	5,940	24.2	22,750	17,548	29.6
Non-interest expense, excluding goodwill impairment	40,631	34,621	17.4	117,706	97,816	20.3

Operating income before income taxes (1)	7,233	16,224	(55.4)	21,473	45,371	(52.7)
Minority interest	51	41	24.4	171	41	317.1
Income tax expense (benefit)	1,727	5,100	(66.1)	5,858	14,898	(60.7)

Net operating income (2)	$5,455	$11,083	(50.8)	$15,444	$30,432	(49.3)

(1)	Operating income represents income before income taxes, excluding securities impairment charges and the non-cash goodwill impairment charge.

(2)	Net operating income represents net income, excluding securities impairment charges and the non-cash goodwill impairment charge.

Western Alliance Bancorporation and Subsidiaries
Summary Consolidated Financial Data — Continued
Unaudited

	At or for the three months					For the nine months
	ended September 30,					ended September 30,
	2008		2007	Change %		2008	2007	Change %

Common Share Data:
Basic net income (loss) per share	(2.84)		0.38	(847.4)		(2.86)	1.06	(369.8)
Diluted net income (loss) per share	(2.84)		0.35	(911.4)		(2.86)	0.98	(391.8)
Book value per share	12.41		17.21	(27.9)
Tangible book value per share, net of tax (3)	8.44		9.10	(7.3)
Average shares outstanding (in thousands):
Basic	33,299		29,501	12.9		30,867	28,715	7.5
Diluted	33,299		31,703	5.0		30,867	30,916	(0.2)
Common shares outstanding	38,499		29,982	28.4

Non-GAAP Selected Performance Ratios:
Net operating return on average assets (6)	0.42%		0.90%	(53.3	) %	0.40%	0.90%	(55.6)
Net operating return on average tangible stockholders’ equity (5)(6)	4.13		8.46	(51.2)		4.04	8.40	(51.9)
Net operating efficiency ratio — tax equivalent basis (2)	70.47		65.14	8.2		69.78	63.85	9.3
Selected Performance Ratios:
Return on average assets (6)	(7.23	) %	0.90%	(903.3	) %	(2.27)%	0.90%	(352.2)%
Return on average tangible assets (4)(6)	(7.58)		0.95	(897.9)		(2.38)	0.94	(353.2)
Return on average stockholders’ equity (6)	(71.63)		8.46	(946.7)		(23.06)	8.40	(374.5)
Return on average tangible stockholders’ equity (5)(6)	(131.90)		15.99	(924.9)		(43.68)	14.84	(394.3)
Net interest margin (1)(6)	4.36		4.38	(0.5)		4.27	4.48	(4.7)
Net interest spread (6)	3.87		3.36	15.2		3.71	3.39	9.4
Efficiency ratio — tax equivalent basis (2)	207.89		65.14	219.1		116.76	63.85	82.9
Loan to deposit ratio	112.49		93.51	20.3

Capital Ratios:
Tangible Common Equity (7)	6.3%		5.7%	10.5%
Tier 1 Leverage ratio	8.3		7.7	7.8
Tier 1 Risk Based Capital	8.9		8.0	11.3
Total Risk Based Capital	11.4		10.3	10.7

Asset Quality Ratios:
Net charge-offs to average loans outstanding (6)	1.65%		0.07%	2,257.1%		0.98%	0.14%	600.0%
Nonaccrual loans to gross loans	0.71		0.46	54.3
Nonaccrual loans and OREO to total assets	0.78		0.33	136.4
Loans past due 90 days and still accruing to total loans	0.02		0.02	(18.9)
Allowance for loan losses to gross loans	1.45		1.13	28.3
Allowance for loan losses to nonaccrual loans	204.58%		245.76%	(16.8)%

(1)	Net interest margin represents net interest income as a percentage of average interest-earning assets.

(2)	The efficiency ratio represents noninterest expenses as a percentage of the total of net interest income plus noninterest income (tax equivalent basis). The net operating efficiency ratio excludes the $79.2 million goodwill impairment charge.

(3)	Tangible book value per share (net of tax) represents stockholders’ equity less intangibles, adjusted for deferred taxes related to intangibles, as a percentage of the shares outstanding at the end of the period.

(4)	Return on average tangible assets represents net income as a percentage of average total assets less average intangible assets.

(5)	Return on average tangible stockholders’ equity represents net income as a percentage of average total stockholders’ equity less average intangible assets.

(6)	Annualized

(7)	Tangible common equity represents total common equity less net intangibles as a percentage of total assets less net intangibles.

Primary Factors in Evaluating Financial Condition and Results of Operations
As a bank holding company, we focus on several factors in evaluating our financial condition and results of operations, including:
•	Return on Average Equity (ROE) and Return on Average Tangible Equity (ROTE);

•	Return on Average Assets (ROA) and Return on Average Tangible Assets (ROTA);

•	Asset Quality;

•	Asset and Deposit Growth; and

•	Operating Efficiency.
Return on Average Equity. Our net income for the three months ended September 30, 2008 decreased $105.8 million to a $94.7 million net loss compared to $11.1 million net income for the three months ended September 30, 2007. The decrease in net income was due primarily to securities impairment charges of $20.9 million (net of tax), a non-cash goodwill impairment charge of $79.2 million and a $10.8 million increase to the provision for loan losses caused by challenging economic conditions in our primary markets, partially offset by a $9.5 million decrease in interest expense due to lower costs of funds. Basic loss per share was $2.84 per share for the three months ended September 30, 2008 compared to $0.38 basic earnings per share for the same period in 2007. Diluted loss per share was $2.84 per share for the three month period ended September 30, 2008, compared to $0.35 diluted earnings per share for the same period in 2007. The decrease in net income and the increase in equity resulted in an ROE of (71.63)% for the three months ended September 30, 2008 compared to 8.46% for the three months ended September 30, 2007. ROTE decreased to (131.90)% for the three months ended September 30, 2008 compared to 15.99% for the three months ended September 30, 2007.
Our net income for the nine months ended September 30, 2008 decreased $118.6 million to a $88.2 million net loss compared to $30.4 million net income for the nine months ended September 30, 2007. The decrease in net income was due primarily to securities impairment charges of $24.4 million (net of tax) related to overall decline in financial markets and institutions, a non-cash goodwill impairment charge of $79.2 million and a $29.5 million increase to the provision for loan losses caused by challenging economic conditions in our primary markets, partially offset by a $11.3 million increase in net interest income and a $5.2 million increase in non-interest income excluding securities and fair value gains (losses). Basic loss per share was $2.86 per share for the nine months ended September 30, 2008 compared to $1.06 basic earnings per share for the same period in 2007. Diluted loss per share was $2.86 per share for the nine month period ended September 30, 2008, compared to $0.98 diluted earnings per share for the same period in 2007. The decrease in net income and the increase in equity resulted in an ROE and ROTE of (23.06)% and (43.68)%, respectively, for the nine months ended September 30, 2008 compared to 8.40% and 14.84%, respectively, for the nine months ended September 30, 2007.

Return on Average Assets. Our ROA for the three and nine months ended September 30, 2008 decreased to (7.23)% and (2.27)%, respectively, compared to 0.90% for both of the same periods in 2007. The ROTA for the three and nine months ended September 30, 2008 decreased to (7.58)% and (2.38)%, respectively, compared to 0.95% and 0.94% for the three and nine months ended September 30, 2007. The decreases in ROA and ROTA are primarily due to the decreases in net income as discussed above.
Asset Quality. For all banks and bank holding companies, asset quality plays a significant role in the overall financial condition of the institution and results of operations. We measure asset quality in terms of nonaccrual and restructured loans and assets as a percentage of gross loans and assets, and net charge-offs as a percentage of average loans. Net charge-offs are calculated as the difference between charged-off loans and recovery payments received on previously charged-off loans. As of September 30, 2008, impaired loans, including nonaccrual loans, were $43.9 million compared to $16.3 million at September 30, 2007. Non-accrual loans as a percentage of gross loans were 0.71% as of September 30, 2008, compared to 0.46% as of September 30, 2007. For the three and nine months ended September 30, 2008, net charge-offs as a percentage of average loans were 1.65% and 0.98%, respectively. For the same periods in 2007, net charge-offs as a percentage of average loans were 0.07% and 0.14%, respectively.
Asset Growth. The ability to produce loans and generate deposits is fundamental to our asset growth. Our assets and liabilities are comprised primarily of loans and deposits, respectively. Total assets increased 4.5% to $5.23 billion as of September 30, 2008 from $5.00 billion as of September 30, 2007. Gross loans grew 11.3% to $3.95 billion as of September 30, 2008 from $3.55 billion as of September 30, 2007. Total deposits decreased 7.5% to $3.51 billion as of September 30, 2008 from $3.79 billion as of September 30, 2007.
Operating Efficiency. Operating efficiency is measured in terms of how efficiently income before income taxes is generated as a percentage of revenue. Excluding the goodwill impairment charge, our tax-equivalent efficiency ratio (non-interest expenses divided by the sum of net interest income and non interest income, tax adjusted) for the three and nine months ended September 30, 2008 was 70.5% and 69.8%, respectively, compared to 65.1% and 63.9%, respectively, for the same periods in 2007. The increase was primarily driven by increases in salaries and benefits and occupancy costs associated with the growth of the PartnersFirst affinity credit card division 2007 and continued branch expansion during 2007 and early 2008.
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
The following table sets forth a summary financial overview for the three and nine months ended September 30, 2008 and 2007:

	Three Months Ended			Nine Months Ended
	September 30,		Increase	September 30,		Increase
	2008	2007	(Decrease)	2008	2007	(Decrease)
	(in thousands, except per share amounts)
Consolidated Statement of Earnings Data:
Interest income	$74,025	$80,473	$(6,448)	$223,503	$224,632	$(1,129)
Interest expense	24,163	33,699	(9,536)	78,777	91,176	(12,399)

Net interest income	49,862	46,774	3,088	144,726	133,456	11,270
Provision for loan losses	14,716	3,925	10,791	35,927	6,378	29,549

Net interest income after provision for loan losses	35,146	42,849	(7,703)	108,799	127,078	(18,279)
Gain (loss) on sale of securities	87	380	(293)	304	664	(360)
Securities impairment charges	(32,688)	—	(32,688)	(37,968)	—	(37,968)
Unrealized gains (losses) on assets and liabilities measured at fair value, net	5,251	1,676	3,575	7,326	(2,103)	9,429
Noninterest income, excluding securities and fair value gains (losses)	7,380	5,940	1,440	22,750	17,548	5,202
Noninterest expense	119,873	34,621	85,252	196,948	97,816	99,132

Net income (loss) before income taxes	(104,697)	16,224	(120,921)	(95,737)	45,371	(141,108)
Minority interest	51	41	10	171	41	130
Income tax expense (benefit)	(10,040)	5,100	(15,140)	(7,757)	14,898	(22,655)

Net income (loss)	$(94,708)	$11,083	$(105,791)	$(88,151)	$30,432	$(118,583)

Diluted earnings (loss) per share	$(2.84)	$0.35	$(3.19)	$(2.86)	$0.98	$(3.84)

The $105.8 million decrease in net income for the three months ended September 30, 2008 compared with the same period in 2007 was attributable primarily to securities impairment charges of $20.9 million (net of tax) due mainly to widening of credit spreads, which negatively affected the market values of our trust preferred CDO and adjustable rate preferred stock portfolios, a non-cash goodwill impairment charge of $79.2 million based on the assessment that goodwill was significantly impaired and a $10.8 million increase to the provision for loan losses related to the challenging economic conditions in our primary markets, partially offset by a $9.5 million decrease in interest expense due to lower costs of funds compared with the same period in 2007. Net income for the nine months ended September 30, 2008 decreased $118.6 million over the same period in 2007 due to the above mentioned items as well.
Net Interest Income and Net Interest Margin. The 6.6% increase in net interest income for the three months ended September 30, 2008 compared with the same period in 2007 was due to a decrease in interest expense of $9.5 million in excess of the $6.4 million decrease in interest income.
Net interest income for the nine months ended September 30, 2008 increased 8.4% over the same period in 2007. This was due to a decrease in interest expense of $12.4 million in excess of the $1.1 million decrease in interest income, reflecting the effect of a 1.27% decrease in average costs of funds.
The average yield on our interest-earning assets was 6.45% and 6.57% for the three and nine months ended September 30, 2008, respectively, compared to 7.50% and 7.52% for the same periods in 2007. The decrease in the yield on our interest-earning assets is primarily a result of a decrease in market rates, repricing on our adjustable rate loans, and new loans originated with lower interest rates due to the lower interest rate environment.
The cost of our average interest-bearing liabilities decreased to 2.58% and 2.86% in the three and nine months ended September 30, 2008, respectively, from 4.14% and 4.13% in the three and nine months ended September 30, 2007, respectively, which is a result of lower rates paid on deposit accounts and borrowings due to a lower interest rate environment.
Average Balances and Average Interest Rates. The tables below set forth balance sheet items on a daily average basis for the three and nine months ended September 30, 2008 and 2007 and present the daily average interest rates earned on assets and the daily average interest rates paid on liabilities for such periods. Nonaccrual loans have been included in the average loan balances. Securities include securities available-for-sale, securities held-to-maturity and securities carried at market value pursuant to SFAS 159 elections. Yields on tax-exempt securities and loans are computed on a tax equivalent basis.

	Three Months Ended September 30,
	2008			2007
			Average			Average
	Average		Yield/Cost	Average		Yield/Cost
($ in thousands)	Balance	Interest	(6)	Balance	Interest	(6)
Earning Assets
Securities:
Taxable	$521,900	$7,480	5.70%	$682,043	$10,068	5.86%
Tax-exempt (1)	89,587	875	5.97%	54,419	728	8.76%

Total securities	611,487	8,355	5.74%	736,462	10,796	6.07%
Federal funds sold and other	15,779	80	2.02%	26,075	358	5.45%
Loans (1) (2) (3)	3,926,021	64,977	6.58%	3,502,076	69,066	7.82%
Investment in restricted stock	40,888	613	5.96%	19,111	253	5.25%

Total earnings assets	4,594,175	74,025	6.45%	4,283,724	80,473	7.50%
Non-earning Assets
Cash and due from banks	118,230			103,798
Allowance for loan losses	(60,415)			(39,026)
Bank-owned life insurance	89,626			86,532
Other assets	467,854			434,118

Total assets	$5,209,470			$4,869,146

Interest Bearing Liabilities
Sources of Funds
Interest-bearing deposits:
Interest checking	252,881	969	1.52%	263,476	1,658	2.50%
Savings and money market	1,538,689	8,666	2.24%	1,728,102	16,335	3.75%
Time deposits	852,980	7,209	3.36%	704,584	8,578	4.83%

Total interest-bearing deposits	2,644,550	16,844	2.53%	2,696,162	26,571	3.91%
Short-term borrowings	909,700	4,977	2.18%	360,244	4,337	4.78%
Long-term debt	50,779	700	5.48%	72,326	933	5.12%
Junior sub. and subordinated debt	114,243	1,642	5.72%	98,670	1,858	7.47%

Total interest-bearing liabilities	3,719,272	24,163	2.58%	3,227,402	33,699	4.14%
Noninterest-Bearing Liabilities
Noninterest-bearing demand deposits	943,254			1,096,193
Other liabilities	20,955			26,027
Stockholders’ equity	525,989			519,524

Total liabilities and stockholders’ equity	$5,209,470			$4,869,146

Net interest income and margin (4)		$49,862	4.36%		$46,774	4.38%

Net interest spread (5)			3.87%			3.36%

(1)	Yields on loans and securities have been adjusted to a tax equivalent basis.

(2)	Net loan fees of $1,468 and $1,674 are included in the yield computation for September 30, 2008 and 2007, respectively.

(3)	Includes average non-accrual loans of $36,193 in 2008 and $8,826 in 2007.

(4)	Net interest margin is computed by dividing net interest income by total average earning assets.

(5)	Net interest spread represents average yield earned on interest-earning assets less the average rate paid on interest-bearing liabilities.

(6)	Annualized.

	Nine Months Ended September 30,
	2008			2007
			Average			Average
	Average		Yield/Cost	Average		Yield/Cost
($ in thousands)	Balance	Interest	(6)	Balance	Interest	(6)
Earning Assets
Securities:
Taxable	$603,323	$25,448	5.63%	$597,666	$25,358	5.67%
Tax-exempt (1)	80,534	2,537	6.47%	48,258	1,861	8.10%

Total securities	683,857	27,985	5.73%	645,924	27,219	5.85%
Federal funds sold and other	15,595	275	2.36%	33,909	1,400	5.52%
Loans (1) (2) (3)	3,830,441	193,498	6.75%	3,312,364	195,279	7.88%
Investment in restricted stock	41,488	1,745	5.62%	17,814	734	5.51%

Total earnings assets	4,571,381	223,503	6.57%	4,010,011	224,632	7.52%
Non-earning Assets
Cash and due from banks	108,093			102,650
Allowance for loan losses	(54,879)			(36,823)
Bank-owned life insurance	89,036			84,843
Other assets	464,590			376,981

Total assets	$5,178,221			$4,537,662

Interest Bearing Liabilities
Sources of Funds
Interest-bearing deposits:
Interest checking	260,278	3,200	1.64%	261,226	4,932	2.52%
Savings and money market	1,566,311	28,097	2.40%	1,587,501	44,996	3.79%
Time deposits	780,759	22,269	3.81%	670,442	24,348	4.86%

Total interest-bearing deposits	2,607,348	53,566	2.74%	2,519,169	74,276	3.94%
Short-term borrowings	906,978	17,731	2.61%	270,596	9,403	4.65%
Long-term debt	51,523	2,110	5.47%	55,891	2,088	4.99%
Junior sub. and subordinated debt	117,459	5,370	6.11%	103,661	5,409	6.98%

Total interest-bearing liabilities	3,683,308	78,777	2.86%	2,949,317	91,176	4.13%
Non-interest Bearing Liabilities
Noninterest-bearing demand deposits	961,661			1,080,251
Other liabilities	22,643			23,778
Stockholders’ equity	510,609			484,316

Total liabilities and stockholders’ equity	$5,178,221			$4,537,662

Net interest income and margin (4)		$144,726	4.27%		$133,456	4.48%

Net interest spread (5)			3.71%			3.39%

(1)	Yields on loans and securities have been adjusted to a tax equivalent basis.

(2)	Net loan fees of $4,322 and $4,580 are included in the yield computation for September 30, 2008 and 2007, respectively.

(3)	Includes average non-accrual loans of $25,003 in 2008 and $3,823 in 2007.

(4)	Net interest margin is computed by dividing net interest income by total average earning assets.

(5)	Net interest spread represents average yield earned on interest-earning assets less the average rate paid on interest-bearing liabilities.

(6)	Annualized.
Net Interest Income. The table below demonstrates the relative impact on net interest income of changes in the volume of earning assets and interest-bearing liabilities and changes in rates earned and paid by us on such assets and liabilities. For purposes of this table, non-accrual loans have been included in the average loan balances.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2008 v. 2007			2008 v. 2007
	Increase (Decrease)			Increase (Decrease)
	Due to Changes in (1) (2)			Due to Changes in (1) (2)
	Volume	Rate	Total	Volume	Rate	Total
			(in thousands)
Interest on securities:
Taxable	$(2,295)	$(293)	$(2,588)	$239	$(149)	$90
Tax-exempt	343	(196)	147	1,017	(341)	676
Federal funds sold and other	(52)	(226)	(278)	(323)	(802)	(1,125)
Loans	7,016	(11,105)	(4,089)	26,171	(27,952)	(1,781)
Other investments	326	34	360	996	15	1,011

Total interest income	5,338	(11,786)	(6,448)	28,100	(29,229)	(1,129)

Interest expense:
Interest checking	(41)	(648)	(689)	(12)	(1,720)	(1,732)
Savings and Money market	(1,067)	(6,602)	(7,669)	(380)	(16,519)	(16,899)
Time deposits	1,254	(2,623)	(1,369)	3,146	(5,225)	(2,079)
Short-term borrowings	3,006	(2,366)	640	12,441	(4,113)	8,328
Long-term debt	(297)	64	(233)	(179)	201	22

Junior sub. and subordinated debt	224	(440)	(216)	631	(670)	(39)

Total interest expense	3,079	(12,615)	(9,536)	15,647	(28,046)	(12,399)

Net increase (decrease)	$2,259	$829	$3,088	$12,453	$(1,183)	$11,270

(1)	Changes due to both volume and rate have been allocated to volume changes.

(2)	Changes due to mark-to-market gains/losses under SFAS 159 have been allocated to volume changes.
Provision for Loan Losses. The provision for loan losses in each period is reflected as a charge against earnings in that period. The provision is equal to the amount required to maintain the allowance for loan losses at a level that, in our judgment, is adequate to absorb probable loan losses inherent in the loan portfolio.
Our provision for loan losses was $14.7 million and $35.9 million for the three and nine months ended September 30, 2008, respectively, compared to $3.9 million and $6.4 million the same periods in 2007. Factors that impact the provision for loan losses are net charge-offs or recoveries, changes in the size and mix of the loan portfolio, the recognition of changes in current risk factors and specific reserves on impaired loans.
Non-Interest Income. We earn non-interest income primarily through fees related to:

•	Trust and investment advisory services,

•	Services provided to deposit customers, and

•	Services provided to current and potential loan customers.
The following tables present, for the periods indicated, the major categories of non-interest income, excluding securities and fair value gains (losses):

	Three Months Ended			Nine Months Ended
	September 30,		Increase	September 30,		Increase
	2008	2007	(Decrease)	2008	2007	(Decrease)
	(in thousands)
Trust and investment advisory services	$2,668	$2,633	$35	$8,199	$6,875	$1,324
Service charges	1,586	1,253	333	4,424	3,489	935
Income from bank owned life insurance	593	962	(369)	1,966	2,850	(884)
Other	2,533	1,092	1,441	8,161	4,334	3,827

Non-interest income, excluding securities and fair value gains (losses)	$7,380	$5,940	$1,440	$22,750	$17,548	$5,202

The $1.4 million and $5.2 million, or 24.2% and 29.6%, respectively, increases in non-interest income excluding net investment securities gains and net unrealized gain/loss on assets and liabilities measured at fair value from the three and nine months ended September 30, 2007 to the same periods in 2008 were due primarily to increases in investment advisory revenues, service-related charges and operating lease income.
Assets under management at Miller/Russell and Associates were $1.26 billion at September 30, 2008, down 21.3% from $1.60 billion at September 30, 2007. At Premier Trust, assets under management increased 18.8% from $276 million to $328 million from September 30, 2007 to September 30, 2008. On July 31, 2007, we acquired a majority interest in Shine Investment Advisory Services. Assets under management were $410 million as of the acquisition date and $384 million on September 30, 2008. The net growth in assets under management resulted in 1.3% and 19.3% increases, respectively, in trust and advisory fee revenue for the three and nine month periods ending September 30, 2008.
Service charges increased 26.6% and 26.8%, or $0.3 million and $0.9 million, respectively, from the three and nine months ended September 30, 2007 to the same periods in 2008 due to increased analysis and fee charges on deposit accounts.
Other income increased 132.0% and 88.3% from the three and nine months ended September 30, 2007 to the same periods in 2008 due primarily to increases in operating lease income, credit card charges and affinity income related to growth of our operations, as well as non-recurring income amounts of approximately $1.1 million.
Unrealized gains/losses on assets and liabilities measured at fair value. During the three and nine month periods ended September 30, 2008, we recognized net unrealized gains of $5.3 million and net unrealized gains of $7.3 million, respectively, on assets and liabilities measured at fair value. These gains are primarily the result of gains on our trust preferred liabilities due to a widening of interest rate spreads. We view the majority of these gains as temporary in nature since the changes in value on most of our financial instruments were not related to a change in credit profile, but rather such gains were the result of fluctuations in market yields.
Non-Interest Expense. The following table presents, for the periods indicated, the major categories of non-interest expense:

	Three Months Ended			Nine Months Ended
	September 30,		Increase	September 30,		Increase
	2008	2007	(Decrease)	2008	2007	(Decrease)
	(in thousands)
Goodwill impairment	$79,242	$—	$79,242	$79,242	$—	$79,242
Salaries and employee benefits	21,812	20,556	1,256	65,263	56,410	8,853
Occupancy	5,280	5,240	40	15,487	14,351	1,136
Advertising and other business development	3,123	1,485	1,638	7,596	4,405	3,191
Data processing	1,695	594	1,101	3,901	1,657	2,244
Legal, professional and director fees	1,066	828	238	3,234	3,039	195
Insurance	1,006	884	122	2,851	2,277	574
Intangible amortization	920	260	660	2,624	1,074	1,550
Customer service	910	1,675	(765)	3,223	4,895	(1,672)
Travel and automobile	604	404	200	1,306	960	346
Telephone	415	380	35	1,200	1,081	119
Correspondent and wire transfer costs	382	458	(76)	1,017	1,333	(316)
Supplies	374	499	(125)	1,156	1,518	(362)
Audits and exams	278	433	(155)	1,563	1,596	(33)
Merger expenses	—	—	—	—	747	(747)
Other	2,766	925	1,841	7,285	2,473	4,812

	$119,873	$34,621	$85,252	$196,948	$97,816	$99,132

Noninterest expense grew $85.3 million and $99.1 million, respectively, from the three and nine months ended September 30, 2007 to the same periods in 2008. These increases are attributable specifically to a $79.2 million non-cash goodwill impairment, our overall growth, and to merger and acquisition activity and the opening of new branches. At September 30, 2008, we had 1,017 full-time equivalent employees compared to 987 at September 30, 2007.
Intangible amortization increased $0.7 million and $1.6 million, respectively, from the three months and nine months ended September 30, 2007 to the same periods in 2008 as a result of decreases in the estimated amortizable lives of the core deposit intangibles acquired through prior acquisitions.
Other noninterest expense increased, in general, as a result of the growth in assets and operations of our banking subsidiaries, including the acquisitions of First Independent and Shine.
Financial Condition
Total Assets

On a consolidated basis, our total assets as of September 30, 2008 and December 31, 2007 were $5.23 billion and $5.02 billion, respectively. Assets experienced growth from the period ending September 30, 2007 to the period ending September 30, 2008 of $225.5 million, or 4.5%, including loan growth of $400.7 million, or 11.3%.
Loans
Our gross loans including deferred loan fees on a consolidated basis as of September 30, 2008 and December 31, 2007 were $3.95 billion and $3.63 billion, respectively. Our overall growth in loans from December 31, 2007 to September 30, 2008 is a result of targeting quality credit customers in our markets.
The following table shows the amounts of loans outstanding by type of loan at the end of each of the periods indicated:

	September 30,	December 31,
	2008	2007
	(in thousands)
Construction and land development	$804,854	$806,110
Commercial real estate	1,673,961	1,514,533
Residential real estate	571,909	492,551
Commercial and industrial	842,787	784,378
Consumer	62,038	43,517
Net deferred loan fees	(8,338)	(8,080)

Gross loans, net of deferred fees	3,947,211	3,633,009
Less: Allowance for loan losses	(57,097)	(49,305)

Loans, net	$3,890,114	$3,583,704

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
Impaired loans are loans for which it is probable that the Company will not be able to collect all amounts due according to the original contractual terms of the loan agreement. Other impaired loans include certain loans that are classified as substandard or doubtful for which it is probable full payment of principal and interest according to the contractual terms of the loan agreement will not be received.

The following table summarizes the loans for which the accrual of interest has been discontinued, loans past due 90 days or more and still accruing interest, restructured loans, other impaired loans and OREO:

	September 30,	December 31,
	2008	2007
	($ in thousands)
Total nonaccrual loans	$27,909	$17,873
Loans past due 90 days or more and still accruing	686	779

Total nonperforming loans	28,595	18,652

Restructured loans	6,634	3,782
Impaired loans acquired through merger	—	2,760
Other impaired loans, excluding restructured loans	8,694	9,920

Total impaired loans, including nonperforming loans	$43,923	$35,114

Other real estate owned (OREO)	$12,681	$3,412
Nonaccrual loans to gross loans	0.71%	0.49%
Loans past due 90 days or more and still accruing to total loans	0.02	0.02
Interest income received on nonaccrual loans	$180	$30
Interest income that would have been recorded under the original terms of the loans	$737	$765
As of September 30, 2008 and December 31, 2007, non-accrual loans totaled $27.9 million and $17.9 million, respectively. Nonaccrual loans at September 30, 2008 consisted of 69 loans.
OREO increased $9.3 million for the nine months ended September 30, 2008 to $12.7 million. This increase in 2008 was due to higher foreclosure volume and a longer period of time required to sell properties in the current market.
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
The following table summarizes the activity in our allowance for loan losses for the period indicated:

	Three months ended		Nine months ended
	September 30,		September 30,
	2008	2007	2008	2007
	($ in thousands)
Allowance for loan losses:
Balance at beginning of period	$58,688	$36,946	$49,305	$33,551
Acquisitions	—	(370)	—	3,419
Provisions charged to operating expenses	14,716	3,925	35,927	6,378
Recoveries of loans previously charged-off:
Construction and land development	4	—	4	—
Commercial real estate	—	—	—	—
Residential real estate	31	—	31	—
Commercial and industrial	115	14	402	168
Consumer	12	12	24	29

Total recoveries	162	26	461	197
Loans charged-off:
Construction and land development	10,113	—	14,518	—
Commercial real estate	1,366	—	1,548	—
Residential real estate	758	—	3,256	—
Commercial and industrial	4,173	328	8,962	3,146
Consumer	59	288	312	488

Total charged-off	16,469	616	28,596	3,634
Net charge-offs	16,307	590	28,135	3,437

Balance at end of period	$57,097	$39,911	$57,097	$39,911

Net charge-offs to average loans outstanding	1.65%	0.07%	0.98%	0.14%
Allowance for loan losses to gross loans	1.45	1.13
Net charge-offs totaled $16.3 million and $0.6 million for the three months ended September 30, 2008 and 2007, respectively. For the nine months ended September 30, 2008 and 2007, net charge-offs totaled $28.1 million and $3.4 million, respectively. The provision for loan losses totaled $14.7 million and $35.9 million for the three and nine months ended September 30, 2008, respectively, compared to $3.9 million and $6.4 million for the same periods in 2007. The increase in the provision for loan losses is due to higher historical losses, changes in size and mix of the loan portfolio and increases in specific reserves on impaired loans.
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
We use our investment securities portfolio to ensure liquidity for cash requirements, manage interest rate risk, provide a source of income and to manage asset quality. The carrying value of our investment securities as of September 30, 2008 totaled $622.0 million, compared to $736.2 million at December 31, 2007.
In 2007 and 2008 we maintained a high level of investment in mortgage-backed securities while shifting from U.S. Government agency obligations to higher yielding debt obligations (primarily collateralized debt obligations secured by bank and other financial company trust preferred liabilities) and adjustable rate preferred stock of bank and other financial companies.
The carrying value of our portfolio of investment securities at September 30, 2008 and December 31, 2007 was as follows:

	Carrying Value
	At September 30,	At December 31,
	2008	2007
	(in thousands)
U.S. Treasury securities	$8,172	$—
U.S. Government-sponsored agencies	14,722	24,128
Mortgage-backed obligations	437,635	502,784
State and Municipal obligations	19,467	22,211
Adjustable rate preferred stock	45,891	29,710
Debt obligations and structured securities	81,167	142,127
Other	14,953	15,240

Total investment securities	$622,007	$736,200

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
Net unrealized losses, net of taxes, increased $23.3 million for the nine months ended September 30, 2008 to $52.1 million from $28.7 million at December 31, 2007. The increase in unrealized losses is generally due to widening interest spreads which began in the third quarter of 2007. During March 2008, the near insolvency of Bear Stearns, followed by the collapse of several major financial institutions in the third quarter of 2008 caused the debt of almost all financial companies to decline in value. This compounded the lack of liquidity for such securities that existed since late 2007. The Company is actively monitoring these portfolios for declines in fair value that are considered other-than-temporary. These combined unrealized losses were not considered as other-than-temporary as of September 30, 2008.
The Company conducts an other-than-temporary impairment analysis on a quarterly basis. The initial indication of other-than-temporary impairment for both debt and equity securities is a decline in the market value below the amount recorded for an investment, and the severity and duration of the decline. In determining whether an impairment is other than temporary, the Company considers the length of time and the extent to which the market value has been below cost, recent events specific to the issuer, including investment downgrades by rating agencies and economic conditions of its industry, and the Company’s ability and intent to hold the investment for a period of time sufficient to allow for any anticipated recovery. For marketable equity securities, the Company also considers the issuer’s financial condition, capital strength, and near-term prospects. For debt securities and for perpetual preferred securities that are treated as debt securities for the purpose of other-than-temporary analysis, the Company also considers the cause of the price decline (general level of interest rates and industry- and issuer-specific factors), the issuer’s financial condition, near-term prospects and current ability to make future payments in a timely manner, the issuer’s ability to service debt, and any change in agencies’ ratings at evaluation date from acquisition date and any likely imminent action.
Gross unrealized losses at September 30, 2008 are primarily caused by interest rate changes, credit spread widening and reduced liquidity in applicable markets. The Company has reviewed securities on which there is an unrealized loss in accordance with its accounting policy for other-than-temporary impairment described above and recorded impairment charges totaling $38.0 million. This includes a $19.8 million impairment charge related to unrealized losses in the Company’s CDO portfolio, $15.2 million related to impairment losses in the Company’s adjustable rate preferred stock portfolio (ARPS) and $3.1 million related to an auction-rate leveraged security that was discussed in the Company’s Form 10-K for the year ended December 31, 2007.
The Company does not consider any other securities to be other-than-temporarily impaired. However, without recovery in the near term such that liquidity returns to the applicable markets and spreads return to levels that reflect underlying credit characteristics, additional other-than-temporary impairments may occur in future periods. At September 30, 2008, the Company had the ability and intent to hold all securities in the available-for-sale portfolio that have significant unrealized losses.

Goodwill
The Company recorded $217.8 million of goodwill from its merger-related activities during 2006 and 2007. In accordance with SFAS No. 141, goodwill is not amortized but rather tested for impairment annually. Impairment testing consists of comparing the fair value of the acquired reporting units with their carrying amounts, including goodwill. An impairment loss would be recorded to the extent the carrying value of the goodwill exceeds the fair value of the goodwill. At September 30, 2008, it was determined the implied fair value of the goodwill related to the acquisition of the FICN reporting unit was less than the carrying value on the Company’s balance sheet, which is one factor that is considered when determining goodwill impairment. Based on the assessment that goodwill was significantly impaired, we wrote down the $79.2 million of goodwill related to the FICN reporting unit, incurring a non-cash impairment charge. The remaining goodwill was also tested for impairment during the third quarter 2008; however, no impairment was deemed necessary based on the results of the testing.
Deposits
Deposits have historically been the primary source for funding our asset growth. As of September 30, 2008, total deposits were $3.51 billion, compared to $3.55 billion as of December 31, 2007. Our deposits related to customer relationships decreased approximately $98 million, and we acquired third party brokered certificates of deposit totaling approximately $60 million. Other time deposits were $318.4 million as of September 30, 2008, compared to $66.5 million as of December 31, 2007. The increase was due primarily to $150.7 million in new deposits associated with our certificate of deposit account registry service (CDARS), a $40.0 million increase in certificates of deposits (in the under $100 million category), and the acquired $60 million of brokered certificates of deposit mentioned above. We do not anticipate utilizing brokered deposits as a significant source of funding in future periods.
Although we expect deposit growth to continue to be the primary source of funding the asset growth of the Company, we anticipate further augmenting our liquidity through the use of alternative sources of funding, including overnight and term advances from the Federal Home Loan Bank and Federal Reserve Bank, repurchase agreements, subordinated debt and lines of credit.
The following table provides the average balances and weighted average rates paid on deposits for the three and nine months ended September 30, 2008:

	Three months ended		Nine months ended
	September 30, 2008		September 30, 2008
	Average Balance/Rate		Average Balance/Rate
	($ in thousands)

Interest checking (NOW)	$252,881	1.52%	$260,278	1.64%
Savings and money market	1,538,689	2.24	1,566,311	2.40
Time	852,980	3.36	780,759	3.81

Total interest-bearing deposits	2,644,550	2.53	2,607,348	2.74
Non-interest bearing demand deposits	943,254	—	961,661	—

Total deposits	$3,587,804	1.87%	$3,569,009	2.00%

Our customer repurchases increased $20.4 million to $295.4 million from December 31, 2007 to September 30, 2008.
Liquidity
The goals of our liquidity management are to ensure the ability of the Company to meet its financial commitments when contractually due and to respond to other demands for funds such as the ability to meet the cash flow requirements of customers who may be either depositors wanting to withdraw funds or borrowers who may need assurance that sufficient funds will be available to meet their credit needs.
Historically, the Company’s primary liquidity source has been its core deposit base. Over the past few months the Company’s reliance on collateralized FHLB and FRB borrowings has increased as one of its sources of affordable and immediately available liquidity. The level of such wholesale funding is monitored based on the Company’s liquidity requirements, and we maintain at all times what we believe to be an acceptable level of this collateralized borrowing capacity. The Company’s secured borrowing capacity was $1.34 billion, of which $607 million was available as of September 30, 2008. In addition to the secured borrowing relationship with the FHLB and FRB, the Company maintains adequate balances in liquid assets, which include cash and due from banks, Federal Funds sold, interest-bearing deposits in other financial institutions, and unpledged loans and investment securities available-for-sale. The Company also maintains unsecured lines of credit, subject to availability, of $140.0 million with correspondent banks for purchase of overnight funds. Another source of liquidity is the holding company’s $15.0 million revolving line of credit, all of which was available as of September 30, 2008.
The recent disruption in the financial credit and liquidity markets has had the effect of decreasing overall liquidity in the marketplace. While we have experienced modest net outflows of customer funds, we have augmented our funding needs with collateralized FHLB and FRB borrowings as well as CDARs and other brokered deposits. At September 30, 2008, the Company had $151.3 million of CDARs time deposits and $60.0 million of brokered time deposits, the availability of which is uncertain and subject to competitive market forces.
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
The following table provides a comparison of our risk-based capital ratios and leverage ratios to the minimum regulatory requirements as of September 30, 2008:

			Adequately-		Minimum For
			Capitalized		Well-Capitalized
	Actual		Requirements		Requirements
	($ in thousands)
As of September 30, 2008	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total Capital (to Risk Weighted Assets)	$537,557	11.4%	$376,898	8.0%	$471,123	10.0%
Tier I Capital (to Risk Weighted Assets)	$420,198	8.9%	$188,449	4.0%	$282,674	6.0%
Leverage ratio (to Average Assets)	$420,198	8.3%	$202,251	4.0%	$252,813	5.0%
The Company and each of its banking subsidiaries met the “well capitalized” guidelines under regulatory requirements as of September 30, 2008. The increases in our capital ratios for the quarter ended September 30, 2008, are primarily due to a private placement of approximately 4.3 million shares of common stock to a limited number of accredited investors at a price of $11.50 per share, resulting in gross proceeds to the company of $50 million before deducting offering expenses.
Segment Reporting
The Company adjusted its segment reporting composition in the current year in accordance with SFAS 131. We modified our reporting segments to more accurately reflect the way we manage and assess the performance of our business. We changed our segments to report our banking operations on a state-by-state basis rather than on a per bank basis, as we had done in the past, and we also created new segments to report our asset management and credit card operations. Previously, our asset management operations were included in “Other” and our credit card operations were included in “Torrey Pines Bank.”
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
Changes in Internal Control over Financial Reporting
There have not been any changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2008, which have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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

WESTERN ALLIANCE BANCORPORATION
Date: November 10, 2008	By:	/s/ Robert Sarver
Robert Sarver
President and Chief Executive Officer

Date: November 10, 2008	By:	/s/ Dale Gibbons
Dale Gibbons
Executive Vice President and Chief Financial Officer

Date: November 10, 2008	By:	/s/ Tom Edington
Tom Edington
Controller Principal Accounting Officer

EXHIBIT INDEX
31.1	CEO Certification Pursuant to Rule 13a-14(a)/15d-14(a)

31.2	CFO Certification Pursuant to Rule 13a-14(a)/15d-14(a)

32	CEO and CFO Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.