Form 10-K
period 2008-12-31
WESTERN ALLIANCE BANCORPORATION
filed 2009-03-16
CIK 1212545

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2008

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Transition period from                      to
Commission File Number: 001-32550
WESTERN ALLIANCE BANCORPORATION
(Exact Name of Registrant as Specified in Its Charter)

Nevada	88-0365922

(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer I.D. Number)

2700 W. Sahara Avenue, Las Vegas, NV	89102

(Address of Principal Executive Offices)	(Zip Code)
(702) 248-4200

Registrant’s telephone number, including area code
SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of Class	Name of Exchange on Which
Registered
Common Stock, $0.0001 Par Value	New York Stock Exchange
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
Yes ☐ No ☑
The aggregate market value of the registrant’s voting stock held by non-affiliates is approximately $264.3 million based on the June 30, 2008 closing price of said stock on the New York Stock Exchange ($7.76 per share).
As of March 1, 2009, 38,909,652 shares of the registrant’s common stock were outstanding.
Portions of the registrant’s definitive proxy statement for its 2009 Annual Meeting of Stockholders are incorporated by reference into Part III of this report.

PART I
ITEM 1. BUSINESS
WHERE YOU CAN FIND MORE INFORMATION
Under Sections 13 and 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we are required to file periodic and current reports with the Securities and Exchange Commission (“SEC”). We electronically file the following reports with the SEC: Form 10-K (Annual Report), Form 10-Q (Quarterly Report), Form 8-K (Current Report), and Form DEF 14A (Proxy Statement). We may file additional forms with the SEC. The SEC maintains an internet site, www.sec.gov, in which all forms filed electronically may be accessed. Additionally, all forms filed with the SEC and additional stockholder information is available free of charge on our website: www.westernalliancebancorp.com. We post these reports to our website as soon as reasonably practicable after filing them with the SEC. None of the information on or hyperlinked from our website is incorporated into this report.
Western Alliance Bancorporation
We are a bank holding company headquartered in Las Vegas, Nevada. We provide a full range of banking and related services to locally owned businesses, professional firms, real estate developers and investors, local non-profit organizations, high net worth individuals and other consumers through our subsidiary banks and financial services companies located in Nevada, Arizona, California and Colorado. On a consolidated basis, as of December 31, 2008, we had approximately $5.2 billion in assets, $4.1 billion in total loans, $3.7 billion in deposits and $495.5 million in stockholders’ equity. We have focused our lending activities primarily on commercial loans, which comprised 83.9% of our total loan portfolio at December 31, 2008. In addition to traditional lending and deposit gathering capabilities, we also offer a broad array of financial products and services aimed at satisfying the needs of small to mid-sized businesses and their proprietors, including cash management, trust administration and estate planning, custody and investments, equipment leasing and affinity credit card services nationwide.
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
In 2003, we opened Alliance Bank of Arizona in Phoenix, Arizona and Torrey Pines Bank in San Diego, California. In 2006, we opened Alta Alliance Bank in Oakland, California. In addition, we acquired both Nevada First Bank and Bank of Nevada as part of mergers that were completed in 2006. Both of these banks were merged into BankWest of Nevada (whose name was subsequently changed to Bank of Nevada).
In March 2007, we expanded our presence in Northern Nevada through the acquisition of First Independent Bank of Nevada, which is headquartered in Reno, Nevada. At December 31, 2008, the Company, through its banking and other subsidiaries, had total assets of approximately $5.2 billion and total deposits of approximately $3.7 billion.
In July 2007, we announced the formation of PartnersFirst Affinity Services (“PartnersFirst”), a division of our Torrey Pines Bank affiliate. PartnersFirst focuses on affinity credit card marketing using an innovative model and approach. Through our wholly-owned, non-bank subsidiaries, Miller/Russell & Associates, Inc. (“Miller/Russell”), Shine Investment Advisory Services, Inc. (“Shine”), and Premier Trust, Inc. (“Premier Trust”), we provide investment advisory and wealth management services, including trust administration and estate planning. We acquired Miller/Russell in May 2004, Premier Trust in December 2003 and a majority interest in Shine in July 2007. As of December 31, 2008, Miller/Russell had $1.0 billion in assets under management, Shine had $328 million in assets under management and Premier Trust had $316 million in assets under management and $488 million in total trust assets.

Recent Developments and Company Response
The global and U.S. economies, and the economies of the local communities in which we operate, experienced a rapid decline in 2008. The financial markets and the financial services industry in particular suffered unprecedented disruption, causing many major institutions to fail or require government intervention to avoid failure. These conditions were brought about largely by the erosion of U.S. and global credit markets, including a significant and rapid deterioration of the mortgage lending and related real estate markets. Despite these conditions, in 2008 we continued to grow net revenues (sum of net interest income and noninterest income, excluding securities impairment charges and net mark-to-market gains) to $223.9 million, up 9.6% from $204.3 million in 2007 and customer funds (sum of deposits and customer repurchase agreements) to $3.97 billion, up 4.0% or $151.3 million. However, as with many financial institutions, we suffered losses resulting primarily from significant provisions for loan losses, and substantial write-downs of securities holdings and goodwill.
The United States, state and foreign governments have taken or are considering taking extraordinary actions in an attempt to deal with the worldwide financial crisis and the severe decline in the economy. In the United States, the federal government has adopted the Emergency Economic Stabilization Act of 2008 (enacted on October 3, 2008) and the American Recovery and Reinvestment Act of 2009 (enacted on February 17, 2009). Among other matters, these laws:
•	provide for the government to invest additional capital into banks and otherwise facilitate bank capital formation (commonly referred to as the Troubled Asset Relief Program, or “TARP”);

•	increase the limits on federal deposit insurance; and

•	provide for various forms of economic stimulus, including to assist homeowners in restructuring and lowering mortgage payments on qualifying loans.
Other laws, regulations, and programs at the federal, state and even local levels are under consideration that seek to address the economic climate and/or the financial institutions industry. The effect of these initiatives cannot be predicted.
During 2008, the Company took advantage of TARP to raise new capital and strengthen its balance sheet. This capital, and capital that we raised earlier in the year from private investors, provide us with the flexibility to take advantage of opportunities that may arise out of the current disruption in the financial institution market.
The Company’s Bank of Nevada subsidiary was notified by banking regulators that its operations and activities will be subject to additional informal supervisory oversight following their September 30, 2008 examination of the bank. The bank will be required to enhance a variety of its policies, procedures and processes regarding asset quality, loan concentrations, liquidity, interest rate sensitivity, and investment securities. In addition, the bank will be required to obtain the non-objection of these agencies before engaging in any transaction that would materially change its balance sheet composition. The bank has already implemented a number of changes to its policies, procedures and processes in the last several months that we believe address many of these issues.
The Company is an FDIC-approved bidder for failed or distressed financial institutions, and we bid from time to time on the purchase of select assets and deposits of such institutions. In that regard, in February, 2009, our Bank of Nevada subsidiary was selected to acquire the deposits and certain assets of the former Security Savings Bank (Henderson, Nevada). On February 27, Security Savings Bank was closed by the Nevada Financial Institutions Division, and the FDIC was named receiver. Bank of Nevada agreed to assume all of the failed bank’s deposits, totaling approximately $132 million, excluding brokered deposits. Bank of Nevada paid no premium to acquire the deposits. No loans were acquired in this transaction.
We expect to continue evaluating similar failed bank opportunities in the future and, in addition, we are aggressively pursuing financially sound borrowers whose financing sources are unable to service their current needs as a result of liquidity or other concerns, seeking both their lending and deposits business. Although there can be no assurance that we will be successful, we are seeking to take advantage of the current disruption in our markets to continue to grow market share, assets and deposits in a prudent fashion, subject to applicable regulatory limitations.
Our Market Segments
We believe that there is a significant market segment of small to mid-sized businesses that are looking for a locally based commercial bank capable of providing a high degree of flexibility and responsiveness, in addition to offering a broad range of financial products and services. We believe that the local community banks that compete in our markets do not offer the same breadth of products and services that our customers require to meet their growing needs, while the large, national banks lack the flexibility and personalized service that our customers desire in their banking relationships. By offering flexibility and responsiveness to our customers and providing a full range of financial products and services, we believe that we can better serve our markets. We continually evaluate expansion of our banks, and the services they offer.

In 2008, the Company adjusted its segment reporting composition in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 131, Disclosures about Segments of an Enterprise and Related Information to more accurately reflect the way we manage and assess the performance of our business. We changed our segments to report our banking operations on a state-by-state basis rather than on a per bank basis, as we had done in the past, and we also created new segments to report our asset management and credit card operations. Previously, our asset management operations were included in “Other” and our credit card operations were included in “Torrey Pines Bank.”
The new structure is segmented as “Nevada” (Bank of Nevada and First Independent Bank of Nevada), “Arizona” (Alliance Bank of Arizona), “California” (Torrey Pines Bank and Alta Alliance Bank), “Asset Management” (Miller/Russell, Premier Trust and Shine), “Credit Card Services” (PartnersFirst) and “Other” (Western Alliance Bancorporation holding company, which includes Western Alliance Equipment Finance, a subsidiary of the parent company). Prior period balances have been reclassified to reflect the revised segmentation.
Our state-by-state bank and credit card segments derive a majority of their revenues from interest income, and our chief executive officer relies primarily on net interest income to assess the performance of these segments and make decisions about resources to be allocated to these segments. Our asset management segment derives a majority of its revenue from fees derived from assets under management, and our chief executive officer relies primarily on fees and managed assets when assessing performance of and allocating resources to this segment. The accounting policies of the reported segments are the same as those of the Company as described in Note 1 to the Consolidated Financial Statements. Transactions between segments consist primarily of borrowings and loan participations. Federal funds purchases and sales and other borrowed funds transactions result in profits that are eliminated for reporting consolidated results of operations. Loan participations are recorded at par value with no resulting gain or loss. The Company allocates centrally provided services to the operating segments based upon estimated usage of those services. Please refer to Note 20, “Segment Information,” to our Consolidated Financial Statements for financial information regarding segment reporting.
Information regarding the composition of our operating segments follows.
Nevada Segment
Our Nevada banking operations, include Bank of Nevada, a Nevada-chartered commercial bank headquartered in Las Vegas, Nevada, and First Independent Bank of Nevada, a Nevada-chartered commercial bank headquartered in Reno, Nevada. As of December 31, 2008, the Nevada operating segment had $3.5 billion in assets, $2.7 billion in loans and $2.2 billion in deposits. The Nevada operating segment has 21 full-service offices located in the Las Vegas, Henderson, North Las Vegas, Mesquite, Reno, Sparks, Fallon, and Spanish Springs. In addition, BW Real Estate, Inc., a wholly-owned subsidiary of Bank of Nevada, operates as a real estate investment trust, and holds certain of Bank of Nevada’s real estate loans and related securities.
Arizona Segment
Our Arizona banking operations include Alliance Bank of Arizona, an Arizona-chartered commercial bank headquartered in Phoenix, Arizona. As of December 31, 2008, the Arizona operating segment had $867.2 million in assets, $677.8 million in loans and $679.8 million in deposits. The Arizona operating segment has 11 full-service offices located in Phoenix, Tucson, Scottsdale, Sedona, Mesa and Flagstaff.
California Segment
Our California banking operations include Torrey Pines Bank, a California-chartered commercial bank headquartered in San Diego, California, and Alta Alliance Bank, a California-chartered commercial bank headquartered in Oakland, California. As of December 31, 2008, the California operating segment had $971.2 million in assets, $774.1 million in loans and $820.5 million in deposits. The California operating segment has 9 full-service offices located in San Diego, La Mesa, Carlsbad, Oakland, and Piedmont.

Asset Management Segment
Our asset management operating segment includes Miller/Russell & Associates, Inc., Shine Investment Advisory Services, Inc., and Premier Trust, Inc., all of which offer investment advisory services to businesses, individuals, and non-profit entities. Other services offered include wealth management services, such as trust administration of personal and retirement accounts, estate and financial planning, custody services and other investments. As of December 31, 2008, the asset management operating segment had $1.7 billion in total assets under management and $488 million in total trust assets. The asset management operating segment has offices in Phoenix, Tucson, San Diego, Las Vegas, and Lone Tree, Colorado.
Credit Card Services Segment
Our credit card services operating segment includes PartnersFirst Affinity Services, a division of Torrey Pines Bank that focuses on affinity credit card marketing. As of December 31, 2008, it had $28 million in credit card loans outstanding to 13,725 accounts, and represented 55 affinity groups.
Lending Activities
We provide a variety of financial services to our customers, including commercial and residential real estate loans, construction and land development loans, commercial loans, and to a lesser extent, consumer loans. Our lending efforts have focused on meeting the needs of our business customers, who have typically required funding for commercial and commercial real estate enterprises. Loans for business comprised 83.9% of our total loan portfolio at December 31, 2008.
Commercial Real Estate Loans. The majority of our lending activity consists of loans to finance the purchase of commercial real estate and loans to finance inventory and working capital that are additionally secured by commercial real estate. We have a commercial real estate portfolio comprised of loans on apartment buildings, professional offices, industrial facilities, retail centers and other commercial properties. As of December 31, 2008, 47.9% of our commercial real estate and construction loans were owner-occupied.
Construction and Land Development Loans. The principal types of our construction loans include industrial/warehouse properties, office buildings, retail centers, medical facilities, restaurants and single-family homes. Construction and land development loans are primarily made only to experienced local developers with whom we have a satisfactory lending history. An analysis of each construction project is performed as part of the underwriting process to determine whether the type of property, location, construction costs and contingency funds are appropriate and adequate. We extend commercial raw land loans primarily to borrowers who plan to initiate active development of the property within two years.
Commercial and Industrial Loans. We originate commercial and industrial loans, including working capital lines of credit, inventory and accounts receivable lines, equipment loans and other commercial loans. We focus on making commercial loans to small and medium-sized businesses in a wide variety of industries. We also are a “Preferred Lender” in Arizona with the SBA.
Residential Loans. We originate residential mortgage loans secured by one to four-family properties, most of which serve as the primary residence of the owner. Most of our loan originations result from relationships with existing or past customers, members of our local community, and referrals from realtors, attorneys and builders.
Consumer Loans. We offer a variety of consumer loans to meet customer demand and to respond to community needs. Consumer loans are generally offered at a higher rate and shorter term than residential mortgages. Examples of our consumer loans include:
•	home equity loans and lines of credit;

•	home improvement loans;

•	credit card loans;

•	new and used automobile loans; and

•	personal lines of credit.
As of December 31, 2008, our loan portfolio totaled $4.1 billion, or approximately 78.1% of our total assets. The following table sets forth the composition of our loan portfolio as of December 31, 2008 and 2007.

	December 31,
	2008		2007
Loan Type	Amount	Percent	Amount	Percent
		($ in millions)
Construction and land development	$820.9	20.0%	$806.1	22.1%
Commercial real estate	1,763.4	42.9%	1,514.5	41.6%
Residential real estate	589.2	14.4%	492.6	13.5%
Commercial and industrial	860.3	21.0%	784.4	21.5%
Consumer	71.1	1.7%	43.5	1.3%

Total gross loans	4,104.9	100.0%	3,641.1	100.0%

Less: net deferred loan fees	(9.2)		(8.1)

Gross loans, net of deferred loan fees	$4,095.7		3,633.0

For additional information concerning our loans, see “Management Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Loans.”
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
Loan Approval Procedures and Authority
Our loan approval procedures are executed through a tiered loan limit authorization process, which is structured as follows:
•
Individual Authorities. The board of directors of each subsidiary bank sets the authorization levels for individual loan officers on a case-by-case basis. Generally, the more experienced a loan officer, the higher the authorization level. The maximum approval authority for a loan officer is $2.0 million for real estate secured loans and $750,000 for other loans.

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

•
Credit Administration. Credits in excess of the Management Loan Committee authority are submitted by the bank subsidiary to Western Alliance’s Credit Administration. Credit Administration consists of the chief credit officers of Western Alliance and Bank of Nevada. Credit Administration has approval authority up to established house concentration limits which range from $10 million to $35 million, depending on quality risk rating.

•
Board of Directors Oversight. The CEO of Western Alliance Bancorporation acting with the Chairman of the Board of Directors of Bank of Nevada has approval authority up to the bank’s legal lending limit.

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
Our affiliate banks are able to leverage their relationships with one another to participate in loans collectively which they otherwise would not be able to accommodate on an individual basis. As of December 31, 2008, the aggregate lending limit of our subsidiary banks was approximately $126.2 million. At such date, our largest loan totaled $22.5 million.
Concentrations of Credit Risk. Our lending policies also establish customer and product concentration limits to control single customer and product exposures. Our lending policies have several different measures to limit concentration exposures. Set forth below are the primary segmentation limits and actual measures as of December 31, 2008:

	Percent of Total Capital		Percent of Total Loans

	Policy Limit	Actual	Policy Limit	Actual

Commercial Real Estate — Term	400%	356%	65%	43%
Construction	250	166	30	20
Commercial and Industrial	200	174	30	21
Residential Real Estate	225	119	65	14
Consumer	50	14	15	2
Asset Quality
General
To measure asset quality, we have instituted a loan grading system consisting of nine different categories. The first five are considered “satisfactory.” The other four grades range from a “watch” category to a “loss” category and are consistent with the grading systems used by Federal banking regulators. All loans are assigned a credit risk grade at the time they are made, and each originating loan officer reviews the credit with his or her immediate supervisor on a quarterly basis to determine whether a change in the credit risk grade is warranted. In addition, the grading of our loan portfolio is reviewed, at minimum, annually by an external, independent loan review firm.

Collection Procedure
If a borrower fails to make a scheduled payment on a loan, we attempt to remedy the deficiency by contacting the borrower and seeking payment. Contacts generally are made within 15 business days after the payment becomes past due. Bank of Nevada maintains a Special Asset Department, which generally services and collects loans rated Substandard or worse. Due to their smaller volume of classified loans, each of the other smaller affiliates have collection of classified loans supervised by senior executive within each bank. Each bank’s chief credit officer is responsible to monitor activity that may indicate increased risk rating, such as past-dues, overdrafts, loan agreement covenant defaults, etc. Each bank’s chief credit officer can approve charge-offs up to $5,000. Amounts in excess of $5,000 require the approval of each bank’s respective board of directors. Loans deemed uncollectible are proposed for charge-off on a monthly basis at each respective bank’s monthly board meeting.
Nonperforming Loans
Our policies require that the chief credit officer of each bank continuously monitor the status of that bank’s loan portfolio and prepare and present to the board of directors a monthly report listing all credits 30 days or more past due. All relationships graded “substandard” or worse typically are transferred to the Special Assets Department, within Bank of Nevada; or to lender supervisors within the smaller affiliates, for corrective action. In addition, we prepare detailed status reports for all relationships rated “watch” or lower on a quarterly basis. These reports are provided to management and the board of directors of the applicable bank and Western Alliance.
Our policy is to classify all loans 90 days or more past due and all loans on a nonaccrual status as “substandard” or worse, unless extraordinary circumstances suggest otherwise.
We generally stop accruing income on loans when interest or principal payments are in arrears for 90 days, or earlier if the bank’s management deems appropriate. We designate loans on which we stop accruing income as nonaccrual loans and we reverse outstanding interest that we previously accrued. We recognize income in the period in which we collect it, when the ultimate collectibility of principal is no longer in doubt. We return nonaccrual loans to accrual status when factors indicating doubtful collection no longer exist and the loan has been brought current.
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

•
“Substandard.” These assets contain well-defined credit weaknesses and are characterized by the distinct possibility that the bank will sustain some loss if such weakness or deficiency is not corrected. These loans generally are adequately secured and in the event of a foreclosure action or liquidation, the bank should be protected from loss. All loans 90 days or more past due and all loans on nonaccrual are considered at least “substandard,” unless extraordinary circumstances would suggest otherwise.

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

Allowance for Loan Losses
The allowance for loan losses reflects our evaluation of the probable losses in our loan portfolio. Although management at each of our banking subsidiaries establishes its own allowance for loan losses, each bank utilizes consistent evaluation procedures. The allowance for loan losses is maintained at a level that represents each bank’s management’s best estimate of losses in the loan portfolio at the balance sheet date that are both probable and reasonably estimable. This evaluation is inherently subjective as it requires material estimates including the amounts and timing of future cash flows expected to be received on impaired loans that may be susceptible to significant change.
We maintain the allowance through provisions for loan losses that we charge to income. We charge losses on loans against the allowance for loan losses when we believe the collection of loan principal is unlikely. Recoveries on loans charged-off are restored to the allowance for loan losses. Allocation of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management’s judgment, is deemed to be uncollectible.
In assessing the adequacy of the allowance, we also consider the results of our ongoing independent loan review process. We undertake this process both to ascertain whether there are loans in the portfolio whose credit quality has weakened over time and to assist in our overall evaluation of the risk characteristics of the entire loan portfolio. Our loan review process includes the judgment of management, the input from our independent loan reviewer, and reviews that may have been conducted by bank regulatory agencies as part of their usual examination process. We incorporate loan review results in the determination of whether or not it is probable that we will be able to collect all amounts due according to the contractual terms of a loan.
The criteria that we consider in connection with determining the overall allowance for loan losses include:
•	results of the quarterly credit quality review;

•	historical loss experience in each segment of the loan portfolio;

•	general economic and business conditions affecting our key lending areas;

•	credit quality trends (including trends in nonperforming loans expected to result from existing conditions);

•	collateral values;

•	loan volumes and concentrations;

•	age of the loan portfolio;

•	specific industry conditions within portfolio segments;

•	duration of the current business cycle;

•	bank regulatory examination results; and

•	external loan review results.
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

As part of management’s quarterly assessment of the allowance, management divides the loan portfolio into seven segments: construction and land, revolving 1-4 family, closed-end 1-4 family, multifamily, commercial and industrial, commercial real estate, and consumer and credit card. Historical losses are calculated for each segment.
The historical loan loss for all seven loan portfolio segments are then adjusted for management’s estimate of probable losses for several “environmental” factors. The allocation for environmental factors is particularly subjective and does not lend itself to exact mathematical calculation. This amount represents estimated probable inherent credit losses which exist, but have not yet been identified, as of the balance sheet date, and are based upon quarterly trend assessments in delinquent and nonaccrual loans, unanticipated charge-offs, credit concentration changes, prevailing economic conditions, changes in lending personnel experience, changes in lending policies or procedures and other influencing factors. These environmental factors are considered for each of the seven loan segments and the allowance allocation, as determined by the processes noted above for each component, is increased or decreased based on the incremental assessment of these various “environmental” factors.
The assessment also includes an unallocated component. We believe that the unallocated amount is warranted for inherent factors that cannot be practically assigned to individual loan categories, such as the current volatility of the national and global economy.
We test the resulting allowance by comparing the balance in the allowance to historical trends and industry and peer information. Our management then evaluates the result of the procedures performed, including the result of our testing, and concludes on the appropriateness of the balance of the allowance in its entirety. The audit committee of our board of directors reviews and approves the assessment prior to the filing of quarterly and annual financial information.
Various regulatory agencies, as well as our outsourced loan review function, as an integral part of their review process, periodically review our loan portfolios and the related allowance for loan losses. Regulatory agencies may from time to time require us to increase the allowance for loan losses based on their review of information available to them at the time of their examination.
As of December 31, 2008, our allowance for loan losses was $74.8 million, or 1.83% of total loans.
Investment Activities
Each of our banking subsidiaries has its own investment policy, which is established by our board of directors and is approved by each respective bank’s board of directors. These policies dictate that investment decisions will be made based on the safety of the investment, liquidity requirements, potential returns, cash flow targets, and consistency with our interest rate risk management. Each bank’s chief financial officer is responsible for making securities portfolio decisions in accordance with established policies. The chief financial officer has the authority to purchase and sell securities within specified guidelines established by the investment policy. All transactions for a specific bank are reviewed by that bank’s asset management liability committee or board of directors.
Based on changes to the policies made in 2008, our banks’ investment policies generally limit securities investments to cash and cash equivalents, which includes short-term investments with a duration of less than 180 days issued by companies rated “A” or better; securities backed by the full faith and credit of the U.S. government, including U.S. treasury bills, notes, and bonds, and direct obligations of Ginnie Mae (and may in the future encompass certain securities associated with the TARP program); mortgage-backed securities (“MBS”) or collateralized mortgage obligations (“CMO”) issued by a government-sponsored enterprise (“GSE”) such as Fannie Mae, Freddie Mac, or Ginnie Mae; municipal securities with a rating of “AAA” or better; and mandatory purchases of equity securities of the Federal Reserve Bank (“FRB”) and Federal Home Loan Bank (“FHLB”).
We no longer purchase (although we may continue to hold previously acquired) collateralized debt obligations, adjustable rate preferred securities, or private label collateralized mortgage obligations. In 2008, the Company wrote down its entire collateralized debt obligation portfolio and incurred total other-than-temporary securities impairment charges of $156.8 million for the year.

Our policies also govern the use of derivatives, and provide that the Company and its banking subsidiaries are to prudently use derivatives as a risk management tool to reduce the Bank’s overall exposure to interest rate risk, and not for speculative purposes.
All of our investment securities are classified as “available-for-sale,” “held-to-maturity” or “measured at fair value” pursuant to SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities and SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. Available-for-sale securities are reported at fair value in accordance with SFAS No. 157, Fair Value Measurements, with unrealized gains and losses excluded from earnings and instead reported as a separate component of stockholders’ equity. Held-to-maturity securities are those securities that we have both the intent and the ability to hold to maturity. These securities are carried at cost adjusted for amortization of premiums and accretion of discounts. Securities measured at fair value are reported at fair value, with unrealized gains and losses included in current earnings.
As of December 31, 2008, we had an investment securities portfolio of $565.4 million, representing approximately 10.8% of our total assets, with the majority of the portfolio invested in AAA-rated securities. The average duration of our investment securities is 4.4 years as of December 31, 2008. The following table summarizes our investment securities portfolio as of December 31, 2008 and 2007.

	December 31,
	2008		2007
	Amount	Percent	Amount	Percent
		($ in millions)
Direct obligation and GSE mortgage-backed securities	$436.6	77.2%	$339.5	46.1%
Private label mortgage-backed securities	38.4	6.8%	163.0	22.2%
SBA loan pools	0.2	0.0%	0.3	0.0%
U.S. Treasury securities	8.2	1.5%	-	-
U.S. Government sponsored agency securities	2.5	0.4%	24.1	3.3%
Adjustable rate preferred stock	27.7	4.9%	29.7	4.0%
Municipal bonds	19.0	3.4%	22.3	3.0%
Debt obligations and structured securities	17.5	3.1%	142.1	19.3%
Other	15.3	2.7%	15.2	2.1%

Total Investment Securities	$565.4	100.0%	$736.2	100.0%

As of December 31, 2008 and December 31, 2007, we had an investment in bank-owned life insurance (“BOLI”) of $90.7 million and $88.1 million, respectively. We purchased the BOLI to help offset employee benefit costs. For additional information concerning our investments, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Investments.”
Deposit Products and Other Funding Sources
We offer a variety of deposit products to our customers, including checking accounts, savings accounts, money market accounts and other deposit accounts, including fixed-rate, fixed maturity retail certificates of deposit ranging in terms from 30 days to five years, individual retirement accounts, and non-retail certificates of deposit consisting of jumbo certificates greater than or equal to $100,000. We have historically focused on attracting low cost core deposits. As of December 31, 2008, our deposit portfolio was comprised of 27.7% noninterest bearing deposits and 28.4% time deposits.
Our noninterest bearing deposits consist of noninterest bearing checking accounts, which, as of December 31, 2008, were comprised of 8.4% title company deposits, which consist primarily of deposits held in escrow pending the closing of commercial and residential real estate transactions, and, to a lesser extent, operating accounts for title companies; 84.9% other business deposits, which consist primarily of operating accounts for businesses; and 6.7% consumer deposits. We consider these deposits to be core deposits. We believe these deposits are generally not interest rate sensitive since these accounts are not created for investment purposes.
The competition for these deposits in our markets is strong. We believe our success in attracting and retaining these deposits is based on several factors, including (1) the high level of service we provide to our customers; (2) our ability to attract and retain experienced relationship bankers who have strong relationships in their communities; (3) our broad array of cash management services; (4) our competitive pricing on earnings credits paid on these deposits; and (5) our ability to provide extended federal deposit insurance coverage through our multiple bank charters. We intend to continue our efforts to attract deposits from our business lending relationships in order to maintain our low cost of funds and improve our net interest margin. The loss of a significant part of our low-cost deposit base would negatively impact our profitability.
Deposit flows are significantly influenced by general and local economic conditions, changes in prevailing interest rates, internal pricing decisions, perceived stability of financial institutions and competition. Our deposits are primarily obtained from areas surrounding our branch offices. In order to attract and retain deposits, we rely on providing quality service and introducing new products and services that meet our customers’ needs.
Each subsidiary bank’s asset and liability committee sets its own deposit rates. Our banks consider a number of factors when determining their individual deposit rates, including:
•	Information on current and projected national and local economic conditions and the outlook for interest rates;

•	The competitive environment in the markets it operates in;

•	Loan and deposit positions and forecasts, including any concentrations in either; and

•	FHLB and Federal Reserve advance rates and rates charged on other sources of funds.
As of December 31, 2008, we had approximately $3.7 billion in total deposits. The following table shows our deposit composition as of December 31, 2008 and 2007:

	December 31,
	2008		2007
	Amount	Percent	Amount	Percent
		($ in thousands)
Noninterest bearing demand	$1,010,625	27.7%	$1,007,642	28.4%
Savings and money market	1,351,502	37.0%	1,558,867	43.9%
Time, $100K and over	638,806	17.5%	649,351	18.3%
Interest bearing demand	253,529	6.9%	264,586	7.5%
Other time	397,804	10.9%	66,476	1.9%

Total deposits	$3,652,266	100.0%	$3,546,922	100.0%

In addition to our deposit base, we have access to other sources of funding, including FHLB and Federal Reserve advances, repurchase agreements and unsecured lines of credit with other financial institutions. Additionally, in the past, we have accessed the capital markets through trust preferred offerings, although this market was largely closed in the second half of 2008. For additional information concerning our deposits see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Deposits.”
Financial Products & Services
In addition to traditional commercial banking activities, we provide other financial services to our customers, including:
•	Internet banking;

•	Wire transfers;

•	Electronic bill payment;

•	Lock box services;

•	Courier services;

•	Cash vault; and

•	Cash management services (including account reconciliation, collections and sweep accounts).
We have a service center facility which increases our capacity to provide courier, cash management and other business services.
Through Miller/Russell and Shine, we provide customers with asset allocation and investment advisory services. In addition, we provide wealth management services including trust administration of personal and retirement accounts, estate and financial planning, custody services and investments through Premier Trust.
Through PartnersFirst, we offer credit cards using an innovative, partner-centric model serving affinity groups across a wide range of special interests and affiliations, including; colleges & universities, professional associations, sports, outdoor sporting and wildlife conservation organizations, and many more.
Customer, Product and Geographic Concentrations
Approximately 62.9% of our loan portfolio as of December 31, 2008 consisted of commercial real estate secured loans, including commercial real estate loans and construction and land development loans. Moreover, our business activities are currently focused in the Las Vegas, San Diego, Tucson, Phoenix, Reno and Oakland metropolitan areas. Consequently, our business is dependent on the trends of these regional economies. No individual or single group of related accounts is considered material in relation to our assets or deposits or in relation to our overall business.
Competition
The banking and financial services industries in our market areas remain highly competitive despite the recent economic downturn. Many of our competitors are much larger in total assets and capitalization, have greater access to capital markets and offer a broader range of financial services than we can offer.
This increasingly competitive environment is primarily a result of changes in regulation that made mergers and geographic expansion easier; changes in technology and product delivery systems, such as ATM networks and web-based tools; the accelerating pace of consolidation among financial services providers; and the flight of deposit customers to perceived increased safety. We compete for loans, deposits and customers with other commercial banks, local community banks, savings and loan associations, securities and brokerage companies, mortgage companies, insurance companies, finance companies, money market funds, credit unions, and other non-bank financial services providers. In recent periods, we have also had the opportunity to bid on resolutions of a number of financial institutions and the asset portfolios of other institutions, and we face stiff competition for these investment opportunities from these same competitors, and also from well-funded investment vehicles that have been formed to capitalize on the recent market distress.
Competition for deposit and loan products remains strong from both banking and non-banking firms, and this competition directly affects the rates of those products and the terms on which they are offered to consumers. Competition for deposits has increased markedly, with many bank customers turning to deposit accounts at the largest, most-well capitalized financial institutions or the purchase of U.S. treasury securities.
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
Employees
As of December 31, 2008, we had 1,020 full-time equivalent employees. We believe our success has been the result, in part, of our ability to attract and retain experienced relationship bankers that have strong relationships in their communities. These professionals bring with them valuable customer relationships, and have been an integral part of our ability to expand rapidly in our market areas. These professionals allow us to be responsive to the needs of our customers and provide a high level of service to local businesses. We intend to continue to hire experienced relationship bankers as we expand our franchise.
SUPERVISION AND REGULATION
The following discussion is only intended to summarize some of the significant statutes and regulations that affect the banking industry, and therefore is not a comprehensive survey of the field. These summaries are qualified in their entirety by reference to the particular statute or regulation that is referenced or described. In recent weeks and months, substantial new legislation has been adopted relating to financial institutions and current economic conditions. Many of these laws have been in effect for only a limited time, and have produced limited or no relief to the capital, credit and real estate markets. Further, full implementation of many of these new laws will require adoption of regulations and program parameters. In addition, regulatory oversight of financial institutions has increased markedly in recent periods. Regulators may conduct a variety of evaluations, including compliance audits and safety and soundness reviews. These can require that financial institutions change their practices or policies, write down assets or increase reserves (and therefore reduce their capital base), and take or omit to take other actions deemed prudent by the regulatory body. There can be no assurance that new laws and regulations will increase the stability of financial institutions or stimulate the economy in the near term or at all, or that the Company will not become subjected to conditions, policies or directives resulting from regulatory evaluations.
Recent Regulatory Initiatives
The Emergency Economic Stabilization Act of 2008 (“EESA” or the “financial stability legislation”) was enacted on October 3, 2008 to create TARP, which provides authority for the Treasury to purchase and insure certain types of troubled assets, and for other purposes.
One component of TARP is a generally available capital access program known as the Capital Purchase Program (“CPP”) under which a financial institution may issue preferred shares and warrants to purchase shares of its common stock to the Treasury, subject to certain conditions. The goal of the CPP is to help stabilize the financial system as a whole and ensure the availability of credit necessary for the country’s economic recovery. On November 21, 2008, as part of the CPP, the Company sold to the Treasury (i) 140,000 shares of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A (the “Series A Preferred Stock”), par value $0.0001 per share, having a liquidation preference of $1,000 per share and (ii) a ten-year warrant to purchase up to 1,574,213 shares of the Company’s common stock, par value $0.0001 per share, at an initial exercise price of $13.34 per share, for an aggregate purchase price of $140 million. All of the proceeds from the sale of the Series A Preferred Stock were treated as Tier 1 capital for regulatory purposes.
For additional information regarding the terms of the Series A Preferred Stock and the warrant, please see the notes to our financial statements and other filings we have made with the SEC.
In connection with the investment by the Treasury, until such time as the Treasury does not own any debt or equity securities of the Company or the warrant, the Company will take all necessary action to ensure that its benefit plans applicable to its senior executive officers comply with Section 111(b) of EESA, as implemented by any guidance or regulation under EESA that has been issued and is in effect as of the date of issuance of the Series A Preferred Stock and the warrant, and has agreed to not adopt any benefit plans with respect to, or which covers, its senior executive officers that do not comply with EESA. Additionally, the Treasury requested James Lundy, Duane Froeschle, Robert G. Sarver, Merrill S. Wall, Bruce Hendricks, Dale Gibbons and Gerald Cady (each a “Senior Executive Officer”) to execute waivers voluntarily waiving any claim against the Treasury or the Company for any changes to such Senior Executive Officer’s compensation or benefits that are required to comply with the regulations issued by the Treasury under the CPP as published in the Federal Register on October 20, 2008 and acknowledging that the regulations may require modification of the compensation, bonus, incentive and other benefit plans, arrangements and policies and agreements (including so-called “golden parachute” agreements) as they relate to the period the Treasury holds any equity or debt securities of the Company acquired through the CPP.
On February 4, 2009, the Treasury announced new restrictions on executive compensation for institutions receiving financial assistance under TARP on or after February 4, 2009, and for TARP participants that received exceptional assistance (the “February 4 Treasury Guidance”), which does not include the Company. Regulations relating to the February 4 Treasury Guidance have not been issued as of the date of this Form 10-K.
On February 10, 2009, the Treasury announced a new comprehensive financial stability plan, which builds upon existing programs and earmarks the second $350 billion of unused funds originally authorized under the EESA.
There are five major elements of the financial stability plan: (i) a capital assistance program that will invest in convertible preferred stock of certain qualifying financial institutions to ensure they have sufficient capital, (ii) a consumer and business lending initiative to fund new consumer loans, small business loans and commercial mortgage asset-backed securities issuances by expansion of the Term Asset-Backed Securities Loan Facility (“TALF”), (iii) a new public-private investment fund that will leverage public and private capital with public financing to purchase legacy “toxic assets” from financial institutions, (iv) extension of the Temporary Liquidity Program (“TLGP”) until October 31, 2009, and (v) assistance for homeowners to reduce mortgage payments and interest rates and establishing loan modification guidelines for government and private programs. In addition, all banking institutions with assets over $100 billion will be required to undergo a comprehensive “stress test” to determine if they have sufficient capital to continue lending and to absorb losses that could result from a more severe decline in the economy than projected. The Company is not subject to this comprehensive stress test.
Institutions receiving assistance under the financial stability plan going forward will be subject to higher transparency and accountability standards, including restrictions on dividends, acquisitions and executive compensation and additional disclosure requirements. The Company cannot predict at this time the effect that the financial stability plan may have on it or its business, financial condition or results of operations.
On February 17, 2009, President Obama signed into law the American Recovery and Reinvestment Act of 2009 (the “stimulus bill” or “ARRA”). The final version of the stimulus bill, among other things, amended the executive compensation provisions of Section 111 of EESA to set forth new restrictions on executive compensation paid by financial institutions participating in TARP. Unlike the executive compensation restrictions announced in the February 4 Treasury Guidance, the limits on executive compensation in the stimulus bill apply to any entity that has received or will receive future financial assistance under TARP, with no distinction among financial assistance programs. ARRA expands on, and in some cases conflicts with, the February 4 Treasury Guidance, and raises numerous issues that need to be addressed in future regulations to be issued by Treasury and the SEC, as required under ARRA.
ARRA requires the Treasury to issue regulations implementing certain limitations on executive compensation. Although ARRA does not establish a timeline for the issuance of those regulations, the Treasury has indicated it will issue regulations in the near term. The Treasury may, but is not required to, follow the public notice and comment process for any regulations it promulgates under ARRA. Given the timing of the enactment of ARRA, its inconsistencies with the February 4 Treasury Guidance, and the ambiguities in ARRA, the Company is unable at this time to determine how the executive compensation provisions of the stimulus bill will effect or apply to its compensation arrangements. Once provisions of the stimulus bill have been clarified (with future regulation or guidance), the Company intends to comply with all of the applicable provisions of the stimulus bill.
Set forth below is a summary of certain of the new executive compensation restrictions in the stimulus bill. However, the stimulus bill allows TARP participants to repay the funds they received pursuant to TARP. If the TARP funds are repaid in full, the financial institution would no longer be subject to the executive compensation restrictions in the stimulus bill or in the February 4 Treasury Guidance, if applicable. If the Company were to seek to repay the TARP funds it has received, it would first need to consult with and obtain the approval of the Federal Reserve, and there is no assurance that the Company would obtain such approval.
Prohibition on Bonuses, Retention Awards and Incentive Compensation. The stimulus bill prohibits the payment or accrual of any bonus, retention award or incentive compensation to certain employees, except for the payment of long term restricted stock, provided that such restricted stock: (1) does not fully vest during the period in which any TARP financial obligation remains outstanding; (2) has a value less than one-third of the total amount of annual compensation; and (3) is subject to such other terms and conditions as the Secretary of the Treasury (the “Secretary”) determines to be in the public interest. This prohibition applies to the Company’s five most highly compensated employees. This restriction does not apply to any bonus payment required to be paid pursuant to a written employment contract executed on or before February 11, 2009. The stimulus bill does not define, and there is no guidance on what constitutes, “bonuses, retention awards and incentive compensation,” and the stimulus bill does not explain how to value various items, including equity compensation and indirect compensation, such as benefits and taxes, when assessing the one-third limit on restricted stock awards.
Review of Prior Bonuses, Retention Awards and Incentive Compensation. The stimulus bill authorizes the Secretary of the Treasury to review bonuses, retention awards and other compensation paid to the top five senior executive officers, and the next 20 most highly compensated employees, of any financial institution that has received funds from TARP prior to the enactment of the stimulus bill to determine whether any such compensation paid was inconsistent with the intent of the compensation restrictions under TARP or the stimulus bill. If the Secretary determines any compensation is inconsistent, the Secretary is required to negotiate with the TARP recipient and the subject employees to provide for appropriate reimbursement to the federal government.
Shareholder Say on Pay Vote. Under ARRA, for so long as any equity or debt securities that were issued to the Treasury by a TARP participant remain outstanding, a TARP participant must provide its stockholders with an annual advisory “say on pay” vote on executive compensation that is non-binding on the TARP participant and its board of directors. ARRA requires the SEC to issued final regulations regarding this vote within one year after the date of enactment. On February 23, 2009, the SEC issued guidance in the form of a compliance and disclosure interpretation that effectively required companies that received TARP funds to include the non-binding advisory vote on executive compensation in their proxy statements relating to their 2009 annual meetings of stockholders.
Clawback of Bonuses, Retention Awards and Incentive Compensation. ARRA provides for recovery by a financial institution that has received TARP funds of any bonus, retention award or incentive compensation paid to its top five senior executive officers and any of its next 20 most highly compensated employees that was paid based on statements of earnings, revenues, gains or other criteria which are later found to be materially inaccurate. Each of the Senior Executive Officers contractually agreed to abide by this provision prior to the Company receiving funds pursuant to the CPP. It is unclear whether the Treasury will issue any regulations or guidance to clarify how this clawback requirement will be applied to the next 20 most highly compensated employees.
Prohibition on Golden Parachute Payments. The stimulus bill prohibits a financial institution from making any golden parachute payment to any of its five senior executive officers and its next five most highly compensated employees. A “golden parachute payment” is defined as any payment made upon departure from the financial institution for any reason, except for payments for services performed or benefits accrued. This prohibition is broader than the original EESA restrictions the Company and its senior executives contractually agreed to as part of the Capital Purchase Program. Even prior to participating in the CPP, the Company’s practice has been not to provide golden parachutes to its executives or employees.
Compensation Committee; Prohibition on “Encouraging” Earnings Manipulation. The stimulus bill requires each TARP recipient that received $25 million or more in TARP funds to establish a compensation committee comprised entirely of independent directors for the purpose of reviewing employee compensation plans and requires the committee to meet at least semi-annually to discuss and evaluate employee compensation plans in light of an assessment of any risk posed to the TARP recipient from such plans. In addition, the compensation committee and/or senior management is required to review compensation plans of the financial institution to determine whether they encourage manipulation of the financial institution’s earnings. Any compensation plans that encourage such manipulation are prohibited. The stimulus bill does not set forth the independence standards for the members of the compensation committee, such as the independence requirements under SEC rules, exchange listing requirements, Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Code”), or any other standard to be established by the Treasury.
Luxury Policy. Under the stimulus bill a TARP participant’s board of directors must establish a company-wide policy on excessive or luxury expenditures, including entertainment, office renovations, transportation services and other unreasonable expenditures. This policy is required to be posted on a financial institution’s website. The Treasury is required to establish, presumably by regulation or guidance, what types of expenditures are considered “excessive” or “luxuries.” As a result, the Company is currently uncertain which types of expenditures must be addressed in this policy. The Company’s practice has been not to pay luxury expenses and it intends to adopt a luxury policy once the Treasury has provided guidance on these issues.
Compliance Certification. The regulations promulgated under EESA require the compensation committee of a financial institution to certify that it reviewed the institution’s incentive compensation plans with the financial institution’s senior risk officers, and made reasonable efforts to ensure such arrangements do not encourage unnecessary or excessive risks that threaten the value of the financial institution. The February 4 Treasury Guidance states that chief executive officers of companies receiving any form of government assistance must provide certification that the companies have strictly complied with statutory, Treasury, and contractual executive compensation restrictions. The February 4 Treasury Guidance further requires compensation committees of those companies to provide an explanation of how their senior executive compensation arrangements do not encourage excessive and unnecessary risk-taking. The stimulus bill amends EESA to require a financial institution’s chief executive officer and chief financial officer to annually certify that the financial institution is in compliance with the compensation requirements of the stimulus bill. Because the Treasury has not promulgated rules based on the ARRA, the Company has certified its compliance with EESA in the Compensation Discussion & Analysis and Compensation Committee Report included in the Company’s proxy statement for its 2009 annual meeting of stockholders.
In addition to the requirements outlined above, ARRA adopts and continues two requirements from EESA, essentially unchanged:
Annual Deduction Limit. ARRA, similar to EESA, prohibits any TARP participant from deducting annual compensation paid to any of its top five senior executive officers in excess of $500,000 under Section 162(m)(5) of the Code. The Company contractually agreed to abide by EESA and Treasury requirements limiting its tax deduction for compensation paid to any of the Senior Executive Officers to $500,000 annually. Prior to EESA, certain performance based compensation paid under shareholder approved plans did not count toward such deduction limit. EESA and Code Section 162(m)(5) eliminate that exclusion for the Company.
No Unnecessary and Excessive Risk Taking. The stimulus bill requires the Treasury to implement regulations that prohibit a financial institution that is a TARP participant from having compensation programs that encourage senior executive officers to take unnecessary and excessive risks that threaten the value of the financial institution. The Treasury implemented this requirement under EESA by requiring annual reviews by a financial institution’s compensation committee and certification that the financial institution’s incentive compensation arrangements do not encourage unnecessary and excessive risk. ARRA requires the compensation committee to meet of least semiannually. We cannot predict how the Treasury will implement this restriction under ARRA.
As noted above, ARRA requires both the Treasury and the SEC to issue rules to implement these new executive compensation restrictions. The Company, its board of directors and its compensation committee will consider these new limitations, prohibitions and restrictions on executive compensation and determine how they impact the Company’s executive compensatory arrangements and make modifications as necessary or advisable.
Temporary Liquidity Program. On or about October 23, 2008, the FDIC issued an interim rule regarding the TLGP, which became a final rule on November 21, 2008. The TLGP has two components. Participation in each component of the TLGP requires the filing of an election form with the FDIC on or before December 5, 2008. The Company has elected to participate in both components of the TLGP.

One program provides unlimited FDIC insurance on noninterest-bearing transaction accounts, and FDIC insurance of up to $250,000 on interest-bearing accounts. Financial institutions participating in this program will be assessed 10 basis points on balances in noninterest-bearing transaction accounts that are in excess of the FDIC insurance threshold of $250,000. Based on the November 21, 2008 final rule published by the FDIC, the definition of noninterest-bearing accounts was expanded to include IOLTAs (not limited as to interest rate) and NOW accounts paying interest less than or equal to 50 basis points. Coverage under this aspect of TLGP continues until December 31, 2009.
Under the second program, the FDIC will guarantee new, senior unsecured debt issued by a bank, thrift or holding company. Debt that is issued on or before October 31, 2009 will be fully guaranteed by the FDIC until June 30, 2012. Under the final TLGP rules, the nature of the FDIC guarantee has been modified to reflect the full faith and credit of the United States for the timely payment of principal and interest. Participants in this aspect of TLGP will be charged an annualized fee between 50 and 100 basis points, multiplied by the debt issued and calculated for the maturity period of that debt, or through he term of the guarantee, whichever is earlier. The Company has not issued any senior debt under the TLGP to date and continues to evaluate its liquidity and capital needs to determine if it will issue any senior debt under the TLGP.
Institutions receiving assistance under the financial stability plan going forward will be subject to higher transparency and accountability standards, including restrictions on dividends, acquisitions and executive compensation and additional disclosure requirements. The Company cannot predict at this time the effect that the financial stability plan may have on it or its business, financial condition or results of operations.
Bank Holding Company Regulation
General. Western Alliance Bancorporation is a bank holding company, registered with the Board of Governors of the Federal Reserve, and a financial holding company under the Bank Holding Company Act of 1956 (the “BHC Act”). As such, the Federal Reserve is Western Alliance’s primary federal regulator, and Western Alliance is subject to extensive regulation, supervision and examination by the Federal Reserve. Western Alliance must file reports with the Federal Reserve and provide it with such additional information as it may require.
Under Federal Reserve regulations, a bank holding company is required to serve as a source of financial and managerial strength for its subsidiary banks and may not conduct its operations in an unsafe or unsound manner. In addition, it is the Federal Reserve’s policy that, in serving as a source of strength to its subsidiary banks, a bank holding company should stand ready to use its available resources to provide adequate capital to its subsidiary banks during a period of financial stress or adversity and should maintain the financial flexibility and capital-raising capacity to obtain additional resources for assisting its subsidiary banks. This expectation to serve as a source of financial strength is in addition to certain guarantees required under the prompt correction action provisions discussed below. A bank holding company’s failure to meet these obligations will generally be considered by the Federal Reserve to be an unsafe and unsound banking practice or a violation of Federal Reserve regulations, or both.
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
Holding Company Bank Ownership. The BHC Act requires every bank holding company to obtain the approval of the Federal Reserve before it may acquire, directly or indirectly, ownership or control of any voting shares of another bank or bank holding company if, after such acquisition, it would own or control more than 5% of any class of the outstanding voting shares of such other bank or bank holding company, acquire all or substantially all the assets of another bank or bank holding company or merge or consolidate with another bank holding company. The BHC Act further provides that the Federal Reserve may not approve any transaction that would result in a monopoly or would be in furtherance of any combination or conspiracy to monopolize or attempt to monopolize the business of banking in any section of the United States, or the effect of which may be substantially to lessen competition or to tend to create a monopoly in any section of the country, or that in any other manner would be in restraint of trade, unless the anticompetitive effects of the proposed transaction are clearly outweighed by the public interest in meeting the convenience and needs of the community to be served. The Federal Reserve is also required to consider the financial and managerial resources and future prospects of the bank holding companies and banks concerned and the convenience and needs of the community to be served. Consideration of financial resources generally focuses on capital adequacy, and consideration of convenience and needs issues includes the parties’ performance under the Community Reinvestment Act (“CRA”). In addition, the Federal Reserve must take into account the institutions’ effectiveness in combating money laundering.
Holding Company Non-bank Ownership. With certain exceptions, the BHC Act prohibits a bank holding company from acquiring or retaining, directly or indirectly, ownership or control of more than 5% of the outstanding voting shares of any company that is not a bank or bank holding company, or from engaging, directly or indirectly, in activities other than those of banking, managing or controlling banks, or providing services for its subsidiaries. The principal exceptions to these prohibitions involve certain non-bank activities that have been identified, by statute or by Federal Reserve regulation or order as activities so closely related to the business of banking or of managing or controlling banks as to be a proper incident thereto. Business activities that have been determined to be so related to banking include securities brokerage services, investment advisory services, fiduciary services and certain management advisory and data processing services, among others. A bank holding company that qualifies as a “financial holding company” also may engage in a broader range of activities that are financial in nature (and complementary to such activities).
Bank holding companies that qualify and elect to become financial holding companies, such as Western Alliance, may engage in non-bank activities that have been identified by the Gramm-Leach-Bliley Act of 1999 (“GLB Act”) or by Federal Reserve and Treasury regulation as financial in nature or incidental to a financial activity. The Federal Reserve may also determine that a financial holding company may engage in certain activities that are complementary to a financial activity. Activities that are defined as financial in nature include securities underwriting, dealing and market making, sponsoring mutual funds and investment companies, engaging in insurance underwriting and agency activities, and making merchant banking investments in non-financial companies. In order to become or remain a financial holding company, a bank holding company must be well-capitalized, well-managed, and, except in limited circumstances, have at least satisfactory CRA ratings. If, after becoming a financial holding company and undertaking activities not permissible for a bank holding company, the company fails to continue to meet any of the prerequisites for financial holding company status, the company must enter into an agreement with the Federal Reserve to comply with all applicable capital and management requirements. If the company does not return to compliance within 180 days, the Federal Reserve may order the company to divest its subsidiary banks or the company may discontinue or divest investments in companies engaged in, activities permissible only for a bank holding company that has elected to be treated as a financial holding company.
Change in Control. In the event that the BHC Act is not applicable to a person or entity, the Change in Bank Control Act of 1978 (“CIBC Act”) requires, that such person or entity give notice to the Federal Reserve and the Federal Reserve not disapprove such notice before such person or entity may acquire “control” of a bank or bank holding company. A limited number of exemptions apply to such transactions. Subject to more recent guidance issued by the Federal Reserve, control is conclusively presumed to exist if a person or entity acquires 25% or more of the outstanding shares of any class of voting stock of the bank holding company or insured depository institution. Control is rebuttably presumed to exist if a person or entity acquires 10% or more but less than 25% of such voting stock and either the issuer has a class of registered securities under Section 12 of the Exchange Act, or no other person or entity will own, control or hold the power to vote a greater percentage of such voting stock immediately after the transaction. In recent guidance, the Federal Reserve has stated that generally it will be able to conclude that an investor does not have “control” of a bank or bank holding company if it does not own in excess of 15% of the voting power and 33% of the total equity of the relevant bank or bank holding company. Under prior Federal Reserve guidance, a board seat was generally not permitted for an investment of 10% or greater of the equity or voting power. Under its most recent guidance, the Federal Reserve may permit a non-controlling investor to have up to two board seats if the investor’s aggregate board representation is proportionate to its total interest in the bank or bank holding company but does not exceed 25% of the voting members of the board and another shareholder of the bank or bank holding company controls the bank or bank holding company under the BHC Act. Under its most recent guidance, the Federal Reserve sets forth the terms of nonvoting equity securities that may be deemed to be voting securities and gives examples of other indicia of control beyond just equity ownership limits.
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
Bank Regulation
General. Western Alliance controls five subsidiary banks. Bank of Nevada, located in Las Vegas, Nevada and First Independent Bank of Nevada, located in Reno, Nevada are chartered by the State of Nevada and are subject to primary regulation, supervision and examination by the Nevada FID. Alliance Bank, located in Phoenix, Arizona, is chartered by the State of Arizona and is subject to primary regulation, supervision and examination by the Arizona State Banking Department (“Arizona SBD”). Torrey Pines Bank, located in San Diego, California, is chartered by the State of California and is subject to primary regulation, supervision and examination by the California DFI. Bank of Nevada, Alliance Bank of Arizona, Torrey Pines Bank and First Independent Bank of Nevada also are subject to regulation by the FDIC, which is their primary federal banking agency. Alta Alliance Bank is chartered by the State of California and is subject to primary regulation, supervision and examination by the California DFI. Alta Alliance Bank is also a member of the Federal Reserve System and is subject to supervision and regulation by the Federal Reserve, which is its primary federal banking agency. Alliance Bank of Arizona has applied to become a member of the Federal Reserve System and, if its application is approved, its primary regulator would shift from the FDIC to the Federal Reserve.
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
Deposits in the banks are insured by the FDIC to applicable limits through the Deposit Insurance Fund. All of Western Alliance’s subsidiary banks are required to pay deposit insurance premiums, which are assessed semiannually and paid quarterly. The premium amount is based upon a risk classification system established by the FDIC. Banks with higher levels of capital and a low degree of supervisory concern are assessed lower premiums than banks with lower levels of capital or a higher degree of supervisory concern. The Federal Deposit Insurance Reform Act of 2005 (the “Reform Act”) merged the Bank Insurance Fund and the Savings Association Fund into a single Deposit Insurance Fund, increased the maximum amount of the insurance coverage for certain retirement accounts and possible “inflation adjustments” in the maximum amount of coverage available with respect to other insured accounts, and gave the FDIC more discretion to price deposit insurance coverage according to risk for all insured institutions regardless of the level of the fund reserve ratio. For 2008, the FDIC maintained rates of between 5 cents and 7 cents per

$100.00 of deposits for banks with higher levels of capital and a low degree of supervisory concern, up to 43 cents per $100.00 of deposits for institutions in the highest risk category. Effective January 1, 2009 the FDIC increased assessment rates uniformly for all risk categories by 7 cents for the first quarter 2009 assessment period only. Effective April 1, 2009, the FDIC will set assessment rates based on the assessment of the banks determined risk category. Banks in the best risk category will pay initial base rates ranging from 12 cents to 16 cents per $100.00 of deposits on an annual basis with potential adjustments added for levels of unsecured debt, secured liabilities, and brokered deposits.
On February 27, 2009, the FDIC passed an interim rule that allows it to charge banks a special assessment of 20 basis points on insured deposits on June 30, 2009 to be collected on September 30, 2009. The FDIC intends to cut the agency’s planned special emergency assessment in half, from 20 to 10 basis points, provided that Congress clears legislation expanding the FDIC’s line of credit with the Treasury to $100 billion. This special assessment is intended to allow the FDIC to replenish the Deposit Insurance Fund. In addition the interim rule also provides that the FDIC may impose additional special assessments of up to 10 basis points under special circumstances after June 30, 2009 if necessary to maintain public confidence in federal deposit insurance.
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
The Company’s Bank of Nevada subsidiary was notified by banking regulators that its operations and activities will be subject to heightened, but informal supervisory oversight following their September 30, 2008 examination of the bank. The bank will be required to enhance a variety of its policies, procedures and processes regarding asset quality, loan concentrations, liquidity, interest rate sensitivity, and investment securities. The bank has already implemented a number of changes to its policies, procedures and processes in the last several months that we believe address many of these issues. In addition, the bank will be required to obtain the non-objection of these regulators before engaging in any transaction that would materially change the balance sheet composition of the bank.
On February 25, 2009, Bank of Nevada was selected by the FDIC to acquire approximately $175 million of deposits, and certain non-loan assets, of the former Security Savings Bank (Henderson, Nevada).This transaction closed on February 27, 2009.
Change in Control. The application of the CIBC Act to our banks is as described in the discussion above regarding bank holding companies. Under Nevada banking law, a Nevada bank must report a change in ownership of 10% or more of the bank’s outstanding voting stock to the Nevada FID within three business days after obtaining knowledge of the change. Any person who acquires control of a Nevada bank must obtain the prior approval of the Nevada Commissioner. Arizona banking law provides that no person may acquire control of an Arizona bank without the prior approval of the Arizona Superintendent. A person who has the power to vote 15% or more of the voting stock of an Arizona bank is presumed to control the bank. California banking law requires that any person must obtain the prior approval of the California Commissioner before that person may acquire control of a California bank. A person who has the power to vote 10% or more of the voting stock of a California bank is presumed to control the bank.
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
Regulation of Non-banking Subsidiaries
Miller/Russell & Associates, Inc. and Shine Investment Advisory Services, Inc. Miller/Russell, and Shine, a Colorado corporation, are investment advisers that are registered with the SEC under the Investment Advisers Act of 1940 (“Advisers Act”). Under the Advisers Act, an investment adviser is subject to supervision and inspection by the SEC. A significant element of supervision under the Advisers Act is the requirement to make significant disclosures to the public under Part II of Form ADV of the adviser’s services and fees, the qualifications of its associated persons, financial difficulties and potential conflicts of interests. An investment adviser must keep extensive books and records, including all customer agreements, communications with clients, orders placed and proprietary trading by the adviser or any advisory representative.
Premier Trust Inc. Premier Trust is a trust company licensed by the State of Nevada. Under Nevada law, a company may not transact any trust business, with certain exceptions, unless authorized by the Commissioner. The Commissioner examines the books and records of registered trust companies and may take possession of all the property and assets of a trust company whose capital is impaired or is otherwise determined to be unsafe and a danger to the public. Premier Trust also is licensed as a trust company in Arizona and is subject to regulation and examination by the Arizona Superintendent.
Capital Standards
Regulatory Capital Guidelines. The Federal Reserve and the FDIC have risk-based capital adequacy guidelines intended to measure capital adequacy with regard to the degree of risk associated with a banking organization’s operations for transactions reported on the balance sheet as assets and transactions, such as letters of credit and recourse arrangements, that are reported as off-balance-sheet items. The Company and its subsidiary banks are required to comply with these capital adequacy standards. Under these guidelines, the nominal dollar amounts of assets on the balance sheet and credit-equivalent amounts of off- balance-sheet items are multiplied by one of several risk adjustment percentages. These range from 0.0% for assets with low credit risk, such as cash and certain U.S. government securities, to 100.0% for assets with relatively higher credit risk, such as business loans. A banking organization’s risk-based capital ratios are obtained by dividing its Tier 1 capital and total qualifying capital (Tier 1 capital and a limited amount of Tier 2 capital) by its total risk-adjusted assets certain and off-balance-sheet items. Tier 1 capital consists of common stock, retained earnings, non-cumulative perpetual preferred stock, trust preferred securities up to a certain limit, and minority interests in certain subsidiaries, less most other intangible assets. Tier 2 capital consists of preferred stock not qualifying as Tier 1 capital, limited amounts of subordinated debt, other qualifying term debt, a limited amount of the allowance for loan and lease losses and certain other instruments that have some characteristics of equity. The inclusion of elements of Tier 2 capital as qualifying capital is subject to certain other requirements and limitations of the federal banking supervisory agencies. Since December 31, 1992, the Federal Reserve and the FDIC have required a minimum ratio of Tier 1 capital to risk-adjusted assets and certain off-balance-sheet items of 4.0% and a minimum ratio of qualifying total capital to risk-adjusted assets and certain off-balance-sheet items of 8.0%.
The Federal Reserve and the FDIC require banking organizations to maintain a minimum amount of Tier 1 capital relative to average total assets, referred to as the leverage ratio. The principal objective of the leverage ratio is to constrain the maximum degree to which a bank holding company may leverage its equity capital base. For a banking organization rated in the highest of the five categories used by regulators to rate banking organizations, the minimum leverage ratio of Tier 1 capital to total assets is 3.0%. However, an institution with a 3.0% leverage ratio would be unlikely to receive the highest rating since a strong capital position is a significant part of the regulators’ rating criteria. All banking organizations not rated in the highest category must maintain an additional capital cushion of 100 to 200 basis points. The Federal Reserve and the FDIC have the discretion to set higher minimum capital requirements for specific institutions. Furthermore, the Federal Reserve has previously indicated that it may consider a “tangible Tier 1 capital leverage ratio” (thereby deducting all intangibles from Tier 1 capital) and other indicators of capital strength in evaluating proposals for expansion or new activities. The Company’s leverage ratio at December 31, 2008 was 8.9%. A bank that does not achieve and maintain the required capital levels may be issued a capital directive by the Federal Reserve or the FDIC, as appropriate, to ensure the maintenance of required capital levels.
During 2008, the Company raised $220 million in equity by completing two private placements of common stock that resulted in aggregate gross proceeds of approximately $80 million, and a private placement of preferred stock to the Treasury under TARP that resulted in aggregate gross proceeds of approximately $140 million. As a result of these transactions, at December 31, 2008, the Company had total risk-based regulatory capital of $581 million and a total risk-based capital ratio of 12.3%, up from $466 million and 10.3%, respectively, at December 31, 2007.
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
In addition to measures that may be taken under the prompt corrective action provisions, federal banking regulatory authorities may bring enforcement actions against banks and bank holding companies for unsafe or unsound practices in the conduct of their businesses or for violations of any law, rule or regulation, any condition imposed in writing by the appropriate federal banking regulatory authority or any written agreement with the authority. Possible enforcement actions include the appointment of a conservator or receiver, the issuance of a cease-and-desist order that could be judicially enforced, the termination of insurance of deposits (in the case of a depository institution), the imposition of civil money penalties, the issuance of directives to increase capital, the issuance of formal and informal agreements, including memoranda of understanding, the issuance of removal and prohibition orders against institution-affiliated parties and the enforcement of such actions through injunctions or restraining orders. In addition, a bank holding company’s inability to serve as a source of strength for its subsidiary banks could serve as an additional basis for a regulatory action against the bank holding company.
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
Western Alliance’s ability to pay dividends is subject to the regulatory authority of the Federal Reserve. The supervisory concern of the Federal Reserve focuses on a bank holding company’s capital position, its ability to meet its financial obligations as they come due, and its capacity to act as a source of financial strength to its subsidiaries. In addition, Federal Reserve policy discourages the payment of dividends by a bank holding company that are not supported by current operating earnings. Furthermore, a condition to the Company’s acceptance of TARP funds is that it not pay dividends until it repurchases the preferred stock that was issued to the Treasury.
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
From time to time, Western Alliance may become a party to financing agreements and other contractual obligations that have the effect of limiting or prohibiting the declaration or payment of dividends such as the Series A Preferred Stock it issued pursuant to TARP. Holding company expenses and obligations with respect to its outstanding trust preferred securities and corresponding subordinated debt also may limit or impair Western Alliance’s ability to declare and pay dividends.

Since Western Alliance has no significant assets other than the voting stock of its subsidiaries, it currently depends on dividends from its bank subsidiaries and, to a lesser extent, its non-bank subsidiaries, for a substantial portion of its revenue and as the primary sources of its cash flow. The ability of a state non-member bank to pay cash dividends is not restricted by federal law or regulations. For example, under the Federal Deposit Insurance Corporation Act (“FDIA”), an insured institution may no pay a dividend if payment would cause it to become undercapitalized or if it is already undercapitalized. Under Federal Reserve regulations, Alta Alliance Bank, as a state member bank, may not, without the prior approval of the Federal Reserve, pay dividends that exceed the sum of the bank’s net income during the year and the retained net income of the prior two years. Furthermore, the Federal Reserve and the FDIC have issued policy statements stating that banks should generally pay dividends only out of current operating earnings. State law imposes restrictions on the ability of each of Western Alliance’s subsidiary banks to pay dividends:
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
Selected Regulation of Banking Activities
Transactions with Affiliates. Banks are subject to restrictions imposed by the FRA and regulations adopted by the Federal Reserve thereunder with regard to extensions of credit to affiliates, investments in securities issued by affiliates and the use of affiliates’ securities as collateral for loans to any borrower. Specifically, the Company’s subsidiary banks may only engage in lending and other “covered transactions” with non-bank and non-savings bank affiliates to the following extent: (a) in the case of any single such affiliate, the aggregate amount of covered transactions of the applicable subsidiary bank and its subsidiaries may not exceed 10% of the capital stock and surplus of the applicable subsidiary bank; and (b) in the case of all affiliates, the aggregate amount of covered transactions of the applicable subsidiary bank and its subsidiaries may not exceed 20% of the capital stock and surplus of the applicable subsidiary bank. Covered transactions also are subject to certain collateralization requirements. “Covered transactions” are defined by statute to include a loan or extension of credit, as well as a purchase of securities issued by an affiliate, a purchase of assets (unless otherwise exempted by the Federal Reserve) from the affiliate, the acceptance of securities issued by the affiliate as collateral for a loan, and the issuance of a guarantee, acceptance or letter of credit on behalf of an affiliate. All covered transactions, including certain additional transactions, (such as transactions with a third party in which an affiliate has a financial interest) must be conducted on prevailing market terms. These laws and regulations may limit the ability of Western Alliance to obtain funds from its subsidiary banks for its cash needs, including funds for payment of dividends, interest and operational expenses.
Additionally, banks may generally engage in transactions with affiliates only on terms that are substantially the same, or at least favorable to the bank as prevailing market terms.
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
Cross-Guarantee Provisions. Each insured depository institution “controlled” (as defined in the BHC Act) by the same bank holding company can be held liable to the FDIC for any loss incurred, or reasonably expected to be incurred, by the FDIC due to the default of any other insured depository institution controlled by that holding company and for any assistance provided by the FDIC to any of those banks that is in danger of default. Such a “cross-guarantee” claim against a depository institution is generally superior in right of payment to claims of the holding company and its affiliates against that depository institution. As a result, one or more of the Company’s subsidiary banks may be required by the FDIC to satisfy the claims of another subsidiary bank if such a default were to ever occur.
Recent Banking Agency Loan Guidance. In December 2006, the Federal Reserve, FDIC and other federal banking agencies issues final guidance on sound risk management practices for concentrations in commercial real estate (“CRE”) lending. The CRE guidance provided supervisory criteria, including numerical indicators to direct examiners in identifying institutions with potentially significant CRE loan concentrations that may warrant greater supervisory scrutiny. The CRE criteria do not constitute limits on CRE lending, but the CRE guidance does provide certain additional expectations, such as enhanced risk management practices and levels of capital, for banks with concentrations in CRE lending.
During 2007, the Federal Reserve, FDIC and other federal banking agencies issued final guidance on subprime mortgage lending to address issues relating to certain subprime mortgages, especially adjustable-rate mortgage (“ARM”) products that can cause payment shock. The subprime guidance described the prudent safety and soundness and consumer protection standards that the regulators expect banks and financial institutions to follow to ensure borrowers obtain loans they can afford to repay.
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
Safety and Soundness Standards. Federal law imposes upon banks certain non-capital safety and soundness standards. These standards cover internal controls, information systems, internal audit systems, loan documentation, credit underwriting, interest rate risk exposure, earnings asset growth, compensation and benefits. Additional standards apply to asset quality, earnings and stock valuation. An institution that fails to meet these standards must develop a plan, acceptable to its regulators, specifying the steps that the institution will take to meet the standards. Failure to submit or implement such a plan may subject the institution to regulatory sanctions.
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
The Home Ownership Equity and Protection Act of 1994 (“HOEPA”) and regulations adopted by the Federal Reserve thereunder require certain disclosures and extend additional protection to borrowers in closed end consumer credit transactions, such as home repairs or renovation, that are secured by a mortgage on the borrower’s primary residence. The HOEPA disclosures and protections are applicable to such “high cost” transactions with any of the following features:
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
Corporate Governance and Accounting Legislation
Sarbanes-Oxley Act of 2003. The Sarbanes-Oxley Act (“SOX”) was adopted for the stated purpose to increase corporate responsibility, enhance penalties for accounting and auditing improprieties at publicly traded companies, and protect investors by improving the accuracy and reliability of corporate disclosures pursuant to the securities laws. It applies generally to all companies that file or are required to file periodic reports with the SEC under the Exchange Act, which includes Western Alliance. Under SOX, the SEC and securities exchanges adopted extensive additional disclosure, corporate governance and other related rules. Among its provisions, SOX subjects bonuses issued to top executives to disgorgement if a subsequent restatement of a company’s financial statements was due to corporate misconduct, prohibits an officer or director from misleading or coercing an auditor, prohibits insider trades during pension fund “blackout periods,” imposes new criminal penalties for fraud and other wrongful acts and extends the period during which certain securities fraud lawsuits can be brought against a company or its officers.
Anti-Money Laundering and Anti-Terrorism Legislation
Congress enacted the Bank Secrecy Act of 1970 (the “BSA”) to require financial institutions, including Western Alliance and its subsidiary banks, to maintain certain records and to report certain transactions to prevent such institutions from being used to hide money derived from criminal activity and tax evasion. The BSA establishes, among other things: (a) record keeping requirements to assist government enforcement agencies in tracing financial transactions and flow of funds; (b) reporting requirements for Suspicious Activity Reports and Currency Transaction Reports to assist government enforcement agencies in detecting patterns of criminal activity; (c) enforcement provisions authorizing criminal and civil penalties for illegal activities and violations of the BSA and its implementing regulations; and (d) safe harbor provisions that protect financial institutions from civil liability for their cooperative efforts.
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
ITEM IA. RISK FACTORS
Our businesses face risks and uncertainties, including those discussed below and elsewhere in this report. These factors represent risks and uncertainties that could have a material adverse effect on our business, results of operations and financial condition. These risks and uncertainties are not the only ones we face. Others that we do not know about now, or that we do not now think are significant, may impair our business or the trading price of our securities. We refer to the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for more information about credit, interest rate, market and litigation risks, and to the “Supervision and Regulation” section for more information about legislative and regulatory risks. The following summarizes significant risks that we have identified.
Risk Factors Relating to Recent Economic Conditions and Governmental Response Efforts
The recent decline in economic conditions and disruptions to financial markets may not improve for the foreseeable future, which could cause the Company to suffer continuing operating losses, adversely effect its liquidity position, erode its capital base, or create other business problems.
The global and U.S. economies, and the economies of the local communities in which we operate, experienced a rapid decline in 2008. The financial markets and the financial services industry in particular suffered unprecedented disruption, causing many major institutions to fail or require government intervention to avoid failure. These conditions were largely the result of the erosion of the U.S. and global credit markets, including a significant and rapid deterioration of the mortgage lending and related real estate markets. As a consequence of the difficult economic environment, we experienced losses, resulting primarily from significant provisions for loan losses and substantial write-downs of our investment securities and goodwill. Although the Company continued to grow net revenues (sum of net interest income and noninterest income, excluding securities impairment charges and net mark-to-market gains) and customer funds (sum of deposits and customer repurchase agreements) in 2008, the rate of growth in these areas declined compared to prior years. There can be no assurance that the economic conditions that have adversely affected the financial services industry, and the capital, credit and real estate markets generally, will improve in the near term, in which case the Company could continue to experience significant losses and write-downs of assets, and could face capital and liquidity constraints or other business challenges.
We cannot predict the effect of recent legislative and regulatory initiatives.
The United States, state and foreign governments have taken or are considering extraordinary actions in an attempt to deal with the worldwide financial crisis and the severe decline in the global economy. To the extent adopted, many of these actions have been in effect for only a limited time, and have produced limited or no relief to the capital, credit and real estate markets. There is no assurance that these actions or other actions under consideration will ultimately be successful.
In the United States, the federal government has adopted the Emergency Economic Stabilization Act of 2008 (enacted on October 3, 2008) and the American Recovery and Reinvestment Act of 2009 (enacted on February 17, 2009). With authority granted under these laws, the Treasury has proposed a financial stability plan that is intended to:
•	provide for the government to invest additional capital into banks and otherwise facilitate bank capital formation;

•	increase the limits on federal deposit insurance; and

•	provide for various forms of economic stimulus, including to assist homeowners restructure and lower mortgage payments on qualifying loans.
See “Supervision and Regulation — Recent Regulatory Initiatives” for further information. In many cases, full implementation of the laws will require the adoption of regulations and program parameters. Other laws, regulations, and programs at the federal, state and even local levels are under consideration that address the economic climate and/or the financial services industry. The full effect of these initiatives cannot be predicted. Compliance with such initiatives may increase our costs and limit our ability to pursue business opportunities. Also, participation in specific programs may subject us to additional restrictions. In addition, we are required to pay significantly higher FDIC premiums because market developments have significantly depleted the insurance fund of the FDIC and reduced the ratio of reserves to insured deposits.
There can be no assurance that these initiatives will improve economic conditions generally or the financial markets or financial services industry in particular. The failure of EESA, ARRA and the financial stability plan to stabilize the financial markets could materially adversely affect our ability to access the capital and credit markets, our business, financial condition, results of operations and the market price for our common stock.
Participation in the Treasury’s Capital Purchase Program may result in dilution of common stockholders.
The U.S. government has taken action to restore liquidity and stability to financial and credit markets, including the enactment of the Emergency Economic Stabilization Act of 2008 and TARP. As part of TARP, the Treasury implemented a program to purchase senior preferred stock from qualifying financial institutions, including the Company. On November 21, 2008, we issued preferred securities and a warrant to purchase our common stock to the Treasury. Prior to November 21, 2011, unless we have redeemed the preferred securities or the Treasury has transferred the securities to a third party, the Treasury’s consent will be required for us to pay a common stock dividend or repurchase our common stock, other than in connection with benefit plans consistent with past practice. Under the anti-dilution provisions included in the terms of the Treasury’s investment, the per share exercise price of the warrant and the number of shares of our common stock issuable upon exercise of the warrant will be adjusted upon certain issuances of our common stock at or below a specified price relative to the initial exercise price. The exercise of the common stock purchase warrant could result in material dilution to existing common stockholders.
The soundness of other financial institutions with which we do business could adversely affect us.
The financial services industry and the securities markets have been materially adversely affected by significant declines in values of almost all asset classes and by extreme lack of liquidity in the capital and credit markets. Financial institutions specifically have been subject to increased volatility and an overall loss in investor confidence.
Financial institutions are interrelated as a result of trading, clearing, counterparty, investment or other relationships. We routinely execute transactions with counterparties in the financial services industry such as commercial banks, brokers and dealers, investment banks and other institutional clients for a range of transactions including loan participations, derivatives and hedging transactions. In addition, we invest in securities or loans originated or issued by financial institutions or supported by the loans they originate. Many of these transactions expose us to credit or investment risk in the event of default by our counterparty. In addition, our credit risk may be exacerbated if the collateral we hold cannot be realized or is liquidated at prices not sufficient to recover the full amount of the loan or other exposure to us. We have taken significant impairments or write-downs in our securities portfolio and have suffered periodic gains or losses on other investments under mark to market accounting treatment. We could incur additional losses to our securities portfolio in the future as a result of these issues. These types of losses may have a material adverse effect on our business, financial condition or results of operation.
We may need to raise additional capital in the future and such capital may not be available when needed or at all.
We may need to raise additional capital in the future to provide us with sufficient capital resources and liquidity to meet our commitments and business needs. Our ability to raise additional capital, if needed, will depend on, among other things, conditions in the capital markets at that time, which are outside of our control, and our financial performance. The ongoing liquidity crisis and the loss of confidence in financial institutions may increase our cost of funding and limit our access to some of our customary sources of capital, including, but not limited to, inter-bank borrowings, repurchase agreements and borrowings from the discount window of the Federal Reserve.
We cannot assure you that such capital will be available to us on acceptable terms or at all. Any occurrence that may limit our access to the capital markets, such as a decline in the confidence of debt purchasers, depositors of subsidiary banks or counterparties participating in the capital markets, or a downgrade of our debt rating, may adversely affect our capital costs and our ability to raise capital and, in turn, our liquidity. An inability to raise additional capital on acceptable terms when needed could have a materially adverse effect on our businesses, financial condition and results of operations.
The limitations on bonuses, retention awards and incentive compensation contained in ARRA may adversely affect our ability to retain our highest performing employees.
For so long as any equity or debt securities that were issued to the Treasury under TARP remain outstanding, ARRA restricts bonuses, retention awards and other incentive compensation payable to an institution’s five senior executive officers and the next 20 highest paid employees. Depending upon the final regulations issued under ARRA, it is possible that the Company may be unable to create a compensation structure that permits us to retain our highest performing employees or recruit additional employees, especially if we are competing against institutions that are not subject to the same restrictions. If this were to occur, our business and results of operations could be materially adversely affected.
Risks Related to Our Market and Business
Our current primary market area is substantially dependent on gaming and tourism revenue, and the downturn in the gaming and tourism industries has hurt our business and our prospects.
Our business is currently concentrated in the Las Vegas metropolitan area. The economy of the Las Vegas metropolitan area is unique in the United States for its level of dependence on services and industries related to gaming and tourism. Although we have no substantial customer relationships in the gaming and tourism industries, the downturn in the Las Vegas economy has adversely affected our customers, and has resulted in an increase in loan delinquencies and foreclosures, a reduction in the demand for some of our products and services, and a reduction of the value of our collateral for loans, which has adversely affected our business, financial condition, results of operations and prospects.
Any event or state of affairs that negatively impacts the gaming or tourism industry adversely impacts the Las Vegas economy. Gaming and tourism revenue (whether or not such tourism is directly related to gaming) is particularly vulnerable to fluctuations in the economy. Virtually any development or event that dissuades travel or spending related to gaming and tourism, whether inside or outside of Las Vegas, adversely affects the Las Vegas economy. In this regard, the Las Vegas economy is more susceptible than the economies of other cities to such issues as higher gasoline and other fuel prices, increased airfares, unemployment levels, recession, rising interest rates, and other economic conditions, whether domestic or foreign. Gaming and tourism are also susceptible to certain political conditions or events, such as military hostilities and acts of terrorism, whether domestic or foreign. In addition, Las Vegas competes with other areas of the country, and other parts of the world, for gaming revenue, and it is possible that the expansion of gaming operations in other states, such as California, and other countries, as a result of changes in laws or otherwise, could significantly reduce gaming revenue in the Las Vegas area.
We are highly dependent on real estate and events that negatively impact the real estate market hurt our business.
We are located in areas in which economic growth is largely dependent on the real estate market, and a significant portion of our loan portfolio is dependent on real estate. As of December 31, 2008, real estate related loans accounted for approximately 77.3% of total loans. Real estate values have been declining in our markets, in some cases in a material and even dramatic fashion, which affects collateral values and has resulted in increased provisions for loan losses. The slowdown in real estate activity in the markets we serve has also caused a decline in our deposit growth and negatively impacted our financial condition. As an example, title company deposits comprised 8.3% of our total noninterest bearing deposits as of December 31, 2008, down from 14.3% as of December 31, 2007. We expect the weakness in these portions of our loan portfolio to continue well into 2009. Accordingly, it is anticipated that our nonperforming asset and charge-off levels will remain elevated.
Further, the effects of recent mortgage market challenges, combined with the ongoing decrease in residential real estate market prices and demand, could result in further price reductions in home values, adversely affecting the value of collateral securing the residential real estate and construction loans that we hold, as well as loan originations and gains on sale of real estate and construction loans. A further decline in real estate activity would likely cause a further decline in asset and deposit growth and further negatively impact our financial condition.
Our high concentration of commercial real estate, construction and land development and commercial, industrial loans expose us to increased lending risks.
As of December 31, 2008, the composition of our loan portfolio was as follows:
•	commercial real estate loans of $1.8 billion, or 42.9% of total loans;

•	construction and land development loans of $820.9 million, or 20.0% of total loans;

•	commercial and industrial loans of $860.3 million, or 21.0% of total loans;

•	residential real estate loans of $589.2 million, or 14.4% of total loans; and

•	consumer loans of $71.1 million, or 1.7% of total loans.
Commercial real estate, construction and land development and commercial and industrial loans, which comprised 83.9% of our total loan portfolio as of December 31, 2008, expose us to a greater risk of loss than our residential real estate and consumer loans, which comprised 16.1% of our total loan portfolio as of December 31, 2008. Commercial real estate and land development loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to residential loans. Consequently, an adverse development with respect to one commercial loan or one credit relationship exposes us to a significantly greater risk of loss compared to an adverse development with respect to one residential mortgage loan.
Credit losses are inherent in the business of making loans and could have a material adverse effect on our operating results. We make various assumptions and judgments about the collectibility of our loan portfolio and provide an allowance for estimated credit losses based on a number of factors. We believe that our allowance for credit losses is adequate. However, if our assumptions or judgments are wrong, our allowance for credit losses may not be sufficient to cover our actual credit losses. We may have to increase our allowance in the future in response to the request of one of our primary banking regulators, to adjust for changing conditions and assumptions, or as a result of any deterioration in the quality of our loan portfolio. The actual amount of future provisions for credit losses cannot be determined at this time and may vary from the amounts of past provisions.

Our financial instruments expose the Company to certain market risks and may increase the volatility of reported earnings.
Effective January 1, 2007, the Company adopted SFAS No. 157, Fair Value Measurements, and SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of FASB Statement No. 115. In connection with this adoption, the Company elected to record selected financial instruments, including investment securities, junior subordinated debt and other borrowings, at fair value. The Company also enters into interest rate swaps and other hedging transactions, which are also recorded at fair value.
For those financial instruments we elected to carry at fair value, SFAS No. 159 requires us to recognize, in earnings, changes in the fair value of such instruments. Therefore, any increases or decreases in the fair value of the financial instruments that we carry at fair value have a corresponding impact on reported earnings. Fair value can be affected by a variety of factors, many of which are beyond our control, including our credit position, interest rate volatility, volatility in capital markets and other economic factors. Accordingly, our earnings are subject to mark-to-market risk and the application of fair value accounting may cause our earnings to be more volatile than would be suggested by our underlying performance.
For the year ended December 31, 2008, we had net mark-to-market gains of approximately $10.6 million, offset by securities impairment charges of approximately $156.8 million, as compared to net mark-to-market gains of approximately $0.6 million and securities impairment charges of $2.9 million for the year ended December 31, 2007. Included in our securities impairment charges for the year ended December 31, 2008 is the write down of our entire collateralized debt obligation portfolio to approximately $1.2 million, or 1.0% of its aggregate $121.3 million par value. We may be required to write down assets or incur additional securities impairment charges in future periods, which would have a direct and negative impact on earnings.
If we lost a significant portion of our low-cost deposits, it would negatively impact our liquidity and profitability.
Our profitability depends in part on our success in attracting and retaining a stable base of low-cost deposits. As of December 31, 2008, 27.7% of our deposit base was comprised of noninterest bearing deposits, of which 8.3% consisted of title company deposits (as compared to 14.3% as of December 31, 2007); 79.6% consisted of other business deposits, which consist primarily of operating accounts for businesses; and 6.1% consisted of consumer deposits. While we generally do not believe these core deposits are sensitive to interest rate fluctuations, the competition for these deposits in our markets is strong and customers are increasingly seeking investments that are safe, including the purchase of U.S. Treasury securities and other government-guaranteed obligations, as well as the establishment of accounts at the largest, most-well capitalized banks. If we were to lose a significant portion of our low-cost deposits, it would negatively impact our liquidity and profitability.
We are increasingly reliant on borrowings from the Federal Home Loan Bank and the Federal Reserve, and there can be no assurance these programs will continue in their current manner.
As pressure on retaining and obtaining deposits has increased, the Company has become increasingly reliant on borrowings from the Federal Home Loan Bank of San Francisco and the Federal Reserve. The amount loaned to the Company is generally dependent on the value of the collateral pledged. These lenders could reduce the percentages loaned against various collateral categories, could eliminate certain types of collateral and could otherwise modify or even terminate its loan programs. In this regard, the FHLB of San Francisco did not pay a dividend for the fourth quarter of 2008, did not purchase excess capital stock on January 31, 2009, and may be less than adequately capitalized as of December 31, 2008. Any change or termination would have an adverse affect on the Company’s liquidity and profitability.
A decline in our stock price or expected future cash flows, or a material adverse change in our results of operations or prospects, could result in further impairment of our goodwill.
A further significant and sustained decline in our stock price and market capitalization, a significant decline in our expected future cash flows, a significant adverse change in the business climate or slower growth rates could result in additional impairment of our goodwill. If we were to conclude that a future write-down of our goodwill is necessary, then we would record the appropriate charge, which could be materially adverse to our operating results and financial position. For further discussion, see Note 8 to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.
Any reduction in our credit rating could increase the cost of our funding from the capital markets.
The major rating agencies regularly evaluate us and their ratings of our long-term debt based on a number of factors, including our financial strength as well as factors not entirely within our control, including conditions affecting the financial services industry generally. In light of the difficulties in the financial services industry and the housing and financial markets, there can be no assurance that we will not be subject to credit downgrades. Credit ratings measure a company’s ability to repay its obligations and directly affect the cost and availability to that company of unsecured financing. Downgrades could adversely affect the cost and other terms upon which we are able to obtain funding and increase our cost of capital.
As compared to prior periods, our growth slowed considerably in 2008 and we cannot predict when, if ever, we will grow at the rate we have in the past.
We grew from having one chartered bank with $443.7 million in total assets and $410.2 million in total deposits as of December 31, 2000, to five chartered banks with $5.0 billion in total assets and $3.5 billion in total deposits as of December 31, 2007. Although we continued to grow in 2008, reaching $5.2 billion in total assets and $3.7 billion in total deposits at year end, our growth rates have slowed. We cannot predict when, if ever, we will be able to grow at rates we have achieved in the past.
Our expansion strategy may not prove to be successful and our market value and profitability may suffer.
We continually evaluate expansion through acquisitions of banks, selected assets or deposits of failed or distressed banks, the organization of new banks and the expansion of our existing banks through establishment of new branches. Any future acquisitions will be accompanied by the risks commonly encountered in acquisitions. These risks include, among other things:
•	difficulty of integrating the operations and personnel;

•	potential disruption of our ongoing business; and

•
inability of our management to maximize our financial and strategic position by the successful implementation of uniform product offerings and the incorporation of uniform technology into our product offerings and control systems.

The recent crisis also revealed and caused risks that are unique to acquisitions of financial institutions and banks, and that are difficult to assess, including the risk that the acquired institution has troubled, illiquid, or bad assets or an unstable base of deposits or assets under management. We expect that competition for suitable acquisition candidates may be significant. We may compete with other banks or financial service companies with similar acquisition strategies, many of which are larger and have greater financial and other resources. We cannot assure you that we will be able to successfully identify and acquire suitable acquisition targets on acceptable terms and conditions.
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
We cannot assure you that we will be successful in overcoming these risks or any other problems encountered in connection with acquisitions and the organization of new banks. Our inability to overcome these risks could have an adverse effect on our ability to achieve our business strategy and maintain our market value.
We may not be able to control costs and our business, financial condition, results of operations and prospects could suffer.
Our ability to manage our business successfully will depend in part on our ability to maintain low-cost deposits and to control operating costs. If we are not able to efficiently manage our costs, our results of operations would suffer.
We may be forced to divert resources from maintaining and growing existing businesses and client relationships, which could cause us to experience a material adverse effect.
Our future success will depend on the ability of our officers and other key employees to continue to implement and improve our operational, credit, financial, management and other internal risk controls and processes, and improve our reporting systems and procedures, while at the same time maintaining and growing existing businesses and client relationships. We may not successfully implement such improvements in an efficient or timely manner and may discover deficiencies in existing systems and controls. Such activities would divert management from maintaining and growing our existing businesses and client relationships and could require us to incur additional expenditures to expand our administrative and operational infrastructure. If we are unable to improve our controls and processes, or our reporting systems and procedures, we may experience compliance and operational problems or incur additional expenditures beyond current projections, any one of which could adversely affect our financial results.
Our business success is dependent upon our ability to recruit and retain qualified employees, especially seasoned relationship bankers.
Our business plan includes, and is dependent upon, hiring and retaining highly qualified and motivated executives and employees at every level. In particular, our relative success to date has been partly the result of our management’s ability to seek and retain highly qualified relationship bankers that have long-standing relationships in their communities. These professionals bring with them valuable customer relationships, and have been an integral part of our ability to attract deposits and to expand in our market areas. Our declining stock price and new government limits on employee compensation for TARP recipients could make it more difficult to recruit and retain people. From time to time we recruit or utilize the services of employees who are subject to limitations on their ability to use confidential information of a prior employer, to freely compete with that employer, or to solicit customers of that employer. If we are unable to hire or retain qualified employees, we may not be able to successfully execute our business strategy. If we are found to have violated any nonsolicitation or other restrictions applicable to us or our employees, we could become subject to litigation or other proceedings.
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

Many of these competing institutions have much greater financial and marketing resources than we have. Due to their size, many competitors can achieve larger economies of scale and may offer a broader range of products and services than us. If we are unable to offer competitive products and services, our business may be negatively affected.
Some of the financial services organizations with which we compete are not subject to the same degree of regulation as is imposed on bank holding companies and federally insured financial institutions. As a result, these non-bank competitors have certain advantages over us in accessing funding and in providing various services. The banking business in our primary market areas is very competitive, and the level of competition facing us may increase further, which may limit our asset growth and financial results.
Our business would be harmed if we lost the services of any of our senior management team or senior relationship bankers.
We believe that our success to date has been substantially dependent on our senior management team, which includes Robert Sarver, our Chairman, President and Chief Executive Officer, Dale Gibbons, our Chief Financial Officer, Bruce Hendricks, President and Chief Executive Officer of Bank of Nevada, James Lundy, President and Chief Executive Officer of Alliance Bank of Arizona, Gerald Cady, President and Chief Executive Officer of Torrey Pines Bank, Grant Markham, President and Chief Executive Officer of First Independent Bank of Nevada, Arnold Grisham, President and Chief Executive Officer of Alta Alliance Bank and certain of our senior relationship bankers. We also believe that our prospects for success in the future are dependent on retaining our senior management team and senior relationship bankers. In addition to their skills and experience as bankers, these persons provide us with extensive community ties upon which our competitive strategy is based. Our ability to retain these persons may be hindered by the fact that we have not entered into employment agreements with any of them. The loss of the services of any of these persons, particularly Mr. Sarver, could have an adverse effect on our business if we cannot replace them with equally qualified persons who are also familiar with our market areas. See also “The limitations on bonuses, retention awards and incentive compensation contained in ARRA may adversely affect our ability to retain our highest performing employees.”
Mr. Sarver’s involvement in outside business interests requires substantial time and attention and may adversely affect our ability to achieve our strategic plan.
Mr. Sarver joined us in December 2002 and is an integral part of our business. He has substantial business interests that are unrelated to us, including his ownership interest in the Phoenix Suns NBA franchise. Mr. Sarver’s other business interests demand significant time commitments, the intensity of which may vary throughout the year. Mr. Sarver’s other commitments may reduce the amount of time he has available to devote to our business. We believe that Mr. Sarver spends the substantial majority of his business time on matters related to our company. However, a significant reduction in the amount of time Mr. Sarver devotes to our business may adversely affect our ability to achieve our strategic plan.
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
If our real estate investment trust (“REIT”) affiliate fails to qualify as a REIT, we may be subject to a higher consolidated effective tax rate.
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
We do not anticipate paying any dividends on our common stock. As a result, an increase in the price of our common stock may be an investor’s sole source of gains in the future.
We have never paid a cash dividend, and do not anticipate paying a cash dividend in the foreseeable future. Further, we cannot pay dividends for so long as the Series A Preferred Stock that we issued to the Treasury is outstanding. As a result, investors may only receive a return on their investment in the common stock if the market price of the common stock increases over their purchase price.
Our business may be adversely affected by internet fraud.
We are inherently exposed to many types of operational risk, including those caused by the use of computer, internet and telecommunications systems. These risks may manifest themselves in the form of fraud by employees, by customers, other outside entities targeting us and/or our customers that use our internet banking, electronic banking or some other form of our telecommunications systems. Given the growing level of use of electronic, internet-based, and networked systems to conduct business directly or indirectly with our clients, certain fraud losses may not be avoidable regardless of the preventative and detection systems in place.
Risks Related to the Banking Industry
We operate in a highly regulated environment and changes in the laws and regulations that govern our operations, changes in the accounting principles that are applicable to us, and our failure to comply with the foregoing, may adversely affect us.
We are subject to extensive regulation, supervision, and legislation that governs almost all aspects of our operations. See “Supervision and Regulation.” The laws and regulations applicable to the banking industry could change at any time and are primarily intended for the protection of customers, depositors and the deposit insurance funds. Any changes to these laws or regulations or any applicable accounting principles could make it more difficult and expensive for us to comply with such laws, regulations, or principles, and could affect the way that we conduct business. The foregoing, and our failure to comply with any such laws, regulations, or principles or changes thereto, may negatively impact our results of operations and financial condition. While we cannot predict what effect any presently contemplated or future changes in the laws or regulations or their interpretations would have on us, these changes could be materially adverse to our investors and stockholders.
Company’s Bank of Nevada subsidiary was notified by banking regulators that its operations and activities will be subject to additional informal supervisory oversight following their September 30, 2008 examination of the bank. The bank will be required to enhance a variety of its policies, procedures and processes regarding asset quality, loan concentrations, liquidity, interest rate sensitivity, and investment securities. In addition, the bank will be required to obtain the non- objection of these agencies before engaging in any transaction that would materially change its balance sheet composition. The bank has already implemented a number of changes to its policies, procedures and processes in the last several months that we believe address many of these issues.
Changes in interest rates could adversely affect our profitability, business and prospects.
Most of our assets and liabilities are monetary in nature, which subjects us to significant risks from changes in interest rates and can impact our net income and the valuation of our assets and liabilities. Increases or decreases in prevailing interest rates could have an adverse effect on our business, asset quality and prospects. Our operating income and net income depend to a great extent on our net interest margin. Net interest margin is the difference between the interest yields we receive on loans, securities and other interest earning assets and the interest rates we pay on interest bearing deposits, borrowings and other liabilities. These rates are highly sensitive to many factors beyond our control, including competition, general economic conditions and monetary and fiscal policies of various governmental and regulatory authorities, including the Federal Reserve. If the rate of interest we pay on our interest bearing deposits, borrowings and other liabilities increases more than the rate of interest we receive on loans, securities and other interest earning assets, our net interest income, and therefore our earnings, could be adversely affected. Our earnings could also be adversely affected if the rates on our loans and other investments fall more quickly than those on our deposits and other liabilities.
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
We maintain an allowance for loan losses. The allowance is established through a provision for loan losses based on our management’s evaluation of the risks inherent in our loan portfolio and the general economy. The allowance is based upon a number of factors, including the size of the loan portfolio, asset classifications, economic trends, industry experience and trends, industry and geographic concentrations, estimated collateral values, management’s assessment of the credit risk inherent in the portfolio, historical loan loss experience and loan underwriting policies. In addition, we evaluate all loans identified as problem loans and augment the allowance based upon our estimation of the potential loss associated with those problem loans. Additions to our allowance for loan losses decrease our net income.
The deterioration in economic conditions has caused us to increase our allowance for loan losses to $74.8 million, or 1.83% of gross loans, at December 31, 2008 from $49.3 million, or 1.36% of gross loans, at December 31, 2007. The actual amount of future provisions for loan losses cannot be determined at this time and may exceed the amounts of past provisions.
If the evaluation we perform in connection with establishing loan loss reserves is wrong, our allowance for loan losses may not be sufficient to cover our losses, which would have an adverse effect on our operating results. Due to the significant increase in loans originated in recent periods, which lack repayment history, and the volatile economy, we cannot assure you that we will not experience an increase in delinquencies and losses as these loans continue to mature.
The federal regulators, in reviewing our loan portfolio as part of a regulatory examination, from time to time require us to increase our allowance for loan losses, thereby negatively affecting our financial condition and earnings at that time. Moreover, additions to the allowance may be necessary based on changes in economic and real estate market conditions, new information regarding existing loans, identification of additional problem loans and other factors, both within and outside of our management’s control.
We are exposed to risk of environmental liabilities with respect to properties to which we take title.
About 77.3% of our outstanding loan portfolio as of December 31, 2008 was secured by real estate. In the course of our business, we may foreclose and take title to real estate, and could be subject to environmental liabilities with respect to these properties. We may be held liable to a governmental entity or to third parties for property damage, personal injury, investigation and clean-up costs incurred by these parties in connection with environmental contamination, or may be required to investigate or clean up hazardous or toxic substances, or chemical releases at a property. The costs associated with investigation or remediation activities could be substantial. In addition, if we are the owner or former owner of a contaminated site, we may be subject to common law claims by third parties based on damages and costs resulting from environmental contamination emanating from the property. These costs and claims could adversely affect our business and prospects.
ITEM 1B. UNRESOLVED STAFF COMMENTS
None

ITEM 2. PROPERTIES
At December 31, 2008, the Company operated 41 domestic locations, of which 19 are owned and 22 are on leased premises. In addition, the Company has a 7,000 square foot service center in San Diego, California, owns a 36,000 square feet operations facility in Las Vegas, Nevada, and leases space in Denver, Colorado, Wilmington, Delaware and Columbus, Georgia. The Company owns three parcels of land for future development and has two leased branches not in use. The Company’s corporate headquarters in Las Vegas, Nevada is the collateral for a loan in the amount of $9.5 million. For information regarding rental payments, see Note 13 of the Consolidated Financial Statements.
We believe that the properties are adequately covered by insurance and that existing facilities are adequate for present and anticipated future use.
ITEM 3. LEGAL PROCEEDINGS
There are no material pending legal proceedings to which Western Alliance is a party or to which any of our properties are subject. There are no material proceedings known to us to be contemplated by any governmental authority. See “Supervision and Regulation” for additional information. From time to time, we are involved in a variety of litigation matters in the ordinary course of our business and anticipate that we will become involved in new litigation matters in the future.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
No matters were submitted to a vote of security holders during the fourth quarter of 2008.

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock began trading on the New York Stock Exchange under the symbol “WAL” on June 30, 2005.
The high and low sale prices per share of our common stock for each quarter during the year ended December 31, 2008 and 2007 are shown in the table below.

Quarter Ended	Low	High
March 31, 2007	$30.38	$35.89
June 30, 2007	$28.68	$33.82
September 30, 2007	$22.40	$32.25
December 31, 2007	$18.06	$26.04
March 31, 2008	$10.06	$18.90
June 30, 2008	$ 7.74	$14.06
September 30, 2008	$ 6.79	$27.66
December 31, 2008	$ 8.60	$17.00
Holders
As of March 1, 2009, there were approximately 1,074 stockholders of record of our common stock. At such date, our directors and executive officers owned approximately 31% of our outstanding shares. There are no other classes of common equity outstanding.
Dividends
Western Alliance is a legal entity separate and distinct from the banks and our other non-bank subsidiaries. Since we are a holding company with no significant assets other than the capital stock of our subsidiaries, we depend upon dividends from our subsidiaries for a substantial part of our revenue. Accordingly, our ability to pay dividends depends primarily upon the receipt of dividends or other capital distributions from our subsidiaries. Our subsidiaries’ ability to pay dividends to Western Alliance is subject to, among other things, their earnings, financial condition and need for funds, as well as federal and state governmental policies and regulations applicable to us and each of those subsidiaries, which limit the amount that may be paid as dividends without prior approval. See “Supervision and Regulation” for information regarding our ability to pay cash dividends. In addition, if any required payments on outstanding trust preferred securities or preferred stock, including the preferred stock that we issued to the Treasury in November 2008 pursuant to the Capital Purchase Program, are not made, we will be prohibited from paying dividends on our common stock. Western Alliance has never paid a cash dividend on its common stock and does no anticipate paying any cash dividends in the foreseeable future.
Sale of Unregistered Securities
As discussed in greater detail elsewhere in this Form 10-K, on November 21, 2008, as part of the Capital Purchase Program established by the Treasury under EESA, the Company sold to Treasury (i) 140,000 shares of the Company’s Series A Preferred Stock and (ii) a ten-year warrant to purchase up to 1,574,213 shares of the Company’s common stock, par value $0.0001 per share, at an initial exercise price of $13.34 per share, for an aggregate purchase price of $140 million. All of the proceeds from the sale of the Series A Preferred Stock were treated as Tier 1 capital for regulatory purposes. The Series A Preferred Stock and the warrant were issued in a private placement exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”).
On September 30, 2008, the company completed a private placement of 4,347,827 shares of the Company’s common stock to a lead institutional investor and limited number of other accredited investors. The purchase price of the common shares was $11.50 per share. The shares were issued in a private placement exempt from registration pursuant to Section 4(2) of the Securities Act.
On June 27, 2008, the Company completed a private placement of 3,797,993 shares of common stock to a limited number of accredited investors. Of the shares sold, approximately 45 percent were purchased by a total of 40 directors and officers of the Company and its subsidiaries. The issue was priced after the close of business on Tuesday, June 24 at $7.94 per share for an aggregate offering price of $30.2 million. The shares were issued in a private placement exempt from registration pursuant to Section 4(2) of the Securities Act.
On September 14, 2007, in connection with the Company’s acquisition of a majority interest in Shine Investment Advisory Services, Inc., the Company issued a total of 313,955 shares of its common stock, representing approximately 1.0% of the Company’s issued and outstanding shares at the time of issuance. The shares were issued in a private placement exempt from registration pursuant to Section 4(2) of the Securities Act.
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

		Measurement Point
	Jun ’05	Dec ’05	Dec ’06	Dec ’07	Dec ’08
Western Alliance
Bancorporation	100.00	117.60	136.89	73.90	39.72
S&P 500 Index	100.00	105.76	122.45	129.17	81.39
KBW Regional Banking Index	100.00	103.32	112.17	87.55	71.29
Share Repurchases
There were no shares repurchased during the 4th quarter 2008 under the $50 million stock repurchase program authorized by our Board of Directors and publicly announced on April 23, 2007, which expired on December 31, 2008. For so long as the Series A Preferred Stock that we issued to the Treasury is outstanding, we are prohibited from repurchasing shares of our common stock.

ITEM 6. SELECTED FINANCIAL DATA
The selected financial information in the table below as of and for the years ended December 31, 2008, 2007, 2006, 2005 and 2004 is derived from our audited consolidated financial statements. Results for past periods are not necessarily indicative of results that may be expected for any future period.
In addition to results presented in accordance with United States generally accepted accounting principles (“GAAP”), we have presented certain non-GAAP financial measures for the years ended December 31, 2008, 2007, 2006, 2005, and 2004 within the Selected Financial Data which have been reconciled to GAAP financial measures within the table below. We believe these non-GAAP financial measures provide information useful to investors in understanding the Company’s performance trends and facilitate comparisons with its peers. Specifically, we believe the exclusion from net income of securities and fair value gains (losses) and significant securities impairment charges and goodwill impairment charges, net of tax benefit, permit a comparison of results for ongoing business operations, and it is on this basis that we internally assess the Company’s performance and establish goals for future periods. Although we believe the non-GAAP financial measures presented within the Selected Financial Data enhance investors’ understandings of the Company’s performance and provide a better understanding of the Company’s underlying operating trends, these non-GAAP financial measures should not be considered an alternative to GAAP financial measures.

	At or for the Year Ended December 31,
	2008	2007	2006	2005	2004
	(in thousands, except per share data)
Selected Income Data:
Interest income	$295,591	$305,822	$233,085	$134,910	$90,855
Interest expense	100,683	125,933	84,297	32,568	19,720

Net interest income	194,908	179,889	148,788	102,342	71,135
Provision for loan losses	68,189	20,259	4,660	6,179	3,914

Net interest income after provision for loan losses	126,719	159,630	144,128	96,163	67,221
Investment securities gains (losses), net	138	434	(4,436)	69	19
Derivative gains (losses)	1,607	(1,833)	-	-	-
Securities impairment charges	(156,832)	(2,861)	-	-	-
Unrealized gains on assets and liabilities measured at fair value, net	9,033	2,418	-	-	-
Noninterest income, excluding securities and fair value gains (losses)	29,008	24,380	17,870	12,069	8,707
Noninterest expense	300,081	133,670	96,086	64,864	44,929

Income (loss) before income taxes	(290,408)	48,498	61,476	43,437	31,018
Minority interest	218	110	-	-	-
Income tax expense (benefit)	(54,166)	15,513	21,587	15,372	10,961

Net Income (loss)	$(236,460)	$32,875	$39,889	$28,065	$20,057

GAAP to Non-GAAP Reconciliation of Income Data: (1)
Net Income (loss) as reported	$(236,460)	$32,875	$39,889	$28,065	$20,057

Add backs (deductions):
Investment securities (gains) losses, net	(138)	(434)	4,436	(69)	(19)
Derivative (gains) losses	(1,607)	1,833	-	-	-
Securities impairment charges	156,832	2,861	-	-	-
Unrealized gains on assets and liabilities measured at fair value, net	(9,033)	(2,418)	-	-	-
Goodwill impairment charges	138,844	-	-	-	-

Pre-tax add backs (deductions)	284,898	1,842	4,436	(69)	(19)
Income tax effect of addbacks (reductions)	(50,537)	(645)	(1,557)	24	7

Total addbacks (reductions), net of tax	234,361	1,197	2,879	(45)	(12)

Net operating income (loss)	$(2,099)	$34,072	$42,768	$28,020	$20,045

	At or for the Year Ended December 31,
	2008	2007	2006	2005	2004
	(in thousands, except per share data)
Share Data:
Earnings (loss) per share–basic	$(7.27)	$1.14	$1.56	$1.36	$1.17
Earnings (loss) per share–diluted	$(7.27)	$1.06	$1.41	$1.24	$1.09
Book value per common share	$9.59	$16.63	$15.09	$10.71	$7.32
Tangible book value per common share (net of tax) (2)	$7.19	$8.88	$9.81	$10.48	$7.02
Shares outstanding at period end	38,601	30,157	27,085	22,810	18,250
Weighted average shares outstanding–basic	32,652	28,918	25,623	20,583	17,190
Weighted average shares outstanding–diluted	32,652	31,019	28,218	22,666	18,405

Selected Balance Sheet Data:
Cash and cash equivalents	$139,954	$115,629	$264,880	$174,336	$115,397
Investments and other securities	565,377	736,200	542,321	748,533	788,622
Gross loans, including net deferred loan fees	4,095,711	3,633,009	3,003,222	1,793,337	1,188,535
Allowance for loan losses	74,827	49,305	33,551	21,192	15,271
Assets	5,242,761	5,016,096	4,169,604	2,857,271	2,176,849
Deposits	3,652,266	3,546,922	3,400,423	2,393,812	1,756,036
Junior subordinated and subordinated debt	103,038	122,240	101,857	30,928	30,928
Stockholders’ equity	495,497	501,518	408,579	244,223	133,571

Selected Other Balance Sheet Data:
Average assets	$5,198,237	$4,667,243	$3,668,405	$2,488,740	$1,902,947
Average earning assets	4,600,466	4,123,956	3,304,325	2,324,463	1,776,362
Average stockholders’ equity	512,872	493,365	348,294	195,284	114,765

Selected Financial and Liqudity Ratios:
Return on average assets	(4.55%)	0.70%	1.09%	1.13%	1.05%
Return on average tangible assets (3)	(4.75%)	0.74%	1.12%	1.13%	1.06%
Return on average stockholders’ equity	(46.11%)	6.66%	11.45%	14.37%	17.48%
Return on average tangible stockholders’ equity (4)	(80.94%)	11.94%	16.47%	14.77%	18.07%
Net interest margin (6)	4.28%	4.40%	4.52%	4.41%	4.00%
Loan to deposit ratio	112.14%	102.43%	88.32%	74.92%	67.68%

Non-GAAP Selected Financial and Liqudity Ratios: (1)
Net operating return on average assets	(0.04%)	0.73%	1.17%	1.13%	1.05%
Net operating return on average tangible assets (3)	(1.06%)	0.77%	1.20%	1.13%	1.06%
Net operating return on average stockholders’ equity	(0.41%)	6.91%	12.28%	14.35%	17.47%
Net operating return on average tangible stockholders’ equity (4)	(0.72%)	12.38%	17.65%	14.75%	18.06%
Net operating efficiency ratio — tax equivalent basis (5)	71.49%	64.67%	57.51%	56.69%	56.26%

Capital Ratios:
Leverage ratio	8.9%	7.4%	8.2%	10.2%	7.7%
Tier 1 risk-based capital ratio	9.8%	7.9%	9.4%	12.8%	10.9%
Total risk-based capital ratio	12.3%	10.3%	11.5%	13.8%	12.0%
Tangible equity	7.7%	5.4%	6.5%	8.4%	5.9%
Tangible common equity	5.3%	5.4%	6.5%	8.4%	5.9%
Average assets to average equity	10.14	9.46	10.53	12.74	16.58

Selected Asset Quality Ratios:
Nonaccrual loans to gross loans	1.44%	0.49%	0.05%	0.01%	0.13%
Nonaccrual loans and OREO to total assets	1.40%	0.42%	0.03%	0.00%	0.07%
Loans past due 90 days or more and still accruing to total loans	0.30%	0.02%	0.03%	0.00%	0.00%
Allowance for loan losses to total loans	1.83%	1.36%	1.12%	1.18%	1.28%
Allowance for loan losses to nonaccrual loans	128.34%	275.86%	2367.75%	19805.61%	959.84%
Net charge-offs to average loans	1.10%	0.23%	0.04%	0.02%	0.00%

(1) The Non-GAAP Selected Income, Financial Data and Liquidity Ratios exclude goodwill impairment charges, security impairment charges and securities and fair value gains (losses). Net income (loss), measured in accordance with GAAP, is the principal and most useful measure of earnings and provides comparability of earnings with other companies. However, management believes presenting these non-GAAP measures provide investors with the ability to understand the Company’s underlying operating trends.
(2) Tangible book value per share (net of tax) represents stockholders’ equity less intangibles, adjusted for deferred taxes related to intangbles, as a percentage of the shares outstanding at the end of the period.
(3) Return on average tangible assets represents net income (loss) as a percentage of average total assets less average intangible assets.
(4) Return on average tangible stockholders’ equity represents net income (loss) as a percentage of average total stockholders’ equity less average intangible assets.
(5) Net operating efficiency ratio represents noninterest expenses as a percentage of the total of net interest income plus noninterest income, excluding security and fair value gains (losses), tax equivalent basis.
(6) Net interest margin represents net interest income as a percentage of average interest-earning assets.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
Some of the statements contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Business” and elsewhere in this Annual Report on Form 10-K constitute forward-looking statements. Forward-looking statements relate to expectations, beliefs, projections, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. In some cases, you can identify forward looking statements by terms such as “may,” “will,” “should,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or the negative of these terms or other comparable terminology.
The forward-looking statements contained in this Annual Report on Form 10-K reflect our current views about future events and financial performance and are subject to risks, uncertainties, assumptions and changes in circumstances that may cause our actual results to differ significantly from historical results and those expressed in any forward-looking statement, including those risks discussed under the heading “Risk Factors” in this annual report. Some factors that could cause actual results to differ materially from historical or expected results include:
•	the decline in economic conditions and disruptions to the financial markets around the world;

•	recent legislative and regulatory initiatives, including EESA, ARRA, and the rules and regulations that might be promulgated thereunder;

•	the soundness of other financial institutions with which we do business;

•	our ability to raise capital, attract deposits and our ability to borrow from the FDIC and the Federal Reserve;

•	the effect of fair value accounting on the financial instruments that we hold;

•	the possibility of asset, including goodwill, write-downs;

•	defaults on our loan portfolio;

•	changes in management’s estimate of the adequacy of the allowance for loan losses;

•	our ability to recruit and retain qualified employees, especially seasoned relationship bankers;

•	inflation, interest rate, market and monetary fluctuations;

•	changes in gaming or tourism in Las Vegas, Nevada, our primary market area;

•	risks associated with the execution of our business strategy and related costs;

•	increased lending risks associated with our concentration of commercial real estate, construction and land development and commercial and industrial loans;

•	competitive pressures among financial institutions and businesses offering similar products and services;

•	the effects of interest rates and interest rate policy; and

•	other factors affecting the financial services industry generally or the banking industry in particular.
For more information regarding risks that may cause our actual results to differ materially from any forward-looking statements, see “Risk Factors” beginning on page 29. We do not intend and disclaim any duty or obligation to update or revise any industry information or forward-looking statements set forth in this Annual Report on Form 10-K to reflect new information, future events or otherwise, except as may be required by the securities laws.
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
Overview
Our business. We are a multi-bank holding company headquartered in Las Vegas, Nevada. We provide a full range of banking and related services to locally owned businesses, professional firms, real estate developers and investors, local nonprofit organizations, high net worth individuals and consumers through our subsidiary banks and financial services companies located in Nevada, Arizona, California and Colorado. In addition to traditional lending and deposit gathering capabilities, we also offer a broad array of financial products and services aimed at satisfying the needs of small to mid-sized businesses and their proprietors, including cash management, trust administration and estate planning, custody and investments and equipment leasing.
We generate the majority of our revenue from interest on loans, service charges on customer accounts and income from investment securities. This revenue is offset by interest expense paid on deposits and other borrowings and noninterest expense such as administrative and occupancy expenses. Net interest income is the difference between interest income on interest-earning assets such as loans and securities and interest expense on interest-bearing liabilities such as customer deposits and other borrowings which are used to fund those assets. Net interest income is our largest source of net income. Interest rate fluctuations, as well as changes in the amount and type of earning assets and liabilities, combine to affect net interest income.
We provide a variety of loans to our customers, including commercial and residential real estate loans, construction and land development loans, commercial and industrial loans, Small Business Administration, or SBA loans, and to a lesser extent, consumer loans. We rely primarily on locally generated deposits to provide us with funds for making loans.
In addition to these traditional commercial banking capabilities, we also provide our customers with cash management, trust administration and estate planning, equipment leasing, custody and investment services and affinity card services resulting in revenue generated from noninterest income. We receive fees from our deposit customers in the form of service fees, checking fees and other fees. Other services such as safe deposit and wire transfers provide additional fee income. We may also generate income from time to time from the sale of investment securities. The fees collected by us are found in our Consolidated Statements of Income under “noninterest income.” Offsetting these earnings are operating expenses referred to as “noninterest expense.” Because banking is a very people intensive industry, our largest operating expense is employee compensation and related expenses.

Recent Events. The global and U.S. economies, and the economies of the local communities in which we operate, experienced a rapid decline in 2008. The financial markets and the financial services industry in particular suffered unprecedented disruption, causing many major institutions to fail or require government intervention to avoid failure. These conditions were brought about largely by the erosion of U.S. and global credit markets, including a significant and rapid deterioration of the mortgage lending and related real estate markets. Despite these conditions, in 2008 we continued to grow net revenues (sum of net interest income and noninterest income, excluding securities impairment charges and net mark-to-market gains) to $223.9 million, up 9.6% from $204.3 million, and customer funds (sum of deposits and customer repurchase agreements) to $3.97 billion, up 4.0% or $151.3 million. However, as with many financial institutions, we suffered losses, resulting primarily from significant provisions for loan losses, and substantial write-downs of investment securities and goodwill.
The United States, state and foreign governments have taken or are considering extraordinary actions in an attempt to deal with the worldwide financial crisis and the severe decline in the economy. In the United States, the federal government has adopted Emergency Economic Stabilization Act of 2008 (enacted on October 3, 2008) and the American Recovery and Reinvestment Act of 2009 (enacted on February 17, 2009). Among other matters, these laws:
•	provide for the government to invest additional capital into banks and otherwise facilitate bank capital formation (commonly referred to as the Troubled Asset Relief Program or “TARP”);

•	increase the limits on federal deposit insurance; and

•	provide for various forms of economic stimulus, including to assist homeowners in restructuring and lowering mortgage payments on qualifying loans.
Other laws, regulations, and programs at the federal, state and even local levels are under consideration that seek to address the economic climate and/or the financial institutions industry. The effect of these initiatives cannot be predicted.
During 2008, the Company took advantage of the TARP program to raise new capital and strengthen its balance sheet. This capital, and capital that we raised earlier in the year from private investors, provide us with the flexibility to take advantage of opportunities that may arise out of the current disruption in the financial institution market.
The Company’s Bank of Nevada subsidiary was notified by banking regulators that its operations and activities will be subject to additional informal supervisory oversight following their September 30, 2008 examination of the bank. The bank will be required to enhance a variety of its policies, procedures and processes regarding asset quality, loan concentrations, liquidity, interest rate sensitivity, and investment securities. In addition, the bank will be required to obtain the non-objection of these agencies before engaging in any transaction that would materially change its balance sheet composition. The bank has already implemented a number of changes to its policies, procedures and processes in the last several months that we believe address many of these issues.
The Company is an FDIC-approved bidder for failed or distressed financial institutions, and we bid from time to time on the purchase of select assets and deposits of such institutions. In that regard, in February, 2009, our Bank of Nevada subsidiary was selected to acquire the deposits and certain assets of the former Security Savings Bank (Henderson, Nevada). On February 27, Security Savings Bank was closed by the Nevada Financial Institutions Division, and the FDIC was named receiver. Bank of Nevada agreed to assume all of the failed bank’s deposits, totaling approximately $132 million, excluding brokered deposits. Bank of Nevada paid no premium to acquire the deposits. No loans were acquired in this transaction.
We expect to continue evaluating similar failed bank opportunities in the future and, in addition, we are aggressively pursuing financially sound borrowers whose financing sources are unable to service their current needs as a result of liquidity or other concerns, seeking both their lending and deposits business. Although there can be no assurance that we will be successful, we are seeking to take advantage of the current disruption in our markets to continue to grow market share, assets and deposits in a prudent fashion, subject to applicable regulatory limitations.

Primary Factors in Evaluating Financial Condition and Results of Operations
A summary of our results of operations and financial condition, and select metrics, as of and for the years ended December 31, 2008, 2007, and 2006, follows.

	At or for the Year Ended December 31,
	2008	2007	2006
	($ in thousands, except per share amounts)

Net income (loss) available to common stockholders	$(237,541)	$32,875	$39,889
Basic earnings (loss) per share	(7.27)	1.14	1.56
Diluted earnings (loss) per share	(7.27)	1.06	1.41
Total assets	5,242,761	5,016,096	4,169,604
Gross loans	4,095,711	3,633,009	3,003,222
Total deposits	3,652,266	3,546,922	3,400,423
Net interest margin	4.28%	4.40%	4.52%
Net operating efficiency ratio - tax equivalent basis	71.49%	64.67%	57.51%
Return on average assets	(4.55)	0.70	1.09
Return on average stockholders’ equity	(46.11)	6.66	11.45
Return on average tangible equity	(80.94)	11.94	16.47
As a bank holding company, we focus on several factors in evaluating our financial condition and results of operations, including:
•	Return on Average Equity (ROE) and Return on Average Tangible Equity (ROTE);

•	Return on Average Assets (ROA) and Return on Average Tangible Assets (ROTA);

•	Asset Quality;

•	Asset and Deposit Growth; and

•	Operating Efficiency.
Return on Average Equity and Average Tangible Equity. For the year ended December 31, 2008, we suffered a net loss of $236.5 million compared to net income of $32.9 million for the year ended December 31, 2007. The net loss was due primarily to securities impairment charges of $156.8 million, a non-cash goodwill impairment charge of $138.8 million and a $47.9 million increase to the provision for loan losses caused by challenging economic conditions in our primary markets, partially offset by a $25.3 million decrease in interest expense due to lower costs of funds. Basic loss per share was $7.27 per share for the year ended December 31, 2008, compared to $1.14 earnings per share for the same period in 2007. Diluted loss per share was $7.27 per share for the year ended December 31, 2008, compared to $1.06 diluted earnings per share for the same period last year. Weighted average shares outstanding increased 3.7 million from 28.9 million for the year ended December 31, 2007 to 32.7 million for the year ended December 31, 2008. Average stockholders’ equity increased $19.5 million for the same periods. The increase in shares outstanding and average stockholders’ equity was primarily due to capital raised through common and preferred stock issuances, which were largely offset by our write-downs and resulting net loss. The net loss and increase in shares outstanding resulted in an ROE of (46.1%) for the year ended December 31, 2008, compared to 6.7% for the year ended December 31, 2007, and ROTE of (80.9%) for the year ended December 31, 2008, compared to 11.9% for the year ended December 31, 2007.
Return on Average Assets and Average Tangible Assets. Our ROA for the year ended December 31, 2008 decreased to (4.55%) compared to 0.70% for the same period in 2007. The ROTA decreased to (4.75%) for the year ended December 31, 2008 compared to 0.74% for the same period in 2007. The decrease in ROA and ROTA is primarily due to the net loss and write-downs discussed above.
Asset Quality. For all banks and bank holding companies, asset quality plays a significant role in the overall financial condition of the institution and results of operations. We measure asset quality in terms of nonaccrual loans as a percentage of gross loans, and net charge-offs as a percentage of average loans. Net charge-offs are calculated as the difference between charged-off loans and recovery payments received on previously charged-off loans. As of December 31, 2008, nonaccrual loans were $58.3 million compared to $17.9 million at December 31, 2007. Nonaccrual loans as a percentage of gross loans were 1.42% as of December 31, 2008, compared to 0.49% as of December 31, 2007. At December 31, 2008 and December 31, 2007, our nonperforming assets were comprised of nonaccrual loans, loans past due 90 days or more and still accruing and other real estate. For the year ended December 31, 2008, net charge-offs as a percentage of average loans were 1.10%, compared to 0.23% for the year ended December 31, 2007.
Asset and Deposit Growth. The ability to produce loans and generate deposits is fundamental to our asset growth. Our assets and liabilities are comprised primarily of loans and deposits, respectively. Total assets increased 4.5% to $5.2 billion as of December 31, 2008 from $5.0 billion as of December 31, 2007. Gross loans, including net deferred fees grew 12.7% to $4.1 billion as of December 31, 2008 from $3.6 billion as of December 31, 2007. Total deposits increased 3.0% to $3.7 billion as of December 31, 2008 from $3.5 billion as of December 31, 2007.
Operating Efficiency. Operating efficiency is measured in terms of how efficiently income before income taxes is generated as a percentage of revenue. Excluding goodwill impairment charges and merger expenses, our tax-equivalent net operating efficiency ratio (noninterest expenses divided by the sum of net interest income and noninterest income, excluding security and fair value gains (losses), tax adjusted) was 71.49% for the year ended December 31, 2008 compared to 64.67% for the same period in 2007. This increase was primarily due to increases in salaries and employee benefits, data processing and advertising related expenses included in noninterest income. Our branch expansion has slowed significantly, which should lead to a lower efficiency ratio as the recently opened branches become more profitable.
Business Segment Results
Our Nevada banking operations, which include Bank of Nevada and First Independent Bank of Nevada, reported a net loss of $209.5 million (including goodwill impairment charges of $138.8 million and net mark-to-market losses of $124.4 million) and net income of $31.4 million (including net mark-to-market losses of $7.3 million) for the years ended December 31, 2008 and 2007, respectively. The decrease in net income for the year ended December 31, 2008 from the year ended December 31, 2007 was primarily due to goodwill impairment charges of $138.8 million, an increase in net mark-to-market losses of $117.0 million and an increase in the provision for loan losses of $34.6 million.
Our California banking operations, which include Torrey Pines Bank and Alta Alliance Bank, reported a net loss of $13.0 million (including net mark-to-market losses of $29.2 million) and net income of $3.8 million (including net mark-to-market gains of $0.7 million) for the years ended December 31, 2008 and 2007, respectively. The decrease in net income for the year ended December 31, 2008 from the year ended December 31, 2007 was primarily due to an increase in net mark-to-market losses of $29.9 million and an increase in the provision for loan losses of $5.8 million.
Our Arizona banking operations, which consists of Alliance Bank of Arizona, reported a net loss of $10.2 million (including net mark-to-market losses of $18.3 million) and net income of $3.1 million (including net mark-to-market gains of $0.1 million) for the years ended December 31, 2008 and 2007, respectively. The decrease in net income for the year ended December 31, 2008 from the year ended December 31, 2007 was primarily due to an increase in net mark-to-market losses of $18.4 million and an increase in the provision for loan losses of $6.1 million.
The asset management business line, which includes Miller/Russell and Associates, Shine Investment Advisory Services and Premier Trust, reported net income of $0.6 million and $1.2 million for the years ended December 31, 2008 and 2007, respectively. The decrease in net income is primarily due to decreases in trust assets and assets under management caused by market declines during 2008.
Our affinity credit card business line, PartnersFirst, reported a net loss of $8.2 million and $1.7 million for the years ended December 31, 2008 and 2007, respectively. The increase in net loss for the year ended December 31, 2008 from the year ended December 31, 2007 was primarily due to increases in salaries and benefits and occupancy costs related to the growth and development of our credit card business line during its first full year of operations.
Critical Accounting Policies
The Notes to Consolidated Financial Statements contain a discussion of our significant accounting policies, including information regarding recently issued accounting pronouncements, our adoption of such policies and the related impact of their adoption. We believe that certain of these policies, along with various estimates that we are required to make in recording our financial transactions, are important to have a complete understanding of our financial position. In addition, these estimates require us to make complex and subjective judgments, many of which include matters with a high degree of uncertainty. The following is a summary of these critical accounting policies and significant estimates.
Allowance for Loan Losses. The allowance for loan losses is a valuation allowance for estimated credit losses that exist in the loan portfolio as of the valuation date. Our allowance for loan loss methodology incorporates a variety of risk considerations in establishing an allowance for loan losses that we believe is adequate to absorb probable losses in the existing portfolio. Such analysis addresses our historical loss experience, delinquency and charge-off trends, collateral values, changes in nonperforming loans, economic conditions, current asset quality trends, known and inherent risks to the portfolio and other considerations. This information is then analyzed to determine “estimated loss factors” which, in turn, is assigned to each loan category. These factors also incorporate known information about individual loans, including the borrowers’ sensitivity to interest rate movements. Changes in the factors themselves are driven by perceived risk in pools of homogenous loans classified by collateral type, purpose and term. Management monitors local trends to anticipate future delinquency potential on a quarterly basis.

In addition to ongoing internal loan reviews and risk assessment, the audit committee utilizes an independent loan review firm to provide advice on the appropriateness of the allowance for loan losses. We undertake this process both to ascertain whether there are loans in the portfolio whose credit quality has weakened over time and to assist in our overall evaluation of the risk characteristics of the entire loan portfolio. Our loan review process includes the judgment of management, the input from our independent loan reviewer, and reviews that may have been conducted by bank regulatory agencies as part of their usual examination process. We incorporate loan review results in the determination of whether or not it is probable that we will be able to collect all amounts due according to the contractual terms of a loan.
The allowance consists of two components, a general reserve for non-impaired loans, and specific reserves on impaired loans. The general reserve is based on historical losses that have been adjusted for qualitative factors pursuant to SFAS No. 5, Accounting for Contingencies. Specific reserves are estimated individually for each loan for which the Company determines it is probable that the Company will be unable to collect all contractual principal and interest payments due in accordance with the terms of the loan agreement.
In order to determine the general reserve, the estimated loan loss allocation for our loan portfolio is adjusted for management’s estimate of probable losses for several “environmental” factors. The allocation for environmental factors is particularly subjective and does not lend itself to exact mathematical calculation. This amount represents estimated probable inherent credit losses which exist, but have not yet been identified, as of the balance sheet date, and are based upon quarterly trend assessments in delinquent and nonaccrual loans, unanticipated charge-offs, credit concentration changes, prevailing economic conditions, changes in lending personnel experience, changes in lending policies or procedures and other influencing factors. These environmental factors are all loan categories and the allowance allocation is increased or decreased based on the incremental assessment of these various “environmental” factors.
During the year ended December 31, 2008, the Company increased the qualitative factors used to calculate the general reserve. The qualitative factors were increased due to the increased levels and trends in past due loans, increased trends in charge-offs and local and national economic conditions. For example, loans past due greater than 90 days and/or on nonaccrual status increased from 0.51% of total loans at December 31, 2007 to 1.70% of total loans at December 31, 2008. Also, loan charge-offs increased from 0.23% of average loans for the year ended December 31, 2007, to 1.10% of total loans for the year ended December 31, 2008. As a result of our analysis, the general reserve increased 22 basis points from 1.19% of non-impaired loans at December 31, 2007 to 1.41% of non-impaired loans at December 31, 2008.
At least annually, we review the assumptions and formulas by which additions are made to the specific and general valuation allowances for loan losses in an effort to refine such allowance in light of the current status of the factors described above. The total loan portfolio is thoroughly reviewed at least quarterly for satisfactory levels of general and specific reserves together with impaired loans to determine if write downs are necessary.
An impairment allowance is recognized if the fair value of the loan is less than the recorded investment in the loan (recorded investment in the loan is the principal balance plus any accrued interest, net of deferred loan fees or costs and unamortized premium or discount). The impairment is recognized through the allowance. Loans that are impaired are recorded at the present value of expected future cash flows discounted at the loan’s effective interest rate, or if the loan is collateral dependent, impairment measurement is based on the fair value of the collateral, less estimated disposal costs.
Approximately 72.6% of the Company’s impaired loans were real estate collateral dependent at December 31, 2008. The specific reserves were calculated for these impaired loans based on the fair value of collateral method. The fair values were determined based on appraisals. The specific reserves for approximately 49.5% of the impaired loans were calculated based on recent appraisals, where recent is defined as an appraisal date within 90 days as of the balance sheet date. When appraisals were older than 90 days as of the balance sheet date, the Company applied discounts to the appraisals to reflect the deteriorating real estate values in our markets.
The fair value of the collateral method also requires the Company to subtract estimated selling costs from the fair value of the collateral in order to calculate the required specific reserve. The Company has estimated its selling costs to be 3% of the fair value of the collateral.

Although we believe the levels of the allowance as of December 31, 2008 and 2007 were adequate to absorb probable losses in the loan portfolio, a further decline in economic conditions or other factors could result in increasing losses that cannot be reasonably estimated at this time.
Available-for-Sale Securities. Statement of Financial Accounting Standards (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities, requires that available-for-sale securities be carried at fair value. Management utilizes the services of a third party vendor to assist with the determination of estimated fair values. Adjustments to the available-for-sale securities fair value impact the consolidated financial statements by increasing or decreasing assets and stockholders’ equity.
Securities Measured at Fair Value. The Company elected early adoption of SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, effective January 1, 2007. Concurrent with the adoption of SFAS No. 159, the Company adopted SFAS No. 157, Fair Value Measurements, effective January 1, 2007. SFAS No. 157 provides a definition of fair value and provides a framework for calculating fair value. Election of SFAS No. 159 requires elected securities to be carried at fair value with changes in value running through the income statement. See further discussion in the notes to the consolidated financial statements.
Other-Than-Temporary Impairment of Securities. The Company conducts an other-than-temporary impairment analysis on a quarterly basis. The initial indication of other-than-temporary impairment for both debt and equity securities is a decline in the market value below the amount recorded for an investment, and the severity and duration of the decline. In determining whether an impairment is other than temporary, the Company considers the length of time and the extent to which the market value has been below cost, recent events specific to the issuer, including investment downgrades by rating agencies and economic conditions of its industry, and the Company’s ability and intent to hold the investment for a period of time sufficient to allow for any anticipated recovery. For marketable equity securities, the Company also considers the issuer’s financial condition, capital strength, and near-term prospects. For debt securities and for perpetual preferred securities that are treated as debt securities for the purpose of other-than-temporary analysis, the Company also considers the cause of the price decline (general level of interest rates and industry- and issuer-specific factors), the issuer’s financial condition, near-term prospects and current ability to make future payments in a timely manner, the issuer’s ability to service debt, and any change in agencies’ ratings at evaluation date from acquisition date and any likely imminent action. The Company has reviewed securities on which there is an unrealized loss in accordance with its accounting policy for other-than-temporary impairment and recorded impairment charges totaling $156.8 million and $2.9 million for the twelve months ended December 31, 2008 and 2007, respectively. For 2008, this includes a $127.2 million impairment charge related to unrealized losses in the Company’s CDO portfolio, $22.1 million related to impairment losses in the Company’s adjustable rate preferred stock portfolio (“ARPS”), $2.2 million related to impairment losses in the Company’s collateralized mortgage obligations (“CMO”) portfolio and $5.3 million related to impairment losses of two auction-rate leveraged securities.
Goodwill. The Company evaluates goodwill for impairment on at least an annual basis pursuant to SFAS No. 142, Goodwill and Other Intangible Assets. The first step of the impairment evaluation involves the determination of the fair value of each reporting unit to which goodwill has been assigned. Goodwill is not impaired if the fair value of the reporting unit exceeds its carrying value. The Company’s fair value measurements were based on recent sales of similar companies. At September 30, 2008, it was determined the implied fair value of the goodwill related to the acquisition of First Independent Bank of Nevada (FIBN) was less than the carrying value on the Company’s balance sheet, which is one factor that is considered when determining goodwill impairment. Based on the assessment that goodwill was significantly impaired, we wrote down the $79.2 million of goodwill related to FIBN, incurring a non-cash impairment charge. The remaining goodwill was also tested for impairment during the third quarter 2008; however, no impairment was deemed necessary based on the results of the testing. The Company considered other events and circumstances through December 2008, in accordance with SFAS No. 142, for Bank of Nevada, due to the continued deterioration of market conditions and the decline in the Company’s stock price, and as a result of this impairment test, the Company impaired an additional $59.6 million of goodwill related to Bank of Nevada based on the results of testing again as of December 31, 2008.
Stock-Based Compensation. SFAS No. 123R requires the Company to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. Since an observable market price of an option with the same or similar terms and conditions is not available, the Company estimates the fair value of stock options using the Black Scholes option-pricing model. The Black Scholes model requires the Company to make assumptions regarding the expected term of the option, the expected volatility of the price of the underlying share for the expected term of the option, the expected dividends on the underlying share for the expected term of the option, and the risk-free interest rates for the expected term of the option. The assumptions and the methods used to determine those assumptions are described in Note 14 of the financial statements included in this Form 10-K. As discussed elsewhere in this Form 10-K, as a result of new restrictions under the American Recovery and Reinvestment Act of 2009 (“ARRA”), the Company is in the process of examining its practices with respect to granting options and shares of restricted stock and it cannot predict the effect, if any, such restrictions will have on its compensation practices.
Income Taxes. The calculation of our provision for federal income taxes is complex and requires the use of estimates and judgments. We have two accruals for income taxes: Our income tax receivable represents the estimated amount currently due from the federal government, and is reported separately in our consolidated balance sheet; our net deferred tax asset represents the estimated impact of temporary differences between how we recognize our assets and liabilities under GAAP, and how such assets and liabilities are recognized under the federal tax code.
In the ordinary course of business, we operate in various taxing jurisdictions and are subject to income and other taxes. The effective tax rate is based in part on our interpretation of the relevant current tax laws. We believe the aggregate liabilities related to taxes are appropriately reflected in the consolidated financial statements. We review the appropriate tax treatment of all transactions taking into consideration statutory, judicial, and regulatory guidance in the context of our tax positions. In addition, we rely on various tax opinions and historical experience.
From time to time, we engage in business transactions that may have an effect on our tax liabilities. Where appropriate, we have obtained opinions of outside experts and have assessed the relative merits and risks of the appropriate tax treatment of business transactions taking into account statutory, judicial, and regulatory guidance in the context of the tax position. However, changes to our estimates of accrued taxes can occur due to changes in tax rates, implementation of new business strategies and newly enacted statutory, judicial, and regulatory guidance. Such changes could affect the amount of our accrued taxes and could be material to our financial position and/or results of operations.
We do not anticipate that current market events will adversely impact our ability to realize the future tax benefits of the net deferred tax assets. See Note 9 to the Consolidated Financial Statements for further discussion on income taxes.
Selected Factors Impacting Our Recent Results
Certain events have occurred or factors are present that are important in understanding our recent results and that are potentially significant in assessing future performance.
Economic Distress and Market Volatility. From inception to 2007, we experienced considerable growth in assets, deposits and net interest income. The recent decline in economic conditions and disruptions to the financial markets around the world has caused our organic growth, and projected growth rate, to decline considerably.
Asset Sensitivity. Management uses various modeling strategies to manage the repricing characteristics of our assets and liabilities. These models contain a number of assumptions and cannot take into account all the various factors that influence the sensitivities of our assets and liabilities. Despite these limitations, our models at December 31, 2008 indicated that our balance sheet was modestly asset sensitive. A company is considered to be asset sensitive if the amount of its interest earning assets maturing or repricing within a certain time period exceed the amount of its interest-bearing liabilities also maturing or repricing within the same period. Being asset sensitive means generally that in times of rising interest rates, a company’s net interest income will increase, and in times of falling interest rates, net interest income will decrease.
See “Quantitative and Qualitative Disclosure about Market Risk.”
Preferred Stock. On November 21, 2008, as part of the Capital Purchase Program established by the Treasury under EESA, the Company entered into a Letter Agreement with Treasury pursuant to which the Company issued and sold to Treasury (i) 140,000 shares of the Company’s Series A Preferred Stock, and (ii) a ten-year warrant to purchase up to 1,574,213 shares of the Company’s common stock at an initial exercise price of $13.34 per share, for an aggregate purchase price of $140 million. Prior to November 21, 2011, unless the Company has redeemed the Series A Preferred Stock or Treasury has transferred the Series A Preferred Stock to a third party, the consent of Treasury will be required for the Company to (1) pay any Common Stock dividend or (2) redeem, purchase or acquire any shares of our Common Stock or other equity or capital securities, other than in connection with benefit plans consistent with past practice and certain other circumstances specified in the purchase agreement. See “Item 1 — Business — Supervision and Regulation — Recent Regulatory Initiatives.”

Impact of Expansion on Noninterest Expense. We expect to recruit seasoned relationship bankers to expand our market share and we are actively bidding on distressed banks, thereby increasing our salary expenses. This increase in salary expense may be higher than the revenues to be received from the customer relationships brought to us by the new relationship bankers in the short term.
Although we have significantly curtailed our branch expansion strategy, some of the branches we opened and banks we acquired in prior years will continue to contribute to increased noninterest expenses during ramp up of these branches and banks. In October 2006, Alta Alliance Bank opened to the public. Alta Alliance Bank is a wholly owned subsidiary of the Company, headquartered in Oakland, CA. The opening of Alta had a significant impact on the financial statements of the Company in 2007 and 2008. Alta reported a $2.0 million net loss in 2007 and a $6.4 million net loss in 2008.
On March 31, 2007, we completed our acquisition of First Independent Bank of Nevada. Total loans and deposits acquired in this merger were $290.7 million and $402.3 million. We also added a total of 4 full service branches in the Reno, Nevada area through this merger. Two additional offices were opened during early 2008 in this area.
In July 2007, we formed PartnersFirst Affinity Services, a division of our Torrey Pines Bank affiliate. As of December 31, 2008, PartnersFirst had $28 million in credit card loans outstanding to 13,725 accounts, and represented 55 affinity groups. PartnersFirst reported a $1.7 million net loss in 2007 and a $8.2 million net loss in 2008. The increase in net loss for the year ended December 31, 2008 from the year ended December 31, 2007 was primarily due to increases in salaries and benefits and occupancy costs related to the growth and development of our credit card business line during its first full year of operations.
On July 31, 2007, we acquired a majority interest in Shine Investment Advisory Services. Assets under management were $410 million as of the acquisition date. Shine has one office in Lone Tree, Colorado.
Federal Home Loan Bank. The FHLB of San Francisco did not pay a dividend for the fourth quarter of 2008. Our net interest margin will be reduced in future periods in which the FHLB does not pay dividends on its restricted stock.
Results of Operations
Our results of operations depend substantially on net interest income, which is the difference between interest income on interest-earning assets, consisting primarily of loans receivable, securities and other short-term investments, and interest expense on interest-bearing liabilities, consisting primarily of deposits and borrowings. Our results of operations are also dependent upon our generation of noninterest income, consisting of income from trust and investment advisory services and banking service fees. Other factors contributing to our results of operations include our provisions for loan losses, gains or losses on sales of securities and income taxes, as well as the level of our noninterest expenses, such as compensation and benefits, occupancy and equipment and other miscellaneous operating expenses, as well as goodwill impairments and securities write-downs.
Year Ended December 31, 2008 Compared to Year Ended December 31, 2007
The following table sets forth a summary financial overview for the years ended December 31, 2008 and 2007.

	Year Ended
	December 31,		Increase
	2008	2007	(Decrease)
Consolidated Statement of Earnings Data:	(in thousands, except per share amounts)
Interest income	$295,591	$305,822	$(10,231)
Interest expense	100,683	125,933	(25,250)

Net interest income	194,908	179,889	15,019
Provision for loan losses	68,189	20,259	47,930

Net interest income after provision for loan losses	126,719	159,630	(32,911)
Investment security gains	138	434	(296)
Derivative swap gains (losses)	1,607	(1,833)	3,440
Securities impairment charges	(156,832)	(2,861)	(153,971)
Unrealized gains on assets and liabilities measured at fair value	9,033	2,418	6,615
Noninterest income, excluding security and fair value gains (losses)	29,008	24,380	4,628
Noninterest expense	300,081	133,670	166,411

Net income (loss) before income taxes	(290,408)	48,498	(338,906)
Minority interest	218	110	108
Income tax expense (benefit)	(54,166)	15,513	(69,679)

Net income (loss)	$(236,460)	$32,875	$(269,335)

Net income (loss) available to common stockholders	$(237,541)	$32,875	$(270,416)

Earnings (loss) per share - basic	$(7.27)	$1.14	$(8.41)

Earnings (loss) per share - diluted	$(7.27)	$1.06	$(8.33)

The net loss of $236.5 million in 2008 was due primarily to securities impairment charges of $156.8 million, a non-cash goodwill impairment charge of $138.8 million and a $47.9 million increase to the provision for loan losses caused by challenging economic conditions. These amounts were partially offset by a $25.3 million decrease in interest expense due to lower costs of funds compared with the same period in 2007.
Net Interest Income and Net Interest Margin. The 8.3% increase in net interest income for year ended December 31, 2008 compared to the year ended December 31, 2007 was due to a decrease in interest expense mentioned above, partially offset by a decrease in interest income of $10.2 million, reflecting the effect of a lower average yield on our average interest-bearing assets.
The average yield on our interest-earning assets was 6.47% for the year ended December 31, 2008, compared to 7.45% for the year ended December 31, 2007, a decrease of 0.98%. The decrease in the yield on our interest-earning assets is primarily the result of a lower interest rate environment. In addition, we changed our investment portfolio mix to lower yielding, more conservative securities.
The cost of our average interest-bearing liabilities decreased to 2.72% in the year ended December 31, 2008, from 4.08% in the year ended December 31, 2007, which is a result of lower rates paid on deposit accounts and borrowings.
Our average rate on our interest-bearing deposits decreased 1.15% from 3.86% for the year ended December 31, 2007, to 2.71% for the year ended December 31, 2008, reflecting decreases in general market rates. Our average rate on total deposits (including noninterest bearing deposits) decreased 0.75% from 2.72% for the year ended December 31, 2007, to 1.97% for the year ended December 31, 2008.
Our interest margin of 4.28% for the year ended December 31, 2008 was slightly lower than our margin for the previous year of 4.40% due to the increase in our interest-bearing liabilities, which outpaced the increase in our interest-earning assets. Our cost of funds decreased less than the decrease in market rates due to average noninterest bearing deposits decreasing 9.75% while interest bearing deposits increased by only 0.35%.
Average Balances and Average Interest Rates. The table below sets forth balance sheet items on a daily average basis for the years ended December 31, 2008 and 2007 and presents the daily average interest rates earned on assets and the daily average interest rates paid on liabilities for such periods. Nonaccrual loans have been included in the average loan balances. Securities include securities available for sale and securities held-to-maturity. Securities available for sale are carried at amortized cost for purposes of calculating the average rate received on taxable securities below.

	Year Ended December 31,
($ in thousands)		2008			2007
	Average		Average	Average		Average
	Balance	Interest	Yield/Cost	Balance	Interest	Yield/Cost
Earning Assets
Securities:
Taxable	$589,416	$32,938	5.59%	$629,846	$36,320	5.77%
Tax-exempt (1)	78,096	2,896	6.07%	50,432	2,396	7.46%

Total securities	667,512	35,834	5.64%	680,278	38,716	5.89%
Federal funds sold and other	18,574	322	1.73%	30,900	1,644	5.32%
Loans (1) (2) (3)	3,872,918	257,528	6.65%	3,393,299	264,480	7.79%
Restricted stock	41,462	1,907	4.60%	19,479	982	5.04%

Total earnings assets	4,600,466	295,591	6.47%	4,123,956	305,822	7.45%
Nonearning Assets
Cash and due from banks	113,423			103,163
Allowance for loan losses	(56,124)			(37,935)
Bank-owned life insurance	89,343			85,509
Other assets	451,129			392,550

Total assets	$5,198,237			$4,667,243

Interest-Bearing Liabilities
Sources of Funds
Interest-bearing deposits:
Interest checking	$253,783	$3,965	1.56%	$259,774	$6,391	2.46%
Savings and money market	1,517,189	35,475	2.34%	1,602,980	58,867	3.67%
Time deposits	781,828	29,696	3.80%	681,229	32,870	4.83%

Total interest-bearing deposits	2,552,800	69,136	2.71%	2,543,983	98,128	3.86%
Short-term borrowings	896,309	19,721	2.20%	372,547	17,097	4.59%
Long-term debt	141,954	4,569	3.22%	61,119	3,092	5.06%
Junior subordinated and subordinated debt	114,741	7,257	6.32%	106,802	7,616	7.13%

Total interest-bearing liabilities	3,705,804	100,683	2.72%	3,084,451	125,933	4.08%
Noninterest-Bearing Liabilities
Noninterest-bearing demand deposits	961,703			1,065,592
Other liabilities	17,858			23,835
Stockholders’ equity	512,872			493,365

Total Liabilities and Stockholders’ Equity	$5,198,237			$4,667,243

Net interest income and margin (4)		$194,908	4.28%		$179,889	4.40%

Net interest spread (5)			3.75%			3.37%

(1)
Yields on loans and securities have been adjusted to a tax equivalent basis. Interest income has not been adjusted to a tax equivalent basis. The tax-equivalent adjustments for 2008 and 2007 were $1,843 and $1,366, respectively.

(2)	Net loan fees of $5.5 million and $6.3 million are included in the yield computation for 2008 and 2007, respectively.

(3)	Includes average nonaccrual loans of $32.3 million in 2008 and $9.3 million in 2007.

(4)	Net interest margin is computed by dividing net interest income by total average earning assets.

(5)	Net interest spread represents average yield earned on interest-earning assets less the average rate paid on interest bearing liabilities.
Net Interest Income. The table below sets forth the relative impact on net interest income of changes in the volume of earning assets and interest-bearing liabilities and changes in rates earned and paid by us on such assets and liabilities. For purposes of this table, nonaccrual loans have been included in the average loan balances.

	Years Ended December 31,
	2008 v. 2007
	Increase (Decrease)
	Due to Changes in (1)(2)
	Volume	Rate	Total
	(in thousands)
Interest on securities:
Taxable	$(2,259)	$(1,123)	$(3,382)
Tax-exempt	1,026	(526)	500
Federal funds sold and other	(214)	(1,108)	(1,322)
Loans	31,892	(38,844)	(6,952)
Restricted stock	1,011	(86)	925

Total interest income	31,456	(41,687)	(10,231)

Interest expense:
Interest checking	(94)	(2,332)	(2,426)
Savings and money market	(2,006)	(21,386)	(23,392)
Time deposits	3,821	(6,995)	(3,174)
Short-term borrowings	11,524	(8,900)	2,624
Long-term debt	2,602	(1,125)	1,477
Junior subordinated debt	502	(861)	(359)

Total interest expense	16,349	(41,599)	(25,250)

Net increase (decrease)	$15,107	$(88)	$15,019

(1)	Changes due to both volume and rate have been allocated to volume changes.

(2)	Changes due to mark-to-market gains/losses under SFAS No. 159 have been allocated to volume changes.
Provision for Loan Losses. The provision for loan losses in each period is reflected as a charge against earnings in that period. The provision is equal to the amount required to maintain the allowance for loan losses at a level that, in our judgment, is adequate to absorb probable loan losses inherent in the loan portfolio.
Our provision for loan losses was $68.2 million for the year ended December 31, 2008, compared with $20.3 million for the year ended December 31, 2007. The provision increased primarily because of specific reserves applied to impaired loans and loan deterioration in the markets in which we operate.
Noninterest Income. We earn noninterest income primarily through fees related to:
•	Trust and investment advisory services,

•	Services provided to deposit customers,

•	Services provided to current and potential loan customers

•	Bank owned life insurance, and

•	Other noninterest income, which consists primarily of equipment lease income and credit card fees.

The following tables present, for the periods indicated, the major categories of noninterest income (excluding securities and fair value gains/(losses):

	Year Ended
	December 31,		Increase
	2008	2007	(Decrease)
	(in thousands)
Trust and investment advisory services	$10,489	$9,764	$725
Service charges	6,135	4,828	1,307
Income from bank owned life insurance	2,639	3,763	(1,124)
Other	9,745	6,025	3,720

Noninterest income, excluding securities and fair value gains (losses)	$29,008	$24,380	$4,628

The $4.6 million, or 19.0%, increase in noninterest income, excluding net investment securities gains and net unrealized gain/loss on assets and liabilities measured at fair value, was influenced by several factors such as increases in investment advisory revenues, service-related charges and operating lease income. Collectively, Premier Trust, Inc., Miller/Russell Associates, Inc. and Shine Investment Advisory Services, Inc. produced $10.5 million in trust and investment advisory fees in the year ended December 31, 2008, compared to $9.8 million in the year ended December 31, 2007. The increase was due to the acquisition of a majority interest in Shine in July 2007. However, trust assets and assets under management have decreased from a combined amount of $2.51 billion at December 31, 2007 to $1.83 billion at December 31, 2008 due to general market deterioration.
Service charges increased $1.3 million from 2007 to 2008 due to increased analysis and fee charges on existing accounts and growth in our customer base.
Income from bank owned life insurance, or BOLI, decreased $1.1 million to $2.6 million in 2008. This decrease was primarily the result of the lower performance of the underlying investments due to current market conditions.
Other income increased $3.7 million, due primarily to increases in operating lease income from equipment leases and credit card charges and affinity income related to an increase of customer accounts in our credit card services operations.
Unrealized Gains/Losses on Assets and Liabilities Measured at Fair Value. During the year ended December 31, 2008, we recognized net unrealized gains on assets and liabilities measured at fair value of $9.0 million, as compared to a $2.4 million gain during the year ended December 31, 2007. These gains are primarily the result of gains on our trust preferred liabilities due to a widening of interest rate spreads. We view the majority of these gains as temporary in nature since the changes in value on most of our financial instruments were not related to a change in credit profile, but rather such gains were the result of fluctuations in market yields.
As of May 31, 2008, the Company transferred its trust preferred CDO portfolio from available-for-sale to held-to-maturity. The Company considers the held-to-maturity classification to be more appropriate because it has the ability and the intent to hold these securities to maturity. The par value and fair value of these securities at the date of transfer were $121.3 million and $85.7 million, respectively.
During the year ended December 31, 2008, the Company incurred impairment charges of $156.8 million when it determined that it’s portfolio of CDOs and some adjustable rate preferred stock (“ARPS”) in its portfolio were other-than-temporarily impaired under generally accepted accounting principles due to the continued expected weakness of the U.S. economy, the decline in the market value of these CDOs and ARPS, credit rating downgrades and the increase in deferrals and defaults by the issuers of the underlying CDOs. These CDOs represent interests in various trusts, each of which is collateralized with trust preferred debt issued by other financial institutions. The CDO portfolio has been written down to $1.4 million, which approximates market value.
SFAS No. 159 and No. 157 were adopted by the Company on January 1, 2007. A detailed explanation of the adoptions is included in the notes to the financial statements.

During the year ended December 31, 2008, we recognized a gain on interest rate swap derivatives of $1.4 million and a gain of $0.2 million on credit default swap derivatives embedded in certain structured securities. For the year ended December 31, 2007, we recognized a loss on derivatives of $1.8 million.
Noninterest Expense. The following table presents, for the periods indicated, the major categories of noninterest expense:

	Year Ended
	December 31,		Increase
	2008	2007	(Decrease)
	(in thousands)
Salaries and employee benefits	$88,349	$76,582	$11,767
Occupancy	20,891	18,120	2,771
Advertising, public relations and business development	10,247	6,815	3,432
Customer service	6,817	6,708	109
Data processing	5,755	2,278	3,477
Legal, professional and director fees	5,501	3,862	1,639
Insurance	4,089	3,324	765
Intangible amortization	3,631	1,455	2,176
Audits and exams	1,943	2,059	(116)
Travel and automobile	1,903	1,425	478
Telephone	1,650	1,492	158
Supplies	1,613	1,942	(329)
Correspondent banking service charges and wire transfer costs	1,407	1,669	(262)
Merger expenses	-	747	(747)
Goodwill impairment charges	138,844	-	138,844
Other	7,441	5,192	2,249

Total noninterest expense	$300,081	$133,670	$166,411

Noninterest expense grew $166.4 million, or 124.5%. This increase is attributable specifically to a $138.8 million non-cash goodwill impairment, and to a lesser extent, the effects of merger and acquisition activity and the opening of new branches in the latter portion of 2007. At December 31, 2008, we had 1,020 full-time equivalent employees compared to 992 at December 31, 2007. Given current market conditions, we expect branch expansion to be minimal in 2009, although we are actively bidding on assets and deposits of failed and distressed banks, which may result in increased noninterest expenses.
The increase in salaries and occupancy expenses, which related to the growth discussed above, totaled $14.5 million, which is 52.7% of the total increase in noninterest expenses, excluding the goodwill impairment charge. EESA, ARRA, and the regulations that might be promulgated thereunder contain significant restrictions on the extent to which we compensate certain of our employees. We cannot predict the effect of such laws or regulators on salary expense in 2008 or future periods,
Advertising, public relations and business development expenses increased $3.4 million, or 50.4%, from December 31, 2007 to December 31, 2008 due primarily to the competitive deposit environment and need to communicate the financial condition of the Company.
Data processing expenses increased $3.5 million, or 152.6%, from December 31, 2007 to December 31, 2008 due primarily to the costs associated with new customer credit card accounts from PartnersFirst.
Other noninterest expense increased $2.2 million, or 43.3%, from December 31, 2007 to December 31, 2008. Other noninterest expense increased, in general, as we experienced the effect of the growth in assets and operations of the Company in 2008 and prior periods.
Goodwill impairment charges were $138.8 million for the year ended December 31, 2008. For further discussion of the goodwill impairment charges see Note 8 of the Consolidated Financial Statements.
Provision for Income Taxes. We recorded an income tax benefit of $54.2 million and an income tax expense of $15.5 million for the years ended December 31, 2008 and 2007, respectively. Our effective tax rates were 18.7% and 31.9% for 2008 and 2007, respectively.

The effective tax rate decreased from 31.9% for the year ended December 31, 2007 to 18.7% for the same period in 2008 primarily due to the nondeductible goodwill impairment charge and deferred tax asset valuation allowance on impaired securities, partially offset by an increase in securities yielding dividends received deductions, non-taxable increases in the cash surrender value of life insurance and increased tax-exempt income from a larger tax-exempt loan and bond portfolio.
Our income tax receivable of $48.4 million represents the estimated amount due from the federal government as of December 31, 2008. The income tax receivable and tax benefit in 2008 are primarily the result of a pretax loss combined with the favorable tax impact of securities yielding dividends received deductions, tax exempt income and bank owned life insurance.
Year Ended December 31, 2007 Compared to Year Ended December 31, 2006
The following table sets forth a summary financial overview for the years ended December 31, 2007 and 2006.

	Year Ended
	December 31,		Increase
	2007	2006	(Decrease)
Consolidated Statement of Earnings Data:	(in thousands, except per share amounts)
Interest income	$305,822	$233,085	$72,737
Interest expense	125,933	84,297	41,636

Net interest income	179,889	148,788	31,101
Provision for loan losses	20,259	4,660	15,599

Net interest income after provision for loan losses	159,630	144,128	15,502
Investment security gains/(losses)	434	(4,436)	4,870
Derivative swap losses	(1,833)	-	(1,833)
Securities impairment charges	(2,861)	-	(2,861)
Unrealized gains on assets and liabilities measured at fair value	2,418	-	2,418
Noninterest , excluding security and fair value gains/(losses)	24,380	17,870	6,510
Noninterest expense	133,670	96,086	37,584

Net income before income taxes	48,498	61,476	(12,978)
Minority interest	110	-	110
Income tax expense	15,513	21,587	(6,074)

Net income	$32,875	$39,889	$(7,014)

Earnings per share - basic	$1.14	$1.56	$(0.42)

Earnings per share - diluted	$1.06	$1.41	$(0.35)

Net Income. The 17.6% decrease in net income was due primarily to a $37.6 million increase in noninterest expenses related to expansion efforts and a $15.6 million increase to the provision for loan losses related to the challenging economic conditions, offset by a $31.1 million increase in net interest income, compared with the same period in 2006.
Net Interest Income and Net Interest Margin. The 20.9% increase in net interest income for year ended December 31, 2007 compared to the year ended December 31, 2006 was due to an increase in interest income of $72.7 million, reflecting the effect of an increase of $819.6 million in average interest-bearing assets. The increase in average interest-bearing assets was primarily funded with an increase of $692.6 million in average deposits, of which $64.9 million were noninterest bearing.
The average yield on our interest-earning assets was 7.45% for the year ended December 31, 2007, compared to 7.07% for the year ended December 31, 2006, an increase of 5.0%. The increase in the yield on our interest-earning assets was primarily the result of an increase in the volume of loans held in our portfolio. Other factors contributing to the higher yield were adjustments related to the adoption of SFAS No. 159 and some changes in the investment portfolio mix to higher yielding securities.

The cost of our average interest-bearing liabilities increased to 4.08% in the year ended December 31, 2007, from 3.67% in the year ended December 31, 2006. The increase was a result of higher balances in our interest bearing deposits and higher rates paid on deposit accounts and borrowings, partially offset by a reduction in interest expense related to the election of the fair value option for trust preferred securities upon early adoption of SFAS No. 159.
Our average rate on our interest-bearing deposits increased 12.9% from 3.42% for the year ended December 31, 2006, to 3.86% for the year ended December 31, 2007, reflecting increases in general market rates. Our average rate on total deposits (including noninterest bearing deposits) increased 20.9% from 2.25% for the year ended December 31, 2006, to 2.72% for the year ended December 31, 2007.
Our interest margin of 4.40% for the year ended December 31, 2007 was lower than our margin for the previous year of 4.52% due to the increase in our cost of funds, which outpaced the increase in our yield on earning assets. Our cost of funds increased more than the increase in market rates due to average noninterest bearing deposits increasing 6.5%, while interest bearing deposits increased 32.8%.
Average Balances and Average Interest Rates. The table below sets forth balance sheet items on a daily average basis for the years ended December 31, 2007 and 2006 and presents the daily average interest rates earned on assets and the daily average interest rates paid on liabilities for such periods. Nonaccrual loans have been included in the average loan balances. Securities include securities available for sale and securities held-to-maturity. Securities available for sale are carried at amortized cost for purposes of calculating the average rate received on taxable securities below.

	Year Ended December 31,
($ in thousands)		2007			2006

	Average		Average	Average		Average
	Balance	Interest	Yield/Cost	Balance	Interest	Yield/Cost
Earning Assets
Securities:
Taxable	$629,846	$36,320	5.77%	$591,904	$25,886	4.37%
Tax-exempt (1)	50,432	2,396	7.46%	18,609	455	4.70%

Total securities	680,278	38,716	5.89%	610,513	26,341	4.31%
Federal funds sold and other	30,900	1,644	5.32%	35,149	1,798	5.12%
Loans (1) (2) (3)	3,393,299	264,480	7.79%	2,641,636	203,792	7.71%
Restricted stock	19,479	982	5.04%	17,027	1,154	6.78%

Total earnings assets	4,123,956	305,822	7.45%	3,304,325	233,085	7.07%
Non-earning Assets
Cash and due from banks	103,163			101,749
Allowance for loan losses	(37,935)			(29,442)
Bank-owned life insurance	85,509			58,022
Other assets	392,550			233,751

Total assets	$4,667,243			$3,668,405

Interest Bearing Liabilities
Sources of Funds
Interest-bearing deposits:
Interest checking	259,774	6,391	2.46%	222,851	5,319	2.39%
Savings and money market	1,602,980	58,867	3.67%	1,215,139	40,097	3.30%
Time deposits	681,229	32,870	4.83%	478,228	20,196	4.22%

Total interest-bearing deposits	2,543,983	98,128	3.86%	1,916,218	65,612	3.42%
Short-term borrowings	372,547	17,097	4.59%	243,780	11,101	4.55%
Long-term debt	61,119	3,092	5.06%	73,155	2,724	3.72%
Junior subordinated and subordinated debt	106,802	7,616	7.13%	63,330	4,860	7.67%

Total interest-bearing liabilities	3,084,451	125,933	4.08%	2,296,483	84,297	3.67%
Non-interest Bearing Liabilities
Noninterest-bearing demand deposits	1,065,592			1,000,726
Other liabilities	23,835			22,902
Stockholders equity	493,365			348,294

Total liabilities and stockholders’ equity	$4,667,243			$3,668,405

Net interest income and margin (4)		$179,889	4.40%		$148,788	4.52%

Net interest spread (5)			3.37%			3.40%

(1)	Yields on loans and securities have been adjusted to a tax equivalent basis. Interest income has not been adjusted to a tax equivalent basis.
(2)	Net loan fees of $6.3 million and $7.4 million are included in the yield computation for 2007 and 2006, respectively.
(3)	Includes average nonaccrual loans of $9.3 million in 2007 and $0.4 million in 2006.
(4)	Net interest margin is computed by dividing net interest income by total average earning assets.
(5)	Net interest spread represents average yield earned on interest-earning assets less the average rate paid on interest bearing liabilities.
Net Interest Income. The table below sets forth the relative impact on net interest income of changes in the volume of earning assets and interest-bearing liabilities and changes in rates earned and paid by us on such assets and liabilities. For purposes of this table, nonaccrual loans have been included in the average loan balances.

	Years Ended December 31,
	2007 v. 2006
	Increase (Decrease)
	Due to Changes in (1)(2)
	Volume	Rate	Total
	(in thousands)
Interest on securities:
Taxable	$2,188	$8,246	$10,434
Tax-exempt	1,512	429	1,941
Federal funds sold and other	(226)	72	(154)
Loans	58,586	2,102	60,688
Restricted stock	124	(296)	(172)

Total interest income	62,184	10,553	72,737

Interest expense:
Interest checking	908	164	1,072
Savings and Money market	14,243	4,527	18,770
Time deposits	9,795	2,879	12,674
Short-term borrowings	5,909	87	5,996
Long-term debt	(609)	977	368
Junior subordinated debt	3,100	(344)	2,756

Total interest expense	33,346	8,290	41,636

Net increase	$28,838	$2,263	$31,101

(1)	Changes due to both volume and rate have been allocated to volume changes.
(2)	Changes due to mark-to-market gains/losses under SFAS No. 159 have been allocated to volume changes.
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
The following tables present, for the periods indicated, the major categories of noninterest income (excluding securities and fair value gains/(losses):

	Year Ended
	December 31,		Increase
	2007	2006	(Decrease)
	(in thousands)
Trust and investment advisory services	$9,764	$7,346	$2,418
Service charges	4,828	3,450	1,378
Income from bank owned life insurance	3,763	2,661	1,102
Other	6,025	4,413	1,612

Noninterest income, excluding securities and fair value gains (losses)	$24,380	$17,870	$6,510

The $6.5 million, or 36.4%, increase in noninterest income was influenced by several factors. Collectively, Premier Trust, Inc., Miller/Russell Associates, Inc. and Shine Investment Advisory Services, Inc. produced $9.8 million in trust and investment advisory fees in the year ended December 31, 2007, compared to $7.3 million in the year ended December 31, 2006. The increase was due to an increase in volume of business from Premier and Miller Russell and the acquisition of a majority interest in Shine in July 2007. Trust assets and assets under management increased from a combined amount of $1.83 billion at December 31, 2006 to $2.51 billion at December 31, 2007.
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
During the year ended December 31, 2007, we recognized an impairment charge on one collateralized debt obligation that had exposure to subprime mortgages. The reduction in fair value of $2.9 million, or 57%, was deemed to be other-than-temporary due to a substantial deterioration in the credit profile of the security as indicated by a credit rating downgrade.
SFAS No. 159 and No. 157 were adopted by the Company on January 1, 2007. A detailed explanation of the adoptions is included in the notes to the financial statements.
During the year ended December 31, 2007, we recognized a gain on interest rate swap derivatives of $0.7 million and losses of $2.5 million on credit default swap derivatives embedded in certain structured securities.

Noninterest Expense. The following table presents, for the periods indicated, the major categories of noninterest expense:

	Year Ended
	December 31,		Increase
	2007	2006	(Decrease)
	(in thousands)
Salaries and employee benefits	$76,582	$54,767	$21,815
Occupancy	18,120	12,958	5,162
Advertising, public relations and business development	6,815	4,242	2,573
Customer service	6,708	6,684	24
Legal, professional and director fees	3,862	2,798	1,064
Insurance	3,324	1,048	2,276
Data processing	2,278	1,748	530
Audits and exams	2,059	2,375	(316)
Supplies	1,942	1,710	232
Correspondent banking service charges and wire transfer costs	1,669	1,662	7
Telephone	1,492	1,093	399
Intangible amortization	1,455	607	848
Travel and automobile	1,425	790	635
Merger expenses	747	-	747
Organizational costs	-	977	(977)
Other	5,192	2,627	2,565

Total noninterest expense	$133,670	$96,086	$37,584

Noninterest expense grew $37.6 million, or 39.1%. These increases are attributable to our overall growth, and specifically to merger and acquisition activity, the opening of new branches and hiring of new relationship officers and other employees. At December 31, 2007, we had 992 full-time equivalent employees compared to 785 at December 31, 2006.
The increase in salaries and occupancy expenses related to the growth discussed above totaled $27.0 million, which is 71.8% of the total increase in noninterest expenses.
Insurance expense increased $2.3 million from the year ended December 31, 2006 to the same period in 2007 primarily due to significant FDIC depository insurance rate increases assessed for the 2007 year.
Other noninterest expense increased $2.6 million from December 31, 2006 to December 31, 2007. Other noninterest expense increased, in general, as a result of the growth in assets and operations of the Company.
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
Financial Condition
Total Assets
On a consolidated basis, our total assets as of December 31, 2008, December 31, 2007 and December 31, 2006 were $5.2 billion, $5.0 billion, and $4.2 billion, respectively. The overall increase from December 31, 2007 to December 31, 2008 was primarily due to a $462.7 million, or 12.7% increase in gross loans, partially offset by a $168.3 million, or 22.9% decrease in securities. The overall increase from December 31, 2006 to December 31, 2007 was primarily due to a $629.8 million, or 21.0%, increase in gross loans, a

$194.1 million, or 35.8% increase in securities and a $43.6 million, or 43.6% increase in premises and equipment.
Loans
Our gross loans, including deferred loan fees, on a consolidated basis as of December 31, 2008, December 31, 2007, and December 31, 2006 were $4.1 billion, $3.6 billion, and $3.0 billion, respectively. Since December 31, 2004, residential real estate loans experienced the highest percentage growth within the portfolio, growing from $116.4 million to $589.2 million as of December 31, 2008. Our overall growth in loans from December 31, 2004 to December 31, 2008 was consistent with our focus and strategy to grow our loan portfolio by focusing on markets which we believe have attractive growth prospects. Based on current economic conditions, we expect organic loan growth to decrease in the short-term. However, we are actively bidding on the assets of failed and distressed banks and may experience an increase in loan growth as a result of such activities.
The following table shows the amounts of loans outstanding by type of loan at the end of each of the periods indicated.

	December 31,
	2008	2007	2006	2005	2004

	(in thousands)

Construction and land development	$820,874	$806,110	$715,546	$432,668	$323,176
Commercial real estate	1,763,392	1,514,533	1,232,260	727,210	491,949
Residential real estate	589,196	492,551	384,082	272,861	116,360
Commercial and industrial	860,280	784,378	645,469	342,452	241,292
Consumer	71,148	43,517	29,561	20,434	17,682
Net deferred loan fees	(9,179)	(8,080)	(3,696)	(2,288)	(1,924)

Gross loans, net of deferred fees	4,095,711	3,633,009	3,003,222	1,793,337	1,188,535
Less: Allowance for loan losses	(74,827)	(49,305)	(33,551)	(21,192)	(15,271)

	$4,020,884	$3,583,704	$2,969,671	$1,772,145	$1,173,264

The following table sets forth the amount of loans outstanding by type of loan as of December 31, 2008 that were contractually due in one year or less, more than one year and less than five years, and more than five years based on remaining scheduled repayments of principal. Lines of credit or other loans having no stated final maturity and no stated schedule of repayments are reported as due in one year or less. The tables also present an analysis of the rate structure for loans within the same maturity time periods.

	December 31, 2008
	Due Within	Due 1-5	Due Over
	One Year	Years	Five Years	Total

	(in thousands)

Construction and land development	$611,275	$167,610	$41,989	$820,874
Commercial real estate	160,610	412,151	1,190,631	1,763,392
Residential real estate	37,508	24,019	527,669	589,196
Commercial and industrial	500,965	294,186	65,129	860,280
Consumer	61,744	8,274	1,130	71,148
Net deferred loan fees	-	-	-	(9,179)

Gross loans, net of deferred fees	$1,372,102	$906,240	$1,826,548	$4,095,711

Interest rates:
Fixed	$182,425	$652,500	$1,482,113	$2,317,038
Variable	1,189,677	253,740	344,435	1,787,852
Net deferred loan fees	-	-	-	(9,179)

Gross loans, net of deferred fees	$1,372,102	$906,240	$1,826,548	$4,095,711

Concentrations. Our loan portfolio has a concentration of loans in commercial real-estate related loans and includes significant credit exposure to the commercial real estate industry. As of December 31, 2008, December 31, 2007 and December 31, 2006, commercial real estate-related loans comprised 62.9%, 63.7%, and 64.9% of total gross loans, respectively. Substantially all of these loans are secured by first liens with an initial loan to value ratio of generally no more than 80%. Approximately 47.9% of these commercial real estate loans are owner occupied. Our policy for requiring collateral is to obtain collateral whenever it is available or desirable, depending upon the degree of risk we are willing to accept. Repayment of loans is expected from the sale proceeds of the collateral or from the borrower’s cash flows. Deterioration in the performance of the economy or real estate values in our primary market areas, in particular, could have an adverse impact on collectibility, and consequently have an adverse effect on our profitability.
Interest Reserves. Interest reserves are generally established at the time of the loan origination as an expense item in the budget for a construction and land development loan. The Company’s practice is to monitor the construction, sales and/or leasing progress to determine the feasibility of ongoing construction and development projects. If at any time during the life of the loan the project is determined not to be viable, Western Alliance has the ability to discontinue the use of the interest reserve and take appropriate action to protect its collateral position via negotiation and/or legal action as deemed appropriate. At December 31, 2008, we have 174 loans with an outstanding balance of $393.0 million where available interest reserves amount to $21.2 million. In instances where projects have been determined unviable, the interest reserves have been frozen.
Nonperforming Assets. Nonperforming assets include loans past due 90 days or more and still accruing interest, nonaccrual loans, restructured loans, and other real estate owned, or OREO. In general, loans are placed on nonaccrual status when we determine timely recognition of interest to be in doubt due to the borrower’s financial condition and collection efforts. Restructured loans have modified terms to reduce either principal or interest due to deterioration in the borrower’s financial condition. OREO results from loans where we have received physical possession of the borrower’s assets. The Company attempts to sell OREO properties relatively quickly, which generally results in a sales price of an amount lower that it may have received if they had marketed the property for a longer period. This practice has resulted in losses taken on OREO properties and may continue in the future. The following table summarizes the loans for which the accrual of interest has been discontinued, loans past due 90 days or more and still accruing interest, restructured loans, and OREO.

	December 31,
	2008	2007	2006	2005	2004

	($ in thousands)

Total nonaccrual loans	$58,302	$17,873	$1,417	$107	$1,591
Loans past due 90 days or more and still accruing	11,515	779	794	34	2

Total nonperforming loans	69,817	18,652	2,211	141	1,593

Restructured loans	15,605	3,782	-	-	-
Other impaired loans, excluding restructured loans	92,981	12,680	839	-	127

Total impaired loans, including nonperforming loans	$178,403	$35,114	$3,050	$141	$1,720

Other real estate owned (OREO)	$14,545	$3,412	$-	$-	$-
Nonaccrual loans to gross loans	1.42%	0.49%	0.05%	0.01%	0.13%
Loans past due 90 days or more and still accruing to total loans	0.28	0.02	0.03	0.00	0.00
Interest income received on nonaccrual loans	$488	$30	$120	$1	$61
Interest income that would have been recorded under the original terms of nonccrual loans	$1,827	$765	$147	$10	$96
The composite of nonaccrual loans were as follows as of the dates indicated:

	At December 31, 2008			At December 31, 2007
	Nonaccrual		Percent of	Nonaccrual		Percent of
($ in thousands)	Balance	%	Total Loans	Balance	%	Total Loans
Residential construction and land	$16,651	28.56%	0.40%	$11,952	66.87%	0.33%
Commercial construction and land	11,628	19.94%	0.28%	59	0.33%	0.00%
Residential real estate	15,062	25.84%	0.37%	2,617	14.64%	0.07%
Commercial real estate	9,329	16.00%	0.23%	1,924	10.76%	0.05%
Commercial and industrial	5,614	9.63%	0.14%	1,312	7.34%	0.04%
Consumer	18	0.03%	0.00%	9	0.05%	0.00%

Total nonaccrual loans	$58,302	100.00%	1.42%	$17,873	100.00%	0.49%

As of December 31, 2008 and December 31, 2007, nonaccrual loans totaled $58.3 million and $17.9 million, respectively. Nonaccrual loans at December 31, 2008 consisted of 66 customer relationships with no single customer relationship having a principal balance greater than $7.7 million. Residential construction and land loans and residential real estate loans comprised approximately 54% of nonaccrual loans at December 31, 2008 compared to approximately 82% at December 31, 2007. The increase in total nonaccrual loans is primarily due to increases in the length of time to market and sell projects and the overall decline in our local markets related to the challenging economic environment.
Impaired Loans. A loan is impaired when it is probable we will be unable to collect all contractual principal and interest payments due in accordance with the terms of the loan agreement. Impaired loans are measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate or, as a practical expedient, at the loan’s observable market price or the fair value of the collateral if the loan is collateral dependent. The categories of nonaccrual loans and impaired loans overlap, although they are not coextensive. We consider all circumstances regarding the loan and borrower on an individual basis when determining whether a loan is impaired such as the collateral value, reasons for the delay, payment record, the amount past due, and number of days past due.
As of December 31, 2008, December 31, 2007 and December 31, 2006, the aggregate total amount of loans classified as impaired, was $178.4 million, $35.1 million and $3.1 million, respectively. The total specific allowance for loan losses related to these loans was $14.1 million, $6.6 million and $0.5 million for December 31, 2008, 2007 and 2006, respectively. As of December 31, 2008 and December 31, 2007, we had $15.6 million and $3.8 million, respectively, in loans classified as restructured loans as defined by SFAS No. 15, Accounting by Debtors and Creditors for Troubled Debt Restructurings. We had no loans classified as restructured as of December 31, 2006. The increases in total impaired loans and restructured loans was primarily due to the overall decline in economic conditions.

The breakdown of total impaired loans and the related specific reserves is as follows:

	At December 31, 2008
	Impaired		Percent of	Reserve		Percent of
($ in thousands)	Balance	%	Total Loans	Balance	%	Total Allowance

Construction and land development	$76,083	42.65%	1.86%	$4,404	31.29%	5.89%
Residential real estate	17,391	9.75%	0.43%	3,834	27.25%	5.12%
Commercial real estate	36,017	20.19%	0.88%	1,717	12.20%	2.29%
Commercial and industrial	48,894	27.40%	1.19%	4,117	29.26%	5.50%
Consumer	18	0.01%	0.00%	-	-	-

Total impaired loans	$178,403	100.00%	4.36%	$14,072	100.00%	18.80%

The amount of interest income recognized on impaired loans for the years ended December 31, 2008, 2007 and 2006 was approximately $10.5 million, $30,000 and $120,000, respectively.
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
Our allowance for loan loss methodology incorporates several quantitative and qualitative risk factors used to establish the appropriate allowance for loan loss at each reporting date. Quantitative factors include our historical loss experience, delinquency and charge-off trends, collateral values, changes in nonperforming loans, other factors, and information about individual loans including the borrower’s sensitivity to interest rate movements. Qualitative factors include the economic condition of our operating markets and the state of certain industries. Specific changes in the risk factors are based on perceived risk of similar groups of loans classified by collateral type, purpose and terms. Statistics on local trends, peers, and an internal three-year loss history are also incorporated into the allowance. Due to the credit concentration of our loan portfolio in real estate secured loans, the value of collateral is heavily dependent on real estate values in Nevada, Arizona and California, all of which have declined significantly in recent periods. While management uses the best information available to make its evaluation, future adjustments to the allowance may be necessary if there are significant changes in economic or other conditions. In addition, the Federal Deposit Insurance Corporation, or FDIC, and state banking regulatory agencies, as an integral part of their examination processes, periodically review our subsidiary banks’ allowances for loan losses, and may require us to make additions to our allowance based on their judgment about information available to them at the time of their examinations. Management periodically reviews the assumptions and formulae used in determining the allowance and makes adjustments if required to reflect the current risk profile of the portfolio.
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

The following table summarizes the activity in our allowance for loan losses for the period indicated.

	Year Ended December 31,
	2008	2007	2006	2005	2004

	($ in thousands)
Allowance for loan losses:
Balance at beginning of period	$49,305	$33,551	$21,192	$15,271	$11,378
Provisions charged to operating expenses	68,189	20,259	4,660	6,179	3,914
Acquisitions	-	3,419	8,768	-	-
Recoveries of loans previously charged-off:
Construction and land development	32	-	-	-	-
Commercial real estate	3	-	-	-	-
Residential real estate	43	-	5	3	15
Commercial and industrial	533	213	324	164	132
Consumer	37	49	107	29	10

Total recoveries	648	262	436	196	157
Loans charged-off:
Construction and land development	16,715	2,361	64	-	-
Commercial real estate	2,912	-	-	-	-
Residential real estate	6,643	49	-	-	9
Commercial and industrial	15,937	5,304	1,273	194	115
Consumer	1,108	472	168	260	54

Total charged-off	43,315	8,186	1,505	454	178
Net charge-offs	42,667	7,924	1,069	258	21

Balance at end of period	$74,827	$49,305	$33,551	$21,192	$15,271

Net charge-offs to average loans outstanding	1.10%	0.23%	0.04%	0.02%	0.00%
Allowance for loan losses to gross loans	1.83	1.36	1.12	1.18	1.28
The following table summarizes the allocation of the allowance for loan losses to the various categories of loans. The allocation is made for analytical purposes and it is not necessarily indicative of the categories in which future credit losses may occur. The total allowance is available to absorb losses from any segment of loans. The allocations in the table below were determined by a combination of the following factors: specific allocations made on loans considered impaired as determined by management and the loan review committee, a general allocation on certain other impaired loans, and historical losses in each loan type category combined with a weighting of the current loan composition.

	Allowance for Loan Losses at December 31,
	2008		2007		2006		2005		2004
	($ in thousands)
		% of		% of		% of		% of		% of
		Loans in		Loans in		Loans in		Loans in		Loans in
		Each		Each		Each		Each		Each
		Category		Category		Category		Category		Category
		to Gross		to Gross		to Gross		to Gross		to Gross
	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans

Construction and land development	$28,010	20.0%	$18,979	22.1%	$13,456	23.8%	$6,646	24.1%	$4,920	27.1%
Commercial real estate	11,870	43.0	10,929	41.6	6,483	41.0	3,050	40.5	2,095	41.3
Residential real estate	11,735	14.4	3,184	13.5	1,729	12.8	1,219	15.2	327	9.8
Commercial and industrial	19,867	21.0	15,442	21.5	11,312	21.5	9,842	19.1	7,502	20.3
Consumer	3,345	1.6	771	1.3	571	0.9	435	1.1	427	1.5

Total	$74,827	100.0%	$49,305	100.0%	$33,551	100.0%	$21,192	100.0%	$15,271	100.0%

The allowance for loan losses as a percentage of total loans increased from 1.36% at December 31, 2007 to 1.83% at December 31, 2008. This increased loan loss reserve at December 31, 2008 was due to the greater risk of losses in our loan portfolio as a result of current market conditions.

Historically, the “Commercial and industrial loans” category represents the highest risk category for commercial banks. Our largest source of losses has been in this category in prior years. As a result, we utilize a larger estimated loss factor for this category than we do for real estate secured loans. The reserve related to our commercial and industrial loan portfolio as of December 31, 2008 was $19.9 million, or 26.6% of the total allowance. As a result of current market conditions in the areas in which we operate, the reserve in the “Construction and land development” has increased significantly as of December 31, 2008 to $28.0 million, or 37.4% of the total allowance. Other categories, such as stock and bond secured or assignment of cash collateral loans are provided a nominal loss factor based upon a history of comparatively lower losses. We believe that the allowance allocation is adequate when considering the current composition of our loan portfolio and related loss factors.
Our “Construction and land development” category reflects some borrower concentration risk and carries the enhanced risk encountered with construction loans in general. Currently, the markets in which we primarily operate are experiencing a slowdown in construction and development activity, in some cases to a material degree. Property values have declined and construction financing has generally become more difficult to obtain, especially for projects higher loan-to-value ratios. As a result, a higher loan loss provision is allocated to this loan category than to other loan categories.
Our “Commercial real estate” loan category contains a mixture of new and seasoned properties for such uses ranging from retail, office, warehouse, medical to some special purpose. Loans on properties are generally underwritten at a loan to value ratio of less than 80%, with a minimum debt coverage ratio of 1.20. Historically, our losses on this product have been minimal and the portfolio continues to exhibit exceptionally high credit quality. Moreover, a large percentage of the Commercial Real Estate loan portfolio is comprised of owner-occupied relationships, which usually reflect a relatively low risk profile. Consequently, the estimated loan loss factor applied to this sub-category is comparatively low.
Potential Problem Loans
We classify our loans consistent with federal banking regulations using a nine category grading system. The following table presents information regarding potential problem loans, consisting of loans graded watch, substandard, doubtful, and loss, but still performing as of the dates indicated. These loan grades are described in further detail in the Item 1. Business of this Form 10-K.

	At December 31, 2008
	# of	Loan		Percent of
($ in thousands)	Loans	Balance	%	Total Loans

Construction and land development	67	$93,000	32.05%	2.27%
Residential real estate	74	100,235	34.54%	2.45%
Commercial real estate	67	25,841	8.91%	0.63%
Commercial and industrial	237	69,111	23.82%	1.69%
Consumer	22	1,997	0.69%	0.05%

Total potential problem loans	467	$290,184	100.00%	7.09%

Our potential problem loans consisted of 467 loans and totaled approximately $290.2 million at December 31, 2008. Our potential problem loans are primarily secured by real estate with average loan to value ratios below 80% at the time of origination.
Investments
Securities are identified as held-to-maturity, available-for-sale, or measured at fair value based upon various factors, including asset/liability management strategies, liquidity and profitability objectives, and regulatory requirements. Held-to-maturity securities are carried at cost, adjusted for amortization of premiums or accretion of discounts. Available-for-sale securities are securities that may be sold prior to maturity based upon asset/liability management decisions. Securities identified as available-for-sale are carried at fair value. Unrealized gains or losses on available-for-sale securities are recorded as accumulated other comprehensive income in stockholders’ equity. Amortization of premiums or accretion of discounts on mortgage-backed securities is periodically adjusted for estimated prepayments. Securities measured at fair value are reported at fair value, with unrealized gains and losses included in current earnings.

We use our investment securities portfolio to ensure liquidity for cash requirements, manage interest rate risk, provide a source of income and to manage asset quality. The carrying value of our investment securities as of December 31, 2008 totaled $565.4 million, compared to $736.2 million at December 31, 2007, and $542.3 million as of December 31, 2006. The decrease experienced from December 31, 2007 to December 31, 2008 was primarily the result of write-downs of certain securities including collateralized mortgage obligations, adjustable rate preferred stock and collateralized debt obligations. The increase experienced from December 31, 2006 to December 31, 2007 was primarily the result of the acquisition of FICN and the purchase of additional higher yielding, investment grade securities, including collateralized mortgage obligations, adjustable rate preferred stock and collateralized debt obligations.
Our portfolio of investment securities during 2007 and 2006 consisted primarily of mortgage-backed obligations, asset-backed securities and adjustable rate preferred stock. In 2008 we maintained a high level of investment in mortgage-backed securities, while shifting from U.S. Government agency obligations to U.S. Treasury securities and investment grade adjustable rate preferred stock. For information regarding our securities investment policy, which substantially revised in 2008 to, among other things, eliminate the ability to invest in certain types of securities that were written down this year, please see “Business — Investment Activities” located elsewhere in this Form 10-K.
The carrying value of our portfolio of investment securities at December 31, 2008, 2007 and 2006 was as follows:

	Carrying Value
	At December 31,
	2008	2007	2006

	(in thousands)
U.S. Treasury securities	$8,170	$-	$3,646
U.S. Government-sponsored agency securities	2,511	24,128	27,747
Direct obligation and GSE mortgage-backed securities	436,624	339,506	379,497
Private label mortgage-backed securities	38,428	162,990	-
SBA loan pools	180	288	392
State and municipal obligations	18,956	22,211	10,502
Adjustable rate preferred stock	27,722	29,710	49,065
Debt obligations and structured securities	17,520	142,127	47,983
Other	15,266	15,240	23,489

Total investment securities	$565,377	$736,200	$542,321

The maturity distribution and weighted average yield of our investment security portfolios at December 31, 2008 are summarized in the table below. Weighted average yield is calculated by dividing income within each maturity range by the outstanding amount of the related investment and has not been tax affected on tax-exempt obligations. Securities available for sale are carried at amortized cost in the table below for purposes of calculating the weighted average yield received on such securities.

December 31, 2008							Due Over 10
	Due Under 1 Year		Due 1-5 Years		Due 5-10 Years		Years		Total
($ in thousands)	Amount/Yield		Amount/Yield		Amount/Yield		Amount/Yield		Amount/Yield

Available for Sale
U.S. Treasury securities	$8,170	2.09%	$-	0.00%	$-	0.00%	$-	0.00%	$8,170	2.09%
Mortgage-backed obligations	-	0.00	-	0.00	-	0.00	358,609	4.13	358,609	4.13
State and municipal obligations	701	4.32	6,618	4.32	4,263	3.74	1,712	4.13	13,294	4.11
Adjustable-rate preferred stock	-	0.00	14,981	12.15	-	0.00	12,741	7.50	27,722	8.15
Debt obligations and structured securities	-	0.00	112	2.78	-	0.00	16,189	2.32	16,301	2.32
Other	13,766	4.13	-	0.00	-	0.00	-	0.00	13,766	4.13

Total available for sale	$22,637	3.40%	$21,711	9.71%	$4,263	3.74%	$389,251	4.17%	$437,862	4.29%

Held to Maturity
State and municipal obligations	$-	0.00%	$2,024	2.70%	$2,535	4.74%	$1,000	5.00%	$5,559	4.05%
Debt obligations and structured securities	-	0.00	-	0.00	-	0.00	1,219	1.75	1,219	1.75

Total held-to-maturity	$-	0.00%	$2,024	2.70	$2,535	4.74%	$2,219	3.22%	$6,778	3.63%

Measured at fair value
U.S. Government-sponsored agency obligations	$-	0.00%	$-	0.00%	$-	0.00%	$2,511	0.00%	$2,511	5.00%
Mortgage-backed obligations	-	0.00	3,766	5.38	21,398	5.34	91,459	5.31	116,623	4.40
State and municipal obligations	-	0.00	-	0.00	-	0.00	103	6.29	103	6.31

Total measured at fair value	$-	0.00%	$3,766	5.38%	$21,398	5.34%	$94,073	5.17%	$119,237	4.41%

We had a concentration of mortgage-backed securities during each of the years ended December 31, 2008 and 2007. The aggregate carrying value and aggregate fair value of these securities at December 31, 2008 and 2007 are as follows.

	December 31,
	2008	2007

	(in thousands)

Aggregate carrying value	$475,052	$502,496

Aggregate fair value	$475,052	$502,496

At December 31, 2008, the combined unrealized loss on our adjustable rate preferred stock and debt and other structured securities portfolios classified as available-for-sale was $41.1 million, which is discussed in Note 5 to our Consolidated Financial Statements.
We hold three “Alt-A” private label mortgage-backed securitizations with a carrying value of $9.3 million. Two of these securities, or $7.1 million of this amount, still held an investment grade rating as of December 31, 2008. The Company does not own any subprime mortgage-backed securities in its investment portfolio. All of our remaining mortgage-backed securities are rated AAA and backed by prime mortgage collateral.
Our CDO portfolio is priced with the assistance of an outside third-party consultant using a discounted cash flow approach, and the independent third-party’s proprietary pricing models. The model uses inputs such as estimated default and deferral rates that are implied from the underlying performance of the issuers in the structure, and discount rates that are implied by market prices for similar securities and collateral structure types.
Cash flow analyses of the CDO portfolio were conducted to test for any other than temporary impairment in accordance with FSP EITF 99-20-1, Amendments to the Impairment and Interest Income Measurement Guidance of EITF Issue No. 99-20. The Company concluded that the declines in fair value of every individual CDO in the investment portfolio was other-than-temporarily impaired at December 31, 2008. We used a market discount rate to calculate the cash flows, and this discount rate was heavily impacted by an illiquidity premium due to the lack of an active market for these securities. We assumed that all issuers deferring interest payments would ultimately default, and we assumed a minimal recovery rate on such defaults. The significant variable in estimating other-than-temporary impairment on these securities is the probability of default by banks issuing underlying collateral securities.
The Company has reviewed securities on which there is an unrealized loss in accordance with its accounting policy for other-than-temporary impairment described above and recorded impairment charges totaling $156.8 million and $2.9 million for the twelve months ended December 31, 2008 and 2007, respectively. For 2008, this includes a $127.2 million impairment charge related to unrealized losses in the Company’s CDO portfolio, $22.1 million related to impairment losses in the Company’s adjustable rate preferred stock portfolio (ARPS), $2.2 million related to impairment losses in the Company’s collateralized mortgage obligations (CMO) portfolio and $5.3 million related to impairment losses of two auction-rate leveraged securities.
The Company does not consider any other securities to be other-than-temporarily impaired as of December 31, 2008. However, without meaningful economic recovery in the near term, additional other-than-temporary impairments may occur in future periods. At December 31, 2008, the Company had the ability and intent to hold all securities with significant unrealized losses in the available-for-sale portfolio.
Premises and Equipment
On December 30, 2005, the Company purchased the corporate headquarters of Bank of Nevada for a total acquisition price of approximately $16.3 million. The location was previously leased by the Company. In connection with this purchase, the Company assumed a note on the building. The note amount at December 31, 2008 is $9.5 million, has a fixed interest rate of 8.79%, and matures in 2010. The note is collateralized by the purchased building.
Goodwill and Other Intangible Assets
In total, the Company recorded $217.8 million of goodwill from its merger-related activities during 2006 and 2007. In accordance with SFAS No. 142, goodwill is not amortized but rather tested for impairment annually. Impairment testing consists of comparing the fair value of the acquired reporting units with their carrying amounts, including goodwill. An impairment loss would be recorded to the extent the carrying value of the goodwill exceeds the fair value of the goodwill. At September 30, 2008, it was determined the implied fair value of the goodwill related to the acquisition of the FICN reporting unit was less than the carrying value on the Company’s balance sheet, which is one factor that is considered when determining goodwill impairment.
Based in part on this assessment, we wrote down the entire $79.2 million of goodwill related to the FICN reporting unit, incurring a non-cash impairment charge. In addition, in accordance with SFAS No. 142, due to the continued deterioration of market conditions, the Company impaired $59.6 million of goodwill related to Bank of Nevada based on the results of testing as of December 31, 2008. Should market conditions continue to deteriorate, it is possible that the Company will have additional goodwill impairment charges in 2009 on the remaining $79.0 million of goodwill.
Deposits
Deposits historically have been the primary source of funding our asset growth. For the year ended December 31, 2008 the primary source of funding was our borrowings. As of December 31, 2008, total deposits were $3.7 billion, compared to $3.5 billion as of December 31, 2007 and $3.4 billion as of December 31, 2006. As of December 31, 2008 and December 31, 2007, noninterest bearing deposits were $1.0 billion, compared to $1.2 billion as of December 31, 2006. As of December 31, 2008, title company deposits comprised 8.4% of our total noninterest bearing deposits as compared to 14.3% as of December 31, 2007. Interest-bearing accounts have experienced nominal growth. As of December 31, 2008, interest-bearing deposits were $2.7 billion, compared to $2.5 billion and $2.2 billion as of December 31, 2007 and 2006, respectively. Interest-bearing deposits are comprised of our interest-bearing checking, or NOW, accounts, savings and money market accounts, brokered deposits, certificates of deposit under $100,000, and certificates of deposit over $100,000.
The average balances and weighted average rates paid on deposits for the years ended December 31, 2008, 2007 and 2006, are presented below.

	Year Ended December 31,

	2008 Average		2007 Average		2006 Average
	Balance/Rate		Balance/Rate		Balance/Rate

	($ in thousands)

Interest checking (NOW)	$253,783	1.56%	$259,774	2.46%	$222,851	2.39%
Savings and money market	1,517,189	2.34	1,602,980	3.67	1,215,139	3.30
Time	781,828	3.80	681,229	4.83	478,228	4.22

Total interest-bearing deposits	2,552,800	2.71	2,543,983	3.86	1,916,218	3.42
Noninterest bearing demand deposits	961,703	-	1,065,592	-	1,000,726	-

Total deposits	$3,514,503	1.97%	$3,609,575	2.72%	$2,916,944	2.25%

At December 31, 2008, deposits at acquired branches totaled $733 million, a decline of $310 million from the dates of acquisition and a decline of $27 million from December 31, 2007. The decline from the dates of acquisition through December 31, 2008 is primarily attributable to the following:
•	Certificates of deposit declined by $32 million. This is a continuation of the run-off of non-core, interest rate sensitive CDs which began prior to December 31, 2007.

•
Approximately $26 million of deposits moved into customer repurchase agreements and remain on our balance sheet, but not in the deposit totals. This was an account option not offered by the acquired banks.

•
As part of the acquisitions, management determined that approximately $57 million of deposits did not fit our customer profile or were excessively interest rate sensitive (i.e., interest tied to the Prime Rate, which is not offered by the Company) and thus were managed out of the Company.

The remaining decline from the acquisition dates through December 31, 2008 of $195 million, or 18% of the acquired balances, is attributable to declines in deposit accounts, which routinely occur shortly after mergers are consummated, combined with reduced escrow account and other deposit declines experienced throughout the Nevada markets.
The remaining maturity for certificates of deposit of $100,000 or more as of December 31, 2008 is presented in the following table.

December 31, 2008
(in thousands)

3 months or less	$330,332
3 to 6 months	126,207
6 to 12 months	167,690
Over 12 months	14,577

Total	$638,806

Other Real Estate Owned
Other real estate owned (“OREO”) consists of properties acquired as a result of, or in-lieu-of, foreclosure. Properties or other assets (primarily repossessed assets formerly leased) are classified as OREO and other repossessed property and are reported at the lower of carrying value or fair value, less estimated costs to sell the property. Costs relating to the development or improvement of the assets are capitalized and costs relating to holding the assets are charged to expense. The Company had $14.5 million of such assets at December 31, 2008. When significant adjustments were based on unobservable inputs, such as when a current appraised value is not available or management determines the fair value of the collateral is further impaired below appraised value and there is no observable market price, the resulting fair value measurement has been categorized as a Level 3 measurement.
Income Tax Receivable
Our income tax receivable of $48.4 million represents the estimated amount currently due to the Company from the federal government. In consideration of the net operating loss carryback availability from prior years, the Company believes that this income tax receivable will be realized in 2009.
FHLB Potential Impairment
The Company’s subsidiary banks are members of the Federal Home Loan Bank (“FHLB”) system and maintain an investment in capital stock of the FHLB in an amount equal to 5% of its advances from the FHLB. Alta Alliance Bank is a member of the Federal Reserve Bank (“FRB”) system and maintains an investment in capital stock of the FRB. Alliance Bank of Arizona has applied to become a member of the FRB. The Company’s subsidiary banks also maintain an investment in their primary correspondent bank. These investments are carried at cost since no ready market exists for them, and they have no quoted market value.
The Company views its investment in the FHLB stock as a long-term investment. Accordingly, when evaluating for impairment, the value is determined based on the ultimate recoverability of the par value rather than by recognizing temporary declines in values. The determination of whether a decline affects the ultimate recovery is influenced by criteria such as: (1) the significance of the decline in net assets of the FHLB as compared to the capital stock amount and length of time a decline has persisted; (2) commitments by the FHLB to make payments required by law or regulation and the level of such payments in relation to the operating performance of the FHLB; (3) the impact of legislative and regulatory changes on the FHLB and member institutions; and (4) the liquidity position of the FHLB. The FHLB of San Francisco did not pay a dividend for the fourth quarter of 2008 and did not repurchase excess capital stock on January 31, 2009. The FHLB noted their primary concern related to the potential impact of any OTTI they may be required to record on their private label mortgage-backed-securities (“MBS”). While it appears that the FHLB of San Francisco will be less than adequately capitalized as of December 31, 2008, the Company does not believe that its investment in the FHLB is impaired as of this date. However, this estimate could change in the near term as a result of any of the following events: (1) significant OTTI losses are incurred on the MBS causing a significant decline in their regulatory status; (2) the economic losses resulting from credit deterioration on the MBS increases significantly; and (3) capital preservation strategies being utilized by the FHLB become ineffective.
Capital Resources
Current risk-based regulatory capital standards generally require banks and bank holding companies to maintain three minimum capital ratios. Tier 1 risk-based capital ratio compares “Tier 1” or “core” capital, which consists principally of common equity, and risk-weighted assets, and we must maintain a minimum Tier 1 risk-based capital ratio of at least 4%. Total risk-based capital ratio compares total capital, which consists of Tier 1 capital, certain forms of subordinated debt, a portion of the allowance for loan losses, and preferred stock, to risk-weighted assets, and we must maintain a minimum Total risk-based capital ratio of at least 8%. Risk-weighted assets are calculated by multiplying the balance in each category of assets and certain off-balance sheet obligations by a risk factor, which ranges from zero for cash assets and certain government obligations to 100% for some types of loans, and adding the products together.
The following table provides a comparison of our risk-based capital ratios and leverage ratios to the minimum regulatory requirements for the periods indicated.

			Adequately-		Minimum For
			Capitalized		Well-Capitalized
	Actual		Requirements		Requirements
			($ in thousands)
As of December 31, 2008	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to Risk Weighted Assets)
Bank of Nevada	$297,606	11.4%	$209,476	8.0%	$261,845	10.0%
Alliance Bank of Arizona	90,635	11.8	61,285	8.0	76,606	10.0
Torrey Pines Bank	87,355	10.8	64,796	8.0	80,996	10.0
Alta Alliance Bank	17,526	14.9	9,417	8.0	11,771	10.0
First Independent Bank	62,466	15.2	32,820	8.0	41,025	10.0
Company	581,085	12.3	376,418	8.0	470,523	10.0

Tier I Capital (Tier 1 to Risk Weighted Assets)
Bank of Nevada	204,727	7.8%	104,738	4.0%	157,107	6.0%
Alliance Bank of Arizona	63,018	8.2	30,642	4.0	45,964	6.0
Torrey Pines Bank	57,210	7.1	32,398	4.0	48,597	6.0
Alta Alliance Bank	16,291	13.8	4,708	4.0	7,063	6.0
First Independent Bank	52,328	12.8	16,410	4.0	24,615	6.0
Company	462,068	9.8	188,209	4.0	282,314	6.0

Leverage ratio (Tier 1 to Average Assets)
Bank of Nevada	204,727	6.8%	120,615	4.0%	150,768	5.0%
Alliance Bank of Arizona	63,018	7.3	34,490	4.0	43,112	5.0
Torrey Pines Bank	57,210	6.9	33,317	4.0	41,647	5.0
Alta Alliance Bank	16,291	12.1	5,384	4.0	6,730	5.0
First Independent Bank	52,328	10.9	19,224	4.0	24,030	5.0
Company	462,068	8.9	206,571	4.0	258,214	5.0
Alta Alliance Bank has agreed with the Federal Reserve to maintain a total Tier I capital to average assets ratio of at least 9% for its first three years of existence.
The Company was involved in three capital raises in 2008. See Item 5 — “Market for Registrants Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities — Sales of Unregistered Securities.”
We were well capitalized at all the banks and the holding company as of December 31, 2008. See Note 15 of the Consolidated Financial Statements for further discussion of Regulatory Capital.
Junior Subordinated and Subordinated Debt
In order to manage our capital position more efficiently, we have formed or acquired through merger seven statutory business trusts for the sole purpose of issuing trust preferred securities, which qualify as junior subordinated debt. The junior subordinated debt has maturity dates as follows:

Name of Trust	Maturity	2008	2007
		(in thousands)
BankWest Nevada Capital Trust II	2033	$15,464	$15,464
Intermountain First Statutory Trust I	2034	10,310	10,310
WAL Trust No. 1	2036	20,619	20,619
First Independent Capital Trust I	2034	7,217	7,217
WAL Statutory Trust No. 2	2037	5,155	5,155
WAL Statutory Trust No. 3	2037	7,732	7,732

		$66,497	$66,497

Unrealized gains on trust preferred securities measured at fair value, net		(23,459)	(4,257)

		$43,038	$62,240

The weighted average contractual rate of the junior subordinated debt was 5.12% as of December 31, 2008.
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
The subordinated debt has maturity dates as follows:

Borrower	Maturity	2008	2007
		(in thousands)
Bank of Nevada	2016	$40,000	$40,000
Bank of Nevada	2017	20,000	20,000

		$60,000	$60,000

The weighted average contractual rate of the subordinated debt was 2.76% as of December 31, 2008.
The interest rate on the subordinated debt increases by 3 percentage points upon occurrence of any event of default. In addition, in the event of any such default the holder has the right to accelerate the indebtedness, subject to FDIC approval.
Contractual Obligations and Off-Balance Sheet Arrangements
We routinely enter into contracts for services in the conduct of ordinary business that may require payment for services to be provided in the future and may contain penalty clauses for early termination of the contracts. To meet the financing needs of our customers, we are also parties to financial instruments with off-balance sheet risk, including commitments to extend credit and standby letters of credit. We have also committed to irrevocably and unconditionally guarantee the following payments or distributions with respect to the holders of preferred securities to the extent that BankWest Nevada Trust I, BankWest Nevada Trust II, Intermountain First Statutory Trust I, and WAL Trust No. 1 have not made such payments or distributions: (1) accrued and unpaid distributions, (2) the redemption price, and (3) upon a dissolution or termination of the trust, the lesser of the liquidation amount and all accrued and unpaid distributions and the amount of assets of the trust remaining available for distribution. We do not believe that these off-balance sheet arrangements have or are reasonably likely to have a material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources. However, there can be no assurance that such arrangements will not have a future effect.
Long-Term Borrowed Funds. We also have entered into long-term contractual obligations consisting of advances from Federal Home Loan Bank (FHLB). These advances are secured with collateral generally consisting of securities. As of December 31, 2008, these long-term FHLB advances totaled $40.0 million and will mature by June 30, 2012. Interest payments are due semi-annually. The weighted average rate of the long-term FHLB advances as of December 31, 2008 was 4.77%.
The following table sets forth our significant contractual obligations as of December 31, 2008.

		Payments Due by Period
		(in thousands)
		Less Than	1-3	3-5	After
Contractual Obligations	Total	1 Year	Years	Years	5 Years
	(in thousands)
Long term borrowed funds	$50,998	$131	$40,867	$10,000	$-
Junior subordinated deferrable interest debentures	43,038	-	-	-	43,038
Subordinated debt	60,000	-	-	-	60,000
Construction contracts	18	18	-	-	-
Purchase obligations	4,175	925	1,850	1,400	-
Operating lease obligations	27,541	4,573	9,478	7,368	6,122

Total	$185,770	$5,647	$52,195	$18,768	$109,160

Our commitments associated with outstanding letters of credit, commitments to extend credit, and credit card guarantees as of December 31, 2008 are summarized below. Since commitments associated with letters of credit and commitments to extend credit may expire unused, the amounts shown do not necessarily reflect the actual future cash funding requirements. We expect our outstanding commitments to decrease as a percentage of total outstanding loans in the short term due to augmented requirements on customer commitments and guarantees.

	Total	Amount of Commitment Expiration Per Period
	Amounts	Less Than	1-3	3-5	After
Other Commitments	Committed	1 Year	Years	Years	5 Years
	(In thousands)
Commitments to extend credit	$955,181	$670,120	$121,487	$25,432	$138,142
Credit card commitments and guarantees	214,681	214,681	-	-	-
Standby letters of credit	44,858	41,567	3,234	57	-

Total	$1,214,720	$926,368	$124,721	$25,489	$138,142

Short-Term Borrowed Funds. Short-term borrowed funds are used to support liquidity needs created by seasonal deposit flows, to temporarily satisfy funding needs from increased loan demand, and for other short-term purposes. The majority of these short-term borrowed funds consist of advances from the FHLB and FRB and customer repurchase agreements. The borrowing capacity at FHLB and FRB is determined based on collateral pledged, generally consisting of securities and loans, at the time of borrowing. We also have borrowings from other sources pledged by securities, including securities sold under agreements to repurchase, which are reflected at the amount of cash received in connection with the transaction, and may require additional collateral based on the fair value of the underlying securities. As of December 31, 2008, total short-term borrowed funds were $907.1 million, with a weighted average interest rate at year end of 0.85%, compared to total short-term borrowed funds of $764.3 million as of December 31, 2007 with a weighted average interest rate at year end of 3.41%. The increase of $142.8 million was primarily the result of loan growth in excess of deposit growth.

The following table sets forth certain information regarding FHLB and FRB advances and repurchase agreements at the dates or for the periods indicated.

	December 31,
	2008	2007	2006
	($ in thousands)
FHLB and FRB Advances and other:
Maximum month-end balance	$955,100	$489,330	$52,000
Balance at end of year	586,120	489,330	11,000
Average balance	643,698	149,278	145,586
Customer Repurchase Accounts:
Maximum month-end balance	$345,182	$275,016	$170,656
Balance at end of year	321,004	275,016	170,656
Average balance	252,611	200,043	98,194

Total Short-Term Borrowed Funds	$907,124	$764,346	$181,656

Weighted average interest rate at end of year	0.85%	3.41%	4.47%

Weighted average interest rate during year	2.20%	4.44%	4.56%
Since growth in core deposits may be at intervals different from loan demand, we may follow a pattern of funding irregular growth in assets with short-term borrowings, which are then replaced with core deposits. This temporary funding source is likely to be utilized for generally short-term periods, although no assurance can be given that this will, in fact, occur.
Liquidity
Liquidity is the ongoing ability to accommodate liability maturities and deposit withdrawals, fund asset growth and business operations, and meet contractual obligations through unconstrained access to funding at reasonable market rates. Liquidity management involves forecasting funding requirements and maintaining sufficient capacity to meet the needs and accommodate fluctuations in asset and liability levels due to changes in our business operations or unanticipated events.
The ability to have readily available funds sufficient to repay fully maturing liabilities is of primary importance to depositors, creditors and regulators. Our liquidity, represented by cash and amounts due from banks, federal funds sold and available-for-sale securities, is a result of our operating, investing and financing activities and related cash flows. In order to ensure funds are available when necessary, on at least a quarterly basis, we project the amount of funds that will be required, and we strive to maintain relationships with a diversified customer base. Liquidity requirements can also be met through short-term borrowings or the disposition of short-term assets. We have borrowing lines at correspondent banks totaling $138.5 million. In addition, loans and securities are pledged to the FHLB totaling $1.64 billion and $15.8 million, respectively, on total borrowings from the FHLB of $404.8 million as of December 31, 2008. As of December 31, 2008, we had additional available credit with the FHLB of $484 million. Loans and securities pledged to the FRB discount window totaled $640.9 million and $15.3 million, respectively, on total borrowings from the FRB of $200 million as of December 31, 2008. As of December 31, 2008, we had additional available credit with the Federal Reserve of $277 million.
We have a formal liquidity policy, and in the opinion of management, our liquid assets are considered adequate to meet our cash flow needs for loan funding and deposit cash withdrawal for the next 90-120 days. At December 31, 2008, we had $580.3 million in liquid assets comprised of $140.0 million in cash and cash equivalents (including federal funds sold of $3.2 million) and $440.4 million in available-for-sale securities.
The parent company maintains a cushion of excess liquidity that would be sufficient to fully fund the holding company and nonbank affiliate operations for an extended period during which funding from normal sources is disrupted. Since deposits are taken by the bank operating subsidiaries and not by the parent company, parent company liquidity is not dependant on the bank operating subsidiaries’ stable deposit balances. In our analysis of parent company liquidity, we assume that the parent company is unable to generate funds from additional debt or equity issuance, receives no dividend income from subsidiaries, and does not pay dividends to shareholders, while continuing to meet nondiscretionary uses needed to maintain operations and repayment of contractual principal and interest payments owed by the parent company and affiliated companies. Under this scenario, the amount of time the parent company and its nonbank subsidiaries can operate and meet all obligations before the current liquid assets are exhausted is considered as part of the parent company liquidity analysis. We believe the parent company maintains enough liquidity capacity to operate without additional funding from new sources for over 12 months. The Banks maintain sufficient funding capacity to address large increases in funding requirements, such as deposit outflows. This capacity is comprised of liquidity derived from a reduction in asset levels and various secured funding sources.
On a long-term basis, the Company’s liquidity will be met by changing the relative distribution of our asset portfolios, for example, reducing investment or loan volumes, or selling or encumbering assets. Further, we will increase liquidity by soliciting higher levels of deposit accounts through promotional activities and/or borrowing from our correspondent banks, the FHLB of San Francisco and the Federal Reserve. At the current time, our long-term liquidity needs primarily relate to funds required to support loan originations and commitments and deposit withdrawals. All of these needs can currently be met by cash flows from investment payments and maturities, and investment sales if the need arises.
Our liquidity is comprised of three primary classifications: (i) cash flows provided by operating activities; (ii) cash flows used in investing activities; and (iii) cash flows provided by financing activities. Net cash provided by or used in operating activities consists primarily of net income, adjusted for changes in certain other asset and liability accounts and certain non-cash income and expense items, such as the loan loss provision, investment and other amortization and depreciation. For the years ended December 31, 2008, 2007 and 2006 net cash provided by operating activities was $81.0, $54.8 and $43.8 million, respectively.
Our primary investing activities are the origination of real estate, commercial and consumer loans and purchase and sale of securities. Our net cash provided by and used in investing activities has been primarily influenced by our loan and securities activities. The net increase in loans for the years ended December 31, 2008, 2007 and 2006 was $505.4 million, $347.0 million (organic) and $602.2 million (organic), respectively. Proceeds from maturities and sales of securities, net of purchases of securities for the year ended December 31, 2008 were $4.3 million. Purchases of securities, net of proceeds from the maturities and sales of securities for the year ended December 31, 2007 were $180.2 million. Proceeds from the maturities and sales of securities, net of purchases of securities for the year ended December 31, 2006 were $241.6 million.
Net cash provided by financing activities has been impacted significantly by increases in deposit levels in prior years. During the years ended December 31, 2008, 2007 and 2006, deposits increased by $105.3 million, decreased $255.8 million and increased $339.1 million, respectively.
Core deposits may increase our need for liquidity as certificates of deposit mature or are withdrawn before maturity and as non-maturity deposits, such as checking and savings account balances, are withdrawn. Additionally, we are exposed to the risk that customers with large deposit balances will withdraw all or a portion of such deposits, due in part to the FDIC limitations on the amount of insurance coverage provided to depositors. To mitigate the uninsured deposit risk, we have joined the Certificate of Deposit Account Registry Service (CDARS), a program that allows customers to invest up to $50 million in certificates of deposit through one participating financial institution, with the entire amount being covered by FDIC insurance. As of December 31, 2008, we had $228.7 million of CDARS deposits.
As of December 31, 2008, we had $60.0 million of wholesale brokered deposits outstanding. Brokered deposits are generally considered to be deposits that have been received by us from a registered broker that is acting on behalf of that broker’s customer. Often, a broker will direct a customer’s deposits to the banking institution offering the highest interest rate available. Federal banking law and regulation places restrictions on depository institutions regarding brokered deposits because of the general concern that these deposits are at a greater risk of being withdrawn and placed on deposit at another institution offering a higher interest rate, thus posing liquidity risk for institutions that gather brokered deposits in significant amounts. We do not anticipate using brokered deposits as a significant liquidity source in the near future.
The net increase in our borrowings totaled $139.2 million for the year ended December 31, 2008, compared with a net increase in borrowings, combined with proceeds from the issuance of and repayment of junior subordinated and subordinated debt, of $594.4 million for 2007. Our federal funds sold decreased $7.8 million from December 31, 2007 to December 31, 2008.
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
Quantitative and Qualitative Disclosures About Market Risk
Market risk is the risk of loss in a financial instrument arising from adverse changes in market prices and rates, foreign currency exchange rates, commodity prices and equity prices. Our market risk arises primarily from interest rate risk inherent in our lending, investing and deposit taking activities. To that end, management actively monitors and manages our interest rate risk exposure. We generally manage our interest rate sensitivity by matching re-pricing opportunities on our earning assets to those on our funding liabilities.
Management uses various asset/liability strategies to manage the re-pricing characteristics of our assets and liabilities, all of which are designed to ensure that exposure to interest rate fluctuations is limited to within our guidelines of acceptable levels of risk-taking. Hedging strategies, including the terms and pricing of loans and deposits and management of the deployment of our securities, are used to reduce mismatches in interest rate re-pricing opportunities of portfolio assets and their funding sources.
Interest rate risk is addressed by each Bank’s respective Asset and Liability Management Committee, or ALCO, (or its equivalent), which includes members of executive management, senior finance and operations. ALCO monitors interest rate risk by analyzing the potential impact on the net economic value of equity and net interest income from potential changes in interest rates, and considers the impact of alternative strategies or changes in balance sheet structure. We manage our balance sheet in part to maintain the potential impact on economic value of equity and net interest income within acceptable ranges despite changes in interest rates.
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
At December 31, 2008, our economic value of equity exposure related to these hypothetical changes in market interest rates was within the current guidelines established by us. The following table shows our projected change in economic value of equity for this set of rate shocks at December 31, 2008.

Economic Value of Equity

		Economic Value of Equity
		Percentage	Percentage	Percentage of
	Economic	Change	of Total	Equity
Interest Rate Scenario	Value	from Base	Assets	Book Value
	($ in millions)
Up 200 basis points	$424.7	(14.3)%	8.1%	85.7%
Up 100 basis points	459.6	(7.2)	8.8	92.8
BASE	495.5	-	9.5	100.0
Down 100 basis points	533.8	7.7	10.2	107.7
Down 200 basis points	555.3	12.1	10.6	112.1
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
Net Interest Income Simulation. In order to measure interest rate risk at December 31, 2008, we used a simulation model to project changes in net interest income that result from forecasted changes in interest rates. This analysis calculates the difference between net interest income forecasted using an immediate increase and decrease in interest rates and a net interest income forecast using a flat market interest rate environment derived from spot yield curves typically used to price our assets and liabilities. The income simulation model includes various assumptions regarding the re-pricing relationships for each of our products. Many of our assets are floating rate loans, which are assumed to re-price immediately, and proportional to the change in market rates, depending on their contracted index. Some loans and investments include the opportunity of prepayment (embedded options), and accordingly the simulation model uses estimated market speeds to derive prepayments and reinvests proceeds at modeled yields. Our non-term deposit products re-price more slowly, usually changing less than the change in market rates and at our discretion.
This analysis indicates the impact of changes in net interest income for the given set of rate changes and assumptions. It assumes the balance sheet remains static and that its structure does not change over the course of the year. It does not account for all factors that could impact our results, including changes by management to mitigate interest rate changes or secondary factors such as changes to our credit risk profile as interest rates change.
Furthermore, loan prepayment rate estimates and spread relationships change regularly. Interest rate changes create changes in actual loan prepayment speeds that will differ from the market estimates incorporated in this analysis. Changes that vary significantly from the modeled assumptions may have significant effects on our actual net interest income.
This simulation model assesses the changes in net interest income that would occur in response to an instantaneous and sustained increase or decrease (shock) in market interest rates of + or — 100 or 200 basis points. At December 31, 2008, our net interest margin exposure related to these hypothetical changes in market interest rates was within the current guidelines established by us.

Sensitivity of Net Interest Income

		Percentage
	Adjusted Net	Change
Interest Rate Scenario	Interest Income	from Base
	(in millions)
Up 200 basis points	$195.5	(3.8	) %
Up 100 basis points	196.4	(3.3)
BASE	203.2	-
Down 100 basis points	209.2	3.0
Down 200 basis points	209.4	3.1
Derivative Contracts. In the normal course of business, the Company uses derivative instruments to meet the needs of its customers and manage exposure to fluctuations in interest rates. The following table summarizes the aggregate notional amounts and terms of the Company’s derivative holdings.
Derivative Contracts

Weighted
	Notional	Average
	Amounts	Term
	(in thousands)	(in years)
Fixed-to-floating interest rate swaps	$22,376	5.9
Recent Accounting Pronouncements
In January 2009, the FASB issued FASB Staff Position (“FSP”) EITF 99-20-1, Amendments to the Impairment of Guidance of EITF Issue No. 99-20, (“FSP EITF No. 99-20-1"). FSP EITF No. 99-20-1 amends the impairment guidance in EITF Issue No. 99-20, Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets, (“EITF No. 99-20”) to achieve more consistent determination of whether an other-than-temporary impairment has occurred and making the guidance consistent between EITF No. 99-20 and Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities, (“SFAS No. 115”). FSP EITF No. 99-20-1 is effective for interim and annual reporting periods ending after December 15, 2008, and shall be applied prospectively. Retrospective application to a prior interim or annual reporting period is not permitted. The adoption of FSP EITF No. 99-20-1 did not have a significant impact on our consolidated financial statements.
On October 14, 2008, the SEC’s Office of the Chief Accountant (“OCA”), clarified its views on the application of other-than-temporary impairment guidance in SFAS No. 115 with respect to certain perpetual preferred securities. The OCA stated that it would not object to a registrant applying an other-than-temporary impairment model to investments in perpetual preferred securities that possess significant debt-like characteristics that is similar to the impairment model applied to debt securities, provided there has been no evidence of deterioration in credit of the issuer. An entity is permitted to apply the OCA’s views in its financial statements included in filings subsequent to the date of the letter. At September 30, 2008, based on the OCA guidance, the Company recorded no other-than-temporary impairment for investments in investment-grade perpetual preferred securities that had no evidence of credit deterioration and that the Company has the intent and ability to hold to recovery.
On October 10, 2008, the FASB issued FSP No. 157-3, which clarifies the application of SFAS No.157, Fair Value Measurements (“SFAS No. 157”), in an inactive market and illustrates how an entity would determine fair value when the market for a financial asset is not active. The FSP states that an entity should not automatically conclude that a particular transaction price is determinative of fair value. In a dislocated market, judgment is required to evaluate whether individual transactions are forced liquidations or distressed sales. When relevant observable market information is not available, a valuation approach that incorporates management’s judgments about the assumptions that market participants would use in pricing the asset in a current sale transaction would be acceptable. The FSP also indicates that quotes from brokers or pricing services may be relevant inputs when measuring fair value, but are not necessarily determinative in the absence of an active market for the asset. In weighing a broker quote as an input to a fair value measurement, an entity should place less reliance on quotes that do not reflect the result of market transactions. Further, the nature of the quote (for example, whether the quote is an indicative price or a binding offer) should be considered when weighing the available evidence. The FSP is effective immediately and applies to prior periods for which financial statements have not been issued, including interim or annual periods ending on or before September 30, 2008. Accordingly, the Company adopted the FSP prospectively, beginning July 1, 2008. FSP No. 157-3 was utilized by the Company in the fair value determination of our CDO and ARPS investment portfolios where quotes were not available, as discussed in Note 5 of the Notes to the Consolidated Financial Statements.
In June 2008, the FASB issued FASB Staff Position No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP No. EITF 03-6-1”). FSP No. EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share, or EPS, under the two-class method described in paragraphs 60 and 61 of FASB Statement No. 128, Earnings per Share (“SFAS No. 128”). The guidance in this FSP applies to the calculation of EPS under SFAS No. 128 for share-based payment awards with rights to dividends or dividend equivalents. FSP No. EITF No. 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. All prior-period EPS data presented should be adjusted retrospectively to conform with the provisions of this FSP. Early application is not permitted. The implementation of this standard is not expected to have a material impact on our consolidated financial position or results of operations.
In December 2007, the FASB issued SFAS No. 141R, Business Combinations (“SFAS No. 141R”), and SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (“SFAS No. 160”). These new standards significantly change the accounting for and reporting of business combination transactions and non-controlling interests (previously referred to as minority interests) in consolidated financial statements. These statements are effective for the Company beginning on January 1, 2009. The Company does not expect SFAS No. 141R and SFAS No. 160 to have a material impact on the financial statements. These standards will change the Company’s accounting treatment for business combinations on a prospective basis.
In September 2007, the FASB ratified the consensus of EITF Issue No. 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangement (“EITF No. 06-4”). EITF No. 06-4 applies to endorsement split dollar life insurance policies that provide a benefit to an employee that extends to postretirement periods and requires an employer to recognize a liability for future benefits over the service period based on the substantive agreement with the employee. EITF No. 06-4 is effective for fiscal years beginning after December 15, 2007, with early adoption permitted. The adoption of EITF No. 06-4 resulted in a cumulative effect adjustment charge of $0.2 million, effective January 1, 2008.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
For a discussion of quantitative and qualitative disclosures about market risk, please see Item 7 “Management’s Discussion and Analysis of Financial Condition and results of Operations - Quantitative and Qualitative Disclosure about Market Risk” on page 74.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Our consolidated financial statements and supplementary data included in this annual report are listed in Item 15 and begin at page F-1 immediately following the signature page to this annual report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Not applicable.
ITEM 9A.      CONTROLS AND PROCEDURES
As of December 31, 2008, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15(b), as adopted by the Securities and Exchange Commission (“SEC”) under the Securities Exchange Act of 1934, as amended (“Exchange Act”). Disclosure controls and procedures are the controls and other procedures that are designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon that evaluation, the Company’s Chief Executive Officer and the Company’s Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to timely alert them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings.
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
As of December 31, 2008, management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the assessment, management determined that the Company maintained effective internal control over financial reporting as of December 31, 2008, based on those criteria.
The Company’s independent registered public accounting firm, McGladrey & Pullen, LLP, has audited the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008, as stated in their report, which is included herein.
The Company’s management, including its Chief Executive Officer and Chief Financial Officer, does not expect that its disclosure controls and procedures, or its internal controls, will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefit of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

/s/ Robert Sarver	/s/ Dale Gibbons

Robert Sarver	Dale Gibbons
Chief Executive Officer	Executive Vice President and Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors
Western Alliance Bancorporation
Las Vegas, Nevada
We have audited Western Alliance Bancorporation’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Western Alliance Bancorporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
In our opinion, Western Alliance Bancorporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of Western Alliance Bancorporation and our report dated March 13, 2009 expressed an unqualified opinion.
/s/ McGLADREY & PULLEN, LLP
Las Vegas, Nevada
March 13, 2009

ITEM 9B. OTHER INFORMATION
Not applicable.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by Item 10 of Form 10-K is incorporated by reference from the information contained in the Company’s proxy statement for the 2009 Annual Meeting of Stockholders, which will be filed with the SEC pursuant to Regulation 14A.
The Company has adopted a Code of Conduct applicable to all of our directors and employees, including the principal executive officer, principal financial officer and principal accounting officer. A copy of the Code of Conduct is available on the Company’s website at www.westernalliancebancorp.com.
ITEM 11. EXECUTIVE COMPENSATION
The information required by Item 11 of Form 10-K is incorporated by reference from the information contained in the Company’s proxy statement for the 2009 Annual Meeting of Stockholders, which will be filed with the SEC pursuant to Regulation 14A.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by Item 12 of Form 10-K is incorporated by reference from the information contained in the Company’s proxy statement for the 2009 Annual Meeting of Stockholders, which will be filed with the SEC pursuant to Regulation 14A.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
The information required by Item 13 of Form 10-K is incorporated by reference from the information contained in the Company’s proxy statement for the 2009 Annual Meeting of Stockholders, which will be filed with the SEC pursuant to Regulation 14A.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by Item 14 of Form 10-K is incorporated by reference from the information contained in the Company’s proxy statement for the 2009 Annual Meeting of Stockholders, which will be filed with the SEC pursuant to Regulation 14A.
PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(1) The following financial statements are incorporated by reference from Item 8 hereto:

Consolidated Balance Sheets as of December 31, 2008 and 2007	Page F-2

Consolidated Statements of Operations for the three years ended December 31, 2008, 2007 and 2006	Page F-3

Consolidated Statements of Stockholders’ Equity for the three years ended December 31, 2008, 2007 and 2006	Page F-4

Consolidated Statements of Cash Flows for the three years ended December 31, 2008, 2007 and 2006	Page F-5

Notes to Consolidated Financial Statements	Page F-6

Report of Independent Registered Public Accounting Firm	Page F-52
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

3.3
Certificate of Designations for the Fixed Rate Cumulative Perpetual Preferred Stock, Series A, of Western Alliance Bancorporation (incorporated by reference to Exhibit 3.1 to Western Alliance’s Form 8-K filed with the SEC on November 25, 2008).

3.4	Amended and Restated By-Laws (incorporated by reference to Exhibit 3.1 to Western Alliance’s Form 8-K filed with the SEC on January 25, 2008).

4.1	Form of common stock certificate (incorporated by reference to Exhibit 4.1 to Amendment No. 3 to Western Alliance’s Registration Statement on Form S-1 filed with the SEC on June 27, 2005).

4.2	Form of Fixed Rate Cumulative Perpetual Preferred Stock, Series A, stock certificate (incorporated by reference to Exhibit 4.1 to Western Alliance’s Form 8-K filed with the SEC on November 25, 2008).

4.3
Form of Warrant to purchase shares of Western Alliance Bancorporation common stock, dated December 12, 2003, together with a schedule of warrant holders (incorporated by reference to Exhibit 10.9 to Western Alliance’s Registration Statement on Form S-1 filed with the SEC on April 28, 2005). ±

4.4
Warrant, dated November 21, 2008, by and between Western Alliance Bancorporation and the United States Department of the Treasury (incorporated by reference to Exhibit 4.2 to Western Alliance’s Form 8-K filed with the SEC on November 25, 2008).

10.1
Employment Agreement by and between Western Alliance Bancorporation and Mr. Markham (incorporated by reference to Exhibit 5.1 to Western Alliance’s Registration Statement on Form 8-K filed with the SEC on April 23, 2007).±

10.2
Employment Agreement by and between Western Alliance Bancorporation and Mr. Grisham (incorporated by reference to Exhibit 10.1 to Western Alliance’s Registration Statement on Form 8-K filed with the SEC on April 2, 2007). ±

10.3
Employment Agreement by and between Western Alliance Bancorporation and Mr. Woodrum (incorporated by reference to Exhibit 10.2 to Western Alliance’s Registration Statement on Form 8-K filed with the SEC on April 2, 2007). ±

10.4
Agreement and Plan of Merger By and Between Western Alliance Bancorporation and First Independent Capital of Nevada (incorporated by reference to Appendix A to Western Alliance’s Form S-4 filed with the SEC on February 1, 2007). ±

10.5
Western Alliance Bancorporation 2005 Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10.1 to Amendment No. 1 to Western Alliance’s Proxy Statement on Schedule 14A filed with the SEC on March 23, 2007). ±

10.6
Form of BankWest Nevada Corporation Incentive Stock Option Plan Agreement (incorporated by reference to Exhibit 10.3 to Western Alliance’s Registration Statement on Form S-1 filed with the SEC on April 28, 2005). ±

10.7
Form of Western Alliance Incentive Stock Option Plan Agreement (incorporated by reference to Exhibit 10.4 to Western Alliance’s Registration Statement on Form S-1 filed with the SEC on April 28, 2005). ±

10.8	Form of Western Alliance 2002 Stock Option Plan Agreement (incorporated by reference to Exhibit 10.5 to Western Alliance’s Registration Statement on Form S-1 filed with the SEC on April 28, 2005). ±

10.9
Form of Western Alliance 2002 Stock Option Plan Agreement (with double trigger acceleration clause) (incorporated by reference to Exhibit 10.6 to Western Alliance’s Registration Statement on Form S-1 filed with the SEC on April 28, 2005). ±

10.10	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.7 to Western Alliance’s Registration Statement on Form S-1 filed with the SEC on April 28, 2005). ±

10.11	Form of Non-Competition Agreement (incorporated by reference to Exhibit 10.8 to Western Alliance’s Registration Statement on Form S-1 filed with the SEC on April 28, 2005). ±

10.12	Real Estate Purchase Agreement between GRS Sahara Ave. Corp. and BankWest of Nevada (incorporated by reference to Exhibit 10.1 to Western Alliance’s Form 8-K filed with the SEC on September 26, 2005).

10.13
Securities Purchase Agreement, dated September 29, 2008, by and among Western Alliance Bancorporation and certain other parties thereto (incorporated by reference to Exhibit 10.1 to Western Alliance’s Form 8-K filed with the SEC on October 2, 2008).

10.14
Registration Rights Agreement, dated September 29, 2008, by and among Western Alliance Bancorporation and certain other parties thereto (incorporated by reference to Exhibit 10.2 to Western Alliance’s Form 8-K filed with the SEC on October 2, 2008).

10.15
Letter Agreement, dated November 21, 2008, between Western Alliance Bancorporation and the United States Department of the Treasury, and the Securities Purchase Agreement — Standard Terms attached thereto (incorporated by reference to Exhibit 10.1 to Western Alliance’s Form 8-K filed with the SEC on November 25, 2008).

21.1	List of Subsidiaries of Western Alliance Bancorporation.

23.1	Consent of McGladrey & Pullen, LLP.

24.1	Power of Attorney (see signature page).

31.1	CEO Certification Pursuant Rule 13a-14(a)/15d-a4(a).

31.2	CFO Certification Pursuant Rule 13a-14(a)/15d-14(a).

32	CEO and CFO Certification Pursuant 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes Oxley Act of 2002.
Stockholders may obtain copies of exhibits by writing to: Dale Gibbons, Western Alliance Bancorporation, 2700 West Sahara Avenue, Las Vegas, Nevada 89102.
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
WESTERN ALLIANCE BANCORPORATION

March 16, 2009	By:	/s/ Robert Sarver
Robert Sarver
Chairman of the Board; President and
Chief Executive Officer
KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Robert Sarver and Dale Gibbons, and each of them, his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully and to all intents and purposes as he or she might or could do in person hereby ratifying and confirming all that said attorneys-in-fact and agents, or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this registration statement has been signed by the following persons on behalf of the registrant in their listed capacities on March 16, 2009:

Name	Title

/s/ Robert Sarver	Chairman of the Board; President and Chief Executive

Robert Sarver	Officer (Principal Executive Officer)

/s/ Dale Gibbons	Executive Vice President and

Dale Gibbons	Chief Financial Officer (Principal Financial Officer)

/s/ Tom Edington	Senior Vice President and Controller (Principal

Tom Edington	Accounting Officer)

/s/ John P. Sande III

John P. Sande III	Director

/s/ Bruce Beach

Bruce Beach	Director

/s/ William S. Boyd

William S. Boyd	Director

Name	Title

/s/ Steve Hilton
Steve Hilton	Director

/s/ Marianne Boyd Johnson
Marianne Boyd Johnson	Director

Cary Mack	Director

/s/ George J. Maloof, Jr.
George J. Maloof, Jr.	Director

Arthur Marshall	Director

/s/ Todd Marshall
Todd Marshall	Director

M. Nafees Nagy, M.D.	Director

James Nave, D.V.M.	Director

/s/ Donald Snyder
Donald Snyder	Director

Kenneth A. Vecchione	Director

WESTERN ALLIANCE BANCORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
December 31, 2008 and 2007

	2008	2007
	(in thousands, except per
	share amounts)
Assets

Cash and due from banks	$136,791	$104,650
Federal funds sold and other	3,163	10,979

Cash and cash equivalents	139,954	115,629

Securities held to maturity (approximate fair value $8,382 and $9,530, respectively)	8,278	9,406
Securities available for sale	437,862	486,354
Securities measured at fair value	119,237	240,440

Gross loans, including net deferred loan fees	4,095,711	3,633,009
Less: Allowance for loan losses	(74,827)	(49,305)

Loans, net	4,020,884	3,583,704

Premises and equipment, net	140,910	143,421
Other real estate owned	14,545	3,412
Bank owned life insurance	90,700	88,061
Investment in restricted stock	41,047	27,003
Accrued interest receivable	19,719	22,344
Deferred tax assets, net	34,400	25,900
Goodwill	78,966	217,810
Other intangible assets, net of accumulated amortization of $7,324 and $3,693, respectively	21,034	24,370
Income tax receivable	48,367	-
Other assets	26,858	28,242

Total assets	$5,242,761	$5,016,096

Liabilities and Stockholders’ Equity

Liabilities
Non-interest bearing demand deposits	$1,010,625	$1,007,642
Interest bearing deposits:
Demand	253,529	264,586
Savings and money market	1,351,502	1,558,867
Time, $100 and over	638,806	649,351
Other time	397,804	66,476

	3,652,266	3,546,922
Customer repurchase agreements	321,004	275,016
Federal Home Loan Bank/Federal Reserve advances and other borrowings:
One year or less	586,120	489,330
Over one year ($31,515 and $30,768 measured at fair value, respectively)	50,998	55,369
Junior subordinated debt measured at fair value	43,038	62,240
Subordinated debt	60,000	60,000
Accrued interest payable and other liabilities	33,838	25,591

Total liabilities	4,747,264	4,514,468

Commitments and Contingencies (Notes 7, 10, 11 and 13)

Minority Interest	-	110

Stockholders’ Equity
Preferred stock, par value $.0001; shares authorized 20,000; shares issued and outstanding 2008: 140; 2007: 0. Total liquidation preference of outstanding shares of $140,000	125,203	-
Common stock, par value $.0001; shares authorized 100,000; shares issued and outstanding 2008: 38,601; 2007: 30,157	4	3
Additional paid-in capital	484,205	377,973
Retained earnings (deficit)	(85,424)	152,286
Accumulated other comprehensive loss — net unrealized loss on available for sale securities	(28,491)	(28,744)
Total stockholders’ equity	495,497	501,518

Total liabilities and stockholders’ equity	$5,242,761	$5,016,096

See Notes to Consolidated Financial Statements.

WESTERN ALLIANCE BANCORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended December 31, 2008, 2007 and 2006

	2008	2007	2006
	(in thousands, except per share amounts)
Interest income on:
Loans, including fees	$257,528	$264,480	$203,792
Securities - taxable	32,017	35,602	25,886
Securities - nontaxable	747	720	455
Dividends - taxable	2,828	1,700	1,004
Dividends - nontaxable	2,149	1,676	150
Federal funds sold and other	322	1,644	1,798

Total interest income	295,591	305,822	233,085

Interest expense on:
Deposits	69,136	98,128	65,612
Customer repurchase agreements	5,999	8,397	5,156
Short-term borrowings	13,722	8,700	5,945
Long-term borrowings	4,569	3,092	2,724
Junior subordinated debt	4,269	4,318	4,134
Subordinated debt	2,988	3,298	726

Total interest expense	100,683	125,933	84,297

Net interest income	194,908	179,889	148,788
Provision for loan losses	68,189	20,259	4,660

Net interest income after provision for loan losses	126,719	159,630	144,128

Other income (loss):
Trust and investment advisory services	10,489	9,764	7,346
Service charges	6,135	4,828	3,450
Income from bank owned life insurance	2,639	3,763	2,661
Other	9,745	6,025	4,413

Other income, excluding securities and fair value gains (losses)	29,008	24,380	17,870
Securities impairment charges	(156,832)	(2,861)	-
Gains (losses), net on sales of investment securities	138	434	(4,436)
Derivative gains (losses)	1,607	(1,833)	-
Unrealized gains on assets and liabilities measured at fair value, net	9,033	2,418	-

	(117,046)	22,538	13,434

Other expense:
Salaries and employee benefits	88,349	76,582	54,767
Occupancy	20,891	18,120	12,958
Advertising, public relations and business development	10,247	6,815	4,242
Customer service	6,817	6,708	6,684
Data processing	5,755	2,278	1,748
Legal, professional and director fees	5,501	3,862	2,798
Insurance	4,089	3,324	1,048
Intangible amortization	3,631	1,455	607
Audits and exams	1,943	2,059	2,375
Travel and automobile	1,903	1,425	790
Telephone	1,650	1,492	1,093
Supplies	1,613	1,942	1,710
Correspondent banking service charges and wire transfer costs	1,407	1,669	1,662
Merger expenses	-	747	-
Organizational costs	-	-	977
Goodwill impairment charge	138,844	-	-
Other	7,441	5,192	2,627

	300,081	133,670	96,086

Income (loss) before income taxes	(290,408)	48,498	61,476

Minority interest	218	110	-
Income tax expense (benefit)	(54,166)	15,513	21,587

Net income (loss)	(236,460)	32,875	39,889

Preferred stock dividends	778	-	-
Accretion on preferred stock discount	303	-	-

Net income (loss) available to common stockholders	$(237,541)	$32,875	$39,889

Earnings (loss) per share:
Basic	$(7.27)	$1.14	$1.56

Diluted	$(7.27)	$1.06	$1.41

See Notes to Consolidated Financial Statements.

WESTERN ALLIANCE BANCORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Years Ended December 31, 2008, 2007 and 2006

								Accumulated
								Other
						Additional	Retained	Comprehensive
	Comprehensive	Common Stock		Preferred Stock		Paid-in	Earnings	Income
Description	Income (Loss)	Shares Issued	Amount	Shares Issued	Amount	Capital	(Deficit)	(Loss)	Total

(in thousands, except per share amounts)
Balance, December 31, 2005		22,810	2	-	-	167,632	86,281	(9,692)	244,223
Stock options exercised, including tax benefit of $362		319	-	-	-	2,549	-	-	2,549
Stock warrants exercised		72	-	-	-	546	-	-	546
Issuance of common stock in connection with acquisition, net of offering costs of $264		3,390	1	-	-	101,003	-	-	101,004
Stock options converted at acquisition		-	-	-	-	3,406	-	-	3,406
Issuance of 263 shares of common stock, net of offering costs of $46		263	-	-	-	9,057	-	-	9,057
Restricted stock granted, net of forfeitures		208	-	-	-	1,857	-	-	1,857
Stock based compensation expense		23	-	-	-	1,503	-	-	1,503
Comprehensive income (loss):
Net income	$39,889	-	-	-	-	-	39,889	-	39,889
Other comprehensive income
Unrealized holding gains on securities available for sale arising during the period, net of taxes of $949	1,662
Plus reclassification adjustment for losses included in net income, net of taxes of $1,553	2,883

Net unrealized holding gains	4,545	-	-	-	-	-	-	4,545	4,545

	$44,434

Balance, December 31, 2006		27,085	3	-	-	287,553	126,170	(5,147)	408,579
Stock options exercised, including tax benefit of $115		431	-	-	-	3,336	-	-	3,336
Stock warrants exercised		30	-	-	-	26	-	-	26
Issuance of common stock in connection with acquisition, net of offering costs of $361		2,862	-	-	-	89,197	-	-	89,197
Stock options converted at acquisition		-	-	-	-	10,075	-	-	10,075
Restricted stock granted, net of forfeitures		456	-	-	-	4,101	-	-	4,101
Stock-based compensation expense		44	-	-	-	2,755	-	-	2,755
Adoption of FAS 159		-	-	-	-	-	(6,759)	3,810	(2,949)
Stock repurchases		(751)	-	-	-	(19,070)	-	-	(19,070)
Comprehensive income:
Net income	$32,875	-	-	-	-	-	32,875	-	32,875
Other comprehensive income
Unrealized holding losses on securities available for sale arising during the period, net of taxes of $14,605	(27,125)
Plus reclassification adjustment for gains included in net income, net of taxes of $152	(282)

Net unrealized holding losses	(27,407)	-	-	-	-	-	-	(27,407)	(27,407)

	$5,468

Balance, December 31, 2007		30,157	3	-	-	377,973	152,286	(28,744)	501,518
Cumulative effect adjustment related to adoption of EITF No. 06-4		-	-	-	-	-	(169)	-	(169)
Stock options exercised, including tax benefit of $23		183	-	-	-	1,404	-	-	1,404
Stock repurchases		(20)	-	-	-	(356)	-	-	(356)
Stock issued in private placements, net of costs of $139		8,146	1	-	-	80,075	-	-	80,076
Stock-based compensation expense		135	-	-	-	10,059	-	-	10,059
Stock issued to the United States Treasury Department, net of costs of $50		-	-	140	124,900	(50)	-	-	124,850
Issuance of common stock warrants		-	-	-	-	15,100	-	-	15,100
Accretion on preferred stock discount		-	-	-	303	-	(303)	-	-
Dividends on preferred stock		-	-	-	-	-	(778)	-	(778)
Comprehensive income (loss):
Net income (loss)	$(236,460)	-	-	-	-	-	(236,460)	-	(236,460)
Other comprehensive income (loss)
Unrealized holding losses on securities available-for-sale arising during the period, net of taxes of $53,414	(99,198)
Less reclassification adjustment for impairment losses included in net income, net of taxes of $57,291	99,541
Plus reclassification adjustment for gains included in net income, net of taxes of $48	(90)

Net unrealized holding gains	253	-	-	-	-	-	-	253	253

	$(236,207)

Balance, December 31, 2008		38,601	4	140	125,203	484,205	(85,424)	(28,491)	$495,497

See Notes to Consolidated Financial Statements.

WESTERN ALLIANCE BANCORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2008, 2007 and 2006

	2008	2007	2006
	($ in thousands)
Cash Flows from Operating Activities:
Net income (loss)	$(236,460)	$32,875	$39,889
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for loan losses	68,189	20,259	4,660
Goodwill impairment charge	138,844	-	-
Securities impairment charges	156,832	2,861	-
Change in fair value of assets and liabilities measured at fair value	(9,033)	(4,583)	-
Derivative (gains) losses	(1,607)	1,833	-
Gain) loss on sale of securities	(138)	(434)	4,436
Depreciation and amortization	12,873	12,086	6,668
Deferred taxes	(11,000)	(4,219)	2,968
Compensation cost on restricted stock	-	4,101	1,857
Stock based compensation expense	10,059	2,755	1,503
Decrease (increase) in accrued interest receivable	2,625	(3,045)	(3,772)
(Increase) in bank-owned life insurance	(2,639)	(3,763)	(2,661)
(Increase) in income tax receivable	(48,367)	-	-
(Increase) in other assets	(8,999)	(7,293)	(6,161)
Increase (decrease) in accrued interest payable and other liabilities	7,978	905	(5,720)
Other, net	1,846	417	97

Net cash provided by operating activities	81,003	54,755	43,764

Cash Flows from Investing Activities:
Purchases of securities held to maturity	-	(1,527)	(2,927)
Proceeds from maturities of securities held to maturity	2,439	16	20,571
Purchases of securities available for sale	(194,501)	(360,610)	(202,821)
Proceeds from maturities of securities available for sale	62,341	49,335	272,637
Proceeds from the sale of securities available for sale	19,177	87,114	154,177
Purchases of securities measured at fair value	(24,266)	(14,612)	-
Proceeds from maturities of securities measured at fair value	37,883	54,379	-
Proceeds from the sale of securities measured at fair value	101,232	5,712	-
Net cash paid (received) in settlement of acquisition	-	47,491	(5,965)
Liquidation (purchase) of restricted stock	(14,004)	(7,596)	459
Net increase in loans made to customers	(505,369)	(350,402)	(602,176)
Purchase of premises and equipment	(6,795)	(35,873)	(35,172)
Purchase of bank-owned life insurance	-	-	(25,000)
Other, net	1,107	-	-

Net cash used in investing activities	(520,756)	(526,573)	(426,217)

Cash Flows from Financing Activities:
Net increase (decrease) in deposits	105,344	(255,762)	339,124
Net (repayments) proceeds from borrowings	137,660	579,280	61,985
Proceeds from issuance of junior subordinated and subordinated debt	-	32,000	60,000
Repayment of junior subordinated debt	-	(16,882)	-
Proceeds from exercise of stock options and stock warrants	1,381	3,247	2,733
Excess tax benefits from share-based payment arrangements	23	115	362
Cost of issuing stock in acquisition or offering	(189)	(361)	(264)
Stock repurchases	(356)	(19,070)	-
Proceeds from stock issuance, net	220,215	-	9,057

Net cash provided by financing activities	464,078	322,567	472,997

Increase (decrease) in cash and cash equivalents	24,325	(149,251)	90,544
Cash and Cash Equivalents, beginning of year	115,629	264,880	174,336

Cash and Cash Equivalents, end of year	$139,954	$115,629	$264,880

Supplemental Disclosure of Cash Flow Information:
Cash payments for interest	$101,974	$125,612	$81,667
Cash payments for income taxes	$7,020	$22,127	$23,385
Supplemental Disclosure of Noncash Investing and Financing Activities:
Transfer of loans to other real estate owned	$25,485	$3,412	$-
Stock and stock options issued in connection with acquisitions	$-	$99,633	$104,674
Business combination:
Fair value of assets acquired, excluding intangibles	$-	$446,114	$755,514
Goodwill and other intangibles acquired	-	95,975	144,118
Liabilities assumed	-	(417,630)	(711,969)
Common stock and options issued	-	(99,633)	(104,674)
Cash acquired from acquisitions	-	(72,317)	(77,024)

Cash paid (received) for acquisitions	$-	$(47,491)	$5,965

See Notes to Consolidated Financial Statements.

WESTERN ALLIANCE BANCORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
Note 1. Nature of Business and Summary of Significant Accounting Policies
Nature of business
Western Alliance Bancorporation is a bank holding company providing a full range of banking services to commercial and consumer clientele through its wholly owned subsidiaries Bank of Nevada and First Independent Bank of Nevada, operating in Nevada, Alliance Bank of Arizona, operating in Arizona, Torrey Pines Bank and Alta Alliance Bank, operating in California, Miller/Russell & Associates, Inc., operating in Nevada, Arizona and Southern California, Premier Trust, Inc., operating in Nevada and Arizona and Shine Investment Advisory Services, Inc., operating in Colorado. These entities are collectively referred to herein as the Company and we refer to our subsidiary banks as the Banks. The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America and general industry practices.
A summary of the significant accounting policies of the Company follows:
Use of estimates in the preparation of financial statements
The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant changes in the near term relate to the determination of the allowance for loan losses; fair value of collateralized debt obligations (CDOs); classification of impaired securities as other than temporary; determination of the valuation allowance related to deferred tax assets; and impairment of goodwill and other intangible assets.
Principles of consolidation
With the exception of certain trust subsidiaries (Note 12) which do not meet the criteria for consolidation pursuant to Financial Accounting Standards Board (“FASB”) Interpretation No. 46 Revised December 2003 (“FIN No. 46R”), Consolidation of Variable Interest Entities, the consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Bank of Nevada and its wholly owned subsidiary BW Real Estate, Inc., Alliance Bank of Arizona, Torrey Pines Bank, Alta Alliance Bank, First Independent Bank of Nevada (collectively referred to herein as the Banks), Miller/Russell & Associates, Inc., Premier Trust, Inc., and Shine Investment Advisory Services, Inc. All significant intercompany balances and transactions have been eliminated in consolidation.
Repurchase program
For the year ended December 31, 2008, the Company repurchased approximately 20,000 shares of its own common stock on the open market with a weighted average price of $17.75 per share. The repurchase program expired as of December 31, 2008. All repurchased shares are retired as soon as is practicable after settlement. In addition, as a condition to participate in the Troubled Asset Relief Program (“TARP”), the Company may not repurchase any additional shares under a stock repurchase program without prior approval from the United States Department of the Treasury.
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

Securities
Securities classified as held-to-maturity are those debt securities the Company has both the intent and ability to hold to maturity regardless of changes in market conditions, liquidity needs or general economic conditions. These securities are carried at amortized cost. The sale of a security within three months of its maturity date or after at least 85% of the principal outstanding has been collected is considered a maturity for purposes of classification and disclosure.
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
Declines in the fair value of individual securities classified as held-to-maturity or available-for-sale below their amortized cost that are determined to be other than temporary result in write-downs of the individual securities to their fair value with the resulting write-downs included in current earnings as realized losses. Impairment is assessed at the individual security level. An investment security is considered impaired if the fair value of the security is less than its cost basis. Once the security is considered impaired, a determination must be made to see if the impairment is other than temporary. If the security is considered other-than-temporarily impaired, an impairment loss is recorded to noninterest income.
The investment securities portfolio is evaluated for other-than-temporary impairment (“OTTI”) by segregating the portfolio into two general segments and applying the appropriate OTTI model. Investment securities classified as available for sale or held-to-maturity are generally evaluated for OTTI under Statement of Financial Accounting Standards (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities However, certain purchased beneficial interests, including non-agency mortgage-backed securities, asset-backed securities, and collateralized debt obligations, that had credit ratings at the time of purchase of below AA are evaluated using the model outlined in EITF Issue No. 99-20, Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests that Continue to be Held by a Transfer in Securitized Financial Assets. Securities determined to not have OTTI under EITF 99-20 are required to be evaluated using the guidance of SFAS No. 115.
In determining other than temporary losses under the SFAS No. 115 model, management considers many factors, including: (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, (3) whether the market decline was affected by macroeconomic conditions, and (4) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. The assessment of whether an other-than-temporary decline exists involves a high degree of subjectivity and judgment and is based on the information available to management at a point in time.
The second segment of the portfolio uses the OTTI guidance provided by EITF 99-20 that is specific to purchased beneficial interests that, on the purchase date, were rated below AA or those purchased at a significant premium (generally 10% or more) which might result in the Company not recovering substantially all of its investment. Under the EITF 99-20 model, the Company compares the present value of the remaining cash flows as estimated at the purchase date to the current expected remaining cash flows. An OTTI is deemed to have occurred if there has been an adverse change in the remaining expected future cash flows.
After a debt security classified as available for sale has been written down for other-than-temporary impairment, the Company accretes the resulting discount over the remaining life of the debt security based on the amount and timing of future estimated cash flows. In each period subsequent to the write-down, an unrealized holding gain or loss is determined by comparing the available for sale security’s fair value with its new amortized cost basis. Any recovery in fair value is recorded in earnings when the security is sold.
Securities classified as measured at fair value are equity and debt securities for which the company elected early adoption of SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, effective January 1, 2007. Securities for which the measured at fair value classification was made were generally fixed rate securities with a relatively long duration and low coupon rates. Securities measured at fair value are reported at fair value with unrealized gains or losses included in earnings.
Restricted stock
The Company’s subsidiary banks are members of the Federal Home Loan Bank (“FHLB”) system and maintain an investment in capital stock of the FHLB in an amount equal to 5% of its advances from the FHLB. Alta Alliance Bank is a member of the Federal Reserve Bank (“FRB”) system and maintains an investment in capital stock of the FRB. Alliance Bank of Arizona has applied to become a member of the FRB. The Company’s subsidiary banks also maintain an investment in their primary correspondent bank. These investments are carried at cost since no ready market exists for them, and they have no quoted market value.
The Company views its investment in the FHLB stock as a long-term investment. Accordingly, when evaluating for impairment, the value is determined based on the ultimate recoverability of the par value rather than by recognizing temporary declines in values. The determination of whether a decline affects the ultimate recovery is influenced by criteria such as: (1) the significance of the decline in net assets of the FHLB as compared to the capital stock amount and length of time a decline has persisted; (2) commitments by the FHLB to make payments required by law or regulation and the level of such payments in relation to the operating performance of the FHLB; (3) the impact of legislative and regulatory changes on the FHLB and member institutions; and (4) the liquidity position of the FHLB. The FHLB of San Francisco did not pay a dividend for the fourth quarter of 2008 and did not purchase excess capital stock on January 31, 2009. The FHLB noted their primary concern related to the potential impact of any OTTI they may be required to record on their private label mortgage-backed-securities (“MBS”). While it appears that the FHLB of San Francisco will be less than adequately capitalized as of December 31, 2008, the Company does not believe that its investment in the FHLB is impaired as of this date. However, this estimate could change in the near term as a result of any of the following events: (1) significant OTTI losses are incurred on the MBS causing a significant decline in their regulatory status; (2) the economic losses resulting from credit deterioration on the MBS increases significantly; and (3) capital preservation strategies being utilized by the FHLB become ineffective.
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
The allowance is an amount that management believes will be adequate to absorb probable losses on existing loans that may become uncollectible, based on evaluation of the collectibility of loans and prior credit loss experience. This evaluation also takes into consideration such factors as changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem credits, and current economic conditions that may affect the borrower’s ability to pay. Due to the credit concentration of the Company’s loan portfolio in real estate secured loans, the value of collateral is heavily dependent on real estate values in Nevada, Arizona and California. While management uses the best information available to make its evaluation, future adjustments to the allowance may be necessary if there are significant changes in economic or other conditions. In addition, the federal and state banking regulatory agencies, as an integral part of their examination processes, periodically review the Banks’ allowance for loan losses, and may require the Banks to make additions to the allowance based on their judgment about information available to them at the time of their examinations.
The allowance consists of specific and general components. The specific component relates to loans that are classified as impaired. For such loans that are classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan, pursuant to SFAS No. 114, Accounting by Creditors for Impairment of a Loan. The general component covers non-impaired loans and is based on historical loss experience adjusted for qualitative and environmental factors, pursuant to SFAS No. 5, Accounting for Contingencies. All restructured loans identified under SFAS No. 15, Accounting by Debtors and Creditors for Troubled Debt Restructurings, are accounted for under SFAS No. 114 for purposes of computing the allowance for loan losses.
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

Transfers of financial assets
Transfers of financial assets are accounted for as sales when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when (1) the assets have been isolated from the Company, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and (3) the Company does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity.
Advertising costs
Advertising costs are expensed as incurred.
Bank owned life insurance
Bank owned life insurance is stated at its cash surrender value. The face amount of the underlying policies is $217.9 million as of December 31, 2008. There are no loans offset against cash surrender values, and there are no restrictions as to the use of proceeds.
Other real estate owned
Other real estate owned (“OREO”) is real estate that is held for sale and is carried at the lower of cost or fair value of the property based on appraisal, less estimated costs of disposal. Any write-down to fair value at the time of transfer to OREO is charged to the allowance for loan losses. Property is evaluated regularly to ensure the recorded amount is supported by its current fair value and valuation allowances. In turn, a reduction in the carrying amount to fair value less estimated costs to dispose are recorded as necessary. Costs relating to the development and improvement of the property are capitalized. OREO is included in other assets on the balance sheet. Revenue and expense from the operations of OREO and changes to the valuation allowance are included in other noninterest expense.
Premises and equipment
Premises and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is computed principally by the straight-line method over the estimated useful lives of the assets. Improvements to leased property are amortized over the lesser of the term of the lease or life of the improvements. Depreciation and amortization is computed using the following estimated lives:

Years
Bank premises	31
Equipment and furniture	3 - 10
Leasehold improvements	3 - 10
Organization and start-up costs
Organization and start-up costs are charged to operations as they are incurred pursuant to Statement of Position 98-5, Reporting on the Costs of Start-Up Activities. There were no organization and start-up costs charged to operations during the years ended December 31, 2008 and 2007. Approximately $1.0 million of organization and start-up costs were charged to operations during the year ended December 31, 2006.
Other intangible assets
Intangible assets consist of core deposit intangible assets, investment advisory and trust customer relationships, and are amortized over periods ranging from 6 to 12 years. The Company evaluates the remaining useful lives of its core deposit intangible assets each reporting period, as required by SFAS No. 142, Goodwill and Other Intangible Assets, to determine whether events and circumstances warrant a revision to the remaining period of amortization. If the estimate of an intangible asset’s remaining useful life is changed, the remaining carrying amount of the intangible asset is amortized prospectively over that revised remaining useful life. As a result of current economic conditions, the Company revised its estimates of the useful lives of its core deposit intangibles during the year ended December 31, 2008.

Goodwill
The Company records as goodwill the excess of the purchase price over the fair value of the identifiable net assets acquired. SFAS No. 142 prescribes a two-step process for impairment testing of goodwill, which is performed annually, as well as when an event triggering impairment may have occurred. The first step tests for impairment, while the second step, if necessary, measures the impairment. The Company performed an interim analysis during the third quarter of 2008. The Company determined that the $79.2 million of goodwill related to the First Independent Bank of Nevada reporting unit was impaired as of September 30, 2008. The Company updated its annual analysis as of December 31, 2008 and determined that $59.6 million of goodwill related to the Bank of Nevada reporting unit was impaired as of December 31, 2008. See Note 8 for further discussion of goodwill impairment testing.
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
Stock compensation plans
The Company has the 2005 Stock Incentive Plan (the “Incentive Plan”), as amended, which is described more fully in Note 14. Effective January 1, 2006 (the adoption date), the Company adopted SFAS No. 123 (revised 2006), Share Based Payment (“SFAS No. 123R”). SFAS No. 123R requires the Company to record the fair value of stock options granted to employees as expense over the vesting period. Except as discussed below, the cost of the award is based on the grant-date fair value. Prior to adoption of SFAS No. 123R, the Company accounted for stock option grants using the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Therefore, no stock option-based compensation was reflected in net income, as all options are required by the Incentive Plan to be granted with an exercise price equal to the estimated fair value of the underlying common stock on the date of grant.
Prior to the adoption of SFAS No. 123R, the Company applied the disclosure provisions of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123 required the disclosure of the pro forma impact on net income and earnings per share as if the value of the options were calculated at fair value. SFAS No. 123 permitted private companies to calculate the fair value of stock options using the minimum value method while public companies were required to use a fair value model. Prior to the Company’s initial public offering (“IPO”) the Company used the minimum value method to calculate the fair value of stock options. Subsequent to the Company’s IPO, the Company utilizes the Black-Scholes model to calculate the fair value of stock options.
The Company has adopted SFAS No. 123R using the prospective method for options granted prior to the IPO and the modified prospective method for options granted subsequent to the IPO. Under the Company’s transition method, SFAS No. 123R applies to new awards and to awards that were outstanding on the adoption date that are subsequently modified, repurchased, or cancelled. In addition, the expense recognition provision of SFAS No. 123R applies to options granted prior to the adoption date but subsequent to the IPO that were unvested at the adoption date.
During the years ended December 31, 2008 and 2006, the Company granted stock options to the directors of its subsidiaries. Directors of subsidiaries do not meet the definition of an employee under SFAS No. 123R. Accordingly, the Company applies EITF Issue No. 96-18, Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling Goods or Services to determine the measurement date for options granted to these directors. Therefore, the expense related to these options is remeasured each reporting date until the options are vested. The remeasuring caused minimal adjustments in 2008.

The following table illustrates the effect on net income and earnings per share had compensation cost for all of the stock-based compensation plans been determined based on the grant date fair values of awards (the method described in SFAS No. 123, Accounting for Stock-Based Compensation):

	2008	2007	2006

Net income (loss):
Net income (loss) available to common stockholders	$(237,541)	$32,875	$39,889
Deduct stock-based employee compensation expense determined under the minimum value method for all awards issued prior to the IPO	(534)	(919)	(960)
Related tax benefit for nonqualified stock options	64	73	74

Pro forma	$(238,011)	$32,029	$39,003

Earnings (loss) per share:
Basic - as reported	$(7.27)	$1.14	$1.56
Basic - pro forma	(7.29)	1.11	1.52
Diluted - as reported	(7.27)	1.06	1.41
Diluted - pro forma	(7.29)	1.03	1.38
See Note 14 for further discussion of stock options, stock warrants and restricted stock awards. As discussed elsewhere in this Form 10-K, as a result of new restrictions under the American Recovery and Reinvestment Act of 2009 (“ARRA”), the Company is in the process of examining its practices with respect to granting options and shares of restricted stock and it cannot predict the effect, if any, such restrictions will have on its compensation practices.
Preferred stock
On November 21, 2008, as part of the Capital Purchase Program established by the U.S. Department of the Treasury (“Treasury”) under the Emergency Economic Stabilization Act of 2008 (“EESA”), the Company entered into a Letter Agreement with Treasury pursuant to which the Company issued and sold to Treasury (i) 140,000 shares of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A, par value $0.0001 per share, having a liquidation preference of $1,000 per share (the “Series A Preferred Stock”) and (ii) a ten-year warrant to purchase up to 1,574,213 shares of the Company’s common stock, par value $0.0001 per share, at an initial exercise price of $13.34 per share, for an aggregate purchase price of $140.0 million. The proceeds received were allocated to the preferred stock and additional paid-in-capital based on their relative fair values. The resulting discount on the preferred stock is amortized against retained earnings and is reflected in the Company’s consolidated statement of income as “Accretion on preferred stock discount,” resulting in additional dilution to the Company’s earnings per share. The warrants were included in the Company’s diluted average common shares outstanding (subject to anti-dilution). Both the preferred stock and warrants were accounted for as additions to the Company’s regulatory Tier 1 and Total capital.
Cumulative dividends on the Series A Preferred Stock will accrue on the liquidation preference at a rate of 5% per annum for the first five years, and at a rate of 9% per annum thereafter. The Series A Preferred Stock has no maturity date and ranks senior to the common stock with respect to the payment of dividends and distributions and amounts payable upon liquidation, dissolution and winding up of the Company.
The Series A Preferred Stock generally is non-voting, other than class voting on certain matters that could adversely affect the Series A Preferred Stock. If dividends on the Series A Preferred Stock have not been paid for an aggregate of six quarterly dividend periods or more, whether consecutive or not, the Company’s authorized number of directors will be automatically increased by two and the holders of the Series A Preferred Stock, voting together with the holders of any then outstanding voting parity stock, will have the right to elect those directors at the Company’s next annual meeting of stockholders or at a special meeting of stockholders called for that purpose. These two directors will be elected annually and will serve until all accrued and unpaid dividends on the Series A Preferred Stock have been paid.

The Company may redeem the Series A Preferred Stock after February 15, 2012. Prior to this date, the Company may redeem the Series A Preferred Stock if (i) the Company has raised aggregate gross proceeds in one or more Qualified Equity Offerings (as defined below) in excess of $35 million and (ii) the aggregate redemption price does not exceed the aggregate net cash proceeds from such Qualified Equity Offerings. Any redemption is subject to the consent of the Board of Governors of the Federal Reserve System. A Qualified Equity Offering is the sale and issuance for cash by the Company, to persons other than the Company or any Company subsidiary after the closing, of shares of perpetual preferred stock, common stock or any combination of such stock, that, in each case, qualify as and may be included in Tier 1 capital of the Company at the time of issuance under the applicable risk-based capital guidelines of the Board of Governors of the FRB.
Prior to November 21, 2011, unless the Company has redeemed the Series A Preferred Stock or Treasury has transferred the Series A Preferred Stock to a third party, the consent of Treasury will be required for the Company to (1) pay any common stock dividend or (2) redeem, purchase or acquire any shares of the Company’s common stock or other equity or capital securities, other than in connection with benefit plans consistent with past practice and certain other circumstances specified in the purchase agreement.
The warrants are immediately exercisable. In the event the Company completes one or more Qualified Equity Offerings on or prior to December 31, 2009 that result in the Company receiving aggregate gross proceeds of not less than $140.0 million, the number of the shares of common stock underlying the portion of the warrant then held by Treasury will be reduced by one-half of the shares of common stock originally covered by the warrant. Pursuant to the purchase agreement, Treasury has agreed not to exercise voting power with respect to any shares of common stock issued upon exercise of the warrant. Based on a Black Scholes options pricing model, the common stock warrants have been assigned a fair value of $15.1 million in the aggregate, as of November 21, 2008. As a result, $15.1 million has been recorded as the discount on the preferred stock obtained above and will be accreted as a reduction in net income available for common stockholders over the next five years at approximately $2.7 million to $3.3 million per year. As of December 31, 2008, $303,000 of the discount on preferred stock had been accreted resulting in an unaccreted discount on preferred stock on this date of $14.8 million.
No other shares of preferred stock are issued and outstanding, and the Company has no current intent to issue additional preferred stock in the immediate future. The Board of Directors has the authority, without further action by the stockholders, to issue preferred stock in one or more series and to fix the number of shares, designations, preferences, powers, and relative, participating, optional or other special rights. The issuance of additional preferred stock could decrease the amount of earnings and assets available for distribution to holders of common stock or adversely affect the rights and powers, including voting rights, of the holders of common stock, and may have the effect of delaying, deferring or preventing a change in control of the Company.
As discussed elsewhere in this Form 10-K, companies that participated in the Capital Purchase Program are subject to a number of restrictions regarding, among other things, executive compensation. See “Item 1 – Business – Supervision and Regulation – Recent Regulatory Initiatives” for further information. In addition, provisions exist for limitations on the issuance of additional debt, including trust preferred securities and provisions that allow the Treasury to unilaterally amend the terms of the agreement.
Off-balance sheet instruments
In the ordinary course of business, the Company has entered into off-balance sheet financial instruments consisting of commitments to extend credit and standby letters of credit. Such financial instruments are recorded in the consolidated financial statements when they are funded.
Trust assets and investment advisory assets under management
Customer property, other than funds on deposit, held in a fiduciary or agency capacity by the Company is not included in the consolidated balance sheet because they are not assets of the Company. Trust and investment advisory service income is recorded on an accrual basis. At December 31, 2008 and 2007, Premier Trust had $316 million and $325 million, respectively, in assets under management and $488 million and $520 million, respectively, in total trust assets. At December 31, 2008 and 2007, Miller/ Russell & Associates had $1.01 billion and $1.56 billion, respectively, in assets under management. Shine Investment Advisory Services was acquired in July 2007. At December 31, 2008 and 2007, Shine had $328 million and $428 million, respectively, in assets under management.

Fair values of financial instruments
The Company adopted the provisions of SFAS No. 157, Fair Value Measurements, effective January 1, 2007 (“SFAS No. 157”). Under this standard, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (i.e., the “exit price”) in an orderly transaction between market participants at the measurement date. In determining fair value, the Company uses various valuation approaches, including market, income and/or cost approaches. SFAS No. 157 establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that observable inputs be used when available. Observable inputs are inputs that market participants would use in pricing the asset or liability developed based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s assumptions about the assumptions market participants would use in pricing the asset or liability developed based on the best information available in the circumstances. The hierarchy is broken down into three levels based on the reliability of inputs, as follows:
•	Level 1—Valuations based on quoted prices in active markets for identical assets or liabilities that the Company has the ability to access. Valuation adjustments and block discounts are not applied to Level 1 instruments. Since valuations are based on quoted prices that are readily and regularly available in an active market, valuation of these products does not entail a significant degree of judgment. Assets and liabilities utilizing Level 1 inputs include adjustable-rate preferred stock (“ARPS”) and some U.S. Treasury securities.

•	Level 2—Valuations based on quoted prices in markets that are not active or for which all significant inputs are observable, either directly or indirectly. Assets and liabilities utilizing Level 2 inputs generally include interest rate swap derivatives; municipal obligations; mortgage-backed securities and asset-backed securities.

•	Level 3—Valuations based on inputs that are unobservable and significant to the overall fair value measurement. Assets and liabilities utilizing Level 3 inputs include certain collateralized debt obligations (“CDO”) and structured notes, including those with embedded basket credit default derivatives.
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
Fair value is a market-based measure considered from the perspective of a market participant who holds the asset or owes the liability rather than an entity-specific measure. When market assumptions are available, SFAS No. 157 requires the Company to make assumptions regarding the assumptions that market participants would use to estimate the fair value of the financial instrument at the measurement date.
FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate that value.
Management uses its best judgment in estimating the fair value of the Company’s financial instruments; however, there are inherent weaknesses in any estimation technique. Therefore, for substantially all financial instruments, the fair value estimates presented herein are not necessarily indicative of the amounts the Company could have realized in a sales transaction at December 31, 2008 or 2007. The estimated fair value amounts for 2008 and 2007 have been measured as of their year end, and have not been reevaluated or updated for purposes of these consolidated financial statements subsequent to those dates. As such, the estimated fair values of these financial instruments subsequent to the reporting date may be different than the amounts reported at year end.
The information in Note 18 should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only required for a limited portion of the Company’s assets and liabilities.
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
With the exception of CDO and structured notes, the fair value of most other investment securities are determined based on matrix pricing. Matrix pricing is a mathematical technique that utilizes observable market inputs including, for example, yield curves, credit ratings and prepayment speeds. Fair values determined using matrix pricing are generally categorized as Level 2 in the fair value hierarchy.
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
Restricted stock
The Company’s subsidiary banks are members of the FHLB system and maintain an investment in capital stock of the FHLB in an amount equal to 5% of its advances from the FHLB. Alta Alliance Bank is a member of the FRB system and maintains an investment in capital stock of the FRB. Alliance Bank of Arizona has applied to become a member of the FRB. The Company’s subsidiary banks also maintain an investment in their primary correspondent bank. These investments are carried at cost since no ready market exists for them, and they have no quoted market value.
Loans
For variable rate loans that reprice frequently and that have experienced no significant change in credit risk, fair values are based on carrying values. Variable rate loans comprised approximately 44% and 53% of the loan portfolio at December 31, 2008 and 2007, respectively. Fair value for all other loans is estimated based on discounted cash flows using interest rates currently being offered for loans with similar terms to borrowers with similar credit quality. As a result, the fair value for loans disclosed in Note 18 is categorized as Level 3 in the fair value hierarchy.
Accrued interest receivable and payable
The carrying amounts reported in the consolidated balance sheets for accrued interest receivable and payable approximate their fair value. Accrued interest receivable and payable fair value measurements disclosed in Note 18 are classified as Level 3 in the fair value hierarchy.

Derivative financial instruments
All derivatives are recognized on the balance sheet at their fair value. The fair value for derivatives is determined based on market prices, broker-dealer quotations on similar product or other related input parameters. As a result, the fair values have been categorized as Level 2 in the fair value hierarchy.
Deposit liabilities
The fair value disclosed for demand and savings deposits is by definition equal to the amount payable on demand at their reporting date (that is, their carrying amount). The carrying amount for variable-rate deposit accounts approximates their fair value. Fair values for fixed-rate certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities on these deposits. The fair value measurement of the deposit liabilities disclosed in Note 18 is categorized as Level 3 in the fair value hierarchy.
Federal Home Loan Bank and Federal Reserve advances and other borrowings
The fair values of the Company’s borrowings are estimated using discounted cash flow analyses, based on the market rates for similar types of borrowing arrangements. The FHLB and FRB advances and other borrowings have been categorized as Level 3 in the fair value hierarchy.
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

Basic and diluted earnings (loss) per share, based on the weighted average outstanding shares, are summarized as follows:

	2008	2007	2006

Basic:
Net income (loss) available to common stockholders	$(237,541)	$32,875	$39,889
Average common shares outstanding	32,652	28,918	25,623

Earnings (loss) per share	$(7.27)	$1.14	$1.56

Diluted:
Net income (loss) available to common stockholders	$(237,541)	$32,875	$39,889

Average common shares outstanding	32,652	28,918	25,623
Stock option adjustment	-	1,075	1,355
Stock warrant adjustment	-	919	1,044
Restricted stock award adjustment	-	107	196

Average common shares outstanding	32,652	31,019	28,218

Earnings (loss) per share	$(7.27)	$1.06	$1.41

As of December 31, 2008, all stock warrants, stock options and restricted stock were considered anti-dilutive and excluded for purposes of calculating diluted earnings (loss) per share. As of December 31, 2007, approximately 556,000 stock options and 131,000 stock warrants were considered anti-dilutive and excluded for purposes of calculating diluted earnings per share.
Reclassifications
Certain amounts in the consolidated financial statements as of and for the years ended December 31, 2008 and 2007 have been reclassified to conform to the current presentation. The reclassifications have no effect on net income or stockholders’ equity as previously reported.
Recent accounting pronouncements
In January 2009, the FASB issued FSP No. EITF 99-20-1, Amendments to the Impairment Guidance of EITF Issue No. 99-20, (“FSP No. EITF 99-20-1”). FSP No. EITF 99-20-1 amends the impairment guidance in EITF Issue No. 99-20, Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets, (“EITF No. 99-20”) to achieve more consistent determination of whether an other-than-temporary impairment has occurred and making the guidance consistent between EITF No. 99-20 and SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, (“SFAS No. 115”). FSP No. EITF 99-20-1 is effective for interim and annual reporting periods ending after December 15, 2008, and shall be applied prospectively. Retrospective application to a prior interim or annual reporting period is not permitted. The adoption of FSP No. EITF 99-20-1 did not have a significant impact on the Company’s consolidated financial statements.
On October 14, 2008, the SEC’s Office of the Chief Accountant (“OCA”), clarified its views on the application of other-than-temporary impairment guidance in SFAS No. 115 to certain perpetual preferred securities. The OCA stated that it would not object to a registrant applying an other-than-temporary impairment model to investments in perpetual preferred securities that possess significant debt-like characteristics that is similar to the impairment model applied to debt securities, provided there has been no evidence of deterioration in credit of the issuer. An entity is permitted to apply the OCA’s views in its financial statements included in filings subsequent to the date of the letter. At December 31, 2008, based on the OCA guidance, the Company recorded no other-than-temporary impairment for investments in investment-grade perpetual preferred securities that had no evidence of credit deterioration and that the Company has the intent and ability to hold to recovery.
On October 10, 2008, the FASB issued Staff Position (“FSP”) No. 157-3, Determining the Fair Value of a Financial Asset When the Market for that Asset is Not Active, which clarifies the application of SFAS No. 157 in an inactive market and illustrates how an entity would determine fair value when the market for a financial asset is not active. The FSP states that an entity should not automatically conclude that a particular transaction price is determinative of fair value. In a dislocated market, judgment is required to evaluate whether individual transactions are forced liquidations or distressed sales. When relevant observable market information is not available, a valuation approach that incorporates management’s judgments about the assumptions that market participants would use in pricing the asset in a current sale transaction would be acceptable. The FSP also indicates that quotes from brokers or pricing services may be relevant inputs when measuring fair value, but are not necessarily determinative in the absence of an active market for the asset. In weighing a broker quote as an input to a fair value measurement, an entity should place less reliance on quotes that do not reflect the result of market transactions. Further, the nature of the quote (for example, whether the quote is an indicative price or a binding offer) should be considered when weighing the available evidence. The FSP is effective immediately and applies to prior periods for which financial statements have not been issued, including interim or annual periods ending on or before September 30, 2008. Accordingly, the Company adopted the FSP prospectively, beginning July 1, 2008.
In June 2008, the FASB issued FSP No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP No. EITF 03-6-1”). FSP No. EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share, or EPS, under the two-class method described in paragraphs 60 and 61 of SFAS No. 128, Earnings per Share (“SFAS No. 128”). The guidance in this FSP applies to the calculation of EPS under SFAS No. 128 for share-based payment awards with rights to dividends or dividend equivalents. FSP No. EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. All prior-period EPS data presented should be adjusted retrospectively to conform with the provisions of this FSP. Early application is not permitted. The implementation of this standard is not expected to have a material impact on our consolidated financial position or results of operations.
In December 2007, the FASB issued SFAS No. 141R, Business Combinations (“SFAS No. 141R”), and SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (“SFAS No. 160”). These new standards significantly change the accounting for and reporting of business combination transactions and non-controlling interests (previously referred to as minority interests) in consolidated financial statements. These statements are effective for the Company beginning on January 1, 2009. The Company does not expect SFAS No. 141R and SFAS No. 160 to have a material impact on the financial statements. These standards will change the Company’s accounting treatment for business combinations on a prospective basis.
In September 2007, the FASB ratified the consensus of the EITF Issue No. 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangement (“EITF No. 06-4”). EITF No. 06-4 applies to endorsement split dollar life insurance policies that provide a benefit to an employee that extends to postretirement periods and requires an employer to recognize a liability for future benefits over the service period based on the substantive agreement with the employee. EITF No. 06-4 is effective for fiscal years beginning after December 15, 2007, with early adoption permitted. The adoption of EITF No. 06-4 resulted in a cumulative effect adjustment charge of $0.2 million, effective January 1, 2008.
Note 2. Fair Value Accounting
The Company elected early adoption of SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, effective January 1, 2007. Instruments for which the fair value option (“FVO”) was adopted and the reasons therefore are as follows:
•	Junior subordinated debt;

•	All investment securities previously classified as held to maturity, with the exception of tax-advantaged municipal bonds; and

•	All fixed-rate securities previously classified as available for sale.
The junior subordinated debt, with a balance of $61.9 million at January 1, 2007, (before the application of SFAS No. 159) is a primary source of funding for the Company’s held to maturity portfolio, which excluding tax-advantaged municipal obligations had an amortized cost of $88.2 million at the same date. The held to maturity portfolio consists primarily of fixed rate and hybrid adjustable rate mortgage-backed securities and collateralized mortgage obligations. The junior subordinated debt includes $20.0 million which carries a fixed rate through June 2011, with the remaining balances carrying rates which reset at least quarterly. This represents a natural hedge on the Company’s balance sheet, with changes in fair value of the fixed rate securities and fixed rate junior subordinated debt moving inversely from one another as market rates move up and down. The early adoption of SFAS No. 159 on these instruments will more accurately reflect this hedge in the Company’s consolidated financial statements. The FVO was not elected for tax-advantaged securities since the tax benefit is based upon the contractual rate paid on the security at time of purchase and does not include changes in fair value or accretion or amortization of discounts or premiums resulting from revaluation. The carrying value of these tax-advantaged securities was $7.9 million at December 31, 2007.
Fixed-rate available for sale securities had an amortized cost of $215.6 million and an aggregate net unrealized loss of $5.9 million at January 1, 2007. These securities represent some of the most volatile on the Company’s balance sheet with long durations and low coupon rates relative to the market. While initially these investments were funded with relatively long duration noninterest bearing and administered rate money market deposits, as the liability structure of the company has shortened they are now preponderantly funded with overnight FHLB borrowings, customer repurchase agreements and CDs. All of these sources of funding have pricing which moves with the market, and thus there is not an effective match for the fixed rate securities on the liability side of the balance sheet. This causes volatility in reported earnings as interest rates move and the net interest margin contracts and expands. The Company’s ability to hedge the market-value risk on the securities was historically limited by the complexities of accounting for derivative financial instruments. The adoption of SFAS No. 159 on these securities provides more transparency in the consolidated financial statements as users will be more able to ascertain changes in the Company’s net income caused by changes in market interest rates. The FVO was not elected for variable-rate available for sale securities since the liability funding match is more closely aligned with these shorter duration assets.
The following table provides the impact of adoption on the Company’s balance sheet as of January 1, 2007:

	Carrying		Carrying
	Value	Cumulative	Value
	Prior to	Effect	After
Description	Adoption	Adjustment	Adoption

Securities previously reported as held-to-maturity	$88,224	$(2,267)	$85,957
Securities previously reported as available-for-sale	209,775	(5,861)	203,414
Junior subordinated debt	(61,857)	(2,270)	(64,127)

Gross cumulative effect adjustment		(10,398)
Less reclassification from other comprehensive income		5,861

Pre-tax cumulative effect adjustment		(4,537)
Effect on net deferred tax asset		1,588

Cumulative effect adjustment, net		$(2,949)

All securities for which the fair value measurement option has been elected are included in a separate line item on the balance sheet entitled “securities measured at fair value.”
There were no financial instruments purchased by the Company in 2008 which met the SFAS No. 159 election criteria, and therefore, no additional instruments required the fair value option election.
SFAS No. 157 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurements) and the lowest priority to unobservable inputs (level 3 measurements). The three levels of the fair value hierarchy under SFAS No. 157 are described below:
Level 1 – Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;

Level 2 – Quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, or model-based valuation techniques where all significant assumptions are observable, either directly or indirectly, in the market;
Level 3 – Valuation is generated from model-based techniques where all significant assumptions are not observable, either directly or indirectly, in the market. These unobservable assumptions reflect our own estimates of assumptions that market participants would use in pricing the asset or liability. Valuation techniques may include use of matrix pricing, discounted cash flow models and similar techniques.
In general, fair value is based upon quoted market prices, where available. If such quoted market prices are not available, fair value is based upon internally developed models that primarily use, as inputs, observable market-based parameters. Valuation adjustments may be made to ensure that financial instruments are recorded at fair value. These adjustments may include amounts to reflect counterparty credit quality and the Company’s creditworthiness, among other things, as well as unobservable parameters. Any such valuation adjustments are applied consistently over time. The Company’s valuation methodologies may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. While management believes the Company’s valuation methodologies are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date. Furthermore, the reported fair value amounts have not been comprehensively revalued since the presentation dates, and therefore, estimates of fair value after the balance sheet date may differ significantly from the amounts presented herein.
For the twelve months ended December 31, 2008 and 2007, gains and losses from fair value changes included in the Consolidated Statement of Income were as follows (in thousands):

	Changes in Fair Values for the Year Ended
	December 31, 2008 for Items Measured at Fair
	Value Pursuant to Election of the Fair Value Option
				Total
	Unrealized		Interest	Changes in
	Gain/Loss on		Expense on	Fair Values
	Assets and		Junior	Included in
	Liabilities	Interest	Subordinated	Current-
	Measured at	Income on	Debt and	Period
Description	Fair Value, Net	Securities	Borrowings	Earnings

Securities measured at fair value	$(9,016)	$504	$-	$(8,512)
Junior subordinated debt	18,796	-	406	19,202
Fixed-rate term borrowings	(747)	-	-	(747)

	$9,033	$504	$406	$9,943

	Changes in Fair Values for the Year Ended
	December 31, 2007 for Items Measured at Fair
	Value Pursuant to Election of the Fair Value Option
				Total
	Unrealized		Interest	Changes in
	Gain/Loss on		Expense on	Fair Values
	Assets and		Junior	Included in
	Liabilities	Interest	Subordinated	Current-
	Measured at	Income on	Debt and	Period
Description	Fair Value, Net	Securities	Borrowings	Earnings

Securities measured at fair value	$(1,071)	$1,777	$-	$706
Junior subordinated debt	4,257	-	388	4,645
Fixed-rate term borrowings	(768)	-	-	(768)

	$2,418	$1,777	$388	$4,583

The difference between the aggregate fair value of junior subordinated debt ($43.0 million) and the aggregate unpaid principal balance thereof ($66.5 million) was $23.5 million at December 31, 2008.
The difference between the aggregate fair value of fixed-rate term borrowings ($31.5 million) and the aggregate unpaid principal balance thereof ($30.0 million) measured at fair value, was $1.5 million at December 31, 2008.
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
Fair value on a recurring basis
Financial assets and financial liabilities measured at fair value on a recurring basis include the following:
Securities available for sale. U.S. Treasury securities and adjustable-rate preferred securities are reported at fair value utilizing Level 1 inputs. Other securities classified as available for sale are reported at fair value utilizing Level 2 inputs. For these securities, the Company obtains fair value measurements from an independent pricing service. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the bond’s terms and conditions, among other things.
Securities measured at fair value. All of the Company’s securities measured at fair value, the majority of which is mortgage-backed securities, are reported at fair value utilizing Level 2 inputs in the same manner as described above for securities available for sale.
Interest rate swaps. Interest rate swaps are reported at fair value utilizing Level 2 inputs. The Company obtains dealer quotations to value its interest rate swaps.
Fixed-rate term borrowings. The value of the Company’s fixed-rate term borrowings and junior subordinated debt (Level 3) are estimated by projecting the expected cash flows and discounting those cash flows at a rate reflective of the current market environment.
Junior subordinated debt. The Company estimates the fair value of its junior subordinated debt using a discounted cash flow model which incorporates the effect of the Company’s own credit risk in the fair value of the liabilities (Level 3). The Company’s cash flow assumptions were based on the contractual cash flows based as the Company anticipates that it will pay the debt according to its contractual terms. The Company evaluated recently priced offerings on individual issuances of trust preferred securities and estimated the discount rate based, in part, on that information. The Company estimated the discount rate at 7.27%, which is a 585 basis point spread over 3 month LIBOR (1.425 as of December 31, 2008).

The fair value of these assets and liabilities were determined using the following inputs at December 31, 2008 (in thousands):

		Fair Value Measurements at Reporting Date Using:
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
Description	December 31, 2008	(Level 1)	(Level 2)	(Level 3)

Assets:
Securities available for sale	$437,862	$52,193	$385,669	$-
Securities measured at fair value	119,237	-	119,237	-
Interest rate swaps	1,963	-	1,963	-

Total	$559,062	$52,193	$506,869	$-

Liabilities:
Fixed-rate term borrowings	$31,515	$-	$-	$31,515
Junior subordinated debt	43,038	-	-	43,038
Interest rate swaps	1,963	-	1,963	-

Total	$76,516	$-	$1,963	$74,553

Certain securities available for sale and measured at fair value with a par value of $8.1 million had no book value as of December 31, 2008. These securities were valued using Level 3 inputs.
Fair Value Measurements Using
Significant Unobservable Inputs
(Level 3)

	Securities Available	Securities Measured	Junior Subordinated	Fixed-Rate
	For Sale	at Fair Value	Debt	Term Borrowings

Beginning balance January 1, 2008	$115,921	$2,787	$(62,240)	$(30,768)
Total gains or losses (realized/unrealized)
Included in earnings	(37,968)	(2,787)	19,202	(747)
Included in other comprehensive income	4,546	-	-	-
Purchases, issuances, and settlements, net	-	-	-	-
Transfers to held-to-maturity	(82,499)	-	-	-
Transfers in and/or out of Level 3	-	-	-	-

Ending balance December 31, 2008	$-	$-	$(43,038)	$(31,515)

The amount of total gains (losses) for the period included in earnings attributable to the change in unrealized gains (losses) relating to assets still held at the reporting date	$(37,968)	$(8,512)	$19,202	$(747)

Fair value on a nonrecurring basis
Certain assets are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis, but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). The following table presents such assets carried on the balance sheet by caption and by level within the SFAS No. 157 hierarchy as of December 31, 2008 (in thousands):

	Fair Value Measurements Using
		Quoted Prices
		in Active	Significant Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)

Impaired loans with specific valuation allowance under SFAS 114	$57,468	$-	$-	$57,468
Goodwill valuation of reporting units	78,966	-	-	78,966
Other real estate owned	14,545	-	-	14,545
Debt obligations and structured securities held-to-maturity	1,219	-	-	1,219
Impaired loans. The specific reserves for collateral dependent impaired loans are based on the fair value of the collateral less estimated costs to sell. The fair value of collateral is determined based on third-party appraisals. In some cases, adjustments are made to the appraised values due to various factors, including age of the appraisal, age of comparables included in the appraisal, and known changes in the market and in the collateral. When significant adjustments are based on unobservable inputs, such as when a current appraised value is not available or management determines the fair value of the collateral is further impaired below appraised value and there is no observable market price, the resulting fair value measurement has been categorized as a Level 3 measurement. These Level 3 impaired loans had an aggregate carrying amount of $71.5 million and specific reserves in the allowance for loan losses of $14.1 million as December 31, 2008.
Goodwill. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, goodwill was written down to its implied fair value of $79.0 million by a charge to earnings of $138.8 million during the year ended December 31, 2008. Some of the inputs used to determine the implied fair value of the Company and the corresponding amount of the impairment included the quoted market price of our common stock, market prices of common stocks of other banking organizations, common stock trading multiples, discounted cash flows, and inputs from comparable transactions. The Company’s adjustment for $138.8 million, was primarily based on the Company’s assumptions, therefore the resulting fair value measurement was determined to be level 3.
Other real estate. Other real estate owned (“OREO”) consists of properties acquired as a result of, or in-lieu-of, foreclosure. Properties or other assets (primarily repossessed assets formerly leased) are classified as OREO and other repossessed property and are reported at the lower of carrying value or fair value, less estimated costs to sell the property. Costs relating to the development or improvement of the assets are capitalized and costs relating to holding the assets are charged to expense. The Company had $14.5 million of such assets at December 31, 2008. When significant adjustments were based on unobservable inputs, such as when a current appraised value is not available or management determines the fair value of the collateral is further impaired below appraised value and there is no observable market price, the resulting fair value measurement has been categorized as a Level 3 measurement.
Debt obligations and structured securities. During the year ended December 31, 2008, the Company wrote down its trust-preferred CDO portfolio to $1.2 million when it determined these CDOs were other-than-temporarily impaired under generally accepted accounting principles due to the continued expected weakness of the U.S. economy, the decline in the market value of these CDOs, credit rating downgrades and the increase in deferrals and defaults by the issuers of the underlying CDOs. These CDOs represent interests in various trusts, each of which is collateralized with trust preferred debt issued by other financial institutions. The $1.2 million CDO carrying value approximates market value.
Note 3. Mergers and Acquisition Activity
First Independent Acquisition
Effective March 30, 2007, the Company acquired 100% of the outstanding common stock of First Independent Capital of Nevada (“FICN”), headquartered in Reno, Nevada. FICN was the parent company of First Independent Bank of Nevada (“FIB”). The tax-free merger was accomplished according to the Agreement and Plan of Merger (the “FICN Merger Agreement”), dated December 19, 2006. At the date of acquisition, FIB became a wholly-owned subsidiary of the Company. The merger closed on March 30, 2007, and FIB’s results for the three months ended March 31, 2007 were not included with the Company’s results of operations.
As provided by the FICN Merger Agreement and based on valuation amounts determined as of the merger date, approximately 1.12 million shares of FICN common stock were exchanged for approximately $21.9 million in cash and approximately 2.5 million shares of the Company’s common stock at a calculated exchange ratio of 2.84412. The exchange of shares represented approximately 8% of the Company’s outstanding common stock as of the merger date. As part of the acquisition, 388,000 replacement options were issued to FICN directors and employees.
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

The $79.2 million of goodwill was considered fully impaired as of September 30, 2008 and was valued at $0 on December 31, 2008. See Note 8 for further discussion of goodwill impairment.
Shine Acquisition
Effective July 31, 2007, the Company acquired 80% of the outstanding common stock of Shine Investment Advisory Services, Inc., headquartered in Lone Tree, Colorado. Shine’s results of operations were not included with our consolidated financial statements prior to the closing date.
Shine’s assets under management at the date of merger were $409.9 million. The fair value of tangible assets acquired through this merger was $0.4 million.
As provided in the purchase agreement and based on valuation amounts as of the merger date, approximately 314,000 shares of the Company’s stock at a price of approximately $25.48 were issued in connection with the Shine acquisition.
Both mergers were accounted for under the purchase method of accounting in accordance with SFAS No. 141, Business Combinations. Accordingly, the purchase price was allocated to the assets acquired and the liabilities assumed based on their estimated fair values at the merger date. Appropriate amounts and adjustments shown were recorded by FIB or Shine and included in the respective reporting segment. Certain amounts, including goodwill, are subject to change when the determination of the asset and liability values is finalized within one year from the merger date. Valuations of certain assets and liabilities of FIB and Shine will be performed with the assistance of independent valuation consultants. None of the resulting goodwill is expected to be deductible for tax purposes. The goodwill related to the FICN merger was allocated to the “Nevada” operating segment, and the goodwill related to the Shine acquisition is allocated to the “Asset Management” operating segment.
There were no merger related expenses in the twelve months ended December 31, 2008.

Intermountain Acquisition
Effective March 31, 2006, the Company acquired 100% of the outstanding common stock of Intermountain First Bancorporation (“Intermountain”), headquartered in Las Vegas, Nevada. Intermountain was the parent company of Nevada First Bank. The merger was accomplished according to the Agreement and Plan of Merger (the “Intermountain Merger Agreement”), dated December 30, 2005. At the date of acquisition, Nevada First Bank became a wholly-owned subsidiary of the Company, and on April 29, 2006, Nevada First Bank was merged into BankWest of Nevada. The merger closed on March 31, 2006, and Intermountain’s results for the three months ended March 31, 2006 were not included with the Company’s results of operations.
As provided by the Intermountain Merger Agreement and based on valuation amounts determined as of the merger date, approximately 1.486 million shares of Intermountain common stock were exchanged for $6.85 million in cash and 3.39 million shares of the Company’s common stock at a calculated exchange ratio of 2.44. The exchange of shares represented approximately 13% of the Company’s outstanding common stock as of the merger date.
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

The merger was accounted for under the purchase method of accounting. Accordingly, the results of operations of Intermountain since the date of acquisition are included in the consolidated financial statements. The purchase price was allocated to the assets acquired and the liabilities assumed based on their estimated fair values at the merger date. None of the goodwill is expected to be deductible for tax purposes. All of the goodwill is allocated to the “Nevada” operating segment. This is summarized below as of December 31, 2006:

Number of shares of Company stock issued for Intermountain stock	3,390,306
Price of the Company’s stock on the date of Intermountain Merger Agreement	$29.87
Total stock consideration		$101,268
Fair value of Intermountain’s stock options converted to Company stock options at merger date		3,406

Total common stock and replacement stock options issued		104,674
Cash consideration		6,847

Total stock and cash consideration		111,521
Acquisition costs:
Direct costs of acquisition		1,243

Total purchase price and acquisition costs		112,764
Less: fair value of Intermountain tangible net assets acquired		(27,438)
Less: estimated value of core deposit intangible (estimated life is 12 years)		(9,166)

Estimated goodwill arising from transaction		$76,160

Bank of Nevada Acquisition
Effective April 29, 2006, the Company acquired 100% of the outstanding common stock of Bank of Nevada, headquartered in Las Vegas, Nevada. The merger was accomplished according to the Agreement and Plan of Merger (the “Bank of Nevada Merger Agreement”), dated January 16, 2006. At the date of acquisition, Bank of Nevada was merged into BankWest of Nevada (whose name was subsequently changed to Bank of Nevada). The merger closed on April 29, 2006, and Bank of Nevada’s results for the four months ended April 30, 2006 were not included with the Company’s results of operations.
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

Pre-tax amortization of core deposit intangible assets acquired in the Intermountain and Bank of Nevada mergers is expected to be $2,634 for each of the years in the five year period ending December 31, 2012. All of the goodwill is allocated to the “Nevada” operating segment. During the year ended December 31, 2008, $59.6 million of this goodwill was impaired for Bank of Nevada. See Note 8 for further discussion of goodwill impairment.
Note 4. Restrictions on Cash and Due from Banks
The Company is required to maintain balances in cash or on deposit with the FRB. The total of those reserve balances was approximately $35.0 million and $15.2 million as of December 31, 2008 and 2007, respectively.
Note 5. Securities
Carrying amounts and fair values of investment securities at December 31, 2008 and 2007 are summarized as follows:

	2008
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
Securities held to maturity	Cost	Gains	(Losses)	Value

Debt obligations and structured securities	$1,219	$-	$-	$1,219
Municipal obligations	5,559	104	-	5,663
Other	1,500	-	-	1,500

	$8,278	$104	$-	$8,382

Securities available for sale
U.S. Treasury Securities	$8,102	$68	$-	$8,170
Municipal obligations	13,183	167	(56)	13,294
Direct obligation and GSE mortgage-backed securities	338,697	5,124	(935)	342,886
Private label mortgage-backed securities	21,197	-	(5,474)	15,723
Adjustable-rate preferred stock	52,001	850	(25,129)	27,722
Debt obligations and structured securities	32,250	2	(15,951)	16,301
Other	13,924	1	(159)	13,766

	$479,354	$6,212	$(47,704)	$437,862

Securities measured at fair value
U.S. Government-sponsored agency securities				$2,511
Municipal obligations				103
Direct obligation and GSE mortgage-backed securities				93,918
Private label mortgage-backed securities				22,705

				$119,237

	2007
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
Securities held to maturity	Cost	Gains	(Losses)	Value

Municipal obligations	$7,906	$124	$-	$8,030
Other	1,500	-	-	1,500

	$9,406	$124	$-	$9,530

Securities available for sale
U.S. Government-sponsored agency securities	$14,971	$128	$(20)	$15,079
Municipal obligations	14,143	88	(36)	14,195
Mortgage-backed securities	273,368	2,429	(1,507)	274,290
Adjustable-rate preferred stock	51,506	-	(21,796)	29,710
Debt obligations and structured securities	162,855	-	(23,515)	139,340
Other	13,890	-	(150)	13,740

	$530,733	$2,645	$(47,024)	$486,354

Securities measured at fair value
U.S. Government-sponsored agency securities				$9,049
Municipal obligations				110
Mortgage-backed securities				228,494
Debt obligations and structured securities				2,787

				$240,440

As of May 31, 2008, the Company transferred its trust preferred CDO portfolio from available-for-sale to held-to-maturity. The par value and fair value of these securities at the date of transfer were $121.3 million and $85.7 million, respectively. The par value and fair value of these securities at December 31, 2008 were $121.3 million and $1.2 million, respectively. There were no unrealized losses on the CDO securities transferred to held-to-maturity for the year ended December 31, 2008, as all CDO losses were considered realized under the other-than-temporary impairment consideration rules of SFAS No. 115.
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
For debt securities and for perpetual preferred securities that are treated as debt securities for the purpose of other-than-temporary analysis, the Company also considers the cause of the price decline (general level of interest rates and industry and issuer-specific factors), the issuer’s financial condition, near-term prospects and current ability to make future payments in a timely manner, the issuer’s ability to service debt, and any change in agencies’ ratings at evaluation date from acquisition date and any likely imminent action. For perpetual preferred securities with a fair value below cost that is not attributable to the credit deterioration of the issuer, such as a decline in cash flows from the security or a downgrade in the security’s rating below investment grade, the Company may avoid recognizing an other-than-temporary impairment charge by asserting that it has the intent and ability to continue holding the securities for a sufficient period to allow for an anticipated recovery in market value. This assessment may include the intent and ability to hold the securities indefinitely.

Gross unrealized losses at December 31, 2008 are primarily caused by interest rate changes, credit spread widening and reduced liquidity in applicable markets. The Company has reviewed securities on which there is an unrealized loss in accordance with its accounting policy for other-than-temporary impairment described above and recorded impairment charges totaling $156.8 million and $2.9 million for the twelve months ended December 31, 2008 and 2007, respectively. For 2008, this includes a $127.2 million impairment charge related to unrealized losses in the Company’s CDO portfolio, $22.1 million related to impairment losses in the Company’s ARPS, $2.2 million related to impairment losses in the Company’s collateralized mortgage obligations (“CMO”) portfolio and $5.3 million related to impairment losses of two auction-rate leveraged securities.
At December 31, 2008, the Company was holding ARPS of six issuers with an aggregate fair value of $27.7 million and an aggregate unrealized loss of $25.1 million. These securities are classified as available-for-sale. All of these securities remain investment grade (i.e. are rated BBB or higher) and continue to pay dividends. Since there has been no evidence of deterioration in the credit of the issuers, the Company is analyzing these securities using an impairment model similar to a debt security. Based on the results of this impairment model, two investment grade ARPS were other-than-temporarily impaired as of December 31, 2008. Impairment charges on these two securities were $9.2 million of the total $22.1 million ARPS impairment charges incurred during 2008.
The Company does not consider any other securities to be other-than-temporarily impaired as of December 31, 2008. However, without recovery in the near term such that liquidity returns to the applicable markets and spreads return to levels that reflect underlying credit characteristics, additional other-than-temporary impairments may occur in future periods. At December 31, 2008, the Company had the ability and intent to hold all securities with significant unrealized losses in the available-for-sale portfolio.
Information pertaining to securities with gross unrealized losses at December 31, 2008 and 2007, aggregated by investment category and length of time that individual securities have been in a continuous loss position follows:

	2008
	Less Than Twelve Months		Over Twelve Months
	Gross		Gross
	Unrealized	Fair	Unrealized	Fair
Securities available for sale	Losses	Value	Losses	Value

Municipal obligations	$55	$2,151	$1	$292
Direct obligation and GSE mortgage-backed securities	515	36,302	420	33,889
Private label mortgage-backed securities	2,695	3,047	2,779	10,404
Adjustable-rate preferred stock	5,255	6,770	19,874	10,023
Debt obligations and structured securities	1,125	888	14,826	15,300
Other	-	-	159	12,591

	$9,645	$49,158	$38,059	$82,499

	2007
	Less Than Twelve Months		Over Twelve Months
	Gross		Gross
	Unrealized	Fair	Unrealized	Fair
Securities available for sale	Losses	Value	Losses	Value

U.S. Government-sponsored agency securities	$20	$2,479	$-	$-
Municipal obligations	19	4,622	17	693
Mortgage-backed securities	396	48,786	1,111	57,996
Adjustable rate preferred stock	21,796	29,710	-	-
Debt obligations and structured securities	20,538	124,021	2,977	15,319
Other	150	13,740	-	-

	$42,919	$223,358	$4,105	$74,008

At December 31, 2008 and 2007, 36 and 51 debt securities (excluding adjustable rate preferred stock, debt obligations and other structured securities), respectively, have unrealized losses with aggregate depreciation of approximately 1.7% and 1.3%, respectively, from the Company’s amortized cost basis. These unrealized losses relate primarily to fluctuations in the current interest rate environment. In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and industry analysis reports. Since material downgrades have not occurred and management has the ability and intent to hold debt securities for the foreseeable future, none of the securities described in the above table or in this paragraph were deemed to be other than temporarily impaired.

At December 31, 2008 and 2007, 2 and 34 debt obligations and structured securities, respectively, have unrealized losses with aggregate depreciation of approximately 49.6% and 14.4%, respectively, from the Company’s amortized cost basis. These unrealized losses relate primarily to fluctuations in the current interest rate environment, and specifically to the widening of credit spreads on virtually all corporate and structured debt which began in the third quarter of 2007. All of these securities remained investment grade. Because the Company has the ability and intent to hold the investments until a recovery of fair value, which may be maturity, it does not consider this investment to be other than temporarily impaired.
At December 31, 2008 and 2007, 5 and 19 investments in adjustable rate preferred stock, respectively, have unrealized losses with aggregate depreciation of 58.4% and 42.3%, respectively, from the Company’s amortized cost basis. This depreciation began in the third quarter of 2007. The decline in fair value is due to macroeconomic conditions arising from uncertainty in the debt markets and management expects that the securities will recover as credit markets stabilize. All of these securities remained investment grade as of December 31, 2008. Finally, the Company has the intent and ability to hold the securities until recovery. Based upon this analysis, management has concluded that at this time the declines in fair value are not other-than-temporary.
The amortized cost and fair value of securities as of December 31, 2008, by contractual maturities, are shown below. The actual maturities of the mortgage-backed securities may differ from their contractual maturities because the loans underlying the securities may be repaid without any penalties. Therefore, these securities are listed separately in the maturity summary. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Fair
	Cost	Value

Securities held to maturity
Due in one year or less	$-	$-
Due after one year through five years	2,024	2,061
Due after five years through ten years	2,535	2,598
Due after ten years	2,219	2,223
Other	1,500	1,500

	$8,278	$8,382

Securities available for sale
Due in one year or less	$8,795	$8,871
Due after one year through five years	32,116	21,712
Due after five years through ten years	4,215	4,263
Due after ten years	60,410	30,641
Mortgage backed securities	359,894	358,609
Other	13,924	13,766

	$479,354	$437,862

Gross gains and losses from sales of investment securities available for sale of $138 and $0 in 2008, $554 and $120 in 2007, and $0 and $4,436 in 2006, respectively, were recognized on the sale of securities.
The following table summarizes the Company’s investment ratings position as of December 31, 2008.

Ratings Breakdown
As of December 31, 2008

	Securities ratings profile
					Noninvestment-
	Investment- grade (1)				grade
(in thousands)	AAA	AA+ to AA-	A+ to A-	BBB+ to BBB-	BB+ and below	Total (2)

Municipal obligations	$7,555	$3,294	$7,014	$1,093	$-	$18,956
Direct obligation and GSE mortgage-backed securities	436,804	-	-	-	-	436,804
Private label mortgage-backed securities	29,104	-	4,005	3,047	2,272	38,428
Adjustable-rate preferred stock	-	-	12,040	15,630	52	27,722
Debt obligations and structured securities	-	-	16,189	1,219	112	17,520

Total	$473,463	$3,294	$39,248	$20,989	$2,436	$539,430

(1)	The Company used the average credit rating of the combination of S&P, Moody’s and Fitch where ratings differed in the above table.

(2)
Securities values are shown at carrying value as of December 31, 2008. Unrated securities not included in this ratings analysis consist of CRA investments with a carrying value of $13.8 million, U.S. Treasury securities of $8.2 million, U.S. government-sponsored agency securities of $2.5 million and an other investment of $1.5 million.

Securities with carrying amounts of approximately $527.0 million and $521.9 million at December 31, 2008 and 2007, respectively, were pledged for various purposes as required or permitted by law.

Note 6. Loans
The components of the Company’s loan portfolio as of December 31 are as follows:

	2008	2007

Construction and land development	$820,874	$806,110
Commercial real estate	1,763,392	1,514,533
Residential real estate	589,196	492,551
Commercial and industrial	860,280	784,378
Consumer	71,148	43,517
Less: net deferred loan fees	(9,179)	(8,080)

	4,095,711	3,633,009

Less:
Allowance for loan losses	(74,827)	(49,305)

	$4,020,884	$3,583,704

Information about impaired and nonaccrual loans as of and for the years ended December 31 is as follows:

	2008	2007

Impaired loans with a specific valuation allowance under SFAS No. 114	$71,540	$26,971

Impaired loans without a specific valuation allowance under SFAS No. 114	106,863	4,361

Total impaired loans, excluding restructured loans	$178,403	$31,332

Related allowance for loan losses on impaired loans	$14,072	$6,597

Total nonaccrual loans	$58,302	$17,873

Loans past due 90 days or more and still accruing	$11,515	$779

	2008	2007	2006

Average balance during the year on impaired loans	$192,561	$13,425	$2,294

Interest income recognized on impaired loans	$10,504	$30	$120

Interest income recognized on a cash basis	$9,046	$30	$120

The Company is not committed to lend significant additional funds on these impaired loans.
For nonperforming loans and leases, cash receipts are applied entirely against principal until the loan or lease has been collected in full, after which time any additional cash receipts are recognized as interest income. When, in management’s judgment, the borrower’s ability to make required interest and principal payments resumes and collectibility is no longer in doubt, the loan or lease is returned to accrual status. When interest accruals are suspended, accrued interest income is reversed with current year accruals charged to earnings and prior year amounts generally charged-off as a credit loss.

The Company has experienced declines in the current valuations for real estate collateral supporting portions of its loan portfolio throughout the calendar year 2008, as reflected in recently received appraisals. Currently, $88.3 million or approximately 49.5% of impaired loans have recent appraisals (i.e. appraisal as of a date within 90 days of the balance sheet date). Another $52.6 million or approximately 29.5% of impaired loans have appraisals within the past six months. The Company has discounted appraised values whenever the appraisal is older than 90 days as of the balance sheet date. The average discount for aged appraisals is approximately 3.9%. If real estate values continue to decline and as updated appraisals are received, the Company may have to increase its allowance for loan losses significantly.
As of December 31, 2008, $106.9 million of impaired loans does not have any specific valuation allowance under SFAS No. 114. Pursuant to SFAS No. 114, a loan is impaired when both the contractual interest payments and the contractual principal payments of a loan are not expected to be collected as scheduled in the loan agreement. The $106.9 million of impaired loans without a specific valuation allowance as of December 31, 2008 are generally impaired due to delays or anticipated delays in receiving payments pursuant to the contractual terms of the loan agreements.
Changes in the allowance for loan losses for the years ended December 31 are as follows:

	2008	2007	2006

Balance, beginning	$49,305	$33,551	$21,192
Acquisitions	-	3,419	8,768
Provision charged to operating expense	68,189	20,259	4,660
Recoveries of amounts charged off	648	262	436
Less amounts charged off	(43,315)	(8,186)	(1,505)

Balance, ending	$74,827	$49,305	$33,551

Note 7. Premises and Equipment
The major classes of premises and equipment and the total accumulated depreciation and amortization as of December 31 are as follows:

	2008	2007

Land	$35,642	$36,513
Bank premises	71,079	73,867
Equipment and furniture	62,060	52,828
Leasehold improvements	13,699	10,304
Construction in progress	3,070	2,643

	185,550	176,155
Less: accumulated depreciation and amortization	(44,640)	(32,734)

Net premises and equipment	$140,910	$143,421

Our remaining commitment related to our construction in progress at December 31, 2008 is $18 thousand.
Note 8. Goodwill and Other Intangible Assets
The Company’s annual goodwill impairment testing date is October 1. However, as a result of the current market volatility and changes in the financial services market environment, as evidenced by the decline in the Company’s stock price from $18.77 at December 31, 2007 to $13.00 at August 31, 2008, the Company determined it was necessary to perform an interim goodwill impairment test as of August 31, 2008. As a result of the August 31, 2008 analysis, the Company determined that the goodwill assigned to the First Independent reporting unit of $79.2 million was entirely impaired, but that the goodwill assigned to the Bank of Nevada reporting unit was not impaired.
The Company again evaluated its reporting units for goodwill impairment on the annual impairment testing date, October 1, when the stock price had increased to $15.24. The Company determined on that date that there was no further impairment.

The Company’s stock price declined further during the fourth quarter of 2008 from $15.24 at October 1 to $10.09 at December 31, 2008. As a result of the further decline in the stock price, the Company determined that it was necessary to perform another interim test for goodwill impairment as of December 31, 2008. The Company used the stock price as of December 31 to determine the fair value of the entity taken as a whole, and reconciled the estimated fair values of its reporting units to the total market capitalization, including a control premium. As a result of the December 31 goodwill impairment test, the Company estimated that the Bank of Nevada reporting unit was impaired by $59.6 million.
Since December 31, 2008 the Company stock price has declined further. As a result of the decline, it is possible that the Company will have additional goodwill impairment charges in 2009.
The following table presents the changes in goodwill for the year ended December 31, 2008 (in thousands):

Year Ended
December 31, 2008
Balance, December 31, 2007	$217,810
Goodwill impairment charges	(138,844)

Balance, December 31, 2008	$78,966

Intangible Assets
The following is a summary of acquired intangible assets as of December 31, 2008

	Gross Carrying	Accumulated	Net Carrying
Subject to amortization:	Amount	Amortization	Amount

Core deposit intangibles	$24,579	$6,153	$18,426
Other	3,779	1,171	2,608

	$28,358	$7,324	$21,034

Amortization expense recognized on all amortizable intangibles totaled $3.6 million, $1.5 million and $0.6 million for the years ended December 31, 2008, 2007 and 2006, respectively.
Estimated aggregate amortization expense for each of the next five years is as follows:

Year ending December 31:
2009	$3,781
2010	3,685
2011	3,627
2012	3,276
2013	2,262

Note 9. Income Tax Matters
The cumulative tax effects of the primary temporary differences as of December 31 are shown in the following table:

	2008	2007

Deferred tax assets:
Allowance for loan losses	$27,800	$17,800
Unrealized loss on available for sale securities	13,700	16,200
Stock based compensation	4,600	2,000
Securities impairment losses	8,100	-
Deferred compensation	200	200
Organizational costs	200	300
Unrealized losses on financial instruments measured at fair value	-	4,300
Net operating loss carryforward	2,200	-
Other	1,700	700

Total gross deferred tax assets	58,500	41,500
Deferred tax asset valuation allowance	(3,400)	-

Total deferred tax assets	55,100	41,500
Deferred tax liabilities:
Core deposit intangible	(6,400)	(7,600)
Premises and equipment	(5,700)	(3,600)
Deferred loan costs	(2,300)	(2,400)
FHLB dividend	(1,900)	(1,200)
Unrealized gains on financial instruments measured at fair value	(3,600)	-
Other	(800)	(800)

Total deferred tax liabilities	(20,700)	(15,600)

Net deferred tax asset	$34,400	$25,900

As of December 31, 2008, a valuation allowance has been established in the amount of $3.4 million for certain deferred tax assets related to capital losses caused by the other-than-temporarily impairment of investments.
Although realization is not assured, the Company believes that the realization of the recognized net deferred tax asset of $34.4 million is more likely than not based on expectations as to future federal taxable income.
Our income tax receivable of $48.4 million represents the estimated amount currently due to the Company from the federal government. In consideration of the net operating loss carryback availability from prior years, the Company believes that this income tax receivable will be realized in 2009.
The provision for income taxes charged to operations consists of the following for the years ended December 31:

	2008	2007	2006

Current	$(43,166)	$19,732	$18,619
Deferred	(11,000)	(4,219)	2,968

Total provision for income taxes	$(54,166)	$15,513	$21,587

The reasons for the differences between the statutory federal income tax rate and the effective tax rates are summarized as follows:

	2008	2007	2006

Computed “expected” tax expense (benefit)	$(101,719)	$16,974	$21,517
Increase (decrease) resulting from:
State income taxes, net of federal benefits	(4,001)	632	955
Dividends received deductions	(752)	(627)	(50)
Bank-owned life insurance	(924)	(1,317)	(924)
Tax-exempt income	(444)	(330)	(183)
Nondeductible expenses	299	246	203
Nondeductible goodwill impairment	48,596	-	-
Deferred tax asset valuation allowance	3,400	-	-
Other, net	1,379	(65)	69

	$(54,166)	$15,513	$21,587

The Company files income tax returns in the U.S. federal jurisdiction and in various states. The Company is no longer subject to U.S. federal, state or local tax examinations by tax authorities for years before 2003. The Company has not undergone any recent examinations by the Internal Revenue Service.
The Company adopted the provisions of FIN 48, Accounting for Uncertainty in Income Taxes, on January 1, 2007. Management believes that the Company has appropriate support for the income tax positions taken and to be taken on its tax returns and that its accruals for tax liabilities are adequate for all open years on an assessment of many factors including past experience and interpretations of tax law applied to the facts of each matter.
The Company would recognize interest accrued related to unrecognized tax benefits in tax expense. The Company has not recognized or accrued any interest or penalties for the periods ended December 31, 2008, 2007 or 2006, respectively.
Note 10. Deposits
At December 31, 2008, the scheduled maturities of all time deposits are as follows:

2009	$975,076
2010	60,389
2011	765
2012	263
2013	114
Thereafter	3

$1,036,610

As of December 31, 2008 and 2007, approximately $85.1 million and $144.3 million, respectively, of the Company’s noninterest bearing demand deposits consisted of demand accounts maintained by title insurance companies. The Company provides an analysis earnings credit for certain title company depositors, which credit is calculated by applying a variable crediting rate to such customers’ average monthly deposit balances, less any internal charges incurred, which are comprised of common deposit service charges. The Company then purchases external services on behalf of these customers or grant below-market rate loans based on the amount of the earnings credit. These external services, which are commonly offered in the banking industry, include courier, bookkeeping and data processing services. The expense of these external services combined with the cost of the below-market rate loans totaled $1.2 million, $3.5 million and $4.3 million for the years ended December 31, 2008, 2007 and 2006, respectively, and is included in customer service expense in the accompanying statements of income.
As of December 31, 2008, the Company had $60.0 million of wholesale brokered deposits outstanding. Brokered deposits are generally considered to be deposits that have been received by the Company from a registered broker that is acting on behalf of that broker’s customer. Often, a broker will direct a customer’s deposits to the banking institution offering the highest interest rate available. Federal banking law and regulation places restrictions on depository institutions regarding brokered deposits because of the general concern that these deposits are at a greater risk of being withdrawn and placed on deposit at another institution offering a higher interest rate, thus posing liquidity risk for institutions that gather brokered deposits in significant amounts. The Company does not anticipate using brokered deposits as a significant liquidity source in the near future.
Note 11. Borrowed Funds
The Company has lines of credit available from the FHLB and FRB. Borrowing capacity is determined based on collateral pledged, generally consisting of securities and loans, at the time of the borrowing. The Company also has borrowings from other sources pledged by securities. A summary of the Company’s borrowings as of December 31, 2008 and 2007 follows:

	2008	2007

Short Term
FHLB and FRB Advances (weighted average rate in 2008: 0.21% and 2007: 3.30%)	$563,300	$447,600
Other short term debt (weighted average rate in 2008: 4.21% and 2007: 4.83%)	22,820	41,730

	$586,120	$489,330

Long Term
FHLB Advances (weighted average rate in 2008: 4.77% and 2007: 4.63%)	$41,515	$45,768
Other long term debt (weighted average rate in 8.79%)	9,483	9,601

	$50,998	$55,369

Long term FHLB advances and other borrowings mature as follows:

Year ending December 31:
2009	$131
2010	40,867
2011	-
2012	10,000
2013	-
Thereafter	-

$50,998

On December 30, 2005, the Company purchased the corporate headquarters of Bank of Nevada. The location was previously leased by the Company. In connection with this purchase, the Company assumed a note on the building. The note amount at December 31, 2008 is $9.5 million, has a fixed interest rate of 8.79%, and matures in 2010. The note is collateralized by the purchased building.
The Banks have entered into agreements with other financial institutions under which they can borrow up to $138.5 million on an unsecured basis. The lending institutions will determine the interest rate charged on borrowings at the time of the borrowing.
As of December 31, 2008, the Company had additional available credit with the FHLB and FRB of approximately $484.0 million and $277.0 million, respectively.
Note 12. Junior Subordinated and Subordinated Debt
The Company has formed or acquired through mergers seven statutory business trusts which exist for the exclusive purpose of issuing Cumulative Trust Preferred Securities. All of the funds raised from the issuance of these securities were passed to the Company and are reflected in the accompanying balance sheet as junior subordinated debt in the amount of $43.0 million. The junior subordinated debt has contractual balances and maturity dates as follows:

Name of Trust	Maturity	2008	2007

BankWest Nevada Capital Trust II	2033	15,464	15,464
Intermountain First Statutory Trust I	2034	10,310	10,310
WAL Trust No. 1	2036	20,619	20,619
First Independent Capital Trust I	2034	7,217	7,217
WAL Statutory Trust No. 2	2037	5,155	5,155
WAL Statutory Trust No. 3	2037	7,732	7,732

		$66,497	$66,497

Unrealized gains on trust preferred securities measured at fair value, net		(23,459)	(4,257)

		$43,038	$62,240

The weighted average contractual rate of the junior subordinated debt was 5.12% as of December 31, 2008.
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
The subordinated debt has maturity dates as follows:

Borrower	Maturity	2008	2007
Bank of Nevada	2016	$40,000	$40,000
Bank of Nevada	2017	20,000	20,000

		$60,000	$60,000

The weighted average contractual rate of the subordinated debt was 2.76% as of December 31, 2008.
The interest rate on the subordinated debt increases by 3 percentage points upon occurrence of any event of default. In addition, in the event of any such default the holder has the right to accelerate the indebtedness, subject to FDIC approval.
Note 13. Commitments and Contingencies
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

	2008	2007

Commitments to extend credit, including unsecured loan commitments of $139,971 in 2008 and $230,677 in 2007	$955,181	$1,193,522
Credit card commitments and guarantees	214,681	26,507
Standby letters of credit, including unsecured letters of credit of $7,642 in 2007 and $14,543 in 2007	44,858	80,790

	$1,214,720	$1,300,819

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
The Company guarantees certain customer credit card balances held by an unrelated third party. These unsecured guarantees act to streamline the credit underwriting process and are issued as a service to certain customers who wish to obtain a credit card from the third party vendor. The guarantee is offered to those customers who, based solely upon management’s evaluation, maintain a relationship with the Company that justifies the inherent risk. All such guarantees exist for the life of each respective credit card relationship. The Company would be required to perform under the guarantee upon a customer’s default on the credit card relationship with the third party. Historical losses under this program have been nominal. Upon entering into a credit card guarantee, the Company records the related liability at fair value pursuant to FASB Interpretation No. 45 (“FIN No. 45”), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. Thereafter, the related liability is evaluated pursuant to SFAS No. 5, Accounting for Contingencies (“SFAS No. 5”). The balances of guaranteed credit cards held by an unrelated third party totaled $3.3 million at December 31, 2008. The total credit card balances outstanding at December 31, 2008 and 2007 were $33.9 million and $5.6 million, respectively, as PartnersFirst grew its customer base.
Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Collateral held varies as specified above and is required as the Company deems necessary. Essentially all letters of credit issued have expiration dates within one year. Upon entering into a letter of credit, the Company records the related liability at fair value pursuant to FIN No. 45. Thereafter, the related liability is evaluated pursuant to SFAS No. 5.
The total liability for financial instruments with off-balance sheet risk was $0.3 million as of December 31, 2008 and 2007.

Lease commitments
The Company leases certain premises and equipment under non-cancelable operating leases expiring through 2015. The following is a schedule of future minimum rental payments under these leases at December 31, 2008:

Year ending December 31:
2009	$4,573
2010	4,742
2011	4,736
2012	4,085
2013	3,283
Thereafter	6,122

$27,541

Rent expense of $4.8 million, $4.7 million and $3.5 million is included in occupancy expenses for the years ended December 31, 2008, 2007 and 2006, respectively.
Concentrations
The Company grants commercial, construction, real estate and consumer loans to customers through branch offices located in the Company’s primary markets. The Company’s business is concentrated in these areas and the loan portfolio includes significant credit exposure to the commercial real estate industry of these areas. As of December 31, 2008 and 2007, commercial real estate related loans accounted for approximately 63% and 64% of total loans, respectively, and approximately 15% and 13% of commercial real estate loans, respectively, are secured by undeveloped land. Substantially all of these loans are secured by first liens with an initial loan to value ratio of generally not more than 80%. Approximately 48% and 51% of these real estate loans were owner occupied as of December 31, 2008 and 2007, respectively. In addition, approximately 5% and 6% of total loans are unsecured as of December 31, 2008 and 2007, respectively. Approximately 27% and 26% of our residential real estate loan portfolio is comprised of interest only loans as of December 31, 2008 and 2007 respectively. These loans had an average loan-to-value of less than 60% and 63% as of December 31, 2008 and 2007 respectively.
The loans are expected to be repaid from cash flows or proceeds from the sale of selected assets of the borrowers. The Company’s policy for requiring collateral is to obtain collateral whenever it is available or desirable, depending upon the degree of risk the Company is willing to take.
Note 14. Stock Options, Stock Warrants and Restricted Stock Awards
The 2005 Stock Incentive Plan (the “Incentive Plan”), as amended, gives the Board of Directors the authority to grant up to 4.5 million stock awards consisting of unrestricted stock, stock units, dividend equivalent rights, stock options (incentive and non-qualified), stock appreciation rights, restricted stock, and performance and annual incentive awards. Stock awards available for grant at December 31, 2008 are 0.9 million.
The Incentive Plan contains certain individual limits on the maximum amount that can be paid in cash under the Incentive Plan and on the maximum number of shares of common stock that may be issued pursuant to the Incentive Plan in a calendar year. The maximum number of shares subject to options or stock appreciation rights that can be issued under the Incentive Plan to any person is 150,000 shares in any calendar year. The maximum number of shares that can be issued under the Incentive Plan to any person, other than pursuant to an option or stock appreciation right, is 150,000 in any calendar year. The maximum amount that may be earned as an annual incentive award or other cash award in any fiscal year by any one person is $5.0 million and the maximum amount that may be earned as a performance award or other cash award by any one person is $15.0 million.
The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model that uses the assumptions noted in the following table. The expected volatility is based on the historical volatility of the stock of similar companies that have traded at least as long as the expected life of the Company’s options. Except for replacement options, the Company estimates the life of the options by calculating the average of the vesting period and the contractual life. The expected life of replacement options was estimated based on management’s judgment. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of the grant. The dividends rate assumption of zero is based on management’s intention not to pay dividends for the foreseeable future. A summary of the assumptions used in calculating the fair value of option awards during the years ended December 31, 2008 and 2007 are as follows:

	Year ended		Year ended
	December 31,	Replacement	December 31,
	2008	Options - 2007	2007

Expected life in years	5	2	5
Risk-free interest rate	3.5%	4.5%	4.7%
Dividends rate	None	None	None
Fair value per optional share	$5.07	$25.92	$11.43
Volatility	30%	18%	28%
Stock options granted in 2008 generally have a vesting period of 4 years and a contractual life of 7 years. Restricted stock awards granted in 2008 generally have a vesting period of 3 years. The Company recognizes compensation cost for options with a graded vesting on a straight-line basis over the requisite service period for the entire award.
A summary of option activity under the Incentive Plan as of December 31, 2008 and changes during the year then ended is presented below:

		Weighted	Weighted	Aggregate
		Average	Average	Intrinsic
	Shares	Exercise	Remaining	Value
	(in thousands)	Price	Contractual Term	(in thousands)

Outstanding options, beginning of period	2,292	$15.42
Granted	424	15.90
Exercised	(183)	7.55
Forfeited or expired	(30)	16.20

Outstanding options, end of period	2,503	$16.05	4.9	$2,758

Options exercisable, end of period	1,591	$12.84	4.5	$2,758

A summary of the status of the Company’s non-vested shares of restricted stock as of December 31, 2008 and changes during the year then ended is presented below:

		Weighted
	Shares	Average Grant
Nonvested Restricted Stock	(in thousands)	Date Fair Value

Nonvested at January 1, 2008	669	$28.26
Granted	109	13.62
Vested	(98)	31.59
Forfeited	(53)	27.95

Nonvested at December 31, 2008	627	$25.22

As of December 31, 2008, there was $12.0 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Incentive Plan. That cost is expected to be recognized over a weighted average period of 1.8 years. The total intrinsic value of options exercised during the years ended December 31, 2008 and 2007 were $1.4 million and $9.6 million, respectively. The total fair value of restricted stock that vested during the years ended December 31, 2008 and 2007 was $1.2 million and $0.6 million, respectively.
At December 31, 2008, there were 1,398 warrants outstanding with a weighted average exercise price of $10.15. These warrants are immediately exercisable and expire December 2012.

Details of the warrants issued to the federal government as part of the Capital Purchase Program preferred stock offering are contained in
Note 1.
As discussed elsewhere in this Form 10-K, as a result of new restrictions under ARRA, the Company is in the process of examining its practices with respect to granting options and shares of restricted stock and it cannot predict the effect, if any, such restrictions will have its compensation practices.
Note 15. Regulatory Capital
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
Quantitative measures established by regulation to ensure capital adequacy require the Company and the Banks to maintain minimum amounts and ratios (set forth in the following table) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 2008, that the Company and the Banks meet all capital adequacy requirements to which they are subject.
As of December 31, 2008, the most recent notification from federal banking agencies categorized the Company, Bank of Nevada, Alliance Bank of Arizona, Torrey Pines Bank, Alta Alliance Bank and First Independent Bank of Nevada as well-capitalized, as defined by the banking agencies. To be categorized as well-capitalized, the Banks must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the table below.

The actual capital amounts and ratios for the Banks and Company as of December 31 are presented in the following table:

			For Capital		To Be
	Actual		Adequacy Purposes		Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of December 31, 2008:
Total Capital (to Risk Weighted Assets)
Bank of Nevada	$297,606	11.4%	$209,476	8.0%	$261,845	10.0%
Alliance Bank of Arizona	90,635	11.8%	61,285	8.0%	76,606	10.0%
Torrey Pines Bank	87,355	10.8%	64,796	8.0%	80,996	10.0%
Alta Alliance Bank	17,526	14.9%	9,417	8.0%	11,771	10.0%
First Independent Bank	62,466	15.2%	32,820	8.0%	41,025	10.0%
Company	581,085	12.3%	376,418	8.0%	470,523	10.0%
Tier I Capital (to Risk Weighted Assets)
Bank of Nevada	204,727	7.8%	104,738	4.0%	157,107	6.0%
Alliance Bank of Arizona	63,018	8.2%	30,642	4.0%	45,964	6.0%
Torrey Pines Bank	57,210	7.1%	32,398	4.0%	48,597	6.0%
Alta Alliance Bank	16,291	13.8%	4,708	4.0%	7,063	6.0%
First Independent Bank	52,328	12.8%	16,410	4.0%	24,615	6.0%
Company	462,068	9.8%	188,209	4.0%	282,314	6.0%
Tier I Capital (to Average Assets)
Bank of Nevada	204,727	6.8%	120,615	4.0%	150,768	5.0%
Alliance Bank of Arizona	63,018	7.3%	34,490	4.0%	43,112	5.0%
Torrey Pines Bank	57,210	6.9%	33,317	4.0%	41,647	5.0%
Alta Alliance Bank	16,291	12.1%	5,384	4.0%	6,730	5.0%
First Independent Bank	52,328	10.9%	19,224	4.0%	24,030	5.0%
Company	462,068	8.9%	206,571	4.0%	258,214	5.0%

As of December 31, 2007:
Total Capital (to Risk Weighted Assets)
Bank of Nevada	$297,613	11.0%	$215,760	8.0%	$269,700	10.0%
Alliance Bank of Arizona	81,781	10.8%	60,674	8.0%	75,842	10.0%
Torrey Pines Bank	71,695	11.0%	52,257	8.0%	65,321	10.0%
Alta Alliance Bank	22,984	36.5%	5,037	8.0%	6,296	10.0%
First Independent Bank	47,066	12.1%	31,168	8.0%	38,960	10.0%
Company	466,138	10.3%	361,059	8.0%	451,324	10.0%
Tier I Capital (to Risk Weighted Assets)
Bank of Nevada	204,387	7.6%	107,880	4.0%	161,820	6.0%
Alliance Bank of Arizona	56,960	7.5%	30,337	4.0%	45,505	6.0%
Torrey Pines Bank	46,513	7.1%	26,128	4.0%	39,192	6.0%
Alta Alliance Bank	22,607	35.9%	2,518	4.0%	3,778	6.0%
First Independent Bank	38,071	9.8%	15,584	4.0%	23,376	6.0%
Company	356,536	7.9%	180,530	4.0%	270,795	6.0%
Tier I Capital (to Average Assets)
Bank of Nevada	204,387	6.9%	117,937	4.0%	147,422	5.0%
Alliance Bank of Arizona	56,960	7.0%	32,634	4.0%	40,793	5.0%
Torrey Pines Bank	46,513	6.5%	28,553	4.0%	35,692	5.0%
Alta Alliance Bank	22,607	25.1%	3,598	4.0%	4,498	5.0%
First Independent Bank	38,071	7.8%	19,429	4.0%	24,286	5.0%
Company	356,536	7.4%	192,716	4.0%	240,895	5.0%

Additionally, State of Nevada banking regulations restrict distribution of the net assets of Bank of Nevada and First Independent Bank of Nevada because such regulations require the sum of each bank’s stockholders’ equity and reserve for loan losses to be at least 6% of the average of each bank’s total daily deposit liabilities for the preceding 60 days. As a result of these regulations, approximately $107.7 and $121.2 million of Bank of Nevada’s stockholders’ equity was restricted at December 31, 2008 and 2007, respectively. Approximately $24.0 and $25.9 million of First Independent’s stockholders’ equity was restricted at December 31, 2008 and 2007, respectively.
Alta Alliance Bank has agreed with the Federal Reserve to maintain a total Tier I capital to average assets ratio of at least 9% for its first three years of existence.
The States of Nevada and Arizona require that trust companies maintain capital of at least $300 and $500, respectively. Premier Trust meets these capital requirements as of December 31, 2008 and 2007.
Note 16. Employee Benefit Plan
The Company has a qualified 401(k) employee benefit plan for all eligible employees. Participants are able to defer between 1% and 15% (up to a maximum of $15,500 for those under 50 years of age in 2008) of their annual compensation. The Company may elect to contribute a discretionary amount each year. The Company’s total contribution was $1.1 million, $1.2 million and $0.9 million for the years ended December 31, 2008, 2007 and 2006, respectively.
Note 17. Transactions with Related Parties
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

	2008	2007

Balance, beginning	$90,413	$63,131
New loans	48,733	77,368
Repayments	(51,205)	(50,086)

Balance, ending	$87,941	$90,413

None of these loans are past due, on nonaccrual or have been restructured to provide a reduction or deferral of interest or principal because of deterioration in the financial position of the borrower. There were no loans to a related party that were considered classified loans at December 31, 2008 or 2007.
Loan commitments outstanding with related parties total approximately $50.0 million and $52.5 million at December 31, 2008 and 2007, respectively.

Note 18. Fair Value of Financial Instruments
The estimated fair value of the Company’s financial instruments at December 31 is as follows:

	2008		2007
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

Financial assets:
Cash and due from banks	$136,791	$136,791	$104,650	$104,650
Federal funds sold	3,163	3,163	10,979	10,979
Securities held to maturity	8,278	8,382	9,406	9,530
Securities available for sale	437,862	437,862	486,354	486,354
Securities measured at fair value	119,237	119,237	240,440	240,440
Derivatives	1,963	1,963	2,101	2,101
Restricted stock	41,047	41,047	27,003	27,003
Loans, net	4,020,884	4,015,540	3,583,704	3,580,108
Accrued interest receivable	19,719	19,719	22,344	22,344

Financial liabilities:
Deposits	3,652,266	3,658,183	3,546,922	3,550,115
Accrued interest payable	4,294	4,294	5,585	5,585
Customer repurchases	321,004	321,004	275,016	275,016
Other borrowed funds	637,118	637,118	544,699	544,699
Junior subordinated debt	43,038	43,038	62,240	62,240
Subordinated debt	60,000	60,000	60,000	60,000
Derivatives	1,963	1,963	1,326	1,326
Interest rate risk
The Company assumes interest rate risk (the risk to the Company’s earnings and capital from changes in interest rate levels) as a result of its normal operations. As a result, the fair values of the Company’s financial instruments as well as its future net interest income, will change when interest rate levels change and that change may be either favorable or unfavorable to the Company.
Interest rate risk exposure is measured using interest rate sensitivity analysis to determine our change in net portfolio value and net interest income resulting from hypothetical changes in interest rates. If potential changes to net portfolio value and net interest income resulting from hypothetical interest rate changes are not within the limits established by the Board of Directors, the Board of Directors may direct management to adjust the asset and liability mix to bring interest rate risk within board-approved limits. As of December 31, 2008, the Company’s interest rate risk profile was within all Board-prescribed limits.
The Company manages its interest rate risk through its investment and repurchase activities. The Company seeks to maintain a modestly asset sensitive position (i.e., interest income in a rising rate environment would rise farther than the Company’s interest expense and conversely in a falling interest rate environment).
Fair value of commitments
The estimated fair value of the standby letters of credit at December 31, 2008 and 2007 is insignificant. Loan commitments on which the committed interest rate is less than the current market rate are also insignificant at December 31, 2008 and 2007.

Note 19. Parent Company Financial Information
Condensed Balance Sheets
December 31, 2008 and 2007

	2008	2007

ASSETS
Cash and cash equivalents	$57,916	$2,056
Securities available for sale	5,325	1,997
Investment in subsidiaries	478,788	580,522
Other assets	4,088	3,226

	$546,117	$587,801

LIABILITIES AND STOCKHOLDERS’ EQUITY
Borrowings	$-	$21,730
Accrued interest and other liabilities	7,582	2,313
Junior subordinated debt	43,038	62,240

Total liabilities	50,620	86,283

Stockholders’ equity:
Preferred stock	125,203	-
Common stock	4	3
Additional paid-in capital	484,205	377,973
Retained earnings (deficit)	(85,424)	152,286
Accumulated other comprehensive loss	(28,491)	(28,744)

Total stockholders’ equity	495,497	501,518

	$546,117	$587,801

Condensed Statements of Operations
Years Ended December 31, 2008, 2007 and 2006

	2008	2007	2006

Interest and dividend income	$8	$206	$716
Interest expense on borrowings	4,750	5,665	4,331

Net interest expense	(4,742)	(5,459)	(3,615)

Other income (loss):
Income (loss) from consolidated subsidiaries	(233,779)	37,734	45,469
Fair value gains	19,202	4,513	-
Other income	1,262	390	68

Total other income	(213,315)	42,637	45,537

Expenses:
Salaries and employee benefits	7,425	4,849	3,059
Other	7,203	2,295	1,620

	14,628	7,144	4,679

Income (loss) before income tax benefit	(232,685)	30,034	37,243
Income tax benefit (expense)	(3,775)	2,841	2,646

Net income (loss)	(236,460)	32,875	39,889
Preferred stock dividends	778	-	-
Accretion on preferred stock discount	303	-	-

Net income (loss) available to common stockholders	$(237,541)	$32,875	$39,889

Condensed Statements of Cash Flows
Years ended December 31, 2008, 2007 and 2006

	2008	2007	2006

Cash Flows from Operating Activities:
Net income (loss)	$(236,460)	$32,875	$39,889
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Equity in net undistributed (earnings) losses of consolidated subsidiaries	233,779	(37,734)	(45,469)
Dividends received from subsidiaries	11,200	32,000	30,000
Stock-based compensation expense	764	543	263
Compensation cost on restricted stock	273	208	99
Trust preferred securities fair value gains	(19,202)	(4,645)	-
(Increase) decrease in other assets	(1,154)	963	(633)
Deferred taxes	6,912	(560)	(21)
Increase in other liabilities	717	29	820
Other, net	4,528	(864)	866

Net cash provided by operating activities	1,357	22,815	25,814

Cash Flows from Investing Activities:
Purchases of securities	(5,325)	-	(8,000)
Proceeds from maturities of securities	-	8,568	57,989
Net cash paid in settlement of acquisition	-	(24,826)	(82,989)
Purchase of premises and equipment	(1,516)	-	-
Investment in subsidiaries	(138,000)	(6,000)	(28,500)

Net cash used in investing activities	(144,841)	(22,258)	(61,500)

Cash Flows from Financing Activities:
Proceeds from issuance of junior subordinated debt	-	12,000	20,000
Repayments of junior subordinated debt	-	(16,882)	-
Net (repayments) proceeds from borrowings	(21,730)	21,730	-
Proceeds from exercise of stock options and stock warrants	1,381	3,247	2,733
Excess tax benefits on share-based payment arrangements	23	115	362
Cost of issuing stock in acquisition or offering	(189)	(361)	(264)
Share repurchases	(356)	(19,070)	-
Proceeds from stock issuances, net	220,215	-	9,057

Net cash provided by financing activities	199,344	779	31,888

Increase (decrease) in cash and cash equivalents	55,860	1,336	(3,798)
Cash and Cash Equivalents, beginning of year	2,056	720	4,518

Cash and Cash Equivalents, end of year	$57,916	$2,056	$720

Note 20. Segment Information
The Company provides a full range of banking services, as well as trust and investment advisory services through its eight consolidated subsidiaries. SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information (“SFAS No. 131”), provides for the identification of reportable segments on the basis of discreet business units and their financial information to the extent such units are reviewed by an entity’s chief operating decision maker (which can be an individual or group of management persons).
The Company adjusted its segment reporting composition in the current period in accordance with SFAS No. 131. The Company’s reporting segments were modified to more accurately reflect the way the Company manages and assesses the performance of the business. The segments were changed to report the banking operations on a state-by-state basis rather than on a per bank basis, as was done in the past, and the Company also created new segments to report the asset management and credit card operations.

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
The Company does not have a single external customer from which it derives 10 percent of more of its revenues.
The following is a summary of selected operating segment information as of and for the years ended December 31, 2008, 2007 and 2006:

				Asset	Credit Card		Intersegment	Consolidated
	Nevada	California	Arizona	Management	Services	Other	Eliminations	Company

2008:
Assets	$3,490,540	$971,180	$867,184	$18,918	$29,192	$62,718	$(196,971)	$5,242,761
Gross loans and deferred fees	2,658,960	774,146	677,772	-	27,833	-	(43,000)	4,095,711
Less: Allowance for loan losses	(49,725)	(10,940)	(12,872)	-	(1,290)	-	-	(74,827)

Net loans	2,609,235	763,206	664,900	-	26,543	-	(43,000)	4,020,884

Goodwill	68,225	-	-	10,741	-	-	-	78,966
Deposits	2,156,079	820,531	679,829	-	-	-	(4,173)	3,652,266
Stockholders’ equity	324,042	74,498	62,890	17,274	(2,373)	19,166	-	495,497

Number of branch locations	21	9	11	-	-	-	-	41
Full -time equivalent employees	604	141	150	47	37	41	-	1,020

Net interest income (expense)	$130,746	$38,564	$29,926	$74	$340	$(4,742)	$-	$194,908
Provision for loan losses	50,379	6,829	9,450	-	1,531	-	-	68,189

Net interest income (expense) after provision for loan losses	80,367	31,735	20,476	74	(1,191)	(4,742)	-	126,719
Gain on sale of securities	-	-	138	-	-	-	-	138
Mark-to-market gains (losses), net	(124,377)	(29,175)	(18,299)	-	-	19,203	6,456	(146,192)
Noninterest income, excluding securities and fair value gains (losses)	11,516	2,176	6,041	10,499	891	1,045	(3,160)	29,008
Noninterest expense	(217,434)	(27,462)	(25,365)	(9,114)	(13,042)	(10,824)	3,160	(300,081)

Income (loss) before income taxes	(249,928)	(22,726)	(17,009)	1,459	(13,342)	4,682	6,456	(290,408)
Minority interest	-	-	-	218	-	-	-	218
Income tax expense (benefit)	(40,442)	(9,732)	(6,766)	623	(5,102)	4,993	2,260	(54,166)

Net income (loss)	$(209,486)	$(12,994)	$(10,243)	$618	$(8,240)	$(311)	$4,196	$(236,460)

				Asset	Credit Card		Intersegment	Consolidated
	Nevada	California	Arizona	Management	Services	Other	Eliminations	Company

2007:
Assets	$3,591,157	$850,135	$822,575	$19,509	$358	$5,204	$(272,842)	$5,016,096
Gross loans and deferred fees	2,537,828	553,715	584,249	-	217	-	(43,000)	3,633,009
Less: Allowance for loan losses	(37,021)	(5,512)	(6,772)	-	-	-	-	(49,305)

Net loans	2,500,807	548,203	577,477	-	217	-	(43,000)	3,583,704

Goodwill	207,069	-	-	10,741	-	-	-	217,810
Deposits	2,399,532	539,101	613,131	-	-	-	(4,842)	3,546,922
Stockholders’ equity	440,910	67,690	54,502	17,489	-	(79,073)	-	501,518

Number of branch locations	19	9	11	-	-	-	-	39
Full-time equivalent employees	619	150	139	42	14	28	-	992

Net interest income (expense)	$129,523	$27,526	$28,260	$77	$(39)	$(5,458)	$-	$179,889
Provision for loan losses	15,809	1,059	3,391	-	-	-	-	20,259

Net interest income (expense) after provision for loan losses	113,714	26,467	24,869	77	(39)	(5,458)	-	159,630
Gain (loss) on sale of securities	238	-	(60)	-	-	256	-	434
Mark-to-market gains (losses), net	(7,349)	728	88	33	-	4,224	-	(2,276)
Noninterest income, excluding securities and fair value gains (losses)	11,470	2,065	2,859	9,777	5	1	(1,797)	24,380
Noninterest expense	(72,157)	(22,992)	(22,981)	(7,724)	(2,859)	(6,754)	1,797	(133,670)

Income (loss) before income taxes	45,916	6,268	4,775	2,163	(2,893)	(7,731)	-	48,498
Minority interest	-	-	-	110	-	-	-	110
Income tax expense (benefit)	14,544	2,444	1,681	884	(1,200)	(2,840)	-	15,513

Net income (loss)	$31,372	$3,824	$3,094	$1,169	$(1,693)	$(4,891)	$-	$32,875

				Asset		Intersegment	Consolidated
	Nevada	California	Arizona	Management	Other	Eliminations	Company

2006:
Assets	$2,904,117	$637,867	$643,298	$7,033	$14,493	$(37,204)	$4,169,604
Gross loans and deferred fees	2,094,454	422,058	506,710	-	-	(20,000)	3,003,222
Less: Allowance for loan losses	(23,188)	(4,631)	(5,732)	-	-	-	(33,551)

Net loans	2,071,266	417,427	500,978	-	-	(20,000)	2,969,671

Goodwill	128,242	-	-	3,946	-	-	132,188
Deposits	2,326,412	522,986	552,901	-	-	(1,876)	3,400,423
Stockholders’ equity	336,184	63,513	51,497	-	(42,615)	-	408,579
Number of branch locations	15	7	9	-	-	-	31
Full-time equivalent employees	472	119	135	36	23	-	785

Net interest income (expense)	$105,127	$22,623	$24,615	$34	$(3,611)	$-	$148,788
Provision for loan losses	3,134	1,186	340	-	-	-	4,660

Net interest income (expense) after provision for loan losses	101,993	21,437	24,275	34	(3,611)	-	144,128
Loss on sale of securities	(3,374)	(154)	(908)	-	-	-	(4,436)
Noninterest income, excluding securities and fair value (losses)	7,979	1,524	2,523	7,346	(176)	(1,326)	17,870
Noninterest expense	(50,867)	(16,864)	(19,128)	6,115	(16,908)	1,566	(96,086)

Income (loss) before income taxes	55,731	5,943	6,762	13,495	(20,695)	240	61,476
Income tax expense (benefit)	18,668	2,429	2,563	573	(2,646)	-	21,587

Net income (loss)	$37,063	$3,514	$4,199	$12,922	$(18,049)	$240	$39,889

Note 21. Quarterly Data (Unaudited)

	Years Ended December 31,
	2008				2007
	Fourth	Third	Second	First	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter
Interest and dividend income	$72,088	$74,025	$72,686	$76,792	$81,190	$80,473	$76,846	$67,313
Interest expense	21,906	24,163	24,684	29,930	34,757	33,699	31,020	26,457

Net interest income	50,182	49,862	48,002	46,862	46,433	46,774	45,826	40,856
Provision for loan losses	32,262	14,716	13,152	8,059	13,881	3,925	2,012	441

Net interest income, after provision for loan losses	17,920	35,146	34,850	38,803	32,552	42,849	43,814	40,415
Gain (loss) on sale of securities	(1,149)	263	820	204	(230)	380	-	284
Mark-to-market gains (losses), net	(114,567)	(27,613)	(113)	(3,899)	(173)	1,676	(3,766)	(13)
Noninterest income, excluding securities and fair value gains (losses)	6,258	7,380	6,952	8,418	6,872	5,899	6,019	5,590
Noninterest expenses	(103,133)	(119,873)	(39,137)	(37,938)	(35,895)	(34,580)	(34,274)	(28,921)

Income (loss) before income taxes	(194,671)	(104,697)	3,372	5,588	3,126	16,224	11,793	17,355
Minority interest	47	51	55	65	69	41	-	-
Income tax expense	(46,409)	(10,040)	902	1,381	614	5,100	3,847	5,952

Net income (loss)	$(148,309)	$(94,708)	$2,415	$4,142	$2,443	$11,083	$7,946	$11,403

Earnings (loss) per share:
Basic	$(3.94)	$(2.84)	$0.08	$0.14	$0.08	$0.38	$0.27	$0.42

Diluted	$(3.94)	$(2.84)	$0.08	$0.14	$0.08	$0.35	$0.25	$0.39

Note 22. Stock Offerings
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
On June 27, 2008, the Company completed a private placement of 3,797,993 million shares of common stock at $7.94 per share for an aggregate offering price of $30.2 million. Of the shares sold, approximately 45 percent were purchased by a total of 40 directors and officers of the Company and its subsidiaries.
On September 30, 2008, the Company completed a private placement of 4,347,827 shares of the Company’s common stock to a lead institutional investor and limited number of other accredited investors. The purchase price of the common shares was $11.50 per share. The Company received approximately $50.0 million in proceeds, before expenses, from the sale of these shares.
On November 21, 2008, as part of the Capital Purchase Program established by the Treasury under EESA, the Company entered into a Letter Agreement with Treasury pursuant to which the Company issued and sold to Treasury 140,000 shares of the Company’s Series A Preferred Stock and a ten-year warrant to purchase up to 1,574,213 shares of the Company’s common stock, par value $0.0001 per share, at an initial exercise price of $13.34 per share, for an aggregate purchase price of $140 million in cash. All of the proceeds from the sale of the Series A Preferred Stock were treated as Tier 1 capital for regulatory purposes.
The foregoing were issued under circumstances intended to comply with the requirements of Section 4(2) under the Securities Act.

Note 23. Subsequent Events
On February 27, 2009, Security Savings Bank located in Henderson, Nevada was closed by the Nevada Financial Institutions Division, and the FDIC was named receiver. The Company’s banking subsidiary, Bank of Nevada, agreed to assume all of the failed bank’s deposits, totaling approximately $132 million, excluding brokered deposits. Bank of Nevada paid no premium to acquire the deposits. No loans were acquired in this transaction.
On March 2, 2009, the FDIC issued a letter notifying the Company of a special assessment of 20 basis points for June 30, 2009 to be collected September 30, 2009 in addition to the normal FDIC assessment on insured customer deposits. Based on the Company’s current deposit base, the Company estimates the cost of this additional assessment to be approximately $7.5 million. The FDIC intends to cut the agency’s planned special emergency assessment in half, from 20 to 10 basis points, provided that Congress clears legislation expanding the FDIC’s line of credit with the Treasury to $100 billion.

McGladrey & Pullen
Certified Public Accountants
Report of Independent Registered Public Accounting Firm
To the Board of Directors
Western Alliance Bancorporation
Las Vegas, Nevada
We have audited the consolidated balance sheets of Western Alliance Bancorporation and subsidiaries (collectively referred to as the Company) as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 13, 2009 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
/s/ McGLADREY & PULLEN, LLP
Las Vegas, Nevada
March 13, 2009