Form 10-Q
period 2009-03-31
WESTERN ALLIANCE BANCORPORATION
filed 2009-05-11
CIK 1212545

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended March 31, 2009 or

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
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☐	No ☐
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
Common stock issued and outstanding: 38,988,316 shares as of April 30, 2009.

Part I. Financial Information
ITEM I. FINANCIAL STATEMENTS
Western Alliance Bancorporation and Subsidiaries
Consolidated Balance Sheets
March 31, 2009 and December 31, 2008
(Unaudited)

	March 31,	December 31,
($ in thousands, except per share amounts)	2009	2008

Assets
Cash and due from banks	$224,315	$136,791
Federal funds sold and other	3,301	3,163

Cash and cash equivalents	227,616	139,954

Securities held to maturity (approximate fair value $8,097 and $8,382, respectively)	7,978	8,278
Securities available for sale	458,101	437,862
Securities measured at fair value	117,482	119,237

Gross loans, including net deferred loan fees	4,075,741	4,095,711
Less: Allowance for loan losses	(77,184)	(74,827)

Loans, net	3,998,557	4,020,884

Premises and equipment, net	138,079	140,910
Other real estate owned	15,455	14,545
Bank owned life insurance	90,832	90,700
Investment in restricted stock	40,975	41,047
Accrued interest receivable	21,138	19,719
Deferred tax assets, net	31,626	34,400
Goodwill	33,966	78,966
Other intangible assets, net of accumulated amortization of $8,269 and $7,324, respectively	20,089	21,034
Income tax receivable	42,276	48,367
Other assets	23,116	26,858

Total assets	$5,267,286	$5,242,761

Liabilities and Stockholders’ Equity
Liabilities
Noninterest-bearing demand deposits	$1,039,233	$1,010,625
Interest-bearing deposits:
Demand	260,636	253,529
Savings and money market	1,578,958	1,351,502
Time, $100 and over	642,014	638,806
Other time	540,658	397,804

	4,061,499	3,652,266
Customer repurchase agreements	272,258	321,004
Federal Home Loan Bank/Federal Reserve advances and other borrowings:
One year or less	320,000	586,120
Over one year ($31,303 and $31,515 measured at fair value, respectively)	50,751	50,998
Junior subordinated debt measured at fair value	42,837	43,038
Subordinated debt	60,000	60,000
Accrued interest payable and other liabilities	33,003	33,838

Total liabilities	4,840,348	4,747,264

Commitments and Contingencies (Note 9)

Stockholders’ Equity
Preferred stock, par value $.0001; shares authorized 20,000,000; shares issued and outstanding 2009: 140,000; 2008: 140,000. Total liquidation preference of outstanding shares of $140,000	125,885	125,203
Common stock, par value $.0001; shares authorized 100,000,000; shares issued and outstanding 2009: 38,956,027; 2008: 38,600,788	4	4
Additional paid-in capital	486,189	484,205
Retained earnings (deficit)	(169,450)	(85,424)
Accumulated other comprehensive loss — net unrealized loss on held-to-maturity securities	(3,008)	—
Accumulated other comprehensive loss — net unrealized loss on available-for-sale securities	(12,682)	(28,491)

Total stockholders’ equity	426,938	495,497

Total liabilities and stockholders’ equity	$5,267,286	$5,242,761

Western Alliance Bancorporation and Subsidiaries
Consolidated Statements of Operations
Three Months Ended March 31, 2009 and 2008
(Unaudited)

($ in thousands, except per share amounts)	2009	2008

Interest income on:
Loans, including fees	$63,253	$65,704
Securities — taxable	6,048	9,570
Securities — nontaxable	179	357
Dividends — taxable	195	627
Dividends — nontaxable	470	419
Federal funds sold and other	23	115

Total interest income	70,168	76,792

Interest expense on:
Deposits	15,650	19,514
Customer repurchase agreements	1,250	1,903
Short-term borrowings	550	5,677
Long-term borrowings	725	715
Junior subordinated debt	837	1,181
Subordinated debt	426	940

Total interest expense	19,438	29,930

Net interest income	50,730	46,862
Provision for loan losses	19,984	8,059

Net interest income after provision for loan losses	30,746	38,803

Noninterest income (loss):
Trust and investment advisory services	2,237	2,796
Service charges	1,682	1,427
Income from bank owned life insurance	514	800
Other	2,424	3,015

Noninterest income, excluding securities and fair value gains (losses)	6,857	8,038

Securities impairment charges	(40,452)	(5,280)
Portion of impairment charges recognized in other comprehensive loss (before taxes)	2,047	—

Net securities impairment charges recognized in earnings	(38,405)	(5,280)
Derivative gains (losses)	(63)	43
Unrealized gain on assets and liabilities measured at fair value, net	4,071	1,381
Gains, net on sales of investment securities	7	161
Net gain (loss) on sale of other real estate owned	(4,936)	380

Total noninterest income (loss)	(32,469)	4,723

Noninterest expense:
Salaries and employee benefits	24,824	21,934
Occupancy	5,271	5,028
Customer service	2,485	1,200
Insurance	1,648	972
Advertising, public relations and business development	1,597	2,100
Legal, professional and director fees	1,373	931
Data processing	1,137	769
Intangible amortization	945	789
Telephone	496	401
Audits and exams	466	648
Supplies	460	371
Travel and automobile	410	338
Correspondent banking service charges and wire transfer costs	400	301
Goodwill impairment charge	45,000	—
Other	1,984	2,221

Total noninterest expenses	88,496	38,003

Income (loss) before income taxes	(90,219)	5,523

Income tax expense (benefit)	(3,777)	1,381

Net income (loss)	(86,442)	4,142

Preferred stock dividends	1,750	—
Accretion on preferred stock discount	682	—

Net income (loss) available to common stockholders	$(88,874)	$4,142

Earnings (loss) per share:
Basic	$(2.33)	$0.14

Diluted	$(2.33)	$0.14

See Notes to Unaudited Consolidated Financial Statements.

Western Alliance Bancorporation and Subsidiaries
Consolidated Statement of Stockholders’ Equity
Three Months Ended March 31, 2009 (Unaudited)
(in thousands)

								Accumulated
						Additional		Other
	Comprehensive	Common Stock		Preferred Stock		Paid-in	Retained	Comprehensive
Description	Income (loss)	Shares Issued	Amount	Shares Issued	Amount	Capital	Earnings	Income (Loss)	Total

Balance, December 31, 2008		38,601	$4	140	$125,203	$484,205	$(85,424)	$(28,491)	$495,497
Cumulative effect from adoption of FSP FAS 115-2 and FAS 124-2, net of taxes of $2,688		—	—	—	—	—	4,848	(4,848)	—

Balance, January 1, 2009		38,601	4	140	125,203	484,205	(80,576)	(33,339)	495,497

Stock options exercised		16	—	—	—	78	—	—	78
Stock-based compensation expense		67	—	—	—	504	—	—	504
Restricted stock granted, net of forfeitures		272	—	—	—	1,402	—	—	1,402
Accretion on preferred stock discount		—	—	—	682	—	(682)	—	—
Dividends on preferred stock		—	—	—	—	—	(1,750)	—	(1,750)
Comprehensive income (loss):
Net loss	$(86,442)	—	—	—	—	—	(86,442)	—	(86,442)
Other comprehensive income (loss)
Unrealized holding losses on securities available for sale arising during the period, net of taxes of $10,677	(19,829)
Less reclassification adjustment for impairment losses included in net loss, net of taxes of $922	37,483
Plus reclassification adjustment for gains included in net loss, net of taxes of $2	(5)

Net unrealized holding gains	17,649	—	—	—	—	—	—	17,649	17,649

	$(106,276)

Balance, March 31, 2009		38,956	$4	140	$125,885	$486,189	$(169,450)	$(15,690)	$426,938

See Notes to Unaudited Consolidated Financial Statements.

Western Alliance Bancorporation and Subsidiaries
Consolidated Statements of Cash Flows
Three Months Ended March 31, 2009 and 2008 (Unaudited)
($ in thousands)

	2009	2008

Cash Flows from Operating Activities:
Net income (loss)	$(86,442)	$4,142
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for loan losses	19,984	8,059
Goodwill impairment charge	45,000	—
Securities impairment charges	38,405	5,280
Change in fair value of assets and liabilities measured at fair value	(4,008)	(1,788)
Losses (gains) on sale of other real estate owned	4,936	(380)
Depreciation and amortization	6,362	3,167
Deferred taxes	(8,001)	(2,323)
Decrease in other assets	9,833	7,976
Increase (decrease) in other liabilities	(835)	7,872
Other operating activities, net	(1,273)	3,740

Net cash provided by operating activities	23,961	35,745

Cash Flows from Investing Activities:
Proceeds from maturities of securities	26,329	34,006
Purchases of securities	(48,384)	(82,434)
Proceeds from the sale of securities	7	22,011
Net decrease (increase) in loans made to customers	2,343	(96,148)
Purchase of premises and equipment	(2,586)	(2,893)
Other real estate owned acquisitions, net	(5,846)	—
(Liquidations) purchases of restricted stock	72	(18,901)

Net cash (used in) investing activities	(28,065)	(144,359)

Cash Flows from Financing Activities:
Net increase in deposits	409,233	84,016
Net proceeds from (repayments on) borrowings	(315,113)	100,633
Proceeds from exercise of stock options and stock warrants	78	553
Cash dividends paid	(1,750)	—
Preferred stock discount accretion	(682)	—
Stock repurchases	—	(356)

Net cash provided by financing activities	91,766	184,846

Increase in cash and cash equivalents	87,662	76,232
Cash and Cash Equivalents, beginning of period	139,954	115,629

Cash and Cash Equivalents, end of period	$227,616	$191,861

Supplemental Disclosure of Cash Flow Information
Cash payments for interest	$19,043	$40,595
Supplemental Disclosure of Noncash Investing and Financing Activities
Trading securities in the process of settlement	$—	$12,878
Transfers of loans to other real estate owned	$5,022	$6,901
See Notes to Unaudited Consolidated Financial Statements.

Note 1. Nature of Business and Summary of Significant Accounting Policies
(Dollars in thousands, except per share amounts)
Nature of business
Western Alliance Bancorporation is a bank holding company providing a full range of banking services to commercial and consumer clientele through its wholly-owned subsidiaries: Bank of Nevada and First Independent Bank of Nevada, operating in Nevada; Alliance Bank of Arizona, operating in Arizona; Torrey Pines Bank and Alta Alliance Bank, operating in California; Miller/Russell & Associates, Inc., operating in Nevada, Arizona and Southern California; Premier Trust, Inc., operating in Nevada and Arizona and Shine Investment Advisory Services, Inc., operating in Colorado. These entities are collectively referred to herein as the Company. The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America and general industry practices.
Use of estimates in the preparation of financial statements
The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant changes in the near term relate to the determination of the allowance for loan losses; fair value of collateralized debt obligations (CDOs); classification of impaired securities as other than temporary; determination of valuation allowance related to deferred tax assets; and impairment of goodwill and other intangible assets.
Principles of consolidation
With the exception of certain trust subsidiaries which do not meet the criteria for consolidation pursuant to Financial Accounting Standards Board (FASB) Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities,” the consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Bank of Nevada and its subsidiary BW Real Estate, Inc., Alliance Bank of Arizona, Torrey Pines Bank, Alta Alliance Bank, First Independent Bank of Nevada (collectively referred to herein as the Banks), Miller/Russell & Associates, Inc., Premier Trust, Inc., and Shine Investment Advisory Services, Inc. All significant intercompany balances and transactions have been eliminated in consolidation.
Interim financial information
The accompanying unaudited consolidated financial statements as of March 31, 2009 and 2008 have been prepared in condensed format, and therefore do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These statements have been prepared on a basis that is substantially consistent with the accounting principles applied to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2008.
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
Fair values of financial instruments
Statement of Financial Accounting Standards (SFAS) No. 107, “Disclosures about Fair Value of Financial Instruments” (SFAS 107), requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate that value.
Management uses its best judgment in estimating the fair value of the Company’s financial instruments; however, there are inherent weaknesses in any estimation technique. Therefore, for substantially all financial instruments, the fair value estimates presented herein are not necessarily indicative of the amounts the Company could have realized in a sales transaction at March 31, 2009 or December 31, 2008.
The estimated fair value amounts for March 31, 2009 and December 31, 2008 have been measured as of their period end, and have not been reevaluated or updated for purposes of these consolidated financial statements subsequent to those dates. As such, the estimated fair values of these financial instruments subsequent to the reporting date may be different than the amounts reported at each period end.
The information in Note 11 should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only required for a limited portion of the Company’s assets and liabilities.
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
Restricted stock
The Company’s subsidiary banks are members of the FHLB system and maintain an investment in capital stock of the FHLB. Alta Alliance Bank is a member of the FRB system and maintains an investment in capital stock of the FRB. The Company’s subsidiary banks also maintain an investment in their primary correspondent bank. These investments are carried at cost since no ready market exists for them, and they have no quoted market value.
Loans
For variable rate loans that reprice frequently and that have experienced no significant change in credit risk, fair values are based on carrying values. Fair value for all other loans is estimated based on discounted cash flows using interest rates currently being offered for loans with similar terms to borrowers with similar credit quality. As a result, the fair value for loans disclosed in Note 11 is categorized as Level 3 in the fair value hierarchy.

Accrued interest receivable and payable
The carrying amounts reported in the consolidated balance sheets for accrued interest receivable and payable approximate their fair value. Accrued interest receivable and payable fair value measurements disclosed in Note 11 are classified as Level 3 in the fair value hierarchy.
Derivative financial instruments
All derivatives are recognized on the balance sheet at their fair value. The fair value for derivatives is determined based on market prices, broker-dealer quotations on similar product or other related input parameters. As a result, the fair values have been categorized as Level 2 in the fair value hierarchy.
Deposit liabilities
The fair value disclosed for demand and savings deposits is by definition equal to the amount payable on demand at their reporting date (that is, their carrying amount). The carrying amount for variable-rate deposit accounts approximates their fair value. Fair values for fixed-rate certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities on these deposits. The fair value measurement of the deposit liabilities disclosed in Note 11 is categorized as Level 3 in the fair value hierarchy.
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
Recent Accounting Pronouncements
In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (SFAS 161). SFAS 161 amends and expands the disclosure requirements of FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities” (FAS 133) requiring enhanced disclosures about (a) how and why the Company uses derivative instruments, (b) how derivative instruments and related hedge items are accounted for under FAS 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect the Company’s financial position, results of operations, and cash flows. SFAS 161 is effective January 1, 2009 on a prospective basis, with comparative disclosures of earlier periods encouraged upon initial adoption. The implementation of this standard did not have a material impact on our consolidated financial position or results of operations.
In June 2008, the FASB issued FASB Staff Position (FSP) No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (FSP EITF 03-6-1). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share, or EPS, under the two-class method described in paragraphs 60 and 61 of FASB Statement No. 128, “Earnings per Share” (SFAS

128). The guidance in this FSP applies to the calculation of EPS under SFAS 128 for share-based payment awards with rights to dividends or dividend equivalents. FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. All prior-period EPS data presented should be adjusted retrospectively to conform with the provisions of this FSP. The implementation of this standard did not have a material impact on our consolidated financial position or results of operations.
On October 10, 2008, the FASB issued FSP No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for that Asset is not Active” (FSP FAS 157-3), which clarifies the application of SFAS No. 157, "Fair Value Measurements” (SFAS 157), in an inactive market and illustrates how an entity would determine fair value when the market for a financial asset is not active. The FSP states that an entity should not automatically conclude that a particular transaction price is determinative of fair value. In a dislocated market, judgment is required to evaluate whether individual transactions are forced liquidations or distressed sales. When relevant observable market information is not available, a valuation approach that incorporates management’s judgments about the assumptions that market participants would use in pricing the asset in a current sale transaction would be acceptable. The FSP also indicates that quotes from brokers or pricing services may be relevant inputs when measuring fair value, but are not necessarily determinative in the absence of an active market for the asset. In weighing a broker quote as an input to a fair value measurement, an entity should place less reliance on quotes that do not reflect the result of market transactions. Further, the nature of the quote (for example, whether the quote is an indicative price or a binding offer) should be considered when weighing the available evidence. The FSP is effective immediately and applies to prior periods for which financial statements have not been issued, including interim or annual periods ending on or before September 30, 2008. Accordingly, the Company adopted the FSP prospectively, beginning July 1, 2008. FSP FAS 157-3 was utilized by the Company in the fair value determination of our collateralized debt obligations (“CDOs”) and adjustable rate preferred stock (“ARPS”) investment portfolios where quotes were not available, as discussed in Note 4 of the Unaudited Consolidated Financial Statements.
On October 14, 2008, the SEC’s Office of the Chief Accountant (OCA), clarified its views on the application of other-than-temporary impairment guidance in SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (SFAS 115), to certain perpetual preferred securities. The OCA stated that it would not object to a registrant applying an other-than-temporary impairment model to investments in perpetual preferred securities, (such as ARPS), that possess significant debt-like characteristics that is similar to the impairment model applied to debt securities, provided there has been no evidence of deterioration in credit of the issuer. An entity is permitted to apply the OCA’s views in its financial statements included in filings subsequent to the date of the letter. For the period ended March 31, 2009, based on the OCA guidance, the Company recorded no other-than-temporary impairment for investments in investment-grade perpetual preferred securities that had no evidence of credit deterioration and that the Company has the intent and ability to hold to recovery.
In January 2009, the FASB issued FSP EITF 99-20-1, “Amendments to the Impairment of Guidance of EITF Issue No. 99-20” (FSP EITF 99-20-1). FSP EITF No. 99-20-1 amends the impairment guidance in EITF Issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets” (EITF No. 99-20), to achieve more consistent determination of whether an other-than-temporary impairment has occurred and making the guidance consistent between EITF No. 99-20 and SFAS 115. FSP EITF 99-20-1 is effective for interim and annual reporting periods ending after December 15, 2008, and shall be applied prospectively. Retrospective application to a prior interim or annual reporting period is not permitted. The adoption of FSP EITF 99-20-1 did not have a significant impact on the Company’s consolidated financial statements.
On April 9, 2009, the FASB issued the following FSPs, which become effective for second quarter reporting, with earlier implementation permitted for the first calendar quarter of 2009.
FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (FSP FAS 157-4). FSP FAS 157-4 affirms that the objective of fair value when the market for an asset is not active is the price that would be received to sell the asset in an orderly transaction, and clarifies and includes additional factors for determining whether there has been a significant decrease in market activity for an asset when the market for that asset is not active. FSP FAS 157-4 requires an entity to base its conclusion about whether a transaction was not orderly on the weight of the evidence. FSP FAS 157-4 also amended FAS 157, “Fair Value Measurements” (FAS 157), to expand certain disclosure requirements. The Company adopted the provisions of FSP FAS 157-4 during the first quarter of 2009. Adoption of FSP FAS 157-4 did not significantly impact the Company’s consolidated financial statements.
FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (FSP FAS 115-2 and FAS 124-2). FSP FAS 115-2 and FAS 124-2 (i) changes existing guidance for determining whether an impairment is other than temporary to debt securities and (ii) replaces the existing requirement that the entity’s management assert it has both the intent and ability to hold an impaired security until recovery with a requirement that management assert: (a) it does not have the intent to sell the security; and (b) it is more likely than not it will not have to sell the security before recovery of its cost basis. Under FSP FAS 115-2 and FAS 124-2, declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses to the extent the impairment is related to credit losses. The amount of the impairment related to other factors is recognized in other comprehensive income. The Company adopted the provisions of FSP FAS 115-2 and FAS 124-2 during the first quarter of 2009. For further details of the Company’s adoption of FSP FAS 115-2 and FAS 124-2 refer to Note 2 to the Unaudited Consolidated Financial Statements.
FSP SFAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (FSP SFAS 107-1 and APB 28-1). FSP SFAS 107-1 and APB 28-1 amends SFAS 107, “Disclosures about Fair Value of Financial Instruments,” to require an entity to provide disclosures about fair value of financial instruments in interim financial information and amends Accounting Principles Board (APB) Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in summarized financial information at interim reporting periods. Under FSP SFAS 107-1 and APB 28-1, a publicly-traded company shall include disclosures about the fair value of its financial instruments whenever it issues summarized financial information for interim reporting periods. In addition, entities must disclose, in the body or in the accompanying notes of its summarized financial information for interim reporting periods and in its financial statements for annual reporting periods, the fair value of all financial instruments for which it is practicable to estimate that value, whether recognized or not recognized in the statement of financial position, as required by SFAS 107. Refer to Note 11 of the Unaudited Consolidated Financial Statements for the interim disclosures required by FSP SFAS 107-1 and APB 28-1.
In April 2009, the FASB issued FSP FAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies” (FSP FAS 141(R)-1). FSP FAS 141(R)-1 amends the guidance in SFAS 141R “Business Combinations” to require that assets acquired and liabilities assumed in a business combination that arise from contingencies be recognized at fair value if fair value can be reasonably estimated. If fair value of such an asset or liability cannot be reasonably estimated, the asset or liability would generally be recognized in accordance with SFAS No. 5, “Accounting for Contingencies” (SFAS 5), and FASB Interpretation (FIN) No. 14, "Reasonable Estimation of the Amount of a Loss” (FIN 14). FSP FAS 141(R)-1 removes subsequent accounting guidance for assets and liabilities arising from contingencies from SFAS 141R and requires entities to develop a systematic and rational basis for subsequently measuring and accounting for assets and liabilities arising from contingencies. FSP FAS 141(R)-1 eliminates the requirement to disclose an estimate of the range of outcomes of recognized contingencies at the acquisition date. For unrecognized contingencies, entities are required to include only the disclosures required by SFAS 5. FSP FAS 141(R)-1 also requires that contingent consideration arrangements of an acquiree assumed by the acquirer in a business combination be treated as contingent consideration of the acquirer and should be initially and subsequently measured at fair value in accordance with SFAS 141R. FSP FAS 141(R)-1 is effective for assets or liabilities arising from contingencies the Company acquires in business combinations occurring after January 1, 2009.
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
For the three months ended March 31, 2009, gains and losses from fair value changes included in the Consolidated Statement of Operations were as follows (in thousands):

	Changes in Fair Values for the Three-Month Period
	Ended March 31, 2009 for Items Measured at Fair
	Value Pursuant to Election of the Fair Value Option
				Total
	Unrealized			Changes in
	Gain (Loss) on		Interest	Fair Values
	Assets and		Expense on	Included in
	Liabilities	Interest	Junior	Current-
	Measured at	Income on	Subordinated	Period
Description	Fair Value, Net	Securities	Debt	Earnings
Securities measured at fair value	$3,888	$248	$—	$4,136
Junior subordinated debt	(29)	—	230	201
Fixed-rate term borrowings	212	—	—	212

	$4,071	$248	$230	$4,549

The difference between the aggregate fair value and the aggregate unpaid principal balance of junior subordinated debt was $23.7 million at March 31, 2009.
The difference between the aggregate fair value and the aggregate unpaid principal balance of fixed-rate term borrowings measured at fair value was $1.3 million at March 31, 2009.
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

Fair value on a recurring basis
The Company measures certain assets and liabilities at fair value on a recurring basis, including securities available for sale, securities measured at market value and junior subordinated debt. The fair value of these assets and liabilities were determined using the following inputs at March 31, 2009 (in thousands):

		Fair Value Measurements at Reporting Date Using:
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
Description	March 31, 2009	(Level 1)	(Level 2)	(Level 3)

Assets:
Securities available for sale	$458,101	$39,167	$418,934	$—
Securities measured at fair value	117,482	—	117,482	—
Interest rate swaps	2,888	—	2,888	—

Total	$578,471	$39,167	$539,304	$—

Liabilities:
Fixed-rate term borrowings	$31,303	$—	$—	$31,303
Junior subordinated debt	42,837	—	—	42,837
Interest rate swaps	2,888	—	2,888	—

Total	$77,028	$—	$2,888	$74,140

Fair Value Measurements Using
Significant Unobservable Inputs
(Level 3)

	Securities Available	Securities Measured	Junior Subordinated	Fixed-Rate
	For Sale	at Fair Value	Debt	Term Borrowings

Beginning balance January 1, 2009	$—	$—	$(43,038)	$(31,515)
Total gains (losses) (realized/unrealized)
Included in earnings	—	—	201	212
Included in other comprehensive income	—	—	—	—
Purchases, issuances, and settlements, net	—	—	—	—
Transfers in and/or out of Level 3	—	—	—	—

Ending balance March 31, 2009	$—	$—	$(42,837)	$(31,303)

The amount of total gains (losses) for the period included in earnings attributable to the change in unrealized gains (losses) relating to assets and liabilities still held at the reporting date	$—	$—	$201	$212

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

Fair value on a nonrecurring basis
Certain assets are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis, but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). The following table presents such assets carried on the balance sheet by caption and by level within the SFAS 157 hierarchy as of March 31, 2009 (in thousands):

	Fair Value Measurements Using
		Quoted Prices
		in Active	Significant Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)

Impaired loans with specific valuation allowance under SFAS 114	$47,793	$—	$—	$47,793
Goodwill valuation of reporting units	33,966	—	—	33,966
Other real estate owned	15,455	—	—	15,455
Debt obligations and structured securities held-to-maturity	919	—	—	919
Impaired loans. The specific reserves for collateral dependent impaired loans are based on the fair value of the collateral less estimated costs to sell. The fair value of collateral is determined based on third-party appraisals. In some cases, adjustments are made to the appraised values due to various factors, including age of the appraisal, age of comparables included in the appraisal, and known changes in the market and in the collateral. When significant adjustments are based on unobservable inputs, such as when a current appraised value is not available or management determines the fair value of the collateral is further impaired below appraised value and there is no observable market price, the resulting fair value measurement has been categorized as a Level 3 measurement. These Level 3 impaired loans had an aggregate carrying amount of $69.0 million and specific reserves in the allowance for loan losses of $21.2 million as of March 31, 2009.
Goodwill. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill was written down to its implied fair value of $34.0 million by a charge to earnings of $45.0 million at March 31, 2009. Some of the inputs used to determine the implied fair value of the Company and the corresponding amount of the impairment included the quoted market price of our common stock, market prices of common stocks of other banking organizations, common stock trading multiples, discounted cash flows, and inputs from comparable transactions. The Company’s adjustment for $45.0 million, was primarily based on the Company’s assumptions, therefore the resulting fair value measurement was determined to be Level 3.
Other real estate. Other real estate owned (“OREO”) consists of properties acquired as a result of, or in-lieu-of, foreclosure. Properties or other assets (primarily repossessed assets formerly leased) are classified as OREO and other repossessed property and are reported at the lower of carrying value or fair value, less estimated costs to sell the property. Costs relating to the development or improvement of the assets are capitalized and costs relating to holding the assets are charged to expense. The Company had $15.5 million of such assets at March 31, 2009. When significant adjustments were based on unobservable inputs, such as when a current appraised value is not available or management determines the fair value of the collateral is further impaired below appraised value and there is no observable market price, the resulting fair value measurement has been categorized as a Level 3 measurement.
Debt obligations and structured securities. The Company previously wrote down its trust-preferred CDO portfolio to $0.9 million when it determined these CDOs were other-than-temporarily impaired under generally accepted accounting principles due to the continued expected weakness of the U.S. economy, the decline in the market value of these CDOs, credit rating downgrades and the increase in deferrals and defaults by the issuers of the underlying CDOs. These CDOs represent interests in various trusts, each of which is collateralized with trust preferred debt issued by other financial institutions. The $0.9 million CDO carrying value approximates market value.

FSP FAS 115-2
The Company has elected to apply the provisions of FSP FAS 115-2 as of January 1, 2009 to its available-for-sale and held-to-maturity investment portfolios. Under FSP FAS 115-2, the other-than-temporary impairment is separated into (a) the amount of total impairment related to the credit loss and (b) the amount of the total impairment related to all other factors. The amount of the total other-than-temporary impairment related to the credit loss is recognized in earnings. The amount of the total impairment related to all other factors is recognized in other comprehensive income. The other-than-temporary impairment is presented in the statement of operations with an offset for the amount of the total other-than-temporary impairment that is recognized in other comprehensive income.
As part of this adoption, the Company applied the criteria of FSP FAS 115-2 in the determination of the amount of credit and other losses applicable to debt instruments held in its available-for-sale and held-to-maturity investment portfolios. The Company utilized a valuation specialist to evaluate and assist the Company in the determination of the amount and class of losses in its collateralized mortgage and collateralized debt obligation portfolios. In connection with this valuation, the Company evaluated significant inputs such as default rates, delinquency rates, collateral value ratios, subordination levels, vintage, geographic concentration and credit ratings of the securities in question.
Under the provisions of FSP FAS 115-2, if the Company does not intend to sell and it is not more likely than not that the company will be required to sell the impaired securities before recovery of the amortized cost basis, the Company recognizes the cumulative effect of initially applying this FSP as an adjustment to the opening balance of retained earnings with a corresponding adjustment to accumulated other comprehensive income, including related tax effects. The Company elected to early adopt FSP FAS 115-2 on its impaired securities portfolio since it provides more transparency in the consolidated financial statements related to the bifurcation of the credit and non-credit losses.
The following table provides the impact of adoption of FSP FAS 115-2 on the Company’s balance sheet as of January 1, 2009:

	Unrealized		Unrealized
	Non-Credit	Cumulative	Non-Credit
	Losses Prior to	Effect	Losses After
($ in thousands)	Adoption	Adjustment	Adoption

Unrealized non-credit impairment losses on held-to-maturity securities	$—	$4,705	$4,705
Unrealized non-credit impairment losses on available-for-sale securities	—	2,831	2,831

Pre-tax cumulative effect adjustment		7,536
Reversal of tax effect		(2,688)

Cumulative effect adjustment, net		$4,848

For the period ended March 31, 2009, the Company determined that certain collateralized mortgage debt securities met the criteria of FSP FAS 115-2 for bifurcation of the credit losses and other market losses. The impairment credit loss related to these debt securities for the period ended March 31, 2009 was $2.0 million. The remaining loss due to other market factors was $2.0 million.
The following table presents a rollforward of the amount related to impairment credit losses recognized in earnings:

	Debt Obligations and	Private Label Mortgage-
(in thousands)	Structured Securities	Backed Securities

Beginning balance of impairment losses held in other comprehensive income	$4,705	$2,831
Current period other-then temporary impairment credit losses recognized though earnings	—	2,022
Reductions for securities sold during the period	—	—
Additions or reductions in credit losses due to change of intent to sell	—	—
Reductions for increases in cash flows to be collected on impaired securities	—	—

Ending balance of net unrealized gains and (losses) held in other comprehensive income	$4,705	$4,853

Note 3. Earnings Per Share
Diluted earnings (loss) per share is based on the weighted average outstanding common shares during each period, including common stock equivalents. Basic earnings (loss) per share is based on the weighted average outstanding common shares during the period.
Basic and diluted earnings (loss) per share, based on the weighted average outstanding shares, are summarized as follows:

	Three Months Ended
	March 31,
	2009	2008
	(in thousands, except per share
	amounts)
Basic:

Net income (loss) available to common stockholders	$(88,874)	$4,142
Average common shares outstanding	38,096	29,544

Earnings (loss) per share	$(2.33)	$0.14

Diluted:
Net income (loss) available to common stockholders	$(88,874)	$4,142

Average common shares outstanding	38,096	29,544
Stock option adjustment	—	435
Stock warrant adjustment	—	568

Average common equivalent shares outstanding	38,096	30,547

Earnings (loss) per share	$(2.33)	$0.14

As of March 31, 2009, all stock options, stock warrants and restricted stock awards were considered anti-dilutive and excluded for purposes of calculating diluted earnings per share.
Note 4. Securities
Carrying amounts and fair values of investment securities at March 31, 2009 and December 31, 2008 are summarized as follows (in thousands):

	March 31, 2009
		OTTI
		Recognized
		in Other	Net	Gross	Gross
	Amortized	Comprehensive	Carrying	Unrealized	Unrealized	Fair
Securities held to maturity	Cost	Loss	Amount	Gains	(Losses)	Value

Debt obligations and structured securities	$5,624	$(4,705)	$919	$—	$—	$919
Municipal obligations	5,559	—	5,559	119	—	5,678
Other	1,500	—	1,500	—	—	1,500

	$12,683	$(4,705)	$7,978	$119	$—	$8,097

		OTTI
		Recognized
		in Other	Gross	Gross
	Amortized	Comprehensive	Unrealized	Unrealized	Fair
Securities available for sale	Cost	Loss	Gains	(Losses)	Value

U.S. Treasury securities	$8,050	$—	$33	$—	$8,083
Municipal obligations	13,009	—	267	(55)	13,221
Adjustable-rate preferred stock	18,081	—	51	(1,042)	17,090
Direct obligation and GSE mortgage-backed securities	369,445	—	9,391	(778)	378,058
Private label mortgage-backed securities	21,104	(4,878)	87	(2,707)	13,606
Debt obligations and structured securities	32,239	—	—	(19,508)	12,731
Other	15,312	—	26	(26)	15,312

	$477,240	$(4,878)	$9,855	$(24,116)	$458,101

Securities measured at fair value
U.S. Government-sponsored agencies					$2,550
Municipal obligations					103
Direct obligation and GSE mortgage-backed securities					91,183
Private label mortgage-backed securities					23,646

					$117,482

	December 31, 2008
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
Securities held to maturity	Cost	Gains	(Losses)	Value

Debt obligations and structured securities	$1,219	$—	$—	$1,219
Municipal obligations	5,559	104	—	5,663
Other	1,500	—	—	1,500

	$8,278	$104	$—	$8,382

Securities available for sale
U.S. Treasury securities	$8,102	$68	$—	$8,170
Municipal obligations	13,183	167	(56)	13,294
Direct obligation and GSE mortgage-backed securities	338,697	5,124	(935)	342,886
Private label mortgage-backed securities	21,197	—	(5,474)	15,723
Adjustable-rate preferred stock	52,001	850	(25,129)	27,722
Debt obligations and structured securities	32,250	2	(15,951)	16,301
Other	13,924	1	(159)	13,766

	$479,354	$6,212	$(47,704)	$437,862

Securities measured at fair value
U.S. Government-sponsored agency securities				$2,511
Municipal obligations				103
Direct obligation and GSE mortgage-backed securities				93,918
Private label mortgage-backed securities				22,705

				$119,237

The Company conducts an other-than-temporary impairment analysis of its securities portfolio on a quarterly basis. The initial indication of other-than-temporary impairment for both debt and equity securities is a decline in the market value below the amount recorded for an investment, and the severity and duration of the decline. In determining whether an impairment is other-than-temporary, the Company considers the length of time and the extent to which the market value has been below cost, recent events specific to the issuer, including investment downgrades by rating agencies and economic conditions of its industry, and the Company’s ability and intent to hold the investment for a period of time sufficient to allow for any anticipated recovery. For marketable equity securities, the Company also considers the issuer’s financial condition, capital strength, and near-term prospects.

For debt securities and for our ARPS portfolio that are treated as debt securities for the purpose of other-than-temporary analysis, the Company also considers the cause of the price decline (general level of interest rates and industry-and issuer-specific factors), the issuer’s financial condition, near-term prospects and current ability to make future payments in a timely manner, the issuer’s ability to service debt, and any change in agencies’ ratings at evaluation date from acquisition date and any likely imminent action. For ARPS securities with a fair value below cost that is not attributable to the credit deterioration of the issuer, such as a decline in cash flows from the security or a downgrade in the security’s rating below investment grade, the Company may avoid recognizing an other-than-temporary impairment charge by asserting that it has the intent and ability to continue holding the securities for a sufficient period to allow for an anticipated recovery in market value. This assessment may include the intent and ability to hold the securities indefinitely.
At March 31, 2009, the Company was holding ARPS of six issuers with an aggregate fair value of $17.1 million and an aggregate unrealized loss of $1.0 million. The majority of these securities were below investment grade (i.e. are rated BBB- or lower) and continue to pay dividends. Since the Company no longer has the intent and ability to hold these securities indefinitely until they recover, and the ratings on these securities are below investment grade, the declines in fair value have been deemed to be other-than-temporary.
Gross unrealized losses at March 31, 2009 are primarily caused by interest rate changes, credit spread widening and reduced liquidity in applicable markets. The Company has reviewed securities on which there is an unrealized loss in accordance with its accounting policy for other-than-temporary impairment described above and recorded impairment charges totaling $38.4 million for the three months ended March 31, 2009. This includes $36.4 million related to impairment losses in the Company’s ARPS and $2.0 million related to a collateralized mortgage obligation (“CMO”).
The Company does not consider any other securities to be other-than-temporarily impaired as of March 31, 2009. However, without recovery in the near term such that liquidity returns to the applicable markets and spreads return to levels that reflect underlying credit characteristics, additional other-than-temporary impairments may occur in future periods. At March 31, 2009, the Company had the ability and intent to hold all securities with significant unrealized losses in the available-for-sale portfolio.
Information pertaining to securities with gross unrealized losses at March 31, 2009 and December 31, 2008, aggregated by investment category and length of time that individual securities have been in a continuous loss position follows:

March 31, 2009
	Less Than Twelve Months		Over Twelve Months
	Gross		Gross
	Unrealized	Fair	Unrealized	Fair
($ in thousands)	Losses	Value	Losses	Value

Securities held to maturity
Debt obligations and structured securities	$—	$—	$4,705	$919
Municipal Obligations	—	—	—	—
Other	—	—	—	—

	$—	$—	$4,705	$919

	March 31, 2009
	Less Than Twelve Months		Over Twelve Months
	Gross		Gross
	Unrealized	Fair	Unrealized	Fair
($ in thousands)	Losses	Value	Losses	Value
Securities available for sale
U.S. Treasury securities	$—	$—	$—	$—
Municipal obligations	55	1,922	—	—
Direct obligation and GSE mortgage-backed securities	237	34,843	541	22,045
Private label mortgage-backed securities	—	—	7,585	13,606
Adjustable-rate preferred stock	1,042	17,038	—	—
Debt obligations and structured securities	1,398	724	18,110	12,007
Other	—	—	26	12,849

	$2,732	$54,527	$26,262	$60,507

	December 31, 2008
	Less Than Twelve Months		Over Twelve Months
	Gross		Gross
	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value
Securities available for sale
U.S. Treasury securities	$—	$—	$—	$—
Municipal obligations	55	2,151	1	292
Direct obligation and GSE mortgage-backed securities	515	36,302	420	33,889
Private label mortgage-backed securities	2,695	3,047	2,779	10,404
Adjustable-rate preferred stock	5,255	6,770	19,874	10,023
Debt obligations and structured securities	1,125	888	14,826	15,300
Other	—	—	159	12,591

	$9,645	$49,158	$38,059	$82,499

At March 31, 2009 and December 31, 2008, 29 and 36 debt securities (excluding ARPS, debt obligations and other structured securities), respectively, have unrealized losses with aggregate depreciation of approximately 11.5% and 7.5%, respectively, from the Company’s amortized cost basis. These unrealized losses relate primarily to fluctuations in the current interest rate environment. In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and industry analysis reports. Since material downgrades have not occurred and management has the ability and intent to hold debt securities for the foreseeable future, none of the securities described in the above table or in this paragraph were deemed to be other than temporarily impaired.
At March 31, 2009 and December 31, 2008, 3 and 2 debt obligations and structured securities, respectively, have unrealized losses with aggregate depreciation of approximately 60.5% and 49.6%, respectively, from the Company’s amortized cost basis. These unrealized losses relate primarily to fluctuations in the current interest rate environment, and specifically to the widening of credit spreads on virtually all corporate and structured debt which began in 2007. All of these securities remained investment grade. Because the Company has the ability and intent to hold the investments until a recovery of fair value, which may be maturity, it does not consider these investments to be other than temporarily impaired.
At March 31, 2009 and December 31, 2008, 3 and 5 investments in ARPS, respectively, have unrealized losses with aggregate depreciation of 5.8% and 58.4%, respectively, from the Company’s amortized cost basis. This depreciation began in the third quarter of 2007. The decrease in unrealized losses on the ARPS portfolio is due to the other-than-temporary impairment charges mentioned previously as of March 31, 2009. The entire ARPS portfolio has now been other than temporarily impaired as of March 31, 2008.

At March 31, 2009, the combined net unrealized loss on our debt and other structured securities portfolios classified as available-for-sale was $19.5 million, compared with $16.0 million at December 31, 2008. The increase in unrealized losses is primarily due to additional losses from the impairment of the ARPS portfolio caused by continuing deterioration of the financial markets, which is the basis for the underlying debt in substantially all of the debt and other structured securities the Company holds. The Company is actively monitoring its debt and other structured securities portfolios classified as available-for-sale for declines in fair value that are considered other-than-temporary. These combined unrealized losses were not considered as other-than temporary as of March 31, 2009.
The following table summarizes the Company’s investment ratings position as March 31, 2009:

	Securities ratings profile
	As of March 31, 2009
		Investment- grade			Noninvestment-grade
(in thousands)	AAA	AA+ to AA-	A+ to A-	BBB+ to BBB-	BB+ and below	Totals

Municipal obligations	$7,585	$3,302	$6,900	$1,096	$—	$18,883
Direct & GSE mortgage-backed securities	469,241	—	—	—	—	469,241
Private label mortgage-backed securities	27,641	—	5,636	—	3,975	37,252
Adjustable-rate preferred stock	—	—	—	4,685	12,405	17,090
Debt obligations and structured securities	—	—	12,672	919	59	13,650

Total	$504,467	$3,302	$25,208	$6,700	$16,439	$556,116

(1)	The Company used the average credit rating of the combination of S&P, Moody’s and Fitch where ratings differed in the above table.

(2)	Securities values are shown at carrying value as of March 31, 2009. Unrated securities consist of CRA investments with a carrying value of $15.3 million, U.S. Treasury investments of $8.1 million, U.S. government-sponsored agency investments of $2.5 million and an other investment of $1.5 million.
The amortized cost and fair value of securities as of March 31, 2009, by contractual maturities, are shown below. The actual maturities of the mortgage-backed securities may differ from their contractual maturities because the loans underlying the securities may be repaid without any penalties. Therefore, these securities are listed separately in the maturity summary. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Fair
(in thousands)	Cost	Value

Securities held to maturity
Due in one year or less	$—	$—
Due after one year through five years	2,025	2,064
Due after five years through ten years	2,534	2,601
Due after ten years	6,624	1,932
Other	1,500	1,500

	$12,683	$8,097

Securities available for sale
Due in one year or less	$9,837	$9,832
Due after one year through five years	16,589	15,820
Due after five years through ten years	5,902	6,041
Due after ten years	39,051	19,432
Mortgage backed securities	390,549	391,664
Other	15,312	15,312

	$477,240	$458,101

Note 5. Loans
The components of the Company’s loan portfolio as of March 31, 2009 and December 31, 2008 are as follows (in thousands):

	March 31,	December 31,
	2009	2008

Construction and land development	$793,545	$820,874
Commercial real estate	1,827,223	1,763,392
Residential real estate	586,509	589,196
Commercial and industrial	806,818	860,280
Consumer	71,150	71,148
Less: net deferred loan fees	(9,504)	(9,179)

	4,075,741	4,095,711

Less:
Allowance for loan losses	(77,184)	(74,827)

	$3,998,557	$4,020,884

Information about impaired and nonaccrual loans as of March 31, 2009 and December 31, 2008 is as follows (in thousands):

	March 31,	December 31,
	2009	2008

Impaired loans with a specific valuation allowance under SFAS No. 114	$68,993	$71,540
Impaired loans without a specific valuation allowance under SFAS No. 114	127,624	106,863

Total impaired loans	$196,617	$178,403

Related allowance for loan losses on impaired loans	$21,200	$14,072
Total nonaccrual loans	$98,653	$58,302
Loans past due 90 days or more and still accruing	$53,239	$11,515
Average balance of impaired loans during the period	$187,510	$192,561
The Company is not committed to lend significant additional funds on these impaired loans.
As of March 31, 2009, $127.6 million of impaired loans do not have any specific valuation allowance under SFAS No. 114, “Accounting by Creditors for Impairment of a Loan” (SFAS 114). Pursuant to SFAS 114, a loan is impaired when both the contractual interest payments and the contractual principal payments of a loan are not expected to be collected as scheduled in the loan agreement. The $127.6 million of impaired loans without a specific valuation allowance as of March 31, 2009 are generally impaired due to delays or anticipated delays in receiving payments pursuant to the contractual terms of the loan agreements.
Changes in the allowance for loan losses for the three months ended March 31, 2009 and 2008 are as follows (in thousands):

	Three Months Ended
	March 31,
	2009	2008

Balance, beginning	$74,827	$49,305
Provision charged to operating expense	19,984	8,059
Recoveries of amounts charged off	450	103
Less amounts charged off	(18,077)	(6,628)

Balance, ending	$77,184	$50,839

Note 6. Goodwill and Other Intangible Assets
The Company’s annual goodwill impairment testing date is October 1. However, the Company’s stock price declined further during the first quarter of 2009 from $10.09 at December 31, 2008 to $4.56 at March 31, 2009. As a result of the significant decline in the stock price, the Company determined that it was necessary to perform an interim test for goodwill impairment as of March 31, 2009. The Company utilized the stock price as of March 31, 2009 in its determination of the enterprise fair value, and reconciled the estimated fair values of its reporting units to the total market capitalization, including a control premium. As a result of the March 31 goodwill impairment test, the Company determined that the Bank of Nevada reporting unit was impaired by $45.0 million. The goodwill impairment charge had no effect on the Company’s cash balances or liquidity. In addition, because goodwill is not included in the calculation of regulatory capital, the Company’s regulatory ratios were not affected by this non-cash expense. No assurance can be given that goodwill will not be further impaired in future periods.
The following table presents the changes in goodwill for the quarter ended March 31, 2009 (in thousands):

Three Months Ended
March 31, 2009
Balance, December 31, 2008	$78,966
Goodwill impairment charge	(45,000)

Balance, March 31, 2009	$33,966

Note 7. Borrowed funds
The Company has lines of credit available from the Federal Home Loan Bank (FHLB) and Federal Reserve Bank (FRB). Borrowing capacity is determined based on collateral pledged, generally consisting of securities and loans, at the time of the borrowing. The Company also has borrowings from other sources pledged by securities and loans. A summary of the Company’s borrowings as of March 31, 2009 and December 31, 2008 follows (in thousands):

	March 31,	December 31,
Short Term	2009	2008

FHLB and FRB advances (weighted average rate in 2009: 0.25% and 2008: 2.19%)	$300,000	$563,300
Other short term debt (weighted average rate in 2009: 4.60% and 2008: 4.87%)	20,000	22,820

Due in one year or less	$320,000	$586,120

Long Term
FHLB advances (weighted average rate in 2009: 4.78% and 2008: 4.77%)	$41,303	$41,515
Other long term debt (weighted average rate in 2009: 8.79% and 2008: 8.79%)	9,448	9,483

Due in over one year	$50,751	$50,998

Note 8. Income Tax Matters
The effective tax rate on net operating earnings for the first quarter of 2009 was 4.2% compared to 25.0% for the first quarter of 2008. This decrease in the effective tax rate was primarily due to the nondeductible goodwill impairment charge and deferred tax asset valuation allowance on impaired securities. The differences between the statutory federal income taxes and the effective taxes are summarized as follows (in thousands):

	March 31,	March 31,
	2009	2008

Computed “expected” tax expense (benefit)	$(31,577)	$1,956
Increase (decrease) resulting from:
State income taxes, net of federal benefits	(658)	70
Dividends received deductions	(164)	(147)
Bank owned life insurance	(180)	(280)
Tax-exempt income	(94)	(125)
Nondeductible expenses	106	85
Nondeductible goodwill impairment	15,750	—
Deferred tax asset valuation allowance	12,511	—
Other, net	529	(178)

	$(3,777)	$1,381

Deferred tax assets and liabilities are included in the financial statements at currently enacted income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes.
For the three months ended March 31, 2009, the net deferred tax assets decreased $2.8 million to $31.6 million. This decrease was primarily the result of a decrease in deferred tax assets related to unrealized securities losses.

As of March 31, 2009, a valuation allowance has been established in the amount of $12.5 million for certain deferred tax assets related to capital losses caused by the other-than-temporarily impairment of investments. Although realization is not assured, the Company believes that the realization of the recognized net deferred tax asset of $31.6 million is more likely than not based on expectations as to future federal taxable income. Further market deterioration could adversely affect our ability to fully realize the net deferred tax asset.
The Company’s income tax receivable of $42.3 million represents the estimated amount due from the federal government as of March 31, 2009. The income tax receivable and tax benefit in 2009 are primarily the result of a net operating loss from 2008 and a pretax net operating loss in the current period. In consideration of the net operating loss carryback availability from prior years, the Company believes that this income tax receivable will be realized in the current year.
Note 9. Commitments and Contingencies
In the normal course of business, the Company is involved in various legal proceedings. In the opinion of management, any liability resulting from such proceedings would not have a material adverse effect on the consolidated financial statements.
Financial instruments with off-balance sheet risk
A summary of the contract amount of the Company’s exposure to off-balance sheet risk is as follows (in thousands):

	March 31,	December 31,
	2009	2008

Commitments to extend credit, including unsecured loan commitments of $138,587 in 2009 and $139,971 in 2008	$885,678	$955,181
Credit card commitments and guarantees	242,854	214,681
Standby letters of credit, including unsecured letters of credit of $8,628 in 2009 and $7,642 in 2008	44,966	44,858

	$1,173,498	$1,214,720

Note 10. Stock-based Compensation
For the three months ended March 31, 2009, 491,000 stock options with a weighted average exercise price of $7.61 per share were granted to certain key employees and directors. The Company estimates the fair value of each option award on the date of grant using a Black-Scholes valuation model. The weighted average grant date fair value of these options was $3.73 per share. These stock options generally have a vesting period of four years and a contractual life of seven years.
As of March 31, 2009, there were 2.9 million options outstanding, compared with 2.6 million at March 31, 2008.
For the three months ended March 31, 2009 and March 31, 2008 the company recognized stock-based compensation expense related to all options of $0.5 million for each period, respectively.
During the three months ended March 31, 2009, 329,165 shares of restricted stock were also issued. The Company estimates the compensation cost for restricted stock grants based upon the grant date fair value. Generally, these restricted stock grants have a three year vesting period. The aggregate grant date fair value was $2.5 million.
There were approximately 818,000 and 625,000 restricted shares outstanding at March 31, 2009 and 2008, respectively. For the three months ended March 31, 2009 and March 31, 2008 the Company recognized stock-based compensation of $1.6 million and $1.7 million, respectively, related to the Company’s restricted stock plan.

Note 11. Fair Value of Financial Instruments
The estimated fair value of the Company’s financial instruments as of March 31, 2009 and December 31, 2008 is as follows:

	March 31, 2009		December 31, 2008
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

Financial assets:
Cash and due from banks	$224,315	$224,315	$136,791	$136,791
Federal funds sold	3,301	3,301	3,163	3,163
Securities held to maturity	7,978	8,097	8,278	8,382
Securities available for sale	458,101	458,101	437,862	437,862
Securities measured at fair value	117,482	117,482	119,237	119,237
Derivatives	2,888	2,888	1,963	1,963
Restricted stock	40,975	40,975	41,047	41,047
Loans, net	3,998,557	3,981,764	4,020,884	4,015,540
Accrued interest receivable	21,138	21,138	19,719	19,719

Financial liabilities:
Deposits	4,061,499	4,066,540	3,652,266	3,658,183
Accrued interest payable	4,689	4,689	4,294	4,294
Customer repurchases	272,258	272,258	321,004	321,004
Other borrowed funds	370,751	370,751	637,118	637,118
Junior subordinated debt	42,837	42,837	43,038	43,038
Subordinated debt	60,000	60,000	60,000	60,000
Derivatives	2,888	2,888	1,963	1,963
Interest rate risk
The Company assumes interest rate risk (the risk to the Company’s earnings and capital from changes in interest rate levels) as a result of its normal operations. As a result, the fair values of the Company’s financial instruments, as well as its future net interest income, will change when interest rate levels change and that change may be either favorable or unfavorable to the Company.
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
Fair value of commitments
The estimated fair value of the standby letters of credit at March 31, 2009 and December 31, 2008 is insignificant. Loan commitments on which the committed interest rate is less than the current market rate are also insignificant at March 31, 2009 and December 31, 2008.

Note 12. Segment Information
The Company provides a full range of banking services, as well as trust and investment advisory services through its eight consolidated subsidiaries. SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” (SFAS 131), provides for the identification of reportable segments on the basis of discreet business units and their financial information to the extent such units are reviewed by an entity’s chief operating decision maker (which can be an individual or group of management persons).
The Company adjusted its segment reporting composition in the second quarter of 2008 in accordance with SFAS 131. The Company’s reporting segments were modified to more accurately reflect the way the Company manages and assesses the performance of the business. The segments were changed to report the banking operations on a state-by-state basis rather than on a per bank basis, as was done in the past, and the Company also created new segments to report the asset management and credit card operations.
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
The accounting policies of the reported segments are the same as those of the Company as described in Note 1. Transactions between segments consist primarily of borrowings and loan participations. Federal funds purchases and sales and other borrowed funds transactions result in profits that are eliminated for reporting consolidated results of operations. Loan participations are recorded at par value with no resulting gain or loss. The Company allocates centrally provided services to the operating segments based upon estimated usage of those services
The following is a summary of selected operating segment information as of and for the periods ended March 31, 2009 and 2008:

				Asset	Credit Card		Intersegment	Consolidated
($ in thousands)	Nevada	California	Arizona	Management	Services	Other	Eliminations	Company

At March 31, 2009:
Assets	$3,529,805	$1,037,349	$886,285	$19,554	$31,830	$37,352	$(274,889)	$5,267,286
Gross loans and deferred fees	2,643,059	763,773	682,052	—	29,857	—	(43,000)	4,075,741
Less: Allowance for loan losses	(49,727)	(11,874)	(14,149)	—	(1,434)	—	—	(77,184)

Net loans	2,593,332	751,899	667,903	—	28,423	—	(43,000)	3,998,557

Deposits	2,367,063	967,005	733,034	—	—	—	(5,603)	4,061,499
Stockholders’ equity	279,079	76,860	64,457	17,120	(1,601)	(8,977)	—	426,938

Number of branches	21	9	11	—	—	—	—	41
Number of full-time employees	616	193	150	48	34	43	—	1,084

Three Months Ended March 31, 2009:
Net interest income	$32,647	$10,815	$7,728	$15	$361	$(836)	$—	$50,730
Provision for loan losses	10,760	3,283	5,483	—	458	—	—	19,984

Net interest income after provision for loan losses	21,887	7,532	2,245	15	(97)	(836)	—	30,746
Gain (loss) on sale of securities	7	—	—	—	—	—	—	7
Mark-to-market gains (losses), net	(18,570)	(3,191)	(525)	—	—	(5,655)	(6,456)	(34,397)
Net gain (loss) on sale of OREO	(2,561)	—	(2,375)	—	—	—	—	(4,936)
Noninterest income, excluding securities and fair value gains (losses)	2,787	808	1,332	2,244	295	349	(958)	6,857
Noninterest expense	(66,241)	(8,703)	(6,556)	(2,218)	(2,658)	(3,078)	958	(88,496)

Income (loss) before income taxes	(62,691)	(3,554)	(5,879)	41	(2,460)	(9,220)	(6,456)	(90,219)
Income tax expense (benefit)	1,446	1,665	(1,907)	85	(859)	(1,947)	(2,260)	(3,777)

Net income (loss)	$(64,137)	$(5,219)	$(3,972)	$(44)	$(1,601)	$(7,273)	$(4,196)	$(86,442)

				Asset	Credit Card		Intersegment	Consolidated
($ in thousands)	Nevada	California	Arizona	Management	Services	Other	Eliminations	Company

At March 31, 2008:
Assets	$3,644,621	$799,705	$768,970	$19,893	$7,211	$4,886	$(47,983)	$5,197,303
Gross loans and deferred fees	2,567,906	593,918	597,063	—	6,745	—	(43,000)	3,722,632
Less: Allowance for loan losses	(37,097)	(6,037)	(7,497)	—	(208)	—	—	(50,839)

Net loans	2,530,809	587,881	589,566	—	6,537	—	(43,000)	3,671,793

Deposits	2,431,917	533,915	668,922	—	—	—	(4,490)	3,630,264
Stockholders’ equity	433,824	65,262	54,066	17,536	—	(76,728)	—	493,960

Number of branches	20	9	11	—	—	—	—	40
Number of full-time employees	599	149	135	46	17	33	—	979

Three Months Ended March 31, 2008:
Net interest income	$32,512	$8,521	$7,297	$29	$(81)	$(1,416)	$—	$46,862
Provision for loan losses	6,573	553	725	—	208	—	—	8,059

Net interest income after provision for loan losses	25,939	7,968	6,572	29	(289)	(1,416)	—	38,803
Gain (loss) on sale of securities	3	—	158	—	—	—	—	161
Mark-to-market gains (losses), net	(9,787)	(122)	(166)	—	—	6,219	—	(3,856)
Net gain (loss) on sale of OREO	—	—	380	—	—	—	—	380
Noninterest income, excluding securities and fair value gains (losses)	3,574	521	1,514	2,807	156	—	(534)	8,038
Noninterest expense	(19,245)	(6,386)	(6,465)	(2,818)	(2,009)	(1,614)	534	(38,003)

Income (loss) before income taxes	484	1,981	1,993	18	(2,142)	3,189	—	5,523
Income tax expense (benefit)	(390)	824	707	68	(889)	1,061	—	1,381

Net income (loss)	$874	$1,157	$1,286	$(50)	$(1,253)	$2,128	$—	$4,142

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 and our unaudited consolidated financial statements and related footnotes in the Quarterly Report on Form 10-Q. Unless the context requires otherwise, the terms “Company,” “us,” “we,” and “our” refer to Western Alliance Bancorporation and its wholly-owned subsidiaries on a consolidated basis.
Forward-Looking Information
Certain statements contained in this document, including, without limitation, statements containing the words “may,” “will,” “should,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or the negative of these terms or other comparable terminology, constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Act of 1934. Forward-looking statements relate to expectations, beliefs, projections, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. Except as required by law, we disclaim any obligation to update any such forward-looking statements or to publicly announce the results of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.
The forward-looking statements contained in this Quarterly Report on Form 10-Q reflect our current views about future events and financial performance and are subject to risks, uncertainties, assumptions and changes in circumstances that may cause our actual results to differ significantly from historical results and those expressed in any forward-looking statement. Some factors that could cause actual results to differ materially from historical or expected results include:
•	the decline in economic conditions and disruptions to the financial markets around the world;

•	recent legislative and regulatory initiatives and the rules and regulations that might be promulgated thereunder;

•	the soundness of other financial institutions with which we do business;

•	our ability to raise capital, attract deposits and our ability to borrow from the FDIC and the Federal Reserve;

•	the effect of fair value accounting on the financial instruments that we hold;

•	the possibility of asset, including goodwill, write-downs;

•	defaults on our loan portfolio;

•	changes in management’s estimate of the adequacy of the allowance for loan losses;

•	our ability to recruit and retain qualified employees, especially seasoned relationship bankers;

•	inflation, interest rate, market and monetary fluctuations;

•	changes in gaming or tourism in Las Vegas, Nevada, our primary market area;

•	risks associated with the execution of our business strategy and related costs;

•	increased lending risks associated with our concentration of commercial real estate, construction and land development and commercial and industrial loans;

•	competitive pressures among financial institutions and businesses offering similar products and services;

•	the effects of interest rates and interest rate policy; and

•	other factors affecting the financial services industry generally or the banking industry in particular.
For more information regarding risks that may cause our actual results to differ materially from any forward-looking statements, see “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008 for additional information.
Overview
During the first quarter of 2009, we continued to be challenged by difficult economic conditions in our primary markets and the economic downturn generally, which caused further significant reserves to our loan portfolio, a goodwill impairment charge at one of our bank affiliates and write-downs in our securities portfolio. While our nonperforming assets increased significantly during the quarter, we do see signs of a deceleration in the rate of contraction in our market areas. We remain focused on proactively addressing credit issues.
Loans for the quarter ended March 31, 2009 declined $20.0 million, or 0.5%, as compared to loan growth of $89.6 million, or 2.5% for the same period in 2008. Deposit growth was $409.2 million ($291.3 million organic), or 11.2% for the three months ended March 31, 2009, compared to growth of $83.3 million, or 2.3% for the same period in 2008. We reported a net loss of $86.4 million, or $2.33 loss per diluted share, for the quarter ended March 31, 2009, as compared to net income of $4.1 million, or $0.14 per diluted share, for the same period in 2008. The net loss is primarily due to securities impairment charges of $38.4 million, a non-cash goodwill impairment charge of $45.0 million and an $11.9 million increase to the provision for loan losses caused by challenging economic conditions, which was partially offset by a $10.5 million decrease in interest expense due to lower costs of funds compared to the same period in the prior year. Noninterest income, excluding securities impairment charges, increases in fair value of financial instruments measured at fair value and gains and losses on OREO for the quarter ended March 31, 2009 decreased 14.7% from the same period in the prior year due to decreases in investment advisory revenues, income from bank owned life insurance and other fee revenue. Noninterest expense for the quarter ended March 31, 2009 increased $50.5 million, or 132.9%, from the same period in 2008, due primarily to a $45.0 million non-cash goodwill impairment charge. Branch expansion is expected to be nominal in 2009.
Selected financial highlights are presented in the table below.

Western Alliance Bancorporation and Subsidiaries
Summary Consolidated Financial Data
Unaudited

	At or for the three months
	ended March 31,
	2009	2008	Change %

Selected Balance Sheet Data:
($ in millions)
Total assets	$5,267.3	$5,197.3	1.3%
Gross loans, including net deferred fees	4,075.7	3,722.6	9.5
Securities	583.6	731.1	(20.2)
Federal funds sold and other	3.3	59.0	(94.4)
Deposits	4,061.5	3,630.3	11.9
Borrowings	370.8	696.4	(46.8)
Junior subordinated and subordinated debt	102.8	116.0	(11.4)
Stockholders’ equity	426.9	494.0	(13.6)

Selected Income Statement Data:
($ in thousands)
Interest income	$70,168	$76,792	(8.6)%
Interest expense	19,438	29,930	(35.1)

Net interest income	50,730	46,862	8.3
Provision for loan losses	19,984	8,059	148.0

Net interest income after provision for loan losses	30,746	38,803	(20.8)
Investment security gains (losses), net	7	161	(95.7)
Derivative gains	(63)	43	(246.5)
Securities impairment charges	(38,405)	(5,280)	627.4
Unrealized gains (losses) on assets and liabilities measured at fair value, net	4,071	1,381	194.8
Net gain (loss) on sale of OREO	(4,936)	380	(1,398.9)
Noninterest income, excluding securities and fair value gains (losses)	6,857	8,038	(14.7)
Noninterest expense	88,496	38,003	132.9

Income (loss) before income taxes	(90,219)	5,523	(1,733.5)
Income tax expense (benefit)	(3,777)	1,381	(373.5)

Net Income (loss)	$(86,442)	$4,142	(2,187.0)

Intangible asset amortization expense, net of tax	$614	$513	19.8

GAAP to Non-GAAP Reconciliation of Income Data: (1)
Net Income (loss) as reported	$(86,442)	$4,142	(2,187.0)%

Add backs (deductions):
Investment securities (gains) losses, net	(7)	(161)	(95.7)
Derivative (gains) losses	63	(43)	(246.5)
Securities impairment charges	38,405	5,280	627.4
Unrealized gains (losses) on assets and liabilities measured at fair value, net	(4,071)	(1,381)	194.8
Goodwill impairment charges	45,000	—

Pre-tax add backs (deductions)	79,390	3,695	2,048.6
Income tax effect of add backs (reductions)	993	(2,073)	(147.9)

Total add backs (reductions), net of tax	80,383	1,622	4,855.8

Net operating income (loss)	$(6,059)	$5,764	(205.1)

Western Alliance Bancorporation and Subsidiaries
Summary Consolidated Financial Data (Continued)
Unaudited

	At or for the three months
	ended March 31,
	2009	2008	Change %

Common Share Data:
Basic net income (loss) per share	$(2.33)	$0.14	(1,766.4)%
Diluted net income (loss) per share	(2.33)	0.14	(1,766.4)%
Book value per share	7.73	16.34	(52.7)
Tangible book value per share (net of tax) (2)	6.52	8.36	(22.0)
Average shares outstanding (in thousands):
Basic	38,096	29,544	28.9
Diluted	38,096	30,547	24.7
Common shares outstanding	38,956	30,230	28.9

Selected Performance Ratios:
Return on average assets	(6.65)%	0.33%	(2,115.2)%
Return on average tangible assets (3)	(6.78)	0.34	(2,094.1)
Return on average stockholders’ equity	(70.21)	3.28	(2,240.5)
Return on average tangible stockholders’ equity (4)	(87.70)	6.25	(1,503.2)
Net interest margin (6)	4.39	4.20	4.5
Net interest spread	3.98	3.54	12.4
Loan to deposit ratio	100.35	102.54	(2.1)

Non-GAAP Selected Financial and Liquidity Ratios: (1)
Net operating return on average assets	(0.47)%	0.45%	(204.4)%
Net operating return on average tangible assets (3)	(0.48)	0.47	(202.1)
Net operating return on average stockholders’ equity	(4.92)	4.56	(207.9)
Net operating return on average tangible stockholders’ equity (4)	(6.15)	8.70	(170.7)
Net operating efficiency ratio — tax equivalent basis (5)	75.00	68.66	9.2

Selected Capital Ratios:
Tangible Common Equity	4.7%	5.1%	(7.8)%
Tier 1 Leverage ratio	8.4	7.4	12.2
Tier 1 Risk Based Capital	9.4	7.7	20.8
Total Risk Based Capital	12.0	10.1	17.8

Selected Asset Quality Ratios:
Net charge-offs to average loans outstanding (annualized)	1.72%	0.70%	145.7%
Nonaccrual loans to gross loans	2.42	0.26	830.8
Nonaccrual loans and OREO to total assets	2.17	0.32	578.1
Loans past due 90 days and still accruing to total loans	1.30	0.09	1,344.4
Allowance for loan losses to gross loans	1.89	1.37	38.2
Allowance for loan losses to nonaccrual loans	78.24	518.13	(84.9)

(1)	The Non-GAAP Selected Income, Financial Data and Liquidity Ratios exclude goodwill impairment charges, security impairment charges and securities and fair value gains (losses). Net income (loss), measured in accordance with GAAP, is the principal and most useful measure of earnings and provides comparability of earnings with other companies. However, management believes presenting these non-GAAP measures provide investors with the ability to understand the Company’s underlying operating trends.

(2)	Tangible book value per share (net of tax) represents stockholders’ equity less intangibles, adjusted for deferred taxes related to intangibles, as a percentage of the shares outstanding at the end of the period.

(3)	Return on average tangible assets represents net income (loss) as a percentage of average total assets less average intangible assets.

(4)	Return on average tangible stockholders’ equity represents net income (loss) as a percentage of average total stockholders’ equity less average intangible assets.

(5)	Net operating efficiency ratio represents noninterest expenses as a percentage of the total of net interest income plus noninterest income, excluding OREO gains (losses) and security and fair value gains (losses), tax equivalent basis.

(6)	Net interest margin represents net interest income as a percentage of average interest-earning assets.

Primary Factors in Evaluating Financial Condition and Results of Operations
As a bank holding company, we focus on several factors in evaluating our financial condition and results of operations, including:
•	Return on Average Equity (ROE) and Return on Average Tangible Equity (ROTE);

•	Return on Average Assets (ROA) and Return on Average Tangible Assets (ROTA);

•	Asset Quality;

•	Asset and Deposit Growth; and

•	Operating Efficiency.
Return on Average Equity and Average Tangible Equity. For the three months ended March 31, 2009 we suffered a net loss of $86.4 million compared to net income of $4.1 million for the three months ended March 31, 2008. The net loss was primarily due to securities impairment charges of $38.4 million, a non-cash goodwill impairment charge of $45.0 million and an $11.9 million increase to the provision for loan losses caused by challenging economic conditions, which was partially offset by a $10.5 million decrease in interest expense due to lower costs of funds. Basic and diluted loss per share was $2.33 for the three months ended March 31, 2009 compared to basic and diluted earnings per share of $0.14 for the same period in 2008. Stockholders’ equity decreased $68.6 million from the quarter ended December 31, 2008 due to a net loss available to common stockholders of $88.9 million (which includes $2.4 million in preferred stock dividends and accretion), partially offset by a $12.8 million decrease in accumulated other comprehensive loss for the quarter ended March 31, 2009. The decrease in net income and equity resulted in an ROE of (70.21)% for the three months ended March 31, 2009 compared to 3.28% for the three months ended March 31, 2008 and an ROTE of (87.70)% for the three months ended March 31, 2009 compared to 6.25% for the three months ended March 31, 2008.
Return on Average Assets and Average Tangible Assets. Our ROA for the three months ended March 31, 2009 decreased to (6.65)% compared to 0.33% for the same period in 2008. The ROTA decreased to (6.78)% from 0.34% for the same period in 2008. The decrease in ROA and ROTA is primarily due to the net loss including impairment charges discussed above.
Asset Quality. For all banks and bank holding companies, asset quality plays a significant role in the overall financial condition of the institution and results of operations. We measure asset quality in terms of nonaccrual loans as a percentage of gross loans, and net charge-offs as a percentage of average loans. Net charge-offs are calculated as the difference between charged-off loans and recovery payments received on previously charged-off loans. As of March 31, 2009, impaired loans, including nonaccrual loans, were $196.6 million compared to $51.3 million at March 31, 2008. Nonaccrual loans as a percentage of gross loans as of March 31, 2009 were 2.42% compared to 0.26% as of March 31, 2008. For the three months ended March 31, 2009 and March 31, 2008, annualized net charge-offs as a percentage of average loans were 1.72% and 0.70%, respectively.
Asset and Deposit Growth. The ability to produce loans and generate deposits is fundamental to our asset growth. Our assets and liabilities are comprised primarily of loans and deposits, respectively. Total assets increased 1.3% to $5.3 billion as of March 31, 2009 from $5.2 billion as of March 31, 2008. Gross loans grew 9.5% to $4.1 billion as of March 31, 2009 from $3.7 billion as of March 31, 2008. Total deposits increased 11.9% (8.6% organic) to $4.1 billion ($3.9 billion organic) as of March 31, 2009 from $3.6 billion as of March 31, 2008.
Operating Efficiency. Operating efficiency is measured in terms of how efficiently income before income taxes is generated as a percentage of revenue. Excluding the goodwill impairment charge, our tax-

equivalent net operating efficiency ratio (noninterest expenses divided by the sum of net interest income and noninterest income, excluding gains (losses) on OREO and security and fair value gains (losses), tax adjusted) was 75.00% for the three months ended March 31, 2009, compared to 68.66% for the same period in 2008. The increase was primarily driven by increases in salaries and employee benefits, customer service related expenses, insurance related expenses, and legal and professional fees included in noninterest expense. Our branch expansion has slowed significantly, which should lead to a lower efficiency ratio in future periods as the recently opened branches become more profitable.
Subsequent Events
Our Bank of Nevada subsidiary recently received a notice from the holder of $60 million in subordinated debt issued by the Bank asserting an event of default based on the Bank’s receipt of a notice from banking regulators regarding additional informal supervisory oversight of the Bank, which notice was previously disclosed in our Annual Report on Form 10-K. The asserted event of default would convert the interest rate on this debt from a LIBOR-based rate to Prime Rate-based rate, effective July 1, 2009. As asserted, the new interest rate would be the holder’s Prime Rate + 0.13%, on a blended basis. Although the relationship between LIBOR and the Prime Rate fluctuates, we estimate that the after tax increase in interest payments due to this conversion would be approximately $75,000 per quarter. The notice further asserts that the Bank may not, during the continuance of the asserted default, pay any dividends or make any loans to Western Alliance Bancorporation. The notice reserves all of the holder’s other rights and remedies, but does not specify or assert any such rights or remedies, which could include, among other things, the acceleration of the subordinated debt subject to FDIC approval and a further increased interest rate. We do not believe that the additional oversight is material and intend to contest the holder’s assertion that an event of default has occurred. We also do not believe that the asserted increase in interest rate or restriction on dividends and loans will have any material effect on our financial condition or operations. An event of default under this subordinated debt will not result in a cross-default under any other outstanding indebtedness of either the Company or the Bank.
Critical Accounting Policies
The Notes to our Audited Consolidated Financial Statements for the year ended December 31, 2008 contain a summary of our significant accounting policies, including discussions on recently issued accounting pronouncements, our adoption of them and the related impact of their adoption. The Notes to our Unaudited Consolidated Financial Statements for the quarter ended March 31, 2009 contain a summary of recent accounting pronouncements. We believe that certain of these policies, along with various estimates that we are required to make in recording our financial transactions, are important to have a complete picture of our financial position. In addition, these policies require us to make complex and subjective judgments, many of which include matters with a high degree of uncertainty. The discussion of these critical accounting policies and significant estimates can be found in Note 1 of the Audited Consolidated Financial Statements filed with the Company’s Annual Report on Form 10-K. See Note 1 to the Unaudited Consolidated Financial Statements included herein for information regarding recent pronouncements.
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
The following table sets forth a summary financial overview for the three months ended March 31, 2009 and 2008.

	March 31,		Increase
	2009	2008	(Decrease)
	(in thousands, except per share amounts)
Consolidated Statement of Operations Data:
Interest income	$70,168	$76,792	$(6,624)
Interest expense	19,438	29,930	(10,492)

Net interest income	50,730	46,862	3,868
Provision for loan losses	19,984	8,059	11,925

Net interest income after provision for loan losses	30,746	38,803	(8,057)
Investment security gains, net	7	161	(154)
Derivative gains (losses)	(63)	43	(106)
Securities impairment charges	(38,405)	(5,280)	(33,125)
Unrealized losses on assets and liabilities measured at fair value, net	4,071	1,381	2,690
Net gain (loss) on sale of OREO	(4,936)	380	(5,316)
Noninterest income, excluding security and fair value gains/(losses)	6,857	8,038	(1,181)
Noninterest expense	88,496	38,003	50,493

Net income (loss) before income taxes	(90,219)	5,523	(95,742)
Income tax expense (benefit)	(3,777)	1,381	(5,158)

Net income (loss)	$(86,442)	$4,142	$(90,584)

Net income (loss) available to common stockholders	$(88,874)	$4,142	$(93,016)

Earnings (loss) per share — basic	$(2.33)	$0.14	$(2.47)

Earnings (loss) per share — diluted	$(2.33)	$0.14	$(2.47)

The net loss of $86.4 million in the first quarter 2009 was due primarily to securities impairment charges of $38.4 million, a non-cash goodwill impairment charge of $45.0 million and a $11.9 million increase to the provision for loan losses caused by challenging economic conditions, which was partially offset by a $10.5 million decrease in interest expense due to lower costs of funds compared with the same period in 2008.
Net Interest Income and Net Interest Margin. The 8.3% increase in net interest income for the three months ended March 31, 2009 compared to the same period in 2008 was due to a decrease in interest expense mentioned above, partially offset by a decrease in interest income of $6.6 million, reflecting the effect of a lower average yield on our average interest-bearing assets.
The average yield on our interest-earning assets was 6.06% for the three months ended March 31, 2009, compared to 6.85% for the same period in 2008. The decrease in the yield on our interest-earning assets is a result of a decrease in market rates, repricing on our adjustable rate loans, and new loans originated with lower interest rates because of the lower interest rate environment.
The average cost of our interest-bearing liabilities decreased to 2.08% in the three months ended March 31, 2009, from 3.32% in the three months ended March 31, 2008, which is a result of lower rates paid on deposit accounts and borrowings due to a lower interest rate environment.
Average Balances and Average Interest Rates. The tables below set forth balance sheet items on a daily average basis for the three months ended March 31, 2009 and 2008 and present the daily average interest rates earned on assets and the daily average interest rates paid on liabilities for such periods. Nonaccrual loans have been included in the average loan balances. Securities include securities available for sale, securities held to maturity and securities carried at market value pursuant to SFAS 159 elections. Yields on tax-exempt securities and loans are computed on a tax equivalent basis.

	Three Months Ended March 31,
($ in thousands)	2009			2008
	Average		Average	Average		Average
	Balance	Interest	Yield/Cost	Balance	Interest	Yield/Cost (6)
Earning Assets
Securities:
Taxable	$501,861	$6,243	5.04%	$675,320	$9,750	5.81%
Tax-exempt (1)	77,359	649	5.50%	75,516	776	6.36%

Total securities	579,220	6,892	5.11%	750,836	10,526	5.86%
Federal funds sold	12,150	23	0.77%	16,725	115	2.77%
Loans (1) (2) (3)	4,088,223	63,253	6.27%	3,724,195	65,704	7.10%
Investment in restricted stock	41,036	—	0.00%	40,825	447	4.40%

Total earnings assets	4,720,629	70,168	6.06%	4,532,581	76,792	6.85%
Non-earning Assets
Cash and due from banks	153,533			101,319
Allowance for loan losses	(77,354)			(50,626)
Bank owned life insurance	90,770			88,367
Other assets	383,741			452,608

Total assets	$5,271,319			$5,124,249

Interest-Bearing Liabilities
Sources of Funds
Interest-bearing deposits:
Interest checking	248,314	701	1.14%	263,576	1,263	1.93%
Savings and money market	1,458,951	7,113	1.98%	1,575,957	10,641	2.72%
Time deposits	1,108,293	7,836	2.87%	699,658	7,610	4.37%

Total interest-bearing deposits	2,815,558	15,650	2.25%	2,539,191	19,514	3.09%
Short-term borrowings	799,743	1,800	0.91%	916,553	7,580	3.33%
Long-term debt	70,976	725	4.14%	52,263	715	5.50%
Junior sub. & subordinated debt	103,036	1,263	4.97%	122,167	2,121	6.98%

Total interest-bearing liabilities	3,789,313	19,438	2.08%	3,630,174	29,930	3.32%
Noninterest-Bearing Liabilities
Noninterest-bearing demand deposits	954,839			965,866
Other liabilities	27,837			20,056
Stockholders’ equity	499,330			508,153

Total liabilities and stockholders’ equity	$5,271,319			$5,124,249

Net interest income and margin (4)		$50,730	4.39%		$46,862	4.20%

Net interest spread (5)			3.98%			3.54%

(1)	Yields, but not interest income, on loans and securities have been adjusted to a tax equivalent basis.

(2)	Net loan fees of $1.3 million are included in the yield computation for both March 31, 2009 and 2008, respectively.

(3)	Includes average nonaccrual loans of approximately $78.5 million in 2009 and $13.8 million in 2008.

(4)	Net interest margin is computed by dividing net interest income by total average earning assets.

(5)	Net interest spread represents average yield earned on interest-earning assets less the average rate paid on interest-bearing liabilities.

(6)	Annualized.
Net Interest Income. The table below demonstrates the relative impact on net interest income of changes in the volume of earning assets and interest-bearing liabilities and changes in rates earned and paid by us on such assets and liabilities. For purposes of this table, nonaccrual loans have been included in the average loan balances.

	Three Months Ended March 31,
	2009 v. 2008
	Increase (Decrease)
	Due to Changes in (1)
	Volume	Rate	Total
		(in thousands)
Interest on securities:
Taxable	$(2,158)	$(1,349)	$(3,507)
Tax-exempt	15	(142)	(127)
Federal funds sold	(9)	(83)	(92)
Loans	5,632	(8,083)	(2,451)
Other investment	—	(447)	(447)

Total interest income	3,480	(10,104)	(6,624)

Interest expense:
Interest checking	(43)	(519)	(562)
Savings and Money market	(570)	(2,958)	(3,528)
Time deposits	2,889	(2,663)	226
Short-term borrowings	(263)	(5,517)	(5,780)
Long-term debt	191	(181)	10
Junior subordinated debt	(235)	(623)	(858)

Total interest expense	1,969	(12,461)	(10,492)

Net increase	$1,511	$2,357	$3,868

(1)	Changes due to both volume and rate have been allocated to volume changes.

(2)	Changes due to mark-to-market gains/losses under SFAS 159 have been allocated to volume changes.
Provision for Loan Losses. The provision for loan losses in each period is reflected as a charge against earnings in that period. The provision is equal to the amount required to maintain the allowance for loan losses at a level that, in our judgment, is adequate to absorb probable loan losses inherent in the loan portfolio.
Our provision for loan losses was $20.0 million for the three months ended March 31, 2009, compared to $8.1 million for the same period in 2008. Factors that impact the provision for loan losses are net charge-offs or recoveries, changes in the size and mix of the loan portfolio, the recognition of changes in current risk factors and specific reserves on impaired loans.
Noninterest Income. We earn noninterest income primarily through fees related to:
•	Trust and investment advisory services,

•	Services provided to deposit customers,

•	Services provided to current and potential loan customers,

•	Bank owned life insurance, and

•	Other noninterest income, which consists primarily of equipment lease income and credit card fees.
The following tables present, for the periods indicated, the major categories of noninterest income:

	Three Months Ended
	March 31,		Increase
	2009	2008	(Decrease)
		(in thousands)
Trust and investment advisory services	$2,237	$2,796	$(559)
Service charges	1,682	1,427	255
Income from bank owned life insurance	514	800	(286)
Other	2,424	3,015	(591)

Total nonnterest income, excluding securities and fair value gains (losses) and OREO gains(losses)	$6,857	$8,038	$(1,181)

The $1.2 million, or 14.7%, decrease in noninterest income, excluding net investment securities gains, gain/loss on OREO and net unrealized gain/loss on assets and liabilities measured at fair value, from the three months ended March 31, 2009 to the same period in 2008 was due to decreases in investment advisory revenues, income from bank owned life insurance, other fee revenue and prior year non-recurring income amounts of approximately $0.7 million.
Assets under management at Miller/Russell and Associates were $945 million at March 31, 2009, down 31.5% from $1.38 billion at March 31, 2008. This decline is due primarily to decreases in trust assets and lower market valuations. At Premier Trust, assets under management decreased 13.1% from $327 million to $284 million from March 31, 2008 to March 31, 2009. Assets under management at Shine Investment Advisory Services decreased 24.9% from $408 million as of March 31, 2008 to $307 million at March 31, 2009. Overall decline in assets under management resulted in a 25.0% decrease in trust and advisory fee revenue for the three month period ending March 31, 2009 as compared to the three month period ending March 31, 2008.
Service charges increased 17.9%, or $0.3 million, from 2008 to 2009, due to higher deposit balances and the growth in our customer base.
Other noninterest income decreased 19.6%, or $0.6 million, from 2008 to 2009, due to the exclusion of benefiting from prior year non-recurring income amounts of approximately $0.7 million.
Unrealized Gains/Losses on Assets and Liabilities Measured at Fair Value. During the three month period ended March 31, 2009, we recognized net unrealized gains on assets and liabilities measured at fair value of $4.1 million. These gains are primarily the result of unrealized gains on our mortgage-backed securities portfolio.
Noninterest Expense. The following table presents, for the periods indicated, the major categories of noninterest expense:

	Three Months Ended
	March 31,		Increase
	2009	2008	(Decrease)
	(in thousands)
Salaries and employee benefits	$24,824	$21,934	$2,890
Occupancy	5,271	5,028	243
Customer service	2,485	1,200	1,285
Insurance	1,648	972	676
Advertising and other business development	1,597	2,100	(503)
Legal, professional and director fees	1,373	931	442
Data processing	1,137	769	368
Intangible amortization	945	789	156
Telephone	496	401	95
Audits and exams	466	648	(182)
Supplies	460	371	89
Travel and automobile	410	338	72
Correspondent banking service charges and wire transfer costs	400	301	99
Goodwill impairment charge	45,000	—	45,000
Other	1,984	2,221	(237)

Total noninterest expense	$88,496	$38,003	$50,493

Noninterest expense grew $50.5 million from the three months ended March 31, 2009 compared to the same period in 2008. This increase is attributable specifically to a $45.0 million non-cash goodwill impairment and our overall growth. At March 31, 2009, we had 1,084 full-time equivalent employees compared to 979 at March 31, 2008.
Insurance expense increased $0.7 million from the three months ended March 31, 2009 compared to the same period in 2008 primarily due to significant FDIC depository insurance rate increases assessed for the 2009 period.
Intangible amortization increased $0.2 million from the three months ended March 31, 2009 to the same period in 2008 as a result of decreases in the estimated amortizable lives of the core deposit intangibles acquired through prior acquisitions.
Financial Condition
Total Assets
On a consolidated basis, our total assets as of March 31, 2009 and December 31, 2008 were $5.3 billion and $5.2 billion, respectively. Assets experienced growth from the period ending March 31, 2008 to the period ending March 31, 2009 of $70.0 million, or 1.3%, including loan growth of $353.1 million, or 9.5%, offset by decreases in the securities portfolio of $147.5 million, or 20.2%.
Loans
Our gross loans, including deferred loan fees, on a consolidated basis were $4.1 billion as of March 31, 2009 and December 31, 2008.
The following table shows the amounts of loans outstanding by type of loan at the end of each of the periods indicated.

	March 31,	December 31,
	2009	2008
	(in thousands)
Construction and land development	$793,545	$820,874
Commercial real estate	1,827,223	1,763,392
Residential real estate	586,509	589,196
Commercial and industrial	806,818	860,280
Consumer	71,150	71,148
Less: Net deferred loan fees	(9,504)	(9,179)

Gross loans, net of deferred fees	4,075,741	4,095,711
Less: Allowance for loan losses	(77,184)	(74,827)

	$3,998,557	$4,020,884

Nonperforming Assets
Nonperforming assets include loans past due 90 days or more and still accruing interest, nonaccrual loans, restructured loans, and other real estate owned, or OREO. In general, loans are placed on nonaccrual status when we determine timely recognition of interest to be in doubt due to the borrower’s financial condition and collection efforts. Restructured loans have modified terms to reduce either principal or interest due to deterioration in the borrower’s financial condition. OREO results from loans where we have received physical possession of the borrower’s assets. The Company attempts to sell OREO properties relatively quickly, which generally results in a sales price of an amount lower than we may have received if we had marketed the property for a longer period. This practice has resulted in losses of $4.9 million taken on OREO properties for the three months ended March 31, 2009 and may continue in the future.
The following table summarizes the loans for which the accrual of interest has been discontinued, loans past due 90 days or more and still accruing interest, restructured loans, and OREO

	March 31,	December 31,
	2009	2008
	($ in thousands)
Total nonaccrual loans	$98,653	$58,302
Loans past due 90 days or more and still accruing	53,239	11,515

Total nonperforming loans	151,892	69,817

Restructured loans	22,396	15,605
Other impaired loans, excluding restructured loans	22,329	92,981

Total impaired loans, including nonperforming loans	$196,617	$178,403

Other real estate owned (OREO)	$15,455	$14,545
Nonaccrual loans to gross loans	2.42%	1.42%
Loans past due 90 days or more and still accruing to total loans	1.30	0.28
Interest income received on nonaccrual loans during the period	$225	$488
Interest income that would have been recorded under the original terms of the nonaccrual loans during the period	$2,072	$1,827

The composite of nonaccrual loans were as follows as of the dates indicated:

	At March 31, 2009			At December 31, 2008
	Nonaccrual		Percent of	Nonaccrual		Percent of
($ in thousands)	Balance	%	Total Loans	Balance	%	Total Loans
Construction and land development	$53,094	53.82%	1.30%	$28,279	48.50%	0.68%
Residential real estate	23,383	23.70%	0.57%	15,062	25.84%	0.37%
Commercial real estate	13,053	13.23%	0.32%	9,329	16.00%	0.23%
Commercial and industrial	8,906	9.03%	0.22%	5,614	9.63%	0.14%
Consumer	217	0.22%	0.01%	18	0.03%	0.00%

Total nonaccrual loans	$98,653	100.00%	2.42%	$58,302	100.00%	1.42%

As of March 31, 2009 and December 31, 2008, nonaccrual loans totaled $98.7 million and $58.3 million, respectively. Nonaccrual loans at March 31, 2009 consisted of 160 loans with the highest single customer loan balance of $7.4 million. The increase in total nonaccrual loans is primarily due to increases in the length of time to market and sell real estate projects and the overall decline in our local markets related to the challenging economic environment.
Impaired Loans
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
As of March 31, 2009 and December 31, 2008 the aggregate total amount of loans classified as impaired was $196.7 million and $178.4 million, respectively. The total specific allowance for loan losses related to these loans was $21.2 million and $14.1 million for March 30, 2009 and December 31, 2008, respectively. As of March 31, 2009 and December 31, 2008, we had $22.4 million and $15.6 million, respectively, in loans classified as restructured loans as defined by SFAS No. 15, Accounting by Debtors and Creditors for Troubled Debt Restructurings. The increases in total impaired loans and restructured loans was primarily due to the overall decline in economic conditions.
The breakdown of total impaired loans and the related specific reserves is as follows:

			At March 31, 2009
	Impaired		Percent of	Reserve		Percent of
($ in thousands)	Balance	%	Total Loans	Balance	%	Total Allowance

Construction and land development	$116,668	59.34%	2.86%	$11,074	52.24%	14.35%
Residential real estate	23,775	12.09%	0.58%	4,274	20.16%	5.54%
Commercial real estate	40,011	20.35%	0.98%	1,615	7.62%	2.09%
Commercial and industrial	15,946	8.11%	0.39%	4,113	19.40%	5.33%
Consumer	217	0.11%	0.01%	124	0.58%	0.16%

Total impaired loans	$196,617	100.00%	4.82%	$21,200	100.00%	27.46%

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
The allowance consists of specific and general components. The specific allowance relates to impaired loans. For such loans, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan are lower than the carrying value of that loan, pursuant to SFAS No. 114, “Accounting by Creditors for Impairment of a Loan” (SFAS 114). The general allowance covers non-classified loans and is based on historical loss experience adjusted for the various qualitative and quantitative factors listed above, pursuant to SFAS No. 5, “Accounting for Contingencies” (SFAS 5). Loans graded “Watch List/Special Mention” and below are individually examined closely to determine the appropriate loan loss reserve.
The following table summarizes the activity in our allowance for loan losses for the period indicated.

	Three months ended
	March 31,
	2009	2008
	($ in thousands)
Allowance for loan losses:
Balance at beginning of period	$74,827	$49,305
Provisions charged to operating expenses	19,984	8,059
Recoveries of loans previously charged-off:
Construction and land development	—	—
Commercial real estate	—	—
Residential real estate	51	—
Commercial and industrial	370	95
Consumer	29	8

Total recoveries	450	103
Loans charged-off:
Construction and land development	1,850	3,323
Commercial real estate	1,117	182
Residential real estate	6,127	970
Commercial and industrial	7,965	2,084
Consumer	1,018	69

Total charged-off	18,077	6,628
Net charge-offs	17,627	6,525

Balance at end of period	$77,184	$50,839

Net charge-offs to average loans outstanding (annualized)	1.72%	0.70%
Allowance for loan losses to gross loans	1.89	1.37
Net charge-offs totaled $17.6 million for the three months ended March 31, 2009, compared to net charge-offs of $6.5 million during the same period in 2008. The provision for loan losses totaled $20.0 million for the three months ended March 31, 2009, compared to $8.1 million in the three months ended March 31, 2008. The increase in the provision for loan losses is due to an increase in loan charge-offs, changes in the size and mix of the loan portfolio and specific reserves on impaired loans.
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

	Allowance for Loan Losses at March 31, 2009
		($ in thousands)
		% of Total	% of Loans in
		Allowance For	Each Category to
	Amount	Loan Losses	Gross Loans

Construction and land development	$27,877	36.12%	19.42%
Commercial real estate	11,231	14.55%	44.73%
Residential real estate	10,947	14.18%	14.36%
Commercial and industrial	25,406	32.92%	19.75%
Consumer	1,723	2.23%	1.74%

Total	$77,184	100.00%	100.00%

Potential Problem Loans
We classify our loans consistent with federal banking regulations using a nine category grading system. The following table presents information regarding potential problem loans, consisting of loans graded watch, substandard, doubtful, and loss, but still performing as of the dates indicated. The loans in the following table are not considered impaired under SFAS 114.

		At March 31, 2009
	# of	Loan		Percent of
($ in thousands)	Loans	Balance	%	Total Loans

Construction and land development	60	$66,981	20.78%	1.64%
Commercial real estate	88	138,713	43.04%	3.39%
Residential real estate	63	29,432	9.13%	0.72%
Commercial and industrial	249	85,254	26.45%	2.08%
Consumer	26	1,924	0.60%	0.05%

Total potential problem loans	486	$322,304	100.00%	7.87%

Our potential problem loans consisted of 486 loans and totaled approximately $322.3 million at March 31, 2009. Our potential problem loans are primarily secured by real estate with average loan to value ratios below 80% at the time of origination.
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
We use our investment securities portfolio to ensure liquidity for cash requirements, manage interest rate risk, provide a source of income and to manage asset quality. The carrying value of our investment securities as of March 31, 2009 totaled $583.6 million, compared to $565.4 million at December 31, 2008.
The carrying value of our portfolio of investment securities at March 31, 2009 and December 31, 2008 was as follows:

	Carrying Value
	At March 31,	At December 31,
	2009	2008
	(in thousands)

U.S. Treasury securities	$8,083	$8,170
U.S. Government-sponsored agency securities	2,550	2,511
Direct obligation and GSE mortgage-backed securities	469,238	436,624
Private label mortgage-backed securities	37,252	38,428
SBA loan pools	3	180
State and municipal obligations	18,883	18,956
Adjustable rate preferred stock	17,090	27,722
Debt obligation and structured securities	13,650	17,520
Other	16,812	15,266

Total investment securities	$583,561	$565,377

At March 31, 2009, the combined net unrealized loss on our ARPS and debt and other structured securities portfolios classified as available-for-sale was $20.5 million, compared with $41.1 million at December 31, 2008. The decrease in unrealized losses is due to the impairment of the majority of the adjustable rate preferred stock portfolio, partially offset by the continuing decline in the fair value of these securities tied to the decline in the national financial markets. We are actively monitoring these portfolios for declines in fair value that are considered other-than-temporary. If current market conditions persist, we may have impairment charges against earnings in a future period for declines in securities fair values that are considered other than temporary.
During the quarter ended March 31, 2009, we recorded impairment charges totaling $38.4 million, including $36.4 million related to our adjustable rate preferred stock portfolio and $2.0 million related to a single structured debt security.
Goodwill
The Company recorded $217.8 million of goodwill from its merger-related activities during 2006 and 2007. In accordance with SFAS No. 141 “Business Combinations,” goodwill is not amortized but rather tested for impairment annually. Impairment testing consists of comparing the fair value of the acquired reporting units with their carrying amounts, including goodwill. An impairment loss would be recorded to the extent the carrying value of the goodwill exceeds the fair value of the goodwill. At March 31, 2009, it was determined the implied fair value of the goodwill related to the acquisition of the Bank of Nevada reporting unit was less than the carrying value on the Company’s balance sheet, which is one factor that is considered when determining goodwill impairment. Based on the assessment that goodwill was impaired, we wrote down $45.0 million of goodwill related to the Bank of Nevada reporting unit, incurring a non-cash impairment charge. If current market conditions persist, it is possible that we will have a goodwill impairment charge against earnings in a future period. See Note 6 to the March 31, 2009 Unaudited Consolidated Financial Statements for further discussion of goodwill impairment testing.
Deposits
In February 2009, our Bank of Nevada subsidiary was selected to acquire the deposits and certain assets of the former Security Savings Bank (Henderson, Nevada). Security Savings Bank was closed by the Nevada Financial Institutions Division, and the FDIC was named receiver. Bank of Nevada agreed to assume all of the failed bank’s deposits, totaling approximately $132 million, excluding brokered deposits. Bank of Nevada paid no premium to acquire the deposits. No loans were acquired in this transaction.
Deposits have historically been the primary source for funding our asset growth. As of March 31, 2009, total deposits were $4.1 billion, compared to $3.7 billion as of December 31, 2008. Our deposits related to customer relationships increased approximately $409 million since December 31, 2008.

The following table provides the average balances and weighted average rates paid on deposits for the three months ended March 31, 2009.

	Three months ended		Three months ended
	March 31, 2009		March 31, 2008
	Average Balance/Rate		Average Balance/Rate
	($ in thousands)
Interest checking (NOW)	$248,314	1.14%	$263,576	1.93%
Savings and money market	1,458,951	1.98	1,575,957	2.72
Time	1,108,293	2.87	699,658	4.37

Total interest-bearing deposits	2,815,558	2.25	2,539,191	3.09
Non-interest bearing demand deposits	954,839	—	965,866	—

Total deposits	$3,770,397	1.68%	$3,505,057	2.24%

Our customer repurchases declined $48.7 million from December 31, 2008 to March 31, 2009 due primarily to the transfer of customer funds to other products offered by our banks.
Liquidity
The ability to have readily available funds sufficient to repay fully maturing liabilities is of primary importance to depositors, creditors and regulators. Our liquidity, represented by cash and amounts due from banks, federal funds sold and available-for-sale securities, is a result of our operating, investing and financing activities and related cash flows. In order to ensure funds are available when necessary, on at least a quarterly basis, we project the amount of funds that will be required, and we strive to maintain relationships with a diversified customer base. Liquidity requirements can also be met through short-term borrowings or the disposition of short-term assets. We have borrowing lines at correspondent banks totaling $128.0 million. In addition, loans and securities are pledged to the FHLB totaling approximately $2.03 billion and $6 million, respectively, on total borrowings from the FHLB of $50.1 million as of March 31, 2009. As of March 31, 2009, we had additional available credit with the FHLB of $865.3 million. Loans and securities pledged to the FRB discount window totaled approximately $1.14 billion and $16 million, respectively, on total borrowings from the FRB of $300.0 million as of March 31, 2009. As of March 31, 2009, we had additional available credit with the Federal Reserve of $180.9 million.
Core deposits may increase our need for liquidity as certificates of deposit mature or are withdrawn before maturity and as non-maturity deposits, such as checking and savings account balances, are withdrawn. Additionally, we are exposed to the risk that customers with large deposit balances will withdraw all or a portion of such deposits, due in part to the FDIC limitations on the amount of insurance coverage provided to depositors. To mitigate the uninsured deposit risk, we utilize the Certificate of Deposit Account Registry Service (CDARS) program, which allows customers to invest up to $50 million in certificates of deposit through one participating financial institution, with the entire amount being covered by FDIC insurance. As of March 31, 2009, we had $223.4 million of CDARS deposits.
As of March 31, 2009, we had $40.0 million of wholesale brokered deposits outstanding. Brokered deposits are generally considered to be deposits that have been received by us from a registered broker that is acting on behalf of that broker’s customer. We do not anticipate using brokered deposits as a significant liquidity source in the near future.

The net decrease in our borrowings totaled $315.1 million for the quarter ended March 31, 2009. Our federal funds sold increased $0.1 million from December 31, 2008 to March 31, 2009.
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
The following table provides a comparison of our risk-based capital ratios and leverage ratios to the minimum regulatory requirements as of March 31, 2009.

			Adequately-		Minimum For
			Capitalized		Well-Capitalized
	Actual		Requirements		Requirements
			($ in thousands)
As of March 31, 2009	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total Capital (to Risk Weighted Assets)	554,484	12.0%	370,136	8.0%	462,670	10.0%

Tier I Capital (to Risk Weighted Assets)	436,406	9.4	185,068	4.0	277,602	6.0

Leverage ratio (to Average Assets)	436,406	8.4	208,917	4.0	261,146	5.0
The Company and each of its banking subsidiaries met the “well capitalized” guidelines under regulatory requirements as of March 31, 2009.

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
There have not been any material changes in the market risk disclosure contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.
ITEM 4. Controls and Procedures
Evaluation of Disclosure Controls
Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, the Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission (“SEC”) rules and forms. Additionally, our disclosure controls and procedures were also effective in ensuring that information required to be disclosed by us in the reports we file or subject under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.
Changes in Internal Control over Financial Reporting
There have not been any changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2009, which have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Part II. Other Information
Item 1. Legal Proceedings
There are no material pending legal proceedings, other than ordinary routine litigation incidental to its business, to which the Company or any of its subsidiaries is a party or of which any of their property is the subject. See “Item 1. Business — Supervision and Regulation” in our Annual Report on Form 10-K for the year ended December 31, 2008 for additional information. From time to time, we are involved in a variety of litigation matters in the ordinary course of our business and anticipate that we will become involved in new litigation matters in the future.
Item 1A. Risk Factors
See the discussion of our risk factors and regulatory matters in the Annual Report on Form 10-K for the year ended December 31, 2008, as filed with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a) There were no unregistered sales of equity securities during the period covered by this report.
(b) None
(c) None.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Submission of Matters to a Vote of Security Holders
None.
Item 5. Other Information
Not applicable.

Item 6. Exhibits
3.1	Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to Amendment No. 1 to Western Alliance Bancorporation’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on June 7, 2005).

3.2	Amended and Restated By-Laws (incorporated by reference to Exhibit 3.1 to Western Alliance Bancorporation’s Form 8-K filed with the Securities and Exchange Commission on January 25, 2008).

3.3	Certificate of Designations for the Fixed Rate Cumulative Perpetual Preferred Stock, Series A, of Western Alliance Bancorporation (incorporated by reference to Exhibit 3.1 to Western Alliance Bancorporation’s Form 8-K filed with the Securities and Exchange Commission on November 25, 2008).

3.4	Amended and Restated By-Laws (incorporated by reference to Exhibit 3.1 to Western Alliance Bancorporation’s Form 8-K filed with the Securities and Exchange Commission on January 25, 2008).

4.1	Specimen common stock certificate of Western Alliance Bancorporation (incorporated by reference to Exhibit 4.1 of Western Alliance Bancorporation’s Registration Statement on Form S-1, File No. 333-124406, filed with the Securities and Exchange Commission on June 27, 2005, as amended).

4.2	Form of Fixed Rate Cumulative Perpetual Preferred Stock, Series A, stock certificate (incorporated by reference to Exhibit 4.1 to Western Alliance Bancorporation’s Form 8-K filed with the Securities and Exchange Commission on November 25, 2008).

4.3	Form of Warrant to purchase shares of Western Alliance Bancorporation common stock, dated December 12, 2003, together with a schedule of warrant holders (incorporated by reference to Exhibit 10.9 to Western Alliance Bancorporation’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on April 28, 2005).

4.4	Warrant, dated November 21, 2008, by and between Western Alliance Bancorporation and the United States Department of the Treasury (incorporated by reference to Exhibit 4.2 to Western Alliance’s Form 8-K filed with the Securities and Exchange Commission on November 25, 2008).

31.1	CEO Certification Pursuant Rule 13a-14(a)/15d-14(a)

31.2	CFO Certification Pursuant Rule 13a-14(a)/15d-14(a)

32	CEO and CFO Certification Pursuant 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes — Oxley Act of 2002

Pursuant to the requirements of section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WESTERN ALLIANCE BANCORPORATION

Date: May 11, 2009	By:	/s/ Robert Sarver

Robert Sarver
President and Chief Executive Officer

Date: May 11, 2009	By:	/s/ Dale Gibbons

Dale Gibbons
Executive Vice President and
Chief Financial Officer

Date: May 11, 2009	By:	/s/ Tom Edington

Tom Edington
Senior Vice President and Controller
Principal Accounting Officer

EXHIBIT INDEX
3.1	Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to Amendment No. 1 to Western Alliance Bancorporation’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on June 7, 2005).

3.2	Amended and Restated By-Laws (incorporated by reference to Exhibit 3.1 to Western Alliance Bancorporation’s Form 8-K filed with the Securities and Exchange Commission on January 25, 2008).

3.3	Certificate of Designations for the Fixed Rate Cumulative Perpetual Preferred Stock, Series A, of Western Alliance Bancorporation (incorporated by reference to Exhibit 3.1 to Western Alliance Bancorporation’s Form 8-K filed with the Securities and Exchange Commission on November 25, 2008).

3.4	Amended and Restated By-Laws (incorporated by reference to Exhibit 3.1 to Western Alliance Bancorporation’s Form 8-K filed with the Securities and Exchange Commission on January 25, 2008).

4.1	Specimen common stock certificate of Western Alliance Bancorporation (incorporated by reference to Exhibit 4.1 of Western Alliance Bancorporation’s Registration Statement on Form S-1, File No. 333-124406, filed with the Securities and Exchange Commission on June 27, 2005, as amended).

4.2	Form of Fixed Rate Cumulative Perpetual Preferred Stock, Series A, stock certificate (incorporated by reference to Exhibit 4.1 to Western Alliance Bancorporation’s Form 8-K filed with the Securities and Exchange Commission on November 25, 2008).

4.3	Form of Warrant to purchase shares of Western Alliance Bancorporation common stock, dated December 12, 2003, together with a schedule of warrant holders (incorporated by reference to Exhibit 10.9 to Western Alliance Bancorporation’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on April 28, 2005).

4.4	Warrant, dated November 21, 2008, by and between Western Alliance Bancorporation and the United States Department of the Treasury (incorporated by reference to Exhibit 4.2 to Western Alliance’s Form 8-K filed with the Securities and Exchange Commission on November 25, 2008).

31.1	CEO Certification Pursuant to Rule 13a-14(a)/15d-14(a)

31.2	CFO Certification Pursuant to Rule 13a-14(a)/15d-14(a)

32	CEO and CFO Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.