Form 10-K/A
period 2008-12-31
WESTERN ALLIANCE BANCORPORATION
filed 2009-08-10
CIK 1212545

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K/A
(Amendment No. 1)
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

EXPLANATORY NOTE
This Amendment No. 1 to Form 10-K (the “Amendment”) amends the Annual Report on Form 10-K of Western Alliance Bancorporation (the “Company”) for the year ended December 31, 2008 that was originally filed with the Securities and Exchange Commission on March 16, 2009 (the “Original Filing”). This Amendment is being filed solely to amend the certifications of Robert Sarver, the Company’s Chief Executive Officer, and Dale Gibbons, the Company’s Chief Financial Officer, that were filed as Exhibit Nos. 31.1, 31.2, and 32 to the Original Filing. The certifications were signed on the date indicated, but the Original Filing did not contain the conformed signatures.
This Amendment does not attempt to modify or update any other disclosures set forth in the Original Filing, speaks as of the date of the Original Filing and does not update or discuss any other developments affecting the Company subsequent to the date of the Original Filing.
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

21.1	List of Subsidiaries of Western Alliance Bancorporation (incorporated by reference to Exhibit 21.1 to Western Alliance Form 10-K filed with the SEC on March 16, 2009).

23.1	Consent of McGladrey & Pullen, LLP (incorporated by reference to Exhibit 23.1 to Western Alliance Form 10-K filed with the SEC on March 16, 2009).

24.1	Power of Attorney (previously included).

31.1	CEO Certification Pursuant Rule 13a-14(a)/15d-a4(a).

31.2	CFO Certification Pursuant Rule 13a-14(a)/15d-14(a).

32	CEO and CFO Certification Pursuant 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes Oxley Act of 2002.
Stockholders may obtain copies of exhibits by writing to: Dale Gibbons, Western Alliance Bancorporation, 2700 West Sahara Avenue, Las Vegas, Nevada 89102.
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
WESTERN ALLIANCE BANCORPORATION

August 10, 2009	By:	/s/ Robert Sarver
Robert Sarver
Chairman of the Board; President and
Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this registration statement has been signed by the following persons on behalf of the registrant in their listed capacities on March 16, 2009:

Name	Title

/s/ Robert Sarver	Chairman of the Board; President and Chief Executive

Robert Sarver	Officer (Principal Executive Officer)

/s/ Dale Gibbons	Executive Vice President and

Dale Gibbons	Chief Financial Officer (Principal Financial Officer)

/s/ Tom Edington	Senior Vice President and Controller (Principal

Tom Edington	Accounting Officer)

*

John P. Sande III	Director

*

Bruce Beach	Director

*

William S. Boyd	Director

Name	Title

*
Steve Hilton	Director

*
Marianne Boyd Johnson	Director

Cary Mack	Director

Arthur Marshall	Director

*
Todd Marshall	Director

M. Nafees Nagy, M.D.	Director

James Nave, D.V.M.	Director

*
Donald Snyder	Director

Kenneth A. Vecchione	Director

* By:	/s/ Robert Sarver
Robert Sarver
Attorney-in-fact

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