Form 10-Q
period 2009-06-30
WESTERN ALLIANCE BANCORPORATION
filed 2009-08-10
CIK 1212545

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended June 30, 2009
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
Yes ☐               No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
Yes ☐               No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Common stock issued and outstanding: 72,446,708 shares as of July 31, 2009.

Index	Page
Part I. Financial Information
Item 1 – Financial Statements
Consolidated Balance Sheets as of June 30, 2009 and December 31, 2008	3
Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2009 and 2008	4
Consolidated Statement of Stockholders’ Equity for the Six Months Ended June 30, 2009	5
Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2009 and 2008	6
Notes to Unaudited Consolidated Financial Statements	7
Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations	30
Item 3 – Quantitative and Qualitative Disclosures about Market Risk	51
Item 4 – Controls and Procedures	51

Part II. Other Information
Item 1 – Legal Proceedings	51
Item 1A – Risk Factors	52
Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds	52
Item 3 – Defaults Upon Senior Securities	52
Item 4 – Submission of Matters to a Vote of Security Holders	52
Item 5 – Other Information	53
Item 6 – Exhibits	54

Signatures	56
Exhibit Index	57
EX-10.1
EX-10.2
EX-10.3
EX-10.4
EX-10.5
EX-10.6
EX-10.7
EX-10.8
EX-10.9
EX-31.1
EX-31.2
EX-32

Part I. Financial Information
ITEM I. FINANCIAL STATEMENTS
Western Alliance Bancorporation and Subsidiaries
Consolidated Balance Sheets
June 30, 2009 and December 31, 2008
(Unaudited)

	June 30,	December 31,
($ in thousands, except per share amounts)	2009	2008

Assets
Cash and due from banks	$548,572	$136,791
Federal funds sold and other	20,314	3,163

Cash and cash equivalents	568,886	139,954

Money market investments	168,729	—
Securities held to maturity (approximate fair value $7,483 and $8,382, respectively)	7,483	8,278
Securities available for sale	454,427	437,862
Securities measured at fair value	95,070	119,237

Gross loans, including net deferred loan fees	4,028,867	4,095,711
Less: Allowance for loan losses	(84,143)	(74,827)

Loans, net	3,944,724	4,020,884

Premises and equipment, net	136,653	140,910
Other real estate owned	42,137	14,545
Bank owned life insurance	91,267	90,700
Investment in restricted stock	41,061	41,047
Accrued interest receivable	20,703	19,719
Deferred tax assets, net	41,385	34,400
Goodwill	33,966	78,966
Other intangible assets, net of accumulated amortization of $9,214 and $7,324, respectively	19,144	21,034
Income tax receivable	3,541	48,367
Other assets	32,360	26,858

Total assets	$5,701,536	$5,242,761

Liabilities and Stockholders’ Equity
Liabilities
Noninterest-bearing demand deposits	$1,108,608	$1,010,625
Interest-bearing deposits:
Demand	296,305	253,529
Savings and money market	1,704,201	1,351,502
Time, $100 and over	714,705	638,806
Other time	568,438	397,804

	4,392,257	3,652,266
Customer repurchase agreements	300,436	321,004
Federal Home Loan Bank/Federal Reserve advances and other borrowings:
One year or less	245,000	586,120
Over one year ($0 and $31,515 measured at fair value, respectively)	9,418	50,998
Junior subordinated debt measured at fair value	42,348	43,038
Subordinated debt	60,000	60,000
Accrued interest payable and other liabilities	30,440	33,838

Total liabilities	5,079,899	4,747,264

Commitments and Contingencies (Note 9)

Stockholders’ Equity
Preferred stock, par value $.0001; shares authorized 20,000,000; shares issued and outstanding 2009: 140,000; 2008: 140,000. Total liquidation preference of outstanding shares of $140,000	126,559	125,203
Common stock, par value $.0001; shares authorized 100,000,000; shares issued and outstanding 2009: 72,434,732; 2008: 38,600,788	7	4
Additional paid-in capital	680,135	484,205
Retained earnings (deficit)	(186,011)	(85,424)
Accumulated other comprehensive loss — net unrealized loss on held-to-maturity securities	(1,939)	—
Accumulated other comprehensive income (loss) — net unrealized gain (loss) on available-for-sale securities	2,886	(28,491)

Total stockholders’ equity	621,637	495,497

Total liabilities and stockholders’ equity	$5,701,536	$5,242,761

See Notes to Unaudited Consolidated Financial Statements.

Western Alliance Bancorporation and Subsidiaries
Consolidated Statements of Operations
Three and Six Months Ended June 30, 2009 and 2008
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
($ in thousands, except per share amounts)	2009	2008	2009	2008

Interest income on:
Loans, including fees	$63,268	$62,817	$126,521	$128,521
Securities — taxable	6,179	8,074	12,209	17,644
Securities — nontaxable	116	328	295	685
Dividends — taxable	108	829	303	1,456
Dividends — nontaxable	252	558	722	977
Short term investments	167	—	185	—
Federal funds sold and other	206	80	229	195

Total interest income	70,296	72,686	140,464	149,478

Interest expense on:
Deposits	16,413	17,208	32,063	36,722
Customer repurchase agreements	1,046	1,127	2,296	3,030
Short-term borrowings	374	4,047	924	9,724
Long-term borrowings	463	695	1,188	1,410
Junior subordinated debt	805	986	1,642	2,167
Subordinated debt	394	621	820	1,561

Total interest expense	19,495	24,684	38,933	54,614

Net interest income	50,801	48,002	101,531	94,864
Provision for loan losses	37,573	13,152	57,557	21,211

Net interest income after provision for loan losses	13,228	34,850	43,974	73,653

Noninterest income (loss):
Securities impairment charges	(1,674)	—	(42,126)	(5,280)
Portion of impairment charges recognized in other comprehensive loss (before taxes)	—	—	2,047	—

Net securities impairment charges recognized in earnings	(1,674)	—	(40,079)	(5,280)
Derivative gain (loss)	(67)	764	(130)	807
Unrealized gain (loss) on assets and liabilities measured at fair value, net	(449)	(113)	3,622	1,268
Net gain on sale of investment securities	10,867	56	10,874	217
Net gain (loss) on sale of repossessed assets	(3,974)	(27)	(8,910)	353

	4,703	680	(34,623)	(2,635)
Trust and investment advisory services	2,361	2,734	4,598	5,531
Service charges	1,980	1,411	3,662	2,838
Income from bank owned life insurance	435	573	949	1,373
Miscellaneous noninterest income	2,392	2,261	4,816	5,275

Total noninterest income (loss)	11,871	7,659	(20,598)	12,382

Noninterest expense:
Salaries and employee benefits	24,527	21,517	49,351	43,451
Occupancy	5,254	5,179	10,525	10,207
Insurance	5,063	873	6,711	1,845
Customer service	3,465	1,113	5,950	2,313
Legal, professional and director fees	1,877	1,237	3,250	2,168
Advertising, public relations and business development	1,652	2,373	3,249	4,473
Data processing	1,215	1,437	2,352	2,206
Intangible amortization	945	915	1,890	1,704
Audits and exams	505	637	971	1,285
Telephone	491	384	987	785
Travel and automobile	432	364	842	702
Supplies	430	411	890	782
Correspondent banking service charges and wire transfer costs	379	334	779	635
Goodwill impairment charge	—	—	45,000	—
Other	2,381	2,418	4,365	4,639

Total noninterest expenses	48,616	39,192	137,112	77,195

Income (loss) before income taxes	(23,517)	3,317	(113,736)	8,840

Income tax expense (benefit)	(9,380)	902	(13,157)	2,283

Net income (loss)	(14,137)	2,415	(100,579)	6,557

Preferred stock dividends	1,750	—	3,500	—
Accretion on preferred stock discount	674	—	1,356	—

Net income (loss) available to common stockholders	$(16,561)	$2,415	$(105,435)	$6,557

Earnings (loss) per share:
Basic	$(0.31)	$0.08	$(2.31)	$0.22

Diluted	$(0.31)	$0.08	$(2.31)	$0.21

See Notes to Unaudited Consolidated Financial Statements.

Western Alliance Bancorporation and Subsidiaries
Consolidated Statement of Stockholders’ Equity
Six Months Ended June 30, 2009 (Unaudited)
(in thousands)

								Accumulated
						Additional		Other
	Comprehensive	Common Stock		Preferred Stock		Paid-in	Retained	Comprehensive
Description	Income (loss)	Shares Issued	Amount	Shares Issued	Amount	Capital	Earnings	Income (Loss)	Total

Balance, December 31, 2008		38,601	$4	140	$125,203	$484,205	$(85,424)	$(28,491)	$495,497
Cumulative effect from adoption of FSP FAS 115-2 and FAS 124-2, net of taxes of $2,688		—	—	—	—	—	4,848	(4,848)	—

Balance, January 1, 2009		38,601	4	140	125,203	484,205	(80,576)	(33,339)	495,497

Issuance of 33,441 shares of common stock, net of offering costs of $9,376		33,441	3	—	—	191,265	—	—	191,268
Stock options exercised		16	—	—	—	78	—	—	78
Stock-based compensation expense		120	—	—	—	1,647	—	—	1,647
Restricted stock granted, net of forfeitures		257	—	—	—	2,940	—	—	2,940
Accretion on preferred stock discount		—	—	—	1,356	—	(1,356)	—	—
Dividends on preferred stock		—	—	—	—	—	(3,500)	—	(3,500)
Comprehensive income (loss):
Net loss	$(100,579)	—	—	—	—	—	(100,579)	—	(100,579)
Other comprehensive income (loss)
Unrealized holding gains on securities available for sale arising during the period, net of taxes of $1,499	2,783
Less reclassification adjustment for impairment losses included in net loss, net of taxes of $1,508	38,571
Plus reclassification adjustment for gains included in net loss, net of taxes of $3,806	(7,068)

Net unrealized holding gains	34,286	—	—	—	—	—	—	34,286	34,286

	$(66,293)

Balance, June 30, 2009		72,435	$7	140	$126,559	$680,135	$(186,011)	$947	$621,637

See Notes to Unaudited Consolidated Financial Statements.

Western Alliance Bancorporation and Subsidiaries
Consolidated Statements of Cash Flows
Six Months Ended June 30, 2009 and 2008 (Unaudited)
($ in thousands)

	2009	2008

Cash Flows from Operating Activities:
Net income (loss)	$(100,579)	$6,557
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for loan losses	57,557	21,211
Goodwill impairment charge	45,000	—
Securities impairment charges	40,079	5,280
Change in fair value of assets and liabilities measured at fair value	(3,492)	(1,268)
Net gain on sale of investment securities	(10,874)	(217)
Losses (gains) on sale of other real estate owned	8,910	(353)
Depreciation and amortization	7,945	6,426
Deferred taxes	(14,372)	(2,673)
Decrease in other assets	39,324	4,024
Decrease in other liabilities	(3,398)	(3,141)
Other operating activities, net	3,846	7,992

Net cash provided by operating activities	69,946	43,838

Cash Flows from Investing Activities:
Proceeds from maturities of securities	85,622	63,829
Purchases of securities and short term investments	(318,687)	(104,250)
Proceeds from the sale of securities	89,501	114,409
Net decrease (increase) in loans made to customers, net of charge-offs	(17,900)	(253,385)
Purchase of premises and equipment	(3,148)	(4,763)
Proceeds from sale of premises and equipment	—	20
(Liquidations) purchases of restricted stock	2	(14,149)
Other investing activities, net	(973)	74

Net cash (used in) investing activities	(165,583)	(198,215)

Cash Flows from Financing Activities:
Net proceeds from stock issued in offerings	191,268	30,156
Net increase in deposits	739,991	106,756
Net proceeds from (repayments on) borrowings	(403,268)	82,786
Proceeds from exercise of stock options and stock warrants	78	644
Cash dividends paid	(3,500)	—
Stock repurchases	—	(356)
Other financing activities, net	—	45

Net cash provided by financing activities	524,569	220,031

Increase in cash and cash equivalents	428,932	65,654
Cash and Cash Equivalents, beginning of period	139,954	115,629

Cash and Cash Equivalents, end of period	$568,886	$181,283

Supplemental Disclosure of Cash Flow Information
Cash payments for interest	$38,559	$63,878
Cash payments for income taxes	$—	$4,569
Supplemental Disclosure of Noncash Investing and Financing Activities
Transfers of loans to other real estate owned	$36,616	$6,847
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
Use of estimates in the preparation of financial statements
The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant changes in the near term relate to the determination of the allowance for loan losses; fair value of collateralized debt obligations (CDOs); fair value of other real estate owned; classification of impaired securities as other than temporary; determination of valuation allowance related to deferred tax assets; and impairment of goodwill and other intangible assets.
Principles of consolidation
With the exception of certain trust subsidiaries which do not meet the criteria for consolidation pursuant to Financial Accounting Standards Board (FASB) Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities, the consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Bank of Nevada and its subsidiary BW Real Estate, Inc., Alliance Bank of Arizona, Torrey Pines Bank, Alta Alliance Bank, First Independent Bank of Nevada (collectively referred to herein as the Banks), Miller/Russell & Associates, Inc., Premier Trust, Inc., and Shine Investment Advisory Services, Inc. All significant intercompany balances and transactions have been eliminated in consolidation.
Interim financial information
The accompanying unaudited consolidated financial statements as of June 30, 2009 and 2008 have been prepared in condensed format, and therefore do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These statements have been prepared on a basis that is substantially consistent with the accounting principles applied to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2008.
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
Fair values of financial instruments
Statement of Financial Accounting Standards (SFAS) No. 107, Disclosures about Fair Value of Financial Instruments (SFAS 107), requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate that value.
Management uses its best judgment in estimating the fair value of the Company’s financial instruments; however, there are inherent weaknesses in any estimation technique. Therefore, for substantially all financial instruments, the fair value estimates presented herein are not necessarily indicative of the amounts the Company could have realized in a sales transaction at June 30, 2009 or December 31, 2008.
The estimated fair value amounts for June 30, 2009 and December 31, 2008 have been measured as of their period end, and have not been reevaluated or updated for purposes of these consolidated financial statements subsequent to those dates. As such, the estimated fair values of these financial instruments subsequent to the reporting date may be different than the amounts reported at each period end.
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
Money market investments
The carrying amounts reported in the consolidated balance sheets for money market investments approximate their fair value.
Securities
The fair values of U.S. Treasuries and exchange-listed preferred stock are based on quoted market prices and are categorized as Level 1 of the fair value hierarchy.
With the exception of CDOs and structured notes, the fair value of most other investment securities are determined based on matrix pricing. Matrix pricing is a mathematical technique that utilizes observable market inputs including, for example, yield curves, credit ratings and prepayment speeds. Fair values determined using matrix pricing are generally categorized as Level 2 in the fair value hierarchy.
The Company owns certain CDOs and structured notes for which quoted prices are not available. Quoted prices for similar assets are also not available for these investment securities. In order to determine the fair value of these securities, the Company has estimated the future cash flows and discount rate using observable market inputs when readily available. However, these observable market inputs were adjusted based on the Company’s assumptions regarding the adjustments a market participant would assume necessary for each specific security. As a result, the resulting fair values have been categorized as Level 3 in the fair value hierarchy.
Restricted stock
The Company’s subsidiary banks are members of the Federal Home Loan Bank (FHLB) system and maintain an investment in capital stock of the FHLB. Alta Alliance Bank is a member of the Federal Reserve Board (FRB) system and maintains an investment in capital stock of the FRB. The Company’s subsidiary banks also maintain an investment in their primary correspondent bank. These investments are carried at cost since no ready market exists for them, and they have no quoted market value.
Loans
For variable rate loans that reprice frequently and that have experienced no significant change in credit risk, fair values are based on carrying values. Fair value for all other loans is estimated based on discounted cash flows using interest rates currently being offered for loans with similar terms to borrowers with similar credit quality with adjustments that the Company believes a market participant would consider in determining fair value. As a result, the fair value for loans disclosed in Note 11 is categorized as Level 3 in the fair value hierarchy.
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
Deposit liabilities
The fair value disclosed for demand and savings deposits is by definition equal to the amount payable on demand at their reporting date (that is, their carrying amount) which the Company believes a market participant would consider in determining fair value. The carrying amount for variable-rate deposit accounts approximates their fair value. Fair values for fixed-rate certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities on these deposits. The fair value measurement of the deposit liabilities disclosed in Note 11 is categorized as Level 3 in the fair value hierarchy.
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
Reclassifications
Certain amounts in the consolidated financial statements as of and for the six months ended June 30, 2009 and 2008 have been reclassified to conform to the current presentation. The reclassifications have no effect on net income or stockholders’ equity as previously reported.
Recent Accounting Pronouncements
In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 (SFAS 161). SFAS 161 amends and expands the disclosure requirements of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133), requiring enhanced disclosures about (a) how and why the Company uses derivative instruments, (b) how derivative instruments and related hedge items are accounted for under SFAS 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect the Company’s financial position, results of operations, and cash flows.

SFAS 161 is effective January 1, 2009 on a prospective basis, with comparative disclosures of earlier periods encouraged upon initial adoption. The implementation of this standard did not have a material impact on our consolidated financial position or results of operations.
In June 2008, the FASB issued FASB Staff Position (FSP) No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (FSP EITF 03-6-1). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share, or EPS, under the two-class method described in paragraphs 60 and 61 of FASB Statement No. 128, Earnings per Share (SFAS 128). The guidance in this FSP applies to the calculation of EPS under SFAS 128 for share-based payment awards with rights to dividends or dividend equivalents. FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. All prior-period EPS data presented should be adjusted retrospectively to conform with the provisions of this FSP. The implementation of this standard did not have a material impact on our consolidated financial position or results of operations.
On October 10, 2008, the FASB issued FSP No. 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active (FSP FAS 157-3), which clarifies the application of SFAS No.157, “Fair Value Measurements” (SFAS 157), in an inactive market and illustrates how an entity would determine fair value when the market for a financial asset is not active. The FSP states that an entity should not automatically conclude that a particular transaction price is determinative of fair value. In a dislocated market, judgment is required to evaluate whether individual transactions are forced liquidations or distressed sales. When relevant observable market information is not available, a valuation approach that incorporates management’s judgments about the assumptions that market participants would use in pricing the asset in a current sale transaction would be acceptable. The FSP also indicates that quotes from brokers or pricing services may be relevant inputs when measuring fair value, but are not necessarily determinative in the absence of an active market for the asset. In weighing a broker quote as an input to a fair value measurement, an entity should place less reliance on quotes that do not reflect the result of market transactions. Further, the nature of the quote (for example, whether the quote is an indicative price or a binding offer) should be considered when weighing the available evidence. The FSP is effective immediately and applies to prior periods for which financial statements have not been issued, including interim or annual periods ending on or before September 30, 2008. Accordingly, the Company adopted the FSP prospectively, beginning July 1, 2008. FSP FAS 157-3 was utilized by the Company in the fair value determination of our CDOs and adjustable rate preferred stock (ARPS) investment portfolios where quotes were not available, as discussed in Note 4 of the Unaudited Consolidated Financial Statements.
On October 14, 2008, the SEC’s Office of the Chief Accountant (OCA), clarified its views on the application of other-than-temporary impairment guidance in SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities (SFAS 115), to certain perpetual preferred securities. The OCA stated that it would not object to a registrant applying an other-than-temporary impairment model to investments in perpetual preferred securities (such as ARPS) that possess significant debt-like characteristics that is similar to the impairment model applied to debt securities, provided there has been no evidence of deterioration in credit of the issuer. An entity is permitted to apply the OCA’s views in its financial statements included in filings subsequent to the date of the letter. For the period ended March 31, 2009, based on the OCA guidance, the Company recorded no other-than-temporary impairment for investments in investment-grade perpetual preferred securities that had no evidence of credit deterioration and that the Company has the intent and ability to hold to recovery.
In January 2009, the FASB issued FSP EITF 99-20-1, Amendments to the Impairment of Guidance of EITF Issue No. 99-20 (FSP EITF 99-20-1). FSP EITF No. 99-20-1 amends the impairment guidance in EITF Issue No. 99-20, Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets (EITF No. 99-20), to achieve more consistent determination of whether an other-than-temporary impairment has occurred and making the guidance consistent between EITF No. 99-20 and SFAS 115. FSP EITF 99-20-1 is effective for interim and annual reporting periods ending after December 15, 2008, and shall be applied prospectively. Retrospective application to a prior interim or annual reporting period is not permitted. The adoption of FSP EITF 99-20-1 did not have a significant impact on the Company’s consolidated financial statements.
On April 9, 2009, the FASB issued the following FSPs, which become effective for second quarter reporting, with earlier implementation permitted for the first calendar quarter of 2009.

FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (FSP FAS 157-4). FSP FAS 157-4 affirms that the objective of fair value when the market for an asset is not active is the price that would be received to sell the asset in an orderly transaction, and clarifies and includes additional factors for determining whether there has been a significant decrease in market activity for an asset when the market for that asset is not active. FSP FAS 157-4 requires an entity to base its conclusion about whether a transaction was not orderly on the weight of the evidence. FSP FAS 157-4 also amended SFAS 157, to expand certain disclosure requirements. The Company adopted the provisions of FSP FAS 157-4 during the first quarter of 2009. Adoption of FSP FAS 157-4 did not significantly impact the Company’s consolidated financial statements.
FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (FSP FAS 115-2 and FAS 124-2). FSP FAS 115-2 and FAS 124-2 (i) changes existing guidance for determining whether an impairment is other than temporary to debt securities and (ii) replaces the existing requirement that the entity’s management assert it has both the intent and ability to hold an impaired security until recovery with a requirement that management assert: (a) it does not have the intent to sell the security; and (b) it is more likely than not it will not have to sell the security before recovery of its cost basis. Under FSP FAS 115-2 and FAS 124-2, declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses to the extent the impairment is related to credit losses. The amount of the impairment related to other factors is recognized in other comprehensive income. The Company adopted the provisions of FSP FAS 115-2 and FAS 124-2 during the first quarter of 2009. For further details of the Company’s adoption of FSP FAS 115-2 and FAS 124-2 refer to Note 2 to the Unaudited Consolidated Financial Statements.
FSP SFAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (FSP SFAS 107-1 and APB 28-1). FSP SFAS 107-1 and APB 28-1 amends SFAS 107, Disclosures about Fair Value of Financial Instruments, to require an entity to provide disclosures about fair value of financial instruments in interim financial information and amends Accounting Principles Board (APB) Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. Under FSP SFAS 107-1 and APB 28-1, a publicly-traded company shall include disclosures about the fair value of its financial instruments whenever it issues summarized financial information for interim reporting periods. In addition, entities must disclose, in the body or in the accompanying notes of its summarized financial information for interim reporting periods and in its financial statements for annual reporting periods, the fair value of all financial instruments for which it is practicable to estimate that value, whether recognized or not recognized in the statement of financial position, as required by SFAS 107. Refer to Note 11 of the Unaudited Consolidated Financial Statements for the interim disclosures required by FSP SFAS 107-1 and APB 28-1.
In April 2009, the FASB issued FSP FAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies (FSP FAS 141(R)-1). FSP FAS 141(R)-1 amends the guidance in SFAS 141R, Business Combinations, to require that assets acquired and liabilities assumed in a business combination that arise from contingencies be recognized at fair value if fair value can be reasonably estimated. If fair value of such an asset or liability cannot be reasonably estimated, the asset or liability would generally be recognized in accordance with SFAS No. 5, Accounting for Contingencies (SFAS 5), and FASB Interpretation (FIN) No. 14, Reasonable Estimation of the Amount of a Loss (FIN 14). FSP FAS 141(R)-1 removes subsequent accounting guidance for assets and liabilities arising from contingencies from SFAS 141R and requires entities to develop a systematic and rational basis for subsequently measuring and accounting for assets and liabilities arising from contingencies. FSP FAS 141(R)-1 eliminates the requirement to disclose an estimate of the range of outcomes of recognized contingencies at the acquisition date. For unrecognized contingencies, entities are required to include only the disclosures required by SFAS 5. FSP FAS 141(R)-1 also requires that contingent consideration arrangements of an acquiree assumed by the acquirer in a business combination be treated as contingent consideration of the acquirer and should be initially and subsequently measured at fair value in accordance with SFAS 141R. FSP FAS 141(R)-1 is effective for assets or liabilities arising from contingencies the Company acquires in business combinations occurring after January 1, 2009.
On May 28, 2009, the FASB issued SFAS No. 165, Subsequent Events (SFAS 165). Under SFAS 165, companies are required to evaluate events and transactions that occur after the balance sheet date but before the date the financial statements are issued, or available to be issued in the case of non-public entities. SFAS 165 requires entities to recognize in the financial statements the effect of all events or transactions that provide additional evidence of conditions that existed at the balance sheet date, including the estimates inherent in the financial preparation process. Entities shall not recognize the impact of events or transactions that provide evidence about conditions that did not exist at the balance sheet date but arose after that date. SFAS 165 also requires entities to disclose the date through which subsequent events have been evaluated. SFAS 165 was effective for interim and annual reporting periods ending after June 15, 2009. The Company adopted the provisions of SFAS 165 for the quarter ended June 30, 2009.
On June 12, 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets (SFAS 166), and SFAS No.167, Amendments to FASB Interpretation No. 46(R) (SFAS 167), which change the way entities account for securitizations and special-purpose entities. SFAS 166 is a revision to FASB SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, and will require more information about transfers of financial assets, including securitization transactions, and where companies have continuing exposure to the risks related to transferred financial assets. SFAS 166 also eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets and requires additional disclosures. SFAS 167 is a revision to FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities, and changes how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. Both SFAS 166 and SFAS 167 will be effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. Earlier application is prohibited. The recognition and measurement provisions of SFAS 166 shall be applied to transfers that occur on or after the effective date. The Company will adopt both SFAS 166 and SFAS 167 on January 1, 2010, as required. Management does not believe there will be a material impact on the Company’ consolidated financial statements upon adoption of these statements.
On June 29, 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162 (SFAS 168). SFAS 168 establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with US GAAP. SFAS 168 will be effective for financial statements issued for interim and annual periods ending after September 15, 2009, for most entities. On the effective date, all non-SEC accounting and reporting standards will be superseded. The Company will adopt SFAS 168 for the quarterly period ended September 30, 2009, as required, and adoption is not expected to have a material impact on the Company’s financial statements taken as a whole.
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
For the three and six months ended June 30, 2009, gains and losses from fair value changes included in the Consolidated Statement of Operations were as follows (in thousands):

	Changes in Fair Values for the Three and Six Monnth
	Periods Ended June 30, 2009 for Items Measured at Fair
	Value Pursuant to Election of the Fair Value Option
				Total
	Unrealized			Changes in
	Gain (Loss) on		Interest	Fair Values
	Assets and		Expense on	Included in
	Liabilities	Interest	Junior	Current-
	Measured at	Income on	Subordinated	Period
Description	Fair Value, Net	Securities	Debt	Earnings
(Three months ended June 30, 2009)
Securities measured at fair value	$(705)	$202	$—	$(503)
Junior subordinated debt	256	—	232	488

	$(449)	$202	$232	$(15)

(Six months ended June 30, 2009)
Securities measured at fair value	$3,395	$238	$—	$3,633
Junior subordinated debt	227	—	463	690

	$3,622	$238	$463	$4,323

The difference between the aggregate fair value and the aggregate unpaid principal balance of junior subordinated debt was $24.1 million at June 30, 2009.
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

Fair value on a recurring basis
The Company measures certain assets and liabilities at fair value on a recurring basis, including securities available for sale, securities measured at market value and junior subordinated debt. The fair value of these assets and liabilities were determined using the following inputs at June 30, 2009 (in thousands):

		Fair Value Measurements at Reporting Date Using:
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
Description	June 30, 2009	(Level 1)	(Level 2)	(Level 3)

Assets:
Securities available for sale	$454,427	$21,293	$433,134	$—
Securities measured at fair value	95,070	—	95,070	—
Interest rate swaps	1,239	—	1,239	—

Total	$550,736	$21,293	$529,443	$—

Liabilities:
Junior subordinated debt	$42,348	$—	$—	$42,348
Interest rate swaps	1,239	—	1,239	—

Total	$43,587	$—	$1,239	$42,348

Fair Value Measurements Using
Significant Unobservable Inputs
(Level 3)

	Securities Available	Securities Measured	Junior Subordinated	Fixed-Rate
	For Sale	at Fair Value	Debt	Term Borrowings

Beginning balance January 1, 2009	$—	$—	$(43,038)	$(31,515)
Total gains (losses) (realized/unrealized)
Included in earnings	—	—	690	1,515
Included in other comprehensive income	—	—	—	—
Purchases, issuances, and settlements, net	—	—	—	30,000
Transfers in and/or out of Level 3	—	—	—	—

Ending balance June 30, 2009	$—	$—	$(42,348)	$—

The amount of total gains (losses) for the period included in earnings attributable to the change in unrealized gains (losses) relating to assets and liabilities still held at the reporting date	$—	$—	$690	$1,515

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

Fair value on a nonrecurring basis
Certain assets are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis, but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). The following table presents such assets carried on the balance sheet by caption and by level within the SFAS 157 hierarchy as of June 30, 2009 (in thousands):

	Fair Value Measurements Using
		Quoted Prices
		in Active	Significant Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)

Impaired loans with specific valuation allowance under SFAS 114	$162,081	$—	$—	$162,081
Goodwill valuation of reporting units	33,966	—	—	33,966
Other real estate owned	42,137	—	—	42,137
Collateralized debt obligations	919	—	—	919
Impaired loans. The specific reserves for collateral-dependent impaired loans are based on the fair value of the collateral less estimated costs to sell. The fair value of collateral is determined based on third-party appraisals. In some cases, adjustments are made to the appraised values due to various factors, including age of the appraisal, age of comparables included in the appraisal, and known changes in the market and in the collateral. When significant adjustments are based on unobservable inputs, such as when a current appraised value is not available or management determines the fair value of the collateral is further impaired below appraised value and there is no observable market price, the resulting fair value measurement has been categorized as a Level 3 measurement. These Level 3 impaired loans had an aggregate carrying amount of $183.0 million and specific reserves in the allowance for loan losses of $20.9 million as of June 30, 2009.
Goodwill. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, goodwill was written down to its implied fair value of $34.0 million by a charge to earnings of $45.0 million at March 31, 2009. Some of the inputs used to determine the implied fair value of the Company and the corresponding amount of the impairment included the quoted market price of our common stock, market prices of common stocks of other banking organizations, common stock trading multiples, discounted cash flows, and inputs from comparable transactions. The Company’s adjustment for $45.0 million was primarily based on the Company’s assumptions, and therefore, the resulting fair value measurement was determined to be Level 3.
Other real estate. Other real estate owned (OREO) consists of properties acquired as a result of, or in-lieu-of, foreclosure. Properties or other assets (primarily repossessed assets formerly leased) are classified as OREO and other repossessed property and are reported at the lower of carrying value or fair value, less estimated costs to sell the property. Costs relating to the development or improvement of the assets are capitalized and costs relating to holding the assets are charged to expense. The Company had $42.1 million of such assets at June 30, 2009. When significant adjustments were based on unobservable inputs, such as when a current appraised value is not available or management determines the fair value of the collateral is further impaired below appraised value and there is no observable market price, the resulting fair value measurement has been categorized as a Level 3 measurement.
Collateralized debt obligations. The Company previously wrote down its trust-preferred CDO portfolio to $0.9 million when it determined these CDOs were other-than-temporarily impaired under generally accepted accounting principles due to the continued expected weakness of the U.S. economy, the decline in the market value of these CDOs, credit rating downgrades and the increase in deferrals and defaults by the issuers of the underlying CDOs. These CDOs represent interests in various trusts, each of which is collateralized with trust preferred debt issued by other financial institutions. The $0.9 million CDO carrying value approximates market value.

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

For the six months ended June 30, 2009, the Company determined that certain collateralized mortgage debt securities met the criteria of FSP FAS 115-2 for bifurcation of the credit losses and other market losses. The impairment credit loss related to these debt securities for the six months ended June 30, 2009 was $2.0 million. The remaining loss due to other market factors was $2.0 million.

The following table presents a rollforward of the amount related to impairment credit losses recognized in earnings:

	Debt Obligations and	Private Label Mortgage-
($ in thousands)	Structured Securities	Backed Securities

Beginning balance of impairment losses held in other comprehensive income	$4,705	$2,831
Current period other-then temporary impairment credit losses recognized through earnings	(1,674)	2,047
Reductions for securities sold during the period	—	—
Additions or reductions in credit losses due to change of intent to sell	—	—
Reductions for increases in cash flows to be collected on impaired securities	—	—

Ending balance of net unrealized gains and (losses) held in other comprehensive income	$3,031	$4,878

Note 3. Earnings Per Share
Diluted earnings (loss) per share is based on the weighted average outstanding common shares during each period, including common stock equivalents. Basic earnings (loss) per share is based on the weighted average outstanding common shares during the period.
Basic and diluted earnings (loss) per share, based on the weighted average outstanding shares, are summarized as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(in thousands, except per share amounts)
Basic:
Net income (loss) available to common stockholders	$(16,561)	$2,415	$(105,435)	$6,557
Average common shares outstanding	53,252	29,759	45,716	29,948

Earnings (loss) per share	$(0.31)	$0.08	$(2.31)	$0.22

Diluted:
Net income (loss) available to common stockholders	$(16,561)	$2,415	$(105,435)	$6,557

Average common shares outstanding	53,252	29,759	45,716	29,948
Stock option adjustment	—	71	—	253
Stock warrant adjustment	—	381	—	475

Average common equivalent shares outstanding	53,252	30,211	45,716	30,676

Earnings (loss) per share	$(0.31)	$0.08	$(2.31)	$0.21

As of June 30, 2009, all stock options, stock warrants and restricted stock awards were considered anti-dilutive and excluded for purposes of calculating diluted earnings per share.

Note 4. Securities
Carrying amounts and fair values of investment securities at June 30, 2009 and December 31, 2008 are summarized as follows (in thousands):

	June 30, 2009
		OTTI
		Recognized
		in Other	Net	Gross	Gross
	Amortized	Comprehensive	Carrying	Unrealized	Unrealized	Fair
Securities held to maturity	Cost	Loss	Amount	Gains	(Losses)	Value

Collateralized debt obligations	$3,950	$(3,031)	$919	$—	$—	$919
Municipal obligations	5,064	—	5,064	—	—	5,064
Other	1,500	—	1,500	—	—	1,500

	$10,514	$(3,031)	$7,483	$—	$—	$7,483

		OTTI
		Recognized
		in Other	Gross	Gross
	Amortized	Comprehensive	Unrealized	Unrealized	Fair
Securities available for sale	Cost	Loss	Gains	(Losses)	Value

U.S. Treasury securities	$3,010	$—	$13	$—	$3,023
Municipal obligations	345	—	2	(3)	344
Adjustable-rate preferred stock	11,510	—	9,622	(46)	21,086
Direct obligation and GSE residential mortgage-backed securities	375,077	—	9,196	(963)	383,310
Private label residential mortgage-backed securities	18,170	(4,878)	3,026	(1,529)	14,789
Trust preferred securities	32,229	—	—	(15,762)	16,467
Other	15,451	—	19	(62)	15,408

	$455,792	$(4,878)	$21,878	$(18,365)	$454,427

Securities measured at fair value
U.S. Government-sponsored agencies					$2,522
Direct obligation and GSE residential mortgage-backed securities					84,818
Private label mortgage-backed securities					7,730

					$95,070

	December 31, 2008
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
Securities held to maturity	Cost	Gains	(Losses)	Value

Collateralized debt obligations	$1,219	$—	$—	$1,219
Municipal obligations	5,559	104	—	5,663
Other	1,500	—	—	1,500

	$8,278	$104	$—	$8,382

Securities available for sale
U.S. Treasury securities	$8,102	$68	$—	$8,170
Municipal obligations	13,183	167	(56)	13,294
Direct obligation and GSE residential mortgage-backed securities	338,697	5,124	(935)	342,886
Private label residential mortgage-backed securities	21,197	—	(5,474)	15,723
Adjustable-rate preferred stock	52,001	850	(25,129)	27,722
Trust preferred securities	32,250	2	(15,951)	16,301
Other	13,924	1	(159)	13,766

	$479,354	$6,212	$(47,704)	$437,862

Securities measured at fair value
U.S. Government-sponsored agency securities				$2,511
Municipal obligations				103
Direct obligation and GSE residential mortgage-backed securities				93,918
Private label residential mortgage-backed securities				22,705

				$119,237

Gross unrealized gains on the ARPS securities are considered after-tax amounts as the previous impairment losses on these securities were also not tax-effected. This was due to a deferred tax valuation allowance that was originally booked on the ARPS impairment losses. Sales of these ARPS at current values would generate after-tax gains to the Company.
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
Gross unrealized losses at June 30, 2009 are primarily caused by interest rate changes, credit spread widening and reduced liquidity in applicable markets. The Company has reviewed securities on which there is an unrealized loss in accordance with its accounting policy for other-than-temporary impairment described above and recorded impairment charges totaling $40.1 million for the six months ended June 30, 2009. This includes $36.4 million related to impairment losses in the Company’s ARPS, $1.7 million related to impairment losses to the Company’s CDO portfolio and $2.0 million related to a collateralized mortgage obligation (CMO).
The Company does not consider any other securities to be other-than-temporarily impaired as of June 30, 2009. However, without recovery in the near term such that liquidity returns to the applicable markets and spreads return to levels that reflect underlying credit characteristics, additional other-than-temporary impairments may occur in future periods. At June 30, 2009, the Company had the ability and intent to hold all securities with significant unrealized losses in the available-for-sale portfolio.
Information pertaining to securities with gross unrealized losses at June 30, 2009 and December 31, 2008, aggregated by investment category and length of time that individual securities have been in a continuous loss position follows:

June 30, 2009
($ in thousands)	Less Than Twelve Months		Over Twelve Months
	Gross		Gross
	Unrealized	Fair	Unrealized	Fair
Securities held to maturity	Losses	Value	Losses	Value

Collateralized debt obligations	$—	$—	$3,031	$919
Municipal obligations	—	—	—	—
Other	—	—	—	—

	$—	$—	$3,031	$919

	June 30, 2009
($ in thousands)	Less Than Twelve Months		Over Twelve Months
	Gross		Gross
	Unrealized	Fair	Unrealized	Fair
Securities available for sale	Losses	Value	Losses	Value

U.S. Treasury securities	$—	$—	$—	$—
Municipal obligations	—	—	3	214
Direct obligation and GSE residential mortgage-backed securities	466	46,514	497	30,803
Private label residential mortgage-backed securities	—	—	6,407	14,789
Adjustable-rate preferred stock	46	17,947	—	—
Trust preferred securities	93	17	15,669	16,450
Other	—	—	62	12,940

	$605	$64,478	$22,638	$75,196

	December 31, 2008
	Less Than Twelve Months		Over Twelve Months
	Gross		Gross
	Unrealized	Fair	Unrealized	Fair
Securities available for sale	Losses	Value	Losses	Value

U.S. Treasury securities	$—	$—	$—	$—
Municipal obligations	55	2,151	1	292
Direct obligation and GSE residential mortgage-backed securities	515	36,302	420	33,889
Private label residential mortgage-backed securities	2,695	3,047	2,779	10,404
Adjustable-rate preferred stock	5,255	6,770	19,874	10,023
Trust preferred securities	1,125	888	14,826	15,300
Other	—	—	159	12,591

	$9,645	$49,158	$38,059	$82,499

At June 30, 2009 and December 31, 2008, 29 and 36 debt securities (excluding ARPS and CDOs), respectively, have unrealized losses with aggregate depreciation of approximately 4.7% and 7.5%, respectively, from the Company’s amortized cost basis. These unrealized losses relate primarily to fluctuations in the current interest rate environment. In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and industry analysis reports. Since material downgrades have not occurred and management has the ability and intent to hold debt securities for the foreseeable future, none of the securities described in the above table or in this paragraph were deemed to be other than temporarily impaired.
At June 30, 2009 and December 31, 2008, 3 and 2 CDOs, respectively, have unrealized losses with aggregate depreciation of approximately 48.9% and 49.6%, respectively, from the Company’s amortized cost basis. These unrealized losses relate primarily to fluctuations in the current interest rate environment, and specifically to the widening of credit spreads on virtually all corporate and structured debt which began in 2007. Because the Company does not have the intent to sell the investments, the amount of impairment only reflects credit losses.
At June 30, 2009 and December 31, 2008, 3 and 5 investments in ARPS, respectively, have unrealized losses with aggregate depreciation of 0.26% and 58.4%, respectively, from the Company’s amortized cost basis. This depreciation began in the third quarter of 2007. The decrease in unrealized losses on the ARPS portfolio is due to the other-than-temporary impairment charges mentioned previously as of June 30, 2009. The entire ARPS portfolio has now been other than temporarily impaired as of June 30, 2009.

At June 30, 2009, the combined net unrealized loss on our CDOs and trust preferred securities classified as available-for-sale was $15.8 million, compared with $16.0 million at December 31, 2008. The Company is actively monitoring its debt and other structured securities portfolios classified as available-for-sale for declines in fair value that are considered other-than-temporary. These combined unrealized losses were not considered as other-than temporary as of June 30, 2009.
The following table summarizes the Company’s investment ratings position as June 30, 2009:

	Securities ratings profile
	As of June 30, 2009
	Investment- grade				Noninvestment-grade
(in thousands)	AAA	AA+ to AA-	A+ to A-	BBB+ to BBB-	BB+ and below	Totals

Municipal obligations	$1,431	$2,038	$1,939	$—	$—	$5,408
Direct & GSE residential mortgage-backed securities	468,128	—	—	—	—	468,128
Private label residential mortgage-backed securities	10,462	—	—	6,792	5,265	22,519
Adjustable-rate preferred stock	—	—	—	5,607	15,479	21,086
CDOs & trust preferred securities	—	—	14,425	2,011	950	17,386

Total	$480,021	$2,038	$16,364	$14,410	$21,694	$534,527

(1)	The Company used the average credit rating of the combination of S&P, Moody’s and Fitch where ratings differed in the above table.

(2)	Securities values are shown at carrying value as of June 30, 2009. Unrated securities consist of CRA investments with a carrying value of $15.4 million, U.S. Treasury investments of $3.0 million, U.S. government-sponsored agency investments of $2.5 million and an other investment of $1.5 million.
The amortized cost and fair value of securities as of June 30, 2009, by contractual maturities, are shown below. The actual maturities of the mortgage-backed securities may differ from their contractual maturities because the loans underlying the securities may be repaid without any penalties. Therefore, these securities are listed separately in the maturity summary. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Fair
(in thousands)	Cost	Value

Securities held to maturity
Due in one year or less	$1,086	$1,086
Due after one year through five years	1,591	1,591
Due after five years through ten years	1,386	1,386
Due after ten years	4,951	1,920
Other	1,500	1,500

	$10,514	$7,483

Securities available for sale
Due in one year or less	$4,733	$6,279
Due after one year through five years	10,141	17,250
Due after five years through ten years	56	57
Due after ten years	32,164	17,334
Mortgage backed securities	393,247	398,099
Other	15,451	15,408

	$455,792	$454,427

Note 5. Loans
The components of the Company’s loan portfolio as of June 30, 2009 and December 31, 2008 are as follows (in thousands):

	June 30,	December 31,
	2009	2008

Construction and land development	$727,423	$820,874
Commercial real estate	1,866,046	1,763,392
Residential real estate	594,951	589,196
Commercial and industrial	768,863	860,280
Consumer	80,531	71,148
Less: net deferred loan fees	(8,947)	(9,179)

	4,028,867	4,095,711

Less:
Allowance for loan losses	(84,143)	(74,827)

	$3,944,724	$4,020,884

Information about impaired and nonaccrual loans as of June 30, 2009 and December 31, 2008 is as follows (in thousands):

	June 30,	December 31,
	2009	2008

Impaired loans with a specific valuation allowance under SFAS No. 114	$182,972	$71,540
Impaired loans without a specific valuation allowance under SFAS No. 114	29,637	106,863

Total impaired loans	$212,609	$178,403

Related allowance for loan losses on impaired loans	$20,891	$14,072
Total nonaccrual loans	116,377	58,302
Loans past due 90 days or more and still accruing	36,060	11,515
Average balance of impaired loans during the period	195,506	192,561
The Company is not committed to lend significant additional funds on these impaired loans.
As of June 30, 2009, $29.6 million of impaired loans do not have any specific valuation allowance under SFAS No. 114, Accounting by Creditors for Impairment of a Loan (SFAS 114). Pursuant to SFAS 114, a loan is impaired when both the contractual interest payments and the contractual principal payments of a loan are not expected to be collected as scheduled in the loan agreement. The $29.6 million of impaired loans without a specific valuation allowance as of June 30, 2009 are generally impaired due to delays or anticipated delays in receiving payments pursuant to the contractual terms of the loan agreements.

Changes in the allowance for loan losses for the three and six months ended June 30, 2009 and 2008 are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Balance, beginning	$77,184	$50,839	$74,827	$49,305
Provision charged to operating expense	37,573	13,152	57,557	21,211
Recoveries of amounts charged off	952	196	1,402	299
Less amounts charged off	(31,566)	(5,499)	(49,643)	(12,127)

Balance, ending	$84,143	$58,688	$84,143	$58,688

Note 6. Goodwill and Other Intangible Assets
The Company’s annual goodwill impairment testing date is October 1. However, the Company’s stock price declined further during the first quarter of 2009 from $10.09 at December 31, 2008 to $4.56 at March 31, 2009. As a result of the significant decline in the stock price, the Company determined that it was necessary to perform an interim test for goodwill impairment as of March 31, 2009. The Company utilized the stock price as of March 31, 2009 in its determination of the enterprise fair value, and reconciled the estimated fair values of its reporting units to the total market capitalization, including a control premium. As a result of the March 31 goodwill impairment test, the Company determined that the Bank of Nevada reporting unit was impaired by $45.0 million. The goodwill impairment charge had no effect on the Company’s cash balances or liquidity. In addition, because goodwill is not included in the calculation of regulatory capital, the Company’s regulatory ratios were not affected by this non-cash expense. No additional interim goodwill impairment testing was deemed necessary for the quarter ended June 30, 2009 on the remaining $34.0 million goodwill balance. No assurance can be given that goodwill will not be further impaired in future periods.
The following table presents the changes in goodwill for the six months ended June 30, 2009 (in thousands):

Six Months Ended
June 30, 2009
Balance, December 31, 2008	$78,966
Goodwill impairment charge	(45,000)

Balance, June 30, 2009	$33,966

Note 7. Borrowed Funds
The Company has lines of credit available from the FHLB and FRB. Borrowing capacity is determined based on collateral pledged, generally consisting of securities and loans, at the time of the borrowing. The Company also has borrowings from other sources pledged by securities and loans. A summary of the Company’s borrowings as of June 30, 2009 and December 31, 2008 follows (in thousands):

	June 30,	December 31,
	2009	2008

Short Term
FHLB and FRB advances (weighted average rate in 2009: 0.25% and 2008: 2.19%)	$225,000	$563,300
Other short term debt (weighted average rate in 2009: 4.60% and 2008: 4.87%)	20,000	22,820

Due in one year or less	$245,000	$586,120

Long Term
FHLB advances (weighted average rate in 2009: 4.78% and 2008: 4.77%)	$—	$41,515
Other long term debt (weighted average rate in 2009: 8.79% and 2008: 8.79%)	9,418	9,483

Due in over one year	$9,418	$50,998

Note 8. Income Tax Matters
The effective tax rate on net operating earnings for the second quarter of 2009 was 39.9% compared to 4.2% for the first quarter of 2009 and compared to 27.2% for the second quarter of 2008. This increase in the effective tax rate from the first quarter was primarily due to the goodwill impairment charge of $45.0 million in the first quarter. The Company previously booked a deferred tax asset valuation allowance on its impaired ARPS. The differences between the statutory federal income taxes and the effective taxes are summarized as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2009	2008	2009	2008

Computed “expected” tax expense (benefit)	$(8,231)	$1,138	$(39,808)	$3,094
Increase (decrease) resulting from:
State income taxes, net of federal benefits	(35)	124	(623)	194
Dividends received deductions	(115)	(195)	(279)	(342)
Bank owned life insurance	(152)	(201)	(332)	(481)
Tax-exempt income	(101)	(113)	(195)	(238)
Nondeductible expenses	80	74	186	159
Nondeductible goodwill impairment	—	—	15,750	—
Deferred tax asset valuation allowance	(2,340)	—	10,171	—
Other, net	1,514	75	1,973	(103)

	$(9,380)	$902	$(13,157)	$2,283

Deferred tax assets and liabilities are included in the financial statements at currently enacted income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes.
For the six months ended June 30, 2009, the net deferred tax assets increased $7.0 million to $41.4 million. This increase was primarily the result of taxable losses in the current year.
For the six months ended June 30, 2009, the valuation allowance increased by $10.2 million for certain deferred tax assets related to capital losses caused by the other-than-temporarily impairment of investments. For the quarter ended June 30, 2009, the deferred tax asset valuation allowance related to ARPS unrealized losses was decreased $2.3 million due to sales of a portion of the ARPS portfolio at prices above the impaired values.
Although realization is not assured, the Company believes that the realization of the recognized net deferred tax asset of $41.4 million is more likely than not. The Company has analyzed the available positive and negative evidence at this time and believes it is more likely than not that the Company will be able to realize the benefits of these deferred tax assets. Further market deterioration could adversely affect our ability to fully realize the net deferred tax asset and may require increases to the deferred tax asset valuation allowance.
The Company’s income tax receivable of $3.5 million represents the estimated amount which would be due from the federal government as of June 30, 2009 based upon expectations of future taxable income. The income tax receivable and tax benefit in 2009 are primarily the result of current year pretax operating losses. Based on current taxable income projections, the Company believes that this income tax receivable will be realized within the next year.
Note 9. Commitments and Contingencies
In the normal course of business, the Company is involved in various legal proceedings. In the opinion of management, any liability resulting from such proceedings would not have a material adverse effect on the consolidated financial statements.

Financial instruments with off-balance sheet risk
A summary of the contract amount of the Company’s exposure to off-balance sheet risk is as follows (in thousands):

	June 30,	December 31,
	2009	2008

Commitments to extend credit, including unsecured loan commitments of $129,098 in 2009 and $139,971 in 2008	$770,036	$955,181
Credit card commitments and guarantees	264,501	214,681
Standby letters of credit, including unsecured letters of credit of $5,228 in 2009 and $7,642 in 2008	40,267	44,858

	$1,074,804	$1,214,720

Note 10. Stock-based Compensation
For the six months ended June 30, 2009, 491,000 stock options with a weighted average exercise price of $7.61 per share were granted to certain key employees and directors. The Company estimates the fair value of each option award on the date of grant using a Black-Scholes valuation model. The weighted average grant date fair value of these options was $3.73 per share. These stock options generally have a vesting period of four years and a contractual life of seven years.
As of June 30, 2009, there were 2.9 million options outstanding, compared with 2.6 million at June 30, 2008.
For the three and six months ended June 30, 2009, the Company recognized stock-based compensation expense related to all options of $0.6 million and $1.2 million, respectively, as compared to $0.5 million and $1.0 million, respectively, for the three and six months ended June 30, 2008.
For the three and six months ended June 30, 2009, 18,000 and 347,165 shares of restricted stock were issued, respectively. The Company estimates the compensation cost for restricted stock grants based upon the grant date fair value. Generally, these restricted stock grants have a three year vesting period. The aggregate grant date fair value for the restricted stock issued in the current period was $0.1 million.
There were approximately 774,000 and 595,000 restricted shares outstanding at June 30, 2009 and 2008, respectively. For the three and six months ended June 30, 2009, the Company recognized stock-based compensation of $1.5 million and $3.2 million, respectively, compared to $1.7 million and $3.4 million, respectively, for the three and six months ended June 30, 2008 related to the Company’s restricted stock plan.

Note 11. Fair Value of Financial Instruments
The estimated fair value of the Company’s financial instruments as of June 30, 2009 and December 31, 2008 is as follows:

	June 30, 2009		December 31, 2008
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

Financial assets:
Cash and due from banks	$548,572	$548,572	$136,791	$136,791
Federal funds sold	20,314	20,314	3,163	3,163
Money market investments	168,729	168,729	—	—
Securities held to maturity	7,483	7,483	8,278	8,382
Securities available for sale	454,427	454,427	437,862	437,862
Securities measured at fair value	95,070	95,070	119,237	119,237
Derivatives	1,239	1,239	1,963	1,963
Restricted stock	41,061	41,061	41,047	41,047
Loans, net	3,944,724	3,889,967	4,020,884	4,015,540
Accrued interest receivable	20,703	20,703	19,719	19,719

Financial liabilities:
Deposits	4,392,257	4,395,768	3,652,266	3,658,183
Accrued interest payable	4,668	4,668	4,294	4,294
Customer repurchases	300,436	300,436	321,004	321,004
Other borrowed funds	254,418	254,418	637,118	637,118
Junior subordinated debt	42,348	42,348	43,038	43,038
Subordinated debt	60,000	60,000	60,000	60,000
Derivatives	1,239	1,239	1,963	1,963
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
Each of the Company’s subsidiary banks have an Asset Liability Management Committee charged with managing interest rate risk within Board approved limits. Such limits may vary by bank based on local strategy and other considerations, but in all cases, are structured to prohibit an interest rate risk profile that is significantly asset or liability sensitive.
Fair value of commitments
The estimated fair value of the standby letters of credit at June 30, 2009 and December 31, 2008 is insignificant. Loan commitments on which the committed interest rate is less than the current market rate are also insignificant at June 30, 2009 and December 31, 2008.

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
The accounting policies of the reported segments are the same as those of the Company as described in Note 1. Transactions between segments consist primarily of borrowings and loan participations. Federal funds purchases and sales and other borrowed funds transactions result in profits that are eliminated for reporting consolidated results of operations. Loan participations are recorded at par value with no resulting gain or loss. The Company allocates centrally-provided services to the operating segments based upon estimated usage of those services.
The following is a summary of selected operating segment information as of and for the periods ended June 30, 2009 and 2008:

				Asset	Credit Card		Intersegment	Consolidated
($ in thousands)	Nevada	California	Arizona	Management	Services	Other	Eliminations	Company

At June 30, 2009:
Assets	$3,418,632	$1,159,707	$964,373	$19,506	$39,831	$192,229	$(92,742)	$5,701,536
Gross loans and deferred fees	2,573,667	773,078	688,247	—	36,875	—	(43,000)	4,028,867
Less: Allowance for loan losses	(60,395)	(8,156)	(13,413)	—	(2,179)	—	—	(84,143)

Net loans	2,513,272	764,922	674,834	—	34,696	—	(43,000)	3,944,724

Deposits	2,550,033	1,046,443	804,020	—	—	—	(8,239)	4,392,257
Stockholders’ equity	283,514	103,676	74,542	17,331	(3,308)	152,665	(6,783)	621,637

Number of branches	21	9	11	—	—	—	—	41
Number of full-time employees	624	189	149	45	28	41	—	1,076

Three Months Ended June 30, 2009:
Net interest income	$31,621	$10,700	$8,637	$16	$469	$(642)	$—	$50,801
Provision for loan losses	33,889	(493)	2,732	—	1,445	—	—	37,573

Net interest income after provision for loan losses	(2,268)	11,193	5,905	16	(976)	(642)	—	13,228
Gain (loss) on sale of securities	12,476	4,126	1,057	—	—	4,169	(10,961)	10,867
Mark-to-market gains (losses), net	(155)	(195)	(328)	—	—	493	(2,005)	(2,190)
Net gain (loss) on sale of repossessed assets	(2,529)	—	(1,445)	—	—	—	—	(3,974)
Other noninterest income	3,118	847	1,214	2,370	398	361	(1,140)	7,168
Noninterest expense	(26,439)	(12,007)	(7,794)	(2,095)	(2,656)	(768)	3,143	(48,616)

Income (loss) before income taxes	(15,797)	3,964	(1,391)	291	(3,234)	3,613	(10,963)	(23,517)
Income tax expense (benefit)	(12,827)	(1,029)	(821)	157	(1,527)	(192)	6,859	(9,380)

Net income (loss)	$(2,970)	$4,993	$(570)	$134	$(1,707)	$3,805	$(17,822)	$(14,137)

Six Months Ended June 30, 2009:
Net interest income	$64,268	$21,515	$16,365	$31	$830	$(1,478)	$—	$101,531
Provision for loan losses	44,649	2,790	8,215	—	1,903	—	—	57,557

Net interest income after provision for loan losses	19,619	18,725	8,150	31	(1,073)	(1,478)	—	43,974
Gain (loss) on sale of securities	12,483	4,126	1,057	—	—	4,169	(10,961)	10,874
Mark-to-market gains (losses), net	(18,725)	(3,386)	(853)	—	—	(5,162)	(8,461)	(36,587)
Net gain (loss) on sale of repossessed assets	(5,090)	—	(3,820)	—	—	—	—	(8,910)
Other noninterest income	5,905	1,655	2,546	4,614	693	710	(2,098)	14,025
Noninterest expense	(92,680)	(20,710)	(14,350)	(4,313)	(5,314)	(3,846)	4,101	(137,112)

Income (loss) before income taxes	(78,488)	410	(7,270)	332	(5,694)	(5,607)	(17,419)	(113,736)
Income tax expense (benefit)	(11,381)	636	(2,728)	242	(2,386)	(2,139)	4,599	(13,157)

Net income (loss)	$(67,107)	$(226)	$(4,542)	$90	$(3,308)	$(3,468)	$(22,018)	$(100,579)

				Asset	Credit Card		Intersegment	Consolidated
($ in thousands)	Nevada	California	Arizona	Management	Services	Other	Eliminations	Company

At June 30, 2008:
Assets	$3,668,728	$863,031	$796,993	$18,386	$20,578	$16,489	$(164,872)	$5,219,333
Gross loans and deferred fees	2,619,691	664,706	618,083	—	15,085	—	(43,000)	3,874,565
Less: Allowance for loan losses	(42,577)	(7,403)	(8,246)	—	(462)	—	—	(58,688)

Net loans	2,577,114	657,303	609,837	—	14,623	—	(43,000)	3,815,877

Deposits	2,388,193	622,761	656,855	—	—	—	(14,131)	3,653,678
Stockholders’ equity	426,309	67,954	54,143	16,685	—	(39,650)	—	525,441

Number of branches	21	9	11	—	—	—	—	41
Number of full-time employees	598	152	141	44	28	37	—	1,000

Three Months Ended June 30, 2008:
Net interest income	$32,525	$9,287	$7,345	$16	$15	$(1,186)	$—	$48,002
Provision for loan losses	10,674	1,464	760	—	254	—	—	13,152

Net interest income after provision for loan losses	21,851	7,823	6,585	16	(239)	(1,186)	—	34,850
Gain (loss) on sale of securities	(16)	—	72	—	—	—	—	56
Mark-to-market gains (losses), net	(145)	(261)	(639)	—	—	1,696	—	651
Net gain (loss) on sale of repossessed assets	(27)	—	—	—	—	—	—	(27)
Other noninterest income	2,641	496	1,487	2,720	147	361	(873)	6,979
Noninterest expense	(19,606)	(6,410)	(6,169)	(2,219)	(2,901)	(2,760)	873	(39,192)

Income (loss) before income taxes	4,698	1,648	1,336	517	(2,993)	(1,889)	—	3,317
Income tax expense (benefit)	1,363	690	506	226	(1,245)	(638)	—	902

Net income (loss)	$3,335	$958	$830	$291	$(1,748)	$(1,251)	$—	$2,415

Six Months Ended June 30, 2008:
Net interest income	$65,037	$17,807	$14,641	$45	$(66)	$(2,600)	$—	$94,864
Provision for loan losses	17,247	2,017	1,485	—	462	—	—	21,211

Net interest income after provision for loan losses	47,790	15,790	13,156	45	(528)	(2,600)	—	73,653
Gain (loss) on sale of securities	(13)	—	230	—	—	—	—	217
Mark-to-market gains (losses), net	(9,932)	(383)	(805)	—	—	7,915	—	(3,205)
Net gain (loss) on sale of repossessed assets	—	—	380	—	—	—	—	380
Other noninterest income	6,189	1,015	3,001	5,526	302	364	(1,407)	14,990
Noninterest expense	(38,850)	(12,795)	(12,633)	(4,972)	(4,909)	(4,443)	1,407	(77,195)

Income (loss) before income taxes	5,184	3,627	3,329	599	(5,135)	1,236	—	8,840
Income tax expense (benefit)	973	1,514	1,213	294	(2,133)	422	—	2,283

Net income (loss)	$4,211	$2,113	$2,116	$305	$(3,002)	$814	$—	$6,557

Note 13. Stockholders’ Equity
On May 20, 2009, the Company closed a public offering of 33,440,700 shares of common stock, including 4,240,700 shares pursuant to the underwriters’ over-allotment option, at a public offering price of $6.00 per share, for an aggregate offering price of $200.6 million. The net proceeds of the offering were approximately $191.3 million.
Note 14. Subsequent Events
In preparing these financial statements, subsequent events were evaluated by the Company’s management through August 10, 2009, the date the financial statements were issued. Financial statements are considered issued when they are filed with the Securities and Exchange Commission (SEC). In conjunction with applicable accounting standards, all material subsequent events have been either recognized in the financial statements or disclosed in the notes to the financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 and our unaudited consolidated financial statements and related footnotes in this Quarterly Report on Form 10-Q. Unless the context requires otherwise, the terms “Company,” “us,” “we,” and “our” refer to Western Alliance Bancorporation and its wholly-owned subsidiaries on a consolidated basis.
Forward-Looking Information
Certain statements contained in this document, including, without limitation, statements containing the words “may,” “will,” “should,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or the negative of these terms or other comparable terminology constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Act of 1934. Forward-looking statements relate to expectations, beliefs, projections, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. Except as required by law, we disclaim any obligation to update any such forward-looking statements or to publicly announce the results of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.
The forward-looking statements contained in this Quarterly Report on Form 10-Q reflect our current views about future events and financial performance and are subject to risks, uncertainties, assumptions and changes in circumstances that may cause our actual results to differ significantly from historical results and those expressed in any forward-looking statement. Some factors that could cause actual results to differ materially from historical or expected results include:
•	the decline in economic conditions and disruptions to the financial markets around the world;

•	recent legislative and regulatory initiatives and the rules and regulations that might be promulgated thereunder;

•	the soundness of other financial institutions with which we do business;

•	our ability to raise capital, attract deposits and our ability to borrow from the FHLB and the Federal Reserve;

•	the effect of fair value accounting on the financial instruments that we hold;

•	the possibility of asset, including goodwill, write-downs;

•	defaults on our loan portfolio;

•	changes in management’s estimate of the adequacy of the allowance for loan losses;

•	our ability to recruit and retain qualified employees, especially seasoned relationship bankers;

•	inflation, interest rate, market and monetary fluctuations;

•	changes in gaming or tourism in Las Vegas, Nevada, our primary market area;

•	risks associated with the execution of our business strategy and related costs;

•	increased lending risks associated with our concentration of commercial real estate, construction and land development and commercial and industrial loans;

•	competitive pressures among financial institutions and businesses offering similar products and services;

•	the effects of interest rates and interest rate policy; and

•	other factors affecting the financial services industry generally or the banking industry in particular.
For more information regarding risks that may cause our actual results to differ materially from any forward-looking statements, see “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008 for additional information.
Overview
During the second quarter of 2009, we continued to be challenged by difficult economic conditions in our primary markets and the economic downturn generally, which caused further significant reserves to our loan portfolio. While our nonperforming assets increased during the quarter, we do see signs of a deceleration in the rate of contraction in our market areas. We remain focused on proactively addressing credit issues.
Loans for the quarter ended June 30, 2009 declined $46.9 million, or 1.2%, as compared to loan growth of $151.9 million, or 4.1% for the same period in 2008. Deposit growth was $330.7 million, or 8.2%, for the quarter ended June 30, 2009, compared to growth of $23.4 million, or 0.6% for the same period in 2008. We reported a net loss of $14.1 million, or $0.31 loss per diluted share, for the quarter ended June 30, 2009, as compared to net income of $2.4 million, or $0.08 per diluted share, for the same period in 2008. The net loss is primarily due to a $24.4 million increase to the provision for loan losses from the quarter ended June 30, 2008 caused by challenging economic conditions, which was partially offset by net mark-to-market gains and gains on sale of securities of $8.7 million and a $5.2 million decrease in interest expense due to lower costs of funds compared to the same period in the prior year. Other noninterest income increased 2.7% to $7.2 million from the same period in 2008 due primarily to increases in bank service charges. Noninterest expense for the quarter ended June 30, 2009 increased $9.4 million, or 24.0%, from the same period in 2008, due primarily to a $4.2 million increase in insurance costs from the special FDIC assessment and higher deposit balances and a $3.0 million increase in salaries and employee benefits costs. Branch expansion is expected to be nominal through the remainder of 2009.

Selected financial highlights are presented in the table below.
Western Alliance Bancorporation and Subsidiaries
Summary Consolidated Financial Data
Unaudited

	At or For the Three Months			For the Six months
	Ended June 30,			Ended June 30,
	2009	2008	Change %	2009	2008	Change %

Selected Balance Sheet Data:
($ in millions)
Total assets	$5,701.5	$5,219.3	9.2%
Gross loans, including net deferred fees	4,028.9	3,874.6	4.0
Securities	557.0	621.7	(10.4)
Federal funds sold and other	20.3	10.9	86.2
Deposits	4,392.3	3,653.7	20.2
Borrowings	254.4	185.6	37.1
Junior subordinated and subordinated debt	102.3	114.3	(10.5)
Stockholders’ equity	621.6	525.4	18.3

Selected Income Statement Data:
($ in thousands)
Interest income	$70,296	$72,686	(3.3)%	$140,464	$149,478	(6.0)%
Interest expense	19,495	24,684	(21.0)	38,933	54,614	(28.7)

Net interest income	50,801	48,002	5.8	101,531	94,864	7.0
Provision for loan losses	37,573	13,152	185.7	57,557	21,211	171.4

Net interest income after provision for loan losses	13,228	34,850	(62.0)	43,974	73,653	(40.3)
Investment security gains (losses), net	10,867	56	19,305.4	10,874	217	4,911.1
Derivative gains	(67)	764	(108.8)	(130)	807	(116.1)
Securities impairment charges	(1,674)	—	100.0	(40,079)	(5,280)	659.1
Unrealized gains (losses) on assets and liabilities measured at fair value, net	(449)	(113)	297.3	3,622	1,268	185.6
Net gain (loss) on sale of repossessed assets	(3,974)	(27)	14,618.5	(8,910)	353	(2,624.1)
Other noninterest income	7,168	6,979	2.7	14,025	15,017	(6.6)
Noninterest expense	48,616	39,192	24.0	137,112	77,195	77.6

Income (loss) before income taxes	(23,517)	3,317	(809.0)	(113,736)	8,840	(1,386.6)
Income tax expense (benefit)	(9,380)	902	(1,139.9)	(13,157)	2,283	(676.3)

Net Income (loss)	$(14,137)	$2,415	(685.4)	$(100,579)	$6,557	(1,633.9)

Intangible asset amortization expense, net of tax	$614	$595	3.2	$1,229	$1,108	10.9

Western Alliance Bancorporation and Subsidiaries
Summary Consolidated Financial Data (Continued)
Unaudited

	At or For the Three Months			For the Six Months
	Ended June 30,			Ended June 30,
	2009	2008	Change %	2009	2008	Change %

Common Share Data:
Basic net income (loss) per share	$(0.31)	$0.08	(488.7)%	$(2.31)	$0.22	(1,148.3)%
Diluted net income (loss) per share	(0.31)	0.08	(488.7)	(2.31)	0.21	(1,198.2)
Book value per share	6.83	15.43	(55.7)
Tangible book value per share, net of tax (non-GAAP) (1)	6.19	8.59	(27.9)
Average shares outstanding (in thousands):
Basic	53,252	29,759	78.9	45,716	29,948	52.7
Diluted	53,252	30,211	76.3	45,716	30,676	49.0
Common shares outstanding	72,435	34,059	112.7

Selected Performance Ratios:
Return on average assets	(1.07)%	0.19%	(663.2)%	(7.67)%	0.26%	(3,050.0)%
Return on average stockholders’ equity	(10.94)	1.95	(661.0)	(81.10)	2.64	(3,172.0)
Average equity to average assets	9.74	9.57	1.8	9.46	9.74	(2.9)
Net interest margin (2)	4.17	4.25	(1.9)	4.24	4.22	0.5
Net interest spread	3.69	3.73	(1.1)	3.80	3.63	4.7
Loan to deposit ratio	91.73	106.05	(13.5)

Selected Capital Ratios:
Tangible Equity	10.1%	5.7%	76.0%
Tangible Common Equity (non-GAAP) (3)	7.8	5.7	37.3
Tier 1 Leverage ratio	11.5	7.9	45.5
Tier 1 Risk Based Capital	13.2	8.4	57.3
Total Risk Based Capital	15.8	11.0	43.3

Selected Asset Quality Ratios:
Net charge-offs to average loans outstanding (annualized)	3.00%	0.55%	445.5%	2.36%	0.63%	274.6%
Nonaccrual loans to gross loans	2.89	1.15	151.3
Nonaccrual loans and OREO to total assets	2.78	0.98	183.7
Loans past due 90 days and still accruing to total loans	0.90	0.09	900.0
Allowance for loan losses to gross loans	0.02	1.51	(98.6)
Allowance for loan losses to nonaccrual loans	72.30	132.13	(45.3)

(1)	Tangible book value per share (net of tax) is a non-GAAP ratio that represents stockholders’ equity less intangibles, adjusted for deferred taxes related to intangibles, dividend by the shares outstanding at the end of the period. Tangible assets as of June 30, 2009 and June 30, 2008, adjusted for deferred taxes, were $5.66 billion and $4.99 billion, respectively. We believe this ratio improves the comparability to other institiutions that have not engaged in acquistions that resulted in recorded goodwill and other intangibles.

(2)	Net interest margin represents net interest income as a percentage of average interest-earning assets.

(3)	Tangible common equity is a non-GAAP ratio of equity to tangible assets, excluding our preferred stock. Tangible assets as of June 30, 2009 and June 30, 2008 were $5.65 billion and $4.98 billion, respectively. We believe this non-GAAP ratio provides investors with additional valuable information concerning the Company’s capital position as it excludes goodwill, which more closely approximates qualifiying regulatory capital.

Primary Factors in Evaluating Financial Condition and Results of Operations
As a bank holding company, we focus on several factors in evaluating our financial condition and results of operations, including:
•	Return on Average Equity (ROE);

•	Return on Average Assets (ROA);

•	Asset Quality;

•	Asset and Deposit Growth; and
Return on Average Equity. For the three months ended June 30, 2009 we had a net loss of $14.1 million compared to net income of $2.4 million for the three months ended June 30, 2008. The net loss is primarily due to a $24.4 million increase to the provision for loan losses from the quarter ended June 30, 2008 caused by challenging economic conditions, which was partially offset by net mark-to-market gains and gains on sale of securities of $8.7 million and a $5.2 million decrease in interest expense due to lower costs of funds compared to the same period in the prior year. Basic and diluted loss per share was $0.31 for the three months ended June 30, 2009 compared to basic and diluted earnings per share of $0.08 for the same period in 2008. Stockholders’ equity increased $194.6 million from the quarter ended March 31, 2009 due to a $200 million public stock offering in the second quarter 2009. Net loss available to common stockholders’ was $16.6 million, which includes $2.4 million in preferred stock dividends and accretion. The decrease in net income and equity resulted in an ROE of (10.94)% for the three months ended June 30, 2009 compared to 1.95% for the three months ended June 30, 2008.
For the six months ended June 30, 2009 we incurred a net loss of $100.6 million compared to net income of $6.6 million for the six months ended June 30, 2008. The net loss was primarily due to securities impairment charges of $40.1 million, a non-cash goodwill impairment charge of $45.0 million and a $36.3 million increase to the provision for loan losses caused by challenging economic conditions, which was partially offset by a $15.7 million decrease in interest expense due to lower costs of funds. Basic and diluted loss per share was $2.31 for the six months ended June 30, 2009 compared to basic and diluted earnings per share of $0.22 and $0.21, respectively, for the same period in 2008. Stockholders’ equity increased $194.6 million from the quarter ended March 31, 2009 due to a $200 million public offering, partially offset by the $14.1 million loss for the second quarter. The decrease in net income and increase in equity resulted in an ROE of (81.10)% for the six months ended June 30, 2009 compared to 2.64% for the six months ended June 30, 2008.
Return on Average Assets. Our ROA for the three and six months ended June 30, 2009 decreased to (1.07)% and (7.67)%, respectively, compared to 0.19% and 0.26%, respectively, for the same periods in 2008. The decrease in ROA is primarily due to the net loss including impairment charges, goodwill write downs and significant increases in the loan loss reserves as discussed above.
Asset Quality. For all banks and bank holding companies, asset quality plays a significant role in the overall financial condition of the institution and results of operations. We measure asset quality in terms of nonaccrual loans as a percentage of gross loans, and net charge-offs as a percentage of average loans. Net charge-offs are calculated as the difference between charged-off loans and recovery payments received on previously charged-off loans. As of June 30, 2009, impaired loans, including nonaccrual loans, were $212.6 million compared to $59.1 million at June 30, 2008. Nonaccrual loans as a percentage of gross loans as of June 30, 2009 were 2.89% compared to 1.15% as of June 30, 2008. For the three and six months ended June 30, 2009 annualized net charge-offs as a percentage of average loans were 3.00% and 2.36%, respectively. For the same periods in 2008, annualized net charge-offs as a percentage of average loans were 0.55% and 0.63%, respectively.
Asset and Deposit Growth. The ability to produce loans and generate deposits is fundamental to our asset growth. Our assets and liabilities are comprised primarily of loans and deposits, respectively. Total assets increased 9.2% to $5.70 billion as of June 30, 2009 from $5.22 billion as of June 30, 2008. Gross loans grew 4.0% to $4.03 billion as of June 30, 2009 from $3.87 billion as of June 30, 2008. Total deposits increased 20.2% to $4.39 billion as of June 30, 2009 from $3.65 billion as of June 30, 2008.
Critical Accounting Policies
The Notes to our Audited Consolidated Financial Statements for the year ended December 31, 2008 contain a summary of our significant accounting policies, including discussions on recently issued accounting pronouncements, our adoption of them and the related impact of their adoption. The Notes to our Unaudited Consolidated Financial Statements for the quarter ended June 30, 2009 contain a summary of recent accounting pronouncements. We believe that certain of these policies, along with various estimates that we are required to make in recording our financial transactions, are important to have a complete picture of our financial position. In addition, these policies require us to make complex and subjective judgments, many of which include matters with a high degree of uncertainty. The discussion of these critical accounting policies and significant estimates can be found in Note 1 of the Audited Consolidated Financial Statements filed with the Company’s Annual Report on Form 10-K. See Note 1 to the Unaudited Consolidated Financial Statements included herein for information regarding recent pronouncements.
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

The following table sets forth a summary financial overview for the three and six months ended June 30, 2009 and 2008.

	Three Months Ended			Six Months Ended
	June 30,		Increase	June 30,		Increase
	2009	2008	(Decrease)	2009	2008	(Decrease)
	(in thousands, except per share amounts)
Consolidated Statement of Operations Data:
Interest income	$70,296	$72,686	$(2,390)	$140,464	$149,478	$(9,014)
Interest expense	19,495	24,684	(5,189)	38,933	54,614	(15,681)

Net interest income	50,801	48,002	2,799	101,531	94,864	6,667
Provision for loan losses	37,573	13,152	24,421	57,557	21,211	36,346

Net interest income after provision for loan losses	13,228	34,850	(21,622)	43,974	73,653	(29,679)
Investment security gains, net	10,867	56	10,811	10,874	217	10,657
Derivative gains (losses)	(67)	764	(831)	(130)	807	(937)
Securities impairment charges	(1,674)	—	(1,674)	(40,079)	(5,280)	(34,799)
Unrealized losses on assets and liabilities measured at fair value, net	(449)	(113)	(336)	3,622	1,268	2,354
Net gain (loss) on sale of repossessed assets	(3,974)	(27)	(3,947)	(8,910)	353	(9,263)
Other noninterest income	7,168	6,979	189	14,025	15,017	(992)
Noninterest expense	48,616	39,192	9,424	137,112	77,195	59,917

Net income (loss) before income taxes	(23,517)	3,317	(26,834)	(113,736)	8,840	(122,576)
Income tax expense (benefit)	(9,380)	902	(10,282)	(13,157)	2,283	(15,440)

Net income (loss)	$(14,137)	$2,415	$(16,552)	$(100,579)	$6,557	$(107,136)

Net income (loss) available to common stockholders	$(16,561)	$2,415	$(18,976)	$(105,435)	$6,557	$(111,992)

Earnings (loss) per share — basic	$(0.31)	$0.08	$(0.39)	$(2.31)	$0.22	$(2.53)

Earnings (loss) per share — diluted	$(0.31)	$0.08	$(0.39)	$(2.31)	$0.21	$(2.52)

The net loss of $14.1 million for the three months ended June 30, 2009 is primarily due to a $24.4 million increase to the provision for loan losses from the quarter ended June 30, 2008 caused by challenging economic conditions, which was partially offset by net mark-to-market gains on securities of $8.7 million and a $5.2 million decrease in interest expense due to lower costs of funds compared to the same period in the prior year. The net loss of $100.6 million for the six months ended June 30, 2009 was due primarily to securities impairment charges of $40.1 million, a non-cash goodwill impairment charge of $45.0 million and a $36.3 million increase to the provision for loan losses caused by challenging economic conditions, which was partially offset by a $15.7 million decrease in interest expense due to lower costs of funds compared with the same period in 2008.
Net Interest Income and Net Interest Margin. The 5.8% increase in net interest income for the three months ended June 30, 2009 compared to the same period in 2008 was due to a decrease in interest expense mentioned above, partially offset by a decrease in interest income of $2.4 million, reflecting the effect of a lower average yield on our average interest-bearing assets.
Net interest income for the six months ended June 30, 2009 increased 7.0% over the same period in 2008. This was due to a decrease in interest expense of $15.7 million offset by a $9.0 million decrease in interest income, reflecting the effect of a 0.94% decrease in average costs of funds.
The average yield on our interest-earning assets was 5.76% and 5.86% for the three and six months ended June 30, 2009, respectively, compared to 6.42% and 6.63%, respectively, for the same periods in 2008. The decrease in the yield on our interest-earning assets is a result of a decrease in market rates, repricing on our adjustable rate loans, increases in nonaccrual loans and new loans originated with lower interest rates because of the lower interest rate environment.
During the quarter, the Company substantially increased its liquidity position by increasing cash kept at the affiliate level, as well as short term investment of proceeds at the parent from its common equity offering. This increase in cash reduced the Company’s interest margin by 20 basis points from the first quarter 2009 as approximately $247 million was invested in interest bearing bank balances and money market funds yielding 0.27% for the quarter.

The average cost of our interest-bearing liabilities decreased to 2.07% and 2.06% for the three and six months ended June 30, 2009, respectively, from 2.68% and 3.00%, respectively, in the three and six months ended June 30, 2008, which is a result of lower rates paid on deposit accounts and borrowings due to a lower interest rate environment.
Average Balances and Average Interest Rates. The tables below set forth balance sheet items on a daily average basis for the three and six months ended June 30, 2009 and 2008 and present the daily average interest rates earned on assets and the daily average interest rates paid on liabilities for such periods. Nonaccrual loans have been included in the average loan balances. Securities include securities available for sale, securities held to maturity and securities carried at market value pursuant to SFAS 159 elections. Yields on tax-exempt securities and loans are computed on a tax equivalent basis.

	Three Months Ended June 30,
($ in thousands)	2009			2008
	Average		Average	Average		Average
	Balance	Interest	Yield/Cost	Balance	Interest	Yield/Cost (6)
Earning Assets
Securities:
Taxable	$532,732	$6,271	4.77%	$611,134	$8,281	5.45%
Tax-exempt (1)	47,316	368	5.63%	78,910	886	7.51%

Total securities	580,048	6,639	4.84%	690,044	9,167	5.69%
Federal funds sold	20,548	206	4.07%	14,279	80	2.25%
Loans (1) (2) (3)	4,083,802	63,268	6.28%	3,840,060	62,817	6.58%
Short term investments	247,197	167	0.27%	—	—	0.00%
Investment in restricted stock	41,034	16	0.16%	42,757	622	5.85%

Total earnings assets	4,972,629	70,296	5.76%	4,587,140	72,686	6.42%
Non-earning Assets
Cash and due from banks	95,073			104,619
Allowance for loan losses	(77,461)			(53,535)
Bank owned life insurance	90,977			89,108
Other assets	299,451			473,269

Total assets	$5,380,669			$5,200,601

Interest-Bearing Liabilities
Sources of Funds
Interest-bearing deposits:
Interest checking	288,732	835	1.17%	264,458	967	1.47%
Savings and money market	1,630,134	7,148	1.78%	1,584,594	8,790	2.23%
Time deposits	1,220,587	8,430	2.80%	788,845	7,451	3.80%

Total interest-bearing deposits	3,139,453	16,413	2.12%	2,637,897	17,208	2.62%
Short-term borrowings	542,386	1,420	1.06%	895,181	5,174	2.32%
Long-term debt	31,297	463	6.00%	51,004	695	5.48%
Junior sub. & subordinated debt	104,005	1,199	4.68%	116,003	1,607	5.57%

Total interest-bearing liabilities	3,817,141	19,495	2.07%	3,700,085	24,684	2.68%
Noninterest-Bearing Liabilities
Noninterest-bearing demand deposits	1,013,038			976,066
Other liabilities	26,299			26,936
Stockholders’ equity	524,191			497,514

Total liabilities and stockholders’ equity	$5,380,669			$5,200,601

Net interest income and margin (4)		$50,801	4.17%		$48,002	4.25%

Net interest spread (5)			3.69%			3.74%

(1)	Yields, but not interest income, on loans and securities have been adjusted to a tax equivalent basis.

(2)	Net loan fees of $1.2 million and $1.5 million are included in the yield computation for June 30, 2009 and 2008, respectively.

(3)	Includes average nonaccrual loans of approximately $107.5 million in 2009 and $27.1 million in 2008.

(4)	Net interest margin is computed by dividing net interest income by total average earning assets.

(5)	Net interest spread represents average yield earned on interest-earning assets less the average rate paid on interest-bearing liabilities.

(6)	Annualized.

	Six Months Ended June 30,
($ in thousands)	2009			2008
	Average		Average	Average		Average
	Balance	Interest	Yield/Cost	Balance	Interest	Yield/Cost (6)
Earning Assets
Securities:
Taxable	$518,663	$12,496	4.86%	$643,227	$17,995	5.63%
Tax-exempt (1)	59,886	1,017	5.74%	77,213	1,662	6.66%

Total securities	578,549	13,513	4.95%	720,440	19,657	5.74%
Federal funds sold	16,373	229	2.82%	15,502	195	2.53%
Loans (1) (2) (3)	4,085,985	126,521	6.24%	3,782,127	128,521	6.83%
Short term investments	137,673	185	0.27%	—	—	0.00%
Investment in restricted stock	41,035	16	0.08%	41,791	1,105	5.32%

Total earnings assets	4,859,615	140,464	5.86%	4,559,860	149,478	6.63%
Non-earning Assets
Cash and due from banks	111,352			102,969
Allowance for loan losses	(77,408)			(52,081)
Bank owned life insurance	90,874			88,737
Other assets	333,694			462,940

Total assets	$5,318,127			$5,162,425

Interest-Bearing Liabilities
Sources of Funds
Interest-bearing deposits:
Interest checking	268,635	1,536	1.15%	264,017	2,231	1.70%
Savings and money market	1,553,951	14,261	1.85%	1,580,276	19,431	2.47%
Time deposits	1,165,421	16,266	2.81%	744,252	15,060	4.07%

Total interest-bearing deposits	2,988,007	32,063	2.16%	2,588,545	36,722	2.85%
Short-term borrowings	680,298	3,220	0.95%	905,850	12,754	2.83%
Long-term debt	40,329	1,188	5.94%	51,650	1,410	5.49%
Junior sub. & subordinated debt	103,980	2,462	4.77%	119,085	3,728	6.30%

Total interest-bearing liabilities	3,812,614	38,933	2.06%	3,665,130	54,614	3.00%
Noninterest-Bearing Liabilities
Noninterest-bearing demand deposits	984,357			970,966
Other liabilities	18,216			23,495
Stockholders’ equity	502,940			502,834

Total liabilities and stockholders’ equity	$5,318,127			$5,162,425

Net interest income and margin (4)		$101,531	4.24%		$94,864	4.21%

Net interest spread (5)			3.80%			3.63%

(1)	Yields, but not interest income, on loans and securities have been adjusted to a tax equivalent basis.

(2)	Net loan fees of $2.5 million and $2.9 million are included in the yield computation for June 30, 2009 and 2008, respectively.

(3)	Includes average nonaccrual loans of approximately $91.1 million in 2009 and $24.0 million in 2008.

(4)	Net interest margin is computed by dividing net interest income by total average earning assets.

(5)	Net interest spread represents average yield earned on interest-earning assets less the average rate paid on interest-bearing liabilities.

(6)	Annualized.
Net Interest Income. The table below demonstrates the relative impact on net interest income of changes in the volume of earning assets and interest-bearing liabilities and changes in rates earned and paid by us on such assets and liabilities. For purposes of this table, nonaccrual loans have been included in the average loan balances.

	Three Months Ended June 30,			Six Months Ended June 30,
	2009 v. 2008			2009 v. 2008
	Increase (Decrease)			Increase (Decrease)
	Due to Changes in (1)(2)			Due to Changes in (1)(2)
	Volume	Rate	Total	Volume	Rate	Total
	(in thousands)
Interest on securities:
Taxable	$(922)	$(1,088)	$(2,010)	$(3,001)	$(2,498)	$(5,499)
Tax-exempt	(439)	(79)	(518)	(294)	(351)	(645)
Federal funds sold	63	63	126	12	22	34
Loans	3,774	(3,323)	451	9,409	(11,409)	(2,000)
Short term investments	165	2	167	185	—	185
Restricted stock	(1)	(605)	(606)	—	(1,089)	(1,089)

Total interest income	2,640	(5,030)	(2,390)	6,311	(15,325)	(9,014)

Interest expense:
Interest checking	70	(202)	(132)	26	(721)	(695)
Savings and Money market	200	(1,842)	(1,642)	(242)	(4,928)	(5,170)
Time deposits	2,981	(2,002)	979	5,878	(4,672)	1,206
Short-term borrowings	(922)	(2,832)	(3,754)	(1,068)	(8,466)	(9,534)
Long-term debt	(292)	60	(232)	(333)	111	(222)
Junior subordinated debt	(138)	(270)	(408)	(358)	(908)	(1,266)

Total interest expense	1,899	(7,088)	(5,189)	3,903	(19,584)	(15,681)

Net increase	$741	$2,058	$2,799	$2,408	$4,259	$6,667

(1)	Changes due to both volume and rate have been allocated to volume changes.

(2)	Changes due to mark-to-market gains/losses under SFAS 159 have been allocated to volume changes.
Provision for Loan Losses. The provision for loan losses in each period is reflected as a charge against earnings in that period. The provision is equal to the amount required to maintain the allowance for loan losses at a level that, in our judgment, is adequate to absorb probable loan losses inherent in the loan portfolio.
Our provision for loan losses was $37.6 million and $57.6 million for the three and six months ended June 30, 2009, respectively, compared to $13.2 million and $21.2 million for the same periods in 2008. Factors that impact the provision for loan losses are net charge-offs or recoveries, changes in the size and mix of the loan portfolio, the recognition of changes in current risk factors and specific reserves on impaired loans.

Noninterest Income. We earn other noninterest income primarily through activity related to securities and repossessed assets and fees related to:
•	Trust and investment advisory services,

•	Services provided to deposit customers,

•	Services provided to current and potential loan customers,

•	Bank owned life insurance, and

•	Miscellaneous income, which consists primarily of equipment lease income and credit card fees.
The following tables present, for the periods indicated, the major categories of noninterest income:

	Three Months Ended			Six Months Ended
	June 30,		Increase	June 30,		Increase
	2009	2008	(Decrease)	2009	2008	(Decrease)
	(in thousands)
Securities impairment charges	$(1,674)	$—	$(1,674)	$(42,126)	$(5,280)	$(36,846)
Portion of impairment charges recognized in other comprehensive loss (before taxes)	—	—	—	2,047	—	2,047

Net securities impairment charges recognized in earnings	(1,674)	—	(1,674)	(40,079)	(5,280)	(34,799)
Derivative gain (loss)	(67)	764	(831)	(130)	807	(937)
Unrealized gain (loss) on assets and liabilities measured at fair value, net	(449)	(113)	(336)	3,622	1,268	2,354
Net gain on sale of investment securities	10,867	56	10,811	10,874	217	10,657
Net gain (loss) on sale of repossessed assets	(3,974)	(27)	(3,947)	(8,910)	353	(9,263)

	4,703	680	4,023	(34,623)	(2,635)	(31,988)
Trust and investment advisory services	2,361	2,734	(373)	4,598	5,531	(933)
Service charges	1,980	1,411	569	3,662	2,838	824
Income from bank owned life insurance	435	573	(138)	949	1,373	(424)
Miscellaneous noninterest income	2,392	2,261	131	4,816	5,275	(459)

Total noninterest income (loss)	$11,871	$7,659	$4,212	$(20,598)	$12,382	$(32,980)

Noninterest income increased $4.2 million and decreased $33.0 million, respectively, from the three and six months ended June 30, 2008 to the same periods in 2009. The second quarter increase was due primarily to an $8.0 million net increase in net mark-to-market gains/losses and net gains/losses on sale of securities, including the sale of certain adjustable rate preferred stock which had been previously impaired, offset by a $3.9 million increase in net losses on sale of repossessed assets. The year to date decrease was due to a $22.7 million decrease in net mark-to-market gains/losses and net gains/losses on sale of securities, due primarily to securities impairment charges related to our adjustable rate preferred stock portfolio and a $9.3 million decrease in net gains/losses on sale of repossessed assets.
During the three and six month periods ended June 30, 2009, we recognized net unrealized losses on assets and liabilities measured at fair value of $0.4 million and net unrealized gains on assets and liabilities measured at fair value $3.6 million, respectively. The second quarter losses are primarily from changes in the junior subordinated debt valuations as of June 30, 2009. The year-to-date gains are primarily the result of unrealized gains on our mortgage-backed securities portfolio and changes in the junior subordinated debt valuations as of June 30, 2009.

Assets under management at Miller/Russell and Associates were $1.03 billion at June 30, 2009, down 21.4% from $1.31 billion at June 30, 2008. Assets under management at Premier Trust were $267 million at June 30, 2009, down 18.6% from $328 million at June 30, 2008. Assets under management at Shine Investment Advisory Services were $338 million at June 30, 2009, down 16.1% from $403 million at June 30, 2008. These declines are due primarily to decreases in trust assets and lower market valuations. Overall decline in assets under management resulted in 13.6% and 16.9% decreases, respectively, in trust and advisory fee revenue for the three and six month periods ending June 30, 2009 as compared to the three and six month periods ending June 30, 2008.
Service charges increased 40.3% and 29.0%, or $0.6 million and $0.8 million, respectively, from the three and six months ended June 30, 2008 to the same periods in 2009, due to higher deposit balances, higher fees on consumer deposits and the growth in our customer base.
Noninterest Expense. The following table presents, for the periods indicated, the major categories of noninterest expense:

	Three Months Ended			Six Months Ended
	June 30,		Increase	June 30,		Increase
	2009	2008	(Decrease)	2009	2008	(Decrease)
			(in thousands)
Salaries and employee benefits	$24,527	$21,517	$3,010	$49,351	$43,451	$5,900
Occupancy	5,254	5,179	75	10,525	10,207	318
Insurance	5,063	873	4,190	6,711	1,845	4,866
Customer service	3,465	1,113	2,352	5,950	2,313	3,637
Legal, professional and director fees	1,877	1,237	640	3,250	2,168	1,082
Advertising, public relations and business development	1,652	2,373	(721)	3,249	4,473	(1,224)
Data processing	1,215	1,437	(222)	2,352	2,206	146
Intangible amortization	945	915	30	1,890	1,704	186
Audits and exams	505	637	(132)	971	1,285	(314)
Telephone	491	384	107	987	785	202
Travel and automobile	432	364	68	842	702	140
Supplies	430	411	19	890	782	108
Correspondent banking service charges and wire transfer costs	379	334	45	779	635	144
Goodwill impairment charge	—	—	—	45,000	—	45,000
Other	2,381	2,418	(37)	4,365	4,639	(274)

Total noninterest expense	$48,616	$39,192	$9,424	$137,112	$77,195	$59,917

Noninterest expense increased $9.4 million and $59.9 million, respectively, from the three and six months ended June 30, 2008 to the same periods in 2009. The second quarter increases are primarily due to the additional FDIC insurance assessment and marginal increases to salaries and benefits from the prior year from our overall growth. The year-to-date increases are attributable primarily to a $45.0 million non-cash goodwill impairment and our overall growth. At June 30, 2009, we had 1,076 full-time equivalent employees compared to 1,000 at June 30, 2008.
Insurance expense increased $4.2 million and $4.9 million, respectively, from the three and six months ended June 30, 2008 to the same periods in 2009 primarily due to the additional FDIC depository insurance assessment for the 2009 periods.
Income Taxes. The effective tax rate on net operating earnings for the second quarter of 2009 was 39.9% compared to 4.2% for the first quarter of 2009 and compared to 27.2% for the second quarter of 2008. This increase in the effective tax rate from the first quarter was primarily due to the goodwill impairment charge of $45.0 million in the first quarter of 2009. The Company previously booked a deferred tax asset valuation allowance on its impaired ARPS. The valuation allowance was recorded in accordance with SFAS No. 109, Accounting for Income Taxes (SFAS 109). Under SFAS 109, management is required to reduce the carrying amounts of deferred tax assets if, based on the available evidence, it is not “more likely than not” that such assets will be realized. Management periodically assesses the need to establish, increase, or decrease a valuation allowance for deferred tax assets. Appropriate consideration is given to all available evidence (both positive and negative) related to the realization of the deferred tax assets. Evidence considered includes the nature and amount of taxable income and expense items, the availability of statutory carryback and carryforward periods, forecasts of future profitability and tax-planning strategies that may be implemented to increase the likelihood that deferred tax assets will be realized. If, after this periodic assessment, management determines that the realization of the deferred tax assets does not meet the “more likely than not” criteria, a valuation allowance is recorded, thereby reducing the deferred tax assets.
As of June 30, 2009, the Company performed an analysis of the available evidence related to the realization of deferred tax assets. Negative evidence primarily consisted of significant net losses reported in each of the last four most recent fiscal quarters. Positive evidence related to the realization of deferred tax assets included a strong historical record of profitability, projected levels of pretax earnings for financial reporting purposes sufficient to generate the minimum of future taxable income in order to realize the net deferred tax asset, significant excess capital due to recent private and public offerings, consistent net interest margin results and demonstrated ability to attract low-cost core deposits. Management continues to evaluate the realization of their future taxable income on a quarterly basis. Although management believes that its projections are reasonable, further significant deterioration in economic and market conditions would have a material adverse effect on the Company’s ability to fully realize the net deferred tax asset. As such, management may determine that additional valuation allowances are necessary in future periods.
Financial Condition
Total Assets
On a consolidated basis, our total assets as of June 30, 2009 and December 31, 2008 were $5.70 billion and $5.24 billion, respectively. Assets experienced growth from the period ending June 30, 2008 to the period ending June 30, 2009 of $482.2 million, or 9.2%, including loan growth of $154.3 million, or 4.0%, offset by decreases in the securities portfolio of $64.7 million, or 10.4%. Cash and due from banks balances increased $378.2 million, or 222.0%, from June 30, 2008 to June 30, 2009 due to the Company’s initiative to build additional liquidity for risk mitigation and possible future government-assisted acquisitions.
Loans
Our gross loans, including deferred loan fees, on a consolidated basis as of June 30, 2009 and December 31, 2008 were $4.03 billion and $4.10 billion, respectively. Our overall marginal decrease in loans from December 31, 2008 to June 30, 2009 is a result of paydowns on existing loans, enhanced underwriting standards on new loans, and an increased amount of loan charge-offs during 2009.
The following table shows the amounts of loans outstanding by type of loan at the end of each of the periods indicated.

	June 30,	December 31,
	2009	2008
	(in thousands)
Construction and land development	$727,423	$820,874
Commercial real estate	1,866,046	1,763,392
Residential real estate	594,951	589,196
Commercial and industrial	768,863	860,280
Consumer	80,531	71,148
Less: Net deferred loan fees	(8,947)	(9,179)

Gross loans, net of deferred fees	4,028,867	4,095,711
Less: Allowance for loan losses	(84,143)	(74,827)

	$3,944,724	$4,020,884

Nonperforming Assets
Nonperforming assets include loans past due 90 days or more and still accruing interest, nonaccrual loans, restructured loans, and other real estate owned, or OREO. In general, loans are placed on nonaccrual status when we determine timely recognition of interest to be in doubt due to the borrower’s financial condition and collection efforts. Restructured loans have modified terms to reduce either principal or interest due to deterioration in the borrower’s financial condition. OREO results from loans where we have received physical possession of the borrower’s assets. The Company attempts to sell OREO properties relatively quickly, which generally results in a sales price of an amount lower than we may have received if we had marketed the property for a longer period. This practice has resulted in losses of $4.0 million and $8.9 million, respectively, taken on repossessed assets for the three and six months ended June 30, 2009 and may continue in the future.
The following table summarizes the loans for which the accrual of interest has been discontinued, loans past due 90 days or more and still accruing interest, restructured loans, and OREO.

	June 30,	December 31,
	2009	2008
	($ in thousands)
Total nonaccrual loans	$116,377	$58,302
Loans past due 90 days or more and still accruing	36,060	11,515

Total nonperforming loans	152,437	69,817

Restructured loans	39,652	15,605
Other impaired loans, excluding restructured loans	20,520	92,981

Total impaired loans, including nonperforming loans	$212,609	$178,403

Other real estate owned (OREO)	$42,137	$14,545
Nonaccrual loans to gross loans	2.89%	1.42%
Loans past due 90 days or more and still accruing to total loans	0.90	0.28
Interest income received on nonaccrual loans during the period	$233	$488
Interest income that would have been recorded under the original terms of the nonaccrual loans during the period	$4,216	$1,827
The composite of nonaccrual loans were as follows as of the dates indicated:

	At June 30, 2009			At December 31, 2008
	Nonaccrual		Percent of	Nonaccrual		Percent of
($ in thousands)	Balance	%	Total Loans	Balance	%	Total Loans

Construction and land development	$43,261	37.17%	1.07%	$28,279	48.50%	0.68%
Residential real estate	21,769	18.71%	0.54%	15,062	25.84%	0.37%
Commercial real estate	23,443	20.14%	0.58%	9,329	16.00%	0.23%
Commercial and industrial	27,617	23.73%	0.69%	5,614	9.63%	0.14%
Consumer	287	0.25%	0.01%	18	0.03%	0.00%

Total nonaccrual loans	$116,377	100.00%	2.89%	$58,302	100.00%	1.42%

As of June 30, 2009 and December 31, 2008, nonaccrual loans totaled $116.4 million and $58.3 million, respectively. Nonaccrual loans at June 30, 2009 consisted of 179 loans with the highest single customer loan balance of $14.3 million. The increase in total nonaccrual loans is primarily due to increases in the length of time to market and sell real estate projects and the overall decline in our local markets related to the challenging economic environment.
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
As of June 30, 2009 and December 31, 2008 the aggregate total amount of loans classified as impaired was $212.6 million and $178.4 million, respectively. The total specific allowance for loan losses related to these loans was $20.9 million and $14.1 million for June 30, 2009 and December 31, 2008, respectively. As of June 30, 2009 and December 31, 2008, we had $39.7 million and $15.6 million, respectively, in loans classified as restructured loans as defined by SFAS No. 15, Accounting by Debtors and Creditors for Troubled Debt Restructurings. The increases in total impaired loans and restructured loans was primarily due to the overall decline in economic conditions.
The breakdown of total impaired loans and the related specific reserves is as follows:

	At June 30, 2009
	Impaired		Percent of	Reserve		Percent of
($ in thousands)	Balance	%	Total Loans	Balance	%	Total Allowance

Construction and land development	$87,567	41.19%	2.17%	$9,004	43.10%	10.70%
Residential real estate	28,927	13.61%	0.72%	2,736	13.10%	3.25%
Commercial real estate	57,979	27.27%	1.44%	636	3.04%	0.76%
Commercial and industrial	37,849	17.80%	0.94%	8,350	39.97%	9.92%
Consumer	287	0.13%	0.01%	165	0.79%	0.20%

Total impaired loans	$212,609	100.00%	5.28%	$20,891	100.00%	24.83%

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
Our allowance for loan loss methodology incorporates several quantitative and qualitative risk factors used to establish the appropriate allowance for loan loss at each reporting date. Quantitative factors include our historical loss experience, delinquency and charge-off trends, collateral values, changes in nonperforming loans, other factors, and information about individual loans including the borrower’s sensitivity to interest rate movements. Qualitative factors include the economic condition of our operating markets and the state of certain industries. Specific changes in the risk factors are based on perceived risk of similar groups of loans classified by collateral type, purpose and terms. Statistics on local trends, peers, and an internal three-year loss history are also incorporated into the allowance. Due to the credit concentration of our loan portfolio in real estate secured loans, the value of collateral is heavily dependent on real estate values in Nevada, Arizona and California, all of which have declined significantly in recent periods. While management uses the best information available to make its evaluation, future adjustments to the allowance may be necessary if there are significant changes in economic or other conditions. In addition, the FDIC, and state banking regulatory agencies, as an integral part of their examination processes, periodically review our subsidiary banks’ allowances for loan losses, and may require us to make additions to our allowance based on their judgment about information available to them at the time of their examinations. Management periodically reviews the assumptions and formulae used in determining the allowance and makes adjustments if required to reflect the current risk profile of the portfolio.
The allowance consists of specific and general components. The specific allowance relates to impaired loans. For such loans, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan are lower than the carrying value of that loan, pursuant to SFAS No. 114, Accounting by Creditors for Impairment of a Loan (SFAS 114). The general allowance covers non-classified loans and is based on historical loss experience adjusted for the various qualitative and quantitative factors listed above, pursuant to SFAS No. 5, Accounting for Contingencies (SFAS 5).
The following table summarizes the activity in our allowance for loan losses for the periods indicated.

	Three months ended		Six months ended
	June 30,		June 30,
	2009	2008	2009	2008
	($ in thousands)
Allowance for loan losses:
Balance at beginning of period	$77,184	$50,839	$74,827	$49,305
Provisions charged to operating expenses	37,573	13,152	57,557	21,211
Recoveries of loans previously charged-off:
Construction and land development	212	—	212	—
Commercial real estate	—	—	—	—
Residential real estate	143	—	194	—
Commercial and industrial	501	192	871	287
Consumer	96	4	125	12

Total recoveries	952	196	1,402	299
Loans charged-off:
Construction and land development	10,381	1,082	12,231	4,405
Commercial real estate	6,310	—	7,427	182
Residential real estate	6,427	1,528	12,554	2,498
Commercial and industrial	7,355	2,705	15,320	4,789
Consumer	1,093	184	2,111	253

Total charged-off	31,566	5,499	49,643	12,127
Net charge-offs	30,614	5,303	48,241	11,828

Balance at end of period	$84,143	$58,688	$84,143	$58,688

Net charge-offs to average loans outstanding (annualized)	3.00%	0.55%	2.36%	0.63%
Allowance for loan losses to gross loans	2.09%	1.51%
Net charge-offs totaled $30.6 million and $48.2 million for the three and six months ended June 30, 2009, respectively, compared to net charge-offs of $5.3 million and $11.8 million for the same periods in 2008. The provision for loan losses totaled $37.6 million and $57.6 million for the three and six months ended June 30, 2009, respectively, compared to $13.2 million and $21.2 million for the same periods in 2008. The increase in the provision for loan losses is due to an increase in loan charge-offs, changes in the size and mix of the loan portfolio and specific reserves on impaired loans.
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

	Allowance for Loan Losses at June 30, 2009
		($ in thousands)
		% of Total	% of Loans in
		Allowance For	Each Category to
	Amount	Loan Losses	Gross Loans

Construction and land development	$24,786	29.46%	18.02%
Commercial real estate	9,204	10.94%	46.21%
Residential real estate	14,476	17.20%	14.73%
Commercial and industrial	31,509	37.45%	19.04%
Consumer	4,168	4.95%	1.99%

Total	$84,143	100.00%	100.00%

Potential Problem Loans
We classify our loans consistent with federal banking regulations using a nine category grading system. The following table presents information regarding potential problem loans, consisting of loans graded watch, substandard, doubtful, and loss, but still performing as of the dates indicated. The loans in the following table are not considered impaired under SFAS 114.

	At June 30, 2009
	# of	Loan		Percent of
($ in thousands)	Loans	Balance	%	Total Loans

Construction and land development	88	$142,273	33.04%	3.53%
Commercial real estate	135	175,450	40.74%	4.35%
Residential real estate	93	28,530	6.63%	0.71%
Commercial and industrial	300	82,014	19.05%	2.04%
Consumer	30	2,344	0.54%	0.06%

Total potential problem loans	646	$430,611	100.00%	10.69%

Our potential problem loans consisted of 646 loans and totaled approximately $430.6 million at June 30, 2009. Our potential problem loans are primarily secured by real estate with average loan to value ratios below 80% at the time of origination.
The Company’s Bank of Nevada subsidiary has a $14.8 million interest in a syndicated credit relationship to Station Casinos Inc., which is secured by first deeds of trust on four of its operating casino subsidiaries, furniture and equipment, and certain other assets. In July 2009, Station Casinos Inc., our borrowing entity, filed for bankruptcy under Chapter 11; however, the operating casinos which secure the credit relationship have not filed for such protection. Although the credit remains current as to principal and interest, Bank of Nevada has classified the loan as substandard. Bank of Nevada has only 1.6% of the entire loan amount to Station Casinos and limited input into management of the credit. However, it is one of the Company’s largest loan exposures. James Nave, DVM, a director of the Company and Bank of Nevada, is also a director of Station Casinos Inc. Dr. Nave does not presently serve on any Company or subsidiary Board committee that oversees our loan portfolio and had no involvement in the acquisition of the credit. He does not participate in any discussions regarding the loan by of the Boards of Directors of the Company or Bank of Nevada.
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
We use our investment securities portfolio to ensure liquidity for cash requirements, manage interest rate risk, provide a source of income and to manage asset quality. The carrying value of our investment securities as of June 30, 2009 totaled $557.0 million, compared to $565.4 million at December 31, 2008.

The carrying value of our portfolio of investment securities at June 30, 2009 and December 31, 2008 was as follows:

	Carrying Value
	At June 30,	At December 31,
	2009	2008
	(in thousands)
U.S. Treasury securities	$3,023	$8,170
U.S. Government-sponsored agency securities	2,522	2,511
Direct obligation and GSE residential mortgage-backed securities	468,128	436,804
Private label residential mortgage-backed securities	22,519	38,428
State and municipal obligations	5,408	18,956
Adjustable rate preferred stock	21,086	27,722
Collateralized debt obligations	919	1,219
Trust preferred securities	16,467	16,301
Other	16,908	15,266

Total investment securities	$556,980	$565,377

At June 30, 2009, the combined net unrealized loss on our ARPS CDOs and trust preferred securities portfolios classified as available-for-sale was $15.8 million, compared with $41.1 million at December 31, 2008. The decrease in net unrealized losses is due to the impairment of the majority of the adjustable rate preferred stock portfolio, partially offset by the continuing decline in the fair value of these securities tied to the decline in the national financial markets. We are actively monitoring these portfolios for declines in fair value that are considered other-than-temporary. If current market conditions persist, we may have impairment charges against earnings in a future period for declines in securities fair values that are considered other than temporary.
During the six months ended June 30, 2009, we recorded impairment charges totaling $40.1 million, including $36.4 million related to our adjustable rate preferred stock portfolio, $1.6 million related to additional impairment of some of our CDOs and $2.0 million related to a single structured debt security.
Goodwill
The Company recorded $217.8 million of goodwill from its merger-related activities through 2007. In accordance with SFAS No. 141 Business Combinations, goodwill is not amortized but rather tested for impairment annually. Impairment testing consists of comparing the fair value of the acquired reporting units with their carrying amounts, including goodwill. An impairment loss would be recorded to the extent the carrying value of the goodwill exceeds the fair value of the goodwill. At March 31, 2009, it was determined the implied fair value of the goodwill related to the acquisition of the Bank of Nevada reporting unit was less than the carrying value on the Company’s balance sheet, which is one factor that is considered when determining goodwill impairment. Based on the assessment that goodwill was impaired, we wrote down $45.0 million of goodwill related to the Bank of Nevada reporting unit, incurring a non-cash impairment charge. If current market conditions persist, it is possible that we will have a goodwill impairment charge against earnings in a future period. See Note 6 to the June 30, 2009 Unaudited Consolidated Financial Statements for further discussion of goodwill impairment testing.
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
Deposits have historically been the primary source for funding our asset growth. As of June 30, 2009, total deposits were $4.39 billion, compared to $3.65 billion as of December 31, 2008. Our deposits related to customer relationships increased approximately $740 million since December 31, 2008.

The following table provides the average balances and weighted average rates paid on deposits for the three and six months ended June 30, 2009.

	Three months ended		Six months ended
	June 30, 2009		June 30, 2009
	Average Balance/Rate		Average Balance/Rate
	($ in thousands)
Interest checking (NOW)	$288,732	1.17%	$268,635	1.15%
Savings and money market	1,630,134	1.78	1,553,951	1.85
Time	1,220,587	2.80	1,165,421	2.81

Total interest-bearing deposits	3,139,453	2.12	2,988,007	2.16
Non-interest bearing demand deposits	1,013,038	—	984,357	—

Total deposits	$4,152,491	1.60%	$3,972,364	1.63%

Our customer repurchases declined $20.6 million from December 31, 2008 to June 30, 2009 due primarily to the transfer of customer funds to other products offered by our banks.
Subordinated debt
As previously disclosed in our quarterly report on Form 10-Q for the first quarter 2009, our Bank of Nevada subsidiary has received notice from the holder of $60 million in subordinated debt issued by the Bank asserting an event of default based on the Bank’s being subjected to additional informal supervisory oversight. The asserted event of default would convert the interest rate on this debt from a LIBOR-based rate to the holder’s Prime Rate + 0.13%, on a blended basis. The notice further reserves all of the holder’s other rights and remedies, but does not specify or assert any such rights or remedies. We do not believe that the additional oversight is material and we are contesting the holder’s assertion that an event of default has occurred. An event of default under this subordinated debt does not result in a cross-default under any other outstanding indebtedness of either the Company or the Bank.
Liquidity
The ability to have readily available funds sufficient to repay fully maturing liabilities is of primary importance to depositors, creditors and regulators. Our liquidity, represented by cash and amounts due from banks, federal funds sold and available-for-sale securities, is a result of our operating, investing and financing activities and related cash flows. In order to ensure funds are available when necessary, on at least a quarterly basis, we project the amount of funds that will be required, and we strive to maintain relationships with a diversified customer base. Liquidity requirements can also be met through short-term borrowings or the disposition of short-term assets. We have borrowing lines at correspondent banks totaling $82.0 million. In addition, loans are pledged to the FHLB totaling approximately $1.76 billion on $0 borrowings from the FHLB as of June 30, 2009. As of June 30, 2009, we had additional available credit with the FHLB of $816.8 million. Loans and securities pledged to the FRB discount window totaled approximately $927.5 million and $16.2 million, respectively, on total borrowings from the FRB of $225.0 million as of June 30, 2009. As of June 30, 2009, we had additional available credit with the Federal Reserve of $412.2 million. We have additional pledged securities to other sources totaling $498.0 million as of June 30, 2009.
Core deposits may increase our need for liquidity as certificates of deposit mature or are withdrawn before maturity and as non-maturity deposits, such as checking and savings account balances, are withdrawn. Additionally, we are exposed to the risk that customers with large deposit balances will withdraw all or a portion of such deposits, due in part to the FDIC limitations on the amount of insurance coverage provided to depositors. To mitigate the uninsured deposit risk, we utilize the Certificate of Deposit Account Registry Service (CDARS) program, which allows customers to invest up to $50 million in certificates of deposit through one participating financial institution, with the entire amount being covered by FDIC insurance. As of June 30, 2009, we had $232.1 million of CDARS deposits.
As of June 30, 2009, we had $40.0 million of wholesale brokered deposits outstanding. Brokered deposits are generally considered to be deposits that have been received by us from a registered broker that is acting on behalf of that broker’s customer. We do not anticipate using brokered deposits as a significant liquidity source in the near future.
The net decrease in our borrowings totaled $382.7 million from December 31, 2008 to June 30, 2009. Our federal funds sold increased $17.2 million from December 31, 2008 to June 30, 2009.
During the second quarter of 2009, the Company substantially increased its liquidity position by increasing cash kept at the affiliate level, as well as short term investment of proceeds at the parent company level from our common equity offering. The Company’s cash and cash equivalents have increased $428.9 million from December 31, 2008 to June 30, 2009 and the Company’s money market investments have increased $168.7 million from December 31, 2008 to June 30, 2009.
Capital Resources
Current risk-based regulatory capital standards generally require banks and bank holding companies to maintain three minimum capital ratios. The leverage ratio compares stockholders’ equity less intangible assets to tangible assets, and must be at least 4%, or greater than or equal to 5% to be well-capitalized. Tier 1 risk-based capital ratio compares “Tier 1” or “core” capital, which consists principally of common equity, and risk-weighted assets, and must be at least 4%, or greater than or equal to 6% to be well-capitalized. Total risk-based capital ratio compares total capital, which consists of Tier 1 capital, certain forms of subordinated debt, a portion of the allowance for loan losses, and preferred stock, to risk-weighted assets, and must be at least 8%, or greater than or equal to 10% to be well-capitalized. Risk-weighted assets are calculated by multiplying the balance in each category of assets by a risk factor, which ranges from zero for cash assets and certain government obligations to 100% for some types of loans, and adding the products together.
The following table provides a comparison of our risk-based capital ratios and leverage ratios to the minimum regulatory requirements as of June 30, 2009.

			Adequately-		Minimum For
			Capitalized		Well-Capitalized
	Actual		Requirements		Requirements
			($ in thousands)
As of June 30, 2009	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total Capital (to Risk Weighted Assets)	731,278	15.8%	371,079	8.0%	463,849	10.0%

Tier I Capital (to Risk Weighted Assets)	612,970	13.2	185,539	4.0	278,309	6.0

Leverage ratio (to Average Assets)	612,970	11.5	213,335	4.0	266,669	5.0
The Company and each of its banking subsidiaries met the “well capitalized” guidelines under regulatory requirements as of June 30, 2009. The increases in our capital ratios for the quarter ended June 30, 2009, are primarily due to a public offering of 33.6 million shares of common stock. The issue was priced at a public offering price of $6.00 per share for an aggregate offering price of $201.5 million.

Pursuant to the purchase agreement with the United States Department of the Treasury (“Treasury”) relating to the Company’s previously disclosed issuance of securities to the Treasury, in the event the Company completes one or more “Qualified Equity Offerings” on or prior to December 31, 2009 that result in the Company receiving aggregate gross proceeds of not less than $140 million, the number of shares of common stock underlying the portion of the warrants then held by Treasury will be reduced by one-half of the shares of common stock originally covered by the warrants. The public offering constituted a “Qualified Equity Offering” and, as a result, half of the Company’s warrants were retired without charge.

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
Changes in Internal Control over Financial Reporting
There have not been any changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2009, which have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
As previously disclosed in our Annual Report on Form 10-K, the operations and activities of the Company’s Bank of Nevada subsidiary were placed under informal supervisory oversight by banking regulators following their September 30, 2008 examination of the bank. The bank has implemented a number of changes to its policies, procedures and processes in connection with this oversight, including: (1) revisions to the bank’s loan loss reserve methodology, (2) adoption of a written model governance process for measuring, monitoring, controlling and reporting loan and investment portfolio risks, (3) regular performance of interest rate risk modeling, including validation and back testing, and (4) adoption of a three year strategic plan. The Bank also has adopted formal written plans to: (1) improve loan underwriting and administration, (2) manage delinquent and non-performing loans, (3) reduce loan concentration risks, (4) improve identification of other than temporary impairment within its investment portfolio, and (5) improve liquidity.

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
Our 2009 Annual Meeting of Stockholders was held on April 21, 2009. Stockholders holding 25,542,151 shares, or 65.6% of the outstanding shares, were present in person or by proxy at the annual meeting. At the annual meeting, the stockholders:
     (i) elected each of Bruce Beach, William S. Boyd, Steven J. Hilton, Marianne Boyd Johnson, and Kenneth A. Vecchione to serve as Class I directors until the 2012 annual meeting of stockholders or the director’s earlier resignation or removal;
     (ii) approved an amendment increasing by 2,000,000 the maximum number of shares available for issuance under the 2005 Stock Incentive Plan and updating the material terms of performance goals applicable to certain awards that may be granted thereunder;
     (iii) approved, in an advisory (non-binding) vote, the compensation of executives, as disclosed in the definitive proxy statement relating to the annual meeting; and
     (iv) ratified the appointment of McGladrey & Pullen, LLP as the Company’s independent auditor for the 2009 fiscal year.
The tabulation with respect to these matters follows:
Election of Directors

	For	Withhold / Against
Bruce Beach	25,164,864	377,287
William S. Boyd	25,208,580	333,571
Steven J. Hilton	25,271,097	271,054
Marianne Boyd Johnson	25,183,562	358,589
Kenneth A. Vecchione	25,237,197	304,954

Class II directors with terms expiring in 2010 who continued as directors following the annual meeting include Cary Mack, Arthur Marshall, Todd Marshall, M. Nafees Nagy, M.D., and James E. Nave, D.V.M. Class III directors with terms expiring in 2011 who continued as directors following the annual meeting include George J. Maloof, Jr., John P. Sande, III, Robert G. Sarver, and Donald D. Snyder.
Other Proposals

	Votes For	Votes Against	Votes Abstain	Broker Non-Votes
Amendment to 2005 Stock Incentive Plan	14,324,903	3,041,322	10,730	8,165,196
Advisory Vote on Executive Compensation	23,847,688	887,055	807,408	—
Ratification of Auditor	25,233,946	208,109	100,095	—

Item 5.	Other Information
On August 6, 2009, George J. Maloof, Jr. resigned as member of the Board of Directors of the Company, effective immediately. Mr. Maloof’s decision to resign was not a result of a disagreement with the Company on any matter relating to the Company’s operations, policies or practices.

Item 6.	Exhibits
3.1	Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to Amendment No. 1 to Western Alliance Bancorporation’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on June 7, 2005).

3.2	Amended and Restated By-Laws (incorporated by reference to Exhibit 3.1 to Western Alliance Bancorporation’s Form 8-K filed with the Securities and Exchange Commission on January 25, 2008).

3.3	Certificate of Designations for the Fixed Rate Cumulative Perpetual Preferred Stock, Series A, of Western Alliance Bancorporation (incorporated by reference to Exhibit 3.1 to Western Alliance Bancorporation’s Form 8-K filed with the Securities and Exchange Commission on November 25, 2008).

3.4	Amended and Restated By-Laws (incorporated by reference to Exhibit 3.1 to Western Alliance Bancorporation’s Form 8-K filed with the Securities and Exchange Commission on January 25, 2008).

4.1	Specimen common stock certificate of Western Alliance Bancorporation (incorporated by reference to Exhibit 4.1 of Western Alliance Bancorporation’s Registration Statement on Form S-1, File No. 333-124406, filed with the Securities and Exchange Commission on June 27, 2005, as amended).

4.2	Form of Fixed Rate Cumulative Perpetual Preferred Stock, Series A, stock certificate (incorporated by reference to Exhibit 4.1 to Western Alliance Bancorporation’s Form 8-K filed with the Securities and Exchange Commission on November 25, 2008).

4.3	Form of Warrant to purchase shares of Western Alliance Bancorporation common stock, dated December 12, 2003, together with a schedule of warrant holders (incorporated by reference to Exhibit 10.9 to Western Alliance Bancorporation’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on April 28, 2005).

4.4	Warrant, dated November 21, 2008, by and between Western Alliance Bancorporation and the United States Department of the Treasury (incorporated by reference to Exhibit 4.2 to Western Alliance’s Form 8-K filed with the Securities and Exchange Commission on November 25, 2008).

10.1	Western Alliance Bancorporation 2008 Annual Bonus Plan.

10.2	Western Alliance Bancorporation 2009 Annual Bonus Plan.

10.3	Bank of Nevada 2008 Annual Bonus Plan.

10.4	Bank of Nevada 2009 Annual Bonus Plan.

10.5	Torrey Pines Bank 2008 Annual Bonus Plan.

10.6	Torrey Pines Bank 2009 Annual Bonus Plan.

10.7	First Independent Bank of Nevada 2009 Annual Bonus Plan.

10.8	Alliance Bank of Arizona 2009 Annual Bonus Plan.

10.9	Alta Alliance Bank 2009 Annual Bonus Plan.

31.1	CEO Certification Pursuant Rule 13a-14(a)/15d-14(a)

31.2	CFO Certification Pursuant Rule 13a-14(a)/15d-14(a)

32	CEO and CFO Certification Pursuant 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes – Oxley Act of 2002

SIGNATURES
Pursuant to the requirements of section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WESTERN ALLIANCE BANCORPORATION
Date: August 10, 2009	By:	/s/ Robert Sarver
Robert Sarver
President and Chief Executive Officer

Date: August 10, 2009	By:	/s/ Dale Gibbons
Dale Gibbons
Executive Vice President and Chief Financial Officer

Date: August 10, 2009	By:	/s/ Tom Edington
Tom Edington
Senior Vice President and Controller Principal Accounting Officer

EXHIBIT INDEX
3.1	Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to Amendment No. 1 to Western Alliance Bancorporation’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on June 7, 2005).

3.2	Amended and Restated By-Laws (incorporated by reference to Exhibit 3.1 to Western Alliance Bancorporation’s Form 8-K filed with the Securities and Exchange Commission on January 25, 2008).

3.3	Certificate of Designations for the Fixed Rate Cumulative Perpetual Preferred Stock, Series A, of Western Alliance Bancorporation (incorporated by reference to Exhibit 3.1 to Western Alliance Bancorporation’s Form 8-K filed with the Securities and Exchange Commission on November 25, 2008).

3.4	Amended and Restated By-Laws (incorporated by reference to Exhibit 3.1 to Western Alliance Bancorporation’s Form 8-K filed with the Securities and Exchange Commission on January 25, 2008).

4.1	Specimen common stock certificate of Western Alliance Bancorporation (incorporated by reference to Exhibit 4.1 of Western Alliance Bancorporation’s Registration Statement on Form S-1, File No. 333-124406, filed with the Securities and Exchange Commission on June 27, 2005, as amended).

4.2	Form of Fixed Rate Cumulative Perpetual Preferred Stock, Series A, stock certificate (incorporated by reference to Exhibit 4.1 to Western Alliance Bancorporation’s Form 8-K filed with the Securities and Exchange Commission on November 25, 2008).

4.3	Form of Warrant to purchase shares of Western Alliance Bancorporation common stock, dated December 12, 2003, together with a schedule of warrant holders (incorporated by reference to Exhibit 10.9 to Western Alliance Bancorporation’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on April 28, 2005).

4.4	Warrant, dated November 21, 2008, by and between Western Alliance Bancorporation and the United States Department of the Treasury (incorporated by reference to Exhibit 4.2 to Western Alliance’s Form 8-K filed with the Securities and Exchange Commission on November 25, 2008).

10.1	Western Alliance Bancorporation 2008 Annual Bonus Plan.

10.2	Western Alliance Bancorporation 2009 Annual Bonus Plan.

10.3	Bank of Nevada 2008 Annual Bonus Plan.

10.4	Bank of Nevada 2009 Annual Bonus Plan.

10.5	Torrey Pines Bank 2008 Annual Bonus Plan.

10.6	Torrey Pines Bank 2009 Annual Bonus Plan.

10.7	First Independent Bank of Nevada 2009 Annual Bonus Plan.

10.8	Alliance Bank of Arizona 2009 Annual Bonus Plan.

10.9	Alta Alliance Bank 2009 Annual Bonus Plan.

31.1	CEO Certification Pursuant to Rule 13a-14(a)/15d-14(a)

31.2	CFO Certification Pursuant to Rule 13a-14(a)/15d-14(a)

32	CEO and CFO Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.