Form 10-Q
period 2009-09-30
WESTERN ALLIANCE BANCORPORATION
filed 2009-11-09
CIK 1212545

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended September 30, 2009
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Common stock issued and outstanding: 72,482,477 shares as of October 31, 2009.

Part I. Financial Information
ITEM I. FINANCIAL STATEMENTS
Western Alliance Bancorporation and Subsidiaries
Consolidated Balance Sheets
September 30, 2009 and December 31, 2008
(Unaudited)

	September 30,	December 31,
($ in thousands, except per share amounts)	2009	2008

Assets
Cash and due from banks	$752,867	$136,791
Federal funds sold and other	4,998	3,163

Cash and cash equivalents	757,865	139,954

Money market investments	55,051	—
Securities held to maturity (approximate fair value $7,483 and $8,382, respectively)	7,483	8,278
Securities available for sale	588,431	437,862
Securities measured at fair value	76,834	119,237

Gross loans, including net deferred loan fees	3,967,962	4,095,711
Less: Allowance for loan losses	(104,181)	(74,827)

Loans, net	3,863,781	4,020,884

Premises and equipment, net	128,647	140,910
Other real estate owned	72,795	14,545
Bank owned life insurance	91,841	90,700
Investment in restricted stock	41,061	41,047
Accrued interest receivable	19,090	19,719
Deferred tax assets, net	56,241	34,400
Goodwill	33,390	78,966
Other intangible assets, net of accumulated amortization of $10,159 and $7,324, respectively	18,199	21,034
Income tax receivable	2,236	48,367
Other assets	18,372	26,858

Total assets	$5,831,317	$5,242,761

Liabilities and Stockholders’ Equity
Liabilities
Noninterest-bearing demand deposits	$1,154,770	$1,010,625
Interest-bearing deposits:
Demand	339,431	253,529
Savings and money market	1,802,602	1,351,502
Time, $100 and over	874,969	638,806
Other time	580,463	397,804

	4,752,235	3,652,266
Customer repurchase agreements	264,143	321,004
Federal Home Loan Bank/Federal Reserve advances and other borrowings:
One year or less	70,000	586,120
Over one year ($0 and $31,515 measured at fair value, respectively)	9,386	50,998
Junior subordinated debt measured at fair value	41,859	43,038
Subordinated debt	60,000	60,000
Accrued interest payable and other liabilities	30,727	33,838

Total liabilities	5,228,350	4,747,264

Commitments and Contingencies (Note 9)

Stockholders’ Equity
Preferred stock, par value $.0001; shares authorized 20,000,000; shares issued and outstanding 2009: 140,000; 2008: 140,000. Total liquidation preference of outstanding shares of $140,000	127,248	125,203
Common stock, par value $.0001; shares authorized 100,000,000; shares issued and outstanding 2009: 72,489,100; 2008: 38,600,788	7	4
Additional paid-in capital	682,043	484,205
Retained earnings (deficit)	(212,365)	(85,424)
Accumulated other comprehensive loss — net unrealized loss on held-to-maturity securities	(1,318)	—
Accumulated other comprehensive income (loss) — net unrealized gain (loss) on available-for-sale securities	7,352	(28,491)

Total stockholders’ equity	602,967	495,497

Total liabilities and stockholders’ equity	$5,831,317	$5,242,761

See Notes to Unaudited Consolidated Financial Statements.

Western Alliance Bancorporation and Subsidiaries
Consolidated Statements of Operations
Three and Nine Months Ended September 30, 2009 and 2008
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
($ in thousands, except per share amounts)	2009	2008	2009	2008

Interest income on:
Loans, including fees	$61,380	$64,977	$187,901	$193,498
Securities — taxable	5,730	7,239	17,939	24,883
Securities — nontaxable	55	311	350	996
Dividends — taxable	32	854	335	2,310
Dividends — nontaxable	74	564	796	1,541
Short term investments	334	—	519	—
Federal funds sold and other	141	80	370	275

Total interest income	67,746	74,025	208,210	223,503

Interest expense on:
Deposits	16,067	16,844	48,130	53,566
Customer repurchase agreements	867	1,233	3,163	4,263
Short-term borrowings	374	3,744	1,298	13,468
Long-term borrowings	211	700	1,399	2,110
Junior subordinated debt	735	1,004	2,377	3,171
Subordinated debt	522	638	1,342	2,199

Total interest expense	18,776	24,163	57,709	78,777

Net interest income	48,970	49,862	150,501	144,726
Provision for loan losses	50,750	14,716	108,307	35,927

Net interest income (loss) after provision for loan losses	(1,780)	35,146	42,194	108,799

Noninterest income (loss):
Securities impairment charges	(1,044)	(32,688)	(44,083)	(37,968)
Portion of impairment charges recognized in other comprehensive loss (before taxes)	—	—	2,047	—

Net securities impairment charges recognized in earnings	(1,044)	(32,688)	(42,036)	(37,968)
Derivative gain (loss)	(70)	176	(200)	983
Unrealized gain (loss) on assets and liabilities measured at fair value, net	1,987	5,075	5,609	6,343
Net gain on sale of investment securities	4,146	87	15,933	304
Net gain (loss) on repossessed assets	(7,283)	(32)	(16,193)	321

	(2,264)	(27,382)	(36,887)	(30,017)
Trust and investment advisory services	2,369	2,668	6,967	8,199
Service charges	2,212	1,586	5,874	4,424
Income from bank owned life insurance	574	593	1,523	1,966
Miscellaneous noninterest income	2,987	2,565	7,803	7,840

Total noninterest income (loss)	5,878	(19,970)	(14,720)	(7,588)

Noninterest expense:
Salaries and employee benefits	24,488	21,812	73,839	65,263
Occupancy	5,428	5,280	15,953	15,487
Customer service	2,827	910	8,777	3,223
Insurance	2,328	1,006	9,039	2,851
Legal, professional and director fees	1,827	1,066	5,077	3,234
Data processing	951	1,695	3,303	3,901
Intangible amortization	945	920	2,835	2,624
Advertising, public relations and business development	936	3,123	4,185	7,596
Travel and automobile	549	604	1,391	1,306
Telephone	513	415	1,500	1,200
Audits and exams	397	278	1,368	1,563
Correspondent banking service charges and wire transfer costs	380	382	1,159	1,017
Supplies	330	374	1,220	1,156
Goodwill impairment charge	576	79,242	45,576	79,242
Other	2,953	2,817	7,318	7,456

Total noninterest expenses	45,428	119,924	182,540	197,119

Income (loss) before income taxes	(41,330)	(104,748)	(155,066)	(95,908)

Income tax expense (benefit)	(17,415)	(10,040)	(30,572)	(7,757)

Net income (loss)	(23,915)	(94,708)	(124,494)	(88,151)

Preferred stock dividends	1,750	—	5,250	—
Accretion on preferred stock discount	689	—	2,045	—

Net income (loss) available to common stockholders	$(26,354)	$(94,708)	$(131,789)	$(88,151)

Earnings (loss) per share:
Basic	$(0.37)	$(2.84)	$(2.42)	$(2.86)

Diluted	$(0.37)	$(2.84)	$(2.42)	$(2.86)

See Notes to Unaudited Consolidated Financial Statements.

Western Alliance Bancorporation and Subsidiaries
Consolidated Statement of Stockholders’ Equity
Nine Months Ended September 30, 2009 (Unaudited)
(in thousands)

								Accumulated
						Additional		Other
	Comprehensive	Common Stock		Preferred Stock		Paid-in	Retained	Comprehensive
Description	Income (loss)	Shares Issued	Amount	Shares Issued	Amount	Capital	Earnings	Income (Loss)	Total

Balance, December 31, 2008		38,601	$4	140	$125,203	$484,205	$(85,424)	$(28,491)	$495,497
Cumulative effect from adoption of FSP FAS 115-2 and FAS 124-2, net of taxes of $2,688		—	—	—	—	—	4,848	(4,848)	—

Balance, January 1, 2009		38,601	4	140	125,203	484,205	(80,576)	(33,339)	495,497

Issuance of 33,441 shares of common stock, net of offering costs of $9,582		33,441	3	—	—	191,059	—	—	191,062
Stock options exercised		28	—	—	—	78	—	—	78
Stock-based compensation expense		171	—	—	—	2,352	—	—	2,352
Restricted stock granted, net of forfeitures		248	—	—	—	4,349	—	—	4,349
Accretion on preferred stock discount		—	—	—	2,045	—	(2,045)	—	—
Dividends on preferred stock		—	—	—	—	—	(5,250)	—	(5,250)
Comprehensive income (loss):
Net loss	$(124,494)	—	—	—	—	—	(124,494)	—	(124,494)
Other comprehensive income (loss)
Unrealized holding gains on securities available for sale arising during the period, net of taxes of $5,323	9,886
Less reclassification adjustment for impairment losses included in net loss, net of taxes of $2,835	39,201
Plus reclassification adjustment for gains included in net loss, net of taxes of $6,219	(9,714)

Net unrealized holding gains	39,373	—	—	—	—	—	—	39,373	39,373

	$(85,121)

Balance, September 30, 2009		72,489	$7	140	$127,248	$682,043	$(212,365)	$6,034	$602,967

See Notes to Unaudited Consolidated Financial Statements.

Western Alliance Bancorporation and Subsidiaries
Consolidated Statements of Cash Flows
Nine Months Ended September 30, 2009 and 2008 (Unaudited)
($ in thousands)

	2009	2008

Cash Flows from Operating Activities:
Net income (loss)	$(124,494)	$(88,151)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for loan losses	108,307	35,927
Goodwill impairment charge	45,576	79,242
Securities impairment charges	42,036	37,968
Change in fair value of assets and liabilities measured at fair value	(5,409)	(7,326)
Net gain on sale of investment securities	(15,933)	(304)
Net loss on repossessed assets	16,193	321
Depreciation and amortization	8,865	9,390
Deferred taxes and income taxes receivable	(40,173)	(15,221)
Decrease (increase) in other assets	54,617	(2,056)
(Decrease) increase in other liabilities	(3,111)	9,064
Other operating activities, net	4,866	3,926

Net cash provided by operating activities	91,340	62,780

Cash Flows from Investing Activities:
Proceeds from maturities of securities	106,649	86,052
Purchases of securities and short term investments	(375,128)	(167,233)
Proceeds from the sale of securities	146,787	114,409
Net increase in loans made to customers, net of charge-offs	(25,648)	(342,337)
Purchase of premises and equipment	2,054	(6,482)
Proceeds from sale of premises and equipment	—	20
Purchases (liquidations) of restricted stock	2	(14,478)
Other investing activities, net	383	—

Net cash (used in) investing activities	(144,901)	(330,049)

Cash Flows from Financing Activities:
Net proceeds from stock issued in offerings	191,268	80,156
Net increase (decrease) in deposits	1,099,969	(37,917)
Net (repayments on) proceeds from borrowings	(614,593)	280,723
Proceeds from exercise of stock options and stock warrants	78	1,930
Cash dividends paid	(5,250)	—
Stock repurchases	—	(356)

Net cash provided by financing activities	671,472	324,536

Increase in cash and cash equivalents	617,911	57,267
Cash and Cash Equivalents, beginning of period	139,954	115,629

Cash and Cash Equivalents, end of period	$757,865	$172,896

Supplemental Disclosure of Cash Flow Information
Cash payments for interest	$56,731	$88,261
Cash payments for income taxes	$—	$6,983
Supplemental Disclosure of Noncash Investing and Financing Activities
Transfers of loans to other real estate owned, net	$73,457	$19,528
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
Principles of consolidation
With the exception of certain trust subsidiaries which do not meet the accounting criteria for consolidation, the consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Bank of Nevada and its subsidiary BW Real Estate, Inc., Alliance Bank of Arizona, Torrey Pines Bank, Alta Alliance Bank, First Independent Bank of Nevada (collectively referred to herein as the Banks), Miller/Russell & Associates, Inc., Premier Trust, Inc., and Shine Investment Advisory Services, Inc. All significant intercompany balances and transactions have been eliminated in consolidation.
Interim financial information
The accompanying unaudited consolidated financial statements as of September 30, 2009 and 2008 have been prepared in condensed format, and therefore do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These statements have been prepared on a basis that is substantially consistent with the accounting principles applied to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2008.
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
Fair values of financial instruments
Generally accepted accounting standards require disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate that value.
Management uses its best judgment in estimating the fair value of the Company’s financial instruments; however, there are inherent weaknesses in any estimation technique. Therefore, for substantially all financial instruments, the fair value estimates presented herein are not necessarily indicative of the amounts the Company could have realized in a sales transaction at September 30, 2009 or December 31, 2008.

The estimated fair value amounts for September 30, 2009 and December 31, 2008 have been measured as of their period end, and have not been reevaluated or updated for purposes of these consolidated financial statements subsequent to those dates. As such, the estimated fair values of these financial instruments subsequent to the reporting date may be different than the amounts reported at each period end.
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
With the exception of collateralized debt obligations (CDOs) and structured notes, the fair value of most other investment securities are determined based on matrix pricing. Matrix pricing is a mathematical technique that utilizes observable market inputs including, for example, yield curves, credit ratings and prepayment speeds. Fair values determined using matrix pricing are generally categorized as Level 2 in the fair value hierarchy.
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
Reclassifications
Certain amounts in the consolidated financial statements as of and for the nine months ended September 30, 2009 and 2008 have been reclassified to conform to the current presentation. The reclassifications have no effect on net income or stockholders’ equity as previously reported.
Recent Accounting Pronouncements
In March 2008, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 (SFAS 161). This amendment was subsequently incorporated in Accounting Standards Codification (ASC) Topic 815, Derivatives and Hedging (ASC 815). ASC 815 now requires enhanced disclosures about (a) how and why the Company uses derivative instruments, (b) how derivative instruments and related hedge items are accounted for and its related interpretations, and (c) how derivative instruments and related hedged items affect the Company’s financial position, results of operations, and cash flows. This amendment was effective January 1, 2009 on a prospective basis, with comparative disclosures of earlier periods encouraged upon initial adoption. The implementation of this amendment did not have a material impact on our consolidated financial position or results of operations.
In June 2008, the FASB issued FASB Staff Position (FSP) No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (FSP EITF 03-6-1). This FSP was subsequently incorporated in ASC Topic 260, Earnings Per Share (ASC 260). ASC 260 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share, or EPS, under the two-class method. This guidance applies to the calculation of EPS under ASC 260 for share-based payment awards with rights to dividends or dividend equivalents. This incorporated portion of ASC 260 was effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. All prior-period EPS data presented should be adjusted retrospectively to conform with the provisions of this standard. The implementation of this standard did not have a material impact on our consolidated financial position or results of operations.
On October 10, 2008, the FASB issued FSP No. 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active (FSP FAS 157-3), which clarifies the application of SFAS No. 157, Fair Value Measurements (SFAS 157), in an inactive market and illustrates how an entity would determine fair value when the market for a financial asset is not active. This FSP was subsequently incorporated in ASC Topic 820, Fair Value Measurements and Disclosures (ASC 820). ASC 820 states that an entity should not automatically conclude that a particular transaction price is determinative of fair value. In a dislocated market, judgment is required to evaluate whether individual transactions are forced liquidations or distressed sales. When relevant observable market information is not available, a valuation approach that incorporates management’s judgments about the assumptions that market participants would use in pricing the asset in a current sale transaction would be acceptable. ASC 820 also indicates that quotes from brokers or pricing services may be relevant inputs when measuring fair value, but are not necessarily determinative in the absence of an active market for the asset. In weighing a broker quote as an input to a fair value measurement, an entity should place less reliance on quotes that do not reflect the result of market transactions. Further, the nature of the quote (for example, whether the quote is an indicative price or a binding offer) should be considered when weighing the available evidence. This guidance is effective immediately and applies to prior periods for which financial statements have not been issued, including interim or annual periods ending on or before September 30, 2008. Accordingly, the Company adopted the guidance prospectively, beginning July 1, 2008. This standard was utilized by the Company in the fair value determination of our CDOs and adjustable rate preferred stock (ARPS) investment portfolios where quotes were not available, as discussed in Note 4 of the Unaudited Consolidated Financial Statements.
On October 14, 2008, the Office of the Chief Accountant (OCA) of the Securities and Exchange Commission (SEC) clarified its views on the application of other-than-temporary impairment guidance in SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities (SFAS 115), to certain perpetual preferred securities. SFAS 115 was subsequently incorporated in ASC Topic 320, Investments — Debt and Equity Securities (ASC 320). The OCA stated that it would not object to a registrant applying an other-than-temporary impairment model to investments in perpetual preferred securities (such as ARPS) that possess significant debt-like characteristics that is similar to the impairment model applied to debt securities, provided there has been no evidence of deterioration in credit of the issuer. An entity is permitted to apply the OCA’s views in its financial statements included in filings subsequent to the date of the letter. This guidance was utilized by the Company in its determination of other-than-temporary impairment on its ARPS securities portfolio.
In January 2009, the FASB issued FSP EITF 99-20-1, Amendments to the Impairment of Guidance of EITF Issue No. 99-20 (FSP EITF 99-20-1). FSP EITF No. 99-20-1 amends the impairment guidance in EITF Issue No. 99-20, Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets (EITF No. 99-20), to achieve a more consistent determination of whether an other-than-temporary impairment has occurred and make the guidance consistent between EITF No. 99-20 and SFAS 115. FSP EITF 99-20-1 was subsequently incorporated in ASC 320. This guidance is effective for interim and annual reporting periods ending after December 15, 2008, and shall be applied prospectively. Retrospective application to a prior interim or annual reporting period is not permitted. The adoption of this guidance did not have a significant impact on the Company’s consolidated financial statements.
On April 9, 2009, the FASB issued the following guidance, which is effective for third quarter reporting.

FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (FSP FAS 157-4). This FSP was subsequently incorporated in ASC 820. This guidance affirms that the objective of fair value when the market for an asset is not active is the price that would be received to sell the asset in an orderly transaction, and clarifies and includes additional factors for determining whether there has been a significant decrease in market activity for an asset when the market for that asset is not active. ASC 820 requires an entity to base its conclusion about whether a transaction was not orderly on the weight of the evidence. This guidance also expanded certain disclosure requirements. The Company adopted this guidance during the first quarter of 2009. Adoption of this guidance did not significantly impact the Company’s consolidated financial statements.
FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (FSP FAS 115-2 and FAS 124-2). These FSPs were subsequently incorporated in ASC 320. This guidance (i) changes existing guidance for determining whether an impairment is other than temporary to debt securities and (ii) replaces the existing requirement that the entity’s management assert it has both the intent and ability to hold an impaired security until recovery with a requirement that management assert: (a) it does not have the intent to sell the security; and (b) it is more likely than not it will not have to sell the security before recovery of its cost basis. Under ASC 320, declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses to the extent the impairment is related to credit losses. The amount of the impairment related to other factors is recognized in other comprehensive income. The Company adopted the provisions of this guidance during the first quarter of 2009. For further details of the Company’s adoption of this guidance refer to Note 2 to the Unaudited Consolidated Financial Statements.
FSP SFAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (FSP SFAS 107-1 and APB 28-1). This guidance was subsequently incorporated in ASC Topic 825, Financial Instruments (ASC 825). ASC 825 requires an entity to provide disclosures about fair value of financial instruments in interim financial information as well as require those disclosures in summarized financial information at interim reporting periods. Under ASC 825, a publicly-traded company is required to include disclosures about the fair value of its financial instruments whenever it issues summarized financial information for interim reporting periods. In addition, entities must disclose, in the body or in the accompanying notes of its summarized financial information for interim reporting periods and in its financial statements for annual reporting periods, the fair value of all financial instruments for which it is practicable to estimate that value, whether recognized or not recognized in the statement of financial position, as required by ASC Subtopic 825-50. Refer to Note 11 of the Unaudited Consolidated Financial Statements for the interim disclosures required by ASC 825.
In April 2009, the FASB issued FSP FAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies (FSP FAS 141(R)-1). This FSP was subsequently incorporated in ASC 805, Business Combinations (ASC 805). ASC 805 requires that assets acquired and liabilities assumed in a business combination that arise from contingencies be recognized at fair value if fair value can be reasonably estimated. If fair value of such an asset or liability cannot be reasonably estimated, the asset or liability would generally be recognized in accordance with ASC Topic 450, Contingencies (ASC 450). ASC 805 removes subsequent accounting guidance for assets and liabilities arising from contingencies and requires entities to develop a systematic and rational basis for subsequently measuring and accounting for assets and liabilities arising from contingencies. ASC 805 eliminates the requirement to disclose an estimate of the range of outcomes of recognized contingencies at the acquisition date. For unrecognized contingencies, entities are required to include only the disclosures required by ASC 450. ASC 805 also requires that contingent consideration arrangements of an acquiree assumed by the acquirer in a business combination be treated as contingent consideration of the acquirer and should be initially and subsequently measured at fair value. This guidance contained in ASC 805 is effective for assets or liabilities arising from contingencies the Company acquires in business combinations occurring after January 1, 2009.
On May 28, 2009, the FASB issued SFAS No. 165, Subsequent Events (SFAS 165). SFAS 165 was subsequently incorporated in ASC Topic 855, Subsequent Events (ASC 855). Under ASC 855, companies are required to evaluate events and transactions that occur after the balance sheet date but before the date the financial statements are issued, or available to be issued in the case of non-public entities. ASC 855 requires entities to recognize in the financial statements the effect of all events or transactions that provide additional evidence of conditions that existed at the balance sheet date, including the estimates inherent in the financial preparation process. Entities shall not recognize the impact of events or transactions that provide evidence about conditions that did not exist at the balance sheet date but arose after that date. ASC 855 also requires entities to disclose the date through which subsequent events have been evaluated. ASC 855 was effective for interim and annual reporting periods ending after June 15, 2009. The Company adopted the provisions of ASC 855 for the quarter ended June 30, 2009.
On June 12, 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets (SFAS 166), and SFAS No. 167, Amendments to FASB Interpretation No. 46(R) (SFAS 167), which change the way entities account for securitizations and special-purpose entities. SFAS 166 was subsequently incorporated in ASC Topic 860, Transfers and Servicing (ASC 860). ASC 860 requires more information about transfers of financial assets, including securitization transactions, and where companies have continuing exposure to the risks related to transferred financial assets. ASC 860 also eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets and requires additional disclosures. ASC 860 changes how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. This guidance in ASC 860 will be effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. Earlier application is prohibited. The recognition and measurement provisions of ASC 860 shall be applied to transfers that occur on or after the effective date. The Company will adopt these provisions of ASC 860 on January 1, 2010, as required. Management does not believe there will be a material impact on the Company’s consolidated financial statements upon adoption of these statements.
On June 29, 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162 (SFAS 168). SFAS 168 establishes the ASC as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP. SFAS 168 was subsequently incorporated in ASC Topic 105, Generally Accepted Accounting Principles (ASC 105). This guidance in ASC 105 will be effective for financial statements issued for interim and annual periods ending after September 15, 2009, for most entities. On the effective date, all non-SEC accounting and reporting standards will be superseded. The Company adopted the provisions of ASC 105 for the quarter ended September 30, 2009.
The FASB issued Accounting Standards Update (ASU) 2009-05, Fair Value Measurements and Disclosures (Topic 820) — Measuring Liabilities at Fair Value in August 2009 to provide guidance when estimating the fair value of a liability. When a quoted price in an active market for the identical liability is not available, fair value should be measured using (a) the quoted price of an identical liability when traded as an asset; (b) quoted prices for similar liabilities or similar liabilities when traded as assets; or (c) another valuation technique consistent with the principles of Topic 820, such as an income approach or a market approach. If a restriction exists that prevents the transfer of the liability, a separate adjustment related to the restriction is not required when estimating fair value. The ASU was effective October 1, 2009 and will not have a material impact on financial position or operations of the Company.
ASU 2009-12, Fair Value Measurements and Disclosures (Topic 820) — Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent), issued in September 2009, allows a company to measure the fair value of an investment that has no readily determinable fair market value on the basis of the investee’s net asset value per share as provided by the investee. This allowance assumes that the investee has calculated net asset value in accordance with the GAAP measurement principles of ASC Topic 946, Financial Services-Investment Companies (ASC 946), as of the reporting entity’s measurement date. Examples of such investments include investments in hedge funds, private equity funds, real estate funds and venture capital funds. The update also provides guidance on how the investment should be classified within the fair value hierarchy based on the value for which the investment can be redeemed. The amendment is effective for interim and annual periods ending after December 15, 2009 with early adoption permitted. The Company does not have investments in such entities and, therefore, there will be no impact to the financial statements.
Issued October 2009, ASU 2009-15, Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance or Other Financing amends ASC Topic 470, Debt (ASC 470), and provides guidance for accounting and reporting for own-share lending arrangements issued in contemplation of a convertible debt issuance. At the date of issuance, a share-lending arrangement entered into on an entity’s own shares should be measured at fair value in accordance with ASC 820 and recognized as an issuance cost, with an offset to additional paid-in capital. Loaned shares are excluded from basic and diluted earnings per share unless default of the share-lending arrangement occurs. The amendments also require several disclosures including a description and the terms of the arrangement and the reason for entering into the arrangement. The effective dates of the amendments are dependent upon the date the share-lending arrangement was entered into and include retrospective application for arrangements outstanding as of the beginning of fiscal years beginning on or after December 15, 2009. The Company has no plans to issue convertible debt and, therefore, does not expect the update to have an impact on its financial statements.
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
Note 2. Fair Value Accounting
Accounting standards establish a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy are described below:
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
For the three and nine months ended September 30, 2009, gains and losses from fair value changes included in the Consolidated Statement of Operations were as follows (in thousands):

	Changes in Fair Values for the Three and Nine Month
	Periods Ended September 30, 2009 for Items Measured at Fair
	Value Pursuant to Election of the Fair Value Option
				Total
	Unrealized			Changes in
	Gain (Loss) on		Interest	Fair Values
	Assets and		Expense on	Included in
	Liabilities	Interest	Junior	Current-
	Measured at	Income on	Subordinated	Period
Description	Fair Value, Net	Securities	Debt	Earnings
(Three months ended September 30, 2009)
Securities measured at fair value	$1,498	$403	$—	$1,901
Junior subordinated debt	489	—	234	723

	$1,987	$403	$234	$2,624

(Nine Months Ended September 30, 2009)
Securities measured at fair value	$4,893	$641	$—	$5,534
Junior subordinated debt	716	—	697	1,413

	$5,609	$641	$697	$6,947

The difference between the aggregate fair value and the aggregate unpaid principal balance of junior subordinated debt was $24.6 million at September 30, 2009.
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
Fair value on a recurring basis
The Company measures certain assets and liabilities at fair value on a recurring basis, including securities available for sale, securities measured at market value and junior subordinated debt. The fair value of these assets and liabilities were determined using the following inputs at September 30, 2009 (in thousands):

		Fair Value Measurements at Reporting Date Using:
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
Description	September 30, 2009	(Level 1)	(Level 2)	(Level 3)

Assets:
Securities available for sale	$588,431	$73,876	$514,555	$—
Securities measured at fair value	76,834	—	76,834	—
Interest rate swaps	1,432	—	1,432	—

Total	$666,697	$73,876	$592,821	$—

Liabilities:
Junior subordinated debt	$41,859	$—	$—	$41,859
Interest rate swaps	1,432	—	1,432	—

Total	$43,291	$—	$1,432	$41,859

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)

	Securities Available	Securities Measured	Junior Subordinated	Fixed-Rate
	For Sale	at Fair Value	Debt	Term Borrowings

Beginning balance January 1, 2009	$—	$—	$(43,038)	$(31,515)
Total gains (losses) (realized/unrealized)
Included in earnings	—	—	1,179	1,515
Included in other comprehensive income	—	—	—	—
Purchases, issuances, and settlements, net	—	—	—	30,000
Transfers in and/or out of Level 3	—	—	—	—

Ending balance September 30, 2009	$—	$—	$(41,859)	$—

The amount of total gains for the period included in earnings attributable to the change in unrealized gains relating to assets and liabilities still held at the reporting date	$—	$—	$1,179	$1,515

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
Fair value on a nonrecurring basis
Certain assets are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis, but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). The following table presents such assets carried on the balance sheet by caption and by level within the fair value hierarchy as of September 30, 2009 (in thousands):

	Fair Value Measurements Using
		Quoted Prices
		in Active	Significant Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)

Impaired loans with a specific valuation allowance	$40,803	$—	$—	$40,803
Goodwill valuation of reporting units	33,390	—	—	33,390
Other real estate owned	16,867	—	—	16,867
Collateralized debt obligations	919	—	—	919
Impaired loans. The specific reserves for collateral-dependent impaired loans are based on the fair value of the collateral less estimated costs to sell. The fair value of collateral is determined based on third-party appraisals. In some cases, adjustments are made to the appraised values due to various factors, including age of the appraisal, age of comparables included in the appraisal, and known changes in the market and in the collateral. When significant adjustments are based on unobservable inputs, such as when a current appraised value is not available or management determines the fair value of the collateral is further impaired below appraised value and there is no observable market price, the resulting fair value measurement has been categorized as a Level 3 measurement. These Level 3 impaired loans had an aggregate carrying amount of $61.5 million and specific reserves in the allowance for loan losses of $20.7 million as of September 30, 2009.
Goodwill. In accordance with applicable accounting guidance, goodwill was written down to its implied fair value of $34.0 million by a charge to earnings of $45.0 million at March 31, 2009. For the quarter ended September 30, 2009 goodwill was further impaired by $0.6 million. Some of the inputs used to determine the implied fair value of the Company and the corresponding amount of the impairment included the quoted market price of our common stock, market prices of common stocks of other banking organizations, common stock trading multiples, discounted cash flows, and inputs from comparable transactions. The Company’s adjustment for $45.6 million year-to-date was primarily based on the Company’s assumptions, and therefore, the resulting fair value measurement was determined to be Level 3.
Other real estate. Other real estate owned (OREO) consists of properties acquired as a result of, or in-lieu-of, foreclosure. Properties or other assets (primarily repossessed assets formerly leased) are classified as OREO and other repossessed property and are reported at the lower of carrying value or fair value, less estimated costs to sell the property. Costs relating to the development or improvement of the assets are capitalized and costs relating to holding the assets are charged to expense. The Company had $72.8 million of such assets at September 30, 2009. When significant adjustments were based on unobservable inputs, such as when a current appraised value is not available or management determines the fair value of the collateral is further impaired below appraised value and there is no observable market price, the resulting fair value measurement has been categorized as a Level 3 measurement.
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
Credit vs. non-credit losses
The Company has elected to apply provisions of ASC 320 as of January 1, 2009 to its available-for-sale and held-to-maturity investment portfolios. The other-than-temporary impairment is separated into (a) the amount of total impairment related to the credit loss and (b) the amount of the total impairment related to all other factors. The amount of the total other-than-temporary impairment related to the credit loss is recognized in earnings. The amount of the total impairment related to all other factors is recognized in other comprehensive income. The other-than-

temporary impairment is presented in the statement of operations with an offset for the amount of the total other-than-temporary impairment that is recognized in other comprehensive income.
As part of this adoption, the Company applied the criteria of ASC 320 in the determination of the amount of credit and other losses applicable to debt instruments held in its available-for-sale and held-to-maturity investment portfolios. The Company utilized a valuation specialist to evaluate and assist the Company in the determination of the amount and class of losses in its collateralized mortgage and collateralized debt obligation portfolios. In connection with this valuation, the Company evaluated significant inputs such as default rates, delinquency rates, collateral value ratios, subordination levels, vintage, geographic concentration and credit ratings of the securities in question.
If the Company does not intend to sell and it is not more likely than not that the Company will be required to sell the impaired securities before recovery of the amortized cost basis, the Company recognizes the cumulative effect of initially applying this FSP as an adjustment to the opening balance of retained earnings with a corresponding adjustment to accumulated other comprehensive income, including related tax effects. The Company elected to early adopt ASC 320 on its impaired securities portfolio since it provides more transparency in the consolidated financial statements related to the bifurcation of the credit and non-credit losses.
The following table provides the impact of adoption of ASC 320 on the Company’s balance sheet as of January 1, 2009:

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

For the nine months ended September 30, 2009, the Company determined that certain collateralized mortgage debt securities met the applicable criteria bifurcation of the credit losses and other market losses. The impairment credit loss related to these debt securities for the nine months ended September 30, 2009 was $3.2 million. The remaining loss due to other market factors was $2.1 million.

The following table presents a rollforward of the amount related to impairment credit losses recognized in earnings for the nine months ended September 30, 2009:

	Debt Obligations and	Private Label Mortgage-
($ in thousands)	Structured Securities	Backed Securities

Beginning balance of impairment losses held in other comprehensive income	$(4,705)	$(2,831)
Current period other-then temporary impairment credit losses recognized through earnings	2,643	988
Reductions for securities sold during the period	—	—
Additions or reductions in credit losses due to change of intent to sell	—	—
Reductions for increases in cash flows to be collected on impaired securities	—	(1,379)

Ending balance of net unrealized gains and (losses) held in other comprehensive income	$(2,062)	$(3,222)

Note 3. Earnings Per Share
Diluted earnings (loss) per share is based on the weighted average outstanding common shares during each period, including common stock equivalents. Basic earnings (loss) per share is based on the weighted average outstanding common shares during the period.
Basic and diluted earnings (loss) per share, based on the weighted average outstanding shares, are summarized as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

	(in thousands, except per share amounts)
Basic:
Net loss available to common stockholders	$(26,354)	$(94,708)	$(131,789)	$(88,151)
Average common shares outstanding	71,697	33,299	54,471	30,867

Loss per share	$(0.37)	$(2.84)	$(2.42)	$(2.86)

Diluted:
Net loss available to common stockholders	$(26,354)	$(94,708)	$(131,789)	$(88,151)
Average common equivalent shares outstanding	71,697	33,299	54,471	30,867

Loss per share	$(0.37)	$(2.84)	$(2.42)	$(2.86)

As of September 30, 2009 and 2008, all stock options, stock warrants and restricted stock awards were considered anti-dilutive and excluded for purposes of calculating diluted earnings per share.
Note 4. Securities
Carrying amounts and fair values of investment securities at September 30, 2009 and December 31, 2008 are summarized as follows (in thousands):

	September 30, 2009
		OTTI
		Recognized
		in Other	Net	Gross	Gross
	Amortized	Comprehensive	Carrying	Unrealized	Unrealized	Fair
($ in thousands)	Cost	Loss	Amount	Gains	(Losses)	Value

Securities held to maturity
Collateralized debt obligations	$2,980	$(2,061)	$919	$262	$(262)	$919
Municipal obligations	5,064	—	5,064	—	—	5,064
Other	1,500	—	1,500	—	—	1,500

	$9,544	$(2,061)	$7,483	$262	$(262)	$7,483

		OTTI
		Recognized
		in Other	Gross	Gross
	Amortized	Comprehensive	Unrealized	Unrealized	Fair
	Cost	Loss	Gains	(Losses)	Value

Securities available for sale
Municipal obligations	$344	$—	$20	$—	$364
Adjustable-rate preferred stock	7,825	—	9,063	—	16,888
Direct obligation and GSE residential mortgage-backed securities	490,048	—	12,269	(2,096)	500,221
Private label residential mortgage-backed securities	16,566	(3,222)	1,584	(956)	13,972
Trust preferred securities	32,109	—	—	(10,998)	21,111
Corporate bonds	19,972	—	129	—	20,101
Other	15,585	—	189	—	15,774

	$582,449	$(3,222)	$23,254	$(14,050)	$588,431

Securities measured at fair value
U.S. Government-sponsored agencies					$2,548
Direct obligation and GSE residential mortgage-backed securities					66,082
Private label mortgage-backed securities					8,204

					$76,834

	December 31, 2008
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value

Securities held to maturity
Collateralized debt obligations	$1,219	$—	$—	$1,219
Municipal obligations	5,559	104	—	5,663
Other	1,500	—	—	1,500

	$8,278	$104	$—	$8,382

Securities available for sale
U.S. Treasury securities	$8,102	$68	$—	$8,170
Municipal obligations	13,183	167	(56)	13,294
Direct obligation and GSE residential mortgage-backed securities	338,697	5,124	(935)	342,886
Private label residential mortgage-backed securities	21,197	—	(5,474)	15,723
Adjustable-rate preferred stock	52,001	850	(25,129)	27,722
Trust preferred securities	32,250	2	(15,951)	16,301
Other	13,924	1	(159)	13,766

	$479,354	$6,212	$(47,704)	$437,862

Securities measured at fair value
U.S. Government-sponsored agency securities				$2,511
Municipal obligations				103
Direct obligation and GSE residential mortgage-backed securities				93,918
Private label residential mortgage-backed securities				22,705

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
Gross unrealized losses at September 30, 2009 are primarily caused by interest rate changes, credit spread widening and reduced liquidity in applicable markets. The Company has reviewed securities on which there is an unrealized loss in accordance with its accounting policy for other-than-temporary impairment described above and recorded impairment charges totaling $42.0 million for the nine months ended September 30, 2009. This includes $36.4 million related to impairment losses in the Company’s ARPS, $1.8 million related to impairment losses to the Company’s CDO portfolio and $3.8 million related to the Company’s collateralized mortgage obligation (CMO) portfolio.
The Company does not consider any other securities to be other-than-temporarily impaired as of September 30, 2009. However, without recovery in the near term such that liquidity returns to the applicable markets and spreads return to levels that reflect underlying credit characteristics, additional other-than-temporary impairments may occur in future periods.
Information pertaining to securities with gross unrealized losses at September 30, 2009 and December 31, 2008, aggregated by investment category and length of time that individual securities have been in a continuous loss position follows:

September 30, 2009
	Less Than Twelve Months		Over Twelve Months
	Gross		Gross
	Unrealized	Fair	Unrealized	Fair
($ in thousands)	Losses	Value	Losses	Value

Securities held to maturity
Collateralized debt obligations	$2,323	$824	$—	$—
Other	—	—	—	—

	$2,323	$824	$—	$—

	September 30, 2009
	Less Than Twelve Months		Over Twelve Months
	Gross		Gross
	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value

Securities available for sale
Direct obligation and GSE residential mortgage-backed securities	$1,711	$143,614	$385	$25,854
Private label residential mortgage-backed securities	—	—	4,178	13,972
Trust preferred securities	—	—	10,998	21,111

	$1,711	$143,614	$15,561	$60,937

	December 31, 2008
	Less Than Twelve Months		Over Twelve Months
	Gross		Gross
	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value

Securities available for sale
U.S. Treasury securities	$—	$—	$—	$—
Municipal obligations	55	2,151	1	292
Direct obligation and GSE residential mortgage-backed securities	515	36,302	420	33,889
Private label residential mortgage-backed securities	2,695	3,047	2,779	10,404
Adjustable-rate preferred stock	5,255	6,770	19,874	10,023
Trust preferred securities	1,125	888	14,826	15,300
Other	—	—	159	12,591

	$9,645	$49,158	$38,059	$82,499

At September 30, 2009 and December 31, 2008, 38 and 36 debt securities (excluding ARPS and CDOs), respectively, have unrealized losses with aggregate depreciation of approximately 3.4% and 1.7%, respectively, from the Company’s amortized cost basis. These unrealized losses relate primarily to fluctuations in the current interest rate environment. In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and industry analysis reports. Since material downgrades have not occurred and management does not have the intent to sell the debt securities for the foreseeable future, none of the securities described in the above table or in this paragraph were deemed to be other-than-temporarily impaired.
At September 30, 2009 and December 31, 2008, 2 investments in trust preferred securities have unrealized losses with aggregate depreciation of approximately 34.3% and 49.6%, respectively, from the Company’s amortized cost basis. These unrealized losses relate primarily to fluctuations in the current interest rate environment, and specifically to the widening of credit spreads on virtually all corporate and structured debt which began in 2007. Because the Company does not have the intent to sell the investments, the amount of impairment only reflects credit losses.
At September 30, 2009 and December 31, 2008, 0 and 5 investments in ARPS, respectively, have unrealized losses with aggregate depreciation of 0.0% and 58.4%, respectively, from the Company’s amortized cost basis. This depreciation began in the third quarter of 2007. The decrease in unrealized losses on the ARPS portfolio is due to the other-than-temporary impairment charges mentioned previously as of September 30, 2009. The entire ARPS portfolio has now been other than temporarily impaired as of September 30, 2009.
At September 30, 2009, the combined net unrealized loss on our CDOs and trust preferred securities classified as available-for-sale was $11.0 million, compared with $16.0 million at December 31, 2008. The Company is actively monitoring its debt and other structured securities portfolios classified as available-for-sale for declines in fair value that are considered other-than-temporary. These combined unrealized losses were not considered as other-than temporary as of September 30, 2009.
The following table summarizes the Company’s investment ratings position as September 30, 2009:

	Securities ratings profile
	As of September 30, 2009
	Investment-grade (1)				Noninvestment-grade (1)
(in thousands)	AAA	AA+ to AA-	A+ to A-	BBB+ to BBB-	BB+ and below	Totals

Municipal obligations	$2,304	$3,124	$—	$—	$—	$5,428
Direct & GSE residential mortgage-backed securities	566,303	—	—	—	—	566,303
Private label residential mortgage-backed securities	11,286	—	—	—	10,890	22,176
Adjustable-rate preferred stock	—	—	—	—	16,888	16,888
CDOs & trust preferred securities	—	—	19,800	1,311	919	22,030
Corporate bonds	20,101	—	—	—	—	20,101

Total (2)	$599,994	$3,124	$19,800	$1,311	$28,697	$652,926

(1)	The Company used the average credit rating of the combination of S&P, Moody’s and Fitch where ratings differed in the above table.

(2)	Securities values are shown at carrying value as of September 30, 2009. Unrated securities consist of CRA investments with a carrying value of $15.8 million, U.S. government-sponsored agency investments of $2.5 million and an other investment of $1.5 million.
The amortized cost and fair value of securities as of September 30, 2009, by contractual maturities, are shown below. The actual maturities of the mortgage-backed securities may differ from their contractual maturities because the loans underlying the securities may be repaid without any penalties. Therefore, these securities are listed separately in the maturity summary. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Fair
($ in thousands)	Cost	Value

Securities held to maturity
Due in one year or less	$1,088	$1,088
Due after one year through five years	1,590	1,590
Due after five years through ten years	1,387	1,387
Due after ten years	3,979	1,918
Other	1,500	1,500

	$9,544	$7,483

Securities available for sale
Due in one year or less	$7,845	$16,828
Due after one year through five years	19,988	20,117
Due after five years through ten years	56	56
Due after ten years	32,362	21,463
Mortgage backed securities	506,613	514,193
Other	15,585	15,774

	$582,449	$588,431

Note 5. Loans
The components of the Company’s loan portfolio as of September 30, 2009 and December 31, 2008 are as follows (in thousands):

	September 30,	December 31,
	2009	2008

Construction and land development	$685,242	$820,874
Commercial real estate	1,925,604	1,763,392
Residential real estate	600,362	589,196
Commercial and industrial	687,733	860,280
Consumer	77,348	71,148
Less: net deferred loan fees	(8,327)	(9,179)

	3,967,962	4,095,711

Less:
Allowance for loan losses	(104,181)	(74,827)

	$3,863,781	$4,020,884

Information about impaired and nonaccrual loans as of September 30, 2009 and December 31, 2008 is as follows (in thousands):

	September 30,	December 31,
	2009	2008

Impaired loans with a specific valuation allowance under ASC 310	$61,483	$71,540
Impaired loans without a specific valuation allowance under ASC 310	170,559	106,863

Total impaired loans	$232,042	$178,403

Related allowance for loan losses on impaired loans	$20,680	$14,072
Total nonaccrual loans	166,286	58,302
Loans past due 90 days or more and still accruing	2,538	11,515
Average balance of impaired loans during the period	205,223	192,561
The Company is not committed to lend significant additional funds on these impaired loans.
As of September 30, 2009, $170.6 million of impaired loans do not have any specific valuation allowance. A loan is impaired when both the contractual interest payments and the contractual principal payments of a loan are not expected to be collected as scheduled in the loan agreement. The $170.6 million of impaired loans without a specific valuation allowance as of September 30, 2009 are generally impaired due to delays or anticipated delays in receiving payments pursuant to the contractual terms of the loan agreements.
Changes in the allowance for loan losses for the three and nine months ended September 30, 2009 and 2008 are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Balance, beginning	$84,143	$58,688	$74,827	$49,305
Provision charged to operating expense	50,750	14,716	108,307	35,927
Recoveries of amounts charged off	1,206	162	2,608	461
Less amounts charged off	(31,918)	(16,469)	(81,561)	(28,596)

Balance, ending	$104,181	$57,097	$104,181	$57,097

Note 6. Goodwill and Other Intangible Assets
The Company’s annual goodwill impairment testing date is October 1. However, as a result of the significant decline in the Company’s stock price and depressed economic conditions among financial institutions in general, the Company determined that it was necessary to perform an interim test for goodwill impairment as of March 31, 2009. As a result of the March 31 goodwill impairment test, the Company determined that the Bank of Nevada reporting unit was impaired by $45.0 million.
For the quarter ended September 30, 2009, the Company determined that it was necessary to perform an interim test for goodwill impairment on its Miller/Russell reporting unit. As a result of this goodwill impairment test, the Company determined that the Miller/Russell reporting unit was impaired by $0.6 million.
The goodwill impairment charges had no effect on the Company’s cash balances or liquidity. In addition, because goodwill is not included in the calculation of regulatory capital, the Company’s regulatory ratios were not affected by these non-cash expenses. Other than the above noted testing, no additional interim goodwill impairment testing was deemed necessary for the quarter ended September 30, 2009 on the remaining $33.4 million goodwill balance. No assurance can be given that goodwill will not be further impaired in future periods.
The following table presents the changes in goodwill for the nine months ended September 30, 2009 (in thousands):

Nine Months Ended
September 30, 2009
Balance, December 31, 2008	$78,966
Goodwill impairment charge	(45,576)

Balance, September 30, 2009	$33,390

Note 7. Borrowed Funds
The Company has lines of credit available from the FHLB and FRB. Borrowing capacity is determined based on collateral pledged, generally consisting of securities and loans, at the time of the borrowing. The Company also has borrowings from other sources pledged by securities and loans. A summary of the Company’s borrowings as of September 30, 2009 and December 31, 2008 follows (in thousands):

	September 30,	December 31,
	2009	2008

Short Term
FHLB and FRB advances (weighted average rate in 2009: 0.25% and 2008: 0.21%)	$50,000	$563,300
Other short term debt (weighted average rate in 2009: 4.60% and 2008: 4.21%)	20,000	22,820

Due in one year or less	$70,000	$586,120

Long Term
FHLB advances (weighted average rate in 2009: 4.78% and 2008: 4.77%)	$—	$41,515
Other long term debt (weighted average rate in 2009: 8.79% and 2008: 8.79%)	9,386	9,483

Due in over one year	$9,386	$50,998

Note 8. Income Tax Matters
The effective tax rate on net operating earnings for the third quarter of 2009 was 42.1% compared to 39.9% for the second quarter of 2009 and compared to 9.6% for the third quarter of 2008. This increase in the effective tax rate from the first quarter was primarily due to the goodwill impairment charges of $45.0 million in the first quarter. The Company previously booked a deferred tax asset valuation allowance on its impaired ARPS. The differences between the statutory federal income taxes and the effective taxes are summarized as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2009	2008	2009	2008

Computed “expected” tax expense (benefit)	$(14,466)	$(36,661)	$(54,247)	$(33,567)
Increase (decrease) resulting from:
State income taxes, net of federal benefits	(301)	(844)	(924)	(650)
Dividends received deductions	—	(169)	(279)	(511)
Bank owned life insurance	(190)	(182)	(522)	(663)
Tax-exempt income	(64)	(109)	(259)	(347)
Nondeductible expenses	95	59	281	218
Nondeductible goodwill impairment	201	27,735	15,951	27,735
Deferred tax asset valuation allowance	(490)	—	9,681	—
Other, net	(2,200)	131	(254)	28

	$(17,415)	$(10,040)	$(30,572)	$(7,757)

Deferred tax assets and liabilities are included in the financial statements at currently enacted income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes.
For the nine months ended September 30, 2009, the net deferred tax assets increased $21.8 million to $56.2 million. This increase was primarily the result of taxable losses in the current year.
For the nine months ended September 30, 2009, the valuation allowance increased by $9.7 million for certain deferred tax assets related to capital losses caused by the other-than-temporarily impairment of investments. For the quarter ended September 30, 2009, the deferred tax asset valuation allowance related to ARPS unrealized losses was decreased $0.5 million due to sales of a portion of the ARPS portfolio at prices above the impaired values.
Although realization is not assured, the Company believes that the realization of the recognized net deferred tax asset of $56.2 million is more likely than not. As of September 30, 2009, the Company performed an analysis of the available evidence related to the realization of deferred tax assets. Negative evidence primarily consisted of significant net losses reported in each of the last five most recent fiscal quarters. Positive evidence related to the realization of deferred tax assets included a strong historical record of profitability, projected levels of pretax earnings for financial reporting purposes sufficient to generate the minimum of future taxable income in order to realize the net deferred tax asset, significant excess capital due to recent private and public offerings, consistent net interest margin results and demonstrated ability to attract low-cost core deposits. Management continues to evaluate the realization of their future taxable income on a quarterly basis. Although management believes that its projections are reasonable, further significant deterioration in economic and market conditions would have a material adverse affect on the Company’s ability to fully realize the net deferred tax asset. As such, management may determine that additional valuation allowances are necessary in future periods.
Note 9. Commitments and Contingencies
In the normal course of business, the Company is involved in various legal proceedings. In the opinion of management, any liability resulting from such proceedings would not have a material adverse effect on the consolidated financial statements.

Financial instruments with off-balance sheet risk
A summary of the contract amount of the Company’s exposure to off-balance sheet risk is as follows (in thousands):

	September 30,	December 31,
	2009	2008

Commitments to extend credit, including unsecured loan commitments of $118,294 in 2009 and $139,971 in 2008	$719,521	$955,181
Credit card commitments and guarantees	294,206	214,681
Standby letters of credit, including unsecured letters of credit of $4,407 in 2009 and $7,642 in 2008	38,203	44,858

	$1,051,930	$1,214,720

Note 10. Stock-based Compensation
For the nine months ended September 30, 2009, 491,000 stock options with a weighted average exercise price of $7.61 per share were granted to certain key employees and directors. The Company estimates the fair value of each option award on the date of grant using a Black-Scholes valuation model. The weighted average grant date fair value of these options was $3.73 per share. These stock options generally have a vesting period of four years and a contractual life of seven years.
As of September 30, 2009, there were 2.9 million options outstanding, compared with 2.5 million at September 30, 2008.
For the three and nine months ended September 30, 2009, the Company recognized stock-based compensation expense related to all options of $0.6 million and $1.8 million, respectively, as compared to $0.5 million and $1.5 million, respectively, for the three and nine months ended September 30, 2008.
For the three and nine months ended September 30, 2009, 7,500 and 354,665 shares of restricted stock were issued, respectively. The Company estimates the compensation cost for restricted stock grants based upon the grant date fair value. Generally, these restricted stock grants have a three year vesting period. The aggregate grant date fair value for the restricted stock issued in the current period was $45 thousand.
There were approximately 754,000 and 595,000 restricted shares outstanding at September 30, 2009 and 2008, respectively. For the three and nine months ended September 30, 2009, the Company recognized stock-based compensation of $1.4 million and $4.6 million, respectively, compared to $1.7 million and $5.0 million, respectively, for the three and nine months ended September 30, 2008 related to the Company’s restricted stock plan.
Note 11. Fair Value of Financial Instruments
The estimated fair value of the Company’s financial instruments as of September 30, 2009 and December 31, 2008 is as follows:

	September 30, 2009		December 31, 2008
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

Financial assets:
Cash and due from banks	$752,867	$752,867	$136,791	$136,791
Federal funds sold	4,998	4,998	3,163	3,163
Money market investments	55,051	55,051	—	—
Securities held to maturity	7,483	7,483	8,278	8,382
Securities available for sale	588,431	588,431	437,862	437,862
Securities measured at fair value	76,834	76,834	119,237	119,237
Derivatives	1,432	1,432	1,963	1,963
Restricted stock	41,061	41,061	41,047	41,047
Loans, net	3,863,781	3,585,739	4,020,884	4,015,540
Accrued interest receivable	19,090	19,090	19,719	19,719

Financial liabilities:
Deposits	4,752,235	4,760,999	3,652,266	3,658,183
Accrued interest payable	4,668	4,668	4,294	4,294
Customer repurchases	264,143	264,143	321,004	321,004
Other borrowed funds	79,386	79,386	637,118	637,118
Junior subordinated debt	41,859	41,859	43,038	43,038
Subordinated debt	60,000	60,000	60,000	60,000
Derivatives	1,432	1,432	1,963	1,963
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
Fair value of commitments
The estimated fair value of the standby letters of credit at September 30, 2009 and December 31, 2008 is insignificant. Loan commitments on which the committed interest rate is less than the current market rate are also insignificant at September 30, 2009 and December 31, 2008.

Note 12. Segment Information
The Company provides a full range of banking services, as well as trust and investment advisory services, through its eight consolidated subsidiaries. Applicable accounting guidance provides for the identification of reportable segments on the basis of discreet business units and their financial information to the extent such units are reviewed by an entity’s chief operating decision maker (which can be an individual or group of management persons).
The Company adjusted its segment reporting composition in the second quarter of 2008. The Company’s reporting segments were modified to more accurately reflect the way the Company manages and assesses the performance of the business. The segments were changed to report the banking operations on a state-by-state basis rather than on a per bank basis, as was done in the past, and the Company also created new segments to report the asset management and credit card operations.
Previously, the asset management operations were included in “Other” and the credit card operations were included in “Torrey Pines Bank.”
The new structure is segmented as “Nevada” (Bank of Nevada and First Independent Bank of Nevada), “Arizona” (Alliance Bank of Arizona), “California” (Torrey Pines Bank and Alta Alliance Bank), “Asset Management” (Miller/Russell, Premier Trust and Shine), “Credit Card Services” (PartnersFirst) and “Other” (Western Alliance Bancorporation holding company and miscellaneous). Prior period balances were reclassified to reflect the change.
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
The following is a summary of selected operating segment information as of and for the periods ended September 30, 2009 and 2008:

				Asset	Credit Card		Intersegment	Consolidated
($ in thousands)	Nevada	California	Arizona	Management	Services	Other	Eliminations	Company

At September 30, 2009:
Assets	$3,457,134	$1,217,460	$1,024,892	$19,397	$47,398	$118,603	$(53,567)	$5,831,317
Gross loans and deferred fees	2,488,780	767,871	707,591	—	46,720	—	(43,000)	3,967,962
Less: Allowance for loan losses	(74,889)	(10,553)	(16,560)	—	(2,179)	—	—	(104,181)

Net loans	2,413,891	757,318	691,031	—	44,541	—	(43,000)	3,863,781

Deposits	2,792,975	1,089,458	877,407	—	—	—	(7,605)	4,752,235
Stockholders’ equity	315,708	125,799	73,572	17,048	(5,165)	81,465	(5,460)	602,967

Number of branches	21	9	10	—	—	—	—	40
Number of full-time employees	583	182	145	43	29	41	—	1,023

Three Months Ended September 30, 2009:
Net interest income	$29,918	$10,266	$8,160	$12	$629	$(15)	$—	$48,970
Provision for loan losses	41,931	2,028	4,866	—	1,925	—	—	50,750

Net interest income (loss) after provision for loan losses	(12,013)	8,238	3,294	12	(1,296)	(15)	—	(1,780)
Gain (loss) on sale of securities	1,579	129	—	75	—	223	2,140	4,146
Mark-to-market gains (losses), net	(835)	47	66	—	—	1,595	—	873
Net gain (loss) on repossessed assets	(6,658)	—	(625)	—	—	—	—	(7,283)
Other noninterest income	3,457	897	1,610	2,377	614	388	(1,201)	8,142
Noninterest expense	(23,132)	(8,951)	(6,319)	(2,640)	(2,515)	(3,072)	1,201	(45,428)

Income (loss) before income taxes	(37,602)	360	(1,974)	(176)	(3,197)	(881)	2,140	(41,330)
Income tax expense (benefit)	(13,784)	26	(849)	217	(1,340)	(287)	(1,398)	(17,415)

Net income (loss)	$(23,818)	$334	$(1,125)	$(393)	$(1,857)	$(594)	$3,538	$(23,915)

Nine Months Ended September 30, 2009:
Net interest income	$94,186	$31,781	$24,525	$43	$1,459	$(1,493)	$—	$150,501
Provision for loan losses	86,580	4,818	13,081	—	3,828	—	—	108,307

Net interest income (loss) after provision for loan losses	7,606	26,963	11,444	43	(2,369)	(1,493)	—	42,194
Gain (loss) on sale of securities	14,975	4,255	1,057	75	—	4,392	(8,821)	15,933
Mark-to-market gains (losses), net	(20,473)	(3,339)	(787)	—	—	(3,567)	(8,461)	(36,627)
Net gain (loss) on repossessed assets	(11,748)	—	(4,445)	—	—	—	—	(16,193)
Other noninterest income	9,362	2,552	4,156	6,991	1,307	1,098	(3,299)	22,167
Noninterest expense	(115,812)	(29,661)	(20,669)	(6,953)	(7,829)	(6,918)	5,302	(182,540)

Income (loss) before income taxes	(116,090)	770	(9,244)	156	(8,891)	(6,488)	(15,279)	(155,066)
Income tax expense (benefit)	(25,165)	662	(3,577)	459	(3,726)	(2,426)	3,201	(30,572)

Net income (loss)	$(90,925)	$108	$(5,667)	$(303)	$(5,165)	$(4,062)	$(18,480)	$(124,494)

				Asset	Credit Card		Intersegment	Consolidated
($ in thousands)	Nevada	California	Arizona	Management	Services	Other	Eliminations	Company

At September 30, 2008:
Assets	$3,596,204	$917,444	$853,368	$18,758	$24,221	$24,802	$(205,827)	$5,228,970
Gross loans and deferred fees	2,633,594	711,551	622,244	—	22,822	—	(43,000)	3,947,211
Less: Allowance for loan losses	(40,562)	(7,677)	(8,188)	—	(670)	—	—	(57,097)

Net loans	2,593,032	703,874	614,056	—	22,152	—	(43,000)	3,890,114

Deposits	2,211,088	666,172	654,592	—	—	—	(22,847)	3,509,005
Stockholders’ equity	355,021	72,982	58,714	17,044	—	(25,886)	—	477,875

Number of branches	21	9	11	—	—	—	—	41
Number of full-time employees	597	154	144	46	38	38	—	1,017

Three Months Ended September 30, 2008:
Net interest income	$33,069	$10,048	$7,597	$15	$139	$(1,006)	$—	$49,862
Provision for loan losses	11,024	1,427	2,036	—	229	—	—	14,716

Net interest income (loss) after provision for loan losses	22,045	8,621	5,561	15	(90)	(1,006)	—	35,146
Gain (loss) on sale of securities	32	—	55	—	—	—	—	87
Mark-to-market gains (losses), net	(23,865)	(7,402)	(3,812)	—	—	7,642	—	(27,437)
Net gain (loss) on repossessed assets	(32)	—	—	—	—	—	—	(32)
Other noninterest income	2,883	542	1,510	2,726	295	309	(853)	7,412
Noninterest expense	(98,731)	(6,707)	(6,154)	(2,251)	(4,448)	(2,486)	853	(119,924)

Income (loss) before income taxes	(97,668)	(4,946)	(2,840)	490	(4,243)	4,459	—	(104,748)
Income tax expense (benefit)	(6,769)	(2,090)	(1,149)	223	(1,772)	1,517	—	(10,040)

Net income (loss)	$(90,899)	$(2,856)	$(1,691)	$267	$(2,471)	$2,942	$—	$(94,708)

Nine Months Ended September 30, 2008:
Net interest income	$98,106	$27,855	$22,238	$60	$73	$(3,606)	$—	$144,726
Provision for loan losses	28,271	3,444	3,521	—	691	—	—	35,927

Net interest income (loss) after provision for loan losses	69,835	24,411	18,717	60	(618)	(3,606)	—	108,799
Gain (loss) on sale of securities	19	—	285	—	—	—	—	304
Mark-to-market gains (losses), net	(33,797)	(7,785)	(4,617)	—	—	15,557	—	(30,642)
Net gain (loss) on repossessed assets	(59)	—	380	—	—	—	—	321
Other noninterest income	9,099	1,557	4,511	8,252	597	673	(2,260)	22,429
Noninterest expense	(137,581)	(19,502)	(18,787)	(7,223)	(9,357)	(6,929)	2,260	(197,119)

Income (loss) before income taxes	(92,484)	(1,319)	489	1,089	(9,378)	5,695	—	(95,908)
Income tax expense (benefit)	(5,796)	(576)	64	517	(3,905)	1,939	—	(7,757)

Net income (loss)	$(86,688)	$(743)	$425	$572	$(5,473)	$3,756	$—	$(88,151)

Note 13. Stockholders’ Equity
On May 20, 2009, the Company closed a public offering of 33,440,700 shares of common stock, including 4,240,700 shares pursuant to the underwriters’ over-allotment option, at a public offering price of $6.00 per share, for an aggregate offering price of $200.6 million. The net proceeds of the offering were approximately $191.3 million.
Note 14. Subsequent Events
In preparing these financial statements, subsequent events were evaluated by the Company’s management through November 9, 2009, the date the financial statements were issued. Financial statements are considered issued when they are filed with the SEC. In conjunction with applicable accounting standards, all material subsequent events have been either recognized in the financial statements or disclosed in the notes to the financial statements.

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
The forward-looking statements contained in this Quarterly Report on Form 10-Q reflect our current views about future events and financial performance and are subject to risks, uncertainties, assumptions and changes in circumstances that may cause our actual results to differ significantly from historical results and those expressed in any forward-looking statement. Some factors that could cause actual results to differ materially from historical or expected results include:
•	the decline in economic conditions and disruptions to the financial markets around the world;

•	recent legislative and regulatory initiatives and the rules and regulations that might be promulgated thereunder;

•	the soundness of other financial institutions with which we do business;

•	our ability to raise capital, attract deposits and our ability to borrow from the FHLB and the Federal Reserve;

•	the effect of fair value accounting on the financial instruments that we hold;

•	the possibility of asset, including goodwill, write-downs;

•	defaults on our loan portfolio;

•	changes in management’s estimate of the adequacy of the allowance for loan losses;

•	our ability to recruit and retain qualified employees, especially seasoned relationship bankers;

•	inflation, interest rate, market and monetary fluctuations;

•	changes in gaming or tourism in Las Vegas, Nevada, our primary market area;

•	risks associated with the execution of our business strategy and related costs;

•	increased lending risks associated with our concentration of commercial real estate, construction and land development and commercial and industrial loans;

•	supervisory actions by regulatory agencies which limit our ability to pursue certain growth opportunities;

•	competitive pressures among financial institutions and businesses offering similar products and services;

•	the effects of interest rates and interest rate policy; and

•	other factors affecting the financial services industry generally or the banking industry in particular.
For more information regarding risks that may cause our actual results to differ materially from any forward-looking statements, see “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008 for additional information.
Overview
During the third quarter of 2009, we continued to be challenged by difficult economic conditions in our primary markets and by the economic downturn generally, which caused further significant reserves to our loan portfolio. While our nonperforming assets increased during the quarter, we do see signs of a deceleration in the rate of contraction in our market areas, as evidenced by our decrease in loans past due during the quarter. We remain focused on proactively addressing credit issues.
Loans for the quarter ended September 30, 2009 declined $60.9 million, or 1.5%, as compared to loan growth of $72.6 million, or 1.9% for the same period in 2008. Deposit growth was $360.0 million, or 8.2%, for the quarter ended September 30, 2009, compared to a decline of $144.7 million, or 4.0% for the same period in 2008. We reported a net loss of $23.9 million, or $0.37 loss per diluted share, for the quarter ended September 30, 2009, as compared to a net loss of $94.7 million, or $2.84 loss per diluted share, for the same period in 2008. The current period net loss is primarily due to a $36.0 million increase to the provision for loan losses and a $7.3 million net loss on sale of repossessed assets from the quarter ended September 30, 2008 caused by challenging economic conditions, which was partially offset by net mark-to-market gains and gains on sale of securities of $5.0 million and by a $5.4 million decrease in interest expense due to lower costs of funds. Other noninterest income increased 9.5% to $8.1 million from the same period in 2008 due primarily to increases in bank service charges. Noninterest expense for the quarter ended September 30, 2009 decreased $74.5 million, or 62.2%, from the same period in 2008, due primarily to a $79.2 million goodwill impairment charge in the third quarter 2008, offset by increases in insurance costs of $1.3 million from increased FDIC assessments and higher deposit balances and a $2.7 million increase in salaries and employee benefits costs.
The Company has recently announced a strategic cost reduction program, which includes the consolidation of four branch locations into other nearby branch facilities, operational efficiency enhancements and other cost reduction programs. We expect to see positive net operating results in 2010 from these and other recent efficiency improvement initiatives.
Selected financial highlights are presented in the table below.

Western Alliance Bancorporation and Subsidiaries
Summary Consolidated Financial Data
Unaudited

	At or For the Three Months			For the Nine Months
	Ended September 30,			Ended September 30,
	2009	2008	Change %	2009	2008	Change %

Selected Balance Sheet Data:
($ in millions)
Total assets	$5,831.3	$5,229.0	11.5%
Gross loans, including net deferred fees	3,968.0	3,947.2	0.5
Securities	672.7	622.0	8.2
Federal funds sold and other	5.0	35.1	(85.8)
Deposits	4,752.2	3,509.0	35.4
Borrowings	79.4	805.1	(90.1)
Junior subordinated and subordinated debt	101.9	106.7	(4.5)
Stockholders’ equity	603.0	477.9	26.2

Selected Income Statement Data:
($ in thousands)
Interest income	$67,746	$74,025	(8.5)%	$208,210	$223,503	(6.8)%
Interest expense	18,776	24,163	(22.3)	57,709	78,777	(26.7)

Net interest income	48,970	49,862	(1.8)	150,501	144,726	4.0
Provision for loan losses	50,750	14,716	244.9	108,307	35,927	201.5

Net interest income (loss) after provision for loan losses	(1,780)	35,146	(105.1)	42,194	108,799	(61.2)
Investment security gains (losses), net	4,146	87	4,665.5	15,933	304	5,141.1
Derivative gains (losses)	(70)	176	(139.8)	(200)	983	(120.3)
Securities impairment charges	(1,044)	(32,688)	(96.8)	(42,036)	(37,968)	10.7
Unrealized gains (losses) on assets and liabilities measured at fair value, net	1,987	5,075	(60.8)	5,609	6,343	(11.6)
Net gain (loss) on repossessed assets and bank premises	(7,283)	(32)	22,659.4	(16,193)	321	(5,144.5)
Other noninterest income	8,142	7,412	9.8	22,167	22,429	(1.2)
Noninterest expense	45,428	119,924	(62.1)	182,540	197,119	(7.4)

Income (loss) before income taxes	(41,330)	(104,748)	(60.5)	(155,066)	(95,908)	61.7
Income tax expense (benefit)	(17,415)	(10,040)	73.5	(30,572)	(7,757)	294.1

Net Income (loss)	$(23,915)	$(94,708)	(74.7)	$(124,494)	$(88,151)	41.2

Intangible asset amortization expense, net of tax	$608	$598	1.7	$2,720	$1,706	59.5

Western Alliance Bancorporation and Subsidiaries
Summary Consolidated Financial Data (Continued)
Unaudited

	At or For the Three Months			For the Nine Months
		Ended September 30,		Ended September 30,
	2009	2008	Change %	2009	2008	Change %

Common Share Data:
Basic net income (loss) per share	$(0.37)	$(2.84)	(87.1)%	$(2.42)	$(2.86)	(15.4)%
Diluted net income (loss) per share	(0.37)	(2.84)	(87.1)	(2.42)	(2.86)	(15.4)
Book value per share	6.56	12.41	(47.1)
Tangible book value per share, net of tax (non-GAAP) (1)	5.94	8.44	(29.6)
Average shares outstanding (in thousands):
Basic	71,697	33,299	115.3	54,471	30,867	76.5
Diluted	71,697	33,299	115.3	54,471	30,867	76.5
Common shares outstanding	72,489	38,499	88.3

Selected Performance Ratios:
Return on average assets	(1.63)%	(7.23)%	(77.5)%	(3.03)%	(2.27)%	33.5%
Return on average stockholders’ equity	(14.78)	(71.63)	(79.4)	(30.16)	(23.06)	30.8
Average equity to average assets	11.00	10.10	8.9	10.05	9.86	1.9
Net interest margin (2)	3.69	4.36	(15.4)	4.07	4.27	(4.7)
Net interest spread	3.26	3.87	(15.8)	3.63	3.71	(2.2)
Loan to deposit ratio	83.50	112.49	(25.8)

Selected Capital Ratios:
Tangible Equity (non-GAAP) (3)	9.5%	6.3%	51.4%
Tangible Common Equity (non-GAAP) (4)	7.3	6.3	16.5
Tier 1 Leverage ratio	9.6	8.3	15.6
Tier 1 Risk Based Capital	12.1	8.9	36.2
Total Risk Based Capital	14.7	11.4	28.9

Selected Asset Quality Ratios:
Net charge-offs to average loans outstanding (annualized)	3.05%	1.65%	84.8%	2.60%	0.98%	165.3%
Nonaccrual loans to gross loans	4.19	0.71	490.1
Nonaccrual loans and repossessed assets to total assets	4.10	0.78	425.6
Loans past due 90 days and still accruing to total loans	0.06	0.02	200.0
Allowance for loan losses to gross loans	2.63	1.45	81.4
Allowance for loan losses to nonaccrual loans	62.65	204.58	(69.4)

(1)	Tangible book value per share (net of tax) is a non-GAAP ratio that represents stockholders’ equity less intangibles, adjusted for deferred taxes related to intangibles, divided by the shares outstanding at the end of the period. Tangible assets as of September 30, 2009 and September 30, 2008, adjusted for deferred taxes, were $5.77 billion and $5.07 billion, respectively. We believe this ratio improves the comparability to other institiutions that have not engaged in acquistions that resulted in recorded goodwill and other intangibles.

(2)	Net interest margin represents net interest income as a percentage of average interest-earning assets.

(3)	Tangible equity is a non-GAAP ratio of tangible equity to tangible assets. Tangible equity as of September 30, 2009 and September, 30, 2008 was $551.4 million and $317.3 million, respectively. Tangible assets as of September 30, 2009 and September 30, 2008 were $5.77 billion and $5.07 billion, respectively. We believe this non-GAAP ratio provides critical metrics with which to analyze and evaluate financial condition and capital strength.

(4)	Tangible common equity is a non-GAAP ratio of tangible equity to tangible assets, excluding our preferred stock. Tangible common equity as of September 30, 2009 and September, 30, 2008 was $424.1 million and $317.3 million, respectively. Tangible assets as of September 30, 2009 and September 30, 2008 were $5.77 billion and $5.07 billion, respectively. We believe this non-GAAP ratio provides critical metrics with which to analyze and evaluate financial condition and capital strength.

Primary Factors in Evaluating Financial Condition and Results of Operations
As a bank holding company, we focus on several factors in evaluating our financial condition and results of operations, including:
•	Return on Average Equity (ROE);

•	Return on Average Assets (ROA);

•	Asset Quality; and

•	Asset and Deposit Growth.
Return on Average Equity. For the three months ended September 30, 2009 we had a net loss of $23.9 million compared to a net loss of $94.7 million for the three months ended September 30, 2008. The current period net loss is primarily due to a $36.0 million increase to the provision for loan losses and a $7.3 million net loss on sale of repossessed assets from the quarter ended September 30, 2008 caused by challenging economic conditions, which was partially offset by net mark-to-market gains and gains on sale of securities of $5.0 million and by a $5.4 million decrease in interest expense due to lower costs of funds. Basic and diluted loss per share was $0.37 for the three months ended September 30, 2009 compared to basic and diluted net loss per share of $2.84 for the same period in 2008. Stockholders’ equity decreased $18.7 million from the quarter ended June 30, 2009 due to a $23.9 million net loss for the third quarter, partially offset by a $5.1 million increase in unrealized gains on securities. Net loss available to common stockholders was $26.4 million, which includes $2.4 million in preferred stock dividends and accretion. The decrease in net income and equity resulted in an ROE of (14.78)% for the three months ended September 30, 2009 compared to (71.63)% for the three months ended September 30, 2008.
For the nine months ended September 30, 2009 we incurred a net loss of $124.5 million compared to a net loss of $88.2 million for the nine months ended September 30, 2008. The current period net loss was primarily due to securities impairment charges of $42.0 million and a $72.4 million increase to the provision for loan losses caused by challenging economic conditions, which was partially offset by a $21.1 million decrease in interest expense due to lower costs of funds. Basic and diluted net loss per share was $2.42 for the nine months ended September 30, 2009 compared to basic and diluted net loss per share of $2.86 for the same period in 2008. Stockholders’ equity increased $107.5 million from December 31, 2008 due primarily to a $200 million public offering, partially offset by the $124.5 net loss for the nine months ended September 31, 2009. The decrease in net income and increase in equity resulted in an ROE of (30.16)% for the nine months ended September 30, 2009 compared to (23.06)% for the nine months ended September 30, 2008.
Return on Average Assets. Our ROA for the three and nine months ended September 30, 2009 decreased to (1.63)% and (3.03)%, respectively, compared to (7.23)% and (2.27)%, respectively, for the same periods in 2008. The change in ROA is primarily due to large increases in our average asset balances for the three and nine months ended September 30, 2009, offset by the net loss including impairment charges and significant increases in the loan loss reserves as discussed above.
Asset Quality. For all banks and bank holding companies, asset quality plays a significant role in the overall financial condition of the institution and results of operations. We measure asset quality in terms of nonaccrual loans as a percentage of gross loans, and net charge-offs as a percentage of average loans. Net charge-offs are calculated as the difference between charged-off loans and recovery payments received on previously charged-off loans. As of September 30, 2009, impaired loans, including nonaccrual loans, were $232.0 million compared to $43.9 million at September 30, 2008. Nonaccrual loans as a percentage of gross loans as of September 30, 2009 were 4.19% compared to 0.71% as of September 30, 2008. For the three and nine months ended September 30, 2009 annualized net charge-offs as a percentage of average loans were 3.05% and 2.60%, respectively. For the same periods in 2008, annualized net charge-offs as a percentage of average loans were 1.65% and 0.98%, respectively.
Asset and Deposit Growth. The ability to produce loans and generate deposits is fundamental to our asset growth. Our assets and liabilities are comprised primarily of loans and deposits, respectively. Total assets increased 11.5% to $5.83 billion as of September 30, 2009 from $5.23 billion as of September 30, 2008. Gross loans grew 0.5% to

$3.97 billion as of September 30, 2009 from $3.95 billion as of September 30, 2008. Total deposits increased 35.4% to $4.75 billion as of September 30, 2009 from $3.51 billion as of September 30, 2008.
Critical Accounting Policies
The Notes to our Audited Consolidated Financial Statements for the year ended December 31, 2008 contain a summary of our significant accounting policies, including discussions on recently issued accounting pronouncements, our adoption of them and the related impact of their adoption. The Notes to our Unaudited Consolidated Financial Statements for the quarter ended September 30, 2009 contain a summary of recent accounting pronouncements. We believe that certain of these policies, along with various estimates that we are required to make in recording our financial transactions, are important to have a complete picture of our financial position. In addition, these policies require us to make complex and subjective judgments, many of which include matters with a high degree of uncertainty. The discussion of these critical accounting policies and significant estimates can be found in Note 1 of the Audited Consolidated Financial Statements filed with the Company’s Annual Report on Form 10-K. See Note 1 to the Unaudited Consolidated Financial Statements included herein for information regarding recent pronouncements.
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
The following table sets forth a summary financial overview for the three and nine months ended September 30, 2009 and 2008.

	Three Months Ended			Nine Months Ended
	September 30,		Increase	September 30,		Increase
	2009	2008	(Decrease)	2009	2008	(Decrease)
	(in thousands, except per share amounts)
Consolidated Statement of Operations Data:
Interest income	$67,746	$74,025	$(6,279)	$208,210	$223,503	$(15,293)
Interest expense	18,776	24,163	(5,387)	57,709	78,777	(21,068)

Net interest income	48,970	49,862	(892)	150,501	144,726	5,775
Provision for loan losses	50,750	14,716	36,034	108,307	35,927	72,380

Net interest income (loss) after provision for loan losses	(1,780)	35,146	(36,926)	42,194	108,799	(66,605)
Investment security gains, net	4,146	87	4,059	15,933	304	15,629
Derivative gains (losses)	(70)	176	(246)	(200)	983	(1,183)
Securities impairment charges	(1,044)	(32,688)	31,644	(42,036)	(37,968)	(4,068)
Unrealized losses on assets and liabilities measured at fair value, net	1,987	5,075	(3,088)	5,609	6,343	(734)
Net gain (loss) on repossessed assets	(7,283)	(32)	(7,251)	(16,193)	321	(16,514)
Other noninterest income	8,142	7,412	730	22,167	22,429	(262)
Noninterest expense	45,428	119,924	(74,496)	182,540	197,119	(14,579)

Net income (loss) before income taxes	(41,330)	(104,748)	63,418	(155,066)	(95,908)	(59,158)
Income tax expense (benefit)	(17,415)	(10,040)	(7,375)	(30,572)	(7,757)	(22,815)

Net income (loss)	$(23,915)	$(94,708)	$70,793	$(124,494)	$(88,151)	$(36,343)

Net income (loss) available to common stockholders	$(26,354)	$(94,708)	$68,354	$(131,789)	$(88,151)	$(43,638)

Earnings (loss) per share — basic	$(0.37)	$(2.84)	$2.47	$(2.42)	$(2.86)	$0.44

Earnings (loss) per share — diluted	$(0.37)	$(2.84)	$2.47	$(2.42)	$(2.86)	$0.44

The net loss of $23.9 million for the three months ended September 30, 2009 is primarily due to a $36.0 million increase to the provision for loan losses and a $7.3 million net loss on sale of repossessed assets from the quarter ended September 30, 2008 caused by challenging economic conditions, which was partially offset by net mark-to-market gains and gains on sale of securities of $5.0 million and by a $5.4 million decrease in interest expense due to lower costs of funds compared to the same period in the prior year. The net loss of $124.5 million for the nine months ended September 30, 2009 was primarily due to securities impairment charges of $42.0 million and a $72.4 million increase to the provision for loan losses caused by challenging economic conditions, which was partially offset by a $21.1 million decrease in interest expense due to lower costs of funds.
Net Interest Income and Net Interest Margin. The 1.8% decrease in net interest income for the three months ended September 30, 2009 compared to the same period in 2008 was primarily due to a $6.3 million decrease in interest income caused by increases in our nonaccrual loan balances, partially offset by a $5.4 million decrease in interest expense, reflecting the effect of a lower average cost of funds.
Net interest income for the nine months ended September 30, 2009 increased 4.0% over the same period in 2008. This was due to a decrease in interest expense of $21.1 million offset by a $15.3 million decrease in interest income, reflecting the effect of a 0.87% decrease in average costs of funds.
The average yield on our interest-earning assets was 5.11% and 5.62% for the three and nine months ended September 30, 2009, respectively, compared to 6.45% and 6.57%, respectively, for the same periods in 2008. The decrease in the yield on our interest-earning assets is a result of a decrease in market rates, repricing on our adjustable rate loans, increases in nonaccrual loans and new loans originated with lower interest rates because of the lower interest rate environment. The decrease in the yield on our securities investments was due to an increase in the balance of lower yielding mortgage-backed securities in the current period.
During the quarter, the Company substantially increased its liquidity position by increasing cash kept at the subsidiary bank level, as well as short term investment of proceeds at the parent from its common equity offering. This increase in cash reduced the Company’s interest margin by approximately 42 basis points from the second quarter 2009 as excess cash was invested in interest bearing bank balances and money market funds yielding 0.23% for the quarter.
The average cost of our interest-bearing liabilities decreased to 1.85% and 1.99% for the three and nine months ended September 30, 2009, respectively, from 2.58% and 2.86%, respectively, in the three and nine months ended September 30, 2008, which is a result of lower rates paid on deposit accounts and borrowings due to a lower interest rate environment.
Average Balances and Average Interest Rates. The tables below set forth balance sheet items on a daily average basis for the three and nine months ended September 30, 2009 and 2008 and present the daily average interest rates earned on assets and the daily average interest rates paid on liabilities for such periods. Nonaccrual loans have been included in the average loan balances. Securities include securities available for sale, securities held to maturity and securities carried at market value. Yields on tax-exempt securities and loans are computed on a tax equivalent basis.

	Three Months Ended September 30,
($ in thousands)	2009			2008
	Average		Average	Average		Average
	Balance	Interest	Yield/Cost	Balance	Interest	Yield/Cost (6)
Earning Assets
Securities:
Taxable	$570,413	$5,652	3.93%	$521,900	$7,480	5.70%
Tax-exempt (1)	30,443	129	3.52%	89,587	875	5.97%

Total securities	600,856	5,781	3.91%	611,487	8,355	5.74%
Federal funds sold & other	35,573	141	1.57%	15,779	80	2.02%
Loans (1) (2) (3)	4,027,005	61,380	6.05%	3,926,021	64,977	6.58%
Short term investments	570,345	334	0.23%	—	—	0.00%
Investment in restricted stock	41,034	110	1.06%	40,888	613	5.96%

Total earnings assets	5,274,813	67,746	5.11%	4,594,175	74,025	6.45%
Non-Earning Assets
Cash and due from banks	219,952			118,230
Allowance for loan losses	(89,457)			(60,415)
Bank owned life insurance	91,447			89,626
Other assets	336,857			467,854

Total assets	$5,833,612			$5,209,470

Interest-Bearing Liabilities
Sources of Funds
Interest-bearing deposits:
Interest checking	326,902	928	1.13%	252,881	969	1.52%
Savings and money market	1,777,410	6,700	1.50%	1,538,689	8,666	2.24%
Time deposits	1,382,890	8,439	2.42%	852,980	7,209	3.36%

Total interest-bearing deposits	3,487,202	16,067	1.83%	2,644,550	16,844	2.53%
Short-term borrowings	419,044	1,241	1.17%	909,700	4,977	2.18%
Long-term debt	9,396	211	8.91%	50,779	700	5.48%
Junior sub. & subordinated debt	102,343	1,257	4.87%	114,243	1,642	5.72%

Total interest-bearing liabilities	4,017,985	18,776	1.85%	3,719,272	24,163	2.58%
Noninterest-Bearing Liabilities
Noninterest-bearing demand deposits	1,141,275			943,254
Other liabilities	32,369			20,955
Stockholders’ equity	641,983			525,989

Total liabilities and stockholders’ equity	$5,833,612			$5,209,470

Net interest income and margin (4)		$48,970	3.69%		$49,862	4.36%

Net interest spread (5)			3.26%			3.87%

(1)	Yields, but not interest income, on loans and securities have been adjusted to a tax equivalent basis.

(2)	Net loan fees of $0.8 million and $1.5 million are included in the yield computation for September 30, 2009 and 2008, respectively.

(3)	Includes average nonaccrual loans of approximately $141.3 million in 2009 and $36.2 million in 2008.

(4)	Net interest margin is computed by dividing net interest income by total average earning assets.

(5)	Net interest spread represents average yield earned on interest-earning assets less the average rate paid on interest-bearing liabilities.

(6)	Annualized.

	Nine Months Ended September 30,
($ in thousands)	2009			2008
	Average		Average	Average		Average
	Balance	Interest	Yield/Cost	Balance	Interest	Yield/Cost (6)
Earning Assets
Securities:
Taxable	$537,225	$18,148	4.52%	$603,323	$25,448	5.63%
Tax-exempt (1)	49,402	1,146	5.35%	80,534	2,537	6.47%

Total securities	586,627	19,294	4.59%	683,857	27,985	5.73%
Federal funds sold & other	22,843	370	2.17%	15,595	275	2.36%
Loans (1) (2) (3)	4,066,109	187,901	6.18%	3,830,441	193,498	6.75%
Short term investments	252,167	519	0.28%	—	—	0.00%
Investment in restricted stock	41,044	126	0.41%	41,488	1,745	5.62%

Total earnings assets	4,968,790	208,210	5.62%	4,571,381	223,503	6.57%
Non-Earning Assets
Cash and due from banks	174,997			108,093
Allowance for loan losses	(81,468)			(54,879)
Bank owned life insurance	91,067			89,036
Other assets	339,823			464,590

Total assets	$5,493,209			$5,178,221

Interest-Bearing Liabilities
Sources of Funds
Interest-bearing deposits:
Interest checking	288,271	2,463	1.14%	260,278	3,200	1.64%
Savings and money market	1,622,265	20,961	1.73%	1,566,311	28,097	2.40%
Time deposits	1,238,372	24,706	2.67%	780,759	22,269	3.81%

Total interest-bearing deposits	3,148,908	48,130	2.04%	2,607,348	53,566	2.74%
Short-term borrowings	600,070	4,461	0.99%	906,978	17,731	2.61%
Long-term debt	22,092	1,399	8.47%	51,523	2,110	5.47%
Junior sub. & subordinated debt	104,122	3,719	4.78%	117,459	5,370	6.11%

Total interest-bearing liabilities	3,875,192	57,709	1.99%	3,683,308	78,777	2.86%
Noninterest-Bearing Liabilities
Noninterest-bearing demand deposits	1,037,218			961,661
Other liabilities	28,874			22,643
Stockholders’ equity	551,925			510,609

Total liabilities and stockholders’ equity	$5,493,209			$5,178,221

Net interest income and margin (4)		$150,501	4.07%		$144,726	4.27%

Net interest spread (5)			3.63%			3.71%

(1)	Yields, but not interest income, on loans and securities have been adjusted to a tax equivalent basis.

(2)	Net loan fees of $3.3 million and $4.3 million are included in the yield computation for September 30, 2009 and 2008, respectively.

(3)	Includes average nonaccrual loans of approximately $109.9 million in 2009 and $25.0 million in 2008.

(4)	Net interest margin is computed by dividing net interest income by total average earning assets.

(5)	Net interest spread represents average yield earned on interest-earning assets less the average rate paid on interest-bearing liabilities.

(6)	Annualized.
Net Interest Income. The table below demonstrates the relative impact on net interest income of changes in the volume of earning assets and interest-bearing liabilities and changes in rates earned and paid by us on such assets and liabilities. For purposes of this table, nonaccrual loans have been included in the average loan balances.

	Three Months Ended September 30,			Nine Months Ended September 30,
		2009 v. 2008			2009 v. 2008
	Increase (Decrease)			Increase (Decrease)
	Due to Changes in (1)(2)			Due to Changes in (1)(2)
	Volume	Rate	Total	Volume	Rate	Total

	(in thousands)
Interest on securities:
Taxable	$481	$(2,309)	$(1,828)	$(2,233)	$(5,067)	$(7,300)
Tax-exempt	(525)	(221)	(746)	(722)	(669)	(1,391)
Federal funds sold	78	(17)	61	117	(22)	95
Loans	1,540	(5,137)	(3,597)	10,891	(16,488)	(5,597)
Short term investments	331	3	334	519	—	519
Restricted stock	—	(503)	(503)	(1)	(1,618)	(1,619)

Total interest income	1,905	(8,184)	(6,279)	8,571	(23,864)	(15,293)

Interest expense:
Interest checking	211	(252)	(41)	239	(976)	(737)
Savings and money market	903	(2,869)	(1,966)	723	(7,859)	(7,136)
Time deposits	3,232	(2,002)	1,230	9,130	(6,693)	2,437
Short-term borrowings	(1,447)	(2,289)	(3,736)	(2,282)	(10,988)	(13,270)
Long-term debt	(929)	440	(489)	(1,864)	1,153	(711)
Junior subordinated debt	(146)	(239)	(385)	(476)	(1,175)	(1,651)

Total interest expense	1,824	(7,211)	(5,387)	5,470	(26,538)	(21,068)

Net increase (decrease)	$81	$(973)	$(892)	$3,101	$2,674	$5,775

(1)	Changes due to both volume and rate have been allocated to volume changes.

(2)	Changes due to mark-to-market gains/losses under ASC 825 have been allocated to volume changes.
Provision for Loan Losses. The provision for loan losses in each period is reflected as a charge against earnings in that period. The provision is equal to the amount required to maintain the allowance for loan losses at a level that, in our judgment, is adequate to absorb probable loan losses inherent in the loan portfolio.
Our provision for loan losses was $50.8 million and $108.3 million for the three and nine months ended September 30, 2009, respectively, compared to $14.7 million and $35.9 million for the same periods in 2008. Factors that impact the provision for loan losses are net charge-offs or recoveries, changes in the size and mix of the loan portfolio, the recognition of changes in current risk factors and specific reserves on impaired loans.
Noninterest Income. We earn other noninterest income primarily through activity related to securities and repossessed assets and fees related to:
•	Trust and investment advisory services,

•	Services provided to deposit customers,

•	Services provided to current and potential loan customers,

•	Bank owned life insurance, and

•	Miscellaneous income, which consists primarily of equipment lease income and credit card fees.
The following tables present, for the periods indicated, the major categories of noninterest income:

	Three Months Ended			Nine Months Ended
	September 30,		Increase	September 30,		Increase
	2009	2008	(Decrease)	2009	2008	(Decrease)
			(in thousands)
Securities impairment charges	$(1,044)	$(32,688)	$31,644	$(44,083)	$(37,968)	$(6,115)
Portion of impairment charges recognized in other comprehensive loss (before taxes)	—	—	—	2,047	—	2,047

Net securities impairment charges recognized in earnings	(1,044)	(32,688)	31,644	(42,036)	(37,968)	(4,068)
Derivative gains (losses)	(70)	176	(246)	(200)	983	(1,183)
Unrealized gain (loss) on assets and liabilities measured at fair value, net	1,987	5,075	(3,088)	5,609	6,343	$(734)
Net gain on sale of investment securities	4,146	87	4,059	15,933	304	15,629
Net gain (loss) on repossessed assets and bank premises	(7,283)	(32)	(7,251)	(16,193)	321	(16,514)

	(2,264)	(27,382)	25,118	(36,887)	(30,017)	(6,870)
Trust and investment advisory services	2,369	2,668	(299)	6,967	8,199	(1,232)
Service charges	2,212	1,586	626	5,874	4,424	1,450
Income from bank owned life insurance	574	593	(19)	1,523	1,966	(443)
Miscellaneous noninterest income	2,987	2,565	422	7,803	7,840	(37)

Total noninterest income (loss)	$5,878	$(19,970)	$25,848	$(14,720)	$(7,588)	$(7,132)

Noninterest income increased $25.8 million and decreased $7.1 million, respectively, from the three and nine months ended September 30, 2008 to the same periods in 2009. The third quarter increase was due primarily to an $32.4 million decrease in net mark-to-market losses and net gains on sale of securities, including the sale of certain adjustable rate preferred stock which had been previously impaired, offset by a $7.3 million increase in net losses on sale of repossessed assets and bank premises. The year to date decrease was due to a $16.5 million increase in net losses on sale of repossessed assets offset by a $9.6 million increase in net mark-to-market gains and net gains on the sale of securities.
During the three and nine month periods ended September 30, 2009, we recognized net unrealized gains on assets and liabilities measured at fair value of $2.0 million and $5.6 million, respectively. The third quarter and year to date gains are primarily the result of unrealized gains on our mortgage-backed securities portfolio and changes in the junior subordinated debt valuations as of September 30, 2009.
Assets under management at Miller/Russell and Associates were $1.06 billion at September 30, 2009, down 15.9% from $1.26 billion at September 30, 2008. Assets under management at Premier Trust were $285 million at September 30, 2009, down 13.1% from $328 million at September 30, 2008. Assets under management at Shine Investment Advisory Services were $332 million at September 30, 2009, down 13.5% from $384 million at September 30, 2008. These declines are due primarily to decreases in trust assets and lower market valuations. Overall decline in assets under management resulted in 11.2% and 15.0% decreases, respectively, in trust and advisory fee revenue for the three and nine month periods ending September 30, 2009 as compared to the three and nine month periods ending September 30, 2008.
Service charges increased 39.5% and 32.8%, or $0.6 million and $1.5 million, respectively, from the three and nine months ended September 30, 2008 to the same periods in 2009, due to higher deposit balances, higher fees on consumer deposits and the growth in our customer base.
Noninterest Expense. The following table presents, for the periods indicated, the major categories of noninterest expense:

	Three Months Ended			Nine Months Ended
	September 30,		Increase	September 30,		Increase
	2009	2008	(Decrease)	2009	2008	(Decrease)
			(in thousands)
Salaries and employee benefits	$24,488	$21,812	$2,676	$73,839	$65,263	$8,576
Occupancy	5,428	5,280	148	15,953	15,487	466
Customer service	2,827	910	1,917	8,777	3,223	5,554
Insurance	2,328	1,006	1,322	9,039	2,851	6,188
Legal, professional and director fees	1,827	1,066	761	5,077	3,234	1,843
Data processing	951	1,695	(744)	3,303	3,901	(598)
Intangible amortization	945	920	25	2,835	2,624	211
Advertising, public relations and business development	936	3,123	(2,187)	4,185	7,596	(3,411)
Travel and automobile	549	604	(55)	1,391	1,306	85
Telephone	513	415	98	1,500	1,200	300
Audits and exams	397	278	119	1,368	1,563	(195)
Correspondent banking service charges and wire transfer costs	380	382	(2)	1,159	1,017	142
Supplies	330	374	(44)	1,220	1,156	64
Goodwill impairment charge	576	79,242	(78,666)	45,576	79,242	(33,666)
Other	2,953	2,817	136	7,318	7,456	(138)

Total noninterest expense	$45,428	$119,924	$(74,496)	$182,540	$197,119	$(14,579)

Noninterest expense decreased $74.5 million and $14.6 million, respectively, from the three and nine months ended September 30, 2008 to the same periods in 2009. The third quarter decreases are primarily due to a $79.2 non-cash goodwill impairment charge in the third quarter 2008, offset by additional FDIC insurance assessments and marginal increases to salaries and benefits from the prior year from our overall growth in deposits. The year-to-date decreases are attributable primarily to a $33.7 million decrease in non-cash goodwill impairment charges, offset by $8.6 million in salaries and benefits increases from our overall growth and $6.2 million in FDIC insurance increases.
Insurance expense increased $1.3 million and $6.2 million, respectively, from the three and nine months ended September 30, 2008 to the same periods in 2009 primarily due to deposit growth and additional FDIC depository insurance assessments.
Income Taxes. The effective tax rate on net operating earnings for the third quarter of 2009 was 42.1% compared to 39.9% for the second quarter of 2009 and compared to 9.6% for the third quarter of 2008. This increase in the effective tax rate from the first quarter was primarily due to the goodwill impairment charge of $45.0 million in the first quarter of 2009. The Company previously booked a deferred tax asset valuation allowance on its impaired ARPS. The valuation allowance was recorded in accordance with ASC Topic 740, Income Taxes (ASC 740). Under ASC 740, management is required to reduce the carrying amounts of deferred tax assets if, based on the available evidence, it is not “more likely than not” that such assets will be realized. Management periodically assesses the need to establish, increase, or decrease a valuation allowance for deferred tax assets. Appropriate consideration is given to all available evidence (both positive and negative) related to the realization of the deferred tax assets. Evidence considered includes the nature and amount of taxable income and expense items, the availability of statutory carryback and carryforward periods, forecasts of future profitability and tax-planning strategies that may be implemented to increase the likelihood that deferred tax assets will be realized. If, after this periodic assessment, management determines that the realization of the deferred tax assets does not meet the “more likely than not” criteria, a valuation allowance is recorded, thereby reducing the deferred tax assets.
As of September 30, 2009, the Company performed an analysis of the available evidence related to the realization of deferred tax assets. Negative evidence primarily consisted of significant net losses reported in each of the last five most recent fiscal quarters. Positive evidence related to the realization of deferred tax assets included a strong historical record of profitability, projected levels of pretax earnings for financial reporting purposes sufficient to generate the minimum of future taxable income in order to realize the net deferred tax asset, significant excess capital due to recent private and public offerings, consistent net interest margin results and demonstrated ability to attract low-cost core deposits. Management continues to evaluate the realization of their future taxable income on a quarterly basis. Although management believes that its projections are reasonable, further significant deterioration in economic and market conditions would have a material adverse affect on the Company’s ability to fully realize the net deferred tax asset. As such, management may determine that additional valuation allowances are necessary in future periods. The amount of future taxable income required to fully utilize the deferred tax asset as of September 30, 2009 is approximately $150 million in the carryforward period.
Financial Condition
Total Assets
On a consolidated basis, our total assets as of September 30, 2009 and December 31, 2008 were $5.83 billion and $5.24 billion, respectively. Assets experienced growth from the period ending September 30, 2008 to the period ending September 30, 2009 of $602.3 million, or 11.5%, including cash and due from banks growth of $615.1 million, or 446.5%. Cash and due from banks balances increased from September 30, 2008 to September 30, 2009 due to the Company’s initiative to build additional liquidity for risk mitigation.
Loans
Our gross loans, including deferred loan fees, on a consolidated basis as of September 30, 2009 and December 31, 2008 were $3.97 billion and $4.10 billion, respectively. Our overall marginal decrease in loans from December 31, 2008 to September 30, 2009 is a result of paydowns on existing loans, enhanced underwriting standards on new loans, and an increased amount of loan charge-offs during 2009.
The following table shows the amounts of loans outstanding by type of loan at the end of each of the periods indicated.

	September 30,	December 31,
	2009	2008

	(in thousands)
Construction and land development	$685,242	$820,874
Commercial real estate	1,925,604	1,763,392
Residential real estate	600,362	589,196
Commercial and industrial	687,733	860,280
Consumer	77,348	71,148
Less: Net deferred loan fees	(8,327)	(9,179)

Gross loans, net of deferred fees	3,967,962	4,095,711
Less: Allowance for loan losses	(104,181)	(74,827)

	$3,863,781	$4,020,884

Nonperforming Assets
Nonperforming assets include loans past due 90 days or more and still accruing interest, nonaccrual loans, restructured loans, and other real estate owned, or OREO. In general, loans are placed on nonaccrual status when we determine timely recognition of interest to be in doubt due to the borrower’s financial condition and collection efforts. Restructured loans have modified terms to reduce either principal or interest due to deterioration in the borrower’s financial condition. OREO results from loans where we have received physical possession of the borrower’s assets. The Company attempts to sell OREO properties relatively quickly, which generally results in a sales price of an amount lower than we may have received if we had marketed the property for a longer period. This practice has resulted in losses of $7.3 million and $16.2 million, respectively, taken on repossessed assets for the three and nine months ended September 30, 2009. This practice may continue in future periods.

The following table summarizes the loans for which the accrual of interest has been discontinued, loans past due 90 days or more and still accruing interest, restructured loans, and OREO.

	September 30,	December 31,
	2009	2008
	($ in thousands)
Total nonaccrual loans	$166,286	$58,302
Loans past due 90 days or more and still accruing	2,538	11,515

Total nonperforming loans	168,824	69,817

Restructured loans	44,186	15,605
Other impaired loans, excluding restructured loans	19,032	92,981

Total impaired loans, including nonperforming loans	$232,042	$178,403

Other real estate owned (OREO)	$72,795	$14,545
Nonaccrual loans to gross loans	4.19%	1.42%
Loans past due 90 days or more and still accruing to total loans	0.06	0.28
Interest income received on nonaccrual loans during the period	$425	$488
Interest income that would have been recorded under the original terms of the nonaccrual loans during the period	$8,453	$1,827
The composite of nonaccrual loans were as follows as of the dates indicated:

	At September 30, 2009			At December 31, 2008
	Nonaccrual		Percent of	Nonaccrual		Percent of
($ in thousands)	Balance	%	Total Loans	Balance	%	Total Loans

Construction and land development	$69,860	42.02%	1.76%	$28,279	48.50%	0.68%
Residential real estate	22,988	13.82%	0.58%	15,062	25.84%	0.37%
Commercial real estate	45,516	27.37%	1.15%	9,329	16.00%	0.23%
Commercial and industrial	27,809	16.72%	0.70%	5,614	9.63%	0.14%
Consumer	113	0.07%	0.00%	18	0.03%	0.00%

Total nonaccrual loans	$166,286	100.00%	4.19%	$58,302	100.00%	1.42%

As of September 30, 2009 and December 31, 2008, nonaccrual loans totaled $166.3 million and $58.3 million, respectively. Nonaccrual loans at September 30, 2009 consisted of 193 loans with the highest single customer loan balance of $10.5 million. The increase in total nonaccrual loans is primarily due to increases in the length of time to market and sell real estate projects and the overall decline in our local markets related to the challenging economic environment.
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
As of September 30, 2009 and December 31, 2008 the aggregate total amount of loans classified as impaired was $232.0 million and $178.4 million, respectively. The total specific allowance for loan losses related to these loans was $20.7 million and $14.1 million for September 30, 2009 and December 31, 2008, respectively. As of September

30, 2009 and December 31, 2008, we had $26.2 million and $15.6 million, respectively, in loans classified as restructured loans as defined by ASC 310. The increases in total impaired loans and restructured loans was primarily due to the overall decline in economic conditions.
The breakdown of total impaired loans and the related specific reserves is as follows:

	At September 30, 2009
	Impaired		Percent of	Reserve		Percent of
($ in thousands)	Balance	%	Total Loans	Balance	%	Total Allowance

Construction and land development	$88,730	38.23%	2.24%	$7,942	38.40%	7.62%
Residential real estate	32,580	14.04%	0.82%	3,265	15.79%	3.13%
Commercial real estate	79,790	34.39%	2.01%	4,278	20.69%	4.11%
Commercial and industrial	30,829	13.29%	0.78%	5,195	25.12%	4.99%
Consumer	113	0.05%	0.00%	—	0.00%	0.00%

Total impaired loans	$232,042	100.00%	5.85%	$20,680	100.00%	19.85%

Allowance for Loan Losses
Like other financial institutions, we must maintain an adequate allowance for loan losses. The allowance for loan losses is established through a provision for loan losses charged to expense. Loans are charged against the allowance for loan losses when we believe that collectibility of the contractual principal or interest is unlikely. Subsequent recoveries, if any, are credited to the allowance. The allowance is an amount that we believe will be adequate to absorb probable losses on existing loans that may become uncollectable, based on evaluation of the collectability of loans and prior credit loss experience, together with the other factors noted earlier.
Our allowance for loan loss methodology incorporates several quantitative and qualitative risk factors used to establish the appropriate allowance for loan loss at each reporting date. Quantitative factors include our historical loss experience, delinquency and charge-off trends, collateral values, changes in the level of nonperforming loans and other factors. Qualitative factors include the economic condition of our operating markets and the state of certain industries. Specific changes in the risk factors are based on perceived risk of similar groups of loans classified by collateral type, purpose and terms. Statistics on local trends, peers, and an internal one-year and three-year loss history are also incorporated into the allowance calculation model. Due to the credit concentration of our loan portfolio in real estate secured loans, the value of collateral is heavily dependent on real estate values in Nevada, Arizona and California, which have declined significantly in recent periods. While management uses the best information available to make its evaluation, future adjustments to the allowance may be necessary if there are significant changes in economic or other conditions. In addition, the FDIC, and state banking regulatory agencies, as an integral part of their examination processes, periodically review our subsidiary banks’ allowances for loan losses, and may require us to make additions to our allowance based on their judgment about information available to them at the time of their examinations. Management regularly reviews the assumptions and formulae used in determining the allowance and makes adjustments if required to reflect the current risk profile of the portfolio.
The allowance consists of specific and general components. The specific allowance relates to impaired loans. Impaired loans include those where interest recognition has been suspended, loans that are more than 90 days delinquent but because of adequate collateral coverage income continues to be recognized, and other classified loans not paying substantially according to the original contract terms. For such loans, an allowance is established when the discounted cash flows, collateral value or observable market price of the impaired loan are lower than the carrying value of that loan, pursuant to ASC 310. Loans that are not dependent on collateral are evaluated based on the expected future cash flows discounted at the current contractual interest rate. The amount to which the present value falls short of the current loan obligation will be set up as a reserve for that account.
We use an appraised value method to determine the need for a reserve on collateral dependent loans and further discount the appraisal for disposition costs. Due to the rapidly changing economic and market conditions of the regions within which we operate, the Company obtains independent collateral valuation analysis on a regular basis for each loan, typically every six months. Because of the rapid decline in real estate prices recently, we further discount all appraisals performed more than three months from the end of the quarter to compensate for this unprecedented economic environment.
The general allowance covers all non-impaired loans and is based on historical loss experience adjusted for the various qualitative and quantitative factors listed above. The change in the allowance from one reporting period to the next may not directly correlate to the rate of change of the nonperforming loans for the following reasons:
1. A loan moving from impaired performing status to impaired nonperforming status does not mandate an increased reserve. The individual account is evaluated for a specific reserve requirement when the loan moves to impaired status, not when it moves to nonperforming status, and is reevaluated at each reporting period. Because our nonperforming loans are predominately collateral dependent, reserves are primarily based on collateral value, which is not affected by borrower performance but rather by market conditions.
2. Although real estate values have declined substantially during this year, driving higher reserve requirements, our level of charge-offs of $81.5 million year-to-date September 30, 2009 has kept close pace, resulting in only a $6.5 million increase in our specific reserves on impaired accounts from $14.1 million at December 31, 2008 to $20.7 million at September 30, 2009.
3. Not all impaired accounts require a specific reserve. The payment performance of the borrower may require an impaired classification, but the collateral evaluation may support adequate collateral coverage. For a number of impaired accounts in which borrower performance has ceased, the collateral coverage is now sufficient because a partial charge off of the account has been taken. In those instances, neither a general reserve nor a specific reserve is assessed. The number of impaired accounts increased by 30.0% year-to-date September 30, 2009, but the percentage of reserved impaired accounts has fallen significantly. At December 31, 2008, 54.3% of the impaired accounts had assigned reserves. This compares to 29.7% at September 30, 2009.
Nonperforming loans increased by 141.8% at September 30, 2009 from December 31, 2008, moving from $69.8 million to $168.8 million. During the same period, impaired loans increased 30.0%, going from $178.4 million to $232.0 million. The allowance for loan losses increased to $104.2 million at September 30, 2009 from $74.8 million at December 31, 2008, a 39.2% increase.
The following table summarizes the activity in our allowance for loan losses for the periods indicated.

	Three months ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

		($ in thousands)
Allowance for loan losses:
Balance at beginning of period	$84,143	$58,688	$74,827	$49,305
Provisions charged to operating expenses	50,750	14,716	108,307	35,927
Recoveries of loans previously charged-off:
Construction and land development	608	4	820	4
Commercial real estate	139	—	139	—
Residential real estate	11	31	205	31
Commercial and industrial	442	115	1,313	402
Consumer	6	12	131	24

Total recoveries	1,206	162	2,608	461
Loans charged-off:
Construction and land development	13,717	10,113	25,948	14,518
Commercial real estate	3,125	1,366	10,552	1,548
Residential real estate	5,619	758	18,173	3,256
Commercial and industrial	8,329	4,173	23,649	8,962
Consumer	1,128	59	3,239	312

Total charged-off	31,918	16,469	81,561	28,596
Net charge-offs	30,712	16,307	78,953	28,135

Balance at end of period	$104,181	$57,097	$104,181	$57,097

Net charge-offs to average loans outstanding (annualized)	3.05%	1.65%	2.60%	0.98%
Allowance for loan losses to gross loans	2.63%	1.45%
Net charge-offs totaled $30.7 million and $79.0 million for the three and nine months ended September 30, 2009, respectively, compared to net charge-offs of $16.3 million and $28.1 million for the same periods in 2008. The provision for loan losses totaled $50.8 million and $108.3 million for the three and nine months ended September 30, 2009, respectively, compared to $14.7 million and $35.9 million for the same periods in 2008. The increase in the provision for loan losses is due to an increase in loan charge-offs, general reserve increases due to current market conditions and specific reserves on impaired loans.
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

	Allowance for Loan Losses at September 30, 2009
		($ in thousands)
		% of Total	% of Loans in
		Allowance For	Each Category to
	Amount	Loan Losses	Gross Loans

Construction and land development	$32,980	31.66%	17.23%
Commercial real estate	14,108	13.54%	48.43%
Residential real estate	19,812	19.02%	15.10%
Commercial and industrial	32,032	30.75%	17.30%
Consumer	5,249	5.04%	1.95%

Total	$104,181	100.00%	100.00%

Potential Problem Loans
We classify our loans consistent with federal banking regulations using a nine category grading system. The following table presents information regarding potential problem loans, consisting of loans graded watch, substandard, doubtful, and loss, but still performing as of the dates indicated. The loans in the following table are not considered impaired under ASC 310.

	At September 30, 2009
	# of	Loan		Percent of
($ in thousands)	Loans	Balance	%	Total Loans

Construction and land development	90	$110,347	28.36%	2.78%
Commercial real estate	143	169,864	43.65%	4.28%
Residential real estate	91	38,566	9.91%	0.97%
Commercial and industrial	319	68,509	17.61%	1.73%
Consumer	31	1,849	0.48%	0.05%

Total potential problem loans	674	$389,135	100.00%	9.81%

Our potential problem loans consisted of 674 loans and totaled approximately $389.1 million at September 30, 2009. Our potential problem loans are primarily secured by real estate with average loan to value ratios below 80% at the time of origination.
The Company's Bank of Nevada subsidiary holds a $14.7 million interest in a syndicated credit facility to Station Casinos, Inc. In July 2009, Station Casinos filed for bankruptcy under Chapter 11. During the third quarter 2009, Bank of Nevada placed this credit on nonaccrual, classified the loan as doubtful, and established a $3.8 million specific reserve. On November 5, 2009 Bank of Nevada contracted to transfer its interest in the credit to another financial institution for $11.7 million, which is expected to close in the fourth quarter. James Nave, DVM, a director of the Company and Bank of Nevada, is also an outside director of Station Casinos, Inc. Dr. Nave does not serve on any Company or subsidiary Board committee that oversees our loan portfolio and had no involvement in the acquisition or disposition of the credit. He did not participate in any discussions regarding the credit by the Board of Directors of the Company or Bank of Nevada.
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
We use our investment securities portfolio to ensure liquidity for cash requirements, manage interest rate risk, provide a source of income and to manage asset quality. The carrying value of our investment securities as of September 30, 2009 totaled $672.7 million, compared to $565.4 million at December 31, 2008.
The carrying value of our portfolio of investment securities at September 30, 2009 and December 31, 2008 was as follows:

	Carrying Value
	At September 30,	At December 31,
	2009	2008
	(in thousands)
U.S. Treasury securities	$—	$8,170
U.S. Government-sponsored agency securities	2,548	2,511
Direct obligation and GSE residential mortgage-backed securities	566,303	436,804
Private label residential mortgage-backed securities	22,176	38,428
State and municipal obligations	5,428	18,956
Adjustable rate preferred stock	16,888	27,722
Collateralized debt obligations	919	1,219
Trust preferred securities	21,111	16,301
Corporate bonds	20,101	—
Other	17,274	15,266

Total investment securities	$672,748	$565,377

At September 30, 2009, the combined net unrealized loss on our ARPS, CDOs and trust preferred securities portfolios classified as available-for-sale was $1.9 million, compared with $41.1 million at December 31, 2008. The decrease in net unrealized losses is due to the impairment of the majority of the ARPS portfolio, partially offset by the continuing decline in the fair value of these securities tied to the decline in the national financial markets. We are actively monitoring these portfolios for declines in fair value that are considered other-than-temporary. If current market conditions persist, we may have impairment charges against earnings in a future period for declines in securities fair values that are considered other-than-temporary.
During the nine months ended September 30, 2009, we recorded impairment charges totaling $42.0 million, including $36.4 million related to our ARPS portfolio, $2.6 million related to additional impairment of some of our CDOs and $3.0 million related to private label mortgage-backed securities.
Goodwill
The Company recorded $217.8 million of goodwill from its merger-related activities through 2007. In accordance with ASC 805, goodwill is not amortized but rather tested for impairment annually. Impairment testing consists of comparing the fair value of the acquired reporting units with their carrying amounts, including goodwill. An impairment loss would be recorded to the extent the carrying value of the goodwill exceeds the fair value of the goodwill. At March 31, 2009, it was determined the implied fair value of the goodwill related to the acquisition of the Bank of Nevada reporting unit was less than the carrying value on the Company’s balance sheet, which is one factor that is considered when determining goodwill impairment. At September 30, 2009, it was determined the implied fair value of the goodwill related to the acquisition of the Miller/Russell reporting unit was less than the carrying value on the Company’s balance sheet.
Based on the assessment that goodwill was impaired, we wrote down $45.0 million of goodwill related to the Bank of Nevada reporting unit in the first quarter 2009 and $0.6 million of goodwill related to the Miller/Russell reporting unit in the third quarter 2009, incurring a non-cash impairment charge. If current market conditions persist, it is possible that we will have a goodwill impairment charge against earnings in a future period. See Note 6 to the September 30, 2009 Unaudited Consolidated Financial Statements for further discussion of goodwill impairment testing.
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
Deposits have historically been the primary source for funding our asset growth. As of September 30, 2009, total deposits were $4.75 billion, compared to $3.65 billion as of December 31, 2008. Our deposits related to customer relationships increased over $1.00 billion since December 31, 2008.
The following table provides the average balances and weighted average rates paid on deposits for the three and nine months ended September 30, 2009.

	Three months ended		Nine Months Ended
	September 30, 2009		September 30, 2009
	Average Balance/Rate		Average Balance/Rate

	($ in thousands)
Interest checking (NOW)	$326,902	1.13%	$288,271	1.14%
Savings and money market	1,777,410	1.50	1,622,265	1.73
Time	1,382,890	2.42	1,238,372	2.67

Total interest-bearing deposits	3,487,202	1.83	3,148,908	2.04
Non-interest bearing demand deposits	1,141,275	—	1,037,218	—

Total deposits	$4,628,477	1.38%	$4,186,126	2.32%

Our customer repurchases declined $56.9 million from December 31, 2008 to September 30, 2009 due primarily to the transfer of customer funds to other products offered by our banks.
Liquidity
The ability to have readily available funds sufficient to repay fully maturing liabilities is of primary importance to depositors, creditors and regulators. Our liquidity, represented by cash and amounts due from banks, federal funds sold, money market investments and available-for-sale securities, is a result of our operating, investing and financing activities and related cash flows. In order to ensure funds are available when necessary, on at least a quarterly basis, we project the amount of funds that will be required, and we strive to maintain relationships with a diversified customer base. Liquidity requirements can also be met through short-term borrowings or the disposition of short-term assets. We have unused borrowing lines at correspondent banks totaling $83.0 million. In addition, loans are pledged to the FHLB totaling approximately $1.60 billion on $20.0 million borrowings from the FHLB as of September 30, 2009. As of September 30, 2009, we had additional available credit with the FHLB of $760.6 million. Loans and securities pledged to the FRB discount window totaled approximately $766.0 million and $22.1 million, respectively, on total borrowings from the FRB of $50.0 million as of September 30, 2009. As of September 30, 2009, we had additional available credit with the FRB of $509.9 million. We have additional pledged securities to other sources totaling $510.5 million as of September 30, 2009.

Core deposits may increase our need for liquidity as certificates of deposit mature or are withdrawn before maturity and as non-maturity deposits, such as checking and savings account balances, are withdrawn. Additionally, we are exposed to the risk that customers with large deposit balances will withdraw all or a portion of such deposits, due in part to the FDIC limitations on the amount of insurance coverage provided to depositors. To mitigate the uninsured deposit risk, we utilize the Certificate of Deposit Account Registry Service (CDARS) program, which allows customers to invest up to $50 million in certificates of deposit through one participating financial institution, with the entire amount being covered by FDIC insurance. As of September 30, 2009, we had $254.5 million of CDARS deposits.
As of September 30, 2009, we had $20.0 million of wholesale brokered deposits outstanding. Brokered deposits are generally considered to be deposits that have been received by us from a registered broker that is acting on behalf of that broker’s customer. We do not anticipate using brokered deposits as a significant liquidity source in the near future.
The net decrease in our borrowings totaled $557.7 million from December 31, 2008 to September 30, 2009. Our federal funds sold increased $1.8 million from December 31, 2008 to September 30, 2009.
During the third quarter of 2009, the Company continued to increase its liquidity position by increasing cash kept at the affiliate level, as well as short term investment of proceeds at the parent company level from our common equity offering. The Company’s cash and cash equivalents have increased $617.9 million from December 31, 2008 to September 30, 2009 and the Company’s money market investments have increased $55.1 million from December 31, 2008 to September 30, 2009.
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
The following table provides a comparison of our risk-based capital ratios and leverage ratios to the minimum regulatory requirements as of September 30, 2009.

			Adequately-		Minimum For
			Capitalized		Well-Capitalized
	Actual		Requirements		Requirements
			($ in thousands)
As of September 30, 2009	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total Capital (to Risk Weighted Assets)	669,263	14.7%	364,052	8.0%	455,065	10.0%

Tier I Capital (to Risk Weighted Assets)	551,793	12.1	182,026	4.0	273,039	6.0

Leverage ratio (to Average Assets)	551,793	9.6	229,944	4.0	287,431	5.0
The Company and each of its banking subsidiaries met the “well capitalized” guidelines under regulatory requirements as of September 30, 2009.

Pursuant to the purchase agreement with the United States Department of the Treasury (“Treasury”) relating to the Company’s previously disclosed issuance of securities to the Treasury, in the event the Company completes one or more “Qualified Equity Offerings” on or prior to December 31, 2009 that result in the Company receiving aggregate gross proceeds of not less than $140 million, the number of shares of common stock underlying the portion of the warrants then held by Treasury will be reduced by one-half of the shares of common stock originally covered by the warrants. The second quarter public offering constituted a “Qualified Equity Offering” and, as a result, half of the Company’s warrants were retired without charge.

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
Changes in Internal Control over Financial Reporting
There have not been any changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2009, which have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
Certain of the Company’s banking subsidiaries, including Bank of Nevada, have been or, based on recently completed examinations, are expected to be placed under informal supervisory oversight by banking regulators. The oversight has or is expected to require enhanced supervision by the Board of Directors of each affected bank, and the submission of written plans addressing such matters as asset quality, credit underwriting and administration, and loan concentrations, as well as the formulation and adoption of comprehensive strategic plans. In addition, each affected bank will be required to provide regulators with prior notice of certain management and director changes, and to obtain their non-objection before engaging in any transaction that would materially change its balance sheet composition.
As previously disclosed in our Annual Report on Form 10-K, the operations and activities of the Company’s Bank of Nevada subsidiary were placed under informal supervisory oversight by banking regulators following their 2008 examination of the bank. During the fourth quarter 2008, the Bank of Nevada board of directors formed a regulatory oversight committee to ensure timely and complete resolution to all issues raised during its regulatory examination. Since that time, the regulatory oversight committee has met on average no less than monthly. During 2009, management of Bank of Nevada, under the oversight of the regulatory oversight committee, has completed the following: (a) revised the policy for allowance for loan and lease losses, (b) adopted a written model governance process for measuring, monitoring, controlling and reporting loan and investment portfolio risks, and (c) revised its policy on asset liability management, with guidelines for interest rate risk modeling, monitoring results for adherence to board risk tolerances, and guidelines for periodic validation and back testing. The bank has adopted a three year strategic plan to be updated annually. The bank has further adopted formal written plans to: (1) improve loan underwriting and administration, (2) manage delinquent and non-performing loans, (3) reduce loan concentration risks, (4) improve identification of other than temporary impairment within its investment portfolio, and (5) improve liquidity. Each of the above documents has been formally approved by the Bank of Nevada board of directors. Additionally, the board of directors expanded oversight and governance by requiring formal quarterly reporting by management on specified topics as part of a standing agenda.

Following its recent compliance examination of the Company’s Torrey Pines Bank subsidiary, the FDIC advised the bank that it believes that the bank’s PartnersFirst credit card division’s underwriting practices violate the Equal Credit Opportunity Act (“ECOA”); specifically, the FDIC alleges that these practices discriminate against consumers on the basis of age and gender. As a consequence of this finding, the Bank also was assigned a “needs to improve” rating under the Community Reinvestment Act (“CRA”); absent this finding, the bank would have received a satisfactory CRA rating. The bank strongly contests the FDIC’s allegations and has provided a detailed response to its findings, but has nonetheless modified PartnersFirst’s underwriting procedures to address the FDIC’s concerns.
In addition, the FDIC claims that the alleged ECOA violation was the result of weaknesses in the bank’s governance and management practices, and has notified the bank of its intent to require the bank to take certain actions to address these perceived weaknesses. Although the bank again disagrees with the FDIC’s conclusions, it is actively working with the FDIC to resolve these issues. While the exact nature and form of the pending FDIC requirements is unknown at this time, we do not expect them to have a material impact on the bank. We expect that the bank will be required to enhance its compliance program in such areas as operating policies and procedures, vendor management, board reporting, training, monitoring and audit procedures.
Pending a resolution of the matter, as a matter of FDIC policy, the compliance issue at PartnersFirst will adversely affect our ability to pursue certain growth opportunities, including opening new branches and bidding on failed bank opportunities offered by the FDIC. We continue to seek organic growth opportunities and are evaluating other options for non-organic growth.
Item 1A. Risk Factors
See the discussion of our risk factors and regulatory matters in the Annual Report on Form 10-K for the year ended December 31, 2008, as updated from time to time in other filings we make with the SEC, including our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2009, June 30, 2009, and September 30, 2009, and our Current Reports on Form 8-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a)	There were no unregistered sales of equity securities during the period covered by this report.

(b)	None

(c)	None.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Submission of Matters to a Vote of Security Holders
None
Item 5. Other Information
None

Item 6. Exhibits
3.1	Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to Amendment No. 1 to Western Alliance Bancorporation’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on June 7, 2005).

3.2	Amended and Restated By-Laws (incorporated by reference to Exhibit 3.1 to Western Alliance Bancorporation’s Form 8-K filed with the Securities and Exchange Commission on January 25, 2008).

3.3	Certificate of Designations for the Fixed Rate Cumulative Perpetual Preferred Stock, Series A, of Western Alliance Bancorporation (incorporated by reference to Exhibit 3.1 to Western Alliance Bancorporation’s Form 8-K filed with the Securities and Exchange Commission on November 25, 2008).

3.4	Amended and Restated By-Laws (incorporated by reference to Exhibit 3.1 to Western Alliance Bancorporation’s Form 8-K filed with the Securities and Exchange Commission on January 25, 2008).

4.1	Specimen common stock certificate of Western Alliance Bancorporation (incorporated by reference to Exhibit 4.1 of Western Alliance Bancorporation’s Registration Statement on Form S-1, File No. 333-124406, filed with the Securities and Exchange Commission on June 27, 2005, as amended).

4.2	Form of Fixed Rate Cumulative Perpetual Preferred Stock, Series A, stock certificate (incorporated by reference to Exhibit 4.1 to Western Alliance Bancorporation’s Form 8-K filed with the Securities and Exchange Commission on November 25, 2008).

4.3	Form of Warrant to purchase shares of Western Alliance Bancorporation common stock, dated December 12, 2003, together with a schedule of warrant holders (incorporated by reference to Exhibit 10.9 to Western Alliance Bancorporation’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on April 28, 2005).

4.4	Warrant, dated November 21, 2008, by and between Western Alliance Bancorporation and the United States Department of the Treasury (incorporated by reference to Exhibit 4.2 to Western Alliance’s Form 8-K filed with the Securities and Exchange Commission on November 25, 2008).

31.1	CEO Certification Pursuant Rule 13a-14(a)/15d-14(a).

31.2	CFO Certification Pursuant Rule 13a-14(a)/15d-14(a).

32	CEO and CFO Certification Pursuant 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes — Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WESTERN ALLIANCE BANCORPORATION
Date: November 9, 2009	By:	/s/ Robert Sarver
Robert Sarver
President and Chief Executive Officer

Date: November 9, 2009	By:	/s/ Dale Gibbons
Dale Gibbons
Executive Vice President and Chief Financial Officer

Date: November 9, 2009	By:	/s/ Tom Edington
Tom Edington
Senior Vice President and Controller Principal Accounting Officer

EXHIBIT INDEX
3.1	Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to Amendment No. 1 to Western Alliance Bancorporation’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on June 7, 2005).

3.2	Amended and Restated By-Laws (incorporated by reference to Exhibit 3.1 to Western Alliance Bancorporation’s Form 8-K filed with the Securities and Exchange Commission on January 25, 2008).

3.3	Certificate of Designations for the Fixed Rate Cumulative Perpetual Preferred Stock, Series A, of Western Alliance Bancorporation (incorporated by reference to Exhibit 3.1 to Western Alliance Bancorporation’s Form 8-K filed with the Securities and Exchange Commission on November 25, 2008).

3.4	Amended and Restated By-Laws (incorporated by reference to Exhibit 3.1 to Western Alliance Bancorporation’s Form 8-K filed with the Securities and Exchange Commission on January 25, 2008).

4.1	Specimen common stock certificate of Western Alliance Bancorporation (incorporated by reference to Exhibit 4.1 of Western Alliance Bancorporation’s Registration Statement on Form S-1, File No. 333-124406, filed with the Securities and Exchange Commission on June 27, 2005, as amended).

4.2	Form of Fixed Rate Cumulative Perpetual Preferred Stock, Series A, stock certificate (incorporated by reference to Exhibit 4.1 to Western Alliance Bancorporation’s Form 8-K filed with the Securities and Exchange Commission on November 25, 2008).

4.3	Form of Warrant to purchase shares of Western Alliance Bancorporation common stock, dated December 12, 2003, together with a schedule of warrant holders (incorporated by reference to Exhibit 10.9 to Western Alliance Bancorporation’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on April 28, 2005).

4.4	Warrant, dated November 21, 2008, by and between Western Alliance Bancorporation and the United States Department of the Treasury (incorporated by reference to Exhibit 4.2 to Western Alliance’s Form 8-K filed with the Securities and Exchange Commission on November 25, 2008).

31.1	CEO Certification Pursuant to Rule 13a-14(a)/15d-14(a).

31.2	CFO Certification Pursuant to Rule 13a-14(a)/15d-14(a).

32	CEO and CFO Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.