Form 10-K
period 2009-12-31
WESTERN ALLIANCE BANCORPORATION
filed 2010-03-16
CIK 1212545

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
Commission File Number: 001-32550
WESTERN ALLIANCE BANCORPORATION
(Exact Name of Registrant as Specified in Its Charter)

Nevada	88-0365922
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer I.D. Number)

2700 W. Sahara Avenue, Las Vegas, NV (Address of Principal Executive Offices)	89102 (Zip Code)
(702)-248-4200
(Registrant’s telephone number, including area code)
SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of Each Class	Name on Each Exchange in Which Registered

Common Stock, $0.0001 Par Value	New York Stock Exchange
SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act Yes ☐ No ☑
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The aggregate market value of the registrant’s voting stock held by non-affiliates is approximately $495.5 million based on the June 30, 2009 closing price of said stock on the New York Stock Exchange ($6.84 per share).
As of February 28, 2010, 73,005,930 shares of the registrant’s common stock were outstanding.
Portions of the registrant’s definitive proxy statement for its 2010 Annual Meeting of Stockholders are incorporated by reference into Part III of this report.

PART I
Forward-Looking Statements
Certain statements contained in this Annual Report on Form 10-K (“Form 10K”) are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Company intends such forward-looking statements be covered by the safe harbor provisions for forward-looking statements. All statements other than statements of historical fact are “forward-looking statements” for purposes of Federal and State securities laws, including statements that related to or are dependent on estimates or assumptions relating to expectations, beliefs, projections, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts.
The forward-looking statements contained in this Form 10K reflect our current views about future events and financial performance and involve certain risks, uncertainties, assumptions and changes in circumstances that may cause our actual results to differ significantly from historical results and those expressed in any forward-looking statement, including those risks discussed under the heading “Risk Factors” in this 2009 Form 10K. Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements include, among others, the following possibilities: 1) the decline in economic conditions and disruptions to the financial markets around the world; 2) recent legislative and regulatory initiatives, including EESA, ARRA, and the rules and regulations that might be promulgated thereunder; 3) the soundness of other financial institutions with which we do business; 4) our ability to raise capital, attract deposits and borrow from the Federal Home Loan Bank (“FHLB”) and the Federal Reserve (“FRB”); 5) the possibility of asset, including goodwill, write-downs; 6) the effect of fair value accounting on the financial instruments that we hold; 7) defaults on our loan portfolio; 8) changes in management’s estimate of the adequacy of the allowance for credit losses; 9) our ability to recruit and retain qualified employees, especially seasoned relationship bankers; 10) inflation, interest rate, market and monetary fluctuations; 11) changes in gaming or tourism in Las Vegas, Nevada, our primary market area; 12) risks associated with the execution of our business strategy and related costs; 13) increased lending risks associated with our concentration of commercial real estate, construction and land development and commercial and industrial loans; 14) supervisory actions by regulatory agencies which limit our ability to pursue certain growth opportunities; 15) competitive pressures among financial institutions and businesses offering similar products and services; 16) the effects of interest rates and interest rate policy; and 17) other factors affecting the financial services industry generally or the banking industry in particular.
For more information regarding risks that may cause our actual results to differ materially from any forward-looking statements, see “Risk Factors” beginning on page 14. Forward-looking statements speak only as of the date they are made, the Company does not undertake any obligations to update forward-looking statements to reflect circumstances and or events that occur after the date the forward-looking statements are made.
Purpose
The following discussion is designed to provide insight on the financial condition and results of operations of Western Alliance Bancorporation and its subsidiaries. Unless otherwise stated, “the Company or WAL” refers to this consolidated entity and “we” refers to the Company’s Management. This discussion should be read in conjunction with the Company’s Consolidated Financial Statements and notes to the Consolidated Financial Statement, herein referred to as “the Consolidated Financial Statements”. These Consolidated Financial Statements are presented on pages 74 through 124 of this Form 10-K.

ITEM 1. BUSINESS
Organization Structure and Description of Services
Western Alliance Bancorporation, incorporated in the state of Nevada, is a multi-bank holding company headquartered in Las Vegas, Nevada, providing full service banking and related services to locally owned businesses, professional firms, real estate developers and investors, local non-profit organizations, high net worth individuals and other consumers through its subsidiary banks and financial services companies located in Nevada, Arizona, California and Colorado. The Company provides all aspects of commercial and consumer lending and deposit services including cash management and credit card services. In addition, its non-bank subsidiaries offer a broad array of financial products and services aimed at satisfying the needs of small to mid-sized businesses and their proprietors, including trust administration and estate planning, custody and investments and equipment leasing.
WAL has 13 wholly-owned subsidiaries. Bank of Nevada (“BON”) Alliance Bank of Arizona (“ABA”), Torrey Pines Bank (“TPB”), Alta Alliance Bank (“AAB”), First Independent Bank of Nevada (“FIBN”) all of which are banking subsidiaries, Premier Trust, Inc. (“PTI”), a State Chartered Trust Company, Western Alliance Equipment Finance, Inc. (“WAEF”) which provides equipment leasing, and six unconsolidated subsidiaries used as business trusts in connection with issuance of trust-preferred securities as described in Note 10, “Junior Subordinated and Subordinated Debt” beginning on page 107 of this Form 10-K. In addition, in July 2007, WAL made an 80 percent interest investment in Shine Investment Advisory Services Inc. (“Shine”), a registered investment advisor.
Bank Subsidiaries

		Year	Number of
		Founded/	Branch		Total	Net
Bank Name	Headquarter	Acquired	Locations	Location Cities	Assets	Loans	Deposits
					(in millions)
BON (1)	Las Vegas Nevada	1994	12	Las Vegas, North Las Vegas, Henderson, and Mesquite	$2,779.1	$2,004.6	$2,203.8
FIBN	Reno, Nevada	2007	6	Reno, Sparks, Fallon, and Spanish Springs	$517.9	$370.5	$455.4
ABA	Phoenix, Arizona	2003	10	Phoenix, Tucson, Scottsdale, Sedona, Mesa, and Flagstaff	$1,122.9	$728.6	$984.4
TPB	San Diego, CA	2003	7	San Diego, La Mesa, and Carlsbad	$1,161.8	$807.9	$931.4
AAB	Oakland, CA	2006	2	Oakland and Piedmont	$176.3	$102.4	$150.5

(1)
BON commenced operations in 1994 as BankWest of Nevada (“BWN”). In 2006, BWN merged with Nevada First Bank and Bank of Nevada. As part of the mergers, BWN changed its name to BON. BON has two wholly-owned subsidiaries, BW Real Estate, Inc which operates as a real estate investment trust and holds certain of BON’s real estate loans and related securities, and. BW Nevada Holdings, LLC, which owns the Company’s building located at 2700 West Sahara Avenue, Las Vegas, Nevada.

In the third quarter of 2009, the Company announced a strategic cost reduction program, which includes the consolidation of four branch locations in Arizona and Nevada into other nearby branch facilities, operational efficiency enhancements and other cost reduction programs. The Company is also evaluating consolidation of its banking subsidiary charters. The Company expects to see positive net operating results in 2010 from these and other recent efficiency improvement initiatives.
Non-Bank Subsidiaries and Affiliates
In December 2003, WAL acquired PTI located in Las Vegas, Nevada, which provides trust and investment services to businesses, individuals and non-profit entities. PTI has one wholly owned subsidiary, PT Insurance, LLC which is inactive.
WAL acquired Miller/Russell & Associates, Inc. (“MRA”), an Arizona registered investment advisor in 2004. MRA provides investment advisory services to individuals, foundations, retirement plans and corporations. On December 31, 2009, the Company completed the sale of a 75 percent interest in Miller/Russell to certain members of the Miller/Russell management team in exchange for approximately $2.7 million. The purchase price included $600,000 in cash and proceeds from a $2.1 million secured term loan extended by ABA. The transaction closed on December 31, 2009.

The Company provides a full range of banking services, as well as trust and investment advisory services, through its consolidated subsidiaries. Applicable accounting guidance provides for the identification of reportable segments on the basis of discreet business units and their financial information to the extent such units are reviewed by an entity’s chief operating decision maker.
Market Segments
The Company had six reportable operating segments at December 31, 2009. The Company’s reporting segments were modified in the second quarter of 2008 to reflect the way the Company manages and assesses the performance of the business. The Company reports the banking operations on a state-by-state basis rather than on a per bank basis, as was done in the past. The Company also created two new segments to report the asset management and credit card operations.
Previously, the asset management operations were included in “Other” and the credit card operations were included in “Torrey Pines Bank.”
The six reportable operating segments are “Nevada” (Bank of Nevada and First Independent Bank of Nevada), “Arizona” (Alliance Bank of Arizona), “California” (Torrey Pines Bank and Alta Alliance Bank), “Asset Management” (Miller/Russell, Premier Trust and Shine), “Credit Card Services” (PartnersFirst) and “Other” (Western Alliance Bancorporation holding company and the Company’s Equipment Leasing unit). Prior period balances were reclassified to reflect the change.
The accounting policies of the reported segments are the same as those of the Company as described in Note 1. “Nature of Business and Summary of Significant Accounting Policies” beginning on page 80. Transactions between segments consisted primarily of borrowings and loan participations. All intercompany transactions are eliminated for reporting consolidated results of operations. Loan participations are recorded at par value with no resulting gain or loss. The Company allocated centrally-provided services to the operating segments based upon estimated usage of those services. Please refer to Note 20, “Segments” in our Consolidated Financial Statements for financial information regarding segment reporting beginning on page 121.
The state-by-state bank and credit card segments derive a majority of their revenues from net interest income generated from quality loan growth offset by deposit costs. The Company’s chief executive officer relies primarily on the success of loan and deposit growth while maintaining net interest margin and net profits from these efforts to assess the performance of these segments. The asset management segment derives a majority of its revenue from fees based on assets under management. The Company’s chief executive officer relies primarily on fees and managed assets when assessing the performance of and allocating resources to this segment
Nevada Segment
The Nevada banking operations include Bank of Nevada, a Nevada-chartered commercial bank headquartered in Las Vegas, Nevada and First Independent Bank of Nevada, a Nevada-chartered commercial bank headquartered in Reno, Nevada.
Arizona Segment
The Arizona banking operations include Alliance Bank of Arizona, an Arizona-chartered commercial bank headquartered in Phoenix, Arizona.
California Segment
The California banking operations includes Torrey Pines Bank, a California-chartered commercial bank headquartered in San Diego, California, and Alta Alliance Bank, a California-chartered commercial bank headquartered in Oakland, California.
Asset Management Segment
Our asset management operating segment included the former Miller/Russell & Associates, Inc., Shine Investment Advisory Services, Inc., and Premier Trust, Inc., all of which offer investment advisory services to businesses, individuals, and non-profit entities. Other services offered include wealth management services such as trust administration of personal and retirement accounts, estate and financial planning, custody services and other investments. As of December 31, 2009, the asset management operating segment had $1.7 billion in total assets under management and $518.5 million in total trust assets. The asset management operating segment had offices in Phoenix, Arizona; Las Vegas, Nevada; and Lone Tree, Colorado.
Credit Card Services Segment
The credit card services segment consists of PartnersFirst Affinity Services (“PartnersFirst”), a division of Torrey Pines Bank. PartnersFirst focuses on affinity credit card marketing using an innovative model and approach. As of December 31, 2009, it had $50.2 million in credit card loans outstanding.

Other
The other segment consists of the holding company, Western Alliance Bancorporation and Western Alliance Equipment Finance, Inc., which generates equipment leasing and loan transactions for the Company’s banking subsidiaries and provides administrative support services for these transactions.
Lending Activities
Through its banking segments, the Company provides a variety of financial services to customers, including commercial and residential real estate loans, construction and land development loans, commercial loans, and consumer loans. The Company’s lending has focused primarily on meeting the needs of business customers. Loans to business comprised 84.1% and 83.9% of the total loan portfolio at December 31, 2009 and 2008, respectively.
Commercial Real Estate (”CRE”): Loans to finance the purchase of CRE and loans to finance inventory and working capital that are additionally secured by CRE make up the majority of our loan portfolio. These CRE loans are secured by apartment buildings, professional offices, industrial facilities, retail centers and other commercial properties. As of December 31, 2009 and 2008, 53.9% and 58.1% of our CRE loans were owner-occupied.
Construction and Land Development: Construction and land development loans include industrial/warehouse properties, office buildings, retail centers, medical facilities, restaurants and single-family homes. These loans are primarily originated to experienced local developers with whom the Company has a satisfactory lending history. An analysis of each construction project is performed as part of the underwriting process to determine whether the type of property, location, construction costs and contingency funds are appropriate and adequate. Loans to finance commercial raw land are primarily to borrowers who plan to initiate active development of the property within two years.
Commercial and Industrial: Commercial and industrial loans include working capital lines of credit, inventory and accounts receivable lines, equipment loans and other commercial loans. Commercial loans are primarily originated to small and medium-sized businesses in a wide variety of industries. ABA is designated a “Preferred Lender” in Arizona with the Small Business Association (“SBA”) under its “Preferred Lender Program.”
Residential Real Estate: We originate residential mortgage loans secured by one to four single family properties, the majority of which serve as the primary residence of the borrower. These loans generally result from relationships with existing or past customers, members of our local community, and referrals from realtors, attorneys and builders.
Consumer: A variety of consumer loan types are offered to meet customer demand and to respond to community needs. Consumer loans are generally offered at a higher rate and shorter term than residential mortgages. Examples of our consumer loans include: home equity loans and lines of credit; home improvement loans; credit card loans; new and used automobile loans; and personal lines of credit.
As of December 31, 2009, our loan portfolio totaled $4.1 billion, or approximately 70.9% of our total assets. The following table sets forth the composition of our loan portfolio as of December 31, 2009 and 2008.

	December 31,
	2009		2008
	Amount	Percent	Amount	Percent
	(dollars in thousands)
Commercial real estate-owner occupied	$1,091,363	26.7%	$1,024,947	25.0%
Commercial real estate-non-owner	933,261	22.7%	738,445	17.9%
Commercial and industrial	802,193	19.5%	860,280	21.0%
Construction and land development	623,198	15.2%	820,874	20.0%
Residential real estate	568,319	13.9%	589,196	14.4%
Consumer	80,300	2.0%	71,148	1.7%

Total loans	4,098,634	100.0%	4,104,890	100.0%

Net deferred fees and unearned income	(18,995)		(9,179)

Total loans, net of deferred loan fees	$4,079,639		$4,095,711

For additional information concerning loans, refer to Note 4, “Loans, Leases and Allowance for Credit Losses” of the Consolidated Financial Statements or see the “Management Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Loans” discussion beginning on page 36.
General
The Company adheres to a specific set of credit standards across our bank subsidiaries that ensure the proper management of credit risk. Furthermore, our holding company’s management team plays an active role in monitoring compliance with such standards by our banks.

Loan originations are subject to a process that includes the credit evaluation of borrowers, established lending limits, analysis of collateral, and procedures for continual monitoring and identification of credit deterioration. Loan officers actively monitor their individual credit relationships in order to report suspected risks and potential downgrades as early as possible. The respective boards of directors of each of our banking subsidiaries establish their own loan policies, as well as loan limit authorizations. Except for variances to reflect unique aspects of state law and local market conditions, our lending policies generally incorporate consistent underwriting standards. The Company monitors all changes to each respective bank’s loan policy to ensure this philosophy. Our credit culture has helped us to identify troubled credits early, allowing us to take corrective action when necessary.
Loan Approval Procedures and Authority
Our loan approval procedures are executed through a tiered loan limit authorization process, which is structured as follows:
•
Individual Authorities. The chief credit officer (“CCO”) of each subsidiary bank sets the authorization levels for individual loan officers on a case-by-case basis. Generally, the more experienced a loan officer, the higher the authorization level. The maximum approval authority for a loan officer is $2.0 million for real estate secured loans and $750,000 for other loans.

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

•
Credit Administration. Credits in excess of the Management Loan Committee authority are submitted by the bank subsidiary to Western Alliance’s Credit Administration (“WACA”). WACA consists of the CCOs of Western Alliance and Bank of Nevada. WACA has approval authority up to established house concentration limits which range from $10 million to $35 million, depending on quality risk rating.

•
Board of Directors Oversight. The chief executive officer (“CEO”) of Western Alliance Bancorporation acting with the Chairman of the Board of Directors of Bank of Nevada has approval authority up to the bank’s legal lending limit.

Our credit administration department works independent of loan production.
Loans to One Borrower. In addition to the limits set forth above, state banking law generally limits the amount of funds that a bank may lend to a single borrower. Under Nevada law, the combination of investments in private securities and total amount of outstanding loans that a bank may make to a single borrower generally may not exceed 25% of stockholders’ tangible equity. Under Arizona law, the obligations of one borrower to a bank may not exceed 20% of the bank’s capital, plus an additional 10% of its capital if the additional amounts are fully secured by readily marketable collateral. Under California law, the unsecured obligations of any one borrower to a bank generally may not exceed 15% of the sum of the bank’s shareholders’ equity, allowance for loan losses, capital notes and debentures; and the secured and unsecured obligations of any one borrower to a bank generally may not exceed 25% of the sum of the bank’s shareholders’ equity, allowance for loan losses, capital notes and debentures.
Concentrations of Credit Risk. Our lending policies also establish customer and product concentration limits to control single customer and product exposures. Our lending policies have several different measures to limit concentration exposures. Set forth below are the primary segmentation limits and actual measures as of December 31, 2009:

	Percent of Total Capital		Percent of Total Loans
	Policy Limit	Actual	Policy Limit	Actual

Commercial Real Estate — Term	350%	305%	65%	50%
Construction	140	92	30	15
Commercial and Industrial	225	118	30	19
Residential Real Estate	125	85	65	14
Consumer	25	12	15	2

Asset Quality
General
To measure asset quality, the Company has instituted a loan grading system consisting of nine different categories. The first five are considered “satisfactory.” The other four grades range from a “watch” category to a “loss” category and are consistent with the grading systems used by Federal banking regulators. All loans are assigned a credit risk grade at the time they are made, and each originating loan officer reviews the credit with his or her immediate supervisor on a quarterly basis to determine whether a change in the credit risk grade is warranted. In addition, the grading of our loan portfolio is reviewed, at minimum, annually by an external, independent loan review firm.
Collection Procedure
If a borrower fails to make a scheduled payment on a loan, the bank attempts to remedy the deficiency by contacting the borrower and seeking payment. Contacts generally are made within 15 business days after the payment becomes past due. Bank of Nevada, Alliance Bank of Arizona and Torrey Pines Bank each maintain a Special Assets Department, which generally services and collects loans rated substandard or worse. Due to a smaller volume of classified loans, Alta Alliance Bank and First Independent Bank of Nevada have collection of classified loans supervised by a senior executive. Each bank’s CCO is responsible for monitoring activity that may indicate an increased risk rating, such as past-dues, overdrafts, loan agreement covenant defaults, etc. All charge-offs in excess of $25,000 require the formal review of each bank’s respective board of directors. Loans deemed uncollectible are proposed for charge-off at each respective bank’s board meeting.
Nonperforming Assets
Nonperforming assets include loans past due 90 days or more and still accruing interest, nonaccrual loans, restructured loans, and other repossessed assets including other real estate owned (“OREO”). In general, loans are placed on nonaccrual status when we determine timely recognition of interest to be in doubt due to the borrower’s financial condition and collection efforts. Restructured loans have modified terms to reduce either principal or interest due to deterioration in the borrower’s financial condition. Other repossessed assets resulted from loans where we have received title or physical possession of the borrower’s assets. The Company attempts to sell these assets, which has resulted in losses on repossessed assets of $21.3 million and $0.7 million for the years ended December 31, 2009 and 2008, respectively. These losses may continue in future periods.
Criticized Assets
Federal regulations require that each insured bank classify its assets on a regular basis. In addition, in connection with examinations of insured institutions, examiners have authority to identify problem assets, and, if appropriate, classify them. Loan grades six through nine of our loan grading system are utilized to identify potential problem assets.
The following describes the potential problem assets in our loan grading system:
•
“Watch List/Special Mention.” Generally these are assets that require more than normal management attention. These loans may involve borrowers with adverse financial trends, higher debt to equity ratios, or weaker liquidity positions, but not to the degree of being considered a “problem loan” where risk of loss may be apparent. Loans in this category are usually performing as agreed, although there may be some minor non-compliance with financial covenants.

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

•
“Loss.” These assets are considered uncollectible, and of such little value that their continuance as assets is not warranted. This classification does not mean that the loan has absolutely no recovery or salvage value, but rather that it is not practicable or desirable to defer writing off the asset, even though partial recovery may be achieved in the future.

Allowance for Credit Losses
Like other financial institutions, the Company must maintain an adequate allowance for credit losses. The allowance for credit losses is established through a provision for credit losses charged to expense. Loans are charged against the allowance for credit losses when Management believes that collectability of the contractual principal or interest is unlikely. Subsequent recoveries, if any, are credited to the allowance. The allowance is an amount believed adequate to absorb probable losses on existing loans that may become uncollectable, based on evaluation of the collectability of loans and prior credit loss experience, together with the other factors noted earlier. For a detailed discussion of the Company’s methodology see “Management’s Discussion and Analysis and Financial Condition — Critical Accounting Policies — Allowance for Credit Losses” beginning on page 47.
Investment Activities
Each of our banking subsidiaries has its own investment policy, which is approved by each respective bank’s board of directors. These policies dictate that investment decisions will be made based on the safety of the investment, liquidity requirements, potential returns, cash flow targets, and consistency with our interest rate risk management. Each bank’s chief financial officer (“CFO”) is responsible for making securities portfolio decisions in accordance with established policies. The CFO has the authority to purchase and sell securities within specified guidelines established by the Company’s accounting and investment policies. All transactions for a specific bank are reviewed by that bank’s asset and liability management committee or board of directors.
Based on changes to the policies made in 2008, our banks’ investment policies generally limit securities investments to cash and cash equivalents, which includes short-term investments with a duration of less than 180 days issued by companies rated “A” or better; securities backed by the full faith and credit of the U.S. government, including U.S. treasury bills, notes, and bonds, and direct obligations of Ginnie Mae (and may in the future encompass certain securities associated with the TARP program); mortgage-backed securities (“MBS”) or collateralized mortgage obligations (“CMO”) issued by a government-sponsored enterprise (“GSE”) such as Fannie Mae, Freddie Mac, or Ginnie Mae; municipal securities with a rating of “AAA,” and mandatory purchases of equity securities of the FRB and FHLB.
The Company no longer purchases (although we may continue to hold previously acquired) collateralized debt obligations, adjustable rate preferred securities, or private label collateralized mortgage obligations. Our policies also govern the use of derivatives, and provide that the Company and its banking subsidiaries are to prudently use derivatives as a risk management tool to reduce the Bank’s overall exposure to interest rate risk, and not for speculative purposes.
All of our investment securities are classified as available-for-sale (“AFS”), held-to-maturity (“HTM”) or measured at fair value (“trading”) pursuant to Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 320, “Investments” and FASB ASC Topic 825, “Financial Instruments”. Available-for -sale securities are reported at fair value in accordance with FASB Topic 820, “Fair Value Measurements and Disclosures.” For additional information regarding the Company’s accounting policy for investment securities see, “Management’s Discussion and Analysis of Financial Condition — Critical Accounting Policies — Investment Securities” beginning on page 47.

As of December 31, 2009, the Company had an investment securities portfolio of $810.8 million, representing approximately 14.1% of our total assets, with the majority of the portfolio invested in AAA-rated securities. The average duration of our investment securities is 5.0 years as of December 31, 2009. The following table summarizes the investment securities portfolio as of December 31, 2009 and 2008.

	December 31,
	2009		2008
	Amount	Percent	Amount	Percent
	(dollars in millions)

Direct obligation and GSE residential mortgage-backed	$655.1	80.8%	$436.8	77.3%
Private label residential mortgage-backed	18.2	2.2%	38.4	6.8%
U.S. Treasury securities	0.0	0.0%	8.2	1.5%
U.S. Government sponsored agency securities	2.5	0.3%	2.5	0.4%
Adjustable rate preferred stock	18.3	2.3%	27.7	4.9%
Trust preferred securities	22.0	2.7%	16.3	2.9%
Municipal obligations	5.4	0.7%	19.0	3.4%
Collateralized debt obligations	0.9	0.1%	1.2	0.2%
FDIC guaranteed corporate bonds	71.2	8.8%	0.0	0.0%
Other	17.2	2.1%	15.3	2.7%

Total	$810.8	100.0%	$565.4	100.0%

As of December 31, 2009 and 2008, the Company had an investment in bank-owned life insurance (“BOLI”) of $92.5 million and $90.7 million, respectively. The BOLI was purchased to help offset employee benefit costs. For additional information concerning investments, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Investments.”
Deposit Products
The Company offers a variety of deposit products including checking accounts, savings accounts, money market accounts and other types of deposit accounts, including fixed-rate, fixed maturity retail certificates of deposit. The Company has historically focused on growing its lower cost core customer deposits. As of December 31, 2009, the deposit portfolio was comprised of 24.5% non-interest bearing deposits and 75.5% interest-bearing deposits.
Noninterest bearing deposits consist of non-interest bearing checking. The Company considers these deposits to be core deposits.
The competition for deposits in our markets is fierce. The Company has historically been successful in attracting and retaining deposits due to several factors, including (1) the high level of customer service we provide; (2) our experienced relationship bankers who have strong relationships within their communities; (3) the broad selection of cash management services we offer; (4) competitive pricing on earnings credits paid for deposits; and (5) the ability to leverage our multiple bank charters to provide extended federal deposit insurance. The Company intends to continue its focus on attracting deposits from our business lending relationships in order to maintain low cost of funds and improve net interest margin. The loss of low-cost deposits could negatively impact future profitability.
Deposit balances are generally influenced by national and local economic conditions, changes in prevailing interest rates, internal pricing decisions, perceived stability of financial institutions and competition. The Company’s deposits are primarily obtained from communities surrounding our branch offices. In order to attract and retain quality deposits, we rely on providing quality service and introducing new products and services that meet the needs of customers.
The Company’s deposit rates are determined by each individual bank through an internal oversight process under the direction of its asset and liability committee. The banks consider a number of factors when determining deposit rates, including:
•	current and projected national and local economic conditions and the outlook for interest rates;
•	local competition;
•	loan and deposit positions and forecasts, including any concentrations in either; and
•	FHLB and FRB advance rates and rates charged on other funding sources.

The following table shows our deposit composition:

	December 31,
	2009		2008
	Amount	Percent	Amount	Percent
	(dollars in thousands)
Non-interest bearing demand	$1,157.013	24.5%	$1,010,625	27.7%
Interest-bearing demand	362,682	7.7%	253,529	6.9%
Savings and money market	1,752,450	37.1%	1,351,502	37.0%
Time certificates of $100,000 or more	1,205,162	18.8%	638,806	17.5%
Other time deposits	244,795	11.9%	397,804	10.9%

Total deposits	$4,722,102	100.0%	$3,652,266	100.0%

In addition to our deposit base, we have access to other sources of funding, including FHLB and FRB advances, repurchase agreements and unsecured lines of credit with other financial institutions. Additionally, in the past, we have accessed the capital markets through trust preferred offerings. For additional information concerning our deposits see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Balance Sheet Analysis — Deposits” beginning on page 42.
Financial Products and Services
In addition to traditional commercial banking activities, the Company offers other financial services to customers, including: internet banking, wire transfers, electronic bill payment, lock box services, courier, and cash management services.
Through the Asset Management segment, the Company offers asset allocation and investment advisory services, wealth management services including trust administration of personal and retirement accounts, estate and financial planning, and custody services.
Customer, Product and Geographic Concentrations
Approximately 64.6% of the loan portfolio at December 31, 2009 consisted of commercial real estate secured loans, including commercial real estate loans and construction and land development loans. The Company’s business is concentrated in the Las Vegas, San Diego, Tucson, Phoenix, Reno and Oakland metropolitan areas. Consequently, the Company is dependent on the trends of these regional economies. The Company is not dependent upon any single or limited number of customers, the loss of which would have a material adverse effect on the Company. No material portion of the Company’s business is seasonal.
Acquisitions
In February 2009, BON was selected to acquire the deposits and certain assets of a failed institution in Nevada. See “Recent Developments and Company Response” beginning on page 12 for further detailed information.
Foreign Operations
The Company has no foreign operations. The bank subsidiaries occasionally provide loans, letters of credit and other trade-related services to commercial enterprises that conduct business outside the United States.
Competition
The banking and financial services industries in our market areas remain highly competitive despite the recent economic downturn. Many of our competitors are much larger in total assets and capitalization, have greater access to capital markets, and offer a broader range of financial services than we can offer.
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
Employees
As of December 31, 2009, the Company had 930 full-time equivalent employees. The Company’s employees are not represented by a union or covered by a collective bargaining agreement. Management believes that its employee relations are good.
Recent Developments and Company Response
The global and U.S. economies, and the economies of the local communities in which we operate, experienced a rapid decline in 2008. The financial markets and the financial services industry in particular suffered unprecedented disruption, causing many major institutions to fail or require government intervention to avoid failure. These conditions were brought about largely by the erosion of U.S. and global credit markets, including a significant and rapid deterioration of the mortgage lending and related real estate markets. Despite these conditions, in 2009 we continued to grow net interest income to $202.3 million, up 3.7% from $194.9 million in 2008. However, as with many financial institutions, we suffered losses resulting primarily from significant provisions for credit losses, and write-downs of securities holdings and goodwill.
The United States, state and foreign governments have taken extraordinary actions in an attempt to deal with the worldwide financial crisis and the severe decline in the economy. In the United States, the federal government has adopted the Emergency Economic Stabilization Act of 2008 (enacted on October 3, 2008) and the American Recovery and Reinvestment Act of 2009 (enacted on February 17, 2009). Among other matters, these laws:
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
During 2008, the Company took advantage of TARP to raise new capital and strengthen its balance sheet. This capital, and capital that was raised in 2009 from private investors, provides us with the flexibility to take advantage of opportunities that may arise out of the current disruption in the financial institution market.
The Company’s Bank of Nevada subsidiary was notified by banking regulators that its operations and activities will be subject to additional informal supervisory oversight in the form of a Memorandum of Understanding following their September 30, 2008 examination of the bank. During the fourth quarter 2008, the Bank of Nevada board of directors formed a regulatory oversight committee to ensure timely and complete resolution to all issues raised during its regulatory examination. Since that time, the regulatory oversight committee has met on average no less than monthly. During 2009, management of Bank of Nevada, under the supervision of the regulatory oversight committee, has completed the following: (a) revised the policy for allowance for loan and lease losses, (b) adopted a written model governance process for measuring, monitoring, controlling and reporting loan and investment portfolio risks, and (c) revised its policy on asset liability management, with guidelines for interest rate risk modeling, monitoring results for adherence to board risk tolerances, and guidelines for periodic validation and back testing. The bank has adopted a three year strategic plan to be updated annually. The bank has further adopted formal written plans to: (1) improve loan underwriting and administration, (2) manage delinquent and non-performing loans, (3) reduce loan concentration risks, (4) improve identification of other than temporary impairment within its investment portfolio, and (5) improve liquidity. Each of the above documents has been formally approved by the Bank of Nevada board of directors. Additionally, the board of directors expanded oversight and governance by requiring formal quarterly reporting by management on specified topics as part of a standing agenda.

On November 16, 2009, the Federal Deposit Insurance Corporation (“FDIC”) issued a Consent Order with respect to the Company’s Torrey Pines Bank subsidiary. Pursuant to the Order, Torrey Pines Bank has consented to take certain actions to enhance a variety of its policies, procedures and processes regarding management and board oversight, holding company and affiliate transactions, compliance programs with training, monitoring and audit procedures, and risk management. Under the oversight of its Board of Directors, Torrey Pines Bank has taken a number of steps to fully comply with each of the requirements set forth in the Consent Order. Specifically, the bank has enhanced its compliance management system and its policies in the following areas: (a) transactions with affiliates, (b) allowance for credit losses, (c) vendor management, (d) ACH transactions; (e) business continuity planning, (f) remote deposit capture. In addition, the bank has enhanced its monitoring, training and audit procedures, and developed written plans to: (1) maintain Tier 1 capital at no less than 8 percent of the bank’s total assets for the duration of the Order, (2) dispose of large classified assets, (3) reduce and collect delinquent loans, and (4) reduce its commercial real estate loan concentrations, The bank also has adopted a written three-year strategic plan, formulated a written profit plan, and strengthened its information technology programs.
The Company’s Alliance Bank of Arizona subsidiary executed a Memorandum of Understanding with the FDIC and the Arizona Department of Financial Institutions (“DFI”) on November 24, 2009, following examination of the bank by the FDIC and DFI. Pursuant to the Memorandum of Understanding, the board of directors of Alliance Bank of Arizona agreed to take certain actions to enhance a variety of its policies, procedures and processes regarding board oversight and participation, management, asset quality and credit underwriting and administration, concentrations of credit, earnings and capital planning, and violations of laws and regulations. Under the oversight of its Board of Directors, Alliance Bank of Arizona has taken a number of steps to fully comply with each of the requirements set forth in the Memorandum of Understanding. Specifically, the bank has enhanced its methodology for allowance for credit losses, and adopted a comprehensive three year strategic plan. The bank also has adopted formal written plans to: (1) improve loan underwriting and administration, (2) manage delinquent and non-performing loans, and (3) reduce loan concentration risks. In addition, the Board of Directors has increased the frequency of its regular meetings to monthly, and created additional committees to strengthen its oversight of the bank.
The Company has bid from time to time on the purchase of select assets and deposits of such institutions. In February, 2009, Bank of Nevada was selected to acquire the deposits and certain assets of the former Security Savings Bank (Henderson, Nevada). On February 27, 2009 Security Savings Bank was closed by the Nevada Financial Institutions Division, and the FDIC was named receiver. Bank of Nevada agreed to assume all of the failed bank’s deposits, totaling approximately $132 million, excluding brokered deposits. Bank of Nevada paid no premium to acquire the deposits. No loans were acquired in this transaction.
The Company expects to continue evaluating similar failed bank opportunities in the future and, in addition, is pursuing financially sound borrowers whose financing sources are unable to service their current needs as a result of liquidity or other concerns, seeking both their lending and deposits business. Although there can be no assurance that the Company’s efforts will be successful, we are seeking to take advantage of the current disruption in our markets to continue to grow market share, assets and deposits in a prudent fashion, subject to applicable regulatory limitations.
Supervision and Regulation
The Company and its subsidiaries are extensively regulated and supervised under both Federal and State laws. A summary description of the laws and regulations which relate to the Company’s operations are discussed on pages 56 through 71.
Additional Available Information
The Company maintains an Internet website at http://www.westernalliancebancorp.com. The Company makes available its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to such reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and other information related to the Company free of charge, through this site as soon as reasonably practicable after it electronically files those documents with, or otherwise furnishes them to the Securities Exchange Commission (“SEC”). The SEC maintains an internet site, http://www.sec.gov, in which all forms filed electronically may be accessed. The Company’s internet website and the information contained therein are not intended to be incorporated in this Form 10-K.

ITEM IA. RISK FACTORS
Investing in our common stock involves various risks which are specific to the Company. Several of these risks and uncertainties, are discussed below and elsewhere in this report. This listing should not be considered as all-inclusive. These factors represent risks and uncertainties that could have a material adverse effect on our business, results of operations and financial condition. Other risks that we do not know about now, or that we do not believe are significant, could negatively impact our business or the trading price of our securities. In addition to common business risks such as theft, loss of market share and disasters, the Company is subject to special types of risk due to the nature of its business. See additional discussions about credit, interest rate, market and litigation risks in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of this report beginning on page 24 and additional information regarding legislative and regulatory risks in the “Supervision and Regulation” section beginning on page 56.
The Company’s business may be adversely affected by conditions in the financial markets and economic conditions generally
The continued decline in economic conditions and disruptions to financial markets may not improve for the foreseeable future, which could cause the Company to suffer additional operating losses, adversely affect its liquidity position, erode its capital base, or create other business problems. The global and U.S. economies, and the economies of the local communities in which we operate, have experienced a rapid decline, which began in 2008. The financial markets and the financial services industry in particular have suffered unprecedented disruption, causing many major institutions to fail or require government intervention to avoid failure. These conditions were largely the result of the erosion of the U.S. and global credit markets, including a significant and rapid deterioration of the mortgage lending and related real estate markets. As a consequence of the difficult economic environment, we experienced losses, resulting primarily from significant provisions for credit losses, losses on sales of repossessed assets, and substantial impairments of our investment securities and goodwill. Although the Company continued to grow net interest income in 2009, there can be no assurance that the economic conditions that have adversely affected the financial services industry, and the capital, credit and real estate markets generally, will improve in the near term, in which case the Company could continue to experience significant losses and write-downs of assets, and could face capital and liquidity constraints or other business challenges.
The soundness of other financial institutions with which the Company does business could adversely affect us
The financial services industry and the securities markets have been materially adversely affected by significant declines in values of almost all asset classes and by extreme lack of liquidity in the capital and credit markets. Financial institutions specifically have been subject to increased volatility and an overall loss in investor confidence.
Financial institutions are interrelated as a result of trading, clearing, counterparty, investment or other relationships. We routinely execute transactions with counterparties in the financial services industry such as commercial banks, brokers and dealers, investment banks and other institutional clients for a range of transactions including loan participations, derivatives and hedging transactions. In addition, we invest in securities or loans originated or issued by financial institutions or supported by the loans they originate. Recent defaults by financial services institutions, and even rumors or questions about one or more financial services institutions or the financial services industry in general, have led to market-wide liquidity problems and could lead to losses or defaults by the Company or other institutions. Many of these transactions expose us to credit or investment risk in the event of default by our counterparty. In addition, our credit risk may be exacerbated if the collateral we hold cannot be realized or is liquidated at prices not sufficient to recover the full amount of the loan or other exposure to us. We have taken significant impairments or write-downs in our securities portfolio and have suffered periodic gains or losses on other investments under mark to market accounting treatment. We could incur additional losses to our securities portfolio in the future as a result of these issues. These types of losses may have a material adverse effect on our business, financial condition or results of operation.
Our current primary market area is substantially dependent on gaming and tourism revenue, and the downturn in the gaming and tourism industries has hurt our business and our prospects
Our business is currently concentrated in the Las Vegas metropolitan area. The economy of the Las Vegas metropolitan area is unique in the United States for its level of dependence on services and industries related to gaming and tourism. Although we have no substantial customer relationships in the gaming and tourism industries, the downturn in the Las Vegas economy has adversely affected our customers, and has resulted in an increase in loan delinquencies and foreclosures, a reduction in the demand for some of our products and services, and a reduction of the value of our collateral for loans, which has adversely affected our business, financial condition, results of operations and prospects.
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

The Company is highly dependent on real estate and events that negatively impact the real estate market hurt our business
The Company is located in areas in which economic growth is largely dependent on the real estate market, and a significant portion of our loan portfolio is dependent on real estate. As of December 31, 2009, real estate related loans accounted for a significant percentage of total loans. Real estate values have been declining in our markets, in some cases in a material and even dramatic fashion, which affects collateral values and has resulted in increased provisions for loan losses. We expect the weakness in these portions of our loan portfolio to continue well into 2010. Accordingly, it is anticipated that our nonperforming asset and charge-off levels will remain elevated.
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
The Company’s high concentration of commercial real estate, construction and land development and commercial, industrial loans expose us to increased lending risks
Commercial real estate, construction and land development and commercial and industrial loans, comprise a significant percentage of the total loan portfolio as of December 31, 2009, and expose the Company to a greater risk of loss than residential real estate and consumer loans, which comprised a smaller percentage of the total loan portfolio at December 31, 2009. Commercial real estate and land development loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to residential loans. Consequently, an adverse development with respect to one commercial loan or one credit relationship exposes us to a significantly greater risk of loss compared to an adverse development with respect to one residential mortgage loan.
Credit losses are inherent in the business of making loans and could have a material adverse effect on our operating results. We make various assumptions and judgments about the collectability of our loan portfolio and provide an allowance for estimated credit losses based on a number of factors. Management believes that the allowance for credit losses is adequate. However, if assumptions or judgments are wrong, the allowance for credit losses may not be sufficient to cover actual credit losses. The Company may have to increase the allowance in the future in response to the request of one of our primary banking regulators, to adjust for changing conditions and assumptions, or as a result of any deterioration in the quality of the loan portfolio. The actual amount of future provisions for credit losses cannot be determined at this time and may vary from the amounts of past provisions.
The Company’s financial instruments expose it to certain market risks and may increase the volatility of reported earnings
The Company maintains certain financial instruments at measured at fair value. For those financial instruments measured at fair value, the Company is required to recognize the changes in the fair value of such instruments in earnings. Therefore, any increases or decreases in the fair value of these financial instruments have a corresponding impact on reported earnings. Fair value can be affected by a variety of factors, many of which are beyond our control, including our credit position, interest rate volatility, volatility in capital markets and other economic factors. Accordingly, our earnings are subject to mark-to-market risk and the application of fair value accounting may cause our earnings to be more volatile than would be suggested by our underlying performance.
If the Company lost a significant portion of its low-cost deposits, it could negatively impact our liquidity and profitability.
The Company’s profitability depends in part on successfully attracting and retaining a stable base of low-cost deposits. While we generally do not believe these core deposits are sensitive to interest rate fluctuations, the competition for these deposits in our markets is strong and customers are increasingly seeking investments that are safe, including the purchase of U.S. Treasury securities and other government-guaranteed obligations, as well as the establishment of accounts at the largest, most-well capitalized banks. If the Company were to lose a significant portion of its low-cost deposits, it would negatively impact its liquidity and profitability.

The Company is reliant on borrowings from the FHLB and the FRB, and there can be no assurance these programs will continue in their current manner
As pressure on retaining and obtaining deposits has increased, the Company has been reliant on borrowings from the FHLB of San Francisco and the FRB. The amount loaned to the Company is generally dependent on the value of the Company’s collateral pledged to these entities. These lenders could reduce the borrowing capacity of the Company or eliminate certain types of collateral and could otherwise modify or even terminate its loan programs. In this regard, the FHLB of San Francisco suspended dividend payments in the fourth quarter of 2008. Any change or termination would have an adverse affect on the Company’s liquidity and profitability.
A decline in the Company’s stock price or expected future cash flows, or a material adverse change in our results of operations or prospects, could result in further impairment of our goodwill
A further significant and sustained decline in our stock price and market capitalization, a significant decline in our expected future cash flows, a significant adverse change in the business climate or slower growth rates could result in additional impairment of our goodwill. If we were to conclude that a future write-down of our goodwill is necessary, then we would record the appropriate charge, which could be materially adverse to our operating results and financial position. For further discussion, see Note 6, “Goodwill and Other Intangible Assets” in the notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K.
Any reduction in the Company’s credit rating could increase the cost of funding from the capital markets
The major rating agencies regularly evaluate the Company and their ratings of its long-term debt based on a number of factors, including its financial strength as well as factors not entirely within our control, including conditions affecting the financial services industry generally. In light of the difficulties in the financial services industry and the housing and financial markets, there can be no assurance that the Company will not be subject to credit downgrades. Credit ratings measure a company’s ability to repay its obligations and directly affect the cost and availability to that company of unsecured financing. Downgrades could adversely affect the cost and other terms upon which we are able to obtain funding and increase our cost of capital.
The Company’s expansion strategy may not prove to be successful and our market value and profitability may suffer
The Company continually evaluates expansion through acquisitions of banks, selected assets or deposits of failed or distressed banks, the organization of new banks and the expansion of our existing banks through establishment of new branches. Any future acquisitions will be accompanied by the risks commonly encountered in acquisitions. These risks include, among other things: 1) difficulty of integrating the operations and personnel; 2) potential disruption of our ongoing business; and 3) inability of our management to maximize our financial and strategic position by the successful implementation of uniform product offerings and the incorporation of uniform technology into our product offerings and control systems.
The recent crisis also revealed and caused risks that are unique to acquisitions of financial institutions and banks, and that are difficult to assess, including the risk that the acquired institution has troubled, illiquid, or bad assets or an unstable base of deposits or assets under management. The Company expects that competition for suitable acquisition candidates may be significant. We may compete with other banks or financial service companies with similar acquisition strategies, many of which are larger and have greater financial and other resources. The Company cannot assure you that we will be able to successfully identify and acquire suitable acquisition targets on acceptable terms and conditions.
In addition to the acquisition of existing financial institutions, the Company may consider the organization of new banks in new market areas. We do not have any current plans to organize a new bank. Any acquisition or organization of a new bank carries with it numerous risks, including the following:
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
The Company cannot provide any assurance that it will be successful in overcoming these risks or any other problems encountered in connection with acquisitions and the organization of new banks. The Company’s inability to overcome these risks could have an adverse effect on the achievement of our business strategy and maintenance of our market value.

The Company may not be able to control costs and its business, financial condition, results of operations and prospects could suffer
Our ability to manage our business successfully will depend in part on our ability to maintain low-cost deposits and to control operating costs. If the Company is not able to efficiently manage our costs, results of operations could suffer.
The Company may be forced to divert resources from maintaining and growing existing businesses and client relationships, which could cause us to experience a material adverse effect.
The Company’s future success will depend on the ability of officers and other key employees to continue to implement and improve operational, credit, financial, management and other internal risk controls and processes, and improve reporting systems and procedures, while at the same time maintaining and growing existing businesses and client relationships. We may not successfully implement such improvements in an efficient or timely manner and may discover deficiencies in existing systems and controls. Such activities would divert management from maintaining and growing our existing businesses and client relationships and could require us to incur additional expenditures to expand our administrative and operational infrastructure. If we are unable to improve our controls and processes, or our reporting systems and procedures, we may experience compliance and operational problems or incur additional expenditures beyond current projections, any one of which could adversely affect our financial results.
The Company’s future success will depend on our ability to compete effectively in a highly competitive market.
The Company faces substantial competition in all phases of our operations from a variety of different competitors. Our competitors, including commercial banks, community banks, savings and loan associations, mutual savings banks, credit unions, consumer finance companies, insurance companies, securities dealers, brokers, mortgage bankers, investment advisors, money market mutual funds and other financial institutions, compete with lending and deposit-gathering services offered by us. Increased competition in our markets may result in reduced loans and deposits.
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
Some of the financial services organizations with which we compete are not subject to the same degree of regulation as is imposed on bank holding companies and federally insured depository institutions. As a result, these non-bank competitors have certain advantages over us in accessing funding and in providing various services. The banking business in our primary market areas is very competitive, and the level of competition facing us may increase further, which may limit our asset growth and financial results.
The success of the Company is dependent upon its ability to recruit and retain qualified employees especially seasoned relationship bankers
The Company’s business plan includes and is dependent upon hiring and retaining highly qualified and motivated executives and employees at every level. In particular, our relative success to date has been partly the result of our management’s ability to seek and retain highly qualified relationship bankers that have long-standing relationships in their communities. These professionals bring with them valuable customer relationships and have been an integral part of our ability to attract deposits and to expand our market areas. Our declining stock price and new government limits on employee compensation for TARP recipients could make it more difficult to recruit and retain people. From time to time, the Company recruits or utilizes the services of employees who are subject to the limitations on their ability to use confidential information of a prior employer, to freely compete with that employer, or to solicit customers of that employer. If the Company is unable to hire or retain qualified employees it may not be able to successfully execute its business strategy. If the Company is found to have violated any nonsolicitation or other restrictions applicable to it or its employees, the Company or its employee could become subject to litigation or other proceedings.
The limitations on bonuses, retention awards and incentive compensation contained in ARRA may adversely affect the Company’s ability to retain its highest performing employees
Competition for qualified personnel in the banking industry is intense and there are a limited number of persons both knowledgeable and experienced in our industry. The process of recruiting personnel with the combination of skills and attributes required to carry out the Company’s strategic initiatives is often lengthy. In addition, for so long as any equity or debt securities that were issued to the Treasury under TARP remain outstanding, ARRA restricts bonuses, retention awards and other compensation payable to an institution’s senior executive officers and certain other highly paid employees. It is possible that the Company may be unable to create a compensation structure that permits us to retain our highest performing employees or recruit additional employees, especially if we are competing against institutions that are not subject to the same restrictions. If this were to occur, our business and results of operations could be materially adversely affected.

The Company would be harmed if it lost the services of any of its senior management team or senior relationship bankers
We believe that our success to date has been substantially dependent on our senior management team, which includes Robert Sarver, our Chairman, President and Chief Executive Officer, Dale Gibbons, our Chief Financial Officer, Bruce Hendricks, Chief Executive Officer of Bank of Nevada, James Lundy, President and Chief Executive Officer of Alliance Bank of Arizona, Gerald Cady, President and Chief Operating Officer of Bank of Nevada and Chief Executive Officer of Torrey Pines Bank, James DeVolld, President and Chief Executive Officer of First Independent Bank of Nevada, and certain of our senior relationship bankers. We also believe that our prospects for success in the future are dependent on retaining our senior management team and senior relationship bankers. In addition to their skills and experience as bankers, these persons provide us with extensive community ties upon which our competitive strategy is based. Our ability to retain these persons may be hindered by the fact that we have not entered into employment agreements with any of them. The loss of the services of any of these persons, particularly Mr. Sarver, could have an adverse effect on our business if we cannot replace them with equally qualified persons who are also familiar with our market areas. See also “The limitations on bonuses, retention awards and incentive compensation contained in ARRA may adversely affect our ability to retain our highest performing employees.”
Mr. Sarver’s involvement in outside business interests requires substantial time and attention and may adversely affect the Company’s ability to achieve its strategic plan
Mr. Sarver joined the Company in December 2002 and is an integral part of our business. He has substantial business interests that are unrelated to us, including his position as managing partner of the Phoenix Suns National Basketball Association franchise. Mr. Sarver’s other business interests demand significant time commitments, the intensity of which may vary throughout the year. Mr. Sarver’s other commitments may reduce the amount of time he has available to devote to our business. We believe that Mr. Sarver spends the substantial majority of his business time on matters related to our company. However, a significant reduction in the amount of time Mr. Sarver devotes to our business may adversely affect our ability to achieve our strategic plan.
Terrorist attacks and threats of war or actual war may impact all aspects of our operations, revenues, costs and stock price in unpredictable ways
Terrorist attacks in the United States, as well as future events occurring in response or in connection to them including, without limitation, future terrorist attacks against United States targets, rumors or threats of war, actual conflicts involving the United States or its allies or military or trade disruptions, may impact our operations. Any of these events could cause consumer confidence and savings to decrease or result in increased volatility in the United States and worldwide financial markets and economy. Any of these occurrences could have an adverse impact on the Company’s operating results, revenues and costs and may result in the volatility of the market price for our common stock and impair its future price.
If the real estate investment trust (“REIT”) affiliate fails to qualify as a REIT, we may be subject to a higher consolidated effective tax rate
The Company holds certain commercial real estate loans, residential real estate loans and other loans in a real estate investment trust through its wholly owned subsidiary, Bank of Nevada. Qualification as a REIT involves application of specific provisions of the Internal Revenue Code relating to various assets. If the REIT fails to meet any of the required provisions for REITs, or there are changes in tax laws or interpretations thereof, it could no longer qualify as a REIT and the resulting tax consequences would increase our effective tax rate or cause us to have a tax liability for prior years.
The Company does not anticipate paying dividends on our common stock. As a result, an increase in the price of our common stock may be an investor’s sole source of gains in the future
The Company has never paid a cash dividend, and does not anticipate paying a cash dividend in the foreseeable future. Further, the Company cannot pay dividends for so long as the Series A Preferred Stock that we issued to the Treasury is outstanding. As a result, investors may only receive a return on their investment in the common stock if the market price of the common stock increases over their purchase price.
The business may be adversely affected by internet fraud
The Company is inherently exposed to many types of operational risk, including those caused by the use of computer, internet and telecommunications systems. These risks may manifest themselves in the form of fraud by employees, by customers, other outside entities targeting us and/or our customers that use our internet banking, electronic banking or some other form of our telecommunications systems. Given the growing level of use of electronic, internet-based, and networked systems to conduct business directly or indirectly with our clients, certain fraud losses may not be avoidable regardless of the preventative and detection systems in place.
If credit losses exceed management’s projections, we may be required to record a valuation allowance against our deferred tax asset
Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some or all deferred tax assets will not be realized. This determination is based upon an evaluation of all available positive or negative evidence. As a result of losses incurred in 2009, the Company is in a three-year cumulative pretax loss position at December 31, 2009. A cumulative loss position is considered significant negative evidence in assessing the realizability of a deferred tax asset. The Company has assessed its ability to utilize deferred tax assets, and although the Company has a 20 year carryforward period, we currently forecast sufficient taxable income to utilize the deferred tax asset within five years including under stressed conditions. In addition, management has identified substantial tax planning strategies that would also be available to utilize deferred tax assets. The Company has concluded that there is sufficient positive evidence to overcome negative evidence, and that it is not more likely than not that deferred tax assets will not be realized. However, if future results underperform management’s forecasts, the Company may be required to record a valuation allowance against some or all of its deferred tax asset.

Risks Related to the Banking Industry
The Company operates in a highly regulated environment and changes in the laws and regulations that govern our operations, changes in the accounting principles that are applicable to us, and our failure to comply with the foregoing, may adversely affect us
The Company is subject to extensive regulation, supervision, and legislation that governs almost all aspects of our operations. See “Management’s Discussion and Analysis — Supervision and Regulation.” The laws and regulations applicable to the banking industry could change at any time and are primarily intended for the protection of customers, depositors and the deposit insurance funds. Changes to the banking regulatory system, including the creation of a specialized consumer protection agency, are currently under consideration in the U.S. Congress. Any changes to these laws or regulations or any applicable accounting principles could make it more difficult and expensive for us to comply with such laws, regulations, or principles, and could affect the way that we conduct business. The foregoing, and our failure to comply with any such laws, regulations, or principles or changes thereto, may negatively impact our results of operations and financial condition. While we cannot predict what effect any presently contemplated or future changes in the laws or regulations or their interpretations would have on us, these changes could be materially adverse to our investors and stockholders.
Changes in interest rates could adversely affect our profitability, business and prospects
Most of the Company’s assets and liabilities are monetary in nature, which subjects us to significant risks from changes in interest rates and can impact our net income and the valuation of our assets and liabilities. Increases or decreases in prevailing interest rates could have an adverse effect on our business, asset quality and prospects. The Company’s operating income and net income depend to a great extent on our net interest margin. Net interest margin is the difference between the interest yields we receive on loans, securities and other interest earning assets and the interest rates we pay on interest bearing deposits, borrowings and other liabilities. These rates are highly sensitive to many factors beyond our control, including competition, general economic conditions and monetary and fiscal policies of various governmental and regulatory authorities, including the Federal Reserve. If the rate of interest we pay on our interest bearing deposits, borrowings and other liabilities increases more than the rate of interest we receive on loans, securities and other interest earning assets, our net interest income, and therefore our earnings, could be adversely affected. The Company’s earnings could also be adversely affected if the rates on our loans and other investments fall more quickly than those on our deposits and other liabilities.
In addition, loan volumes are affected by market interest rates on loans; rising interest rates generally are associated with a lower volume of loan originations while lower interest rates are usually associated with higher loan originations. Conversely, in rising interest rate environments, loan repayment rates will decline and in falling interest rate environments, loan repayment rates will increase. The Company cannot guarantee that it will be able to minimize interest rate risk. In addition, an increase in the general level of interest rates may adversely affect the ability of certain borrowers to pay the interest on and principal of their obligations.
Interest rates also affect how much money the Company can lend. When interest rates rise, the cost of borrowing increases. Accordingly, changes in market interest rates could materially and adversely affect our net interest spread, asset quality, loan origination volume, business, financial condition, results of operations and cash flows.
The Company is required to maintain an allowance for credit losses that may have to be adjusted in the future. Any adjustment to the allowance for credit losses, whether due to regulatory changes, economic conditions or other factors, may affect our financial condition and earnings.
The Company maintains an allowance for credit losses. This allowance is established through a provision for credit losses based on our management’s evaluation of the risks inherent in the loan portfolio and the general economy. The allowance is based upon a number of factors, including the size of the loan portfolio, asset classifications, economic trends, industry experience and trends, industry and geographic concentrations, estimated collateral values, management’s assessment of the credit risk inherent in the portfolio, historical loan loss experience and loan underwriting policies. In addition, the Company evaluates all loans identified as problem loans and augments the allowance based upon our estimation of the potential loss associated with those problem loans. Additions to the allowance for credit losses decrease net income.
The actual amount of future provisions for credit losses cannot be determined at this time and may exceed past provisions.
If the evaluation we perform in connection with establishing credit loss reserves is inaccurate, our allowance for credit losses may not be sufficient to cover actual credit losses, which would have an adverse effect on our operating results. Due to the significant increase in loans originated in recent periods, which lack repayment history, and the volatile economy, the Company cannot guarantee that we will not experience an increase in delinquencies and losses as these loans continue to mature.
The federal regulators, in reviewing our loan portfolio as part of a regulatory examination, from time to time may require us to increase our allowance for credit losses, thereby negatively affecting our financial condition and earnings. Moreover, additions to the allowance may be necessary based on changes in economic and real estate market conditions, new information regarding existing loans, identification of additional problem loans and other factors, both within and outside of our management’s control.

The Company is exposed to risk of environmental liabilities with respect to properties to which we obtain title
Approximately 78.5% of the Company’s loan portfolio at December 31, 2009 was secured by real estate. In the course of our business, the Company may foreclose and take title to real estate, and could be subject to environmental liabilities with respect to these properties. We may be held liable to a governmental entity or to third parties for property damage, personal injury, investigation and clean-up costs incurred by these parties in connection with environmental contamination, or may be required to investigate or clean up hazardous or toxic substances, or chemical releases at a property. The costs associated with investigation or remediation activities could be substantial. In addition, if we are the owner or former owner of a contaminated site, we may be subject to common law claims by third parties based on damages and costs resulting from environmental contamination emanating from the property. These costs and claims could adversely affect our business and prospects.
ITEM 1B. UNRESOLVED STAFF COMMENTS
None
ITEM 2. PROPERTIES
At December 31, 2009, the Company operated 37 domestic branch locations, of which 17 are owned and 20 are on leased premises. In addition, the Company leases a 7,000 square foot service center in San Diego, California, owns a 36,000 square foot operations facility in Las Vegas, Nevada, and leases spaces in Los Angeles and Los Altos, California, Denver, Colorado, Wilmington, Delaware and Columbus, Georgia. The Company has two owned branches not in use, one leased branch not in use and one leased office that is subleased. The Company also owns three hotel condominiums for employee travel to the Company’s corporate headquarters located in Las Vegas, Nevada. For information regarding rental payments, see Note 5, “Premises and Equipment” of the Consolidated Financial Statements.
The Company continually evaluates the suitability and adequacy of its offices. Management believes that the existing facilities are adequate for present and anticipated future use.
ITEM 3. LEGAL PROCEEDINGS
There are no material pending legal proceedings to which the Company is a party or to which any of our properties are subject. There are no material proceedings known to us to be contemplated by any governmental authority. See “Supervision and Regulation” for additional information. From time to time, we are involved in a variety of litigation matters in the ordinary course of our business and anticipate that we will become involved in new litigation matters in the future.
ITEM 4. RESERVED
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
The Company’s common stock began trading on the New York Stock Exchange under the symbol “WAL” on June 30, 2005. The Company has filed, without qualifications, its 2009 Domestic Company section 303A CEO certification regarding its compliance with the NYSE’s corporate governance listing standards. The following table presents the high and low sales prices of the Company’s common stock for each quarterly period for the last two years as reported by The NASDAQ Global Select Market:

	2009 Quarters				2008 Quarters
	Fourth	Third	Second	First	Fourth	Third	Second	First
Range of stock prices:
High	$6.33	$7.84	$9.22	$10.54	$17.00	$27.66	$14.06	$18.90
Low	2.99	5.86	4.00	3.72	8.60	6.79	7.74	10.06
Holders
At December 31, 2009, there were approximately 1,086 stockholders of record. At such date, our directors and executive officers owned approximately 17.1% of our outstanding shares. This number excludes an estimate for the number of stockholders whose shares are held in the name of brokerage firms or other financial institutions. The Company is not provided the exact number of or identities of these stockholders. There are no other classes of common equity outstanding.

Dividends
Western Alliance Bancorporation (“Western Alliance”) is a legal entity separate and distinct from the banks and our other non-bank subsidiaries. As a holding company with no significant assets other than the capital stock of our subsidiaries, Western Alliance’s ability to pay dividends depends primarily upon the receipt of dividends or other capital distributions from our subsidiaries. Our subsidiaries’ ability to pay dividends to Western Alliance is subject to, among other things, their individual earnings, financial condition and need for funds, as well as federal and state governmental policies and regulations applicable to Western Alliance and each of those subsidiaries, which limit the amount that may be paid as dividends without prior approval. See the additional discussion in the “Supervision and Regulation” section of this report for information regarding restrictions on the ability to pay cash dividends. In addition, if any required payments on outstanding trust preferred securities or preferred stock, including the preferred stock that we issued to the Treasury in November 2008 pursuant to the Capital Purchase Program, are not made, Western Alliance would be prohibited from paying cash dividends on our common stock. Western Alliance has never paid a cash dividend on its common stock and does not anticipate paying any cash dividends in the foreseeable future.
Sale of Unregistered Securities
There were no unregistered sales of equity securities during 2009.
Share Repurchases
For the year ended December 31, 2008, the Company repurchased 20,000 shares of common stock on the open market with a weighted average price of $17.75 per share. All repurchased shares were retired as soon practicable after settlement.
There were no shares repurchased during the 2009. While the Series A Preferred Stock that we issued to the Treasury are outstanding, the Company is prohibited from repurchasing shares of our common stock.
Performance Graph
The following graph summarizes a five year comparison of the cumulative total returns for the Company’s common stock, the Standard & Poor’s 500 stock index and the KBW Regional Banking Index, each of which assumes an initial value of $100.00 on June 30, 2005 and reinvestment of dividends.

	Measurement Point
	Jun ’05	Dec ’05	Dec ’06	Dec ’07	Dec ’08	Dec ’09
Western Alliance	100.00	117.60	136.89	73.90	39.72	14.88
S&P 500 Index	100.00	105.76	122.45	129.17	81.39	102.94
KBW Regional Banking Index	100.00	103.32	112.17	87.55	71.29	55.56
The information under the caption “Equity Compensation Plans” in our definitive proxy statement to be filed with the SEC is incorporated by reference into this Item 5.

ITEM 6. SELECTED FINANCIAL DATA
The following selected financial data have been derived from the Company’s consolidated financial condition and results of operations, as of and for the years ended December 31, 2009, 2008, 2007, 2006 and 2005, and should be read in conjunction with the consolidated financial statements and the related notes included elsewhere in this report:

	Year Ended December 31,
	2009	2008	2007	2006	2005
	(in thousands, except per share data)
Results of Operations:
Interest income	$276,023	$295,591	$305,822	$233,085	$134,910
Interest expense	73,734	100,683	125,933	84,297	32,568

Net interest income	202,289	194,908	179,889	148,788	102,342
Provision for credit losses	149,099	68,189	20,259	4,660	6,179

Net interest income after provision for credit losses	53,190	126,719	159,630	144,128	96,163
Non-interest income	(15,016)	(117,046)	22,538	13,434	12,138
Non-interest expense	231,186	300,299	133,780	96,086	64,864

(Loss)/income before taxes	(193,012)	(290,626)	48,388	61,476	43,437
Income tax (benefit)/provision	(41,606)	(54,166)	15,513	21,587	15,372

Net (loss)/income	$(151,406)	$(236,460)	$32,875	$39,889	$28,065

	Year Ended December 31,
	2009	2008	2007	2006	2005
	(in thousands, except per share data)
Per Share Data:
(Loss)/income per share—basic	$(2.74)	$(7.27)	$1.14	$1.56	$1.36
(Loss)/income per share—diluted	$(2.74)	$(7.27)	$1.06	$1.41	$1.24
Book value per common share	$6.18	$9.59	$16.63	$15.09	$10.71
Tangible book value per share, net of tax (non-GAAP)(1)	$5.66	$7.19	$8.88	$9.81	$10.48
Shares outstanding at period end	72,504	38,601	30,157	27,085	22,810
Weighted average shares outstanding—basic	58,836	32,652	28,918	25,623	20,583
Weighted average shares outstanding—diluted	58,836	32,652	31,019	28,218	22,666

Selected Balance Sheet Data:
Cash and cash equivalents	$396,830	$139,954	$115,629	$264,880	$174,336
Investments and other securities	$864,779	$565,377	$736,200	$542,321	$748,533
Gross loans, including net deferred loan fees	$4,079,638	$4,095,711	$3,633,009	$3,003,222	$1,793,337
Allowance for loan losses	$108,623	$74,827	$49,305	$33,551	$21,192
Assets	$5,753,279	$5,242,761	$5,016,096	$4,169,604	$2,857,271
Deposits	$4,722,102	$3,652,266	$3,546,922	$3,400,423	$2,393,812
Junior subordinated and subordinated debt	$102,438	$103,038	$122,240	$101,857	$30,928
Stockholders’ equity	$575,725	$495,497	$501,518	$408,579	$244,223

Selected Other Balance Sheet Data:
Average assets	$5,575,025	$5,198,237	$4,667,243	$3,668,405	$2,488,740
Average earning assets	$5,125,574	$4,600,466	$4,123,956	$3,304,325	$2,324,463
Average stockholders’ equity	$586,171	$512,872	$493,365	$348,294	$195,284

Selected Financial and Liquidity Ratios:
Return on average assets	(2.72%)	(4.55%)	0.70%	1.09%	1.13%
Return on average stockholders’ equity	(25.83%)	(46.11%)	6.66%	11.45%	14.37%
Net interest margin (2)	3.97%	4.28%	4.40%	4.52%	4.41%
Loan to deposit ratio	86.39%	112.14%	102.43%	88.32%	74.92%

Capital Ratios:
Leverage ratio	9.5%	8.9%	7.4%	8.2%	10.2%
Tier 1 risk-based capital ratio	11.8%	9.8%	7.9%	9.4%	12.8%
Total risk-based capital ratio	14.4%	12.3%	10.3%	11.5%	13.8%
Tangible Equity (non-GAAP) (3)	9.3%	7.7%	5.4%	6.5%	8.4%
Tangible Common Equity (non-GAAP) (4)	7.1%	5.3%	5.4%	6.5%	8.4%
Average assets to average equity	9.51	10.14	9.46	10.53	12.74

Selected Asset Quality Ratios:
Nonaccrual loans to gross loans	3.77%	1.44%	0.49%	0.05%	0.01%
Nonaccrual loans and OREO to total assets	4.12%	1.40%	0.42%	0.03%	0.00%
Loans past due 90 days or more and still accruing to total loans	0.14%	0.30%	0.02%	0.03%	0.00%
Allowance for credit losses to total loans	2.66%	1.83%	1.36%	1.12%	1.18%
Allowance for credit losses to nonaccrual loans	70.67%	128.34%	275.86%	2367.75%	19805.61%
Net charge-offs to average loans	2.86%	1.10%	0.23%	0.04%	0.02%

(1)
Tangible book value per share (net of tax) is a non-GAAP ratio that represents stockholders’ equity less intangibles, adjusted for deferred taxes related to intangibles, divided by the shares outstanding at the end of the period. Tangible assets as of December 31, 2009 and December 31, 2008, adjusted for deferred taxes, were $5.72 billion and $5.15 billion, respectively. We believe this ratio improves the comparability to other institutions that have not engaged in acquisitions that resulted in recorded goodwill and other intangibles.

(2)	Net interest margin represents net interest income as a percentage of average interest-earning assets.

(3)
Tangible equity is a non-GAAP ratio of tangible equity to tangible assets. Tangible equity as of December 31, 2009 and December, 31, 2008 was $532 million and $395 million, respectively. Tangible assets as of December 31, 2009 and December 31, 2008 were $5.71 billion and $5.14 billion, respectively. We believe this non-GAAP ratio provides critical metrics with which to analyze and evaluate financial condition and capital strength.

(4)
Tangible common equity is a non-GAAP ratio of tangible equity to tangible assets, excluding our preferred stock. Tangible common equity as of December 31, 2009 and December, 31, 2008 was $405 million and $270 million, respectively. Tangible assets as of December 31, 2009 and December 31, 2008 were $5.71 billion and $5.14 billion, respectively. We believe this non-GAAP ratio provides critical metrics with which to analyze and evaluate financial condition and capital strength.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis should be read in conjunction with “Item 8 — Consolidated Financial Statements and Supplementary Data.” This discussion and analysis contains forward-looking statements that involve risk, uncertainties and assumptions. Certain risks, uncertainties and other factors, including but not limited to those set forth under “Cautionary Note Regarding Forward-Looking Statements” may cause actual results to differ materially from those projected in the forward-looking statements.
Financial Overview and Highlights
Western Alliance Bancorporation is a multi-bank holding company headquartered in Las Vegas, Nevada that provides full service banking, trust and investment advisory services and lending through its subsidiaries.
Financial Result Highlights of 2009
Net loss for the Company of $151.4 million, or ($2.74) loss per diluted share for 2009 compared to net loss of $236.5 million or ($7.27) loss per diluted share for 2008.
The significant factors impacting earnings of the Company during 2009 were:
•	Record growth in deposits of $1.07 billion or 29.2% during 2009, including approximately $132 million acquired from the FDIC in the first quarter.
•
In the second quarter of 2009, the Company completed a public offering, which contributed $191.1 million to capital for 33.4 million common stock shares and qualified the Company to retire half of the warrants issued to the U.S. Treasury under the TARP agreement.

•
The challenging economic conditions in the Company’s primary markets resulted in further deterioration of credit quality and increased provision for credit losses of $149.1 million, increased net charges offs to $115.3 million and losses on sales of repossessed assets of $21.3 million.

•
During 2009 the Company recorded non-cash goodwill impairment charges related to its Bank of Nevada, Miller/Russell and Associates, and Shine acquisitions of $49.7 million due to the decline in the Company’s stock price and in conjunction with disposition activities.

•	Additional costs associated with increased regulatory actions and oversights during 2009.
•	Impairment charges related to the securities portfolio of $43.8 million during 2009.
The impact to the Company from these items, and others of both a positive and negative nature, will be discussed in more detail as they pertain to the Company’s overall comparative performance for the year ended December 31, 2009 throughout the analysis sections of this report.

A summary of our results of operations and financial condition and select metrics is included in the following table:

	Year Ended December 31,
	2009	2008	2007
	(in thousands, except per share amounts)
Net (loss)/income available to common stockholders	$(161,148)	$(237,541)	$32,875
Basic earnings (loss) per share	(2.74)	(7.27)	1.14
Diluted earnings (loss) per share	(2.74)	(7.27)	1.06
Total assets	$5,753,279	$5,242,761	$5,016,096
Gross loans	$4,079,638	$4,095,711	$3,633,009
Total deposits	$4,722,102	$3,652,266	$3,546,922
Net interest margin	3.97%	4.28%	4.40%
Return on average assets	(2.72)%	(4.55)%	0.70%
Return on average stockholders’ equity	(25.84)%	(46.11)%	6.66%
As a bank holding company, management focuses on key ratios in evaluating the Company’s financial condition and results of operations. In the current economic environment, key ratios regarding asset credit quality and efficiency are more informative as to the financial condition of the Company than those utilized in a more normal economic period such as return on equity and return on assets.
Asset Quality
For all banks and bank holding companies, asset quality plays a significant role in the overall financial condition of the institution and results of operations. The Company measures asset quality in terms of nonaccrual loans as a percentage of gross loans, and net charge-offs as a percentage of average loans. Net charge-offs are calculated as the difference between charged-off loans and recovery payments received on previously charged-off loans. As of December 31, 2009, nonaccrual loans were $153.7 million compared to $58.3 million at December 31, 2008. Nonaccrual loans as a percentage of gross loans were 3.77% as of December 31, 2009, compared to 1.42% as of December 31, 2008. At December 31, 2009 and December 31, 2008, our nonperforming assets were $289.7 million and $10.0 million, respectively and were comprised of nonaccrual loans, loans past due 90 days or more and still accruing, restructured and other impaired loans. For the year ended December 31, 2009, net charge-offs as a percentage of average loans were 2.86%, compared to 1.10% for the year ended December 31, 2008.
Asset and Deposit Growth
The ability to originate new loans and attract new deposits is fundamental to the Company’s asset growth. The Company’s assets and liabilities are comprised primarily of loans and deposits. Total assets increased during 2009 to $5.75 billion at December 31, 2009 from $5.24 billion at December 31, 2008. Total gross loans excluding net deferred fees and unearned income decreased slightly by $6.3 million as of December 31, 2009 compared to December 31, 2008. Total deposits increased significantly by 29.3% to $4.72 billion as of December 31, 2009 from $3.65 billion as of December 31, 2008.

RESULTS OF OPERATIONS
The following table sets forth a summary financial overview for the comparable years:

	Year Ended
	December 31,		Increase
	2009	2008	(Decrease)
	(in thousands, except per share amounts)

Interest income	$276,023	$295,591	$(19,568)
Interest expense	73,734	100,683	(26,949)

Net interest income	202,289	194,908	7,381
Provision for credit losses	149,099	68,189	80,910

Net interest income after provision for credit losses	53,190	126,719	(73,529)
Non-interest income	(15,016)	(117,046)	102,030
Non-interest expense	231,186	300,299	(69,113)

Net (loss) before income taxes	(193,012)	(290,626)	97,614
Income tax benefit	(41,606)	(54,166)	12,560

Net loss	$(151,406)	$(236,460)	$85,054

Net loss available to common stockholders	$(161,148)	$(237,541)	$76,393

Loss per share — basic	$(2.74)	$(7.27)	$4.53

Loss per share — diluted	$(2.74)	$(7.27)	$4.53

Net Interest Margin
The net interest margin is reported on a fully tax equivalent (“FTE”) basis. A tax equivalent adjustment is added to reflect interest earned on certain municipal securities and loans that are exempt from Federal income tax. The following table sets forth the average balances and interest income on a fully tax equivalent basis and interest expense for the years indicated:

	Year Ended December 31,
	2009			2008
	(dollars in thousands)
	Average		Average	Average		Average
	Balance	Interest	Yield/Cost	Balance	Interest	Yield/Cost
Interest-Earning Assets
Investment Securities:
Taxable	$634,916	$24,124	3.80%	$589,416	$32,938	5.59%
Tax-exempt (1)	55,515	1,691	5.23%	78,096	2,896	6.07%

Total securities	690,431	25,815	3.91%	667,512	35,834	5.64%
Federal funds sold and other	33,479	1,103	3.29%	18,574	322	1.73%
Loans (1) (2) (3)	4,037,659	248,098	6.14%	3,872,918	257,528	6.65%
Short term investments	322,883	874	0.27%	—	—	0.00%
Restricted stock	41,122	133	0.32%	41,462	1,907	4.60%

Total earnings assets	5,125,574	276,023	5.41%	4,600,466	295,591	6.47%
Nonearning Assets
Cash and due from banks	174,112			113,423
Allowance for credit losses	(88,243)			(56,124)
Bank-owned life insurance	91,321			89,343
Other assets	272,261			451,129

Total assets	$5,575,025			$5,198,237

Interest-Bearing Liabilities
Sources of Funds
Interest-bearing deposits:
Interest checking	$303,388	$3,216	1.06%	$253,783	$3,965	1.56%
Savings and money market	1,666,728	26,903	1.61%	1,517,189	35,475	2.34%
Time deposits	1,280,381	31,786	2.48%	781,828	29,696	3.80%

Total interest-bearing deposits	3,250,497	61,905	1.90%	2,552,800	69,136	2.71%
Short-term borrowings	512,265	5,286	1.03%	896,309	19,721	2.20%
Long-term debt	25,727	1,577	6.13%	141,954	4,569	3.22%
Junior subordinated and subordinated debt	103,034	4,966	4.82%	114,741	7,257	6.32%

Total interest-bearing liabilities	3,891,523	73,734	1.89%	3,705,804	100,683	2.72%
Noninterest-Bearing Liabilities
Noninterest-bearing demand deposits	1,070,011			961,703
Other liabilities	27,320			17,858
Stockholders’ equity	586,171			512,872

Total Liabilities and Stockholders’ Equity	$5,575,025			$5,198,237

Net interest income and margin (4)		$202,289	3.97%		$194,908	4.28%

Net interest spread (5)			3.52%			3.75%

(1)
Yields on loans and securities have been adjusted to a tax equivalent basis. Interest income has not been adjusted to a tax equivalent basis. The tax-equivalent adjustments for 2009 and 2008 were $1,210 and $1,843, respectively.

(2)	Net loan fees of $4.0 million and $5.5 million are included in the yield computation for 2009 and 2008, respectively.

(3)	Includes nonaccrual loans.

(4)	Net interest margin is computed by dividing net interest income by total average earning assets.

(5)	Net interest spread represents average yield earned on interest-earning assets less the average rate paid on interest bearing liabilities.

The table below sets forth the relative impact on net interest income of changes in the volume of earning assets and interest-bearing liabilities and changes in rates earned and paid by us on such assets and liabilities. For purposes of this table, nonaccrual loans have been included in the average loan balances.

	Year Ended December 31,
	2009 versus 2008
	Increase (Decrease)
	Due to Changes in (1)(2)
	Volume	Rate	Total
	(in thousands)
Interest on investment securities:
Taxable	$1,729	$(10,543)	$(8,814)
Tax-exempt	(688)	(517)	(1,205)
Federal funds sold and other	491	290	781
Loans	10,123	(19,553)	(9,430)
Short term investments	874	—	874
Restricted stock	(1)	(1,773)	(1,774)

Total interest income	12,528	(32,096)	(19,568)
Interest expense:
Interest checking	526	(1,275)	(749)
Savings and money market	2,414	(10,986)	(8,572)
Time deposits	12,377	(10,287)	2,090
Short-term borrowings	(3,963)	(10,472)	(14,435)
Long-term debt	(7,124)	4,132	(2,992)
Junior subordinated debt	(564)	(1,727)	(2,291)

Total interest expense	3,666	(30,615)	(26,949)

Net increase (decrease)	$8,862	$(1,481)	$7,381

(1)	Changes due to both volume and rate have been allocated to volume changes.

(2)	Changes due to mark-to-market gains/losses under SFAS No. 159 have been allocated to volume changes.
The Company’s primary source of income is interest income. Interest income for the year ended December 31, 2009 was $276.0 million, a decrease of 6.6% when comparing interest income for 2009 to 2008. This decrease was primarily from interest income from investment securities and dividends due to decreased rates received on these investments. Interest income from loans also declined primarily due to rates. Average yield on loans decreased 51 basis points to 6.14% for the year ended December 31, 2009 compared to 2008. The Company’s increased nonaccrual loans also contributed to this decline.
Interest expense for the year ended 2009 compared to 2008 decreased by 26.8% to $73.7 million from $100.7 million. This decline was primarily due to decreased average interest paid on deposits which declined 81 basis points to 1.90% for the year ended December 31, 2009 compared to the same period in 2008. Total average cost of interest paid on interest-bearing liabilities declined 83 basis points for the comparable years 2009 to 2008.
Net interest income for the year ended December 31, 2009 compared to the year ended December 31, 2008 increased $7.4 million, or 3.8%, as the decrease in interest expense more than offset the decrease in interest income. Net interest margin declined by 31 basis points to 3.97% for the year ended December 31, 2009 compared to 2008 while net interest spread declined by 23 basis points to 3.52% from 3.75% for 2009 compared to 2008.

Comparison of net interest margin for 2008 to 2007
The following table sets forth a summary financial overview for the years ended December 31, 2008 and 2007:

	Year Ended
	December 31,		Increase
	2008	2007	(Decrease)
	(in thousands, except per share amounts)
Interest income	$295,591	$305,822	$(10,231)
Interest expense	100,683	125,933	(25,250)

Net interest income	194,908	179,889	15,019
Provision for loan losses	68,189	20,259	47,930

Net interest income after provision for loan losses	126,719	159,630	(32,911)
Non-interest income	(117,046)	22,538	(139,584)
Non-interest expense	300,299	133,780	166,627

Net (loss) income before income taxes	(290,626)	48,388	(339,014)
Income tax expense (benefit)	(54,166)	15,513	(69,679)

Net income (loss)	$(236,460)	$32,875	$(269,335)

Net income (loss) available to common stockholders	$(237,541)	$32,875	$(270,416)

Earnings (loss) per share — basic	$(7.27)	$1.14	$(8.41)

Earnings (loss) per share — diluted	$(7.27)	$1.06	$(8.33)

The net loss of $236.5 million in 2008 was due primarily to securities impairment charges of $156.8 million, a non-cash goodwill impairment charge of $138.8 million and a $47.9 million increase to the provision for credit losses caused by challenging economic conditions. These amounts were partially offset by a $25.3 million decrease in interest expense due to lower costs of funds compared with the same period in 2007.

The net interest margin is reported on a fully tax equivalent (“FTE”) basis. A tax equivalent adjustment is added to reflect interest earned on certain municipal securities and loans that are exempt from Federal income tax. The following table sets forth the average balances and interest income on a fully tax equivalent basis and interest expense for the years indicated:

	Year Ended December 31,
	2008			2007
	Average		Average	Average		Average
	Balance	Interest	Yield/Cost	Balance	Interest	Yield/Cost
Interest-Earning Assets
Securities:
Taxable	$589,416	$32,938	5.59%	$629,846	$36,320	5.77%
Tax-exempt (1)	78,096	2,896	6.07%	50,432	2,396	7.46%

Total securities	667,512	35,834	5.64%	680,278	38,716	5.89%
Federal funds sold and other	18,574	322	1.73%	30,900	1,644	5.32%
Loans (1) (2) (3)	3,872,918	257,528	6.65%	3,393,299	264,480	7.79%
Restricted stock	41,462	1,907	4.60%	19,479	982	5.04%

Total earnings assets	4,600,466	295,591	6.47%	4,123,956	305,822	7.45%
Nonearning Assets
Cash and due from banks	113,423			103,163
Allowance for loan losses	(56,124)			(37,935)
Bank-owned life insurance	89,343			85,509
Other assets	451,129			392,550

Total assets	$5,198,237			$4,667,243

Interest-Bearing Liabilities
Sources of Funds
Interest-bearing deposits:
Interest checking	$253,783	$3,965	1.56%	$259,774	$6,391	2.46%
Savings and money market	1,517,189	35,475	2.34%	1,602,980	58,867	3.67%
Time deposits	781,828	29,696	3.80%	681,229	32,870	4.83%

Total interest-bearing deposits	2,552,800	69,136	2.71%	2,543,983	98,128	3.86%
Short-term borrowings	896,309	19,721	2.20%	372,547	17,097	4.59%
Long-term debt	141,954	4,569	3.22%	61,119	3,092	5.06%
Junior subordinated and subordinated debt	114,741	7,257	6.32%	106,802	7,616	7.13%

Total interest-bearing liabilities	3,705,804	100,683	2.72%	3,084,451	125,933	4.08%
Noninterest-Bearing Liabilities
Noninterest-bearing demand deposits	961,703			1,065,592
Other liabilities	17,858			23,835
Stockholders’ equity	512,872			493,365

Total Liabilities and Stockholders’ Equity	$5,198,237			$4,667,243

Net interest income and margin (4)		$194,908	4.28%		$179,889	4.40%

Net interest spread (5)			3.75%			3.37%

(1)
Yields on loans and securities have been adjusted to a tax equivalent basis. Interest income has not been adjusted to a tax equivalent basis. The tax-equivalent adjustments for 2008 and 2007 were $1,843 and $1,366, respectively.

(2)	Net loan fees of $5.5 million and $6.3 million are included in the yield computation for 2008 and 2007, respectively.

(3)	Includes nonaccrual loans.

(4)	Net interest margin is computed by dividing net interest income by total average earning assets.

(5)	Net interest spread represents average yield earned on interest-earning assets less the average rate paid on interest bearing liabilities.

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
The 8.3% increase in net interest income for year ended December 31, 2008 compared to the year ended December 31, 2007 was due to a decrease in interest expense partially offset by a decrease in interest income of $10.2 million, reflecting the effect of a lower average yield on our average interest-bearing assets.
The cost of our average interest-bearing liabilities decreased to 2.72% in the year ended December 31, 2008, from 4.08% in the year ended December 31, 2007, which is a result of lower rates paid on deposit accounts and borrowings.
Provision for Credit Losses
The provision for credit losses in each period is reflected as a charge against earnings in that period. The provision is equal to the amount required to maintain the allowance for credit losses at a level that is adequate to absorb probable credit losses inherent in the loan portfolio. The provision for credit losses was $149.1 million for the year ended December 31, 2009, compared with $68.2 million for the year ended December 31, 2008. The provision increased primarily due to declines in credit quality as a result of the decline in the economy in the markets in which we operate.
The provision for credit losses was $68.2 million for the year ended December 31, 2008, compared with $20.3 million for the year ended December 31, 2007. The provision increased in 2008 compared to 2007 mostly due to declined credit quality as a result of the decline in the economy.
Noninterest Income (Loss)
The Company earned noninterest income (loss) primarily through fees related to trust and investment advisory services, services provided to loan and deposit customers, bank owned life insurance, securities gains and impairment charges, losses on repossessed assets, mark to market gains and other.

The following tables present a summary of non-interest income for the periods presented:

	Year Ended December 31,
			Increase
	2009	2008	(Decrease)
	(in thousands)
Securities impairment charges	$(43,784)	$(156,832)	$113,048
Derivative (losses) gains	(263)	1,607	(1,870)
Unrealized gain on assets and liabilities measured at fair value, net	3,631	9,033	(5,402)
Net gain on sale of investment securities	16,100	138	15,962
Net loss on repossessed assets	(21,274)	(679)	(20,595)

Trust and investment advisory services	9,287	10,489	(1,202)
Service charges	8,172	6,135	2,037
Income from bank owned life insurance	2,193	2,639	(446)
Other	10,922	10,424	498

Total noninterest income (loss)	$(15,016)	$(117,046)	$102,030

The $102.0 million positive change in noninterest income was mostly the result of decreased securities impairment charges and increased gains on the sales of investment securities in 2009 compared to 2008. These positive changes were partially offset by increased losses on sales of repossessed assets due to continued declines in the economy which resulted in increased other assets acquired through foreclosure.
Service charges increased slightly by $2.0 million from 2008 to 2009 due to increased analysis and fee charges on existing accounts and growth in our customer base. This increase was mostly offset by decreased income from trust and investment advisory services of $1.2 million for the comparable year ended 2009 to 2008.
Comparison of non-interest income for 2008 to 2007
The following table presents non-interest income for the periods presented:

	Year Ended December 31,
			Increase
	2008	2007	(Decrease)
	(in thousands)
Securities impairment charges	$(156,832)	$(2,861)	$(153,971)
Derivative (losses) gains	1,607	(1,833)	3,440
Unrealized gain on assets and liabilities measured at fair value, net	9,033	2,418	6,615
Net gain on sale of investment securities	138	434	(296)
Net loss on repossessed assets	(679)	—	(679)
Trust and investment advisory services	10,489	9,764	725
Service charges and fees	6,135	4,828	1,307
Income from bank owned life insurance	2,639	3,763	(1,124)
Other	10,424	6,025	4,399

Total noninterest income (loss)	$(117,046)	$22,538	$(139,584)

The $139.6 million decrease in non-interest income for the year ended December 31, 2008 compared to 2007 resulted primarily from incurred securities impairment charges of $156.8 million when it was determined that the portfolio of CDOs and some adjustable rate preferred stock (“ARPS”) were other-than-temporarily impaired due to the continued expected weakness of the U.S. economy and the decline in the market value of these CDOs and ARPS.
Other income increased $4.4 million, due primarily to increases in operating lease income from equipment leases and credit card charges and affinity income related to an increase of customer accounts in our credit card services operations.

Noninterest Expense
The following table presents, a summary of non-interest expenses for the periods presented:

	Year Ended December 31,
			Increase
	2009	2008	(Decrease)
	(in thousands)
Non-interest expense:
Salaries and employee benefits	$95,466	$88,349	$7,117
Occupancy	21,049	20,891	158
Goodwill impairment charges	49,671	138,844	(89,173)
Insurance	12,532	4,089	8,443
Customer service	12,150	6,817	5,333
Legal, professional and director fees	9,112	5,501	3,611
Advertising, public relations and business development	6,463	10,247	(3,784)
Data processing	4,274	5,755	(1,481)
Intangible amortization	3,781	3,631	150
Operating lease depreciation	3,229	2,886	343
Audits and exams	1,886	1,943	(57)
Travel and automobile	1,850	1,903	(53)
Telephone	1,988	1,650	338
Supplies	1,519	1,613	(94)
Correspondent banking service charges and wire transfer costs	1,430	1,407	23
Other	4,786	4,773	13

Total non-interest expense	$231,186	$300,299	$(69,113)

Total non-interest expense declined $69.1 million, or 23.0% for the year ended 2009 compared to 2008. This decrease is primarily the result of the $89.2 million decrease in goodwill impairment charges which were $49.7 million for 2009 compared to $138.8 million in 2008 for further discussion of the goodwill impairment charges see Note 6, Goodwill and Other Intangible Assets of the Consolidated Financial Statements.
Partially offsetting this decline were increased salaries and benefits expense, FDIC insurance costs and customer service expenses. During the fourth quarter of 2009 the Company completed a reorganization that included the closing of 4 branches. The Company anticipates additional savings from this re-organization in 2010.
Salaries and employees benefits expense increased primarily due to increased salary expense at Torrey Pines Bank of $4.9 million and $1.9 million at Bank of Nevada. During 2009, the Company opened an office in Los Angeles and recorded a full year of PartnersFirst salary expense through the Torrey Pines Bank subsidiary which represents the majority of this increase.
Insurance expenses increased by $8.4 million for the year ended December 31, 2009 compared to 2008. This increase is mostly the result of increased FDIC insurance assessments including one-time charges of $8.0 million for the comparable years.
Income Taxes
The effective tax rate on net operating earnings for the year ended December 31, 2009 was 21.6% compared to 18.6% for the year ended December 31, 2008. This increase in the effective tax rate from the prior year was primarily due to the nondeductible goodwill impairment charges of $138.8 million in 2008 compared to $49.7 million in 2009. This difference was partially offset by a $6.2 million addition to the deferred tax valuation allowance and a $2.1 partial write off of the deferred tax asset related to restricted stock compensation timing differences in 2009.

	Year Ended
	December 31,		Increase
	2008	2007	(Decrease)
	(in thousands)
Salaries and employee benefits	$88,349	$76,582	$11,767
Occupancy	20,891	18,120	2,771
Advertising, public relations and business development	10,247	6,815	3,432
Customer service	6,817	6,708	109
Data processing	5,755	2,278	3,477
Legal, professional and director fees	5,501	3,862	1,639
Insurance	4,089	3,324	765
Intangible amortization	3,631	1,455	2,176
Operating lease depreciation	2,886	—	2,886
Audits and exams	1,943	2,059	(116)
Travel and automobile	1,903	1,425	478
Telephone	1,650	1,492	158
Supplies	1,613	1,942	(329)
Correspondent banking service charges and wire transfer costs	1,407	1,669	(262)
Merger expenses	—	747	(747)
Goodwill impairment charges	138,844	—	138,844
Other	4,773	5,302	(529)

Total noninterest expense	$300,299	$133,780	$166,519

Comparison of non-interest expense for 2008 to 2007
Noninterest expense increased $166.5 million, or 124.5% for the year ended December 31, 2008 compared to 2007. This increase was mostly attributable to the $138.8 million of non-cash goodwill impairment charges and the opening of additional bank branches at the end of 2007. At December 31, 2008, the Company had 1,020 full-time equivalent employees compared to 992 at December 31, 2007. Also contributing to the increased non-interest expense were salaries and occupancy expenses which increased due to the Company growth $14.5 million, or 52.7% of the total increase in noninterest expenses for 2008 compared to 2007, excluding the goodwill impairment charge.
Advertising, public relations and business development expenses increased $3.4 million, or 50.4%, from December 31, 2007 to December 31, 2008 primarily due to deposit campaigns and communications regarding the financial condition of the Company.
Data processing expenses increased $3.5 million, or 152.6%, from December 31, 2007 to December 31, 2008 due primarily to the costs associated with new customer credit card accounts from PartnersFirst.
Other noninterest expense decreased $0.6 million, or 10.0%, from December 31, 2007 to December 31, 2008.

Goodwill impairment charges were $138.8 million for the year ended December 31, 2008. For further discussion of the goodwill impairment charges see Note 6, “Goodwill and Other Intangible Assets,” of the Consolidated Financial Statements.
Income Taxes
The Company recorded an income tax benefit of $54.2 million and an income tax expense of $15.5 million for the years ended December 31, 2008 and 2007, respectively. The Company’s effective tax rates were 18.7% and 31.9% for 2008 and 2007, respectively.
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
The income tax receivable of $48.4 million represented the estimated amount due from the federal government at December 31, 2008. The income tax receivable and tax benefit in 2008 were primarily the result of a pretax loss combined with the favorable tax impact of securities yielding dividends received deductions, tax exempt income and bank owned life insurance.
Business Segment Results
Our Nevada banking operations, which include Bank of Nevada and First Independent Bank of Nevada, reported a net loss of $106.4 million (including goodwill impairment charges of $45 million) and a net loss of $209.5 million (including goodwill impairment charges of $138.8 million and net mark to market losses of $124.4 million) for the years ended December 31, 2009 and 2008, respectively. The decrease in the net loss for the year ended December 31, 2009 compared to 2008 was primarily due to decreased non-interest expenses of $81.2 million and positive changes in non-interest income of $102.6 million which was partially offset by increased provision for credit losses of $67.7 million, decreased tax benefit of $7.5 million, and lower net interest income of $5.4 million.
Our California banking operations, which include Torrey Pines Bank and Alta Alliance Bank, reported a net loss of $0.8 million and a net loss of $13.0 million (including net mark-to-market losses of $29.2 million) for the years ended December 31, 2009 and 2008, respectively. The decrease in the net loss for the year ended December 31, 2009 from the year ended December 31, 2008 was primarily due to increased net interest income of $4.4 million and positive increase in non-interest income of $31.1 million partially offset by increased provision for credit losses of $1.5 million, increased non-interest expenses of $11.7 million, and decreased tax benefit of $10.2 million.
Our Arizona banking operations, which consists of Alliance Bank of Arizona, reported a net loss of $6.8 million and a net loss of $10.2 million for the years ended December 31, 2009 and 2008, respectively. The decrease in net loss for the year ended December 31, 2009 from the year ended December 31, 2008 was primarily due to an increased net interest income of $3.3 million and $13.0 million positive increase in non-interest income offset by increased provision for credit losses of $7.7 million, increased non-interest expenses of $2.1 million, and decreased tax benefit of $3.1 million.
The asset management business line, which included Miller/Russell and Associates, Shine Investment Advisory Services and Premier Trust, reported a net loss of $4.3 million and net income of $0.6 million for the years ended December 31, 2009 and 2008, respectively. The decrease in net income is primarily due to goodwill impairment charges of $4.7 million taken in the third and fourth quarters of 2009.
The credit card services segment, PartnersFirst, reported a net loss of $6.9 million and $8.2 million for the years ended December 31, 2009 and 2008, respectively. The decrease in net loss for the year ended December 31, 2009 from the year ended December 31, 2008 was primarily due to increased net interest income of $1.9 million, increased non-interest income of $0.9 million and decreased non-interest expenses of $2.5 million partially offset by increased provision for credit losses of $3.9 million.
The other segment which includes the holding company and Western Alliance Equipment Finance reported a net loss excluding intercompany securities transactions of $7.6 million and $0.3 million for the years ended December 31, 2009 and 2008, respectively.

BALANCE SHEET ANALYSIS
Total Assets
Total assets increased $510.5 million or 9.7% as of December 31, 2009 compared to 2008. The majority of the increase was in cash and liquid assets of $310.9 million and $245.4 million of investment securities primarily available for sale. Total assets as of December 31, 2008 compared to 2007 increased $226.7 million or 4.5%. The increase for 2008 compared to 2007 was primarily due to a $462.7 million increase in gross loans, partially offset by a $168.3 million decrease in investment securities.
Loans
Total gross loans decreased slightly by $6.3 million at December 31, 2009 compared to 2008. During 2009 the Company’s commercial real estate and consumer loan portfolios increased while all other types decreased. For December 31, 2008 compared to 2007, total gross loans increased by $463.8 million with growth in all loan portfolio types. The Company is focused on pursuing quality lending opportunities and other loan portfolio growth strategies.
The following table shows the amounts of loans outstanding by type of loan at the end of each of the periods indicated.

	December 31,
	2009	2008	2007	2006	2005
	(in thousands)

Commercial real estate	$2,024,624	$1,763,392	$1,514,533	$1,232,260	$727,210
Construction and land development	623,198	820,874	806,110	715,546	432,668
Commercial and industrial	802,193	860,280	784,378	645,469	342,452
Residential real estate	568,319	589,196	492,551	384,082	272,861
Consumer	80,300	71,148	43,517	29,561	20,434
Net deferred loan fees	(18,995)	(9,179)	(8,080)	(3,696)	(2,288)

Gross loans, net of deferred fees	4,079,639	4,095,711	3,633,009	3,003,222	1,793,337
Less: allowance for credit losses	(108,623)	(74,827)	(49,305)	(33,551)	(21,192)

Total loans, net	$3,971,016	$4,020,884	$3,583,704	$2,969,671	$1,772,145

The following table sets forth the amount of loans outstanding by type of loan as of December 31, 2009 that were contractually due in one year or less, more than one year and less than five years, and more than five years based on remaining scheduled repayments of principal. Lines of credit or other loans having no stated final maturity and no stated schedule of repayments are reported as due in one year or less. The tables also present an analysis of the rate structure for loans within the same maturity time periods.

	December 31, 2009
	Due Within One		Due Over Five
	Year	Due 1-5 Years	Years	Total
	(in thousands)
Commercial and Industrial	$401,143	$326,369	$74,681	$802,193
Construction and land development	450,968	140,224	32,006	623,198
Consumer	70,462	8,049	1,789	80,300
Commercial real estate	221,660	589,523	1,213,441	2,024,624
Residential real estate	51,062	30,736	486,521	568,319
Net deferred fees and unearned income	—	—	—	(18,995)

Total loans, net	$1,195,295	$1,094,901	$1,808,438	$4,079,639

Interest rates:
Fixed	$266,781	$638,934	$455,425	$1,361,141
Variable	929,512	455,967	1,353,014	2,737,493

Net deferred fees and unearned income	—	—	—	(18,995)

Total loans, net	$1,195,295	$1,094,901	$1,808,439	$4,079,639

As of December 31, 2009, approximately $1.95 billion or 47.4% of total loans were subject to rate floors with a mean interest rate of 6.34%.

Concentrations of Lending Activities
The Company’s lending activities are primarily driven by the customers served in the market areas where the Company has branch offices in the States of Nevada, California and Arizona. The Company monitors concentrations within five broad categories: geography, industry, product, call code, and collateral. The Company grants commercial, construction, real estate and consumer loans to customers through branch offices located in the Company’s primary markets. The Company’s business is concentrated in these areas and the loan portfolio includes significant credit exposure to the commercial real estate market of these areas. As of December 31, 2009 and 2008, commercial real estate related loans accounted for approximately 64.6% and 63% of total loans, respectively, and approximately 5% and 15% of commercial real estate loans, respectively, are secured by undeveloped land. Substantially all of these loans are secured by first liens with an initial loan to value ratio of generally not more than 75%. Approximately 54% and 58% of these commercial real estate loans were owner occupied at December 31, 2009 and 2008, respectively. In addition, approximately 4% and 5% of total loans were unsecured as of December 31, 2009 and 2008, respectively.
Interest Reserves. Interest reserves are generally established at the time of the loan origination as an expense item in the budget for a construction and land development loan. The Company’s practice is to monitor the construction, sales and/or leasing progress to determine the feasibility of ongoing construction and development projects. If at any time during the life of the loan the project is determined not to be viable, the Company has the ability to discontinue the use of the interest reserve and take appropriate action to protect its collateral position via negotiation and/or legal action as deemed appropriate. At December 31, 2009, WAL had 97 loans with an outstanding balance of $164.4 million with available interest reserves of $11.1 million. In instances where projects have been determined unviable, the interest reserves have been frozen. This is a decrease from 174 loans at December 31, 2008 with an outstanding principal balance of $393.0 million and available interest reserve amounts of $21.1 million.
Non-performing loans: Nonperforming loans increased by $89.4 million, or 128.0% at December 31, 2009 to $159.2 million from $69.8 million at December 31, 2008. During 2009, total impaired loans increased 30.8%, from $178.4 million to $233.5 million at December 31, 2009.

	December 31,
	2009	2008	2007	2006	2005
	(dollars in thousands)
Total nonaccrual loans	$153,702	$58,302	$17,873	$1,417	$107
Loans past due 90 days or more and still accruing	5,538	11,515	779	794	34

Total nonperforming loans	159,239	69,817	18,652	2,211	141
Restructured loans	46,480	15,605	3,782	—	—
Other impaired loans	27,753	92,981	12,680	839	—

Total impaired loans	$233,472	$178,403	$35,114	$3,050	$141

Other repossessed assets	$83,347	$14,545	$3,412	$—	$—
Nonaccrual loans to gross loans	3.77%	1.42%	0.49%	0.05%	0.01%
Loans past due 90 days or more and still accruing to total loans	0.14	0.28	0.02	0.03	0.00
Interest income received on nonaccrual loans	$624	$488	$30	$120	$1
Interest income that would have been recorded under the original terms of nonccrual loans	$8,713	$1,827	$765	$147	$10

The composite of nonaccrual loans were as follows:

	At December 31, 2009			At December 31, 2008
	Nonaccrual		Percent of	Nonaccrual		Percent of
	Balance	%	Total Loans	Balance	%	Total Loans
	(dollars in thousands)
Residential construction and land	$17,539	11.41%	0.43%	$16,651	28.56%	0.40%
Commercial construction and land	46,540	30.28%	1.14%	11,628	19.94%	0.28%
Residential real estate	30,000	19.52%	0.73%	15,062	25.84%	0.37%
Commercial real estate	42,253	27.49%	1.04%	9,329	16.00%	0.23%
Commercial and industrial	17,134	11.15%	0.42%	5,614	9.63%	0.14%
Consumer	236	0.15%	0.01%	18	0.03%	0.00%

Total nonaccrual loans	$153,702	100.00%	3.77%	$58,302	100.00%	1.42%

As of December 31, 2009 and December 31, 2008, nonaccrual loans totaled $153.7 million and $58.3 million, respectively. Nonaccrual loans at December 31, 2009 consisted of multiple customer relationships with no single customer relationship having a principal balance greater than $8.9 million. Nonaccrual loans by bank at December 31, 2009 were $105.2 million at Bank of Nevada, $20.9 million at Alliance Bank of Arizona, $16.4 million at Torrey Pines Bank, $9.4 million at First Independent Bank of Nevada, and $1.8 million at Alta Alliance Bank. Nonaccrual loans as a percentage of total gross loans were 3.77% at December 31, 2009. Non-accrual loans as a percentage of each bank’s total gross loans were 5.06% at Bank of Nevada, 2.79% at Alliance Bank of Arizona, 1.99% at Torrey Pines Bank, 2.45% at First Independent Bank of Nevada and 1.67% at Alta Alliance Bank. Residential construction and land loans and residential real estate loans comprised approximately 30.9% of nonaccrual loans at December 31, 2009 compared to approximately 54.3% at December 31, 2008.
Impaired loans: A loan is identified as impaired when it is probable that interest and principal will not be collected according to the contractual terms of the loan agreement. Most impaired loans are classified as nonaccrual. However, there are some loans that are termed impaired due to doubt regarding collectability according to contractual terms, but are both fully secured by collateral and are current in their interest and principal payments. These impaired loans are not classified as nonaccrual. A valuation allowance is established for an impaired loan when the fair value of the loan is less than the recorded investment. Impaired loans are measured in accordance with ASC Topic 310, Receivables, utilizing the fair value of the collateral for collateral dependent loans or an analysis of the discounted cash flows.
Troubled Debt Restructured Loans: A troubled debt restructured loan is a loan on which the Bank, for reasons related to a borrower’s financial difficulties, grants a concession to the borrower that the Bank would not otherwise consider.
The loan terms which have been modified or restructured due to a borrower’s financial situation include, but are not limited to, a reduction in the stated interest rate, an extension of the maturity at an interest rate below current market, a reduction in the face amount of the debt, a reduction in the accrued interest, or re-aging, extensions, deferrals, renewals and rewrites. A troubled debt restructured loan would generally be considered impaired.
As of December 31, 2009, December 31, 2008 and December 31, 2007, the aggregate total amount of loans classified as impaired, was $233.5 million, $178.4 million and $35.1 million, respectively. The total specific allowance for loan losses related to these loans was $13.4 million, $14.1 million and $6.6 million for December 31, 2009, 2008 and 2007, respectively. As of December 31, 2009 and December 31, 2008, we had $46.5 million and $15.6 million, respectively, in loans classified as restructured loans. The increases in total impaired loans and restructured loans were primarily due to the continued overall decline in economic conditions. The increase in impaired loans at December 31, 2009, of $55.1 million from December 31, 2008 is mostly attributed to the increase in commercial real estate impaired loans which were $36.0 million at December 31, 2008 compared to $85.4 million at December 31, 2009, an increase of $49.4 million. In addition, impaired residential real estate loans and impaired construction and land loans also increased by $22.2 million and $13.2 million, respectively from $17.4 million and $76.1 million at December 31, 2008, to $39.6 million and $89.3 million at December 31, 2009. Impaired commercial and industrial loans declined from $48.9 million at December 31, 2008 to $18.9 million at December 31, 2009.

The breakdown of total impaired loans and the related specific reserves is as follows:

	December 31, 2009
	Impaired		Percent of	Specific	% of	Percent of
	Balance	%	Total Loans	Reserve	Reserve	Total Allowance
	(dollars in thousands)
Construction and land development	$89,314	38.26%	2.19%	$5,314	39.71%	4.89%
Residential real estate	39,619	16.97%	0.97%	4,443	33.20%	4.09%
Commercial real estate	85,377	36.57%	2.09%	2,377	17.76%	2.19%
Commercial and industrial	18,926	8.10%	0.46%	1,167	8.72%	1.07%
Consumer	236	0.10%	0.01%	82	0.61%	0.08%

Total impaired loans	$233,472	100.00%	5.72%	$13,383	100.00%	12.32%

The amount of interest income recognized on impaired loans for the years ended December 31, 2009, 2008 and 2007 was approximately $10.5 million, $10.5 million and $30,000, respectively.
Allowance for Credit Losses
The following table summarizes the activity in our allowance for credit losses for the period indicated.

	Year Ended December 31,
	2009	2008	2007	2006	2005
	(dollars in thousands)
Allowance for credit losses:
Balance at beginning of period	$74,827	$49,305	$33,551	$21,192	$15,271
Provisions charged to operating expenses	149,099	68,189	20,259	4,660	6,179
Acquisitions	—	—	3,419	8,768	—
Recoveries of loans previously charged-off:
Construction and land development	1,708	32	—	—	—
Commercial real estate	230	3	—	—	—
Residential real estate	545	43	—	5	3
Commercial and industrial	1,529	533	213	324	164
Consumer	173	37	49	107	29

Total recoveries	4,185	648	262	436	196
Loans charged-off:
Construction and land development	35,807	16,715	2,361	64	—
Commercial real estate	16,756	2,912	—	—	—
Residential real estate	24,082	6,643	49	—	—
Commercial and industrial	38,573	15,937	5,304	1,273	194
Consumer	4,270	1,108	472	168	260

Total charged-off	119,488	43,315	8,186	1,505	454
Net charge-offs	115,303	42,667	7,924	1,069	258

Balance at end of period	$108,623	$74,827	$49,305	$33,551	$21,192

Net charge-offs to average loans outstanding	2.86%	1.10%	0.23%	0.04%	0.02%
Allowance for credit losses to gross loans	2.66	1.83	1.36	1.12	1.18

The following table summarizes the allocation of the allowance for credit losses by loan type. However, allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories:

	December 31,
	2009		2008		2007		2006		2005
	(dollars in thousands)
		% of		% of		% of		% of		% of
		Loans in		Loans in		Loans in		Loans in		Loans in
		Each		Each		Each		Each		Each
		Category		Category		Category		Category		Category
		to Gross		to Gross		to Gross		to Gross		to Gross
	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans

Construction and land development	$29,608	15.2%	$28,010	20.0%	$18,979	22.1%	$13,456	23.8%	$6,646	24.1%
Commercial R.E.	16,279	49.4	11,870	42.9	10,929	41.6	6,483	41.0	3,050	40.5
Residential R.E.	24,397	13.9	11,735	14.4	3,184	13.5	1,729	12.8	1,219	15.2
Commercial and industrial	31,883	19.6	19,867	21.0	15,442	21.5	11,312	21.5	9,842	19.1
Consumer	6,456	2.0	3,345	1.7	771	1.3	571	0.9	435	1.1

Total	$108,623	100.0%	$74,827	100.0%	$49,305	100.0%	$33,551	100.0%	$21,192	100.0%

The allowance for credit losses as a percentage of total loans increased to 2.66% at December 31, 2009 from 1.83% at December 31, 2008 and 1.36% at December 31, 2007. This increased credit loss reserve at December 31, 2009 was due to the increased credit quality deterioration in our loan portfolio as a result of current market conditions. The increase in impaired loans of 30.9% and total non-performing assets of 189.1% for 2009 compared to 2008, were the primary causes of the increased allowance for credit losses. In addition, in the fourth quarter of 2009, the Company added a premium component to the allowance for credit losses calculation to account for the additional risk in the classified and criticized asset loans.
Potential Problem Loans
The Company classifies loans consistent with federal banking regulations using a nine category grading system. These loan grades are described in further detail in the Item 1, Business of this Form 10-K. The following table presents information regarding potential problem loans, consisting of loans graded watch, substandard, doubtful, and loss, but still performing:

	At December 31, 2009
	Number	Loan	Percent of
	of Loans	Balance	Total Loans
	(dollars in thousands)
Construction and land development	91	$146,822	3.60%
Commercial real estate	168	201,972	4.95%
Residential real estate	114	43,706	1.07%
Commercial and industrial	331	72,365	1.77%
Consumer	37	2,231	0.05%

Total	741	$467,096	11.44%

Total potential problem loans consisted of 741 loans and totaled approximately $467.1 million at December 31, 2009. These loans are primarily secured by real estate.

Investments
The investment securities portfolio of the Company is utilized as collateral for borrowings, required collateral for public agencies and customer deposits, and to manage liquidity, capital and interest rate risk.
The following table summarizes the carrying value of the investment securities portfolio:

	At December 31,
	2009	2008	2007
	(in thousands)
U.S. Treasury securities	$—	$8,170	$—
U.S. Government sponsored agency securities	2,479	2,511	24,128
Direct obligation and GSE residential mortgage-backed securities	655,073	436,804	339,794
Private label residential mortgage-backed	18,175	38,428	162,990
Municipal obligations	5,380	18,956	22,211
Adjustable rate preferred stock	18,296	27,722	29,710
Trust preferred securities	22,050	16,301	25,825
Collateralized debt obligations	918	1,219	116,302
FDIC guaranteed corporate bonds	71,190	—	—
Other	17,189	15,266	15,240

Total investment securities	$810,750	$565,377	$736,200

Weighted average yield is calculated by dividing income within each maturity range by the outstanding amount of the related investment and has not been tax affected on tax-exempt obligations. Securities available for sale are carried at amortized cost in the table below for purposes of calculating the weighted average yield received on such securities.
The maturity distribution and weighted average yield of our investment security portfolios at December 31, 2009 are summarized in the table below.

	Due under				Due 5-10		Due over
	1 Year		Due 1-5 Years		Years		10 Years		Total
December 31, 2009	Amount/Yield		Amount/Yield		Amount/Yield		Amount/Yield		Amount/Yield
	(dollars in thousands)
Available for Sale
Municipal obligations	$—	0.00%	$15	4.79%	$57	6.10%	$244	5.68%	$316	5.71%
Adjustable-rate preferred stock	—	0.00	—	0.00	—	0.00	18,296	1.86	18,296	1.86
Direct obligation & GSE residential	—	0.00	—	0.00	1,399	4.80	604,357	3.13	605,756	3.14
Private label residential mortgage- backed securities	—	0.00	—	0.00	—	0.00	11,301	4.81	11,301	4.81
Trust Preferred	—	0.00	—	0.00	—	0.00	22,050	1.16	22,050	1.16
Corporate bonds	—	0.00	71,190	1.39	—	0.00	—	0.00	71,190	1.39
Other	15,689	3.43	—	0.00	—	0.00	—	0.00	15,689	3.43

Total available for sale	$15,689	3.43%	$71,205	1.39%	$1,456	4.85%	$656,248	3.06%	$744,598	2.92%

Held to Maturity
Municipal obligations	$2,029	3.81%	$648	7.00%	$1,387	6.81%	$1,000	7.28%	$5,064	5.73%
Collateralized debt obligations	—	0.00	—	0.00	—	0.00	918	12.37	918	12.37
Other	—	0.00	—	0.00	—	0.00	—	0.00	1,500	0.00

Total held-to-maturity	$2,029	0.00%	$648	7.00	$1,387	6.81%	$1,918	9.73%	$7,482	5.40%

Measured at fair value
U.S. Government agency securities	$—	0.00%	$—	0.00%	$—	0.00%	$2,479	5.00%	$2,479	5.00%
Direct obligation & GSE residential	1,929	5.51	—	0.00	10,044	5.13	37,344	4.45	49,317	4.62
Private label residential mortgage- backed securities	—	0.00	—	0.00	—	0.00	6,874	17.20	6,874	17.20

Total measured at fair value	$1,929	5.51%	$—	5.38%	$10,044	5.13%	$46,697	6.36%	$58,670	6.11%

The Company does not own any subprime mortgage-backed securities in its investment portfolio. All but $7.8 million of our remaining mortgage-backed securities are rated AAA and backed by prime mortgage collateral.
Gross unrealized losses at December 31, 2009 are primarily caused by interest rate fluctuations, credit spread widening and reduced liquidity in applicable markets. The Company has reviewed securities on which there is an unrealized loss in accordance with its accounting policy for OTTI described in Note 3, Investment Securities, and recorded impairment charges totaling $43.8 million and $156.8 million for the twelve months ended December 31, 2009 and 2008, respectively. For 2009, this includes $36.4 million related to impairment losses in the Company’s ARPS, $3.4 million related to impairment losses to the Company’s CDO portfolio and $4.0 million related to the Company’s collateralized mortgage obligation (“CMO”) portfolio. For 2008, this includes a $127.2 million impairment charge related to the Company’s CDO portfolio, $22.1 million related to impairment losses in the Company’s ARPS, $2.2 million related to impairment losses in the Company’s collateralized mortgage obligations (“CMO”) portfolio and $5.3 million related to impairment losses of two auction-rate leveraged securities.

The Company does not consider any other securities to be other-than-temporarily impaired as of December 31, 2009 and 2008. However, without recovery in the near term such that liquidity returns to the applicable markets and spreads return to levels that reflect underlying credit characteristics, additional OTTI may occur in future periods. At December 31, 2009, the Company had the intent and ability to retain its investments for a period of time sufficient to allow for any anticipated recovery in fair value.
Premises and Equipment
On December 30, 2005, the Company purchased the corporate headquarters of Bank of Nevada for a total acquisition price of approximately $16.3 million. The location was previously leased by the Company. In connection with this purchase, the Company assumed a note on the building. The note amount at December 31, 2009 and 2008 was $9.4 million and $9.5 million, respectively. The note, which had a fixed interest rate of 8.79%, matured and was paid in full in February 2010. The note was collateralized by the purchased building.
Goodwill and Other Intangible Assets
Total goodwill impairment for the years ended December 31, 2009 and 2008 was $49.7 million and $138.8 million, respectively. The Company utilizes three general approaches to the valuation testing: the asset-based approach, the market approach and the income approach. Specifically, the Company uses the capitalized earnings, capitalized tangible book value, core deposit premium plus tangible book value, and discounted cash flow calculations in the valuation analysis based on available market and Company information. In addition, the Company includes a market capitalization analysis in the calculation of goodwill impairment.
The Company tests for impairment of goodwill as of October 1 of each year, and again at any quarter-end if any triggering events occur during a quarter that may affect goodwill. For this testing the Company typically works together with a third-party valuation firm to perform a “Step 1” test for potential goodwill impairment of the Company’s bank subsidiaries. At October 1, 2009, it was determined that the Bank of Nevada and Shine reporting units failed Step 1 of the testing.
In performing the Step 2 analysis, the Company determines the fair value of its assets and liabilities and deducts this amount from the fair value of the respective reporting unit as determined in Step 1 to imply a fair value of its goodwill in an acquisition. For the Bank of Nevada reporting unit, the Company worked with an outside third party valuation specialist to estimate the fair value of the loan and deposit portfolios using a discounted cash flow approach. Significant assumptions used in the loan portfolio valuation involved (1) the stratification of the loan portfolio into pools based on their respective credit risk characteristics, (2) the individual pool yields were compared to market yields in conjunction with their remaining months to maturity and prepayments speeds, and (3) a credit loss factor was incorporated into the cash flows. The key assumptions used in the Company’s analysis involved the level of credit quality and thus the credit risk existing within each pool of the loan portfolio.
The Company determined at the conclusion of its Step 2 analysis that the fair value of the goodwill in the Bank of Nevada reporting unit exceeded its carrying value of $23.2 million and that no impairment of goodwill existed at the testing date. For the Shine reporting unit, a goodwill impairment charge of $4.1 million was made as a result of the Step 2 results.
During the first quarter of 2009, the Company determined that it was necessary to perform an interim test for goodwill impairment on the Bank of Nevada reporting unit. As a result of this goodwill impairment test, the Company determined that the Bank of Nevada reporting unit was impaired by $45.0 million. During the third quarter of 2009, the Company performed an interim test of goodwill on its former subsidiary Miller/Russell and Associates, Inc. As a result of this goodwill impairment test, the Company determined that the Miller/Russell and Associates, Inc. reporting unit was impaired by $0.6 million.
The goodwill impairment charges had no effect on the Company’s cash balances or liquidity. In addition, because goodwill is not included in the calculation of regulatory capital, the Company’s regulatory ratios were not affected by these non-cash expenses. No assurance can be given that goodwill will not be further impaired in future periods.
The goodwill impairment charges recorded in 2008 were $79.2 million related to First Independent Bank of Nevada and $59.6 million related to Bank of Nevada. The Company had no goodwill impairment charges in 2007.
Deposits
The average balances and weighted average rates paid on deposits for the years ended December 31, 2009, 2008 and 2007 are presented below.

	Year Ended December 31,
	2009 Average		2008 Average		2007 Average
	Balance/Rate		Balance/Rate		Balance/Rate
	(dollars in thousands)

Interest checking (NOW)	$303,388	1.06%	$253,783	1.56%	$259,774	2.46%
Savings and money market	1,666,728	1.61	1,517,189	2.34	1,602,980	3.67
Time	1,280,381	2.48	781,828	3.80	681,229	4.83

Total interest-bearing deposits	3,250,497	1.90	2,552,800	2.71	2,543,983	3.86
Noninterest bearing demand deposits	1,070,011	—	961,703	—	1,065,592	—

Total deposits	$4,320,508	1.43%	$3,514,503	1.97%	$3,609,575	2.72%

Total deposits increased to $4.72 billion at December 31, 2009, from $3.65 billion at December 31, 2008, an increase of $1.07 billion or 29.3%. This increase was primarily from certificates of deposit as customers looked for safe investments during turbulent economic times. In addition non-interest bearing demand deposit accounts increased by 14.5% to $1.16 billion at December 31, 2009 from $1.01 billion at December 31, 2008. Deposits have historically been the primary source of funding the Company’s asset growth. In addition, most of the banking subsidiaries are members of Certificate of Deposit Registry Service (“CDARS”). CDARS provides a mechanism for obtaining FDIC insurance for large deposits which also helped to increase deposits in 2009.
Certificates of Deposit of $100,000 or More
The table below discloses the remaining maturity for certificates of deposit of $100,000 or more as of December 31, 2009:

Remaining Maturity:	Totals
(in thousands)

3 months or less	$424,864
3 to 6 months	308,006
6 to 12 months	372,304
Over 12 months	99,988

$1,205,162

Other Assets Acquired Through Foreclosure
Other assets acquired through foreclosure consist primarily of properties acquired as a result of, or in-lieu-of, foreclosure. Properties or other assets (primarily repossessed assets formerly leased) are classified as other real estate owned and other repossessed property and are reported at the lower of carrying value or fair value, less estimated costs to sell the property. Costs relating to the development or improvement of the assets are capitalized and costs relating to holding the assets are charged to expense. The Company had $83.3 million and $14.5 million, respectively of such assets at December 31, 2009 and December 31, 2008. When significant adjustments were based on unobservable inputs, such as when a current appraised value is not available or management determines the fair value of the collateral is further impaired below appraised value and there is no observable market price, the resulting fair value measurement has been categorized as a Level 3 measurement.
Capital Resources
The Company and the Banks are subject to various regulatory capital requirements administered by the Federal banking agencies. Failure to meet minimum capital requirements could trigger certain mandatory or discretionary actions that, if undertaken, could have a direct material effect on the Company’s business and financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Banks must meet specific capital guidelines that involve qualitative measures of their assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.
Quantitative measures established by regulation to ensure capital adequacy require the Company and the Banks to maintain minimum amounts and ratios of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 2009, that the Company and the Banks meet all capital adequacy requirements to which they are subject.
As of December 31, 2009, the Company and each of its subsidiaries met the minimum capital ratio requirements necessary to be classified as well-capitalized, as defined by the banking agencies. To be categorized as well-capitalized, the Banks must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the table below. In addition to the minimal capital ratios noted below, in accordance with a consent order issued by the FDIC on November 13, 2009 (the “Consent Order”), Torrey Pines Bank has adopted a plan to maintain a minimum Tier 1 ratio of 8%.

The actual capital amounts and ratios for the Banks and Company as of December 31 are presented in the following table:

			Risk-	Tangible	Total	Tier 1	Tier 1
	Total	Tier 1	Weighted	Average	Capital	Capital	Leverage
	Capital	Capital	Assets	Assets	Ratio	Ratio	Ratio
	(dollars in thousands)
December 31, 2009
WAL (Consolidated)	666,287	547,746	4,632,891	5,756,917	14.4%	11.8%	9.5%
Bank of Nevada	272,703	183,639	2,286,178	2,755,559	11.9%	8.0%	6.7%
Alliance Bank of Arizona	97,141	68,801	820,572	1,107,836	11.8%	8.4%	6.2%
Torrey Pines Bank	125,870	94,073	948,241	1,116,767	13.3%	9.9%	8.4%
First Independent Bank	54,669	44,058	444,981	526,746	12.3%	9.9%	8.4%
Alta Alliance Bank	23,552	22,105	114,528	174,588	20.6%	19.3%	12.7%

Well-capitalized ratios					10.0%	6.0%	5.0%
Minimum capital ratios					8.0%	4.0%	4.0%

December 31, 2008
WAL (Consolidated)	$581,085	$462,068	4,704,210	5,257,851	12.3%	9.8%	8.9%
Bank of Nevada	297,606	204,727	2,618,448	3,015,366	11.4%	7.8%	6.8%
Alliance Bank of Arizona	90,635	63,018	766,061	862,208	11.8%	8.2%	7.3%
Torrey Pines Bank	87,355	57,210	809,956	832,935	10.8%	7.1%	6.9%
First Independent Bank	62,466	52,328	410,253	480,602	15.2%	12.8%	10.9%
Alta Alliance Bank	17,526	16,291	117,711	134,592	14.9%	13.8%	12.1%

Well-capitalized ratios					10.0%	6.0%	5.0%
Minimum capital ratios					8.0%	4.0%	4.0%
Additionally, State of Nevada banking regulations restrict distribution of the net assets of Bank of Nevada and First Independent Bank of Nevada because such regulations require the sum of each bank’s stockholders’ equity and reserve for loan losses to be at least 6% of the average of each bank’s total daily deposit liabilities for the preceding 60 days. As a result of these regulations, approximately $133.9 million and $107.7 million of Bank of Nevada’s stockholders’ equity was restricted at December 31, 2009 and 2008, respectively. Approximately $27.7 and $24.0 million of First Independent’s stockholders’ equity was restricted at December 31, 2008 and 2007, respectively.
The States of Nevada and Arizona require that trust companies maintain capital of at least $300,000 and $500,000 respectively. Premier Trust meets these capital requirements as of December 31, 2009 and 2008.
For information on the Companies capital raises, see Item 5 — “Market for Registrants Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities — Sales of Unregistered Securities.”

JUNIOR SUBORDINATED AND SUBORDINATED DEBT
The Company has formed or acquired through mergers six statutory business trusts, which exist for the exclusive purpose of issuing Cumulative Trust Preferred Securities. All of the funds raised from the issuance of these securities were passed to the Company and are reflected in the accompanying balance sheet as junior subordinated debt in the amount of $42.4 million. The junior subordinated debt has contractual balances and maturity dates as follows:

		December 31,
Name of Trust	Maturity	2009	2008
		(in thousands)
BankWest Nevada Capital Trust II	2033	$15,464	$15,464
Intermountain First Statutory Trust I	2034	10,310	10,310
WAL Trust No. 1	2036	20,619	20,619
First Independent Capital Trust I	2034	7,217	7,217
WAL Statutory Trust No. 2	2037	5,155	5,155
WAL Statutory Trust No. 3	2037	7,732	7,732

		$66,497	$66,497
Unrealized gains on trust preferred securities measured at fair value, net		(24,059)	(23,459)

		$42,438	$43,038

The weighted average contractual rate of the junior subordinated debt was 4.37% and 5.12% as of December 31, 2009 and 2008, respectively.
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
The subordinated debt has contractual balances and maturity dates as follows:

		December 31,
Borrower	Maturity	2009	2008
		(in thousands)
Bank of Nevada	2016	$40,000	$40,000
Bank of Nevada	2017	20,000	20,000

		$60,000	$60,000

The weighted average contractual rate of the subordinated debt was 3.09% and 2.76% as of December 31, 2009 and 2008, respectively.
The interest rate on the subordinated debt increases by 3 percentage points upon occurrence of any event of default. In addition, in the event of any such default the holder has the right to accelerate the indebtedness, subject to FDIC approval.
Contractual Obligations and Off-Balance Sheet Arrangements
The Company enters into contracts for services in the ordinary course of business that may require payment for services to be provided in the future and may contain penalty clauses for early termination of the contracts. To meet the financing needs of customers, the Company has financial instruments with off-balance sheet risk, including commitments to extend credit and standby letters of credit. The Company has also committed to irrevocably and unconditionally guarantee the following payments or distributions with respect to the holders of preferred securities to the extent that BankWest Nevada Trust I, BankWest Nevada Trust II, Intermountain First Statutory Trust I, and WAL Trust No. 1 have not made such payments or distributions: (1) accrued and unpaid distributions, (2) the redemption price, and (3) upon a dissolution or termination of the trust, the lesser of the liquidation amount and all accrued and unpaid distributions and the amount of assets of the trust remaining available for distribution. The Company does not believe that these off-balance sheet arrangements have or are reasonably likely to have a material effect on its financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources. However, there can be no assurance that such arrangements will not have a future effect.

The following table sets forth our significant contractual obligations as of December 31, 2009.

	Payments Due by Period
	(in thousands)
		Less Than	1-3	3-5	After
	Total	1 Year	Years	Years	5 Years
	(in thousands)
Long-term borrowed funds	$29,352	$29,352	$—	$—	$—
Junior subordinated deferrable interest debentures	42,438	—	—	—	42,438
Subordinated debt	60,000	—	—	—	60,000
Purchase obligations	3,200	2,200	850	150	—
Operating lease obligations	22,700	4,698	8,598	5,015	4,389

Total	$157,690	$36,250	$9,448	$5,165	$106,827

Off balance sheet commitments associated with outstanding letters of credit, commitments to extend credit, and credit card guarantees as of December 31, 2009 are summarized below. Since commitments associated with letters of credit and commitments to extend credit may expire unused, the amounts shown do not necessarily reflect the actual future cash funding requirements.

	Total	Amount of Commitment Expiration Per Period
	Amounts	Less Than	1-3	3-5	After
	Committed	1 Year	Years	Years	5 Years
	(in thousands)
Commitments to extend credit	$682,870	$470,302	$87,407	$15,302	$109,859
Credit card commitments and guarantees	305,903	305,903	—	—	—
Standby letters of credit	38,891	38,343	548	—	—

Total	$1,027,664	$814,548	$87,955	$15,302	$109,859

The following table sets forth certain information regarding FHLB and FRB advances and customer repurchase agreements.

	December 31,
	2009	2008	2007
	($ in thousands)
FHLB and FRB Advances and other:
Maximum month-end balance	$635,500	$955,100	$489,330
Balance at end of year	—	586,120	489,330
Average balance	228,951	643,698	149,278
Customer Repurchase Accounts:
Maximum month-end balance	307,367	345,182	275,016
Balance at end of year	223,269	321,004	275,016
Average balance	279,477	252,611	200,043

Total Short-Term Borrowed Funds	$223,269	$907,124	$764,346

Weighted average interest rate at end of year	1.02%	0.85%	3.41%

Weighted average interest rate during year	0.99%	2.20%	4.44%
Short-Term Borrowed Funds. The Company utilizes short-term borrowed funds to support short-term liquidity needs generally created by increased loan demand. The majority of these short-term borrowed funds consist of advances from the FHLB and FRB and customer repurchase agreements. The Company’s borrowing capacity at FHLB and FRB is determined based on collateral pledged, generally consisting of securities and loans. In addition, the Company has borrowing capacity from other sources pledged by securities, including securities sold under agreements to repurchase, which are reflected at the amount of cash received in connection with the transaction, and may require additional collateral based on the fair value of the underlying securities. At December 31, 2009, total short-term borrowed funds consisted of customer repurchases of $223.3 million with a weighted average rate of 1.02%. At December 31, 2008, total short-term borrowed funds were $907.1 million, with a weighted average interest rate at year end of 0.85%. compared to total short-term borrowed funds of $764.3 million as of December 31, 2007 with a weighted average interest rate at year end of 3.41%. The decrease of $683.9 million in short-term borrowings for 2009 compared to 2008 is due to the Company’s increased liquidity as a result of successful growth in deposits during the year and capital raise in the second quarter of 2009.

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
Allowance for Credit Losses: Credit risk is inherent in the business of extending loans and leases to borrowers. Like other financial institutions, the Company must maintain an adequate allowance for credit losses. The allowance for credit losses is established through a provision for credit losses charged to expense. Loans are charged against the allowance for credit losses when Management believes that collectability of the contractual principal or interest is unlikely. Subsequent recoveries, if any, are credited to the allowance. The allowance is an amount believed adequate to absorb probable losses on existing loans that may become uncollectable, based on evaluation of the collectability of loans and prior credit loss experience, together with the other factors noted earlier. The Company formally determines the adequacy of the allowance for credit losses on a quarterly basis.
Our allowance for credit loss methodology incorporates several quantitative and qualitative risk factors used to establish the appropriate allowance for credit losses at each reporting date. Quantitative factors include our historical loss experience, delinquency and charge-off trends, collateral values, changes in the level of nonperforming loans and other factors. Qualitative factors include the economic condition of our operating markets and the state of certain industries. Specific changes in the risk factors are based on perceived risk of similar groups of loans classified by collateral type, purpose and terms. Statistics on local trends, and an internal one-year and three-year loss history are also incorporated into the allowance calculation model. Due to the credit concentration of our loan portfolio in real estate secured loans, the value of collateral is heavily dependent on real estate values in Nevada, Arizona and California, which have declined significantly in recent periods. While management uses the best information available to make its evaluation, future adjustments to the allowance may be necessary if there are significant changes in economic or other conditions. In addition, the FDIC, and state banking regulatory agencies, as an integral part of their examination processes, periodically review our subsidiary banks’ allowances for credit losses, and may require us to make additions to our allowance based on their judgment about information available to them at the time of their examinations. Management regularly reviews the assumptions and formulae used in determining the allowance and makes adjustments if required to reflect the current risk profile of the portfolio.
The allowance consists of specific and general components. The specific allowance relates to impaired loans. Impaired loans include those where interest recognition has been suspended, loans that are more than 90 days delinquent but because of adequate collateral coverage income continues to be recognized, and other classified loans not paying substantially according to the original contract terms. For such loans, an allowance is established when the discounted cash flows, collateral value or observable market price of the impaired loan are lower than the carrying value of that loan, pursuant to ASC 310. Loans not collateral dependent are evaluated based on the expected future cash flows discounted at the current contractual interest rate. The amount to which the present value falls short of the current loan obligation will be set up as a reserve for that account.
The Company uses an appraised value method to determine the need for a reserve on collateral dependent loans and further discount the appraisal for disposition costs. Due to the rapidly changing economic and market conditions of the regions within which we operate, the Company obtains independent collateral valuation analysis on a regular basis for each loan, typically every six months. Because of the rapid decline in real estate prices recently, we further discount appraisals performed more than three months from the end of the quarter to compensate for this unprecedented economic environment, as cash flows warrant.
The general allowance covers all non-impaired loans and is based on historical loss experience adjusted for the various qualitative and quantitative factors listed above. The change in the allowance from one reporting period to the next may not directly correlate to the rate of change of the nonperforming loans for the following reasons:
1. A loan moving from impaired performing to impaired nonperforming does not mandate an increased reserve. The individual account is evaluated for a specific reserve requirement when the loan moves to impaired status, not when it moves to nonperforming status, and is reevaluated at each reporting period. Because our nonperforming loans are predominately collateral dependent, reserves are primarily based on collateral value, which is not affected by borrower performance but rather by market conditions.

2. Although real estate values have declined substantially during this year driving higher reserve requirements, our unprecedented level of charge-offs of $119.5 million year-to-date 2009 has kept close pace, resulting in only a $0.7 million decrease in our specific reserves on impaired accounts from $14.1 million at December 31, 2008 to $13.4 million at December 31, 2009.
3. Not all impaired accounts require a specific reserve. The payment performance of the borrower may require an impaired classification, but the collateral evaluation may support adequate collateral coverage. For a number of impaired accounts in which borrower performance has ceased, the collateral coverage is now sufficient because a partial charge off of the account has been taken. In those instances, neither a general reserve nor a specific reserve is assessed. Notwithstanding the level of impaired accounts increased by 30.9% year-to-date 2009, the percentage of reserved impaired accounts has fallen significantly. At December 31, 2008, 54.3% of the impaired accounts had assigned reserves compared to 5.7% at December 31, 2009.
Although we believe the levels of the allowance as of December 31, 2009 and 2008 were adequate to absorb probable losses in the loan portfolio, a further decline in economic conditions or other factors could result in increasing losses that cannot be reasonably estimated at this time.
Investment Securities: Investment securities may be classified as held-to-maturity (“HTM”), available-for-sale (“AFS”) or trading. The appropriate classification is initially decided at the time of purchase. Securities classified as held-to-maturity are those debt securities the Company has both the intent and ability to hold to maturity regardless of changes in market conditions, liquidity needs or general economic conditions. These securities are carried at amortized cost. The sale of a security within three months of its maturity date or after at least 85 percent of the principal outstanding has been collected is considered a maturity for purposes of classification and disclosure.
Securities classified as AFS or trading are reported as an asset on the Consolidated Balance Sheets at their estimated fair value. As the fair value of AFS securities changes, the changes are reported net of income tax as an element of other comprehensive income (“OCI”), except for impaired securities. When AFS securities are sold, the unrealized gain or loss is reclassified from OCI to non-interest income. The changes in the fair values of trading securities are reported in non-interest income. Securities classified as AFS are both equity and debt securities the Company intends to hold for an indefinite period of time, but not necessarily to maturity. Any decision to sell a security classified as AFS would be based on various factors, including significant movements in interest rates, changes in the maturity mix of the Company’s assets and liabilities, liquidity needs, and regulatory capital considerations.
Interest income is recognized based on the coupon rate and increased by accretion of discounts earned or decreased by the amortization of premiums paid over the contractual life of the security using the interest method. For mortgage-backed securities, estimates of prepayments are considered in the constant yield calculations.
In estimating whether there are any other than temporary impairment losses, management considers 1) the length of time and the extent to which the fair value has been less than amortized cost, 2) the financial condition and near term prospects of the issuer, 3) the impact of changes in market interest rates and 4) the intent and ability of the Company to retain its investment for a period of time sufficient to allow for any anticipated recovery in fair value.
Declines in the fair value of individual debt securities available for sale that are deemed to be other than temporary are reflected in earnings when identified. The fair value of the debt security then becomes the new cost basis. For individual debt securities where the Company does not intend to sell the security and it is not more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis, the other than temporary decline in fair value of the debt security related to 1) credit loss is recognized in earnings and 2) market or other factors is recognized in other comprehensive income or loss. Credit loss is recorded if the present value of cash flows is less than amortized cost. For individual debt securities where the Company intends to sell the security or more likely than not will not recover all of its amortized cost, the other than temporary impairment is recognized in earnings equal to the entire difference between the securities cost basis and its fair value at the balance sheet date. For individual debt securities that credit loss has been recognized in earnings, interest accruals and amortization and accretion of premiums and discounts are suspended when the credit loss is recognized. Interest received after accruals have been suspended is recognized on a cash basis.
Securities measured at fair value are equity and debt securities for which the Company elected early adoption of FASB ASC 825 “Financial Instruments,” effective January 1, 2007. Securities for which the fair value measurement classification was made generally were fixed rate with a relatively long duration and low coupon rates. Securities measured at fair value are reported at fair value with unrealized gains and losses included in current period earnings.

Goodwill: The Company recorded as goodwill the excess of the purchase price over the fair value of the identifiable net assets acquired in accordance with applicable guidance. As per this guidance, a two-step process is outlined for impairment testing of goodwill. Impairment testing is generally performed annually, as well as when an event triggering impairment may have occurred. The first step tests for impairment, while the second step, if necessary, measures the impairment. The resulting impairment amount if any is charged to current period earnings as non-interest expense.
Other intangible assets. The Company’s intangible assets consist of core deposit intangible assets, investment advisory and trust customer relationship intangibles, and are amortized over periods ranging from 6 to 12 years. The Company evaluates the remaining useful lives of its core deposit intangible assets each reporting period, as required by FASB ASC 350, Intangibles — Goodwill and Other, to determine whether events and circumstances warrant a revision to the remaining period of amortization. If the estimate of an intangible asset’s remaining useful life has changed, the remaining carrying amount of the intangible asset is amortized prospectively over that revised remaining useful life. As a result of current economic conditions, the Company revised its estimates of the useful lives of its core deposit intangibles during the year ended December 31, 2008. The Company made no further changes to these revised lives in 2009.
Stock compensation plans. The Company has the 2005 Stock Incentive Plan (the “Incentive Plan”), as amended, which is described more fully in Note 12, “Stockholder’s Equity.” Compensation expense for stock options and non-vested restricted stock awards is based on the fair value of the award on the measurement date, which, for the Company, is the date of the grant and is recognized ratably over the service period of the award. Prior to the Company’s initial public offering (“IPO”) the Company used the minimum value method to calculate the fair value of stock options. Subsequent to the Company’s IPO, the Company utilizes the Black-Scholes option-pricing model to calculate the fair value of stock options. The fair value of non-vested restricted stock awards is the market price of the Company’s stock on the date of grant. Prior to the Company’s initial public offering (“IPO”) the Company used the minimum value method to calculate the fair value of stock options. Subsequent to the IPO, the Company utilizes the Black-Scholes model to calculate the fair value of options.
During the years ended December 31, 2008 and 2006, the Company granted stock options to the directors of its subsidiaries. Directors of subsidiaries do not meet the definition of an employee under FASB ASC 718 Compensation. Accordingly, the Company applies FASB ASC 505 Equity to determine the measurement date for options granted to these directors. Therefore, the expense related to these options is re-measured each reporting date until the options are vested.
Income taxes. Western Alliance Bancorporation and its subsidiaries, other than BW Real Estate, Inc., file a consolidated federal tax return. Due to tax regulations, several items of income and expense are recognized in different periods for tax return purposes than for financial reporting purposes. These items represent “temporary differences.” Deferred taxes are provided on an asset and liability method whereby deferred tax assets are recognized for deductible temporary differences and tax credit carry-forwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effect of changes in tax laws and rates on the date of enactment.
Although realization is not assured, The Company believes that the realization of the recognized net deferred tax asset of $69.0 million at December 31, 2009 is more likely than not based on expectations as to future taxable income and based on available tax planning strategies as defined in ASC 740 that could be implemented if necessary to prevent a carryforward from expiring.
The most significant source of these timing differences the credit loss reserve build which accounts for substantially all of the net deferred tax asset. In general, the Company will need to generate approximately $185 million of taxable income during the respective carryforward periods to fully realize its deferred tax assets.
As a result of the recent losses, the Company is in a three-year cumulative pretax loss position at December 31, 2009. A cumulative loss position is considered significant negative evidence in assessing the realizability of a deferred tax asset. The Company has concluded that there is sufficient positive evidence to overcome this negative evidence. This positive evidence includes Company forecasts, exclusive of tax planning strategies, that show realization of deferred tax assets by December 31, 2013 based on current projections, or by December 13, 2014 under stressed conditions. In addition, the Company has evaluated tax planning strategies, including potential sales of businesses and assets in which it could realize the excess of appreciated value over the tax basis of its assets. The amount of deferred tax assets considered realizable, however, could be significantly reduced in the near term if estimates of future taxable income during the carryforward period are significantly lower than forecasted due to deterioration in market conditions.
Based on the above discussion, the net operating loss carryforward of 20 years provides sufficient time to utilize deferred federal and state tax assets pertaining to the existing net operating loss carryforwards and any NOL that would be created by the reversal of the future net deductions that have not yet been taken on a tax return.
We do not anticipate that current market events will adversely impact our ability to realize the future tax benefits of the net deferred tax assets. See Note 7, “Income Taxes” to the Consolidated Financial Statements for further discussion on income taxes.
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
The ability to have readily available funds sufficient to repay fully maturing liabilities is of primary importance to depositors, creditors and regulators. Our liquidity, represented by cash and amounts due from banks, federal funds sold and available-for-sale securities, is a result of our operating, investing and financing activities and related cash flows. In order to ensure funds are available when necessary, on at least a quarterly basis, we project the amount of funds that will be required, and we strive to maintain relationships with a diversified customer base. Liquidity requirements can also be met through short-term borrowings or the disposition of short-term assets. The Company has unsecured borrowing lines at correspondent banks totaling $48 million. In addition, loans and securities are pledged to the FHLB providing $624.5 million in borrowing capacity with outstanding lines of credit of $59.1 million, leaving $565.4 million in available credit as of December 31, 2009. Loans and securities pledged to the FRB discount window providing $419.9 million in borrowing capacity. As of December 31, 2009 there were no outstanding borrowings from the FRB, thus our available credit totaled $419.9 million.

The Company has a formal liquidity policy, and in the opinion of management, our liquid assets are considered adequate to meet cash flow needs for loan funding and deposit cash withdrawals for the next 90-120 days. At December 31, 2009, there was $732.2 million in liquid assets comprised of $450.9 million in cash and cash equivalents (including federal funds sold of $3.5 million) and $281.3 million in available-for-sale securities. At December 31, 2008, the Company maintained $580.3 million in liquid assets comprised of $140.0 million of cash and cash equivalents (including federal funds sold of $3.2 million) and $440.3 million of available-for-sale securities.
The holding company maintains additional liquidity that would be sufficient to fund its operations and certain nonbank affiliate operations for an extended period should funding from normal sources be disrupted. Since deposits are taken by the bank operating subsidiaries and not by the parent company, parent company liquidity is not dependant on the bank operating subsidiaries’ deposit balances. In our analysis of parent company liquidity, we assume that the parent company is unable to generate funds from additional debt or equity issuance, receives no dividend income from subsidiaries, and does not pay dividends to shareholders, while continuing to meet nondiscretionary uses needed to maintain operations and repayment of contractual principal and interest payments owed by the parent company and affiliated companies. Under this scenario, the amount of time the parent company and its nonbank subsidiaries can operate and meet all obligations before the current liquid assets are exhausted is considered as part of the parent company liquidity analysis. Management believes the parent company maintains adequate liquidity capacity to operate without additional funding from new sources for over 12 months. The Banks maintain sufficient funding capacity to address large increases in funding requirements, such as deposit outflows. This capacity is comprised of liquidity derived from a reduction in asset levels and various secured funding sources.
On a long-term basis, the Company’s liquidity will be met by changing the relative distribution of our asset portfolios, for example, reducing investment or loan volumes, or selling or encumbering assets. Further, the Company can increase liquidity by soliciting higher levels of deposit accounts through promotional activities and/or borrowing from correspondent banks, the FHLB of San Francisco and the FRB. At December 31, 2009, our long-term liquidity needs primarily relate to funds required to support loan originations and commitments and deposit withdrawals which can be met by cash flows from investment payments and maturities, and investment sales if necessary.
The Company’s liquidity is comprised of three primary classifications: (i) cash flows provided by operating activities; (ii) cash flows used in investing activities; and (iii) cash flows provided by financing activities. Net cash provided by or used in operating activities consists primarily of net income, adjusted for changes in certain other asset and liability accounts and certain non-cash income and expense items, such as the loan loss provision, investment and other amortization and depreciation. For the years ended December 31, 2009, 2008 and 2007 net cash provided by operating activities was $74.8, $81.0 and $54.8 million, respectively.
Our primary investing activities are the origination of real estate, commercial and consumer loans and purchase and sale of securities. Our net cash provided by and used in investing activities has been primarily influenced by our loan and securities activities. The net increase in loans for the years ended December 31, 2009, 2008 and 2007 was $112.1 million, $505.4 million and $350.4 million, respectively.
Net cash provided by financing activities has been impacted significantly by increased deposit levels. During the years ended December 31, 2009, 2008 and 2007, deposits increased $1.07 billion, increased $105.3 million and decreased $255.8 million, respectively.
Fluctuations in core deposit levels may increase our need for liquidity as certificates of deposit mature or are withdrawn before maturity and as non-maturity deposits, such as checking and savings account balances, are withdrawn. Additionally, we are exposed to the risk that customers with large deposit balances will withdraw all or a portion of such deposits, due in part to the FDIC limitations on the amount of insurance coverage provided to depositors. To mitigate the uninsured deposit risk, we have joined the Certificate of Deposit Account Registry Service (CDARS), a program that allows customers to invest up to $50 million in certificates of deposit through one participating financial institution, with the entire amount being covered by FDIC insurance. As of December 31, 2009, we had $245.7 million of CDARS deposits.
As of December 31, 2009, we had $20.0 million of wholesale brokered deposits outstanding. Brokered deposits are generally considered to be deposits that have been received from a registered broker that is acting on behalf of that broker’s customer. Often, a broker will direct a customer’s deposits to the banking institution offering the highest interest rate available. Federal banking law and regulation places restrictions on depository institutions regarding brokered deposits because of the general concern that these deposits are at a greater risk of being withdrawn and placed on deposit at another institution offering a higher interest rate, thus posing liquidity risk for institutions that gather brokered deposits in significant amounts. The Company does not anticipate using brokered deposits as a significant liquidity source in the near future.

Net borrowings decreased by $706.1 million for the year ended December 31, 2009, compared with a net increase in borrowings, of $119.2 million for 2008. Our federal funds sold increased $0.3 million from December 31, 2008 to December 31, 2009.
Federal and state banking regulations place certain restrictions on dividends paid by the Banks to Western Alliance. The total amount of dividends which may be paid at any date is generally limited to the retained earnings of each Bank. Dividends paid by the Banks to the Company would be prohibited if the effect thereof would cause the respective Bank’s capital to be reduced below applicable minimum capital requirements or by regulatory action. As of December 31, 2009, Torrey Pines Bank is precluded from paying dividends without prior consent from the FDIC.
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
At December 31, 2009, our economic value of equity exposure related to these hypothetical changes in market interest rates was within the current guidelines established by us. The following table shows our projected change in economic value of equity for this set of rate shocks at December 31, 2009.
Economic Value of Equity

	Interest Rate Scenario (Basis Points Change from BASE)
	Down 300	Down 200	Down 100	BASE	UP 100	UP 200	Up 300
Present Value (000’s)
Assets	$5,931	$5,854	$5,786	$5,717	$5,640	$5,573	$5,508
Liabilities	$5,273	$5,252	$5,207	$5,168	$5,115	$5,068	$5,025
Net Present Value	$657	$602	$579	$549	$525	$504	$483
% Change	19.67%	9.54%	5.41%		-4.45%	-8.16%	-11.97%

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
Net Interest Income Simulation. In order to measure interest rate risk at December 31, 2009, we used a simulation model to project changes in net interest income that result from forecasted changes in interest rates. This analysis calculates the difference between net interest income forecasted using an immediate increase and decrease in interest rates and a net interest income forecast using a flat market interest rate environment derived from spot yield curves typically used to price our assets and liabilities. The income simulation model includes various assumptions regarding the re-pricing relationships for each of our products. Many of our assets are floating rate loans, which are assumed to re-price immediately, and proportional to the change in market rates, depending on their contracted index. Some loans and investments include the opportunity of prepayment (embedded options), and accordingly the simulation model uses estimated market speeds to derive prepayments and reinvests proceeds at modeled yields. Our non-term deposit products re-price more slowly, usually changing less than the change in market rates and at our discretion.
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
This simulation model assesses the changes in net interest income that would occur in response to an instantaneous and sustained increase or decrease (shock) in market interest rates of + or — 100, 200, or 300 basis points. At December 31, 2009, our net interest margin exposure related to these hypothetical changes in market interest rates was within the current guidelines established by us.
Sensitivity of Net Interest Income

	Interest Rate Scenario (Basis Points Change from BASE)
	Down 300	Down 200	Down 100	BASE	UP 100	UP 200	Up 300
Net Interest Income (000’s)
Interest Income	$252	$259	$267	$276	$289	$303	$318
Interest Expense	$33	$36	$46	$64	$84	$104	$123
Net Interest Income	$220	$223	$221	$211	$205	$199	$195
% Change	3.89%	5.49%	4.60%		-2.94%	-5.67%	-7.63%
Derivative Contracts. In the normal course of business, the Company uses derivative instruments to meet the needs of its customers and manage exposure to fluctuations in interest rates. The following table summarizes the aggregate notional amounts, market values and terms of the Company’s derivative holdings as of December 31, 2009.
Outstanding Derivatives Positions

		Weighted Average
Notional	Net Value	Term (in yrs)

13,378,675	(1,138,878)	4.9

Recent accounting pronouncements
As discussed in Note 1 — “Summary of Significant Accounting Policies”, on July 1, 2009, the Accounting Standards Codification became FASB’s officially recognized source of authoritative U.S. generally accepted accounting principles applicable to all public and non-public non-governmental entities, superseding existing FASB, AICPA, EITF and related literature. Rules and interpretive releases of the SEC under the authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. All other accounting literature is considered non-authoritative. The switch to the ASC affects the way companies refer to U.S. GAAP in financial statements and accounting policies. Citing particular content in the ASC involves specifying the unique numeric path to the content through the Topic, Subtopic, Section and Paragraph structure. The Company adopted the provisions of ASC 105 for the quarter ended September 30, 2009.
FASB ASC Topic 810, “Consolidation.” New authoritative accounting guidance under ASC Topic 810, “Consolidation,” amended prior guidance to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. Under ASC Topic 810, a non-controlling interest in a subsidiary, which is sometimes referred to as minority interest, is an ownership interest in the consolidated entity that should be reported as a component of equity in the consolidated financial statements. Among other requirements, ASC Topic 810 requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the non-controlling interest. It also requires disclosure, on the face of the consolidated income statement, of the amounts of consolidated net income attributable to the parent and to the non-controlling interest. The new authoritative accounting guidance under ASC Topic 810 became effective for the Company on January 1, 2009 and did not have a significant impact on the Company’s consolidated financial statements.
Further new authoritative accounting guidance under ASC Topic 810 amends prior guidance to change how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. The new authoritative accounting guidance requires additional disclosures about the reporting entity’s involvement with variable-interest entities and any significant changes in risk exposure due to that involvement as well as its affect on the entity’s financial statements. The new authoritative accounting guidance under ASC Topic 810 will be effective January 1, 2010 and is not expected to have a significant impact on the Company’s consolidated financial statements.
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
On October 10, 2008, the FASB issued FSP No. 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active (FSP FAS 157-3), which clarifies the application of SFAS No. 157, Fair Value Measurements (SFAS 157), in an inactive market and illustrates how an entity would determine fair value when the market for a financial asset is not active. This FSP was subsequently incorporated in ASC Topic 820, Fair Value Measurements and Disclosures (ASC 820). ASC 820 states that an entity should not automatically conclude that a particular transaction price is determinative of fair value. In a dislocated market, judgment is required to evaluate whether individual transactions are forced liquidations or distressed sales. When relevant observable market information is not available, a valuation approach that incorporates management’s judgments about the assumptions that market participants would use in pricing the asset in a current sale transaction would be acceptable. ASC 820 also indicates that quotes from brokers or pricing services may be relevant inputs when measuring fair value, but are not necessarily determinative in the absence of an active market for the asset. In weighing a broker quote as an input to a fair value measurement, an entity should place less reliance on quotes that do not reflect the result of market transactions. Further, the nature of the quote (for example, whether the quote is an indicative price or a binding offer) should be considered when weighing the available evidence. This guidance is effective immediately and applies to prior periods for which financial statements have not been issued, including interim or annual periods ending on or before September 30, 2008. Accordingly, the Company adopted the guidance prospectively, beginning July 1, 2008. This standard was utilized by the Company in the fair value determination of our CDOs and adjustable rate preferred stock (ARPS) investment portfolios where quotes were not available, as discussed in Note 3 of the Consolidated Financial Statements.

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
On April 9, 2009, the FASB issued FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (FSP FAS 157-4). This FSP was subsequently incorporated in ASC 820. This guidance affirms that the objective of fair value when the market for an asset is not active is the price that would be received to sell the asset in an orderly transaction, and clarifies and includes additional factors for determining whether there has been a significant decrease in market activity for an asset when the market for that asset is not active. ASC 820 requires an entity to base its conclusion about whether a transaction was not orderly on the weight of the evidence. This guidance also expanded certain disclosure requirements. The Company adopted this guidance during the first quarter of 2009. Adoption of this guidance did not significantly impact the Company’s consolidated financial statements.
FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (FSP FAS 115-2 and FAS 124-2). These FSPs were subsequently incorporated in ASC 320. This guidance (i) changes existing guidance for determining whether an impairment is other than temporary to debt securities and (ii) replaces the existing requirement that the entity’s management assert it has both the intent and ability to hold an impaired security until recovery with a requirement that management assert: (a) it does not have the intent to sell the security; and (b) it is more likely than not it will not have to sell the security before recovery of its cost basis. Under ASC 320, declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses to the extent the impairment is related to credit losses. The amount of the impairment related to other factors is recognized in other comprehensive income. The Company adopted the provisions of this guidance during the first quarter of 2009. For further details of the Company’s adoption of this guidance refer to Note 3 to the Consolidated Financial Statements.
FSP SFAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (FSP SFAS 107-1 and APB 28-1). This guidance was subsequently incorporated in ASC Topic 825, Financial Instruments (ASC 825). ASC 825 requires an entity to provide disclosures about fair value of financial instruments in interim financial information as well as require those disclosures in summarized financial information at interim reporting periods. Under ASC 825, a publicly-traded company is required to include disclosures about the fair value of its financial instruments whenever it issues summarized financial information for interim reporting periods. In addition, entities must disclose, in the body or in the accompanying notes of its summarized financial information for interim reporting periods and in its financial statements for annual reporting periods, the fair value of all financial instruments for which it is practicable to estimate that value, whether recognized or not recognized in the statement of financial position, as required by ASC Subtopic 825-50. The Company adopted this guidance in the first quarter of 2009.

In April 2009, the FASB issued FSP FAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies (FSP FAS 141(R)-1). This FSP was subsequently incorporated in FASB ASC 805, Business Combinations (ASC 805). ASC 805 requires that assets acquired and liabilities assumed in a business combination that arise from contingencies be recognized at fair value if fair value can be reasonably estimated. If fair value of such an asset or liability cannot be reasonably estimated, the asset or liability would generally be recognized in accordance with ASC Topic 450, Contingencies (ASC 450). ASC 805 removes subsequent accounting guidance for assets and liabilities arising from contingencies and requires entities to develop a systematic and rational basis for subsequently measuring and accounting for assets and liabilities arising from contingencies. ASC 805 eliminates the requirement to disclose an estimate of the range of outcomes of recognized contingencies at the acquisition date. For unrecognized contingencies, entities are required to include only the disclosures required by ASC 450. ASC 805 also requires that contingent consideration arrangements of an acquiree assumed by the acquirer in a business combination be treated as contingent consideration of the acquirer and should be initially and subsequently measured at fair value. This guidance contained in ASC 805 is effective for assets or liabilities arising from contingencies the Company acquires in business combinations occurring after January 1, 2009.
On May 28, 2009, the FASB issued SFAS No. 165, Subsequent Events (SFAS 165). SFAS 165 was subsequently incorporated in FASB ASC Topic 855, Subsequent Events (ASC 855). Under ASC 855, companies are required to evaluate events and transactions that occur after the balance sheet date but before the date the financial statements are issued, or available to be issued in the case of non-public entities. ASC 855 requires entities to recognize in the financial statements the effect of all events or transactions that provide additional evidence of conditions that existed at the balance sheet date, including the estimates inherent in the financial preparation process. Entities shall not recognize the impact of events or transactions that provide evidence about conditions that did not exist at the balance sheet date but arose after that date. ASC 855 also requires entities to disclose the date through which subsequent events have been evaluated. ASC 855 was effective for interim and annual reporting periods ending after June 15, 2009. The Company adopted the provisions of ASC 855 for the quarter ended June 30, 2009.
On June 12, 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets (SFAS 166), and SFAS No. 167, Amendments to FASB Interpretation No. 46(R) (SFAS 167), which change the way entities account for securitizations and special-purpose entities. SFAS 166 was subsequently incorporated in FASB ASC Topic 860, Transfers and Servicing (ASC 860). ASC 860 requires more information about transfers of financial assets, including securitization transactions, and where companies have continuing exposure to the risks related to transferred financial assets. ASC 860 also eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets and requires additional disclosures. ASC 860 changes how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. This guidance in ASC 860 will be effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. Earlier application is prohibited. The recognition and measurement provisions of ASC 860 shall be applied to transfers that occur on or after the effective date. The Company will adopt these provisions of ASC 860 on January 1, 2010, as required. Management does not believe there will be a material impact on the Company’s consolidated financial statements upon adoption of these statements.
The FASB issued Accounting Standards Update (ASU) 2009-05, Fair Value Measurements and Disclosures (Topic 820) — Measuring Liabilities at Fair Value in August 2009 to provide guidance when estimating the fair value of a liability. When a quoted price in an active market for the identical liability is not available, fair value should be measured using (a) the quoted price of an identical liability when traded as an asset; (b) quoted prices for similar liabilities or similar liabilities when traded as assets; or (c) another valuation technique consistent with the principles of Topic 820, such as an income approach or a market approach. If a restriction exists that prevents the transfer of the liability, a separate adjustment related to the restriction is not required when estimating fair value. The ASU was effective October 1, 2009 and did not have a material impact on financial position or operations of the Company.
ASU 2009-12, Fair Value Measurements and Disclosures (Topic 820) — Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent), issued in September 2009, allows a company to measure the fair value of an investment that has no readily determinable fair market value on the basis of the investee’s net asset value per share as provided by the investee. This allowance assumes that the investee has calculated net asset value in accordance with the GAAP measurement principles of ASC Topic 946, Financial Services-Investment Companies (ASC 946), as of the reporting entity’s measurement date. Examples of such investments include investments in hedge funds, private equity funds, real estate funds and venture capital funds. The update also provides guidance on how the investment should be classified within the fair value hierarchy based on the value for which the investment can be redeemed. The amendment is effective for interim and annual periods ending after December 15, 2009 with early adoption permitted. The Company does not have investments in such entities and, therefore, there was no impact to the consolidated financial statements.

Issued October 2009, ASU 2009-15, Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance or Other Financing amends ASC Topic 470, Debt (ASC 470), and provides guidance for accounting and reporting for own-share lending arrangements issued in contemplation of a convertible debt issuance. At the date of issuance, a share-lending arrangement entered into on an entity’s own shares should be measured at fair value in accordance with ASC 820 and recognized as an issuance cost, with an offset to additional paid-in capital. Loaned shares are excluded from basic and diluted earnings per share unless default of the share-lending arrangement occurs. The amendments also require several disclosures including a description and the terms of the arrangement and the reason for entering into the arrangement. The effective dates of the amendments are dependent upon the date the share-lending arrangement was entered into and include retrospective application for arrangements outstanding as of the beginning of fiscal years beginning on or after December 15, 2009. The Company has no plans to issue convertible debt and, therefore, does not expect the update to have an impact on its consolidated financial statements.
Issued December 2009, ASU 2009-16, Transfers and Servicing (FASB Topic 860) Accounting for Transfers of Financial Assets which formally codifies FASB Statement No. 166, Accounting for Transfers of Financial Assets, into the FASB Accounting Standards of Codification. ASU 2009-16 represents a revision to the provisions of former FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, and will require more information about transfers of financial assets, including securitization transactions, and where entities have continuing exposure to the risks related to transferred financial assets. Among other things, ASU 2009-16: eliminates the concept of a “qualifying special-purpose entity”; changes the requirements for derecognizing financial assets; and enhances information reported to users of financial statements by providing greater transparency about transfers of financial assets and an entity’s continuing involvement in transferred financial assets. ASU 2009-16 is effective for the Company on January 1, 2010 and is not expected to have a significant impact on the Company’s consolidated financial statements.
Issued December 2009, ASU 2009-17, Consolidations (FASB Topic 810) — Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities, codifies FASB statement No. 167, Amendments to FASB Interpretation no. 46(R). ASU 2009-17 represents a revision to former FASB Interpretation No. 46(Revised December 2003), Consolidation of Variable Interest Entities, and changes how a reporting entity determines when an entity hat is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a reporting entity is required to consolidate another entity is based on, among other things, the: other entity’s purpose and design; and reporting entity’s ability to direct the activities of the other entity that most significantly impact the other entity’s economic performance. ASU 2009-17 also requires a reporting entity to provide additional disclosures about its involvement with variable interest entities and any significant changes in risk exposure due to that involvement. A reporting entity will be required to disclose how its involvement with a variable interest entity affects the reporting entity’s financial statements. ASU 2009-17 is effective for the Company on January 1, 2010 and is not expected to have a significant impact on the Company’s consolidated financial statements.
SUPERVISION AND REGULATION
Bank holding companies and banks operate in an extensively regulated environment under state and federal law. These laws and regulations are intended primarily for the protection of depositors and the Deposit Insurance Fund (the “DIF”) and not for the benefit of shareholders or creditors. The following discussion is only intended to summarize some of the significant statutes and regulations that affect the banking industry, and therefore is not a comprehensive survey of the field. These summaries are not intended to be complete and are qualified in their entirety by reference to the particular statute or regulation described. Moreover, recent legislation and regulations have been adopted relating to financial institutions and the current economic conditions. These laws and regulations have been in effect for only a limited time, and we cannot predict the long-term impact their implementation will have on the capital, credit and real estate markets as well as our operations and activities.
Regulatory oversight of financial institutions has increased in recent periods. Regulators conduct a variety of evaluations, including compliance audits and safety and soundness reviews. As a result of these reviews, regulators may require that we change our practices or policies, write down assets or increase reserves (and therefore reduce our capital base), and take or omit to take other actions deemed prudent by the regulator. Given the implementation of these new laws and regulations, the Company cannot predict the outcome of future regulatory evaluations or whether it will become subject to conditions, policies or directives resulting from regulatory evaluations.
TARP Programs and Compliance
On October 3, 2008, the United States Government enacted the Emergency Economic Stabilization Act of 2008 (“EESA”) to provide the U.S. Department of the Treasury (“Treasury”) the resources to stabilize the country’s financial markets, including the Troubled Asset Repurchase Program (“TARP”). On October 14, 2008, the Treasury announced a generally available capital access program under the TARP known as the Capital Purchase Program (“CPP”) under which financial institutions issued preferred shares and warrants to purchase shares of its common stock to the Treasury, subject to certain conditions.

On November 21, 2008, as part of the CPP, the Company sold to the Treasury (i) 140,000 shares of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A, par value $0.0001 per share, having a liquidation preference of $1,000 per share (the “Series A Preferred Stock”) and (ii) a ten-year warrant to purchase up to 1,574,213 shares of the Company’s common stock, par value $0.0001 per share, at an initial exercise price of $13.34 per share (the “Warrant”), for an aggregate purchase price of $140 million. On May 20, 2009, the Company completed a “Qualified Equity Offering,” as defined by the Warrant, which resulted in a reduction in the number of shares underlying the Warrant by one-half, to 787,107 shares of the Company’s common stock. All of the proceeds from the sale of the Series A Preferred Stock were treated as Tier 1 capital for regulatory purposes.
For additional information regarding the terms of the Series A Preferred Stock and the warrant, please see the notes to our financial statements and other filings we have made with the SEC.
In connection with the investment by the Treasury, the Company agreed that, until such time as the Treasury does not own any debt or equity securities of the Company or the Warrant, the Company will take all necessary action to ensure that its benefit plans applicable to its senior executive officers comply with Section 111(b) of EESA. These conditions will cease to be binding on the Company at such time as it repurchases all the Series A Preferred Stock and warrant from Treasury.
On February 17, 2009, President Obama signed into law the American Recovery and Reinvestment Act of 2009 (the “stimulus bill” or “ARRA”). The final version of the stimulus bill amended the executive compensation provisions of Section 111 of EESA to set forth new restrictions on executive compensation paid by financial institutions participating in TARP. On June 15, 2009, the Treasury issued interim final rules on TARP Standards for Compensation and Corporate Governance, implementing the limitations on executive compensation set forth in ARRA (the “Interim Final Rules”).
Set forth below is a summary of certain of the executive compensation restrictions required by ARRA and the Interim Final Rules, and an explanation of the Company’s compliance with those restrictions.
Prohibition on Bonuses, Retention Awards and Incentive Compensation. ARRA prohibits the payment or accrual of any bonus, retention award or incentive compensation to the Company’s five most highly compensated employees (“MHCE”), except for the payment of long term restricted stock, provided that such restricted stock: (1) is issued with respect to common stock of the Company; (2) is not transferable to the recipient except as the Company repays the TARP funds received, in increments of no less than 25%; and (3) must be forfeited if the employee does not continue performing substantial services for the Company for at least two years from the date of the grant. For the 2009 fiscal year, the Company did not pay, accrue or grant a bonus, retention award or incentive compensation to its five MHCEs except as allowed by the Interim Final Rules.
Shareholder Say on Pay Vote. Under ARRA, the Company must provide its stockholders with an annual advisory “say on pay” vote on executive compensation that is non-binding on the Company and its Board of Directors. The Company has included a non-binding advisory vote on executive compensation this year for its stockholders to consider (Item 3). The Company’s compensation programs fully comply with the requirements of ARRA and the Interim Final Rules; however, the Company may make changes to its compensation programs to ensure future compliance, regardless of the outcome of this year’s non-binding advisory vote on executive compensation.
Clawback of Bonuses, Retention Awards and Incentive Compensation. ARRA and the Interim Final Rules require the Company to ensure the recovery of any bonus, retention award or incentive compensation paid to its top five senior executive officers and any of its next 20 most highly compensated employees that was paid based on statements of earnings, revenues, gains or other criteria which are later found to be materially inaccurate. Each of the Company’s NEOs contractually agreed to abide by this requirement prior to the Company receiving funds pursuant to the Capital Purchase Program. In September 2009, the Company adopted a Policy on the Recoupment of Bonuses and Incentive or Equity Based Compensation Based on Materially Inaccurate Related Financial Statements or Performance Metric Criteria that applies to all Company executive officers and the twenty MHCEs.
Prohibition on Golden Parachute Payments. ARRA and the Interim Final Rules prohibit the Company from making any golden parachute payment to any of its five senior executive officers and its next five most highly compensated employees. A “golden parachute payment” is defined as any payment made upon departure from the Company for any reason or any payment due to a change in control of the Company or any of its affiliates under TARP, except for payments for services performed or benefits accrued. The Company carefully evaluates every severance payment an employee may otherwise be eligible for to ensure that the Company does not make a golden parachute payment to its SEOs or next five MHCEs.
Compensation Committee; Prohibition on “Encouraging” Earnings Manipulation. The Interim Final Rules require the Company’s Compensation Committee to discuss, evaluate and review at least every six months the terms of each employee compensation plan and identify and eliminate the features in these plans that could encourage the manipulation of reported earnings of the Company to enhance the compensation of any employee. The Compensation Committee performed its review of the Company’s employee compensation plans for purposes of this and other TARP requirements on August 27, 2009 and again more recently on February 26, 2010.

Luxury Policy. Under ARRA and the Interim Final Rules, the Company’s Board of Directors was required to adopt a Company-wide policy on excessive or luxury expenditures, including entertainment, office renovations, transportation services and other unreasonable expenditures by September 14, 2009. The Board of Directors adopted the necessary Luxury Expenditures Policy on September 9, 2009, and it is available on the Company’s website, www.westernalliancebancorp.com.
Compliance Certification. ARRA requires the Company’s CEO and CFO to annually certify that the Company is in compliance with the TARP compensation requirements. The CEO and CFO certifications have been included as Exhibits 99.1 and 99.2 to this document.
Annual Deduction Limit. EESA and ARRA prohibit the Company from deducting annual compensation paid to any of its top five senior executive officers in excess of $500,000 under Section 162(m)(5) of the Code. Prior to EESA, certain performance based compensation paid under shareholder approved plans did not count toward such deduction limit. EESA and Code Section 162(m)(5) eliminate that exclusion and other previously permitted exceptions for the Company.
No Unnecessary and Excessive Risk Taking. ARRA and the Interim Final Rules required the Company’s Compensation Committee to do the following, prior to September 14, 2009:
(1)
Discuss, evaluate, and review at least every six months with the Company’s senior risk officers the SEO compensation plans to ensure that the SEO compensation plans do not encourage SEOs to take unnecessary and excessive risks that threaten the value or the Company;

(2)	Discuss, evaluate, and review with senior risk officers at least every six months employee compensation plans in light of the risks posed to the Company by such plans and how to limit such risks;
(3)
Discuss, evaluate, and review at least every six months the employee compensation plans of the Company to ensure that these plans do not encourage the manipulation of reported earnings of the Company to enhance the compensation of any of the Company’s employees; and

(4)
At least once per fiscal year, provide a narrative description of how the SEO compensation plans do not encourage excessive risks that threaten the value of the Company, including how these compensation plans do not encourage behavior focused on short-term results rather than long-term value creation, the risks posed by employee compensation plans and how these risks were limited, including how these employee compensation plans do not encourage behavior focused on short-term results rather than long-term value creation, and how the Company has ensured that the employee compensation plans do not encourage the manipulation of reported earnings of the Company to enhance the compensation of any of the Company’s employees.

The Compensation Committee’s narrative descriptions of SEO and employee compensation plans, and its certification of the completion of reviews listed in paragraphs 1 through 3 above, are included in the Compensation Committee Report of the Company’s most recent proxy statement.
In February 2009, the Treasury also announced a financial stability plan for the country’s financial institutions. The financial stability plan included five major elements: (i) a capital assistance program to invest in convertible preferred stock of certain qualifying financial institutions to ensure they have sufficient capital; (ii) a consumer and business lending initiative to fund consumer loans, small business loans and commercial mortgage asset-backed securities issuances by expansion of the Term Asset-Backed Securities Loan Facility (“TALF”); (iii) a public-private investment fund to leverage public and private capital with public financing to purchase legacy “toxic assets” from financial institutions; (iv) an extension of the Temporary Liquidity Program (“TLGP”); and (v) assistance for homeowners to reduce mortgage payments and interest rates and establishing loan modification guidelines for government and private programs. In addition, all banking institutions with assets over $100 billion were required to undergo a comprehensive “stress test” to determine if they had sufficient capital to continue lending and to absorb losses that could result from a more severe decline in the economy than projected. The Company was not subject to this comprehensive stress test.
Temporary Liquidity Guarantee Program. The Temporary Liquidity Guarantee Program (“TLGP”) has two components, the Transaction Account Guarantee Program (“TAGP”) and the Debt Guarantee Program. Participation in either program required the filing of an election form with the FDIC on or before December 5, 2008. While the Company elected to participate in both components of the TLGP, it only actively participated in the TAGP.
The TAGP provides unlimited FDIC insurance on noninterest-bearing transaction accounts, and FDIC insurance of up to $250,000 on interest-bearing accounts until June 30, 2010. Prior to December 31, 2009, financial institutions participating in this program were assessed 10 basis points on balances in noninterest-bearing transaction accounts that are in excess of the FDIC insurance threshold of $250,000. After December 31, 2009, institutions continuing to participate in the TAGP will be charged an assessment rate ranging from 15 to 25 basis points, depending on the institution’s risk category. The TLGP expands the definition of noninterest-bearing accounts to include, among other accounts, IOLTAs (not limited as to interest rate) and NOW accounts paying an interest rate less than or equal to 50 basis points.

Under the second component of the TLGP, the FDIC guaranteed certain, senior unsecured debt issued by a bank, thrift or holding company on or before October 31, 2009, until June 30, 2012. The Company did not issue any senior debt under the TLGP.
Bank Holding Company Regulation
General. Western Alliance Bancorporation is a bank holding company, registered with the Board of Governors of the Federal Reserve (the “Federal Reserve”) under the Bank Holding Company Act of 1956 (the “BHC Act”). As such, the Federal Reserve is Western Alliance’s primary federal regulator, and Western Alliance is subject to extensive regulation, supervision and examination by the Federal Reserve. Western Alliance must file reports with the Federal Reserve and provide it with such additional information as it may require.
Under Federal Reserve policy, a bank holding company is required to serve as a source of financial and managerial strength for its subsidiary banks and may not conduct its operations in an unsafe or unsound manner. Accordingly, the Company must stand ready to use its available resources to provide adequate capital to its subsidiary banks during a period of financial stress or adversity and should maintain the financial flexibility and capital-raising capacity to obtain additional resources for assisting its subsidiary banks. Such support may be required at times when, absent the Federal Reserve’s policy, a bank holding company may not be inclined to provide it. The expectation to serve as a source of financial strength is in addition to certain guarantees required under the prompt correction action provisions discussed below. A bank holding company’s failure to meet these obligations will generally be considered by the Federal Reserve to be an unsafe and unsound banking practice or a violation of Federal Reserve regulations, or both.
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

Bank holding companies that qualify and elect to become financial holding companies may engage in non-bank activities that have been identified by the Gramm-Leach-Bliley Act of 1999 (“GLB Act”) or by Federal Reserve and Treasury regulation as financial in nature or incidental to a financial activity. The Federal Reserve may also determine that a financial holding company may engage in certain activities that are complementary to a financial activity. Activities that are defined as financial in nature include securities underwriting, dealing and market making, sponsoring mutual funds and investment companies, engaging in insurance underwriting and agency activities, and making merchant banking investments in non-financial companies. In order to become or remain a financial holding company, a bank holding company must be well-capitalized, well-managed, and, except in limited circumstances, have at least satisfactory CRA ratings. A financial holding company must also file a certification with the Federal Reserve that all its depository institution subsidiaries are well-capitalized and well managed. If, after becoming a financial holding company and undertaking activities not permissible for a bank holding company, the company fails to continue to meet any of the prerequisites for financial holding company status, the company must enter into an agreement with the Federal Reserve to comply with all applicable capital and management requirements. If the company does not return to compliance within 180 days, the Federal Reserve may order the company to divest its subsidiary banks or the company may discontinue or divest investments in companies engaged in, activities permissible only for a bank holding company that has elected to be treated as a financial holding company. On March 30, 2009, the Company withdrew its election to be a financial holding company, and is now required to limit its activities to those permissible for a bank holding company.
Change in Control. In the event that the BHC Act is not applicable to a person or entity, the Change in Bank Control Act of 1978 (“CIBC Act”) requires, that such person or entity give notice to the Federal Reserve and the Federal Reserve not disapprove such notice before such person or entity may acquire “control” of a bank or bank holding company. A limited number of exemptions apply to such transactions. Subject to more recent guidance issued by the Federal Reserve, control is conclusively presumed to exist if a person or entity acquires 25% or more of the outstanding shares of any class of voting stock of the bank holding company or insured depository institution. Control is rebuttably presumed to exist if a person or entity acquires 10% or more but less than 25% of such voting stock and either the issuer has a class of registered securities under Section 12 of the Exchange Act, or no other person or entity will own, control or hold the power to vote a greater percentage of such voting stock immediately after the transaction. In recent guidance, the Federal Reserve has stated that generally it will be able to conclude that an investor does not have “control” of a bank or bank holding company if it does not own in excess of 15% of the voting power and 33% of the total equity of the relevant bank or bank holding company. Under prior Federal Reserve guidance, a board seat was generally not permitted for non-controlling investment of 10% or greater of the equity or voting power. Under recent guidance, however, the Federal Reserve may permit a non-controlling investor to have up to two board seats if the investor’s aggregate board representation is proportionate to its total interest in the bank or bank holding company but does not exceed 25% of the voting members of the board and another shareholder of the bank or bank holding company controls the bank or bank holding company under the BHC Act. The Federal Reserve has also set forth the terms of nonvoting equity securities it will deem to be voting securities and gives examples of other indicia of control beyond just equity ownership limits.
State Law Restrictions. As a Nevada corporation, Western Alliance is subject to certain limitations and restrictions under applicable Nevada corporate law. For example, Nevada law imposes restrictions relating to indemnification of directors, maintenance of books, records and minutes and observance of certain corporate formalities. Western Alliance is also a bank holding company within the meaning of state law in the states where its subsidiary banks are located. As such, it is subject to examination by and may be required to file reports with the Nevada Financial Institutions Division (“Nevada FID”) under sections 666.095 and 666.105 of the Nevada Revised Statutes. Western Alliance must obtain the approval of the Nevada Commissioner of Financial Institutions (“Nevada Commissioner”) before it may acquire another bank. Any transfer of control of a Nevada bank holding company must be approved in advance by the Nevada Commissioner.
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
Bank Regulation
General. Western Alliance controls five subsidiary banks. Bank of Nevada, located in Las Vegas, Nevada, and First Independent Bank of Nevada, located in Reno, Nevada, are Nevada, state-chartered, nonmember banks and are subject to regulation, supervision and examination by the Nevada FID. Alliance Bank, located in Phoenix, Arizona, is an Arizona state-chartered, nonmember bank and is subject to regulation, supervision and examination by the Arizona State Banking Department (“Arizona SBD”). Torrey Pines Bank, located in San Diego, California, is California state-chartered and is subject to primary regulation, supervision and examination by the California DFI. Bank of Nevada, Alliance Bank of Arizona, Torrey Pines Bank and First Independent Bank of Nevada also are subject to regulation by the FDIC, which is their primary federal banking agency. Alta Alliance Bank is a California state-chartered, member bank subject to primary regulation, supervision and examination by the California DFI. Alta Alliance Bank is also a member of the Federal Reserve System and is subject to supervision and regulation by the Federal Reserve, which is its primary federal banking agency. On April 9, 2009, both Alliance Bank of Arizona and First Independent Bank of Nevada withdrew their respective applications to become members of the Federal Reserve System.

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
Deposit Insurance Assessments. Deposits in the banks are insured by the FDIC to applicable limits through the Deposit Insurance Fund (“DIF”). All of Western Alliance’s subsidiary banks are required to pay deposit insurance premiums, which are generally assessed semiannually and paid quarterly. The FDIC utilizes a risk-based assessment system that imposes insurance premiums based upon a risk matrix that takes into account a bank’s capital level and supervisory rating (“CAMELS rating”). The risk matrix utilizes four risk categories which are distinguished by capital levels and supervisory ratings. Banks with higher levels of capital and a low degree of supervisory concern are assessed lower premiums than banks with lower levels of capital or a higher degree of supervisory concern. The Federal Deposit Insurance Reform Act of 2005 (the “Reform Act”) merged the Bank Insurance Fund and the Savings Association Fund into a single DIF, increased the maximum amount of the insurance coverage for certain retirement accounts and possible “inflation adjustments” in the maximum amount of coverage available with respect to other insured accounts, and gave the FDIC more discretion to price deposit insurance coverage according to risk for all insured institutions regardless of the level of the fund reserve ratio. In addition, the FDIC can impose special assessments in certain instances. The deposit insurance initial base assessment rates currently rage from 12 basis points on deposits (for a financial institution in Risk Category I) to 45 basis points on deposits (for financial institutions in Risk Category IV), but may be higher under certain conditions. After adjustments, the total base assessment rates range from 7 basis points (for Risk Category I financial institutions) to 77.5 basis points (for Risk Category IV financial institutions). In addition, the FDIC collects The Financing Corporation (“FICO”) deposit assessments on assessable deposits. FICO assessments are set quarterly, and in 2009 ranged from 1.14 basis points in the first quarter to 1.02 basis points in the fourth quarter.
In the second quarter of 2009, the FDIC levied a special assessment on all insured depository institutions totaling 5 basis points of each institution’s total assets less Tier 1 capital. The special assessment was part of the FDIC’s efforts to rebuild the DIF. In November 2009, the FDIC issued a rule that required all insured depository institutions, with limited exceptions, to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011 and 2012. The FDIC also adopted a uniform three-basis point increase in assessment rates effective on January 1, 2011. In December 2009, the Company paid $34.3 million in prepaid risk-based assessments, which included $2.2 million related to the fourth quarter of 2009 that would have otherwise been payable in the first quarter of 2010. This amount is included in deposit insurance expense for 2009. The remaining $32.1 million in pre-paid deposit insurance is included in other assets in the accompanying consolidated balance sheets as of December 31, 2009.
On January 12, 2010, the FDIC’s Board of Directors approved an Advance Notice of Proposed Rulemaking (the “ANPR”) entitled “Incorporating Executive Compensation Criteria into the Risk Assessment System.” The ANPR requests comment on ways in which the FDIC can amend its risk-based deposit insurance assessment system to account for risks posed by certain employee compensation programs. The FDIC’s goal is to provide an incentive for insured depository institutions to adopt compensation programs that align employee interest with the long-term interests of the institution and its stakeholders, including the FDIC. In order to accomplish this goal, the FDIC would adjust an insured depository institution’s assessment rate in a manner commensurate with the risks presented by the institution’s compensation program. Examples of compensation program features that meet the FDIC’s goal include: (i) providing significant portions of performance-based compensation in the form of restricted, non-discounted company stock to those employees whose activities present a significant risk to the institution; (ii) vesting significant awards of company stock over multiple years and subject to some form of clawback mechanism to account for the outcome of risks assumed in earlier periods; and (iii) administering the program through a board committee composed of independent directors with input from independent compensation professionals.
Supervision and Examination. Federal banking agencies have broad enforcement powers, including the power to terminate deposit insurance, impose substantial fines and other civil and criminal penalties, and appoint a conservator or receiver. If, as a result of an examination, the FDIC or the Federal Reserve, as applicable, were to determine that the financial condition, capital resources, asset quality, earnings prospects, management, liquidity or other aspects of any of the banks’ operations had become unsatisfactory, or that any of the banks or their management was in violation of any law or regulation, the FDIC or the Federal Reserve may take a number of different remedial actions as it deems appropriate. These actions include the power to enjoin “unsafe or unsound” practices, to require affirmative actions to correct any conditions resulting from any violation or practice, to issue an administrative order that can be judicially enforced, to direct an increase in the bank’s capital, to restrict the bank’s growth, to assess civil monetary penalties against the bank’s officers or directors, to remove officers and directors and, if the FDIC concludes that such conditions cannot be corrected or there is an imminent risk of loss to depositors, to terminate the bank’s deposit insurance.

Under Nevada, Arizona and California law, the respective state banking supervisory authority has many of the same remedial powers with respect to its state-chartered banks.
The Company’s Bank of Nevada subsidiary was notified by banking regulators that its operations and activities will be subject to additional informal supervisory oversight in the form of a Memorandum of Understanding following their September 30, 2008 examination of the bank. During the fourth quarter 2008, the Bank of Nevada board of directors formed a regulatory oversight committee to ensure timely and complete resolution to all issues raised during its regulatory examination. Since that time, the regulatory oversight committee has met on average no less than monthly. During 2009, management of Bank of Nevada, under the oversight of the regulatory oversight committee, has completed the following: (a) revised the policy for allowance for loan and lease losses, (b) adopted a written model governance process for measuring, monitoring, controlling and reporting loan and investment portfolio risks, and (c) revised its policy on asset liability management, with guidelines for interest rate risk modeling, monitoring results for adherence to board risk tolerances, and guidelines for periodic validation and back testing. The bank has adopted a three year strategic plan to be updated annually. The bank has further adopted formal written plans to: (1) improve loan underwriting and administration, (2) manage delinquent and non-performing loans, (3) reduce loan concentration risks, (4) improve identification of other than temporary impairment within its investment portfolio, and (5) improve liquidity. Each of the above documents has been formally approved by the Bank of Nevada board of directors. Additionally, the board of directors expanded oversight and governance by requiring formal quarterly reporting by management on specified topics as part of a standing agenda.
On November 16, 2009, the Federal Deposit Insurance Corporation (“FDIC”) issued a Consent Order with respect to the Company’s Torrey Pines Bank subsidiary. Pursuant to the Order, Torrey Pines Bank has consented to take certain actions to enhance a variety of its policies, procedures and processes regarding management and board oversight, holding company and affiliate transactions, compliance programs with training, monitoring and audit procedures, and risk management. Under the oversight of its Board of Directors, Torrey Pines Bank has taken a number of steps to fully comply with each of the requirements set forth in the Consent Order. Specifically, the bank has enhanced its compliance management system and its policies in the following areas: (a) transactions with affiliates, (b) allowance for loan and lease losses, (c) vendor management, (d) ACH transactions; (e) business continuity planning, (f) remote deposit capture. In addition, the bank has enhanced its monitoring, training and audit procedures, and developed written plans to: (1) maintain Tier 1 capital at no less than 8 percent of the bank’s total assets for the duration of the Order, (2) dispose of large classified assets, (3) reduce and collect delinquent loans, and (4) reduce its commercial real estate loan concentrations, The bank also has adopted a written three-year strategic plan, formulated a written profit plan, and strengthened its information technology programs.
The Company’s Alliance Bank of Arizona subsidiary executed a Memorandum of Understanding with the FDIC and the Arizona Department of Financial Institutions (“DFI”) on November 24, 2009, following examination of the bank by the FDIC and DFI. Pursuant to the Memorandum of Understanding, the board of directors of Alliance Bank of Arizona agreed to take certain actions to enhance a variety of its policies, procedures and processes regarding board oversight and participation, management, asset quality and credit underwriting and administration, concentrations of credit, earnings and capital planning, and violations of laws and regulations. Under the oversight of its Board of Directors, Alliance Bank of Arizona has taken a number of steps to fully comply with each of the requirements set forth in the Memorandum of Understanding. Specifically, the bank has enhanced its methodology for allowance for loan and lease losses, and adopted a comprehensive three year strategic plan. The bank also has adopted formal written plans to: (1) improve loan underwriting and administration, (2) manage delinquent and non-performing loans, and (3) reduce loan concentration risks. In addition, the Board of Directors has increased the frequency of its regular meetings to monthly, and created additional committees to strengthen its oversight of the bank.
The Company bids from time to time on the purchase of select assets and deposits of such institutions. In February, 2009, Bank of Nevada was selected to acquire the deposits and certain assets of the former Security Savings Bank (Henderson, Nevada). On February 27, 2009 Security Savings Bank was closed by the Nevada Financial Institutions Division, and the FDIC was named receiver. Bank of Nevada agreed to assume all of the failed bank’s deposits, totaling approximately $132 million, excluding brokered deposits. Bank of Nevada paid no premium to acquire the deposits. No loans were acquired in this transaction.
The Company expects to continue evaluating similar failed bank opportunities in the future and, in addition, is pursuing financially sound borrowers whose financing sources are unable to service their current needs as a result of liquidity or other concerns, seeking both their lending and deposits business. Although there can be no assurance that the Company’s efforts will be successful, we are seeking to take advantage of the current disruption in our markets to continue to grow market share, assets and deposits in a prudent fashion, subject to applicable regulatory limitations.

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
The Federal Reserve and the FDIC require banking organizations to maintain a minimum amount of Tier 1 capital relative to average total assets, referred to as the leverage ratio. The principal objective of the leverage ratio is to constrain the maximum degree to which a bank holding company may leverage its equity capital base. For a banking organization rated in the highest of the five categories used by regulators to rate banking organizations, the minimum leverage ratio of Tier 1 capital to total assets is 3.0%. However, an institution with a 3.0% leverage ratio would be unlikely to receive the highest rating since a strong capital position is a significant part of the regulators’ rating criteria. All banking organizations not rated in the highest category must maintain an additional capital cushion of 100 to 200 basis points. The Federal Reserve and the FDIC have the discretion to set higher minimum capital requirements for specific institutions. Furthermore, the Federal Reserve has previously indicated that it may consider a “tangible Tier 1 capital leverage ratio” (thereby deducting all intangibles from Tier 1 capital) and other indicators of capital strength in evaluating proposals for expansion or new activities. The Company’s tier one leverage ratio at December 31, 2009 was 9.5%. A bank that does not achieve and maintain the required capital levels may be issued a capital directive by the Federal Reserve or the FDIC, as appropriate, to ensure the maintenance of required capital levels.
During 2008, the Company raised $220 million in equity by completing two private placements of common stock that resulted in aggregate gross proceeds of approximately $80 million, and a private placement of preferred stock to the Treasury under TARP that resulted in aggregate gross proceeds of approximately $140 million. As a result of these transactions, at December 31, 2009, the Company had total risk-based regulatory capital of $666.3 million and a total risk-based capital ratio of 14.4%, compared with $581 million and 12.3%, respectively, at December 31, 2008.
The federal regulatory authorities’ risk-based capital guidelines are based upon the 1988 capital accord (“Basel I”) of the Basel Committee on Banking Supervision (the “Basel Committee”). The Basel Committee is a committee of central banks and bank supervisors/regulators from the major industrialized countries that develops broad policy guidelines for use by each country’s supervisors in determining the supervisory policies they apply. In 2004, the Basel Committee published a new capital accord (“Basel II”) to replace Basel I. Basel II provides two approaches for setting capital standards for credit risk — an internal ratings-based approach tailored to individual institutions’ circumstances and a standardized approach that bases risk weightings on external credit assessments to a much greater extent than permitted in existing risk-based capital guidelines. Basel II also would set capital requirements for operational risk and refine the existing capital requirements for market risk exposures.

The U.S. banking and thrift agencies are developing proposed revisions to their existing capital adequacy regulations and standards based on Basel II. A definitive final rule for implementing the advanced approaches of Basel II in the United States, which applies only to certain large or internationally active banking organizations, or “core banks” — defined as those with consolidated total assets of $250 billion or more or consolidated on-balance sheet foreign exposures of $10 billion or more, became effective as of April 1, 2008. Other U.S. banking organizations may elect to adopt the requirements of this rule (if they meet applicable qualification requirements), but they are not required to apply them. The rule also allows a banking organization’s primary federal supervisor to determine that the application of the rule would not be appropriate in light of the bank’s asset size, level of complexity, risk profile, or scope of operations. Western Alliance is not required to comply with the advanced approaches of Basel II.
In July 2008, the U.S. banking and thrift agencies issued a proposed rule that would give banking organizations that do not use the advanced approaches the option to implement a new risk-based capital framework. This framework would adopt the standardized approach of Basel II for credit risk, the basic indicator approach of Basel II for operational risk, and related disclosure requirements. While this proposed rule generally parallels the relevant approaches under Basel II, it diverges where United States markets have unique characteristics and risk profiles, most notably with respect to risk weighting residential mortgage exposures. Comments on the proposed rule were due to the agencies by October 27, 2008, but a definitive final rule has not been issued. The proposed rule, if adopted, would replace the agencies’ earlier proposed amendments to existing risk-based capital guidelines to make them more risk sensitive (formerly referred to as the “Basel I-A” approach).
On September 3, 2009, the United States Treasury Department issued a policy statement (the “Treasury Policy Statement”) entitled “Principles for Reforming the U.S. and International Regulatory Capital Framework for Banking Firms.” The Treasury Policy Statement was developed in consultation with the U.S. bank regulatory agencies and contemplates changes to the existing regulatory capital regime that would involve substantial revisions to, if not replacement of, major parts of the Basel I and Basel II capital frameworks and affect all regulated banking organizations and other systemically important institutions. The Treasury Policy Statement calls for, among other things, higher and stronger capital requirements for all banking firms. The Treasury Policy Statement suggested that changes to the regulatory capital framework be phased in over a period of several years. The recommended schedule provides for a comprehensive international agreement by December 31, 2010, with the implementation of reforms by December 31, 2012, although it does remain possible that U.S. bank regulatory agencies could officially adopt, or informally implement, new capital standards at an earlier date.
On December 17, 2009, the Basel Committee issued a set of proposals (the “Capital Proposals”) that would significantly revise the definitions of Tier 1 capital and Tier 2 capital, with the most significant changes being to Tier 1 capital. Most notably, the Capital Proposals would disqualify certain structured capital instruments, such as trust preferred securities, from Tier 1 capital status. The Capital Proposals would also re-emphasize that common equity is the predominant component of Tier 1 capital by adding a minimum common equity to risk-weighted assets ratio and requiring that goodwill, general intangibles and certain other items that currently must be deducted from Tier 1 capital instead be deducted from common equity as a component of Tier 1 capital. The Capital Proposals also leave open the possibility that the Basel Committee will recommend changes to the minimum Tier 1 capital and total capital ratios of 4.0% and 8.0%, respectively.
Concurrently with the release of the Capital Proposals, the Basel Committee also released a set of proposals related to liquidity risk exposure (the “Liquidity Proposals,” and together with the Capital Proposals, the “2009 Basel Committee Proposals”). The Liquidity Proposals have three key elements, including the implementation of (i) a “liquidity coverage ratio” designed to ensure that a bank maintains an adequate level of unencumbered, high-quality assets sufficient to meet the bank’s liquidity needs over a 30-day time horizon under an acute liquidity stress scenario, (ii) a “net stable funding ratio” designed to promote more medium and long-term funding of the assets and activities of banks over a one-year time horizon, and (iii) a set of monitoring tools that the Basel Committee indicates should be considered as the minimum types of information that banks should report to supervisors and that supervisors should use in monitoring the liquidity risk profiles of supervised entities.
Comments on the 2009 Basel Committee Proposals are due by April 16, 2010, with the expectation that the Basel Committee will release a comprehensive set of proposals by December 31, 2010 and that final provisions will be implemented by December 31, 2012. The U.S. bank regulators have urged comment on the 2009 Basel Committee Proposals. Ultimate implementation of such proposals in the U.S. will be subject to the discretion of the U.S. bank regulators and the regulations or guidelines adopted by such agencies may, of course, differ from the 2009 Basel Committee Proposals and other proposals that the Basel Committee may promulgate in the future.

Prompt Corrective Action. Federal banking agencies possess broad powers to take corrective and other supervisory action to resolve the problems of insured depository institutions, including institutions that fall below one or more of the prescribed minimum capital ratios described above. The federal banking regulators are required to take “prompt corrective action” with respect to capital-deficient institutions. An institution that is classified based upon its capital levels as well-capitalized, adequately capitalized, or undercapitalized may be treated as though it was in the next lower capital category if its primary federal banking supervisory authority, after notice and opportunity for hearing, determines that an unsafe or unsound condition or practice warrants such treatment. At each successively lower capital category, an insured depository institution is subject to additional restrictions. A bank holding company must guarantee that a subsidiary bank that adopts a capital restoration plan will meet its plan obligations, in an amount not to exceed 5% of the subsidiary bank’s assets or the amount required to meet regulatory capital requirements, whichever is less. Any capital loans made by a bank holding company to a subsidiary bank are subordinated to the claims of depositors in the bank and to certain other indebtedness of the subsidiary bank. In the event of the bankruptcy of a bank holding company, any commitment by the bank holding company to a federal banking regulatory agency to maintain the capital of a subsidiary bank would be assumed by the bankruptcy trustee and would be entitled to priority of payment.
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

Since Western Alliance has no significant assets other than the voting stock of its subsidiaries, it currently depends on dividends from its bank subsidiaries and, to a lesser extent, its non-bank subsidiaries, for a substantial portion of its revenue and as the primary sources of its cash flow. The ability of a state non-member bank to pay cash dividends is not restricted by federal law or regulations. For example, under the Federal Deposit Insurance Corporation Act (“FDIA”), an insured institution may not pay a dividend if payment would cause it to become undercapitalized or if it is already undercapitalized. Under Federal Reserve regulations, Alta Alliance Bank, as a state member bank, may not, without the prior approval of the Federal Reserve, pay dividends that exceed the sum of the bank’s net income during the year and the retained net income of the prior two years. Furthermore, the Federal Reserve and the FDIC have issued policy statements stating that banks should generally pay dividends only out of current operating earnings. State law imposes restrictions on the ability of each of Western Alliance’s subsidiary banks to pay dividends:
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
Selected Regulation of Banking Activities
Transactions with Affiliates. Banks are subject to restrictions imposed by Sections 23A and 23B of Federal Reserve Act and regulations adopted by the Federal Reserve thereunder with regard to extensions of credit to affiliates, investments in securities issued by affiliates and the use of affiliates’ securities as collateral for loans to any borrower. Specifically, the Company’s subsidiary banks may only engage in lending and other “covered transactions” with non-bank and non-savings bank affiliates to the following extent: (a) in the case of any single such affiliate, the aggregate amount of covered transactions of the applicable subsidiary bank and its subsidiaries may not exceed 10% of the capital stock and surplus of the applicable subsidiary bank; and (b) in the case of all affiliates, the aggregate amount of covered transactions of the applicable subsidiary bank and its subsidiaries may not exceed 20% of the capital stock and surplus of the applicable subsidiary bank. Covered transactions are also subject to certain collateralization requirements. “Covered transactions” are defined by statute to include a loan or extension of credit, as well as a purchase of securities issued by an affiliate, a purchase of assets (unless otherwise exempted by the Federal Reserve) from the affiliate, the acceptance of securities issued by the affiliate as collateral for a loan, and the issuance of a guarantee, acceptance or letter of credit on behalf of an affiliate. All covered transactions, including certain additional transactions, (such as transactions with a third party in which an affiliate has a financial interest) must be conducted on prevailing market terms and on terms substantially the same, or at least as favorable, to the bank as those prevailing at that time for comparable transactions with or involving other non-affiliated persons. These laws and regulations may limit the ability of Western Alliance to obtain funds from its subsidiary banks for its cash needs, including funds for payment of dividends, interest and operational expenses.

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
Safety and Soundness Standards. Federal law imposes upon banks certain non-capital safety and soundness standards. The federal banking agencies issued joint guidelines for safe and sound banking operations. These standards cover internal controls, information systems, internal audit systems, loan documentation, credit underwriting, interest rate risk exposure, earnings asset growth, compensation and benefits. Additional standards apply to asset quality, earnings and stock valuation. An institution that fails to meet these standards must develop a plan, acceptable to its regulators, specifying the steps that the institution will take to meet the standards. Failure to submit or implement such a plan may subject the institution to regulatory sanctions.
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

Community Reinvestment Act. The Community Reinvestment Act (“CRA”) and its implementing regulations are intended to encourage insured depository institutions, while operating safely and soundly, to help meet the credit needs of their communities. The CRA specifically directs the federal regulatory agencies, when examining insured depository institutions, to assess a bank’s record of helping meet the credit needs of its entire community, including low- and moderate-income neighborhoods, consistent with safe and sound banking practices. The CRA further requires the agencies to take a financial institution’s record of meeting its community credit needs into account when evaluating applications for, among other things, domestic branches, mergers or acquisitions, or holding company formations. A CRA rating other than “outstanding” or “satisfactory” can substantially delay or block a transaction. Based upon their most recent CRA examinations, Bank of Nevada received a rating of “outstanding”; First Independent Bank of Nevada received a rating of “outstanding”; Alliance Bank of Arizona received a rating of “satisfactory”; Torrey Pines Bank received a rating of “needs to improve”; and Alta Alliance Bank received a rating of “satisfactory.”
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
Under California law, every business that owns or licenses personal information about a California resident must maintain reasonable security procedures and policies to protect that information. All customer records that contain personal information and that are no longer required to be retained must be destroyed. Any person that conducts business in California maintains customers’ personal information in unencrypted computer records and experiences a breach of security with regard to those records must promptly disclose the breach to all California residents whose personal information was or is reasonably believed to have been acquired by unauthorized persons as a result of such breach. Any person who maintains computerized personal data for others and experiences a breach of security must promptly inform the owner or licensee of the breach. A business may not provide personal information of its customers to third parties for direct mailing purposes unless the customer “opts in” to such information sharing. A business that fails to provide this privilege to its customers must report the uses made of its customers’ data upon a customer’s request.
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
Regulatory Reform
The U.S. Congress, state lawmaking bodies and federal and state regulatory agencies continue to consider a number of wide-ranging and comprehensive proposals for altering the structure, regulation and competitive relationships of the nation’s financial institutions, including rules and regulations related to the administration’s proposals. Separate comprehensive financial reform bills intended to address the proposals set forth by the administration were introduced in both houses of the U.S. Congress in the second half of 2009 and remain under review by both the U.S. House of Representatives and the U.S. Senate. During the fourth quarter of 2009, the U.S. House of Representatives approved the Wall Street Reform and Consumer Protection Act of 2009 (H.R. 4173). As adopted, H.R. 4173 would potentially impact many aspects of the Company’s structure and operations. Examples of some of the changes contained in H.R. 4174 include (i) amendments to the Federal Deposit Insurance Act to establish deposit assessments on total assets less tangible equity, rather than total deposits; (ii) provisions providing shareholders of public companies to have a non-binding “say on pay” vote; and (iii) the creation of a new federal regulator, the Consumer Financial Protection Agency, with enforcement authority for many of the statute described above.
In addition, both the U.S. Treasury Department and the Basel Committee have issued policy statements regarding proposed significant changes to the regulatory capital framework applicable to banking organizations as discussed above. The Company cannot predict whether or in what form further legislation or regulations may be adopted or the extent to which the Corporation may be affected thereby.
On October 22, 2009, the Federal Reserve issued a comprehensive proposal on incentive compensation policies (the “Incentive Compensation Proposal”) intended to ensure that the incentive compensation policies of banking organizations do not undermine the safety and soundness of such organizations by encouraging excessive risk-taking. The Incentive Compensation Proposal, which covers all employees that have the ability to materially affect the risk profile of an organization, either individually or as part of a group, is based upon the key principles that a banking organization’s incentive compensation arrangements should (i) provide incentives that do not encourage risk-taking beyond the organization’s ability to effectively identify and manage risks, (ii) be compatible with effective internal controls and risk management, and (iii) be supported by strong corporate governance, including active and effective oversight by the organization’s board of directors. Banking organizations are instructed to begin an immediate review of their incentive compensation policies to ensure that they do not encourage excessive risk-taking and implement corrective programs as needed. Where there are deficiencies in the incentive compensation arrangements, they must be immediately addressed.

The Federal Reserve will review, as part of the regular, risk-focused examination process, the incentive compensation arrangements of banking organizations, such as Western Alliance, that are not “large, complex banking organizations.” These reviews will be tailored to each organization based on the scope and complexity of the organization’s activities and the prevalence of incentive compensation arrangements. The findings of the supervisory initiatives will be included in reports of examination. Deficiencies will be incorporated into the organization’s supervisory ratings, which can affect the organization’s ability to make acquisitions and take other actions. Enforcement actions may be taken against a banking organization if its incentive compensation arrangements, or related risk-management control or governance processes, pose a risk to the organization’s safety and soundness and the organization is not taking prompt and effective measures to correct the deficiencies. As noted above, the FDIC has also announced that it would seek public comment on whether banks with compensation plans that encourage risky behavior should be charged at higher deposit assessment rates than such banks would otherwise be charged.
The scope and content of the U.S. banking regulators’ policies on executive compensation are continuing to develop and are likely to continue evolving in the near future. It cannot be determined at this time whether compliance with such policies will adversely affect the Corporation’s ability to hire, retain and motivate its key employees.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
For a discussion of quantitative and qualitative disclosures about market risk, please see Item 7 “Management’s Discussion and Analysis of Financial Condition and results of Operations - Quantitative and Qualitative Disclosure about Market Risk” on page 51.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Our consolidated financial statements and supplementary data included in this annual report begin at page 74 immediately following the index to consolidated financial statements page to this annual report.

McGladrey & Pullen
Certified Public Accountants
Report of Independent Registered Public Accounting Firm
To the Board of Directors
Western Alliance Bancorporation
We have audited the consolidated balance sheets of Western Alliance Bancorporation and subsidiaries (collectively referred to as the Company) as of December 31, 2009 and 2008, and the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 16, 2010 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
/s/ McGLADREY & PULLEN, LLP
Las Vegas, Nevada
March 16, 2010

WESTERN ALLIANCE AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2009	2008
	(in thousands, except per share
	amounts)
Assets:
Cash and due from banks	$116,841	$127,059
Federal funds sold and other	3,473	664
Interest-bearing demand deposits in other financial institutions	276,516	12,231

Cash and cash equivalents	396,830	139,954
Money market investments	54,029	—
Investment securities — measured, at fair value	58,670	119,237
Investment securities — available-for-sale, at fair value; amortized cost of $740,783 at December 31, 2009 and $479,354 at December 31, 2008	744,598	437,862
Investment securities — held-to-maturity, at amortized cost; fair value of $7,482 at December 31, 2009 and $8,382 at December 31, 2008	7,482	8,278
Investments in restricted stock, at cost	41,378	41,047
Loans:
Held for investment, net of deferred fees	4,079,639	4,095,711
Less: allowance for credit losses	(108,623)	(74,827)

Total loans	3,971,016	4,020,884
Premises and equipment, net	125,883	140,910
Goodwill and other intangible assets	43,121	100,000
Other assets acquired through foreclosure, net	83,347	14,545
Bank owned life insurance	92,510	90,700
Deferred tax assets, net	68,957	34,400
Corporate taxes receivable	509	48,367
Prepaid expenses	35,323	3,809
Other assets	29,626	42,768

Total assets	$5,753,279	$5,242,761

Liabilities:
Deposits:
Non-interest-bearing demand	$1,157,013	$1,010,625
Interest-bearing	3,565,089	2,641,641

Total deposits	4,722,102	3,652,266
Customer repurchase agreements	223,269	321,004
Other borrowings	29,352	637,118
Junior subordinated debt, at fair value	42,438	43,038
Subordinated debt	60,000	60,000
Other liabilities	100,393	33,838

Total liabilities	5,177,554	4,747,264

Commitments and contingencies (Note 11)

Shareholders’ equity:
Preferred stock — par value $.0001; 20,000,000 authorized; 140,000 issued and outstanding	127,945	125,203
Common stock — par value $.0001; 100,000,000 authorized; 72,503,902 shares issued and outstanding at December 31, 2009 and 38,600,788 at December 31, 2008	7	4
Surplus	684,092	484,205
Retained deficit	(241,724)	(85,424)
Accumulated other comprehensive income (loss)	5,405	(28,491)

Total shareholders’ equity	575,725	495,497

Total liabilities and shareholders’ equity	$5,753,279	$5,242,761

See the accompanying notes.

WESTERN ALLIANCE BANCORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2009	2008	2007
	(in thousands except per share amounts)
Interest income:
Loans, including fees	$248,098	$257,528	$264,480
Investment securities — taxable	24,318	32,017	35,602
Investment securities — non-taxable	404	747	720
Dividends — taxable	680	2,828	1,700
Dividends — non-taxable	1,287	2,149	1,676
Other	1,236	322	1,644

Total interest income	276,023	295,591	305,822

Interest expense:
Deposits	61,905	69,136	98,128
Customer repurchase agreements	3,629	5,999	8,397
Junior subordinated and subordinated debt	4,966	7,257	7,616
Other borrowings	3,234	18,291	11,792

Total interest expense	73,734	100,683	125,933

Net interest income	202,289	194,908	179,889
Provision for credit losses	149,099	68,189	20,259

Net interest income after provision for credit losses	53,190	126,719	159,630

Non-interest income:
Securities impairment charges, net	(45,831)	(156,832)	(2,861)
Portion of impairment charges recognized in other comprehensive loss (before taxes)	2,047	—	—

Net securities impairment charges recognized in earnings	(43,784)	(156,832)	(2,861)
Mark to market gains, net	3,631	9,033	2,418
Gain on sales of securities, net	16,100	138	434
Losses on repossessed assets and bank premises, net	(21,274)	(679)	—
Trust and investment advisory fees	9,287	10,489	9,764
Service charges and fees	8,172	6,135	4,828
Derivative (losses) gains, net	(263)	1,607	(1,833)
Other	13,115	13,063	9,788

Total non-interest income (loss)	(15,016)	(117,046)	22,538

Non-interest expense:
Salaries and employee benefits	95,466	88,349	76,582
Occupancy expense, net	21,049	20,891	18,120
Goodwill impairment	49,671	138,844	—
Insurance	12,532	4,089	3,324
Customer service	12,150	6,817	6,708
Legal, professional and director fees	9,112	5,501	3,862
Marketing	6,463	10,247	6,815
Data processing	4,274	5,755	2,278
Intangible amortization	3,781	3,631	1,455
Operating lease depreciation	3,229	2,886	—
Other	13,459	13,289	14,636

Total non-interest expense	231,186	300,299	133,780

(Loss)/ income before provision for income taxes	(193,012)	(290,626)	48,388
(Benefit)/ provision for income taxes	(41,606)	(54,166)	15,513

Net (loss)/ income	(151,406)	(236,460)	32,875
Dividends and accretion on preferred stock	9,742	1,081	—

Net (loss)/ income available to common shareholders	$(161,148)	$(237,541)	$32,875

(Loss)/ income per share — basic	$(2.74)	$(7.27)	$1.14
(Loss)/ income per share — diluted	$(2.74)	$(7.27)	$1.06
Average number of common shares — basic	58,836	32,652	28,918
Average number of common shares — diluted	58,836	32,652	31,019
Dividends declared per common share	$—	$—	$—
See the accompanying notes.

WESTERN ALLIANCE BANCORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31,
	2009	2008	2007
	(in thousands)

Net (loss)/ income	$(151,406)	$(236,460)	$32,875

Other comprehensive (loss)/ income, net:
Unrealized (loss)/ gain on securities AFS, net	13,422	(99,198)	(27,125)
Impairment loss on securities, net	32,858	99,541	—
Realized loss/ (gain) on sale of securities AFS included in income, net	(7,536)	(90)	(282)

Net other comprehensive (loss)/ income	38,744	253	(27,407)

Comprehensive (loss)/ income	$(112,662)	$(236,207)	$5,468

Amount of impairment losses reclassified out of accumulated other comprehensive income into earnings for the period was $44.1 million in 2009, $156.7 million in 2008 and ($0.3) million in 2007. The income tax benefit related to these losses were $11.2 million, $57.2 million, and ($0.1) million in 2009, 2008 and 2007, respectively.
See the accompanying notes.

WESTERN ALLIANCE BANCORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY

						Accumulated
						Other	Retained	Total
	Preferred Stock		Common Stock			Comprehensive	Earnings	Shareholder’s
	Shares	Amount	Shares	Amount	Surplus	Income (Loss)	(Deficit)	Equity
	(in thousands)
Balance, December 31, 2006:	—	$—	27,085	$3	$287,553	$(5,147)	$126,170	$408,579
Net income	—	—	—	—	—	—	32,875	32,875
Exercise of stock options,net of tax of $115	—	—	431	—	3,336	—	—	3,336
Stock warrants excercised	—	—	30	—	26	—	—	26
Issuance of common stock in connection with acquisition (1)	—	—	2,862	—	89,197	—	—	89,197
Stock options converted at acquisition	—	—	—	—	10,075	—	—	10,075
Stock-based compensation	—	—	44	—	2,755	—	—	2,755
Restricted stock grants, net	—	—	456	—	4,101	—	—	4,101
Stock repurchases	—	—	(751)	—	(19,070)	—	—	(19,070)
Other comprehensive income, net	—	—	—	—	—	(27,407)	—	(27,407)
Adjustment to adopt ASC 825	—	—	—	—	—	3,810	(6,759)	(2,949)

Balance, December 31, 2007	—	—	30,157	3	377,973	(28,744)	152,286	501,518

Net loss	—	—	—	—	—	—	(236,460)	(236,460)
Adoption of ASC 715	—	—	—	—	—	—	(169)	(169)
Exercise of stock options, net of tax of $23	—	—	183	—	1,404	—	—	1,404
Repurchased shares, net	—	—	(20)	—	(356)	—	—	(356)
Stock issued in private placements (2)	—	—	8,146	—	80,075	—	—	80,076
Stock-based compensation	—	—	135	—	10,059	—	—	10,059
Issuance of preferred stock and common stock warrants	140	124,900	—	—	15,050	—	—	139,950
Accretion on preferred stock discount	—	303	—	—	—	—	(303)	—
Dividends on preferred stock	—	—	—	—	—	—	(778)	(778)
Other comprehensive income, net	—	—	—	—	—	253	—	253

Balance, December 31, 2008	140	125,203	38,601	4	484,205	(28,491)	(85,424)	495,497

Adoption of ASC 320	—	—	—	—	—	(4,848)	4,848	—
Net loss	—	—	—	—	—	—	(151,406)	(151,406)
Issuance of common stock (3)	—	—	33,441	3	191,056	—	—	191,059
Exercise of stock options	—	—	28	—	78	—	—	78
Stock-based compensation	—	—	247	—	3,283	—	—	3,283
Restricted stock grants, net	—	—	187	—	5,470	—	—	5,470
Dividends on preferred stock	—	—	—	—	—	—	(7,000)	(7,000)
Accretion on preferred stock discount	—	2,742	—	—	—	—	(2,742)	—
Other comprehensive income, net	—	—	—	—	—	38,744	—	38,744

Balance, December 31, 2009	140	$127,945	72,504	$7	$684,092	$5,405	$(241,724)	$575,725

(1)	Net of offering costs of $361

(2)	Net of offering costs of $139

(3)	Net of offering costs of $9,582
See the accompanying notes.

WESTERN ALLIANCE BANCORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2009	2008	2007
	(in thousands)
Cash flows from operating activities:
Net (Loss)/ income	$(151,406)	$(236,460)	$32,875
Adjustments to reconcile net (loss)/ income to cash provided by operating activities:
Provision for credit losses	149,099	68,189	20,259
Depreciation and amortization	15,489	12,873	12,086
Stock-based compensation	8,753	10,059	6,856
Excess tax benefit of stock-based compensation	—	(23)	(115)
Deferred income taxes and income taxes receivable	(46,300)	(11,000)	(4,219)
Net amortization of discounts and premiums for investment securities	1,664	(364)	(791)
Goodwill impairment	49,671	138,844	—
Securities impairment	43,784	156,832	2,861
(Gains)/Losses on:
Sales of securities, AFS	(16,100)	(138)	(434)
Derivatives	263	(1,607)	1,833
Sale of repossessed assets, net	21,274	679	—
Sale of premises and equipment, net	(112)	(32)	27
Sale of loans, net	(328)	(148)	—
Sale of subsidiary, net	(54)	—	—
Changes in:
Other assets	(63,571)	(58,379)	(14,800)
Other liabilities	66,555	7,978	905
Fair value of assets and liabilities measured at fair value	(3,631)	(9,033)	(4,583)
Servicing rights, net	37	13	21
Other, net	(332)	2,720	1,974

Net cash provided by operating activities	74,755	81,003	54,755

Cash flows from investing activities:
Proceeds from loan sales	13,242	—	—
Proceeds from sale of securities measured at fair value	22,419	101,232	5,712
Principal pay downs and maturities of securities measured at fair value	39,664	38,734	55,848
Purchases of securities measured at fair value	—	(24,266)	(14,612)
Proceeds from sale of available-for-sale securities	88,489	19,177	87,114
Principal pay downs and maturities of available-for-sale securities	117,757	62,341	49,335
Purchase of available-for-sale securities	(503,285)	(194,501)	(360,610)
Purchases of securities held-to-maturity	—	—	(1,527)
Proceeds from maturities of securities held-to-maturity	495	2,439	16
Loan originations and principal collections, net	(112,143)	(505,369)	(350,402)
Cash paid in acquisition settlement, net	—	—	47,491
Investment in money market	(54,029)	—	—
Purchase of restricted stock	(1,174)	(14,004)	(7,596)
Sale and purchase of premises and equipment, net	4,951	(6,795)	(35,900)
Proceeds from sale of other real estate owned, net	15,418	—	—
Other, net	(46)	256	(1,442)

Net cash (used) in investing activities	(368,242)	(520,756)	(526,573)

WESTERN ALLIANCE BANCORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(continued)

	Year Ended December 31,
	2009	2008	2007
	(in thousands)
Cash flows from financing activities:
Net increase/ (decrease) in deposits	938,116	105,344	(255,762)
Deposits purchased from the FDIC	131,720	—	—
Net increase/ (decrease) in borrowings	(703,986)	137,660	579,280
Proceeds from issuance of junior subordinated debt	—	—	32,000
Re-payment of junior subordinated debt	—	—	(16,882)
Proceeds from issuance of common stock options and stock warrants	78	1,381	3,247
Payments to repurchase common stock	—	(356)	(19,070)
Excess tax benefit of stock-based compensation	—	23	115
Proceeds from issuance stock, net	191,268	220,026	(361)
Cash dividends paid on preferred stock	(6,833)	—	—

Net cash provided by financing activities	550,363	464,078	322,567

Net increase/ (decrease) in cash and cash equivalents	256,876	24,325	(149,251)
Cash and cash equivalents at beginning of year	139,954	115,629	264,880

Cash and cash equivalents at end of year	$396,830	$139,954	$115,629

Supplemental disclosure:
Cash paid during the period for:
Interest	$73,851	$101,974	$125,612
Income taxes	(47,249)	7,020	22,127
Non-cash investing and financing activity:
Transfers to other assets acquired through foreclosure, net	68,802	25,485	3,412
Change in unrealized holding loss on AFS Securities, net of tax	34,558	254	(23,597)
Change in OTTI on HTM, net of tax	(662)	—	—
Stock and stock options issued in connection with acquisitions	—	—	99,633
Business combination:
Fair value of assets acquired, excluding intangibles	$—	$—	$446,114
Goodwill and other intangibles acquired	—	—	95,975
Liabilities assumed	—	—	(417,630)
Common stock and options issued	—	—	(99,633)
Cash acquired from acquisitions	—	—	(72,317)

Cash (received) for acquisitions	$—	$—	$(47,491)

See the accompanying notes.

WESTERN ALLIANCE BANCORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Nature of Operation
Western Alliance Bancorporation (“WAL or the Company”), incorporated in the state of Nevada, is a bank holding company providing full service banking and related services to locally owned businesses, professional firms, real estate developers and investors, local non-profit organizations, high net worth individuals and other consumers through its five wholly owned subsidiary banks; Bank of Nevada and First Independent Bank of Nevada, operating in Nevada, Alliance Bank of Arizona, operating in Arizona, and Torrey Pines Bank and Alta Alliance Bank, operating in California. In addition, its non-bank subsidiaries Premier Trust, Inc., Shine Investment Advisory Services, Inc. and Western Alliance Equipment Finance offer a broad array of financial products and services aimed at satisfying the needs of small to mid-sized businesses and their proprietors, including trust administration and estate planning, custody and investments, and equipment leasing nationwide. These entities are collectively referred to herein as the Company.
Basis of Presentation
The accounting and reporting policies of the Company are in accordance with accounting principles generally accepted in the United States (“GAAP”) and conform to practices within the financial services industry. The accounts of the Company and its consolidated subsidiaries are included in these Consolidated Financial Statements. All significant intercompany balances and transactions have been eliminated.
In June 2009, the Financial Accounting Standards Board (“FASB”) established the FASB Accounting Standards Codification (“FASB ASC”), as the source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements. Rules and releases of the United States Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The FASB ASC became effective for the Company on September 30, 2009 and supersedes all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the FASB ASC became non-authoritative. The FASB ASC does not change or alter GAAP and, therefore, the adoption of the FASB ASC did not impact the Company’s Consolidated Financial Statements.
Use of estimates in the preparation of financial statements
The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant changes in the near term relate to the determination of the allowance for credit losses; fair value of other real estate owned; determination of the valuation allowance related to deferred tax assets; impairment of goodwill and other intangible assets and other than temporary impairment on securities. Although Management believes these estimates to be reasonably accurate, actual amounts may differ. In the opinion of Management, all adjustments considered necessary have been reflected in the financial statements during their preparation.
Principles of consolidation
WAL has 13 wholly-owned subsidiaries. Bank of Nevada (“BON”) Alliance Bank of Arizona (“ABA”), Torrey Pines Bank (“TPB”), Alta Alliance Bank (“AAB”), First Independent Bank of Nevada (“FIBN”) which are all banking subsidiaries, Premier Trust, Inc. (“PTI”), a registered investment advisor, Western Alliance Equipment Finance, Inc. (“WAEF”) which provides equipment leasing, and six unconsolidated subsidiaries used as business trusts in connection with issuance of trust-preferred securities as described in Note 10, “Junior Subordinated and Subordinated Debt” on page 111 of this Form 10-K. In addition, WAL maintains an 80 percent interest in Shine Investment Advisory Services Inc. (“Shine”), a registered investment advisor.
BON has a wholly-owned Real Estate Investment Trust (“REIT”) that is used to hold certain commercial real estate loans, residential real estate loans and other loans in a real estate investment trust. The Company does not have any other entities that should be considered for consolidation. All significant intercompany balances and transactions have been eliminated in consolidation.
Reclassifications
Certain amounts in the consolidated financial statements as of and for the years ended December 31, 2008 and 2007 have been reclassified to conform to the current presentation. The reclassifications have no effect on net income or stockholders’ equity as previously reported.

Repurchase program
For the year ended December 31, 2008, the Company repurchased approximately 20,000 shares of its own common stock on the open market with a weighted average price of $17.75 per share. The repurchase program expired as of December 31, 2008. All repurchased shares were retired as soon as is practicable after settlement. In addition, as a condition to participate in the Troubled Asset Relief Program (“TARP”), the Company may not repurchase any additional shares under a stock repurchase program without prior approval from the United States Department of the Treasury. There were no stock repurchases by the Company in 2009.
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
Cash reserve requirements
Depository institutions are required by law to maintain reserves against their transaction deposits. The reserves must be held in cash or with the Federal Reserve Bank (“FRB”). The amount of the reserve varies by bank as the banks are permitted to meet this requirement by maintaining the specified amount as an average balance over a two-week period. The total of reserve balances was approximately $14.0 million and $35.0 million as of December 31, 2009 and 2008, respectively.
Investment securities
Investment securities may be classified as held-to-maturity (“HTM”), available-for-sale (“AFS”) or trading. The appropriate classification is initially decided at the time of purchase. Securities classified as held-to-maturity are those debt securities the Company has both the intent and ability to hold to maturity regardless of changes in market conditions, liquidity needs or general economic conditions. These securities are carried at amortized cost. The sale of a security within three months of its maturity date or after at least 85 percent of the principal outstanding has been collected is considered a maturity for purposes of classification and disclosure.
Securities classified as AFS or trading are reported as an asset on the Consolidated Balance Sheets at their estimated fair value. As the fair value of AFS securities changes, the changes are reported net of income tax as an element of other comprehensive income (“OCI”), except for impaired securities. When AFS securities are sold, the unrealized gain or loss is reclassified from OCI to non-interest income. The changes in the fair values of trading securities are reported in non-interest income. Securities classified as AFS are both equity and debt securities the Company intends to hold for an indefinite period of time, but not necessarily to maturity. Any decision to sell a security classified as AFS would be based on various factors, including significant movements in interest rates, changes in the maturity mix of the Company’s assets and liabilities, liquidity needs, and regulatory capital considerations.
Interest income is recognized based on the coupon rate and increased by accretion of discounts earned or decreased by the amortization of premiums paid over the contractual life of the security using the interest method. For mortgage-backed securities, estimates of prepayments are considered in the constant yield calculations.
In estimating whether there are any other than temporary impairment losses, management considers 1) the length of time and the extent to which the fair value has been less than amortized cost, 2) the financial condition and near term prospects of the issuer, 3) the impact of changes in market interest rates and 4) the intent and ability of the Company to retain its investment for a period of time sufficient to allow for any anticipated recovery in fair value.
Declines in the fair value of individual debt securities available for sale that are deemed to be other than temporary are reflected in earnings when identified. The fair value of the debt security then becomes the new cost basis. For individual debt securities where the Company does not intend to sell the security and it is not more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis, the other than temporary decline in fair value of the debt security related to 1) credit loss is recognized in earnings and 2) market or other factors is recognized in other comprehensive income or loss. Credit loss is recorded if the present value of cash flows is less than amortized cost. For individual debt securities where the Company intends to sell the security or more likely than not will not recover all of its amortized cost, the other than temporary impairment is recognized in earnings equal to the entire difference between the securities cost basis and its fair value at the balance sheet date. For individual debt securities that credit loss has been recognized in earnings, interest accruals and amortization and accretion of premiums and discounts are suspended when the credit loss is recognized. Interest received after accruals have been suspended is recognized on a cash basis.
Securities measured at fair value are equity and debt securities for which the Company elected early adoption of FASB ASC 825 “Financial Instruments,” effective January 1, 2007. Securities for which the fair value measurement classification was made generally were fixed rate with a relatively long duration and low coupon rates. Securities measured at fair value are reported at fair value with unrealized gains and losses included in current period earnings.

Restricted stock
The Company’s subsidiary banks are members of the Federal Home Loan Bank (“FHLB”) system and maintain an investment in capital stock of the FHLB based on the borrowing capacity used by each bank. Alta Alliance Bank is a member of the Federal Reserve Bank (“FRB”) system and maintains an investment in capital stock of the FRB. The Company’s subsidiary banks also maintain an investment in their primary correspondent bank. These investments are considered equity securities with no actively traded market. Therefore, the shares are considered restricted investment securities. These investments are carried at cost, which is equal to the value at which they may be redeemed. The dividend income received from the stock is reported in interest income. Our investment in FHLB stock is carried at cost. We conduct a periodic review and evaluation of our FHLB stock to determine if any impairment exists.
Derivative financial instruments
All derivatives are recognized on the balance sheet at their fair value, with changes in fair value reported in current-period earnings. These instruments consist primarily of interest rate swaps.
Certain derivative transactions that meet specified criteria qualify for hedge accounting. The Company occasionally purchases a financial instrument or originates a loan that contains an embedded derivative instrument. Upon purchasing the instrument or originating the loan, the Company assesses whether the economic characteristics of the embedded derivative are clearly and closely related to the economic characteristics of the remaining component of the financial instrument (i.e., the host contract) and whether a separate instrument with the same terms as the embedded instrument would meet the definition of a derivative instrument. When it is determined that (1) the embedded derivative possesses economic characteristics that are not clearly and closely related to the economic characteristics of the host contract, and (2) a separate instrument with the same terms would qualify as a derivative instrument, the embedded derivative is separated from the host contract and carried at fair value. However, in cases where (1) the host contract is measured at fair value, with changes in fair value reported in current earnings or (2) the Company is unable to reliably identify and measure an embedded derivative for separation from its host contract, the entire contract is carried on the balance sheet at fair value and is not designated as a hedging instrument.
Loans, interest and fees from loans
The Company generally holds loans for investment and has the intent and ability to hold loans until their maturity. Therefore, they are reported at book value. Net loans are stated at the amount of unpaid principal, reduced by unearned loan fees and allowance for loan losses.
Interest income on loans is accrued daily using the effective interest method and recognized over the terms of the loans. Loan fees collected for the origination of loans less direct loan origination costs (net deferred loan fees) are amortized over the contractual life of the loan through interest income. If the loan has scheduled payments, the amortization of the net deferred loan fee is calculated using the interest method over the contractual life of the loan. If the loan does not have scheduled payments, such as a line of credit, the net deferred loan fee is recognized as interest income on a straight-line basis over the contractual life of the loan commitment. Commitment fees based on a percentage of a customer’s unused line of credit and fees related to standby letters of credit are recognized over the commitment period. As a service for customers, the Company has entered into agreements with unaffiliated mortgage companies to complete applications, loan documents and perform pre-underwriting activities for certain residential mortgages. The mortgage loan pre-underwriting fees from these agreements are recognized as income when earned.
When loans are repaid, any remaining unamortized balances of unearned fees, deferred fees and costs and premiums and discounts paid on purchased loans are accounted for though interest income.
Nonaccrual loans: When a borrower discontinues making payments as contractually required by the note, the Company must determine whether it is appropriate to continue to accrue interest. Generally, the Company places loans in a nonaccrual status and ceases recognizing interest income when the loan has become delinquent by more than 90 days or when Management determines that the repayment of principal and collection of interest is unlikely. The Company may decide to continue to accrue interest on certain loans more than 90 days delinquent if they are well secured by collateral and collection is in process. Credit card loans and other personal loans are typically charged off no later than 180 days delinquent.
When a loan is placed on nonaccrual status, all interest accrued but uncollected is reversed against interest income in the period in which the status is changed. Subsequent payments received from the customer are applied to principal and no further interest income is recognized until the principal has been paid in full or until circumstances have changed such that payments are again consistently received as contractually required.

Impaired loans: A loan is identified as impaired when it is probable that interest and principal will not be collected according to the contractual terms of the loan agreement. Most impaired loans are classified as nonaccrual. However, there are some loans that are termed impaired due to doubt regarding collectability according to contractual terms, but are both fully secured by collateral and are current in their interest and principal payments. These impaired loans are not classified as nonaccrual. A valuation allowance is established for an impaired loan when the fair value of the loan is less than the recorded investment. Impaired loans are measured in accordance with ASC Topic 310, Receivables, utilizing the fair value of the collateral for collateral dependent loans or an analysis of the discounted cash flows.
Troubled Debt Restructured Loans: A troubled debt restructured loan is a loan which the Company, for reasons related to a borrower’s financial difficulties, grants a concession to the borrower that the Company would not otherwise consider.
The loan terms which have been modified or restructured due to a borrower’s financial situation, include but are not limited to a reduction in the stated interest rate, an extension of the maturity at an interest rate below current market, a reduction in the face amount of the debt; a reduction in the accrued interest, or re-aging, extensions, deferrals, renewals and rewrites. A troubled debt restructured loan would generally be considered impaired.
Allowance for credit losses:
Credit risk is inherent in the business of extending loans and leases to borrowers. Like other financial institutions, the Company must maintain an adequate allowance for credit losses. The allowance for credit losses is established through a provision for credit losses charged to expense. Loans are charged against the allowance for credit losses when Management believes that collectability of the contractual principal or interest is unlikely. Subsequent recoveries, if any, are credited to the allowance. The allowance is an amount believed adequate to absorb probable losses on existing loans that may become uncollectable, based on evaluation of the collectability of loans and prior credit loss experience, together with the other factors noted earlier. The Company formally determines the adequacy of the allowance for credit losses on a quarterly basis.
Our allowance for credit loss methodology incorporates several quantitative and qualitative risk factors used to establish the appropriate allowance for credit losses at each reporting date. Quantitative factors include our historical loss experience, delinquency and charge-off trends, collateral values, changes in the level of nonperforming loans and other factors. Qualitative factors include the economic condition of our operating markets and the state of certain industries. Specific changes in the risk factors are based on perceived risk of similar groups of loans classified by collateral type, purpose and terms. Statistics on local trends, and an internal one-year and three-year loss history are also incorporated into the allowance calculation model. Due to the credit concentration of our loan portfolio in real estate secured loans, the value of collateral is heavily dependent on real estate values in Nevada, Arizona and California, which have declined significantly in recent periods. While management uses the best information available to make its evaluation, future adjustments to the allowance may be necessary if there are significant changes in economic or other conditions. In addition, the FDIC, and state banking regulatory agencies, as an integral part of their examination processes, periodically review our subsidiary banks’ allowances for credit losses, and may require us to make additions to our allowance based on their judgment about information available to them at the time of their examinations. Management regularly reviews the assumptions and formulae used in determining the allowance and makes adjustments if required to reflect the current risk profile of the portfolio.
The allowance consists of specific and general components. The specific allowance relates to impaired loans. Impaired loans include those where interest recognition has been suspended, loans that are more than 90 days delinquent but because of adequate collateral coverage income continues to be recognized, and other classified loans not paying substantially according to the original contract terms. For such loans, an allowance is established when the discounted cash flows, collateral value or observable market price of the impaired loan are lower than the carrying value of that loan, pursuant to ASC 310. Loans not collateral dependent are evaluated based on the expected future cash flows discounted at the current contractual interest rate. The amount to which the present value falls short of the current loan obligation will be set up as a reserve for that account.
The Company uses an appraised value method to determine the need for a reserve on collateral dependent loans and further discount the appraisal for disposition costs. Due to the rapidly changing economic and market conditions of the regions within which we operate, the company obtains independent collateral valuation analysis on a regular basis for each loan, typically every six months. Because of the rapid decline in real estate prices recently, we further discount appraisals performed more than three months from the end of the quarter to compensate for this unprecedented economic environment, as cash flows warrant.

The general allowance covers all non-impaired loans and is based on historical loss experience adjusted for the various qualitative and quantitative factors listed above. The change in the allowance from one reporting period to the next may not directly correlate to the rate of change of the nonperforming loans for the following reasons:
1. A loan moving from impaired performing to impaired nonperforming does not mandate an increased reserve. The individual account is evaluated for a specific reserve requirement when the loan moves to impaired status, not when it moves to nonperforming status, and is reevaluated at each reporting period. Because our nonperforming loans are predominately collateral dependent, reserves are primarily based on collateral value, which is not affected by borrower performance but rather by market conditions.
2. Although real estate values have declined substantially during this year driving higher reserve requirements, our unprecedented level of charge-offs of $119.5 million year-to-date 2009 has kept close pace, resulting in only a $0.7 million decrease in our specific reserves on impaired accounts from $14.1 million at December 31, 2008 to $13.4 million at December 31, 2009.
3. Not all impaired accounts require a specific reserve. The payment performance of the borrower may require an impaired classification, but the collateral evaluation may support adequate collateral coverage. For a number of impaired accounts in which borrower performance has ceased, the collateral coverage is now sufficient because a partial charge off of the account has been taken. In those instances, neither a general reserve nor a specific reserve is assessed. Notwithstanding the level of impaired accounts increased by 30.9% year-to-date 2009, the percentage of reserved impaired accounts has fallen significantly. At December 31, 2008, 54.3% of the impaired accounts had assigned reserves. This compares to 5.7% at December 31, 2009.
Transfers of financial assets
Transfers of financial assets are accounted for as sales when control over the assets has been surrendered. Control over transferred assets is deemed surrendered when 1) the assets have been isolated from the Company, 2) the transferee obtains the right to pledge or exchange the transferred assets and 3) the Company no longer maintains effective control over the transferred assets through an agreement to repurchase the transferred assets before maturity.
Off-balance sheet instruments
In the ordinary course of business, the Company has entered into off-balance sheet financial instruments consisting of commitments to extend credit and standby letters of credit. Such financial instruments are recorded in the consolidated financial statements when they are funded. In addition to the exposure to credit losses from outstanding loans, the Company is also exposed to credit losses from certain off-balance sheet commitments such as unused loan commitments and letters of credit. Losses would be experienced when the Company is contractually obligated to make a payment under these instruments and must seek repayment from the borrower, which may not be as financially sound in the current period as they were when the commitment was originally made.
As with outstanding loans, the Company applies qualitative factors and utilization rates to its off-balance sheet obligations in determining an estimate of losses inherent in these contractual obligations. The estimate for credit losses on off-balance sheet instruments is included within other liabilities and the charge to income that establishes this liability is include in non-interest expense.
Other assets acquired through foreclosure
Other assets acquired through foreclosure consist primarily of properties acquired as a result of, or in-lieu-of, foreclosure. Properties or other assets (primarily repossessed assets formerly leased) are classified as other real estate owned and other repossessed property and are initially reported at fair value of the asset less selling costs, subsequent write downs are based on the lower of carrying value or fair value, less estimated costs to sell the property. Costs relating to the development or improvement of the assets are capitalized and costs relating to holding the assets are charged to non-interest expense. Property is evaluated regularly to ensure the recorded amount is supported by its current fair value and valuation allowances.

Premises and equipment
Premises and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is computed principally by the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized over the terms of the lease or the estimated lives of the improvements, whichever is shorter. Depreciation and amortization is computed using the following estimated lives:

Years

Bank premises	31
Equipment and furniture	3 – 10
Leasehold improvements	3 – 10
Management periodically reviews premises and equipment in order to determine if facts and circumstances suggest that the value of an asset is not recoverable.
Goodwill
The Company recorded as goodwill the excess of the purchase price over the fair value of the identifiable net assets acquired in accordance with applicable guidance. As per this guidance, a two-step process is outlined for impairment testing of goodwill. Impairment testing is generally performed annually, as well as when an event triggering impairment may have occurred. The first step tests for impairment, while the second step, if necessary, measures the impairment. The resulting impairment amount if any is charged to current period earnings as non-interest expense.
Other intangible assets
The Company’s intangible assets consist of core deposit intangible assets, investment advisory and trust customer relationship intangibles, and are amortized over periods ranging from 6 to 12 years. The Company evaluates the remaining useful lives of its core deposit intangible assets each reporting period, as required by FASB ASC 350, Intangibles — Goodwill and Other, to determine whether events and circumstances warrant a revision to the remaining period of amortization. If the estimate of an intangible asset’s remaining useful life has changed, the remaining carrying amount of the intangible asset is amortized prospectively over that revised remaining useful life. As a result of current economic conditions, the Company revised its estimates of the useful lives of its core deposit intangibles during the year ended December 31, 2008. The Company made no further changes to these revised lives in 2009.
Income taxes
Western Alliance Bancorporation and its subsidiaries, other than BW Real Estate, Inc., file a consolidated federal tax return. Due to tax regulations, several items of income and expense are recognized in different periods for tax return purposes than for financial reporting purposes. These items represent “temporary differences.” Deferred taxes are provided on an asset and liability method whereby deferred tax assets are recognized for deductible temporary differences and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effect of changes in tax laws and rates on the date of enactment.
The most significant source of these timing differences the credit loss reserve build which accounts for substantially all of the net deferred tax asset. In general, the Company will need to generate approximately $185 million of taxable income during the respective carryforward periods to fully realize its deferred tax assets.
As a result of the recent losses, the Company is in a three-year cumulative pretax loss position at December 31, 2009. A cumulative loss position is considered significant negative evidence in assessing the realizability of a deferred tax asset. The Company has concluded that there is sufficient positive evidence to overcome this negative evidence. This positive evidence includes Company forecasts, exclusive of tax planning strategies, that show realization of deferred tax assets by December 31, 2013 based on current projections, or by December 13, 2014 under stressed conditions. In addition, the Company has evaluated tax planning strategies, including potential sales of businesses and assets in which it could realize the excess of appreciated value over the tax basis of its assets. The amount of deferred tax assets considered realizable, however, could be significantly reduced in the near term if estimates of future taxable income during the carryforward period are significantly lower than forecasted due to deterioration in market conditions.
Based on the above discussion, the net operating loss carryforward of 20 years provides sufficient time to utilize deferred federal and state tax assets pertaining to the existing net operating loss carryforwards and any NOL that would be created by the reversal of the future net deductions that have not yet been taken on a tax return.
Bank owned life insurance
Bank owned life insurance is stated at its cash surrender value. The face amount of the underlying policies including death benefits was $218.3 million and $217.9 million as of December 31, 2009 and 2008, respectively. There are no loans offset against cash surrender values, and there are no restrictions as to the use of proceeds.
Customer repurchase agreements
The Company occasionally enters into repurchase agreements with customers whereby it pledges securities against overnight investments made from the customer’s excess collected funds. The Company records these at the amount of cash received in connection with the transaction
Stock compensation plans
The Company has the 2005 Stock Incentive Plan (the “Incentive Plan”), as amended, which is described more fully in Note 12, “Stockholder’s Equity.” Compensation expense for stock options and non-vested restricted stock awards is based on the fair value of the award on the measurement date, which, for the Company, is the date of the grant and is recognized ratably over the service period of the award. Prior to the Company’s initial public offering (“IPO”) the Company used the minimum value method to calculate the fair value of stock options. Subsequent to the Company’s IPO, the Company utilizes the Black-Scholes option-pricing model to calculate the fair value of stock options. The fair value of non-vested restricted stock awards is the market price of the Company’s stock on the date of grant. Prior to the Company’s initial public offering (“IPO”) the Company used the minimum value method to calculate the fair value of stock options. Subsequent to the IPO, the Company utilizes the Black-Scholes model to calculate the fair value of options.

During the years ended December 31, 2008 and 2006, the Company granted stock options to the directors of its subsidiaries. Directors of subsidiaries do not meet the definition of an employee under FASB ASC 718 Compensation. Accordingly, the Company applies FASB ASC 505 Equity to determine the measurement date for options granted to these directors. Therefore, the expense related to these options is re-measured each reporting date until the options are vested.
The following table illustrates the effect on net income and earnings per share had compensation cost for all of the stock-based compensation plans been determined based on the grant date fair values of awards:

	December 31,
	2009	2008	2007
	(dollars in thousands)
Net (loss) income:
Net (loss) income available to common stockholders	$(161,148)	$(237,541)	$32,875
Deduct stock-based employee compensation expense determined under the minimum value method for all awards issued prior to the IPO	(423)	(534)	(919)
Related tax benefit for nonqualified stock options	51	64	73

Pro forma	$(161,520)	$(238,011)	$32,029

Earnings (loss) per share:
Basic — as reported	$(2.74)	$(7.27)	$1.14
Basic — pro forma	(2.75)	(7.29)	1.11
Diluted — as reported	(2.74)	(7.27)	1.06
Diluted — pro forma	(2.75)	(7.29)	1.03
See Note 12, “Stockholder’s Equity” for further discussion of stock options, stock warrants and restricted stock awards.
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
The warrants are immediately exercisable. The Company successfully completed a Qualified Equity Offering in May 2009. As a result, the number of the shares of common stock underlying the portion of the warrant then held by Treasury was reduced by one-half of the shares of common stock originally covered by the warrant. Pursuant to the purchase agreement, Treasury has agreed not to exercise voting power with respect to any shares of common stock issued upon exercise of the warrant. Based on a Black Scholes options pricing model, the common stock warrants have been assigned a fair value of $15.1 million in the aggregate, as of November 21, 2008. As a result, $15.1 million has been recorded as the discount on the preferred stock obtained above and will be accreted as a reduction in net income available for common stockholders over the next five years at approximately $2.7 million to $3.3 million per year. As of December 31, 2009, $3.0 million of the discount on preferred stock had been accreted resulting in an unaccreted discount on preferred stock on this date of $12.1 million.
No other shares of preferred stock are issued and outstanding, and the Company has no current intent to issue additional preferred stock. The Board of Directors has the authority, without further action by the stockholders, to issue preferred stock in one or more series and to fix the number of shares, designations, preferences, powers, and relative, participating, optional or other special rights. The issuance of additional preferred stock could decrease the amount of earnings and assets available for distribution to holders of common stock or adversely affect the rights and powers, including voting rights, of the holders of common stock, and may have the effect of delaying, deferring or preventing a change in control of the Company.
As discussed elsewhere in this Annual Report on Form 10-K, companies that participated in the Capital Purchase Program are subject to a number of restrictions regarding, among other things, executive compensation. See “Item 1 — “Supervision and Regulation — Recent Regulatory Initiatives” beginning on page 56 for further information. In addition, provisions exist for limitations on the issuance of additional debt, including trust preferred securities and provisions that allow the Treasury to unilaterally amend the terms of the agreement.
Trust Assets and Investment Advisory Services
The Company has a trust subsidiary and interests in two registered investment advisors that have fiduciary responsibility for the assets they manage on behalf of customers. These assets are not owned by the Company and are not reflected in the accompanying Consolidated Balance Sheets. Trust income is recorded on a cash basis and investment advisory service income is recorded on an accrual basis. At December 31, 2009 and 2008, Premier Trust had $293.9 million and $316.1 million, respectively, in assets under management and $518.5 million and $487.6 million, respectively, in total trust assets. At December 31, 2009 and 2008, Miller/ Russell & Associates had $1.08 billion and $1.01 billion, respectively, in assets under management. At December 31, 2009 and 2008, Shine had $346.1 million and $328.0 million, respectively, in assets under management.
Fair values of financial instruments
The Company uses fair value measurements to record fair value adjustments to certain assets and liabilities. FASB ASC 820, Fair Value Measurements and Disclosures (“ASC 820’) establishes a framework for measuring fair value, establishes a three-level valuation hierarchy for disclosure of fair value measurement and enhances disclosure requirements for fair value measurements. The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. The Company uses various valuation approaches, including market, income and/or cost approaches. ASC 820 establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that observable inputs be used when available. Observable inputs are inputs that market participants would use in pricing the asset or liability developed based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s assumptions about the assumptions market participants would use in pricing the asset or liability developed based on the best information available in the circumstances. The hierarchy is broken down into three levels based on the reliability of inputs, as follows:
•	Level 1 — Observable quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.

•
Level 2 — Observable quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, or model-based valuation techniques where all significant assumptions are observable, either directly or indirectly in the market.

•
Level 3 — Model-based techniques where all significant assumptions are not observable, either directly or indirectly, in the market. These unobservable assumptions reflect our own estimates of assumptions that market participants would use in pricing the asset or liability. Valuation techniques may include use of matrix pricing, discounted cash flow models and similar techniques.

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
Fair value is a market-based measure considered from the perspective of a market participant who holds the asset or owes the liability rather than an entity-specific measure. When market assumptions are available, ASC 820 requires the Company to make assumptions regarding the assumptions that market participants would use to estimate the fair value of the financial instrument at the measurement date.
FASB ASC 825, Financial Instruments (“ASC 825”) requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate that value.
Management uses its best judgment in estimating the fair value of the Company’s financial instruments; however, there are inherent weaknesses in any estimation technique. Therefore, for substantially all financial instruments, the fair value estimates presented herein are not necessarily indicative of the amounts the Company could have realized in a sales transaction at December 31, 2009 or 2008. The estimated fair value amounts for 2009 and 2008 have been measured as of their year-end, and have not been reevaluated or updated for purposes of these consolidated financial statements subsequent to those dates. As such, the estimated fair values of these financial instruments subsequent to the reporting date may be different than the amounts reported at year-end.
The information in Note 16, “Fair Value of Financial Instruments,” should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only required for a limited portion of the Company’s assets and liabilities.
Due to the wide range of valuation techniques and the degree of subjectivity used in making the estimate, comparisons between the Company’s disclosures and those of other companies or banks may not be meaningful.
The following methods and assumptions were used by the Company in estimating the fair value of its financial instruments:
Cash and cash equivalents
The carrying amounts reported in the consolidated balance sheets for cash and due from banks and federal funds sold and other approximates their fair value.
Securities
The fair values of U.S. Treasuries corporate bonds, and exchange-listed preferred stock are based on quoted market prices and are categorized as Level 1 of the fair value hierarchy.
With the exception of collateralized debt obligations (“CDOs”) and structured notes, the fair value of most other investment securities are determined based on matrix pricing. Matrix pricing is a mathematical technique that utilizes observable market inputs including, for example, yield curves, credit ratings and prepayment speeds. Fair values determined using matrix pricing are generally categorized as Level 2 in the fair value hierarchy.

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
Restricted stock
The Company’s subsidiary banks are members of the Federal Home Loan Bank (“FHLB”) system and maintain an investment in capital stock of the FHLB. Alta Alliance Bank is a member of the Federal Reserve Bank (“FRB”) system and maintains an investment in capital stock of the FRB. The Company’s subsidiary banks also maintain an investment in their primary correspondent bank. These investments are carried at cost since no ready market exists for them, and they have no quoted market value.
Loans
For variable rate loans that reprice frequently and that have experienced no significant change in credit risk, fair values are based on carrying values. Variable rate loans comprised approximately 66.8% and 44.0% of the loan portfolio at December 31, 2009 and 2008, respectively. Fair value for all other loans is estimated based on discounted cash flows using interest rates currently being offered for loans with similar terms to borrowers with similar credit quality with adjustments that the Company believes a market participant would consider in determining fair value. As a result, the fair value for loans disclosed in Note 16, “Fair Value of Financial Instruments,” is categorized as Level 3 in the fair value hierarchy.
Accrued interest receivable and payable
The carrying amounts reported in the consolidated balance sheets for accrued interest receivable and payable approximate their fair value. Accrued interest receivable and payable fair value measurements disclosed in Note 16 “Fair Value of Financial Instruments,” are classified as Level 3 in the fair value hierarchy.
Derivative financial instruments
All derivatives are recognized on the balance sheet at their fair value. The fair value for derivatives is determined based on market prices, broker-dealer quotations on similar product or other related input parameters. As a result, the fair values have been categorized as Level 2 in the fair value hierarchy.
Deposit liabilities
The fair value disclosed for demand and savings deposits is by definition equal to the amount payable on demand at their reporting date (that is, their carrying amount) which the Company believes a market participant would consider in determining fair value. The carrying amount for variable-rate deposit accounts approximates their fair value. Fair values for fixed-rate certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities on these deposits. The fair value measurement of the deposit liabilities disclosed in Note 16, “Fair Value of Instruments,” is categorized as Level 3 in the fair value hierarchy.
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
Basic and diluted (loss) earnings per share, based on the weighted average outstanding shares, are summarized as follows:

	Year Ended December 31,
	2009	2008	2007
	(in thousands, except per share amounts)
Basic:
Net income (loss) available to common stockholders	$(161,148)	$(237,541)	$32,875
Average common shares outstanding	58,836	32,652	28,918

Earnings (loss) per share	$(2.74)	$(7.27)	$1.14

Diluted:
Net income (loss) available to common stockholders	$(161,148)	$(237,541)	$32,875

Average common shares outstanding	58,836	32,652	28,918
Stock option adjustment	—	—	1,075
Stock warrant adjustment	—	—	919
Restricted stock award adjustment	—	—	107

Average common shares outstanding	58,836	32,652	31,019

Earnings (loss) per share	$(2.74)	$(7.27)	$1.06

As of December 31, 2009 and 2008, all stock warrants, stock options and restricted stock were considered anti-dilutive and excluded for purposes of calculating diluted loss per share. As of December 31, 2007, approximately 556,000 stock options and 131,000 stock warrants were considered anti-dilutive and excluded for purposes of calculating diluted earnings per share.
Recent accounting pronouncements
As discussed in Note 1 — “Summary of Significant Accounting Policies”, on July 1, 2009, the Accounting Standards Codification became FASB’s officially recognized source of authoritative U.S. generally accepted accounting principles applicable to all public and non-public non-governmental entities, superseding existing FASB, AICPA, EITF and related literature. Rules and interpretive releases of the SEC under the authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. All other accounting literature is considered non-authoritative. The switch to the ASC affects the way companies refer to U.S. GAAP in financial statements and accounting policies. Citing particular content in the ASC involves specifying the unique numeric path to the content through the Topic, Subtopic, Section and Paragraph structure. The Company adopted the provisions of ASC 105 for the quarter ended September 30, 2009.
FASB ASC Topic 810, “Consolidation.” New authoritative accounting guidance under ASC Topic 810, “Consolidation,” amended prior guidance to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. Under ASC Topic 810, a non-controlling interest in a subsidiary, which is sometimes referred to as minority interest, is an ownership interest in the consolidated entity that should be reported as a component of equity in the consolidated financial statements. Among other requirements, ASC Topic 810 requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the non-controlling interest. It also requires disclosure, on the face of the consolidated income statement, of the amounts of consolidated net income attributable to the parent and to the non-controlling interest. The new authoritative accounting guidance under ASC Topic 810 became effective for the Company on January 1, 2009 and did not have a significant impact on the Company’s consolidated financial statements.

Further new authoritative accounting guidance under ASC Topic 810 amends prior guidance to change how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. The new authoritative accounting guidance requires additional disclosures about the reporting entity’s involvement with variable-interest entities and any significant changes in risk exposure due to that involvement as well as its affect on the entity’s financial statements. The new authoritative accounting guidance under ASC Topic 810 will be effective January 1, 2010 and is not expected to have a significant impact on the Company’s consolidated financial statements.
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
On October 10, 2008, the FASB issued FSP No. 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active (FSP FAS 157-3), which clarifies the application of SFAS No. 157, Fair Value Measurements (SFAS 157), in an inactive market and illustrates how an entity would determine fair value when the market for a financial asset is not active. This FSP was subsequently incorporated in ASC Topic 820, Fair Value Measurements and Disclosures (ASC 820). ASC 820 states that an entity should not automatically conclude that a particular transaction price is determinative of fair value. In a dislocated market, judgment is required to evaluate whether individual transactions are forced liquidations or distressed sales. When relevant observable market information is not available, a valuation approach that incorporates management’s judgments about the assumptions that market participants would use in pricing the asset in a current sale transaction would be acceptable. ASC 820 also indicates that quotes from brokers or pricing services may be relevant inputs when measuring fair value, but are not necessarily determinative in the absence of an active market for the asset. In weighing a broker quote as an input to a fair value measurement, an entity should place less reliance on quotes that do not reflect the result of market transactions. Further, the nature of the quote (for example, whether the quote is an indicative price or a binding offer) should be considered when weighing the available evidence. This guidance is effective immediately and applies to prior periods for which financial statements have not been issued, including interim or annual periods ending on or before September 30, 2008. Accordingly, the Company adopted the guidance prospectively, beginning July 1, 2008. This standard was utilized by the Company in the fair value determination of our CDOs and adjustable rate preferred stock (ARPS) investment portfolios where quotes were not available, as discussed in Note 3 of the Consolidated Financial Statements.
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
On April 9, 2009, the FASB issued the following guidance: FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (FSP FAS 157-4). This FSP was subsequently incorporated in ASC 820. This guidance affirms that the objective of fair value when the market for an asset is not active is the price that would be received to sell the asset in an orderly transaction, and clarifies and includes additional factors for determining whether there has been a significant decrease in market activity for an asset when the market for that asset is not active. ASC 820 requires an entity to base its conclusion about whether a transaction was not orderly on the weight of the evidence. This guidance also expanded certain disclosure requirements. The Company adopted this guidance during the first quarter of 2009. Adoption of this guidance did not significantly impact the Company’s consolidated financial statements.
FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (FSP FAS 115-2 and FAS 124-2). These FSPs were subsequently incorporated in ASC 320. This guidance (i) changes existing guidance for determining whether an impairment is other than temporary to debt securities and (ii) replaces the existing requirement that the entity’s management assert it has both the intent and ability to hold an impaired security until recovery with a requirement that management assert: (a) it does not have the intent to sell the security; and (b) it is more likely than not it will not have to sell the security before recovery of its cost basis. Under ASC 320, declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses to the extent the impairment is related to credit losses. The amount of the impairment related to other factors is recognized in other comprehensive income. The Company adopted the provisions of this guidance during the first quarter of 2009. For further details of the Company’s adoption of this guidance refer to Note 3 to the Consolidated Financial Statements.
FSP SFAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (FSP SFAS 107-1 and APB 28-1). This guidance was subsequently incorporated in ASC Topic 825, Financial Instruments (ASC 825). ASC 825 requires an entity to provide disclosures about fair value of financial instruments in interim financial information as well as require those disclosures in summarized financial information at interim reporting periods. Under ASC 825, a publicly-traded company is required to include disclosures about the fair value of its financial instruments whenever it issues summarized financial information for interim reporting periods. In addition, entities must disclose, in the body or in the accompanying notes of its summarized financial information for interim reporting periods and in its financial statements for annual reporting periods, the fair value of all financial instruments for which it is practicable to estimate that value, whether recognized or not recognized in the statement of financial position, as required by ASC Subtopic 825-50. The Company adopted this guidance in the first quarter of 2009.
In April 2009, the FASB issued FSP FAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies (FSP FAS 141(R)-1). This FSP was subsequently incorporated in FASB ASC 805, Business Combinations (ASC 805). ASC 805 requires that assets acquired and liabilities assumed in a business combination that arise from contingencies be recognized at fair value if fair value can be reasonably estimated. If fair value of such an asset or liability cannot be reasonably estimated, the asset or liability would generally be recognized in accordance with ASC Topic 450, Contingencies (ASC 450). ASC 805 removes subsequent accounting guidance for assets and liabilities arising from contingencies and requires entities to develop a systematic and rational basis for subsequently measuring and accounting for assets and liabilities arising from contingencies. ASC 805 eliminates the requirement to disclose an estimate of the range of outcomes of recognized contingencies at the acquisition date. For unrecognized contingencies, entities are required to include only the disclosures required by ASC 450. ASC 805 also requires that contingent consideration arrangements of an acquiree assumed by the acquirer in a business combination be treated as contingent consideration of the acquirer and should be initially and subsequently measured at fair value. This guidance contained in ASC 805 is effective for assets or liabilities arising from contingencies the Company acquires in business combinations occurring after January 1, 2009.
On May 28, 2009, the FASB issued SFAS No. 165, Subsequent Events (SFAS 165). SFAS 165 was subsequently incorporated in FASB ASC Topic 855, Subsequent Events (ASC 855). Under ASC 855, companies are required to evaluate events and transactions that occur after the balance sheet date but before the date the financial statements are issued, or available to be issued in the case of non-public entities. ASC 855 requires entities to recognize in the financial statements the effect of all events or transactions that provide additional evidence of conditions that existed at the balance sheet date, including the estimates inherent in the financial preparation process. Entities shall not recognize the impact of events or transactions that provide evidence about conditions that did not exist at the balance sheet date but arose after that date. ASC 855 also requires entities to disclose the date through which subsequent events have been evaluated. ASC 855 was effective for interim and annual reporting periods ending after June 15, 2009. The Company adopted the provisions of ASC 855 for the quarter ended June 30, 2009.

On June 12, 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets (SFAS 166), and SFAS No. 167, Amendments to FASB Interpretation No. 46(R) (SFAS 167), which change the way entities account for securitizations and special-purpose entities. SFAS 166 was subsequently incorporated in FASB ASC Topic 860, Transfers and Servicing (ASC 860). ASC 860 requires more information about transfers of financial assets, including securitization transactions, and where companies have continuing exposure to the risks related to transferred financial assets. ASC 860 also eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets and requires additional disclosures. ASC 860 changes how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. This guidance in ASC 860 will be effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. Earlier application is prohibited. The recognition and measurement provisions of ASC 860 shall be applied to transfers that occur on or after the effective date. The Company will adopt these provisions of ASC 860 on January 1, 2010, as required. Management does not believe there will be a material impact on the Company’s consolidated financial statements upon adoption of these statements.
The FASB issued Accounting Standards Update (ASU) 2009-05, Fair Value Measurements and Disclosures (Topic 820) — Measuring Liabilities at Fair Value in August 2009 to provide guidance when estimating the fair value of a liability. When a quoted price in an active market for the identical liability is not available, fair value should be measured using (a) the quoted price of an identical liability when traded as an asset; (b) quoted prices for similar liabilities or similar liabilities when traded as assets; or (c) another valuation technique consistent with the principles of Topic 820, such as an income approach or a market approach. If a restriction exists that prevents the transfer of the liability, a separate adjustment related to the restriction is not required when estimating fair value. The ASU was effective October 1, 2009 and did not have a material impact on financial position or operations of the Company.
ASU 2009-12, Fair Value Measurements and Disclosures (Topic 820) — Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent), issued in September 2009, allows a company to measure the fair value of an investment that has no readily determinable fair market value on the basis of the investee’s net asset value per share as provided by the investee. This allowance assumes that the investee has calculated net asset value in accordance with the GAAP measurement principles of ASC Topic 946, Financial Services-Investment Companies (ASC 946), as of the reporting entity’s measurement date. Examples of such investments include investments in hedge funds, private equity funds, real estate funds and venture capital funds. The update also provides guidance on how the investment should be classified within the fair value hierarchy based on the value for which the investment can be redeemed. The amendment is effective for interim and annual periods ending after December 15, 2009 with early adoption permitted. The Company does not have investments in such entities and, therefore, there was no impact to the consolidated financial statements.
Issued October 2009, ASU 2009-15, Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance or Other Financing amends ASC Topic 470, Debt (ASC 470), and provides guidance for accounting and reporting for own-share lending arrangements issued in contemplation of a convertible debt issuance. At the date of issuance, a share-lending arrangement entered into on an entity’s own shares should be measured at fair value in accordance with ASC 820 and recognized as an issuance cost, with an offset to additional paid-in capital. Loaned shares are excluded from basic and diluted earnings per share unless default of the share-lending arrangement occurs. The amendments also require several disclosures including a description and the terms of the arrangement and the reason for entering into the arrangement. The effective dates of the amendments are dependent upon the date the share-lending arrangement was entered into and include retrospective application for arrangements outstanding as of the beginning of fiscal years beginning on or after December 15, 2009. The Company has no plans to issue convertible debt and, therefore, does not expect the update to have an impact on its consolidated financial statements.
Issued December 2009, ASU 2009-16, Transfers and Servicing (FASB Topic 860) Accounting for Transfers of Financial Assets which formally codifies FASB Statement No. 166, Accounting for Transfers of Financial Assets, into the FASB Accounting Standards of Codification. ASU 2009-16 represents a revision to the provisions of former FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, and will require more information about transfers of financial assets, including securitization transactions, and where entities have continuing exposure to the risks related to transferred financial assets. Among other things, ASU 2009-16: eliminates the concept of a “qualifying special-purpose entity”; changes the requirements for derecognizing financial assets; and enhances information reported to users of financial statements by providing greater transparency about transfers of financial assets and an entity’s continuing involvement in transferred financial assets. ASU 2009-16 is effective for the Company on January 1, 2010 and is not expected to have a significant impact on the Company’s consolidated financial statements.

Issued December 2009, ASU 2009-17, Consolidations (FASB Topic 810) — Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities, codifies FASB statement No. 167, Amendments to FASB Interpretation no. 46(R). ASU 2009-17 represents a revision to former FASB Interpretation No. 46(Revised December 2003), Consolidation of Variable Interest Entities, and changes how a reporting entity determines when an entity hat is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a reporting entity is required to consolidate another entity is based on, among other things, the: other entity’s purpose and design; and reporting entity’s ability to direct the activities of the other entity that most significantly impact the other entity’s economic performance. ASU 2009-17 also requires a reporting entity to provide additional disclosures about its involvement with variable interest entities and any significant changes in risk exposure due to that involvement. A reporting entity will be required to disclose how its involvement with a variable interest entity affects the reporting entity’s financial statements. ASU 2009-17 is effective for the Company on January 1, 2010 and is not expected to have a significant impact on the Company’s consolidated financial statements.
2. MERGERS, AQUISITIONS AND DISPOSITIONS
Miller Russell Disposition
Effective December 31, 2009, the Company sold a 75% interest in Miller/Russell & Associates, Inc (“MRA”) to certain members of the Miller/Russell management team for $2.7 million. The Company retains a 25% non-controlling interest in the post merger Miller/Russell Acquisition LLC. Alliance Bank of Arizona, a wholly-owned subsidiary of the Company provided the buyers with a $2.1 million secured term loan for the purchase. For the year ended December 31, 2009, MRA contributed a small loss to the consolidated operations of the Company and was deconsolidated from the consolidated balance sheet. The Company retains the 25% non-controlling interest at cost, which approximated fair value at the close of the transaction.
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
Shine Acquisition
Effective July 31, 2007, the Company acquired 80% of the outstanding common stock of Shine Investment Advisory Services, Inc., (“Shine”) headquartered in Lone Tree, Colorado. Shine’s results of operations were not included in the Company’s consolidated financial statements prior to the closing date.
Shine’s assets under management at the date of merger were $409.9 million. The fair value of tangible assets acquired through this merger was $0.4 million.
As provided in the purchase agreement and based on valuation amounts as of the merger date, approximately 314,000 shares of the Company’s stock at a price of approximately $25.48 were issued in connection with the Shine acquisition.

Both mergers were accounted for under the purchase method of accounting in accordance with FASB ASC 805. FASB ASC 805 provides guidance for allocating the purchase price to the assets acquired and the liabilities assumed based on their estimated fair values at the merger date and identifying and qualifying intangible assets. Appropriate amounts and adjustments shown were recorded by FIB or Shine and included in the respective reporting segment. Valuations of certain assets and liabilities of FIB and Shine were performed with the assistance of independent valuation consultants. None of the resulting goodwill is expected to be deductible for tax purposes. The goodwill related to the FICN merger was allocated to the “Nevada” operating segment, and the goodwill related to the Shine acquisition was allocated to the “Asset Management” operating segment.
There were no merger related expenses in the twelve months ended December 31, 2009 or 2008.
3. INVESTMENT SECURITIES
Carrying amounts and fair values of investment securities at December 31, 2009 and 2008 are summarized as follows:

	December 31, 2009
		OTTI
		Recognized
		in Other	Net	Gross	Gross
	Amortized	Comprehensive	Carrying	Unrealized	Unrealized	Fair
	Cost	Loss	Amount	Gains	(Losses)	Value
	(in thousands)
Securities held to maturity

Collateralized debt obligations	$1,462	$(544)	$918	$340	$(340)	$918
Municipal obligations	5,064	—	5,064	—	—	5,064
Other	1,500	—	1,500	—	—	1,500

	$8,026	$(544)	$7,482	$340	$(340)	$7,482

		OTTI
		Recognized
		in Other	Gross	Gross
	Amortized	Comprehensive	Unrealized	Unrealized	Fair
	Cost	Loss	Gains	(Losses)	Value
	(in thousands)
Securities available for sale

Municipal obligations	$324	$—	$2	$(10)	$316
Adjustable-rate preferred stock	7,825	—	10,471	—	18,296
Direct obligation and GSE residential	600,307	—	9,699	(4,250)	605,756
Private label residential mortgage backed securities (“MSB”)	12,829	(1,811)	1,045	(762)	11,301
Trust preferred securities	32,098	—	—	(10,048)	22,050
FDIC guaranteed corporate bonds	71,680	—	104	(594)	71,190
Other	15,720	—	21	(52)	15,689

	$740,783	$(1,811)	$21,342	$(15,716)	$744,598

Securities measured at fair value

U.S. Government-sponsored agency securities					$2,479
Direct obligation and GSE residential mortgage-backed securities					49,317
Private label residential MBS					6,874

					$58,670

	December 31, 2008
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value
	(in thousands)
Securities held to maturity

Collateralized debt obligations	$1,219	$—	$—	$1,219
Municipal obligations	5,559	104	—	5,663
Other	1,500	—	—	1,500

	$8,278	$104	$—	$8,382

Securities available for sale

U.S. Treasury securities	$8,102	$68	$—	$8,170
Municipal obligations	13,183	167	(56)	13,294
Direct obligation and GSE residential	338,697	5,124	(935)	342,886
Private label residential MBS	21,197	—	(5,474)	15,723
Adjustable-rate preferred stock	52,001	850	(25,129)	27,722
Trust preferred securities	32,250	2	(15,951)	16,301
Other	13,924	1	(159)	13,766

	$479,354	$6,212	$(47,704)	$437,862

Securities measured at fair value

U.S. Government-sponsored agency securities				$2,511
Municipal obligations				103
Direct obligation and GSE residential				93,918
Private label residential MBS				22,705

				$119,237

Gross unrealized gains on the ARPS securities are considered after-tax amounts as the previous impairment losses on these securities were also not tax-effected. This was due to a deferred tax valuation allowance that was originally booked on the ARPS impairment losses. Sales of these ARPS at current values would generate after-tax gains to the Company.
The Company conducts an other-than-temporary impairment (“OTTI”) analysis on a quarterly basis. The initial indication of OTTI for both debt and equity securities is a decline in the market value below the amount recorded for an investment, and the severity and duration of the decline. In determining whether an impairment is OTTI, the Company considers the length of time and the extent to which the market value has been below cost, recent events specific to the issuer, including investment downgrades by rating agencies and economic conditions of its industry, and the Company’s ability and intent to hold the investment for a period of time sufficient to allow for any anticipated recovery. For marketable equity securities, the Company also considers the issuer’s financial condition, capital strength, and near-term prospects.
For debt securities and for ARPS that are treated as debt securities for the purpose of OTTI analysis, the Company also considers the cause of the price decline (general level of interest rates and industry- and issuer-specific factors), the issuer’s financial condition, near-term prospects and current ability to make future payments in a timely manner, the issuer’s ability to service debt, and any change in agencies’ ratings at evaluation date from acquisition date and any likely imminent action. For ARPS with a fair value below cost that is not attributable to the credit deterioration of the issuer, such as a decline in cash flows from the security or a downgrade in the security’s rating below investment grade, the Company may avoid recognizing an OTTI charge by asserting that it has the intent and ability to retain its investment for a period of time sufficient to allow for any anticipated recovery in fair value.
Gross unrealized losses at December 31, 2009 are primarily caused by interest rate fluctuations, credit spread widening and reduced liquidity in applicable markets. The Company has reviewed securities on which there is an unrealized loss in accordance with its accounting policy for OTTI described above and recorded impairment charges totaling $43.8 million and $156.8 million for the twelve months ended December 31, 2009 and 2008, respectively. For 2009, this includes $36.4 million related to impairment losses in the Company’s ARPS, $3.4 million related to impairment losses to the Company’s CDO portfolio and $4.0 million related to the Company’s collateralized mortgage obligation (“CMO”) portfolio. For 2008, this includes a $127.2 million impairment charge related to unrealized losses in the Company’s CDO portfolio, $22.1 million related to impairment losses in the Company’s ARPS, $2.2 million related to impairment losses in the Company’s collateralized mortgage obligations (“CMO”) portfolio and $5.3 million related to impairment losses of two auction-rate leveraged securities.

The Company does not consider any other securities to be other-than-temporarily impaired as of December 31, 2009 and 2008. However, without recovery in the near term such that liquidity returns to the applicable markets and spreads return to levels that reflect underlying credit characteristics, additional OTTI may occur in future periods.
Information pertaining to securities with gross unrealized losses at December 31, 2009 and 2008, aggregated by investment category and length of time that individual securities have been in a continuous loss position follows:

	December 31, 2009
	Less Than Twelve Months		Over Twelve Months
	Gross		Gross
	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value
	(in thousands)
Securities held to maturity
Collateralized debt obligations	$663	$724	$221	$—

	$663	$724	$221	$—

	December 31, 2009
	Less Than Twelve Months		Over Twelve Months
	Gross		Gross
	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value
	(in thousands)
Securities available for sale
Direct obligation and GSE residential mortgage-backed securities	$3,946	$285,044	$303	$23,847
Municipal obligations	10	207	—	—
Private label residential mortgage-backed securities	—	—	2,573	11,301
Trust preferred securities	594	51,110	10,048	22,050
Other	53	13,197	—	—

	$4,603	$349,558	$12,924	$57,198

	December 31, 2008
	Less Than Twelve Months		Over Twelve Months
	Gross		Gross
	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value
	(in thousands)
Securities available for sale
Municipal obligations	$55	$2,151	$1	$292
Direct obligation and GSE residential mortgage-backed securities	515	36,302	420	33,889
Private label residential mortgage-backed securities	2,695	3,047	2,779	10,404
Adjustable-rate preferred stock	5,255	6,770	19,874	10,023
Trust preferred securities	1,125	888	14,826	15,300
Other	—	—	159	12,591

	$9,645	$49,158	$38,059	$82,499

At December 31, 2009 and 2008, 64 and 36 debt securities (excluding adjustable rate preferred stock, debt obligations and other structured securities), respectively, have unrealized losses with aggregate depreciation of approximately 2.1% and 1.7%, respectively, from the Company’s amortized cost basis. These unrealized losses relate primarily to fluctuations in the current interest rate environment. In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and industry analysis reports. Since material downgrades have not occurred and management does not have the intent to sell the debt securities for the foreseeable future, none of the securities described in the above table or in this paragraph were deemed to be other than temporarily impaired.

At December 31, 2009 and 2008, two investment in trust preferred securities have unrealized losses with aggregate depreciation of approximately 31.3% and 49.6%, respectively, from the Company’s amortized cost basis. These unrealized losses relate primarily to fluctuations in the current interest rate environment, and specifically to the widening of credit spreads on virtually all corporate and structured debt, which began in 2007. The Company has the intent and ability to hold trust preferred securities for the foreseeable future, none were deemed to be temporarily impaired.
At December 31, 2008, five investments in adjustable rate preferred stock, respectively, had unrealized losses with aggregate depreciation of 58.4% from the Company’s amortized cost basis. This depreciation began in the third quarter of 2007. The decrease in unrealized losses on the ARPS portfolio is due to the OTTI impairment charges mentioned above. The entire portfolio was OTTI at December 31, 2009.
At December 31, 2009 the combined net unrealized loss on CDOs and trust preferred securities classified as available-for sale (“AFS”) was $4.2 million, compared with $16.0 million at December 31, 2008. The Company is actively monitoring its debt and other structured securities portfolios classified as AFS for declines in fair value.
The amortized cost and fair value of securities as of December 31, 2009 and 2008, by contractual maturities, are shown below. The actual maturities of the mortgage-backed securities may differ from their contractual maturities because the loans underlying the securities may be repaid without any penalties. Therefore, these securities are listed separately in the maturity summary. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	December 31, 2009		December 31, 2008
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value
	(in thousands)
Securities held to maturity
Due in one year or less	$2,029	$2,029	$—	$—
After one year through five years	648	648	2,024	2,061
After five years through ten years	1,387	1,387	2,535	2,598
After ten years	2,462	1,918	2,219	2,223
Other	1,500	1,500	1,500	1,500

	$8,026	$7,482	$8,278	$8,382

Securities available for sale
Due in one year or less	$—	$—	$8,795	$8,871
After one year through five years	71,695	71,206	32,116	21,712
After five years through ten years	56	57	4,215	4,263
After ten years	40,176	40,589	60,410	30,641
Mortgage backed securities	613,136	617,057	359,894	358,609
Other	15,720	15,689	13,924	13,766

	$740,783	$744,598	$479,354	$437,862

The following table summarizes the Company’s investment ratings position as of December 31, 2009.

	Securities ratings profile
	As of December 31, 2009
		Investment-grade (1)			Noninvestment-grade (1)
	AAA	AA+ to AA-	A+ to A-	BBB+ to BBB-	BB+ and below	Totals
	(in thousands)
Municipal obligations	$1,047	$2,392	$—	$—	$—	$3,439
Direct & GSE residential mortgage-backed securities	657,552	—	—	—	—	657,552
Private label residential mortgage-backed securities	10,355	—	—	—	7,820	18,175
Adjustable-rate preferred stock	—	—	—	—	18,296	18,296

CDOs & trust preferred securities	—	—	20,700	1,350	919	22,969
FDIC guaranteed corporate bonds	71,190	—	—	—	—	71,190

Total (2)	$740,144	$2,392	$20,700	$1,350	$27,035	$791,621

(1)	The Company used the average credit rating of the combination of S&P, Moody’s and Fitch in the above table where ratings differed.

(2)
Securities values are shown at carrying value as of December 31, 2009. Unrated securities consist of CRA investments with a carrying value of $15.7 million, municipals of $1.9 million and an other investment of $1.5 million.

	Securities ratings profile
	As of December 31, 2008
		Investment-grade (1)			Noninvestment-grade (1)
	AAA	AA+ to AA-	A+ to A-	BBB+ to BBB-	BB+ and below	Totals
	(in thousands)
Municipal obligations	$7,555	$3,294	$7,014	$1,093	$—	$18,956
Direct & GSE residential mortgage-backed securities	436,804	—	—	—	—	436,804
Private label residential mortgage-backed securities	29,104	—	4,005	3,047	2,272	38,428
Adjustable-rate preferred stock	—	—	12,040	15,630	52	27,722
Debt obligations and structured securities	—	—	16,189	1,219	112	17,520

Total (2)	$473,463	$3,294	$39,248	$20,989	$2,436	$539,430

(1)	The Company used the average credit rating of the combination of S&P, Moody’s and Fitch in the above table where ratings differed.

(2)
Securities values are shown at carrying value as of December 31, 2008. Unrated securities consist of CRA investments with a carrying value of $13.8 million, U.S. government-sponsored agency securities of $2.5 million and an other investment of $1.5 million.

Securities with carrying amounts of approximately $491.9 million and $527.0 million at December 31, 2009 and 2008, respectively, were pledged for various purposes as required or permitted by law.

4. LOANS, LEASES AND ALLOWANCE FOR CREDIT LOSSES
The composition of the Company’s loans held for investment portfolio is as follows:

	December 31,
	2009	2008
	(in thousands)
Construction and land development	$623,198	$820,874
Commercial real estate — owner occupied	1,091,363	1,024,947
Commercial real estate — non-owner occupied	933,261	738,445
Residential real estate	568,319	589,196
Commercial and industrial	802,193	860,280
Consumer	80,300	71,148
Deferred fees and unearned income net	(18,995)	(9,179)

	4,079,639	4,095,711
Allowance for credit losses	(108,623)	(74,827)

	$3,971,016	$4,020,884

The table below reflects recorded investment in loans classified as impaired:

	December 31,
	2009	2008
	(in thousands)
Impaired loans with a specific valuation allowance under ASC 310	$51,718	$71,540
Impaired loans without a specific valuation allowance under ASC 310	181,754	106,863

Total impaired loans	$233,472	$178,403

Valuation allowance related to impaired loans	$(13,383)	$(14,072)

Net impaired loans were $233.5 million at December 31, 2009, a net increase of $55.1 million from December 31, 2008. This increase is most attributed to the increase in commercial real estate impaired loans, which were $36.0 million at December 31, 2008 compared to $85.4 million at December 31, 2009 an increase of $49.4 million. In addition, impaired residential real estate loans and impaired construction and land loans also increased by $22.2 million and $13.2 million, respectively from $17.4 million and $76.1 million at December 31, 2008, respectively to $39.6 million and $89.3 million at December 31, 2009 respectively. Impaired commercial and industrial loans declined from $48.9 million at December 31, 2008 to $18.9 million at December 31, 2009.
A valuation allowance is established for an impaired loan when the fair value of the loan is less than the recorded investment. In certain cases, portions of impaired loans are charged-off to realizable value instead of establishing a valuation allowance and are included, when applicable in the table above as “Impaired loans without specific valuation allowance under ASC 310.” The valuation allowance disclosed above is included in the allowance for credit losses reported in the consolidated balance sheets as of December 31 2009 and 2008.

	Year Ended December 31,
	2009	2008	2007
	(in thousands)
Average balance during the year on impaired loans	$263,765	$192,561	$13,425
Interest income recognized on impaired loans	$10,459	$10,504	$30
Interest recognized on impaired loans, cash basis	$10,459	$9,046	$30
The Company is not committed to lend significant additional funds on these impaired loans.

The following table summarizes nonperforming assets:

	December 31,
	2009	2008
	(in thousands)
Nonaccrual loans	$153,702	$58,302
Loans past due 90 days or more on accrual status	5,538	11,515
Troubled debt restructured loans (accruing)	46,480	15,605

Total nonperforming loans	205,719	85,422
Foreclosed collateral	83,347	14,545

Total nonperforming assets	$289,066	$99,967

Allowance for Credit Losses
The following table summarizes the allowance for credit losses:

	December 31,
	2009	2008	2007
	(in thousands)
Balance, beginning	$74,827	$49,305	$33,551
Acquisitions	—	—	3,419
Provision for credit losses	149,099	68,189	20,259
Recoveries	4,185	648	262
Charge-offs	(119,488)	(43,315)	(8,186)

Balance, ending	$108,623	$74,827	$49,305

Related Parties
Principal stockholders of the Company and officers and directors, including companies they control, are considered to be related parties. In the ordinary course of business, the Company has extended credit to these related parties. Federal banking regulations require that any such extensions of credit not be offered on terms more favorable than would be offered to non-related party borrowers of similar credit worthiness. The following table summarizes the aggregate activity in such loans:

	Year Ended December 31,
	2009	2008
	(in thousands)
Balance, beginning	$87,941	$90,413
New loans	15,419	48,733
Repayments and other	(57,847)	(51,205)

Balance, ending	$45,513	$87,941

Included in other at December 31, 2009, were reductions of $35.6 million due to resignations of directors or other related party relationship changes. None of these loans are past due, on nonaccrual status or have been restructured to provide a reduction or deferral of interest or principal because of deterioration in the financial position of the borrower. There were no loans to a related party that were considered classified loans at December 31, 2009 or 2008.
Loan commitments outstanding with related parties total approximately $41.0 million and $50.0 million at December 31, 2009 and 2008, respectively.
Loan Sales
In the fourth quarter 2009, the Company sold approximately $13.2 million of impaired loans to unrelated third parties. The Company held no loans for sale at December 31, 2009.

5. PREMISES AND EQUIPMENT

	December 31,
	2009	2008
	(in thousands)
Land and improvements	$31,585	$35,642
Bank premises	72,710	71,079
Furniture, fixtures and equipment	60,374	62,060
Leasehold improvements	13,726	13,699
Construction in progress	1,655	3,070

	180,050	185,550
Less: accumulated depreciation and amortization	(54,167)	(44,640)

Premises and equipment, net	$125,883	$140,910

Lease Obligations
The Company leases certain premises and equipment under non-cancelable operating leases expiring through 2025. The following is a schedule of future minimum rental payments under these leases at December 31, 2009:

(in thousands)
2010	$4,698
2011	4,513
2012	4,085
2013	3,283
2014	1,732
Thereafter	4,389

$22,700

The Company leases the majority of its office locations and many of these leases contain multiple renewal options and provisions for increased rents. Total rent expense of $5.4 million, $4.8 million and $4.7 million is included in occupancy expenses for the years ended December 31, 2009, 2008 and 2007, respectively.
6. GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill is created when a Company acquires a business. When a business is acquired, the purchased assets and liabilities are recorded at fair value and intangible assets are identified. Excess consideration paid to acquire a business over the fair value of the net assets is recorded as goodwill. During the fourth quarter 2009, the Company reviewed its goodwill for impairment in accordance with FASB ASC 350-20-35, Intangibles — Goodwill and Other. The Company’s annual goodwill impairment testing is October 1. As a result of this process, the Company determined that its Shine reporting unit was impaired by $4.1 million. Total goodwill impairment for the years ended December 31, 2009 and 2008 was $49.7 million and $138.8 million, respectively.
During the third quarter 2009, the Company determined that it was necessary to perform an interim test for goodwill impairment on its former subsidiary Miller/Russell and Associates, Inc. As a result of this goodwill impairment test, the Company determined that the Miller/Russell reporting unit was impaired by $0.6 million.
During the first quarter 2009, as a result of the significant decline in the Company’s stock price and depressed economic conditions among financial institutions in general, the Company determined that it was necessary to perform an interim test for goodwill impairment. As a result of the March 31, goodwill impairment test, the Company determined that the Bank of Nevada reporting unit was impaired by $45.0 million.
The goodwill impairment charges had no effect on the Company’s cash balances or liquidity. In addition, because goodwill is not included in the calculation of regulatory capital, the Company’s regulatory ratios were not affected by these non-cash expenses. No assurance can be given that goodwill will not be further impaired in future periods.

The following table presents the changes in goodwill:

	Year Ended December 31,
	2009	2008
	(in thousands)
Beginning balance	$78,966	$217,810
Goodwill impairment charges	(49,671)	(138,844)
Divestiture of Miller/Russell and Associates	(3,370)	—

Ending Balance	$25,925	$78,966

Intangible Assets
The following is a summary of acquired intangible assets:

	Year Ended December 31, 2009
	Gross Carrying	Accumulated	Net Carrying
Subject to amortization:	Amount	Amortization	Amount
	(in thousands)
Core deposit intangibles	$24,579	$9,591	$14,988
Other	3,779	1,571	2,208

	$28,358	$11,162	$17,196

	Year Ended December 31, 2008
	Gross Carrying	Accumulated	Net Carrying
Subject to amortization:	Amount	Amortization	Amount
	(in thousands)
Core deposit intangibles	$24,579	$6,153	$18,426
Other	3,779	1,171	2,608

	$28,358	$7,324	$21,034

Amortization expense recognized on all amortizable intangibles totaled $3.8 million, $3.6 million and $1.5 million for the years ended December 31, 2009, 2008 and 2007, respectively.
Below is a summary of estimated aggregate amortization expense over the next five years and thereafter:

Year Ended December 31:
(in thousands)
2010	$3,685
2011	3,627
2012	3,276
2013	2,262
2014	1,331
Thereafter	3,015

7. INCOME TAXES
The cumulative tax effects of the primary temporary differences as of December 31 are shown in the following table:

	December 31,
	2009	2008
	(in thousands)
Deferred tax assets:
Allowance for credit losses	$40,900	$27,800
Securities impairment losses	16,200	8,100
OREO writedowns	7,300	500
Net operating loss carryforwards	27,200	2,200
Stock based compensation	4,900	4,600
Nonaccrual interest	3,200	800
Credit carryforwards	2,500	—
Unrealized loss on available for sale securities	2,000	13,700
Other	1,400	800

Total gross deferred tax assets	105,600	58,500
Deferred tax asset valuation allowance	(9,600)	(3,400)

Total deferred tax assets	96,000	55,100
Deferred tax liabilities:
Core deposit intangible	(5,200)	(6,400)
Premises and equipment	(7,700)	(5,700)
Deferred loan costs	(2,100)	(2,300)
FHLB dividend	(1,900)	(1,900)
Unrealized gains on financial instruments measured at fair value	(9,400)	(3,600)
Other	(700)	(800)

Total deferred tax liabilities	(27,000)	(20,700)

Net deferred tax asset	$69,000	$34,400

Deferred tax assets and liabilities are included in the financial statements at currently enacted income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes.
For the year ended December 31, 2009, the net deferred tax assets increased $34.6 million to $69.0 million. This increase was primarily the result of taxable losses in the current year.
For the year ended December 31, 2009, the valuation allowance increased by $6.2 million for certain deferred tax assets related to capital losses caused by the other-than-temporarily impairment of investments.
The provision for income taxes charged to operations consists of the following:

	Year Ended December 31,
	2009	2008	2007
	(in thousands)
Current	$4,694	$(43,166)	$19,732
Deferred	(46,300)	(11,000)	(4,219)

Total tax provision	$(41,606)	$(54,166)	$15,513

The reconciliation between the statutory federal income tax rate and the Company’s effective tax rate are summarized as follows:

	Year Ended December 31,
	2009	2008	2007
	(in thousands)
Income tax at statutory rate	$(67,526)	$(101,719)	$16,974
Increase (decrease) resulting from:
State income taxes, net of federal benefits	(1,641)	(4,001)	632
Dividends received deductions	(442)	(752)	(627)
Bank-owned life insurance	(767)	(924)	(1,317)
Tax-exempt income	(338)	(444)	(330)
Nondeductible expenses	445	299	246
Nondeductible goodwill impairment	17,385	48,596	—
Deferred tax asset valuation allowance	6,200	3,400	—
Restricted stock write off	2,057	573	—
Other, net	3,021	806	(65)

	$(41,606)	$(54,166)	$15,513

The Company files income tax returns in the U.S. federal jurisdiction and in various states. The Company is no longer subject to U.S. federal, state or local tax examinations by tax authorities for years before 2004. The Internal Revenue Service is currently reviewing the Company’s 2008 net operating loss carryback claim.
The Company adopted the provisions of FIN 48, Accounting in Income Taxes, on January 1, 2007, which were incorporated into ASC 740, Income Taxes. Management believes that the Company has appropriate support for the income tax positions taken and to be taken on its tax returns and that its accruals for tax liabilities are adequate for all open years on an assessment of many factors including past experience and interpretation of tax law applied to the facts of each matter.
The Company would recognize interest accrued related to unrecognized tax benefits in tax expense. The Company has not recognized or accrued any interest or penalties for the periods ended December 31, 2009, 2008 or 2007, respectively.

8. DEPOSITS
The table below summarizes deposits by type:

	December 31,
	2009	2008
	(in thousands)
Non-interest-bearing demand	$1,157,013	$1,010,625
Interest-bearing demand	362,682	253,529
Savings and money market	1,752,450	1,351,502
Certificate of deposit ($100,000 or more)	1,205,162	638,806
Other time deposits	244,795	397,804

Total deposits	$4,722,102	$3,652,266

Certificates of deposit are the only deposits which have a specified maturity. The balances of other deposit accounts are primarily assigned to the less than one-year time range. The summary of the scheduled maturities for all time deposits at December 31, is as follows:

2009
(in thousands)

2010	$1,332,992
2011	111,659
2012	2,143
2013	2,262
2014	898
Thereafter	3

$1,449,957

As of December 31, 2009 and 2008, the Company had $20.0 million and $60.0 million, respectively of wholesale-brokered deposits outstanding. In addition, the Company’s banks are members of Certificate Deposit Account Registry Service (“CDARS”) which provides FDIC insurance for large deposits. Federal banking law and regulation places restrictions on depository institutions regarding brokered deposits because of the general concern that these deposits are at a greater risk of being withdrawn, thus posing liquidity risk for institutions that gather brokered deposits in significant amounts.
9. OTHER BORROWED FUNDS
The following table summarizes the Company’s borrowings as of December 31, 2009 and 2008:

	December 31,
	2009	2008
	(in thousands)
Short Term
Federal Home Loan Bank and Federal Reserve Bank advances	$—	$563,300
Other short term debt	20,000	22,820

	$20,000	$586,120

Long Term
Federal Home Loan Bank advances	$—	$41,515
Other long term debt	9,352	9,483

	$9,352	$50,998

The Company maintains lines of credit with the Federal Home Loan Bank (“FHLB”) and Federal Reserve Bank (“FRB”). The Company’s borrowing capacity is determined based on collateral pledged, generally consisting of investment securities and loans, at the time of the borrowing. The Company also maintains credit lines with other sources secured by pledged securities. Short-term FHLB and FRB advances had weighted average interest rates of 0.25% and 0.21% for the year ending December 31, 2009 and 2008, respectively. Other short-term debt consisted of a non-customer repurchase agreement, which matures August 2010 at December 31, 2009. The weighted average interest rate paid for other short-term debt was 4.60% and 4.21% at December 31, 2009 and 2008, respectively.

On December 30, 2005, the Company purchased the corporate headquarters of Bank of Nevada. The location was previously leased by the Company. In connection with this purchase, the Company assumed a note on the building. The note amount at December 31, 2009 and 2008 was $9.4 million and $9.5 million, respectively. The loan had a fixed interest rate of 8.79%, matured February 1, 2010 and was repaid in full. The note was collateralized by the purchased building.
The Banks have entered into agreements with other financial institutions under which they can borrow up to $48.0 million on an unsecured basis. The lending institutions will determine the interest rate charged on borrowings at the time of the borrowing.
As of December 31, 2009, the Company had additional available credit with the FHLB and FRB of approximately $565.4 million and $419.9 million, respectively.
10. JUNIOR SUBORDINATED AND SUBORDINATED DEBT
The Company has formed or acquired through mergers six statutory business trusts, which exist for the exclusive purpose of issuing Cumulative Trust Preferred Securities. All of the funds raised from the issuance of these securities were passed to the Company and are reflected in the accompanying balance sheet as junior subordinated debt in the amount of $42.4 million. The junior subordinated debt has contractual balances and maturity dates as follows:

		December 31,
Name of Trust	Maturity	2009	2008
		(in thousands)
BankWest Nevada Capital Trust II	2033	$15,464	$15,464
Intermountain First Statutory Trust I	2034	10,310	10,310
WAL Trust No. 1	2036	20,619	20,619
First Independent Capital Trust I	2034	7,217	7,217
WAL Statutory Trust No. 2	2037	5,155	5,155
WAL Statutory Trust No. 3	2037	7,732	7,732

		$66,497	$66,497
Unrealized gains on trust preferred securities measured at fair value, net		(24,059)	(23,459)

		$42,438	$43,038

The weighted average contractual rate of the junior subordinated debt was 4.37% and 5.12% as of December 31, 2009 and 2008, respectively.
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
The subordinated debt has contractual balances and maturity dates as follows:

		December 31,
Borrower	Maturity	2009	2008
		(in thousands)
Bank of Nevada	2016	40,000	40,000
Bank of Nevada	2017	20,000	20,000

		$60,000	$60,000

The weighted average contractual rate of the subordinated debt was 3.09% and 2.76% as of December 31, 2009 and 2008, respectively.

The interest rate on the subordinated debt increases by 3 percentage points upon occurrence of any event of default. In addition, in the event of any such default, the holder has the right to accelerate the indebtedness, subject to FDIC approval.
11. COMMITMENTS AND CONTINGENCIES
Unfunded Commitments and Letters of Credit
The Company is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. They involve, to varying degrees, elements of credit risk in excess of amounts recognized in the consolidated balance sheets.
Lines of credit are obligations to lend money to a borrower. Credit risk arises when the borrowers’ current financial condition may indicate less ability to pay than when the commitment was originally made. In the case of standby letters of credit, the risk arises from the possibility of the failure of the customer to perform according to the terms of a contract. In such a situation, the third party might draw on the standby letter of credit to pay for completion of the contract the Company would look to its customer to repay these funds with interest. To minimize the risk, the Company uses the same credit policies in making commitments and conditional obligations as it would for a loan to that customer.
Standby letters of credit and financial guarantees are conditional commitments issued by the Company to guarantee the performance of a customer to a third party in borrowing arrangements. The Company generally has recourse to recover from the customer any amounts paid under the guarantees. Typically letters of credit issued have expiration dates within one year.
A summary of the contractual amounts for unfunded commitments and letters of credit are as follows:

	December 31,
	2009	2008
	(in thousands)
Commitments to extend credit, including unsecured loan commitments of $110,491 at December 31, 2009 and $139,971 at December 31, 2008	$682,870	$955,181
Credit card commitments and financial guarantees	305,903	214,681
Standby letters of credit, including unsecured letters of credit of $3,826 at December 31, 2009 and $7,642 at December 31, 2008	38,891	44,858

	$1,027,664	$1,214,720

The following table represents the contractual commitments for lines and letters of credit by maturity at December 31, 2009:

	Total	Amount of Commitment Expiration per Period
	Amounts	Less Than 1			After 5
	Committed	Year	1-3 Years	3-5 Years	Years
	(in thousands)
Commitments to extend credit	$682,870	$470,302	$87,406	$15,302	$109,859
Credit card guarantees	305,903	305,903	—	—	—
Standby letters of credit	38,891	38,343	548	—	—

Total	$1,027,664	$814,548	$87,955	$15,302	$109,859

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management’s credit evaluation of the party. The commitments are collateralized by the same types of assets used as loan collateral.

The Company guarantees certain customer credit card balances held by an unrelated third party. These unsecured guarantees act to streamline the credit underwriting process and are issued as a service to certain customers who wish to obtain a credit card from the third party vendor. The guarantee is offered to those customers who, based solely upon management’s evaluation, maintain a relationship with the Company that justifies the inherent risk. All such guarantees exist for the life of each respective credit card relationship. The Company would be required to perform under the guarantee upon a customer’s default on the credit card relationship with the third party. Historical losses under this program have been nominal. Upon entering into a credit card guarantee, the Company records the related liability at fair value pursuant to the requirements of ASC topic 450, Guarantees. Thereafter, the related liability is evaluated pursuant to ASC topic 450, Contingencies. The outstanding balances of guaranteed credit cards held by an unrelated third party totaled $0.5 million and $3.3 million at December 31, 2009 and 2008, respectively. The total credit card balances outstanding at December 31, 2009 and 2008 were $50.2 million and $33.9 million, respectively, as PartnersFirst continued to grow its customer base.
The Company has exposure to credit losses from unfunded commitments and letters of credit. As funds have not been disbursed on these commitments, they are not reported as loans outstanding. Credit losses related to these commitments are not included in the allowance for credit losses reported in Note 4, “Loans, Leases and Allowance for Credit Losses” of these Consolidated Financial Statements and are accounted for as a separate loss contingency as a liability. This loss contingency for unfunded loan commitments and letters of credit was $0.3 million as of December 31, 2009 and 2008. Changes to this liability are adjusted through other non-interest expense.
Concentrations of Lending Activities
The Company’s lending activities are primarily driven by the customers served in the market areas where the Company has branch offices in the States of Nevada, California and Arizona. The Company monitors concentrations within five broad categories: geography, industry, product, call code, and collateral. The Company grants commercial, construction, real estate and consumer loans to customers through branch offices located in the Company’s primary markets. The Company’s business is concentrated in these areas and the loan portfolio includes significant credit exposure to the commercial real estate market of these areas. As of December 31, 2009 and 2008, commercial real estate related loans accounted for approximately 65% and 63% of total loans, respectively, and approximately 5% and 15% of commercial real estate loans, respectively, are secured by undeveloped land. Substantially all of these loans are secured by first liens with an initial loan to value ratio of generally not more than 75%. Approximately 54% and 58% of these commercial real estate loans were owner occupied at December 31, 2009 and 2008, respectively. In addition, approximately 4% and 5% of total loans were unsecured as of December 31, 2009 and 2008, respectively.
Contingencies
The Company is involved in various lawsuits of a routine nature that are being handled and defended in the ordinary course of the Company’s business. Expenses are being incurred in connection with defending the Company, but in the opinion of Management, based in part on consultation with legal counsel, the resolution of these lawsuits will not have a material impact on the Company’s financial position, results of operations, or cash flows.
12. STOCKHOLDER’S EQUITY
Stock Issuance
On June 27, 2008, the Company completed a private placement of 3,797,993 shares of common stock at $7.94 per share for an aggregate offering price of $30.2 million. Forty directors and officers of the Company and its subsidiaries purchased approximately 45 percent of the total shares sold.
On September 30, 2008, the Company completed a private placement of 4,347,827 shares of the Company’s common stock to a lead institutional investor and limited number of other accredited investors. The purchase price of the common shares was $11.50 per share. The Company received approximately $50.0 million in proceeds, before expenses, from the sale of these shares.
On November 21, 2008, as part of the Capital Purchase Program established by the Treasury under EESA, the Company entered into a Letter Agreement with Treasury pursuant to which the Company issued and sold to Treasury 140,000 shares of the Company’s Series A Preferred Stock and a ten-year warrant to purchase up to 1,574,213 shares of the Company’s common stock, par value $0.0001 per share, at an initial exercise price of $13.34 per share, for an aggregate purchase price of $140 million in cash. All of the proceeds from the sale of the Series A Preferred Stock were treated as Tier 1 capital for regulatory purposes. Upon completion of the Companies public offering in May 2009, half of the warrant shares under this agreement were cancelled.
The foregoing was issued under circumstances intended to comply with the requirements of Section 4(2) under the Securities Act.
On May 20, 2009, the Company closed a public offering of 33,440,700 shares of common stock, including 4,240,700 shares pursuant to the underwriters’ over-allotment option, at a public offering price of $6.00 per share, for an aggregate offering price of $200.6 million. The net proceeds of the offering were approximately $191.1 million.

Stock Repurchases
In the first quarter 2008, the Company repurchased 20,000 shares of common stock on the open market with a weighted average price of $17.75 per share. The Company has the remaining authority to repurchase shares with an aggregate purchase price of $30.6 million under a share repurchase program authorized by the Board of Directors through December 31, 2008. All repurchased shares are retired as soon as is practicable after settlement. There were no stock repurchases in 2009 and the plan was cancelled.
Stock Options and Restricted Stock
The 2005 Stock Incentive Plan (the “Incentive Plan”), as amended, gives the Board of Directors the authority to grant up to 6.5 million stock awards consisting of unrestricted stock, stock units, dividend equivalent rights, stock options (incentive and non-qualified), stock appreciation rights, restricted stock, and performance and annual incentive awards. Stock awards available for grant at December 31, 2009 are 2.1 million.
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
The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model that uses the assumptions noted in the following table. The expected volatility is based on the historical volatility of the stock of the Company over the expected life of the Company’s options. Except for replacement options, the Company estimates the life of the options by calculating the average of the vesting period and the contractual life. The expected life of replacement options was estimated based on simplified method. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of the grant. The dividends rate assumption of zero is based on management’s intention not to pay dividends for the foreseeable future. A summary of the assumptions used in calculating the fair value of option awards during the years ended December 31, 2009 and 2008 are as follows:

	Year Ended December 31,
	2009	2008	2007
Expected life in years	5	5	5
Risk-free interest rate	1.5%	3.5%	4.7%
Dividends rate	None	None	None
Fair value per optional share	$3.73	$5.07	$11.43
Volatility	58%	30%	28%
Stock options granted in 2009 generally have a vesting period of 4 years and a contractual life of 7 years. Restricted stock awards granted in 2009 generally have a vesting period of 3 years. The Company recognizes compensation cost for options with a graded vesting on a straight-line basis over the requisite service period for the entire award.
A summary of option activity under the Incentive Plan is presented below:

	December 31, 2009
		Weighted	Weighted
		Average	Average	Aggregate
		Exercise	Remaining	Intrinsic
	Shares	Price	Contractual Term	Value
	(in thousands)			(in thousands)
Outstanding options, beginning of period	2,503	$16.05
Granted	491	7.61
Exercised	(28)	4.95
Forfeited or expired	(108)	16.06

Outstanding options, end of period	2,858	$14.71	4.3	$—

Options exercisable, end of period	1,871	$14.55	3.8	$—

Options expected to vest, end of period	829	$15.30	5.3	$—

A summary of the status of the Company’s non-vested shares of restricted stock as of December 31, 2009 and changes during the year then ended is presented below:

		Weighted
		Average Grant
Nonvested Restricted Stock	Shares	Date Fair Value
	(in thousands)
Balance at January 1, 2009	627	$25.22
Granted	361	7.38
Vested	(285)	28.71
Forfeited	(94)	17.79

Balance at December 31, 2009	609	$14.29

As of December 31, 2009, 2008, 2007 there was $7.9 million, $12 million and $17.4 million, respectively of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Incentive Plan. That cost is expected to be recognized over a weighted average period of 1.7 years, 1.8 years and 2.2 years, respectively. The total intrinsic value of options exercised during the years ended December 31, 2009, 2008, and 2007 were $0, $1.4 million, $9.6 million, respectively. The total fair value of restricted stock that vested during the years ended December 31, 2009, 2008 and 2007 was $1.7 million, $1.2 million, and $0.6 million respectively. The weighted average grant-date fair value of restricted stock granted during the years ended December 31, 2009, 2008 and 2007 was $2.7 million, $1.5 million and $13.7 million, respectively.
Stock Warrants
At December 31, 2009, there were 1,398,187 warrants outstanding. Of the total warrants, 1,266,503 have an exercise price of $7.62 and expire June 2010 and 131, 684 have an exercise price of $34.56 and expire August 2013.
Details of the warrants issued to the federal government as part of the Capital Purchase Program preferred stock offering are contained in Note 1, “Summary of Significant Accounting Policies — Preferred Stock”.
13. REGULATORY CAPITAL REQUIREMENTS
The Company and the Banks are subject to various regulatory capital requirements administered by the Federal banking agencies. Failure to meet minimum capital requirements could trigger certain mandatory or discretionary actions that, if undertaken, could have a direct material effect on the Company’s business and consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Banks must meet specific capital guidelines that involve qualitative measures of their assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.
Quantitative measures established by regulation to ensure capital adequacy require the Company and the Banks to maintain minimum amounts and ratios of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 2009, that the Company and the Banks meet all capital adequacy requirements to which they are subject.
As of December 31, 2009, the Company, and each of its bank subsidiaries met the minimum capital ratio requirements to be classified as well-capitalized, as defined by the banking agencies. To be categorized as well-capitalized, the Banks must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the table below. In addition to the minimal capital ratios noted below, in accordance with a Consent Order issued by the FDIC on November 13, 2009, Torrey Pines Bank has adopted a plan to maintain a minimum Tier 1 ratio of 8%.

The actual capital amounts and ratios for the Banks and Company as of December 31 are presented in the following table:

			Risk-	Tangible	Total	Tier 1	Tier 1
	Total	Tier 1	Weighted	Average	Capital	Capital	Leverage
	Capital	Capital	Assets	Assets	Ratio	Ratio	Ratio
	(dollars in thousands)
December 31, 2009
WAL (Consolidated)	666,287	547,746	4,632,891	5,756,917	14.4%	11.8%	9.5%
Bank of Nevada	272,703	183,639	2,286,178	2,755,559	11.9%	8.0%	6.7%
Alliance Bank of Arizona	97,141	68,801	820,572	1,107,836	11.8%	8.4%	6.2%
Torrey Pines Bank	125,870	94,073	948,241	1,116,767	13.3%	9.9%	8.4%
First Independent Bank	54,669	44,058	444,981	526,746	12.3%	9.9%	8.4%
Alta Alliance Bank	23,552	22,105	114,528	174,588	20.6%	19.3%	12.7%

Well-capitalized ratios					10.0%	6.0%	5.0%
Minimum capital ratios					8.0%	4.0%	4.0%

December 31, 2008
WAL (Consolidated)	$581,085	$462,068	4,704,210	5,257,851	12.3%	9.8%	8.9%
Bank of Nevada	297,606	204,727	2,618,448	3,015,366	11.4%	7.8%	6.8%
Alliance Bank of Arizona	90,635	63,018	766,061	862,208	11.8%	8.2%	7.3%
Torrey Pines Bank	87,355	57,210	809,956	832,935	10.8%	7.1%	6.9%
First Independent Bank	62,466	52,328	410,253	480,602	15.2%	12.8%	10.9%
Alta Alliance Bank	17,526	16,291	117,711	134,592	14.9%	13.8%	12.1%

Well-capitalized ratios					10.0%	6.0%	5.0%
Minimum capital ratios					8.0%	4.0%	4.0%
Additionally, State of Nevada banking regulations restrict distribution of the net assets of Bank of Nevada and First Independent Bank of Nevada because such regulations require the sum of each bank’s stockholders’ equity and reserve for loan losses to be at least 6% of the average of each bank’s total daily deposit liabilities for the preceding 60 days. As a result of these regulations, approximately $133.9 million and $107.7 million of Bank of Nevada’s stockholders’ equity was restricted at December 31, 2009 and 2008, respectively. Approximately $27.7 and $24.0 million of First Independent’s stockholders’ equity was restricted at December 31, 2009 and 2008, respectively.
The States of Nevada and Arizona require that trust companies maintain capital of at least $300,000 and $500,000, respectively. Premier Trust meets these capital requirements as of December 31, 2009 and 2008.
14. EMPLOYEE BENEFIT PLANS
The Company has a qualified 401(k) employee benefit plan for all eligible employees. Participants are able to defer between 1% and 15% (up to a maximum of $16,500 for those under 50 years of age in 2009) of their annual compensation. The Company may elect to match a discretionary amount each year, which was 50% of the first 6% of the participant’s compensation deferred into the plan. The Company’s total contribution was $1.4 million, $1.1 million and $1.2 million for the years ended December 31, 2009, 2008 and 2007, respectively.
In addition, the Company maintains a non-qualified 401K restoration plan for the benefit of executives of the Company and certain affiliates. Participants are able to defer a portion of their annual salary and receive a matching contribution based primarily on the contribution structure in effect under the Company’s 401(k) plan but without regard to certain statutory limitations applicable under the 401(k) plan. The Company’s total contribution was approximately $11,000, $16,000, and $30,000 for the years ended December 31, 2009, 2008 and 2007, respectively.

15. FAIR VALUE ACCOUNTING
The Company elected early adoption of SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”), effective January 1, 2007. This standard was subsequently codified under ASC 825, Financial Instruments (ASC 825). At the time of adoption, the Company elected to apply this fair value option (“FVO”) treatment to the following instruments:
•	Junior subordinated debt;
•	All investment securities previously classified as held to maturity, with the exception of tax-advantaged municipal bonds; and
•	All fixed-rate securities previously classified as available for sale.
The Company continues to account for these items under the fair value option. There were no financial instruments purchased by the Company in 2009 and 2008 which met the ASC 825 fair value election criteria, and therefore, no additional instruments have been added under the fair value option election.
All securities for which the fair value measurement option had been elected are included in a separate line item on the balance sheet entitled “securities measured at fair value.” No other financial instruments met the criteria under SFAS 159 election in 2009.
ASC 825 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurements) and the lowest priority to unobservable inputs (level 3 measurements). The three levels of the fair value hierarchy under ASC 825 are described below:
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

For the twelve months ended December 31, 2009 and 2008, gains and losses from fair value changes included in the Consolidated Statement of Operations were as follows (in thousands):

	Changes in Fair Values for the Year Ended
	December 31, 2009 for Items Measured at Fair
	Value Pursuant to Election of the Fair Value Option
				Total
	Unrealized		Interest	Changes in
	Gain/Loss on		Expense on	Fair Values
	Assets and		Junior	Included in
	Liabilities	Interest	Subordinated	Current-
	Measured at	Income on	Debt and	Period
Description	Fair Value, Net	Securities	Borrowings	Earnings
	(in thousands)
Securities measured at fair value	$1,516	$989	$—	$2,505
Junior subordinated debt	600	—	941	1,541
Fixed-rate term borrowings	1,515	—	—	1,515

	$3,631	$989	$941	$5,561

	Changes in Fair Values for the Year Ended
	December 31, 2008 for Items Measured at Fair
	Value Pursuant to Election of the Fair Value Option
				Total
	Unrealized		Interest	Changes in
	Gain/Loss on		Expense on	Fair Values
	Assets and		Junior	Included in
	Liabilities	Interest	Subordinated	Current-
	Measured at	Income on	Debt and	Period
Description	Fair Value, Net	Securities	Borrowings	Earnings
	(in thousands)
Securities measured at fair value	$(9,016)	$504	$—	$(8,512)
Junior subordinated debt	18,796	—	406	19,202
Fixed-rate term borrowings	(747)	—	—	(747)

	$9,033	$504	$406	$9,943

The difference between the aggregate fair value of junior subordinated debt ($42.4 million) and the aggregate unpaid principal balance thereof ($66.5 million) was $24.1 million at December 31, 2009.
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
Fair value on a recurring basis
Financial assets and financial liabilities measured at fair value on a recurring basis include the following:
AFS Securities: U.S. Treasury securities and adjustable-rate preferred securities are reported at fair value utilizing Level 1 inputs. Other securities classified as AFS are reported at fair value utilizing Level 2 inputs. For these securities, the Company obtains fair value measurements from an independent pricing service. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the bond’s terms and conditions, among other things.
Securities measured at fair value: All of the Company’s securities measured at fair value, the majority of which is mortgage-backed securities, are reported at fair value utilizing Level 2 inputs in the same manner as described above for securities available for sale.

Interest rate swap: Interest rate swaps are reported at fair value utilizing Level 2 inputs. The Company obtains dealer quotations to value its interest rate swaps.
Junior subordinated debt: The Company estimates the fair value of its junior subordinated debt using a discounted cash flow model which incorporates the effect of the Company’s own credit risk in the fair value of the liabilities (Level 3). The Company’s cash flow assumptions were based on the contractual cash flows based as the Company anticipates that it will pay the debt according to its contractual terms. The Company evaluated recently priced offerings on individual issuances of trust preferred securities and estimated the discount rate based, in part, on that information. The Company estimated the discount rate at 6.0%, which is a 575 basis point spread over 3 month LIBOR (0.25% as of December 31, 2009).
The fair value of these assets and liabilities were determined using the following inputs at December 31, 2009 and 2008 (in thousands):

	Fair Value Measurements at Reporting Date Using:
		Quoted Prices
		in Active	Active
		Markets for	Markets for
	As of	Identical	Similar	Unobservable
	December 31,	Assets	Assets	Inputs
Description	2009	(Level 1)	(Level 2)	(Level 3)
Assets:
Securities available for sale	$744,598	$111,536	$633,062	$—
Securities measured at fair value	58,670	—	58,670	—
Interest rate swaps	1,139	—	1,139	—

Total	$804,407	$111,536	$692,871	$—

Liabilities:
Junior subordinated debt	$42,438	$—	$—	$42,438
Interest rate swaps	1,139	—	1,139	—

Total	$43,577	$—	$1,139	$42,438

	Fair Value Measurements at Reporting Date Using:
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
Description	2008	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Assets:
Securities available for sale	$437,862	$52,193	$385,669	$—
Securities measured at fair value	119,237	—	119,237	—
Interest rate swaps	1,963	—	1,963	—

Total	$559,062	$52,193	$506,869	$—

Liabilities:
Fixed-rate term borrowings	$31,515	$—	$—	$31,515
Junior subordinated debt	43,038	—	—	43,038
Interest rate swaps	1,963	—	1,963	—

Total	$76,516	$—	$1,963	$74,553

Fair Value Measurements Using Significant
Unobservable Inputs
(Level 3)

		Securities	Junior
	Securities	Measured	Subordinated	Fixed-Rate
	AFS	at Fair Value	Debt	Term Borrowings
	(in thousands)
Beginning balance January 1, 2008	$115,921	$2,787	$(62,240)	$(30,768)
Total gains or losses (realized/unrealized)
Included in earnings	(37,968)	(2,787)	19,202	(747)
Included in other comprehensive income	4,546	—	—	—
Purchases, issuances, and settlements, net	—	—	—	—
Transfers to held-to-maturity	(82,499)	—	—	—
Transfers in and/or out of Level 3	—	—	—	—

Ending balance December 31, 2008	—	—	(43,038)	(31,515)
Total gains or losses (realized/unrealized)
Included in earnings	—	—	600	1,515
Included in other comprehensive income	—	—	—	—
Purchases, issuances, and settlements, net	—	—	—	30,000
Transfers to held-to-maturity	—	—	—	—
Transfers in and/or out of Level 3	—	—	—	—

Ending balance December 31, 2009	$—	$—	$(42,438)	$—

The amount of total 2009 gains (losses) for the period included in earnings attributable to the change in unrealized gains (losses) relating to assets still held at the reporting date	$—	$—	$600	$1,515

The amount of total 2008 gains (losses) for the period included in earnings attributable to the change in unrealized gains (losses) relating to assets still held at the reporting date	$(37,968)	$(8,152)	$19,202	$(747)

Fair value on a nonrecurring basis
Certain assets are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis, but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). The following table presents such assets carried on the balance sheet by caption and by level within the ASC 825 hierarchy as of December 31, 2009:

	Fair Value Measurements Using
		Quoted Prices
		in Active	Active
		Markets for	Markets for
		Identical	Similar	Unobservable
		Assets	Assets	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
As of December 31, 2009:
Impaired loans with specific valuation allowance	$38,335	$—	$—	$38,335
Impaired loans without specific valuation allowance	80,594	—	—	80,594
Goodwill valuation of reporting units	25,925	—	—	25,925
Other assets acquired through foreclosure	83,347	—	—	83,347
Collateralized debt obligations	918	—	—	918

The following table presents such assets carried on the balance sheet by caption and by level within the ASC 825 hierarchy as of December 31, 2008:

	Fair Value Measurements Using
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)

Impaired loans with specific valuation allowance	$57,468	$—	$—	$57,468
Impaired loans without specific valuation allowance	3,227	—	—	3,227
Goodwill valuation of reporting units	78,966	—	—	78,966
Other real estate owned	14,545	—	—	14,545
Debt obligations and structured
securities held-to-maturity	1,219	—	—	1,219
Impaired loans: The specific reserves for collateral dependent impaired loans are based on the fair value of the collateral. The fair value of collateral is determined based on third-party appraisals. In some cases, adjustments are made to the appraised values due to various factors, including age of the appraisal, age of comparables included in the appraisal, and known changes in the market and in the collateral. When significant adjustments are based on unobservable inputs, such as when a current appraised value is not available or management determines the fair value of the collateral is further impaired below appraised value and there is no observable market price, the resulting fair value measurement has been categorized as a Level 3 measurement. These Level 3 impaired loans had an aggregate carrying amount of $51.7 million and specific reserves in the allowance for loan losses of $13.4 million as December 31, 2009.
Goodwill: In accordance with ASC 350, Intangibles — Goodwill and Other, goodwill was written down to its implied fair value of $25.9 million by a charge to earnings of $49.7 million during the year ended December 31, 2009. Some of the inputs used to determine the implied fair value of the Company and the corresponding amount of the impairment included the quoted market price of our common stock, market prices of common stocks of other banking organizations, common stock trading multiples, discounted cash flows, and inputs from comparable transactions. The Company’s adjustment for $49.7 million, was primarily based on the Company’s assumptions, therefore the resulting fair value measurement was determined to be level 3.
Other assets acquired through foreclosure: Other assets acquired through foreclosure consist of properties acquired as a result of, or in-lieu-of, foreclosure. Properties or other assets (primarily repossessed assets formerly leased) are classified as other assets acquired through foreclosure and other repossessed property and are reported at the lower of fair value or carrying value. Costs relating to the development or improvement of the assets are capitalized and costs relating to holding the assets are charged to expense. The Company had $83.3 million of such assets at December 31, 2009. When significant adjustments were based on unobservable inputs, such as when a current appraised value is not available or management determines the fair value of the collateral is further impaired below appraised value and there is no observable market price, the resulting fair value measurement has been categorized as a Level 3 measurement.
Collateralized debt obligations: The Company previously wrote down its trust-preferred CDO portfolio to $0.9 million when it determined these CDOs were other-than-temporarily impaired under generally accepted accounting principles due to the continued expected weakness of the U.S. economy, the decline in the market value of these CDOs, credit rating downgrades and the increase in deferrals and defaults by the issuers of the underlying CDOs. These CDOs represent interests in various trusts, each of which is collateralized with trust preferred debt issued by other financial institutions. The $0.9 million CDO carrying value approximates market value.
Credit vs. non-credit losses
The Company has elected to apply provisions of ASC 320 as of January 1, 2009 to its AFS and HTM investment securities portfolios. The other-than-temporary impairment is separated into (a) the amount of total impairment related to the credit loss and (b) the amount of the total impairment related to all other factors. The amount of the total other-than-temporary impairment related to the credit loss is recognized in earnings. The amount of the total impairment related to all other factors is recognized in other comprehensive income. The other-than-temporary impairment is presented in the statement of operations with an offset for the amount of the total other-than-temporary impairment that is recognized in other comprehensive income.

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
The following table provides the impact of adoption of ASC 320 on the Company’s balance sheet as of January 1, 2009:

	Unrealized		Unrealized
	Non-Credit	Cumulative	Non-Credit
	Losses Prior to	Effect	Losses After
	Adoption	Adjustment	Adoption
	(in thousands)
Unrealized non-credit impairment losses on held-to-maturity securities	$—	$4,705	$4,705
Unrealized non-credit impairment losses on available-for-sale securities	—	2,831	2,831

Pre-tax cumulative effect adjustment		7,536
Reversal of tax effect		(2,688)

Cumulative effect adjustment, net		$4,848

For the year ended December 31, 2009, the Company determined that certain collateralized mortgage debt securities met the applicable criteria bifurcation of the credit losses and other market losses. The impairment credit loss related to these debt securities for the year ended December 31, 2009 was $1.2 million. The remaining loss due to other market factors was $1.8 million.
The following table presents a rollforward of the amount related to impairment credit losses recognized in earnings for the year ended December 31, 2009:
Debt Security Credit Losses
Recognized in Other Comprehensive Income/Earnings
For the Year Ended December 31, 2009

	Debt Obligations and	Private Label Mortgage-
	Structured Securities	Backed Securities
	(in thousands)
Beginning balance of impairment losses held in other comprehensive income	$(4,705)	$(2,831)
Current period other-then temporary impairment credit recognized through earnings	4,161	1,219
Reductions for securities sold during the period	—	—
Additions or reductions in credit losses due to change of intent to sell	—	—
Reductions for increases in cash flows to be collected on impaired securities	—	(199)

Ending balance of net unrealized gains and (losses) held in other comprehensive income	$(544)	$(1,811)

16. FAIR VALUE OF FINANCIAL INSTRUMENTS
The estimated fair value of the Company’s financial instruments is as follows:

	December 31,
	2009		2008
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(in thousands)
Financial assets:
Cash and due from banks	$116,841	$116,841	$127,059	$127,059
Federal funds sold	3,473	3,473	3,163	3,163
Money market investments	54,029	54,029	—	—
Investment securities — measured at fair value	58,670	58,670	119,237	119,237
Investment securities — available for sale	744,598	744,598	437,862	437,862
Investment securities — held to maturity	7,482	7,482	8,278	8,382

Derivatives	1,139	1,139	1,963	1,963
Restricted stock	41,378	41,378	41,047	41,047
Loans, net	3,971,015	3,654,227	4,020,884	4,015,540
Accrued interest receivable	18,742	18,742	19,719	19,719

Financial liabilities:
Deposits	4,722,102	4,731,827	3,652,266	3,658,183
Accrued interest payable	4,179	4,179	4,294	4,294
Customer repurchases	223,269	223,269	321,004	321,004
Other borrowed funds	29,352	29,352	637,118	637,118
Junior subordinated debt	42,438	42,438	43,038	43,038
Subordinated debt	60,000	60,000	60,000	60,000
Derivatives	1,139	1,139	1,963	1,963
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
Interest rate risk exposure is measured using interest rate sensitivity analysis to determine our change in net portfolio value and net interest income resulting from hypothetical changes in interest rates. If potential changes to net portfolio value and net interest income resulting from hypothetical interest rate changes are not within the limits established by the Board of Directors, the Board of Directors may direct management to adjust the asset and liability mix to bring interest rate risk within board-approved limits. As of December 31, 2009, the Company’s interest rate risk profile was within Board-approved limits.
Each of the Company’s subsidiary banks has an Asset and Liability Management Committee charged with managing interest rate risk with Board approved limits. Such limits may vary by bank based on local strategy and other considerations, but in all cases, are structured to prohibit an interest rate risk profile that is significantly asset or liability sensitive.
Fair value of commitments
The estimated fair value of the standby letters of credit at December 31, 2009 and 2008 is insignificant. Loan commitments on which the committed interest rate is less than the current market rate are also insignificant at December 31, 2009 and 2008.

17. PARENT COMPANY FINANCIAL INFORMATION
The condensed financial statements of the Bancorporation are presented in the following pages.
WESTERN ALLIANCE BANCORPORATION
Condensed Balance Sheets

	December 31,
	2009	2008
	(in thousands)
ASSETS:
Cash and cash equivalents	$21,848	$57,916
Securities available for sale	92,246	5,325
Trading assets	5,052	—
Investment in subsidiaries	500,616	478,788
Other assets	1,351	4,088

	$621,113	$546,117

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Borrowings	$—	$—
Accrued interest and other liabilities	2,950	7,582
Junior subordinated debt	42,438	43,038

Total liabilities	45,388	50,620

Stockholders’ equity:
Preferred stock	127,945	125,203
Common stock	7	4
Additional paid-in capital	684,092	484,205
Retained deficit	(241,724)	(85,424)
Accumulated other comprehensive gain (loss)	5,405	(28,491)

Total stockholders’ equity	575,725	495,497

	$621,113	$546,117

WESTERN ALLIANCE BANCORPORATION
Condensed Statements of Operations

	Year Ended December 31,
	2009	2008	2007
	(in thousands)
Interest and dividend income	$1,605	$8	$206
Interest expense on borrowings	3,113	4,750	5,665

Net interest expense	(1,508)	(4,742)	(5,459)

Other income (loss):
(Loss) income from consolidated subsidiaries	(123,859)	(233,779)	37,734
Fair value gains	(17,938)	19,202	4,513
Other income	1,565	1,262	390

Total other income	(140,232)	(213,315)	42,637

Expenses:
Salaries and employee benefits	7,325	7,425	4,849
Other	4,224	7,203	2,295

	11,549	14,628	7,144

Income (loss) before income tax benefit	(153,289)	(232,685)	30,034
Income tax benefit (expense)	1,883	(3,775)	2,841

Net income (loss)	(151,406)	(236,460)	32,875
Preferred stock dividends	7,000	778	—
Accretion on preferred stock discount	2,742	303	—

Net income (loss) available to common stockholders	$(161,148)	$(237,541)	$32,875

Western Alliance Bancorporation
Condensed Statements of Cash Flows

	Year Ended December 31,
	2009	2008	2007
	(in thousands)
Cash Flows from Operating Activities:
Net income (loss)	$(151,406)	$(236,460)	$32,875
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Equity in net undistributed (earnings) losses of consolidated subsidiaries	123,859	233,779	(37,734)
Dividends received from subsidiaries	4,370	11,200	32,000
Stock-based compensation expense	997	764	543
Compensation cost on restricted stock	299	273	208
Trust preferred securities fair value (gains) losses	600	(19,202)	(4,645)
Net amortization of premiums on investment securities	478	—	—
Securities impairment	1,463	—	—
Gain on sale of securities	(4,415)	—	(256)
(Increase) decrease in other assets	(4,332)	(1,154)	963
Deferred taxes	(15,261)	6,912	(560)
Increase (decrease) in other liabilities	17,852	717	29
Other, net	5,380	4,528	(608)

Net cash (used in) provided by operating activities	(20,116)	1,357	22,815

Cash Flows from Investing Activities:
Purchases of securities	(304,790)	(5,325)	—
Proceeds from maturities of securities	226,495	—	8,568
Net cash paid in settlement of acquisition	—	—	(24,826)
Purchase of premises and equipment	—	(1,516)	—
Proceeds from business divestitures	2,700	—	—
Investment in subsidiaries	(124,792)	(138,000)	(6,000)
Other, net	(78)	—	—

Net cash used in investing activities	(200,465)	(144,841)	(22,258)

Cash Flows from Financing Activities:
Proceeds from issuance of junior subordinated debt	—	—	12,000
Repayments of junior subordinated debt	—	—	(16,882)
Net (repayments) proceeds from borrowings	—	(21,730)	21,730
Proceeds from exercise of stock options and stock warrants	78	1,381	3,247
Excess tax benefits on share-based payment arrangements	—	23	115
Cost of issuing stock in acquisition or offering	—	(189)	(361)
Share repurchases	—	(356)	(19,070)
Dividends paid	(6,833)	—	—
Proceeds from stock issuances, net	191,268	220,215	—

Net cash provided by financing activities	184,513	199,344	779

Increase (decrease) in cash and cash equivalents	(36,068)	55,860	1,336
Cash and Cash Equivalents, beginning of year	57,916	2,056	720

Cash and Cash Equivalents, end of year	$21,848	$57,916	$2,056

18. SEGMENTS
The Company provides a full range of banking services, as well as trust and investment advisory services through its consolidated subsidiaries. Applicable guidance provides that the identification of reportable segments be on the basis of discreet business units and their financial information to the extent such units are reviewed by the entity’s chief decision maker.

The Company adjusted its segment reporting composition in the second quarter of 2008 to more accurately reflect the way the Company manages and assesses the performance of the business. The segments were changed to report the banking operations on a state-by-state basis rather than on a per bank basis and the Company also created additional segments to report the asset management and credit card operations.
Previously, the asset management operations were included in “Other” and the credit card operations were included in “Torrey Pines Bank.”
The re-defined structure consists of the following segments: “Nevada” (Bank of Nevada and First Independent Bank of Nevada), “Arizona” (Alliance Bank of Arizona), “California” (Torrey Pines Bank and Alta Alliance Bank), “Asset Management” (Miller/Russell, Premier Trust and Shine), “Credit Card Services” (PartnersFirst) and “Other” (Western Alliance Bancorporation holding company, Western Alliance Equipment Finance and miscellaneous). Prior period balances were reclassified to reflect the change in structure.
The accounting policies of the reported segments are the same as those of the Company as described in Note 1, “Summary of Significant Accounting Policies.” Transactions between segments consist primarily of borrowed funds and loan participations. Federal funds purchased and sold and other borrowed funding transactions that resulted in inter-segment profits were eliminated for reporting consolidated results of operations. Loan participations were recorded at par value with no resulting gain or loss. The Company allocated centrally provided services to the operating segments based upon estimated usage of those services.
The Company does not have a single external customer from which it derives 10 percent or more of its revenues.
The following is a summary of selected operating segment information as of and for the years ended December 31, 2009, 2008 and 2007:

							Inter-
							segment	Consoli-
				Asset	Credit Card		Elimi-	dated
	Nevada	California	Arizona	Management	Services	Other	nations	Company
At December 31, 2009:	(in millions)
Assets	$3,297.0	$1,288.8	$1,122.9	$6.7	$49.2	$126.0	$(137.4)	$5,753.2
Gross loans and deferred fees, net	2,452.3	874.6	745.5	—	50.2	—	(43.0)	4,079.6
Less: Allowance for credit losses	(77.2)	(10.3)	(16.9)	—	(4.2)	—	—	(108.6)

Net loans	2,375.1	864.3	728.6	—	46.0	—	(43.0)	3,971.0

Goodwill	23.2	—	—	2.7	—	—	—	25.9
Customer deposits	2,659.2	1,081.9	984.4	—	—	—	(3.4)	4,722.1
Stockholders’ equity	301.6	128.9	72.0	5.2	(6.9)	80.5	(5.6)	575.7
No. of branches	18	9	10	—	—	—	—	37
No. of FTE	530	178	132	23	27	40	—	930

As of December 31, 2009:	(in thousands)
Net interest income	$125,327	$42,966	$33,208	$52	$2,238	$(1,502)	$—	$202,289
Provision for credit losses	118,110	8,315	17,199	—	5,475	0	—	149,099

Net interest income (loss) after provision for credit losses	7,217	34,651	16,009	52	(3,237)	(1,502)	—	53,190
Non-interest income	(10,263)	4,137	879	9,364	1,824	(16,373)	(4,585)	(15,016)
Goodwill impairment charge	(45,000)	—	—	(4,670)	—	—	—	(49,670)
Other noninterest expense	(91,264)	(39,190)	(27,451)	(8,447)	(10,495)	(9,254)	4,585	(181,516)

Income (loss) before income taxes	(139,310)	(402)	(10,563)	(3,700)	(11,908)	(27,129)	—	(193,012)
Income tax expense (benefit)	(32,902)	425	(3,714)	634	(4,964)	(1,085)	—	(41,606)

Net income (loss)	$(106,408)	$(827)	$(6,849)	$(4,334)	$(6,944)	$(26,044)	$—	$(151,406)

							Inter-
							segment	Consoli-
				Asset	Credit Card		Elimi-	dated
	Nevada	California	Arizona	Management	Services	Other	nations	Company
At December 31, 2008:	(in millions)
Assets	$3,490.6	$971.2	$867.2	$18.9	$29.2	$62.7	$(197.0)	$5,242.8
Gross loans and deferred fees	2,658.9	774.1	677.8	—	27.9	—	(43.0)	4,095.7
Less: Allowance for credit losses	(49.7)	(10.9)	(12.9)	—	(1.3)	—	—	(74.8)

Net loans	2,609.2	763.2	664.9	—	26.6	—	(43.0)	4,020.9

Goodwill	68.3	—	—	10.7	—	—	—	79.0
Customer deposits	2,156.1	820.5	679.8	—	—	—	(4.1)	3,652.3
Stockholders’ equity	324.1	74.5	62.9	17.3	(2.4)	19.1	—	495.5
No. of branches	21	9	11	—	—	—	—	41
No. of FTE	604	141	150	47	37	41	—	1,020

As of December 31, 2008:	(in thousands)
Net interest income	$130,746	$38,564	$29,926	$74	$340	$(4,742)	$—	$194,908
Provision for loan losses	50,379	6,829	9,450	—	1,531	—	—	68,189

Net interest income (loss) after provision for credit losses	80,367	31,735	20,476	74	(1,191)	(4,742)	—	126,719
Noninterest income	(112,861)	(26,999)	(12,120)	10,499	891	26,704	(3,160)	(117,046)
Goodwill impairment charge	(138,844)	—	—	—	—	—	—	(138,844)
Other noninterest expense	(78,590)	(27,462)	(25,365)	(9,332)	(13,042)	(10,824)	3,160	(161,455)

Income (loss) before income taxes	(249,928)	(22,726)	(17,009)	1,241	(13,342)	11,138	—	(290,626)
Income tax expense (benefit)	(40,442)	(9,732)	(6,766)	623	(5,102)	7,253	—	(54,166)

Net income (loss)	$(209,486)	$(12,994)	$(10,243)	$618	$(8,240)	$3,885	$—	$(236,460)

							Inter-
							segment	Consoli-
				Asset	Credit Card		Elimin-	dated
	Nevada	California	Arizona	Management	Services	Other	ations	Company
	(in thousands)
As of December 31, 2007:
Net interest income (expense)	$129,523	$27,526	$28,260	$77	$(39)	$(5,458)	$—	$179,889
Provision for loan losses	15,809	1,059	3,391	—	—	—	—	20,259

Net interest income (loss) after provision for credit losses	113,714	26,467	24,869	77	(39)	(5,458)	—	159,630
Noninterest income	4,359	2,793	2,887	9,810	5	4,481	(1,797)	22,538
Noninterest expense	(72,157)	(22,992)	(22,981)	(7,834)	(2,859)	(6,754)	1,797	(133,780)

Income (loss) before income taxes	45,916	6,268	4,775	2,053	(2,893)	(7,731)	—	48,388
Income tax expense (benefit)	14,544	2,444	1,681	884	(1,200)	(2,840)	—	15,513

Net income (loss)	$31,372	$3,824	$3,094	$1,169	$(1,693)	$(4,891)	$—	$32,875

19. QUARTERLY FINANCIAL DATA (UNAUDITED)

	December 31,
	2009
	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter
	(in thousands, except per share amounts)
Interest and dividend income	$67,813	$67,746	$70,296	$70,168
Interest expense	16,025	18,776	19,495	19,438

Net interest income	51,788	48,970	50,801	50,730
Provision for credit losses	40,792	50,750	37,573	19,984

Net interest income (loss), after provision for credit losses	10,996	(1,780)	13,228	30,746
Non-interest income	(296)	5,878	11,871	(32,469)
Noninterest expenses	(48,646)	(45,428)	(48,616)	(88,496)

Income (loss) before income taxes	(37,946)	(41,330)	(23,517)	(90,219)
Income tax (benefit) expense	(11,034)	(17,415)	(9,380)	(3,777)

Net (loss) income	$(26,912)	$(23,915)	$(14,137)	$(86,442)

Earnings (loss) per share:
Basic **	$(0.41)	$(0.37)	$(0.31)	$(2.33)

Diluted **	$(0.41)	$(0.37)	$(0.31)	$(2.33)

**	As reported

	December 31,
	2008
	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter
	(in thousands, except per share amounts)
Interest and dividend income	$72,088	$74,025	$72,686	$76,792
Interest expense	21,906	24,163	24,684	29,930

Net interest income	50,182	49,862	48,002	46,862
Provision for credit losses	32,262	14,716	13,152	8,059

Net interest income, after provision for credit losses	17,920	35,146	34,850	38,803
Non-interest income	(109,458)	(19,970)	7,659	4,723
Noninterest expenses	(103,180)	(119,924)	(39,192)	(38,003)

Income (loss) before income taxes	(194,718)	(104,748)	3,317	5,523
Income tax (benefit) expense	(46,409)	(10,040)	902	1,381

Net (loss) income	$(148,309)	$(94,708)	$2,415	$4,142

Earnings (loss) per share:
Basic **	$(3.94)	$(2.84)	$0.08	$0.14

Diluted **	$(3.94)	$(2.84)	$0.08	$0.14

**	As reported

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
As of the end of the period covered by this Annual Report on Form 10-K, an evaluation was carried out by the Company’s management, with the participation of its Chief Executive Office and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e), under the Securities Exchange Act of 1934. Based upon that evaluation, the Company’s Chief Executive Officer and the Company’s Chief Financial Officer concluded that the disclosure controls and procedures were effective as of the end of the period covered by this report. No changes were made to the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during the last fiscal quarter that materially affected, or are reasonably likely to affect, the Company’s internal control over financial reporting.
MANAGEMENTS REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
The management of Western Alliance Bancorporation (“the Company”) is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is a process designed under the supervision of the Company’s Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with U.S. generally accepted accounting principles.
As of December 31, 2009, management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) of the Treadway Commission. Based on the assessment, management determined that the Company maintained effective internal control over financial reporting as of December 31, 2009, based on those criteria.
McGladrey & Pullen, LLP, the independent registered public accounting firm that audited the consolidated financial statements of the Company included in this Annual Report on Form 10-K has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009. The report, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009, is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders
Western Alliance Bancorporation
We have audited Western Alliance Bancorporation’s (“The Company”) internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Western Alliance Bancorporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
In our opinion, Western Alliance Bancorporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of Western Alliance Bancorporation and our report dated March 16, 2010 expressed an unqualified opinion.
/s/ McGLADREY & PULLEN, LLP
Las Vegas, Nevada
March 16, 2010

ITEM 9B. OTHER INFORMATION
Not applicable.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item is incorporated by reference from the Company’s Definitive Proxy Statement for the 2010 Annual Meeting of Stockholders to be held on April 27, 2010.
The Company has adopted a Code of Conduct applicable to all of our directors and employees, including the principal executive officer, principal financial officer and principal accounting officer. A copy of the Code of Conduct is available on the Company’s website at www.westernalliancebancorp.com.
ITEM 11. EXECUTIVE COMPENSATION
The information required by this item is incorporated by reference from the Company’s Definitive Proxy Statement for the 2010 Annual Meeting of Stockholders to be held on April 27, 2010.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item is incorporated by reference from the Company’s Definitive Proxy Statement for the 2010 Annual Meeting of Stockholders to be held on April 27, 2010.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
The information required by this item is incorporated by reference from the Company’s Definitive Proxy Statement for the 2010 Annual Meeting of Stockholders to be held on April 27, 2010.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this item is incorporated by reference from the Company’s Definitive Proxy Statement for the 2010 Annual Meeting of Stockholders to be held on April 27, 2010.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(1) The following financial statements are incorporated by reference from Item 8 hereto:

Report of Independent Registered Public Accounting Firm	Page 72

Consolidated Balance Sheets as of December 31, 2009 and 2008	Page 74

Consolidated Statements of Operations for the three years ended December 31, 2009, 2008 and 2007	Page 75

Consolidated Statements of Comprehensive Income (Loss) for the three years ended December 31, 2009, 2008 and 2007	Page 76

Consolidated Statements of Stockholders’ Equity for the three years ended December 31, 2009, 2008 and 2007	Page 77

Consolidated Statements of Cash Flows for the three years ended December 31, 2009, 2008 and 2007	Page 78

Notes to Consolidated Financial Statements	Page 80
(2) Financial Statement Schedules
Not applicable.
On the Exhibit Index, a “±” identifies each management contract or compensatory plan or arrangement required to be filed as an exhibit to this Annual Report.
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

10.1
Employment Agreement by and between Western Alliance Bancorporation and Mr. Markham (incorporated by reference to Exhibit 5.1 to Western Alliance’s Registration Statement on Form 8-K filed with the SEC on April 23, 2007).±

10.2
Employment Agreement by and between Western Alliance Bancorporation and Mr. Grisham (incorporated by reference to Exhibit 10.1 to Western Alliance’s Registration Statement on Form 8-K filed with the SEC on April 2, 2007). ±

10.3
Employment Agreement by and between Western Alliance Bancorporation and Mr. Woodrum (incorporated by reference to Exhibit 10.2 to Western Alliance’s Registration Statement on Form 8-K filed with the SEC on April 2, 2007). ±

10.4
Agreement and Plan of Merger By and Between Western Alliance Bancorporation and First Independent Capital of Nevada (incorporated by reference to Appendix A to Western Alliance’s Form S-4 filed with the SEC on February 1, 2007). ±

10.5
Western Alliance Bancorporation 2005 Stock Incentive Plan, as amended (incorporated by reference to Appendix A to Western Alliance’s Proxy Statement on Schedule 14A filed with the SEC on March 17, 2009). ±

10.6
Form of BankWest Nevada Corporation Incentive Stock Option Plan Agreement (incorporated by reference to Exhibit 10.3 to Western Alliance’s Registration Statement on Form S-1 filed with the SEC on April 28, 2005). ±

10.7
Form of Western Alliance Incentive Stock Option Plan Agreement (incorporated by reference to Exhibit 10.4 to Western Alliance’s Registration Statement on Form S-1 filed with the SEC on April 28, 2005). ±

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

10.16	Western Alliance Bancorporation 2008 Annual Bonus Plan (incorporated by reference to Exhibit 10.1 to Western Alliance’s Form 10-Q filed with the SEC on August 10. 2009). ±

10.17	Western Alliance Bancorporation 2009 Annual Bonus Plan (incorporated by reference to Exhibit 10.2 to Western Alliance’s Form 10-Q filed with the SEC on August 10. 2009). ±

10.18	Western Alliance Bancorporation 2010 Annual Bonus Plan. ±

10.19	Bank of Nevada 2008 Annual Bonus Plan (incorporated by reference to Exhibit 10.3 to Western Alliance’s Form 10-Q filed with the SEC on August 10. 2009). ±

10.20	Bank of Nevada 2009 Annual Bonus Plan (incorporated by reference to Exhibit 10.4 to Western Alliance’s Form 10-Q filed with the SEC on August 10. 2009). ±

10.21	Bank of Nevada 2010 Annual Bonus Plan. ±

10.22	Torrey Pines Bank 2008 Annual Bonus Plan (incorporated by reference to Exhibit 10.5 to Western Alliance’s Form 10-Q filed with the SEC on August 10. 2009). ±

10.20	Torrey Pines Bank 2009 Annual Bonus Plan (incorporated by reference to Exhibit 10.6 to Western Alliance’s Form 10-Q filed with the SEC on August 10. 2009). ±

10.21	Torrey Pines Bank 2010 Annual Bonus Plan. ±

10.22	First Independent Bank of Nevada 2009 Annual Bonus Plan (incorporated by reference to Exhibit 10.7 to Western Alliance’s Form 10-Q filed with the SEC on August 10, 2009). ±

10.21	First Independent Bank of Nevada 2010 Annual Bonus Plan. ±

10.24	Alliance Bank of Arizona 2009 Annual Bonus Plan (incorporated by reference to Exhibit 10.8 to Western Alliance’s Form 10-Q filed with the SEC on August 10, 2009). ±

10.21	Alliance Bank of Arizona 2010 Annual Bonus Plan. ±

10.26	Alta Alliance Bank 2009 Annual Bonus Plan (incorporated by reference to Exhibit 10.9 to Western Alliance’s Form 10-Q filed with the SEC on August 10, 2009). ±

10.21	Alta Alliance Bank 2010 Annual Bonus Plan. ±

10.28
Underwriting Agreement, dated May 14, 2009, by and between Western Alliance Bancorporation and Keefe, Bruyette & Woods, Inc. (incorporated by reference to Exhibit 1.1 to Western Alliance’s Form 8-K/A filed with the SEC on August 10, 2009).

21.1	List of Subsidiaries of Western Alliance Bancorporation.

23.1	Consent of McGladrey & Pullen, LLP.

24.1	Power of Attorney (see signature page).

31.1	CEO Certification Pursuant Rule 13a-14(a)/15d-a4(a).

31.2	CFO Certification Pursuant Rule 13a-14(a)/15d-14(a).

32	CEO and CFO Certification Pursuant 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes Oxley Act of 2002.

99.1	Certification of Chief Executive Officer Pursuant to Section 111(b)(4) of the Emergency Economic Stabilization Act of 2008.

99.2	Certification of Chief Financial Officer Pursuant to Section 111(b)(4) of the Emergency Economic Stabilization Act of 2008.
Stockholders may obtain copies of exhibits by writing to: Dale Gibbons, Western Alliance Bancorporation, 2700 West Sahara Avenue, Las Vegas, Nevada 89102.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WESTERN ALLIANCE BANCORPORATION
March 16, 2010	By:	/s/ Robert Sarver
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
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in their listed capacities on March 16, 2010:

Name	Title

/s/ Robert Sarver Robert Sarver	Chairman of the Board; President and Chief Executive Officer (Principal Executive Officer)

/s/ Dale Gibbons Dale Gibbons	Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ Susan C. Thompson Susan C. Thompson	Senior Vice President and Controller (Principal Accounting Officer)

/s/ John P. Sande III John P. Sande III	Director

/s/ Bruce D. Beach Bruce Beach	Director

/s/ William S. Boyd William S. Boyd	Director

/s/ Steve Hilton Steve Hilton	Director

Name	Title

/s/ Marianne Boyd Johnson Marianne Boyd Johnson	Director

/s/ Cary Mack Cary Mack	Director

/s/ Todd Marshall Todd Marshall	Director

/s/ M. Nafees Nagy M.D. M. Nafees Nagy, M.D.	Director

/s/ James Nave James Nave, D.V.M.	Director

/s/ Donald Snyder Donald Snyder	Director

/s/ Kenneth A Vecchione Kenneth A. Vecchione	Director