Form 10-Q
period 2010-03-31
WESTERN ALLIANCE BANCORPORATION
filed 2010-05-07
CIK 1212545

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended March 31, 2010
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
Common stock issued and outstanding: 73,140,661 shares as of April 30, 2010.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements (unaudited)
WESTERN ALLIANCE BANCORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31,
	2010	December 31,
	(unaudited)	2009
	(in thousands, except per share
	amounts)
Assets:
Cash and due from banks	$101,797	$116,841
Federal funds sold and other	2,432	3,473
Interest-bearing demand deposits in other financial institutions	725,811	276,516

Cash and cash equivalents	830,040	396,830
Money market investments	13,305	54,029
Investment securities — measured, at fair value	49,564	58,670
Investment securities — available-for-sale, at fair value; amortized cost of $708,247 at March 31, 2010 and $740,783 at December 31, 2009	712,434	744,598
Investment securities — held-to-maturity, at amortized cost; fair value of $5,827 at March 31, 2010 and $7,482 at December 31, 2009	5,827	7,482
Investments in restricted stock, at cost	41,378	41,378
Loans:
Held for investment, net of deferred fees	4,059,117	4,079,639
Less: allowance for credit losses	(112,724)	(108,623)

Total loans	3,946,393	3,971,016
Premises and equipment, net	121,198	125,883
Goodwill and other intangible assets	42,214	43,121
Other assets acquired through foreclosure, net	105,637	83,347
Bank owned life insurance	93,229	92,510
Deferred tax assets, net	68,580	68,957
Prepaid expenses	32,529	35,323
Other assets	33,430	30,135
Discontinued operations, assets held for sale	480	—

Total assets	$6,096,238	$5,753,279

Liabilities:
Deposits:
Non-interest-bearing demand	$1,348,750	$1,157,013
Interest-bearing	3,841,380	3,565,089

Total deposits	5,190,130	4,722,102
Customer repurchase agreements	169,074	223,269
Other borrowings	20,000	29,352
Junior subordinated debt, at fair value	42,320	42,438
Subordinated debt	60,000	60,000
Other liabilities	38,935	100,393

Total liabilities	5,520,459	5,177,554

Commitments and contingencies (Note 9)
Shareholders’ equity:
Preferred stock — par value $.0001 and liquidation value per share of $1,000; 20,000,000 authorized; 140,000 issued and outstanding	128,661	127,945
Common stock — par value $.0001; 100,000,000 authorized; 73,030,947 shares issued and outstanding at March 31, 2010 and 72,503,902 at December 31, 2009	7	7
Surplus	686,234	684,092
Retained deficit	(243,806)	(241,724)
Accumulated other comprehensive income (loss)	4,683	5,405

Total shareholders’ equity	575,779	575,725

Total liabilities and shareholders’ equity	$6,096,238	$5,753,279

See the accompanying notes.

WESTERN ALLIANCE BANCORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended March 31,
	2010	2009
	(in thousands, except per share amounts)
Interest income:
Loans, including fees	$62,350	$63,253
Investment securities — taxable	5,726	6,048
Investment securities — non-taxable	51	179
Dividends — taxable	108	195
Dividends — non-taxable	236	470
Other	263	23

Total interest income	68,734	70,168

Interest expense:
Deposits	12,079	15,650
Customer repurchase agreements	284	1,250
Junior subordinated and subordinated debt	1,204	1,263
Other borrowings	449	1,275

Total interest expense	14,016	19,438

Net interest income	54,718	50,730
Provision for credit losses	28,747	19,984

Net interest income after provision for credit losses	25,971	30,746

Non-interest income:
Securities impairment charges, net	(103)	(40,452)
Portion of impairment charges recognized in other comprehensive loss (before taxes)	—	2,047

Net securities impairment charges recognized in earnings	(103)	(38,405)
Mark to market gains, net	301	4,071
Gain on sales of securities, net	8,218	7
Trust and investment advisory fees	1,213	2,237
Service charges and fees	2,197	1,682
Derivative (losses) gains, net	(67)	(63)
Operating lease income	964	1,003
Income from bank owned life insurance	719	514
Other	1,187	1,126

Total non-interest income (loss)	14,629	(27,828)

Non-interest expense:
Salaries and employee benefits	21,440	23,619
Occupancy expense, net	4,787	5,220
Insurance	3,492	1,647
Repossessed asset and loan expenses	2,364	1,077
Net (gain) loss on sales/valuations of repossessed assets and bank premises, net	(1,014)	4,936
Legal, professional and director fees	1,868	1,364
Marketing	1,156	1,211
Customer service	1,065	1,017
Intangible amortization	907	945
Data processing	791	1,137
Operating lease depreciation	689	919
Goodwill impairment	—	45,000
Other	3,298	2,944

Total non-interest expense	40,843	91,036

Income (loss) from continuing operations before income taxes	(243)	(88,118)
Benefit for income taxes	(1,562)	(3,044)

Income (loss) from continuing operations	1,319	(85,074)
Loss from discontinued operations, net of tax benefit	(935)	(1,368)

Net income (loss)	384	(86,442)
Dividends and accretion on preferred stock	2,466	2,432

Net (loss)/ income available to common shareholders	$(2,082)	$(88,874)

Loss per share — basic and diluted
Continuing operations	$(0.02)	$(2.30)
Discontinued	$(0.01)	$(0.04)

	$(0.03)	$(2.33)

Average number of common shares — basic	71,965	38,096
Average number of common shares — diluted	71,965	38,096
Dividends declared per common share	$—	$—
See the accompanying notes.

WESTERN ALLIANCE BANCORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	Three Months Ended
	March 31,
	2010	2009
	(in thousands)

Net (loss)/ income	$384	$(86,442)

Other comprehensive (loss)/ income, net:
Unrealized gain/(loss) on securities AFS, net	4,548	(19,829)
Impairment loss on securities, net	63	37,483
Realized (gain) on sale of securities AFS included in income, net	(5,333)	(5)

Net other comprehensive (loss)/ income	(722)	17,649

Comprehensive (loss)/ income	$(338)	$(68,793)

Amount of impairment losses reclassified out of accumulated other comprehensive income into earnings for the period was $0.1 million in 2010 and $38.4 million in 2009. The income tax benefit related to these losses was $40,000 and $0.9 million 2010 and 2009, respectively.
See the accompanying notes.

WESTERN ALLIANCE BANCORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY (UNAUDITED)

						Accumulated
						Other	Retained	Total
	Preferred Stock		Common Stock			Comprehensive	Earnings	Shareholder’s
	Shares	Amount	Shares	Amount	Surplus	Income (Loss)	(Deficit)	Equity
	(in thousands)
Balance, December 31, 2009	140	$127,945	72,504	$7	$684,092	$5,405	$(241,724)	$575,725

Net Income	—	—	—	—	—	—	384	384
Stock-based compensation	—	—	84	—	984	—	—	984
Restricted stock grants, net	—	—	443	—	1,158	—	—	1,158
Dividends on preferred stock	—	—	—	—	—	—	(1,750)	(1,750)
Accretion on preferred stock discount	—	716	—	—	—	—	(716)	—
Other comprehensive income, net	—	—	—	—	—	(722)	—	(722)

Balance, March 31, 2010	140	$128,661	73,031	$7	$686,234	$4,683	$(243,806)	$575,779

WESTERN ALLIANCE BANCORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended
	March 31,
	2010	2009
	(in thousands)
Cash flows from operating activities:
Net (Loss)/ income	$384	$(86,442)
Adjustments to reconcile net (loss)/ income to cash (used in) provided by operating activities:
Provision for credit losses	28,747	19,984
Depreciation and amortization	3,610	6,362
Stock-based compensation	2,142	1,906
Deferred income taxes and income taxes receivable	117	(8,001)
Net amortization of discounts and premiums for investment securities	1,475	—
Goodwill impairment	—	45,000
Securities impairment	103	38,405
(Gains)/Losses on:
Sales of securities, AFS	(8,218)	(7)
Derivatives	(67)	(63)
Sales of repossessed assets and premises, net	(1,014)	4,936
Sale of loans, net	(8)	—
Changes in:
Other assets	(34,811)	9,833
Other liabilities	(61,458)	(835)
Fair value of assets and liabilities measured at fair value	(301)	(4,008)
Servicing rights, net	9	9
Other, net	—	(3,118)

Net cash (used in) provided by operating activities	(69,290)	23,961

Cash flows from investing activities:
Proceeds from sale of securities measured at fair value	5	7
Principal pay downs and maturities of securities measured at fair value	9,284	5,941
Proceeds from sale of available-for-sale securities	182,218	—
Principal pay downs and maturities of available-for-sale securities	40,682	20,088
Purchase of available-for-sale securities	(183,623)	(48,384)
Proceeds from maturities of securities held-to-maturity	1,655	300
Loan originations and principal collections, net	(4,116)	2,343
Investment in money market	40,724	—
Sale and purchase of premises and equipment, net	3,498	(2,586)
Sale of other real estate owned, net	10,158	(5,846)
Purchases of restricted stock	—	72

Net cash provided by (used in) investing activities	100,485	(28,065)

WESTERN ALLIANCE BANCORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(continued)

Cash flows from financing activities:
Net increase/ (decrease) in deposits	468,028	277,513
Deposits assumed from the FDIC	—	131,720
Net increase/ (decrease) in borrowings	(63,547)	(315,113)
Proceeds from issuance of common stock options and stock warrants	—	78
Accretion of discount on preferred stock	(716)	(682)
Cash dividends paid on preferred stock	(1,750)	(1,750)

Net cash provided by financing activities	402,015	91,766

Net increase in cash and cash equivalents	433,210	87,662
Cash and cash equivalents at beginning of year	396,830	139,954

Cash and cash equivalents at end of year	$830,040	$227,616

Supplemental disclosure:
Cash paid during the period for:
Interest	$12,692	$19,043
Income taxes, net	—	—
Non-cash investing and financing activity:
Transfers to other assets acquired through foreclosure, net	22,290	5,022
Assets transferred to held for sale	480	—
See the accompanying notes.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
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
Principles of consolidation
WAL has 13 wholly-owned subsidiaries. Bank of Nevada (“BON”), Alliance Bank of Arizona (“ABA”), Torrey Pines Bank (“TPB”), Alta Alliance Bank (“AAB”), First Independent Bank of Nevada (“FIBN”), which are all banking subsidiaries, Premier Trust, Inc. (“PTI”), a registered investment advisor, Western Alliance Equipment Finance, Inc. (“WAEF”), which provides equipment leasing, and six unconsolidated subsidiaries used as business trusts in connection with issuance of trust-preferred securities . In addition, WAL maintains an 80 percent interest in Shine Investment Advisory Services Inc. (“Shine”), a registered investment advisor.
BON has a wholly-owned Real Estate Investment Trust (“REIT”) that is used to hold certain commercial real estate loans, residential real estate loans and other loans in a real estate investment trust. The Company does not have any other entities that should be considered for consolidation. All significant intercompany balances and transactions have been eliminated in consolidation.
Reclassifications
Certain amounts in the consolidated financial statements as of December 31, 2009 and for the three months ended March 31, 2009 have been reclassified to conform to the current presentation. The reclassifications have no effect on net income or stockholders’ equity as previously reported.

Interim financial information
The accompanying unaudited consolidated financial statements as of March 31, 2010 and 2009 have been prepared in condensed format, and therefore do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These statements have been prepared on a basis that is substantially consistent with the accounting principles applied to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2009.
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
Securities measured at fair value are equity and debt securities for which the Company elected early adoption of FASB ASC 825 “Financial Instruments, effective January 1, 2007. Securities for which the fair value measurement classification was made generally were fixed rate with a relatively long duration and low coupon rates. Securities measured at fair value are reported at fair value with unrealized gains and losses included in current period earnings.
Allowance for credit losses
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
Although realization is not assured, The Company believes that the realization of the recognized net deferred tax asset of $68.6 million at March 31, 2010 is more likely than not based on expectations as to future taxable income and based on available tax planning strategies as defined in ASC 740 that could be implemented if necessary to prevent a carryforward from expiring.
The most significant source of these timing differences is the credit loss reserve build which accounts for substantially all of the net deferred tax asset. In general, the Company will need to generate approximately $190 million of taxable income during the respective carryforward periods to fully realize its deferred tax assets.
As a result of the recent losses, the Company is in a three-year cumulative pretax loss position at March 31, 2010. A cumulative loss position is considered significant negative evidence in assessing the realizability of a deferred tax asset. The Company has concluded that there is sufficient positive evidence to overcome this negative evidence. This positive evidence includes Company forecasts, exclusive of tax planning strategies that show realization of deferred tax assets by December 31, 2013 based on current projections, or by December 13, 2014 under stressed conditions. In addition, the Company has evaluated tax planning strategies, including potential sales of businesses and assets in which it could realize the excess of appreciated value over the tax basis of its assets. The amount of deferred tax assets considered realizable, however, could be significantly reduced in the near term if estimates of future taxable income during the carryforward period are significantly lower than forecasted due to deterioration in market conditions.
Based on the above discussion, the net operating loss carryforward of 20 years provides sufficient time to utilize deferred federal and state tax assets pertaining to the existing net operating loss carryforwards and any NOL that would be created by the reversal of the future net deductions that have not yet been taken on a tax return.
Fair values of financial instruments
The Company uses fair value measurements to record fair value adjustments to certain assets and liabilities. FASB ASC 820, Fair Value Measurements and Disclosures (“ASC 820”) establishes a framework for measuring fair value, establishes a three-level valuation hierarchy for disclosure of fair value measurement and enhances disclosure requirements for fair value measurements. The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. The Company uses various valuation approaches, including market, income and/or cost approaches. ASC 820 establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that observable inputs be used when available. Observable inputs are inputs that market participants would use in pricing the asset or liability developed based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s assumptions about the assumptions market participants would use in pricing the asset or liability developed based on the best information available in the circumstances. The hierarchy is broken down into three levels based on the reliability of inputs, as follows:
•	Level 1— Observable quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.

•	Level 2— Observable quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, or model-based valuation techniques where all significant assumptions are observable, either directly or indirectly in the market.

•	Level 3— Model-based techniques where all significant assumptions are not observable, either directly or indirectly, in the market. These unobservable assumptions reflect our own estimates of assumptions that market participants would use in pricing the asset or liability. Valuation techniques may include use of matrix pricing, discounted cash flow models and similar techniques.
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
Management uses its best judgment in estimating the fair value of the Company’s financial instruments; however, there are inherent weaknesses in any estimation technique. Therefore, for substantially all financial instruments, the fair value estimates presented herein are not necessarily indicative of the amounts the Company could have realized in a sales transaction at March 31, 2010 or 2009. The estimated fair value amounts for 2010 and 2009 have been measured as of period-end, and have not been reevaluated or updated for purposes of these consolidated financial statements subsequent to those dates. As such, the estimated fair values of these financial instruments subsequent to the reporting date may be different than the amounts reported at the period-end.
The information in Note 10, “Fair Value of Financial Instruments,” should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only required for a limited portion of the Company’s assets and liabilities.
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
Restricted stock
The Company’s subsidiary banks are members of the Federal Home Loan Bank (“FHLB”) system and maintain an investment in capital stock of the FHLB. Alta Alliance Bank is a member of the Federal Reserve Bank (“FRB”) system and maintains an investment in capital stock of the FRB. The Company’s subsidiary banks also maintain an investment in their primary correspondent bank. These investments are carried at cost since no ready market exists for them, and they have no quoted market value. The Company conducts a periodic review and evaluation of our FHLB stock to determine if any impairment exists.
Loans
For variable rate loans that reprice frequently and that have experienced no significant change in credit risk, fair values are based on carrying values. Variable rate loans comprised approximately 66.8% of the loan portfolio at March 31, 2010 and December 31, 2009, respectively. Fair value for all other loans is estimated based on discounted cash flows using interest rates currently being offered for loans with similar terms to borrowers with similar credit quality with adjustments that the Company believes a market participant would consider in determining fair value. As a result, the fair value for loans disclosed in Note 10, “Fair Value of Financial Instruments,” is categorized as Level 3 in the fair value hierarchy.
Accrued interest receivable and payable
The carrying amounts reported in the consolidated balance sheets for accrued interest receivable and payable approximate their fair value. Accrued interest receivable and payable fair value measurements disclosed in Note 10 “Fair Value of Financial Instruments,” are classified as Level 3 in the fair value hierarchy.
Derivative financial instruments
All derivatives are recognized on the balance sheet at their fair value. The fair value for derivatives is determined based on market prices, broker-dealer quotations on similar product or other related input parameters. As a result, the fair values have been categorized as Level 2 in the fair value hierarchy.
Deposit liabilities
The fair value disclosed for demand and savings deposits is by definition equal to the amount payable on demand at their reporting date (that is, their carrying amount) which the Company believes a market participant would consider in determining fair value. The carrying amount for variable-rate deposit accounts approximates their fair value. Fair values for fixed-rate certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities on these deposits. The fair value measurement of the deposit liabilities disclosed in Note 10, “Fair Value of Instruments,” is categorized as Level 3 in the fair value hierarchy.
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
Recent Accounting Pronouncements
FASB ASC Topic 810, “Consolidation.” Effective January 1 2010, further new authoritative accounting guidance under ASC Topic 810 amends prior guidance to change how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. The new authoritative accounting guidance requires additional disclosures about the reporting entity’s involvement with variable-interest entities and any significant changes in risk exposure due to that involvement as well as its affect on the entity’s financial statements. The new authoritative accounting guidance under ASC Topic 810 was effective January 1, 2010 and did not have a significant impact on the Company’s consolidated financial statements.
FASB ASC Topic 860 “Transfers and Servicing” was amended to enhance reporting about transfers of financial assets including securitizations, and where companies have continuing exposure to the risks related to transferred financial assets. The new authoritative accounting guidance eliminates the concept of a “qualifying special-purpose entity” and changes the requirements for derecognizing financial assets. The new authoritative guidance also requires additional disclosures about all continuing involvements with transferred financial assets including information about gains and losses resulting from transfers during the period. The new authoritative accounting guidance under ASC 860 was effective January 1, 2010 and did not have a significant impact on the Company’s consolidated financial statements.
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
In January 2010 the FASB issued ASU 2010-06 Fair Value Measurements and Disclosures Topic 820 which provides guidance requiring enhanced fair value disclosures about (1) the different classes of assets and liabilities measured at fair value, (2) the valuation techniques and inputs used, (3) the activity in level 3 fair value measurements and (4) the transfers between levels 1, 2, and 3. The increased disclosure requirements further set forth in the update that in the reconciliation for fair value measurements using significant unobservable inputs (level 3), a reporting entity should present separately information about purchases, sales, issuances and settlements (that is, gross amounts shall be disclosed as opposed to a single net figure). Increased disclosures regarding the level 3 fair value reconciliation are required for fiscal years beginning after December 15, 2010.
2. DISCONTINUED OPERATIONS AND ASSETS HELD FOR SALE
In the first quarter of 2010, the Company decided to sell its credit card segment, PartnersFirst and has presented certain activities as discontinued operations. During the three months ended March 31, 2010, the Company transferred certain assets totaling $0.5 million to held-for-sale and reported a portion of its operations as discontinued. At March 31, 2010, the Company had $48 million of outstanding credit card loans which will have continuing cash flows related to the collection of these loans. These credit card loans are included in loans held for investment as of March 31, 2010 and December 31, 2009.
The following table summarizes the operating results of the discontinued operations for the periods indicated:

	Three Months Ended
	March 31,
	2010	2009
	(in thousands)
Affinity card revenue	$491	$295
Non-interest expenses	(2,103)	(2,396)

Loss before income taxes	(1,612)	(2,101)
Income tax benefit	(677)	(733)

Net loss	$(935)	$(1,368)

3. EARNINGS PER SHARE
Diluted earnings per share is based on the weighted average outstanding common shares during each period, including common stock equivalents. Basic earnings (loss) per share is based on the weighted average outstanding common shares during the period.
Basic and diluted (loss) per share, based on the weighted average outstanding shares, are summarized as follows:

	Three Months Ended
	March 31,
	2010	2009
	(dollars in thousands)
Basic:
Net loss available to common stockholders	$(2,082)	$(88,874)
Average common shares outstanding	71,965	38,096

Loss per share	$(0.03)	$(2.33)

Diluted:
Net loss available to common stockholders	$(2,082)	$(88,874)
Average common shares outstanding	71,965	38,096

Loss per share	$(0.03)	$(2.33)

As of March 31, 2010 and 2009, all stock options and restricted stock were considered anti-dilutive and excluded for purposes of calculating diluted loss per share.
4. INVESTMENT SECURITIES
Carrying amounts and fair values of investment securities at March 31, 2010 and December 31, 2009 are summarized as follows:

	March 31, 2010
	(in thousands)
		OTTI
		Recognized
		in Other	Net	Gross	Gross
	Amortized	Comprehensive	Carrying	Unrealized	Unrealized	Fair
Securities held to maturity	Cost	Loss	Amount	Gains	(Losses)	Value
	(in thousands)
Collateralized debt obligations	$1,360	$(441)	$919	$362	$(362)	$919
Municipal obligations	3,408	—	3,408	—	—	3,408
Other	1,500	—	1,500	—	—	1,500

	$6,268	$(441)	$5,827	$362	$(362)	$5,827

		OTTI
		Recognized
		in Other	Gross	Gross
	Amortized	Comprehensive	Unrealized	Unrealized	Fair
Securities available for sale	Cost	Loss	Gains	(Losses)	Value
	(in thousands)
U.S. Treasury notes	$19,058	$—	$5	$—	$19,063
U.S. Government-sponsored agency securities	108,999	—	—	(1)	108,998
Municipal obligations	323	—	1	(9)	315
Adjustable-rate preferred stock	5,860	—	9,178	—	15,038
Direct obligation and GSE residential mortgage backed	451,552	—	4,851	(666)	455,737
Private label residential mortgage-backed securities	11,938	(1,811)	1,239	(376)	10,990
Trust preferred securities	32,088	—	—	(8,310)	23,778
FDIC guaranteed corporate bonds	61,573	—	177	(188)	61,562
Other	16,856	—	97	—	16,953

	$708,247	$(1,811)	$15,548	$(9,550)	$712,434

Securities measured at fair value

U.S. Government-sponsored agency					$2,509
Direct obligation and GSE residential mortgage backed					45,446
Private label mortgage-backed securities					1,609

					$49,564

	December 31, 2009
		OTTI
		Recognized
		in Other	Net	Gross	Gross
	Amortized	Comprehensive	Carrying	Unrealized	Unrealized	Fair
Securities held to maturity	Cost	Loss	Amount	Gains	(Losses)	Value
	(in thousands)
Collateralized debt obligations	$1,462	$(544)	$918	$340	$(340)	$918
Municipal obligations	5,064	—	5,064	—	—	5,064
Other	1,500	—	1,500	—	—	1,500

	$8,026	$(544)	$7,482	$340	$(340)	$7,482

		OTTI
		Recognized
		in Other	Gross	Gross
	Amortized	Comprehensive	Unrealized	Unrealized	Fair
Securities available for sale	Cost	Loss	Gains	(Losses)	Value
	(in thousands)
Municipal obligations	$324	$—	$2	$(10)	$316
Adjustable-rate preferred stock	7,825	—	10,471	—	18,296
Direct obligation and GSE residential mortgage-backed securities	600,307	—	9,699	(4,250)	605,756
Private label residential mortgage-backed securities	12,829	(1,811)	1,045	(762)	11,301
Trust preferred securities	32,098	—	—	(10,048)	22,050
FDIC guarantee corporate bonds	71,680	—	104	(594)	71,190
Other	15,720	—	21	(52)	15,689

	$740,783	$(1,811)	$21,342	$(15,716)	$744,598

Securities measured at fair value

U.S.Government-sponsoredagencies					$2,479
Direct obligation and GSE residential mortgage-backed securities					49,317
Private label residential mortgage-backed securities					6,874

					$58,670

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
Gross unrealized losses at March 31, 2010 are primarily caused by interest rate fluctuations, credit spread widening and reduced liquidity in applicable markets. The Company has reviewed securities on which there is an unrealized loss in accordance with its accounting policy for OTTI described above and recorded impairment charges totaling $0.1 million and $38.4 million for the three months ended March 31, 2010 and 2009, respectively. The impairment charge for 2010 is attributed to the Company’s collateralized debt obligations (“CDO’s). For the first quarter of 2009, the impairment charges include $36.4 million related to impairment losses in the Company’s adjustable rate preferred stock (“ARPS”) and $2.0 million related to the Company’s collateralized mortgage obligation (“CMO”) portfolio.
The Company does not consider any other securities to be other-than-temporarily impaired as of March 31, 2010 and December 31, 2009. However, without recovery in the near term such that liquidity returns to the applicable markets and spreads return to levels that reflect underlying credit characteristics, additional OTTI may occur in future periods.

Information pertaining to securities with gross unrealized losses at March 31, 2010 and December 31, 2009, aggregated by investment category and length of time that individual securities have been in a continuous loss position follows:

	March 31, 2010
	Less Than Twelve Months		Over Twelve Months
	Gross		Gross
	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value
	(in thousands)
Securities held to maturity
Collateralized debt obligations	$630	$724	$173	$—

	$630	$724	$173	$—

	March 31, 2010
	Less Than Twelve Months		Over Twelve Months
	Gross		Gross
	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value
	(in thousands)
Securities available for sale
U.S Government-sponsered agency	$1	$108,998	$—	$—
Municipal obligations	9	208	—	—
Direct obligation and GSE residential mortgage-backed securities	497	151,967	169	13,875
Private label residential mortgage-backed securities	—	—	2,187	10,990
Trust preferred securities	—	—	8,310	23,778
Corporate debt securities	188	25,899	—	—

	$695	$287,072	$10,666	$48,643

	December 31, 2009
	Less Than Twelve Months		Over Twelve Months
	Gross		Gross
	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value
	(in thousands)
Securities held to maturity
Collateralized debt obligations	$663	$724	$221	$—

	$663	$724	$221	$—

	December 31, 2009
	Less Than Twelve Months		Over Twelve Months
	Gross		Gross
	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value
	(in thousands)
Securities available for sale
Direct obligation and GSE residential mortgage-backed securities	$3,946	$285,044	$303	$23,847
Municipal obligations	10	207	—	—
Private label residential mortgage-backed securities	—	—	2,573	11,301
Trust preferred securities	594	51,110	10,048	22,050
Other	53	13,197	—	—

	$4,603	$349,558	$12,924	$57,198

At March 31, 2010 and December 31, 2009, 39 and 64 debt securities (excluding adjustable rate preferred stock, debt obligations and other structured securities), respectively, have unrealized losses with aggregate depreciation of approximately 1.0% and 2.1%, respectively, from the Company’s amortized cost basis. These unrealized losses relate primarily to fluctuations in the current interest rate environment. In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and industry analysis reports. Since material downgrades have not occurred and management does not have the intent to sell the debt securities for the foreseeable future, none of the securities described in the above table or in this paragraph were deemed to be other than temporarily impaired.
At March 31, 2010 and December 31, 2009, two investments in trust preferred securities have unrealized losses with aggregate depreciation of approximately 25.9% and 31.3%, respectively, from the Company’s amortized cost basis. These unrealized losses relate primarily to fluctuations in the current interest rate environment, and specifically to the widening of credit spreads on virtually all corporate and structured debt, which began in 2007. The Company has the intent and ability to hold trust preferred securities for the foreseeable future, none were deemed to be OTTI.
The entire ARPS portfolio was OTTI at March 31, 2010.
At March 31, 2010 the combined net unrealized loss on CDOs and trust preferred securities classified as available-for sale (“AFS”) was $8.8 million, compared with $4.2 million at December 31, 2009. The Company is actively monitoring its debt and other structured securities portfolios classified as AFS for declines in fair value.
The amortized cost and fair value of securities as of March 31, 2010 and December 31, 2009, by contractual maturities, are shown below. The actual maturities of the mortgage-backed securities may differ from their contractual maturities because the loans underlying the securities may be repaid without any penalties. Therefore, these securities are listed separately in the maturity summary. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	March 31, 2010		December 31, 2009
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value
	(in thousands)
Securities held to maturity
Due in one year or less	$2,030	$2,030	$2,029	$2,029
Due after one year through five years	646	646	648	648
Due after five years through ten years	732	732	1,387	1,387
Due after ten years	1,360	919	2,462	1,918
Other	1,500	1,500	1,500	1,500

	$6,268	$5,827	$8,026	$7,482

Securities available for sale
Due in one year or less	$124,501	$124,500	$—	$—
Due after one year through five years	70,656	70,558	71,695	71,206
Due after five years through ten years	56	56	56	57
Due after ten years	49,852	50,860	40,176	40,589
Mortgage backed securities	446,326	449,508	613,136	617,057
Other	16,856	16,952	15,720	15,689

	$708,247	$712,434	$740,783	$744,598

The following table summarizes the Company’s investment ratings position as of March 31, 2010:

	Securities ratings profile
	As of March 31, 2010
		Investment- grade (1)			Noninvestment-grade (1)
	AAA	AA+ to AA-	A+ to A-	BBB+ to BBB-BB+ and below		Totals

Municipal obligations	$1,047	$2,676	$—	$—	$—	$3,723
Direct & GSE residential mortgage- backed securities	503,692	—	—	—	—	503,692
Private label residential mortgage- backed securities	9,736	—	—	—	2,863	12,599
U.S Government-sponsered agency	108,998	—	—	—	—	108,998
U.S. Treasury notes	19,063	—	—	—	—	19,063
Adjustable-rate preferred stock	—	—	—	—	15,038	15,038
Collateralized debt obligations	—	—	—	—	919	919
Trust preferred securities	—	—	22,278	1,500	—	23,778
FDIC guaranteed corporate bonds	61,562	—	—	—	—	61,562

Total (2)	$704,098	$2,676	$22,278	$1,500	$18,820	$749,372

(1)	The Company used the average credit rating of the combination of S&P, Moody’s and Fitch in the above table where ratings differed.

(2)	Securities values are shown at carrying value as of March 31, 2010. Unrated securities consist of CRA investments with a carrying value of $16.9 million, municipals of $0.9 million, and an other investment of $1.5 million.
The following table summarizes the Company’s investment ratings position as of December 31, 2009.

	Securities ratings profile
	As of December 31, 2009
		Investment- grade (1)			Noninvestment-grade (1)
	AAA	AA+ to AA-	A+ to A-	BBB+ to BBB-	BB+ and below	Totals
	(in thousands)
Municipal obligations	$1,047	$2,392	$—	$—	$—	$3,439
Direct & GSE residential mortgage-backed securities	657,552	—	—	—	—	657,552
Private label residential mortgage- backed securities	10,355	—	—	—	7,820	18,175
Adjustable-rate preferred stock	—	—	—	—	18,296	18,296

CDOs & trust preferred securities	—	—	20,700	1,350	919	22,969
FDIC guaranteed corporate bonds	71,190	—	—	—	—	71,190

Total (2)	$740,144	$2,392	$20,700	$1,350	$27,035	$791,621

(1)	The Company used the average credit rating of the combination of S&P, Moody’s and Fitch in the above table where ratings differed.

(2)	Securities values are shown at carrying value as of December 31, 2009. Unrated securities consist of CRA investments with a carrying value of $15.7 million, municipals of $1.9 million and an other investment of $1.5 million.
Securities with carrying amounts of approximately $403.9 million and $491.9 million at March 31, 2010 and December 31, 2009 were pledged for various purposes as required or permitted by law.
5. LOANS, LEASES AND ALLOWANCE FOR CREDIT LOSSES
The composition of the Company’s loans held for investment portfolio as of March 31, 2010 and December 31, 2009 is as follows:

	March 31,	December 31,
	2010	2009
	(in thousands)
Construction and land development	$556,871	$623,198
Commercial real estate — owner occupied	1,209,279	1,091,363
Commercial real estate — non-owner occupied	902,951	933,261
Residential real estate	560,153	568,319
Commercial and industrial	632,448	685,089
Commercial leases	125,513	117,104
Consumer	77,571	80,300
Deferred fees and unearned income net	(5,669)	(18,995)

	4,059,117	4,079,639
Allowance for credit losses	(112,724)	(108,623)

Total loans, net	$3,946,393	$3,971,016

The table below reflects recorded investment in loans classified as impaired:

	March 31,	December 31,
	2010	2009
	(in thousands)
Impaired loans with a specific valuation allowance under ASC 310	$57,327	$51,718
Impaired loans without a specific valuation allowance under ASC 310	168,780	181,754

Total impaired loans	$226,107	$233,472

Valuation allowance related to impaired loans	$(19,280)	$(13,383)

Total impaired loans were $226.1 million at March 31, 2010, a net decrease of $7.4 million from December 31, 2009. This decrease is most attributed to the decreases in construction and land and commercial and industrial impaired loans, which were $77.8 and $11.8 million, respectively at March 31, 2010 compared to $89.3 and $18.9 million, respectively at December 31, 2009 a combined decrease of $18.6 million. Impaired residential real estate loans, impaired commercial real estate and impaired consumer loans increased by $4.4 million, $6.5 million and $0.4 million, respectively from $39.6 million, $85.4 million and $0.2 million at December 31, 2009, respectively to $44.0 million, $91.9 million and $0.6 million at March 31, 2010 respectively.
A valuation allowance is established for an impaired loan when the fair value of the loan is less than the recorded investment. In certain cases, portions of impaired loans are charged-off to realizable value instead of establishing a valuation allowance and are included, when applicable in the table above as “Impaired loans without specific valuation allowance under ASC 310.” The valuation allowance disclosed above is included in the allowance for credit losses reported in the consolidated balance sheets as of March 31, 2010 and December 31, 2009.

	Three Months Ended
	March 31,
	2010	2009
	(in thousands)
Average investment in impaired loans for the period	$223,673	$187,510
Interest recognized during the period for impaired loans	$838	$2,084
The Company is not committed to lend significant additional funds on these impaired loans.
The following table summarizes nonperforming assets:

	March 31,	December 31,
	2010	2009
	(in thousands)
Nonaccrual loans	$148,760	$153,702
Loans past due 90 days or more on accrual status	8,437	5,538
Troubled debt restructured loans (accruing)	41,778	46,480

Total nonperforming loans	198,975	205,719
Foreclosed collateral	105,637	83,347

Total nonperforming assets	$304,612	$289,066

Allowance for Credit Losses
The following table summarizes the changes in the allowance for credit losses:

	Three Months Ended
	March 31,
	2010	2009
	(in thousands)
Balance, beginning	$108,623	$74,827
Provision for credit losses	28,747	19,984
Recoveries of amounts charged off	1,967	450
Charge-offs	(26,613)	(18,077)

Balance, ending	$112,724	$77,184

6. OTHER ASSETS ACQUIRED THROUGH FORECLOSURE
The following table presents the changes in other assets acquired through foreclosure:

	Three Months Ended
	March 31,
	2010	2009
	(in thousands)
Balance, beginning of period	$83,347	$14,545
Additions	32,953	9,063
Dispositions	(9,891)	(2,769)
Valuation adjustments in the period	(771)	(4,384)

Balance, end of period	$105,637	$16,455

7. GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill is created when a Company acquires a business. When a business is acquired, the purchased assets and liabilities are recorded at fair value and intangible assets are identified. Excess consideration paid to acquire a business over the fair value of the net assets is recorded as goodwill. The Company’s annual goodwill impairment testing is October 1.
During the first quarter 2009, as a result of the significant decline in the Company’s stock price and depressed economic conditions among financial institutions in general, the Company determined that it was necessary to perform an interim test for goodwill impairment. As a result of the March 31, 2009 goodwill impairment test, the Company determined that the Bank of Nevada reporting unit was impaired by $45.0 million. The Company determined that there was no triggering event or other factor to indicate an interim test of goodwill impairment for the first quarter of 2010 was necessary.
The goodwill impairment charges had no effect on the Company’s cash balances or liquidity. In addition, because goodwill is not included in the calculation of regulatory capital, the Company’s regulatory ratios were not affected by this non-cash expense. No assurance can be given that goodwill will not be further impaired in future periods.
8. INCOME TAXES
The reconciliation between the statutory federal income tax rate and the Company’s effective tax rate are summarized as follows:

	Three Months Ended
	March 31,
	2010	2009
	(in thousands)
Income tax at statutory rate	$(85)	$(30,841)
Increase (decrease) resulting from:
State income taxes, net of federal benefits	(290)	(658)
Dividends received deductions	(83)	(164)
Bank-owned life insurance	(252)	(180)
Tax-exempt income	(76)	(94)
Nondeductible expenses	95	106
Nondeductible goodwill impairment	—	15,750
Deferred tax asset valuation allowance	(957)	12,511
Other, net	86	526

	$(1,562)	$(3,044)

Deferred tax assets and liabilities are included in the financial statements at currently enacted income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes.
For the three months ended March 31, 2010, the net deferred tax assets decreased $0.4 million to $68.6 million. This decrease was primarily the result of a decrease in the deferred tax valuation allowance in the current year.
For the three months ended March 31, 2010, the valuation allowance decreased by $1.0 million due to sales of a portion of the impaired securities portfolio held as capital assets for tax purposes at prices above the impaired values.
9. COMMITMENTS AND CONTINGENCIES
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
A summary of the contractual amounts for unfunded commitments and letters of credit are as follows:

	March 31,	December 31,
	2010	2009
	(in thousands)
Commitments to extend credit, including unsecured loan commitments of $129,588 at March 31, 2010 and $110,491 at December 31, 2009	$697,053	$682,870
Credit card commitments and financial guarantees	313,234	305,903
Standby letters of credit, including unsecured letters of credit of $4,631 at March 31, 2010 and $3,826 at December 31, 2009	40,122	38,891

	$1,050,409	$1,027,664

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
The Company guarantees certain customer credit card balances held by an unrelated third party. These unsecured guarantees act to streamline the credit underwriting process and are issued as a service to certain customers who wish to obtain a credit card from the third party vendor. The guarantee is offered to those customers who, based solely upon management’s evaluation, maintain a relationship with the Company that justifies the inherent risk. All such guarantees exist for the life of each respective credit card relationship. The Company would be required to perform under the guarantee upon a customer’s default on the credit card relationship with the third party. Historical losses under this program have been nominal. Upon entering into a credit card guarantee, the Company records the related liability at fair value pursuant to the requirements of ASC topic 450, Guarantees. Thereafter, the related liability is evaluated pursuant to ASC topic 450, Contingencies. The outstanding balances of guaranteed credit cards held by an unrelated third party totaled $0.5 million and $0.5 million at March 31, 2010 and December 31, 2009, respectively. The total credit card balances outstanding at March 31, 2010 and December 31, 2009 were $48.0 million and $50.2 million, respectively.
The Company has exposure to credit losses from unfunded commitments and letters of credit. As funds have not been disbursed on these commitments, they are not reported as loans outstanding. Credit losses related to these commitments are not included in the allowance for credit losses reported in Note 4, “Loans, Leases and Allowance for Credit Losses” of these Consolidated Financial Statements and are accounted for as a separate loss contingency as a liability. This loss contingency for unfunded loan commitments and letters of credit was $0.5 million and $0.3 million as of March 31, 2010 and December 31, 2009. Changes to this liability are adjusted through other non-interest expense.
Concentrations of Lending Activities
The Company’s lending activities are primarily driven by the customers served in the market areas where the Company has branch offices in the States of Nevada, California and Arizona. The Company monitors concentrations within five broad categories: geography, industry, product, call code, and collateral. The Company grants commercial, construction, real estate and consumer loans to customers through branch offices located in the Company’s primary markets. The Company’s business is concentrated in these areas and the loan portfolio includes significant credit exposure to the commercial real estate market of these areas. As of March 31, 2010 and December 31, 2009, commercial real estate related loans accounted for approximately 66% and 65% of total loans, respectively, and approximately 4% and 5% of commercial real estate loans, respectively, are secured by undeveloped land. Substantially all of these loans are secured by first liens with an initial loan to value ratio of generally not more than 75%. Approximately 57% and 54% of these commercial real estate loans were owner occupied at March 31, 2010 and December 31, 2009, respectively. In addition, approximately 4% and 4% of total loans were unsecured as of March 31, 2010 and December 31, 2009, respectively.
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
Lease Commitments
The Company leases the majority of its office locations and many of these leases contain multiple renewal options and provisions for increased rents. Total rent expense of $1.3 million and $1.4 million is included in occupancy expenses for the three month periods ended March 31, 2010 and 2009, respectively.
10. FAIR VALUE ACCOUNTING
The Company adopted SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”), effective January 1, 2007. This standard was subsequently codified under ASC 825, Financial Instruments (ASC 825). At the time of adoption, the Company elected to apply this fair value option (“FVO”) treatment to the following instruments:
•	Junior subordinated debt;

•	All investment securities previously classified as held to maturity, with the exception of tax-advantaged municipal bonds; and

•	All fixed-rate securities previously classified as available for sale.
The Company continues to account for these items under the fair value option. There were no financial instruments purchased by the Company in 2010 and 2009 which met the ASC 825 fair value election criteria, and therefore, no additional instruments have been added under the fair value option election.
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
For the three months ended March 31, 2010 and 2009, gains and losses from fair value changes included in the Consolidated Statement of Operations were as follows:

	Changes in Fair Values for the Three Month
	Period Ended March 31, 2010 for Items Measured at Fair
	Value Pursuant to Election of the Fair Value Option
				Total
	Unrealized		Interest	Changes in
	Gain (Loss) on		Expense on	Fair Values
	Assets and		Junior	Included in
	Liabilities	Interest	Subordinated	Current-
	Measured at	Income on	Debt and	Period
Description	Fair Value, Net	Securities	Borrowings	Earnings
	(in thousands)
Securities measured at fair value	$183	$187	$—	$370
Junior subordinated debt	118	—	256	(138)

	$301	$187	$256	$232

	Changes in Fair Values for the Three Month Period
	Ended March 31, 2009 for Items Measured at Fair
	Value Pursuant to Election of the Fair Value Option
				Total
	Unrealized		Interest	Changes in
	Gain (Loss) on		Expense on	Fair Values
	Assets and		Junior	Included in
	Liabilities	Interest	Subordinated	Current-
	Measured at	Income on	Debt and	Period
Description	Fair Value, Net	Securities	Borrowings	Earnings
	(in thousands)
Securities measured at fair value	$3,888	$248	$—	$4,136
Junior subordinated debt	(29)	—	230	201
Fixed-rate term borrowings	212	—	—	212

	$4,071	$248	$230	$4,549

The difference between the aggregate fair value of junior subordinated debt ($42.3 million) and the aggregate unpaid principal balance thereof ($66.5 million) was $24.2 million at March 31, 2010.
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
Junior subordinated debt: The Company estimates the fair value of its junior subordinated debt using a discounted cash flow model which incorporates the effect of the Company’s own credit risk in the fair value of the liabilities (Level 3). The Company’s cash flow assumptions were based on the contractual cash flows based as the Company anticipates that it will pay the debt according to its contractual terms. The Company evaluated recently priced offerings on individual issuances of trust preferred securities and estimated the discount rate based, in part, on that information. The Company estimated the discount rate at 6.0%, which is a 575 basis point spread over 3 month LIBOR (0.29% as of March 31, 2010).
The fair value of these assets and liabilities were determined using the following inputs at March 31, 2010 and December 31, 2009:

	Fair Value Measurements at Reporting Date Using:
	Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs	Fair
March 31, 2010	(Level 1)	(Level 2)	(Level 3)	Value
Assets:
Securities measured at fair value
U.S. Government-sponsored agency securities	$—	$2,509	$—	$2,509
Direct obligation & GSE residential mortgage-backed	—	45,446	—	45,446
Private label residential mortgage-backed securities	—	1,609	—	1,609

	$—	$49,564	$—	$49,564

Securities available for sale
US Treasury Notes	$9,566	$9,497	$—	$19,063
U.S. Government-sponsored agency securities	—	108,998	—	108,998
Municipal Obligations	—	315	—	315
Direct obligation & GSE residential mortgage-backed	—	455,737	—	455,737
Private label residential mortgage-backed securities	—	10,990	—	10,990
Adjustable-rate preferred stock	15,038	—	—	15,038
Trust preferred	23,778	—	—	23,778
Corporate debt securities	61,562	—	—	61,562
Other	16,953	—	—	16,953

	$126,897	$585,537	$—	$712,434

Interest rate swaps	$—	$1,242	$—	$1,242

				Fair
	(Level 1)	(Level 2)	(Level 3)	Value

Liabilities:

Junior subordinated debt	$—	$—	$42,320	$42,320

Interest rate swaps	$—	$1,242	$—	$1,242

	Fair Value Measurements at Reporting Date Using:
		Quoted Prices
		in Active	Active
		Markets for	Markets for
	As of	Identical	Similar	Unobservable
	December 31,	Assets	Assets	Inputs
Description	2009	(Level 1)	(Level 2)	(Level 3)
Assets:
Securities available for sale	$744,598	$111,536	$633,062	$—
Securities measured at fair value	58,670	—	58,670	—
Interest rate swaps	1,139	—	1,139	—

Total	$804,407	$111,536	$692,871	$—

Liabilities:
Junior subordinated debt	$42,438	$—	$—	$42,438
Interest rate swaps	1,139	—	1,139	—

Total	$43,577	$—	$1,139	$42,438

Fair Value Measurements Using
Significant Unobservable Inputs
(Level 3)

		Securities	Junior
	Securities	Measured	Subordinated	Fixed-Rate
	AFS	at Fair Value	Debt	Term Borrowings
	(in thousands)
Beginning balance January 1, 2010	$—	$—	$(42,438)	$—
Total gains (losses) (realized/unrealized)
Included in earnings	—	—	118	—
Included in other comprehensive income	—	—	—	—
Purchases, issuances, and settlements, net	—	—	—
Transfers to held-to-maturity Transfers in and/or out of Level 3	—	—	—	—

Ending balance March 31, 2010	$—	$—	$(42,320)	$—

The amount of total 2010 gains (losses) for the period included in earnings attributable to the change in unrealized gains (losses) relating to assets and liabilities still held at the reporting date	$—	$—	$118	$—

The amount of total 2009 gains (losses) for the period included in earnings attributable to the change in unrealized gains (losses) relating to assets and liabilities still held at the reporting date	$—	$—	$201	$212

Fair value on a nonrecurring basis
Certain assets are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis, but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). The following table presents such assets carried on the balance sheet by caption and by level within the ASC 825 hierarchy as of March 31, 2010:

	Fair Value Measurements Using
		Quoted Prices
		in Active	Active
		Markets for	Markets for	Unobservable
		Identical Assets	Similar Assets	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
As of March 31, 2010:
Impaired loans with a specific valuation allowance	$38,047	$—	$—	$38,047
Impaired loans without specific valuation allowance	89,076	—	—	89,076
Goodwill valuation of reporting units	25,925	—	—	25,925
Other assets acquired through foreclosure	105,637	—	—	105,637
Collateralized debt obligations	919	—	—	919
The following table presents such assets carried on the balance sheet by caption and by level within the ASC 825 hierarchy as of December 31, 2009:

	Fair Value Measurements Using
		Quoted Prices
		in Active	Active
		Markets for	Markets for	Unobservable
		Identical Assets	Similar Assets	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
As of December 31, 2009:
Impaired loans with specific valuation allowance	$38,335	$—	$—	$38,335
Impaired loans without specific valuation allowance	80,594	—	—	80,594
Goodwill valuation of reporting units	25,925	—	—	25,925
Other assets acquired through foreclosure	83,347	—	—	83,347
Collateralized debt obligations	918	—	—	918
Impaired loans: The specific reserves for collateral dependent impaired loans are based on the fair value of the collateral. The fair value of collateral is determined based on third-party appraisals. In some cases, adjustments are made to the appraised values due to various factors, including age of the appraisal, age of comparables included in the appraisal, and known changes in the market and in the collateral. When significant adjustments are based on unobservable inputs, such as when a current appraised value is not available or management determines the fair value of the collateral is further impaired below appraised value and there is no observable market price, the resulting fair value measurement has been categorized as a Level 3 measurement. These Level 3 impaired loans had an aggregate carrying amount of $57.3 million and specific reserves in the allowance for loan losses of $19.3 million as March 31, 2010.
Goodwill: In accordance with ASC 350, Intangibles — Goodwill and Other, goodwill has been written down to its implied fair value of $25.9 million by charges to earnings in prior periods. Some of the inputs used to determine the implied fair value of the Company and the corresponding amount of the impairment included the quoted market price of our common stock, market prices of common stocks of other banking organizations, common stock trading multiples, discounted cash flows, and inputs from comparable transactions. The Company’s adjustments were primarily based on the Company’s assumptions, therefore the resulting fair value measurement was determined to be level 3.
Other assets acquired through foreclosure: Other assets acquired through foreclosure consist of properties acquired as a result of, or in-lieu-of, foreclosure. Properties or other assets (primarily repossessed assets formerly leased) are classified as other assets acquired through foreclosure and other repossessed property and are reported at the fair value using appraised value, less cost to sell. Costs relating to the development or improvement of the assets are capitalized and costs relating to holding the assets are charged to expense. The Company had $105.6 million of such assets at March 31, 2010. When significant adjustments were based on unobservable inputs, such as when a current appraised value is not available or management determines the fair value of the collateral is further impaired below appraised value and there is no observable market price, the resulting fair value measurement has been categorized as a Level 3 measurement.
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

For the three months ended March 31, 2010, the Company determined that certain collateralized mortgage debt securities contained credit losses. The impairment credit loss related to these debt securities for the three months ended March 31, 2010 was $0.1 million.
The following table presents a rollforward of the amount related to impairment credit losses recognized in earnings for the three months ended March 31, 2010 and 2009:
Debt Security Credit Losses
Recognized in Other Comprehensive Income/Earnings
For the Three Months Ended March 31, 2010

	Debt Obligations and	Private Label Mortgage-
	Structured Securities	Backed Securities
	(in thousands)
Beginning balance of impairment losses held in other comprehensive income	$(544)	$(1,811)
Current period other-than temporary impairment credit recognized through earnings	103	—
Reductions for securities sold during the period	—	—
Additions or reductions in credit losses due to change of intent to sell	—	—
Reductions for increases in cash flows to be collected on impaired securities	—	—

Ending balance of net unrealized gains and (losses) held in other comprehensive income	$(441)	$(1,811)

Debt Security Credit Losses
Recognized in Other Comprehensive Income/Earnings
For the Three Months Ended March 31, 2009

	Debt Obligations and	Private Label Mortgage-
	Structured Securities	Backed Securities
	(in thousands)
Beginning balance of impairment losses held in other comprehensive income	$(4,705)	$(2,831)
Current period other-than temporary impairment credit losses recognized though earnings	—	(2,022)
Reductions for securities sold during the period	—	—
Additions or reductions in credit losses due to change of intent to sell	—	—
Reductions for increases in cash flows to be collected on impaired securities	—	—

Ending balance of net unrealized gains and (losses) held in other comprehensive income	$(4,705)	$(4,853)

11. FAIR VALUE OF FINANCIAL INSTRUMENTS
The estimated fair value of the Company’s financial instruments is as follows:

	March 31, 2010		December 31, 2009
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial assets:
Cash and due from banks	$101,797	$101,797	$116,841	$116,841
Federal funds sold	2,432	2,432	3,473	3,473
Money market investments	13,305	13,305	54,029	54,029
Investment securities-measured at fair value	49,564	49,564	58,670	58,670
Investment securities-available-for-sale	712,434	712,434	744,598	744,598
Investment securities held-to-maturity	5,827	5,827	7,482	7,482
Derivatives	1,242	1,242	1,139	1,139
Restricted stock	41,378	41,378	41,378	41,378
Loans, net	3,946,393	3,723,259	3,971,015	3,654,227
Accrued interest receivable	18,740	18,740	18,742	18,742

Financial liabilities:
Deposits	5,190,130	5,199,479	4,722,102	4,731,827
Accrued interest payable	5,503	5,503	4,179	4,179
Customer repurchases	169,074	169,074	223,269	223,269
Other borrowed funds	20,000	20,000	29,352	29,352
Junior subordinated debt	42,320	42,320	42,438	42,438
Subordinated debt	60,000	60,000	60,000	60,000
Derivatives	1,242	1,242	1,139	1,139
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
Fair value of commitments
The estimated fair value of the standby letters of credit at March 31, 2010 and December 31, 2009 is insignificant. Loan commitments on which the committed interest rate is less than the current market rate are also insignificant at March 31, 2010 and December 31, 2009.
12. SEGMENTS
The Company is segmented as “Nevada” (Bank of Nevada and First Independent Bank of Nevada), “Arizona” (Alliance Bank of Arizona), “California” (Torrey Pines Bank and Alta Alliance Bank), “Asset Management” (Premier Trust and Shine), and “Other” (Western Alliance Bancorporation holding company, Western Alliance Equipment Finance and miscellaneous).
The accounting policies of the reported segments are the same as those of the Company as described in Note 1, “Summary of Significant Accounting Policies” in the Company’s 2009 Annual Report on Form 10-K. Transactions between segments consist primarily of borrowed funds and loan participations. Federal funds purchased and sold and other borrowed funding transactions the resulted in inter-segment profits were eliminated for reporting consolidated results of operations. Loan participations were recorded at par value with no resulting gain or loss. The Company allocated centrally provided services to the operating segments based upon estimated usage of those services.
The following is a summary of selected operating segment information as of and for the periods ended March 31, 2010, and 2009:

Western Alliance Bancorporation and Subsidiaries
Operating Segment Results
Unaudited

						Inter-
						segment	Consoli-
				Asset		Elimi-	dated
	Nevada	California	Arizona	Management	Other	nations	Company
	(in millions)
At March 31, 2010
Assets	$3,317.4	$1,393.5	$1,369.7	$6.2	$615.3	$(605.9)	$6,096.2
Gross loans and deferred fees, ne	2,384.6	934.7	782.8	—	—	(43.0)	4,059.1
Less: Allowance for credit losses	(78.8)	(16.7)	(17.2)	—	—	—	(112.7)

Net loans	2,305.8	918.0	765.6	—	—	(43.0)	3,946.4

Goodwill	23.2	—	—	2.7	—	—	25.9
Deposits	2,740.8	1,215.7	1,237.0	—	—	(3.4)	5,190.1
Stockholders’ equity	346.7	127.7	79.7	5.3	575.6	(559.2)	575.8

No. of branches	19	9	10	—	—	—	38
No. of FTE	541	206	138	24	39	—	948

Three Months Ended March 31, 2010:

	(in thousands)
Net interest income	$30,979	$14,314	$9,564	$2	$(141)	$—	$54,718
Provision for credit losses	23,989	2,725	2,033	—	0	—	28,747

Net interest income (loss) after provision for credit losses	6,990	11,589	7,531	2	(141)	—	25,971
Non-interest income	8,225	896	1,605	1,219	2,227	457	14,629
Non-interest expense	(19,336)	(11,368)	(7,595)	(945)	(3,303)	1,704	(40,843)

Income (loss) from continuing operations before income taxes	(4,121)	1,117	1,541	276	(1,217)	2,161	(243)
Income tax expense (benefit)	(1,426)	628	704	132	(1,600)	—	(1,562)

Income(loss) from continuing operations	(2,695)	489	837	144	383	2,161	1,319
Loss from discontinued operations,	—	—	—	—	(935)	—	(935)

Net income (loss)	$(2,695)	$489	$837	$144	$(552)	$2,161	$384

						Inter-
						segment	Consoli-
				Asset		Elimi-	dated
	Nevada	California	Arizona	Management	Other	nations	Company
	(in millions)
At March 31, 2009
Assets	$3,529.8	$1,069.1	$886.3	$19.6	$37.4	$(274.9)	$5,267.3
Gross loans and deferred fees	2,643.0	793.6	682.1	—	—	(43.0)	4,075.7
Less: Allowance for credit losses	(49.7)	(13.3)	(14.1)	—	—	—	(77.1)

Net loans	2,593.3	780.3	668.0	—	—	(43.0)	3,998.6

Goodwill	23.2	—	—	10.7	—	—	33.9
Deposits	2,367.0	967.0	733.0	—	—	(5.6)	4,061.4
Stockholders’ equity	279.0	75.3	64.5	17.1	(9.0)	—	426.9

No. of branches	21	9	11	—	—	—	41
No. of FTE	616	227	150	48	43	—	1,084

Three Months Ended March 31, 2009
	(in thousands)
Net interest income	$32,647	$11,176	$7,728	$15	$(836)	$—	$50,730
Provision for credit losses	10,760	3,741	5,483	—	—	—	19,984

Net interest income after provision for credit losses	21,887	7,435	2,245	15	(836)	—	30,746
Non-interest income	(15,776)	(2,383)	807	2,244	(5,306)	(7,414)	(27,828)
Goodwill impairment charge	(45,000)	—	—	—	—	—	(45,000)
Non-interest expense	(23,802)	(8,965)	(8,931)	(2,218)	(3,078)	958	(46,036)

Loss from continuing operations before income taxes	(62,691)	(3,913)	(5,879)	41	(9,220)	(6,456)	(88,118)
Income tax expense (benefit)	1,446	1,539	(1,907)	85	(1,947)	(2,260)	(3,044)

Income(loss) from continuing operations	(64,137)	(5,452)	(3,972)	(44)	(7,273)	(4,196)	(85,074)
Loss from discontinued operations	—	—	—	—	(1,368)	—	(1,368)

Net income (loss)	$(64,137)	$(5,452)	$(3,972)	$(44)	$(8,641)	$(4,196)	$(86,442)

13. STOCKHOLDER’S EQUITY
Stock-based Compensation
For the three months ended March 31, 2010, 111,000 stock options with a weighted average exercise price of $5.21 per share were granted to certain key employees and directors. The Company estimates the fair value of each option award on the date of grant using a Black-Scholes valuation model. The weighted average grant date fair value of these options was $3.12 per share. These stock options generally have a vesting period of 4 years and a contractual life of 7 years.
As of March 31, 2010, there were 2.8 million options outstanding, compared with 2.9 million at March 31, 2009.
For the three months ended March 31, 2010, the Company recognized stock-based compensation expense of $1.0million compared to $0.5 million for the three months ended March 31, 2009.
For the three months ended March 31, 2010, 464,846 shares of restricted stock were granted. The Company estimates the compensation cost for restricted stock grants based upon the grant date fair value. Generally, these restricted stock grants have a three year vesting period. The aggregate grant date fair value for the restricted stock issued in the current period was $2.4 million.
There were approximately 1,009,962 and 818,334 restricted shares outstanding at March 31, 2010 and 2009, respectively. For the three months ended March 31, 2010, the Company recognized stock-based compensation of $1.2 million compared to $1.6 million for the three months ended March 31, 2009 related to the Company’s restricted stock plan.

14. SUBSEQUENT EVENTS
On April 29, the Company filed a Certificate of Amendment of the Amended and Restated Articles of Incorporation, with the Secretary of State of Nevada, which provides that the aggregate number of shares of the Company’s common stock which the Company shall have authority to issue is 200,000,000 shares. The Certificate of Amendment also eliminates the default supermajority voting provision.
On April 21, 2010, the Company entered into a stock purchase agreement in which the Company has agreed to sell its entire interest in Premier Trust, Inc. to an unrelated third party. The closing of the transaction, which is subject to customary conditions, is expected to occur in the second quarter of 2010.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This discussion is designed to provide insight into Management’s assessment of significant trends related to the Company’s consolidated financial condition, results of operations, liquidity, capital resources and interest rate sensitivity. This Form 10-Q should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 and unaudited interim consolidated financial statements and notes hereto and financial information appearing elsewhere in this report. Unless the context requires otherwise, the terms “Company,” “us,” “we,” and “our” refer to Western Alliance Bancorporation and its wholly-owned subsidiaries on a consolidated basis.
Forward-Looking Information
This report contains certain forward-looking statements, within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, which are intended to be covered by the safe harbor for “forward-looking statements” provided by the Private Securities Litigation Reform Act of 1995. These statements may include statements that expressly or implicitly predict future results, performance or events. Statements other than statements of historical fact are forward-looking statements. In addition, the words “anticipates,” “expects,” “believes,” “estimates” and “intends” or the negative of these terms or other comparable terminology constitute “forward-looking statements.” Forward-looking statements relate to expectations, beliefs, projections, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. Except as required by law, we disclaim any obligation to update any such forward-looking statements or to publicly announce the results of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.
Forward-looking statements contained in this Quarterly Report on Form 10-Q involve substantial risks and uncertainties, many of which are difficult to predict and are generally beyond the control of the Company and may cause our actual results to differ significantly from historical results and those expressed in any forward-looking statement. Risks and uncertainties include those set forth in our filings with the Securities and Exchange Commission and the following factors that could cause actual results to differ materially from those presented:
•	the decline in economic conditions and disruptions to the financial markets and economic conditions generally;

•	recent legislative and regulatory initiatives and the rules and regulations that might be promulgated thereunder;

•	the soundness of other financial institutions with which we do business;

•	our ability to raise capital, attract deposits and our ability to borrow from the FHLB and the Federal Reserve;

•	the effect of fair value accounting on the financial instruments that we hold;

•	the possibility of asset, including goodwill, write-downs;

•	defaults on our loan portfolio;

•	changes in management’s estimate of the adequacy of the allowance for credit losses;

•	our ability to recruit and retain qualified employees, especially seasoned relationship bankers;

•	inflation, interest rate, market and monetary fluctuations;

•	changes in gaming or tourism in Las Vegas, Nevada, our primary market area;

•	risks associated with the execution of our business strategy and related costs;

•	increased lending risks associated with our concentration of commercial real estate, construction and land development and commercial and industrial loans;

•	supervisory actions by regulatory agencies which limit our ability to pursue certain growth opportunities;

•	competitive pressures among financial institutions and businesses offering similar products and services;

•	the effects of interest rates and interest rate policy; and

•	other factors affecting the financial services industry generally or the banking industry in particular.
For additional information regarding risks that may cause our actual results to differ materially from any forward-looking statements, see “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009.
Financial Overview and Highlights
Western Alliance Bancorporation is a multi-bank holding company headquartered in Las Vegas, Nevada that provides full service banking, trust and investment advisory services and lending through its subsidiaries.
Net income for the Company of $0.4 million or ($0.03) loss per diluted share for the quarter ended March 31, 2010 compared to a net loss of $86.4 million or ($2.33) loss per diluted share for the first quarter of 2009.
The significant factors impacting earnings of the Company during the first quarter of 2010 were:

•	Total deposits increased to $5.19 billion at March 31, 2010 compared to $4.06 billion at March 31, 2009 including an increase in non-interest bearing deposits to $1.35 billion from $1.04 billion for the comparable first quarters.

•	The decline in rates paid on deposits contributed to improvement in the margin which increased to 4.17% and increased net interest income to $54.7 million for the first quarter of 2010 compared to $50.7 million for the first quarter of 2009.

•	The provision for credit losses increased to $28.7 million for the first quarter 2010 compared to $20.0 million for the first quarter of 2009, primarily due to a $4.1 million reserve build.

•	A slight decline in loans to $4.06 billion from $4.08 billion at December 31, 2009 and March 31, 2009, respectively.

•	A decrease in nonaccrual loans to $148.8 million at March 31, 2010 from $153.7 million at December 31, 2009.

•	Net increase in repossessed assets to $105.6 million at March 31, 2010 from $83.3 million at December 31, 2009.
The impact to the Company from these items, and others of both a positive and negative nature, will be discussed in more detail as they pertain to the Company’s overall comparative performance for the three months ended March 31, 2010 throughout the analysis sections of this report.
A summary of our results of operations and financial condition and select metrics is included in the following table:

Western Alliance Bancorporation and Subsidiaries
Summary Consolidated Financial Data
Unaudited

	At or For the Three Months
	Ended March 31,
	2010	2009	Change %
	(dollars in millions)
Selected Balance Sheet Data:

Total assets	$6,096.2	$5,267.3	15.7%
Gross loans, including net deferred fees	4,059.1	4,075.7	(0.4)
Securities	767.8	583.6	31.6
Federal funds sold and other	2.4	3.3	(27.3)
Deposits	5,190.1	4,061.5	27.8
Borrowings	20.0	370.8	(94.6)
Junior subordinated and subordinated debt	102.3	102.8	(0.5)
Stockholders’ equity	575.8	426.9	34.9

Selected Income Statement Data:

	(dollars in thousands)
Interest income	$68,734	$70,168	(2.0)%
Interest expense	14,016	19,438	(27.9)

Net interest income	54,718	50,730	7.9
Provision for credit losses	28,747	19,984	43.9

Net interest income (loss) after provision for credit losses	25,971	30,746	(15.5)
Non-interest income (loss)	14,629	(27,828)	(152.6)
Non-interest expense	40,843	91,036	(55.1)

Loss from continuing operations before income taxes	(243)	(88,118)	(99.7)
Income tax benefit	(1,562)	(3,044)	(48.7)

Income (loss) from continuing operations	1,319	(85,074)	(101.6)
Loss from discontinued operations net of tax benefit	(935)	(1,368)	(31.7)

Net income (loss)	$384	$(86,442)	(100.4)

Intangible asset amortization expense, net of tax	$590	$614	(4.0)

Western Alliance Bancorporation and Subsidiaries
Summary Consolidated Financial Data (Continued)
Unaudited

	At or For the Three Months
	Ended March 31,
	2010	2009	Change %
Common Share Data:
Basic net income (loss) per share	$(0.03)	$(2.33)	(98.8)%
Diluted net income (loss) per share	(0.03)	(2.33)	(98.8)
Book value per common share	6.12	7.73	(20.8)
Average shares outstanding (in thousands):
Basic	71,965	38,096	88.9
Diluted	71,965	38,096	88.9
Common shares outstanding	73,031	38,956	87.5

Selected Performance Ratios:
Return on average assets	0.03%	(6.65)%	(100.5)%
Return on average stockholders’ equity	0.27	(70.21)	(100.4)
Average equity to average assets	10.09	9.47	6.5
Net interest margin (1)	4.17	4.39	(5.0)
Net interest spread	3.84	3.98	(3.5)
Loan to deposit ratio	78.21	100.35	(22.1)

Selected Capital Ratios:
Tier 1 Leverage ratio	9.5	8.4	13.1
Tier 1 Risk Based Capital	12.0	9.4	27.7
Total Risk Based Capital	14.6	12.0	21.7

Selected Asset Quality Ratios:
Net charge-offs to average loans outstanding (annualized)	2.43%	1.72%	41.3%
Nonaccrual loans to gross loans	3.66	2.42	51.2
Nonaccrual loans and repossessed assets to total assets	4.17	2.17	92.2
Loans past due 90 days and still accruing to total loans	0.21	1.30	(83.8)
Allowance for loan losses to gross loans	2.78	1.89	47.1
Allowance for loan losses to nonaccrual loans	75.78	78.24	(3.1)

(1)	Net interest margin represents net interest income as a percentage of average interest-earning assets.
As a bank holding company, management focuses on key ratios in evaluating the Company’s financial condition and results of operations. In the current economic environment, key ratios regarding asset quality and efficiency are more informative as to the financial condition of the Company than those utilized in a more normal economic period such as return on equity and return on assets.
Asset Quality
For banks and bank holding companies, asset quality plays a significant role in the overall financial condition of the institution and results of operations. The Company measures asset quality in terms of nonaccrual loans as a percentage of gross loans, and net charge-offs as a percentage of average loans. Net charge-offs are calculated as the difference between charged-off loans and recovery payments received on previously charged-off loans. As of March 31, 2010, impaired loans, including nonaccrual loans, were $226.1 million compared to $196.6 million at March 31, 2009. Nonaccrual loans as a percentage of gross loans as of March 31, 2010 were 3.66% compared to 2.42% as of March 31, 2009. At March 31, 2010 and March 31, 2009, nonperforming assets were $304.6 million and $289.1 million, respectively, and were comprised of nonaccrual loans, loans past due 90 days or more and still accruing interest, restructured and impaired loans and foreclosed collateral. For the three months ended March 31, 2010, annualized net charge-offs as a percentage of average loans were 2.43% compared to 1.72% for the three months ended March 31, 2009.
Asset and Deposit Growth. The ability to originate loans and attract deposits is fundamental to our asset growth. Our assets and liabilities are comprised primarily of loans and deposits, respectively. Total assets at March 31, 2010 increased $829.0 million or 15.7%, to $6.10 billion from $5.27 billion at March 31, 2009. Gross loans declined slightly by $16.6 million or 0.4% as of March 31, 2010 from March 31, 2009. Total deposits increased $1.13 billion or 27.8%, to $5.19 billion at March 31, 2010 from $4.06 billion at March 31, 2009.
Critical Accounting Policies
Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and could potentially result in materially different results under different assumptions and conditions. We believe that the critical accounting policies upon which our financial condition and results of operation depend, and which involve the most complex subjective decisions or assessments, are included in the discussion entitled “Critical Accounting Policies” in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009, and all amendments thereto, as filed with the Securities and Exchange Commission. There are no material changes to the critical accounting policies disclosed in the Annual Report on Form 10-K.
Results of Operations
The following table sets forth a summary financial overview for the three months ended March 31, 2010 and 2009.

	Three Months Ended
	March 31,		Increase
	2010	2009	(Decrease)
	(in thousands, except per share amounts)
Consolidated Statement of Operations Data:
Interest income	$68,734	$70,168	$(1,434)
Interest expense	14,016	19,438	(5,422)

Net interest income	54,718	50,730	3,988
Provision for loan losses	28,747	19,984	8,763

Net interest (loss) income after provision for credit losses	25,971	30,746	(4,775)
Non-interest income	14,629	(27,828)	42,457
Non-interest expense	40,843	91,036	(50,193)

Net loss from continuing operations before income taxes	(243)	(88,118)	(87,875)
Income tax benefit	(1,562)	(3,044)	1,482

Income (loss) from continuing operatons	1,319	(85,074)	86,393
Loss from discontinued operations	(935)	(1,368)	433

Net income (loss)	$384	$(86,442)	$86,826

Net income (loss) available to common stockholders	$(2,082)	$(88,874)	$86,792

Earnings (loss) per share — basic	$(0.03)	$(2.33)	$2.30

Earnings (loss) per share — diluted	$(0.03)	$(2.33)	$2.30

The Company’s primary source of income is net interest income. Net interest income for the three months ended March 31, 2010 was $54.7 million, an increase of 7.9% compared to the first three months of 2009. The increase was from decreased funding costs primarily decreased interest expense on deposits of $3.6 million.
Net Interest Margin
The net interest margin is reported on a fully tax equivalent (“FTE”) basis. A tax equivalent adjustment is added to reflect interest earned on certain municipal securities and loans that are exempt from Federal income tax. The following table sets forth the average balances and interest income on a fully tax equivalent basis and tax expense for the periods indicated:

	Three Months Ended March 31,
	2010			2009
	(dollars in thousands)
			Average
	Average		Yield/Cost	Average		Average
	Balance	Interest	(6)	Balance	Interest	Yield/Cost (6)
Earning Assets
Securities:
Taxable	$770,207	$5,807	3.06%	$501,861	$6,243	5.04%
Tax-exempt (1)	53,250	287	4.04%	77,359	649	5.50%

Total securities	823,457	6,094	3.12%	579,220	6,892	5.11%
Federal funds sold & other	32,644	80	0.99%	12,150	23	0.77%
Loans (1) (2) (3)	4,053,520	62,350	6.24%	4,088,223	63,253	6.27%
Short term investments	389,823	183	0.19%	—	—	0.00%
Investment in restricted stock	41,378	27	0.26%	41,036	—	0.00%

Total earnings assets	5,340,822	68,734	5.24%	4,720,629	70,168	6.06%
Non-Earning Assets
Cash and due from banks	98,189			153,533
Allowance for loan losses	(117,680)			(77,354)
Bank owned life insurance	92,761			90,770
Other assets	400,542			383,741

Total assets	$5,814,634			$5,271,319

Interest-Bearing Liabilities
Sources of Funds
Interest-bearing deposits:
Interest checking	449,972	783	0.71%	248,314	701	1.14%
Savings and money market	1,784,206	4,676	1.06%	1,458,951	7,113	1.98%
Time deposits	1,482,604	6,620	1.81%	1,108,293	7,836	2.87%

Total interest-bearing deposits	3,716,782	12,079	1.32%	2,815,558	15,650	2.25%
Short-term borrowings	226,254	733	1.31%	799,743	1,800	0.91%
Long-term debt	3,218	—	0.00%	70,976	725	4.14%
Junior sub. & subordinated debt	102,437	1,204	4.77%	103,036	1,263	4.97%

Total interest-bearing liabilities	4,048,691	14,016	1.40%	3,789,313	19,438	2.08%
Noninterest-Bearing Liabilities
Noninterest-bearing demand deposits	1,150,210			954,839
Other liabilities	28,826			27,837
Stockholders’ equity	586,907			499,330

Total liabilities and stockholders’	$5,814,634			$5,271,319

Net interest income and margin (4)		$54,718	4.17%		$50,730	4.39%

Net interest spread (5)			3.84%			3.98%

(1)	Yields on loans and securities have been adjusted to a tax equivalent basis. Interest income has not been adjusted to a tax equivalent basis. The tax-equivalent adjustments for March 31, 2010 and 2009 were $244 and $400, respectively.

(2)	Net loan fees of $1.1 million and $1.3 million are included in the yield computation for March 31, 2010 and 2009, respectively.

(3)	Includes nonaccrual loans.

(4)	Net interest margin is computed by dividing net interest income by total average earning assets.

(5)	Net interest spread represents average yield earned on interest-earning assets less the average rate paid on interest-bearing liabilities.

(6)	Annualized.

The table below sets forth the relative impact on net interest income of changes in the volume of earning assets and interest-bearing liabilities and changes in rates earned and paid by us on such assets and liabilities. For purposes of this table, nonaccrual loans have been included in the average loan balances.

	Three Months Ended March 31,
	2010 compared to 2009
	Increase (Decrease)
	Due to Changes in (1)(2)
	Volume	Rate	Total
	(in thousands)
Interest on securities:
Taxable	$2,070	$(2,506)	$(436)
Tax-exempt	(246)	(116)	(362)
Federal funds sold	51	6	57
Loans	(546)	(357)	(903)
Short term investments	187	(4)	183
Restricted stock	—	27	27

Total interest income	1,516	(2,950)	(1,434)

Interest expense:
Interest checking	361	(279)	82
Savings and money market	869	(3,306)	(2,437)
Time deposits	1,708	(2,924)	(1,216)
Short-term borrowings	(1,894)	827	(1,067)
Long-term debt	—	(725)	(725)
Junior subordinated debt	(7)	(52)	(59)

Total interest expense	1,037	(6,459)	(5,422)

Net increase (decrease)	$479	$3,509	$3,988

(1)	Changes due to both volume and rate have been allocated to volume changes.

(2)	Changes due to mark-to-market gains/losses under ASC 825 have been allocated to volume changes.
The 7.9% increase in net interest income for the three months ended March 31, 2010 compared to March 31, 2009, was mostly attributable to decreased interest expense driven by declines in rates paid on interest bearing liabilities partially offset by a decrease in interest income of $1.4 million, also driven by declined rates received on interest earning assets.
The cost of our average interest-bearing liabilities decreased to 1.40% from 2.08% for the three months ended March 31, 2010.
Provision for Credit Losses
The provision for credit losses in each period is reflected as a charge against earnings in that period. The provision is equal to the amount required to maintain the allowance for credit losses at a level that is adequate to absorb probable credit losses inherent in the loan portfolio. The provision for credit losses was $28.7 million for the three months ended March 31, 2010 compared with $20.0 million for the same period in 2009. Factors that impact the provision for credit losses are net charge-offs or recoveries, changes in the size and mix of the loan portfolio, the recognition of changes in current risk factors and specific reserves on impaired loans.
Non-interest Income (Loss)
The Company earned non-interest income (loss) primarily though fees related to trust and advisory services, services provided to loan and deposit customers, bank owned life insurance, investment securities gains and impairment charges, mark to market gains and other.
The following table presents a summary of non-interest income (loss) for the periods presented:

	Three Months Ended
	March 31,		Increase
	2010	2009	(Decrease)
		(in thousands)
Securities impairment charges	$(103)	$(40,452)	$40,349
Portion of impairment charges recognized in other comprehensive loss (before taxes)	—	2,047	(2,047)

Net securities impairment charges recognized in earnings	(103)	(38,405)	38,302
Derivative gains (losses)	(67)	(63)	(4)
Unrealized gain (loss) on assets and liabilities measured at fair value, net	301	4,071	(3,770)
Net gain on sale of investment securities	8,218	7	8,211
Trust and investment advisory services	1,213	2,237	(1,024)
Service charges	2,197	1,682	515
Operating lease income	964	1,003	(39)
Income from bank owned life insurance	719	514	205
Miscellaneous noninterest income	1,187	1,126	61

Total noninterest income (loss)	$14,629	$(27,828)	$42,457

The $42.5 million positive change in non-interest income was mostly the result of decreased securities impairment charges and increased gains on sales of investment securities in the first quarter of 2010 compared to 2009. These positive changes were partially offset by declines in mark to market gains and trust and advisory service fees. Trust and advisory service fees declined due to the majority ownership sale of Miller/Russell and Associates at the end of 2009.
Noninterest Expense
The following table presents a summary of non-interest expenses for the periods indicated:

	Three Months Ended
	March 31,		Increase
	2010	2009	(Decrease)
		(in thousands)
Salaries and employee benefits	$21,440	$23,619	$(2,179)
Occupancy	4,787	5,220	(433)
(Gains) losses on repossessed assets and bank premises, net	(1,014)	4,936	(5,950)
Repossessed assets and loan expenses	2,364	1,077	1,287
Customer service	1,065	1,017	48
Insurance	3,492	1,647	1,845
Legal, professional and director fees	1,868	1,364	504
Data processing	791	1,137	(346)
Intangible amortization	907	945	(38)
Operating lease depreciation	689	919	(230)
Advertising, public relations and business development	1,156	1,211	(55)
Travel and automobile	253	313	(60)
Telephone	456	462	(6)
Audits and exams	633	466	167
Correspondent banking service charges and wire transfer costs	351	400	(49)
Supplies	303	446	(143)
Goodwill impairment charge	—	45,000	(45,000)
Other	1,302	857	445

Total noninterest expense	$40,843	$91,036	$(50,193)

Non-interest expense decreased $50.2 million for the three months ended March 31, 2010 compared to the same period in 2009. This decrease is primarily the result of a $45 million non-cash goodwill impairment charge taken in the first quarter of 2009. A net decrease in salaries and benefits of $2.2 million and losses on repossessed assets and bank premises of $6.0 million also contributed to this decline. Partially offsetting this decline were increased insurance costs of $1.8 million primarily increased FDIC depository insurance assessments and increased loan and repossessed asset expense of $1.3 million. Repossessed asset costs have increased due to the increase in our balance of foreclosed assets.
Income Taxes
The significant increase in the tax benefit recognized in the current reporting period was primarily due to a $1.0 million decrease in the deferred tax asset valuation allowance related to capital gains of previously impaired ARPS securities. For the period ended March 31, 2009, the decrease in the effective tax rate was primarily due to a nondeductible goodwill impairment charge of $15.8 million and a deferred tax asset valuation allowance on ARPS impaired securities of $12.5 million.
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
Although realization is not assured, the Company believes that the realization of the recognized net deferred tax asset of $68.6 million at March 31, 2010 is more likely than not based on expectations as to future taxable income and based on available tax planning strategies as defined in ASC 740 that could be implemented if necessary to prevent a carryforward from expiring.
The most significant source of these timing differences is the credit loss reserve build which accounts for substantially all of the net deferred tax asset. In general, the Company will need to generate approximately $190 million of taxable income during the respective carryforward periods to fully realize its deferred tax assets.
As a result of the recent losses, the Company is in a three-year cumulative pretax loss position at March 31, 2010. A cumulative loss position is considered significant negative evidence in assessing the realizability of a deferred tax asset. The Company has concluded that there is sufficient positive evidence to overcome this negative evidence. This positive evidence includes Company forecasts, exclusive of tax planning strategies that show realization of deferred tax assets by December 31, 2013 based on current projections, or by December 13, 2014 under stressed conditions. In addition, the Company has evaluated tax planning strategies, including potential sales of businesses and assets in which it could realize the excess of appreciated value over the tax basis of its assets. The amount of deferred tax assets considered realizable, however, could be significantly reduced in the near term if estimates of future taxable income during the carryforward period are significantly lower than forecasted due to deterioration in market conditions.
Based on the above discussion, the net operating loss carryforward of 20 years provides sufficient time to utilize deferred federal and state tax assets pertaining to the existing net operating loss carryforwards and any NOL that would be created by the reversal of the future net deductions that have not yet been taken on a tax return.
Discontinued Operations
In the first quarter of 2010, the Company decided to sell its credit card segment, PartnersFirst and has presented certain activities as discontinued operations. During the three months ended March 31, 2010, the Company transferred certain assets totaling $0.5 million to held-for-sale and reported a portion of its operations as discontinued. At March 31, 2010, the Company had $48 million of outstanding credit card loans which will have continuing cash flows related to the collection of these loans. These credit card loans are included in loans held for investment as of March 31, 2010 and December 31, 2009.
The following table summarizes the operating results of the discontinued operations for the periods indicated:

	Three Months Ended
	March 31,
	2010	2009
	(In thousands)

Affinity card revenue	$491	$295
Non-interest expenses	(2,103)	(2,396)

Loss before income taxes	(1,612)	(2,101)
Income tax benefit	(677)	(733)

Net loss	$(935)	$(1,368)

Business Segment Results
Our Nevada banking operations, which are comprised of Bank of Nevada and First Independent Bank of Nevada, reported that loans declined $68 million during the first quarter of 2010 to $2.38 billion at March 31, 2010. Deposits increased $81.6 million to $2.74 billion since December 31, 2009. Net loss for the Nevada banks was $2.7 million during the first quarter 2010, compared with a net loss of $64.1 million during the first quarter 2009, which included a $45.0 million goodwill impairment charge.
Our California banking operations, which are comprised of Torrey Pines Bank and Alta Alliance Bank, reported that loans increased $60 million during the first quarter 2010 to $935 million. Deposits increased $133.8 million to $1.22 billion for the first quarter of 2010. Net income for the California banks was $0.5 million during the first quarter 2010 compared with a net loss of $5.5 million during the first quarter 2009.

Our Arizona banking operation, consists of Alliance Bank of Arizona, reported loan growth of $37 million during the first quarter 2010 to $783 million. Deposits increased $252.6 million to $1.24 billion during the first quarter 2010 from December 31, 2009. Net income for our Arizona bank was $0.8 million during the first quarter 2010 compared with a net loss of $4.0 million during the first quarter 2009.
Our Asset Management business line, which includes Shine Investments Advisory Services and Premier Trust, had assets under management of $872 million at March 31, 2010, compared to $865 million at December 31, 2009, excluding Miller/Russell and Associates, which was divested on December 31, 2009. Net income for the Asset Management segment for the quarter ended March 31, 2010 was $0.1 million, compared with net income of $35,000 during the first quarter 2009, excluding Miller/Russell and Associates.
Balance Sheet Analysis
Total Assets
Total assets increased $343.0 million or 5.96% at March 31, 2010 from December 31, 2009 to $6.10 billion. The majority of this increase was in cash and liquid assets of $433.2 million, offset by decreases in money market and securities investments of $83.6 million.
Loans
Total loans decreased slightly to $4.06 billion at March 31, 2010. The majority of the decrease was construction and land development of $66.3 million and commercial and industrial of $52.6 million offset by growth in commercial real estate of $87.6 million. Our overall marginal decrease in loans from December 31, 2009 to March 31, 2010 is a result of paydowns on existing loans, enhanced underwriting standards on new loans, and an continued elevation in net charge offs during the first quarter of 2010. The Company is focused on pursuing quality lending opportunities and other loan portfolio strategies.
The following table shows the amounts of loans outstanding by type of loan at the end of each of the periods indicated.

	March 31,	December 31,
	2010	2009
	(in thousands)
Construction and land development	$556,871	$623,198
Commercial real estate — owner occupied	1,209,279	1,091,363
Commercial real estate — non-owner occupied	902,951	933,261
Residential real estate	560,153	568,319
Commercial and industrial	632,448	685,089
Commercial leases	125,513	117,104
Consumer	77,571	80,300
Deferred fees and unearned income net	(5,669)	(18,995)

	4,059,117	4,079,639
Allowance for credit losses	(112,724)	(108,623)

Total loans, net	$3,946,393	$3,971,016

Concentrations of Lending Activities
The Company’s lending activities are primarily driven by the customers served in the market areas where the Company has branch offices in the States of Nevada, California and Arizona. The Company monitors concentrations within five broad categories: geography, industry, product, call code, and collateral. The Company grants commercial, construction, real estate and consumer loans to customers through branch offices located in the Company’s primary markets. The Company’s business is concentrated in these areas and the loan portfolio includes significant credit exposure to the commercial real estate market of these areas. As of March 31, 2010 and December 31, 2009, commercial real estate related loans accounted for approximately 66% and 65% of total loans, respectively, and approximately 4% and 5% of commercial real estate loans, respectively, are secured by undeveloped land. Substantially all of these loans are secured by first liens with an initial loan to value ratio of generally not more than 75%. Approximately 57% and 54% of these commercial real estate loans were owner occupied at March 31, 2010 and December 31, 2009, respectively. In addition, approximately 4% of total loans were unsecured as of March 31, 2010 and December 31, 2009, respectively
Nonperforming Assets
Nonperforming assets include loans past due 90 days or more and still accruing interest, nonaccrual loans, restructured loans, and foreclosed collateral. Loans are generally placed on nonaccrual status when it is determined that recognition of interest is doubtful due to the borrower’s financial condition and collection efforts. Restructured loans have modified terms to reduce either principal or interest due to deterioration in the borrower’s financial condition. Foreclosed collateral or other repossessed assets result from loans where we have received physical possession of the borrower’s assets.
The following table summarizes nonperforming assets:

	March 31,	December 31,
	2010	2009
	(in thousands)
Nonaccrual loans	$148,760	$153,702
Loans past due 90 days or more on accrual status	8,437	5,538
Troubled debt restructured loans (accruing)	41,778	46,480

Total nonperforming loans	198,975	205,719
Foreclosed collateral	105,637	83,347

Total nonperforming assets	$304,612	$289,066

The following table summarizes the loans for which the accrual of interest has been discontinued, loans past due 90 days or more and still accruing interest, restructured loans, and other impaired loans:

	March 31,	December 31,
	2010	2009
	(dollars in thousands)
Total nonaccrual loans	$148,760	$153,702
Loans past due 90 days or more and still accruing	8,437	5,538

Total nonperforming loans	157,197	159,240
Restructured loans	41,778	46,480
Other impaired loans	27,132	27,752

Total impaired loans	$226,107	$233,472

Other repossessed assets	$105,637	$83,347
Nonaccrual loans to gross loans	3.66%	3.77%
Loans past due 90 days or more and still accruing to total loans	0.21	0.14
For the three months ended March 31, 2010 and 2009, interest income received on nonaccrual loans totaled $0.8 million and $0.2 million, respectively. Interest income that would have been recorded under the original terms of the nonaccrual loans during the period was $0.7 million and $2.1 million for the three months ended March 31, 2010 and 2009, respectively.
The composite of nonaccrual loans were as follows as of the dates indicated:

	At March 31, 2010			At December 31, 2009
	Nonaccrual		Percent of	Nonaccrual		Percent of
	Balance	%	Total Loans	Balance	%	Total Loans
			(dollars in thousands)
Construction and land development	$55,601	37.37%	1.37%	$64,079	41.69%	1.57%
Residential real estate	35,242	23.69%	0.87%	30,000	19.52%	0.73%
Commercial real estate	47,239	31.76%	1.16%	42,253	27.49%	1.04%
Commercial and industrial	10,252	6.89%	0.25%	17,134	11.15%	0.42%
Consumer	426	0.29%	0.01%	236	0.15%	0.01%

Total nonaccrual loans	$148,760	100.00%	3.66%	$153,702	100.00%	3.77%

At March 31, 2010 and December 31, 2009, nonaccrual loans totaled $148.8 million and $153.7 million, respectively. Nonaccrual loans at March 31, 2010 consisted of 244 loans with the highest single customer loan balance of $7.1 million. The increase in total nonaccrual loans is primarily due to the overall decline in our local markets related to the challenging economic environment.
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
As of March 31, 2010 and December 31, 2009 the aggregate total amount of loans classified as impaired was $226.1 million and $233.5 million, respectively. The total specific allowance for loan losses related to these loans was $19.3 million and $13.4 million for March 31, 2010 and December 31, 2009, respectively. As of March 31, 2010 and December 31, 2009, we had $41.8 million and $46.5 million, respectively, in loans classified as restructured loans as defined by ASC 310. The slight decrease in total impaired loans and restructured loans was primarily due to the migration of loans to charge-off or repossessed assets.
The breakdown of total impaired loans and the related specific reserves is as follows:

	At March 31, 2010
	Impaired		Percent of	Reserve		Percent of
	Balance	%	Total Loans	Balance	%	Total Allowance
	(dollars in thousands)
Construction and land development	$77,795	34.41%	1.92%	$5,839	30.29%	5.18%
Residential real estate	44,003	19.46%	1.08%	5,796	30.06%	5.14%
Commercial real estate	91,892	40.64%	2.26%	5,137	26.64%	4.56%
Commercial and industrial	11,806	5.22%	0.29%	2,475	12.84%	2.20%
Consumer	611	0.27%	0.02%	33	0.17%	0.03%

Total impaired loans	$226,107	100.00%	5.57%	$19,280	100.00%	17.11%

Allowance for credit losses
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
The following table summarizes the activity in our allowance for credit losses for the periods indicated.

	Three Months Ended
	March 31,
	2010	2009
	(dollars in thousands)
Allowance for credit losses:
Balance at beginning of period	$108,623	$74,827
Provisions charged to operating expenses	28,747	19,984
Recoveries of loans previously charged-off:
Construction and land development	409	—
Commercial real estate	22	—
Residential real estate	231	51
Commercial and industrial	1,238	370
Consumer	67	29

Total recoveries	1,967	450
Loans charged-off:
Construction and land development	8,638	1,850
Commercial real estate	5,884	1,117
Residential real estate	5,855	6,127
Commercial and industrial	4,757	7,965
Consumer	1,479	1,018

Total charged-off	26,613	18,077
Net charge-offs	24,646	17,627

Balance at end of period	$112,724	$77,184

Net charge-offs to average loans outstanding (annualized)	2.43%	1.72%
Allowance for credit losses to gross loans	2.78%	1.89%
Net charge-offs totaled $24.6 million and $17.6 million for the three months ended March 31, 2010 and March 31, 2009, respectively. The provision for credit losses was $28.7 million for the first quarter of 2010 compared to $20.0 million for the same periods in 2009. The increase in the provision for credit losses is driven by increased loan charge-offs, general reserve increases due to current market conditions and specific reserves on impaired loans.
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

	Allowance for Credit Losses at March 31, 2010
	(dollars in thousands)
		% of Total	% of Loans in
		Allowance For	Each Category
	Amount	Loan Losses	to Gross Loans
Construction and land development	$30,110	26.71%	13.70%
Commercial real estate	20,449	18.14%	51.96%
Residential real estate	24,896	22.09%	13.78%
Commercial and industrial	31,885	28.29%	18.65%
Consumer	5,384	4.77%	1.91%

Total	$112,724	100.00%	100.00%

Potential Problem Loans
The Company classifies loans consistent with federal banking regulations using a nine category grading system. These loan grades are described in further detail in the Company’s Annual Report on Form 10-K for 2009, “Item 1 Business.” The following table presents information regarding potential problem loans, consisting of loans graded watch, substandard and doubtful, but still performing as of the dates indicated. The loans in the following table are not considered impaired under ASC 310.

	At March 31, 2010
	# of	Loan		Percent of
	Loans	Balance	%	Total Loans
		(dollars in thousands)
Construction and land development	75	$87,541	22.99%	2.16%
Commercial real estate	164	184,253	48.40%	4.54%
Residential real estate	116	46,223	12.14%	1.14%
Commercial and industrial	301	60,872	15.99%	1.50%
Consumer	31	1,814	0.48%	0.04%

Total potential problem loans	687	$380,703	100.00%	9.38%

Our potential problem loans consisted of 687 loans and totaled approximately $380.7 million at March 31, 2010. These loans are primarily secured by real estate.
Investments
Investment securities are classified as either held-to-maturity, available-for-sale, or measured at fair value based upon various factors, including asset/liability management strategies, liquidity and profitability objectives, and regulatory requirements. Held-to-maturity securities are carried at amortized cost, adjusted for amortization of premiums or accretion of discounts. Available-for-sale securities are securities that may be sold prior to maturity based upon asset/liability management decisions. Securities identified as available-for-sale are carried at fair value. Unrealized gains or losses on available-for-sale securities are recorded as accumulated other comprehensive income in stockholders’ equity. Amortization of premiums or accretion of discounts on mortgage-backed securities is periodically adjusted for estimated prepayments. Securities measured at fair value are reported at fair value, with unrealized gains and losses included in current earnings.
The carrying value of investment securities at March 31, 2010 and December 31, 2009 was as follows:

	At March 31,	At December 31,
	2010	2009
	(in thousands)
U.S. Treasury notes	19,063	—
U.S. Government-sponsored agency debt securities	111,507	2,479
Ginnie Mae, Freddie Mac, and Fannie Mae residential mortgage-backed securities	501,183	655,073
Private label residential mortgage-backed securities	12,599	18,175
Municipal obligations	3,723	5,380
Adjustable rate preferred stock	15,038	18,296
Collateralized debt obligations	919	918
Trust preferred securities	23,778	22,050
FDIC guaranteed corporate bonds	61,562	71,190
Other	18,453	17,189

Total investment securities	$767,825	$810,750

Gross unrealized losses at March 31, 2010 are primarily caused by interest rate fluctuations, credit spread widening and reduced liquidity in applicable markets. The Company has reviewed securities on which there is an unrealized loss in accordance with its accounting policy for other than temporary impairment (“OTTI”) as described in Note 4, Investment Securities, and recorded impairment charges totaling $0.1 million and $38.4 million for the three months ended March 31, 2010 and 2009, respectively. For the first quarter of 2010 this impairment relates to the collateralized debt obligations. For the first quarter of 2009, the impairment charges include $36.4 million related to impairment losses in the Company’s adjustable rate preferred stock (“ARPS”) and $2.0 million related to the Company’s collateralized mortgage obligation (“CMO”) portfolio.

The Company does not consider any other securities to be other-than-temporarily impaired as of March 31, 2010 and December 31, 2009. However, without recovery in the near term such that liquidity returns to the applicable markets and spreads return to levels that reflect underlying credit characteristics, additional OTTI may occur in future periods.
Goodwill
Goodwill is created when a Company acquires a business. When a business is acquired, the purchased assets and liabilities are recorded at fair value and intangible assets are identified. Excess consideration paid to acquire a business over the fair value of the net assets is recorded as goodwill. The Company’s annual goodwill impairment testing date is October 1.
During the first quarter 2009, as a result of the significant decline in the Company’s stock price and depressed economic conditions among financial institutions in general, the Company determined that it was necessary to perform an interim test for goodwill impairment. As a result of the March 31, 2009 goodwill impairment test, the Company determined that the Bank of Nevada reporting unit was impaired by $45.0 million. The Company determined that there was no triggering event or other factor to indicate an interim test of goodwill impairment for the first quarter of 2010 was necessary.
The goodwill impairment charges had no effect on the Company’s cash balances or liquidity. In addition, because goodwill is not included in the calculation of regulatory capital, the Company’s regulatory ratios were not affected by this non-cash expense. No assurance can be given that goodwill will not be further impaired in future periods.
Deposits
Deposits have been the primary source for funding the Company’s asset growth. At March 31, 2010, total deposits were $5.19 billion, compared to $4.72 billion at December 31, 2009. The deposit growth of $468.0 million or 9.9% was primarily driven by increased non-interest bearing deposits of $191.7 million or 16.6%. Interest bearing deposits increased by $276.3 million or 7.7% primarily driven by increased NOW account deposits of $147.5 million.
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
The following table provides the average balances and weighted average rates paid on deposits for the three months ended March 31, 2010.

	Three Months Ended
	March 31, 2010
	Average Balance/Rate
	(dollars in thousands)

Interest checking (NOW)	$449,972	0.71%
Savings and money market	1,784,206	1.06
Time	1,482,604	1.81

Total interest-bearing deposits	3,716,782	1.32
Non-interest bearing demand deposits	1,150,210	—

Total deposits	$4,866,992	0.98%

Customer repurchase agreements declined $54.2 million from December 31, 2009 to March 31, 2010 due primarily to the transfer of customer funds to other products offered by our banks.
Other Assets Acquired Through Foreclosure
The following table presents the changes in other assets acquired through foreclosure:

	Three Months Ended
	March 31,
	2010	2009
	(in thousands)
Balance, beginning of period	$83,347	$14,545
Additions	32,953	9,063
Dispositions	(9,891)	(2,769)
Valuation adjustments in the period	771	(4,384)

Balance, end of period	$105,637	$16,455

Other assets acquired through foreclosure consist primarily of properties acquired as a result of, or in-lieu-of, foreclosure. Properties or other assets (primarily repossessed assets formerly leased) are classified as other real estate owned and other repossessed property and are reported at the lower of carrying value or fair value, less estimated costs to sell the property. Costs relating to the development or improvement of the assets are capitalized and costs relating to holding the assets are charged to expense. For the three months ended March 31, 2010, the Company recorded a net gain on repossessed asset sales and valuation adjustments of $1.0 million compared to a net loss of $4.9 million for the comparable period 2009. The gain in the current period primarily relates to $0.5 million net gains on sales of other repossessed assets and $0.5 million net gain from both positive and negative valuation adjustments on OREO and other repossessed assets. When significant adjustments were based on unobservable inputs, such as when a current appraised value is not available or management determines the fair value of the collateral is further impaired below appraised value and there is no observable market price, the resulting fair value measurement has been categorized as a Level 3 measurement. At March 31, 2010 and March 31, 2009, the majority of these repossessed assets were located in Nevada.
Liquidity
The ability to have readily available funds sufficient to repay fully maturing liabilities is of primary importance to depositors, creditors and regulators. Our liquidity, represented by cash and amounts due from banks, federal funds sold, money market investments and available-for-sale securities, is a result of our operating, investing and financing activities and related cash flows. In order to ensure funds are available when necessary, on at least a quarterly basis, we project the amount of funds that will be required over the subsequent 180 days, and we strive to maintain relationships with a diversified customer base. As of March 31, 2010, the Company’s cash and cash equivalents balance was $830.0 million, money market investment was $13.3 million and unencumbered investment securities balance was $393.9 million, all representing 20.3% of total assets.
Liquidity requirements can also be met through short-term borrowings. As of March 31, 2010, we had unused borrowing lines at correspondent banks totaling $64.0 million, $53.0 million on an unsecured basis and $11.0 million secured. In addition, loans and available-for-sale securities pledged to the FHLB provided for $716.8 million in secured borrowing capacity of which only $20.1 million was being utilized as of March 31, 2010. Loans and securities pledged to the FRB discount window provided for $437.3 million in borrowing capacity with no outstanding borrowings from the FRB as of March 31, 2010. Overall, as of March 31, 2010, we had total secured remaining borrowing capacity of $1,145.0 million.
Core deposits may increase our need for liquidity as certificates of deposit mature or are withdrawn before maturity and as non-maturity deposits, such as checking and savings account balances, are withdrawn. Additionally, we are exposed to the risk that customers with large deposit balances will withdraw all or a portion of such deposits, due in part to the FDIC limitations on the amount of insurance coverage provided to depositors. To mitigate the uninsured deposit risk, we utilize the Certificate of Deposit Account Registry Service (CDARS) program, which allows customers to invest up to $50 million in certificates of deposit through one participating financial institution, with the entire amount being covered by FDIC insurance. As of March 31, 2010, we had $360.9 million of CDARS deposits.

As of March 31, 2010, we had $20.0 million of wholesale brokered deposits outstanding. Brokered deposits are generally considered to be deposits that have been received by us from a registered broker that is acting on behalf of that broker’s customer. We do not anticipate using brokered deposits as a significant liquidity source in the near future.
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
Quantitative measures established by regulation to ensure capital adequacy require the Company and the Banks to maintain minimum amounts and ratios of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of March 31, 2010, that the Company and the Banks meet all capital adequacy requirements to which they are subject.
As of March 31, 2010, the Company and each of its subsidiaries met the minimum capital ratio requirements necessary to be classified as well-capitalized, as defined by the banking agencies. To be categorized as well-capitalized, the Banks must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the table below. In addition to the minimal capital ratios noted below, in accordance with a consent order issued by the FDIC on November 13, 2009 (the “Consent Order”), Torrey Pines Bank has adopted a plan to maintain a minimum Tier 1 ratio of 8%.
The actual capital amounts and ratios for the Company as of March 31 are presented in the following table:

			Adequately-		Minimum For
			Capitalized		Well-Capitalized
	Actual		Requirements		Requirements
	($ in thousands)
As of March 31, 2010	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total Capital (to Risk Weighted Assets)	665,764	14.6%	365,895	8.0%	457,369	10.0%
Tier I Capital (to Risk Weighted Assets)	547,907	12.0	182,026	4.0	273,039	6.0
Leverage ratio (to Average Assets)	547,907	9.5	229,965	4.0	287,456	5.0

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
The following table shows our projected change in economic value of equity for this set of rate shocks at March 31, 2010.
Economic Value of Equity

	Interest Rate Scenario (change in basis points)
	Down 200	Down 100	Base	UP 100	UP 200	Up 300

Present Value (000’s)
Assets	$6,208,929	$6,138,514	$6,067,790	$5,993,940	$5,928,665	$5,865,948
Liabilities	$5,528,980	$5,479,516	$5,427,236	$5,375,309	$5,325,643	$5,279,520
Net Present Value	$679,949	$658,998	$640,554	$618,631	$603,022	$586,428
% Change	6.15%	2.88%		-3.42%	-5.86%	-8.45%
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
Net Interest Income Simulation. In order to measure interest rate risk at March 31, 2010, we used a simulation model to project changes in net interest income that result from forecasted changes in interest rates. This analysis calculates the difference between net interest income forecasted using an immediate increase and decrease in interest rates and a net interest income forecast using a flat market interest rate environment derived from spot yield curves typically used to price our assets and liabilities. The income simulation model includes various assumptions regarding the re-pricing relationships for each of our products. Many of our assets are floating rate loans, which are assumed to re-price immediately, and proportional to the change in market rates, depending on their contracted index. Some loans and investments include the opportunity of prepayment (embedded options), and accordingly the simulation model uses estimated market speeds to derive prepayments and reinvests proceeds at modeled yields. Our non-term deposit products re-price more slowly, usually changing less than the change in market rates and at our discretion.
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
This simulation model assesses the changes in net interest income that would occur in response to an instantaneous and sustained increase or decrease (shock) in market interest rates of + or – 100, 200, or 300 basis points. At March 31, 2010, our net interest margin exposure related to these hypothetical changes in market interest rates was within the current guidelines established by us.
Sensitivity of Net Interest Income

	Interest Rate Scenario (change in basis points)
(in 000’s)	Down 200	Down 100	Flat	UP 100	UP 200	Up 300

Interest Income	$262,489	$268,246	$276,203	$287,748	$301,498	$317,519
Interest Expense	$29,287	$33,891	$50,033	$69,087	$90,077	$110,205
Net Interest Income	$233,202	$234,355	$226,170	$218,661	$211,421	$207,314
% Change	3.11%	3.62%		-3.32%	-6.52%	-8.34%
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
Changes in Internal Control over Financial Reporting
There have not been any changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2010, which have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Part II. Other Information
Item 1. Legal Proceedings

There are no material pending legal proceedings, other than ordinary routine litigation incidental to its business, to which the Company or any of its subsidiaries is a party or of which any of their property is the subject. See “Item 1. Business — Supervision and Regulation” in our Annual Report on Form 10-K for the year ended December 31, 2008 for additional information. From time to time, the Company is involved in a variety of litigation matters in the ordinary course of business and anticipates that it will become involved in new litigation matters in the future.
As previously disclosed in our Annual Report on Form 10-K, certain of the Company’s banking subsidiaries, including Bank of Nevada, have been or, based on recently completed examinations, are expected to be placed under informal supervisory oversight by banking regulators in the form of a memoranda of understanding. The oversight has or is expected to require enhanced supervision by the Board of Directors of each affected bank, and the submission of written plans addressing such matters as asset quality, credit underwriting and administration, and loan concentrations, as well as the formulation and adoption of comprehensive strategic plans. In certain cases, the affected bank may be required to maintain higher levels of Tier 1 capital than otherwise would be required to be considered well-capitalized under federal capital guidelines. In addition, the affected banks are required to provide regulators with prior notice of certain management and director changes, and, in certain cases, to obtain their non-objection before engaging in any transaction that would materially change its balance sheet composition. The Company believes each affected bank is in full compliance with the requirements of the applicable memorandum of understanding.
Following its most recent compliance examination of the Company’s Torrey Pines Bank subsidiary, the FDIC advised the bank that it believes that the bank’s PartnersFirst credit card division’s underwriting practices violate the Equal Credit Opportunity Act (“ECOA”) and, as solely a consequence of this finding, assigned the bank a “needs to improve” rating under the Community Reinvestment Act (“CRA”). The bank strongly contests the FDIC’s allegations, but has nonetheless modified PartnersFirst’s underwriting procedures to address the FDIC’s concerns. The FDIC further claims that the alleged ECOA violation was the result of weaknesses in the bank’s governance and management practices. As previously disclosed in our Annual Report on Form 10-K, to address these alleged weaknesses, the Federal Deposit Insurance Corporation (“FDIC”) and the bank entered into a Consent Order in November of 2009 with respect to the Company’s subsidiary, pursuant to which the bank agreed to maintain its Tier 1 capital at no less than 8 percent of the bank’s total assets for the duration of the Order, and to enhance a variety of its policies, procedures and processes regarding management and board oversight, holding company and affiliate transactions, compliance programs with training, monitoring and audit procedures, and risk management. Based on the results of a recent visitation by the FDIC, the Company believes Torrey Pines Bank is in full compliance with the requirements set forth in the Consent Order.
Item 1A. Risk Factors
See the discussion of our risk factors and regulatory matters in the Annual Report on Form 10-K for the year ended December 31, 2009, as filed with the SEC.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a) There were no unregistered sales of equity securities during the period covered by this report.
(b) None
(c) None.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Removed and Reserved
Item 5. Other Information
None
Item 6. Exhibits
3.1	Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to Amendment No. 1 to Western Alliance Bancorporation’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on June 7, 2005).

3.2	Amended and Restated By-Laws (incorporated by reference to Exhibit 3.1 to Western Alliance Bancorporation’s Form 8-K filed with the Securities and Exchange Commission on January 25, 2008).

3.3	Certificate of Designations for the Fixed Rate Cumulative Perpetual Preferred Stock, Series A, of Western Alliance Bancorporation (incorporated by reference to Exhibit 3.1 to Western Alliance Bancorporation’s Form 8-K filed with the Securities and Exchange Commission on November 25, 2008).

3.4	Certificate of Amendment to Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to Western Alliance Bancorporation’s Form 8-K filed with the Securities and Exchange Commission on May 3, 2010).

4.1	Specimen common stock certificate of Western Alliance Bancorporation (incorporated by reference to Exhibit 4.1 of Western Alliance Bancorporation’s Registration Statement on Form S-1, File No. 333-124406, filed with the Securities and Exchange Commission on June 27, 2005, as amended).

4.2	Form of Fixed Rate Cumulative Perpetual Preferred Stock, Series A, stock certificate (incorporated by reference to Exhibit 4.1 to Western Alliance Bancorporation’s Form 8-K filed with the Securities and Exchange Commission on November 25, 2008).

4.3	Form of Warrant to purchase shares of Western Alliance Bancorporation common stock, dated December 12, 2003, together with a schedule of warrant holders (incorporated by reference to Exhibit 10.9 to Western Alliance Bancorporation’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on April 28, 2005).

4.4	Warrant, dated November 21, 2008, by and between Western Alliance Bancorporation and the United States Department of the Treasury (incorporated by reference to Exhibit 4.2 to Western Alliance’s Form 8-K filed with the Securities and Exchange Commission on November 25, 2008).

31.1	CEO Certification Pursuant to Rule 13a-14(a)/15d-14(a).

31.2	CFO Certification Pursuant to Rule 13a-14(a)/15d-14(a).

32	CEO and CFO Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes — Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WESTERN ALLIANCE BANCORPORATION
Date: May 6, 2010	By:	/s/ Robert Sarver
Robert Sarver
President and Chief Executive Officer

Date: May 6, 2010	By:	/s/ Dale Gibbons
Dale Gibbons
Executive Vice President and Chief Financial Officer

Date: May 6, 2010	By:	/s/ Susan Thompson
Susan Thompson
Senior Vice President and Controller Principal Accounting Officer

EXHIBIT INDEX
3.1	Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to Amendment No. 1 to Western Alliance Bancorporation’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on June 7, 2005).

3.2	Amended and Restated By-Laws (incorporated by reference to Exhibit 3.1 to Western Alliance Bancorporation’s Form 8-K filed with the Securities and Exchange Commission on January 25, 2008).

3.3	Certificate of Designations for the Fixed Rate Cumulative Perpetual Preferred Stock, Series A, of Western Alliance Bancorporation (incorporated by reference to Exhibit 3.1 to Western Alliance Bancorporation’s Form 8-K filed with the Securities and Exchange Commission on November 25, 2008).

3.4	Certificate of Amendment to Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to Western Alliance Bancorporation’s Form 8-K filed with the Securities and Exchange Commission on May 3, 2010).

4.1	Specimen common stock certificate of Western Alliance Bancorporation (incorporated by reference to Exhibit 4.1 of Western Alliance Bancorporation’s Registration Statement on Form S-1, File No. 333-124406, filed with the Securities and Exchange Commission on June 27, 2005, as amended).

4.2	Form of Fixed Rate Cumulative Perpetual Preferred Stock, Series A, stock certificate (incorporated by reference to Exhibit 4.1 to Western Alliance Bancorporation’s Form 8-K filed with the Securities and Exchange Commission on November 25, 2008).

4.3	Form of Warrant to purchase shares of Western Alliance Bancorporation common stock, dated December 12, 2003, together with a schedule of warrant holders (incorporated by reference to Exhibit 10.9 to Western Alliance Bancorporation’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on April 28, 2005).

4.4	Warrant, dated November 21, 2008, by and between Western Alliance Bancorporation and the United States Department of the Treasury (incorporated by reference to Exhibit 4.2 to Western Alliance’s Form 8-K filed with the Securities and Exchange Commission on November 25, 2008).

31.1	CEO Certification Pursuant to Rule 13a-14(a)/15d-14(a).

31.2	CFO Certification Pursuant to Rule 13a-14(a)/15d-14(a).

32	CEO and CFO Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.