Form 10-Q
period 2010-06-30
WESTERN ALLIANCE BANCORPORATION
filed 2010-08-05
CIK 1212545

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended June 30, 2010 or

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
Yes☑           No☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes☐           No☐
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
Common stock issued and outstanding: 73,426,774 shares as of July 31, 2010.

WESTERN ALLIANCE BANCORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30,
	2010	December 31,
	(unaudited)	2009
	(in thousands, except per share
	amounts)
Assets:
Cash and due from banks	$105,102	$116,841
Federal funds sold and other	31	3,473
Interest-bearing demand deposits in other financial institutions	455,490	276,516

Cash and cash equivalents	560,623	396,830
Money market investments	5,063	54,029
Investment securities — measured, at fair value	40,632	58,670
Investment securities — available-for-sale, at fair value; amortized cost of $794,848 at June 30, 2010 and $740,783 at December 31, 2009	798,284	744,598
Investment securities — held-to-maturity, at amortized cost; fair value of $4,610 at June 30, 2010 and $7,482 at December 31, 2009	4,610	7,482
Investments in restricted stock, at cost	40,418	41,378
Loans:
Held for investment, net of deferred fees	4,129,950	4,079,639
Less: allowance for credit losses	(110,012)	(108,623)

Total loans	4,019,938	3,971,016
Premises and equipment, net	118,743	125,883
Goodwill and other intangible assets	41,307	43,121
Other assets acquired through foreclosure, net	104,365	83,347
Bank owned life insurance	94,009	92,510
Deferred tax assets, net	68,114	68,957
Prepaid expenses	31,194	35,323
Other assets	32,063	30,135
Discontinued operations, assets held for sale	116	—

Total assets	$5,959,479	$5,753,279

Liabilities:
Deposits:
Non-interest-bearing demand	$1,330,357	$1,157,013
Interest-bearing	3,899,727	3,565,089

Total deposits	5,230,084	4,722,102
Customer repurchase agreements	87,131	223,269
Other borrowings	—	29,352
Junior subordinated debt, at fair value	36,323	42,438
Subordinated debt	—	60,000
Other liabilities	30,083	100,393

Total liabilities	5,383,621	5,177,554

Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock — par value $.0001 and liquidation value per share of $1,000; 20,000,000 authorized; 140,000 issued and outstanding	129,378	127,945
Common stock — par value $.0001; 100,000,000 authorized; 73,344,405 shares issued and outstanding at June 30, 2010 and 72,503,902 at December 31, 2009	7	7
Surplus	688,260	684,092
Retained deficit	(245,045)	(241,724)
Accumulated other comprehensive income (loss)	3,258	5,405

Total stockholders’ equity	575,858	575,725

Total liabilities and stockholders’ equity	$5,959,479	$5,753,279

See the accompanying notes.

WESTERN ALLIANCE BANCORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	(in thousands, except per share amounts)
Interest income:
Loans, including fees	$64,201	$63,268	$126,368	$126,521
Investment securities — taxable	5,203	6,179	11,112	12,209
Investment securities — non-taxable	31	116	82	295
Dividends — taxable	28	108	136	303
Dividends — non-taxable	65	252	301	722
Other	472	373	735	414

Total interest income	70,000	70,296	138,734	140,464

Interest expense:
Deposits	11,067	16,413	23,146	32,063
Customer repurchase agreements	114	1,046	397	2,296
Borrowings	369	837	819	2,112
Junior subordinated and subordinated debt	994	1,199	2,198	2,462

Total interest expense	12,544	19,495	26,560	38,933

Net interest income	57,456	50,801	112,174	101,531
Provision for credit losses	23,115	37,573	51,862	57,557

Net interest income after provision for credit losses	34,341	13,228	60,312	43,974

Non-interest income:
Mark to market gains (losses), net	6,250	(449)	6,551	3,622
Gain on sales of securities, net	6,079	10,867	14,297	10,874
Securities impairment charges, net	(1,071)	(1,674)	(1,174)	(42,126)
Portion of impairment charges recognized in other comprehensive loss (before tax)	—	—	—	2,047

Net securities impairment charges recognized in earnings	(1,071)	(1,674)	(1,174)	(40,079)
Gain on extinguishment of debt	3,000	—	3,000	—
Trust and investment advisory fees	1,181	2,361	2,394	4,598
Service charges and fees	2,319	1,980	4,515	3,662
Operating lease income	967	894	1,931	1,897
Income from bank owned life insurance	780	435	1,499	949
Derivative (losses) gains, net	(69)	(67)	(136)	(130)
Other	1,324	1,100	2,512	2,226

Total non-interest income (loss)	20,760	15,447	35,389	(12,381)

Non-interest expenses:
Salaries and employee benefits	22,161	23,384	43,601	47,003
Occupancy expenses, net	4,828	5,196	9,615	10,416
Insurance	3,759	5,061	7,251	6,708
Net (gain) loss on sales/valuations of repossessed assets and bank premises, net	11,994	3,974	10,980	8,910
Repossessed asset and loan expenses	1,564	2,078	3,928	3,155
Legal, professional and director fees	2,139	1,821	4,007	3,185
Marketing	1,045	1,368	2,201	2,579
Customer service	1,154	1,127	2,219	2,144
Intangible amortization	907	945	1,813	1,890
Data processing	793	1,215	1,584	2,352
Operating lease depreciation	647	838	1,336	1,757
Goodwill impairment	—	—	—	45,000
Other	2,271	3,166	5,568	6,110

Total non-interest expenses	53,262	50,173	94,103	141,209

Income (loss) from continuing operations before income taxes	1,839	(21,498)	1,598	(109,616)
Benefit for income taxes	(190)	(8,427)	(1,751)	(11,471)

Income (loss) from continuing operations	2,029	(13,071)	3,349	(98,145)
Loss from discontinued operations, net of tax benefit	(802)	(1,066)	(1,737)	(2,434)

Net income (loss)	1,227	(14,137)	1,612	(100,579)
Dividends and accretion on preferred stock	2,466	2,424	4,933	4,856

Net loss available to common shareholders	$(1,239)	$(16,561)	$(3,321)	$(105,435)

Loss per share — basic and diluted
Continuing operations	$(0.01)	$(0.29)	$(0.02)	$(2.25)
Discontinued	$(0.01)	$(0.02)	$(0.02)	$(0.05)

	$(0.02)	$(0.31)	$(0.05)	$(2.31)

Average number of common shares — basic	72,160	53,252	72,063	45,716
Average number of common shares — diluted	72,160	53,252	72,063	45,716

See the accompanying notes.

WESTERN ALLIANCE BANCORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	(in thousands)
Net (loss)/ income	$1,227	$(14,137)	$1,612	$(100,579)

Other comprehensive (loss)/ income, net:
Unrealized gain/(loss) on securities AFS, net	1,842	22,612	6,390	2,783
Impairment loss on securities, net	605	1,088	668	38,571
Realized (gain) on sale of securities AFS included in income, net	(3,872)	(7,063)	(9,205)	(7,068)

Net other comprehensive (loss)/ income	(1,425)	16,637	(2,147)	34,286

Comprehensive (loss)/ income	$(198)	$2,500	$(535)	$(66,293)

Amount of impairment losses reclassified out of accumulated other comprehensive income into earnings for the three and six months ended June 30 2010, and 2009 were $1.1 million and $1.2 million, and $1.7 million and $40.1 million, respectively. The income tax benefit related to these losses was $0.4 million and $0.6 million for the three months ended June 30, 2010 and 2009, respectively. For the six months ended June 30, 2010 and 2009, the income tax benefit related to these losses was $0.4 million and $1.5 million, respectively.
See the accompanying notes.

WESTERN ALLIANCE BANCORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY (UNAUDITED)

						Accumulated
						Other	Retained	Total
	Preferred Stock		Common Stock			Comprehensive	Earnings	Stockholder's
	Shares	Amount	Shares	Amount	Surplus	Income (Loss)	(Deficit)	Equity
	(in thousands)
Balance, December 31, 2009	140	$127,945	72,504	$7	$684,092	$5,405	$(241,724)	$575,725

Net Income	—	—	—	—	—	—	1,612	1,612
Stock-based compensation	—	—	142	—	1,823	—	—	1,823
Restricted stock grants, net	—	—	521	—	2,072	—	—	2,072
Stock options exercised	—	—	15	—	78	—	—	78
Stock warrants exercised	—	—	162	—	195	—	—	195
Dividends on preferred stock	—	—	—	—	—	—	(3,500)	(3,500)
Accretion on preferred stock discount	—	1,433	—	—	—	—	(1,433)	--
Other comprehensive income, net	—	—	—	—	—	(2,147)	—	(2,147)

Balance, June 30, 2010	140	$129,378	73,344	$7	$688,260	$3,258	$(245,045)	$575,858

WESTERN ALLIANCE BANCORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended
	June 30,
	2010	2009
	(in thousands)
Cash flows from operating activities:
Net income/ (loss)	$1,612	$(100,579)
Adjustments to reconcile net income/ (loss) to cash (used in) provided by operating activities:
Provision for credit losses	51,862	57,557
Depreciation and amortization	7,149	7,945
Stock-based compensation	3,895	4,587
Deferred income taxes and income taxes receivable	1,999	(14,372)
Net amortization of discounts and premiums for investment securities	2,761	819
Goodwill impairment	—	45,000
Securities impairment	1,174	40,079
(Gains)/Losses on:
Sales of securities, AFS	(14,297)	(10,874)
Derivatives	(136)	(130)
Sales of repossessed assets and premises, net	10,980	8,910
Sale of loans, net	(8)	—
Extinguishment of debt	(3,000)	—
Changes in:
Other assets	(46,514)	39,324
Other liabilities	(70,310)	(3,398)
Fair value of assets and liabilities measured at fair value	(6,551)	(3,362)
Servicing rights, net	18	19
Other, net	—	(1,579)

Net cash (used in) provided by operating activities	(59,366)	69,946

Cash flows from investing activities:
Proceeds from sale of securities measured at fair value	8,069	21,444
Principal pay downs and maturities of securities measured at fair value	10,409	12,051
Purchases of securities measured at fair value	—	(5,224)
Proceeds from sale of available-for-sale securities	335,031	68,057
Principal pay downs and maturities of available-for-sale securities	645,803	72,776
Purchase of available-for-sale securities	(1,023,367)	(144,734)
Purchase of short-term investments	—	(168,729)
Principal pay downs and maturities of securities held-to-maturity	2,746	795
Loan originations and principal collections, net	(100,776)	(17,900)
Investment in money market	48,966	—
Liquidation of restricted stock, net	959	2
Sale and purchase of premises and equipment, net	1,921	(3,148)
Sale of other real estate owned, net	12,567	(973)

Net cash used in investing activities	(57,672)	(165,583)

WESTERN ALLIANCE BANCORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(continued)

	Six Months Ended
	June 30,
	2010	2009
	(in thousands)
Cash flows from financing activities:
Net increase in deposits	507,982	608,271
Deposits assumed from the FDIC	—	131,720
Net decrease in borrowings	(222,490)	(403,268)
Proceeds from issuance of common stock options and stock warrants	273	78
Proceeds from issuance stock, net	—	191,268
Accretion of discount on preferred stock	(1,433)	—
Cash dividends paid on preferred stock	(3,500)	(3,500)

Net cash provided by financing activities	280,832	524,569

Net increase in cash and cash equivalents	163,793	428,932
Cash and cash equivalents at beginning of year	396,830	139,954

Cash and cash equivalents at end of year	$560,623	$568,886

Supplemental disclosure:
Cash paid during the period for:
Interest	$24,788	$38,559
Income taxes, net	—	—
Non-cash investing and financing activity:
Transfers to other assets acquired through foreclosure, net	44,682	36,616
Assets transferred to held for sale	116	—
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
Reclassifications
Certain amounts in the consolidated financial statements as of December 31, 2009 and for the three and six months ended June 30, 2009 have been reclassified to conform to the current presentation. The reclassifications have no effect on net income or stockholders’ equity as previously reported.

Interim financial information
The accompanying unaudited consolidated financial statements as of June 30, 2010 and 2009 have been prepared in condensed format, and therefore do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These statements have been prepared on a basis that is substantially consistent with the accounting principles applied to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2009.
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
Declines in the fair value of individual debt securities available for sale that are deemed to be other than temporary are reflected in earnings when identified. The fair value of the debt security then becomes the new cost basis. For individual debt securities where the Company does not intend to sell the security and it is not more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis, the other than temporary decline in fair value of the debt security related to 1) credit loss is recognized in earnings and 2) market or other factors is recognized in other comprehensive income or loss. Credit loss is recorded if the present value of cash flows is less than amortized cost. For individual debt securities where the Company intends to sell the security or more likely than not will not recover all of its amortized cost, the other than temporary impairment is recognized in earnings equal to the entire difference between the securities cost basis and its fair value at the balance sheet date. For individual debt securities for which a credit loss has been recognized in earnings, interest accruals and amortization and accretion of premiums and discounts are suspended when the credit loss is recognized. Interest received after accruals have been suspended is recognized on a cash basis.
Securities measured at fair value are equity and debt securities for which the Company elected early adoption of FASB ASC 825 Financial Instruments (“ASC 825”), effective January 1, 2007. Securities for which the fair value measurement classification was made generally were fixed rate with a relatively long duration and low coupon rates. Securities measured at fair value are reported at fair value with unrealized gains and losses included in current period earnings.
Allowance for credit losses
Credit risk is inherent in the business of extending loans and leases to borrowers. Like other financial institutions, the Company must maintain an adequate allowance for credit losses. The allowance for credit losses is established through a provision for credit losses charged to expense. Loans are charged against the allowance for credit losses when

Management believes that collectability of the contractual principal or interest is unlikely. Subsequent recoveries, if any, are credited to the allowance. The allowance is an amount believed adequate to absorb probable losses on existing loans that may become uncollectable, based on evaluation of the collectability of loans and prior credit loss experience, together with the other factors. The Company formally determines the adequacy of the allowance for credit losses on a quarterly basis.
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
The allowance consists of specific and general components. The specific allowance relates to impaired loans. In general, impaired loans include those where interest recognition has been suspended, loans that are more than 90 days delinquent but because of adequate collateral coverage income continues to be recognized, and other classified loans not paying substantially according to the original contract terms. For such loans, an allowance is established when the discounted cash flows, collateral value or observable market price of the impaired loan are lower than the carrying value of that loan, pursuant to FASB ASC 310 Receivables (“ASC 310”). Loans not collateral dependent are evaluated based on the expected future cash flows discounted at the current contractual interest rate. The amount to which the present value falls short of the current loan obligation will be set up as a reserve for that account.
The Company uses an appraised value method to determine the need for a reserve on collateral dependent loans and further discounts the appraisal for disposition costs. Due to the rapidly changing economic and market conditions of the regions within which we operate, the Company obtains independent collateral valuation analysis on a regular basis for each loan, typically every six months.
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
Other assets acquired through foreclosure
Other assets acquired through foreclosure consist primarily of properties acquired as a result of, or in-lieu-of, foreclosure. Properties or other assets (primarily repossessed assets formerly leased) are classified as other real estate owned and other repossessed property and are initially reported at fair value of the asset less selling costs. Subsequent valuation adjustments are based on the lower of carrying value or fair value, less estimated costs to sell the property. Costs relating to the development or improvement of the assets are capitalized and costs relating to holding the assets are charged to non-interest expense. Property is evaluated regularly to ensure the recorded amount is supported by its current fair value and valuation allowances.

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
Although realization is not assured, the Company believes that the realization of the recognized net deferred tax asset of $68.1 million at June 30, 2010 is more likely than not based on expectations as to future taxable income and based on available tax planning strategies as defined in FASB ASC 740 Income Taxes (“ASC 740”) that could be implemented if necessary to prevent a carryforward from expiring.
The most significant source of these timing differences is the credit loss reserve build which accounts for substantially all of the net deferred tax asset. In general, the Company will need to generate approximately $188 million of taxable income during the respective carryforward periods to fully realize its deferred tax assets.
As a result of the recent losses, the Company is in a three-year cumulative pretax loss position at June 30, 2010. A cumulative loss position is considered significant negative evidence in assessing the realizability of a deferred tax asset. The Company has concluded that there is sufficient positive evidence to overcome this negative evidence. This positive evidence includes Company forecasts, exclusive of tax planning strategies that show realization of deferred tax assets by December 31, 2013 based on current projections, or by December 31, 2014 under stressed conditions. In addition, the Company has evaluated tax planning strategies, including potential sales of businesses and assets in which it could realize the excess of appreciated value over the tax basis of its assets. The amount of deferred tax assets considered realizable, however, could be significantly reduced in the near term if estimates of future taxable income during the carryforward period are significantly lower than forecasted due to deterioration in market conditions.
Based on the above discussion, the net operating loss carryforward of 20 years provides sufficient time to utilize deferred federal and state tax assets pertaining to the existing net operating loss carryforwards and any net operating loss (“NOL”) that would be created by the reversal of the future net deductions that have not yet been taken on a tax return.
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
Management uses its best judgment in estimating the fair value of the Company’s financial instruments; however, there are inherent weaknesses in any estimation technique. Therefore, for substantially all financial instruments, the fair value estimates presented herein are not necessarily indicative of the amounts the Company could have realized in a sales transaction at June 30, 2010 or 2009. The estimated fair value amounts for 2010 and 2009 have been measured as of period-end, and have not been reevaluated or updated for purposes of these consolidated financial statements subsequent to those dates. As such, the estimated fair values of these financial instruments subsequent to the reporting date may be different than the amounts reported at the period-end.
The information in Note 11, “Fair Value of Financial Instruments,” should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only required for a limited portion of the Company’s assets and liabilities.
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
The fair values of other investment securities were determined based on matrix pricing. Matrix pricing is a mathematical technique that utilizes observable market inputs including, for example, yield curves, credit ratings and prepayment speeds. Fair values determined using matrix pricing are generally categorized as Level 2 in the fair value hierarchy.
The Company owns certain CDOs and structured notes for which quoted prices are not available. Quoted prices for similar assets are also not available for these investment securities. In order to determine the fair value of these securities, the Company uses a third party which estimated the future cash flows and discount rate using observable market inputs adjusted based on the assumptions regarding the adjustments a market participant would assume necessary for each specific security. As a result, the resulting fair values have been categorized as Level 3 in the fair value hierarchy.
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
Loans
For variable rate loans that reprice frequently and that have experienced no significant change in credit risk, fair values are based on carrying values. Variable rate loans comprised approximately 66.6% and 66.8% of the loan portfolio at June 30, 2010 and December 31, 2009, respectively. Fair value for all other loans is estimated based on discounted cash flows using interest rates currently being offered for loans with similar terms to borrowers with similar credit quality with adjustments that the Company believes a market participant would consider in determining fair value. As a result, the fair value for loans disclosed in Note 11, “Fair Value of Financial Instruments,” is categorized as Level 3 in the fair value hierarchy.
Accrued interest receivable and payable
The carrying amounts reported in the consolidated balance sheets for accrued interest receivable and payable approximate their fair value. Accrued interest receivable and payable fair value measurements disclosed in Note 11 “Fair Value of Financial Instruments,” are classified as Level 3 in the fair value hierarchy.
Derivative financial instruments
All derivatives are recognized on the balance sheet at their fair value. The fair value for derivatives is determined based on market prices, broker-dealer quotations on similar product or other related input parameters. As a result, the fair values have been categorized as Level 2 in the fair value hierarchy.
Deposit liabilities
The fair value disclosed for demand and savings deposits is by definition equal to the amount payable on demand at their reporting date (that is, their carrying amount) which the Company believes a market participant would consider in determining fair value. The carrying amount for variable-rate deposit accounts approximates their fair value. Fair values for fixed-rate certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities on these deposits. The fair value measurement of the deposit liabilities disclosed in Note 11, “Fair Value of Instruments,” is categorized as Level 3 in the fair value hierarchy.
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
Recent Accounting Pronouncements
FASB ASC 810, Consolidation (“ASC 810”). Effective January 1 2010, further new authoritative accounting guidance under ASC Topic 810 amends prior guidance to change how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. The new authoritative accounting guidance requires additional disclosures about the reporting entity’s involvement with variable-interest entities and any significant changes in risk exposure due to that involvement as well as its affect on the entity’s financial statements. The new authoritative accounting guidance under ASC Topic 810 was effective January 1, 2010 and did not have a significant impact on the Company’s consolidated financial statements.
FASB ASC Topic 860 Transfers and Servicing (“ASC 860”) was amended to enhance reporting about transfers of financial assets including securitizations, and where companies have continuing exposure to the risks related to transferred financial assets. The new authoritative accounting guidance eliminates the concept of a “qualifying special-purpose entity” and changes the requirements for derecognizing financial assets. The new authoritative guidance also requires additional disclosures about all continuing involvements with transferred financial assets including information about gains and losses resulting from transfers during the period. The new authoritative accounting guidance under ASC 860 was effective January 1, 2010 and did not have a significant impact on the Company’s consolidated financial statements.
Issued October 2009, ASU 2009-15, Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance or Other Financing amends FASB ASC Topic 470, Debt (“ASC 470”), and provides guidance for accounting and reporting for own-share lending arrangements issued in contemplation of a convertible debt issuance. At the date of issuance, a share-lending arrangement entered into on an entity’s own shares should be measured at fair value in accordance with ASC 820 and recognized as an issuance cost, with an offset to additional paid-in capital. Loaned shares are excluded from basic and diluted earnings per share unless default of the share-lending arrangement occurs. The amendments also require several disclosures including a description and the terms of the arrangement and the reason for entering into the arrangement. The effective dates of the amendments are dependent upon the date the share-lending arrangement was entered into and include retrospective application for arrangements outstanding as of the beginning of fiscal years beginning on or after December 15, 2009. The Company has no plans to issue convertible debt and, therefore, does not expect the update to have an impact on its consolidated financial statements.
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
In April 2010 the FASB issued ASU 2010-18 Loan Modifications Topic 310 which provides guidance that loans accounted for within a pool need not be removed from the pool when loan modifications are made, even if the modifications would otherwise be considered trouble debt restructurings. Under this guidance an entity will continue to evaluate the pool of loans when performing its impairment analysis. The effective date of the amendments in this update is in the first interim period ending on or after July 15, 2010. The amendments are to be applied prospectively. The Company does not expect the adoption to have a significant impact on its consolidated financial statements.
2. DISCONTINUED OPERATIONS AND ASSETS HELD FOR SALE
In the first quarter of 2010, the Company decided to sell its credit card segment, PartnersFirst, and has presented certain activities as discontinued operations. During the first quarter 2010, the Company transferred certain assets with balances at June 30, 2010 of $0.1 million to held-for-sale and reported a portion of its operations as discontinued. At June 30, 2010, the Company had $47.6 million of outstanding credit card loans which will have continuing cash flows related to the collection of these loans. These credit card loans are included in loans held for investment as of June 30, 2010 and
December 31, 2009.
The following table summarizes the operating results of the discontinued operations for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	(in thousands)
Affinity card revenue	$459	$398	$950	$693
Non-interest expenses	(1,842)	(2,417)	(3,945)	(4,813)

Loss before income taxes	(1,383)	(2,019)	(2,995)	(4,120)
Income tax benefit	(581)	(953)	(1,258)	(1,686)

Net loss	$(802)	$(1,066)	$(1,737)	$(2,434)

3. EARNINGS PER SHARE
Diluted earnings per share is based on the weighted average outstanding common shares during each period, including common stock equivalents. Basic earnings (loss) per share is based on the weighted average outstanding common shares during the period.
Basic and diluted (loss) per share, based on the weighted average outstanding shares, are summarized as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	(in thousands, except per share amounts)
Basic:
Net loss available to common stockholders	$(1,239)	$(16,561)	$(3,321)	$(105,435)
Average common shares outstanding	72,160	53,252	72,063	45,716

Loss per share	$(0.02)	$(0.31)	$(0.05)	$(2.31)

Diluted:
Net loss available to common stockholders	$(1,239)	$(16,561)	$(3,321)	$(105,435)
Average common shares outstanding	72,160	53,252	72,063	45,716

Loss per share	$(0.02)	$(0.31)	$(0.05)	$(2.31)

As of June 30, 2010 and 2009, all stock options and restricted stock were considered anti-dilutive and excluded for purposes of calculating diluted loss per share.
4. INVESTMENT SECURITIES
Carrying amounts and fair values of investment securities at June 30, 2010 and December 31, 2009 are summarized as follows:

	June 30, 2010
	(in thousands)
		OTTI
		Recognized
		in Other	Net	Gross	Gross
	Amortized	Comprehensive	Carrying	Unrealized	Unrealized	Fair
	Cost	Loss	Amount	Gains	(Losses)	Value
	(in thousands)
Securities held to maturity
Collateralized debt obligations	$793	$—	$793	$—	$—	$793
Municipal obligations	2,317	—	2,317	—	—	2,317
Other	1,500	—	1,500	—	—	1,500

	$4,610	$—	$4,610	$—	$—	$4,610

		OTTI
		Recognized
		in Other	Gross	Gross
	Amortized	Comprehensive	Unrealized	Unrealized	Fair
	Cost	Loss	Gains	(Losses)	Value
	(in thousands)
Securities available for sale
U.S. Government-sponsored agency securities	$249,468	$—	$1,573	$(139)	$250,902
Municipal obligations	318	—	1	(1)	318
Adjustable-rate preferred stock	11,438	—	2,960	(150)	14,248
Direct obligation and GSE residential mortgage backed	473,443	—	8,281	(452)	481,272
Private label residential mortgage-backed securities	11,107	(1,811)	1,354	(386)	10,264
Trust preferred securities	32,078	—	—	(8,192)	23,886
FDIC guaranteed corporate bonds	—	—	—	—	-
Other	16,996	—	398	—	17,394

	$794,848	$(1,811)	$14,567	$(9,320)	$798,284

Securities measured at fair value
U.S. Government-sponsored agency	$2,551
Direct obligation and GSE residential mortgage backed	36,652
Private label mortgage-backed securities	1,429

$40,632

	December 31, 2009
	(in thousands)
		OTTI
		Recognized
		in Other	Net	Gross	Gross
	Amortized	Comprehensive	Carrying	Unrealized	Unrealized	Fair
	Cost	Loss	Amount	Gains	(Losses)	Value
Securities held to maturity
Collateralized debt obligations	$1,462	$(544)	$918	$340	$(340)	$918
Municipal obligations	5,064	—	5,064	—	—	5,064
Other	1,500	—	1,500	—	—	1,500

	$8,026	$(544)	$7,482	$340	$(340)	$7,482

		OTTI
		Recognized
		in Other	Gross	Gross
	Amortized	Comprehensive	Unrealized	Unrealized	Fair
	Cost	Loss	Gains	(Losses)	Value
	(in thousands)
Securities available for sale
Municipal obligations	$324	$—	$2	$(10)	$316
Adjustable-rate preferred stock	7,825	—	10,471	—	18,296
Direct obligation and GSE residential mortgage-backed securities	600,307	—	9,699	(4,250)	605,756
Private label residential mortgage-backed securities	12,829	(1,811)	1,045	(762)	11,301
Trust preferred securities	32,098	—	—	(10,048)	22,050
FDIC guarantee corporate bonds	71,680	—	104	(594)	71,190
Other	15,720	—	21	(52)	15,689

	$740,783	$(1,811)	$21,342	$(15,716)	$744,598

Securities measured at fair value
U.S. Government-sponsored agencies	$2,479
Direct obligation and GSE residential mortgage-backed securities	49,317
Private label residential mortgage-backed securities	6,874

$58,670

Gross unrealized gains on the adjustable rate preferred stock (“ARPS”) securities are considered after-tax amounts as the previous impairment losses on these securities were also not tax-effected. This was due to a deferred tax valuation allowance that was originally booked on the ARPS impairment losses. Sales of these ARPS at current values would generate after-tax gains to the Company.
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
Gross unrealized losses at June 30, 2010 are primarily caused by interest rate fluctuations, credit spread widening and reduced liquidity in applicable markets. The Company has reviewed securities on which there is an unrealized loss in accordance with its accounting policy for OTTI described above and recorded impairment charges totaling $1.1 million and $1.7 million for the three months ended June 30, 2010 and 2009, and $1.2 million and $40.1 million for the six months ended June 30, 2010 and 2009, respectively. The impairment charge for 2010 is attributed to the Company’s collateralized debt obligations (“CDO’s). For the first six months of 2009, the impairment charges included $36.4 million related to impairment losses in the Company’s ARPS and $2.0 million related to the Company’s collateralized mortgage obligation (“CMO”) portfolio.
The Company does not consider any other securities to be other-than-temporarily impaired as of June 30, 2010 and December 31, 2009. However, without recovery in the near term such that liquidity returns to the applicable markets and spreads return to levels that reflect underlying credit characteristics, additional OTTI may occur in future periods.
Information pertaining to securities with gross unrealized losses at June 30, 2010 and December 31, 2009, aggregated by investment category and length of time that individual securities have been in a continuous loss position follows:

	June 30, 2010
	Less Than Twelve Months		Over Twelve Months
	Gross		Gross
	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value
	(in thousands)
Securities available for sale
U.S Government-sponsered agency	$139	$20,361	$—	$—
Municipal obligations	1	216	—	—
Direct obligation and GSE residential mortgage-backed securities	330	27,989	122	13,352
Private label residential mortgage-backed securities	—	—	2,197	10,264
Adjustable-rate preferred stock	150	5,652	—	—
Trust preferred securities	—	—	8,192	23,886
Corporate debt securities	—	—	—	—

	$620	$54,218	$10,511	$47,502

There were no held to maturity securities in an unrealized loss position at June 30, 2010.

	December 31, 2009
	Less Than Twelve Months		Over Twelve Months
	Gross		Gross
	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value
	(in thousands)
Securities held to maturity
Collateralized debt obligations	$663	$724	$221	$—

	$663	$724	$221	$—

	December 31, 2009
	Less Than Twelve Months		Over Twelve Months
	Gross		Gross
	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value
	(in thousands)
Securities available for sale
Direct obligation and GSE residential mortgage-backed securities	$3,946	$285,044	$303	$23,847
Municipal obligations	10	207	—	—
Private label residential mortgage-backed securities	—	—	2,573	11,301
Trust preferred securities	594	51,110	10,048	22,050
Other	53	13,197	—	—

	$4,603	$349,558	$12,924	$57,198

At June 30, 2010 and December 31, 2009, 16 and 64 debt securities (excluding adjustable rate preferred stock, debt obligations and other structured securities), respectively, have unrealized losses with aggregate depreciation of approximately 3.9% and 2.1%, respectively, from the Company’s amortized cost basis. These unrealized losses relate primarily to fluctuations in the current interest rate environment. In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and industry analysis reports. Since material downgrades have not occurred and management does not have the intent to sell the debt securities for the foreseeable future, none of the securities described in the above table or in this paragraph were deemed to be other than temporarily impaired.
At June 30, 2010 and December 31, 2009, two investments in trust preferred securities have unrealized losses with aggregate depreciation of approximately 34.3% and 31.3%, respectively, from the Company’s amortized cost basis. At June 30, 2010 the combined net unrealized loss on trust preferred securities classified as available-for sale (“AFS”) was $8.2 million, compared with $10.0 million at December 31, 2009. The Company is actively monitoring its debt and other structured securities portfolios classified as AFS for declines in fair value. These unrealized losses relate primarily to fluctuations in the current interest rate environment, and specifically to the widening of credit spreads on virtually all corporate and structured debt, which began in 2007. The Company has the intent and ability to hold trust preferred securities for the foreseeable future, none were deemed to be OTTI.
The amortized cost and fair value of securities as of June 30, 2010 and December 31, 2009, by contractual maturities, are shown below. The actual maturities of the mortgage-backed securities may differ from their contractual maturities because the loans underlying the securities may be repaid without any penalties. Therefore, these securities are listed separately in the maturity summary. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	June 30, 2010		December 31, 2009
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value
	(in thousands)
Securities held to maturity
Due in one year or less	$940	$940	$2,029	$2,029
Due after one year through five years	645	645	648	648
Due after five years through ten years	732	732	1,387	1,387
Due after ten years	793	793	2,462	1,918
Other	1,500	1,500	1,500	1,500

	$4,610	$4,610	$8,026	$7,482

Securities available for sale
Due in one year or less	$1,684	$1,610	$—	$—
Due after one year through five years	5,818	5,851	71,695	71,206
Due after five years through ten years	224,655	225,862	56	57
Due after ten years	72,252	66,295	40,176	40,589
Mortgage backed securities	473,443	481,272	613,136	617,057
Other	16,996	17,394	15,720	15,689

	$794,848	$798,284	$740,783	$744,598

The following table summarizes the Company’s investment ratings position as of June 30, 2010:

	As of June 30, 2010
		Investment- grade (1)			Noninvestment-grade (1)
	AAA	AA+ to AA-	A+ to A-	BBB+ to BBBB+ and below		Totals
Municipal obligations	$1,050	$1,585	$—	$—	$—	$2,635
Direct & GSE residential mortgage-backed securities	517,925	—	—	—	—	517,925
Private label residential mortgage-backed securities	8,823	—	—	—	2,871	11,694
U.S Government-sponsered agency	253,453	—	—	—	—	253,453
Adjustable-rate preferred stock	—	—	9,506	—	4,742	14,248
Collateralized debt obligations	—	—	—	—	288	288
Trust preferred securities	—	—	22,500	1,386	—	23,886

Total (2)	$781,251	$1,585	$32,006	$1,386	$7,901	$824,129

(1)	The Company used the average credit rating of the combination of S&P, Moody’s and Fitch in the above table where ratings differed.

(2)	Securities values are shown at carrying value as of June 30, 2010. Unrated securities consist of CRA investments with a carrying value of $17.4 million, municipals of $0.9 million, and an other investment of $1.5 million.
The following table summarizes the Company’s investment ratings position as of December 31, 2009.

	Securities ratings profile
	As of December 31, 2009
		Investment- grade (1)			Noninvestment-grade (1)
	AAA	AA+ to AA-	A+ to A-	BBB+ to BBB-	BB+ and below	Totals
	(in thousands)
Municipal obligations	$1,047	$2,392	$—	$—	$—	$3,439
Direct & GSE residential mortgage-backed securities	657,552	—	—	—	—	657,552
Private label residential mortgage- backed securities	10,355	—	—	—	7,820	18,175
Adjustable-rate preferred stock	—	—	—	—	18,296	18,296

CDOs & trust preferred securities	—	—	20,700	1,350	919	22,969
FDIC guaranteed corporate bonds	71,190	—	—	—	—	71,190

Total (2)	$740,144	$2,392	$20,700	$1,350	$27,035	$791,621

(1)	The Company used the average credit rating of the combination of S&P, Moody’s and Fitch in the above table where ratings differed.

(2)	Securities values are shown at carrying value as of December 31, 2009. Unrated securities consist of CRA investments with a carrying value of $15.7 million, municipals of $1.9 million and an other investment of $1.5 million.
Securities with carrying amounts of approximately $370.9 million and $491.9 million at June 30, 2010 and December 31, 2009 were pledged for various purposes as required or permitted by law.
5. LOANS, LEASES AND ALLOWANCE FOR CREDIT LOSSES
The composition of the Company’s loans held for investment portfolio as of June 30, 2010 and December 31, 2009 is as follows:

	June 30,	December 31,
	2010	2009
	(in thousands)
Construction and land development	$532,409	$623,198
Commercial real estate — owner occupied	1,234,082	1,091,363
Commercial real estate — non-owner occupied	925,976	933,261
Residential real estate	536,061	568,319
Commercial and industrial	677,388	685,089
Commercial leases	155,427	117,104
Consumer	74,604	80,300
Deferred fees and unearned income net	(5,997)	(18,995)

	4,129,950	4,079,639
Allowance for credit losses	(110,012)	(108,623)

Total loans, net	$4,019,938	$3,971,016

The table below reflects recorded investment in loans classified as impaired:

	June 30,	December 31,
	2010	2009
	(in thousands)
Impaired loans with a specific valuation allowance under ASC 310	$31,868	$51,718
Impaired loans without a specific valuation allowance under ASC 310	186,492	181,754

Total impaired loans	$218,360	$233,472

Valuation allowance related to impaired loans	$(10,287)	$(13,383)

Total impaired loans were $218.4 million at June 30, 2010, a net decrease of $15.1 million from December 31, 2009. This decrease is most attributed to decreased impaired construction and land loans, which were $61.5 million at June 30, 2010 compared to $89.3 at December 31, 2009 a decrease of $27.8 million, and commercial and industrial which decreased by $6.8 million. Impaired commercial real estate loan and impaired residential real loans increased by $12.6 million and $6.5 million, respectively, from $85.4 million and $39.6 million at December 31, 2009, respectively to $98.0 million and $46.1 million at June
30, 2010 respectively.
A valuation allowance is established for an impaired loan when the fair value of the loan is less than the recorded investment. In certain cases, portions of impaired loans have been charged off to realizable value instead of establishing a valuation allowance and are included, when applicable in the table above as “Impaired loans without specific valuation allowance under ASC 310.” The valuation allowance disclosed above is included in the allowance for credit losses reported in the consolidated balance sheets as of June 30, 2010 and December 31, 2009.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	(in thousands)
Average investment in impaired loans for the period	$222,697	$206,627	$223,185	$196,651
Interest recognized during the period for impaired loans	$1,410	$1,618	$2,138	$3,702
The Company is not committed to lend significant additional funds on these impaired loans.
The following table summarizes nonperforming assets:

	June 30,	December 31,
	2010	2009
	(in thousands)
Nonaccrual loans	$134,264	$153,702
Loans past due 90 days or more on accrual status	8,233	5,538
Troubled debt restructured loans (accruing)	70,303	46,480

Total nonperforming loans	212,800	205,719
Foreclosed collateral	104,365	83,347

Total nonperforming assets	$317,165	$289,066

Allowance for Credit Losses
The following table summarizes the changes in the allowance for credit losses:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	(in thousands)
Balance, beginning	$112,724	$77,184	$108,623	$74,827
Provision for credit losses	23,115	37,573	51,862	57,557
Recoveries of amounts charged off	3,490	952	5,457	1,402
Charge-offs	(29,317)	(31,566)	(55,930)	(49,643)

Balance, ending	$110,012	$84,143	$110,012	$84,143

6. OTHER ASSETS ACQUIRED THROUGH FORECLOSURE
The following table presents the changes in other assets acquired through foreclosure:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	(in thousands)
Balance, beginning of period	$105,637	$16,455	$83,347	$14,545
Additions	15,349	32,183	48,303	41,246
Dispositions	(4,319)	(2,378)	(14,210)	(5,147)
Valuation adjustments in the period, net	(12,302)	(4,113)	(13,075)	(8,497)

Balance, end of period	$104,365	$42,147	$104,365	$42,147

At June 30, 2010 and 2009, the majority of the Company’s repossessed assets were properties located in Nevada.
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
During the first quarter 2009, as a result of the significant decline in the Company’s stock price and depressed economic conditions among financial institutions in general, the Company determined that it was necessary to perform an interim test for goodwill impairment. As a result of the March 31, 2009 goodwill impairment test, the Company determined that the Bank of Nevada reporting unit was impaired by $45.0 million. The Company determined that there was no triggering event or other factor to indicate an interim test of goodwill impairment for the first and second quarters of 2010 was necessary.
The goodwill impairment charges had no effect on the Company’s cash balances or liquidity. In addition, because goodwill is not included in the calculation of regulatory capital, the Company’s regulatory ratios were not affected by this non-cash expense. No assurance can be given that goodwill will not be further impaired in future periods.
8. INCOME TAXES
The reconciliation between the statutory federal income tax rate and the Company’s effective tax rate are summarized as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	(in thousands)
Income tax at statutory rate	$644	$(7,524)	$559	$(38,366)
Increase (decrease) resulting from:
State income taxes, net of federal benefits	(136)	(35)	(426)	(623)
Dividends received deductions	(22)	(115)	(105)	(279)
Bank-owned life insurance	(273)	(152)	(525)	(332)
Tax-exempt income	(74)	(101)	(150)	(195)
Nondeductible expenses	89	80	184	186
Nondeductible goodwill impairment	—	—	—	15,750
Deferred tax asset valuation allowance	(1,076)	(2,340)	(2,033)	10,171
Restricted stock write off	148	1,269	565	1,269
Other, net	510	491	180	948

	$(190)	$(8,427)	$(1,751)	$(11,471)

Deferred tax assets and liabilities are included in the financial statements at currently enacted income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes.
For the six months ended June 30, 2010, the net deferred tax assets decreased $0.9 million to $68.1 million. This decrease was primarily the result of the limited amount of operating income in the current year.
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
A summary of the contractual amounts for unfunded commitments and letters of credit are as follows:

	June 30,	December 31,
	2010	2009
	(in thousands)
Commitments to extend credit, including unsecured loan commitments of $139,257 at June 30, 2010 and $110,491 at December 31, 2009	$649,436	$682,870
Credit card commitments and financial guarantees	317,589	305,903
Standby letters of credit, including unsecured letters of credit of $4,024 at June 30, 2010 and $3,826 at December 31, 2009	28,486	38,891

	$995,511	$1,027,664

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
The Company has exposure to credit losses from unfunded commitments and letters of credit. As funds have not been disbursed on these commitments, they are not reported as loans outstanding. Credit losses related to these commitments are not included in the allowance for credit losses reported in Note 5, “Loans, Leases and Allowance for Credit Losses” of these Consolidated Financial Statements and are accounted for as a separate loss contingency as a liability. This loss contingency for unfunded loan commitments and letters of credit was $0.3 million as of June 30, 2010 and December 31, 2009, respectively. Changes to this liability are adjusted through other non-interest expense.
Concentrations of Lending Activities
The Company’s lending activities are primarily driven by the customers served in the market areas where the Company has branch offices in the States of Nevada, California and Arizona. The Company monitors concentrations within five broad categories: geography, industry, product, call code, and collateral. The Company grants commercial, construction, real estate and consumer loans to customers through branch offices located in the Company’s primary markets. The Company’s business is concentrated in these areas and the loan portfolio includes significant credit exposure to the commercial real estate market of these areas. As of June 30, 2010 and December 31, 2009, commercial real estate related loans which include construction and land accounted for approximately 65% of total loans, and approximately 3% and 5% of commercial real estate loans, respectively, are secured by undeveloped land. Substantially all of these loans are secured by first liens with an initial loan to value ratio of generally not more than 75%. Approximately 57% and 54% of total commercial real estate loans were owner occupied at June
30, 2010 and December 31, 2009, respectively. In addition, approximately 4% of total loans were unsecured as of June 30, 2010 and December 31, 2009, respectively.
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
Lease Commitments
The Company leases the majority of its office locations and many of these leases contain multiple renewal options and provisions for increased rents. Total rent expense of $1.3 million is included in occupancy expenses for the three month periods ended June 30, 2010 and 2009, and $2.5 million and $2.7 million for the six month periods ended June 30, 2010 and 2009, respectively.
10. FAIR VALUE ACCOUNTING
The Company adopted SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”), effective January 1, 2007. This standard was subsequently codified under FASB ASC 825, Financial Instruments (“ASC 825”). At the time of adoption, the Company elected to apply this fair value option (“FVO”) treatment to the following instruments:
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
For the three and six months ended June 30, 2010 and 2009, gains and losses from fair value changes included in the Consolidated Statement of Operations were as follows:

	Changes in Fair Values for Items Measured at Fair
	Value Pursuant to Election of the Fair Value Option

	Unrealized			Total
	Gain (Loss) on		Interest	Changes
	Assets and		Expense on	Included in
	Liabilities	Interest	Junior	Current-
	Measured at	Income on	Subordinated	Period
Description	Fair Value, Net	Securities	Debt	Earnings
	(in thousands)
Three Months Ended June 30, 2010

Securities measured at fair value	$253	$80	$—	$333
Junior subordinated debt	5,997	—	277	5,720

	$6,250	$80	$277	$6,053

Six Months Ended June 30, 2010

Securities measured at fair value	$436	$267	$—	$703
Junior subordinated debt	6,115	—	533	5,582

	$6,551	$267	$533	$6,285

	Changes in Fair Values for Items Measured at Fair
	Value Pursuant to Election of the Fair Value Option

	Unrealized			Total
	Gain (Loss) on		Interest	Changes
	Assets and		Expense on	Included in
	Liabilities	Interest	Junior	Current-
	Measured at	Income on	Subordinated	Period
Description	Fair Value, Net	Securities	Debt	Earnings
	(in thousands)
Three Months Ended June 30, 2009

Securities measured at fair value	$(705)	$202	$—	$(503)
Junior subordinated debt	256	—	232	24

	$(449)	$202	$232	$(479)

Six Months Ended June 30, 2009

Securities measured at fair value	$3,395	$238	$—	$3,633
Junior subordinated debt	227	—	463	(236)

	$3,622	$238	$463	$3,397

The difference between the aggregate fair value of junior subordinated debt ($36.3 million) and the aggregate unpaid principal balance thereof ($66.5 million) was $30.2 million at June 30, 2010.
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
Junior subordinated debt: The Company estimates the fair value of its junior subordinated debt using a discounted cash flow model which incorporates the effect of the Company’s own credit risk in the fair value of the liabilities (Level 3). The Company’s cash flow assumptions were based on the contractual cash flows based as the Company anticipates that it will pay the debt according to its contractual terms. The Company evaluated priced offerings on individual issuances of trust preferred securities and estimated the discount rate based, in part, on that information. The Company estimated the discount rate at 6.98%, which is a 645 basis point spread over 3 month LIBOR (0.53% as of June 30, 2010).
The fair value of these assets and liabilities were determined using the following inputs at June 30, 2010 and December 31, 2009:

	Fair Value Measurements at Reporting Date Using:
	Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs	Fair
June 30, 2010	(Level 1)	(Level 2)	(Level 3)	Value
Assets:
Securities measured at fair value
U.S. Government-sponsored agency securities	$—	$2,551	$—	$2,551
Direct obligation & GSE residential mortgage-backed	—	36,652	—	36,652
Private label residential mortgage-backed securities	—	1,429	—	1,429

	$—	$40,632	$—	$40,632

Securities available for sale
U.S. Government-sponsored agency securities	$—	$250,902	$—	$250,902
Municipal Obligations	—	318	—	318
Direct obligation & GSE residential mortgage-backed	—	481,272	—	481,272
Private label residential mortgage-backed securities	—	10,264	—	10,264
Adjustable-rate preferred stock	14,248	—	—	14,248
Trust preferred	23,886	—	—	23,886
Other	17,394	—	—	17,394

	$55,528	$742,756	$—	$798,284

Interest rate swaps	$—	$1,636	$—	$1,636

				Fair
	(Level 1)	(Level 2)	(Level 3)	Value
Liabilities:

Junior subordinated debt	$—	$—	$36,323	$36,323

Interest rate swaps	$—	$1,636	$—	$1,636

	Fair Value Measurements at Reporting Date Using:
		Quoted Prices
		in Active	Active
		Markets for	Markets for
	As of	Identical	Similar	Unobservable
	December 31,	Assets	Assets	Inputs
Description	2009	(Level 1)	(Level 2)	(Level 3)
Assets:
Securities available for sale	$744,598	$111,536	$633,062	$—
Securities measured at fair value	58,670	—	58,670	—
Interest rate swaps	1,139	—	1,139	—

Total	$804,407	$111,536	$692,871	$—

Liabilities:
Junior subordinated debt	$42,438	$—	$—	$42,438
Interest rate swaps	1,139	—	1,139	—

Total	$43,577	$—	$1,139	$42,438

Fair Value Measurements Using
Significant Unobservable Inputs
(Level 3)

		Securities	Junior
	Securities	Measured	Subordinated	Fixed-Rate
	AFS	at Fair Value	Debt	Term Borrowings
	(in thousands)
Beginning balance January 1, 2010	$—	$—	$(42,438)	$—
Total gains (losses) (realized/unrealized)
Included in earnings	—	—	6,115	—
Included in other comprehensive income	—	—	—	—
Purchases, issuances, and settlements, net	—	—	—
Transfers to held-to-maturity
Transfers in and/or out of Level 3	—	—	—	—

Ending balance June 30, 2010	$—	$—	$(36,323)	$—

The amount of total 2010 gains (losses) for the period included in earnings attributable to the change in unrealized gains (losses) relating to assets and liabilities still held at the reporting date	$—	$—	$6,115	$—

The amount of total 2009 gains (losses) for the period included in earnings attributable to the change in unrealized gains (losses) relating to assets and liabilities still held at the reporting date	$—	$—	$690	$1,515

Fair value on a nonrecurring basis
Certain assets are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis, but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). The following table presents such assets carried on the balance sheet by caption and by level within the ASC 825 hierarchy as of June 30, 2010:

	Fair Value Measurements Using
		Quoted Prices
		in Active	Active
		Markets for	Markets for	Unobservable
		Identical Assets	Similar Assets	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
As of June 30, 2010:
Impaired loans with a specific valuation allowance	$21,581	$—	$—	$21,581
Impaired loans without specific valuation allowance	131,122	—	—	131,122
Goodwill valuation of reporting units	25,925	—	—	25,925
Other assets acquired through foreclosure	104,365	—	—	104,365
Collateralized debt obligations	793	—	—	793
The following table presents such assets carried on the balance sheet by caption and by level within the ASC 825 hierarchy as of December 31, 2009:

	Fair Value Measurements Using
		Quoted Prices
		in Active	Active
		Markets for	Markets for	Unobservable
		Identical Assets	Similar Assets	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
As of December 31, 2009:
Impaired loans with specific valuation allowance	$38,335	$—	$—	$38,335
Impaired loans without specific valuation allowance	80,594	—	—	80,594
Goodwill valuation of reporting units	25,925	—	—	25,925
Other assets acquired through foreclosure	83,347	—	—	83,347
Collateralized debt obligations	918	—	—	918
Impaired loans: The specific reserves for collateral dependent impaired loans are based on the fair value of the collateral. The fair value of collateral is determined based on third-party appraisals. In some cases, adjustments are made to the appraised values due to various factors, including age of the appraisal, age of comparables included in the appraisal, and known changes in the market and in the collateral. When significant adjustments are based on unobservable inputs, such as when a current appraised value is not available or management determines the fair value of the collateral is further impaired below appraised value and there is no observable market price, the resulting fair value measurement has been categorized as a Level 3 measurement. These Level 3 impaired loans had an aggregate carrying amount of $31.9 million and specific reserves in the allowance for loan losses of $10.3 million as June 30, 2010.
Goodwill: In accordance with FASB ASC 350, Intangibles — Goodwill and Other (“ASC 350”), goodwill has been written down to its implied fair value of $25.9 million by charges to earnings in prior periods. Some of the inputs used to determine the implied fair value of the Company and the corresponding amount of the impairment included the quoted market price of our common stock, market prices of common stocks of other banking organizations, common stock trading multiples, discounted cash flows, and inputs from comparable transactions. The Company’s adjustments were primarily based on the Company’s assumptions, therefore the resulting fair value measurement was determined to be level 3.
Other assets acquired through foreclosure: Other assets acquired through foreclosure consist of properties acquired as a result of, or in-lieu-of, foreclosure. Properties or other assets (primarily repossessed assets formerly leased) are classified as other assets acquired through foreclosure and other repossessed property and are initially reported at the fair value using appraised value, less cost to sell. Costs relating to the development or improvement of the assets are capitalized and costs relating to holding the assets are charged to expense. The Company had $104.4 million of such assets at June 30, 2010. When significant adjustments were based on unobservable inputs, such as when a current appraised value is not available or management determines the fair value of the collateral is further impaired below appraised value and there is no observable market price, the resulting fair value measurement has been categorized as a Level 3 measurement.
Collateralized debt obligations: The Company previously wrote down its trust-preferred CDO portfolio to $0.8 million when it determined these CDOs were other-than-temporarily impaired under generally accepted accounting principles due to the continued expected weakness of the U.S. economy, the decline in the market value of these CDOs, credit rating downgrades and the increase in deferrals and defaults by the issuers of the underlying CDOs. These CDOs represent interests in various trusts, each of which is collateralized with trust preferred debt issued by other financial institutions. The $0.8 million CDO carrying value approximates market value.
Credit vs. non-credit losses
The Company has elected to apply provisions of ASC 320 as of January 1, 2009 to its AFS and HTM investment securities portfolios. The OTTI is separated into (a) the amount of total impairment related to the credit loss and (b) the amount of the total impairment related to all other factors. The amount of the total OTTI related to the credit loss is recognized in earnings. The amount of the total impairment related to all other factors is recognized in other comprehensive income. The OTTI is presented in the statement of operations with an offset for the amount of the total OTTI that is recognized in other comprehensive income.
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

For the three and six months ended June 30, 2010, the Company determined that certain collateralized mortgage debt securities contained credit losses. The impairment credit loss related to these debt securities for the three and six months ended June 30, 2010 was $1.1 million and $1.2 million, respectively.
The following table presents a rollforward of the amount related to impairment credit losses recognized in earnings for the six months ended June 30, 2010 and 2009:

Debt Security Credit Losses
Recognized in Other Comprehensive Income/Earnings
For the Six Months Ended June 30, 2010

	Debt Obligations and	Private Label Mortgage-
	Structured Securities	Backed Securities
	(in thousands)
Beginning balance of impairment losses held in other comprehensive income	$(544)	$(1,811)
Current period other-than temporary impairment credit recognized through earnings	544	—
Reductions for securities sold during the period	—	—
Additions or reductions in credit losses due to change of intent to sell	—	—
Reductions for increases in cash flows to be collected on impaired securities	—	—

Ending balance of net unrealized gains and (losses) held in other comprehensive income	$—	$(1,811)

Debt Security Credit Losses
Recognized in Other Comprehensive Income/Earnings
For the Six Months Ended June 30, 2009

	Debt Obligations and	Private Label Mortgage-
	Structured Securities	Backed Securities
Beginning balance of impairment losses held in other comprehensive income	$4,705	$2,831
Current period other-than temporary impairment credit losses recognized through earnings	(1,674)	2,047
Reductions for securities sold during the period	—	—
Additions or reductions in credit losses due to change of intent to sell	—	—
Reductions for increases in cash flows to be collected on impaired securities	—	—

Ending balance of net unrealized gains and (losses) held in other comprehensive income	$3,031	$4,878

11. FAIR VALUE OF FINANCIAL INSTRUMENTS
The estimated fair value of the Company’s financial instruments is as follows:

	June 30, 2010		December 31, 2009
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial assets:
Cash and due from banks	$105,102	$105,102	$116,841	$116,841
Federal funds sold	31	31	3,473	3,473
Money market investments	5,063	5,063	54,029	54,029
Investment securities-measured at fair value	40,632	40,632	58,670	58,670
Investment securities-available-for-sale	798,284	798,284	744,598	744,598
Investment securities held-to-maturity	4,610	4,610	7,482	7,482
Derivatives	1,636	1,636	1,139	1,139
Restricted stock	40,418	40,418	41,378	41,378
Loans, net	4,019,938	3,804,858	3,971,015	3,654,227
Accrued interest receivable	17,584	17,584	18,742	18,742

Financial liabilities:
Deposits	5,230,084	5,237,605	4,722,102	4,731,827
Accrued interest payable	5,951	5,951	4,179	4,179
Customer repurchases	87,131	87,131	223,269	223,269
Other borrowed funds	—	—	29,352	29,352
Junior subordinated debt	36,323	36,323	42,438	42,438
Subordinated debt	—	—	60,000	60,000
Derivatives	1,636	1,636	1,139	1,139
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
Each of the Company’s subsidiary banks have an Asset Liability Management Committee (“ALCO”) charged with managing interest rate risk within Board approved limits. Such limits may vary by bank based on local strategy and other considerations, but in all cases, are structured to prohibit an interest rate risk profile that is significantly asset or liability sensitive.
Fair value of commitments
The estimated fair value of the standby letters of credit at June 30, 2010 and December 31, 2009 is insignificant. Loan commitments on which the committed interest rate is less than the current market rate are also insignificant at June 30, 2010 and December 31, 2009.
12. SEGMENTS
The Company is segmented as “Nevada” (Bank of Nevada and First Independent Bank of Nevada), “Arizona” (Alliance Bank of Arizona), “California” (Torrey Pines Bank and Alta Alliance Bank), “Asset Management” (Premier Trust and Shine), and “Other” (Western Alliance Bancorporation holding company, Western Alliance Equipment Finance and miscellaneous).
The accounting policies of the reported segments are the same as those of the Company as described in Note 1, “Summary of Significant Accounting Policies” in the Company’s 2009 Annual Report on Form 10-K. Transactions between segments consist primarily of borrowed funds, loan participations and shared services expense. Federal funds purchased and sold and other borrowed funding transactions that resulted in inter-segment profits were eliminated for reporting consolidated results of operations. Loan participations were recorded at par value with no resulting gain or loss. The Company allocated centrally provided services to the operating segments based upon estimated usage of those services.
The following is a summary of selected operating segment information as of and for the periods ended June 30, 2010, and 2009:
Western Alliance Bancorporation and Subsidiaries
Operating Segment Results
Unaudited

						Inter-
						segment	Consoli-
				Asset		Elimi-	dated
	Nevada	California	Arizona	Management	Other	nations	Company
	(in millions)
At June 30, 2010
Assets	$3,326.5	$1,265.0	$1,361.8	$5.7	$613.3	$(612.8)	$5,959.5
Gross loans and deferred fees	2,355.2	980.7	837.1	—	—	(43.0)	4,130.0
Less: Allowance for credit losses	(75.9)	(16.9)	(17.2)	—	—	—	(110.0)

Net loans	2,279.3	963.8	819.9	—	—	(43.0)	4,020.0

Goodwill	23.2	—	—	2.7	—	—	25.9
Deposits	2,910.9	1,092.4	1,231.0	—	—	(4.2)	5,230.1
Stockholders’ equity	339.6	130.9	86.9	5.4	575.6	(562.5)	575.9

No. of branches	19	9	10	—	—	—	38
No. of FTE	534	207	147	25	48	—	961

Three Months Ended June 30, 2010:
	(in thousands)
Net interest income	$31,370	$15,257	$11,253	$2	$(426)	$—	$57,456
Provision for credit losses	19,288	2,827	1,000	—	—	—	23,115

Net interest income (loss) after provision for credit losses	12,082	12,430	10,253	2	(426)	—	34,341
Non-interest income	6,497	1,393	2,012	1,182	6,294	3,382	20,760
Non-interest expense	(33,678)	(9,413)	(7,883)	(1,003)	(3,000)	1,715	(53,262)

Income (loss) from continuing operations before income taxes	(15,099)	4,410	4,382	181	2,868	5,097	1,839
Income tax expense (benefit)	(5,470)	1,841	1,720	78	1,641	—	(190)

Income(loss) from continuing operations	(9,629)	2,569	2,662	103	1,227	5,097	2,029
Loss from discontinued operations, net	—	—	—	—	(802)	—	(802)

Net income (loss)	$(9,629)	$2,569	$2,662	$103	$425	$5,097	$1,227

Six Months Ended June 30, 2010:
	(in thousands)
Net interest income	$62,349	$29,571	$20,817	$4	$(567)	$—	$112,174
Provision for credit losses	43,277	5,552	3,033	—	0	—	51,862

Net interest income (loss) after provision for credit losses	19,072	24,019	17,784	4	(567)	—	60,312
Non-interest income	14,722	2,298	3,616	2,398	8,521	3,834	35,389
Non-interest expense	(53,014)	(20,789)	(15,478)	(1,945)	(6,301)	3,424	(94,103)

Income (loss) from continuing operations before income taxes	(19,220)	5,528	5,922	457	1,653	7,258	1,598
Income tax expense (benefit)	(6,895)	2,471	2,423	210	40	—	(1,751)

Income(loss) from continuing operations	(12,325)	3,057	3,499	247	1,613	7,258	3,349
Loss from discontinued operations, net	—	—	—	—	(1,737)	—	(1,737)

Net income (loss)	$(12,325)	$3,057	$3,499	$247	$(124)	$7,258	$1,612

Western Alliance Bancorporation and Subsidiaries
Operating Segment Results
Unaudited

						Inter-
						segment	Consoli-
				Asset		Elimi-	dated
	Nevada	California	Arizona	Management	Other	nations	Company
	(in millions)
At June 30, 2009
Assets	$3,418.6	$1,199.5	$964.4	$19.5	$192.2	$(92.7)	$5,701.5
Gross loans and deferred fees	2,573.7	810.0	688.2	—	—	(43.0)	4,028.9
Less: Allowance for credit losses	(60.4)	(10.3)	(13.4)	—	—	—	(84.1)

Net loans	2,513.3	799.7	674.8	—	—	(43.0)	3,944.8

Goodwill	23.2	—	—	10.7	—	—	33.9
Deposits	2,550.0	1,046.4	804.0	—	—	(8.2)	4,392.2
Stockholders’ equity	283.5	100.4	74.5	17.3	152.7	(6.8)	621.6

No. of branches	21	9	11	—	—	—	41
No. of FTE	624	217	149	45	41	—	1,076

Three Months Ended June 30, 2009
	(in thousands)
Net interest income	$31,621	$11,169	$8,637	$16	$(642)	$—	$50,801
Provision for credit losses	33,889	952	2,732	—	—	—	37,573

Net interest income after provision for credit losses	(2,268)	10,217	5,905	16	(642)	—	13,228
Non-interest income	15,439	4,778	1,943	2,370	5,023	(14,106)	15,447
Goodwill impairment charge	—	—	—	—	—	—	—
Non-interest expense	(28,968)	(12,246)	(9,239)	(2,095)	(768)	3,143	(50,173)

Loss from continuing operations before income taxes	(15,797)	2,749	(1,391)	291	3,613	(10,963)	(21,498)
Income tax expense (benefit)	(12,827)	(1,603)	(821)	157	(192)	6,859	(8,427)

Income(loss) from continuing operations	(2,970)	4,352	(570)	134	3,805	(17,822)	(13,071)
Loss from discontinued operations, net	—	—	—	—	(1,066)	—	(1,066)

Net income (loss)	$(2,970)	$4,352	$(570)	$134	$2,739	$(17,822)	$(14,137)

Six Months Ended June 30, 2009
	(in thousands)
Net interest income	$64,268	$22,345	$16,365	$31	$(1,478)	$—	$101,531
Provision for credit losses	44,649	4,693	8,215	—	—	—	57,557

Net interest income after provision for credit losses	19,619	17,652	8,150	31	(1,478)	—	43,974
Non-interest income	(337)	2,395	2,750	4,614	(283)	(21,520)	(12,381)
Goodwill impairment charge	(45,000)	—	—	—	—	—	(45,000)
Non-interest expense	(52,770)	(21,211)	(18,170)	(4,313)	(3,846)	4,101	(96,209)

Loss from continuing operations before income taxes	(78,488)	(1,164)	(7,270)	332	(5,607)	(17,419)	(109,616)
Income tax expense (benefit)	(11,381)	(64)	(2,728)	242	(2,139)	4,599	(11,471)

Income(loss) from continuing operations	(67,107)	(1,100)	(4,542)	90	(3,468)	(22,018)	(98,145)
Loss from discontinued operations, net	—	—	—	—	(2,434)	—	(2,434)

Net income (loss)	$(67,107)	$(1,100)	$(4,542)	$90	$(5,902)	$(22,018)	$(100,579)

13. STOCKHOLDERS’ EQUITY
Stock-based Compensation
For the six months ended June 30, 2010, 111,000 stock options with a weighted average exercise price of $5.21 per share were granted to certain key employees and directors. The Company estimates the fair value of each option award on the date of grant using a Black-Scholes valuation model. The weighted average grant date fair value of these options was $3.12 per share. These stock options generally have a vesting period of 4 years and a contractual life of 7 years.
As of June 30, 2010, there were 2.8 million options outstanding, compared with 2.9 million at June 30, 2009.
For the three and six months ended June 30, 2010, the Company recognized stock-based compensation expense related to stock option grants of $0.4 million and $1.0 million, respectively compared to $0.6 million and $1.2 million for the three and six months ended June 30, 2009.
For the three and six months ended June 30, 2010, 95,317 and 556,713 shares of restricted stock were granted, respectively. The Company estimates the compensation cost for restricted stock grants based upon the grant date fair value. Generally, these restricted stock grants have a three year vesting period. The aggregate grant date fair value for the restricted stock issued in the three and six month periods ended June 30, 2010 was $0.6 million and $3.0 million, respectively.
There were approximately 1,073,679 and 774,000 restricted shares outstanding at June 30, 2010 and 2009, respectively. For the three and six months ended June 30, 2010, the Company recognized stock-based compensation related to restricted stock grants of $1.1 million and $2.2 million, respectively compared to $1.5 million and $3.2 million respectively, for the three and six months ended June 30, 2009 related to the Company’s restricted stock plan.

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
For additional information regarding risks that may cause our actual results to differ materially from any forward-looking statements, see “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009 and Item 1A of part II of this Quarterly Report on Form 10-Q.
Financial Overview and Highlights
Western Alliance Bancorporation is a multi-bank holding company headquartered in Las Vegas, Nevada that provides full service banking, trust and investment advisory services and lending through its subsidiaries.
Net loss for the Company of $1.2 million or ($0.02) loss per diluted share for the quarter ended June 30, 2010 compared to a net loss of $14.1 million or ($0.31) loss per diluted share for the second quarter of 2009.
The significant factors impacting earnings of the Company during the second quarter of 2010 were:

•	Record net interest income of $57.5 million for the second quarter 2010, up 13.2% from $50.8 million for the second quarter 2009

•	Net interest margin increased to 4.16% for the second quarter 2010 compared to 4.12% for second quarter 2009

•	The provision for credit losses declined to $23.1 million for the second quarter 2010 compared to $37.6 million for the second quarter 2009

•	A slight increase in loans to $4.13 billion from $4.08 billion at December 31, 2009 and $4.03 billion at June 30, 2009, respectively

•	A continued decrease in nonaccrual loans to $134.3 million at June 30, 2010 from $153.7 million at December 31, 2009

•	Net increase in repossessed assets to $104.4 million at June 30, 2010 from $83.3 million at December 31, 2009
The impact to the Company from these items, and others of both a positive and negative nature, will be discussed in more detail as they pertain to the Company’s overall comparative performance for the three and six months ended June 30, 2010 throughout the analysis sections of this report.
A summary of our results of operations and financial condition and select metrics is included in the following table:

	At or for the Three Months			For the Six Months
	Ended June 30,			Ended June 30,
	2010	2009	Change %	2010	2009	Change %
	(dollars in millions)
Selected Balance Sheet Data:
Total assets	$5,959.5	$5,701.5	4.5%
Loans, net of deferred fees	4,130.0	4,028.9	2.5
Securities and money market investments	848.6	725.7	16.9
Federal funds sold and other	—	20.3	(100.0)
Customer funds	5,317.3	4,692.6	13.3
Borrowings	—	254.4	(100.0)
Junior subordinated and subordinated debt	36.3	102.3	(64.5)
Stockholders’ equity	575.9	621.6	(7.4)

Selected Income Statement Data:
	(dollars in thousands)
Interest income	$70,000	$70,296	(0.4)%	$138,734	$140,464	(1.2)%
Interest expense	12,544	19,495	(35.7)	26,560	38,933	(31.8)

Net interest income	57,456	50,801	13.1	112,174	101,531	10.5
Provision for loan losses	23,115	37,573	(38.5)	51,862	57,557	(9.9)

Net interest income after provision for credit losses	34,341	13,228	159.6	60,312	43,974	37.2
Non-interest income	20,760	15,447	34.4	35,389	(12,381)	(385.8)
Non-interest expense	53,262	50,173	6.2	94,103	141,209	(33.4)

Income (loss) from continuing operations before income taxes	1,839	(21,498)	(108.6)	1,598	(109,616)	(101.5)
Income tax benefit	(190)	(8,427)	(97.7)	(1,751)	(11,471)	(84.7)

Income (loss) from continuing operations	2,029	(13,071)	(115.5)	3,349	(98,145)	(103.4)
Loss on discontinued operations, net	(802)	(1,066)	(24.8)	(1,737)	(2,434)	(28.6)

Net income (loss)	$1,227	$(14,137)	(108.7)%	$1,612	$(100,579)	(101.6)%

Intangible asset amortization, net of tax	$590	$614	(4.0)%	$1,178	$1,229	(4.1)%

Basic and diluted:
Net loss from continuing operations	$(0.01)	$(0.29)		$(0.02)	$(2.25)

Net loss from discontinued operations, net of tax	$(0.01)	$(0.02)		$(0.02)	$(0.05)

Net loss per common share	$(0.02)	$(0.31)	(93.5)%	$(0.05)	$(2.31)	(98.0)%

	At or For the Three Months			For the Six Months
	Ended June 30,			Ended June 30,
	2010	2009	Change %	2010	2009	Change %
Common Share Data:
Basic net income (loss) per share	$(0.02)	$(0.31)	(93.5)%	$(0.05)	$(2.31)	(98.0)%
Diluted net income (loss) per share	(0.02)	(0.31)	(93.5)	(0.05)	(2.31)	(98.0)
Book value per common share	6.09	6.83	(10.9)
Average shares outstanding (in thousands):
Basic	72,160	53,252	35.5	72,063	45,716	57.6
Diluted	72,160	53,252	35.5	72,063	45,716	57.6
Common shares outstanding	73,344	72,435	1.3

Selected Performance Ratios:
Return on average assets	0.08%	(1.07)%	(107.5)%	0.04%	(3.81)%	(101.0)%
Return on average stockholders’ equity	0.84	(10.94)	(107.7)	0.39	(40.33)	(101.0)
Average equity to average assets	9.66	9.74	(0.8)	10.05	9.46	6.2
Net interest margin (1)	4.16	4.12	1.0	4.16	4.24	(1.9)
Net interest spread	3.84	3.64	5.5	3.84	3.80	1.1
Loan to deposit ratio	78.96	91.73	(13.9)

	At or For the Three Months			For the Six Months
	Ended June 30,			Ended June 30,
	2010	2009	Change %	2010	2009	Change %
Selected Capital Ratios:
Tier 1 Leverage ratio	9.1	11.5	(20.9)
Tier 1 Risk Based Capital	11.7	13.2	(11.4)
Total Risk Based Capital	13.0	15.8	(17.7)

Selected Asset Quality Ratios:
Net charge-offs to average loans outstanding (annualized)	2.53%	3.00%	(15.7)%	2.48%	2.36%	5.2%
Nonaccrual loans to gross loans	3.25	2.89	12.5
Nonaccrual loans and repossessed assets to total assets	4.00	2.78	43.9
Loans past due 90 days and still accruing to total loans	0.20	0.90	(77.8)
Allowance for credit losses to gross loans	2.66	2.09	27.4
Allowance for credit losses to nonaccrual loans	81.94	72.30	13.3

(1)	Net interest margin represents net interest income as a percentage of average interest
As a bank holding company, Management focuses on key ratios in evaluating the Company’s financial condition and results of operations. In the current economic environment, key ratios regarding asset quality and efficiency are more informative as to the financial condition of the Company than those utilized in a more normal economic period such as return on equity and return on assets.
Asset Quality
For banks and bank holding companies, asset quality plays a significant role in the overall financial condition of the institution and results of operations. The Company measures asset quality in terms of nonaccrual loans as a percentage of gross loans, and net charge-offs as a percentage of average loans. Net charge-offs are calculated as the difference between charged-off loans and recovery payments received on previously charged-off loans. As of June 30, 2010, impaired loans, including nonaccrual loans, were $218.4 million compared to $212.6 million at June 30, 2009. Nonaccrual loans as a percentage of gross loans as of June 30, 2010 were 3.25% compared to 2.89% as of June 30, 2009. At June 30, 2010 and 2009, nonperforming assets were $317.2 million and $254.7 million, respectively, and were comprised of nonaccrual loans, loans past due 90 days or more and still accruing interest, restructured and impaired loans and foreclosed collateral. For the three and six months ended June 30, 2010, annualized net charge-offs as a percentage of average loans were 2.53% and 2.48%, respectively compared to 3.00% and 2.36%, for the three and six months ended June 30, 2009, respectively.
Asset and Deposit Growth. The ability to originate loans and attract deposits is fundamental to our asset growth. Our assets and liabilities are comprised primarily of loans and deposits, respectively. Total assets at June 30, 2010 increased $257.9 million or 4.5%, to $5.96 billion from $5.70 billion at June 30, 2009. Gross loans increased by $101.1 million or 2.5% as of June 30, 2010 from June 30, 2009. Total deposits increased $837.8 million or 19.1%, to $5.23 billion at June 30, 2010 from $4.39 billion at June 30, 2009.
Critical Accounting Policies
Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and could potentially result in materially different results under different assumptions and conditions. The critical accounting policies upon which our financial condition and results of operation depend, and which involve the most complex subjective decisions or assessments, are included in the discussion entitled “Critical Accounting Policies” in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009, and all amendments thereto, as filed with the Securities and Exchange Commission. There were no material changes to the critical accounting policies disclosed in the Annual Report on Form 10-K.
Results of Operations
The following table sets forth a summary financial overview for the three and six months ended June 30, 2010 and 2009.

	Three Months Ended			Six Months Ended
	June 30,		Increase	June 30,		Increase
	2010	2009	(Decrease)	2010	2009	(Decrease)
	(in thousands, except per share amounts)
Consolidated Statement of Operations Data:
Interest income	$70,000	$70,296	$(296)	$138,734	$140,464	$(1,730)
Interest expense	12,544	19,495	(6,951)	26,560	38,933	(12,373)

Net interest income	57,456	50,801	6,655	112,174	101,531	10,643
Provision for credit losses	23,115	37,573	(14,458)	51,862	57,557	(5,695)

Net interest income after provision for credit losses	34,341	13,228	21,113	60,312	43,974	16,338
Non-interest income	20,760	15,447	5,313	35,389	(12,381)	47,770
Non-interest expense	53,262	50,173	3,089	94,103	141,209	(47,106)

Net loss from continuing operations before income taxes	1,839	(21,498)	(23,337)	1,598	(109,616)	111,214
Income tax benefit	(190)	(8,427)	8,237	(1,751)	(11,471)	9,720

Income (loss) from continuing operatons	2,029	(13,071)	15,100	3,349	(98,145)	101,494
Loss from discontinued operations	(802)	(1,066)	264	(1,737)	(2,434)	697

Net income (loss)	$1,227	$(14,137)	$15,364	$1,612	$(100,579)	$102,191

Net loss available to common stockholders	$(1,239)	$(16,561)	$15,322	$(3,321)	$(105,435)	$102,114

Earnings (loss) per share — basic	$(0.02)	$(0.31)	$0.29	$(0.05)	$(2.31)	$2.26

Earnings (loss) per share — diluted	$(0.02)	$(0.31)	$0.29	$(0.05)	$(2.31)	$2.26

The Company’s primary source of income is net interest income. Net interest income for the three and six months ended June 30, 2010 increased by 13.1% and 10.5%, respectively compared to the three and six months ended June 30, 2009. The increase in net interest income was from decreased funding costs primarily decreased interest expense on deposits of $5.3 million for the comparable second quarters and $8.9 million for the six months ended June 30, 2010 compared to 2009.
Net Interest Margin

The net interest margin is reported on a fully tax equivalent (“FTE”) basis. A tax equivalent adjustment is added to reflect interest earned on certain municipal securities and loans that are exempt from Federal income tax. The following table sets forth the average balances and interest income on a fully tax equivalent basis and tax expense for the periods indicated:

	Three Months Ended June 30,
	2010			2009
	(in thousands)
			Average
	Average		Yield/Cost	Average		Average
	Balance	Interest	(6)	Balance	Interest	Yield/Cost (6)
Earning Assets
Securities:
Taxable	$775,359	$5,231	2.71%	$532,732	$6,271	4.72%
Tax-exempt (1)	32,705	96	3.00%	47,316	368	5.57%

Total securities	808,064	5,327	2.72%	580,048	6,639	4.79%
Federal funds sold & other	22,929	51	0.89%	20,548	206	4.02%
Loans (1) (2) (3)	4,080,004	64,201	6.31%	4,083,802	63,268	6.21%
Short term investments	607,046	380	0.25%	247,197	167	0.27%
Investment in restricted stock	41,018	41	0.40%	41,034	16	0.16%

Total earnings assets	5,559,061	70,000	5.06%	4,972,629	70,296	5.69%
Non-Earning Assets
Cash and due from banks	110,483			95,073
Allowance for loan losses	(115,359)			(77,461)
Bank owned life insurance	93,499			90,977
Other assets	405,081			299,451

Total assets	$6,052,765			$5,380,669

Interest-Bearing Liabilities
Sources of Funds
Interest-bearing deposits:
Interest checking	579,587	732	0.51%	288,732	835	1.16%
Savings and money market	1,837,991	4,186	0.91%	1,630,134	7,148	1.76%
Time deposits	1,518,296	6,149	1.62%	1,220,587	8,430	2.77%

Total interest-bearing deposits	3,935,874	11,067	1.13%	3,139,453	16,413	2.10%
Short-term borrowings	126,318	483	1.53%	542,386	1,420	1.05%
Long-term debt	—	—	0.00%	31,297	463	5.93%
Junior sub. & subordinated debt	75,221	994	5.30%	104,005	1,199	4.62%

Total interest-bearing liabilities	4,137,413	12,544	1.22%	3,817,141	19,495	2.05%
Noninterest-Bearing Liabilities
Noninterest-bearing demand deposits	1,279,225			1,013,038
Other liabilities	51,518			26,299
Stockholders’ equity	584,609			524,191

Total liabilities and stockholders’	$6,052,765			$5,380,669

Net interest income and margin (4)		$57,456	4.16%		$50,801	4.12%

Net interest spread (5)			3.84%			3.64%

(1)	Yields on loans and securities have been adjusted to a tax equivalent basis. Interest income has not been adjusted to a tax equivalent basis. The tax-equivalent adjustments for the three months ended June 30, 2010 and 2009 were $149 and $289, respectively.

(2)	Net loan fees of $1.3 million and $1.2 million are included in the yield computation for the three months ended June 30, 2010 and 2009, respectively.

(3)	Includes nonaccrual loans.

(4)	Net interest margin is computed by dividing net interest income by total average earning assets.

(5)	Net interest spread represents average yield earned on interest-earning assets less the average rate paid on interest-bearing liabilities.

(6)	Annualized.

	Six Months Ended June 30,
	2010			2009
	(in thousands)
			Average
	Average		Yield/Cost	Average		Average
	Balance	Interest	(6)	Balance	Interest	Yield/Cost (6)
Earning Assets
Securities:
Taxable	$782,464	$11,248	2.90%	$518,663	$12,496	4.86%
Tax-exempt (1)	33,254	383	4.71%	59,886	1,017	5.74%

Total securities	815,718	11,631	2.97%	578,549	13,513	4.95%
Federal funds sold & other	27,760	104	0.76%	16,373	229	2.82%
Loans (1) (2) (3)	4,066,836	126,368	6.27%	4,085,985	126,521	6.24%
Short term investments	499,511	563	0.23%	137,673	185	0.27%
Investment in restricted stock	41,197	68	0.33%	41,035	16	0.08%

Total earnings assets	5,451,022	138,734	5.15%	4,859,615	140,464	5.86%
Non-Earning Assets
Cash and due from banks	103,837			111,352
Allowance for loan losses	(116,513)			(77,408)
Bank owned life insurance	93,132			90,874
Other assets	401,048			333,694

Total assets	$5,932,526			$5,318,127

Interest-Bearing Liabilities
Sources of Funds
Interest-bearing deposits:
Interest checking	515,138	1,515	0.59%	268,635	1,536	1.15%
Savings and money market	1,811,247	8,862	0.99%	1,553,951	14,261	1.85%
Time deposits	1,500,548	12,769	1.72%	1,165,421	16,266	2.81%

Total interest-bearing deposits	3,826,933	23,146	1.22%	2,988,007	32,063	2.16%
Short-term borrowings	177,610	1,216	1.38%	680,298	3,220	0.95%
Long-term debt	—	—	0.00%	40,329	1,188	5.94%
Junior sub. & subordinated debt	88,754	2,198	4.99%	103,980	2,462	4.77%

Total interest-bearing liabilities	4,093,297	26,560	1.31%	3,812,614	38,933	2.06%
Noninterest-Bearing Liabilities
Noninterest-bearing demand deposits	1,215,074			984,357
Other liabilities	38,347			18,216
Stockholders’ equity	585,808			502,940

Total liabilities and stockholders’ equity	$5,932,526			$5,318,127

Net interest income and margin (4)		$112,174	4.16%		$101,531	4.24%

Net interest spread (5)			3.84%			3.80%

(1)	Yields on loans and securities have been adjusted to a tax equivalent basis. Interest income has not been adjusted to a tax equivalent basis. The tax-equivalent adjustments for the six months ended June 30, 2010 and 2009 were $393 and $689, respectively.

(2)	Net loan fees of $2.3 million and $2.5 million are included in the yield computation for the six months ended June 30, 2010 and 2009, respectively.

(3)	Includes nonaccrual loans.

(4)	Net interest margin is computed by dividing net interest income by total average earning assets.

(5)	Net interest spread represents average yield earned on interest-earning assets less the average rate paid on interest-bearing liabilities.

(6)	Annualized

The table below sets forth the relative impact on net interest income of changes in the volume of earning assets and interest-bearing liabilities and changes in rates earned and paid by the Company on such assets and liabilities. For purposes of this table, nonaccrual loans have been included in the average loan balances.

	Three Months Ended June 30,			Six Months Ended June 30,
	2010 compared to 2009			2010 v. 2009
	Increase (Decrease)			Increase (Decrease)
	Due to Changes in (1)(2)			Due to Changes in (1)(2)
	Volume	Rate	Total	Volume	Rate	Total
	(in thousands)
Interest on securities:
Taxable	$1,639	$(2,679)	$(1,040)	$3,792	$(5,040)	$(1,248)
Tax-exempt	(109)	(163)	(272)	(307)	(327)	(634)
Federal funds sold	5	(160)	(155)	43	(168)	(125)
Loans	(60)	993	933	(595)	442	(153)
Short term investments	224	(11)	213	408	(30)	378
Restricted stock	—	25	25	—	52	52

Total interest income	1,699	(1,995)	(296)	3,341	(5,071)	(1,730)

Interest expense:
Interest checking	370	(473)	(103)	725	(746)	(21)
Savings and money market	472	(3,434)	(2,962)	1,259	(6,658)	(5,399)
Time deposits	1,202	(3,483)	(2,281)	2,852	(6,349)	(3,497)
Short-term borrowings	(1,587)	650	(937)	(3,442)	1,438	(2,004)
Long-term debt	—	(463)	(463)	—	(1,188)	(1,188)
Junior subordinated debt	(380)	175	(205)	(377)	113	(264)

Total interest expense	77	(7,028)	(6,951)	1,017	(13,390)	(12,373)

Net increase (decrease)	$1,622	$5,033	$6,655	$2,324	$8,319	$10,643

(1)	Changes due to both volume and rate have been allocated to volume changes.

(2)	Changes due to mark-to-market gains/losses under ASC 825 have been allocated to volume changes.
The increase in net interest income for the three and six months ended June 30, 2010 compared to 2009, was mostly attributable to decreased interest expense driven by declines in rates paid on interest bearing liabilities as well as decreased interest expense related to borrowings which have mostly been repaid. The cost of our average interest-bearing liabilities decreased to 1.22% from 2.05% for the three months ended June 30, 2010 compared to the same period in 2009. For the six months ended June 30, 2010 compared to 2009, average cost of interest-bearing liabilities decreased to 1.31% compared to 2.06%.
Provision for Credit Losses
The provision for credit losses in each period is reflected as a charge against earnings in that period. The provision is equal to the amount required to maintain the allowance for credit losses at a level that is adequate to absorb probable credit losses inherent in the loan portfolio. The provision for credit losses was $23.1 million and $51.9 million for the three and six months ended June 30, 2010, respectively compared to $37.6 million and $57.6 million for the same periods in 2009. Factors that impact the provision for credit losses are net charge-offs or recoveries, changes in the size and mix of the loan portfolio, the recognition of changes in current risk factors and specific reserves on impaired loans.
Non-interest Income (Loss)

The Company earned non-interest income (loss) primarily though fees related to trust and advisory services, services provided to loan and deposit customers, bank owned life insurance, investment securities gains and impairment charges, mark to market gains and other.
The following table presents a summary of non-interest income (loss) for the periods presented:

	Three Months Ended			Six Months Ended
	June 30,		Increase	June 30,		Increase
	2010	2009	(Decrease)	2010	2009	(Decrease)
	(in thousands)
Securities impairment charges	$(1,071)	$(1,674)	$603	$(1,174)	$(42,126)	$40,952
Portion of impairment charges recognized in other comprehensive loss (before taxes)	—	—	—	—	2,047	(2,047)

Net securities impairment charges recognized in earnings	(1,071)	(1,674)	603	(1,174)	(40,079)	38,905
Unrealized gain (loss) on assets and liabilities measured at fair value, net	6,250	(449)	6,699	6,551	3,622	2,929
Net gain on sale of investment securities	6,079	10,867	(4,788)	14,297	10,874	3,423
Gain on extinguishment of debt	3,000	—	3,000	3,000	—	3,000
Service charges	2,319	1,980	339	4,515	3,662	853
Trust and advisory fees	1,181	2,361	(1,180)	2,394	4,598	(2,204)
Operating lease income	967	894	73	1,931	1,897	34
Income from bank owned life insurance	780	435	345	1,499	949	550
Derivative gains (losses)	(69)	(67)	(2)	(136)	(130)	(6)
Other	1,324	1,100	224	2,512	2,226	286

Total non-interest income (loss)	$20,760	$15,447	$5,313	$35,389	$(12,381)	$47,770

The $5.3 million positive change in non-interest income for the three months ended June 30, 2010 compared to 2009 was mostly the result of increased unrealized net gains on assets and liabilities measured at fair value of $6.7 million, $6.0 million of which was gain on the fair value of the junior subordinated debt and an additional gain of $3 million recognized on repayment of the subordinated debt at a discount offset by decreased net gains from investment securities sales of $4.8 million and decreased trust and advisory income of $1.2 million. The Company estimates the fair value of the junior subordinated debt using a discounted cash flow model which incorporates the effect of the Company’s own credit risk in the fair value of the liabilities (Level 3). The Company evaluated recently priced offerings on individual issuances of trust preferred securities and estimated the discount rate based in part, on that information. The Company estimated the discount rate at 6.98%, which is a 645 basis spread over 3 month labor at June 30, 2010. As rates continue to change, these changes may have significant impact on the Company’s consolidated financial statements.
Total non-interest income for the six months ended June 30, 2010 compared to 2009 increased by $47.8 million primarily the result of the $38.9 million decrease in securities impairment charges. All other non-interest income categories improved with the exception of trust and advisory fees which declined by $2.2 million for the comparable periods mostly due to the divestiture of the majority interest in Miller/Russell and Associates, Inc at the end of last year which contributed $2.5 million in trust and advisory fees during this period in 2009.
Non-interest Expense
The following table presents a summary of non-interest expenses for the periods indicated:

	Three Months Ended			Six Months Ended
	June 30,		Increase	June 30,		Increase
	2010	2009	(Decrease)	2010	2009	(Decrease)
	(in thousands)
Salaries and employee benefits	$22,161	$23,384	$(1,223)	$43,601	$47,003	$(3,402)
Occupancy	4,828	5,196	(368)	9,615	10,416	(801)
Losses on sales/valuations of repossessed assets and bank premises, net	11,994	3,974	8,020	10,980	8,910	2,070
Insurance	3,759	5,061	(1,302)	7,251	6,708	543
Legal, professional and director fees	2,139	1,821	318	4,007	3,185	822
Repossessed assets and loan expenses	1,564	2,078	(514)	3,928	3,155	773
Customer service	1,154	1,127	27	2,219	2,144	75
Marketing	1,045	1,368	(323)	2,201	2,579	(378)
Intangible amortization	907	945	(38)	1,813	1,890	(77)
Data processing	793	1,215	(422)	1,584	2,352	(768)
Operating lease depreciation	647	838	(191)	1,336	1,757	(421)
Telephone	445	491	(46)	901	987	(86)
Travel and automobile	313	432	(119)	566	842	(276)
Audits and exams	291	505	(214)	924	971	(47)
Correspondent banking and wire transfer costs	274	379	(105)	625	779	(154)
Supplies	284	430	(146)	587	890	(303)
Goodwill impairment charge	—	—	—	—	45,000	(45,000)
Other	664	929	(265)	1,965	1,641	324

Total	$53,262	$50,173	$3,089	$94,103	$141,209	$(47,106)

Non-interest expense increased $3.1 million for the three months ended June 30, 2010 compared to the same period in 2009. This increase is the result of $8.0 million increase in net losses on sales/valuations of repossessed assets for the comparable periods due to continued volatility in the underlying property values. The Company has initiated a cost reduction program and was able to make positive progress in most of the other expense line items.
Total non-interest expense for the year to date 2010 compared to 2009 decreased $47.1 million mostly due to a non-cash goodwill impairment charge taken in the first quarter of 2009 of $45 million. In addition, the Company implemented a cost reduction program which has resulted in an additional $2.1 million net decline in expenses.
Income Taxes
The significant increase in the tax benefit recognized in the current quarter was primarily due to a $1.0 million decrease in the deferred tax asset valuation allowance related to capital gains of previously impaired ARPS securities. For the quarter ended June 30, 2010, the decrease in the effective tax rate was primarily due to the above mentioned reversal of a portion of the deferred tax asset valuation allowance on ARPS impaired securities.
Discontinued Operations
In the first quarter of 2010, the Company decided to sell its credit card segment, PartnersFirst, and has presented certain activities as discontinued operations. During the first quarter 2010, the Company transferred certain assets with balances at June 30, 2010 of $0.1 million to held-for-sale and reported a portion of its operations as discontinued. At June 30, 2010, the Company had $47.6 million of outstanding credit card loans which will have continuing cash flows related to the collection of these loans. These credit card loans are included in loans held for investment as of June 30, 2010 and December 31, 2009.
The following table summarizes the operating results of the discontinued operations for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	(in thousands)
Affinity card revenue	$459	$398	$950	$693
Non-interest expenses	(1,842)	(2,417)	(3,945)	(4,813)

Loss before income taxes	(1,383)	(2,019)	(2,995)	(4,120)
Income tax benefit	(581)	(953)	(1,258)	(1,686)

Net loss	$(802)	$(1,066)	$(1,737)	$(2,434)

Business Segment Results
Our Nevada banking segment, which is comprised of Bank of Nevada and First Independent Bank of Nevada, reported that loans declined $29 million during the second quarter of 2010 and declined $97.1 since December 31, 2009 to $2.36 billion at June 30, 2010. Deposits increased $251.7 million to $2.91 billion since December 31, 2009. Net loss for the Nevada banks was $9.6 million during the second quarter 2010, compared with a net loss of $3.0 million during the second quarter 2009. For the year to date 2010, the Nevada banks had a combined loss of $12.3 million compared to a net loss of $67.1 million for the same period in 2009 which included a $45.0 million goodwill impairment charge.
Our California banking segment, which is comprised of Torrey Pines Bank and Alta Alliance Bank, reported that loans increased $46 million during the second quarter 2010 and $106.1 million since December 31, 2009 to $980.7 million at June 30, 2010. Deposits decreased $123.3 million to $1.09 billion for the second quarter of 2010. Net income for the California banks was $2.6 million during the second quarter 2010 compared with net income of $4.4 million for the second quarter 2009. For the six months ended June 30, 2010, the California banking segment had net income of $3.1 compared to a net loss of $1.1 million for the comparable period of 2009.
Our Arizona banking segment includes Alliance Bank of Arizona, which reported loan growth of $54.3 million during the second quarter 2010 to $837.1 million. Total deposits have increased to $1.23 billion from $0.98 billion at December 31, 2009. Net income for the Arizona segment was $2.7 million during the second quarter 2010 compared with a net loss of $0.6 million during the second quarter 2009. For the six months ended June 30, 2010, Arizona had net income of $3.5 million compared to a net loss of $4.5 million for the comparable period of 2009.
Our Asset Management business line, which includes Shine Investments Advisory Services and Premier Trust, had assets under management of $903 million at June 30, 2010, compared to $865 million at December 31, 2009, excluding Miller/Russell and Associates, which was divested on December 31, 2009. Net income for the Asset Management segment for the second quarter and six months ended June 30, 2010 was $0.1 million and $0.2 million, respectively compared with net income of $0.1 million during the second quarter and year to date 2009. The income for 2009 included Miller/Russell and Associates which was divested at the end of 2009.
Balance Sheet Analysis
Total Assets
Total assets increased to $5.96 billion or 3.58% at June 30, 2010 from December 31, 2009. The majority of this increase was in cash and liquid assets of $114.8 million, investment securities of $32.8 million, net loans of $48.9 million and other repossessed assets of $21.0 million.
Loans
Total loans increased $50.3 million to $4.13 billion at June 30, 2010. The majority of the increase was in the commercial real estate portfolio of $135.4 million and in commercial leases of $38.3 million which were partially offset by declined loan balances in construction and land of $90.8 million and residential real estate of $32.3 million. The Company is focused on pursuing quality lending opportunities and other loan portfolio strategies.
The following table shows the amounts of loans outstanding by type of loan at the end of each of the periods indicated.

	June 30,	December 31,
	2010	2009
	(in thousands)
Construction and land development	$532,409	$623,198
Commercial real estate — owner occupied	1,234,082	1,091,363
Commercial real estate — non-owner occupied	925,976	933,261
Residential real estate	536,061	568,319
Commercial and industrial	677,388	685,089
Commercial leases	155,427	117,104
Consumer	74,604	80,300
Deferred fees and unearned income net	(5,997)	(18,995)

	4,129,950	4,079,639
Allowance for credit losses	(110,012)	(108,623)

Total loans, net	$4,019,938	$3,971,016

Concentrations of Lending Activities
The Company’s lending activities are primarily driven by the customers served in the market areas where the Company has branch offices in the States of Nevada, California and Arizona. The Company monitors concentrations within five broad categories: geography, industry, product, call code, and collateral. The Company grants commercial, construction, real estate and consumer loans to customers through branch offices located in the Company’s primary markets. The Company’s business is concentrated in these areas and the loan portfolio includes significant credit exposure to the commercial real estate market of these areas. As of June 30, 2010 and December 31, 2009, commercial real estate related loans which include construction and land accounted for approximately 65% of total loans, respectively, and approximately 3% and 5% of commercial real estate loans, respectively, are secured by undeveloped land. Substantially all of these loans are secured by first liens with an initial loan to value ratio of generally not more than 75%. Approximately 57% and 54% of total commercial real estate loans were owner occupied at June 30, 2010 and December 31, 2009, respectively. In addition, approximately 4% of total loans were unsecured as of June 30, 2010 and December 31, 2009, respectively.
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
The following table summarizes nonperforming assets:

	June 30,	December 31,
	2010	2009
	(in thousands)
Nonaccrual loans	$134,264	$153,702
Loans past due 90 days or more on accrual status	8,233	5,538
Troubled debt restructured loans (accruing)	70,303	46,480

Total nonperforming loans	212,800	205,719
Foreclosed collateral	104,365	83,347

Total nonperforming assets	$317,165	$289,066

The following table summarizes the loans for which the accrual of interest has been discontinued, loans past due 90 days or more and still accruing interest, restructured loans, and other impaired loans:

	June 30,	December 31,
	2010	2009
	(dollars in thousands)
Total nonaccrual loans	$134,264	$153,702
Loans past due 90 days or more and still accruing	8,233	5,538

Total nonperforming loans	142,497	159,240
Restructured loans	70,303	46,480
Other impaired loans	5,560	27,752

Total impaired loans	$218,360	$233,472

Other repossessed assets	$104,365	$83,347
Nonaccrual loans to gross loans	3.25%	3.77%
Loans past due 90 days or more and still accruing to total loans	0.20	0.14
For the three and six months ended June 30, 2010, interest income recognized on nonaccrual loans totaled $0.8 million and $1.3 million. Interest income that would have been recorded under the original terms of the nonaccrual loans during the period was $0.1 million and $1.3 million for the three and six months ended June 30, 2010 and $2.0 million and $2.7 million for the three and six months ended June 30, 2009.
The composite of nonaccrual loans were as follows as of the dates indicated:

	At June 30, 2010			At December 31, 2009
	Nonaccrual		Percent of	Nonaccrual		Percent of
	Balance	%	Total Loans	Balance	%	Total Loans
			(dollars in thousands)
Construction and land development	$39,896	29.70%	0.97%	$64,079	41.69%	1.57%
Residential real estate	34,514	25.71%	0.83%	30,000	19.52%	0.73%
Commercial real estate	48,734	36.30%	1.18%	42,253	27.49%	1.04%
Commercial and industrial	10,535	7.85%	0.26%	17,134	11.15%	0.42%
Consumer	585	0.44%	0.01%	236	0.15%	0.01%

Total nonaccrual loans	$134,264	100.00%	3.25%	$153,702	100.00%	3.77%

At June 30, 2010 and December 31, 2009, nonaccrual loans totaled $134.3 million and $153.7 million, respectively. Nonaccrual loans at June 30, 2010 consisted of 240 loans with the highest single customer loan balance of $6.9 million. The decrease in total nonaccrual loans is primarily due to charge-offs.
Impaired Loans
A loan is identified as impaired when it is probable that interest and principal will not be collected according to the contractual terms of the loan agreement. Most impaired loans are classified as nonaccrual. However, there are some loans that are termed impaired due to doubt regarding collectability according to contractual terms, but are both fully secured by collateral and are current in their interest and principal payments. These impaired loans are not classified as nonaccrual. A valuation allowance is established for an impaired loan when the fair value of the loan is less than the recorded investment. Impaired loans are measured in accordance with FASB ASC 310, Receivables (“ASC 310”), utilizing the fair value of the collateral for collateral dependent loans or an analysis of the discounted cash flows.
At June 30, 2010 and December 31, 2009 the aggregate total amount of loans classified as impaired was $218.4 million and $233.5 million, respectively. The total specific allowance for credit losses related to these loans was $10.3 million and $13.4 million as of June 30, 2010 and December 31, 2009, respectively. Impaired construction and land development loans and impaired commercial and industrial loans declined by $27.8 million and $6.8 million, respectively since December 31, 2009 primarily due to charge-offs or transfers to other real estate owned (“OREO”). This decline was partially offset by increased impaired loans related to commercial real estate of $12.6 million and residential real estate of $6.5 million at June 30, 2010. Consumer impaired loans increased slightly by $0.4 million. The decline in the specific reserves related to these loans of $3.1 million from December 31, 2009 to June 30, 2010 is mostly the result of charge-offs. At June 30, 2010 and December 31, 2009, loans classified as restructured loans as defined by ASC 310 totaled $70.3 million and $46.5 million, respectively. At June 30, 2010, restructured loans consisted of 56.7% commercial real estate, 29.2% construction and land, 12.5% residential real estate, 1.5% commercial and industrial and 0.1% consumer.

The following table includes the breakdown of total impaired loans and the related specific reserves:

	At June 30, 2010
	Impaired		Percent of	Reserve		Percent of
	Balance	Percent	Total Loans	Balance	Percent	Total Allowance
Construction and land development	$61,514	28.17%	1.49%	$3,439	33.43%	3.13%
Residential real estate	46,141	21.13%	1.12%	1,723	16.75%	1.57%
Commercial real estate	97,969	44.87%	2.37%	2,068	20.10%	1.88%
Commercial and industrial	12,100	5.54%	0.29%	2,770	26.93%	2.52%
Consumer	636	0.29%	0.02%	287	2.79%	0.26%

Total impaired loans	$218,360	100.00%	5.29%	$10,287	100.00%	9.36%

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
Our allowance for credit loss methodology incorporates several quantitative and qualitative risk factors used to establish the appropriate allowance for credit losses at each reporting date. Quantitative factors include our historical loss experience, delinquency and charge-off trends, collateral values, changes in the level of nonperforming loans and other factors. Qualitative factors include the economic condition of our operating markets and the state of certain industries. Specific changes in the risk factors are based on perceived risk of similar groups of loans classified by collateral type, purpose and terms. An internal one-year and three-year loss history are also incorporated into the allowance calculation model. Due to the credit concentration of our loan portfolio in real estate secured loans, the value of collateral is heavily dependent on real estate values in Nevada, Arizona and California, which have declined significantly in recent periods. While Management uses the best information available to make its evaluation, future adjustments to the allowance may be necessary if there are significant changes in economic or other conditions. In addition, the FDIC, and state banking regulatory agencies, as an integral part of their examination processes, periodically review our subsidiary banks’ allowances for credit losses, and may require the Company to make additions to our allowance based on their judgment about information available to them at the time of their examinations. Management regularly reviews the assumptions and formulae used in determining the allowance and makes adjustments if required to reflect the current risk profile of the portfolio.
The allowance consists of specific and general components. The specific allowance relates to impaired loans. In general, impaired loans include those where interest recognition has been suspended, loans that are more than 90 days delinquent but because of adequate collateral coverage income continues to be recognized, and other classified loans not paying substantially according to the original contract terms. For such loans, an allowance is established when the discounted cash flows, collateral value or observable market price of the impaired loan are lower than the carrying value of that loan, pursuant to ASC 310. Loans not collateral dependent are evaluated based on the expected future cash flows discounted at the current contractual interest rate. The amount to which the present value falls short of the current loan obligation will be set up as a reserve for that account.
The Company uses an appraised value method to determine the need for a reserve on collateral dependent loans and further discounts the appraisal for disposition costs. Due to the rapidly changing economic and market conditions of the regions within which we operate, the Company obtains independent collateral valuation analysis on a regular basis for each loan, typically every six months.

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
The following table summarizes the activity in our allowance for credit losses for the periods indicated.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	(dollars in thousands)
Allowance for credit losses:
Balance at beginning of period	$112,724	$77,184	$108,623	$74,827
Provisions charged to operating expenses	23,115	37,573	51,862	57,557
Recoveries of loans previously charged-off:
Construction and land development	1,800	212	2,209	212
Commercial real estate	808	—	830	—
Residential real estate	295	143	526	194
Commercial and industrial	573	501	1,811	871
Consumer	14	96	81	125

Total recoveries	3,490	952	5,457	1,402
Loans charged-off:
Construction and land development	7,921	10,381	16,559	12,231
Commercial real estate	7,827	6,310	13,711	7,427
Residential real estate	7,835	6,427	13,690	12,554
Commercial and industrial	4,602	7,355	9,359	15,320
Consumer	1,132	1,093	2,611	2,111

Total charged-off	29,317	31,566	55,930	49,643
Net charge-offs	25,827	30,614	50,473	48,241

Balance at end of period	$110,012	$84,143	$110,012	$84,143

Net charge-offs to average loans (annualized)	2.53%	3.00%	2.48%	2.36%
Allowance for credit losses to gross loans	2.66%	2.09%
Net charge-offs totaled $25.8 million and $30.6 million for the three months ended June 30, 2010 and June 30, 2009, respectively. Year to date 2010 net charges off totaled $50.5 million compared to $48.2 million for 2009. The provision for credit losses was $23.1 million for the second quarter of 2010 compared to $37.6 million for the same periods in 2009. For the six month period ended June 30, 2010 and 2009, the provision for credit losses was $51.9 and $57.6 million, respectively. The decrease in the allowance for credit losses is driven by increased loan charge-offs related to loans with specific reserves, changes in the mix of loans and the addition of investment grade lease loans of $44.9 million which have low historical loss rates due to the high quality of the borrowers.
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

	Allowance for Credit Losses at June 30, 2010
	(dollars in thousands)
		% of Total	% of Loans in
		Allowance For	Each Category
	Amount	Loan Losses	to Gross Loans
Construction and land development	$29,499	26.81%	12.87%
Commercial real estate	24,286	22.08%	52.23%
Residential real estate	19,889	18.08%	12.96%
Commercial and industrial	30,727	27.93%	20.14%
Consumer	5,611	5.10%	1.80%

Total	$110,012	100.00%	100.00%

Potential Problem Loans
The Company classifies loans consistent with federal banking regulations using a nine category grading system. These loan grades are described in further detail in the Company’s Annual Report on Form 10-K for 2009, “Item 1 Business.” The following table presents information regarding potential problem loans, consisting of loans graded watch, substandard and doubtful, but still performing and not impaired as of the dates indicated:

	At June 30, 2010
	# of	Loan		Percent of
	Loans	Balance	Percent	Total Loans
	(dollars in thousands)
Construction and land development	62	$94,143	20.81%	1.60%
Commercial real estate	152	159,434	50.12%	3.86%
Residential real estate	79	29,183	9.17%	0.71%
Commercial and industrial	281	61,967	19.48%	1.50%
Consumer	29	1,339	0.42%	0.03%

Total potential problem loans	603	$346,066	100.00%	7.70%

Our potential problem loans consisted of 603 loans and totaled approximately $346.1 million at June 30, 2010. These loans are primarily secured by real estate.
Investment Securities
Investment securities are classified as either held-to-maturity, available-for-sale, or measured at fair value based upon various factors, including asset/liability management strategies, liquidity and profitability objectives, and regulatory requirements. Held-to-maturity securities are carried at amortized cost, adjusted for amortization of premiums or accretion of discounts. Available-for-sale securities are securities that may be sold prior to maturity based upon asset/liability management decisions. Investment securities identified as available-for-sale are carried at fair value. Unrealized gains or losses on available-for-sale securities are recorded as accumulated other comprehensive income in stockholders’ equity. Amortization of premiums or accretion of discounts on mortgage-backed securities is periodically adjusted for estimated prepayments. Investment securities measured at fair value are reported at fair value, with unrealized gains and losses included in current period earnings.
The carrying value of investment securities at June 30, 2010 and December 31, 2009 was as follows:

	At June 30,	At December 31,
	2010	2009
	(in thousands)
Ginne Mae, Freddie Mac, and Fannie Mae residential mortgage-backed securities	$517,924	$655,073
U.S. Government-sponsored agency debt securities	253,453	2,479
Private label residential mortgage-backed securities	11,693	18,175
Municipal obligations	2,635	5,380
Adjustable rate preferred stock	14,248	18,296
Collateralized debt obligations	793	918
Trust preferred securities	23,886	22,050
FDIC guaranteed corporate bonds	—	71,190
Other	18,894	17,189

Total investment securities	$843,526	$810,750

Gross unrealized losses on investment securities at June 30, 2010 are primarily caused by interest rate fluctuations, credit spread widening and reduced liquidity in applicable markets. The Company has reviewed securities on which there is an unrealized loss in accordance with its accounting policy for other than temporary impairment (“OTTI”) as described in Note 4, Investment Securities, and recorded impairment charges totaling $1.1 million and $1.2 million for the three and six months ended June 30, 2010. This impairment related to the collateralized debt obligations (“CDO”). For the three and six months ended June 30, 2009, the Company recorded securities impairment of $1.7 million and $40.1 million, respectively. For the six months ended June 30, 2009 the impairment charges included $36.4 million related to adjustable rate preferred stock (“ARPS”), $2.0 million related to the Company’s collateralized mortgage obligation (“CMO”) portfolio and $1.6 million additional impairment of CDOs.
The Company does not consider any other securities to be other-than-temporarily impaired as of June 30, 2010 and December 31, 2009. However, without recovery in the near term such that liquidity returns to the applicable markets and spreads return to levels that reflect underlying credit characteristics, additional OTTI may occur in future periods.
Goodwill
Goodwill is created when a Company acquires a business. When a business is acquired, the purchased assets and liabilities are recorded at fair value and intangible assets are identified. Excess consideration paid to acquire a business over the fair value of the net assets is recorded as goodwill. The Company’s annual goodwill impairment testing date is October 1.
During the first quarter 2009, as a result of the significant decline in the Company’s stock price and depressed economic conditions among financial institutions in general, the Company determined that it was necessary to perform an interim test for goodwill impairment. As a result of the March 31, 2009 goodwill impairment test, the Company determined that the Bank of Nevada reporting unit was impaired by $45.0 million. The Company determined that there was no triggering event or other factor to indicate an interim test of goodwill impairment for the first two quarters of 2010 was necessary.
The goodwill impairment charges had no effect on the Company’s cash balances or liquidity. In addition, because goodwill is not included in the calculation of regulatory capital, the Company’s regulatory ratios were not affected by this non-cash expense. No assurance can be given that goodwill will not be further impaired in future periods.
Deferred Tax Asset
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

Although realization is not assured, the Company believes that the realization of the recognized net deferred tax asset of $68.1 million at June 30, 2010 is more likely than not based on expectations as to future taxable income and based on available tax planning strategies as defined in ASC 740 that could be implemented if necessary to prevent a carryforward from expiring.
The most significant source of these timing differences is the credit loss reserve build which accounts for most of the net deferred tax asset. In general, the Company will need to generate approximately $188 million of taxable income during the respective carryforward periods to fully realize its deferred tax assets.
As a result of the recent losses, the Company is in a three-year cumulative pretax loss position at June 30, 2010. A cumulative loss position is considered significant negative evidence in assessing the realizability of a deferred tax asset. The Company has concluded that there is sufficient positive evidence to overcome this negative evidence. This positive evidence includes Company forecasts, exclusive of tax planning strategies that show realization of deferred tax assets by December 31, 2013 based on current projections, or by December 31, 2014 under stressed conditions. In addition, the Company has evaluated tax planning strategies, including potential sales of businesses and assets in which it could realize the excess of appreciated value over the tax basis of its assets. The amount of deferred tax assets considered realizable, however, could be significantly reduced in the near term if estimates of future taxable income during the carryforward period are significantly lower than forecasted due to deterioration in market conditions.
Based on the above discussion, the net operating loss carryforward of 20 years provides sufficient time to utilize deferred federal and state tax assets pertaining to the existing net operating loss carryforwards and any NOL that would be created by the reversal of the future net deductions that have not yet been taken on a tax return.
Deposits
Deposits have been the primary source for funding the Company’s asset growth. At June 30, 2010, total deposits were $5.23 billion, compared to $4.72 billion at December 31, 2009. The deposit growth of $508.0 million or 10.8% was primarily driven by increased non-interest bearing deposits of $173.3 million or 15.0% and growth in total interest-bearing deposits of $334.7 million. The growth in interest bearing deposits is attributable to increased interest bearing demand deposits of $248.7 million, increased savings and money market deposits of $93.4 million partially offset by declined certificate of deposits of $7.5 million.
In February, 2009, Bank of Nevada was selected to acquire the deposits and certain assets of the former Security Savings Bank (Henderson, Nevada). On February 27, 2009, Security Savings Bank was closed by the Nevada Financial Institutions Division, and the FDIC was named receiver. Bank of Nevada agreed to assume all of the failed bank’s deposits, totaling approximately $132 million, excluding brokered deposits. Bank of Nevada paid no premium to acquire the deposits. No loans were acquired in this transaction.
The Company continues to pursue financially sound borrowers whose financing sources are unable to service their current needs as a result of liquidity or other concerns, seeking both their lending and deposits business. Although there can be no assurance that the Company’s efforts will be successful, we are seeking to take advantage of the current disruption in our markets to continue to grow market share, assets and deposits in a prudent fashion, subject to applicable regulatory limitations.
The following table provides the average balances and weighted average rates paid on deposits for the three and six months ended June 30, 2010.

	Three Months Ended		Six Months Ended
	June 30, 2010		June 30, 2010
	Average		Average
	Balance/Rate		Balance/Rate
	(dollars in thousands)
Interest checking (NOW)	$579,587	0.51%	$515,138	0.59%
Savings and money market	1,837,991	0.91	1,811,247	0.99
Time	1,518,296	1.62	1,500,548	1.72

Total interest-bearing deposits	3,935,874	1.13	3,826,933	1.22
Non-interest bearing demand deposits	1,279,225	—	1,215,074	—

Total deposits	$5,215,099	0.85%	$5,042,007	0.93%

Customer repurchase agreements declined $136.1 million from December 31, 2009 to June 30, 2010 due primarily to the transfer of customer funds to other products offered by our banks.
Other Assets Acquired Through Foreclosure
The following table presents the changes in other assets acquired through foreclosure:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	(in thousands)
Balance, beginning of period	$105,637	$16,455	$83,347	$14,545
Additions	15,349	32,183	48,303	41,246
Dispositions	(4,319)	(2,378)	(14,210)	(5,147)
Valuation adjustments in the period, net	(12,302)	(4,113)	(13,075)	(8,497)

Balance, end of period	$104,365	$42,147	$104,365	$42,147

Other assets acquired through foreclosure consist primarily of properties acquired as a result of, or in-lieu-of, foreclosure. Properties or other assets (primarily repossessed assets formerly leased) are classified as other real estate owned and other repossessed property and are reported at the lower of carrying value or fair value, less estimated costs to sell the property. Costs relating to the development or improvement of the assets are capitalized and costs relating to holding the assets are charged to expense. For the three and six months ended June 30, 2010, the Company recorded a net loss on repossessed asset sales and valuation adjustments of $12.0 million and $11.0 million, respectively compared to a net loss of $4.0 million and $8.9 million for the comparable periods 2009. The net loss for the three months ended June 30 2010, primarily relates to $0.3 million net loss on sales of other repossessed assets and $11.7 million net loss from both positive and negative valuation adjustments on OREO and other repossessed assets. The net loss for the six month period ended June 30, 2010 mostly relates to $0.2 million of net gain on sales of other repossessed assets and $11.2 million net loss from both positive and negative valuation adjustments on OREO and other repossessed assets. When significant adjustments were based on unobservable inputs, such as when a current appraised value is not available or management determines the fair value of the collateral is further impaired below appraised value and there is no observable market price, the resulting fair value measurement has been categorized as a Level 3 measurement. At June 30, 2010, approximately 81%, 16% and 3% of OREO properties were located in Nevada, California and Arizona, respectively.
Junior Subordinated Debt
The Company measures the balance of the junior subordinated debt at fair value which was $36.3 million and $42.4 million at June 30, 2010 and December 31, 2009, respectively. The difference between the aggregate fair value of junior subordinated debt of $36.3 million and the aggregate unpaid principal balance of $66.5 million was $30.2 million at June 30, 2010.
Liquidity
The Company’s ability to have readily available funds sufficient to repay fully maturing liabilities is of primary importance to depositors, creditors and regulators. Our liquidity, represented by cash and amounts due from banks, federal funds sold, and available-for-sale securities, is a result of operating, investing and financing activities and the related cash flows. In order to ensure funds are available when necessary, on at least a quarterly basis, we project the amount of funds that will be required over the subsequent 180 days, and we strive to maintain relationships with a diversified customer base. As of June 30, 2010, the Company’s cash and cash equivalents balance was $560.6 million and unencumbered investment securities balance was $434.8 million, all representing 16.7% of total assets.
Liquidity requirements can also be met through short-term borrowings. As of June 30, 2010, we had unused borrowing lines at correspondent banks totaling $59.0 million, $48.0 million on an unsecured basis and $11.0 million secured. In addition, loans and available-for-sale securities pledged to the FHLB provided for $803.0 million in secured borrowing capacity of which only $10.1 million was being utilized as of June 30, 2010. Loans and securities pledged to the FRB discount window provided for $437.3 million in borrowing capacity with no outstanding borrowings from the FRB as of June 30, 2010. Overall, as of June 30, 2010, we had total secured remaining borrowing capacity of $1.24 billion.

Core deposits may increase our need for liquidity as certificates of deposit mature or are withdrawn before maturity and as non-maturity deposits, such as checking and savings account balances, are withdrawn. Additionally, we are exposed to the risk that customers with large deposit balances will withdraw all or a portion of such deposits, due in part to the FDIC limitations on the amount of insurance coverage provided to depositors. To mitigate the uninsured deposit risk, we utilize the Certificate of Deposit Account Registry Service (“CDARS”) program, which allows customers to invest up to $50 million in certificates of deposit through one participating financial institution, with the entire amount being covered by FDIC insurance. As of June 30, 2010, we had $347.3 million of CDARS deposits.
As of June 30, 2010, we had $36.6 million of wholesale brokered deposits outstanding. Brokered deposits are generally considered to be deposits that have been received from a registered broker that is acting on behalf of that broker’s customer. We do not anticipate using brokered deposits as a significant liquidity source in the near future.
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
Quantitative measures established by regulation to ensure capital adequacy require the Company and the Banks to maintain minimum amounts and ratios of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of June 30, 2010, that the Company and the Banks meet all capital adequacy requirements to which they are subject.
As of June 30, 2010, the Company and each of its banking subsidiaries exceeded the minimum capital ratios necessary to be considered “well-capitalized” under applicable federal capital guidelines. To be categorized as well-capitalized, the Banks must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the table below. In addition to the minimum capital ratios noted below, as described in “Part II Other Information, Item 1 — Legal Proceedings”, certain of the Company’s banking subsidiaries are required to maintain higher levels of Tier 1 capital than otherwise would be required to be considered well-capitalized.
The actual capital amounts and ratios for the Company are presented in the following table:

			Adequately-		Minimum For
			Capitalized		Well-Capitalized
	Actual		Requirements		Requirements
As of June 30, 2010	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
Total Capital (to Risk Weighted Assets)	605,378	13.0%	372,033	8.0%	465,041	10.0%
Tier I Capital (to Risk Weighted Assets)	546,527	11.7	186,016	4.0	279,025	6.0
Leverage ratio (to Average Assets)	546,527	9.1	239,695	4.0	299,618	5.0

			Adequately-		Minimum For
			Capitalized		Well-Capitalized
	Actual		Requirements		Requirements
As of December 31, 2009	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
Total Capital (to Risk Weighted Assets)	666,287	14.4%	370,159	8.0%	462,699	10.0%
Tier I Capital (to Risk Weighted Assets)	547,746	11.8	185,677	4.0	278,515	6.0
Leverage ratio (to Average Assets)	547,746	9.5	229,944	4.0	287,431	5.0
On April 21, 2010, the Company entered into a stock purchase agreement in which the Company agreed to sell its entire interest in Premier Trust, Inc. to an unrelated third party. The closing of the transaction, which is subject to customary conditions, is expected to occur in the third quarter of 2010.

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
Interest rate risk is addressed by each Bank’s respective ALCO, (or its equivalent), which includes members of executive management, senior finance and operations. ALCO monitors interest rate risk by analyzing the potential impact on the net economic value of equity and net interest income from potential changes in interest rates, and considers the impact of alternative strategies or changes in balance sheet structure. We manage our balance sheet in part to maintain the potential impact on economic value of equity and net interest income within acceptable ranges despite changes in interest rates.
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
The following table shows our projected change in economic value of equity for this set of rate shocks at June 30, 2010.
Economic Value of Equity

	Interest Rate Scenario (change in basis points)
Present Value (000’s)	Down 200	Down 100	Base	UP 100	UP 200	Up 300

Assets	$6,163,206	$6,065,756	$5,962,872	$5,854,985	$5,755,326	$5,659,596
Liabilities	$5,406,567	$5,352,105	$5,251,952	$5,140,852	$5,035,837	$4,937,589
Net Present Value	$756,639	$713,651	$710,920	$714,133	$719,489	$722,007
% Change	6.43%	0.38%		0.45%	1.21%	1.56%
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
Net Interest Income Simulation. In order to measure interest rate risk at June 30, 2010, we used a simulation model to project changes in net interest income that result from forecasted changes in interest rates. This analysis calculates the difference between twelve months of net interest income forecasted using an immediate increase and decrease in interest rates and a twelve month net interest income forecast using a flat market interest rate environment derived from spot yield curves typically used to price our assets and liabilities. The income simulation model includes various assumptions regarding the re-pricing relationships for each of our products. Many of our assets are floating rate loans, which are assumed to re-price immediately, and proportional to the change in market rates, depending on their contracted index. Some loans and investments include the opportunity of prepayment (embedded options), and accordingly the simulation model uses estimated market speeds to derive prepayments and reinvests proceeds at modeled yields. Our non-term deposit products re-price more slowly, usually changing less than the change in market rates and at our discretion.
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
This simulation model assesses the changes in net interest income that would occur in response to an instantaneous and sustained increase or decrease (shock) in market interest rates of + or – 100, 200, or 300 basis points. At June 30, 2010, our net interest margin exposure related to these hypothetical changes in market interest rates was within the current guidelines established by the Company.
Sensitivity of Net Interest Income

	Interest Rate Scenario (change in basis points)
(in 000’s)	Down 200	Down 100	Flat	UP 100	UP 200	Up 300

Interest Income	$269,203	$277,072	$287,250	$300,600	$315,559	$333,635
Interest Expense	$21,531	$28,554	$41,882	$61,607	$81,596	$101,715
Net Interest Income	$247,672	$248,518	$245,368	$238,993	$233,963	$231,920
% Change	0.94%	1.28%		-2.60%	-4.65%	-5.48%
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
Changes in Internal Control over Financial Reporting
There have not been any changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2010, which have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
As previously disclosed in our Annual Report on Form 10-K, certain of the Company’s banking subsidiaries, including Bank of Nevada, have been placed under informal supervisory oversight by banking regulators in the form of memoranda of understanding. The oversight requires enhanced supervision by the Board of Directors of each affected bank, and the submission of written plans addressing such matters as asset quality, credit underwriting and administration, and loan concentrations, as well as the formulation and adoption of comprehensive strategic plans. In certain cases, including Bank of Nevada the affected bank may be prohibited from paying dividends to the Company without prior regulatory approval and/or required to maintain higher levels of Tier 1 capital than otherwise would be required to be considered well-capitalized under federal capital guidelines. In addition, the affected banks are required to provide regulators with prior notice of certain management and director changes, and, in certain cases, to obtain their non-objection before engaging in a transaction that would materially change its balance sheet composition. The Company believes each affected bank is in full compliance with the requirements of the applicable memorandum of understanding.
Following a compliance examination of the Company’s Torrey Pines Bank subsidiary completed in 2009, the FDIC advised the bank that it believes that the bank’s PartnersFirst credit card division’s underwriting practices violate the Equal Credit Opportunity Act (“ECOA”) and, solely as a consequence of this finding, assigned the bank a “needs to improve” rating under the Community Reinvestment Act (“CRA”). The bank strongly contests the FDIC’s allegations, but has nonetheless modified PartnersFirst’s underwriting procedures to address the FDIC’s concerns. The FDIC further claims that the alleged ECOA violation was the result of weaknesses in the bank’s governance and management practices. As previously disclosed in our Annual Report on Form 10-K, to address these alleged weaknesses, the Federal Deposit Insurance Corporation (“FDIC”) and the bank entered into a Consent Order in November of 2009 with respect to the Company’s subsidiary, pursuant to which the bank agreed to maintain its Tier 1 capital at no less than 8 percent of the bank’s total assets for the duration of the Order, and to enhance a variety of its policies, procedures and processes regarding management and board oversight, holding company and affiliate transactions, compliance programs with training, monitoring and audit procedures, and risk management. The Company believes Torrey Pines Bank is in full compliance with the requirements set forth in the Consent Order.
Item 1A. Risk Factors
There have not been any material changes to the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, other than as set forth below.
The Company is subject to a U.S. federal income tax audit in respect of the claim of certain deductions arising from the impairment of our collateralized debt obligations, which resulted in an approximately $40 million tax refund for the 2006 and 2007 taxable periods.
     The Company is subject to a U.S. federal income tax audit in respect of the claim of certain deductions arising from the impairment of our collateralized debt obligations, or CDOs, which resulted in an approximately $37 million tax refund for the 2006 and 2007 taxable periods. To date, the Internal Revenue Service has not asserted any proposed adjustments or assessments with respect to the audit. Although we believe that the CDO related deductions will be respected for U.S. federal income tax purposes, there can be no assurance that the Internal Revenue Service would not successfully challenge some or all of such deductions. If the Internal Revenue Service were to successfully challenge some or all of such deductions, the Company may be subject to a tax liability in the amount of the $37 million refund, or portion thereof (excluding penalties or interest). The Company has not accrued a reserve for this potential exposure.
We operate in a highly regulated environment and the laws and regulations that govern our operations, corporate governance, executive compensation and accounting principles, or changes in them, or our failure to comply with them, may adversely affect us.
     The Company is subject to extensive regulation, supervision, and legislation that governs almost all aspects of our operations. See “Management’s Discussion and Analysis — Supervision and Regulation” included in our Annual Report on Form 10-K for the year ended December 31, 2009. Intended to protect customers, depositors and deposit insurance funds, these laws and regulations, among other matters, prescribe minimum capital requirements, impose limitations on the business activities in which we can engage, limit the dividends or distributions that our banking institutions can pay to our holding company, restrict the ability of institutions to guarantee our parent company’s debt, impose certain specific accounting requirements on us that may be more restrictive and may result in greater or earlier charges to earnings or reductions in our capital than generally accepted accounting principles, among other things. Compliance with laws and regulations can be difficult and costly, and changes to laws and regulations often impose additional compliance costs. Further, the Company’s failure to comply with these laws and regulations, even if the failure follows good faith effort or reflects a difference in interpretation, could subject the Company to additional restrictions on its business activities, fines and other penalties, any of which could adversely affect our results of operations, capital base and the price of our securities.
     On July 21, 2010, President Obama signed the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, into law. The Dodd-Frank Act will have a broad impact on the financial services industry, including significant regulatory and compliance changes. Many of the requirements called for in the Dodd-Frank Act will be implemented over time and most will be subject to implementing regulations over the course of several years. Given the uncertainty associated with the manner in which the provisions of the Dodd-Frank Act will be implemented by the various regulatory agencies and through regulations, the full extent of the impact such requirements will have on our operations is unclear. The changes resulting from the Dodd-Frank Act may impact the profitability of our business activities, require changes to certain of our business practices, impose upon us more stringent capital, liquidity and leverage requirements or otherwise adversely affect our business. In particular, the potential impact of the Dodd-Frank Act on our operations and activities, both currently and prospectively, include, among others:
•	a reduction in our ability to generate or originate revenue-producing assets as a result of compliance with heightened capital standards;
•	increased cost of operations due to greater regulatory oversight, supervision and examination of banks and bank holding companies, and higher deposit insurance premiums;

•	the limitation on our ability to raise capital through the use of trust preferred securities as these securities may no longer be included as Tier 1 capital going forward; and

•	the limitation on our ability to expand consumer product and service offerings due to anticipated stricter consumer protection laws and regulations.
     Further, we may be required to invest significant management attention and resources to evaluate and make any changes necessary to comply with new statutory and regulatory requirements under the Dodd-Frank Act. Failure to comply with the new requirements may negatively impact our results of operations and financial condition. While we cannot predict what effect any presently contemplated or future changes in the laws or regulations or their interpretations would have on us, these changes could be materially adverse to our investors.
State and federal banking agencies periodically conduct examinations of our business, including for compliance with laws and regulations, and our failure to comply with any supervisory actions to which we become subject as a result of such examinations may adversely affect us.
     State and federal banking agencies periodically conduct examinations of our business, including for compliance with laws and regulations. If, as a result of an examination, the FDIC or FRB were to determine that the financial condition, capital resources, asset quality, earnings prospects, management, liquidity or other aspects of any of the banks’ operations had become unsatisfactory, or that any of the banks or their management was in violation of any law or regulation, the FDIC or FRB may take a number of different remedial actions as it deems appropriate. These actions include the power to enjoin “unsafe or unsound” practices, to require affirmative actions to correct any conditions resulting from any violation or practice, to issue an administrative order that can be judicially enforced, to direct an increase in the bank’s capital, to restrict the bank’s growth, to assess civil monetary penalties against the bank’s officers or directors, to remove officers and directors and, if the FDIC concludes that such conditions cannot be corrected or there is an imminent risk of loss to depositors, to terminate the bank’s deposit insurance. Under Nevada, Arizona and California law, the respective state banking supervisory authority has many of the same remedial powers with respect to its state-chartered banks.
     Although we believe that we are currently in compliance with the terms of the of the consent order and memoranda of understanding described in Item 1 of Part II of this Quarterly Report on Form 10-Q, if we were unable to comply with these terms in the future, or if we were unable to comply with the terms of any future supervisory requirements to which we may become subject, then we could become subject to additional supervisory actions and orders, including cease and desist orders, prompt corrective action and/or other regulatory enforcement actions. If our regulators were to take such additional supervisory actions, then we could, among other things, become subject to greater restrictions on our ability to develop any new business, as well as restrictions on our existing business, and we could be required to raise additional capital, dispose of certain assets and liabilities within a prescribed period of time, or both. Failure to implement the measures in the time frames provided, or at all, could result in additional orders or penalties from federal and state regulators, which could result in one or more of the remedial actions described above. The terms of any such supervisory action and the consequences associated with any failure to comply therewith could have a material negative effect on our business and operating flexibility and financial condition.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a) There were no unregistered sales of equity securities during the period covered by this report.
(b) None
(c) None.
Item 3. Defaults Upon Senior Securities
Not applicable.

Item 4. Removed and Reserved
Item 5. Other Information
Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010
     On July 21, 2010, President Obama signed the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, into law. The Dodd-Frank Act will have a broad impact on the financial services industry, including significant regulatory and compliance changes including, among other things, (1) enhanced resolution authority of troubled and failing banks and their holding companies; (2) increased capital and liquidity requirements; (3) increased regulatory examination fees; (4) changes to assessments to be paid to the FDIC for federal deposit insurance; and (5) numerous other provisions designed to improve supervision and oversight of, and strengthening safety and soundness for, the financial services sector. Additionally, the Dodd-Frank Act establishes a new framework for systemic risk oversight within the financial system to be distributed among new and existing federal regulatory agencies, including the Financial Stability Oversight Council, the Board of Governors of the Federal Reserve System, or the Federal Reserve, the Office of the Comptroller of the Currency, or the OCC, and the Federal Deposit Insurance Corporation, or the FDIC.
     The following items provide a brief description of the impact of the Dodd-Frank Act on the operations and activities, both currently and prospectively, of the Company and its subsidiaries.
•	Increased Capital Standards and Enhanced Supervision. The federal banking agencies are required to establish minimum leverage and risk-based capital requirements for banks and bank holding companies. These new standards will be no lower than existing regulatory capital and leverage standards applicable to insured depository institutions and may, in fact, be higher when established by the agencies. Compliance with heightened capital standards may reduce our ability to generate or originate revenue-producing assets and thereby restrict revenue generation from banking and non-banking operations. The Dodd-Frank Act also increases regulatory oversight, supervision and examination of banks, bank holding companies and their respective subsidiaries by the appropriate regulatory agency. Compliance with new regulatory requirements and expanded examination processes could increase our cost of operations.

•	Trust Preferred Securities. Under the Dodd-Frank Act, bank holding companies are prohibited from including in their regulatory Tier 1 capital hybrid debt and equity securities issued on or after May 19, 2010. Among the hybrid debt and equity securities included in this prohibition are trust preferred securities, which the Company has used in the past as a tool for raising additional Tier 1 capital and otherwise improving its regulatory capital ratios. Although the Company is permitted to continue to include its existing trust preferred securities as Tier 1 capital, the prohibition on the use of these securities as Tier 1 capital going forward may limit the Company’s ability to raise capital in the future.

•	The Consumer Financial Protection Bureau. The Dodd-Frank Act creates a new, independent Consumer Financial Protection Bureau, or the Bureau, within the Federal Reserve. The Bureau is tasked with establishing and implementing rules and regulations under certain federal consumer protection laws with respect to the conduct of providers of certain consumer financial products and services. The Bureau has rulemaking authority over many of the statutes governing products and services offered to bank consumers. In addition, the Dodd-Frank Act permits states to adopt consumer protection laws and regulations that are stricter than those regulations promulgated by the Bureau and state attorneys general are permitted to enforce consumer protection rules adopted by the Bureau against [certain] state-chartered institutions. Although our bank subsidiaries do not currently offer many of these consumer products or services, compliance with any such new regulations would increase our cost of operations and, as a result, could limit our ability to expand into these products and services.

•	Deposit Insurance. The Dodd-Frank Act makes permanent the $250,000 deposit insurance limit for insured deposits. Amendments to the Federal Deposit Insurance Act also revise the assessment base against which an insured depository institution’s deposit insurance premiums paid to the FDIC’s Deposit Insurance Fund, or the DIF, will be calculated. Under the amendments, the assessment base will no longer be the institution’s deposit base, but rather its average consolidated total assets less its average equity. Additionally, the Dodd-Frank Act makes changes to the minimum designated reserve ratio of the DIF, increasing the minimum from 1.15 percent to 1.35 percent of the estimated amount of total insured deposits, and eliminating the requirement that the FDIC pay dividends to depository institutions when the reserve ratio exceeds certain thresholds. Several of these provisions could increase the FDIC deposit insurance premiums paid by our insured depository institution subsidiaries. The Dodd-Frank Act also provides that, effective one year after the date of enactment, depository institutions may pay interest on demand deposits.
•	Transactions with Affiliates. The Dodd-Frank Act enhances the requirements for certain transactions with affiliates under Section 23A and 23B of the Federal Reserve Act, including an expansion of the definition of “covered transactions” and increasing the amount of time for which collateral requirements regarding covered transactions must be maintained.

•	Transactions with Insiders. Insider transaction limitations are expanded through the strengthening on loan restrictions to insiders and the expansion of the types of transactions subject to the various limits, including derivative transactions, repurchase agreements, reverse repurchase agreements and securities lending or borrowing transactions. Restrictions are also placed on certain asset sales to and from an insider to an institution, including requirements that such sales be on market terms and, in certain circumstances, approved by the institution’s board of directors.

•	Enhanced Lending Limits. The Dodd-Frank Act strengthens the existing limits on a depository institution’s credit exposure to one borrower. Federal banking law currently limits a national bank’s ability to extend credit to one person (or group of related persons) in an amount exceeding certain thresholds. The Dodd-Frank Act expands the scope of these restrictions to include credit exposure arising from derivative transactions, repurchase agreements, and securities lending and borrowing transactions. It also eventually will prohibit state-chartered banks (such as the Company’s banking subsidiaries) from engaging in derivative transactions unless the state lending limit laws take into account credit exposure to such transactions.

•	Corporate Governance. The Dodd-Frank Act addresses many corporate governance and executive compensation matters that will affect most U.S. publicly traded companies, including us. The Dodd-Frank Act (1) grants shareholders of U.S. publicly traded companies an advisory vote on executive compensation; (2) enhances independence requirements for compensation committee members; (3) requires companies listed on national securities exchanges to adopt incentive-based compensation clawback policies for executive officers; and (4) provides the SEC with authority to adopt proxy access rules that would allow shareholders of publicly traded companies to nominate candidates for election as a director and have those nominees included in a company’s proxy materials.
     Many of the requirements called for in the Dodd-Frank Act will be implemented over time and most will be subject to implementing regulations over the course of several years. While our current assessment is that the Dodd-Frank Act will not have a material effect on the Company, given the uncertainty associated with the manner in which the provisions of the Dodd-Frank Act will be implemented by the various regulatory agencies and through regulations, the full extent of the impact such requirements will have on our operations is unclear. The changes resulting from the Dodd-Frank Act may impact the profitability of our business activities, require changes to certain of our business practices, impose upon us more stringent capital, liquidity and leverage requirements or otherwise adversely affect our business. These changes may also require us to invest significant management attention and resources to evaluate and make any changes necessary to comply with new statutory and regulatory requirements. Failure to comply with the new requirements may negatively impact our results of operations and financial condition. While we cannot predict what effect any presently contemplated or future changes in the laws or regulations or their interpretations would have on us, these changes could be materially adverse to our investors.
Bank of Nevada Memorandum of Understanding
     Bank of Nevada continues to operate under a memorandum of understanding with the FDIC and the Nevada Financial Institutions Division, under which it has agreed to increase its Tier 1 leverage capital ratio above current levels by September 30, 2010; obtain the prior written consent from the FDIC and the Nevada FID before declaring or paying dividends; give prior notice of certain management and director changes; develop plans to maintain its Tier 1 leverage capital ratio; reduce its level of adversely classified assets and loan concentration risks; control overhead and other expenses; and establish and maintain an adequate allowance for loan and lease losses.
Item 6. Exhibits
3.1	Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to Amendment No. 1 to Western Alliance Bancorporation’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on June 7, 2005).

3.2	Amended and Restated By-Laws (incorporated by reference to Exhibit 3.1 to Western Alliance Bancorporation’s Form 8-K filed with the Securities and Exchange Commission on January 25, 2008).

3.3	Certificate of Designations for the Fixed Rate Cumulative Perpetual Preferred Stock, Series A, of Western Alliance Bancorporation (incorporated by reference to Exhibit 3.1 to Western Alliance Bancorporation’s Form 8-K filed with the Securities and Exchange Commission on November 25, 2008).

3.4	Certificate of Amendment to Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to Western Alliance Bancorporation’s Form 8-K filed with the Securities and Exchange Commission on May 3, 2010).

4.1	Specimen common stock certificate of Western Alliance Bancorporation (incorporated by reference to Exhibit 4.1 of Western Alliance Bancorporation’s Registration Statement on Form S-1, File No. 333-124406, filed with the Securities and Exchange Commission on June 27, 2005, as amended).

4.2	Form of Fixed Rate Cumulative Perpetual Preferred Stock, Series A, stock certificate (incorporated by reference to Exhibit 4.1 to Western Alliance Bancorporation’s Form 8-K filed with the Securities and Exchange Commission on November 25, 2008).

4.3	Form of Warrant to purchase shares of Western Alliance Bancorporation common stock, dated December 12, 2003, together with a schedule of warrant holders (incorporated by reference to Exhibit 10.9 to Western Alliance Bancorporation’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on April 28, 2005).

4.4	Warrant, dated November 21, 2008, by and between Western Alliance Bancorporation and the United States Department of the Treasury (incorporated by reference to Exhibit 4.2 to Western Alliance’s Form 8-K filed with the Securities and Exchange Commission on November 25, 2008).

10	Employment letter dated April 2, 2010, between the Company and Kenneth Vecchione.

31.1	CEO Certification Pursuant to Rule 13a-14(a)/15d-14(a).

31.2	CFO Certification Pursuant to Rule 13a-14(a)/15d-14(a).

32	CEO and CFO Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes – Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WESTERN ALLIANCE BANCORPORATION

Date: August 4, 2010	By:	/s/ Robert Sarver Robert Sarver
President and Chief Executive Officer

Date: August 4, 2010	By:	/s/ Dale Gibbons Dale Gibbons
Executive Vice President and
Chief Financial Officer

Date: August 4, 2010	By:	/s/ Susan Thompson Susan Thompson
Senior Vice President and Controller
Principal Accounting Officer

EXHIBIT INDEX
3.1	Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to Amendment No. 1 to Western Alliance Bancorporation’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on June 7, 2005).

3.2	Amended and Restated By-Laws (incorporated by reference to Exhibit 3.1 to Western Alliance Bancorporation’s Form 8-K filed with the Securities and Exchange Commission on January 25, 2008).

3.3	Certificate of Designations for the Fixed Rate Cumulative Perpetual Preferred Stock, Series A, of Western Alliance Bancorporation (incorporated by reference to Exhibit 3.1 to Western Alliance Bancorporation’s Form 8-K filed with the Securities and Exchange Commission on November 25, 2008).

3.4	Certificate of Amendment to Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to Western Alliance Bancorporation’s Form 8-K filed with the Securities and Exchange Commission on May 3, 2010).

4.1	Specimen common stock certificate of Western Alliance Bancorporation (incorporated by reference to Exhibit 4.1 of Western Alliance Bancorporation’s Registration Statement on Form S-1, File No. 333-124406, filed with the Securities and Exchange Commission on June 27, 2005, as amended).

4.2	Form of Fixed Rate Cumulative Perpetual Preferred Stock, Series A, stock certificate (incorporated by reference to Exhibit 4.1 to Western Alliance Bancorporation’s Form 8-K filed with the Securities and Exchange Commission on November 25, 2008).

4.3	Form of Warrant to purchase shares of Western Alliance Bancorporation common stock, dated December 12, 2003, together with a schedule of warrant holders (incorporated by reference to Exhibit 10.9 to Western Alliance Bancorporation’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on April 28, 2005).

4.4	Warrant, dated November 21, 2008, by and between Western Alliance Bancorporation and the United States Department of the Treasury (incorporated by reference to Exhibit 4.2 to Western Alliance’s Form 8-K filed with the Securities and Exchange Commission on November 25, 2008).

10	Employment letter dated April 2, 2010, between the Company and Kenneth Vecchione.

31.1	CEO Certification Pursuant to Rule 13a-14(a)/15d-14(a).

31.2	CFO Certification Pursuant to Rule 13a-14(a)/15d-14(a).

32	CEO and CFO Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.