Form 10-Q/A
period 2010-06-30
WESTERN ALLIANCE BANCORPORATION
filed 2010-08-18
CIK 1212545

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q/A
(Amendment No. 1)
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
The number of shares outstanding of the issuer’s common stock as of July 31, 2010 was 73,426,774.

EXPLANATORY NOTE
This Form 10-Q/A is being filed to file Exhibit 10, which was inadvertently not filed with the Form 10-Q for the quarter ended June 30, 2010, which this Form 10-Q/A amends.
No other changes have been made to the Form 10-Q. This Form 10-Q/A speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the Form 10-Q.

Item 6. Exhibits

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

WESTERN ALLIANCE BANCORPORATION

Date: August 18, 2010	By:	/s/ Robert Sarver
Robert Sarver
President and Chief Executive Officer

Date: August 18, 2010	By:	/s/ Dale Gibbons
Dale Gibbons
Executive Vice President and
Chief Financial Officer

Date: August 18, 2010	By:	/s/ Susan Thompson
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