Form 10-Q
period 2010-09-30
WESTERN ALLIANCE BANCORPORATION
filed 2010-11-08
CIK 1212545

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
     (Mark One)

☑	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended September 30, 2010 or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Transition period from                      to
Commission File Number: 001-32550

WESTERN ALLIANCE BANCORPORATION
(Exact Name of Registrant as Specified in Its Charter)

Nevada	88-0365922
(State or Other Jurisdiction	(I.R.S. Employer I.D. Number)
of Incorporation or Organization)

One E. Washington Street, Phoenix, AZ
(Address of Principal Executive Offices)	85004 (Zip Code)

(602) 389-3500
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
Common stock issued and outstanding: 81,515,238 shares as of October 31, 2010.

Part I. Financial Information
Item 1 — Financial Statements
WESTERN ALLIANCE BANCORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30,
	2010	December 31,
	(unaudited)	2009
	(in thousands, except per share
	amounts)
Assets:
Cash and due from banks	$108,395	$116,841
Federal funds sold and other	1,009	3,473
Interest-bearing demand deposits in other financial institutions	506,551	276,516

Cash and cash equivalents	615,955	396,830
Money market investments	1,635	54,029
Investment securities — measured, at fair value	32,428	58,670
Investment securities — available-for-sale, at fair value; amortized cost of $875,118 at September 30, 2010 and $740,783 at December 31, 2009	871,535	744,598
Investment securities — held-to-maturity, at amortized cost; fair value of $24,629 at September 30, 2010 and $7,482 at December 31, 2009	24,104	7,482
Investments in restricted stock, at cost	39,029	41,378
Loans:
Held for investment, net of deferred fees	4,173,480	4,079,639
Less: allowance for credit losses	(108,170)	(108,623)

Total loans	4,065,310	3,971,016
Premises and equipment, net	116,547	125,883
Goodwill and other intangible assets	40,180	43,121
Other assets acquired through foreclosure, net	110,096	83,347
Bank owned life insurance	94,780	92,510
Deferred tax assets, net	70,083	68,957
Prepaid expenses	28,237	35,323
Other assets	69,125	30,135
Discontinued operations, assets held for sale	102	—

Total assets	$6,179,146	$5,753,279

Liabilities:
Deposits:
Non-interest-bearing demand	$1,421,710	$1,157,013
Interest-bearing	3,906,818	3,565,089

Total deposits	5,328,528	4,722,102
Customer repurchase agreements	86,835	223,269
Other borrowings	72,888	29,352
Junior subordinated debt, at fair value	36,323	42,438
Subordinated debt	—	60,000
Other liabilities	34,808	100,393

Total liabilities	5,559,382	5,177,554

Commitments and contingencies (Note 9)

Stockholders’ equity:
Preferred stock — par value $.0001 and liquidation value per share of $1,000; 20,000,000 authorized; 140,000 issued and outstanding	130,094	127,945
Common stock — par value $.0001; 200,000,000 authorized; 81,502,898 shares issued and outstanding at September 30, 2010 and 72,503,902 at December 31, 2009	8	7
Surplus	737,762	684,092
Retained deficit	(245,502)	(241,724)
Accumulated other comprehensive income (loss)	(2,598)	5,405

Total stockholders’ equity	619,764	575,725

Total liabilities and stockholders’ equity	$6,179,146	$5,753,279

See the accompanying notes.

WESTERN ALLIANCE BANCORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(in thousands, except per share amounts)
Interest income:
Loans, including fees	$64,273	$61,380	$190,641	$187,901
Investment securities — taxable	5,527	5,730	16,639	17,939
Investment securities — non-taxable	20	55	102	350
Dividends — taxable	167	32	303	335
Dividends — non-taxable	390	74	691	796
Other	328	475	1,063	889

Total interest income	70,705	67,746	209,439	208,210

Interest expense:
Deposits	9,531	16,067	32,677	48,130
Customer repurchase agreements	74	867	471	3,163
Borrowings	896	585	1,714	2,697
Junior subordinated and subordinated debt	736	1,257	2,934	3,719

Total interest expense	11,237	18,776	37,796	57,709

Net interest income	59,468	48,970	171,643	150,501
Provision for credit losses	22,965	50,750	74,827	108,307

Net interest income after provision for credit losses	36,503	(1,780)	96,816	42,194

Non-interest income:
Mark to market gains (losses), net	(210)	1,987	6,341	5,609
Gain on sales of securities, net	5,460	4,146	19,757	15,933
Securities impairment charges	—	(1,044)	(1,174)	(44,083)
Portion of impairment charges recognized in other comprehensive loss (before tax)	—	—	—	2,047

Net securities impairment charges recognized in earnings	—	(1,044)	(1,174)	(42,036)
Gain on extinguishment of debt	—	—	3,000	—
Gain on sale of subsidiary	568	—	568	—
Trust and investment advisory fees	1,001	2,369	3,395	6,967
Service charges and fees	2,276	2,212	6,791	5,874
Operating lease income	998	1,079	2,928	2,976
Income from bank owned life insurance	773	574	2,271	1,523
Derivative (losses), net	(66)	(70)	(202)	(200)
Other	1,367	1,294	3,881	3,520

Total non-interest income (loss)	12,167	12,547	47,556	166

Non-interest expenses:
Salaries and employee benefits	21,860	23,694	65,461	70,697
Occupancy expenses, net	4,890	5,346	14,505	15,762
Insurance	4,115	2,326	11,366	9,034
Net loss on sales/valuations of repossessed assets and bank premises, net	4,855	7,283	15,836	16,193
Repossessed asset and loan expenses	1,918	1,430	5,847	4,585
Legal, professional and director fees	1,546	1,810	5,553	4,995
Marketing	878	543	3,079	3,122
Customer service	987	1,001	3,205	3,145
Intangible amortization	901	945	2,714	2,835
Data processing	842	951	2,427	3,303
Operating lease depreciation	627	722	1,963	2,479
Goodwill impairment	—	576	—	45,576
Other	2,690	3,821	8,257	9,931

Total non-interest expenses	46,109	50,448	140,213	191,657

Income (loss) from continuing operations before income taxes	2,561	(39,681)	4,159	(149,297)
Benefit for income taxes	(79)	(16,724)	(1,830)	(28,195)

Income (loss) from continuing operations	2,640	(22,957)	5,989	(121,102)
Loss from discontinued operations, net of tax benefit	(631)	(958)	(2,368)	(3,392)

Net income (loss)	2,009	(23,915)	3,621	(124,494)
Dividends and accretion on preferred stock	2,466	2,439	7,399	7,295

Net loss available to common shareholders	$(457)	$(26,354)	$(3,778)	$(131,789)

Loss per share — basic and diluted
Continuing operations	$0.00	$(0.35)	$(0.02)	$(2.36)
Discontinued	$(0.01)	$(0.01)	$(0.03)	$(0.06)

	$(0.01)	$(0.37)	$(0.05)	$(2.42)

Average number of common shares — basic	75,554	71,697	73,240	54,471
Average number of common shares — diluted	75,554	71,697	73,240	54,471
See the accompanying notes.

WESTERN ALLIANCE BANCORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
		(in thousands)
Net income/(loss)	$2,009	$(23,915)	$3,621	$(124,494)

Other comprehensive (loss)/ income, net:
Unrealized gain/(loss) on securities AFS, net	(2,363)	7,103	3,967	9,886
Impairment loss on securities, net	—	630	728	39,201
Realized (gain) on sale of securities AFS included in income, net	(3,493)	(2,646)	(12,698)	(9,714)

Net other comprehensive (loss)/ income	(5,856)	5,087	(8,003)	39,373

Comprehensive (loss)/ income	$(3,847)	$(18,828)	$(4,382)	$(85,121)

There was no impairment loss recognized for the three months ended September 30, 2010. Amount of impairment losses reclassified out of accumulated other comprehensive income into earnings for the nine months ended September 30, 2010 and the three and nine months ended September 30, 2009 were $1.2 million, and $1.0 million and $41.1 million, respectively. The income tax benefit related to these losses was $1.3 million for the three months ended September 30, 2009. For the nine months ended September 30, 2010 and 2009, the income tax benefit related to these losses was $1.2 million and $2.8 million, respectively.
See the accompanying notes.

WESTERN ALLIANCE BANCORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

						Accumulated
						Other	Retained	Total
	Preferred Stock		Common Stock			Comprehensive	Earnings	Stockholders’
	Shares	Amount	Shares	Amount	Surplus	Income (Loss)	(Deficit)	Equity
	(in thousands)
Balance, December 31, 2009	140	$127,945	72,504	$7	$684,092	$5,405	$(241,724)	$575,725

Net Income	—	—	—	—	—	—	3,621	3,621
Stock-based compensation	—	—	218	—	2,742	—	—	2,742
Restricted stock grants, net	—	—	554	—	3,082	—	—	3,082
Stock options exercised	—	—	15	—	78	—	—	78
Stock warrants exercised	—	—	162	—	195	—	—	195
Issuance of common stock, net (1)	—	—	8,050	1	47,573	—	—	47,574
Dividends on preferred stock	—	—	—	—	—	—	(5,250)	(5,250)
Accretion on preferred stock discount	—	2,149	—	—	—	—	(2,149)	—
Other comprehensive income, net	—	—	—	—	—	(8,003)	—	(8,003)

Balance, September 30, 2010	140	$130,094	81,503	$8	$737,762	$(2,598)	$(245,502)	$619,764

(1)	Net of offering costs of $474
See the accompanying notes.

WESTERN ALLIANCE BANCORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended
	September 30,
	2010	2009
	(in thousands)
Cash flows from operating activities:
Net income/ (loss)	$3,621	$(124,494)
Adjustments to reconcile net income/ (loss) to cash (used in) provided by operating activities:
Provision for credit losses	74,827	108,307
Depreciation and amortization	10,660	8,865
Stock-based compensation	5,824	6,701
Deferred income taxes and income taxes receivable	3,183	(40,173)
Net amortization of discounts and premiums for investment securities	4,482	1,845
Goodwill impairment	—	45,576
Securities impairment	1,174	42,036
(Gains)/Losses on:
Sales of securities, AFS	(19,757)	(15,933)
Derivatives	202	200
Sales of repossessed assets and premises, net	15,836	16,193
Sale of loans, net	(16)	—
Extinguishment of debt	(3,000)	—
Changes in:
Other assets	(104,511)	54,217
Other liabilities	(65,585)	(3,111)
Fair value of assets and liabilities measured at fair value	(6,341)	(5,409)
Servicing rights, net	26	28
Other, net	—	(3,508)

Net cash (used in) provided by operating activities	(79,375)	91,340

Cash flows from investing activities:
Proceeds from sale of securities measured at fair value	12,735	33,678
Principal pay downs and maturities of securities measured at fair value	13,599	17,436
Purchases of securities measured at fair value	—	(5,224)
Proceeds from sale of available-for-sale securities	488,918	113,109
Principal pay downs and maturities of available-for-sale securities	706,207	86,410
Purchase of available-for-sale securities	(1,314,053)	(314,853)
Purchase of short-term investments	—	(51,674)
Purchase of securities held-to-maturity	(20,000)	—
Principal pay downs and maturities of securities held-to-maturity	2,746	795
Loan originations and principal collections, net	(169,105)	(25,648)
Investment in money market	52,394	—
Liquidation of restricted stock, net	2,349	2
Sale and purchase of premises and equipment, net	1,330	2,054
Sale of other real estate owned, net	24,448	(986)

Net cash used in investing activities	(198,432)	(144,901)

WESTERN ALLIANCE BANCORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(continued)

Cash flows from financing activities:
Net increase in deposits	606,426	968,249
Deposits assumed from the FDIC	—	131,720
Net decrease in borrowings	(149,942)	(614,593)
Proceeds from issuance of common stock options and stock warrants	274	78
Proceeds from issuance stock, net	47,573	191,268
Accretion of discount on preferred stock	(2,149)	—
Cash dividends paid on preferred stock	(5,250)	(5,250)

Net cash provided by financing activities	496,932	671,472

Net increase in cash and cash equivalents	219,125	617,911
Cash and cash equivalents at beginning of year	396,830	139,954

Cash and cash equivalents at end of year	$615,955	$757,865

Supplemental disclosure:
Cash paid during the period for:
Interest	$37,432	$56,731
Income taxes, net	—	—
Non-cash investing and financing activity:
Transfers to other assets acquired through foreclosure, net	66,973	73,457
Assets transferred to held for sale	102	—
See the accompanying notes.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Nature of Operation
Western Alliance Bancorporation (“WAL or “the Company”), incorporated in the state of Nevada, is a bank holding company providing full service banking and related services to locally owned businesses, professional firms, real estate developers and investors, local non-profit organizations, high net worth individuals and other consumers through its five wholly owned subsidiary banks; Bank of Nevada and First Independent Bank of Nevada, operating in Nevada, Alliance Bank of Arizona, operating in Arizona; and Torrey Pines Bank and Alta Alliance Bank, operating in California. In addition, its non-bank subsidiaries, Shine Investment Advisory Services, Inc. and Western Alliance Equipment Finance offer a broad array of financial products and services aimed at satisfying the needs of small to mid-sized businesses and their proprietors, including financial planning, custody and investments, and equipment leasing nationwide. These entities are collectively referred to herein as the Company. The Company divested its wholly owned subsidiary Premier Trust, Inc as of September 1, 2010.
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
Principles of consolidation
WAL has 12 wholly-owned subsidiaries; Bank of Nevada (“BON”), Alliance Bank of Arizona (“ABA”), Torrey Pines Bank (“TPB”), Alta Alliance Bank (“AAB”), First Independent Bank of Nevada (“FIBN”), which are all banking subsidiaries; Western Alliance Equipment Finance, Inc. (“WAEF”), which provides equipment leasing; and six unconsolidated subsidiaries used as business trusts in connection with issuance of trust-preferred securities. In addition, WAL maintains an 80 percent interest in Shine Investment Advisory Services Inc. (“Shine”), a registered investment advisor. WAL divested formerly wholly-owned subsidiary Premier Trust, Inc. as of September 1, 2010.
BON has a wholly-owned Real Estate Investment Trust (“REIT”) that is used to hold certain commercial real estate loans, residential real estate loans and other loans in a real estate investment trust. The Company does not have any other entities that should be considered for consolidation. All significant intercompany balances and transactions have been eliminated in consolidation.
Reclassifications
Certain amounts in the consolidated financial statements as of December 31, 2009 and for the three and nine months ended September 30, 2009 have been reclassified to conform to the current presentation. The reclassifications have no effect on net income or stockholders’ equity as previously reported.

Interim financial information
The accompanying unaudited consolidated financial statements as of September 30, 2010 and 2009 have been prepared in condensed format, and therefore do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These statements have been prepared on a basis that is substantially consistent with the accounting principles applied to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2009.
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
Investment securities
Investment securities may be classified as held-to-maturity (“HTM”), available-for-sale (“AFS”) or trading. The appropriate classification is initially decided at the time of purchase. Securities classified as held-to-maturity are those debt securities the Company has both the intent and ability to hold to maturity regardless of changes in market conditions, liquidity needs or general economic conditions. These securities are carried at amortized cost. The sale of a security within three months of its maturity date, or after at least 85 percent of the principal outstanding has been collected, is considered a maturity for purposes of classification and disclosure.
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
Allowance for credit losses
Credit risk is inherent in the business of extending loans and leases to borrowers. Like other financial institutions, the Company must maintain an adequate allowance for credit losses. The allowance for credit losses is established through a provision for credit losses charged to expense. Loans are charged against the allowance for credit losses when Management believes that collectability of the contractual principal or interest is unlikely. Subsequent recoveries, if any, are credited to the allowance. The allowance is an amount believed adequate to absorb probable losses on existing loans that may become uncollectable, based on evaluation of the collectability of loans and prior credit loss experience, together with other factors. The Company formally re-evaluates and establishes the appropriate level of the allowance for credit losses on a quarterly basis.
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
The allowance consists of specific and general components. The specific allowance relates to impaired loans. In general, impaired loans include those where interest recognition has been suspended, loans that are more than 90 days delinquent but because of adequate collateral coverage income continues to be recognized, and other criticized and classified loans not paying substantially according to the original contract terms. For such loans, an allowance is established when the discounted cash flows, collateral value or observable market price of the impaired loan are lower than the carrying value of that loan, pursuant to FASB ASC 310 Receivables (“ASC 310”). Loans not collateral dependent are evaluated based on the expected future cash flows discounted at the current contractual interest rate. The amount to which the present value falls short of the current loan obligation will be set up as a reserve for that account or charged-off.
The Company uses an appraised value method to determine the need for a reserve on impaired, collateral dependent loans and further discounts the appraisal for disposition costs. Due to the rapidly changing economic and market conditions of the regions within which we operate, the Company obtains independent collateral valuation analysis on a regular basis for each loan, typically every six months.
The general allowance covers all non-impaired loans and is based on historical loss experience adjusted for the various qualitative and quantitative factors listed above. The change in the allowance from one reporting period to the next may not directly correlate to the rate of change of the nonperforming loans for the following reasons:
1. A loan moving from impaired performing to impaired nonperforming does not mandate an increased reserve. The individual account is evaluated for a specific reserve requirement when the loan moves to impaired status, not when it moves to nonperforming status, and is reevaluated at each subsequent reporting period. Because our nonperforming loans are predominately collateral dependent, reserves are primarily based on collateral value, which is not affected by borrower performance but rather by market conditions.
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
Other assets acquired through foreclosure
Other assets acquired through foreclosure consist primarily of properties acquired as a result of, or in-lieu-of, foreclosure. Properties or other assets (primarily repossessed assets formerly leased) are classified as other real estate owned and other repossessed property and are initially reported at fair value of the asset less selling costs. Subsequent valuation adjustments are based on the lower of carrying value or fair value, less estimated costs to sell the property. Costs relating to the development or improvement of the assets are capitalized and costs relating to holding the assets are charged to non-interest expense. Property is evaluated regularly (typically every six months) to ensure the recorded amount is supported by its current fair value and valuation allowances.

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
Although realization is not assured, the Company believes that the realization of the recognized net deferred tax asset of $70.1 million at September 30, 2010 is more likely than not based on expectations as to future taxable income and based on available tax planning strategies as defined in FASB ASC 740 Income Taxes (“ASC 740”) that could be implemented if necessary to prevent a carryforward from expiring.
The most significant source of these timing differences is the credit loss reserve build which accounts for $39.9 million of the $70.1 million net deferred tax asset. In general, the Company will need to generate approximately $195 million of taxable income during the respective carryforward periods to fully realize its deferred tax assets.
As a result of the recent losses, the Company is in a three-year cumulative pretax loss position at September 30, 2010. A cumulative loss position is considered significant negative evidence in assessing the realizability of a deferred tax asset. The Company has concluded that there is sufficient positive evidence to overcome this negative evidence. This positive evidence includes Company forecasts, exclusive of tax planning strategies that show realization of deferred tax assets by December 31, 2013 based on current projections, or by December 31, 2014 under stressed conditions. In addition, the Company has evaluated tax planning strategies, including potential sales of businesses and assets in which it could realize the excess of appreciated value over the tax basis of its assets. The amount of deferred tax assets considered realizable, however, could be significantly reduced in the near term if estimates of future taxable income during the carryforward period are significantly lower than forecasted due to deterioration in market conditions.
Based on the above discussion, the net operating loss carryforward of 20 years provides sufficient time to utilize deferred federal and state tax assets pertaining to the existing net operating loss carryforwards and any net operating loss (“NOL”) that would be created by the reversal of the future net deductions that have not yet been taken on a tax return.
Fair values of financial instruments
The Company uses fair value measurements to record fair value adjustments to certain assets and liabilities. FASB ASC 820 Fair Value Measurements and Disclosures (“ASC 820”) establishes a framework for measuring fair value, establishes a three-level valuation hierarchy for disclosure of fair value measurement and enhances disclosure requirements for fair value measurements. The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. The Company uses various valuation approaches, including market, income and/or cost approaches. ASC 820 establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that observable inputs be used when available. Observable inputs are inputs that market participants would use in pricing the asset or liability developed based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s assumptions about the assumptions market participants would use in pricing the asset or liability developed based on the best information available in the circumstances. The hierarchy is broken down into three levels based on the reliability of inputs, as follows:
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
Management uses its best judgment in estimating the fair value of the Company’s financial instruments; however, there are inherent weaknesses in any estimation technique. Therefore, for substantially all financial instruments, the fair value estimates presented herein are not necessarily indicative of the amounts the Company could have realized in a sales transaction at September 30, 2010 or 2009. The estimated fair value amounts for 2010 and 2009 have been measured as of period-end, and have not been re-evaluated or updated for purposes of these consolidated financial statements subsequent to those dates. As such, the estimated fair values of these financial instruments subsequent to the reporting date may be different than the amounts reported at the period-end.
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
The fair value of other investment securities were determined based on matrix pricing. Matrix pricing is a mathematical technique that utilizes observable market inputs including, for example, yield curves, credit ratings and prepayment speeds. Fair values determined using matrix pricing are generally categorized as Level 2 in the fair value hierarchy.
The Company owns certain collateralized debt obligations (“CDOs”) and structured notes for which quoted prices are not available. Quoted prices for similar assets are also not available for these investment securities. In order to determine the fair value of these securities, the Company uses a third party which has estimated the future cash flows and discount rate using observable market inputs adjusted based on assumptions regarding the adjustments a market participant would assume necessary for each specific security. As a result, the resulting fair values have been categorized as Level 3 in the fair value hierarchy.
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
Loans
For variable rate loans that reprice frequently and that have experienced no significant change in credit risk, fair values are based on carrying values. Variable rate loans comprised approximately 64.8% and 66.8% of the loan portfolio at September 30, 2010 and December 31, 2009, respectively. Fair value for all other loans is estimated based on discounted cash flows using interest rates currently being offered for loans with similar terms to borrowers with similar credit quality with adjustments that the Company believes a market participant would consider in determining fair value. As a result, the fair value for loans disclosed in Note 11, “Fair Value of Financial Instruments,” is categorized as Level 3 in the fair value hierarchy.
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
In July 2010 the FASB issued ASU 2010-20 Receivables Topic 310 which amends Topic 310 to improve the disclosures that an entity provides about the credit quality of its financing receivables and related allowance for credit losses. An entity is required to disaggregate by portfolio segment or class certain existing disclosures and provide certain new disclosures about its financing receivables and related allowance for credit losses. The Company does not expect the adoption to have a significant impact on its consolidated financial statements.

2. DISCONTINUED OPERATIONS AND ASSETS HELD FOR SALE
In the first quarter of 2010, the Company decided to sell its credit card segment, PartnersFirst, and has presented certain activities as discontinued operations. During the first quarter of 2010, the Company transferred certain assets with balances at September 30, 2010 of $0.1 million to held-for-sale and reported a portion of its operations as discontinued. At September 30, 2010, the Company had $46.1 million of outstanding credit card loans which will have continuing cash flows related to the collection of these loans. These credit card loans are included in loans held for investment as of September 30, 2010 and December 31, 2009.
The following table summarizes the operating results of the discontinued operations for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
		(in thousands)
Affinity card revenue	$444	$614	$1,394	$1,307
Non-interest expenses	(1,532)	(2,263)	(5,477)	(7,076)

Loss before income taxes	(1,088)	(1,649)	(4,083)	(5,769)
Income tax benefit	(457)	(691)	(1,715)	(2,377)

Net loss	$(631)	$(958)	$(2,368)	$(3,392)

3. EARNINGS PER SHARE
Diluted earnings per share is based on the weighted average outstanding common shares during each period, including common stock equivalents. Basic earnings (loss) per share is based on the weighted average outstanding common shares during the period.
Basic and diluted (loss) per share, based on the weighted average outstanding shares, are summarized as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(in thousands, except per share amounts)
Basic:
Net loss available to common stockholders	$(457)	$(26,354)	$(3,778)	$(131,789)
Average common shares outstanding	75,554	71,697	73,240	54,471

Loss per share	$(0.01)	$(0.37)	$(0.05)	$(2.42)

Diluted:
Net loss available to common stockholders	$(457)	$(26,354)	$(3,778)	$(131,789)
Average common shares outstanding	75,554	71,697	73,240	54,471

Loss per share	$(0.01)	$(0.37)	$(0.05)	$(2.42)

As of September 30, 2010 and 2009, all stock options and restricted stock were considered anti-dilutive and excluded for purposes of calculating diluted loss per share.
4. INVESTMENT SECURITIES
Carrying amounts and fair values of investment securities at September 30, 2010 and December 31, 2009 are summarized as follows:

	September 30, 2010
			(in thousands)
		OTTI
		Recognized
		in Other	Net	Gross	Gross
	Amortized	Comprehensive	Carrying	Unrealized	Unrealized	Fair
	Cost	Loss	Amount	Gains	(Losses)	Value
			(in thousands)
Securities held to maturity
Collateralized debt obligations	$288	$—	$288	$535	$(7)	$816
Corporate bonds	20,000	—	20,000	$119	$(154)	19,965
Municipal obligations	2,316	—	2,316	32	—	2,348
Other	1,500	—	1,500	—	—	1,500

	$24,104	$—	$24,104	$686	$(161)	$24,629

		OTTI
		Recognized
		in Other	Gross	Gross
	Amortized	Comprehensive	Unrealized	Unrealized	Fair
	Cost	Loss	Gains	(Losses)	Value
		(in thousands)
Securities available for sale
U.S. Government-sponsored agency securities	$275,460	$—	$1,745	$(56)	$277,149
Municipal obligations	318	—	4	—	322
Adjustable-rate preferred stock	39,885	—	561	(429)	40,017
Direct obligation and GSE residential mortgage backed	490,004	—	5,494	(1,566)	493,932
Private label residential mortgage-backed securities	10,250	(1,811)	1,170	(253)	9,356
Trust preferred securities	32,067	—	—	(9,054)	23,013
Corporate bonds	5,000	—	119	—	5,119
Other	22,134	—	493	—	22,627

	$875,118	$(1,811)	$9,586	$(11,358)	$871,535

Securities measured at fair value

U.S. Government-sponsored agency					$2,535
Direct obligation and GSE residential mortgage backed					29,893

					$32,428

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
Gross unrealized losses at September 30, 2010 are primarily caused by interest rate fluctuations, credit spread widening and reduced liquidity in applicable markets. The Company has reviewed securities on which there is an unrealized loss in accordance with its accounting policy for OTTI described above and recorded no impairment charges and $1 million for the three months ended September 30, 2010 and 2009, and $1.2 million and $42 million for the nine months ended September 30, 2010 and 2009, respectively. The impairment charge for 2010 is attributed to the Company’s CDOs. For the first nine months of 2009, the impairment charges included $36.4 million related to impairment losses in the Company’s ARPS, $1.8 million related to impairment losses in the Company’s CDO portfolio and $3.8 million related to the Company’s collateralized mortgage obligation (“CMO”) portfolio.

The Company does not consider any other securities to be other-than-temporarily impaired as of September 30, 2010 and December 31, 2009. However, without recovery in the near term such that liquidity returns to the applicable markets and spreads return to levels that reflect underlying credit characteristics, additional OTTI may occur in future periods.
Information pertaining to securities with gross unrealized losses at September 30, 2010 and December 31, 2009, aggregated by investment category and length of time that individual securities have been in a continuous loss position follows:

	September 30, 2010
	Less Than Twelve Months		Over Twelve Months
	Gross		Gross
	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value
		(in thousands)
Securities held to maturity
Collateralized debt obligations	$7	$113	$—	$—
Corporate bonds	154	14,846	—	—

	$161	$14,959	$—	$—

	September 30, 2010
	Less Than Twelve Months		Over Twelve Months
	Gross		Gross
	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value
		(in thousands)
Securities available for sale
U.S Government-sponsered agency	$56	$19,939	$—	$—
Municipal obligations	—	100	—	—
Direct obligation and GSE residential mortgage-backed securities	1,498	125,060	68	9,268
Private label residential mortgage-backed securities	—	—	2,064	6,901
Adjustable-rate preferred stock	429	24,452	—	—
Trust preferred securities	—	—	9,054	23,013

	$1,983	$169,551	$11,186	$39,182

	December 31, 2009
	Less Than Twelve Months		Over Twelve Months
	Gross		Gross
	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value
		(in thousands)
Securities held to maturity
Collateralized debt obligations	$663	$724	$221	$—

	$663	$724	$221	$—

	December 31, 2009
	Less Than Twelve Months		Over Twelve Months
	Gross		Gross
	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value
Securities available for sale
Direct obligation and GSE residential mortgage-backed securities	$3,946	$285,044	$303	$23,847
Municipal obligations	10	207	—	—
Private label residential mortgage-backed securities	—	—	2,573	11,301
Trust preferred securities	594	51,110	10,048	22,050
Other	53	13,197	—	—

	$4,603	$349,558	$12,924	$57,198

At September 30, 2010 and December 31, 2009, 35 and 64 debt securities (excluding adjustable rate preferred stock, debt obligations and other structured securities), respectively, have unrealized losses with aggregate depreciation of approximately 2.3% and 2.1%, respectively, from the Company’s amortized cost basis. These unrealized losses relate primarily to fluctuations in the current interest rate environment. In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and industry analysis reports. Since material downgrades have not occurred and management does not have the intent to sell the debt securities for the foreseeable future, none of the securities described in the above table or in this paragraph were deemed to be other than temporarily impaired.
At September 30, 2010 and December 31, 2009, two investments in trust preferred securities have unrealized losses with aggregate depreciation of approximately 39.3% and 31.3%, respectively, from the Company’s amortized cost basis. At September 30, 2010 the combined net unrealized loss on trust preferred securities classified as available-for sale (“AFS”) was $9.1 million, compared with $10.0 million at December 31, 2009. The Company is actively monitoring its debt and other structured securities portfolios classified as AFS for declines in fair value. These unrealized losses relate primarily to fluctuations in the current interest rate environment, and specifically to the widening of credit spreads on virtually all corporate and structured debt, which began in 2007. The Company has the intent and ability to hold trust preferred securities for the foreseeable future; none were deemed to be OTTI.
The amortized cost and fair value of securities as of September 30, 2010 and December 31, 2009, by contractual maturities, are shown below. The actual maturities of the mortgage-backed securities may differ from their contractual maturities because the loans underlying the securities may be repaid without any penalties. Therefore, these securities are listed separately in the maturity summary. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	September 30, 2010		December 31, 2009
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value
		(in thousands)
Securities held to maturity
Due in one year or less	$940	$940	$2,029	$2,029
Due after one year through five years	1,001	1,022	648	648
Due after five years through ten years	15,375	15,232	1,387	1,387
Due after ten years	5,288	5,935	2,462	1,918
Other	1,500	1,500	1,500	1,500

	$24,104	$24,629	$8,026	$7,482

Securities available for sale
Due in one year or less	$6,669	$6,631	$—	$—
Due after one year through five years	1,633	1,674	71,695	71,206
Due after five years through ten years	292,231	294,094	56	57
Due after ten years	62,447	52,577	40,176	40,589
Mortgage backed securities	490,004	493,932	613,136	617,057
Other	22,134	22,627	15,720	15,689

	$875,118	$871,535	$740,783	$744,598

The following table summarizes the Company’s investment ratings position as of September 30, 2010:

	As of September 30, 2010
		Investment-grade (1)			Noninvestment-grade (1)
	AAA	AA+ to AA-	A+ to A-	BBB+ to BBB-	BB+ and below	Totals
Municipal obligations	$1,054	$643	$—	$—	$—	$1,697
Direct & GSE residential mortgage-backed securities	523,826	—	—	—	—	523,826
Private label residential mortgage-backed securities	6,798	—	—	—	2,558	9,356
U.S Government-sponsered agency	279,684	—	—	—	—	279,684
Adjustable-rate preferred stock	—	—	35,144	4,872	—	40,016
Collateralized debt obligations	—	—	—	—	288	288
Trust preferred securities	—	—	21,593	1,420	—	23,013
Corporate bonds	—	5,000	20,119	—	—	25,119

Total (2)	$811,362	$5,643	$76,856	$6,292	$2,846	$902,999

(1)	The Company used the average credit rating of the combination of S&P, Moody’s and Fitch in the above table where ratings differed.

(2)	Securities values are shown at carrying value as of September 30, 2010. Unrated securities consist of CRA investments with a carrying value of $22.6 million, municipals of $0.9 million, and an other investment of $1.5 million.
The following table summarizes the Company’s investment ratings position as of December 31, 2009.

	Securities ratings profile
	As of December 31, 2009
		Investment-grade (1)			Noninvestment-grade (1)
	AAA	AA+ to AA-	A+ to A-	BBB+ to BBB-	BB+ and below	Totals
			(in thousands)
Municipal obligations	$1,047	$2,392	$—	$—	$—	$3,439
Direct & GSE residential
mortgage-backed securities	657,552	—	—	—	—	657,552
Private label residential mortgage-backed securities	10,355	—	—	—	7,820	18,175
Adjustable-rate preferred stock	—	—	—	—	18,296	18,296

CDOs & trust preferred securities	—	—	20,700	1,350	919	22,969
FDIC guaranteed corporate bonds	71,190	—	—	—	—	71,190
Total (2)	$740,144	$2,392	$20,700	$1,350	$27,035	$791,621

(1)	The Company used the average credit rating of the combination of S&P, Moody’s and Fitch in the above table where ratings differed.

(2)	Securities values are shown at carrying value as of December 31, 2009. Unrated securities consist of CRA investments with a carrying value of $15.7 million, municipals of $1.9 million and an other investment of $1.5 million.
Securities with carrying amounts of approximately $352.4 million and $491.9 million at September 30, 2010 and December 31, 2009 were pledged for various purposes as required or permitted by law.
5. LOANS, LEASES AND ALLOWANCE FOR CREDIT LOSSES
The composition of the Company’s loans held for investment portfolio as of September 30, 2010 and December 31, 2009 is as follows:

	September 30,	December 31,
	2010	2009
	(in thousands)
Construction and land development	$488,343	$623,198
Commercial real estate — owner occupied	1,227,704	1,091,363
Commercial real estate — non-owner occupied	981,374	933,261
Residential real estate	533,598	568,319
Commercial and industrial	695,375	685,089
Commercial leases	181,437	117,104
Consumer	71,379	80,300
Deferred fees and unearned income, net	(5,730)	(18,995)

	4,173,480	4,079,639
Allowance for credit losses	(108,170)	(108,623)

Total loans, net	$4,065,310	$3,971,016

The table below reflects recorded investment in loans classified as impaired:

	September 30,	December 31,
	2010	2009
	(in thousands)
Impaired loans with a specific valuation allowance under ASC 310	$42,235	$51,718
Impaired loans without a specific valuation allowance under ASC 310	203,519	181,754

Total impaired loans	$245,754	$233,472

Valuation allowance related to impaired loans	$(9,904)	$(13,383)

Total impaired loans were $245.8 million at September 30, 2010, a net increase of $12.3 million from December 31, 2009. The increase in impaired loans was mostly attributed to increased impaired commercial real estate loans, residential real estate and consumer/credit card loans which were $124.4 million, $44.0 million and $1.0 million, respectively, at September 30, 2010 compared to $85.4 million, $39.6 million and $0.2 million at December 31, 2009, respectively. This increase was partially offset by decreased impaired construction and land and commercial and industrial loans of $25.4 million and $6.3 million, respectively, to $63.8 million and $12.5 million respectively at September 30, 2010 from December 31, 2009.
A valuation allowance is established for an impaired loan when the fair value of the loan is less than the recorded investment. In certain cases, portions of impaired loans have been charged-off to realizable value instead of establishing a valuation allowance and are included, when applicable, in the table above as “Impaired loans without specific valuation allowance under ASC 310.” The valuation allowance disclosed above is included in the allowance for credit losses reported in the consolidated balance sheets as of September 30, 2010 and December 31, 2009.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
		(in thousands)
Average investment in impaired loans for the period	$228,298	$219,598	$224,889	$204,300
Interest recognized during the period for impaired loans	$1,307	$852	$3,445	$4,553
The Company is not committed to lend significant additional funds on these impaired loans.
The following table summarizes nonperforming assets:

	September 30,	December 31,
	2010	2009
	(in thousands)
Nonaccrual loans	$130,905	$153,702
Loans past due 90 days or more on accrual status	5,667	5,538
Troubled debt restructured loans (accruing)	101,540	46,480

Total nonperforming loans	238,112	205,719
Foreclosed collateral	110,096	83,347

Total nonperforming assets	$348,208	$289,066

Allowance for Credit Losses
The following table summarizes the changes in the allowance for credit losses:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(in thousands)
Balance, beginning	$110,013	$84,143	$108,623	$74,827
Provision for credit losses	22,965	50,750	74,827	108,307
Recoveries of amounts charged off	2,019	1,206	7,477	2,608
Charge-offs	(26,827)	(31,918)	(82,757)	(81,561)

Balance, ending	$108,170	$104,181	$108,170	$104,181

6. OTHER ASSETS ACQUIRED THROUGH FORECLOSURE
The following table presents the changes in other assets acquired through foreclosure:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(in thousands)
Balance, beginning of period	$104,365	$42,147	$83,347	$14,545
Additions	25,499	36,991	73,801	78,236
Dispositions	(15,768)	(1,714)	(29,978)	(6,861)
Valuation adjustments in the period, net	(4,000)	(4,617)	(17,074)	(13,113)

Balance, end of period	$110,096	$72,807	$110,096	$72,807

At September 30, 2010 and 2009, the majority of the Company’s repossessed assets were properties located in Nevada.
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
The Company determined that there was no triggering event or other factor to indicate an interim test of goodwill impairment was necessary for the first, second and third quarters of 2010. During the third quarter 2009, the Company determined that it was necessary to perform an interim test for goodwill impairment on its former subsidiary Miller/Russell and Associates. As a result of the goodwill impairment test, the Company determined that the Miller/Russell reporting unit was impaired by $0.6 million.
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
8. INCOME TAXES
The reconciliation between the statutory federal income tax rate and the Company’s effective tax rate are summarized as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(in thousands)
Income tax at statutory rate	$896	$(14,466)	$1,456	$(54,247)
Increase (decrease) resulting from:
State income taxes, net of federal benefits	(528)	(301)	(954)	(924)
Dividends received deductions	(137)	—	(242)	(279)
Bank-owned life insurance	(269)	(190)	(794)	(522)
Tax-exempt income	(63)	(64)	(213)	(259)
Nondeductible expenses	86	95	270	281
Nondeductible goodwill impairment	—	201	—	15,951
Deferred tax asset valuation allowance	—	(490)	(2,033)	9,681
Restricted stock write off	—	(2,200)	565	(254)
Other, net	(64)	691	115	2,377

	$(79)	$(16,724)	$(1,830)	$(28,195)

Deferred tax assets and liabilities are included in the financial statements at currently enacted income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes.
For the nine months ended September 30, 2010, the net deferred tax assets increased $1.1 million to $70.1 million. This increase in the net deferred tax asset was primarily the result of the reversal of a portion of the deferred tax asset valuation allowance on ARPS impaired securities, offset by the write off of a portion of the deferred tax asset related to restricted stock.
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
A summary of the contractual amounts for unfunded commitments and letters of credit are as follows:

	September 30,	December 31,
	2010	2009
	(in thousands)
Commitments to extend credit, including unsecured loan commitments of $126,532 at September 30, 2010 and $110,491 at December 31, 2009	$670,602	$682,870
Credit card commitments and financial guarantees	324,004	305,903
Standby letters of credit, including unsecured letters of credit of $3,121 at September 30, 2010 and $3,826 at December 31, 2009	30,099	38,891

	$1,024,705	$1,027,664

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
The Company has exposure to credit losses from unfunded commitments and letters of credit. As funds have not been disbursed on these commitments, they are not reported as loans outstanding. Credit losses related to these commitments are not included in the allowance for credit losses reported in Note 5, “Loans, Leases and Allowance for Credit Losses” of these Consolidated Financial Statements and are accounted for as a separate loss contingency as a liability. This loss contingency for unfunded loan commitments and letters of credit was $0.3 million as of September 30, 2010 and December 31, 2009, respectively. Changes to this liability are adjusted through other non-interest expense.
Concentrations of Lending Activities
The Company’s lending activities are primarily driven by the customers served in the market areas where the Company has branch offices in the States of Nevada, California and Arizona. The Company monitors concentrations within five broad categories: geography, industry, product, call code, and collateral. The Company grants commercial, construction, real estate and consumer loans to customers through branch offices located in the Company’s primary markets. The Company’s business is concentrated in these areas and the loan portfolio includes significant credit exposure to the commercial real estate market of these areas. As of September 30, 2010 and December 31, 2009, commercial real estate related loans which include construction and land accounted for approximately 64% and 65% of total loans, and approximately 3% and 5% of commercial real estate loans, respectively, are secured by undeveloped land. Substantially all of these loans are secured by first liens with an initial loan to value ratio of generally not more than 75%. Approximately 46% and 54% of total commercial real estate loans were owner occupied at September 30, 2010 and December 31, 2009, respectively. In addition, approximately 3% and 4% of total loans were unsecured as of September 30, 2010 and December 31, 2009, respectively.
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
Lease Commitments
The Company leases the majority of its office locations and many of these leases contain multiple renewal options and provisions for increased rents. Total rent expense of $1.4 million is included in occupancy expenses for the three month periods ended September 30, 2010 and 2009, and $3.9 million and $4.1 million for the nine month periods ended September 30, 2010 and 2009, respectively.
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
For the three and nine months ended September 30, 2010 and 2009, gains and losses from fair value changes included in the Consolidated Statement of Operations were as follows:

	Changes in Fair Values for Items Measured at Fair
	Value Pursuant to Election of the Fair Value Option
	Unrealized			Total
	Gain (Loss) on		Interest	Changes
	Assets and		Expense on	Included in
	Liabilities	Interest	Junior	Current-
	Measured at	Income on	Subordinated	Period
Description	Fair Value, Net	Securities	Debt	Earnings
	(in thousands)
Three Months Ended September 30, 2010

Securities measured at fair value	$(210)	$71	$—	$(139)
Junior subordinated debt	—	—	288	(288)

	$(210)	$71	$288	$(427)

Nine Months Ended September 30, 2010

Securities measured at fair value	$226	$337	$—	$563
Junior subordinated debt	6,115	—	821	5,294

	$6,341	$337	$821	$5,857

	Changes in Fair Values for Items Measured at Fair
	Value Pursuant to Election of the Fair Value Option
				Total
	Unrealized			Changes in
	Gain (Loss) on		Interest	Fair Values
	Assets and		Expense on	Included in
	Liabilities	Interest	Junior	Current-
	Measured at	Income on	Subordinated	Period
Description	Fair Value, Net	Securities	Debt	Earnings
	(in thousands)
Three months ended September 30, 2009
Securities measured at fair value	$1,498	$403	$—	$1,901
Junior subordinated debt	489	—	234	723

	$1,987	$403	$234	$2,624

Nine Months Ended September 30, 2009
Securities measured at fair value	$4,893	$641	$—	$5,534
Junior subordinated debt	716	—	697	1,413

	$5,609	$641	$697	$6,947

The difference between the aggregate fair value of junior subordinated debt ($36.3 million) and the aggregate unpaid principal balance thereof ($66.5 million) was $30.2 million at September 30, 2010.
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
Junior subordinated debt: The Company estimates the fair value of its junior subordinated debt using a discounted cash flow model which incorporates the effect of the Company’s own credit risk in the fair value of the liabilities (Level 3). The Company’s cash flow assumptions were based on the contractual cash flows based as the Company anticipates that it will pay the debt according to its contractual terms. The Company evaluated priced offerings on individual issuances of trust preferred securities and estimated the discount rate based, in part, on that information. The Company estimated the discount rate at 6.98%, which is a 669 basis point spread over 3 month LIBOR (0.29% as of September 30, 2010).
The fair value of these assets and liabilities were determined using the following inputs at September 30, 2010 and December 31, 2009:

	Fair Value Measurements at Reporting Date Using:
	Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs	Fair
	(Level 1)	(Level 2)	(Level 3)	Value
As of September 30, 2010

Assets:
Securities measured at fair value
U.S. Government-sponsored agency securities	$—	$2,535	$—	$2,535
Direct obligation & GSE residential mortgage-backed	—	29,893	—	29,893

	$—	$32,428	$—	$32,428

Securities available for sale
U.S. Government-sponsored agency securities	$—	$277,149	$—	$277,149
Municipal Obligations	—	322	—	322
Corporate bonds	5,119	—		5,119
Direct obligation & GSE residential mortgage-backed	—	493,932	—	493,932
Private label residential mortgage-backed securities	—	9,356	—	9,356
Adjustable-rate preferred stock	40,017	—	—	40,017
Trust preferred	23,013	—	—	23,013
Other	22,627	—	—	22,627

	$90,776	$780,759	$—	$871,535

Interest rate swaps	$—	$1,860	$—	$1,860

	(Level 1)	(Level 2)	(Level 3)	Fair Value
Liabilities:

Junior subordinated debt	$—	$—	$36,323	$36,323

Interest rate swaps	$—	$1,860	$—	$1,860

	Fair Value Measurements at Reporting Date Using:
		Quoted Prices
		in Active	Active
		Markets for	Markets for
	As of	Identical	Similar	Unobservable
	December 31,	Assets	Assets	Inputs
Description	2009	(Level 1)	(Level 2)	(Level 3)
Assets:
Securities available for sale	$744,598	$111,536	$633,062	$—
Securities measured at fair value	58,670	—	58,670	—
Interest rate swaps	1,139	—	1,139	—

Total	$804,407	$111,536	$692,871	$—

Liabilities:
Junior subordinated debt	$42,438	$—	$—	$42,438
Interest rate swaps	1,139	—	1,139	—

Total	$43,577	$—	$1,139	$42,438

Fair Value Measurements Using
Significant Unobservable Inputs
(Level 3)

		Securities	Junior
	Securities	Measured	Subordinated	Fixed-Rate
	AFS	at Fair Value	Debt	Term Borrowings
	(in thousands)
Beginning balance January 1, 2010	$—	$—	$(42,438)	$—
Total gains (losses) (realized/unrealized)
Included in earnings	—	—	6,115	—
Included in other comprehensive income	—	—	—	—
Purchases, issuances, and settlements, net	—	—	—	—
Transfers to held-to-maturity
Transfers in and/or out of Level 3	—	—	—	—

Ending balance September 30, 2010	$—	$—	$(36,323)	$—

The amount of total 2010 gains (losses) for the period included in earnings attributable to the change in unrealized gains (losses) relating to assets and liabilities still held at the reporting date	$—	$—	$6,115	$—

The amount of total 2009 gains (losses) for the period included in earnings attributable to the change in unrealized gains (losses) relating to assets and liabilities still held at the reporting date	$—	$—	$1,179	$1,515

Fair value on a nonrecurring basis
Certain assets are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis, but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). The following table presents such assets carried on the balance sheet by caption and by level within the ASC 825 hierarchy as of September 30, 2010:

	Fair Value Measurements Using
		Quoted Prices
		in Active	Active
		Markets for	Markets for	Unobservable
		Identical Assets	Similar Assets	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
As of September 30, 2010:
Impaired loans with a specific valuation allowance	$32,331	$—	$—	$32,331
Impaired loans without specific valuation allowance	113,209	—	—	113,209
Goodwill valuation of reporting units	25,925	—	—	25,925
Other assets acquired through foreclosure	110,096	—	—	110,096
Collateralized debt obligations	816	—	—	816
The following table presents such assets carried on the balance sheet by caption and by level within the ASC 825 hierarchy as of December 31, 2009:

	Fair Value Measurements Using
		Quoted Prices
		in Active	Active
		Markets for	Markets for	Unobservable
		Identical Assets	Similar Assets	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
As of December 31, 2009:
Impaired loans with specific valuation allowance	$38,335	$—	$—	$38,335
Impaired loans without specific valuation allowance	80,594	—	—	80,594
Goodwill valuation of reporting units	25,925	—	—	25,925
Other assets acquired through foreclosure	83,347	—	—	83,347
Collateralized debt obligations	918	—	—	918
Impaired loans: The specific reserves for collateral dependent impaired loans are based on the fair value of the collateral. The fair value of collateral is determined based on third-party appraisals. In some cases, adjustments are made to the appraised values due to various factors, including age of the appraisal which are generally obtained every six months, age of comparables included in the appraisal, and known changes in the market and in the collateral. When significant adjustments are based on unobservable inputs, such as when a current appraised value is not available or management determines the fair value of the collateral is further impaired below appraised value and there is no observable market price, the resulting fair value measurement has been categorized as a Level 3 measurement. These Level 3 impaired loans had an aggregate carrying amount of $42.2 million and specific reserves in the allowance for loan losses of $9.9 million as September 30, 2010.
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
Other assets acquired through foreclosure: Other assets acquired through foreclosure consist of properties acquired as a result of, or in-lieu-of, foreclosure. Properties or other assets (primarily repossessed assets formerly leased) are classified as other assets acquired through foreclosure and other repossessed property and are initially reported at the fair value using appraised value, less cost to sell, such properties are generally re-appraised every six months. There is risk for subsequent volatility. Costs relating to the development or improvement of the assets are capitalized and costs relating to holding the assets are charged to expense. The Company had $110.1 million of such assets at September 30, 2010. When significant adjustments were based on unobservable inputs, such as when a current appraised value is not available or management determines the fair value of the collateral is further impaired below appraised value and there is no observable market price, the resulting fair value measurement has been categorized as a Level 3 measurement.
Collateralized debt obligations: The Company previously wrote down its trust-preferred CDO portfolio to $0.3 million when it determined these CDOs were other-than-temporarily impaired under generally accepted accounting principles due to the continued expected weakness of the U.S. economy, the decline in the market value of these CDOs, credit rating downgrades and the increase in deferrals and defaults by the issuers of the underlying CDOs. These CDOs represent interests in various trusts, each of which is collateralized with trust preferred debt issued by other financial institutions.
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

For the nine months ended September 30, 2010, the Company determined that certain collateralized mortgage debt securities contained credit losses. The impairment credit loss related to these debt securities for the nine months ended September 30, 2010 was $1.2 million.
The following table presents a rollforward of the amount related to impairment credit losses recognized in earnings for the nine months ended September 30, 2010 and 2009:
Debt Security Credit Loses
Recognized in Other Comprehensive Income/Earnings
For the Nine Months Ended September 30, 2010

	Debt Obligations and	Private Label Mortgage-
	Structured Securities	Backed Securities
	(in thousands)
Beginning balance of impairment losses held in other comprehensive income	$(544)	$(1,811)
Current period other-than temporary impairment credit recognized through earnings	544	—
Reductions for securities sold during the period	—	—
Additions or reductions in credit losses due to change of intent to sell	—	—
Reductions for increases in cash flows to be collected on impaired securities	—	—

Ending balance of net unrealized gains and (losses) held in other comprehensive income	$—	$(1,811)

Debt Security Credit Loses
Recognized in Other Comprehensive Income/Earnings
For the Nine Months Ended September 30, 2010

	Debt Obligations and	Private Label Mortgage-
	Structured Securities	Backed Securities
	(in thousands)
Beginning balance of impairment losses held in other comprehensive income	$(4,705)	$(2,831)
Current period other-than temporary impairment credit losses recognized through earnings	2,643	988
Reductions for securities sold during the period	—	—
Additions or reductions in credit losses due to change of intent to sell	—	—
Reductions for increases in cash flows to be collected on impaired securities	—	(1,379)

Ending balance of net unrealized gains and (losses) held in other comprehensive income	$(2,062)	$(3,222)

11. FAIR VALUE OF FINANCIAL INSTRUMENTS
The estimated fair value of the Company’s financial instruments is as follows:

	September 30, 2010		December 31, 2009
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(in thousands)
Financial assets:
Cash and due from banks	$108,395	$108,395	$116,841	$116,841
Federal funds sold	1,009	1,009	3,473	3,473
Money market investments	1,635	1,635	54,029	54,029
Investment securities-measured at fair value	32,428	32,428	58,670	58,670
Investment securities-available-for-sale	871,535	871,535	744,598	744,598
Investment securities held-to-maturity	24,104	24,629	7,482	7,482
Derivatives	1,860	1,860	1,139	1,139
Restricted stock	39,029	39,029	41,378	41,378
Loans, net	4,065,310	3,931,939	3,971,016	3,654,227
Accrued interest receivable	18,742	18,742	18,742	18,742

Financial liabilities:
Deposits	5,328,528	5,332,528	4,722,102	4,731,827
Accrued interest payable	4,543	4,543	4,179	4,179
Customer repurchases	86,835	86,835	223,269	223,269
Other borrowed funds	72,888	72,888	29,352	29,352
Junior subordinated debt	36,323	36,323	42,438	42,438
Subordinated debt	—	—	60,000	60,000
Derivatives	1,860	1,860	1,139	1,139
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
Fair value of commitments
The estimated fair value of the standby letters of credit at September 30, 2010 and December 31, 2009 is insignificant. Loan commitments on which the committed interest rate is less than the current market rate are also insignificant at September 30, 2010 and December 31, 2009.
12. SEGMENTS
The Company is segmented as “Nevada” (Bank of Nevada and First Independent Bank of Nevada), “Arizona” (Alliance Bank of Arizona), “California” (Torrey Pines Bank and Alta Alliance Bank), “Asset Management” (Premier Trust, which was divested on September 1, 2010, and Shine), and “Other” (Western Alliance Bancorporation holding company, Western Alliance Equipment Finance and miscellaneous).
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
The following is a summary of selected operating segment information as of and for the periods ended September 30, 2010, and 2009:

Western Alliance Bancorporation and Subsidiaries
Operating Segment Results
Unaudited

						Inter-
						segment	Consoli-
				Asset		Elimi-	dated
	Nevada	California	Arizona	Management	Other	nations	Company
	(in millions)
At September 30, 2010
Assets	$3,334.2	$1,404.1	$1,403.3	$3.9	$732.0	$(698.4)	$6,179.1
Gross loans and deferred fees, net	2,315.1	1,009.9	891.2	—	—	(42.7)	4,173.5
Less: Allowance for credit losses	(75.9)	(16.6)	(15.7)	—	—	—	(108.2)

Net loans	2,239.2	993.3	875.5	—	—	(42.7)	4,065.3

Goodwill	23.2	—	—	2.7	—	—	25.9
Deposits	2,894.0	1,232.6	1,244.1	—	—	(42.2)	5,328.5
Stockholders’ equity	365.2	134.6	110.4	3.5	622.1	(616.0)	619.8

No. of branches	19	11	9	—	—	—	39
No. of FTE	506	201	143	7	50	—	907

	(in thousands)
Three Months Ended September 30, 2010:
Net interest income	$32,025	$15,830	$12,716	$2	$(1,105)	$—	$59,468
Provision for credit losses	19,349	2,166	1,450	—	—	—	22,965

Net interest income (loss) after provision for credit losses	12,676	13,664	11,266	2	(1,105)	—	36,503
Non-interest income	4,355	1,150	2,462	1,001	2,809	390	12,167
Non-interest expense	(26,386)	(7,882)	(8,475)	(807)	(3,655)	1,096	(46,109)

Income (loss)from continuing operations before income taxes	(9,355)	6,932	5,253	196	(1,951)	1,486	2,561
Income tax expense (benefit)	(3,568)	2,906	2,021	91	(1,529)	—	(79)

Income(loss) from continuing operations	(5,787)	4,026	3,232	105	(422)	1,486	2,640
Loss from discontinued operations, net	—	—	—	—	(631)	—	(631)

Net income (loss)	$(5,787)	$4,026	$3,232	$105	$(1,053)	$1,486	$2,009

	(in thousands)
Nine Months Ended September 30, 2010:
Net interest income	$94,373	$45,401	$33,533	$6	$(1,670)	$—	$171,643
Provision for credit losses	62,626	7,718	4,483	—	0	—	74,827

Net interest income (loss) after provision for credit losses	31,747	37,683	29,050	6	(1,670)	—	96,816
Non-interest income	19,078	3,449	6,079	3,399	14,342	1,209	47,556
Non-interest expense	(79,400)	(28,672)	(23,954)	(2,752)	(9,957)	4,522	(140,213)

Income (loss) from continuing
operations before income taxes	(28,575)	12,460	11,175	653	2,715	5,731	4,159
Income tax expense (benefit)	(10,464)	5,377	4,444	300	(1,487)	—	(1,830)

Income(loss) from continuing operations	(18,111)	7,083	6,731	353	4,202	5,731	5,989
Loss from discontinued operations, net	—	—	—	—	(2,368)	—	(2,368)

Net income (loss)	$(18,111)	$7,083	$6,731	$353	$1,834	$5,731	$3,621

Western Alliance Bancorporation and Subsidiaries
Operating Segment Results
Unaudited

						Inter-
						segment	Consoli-
				Asset		Elimi-	dated
	Nevada	California	Arizona	Management	Other	nations	Company
	(in millions)
At September 30, 2009
Assets	$3,457.1	$1,264.9	$1,024.9	$19.4	$118.6	$(53.6)	$5,831.3
Gross loans and deferred fees	2,488.8	814.6	707.6	—	—	(43.0)	3,968.0
Less: Allowance for credit losses	(74.9)	(12.7)	(16.6)	—	—	—	(104.2)

Net loans	2,413.9	801.9	691.0	—	—	(43.0)	3,863.8

Goodwill	23.2	—	—	10.7	—	—	33.9
Deposits	2,792.9	1,089.5	877.4	—	—	(7.6)	4,752.2
Stockholders’ equity	315.7	120.6	73.6	17.0	81.5	(5.4)	603.0

No. of branches	21	9	10	—	—	—	40
No. of FTE	583	211	145	43	41	—	1,023

	(in thousands)
Three Months Ended September 30,2009
Net interest income	$29,918	$10,895	$8,160	$12	$(15)	$—	$48,970
Provision for credit losses	41,931	3,953	4,866	—	—	—	50,750

Net interest income after provision for credit losses	(12,013)	6,942	3,294	12	(15)	—	(1,780)
Non-interest income	4,201	1,073	1,676	2,452	2,206	939	12,547
Non-interest expense	(29,790)	(9,203)	(6,944)	(2,640)	(3,072)	1,201	(50,448)

Loss from continuing operations before income taxes	(37,602)	(1,188)	(1,974)	(176)	(881)	2,140	(39,681)
Income tax expense (benefit)	(13,784)	(623)	(849)	217	(287)	(1,398)	(16,724)

Income(loss) from continuing operations	(23,818)	(565)	(1,125)	(393)	(594)	3,538	(22,957)
Loss from discontinued operations, net	—	—	—	—	(958)	—	(958)

Net income (loss)	$(23,818)	$(565)	$(1,125)	$(393)	$(1,552)	$3,538	$(23,915)

	(in thousands)
Nine Months Ended September 30,2009
Net interest income	$94,186	$33,240	$24,525	$43	$(1,493)	$—	$150,501
Provision for credit losses	86,580	8,646	13,081	—	—	—	108,307

Net interest income after provision for credit losses	7,606	24,594	11,444	43	(1,493)	—	42,194
Non-interest income	3,864	3,468	4,426	7,066	1,923	(20,581)	166
Goodwill impairment charge	(45,000)	—	—	(576)	—	—	(45,576)
Non-interest expense	(82,560)	(30,414)	(25,114)	(6,377)	(6,918)	5,302	(146,081)

Loss from continuing operations before income taxes	(116,090)	(2,352)	(9,244)	156	(6,488)	(15,279)	(149,297)
Income tax expense (benefit)	(25,165)	(687)	(3,577)	459	(2,426)	3,201	(28,195)

Income(loss) from continuing operations	(90,925)	(1,665)	(5,667)	(303)	(4,062)	(18,480)	(121,102)
Loss from discontinued operations, net	—	—	—	—	(3,392)	—	(3,392)

Net income (loss)	$(90,925)	$(1,665)	$(5,667)	$(303)	$(7,454)	$(18,480)	$(124,494)

13. STOCKHOLDERS’ EQUITY
On August 24, 2010, the Company completed a public offering of 8,050,000 shares of common stock, including 1,050,000 shares pursuant to the underwriter’s over-allotment option, at a public offering price of $6.25 per share, for an aggregate offering price of $50.3 million. The net proceeds of the offering were approximately $47.6 million.
Stock-based Compensation
For the nine months ended September 30, 2010, 111,000 stock options with a weighted average exercise price of $5.21 per share were granted to certain key employees and directors. The Company estimates the fair value of each option award on the date of grant using a Black-Scholes valuation model. The weighted average grant date fair value of these options was $3.12 per share. These stock options generally have a vesting period of 4 years and a contractual life of 7 years.
As of September 30, 2010, there were 2.8 million options outstanding, compared with 2.9 million at September 30, 2009.
For the three and nine months ended September 30, 2010, the Company recognized stock-based compensation expense related to stock option grants of $0.4 million and $1.4 million, respectively compared to $0.6 million and $1.8 million for the three and nine months ended September 30, 2009, respectively.
For the three and nine months ended September 30, 2010, 62,800 and 622,963 shares of restricted stock were granted, respectively. The Company estimates the compensation cost for restricted stock grants based upon the grant date fair value. Generally, these restricted stock grants have a three year vesting period. The aggregate grant date fair value for the restricted stock issued in the three and nine month periods ended September 30, 2010 was $0.5 million and $3.4 million, respectively.
There were approximately 1,099,134 and 754,000 restricted shares outstanding at September 30, 2010 and 2009, respectively. For the three and nine months ended September 30, 2010, the Company recognized stock-based compensation related to restricted stock grants of $1.0 million and $3.2 million, respectively, compared to $1.4 million and $4.6 million, respectively, for the three and nine months ended September 30, 2009 related to the Company’s restricted stock plan.
14. BORROWED FUNDS
On August 25, 2010, the Company completed a public offering of $75 million in principal Senior Notes due in 2015 bearing interest of 10%. The net proceeds of the offering were $72.8 million. The Company also has lines of credit available from the FHLB and FRB. The borrowing capacity is determined based on collateral pledged, generally consisting of securities and loans, at the time of borrowing. A summary of the Company’s borrowings as of September 30, 2010 and December 31, 2009 follows:

	September 30,	December 31,
	2010	2009
	(in thousands)
Short Term
Other short term debt (weighted average rate in 2010: 0.00% and 2009: 4.60%) Due in one year or less	$—	$20,000

Long Term
Other long term debt (weighted average rate in 2010: 9.89% and 2009: 8.79%) Due in over one year	$75,000	$9,352

15. SUBSEQUENT EVENTS
On October 20, 2010, the Company published notices of the filing of applications to merge its Alta Alliance Bank subsidiary into its Torrey Pines Bank subsidiary, and its First Independent Bank of Nevada subsidiary into its Alliance Bank of Arizona subsidiary. The Company believes that reducing the number of banking charters will mitigate its risk profile while improving its operating efficiency. Subject to regulatory approval, these mergers are expected to be completed by year end.

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
Financial Overview and Highlights
Western Alliance Bancorporation is a multi-bank holding company headquartered in Phoenix, Arizona that provides full service banking, financial planning and investment advisory services and lending through its subsidiaries.
Net loss for the Company of $0.5 million or ($0.01) loss per diluted share for the quarter ended September 30, 2010 compared to a net loss of $26.4 million or ($0.37) loss per diluted share for the third quarter of 2009.
The significant factors impacting earnings of the Company during the third quarter of 2010 were:

•	Record net interest income of $59.5 million for the third quarter 2010, up 21.4% from $49.0 million for the third quarter 2009

•	Net interest margin increased to 4.32% for the third quarter 2010 compared to 3.69% for third quarter 2009

•	The provision for credit losses declined to $23.0 million for the third quarter 2010 compared to $50.8 million for the third quarter 2009

•	A $93.9 million increase in loans to $4.17 billion from $4.08 billion at December 31, 2009 and a $205.5 million increase from $3.97 billion at September 30, 2009

•	A continued decrease in nonaccrual loans to $130.9 million at September 30, 2010 from $153.7 million at December 31, 2009

•	Net increase in repossessed assets to $110.1 million at September 30, 2010 from $83.3 million at December 31, 2009

•	Net charge-offs decreased to $24.8 million for the third quarter 2010 compared to $30.7 million for the third quarter of 2009

•	Completion of debt offering contributing $72.8 million in liquidity to the Company

•	Completion of equity offering contributing $47.6 million to capital to the Company
The impact to the Company from these items, and others of both a positive and negative nature, will be discussed in more detail as they pertain to the Company’s overall comparative performance for the three and nine months ended September 30, 2010 throughout the analysis sections of this report.
A summary of our results of operations and financial condition and select metrics is included in the following table:

	September 30,
	2010	2009	Change %
	(dollars in millions)
Selected Balance Sheet Data:

Total assets	$6,179.1	$5,831.3	6.0%
Loans, net of deferred fees	4,173.5	3,968.0	5.2
Securities and money market investments	929.7	727.8	27.7
Federal funds sold and other	1.0	5.0	(80.0)
Customer deposits	5,328.5	4,752.2	12.1
Borrowings	72.9	79.4	(8.2)
Junior subordinated and subordinated debt	36.3	101.9	(64.4)
Stockholders’ equity	619.8	603.0	2.8

	At or for the Three Months			For the Nine Months
	Ended September 30,			Ended September 30,
	2010	2009	Change %	2010	2009	Change %
	(in thousands, except per share data)
Selected Income Statement Data:
(dollars in thousands)
Interest income	$70,705	$67,746	4.4%	$209,439	$208,210	0.6%
Interest expense	11,237	18,776	(40.2)	37,796	57,709	(34.5)

Net interest income	59,468	48,970	21.4	171,643	150,501	14.0
Provision for loan losses	22,965	50,750	(54.7)	74,827	108,307	(30.9)

Net interest income after provision for credit losses	36,503	(1,780)	(2,150.7)	96,816	42,194	129.5
Non-interest income	12,167	12,547	(3.0)	47,556	166	28,548.2
Non-interest expense	46,109	50,448	(8.6)	140,213	191,657	(26.8)

Income (loss) from continuing operations before income taxes	2,561	(39,681)	(106.5)	4,159	(149,297)	(102.8)
Income tax benefit	(79)	(16,724)	(99.5)	(1,830)	(28,195)	(93.5)

Income (loss) from continuing operations	2,640	(22,957)	(111.5)	5,989	(121,102)	(104.9)%
Loss on discontinued operations, net	(631)	(958)	(34.1)	(2,368)	(3,392)

Net income (loss)	$2,009	$(23,915)	(108.4)%	$3,621	$(124,494)

Intangible asset amortization, net of tax	$586	$614	(4.7)%	$1,764	$1,843	(4.3)%

Diluted net loss from continuing operations	$0.00	$(0.35)		$(0.02)	$(2.36)

Diluted net loss from discontinued operations, net	$(0.01)	$(0.01)		$(0.03)	$(0.06)

Diluted net loss per common share	$(0.01)	$(0.37)	(97.3)%	$(0.05)	$(2.42)	(97.9)%

	At or For the Three Months			For the Nine Months
	Ended September 30,			Ended September 30,
	2010	2009	Change %	2010	2009	Change %
Common Share Data:
Basic net income (loss) per share	$(0.01)	$(0.37)	(97.3)%	$(0.05)	$(2.42)	(97.9)%
Diluted net income (loss) per share	(0.01)	(0.37)	(97.3)	(0.05)	(2.42)	(97.9)
Book value per common share	6.01	6.56	(8.4)
Average shares outstanding (in thousands):
Basic	75,554	71,697	5.4	73,240	54,471	34.5
Diluted	75,554	71,697	5.4	73,240	54,471	34.5
Common shares outstanding	81,503	72,489	12.4

Selected Performance Ratios:
Return on average assets	0.13%	(1.63)%	(108.0)%	0.08%	(3.03)%	(102.7)%
Return on average stockholders’ equity	1.31	(14.78)	(108.9)	0.82	(30.16)	(102.7)
Average equity to average assets	10.11	11.00	(8.1)	10.05	10.05	0.0
Net interest margin (1)	4.32	3.69	17.1	4.22	4.07	3.7
Net interest spread	4.03	3.26	23.6	3.90	3.63	7.4
Loan to deposit ratio	78.32	83.50	(6.2)

	At or For the Three Months			For the Nine Months
	Ended September 30,			Ended September 30,
	2010	2009	Change %	2010	2009	Change %
Selected Capital Ratios:
Tier 1 Leverage ratio	10.0	9.6	3.1
Tier 1 Risk Based Capital	12.4	12.1	2.5
Total Risk Based Capital	13.7	14.7	(7.5)

Selected Asset Quality Ratios:
Net charge-offs to average loans outstanding (annualized)	2.41%	3.05%	(21.0)%	2.47%	2.60%	(4.8)%
Nonaccrual loans to gross loans	3.14	4.19	(25.1)
Nonaccrual loans and repossessed assets to total assets	3.90	4.10	(4.9)
Loans past due 90 days and still accruing to total loans	0.14	0.06	133.3
Allowance for credit losses to gross loans	2.59	2.63	(1.5)
Allowance for credit losses to nonaccrual loans	82.63	62.65	31.9

(1)	Net interest margin represents net interest income as a percentage of average interest-earning assets.
As a bank holding company, the Company’s Management focuses on key ratios in evaluating the Company’s financial condition and results of operations. In the current economic environment, key ratios regarding asset quality and efficiency are more informative as to the financial condition of the Company than those utilized in a more normal economic period such as return on equity and return on assets.
Asset Quality
For banks and bank holding companies, asset quality plays a significant role in the overall financial condition of the institution and results of operations. The Company measures asset quality in terms of nonaccrual loans as a percentage of gross loans, and net charge-offs as a percentage of average loans. Net charge-offs are calculated as the difference between charged-off loans and recovery payments received on previously charged-off loans. As of September 30, 2010, impaired loans, including nonaccrual loans, were $245.8 million compared to $232.0 million at September 30, 2009. Nonaccrual loans as a percentage of gross loans as of September 30, 2010 were 3.14% compared to 4.19% as of September 30, 2009. At September 30, 2010 and 2009, nonperforming assets were $348.2 million and $285.8 million, respectively, and were comprised of nonaccrual loans, loans past due 90 days or more and still accruing interest, restructured and impaired loans and foreclosed collateral. For the three and nine months ended September 30, 2010, annualized net charge-offs as a percentage of average loans were 2.41% and 2.47%, respectively, compared to 3.05% and 2.60% for the three and nine months ended September 30, 2009, respectively.
Asset and Deposit Growth. The ability to originate loans and attract deposits is fundamental to our asset growth. Our assets and liabilities are comprised primarily of loans and deposits, respectively. Total assets at September 30, 2010 increased $347.8 million or 6.0%, to $6.18 billion from $5.83 billion at September 30, 2009. Gross loans increased by $205.5 million or 5.2% as of September 30, 2010 from September 30, 2009. Total deposits increased $576.3 million or 12.1%, to $5.33 billion at September 30, 2010 from $4.75 billion at September 30, 2009.
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

Results of Operations
The following table sets forth a summary financial overview for the three and nine months ended September 30, 2010 and 2009.

	Three Months Ended			Nine Months Ended
	September 30,		Increase	September 30,		Increase
	2010	2009	(Decrease)	2010	2009	(Decrease)
		(in thousands, except per share amounts)
Consolidated Statement of Operations Data:
Interest income	$70,705	$67,746	$2,959	$209,439	$208,210	$1,229
Interest expense	11,237	18,776	(7,539)	37,796	57,709	(19,913)

Net interest income	59,468	48,970	10,498	171,643	150,501	21,142
Provision for credit losses	22,965	50,750	(27,785)	74,827	108,307	(33,480)

Net interest income after provision for credit losses	36,503	(1,780)	38,283	96,816	42,194	54,622
Non-interest income	12,167	12,547	(380)	47,556	166	47,390
Non-interest expense	46,109	50,448	(4,339)	140,213	191,657	(51,444)

Net loss from continuing operations before income taxes	2,561	(39,681)	(42,242)	4,159	(149,297)	153,456
Income tax benefit	(79)	(16,724)	16,645	(1,830)	(28,195)	26,365

Income (loss) from continuing operatons	2,640	(22,957)	25,597	5,989	(121,102)	127,091
Loss from discontinued operations	(631)	(958)	327	(2,368)	(3,392)	1,024

Net income (loss)	$2,009	$(23,915)	$25,924	$3,621	$(124,494)	$128,115

Net loss available to common stockholders	$(457)	$(26,354)	$25,897	$(3,778)	$(131,789)	$128,011

Earnings (loss) per share — basic	$(0.01)	$(0.37)	$0.36	$(0.05)	$(2.42)	$2.37

Earnings (loss) per share — diluted	$(0.01)	$(0.37)	$0.36	$(0.05)	$(2.42)	$2.37

The Company’s primary source of income is net interest income. Net interest income for the three and nine months ended September 30, 2010 increased by 21.4% and 14.0%, respectively, compared to the three and nine months ended September 30, 2009. The increase in net interest income was mostly from declined funding costs primarily decreased interest expense on deposits of $6.5 million for the comparable third quarters and $15.5 million for the nine months ended September 30, 2010 compared to 2009.
Net Interest Margin
The net interest margin is reported on a fully tax equivalent (“FTE”) basis. A tax equivalent adjustment is added to reflect interest earned on certain municipal securities and loans that are exempt from Federal income tax. The following table sets forth the average balances and interest income on a fully tax equivalent basis and tax expense for the periods indicated:

	Three Months Ended September 30,
		2010			2009
			(in thousands)
			Average			Average
	Average		Yield/Cost	Average		Yield/Cost
	Balance	Interest	(6)	Balance	Interest	(6)
Earning Assets
Securities:
Taxable	$870,677	$5,665	2.58%	$570,413	$5,652	3.93%
Tax-exempt (1)	32,626	410	8.72%	30,443	129	3.52%

Total securities	903,303	6,075	2.80%	600,856	5,781	3.91%
Federal funds sold & other	11,164	29	1.03%	35,573	141	1.57%
Loans (1) (2) (3)	4,115,894	64,273	6.20%	4,027,005	61,380	6.05%
Short term investments	421,189	299	0.28%	570,345	334	0.23%
Investment in restricted stock	39,765	29	0.29%	41,034	110	1.06%

Total earnings assets	5,491,315	70,705	5.13%	5,274,813	67,746	5.11%
Non-Earning Assets
Cash and due from banks	121,308			219,952
Allowance for loan losses	(111,912)			(89,457)
Bank owned life insurance	94,284			91,447
Other assets	402,202			336,857

Total assets	$5,997,197			$5,833,612

Interest-Bearing Liabilities
Sources of Funds
Interest-bearing deposits:
Interest checking	659,334	708	0.43%	326,902	928	1.13%
Savings and money market	1,890,032	4,032	0.85%	1,777,410	6,700	1.50%
Time deposits	1,341,579	4,791	1.42%	1,382,890	8,439	2.42%

Total interest-bearing deposits	3,890,945	9,531	0.97%	3,487,202	16,067	1.83%
Short-term borrowings	89,464	155	0.69%	419,044	1,241	1.17%
Long-term debt	29,299	815	11.04%	9,396	211	8.91%
Junior sub. & subordinated debt	36,323	736	8.04%	102,343	1,257	4.87%

Total interest-bearing liabilities	4,046,031	11,237	1.10%	4,017,985	18,776	1.85%
Non interest-Bearing Liabilities
Noninterest-bearing demand deposits	1,317,216			1,141,275
Other liabilities	27,571			32,369
Stockholders’ equity	606,379			641,983

Total liabilities and stockholders’ equity	$5,997,197			$5,833,612

Net interest income and margin (4)		$59,468	4.32%		$48,970	3.69%

Net interest spread (5)			4.03%			3.26%

(1)	Yields on loans and securities have been adjusted to a tax equivalent basis. Interest income has not been adjusted to a tax equivalent basis. The tax-equivalent adjustments for the three months ended September 30, 2010 and 2009 were $307 and $141, respectively.

(2)	Net loan fees of $0.9 million and $0.8 million are included in the yield computation for the three months ended September 30, 2010 and 2009, respectively.

(3)	Includes nonaccrual loans.

(4)	Net interest margin is computed by dividing net interest income by total average earning assets.

(5)	Net interest spread represents average yield earned on interest-earning assets less the average rate paid on interest-bearing liabilities.

(6)	Annualized.

	Nine Months Ended September 30,
		2010			2009
			(in thousands)
			Average			Average
	Average		Yield/Cost	Average		Yield/Cost
	Balance	Interest	(6)	Balance	Interest	(6)
Earning Assets
Securities:
Taxable	$812,192	$16,886	2.78%	$537,225	$18,148	4.52%
Tax-exempt (1)	33,042	793	6.04%	49,402	1,146	5.35%

Total securities	845,234	17,679	2.91%	586,627	19,294	4.59%
Federal funds sold & other	22,167	151	0.91%	22,843	370	2.17%
Loans (1) (2) (3)	4,083,368	190,641	6.24%	4,066,109	187,901	6.18%
Short term investments	473,117	862	0.24%	252,167	519	0.28%
Investment in restricted stock	40,714	106	0.35%	41,044	126	0.41%

Total earnings assets	5,464,600	209,439	5.14%	4,968,790	208,210	5.62%
Non-Earning Assets
Cash and due from banks	109,739			174,997
Allowance for loan losses	(114,962)			(81,468)
Bank owned life insurance	93,520			91,067
Other assets	400,904			339,823

Total assets	$5,953,801			$5,493,209

Interest-Bearing Liabilities
Sources of Funds
Interest-bearing deposits:
Interest checking	563,731	2,223	0.53%	288,271	2,463	1.14%
Savings and money market	1,837,727	12,894	0.94%	1,622,265	20,961	1.73%
Time deposits	1,446,976	17,560	1.62%	1,238,372	24,706	2.67%

Total interest-bearing deposits	3,848,434	32,677	1.14%	3,148,908	48,130	2.04%
Short-term borrowings	147,905	1,370	1.24%	600,070	4,461	0.99%
Long-term debt	9,874	815	11.04%	22,092	1,399	8.47%
Junior sub. & subordinated debt	71,085	2,934	5.52%	104,122	3,719	4.78%

Total interest-bearing liabilities	4,077,298	37,796	1.24%	3,875,192	57,709	1.99%
Noninterest-Bearing Liabilities
Noninterest-bearing demand deposits	1,249,398			1,037,218
Other liabilities	34,441			28,874
Stockholders’ equity	592,664			551,925

Total liabilities and stockholders’equity	$5,953,801			$5,493,209

Net interest income and margin (4)		$171,643	4.22%		$150,501	4.07%

Net interest spread (5)			3.90%			3.63%

(1)	Yields on loans and securities have been adjusted to a tax equivalent basis. Interest income has not been adjusted to a tax equivalent basis. The tax-equivalent adjustments for the nine months ended September 30, 2010 and 2009 were $700 and $830, respectively.

(2)	Net loan fees of $3.2 million and $3.3 million are included in the yield computation for the nine months ended September 30, 2010 and 2009, respectively.

(3)	Includes nonaccrual loans.

(4)	Net interest margin is computed by dividing net interest income by total average earning assets.

(5)	Net interest spread represents average yield earned on interest-earning assets less the average rate paid on interest-bearing liabilities.

(6)	Annualized

The table below sets forth the relative impact on net interest income of changes in the volume of earning assets and interest-bearing liabilities and changes in rates earned and paid by the Company on such assets and liabilities. For purposes of this table, nonaccrual loans have been included in the average loan balances.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2010 compared to 2009			2010 compared to 2009
	Increase (Decrease)			Increase (Decrease)
	Due to Changes in (1)(2)			Due to Changes in (1)(2)
	Volume	Rate	Total	Volume	Rate	Total
	(in thousands)
Interest on securities:
Taxable	$1,953	$(1,940)	$13	$5,717	$(6,979)	$(1,262)
Tax-exempt	27	254	281	(393)	40	(353)
Federal funds sold	(63)	(49)	(112)	(5)	(214)	(219)
Loans	1,389	1,504	2,893	806	1,934	2,740
Short term investments	(105)	70	(35)	403	(60)	343
Restricted stock	(1)	(80)	(81)	(1)	(19)	(20)

Total interest income	3,200	(241)	2,959	6,527	(5,298)	1,229

Interest expense:
Interest checking	356	(576)	(220)	1,086	(1,326)	(240)
Savings and money market	239	(2,907)	(2,668)	1,512	(9,579)	(8,067)
Time deposits	(146)	(3,502)	(3,648)	2,532	(9,678)	(7,146)
Short-term borrowings	(567)	(519)	(1,086)	(4,188)	1,097	(3,091)
Long-term debt	548	56	604	(1,008)	424	(584)
Junior subordinated debt	(1,323)	802	(521)	(1,364)	579	(785)

Total interest expense	(893)	(6,646)	(7,539)	(1,430)	(18,483)	(19,913)

Net increase (decrease)	$4,093	$6,405	$10,498	$7,957	$13,185	$21,142

(1)	Changes due to both volume and rate have been allocated to volume changes.

(2)	Changes due to mark-to-market gains/losses under ASC 825 have been allocated to volume changes.
The increase in net interest income for the three and nine months ended September 30, 2010 compared to 2009, was primarily due to decreased interest expense driven by declines in rates paid on interest bearing deposits. The cost of our average interest-bearing liabilities decreased to 1.10% from 1.85% for the three months ended September 30, 2010 compared to the same period in 2009. For the nine months ended September 30, 2010 compared to 2009, average cost of interest-bearing liabilities decreased to 1.24% compared to 1.99%.
Provision for Credit Losses
The provision for credit losses in each period is reflected as a charge against earnings in that period. The provision is equal to the amount required to maintain the allowance for credit losses at a level that is adequate to absorb probable credit losses inherent in the loan portfolio. The provision for credit losses was $23.0 million and $74.8 million for the three and nine months ended September 30, 2010, respectively compared to $50.8 million and $108.3 million for the same periods in 2009. Factors that impact the provision for credit losses are net charge-offs or recoveries, changes in the size and mix of the loan portfolio, the recognition of changes in current risk factors and specific reserves on impaired loans.

Non-interest Income (Loss)
The Company earned non-interest income (loss) primarily though fees related to trust and advisory services, services provided to loan and deposit customers, bank owned life insurance, investment securities gains and impairment charges, mark to market gains and other.
The following table presents a summary of non-interest income (loss) for the periods presented:

	Three Months Ended			Nine Months Ended
	September 30,		Increase	September 30,		Increase
	2010	2009	(Decrease)	2010	2009	(Decrease)
			(in thousands)
Net gain on sale of investment securities	$5,460	$4,146	$1,314	$19,757	$15,933	$3,824
Securities impairment charges	—	(1,044)	1,044	(1,174)	(44,083)	42,909
Portion of impairment charges recognized in other comprehensive loss (before taxes)	—	—	—	—	2,047	(2,047)

Net securities impairment charges recognized in earnings	—	(1,044)	1,044	(1,174)	(42,036)	40,862
Unrealized gain (loss) on assets and liabilities measured at fair value, net	(210)	1,987	(2,197)	6,341	5,609	732
Gain on extinguishment of debt	—	—	—	3,000	—	3,000
Service charges	2,276	2,212	64	6,791	5,874	917
Trust and advisory fees	1,001	2,369	(1,368)	3,395	6,967	(3,572)
Operating lease income	998	1,079	(81)	2,928	2,976	(48)
Income from bank owned life insurance	773	574	199	2,271	1,523	748
Derivative gains (losses)	(66)	(70)	4	(202)	(200)	(2)
Other	1,935	1,294	641	4,449	3,520	929

Total non-interest income (loss)	$12,167	$12,547	$(380)	$47,556	$166	$47,390

Total non-interest income declined slightly for the three month period ended September 30, 2010 compared to 2009. During the third quarter 2010, the Company sold its Premier Trust subsidiary and recorded a $0.6 million gain on sale which is included in other non-interest income. Total trust and advisory fees declined $1.4 million for the comparable quarters mostly due to the Miller/Russell divestiture at year end 2009. The Company recorded no securities impairment charges in the third quarter 2010 compared to $1.0 million in the third quarter 2009. Mark to market gains declined for the comparable periods by $2.2 million due to interest rate fluctuations. Net gain on sale of investment securities increased $1.3 million for the three months ended September 30, 2010 compared to 2009 mostly due to the sales of the remaining impaired ARPS securities for net gains of $3.6 million.
Total non-interest income for the nine months ended September 30, 2010 compared to 2009 increased by $47.4 million primarily the result of the $40.9 million decrease in securities impairment charges. All other non-interest income categories improved with the exception of trust and advisory fees which declined by $3.6 million for the comparable periods mostly due to the divestitures of the majority interest in Miller/Russell and Associates, Inc at the end of last year and Premier Trust as of September 1, 2010 which contributed $5.5 million in trust and advisory fees during this period in 2009.

Non-interest Expense
The following table presents a summary of non-interest expenses for the periods indicated:

	Three Months Ended			Nine Months Ended
	September 30,		Increase	September 30,		Increase
	2010	2009	(Decrease)	2010	2009	(Decrease)
	(in thousands)
Salaries and employee benefits	$21,860	$23,694	$(1,834)	$65,461	$70,697	$(5,236)
Occupancy	4,890	5,346	(456)	14,505	15,762	(1,257)
Losses on sales/valuations of repossessed assets and bank premises, net	4,855	7,283	(2,428)	15,836	16,193	(357)
Insurance	4,115	2,326	1,789	11,366	9,034	2,332
Legal, professional and director fees	1,546	1,810	(264)	5,553	4,995	558
Repossessed assets and loan expenses	1,918	1,430	488	5,847	4,585	1,262
Customer service	987	1,001	(14)	3,205	3,145	60
Marketing	878	543	335	3,079	3,122	(43)
Intangible amortization	901	945	(44)	2,714	2,835	(121)
Data processing	842	951	(109)	2,427	3,303	(876)
Operating lease depreciation	627	722	(95)	1,963	2,479	(516)
Telephone	455	484	(29)	1,356	1,410	(54)
Travel and automobile	459	464	(5)	1,025	1,122	(97)
Audits and exams	309	397	(88)	1,233	1,368	(135)
Correspondent banking and wire transfer costs	279	363	(84)	904	1,065	(161)
Supplies	293	320	(27)	880	1,187	(307)
Goodwill impairment charge	—	576	(576)	—	45,576	(45,576)
Other	895	1,793	(898)	2,859	3,779	(920)

Total	$46,109	$50,448	$(4,339)	$140,213	$191,657	$(51,444)

Non-interest expense decreased $4.3 million for the three months ended September 30, 2010 compared to the same period in 2009. The decrease is the result of the Company’s cost reduction program which has reduced expenses in almost all categories with the exception of FDIC insurance which has increased $1.2 million which is mostly due to increased deposits. In addition, expenses from repossessed assets and loans increased by $0.5 million for the comparable quarters due to the increased volume of these assets. Marketing expenses also increased slightly by $0.3 million for the comparable quarters as the Company continues to pursue new customers and quality lending opportunities.
Total non-interest expense for the year to date 2010 compared to 2009 decreased $51.4 million mostly due to a non-cash goodwill impairment charges taken in the first and third quarters of 2009 of $45.6 million. In addition, the Company implemented a cost reduction program which has resulted in an additional $5.9 million net decline in expenses.
Income Taxes
The increase in the tax benefit recognized in the current quarter was primarily due to permanent differences related to bank-owned life insurance, tax-exempt income, dividends received deductions and state tax accruals. For the nine months ended September 30, 2010, the decrease in the effective tax rate was primarily due to the above mentioned items as well as the reversal of a portion of the deferred tax asset valuation allowance on ARPS impaired securities.
Discontinued Operations
In the first quarter of 2010, the Company decided to sell its credit card segment, PartnersFirst, and has presented certain activities as discontinued operations. During the first quarter of 2010, the Company transferred certain assets with balances at September 30, 2010 of $0.1 million to held-for-sale and reported a portion of its operations as discontinued. At September 30, 2010, the Company had $46.1 million of outstanding credit card loans which will have continuing cash flows related to the collection of these loans. These credit card loans are included in loans held for investment as of September 30, 2010 and December 31, 2009.
The following table summarizes the operating results of the discontinued operations for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(in thousands)
Affinity card revenue	$444	$614	$1,394	$1,307
Non-interest expenses	(1,532)	(2,263)	(5,477)	(7,076)

Loss before income taxes	(1,088)	(1,649)	(4,083)	(5,769)
Income tax benefit	(457)	(691)	(1,715)	(2,377)

Net loss	$(631)	$(958)	$(2,368)	$(3,392)

Business Segment Results
Our Nevada banking segment, which is comprised of Bank of Nevada and First Independent Bank of Nevada, reported that loans declined $40 million during the third quarter of 2010 and declined $137.2 million since December 31, 2009 to $2.32 billion at September 30, 2010. Deposits increased $234.8 million to $2.89 billion since December 31, 2009. Net loss for the Nevada banks was $5.8 million during the third quarter 2010, compared with a net loss of $23.8 million during the third quarter 2009. For the year to date 2010, the Nevada banks had a net loss of $18.1 million compared to a net loss of $90.9 million for the same period in 2009 which included a $45.0 million goodwill impairment charge.
Our California banking segment, which is comprised of Torrey Pines Bank and Alta Alliance Bank, reported that loans increased $29 million during the second quarter 2010 and $135.3 million since December 31, 2009 to $1.01 billion at September 30, 2010. Deposits increased $140.2 million to $1.23 billion for the third quarter of 2010. Net income for the California banks was $4.0 million during the third quarter 2010 compared with net loss of $0.6 million for the third quarter 2009. For the nine months ended September 30, 2010, the California banking segment had net income of $7.1 compared to a net loss of $1.7 million for the comparable period of 2009.
Our Arizona banking segment includes Alliance Bank of Arizona, which reported loan growth of $54.1 million during the third quarter 2010 to $891.2 million. Total deposits increased to $1.24 billion from $0.98 billion at December 31, 2009. Net income for the Arizona segment was $3.2 million during the third quarter 2010 compared with a net loss of $1.1 million during the third quarter 2009. For the nine months ended September 30, 2010, Arizona had net income of $6.7 million compared to a net loss of $5.7 million for the comparable period of 2009.
Our Asset Management business line, which includes Shine Investments Advisory Services and Premier Trust (until divestiture on September 1, 2010), had assets under management of $341 million at September 30, 2010, compared to $865 million at December 31, 2009, excluding Miller/Russell and Associates, which was divested on December 31, 2009. Net income for the Asset Management segment for the third quarter and nine months ended September 30, 2010 was $0.1 million and $0.3 million, respectively compared with net loss of $0.4 million and $0.3 million during the third quarter and year to date 2009, respectively. The income for 2009 included Miller/Russell and Associates which was divested at the end of 2009. The net income from Premier Trust is not significant.
Balance Sheet Analysis
Total Assets
Total assets increased to $6.18 billion or 7.4% at September 30, 2010 from December 31, 2009. The majority of this increase was in cash and liquid assets of $166.7 million, investment securities of $117.3 million, net loans of $94.3 million and other repossessed assets of $26.7 million. The increased liquidity is mostly due to the completion of a debt offering during the third quarter contributing $72.8 million.
Loans
Total loans increased $93.8 million to $4.17 billion at September 30, 2010. The majority of the increase was in the commercial real estate portfolio of $184.5 million, commercial leases of $64.3, commercial and industrial of $10.3 million and other of $4.3 million which were partially offset by declined loan balances in construction and land of $134.9 million and residential real estate of $34.7 million. The Company is focused on pursuing quality lending opportunities and other loan portfolio strategies.

The following table shows the amounts of loans outstanding by type of loan at the end of each of the periods indicated.

	September 30,	December 31,
	2010	2009
	(in thousands)
Construction and land development	$488,343	$623,198
Commercial real estate — owner occupied	1,227,704	1,091,363
Commercial real estate — non-owner occupied	981,374	933,261
Residential real estate	533,598	568,319
Commercial and industrial	695,375	685,089
Commercial leases	181,437	117,104
Consumer	71,379	80,300
Deferred fees and unearned income net	(5,730)	(18,995)

	4,173,480	4,079,639
Allowance for credit losses	(108,170)	(108,623)

Total loans, net	$4,065,310	$3,971,016

Concentrations of Lending Activities
The Company’s lending activities are primarily driven by the customers served in the market areas where the Company has branch offices in the States of Nevada, California and Arizona. The Company monitors concentrations within five broad categories: geography, industry, product, call code, and collateral. The Company grants commercial, construction, real estate and consumer loans to customers through branch offices located in the Company’s primary markets. The Company’s business is concentrated in these areas and the loan portfolio includes significant credit exposure to the commercial real estate market of these areas. As of September 30, 2010 and December 31, 2009, commercial real estate related loans which include construction and land accounted for approximately 64% and 65% of total loans, and approximately 3% and 5% of commercial real estate loans, respectively, are secured by undeveloped land. Substantially all of these loans are secured by first liens with an initial loan to value ratio of generally not more than 75%. Approximately 46% and 54% of total commercial real estate loans were owner occupied at September 30, 2010 and December 31, 2009, respectively. In addition, approximately 3% and 4% of total loans were unsecured as of September 30, 2010 and December 31, 2009, respectively.
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
The following table summarizes nonperforming assets:

	September 30,	December 31,
	2010	2009
	(in thousands)
Nonaccrual loans	$130,905	$153,702
Loans past due 90 days or more on accrual status	5,667	5,538
Troubled debt restructured loans (accruing)	101,540	46,480

Total nonperforming loans	238,112	205,719
Foreclosed collateral	110,096	83,347

Total nonperforming assets	$348,208	$289,066

The following table summarizes the loans for which the accrual of interest has been discontinued, loans past due 90 days or more and still accruing interest, restructured loans, and other impaired loans:

	September 30,	December 31,
	2010	2009
	(dollars in thousands)
Total nonaccrual loans	$130,905	$153,702
Loans past due 90 days or more and still accruing	5,667	5,538

Total nonperforming loans	136,572	159,240
Restructured loans	101,540	46,480
Other impaired loans	7,642	27,752

Total impaired loans	$245,754	$233,472

Other repossessed assets	$110,096	$83,347
Nonaccrual loans to gross loans	3.14%	3.77%
Loans past due 90 days or more and still accruing to total loans	0.14	0.14
For the three and nine months ended September 30, 2010, interest income recognized on nonaccrual loans totaled $0.3 million and $1.7 million. Interest income that would have been recorded under the original terms of the nonaccrual loans during the period was $2.5 million and $5.2 million for the three and nine months ended September 30, 2010 and $0.8 million and $3.5 million for the three and nine months ended September 30, 2009.
The composite of nonaccrual loans were as follows as of the dates indicated:

	At September 30, 2010			At December 31, 2009
	Nonaccrual		Percent of	Nonaccrual		Percent of
	Balance	%	Total Loans	Balance	%	Total Loans
	(dollars in thousands)
Construction and land development	$42,440	32.42%	1.02%	$64,079	41.69%	1.57%
Residential real estate	34,782	26.57%	0.83%	30,000	19.52%	0.73%
Commercial real estate	46,366	35.42%	1.11%	42,253	27.49%	1.04%
Commercial and industrial	6,723	5.14%	0.16%	17,134	11.15%	0.42%
Consumer	594	0.45%	0.02%	236	0.15%	0.01%

Total nonaccrual loans	$130,905	100.00%	3.14%	$153,702	100.00%	3.77%

At September 30, 2010 and December 31, 2009, nonaccrual loans totaled $130.9 million and $153.7 million, respectively. Nonaccrual loans at September 30, 2010 consisted of 218 loans with the highest single customer loan balance of $10.1 million. The decrease in total nonaccrual loans is primarily due to charge-offs.
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
At September 30, 2010 and December 31, 2009 the aggregate total amount of loans classified as impaired was $245.8 million and $233.5 million, respectively. The total specific allowance for credit losses related to these loans was $9.9 million and $13.4 million as of September 30, 2010 and December 31, 2009, respectively. The increase in impaired loans was mostly attributed to increased impaired commercial real estate loans, residential real estate and consumer/credit card loans which were $124.4 million, $44.0 million and $1.0 million, respectively at September 30, 2010 compared to $85.4 million, $39.6 million and $0.2 million at December 31, 2009, respectively. This increase was partially offset by decreased impaired construction and land and commercial and industrial loans of $25.4 million and $6.3 million, respectively to $63.8 million and $12.5 million respectively at September 30, 2010 from December 31, 2009.

At September 30, 2010 and December 31, 2009, loans classified as restructured loans as defined by ASC 310 totaled $101.5 million and $46.5 million, respectively. At September 30, 2010, restructured loans consisted of 66.6% commercial real estate, 20.2% construction and land, 7.8% residential real estate, 4.9% commercial and industrial and 0.4% consumer.
The following table includes the breakdown of total impaired loans and the related specific reserves:

	At September 30, 2010
	Impaired		Percent of	Reserve		Percent of
	Balance	Percent	Total Loans	Balance	Percent	Total Allowance
Construction and land development	$63,839	25.98%	1.53%	$2,765	27.92%	2.56%
Residential real estate	43,987	17.90%	1.05%	2,267	22.89%	2.10%
Commercial real estate	124,404	50.62%	2.98%	3,305	33.37%	3.06%
Commercial and industrial	12,509	5.09%	0.30%	1,440	14.54%	1.33%
Consumer	1,015	0.41%	0.02%	127	1.28%	0.12%

Total impaired loans	$245,754	100.00%	5.88%	$9,904	100.00%	9.17%

Allowance for credit losses
Credit risk is inherent in the business of extending loans and leases to borrowers. Like other financial institutions, the Company must maintain an adequate allowance for credit losses. The allowance for credit losses is established through a provision for credit losses charged to expense. Loans are charged against the allowance for credit losses when Management believes that collectability of the contractual principal or interest is unlikely. Subsequent recoveries, if any, are credited to the allowance. The allowance is an amount believed adequate to absorb probable losses on existing loans that may become uncollectable, based on evaluation of the collectability of loans and prior credit loss experience, together with other factors. The Company formally re-evaluates and establishes the appropriate level of the allowance for credit losses on a quarterly basis.
Our allowance for credit loss methodology incorporates several quantitative and qualitative risk factors used to establish the appropriate allowance for credit losses at each reporting date. Quantitative factors include our historical loss experience, delinquency and charge-off trends, collateral values, changes in the level of nonperforming loans and other factors. Qualitative factors include the economic condition of our operating markets and the state of certain industries. Specific changes in the risk factors are based on perceived risk of similar groups of loans classified by collateral type, purpose and terms. An internal one-year and three-year loss history are also incorporated into the allowance calculation model. Due to the credit concentration of our loan portfolio in real estate secured loans, the value of collateral is heavily dependent on real estate values in Nevada, Arizona and California, which have declined significantly in recent periods. While management uses the best information available to make its evaluation, future adjustments to the allowance may be necessary if there are significant changes in economic or other conditions. In addition, the FDIC and state banking regulatory agencies, as an integral part of their examination processes, periodically review our subsidiary banks’ allowances for credit losses, and may require us to make additions to our allowance based on their judgment about information available to them at the time of their examinations. Management regularly reviews the assumptions and formulae used in determining the allowance and makes adjustments if required to reflect the current risk profile of the portfolio.
The allowance consists of specific and general components. The specific allowance relates to impaired loans. In general, impaired loans include those where interest recognition has been suspended, loans that are more than 90 days delinquent but because of adequate collateral coverage income continues to be recognized, and other criticized and classified loans not paying substantially according to the original contract terms. For such loans, an allowance is established when the discounted cash flows, collateral value or observable market price of the impaired loan are lower than the carrying value of that loan, pursuant to FASB ASC 310 Receivables (“ASC 310”). Loans not collateral dependent are evaluated based on the expected future cash flows discounted at the current contractual interest rate. The amount to which the present value falls short of the current loan obligation will be set up as a reserve for that account or charged-off.
The Company uses an appraised value method to determine the need for a reserve on impaired, collateral dependent loans and further discounts the appraisal for disposition costs. Due to the rapidly changing economic and market conditions of the regions within which we operate, the Company obtains independent collateral valuation analysis on a regular basis for each loan, typically every six months.

The general allowance covers all non-impaired loans and is based on historical loss experience adjusted for the various qualitative and quantitative factors listed above. The change in the allowance from one reporting period to the next may not directly correlate to the rate of change of the nonperforming loans for the following reasons:
1. A loan moving from impaired performing to impaired nonperforming does not mandate an increased reserve. The individual account is evaluated for a specific reserve requirement when the loan moves to impaired status, not when it moves to nonperforming status, and is reevaluated at each subsequent reporting period. Because our nonperforming loans are predominately collateral dependent, reserves are primarily based on collateral value, which is not affected by borrower performance but rather by market conditions.
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
The following table summarizes the activity in our allowance for credit losses for the periods indicated.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(dollars in thousands)
Allowance for credit losses:
Balance at beginning of period	$110,013	$84,143	$108,623	$74,827
Provisions charged to operating expenses	22,965	50,750	74,827	108,307
Recoveries of loans previously charged-off:
Construction and land development	214	608	2,424	820
Commercial real estate	160	139	990	139
Residential real estate	1,209	11	1,735	205
Commercial and industrial	389	442	2,200	1,313
Consumer	47	6	128	131

Total recoveries	2,019	1,206	7,477	2,608
Loans charged-off:
Construction and land development	3,843	13,717	20,402	25,948
Commercial real estate	12,813	3,125	26,524	10,552
Residential real estate	3,695	5,619	17,385	18,173
Commercial and industrial	5,036	8,329	14,395	23,649
Consumer	1,440	1,128	4,051	3,239

Total charged-off	26,827	31,918	82,757	81,561
Net charge-offs	24,808	30,712	75,280	78,953

Balance at end of period	$108,170	$104,181	$108,170	$104,181

Net charge-offs to average loans (annualized)	2.41%	3.05%	2.47%	2.60%
Allowance for credit losses to gross loans	2.59%	2.62%
Net charge-offs totaled $24.8 million and $30.7 million for the three months ended September 30, 2010 and 2009, respectively. Year to date 2010 net charges off totaled $75.3 million compared to $79.0 million for 2009. The provision for credit losses was $23.0 million for the third quarter of 2010 compared to $50.8 million for the same periods in 2009. For the nine month period ended September 30, 2010 and 2009, the provision for credit losses was $74.8 and $108.3 million, respectively. The increase in the allowance for credit losses is driven by loan growth, decreased net loan charge-offs, changes in the mix of loans and the addition of investment grade lease loans which have low historical loss rates due to the high quality of the borrowers and totaled $52.3 million at September 30, 2010. The increase in commercial real estate charge-offs for the three months ended September 30, 2010 compared to 2009 primarily relates to five large properties in Nevada comprising $9.4 million of the increase.
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

	Allowance for Credit Losses at September 30, 2010
	(dollars in thousands)
		% of Total	% of Loans in
		Allowance For	Each Category
	Amount	Loan Losses	to Gross Loans
Construction and land development	$24,021	22.21%	11.69%
Commercial real estate	26,864	24.83%	52.85%
Residential real estate	22,128	20.46%	12.77%
Commercial and industrial	30,036	27.77%	20.98%
Consumer	5,121	4.73%	1.71%

Total	$108,170	100.00%	100.00%

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

	At September 30, 2010
	# of	Loan		Percent of
	Loans	Balance	Percent	Total Loans
	(dollars in thousands)
Construction and land development	51	$46,197	17.18%	1.11%
Commercial real estate	133	148,192	55.13%	3.55%
Residential real estate	70	24,640	9.17%	0.59%
Commercial and industrial	253	48,718	18.12%	1.17%
Consumer	24	1,086	0.40%	0.03%

Total potential problem loans	531	$268,833	100.00%	6.44%

Our potential problem loans consisted of 531 loans and totaled approximately $268.8 million at September 30, 2010. These loans are primarily secured by real estate.
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
The carrying value of investment securities at September 30, 2010 and December 31, 2009 was as follows:

	At September 30,	At December 31,
	2010	2009
	(in thousands)
Direct obligation and GSE residential mortgage-backed securities	$523,825	$655,073
U.S. Government-sponsored agency debt securities	279,684	2,479
Adjustable rate preferred stock	40,017	18,296
Trust preferred securities	23,013	22,050
Corporate bonds	25,119	71,190
Private label residential mortgage-backed securities	9,356	18,175
Municipal obligations	2,638	5,380
Collateralized debt obligations	288	918
Other	24,127	17,189

Total investment securities	$928,067	$810,750

Gross unrealized losses on investment securities at September 30, 2010 are primarily caused by interest rate fluctuations, credit spread widening and reduced liquidity in applicable markets. The Company has reviewed securities on which there is an unrealized loss in accordance with its accounting policy for other than temporary impairment (“OTTI”) as described in Note 4, Investment Securities, and recorded impairment charges totaling $1.2 million for the nine months ended September 30, 2010. This impairment related to the collateralized debt obligations (“CDO”). There was no additional impairment determined for the third quarter 2010. For the three and nine months ended September 30, 2009, the Company recorded securities impairment of $1.0 million and $42.0 million, respectively. For the nine months ended September 30, 2009, the impairment charges included $36.4 million related to adjustable rate preferred stock (“ARPS”), $3.0 million related to the Company’s collateralized mortgage obligation (“CMO”) portfolio and $2.6 million additional impairment of CDOs.
The Company does not consider any other securities to be other-than-temporarily impaired as of September 30, 2010 and December 31, 2009. However, without recovery in the near term such that liquidity returns to the applicable markets and spreads return to levels that reflect underlying credit characteristics, additional OTTI may occur in future periods.
Goodwill
Goodwill is created when a company acquires a business. When a business is acquired, the purchased assets and liabilities are recorded at fair value and intangible assets are identified. Excess consideration paid to acquire a business over the fair value of the net assets is recorded as goodwill. The Company’s annual goodwill impairment testing is October 1.
The Company determined that there was no triggering event or other factor to indicate an interim test of goodwill impairment was necessary for the first, second and third quarters of 2010. During the third quarter 2009, the Company determined that it was necessary to perform an interim test for goodwill impairment on its former subsidiary Miller/Russell and Associates. As a result of the goodwill impairment test, the Company determined that the Miller/Russell reporting unit was impaired by $0.6 million.
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
Although realization is not assured, the Company believes that the realization of the recognized net deferred tax asset of $70.1 million at September 30, 2010 is more likely than not based on expectations as to future taxable income and based on available tax planning strategies as defined in ASC 740 that could be implemented if necessary to prevent a carryforward from expiring.
The most significant source of these timing differences is the credit loss reserve build which accounts for $39.9 million of the net deferred tax asset. In general, the Company will need to generate approximately $195 million of taxable income during the respective carryforward periods to fully realize its deferred tax assets.
As a result of the recent losses, the Company is in a three-year cumulative pretax loss position at September 30, 2010. A cumulative loss position is considered significant negative evidence in assessing the realizability of a deferred tax asset. The Company has concluded that there is sufficient positive evidence to overcome this negative evidence. This positive evidence includes Company forecasts, exclusive of tax planning strategies that show realization of deferred tax assets by December 31, 2013 based on current projections, or by December 31, 2014 under stressed conditions. In addition, the Company has evaluated tax planning strategies, including potential sales of businesses and assets in which it could realize the excess of appreciated value over the tax basis of its assets. The amount of deferred tax assets considered realizable, however, could be significantly reduced in the near term if estimates of future taxable income during the carryforward period are significantly lower than forecasted due to deterioration in market conditions.
Based on the above discussion, the net operating loss carryforward of 20 years provides sufficient time to utilize deferred federal and state tax assets pertaining to the existing net operating loss carryforwards and any NOL that would be created by the reversal of the future net deductions that have not yet been taken on a tax return.
Deposits
Deposits have been the primary source for funding the Company’s asset growth. At September 30, 2010, total deposits were $5.33 billion, compared to $4.72 billion at December 31, 2009. The deposit growth of $606.4 million or 12.8% was primarily driven by increased non-interest bearing deposits of $264.7 million and growth in total interest-bearing deposits of $341.7 million. The growth in interest bearing deposits is from increased interest bearing demand deposits of $282.7 million, increased savings and money market deposits of $139.7 million partially offset by declined certificate of deposits of $80.7 million.
The Company continues to pursue financially sound borrowers, whose financing sources are unable to service their current needs as a result of liquidity or other concerns, seeking both their lending and deposits business. Although there can be no assurance that the Company’s efforts will be successful, we are seeking to take advantage of the current disruption in our markets to continue to grow market share, assets and deposits in a prudent fashion, subject to applicable regulatory limitations.
The following table provides the average balances and weighted average rates paid on deposits for the three and nine months ended September 30, 2010.

	Three Months Ended		Nine Months Ended
	September 30, 2010		September 30, 2010
	Average		Average
	Balance/Rate		Balance/Rate
	(dollars in thousands)
Interest checking (NOW)	$659,334	0.43%	$563,731	0.53%
Savings and money market	1,890,032	0.85	1,837,727	0.94
Time	1,341,579	1.42	1,446,976	1.62

Total interest-bearing deposits	3,890,945	0.97	3,848,434	1.14
Non-interest bearing demand deposits	1,317,216	—	1,249,398	—

Total deposits	$5,208,161	0.73%	$5,097,832	1.29%

Customer repurchase agreements declined $136.4 million from December 31, 2009 to September 30, 2010 due primarily to the transfer of customer funds to other products offered by our banks.

Other Assets Acquired Through Foreclosure
The following table presents the changes in other assets acquired through foreclosure:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(in thousands)
Balance, beginning of period	$104,365	$42,147	$83,347	$14,545
Additions	25,499	36,991	73,801	78,236
Dispositions	(15,768)	(1,714)	(29,978)	(6,861)
Valuation adjustments in the period, net	(4,000)	(4,617)	(17,074)	(13,113)

Balance, end of period	$110,096	$72,807	$110,096	$72,807

Other assets acquired through foreclosure consist primarily of properties acquired as a result of, or in-lieu-of, foreclosure. Properties or other assets (primarily repossessed assets formerly leased) are classified as other real estate owned and other repossessed property and are reported at the lower of carrying value or fair value, less estimated costs to sell, such properties are generally re-appraised every six months. There is risk for subsequent volatility. Costs relating to the development or improvement of the assets are capitalized and costs relating to holding the assets are charged to expense. For the three and nine months ended September 30, 2010, the Company recorded a net loss on repossessed asset sales and valuation adjustments of $4.9 million and $15.8 million, respectively compared to a net loss of $7.3 million and $16.2 million for the comparable periods 2009. The net loss for the three months ended September 30 2010, primarily relates to $3.3 million net loss on sales of other repossessed assets and $1.6 million net loss from both positive and negative valuation adjustments on OREO and other repossessed assets. The net loss for the nine month period ended September 30, 2010 mostly relates to $3.1 million of net loss on sales of other repossessed assets and fixed assets, $0.6 million operating lease valuation adjustment and $12.1 million net loss from both positive and negative valuation adjustments on OREO and other repossessed assets. When significant adjustments were based on unobservable inputs, such as when a current appraised value is not available or management determines the fair value of the collateral is further impaired below appraised value and there is no observable market price, the resulting fair value measurement has been categorized as a Level 3 measurement. At September 30, 2010, approximately 73%, 16% and 11% of the total amount of OREO properties were located in Nevada, California and Arizona, respectively.
Junior Subordinated Debt
The Company measures the balance of the junior subordinated debt at fair value which was $36.3 million and $42.4 million at September 30, 2010 and December 31, 2009, respectively. The difference between the aggregate fair value of junior subordinated debt of $36.3 million and the aggregate unpaid principal balance of $66.5 million was $30.2 million at September 30, 2010.
Other Borrowed Funds
On August 25, 2010, the Company completed a public offering of $75 million in principal Senior Notes due in 2015 bearing interest of 10%. The net proceeds of the offering were $72.8 million. The Company also has lines of credit available from the FHLB and FRB. The borrowing capacity is determined based on collateral pledged, generally consisting of securities and loans, at the time of borrowing. At September 30, 2009, the Company’s other borrowed funds consisted of $29.4 million which was fully repaid in 2010.
Stockholder’s Equity
On August 24, 2010, the Company completed a public offering of 8,050,000 shares of common stock, including 1,050,000 shares pursuant to the underwriter’s over-allotment option, at a public offering price of $6.25 per share, for an aggregate offering price of $50.3 million. The net proceeds of the offering were approximately $47.6 million.
Liquidity
The Company’s ability to have readily available funds sufficient to repay fully maturing liabilities is of primary importance to depositors, creditors and regulators. Our liquidity, represented by cash and amounts due from banks, federal funds sold, and available-for-sale securities, is a result of operating, investing and financing activities and the related cash flows. In order to ensure funds are available when necessary, on at least a quarterly basis, we project the amount of funds that will be required over the subsequent 180 days, and we strive to maintain relationships with a diversified customer base. As of September 30, 2010, the Company’s cash and cash equivalents balance was $616.0 million and unencumbered investment securities balance was $520.7 million, all representing 18.4% of total assets.
Liquidity requirements can also be met through short-term borrowings. As of September 30, 2010, we had unused borrowing lines at correspondent banks totaling $59.0 million, $48.0 million on an unsecured basis and $11.0 million secured. In addition, loans and available-for-sale securities pledged to the FHLB provided for $719.1 million in secured borrowing capacity of which only $50.1 million was being utilized as of September 30, 2010. Loans and securities pledged to the FRB discount window provided for $500.9 million in borrowing capacity with no outstanding borrowings from the FRB as of September 30, 2010. Overall, as of September 30, 2010, we had total secured remaining borrowing capacity of $1.18 billion.
Core deposits may increase our need for liquidity as certificates of deposit mature or are withdrawn before maturity and as non-maturity deposits, such as checking and savings account balances, are withdrawn. Additionally, we are exposed to the risk that customers with large deposit balances will withdraw all or a portion of such deposits, due in part to the FDIC limitations on the amount of insurance coverage provided to depositors. To mitigate the uninsured deposit risk, we utilize the Certificate of Deposit Account Registry Service (“CDARS”) program, which allows customers to invest up to $50 million in certificates of deposit through one participating financial institution, with the entire amount being covered by FDIC insurance. As of September 30, 2010, we had $308.7 million of CDARS deposits.
As of September 30, 2010, we had $34.5 million of wholesale brokered deposits outstanding. Brokered deposits are generally considered to be deposits that have been received from a registered broker that is acting on behalf of that broker’s customer. We do not anticipate using brokered deposits as a significant liquidity source in the near future.
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
Quantitative measures established by regulation to ensure capital adequacy require the Company and the Banks to maintain minimum amounts and ratios of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of September 30, 2010, that the Company and the Banks meet all capital adequacy requirements to which they are subject.
As of September 30, 2010, the Company and each of its banking subsidiaries exceeded the minimum capital ratios necessary to be considered “well-capitalized” under applicable federal capital guidelines. To be categorized as well-capitalized, the Banks must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the table below. In addition to the minimum capital ratios noted below, as described in “Part II Other Information, Item 1 — Legal Proceedings”, certain of the Company’s banking subsidiaries are required to maintain higher levels of Tier 1 capital than otherwise would be required to be considered well-capitalized.
The actual capital amounts and ratios for the Company are presented in the following table:

			Adequately-		Minimum For
			Capitalized		Well-Capitalized
	Actual		Requirements		Requirements
As of September 30, 2010	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
Total Capital (to Risk Weighted Assets)	652,197	13.7%	381,846	8.0%	477,308	10.0%
Tier I Capital (to Risk Weighted Assets)	591,932	12.4	190,923	4.0	286,385	6.0
Leverage ratio (to Average Assets)	591,932	10.0	237,298	4.0	296,622	5.0

			Adequately-		Minimum For
			Capitalized		Well-Capitalized
	Actual		Requirements		Requirements
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2009	(dollars in thousands)
Total Capital (to Risk Weighted Assets)	666,287	14.4%	370.159	8.0%	462,699	10.0%
Tier I Capital (to Risk Weighted Assets)	547,746	11.8	185,677	4.0	278,515	6.0
Leverage ratio (to Average Assets)	547,746	9.5	229,944	4.0	287,431	5.0

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
Interest rate risk is addressed by each Bank’s respective ALCO (or its equivalent), which includes members of executive management, senior finance and operations. ALCO monitors interest rate risk by analyzing the potential impact on the net economic value of equity and net interest income from potential changes in interest rates, and considers the impact of alternative strategies or changes in balance sheet structure. We manage our balance sheet in part to maintain the potential impact on economic value of equity and net interest income within acceptable ranges despite changes in interest rates.
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
The following table shows our projected change in economic value of equity for this set of rate shocks at September 30, 2010.
Economic Value of Equity

	Interest Rate Scenario (change in basis points)
	Down 200	Down 100	Base	UP 100	UP 200	Up 300
Present Value (000’s)
Assets	$6,358,976	$6,280,169	$6,179,451	$6,066,233	$5,952,557	$5,847,099
Liabilities	$5,559,863	$5,525,495	$5,424,061	$5,309,867	$5,203,257	$5,104,483
Net Present Value	$799,113	$754,674	$755,390	$756,366	$749,300	$742,616
% Change	5.8%	-0.1%		0.1%	-0.8%	-1.7%
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
Net Interest Income Simulation. In order to measure interest rate risk at September 30, 2010, we used a simulation model to project changes in net interest income that result from forecasted changes in interest rates. This analysis calculates the difference between twelve months of net interest income forecasted using an immediate increase and decrease in interest rates and a twelve month net interest income forecast using a flat market interest rate environment derived from spot yield curves typically used to price our assets and liabilities. The income simulation model includes various assumptions regarding the re-pricing relationships for each of our products. Many of our assets are floating rate loans, which are assumed to re-price immediately, and proportional to the change in market rates, depending on their contracted index. Some loans and investments include the opportunity of prepayment (embedded options), and accordingly the simulation model uses estimated market speeds to derive prepayments and reinvests proceeds at modeled yields. Our non-term deposit products re-price more slowly, usually changing less than the change in market rates and at our discretion.
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
This simulation model assesses the changes in net interest income that would occur in response to an instantaneous and sustained increase or decrease (shock) in market interest rates of + or — 100, 200, or 300 basis points. At September 30, 2010, our net interest margin exposure related to these hypothetical changes in market interest rates was within the current guidelines established by the Company.
Sensitivity of Net Interest Income

	Interest Rate Scenario (change in basis points)
	Down 200	Down 100	Flat	UP 100	UP 200	Up 300
(in 000’s)
Interest Income	$271,608	$277,211	$286,169	$299,505	$314,888	$333,287
Interest Expense	$20,268	$26,244	$40,043	$58,638	$78,604	$99,187
Net Interest Income	$251,340	$250,967	$246,126	$240,867	$236,284	$234,100
% Change	2.1%	2.0%		-2.1%	-4.0%	-4.9%

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
Changes in Internal Control over Financial Reporting
There have not been any changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2010, which have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Part II. Other Information
Item 1. Legal Proceedings
There are no material pending legal proceedings, other than ordinary routine litigation incidental to its business, to which the Company or any of its subsidiaries is a party or of which any of their property is the subject. See “Item 1. Business — Supervision and Regulation” in our Annual Report on Form 10-K for the year ended December 31, 2009 for additional information. From time to time, the Company is involved in a variety of litigation matters in the ordinary course of business and anticipates that it will become involved in new litigation matters in the future.
As previously disclosed in our Annual Report on Form 10-K and Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, certain of the Company’s banking subsidiaries, including Bank of Nevada, have been placed under informal supervisory oversight by banking regulators in the form of memoranda of understanding. The oversight requires enhanced supervision by the Board of Directors of each affected bank, and the submission of written plans addressing such matters as asset quality, credit underwriting and administration, and loan concentrations, as well as the formulation and adoption of comprehensive strategic plans. In certain cases, including Bank of Nevada the affected bank may be prohibited from paying dividends to the Company without prior regulatory approval and/or required to maintain higher levels of Tier 1 capital than otherwise would be required to be considered well-capitalized under federal capital guidelines. In addition, the affected banks are required to provide regulators with prior notice of certain management and director changes, and, in certain cases, to obtain their non-objection before engaging in a transaction that would materially change its balance sheet composition. In July 2010, Bank of Nevada executed a new memorandum of understanding with the FDIC and the Nevada Financial Institutions Division, pursuant to which, among other things, the bank agreed to: increase its Tier 1 leverage capital ratio above current levels by September 30, 2010; obtain the prior written consent from the FDIC and the Nevada FID before declaring or paying dividends; give prior notice of certain management and director changes; develop plans to maintain its Tier 1 leverage capital ratio; reduce its level of adversely classified assets and loan concentration risks; control overhead and other expenses; and establish and maintain an adequate allowance for loan and lease losses. The Company believes each affected bank is in full compliance with the requirements of the applicable memorandum of understanding.
On October 21, 2010, the Company received notification from the FDIC that the previously disclosed Consent Order with respect to Torrey Pines Bank, dated November 16, 2009, was terminated as of October 20, 2010.
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
Although we believe that we are currently in compliance with the terms of the of the memoranda of understanding described in Item 1 of Part II of this Quarterly Report on Form 10-Q, if we were unable to comply with these terms in the future, or if we were unable to comply with the terms of any future supervisory requirements to which we may become subject, then we could become subject to additional supervisory actions and orders, including cease and desist orders, prompt corrective action and/or other regulatory enforcement actions. If our regulators were to take such additional supervisory actions, then we could, among other things, become subject to greater restrictions on our ability to develop any new business, as well as restrictions on our existing business, and we could be required to raise additional capital, dispose of certain assets and liabilities within a prescribed period of time, or both. Failure to implement the measures in the time frames provided, or at all, could result in additional orders or penalties from federal and state regulators, which could result in one or more of the remedial actions described above. The terms of any such supervisory action and the consequences associated with any failure to comply therewith could have a material negative effect on our business and operating flexibility and financial condition.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a) There were no unregistered sales of equity securities during the period covered by this report.
(b) None
(c) None.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Removed and Reserved
Item 5. Other Information
None
Item 6. Exhibits

3.1	Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to Amendment No. 1 to Western Alliance Bancorporation’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on June 7, 2005).

3.2	Amended and Restated By-Laws (incorporated by reference to Exhibit 3.1 to Western Alliance Bancorporation’s Form 8-K filed with the Securities and Exchange Commission on January 25, 2008).

3.3	Certificate of Designations for the Fixed Rate Cumulative Perpetual Preferred Stock, Series A, of Western Alliance Bancorporation (incorporated by reference to Exhibit 3.1 to Western Alliance Bancorporation’s Form 8-K filed with the Securities and Exchange Commission on November 25, 2008).

3.4	Certificate of Amendment to Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to Western Alliance Bancorporation’s Form 8-K filed with the Securities and Exchange Commission on May 3, 2010).

3.5	Amendment to Amended and Restated By-Laws (incorporated by reference to exhibit 3.1 to Western Alliance Bancorporation’s Form 8-K filed with the Securities and Exchange Commission on September 20, 2010).

4.1	Specimen common stock certificate of Western Alliance Bancorporation (incorporated by reference to Exhibit 4.1 of Western Alliance Bancorporation’s Registration Statement on Form S-1, File No. 333-124406, filed with the Securities and Exchange Commission on June 27, 2005, as amended).

4.2	Form of Fixed Rate Cumulative Perpetual Preferred Stock, Series A, stock certificate (incorporated by reference to Exhibit 4.1 to Western Alliance Bancorporation’s Form 8-K filed with the Securities and Exchange Commission on November 25, 2008).

4.3	Form of Warrant to purchase shares of Western Alliance Bancorporation common stock, dated December 12, 2003, together with a schedule of warrant holders (incorporated by reference to Exhibit 10.9 to Western Alliance Bancorporation’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on April 28, 2005).

4.4	Warrant, dated November 21, 2008, by and between Western Alliance Bancorporation and the United States Department of the Treasury (incorporated by reference to Exhibit 4.2 to Western Alliance’s Form 8-K filed with the Securities and Exchange Commission on November 25, 2008).

31.1	CEO Certification Pursuant to Rule 13a-14(a)/15d-14(a).

31.2	CFO Certification Pursuant to Rule 13a-14(a)/15d-14(a).

32	CEO and CFO Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes — Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WESTERN ALLIANCE BANCORPORATION
Date: November 5, 2010	By:	/s/ Robert Sarver
Robert Sarver
President and Chief Executive Officer

Date: November 5, 2010	By:	/s/ Dale Gibbons
Dale Gibbons
Executive Vice President and Chief Financial Officer

Date: November 5, 2010	By:	/s/ Susan Thompson
Susan Thompson
Senior Vice President and Controller Principal Accounting Officer

EXHIBIT INDEX

3.1	Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to Amendment No. 1 to Western Alliance Bancorporation’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on June 7, 2005).

3.2	Amended and Restated By-Laws (incorporated by reference to Exhibit 3.1 to Western Alliance Bancorporation’s Form 8-K filed with the Securities and Exchange Commission on January 25, 2008).

3.3	Certificate of Designations for the Fixed Rate Cumulative Perpetual Preferred Stock, Series A, of Western Alliance Bancorporation (incorporated by reference to Exhibit 3.1 to Western Alliance Bancorporation’s Form 8-K filed with the Securities and Exchange Commission on November 25, 2008).

3.4	Certificate of Amendment to Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to Western Alliance Bancorporation’s Form 8-K filed with the Securities and Exchange Commission on May 3, 2010).

3.5	Amendment to Amended and Restated By-Laws (incorporated by reference to exhibit 3.1 to Western Alliance Bancorporation’s Form 8-K filed with the Securities and Exchange Commission on September 20, 2010).

4.1	Specimen common stock certificate of Western Alliance Bancorporation (incorporated by reference to Exhibit 4.1 of Western Alliance Bancorporation’s Registration Statement on Form S-1, File No. 333-124406, filed with the Securities and Exchange Commission on June 27, 2005, as amended).

4.2	Form of Fixed Rate Cumulative Perpetual Preferred Stock, Series A, stock certificate (incorporated by reference to Exhibit 4.1 to Western Alliance Bancorporation’s Form 8-K filed with the Securities and Exchange Commission on November 25, 2008).

4.3	Form of Warrant to purchase shares of Western Alliance Bancorporation common stock, dated December 12, 2003, together with a schedule of warrant holders (incorporated by reference to Exhibit 10.9 to Western Alliance Bancorporation’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on April 28, 2005).

4.4	Warrant, dated November 21, 2008, by and between Western Alliance Bancorporation and the United States Department of the Treasury (incorporated by reference to Exhibit 4.2 to Western Alliance’s Form 8-K filed with the Securities and Exchange Commission on November 25, 2008).

31.1	CEO Certification Pursuant to Rule 13a-14(a)/15d-14(a).

31.2	CFO Certification Pursuant to Rule 13a-14(a)/15d-14(a).

32	CEO and CFO Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.