Form 10-K
period 2001-12-31
WESTERN ALLIANCE BANCORPORATION
filed 2011-03-07
CIK 1212545

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
Commission File Number: 001-32550
WESTERN ALLIANCE BANCORPORATION
(Exact Name of Registrant as Specified in Its Charter)

Nevada	88-0365922
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer I.D. Number)

One E. Washington Street Suite 1400, Phoenix, AZ	85004
(Address of Principal Executive Offices)	(Zip Code)
(602)-389-3500
(Registrant’s telephone number, including area code)
SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of Each Class	Name on Each Exchange in Which Registered
Common Stock, $0.0001 Par Value	New York Stock Exchange
SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes
☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act Yes
☐ No ☑
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one): Large accelerated filer ☐ Accelerated filer ☑ Non-accelerated filer ☐ Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The aggregate market value of the registrant’s voting stock held by non-affiliates is approximately $289.8 million based on the June 30, 2010 closing price of said stock on the New York Stock Exchange ($7.17 per share).
As of February 28, 2011, 82,170,038 shares of the registrant’s common stock were outstanding.
Portions of the registrant’s definitive proxy statement for its 2011 Annual Meeting of Stockholders are incorporated by reference into Part III of this report.

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
The forward-looking statements contained in this Form 10K reflect our current views about future events and financial performance and involve certain risks, uncertainties, assumptions and changes in circumstances that may cause our actual results to differ significantly from historical results and those expressed in any forward-looking statement, including those risks discussed under the heading “Risk Factors” in this 2010 Form 10K. Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements include, among others, the following possibilities: 1) dependency on real estate and events that negatively impact real estate; 2) high concentration of commercial real estate, construction and development and commercial and industrial loans; 3) actual credit losses may exceed expected losses in the loan portfolio; 4) possible need for a valuation allowance against deferred tax assets; 5) stock transactions could require revalue of deferred tax assets; 6) expose of financial instruments to certain market risks may cause volatility in earnings, 7) dependence on low-cost deposits; 8) ability to borrow from FHLB or FRB; 9) events that further impair goodwill; 10) increase in the cost of funding as the result of changes to our credit rating; 11) expansion strategies may not be successful, 12) our ability to control costs, 13) risk associated with changes in internal controls and processes; 14) our ability to compete in a highly competitive market; 15) our ability to recruit and retain qualified employees, especially seasoned relationship bankers; 16) the effects of terrorist attacks or threats of war; 17) risk of audit of U.S. federal tax deductions; 18) perpetration of internal fraud; 19) risk of operating in a highly regulated industry and our ability to remain in compliance; 20) the effects of interest rates and interest rate policy; 21) exposure to environmental liabilities related to the properties we acquire title; 22) recent legislative and regulatory changes including Emergency Economic Stabilization Act of 2008, or EESA, the American Recovery and Reinvestment Act of 2009, or ARRA, and the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 and the rules and regulations that might be promulgated thereunder; and 22) risks related to ownership and price of our common stock.
For more information regarding risks that may cause our actual results to differ materially from any forward-looking statements, see “Risk Factors” beginning on page 12. Forward-looking statements speak only as of the date they are made, the Company does not undertake any obligations to update forward-looking statements to reflect circumstances and or events that occur after the date the forward-looking statements are made.
Purpose
The following discussion is designed to provide insight on the financial condition and results of operations of Western Alliance Bancorporation and its subsidiaries. Unless otherwise stated, “the Company” or “WAL” refers to this consolidated entity and “we” refers to the Company’s Management. This discussion should be read in conjunction with the Company’s Consolidated Financial Statements and notes to the Consolidated Financial Statement, herein referred to as “the Consolidated Financial Statements”. These Consolidated Financial Statements are presented on pages 80 through 126 of this Form 10-K.
ITEM 1. BUSINESS
Organization Structure and Description of Services
Western Alliance Bancorporation (“WAL or “the Company”), incorporated in the state of Nevada, is a bank holding company providing full service banking and related services to locally owned businesses, professional firms, real estate developers and investors, local non-profit organizations, high net worth individuals and other consumers through its three wholly owned subsidiary banks (the “Banks”): Bank of Nevada (“BON”), operating in Southern Nevada, Western Alliance Bank (“WAB”), operating in Arizona and Northern Nevada and Torrey Pines Bank (“TPB”), operating in California. On December 31, 2010, the Company merged its former Alta Alliance Bank (“AAB”) subsidiary into its Torrey Pines Bank subsidiary, and its former First Independent Bank of Nevada subsidiary into its Alliance Bank of Arizona subsidiary. As part of the latter merger, Alliance Bank of Arizona (“ABA”) was renamed Western Alliance Bank doing business as Alliance Bank of Arizona (in Arizona) and First Independent Bank (“FIB”) (in Nevada). In addition, its non-bank subsidiaries, Shine Investment Advisory Services, Inc (“Shine”). and Western Alliance Equipment Finance (“WAEF”) offer an array of financial products and services aimed at satisfying the needs of small to mid-sized businesses and their proprietors, including financial planning, custody and investments, and equipment leasing nationwide. These entities are collectively referred to herein as the Company. The Company divested its wholly owned subsidiary Premier Trust, Inc as of September 1, 2010.
WAL also has six unconsolidated subsidiaries used as business trusts in connection with issuance of trust-preferred securities as described in Note 11, “Junior Subordinated and Subordinated Debt” beginning on page 108 of this Form 10-K.
Bank Subsidiaries

		Year	Number of
Bank		Founded/	Branch		Total	Net
Name	Headquarters	Acquired	Locations	Location Cities	Assets	Loans	Deposits
					(in millions)
BON (1)	Las Vegas Nevada	1994	12	Las Vegas, North Las Vegas, Henderson, and Mesquite	$2,771.4	$1,840.6	$2,388.3
WAB (2)	Phoenix, Arizona	2003	16	Phoenix, Tucson, Scottsdale, Sedona, Mesa, Flagstaff, Reno, Sparks, Fallon, and Carson City	$1,927.5	$1,285.1	$1,671.1
TPB (3)	San Diego, CA	2003	11	San Diego, La Mesa, Carlsbad, Los Angeles, Oakland, Piedmont and Los Altos	$1,452.2	$1,047.0	$1,281.6

(1) BON commenced operations in 1994 as BankWest of Nevada (“BWN”). In 2006, BWN merged with Nevada First Bank and Bank of Nevada. As part of the mergers, BWN changed its name to BON. BON has two wholly-owned subsidiaries, BW Real Estate, Inc which operates as a real estate investment trust and holds certain of BON’s real estate loans and related securities, and. BW Nevada Holdings, LLC, which owns the Company’s 2700 West Sahara Avenue, Las Vegas, Nevada location.
(2) WAB commenced operations in 2003 as Alliance Bank of Arizona, and subsequently changed its name to WAB on December 31, 2010 as part of the merger between ABA and FIB.
(3) TPB commenced operations in 2003. On December 31, 2010, AAB merged into TPB.
Non-Bank Subsidiaries and Affiliates
WAL acquired Miller/Russell & Associates, Inc. (“MRA”), an Arizona registered investment advisor, in 2004. MRA provides investment advisory services to individuals, foundations, retirement plans and corporations. On December 31, 2009, the Company completed the sale of a 75 percent interest in MRA to certain members of the MRA management team in exchange for approximately $2.7 million. In August 2010, WAL sold an additional 0.1%-interest in MRA to certain members of the MRA management team in exchange for $3,600, for regulatory purposes.
In addition, in July 2007, WAL made an 80 percent interest investment in Shine, a registered investment advisor.
The Company provides a full range of banking services, as well as investment advisory services, through its consolidated subsidiaries. Applicable accounting guidance provides for the identification of reportable segments on the basis of discreet business units and their financial information to the extent such units are reviewed by an entity’s chief operating decision maker.
Market Segments
The Company had four reportable operating segments at December 31, 2010. The Company’s reporting segments were modified in the fourth quarter of 2010 to reflect the way the Company manages and assesses the performance of the business as a result of the strategic mergers and divestures of subsidiaries. The Company previously reported the banking operations on a state-by-state basis but due to the bank mergers now reports based on bank entity and other.
The Company adjusted segment reporting composition during 2010 to more accurately reflect the way the Company manages and assesses the performance of the business. During 2010, the Company sold its wholly-owned trust subsidiary, discontinued a portion of its credit card services and merged from five bank subsidiaries to three.
The re-defined structure at December 31, 2010 consists of the following four reportable operating segments: “Bank of Nevada”, “Western Alliance Bank”, “Torrey Pines Bank” and “Other” (Western Alliance Bancorporation holding company,

Western Alliance Equipment Finance, Shine Investment Advisory Services, Inc, PTI until September 1, 2010 and the discontinued operations portion of the credit card services). All prior period balances were reclassified to reflect the change in structure.
Management has determined the operating segments using a combination of factors primarily driven by legal entity. Management determined that the legal entities that contributed less than the quantitative thresholds for separate management reporting be combined into the Other segment.
The accounting policies of the reported segments are the same as those of the Company as described in Note 1, “Nature of Operation and Summary of Significant Accounting Policies” beginning on page 79 transactions between segments consisted primarily of borrowings, loan participations and shared services. All intercompany transactions are eliminated for reporting consolidated results of operations. Loan participations are recorded at par value with no resulting gain or loss. The Company allocated centrally-provided services to the operating segments based upon estimated usage of those services. Please refer to Note 19, “Segments” in our Consolidated Financial Statements for financial information regarding segment reporting beginning on page 122.
The bank operating segments derive a majority of their revenues from net interest income generated from quality loan growth offset by deposit costs. The Company’s chief executive officer relies primarily on the success of loan and deposit growth while maintaining net interest margin and net profits from these efforts to assess the performance of these segments. The other segment derives a majority of its revenue from fees based on assets under management and interest income from investments. The Company’s chief executive officer relies primarily on costs and strategic initiative needs when assessing the performance of and allocating resources to this segment.
Lending Activities
Through its banking segments, the Company provides a variety of financial services to customers, including commercial real estate loans, construction and land development loans, commercial loans, and consumer loans. The Company’s lending has focused primarily on meeting the needs of business customers. Loans to businesses comprised 85.9% and 84.1% of the total loan portfolio at December 31, 2010 and 2009, respectively.
Commercial Real Estate (“CRE”): Loans to finance the purchase of CRE and loans to finance inventory and working capital that are additionally secured by CRE make up the majority of our loan portfolio. These CRE loans are secured by apartment buildings, professional offices, industrial facilities, retail centers and other commercial properties. As of December 31, 2010 and 2009, 54.1% and 53.9% of our CRE loans were owner-occupied. Owner-occupied commercial real estate loans are loans secured by owner-occupied nonfarm nonresidential properties for which the primary source of repayment (more than 50%) is the cash flow from the ongoing operations and activities conducted by the borrower who owns the property. Non-owner-occupied commercial real estate loans are commercial real estate loans for which the primary source of repayment is nonaffiliated rental income associated with the collateral property.
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
Commercial and Industrial: Commercial and industrial loans include working capital lines of credit, inventory and accounts receivable lines, mortgage warehouse lines, equipment loans and leases, and other commercial loans. Commercial loans are primarily originated to small and medium-sized businesses in a wide variety of industries. WAB is designated a “Preferred Lender” in Arizona with the Small Business Association (“SBA”) under its “Preferred Lender Program.”
Residential real estate: In 2010 the Company discontinued residential real estate loan origination as a primary business line.
Consumer: A variety of consumer loan types are offered to meet customer demand and to respond to community needs. Consumer loans are generally offered at a higher rate and shorter term than residential mortgages. Examples of our consumer loans include: home equity loans and lines of credit; home improvement loans; credit card loans; new and used automobile loans; and personal lines of credit.

As of December 31, 2010, our loan portfolio totaled $4.2 billion, or approximately 68.5% of our total assets. The following table sets forth the composition of our loan portfolio as of December 31, 2010 and 2009.

	December 31,
	2010		2009
	Amount	Percent	Amount	Percent
	(dollars in thousands)
Commercial real estate-owner occupied	$1,223,150	28.8%	$1,091,363	26.6%
Commercial real estate-non-owner	1,038,488	24.5%	933,261	22.8%
Commercial and industrial	744,659	17.5%	685,089	16.7%
Residential real estate	527,302	12.4%	568,319	13.9%
Construction and land development	451,470	10.6%	623,198	15.2%
Commercial leases	189,968	4.5%	117,104	2.8%
Consumer	71,545	1.7%	80,300	2.0%

Total loans	4,246,582	100.0%	4,098,634	100.0%

Net deferred fees and unearned income	(6,040)		(18,995)

Total loans, net of deferred loan fees	$4,240,542		$4,079,639

For additional information concerning loans, refer to Note 4, “Loans, Leases and Allowance for Credit Losses” of the Consolidated Financial Statements or see the “Management Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition – Loans” discussions.
General
The Company adheres to a specific set of credit standards across our bank subsidiaries that ensure the proper management of credit risk. Furthermore, our holding company’s management team plays an active role in monitoring compliance with such standards by our banks.
Loan originations are subject to a process that includes the credit evaluation of borrowers, utilizing established lending limits, analysis of collateral, and procedures for continual monitoring and identification of credit deterioration. Loan officers actively monitor their individual credit relationships in order to report suspected risks and potential downgrades as early as possible. The respective boards of directors of each of our banking subsidiaries approve their own loan policies, as well as loan limit authorizations. Except for variances to reflect unique aspects of state law and local market conditions, our lending policies generally incorporate consistent underwriting standards. The Company monitors all changes to each respective bank’s loan policy to ensure this consistency. Our credit culture has helped us to identify troubled credits early, allowing us to take corrective action when necessary.
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

•
Management Loan Committees. Credits in excess of individual loan limits are submitted to the appropriate bank’s Management Loan Committee. The Management Loan Committees consist of members of the senior management team of that bank and are chaired by that bank’s chief credit officer. The Management Loan Committees have approval authority up to $6.0 million at Bank of Nevada, $7.5 million at Western Alliance Bank, and $7.0 million at Torrey Pines Bank. After December 31, 2010, each of the bank affiliates changed their respective approval authority limits to $7.0 million.

•
Credit Administration. Credits in excess of the Management Loan Committee authority are submitted by the bank subsidiary to Western Alliance’s Credit Administration (“WACA”). WACA has approval authority up to established house concentration limits, which range from $15 million to $35 million, depending on quality risk rating. Western Alliance Credit Administration Committee (“WACAC”) approval is additionally required for new relationships of $15 million or greater to borrowers within market footprint, and $5 million outside market footprint. The WACAC of members of affiliate chief credit officers and senior management team of Western Alliance Bancorporation, chaired by the Western Alliance Bancorporation Chief Credit Officer.

•
Board of Directors Oversight. The chief executive officer (“CEO”) of Western Alliance Bancorporation acting with the Chairman of the Board of Directors of Bank of Nevada has approval authority up to the bank’s legal lending limit. Which in the aggregate was $153.2 million in certain circumstances at December 31, 2010.

Our credit administration department works independent of loan production.
Loans to One Borrower. In addition to the limits set forth above, subject to certain exceptions, state banking law generally limits the amount of funds that a bank may lend to a single borrower. Under Nevada law, the combination of investments in private securities and total amount of outstanding loans that a bank may make to a single borrower generally may not exceed 25% of stockholders’ tangible equity. Under Arizona law, the obligations of one borrower to a bank generally may not exceed 20% of the bank’s capital, plus an additional 10% of its capital if the additional amounts are fully secured by readily marketable collateral. Under California law, the unsecured obligations of any one borrower to a bank generally may not exceed 15% of the sum of the bank’s shareholders’ equity, allowance for credit losses, capital notes and debentures; and the secured and unsecured obligations of any one borrower to a bank generally may not exceed 25% of the sum of the bank’s shareholders’ equity, allowance for credit losses, capital notes and debentures.
Concentrations of Credit Risk. Our lending policies also establish customer and product concentration limits to control single customer and product exposures. Our lending policies have several different measures to limit concentration exposures. Set forth below are the primary segmentation limits and actual measures as of December 31, 2010:

	Percent of Total Capital		Percent of Total Loans
	Policy Limit	Actual	Policy Limit	Actual

Commercial Real Estate-Term	360%	345%	65%	53%
Commercial and Industrial	165	143	30	22
Construction	100	69	30	11
Residential Real Estate	90	81	65	12
Consumer	15	11	15	2
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
Collection Procedure
If a borrower fails to make a scheduled payment on a loan, the bank attempts to remedy the deficiency by contacting the borrower and seeking payment. Contacts generally are made within 15 business days after the payment becomes past due. Each of the bank affiliates maintain a Special Assets Department, which generally services and collects loans rated substandard or worse. Each bank’s CCO is responsible for monitoring activity that may indicate an increased risk rating, such as past-dues, overdrafts, loan agreement covenant defaults, etc. All charge-offs in excess of $25,000 require the review of each bank’s respective board of directors. Loans deemed uncollectible are proposed for charge-off at each respective bank’s board meeting.
Nonperforming Assets
Nonperforming assets include loans past due 90 days or more and still accruing interest, nonaccrual loans, trouble debt restructured loans, and repossessed assets including other real estate owned (“OREO”). In general, loans are placed on nonaccrual status when we determine timely collection of interest to be in doubt due to the borrower’s financial condition and collection efforts. Restructured loans have modified terms to reduce either principal or interest due to deterioration in the borrower’s financial condition. Other repossessed assets resulted from loans where we have received title or physical possession of the borrower’s assets. Generally, the Company re-appraises OREO and collateral dependent loans every six months. Net losses on sales/valuations of repossessed assets were $28.83 million and $21.3 million for the years ended December 31, 2010 and 2009, respectively. These losses may continue in future periods.
Criticized Assets
Federal regulations require that each insured bank classify its assets on a regular basis. In addition, in connection with examinations of insured institutions, examiners have authority to identify problem assets, and, if appropriate, re-classify them. Loan grades six through nine of our loan grading system are utilized to identify potential problem assets.
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

Allowance for Credit Losses
Like other financial institutions, the Company must maintain an adequate allowance for credit losses. The allowance for credit losses is established through a provision for credit losses charged to expense. Loans are charged against the allowance for credit losses when Management believes that collectability of the contractual principal or interest is unlikely. Subsequent recoveries, if any, are credited to the allowance. The allowance is an amount believed adequate to absorb probable losses on existing loans that may become uncollectable, based on evaluation of the collectability of loans and prior credit loss experience, together with the other factors. For a detailed discussion of the Company’s methodology see “Management’s Discussion and Analysis and Financial Condition – Critical Accounting Policies – Allowance for Credit Losses” beginning on page 47.
Investment Activities
Each of our banking subsidiaries and the holding company has its own investment policy, which is approved by each respective bank’s board of directors. These policies dictate that investment decisions will be made based on the safety of the investment, liquidity requirements, potential returns, cash flow targets, and consistency with our interest rate risk management. Each bank’s asset and liability committee is responsible for making securities portfolio decisions in accordance with established policies. The Chief Financial Officer has the authority to purchase and sell securities within specified guidelines established by the Company’s accounting and investment policies. All transactions for a specific bank or for the holding company are reviewed by the respective asset and liability management committee and/or board of directors.
Generally the bank’s investment policies limit securities investments to cash and cash equivalents, which include short-term investments with a duration of less than 180 days issued by companies rated “A” or better; securities backed by the full faith and credit of the U.S. government, including U.S. treasury bills, notes, and bonds, and direct obligations of Ginnie Mae (and may in the future encompass certain securities associated with the Troubled Asset Relief Program (“TARP”)); mortgage-backed securities (“MBS”) or collateralized mortgage obligations (“CMO”) issued by a government-sponsored enterprise (“GSE”) such as Fannie Mae or, Freddie Mac, debt securities issued by a government-sponsored enterprise (“GSE”) such as Fannie Mae, Freddie Mac, and the FHLB; municipal securities with a rating of “AAA;” adjustable-rate preferred stock (ARPS) where the issuing company is rated “BBB” or higher; corporate debt with a rating of “Single-A” or better; and mandatory purchases of equity securities of the FRB and FHLB. ARPS holdings are limited to no more than 10% of a bank’s tier 1 capital and corporate debt holdings are limited to no more than 2.5% of a bank’s assets.
The Company no longer purchases (although we may continue to hold previously acquired) collateralized debt obligations or private label collateralized mortgage obligations. Our policies also govern the use of derivatives, and provide that the Company and its banking subsidiaries are to prudently use derivatives as a risk management tool to reduce the Bank’s overall exposure to interest rate risk, and not for speculative purposes.
All of our investment securities are classified as available-for-sale (“AFS”), held-to-maturity (“HTM”) or measured at fair value (“trading”) pursuant to Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 320, “Investments” and FASB ASC Topic 825, “Financial Instruments”. Available-for -sale securities are reported at fair value in accordance with FASB Topic 820, “Fair Value Measurements and Disclosures.” For additional information regarding the Company’s accounting policy for investment securities see, “Management’s Discussion and Analysis of Financial Condition– Critical Accounting Policies – Investment Securities” beginning on page 48.
As of December 31, 2010, the Company had an investment securities portfolio of $1.24 billion, representing approximately 19.9% of our total assets, with the majority of the portfolio invested in AAA-rated securities. The average duration of our investment securities is 2.97 years as of December 31, 2010.
The following table summarizes the investment securities portfolio as of December 31, 2010 and 2009.

	December 31,
	2010		2009
	Amount	Percent	Amount	Percent
	(dollars in millions)

Direct obligation and GSE residential mortgage-backed	$781.2	63.2%	$655.1	80.8%
Privale label residential mortgage-backed	8.1	0.7%	18.2	2.2%
U.S. Government sponsored agency securities	280.1	22.7%	2.5	0.3%
Adjustable rate preferred stock	67.2	5.4%	18.3	2.3%
Trust preferred securities	23.0	1.9%	22.0	2.7%
Municipal obligations	1.7	0.1%	5.4	0.7%
Collateralized debt obligations	0.3	0.0%	0.9	0.1%
Corporate bonds	49.9	4.0%	71.2	8.8%
Other	23.9	2.0%	17.2	2.1%

Total	$1,235.4	100.0%	$810.8	100.0%

As of December 31, 2010 and 2009, the Company had an investment in bank-owned life insurance (“BOLI”) of $129.8 million and $92.5 million, respectively. The BOLI was purchased to help offset employee benefit costs. For additional information concerning investments, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition – Investments.”
Deposit Products
The Company offers a variety of deposit products including checking accounts, savings accounts, money market accounts and other types of deposit accounts, including fixed-rate, fixed maturity retail certificates of deposit. The Company has historically focused on growing its lower cost core customer deposits. As of December 31, 2010, the deposit portfolio was comprised of 27.0% non-interest bearing deposits and 73% interest-bearing deposits.
Noninterest bearing deposits consist of non-interest bearing checking account balances. The Company considers these deposits to be core deposits.
The competition for deposits in our markets is strong. The Company has historically been successful in attracting and retaining deposits due to several factors, including (1) focus on a high quality of customer service; (2) our experienced relationship bankers who have strong relationships within their communities; (3) the broad selection of cash management services we offer; and (4) incentives to employees for business development. The Company intends to continue its focus on attracting deposits from our business lending relationships in order to maintain low cost of funds and improve net interest margin. The loss of low-cost deposits could negatively impact future profitability.

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
The Company’s deposit rates are determined by each individual bank through an internal oversight process under the direction of its asset and liability committee. The banks consider a number of factors when determining deposit rates, including:
•	current and projected national and local economic conditions and the outlook for interest rates;

•	local competition;

•	loan and deposit positions and forecasts, including any concentrations in either; and

•	FHLB advance rates and rates charged on other funding sources.
The following table shows our deposit composition:

	December 31,
	2010		2009
	Amount	Percent	Amount	Percent
	(dollars in thousands)
Non-interest bearing demand	$1,443,251	27.0%	$1,157,013	24.5%
Interest-bearing demand	523,827	9.8%	362,682	7.7%
Savings and money market	1,926,060	36.1%	1,752,450	37.1%
Time certificates of $100,000 or more	1,276,369	23.9%	1,205,162	25.5%
Other time deposits	168,934	3.2%	244,795	5.2%

Total deposits	$5,338,441	100.0%	$4,722,102	100.0%

In addition to our deposit base, we have access to other sources of funding, including FHLB and FRB advances, repurchase agreements and unsecured lines of credit with other financial institutions. Additionally, in the past, we have accessed the capital markets through trust preferred offerings. For additional information concerning our deposits see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Balance Sheet Analysis – Deposits.”
Financial Products and Services
In addition to traditional commercial banking activities, the Company offers other financial services to customers, including: internet banking, wire transfers, electronic bill payment, lock box services, courier, and cash management services.
Through Shine Investment Advisory Services, a full service financial advisory firm, the Company offers financial planning and investment management.
Customer, Product and Geographic Concentrations
Approximately 63.9% and 64.6% of the loan portfolio at December 31, 2010 and 2009, respectively consisted of commercial real estate secured loans, including commercial real estate loans and construction and land development loans. The Company’s business is concentrated in the Las Vegas, Oakland, Phoenix, Reno, San Diego and Tucson metropolitan areas. Consequently, the Company is dependent on the trends of these regional economies. The Company is not dependent upon any single or limited number of customers, the loss of which would have a material adverse effect on the Company. No material portion of the Company’s business is seasonal.
Foreign Operations
The Company has no foreign operations. The bank subsidiaries provide loans, letters of credit and other trade-related services to commercial enterprises that conduct business outside the United States.

Competition
The banking and financial services industries in our market areas remain highly competitive despite the recent economic downturn. Many of our competitors are much larger in total assets and capitalization, have greater access to capital markets, and offer a broader range of financial services than we can offer.
This increasingly competitive environment is primarily a result of long term changes in regulation that made mergers and geographic expansion easier; changes in technology and product delivery systems, such as automated teller machine (“ATM”) networks and web-based tools; the accelerating pace of consolidation among financial services providers; and the flight of deposit customers to perceived increased safety. We compete for loans, deposits and customers with other commercial banks, local community banks, local credit unions, securities and brokerage companies, mortgage companies, insurance companies, finance companies, money market funds, and other non-bank financial services providers. This strong competition for deposit and loan products directly affects the rates of those products and the terms on which they are offered to consumers.
Technological innovation continues to contribute to greater competition in domestic and international financial services markets. Many customers now expect a choice of several delivery systems and channels, including telephone, mail, internet and ATMs.
Mergers between financial institutions have placed additional pressure on banks to consolidate their operations, reduce expenses and increase revenues to remain competitive. In addition, competition has intensified due to federal and state interstate banking laws, which permit banking organizations to expand geographically with fewer restrictions than in the past. These laws allow banks to merge with other banks across state lines, thereby enabling banks to establish or expand banking operations in our market. The competitive environment is also significantly impacted by federal and state legislation that makes it easier for non-bank financial institutions to compete with the Company.
Employees
As of December 31, 2010, the Company had 908 full-time equivalent employees. The Company’s employees are not represented by a union or covered by a collective bargaining agreement. Management believes that its employee relations are good.
Recent Developments and Company Response
The global and U.S. economies, and the economies of the local communities in which we operate, experienced a rapid decline in 2008. The financial markets and the financial services industry in particular suffered unprecedented disruption, causing many major institutions to fail or require government intervention to avoid failure. These conditions were brought about largely by the erosion of U.S. and global credit markets, including a significant and rapid deterioration of the mortgage lending and related real estate markets. Despite these conditions, in 2010 we continued to grow net interest income to $232.6 million, up 15% from $202.3 million in 2009. However, as with many financial institutions in our markets, we continued to suffer losses resulting primarily from provisions and charge-offs for credit losses, and net losses on sales/valuations of other repossessed assets.
The United States, state and foreign governments have taken extraordinary actions in an attempt to deal with the worldwide financial crisis and the severe decline in the economy. On July 21, 2010, President Obama signed the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, into law. The Dodd-Frank Act has had, and will continue to have, a broad impact on the financial services industry. The SEC and the Federal banking agencies, including the Board of Governors of the Federal Reserve System (or the Federal Reserve) and the Federal Deposit Insurance Corporation (or the FDIC), have issued a number of requests for public comment, proposed rules and final regulations to implement the requirements of the Dodd-Frank Act. The following items provide a brief description of the impact of the Dodd-Frank Act on the operations and activities, both currently and prospectively, of the Company and its subsidiaries.
•
Deposit Insurance. The Dodd-Frank Act and implementing final rules from the FDIC make permanent the $250,000 deposit insurance limit for insured deposits. The assessment base against which an insured depository institution’s deposit insurance premiums paid to the FDIC’s Deposit Insurance Fund (or the DIF) has been revised to use the institution’s average consolidated total assets less its average equity rather than its deposit base. Although we do not expect these provisions to have a material effect on our deposit insurance premium expense, in the future, they could increase the FDIC deposit insurance premiums paid by our insured depository institution subsidiaries.

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

•
Trust Preferred Securities. Under the increased capital standards established by the Dodd-Frank Act, bank holding companies are prohibited from including in their regulatory Tier 1 capital hybrid debt and equity securities issued on or after May 19, 2010. Among the hybrid debt and equity securities included in this prohibition are trust preferred securities, which the Company has used in the past as a tool for raising additional Tier 1 capital and otherwise improving its regulatory capital ratios. Although the Company may continue to include our existing trust preferred securities as Tier 1 capital, the prohibition on the use of these securities as Tier 1 capital going forward may limit the Company’s ability to raise capital in the future.

•
The Consumer Financial Protection Bureau. The Dodd-Frank Act creates a new, independent Consumer Financial Protection Bureau (or the Bureau) within the Federal Reserve that is tasked with establishing and implementing rules and regulations under certain federal consumer protection laws. These consumer protection laws govern the manner in which we offer many of our financial products and services. Regulatory and rulemaking authority over these laws is expected to be transferred to the Bureau in July 2011.

•
State Enforcement of Consumer Financial Protection Laws. The Dodd-Frank Act permits states to adopt consumer protection laws and regulations that are stricter than those regulations promulgated by the Bureau. State attorneys general are permitted to enforce consumer protection rules adopted by the Bureau against certain state-chartered institutions. Although consumer products and services represent a relatively small part of our business, compliance with any such new regulations would increase our cost of operations and, as a result, could limit our ability to expand these products and services.

•
Transactions with Affiliates and Insiders. The Dodd-Frank Act enhances the requirements for certain transactions with affiliates under Section 23A and 23B of the Federal Reserve Act, including an expansion of the definition of “covered transactions” and an increase in the amount of time for which collateral requirements regarding covered transactions must be maintained. Additionally, limitations on transactions with insiders are expanded through the (i) strengthening on loan restrictions to insiders; and (ii) expansion of the types of transactions subject to the various limits, including derivative transactions, repurchase agreements, reverse repurchase agreements and securities lending or borrowing transactions. Restrictions are also placed on certain asset sales to and from an insider to an institution, including requirements that such sales be on market terms and, in certain circumstances, approved by the institution’s board of directors.

•
Corporate Governance. The Dodd-Frank Act addresses many corporate governance and executive compensation matters that will affect most U.S. publicly traded companies, including us. The Dodd-Frank Act (1) grants shareholders of U.S. publicly traded companies an advisory vote on executive compensation; (2) enhances independence requirements for compensation committee members; (3) requires companies listed on national securities exchanges to adopt incentive-based compensation claw-back policies for executive officers; and (4) provides the SEC with authority to adopt proxy access rules that would allow shareholders of publicly traded-companies to nominate candidates for election as a director and have those nominees included in a company’s proxy materials. The SEC recently adopted final rules implementing rules for the shareholder advisory vote on executive compensation and golden parachute payments.

Additional regulations called for in the Dodd-Frank Act, including regulations dealing with the risk retention requirements for, and disclosures required from, residential mortgage originators will be implemented over time. Although the Dodd-Frank Act contains some specific timelines for the Federal regulatory agencies to follow, it remains unclear whether the agencies will be able to meet these deadlines and when rules will be proposed and finalized. We continue to monitor the rulemaking process and, while our current assessment is that the Dodd-Frank Act and the implementing regulations will not have a material effect on the Company, given the uncertainty associated with the manner in which the provisions of the Dodd-Frank Act will be implemented, the full extent of the impact such requirements will have on our operations is unclear. The changes resulting from the Dodd-Frank Act may impact the profitability of our business activities, require changes to certain of our business practices, impose upon us more stringent capital, liquidity and leverage requirements or otherwise adversely affect our business. These changes may also require us to invest significant management attention and resources to evaluate and make any changes necessary to comply with new statutory and regulatory requirements. Failure to comply with the new requirements would negatively impact our results of operations and financial condition. While we cannot predict what effect any presently contemplated or future changes in the laws or regulations or their interpretations would have on us, these changes could be materially adverse to our investors.
The Company was, and continues to be, a participant in programs established by the U.S. Treasury Department under the authority contained in the Emergency Economic Stabilization Act of 2008 (enacted on October 3, 2008) and the American Recovery and Reinvestment Act of 2009 (enacted on February 17, 2009). Among other matters, these laws:
•	provide for the government to invest additional capital into banks and otherwise facilitate bank capital formation (commonly referred to as the Troubled Asset Relief Program or TARP);

•	increase the limits on federal deposit insurance; and

•	provide for various forms of economic stimulus, including to assist homeowners in restructuring and lowering mortgage payments on qualifying loans.
Other laws, regulations, and programs at the federal, state and even local levels are under consideration that seek to address the economic climate and/or the financial institutions industry. The effect of these initiatives cannot be predicted.
During 2008, in addition to two private offerings raising a total of approximately $80 million in capital, the Company also took advantage of TARP to raise $140 million of new capital and strengthen its balance sheet. In 2009, we raised an additional $191 million (net proceeds) from a public offering of our common stock. In August of 2010, we raised approximately $48 million (net proceeds) of new capital through another public offering of our stock, and issued $75 million of senior notes.
On October 21, 2010, the Company received notification from the FDIC that the previously disclosed Consent Order with respect to Torrey Pines Bank, dated November 16, 2009, was terminated as of October 20, 2010.
The Company’s banking subsidiaries, including Bank of Nevada, have been placed under informal supervisory oversight by banking regulators in the form of memoranda of understanding. The oversight requires enhanced supervision by the Board of Directors of each bank, and the adoption or revision of written plans and/or policies addressing such matters as asset quality, credit underwriting and administration, the allowance for loan and lease losses, loan and investment portfolio risks, asset-liability management and loan concentrations, as well as the formulation and adoption of comprehensive strategic plans. The banks also are prohibited from paying dividends or making other distributions to the Company without prior regulatory approval and are required to maintain higher levels of Tier 1 capital than otherwise would be required to be considered well-capitalized under federal capital guidelines. In addition, the banks are required to provide regulators with prior notice of certain management and director changes and, in certain cases, to obtain their non-objection before engaging in a transaction that would materially change its balance sheet composition. The Company believes each bank is in full compliance with the requirements of the applicable memorandum of understanding.
Supervision and Regulation
The Company and its subsidiaries are extensively regulated and supervised under both Federal and State laws. A summary description of the laws and regulations which relate to the Company’s operations are discussed beginning on page 57.
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

See additional discussions about credit, interest rate, market and litigation risks in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of this report beginning on page 26 and additional information regarding legislative and regulatory risks in the “Supervision and Regulation” section beginning on page 54.
Risks Relating to Our Business
The Company is highly dependent on real estate and events that negatively impact the real estate market will hurt our business and earnings
The Company is located in areas in which economic growth is largely dependent on the real estate market, and a significant portion of our loan portfolio is dependent on real estate. As of December 31, 2010, real estate related loans accounted for a significant percentage of total loans. Real estate values have been declining in our markets, in some cases in a material and even dramatic fashion, which affects collateral values and has resulted in increased provisions for loan losses. We expect the weakness in these portions of our loan portfolio to continue through 2011. Accordingly, it is anticipated that our nonperforming asset and charge-off levels will remain elevated.
Further, the effects of recent mortgage market challenges, combined with the ongoing decrease in residential real estate market prices and demand, could result in further price reductions in home values, adversely affecting the value of collateral securing the residential real estate and construction loans that we hold, as well as loan originations and gains on sale of real estate and construction loans. A further decline in real estate activity would likely cause a further decline in asset and deposit growth and further negatively impact our earnings and financial condition.
The Company’s high concentration of commercial real estate, construction and land development and commercial, industrial loans expose us to increased lending risks
Commercial real estate, construction and land development and commercial and industrial loans, comprised approximately 82% of our total loan portfolio as of December 31, 2010, and expose the Company to a greater risk of loss than residential real estate and consumer loans, which comprised a smaller percentage of the total loan portfolio at December 31, 2010. Commercial real estate and land development loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to residential loans. Consequently, an adverse development with respect to one commercial loan or one credit relationship exposes us to a significantly greater risk of loss compared to an adverse development with respect to one residential mortgage loan.
Actual credit losses may exceed the losses that we expect in our loan portfolio, which could require us to raise additional capital. If we are not able to raise additional capital, our financial condition, results of operations and capital would be materially and adversely affected
Credit losses are inherent in the business of making loans. We make various assumptions and judgments about the collectability of our consolidated loan portfolio and maintain an allowance for estimated credit losses based on a number of factors, including the size of the portfolio, asset classifications, economic trends, industry experience and trends, industry and geographic concentrations, estimated collateral values, management’s assessment of the credit risk inherent in the portfolio, historical loan loss experience and loan underwriting policies. In addition, the Company evaluates all loans identified as problem loans and augments the allowance based upon our estimation of the potential loss associated with those problem loans. Additions to the allowance for credit losses recorded through our provision for credit losses decrease net income. If such assumptions and judgments are incorrect, our actual credit losses may exceed our allowance for credit losses.
At December 31, 2010, our allowance for credit losses was $111 million. In recent periods, we have added to our allowance for credit losses due to the deteriorating real estate markets in Nevada, Arizona and California. Continuing deterioration in the real estate market, and in particular the commercial real estate market, could affect the ability of our loan customers to service their debt, which could result in additional loan provisions and subsequent increases in our allowance for credit losses in the future. Moreover, because future events are uncertain and because we may not successfully identify all deteriorating loans in a timely manner, there may be loans that deteriorate in an accelerated time frame. If actual credit losses materially exceed our allowance for credit losses, we may be required to raise additional capital, which may not be available to us on acceptable terms or at all. Our inability to raise additional capital on acceptable terms when needed could materially and adversely affect our financial condition, results of operations and capital.
In addition, we may be required to increase our allowance for credit losses based on changes in economic and real estate market conditions, new information regarding existing loans, input from regulators in connection with their review of our allowance, as a result of changes in regulatory guidance regulations or accounting standards, identification of additional problem loans and other factors, both within and outside of our management’s control. Increases to our allowance for credit losses would negatively affect our financial condition and earnings.

If actual credit losses exceed our provision for credit losses, we may also be required to record a valuation allowance against our deferred tax assets
Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some or all deferred tax assets will not be realized. This determination is based upon an evaluation of all available positive or negative evidence. As a result of losses incurred in 2008, 2009, and 2010, the Company is in a three-year cumulative pretax loss position at December 31, 2010. A cumulative loss position is considered significant negative evidence in assessing the realizability of a deferred tax asset. The Company has assessed its ability to utilize deferred tax assets, and although the Company has a 20-year carryforward period, we have concluded that there is sufficient positive evidence to overcome this negative evidence. This positive evidence includes Company forecasts, exclusive of tax planning strategies, that show realization of deferred tax assets by the end of 2013 based on current projections. In addition, management has identified tax planning strategies that would also be available to utilize deferred tax assets. The Company has concluded that there is sufficient positive evidence to overcome negative evidence, and that it is not more likely than not that deferred tax assets will not be realized. However, if future results underperform management’s forecasts, the Company may be required to record a valuation allowance against some or all of its deferred tax assets.
We could be required to revalue our deferred tax assets if stock transactions result in limitations on the deductibility of our net operating losses or loan losses
Our deferred tax assets relate primarily to net operating losses and loan loss allowances and the net operating loss carryforwards. The availability of net operating losses and loan losses to offset future taxable income would be limited if we were to undergo an “ownership change” pursuant to Section 382 of the Internal Revenue Code of 1986, as amended. On September 14, 2010, our Board of Directors approved an amendment to WAL’s Amendment and Restated By-laws (the “By-laws Amendment”) and an amendment to WAL’s Second Amended and Restated Articles of Incorporation, as amended (the “Articles Amendment”), to prohibit certain acquisitions of the Company’s common stock. The By-Laws Amendment and Articles Amendment are intended to protect the Company’s ability to use certain tax assets, such as net operating loss carryforwards, capital loss carryforwards and certain built-in losses, by preventing stock transactions that would result in an ownership change (any such restrictions would most likely affect 5% stockholders or those persons who would seek to acquire 5% of our stock). The Articles Amendment was approved by WAL’s stockholders on November 30, 2010.
Notwithstanding the restrictions implemented through the By-Laws Amendment and Articles Amendment, there can be no assurance that such restrictions will prevent all acquisitions that could result in an “ownership change” or will be upheld if challenged, or that the restrictions and any remedies or cures for violations would be respected by taxing or other authorities. Further, because such restrictions restrict a stockholder’s ability to acquire, directly or indirectly, additional shares of common stock in excess of the specified limitations, and may limit a stockholder’s ability to dispose of common stock by reducing the universe of potential acquirors for such common stock, and because a stockholder’s ownership of common stock may become subject to the Articles Amendment upon actions taken by persons related to, or affiliated with, such stockholder, the restrictions could adversely affect the marketability and market price for our stock.
The Company’s financial instruments expose it to certain market risks and may increase the volatility of reported earnings
The Company holds certain financial instruments measured at fair value. For those financial instruments measured at fair value, the Company is required to recognize the changes in the fair value of such instruments in earnings. Therefore, any increases or decreases in the fair value of these financial instruments have a corresponding impact on reported earnings. Fair value can be affected by a variety of factors, many of which are beyond our control, including our credit position, interest rate volatility, volatility in capital markets and other economic factors. Accordingly, our earnings are subject to mark-to-market risk and the application of fair value accounting may cause our earnings to be more volatile than would be suggested by our underlying performance.
If the Company lost a significant portion of its low-cost deposits, it could negatively impact our liquidity and profitability
The Company’s profitability depends in part on successfully attracting and retaining a stable base of low-cost deposits. While we generally do not believe these core deposits are sensitive to interest rate fluctuations, the competition for these deposits in our markets is strong and customers are increasingly seeking investments that are safe, including the purchase of U.S. Treasury securities and other government-guaranteed obligations, as well as the establishment of accounts at the largest, most-well capitalized banks. If the Company were to lose a significant portion of its low-cost deposits, it would negatively impact its liquidity and profitability.
From time to time, the Company has been dependent on borrowings from the FHLB and the FRB, and there can be no assurance these programs will be available as needed

While it currently has no outstanding borrowings from the FHLB of San Francisco and the FRB, the Company in the recent past has been reliant on such borrowings to satisfy its liquidity needs. The Company’s borrowing capacity is generally dependent on the value of the Company’s collateral pledged to these entities. These lenders could reduce the borrowing capacity of the Company or eliminate certain types of collateral and could otherwise modify or even terminate its loan programs. Any change or termination would have an adverse affect on the Company’s liquidity and profitability.
A decline in the Company’s stock price or expected future cash flows, or a material adverse change in our results of operations or prospects, could result in further impairment of our goodwill
Since January 1, 2008, we have written off $188.5 million in goodwill. A further significant and sustained decline in our stock price and market capitalization, a significant decline in our expected future cash flows, a significant adverse change in the business climate or slower growth rates could result in additional impairment of our goodwill. If we were to conclude that a future write-down of our goodwill is necessary, then we would record the appropriate charge, which could be materially adverse to our operating results and financial position. For further discussion, see Note 7, “Goodwill and Other Intangible Assets” in the notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K.
Any reduction in the Company’s credit rating could increase the cost of funding from the capital markets
Moody’s Investors Service regularly evaluates its ratings of us and our long-term debt based on a number of factors, including our financial strength as well as factors not entirely within our control, including conditions affecting the financial services industry generally. In light of the difficulties in the financial services industry and the housing and financial markets, there can be no assurance that we will not be subject to credit downgrades. Credit ratings measure a company’s ability to repay its obligations and directly affect the cost and availability to that company of unsecured financing. Downgrades could adversely affect the cost and other terms upon which we are able to obtain funding and increase our cost of capital.
The Company’s expansion strategy may not prove to be successful and our market value and profitability may suffer
The Company continually evaluates expansion through acquisitions of banks, the organization of new banks and the expansion of our existing banks through establishment of new branches. Any future acquisitions will be accompanied by the risks commonly encountered in acquisitions. These risks include, among other things: 1) difficulty of integrating the operations and personnel; 2) potential disruption of our ongoing business; and 3) inability of our management to maximize our financial and strategic position by the successful implementation of uniform product offerings and the incorporation of uniform technology into our product offerings and control systems.
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
In addition to the acquisition of existing financial institutions, the Company may consider the organization of new banks in new market areas. We do not have any current plans to organize a new bank. Any acquisition or organization of a new bank carries with it numerous risks, including the following:
•	the inability to obtain all the regulatory approvals;

•	significant costs and anticipated operating losses during the application and organizational phases, and the first years of operation of the new bank;

•	the inability to secure the services of qualified senior management;

•	the local market may not accept the services of a new bank owned and managed by a bank holding company headquartered outside of the market area of the new bank;

•	the inability to obtain attractive locations within a new market at a reasonable cost and

•	the additional strain on management resources and internal systems and controls.
The Company cannot provide any assurance that it will be successful in overcoming these risks or any other problems encountered in connection with acquisitions and the organization of new banks. Further, as described below, certain of the Company’s bank subsidiaries, including the Bank of Nevada, are currently subject to a memorandum of understanding, which, among other things, imposes limitations on the Company’s ability to grow its business. Regulatory enforcement actions, like a memorandum of understanding, also may adversely affect our ability to engage in certain expansionary activities. The Company’s inability to provide resources necessary for the subsidiary banks to meet the requirements of any regulatory action or otherwise to overcome these risks could have an adverse effect on the achievement of our business strategy and maintenance of our market value.
The Company may not be able to control costs and its business, financial condition, results of operations and prospects could suffer
Our ability to manage our business successfully will depend in part on our ability to maintain low-cost deposits and to control operating costs. If the Company is not able to efficiently manage our costs, results of operations could suffer.
The Company may not be able to implement and improve its controls and processes, or its reporting systems and procedures, which could cause it to experience compliance and operational problems or incur additional expenditures beyond current projections, any one of which could adversely affect our financial results
The Company’s future success will depend on the ability of officers and other key employees to continue to implement and improve operational, credit, financial, management and other internal risk controls and processes, and improve reporting systems and procedures, while at the same time maintaining and growing existing businesses and client relationships. We may not successfully implement such improvements in an efficient or timely manner and may discover deficiencies in existing systems and controls. Such activities would divert management from maintaining and growing our existing businesses and client relationships and could require us to incur additional expenditures to expand our administrative and operational infrastructure. If we are unable to improve our controls and processes, or our reporting systems and procedures, we may experience compliance and operational problems or incur additional expenditures beyond current projections, any one of which could adversely affect our financial results.
The Company’s future success will depend on our ability to compete effectively in a highly competitive market
The Company faces substantial competition in all phases of our operations from a variety of different competitors. Our competitors, including commercial banks, community banks, savings and loan associations, mutual savings banks, credit unions, consumer finance companies, insurance companies, securities dealers, brokers, mortgage bankers, investment advisors, money market mutual funds and other financial institutions, compete with lending and deposit-gathering services offered by us. Increased competition in our markets may result in reduced loans and deposits.
There is very strong competition for financial services in the market areas in which we conduct our businesses from many local commercial banks as well as numerous national and commercial banks and regionally based commercial banks. Many of these competing institutions have much greater financial and marketing resources than we have. Due to their size, many competitors can achieve larger economies of scale and may offer a broader range of products and services than us. If we are unable to offer competitive products and services, our business may be negatively affected.
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
The Company would be harmed if it lost the services of any of its senior management team or senior relationship bankers
We believe that our success to date has been substantially dependent on our senior management team, which includes Robert Sarver, Chairman and Chief Executive Officer, Kenneth Vecchione, President and Chief Operating Officer, Dale Gibbons, Chief Financial Officer, Robert R. McAuslan, Chief Credit Officer, Bruce Hendricks, Chief Executive Officer of Bank of Nevada, James Lundy, Chief Executive Officer of Western Alliance Bank, James DeVolld, President of Western Alliance Bank, Gerald Cady, Chief Executive Officer of Torrey Pines Bank, and certain of our senior relationship bankers. We also believe that our prospects for success in the future are dependent on retaining our senior management team and senior relationship bankers. In addition to their skills and experience as bankers, these persons provide us with extensive community ties upon which our competitive strategy is based. Our ability to retain these persons may be hindered by the fact that we have not entered into employment agreements with any of them. The loss of the services of any of these persons, particularly Mr. Sarver, could have an adverse effect on our business if we cannot replace them with equally qualified persons who are also familiar with our market areas. See also “The limitations on bonuses, retention awards and incentive compensation contained in ARRA may adversely affect our ability to retain our highest performing employees”.
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
Terrorist attacks and threats of war or actual war may impact all aspects of our operations, revenues, costs and stock price in unpredictable ways
Terrorist attacks in the United States, as well as future events occurring in response or in connection to them including, without limitation, future terrorist attacks against United States targets, rumors or threats of war, actual conflicts involving the United States or its allies or military or trade disruptions, may impact our operations. Any of these events could cause consumer confidence and savings to decrease or result in increased volatility in the United States and worldwide financial markets and economy. Any of these occurrences could have an adverse impact on the Company’s operating results, revenues and costs and may result in the volatility of the market price for our securities, including our common stock, and impair their future price.
The Company has received an IRS notice of proposed deficiency related to the Company’s claim of certain deductions on its 2008 tax return, in connection with the partial worthlessness of collateralized debt obligations, which deductions resulted in an approximately $37-million tax refund for the 2006 and 2007 taxable periods
The Internal Revenue Service’s Examination Division issued a notice of proposed deficiency, on January 10, 2011, proposing a taxable income adjustment of $136.7 million related to deductions taken on our 2008 tax return in connection with the partial worthlessness of collateralized debt obligations, or CDOs. The use of these deductions on our 2008 tax return resulted in an approximately $40-million tax refund for the 2006 and 2007 taxable periods. The Company filed a protest of the proposed deficiency, which is expected to cause the matter to be referred to the Internal Revenue Service’s Appeals Division. The Company will continue to vigorously challenge these proposed adjustments because the Company believes the proposed IRS adjustments and resulting proposed deficiency are inconsistent with applicable tax laws, and that the Company has meritorious defenses to these proposed IRS adjustments. Although the Company believes that the CDO-related deductions will be respected for U.S. federal income tax purposes, there can be no assurance that the Internal Revenue Service will not successfully challenge some or all of such deductions. If the Internal Revenue Service were to successfully challenge some or all of such deductions, the Company may be subject to a tax liability in the amount of the $40-million refund, or portion thereof (excluding penalties or interest). The Company has not accrued a reserve for this potential exposure.

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
Risks Related to the Banking Industry
We operate in a highly regulated environment and the laws and regulations that govern our operations, corporate governance, executive compensation and accounting principles, or changes in them, or our failure to comply with them, may adversely affect us
The Company is subject to extensive regulation, supervision, and legislation that governs almost all aspects of our operations. See “Management’s Discussion and Analysis — Supervision and Regulation” included in this Annual Report on Form 10-K. Intended to protect customers, depositors and the FDIC’s Deposit Insurance Fund, these laws and regulations, among other matters, prescribe minimum capital requirements, impose limitations on the business activities in which we can engage, limit the dividends or distributions that our banking institutions can pay to our holding company, restrict the ability of institutions to guarantee our parent company’s debt, impose certain specific accounting requirements on us that may be more restrictive and may result in greater or earlier charges to earnings or reductions in our capital than generally accepted accounting principles, among other things. Compliance with laws and regulations can be difficult and costly, and changes to laws and regulations often impose additional compliance costs. Further, our failure to comply with these laws and regulations, even if the failure follows good faith effort or reflects a difference in interpretation, could subject the Company to additional restrictions on its business activities, fines and other penalties, any of which could adversely affect our results of operations, capital base and the price of our securities.
On July 21, 2010, President Obama signed the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, into law. The Dodd-Frank Act has had, and will continue to have, a broad impact on the financial services industry, including significant regulatory and compliance changes. Many of the requirements called for in the Dodd-Frank Act are in the process of being implemented by regulations issued by the SEC and Federal banking agencies, such as the FDIC and Federal Reserve, and will continue to be implemented over the course of several years. Given the uncertainty associated with the manner in which the provisions of the Dodd-Frank Act will be implemented by the various regulatory agencies and through regulations, the full extent of the impact such requirements will have on our operations is unclear. The changes resulting from the Dodd-Frank Act may impact the profitability of our business activities, require changes to certain of our business practices, impose upon us more stringent capital, liquidity and leverage requirements or otherwise adversely affect our business. In particular, the potential impact of the Dodd-Frank Act on our operations and activities, both currently and prospectively, include, among others:
•	a reduction in our ability to generate or originate revenue-producing assets as a result of compliance with heightened capital standards;

•	increased cost operations due to greater regulatory oversight, supervision and examination of banks and bank holding companies, and higher deposit insurance premiums;

•	the limitation on our ability to raise capital through the use of trust preferred securities as these securities may no longer be included in Tier 1 capital going forward; and

•	the limitations on our ability to expand consumer product and service offerings due to anticipated stricter consumer protection laws and regulations.
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
State and federal banking agencies periodically conduct examinations of our business, including for compliance with laws and regulations, and our failure to comply with any supervisory actions to which we are or become subject as a result of such examinations may adversely affect us
State and federal banking agencies periodically conduct examinations of our business, including for compliance with laws and regulations. If, as a result of an examination, the FDIC or Federal Reserve were to determine that the financial condition, capital resources, asset quality, earnings prospects, management, liquidity or other aspects of any of the banks’ operations had become unsatisfactory, or that any of the banks or their management was in violation of any law or regulation, the FDIC or Federal Reserve may take a number of different remedial actions as it deems appropriate. These actions include the power to enjoin “unsafe or unsound” practices, to require affirmative actions to correct any conditions resulting from any violation or practice, to issue an administrative order that can be judicially enforced, to direct an increase in the bank’s capital, to restrict the bank’s growth, to assess civil monetary penalties against the bank’s officers or directors, to remove officers and directors and, if the FDIC concludes that such conditions cannot be corrected or there is an imminent risk of loss to depositors, to terminate the bank’s deposit insurance. Under Nevada, Arizona and California law, the respective state banking supervisory authority has many of the same remedial powers with respect to its state-chartered banks.
The Company’s banking subsidiaries, including Bank of Nevada, have been placed under informal supervisory oversight by banking regulators in the form of memoranda of understanding. The oversight requires enhanced supervision by the Board of Directors of each bank, and the adoption or revision of written plans and/or policies addressing such matters as asset quality, credit underwriting and administration, the allowance for loan and lease losses, loan and investment portfolio risks, asset-liability management and loan concentrations, as well as the formulation and adoption of comprehensive strategic plans. The banks also are prohibited from paying dividends or making other distributions to the Company without prior regulatory approval and are required to maintain higher levels of Tier 1 capital than otherwise would be required to be considered well-capitalized under federal capital guidelines. In addition, the banks are required to provide regulators with prior notice of certain management and director changes and, in certain cases, to obtain their non-objection before engaging in a transaction that would materially change its balance sheet composition.
If we were unable to comply with regulatory directives in the future, or if we were unable to comply with the terms of any future supervisory requirements to which we may become subject, then we could become subject to additional supervisory actions and orders, including cease and desist orders, prompt corrective action and/or other regulatory enforcement actions. If our regulators were to take such additional supervisory actions, then we could, among other things, become subject to greater restrictions on our ability to develop any new business, as well as restrictions on our existing business, and we could be required to raise additional capital, dispose of certain assets and liabilities within a prescribed period of time, or both. Failure to implement the measures in the time frames provided, or at all, could result in additional orders or penalties from federal and state regulators, which could result in one or more of the remedial actions described above. In the event that one or more of the banks was ultimately unable to comply with the terms of a regulatory enforcement action, such a bank could ultimately fail and be placed into receivership by the chartering agency. Under applicable federal law and FDIC regulations, the failure of one of the subsidiary banks could impose liability for any loss to the FDIC or the DIF on the remaining subsidiary banks, further straining the financial resources available to the surviving charters. The terms of any such supervisory action and the consequences associated with any failure to comply therewith could have a material negative effect on our business, operating flexibility and financial condition.
Changes in interest rates could adversely affect our profitability, business and prospects
Most of the Company’s assets and liabilities are monetary in nature, which subjects us to significant risks from changes in interest rates and can impact our net income and the valuation of our assets and liabilities. Increases or decreases in prevailing interest rates could have an adverse effect on our business, asset quality and prospects. The Company’s operating income and net income depend to a great extent on our net interest margin. Net interest margin is the difference between the interest yields we receive on loans, securities and other interest earning assets and the interest rates we pay on interest bearing deposits, borrowings and other liabilities. These rates are highly sensitive to many factors beyond our control, including competition, general economic conditions and monetary and fiscal policies of various governmental and regulatory authorities, including the Federal Reserve. If the rate of interest we pay on our interest bearing deposits, borrowings and other liabilities increases more than the rate of interest we receive on loans, securities and other interest earning assets, our net interest income, and therefore our earnings, would be adversely affected. The Company’s earnings also could be adversely affected if the rates on our loans and other investments fall more quickly than those on our deposits and other liabilities.
In addition, loan volumes are affected by market interest rates on loans. Rising interest rates generally are associated with a lower volume of loan originations while lower interest rates are usually associated with higher loan originations. Conversely, in rising interest rate environments, loan repayment rates will decline and in falling interest rate environments, loan repayment rates will increase. The Company cannot guarantee that it will be able to minimize interest rate risk. In addition, an increase in the general level of interest rates may adversely affect the ability of certain borrowers to pay the interest on and principal of their obligations.
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
The Company is exposed to risk of environmental liabilities with respect to properties to which we obtain title

Approximately 76% of the Company’s loan portfolio at December 31, 2010 was secured by real estate. In the course of our business, the Company may foreclose and take title to real estate, and could be subject to environmental liabilities with respect to these properties. We may be held liable to a governmental entity or to third parties for property damage, personal injury, investigation and clean-up costs incurred by these parties in connection with environmental contamination, or may be required to investigate or clean up hazardous or toxic substances, or chemical releases at a property. The costs associated with investigation or remediation activities could be substantial. In addition, if we are the owner or former owner of a contaminated site, we may be subject to common law claims by third parties based on damages and costs resulting from environmental contamination emanating from the property. These costs and claims could adversely affect our business and prospects.
Risks Related to our Common Stock
The price of our common stock may fluctuate significantly, and this may make it difficult for you to resell shares of common stock owned by you at times or at prices you find attractive
The price of our common stock on NYSE constantly changes. We expect that the market price of our common stock will continue to fluctuate and there can be no assurances about the market prices for our common stock.
Our stock price may fluctuate as a result of a variety of factors, many of which are beyond our control. These factors include:
•	sales of our equity securities;

•	our financial condition, performance, creditworthiness and prospects;

•	quarterly variations in our operating results or the quality of our assets;

•	operating results that vary from the expectations of management, securities analysts and investors;

•	changes in expectations as to our future financial performance;

•	announcements of strategic developments, acquisitions and other material events by us or our competitors;

•	the operating and securities price performance of other companies that investors believe are comparable to us;

•	the credit, mortgage and housing markets, the markets for securities relating to mortgages or housing, and developments with respect to financial institutions generally;

•
changes in global financial markets and global economies and general market conditions, such as interest or foreign exchange rates, stock, commodity or real estate valuations or volatility and other geopolitical, regulatory or judicial events; and

•	our past and future dividend practice.
There may be future sales or other dilution of our equity, which may adversely affect the market price of our common stock.
Except as may be described under “Underwriting,” we are not restricted from issuing additional common stock, including any securities that are convertible into or exchangeable for, or that represent the right to receive, common stock. The issuance of any additional shares of common stock or preferred stock or securities convertible into, exchangeable for or that represent the right to receive common stock or the exercise of such securities could be substantially dilutive to shareholders of our common stock. Holders of our shares of common stock have no preemptive rights that entitle holders to purchase their pro rata share of any offering of shares of any class or series. The market price of our common stock could decline as a result of this offering as well as sales of shares of our common stock made after this offering or the perception that such sales could occur. Because our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future offerings. Thus, our stockholders bear the risk of our future offerings reducing the market price of our common stock and diluting their stock holdings in us. In addition, giving effect to the issuance of common stock in this offering, the receipt of the expected net proceeds and the use of those proceeds, we expect that this offering will have a dilutive effect on our expected earnings per share.
Offerings of debt, which would be senior to our common stock upon liquidation, and/or preferred equity securities which may be senior to our common stock for purposes of dividend distributions or upon liquidation, may adversely affect the market price of our common stock.
We may from time to time issue debt securities, borrow money through other means, or issue preferred stock. On August 25, 2010, the Company completed a public offering of $75 million in principal Senior Notes due in 2015. In 2008, we issued preferred stock to the federal government under the TARP program, and from time to time we have borrowed money from the Federal Reserve, other financial institutions and other lenders. All of these securities or borrowings have priority over the common stock on a liquidation, which could affect the market price of our stock.
Our Board of Directors is authorized to issue one or more classes or series of preferred stock from time to time without any action on the part of the stockholders. Our Board of Directors also has the power, without stockholder approval, to set the terms of any such classes or series of preferred stock that may be issued, including voting rights, dividend rights, and preferences over our common stock with respect to dividends or upon our dissolution, winding-up and liquidation and other terms. If we issue preferred stock in the future that has a preference over our common stock with respect to the payment of dividends or upon our liquidation, dissolution, or winding up, or if we issue preferred stock with voting rights that dilute the voting power of our common stock, the rights of holders of our common stock or the market price of our common stock could be adversely affected.
Anti-takeover provisions could negatively impact our stockholders.
Provisions of Nevada law and provisions of our amended and restated articles of incorporation and amended and restated by-laws could make it more difficult for a third party to acquire control of us or have the effect of discouraging a third party from attempting to acquire control of us. Additionally, our amended and restated articles of incorporation authorize our Board of Directors to issue additional series of preferred stock and such preferred stock could be issued as a defensive measure in response to a takeover proposal. These provisions could make it more difficult for a third party to acquire us even if an acquisition might be in the best interest of our stockholders.
ITEM 1B. UNRESOLVED STAFF COMMENTS
None
ITEM 2. PROPERTIES
At December 31, 2010, the Company operated 39 domestic branch locations, of which 18 are owned and 21 are on leased premises. In addition, the Company leases a 7,000 square foot service center in San Diego, California, owns a 36,000 square foot operations facility in Las Vegas, Nevada, and leases spaces in Denver, Colorado and Wilmington, Delaware. The Company has one owned branch not in use, and two leased branches that are subleased. The Company also owns three hotel condominium units for employee travel to the Company’s Las Vegas, Nevada location. For information regarding rental payments, see Note 5, “Premises and Equipment” of the Consolidated Financial Statements.
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
As previously disclosed in our Annual Report on Form 10-K, the Company’s banking subsidiaries, including Bank of Nevada, have been placed under informal supervisory oversight by banking regulators in the form of memoranda of understanding. The oversight requires enhanced supervision by the Board of Directors of each bank, and the adoption or revision of written plans and/or policies addressing such matters as asset quality, credit underwriting and administration, the allowance for loan and lease losses, loan and investment portfolio risks, asset-liability management and loan concentrations, as well as the formulation and adoption of comprehensive strategic plans. The banks also are prohibited from paying dividends or making other distributions to the Company without prior regulatory approval and are required to maintain higher levels of Tier 1 capital than otherwise would be required to be considered well-capitalized under federal capital guidelines. In addition, the banks are required to provide regulators with prior notice of certain management and director changes and, in certain cases, to obtain their non-objection before engaging in a transaction that would materially change its balance sheet composition. The Company believes each bank is in full compliance with the requirements of the applicable memorandum of understanding.
On October 21, 2010, the Company received notification from the FDIC that the previously disclosed Consent Order with respect to Torrey Pines Bank, dated November 16, 2009, was terminated as of October 20, 2010.
ITEM 4. RESERVED

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
The Company’s common stock began trading on the New York Stock Exchange under the symbol “WAL” on June 30, 2005. The Company has filed, without qualifications, its 2010 Domestic Company section 303A CEO certification regarding its compliance with the NYSE’s corporate governance listing standards. The following table presents the high and low sales prices of the Company’s common stock for each quarterly period for the last two years as reported by The NASDAQ Global Select Market:

	2010 Quarters				2009 Quarters
	Fourth	Third	Second	First	Fourth	Third	Second	First
Range of stock prices:
High	$7.46	$8.10	$9.64	$6.04	$6.33	$7.84	$9.22	$10.54
Low	5.69	5.98	5.59	3.75	2.99	5.86	4.00	3.72
Holders
At December 31, 2010, there were approximately 1,418 stockholders of record. At such date, our directors and executive officers owned approximately 14.7% of our outstanding shares. This number excludes an estimate for the number of stockholders whose shares are held in the name of brokerage firms or other financial institutions. The Company is not provided the exact number of or identities of these stockholders. There are no other classes of common equity outstanding.
Dividends
Western Alliance Bancorporation (“Western Alliance”) is a legal entity separate and distinct from the banks and our other non-bank subsidiaries. As a holding company with limited significant assets other than the capital stock of our subsidiaries, Western Alliance’s ability to pay dividends depends primarily upon the receipt of dividends or other capital distributions from our subsidiaries. Our subsidiaries’ ability to pay dividends to Western Alliance is subject to, among other things, their individual earnings, financial condition and need for funds, as well as federal and state governmental policies and regulations applicable to Western Alliance and each of those subsidiaries, which limit the amount that may be paid as dividends without prior approval. See the additional discussion in the “Supervision and Regulation” section of this report for information regarding restrictions on the ability to pay cash dividends. Our subsidiaries also are presently subject to Memoranda of Understanding that require prior regulatory approval of any dividends paid to Western Alliance Bancorporation. In addition, if any required payments on outstanding trust preferred securities or preferred stock, including the preferred stock that we issued to the Treasury in November 2008 pursuant to the Capital Purchase Program, are not made, Western Alliance would be prohibited from paying cash dividends on our common stock. Western Alliance has never paid a cash dividend on its common stock and does not anticipate paying any cash dividends in the foreseeable future.
Sale of Unregistered Securities
There were no unregistered sales of securities during 2010.
Share Repurchases
There were no shares repurchased during 2010 or 2009. While the Series A Preferred Stock that we issued to the Treasury are outstanding, the Company is prohibited from repurchasing shares of our common stock.
Performance Graph
The following graph summarizes a five year comparison of the cumulative total returns for the Company’s common stock, the Standard & Poor’s 500 stock index and the KBW Regional Banking Index, each of which assumes an initial value of $100.00 on December 31, 2005 and reinvestment of dividends.

The information under the caption “Equity Compensation Plans” in our definitive proxy statement to be filed with the SEC is incorporated by reference into this Item 5.
ITEM 6. SELECTED FINANCIAL DATA
The following selected financial data have been derived from the Company’s consolidated financial condition and results of operations, as of and for the years ended December 31, 2010, 2009, 2008, 2007 and 2006, and should be read in conjunction with the consolidated financial statements and the related notes included elsewhere in this report:

	Year Ended December 31,
	2010	2009	2008	2007	2006
	(in thousands, except per share data)
Results of Operations:
Interest income	$281,813	$276,023	$295,591	$305,822	$233,085
Interest expense	49,260	73,734	100,683	125,933	84,297

Net interest income	232,553	202,289	194,908	179,889	148,788
Provision for credit losses	93,211	149,099	68,189	20,259	4,660

Net interest income after provision for credit losses	139,342	53,190	126,719	159,630	144,128
Non-interest income	46,836	4,435	(117,258)	22,533	13,434
Non-interest expense	196,758	242,977	288,967	131,011	96,086

(Loss)/income from continuing operations before taxes	(10,580)	(185,352)	(279,506)	51,152	61,476
Income tax (benefit)/provision	(6,410)	(38,453)	(49,496)	16,674	21,587

(Loss)/income from continuing operations	(4,170)	(146,899)	(230,010)	34,478	39,889
Loss from discontinued operations, net of tax benefit	(3,025)	(4,507)	(6,450)	(1,603)	-

Net (loss)/income	$(7,195)	$(151,406)	$(236,460)	$32,875	$39,889

	Year Ended December 31,
	2010		2009		2008		2007	2006
	(in thousands, except per share data)
Per Share Data:
(Loss)/income per share–basic	$(0.23)		$(2.74)		$(7.27)		$1.14	$1.56
(Loss)/income per share–diluted	$(0.23)		$(2.74)		$(7.27)		$1.06	$1.41
Book value per common share	$5.77		$6.18		$9.59		$16.63	$15.09
Shares outstanding at period end	81,669		72,504		38,601		30,157	27,085
Weighted average shares outstanding–basic	75,083		58,836		32,652		28,918	25,623
Weighted average shares outstanding–diluted	75,083		58,836		32,652		31,019	28,218

Selected Balance Sheet Data:
Cash and cash equivalents	$216,746		$396,830		$139,954		$115,629	$264,880
Investments and other securities	$1,273,098		$864,779		$565,377		$736,200	$542,321
Gross loans, including net deferred loan fees	$4,240,542		$4,079,638		$4,095,711		$3,633,009	$3,003,222
Allowance for loan losses	$110,699		$108,623		$74,827		$49,305	$33,551
Assets	$6,193,883		$5,753,279		$5,242,761		$5,016,096	$4,169,604
Deposits	$5,338,441		$4,722,102		$3,652,266		$3,546,922	$3,400,423
Senior debt	$75,000		$-		$-		$-	$-
Junior subordinated and subordinated debt	$43,034		$102,438		$103,038		$122,240	$101,857
Stockholders’ equity	$602,174		$575,725		$495,497		$501,518	$408,579

Selected Other Balance Sheet Data:
Average assets	$6,030,609		$5,575,025		$5,198,237		$4,667,243	$3,668,405
Average earning assets	$5,526,521		$5,125,574		$4,600,466		$4,123,956	$3,304,325
Average stockholders’ equity	$601,412		$586,171		$512,872		$493,365	$348,294

Selected Financial and Liqudity Ratios:
Return on average assets	(0.12%	)	(2.72%	)	(4.55%	)	0.70%	1.09%
Return on average stockholders’ equity	(1.20%	)	(25.83%	)	(46.11%	)	6.66%	11.45%
Net interest margin (2)	4.23%		3.97%		4.28%		4.40%	4.52%
Loan to deposit ratio	79.43%		86.39%		112.14%		102.43%	88.32%

Capital Ratios:
Leverage ratio	9.5%		9.5%		8.9%		7.4%	8.2%
Tier 1 risk-based capital ratio	12.0%		11.8%		9.8%		7.9%	9.4%
Total risk-based capital ratio	13.2%		14.4%		12.3%		10.3%	11.5%
Average equity to average assets	10.0%		10.5%		9.9%		10.6%	9.5%

Selected Asset Quality Ratios:
Nonaccrual loans to gross loans	2.76%		3.77%		1.44%		0.49%	0.05%
Nonaccrual loans and repossessed assets to total assets	3.63%		4.12%		1.40%		0.42%	0.03%
Loans past due 90 days or more and still accruing to total loans	0.03%		0.14%		0.30%		0.02%	0.03%
Allowance for credit losses to total loans	2.61%		2.66%		1.83%		1.36%	1.12%
Allowance for credit losses to nonaccrual loans	94.62%		70.67%		128.34%		275.86%	2367.75%
Net charge-offs to average loans	2.22%		2.86%		1.10%		0.23%	0.04%

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis should be read in conjunction with “Item 8 – Consolidated Financial Statements and Supplementary Data.” This discussion and analysis contains forward-looking statements that involve risk, uncertainties and assumptions. Certain risks, uncertainties and other factors, including but not limited to those set forth under “Cautionary Note Regarding Forward-Looking Statements” may cause actual results to differ materially from those projected in the forward-looking statements.
Financial Overview and Highlights
Western Alliance Bancorporation is a multi-bank holding company headquartered in Phoenix, Arizona that provides full service banking, investment advisory services and lending through its subsidiaries.
Financial Result Highlights of 2010
Net loss available to common stockholders for the Company of $17.1 million, or ($0.23) loss per diluted share for 2010 compared to net loss of $161.1 million or ($2.74) loss per diluted share for 2009.
The significant factors impacting earnings of the Company during 2010 were:
•
During 2010, the Company improved its net interest margin to 4.23% from 3.97% and its net interest spread to 3.92% from 3.52%. The increase is attributed to the reduction in the cost of interest bearing liabilities to 1.20% from 1.89%. The increased margin of 26 basis points was primarily a result of downward repricing of deposits to 1.07% from 1.90%. The Company has reported five consecutive quarters of increases in net interest income.

•	During 2010, the Company increased deposits by $616.3 million to $5.34 billion at December 31, 2010 from $4.72 billion at December 31, 2009.

•	The Company experienced loan growth of $160.9 million to $4.24 billion at December 31, 2010 from $4.08 billion at December 31, 2009.

•	Provision expense for 2010 declined $55.9 million to $93.2 million compared to $149.1 million for 2009.

•
Key asset quality ratios improved for 2010 compared to 2009. Nonaccrual loans and repossessed assets to total assets improved to 3.63% from 4.12% in 2009 and nonaccrual loans to gross loans improved to 2.76% at the end of 2010 compared to 3.77% at the end of 2009.

•
On August 24, 2010, the Company completed a public offering of 8,050,000 shares of common stock, including 1,050,000 shares pursuant to the underwriter’s over-allotment option, at a public offering price of $6.25 per share, for an aggregate offering price of $50.3 million. The net proceeds of the offering were approximately $47.6 million.

•	On August 25, 2010, the Company completed a public offering of $75 million in principal Senior Notes due in 2015 bearing interest of 10%. The net proceeds of the offering were $72.8 million.

•	The Company divested its wholly owned subsidiary Premier Trust, Inc as of September 1, 2010 and recorded a $0.6 million gain on sale.

•
On October 21, 2010, the Company received notification from the FDIC that the previously disclosed Consent Order with respect to Torrey Pines Bank, dated November 16, 2009, was terminated as of October 20, 2010.

•
In October of 2010, the Company relocated its corporate headquarters and the headquarters of its Arizona affiliate to the newly constructed CityScape complex, a mixed-use development in the heart of downtown Phoenix. In addition during 2010, the Company’s bank affiliates opened branch offices in the following locations:

–	Western Alliance Bank opened an office in Carson City, Nevada

–	Torrey Pines Bank opened a full-service branch office in Los Altos, California and a full-service banking office in downtown Los Angeles, California
•
As of December 31, 2010, the Company consolidated from five bank subsidiaries to three. The Alta Alliance Bank subsidiary merged into its Torrey Pines Bank subsidiary, and its First Independent Bank of Nevada subsidiary merged into its Alliance Bank of Arizona subsidiary. As part of the latter merger, Alliance Bank of Arizona was renamed Western Alliance Bank doing business as Alliance Bank of Arizona (in Arizona) and First Independent Bank (in Nevada). Merger expenses for the period ending December 31, 2010 were $1.7 million.

The impact to the Company from these items, and others of both a positive and negative nature, will be discussed in more detail as they pertain to the Company’s overall comparative performance for the year ended December 31, 2010 throughout the analysis sections of this report.
A summary of our results of operations and financial condition and select metrics is included in the following table:

	Year Ended December 31,
	2010	2009	2008
	(in thousands, except per share amounts)

Net (loss)/income available to common stockholders	$(17,077)	$(161,148)	$(237,541)
Basic earnings (loss) per share	(0.23)	(2.74)	(7.27)
Diluted earnings (loss) per share	(0.23)	(2.74)	(7.27)
Total assets	$6,193,883	$5,753,279	$5,242,761
Gross loans	$4,240,542	$4,079,639	$4,095,711
Total deposits	$5,338,441	$4,722,102	$3,652,266
Net interest margin	4.23%	3.97%	4.28%
Return on average assets	(0.12)%	(2.72)%	(4.55)%
Return on average stockholders’ equity	(1.20)%	(25.84)%	(46.11)%
As a bank holding company, management focuses on key ratios in evaluating the Company’s financial condition and results of operations. In the current economic environment, key ratios regarding asset credit quality and efficiency are more informative as to the financial condition of the Company than those utilized in a more normal economic period such as return on equity and return on assets.
Asset Quality
For all banks and bank holding companies, asset quality plays a significant role in the overall financial condition of the institution and results of operations. The Company measures asset quality in terms of nonaccrual loans as a percentage of gross loans, and net charge-offs as a percentage of average loans. Net charge-offs are calculated as the difference between charged-off loans and recovery payments received on previously charged-off loans. The following table summarizes asset quality metrics as of December 31, 2010:

	Year Ended December 31,
	2010	2009
	(in thousands)
Non-accrual loans	$116,999	$153,702
Non-performing assets	342,808	289,066
Non-accrual loans to gross loans	2.76%	3.77%
Net charge-offs to averge loans	2.22%	2.86%
Asset and Deposit Growth
The ability to originate new loans and attract new deposits is fundamental to the Company’s asset growth. The Company’s assets and liabilities are comprised primarily of loans and deposits. Total assets increased during 2010 to $6.19 billion from $5.75 billion at December 31, 2009. Total gross loans excluding net deferred fees and unearned income increased by $147.9 million, or 3.6% as of December 31, 2010 compared to December 31, 2009. Total deposits increased $616.3 million, or 13.1% to $5.34 billion as of December 31, 2010 from $4.72 billion as of December 31, 2009.
RESULTS OF OPERATONS
The following table sets forth a summary financial overview for the comparable years:

	Year Ended
	December 31,		Increase
	2010	2009	(Decrease)
	(in thousands, except per share amounts)
Consolidated Statement of Operations Data:
Interest income	$281,813	$276,023	$5,790
Interest expense	49,260	73,734	(24,474)

Net interest income	232,553	202,289	30,264
Provision for credit losses	93,211	149,099	(55,888)

Net interest income after provision for credit losses	139,342	53,190	86,152
Other non-interest income	46,836	4,435	42,401
Non-interest expense	196,758	242,977	(46,219)

Net (loss) from continuing operations before income taxes	(10,580)	(185,352)	174,772
Income tax benefit	(6,410)	(38,453)	32,043

Loss from continuing operations	(4,170)	(146,899)	142,729
Loss from discontinued operations, net of tax benefit	(3,025)	(4,507)	1,482

Net loss	$(7,195)	$(151,406)	$144,211

Net loss available to common stockholders	$(17,077)	$(161,148)	$144,071

Loss per share - basic	$(0.23)	$(2.74)	$2.51

Loss per share - diluted	$(0.23)	$(2.74)	$2.51

The Company’s primary source of income is interest income. Interest income for the year ended December 31, 2010 was $281.8 million, an increase of 2.1% when comparing interest income for 2010 to 2009. This increase was primarily from interest income from loans. Average yield on loans increased 9 basis points to 6.23% for the year ended December 31, 2010 compared to 2009.
Interest expense for the year ended 2010 compared to 2009 decreased by 33.2% to $49.3 million from $73.7 million. This decline was primarily due to decreased average interest paid on deposits which declined 83 basis points to 1.07% for the year ended December 31, 2010 compared to the same period in 2009.
Net interest income was $232.6 million for the year ended December 31, 2010, compared to 2009, an increase of $30.3 million, or 15.0%. The increase in net interest income reflects a $400.9 million increase in average earning assets, offset by a $209.2 million increase in average interest bearing liabilities. The increased margin of 26 basis points was due to a decrease in our average cost of funds primarily as a result of downward repricing of deposits.

Net Interest Margin
The net interest margin is reported on a fully tax equivalent (“FTE”) basis. A tax equivalent adjustment is added to reflect interest earned on certain municipal securities and loans that are exempt from Federal income tax. The following table sets forth the average balances and interest income on a fully tax equivalent basis and interest expense for the years indicated:

	Year Ended December 31,
	2010			2009
			(dollars in thousands)
	Average		Average	Average		Average
	Balance	Interest	Yield/Cost	Balance	Interest	Yield/Cost
Interest-Earning Assets
Securities:
Taxable	$869,027	$23,272	2.68%	$634,916	$24,124	3.80%
Tax-exempt (1)	46,171	1,481	5.73%	55,515	1,691	5.23%

Total securities	915,198	24,753	2.83%	690,431	25,815	3.91%
Federal funds sold and other	17,328	141	0.81%	33,479	1,103	3.29%
Loans (1) (2) (3)	4,105,022	255,626	6.23%	4,037,659	248,098	6.14%
Short term investments	448,815	1,130	0.25%	322,883	874	0.27%
Restricted stock	40,158	163	0.41%	41,122	133	0.32%

Total earnings assets	5,526,521	281,813	5.12%	5,125,574	276,023	5.41%
Nonearning Assets
Cash and due from banks	116,588			174,112
Allowance for credit losses	(114,074)			(88,243)
Bank-owned life insurance	99,435			91,321
Other assets	402,139			272,261

Total assets	$6,030,609			$5,575,025

Interest-Bearing Liabilities
Sources of Funds
Interest-bearing deposits:
Interest checking	$581,063	$2,898	0.50%	$303,388	$3,216	1.06%
Savings and money market	1,861,668	16,724	0.90%	1,666,728	26,903	1.61%
Time deposits	1,437,234	21,707	1.51%	1,280,381	31,786	2.48%

Total interest-bearing deposits	3,879,965	41,329	1.07%	3,250,497	61,905	1.90%
Short-term borrowings	131,878	1,506	1.14%	512,265	5,286	1.03%
Long-term debt	26,558	2,777	10.46%	25,727	1,577	6.13%
Junior subordinated and subordinated debt	62,342	3,648	5.85%	103,034	4,966	4.82%

Total interest-bearing liabilities	4,100,743	49,260	1.20%	3,891,523	73,734	1.89%
Noninterest-Bearing Liabilities
Noninterest-bearing demand deposits	1,296,634			1,070,011
Other liabilities	31,820			27,320
Stockholders’ equity	601,412			586,171

Total Liabilities and Stockholders’ Equity	$6,030,609			$5,575,025

Net interest income and margin (4)		$232,553	4.23%		$202,289	3.97%

Net interest spread (5)			3.92%			3.52%
(1)
Yields on loans and securities have been adjusted to a tax equivalent basis. Interest income has not been adjusted to a tax equivalent basis. The tax-equivalent adjustments for 2010 and 2009 were $1,164 and $1,210, respectively.

(2)	Net loan fees of $4.2 million and $4.0 million are included in the yield computation for 2010 and 2009, respectively.

(3)	Includes nonaccrual loans.

(4)	Net interest margin is computed by dividing net interest income by total average earning assets.

(5)	Net interest spread represents average yield earned on interest-earning assets less the average rate paid on interest bearing liabilities.

The table below sets forth the relative impact on net interest income of changes in the volume of earning assets and interest-bearing liabilities and changes in rates earned and paid by us on such assets and liabilities. For purposes of this table, nonaccrual loans have been included in the average loan balances.

	Year Ended December 31,
	2010 versus 2009
	Increase (Decrease)
	Due to Changes in (1)(2)
	Volume	Rate	Total
	(in thousands)
Interest on investment securities:
Taxable	$6,269	$(7,121)	$(852)
Tax-exempt	(300)	90	(210)
Federal funds sold and other	(131)	(831)	(962)
Loans	4,195	3,333	7,528
Short term investments	317	(61)	256
Restricted stock	(4)	34	30

Total interest income	10,346	(4,556)	5,790
Interest expense:
Interest checking	1,385	(1,703)	(318)
Savings and money market	1,751	(11,930)	(10,179)
Time deposits	2,369	(12,448)	(10,079)
Short-term borrowings	(4,344)	564	(3,780)
Long-term debt	87	1,113	1,200
Junior subordinated debt	(2,381)	1,063	(1,318)

Total interest expense	(1,133)	(23,341)	(24,474)

Net increase (decrease)	$11,479	$18,785	$30,264

(1)	Changes due to both volume and rate have been allocated to volume changes.

(2)	Changes due to mark-to-market gains/losses under ASC 825 have been allocated to volume changes.
Comparison of net interest margin for 2009 to 2008
The following table sets forth a summary financial overview for the years ended December 31, 2009 and 2008:

	Year Ended
	December 31,		Increase
	2009	2008	(Decrease)
	(in thousands, except per share amounts)
Consolidated Statement of Operations Data:
Interest income	$276,023	$295,591	$(19,568)
Interest expense	73,734	100,683	(26,949)

Net interest income	202,289	194,908	7,381
Provision for credit losses	149,099	68,189	80,910

Net interest income after provision for credit losses	53,190	126,719	(73,529)
Non-interest income	4,435	(117,258)	121,693
Non-interest expense	242,977	288,967	(45,990)

Net loss from continuing operations before income taxes	(185,352)	(279,506)	94,154
Income tax benefit	(38,453)	(49,496)	11,043

Loss from continuing operations	(146,899)	(230,010)	83,111
Loss from discontinued operations, net of tax benefit	(4,507)	(6,450)	1,943

Net loss	$(151,406)	$(236,460)	$85,054

Net loss available to common stockholders	$(161,148)	$(237,541)	$76,393

Loss per share - basic	$(2.74)	$(7.27)	$4.53

Loss per share - diluted	$(2.74)	$(7.27)	$4.53

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
The net interest margin is reported on a fully tax equivalent (“FTE”) basis. A tax equivalent adjustment is added to reflect interest earned on certain municipal securities and loans that are exempt from Federal income tax. The following table sets forth the average balances and interest income on a fully tax equivalent basis and interest expense for the years indicated:

	Year Ended December 31,
	2009			2008
	(dollars in thousands)

	Average		Average	Average		Average
	Balance	Interest	Yield/Cost	Balance	Interest	Yield/Cost
Interest-Earning Assets
Investment Securities:
Taxable	$634,916	$24,124	3.80%	$589,416	$32,938	5.59%
Tax-exempt (1)	55,515	1,691	5.23%	78,096	2,896	6.07%

Total securities	690,431	25,815	3.91%	667,512	35,834	5.64%
Federal funds sold and other	33,479	1,103	3.29%	18,574	322	1.73%
Loans (1) (2) (3)	4,037,659	248,098	6.14%	3,872,918	257,528	6.65%
Short term investments	322,883	874	0.27%	-	-	0.00%
Restricted stock	41,122	133	0.32%	41,462	1,907	4.60%

Total earnings assets	5,125,574	276,023	5.41%	4,600,466	295,591	6.47%
Nonearning Assets
Cash and due from banks	174,112			113,423
Allowance for credit losses	(88,243)			(56,124)
Bank-owned life insurance	91,321			89,343
Other assets	272,261			451,129

Total assets	$5,575,025			$5,198,237

Interest-Bearing Liabilities
Sources of Funds
Interest-bearing deposits:
Interest checking	$303,388	$3,216	1.06%	$253,783	$3,965	1.56%
Savings and money market	1,666,728	26,903	1.61%	1,517,189	35,475	2.34%
Time deposits	1,280,381	31,786	2.48%	781,828	29,696	3.80%

Total interest-bearing deposits	3,250,497	61,905	1.90%	2,552,800	69,136	2.71%
Short-term borrowings	512,265	5,286	1.03%	896,309	19,721	2.20%
Long-term debt	25,727	1,577	6.13%	141,954	4,569	3.22%
Junior subordinated and subordinated	103,034	4,966	4.82%	114,741	7,257	6.32%

Total interest-bearing liabilities	3,891,523	73,734	1.89%	3,705,804	100,683	2.72%
Noninterest-Bearing Liabilities
Noninterest-bearing demand deposits	1,070,011			961,703
Other liabilities	27,320			17,858
Stockholders’ equity	586,171			512,872

Total Liabilities and Stockholders’ Equity	$5,575,025			$5,198,237

Net interest income and margin (4)		$202,289	3.97%		$194,908	4.28%

Net interest spread (5)			3.52%			3.75%

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

	Year Ended December 31,
	2009 versus 2008
	Increase (Decrease)
	Due to Changes in (1)(2)
	Volume	Rate	Total
	(in thousands)

Interest on investment securities:
Taxable	$1,729	$(10,543)	$(8,814)
Tax-exempt	(688)	(517)	(1,205)
Federal funds sold and other	491	290	781
Loans	10,123	(19,553)	(9,430)
Short term investments	874	-	874
Restricted stock	(1)	(1,773)	(1,774)

Total interest income	12,528	(32,096)	(19,568)
Interest expense:
Interest checking	526	(1,275)	(749)
Savings and money market	2,414	(10,986)	(8,572)
Time deposits	12,377	(10,287)	2,090
Short-term borrowings	(3,963)	(10,472)	(14,435)
Long-term debt	(7,124)	4,132	(2,992)
Junior subordinated debt	(564)	(1,727)	(2,291)

Total interest expense	3,666	(30,615)	(26,949)

Net increase (decrease)	$8,862	$(1,481)	$7,381

(1)	Changes due to both volume and rate have been allocated to volume changes.
(2)	Changes due to mark-to-market gains/losses under ASC 825 have been allocated to volume changes.
Provision for Credit Losses
The provision for credit losses in each period is reflected as a charge against earnings in that period. The provision is equal to the amount required to maintain the allowance for credit losses at a level that is adequate to absorb probable credit losses inherent in the loan portfolio. The provision for credit losses decreased by 37.5% to $93.2 million for the year ended December 31, 2010, compared with $149.1 million for the year ended December 31, 2009. The provision decreased primarily due to increased asset credit quality.
The provision for credit losses was $149.1 million for the year ended December 31, 2009, an increase of $80.9 million compared with $68.2 million for the year ended December 31, 2008. The provision increased in 2009 compared to 2008 mostly due to decreased asset credit quality as a result of the decline in the economy.
Noninterest Income (Loss)
The Company earned noninterest income (loss) primarily through fees related to trust and investment advisory services, services provided to loan and deposit customers, bank owned life insurance, securities gains and impairment charges, losses on repossessed assets, mark to market gains and other.
The following tables present a summary of non-interest income for the periods presented:

	Year Ended December 31,
			Increase
	2010	2009	(Decrease)
	(in thousands)
Net securities impairment charges	$(1,186)	$(43,784)	$42,598
Gain on sales of investment securities, net	19,757	16,100	3,657
Service charges	8,969	8,172	797
Trust and investment advisory services	4,003	9,287	(5,284)
Operating lease income	3,793	4,066	(273)
Other fee revenue	3,324	2,754	570
Income from bank owned life insurance	3,299	2,193	1,106
Gain on extinguishment of debt	3,000	-	3,000
Mark to market (loss) gain, net	(369)	3,631	(4,000)
Derivative losses, net	(269)	(263)	(6)
Other	2,515	2,279	236

Total noninterest income	$46,836	$4,435	$42,401

Total noninterest income increased for the year ended December 31, 2010 compared to 2009 mostly due to the $42.6 million decrease in security impairment charges. In 2010, the Company recorded $1.2 million of other then temporary impairment charges (“OTTI”) related to its collateralized mortgage debt securities. In 2009 the Company recorded $43.8 million OTTI on its investment securities. These impairment charges included $36.4 million related to impairment losses in the Company’s adjustable rate preferred stock (“ARPS”), $3.4 million related to impairment losses to the Company’s collateralized debt obligations (“CDO”) portfolio and $4.0 million related to the Company’s collateralized mortgage obligation (“CMO”) portfolio. Net gains from investment securities sales increased by $3.7 million for the comparable periods. The increase in gains on sales of securities for 2010 compared to 2009, was mostly due to previously impaired securities which had improvements in price and were sold to reduce the percentage of classified securities in the Company’s portfolio. The Company also recognized a $3.0 million gain on the repayment of its subordinated debt during 2010. Partially offsetting this increased income was a decrease of $5.3 million in trust and advisory service fees as a result of the divestitures of MRA at the end of 2009 and PTI in September of 2010.
Comparison of non-interest income for 2009 to 2008
The following table presents non-interest income for the periods presented:

	Year Ended December 31,
			Increase
	2009	2008	(Decrease)
	(in thousands)
Securities impairment charges	$(43,784)	$(156,832)	$113,048
Net gain on sale of investment securities	16,100	138	15,962
Service charges	8,172	6,135	2,037
Trust and investment advisory services	9,287	10,489	(1,202)
Operating lease income	4,066	3,659	407
Other fee revenue	2,754	3,918	(1,164)
Income from bank owned life insurance	2,193	2,639	(446)
Mark to market gains, net	3,631	9,033	(5,402)
Derivative (losses) gains, net	(263)	1,607	(1,870)
Other	2,279	1,956	323

Total noninterest income (loss)	$4,435	$(117,258)	$121,693

The $121.6 million positive change in noninterest income was mostly the result of decreased securities impairment charges and increased gains on the sales of investment securities in 2009 compared to 2008. In 2009 the Company recorded OTTI on its investment securities of $43.8 million related to ARPS, CDOs and CMOs as discussed above compared to $156.8 million of OTTI charges in 2008 related to $127.2 million in CDOs, $22.1 million in ARPs, $5.3 million related to two auction-rate leveraged securities and $2.2 million in CMOs. These positive changes were partially offset by decreased trust and advisory fees and mark to market gains.
Noninterest Expense
The following table presents, a summary of non-interest expenses for the periods presented:

	Year Ended December 31,
			Increase
	2010	2009	(Decrease)
	(in thousands)
Non-interest expense:
Salaries and employee benefits	$86,586	$91,504	$(4,918)
Occupancy	19,580	20,802	(1,222)
Net loss on sales/valuations of repossessed assets and bank premises, net	28,826	21,274	7,552
Insurance	15,475	12,525	2,950
Loan and repossessed asset expense	8,076	6,363	1,713
Legal, professional and director fees	7,591	8,973	(1,382)
Customer service	4,256	4,290	(34)
Marketing	4,061	4,915	(854)
Data processing	3,374	4,274	(900)
Intangible amortization	3,604	3,781	(177)
Operating lease depreciation	2,506	3,229	(723)
Goodwill impairment charges	-	49,671	(49,671)
Other	12,823	11,376	1,447

Total non-interest expense	$196,758	$242,977	$(46,219)

Total non-interest expense declined $46.2 million, or 19.0% for the year ended 2010 compared to 2009. This decrease is primarily the result of the $49.7 million decrease in goodwill impairment charges as there was no goodwill impairment recognized in 2010. In 2009 the Company recorded $45 million in goodwill impairment at its BON subsidiary, $4.1 million at its Shine subsidiary and $0.6 million at its former MRA subsidiary. Net of increased costs related to asset quality issues and insurance of $12.2 million due to an increase in other real estate owned and problem loan workout activity during 2010, the Company’s other non-interest expense categories decreased by $8.8 million. The Company was diligent with cost saving strategies in 2010 and also reduced headcount from 930 full time equivalent employees to 908 contributing to the $4.9 million decline in salary and employee benefit costs. The increase in insurance of $3.0 million in 2010 compared to 2009 is due to increase in loan volumes.

	Year Ended December 31,
			Increase
	2009	2008	(Decrease)
	(in thousands)
Non-interest expense:
Salaries and employee benefits	$91,504	$84,347	$7,157
Occupancy	20,802	20,727	75
Net loss on sales/valuations of repossessed assets and bank premises, net	21,274	679	20,595
Goodwill impairment charges	49,671	138,844	(89,173)
Insurance	12,525	4,089	8,436
Loan and respossessed asset expense	6,363	2,601	3,762
Customer service	4,290	2,620	1,670
Legal, professional and director fees	8,973	5,221	3,752
Marketing	4,915	5,409	(494)
Data processing	4,274	5,755	(1,481)
Intangible amortization	3,781	3,631	150
Operating lease depreciation	3,229	2,886	343
Other	11,376	12,158	(782)

Total non-interest expense	$242,977	$288,967	$(45,990)

Comparison of non-interest expense for 2009 to 2008
Total non-interest expense declined $46.0 million, or 15.9% for the year ended 2009 compared to 2008. This decrease is primarily the result of the $89.2 million decrease in goodwill impairment charges which were $49.7 million for 2009 compared to $138.8 million in 2008. Partially offsetting this decline were increased salaries and benefits expense, FDIC insurance costs and customer service expenses. Insurance expenses increased by $8.4 million for the year ended December 31, 2009 compared to 2008. This increase is mostly the result of increased FDIC insurance assessments including one-time charges of $8.0 million for the comparable years.
Income Taxes
The effective tax rate of the tax benefit on the net operating loss for the year ended December 31, 2010 was 54.4% compared to 21.6% for the year ended December 31, 2009. This increase in the effective tax rate on the tax benefit from the prior year was primarily due to the favorable tax impact of securities yielding dividends received deductions, tax exempt income, bank owned life insurance and a decrease in the deferred tax valuation allowance.
Business Segment Results
Bank of Nevada reported a net loss of $26.4 million and $97.7 million for the years ended December 31, 2010 and 2009, respectively. The decrease in the net loss for the year ended December 31, 2010 compared to 2009 was primarily due to decreased provision for credit losses of $28.2 million and a decline in goodwill impairment charges of $45.0 million for 2010 compared to 2009. Total deposits at Bank of Nevada grew by $184.5 million to $2.39 billion at December 31, 2010 compared to $2.20 billion at December 31, 2009. Total loans decreased $158.3 million to $1.91 billion at December 31, 2010 compared to 2009.
Western Alliance Bank, which consists of Alliance Bank of Arizona operating in Arizona and First Independent Bank operating in Northern Nevada, reported a net income of $12.8 million and a net loss of $15.6 million for the years ended December 31, 2010 and 2009, respectively. The increase in net income for the year ended December 31, 2010 from the year ended December 31, 2009 was primarily due to an increase in interest income of $16.7 million, decreased provision for credit losses of $24.1 million and increased non-interest income of $3.8 million, partially offset by increased income tax expense of $16.7 million. During 2010 total loans at Western Alliance Bank grew $180.0 million to $1.31 billion from $1.13 billion at December 31, 2009. In addition, total deposits grew by $231.3 million to $1.67 billion at December 31, 2010.
Torrey Pines Bank reported net income of $10.3 million and a net loss of $3.3 million for the years ended December 31, 2010 and 2009, respectively. The increase in net income for the year ended December 31, 2010 from the year ended December 31, 2009 was the result of increased interest income of $17.5 million, decreased provision for credit losses of $3.6 million, and $1.5 million decrease in non-interest expense partially offset by increased income tax expense of $9.2 million. Total loans at Torrey Pines Bank increased by $139.0 million to $1.06 billion at December 31, 2010 from $924.8 million at December 31, 2009. Total deposits increased by 199.7 million during 2010 to $1.28 billion at December 31, 2010.
The other segment, which includes the holding company, Shine, Western Alliance Equipment Finance, the discontinued operations related to the affinity credit card platform, PTI (through September 1, 2010) and MRA (in 2009), reported a net loss of $3.9 million and $34.9 million for the years ended December 31, 2010 and 2009, respectively.
BALANCE SHEET ANALYSIS
Total assets increased $440.6 million or 7.7% to $6.19 billion at December 31, 2010 compared to $5.75 billion at December 31, 2009. The majority of the increase was in investment securities of $424.6 million as the Company invested excess liquidity and repositioned the overall duration of the portfolio. Net loans increased by $158.8 million to $4.13 billion primarily the result of commercial real estate and commercial loan portfolio growth offset by principal reductions and net charge-offs.
Total liabilities increased $414.2 million or 8% to $5.59 billion at December 31, 2010 from $5.18 billion at December 31, 2009. Total deposits increased by $616.3 million or 13.1% to $5.34 billion at December 31, 2010 from $4.72 billion at December 31, 2009. Non-interest bearing demand deposits increased by $286.2 million or 24.7% to 1.44 billion at December 31, 2010 from $1.16 billion at December 31, 2009. In the third quarter of 2010, the Company completed a debt offering of $75 million.

Total stockholders’ equity increased by $26.4 million to $602.2 million at December 31, 2010 from $575.7 million at December 31, 2009. In the third quarter of 2010, the Company completed a public offering of 8,050,000 shares with net proceeds of $47.6 million.
The following table shows the amounts of loans outstanding by type of loan at the end of each of the periods indicated.

	December 31,
	2010	2009	2008	2007	2006
	(in thousands)
Commercial real estate	$2,261,638	$2,024,624	$1,763,392	$1,514,533	$1,232,260
Construction and land development	451,470	623,198	820,874	806,110	715,546
Commercial and industrial	934,627	802,193	860,280	784,378	645,469
Residential real estate	527,302	568,319	589,196	492,551	384,082
Consumer	71,545	80,300	71,148	43,517	29,561
Net deferred loan fees	(6,040)	(18,995)	(9,179)	(8,080)	(3,696)

Gross loans, net of deferred fees	4,240,542	4,079,639	4,095,711	3,633,009	3,003,222
Less: allowance for credit losses	(110,699)	(108,623)	(74,827)	(49,305)	(33,551)

Total loans, net	$4,129,843	$3,971,016	$4,020,884	$3,583,704	$2,969,671

The following table sets forth the amount of loans outstanding by type of loan as of December 31, 2010 that were contractually due in one year or less, more than one year and less than five years, and more than five years based on remaining scheduled repayments of principal. Lines of credit or other loans having no stated final maturity and no stated schedule of repayments are reported as due in one year or less. The tables also present an analysis of the rate structure for loans within the same maturity time periods.

	December 31, 2010
		Due after one
	Due in one	year to five	Due after
	year or less	years	five years	Total
	(in thousands)
Commercial real estate -- owner occupied
Floating rate	$23,551	$117,672	$641,983	$783,206
Fixed rate	54,301	171,855	213,788	439,944

Commercial real estate -- non-owner occupied
Floating rate	67,245	180,093	331,375	578,713
Fixed rate	41,011	291,115	121,846	453,972

Commercial and industrial
Floating rate	342,688	142,672	24,100	509,460
Fixed rate	49,328	163,361	22,510	235,199

Leases
Floating rate	-	-	-	-
Fixed rate	1,693	159,529	28,746	189,968

Construction and land development
Floating rate	263,208	65,981	16,595	345,784
Fixed rate	47,572	56,164	1,950	105,686

Residential real estate
Floating rate	38,487	25,775	378,680	442,942
Fixed rate	11,335	18,822	53,966	84,123

Consumer
Floating rate	58,108	729	197	59,034
Fixed rate	6,125	6,235	151	12,511

Total	$1,004,652	$1,400,003	$1,835,887	$4,240,542

As of December 31, 2010, approximately $2.0 billion or 47.3% of total variable rate loans were subject to rate floors with a weighted average interest rate of 6.33% At December 31, 2010, total loans consisted of 64.1% with floating rates and 35.9% with fixed rates.
Concentrations of Lending Activities
The Company’s lending activities are primarily driven by the customers served in the market areas where the Company has branch offices in the States of Nevada, California and Arizona. The Company monitors concentrations within five broad categories: geography, industry, product, call code, and collateral. The Company grants commercial, construction, real estate and consumer loans to customers through branch offices located in the Company’s primary markets. The Company’s business is concentrated in these areas and the loan portfolio includes significant credit exposure to the commercial real estate market of these areas. As of December 31, 2010 and 2009, commercial real estate related loans accounted for approximately 64% and 65% of total loans, respectively, and approximately 2% and 5% of commercial real estate loans, respectively, are secured by undeveloped land. Substantially all of these loans are secured by first liens with an initial loan to value ratio of generally not more than 75%. Approximately 54% of these commercial real estate loans were owner occupied at December 31, 2010 and 2009, respectively. In addition, approximately 3% and 4% of total loans were unsecured as of December 31, 2010 and 2009, respectively.
Interest Reserves. Interest reserves are generally established at the time of the loan origination as an expense item in the budget for a construction and land development loan. The Company’s practice is to monitor the construction, sales and/or leasing progress to determine the feasibility of ongoing construction and development projects. If, at any time during the life of the loan, the project is determined not to be viable, the Company has the ability to discontinue the use of the interest reserve and take appropriate action to protect its collateral position via negotiation and/or legal action as deemed appropriate. At December 31, 2010, WAL had 26 loans with an outstanding balance of $46.7 million with available interest reserves of $1.2 million. In instances where projects have been determined unviable, the interest reserves have been frozen. This is a decrease from 97 loans at December 31, 2009 with an outstanding principal balance of $164.4 million and available interest reserve amounts of $11.1 million.
Non-performing loans: Nonperforming loans decreased by $40.8 million, or 25.6% at December 31, 2010 to $118.5 million from $159.2 million at December 31, 2009. During 2010, total impaired loans increased 2.1%, from $233.5 million at December 31, 2009 to $238.3 million at December 31, 2010.

	December 31,
	2010	2009	2008	2007	2006
	(dollars in thousands)
Total nonaccrual loans	$116,999	$153,702	$58,302	$17,873	$1,417
Loans past due 90 days or more and still accruing	1,458	5,538	11,515	779	794

Total nonperforming loans	118,457	159,240	69,817	18,652	2,211
Restructured loans	116,696	46,480	15,605	3,782	-
Other impaired loans	3,182	27,752	92,981	12,680	839

Total impaired loans	$238,335	$233,472	$178,403	$35,114	$3,050

Other real estate owned (OREO)	$107,655	$83,347	$14,545	$3,412	$-
Nonaccrual loans to gross loans	2.76%	3.77%	1.42%	0.49%	0.05%
Loans past due 90 days or more and still accruing to total loans	0.03	0.14	0.28	0.02	0.03
Interest income received on nonaccrual loans	$2,501	$624	$488	$30	$120
Interest income that would have been recorded under the original terms of nonaccrual loans	$6,016	$8,713	$1,827	$765	$147
The composite of nonaccrual loans were as follows:

	At December 31, 2010			At December 31, 2009
	Nonaccrual		Percent of	Nonaccrual		Percent of
	Balance	%	Total Loans	Balance	%	Total Loans
	(dollars in thousands)
Construction and land	$36,523	31.22%	0.86%	$64,079	41.69%	1.57%
Residential real estate	32,638	27.90%	0.76%	30,000	19.52%	0.73%
Commercial real estate	40,257	34.40%	0.95%	42,253	27.49%	1.04%
Commercial and industrial	7,349	6.28%	0.17%	17,134	11.15%	0.42%
Consumer	232	0.20%	0.01%	236	0.15%	0.01%

Total nonaccrual loans	$116,999	100.00%	2.76%	$153,702	100.00%	3.77%

As of December 31, 2010 and December 31, 2009, nonaccrual loans totaled $117.0 million and $153.7 million, respectively. Nonaccrual loans at December 31, 2010 consisted of multiple customer relationships with no single customer relationship having a principal balance greater than $10.0 million. Nonaccrual loans by bank at December 31, 2010 were $81.8 million at Bank of Nevada, $22.9 million at Western Alliance Bank and $12.3 million at Torrey Pines Bank. Nonaccrual loans as a percentage of total gross loans were 2.76% and 3.77% at December 31, 2010 and 2009, respectively. Nonaccrual loans as a percentage of each bank’s total gross loans were 4.27% at Bank of Nevada, 1.75% at Western Alliance Bank and 1.16% at Torrey Pines Bank. Total lost interest on nonaccrual loans for year ended December 31, 2010 and 2009 was $6.0 million and $8.7 million, respectively.
Impaired loans: A loan is identified as impaired when it is probable that interest and principal will not be collected according to the contractual terms of the original loan agreement. These loans generally have balances greater than $250,000 and are rated substandard or worse. An exception to this would be any known impaired loans regardless of balance. Most impaired loans are classified as nonaccrual. However, there are some loans that are termed impaired due to doubt regarding collectability according to contractual terms, but are both fully secured by collateral and are current in their interest and principal payments. These impaired loans are not classified as nonaccrual. Impaired loans are measured for reserve requirements in accordance with ASC Topic 310, Receivables, based on the present value of expected future cash flows discounted at the loan’s effective interest rate or, as a practical expedient, at the loan’s observable market price or the fair value of the collateral less applicable disposition costs if the loan is collateral dependent. The amount of an impairment reserve, if any, and any subsequent changes are charged against the allowance for loan losses.
Troubled Debt Restructured Loans: A troubled debt restructured loan is a loan on which the Bank, for reasons related to a borrower’s financial difficulties, grants a concession to the borrower that the Bank would not otherwise consider. The loan terms that have been modified or restructured due to a borrower’s financial situation include, but are not limited to, a reduction in the stated interest rate, an extension of the maturity at an interest rate below current market, a reduction in the face amount of the debt, a reduction in the accrued interest, or re-aging, extensions, deferrals, renewals and rewrites. A troubled debt restructured loan is also considered impaired. Generally, a loan that is modified at an effective market rate of interest may no longer be classified as troubled debt restructuring in the calendar year subsequent to the restructuring if it is in compliance with the modified terms and the expectation exists for continued performance going forward.
As of December 31, 2010 and, December 31, 2009, the aggregate total amount of loans classified as impaired, was $238.3 million and $233.4 million, respectively. The total specific allowance for loan losses related to these loans was $13.4 million and $13.4 million for December 31, 2010 and 2009, respectively. As of December 31, 2010 and December 31, 2009, we had $116.7 million and $46.5 million, respectively, in loans classified as accruing restructured loans. The increases in total impaired loans and restructured loans were primarily due to the continued impact from the decline in economic conditions. The increase in impaired loans at December 31, 2010, of $4.9 million from December 31, 2009 is mostly attributed to the increase in commercial real estate impaired loans which were $85.4 million at December 31, 2009 compared to $123.9 million at December 31, 2010, an increase of $38.6 million. This increase was mostly offset by a decrease in impaired construction and land development loans of $30.9 million to $58.4 million at December 31, 2010 compared to 2009.
The following tables present a breakdown of total impaired loans and the related specific reserves for the periods indicated:

	At December 31, 2010
	Impaired		Percent of	Reserve		Percent of
	Balance	Percent	Total Loans	Balance	Percent	Total Allowance
	(dollars in thousands)
Construction and land development	$58,415	24.51%	1.38%	$2,846	21.18%	2.57%
Residential real estate	42,423	17.80%	1.00%	2,716	20.21%	2.45%
Commercial real estate	123,939	52.00%	2.92%	4,582	34.08%	4.14%
Commercial and industrial	12,803	5.37%	0.30%	3,170	23.59%	2.86%
Consumer	755	0.32%	0.02%	126	0.94%	0.11%

Total impaired loans	$238,335	100.00%	5.62%	$13,440	100.00%	12.14%

	At December 31, 2009
	Impaired		Percent of	Reserve		Percent of
	Balance	Percent	Total Loans	Balance	Percent	Total Allowance
	(dollars in thousands)
Construction and land development	$89,314	38.26%	2.19%	$5,314	39.71%	4.89%
Residential real estate	39,619	16.97%	0.97%	4,443	33.20%	4.09%
Commercial real estate	85,377	36.57%	2.09%	2,377	17.76%	2.19%
Commercial and industrial	18,926	8.10%	0.46%	1,167	8.72%	1.07%
Consumer	236	0.10%	0.01%	82	0.61%	0.08%

Total impaired loans	$233,472	100.00%	5.72%	$13,383	100.00%	12.32%

The amount of interest income recognized on impaired loans for the years ended December 31, 2010, 2009 and 2008 was approximately $7.6 million, $10.5 million and $10.5 million, respectively.
Allowance for Credit Losses
The following table summarizes the activity in our allowance for credit losses for the period indicated.

	Year Ended December 31,
	2010	2009	2008	2007	2006
	(dollars in thousands)
Allowance for credit losses:
Balance at beginning of period	$108,623	$74,827	$49,305	$33,551	$21,192
Provisions charged to operating expenses	93,211	149,099	68,189	20,259	4,660
Acquisitions	-	-	-	3,419	8,768
Recoveries of loans previously charged-off:
Construction and land development	3,197	1,708	32	-	-
Commercial real estate	1,003	230	3	-	-
Residential real estate	2,039	545	43	-	5
Commercial and industrial	3,000	1,529	533	213	324
Consumer	164	173	37	49	107

Total recoveries	9,403	4,185	648	262	436
Loans charged-off:
Construction and land development	23,623	35,807	16,715	2,361	64
Commercial real estate	33,821	16,756	2,912	-	-
Residential real estate	20,663	24,082	6,643	49	-
Commercial and industrial	17,218	38,573	15,937	5,304	1,273
Consumer	5,213	4,270	1,108	472	168

Total charged-off	100,538	119,488	43,315	8,186	1,505
Net charge-offs	91,135	115,303	42,667	7,924	1,069

Balance at end of period	$110,699	$108,623	$74,827	$49,305	$33,551

Net charge-offs to average loans outstanding	2.22%	2.86%	1.10%	0.23%	0.04%
Allowance for credit losses to gross loans	2.61	2.66	1.83	1.36	1.12
The following table summarizes the allocation of the allowance for credit losses by loan type. However, allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories:

	December 31,
	2010		2009		2008		2007		2006
	(dollars in thousands)
		% of		% of		% of		% of		% of
		Loans in		Loans in		Loans in		Loans in		Loans in
		Each		Each		Each		Each		Each
		Category		Category		Category		Category		Category
		to Gross		to Gross		to Gross		to Gross		to Gross
	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans
Construction and land development	$20,587	10.6%	$29,608	15.2%	$28,010	20.0%	$18,979	22.1%	$13,456	23.8%
Real estate:
Commercial	33,043	53.3	16,279	49.4	11,870	42.9	10,929	41.6	6,483	41.0
Residential	20,889	12.4	24,397	13.9	11,735	14.4	3,184	13.5	1,729	12.8
Commercial and industrial	30,782	22.0	31,883	19.6	19,867	21.0	15,442	21.5	11,312	21.5
Consumer	5,398	1.7	6,456	2.0	3,345	1.7	771	1.3	571	0.9

Total	$110,699	100.0%	$108,623	100.0%	$74,827	100.0%	$49,305	100.0%	$33,551	100.0%

The allowance for credit losses as a percentage of total loans decreased slightly to 2.61% at December 31, 2010 from 2.66% at December 31, 2009 and increased from 1.83% at December 31, 2008. The Company’s credit loss reserve at December 31, 2010 increased to $110.7 million from $108.6 million at December 31, 2009 mostly due to the increase in portfolio balance and change in the portfolio mix. Loan portfolio growth and the change in the portfolio mix were the primary causes of the increased allowance for credit losses.
Potential Problem Loans

The Company classifies loans consistent with federal banking regulations using a nine category grading system. These loan grades are described in further detail in the Item 1, Business of this Form 10-K. The following table presents information regarding potential problem loans, consisting of loans graded watch, substandard, doubtful, and loss, but still performing:

	December 31, 2010
	# of	Loan		Percent of
	Loans	Balance	Percent	Total Loans
	(dollars in thousands)
Construction and Land Development	57	$50,764	21.4%	1.20%
Commercial Real Estate	110	123,691	52.1%	2.92%
Residential Real Estate	64	24,052	10.1%	0.57%
Commercial & Industrial	199	37,536	15.8%	0.89%
Consumer	21	1,451	0.6%	0.03%

Total Loans	451	$237,494	100.0%	5.61%

Total potential problem loans consisted of 451 loans and totaled approximately $237.5 million at December 31, 2010. These loans are primarily secured by real estate.
Investment securities
The investment securities portfolio of the Company is utilized as collateral for borrowings, required collateral for public deposits and customer repurchase agreements, and to manage liquidity, capital and interest rate risk.
The following table summarizes the carrying value of the investment securities portfolio:

	At December 31,
	2010	2009	2008
	(in thousands)
U.S. Treasury securities	$-	$-	$8,170
U.S. Government sponsored agency securities	280,103	2,479	2,511
Direct obligation and GSE residential mortgage-backed securities	781,179	655,073	436,804
Private label residential mortgage-backed	8,111	18,175	38,428
Municipal obligations	1,677	5,380	18,956
Adjustable rate preferred stock	67,243	18,296	27,722
Trust preferred securities	23,126	22,050	16,301
Collateralized debt obligations	276	918	1,219
Corporate bonds	49,907	71,190	-
Other	23,743	17,189	15,266

Total investment securities	$1,235,365	$810,750	$565,377

Weighted average yield is calculated by dividing income within each maturity range by the outstanding amount of the related investment and has not been tax affected on tax-exempt obligations. Securities available for sale are carried at amortized cost in the table below for purposes of calculating the weighted average yield received on such securities. The maturity distribution and weighted average yield of our investment security portfolios at December 31, 2010 are summarized in the table below:

	December 31, 2010

	Due Under 1						Due Over 10
	Year		Due 1-5 Years		Due 5-10 Years		Years		Total
	Amount/Yield		Amount/Yield		Amount/Yield		Amount/Yield		Amount/Yield
	(dollars in thousands)
Available-for-Sale
Municipal obligations	$5	6.43%	$-	0.00%	$56	6.23%	$241	5.82%	$302	5.91%
US Government Agencies	-	0.00	-	0.00	277,592	2.45	-	0.00	277,592	2.45
Adjustable-rate preferred stock	13,627	5.57	8,663	5.53	13,595	8.73	31,358	5.95	67,243	6.38
Direct obligation & GSE residential mortgage-backed securities	-	0.00	-	0.00	30,064	1.58	739,325	2.06	769,389	2.04
Private label residential mortgage-	-	0.00	-	0.00	-	0.00	8,111	4.58	8,111	4.58
backed securities
Trust Preferred	-	0.00	-	0.00	-	0.00	23,126	1.17	23,126	1.17
Corporate bonds	-	0.00	-	0.00	-	0.00	4,907	5.00	4,907	5.00
Other	22,243	2.95	-	0.00	-	0.00	-	0.00	22,243	2.95

Total available-for-sale	$35,875	3.94%	$8,663	5.53%	$321,307	2.64%	$807,068	2.23%	$1,172,913	2.42%

Held-to-Maturity
Municipal obligations	$-	0.00%	$999	6.93%	$376	6.89%	$-	0.00%	$1,375	6.92%
Corporate securities	-	0.00	-	0.00	40,000	5.34	5,000	5.00	45,000	5.31
Debt obligations and structured securities	-	0.00	-	0.00	-	0.00	276	0.00	276	0.00
Other	1,500	0.00	-	0.00	-	0.00	-	0.00	1,500	0.00

Total held-to-maturity	$1,500	0.00%	$999	6.93	$40,376	5.36%	$5,276	4.74%	$48,151	5.16%

Measured at fair value
U.S. Governmentagency securities	$-	0.00%	$-	0.00%	$-	0.00%	$2,511	5.00%	$2,511	5.00%
Direct obligation & GSE residential mortgage-backed securities	-	0.00	9	1.48	1,760	6.53	10,021	4.61	11,790	4.90
Private label residential mortgage-backed securities	-	0.00	-	0.00	-	0.00	-	0.00	-	0.00

Total measured at fair value	$-	0.00%	$9	1.48%	$1,760	6.53%	$12,532	4.69%	$14,301	4.92%

The Company does not own any subprime mortgage-backed securities in its investment portfolio. All but $2.3 million of our remaining mortgage-backed securities are rated AAA and backed by prime mortgage collateral.
Gross unrealized losses at December 31, 2010 are primarily caused by interest rate fluctuations, credit spread widening and reduced liquidity in applicable markets. The Company has reviewed securities on which there is an unrealized loss in accordance with its accounting policy for other then temporary impaired (“OTTI”) described in Note 3, Investment Securities, and recorded impairment charges totaling $1.2 million and $43.8 million for the twelve months ended December 31, 2010 and 2009, respectively. For 2010, the impairment charges related to unrealized losses in the Company’s CDO portfolio. For 2009, this includes $36.4 million related to impairment losses in the Company’s ARPS, $3.4 million related to impairment losses to the Company’s CDO portfolio and $4.0 million related to the Company’s collateralized mortgage obligation (“CMO”) portfolio.
The Company does not consider any other securities to be other-than-temporarily impaired as of December 31, 2010 and 2009. However, without recovery in the near term such that liquidity returns to the applicable markets and spreads return to levels that reflect underlying credit characteristics, additional OTTI may occur in future periods. At December 31, 2010, the Company had the intent and ability to retain its investments for a period of time sufficient to allow for any anticipated recovery in fair value.
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
Goodwill and Other Intangible Assets

The Company had no goodwill impairment in 2010. Total goodwill impairment for the years ended December 31, 2009 and 2008 was $49.7 million and $138.8 million, respectively. The Company utilizes three general approaches to the valuation testing: the asset-based approach, the market approach and the income approach. Specifically, the Company used the capitalized earnings, capitalized tangible book value, core deposit premium plus tangible book value, and discounted cash flow calculations in the valuation analysis based on available market and Company information. In addition, the Company included a market capitalization analysis in the calculation of goodwill impairment.
The Company tests for impairment of goodwill as of October 1 of each year, and again at a quarter-end if any triggering events occur during a quarter that may affect goodwill. For this testing, the Company typically works together with a third-party valuation firm to perform a “Step 1” test for potential goodwill impairment of the Company’s bank subsidiaries. At October 1, 2010, it was determined that the Bank of Nevada failed Step 1 of the testing.
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
During the first quarter of 2009, the Company determined that it was necessary to perform an interim test for goodwill impairment on the Bank of Nevada reporting unit. As a result of this goodwill impairment test, the Company determined that the Bank of Nevada reporting unit was impaired by $45.0 million. During the third quarter of 2009, the Company performed an interim test of goodwill on its former subsidiary Miller/Russell and Associates, Inc. As a result of this goodwill impairment test, the Company determined that the Miller/Russell and Associates, Inc. reporting unit was impaired by $0.6 million. At the end of 2009, the Company recorded a $4.1 million impairment charge for Shine.
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
Deposits
The average balances and weighted average rates paid on deposits for the years ended December 31, 2010, 2009 and
2008 are presented below.

	Year Ended December 31,
	2010 Average		2009 Average		2008 Average
	Balance/Rate		Balance/Rate		Balance/Rate
	(dollars in thousands)

Interest checking (NOW)	$581,063	0.50%	$303,388	1.06%	$253,783	1.56%
Savings and money market	1,861,668	0.90	1,666,728	1.61	1,517,189	2.34
Time	1,437,235	1.51	1,280,381	2.48	781,828	3.80

Total interest-bearing deposits	3,879,966	1.07	3,250,497	1.90	2,552,800	2.71
Noninterest bearing demand deposits	1,296,634	-	1,070,011	-	961,703	-

Total deposits	$5,176,600	0.80%	$4,320,508	1.43%	$3,514,503	1.97%

Total deposits increased to $5.34 billion at December 31, 2010, from $4.72 billion at December 31, 2009, an increase of $616 million or 13.1%. This increase was primarily from non-interest bearing demand deposits, interest bearing demand deposits, savings and money market accounts and broker certificates of deposits which increased by $286.2 million, $161.1 million, $173.6 million and $111.4 million, respectively. Non-broker certificates of deposits decreased by $116.0 million from December 31, 2009 to December 31, 2010. Deposits have historically been the primary source of funding the Company’s asset growth. In addition, all of the banking subsidiaries are members of Certificate of Deposit Registry Service (“CDARS”). CDARS provides a mechanism for obtaining FDIC insurance for large deposits.
Certificates of Deposit of $100,000 or More
The table below discloses the remaining maturity for certificates of deposit of $100,000 or more as of December 31, 2010:

	December 31,
	2010	2009
	(in thousands)

3 months or less	$435,400	$424,864
3 to 6 months	299,710	308,006
6 to 12 months	470,847	372,304
Over 12 months	70,412	99,988

Total	$1,276,369	$1,205,162

Other Assets Acquired Through Foreclosure
The following table represents the changes in other assets acquired through foreclosure:

	Year Ended December 31,
	2010	2009	2008
	(in thousands)
Balance, beginning of period	$83,347	$14,545	$3,412
Additions	93,656	104,610	24,060
Dispositions	(40,674)	(17,858)	(12,002)
Valuation adjustments in the period, net	(28,674)	(17,950)	(925)

Balance, end of period	$107,655	$83,347	$14,545

Other assets acquired through foreclosure consist primarily of properties acquired as a result of, or in-lieu-of, foreclosure. Properties or other assets (primarily repossessed assets formerly leased) are classified as other real estate owned and other repossessed property and are reported at the lower of carrying value or fair value, less estimated costs to sell the property. Costs relating to the development or improvement of the assets are capitalized and costs relating to holding the assets are charged to expense. The Company had $107.7 million, $83.3 million and $14.5 million, respectively of such assets at December 31, 2010, 2009 and 2008. At December 31, 2010, the Company held 98 other real estate owned properties compared to 56 at December 31, 2009. When significant adjustments were based on unobservable inputs, such as when a current appraised value is not available or management determines the fair value of the collateral is further impaired below appraised value and there is no observable market price, the resulting fair value measurement has been categorized as a Level 3 measurement.
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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Banks to maintain minimum amounts and ratios of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I leverage (as defined) to average assets (as defined). As of December 31, 2010, the Company and the Banks met all capital adequacy requirements to which they are subject.
As of December 31, 2010, the Company and each of its subsidiaries met the minimum capital ratio requirements necessary to be classified as well-capitalized, as defined by the banking agencies. To be categorized as well-capitalized, the Banks must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the table below. In addition, memoranda of understanding to which the Company’s bank subsidiaries are subject require them to maintain higher Tier 1 leverage ratios than otherwise required to be considered well-capitalized. At December 31, 2010, the capital levels at each of the banks exceeded these elevated requirements.
The actual capital amounts and ratios for the Banks and Company as of December 31 are presented in the following table:

			Risk-	Tangible	Total	Tier 1	Tier 1
	Total	Tier 1	Weighted	Average	Capital	Capital	Leverage
	Capital	Capital	Assets	Assets	Ratio	Ratio	Ratio

	(dollars in thousands)
December 31, 2010
WAL (Consolidated)	$654,011	$591,633	$4,941,057	$6,198,903	13.2%	12.0%	9.5%
Bank of Nevada	278,697	250,907	2,177,357	2,705,631	12.8%	11.5%	9.3%
Western Alliance Bank	204,650	162,964	1,492,491	1,955,696	13.7%	10.9%	8.3%
Torrey Pines Bank	170,342	135,126	1,215,825	1,453,686	14.0%	11.1%	9.3%

Well-capitalized ratios					10.0%	6.0%	5.0%
Minimum capital ratios					8.0%	4.0%	4.0%

December 31, 2009
WAL (Consolidated)	$666,287	$547,746	$4,632,891	$5,756,917	14.4%	11.8%	9.5%
Bank of Nevada	272,703	183,639	2,286,178	2,755,559	11.9%	8.0%	6.7%
Alliance Bank of Arizona	97,141	68,801	820,572	1,107,836	11.8%	8.4%	6.2%
Torrey Pines Bank	125,870	94,073	948,241	1,116,767	13.3%	9.9%	8.4%
First Independent Bank	54,669	44,058	444,981	526,746	12.3%	9.9%	8.4%
Alta Alliance Bank	23,552	22,105	114,528	174,588	20.6%	19.3%	12.7%

Well-capitalized ratios					10.0%	6.0%	5.0%
Minimum capital ratios					8.0%	4.0%	4.0%
Additionally, State of Nevada banking regulations restrict distribution of the net assets of Bank of Nevada because such regulations require the sum of the bank’s stockholders’ equity and reserve for loan losses to be at least 6% of the average of the bank’s total daily deposit liabilities for the preceding 60 days. As a result of these regulations, approximately $145.2 million and $133.9 million of Bank of Nevada’s stockholders’ equity was restricted at December 31, 2010 and 2009, respectively.
For information on the Companies capital raises, see Item 5 – “Market for Registrants Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities – Sales of Unregistered Securities.”
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

		December 31,
Name of Trust	Maturity	2010	2009

BankWest Nevada Capital Trust II	2033	15,464	15,464
First Independent Capital Trust I	2034	7,217	7,217
Intermountain First Statutory Trust I	2034	10,310	10,310
WAL Trust No. 1	2036	20,619	20,619
WAL Statutory Trust No. 2	2037	5,155	5,155
WAL Statutory Trust No. 3	2037	7,732	7,732

		$66,497	$66,497
Unrealized gains on trust preferred securities measured at fair value, net		(23,463)	(24,059)

		$43,034	$42,438

The weighted average contractual rate of the junior subordinated debt was 4.34% and 4.37% as of December 31, 2010 and 2009, respectively.
In the event of certain changes or amendments to regulatory requirements or Federal tax rules, the debt is redeemable in whole. The obligations under these instruments are fully and unconditionally guaranteed by the Company and rank subordinate and junior in right of payment to all other liabilities of the Company. The trust preferred securities qualify as Tier 1 Capital for the Company, subject to certain limitations, with the excess being included in total capital for regulatory purposes. As of December 31, 2009 the Company had $60 million of subordinated debt with a weighted average contractual rate of 3.09%. The Company paid this debt in 2010 and recorded a gain on extinguishment of debt of $3.0 million.
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
The following table sets forth our significant contractual obligations as of December 31, 2010.

	Payments Due by Period
	(in thousands)
		Less Than	1-3	3-5	After
	Total	1 Year	Years	Years	5 Years
	(in thousands)
Time deposit maturities	$1,445,303	$1,363,424	$80,063	$1,816	$-
Long-term borrowed funds	75,000	-	-	-	75,000
Junior subordinated deferrable interest debentures	43,034	-	-	-	43,034
Purchase obligations	3,910	2,475	1,435	-	-
Operating lease obligations	24,831	4,917	8,724	4,716	6,474

Total	$1,592,078	$1,370,816	$90,222	$6,532	$124,508

Off balance sheet commitments associated with outstanding letters of credit, commitments to extend credit, and credit card guarantees as of December 31, 2010 are summarized below. Since commitments associated with letters of credit and commitments to extend credit may expire unused, the amounts shown do not necessarily reflect the actual future cash funding requirements.

	Total	Amount of Commitment Expiration Per Period
	Amounts	Less Than	1-3	3-5	After
	Committed	1 Year	Years	Years	5 Years
	(in thousands)
Commitments to extend credit	$702,336	$482,320	$85,638	$43,154	$91,224
Credit card commitments and guarantees	322,798	322,798	-	-	-
Standby letters of credit	28,013	-	27,858	155	-

Total	$1,053,147	$805,118	$113,496	$43,309	$91,224

The following table sets forth certain information regarding FHLB and FRB advances and customer repurchase agreements.

	December 31,
	2010	2009	2008
	($ in thousands)
FHLB and FRB Advances and other:

Maximum month-end balance	$20,000	$635,500	$955,100

Balance at end of year	-	-	586,120

Average balance	5,367	228,951	643,698

Customer Repurchase Accounts:

Maximum month-end balance	211,046	307,367	345,182

Balance at end of year	109,409	223,269	321,004

Average balance	126,511	279,477	252,611

Total Short-Term Borrowed Funds	$109,409	$223,269	$907,124

Weighted average interest rate at end of year	0.23%	1.02%	0.85%

Weighted average interest rate during year	0.81%	0.99%	2.20%
Short-Term Borrowed Funds. The Company from time to time utilizes short-term borrowed funds to support short-term liquidity needs generally created by increased loan demand. The majority of these short-term borrowed funds consist of advances from the FHLB and FRB and customer repurchase agreements. The Company’s borrowing capacity at FHLB and FRB is determined based on collateral pledged, generally consisting of securities and loans. In addition, the Company has borrowing capacity from other sources pledged by securities, including securities sold under agreements to repurchase, which are reflected at the amount of cash received in connection with the transaction, and may require additional collateral based on the fair value of the underlying securities. At December 31, 2010, total short-term borrowed funds consisted of customer repurchases of $109.4 million. No advances were outstanding from the FHLB or FRB at December 31, 2010. At December 31, 2009, total short-term borrowed funds were $223.3 million, with a weighted average interest rate at year end of 1.02%. compared to total short-term borrowed funds of $907.1 million as of December 31, 2008 with a weighted average interest rate at year end of 0.85%. The decrease of $113.9 million in short-term borrowings for 2010 compared to 2009 is due to the Company’s increased liquidity as a result of successful growth in deposits during the year and capital raise in the third quarter of 2010.
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
Allowance for credit losses
Credit risk is inherent in the business of extending loans and leases to borrowers. Like other financial institutions, the Company must maintain an adequate allowance for credit losses. The allowance for credit losses is established through a provision for credit losses charged to expense. Loans are charged against the allowance for credit losses when Management believes that the contractual principal or interest will not be collected. Subsequent recoveries, if any, are credited to the allowance. The allowance is an amount believed adequate to absorb probable losses on existing loans that may become uncollectable, based on evaluation of the collectability of loans and prior credit loss experience, together with other factors. The Company formally re-evaluates and establishes the appropriate level of the allowance for credit losses on a quarterly basis.
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
The allowance consists of specific and general components. The specific allowance relates to impaired loans. In general, impaired loans include those where interest recognition has been suspended, loans that are more than 90 days delinquent but because of adequate collateral coverage income continues to be recognized, and other criticized and classified loans not paying substantially according to the original contract terms. For such loans, an allowance is established when the discounted cash flows, collateral value or observable market price of the impaired loan are lower than the carrying value of that loan, pursuant to FASB ASC 310 Receivables (“ASC 310”). Loans not collateral dependent are evaluated based on the expected future cash flows discounted at the original contractual interest rate. The amount to which the present value falls short of the current loan obligation will be set up as a reserve for that account or charged-off.
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
Although we believe the levels of the allowance as of December 31, 2010 and 2009 were adequate to absorb probable losses in the loan portfolio, a further decline in economic conditions or other factors could result in increasing losses that cannot be reasonably estimated at this time.
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
Securities measured at fair value are equity and debt securities for which the Company elected early adoption of FASB ASC 825 “Financial Instruments", effective January 1, 2007. Securities for which the fair value measurement classification was made generally were fixed rate with a relatively long duration and low coupon rates. Securities measured at fair value are reported at fair value with unrealized gains and losses included in current period earnings.
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
Other intangible assets
The Company’s intangible assets consist of core deposit intangible assets, investment advisory and trust customer relationship intangibles, and are amortized over periods ranging from 6 to 12 years. The Company evaluates the remaining useful lives of its core deposit intangible assets each reporting period, as required by FASB ASC 350, Intangibles — Goodwill and Other, to determine whether events and circumstances warrant a revision to the remaining period of amortization. If the estimate of an intangible asset’s remaining useful life has changed, the remaining carrying amount of the intangible asset is amortized prospectively over that revised remaining useful life. As a result of current economic conditions, the Company revised its estimates of the useful lives of its core deposit intangibles during the year ended December 31, 2008. The Company made no further changes to these revised lives in 2010 or 2009.
Stock compensation plans
The Company has the 2005 Stock Incentive Plan as amended (the “Incentive Plan”), which is described more fully in Note 13, “Stockholders’ Equity.” Compensation expense for stock options and non-vested restricted stock awards is based on the fair value of the award on the measurement date, which, for the Company, is the date of the grant and is recognized ratably over the service period of the award. Prior to the Company’s initial public offering (“IPO”); the Company used the minimum value method to calculate the fair value of stock options. Subsequent to the Company’s IPO, the Company utilizes the Black-Scholes option-pricing model to calculate the fair value of stock options. The fair value of non-vested restricted stock awards is the market price of the Company’s stock on the date of grant. Prior to the Company’s initial public offering (“IPO”) the Company used the minimum value method to calculate the fair value of stock options. Subsequent to the IPO, the Company utilizes the Black-Scholes model to calculate the fair value of options.

During the years ended December 31, 2010, 2009 and 2008, the Company granted stock options to the non-executive directors of its subsidiaries. These directors do not meet the definition of an employee under FASB ASC 718 Compensation. Accordingly, the Company applies FASB ASC 505 Equity to determine the measurement date for options granted to these directors. Therefore, the expense related to these options is re-measured each reporting date until the options are vested.
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
Although realization is not assured, the Company believes that the realization of the recognized net deferred tax asset of $79.9 million at December 31, 2010 is more likely than not based on expectations as to future taxable income and based on available tax planning strategies as defined in ASC 740 that could be implemented if necessary to prevent a carry forward from expiring.
The most significant source of these timing differences are the credit loss reserve build and net operating loss carry forwards which account for substantially all of the net deferred tax asset. In general, the Company will need to generate approximately $222 million of taxable income during the respective carryforward periods to fully realize its deferred tax assets.
As a result of the recent losses, the Company is in a three-year cumulative pretax loss position at December 31, 2010. A cumulative loss position is considered significant negative evidence in assessing the realizability of a deferred tax asset. The Company has concluded that there is sufficient positive evidence to overcome this negative evidence. This positive evidence includes Company forecasts, exclusive of tax planning strategies, that show realization of deferred tax assets by the end of 2013 based on current projections. In addition, the Company has evaluated tax planning strategies, including potential sales of businesses and assets in which it could realize the excess of appreciated value over the tax basis of its assets. The amount of deferred tax assets considered realizable, however, could be significantly reduced in the near term if estimates of future taxable income during the carryforward period are significantly lower than forecasted due to deterioration in market conditions.
Based on the above discussion, the net operating loss carryforward of 20 years provides sufficient time to utilize deferred federal and state tax assets pertaining to the existing net operating loss carryforwards and any NOL that would be created by the reversal of the future net deductions that have not yet been taken on a tax return.
We do not anticipate that current market events will adversely impact our ability to realize the future tax benefits of the net deferred tax assets. See Note 8, “Income Taxes” to the Consolidated Financial Statements for further discussion on income taxes.
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
The ability to have readily available funds sufficient to repay fully maturing liabilities is of primary importance to depositors, creditors and regulators. Our liquidity, represented by cash and amounts due from banks, federal funds sold and non-pledged marketable securities, is a result of our operating, investing and financing activities and related cash flows. In order to ensure funds are available when necessary, on at least a quarterly basis, we project the amount of funds that will be required, and we strive to maintain relationships with a diversified customer base. Liquidity requirements can also be met through short-term borrowings or the disposition of short-term assets. The Company has unsecured borrowing lines at correspondent banks totaling $43 million and $11 million in secured lines form correspondent banks. In addition, loans and securities are pledged to the FHLB providing $748.3 million in borrowing capacity with outstanding letters of credit of

$72.0 million, leaving $676.3 million in available credit as of December 31, 2010. Loans and securities pledged to the FRB discount window providing $547.0 million in borrowing capacity. As of December 31, 2010, there were no outstanding borrowings from the FRB, thus our available credit totaled $547.0 million.
The Company has a formal liquidity policy, and in the opinion of management, our liquid assets are considered adequate to meet cash flow needs for loan funding and deposit cash withdrawals for the next 90-120 days. At December 31, 2010, there was $1.03 billion in liquid assets comprised of $254.5 million in cash and cash equivalents (including federal funds sold of $0.9 million) and $780.0 million in unpledged marketable securities. At December 31, 2009, the Company maintained $732.2 million in liquid assets comprised of $450.9 million of cash and cash equivalents (including federal funds sold of $3.5 million) and $281.3 million of unpledged marketable securities.
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
On a long-term basis, the Company’s liquidity will be met by changing the relative distribution of our asset portfolios, for example, reducing investment or loan volumes, or selling or encumbering assets. Further, the Company can increase liquidity by soliciting higher levels of deposit accounts through promotional activities and/or borrowing from correspondent banks, the FHLB of San Francisco and the FRB. At December 31, 2010, our long-term liquidity needs primarily relate to funds required to support loan originations and commitments and deposit withdrawals which can be met by cash flows from investment payments and maturities, and investment sales if necessary.
The Company’s liquidity is comprised of three primary classifications: (i) cash flows provided by operating activities; (ii) cash flows used in investing activities; and (iii) cash flows provided by financing activities. Net cash provided by or used in operating activities consists primarily of net income, adjusted for changes in certain other asset and liability accounts and certain non-cash income and expense items, such as the loan loss provision, investment and other amortization and depreciation. For the years ended December 31, 2010, 2009 and 2008 net cash provided by operating activities was $0.3 million, $74.8 million and $81.0 million, respectively.
Our primary investing activities are the origination of real estate, commercial and consumer loans and purchase and sale of securities. Our net cash provided by and used in investing activities has been primarily influenced by our loan and securities activities. The net increase in loans for the years ended December 31, 2010, 2009 and 2008, was $339.3 million, $112.1 million and $505.4 million, respectively.
Net cash provided by financing activities has been impacted significantly by increased deposit levels. During the years ended December 31, 2010, 2009 and 2008, deposits increased $616.3 million, increased $938.1 million and $105.3 million, respectively.
Fluctuations in core deposit levels may increase our need for liquidity as certificates of deposit mature or are withdrawn before maturity and as non-maturity deposits, such as checking and savings account balances, are withdrawn. Additionally, we are exposed to the risk that customers with large deposit balances will withdraw all or a portion of such deposits, due in part to the FDIC limitations on the amount of insurance coverage provided to depositors. To mitigate the uninsured deposit risk, we have joined the Certificate of Deposit Account Registry Service (CDARS), a program that allows customers to invest up to $50 million in certificates of deposit through one participating financial institution, with the entire amount being covered by FDIC insurance. As of December 31, 2010, we had $357.1 million of CDARS deposits.
As of December 31, 2010, we had $20.0 million of wholesale brokered deposits outstanding. Brokered deposits are generally considered to be deposits that have been received from a registered broker that is acting on behalf of that broker’s customer. Often, a broker will direct a customer’s deposits to the banking institution offering the highest interest rate available. Federal banking law and regulation places restrictions on depository institutions regarding brokered deposits because of the general concern that these deposits are at a greater risk of being withdrawn and placed on deposit at another institution offering a higher interest rate, thus posing liquidity risk for institutions that gather brokered deposits in significant amounts. The Company does not anticipate using brokered deposits as a significant liquidity source in the near future.
The Company paid-off $60 million in subordinated debt and a $9 million building loan both owed by Bank of Nevada during 2010. In August 2010, the Company issued $75 million of five-year senior notes to provide additional liquidity for the holding company and increase the ability to downstream capital to the subsidiary banks. There was no other increase in borrowings for the year. Letters of credit outstanding at FHLB increased by $13 million during 2010. These letters of credit are used to collateralize state and municipal deposits and are not direct borrowings but do reduce our borrowing capacity at the FHLB.
Federal and state banking regulations place certain restrictions on dividends paid by the Banks to Western Alliance. The total amount of dividends which may be paid at any date is generally limited to the retained earnings of each Bank. Dividends paid by the Banks to the Company would be prohibited if the effect thereof would cause the respective Bank’s capital to be reduced below applicable minimum capital requirements or by regulatory action. In addition, the MOU’s presently require prior regulatory approval of the payments of dividends by the banks to Western Alliance.
Quantitative and Qualitative Disclosures About Market Risk
Market risk is the risk of loss in a financial instrument arising from adverse changes in market prices and rates, foreign currency exchange rates, commodity prices and equity prices. Our market risk arises primarily from interest rate risk inherent in our lending, investing and deposit taking activities. To that end, management actively monitors and manages our interest rate risk exposure. We generally manage our interest rate sensitivity by evaluating re-pricing opportunities on our earning assets to those on our funding liabilities.
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
At December 31, 2010, our economic value of equity exposure related to these hypothetical changes in market interest rates was within the current guidelines established by us. The following table shows our projected change in economic value of equity for this set of rate shocks at December 31, 2010.

Economic Value of Equity

	Interest Rate Scenario (change in basis points from Base)
	Down 200	Down 100	Base	UP 100	UP 200	Up 300

Present Value (000’s)

Assets	$6,351,840	$6,266,253	$6,167,367	$6,052,971	$5,939,525	$5,833,039

Liabilities	$5,550,248	$5,504,354	$5,407,304	$5,321,767	$5,241,594	$5,167,431

Net Present Value	$801,592	$761,899	$760,063	$731,204	$697,931	$665,608

% Change	5.5%	0.2%		-3.8%	-8.2%	-12.4%
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
Net Interest Income Simulation. In order to measure interest rate risk at December 31, 2010, we used a simulation model to project changes in net interest income that result from forecasted changes in interest rates. This analysis calculates the difference between net interest income forecasted using an immediate increase and decrease in interest rates and a net interest income forecast using a flat market interest rate environment derived from spot yield curves typically used to price our assets and liabilities. The income simulation model includes various assumptions regarding the re-pricing relationships for each of our products. Many of our assets are floating rate loans, which are assumed to re-price immediately, and proportional to the change in market rates, depending on their contracted index. Some loans and investments include the opportunity of prepayment (embedded options), and accordingly the simulation model uses estimated market speeds to derive prepayments and reinvests proceeds at modeled yields. Our non-term deposit products re-price more slowly, usually changing less than the change in market rates and at our discretion.
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
This simulation model assesses the changes in net interest income that would occur in response to an instantaneous and sustained increase or decrease (shock) in market interest rates. At December 31, 2010, our net interest margin exposure related to these hypothetical changes in market interest rates was within the current guidelines established by us.
Sensitivity of Net Interest Income

	Interest Rate Scenario (change in basis points from Base)
(in 000’s)	Down 200	Down 100	Flat	UP 100	UP 200	Up 300

Interest Income	$282,659	$289,424	$298,718	$312,215	$328,307	$347,426

Interest Expense	$18,288	$23,273	$36,564	$54,978	$74,740	$95,217

Net Interest Income	$264,371	$266,151	$262,154	$257,237	$253,567	$252,209

% Change	0.8%	1.5%		-1.9%	-3.3%	-3.8%
Derivative Contracts. In the normal course of business, the Company uses derivative instruments to meet the needs of its customers and manage exposure to fluctuations in interest rates. The following table summarizes the aggregate notional amounts, market values and terms of the Company’s derivative holdings as of December 31, 2010.

Outstanding Derivatives Positions

		Weighted Average
Notional	Net Value	Term (in yrs)

12,860,170	(1,395,856)	3.9
The following table summarizes the aggregate notional amounts, market values and terms of the Company’s derivative holdings as of December 31, 2009:
Outstanding Derivatives Positions

		Weighted
	Notional	Average
Notional	Net Value	Term (in years)

13,378,675	(1,138,878)	4.9
Recent accounting pronouncements
FASB ASC 810, Consolidation (“ASC 810”). Effective January 1, 2010, further new authoritative accounting guidance under ASC Topic 810 amends prior guidance to change how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. The new authoritative accounting guidance requires additional disclosures about the reporting entity’s involvement with variable-interest entities and any significant changes in risk exposure due to that involvement as well as its affect on the entity’s financial statements. The new authoritative accounting guidance under ASC Topic 810 was effective January 1, 2010 and did not have a significant impact on the Company’s consolidated financial statements.
FASB ASC Topic 860, Transfers and Servicing (“ASC 860”) was amended to enhance reporting about transfers of financial assets including securitizations, and where companies have continuing exposure to the risks related to transferred financial assets. The new authoritative accounting guidance eliminates the concept of a “qualifying special-purpose entity” and changes the requirements for derecognizing financial assets. The new authoritative guidance also requires additional disclosures about all continuing involvements with transferred financial assets including information about gains and losses resulting from transfers during the period. The new authoritative accounting guidance under ASC 860 was effective January 1, 2010 and did not have a significant impact on the Company’s consolidated financial statements.
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
In January 2010 the FASB issued ASU 2010-06, Fair Value Measurements and Disclosures Topic 820 which provides guidance requiring enhanced fair value disclosures about (1) the different classes of assets and liabilities measured at fair value, (2) the valuation techniques and inputs used, (3) the activity in level 3 fair value measurements and (4) the transfers between levels 1, 2, and 3. The increased disclosure requirements further set forth in the update that in the reconciliation for fair value measurements using significant unobservable inputs (level 3), a reporting entity should present separately information about purchases, sales, issuances and settlements (that is, gross amounts shall be disclosed as opposed to a single net figure). The company accepted these new disclosure requirements during 2010 except for the Level 3 activity which is not required until the first quarter of 2011.

In April 2010 the FASB issued ASU 2010-18, Loan Modifications Topic 310 which provides guidance that loans accounted for within a pool need not be removed from the pool when loan modifications are made, even if the modifications would otherwise be considered trouble debt restructurings. Under this guidance an entity will continue to evaluate the pool of loans when performing its impairment analysis. The effective date of the amendments in this update is in the first interim period ending on or after July 15, 2010. The amendments are to be applied prospectively. The Company does not expect the adoption to have a significant impact on its consolidated financial statements.
In July 2010 the FASB issued ASU 2010-20, Receivables Topic 310 which amends Topic 310 to improve the disclosures that an entity provides about the credit quality of its financing receivables and related allowance for credit losses. An entity is required to disaggregate by portfolio segment or class certain existing disclosures and provide certain new disclosures about its financing receivables and related allowance for credit losses. The Company adopted the period end disclosures provisions of the new authoritative guidance under ASC Topic 310 in the reporting period ending December 31, 2010. Adoption of the new guidance did not have an impact on the Company’s consolidated financial statements. The disclosures about activity that occurs will be effective for reporting periods after January 1, 2011, and will have no impact on the Company’s consolidated financial statements.
SUPERVISION AND REGULATION
Bank holding companies and banks operate in an extensively regulated environment under state and federal law. These laws and regulations are intended primarily for the protection of depositors and the Deposit Insurance Fund (the “DIF”) and not for the benefit of shareholders or creditors. The following discussion is only intended to summarize some of the significant statutes and regulations that affect the banking industry, and therefore is not a comprehensive survey of the field. These summaries are not intended to be complete and are qualified in their entirety by reference to the particular statute or regulation described. Moreover, recent legislation, such as the Dodd-Frank Wall Street Reform and Consumer Protection Act, or Dodd-Frank Act, and regulations have been adopted relating to the regulation, supervision, examination and operation of financial institutions. These laws and regulations have been in effect for only a limited time, and we cannot predict the long-term impact their implementation will have on the capital, credit and real estate markets as well as our operations and activities.
Regulatory oversight of financial institutions, including banks and bank holding companies, has increased in recent periods. Regulators conduct a variety of evaluations, including compliance audits and safety and soundness reviews. As a result of these reviews, regulators may require that we change our practices or policies, write down assets or increase reserves (and therefore reduce our capital base), and take or omit to take other actions deemed prudent by the regulator. Given the implementation of these new laws and regulations, the Company cannot predict the outcome of future regulatory evaluations or whether it will become subject to conditions, policies or directives resulting from regulatory evaluations.
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
          Compensation Committee; Prohibition on “Encouraging” Earnings Manipulation. The Interim Final Rules require the Company’s Compensation Committee to discuss, evaluate and review at least every six months the terms of each employee compensation plan and identify and eliminate the features in these plans that could encourage the manipulation of reported earnings of the Company to enhance the compensation of any employee. The Compensation Committee performed its review of the Company’s employee compensation plans for purposes of this and other TARP requirements on August 18, 2010 and again more recently on February 25, 2011. ]
          Luxury Policy. Under ARRA and the Interim Final Rules, the Company’s Board of Directors was required to adopt a Company-wide policy on excessive or luxury expenditures, including entertainment, office renovations, transportation services and other unreasonable expenditures by September 14, 2009. The Board of Directors adopted the necessary Luxury Expenditures Policy on September 9, 2009, and it is available on the Company’s website, www.westernalliancebancorp.com.
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
The Dodd-Frank Wall Street Reform and Consumer Protection Act
As a result of the financial crisis, the U.S. Congress passed, and on July 21, 2010 President Obama signed into law, the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act. The Dodd-Frank Act has had, and will continue to have, a broad impact on the financial services industry. Many of the provisions of the Dodd-Frank Act codify or direct the appropriate Federal regulatory agency, including the SEC, Federal Reserve or FDIC, to promulgate regulations to implement, the requirements discussed above for TARP participants. The Federal regulatory agencies have issued a number of requests for public comment, proposed rules and final regulations to implement the requirements of the Dodd-Frank Act. The following items provide a brief description of the impact of the Dodd-Frank Act on the operations and activities, both currently and prospectively, of the Company and its subsidiaries.
Deposit Insurance. The Dodd-Frank Act and implementing final rules from the FDIC make permanent the $250,000 deposit insurance limit for insured deposits. The assessment base against which an insured depository institution’s deposit insurance premiums paid to the FDIC’s Deposit Insurance Fund (or the DIF) has been revised to use the institution’s average consolidated total assets less its average equity rather than its deposit base. These provisions could increase the FDIC deposit insurance premiums paid by our insured depository institution subsidiaries. The Dodd-Frank Act also amended the Federal Deposit Insurance Act to provide full deposit insurance coverage for noninterest-bearing transaction accounts beginning on December 31, 2010. As a result, the FDIC discontinued its Transaction Account Guarantee Program, created under the Temporary Liquidity Guarantee Program. Unlike the FDIC’s programs, no opt outs from participation in the Dodd-Frank Act’s insurance protection were allowed and institutions were not required to pay a separate assessment for participation.
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
Trust Preferred Securities. Under the increased capital standards established by the Dodd-Frank Act, bank holding companies are prohibited from including in their regulatory Tier 1 capital hybrid debt and equity securities issued on or after May 19, 2010. Among the hybrid debt and equity securities included in this prohibition are trust preferred securities, which the Company has used in the past as a tool for raising additional Tier 1 capital and otherwise improving its regulatory capital ratios. Although the Company may continue to include our existing trust preferred securities as Tier 1 capital, the prohibition on the use of these securities as Tier 1 capital going forward may limit the Company’s ability to raise capital in the future.
The Consumer Financial Protection Bureau. The Dodd-Frank Act creates a new, independent Consumer Financial Protection Bureau (or the Bureau) within the Federal Reserve that is tasked with establishing and implementing rules and regulations under certain federal consumer protection laws. These consumer protection laws govern the manner in which we offer many of our financial products and services. Regulatory and rulemaking authority over these laws is expected to be transferred to the Bureau in July 2011.
State Enforcement of Consumer Financial Protection Laws. The Dodd-Frank Act permits states to adopt consumer protection laws and regulations that are stricter than those regulations promulgated by the Bureau. State attorneys general are permitted to enforce consumer protection rules adopted by the Bureau against certain state-chartered institutions. Although our subsidiaries do not currently offer many of these consumer products or services, compliance with any such new regulations would increase our cost of operations and, as a result, could limit our ability to expand into these products and services.
Transactions with Affiliates and Insiders. The Dodd-Frank Act enhances the requirements for certain transactions with affiliates under Section 23A and 23B of the Federal Reserve Act, including an expansion of the definition of “covered transactions” and an increase in the amount of time for which collateral requirements regarding covered transactions must be maintained. Additionally, limitations on transactions with insiders are expanded through the (i) strengthening on loan restrictions to insiders; and (ii) expansion of the types of transactions subject to the various limits, including derivative transactions, repurchase agreements, reverse repurchase agreements and securities lending or borrowing transactions. Restrictions are also placed on certain asset sales to and from an insider to an institution, including requirements that such sales be on market terms and, in certain circumstances, approved by the institution’s board of directors.
Corporate Governance. The Dodd-Frank Act addresses many corporate governance and executive compensation matters that will affect most U.S. publicly traded companies, including us. The Dodd-Frank Act (1) grants shareholders of U.S. publicly traded companies an advisory vote on executive compensation; (2) enhances independence requirements for compensation committee members; (3) requires companies listed on national securities exchanges to adopt incentive-based compensation claw-back policies for executive officers; and (4) provides the SEC with authority to adopt proxy access rules that would allow shareholders of publicly traded-companies to nominate candidates for election as a director and have those nominees included in a company’s proxy materials. The SEC recently adopted final rules implementing rules for the shareholder advisory vote on executive compensation and golden parachute payments.
Additional regulations called for in the Dodd-Frank Act, including regulations dealing with the risk retention requirements for, and disclosures required from, residential mortgage originators will be implemented over time. Although the Dodd-Frank Act contains some specific timelines for the Federal regulatory agencies to follow, it remains unclear whether the agencies will be able to meet these deadlines and when rules will be proposed and finalized. We continue to monitor the rulemaking process and, while our current assessment is that the Dodd-Frank Act and the implementing regulations will not have a material effect on the Company, given the uncertainty associated with the manner in which the provisions of the Dodd-Frank Act will be implemented, the full extent of the impact such requirements will have on our operations is unclear. The changes resulting from the Dodd-Frank Act may impact the profitability of our business activities, require changes to certain of our business practices, impose upon us more stringent capital, liquidity and leverage requirements or otherwise adversely affect our business. These changes may also require us to invest significant management attention and resources to evaluate and make any changes necessary to comply with new statutory and regulatory requirements. Failure to comply with the new requirements would negatively impact our results of operations and financial condition. While we cannot predict what effect any presently contemplated or future changes in the laws or regulations or their interpretations would have on us, these changes could be materially adverse to our investors.
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
Among its powers, the Federal Reserve may require a bank holding company to terminate an activity or terminate control of, divest or liquidate subsidiaries or affiliates that the Federal Reserve determines constitute a significant risk to the financial safety or soundness of the bank holding company or any of its bank subsidiaries. Subject to certain exceptions, bank holding companies also are required to give written notice to and receive approval from the Federal Reserve before purchasing or redeeming their common stock or other equity securities. The Federal Reserve also may regulate provisions of a bank holding company’s debt, including by imposing interest rate ceilings and reserve requirements. In addition, the Federal Reserve requires all bank holding companies to maintain capital at or above certain prescribed levels. Additionally, as a result of the Dodd-Frank Act, the Company’s cannot engage in proprietary trading or establish or invest in private equity or hedge funds, subject to a few narrow exemptions.
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
Holding Company Non-bank Ownership. With certain exceptions, the BHC Act prohibits a bank holding company from acquiring or retaining, directly or indirectly, ownership or control of more than 5% of the outstanding voting shares of any company that is not a bank or bank holding company, or from engaging, directly or indirectly, in activities other than those of banking, managing or controlling banks, or providing services for its subsidiaries. The principal exceptions to these prohibitions involve certain non-bank activities that have been identified, by statute or by Federal Reserve regulation or order as activities so closely related to the business of banking or of managing or controlling banks as to be a proper incident thereto. Business activities that have been determined to be so related to banking include securities brokerage services, investment advisory services, fiduciary services and certain management advisory and data processing services, among others. A bank holding company that qualifies as a “financial holding company” also may engage in a broader range of activities that are financial in nature (and complementary to such activities). Additional limitations on expansion were implemented by the Dodd-Frank Act’s amendments to the BHC Act, which prohibit mergers or acquisitions if the resulting institution would own or control more than 10% of the aggregate consolidated liabilities of all U. S. financial companies.
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
Change in Control. In the event that the BHC Act is not applicable to a person or entity, the Change in Bank Control Act of 1978 (“CIBC Act”) requires, that such person or entity give notice to the Federal Reserve and the Federal Reserve not disapprove such notice before such person or entity may acquire “control” of a bank or bank holding company. A limited number of exemptions apply to such transactions. Subject to more recent guidance issued by the Federal Reserve, control is conclusively presumed to exist if a person or entity acquires 25% or more of the outstanding shares of any class of voting stock of the bank holding company or insured depository institution. Control is rebuttably presumed to exist if a person or entity acquires 10% or more but less than 25% of such voting stock and either the issuer has a class of registered securities under Section 12 of the Exchange Act, or no other person or entity will own, control or hold the power to vote a greater percentage of such voting stock immediately after the transaction. In recent guidance, the Federal Reserve has stated that generally it will be able to conclude that an investor does not have “control” of a bank or bank holding company if it does not own in excess of 15% of the voting power and 33% of the total equity of the relevant bank or bank holding company. Under prior Federal Reserve guidance, a board seat was generally not permitted for non- controlling investment of 10% or greater of the equity or voting power. Under recent guidance, however, the Federal Reserve may permit a non-controlling investor to have up to two board seats if the investor’s aggregate board representation is proportionate to its total interest in the bank or bank holding company but does not exceed 25% of the voting members of the board and another shareholder of the bank or bank holding company controls the bank or bank holding company under the BHC Act. The Federal Reserve has also set forth the terms of nonvoting equity securities it will deem to be voting securities and gives examples of other indicia of control beyond just equity ownership limits.
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
Bank Regulation
General. On December 31, 2010, the Company merged its former Alta Alliance Bank subsidiary into its Torrey Pines Bank subsidiary, and its former First Independent Bank of Nevada subsidiary into its Alliance Bank of Arizona subsidiary. As part of the latter merger, Alliance Bank of Arizona was renamed Western Alliance Bank doing business as Alliance Bank of Arizona (in Arizona) and First Independent Bank (in Nevada). Following this charter consolidation, Western Alliance controls three subsidiary banks: Bank of Nevada located in Las Vegas, Nevada, Western Alliance Bank located in Phoenix, Arizona, and Torrey Pines Bank located in San Diego, California. All three banks are state-chartered, nonmember banks and are subject to regulation, supervision and examination by the FDIC, which is their primary federal banking agency. In addition, Bank of Nevada is chartered in Nevada and subject to supervision by the Nevada FID, Western Alliance Bank is chartered in Arizona and is subject to supervision by the Arizona Department of Financial Institutions (“Arizona DFI”), and Torrey Pines Bank is chartered in California and is subject to supervision by the California DFI.
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
Deposit Insurance Assessments. Deposits in the banks are insured by the FDIC to applicable limits through the Deposit Insurance Fund (“DIF”). All of Western Alliance’s subsidiary banks are required to pay deposit insurance premiums, which are generally assessed semiannually and paid quarterly. The FDIC utilizes a risk-based assessment system that imposes insurance premiums based upon a risk matrix that takes into account a bank’s capital level and supervisory rating (“CAMELS rating”). The risk matrix utilizes four risk categories which are distinguished by capital levels and supervisory ratings. Banks with higher levels of capital and a low degree of supervisory concern are assessed lower premiums than banks with lower levels of capital or a higher degree of supervisory concern. On February 7, 2011, the FDIC approved a final rule to implement deposit insurance assessment changes called for under the Dodd-Frank Act. The final rate schedule will go into effect on April 1, 2011. The deposit insurance initial base assessment rates currently rage from 12 basis points on deposits (for a financial institution in Risk Category I) to 45 basis points on deposits (for financial institutions in Risk Category IV), but may be higher under certain conditions. After adjustments, the total base assessment rates range from 7 basis points (for Risk Category I financial institutions) to 77.5 basis points (for Risk Category IV financial institutions). In addition, the FDIC collects The Financing Corporation (“FICO”) deposit assessments on assessable deposits. FICO assessments are set quarterly, and in 2009 ranged from 1.14 basis points in the first quarter to 1.02 basis points in the fourth quarter.
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
The Company’s banking subsidiaries, including Bank of Nevada, have been placed under informal supervisory oversight by banking regulators in the form of memoranda of understanding. The oversight requires enhanced supervision by the Board of Directors of each bank, and the adoption or revision of written plans and/or policies addressing such matters as asset quality, credit underwriting and administration, the allowance for loan and lease losses, loan and investment portfolio risks, asset-liability management and loan concentrations, as well as the formulation and adoption of comprehensive strategic plans. The banks also are prohibited from paying dividends or making other distributions to the Company without prior regulatory approval and are required to maintain higher levels of Tier 1 capital than otherwise would be required to be considered well-capitalized under federal capital guidelines. In addition, the banks are required to provide regulators with prior notice of certain management and director changes and, in certain cases, to obtain their non-objection before engaging in a transaction that would materially change its balance sheet composition. The Company believes each bank is in full compliance with the requirements of the applicable memorandum of understanding.
Regulation of Non-banking Subsidiaries
Shine Investment Advisory Services, Inc. Shine, a Colorado corporation, are investment advisers that are registered with the SEC under the Investment Advisers Act of 1940 (“Advisers Act”). Under the Advisers Act, an investment adviser is subject to supervision and inspection by the SEC. A significant element of supervision under the Advisers Act is the requirement to make significant disclosures to the public under Part II of Form ADV of the adviser’s services and fees, the qualifications of its associated persons, financial difficulties and potential conflicts of interests. An investment adviser must keep extensive books and records, including all customer agreements, communications with clients, orders placed and proprietary trading by the adviser or any advisory representative.
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
The Federal Reserve and the FDIC require banking organizations to maintain a minimum amount of Tier 1 capital relative to average total assets, referred to as the leverage ratio. The principal objective of the leverage ratio is to constrain the maximum degree to which a bank holding company may leverage its equity capital base. For a banking organization rated in the highest of the five categories used by regulators to rate banking organizations, the minimum leverage ratio of Tier 1 capital to total assets is 3.0%. However, an institution with a 3.0% leverage ratio would be unlikely to receive the highest rating since a strong capital position is a significant part of the regulators’ rating criteria. All banking organizations not rated in the highest category must maintain an additional capital cushion of 100 to 200 basis points. The Federal Reserve and the FDIC have the discretion to set higher minimum capital requirements for specific institutions. Furthermore, the Federal Reserve has previously indicated that it may consider a “tangible Tier 1 capital leverage ratio” (thereby deducting all intangibles from Tier 1 capital) and other indicators of capital strength in evaluating proposals for expansion or new activities. The Company’s tier one leverage ratio at December 31, 2010 was 9.5%. A bank that does not achieve and maintain the required capital levels may be issued a capital directive by the Federal Reserve or the FDIC, as appropriate, to ensure the maintenance of required capital levels.
The federal regulatory authorities’ risk-based capital guidelines are based upon the 1988 capital accord (“Basel I”) of the Basel Committee on Banking Supervision (the “Basel Committee”). The Basel Committee is a committee of central banks and bank supervisors/regulators from the major industrialized countries that develops broad policy guidelines for use by each country’s supervisors in determining the supervisory policies they apply. In 2004, the Basel Committee published a new capital accord (“Basel II”) to replace Basel I. Basel II provides two approaches for setting capital standards for credit risk — an internal ratings-based approach tailored to individual institutions’ circumstances and a standardized approach that bases risk weightings on external credit assessments to a much greater extent than permitted in existing risk-based capital guidelines. Basel II also would set capital requirements for operational risk and refine the existing capital requirements for market risk exposures. In July 2010, the Basel Committee adopted the key design elements for Basel III and, in September 2010, adopted the transition measures. The requirements of the Dodd-Frank Act have largely surpassed the regulatory requirements called for by Basel III. Regulators have begun the process of adopting standards required under the Dodd-Frank Act to remove reliance on credit rating agencies. This reliance is important in Basel III, and regulators are considering the impact of this requirement in international standards.
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
As a Nevada corporation, Western Alliance also is subject to limitations under Nevada law on the payment of dividends. Under Nevada corporate law, section 78.288 of the Nevada Revised Statutes provides that no cash dividend or other distribution to shareholders, other than a stock dividend, may be made if, after giving effect to the dividend, the corporation would not be able to pay its debts as they become due or, unless specifically allowed by the articles of incorporation, the corporation’s total assets would be less than the sum of its total liabilities and the claims of preferred stockholders upon dissolution of the corporation.
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
Since Western Alliance has no significant assets other than the voting stock of its subsidiaries, it currently depends on dividends from its bank subsidiaries and, to a lesser extent, its non-bank subsidiaries, for a substantial portion of its revenue and as the primary sources of its cash flow. The ability of a state non-member bank to pay cash dividends is not restricted by federal law or regulations. For example, under the Federal Deposit Insurance Corporation Act (“FDIA”), an insured institution may not pay a dividend if payment would cause it to become undercapitalized or if it is already undercapitalized. Furthermore, the FDIC has issued a policy statement indicating that banks should generally pay dividends only out of current operating earnings. In addition, the memoranda of understanding to which our bank subsidiaries currently are subject prohibit the payment of dividends or other distributions to the Company without prior regulatory approval.
State laws also impose restrictions on the ability of each of Western Alliance’s subsidiary banks to pay dividends:
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
Increasing Competition in Financial Services
The Dodd-Frank Act has established new standards for branching by out-of-state banks. Under the new standard, a bank may establish a de novo branch in any location in any state where a bank chartered in that state would be permitted to locate a branch.
Selected Regulation of Banking Activities
Transactions with Affiliates. Banks are subject to restrictions imposed by Sections 23A and 23B of Federal Reserve Act and regulations adopted by the Federal Reserve thereunder with regard to extensions of credit to affiliates, investments in securities issued by affiliates and the use of affiliates’ securities as collateral for loans to any borrower. Specifically, the Company’s subsidiary banks may only engage in lending and other “covered transactions” with non-bank and non-savings bank affiliates to the following extent: (a) in the case of any single such affiliate, the aggregate amount of covered transactions of the applicable subsidiary bank and its subsidiaries may not exceed 10% of the capital stock and surplus of the applicable subsidiary bank; and (b) in the case of all affiliates, the aggregate amount of covered transactions of the applicable subsidiary bank and its subsidiaries may not exceed 20% of the capital stock and surplus of the applicable subsidiary bank. Covered transactions are also subject to certain collateralization requirements. “Covered transactions” are defined by statute to include a loan or extension of credit, as well as a purchase of securities issued by an affiliate, a purchase of assets (unless otherwise exempted by the Federal Reserve) from the affiliate, the acceptance of securities issued by the affiliate as collateral for a loan, and the issuance of a guarantee, acceptance or letter of credit on behalf of an affiliate. The Dodd-Frank Act has expanded the definition of covered transactions and increased the timing and other aspects of the collateral requirements associated with covered transactions. All covered transactions, including certain additional transactions (such as transactions with a third party in which an affiliate has a financial interest), must be conducted on prevailing market terms and on terms substantially the same, or at least as favorable, to the bank as those prevailing at that time for comparable transactions with or involving other non-affiliated persons. These laws and regulations may limit the ability of Western Alliance to obtain funds from its subsidiary banks for its cash needs, including funds for payment of dividends, interest and operational expenses.
Insider Credit Transactions. Banks also are subject to certain restrictions regarding extensions of credit to executive officers, directors or principal shareholders of a bank and its affiliates or to any related interests of such persons (i.e., insiders). All extensions of credit to insiders must be made on substantially the same terms and pursuant to the same credit underwriting procedures as are applicable to comparable transactions with persons who are neither insiders nor employees, and must not involve more than the normal risk of repayment or present other unfavorable features. Insider loans also are subject to certain lending limits, restrictions on overdrafts to insiders and requirements for prior approval by the bank’s board of directors. In addition to enhancing restrictions on insider transactions, the Dodd-Frank Act increases the types of transactions with insiders subject to restrictions, including certain asset sales with insiders.
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
Banking Agency Loan Guidance. In December 2006, the Federal Reserve, FDIC and other federal banking agencies issues final guidance on sound risk management practices for concentrations in commercial real estate (“CRE”) lending. The CRE guidance provided supervisory criteria, including numerical indicators to direct examiners in identifying institutions with potentially significant CRE loan concentrations that may warrant greater supervisory scrutiny. The CRE criteria do not constitute limits on CRE lending, but the CRE guidance does provide certain additional expectations, such as enhanced risk management practices and levels of capital, for banks with concentrations in CRE lending. The FDIC issued additional guidance in March 2008 reinforcing the 2006 guidance and addressing steps institutions with potentially significant CRE concentrations should take to reduce or mitigate the risk of the concentration.
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
Consumer Protection Laws and Regulations
The banking regulatory authorities have increased their attention in recent years to compliance with the consumer protection laws and their implementing regulations. Examination and enforcement have become more intense in nature, and insured institutions have been advised to monitor carefully compliance with such laws and regulations. The bank is subject to many federal consumer protection statutes and regulations, some of which are discussed below. The Dodd-Frank Act created the Consumer Financial Protection Bureau (“Bureau”), which will obtain rulemaking and oversight authority of the federal consumer financial protection laws. The Bureau is expected to have regulatory authority transferred to it in July 2011.
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
Privacy
Under the Graham Leach Bliley Act (“GLBA”), all financial institutions, including Western Alliance, its bank subsidiaries and certain of their non-banking affiliates and subsidiaries are required to establish policies and procedures to restrict the sharing of non-public customer data with non-affiliated parties at the customer’s request and to protect customer data from unauthorized access. In addition, the Fair Credit Reporting Act of 1971 (“FCRA”) includes many provisions concerning national credit reporting standards and permits consumers, including customers of Western Alliance’s subsidiary banks, to opt out of information-sharing for marketing purposes among affiliated companies. The Fair and Accurate Credit Transactions Act of 2004 amended certain provisions of the FRCA and requires banks and other financial institutions to notify their customers if they report negative information about them to a credit bureau or if they are granted credit on terms less favorable than those generally available. The Federal Reserve and the Federal Trade Commission have extensive rulemaking authority under the FCRA, and Western Alliance and its subsidiary banks are subject to these provisions. Western Alliance has developed policies and procedures for itself and its subsidiaries to maintain compliance and believes it is in compliance with all privacy, information sharing and notification provisions of the GLBA Act and the FCRA.
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
Regulatory Reform
As noted throughout, the requirements of the Dodd-Frank Act call for a number of rulemakings, studies and regulatory guidance from federal regulators. Additionally, some rulemaking, regulatory and oversight functions currently exercised by the Federal banking agencies, such as the Federal Reserve and the FDIC, will be transferred to the Bureau, which will be tasked with rulemaking and, in some cases, oversight and examination for consumer financial protection laws. The Company and its subsidiary banks continue to monitor this ongoing regulatory process to determine the level of impact that it will have on its operations and activities.
Although the Dodd-Frank Act contains some specific timelines for the Federal regulatory agencies to follow, it remains unclear whether the agencies will be able to meet these deadlines and when rules will be proposed and finalized. While our current assessment is that the Dodd-Frank Act and the implementing regulations will not have a material effect on the Company, given the uncertainty associated with the manner in which the provisions of the Dodd-Frank Act will be implemented, the full extent of the impact such requirements will have on our operations is unclear. The changes resulting from the Dodd-Frank Act may impact the profitability of our business activities, require changes to certain of our business practices, impose upon us more stringent capital, liquidity and leverage requirements or otherwise adversely affect our business. These changes may also require us to invest significant management attention and resources to evaluate and make any changes necessary to comply with new statutory and regulatory requirements. Failure to comply with the new requirements would negatively impact our results of operations and financial condition. While we cannot predict what effect any presently contemplated or future changes in the laws or regulations or their interpretations would have on us, these changes could be materially adverse to our investors.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
For a discussion of quantitative and qualitative disclosures about market risk, please see Item 7 “Management’s Discussion and Analysis of Financial Condition and results of Operations – Quantitative and Qualitative Disclosure about Market Risk” on page 51.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Our consolidated financial statements and supplementary data included in this annual report begin at page 70 immediately following the index to consolidated financial statements page to this annual report.

McGladrey & Pullen, LLP
Certified Public Accountants
Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders
Western Alliance Bancorporation
We have audited the accompanying consolidated balance sheets of Western Alliance Bancorporation and Subsidiaries (collectively referred to herein as the Company) as of December 31, 2010 and 2009, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 4, 2011 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
                                                   /s/ McGLADREY & PULLEN, LLP
Las Vegas, Nevada
March 4, 2011

WESTERN ALLIANCE BANCORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2010	2009
	(in thousands, except per share
	amounts)
Assets:
Cash and due from banks	$87,984	$116,841
Federal funds sold and other	918	3,473
Interest-bearing demand deposits in other financial institutions	127,844	276,516

Cash and cash equivalents	216,746	396,830
Money market investments	37,733	54,029
Investment securities - measured, at fair value	14,301	58,670
Investment securities - available-for-sale, at fair value; amortized cost of $1,187,608 at December 31, 2010 and $740,783 at December 31, 2009	1,172,913	744,598
Investment securities - held-to-maturity, at amortized cost; fair value of $47,996 at December 31, 2010 and $7,482 at December 31, 2009	48,151	7,482
Investments in restricted stock, at cost	36,877	41,378
Loans:
Held for investment, net of deferred fees	4,240,542	4,079,639
Less: allowance for credit losses	(110,699)	(108,623)

Total loans	4,129,843	3,971,016
Premises and equipment, net	114,372	125,883
Goodwill and other intangible assets	39,291	43,121
Other assets acquired through foreclosure, net	107,655	83,347
Bank owned life insurance	129,808	92,510
Deferred tax assets, net	79,860	68,957
Prepaid expenses	24,741	35,323
Other assets	41,501	30,135
Discontinued operations, assets held for sale	91	—

Total assets	$6,193,883	$5,753,279

Liabilities:
Deposits:
Non-interest-bearing demand	$1,443,251	$1,157,013
Interest-bearing	3,895,190	3,565,089

Total deposits	5,338,441	4,722,102
Customer repurchase agreements	109,409	223,269
Other borrowings	72,964	29,352
Junior subordinated debt, at fair value	43,034	42,438
Subordinated debt	—	60,000
Other liabilities	27,861	100,393

Total liabilities	5,591,709	5,177,554

Commitments and contingencies (Note 12)

Stockholders’ equity:
Preferred stock — par value $.0001 and liquidation value per share of $1,000; 20,000,000 authorized; 140,000 issued and outstanding	130,827	127,945
Common stock — par value $.0001; 200,000,000 authorized; 81,668,565 shares issued and outstanding at December 31, 2010 and 72,503,902 at December 31, 2009	8	7
Surplus	739,561	684,092
Retained deficit	(258,800)	(241,724)
Accumulated other comprehensive income (loss)	(9,422)	5,405

Total stockholders’ equity	602,174	575,725

Total liabilities and stockholders’ equity	$6,193,883	$5,753,279

See the accompanying notes.

WESTERN ALLIANCE BANCORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2010	2009	2008
	(in thousands except per share amounts)
Interest income:
Loans, including fees	$255,626	$248,098	$257,528
Investment securities - taxable	22,818	24,318	32,017
Investment securities - non-taxable	122	404	747
Dividends - taxable	617	680	2,828
Dividends - non-taxable	1,359	1,287	2,149
Other	1,271	1,236	322

Total interest income	281,813	276,023	295,591

Interest expense:
Deposits	41,329	61,905	69,136
Customer repurchase agreements	538	3,629	5,999
Other borrowings	3,745	3,234	18,291
Junior subordinated and subordinated debt	3,648	4,966	7,257

Total interest expense	49,260	73,734	100,683

Net interest income	232,553	202,289	194,908
Provision for credit losses	93,211	149,099	68,189

Net interest income after provision for credit losses	139,342	53,190	126,719

Non-interest income:
Securities impairment charges, net	(1,186)	(45,831)	(156,832)
Portion of impairment charges recognized in other comprehensive loss (before taxes)	—	2,047	—

Net securities impairment charges recognized in earnings	(1,186)	(43,784)	(156,832)
Gain on sales of securities, net	19,757	16,100	138
Service charges and fees	8,969	8,172	6,135
Trust and investment advisory fees	4,003	9,287	10,489
Operating lease income	3,793	4,066	3,659
Other fee revenue	3,324	2,754	3,918
Income from bank owned life insurance	3,299	2,193	2,639
Gain on extinguishment of debt	3,000	—	—
Mark to market (losses) gains, net	(369)	3,631	9,033
Derivative (losses) gains, net	(269)	(263)	1,607
Other	2,515	2,279	1,956

Total non-interest income (loss)	46,836	4,435	(117,258)

Non-interest expense:
Salaries and employee benefits	86,586	91,504	84,347
Occupancy expense, net	19,580	20,802	20,727
Net loss on sales/valuations of repossessed assets and bank premises, net	28,826	21,274	679
Goodwill impairment	—	49,671	138,844
Insurance	15,475	12,525	4,089
Loan and repossessed asset expense	8,076	6,363	2,601
Customer service	4,256	4,290	2,620
Legal, professional and director fees	7,591	8,973	5,221
Marketing	4,061	4,915	5,409
Data processing	3,374	4,274	5,755
Intangible amortization	3,604	3,781	3,631
Operating lease depreciation	2,506	3,229	2,886
Merger expenses	1,651	—	—
Other	11,172	11,376	12,158

Total non-interest expense	196,758	242,977	288,967

Loss from continuing operations before provision income taxes	(10,580)	(185,352)	(279,506)
Benefit for income taxes	(6,410)	(38,453)	(49,496)

Loss from continuing operations	(4,170)	(146,899)	(230,010)
Loss from discontinued operations, net of tax benefit	(3,025)	(4,507)	(6,450)

Net loss	(7,195)	(151,406)	(236,460)
Dividends and accretion on preferred stock	9,882	9,742	1,081

Net loss available to common shareholders	$(17,077)	$(161,148)	$(237,541)

WESTERN ALLIANCE BANCORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(continued)

Loss per share - basic and diluted
Continuing operations	$(0.19)	$(2.66)	$(7.08)
Discontinued	(0.04)	(0.08)	(0.20)

	$(0.23)	$(2.74)	$(7.27)
Average number of common shares - basic	75,083	58,836	32,652
Average number of common shares - diluted	75,083	58,836	32,652
Dividends declared per common share	$—	$—	$—
See the accompanying notes.

WESTERN ALLIANCE BANCORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31,
	2010	2009	2008

		(in thousands)

Net loss	$(7,195)	$(151,406)	$(236,460)

Other comprehensive (loss)/ income, net:
Unrealized (loss)/ gain on securities AFS, net	(2,865)	13,422	(99,198)
Impairment loss on securities, net	736	32,858	99,541
Realized loss/ (gain) on sale of securities AFS included in income, net	(12,698)	(7,536)	(90)

Net other comprehensive (loss)/ income	(14,827)	38,744	253

Comprehensive (loss)/ income	$(22,022)	$(112,662)	$(236,207)

Amount of impairment losses reclassified out of accumulated other comprehensive income into earnings for the period was $1.2 million in 2010, $44.1 million in 2009 and $156.7 million in 2008. The income tax benefit related to these losses were $0.5 million, $11.2 million, and $57.2 million in 2010, 2009, and 2008, respectively.
See the accompanying notes.

WESTERN ALLIANCE BANCORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

						Accumulated
	Preferred Stock		Common Stock			Other	Retained	Total
						Comprehensive	Earnings	Shareholders’
	Shares	Amount	Shares	Amount	Surplus	Income (Loss)	(Deficit)	Equity
	(in thousands)
Balance, December 31, 2007:	—	$—	30,157	$3	$377,973	$(28,744)	$152,286	$501,518
Net loss	—	—	—	—	—	—	(236,460)	(236,460)
Adoption of ASC 715	—	—	—	—	—	—	(169)	(169)
Exercise of stock options, net of tax of $115	—	—	183	—	1,404	—	—	1,404
Repuchase shares, net	—	—	(20)	—	(356)	—	—	(356)
Stock issued in private placements (1)	—	—	8,146	1	80,075	—	—	80,076
Stock-based compensation	—	—	135	—	10,059	—	—	10,059
Issuance of preferred stock and common stock warrants	140	124,900	—	—	15,050	—	—	139,950
Accretion on preferred stock discount	—	303	—	—	—	—	(303)	—
Dividends on preferred stock	—	—	—	—	—	—	(778)	(778)
Other comprehensive income, net	—	—	—	—	—	253	—	253

Balance, December 31, 2008	140	125,203	38,601	4	484,205	(28,491)	(85,424)	495,497

Adoption of ASC 320	—	—	—	—	—	(4,848)	4,848	—
Net loss	—	—	—	—	—	—	(151,406)	(151,406)
Issuance of common stock (2)	—	—	33,441	3	191,056	—	—	191,059
Exercise of stock options	—	—	28	—	78	—	—	78
Stock-based compensation	—	—	247	—	3,283	—	—	3,283
Restricted stock grants, net	—	—	187	—	5,470	—	—	5,470
Accretion on preferred stock discount	—	2,742	—	—	—	—	(2,742)	—
Dividends on preferred stock	—	—	—	—	—	—	(7,000)	(7,000)
Other comprehensive income, net	—	—	—	—	—	38,744	—	38,744

Balance, December 31, 2009	140	127,945	72,504	7	684,092	5,405	(241,724)	575,725

Net loss	—	—	—	—	—	—	(7,195)	(7,195)
Exercise of stock options	—	—	30	—	164	—	—	164
Exercise of common stock warrants	—	—	162	—	195	—	—	195
Issuance of common stock, net (3)	—	—	8,050	1	47,573	—	—	47,574
Stock-based compensation	—	—	276	—	3,126	—	—	3,126
Restricted stock grants, net	—	—	647	—	4,411	—	—	4,411
Dividends on preferred stock	—	—	—	—	—	—	(7,000)	(7,000)
Accretion on preferred stock discount	—	2,882	—	—	—	—	(2,882)	—
Other comprehensive loss, net	—	—	—	—	—	(14,827)	—	(14,827)

Balance, December 31, 2010	140	$130,827	81,669	$8	$739,561	$(9,422)	$(258,800)	$602,174

(1) Net of offering costs of $139
(2) Net of offering costs of $9,582
(3) Net of offering costs of $2,738
See the accompanying notes.

WESTERN ALLIANCE BANCORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2010	2009	2008
	(in thousands)

Cash flows from operating activities:
Net Loss	$(7,195)	$(151,406)	$(236,460)
Adjustments to reconcile net loss to cash provided by operating activities:
Provision for credit losses	93,211	149,099	68,189
Depreciation and amortization	14,091	15,489	12,873
Stock-based compensation	7,539	8,753	10,059
Excess tax benefit of stock-based compensation	—	—	(23)
Deferred income taxes and income taxes receivable	(7,592)	(46,300)	(11,000)
Net amortization of discounts and premiums for investment securities	6,309	1,664	(364)
Goodwill impairment	—	49,671	138,844
Securities impairment	1,186	43,784	156,832
(Gains)/Losses on:
Sales of securities, AFS	(19,757)	(16,100)	(138)
Derivatives	269	263	(1,607)
Sale of repossessed assets, net	29,224	21,274	679
Sale of premises and equipment, net	(398)	(112)	(32)
Sale of loans, net	(16)	(328)	(148)
Sale of subsidiary, net	(568)	(54)	—
Extinguishment of debt	(3,000)	—	—
Changes in:
Other assets	(40,994)	(63,571)	(58,379)
Other liabilities	(72,411)	66,555	7,978
Fair value of assets and liabilities measured at fair value	369	(3,631)	(9,033)
Servicing rights, net	35	37	13
Other, net	—	(332)	2,720

Net cash provided by operating activities	300	74,755	81,003

Cash flows from investing activities:
Proceeds from loan sales	—	13,242	—
Proceeds from sale of securities measured at fair value	29,415	22,419	101,232
Principal pay downs and maturities of securities measured at fair value	15,609	39,664	38,734
Purchases of securities measured at fair value	—	—	(24,266)
Proceeds from sale of available-for-sale securities	492,159	88,489	19,177
Principal pay downs and maturities of available-for-sale securities	867,667	117,757	62,341
Purchase of available-for-sale securities	(1,790,489)	(503,285)	(194,501)
Purchases of securities held-to-maturity	(45,000)	—	—
Proceeds from maturities of securities held-to-maturity	3,686	495	2,439
Loan originations and principal collections, net	(339,331)	(112,143)	(505,369)
Investment in money market	16,296	(54,029)	—
Liquidation (purchase) of restricted stock	4,501	(1,174)	(14,004)
Sale and purchase of premises and equipment, net	1,422	4,951	(6,795)
Proceeds from sale of other real estate owned, net	33,777	15,418	—
Other, net	—	(46)	256

Net cash (used) in investing activities	(710,288)	(368,242)	(520,756)

WESTERN ALLIANCE BANCORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(continued)

	Year Ended December 31,
	2010	2009	2008
	(in thousands)
Cash flows from financing activities:
Net increase in deposits	616,339	938,116	105,344
Deposits purchased from the FDIC	—	131,720	—
Net increase/ (decrease) in borrowings	(127,368)	(703,986)	137,660
Proceeds from issuance of common stock options and stock warrants	359	78	1,381
Payments to repurchase common stock	—	—	(356)
Excess tax benefit of stock-based compensation	—	—	23
Proceeds from issuance stock, net	47,574	191,268	220,026
Cash dividends paid on preferred stock	(7,000)	(6,833)	—

Net cash provided by financing activities	529,904	550,363	464,078

Net increase/ (decrease) in cash and cash equivalents	(180,084)	256,876	24,325
Cash and cash equivalents at beginning of year	396,830	139,954	115,629

Cash and cash equivalents at end of year	$216,746	$396,830	$139,954

Supplemental disclosure:
Cash paid during the period for:
Interest	$47,354	$73,851	$101,974
Income taxes	—	(47,249)	7,020
Non-cash investing and financing activity:
Transfers to other assets acquired through foreclosure, net	87,310	68,802	25,485
Change in unrealized holding loss on AFS securities, net of tax	(15,489)	34,558	254
Change in OTTI on HTM securities, net of tax	662	(662)	—
See the accompanying notes.

WESTERN ALLIANCE BANCORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Nature of Operation
Western Alliance Bancorporation (“WAL or “the Company”), incorporated in the state of Nevada, is a bank holding company providing full service banking and related services to locally owned businesses, professional firms, real estate developers and investors, local non-profit organizations, high net worth individuals and other consumers through its three wholly owned subsidiary banks; Bank of Nevada, operating in Nevada, Western Alliance Bank, operating in Arizona and Northern Nevada and Torrey Pines Bank, operating in California. As of December 31, 2010, the Company merged its Alta Alliance Bank subsidiary into its Torrey Pines Bank subsidiary, and its First Independent Bank of Nevada subsidiary into its Alliance Bank of Arizona subsidiary. As part of the latter merger, Alliance Bank of Arizona was renamed Western Alliance Bank doing business as Alliance Bank of Arizona (in Arizona) and First Independent Bank (in Nevada). In addition, its non-bank subsidiaries, Shine Investment Advisory Services, Inc. and Western Alliance Equipment Finance, offer an array of financial products and services aimed at satisfying the needs of small to mid-sized businesses and their proprietors, including financial planning, custody and investments, and equipment leasing nationwide. These entities are collectively referred to herein as the Company. The Company divested its wholly owned subsidiary Premier Trust, Inc as of September 1, 2010.
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
Principles of consolidation
WAL has 10 wholly-owned subsidiaries; Bank of Nevada (“BON”), Western Alliance Bank (“WAB”), Torrey Pines Bank (“TPB”), which are all banking subsidiaries; Western Alliance Equipment Finance, Inc. (“WAEF”), which provides equipment leasing; and six unconsolidated subsidiaries used as business trusts in connection with issuance of trust-preferred securities. In addition, WAL maintains an 80 percent interest in Shine Investment Advisory Services Inc. (“Shine”), a registered investment advisor. WAL divested formerly wholly-owned subsidiary Premier Trust, Inc. as of September 1, 2010.
BON has a wholly-owned Real Estate Investment Trust (“REIT”) that is used to hold certain commercial real estate loans, residential real estate loans and other loans in a real estate investment trust. The Company does not have any other entities that should be considered for consolidation. All significant intercompany balances and transactions have been eliminated in consolidation.

Reclassifications
Certain amounts in the consolidated financial statements as of and for the years ended December 31, 2009 and 2008 have been reclassified to conform to the current presentation. The reclassifications have no effect on net income or stockholders’ equity as previously reported.
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
Cash reserve requirements
Depository institutions are required by law to maintain reserves against their transaction deposits. The reserves must be held in cash or with the Federal Reserve Bank (“FRB”). The amount of the reserve varies by bank as the banks are permitted to meet this requirement by maintaining the specified amount as an average balance over a two-week period. The total of reserve balances was approximately $18.4 million and $14.0 million as of December 31, 2010 and 2009, respectively.
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
Loans, interest and fees from loans
The Company generally holds loans for investment and has the intent and ability to hold loans until their maturity. Therefore, they are reported at book value. Net loans are stated at the amount of unpaid principal, reduced by unearned loan fees and allowance for credit losses.
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
Nonaccrual loans: For all loan types except credit cards, when a borrower discontinues making payments as contractually required by the note, the Company must determine whether it is appropriate to continue to accrue interest. Generally, the Company places loans in a nonaccrual status and ceases recognizing interest income when the loan has become delinquent by more than 90 days or when Management determines that the full repayment of principal and collection of interest is unlikely. The Company may decide to continue to accrue interest on certain loans more than 90 days delinquent if they are well secured by collateral and in the process of collection. Credit card loans and other personal loans are typically charged off no later than 180 days delinquent.
For all loan types, when a loan is placed on nonaccrual status, all interest accrued but uncollected is reversed against interest income in the period in which the status is changed. Subsequent payments received from the customer are applied to principal and no further interest income is recognized until the principal has been paid in full or until circumstances have changed such that payments are again consistently received as contractually required. The Company occasionally recognizes income on a cash basis for non-accrual loans in which the collection of the remaining principal balance is not in doubt.
Impaired loans: A loan is identified as impaired when it is probable that interest and principal will not be collected according to the contractual terms of the original loan agreement. Generally these loans have balances greater than $250,000 and are rated substandard or worse. An exception to this would be any known impaired loans regardless of balance. Most impaired loans are classified as nonaccrual. However, there are some loans that are termed impaired due to doubt regarding collectability according to contractual terms, but are both fully secured by collateral and are current in their interest and principal payments. These impaired loans are not classified as nonaccrual. Impaired loans are measured for reserve requirements in accordance with ASC Topic 310, Receivables, based on the present value of expected future cash flows discounted at the loan’s effective interest rate or, as a practical expedient, at the loan’s observable market price or the fair value of the collateral if the loan is collateral dependent. The amount of an impairment reserve, if any and any subsequent changes are charged against the allowance for loan losses.
Troubled Debt Restructured Loans: A troubled debt restructured loan is a loan on which the Bank, for reasons related to a borrower’s financial difficulties, grants a concession to the borrower that the Bank would not otherwise consider. The loan terms which have been modified or restructured due to a borrower’s financial situation include, but are not limited to, a reduction in the stated interest rate, an extension of the maturity at an interest rate below current market, a reduction in the face amount of the debt, a reduction in the accrued interest, or re-aging, extensions, deferrals, renewals and rewrites. A troubled debt restructured loan is also considered impaired. A loan that is modified at an effective market rate of interest may no longer be classified as troubled debt restructuring in the calendar year subsequent to the restructuring if it is in compliance with the modified terms and the expectation exists for continued performance going forward.
Allowance for credit losses
Credit risk is inherent in the business of extending loans and leases to borrowers. Like other financial institutions, the Company must maintain an adequate allowance for credit losses. The allowance for credit losses is established through a provision for credit losses charged to expense. Loans are charged against the allowance for credit losses when Management believes that the contractual principal or interest will not be collected. Subsequent recoveries, if any, are credited to the allowance. The allowance is an amount believed adequate to absorb probable losses on existing loans that may become uncollectable, based on evaluation of the collectability of loans and prior credit loss experience, together with other factors. The Company formally re-evaluates and establishes the appropriate level of the allowance for credit losses on a quarterly basis.
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
The allowance consists of specific and general components. The specific allowance relates to impaired loans. In general, impaired loans include those where interest recognition has been suspended, loans that are more than 90 days delinquent but because of adequate collateral coverage income continues to be recognized, and other criticized and classified loans not paying substantially according to the original contract terms. For such loans, an allowance is established when the discounted cash flows, collateral value or observable market price of the impaired loan are lower than the carrying value of that loan, pursuant to FASB ASC 310 Receivables (“ASC 310”). Loans not collateral dependent are evaluated based on the expected future cash flows discounted at the original contractual interest rate. The amount to which the present value falls short of the current loan obligation will be set up as a reserve for that account or charged-off.
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
Other intangible assets
The Company’s intangible assets consist of core deposit intangible assets, investment advisory and credit card intangibles, and are amortized over periods ranging from 6 to 12 years. The Company evaluates the remaining useful lives of its core deposit intangible assets each reporting period, as required by FASB ASC 350, Intangibles — Goodwill and Other, to determine whether events and circumstances warrant a revision to the remaining period of amortization. If the estimate of an intangible asset’s remaining useful life has changed, the remaining carrying amount of the intangible asset is amortized prospectively over that revised remaining useful life. As a result of current economic conditions, the Company revised its estimates of the useful lives of its core deposit intangibles during the year ended December 31, 2008. The Company made no further changes to these revised lives in 2010 or 2009.
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
Although realization is not assured, The Company believes that the realization of the recognized net deferred tax asset of $79.9 million at December 31, 2010 is more likely than not based on expectations as to future taxable income and based on available tax planning strategies as defined in ASC 740 that could be implemented if necessary to prevent a carryforward from expiring.
The most significant source of these timing differences are the credit loss reserve build and net operating loss carryforwards which account for substantially all of the net deferred tax asset. In general, the Company will need to generate approximately $222 million of taxable income during the respective carryforward periods to fully realize its deferred tax assets.
As a result of the recent losses, the Company is in a three-year cumulative pretax loss position at December 31, 2010. A cumulative loss position is considered significant negative evidence in assessing the realizability of a deferred tax asset. The Company has concluded that there is sufficient positive evidence to overcome this negative evidence. This positive evidence includes Company forecasts, exclusive of tax planning strategies, that show realization of deferred tax assets by the end of 2013 based on current projections. In addition, the Company has evaluated tax planning strategies, including potential sales of businesses and assets in which it could realize the excess of appreciated value over the tax basis of its assets. The amount of deferred tax assets considered realizable, however, could be significantly reduced in the near term if estimates of future taxable income during the carryforward period are significantly lower than forecasted due to deterioration in market conditions.
Based on the above discussion, the net operating loss carryforward of 20 years provides sufficient time to utilize deferred federal and state tax assets pertaining to the existing net operating loss carryforwards and any NOL that would be created by the reversal of the future net deductions that have not yet been taken on a tax return.
Bank owned life insurance
Bank owned life insurance is stated at its cash surrender value with changes recorded in other non-interest income in the consolidated statements of operations. The face amount of the underlying policies including death benefits was $324.0 million and $218.3 million as of December 31, 2010 and 2009, respectively. There are no loans offset against cash surrender values, and there are no restrictions as to the use of proceeds.
Customer repurchase agreements
The Company occasionally enters into repurchase agreements with customers whereby it pledges securities against overnight investments made from the customer’s excess collected funds. The Company records these at the amount of cash received in connection with the transaction.
Stock compensation plans
The Company has the 2005 Stock Incentive Plan (the “Incentive Plan”), as amended, which is described more fully in Note 13, “Stockholder’s Equity.” Compensation expense for stock options and non-vested restricted stock awards is based on the fair value of the award on the measurement date, which, for the Company, is the date of the grant and is recognized ratably over the service period of the award. Prior to the Company’s initial public offering (“IPO”) the Company used the minimum value method to calculate the fair value of stock options. Subsequent to the Company’s IPO, the Company utilizes the Black-Scholes option-pricing model to calculate the fair value of stock options. The fair value of non-vested restricted stock awards is the market price of the Company’s stock on the date of grant. Prior to the Company’s initial public offering (“IPO”), the Company used the minimum value method to calculate the fair value of stock options. Subsequent to the IPO, the Company utilizes the Black-Scholes model to calculate the fair value of options.

During the years ended December 31, 2010, 2009 and 2008, the Company granted stock options to the directors of its subsidiaries. Directors of subsidiaries do not meet the definition of an employee under FASB ASC 718, Compensation. Accordingly, the Company applies FASB ASC 505, Equity to determine the measurement date for options granted to these directors. Therefore, the expense related to these options is re-measured each reporting date until the options are vested.
The following table illustrates the effect on net income and earnings per share had compensation cost for all of the stock-based compensation plans been determined based on the grant date fair values of awards:

	December 31,
	2010	2009	2008
	(in thousands, except per share amounts)
Net (loss) income:
Net (loss) income available to common stockholders	$(17,077)	$(161,148)	$(237,541)
Deduct stock-based employee compensation expense determined under the minimum value method for all awards issued prior to the IPO	(34)	(423)	(534)
Related tax benefit for nonqualified stock options	4	51	64

Pro forma	$(17,107)	$(161,520)	$(238,011)

Earnings (loss) per share:
Basic - as reported	$(0.23)	$(2.74)	$(7.27)
Basic - pro forma	(0.23)	(2.75)	(7.29)
Diluted - as reported	(0.23)	(2.74)	(7.27)
Diluted - pro forma	(0.23)	(2.75)	(7.29)
See Note 13, “Stockholder’s Equity” for further discussion of stock options, stock warrants and restricted stock awards.
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
The Company successfully completed a Qualified Equity Offering in May 2009. As a result, the number of the shares of common stock underlying the portion of the warrant then held by Treasury was reduced by one-half of the shares of common stock originally covered by the warrant. Pursuant to the purchase agreement, Treasury has agreed not to exercise voting power with respect to any shares of common stock issued upon exercise of the warrant. Based on a Black Scholes options pricing model, the common stock warrants have been assigned a fair value of $15.1 million in the aggregate, as of November 21, 2008. As a result, $15.1 million has been recorded as the discount on the preferred stock obtained above and will be accreted as a reduction in net income available for common stockholders over the next five years at approximately $2.7 million to $3.3 million per year. As of December 31, 2010, $5.9 million of the discount on preferred stock had been accreted resulting in an unaccreted discount on preferred stock on this date of $9.2 million.
No other shares of preferred stock are issued and outstanding. The Board of Directors has the authority, without further action by the stockholders, to issue preferred stock in one or more series and to fix the number of shares, designations, preferences, powers, and relative, participating, optional or other special rights. The issuance of additional preferred stock could decrease the amount of earnings and assets available for distribution to holders of common stock or adversely affect the rights and powers, including voting rights, of the holders of common stock, and may have the effect of delaying, deferring or preventing a change in control of the Company.
As discussed elsewhere in this Annual Report on Form 10-K, companies that participated in the Capital Purchase Program are subject to a number of restrictions regarding, among other things, executive compensation. See “Item 1 – “Supervision and Regulation – Recent Regulatory Initiatives” beginning on page 54 for further information. In addition, provisions exist for limitations on the issuance of additional debt, including trust preferred securities and provisions that allow the Treasury to unilaterally amend the terms of the agreement.
Trust Assets and Investment Advisory Services
The Company had a trust subsidiary, Premier Trust, until September 1, 2010. In addition, the Company held interests in two registered investment advisors that have fiduciary responsibility for the assets they manage on behalf of customers. The Company divested 75% of its interest in Miller/Russell & Associates on December 31, 2009. These assets are not owned by the Company and are not reflected in the accompanying Consolidated Balance Sheets. Trust income was recorded on a cash basis and investment advisory service income is recorded on an accrual basis. At December 31, 2009, Premier Trust had $293.9 million in assets under management and $518.5 million in total trust assets. At December 31, 2009, Miller/ Russell & Associates had $1.08 billion in assets under management. At December 31, 2010 and 2009, Shine had $357.4 million and $346.1 million, respectively, in assets under management.
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

The availability of observable inputs varies based on the nature of the specific financial instrument. To the extent that valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment. Accordingly, the degree of judgment exercised by the Company in determining fair value is greatest for instruments categorized in Level 3. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, for disclosure purposes, the level in the fair value hierarchy within which the fair value measurement in its entirety falls is determined based on the lowest level input that is significant to the fair value measurement in its entirety.
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
Management uses its best judgment in estimating the fair value of the Company’s financial instruments; however, there are inherent weaknesses in any estimation technique. Therefore, for substantially all financial instruments, the fair value estimates presented herein are not necessarily indicative of the amounts the Company could have realized in a sales transaction at December 31, 2010 or 2009. The estimated fair value amounts for 2010 and 2009 have been measured as of their year-end, and have not been reevaluated or updated for purposes of these consolidated financial statements subsequent to those dates. As such, the estimated fair values of these financial instruments subsequent to the reporting date may be different than the amounts reported at year-end.
The information in Note 17, “Fair Value of Financial Instruments,” should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only required for a limited portion of the Company’s assets and liabilities.
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
Securities
The fair values of U.S. Treasuries, corporate bonds, and exchange-listed preferred stock are based on quoted market prices and are categorized as Level 1 of the fair value hierarchy.
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
Restricted stock
The Company’s subsidiary banks are members of the Federal Home Loan Bank (“FHLB”) system and maintain an investment in capital stock of the FHLB. The Company’s subsidiary banks also maintain an investment in their primary correspondent bank. These investments are carried at cost since no ready market exists for them, and they have no quoted market value. The Company conducts a periodic review and evaluation of our FHLB stock to determine if any impairment exists. The balance in 2009 includes investment in capital stock of the Federal Reserve Bank.
Loans
For variable rate loans that reprice frequently and that have experienced no significant change in credit risk, fair values are based on carrying values. Variable rate loans comprised approximately 64.1% and 66.8% of the loan portfolio at December 31, 2010 and 2009, respectively. Fair value for all other loans is estimated based on discounted cash flows using interest rates currently being offered for loans with similar terms to borrowers with similar credit quality with adjustments that the Company believes a market participant would consider in determining fair value. As a result, the fair value for loans disclosed in Note 17, “Fair Value of Financial Instruments,” is categorized as Level 3 in the fair value hierarchy.
Accrued interest receivable and payable
The carrying amounts reported in the consolidated balance sheets for accrued interest receivable and payable approximate their fair value. Accrued interest receivable and payable fair value measurements disclosed in Note 17 “Fair Value of Financial Instruments,” are classified as Level 3 in the fair value hierarchy.
Derivative financial instruments
All derivatives are recognized on the balance sheet at their fair value. The fair value for derivatives is determined based on market prices, broker-dealer quotations on similar product or other related input parameters. As a result, the fair values have been categorized as Level 2 in the fair value hierarchy.
Deposit liabilities
The fair value disclosed for demand and savings deposits is by definition equal to the amount payable on demand at their reporting date (that is, their carrying amount) which the Company believes a market participant would consider in determining fair value. The carrying amount for variable-rate deposit accounts approximates their fair value. Fair values for fixed-rate certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities on these deposits. The fair value measurement of the deposit liabilities disclosed in Note 17, “Fair Value of Instruments,” is categorized as Level 3 in the fair value hierarchy.
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

Basic and diluted (loss) earnings per share, based on the weighted average outstanding shares, are summarized as follows:

	Year Ended December 31,
	2010	2009	2008
	(in thousands, except per share amounts)
Basic:
Net income (loss) available to common stockholders	$(17,077)	$(161,148)	$(237,541)
Average common shares outstanding	75,083	58,836	32,652

Earnings (loss) per share	$(0.23)	$(2.74)	$(7.27)

Diluted:
Net income (loss) available to common stockholders	$(17,077)	$(161,148)	$(237,541)

Average common shares outstanding	75,083	58,836	32,652

Earnings (loss) per share	$(0.23)	$(2.74)	$(7.27)

As of December 31, 2010, 2009 and 2008, all stock warrants, stock options and restricted stock were considered anti-dilutive and excluded for purposes of calculating diluted loss per share.
Recent accounting pronouncements
FASB ASC 810, Consolidation (“ASC 810”). Effective January 1, 2010, further new authoritative accounting guidance under ASC Topic 810 amends prior guidance to change how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. The new authoritative accounting guidance requires additional disclosures about the reporting entity’s involvement with variable-interest entities and any significant changes in risk exposure due to that involvement as well as its affect on the entity’s financial statements. The new authoritative accounting guidance under ASC Topic 810 was effective January 1, 2010 and did not have a significant impact on the Company’s consolidated financial statements.
FASB ASC Topic 860, Transfers and Servicing (“ASC 860”) was amended to enhance reporting about transfers of financial assets including securitizations, and where companies have continuing exposure to the risks related to transferred financial assets. The new authoritative accounting guidance eliminates the concept of a “qualifying special-purpose entity” and changes the requirements for derecognizing financial assets. The new authoritative guidance also requires additional disclosures about all continuing involvements with transferred financial assets including information about gains and losses resulting from transfers during the period. The new authoritative accounting guidance under ASC 860 was effective January 1, 2010 and did not have a significant impact on the Company’s consolidated financial statements.
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
In January 2010 the FASB issued ASU 2010-06, Fair Value Measurements and Disclosures Topic 820 which provides guidance requiring enhanced fair value disclosures about (1) the different classes of assets and liabilities measured at fair value, (2) the valuation techniques and inputs used, (3) the activity in level 3 fair value measurements and (4) the transfers between levels 1, 2, and 3. The increased disclosure requirements further set forth in the update that in the reconciliation for fair value measurements using significant unobservable inputs (level 3), a reporting entity should present separately information about purchases, sales, issuances and settlements (that is, gross amounts shall be disclosed as opposed to a single net figure). The Company adopted these new disclosure requirements during 2010 except for the Level 3 activity which is not required until the first quarter of 2011.
In April 2010 the FASB issued ASU 2010-18, Loan Modifications Topic 310 which provides guidance that loans accounted for within a pool need not be removed from the pool when loan modifications are made, even if the modifications would otherwise be considered trouble debt restructurings. Under this guidance, an entity will continue to evaluate the pool of loans when performing its impairment analysis. The effective date of the amendments in this update is in the first interim period ending on or after July 15, 2010. The amendments are to be applied prospectively. The Company does not expect the adoption to have a significant impact on its consolidated financial statements.
In July 2010 the FASB issued ASU 2010-20, Receivables Topic 310 which amends Topic 310 to improve the disclosures that an entity provides about the credit quality of its financing receivables and related allowance for credit losses. An entity is required to disaggregate by portfolio segment or class certain existing disclosures and provide certain new disclosures about its financing receivables and related allowance for credit losses. The Company adopted the period end disclosures provisions of the new authoritative guidance under ASC Topic 310 in the reporting period ending December 31, 2010. Adoption of the new guidance did not have an impact on the Company’s consolidated financial statements. The disclosures about activity that occurs will be effective for reporting periods after January 1, 2011, and will have no impact on the Company’s consolidated financial statements.
2. MERGERS, AQUISITIONS AND DISPOSITIONS
Bank Subsidiary Mergers
As of December 31, 2010, the Company merged its Alta Alliance Bank subsidiary into its Torrey Pines Bank subsidiary, and its First Independent Bank of Nevada subsidiary into its Alliance Bank of Arizona subsidiary. As part of the latter merger, Alliance Bank of Arizona was renamed Western Alliance Bank doing business as Alliance Bank of Arizona (in Arizona) and First Independent Bank (in Nevada). As the bank mergers did not meet the definition of a business combination under the guidance of ASC 805, Business Combinations, the entities were combined in method similar to a pooling of interests. There were $1.7 million of merger related expenses in the twelve months ended December 31, 2010.
Premier Trust Disposition
The Company divested its wholly owned subsidiary Premier Trust, Inc as of September 1, 2010 and recorded a $0.6 million gain on sale.
PartnersFirst Discontinued Operations
In the first quarter of 2010, the Company decided to discontinue its affinity credit card platform, PartnersFirst, and has presented certain activities as discontinued operations. The Company transferred certain assets with balances at December 31, 2010 of $0.1 million to held-for-sale and reported a portion of its operations as discontinued. At December 31, 2010 and 2009, the Company had $45.6 million and $50.2 million, respectively, of outstanding credit card loans which will have continuing cash flows related to the collection of these loans. These credit card loans are included in loans held for investment as of December 31, 2010 and 2009.
The following table summarizes the operating results of the discontinued operations for the periods indicated:

	Year Ended December 31,
	2010	2009	2008
	(in thousands)

Affinity card revenue	$1,808	$1,823	$891
Non-interest expenses	(7,023)	(9,483)	(12,011)

Loss before income taxes	(5,215)	(7,660)	(11,120)
Income tax benefit	(2,190)	(3,153)	(4,670)

Net loss	$(3,025)	$(4,507)	$(6,450)

Miller Russell Disposition
Effective December 31, 2009, the Company sold a 75% interest in Miller/Russell & Associates, Inc (“MRA”) to certain members of the Miller/Russell management team for $2.7 million. The Company retains a 25% non-controlling interest in the post merger Miller/Russell Acquisition LLC. Alliance Bank of Arizona (now known as Western Alliance Bank), a wholly-owned subsidiary of the Company provided the buyers with a $2.1 million secured term loan for the purchase. For the year ended December 31, 2009, MRA contributed a small loss to the consolidated operations of the Company and was deconsolidated from the consolidated balance sheet. The Company retained the 25% non-controlling interest at cost, which approximated fair value at the close of the transaction and records its prorata share of income.
3. INVESTMENT SECURITIES
Carrying amounts and fair values of investment securities at December 31, 2010 and 2009 are summarized as follows:

	December 31, 2010

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
Securities held-to-maturity	Cost	Gains	(Losses)	Value
	(in thousands)
Collateralized debt obligations	$276	$459	$-	$735
Corporate bonds	45,000	-	(632)	44,368
Municipal obligations	1,375	18	-	1,393
Other	1,500	-	-	1,500

	$48,151	$477	$(632)	$47,996

		OTTI
		Recognized
		in Other	Gross	Gross
	Amortized	Comprehensive	Unrealized	Unrealized	Fair
Securities available-for-sale	Cost	Loss	Gains	(Losses)	Value
	(in thousands)
US Government-sponsored agency securities	$280,299	$-	$622	$(3,329)	$277,592
Municipal obligations	312	-	1	(11)	302
Adjustable-rate preferred stock	66,255	-	1,410	(422)	67,243
Corporate securities	5,000	-	-	(93)	4,907
Direct obligation and GSE residential mortgage-backed securities	772,217	-	5,804	(8,632)	769,389
Private label residential mortgage-backed securities	9,203	(1,811)	1,811	(1,092)	8,111
Trust preferred securities	32,057	-	-	(8,931)	23,126
Other	22,265	-	99	(121)	22,243

	$1,187,608	$(1,811)	$9,747	$(22,631)	$1,172,913

Securities measured at fair value

U.S. Government-sponsored agency securities	$2,511
Direct obligation and GSE residential mortgage-backed securities	11,790

$14,301

For additional information on the fair value changes of the securities measured at fair value, see the trading securities table on page 115.

	December 31, 2009
		OTTI
		Recognized
		in Other	Net	Gross	Gross
	Amortized	Comprehensive	Carrying	Unrealized	Unrealized	Fair
Securities held-to-maturity	Cost	Loss	Amount	Gains	(Losses)	Value
	(in thousands)
Collateralized debt obligations	$1,462	$(544)	$918	$340	$(340)	$918
Municipal obligations	5,064	-	5,064	-	-	5,064
Other	1,500	-	1,500	-	-	1,500

	$8,026	$(544)	$7,482	$340	$(340)	$7,482

		OTTI
		Recognized
		in Other	Gross	Gross
	Amortized	Comprehensive	Unrealized	Unrealized	Fair
Securities available-for-sale	Cost	Loss	Gains	(Losses)	Value
	(in thousands)
Municipal obligations	$324	$-	$2	$(10)	$316
Adjustable-rate preferred stock	7,825	-	10,471	-	18,296
Direct obligation and GSE residential mortgage-backed securities	600,307	-	9,699	(4,250)	605,756
Private label residential mortgage-backed securities	12,829	(1,811)	1,045	(762)	11,301
Trust preferred securities	32,098	-	-	(10,048)	22,050
FDIC guarantee corporate bonds	71,680	-	104	(594)	71,190
Other	15,720	-	21	(52)	15,689

	$740,783	$(1,811)	$21,342	$(15,716)	$744,598

Securities measured at fair value

U.S. Government-sponsored agency securities	$2,479
Direct obligation and GSE residential mortgage-backed securities	49,317
Private label residential mortgage-backed securities	6,874

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
Gross unrealized losses at December 31, 2010 are primarily caused by interest rate fluctuations, credit spread widening and reduced liquidity in applicable markets. The Company has reviewed securities on which there is an unrealized loss in accordance with its accounting policy for OTTI described above and recorded impairment charges totaling $1.2 million, $43.8 million, and $156.8 million for the twelve months ended December 31, 2010, 2009 and 2008, respectively. For

2010, the impairment charges related to unrealized losses in the Company’s CDO portfolio. For 2009, this includes $36.4 million related to impairment losses in the Company’s ARPS, $3.4 million related to impairment losses to the Company’s CDO portfolio and $4.0 million related to the Company’s collateralized mortgage obligation (“CMO”) portfolio.
The Company does not consider any other securities to be other-than-temporarily impaired as of December 31, 2010 and 2009. However, without recovery in the near term such that liquidity returns to the applicable markets and spreads return to levels that reflect underlying credit characteristics, additional OTTI may occur in future periods.
Information pertaining to securities with gross unrealized losses at December 31, 2010 and 2009, aggregated by investment category and length of time that individual securities have been in a continuous loss position follows:

	December 31, 2010
	Less Than Twelve Months		Over Twelve Months
	Gross		Gross
	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value
	(in thousands)
Securities held-to-maturity
Corporate bonds	$632	$39,368	$-	$-

	$632	$39,368	$-	$-

	December 31, 2010
	Less Than Twelve Months		Over Twelve Months
	Gross		Gross
	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value
	(in thousands)
Securities available-for-sale
US Government-sponsored agency securities	$3,329	$173,561	$-	$-
Adjustable-rate preferred stock	422	21,549	-	-
Corporate securities	93	4,907
Direct obligation and GSE residential mortgage-backed securities	8,562	425,248	69	8,798
Municipal obligations	11	206	-	-
Private label residential mortgage-backed securities	2	1,990	1,091	6,121
Trust preferred securities	-	-	8,931	23,126
Other	121	6,129	-	-

	$12,540	$633,590	$10,091	$38,045

	December 31, 2009
	Less Than Twelve Months		Over Twelve Months
	Gross		Gross
	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value
	(in thousands)
Securities held-to-maturity
Collateralized debt obligations	$663	$724	$221	$-

	$663	$724	$221	$-

	December 31, 2009
	Less Than Twelve Months		Over Twelve Months
	Gross		Gross
	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value
	(in thousands)
Securities available-for-sale
Direct obligation and GSE residential mortgage-backed securities	$3,946	$285,044	$303	$23,847
Municipal obligations	10	207	-	-
Private label residential mortgage-backed securities	-	-	2,573	11,301
Trust preferred securities	594	51,110	10,048	22,050
Other	53	13,197	-	-

	$4,603	$349,558	$12,924	$57,198

At December 31, 2010 and 2009, 84 and 64 debt securities (excluding adjustable rate preferred stock, debt obligations and other structured securities), respectively, have unrealized losses with aggregate depreciation of approximately 1.2%, from the Company’s amortized cost basis. These unrealized losses relate primarily to fluctuations in the current interest rate environment. In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and industry analysis reports. Since material downgrades have not occurred and management does not have the intent to sell the debt securities for the foreseeable future, none of the securities described in the above table or in this paragraph were deemed to be other than temporarily impaired.
At December 31, 2010 and 2009, two investments in trust preferred securities have unrealized losses with aggregate depreciation of approximately 27.9% and 31.3%, respectively, from the Company’s amortized cost basis. These unrealized losses relate primarily to fluctuations in the current interest rate environment, and specifically to the widening of credit spreads on virtually all corporate and structured debt, which began in 2007. The Company has the intent and ability to hold trust preferred securities for the foreseeable future, none were deemed to be other than temporarily impaired.
At December 31, 2010, the net unrealized loss on trust preferred securities classified as AFS was $8.9 million, compared with $10.6 million at December 31, 2009. The Company is actively monitoring its debt and other structured securities portfolios classified as AFS for declines in fair value.
The amortized cost and fair value of securities as of December 31, 2010 and 2009, by contractual maturities, are shown below. The actual maturities of the mortgage-backed securities may differ from their contractual maturities because the loans underlying the securities may be repaid without any penalties. Therefore, these securities are listed separately in the maturity summary. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	December 31, 2010		December 31, 2009
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value
	(in thousands)
Securities held to maturity
Due in one year or less	$-	$-	$2,029	$2,029
After one year through five years	999	1,011	648	648
After five years through ten years	40,376	39,843	1,387	1,387
After ten years	5,276	5,642	2,462	1,918
Other	1,500	1,500	1,500	1,500

	$48,151	$47,996	$8,026	$7,482

Securities available for sale
Due in one year or less	$13,005	$13,632	$-	$-
After one year through five years	8,434	8,663	71,695	71,206
After five years through ten years	294,027	291,243	56	57
After ten years	77,660	67,743	40,176	40,589
Mortgage backed securities	772,217	769,389	613,136	617,057
Other	22,265	22,243	15,720	15,689

	$1,187,608	$1,172,913	$740,783	$744,598

The following table summarizes the Company’s investment ratings position as of December 31, 2010.

	Securities ratings profile
	As of December 31, 2010
		Investment- grade (1)			Noninvestment-grade (1)
	AAA	AA+ to AA-	A+ to A-	BBB+ to BBB-	BB+ and below	Totals
	(in thousands)
Municipal obligations	$40	$1,375	$-	$-	$262	$1,677
Direct & GSE residential mortgage-backed securities	781,179	-	-	-	-	781,179
Private label residential mortgage-backed securities	5,796	-	-	-	2,315	8,111
U.S. Government-sponsered agency securities	280,103	-	-	-	-	280,103
Adjustable-rate preferred stock	-	-	60,263	6,980	-	67,243
CDOs & trust preferred securities	-	-	21,681	1,445	276	23,402
Corporate bonds	-	5,000	44,907	-	-	49,907

Total (2)	$1,067,118	$6,375	$126,851	$8,425	$2,853	$1,211,622

(1)	The Company used the average credit rating of the combination of S&P, Moody’s and Fitch in the above table where ratings differed.

(2)	Securities values are shown at carrying value as of December 31, 2010. Unrated securities consist of CRA investments with a carrying value of $22.2 million and an other investment of $1.5 million.

	Securities ratings profile
	As of December 31, 2009
		Investment- grade (1)			Noninvestment-grade (1)
	AAA	AA+ to AA-	A+ to A-	BBB+ to BBB-	BB+ and below	Totals
	(in thousands)
Municipal obligations	$1,047	$2,392	$-	$-	$-	$3,439
Direct & GSE residential mortgage-backed securities	657,552	-	-	-	-	657,552
Private label residential mortgage-backed securities	10,355	-	-	-	7,820	18,175
Adjustable-rate preferred stock	-	-	-	-	18,296	18,296
CDOs & trust preferred securities	-	-	20,700	1,350	919	22,969
FDIC guaranteed corporate bonds	71,190	-	-	-	-	71,190

Total (2)	$740,144	$2,392	$20,700	$1,350	$27,035	$791,621

(1)	The Company used the average credit rating of the combination of S&P, Moody’s and Fitch in the above table where ratings differed.

(2)
Securities values are shown at carrying value as of December 31, 2009. Unrated securities consist of CRA investments with a carrying value of $15.7 million, municipals of $1.9 million and an other investment of $1.5 million.

Securities with carrying amounts of approximately $427.2 million and $491.9 million at December 31, 2010 and 2009, respectively, were pledged for various purposes as required or permitted by law.
As of December 31, 2010 the Company recorded gross gains and losses on sales of investment securities of $21.1 million and $4,400 respectively, compared to gross gains and losses on sales of securities for the year ended December 31, 2009 of $19.0 million and $2.9 million, respectively.
4. LOANS, LEASES AND ALLOWANCE FOR CREDIT LOSSES
The composition of the Company’s loans held for investment portfolio is as follows:

	December 31,
	2010	2009
	(in thousands)
Commercial real estate — owner occupied	$1,223,150	$1,091,363
Commercial real estate — non-owner occupied	1,038,488	933,261
Commercial and industrial	744,659	685,089
Residential real estate	527,302	568,319
Construction and land development	451,470	623,198
Commercial leases	189,968	117,104
Consumer	71,545	80,300
Deferred fees and unearned income,net	(6,040)	(18,995)

	4,240,542	4,079,639
Allowance for credit losses	(110,699)	(108,623)

Total	$4,129,843	$3,971,016

The following table presents the contractual aging of the recorded investment in past due loans by class of loans excluding deferred fees:

	December 31, 2010
		30-59 Days	60-89 Days	Over 90 days	Total
	Current	Past Due	Past Due	Past Due	Past Due	Total
	(in thousands)
Commercial real estate
Owner occupied	$1,195,219	$2,512	$10,314	$15,105	$27,931	$1,223,150
Non-owner occupied	947,784	1,111	1,022	5,543	7,676	955,460
Multi-family	80,857	-	-	2,407	2,407	83,264
Commercial and industrial
Commercial	741,337	1,644	135	1,543	3,322	744,659
Leases	189,968	-	-	-	-	189,968
Construction and land development
Construction	219,382	-	-	22,300	22,300	241,682
Land	199,773	338	-	9,678	10,016	209,789
Residential real estate	491,275	8,574	3,208	24,008	35,790	527,065
Consumer	69,027	655	460	1,403	2,518	71,545

Total loans	$4,134,622	$14,834	$15,139	$81,987	$111,960	$4,246,582

The following table presents the recorded investment in nonaccrual loans and loans past due ninety days or more and still accruing interest by class of loans:

	December 31, 2010
		Loans past
		due 90 days
		or more and
	Non-accrual	still accruing
	(in thousands)
Commercial real estate
Owner occupied	$25,316	$-
Non-owner occupied	12,189	-
Multi-family	2,752	-
Commercial and industrial
Commercial	7,349	151
Leases	-	-
Construction and land development
Construction	22,300	-
Land	14,223	-
Residential real estate	32,638	-
Consumer	232	1,307

Total	$116,999	$1,458

Nonaccrual loans and loans past due 90 days or more and still accruing interest were $159.2 million at December 31, 2009. The reduction in interest income associated with loans on nonaccrual status was approximately $6.0 million, $8.7 million and $1.8 million for the years ended December 31, 2010, 2009 and 2008, respectively.
The Company utilizes an internal asset classification system as a means of reporting problem and potential problem loans. Under the Company’s risk rating system, the Company classifies problem and potential problem loans as “Watch,” “Substandard,” “Doubtful”, and “Loss” which correspond to risk ratings six, seven, eight, and nine, respectively. Substandard loans include those characterized by well defined weaknesses and carry the distinct possibility that the Company will sustain some loss if the deficiencies are not corrected. Loans classified as Doubtful, or risk rated eight, have all the weaknesses inherent in those classified Substandard with the added characteristic that the weaknesses present make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable. The final rating of Loss covers loans considered uncollectible and having such little recoverable value that it is not practical to defer writing off the asset. Loans that do not currently expose the Company to sufficient risk to warrant classification in one of the aforementioned categories, but possess weaknesses that deserve management’s close attention are deemed to be Watch, or risk rated six. Risk ratings are updated, at a minimum, quarterly. The following tables present loans by risk rating:

	December 31, 2010

	Pass	Watch	Substandard	Doubtful	Loss	Total
	(in thousands)
Commercial real estate
Owner occupied	$1,075,051	$89,731	$58,368	$-	$-	$1,223,150
Non-owner occupied	883,867	27,785	43,807	-	-	955,460
Multi-family	78,442	-	4,823	-	-	83,264
Commercial and industrial
Commercial	699,177	27,252	17,426	804	-	744,659
Leases	186,262	51	3,655	-	-	189,968
Construction and land development
Construction	200,375	12,086	29,220	-	-	241,682
Land	141,916	19,070	48,803	-	-	209,789
Residential real estate	460,591	17,647	48,828	-	-	527,065
Consumer	69,339	1,284	921	-	-	71,545

Total	$3,795,020	$194,905	$255,853	$804	$-	$4,246,582

	December 31, 2010

	Pass	Watch	Substandard	Doubtful	Loss	Total
	(in thousands)
Current	$3,785,145	$188,555	$160,318	$607	$-	$4,134,622
Past due 30 - 59 days	6,000	1,875	6,959	-	-	14,834
Past due 60 - 89 days	2,459	4,474	8,158	49	-	15,139
Past due 90 days or more	1,418	1	80,418	148	-	81,987

Total	$3,795,022	$194,905	$255,853	$804	$-	$4,246,582

The table below reflects recorded investment in loans classified as impaired:

	December 31,
	2010	2009
	(in thousands)
Impaired loans with a specific valuation allowance under ASC 310	$45,316	$51,718
Impaired loans without a specific valuation allowance under ASC 310	193,019	181,754

Total impaired loans	$238,335	$233,472

Valuation allowance related to impaired loans	$(13,440)	$(13,383)

Net impaired loans were $238.3 million at December 31, 2010, a net increase of $4.9 million from December 31, 2009. This increase is primarily attributable to the increase in commercial real estate impaired loans, which were $85.4 million at December 31, 2009 compared to $123.9 million at December 31, 2010, an increase of $38.6 million. In addition, impaired residential real estate loans and impaired consumer and credit card loans also increased by $2.8 million and $0.5 million, respectively from $39.6 million and $0.2 million at December 31, 2009, $42.4 million and $0.8 million at December 31, 2010. Impaired construction and land and commercial and industrial loans declined from $89.3 million and $18.9 million, respectively, at December 31, 2009, to $58.4 million and $12.8 million at December 31, 2010.
The following table presents the impaired loans by class:

December 31,
2010
(in thousands)
Commercial real estate
Owner occupied	$51,157
Non-owner occupied	67,959
Multi-family	4,823
Commercial and industrial
Commercial	9,148
Leases	3,655
Construction and land development
Construction	31,707
Land	26,708
Residential real estate	42,423
Consumer	755

Total	$238,335

A valuation allowance is established for an impaired loan when the fair value of the loan is less than the recorded investment. In certain cases, portions of impaired loans are charged-off to realizable value instead of establishing a valuation allowance and are included, when applicable in the table above as “Impaired loans without specific valuation allowance under ASC 310.” The valuation allowance disclosed above is included in the allowance for credit losses reported in the consolidated balance sheets as of December 31, 2010 and 2009.

	Year Ended December 31,
	2010	2009	2008
	(in thousands)
Average balance during the year on impaired loans	$230,026	$263,765	$192,561
Interest income recognized on impaired loans	$7,636	$10,459	$10,504
Interest recognized on impaired loans, cash basis	$2,501	$10,459	$9,046
The following table is average investment in impaired loans by loan class:

Year Ended
December 31,
2010
Commercial real estate – owner occupied	$54,633
Commercial real estate – non-owner occupied	43,718
Multi-family	4,977
Commercial and industrial	11,715
Leases	2,076
Construction	28,930
Land	38,928
Residential real estate	44,286
Consumer	763

Total	$230,026

The Company is not committed to lend significant additional funds on these impaired loans.
The following table summarizes nonperforming assets:

	December 31,
	2010	2009
	(in thousands)
Nonaccrual loans	$116,999	$153,702
Loans past due 90 days or more on accrual status	1,458	5,538
Troubled debt restructured loans	116,696	46,480

Total nonperforming loans	235,153	205,719
Foreclosed collateral	107,655	83,347

Total nonperforming assets	$342,808	$289,066

Allowance for Credit Losses
The following table summarizes the allowance for credit losses:

	Year Ended December 31,
	2010	2009	2008
Allowance for credit losses:	(dollars in thousands)
Balance at beginning of period	$108,623	$74,827	$49,305
Provisions charged to operating expenses	93,211	149,099	68,189
Acquisitions	-	-	-
Recoveries of loans previously charged-off:
Construction and land development	3,197	1,708	32
Commercial real estate	1,003	230	3
Residential real estate	2,039	545	43
Commercial and industrial	3,000	1,529	533
Consumer	164	173	37

Total recoveries	9,403	4,185	648
Loans charged-off:
Construction and land development	23,623	35,807	16,715
Commercial real estate	33,821	16,756	2,912
Residential real estate	20,663	24,082	6,643
Commercial and industrial	17,218	38,573	15,937
Consumer	5,213	4,270	1,108

Total charged-off	100,538	119,488	43,315
Net charge-offs	91,135	115,303	42,667

Balance at end of period	$110,699	$108,623	$74,827

The following table presents loans individually evaluated for impairment by class of loans:

	December 31, 2010
	Unpaid			Allowance
	Principal	Recorded	Partial	for Credit
	Balance	Investment	Charge-offs	Losses Allocated
	(in thousands)
With no related allowance recorded:
Commercial real estate
Owner occupied	$38,893	$36,811	$2,082	$-
Non-owner occupied	72,705	66,156	6,549	-
Multi-family	7,087	4,478	2,609	-
Commercial and industrial
Commercial	9,155	4,780	4,375	-
Leases	3,655	3,655	-	-
Construction and land development
Construction	23,214	19,217	3,997	-
Land	31,237	24,807	6,430	-
Residential real estate	38,936	32,593	6,343	-
Consumer	548	522	26	-
With an allowance recorded:
Commercial real estate
Owner occupied	15,684	14,346	1,338	3,873
Non-owner occupied	1,961	1,804	157	530
Multi-family	358	346	12	179
Commercial and industrial
Commercial	4,520	4,367	153	3,170
Leases	-	-	-	-
Construction and land development
Construction	12,490	12,490	-	1,722
Land	5,018	1,901	3,117	1,124
Residential real estate	11,598	9,830	1,768	2,716
Consumer	232	232	-	126

Total	$277,291	$238,335	$38,956	$13,440

The following table presents the balance in the allowance for credit losses and the recorded investment in loans by portfolio segment and based on impairment method:

	December 31, 2010
	Commercial	Commercial
	Real Estate -	Real Estate -	Commercial	Residential	Construction
	Owner	Non-Owner	and	Real	and Land	Commercial
	Occupied	Occupied	Industrial	Estate	Development	Leases	Consumer	Total
	(in thousands)
Allowance for credit losses
Ending balance attributable to loans individually evaluated for impairment	$3,873	$709	$3,170	$2,716	$2,846	$-	$126	$13,440
Collectively evaluated for impairment	11,108	17,353	23,981	18,173	17,741	3,631	5,272	97,259
Acquired with deteriorated credit quality	-	-	-	-	-	-	-	-

Total ending allowance	$14,981	$18,062	$27,151	$20,889	$20,587	$3,631	$5,398	$110,699

Related Parties
Principal stockholders of the Company and officers and directors, including companies they control, are considered to be related parties. In the ordinary course of business, the Company has extended credit to these related parties. Federal banking regulations require that any such extensions of credit not be offered on terms more favorable than would be offered to non-related party borrowers of similar creditworthiness. The following table summarizes the aggregate activity in such loans:

	Year Ended December 31,

	2010	2009
	(in thousands)
Balance, beginning	$45,513	$87,941
New loans	12,465	15,419
Repayments and other	(21,169)	(57,847)

Balance, ending	$36,809	$45,513

Included in repayments and other at December 31, 2010 and 2009, were reductions of $4.1 million and $35.6 million, respectively, related to resignations of directors or other related party relationship changes. None of these loans are past due, on nonaccrual status or have been restructured to provide a reduction or deferral of interest or principal because of deterioration in the financial position of the borrower. There were no loans to a related party that were considered classified loans at December 31, 2010 or 2009.
Loan commitments outstanding with related parties total approximately $39.8 million and $41.0 million at December 31, 2010 and 2009, respectively.
Loan Purchases and Sales
In 2010, the Company purchased $123.6 million of loans. The purchased loans consisted of $78.4 million commercial leases, $30.4 million commercial and industrial, $9.6 million of construction and $5.1 million of commercial real estate loans. In 2009, the Company purchased $27.0 million of loans. The purchased loans consisted of $22.2 million commercial real estate, $4.7 million commercial and industrial and $79,000 of residential real estate. In the fourth quarter 2009, the Company sold approximately $13.2 million of impaired loans to unrelated third parties. The Company had no significant loan sales in 2010. The Company held no loans for sale at December 31, 2010 and 2009, respectively.
5. PREMISES AND EQUIPMENT

	December 31,
	2010	2009
	(in thousands)
Land and improvements	$30,580	$31,585
Bank premises	73,474	72,710
Furniture, fixtures and equipment	57,423	60,374
Leasehold improvements	13,243	13,726
Construction in progress	360	1,655

	175,080	180,050
Less: accumulated depreciation and amortization	(60,708)	(54,167)

Premises and equipment, net	$114,372	$125,883

Lease Obligations
The Company leases certain premises and equipment under non-cancelable operating leases expiring through 2025. The following is a schedule of future minimum rental payments under these leases at December 31, 2010:

(in thousands)
2011	$4,917
2012	4,626
2013	4,098
2014	2,557
2015	2,159
Thereafter	6,474

$24,831

The Company leases the majority of its office locations and many of these leases contain multiple renewal options and provisions for increased rents. Total rent expense of $5.1 million, $5.4 million and $4.8 million is included in occupancy expenses for the years ended December 31, 2010, 2009 and 2008, respectively.
6. OTHER ASSETS ACQUIRED THROUGH FORECLOSURE
The following table represents the changes in other assets acquired through foreclosure:

	Year Ended December 31,
	2010	2009	2008
	(in thousands)
Balance, beginning of period	$83,347	$14,545	$3,412
Additions	93,656	104,610	24,060
Dispositions	(40,674)	(17,858)	(12,002)
Valuation adjustments in the period, net	(28,674)	(17,950)	(925)

Balance, end of period	$107,655	$83,347	$14,545

At December 31, 2010, 2009 and 2008, the majority of the Company’s repossessed assets consisted of properties located in Nevada.
7. GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill is created when a Company acquires a business. When a business is acquired, the purchased assets and liabilities are recorded at fair value and intangible assets are identified. Excess consideration paid to acquire a business over the fair value of the net assets is recorded as goodwill. During the fourth quarter 2010, the Company reviewed its goodwill for impairment in accordance with FASB ASC 350-20-35, Intangibles – Goodwill and Other. The Company’s annual goodwill impairment testing is October 1. As a result of this process, the Company determined that there was no goodwill impairment. Total goodwill impairment for the years ended December 31, 2009 and 2008 was $49.7 million and $138.8 million, respectively. There was no goodwill impairment in 2010.
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
The following table presents the changes in goodwill:

	Year Ended December 31,
	2010	2009
	(in thousands)
Beginning balance	$25,925	$78,966
Goodwill impairment charges	-	(49,671)
Divestiture of Miller/Russell and Associates	-	(3,370)

Ending Balance	$25,925	$25,925

Intangible Assets
The following is a summary of acquired intangible assets:

	Year Ended December 31, 2010
	Gross Carrying	Accumulated	Sale of	Net Carrying
Subject to amortization:	Amount	Amortization	Premier Trust	Amount
	(in thousands)
Core deposit intangibles	$24,579	$13,029	$-	$11,550
Other	3,779	1,737	226	1,816

	$28,358	$14,766	$226	$13,366

	Year Ended December 31, 2009
	Gross Carrying	Accumulated	Net Carrying
Subject to amortization:	Amount	Amortization	Amount
	(in thousands)
Core deposit intangibles	$24,579	$9,591	$14,988
Other	3,779	1,571	2,208

	$28,358	$11,162	$17,196

Amortization expense recognized on all amortizable intangibles totaled $3.6 million, $3.8 million and $3.6 million for the years ended December 31, 2010, 2009 and 2008, respectively.
Below is a summary of estimated aggregate amortization expense over the next five years and thereafter:

Year Ended December 31:
(in thousands)
2011	$3,627
2012	3,276
2013	2,262
2014	1,331
2015	924
Thereafter	1,946
8. INCOME TAXES
The cumulative tax effects of the primary temporary differences as of December 31 are shown in the following table:

	December 31,
	2010	2009
	(in thousands)
Deferred tax assets:
Allowance for credit losses	$40,732	$40,866
Securities impairment losses	-	12,172
OREO writedowns	8,070	7,252
Net operating loss carryforwards	34,291	27,186
Stock based compensation	5,102	4,940
Nonaccrual interest	3,126	3,153
Credit carryforwards	2,509	2,509
Unrealized loss on available for sale securities	5,281	1,970
Capital loss carryforwards	9,117	4,051
Other	1,804	1,445

Total gross deferred tax assets	110,032	105,544
Deferred tax asset valuation allowance	(7,596)	(9,629)

Total deferred tax assets	102,436	95,915
Deferred tax liabilities:
Core deposit intangible	(4,043)	(5,246)
Premises and equipment	(5,495)	(7,665)
Deferred loan costs	(2,091)	(2,092)
FHLB dividend	(1,877)	(1,872)
Unrealized gains on financial instruments measured at fair value	(8,445)	(9,361)
Other	(625)	(722)

Total deferred tax liabilities	(22,576)	(26,958)

Net deferred tax asset	$79,860	$68,957

Deferred tax assets and liabilities are included in the financial statements at currently enacted income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes.
For the year ended December 31, 2010, the net deferred tax assets increased $10.9 million to $79.9 million. This increase was primarily the result of taxable losses in the current year.
For the year ended December 31, 2010, the valuation allowance decreased by $2.0 million for certain deferred tax assets related to gains on the sale of previously impaired ARPS securities. The $7.6 million deferred tax valuation allowance at December 31, 2010 relates to net capital losses on ARPS securities sales.
The deferred tax asset related to federal and state net operating loss carryforwards outstanding at December 31, 2010, available to reduce taxable income in future years total $34.3 million. This is comprised of $30.6 million of tax benefits from federal and California state net operating loss carryforwards that will begin to expire in 2028, and $3.7 million of tax benefits from Arizona state net operating loss carryforwards that will begin to expire in 2013. In Management’s opinion, it is more likely than not that the results of future operations will generate sufficient taxable income to realize the deferred taxes related to these net operating loss carryforwards.
The provision for income taxes charged to operations consists of the following:

	Year Ended December 31,
	2010	2009	2008
	(in thousands)
Current	$1,182	$7,847	$(38,496)
Deferred	(7,592)	(46,300)	(11,000)

Total tax provision	$(6,410)	$(38,453)	$(49,496)

The reconciliation between the statutory federal income tax rate and the Company’s effective tax rate are summarized as follows:

	Year Ended December 31,
	2010	2009	2008
	(in thousands)
Income tax at statutory rate	$(3,703)	$(64,873)	$(97,827)
Increase (decrease) resulting from:
State income taxes, net of federal benefits	(739)	(1,641)	(4,001)
Dividends received deductions	(476)	(442)	(752)
Bank-owned life insurance	(1,155)	(767)	(924)
Tax-exempt income	(280)	(338)	(444)
Nondeductible expenses	340	445	299
Nondeductible goodwill impairment	-	17,385	48,596
Deferred tax asset valuation allowance	(2,033)	6,200	3,400
Restricted stock write off	1,259	2,057	573
Other, net	377	3,521	1,584

	$(6,410)	$(38,453)	$(49,496)

Uncertain Tax Position
The Company files income tax returns in the U.S. federal jurisdiction and in various states. With few exceptions, the Company is no longer subject to U.S. federal, state or local tax examinations by tax authorities for years before 2006. The Internal Revenue Service is currently examining the Company’s 2008 net operating loss carryback claim.
When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period in which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above would be reflected as a liability for unrecognized tax benefits in the accompanying consolidated balance sheet along with any associated interest and penalties that would be payable to the taxing authorities upon examination.
The Company would recognize interest accrued related to unrecognized tax benefits in tax expense. The Company has not recognized or accrued any interest or penalties for the periods ended December 31, 2010, 2009 or 2008, respectively.
The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, on January 1, 2007, which were incorporated into ASC 740, Income Taxes. Management believes that the Company has appropriate support for the income tax positions taken and to be taken on its tax returns and that its accruals for tax liabilities are adequate for all open years based on an assessment of many factors, including past experience and interpretation of tax law applied to the facts of each matter.
The Internal Revenue Service’s Examination Division issued a notice of proposed deficiency, on January 10, 2011, proposing a taxable income adjustment of $136.7 million related to deductions taken on our 2008 tax return in connection with the partial worthlessness of collateralized debt obligations, or CDOs. The use of these deductions on our 2008 tax return resulted in an approximately $40-million tax refund for the 2006 and 2007 taxable periods. The Company filed a protest of the proposed deficiency, which is expected to cause the matter to be referred to the Internal Revenue Service’s Appeals Division. Although the Company believes that the CDO-related deductions will be respected for U.S. federal income tax purposes, there can be no assurance that the Internal Revenue Service will not successfully challenge some or all of such deductions. The Company has not accrued a reserve for this potential exposure.
9. DEPOSITS
The table below summarizes deposits by type:

	December 31,
	2010	2009
	(in thousands)
Non-interest-bearing demand	$1,443,251	$1,157,013
Interest-bearing demand	523,827	362,682
Savings and money market	1,926,060	1,752,450
Certificate of deposit ($100,000 or more)	1,276,369	1,205,162
Other time deposits	168,934	244,795

Total deposits	$5,338,441	$4,722,102

Certificates of deposit are the only deposits which have a specified maturity. The balances of other deposit accounts are primarily assigned to the less than one-year time range. The summary of the scheduled maturities for all time deposits at December 31, is as follows:

2010
(in thousands)
2011	$1,363,424
2012	74,041
2013	6,022
2014	1,620
2015	196

$1,445,303

As of December 31, 2010 and 2009, the Company had $20.0 million of wholesale-brokered deposits outstanding. In addition, the Company’s banks are members of Certificate Deposit Account Registry Service (“CDARS”), which provides FDIC insurance for large deposits. Federal banking law and regulation places restrictions on depository institutions regarding brokered deposits because of the general concern that these deposits are at a greater risk of being withdrawn, thus posing liquidity risk for institutions that gather brokered deposits in significant amounts.
10. OTHER BORROWED FUNDS
The following table summarizes the Company’s borrowings as of December 31, 2010 and 2009:

	December 31,
	2010	2009
	(in thousands)
Short Term
Other short term debt	$-	$20,000

Long Term
Other long term debt	$75,000	$9,352

The Company maintains lines of credit with the Federal Home Loan Bank (“FHLB”) and Federal Reserve Bank (“FRB”). The Company’s borrowing capacity is determined based on collateral pledged, generally consisting of investment securities and loans, at the time of the borrowing. The Company also maintains credit lines with other sources secured by pledged securities. Short-term FHLB and FRB advances had weighted average interest rates of 0.24% and 0.25% for the year ending December 31, 2010 and 2009, respectively. Other short-term debt consisted of a non-customer repurchase agreement, which matured in August 2010. The weighted average interest rate paid for other short-term debt was 4.60% at December 31, 2009.
On August 25, 2010, the Company completed a public offering of $75 million in principal Senior Notes due in 2015 bearing interest of 10%. The net proceeds of the offering were $72.8 million. The weighted average rate on all long term debt was 9.89% and 8.79% in 2010 and 2009, respectively.

The Banks have entered into agreements with other financial institutions under which they can borrow up to $43.0 million on an unsecured basis. The lending institutions will determine the interest rate charged on borrowings at the time of the borrowing.
As of December 31, 2010, the Company had additional available credit with the FHLB and FRB of approximately $676.3 million and $547.0 million, respectively.
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

		December 31,
Name of Trust	Maturity	2010	2009

BankWest Nevada Capital Trust II	2033	15,464	15,464
First Independent Capital Trust I	2034	7,217	7,217
Intermountain First Statutory Trust I	2034	10,310	10,310
WAL Trust No. 1	2036	20,619	20,619
WAL Statutory Trust No. 2	2037	5,155	5,155
WAL Statutory Trust No. 3	2037	7,732	7,732

		$66,497	$66,497
Unrealized gains on trust preferred securities measured at fair value, net		(23,463)	(24,059)

		$43,034	$42,438

The weighted average contractual rate of the junior subordinated debt was 4.34% and 4.37% as of December 31, 2010 and 2009, respectively.
In the event of certain changes or amendments to regulatory requirements or Federal tax rules, the debt is redeemable in whole. The obligations under these instruments are fully and unconditionally guaranteed by the Company and rank subordinate and junior in right of payment to all other liabilities of the Company. The trust preferred securities qualify as Tier 1 Capital for the Company, subject to certain limitations, with the excess being included in total capital for regulatory purposes. As of December 31, 2009, the Company had $60 million of subordinated debt with a weighted average contractual rate of 3.09%. The Company paid this debt in 2010 and recorded a gain on extinguishment of debt of $3.0 million.
12. COMMITMENTS AND CONTINGENCIES
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
Lines of credit are obligations to lend money to a borrower. Credit risk arises when the borrowers’ current financial condition may indicate less ability to pay than when the commitment was originally made. In the case of standby letters of credit, the risk arises from the possibility of the failure of the customer to perform according to the terms of a contract. In such a situation, the third party might draw on the standby letter of credit to pay for completion of the contract and the Company would look to its customer to repay these funds with interest. To minimize the risk, the Company uses the same credit policies in making commitments and conditional obligations as it would for a loan to that customer.
Standby letters of credit and financial guarantees are conditional commitments issued by the Company to guarantee the performance of a customer to a third party in borrowing arrangements. The Company generally has recourse to recover from the customer any amounts paid under the guarantees. Typically letters of credit issued have expiration dates within one year.
A summary of the contractual amounts for unfunded commitments and letters of credit are as follows:

	December 31,
	2010	2009
	(in thousands)
Commitments to extend credit, including unsecured loan commitments of $156,517 at December 31, 2010 and $110,491 at December 31, 2009	$702,336	$682,870
Credit card commitments and financial guarantees	322,798	305,903
Standby letters of credit, including unsecured letters of credit of $3,076 at December 31, 2010 and $3,826 at December 31, 2009	28,013	38,891

	$1,053,147	$1,027,664

The following table represents the contractual commitments for lines and letters of credit by maturity at December 31, 2010:

	Total	Amount of Commitment Expiration Per Period
	Amounts	Less Than	1-3	3-5	After
	Committed	1 Year	Years	Years	5 Years
	(in thousands)
Commitments to extend credit	$702,336	$482,320	$85,638	$43,154	$91,224
Credit card commitments and guarantees	322,798	322,798	-	-	-
Standby letters of credit	28,013	-	27,858	155	-

Total	$1,053,147	$805,118	$113,496	$43,309	$91,224

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
The Company has exposure to credit losses from unfunded commitments and letters of credit. As funds have not been disbursed on these commitments, they are not reported as loans outstanding. Credit losses related to these commitments are not included in the allowance for credit losses reported in Note 4, “Loans, Leases and Allowance for Credit Losses” of these Consolidated Financial Statements and are accounted for as a separate loss contingency as a liability. This loss contingency for unfunded loan commitments and letters of credit was $0.3 million as of December 31, 2010 and 2009. Changes to this liability are adjusted through other non-interest expense.
Concentrations of Lending Activities
The Company’s lending activities are primarily driven by the customers served in the market areas where the Company has branch offices in the States of Nevada, California and Arizona. The Company monitors concentrations within five broad categories: geography, industry, product, call code, and collateral. The Company grants commercial, construction, real estate and consumer loans to customers through branch offices located in the Company’s primary markets. The Company’s business is concentrated in these areas and the loan portfolio includes significant credit exposure to the commercial real estate market of these areas. As of December 31, 2010 and 2009, commercial real estate related loans accounted for approximately 64% and 65% of total loans, respectively, and approximately 2% and 5% of commercial real estate loans, respectively, are secured by undeveloped land. Substantially all of these loans are secured by first liens with an initial loan to value ratio of generally not more than 75%. Approximately 54% of these commercial real estate loans were owner occupied at December 31, 2010 and 2009. In addition, approximately 3% and 4% of total loans were unsecured as of December 31, 2010 and 2009, respectively.
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
13. STOCKHOLDER’S EQUITY
Stock Issuance

On August 24, 2010, the Company completed a public offering of 8,050,000 shares of common stock, including 1,050,000 shares pursuant to the underwriter’s over-allotment option, at a public offering price of $6.25 per share, for an aggregate offering price of $50.3 million. The net proceeds of the offering were approximately $47.6 million
On May 20, 2009, the Company closed a public offering of 33,440,700 shares of common stock, including 4,240,700 shares pursuant to the underwriters’ over-allotment option, at a public offering price of $6.00 per share, for an aggregate offering price of $200.6 million. The net proceeds of the offering were approximately $191.1 million.
Stock Repurchases
There were no stock repurchases in 2010 or 2009.
Stock Options and Restricted Stock
The 2005 Stock Incentive Plan (the “Incentive Plan”), as amended, gives the Board of Directors the authority to grant up to 6.5 million stock awards consisting of unrestricted stock, stock units, dividend equivalent rights, stock options (incentive and non-qualified), stock appreciation rights, restricted stock, and performance and annual incentive awards. Stock awards available for grant at December 31, 2010 are 1.8 million.
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
The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model that uses the assumptions noted in the following table. The expected volatility is based on the historical volatility of the stock of the Company over the expected life of the Company’s options. The Company estimates the life of the options by calculating the average of the vesting period and the contractual life. The expected life of replacement options was estimated based on the simplified method. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of the grant. The dividends rate assumption of zero is based on management’s intention not to pay dividends for the foreseeable future. A summary of the assumptions used in calculating the fair value of option awards during the years ended December 31, 2010, 2009 and 2008 are as follows:

	Year Ended December 31,
	2010	2009	2008
Expected life in years	5	5	5
Risk-free interest rate	2.5%	1.5%	3.5%
Dividends rate	None	None	None
Fair value per optional share	$3.22	$3.73	$5.07
Volatility	76%	58%	30%
Stock options granted in 2010 generally have a vesting period of 4 years and a contractual life of 7 years. Restricted stock awards granted in 2010 generally have a vesting period of 3 years. The Company recognizes compensation cost for options with a graded vesting on a straight-line basis over the requisite service period for the entire award.
A summary of option activity under the Incentive Plan is presented below:

	December 31, 2010
		Weighted	Weighted
		Average	Average	Aggregate
		Exercise	Remaining	Intrinsic
	Shares	Price	Contractual Term	Value
	(dollars in thousands)
Outstanding options, beginning of period	2,858	$14.71
Granted	111	5.21
Exercised	(30)	5.53
Forfeited or expired	(407)	12.00

Outstanding options, end of period	2,532	$14.82	3.1	$352

Options exercisable, end of period	2,027	$15.56	2.7	$262

Options expected to vest, end of period	434	$12.04	4.7	$90

A summary of the status of the Company’s non-vested shares of restricted stock as of December 31, 2010 and changes during the year then ended is presented below:

Nonvested Restricted Stock		Weighted
	Shares	Average Grant
	(in thousands)	Date Fair Value
Balance at January 1, 2010	609	$14.29
Granted	668	5.55
Vested	(210)	24.61
Forfeited	(67)	9.17

Balance at December 31, 2010	1,000	$6.61

As of December 31, 2010, 2009 and 2008, there was $6.1 million, $7.9 million, and $12.0 million, respectively, of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Incentive Plan. That cost is expected to be recognized over a weighted average period of 1.8 years, 1.7 years and 1.8 years, respectively. The total intrinsic value of options exercised during the years ended December 31, 2010, 2009, and 2008 were $50,000, $0 and $1.4 million, respectively. The total fair value of restricted stock that vested during the years ended December 31, 2010, 2009 and 2008 was $1.3 million, $1.7 million and $1.2 million, respectively. The weighted average grant-date fair value of restricted stock granted during the years ended December 31, 2010, 2009 and 2008 was $3.6 million, $2.7 million and $1.5 million, respectively.
Stock Warrants
At December 31, 2010, there were 131,684 warrants outstanding with an exercise price of $34.56 and expire August 2013.
Details of the warrants issued to the federal government as part of the Capital Purchase Program preferred stock offering are contained in Note 1, “Summary of Significant Accounting Policies – Preferred Stock” on page 84.
Salary Shares
In 2010, the Company issued salary shares to certain individuals. Total shares issued at December 31, 2010 were 88,851 for compensation expense of $0.6 million. There were no salary shares issued in 2009 and 2008. Salary Shares are issued as Common Stock which vests immediately but are restricted until TARP is repaid.
14. REGULATORY CAPITAL REQUIREMENTS
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
Quantitative measures established by regulation to ensure capital adequacy require the Company and the Banks to maintain minimum amounts and ratios of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I leverage (as defined) to average assets (as defined). As of December 31, 2010, the Company and the Banks met all capital adequacy requirements to which they are subject.
As of December 31, 2010, the Company and each of its subsidiaries met the minimum capital ratio requirements necessary to be classified as well-capitalized, as defined by the banking agencies. To be categorized as well-capitalized, the Banks must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the table below. In addition, memoranda of understanding to which the Company’s bank subsidiaries are subject require them to maintain higher Tier 1 leverage ratios than otherwise required to be considered well-capitalized. At December 31, 2010, the capital levels at each of the banks exceeded these elevated requirements.
The actual capital amounts and ratios for the Banks and Company as of December 31 are presented in the following table:

			Risk-	Tangible	Total	Tier 1	Tier 1
	Total	Tier 1	Weighted	Average	Capital	Capital	Leverage
	Capital	Capital	Assets	Assets	Ratio	Ratio	Ratio

	(dollars in thousands)
December 31, 2010
WAL (Consolidated)	$654,011	$591,633	$4,941,057	$6,198,903	13.2%	12.0%	9.5%
Bank of Nevada	278,697	250,907	2,177,357	2,705,631	12.8%	11.5%	9.3%
Western Alliance Bank	204,650	162,964	1,492,491	1,955,696	13.7%	10.9%	8.3%
Torrey Pines Bank	170,342	135,126	1,215,825	1,453,686	14.0%	11.1%	9.3%

Well-capitalized ratios					10.0%	6.0%	5.0%
Minimum capital ratios					8.0%	4.0%	4.0%

December 31, 2009
WAL (Consolidated)	$666,287	$547,746	$4,632,891	$5,756,917	14.4%	11.8%	9.5%
Bank of Nevada	272,703	183,639	2,286,178	2,755,559	11.9%	8.0%	6.7%
Alliance Bank of Arizona	97,141	68,801	820,572	1,107,836	11.8%	8.4%	6.2%
Torrey Pines Bank	125,870	94,073	948,241	1,116,767	13.3%	9.9%	8.4%
First Independent Bank	54,669	44,058	444,981	526,746	12.3%	9.9%	8.4%
Alta Alliance Bank	23,552	22,105	114,528	174,588	20.6%	19.3%	12.7%

Well-capitalized ratios					10.0%	6.0%	5.0%
Minimum capital ratios					8.0%	4.0%	4.0%
Additionally, State of Nevada banking regulations restrict distribution of the net assets of Bank of Nevada because such regulations require the sum of the bank’s stockholders’ equity and reserve for loan losses to be at least 6% of the average of the bank’s total daily deposit liabilities for the preceding 60 days. As a result of these regulations, approximately $145.2 million and $133.9 million of Bank of Nevada’s stockholders’ equity was restricted at December 31, 2010 and 2009, respectively.
15. EMPLOYEE BENEFIT PLANS
The Company has a qualified 401(k) employee benefit plan for all eligible employees. Participants are able to defer between 1% and 15% (up to a maximum of $16,500 for those under 50 years of age in 2010) of their annual compensation. The Company may elect to match a discretionary amount each year, which was 50% of the first 6% of the participant’s compensation deferred into the plan. The Company’s total contribution was $1.2 million, $1.4 million and $1.1 million for the years ended December 31, 2010, 2009 and 2008, respectively.
In addition, the Company maintains a non-qualified 401(k) restoration plan for the benefit of executives of the Company and certain affiliates. Participants are able to defer a portion of their annual salary and receive a matching contribution based primarily on the contribution structure in effect under the Company’s 401(k) plan, but without regard to certain statutory limitations applicable under the 401(k) plan. The Company’s total contribution to the restoration plan was approximately $14,000, $11,000, and $16,000 for the years ended December 31, 2010, 2009 and 2008, respectively.
16. FAIR VALUE ACCOUNTING
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
The Company continues to account for these items under the fair value option. There were no financial instruments purchased by the Company in 2010 and 2009 which were elected to be accounted under the ASC 825 fair value election criteria, and therefore, no additional instruments have been added under the fair value option election.
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
For the twelve months ended December 31, 2010 and 2009, gains and losses from fair value changes included in the Consolidated Statement of Operations were as follows:

	Changes in Fair Values for the Year Ended
	December 31, 2010 for Items Measured at Fair
	Value Pursuant to Election of the Fair Value Option
	Unrealized			Total
	Gain/(Loss) on		Interest	Changes
	Assets and		Expense on	Included in
	Liabilities	Interest	Junior	Current-
	Measured at	Income on	Subordinated	Period
Description	Fair Value, Net	Securities	Debt	Earnings
	(in thousands)
Securities measured at fair value	$227	$366	$	$593
Junior subordinated debt	(596)	-	(1,101)	(1,697)

	$(369)	$366	$(1,101)	$(1,104)

	Changes in Fair Values for the Year Ended
	December 31, 2009 for Items Measured at Fair
	Value Pursuant to Election of the Fair Value Option
	(in thousands)
	Unrealized		Interest	Total
	Gain(/Loss) on		Expense on	Changes
	Assets and		Junior	Included in
	Liabilities	Interest	Subordinated	Current-
	Measured at	Income on	Debt and	Period
Description	Fair Value, Net	Securities	Borrowings	Earnings
	(in thousands)
Securities measured at fair value	$1,516	$989	$-	$2,505
Junior subordinated debt	600	-	(941)	(341)
Fixed-rate term borrowings	1,515	-	-	1,515

	$3,631	$989	$(941)	$3,679

The following table presents the portion of trading securities losses related to trading securities still held at the reporting date:

December 31,
2010
(in thousands)
Net gains and (losses) recognized during the period on trading securities	$227
Less: net gains and (losses) recognized during the period on trading securities sold during the period	1,344

Unrealized gains and (losses) recognized during the reporting period on trading securities still held at the reporting date	$(1,117)

The difference between the aggregate fair value of junior subordinated debt ($43.0 million) and the aggregate unpaid principal balance thereof ($66.5 million) was $23.5 million at December 31, 2010.
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
Securities measured at fair value: All of the Company’s securities measured at fair value, the majority of which are mortgage-backed securities, are reported at fair value utilizing Level 2 inputs in the same manner as described above for securities available for sale.
Interest rate swap: Interest rate swaps are reported at fair value utilizing Level 2 inputs. The Company obtains dealer quotations to value its interest rate swaps.
Junior subordinated debt: The Company estimates the fair value of its junior subordinated debt using a discounted cash flow model which incorporates the effect of the Company’s own credit risk in the fair value of the liabilities (Level 3). The Company’s cash flow assumptions were based on the contractual cash flows based as the Company anticipates that it will pay the debt according to its contractual terms. The Company evaluated priced offerings on individual issuances of trust preferred securities and estimated the discount rate based, in part, on that information. The Company estimated the discount rate at 5.873%, which is a 557 basis point spread over 3 month LIBOR (0.303% as of December 31, 2010). As of December 31, 2009, the Company estimated the discount rate at 6.0%, which is a 575 basis point spread over 3 month LIBOR (0.25%).
The fair value of these assets and liabilities were determined using the following inputs at December 31, 2010 and 2009:

	Fair Value Measurements at Reporting Date Using:
		Quoted Prices
		in Active	Active
		Markets for	Markets for
	As of	Identical	Similar	Unobservable
	December 31,	Assets	Assets	Inputs
Description	2010	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Assets:
Securities available for sale	$1,172,913	$117,519	$1,055,394	$-
Securities measured at fair value	14,301	-	14,301	-
Interest rate swaps	1,396	-	1,396	-

Total	$1,188,610	$117,519	$1,071,091	$-

Liabilities:
Junior subordinated debt	$43,034	$-	$-	$43,034
Interest rate swaps	1,396	-	1,396	-

Total	$44,430	$-	$1,396	$43,034

		Quoted Prices
		in Active	Active
		Markets for	Markets for
	As of	Identical	Similar	Unobservable
	December 31,	Assets	Assets	Inputs
Description	2009	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Assets:
Securities available for sale	$744,598	$111,536	$633,062	$-
Securities measured at fair value	58,670	-	58,670	-
Interest rate swaps	1,139	-	1,139	-

Total	$804,407	$111,536	$692,871	$-

Liabilities:
Junior subordinated debt	$42,438	$-	$-	$42,438
Interest rate swaps	1,139	-	1,139	-

Total	$43,577	$-	$1,139	$42,438

Fair Value Measurements Using
Significant Unobservable Inputs
(Level 3)

	Junior
	Subordinated	Fixed-Rate
	Debt	Term Borrowings
	(in thousands)

Beginning balance January 1, 2009	$(43,038)	$(31,515)
Total gains or losses (realized/unrealized)
Included in earnings	600	1,515
Included in other comprehensive income	-	-
Purchases, issuances, and settlements, net	-	30,000
Transfers to held-to-maturity	-	-
Transfers in and/or out of Level 3	-	-

Ending balance December 31, 2009	(42,438)	-
Total gains or losses (realized/unrealized)
Included in earnings	(596)	-
Included in other comprehensive income	-	-
Purchases, issuances, and settlements, net	-	-
Transfers to held-to-maturity	-	-
Transfers in and/or out of Level 3	-	-

Ending balance December 31, 2010	$(43,034)	$-

The amount of total 2010 gains (losses) for the period included in earnings attributable to the change in unrealized gains (losses) relating to assets still held at the reporting date	$(596)	$-

The amount of total 2009 gains (losses) for the period included in earnings attributable to the change in unrealized gains (losses) relating to assets still held at the reporting date	$600	$1,515

Fair value on a nonrecurring basis

Certain assets are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis, but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). The following table presents such assets carried on the balance sheet by caption and by level within the ASC 825 hierarchy as of December 31, 2010:

	Fair Value Measurements Using
		Quoted Prices
		in Active	Active
		Markets for	Markets for	Unobservable
		Identical Assets	Similar Assets	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Impaired loans with specific valuation allowance	$31,876	$-	$-	$31,876
Impaired loans without specific valuation allowance	66,355	-	-	66,355
Goodwill valuation of reporting units	25,925	-	-	25,925
Other assets acquired through foreclosure	107,655	-	-	107,655
Collateralized debt obligations	735	-	-	735

The following table presents such assets carried on the balance sheet by caption and by level within the ASC 825 hierarchy as of December 31, 2009:

	Fair Value Measurements Using
		Quoted Prices
		in Active	Active
		Markets for	Markets for	Unobservable
		Identical Assets	Similar Assets	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
As of December 31, 2009:
Impaired loans with specific valuation allowance	$38,335	$-	$-	$38,335
Impaired loans without specific valuation allowance	80,594	-	-	80,594
Goodwill valuation of reporting units	25,925	-	-	25,925
Other assets acquired through foreclosure	83,347	-	-	83,347
Collateralized debt obligations	918	-	-	918
Impaired loans: The specific reserves for collateral dependent impaired loans are based on the fair value of the collateral. The fair value of collateral is determined based on third-party appraisals. In some cases, adjustments are made to the appraised values due to various factors, including age of the appraisal (which are generally obtained every six months), age of comparables included in the appraisal, and known changes in the market and in the collateral. When significant adjustments are based on unobservable inputs, such as when a current appraised value is not available or management determines the fair value of the collateral is further impaired below appraised value and there is no observable market price, the resulting fair value measurement has been categorized as a Level 3 measurement. These Level 3 impaired loans had an aggregate carrying amount of $45.3 million and specific reserves in the allowance for loan losses of $13.4 million as December 31, 2010.
Goodwill: In accordance with FASB ASC 350, Intangibles - Goodwill and Other (“ASC 350”), goodwill has been written down to its implied fair value of $25.9 million by charges to earnings in prior periods. Some of the inputs used to determine the implied fair value of the Company and the corresponding amount of the impairment included the quoted market price of our common stock, market prices of common stocks of other banking organizations, common stock trading multiples, discounted cash flows, and inputs from comparable transactions. The Company’s adjustments were primarily based on the Company’s assumptions, therefore the resulting fair value measurement was determined to be level 3.
Other assets acquired through foreclosure: Other assets acquired through foreclosure consist of properties acquired as a result of, or in-lieu-of, foreclosure. Properties or other assets classified as other assets acquired through foreclosure and other repossessed property and are initially reported at the fair value determined by independent appraisals using appraised value, less cost to sell. Such properties are generally re-appraised every six months. There is risk for subsequent volatility. Costs relating to the development or improvement of the assets are capitalized and costs relating to holding the assets are charged to expense. The Company had $107.7 million of such assets at December 31, 2010. When significant adjustments were based on unobservable inputs, such as when a current appraised value is not available or management determines the fair value of the collateral is further impaired below appraised value and there is no observable market price, the resulting fair value measurement has been categorized as a Level 3 measurement.
Collateralized debt obligations: The Company previously wrote down its trust-preferred CDO portfolio to $0.3 million when it determined these CDOs were other-than-temporarily impaired under generally accepted accounting principles due primarily to credit rating downgrades and the increase in deferrals and defaults by the issuers of the underlying CDOs. These CDOs represent interests in various trusts, each of which is collateralized with trust preferred debt issued by other financial institutions.
Credit vs. non-credit losses
The Company has elected to apply provisions of FASB ASC 320, Investments Debt and Equity Securities (ASC 320) as of January 1, 2009 to its AFS and HTM investment securities portfolios. The OTTI is separated into (a) the amount of total impairment related to the credit loss and (b) the amount of the total impairment related to all other factors. The amount of the total OTTI related to the credit loss is recognized in earnings. The amount of the total impairment related to all other factors is recognized in other comprehensive income. The OTTI is presented in the statement of operations with an offset for the amount of the total OTTI that is recognized in other comprehensive income.
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
If the Company does not intend to sell and it is not more likely than not that the Company will be required to sell the impaired securities before recovery of the amortized cost basis, the Company recognizes the cumulative effect of initially applying this ASC 320 as an adjustment to the opening balance of retained earnings with a corresponding adjustment to accumulated other comprehensive income, including related tax effects. The Company elected to early adopt ASC 320, Investments Debt and Equity Securities on its impaired securities portfolio since it provides more transparency in the consolidated financial statements related to the bifurcation of the credit and non-credit losses.
The following table provides the impact of adoption of ASC 320 on the Company’s balance sheet as of January 1, 2009:

	Unrealized		Unrealized
	Non-Credit	Cumulative	Non-Credit
	Losses Prior to	Effect	Losses After
	Adoption	Adjustment	Adoption
		(in thousands)
Unrealized non-credit impairment losses on held-to-maturity securities	$-	$4,705	$4,705
Unrealized non-credit impairment losses on available-for-sale securities	-	2,831	2,831

Pre-tax cumulative effect adjustment		7,536
Reversal of tax effect		(2,688)

Cumulative effect adjustment, net		$4,848

For the year ended December 31, 2010, the Company determined that certain collateralized mortgage debt securities contained credit losses. The impairment credit loss related to these debt securities was $1.2 million.
For the year ended December 31, 2009, the Company determined that certain collateralized mortgage debt securities met the applicable criteria for bifurcation of the credit losses and other market losses. The impairment credit loss related to these debt securities for the year ended December 31, 2009 was $1.2 million. The remaining loss due to other market factors was $1.8 million.
The following table presents a rollforward of the amount related to impairment credit losses recognized in earnings for the year ended December 31, 2010 and 2009:

Debt Security Credit Losses
Recognized in Other Comprehensive Income/Earnings For the Year
Ended December 31, 2010

	Debt Obligations and	Private Label Mortgage-
	Structured Securities	Backed Securities
	(in thousands)
Beginning balance of impairment losses held in other comprehensive income	$(544)	$(1,811)
Current period other-then temporary impairment credit recognized through earnings	544	-
Reductions for securities sold during the period	-	-
Additions or reductions in credit losses due to change of intent to sell	-	-
Reductions for increases in cash flows to be collected on impaired securities	-	-

Ending balance of net unrealized gains and (losses) held in other comprehensive income	$-	$(1,811)

Debt Security Credit Losses
Recognized in Other Comprehensive Income/Earnings For the Year
Ended December 31, 2009

	Debt Obligations and	Private Label Mortgage-
	Structured Securities	Backed Securities
	(in thousands)
Beginning balance of impairment losses held in other comprehensive income	$(4,705)	$(2,831)
Current period other-then temporary impairment credit recognized through earnings	4,161	1,219
Reductions for securities sold during the period	-	-
Additions or reductions in credit losses due to change of intent to sell	-	-
Reductions for increases in cash flows to be collected on impaired securities	-	(199)

Ending balance of net unrealized gains and (losses) held in other comprehensive income	$(544)	$(1,811)

17. FAIR VALUE OF FINANCIAL INSTRUMENTS
The estimated fair value of the Company’s financial instruments is as follows:

	December 31,
	2010		2009
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(in thousands)
Financial assets:
Cash and due from banks	$87,984	$87,984	$116,841	$116,841
Federal funds sold	918	918	3,473	3,473
Money market investments	37,733	37,733	54,029	54,029
Investment securities - measured at fair value	14,301	14,301	58,670	58,670
Investment securities - available for sale	1,172,913	1,172,913	744,598	744,598
Investment securities - held to maturity	48,151	47,996	7,482	7,482

Derivatives	1,396	1,396	1,139	1,139
Restricted stock	36,877	36,877	41,378	41,378
Loans, net	4,129,843	3,868,852	3,971,015	3,654,227
Accrued interest receivable	19,433	19,433	18,742	18,742

Financial liabilities:
Deposits	5,338,441	5,341,701	4,722,102	4,731,827
Accrued interest payable	6,085	6,085	4,179	4,179
Customer repurchases	109,409	109,409	223,269	223,269
Other borrowed funds	72,964	85,454	29,352	29,352
Junior subordinated debt	43,034	43,034	42,438	42,438
Subordinated debt	-	-	60,000	60,000
Derivatives	1,396	1,396	1,139	1,139
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
Interest rate risk exposure is measured using interest rate sensitivity analysis to determine our change in net portfolio value and net interest income resulting from hypothetical changes in interest rates. If potential changes to net portfolio value and net interest income resulting from hypothetical interest rate changes are not within the limits established by the Board of Directors, the Board of Directors may direct management to adjust the asset and liability mix to bring interest rate risk within board-approved limits. As of December 31, 2010, the Company’s interest rate risk profile was within Board-approved limits.
Each of the Company’s subsidiary banks has an Asset and Liability Management Committee charged with managing interest rate risk within Board approved limits. Such limits may vary by bank based on local strategy and other considerations, but in all cases, are structured to prohibit an interest rate risk profile that is significantly asset or liability sensitive. There exists an Asset and Liability Management Committee at the holding company levels that reviews the interest rate risk of each subsidiary bank, as well as, an aggregated position for the entire Company.
Fair value of commitments
The estimated fair value of standby letters of credit outstanding at December 31, 2010 and 2009 is insignificant. Loan commitments on which the committed interest rate is less than the current market rate are also insignificant at December 31, 2010 and 2009.
18. PARENT COMPANY FINANCIAL INFORMATION
The condensed financial statements of the holding company are presented in the following pages.

WESTERN ALLIANCE BANCORPORATION
Condensed Balance Sheets

	December 31,
	2010	2009
	(in thousands)
ASSETS:
Cash and cash equivalents	$2,552	$21,848
Securities available for sale	62,383	92,246
Trading assets	-	5,052
Investment in subsidiaries	612,879	500,616
Other assets	45,793	1,351

	$723,607	$621,113

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Borrowings	$72,964	$-
Accrued interest and other liabilities	5,435	2,950
Junior subordinated debt	43,034	42,438

Total liabilities	121,433	45,388

Stockholders’ equity:
Preferred stock	130,827	127,945
Common stock	8	7
Additional paid-in capital	739,561	684,092
Retained deficit	(258,800)	(241,724)
Accumulated other comprehensive loss	(9,422)	5,405

Total stockholders’ equity	602,174	575,725

	$723,607	$621,113

WESTERN ALLIANCE BANCORPORATION
Condensed Statements of Operations

	Year Ended December 31,
	2010	2009	2008
	(in thousands)
Interest and dividend income	$1,716	$1,605	$8
Interest expense on borrowings	5,642	3,113	4,750

Net interest expense	(3,926)	(1,508)	(4,742)

Other income (loss):
(Loss) from consolidated subsidiaries	(5,843)	(123,859)	(233,779)
Fair value (losses) gains	(540)	(17,938)	19,202
Other income	15,263	1,565	1,262

Total other income	8,880	(140,232)	(213,315)

Expenses:
Salaries and employee benefits	10,256	7,325	7,425
Other	9,662	4,224	7,203

	19,918	11,549	14,628

Loss before income tax benefit	(14,964)	(153,289)	(232,685)
Income tax benefit (expense)	7,769	1,883	(3,775)

Net loss	(7,195)	(151,406)	(236,460)
Preferred stock dividends	7,000	7,000	778
Accretion on preferred stock discount	2,882	2,742	303

Net loss available to common stockholders	$(17,077)	$(161,148)	$(237,541)

Western Alliance Bancorporation
Condensed Statements of Cash Flows

	Year Ended December 31,
	2010	2009	2008
	(in thousands)
Cash Flows from Operating Activities:
Net income (loss)	$(7,195)	$(151,406)	$(236,460)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Equity in net undistributed (earnings) losses of consolidated subsidiaries	5,843	123,859	233,779
Dividends received from subsidiaries	517	4,370	11,200
Stock-based compensation expense	1,268	1,296	1,037
Trust preferred securities fair value (gains) losses	596	600	(19,202)
Net amortization of premiums on investment securities	112	478	-
Securities impairment	-	1,463	-
Gain on sale of securities	(11,681)	(4,415)	-
(Increase) decrease in other assets	(31,914)	(4,332)	(1,154)
Deferred taxes	(4,096)	(15,261)	6,912
Increase (decrease) in other liabilities	2,483	17,852	717
Other, net	-	5,380	4,528

Net cash (used in) provided by operating activities	(44,067)	(20,116)	1,357

Cash Flows from Investing Activities:
Purchases of securities	(23,568)	(304,790)	(5,325)
Proceeds from sales and maturities of securities	52,815	226,495	-
Purchase of premises and equipment	(37)	-	(1,516)
Proceeds from business divestitures	2,284	2,700	-
Investment in subsidiaries	(120,500)	(124,792)	(138,000)
Other,net	-	(78)	-

Net cash used in investing activities	(89,006)	(200,465)	(144,841)

Cash Flows from Financing Activities:
Net (repayments) proceeds from borrowings	72,844	-	(21,730)
Proceeds from exercise of stock options and stock warrants	359	78	1,381
Excess tax benefits on share-based payment arrangements	-	-	23
Cost of issuing stock in acquisition or offering	-	-	(189)
Share repurchases	-	-	(356)
Dividends paid	(7,000)	(6,833)	-
Proceeds from stock issuances, net	47,574	191,268	220,215

Net cash provided by financing activities	113,777	184,513	199,344

Increase (decrease) in cash and cash equivalents	(19,296)	(36,068)	55,860
Cash and Cash Equivalents, beginning of year	21,848	57,916	2,056

Cash and Cash Equivalents, end of year	$2,552	$21,848	$57,916

19. SEGMENTS
The Company provides a full range of banking services and investment advisory services through its consolidated subsidiaries. Applicable guidance provides that the identification of reportable segments be on the basis of discreet business units and their financial information to the extent such units are reviewed by the entity’s chief decision maker.
The Company adjusted segment reporting composition during, 2010 to more accurately reflect the way the Company manages and assesses the performance of the business. During 2010, the Company sold its wholly owned trust subsidiary, discontinued a portion of its credit card services, and merged from five bank subsidiaries to three.
The re-defined structure at December 31, 2010 consists of the following segments: “Bank of Nevada”, “Western Alliance Bank”, “Torrey Pines Bank” and “Other” (Western Alliance Bancorporation holding company, Western Alliance Equipment Finance, Shine Investment Advisory Services, Inc, Premier Trust until September 1, 2010, and the discontinued

operations portion of the credit card services). All prior period balances were reclassified to reflect the change in structure.
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
The Company does not have a single external customer from which it derives 10 percent or more of its revenues.
The following is a summary of selected operating segment information as of and for the years ended December 31, 2010, 2009 and 2008:

					Inter-
					segment	Consoli-
	Bank	Western	Torrey		elimi-	dated
	of Nevada	Alliance Bank	Pines Bank	Other	nations	Company

	(in millions)
At December 31, 2010
Assets	$2,771.4	$1,927.5	$1,452.2	$731.0	$(714.2)	$6,167.9
Gross loans and deferred fees, net	1,914.1	1,305.4	1,063.8	-	(42.8)	4,240.5
Less: Allowance for credit losses	(73.5)	(20.4)	(16.8)	-	-	(110.7)

Net loans	1,840.6	1,285.0	1,047.0	-	(42.8)	4,129.8

Goodwill	23.2	-	-	2.7	-	25.9
Deposits	2,388.3	1,671.1	1,281.6	-	(2.6)	5,338.4
Stockholders’ equity	310.6	163.3	135.5	609.6	(616.8)	602.2

No. of branches	12	16	11	-	-	39
No. of FTE	421	225	203	59.0	-	908

					Inter-
					segment	Consoli-
	Bank	Western	Torrey		elimi-	dated
	of Nevada	Alliance Bank	Pines Bank	Other	nations	Company

	(in thousands)
As of December 31, 2010:
Net interest income	$104,536	$69,223	$62,714	$(3,920)	$-	$232,553
Provision for credit losses	76,669	6,374	10,168	-	-	93,211

Net interest income (loss) after provision for credit losses	27,867	62,849	52,546	(3,920)	-	139,342
Non-interest income	21,053	9,369	4,489	13,598	(1,673)	46,836
Non-interest expense	(90,336)	(51,270)	(38,893)	(17,932)	1,673	(196,758)

Income (loss) from continuing operations before income taxes	(41,416)	20,948	18,142	(8,254)	-	(10,580)
Income tax expense (benefit)	(15,010)	8,147	7,825	(7,372)	-	(6,410)

Income(loss) from continuing operations	(26,406)	12,801	10,317	(882)	-	(4,170)
Loss from discontinued operations, net	-	-	-	(3,025)	-	(3,025)

Net income (loss)	$(26,406)	$12,801	$10,317	$(3,907)	$-	$(7,195)

					Inter-
					segment	Consoli-
	Bank	Western	Torrey		elimi-	dated
	of Nevada	Alliance Bank	Pines Bank	Other	nations	Company

	(in millions)
At December 31, 2009:
Assets	$2,779.1	$1,640.8	$1,338.1	$132.8	$(137.5)	$5,753.2
Gross loans and deferred fees, net	2,072.4	1,125.4	924.8	-	(43.0)	4,079.6
Less: Allowance for credit losses	(67.8)	(26.3)	(14.5)	-	-	(108.6)

Net loans	2,004.6	1,099.1	910.3	-	(43.0)	3,971.0

Goodwill	23.2	-	-	2.7	-	25.9
Customer deposits	2,203.8	1,439.8	1,081.9	-	(3.4)	4,722.1
Stockholders’ equity	251.7	121.9	122.0	85.7	(5.6)	575.7

No. of branches	12	16	9	-	-	37
No. of FTE	438	224	205	63	-	930

					Inter-
					segment	Consoli-
	Bank	Western	Torrey		elimi-	dated
	of Nevada	Alliance Bank	Pines Bank	Other	nations	Company

	(in thousands)
As of December 31, 2009
Net interest income	$106,014	$52,521	$45,205	$(1,451)	$-	$202,289
Provision for credit losses	104,859	30,450	13,790	0	-	149,099

Net interest income after provision for credit losses	1,155	22,071	31,415	(1,451)	-	53,190
Non-interest income	6,093	5,617	4,319	(7,009)	(4,585)	4,435
Goodwill impairment charge	(45,000)	-	-	(4,670)	-	(49,670)
Non-interest expense	(87,977)	(51,832)	(40,383)	(17,700)	4,585	(193,307)

Income (loss) from continuing operations before income taxes	(125,729)	(24,144)	(4,649)	(30,830)	-	(185,352)
Income tax expense (benefit)	(28,074)	(8,542)	(1,386)	(451)	-	(38,453)

Income(loss) from continuing operations	(97,655)	(15,602)	(3,263)	(30,379)	-	(146,899)
Loss from discontinued operations, net	-	-	-	(4,507)	-	(4,507)

Net income (loss)	$(97,655)	$(15,602)	$(3,263)	$(34,886)	$-	$(151,406)

					Inter-
		Western	Torrey		segment	Consoli-
	Bank	Alliance	Pines		Elimi-	dated
	of Nevada	Bank	Bank	Other	nations	Company
	(in thousands)
As of December 31, 2008:
Net interest income	$111,984	$48,688	$38,904	$(4,668)	$-	$194,908
Provision for loan losses	47,437	12,392	8,360	-	-	68,189

Net interest income (loss) after provision for credit losses	64,547	36,296	30,544	(4,668)	-	126,719
Noninterest income	(102,226)	(22,755)	(26,999)	37,882	(3,160)	(117,258)
Goodwill impairment charge	(59,515)	(79,329)	-	-	-	(138,844)
Other non-interest expense	(64,085)	(39,870)	(28,493)	(20,835)	3,160	(150,123)

Income (loss) before income taxes	(161,279)	(105,658)	(24,948)	12,379	-	(279,506)
Income tax expense (benefit)	(36,949)	(10,259)	(10,164)	7,876	-	(49,496)

Net loss from continuing operations	(124,330)	(95,399)	(14,784)	4,503	-	(230,010)
Loss from discontinued operations, net	-			(6,450)		(6,450)

Net income (loss)	$(124,330)	$(95,399)	$(14,784)	$(1,947)	$-	$(236,460)

20.  QUARTERLY FINANCIAL DATA (UNAUDITED)

	December 31,
	2010
	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter
	(in thousands, except per share amounts)
Interest and dividend income	$72,374	$70,705	$70,000	$68,734
Interest expense	11,463	11,237	12,544	14,016

Net interest income	60,911	59,468	57,456	54,718
Provision for loan losses	18,384	22,965	23,115	28,747

Net interest income (loss), after provision for credit losses	42,527	36,503	34,341	25,971
Non-interest income (loss)	(720)	12,167	20,760	14,629
Non-interest expenses	(56,545)	(46,109)	(53,262)	(40,843)

Income (loss) from continuing operations before income taxes	(14,738)	2,561	1,839	(243)
Income tax (benefit) expense	(4,580)	(79)	(190)	(1,562)

Loss from continuing operations	(10,158)	2,640	2,029	1,319
Loss from discontinued operations net of tax benefit	(657)	(631)	(802)	(935)

Net (loss) income	$(10,815)	$2,009	$1,227	$384

Earnings (loss) per share:
Basic	$(0.17)	$(0.01)	$(0.02)	$(0.03)

Diluted	$(0.17)	$(0.01)	$(0.02)	$(0.03)

	December 31,
	2009
	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter
	(in thousands, except per share amounts)
Interest and dividend income	$67,813	$67,746	$70,296	$70,168
Interest expense	16,025	18,776	19,495	19,438

Net interest income	51,788	48,970	50,801	50,730
Provision for loan losses	40,792	50,750	37,573	19,984

Net interest income (loss), after provision for credit losses	10,996	(1,780)	13,228	30,746
Non-interest income (loss)	4,269	12,547	15,447	(27,828)
Non-interest expenses	(51,320)	(50,448)	(50,173)	(91,036)

Income (loss) from continuing operations before income taxes	(36,055)	(39,681)	(21,498)	(88,118)
Income tax (benefit) expense	(10,258)	(16,724)	(8,427)	(3,044)

Loss from continuing operations	(25,797)	(22,957)	(13,071)	(85,074)
Loss from discontinued operations net of tax benefit	(1,115)	(958)	(1,066)	(1,368)

Net (loss) income	$(26,912)	$(23,915)	$(14,137)	$(86,442)

Earnings (loss) per share:
Basic	$(0.41)	$(0.37)	$(0.31)	$(2.33)

Diluted	$(0.41)	$(0.37)	$(0.31)	$(2.33)

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.	CONTROLS AND PROCEDURES
As of the end of the period covered by this Annual Report on Form 10-K, an evaluation was carried out by the Company’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e), under the Securities Exchange Act of 1934. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of the end of the period covered by this report. No changes were made to the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during the last fiscal quarter that materially affected, or are reasonably likely to affect, the Company’s internal control over financial reporting.
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
As of December 31, 2010, management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) of the Treadway Commission. Based on this assessment, management determined that the Company maintained effective internal control over financial reporting as of December 31, 2010, based on those criteria.
McGladrey & Pullen, LLP, the independent registered public accounting firm that audited the consolidated financial statements of the Company included in this Annual Report on Form 10-K has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010. The report, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010, is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders
Western Alliance Bancorporation
We have audited Western Alliance Bancorporation’s (the Company) internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Western Alliance Bancorporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (a) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (b) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (c) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, Western Alliance Bancorporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of Western Alliance Bancorporation and our report dated March 4, 2011 expressed an unqualified opinion.
/s/ McGLADREY & PULLEN, LLP
Las Vegas, Nevada
March 4, 2011

ITEM 9B.	OTHER INFORMATION
Not applicable.
PART III
ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item is incorporated by reference from the Company’s Definitive Proxy Statement for the 2011 Annual Meeting of Stockholders to be held on April 26, 2011.
The Company has adopted a Code of Conduct applicable to all of our directors and employees, including the principal executive officer, principal financial officer and principal accounting officer. A copy of the Code of Conduct is available on the Company’s website at www.westernalliancebancorp.com.
ITEM 11.  EXECUTIVE COMPENSATION
The information required by this item is incorporated by reference from the Company’s Definitive Proxy Statement for the 2011 Annual Meeting of Stockholders to be held on April 26, 2011.
ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item is incorporated by reference from the Company’s Definitive Proxy Statement for the 2011 Annual Meeting of Stockholders to be held on April 26, 2011.
ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
The information required by this item is incorporated by reference from the Company’s Definitive Proxy Statement for the 2011 Annual Meeting of Stockholders to be held on April 26, 2011.
ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this item is incorporated by reference from the Company’s Definitive Proxy Statement for the 2011 Annual Meeting of Stockholders to be held on April 26, 2011.

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

3.4	Amended and Restated By-Laws (incorporated by reference to Exhibit 3.1 to Western Alliance’s Form 8-K filed with the SEC on January 25, 2008).

3.5	Amendment to Amended and Restated By-Laws (incorporated by reference to Exhibit 3.1 to Western Alliance’s Form 8-K filed with the SEC on September 20, 2010).

3.6
Certificate of Amendment to Amended and Restated Articles of Incorporation of Western Alliance Bancorporation (incorporated by reference to Exhibit 3.1 to Western Alliance’s Form 8-K filed with the SEC on May 3, 2010).

3.7
Certificate of Amendment to Amended and Restated Articles of Incorporation of Western Alliance Bancorporation (incorporated by reference to Exhibit 3.1 to Western Alliance’s Form 8-K filed with the SEC on November 30, 2010).

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

4.5
Senior Debt Indenture, dated August 25, 2010, between Western Alliance Bancorporation and Wells Fargo Bank, National Association, as trustee. (incorporated by reference to Exhibit 4.1 to Western Alliance’s Form 8-K filed with the SEC on August 25, 2010).

4.6
First Supplemental Indenture, dated August 25, 2010, between Western Alliance Bancorporation and Wells Fargo Bank, National Association, as trustee. (incorporated by reference to Exhibit 4.2 to Western Alliance’s Form 8-K filed with the SEC on August 25, 2010).

4.7	Form of 10.00% Senior Notes due 2015 (incorporated by reference to Exhibit 4.3 to Western Alliance’s Form 8-K filed with the SEC on August 25, 2010).

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

10.15
Letter Agreement, dated November 21, 2008, between Western Alliance Bancorporation and the United States Department of the Treasury, and the Securities Purchase Agreement – Standard Terms attached thereto (incorporated by reference to Exhibit 10.1 to Western Alliance’s Form 8-K filed with the SEC on November 25, 2008).

10.16	Western Alliance Bancorporation 2008 Annual Bonus Plan (incorporated by reference to Exhibit 10.1 to Western Alliance’s Form 10-Q filed with the SEC on August 10, 2009). ±

10.17	Western Alliance Bancorporation 2009 Annual Bonus Plan (incorporated by reference to Exhibit 10.2 to Western Alliance’s Form 10-Q filed with the SEC on August 10, 2009). ±

10.18	Western Alliance Bancorporation 2010 Annual Bonus Plan (incorporated by reference to Exhibit 10.18 to Western Alliance’s Form 10-k filed with the SED on March 16, 2010). ±

10.19	Western Alliance Bancorporation 2011 Annual Bonus Plan. ±

10.20	Bank of Nevada 2008 Annual Bonus Plan (incorporated by reference to Exhibit 10.3 to Western Alliance’s Form 10-Q filed with the SEC on August 10. 2009). ±

10.21	Bank of Nevada 2009 Annual Bonus Plan (incorporated by reference to Exhibit 10.4 to Western Alliance’s Form 10-Q filed with the SEC on August 10. 2009). ±

10.22	Bank of Nevada 2010 Annual Bonus Plan (incorporated by reference to Exhibit 10.21 to Western Alliance’s Form 10-K filed with the SEC on March 16, 2010). ±

10.23	Torrey Pines Bank 2008 Annual Bonus Plan (incorporated by reference to Exhibit 10.5 to Western Alliance’s Form 10-Q filed with the SEC on August 10. 2009). ±

10.24	Torrey Pines Bank 2009 Annual Bonus Plan (incorporated by reference to Exhibit 10.6 to Western Alliance’s Form 10-Q filed with the SEC on August 10. 2009). ±

10.25	Torrey Pines Bank 2010 Annual Bonus Plan (incorporated by reference to Exhibit 10.21 to Western Alliance’s Form 10-K filed with the SEC on March 16, 2010). ±

10.26	First Independent Bank of Nevada 2009 Annual Bonus Plan (incorporated by reference to Exhibit 10.7 to Western Alliance’s Form 10-Q filed with the SEC on August 10, 2009). ±

10.27	First Independent Bank of Nevada 2010 Annual Bonus Plan (incorporated by reference to Exhibit 10.21 to Western Alliance’s Form 10-K filed with the SEC on March 16, 2010). ±

10.28	Alliance Bank of Arizona 2009 Annual Bonus Plan (incorporated by reference to Exhibit 10.8 to Western Alliance’s Form 10-Q filed with the SEC on August 10, 2009). ±

10.29	Alliance Bank of Arizona 2010 Annual Bonus Plan (incorporated by reference to Exhibit 10.21 to Western Alliance’s Form 10-K filed with the SEC on March 16, 2010). ±

10.30	Alta Alliance Bank 2009 Annual Bonus Plan (incorporated by reference to Exhibit 10.9 to Western Alliance’s Form 10-Q filed with the SEC on August 10, 2009). ±

10.31	Alta Alliance Bank 2010 Annual Bonus Plan. ±(incorporated by reference to Exhibit 10.21 to Western Alliance’s Form 10-K filed with the SEC on March 16, 2010)

10.32
Underwriting Agreement, dated May 14, 2009, by and between Western Alliance Bancorporation and Keefe, Bruyette & Woods, Inc. (incorporated by reference to Exhibit 1.1 to Western Alliance’s Form 8-K/A filed with the SEC on August 10, 2009).

10.33
Employment letter dated April 2, 2010, between Western Alliance Bancorporation and Kenneth Vecchione (incorporated by reference to Exhibit 10 to Western Alliance’s Form 10-Q/A filed with the SEC on August 18, 2010).

10.34
Underwriting Agreement, dated August 19, 2010, by and between Western Alliance Bancorporation and Keefe, Bruyette & Woods, Inc. (incorporated by reference to Exhibit 1.1 to Western Alliance’s Form 8-K filed with the SEC on August 24, 2010).

10.35
Underwriting Agreement, dated August 20, 2010, by and among Western Alliance Bancorporation and Keefe, Bruyette & Woods, Inc. and Goldman, Sachs & Co. (incorporated by reference to Exhibit 1.1 to Western Alliance’s Form 8-K filed with the SEC on August 25, 2010).

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
99.1 Certification of Chief Executive Officer Pursuant to Section 111(b)(4) of the Emergency Economic Stabilization Act of 2008.
99.2 Certification of Chief Financial Officer Pursuant to Section 111(b)(4) of the Emergency Economic Stabilization Act of 2008.
Stockholders may obtain copies of exhibits by writing to: Dale Gibbons, Western Alliance Bancorporation, One East Washington Street Suite 1400, Phoenix, AZ 85004.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WESTERN ALLIANCE BANCORPORATION

March 4, 2011	By:	/s/Robert Sarver

Robert Sarver
Chairman of the Board and
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
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in their listed capacities on March 4, 2011:

Name	Title

/S/ Robert Sarver	Chairman of the Board and Chief Executive Officer
Robert Sarver	(Principal Executive Officer)

/S/ Dale Gibbons	Executive Vice President and Chief Financial
Dale Gibbons	Officer (Principal Financial Officer)

/S/ Susan C. Thompson	Senior Vice President and Controller
Susan C. Thompson	(Principal Accounting Officer)

/S/ Kenneth A. Vecchione	President and Chief Operating Officer
Kenneth A Vecchione

/S/ Bruce D. Beach Bruce D. Beach	Director

/S/ William S. Boyd	Director
William S. Boyd

/S/ Steven J. Hilton	Director
Steven J. Hilton

/S/ Marianne Boyd Johnson	Director
Marianne Boyd Johnson

Director
Cary Mack

/S/ Todd Marshall	Director
Todd Marshall

/S/ M. Nafees Nagy	Director
M. Nafees Nagy

/S/ James Nave	Director
James Nave

/S/ John Peter Sande III	Director
John Peter Sande III

/S/ Donald D. Snyder	Director
Donald D. Snyder

Director
Sung Won Sohn