Form 10-Q
period 2011-03-31
WESTERN ALLIANCE BANCORPORATION
filed 2011-05-06
CIK 1212545

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended March 31, 2011
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Transition period from                      to
Commission File Number: 001-32550

WESTERN ALLIANCE BANCORPORATION
(Exact Name of Registrant as Specified in Its Charter)

Nevada	88-0365922
(State or Other Jurisdiction	(I.R.S. Employer I.D. Number)
of Incorporation or Organization)

One E. Washington Street, Phoenix, AZ	85004
(Address of Principal Executive Offices)	(Zip Code)

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
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Common stock issued and outstanding: 82,250,886 shares as of April 30, 2011.

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)
WESTERN ALLIANCE BANCORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31,
	2011	December 31,
	(unaudited)	2010
	(in thousands, except per share
	amounts)
Assets:
Cash and due from banks	$99,875	$87,984
Federal funds sold and other	—	918
Interest-bearing demand deposits in other financial institutions	263,463	127,844

Cash and cash equivalents	363,338	216,746
Money market investments	29,947	37,733
Investment securities — measured, at fair value	10,603	14,301
Investment securities — available-for-sale, at fair value; amortized cost of $1,254,095 at March 31, 2011 and $1,187,608 at December 31, 2010	1,230,896	1,172,913
Investment securities — held-to-maturity, at amortized cost; fair value of $47,869 at March 31, 2011 and $47,996 at December 31, 2010	48,150	48,151
Investments in restricted stock, at cost	35,425	36,877
Loans:
Held for investment, net of deferred fees	4,278,007	4,240,542
Less: allowance for credit losses	(106,133)	(110,699)

Total loans	4,171,874	4,129,843
Premises and equipment, net	112,028	114,372
Goodwill and other intangible assets	38,401	39,291
Other assets acquired through foreclosure, net	98,312	107,655
Bank owned life insurance	130,992	129,808
Deferred tax assets, net	79,752	79,860
Prepaid expenses	21,755	24,741
Other assets	33,281	41,501
Discontinued operations, assets held for sale	82	91

Total assets	$6,404,836	$6,193,883

Liabilities:
Deposits:
Non-interest-bearing demand	$1,455,064	$1,443,251
Interest-bearing	4,042,400	3,895,190

Total deposits	5,497,464	5,338,441
Customer repurchase agreements	163,404	109,409
Other borrowings	73,049	72,964
Junior subordinated debt, at fair value	43,034	43,034
Other liabilities	26,310	27,861

Total liabilities	5,803,261	5,591,709

Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock — par value $.0001 and liquidation value per share of $1,000; 20,000,000 authorized; 140,000 issued and outstanding	131,580	130,827
Common stock — par value $.0001; 200,000,000 authorized; 82,237,267 shares issued and outstanding at March 31, 2011 and 81,668,565 at December 31, 2010	8	8
Surplus	740,878	739,561
Retained deficit	(256,150)	(258,800)
Accumulated other comprehensive income (loss)	(14,741)	(9,422)

Total stockholders’ equity	601,575	602,174

Total liabilities and stockholders’ equity	$6,404,836	$6,193,883

See the accompanying notes.

WESTERN ALLIANCE BANCORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended
	March 31,
	2011	2010
	(in thousands, except per share amounts)
Interest income:
Loans, including fees	$63,882	$62,350
Investment securities — taxable	6,897	5,726
Investment securities — non-taxable	20	51
Dividends — taxable	308	108
Dividends — non-taxable	705	236
Other	154	263

Total interest income	71,966	68,734

Interest expense:
Deposits	7,898	12,079
Customer repurchase agreements	86	284
Other borrowings	2,182	449
Junior subordinated and subordinated debt	702	1,204

Total interest expense	10,868	14,016

Net interest income	61,098	54,718
Provision for credit losses	10,041	28,747

Net interest income after provision for credit losses	51,057	25,971

Non-interest income:
Securities impairment charges, net	—	(103)
Portion of impairment charges recognized in other comprehensive loss (before taxes)	—	—

Net securities impairment charges recognized in earnings	—	(103)
Gain on sales of securities, net	1,379	8,218
Mark to market (losses) gains, net	(509)	301
Service charges and fees	2,284	2,197
Trust and investment advisory fees	636	1,213
Operating lease income	671	964
Other fee revenue	760	762
Income from bank owned life insurance	1,184	719
Other	425	358

Total non-interest income (loss)	6,830	14,629

Non-interest expense:
Salaries and employee benefits	22,840	21,440
Occupancy expense, net	4,854	4,787
Net loss (gain) on sales/valuations of repossessed assets and bank premises, net	6,129	(1,014)
Insurance	3,863	3,492
Loan and repossessed asset expenses	2,122	2,364
Legal, professional and director fees	1,366	1,868
Marketing	1,157	1,156
Customer service	892	1,065
Data processing	848	791
Intangible amortization	890	907
Operating lease depreciation	421	689
Merger expenses	217	—
Other	2,547	3,298

Total non-interest expense	48,146	40,843

Income (loss) from continuing operations before provision for income taxes	9,741	(243)
Income tax expense (benefit)	4,029	(1,562)

Income from continuing operations	5,712	1,319
Loss from discontinued operations, net of tax benefit	(559)	(935)

Net income	5,153	384
Dividends and accretion on preferred stock	2,503	2,466

Net income (loss) available to common shareholders	$2,650	$(2,082)

WESTERN ALLIANCE BANCORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(continued)

	Three Months Ended
	March 31,
	2011	2010
	(in thousands, except per share amounts)
Income (loss) per share — basic and diluted
Continuing operations	$0.04	$(0.02)
Discontinued	(0.01)	(0.01)

	$0.03	$(0.03)

Average number of common shares — basic	80,794	71,965
Average number of common shares — diluted	81,013	71,965
Dividends declared per common share	$—	$—
See the accompanying notes.

WESTERN ALLIANCE BANCORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	Three Months Ended
	March 31,
	2011	2010
	(in thousands)
Net income	$5,153	$384

Other comprehensive (loss)/ income, net:
Unrealized (loss)/ gain on securities AFS, net	(4,486)	4,548
Impairment loss on securities, net	—	63
Realized loss/ (gain) on sale of securities AFS included in income, net	(833)	(5,333)

Net other comprehensive (loss)/ income	(5,319)	(722)

Comprehensive (loss)	$(166)	$(338)

There was no impairment loss recognized for the three months ended March 31, 2011. Amount of impairment losses reclassified out of accumulated other comprehensive income into earnings for the three months ended March 31, 2010 were $0.1 million. The income tax benefit related to these losses was $40,000.
See the accompanying notes.

WESTERN ALLIANCE BANCORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

						Accumulated
	Preferred Stock		Common Stock			Other	Retained	Total
						Comprehensive	Earnings	Stockholders’
	Shares	Amount	Shares	Amount	Surplus	Income (Loss)	(Deficit)	Equity
	(in thousands)
Balance, December 31, 2010	140	$130,827	81,669	$8	$739,561	$(9,422)	$(258,800)	$602,174

Net income	—	—	—	—	—	—	5,153	5,153
Exercise of stock options	—	—	46	—	312	—	—	312
Stock-based compensation	—	—	76	—	753	—	—	753
Restricted stock grants, net	—	—	447	—	252	—	—	252
Dividends on preferred stock	—	—	—	—	—	—	(1,750)	(1,750)
Accretion on preferred stock discount	—	753	—	—	—	—	(753)	—
Other comprehensive loss, net	—	—	—	—	—	(5,319)	—	(5,319)

Balance, March 31, 2011	140	$131,580	82,238	$8	$740,878	$(14,741)	$(256,150)	$601,575

WESTERN ALLIANCE BANCORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended
	March 31,
	2011	2010
	(in thousands)
Cash flows from operating activities:
Net Income	$5,153	$384
Adjustments to reconcile net loss
to cash provided by operating activities:
Provision for credit losses	10,041	28,747
Depreciation and amortization	2,705	3,610
Stock-based compensation	1,005	2,142
Deferred income taxes and income taxes receivable	2,972	117
Net amortization of discounts and premiums for investment securities	2,696	1,475
Securities impairment	—	103
(Gains)/Losses on:
Sales of securities, AFS	(1,379)	(8,218)
Derivatives	69	(67)
Sale of repossessed assets, net	5,829	(233)
Sale of premises and equipment, net	300	(781)
Sale of loans, net	—	(8)
Changes in:
Other assets	10,723	(35,527)
Other liabilities	(1,601)	(61,458)
Fair value of assets and liabilities measured at fair value	509	(301)
Servicing rights, net	161	9

Net cash provided by (used in) operating activities	39,183	(70,006)

Cash flows from investing activities:
Proceeds from sale of securities measured at fair value	—	5
Principal pay downs and maturities of securities measured at fair value	3,606	9,284
Proceeds from sale of available-for-sale securities	72,996	182,218
Principal pay downs and maturities of available-for-sale securities	33,512	40,682
Purchase of available-for-sale securities	(174,320)	(183,623)
Proceeds from maturities of securities held-to-maturity	—	1,655
Loan originations and principal collections, net	(63,247)	(4,116)
Investment in money market	7,786	40,724
Liquidation of restricted stock	1,452	—
Sale and purchase of premises and equipment, net	229	3,498
Proceeds from sale of other real estate owned, net	13,815	10,158

Net cash (used in) provided by investing activities	(104,171)	100,485

WESTERN ALLIANCE BANCORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(continued)

	Three Months Ended
	March 31,
	2011	2010
	(in thousands)
Cash flows from financing activities:
Net increase in deposits	159,023	468,028
Net increase/ (decrease) in borrowings	53,995	(63,547)
Proceeds from issuance of common stock options and stock warrants	312	—
Cash dividends paid on preferred stock	(1,750)	(1,750)

Net cash provided by financing activities	211,580	402,731

Net increase/ (decrease) in cash and cash equivalents	146,592	433,210
Cash and cash equivalents at beginning of year	216,746	396,830

Cash and cash equivalents at end of year	$363,338	$830,040

Supplemental disclosure:
Cash paid during the period for:
Interest	$13,018	$12,692
Income taxes	—	—
Non-cash investing and financing activity:
Transfers to other assets acquired through foreclosure, net	11,175	22,290
Assets transferred to held for sale	—	480
See the accompanying notes.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Nature of Operation
Western Alliance Bancorporation (“WAL or “the Company”), incorporated in the state of Nevada, is a bank holding company providing full service banking and related services to locally owned businesses, professional firms, real estate developers and investors, local non-profit organizations, high net worth individuals and other consumers through its three wholly owned subsidiary banks: Bank of Nevada, operating in Nevada, Western Alliance Bank, operating in Arizona and Northern Nevada and Torrey Pines Bank, operating in California. In addition, its non-bank subsidiaries, Shine Investment Advisory Services, Inc. and Western Alliance Equipment Finance, offer an array of financial products and services aimed at satisfying the needs of small to mid-sized businesses and their proprietors, including financial planning, investment advice, and equipment leasing nationwide. These entities are collectively referred to herein as the Company.
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
Use of estimates in the preparation of financial statements
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant changes in the near term relate to the determination of the allowance for credit losses; fair value of other real estate owned; determination of the valuation allowance related to deferred tax assets; impairment of goodwill and other intangible assets and other than temporary impairment on securities. Although Management believes these estimates to be reasonably accurate, actual amounts may differ. In the opinion of Management, all adjustments considered necessary have been reflected in the financial statements during their preparation.
Principles of consolidation
WAL has 10 wholly-owned subsidiaries: Bank of Nevada (“BON”), Western Alliance Bank (“WAB”), Torrey Pines Bank (“TPB”), which are all banking subsidiaries; Western Alliance Equipment Finance, Inc. (“WAEF”), which provides equipment leasing; and six unconsolidated subsidiaries used as business trusts in connection with issuance of trust-preferred securities. In addition, WAL maintains an 80 percent interest in Shine Investment Advisory Services Inc. (“Shine”), a registered investment advisor. WAL divested formerly wholly-owned subsidiary Premier Trust, Inc. as of September 1, 2010.
BON has a wholly-owned Real Estate Investment Trust (“REIT”) that is used to hold certain commercial real estate loans, residential real estate loans and other loans in a real estate investment trust. The Company does not have any other entities that should be considered for consolidation. All significant intercompany balances and transactions have been eliminated in consolidation.
Reclassifications
Certain amounts in the consolidated financial statements as of December 31, 2010 and for the three months ended March 31, 2010 have been reclassified to conform to the current presentation. The reclassifications have no effect on net income or stockholders’ equity as previously reported.
Interim financial information
The accompanying unaudited consolidated financial statements as of March 31, 2011 and 2010 have been prepared in condensed format, and therefore do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These statements have been prepared on a basis that is substantially consistent with the accounting principles applied to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2010.
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
In estimating whether there are any other than temporary impairment losses, management considers 1) the length of time and the extent to which the fair value has been less than amortized cost, 2) the financial condition and near term prospects of the issuer, 3) the impact of changes in market interest rates, and 4) the intent and ability of the Company to retain its investment for a period of time sufficient to allow for any anticipated recovery in fair value.
Declines in the fair value of individual debt securities available for sale that are deemed to be other than temporary are reflected in earnings when identified. The fair value of the debt security then becomes the new cost basis. For individual debt securities where the Company does not intend to sell the security and it is not more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis, the other than temporary decline in fair value of the debt security related to 1) credit loss is recognized in earnings, and 2) market or other factors is recognized in other comprehensive income or loss. Credit loss is recorded if the present value of cash flows is less than amortized cost. For individual debt securities where the Company intends to sell the security or more likely than not will not recover all of its amortized cost, the other than temporary impairment is recognized in earnings equal to the entire difference between the securities cost basis and its fair value at the balance sheet date. For individual debt securities for which a credit loss has been recognized in earnings, interest accruals and amortization and accretion of premiums and discounts are suspended when the credit loss is recognized. Interest received after accruals have been suspended is recognized on a cash basis.
Derivative financial instruments
All derivatives are recognized on the balance sheet at their fair value, with changes in fair value reported in current-period earnings. These instruments consist primarily of interest rate swaps.
Certain derivative transactions that meet specified criteria qualify for hedge accounting. The Company occasionally purchases a financial instrument or originates a loan that contains an embedded derivative instrument. Upon purchasing the instrument or originating the loan, the Company assesses whether the economic characteristics of the embedded derivative are clearly and closely related to the economic characteristics of the remaining component of the financial instrument (i.e., the host contract) and whether a separate instrument with the same terms as the embedded instrument would meet the definition of a derivative instrument. When it is determined that (1) the embedded derivative possesses economic characteristics that are not clearly and closely related to the economic characteristics of the host contract, and (2) a separate instrument with the same terms would qualify as a derivative instrument, the embedded derivative is separated from the host contract and carried at fair value. However, in cases where (1) the host contract is measured at fair value, with changes in fair value reported in current earnings, or (2) the Company is unable to reliably identify and measure an embedded derivative for separation from its host contract, the entire contract is carried on the balance sheet at fair value and is not designated as a hedging instrument.
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
Our allowance for credit loss methodology incorporates several quantitative and qualitative risk factors used to establish the appropriate allowance for credit losses at each reporting date. Quantitative factors include our historical loss experience, delinquency and charge-off trends, collateral values, changes in the level of nonperforming loans and other factors. Qualitative factors include the economic condition of our operating markets and the state of certain industries. Specific changes in the risk factors are based on perceived risk of similar groups of loans classified by collateral type, purpose and term. An internal one-year and three-year loss history are also incorporated into the allowance calculation model. Due to the credit concentration of our loan portfolio in real estate secured loans, the value of collateral is heavily dependent on real estate values in Nevada, Arizona and California, which have declined significantly in recent periods. While management uses the best information available to make its evaluation, future adjustments to the allowance may be necessary if there are significant changes in economic or other conditions. In addition, the FDIC and state bank regulatory agencies, as an integral part of their examination processes, periodically review our subsidiary banks’ allowances for credit losses, and may require us to make additions to our allowance based on their judgment about information available to them at the time of their examinations. Management regularly reviews the assumptions and formulae used in determining the allowance and makes adjustments if required to reflect the current risk profile of the portfolio.
The allowance consists of specific and general components. The specific allowance relates to impaired loans. In general, impaired loans include those where interest recognition has been suspended, loans that are more than 90 days delinquent but because of adequate collateral coverage, income continues to be recognized, and other criticized and classified loans not paying substantially according to the original contract terms. For such loans, an allowance is established when the discounted cash flows, collateral value or observable market price of the impaired loan are lower than the carrying value of that loan, pursuant to FASB ASC 310 Receivables (“ASC 310”). Loans not collateral dependent are evaluated based on the expected future cash flows discounted at the original contractual interest rate. The amount to which the present value falls short of the current loan obligation will be set up as a reserve for that account or charged-off.
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
Although realization is not assured, the Company believes that the realization of the recognized net deferred tax asset of $79.8 million at March 31, 2011 is more likely than not based on expectations as to future taxable income and based on available tax planning strategies as defined in FASB ASC 740, Income Taxes (“ASC 740”) that could be implemented if necessary to prevent a carryforward from expiring.
The most significant source of these timing differences are the credit loss reserve build and net operating loss carryforwards, which account for substantially all of the net deferred tax asset. In general, the Company will need to generate approximately $222 million of taxable income during the respective carryforward periods to fully realize its deferred tax assets.
As a result of the recent losses, the Company is in a three-year cumulative pretax loss position at March 31, 2011. A cumulative loss position is considered significant negative evidence in assessing the realizability of a deferred tax asset. The Company has concluded that there is sufficient positive evidence to overcome this negative evidence. This positive evidence includes Company forecasts, exclusive of tax planning strategies that show realization of deferred tax assets by the end of 2013 based on current projections. In addition, the Company has evaluated tax planning strategies, including potential sales of businesses and assets in which it could realize the excess of appreciated value over the tax basis of its assets. The amount of deferred tax assets considered realizable, however, could be significantly reduced in the near term if estimates of future taxable income during the carryforward period are significantly lower than forecasted due to deterioration in market conditions.
Based on the above discussion, the net operating loss carryforward of 20 years provides sufficient time to utilize deferred federal and state tax assets pertaining to the existing net operating loss carryforwards and any NOL that would be created by the reversal of the future net deductions that have not yet been taken on a tax return.
Fair values of financial instruments
The Company uses fair value measurements to record fair value adjustments to certain assets and liabilities. FASB ASC 820, Fair Value Measurements and Disclosures (“ASC 820”) establishes a framework for measuring fair value, establishes a three-level valuation hierarchy for disclosure of fair value measurement and enhances disclosure requirements for fair value measurements. The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. The Company uses various valuation approaches, including market, income and/or cost approaches. ASC 820 establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that observable inputs be used when available. Observable inputs are inputs that market participants would use in pricing the asset or liability developed based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s assumptions about the factors market participants would consider in pricing the asset or liability developed based on the best information available in the circumstances. The hierarchy is broken down into three levels based on the reliability of inputs, as follows:
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
Management uses its best judgment in estimating the fair value of the Company’s financial instruments; however, there are inherent weaknesses in any estimation technique. Therefore, for substantially all financial instruments, the fair value estimates presented herein are not necessarily indicative of the amounts the Company could have realized in a sales transaction at March 31, 2011 or 2010. The estimated fair value amounts for 2011 and 2010 have been measured as of period-end, and have not been reevaluated or updated for purposes of these consolidated financial statements subsequent to those dates. As such, the estimated fair values of these financial instruments subsequent to the reporting date may be different than the amounts reported at the period-end.
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
Loans
Fair value for loans is estimated based on discounted cash flows using interest rates currently being offered for loans with similar terms to borrowers with similar credit quality with adjustments that the Company believes a market participant would consider in determining fair value based on a third party independent valuation. As a result, the fair value for loans disclosed in Note 10, “Fair Value of Financial Instruments,” is categorized as Level 3 in the fair value hierarchy.
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
Other Borrowings
The Company issued senior notes are based on quoted market prices and categorized as Level 3 of the fair value hierarchy.
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
Recent Accounting Pronouncements
In December 2010, the Financial Accounting Standards Board (“FASB”) issued guidance within the Accounting Standards Update (“ASU”) 2010-20 “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.” ASU 2010-20 requires entities to provide disclosures designed to facilitate financial statement users’ evaluation of (i) the nature of credit risk inherent in the entity’s portfolio of financing receivables, (ii) how that risk is analyzed and assessed in arriving at the allowance for credit losses, and (iii) the changes and reasons for those changes in the allowance for credit losses. Disclosures must be disaggregated by portfolio segment, the level at which an entity develops and documents a systematic method for determining its allowance for credit losses, and class of financing receivable, which is generally a disaggregation of portfolio segment. The required disclosures include, among other things, a roll forward of the allowance for credit losses as well as information about modified, impaired, nonaccrual and past due loans and credit quality indicators. ASU 2010-20 became effective for the Company’s financial statements as of December 31,

2010, as it relates to disclosures required as of the end of a reporting period. Disclosures that relate to activity during a reporting period are required for the Company’s financial statements that include periods beginning on or after January 1, 2011. The adoption of this guidance did not have any impact on the Company’s consolidated statement of income (loss), its consolidated balance sheet, or its consolidated statement of cash flows.
In April 2011, the FASB issued guidance within the ASU 2011-02 “A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring.” ASU 2011-02 clarifies when a loan modification or restructuring is considered a troubled debt restructuring. This guidance is effective for the first interim or annual period beginning on or after June 15, 2011, and will be applied retrospectively to the beginning of the annual period of adoption. The adoption of this guidance is not expected to have a material impact on the Company’s consolidated statement of income (loss), its consolidated balance sheet, or its consolidated statement of cash flows.
2. DISCONTINUED OPERATIONS AND ASSETS HELD FOR SALE
In the first quarter of 2010, the Company decided to discontinue its affinity credit card segment, PartnersFirst, and has presented certain activities as discontinued operations. The Company transferred certain assets with balances at March 31, 2011 of $0.1 million to held-for-sale and reported a portion of its operations as discontinued. At March 31, 2011 and December 31, 2010, the Company had $41.7 million and $45.6 million, respectively, of outstanding credit card loans which will have continuing cash flows related to the collection of these loans. These credit card loans are included in loans held for investment as of March 31, 2011 and December 31, 2010.
The following table summarizes the operating results of the discontinued operations for the periods indicated:

	Three Months Ended
	March 31,
	2011	2010
	(in thousands)
Affinity card revenue	$371	$491
Non-interest expenses	(1,335)	(2,103)

Loss before income taxes	(964)	(1,612)
Income tax benefit	(405)	(677)

Net loss	$(559)	$(935)

3. EARNINGS PER SHARE
Diluted earnings per share is based on the weighted average outstanding common shares during each period, including common stock equivalents. Basic earnings (loss) per share is based on the weighted average outstanding common shares during the period.
Basic and diluted (loss) per share, based on the weighted average outstanding shares, are summarized as follows:

	Three Months Ended
	March 31,
	2011	2010
	(in thousands, except
	per share amounts)
Basic:
Net income (loss) available to common stockholders	$2,650	$(2,082)
Average common shares outstanding	80,794	71,965

Earnings (loss) per share	$0.03	$(0.03)

Diluted:
Net income (loss) available to common stockholders	$2,650	$(2,082)
Average common shares outstanding	81,607	71,965

Earnings (loss) per share	$0.03	$(0.03)

As of March 31, 2011, the dilutive effect of stock options and restricted stock was 219,501 shares. As of March 31, 2010, all stock options and restricted stock were considered anti-dilutive and excluded for purposes of calculating diluted loss per share.
4. INVESTMENT SECURITIES
Carrying amounts and fair values of investment securities at March 31, 2011 and December 31, 2010 are summarized as follows:

	March 31, 2011
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value
	(in thousands)
Securities held-to-maturity

Collateralized debt obligations	$276	$439	$(3)	$712
Corporate bonds	45,000	—	(735)	44,265
Municipal obligations	1,374	18	—	1,392
Other	1,500	—	—	1,500

	$48,150	$457	$(738)	$47,869

		OTTI
		Recognized
		in Other	Gross	Gross
	Amortized	Comprehensive	Unrealized	Unrealized	Fair
	Cost	Loss	Gains	(Losses)	Value
	(in thousands)
Securities available-for-sale

US Government-sponsored agency securities	$290,041	$—	$—	$(9,185)	$280,856
Municipal obligations	312	—	—	(11)	301
Adjustable-rate preferred stock	66,137	—	2,587	(15)	68,709
Corporate securities	5,000	—	—	(60)	4,940
Direct obligation and GSE residential mortgage-backed securities	829,651	—	3,238	(12,801)	820,088
Private label residential mortgage-backed securities	8,513	(1,811)	1,837	(671)	7,868
Trust preferred securities	32,047	—	—	(6,202)	25,845
Other	22,394	—	39	(144)	22,289

	$1,254,095	$(1,811)	$7,701	$(29,089)	$1,230,896

Securities measured at fair value

Direct obligation and GSE residential mortgage-backed securities					$10,603

	December 31, 2010
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value
	(in thousands)
Securities held-to-maturity

Collateralized debt obligations	$276	$459	$—	$735
Corporate bonds	45,000	—	(632)	44,368
Municipal obligations	1,375	18	—	1,393
Other	1,500	—	—	1,500

	$48,151	$477	$(632)	$47,996

		OTTI
		Recognized
		in Other	Gross	Gross
	Amortized	Comprehensive	Unrealized	Unrealized	Fair
	Cost	Loss	Gains	(Losses)	Value
	(in thousands)
Securities available-for-sale

US Government-sponsored agency securities	$280,299	$—	$622	$(3,329)	$277,592
Municipal obligations	312	—	1	(11)	302
Adjustable-rate preferred stock	66,255	—	1,410	(422)	67,243
Corporate securities	5,000	—	—	(93)	4,907
Direct obligation and GSE residential mortgage-backed securities	772,217	—	5,804	(8,632)	769,389
Private label residential mortgage-backed securities	9,203	(1,811)	1,811	(1,092)	8,111
Trust preferred securities	32,057	—	—	(8,931)	23,126
Other	22,265	—	99	(121)	22,243

	$1,187,608	$(1,811)	$9,747	$(22,631)	$1,172,913

Securities measured at fair value

U.S. Government-sponsored agency securities					$2,511
Direct obligation and GSE residential mortgage-backed securities					11,790

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
Gross unrealized losses at March 31, 2011 are primarily caused by interest rate fluctuations, credit spread widening and reduced liquidity in applicable markets. The Company has reviewed securities on which there is an unrealized loss in accordance with its accounting policy for OTTI described above and recorded no impairment charges and $0.1 million for the three months ended March 31, 2011 and 2010, respectively. For 2010, the impairment charge is attributed to the unrealized losses in the Company’s CDO portfolio.
The Company does not consider any other securities to be other-than-temporarily impaired as of March 31, 2011 and December 31, 2010. However, without recovery in the near term such that liquidity returns to the applicable markets and spreads return to levels that reflect underlying credit characteristics, additional OTTI may occur in future periods.
Information pertaining to securities with gross unrealized losses at March 31, 2011 and December 31, 2010, aggregated by investment category and length of time that individual securities have been in a continuous loss position follows:

	March 31, 2011
	Less Than Twelve Months		Over Twelve Months
	Gross		Gross
	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value
	(in thousands)
Securities held-to-maturity
Collateralized debt obligations	$3	$149	$—	$—
Corporate bonds	735	44,265	—	—

	$738	$44,414	$—	$—

	March 31, 2011
	Less Than Twelve Months		Over Twelve Months
	Gross		Gross
	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value
	(in thousands)
Securities available-for-sale
US Government-sponsored agency securities	$9,185	$280,856	$—	$—
Adjustable-rate preferred stock	15	1,730	—	—
Corporate securities	60	4,940
Direct obligation and GSE residential mortgage-backed securities	12,736	549,565	65	8,362
Municipal obligations	11	245	—	—
Private label residential mortgage-backed securities	—	—	671	6,146
Trust preferred securities	—	—	6,202	25,845
Other	144	6,106	—	—

	$22,151	$843,442	$6,938	$40,353

	December 31, 2010
	Less Than Twelve Months		Over Twelve Months
	Gross		Gross
	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value
	(in thousands)
Securities held-to-maturity
Corporate bonds	$632	$39,368	$—	$—

	$632	$39,368	$—	$—

	December 31, 2010
	Less Than Twelve Months		Over Twelve Months
	Gross		Gross
	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value
	(in thousands)
Securities available-for-sale
US Government-sponsored agency securities	$3,329	$173,561	$—	$—
Adjustable-rate preferred stock	422	21,549	—	—
Corporate securities	93	4,907
Direct obligation and GSE residential mortgage-backed securities	8,562	425,248	69	8,798
Municipal obligations	11	206	—	—
Private label residential mortgage-backed securities	2	1,990	1,091	6,121
Trust preferred securities	—	—	8,931	23,126
Other	121	6,129	—	—

	$12,540	$633,590	$10,091	$38,045

At March 31, 2011 and December 31, 2010, 112 and 84 debt securities (excluding adjustable rate preferred stock, debt obligations and other structured securities), respectively, have unrealized losses with aggregate depreciation of approximately 1.9% and 1.2%, respectively, from the Company’s amortized cost basis. These unrealized losses relate primarily to fluctuations in the current interest rate environment. In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and industry analysis reports. Since material downgrades have not occurred and management does not have the intent to sell the debt securities for the foreseeable future, none of the securities described in the above table or in this paragraph were deemed to be other than temporarily impaired.
At March 31, 2011 and December 31, 2010, two investments in trust preferred securities have unrealized losses with aggregate depreciation of approximately 19.4% and 27.9%, respectively, from the Company’s amortized cost basis. These unrealized losses relate primarily to fluctuations in the current interest rate environment, and specifically to the widening of credit spreads on virtually all corporate and structured debt, which began in 2007. The Company has the intent and ability to hold trust preferred securities for the foreseeable future, none were deemed to be other than temporarily impaired.
At March 31, 2011, the net unrealized loss on trust preferred securities classified as AFS was $6.2 million, compared to $8.9 million at December 31, 2010. The Company actively monitors its debt and other structured securities portfolios classified as AFS for declines in fair value.
The amortized cost and fair value of securities as of March 31, 2011 and December 31, 2010, by contractual maturities, are shown in the table below. The actual maturities of the mortgage-backed securities may differ from their contractual maturities because the loans underlying the securities may be repaid without any penalties. Therefore, these securities are listed separately in the maturity summary. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	March 31, 2011		December 31, 2010
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value
	(in thousands)
Securities held-to-maturity
Due in one year or less	$—	$—	$—	$—
After one year through five years	998	1,005	999	1,011
After five years through ten years	40,376	39,712	40,376	39,843
After ten years	5,276	5,652	5,276	5,642
Other	1,500	1,500	1,500	1,500

	$48,150	$47,869	$48,151	$47,996

Securities available-for-sale
Due in one year or less	$5	$5	$13,005	$13,632
After one year through five years	18,088	18,450	8,434	8,663
After five years through ten years	293,998	285,254	294,027	291,243
After ten years	89,959	84,809	77,660	67,743
Mortgage backed securities	829,651	820,089	772,217	769,389
Other	22,394	22,289	22,265	22,243

	$1,254,095	$1,230,896	$1,187,608	$1,172,913

The following table summarizes the Company’s investment ratings position as of March 31, 2011:

	Securities ratings profile
	As of March 31, 2011
		Investment- grade (1)			Noninvestment-grade (1)
	AAA	AA+ to AA-	A+ to A-	BBB+ to BBB-	BB+ and below	Totals
	(in thousands)
Municipal obligations	$40	$1,373	$—	$—	$261	$1,674
Direct & GSE residential mortgage-backed securities	830,691	—	—	—	—	830,691
Private label residential mortgage-backed securities	5,574	—	—	—	2,294	7,868
U.S. Government-sponsered agency securities	280,856	—	—	—	—	280,856
Adjustable-rate preferred stock	—	—	61,649	7,060	—	68,709
CDOs & trust preferred securities	—	—	25,845	—	276	26,121
Corporate bonds	—	5,000	44,940	—	—	49,940

Total (2)	$1,117,161	$6,373	$132,434	$7,060	$2,831	$1,265,859

(1)	The Company used the average credit rating of the combination of S&P, Moody’s and Fitch in the above table where ratings differed.

(2)	Securities values are shown at carrying value as of March 31, 2011. Unrated securities consist of CRA investments with a carrying value of $22.3 million and an other investment of $1.5 million.
The following table summarizes the Company’s investment ratings position as of December 31, 2010.

	Securities ratings profile
	As of December 31, 2010
		Investment- grade (1)			Noninvestment-grade (1)
	AAA	AA+ to AA-	A+ to A-	BBB+ to BBB-	BB+ and below	Totals
	(in thousands)
Municipal obligations	$40	$1,375	$—	$—	$262	$1,677
Direct & GSE residential mortgage-backed securities	781,179	—	—	—	—	781,179
Private label residential mortgage-backed securities	5,796	—	—	—	2,315	8,111
U.S. Government-sponsered agency securities	280,103	—	—	—	—	280,103
Adjustable-rate preferred stock	—	—	60,263	6,980	—	67,243
CDOs & trust preferred securities	—	—	21,681	1,445	276	23,402
Corporate bonds	—	5,000	44,907	—	—	49,907

Total (2)	$1,067,118	$6,375	$126,851	$8,425	$2,853	$1,211,622

(1)	The Company used the average credit rating of the combination of S&P, Moody’s and Fitch in the above table where ratings differed.

(2)	Securities values are shown at carrying value as of December 31, 2010. Unrated securities consist of CRA investments with a carrying value of $22.2 million and an other investment of $1.5 million.
Securities with carrying amounts of approximately $592.5 million and $427.2 million at March 31, 2011 and December 31, 2010 were pledged for various purposes as required or permitted by law.
5. LOANS, LEASES AND ALLOWANCE FOR CREDIT LOSSES
The composition of the Company’s loans held for investment portfolio as of March 31, 2011 and December 31, 2010 is as follows:

	March 31,	December 31,
	2011	2010
	(in thousands)
Commercial real estate — owner occupied	$1,299,505	$1,223,150
Commercial real estate — non-owner occupied	1,086,788	1,038,488
Commercial and industrial	750,240	744,659
Residential real estate	504,453	527,302
Construction and land development	391,749	451,470
Commercial leases	185,695	189,968
Consumer	65,736	71,545
Deferred fees and unearned income,net	(6,159)	(6,040)

	4,278,007	4,240,542
Allowance for credit losses	(106,133)	(110,699)

Total	$4,171,874	$4,129,843

The following table presents the contractual aging of the recorded investment in past due loans by class of loans excluding deferred fees:

	March 31, 2011
		30-59 Days	60-89 Days	Over 90 days	Total
	Current	Past Due	Past Due	Past Due	Past Due	Total
	(in thousands)
Commercial real estate
Owner occupied	$1,275,265	$4,220	$5,807	$14,214	$24,241	$1,299,506
Non-owner occupied	993,287	1,869	802	3,049	5,720	999,007
Multi-family	86,956	—	1,055	—	1,055	88,011
Commercial and industrial
Commercial	741,764	4,693	2,404	1,379	8,476	750,240
Leases	185,085	—	610	—	610	185,695
Construction and land development
Construction	190,392	3,553	—	15,387	18,940	209,332
Land	170,257	2,524	3,409	6,226	12,159	182,416
Residential real estate	467,102	12,236	1,860	23,025	37,121	504,223
Consumer	63,488	742	440	1,066	2,248	65,736

Total loans	$4,173,596	$29,837	$16,387	$64,346	$110,570	$4,284,166

	December 31, 2010
		30-59 Days	60-89 Days	Over 90 days	Total
	Current	Past Due	Past Due	Past Due	Past Due	Total
	(in thousands)
Commercial real estate
Owner occupied	$1,195,219	$2,512	$10,314	$15,105	$27,931	$1,223,150
Non-owner occupied	947,784	1,111	1,022	5,543	7,676	955,460
Multi-family	80,857	—	—	2,407	2,407	83,264
Commercial and industrial
Commercial	741,337	1,644	135	1,543	3,322	744,659
Leases	189,968	—	—	—	—	189,968
Construction and land development
Construction	219,382	—	—	22,300	22,300	241,682
Land	199,773	338	—	9,678	10,016	209,789
Residential real estate	491,275	8,574	3,208	24,008	35,790	527,065
Consumer	69,027	655	460	1,403	2,518	71,545

Total loans	$4,134,622	$14,834	$15,139	$81,987	$111,960	$4,246,582

The following table presents the recorded investment in nonaccrual loans and loans past due ninety days or more and still accruing interest by class of loans:

	March 31, 2011		December 31, 2010
		Loans past		Loans past
		due 90 days		due 90 days
		or more and		or more and
	Non-accrual	still accruing	Non-accrual	still accruing
	(in thousands)		(in thousands)
Commercial real estate
Owner occupied	$33,483	$—	$25,316	$—
Non-owner occupied	10,546	—	12,189	—
Multi-family	1,397	—	2,752	—
Commercial and industrial
Commercial	9,303	21	7,349	151
Leases	610	—	—	—
Construction and land development
Construction	15,387	—	22,300	—
Land	10,821	—	14,223	—
Residential real estate	32,567	—	32,638	—
Consumer	132	1,066	232	1,307

Total	$114,246	$1,087	$116,999	$1,458

Nonaccrual loans and loans past due 90 days or more and still accruing interest totaled $115.3 million and $118.5 million at March 31, 2011 and December 31, 2010, respectively. The reduction in interest income associated with loans on nonaccrual status was approximately $0.8 million and $0.7 million for the three months ended March 31, 2011 and 2010, respectively.
The Company utilizes an internal asset classification system as a means of reporting problem and potential problem loans. Under the Company’s risk rating system, the Company classifies problem and potential problem loans as “Watch,” “Substandard,” “Doubtful”, and “Loss,” which correspond to risk ratings six, seven, eight, and nine, respectively. Substandard loans include those characterized by well defined weaknesses and carry the distinct possibility that the Company will sustain some loss if the deficiencies are not corrected. Loans classified as Doubtful, or risk rated eight, have all the weaknesses inherent in those classified Substandard with the added characteristic that the weaknesses present make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable. The final rating of Loss covers loans considered uncollectible and having such little recoverable value that it is not practical to defer writing off the asset. Loans that do not currently expose the Company to sufficient risk to warrant classification in one of the aforementioned categories, but possess weaknesses that deserve management’s close attention, are deemed to be Watch, or risk rated six. Risk ratings are updated, at a minimum, quarterly. The following tables present loans by risk rating:

	March 31, 2011
	Pass	Watch	Substandard	Doubtful	Loss	Total
	(in thousands)
Commercial real estate
Owner occupied	$1,148,999	$92,122	$58,385	$—	$—	$1,299,506
Non-owner occupied	927,092	39,840	32,075	—	—	999,007
Multi-family	85,912	417	1,682	—	—	88,011
Commercial and industrial
Commercial	695,476	29,703	24,331	730	—	750,240
Leases	181,453	159	4,083	—	—	185,695
Construction and land development
Construction	176,933	5,870	26,529	—	—	209,332
Land	118,735	20,153	43,528	—	—	182,416
Residential real estate	442,180	14,502	47,541	—	—	504,223
Consumer	62,179	1,704	1,853	—	—	65,736

Total	$3,838,959	$204,470	$240,007	$730	$—	$4,284,166

	March 31, 2011
	Pass	Watch	Substandard	Doubtful	Loss	Total
	(in thousands)
Current	$3,827,871	$199,883	$145,258	$584	$—	$4,173,596
Past due 30 - 59 days	9,888	4,116	15,833	—	—	29,837
Past due 60 - 89 days	563	471	15,353	—	—	16,387
Past due 90 days or more	637	—	63,563	146	—	64,346

Total	$3,838,959	$204,470	$240,007	$730	$—	$4,284,166

	December 31, 2010
	Pass	Watch	Substandard	Doubtful	Loss	Total
	(in thousands)
Commercial real estate
Owner occupied	$1,075,051	$89,731	$58,368	$—	$—	$1,223,150
Non-owner occupied	883,867	27,785	43,807	—	—	955,460
Multi-family	78,442	—	4,823	—	—	83,264
Commercial and industrial
Commercial	699,177	27,252	17,426	804	—	744,659
Leases	186,262	51	3,655	—	—	189,968
Construction and land development
Construction	200,375	12,086	29,220	—	—	241,682
Land	141,916	19,070	48,803	—	—	209,789
Residential real estate	460,591	17,647	48,828	—	—	527,065
Consumer	69,339	1,284	921	—	—	71,545

Total	$3,795,020	$194,905	$255,853	$804	$—	$4,246,582

	December 31, 2010
	Pass	Watch	Substandard	Doubtful	Loss	Total
	(in thousands)
Current	$3,785,145	$188,555	$160,318	$607	$—	$4,134,622
Past due 30 - 59 days	6,000	1,875	6,959	—	—	14,834
Past due 60 - 89 days	2,459	4,474	8,158	49	—	15,139
Past due 90 days or more	1,418	1	80,418	148	—	81,987

Total	$3,795,022	$194,905	$255,853	$804	$—	$4,246,582

The table below reflects recorded investment in loans classified as impaired:

	March 31,	December 31,
	2011	2010
	(in thousands)
Impaired loans with a specific valuation allowance under ASC 310	$44,561	$45,316
Impaired loans without a specific valuation allowance under ASC 310	167,176	193,019

Total impaired loans	$211,737	$238,335

Valuation allowance related to impaired loans	$(15,107)	$(13,440)

Net impaired loans were $211.7 million at March 31, 2011, a net decrease of $26.6 million from December 31, 2010. This decline is primarily attributable to a decrease in commercial real estate impaired loans, which were $104.7 million at March 31, 2011 compared to $123.9 million at December 31, 2010, a decrease of $19.3 million. In addition, impaired residential real estate loans, impaired construction and land loans and impaired consumer and credit card loans also decreased by $6.0 million, $4.2 million, and $0.3 million, respectively from $42.4 million, $58.4 million, and $0.8 million at December 31, 2010, to $36.4 million, $54.2 million and $0.5 million at March 31, 2011. Impaired commercial and industrial loans increased by $3.1 million from $12.8 million at December 31, 2010 to $15.9 million at March 31, 2011.
The following table presents the impaired loans by class:

	March 31,	December 31,
	2011	2010
	(in thousands)
Commercial real estate
Owner occupied	$58,549	$51,157
Non-owner occupied	44,439	67,959
Multi-family	1,682	4,823
Commercial and industrial
Commercial	11,859	9,148
Leases	4,083	3,655
Construction and land development
Construction	28,285	31,707
Land	25,940	26,708
Residential real estate	36,411	42,423
Consumer	489	755

Total	$211,737	$238,335

A valuation allowance is established for an impaired loan when the fair value of the loan is less than the recorded investment. In certain cases, portions of impaired loans have been charged-off to realizable value instead of establishing a valuation allowance and are included, when applicable, in the table above as “Impaired loans without specific valuation allowance under ASC 310.” The valuation allowance disclosed above is included in the allowance for credit losses reported in the consolidated balance sheets as of March 31, 2011 and December 31, 2010.
The following table is average investment in impaired loans by loan class:

	Three Months Ended
	March 31,
	2011	2010
	(in thousands)
Commercial real estate
Owner occupied	$56,956	$48,062
Non-owner occupied	58,215	33,266
Multi-family	2,972	4,302
Commercial and industrial
Commercial	9,933	16,518
Leases	3,704	224
Construction and land development
Construction	28,012	28,824
Land	24,317	49,739
Residential real estate	39,215	42,309
Consumer	629	429

Total	$223,953	$223,673

The following table presents interest income on impaired loans by class:

	Three Months Ended
	March 31,
	2011	2010
	(in thousands)
Commercial real estate
Owner occupied	$351	$442
Non-owner occupied	576	132
Multi-family	4	12
Commercial and industrial
Commercial	58	22
Leases	—	—
Construction and land development
Construction	135	99
Land	236	(9)
Residential real estate	56	134
Consumer	4	6

Total	$1,420	$838

The Company is not committed to lend significant additional funds on these impaired loans.
The following table summarizes nonperforming assets:

	March 31,	December 31,
	2011	2010
	(in thousands)
Nonaccrual loans	$114,246	$116,999
Loans past due 90 days or more on accrual status	1,087	1,458
Troubled debt restructured loans	84,094	116,696

Total nonperforming loans	199,427	235,153
Foreclosed collateral	98,312	107,655

Total nonperforming assets	$297,739	$342,808

Allowance for Credit Losses
The following table summarizes the changes in the allowance for credit losses:

	Three Months Ended
	March 31,
	2011	2010
	(in thousands)
Allowance for credit losses:
Balance at beginning of period	$110,699	$108,623
Provisions charged to operating expenses:
Construction and land development	838	9,220
Commercial real estate	6,689	9,974
Residential real estate	3,662	6,094
Commercial and industrial	(2,603)	3,181
Consumer	1,455	278

Total provision	10,041	28,747
Acquisitions	—	—
Recoveries of loans previously charged-off:
Construction and land development	416	409
Commercial real estate	471	22
Residential real estate	269	231
Commercial and industrial	829	1,238
Consumer	25	67

Total recoveries	2,010	1,967
Loans charged-off:
Construction and land development	4,198	8,638
Commercial real estate	6,114	5,884
Residential real estate	3,282	5,855
Commercial and industrial	1,407	4,757
Consumer	1,616	1,479

Total charged-off	16,617	26,613
Net charge-offs	14,607	24,646

Balance at end of period	$106,133	$112,724

The following table presents loans individually evaluated for impairment by class of loans:

	March 31, 2011
	Unpaid			Allowance
	Principal	Recorded	Partial	for Credit
	Balance	Investment	Charge-offs	Losses Allocated
	(in thousands)
With no related allowance recorded:
Commercial real estate
Owner occupied	$56,135	$50,775	$5,360	$—
Non-owner occupied	44,472	39,616	4,856	—
Multi-family	2,161	1,340	821	—
Commercial and industrial
Commercial	6,544	5,131	1,413	—
Leases	4,083	4,083	—	—
Construction and land development
Construction	19,293	15,899	3,394	—
Land	30,000	24,155	5,845	—
Residential real estate	31,609	25,689	5,920	—
Consumer	515	489	26	—
With an allowance recorded:
Commercial real estate
Owner occupied	7,786	7,774	12	2,436
Non-owner occupied	6,169	4,823	1,346	858
Multi-family	354	342	12	179
Commercial and industrial
Commercial	6,881	6,728	153	4,416
Leases	—	—	—	—
Construction and land development
Construction	12,386	12,386	—	1,958
Land	1,984	1,785	199	1,148
Residential real estate	12,104	10,722	1,382	4,112
Consumer	—	—	—	—

Total	$242,476	$211,737	$30,739	$15,107

	December 31, 2010
	Unpaid			Allowance
	Principal	Recorded	Partial	for Credit
	Balance	Investment	Charge-offs	Losses Allocated
	(in thousands)
With no related allowance recorded:
Commercial real estate
Owner occupied	$38,893	$36,811	$2,082	$—
Non-owner occupied	72,705	66,156	6,549	—
Multi-family	7,087	4,478	2,609	—
Commercial and industrial
Commercial	9,155	4,780	4,375	—
Leases	3,655	3,655	—	—
Construction and land development
Construction	23,214	19,217	3,997	—
Land	31,237	24,807	6,430	—
Residential real estate	38,936	32,593	6,343	—
Consumer	548	522	26	—
With an allowance recorded:
Commercial real estate
Owner occupied	15,684	14,346	1,338	3,873
Non-owner occupied	1,961	1,804	157	530
Multi-family	358	346	12	179
Commercial and industrial
Commercial	4,520	4,367	153	3,170
Leases	—	—	—	—
Construction and land development
Construction	12,490	12,490	—	1,722
Land	5,018	1,901	3,117	1,124
Residential real estate	11,598	9,830	1,768	2,716
Consumer	232	232	—	126

Total	$277,291	$238,335	$38,956	$13,440

The following table presents the balance in the allowance for credit losses and the recorded investment in loans by portfolio segment and based on impairment method:

	March 31, 2011
	Commercial	Commercial	Commercial	Residential	Construction
	Real Estate -	Real Estate - Non	and	Real	and Land	Commercial
	Owner Occupied	Owner Occupied	Industrial	Estate	Development	Leases	Consumer	Total
	(in thousands)
Allowance for credit losses:
Ending balance attributable to loans individually evaluated for impairment	$2,436	$1,037	$4,416	$4,112	$3,106	$—	$—	$15,107
Collectively evaluated for impairment	12,819	17,834	20,384	17,395	14,543	2,820	5,231	91,026
Acquired with deteriorated credit quality	—	—	—	—	—	—	—	—

Total ending allowance	$15,255	$18,871	$24,800	$21,507	$17,649	$2,820	$5,231	$106,133

	December 31, 2010
	Commercial	Commercial
	Real Estate -	Real Estate -	Commercial	Residential	Construction
	Owner	Non-Owner	and	Real	and Land	Commercial
	Occupied	Occupied	Industrial	Estate	Development	Leases	Consumer	Total
	(in thousands)
Allowance for credit losses
Ending balance attributable to loans individually evaluated for impairment	$3,873	$709	$3,170	$2,716	$2,846	$—	$126	$13,440
Collectively evaluated for impairment	11,108	17,353	23,981	18,173	17,741	3,631	5,272	97,259
Acquired with deteriorated credit quality	—	—	—	—	—	—	—	—

Total ending allowance	$14,981	$18,062	$27,151	$20,889	$20,587	$3,631	$5,398	$110,699

In the first quarter of 2011, the Company modified its allowance for credit loss calculation to bring the loss factors current instead of a one quarter lag and changed its premium calculation for net graded and watch loans to use a more quantitative method that better reflects the additional risk. The net effect of the change compared to the calculation method used at December 31, 2010 was to increase provision and allowance for credit losses by $3.7 million. The net effect by portfolio segment was to increase provision for credit losses for commercial real estate, construction and land, residential real estate and consumer loan portfolios by $2.0 million, $1.2 million, $0.6 million, and $0.2 million, respectively, and decrease provision for credit losses on the commercial and industrial portfolio by $0.3 million.
Loan Purchases and Sales
In the first quarter of 2011, the Company purchased $30.0 million of loans. The purchased loans were commercial and industrial. In the first quarter of 2010, the Company purchased $19.7 million of loans and leases. The purchased loans consisted of $18.1 million commercial leases and $1.6 million owner occupied commercial real estate. The Company had no significant loan sales in the first quarter of 2010 and 2011. The Company held no loans for sale at March 31, 2011 and December 31, 2010.
6. OTHER ASSETS ACQUIRED THROUGH FORECLOSURE
The following table presents the changes in other assets acquired through foreclosure:

	Three Months Ended
	March 31,
	2011	2010
	(in thousands)
Balance, beginning of period	$107,655	$83,347
Additions	11,175	32,953
Dispositions	(16,604)	(9,892)
Valuation adjustments in the period, net	(3,914)	(771)

Balance, end of period	$98,312	$105,637

At March 31, 2011 and 2010, the majority of the Company’s repossessed assets were properties located in Nevada.
7. INCOME TAXES
The reconciliation between the statutory federal income tax rate and the Company’s effective tax rate is summarized as follows:

	Three Months Ended
	March 31,
	2011	2010
	(in thousands)
Income tax at statutory rate	$3,409	$(85)
Increase (decrease) resulting from:
State income taxes, net of federal benefits	566	(290)
Dividends received deductions	(247)	(83)
Bank-owned life insurance	(414)	(252)
Tax-exempt income	(67)	(76)
Nondeductible expenses	97	95
Deferred tax asset valuation allowance	—	(957)
Equity award expense write off	617	—
Other, net	68	86

	$4,029	$(1,562)

Deferred tax assets and liabilities are included in the financial statements at currently enacted income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes.
For the three months ended March 31, 2011, the net deferred tax assets decreased $0.1 million to $79.8 million. This decrease in the net deferred tax asset was primarily the result of the net operating income of the Company for the current period, offset by an increase in the deferred tax asset related to unrealized losses on available for sale securities.
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
The Company would recognize interest accrued related to unrecognized tax benefits in tax expense. The Company has not recognized or accrued any interest or penalties for the periods ended December 31, 2010 or March 31, 2011.
The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, on January 1, 2007, which were incorporated into ASC 740. Management believes that the Company has appropriate support for the income tax positions taken and to be taken on its tax returns and that its accruals for tax liabilities are adequate for all open years based on an assessment of many factors, including past experience and interpretation of tax law applied to the facts of each matter.
The Internal Revenue Service’s Examination Division issued a notice of proposed deficiency, on January 10, 2011, proposing a taxable income adjustment of $136.7 million related to deductions taken on our 2008 tax return in connection with the partial worthlessness of collateralized debt obligations, or CDOs. The use of these deductions on our 2008 tax return resulted in an approximately $40-million tax refund for the 2006 and 2007 taxable periods. The Company filed a protest of the proposed deficiency, which is expected to cause the matter to be referred to the Internal Revenue Service’s Appeals Division. Although the Company believes that it is more likely than not that the CDO-related deductions will be respected for U.S. federal income tax purposes, there can be no assurance that the Internal Revenue Service will not successfully challenge some or all of such deductions. The Company has not accrued a reserve for this potential exposure.

8. COMMITMENTS AND CONTINGENCIES
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
Standby letters of credit and financial guarantees are conditional commitments issued by the Company to guarantee the performance of a customer to a third party in borrowing arrangements. The Company generally has recourse to recover from the customer any amounts paid under the guarantees. Typically, letters of credit issued have expiration dates within one year.
A summary of the contractual amounts for unfunded commitments and letters of credit are as follows:

	March 31,	December 31,
	2011	2010
	(in thousands)
Commitments to extend credit, including unsecured loan commitments of $162,386 at March 31, 2011 and $156,517 at December 31, 2010	$775,178	$702,336
Credit card commitments and financial guarantees	322,264	322,798
Standby letters of credit, including unsecured letters of credit of $3,425 at March 31, 2011 and $3,076 at December 31, 2010	29,840	28,013

	$1,127,282	$1,053,147

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
The Company has exposure to credit losses from unfunded commitments and letters of credit. As funds have not been disbursed on these commitments, they are not reported as loans outstanding. Credit losses related to these commitments are not included in the allowance for credit losses reported in Note 5, “Loans, Leases and Allowance for Credit Losses” of these Consolidated Financial Statements and are accounted for as a separate loss contingency as a liability. This loss contingency for unfunded loan commitments and letters of credit was $0.2 million and $0.3 million as of March 31, 2011 and December 31, 2010, respectively. Changes to this liability are adjusted through other non-interest expense.
Concentrations of Lending Activities
The Company’s lending activities are primarily driven by the customers served in the market areas where the Company has branch offices in the States of Nevada, California and Arizona. The Company monitors concentrations within five broad categories: geography, industry, product, call code, and collateral. The Company grants commercial, construction, real estate and consumer loans to customers through branch offices located in the Company’s primary markets. The Company’s business is concentrated in these areas and the loan portfolio includes significant credit exposure to the commercial real estate market of these areas. As of March 31, 2011 and December 31, 2010, commercial real estate related loans accounted for approximately 65% and 64% of total loans, respectively, and approximately 3% and 2% of commercial real estate related loans, respectively, are secured by undeveloped land. Substantially all of these loans are secured by first liens with an initial loan to value ratio of generally not more than 75%. Approximately 54% of these commercial real estate loans were owner occupied at March 31, 2011 and December 31, 2010. In addition, approximately 3% of total loans were unsecured as of March 31, 2011 and December 31, 2010.

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
Lease Commitments
The Company leases the majority of its office locations and many of these leases contain multiple renewal options and provisions for increased rents. Total rent expense of $1.3 million is included in occupancy expenses for the three month periods ended March 31, 2011 and 2010, respectively.
9. FAIR VALUE ACCOUNTING
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
The Company continues to account for these items under the fair value option. There were no financial instruments purchased by the Company in the first quarter of 2011 and during 2010 which met the ASC 825 fair value election criteria, and therefore, no additional instruments have been added under the fair value option election.
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

For the three months ended March 31, 2011 and 2010, gains and losses from fair value changes included in the Consolidated Statement of Operations were as follows:

	Changes in Fair Values for Items Measured at Fair
	Value Pursuant to Election of the Fair Value Option
	Unrealized			Total
	Gain/(Loss) on		Interest	Changes
	Assets and		Expense on	Included in
	Liabilities	Interest	Junior	Current-
	Measured at	Income on	Subordinated	Period
Description	Fair Value, Net	Securities	Debt	Earnings
	(in thousands)
Three Months Ended March 31, 2011

Securities measured at fair value	$(66)	$8	$—	$(58)
Junior subordinated debt	—	—	(249)	(249)

	$(66)	$8	$(249)	$(307)

Three Months Ended March 31, 2010

Securities measured at fair value	$183	$187	$—	$370
Junior subordinated debt	118	—	(256)	(138)

	$301	$187	$(256)	$232

March 31,
2011
(in thousands
Net gains and (losses) recognized during the period on trading securities	$(66)
Less: net gains and (losses) recognized during the period on trading securities sold during the period	—

Unrealized gains and (losses) recognized during the reporting period on trading securities still held at the reporting date	$(66)

The difference between the aggregate fair value of junior subordinated debt ($43.0 million) and the aggregate unpaid principal balance thereof ($66.5 million) was $23.5 million at March 31, 2011.
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
Junior subordinated debt: The Company estimates the fair value of its junior subordinated debt using a discounted cash flow model which incorporates the effect of the Company’s own credit risk in the fair value of the liabilities (Level 3). The Company’s cash flow assumptions were based on the contractual cash flows based as the Company anticipates that it will pay the debt according to its contractual terms. The Company evaluated priced offerings on individual issuances of trust preferred securities and estimated the discount rate based, in part, on that information. The Company estimated the discount rate at 5.717%, which is a 541 basis point spread over 3 month LIBOR (0.307% as of March 31, 2011). As of December 31, 2010, the Company estimated the discount rate at 5.873%, which is a 557 basis point spread over 3 month LIBOR (0.303%).
The fair value of these assets and liabilities were determined using the following inputs at March 31, 2011 and December 31, 2010:

	Fair Value Measurements at Reporting Date Using:
	Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs	Fair
	(Level 1)	(Level 2)	(Level 3)	Value
	(in thousands)
March 31, 2011

Assets:
Securities measured at fair value
Direct obligation & GSE residential mortgage-backed securities	$—	$10,603	$—	$10,603

Securities available for sale
U.S. Government-sponsored agency securities	$—	$280,856	$—	$280,856
Municipal Obligations	—	301	—	$301
Direct obligation & GSE residential mortgage-backed securities	—	820,088	—	$820,088
Private label residential mortgage-backed securities	—	7,868	—	$7,868
Adjustable-rate preferred stock	68,709	—	—	$68,709
Trust preferred	25,845	—	—	$25,845
Corporate debt securities	4,940	—	—	$4,940
Other	22,289	—	—	$22,289

	$121,783	$1,109,113	$—	$1,230,896

Interest rate swaps	$—	$812	$—	$812

				Fair
	(Level 1)	(Level 2)	(Level 3)	Value
Liabilities:

Junior subordinated debt	$—	$—	$43,034	$43,034

Interest rate swaps	$—	$812	$—	$812

	Fair Value Measurements at Reporting Date Using
		Quoted Prices
		in Active	Active
		Markets for	Markets for
	As of	Identical	Similar	Unobservable
	December 31,	Assets	Assets	Inputs
Description	2010	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Assets:
Securities available for sale	$1,172,913	$117,519	$1,055,394	$—
Securities measured at fair value	14,301	—	14,301	—
Interest rate swaps	1,396	—	1,396	—

Total	$1,188,610	$117,519	$1,071,091	$—

Liabilities:
Junior subordinated debt	$43,034	$—	$—	$43,034
Interest rate swaps	1,396	—	1,396	—

Total	$44,430	$—	$1,396	$43,034

Fair Value Measurements Using
Significant Unobservable Inputs
(Level 3)

Junior
Subordinated
Debt
(in thousands)
Beginning balance January 1, 2011	$(43,034)
Total gains or losses (realized/unrealized)
Included in earnings	—
Included in other comprehensive income	—
Purchases, issuances, and settlements, net	—
Transfers to held-to-maturity	—
Transfers in and/or out of Level 3	—

Ending balance March 31, 2011	$(43,034)

The amount of total 2011 gains (losses) for the period included in earnings attributable to the change in unrealized gains (losses) relating to assets still held at the reporting date	$—

The amount of total 2010 gains (losses) for the period included in earnings attributable to the change in unrealized gains (losses) relating to assets still held at the reporting date	$118

Fair value on a nonrecurring basis
Certain assets are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis, but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). The following table presents such assets carried on the balance sheet by caption and by level within the ASC 825 hierarchy as of March 31, 2011:

	Fair Value Measurements Using
		Quoted Prices
		in Active	Active
		Markets for	Markets for	Unobservable
		Identical Assets	Similar Assets	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
As of March 31, 2011:
Impaired loans with specific valuation allowance	$29,454	$—	$—	$29,454
Impaired loans without specific valuation allowance	53,509	—	—	53,509
Goodwill valuation of reporting units	25,925	—	—	25,925
Other assets acquired through foreclosure	98,312	—	—	98,312
Collateralized debt obligations	712	—	—	712
The following table presents such assets carried on the balance sheet by caption and by level within the ASC 825 hierarchy:

	Fair Value Measurements Using
		Quoted Prices
		in Active	Active
		Markets for	Markets for	Unobservable
		Identical Assets	Similar Assets	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
As of December 31, 2010:
Impaired loans with specific valuation allowance	$31,876	$—	$—	$31,876
Impaired loans without specific valuation allowance	66,355	—	—	66,355
Goodwill valuation of reporting units	25,925	—	—	25,925
Other assets acquired through foreclosure	107,655	—	—	107,655
Collateralized debt obligations	735	—	—	735
Impaired loans: The specific reserves for collateral dependent impaired loans are based on the fair value of the collateral. The fair value of collateral is determined based on third-party appraisals. In some cases, adjustments are made to the appraised values due to various factors, including age of the appraisal (which are generally obtained every six months), age of comparables included in the appraisal, and known changes in the market and in the collateral. When significant adjustments are based on unobservable inputs, such as when a current appraised value is not available or management determines the fair value of the collateral is further impaired below appraised value and there is no observable market price, the resulting fair value measurement has been categorized as a Level 3 measurement. These Level 3 impaired loans had an aggregate carrying amount of $44.6 million and specific reserves in the allowance for loan losses of $15.1 million at March 31, 2011.
Goodwill: In accordance with FASB ASC 350, Intangibles — Goodwill and Other (“ASC 350”), goodwill has been written down to its implied fair value of $25.9 million by charges to earnings in prior periods. Some of the inputs used to determine the implied fair value of the Company and the corresponding amount of the impairment included the quoted market price of our common stock, market prices of common stocks of other banking organizations, common stock trading multiples, discounted cash flows, and inputs from comparable transactions. The Company’s adjustments were primarily based on the Company’s assumptions and therefore the resulting fair value measurement was determined to be level 3.
Other assets acquired through foreclosure: Other assets acquired through foreclosure consist of properties acquired as a result of, or in-lieu-of, foreclosure. Properties or other assets classified as other assets acquired through foreclosure and other repossessed property and are initially reported at the fair value determined by independent appraisals using appraised value, less cost to sell. Such properties are generally re-appraised every six months. There is risk for subsequent volatility. Costs relating to the development or improvement of the assets are capitalized and costs relating to holding the assets are charged to expense. The Company had $98.3 million of such assets at March 31, 2011. When significant adjustments were based on unobservable inputs, such as when a current appraised value is not available or management determines the fair value of the collateral is further impaired below appraised value and there is no observable market price, the resulting fair value measurement has been categorized as a Level 3 measurement.

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
Credit vs. non-credit losses
The Company elected to apply provisions of ASC 320 as of January 1, 2009 to its AFS and HTM investment securities portfolios. The OTTI was separated into (a) the amount of total impairment related to the credit loss, and (b) the amount of the total impairment related to all other factors. The amount of the total OTTI related to the credit loss was recognized in earnings. The amount of the total impairment related to all other factors was recognized in other comprehensive income. The OTTI was presented in the statement of operations with an offset for the amount of the total OTTI that was recognized in other comprehensive income.
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
The Company recorded no impairment credit losses related to investment securities for the three months ended March 31, 2011. For the three months ended March 31, 2010, the Company determined that certain collateralized mortgage debt securities contained credit losses. The impairment credit loss related to these debt securities for the three months ended March 31, 2010 was $0.1 million.
The following table presents a rollforward of the amount related to impairment credit losses recognized in earnings for the three months ended March 31, 2011 and 2010:
Debt Security Credit Losses
Recognized in Other Comprehensive Income/Earnings
For the Three Months Ended March 31, 2011

Private Label Mortgage-
Backed Securities
(in thousands)
Beginning balance of impairment losses held in other comprehensive income	$(1,811)
Current period other-then temporary impairment credit recognized through earnings	—
Reductions for securities sold during the period	—
Additions or reductions in credit losses due to change of intent to sell	—
Reductions for increases in cash flows to be collected on impaired securities	—

Ending balance of net unrealized gains and (losses) held in other comprehensive income	$(1,811)

Debt Security Credit Losses
Recognized in Other Comprehensive Income/Earnings
For the Three Months Ended March 31, 2010

	Debt Obligations and	Private Label Mortgage-
	Structured Securities	Backed Securities
	(in thousands)
Beginning balance of impairment losses held in other comprehensive income	$(544)	$(1,811)
Current period other-then temporary impairment credit recognized through earnings	103	—
Reductions for securities sold during the period	—	—
Additions or reductions in credit losses due to change of intent to sell	—	—
Reductions for increases in cash flows to be collected on impaired securities	—	—

Ending balance of net unrealized gains and (losses) held in other comprehensive income	$(441)	$(1,811)

10. FAIR VALUE OF FINANCIAL INSTRUMENTS
The estimated fair value of the Company’s financial instruments is as follows:

	March 31,		December 31,
	2011		2010
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
		(in thousands)
Financial assets:
Cash and due from banks	$99,875	$99,875	$87,984	$87,984
Federal funds sold	—	—	918	918
Money market investments	29,947	29,947	37,733	37,733
Investment securities — measured at fair value	10,603	10,603	14,301	14,301
Investment securities — available for sale	1,230,896	1,230,896	1,172,913	1,172,913
Investment securities — held to maturity	48,150	47,869	48,151	47,996

Derivatives	812	812	1,396	1,396
Restricted stock	35,425	35,425	36,877	36,877
Loans, net	4,171,874	3,899,313	4,129,843	3,933,827
Accrued interest receivable	19,830	19,830	19,433	19,433

Financial liabilities:
Deposits	5,497,464	5,499,489	5,338,441	5,341,701
Accrued interest payable	3,935	3,935	6,085	6,085
Customer repurchases	163,404	163,404	109,409	109,409
Other borrowed funds	73,049	82,174	72,964	85,454
Junior subordinated debt	43,034	43,034	43,034	43,034
Derivatives	812	812	1,396	1,396
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

Interest rate risk exposure is measured using interest rate sensitivity analysis to determine our change in net portfolio value and net interest income resulting from hypothetical changes in interest rates. If potential changes to net portfolio value and net interest income resulting from hypothetical interest rate changes are not within the limits established by the Board of Directors, the Board of Directors may direct management to adjust the asset and liability mix to bring interest rate risk within board-approved limits. As of March 31, 2011, the Company’s interest rate risk profile was within Board-approved limits.
Each of the Company’s subsidiary banks has an Asset and Liability Management Committee charged with managing interest rate risk within Board approved limits. Such limits may vary by bank based on local strategy and other considerations, but in all cases, are structured to prohibit an interest rate risk profile that is significantly asset or liability sensitive. There also exists an Asset and Liability Management Committee at the holding company levels that reviews the interest rate risk of each subsidiary bank, as well as an aggregated position for the entire Company.
Fair value of commitments
The estimated fair value of standby letters of credit outstanding at March 31, 2011 and December 31, 2010 is insignificant. Loan commitments on which the committed interest rate is less than the current market rate are also insignificant at March 31, 2011 and December 31, 2010.
11. SEGMENTS
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
The re-defined structure at December 31, 2010 consists of the following segments: “Bank of Nevada”, “Western Alliance Bank”, “Torrey Pines Bank” and “Other” (Western Alliance Bancorporation holding company, Western Alliance Equipment Finance, Shine Investment Advisory Services, Inc., Premier Trust until September 1, 2010, and the discontinued operations portion of the credit card services). All prior period balances were reclassified to reflect the change in structure.
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
The following is a summary of selected operating segment information as of and for the periods ended March 31, 2011 and 2010:

Western Alliance Bancorporation and Subsidiaries
Operating Segment Results
Unaudited

					Inter-
					segment	Consoli-
	Bank	Western	Torrey		elimi-	dated
	of Nevada	Alliance Bank	Pines Bank*	Other	nations	Company
	(in millions)
At March 31, 2011
Assets	$2,778.3	$1,979.8	$1,590.7	$728.4	$(672.4)	$6,404.8
Gross loans and deferred fees, net	1,872.1	1,344.6	1,104.1	—	(42.8)	4,278.0
Less: Allowance for credit losses	(70.6)	(19.7)	(15.8)	—	—	(106.1)

Net loans	1,801.5	1,324.9	1,088.3	—	(42.8)	4,171.9

Goodwill	23.2	—	—	2.7	—	25.9
Deposits	2,390.2	1,693.1	1,416.7	—	(2.5)	5,497.5
Stockholders’ equity	310.4	165.8	137.0	608.7	(620.3)	601.6

No. of branches	12	16	11	—	—	39
No. of FTE	407	210	193	84	—	894

	(in thousands)
Three Months Ended March 31, 2011:
Net interest income	$26,428	$19,656	$17,317	$(2,303)	$—	$61,098
Provision for credit losses	7,003	1,600	1,437	—	—	10,041

Net interest income (loss) after provision for credit losses	19,425	18,056	15,880	(2,303)	—	51,057
Non-interest income	3,392	2,031	1,739	(332)	—	6,830
Non-interest expense	(21,672)	(12,383)	(10,491)	(3,600)	—	(48,146)

Income (loss) from continuing operations before income taxes	1,145	7,704	7,128	(6,235)	—	9,741
Income tax expense (benefit)	251	2,849	3,106	(2,177)	—	4,029

Income(loss) from continuing operations	894	4,855	4,022	(4,058)	—	5,712
Loss from discontinued operations, net	—	—	—	(559)	—	(559)

Net income (loss)	$894	$4,855	$4,022	$(4,617)	$—	$5,153

*	Excludes discontinued operations

Western Alliance Bancorporation and Subsidiaries
Operating Segment Results
Unaudited

					Inter-
					segment	Consoli-
	Bank	Western	Torrey		elimi-	dated
	of Nevada	Alliance Bank	Pines Bank*	Other	nations	Company
	(in millions)
At March 31, 2010:
Assets	$2,775.7	$1,911.4	$1,393.5	$621.5	$(605.9)	$6,096.2
Gross loans and deferred fees, net	2,013.1	1,154.3	934.7	—	(43.0)	4,059.1
Less: Allowance for credit losses	(70.2)	(25.8)	(16.7)	—	—	(112.7)

Net loans	1,942.9	1,128.5	918.0	—	(43.0)	3,946.4

Goodwill	23.2	—	—	2.7	—	25.9
Deposits	2,267.1	1,710.7	1,215.7	—	(3.4)	5,190.1
Stockholders’ equity	295.9	130.5	127.7	580.9	(559.2)	575.8

No. of branches	12	17	9	—	—	38
No. of FTE	441	238	206	63	—	948

	(in thousands)
Three Months Ended March 31, 2010:
Net interest income	$25,657	$14,886	$14,314	$(139)	$—	$54,718
Provision for credit losses	22,034	3,988	2,725	—	—	28,747

Net interest income after provision for credit losses	3,623	10,898	11,589	(139)	—	25,971
Non-interest income	7,964	1,866	896	3,446	457	14,629
Noninterest expense	(16,170)	(10,761)	(11,368)	(4,248)	1,704	(40,843)

Income (loss) from continuing operations before income taxes	(4,583)	2,003	1,117	(941)	2,161	(243)
Income tax expense (benefit)	(1,583)	861	628	(1,468)	—	(1,562)

Income(loss) from continuing operations	(3,000)	1,142	489	527	2,161	1,319
Loss from discontinued operations, net	—	—	—	(935)	—	(935)

Net income (loss)	$(3,000)	$1,142	$489	$(408)	$2,161	$384

*	Excludes discontinued operations
12. STOCKHOLDERS’ EQUITY
Stock-based Compensation
For the three months ended March 31, 2011 and 2010, 39,000 and 111,000 stock options with a weighted average exercise price of $7.27 and $5.21 per share, respectively, were granted to certain key employees and directors. The Company estimates the fair value of each option award on the date of grant using a Black-Scholes valuation model. The weighted average grant date fair value of these options was $4.00 and $3.12 per share, respectively. These stock options generally have a vesting period of 4 years and a contractual life of 7 years.
As of March 31, 2011, there were 2.4 million options outstanding, compared with 2.8 million at March 31, 2010.
For the three months ended March 31, 2011 and 2010, the Company recognized stock-based compensation expense of $0.8 million and $1.0 million, respectively.
For the three months ended March 31, 2011, 515,834 shares of restricted stock were granted. The Company estimates the compensation cost for restricted stock grants based upon the grant date fair value. Generally, these restricted stock grants have a three year vesting period. The aggregate grant date fair value for the restricted stock issued in the three month period ended March 31, 2011 was $3.8 million.
There were approximately 1,335,166 restricted shares outstanding at March 31, 2011. For the three months ended March 31, 2011, the Company recognized stock-based compensation related to restricted stock grants of $0.7 million compared to $1.2 million for the three months ended March 31, 2010 related to the Company’s restricted stock plan.

Stock Issuance
In the third quarter of 2010, the Company completed a public offering of 8,050,000 shares of common stock, including 1,050,000 shares pursuant to the underwriter’s over-allotment option, at a public offering price of $6.25 per share, for an aggregate offering price of $50.3 million. The net proceeds of the offering were approximately $47.6 million.
13. BORROWED FUNDS
The following table summarizes the Company’s borrowings as of March 31, 2011 and December 31, 2010:

	March 31,	December 31,
	2011	2010
	(in thousands)
Long Term
Other long term debt	$75,000	$75,000

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
The Banks have entered into agreements with other financial institutions under which they can borrow up to $40.0 million on an unsecured basis. The lending institutions will determine the interest rate charged on borrowings at the time of the borrowing.
As of March 31, 2011 and December 31, 2010, the Company had additional available credit with the FHLB of approximately $787.6 million and $676.3 million, respectively and with the FRB of approximately $551.1 million and $547.0 million, respectively.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This discussion is designed to provide insight into Management’s assessment of significant trends related to the Company’s consolidated financial condition, results of operations, liquidity, capital resources and interest rate sensitivity. This Form 10-Q should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 and unaudited interim consolidated financial statements and notes hereto and financial information appearing elsewhere in this report. Unless the context requires otherwise, the terms “Company,” “us,” “we,” and “our” refer to Western Alliance Bancorporation and its wholly-owned subsidiaries on a consolidated basis.
Forward-Looking Information
This report contains certain forward-looking statements, within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, which are intended to be covered by the safe harbor for “forward-looking statements” provided by the Private Securities Litigation Reform Act of 1995. These statements may include statements that expressly or implicitly predict future results, performance or events. Statements other than statements of historical fact are forward-looking statements. In addition, the words “anticipates,” “expects,” “believes,” “estimates” and “intends” or the negative of these terms or other comparable terminology constitute “forward-looking statements.” Forward-looking statements relate to expectations, beliefs, projections, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. Except as required by law, the Company disclaims any obligation to update any such forward-looking statements or to publicly announce the results of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.
Forward-looking statements contained in this Quarterly Report on Form 10-Q involve substantial risks and uncertainties, many of which are difficult to predict and are generally beyond the control of the Company and may cause our actual results to differ significantly from historical results and those expressed in any forward-looking statement. Risks and uncertainties include those set forth in our filings with the Securities and Exchange Commission and the following factors that could cause actual results to differ materially from those presented:
•	dependency on real estate and events that negatively impact real estate;

•	high concentration of commercial real estate, construction and development and commercial and industrial loans;

•	actual credit losses may exceed expected losses in the loan portfolio;

•	possible need for a valuation allowance against deferred tax assets;

•	stock transactions could require revalue of deferred tax assets;

•	exposure of financial instruments to certain market risks may cause volatility in earnings;

•	dependence on low-cost deposits;

•	ability to borrow from FHLB or FRB;

•	events that further impair goodwill;

•	increase in the cost of funding as the result of changes to our credit rating;

•	expansion strategies may not be successful,

•	our ability to control costs,

•	risk associated with changes in internal controls and processes;

•	our ability to compete in a highly competitive market;

•	our ability to recruit and retain qualified employees, especially seasoned relationship bankers;

•	the effects of terrorist attacks or threats of war;

•	risk of audit of U.S. federal tax deductions;

•	perpetration of internal fraud;

•	risk of operating in a highly regulated industry and our ability to remain in compliance;

•	the effects of interest rates and interest rate policy;

•	exposure to environmental liabilities related to the properties we acquire title;

•	recent legislative and regulatory changes including Emergency Economic Stabilization Act of 2008, or EESA, the American Recovery and Reinvestment Act of 2009, or ARRA, and the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 and the rules and regulations that might be promulgated thereunder; and

•	risks related to ownership and price of our common stock.
For additional information regarding risks that may cause our actual results to differ materially from any forward-looking statements, see “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2010.
Financial Overview and Highlights

Western Alliance Bancorporation is a multi-bank holding company headquartered in Phoenix, Arizona that provides full service banking, lending, financial planning and investment advisory services through its subsidiaries.
Financial Result Highlights for the First Quarter of 2011
Net income available to common stockholders for the Company of $2.7 million, or $0.03 per diluted share for the first quarter of 2011 compared to net loss of $2.1 million, or ($0.03) loss per diluted share for the first quarter of 2010.
The significant factors impacting earnings of the Company during the first quarter of 2011 were:
•	During the first quarter 2011, the Company improved its net interest margin to 4.35% compared to 4.17% for the first quarter of 2010 and its net interest spread to 4.06% compared to 3.84%. The increase is attributed to the reduction in the cost of interest bearing liabilities to 1.05% from 1.40%. The increased margin of 18 basis points was primarily a result of downward repricing of deposits to 0.81% from 1.32%. The Company has reported six consecutive quarters of increases in net interest income.

•	Net interest income increased by 11.7% to $61.1 million for the first quarter of 2011 compared to $54.7 million for the first quarter of 2010.

•	Provision for credit losses declined to $10.0 million for the first quarter of 2011 compared to $28.7 million for the first quarter of 2010 as problem assets stabilized.

•	During the first quarter 2011, the Company increased deposits by $159.0 million to $5.50 billion at March 31, 2011 from $5.34 billion at December 31, 2010.

•	The Company experienced loan growth of $37.5 million to $4.28 billion at March 31, 2011 from $4.24 billion at December 31, 2010.

•	Key asset quality ratios improved for the three months ended March 31, 2011 compared to 2010. Nonaccrual loans and repossessed assets to total assets improved to 3.32% from 4.17% for the comparable periods and nonaccrual loans to gross loans improved to 2.67% at March 31, 2011 compared to 3.66% at March 31, 2010.
Net loan charge-offs were $14.6 million for the first quarter, down 40.7% from $24.6 million for the first quarter of 2010.
The impact to the Company from these items, and others of both a positive and negative nature, will be discussed in more detail as they pertain to the Company’s overall comparative performance for the three months ended March 31, 2011 throughout the analysis sections of this report.
A summary of our results of operations and financial condition and select metrics is included in the following table:

	Three Months Ended March 31,
	2011	2010
	(in thousands, except per share amounts)
Net income/(loss) available to common stockholders	$2,650	$(2,082)
Basic earnings (loss) per share	0.03	(0.03)
Diluted earnings (loss) per share	0.03	(0.03)
Total assets	$6,404,836	$5,753,279
Gross loans	$4,278,007	$4,079,639
Total deposits	$5,497,464	$4,722,102
Net interest margin	4.35%	4.17%
Return on average assets	0.33%	0.03%
Return on average stockholders’ equity	3.41%	0.27%
As a bank holding company, management focuses on key ratios in evaluating the Company’s financial condition and results of operations. In the current economic environment, key ratios regarding asset credit quality and efficiency are more informative as to the financial condition of the Company than those utilized in a more normal economic period such as return on equity and return on assets.
Asset Quality

For all banks and bank holding companies, asset quality plays a significant role in the overall financial condition of the institution and results of operations. The Company measures asset quality in terms of nonaccrual loans as a percentage of gross loans, and net charge-offs as a percentage of average loans. Net charge-offs are calculated as the difference between charged-off loans and recovery payments received on previously charged-off loans. The following table summarizes asset quality metrics:

	Three Months Ended March 31,
	2011	2010
	(dollars in thousands)
Non-accrual loans	$114,246	$148,760
Non-performing assets	297,739	304,612
Non-accrual loans to gross loans	2.67%	3.66%
Net charge-offs to average loans (annualized)	1.39%	2.43%
Asset and Deposit Growth
The ability to originate new loans and attract new deposits is fundamental to the Company’s asset growth. The Company’s assets and liabilities are comprised primarily of loans and deposits. Total assets increased during the first quarter 2011 to $6.40 billion from $6.19 billion at December 31, 2010. Total gross loans excluding net deferred fees and unearned income increased by $37.6 million, or 1.0%, as of March 31, 2011 compared to December 31, 2010. Total deposits increased $159 million, or 3%, to $5.50 billion as of March 31, 2011 from $5.34 billion as of December 31, 2010.
RESULTS OF OPERATIONS
The following table sets forth a summary financial overview for the three and nine months ended March 31, 2011 and 2010.

	Three Months Ended
	March 31,		Increase
	2011	2010	(Decrease)
	(in thousands, except per share amounts)
Consolidated Statement of Operations Data:
Interest income	$71,966	$68,734	$3,232
Interest expense	10,868	14,016	(3,148)

Net interest income	61,098	54,718	6,380
Provision for credit losses	10,041	28,747	(18,706)

Net interest income after provision for credit losses	51,057	25,971	25,086
Other non-interest income	6,830	14,629	(7,799)
Non-interest expense	48,146	40,843	7,303

Net income (loss) from continuing operations before income taxes	9,741	(243)	9,984
Income tax expense (benefit)	4,029	(1,562)	5,591

Loss from continuing operations	5,712	1,319	4,393
Loss from discontinued operations, net of tax benefit	(559)	(935)	376

Net income	$5,153	$384	$4,769

Net income (loss) available to common stockholders	$2,650	$(2,082)	$4,732

Income (loss) per share — basic	$0.03	$(0.03)	$0.06

Income (loss) per share — diluted	$0.03	$(0.03)	$0.06

The Company’s primary source of income is interest income. Interest income for the three months ended March 31, 2011 was $72.0 million, an increase of 4.7% when comparing interest income for the first quarter of 2010. This increase was primarily from interest income from investment securities and loans, which increased by $1.8 million and $1.5 million, respectively, for the first quarter 2011 compared to 2010. Despite the increased interest income, average yield on interest earning assets declined 13 basis points for the three months ended March 31, 2011 compared to 2010, mostly due to decreased yields on investment securities.
Interest expense for the three months ended March 31, 2011 compared to 2010 decreased by 22.5% to $10.9 million from $14.0 million. This decline was primarily due to decreased average interest paid on deposits which declined 51 basis points to 0.81% for the three months ended March 31, 2011 compared to the same period in 2010. Interest paid on borrowings and debt increased by $1.0 for the three months ended March 31, 2011 compared to 2010 primarily due to the higher cost of the senior debt obligations borrowed in the third quarter of 2010.
Net interest income was $61.1 million for the three months ended March 31, 2011, compared to $54.7 million for the same period in 2010, an increase of $6.4 million, or 11.7%. The increase in net interest income reflects a $404.8 million increase in average earning assets, offset by a $162.9 million increase in average interest bearing liabilities. The increased margin of 18 basis points was due to a decrease in our average cost of funds primarily as a result of downward repricing of deposits.
Net Interest Margin
The net interest margin is reported on a fully tax equivalent (“FTE”) basis. A tax equivalent adjustment is added to reflect interest earned on certain municipal securities and loans that are exempt from Federal income tax. The following table sets forth the average balances and interest income on a fully tax equivalent basis and tax expense for the periods indicated:

	Three Months Ended March 31,
	2011			2010
			(dollars in thousands)
			Average			Average
	Average		Yield/Cost	Average		Yield/Cost
	Balance	Interest	(6)	Balance	Interest	(6)
			(dollars in thousands)
Interest-Earning Assets
Securities:
Taxable	$1,194,668	$7,205	2.45%	$770,207	$5,807	3.06%
Tax-exempt (1)	82,572	725	5.92%	53,250	287	4.04%

Total securities	1,277,240	7,930	2.67%	823,457	6,094	3.12%
Federal funds sold and other	215	1	1.89%	32,644	80	0.99%
Loans (1) (2) (3)	4,203,183	63,882	6.16%	4,053,520	62,350	6.24%
Short term investments	228,146	131	0.23%	389,823	183	0.19%
Restricted stock	36,833	22	0.24%	41,378	27	0.26%

Total earnings assets	5,745,617	71,966	5.11%	5,340,822	68,734	5.24%
Nonearning Assets
Cash and due from banks	121,556			98,189
Allowance for credit losses	(110,527)			(117,680)
Bank-owned life insurance	130,210			92,761
Other assets	408,818			400,542

Total assets	$6,295,674			$5,814,634

Interest-Bearing Liabilities
Sources of Funds
Interest-bearing deposits:
Interest checking	$501,463	$533	0.43%	$449,972	$783	0.71%
Savings and money market	2,007,420	3,566	0.72%	1,784,206	4,676	1.06%
Time deposits	1,438,869	3,799	1.07%	1,482,604	6,620	1.81%

Total interest-bearing deposits	3,947,752	7,898	0.81%	3,716,782	12,079	1.32%
Short-term borrowings	147,748	296	0.81%	226,254	733	1.31%
Long-term debt	73,013	1,972	10.95%	3,218	—	0.00%
Junior subordinated and subordinated debt	43,034	702	6.62%	102,437	1,204	4.77%

Total interest-bearing liabilities	4,211,547	10,868	1.05%	4,048,691	14,016	1.40%
Noninterest-Bearing Liabilities
Noninterest-bearing demand deposits	1,441,413			1,150,210
Other liabilities	29,448			28,826
Stockholders’ equity	613,266			586,907

Total Liabilities and Stockholders’ Equity	$6,295,674			$5,814,634

Net interest income and margin (4)		$61,098	4.35%		$54,718	4.17%

Net interest spread (5)			4.06%			3.84%

(1)	Yields on loans and securities have been adjusted to a tax equivalent basis. Interest income has not been adjusted to a tax equivalent basis. The tax-equivalent adjustments for the three months ended March 31, 2011 and 2010 were $481 and $244, respectively.

(2)	Net loan fees of $1.1 million are included in the yield computation for the three months ended March 31, 2011 and 2010, respectively.

(3)	Includes nonaccrual loans.

(4)	Net interest margin is computed by dividing net interest income by total average earning assets.

(5)	Net interest spread represents average yield earned on interest-earning assets less the average rate paid on interest-bearing liabilities.

(6)	Annualized.

The table below sets forth the relative impact on net interest income of changes in the volume of earning assets and interest-bearing liabilities and changes in rates earned and paid by the Company on such assets and liabilities. For purposes of this table, nonaccrual loans have been included in the average loan balances.

	Three Months Ended March 31,
	2011 versus 2010
	Increase (Decrease)
	Due to Changes in (1)(2)
	Volume	Rate	Total
	(in thousands)
Interest on investment securities:
Taxable	$2,564	$(1,166)	$1,398
Tax-exempt	428	10	438
Federal funds sold and other	(151)	72	(79)
Loans	2,273	(741)	1,532
Short term investments	(92)	40	(52)
Restricted stock	(3)	(2)	(5)

Total interest income	5,019	(1,787)	3,232
Interest expense:
Interest checking	55	(305)	(250)
Savings and money market	396	(1,506)	(1,110)
Time deposits	(115)	(2,706)	(2,821)
Short-term borrowings	(157)	(280)	(437)
Long-term debt	1,884	88	1,972
Junior subordinated debt	(3,932)	3,430	(502)

Total interest expense	(1,869)	(1,279)	(3,148)

Net increase (decrease)	$6,888	$(508)	$6,380

(1)	Changes due to both volume and rate have been allocated to volume changes.

(2)	Changes due to mark-to-market gains/losses under ASC 825 have been allocated to volume changes.
Provision for Credit Losses
The provision for credit losses in each period is reflected as a charge against earnings in that period. The provision is equal to the amount required to maintain the allowance for credit losses at a level that is adequate to absorb probable credit losses inherent in the loan portfolio. The provision for credit losses was $10.0 million and $28.7 million for the three months ended March 31, 2011 and 2010, respectively. The provision decreased primarily due to improved asset credit quality and stabilizing collateral values. Factors that impact the provision for credit losses are net charge-offs or recoveries, changes in the size and mix of the loan portfolio, the recognition of changes in current risk factors and specific reserves on impaired loans.
Non-interest Income
The Company earned non-interest income primarily through fees related to services, services provided to loan and deposit customers, bank owned life insurance, investment securities gains and impairment charges, investment advisory services, mark to market gains and other.
The following table presents a summary of non-interest income for the periods presented:

	Three Months Ended
	March 31,		Increase
	2011	2010	(Decrease)
	(in thousands)
Service charges	$2,284	$2,197	$87
Net gain on sale of investment securities	1,379	8,218	(6,839)
Income from bank owned life insurance	1,184	719	465
Securities impairment charges	—	(103)	103
Portion of impairment charges recognized in other comprehensive loss (before taxes)	—	—	—

Net securities impairment charges recognized in earnings	—	(103)	103
Unrealized gain (loss) on assets and liabilities measured at fair value, net	(509)	301	(810)
Trust and advisory fees	636	1,213	(577)
Operating lease income	671	964	(293)
Other fee revenue	760	762	(2)
Other	425	358	67

Total non-interest income	$6,830	$14,629	$(7,799)

Total non-interest income declined for the three month period ended March 31, 2011 compared to 2010, mostly the result of decreased gains from investment securities sales. In the first quarter of 2011, the Company sold $71.7 million of investment securities for a net gain on security sales of $1.4 million compared to $178.6 million of investment securities sales in the first quarter of 2010 for net gains on sales of $8.2 million, a decline of 83.2%. Mark to market adjustments declined by $0.8 million, primarily the result of a cumulative loss on one hedging relationship and increased unrealized losses in the investment securities trading portfolio due to interest rate fluctuations. Trust and advisory fees decreased for the three months ended March 31, 2011 compared to 2010 due to the disposition of the Company’s trust unit, Premier Trust, in the third quarter of 2010 which contributed $0.6 million in trust fees for the first quarter of 2010. Operating lease income declined by $0.3 million for the first quarter of 2011 compared to 2010 due to the decline in the balance of operating leased equipment. The Company no longer focuses on this product. Income from bank owned life insurance increased by $0.4 million due to increased investments in bank owned life insurance for the comparable three month periods.
Non-interest Expense
The following table presents a summary of non-interest expenses for the periods indicated:

	Three Months Ended
	March 31,		Increase
	2011	2010	(Decrease)
	(in thousands)
Non-interest expense:
Salaries and employee benefits	$22,840	$21,440	$1,400
Occupancy	4,854	4,787	67
Net loss (gain) on sales/valuations of repossessed assets and bank premises, net	6,129	(1,014)	7,143
Insurance	3,863	3,492	371
Loan and repossessed asset expense	2,122	2,364	(242)
Legal, professional and director fees	1,366	1,868	(502)
Advertising, public relations and business development	1,157	1,156	1
Customer service	892	1,065	(173)
Intangible amortization	890	907	(17)
Data processing	848	791	57
Operating lease depreciation	421	689	(268)
Merger expenses	217	—	217
Other	2,547	3,298	(751)

Total non-interest expense	$48,146	$40,843	$7,303

Total non-interest expense increased $7.3 million for the three months ended March 31, 2011 compared to the same period in 2010. This increase in non-interest expense was mostly related to a net increase on other repossessed assets valuations and sales. For the three months ended March 31, 2011 compared to 2010, other real estate owned valuation write-downs increased by $5.1 million, loss on sale of other real estate owned increased by $1.6 million, and losses on sale of assets increased by $1.1 million. These increased losses were partially offset by a decrease in impaired lease write-downs of $0.6 million. Total salaries and benefits increased slightly by $1.4 million for the comparable three month periods, but was mostly offset by decreased legal and professional fees, loan and other repossessed asset expense, operating depreciation and other as the Company experienced some improvement in asset quality.
Income Taxes
The increase in the tax expense recognized in the current quarter was primarily due to the increased net operating income of the Company. Approximately $0.6 million of tax expense in this period related to forfeited equity awards. This was partially offset by favorable permanent differences related to bank-owned life insurance, tax-exempt income and dividends received deductions. For the three months ended March 31, 2011, the increase in the effective tax rate was primarily due to the above mentioned items.
Discontinued Operations
In the first quarter of 2010, the Company decided to discontinue its affinity credit card segment, PartnersFirst, and has presented certain activities as discontinued operations. The Company transferred certain assets with balances at March 31, 2011 of $0.1 million to held-for-sale and reported a portion of its operations as discontinued. At March 31, 2011 and December 31, 2010, the Company had $41.7 million and $45.6 million, respectively, of outstanding credit card loans which will have continuing cash flows related to the collection of these loans. These credit card loans are included in loans held for investment as of March 31, 2011 and December 31, 2010.
The following table summarizes the operating results of the discontinued operations for the periods indicated:

	Three Months Ended
	March 31,
	2011	2010
	(in thousands)
Affinity card revenue	$371	$491
Non-interest expenses	(1,335)	(2,103)

Loss before income taxes	(964)	(1,612)
Income tax benefit	(405)	(677)

Net loss	$(559)	$(935)

Business Segment Results
Bank of Nevada reported net income of $0.9 million for the three months ended March 31, 2011 compared to a net loss of $3.0 million for the first quarter of 2010. The increase in net income for the comparable three month period was primarily due to decreased provision for credit losses of $15.0 million. Total deposits at Bank of Nevada grew by $123 million to $2.39 billion at March 31, 2011 compared to $2.27 billion at March 31, 2010. Total loans declined $141 million to $1.87 billion at March 31, 2011 from $2.01 billion at March 31, 2010.
Western Alliance Bank, which consists of Alliance Bank of Arizona operating in Arizona and First Independent Bank operating in Northern Nevada, reported net income of $4.9 million and $1.1 million for the three months ended March 31, 2011 and 2010, respectively. The increase in net income for the first quarter of 2011 compared to 2010 was mostly due to an increase in interest income of $4.8 million, decreased provision for credit losses of $2.4 million and increased non-interest income of $0.2 million, partially offset by increased non-interest expenses of $1.6 million and income tax expense of $2.0 million. Total loans grew by $190.4 million to $1.34 billion at March 31, 2011 compared to $1.15 billion at March 31, 2010. In addition, total deposits declined by $17.5 million to $1.69 billion at March 31, 2011 from $1.71 billion at March 31, 2010.
Torrey Pines Bank segment, which excludes discontinued operations, reported net income of $4.0 million and $0.5 million for the three months ended March 31, 2011 and 2010, respectively. The increase in net income for the comparable three month periods was due to increased net interest income of $3.0 million, decreased provision for credit losses of $1.3 million, increased non-interest income of $0.8 million and $0.8 million decrease in non-interest expense partially offset by increased income tax expense of $2.5 million. Total loans at Torrey Pines Bank increased by $169.3 million to $1.10 billion at March 31, 2011 from $934.7 million at March 31, 2010. Total deposits increased by $201.0 million to $1.42 billion at March 31, 2011 from $1.21 billion at March 31, 2010.
The other segment, which includes the holding company, Shine, Western Alliance Equipment Finance, the discontinued operations related to the affinity credit card platform, and Premier Trust Inc. (through September 1, 2010), reported a net loss of $4.6 million and $0.4 million for the three months ended March 31, 2011 and March 31, 2010, respectively. The decrease in income for the comparable three month period was primarily from declined non-interest income as the result of divestitures and decreased income from investment securities.
Balance Sheet Analysis
Total assets increased $211.0 million or 3.4% to $6.40 billion at March 31, 2011 compared to $6.19 billion at December 31, 2010. The majority of the increase was in cash and cash equivalents and investment securities of $146.6 million and $52.8 million, respectively as the Company had excess liquidity that it partially deployed into the investment security portfolio and loans. Net loans increased by $42.0 million to $4.17 billion, primarily the result of growth in commercial real estate and commercial loans and a lower allowance for credit losses.
Total liabilities increased $211.6 million or 3.8% to $5.80 billion at March 31, 2011 from $5.59 billion at December 31, 2010. Total deposits increased by $159.0 million or 3.0% to $5.50 billion at March 31, 2011 from $5.34 billion at December 31, 2010. Non-interest bearing demand deposits increased by $11.8 million to $1.46 billion at March 31, 2011 from $1.44 billion at December 31, 2010.
Total stockholders’ equity decreased by $0.6 million to $601.6 million at March 31, 2011 from $602.2 million at December 31, 2010 as the first quarter net income was offset by increased unrealized losses on investment securities available for sale.
The following table shows the amounts of loans outstanding by type of loan at the end of each of the periods indicated.

	March 31,	December 31,
	2011	2010
	(in thousands)
Commercial real estate — owner occupied	$1,299,505	$1,223,150
Commercial real estate — non-owner occupied	1,086,788	1,038,488
Commercial and industrial	750,240	744,659
Residential real estate	504,453	527,302
Construction and land development	391,749	451,470
Commercial leases	185,695	189,968
Consumer	65,736	71,545
Deferred fees and unearned income, net	(6,159)	(6,040)

	4,278,007	4,240,542
Allowance for credit losses	(106,133)	(110,699)

Total	$4,171,874	$4,129,843

Concentrations of Lending Activities
The Company’s lending activities are primarily driven by the customers served in the market areas where the Company has branch offices in the States of Nevada, California and Arizona. The Company monitors concentrations within five broad categories: geography, industry, product, call code, and collateral. The Company grants commercial, construction, real estate and consumer loans to customers through branch offices located in the Company’s primary markets. The Company’s business is concentrated in these areas and the loan portfolio includes significant credit exposure to the commercial real estate market in these areas. As of March 31, 2011 and December 31, 2010, commercial real estate related loans accounted for approximately 65% and 64% of total loans, respectively, and approximately 3% and 2% of commercial real estate related loans, respectively, are secured by undeveloped land. Substantially all of these loans are secured by first liens with an initial loan to value ratio of generally not more than 75%. Approximately 54% of these commercial real estate loans were owner occupied at both March 31, 2011 and December 31, 2010. In addition, approximately 3% of total loans were unsecured as of both March 31, 2011 and December 31, 2010.
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
The following table summarizes nonperforming assets:

	March 31,	December 31,
	2011	2010
	(in thousands)
Nonaccrual loans	$114,246	$116,999
Loans past due 90 days or more on accrual status	1,087	1,458
Troubled debt restructured loans	84,094	116,696

Total nonperforming loans	199,427	235,153
Foreclosed collateral	98,312	107,655

Total nonperforming assets	$297,739	$342,808

The following table summarizes the loans for which the accrual of interest has been discontinued, loans past due 90 days or more and still accruing interest, restructured loans, and other impaired loans:

	March 31,	December 31,
	2011	2010
	(in thousands)
Total nonaccrual loans	$114,246	$116,999
Loans past due 90 days or more and still accruing	1,087	1,458

Total nonperforming loans	115,333	118,457
Restructured loans	84,094	116,696
Other impaired loans	12,310	3,182

Total impaired loans	$211,737	$238,335

Other real estate owned (OREO)	$98,312	$107,655
Nonaccrual loans to gross loans	2.67%	2.76%
Loans past due 90 days or more and still accruing interest to total loans	0.03	0.03
For the three months ended March 31, 2011, there was no interest recognized on nonaccrual loans. For the three months ended March 31, 2010, interest income recognized on nonaccrual loans totaled $0.8 million. Interest income that would have been recorded under the original terms of the nonaccrual loans during the period was $0.8 million and $0.7 million for the three months ended March 31, 2011 and 2010, respectively.
The composite of nonaccrual loans were as follows as of the dates indicated:

	At March 31, 2011			At December 31, 2010
	Nonaccrual		Percent of	Nonaccrual		Percent of
	Balance	%	Total Loans	Balance	%	Total Loans
	(dollars in thousands)
Construction and land	$26,208	22.94%	0.61%	$36,523	31.22%	0.86%
Residential real estate	32,567	28.51%	0.76%	32,638	27.90%	0.76%
Commercial real estate	45,426	39.75%	1.06%	40,257	34.40%	0.95%
Commercial and industrial	9,913	8.68%	0.23%	7,349	6.28%	0.17%
Consumer	132	0.12%	0.00%	232	0.20%	0.01%

Total nonaccrual loans	$114,246	100.00%	2.67%	$116,999	100.00%	2.76%

As of March 31, 2011 and December 31, 2010, nonaccrual loans totaled $114.2 million and $117.0 million, respectively. Nonaccrual loans at March 31, 2011 consisted of multiple customer relationships with no single customer relationship having a principal balance greater than $10.0 million. Nonaccrual loans by bank at March 31, 2011 were $74.0 million at Bank of Nevada, $29.1 million at Western Alliance Bank, and $11.1 million at Torrey Pines Bank. Nonaccrual loans as a percentage of total gross loans were 2.67% and 2.76% at March 31, 2011 and December 31, 2010, respectively. Nonaccrual loans as a percentage of each bank’s total gross loans were 4.0% at Bank of Nevada, 2.2% at Western Alliance Bank and 1.0% at Torrey Pines Bank at March 31, 2011.
Impaired Loans
A loan is identified as impaired when it is probable that interest and principal will not be collected according to the contractual terms of the original loan agreement. These loans generally have balances greater than $250,000 and are rated substandard or worse. An exception to this would be any known impaired loans regardless of balance. Most impaired loans are classified as nonaccrual. However, there are some loans that are termed impaired due to doubt regarding collectability according to contractual terms, but are both fully secured by collateral and are current in their interest and principal payments. These impaired loans are not classified as nonaccrual. Impaired loans are measured for reserve requirements in accordance with ASC Topic 310, Receivables, based on the present value of expected future cash flows discounted at the loan’s effective interest rate or, as a practical expedient, at the loan’s observable market price or the fair value of the collateral less applicable disposition costs if the loan is collateral dependent. The amount of an impairment reserve, if any, and any subsequent changes are charged against the allowance for credit losses.
Troubled Debt Restructured Loans

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
As of March 31, 2011 and December 31, 2010, the aggregate total amount of loans classified as impaired, was $211.7 million and $238.3 million, respectively. The total specific allowance for loan losses related to these loans was $15.1 million and $13.4 million for March 31, 2011 and December 31, 2010, respectively. As of March 31, 2011 and December 31, 2010, the Company had $84.1 million and $116.7 million, respectively, in loans classified as accruing restructured loans. The decrease in impaired loans at March 31, 2011, of $26.6 million from December 31, 2010 is mostly attributed to a decline in impaired commercial real estate loans, which were $123.9 million at December 31, 2010 compared to $104.7 million at March 31, 2011, a decrease of $19.3 million. Impaired residential real estate loans and impaired construction and land loans also decreased by $6.0 million and $4.2 million, respectively. Commercial and industrial impaired loans increased by $3.1 million at March 31, 2011 compared to December 31, 2010 and impaired consumer loans decreased slightly.
The following table includes the breakdown of total impaired loans and the related specific reserves:

	At March 31, 2011
	Impaired		Percent of	Reserve		Percent of
	Balance	Percent	Total Loans	Balance	Percent	Total Allowance
			(dollars in thousands)
Construction and land development	$54,225	25.61%	1.27%	$3,106	20.56%	2.93%
Residential real estate	36,411	17.20%	0.85%	4,112	27.22%	3.87%
Commercial real estate	104,670	49.43%	2.45%	3,473	22.99%	3.27%
Commercial and industrial	15,942	7.53%	0.37%	4,416	29.23%	4.16%
Consumer	489	0.23%	0.01%	—	0.00%	0.00%

Total impaired loans	$211,737	100.00%	4.95%	$15,107	100.00%	14.23%

	At December 31, 2010
	Impaired		Percent of	Reserve		Percent of
	Balance	Percent	Total Loans	Balance	Percent	Total Allowance
			(dollars in thousands)
Construction and land development	$58,415	24.51%	1.38%	$2,846	21.18%	2.57%
Residential real estate	42,423	17.80%	1.00%	2,716	20.21%	2.45%
Commercial real estate	123,939	52.00%	2.92%	4,582	34.08%	4.14%
Commercial and industrial	12,803	5.37%	0.30%	3,170	23.59%	2.86%
Consumer	755	0.32%	0.02%	126	0.94%	0.11%

Total impaired loans	$238,335	100.00%	5.62%	$13,440	100.00%	12.14%

The following table summarizes the activity in our allowance for credit losses for the periods indicated.

	Three Months Ended
	March 31,
	2011	2010
	(dollars in thousands)
Allowance for credit losses:
Balance at beginning of period	$110,699	$108,623
Provisions charged to operating expenses:
Construction and land development	838	9,220
Commercial real estate	6,689	9,974
Residential real estate	3,662	6,094
Commercial and industrial	(2,603)	3,181
Consumer	1,455	278

Total provision	10,041	28,747
Acquisitions	—	—
Recoveries of loans previously charged-off:
Construction and land development	416	409
Commercial real estate	471	22
Residential real estate	269	231
Commercial and industrial	829	1,238
Consumer	25	67

Total recoveries	2,010	1,967
Loans charged-off:
Construction and land development	4,198	8,638
Commercial real estate	6,114	5,884
Residential real estate	3,282	5,855
Commercial and industrial	1,407	4,757
Consumer	1,616	1,479

Total charged-off	16,617	26,613
Net charge-offs	14,607	24,646

Balance at end of period	$106,133	$112,724

Net charge-offs (annualized) to average loans outstanding	1.39%	2.43%
Allowance for credit losses to gross loans	2.48	2.78
The allowance for credit losses as a percentage of total loans decreased to 2.48% at March 31, 2011 from 2.78% at March 31, 2010. The Company’s credit loss reserve at March 31, 2011 decreased to $106.1 million from $112.7 million at March 31, 2010, mostly due to decreased net charge offs and stabilizing collateral values
The following table summarizes the allocation of the allowance for credit losses by loan type. However, allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories:

	Allowance for Credit Losses at March 31, 2011
	(dollars in thousands)
		% of Total	% of Loans in
		Allowance For	Each Category
	Amount	Loan Losses	to Gross Loans
Construction and land development	$17,649	16.63%	9.14%
Commercial real estate	34,126	32.16%	55.70%
Residential real estate	21,507	20.27%	11.78%
Commercial and industrial	27,620	26.02%	21.85%
Consumer	5,231	4.92%	1.53%

Total	$106,133	100.00%	100.00%

Potential Problem Loans

The Company classifies loans consistent with federal banking regulations using a nine category grading system. These loan grades are described in further detail in the Company’s Annual Report on Form 10-K for 2010, “Item 1 Business.” The following table presents information regarding potential problem loans, consisting of loans graded watch, substandard doubtful and loss, but still performing:

	March 31, 2011
	# of	Loan		Percent of
	Loans	Balance	Percent	Total Loans
		(dollars in thousands)
Construction and Land Development	38	$43,336	18.2%	1.01%
Commercial Real Estate	105	121,565	50.9%	2.83%
Residential Real Estate	64	25,631	10.7%	0.60%
Commercial & Industrial	182	45,051	18.9%	1.05%
Consumer	18	3,069	1.3%	0.00%

Total Loans	407	$238,652	100.0%	5.49%

Our potential problem loans consisted of 407 loans and totaled approximately $238.7 million at March 31, 2011. These loans are primarily secured by real estate.
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
The carrying value of investment securities at March 31, 2011 and December 31, 2010 was as follows:

	March 31,	December 31,
	2011	2010
	(in thousands)
U.S. Government sponsored agency securities	$280,856	$280,103

Direct obligation and GSE residential mortgage-backed securities	830,691	781,179
Private label residential mortgage-backed	7,868	8,111
Municipal obligations	1,675	1,677
Adjustable rate preferred stock	68,709	67,243
Trust preferred securities	25,845	23,126
Collateralized debt obligations	276	276
Corporate bonds	49,940	49,907
Other	23,789	23,743

Total investment securities	$1,289,649	$1,235,365

Gross unrealized losses at December 31, 2010 are primarily caused by interest rate fluctuations, credit spread widening and reduced liquidity in applicable markets. The Company has reviewed securities on which there is an unrealized loss in accordance with its accounting policy for OTTI described above and recorded no impairment charges and $0.1 million for the three months ended March 31, 2011 and 2010, respectively. For 2010, the impairment charge was attributed to the unrealized losses in the Company’s CDO portfolio.

The Company does not consider any other securities to be other-than-temporarily impaired as of March 31, 2011 and December 31, 2010. However, without recovery in the near term such that liquidity returns to the applicable markets and spreads return to levels that reflect underlying credit characteristics, additional OTTI may occur in future periods.
Goodwill
Goodwill is created when a company acquires a business. When a business is acquired, the purchased assets and liabilities are recorded at fair value and intangible assets are identified. Excess consideration paid to acquire a business over the fair value of the net assets is recorded as goodwill. The Company’s annual goodwill impairment testing is October 1.
The Company determined that there was no triggering event or other factor to indicate an interim test of goodwill impairment was necessary for the first quarter of 2011 or 2010.
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
Although realization is not assured, the Company believes that the realization of the recognized net deferred tax asset of $79.8 million at March 31, 2011 is more likely than not based on expectations as to future taxable income and based on available tax planning strategies as defined in ASC 740 that could be implemented if necessary to prevent a carryforward from expiring.
The most significant source of these timing differences are the credit loss reserve build and net operating loss carryforwards, which account for substantially all of the net deferred tax asset. In general, the Company will need to generate approximately $222 million of taxable income during the respective carryforward periods to fully realize its deferred tax assets.
As a result of the recent losses, the Company is in a three-year cumulative pretax loss position at March 31, 2011. A cumulative loss position is considered significant negative evidence in assessing the realizability of a deferred tax asset. The Company has concluded that there is sufficient positive evidence to overcome this negative evidence. This positive evidence includes Company forecasts, exclusive of tax planning strategies, that show realization of deferred tax assets by the end of 2013 based on current projections. In addition, the Company has evaluated tax planning strategies, including potential sales of businesses and assets in which it could realize the excess of appreciated value over the tax basis of its assets. The amount of deferred tax assets considered realizable, however, could be significantly reduced in the near term if estimates of future taxable income during the carryforward period are significantly lower than forecasted due to deterioration in market conditions.
Based on the above discussion, the net operating loss carryforward of 20 years provides sufficient time to utilize deferred federal and state tax assets pertaining to the existing net operating loss carryforwards and any NOL that would be created by the reversal of the future net deductions that have not yet been taken on a tax return.
The Internal Revenue Service’s Examination Division issued a notice of proposed deficiency, on January 10, 2011, proposing a taxable income adjustment of $136.7 million related to deductions taken on our 2008 tax return in connection with the partial worthlessness of collateralized debt obligations, or CDOs. The use of these deductions on our 2008 tax return resulted in an approximately $40 million tax refund for the 2006 and 2007 taxable periods. The Company filed a protest of the proposed deficiency, which is expected to cause the matter to be referred to the Internal Revenue Service’s Appeals Division. Although the Company believes that the CDO-related deductions will be respected for U.S. federal income tax purposes, there can be no assurance that the Internal Revenue Service will not successfully challenge some or all of such deductions. The Company has not accrued a reserve for this potential exposure.
Deposits

Deposits have been the primary source for funding the Company’s asset growth. At March 31, 2011, total deposits were $5.50 billion, compared to $5.34 billion at December 31, 2010. The deposit growth of $159.0 million or 3.0% was primarily driven by increased non-interest bearing deposits of $11.8 million, savings deposits of $4.6 million and growth in money market deposits of $169.9 million. This growth was partially offset by decreased interest bearing demand accounts of $2.6 million and certificates of deposits of $24.7 million.
The Company continues to pursue financially sound borrowers, whose financing sources are unable to service their current needs as a result of liquidity or other concerns, seeking both their lending and deposits business. Although there can be no assurance that the Company’s efforts will be successful, we are seeking to take advantage of the current disruption in our markets to continue to grow market share, (assets and deposits) in a prudent fashion, subject to applicable regulatory limitations.
The following table provides the average balances and weighted average rates paid on deposits:

	Three Months Ended		Three Months Ended
	March 31, 2011		March 31, 2010
	Average		Average
	Balance/Rate		Balance/Rate
	(dollars in thousands)
Interest checking (NOW)	$501,463	0.43%	$449,972	0.71%
Savings and money market	2,007,420	0.72	1,784,206	1.06
Time	1,438,869	1.07	1,482,604	1.81

Total interest-bearing deposits	3,947,752	0.81	3,716,782	1.32
Noninterest bearing demand deposits	1,441,413	—	1,150,210	—

Total deposits	$5,389,165	0.59%	$4,866,992	0.98%

Customer repurchase agreements increased $54 million from December 31, 2010 to March 31, 2011 due primarily to a new customer repurchase at Western Alliance Bank.
Other Assets Acquired Through Foreclosure
The following table presents the changes in other assets acquired through foreclosure:

	Three Months Ended
	March 31,
	2011	2010
	(in thousands)
Balance, beginning of period	$107,655	$83,347
Additions	11,175	32,953
Dispositions	(16,604)	(9,892)
Valuation adjustments in the period, net	(3,914)	(771)

Balance, end of period	$98,312	$105,637

Other assets acquired through foreclosure consist primarily of properties acquired as a result of, or in-lieu-of, foreclosure. Properties or other assets (primarily repossessed assets formerly leased) are classified as other real estate owned and other repossessed property and are reported at the lower of carrying value or fair value, less estimated costs to sell the property. Costs relating to the development or improvement of the assets are capitalized and costs relating to holding the assets are charged to expense. The Company had $98.3 million and $107.7 million, respectively, of such assets at March 31, 2011 and December 31, 2010. At March 31, 2011, the Company held approximately 92 other real estate owned properties compared to 98 at December 31, 2010. When significant adjustments were based on unobservable inputs, such as when a current appraised value is not available or management determines the fair value of the collateral is further impaired below appraised value and there is no observable market price, the resulting fair value measurement has been categorized as a Level 3 measurement.

Junior Subordinated Debt
The Company measures the balance of the junior subordinated debt at fair value which was $43.0 million at March 31, 2011 and December 31, 2010. The difference between the aggregate fair value of junior subordinated debt of $43.0 million and the aggregate unpaid principal balance of $66.5 million was $23.5 million at March 31, 2011.
Other Borrowed Funds
On August 25, 2010, the Company completed a public offering of $75 million in principal Senior Notes due in 2015 bearing interest of 10%. The net proceeds of the offering were $72.8 million. The Company also has lines of credit available from the FHLB and FRB. The borrowing capacity is determined based on collateral pledged, generally consisting of securities and loans, at the time of borrowing. At March 31, 2011, the remaining net principal balance was $73.0 million.
Critical Accounting Policies
Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and could potentially result in materially different results under different assumptions and conditions. The critical accounting policies upon which our financial condition and results of operation depend, and which involve the most complex subjective decisions or assessments, are included in the discussion entitled “Critical Accounting Policies” in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010, and all amendments thereto, as filed with the Securities and Exchange Commission. There were no material changes to the critical accounting policies disclosed in the Annual Report on Form 10-K, except for allowance for credit losses as follows:
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
Our allowance for credit loss methodology incorporates several quantitative and qualitative risk factors used to establish the appropriate allowance for credit losses at each reporting date. Quantitative factors include our historical loss experience, delinquency and charge-off trends, collateral values, changes in the level of nonperforming loans and other factors. Qualitative factors include the economic condition of our operating markets and the state of certain industries. Specific changes in the risk factors are based on perceived risk of similar groups of loans classified by collateral type, purpose and terms. An internal one-year and three-year loss history are also incorporated into the allowance calculation model. Due to the credit concentration of our loan portfolio in real estate secured loans, the value of collateral is heavily dependent on real estate values in Nevada, Arizona and California, which have declined significantly in recent periods. While management uses the best information available to make its evaluation, future adjustments to the allowance may be necessary if there are significant changes in economic or other conditions. In addition, the FDIC and state bank regulatory agencies, as an integral part of their examination processes, periodically review our subsidiary banks’ allowances for credit losses, and may require us to make additions to our allowance based on their judgment about information available to them at the time of their examinations. Management regularly reviews the assumptions and formulae used in determining the allowance and makes adjustments if required to reflect the current risk profile of the portfolio.
The allowance consists of specific and general components. The specific allowance relates to impaired loans. In general, impaired loans include those where interest recognition has been suspended, loans that are more than 90 days delinquent but because of adequate collateral coverage, income continues to be recognized, and other criticized and classified loans not paying substantially according to the original contract terms. For such loans, an allowance is established when the discounted cash flows, collateral value or observable market price of the impaired loan are lower than the carrying value of that loan, pursuant to FASB ASC 310 Receivables (“ASC 310”). Loans not collateral dependent are evaluated based on the expected future cash flows discounted at the original contractual interest rate. The amount to which the present value falls short of the current loan obligation will be set up as a reserve for that account or charged-off.

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
The ability to have readily available funds sufficient to repay fully maturing liabilities is of primary importance to depositors, creditors and regulators. Our liquidity, represented by cash and amounts due from banks, federal funds sold and non-pledged marketable securities, is a result of our operating, investing and financing activities and related cash flows. In order to ensure funds are available when necessary, on at least a quarterly basis, we project the amount of funds that will be required, and we strive to maintain relationships with a diversified customer base. Liquidity requirements can also be met through short-term borrowings or the disposition of short-term assets. The Company has unsecured borrowing lines at correspondent banks totaling $40 million. In addition, loans and securities are pledged to the FHLB providing $859.6 million in borrowing capacity with outstanding letters of credit of $72.0 million, leaving $787.6 million in available credit as of March 31, 2011. Loans and securities pledged to the FRB discount window providing $551.1 million in borrowing capacity. As of March 31, 2011, there were no outstanding borrowings from the FRB, thus our available credit totaled $551.1 million.
The Company has a formal liquidity policy, and in the opinion of management, our liquid assets are considered adequate to meet cash flow needs for loan funding and deposit cash withdrawals for the next 90-120 days. At March 31, 2011, there was $1.06 billion in liquid assets comprised of $393.3 million in cash and cash equivalents including (money market investments of $29.9 million) and $669.1 million in unpledged marketable securities. At December 31, 2010, the Company maintained $1.03 billion in liquid assets comprised of $254.5 million of cash and cash equivalents (including federal funds sold of $0.9 million and money market investments of $37.7 million) and $780.0 million of unpledged marketable securities.
The holding company maintains additional liquidity that would be sufficient to fund its operations and certain nonbank affiliate operations for an extended period should funding from normal sources be disrupted. Since deposits are taken by the bank operating subsidiaries and not by the parent company, parent company liquidity is not dependant on the bank operating subsidiaries’ deposit balances. In our analysis of parent company liquidity, we assume that the parent company is unable to generate funds from additional debt or equity issuance, receives no dividend income from subsidiaries, and does not pay dividends to shareholders, while continuing to meet nondiscretionary uses needed to maintain operations and repayment of contractual principal and interest payments owed by the parent company and affiliated companies. Under this scenario, the amount of time the parent company and its nonbank subsidiaries can operate and meet all obligations before its current liquid assets are exhausted is considered as part of the parent company liquidity analysis. Management believes the parent company maintains adequate liquidity capacity to operate without additional funding from new sources for over 12 months. The Banks maintain sufficient funding capacity to address large increases in funding requirements, such as deposit outflows. This capacity is comprised of liquidity derived from a reduction in asset levels and various secured funding sources.
On a long-term basis, the Company’s liquidity will be met by changing the relative distribution of our asset portfolios, for example, reducing investment or loan volumes, or selling or encumbering assets. Further, the Company can increase liquidity by soliciting higher levels of deposit accounts through promotional activities and/or borrowing from correspondent banks, the FHLB of San Francisco and the FRB. At March 31, 2011, our long-term liquidity needs primarily relate to funds required to support loan originations and commitments and deposit withdrawals which can be met by cash flows from investment payments and maturities, and investment sales if necessary.
The Company’s liquidity is comprised of three primary classifications: (i) cash flows provided by operating activities; (ii) cash flows used in investing activities; and (iii) cash flows provided by financing activities. Net cash provided by or used in operating activities consists primarily of net income, adjusted for changes in certain other asset and liability accounts and certain non-cash income and expense items, such as the loan loss provision, investment and other amortization and depreciation. For the three months ended March 31, 2011 and 2010, net cash provided by operating activities was $39.2 million and used in operating activities of $70.0 million, respectively.
Our primary investing activities are the origination of real estate, commercial and consumer loans and purchase and sale of securities. Our net cash provided by and used in investing activities has been primarily influenced by our loan and securities activities. The net increase in loans for the three months ended March 31, 2011 and 2010 was $63.3 million and $4.1 million, respectively.
Net cash provided by financing activities has been impacted significantly by increased deposit levels. During the three months ended March 31, 2011 and 2010, deposits increased $159.0 million and $468.0 million, respectively.
Fluctuations in core deposit levels may increase our need for liquidity as certificates of deposit mature or are withdrawn before maturity and as non-maturity deposits, such as checking and savings account balances, are withdrawn. Additionally, we are exposed to the risk that customers with large deposit balances will withdraw all or a portion of such deposits, due in part to the FDIC limitations on the amount of insurance coverage provided to depositors. To mitigate the uninsured deposit risk, we have joined the Certificate of Deposit Account Registry Service (CDARS), a program that allows customers to invest up to $50 million in certificates of deposit through one participating financial institution, with the entire amount being covered by FDIC insurance. As of March 31, 2011, we had $377.6 million of CDARS deposits.
As of March 31, 2010, the Company no longer had any brokered deposits outstanding. Brokered deposits are generally considered to be deposits that have been received from a registered broker that is acting on behalf of that broker’s customer. Often, a broker will direct a customer’s deposits to the banking institution offering the highest interest rate available. Federal banking law and regulation places restrictions on depository institutions regarding brokered deposits because of the general concern that these deposits are at a greater risk of being withdrawn and placed on deposit at another institution offering a higher interest rate, thus posing liquidity risk for institutions that gather brokered deposits in significant amounts. The Company does not anticipate using brokered deposits as a significant liquidity source in the near future.
Federal and state banking regulations place certain restrictions on dividends paid by the Banks to Western Alliance. The total amount of dividends which may be paid at any date is generally limited to the retained earnings of each Bank. Dividends paid by the Banks to the Company would be prohibited if the effect thereof would cause the respective Bank’s capital to be reduced below applicable minimum capital requirements or by regulatory action. In addition, the Memoranda of Understanding (“MOU”) to which the Banks are currently subject require regulatory approval prior to the payment of dividends to the Company.
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
Quantitative measures established by regulation to ensure capital adequacy require the Company and the Banks to maintain minimum amounts and ratios of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I leverage (as defined) to average assets (as defined). As of March 31, 2011 and December 31, 2010, the Company and the Banks met all capital adequacy requirements to which they are subject.
As of March 31, 2011, the Company and each of its subsidiaries met the minimum capital ratio requirements necessary to be classified as well-capitalized, as defined by the banking agencies. To be categorized as well-capitalized, the Banks must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the table below. In addition, memoranda of understanding to which the Company’s bank subsidiaries are subject may require them to maintain higher Tier 1 leverage ratios than otherwise required to be considered well-capitalized. At March 31, 2011, the capital levels at each of the banks exceeded these elevated requirements.
The actual capital amounts and ratios for the Company are presented in the following table:

			Adequately-		Minimum For
			Capitalized		Well-Capitalized
	Actual		Requirements		Requirements
As of March 31, 2011	Amount	Ratio	Amount	Ratio	Amount	Ratio
			(dollars in thousands)
Total Capital (to Risk Weighted Assets)	661,014	13.4%	395,836	8.0%	494,795	10.0%
Tier I Capital (to Risk Weighted Assets)	598,615	12.1	197,918	4.0	296,877	6.0
Leverage ratio (to Average Assets)	598,615	9.6	249,502	4.0	311,878	5.0

			Adequately-		Minimum For
			Capitalized		Well-Capitalized
	Actual		Requirements		Requirements
As of December 31, 2010	Amount	Ratio	Amount	Ratio	Amount	Ratio
			(dollars in thousands)
Total Capital (to Risk Weighted Assets)	654,011	13.2%	396,370	8.0%	495,463	10.0%
Tier I Capital (to Risk Weighted Assets)	591,633	12.0	197,211	4.0	295,817	6.0
Leverage ratio (to Average Assets)	591,633	9.5	249,109	4.0	311,386	5.0

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
At March 31, 2011, our economic value of equity exposure related to these hypothetical changes in market interest rates was within the current guidelines established by us. The following table shows our projected change in economic value of equity for this set of rate shocks at March 31, 2011.
Economic Value of Equity

	Interest Rate Scenario (change in basis points from Base)
	Down 100	Base	UP 100	UP 200	Up 300	Up 400
Present Value (thousands)
Assets	$6,489,331	$6,417,039	$6,306,176	$6,190,718	$6,078,720	$5,965,289
Liabilities	$5,787,723	$5,696,678	$5,591,184	$5,489,309	$5,390,901	$5,295,816
Net Present Value	$701,608	$720,361	$714,992	$701,409	$687,819	$669,473
% Change	-2.6%		-0.7%	-2.6%	-4.5%	-7.1%
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
Net Interest Income Simulation. In order to measure interest rate risk at December 31, 2010, we used a simulation model to project changes in net interest income that result from forecasted changes in interest rates. This analysis calculates the difference between net interest income forecasted using an immediate increase and decrease in interest rates and a net interest income forecast using a flat market interest rate environment derived from spot yield curves typically used to price our assets and liabilities. The income simulation model includes various assumptions regarding the re-pricing relationships for each of our products. Many of our assets are floating rate loans, which are assumed to re-price immediately, and proportional to the change in market rates, depending on their contracted index. Some loans and investments include the opportunity of prepayment (embedded options), and accordingly, the simulation model uses estimated market speeds to derive prepayments and reinvests proceeds at modeled yields. Our non-term deposit products re-price more slowly, usually changing less than the change in market rates and at our discretion.
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
This simulation model assesses the changes in net interest income that would occur in response to an instantaneous and sustained increase or decrease (shock) in market interest rates. At March 31, 2011, our net interest margin exposure related to these hypothetical changes in market interest rates was within our current guidelines.
Sensitivity of Net Interest Income

	Interest Rate Scenario (change in basis points from Base)
	Down 100	Base	UP 100	UP 200	Up 300
(in thousands)
Interest Income	$278,029	$294,234	$309,140	$329,173	$353,160
Interest Expense	$41,669	$42,208	$62,231	$82,254	$102,277
Net Interest Income	$236,360	$252,026	$246,909	$246,919	$250,883
% Change	-6.2%		-2.0%	-2.0%	-0.5%
Derivative Contracts. In the normal course of business, the Company uses derivative instruments to meet the needs of its customers and manage exposure to fluctuations in interest rates. The following table summarizes the aggregate notional amounts, market values and terms of the Company’s derivative holdings as of March 31, 2011.
Outstanding Derivatives Positions

		Weighted Average
Notional	Net Value	Term (in yrs)

34,355,814	(1,031,345)	4.3
The following table summarizes the aggregate notional amounts, market values and terms of the Company’s derivative holdings as of December 31, 2010:
Outstanding Derivatives Positions

		Weighted Average
Notional	Net Value	Term (in yrs)

12,860,170	(1,395,856)	3.9
ITEM 4. Controls and Procedures
Evaluation of Disclosure Controls

Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, the Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) are effective to ensure that information required to be disclosed by the Company in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission (“SEC”) rules and forms. Additionally, our disclosure controls and procedures were also effective in ensuring that information required to be disclosed by the Company in the reports we file or subject under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.
Changes in Internal Control over Financial Reporting
There have not been any changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2011, which have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
As previously disclosed in our Annual Report on Form 10-K, the Company’s banking subsidiaries have been placed under informal supervisory oversight by banking regulators in the form of memoranda of understanding. The oversight requires enhanced supervision by the Board of Directors of each bank, and the adoption or revision of written plans and/or policies addressing such matters as asset quality, credit underwriting and administration, the allowance for loan and lease losses, loan and investment portfolio risks, asset-liability management and loan concentrations, as well as the formulation and adoption of comprehensive strategic plans. The banks also are prohibited from paying dividends or making other distributions to the Company without prior regulatory approval and are required to maintain higher levels of Tier 1 capital than otherwise would be required to be considered well-capitalized under federal capital guidelines. In addition, the banks are required to provide regulators with prior notice of certain management and director changes and, in certain cases, to obtain their non-objection before engaging in a transaction that would materially change its balance sheet composition. The Company believes each bank is in full compliance with the requirements of the applicable memorandum of understanding.
Item 1A. Risk Factors
There have not been any material changes to the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.
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
WESTERN ALLIANCE BANCORPORATION

Date: May 6, 2011	By:	/s/ Robert Sarver
Robert Sarver
President and Chief Executive Officer

Date: May 6, 2011	By:	/s/ Dale Gibbons
Dale Gibbons
Executive Vice President and Chief Financial Officer

Date: May 6, 2011	By:	/s/ Susan Thompson
Susan Thompson
Senior Vice President and Controller Principal Accounting Officer

EXHIBIT INDEX
3.1	Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to Amendment No. 1 to Western Alliance Bancorporation’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on June 7, 2005).

3.2	Amended and Restated By-Laws (incorporated by reference to Exhibit 3.1 to Western Alliance Bancorporation’s Form 8-K filed with the Securities and Exchange Commission on January 25, 2008).

3.3	Certificate of Designations for the Fixed Rate Cumulative Perpetual Preferred Stock, Series A, of Western Alliance Bancorporation (incorporated by reference to Exhibit 3.1 to Western Alliance Bancorporation’s Form 8-K filed with the Securities and Exchange Commission on November 25, 2008).

3.4	Certificate of Amendment to Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to Western Alliance Bancorporation’s Form 8-K filed with the Securities and Exchange Commission on May 3, 2010).

3.5	Amendment to Amended and Restated By-Laws (incorporated by reference to exhibit 3.1 to Western Alliance Bancorporation’s Form 8-K filed with the Securities and Exchange Commission on September 20, 2010).

3.6	Certificate of Amendment to Amended and Restated Articles of Incorporation of Western Alliance Bancorporation (incorporated by reference to Exhibit 3.1 to Western Alliance’s Form 8-K filed with the SEC on May 3, 2010).

3.7	Certificate of Amendment to Amended and Restated Articles of Incorporation of Western Alliance Bancorporation (incorporated by reference to Exhibit 3.1 to Western Alliance’s Form 8-K filed with the SEC on November 30, 2010).

4.1	Specimen common stock certificate of Western Alliance Bancorporation (incorporated by reference to Exhibit 4.1 of Western Alliance Bancorporation’s Registration Statement on Form S-1, File No. 333-124406, filed with the Securities and Exchange Commission on June 27, 2005, as amended).

4.2	Form of Fixed Rate Cumulative Perpetual Preferred Stock, Series A, stock certificate (incorporated by reference to Exhibit 4.1 to Western Alliance Bancorporation’s Form 8-K filed with the Securities and Exchange Commission on November 25, 2008).

4.3	Form of Warrant to purchase shares of Western Alliance Bancorporation common stock, dated December 12, 2003, together with a schedule of warrant holders (incorporated by reference to Exhibit 10.9 to Western Alliance Bancorporation’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on April 28, 2005).

4.4	Warrant, dated November 21, 2008, by and between Western Alliance Bancorporation and the United States Department of the Treasury (incorporated by reference to Exhibit 4.2 to Western Alliance’s Form 8-K filed with the Securities and Exchange Commission on November 25, 2008).

4.5	Senior Debt Indenture, dated August 25, 2010, between Western Alliance Bancorporation and Wells Fargo Bank, National Association, as trustee. (incorporated by reference to Exhibit 4.1 to Western Alliance’s Form 8-K filed with the SEC on August 25, 2010).

4.6	First Supplemental Indenture, dated August 25, 2010, between Western Alliance Bancorporation and Wells Fargo Bank, National Association, as trustee. (incorporated by reference to Exhibit 4.2 to Western Alliance’s Form 8-K filed with the SEC on August 25, 2010).

4.7	Form of 10.00% Senior Notes due 2015 (incorporated by reference to Exhibit 4.3 to Western Alliance’s Form 8-K filed with the SEC on August 25, 2010).

31.1	CEO Certification Pursuant to Rule 13a-14(a)/15d-14(a).

31.2	CFO Certification Pursuant to Rule 13a-14(a)/15d-14(a).

32	CEO and CFO Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.