Form 10-Q
period 2011-06-30
WESTERN ALLIANCE BANCORPORATION
filed 2011-08-05
CIK 1212545

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended June 30, 2011 or

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
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Common stock issued and outstanding: 82,187,686 shares as of July 31, 2011.

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)
WESTERN ALLIANCE BANCORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30,
	2011	December 31,
	(unaudited)	2010
	(in thousands, except per share
	amounts)
Assets:
Cash and due from banks	$131,172	$87,984
Federal funds sold	—	918
Interest-bearing demand deposits in other financial institutions	403,388	127,844

Cash and cash equivalents	534,560	216,746
Money market investments	23,745	37,733
Investment securities — measured, at fair value	7,204	14,301
Investment securities — available-for-sale, at fair value; amortized cost of $1,034,069 at June 30, 2011 and $1,187,608 at December 31, 2010	1,024,805	1,172,913
Investment securities — held-to-maturity, at amortized cost; fair value of $83,153 at June 30, 2011 and $47,996 at December 31, 2010	82,441	48,151
Investments in restricted stock, at cost	35,885	36,877
Loans:
Held for investment, net of deferred fees	4,411,705	4,240,542
Less: allowance for credit losses	104,375	110,699

Total loans	4,307,330	4,129,843
Premises and equipment, net	109,243	114,372
Goodwill	25,925	25,925
Other intangible assets	11,586	13,366
Other assets acquired through foreclosure, net	85,732	107,655
Bank owned life insurance	131,533	129,808
Deferred tax assets, net	71,312	79,860
Prepaid expenses	19,005	24,741
Other assets	37,709	41,501
Discontinued operations, assets held for sale	74	91

Total assets	$6,508,089	$6,193,883

Liabilities:
Deposits:
Non-interest-bearing demand	$1,516,797	$1,443,251
Interest-bearing	4,071,523	3,895,190

Total deposits	5,588,320	5,338,441
Customer repurchase agreements	148,650	109,409
Other borrowings	73,138	72,964
Junior subordinated debt, at fair value	42,734	43,034
Other liabilities	39,594	27,861

Total liabilities	5,892,436	5,591,709

Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock — par value $.0001 and liquidation value per share of $1,000; 20,000,000 authorized; 140,000 issued and outstanding	132,333	130,827
Common stock — par value $.0001; 200,000,000 authorized; 82,138,618 shares issued and outstanding at June 30, 2011 and 81,668,565 at December 31, 2010	8	8
Surplus	741,531	739,561
Retained deficit	(252,424)	(258,800)
Accumulated other comprehensive loss	(5,795)	(9,422)

Total stockholders’ equity	615,653	602,174

Total liabilities and stockholders’ equity	$6,508,089	$6,193,883

See the accompanying notes.

WESTERN ALLIANCE BANCORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(in thousands, except per share amounts)
Interest income:
Loans, including fees	$64,919	$64,201	$128,801	$126,368
Investment securities — taxable	7,633	5,203	14,530	11,112
Investment securities — non-taxable	13	31	33	82
Dividends — taxable	273	28	581	136
Dividends — non-taxable	623	65	1,328	301
Other	185	472	339	735

Total interest income	73,646	70,000	145,612	138,734

Interest expense:
Deposits	7,548	11,067	15,446	23,146
Customer repurchase agreements	100	114	186	397
Other borrowings	2,023	369	4,204	819
Junior subordinated and subordinated debt	689	994	1,391	2,198

Total interest expense	10,360	12,544	21,227	26,560

Net interest income	63,286	57,456	124,385	112,174
Provision for credit losses	11,891	23,115	21,932	51,862

Net interest income after provision for credit losses	51,395	34,341	102,453	60,312

Non-interest income:
Securities impairment charges, net	(226)	(1,071)	(226)	(1,174)
Portion of impairment charges recognized in other comprehensive loss (before taxes)	—	—	—	—

Net securities impairment charges recognized in earnings	(226)	(1,071)	(226)	(1,174)
Gain on sales of securities, net	2,666	6,079	4,045	14,297
Mark to market (losses) gains, net	336	6,250	(173)	6,551
Gain on extinguishment of debt	—	3,000	—	3,000
Service charges and fees	2,243	2,319	4,527	4,515
Trust and investment advisory fees	657	1,181	1,293	2,394
Other fee revenue	1,039	830	1,799	1,592
Income from bank owned life insurance	1,822	780	3,006	1,499
Other	1,060	1,392	2,156	2,715

Total non-interest income	9,597	20,760	16,427	35,389

Non-interest expense:
Salaries and employee benefits	22,960	22,161	45,800	43,601
Occupancy expense, net	5,044	4,828	9,898	9,615
Net loss on sales/valuations of repossessed assets and bank premises, net	8,633	11,994	14,762	10,980
Insurance	2,352	3,759	6,214	7,251
Loan and repossessed asset expenses	2,284	1,564	4,406	3,928
Legal, professional and director fees	2,361	2,139	3,727	4,007
Marketing	1,135	1,045	2,292	2,201
Data processing	928	793	1,776	1,584
Intangible amortization	890	907	1,779	1,813
Customer service	828	1,154	1,720	2,219
Merger/restructuring expenses	(109)	—	109	—
Other	3,702	2,918	6,672	6,904

Total non-interest expense	51,008	53,262	99,155	94,103

Income from continuing operations before provision for income taxes	9,984	1,839	19,725	1,598
Income tax expense (benefit)	3,295	(190)	7,324	(1,751)

Income from continuing operations	6,689	2,029	12,401	3,349
Loss from discontinued operations, net of tax benefit	(460)	(802)	(1,019)	(1,737)

Net income	6,229	1,227	11,382	1,612
Dividends and accretion on preferred stock	2,503	2,466	5,006	4,933

Net income (loss) available to common shareholders	$3,726	$(1,239)	$6,376	$(3,321)

WESTERN ALLIANCE BANCORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(continued)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Income (loss) per share — basic and diluted
Continuing operations	$0.05	$(0.01)	$0.09	$(0.02)
Discontinued	(0.01)	(0.01)	(0.01)	(0.02)

	$0.05	$(0.02)	$0.08	$(0.05)

Average number of common shares — basic	80,883	72,160	80,838	72,063
Average number of common shares — diluted	81,223	72,160	81,119	72,063
Dividends declared per common share	$—	$—	$—	$—
See the accompanying notes.

WESTERN ALLIANCE BANCORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(in thousands)
Net income	$6,229	$1,227	$11,382	$1,612

Other comprehensive income (loss), net:
Unrealized gain on securities available-for-sale, net	10,505	1,842	6,019	6,390
Impairment loss on securities, net	144	605	144	668
Realized gain on sale of available-for-sale securities included in income, net	(1,703)	(3,872)	(2,536)	(9,205)

Net other comprehensive income (loss)	8,946	(1,425)	3,627	(2,147)

Comprehensive income (loss)	$15,175	$(198)	$15,009	$(535)

The amount of impairment losses reclassified out of accumulated other comprehensive income into earnings for the three and six months ended June 30, 2011 were $0.2 million. The income tax benefit related to these losses was $0.1 million. The amount of impairment losses reclassified out of accumulated other comprehensive income into earnings for the three and six months ended June 30, 2010 were $1.1 million and $1.2 million, respectively. The income tax benefit related to these losses was $0.4 million.
See the accompanying notes.

WESTERN ALLIANCE BANCORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

						Accumulated
						Other	Retained	Total
	Preferred Stock		Common Stock			Comprehensive	Earnings	Stockholders’
	Shares	Amount	Shares	Amount	Surplus	Income (Loss)	(Deficit)	Equity
	(in thousands)
Balance, December 31, 2010	140	$130,827	81,669	$8	$739,561	$(9,422)	$(258,800)	$602,174
Net income	—	—	—	—	—	—	11,382	11,382
Exercise of stock options	—	—	46	—	312	—	—	312
Stock-based compensation	—	—	146	—	1,434	—	—	1,434
Restricted stock grants, net	—	—	278	—	224	—	—	224
Dividends on preferred stock	—	—	—	—	—	—	(3,500)	(3,500)
Accretion on preferred stock discount	—	1,506	—	—	—	—	(1,506)	—
Other comprehensive income, net	—	—	—	—	—	3,627	—	3,627

Balance, June 30, 2011	140	$132,333	82,139	$8	$741,531	$(5,795)	$(252,424)	$615,653

See the accompanying notes.

WESTERN ALLIANCE BANCORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended
	June 30,
	2011	2010
	(in thousands)
Cash flows from operating activities:
Net Income	$11,382	$1,612
Adjustments to reconcile net income to cash provided by operating activities:
Provision for credit losses	21,932	51,862
Depreciation and amortization	5,393	7,149
Stock-based compensation	1,658	3,895
Deferred income taxes and income taxes receivable	6,689	1,999
Net amortization of discounts and premiums for investment securities	4,172	2,761
Securities impairment	226	1,174
(Gains)/Losses on:
Sales of securities, AFS	(4,045)	(14,297)
Derivatives	121	(136)
Sale of repossessed assets, net	14,795	11,697
Sale of premises and equipment, net	(33)	(717)
Sale of loans, net	—	(8)
Extinguishment of debt	—	(3,000)
Changes in:
Other assets	7,311	(47,948)
Other liabilities	11,745	(70,310)
Fair value of assets and liabilities measured at fair value	173	(6,551)
Servicing rights, net	164	18

Net cash provided by (used in) operating activities	81,683	(60,800)

Cash flows from investing activities:
Proceeds from sale of securities measured at fair value	2,907	8,069
Principal pay downs and maturities of securities measured at fair value	4,177	10,409
Proceeds from sale of available-for-sale securities	286,819	335,031
Principal pay downs and maturities of available-for-sale securities	109,234	645,803
Purchase of available-for-sale securities	(242,658)	(1,023,367)
Purchases of securities held-to-maturity	(35,157)	—
Proceeds from maturities of securities held-to-maturity	640	2,746
Loan originations and principal collections, net	(219,857)	(100,776)
Investment in money market	13,988	48,966
Liquidation of restricted stock	991	959
Sale and purchase of premises and equipment, net	1,549	1,921
Proceeds from sale of other real estate owned, net	27,566	12,567

Net cash used in investing activities	(49,801)	(57,672)

WESTERN ALLIANCE BANCORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(continued)

	Six Months Ended
	June 30,
	2011	2010
	(in thousands)
Cash flows from financing activities:
Net increase in deposits	249,879	507,982
Net increase/ (decrease) in borrowings	39,241	(222,490)
Proceeds from issuance of common stock options and stock warrants	312	273
Cash dividends paid on preferred stock	(3,500)	(3,500)

Net cash provided by financing activities	285,932	282,265

Net increase in cash and cash equivalents	317,814	163,793
Cash and cash equivalents at beginning of year	216,746	396,830

Cash and cash equivalents at end of year	$534,560	$560,623

Supplemental disclosure:
Cash paid during the period for:
Interest	$21,297	$24,788
Income taxes	—	—
Non-cash investing and financing activity:
Transfers to other assets acquired through foreclosure, net	20,438	44,682
Assets transferred to held for sale	—	116
See the accompanying notes.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Nature of Operation
Western Alliance Bancorporation (“WAL” or “the Company”), incorporated in the state of Nevada, is a bank holding company providing full service banking and related services to locally owned businesses, professional firms, real estate developers and investors, local non-profit organizations, high net worth individuals and other consumers through its three wholly owned subsidiary banks: Bank of Nevada, operating in Nevada, Western Alliance Bank, operating in Arizona and Northern Nevada and Torrey Pines Bank, operating in California. In addition, its non-bank subsidiaries, Shine Investment Advisory Services, Inc. and Western Alliance Equipment Finance, offer an array of financial products and services aimed at satisfying the needs of small to mid-sized businesses and their proprietors, including financial planning, investment advice, and equipment leasing nationwide. These entities are collectively referred to herein as the Company.
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
BON has a wholly-owned Real Estate Investment Trust (“REIT”), BW Real Estate, Inc. that is used to hold certain commercial real estate loans, residential real estate loans and other loans in a real estate investment trust. The Company does not have any other entities that should be considered for consolidation. All significant intercompany balances and transactions have been eliminated in consolidation.
Reclassifications
Certain amounts in the consolidated financial statements as of December 31, 2010 and for the three and six months ended June 30, 2010 have been reclassified to conform to the current presentation. The reclassifications have no effect on net income or stockholders’ equity as previously reported.
Interim financial information
The accompanying unaudited consolidated financial statements as of June 30, 2011 and 2010 have been prepared in condensed format, and therefore do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These statements have been prepared on a basis that is substantially consistent with the accounting principles applied to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2010.
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
Securities classified as AFS or trading are reported as an asset on the Consolidated Balance Sheets at their estimated fair value. As the fair value of AFS securities changes, the changes are reported net of income tax as an element of other comprehensive income (“OCI”), except for impaired securities. When AFS securities are sold, the unrealized gain or loss is reclassified from OCI to non-interest income. The changes in the fair values of trading securities are reported in non-interest income. Securities classified as AFS are both equity and debt securities the Company intends to hold for an indefinite period of time, but not necessarily to maturity. Any decision to sell a security classified as AFS would be based on various factors, including significant movements in interest rates, changes in the maturity mix of the Company’s assets and liabilities, liquidity needs, decline in credit quality, and regulatory capital considerations.
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

Our allowance for credit loss methodology incorporates several quantitative and qualitative risk factors used to establish the appropriate allowance for credit losses at each reporting date. Quantitative factors include our historical loss experience, delinquency and charge-off trends, collateral values, changes in the level of nonperforming loans and other factors. Qualitative factors include the economic condition of our operating markets and the state of certain industries. Specific changes in the risk factors are based on perceived risk of similar groups of loans classified by collateral type, purpose and term. An internal one-year and three-year loss history are also incorporated into the allowance calculation model. Due to the credit concentration of our loan portfolio in real estate secured loans, the value of collateral is heavily dependent on real estate values in Nevada, Arizona and California, which have declined substantially from their peak. While management uses the best information available to make its evaluation, future adjustments to the allowance may be necessary if there are significant changes in economic or other conditions. In addition, the FDIC and state bank regulatory agencies, as an integral part of their examination processes, periodically review our subsidiary banks’ allowances for credit losses, and may require us to make additions to our allowance based on their judgment about information available to them at the time of their examinations. Management regularly reviews the assumptions and formulae used in determining the allowance and makes adjustments if required to reflect the current risk profile of the portfolio.
The allowance consists of specific and general components. The specific allowance relates to impaired loans. In general, impaired loans include those where interest recognition has been suspended, loans that are more than 90 days delinquent but because of adequate collateral coverage, income continues to be recognized, and other criticized and classified loans not paying substantially according to the original contract terms. For such loans, an allowance is established when the discounted cash flows, collateral value or observable market price of the impaired loan are lower than the carrying value of that loan, pursuant to FASB ASC 310, Receivables (“ASC 310”). Loans not collateral dependent are evaluated based on the expected future cash flows discounted at the original contractual interest rate. The amount to which the present value falls short of the current loan obligation will be set up as a reserve for that account or charged-off.
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
Other assets acquired through foreclosure
Other assets acquired through foreclosure consist primarily of properties acquired as a result of, or in-lieu-of, foreclosure. Properties or other assets (primarily repossessed assets formerly leased) are classified as other real estate owned and other repossessed property and are initially reported at fair value of the asset less estimated selling costs. Subsequent write downs are based on the lower of carrying value or fair value, less estimated costs to sell the property. Costs relating to the development or improvement of the assets are capitalized and costs relating to holding the assets are charged to non-interest expense. Property is evaluated regularly to ensure the recorded amount is supported by its current fair value and valuation allowances.
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

Income taxes
Western Alliance Bancorporation and its subsidiaries, other than the REIT, file a consolidated federal tax return. Due to tax regulations, several items of income and expense are recognized in different periods for tax return purposes than for financial reporting purposes. These items represent “temporary differences.” Deferred taxes are provided on an asset and liability method whereby deferred tax assets are recognized for deductible temporary differences and tax credit carry-forwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of Management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effect of changes in tax laws and rates on the date of enactment.
Although realization is not assured, the Company believes that the realization of the recognized net deferred tax asset of $71.3 million at June 30, 2011 is more likely than not based on expectations as to future taxable income and based on available tax planning strategies as defined in FASB ASC 740, Income Taxes (“ASC 740”) that could be implemented if necessary to prevent a carryforward from expiring.
The most significant source of these timing differences are the credit loss reserve build and net operating loss carryforwards, which account for substantially all of the net deferred tax asset. In general, the Company will need to generate approximately $199 million of taxable income during the respective carryforward periods to fully realize its deferred tax assets.
As a result of the recent losses, the Company is in a three-year cumulative pretax loss position at June 30, 2011. A cumulative loss position is considered significant negative evidence in assessing the realizability of a deferred tax asset. The Company has concluded that there is sufficient positive evidence to overcome this negative evidence. This positive evidence includes Company forecasts, exclusive of tax planning, strategies that show realization of deferred tax assets by the end of 2013 based on current projections. In addition, the Company has evaluated tax planning strategies, including potential sales of businesses and assets in which it could realize the excess of appreciated value over the tax basis of its assets. The amount of deferred tax assets considered realizable, however, could be significantly reduced in the near term if estimates of future taxable income during the carryforward period are significantly lower than forecasted due to deterioration in market conditions.
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
Management uses its best judgment in estimating the fair value of the Company’s financial instruments; however, there are inherent limitations in any estimation technique. Therefore, for substantially all financial instruments, the fair value estimates presented herein are not necessarily indicative of the amounts the Company could have realized in a sales transaction at June 30, 2011 or 2010. The estimated fair value amounts for 2011 and 2010 have been measured as of period-end, and have not been reevaluated or updated for purposes of these consolidated financial statements subsequent to those dates. As such, the estimated fair values of these financial instruments subsequent to the reporting date may be different than the amounts reported at the period-end.
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
The Company owns certain collateralized debt obligations (“CDOs”) for which quoted prices are not available. Quoted prices for similar assets are also not available for these investment securities. In order to determine the fair value of these securities, the Company has estimated the future cash flows and discount rate using observable market inputs adjusted based on assumptions regarding the adjustments a market participant would assume necessary for each specific security. As a result, the resulting fair values have been categorized as Level 3 in the fair value hierarchy.
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
In April 2011, the FASB issued guidance within the ASU 2011-03 “Reconsideration of Effective Control for Repurchase Agreements.” The amendments in ASU 2011-03 remove from the assessment of effective control (1) the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms, even in the event of default by the transferee, and (2) the collateral maintenance implementation guidance related to that criterion. This guidance is effective for the first interim or annual period beginning on or after December 15, 2011, and will be applied prospectively to transactions or modifications of existing transactions that occur on or after the effective date. The adoption of this guidance is not expected to have a material impact on the Company’s consolidated statement of income (loss), its consolidated balance sheet, or its consolidated statement of cash flows.
In May 2011, the FASB issued guidance within the ASU 2011-04 “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” The amendments in ASU 2011-04 generally represent clarifications of Topic 820, Fair Value Measurement but also include some instances where a particular principle or requirement for measuring fair value or disclosing information about fair value measurements has changed. This update results in common principles and requirements for measuring fair value and for disclosing information about fair value measurements in accordance with U.S. GAAP and International Financial Reporting Standards (“IFRS”). This guidance is effective for the first interim or annual period beginning on or after December 15, 2011, and will be applied prospectively. The Company is currently evaluating the impact of the adoption of this guidance but does not anticipate a material impact on the Company’s consolidated statement of income (loss), its consolidated balance sheet, or its consolidated statement of cash flows.
In June 2011, the FASB issued guidance within the ASU 2011-05 “Presentation of Comprehensive Income.” The amendments in ASU 2011-05 to Topic 220, Comprehensive Income, allow an entity the option to present the total comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. This update eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. The amendments do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. This guidance is effective for the first interim or annual period beginning on or after December 15, 2011, and will be applied retrospectively. The adoption of this guidance is not expected to have a material impact on the Company’s consolidated statement of income (loss), its consolidated balance sheet, or its consolidated statement of cash flows.
2. DISCONTINUED OPERATIONS AND ASSETS HELD FOR SALE
In the first quarter of 2010, the Company decided to discontinue its affinity credit card segment, PartnersFirst, and has presented certain activities as discontinued operations. The Company transferred certain assets with balances at June 30, 2011 of $0.1 million to held-for-sale and reported a portion of its operations as discontinued. At June 30, 2011 and December 31, 2010, the Company had $40.9 million and $45.6 million, respectively, of outstanding credit card loans which will have continuing cash flows related to the collection of these loans. These credit card loans are included in loans held for investment as of June 30, 2011 and December 31, 2010.

The following table summarizes the operating results of the discontinued operations for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(in thousands)
Affinity card revenue	$399	$459	$770	$950
Non-interest expenses	(1,192)	(1,842)	(2,527)	(3,945)

Loss before income taxes	(793)	(1,383)	(1,757)	(2,995)
Income tax benefit	(333)	(581)	(738)	(1,258)

Net loss	$(460)	$(802)	$(1,019)	$(1,737)

3. EARNINGS PER SHARE
Diluted earnings per share is based on the weighted average outstanding common shares during each period, including common stock equivalents. Basic earnings (loss) per share is based on the weighted average outstanding common shares during the period.
Basic and diluted (loss) per share, based on the weighted average outstanding shares, are summarized as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(in thousands, except per share amounts)

Weighted average shares — Basic	80,883	72,160	80,838	72,063
Dilutive effect of options	341	—	281	—

Weighted average shares — Diluted	81,224	72,160	81,119	72,063

Net income available to common stockholders	$3,726	$(1,239)	$6,376	$(3,321)
Earnings (loss) per share — Basic	0.05	(0.02)	0.08	(0.05)
Earnings (loss) per share — Diluted	0.05	(0.02)	0.08	(0.05)
As of June 30, 2010, all stock options and restricted stock were considered anti-dilutive and excluded for purposes of calculating diluted loss per share.
4. INVESTMENT SECURITIES
Carrying amounts and fair values of investment securities at June 30, 2011 and December 31, 2010 are summarized as follows:

	June 30, 2011
		Net	Gross	Gross
	Amortized	Carrying	Unrealized	Unrealized	Fair
	Cost	Amount	Gains	(Losses)	Value
Securities held-to-maturity	(in thousands)
Collateralized debt obligations	$50	$50	$2,144	$—	$2,194
Corporate bonds	80,000	80,000	—	(1,450)	78,550
Municipal obligations	891	891	18	—	909
Other	1,500	1,500	—	—	1,500

	$82,441	$82,441	$2,162	$(1,450)	$83,153

		OTTI
		Recognized
		in Other	Gross	Gross
	Amortized	Comprehensive	Unrealized	Unrealized	Fair
Securities available-for-sale	Cost	Loss	Gains	(Losses)	Value
	(in thousands)
US Government-sponsored agency securities	$206,852	$—	$—	$(5,076)	$201,776
Municipal obligations	312	—	—	(6)	306
Adjustable-rate preferred stock	64,368	—	2,274	(284)	66,358
Corporate securities	5,000	—	—	(87)	4,913
Direct obligation and GSE residential mortgage-backed securities	688,005	—	5,304	(4,076)	689,233
Private label residential mortgage-backed securities	14,973	(1,811)	1,857	(849)	14,170
Trust preferred securities	32,036	—	—	(6,717)	25,319
Other	22,523	—	265	(58)	22,730

	$1,034,069	$(1,811)	$9,700	$(17,153)	$1,024,805

Securities measured at fair value

Direct obligation and GSE residential mortgage-backed securities					$7,204

	December 31, 2010
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
Securities held-to-maturity	Cost	Gains	(Losses)	Value
	(in thousands)
Collateralized debt obligations	$276	$459	$—	$735
Corporate bonds	45,000	—	(632)	44,368
Municipal obligations	1,375	18	—	1,393
Other	1,500	—	—	1,500

	$48,151	$477	$(632)	$47,996

		OTTI
		Recognized
		in Other	Gross	Gross
	Amortized	Comprehensive	Unrealized	Unrealized	Fair
Securities available-for-sale	Cost	Loss	Gains	(Losses)	Value
	(in thousands)
US Government-sponsored agency securities	$280,299	$—	$622	$(3,329)	$277,592
Municipal obligations	312	—	1	(11)	302
Adjustable-rate preferred stock	66,255	—	1,410	(422)	67,243
Corporate securities	5,000	—	—	(93)	4,907
Direct obligation and GSE residential mortgage-backed securities	772,217	—	5,804	(8,632)	769,389
Private label residential mortgage-backed securities	9,203	(1,811)	1,811	(1,092)	8,111
Trust preferred securities	32,057	—	—	(8,931)	23,126
Other	22,265	—	99	(121)	22,243

	$1,187,608	$(1,811)	$9,747	$(22,631)	$1,172,913

Securities measured at fair value

U.S. Government-sponsored agency securities	$2,511
Direct obligation and GSE residential mortgage-backed securities	11,790

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
Gross unrealized losses at June 30, 2011 are primarily caused by interest rate fluctuations, credit spread widening and reduced liquidity in applicable markets. The Company has reviewed securities on which there is an unrealized loss in accordance with its accounting policy for OTTI described above and recorded $0.2 million of impairment charges for the three and six months ended June 30, 2011. For the three and six months ended June 30, 2010, the Company recorded $1.1 million and $1.2 million, respectively. The impairment charges are attributed to the unrealized losses in the Company’s CDO portfolio.
The Company does not consider any other securities to be other-than-temporarily impaired as of June 30, 2011 and December 31, 2010. However, without recovery in the near term such that liquidity returns to the applicable markets and spreads return to levels that reflect underlying credit characteristics, additional OTTI may occur in future periods.

Information pertaining to securities with gross unrealized losses at June 30, 2011 and December 31, 2010, aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	June 30, 2011
	Less Than Twelve Months		Over Twelve Months
	Gross		Gross
	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value
	(in thousands)
Securities held-to-maturity
Corporate bonds	$1,450	$78,550	$—	$—

	$1,450	$78,550	$—	$—

	June 30, 2011
	Less Than Twelve Months		Over Twelve Months
	Gross		Gross
	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value
	(in thousands)
Securities available-for-sale
US Government-sponsored agency securities	$5,076	$201,776	$—	$—
Adjustable-rate preferred stock	284	11,062	—	—
Corporate securities	87	4,913
Direct obligation and GSE residential mortgage-backed securities	3,998	313,618	78	8,045
Municipal obligations	6	210	—	—
Private label residential mortgage-backed securities	218	6,250	631	5,642
Trust preferred securities	—	—	6,717	25,319
Other	58	6,192	—	—

	$9,727	$544,021	$7,426	$39,006

	December 31, 2010
	Less Than Twelve Months		Over Twelve Months
	Gross		Gross
	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value
	(in thousands)
Securities held-to-maturity
Corporate bonds	$632	$39,368	$—	$—

	$632	$39,368	$—	$—

	December 31, 2010
	Less Than Twelve Months		Over Twelve Months
	Gross		Gross
	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value
	(in thousands)
Securities available-for-sale
US Government-sponsored agency securities	$3,329	$173,561	$—	$—
Adjustable-rate preferred stock	422	21,549	—	—
Corporate securities	93	4,907
Direct obligation and GSE residential mortgage-backed securities	8,562	425,248	69	8,798
Municipal obligations	11	206	—	—
Private label residential mortgage-backed securities	2	1,990	1,091	6,121
Trust preferred securities	—	—	8,931	23,126
Other	121	6,129	—	—

	$12,540	$633,590	$10,091	$38,045

At June 30, 2011 and December 31, 2010, 82 and 84 debt securities (excluding adjustable rate preferred stock, debt obligations and other structured securities), respectively, have unrealized losses with aggregate depreciation of approximately 1.1% and 1.2%, respectively, from the Company’s amortized cost basis. These unrealized losses relate primarily to fluctuations in the current interest rate environment. In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and industry analysis reports. Since material downgrades have not occurred and management does not have the intent to sell the debt securities for the foreseeable future, none of the securities described in the above table or in this paragraph were deemed to be other than temporarily impaired.
At June 30, 2011 and December 31, 2010, two investments in trust preferred securities have unrealized losses with aggregate depreciation of approximately 20.0% and 27.9%, respectively, from the Company’s amortized cost basis. These unrealized losses relate primarily to fluctuations in the current interest rate environment, and specifically to the widening of credit spreads on virtually all corporate and structured debt, which began in 2007. The Company has the intent and ability to hold trust preferred securities for the foreseeable future, none were deemed to be other than temporarily impaired.
At June 30, 2011, the net unrealized loss on trust preferred securities classified as AFS was $6.7 million, compared to $8.9 million at December 31, 2010. The Company actively monitors its debt and other structured securities portfolios classified as AFS for declines in fair value.
The amortized cost and fair value of securities as of June 30, 2011 and December 31, 2010, by contractual maturities, are shown in the table below. The actual maturities of the mortgage-backed securities may differ from their contractual maturities because the loans underlying the securities may be repaid without any penalties. Therefore, these securities are listed separately in the maturity summary. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	June 30, 2011		December 31, 2010
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value
	(in thousands)
Securities held-to-maturity
Due in one year or less	$—	$—	$—	$—
After one year through five years	358	362	999	1,011
After five years through ten years	75,375	74,020	40,376	39,843
After ten years	5,208	7,271	5,276	5,642
Other	1,500	1,500	1,500	1,500

	$82,441	$83,153	$48,151	$47,996

Securities available-for-sale
Due in one year or less	$1,117	$1,124	$13,005	$13,632
After one year through five years	8,130	8,602	8,434	8,663
After five years through ten years	226,965	222,377	294,027	291,243
After ten years	87,437	80,846	77,660	67,743
Mortgage backed securities	687,897	689,126	772,217	769,389
Other	22,523	22,730	22,265	22,243

	$1,034,069	$1,024,805	$1,187,608	$1,172,913

The following table summarizes the Company’s investment ratings position as of June 30, 2011:

	Securities ratings profile
	As of June 30, 2011
		Investment- grade (1)			Noninvestment-grade (1)
	AAA	AA+ to AA-	A+ to A-	BBB+ to BBB-	BB+ and below	Totals
	(in thousands)
Municipal obligations	$40	$891	$—	$—	$266	$1,197
Direct & GSE residential mortgage- backed securities	696,437	—	—	—	—	696,437
Private label residential mortgage- backed securities	10,449	738	848	—	2,135	14,170
U.S. Government-sponsered agency securities	201,776	—	—	—	—	201,776
Adjustable-rate preferred stock	—	1,012	55,690	9,656	—	66,358
CDOs & trust preferred securities	—	—	25,319	—	50	25,369
Corporate bonds	—	10,000	64,913	—	—	74,913

Total (2)	$908,702	$12,641	$146,770	$9,656	$2,451	$1,080,220

(1)	The Company used the average credit rating of the combination of S&P, Moody’s and Fitch in the above table where ratings differed.

(2)
Securities values are shown at carrying value as of June 30, 2011. Unrated securities consist of CRA investments with a carrying value of $22.7 million, an HTM Corporate security with a carrying value of $10 million and an other investment of $1.5 million.

The following table summarizes the Company’s investment ratings position as of December 31, 2010.

	Securities ratings profile
	As of December 31, 2010
		Investment- grade (1)			Noninvestment-grade (1)
	AAA	AA+ to AA-	A+ to A-	BBB+ to BBB-	BB+ and below	Totals
	(in thousands)
Municipal obligations	$40	$1,375	$—	$—	$262	$1,677
Direct & GSE residential mortgage- backed securities	781,179	—	—	—	—	781,179
Private label residential mortgage- backed securities	5,796	—	—	—	2,315	8,111
U.S. Government-sponsered agency securities	280,103	—	—	—	—	280,103
Adjustable-rate preferred stock	—	—	60,263	6,980	—	67,243
CDOs & trust preferred securities	—	—	21,681	1,445	276	23,402
Corporate bonds	—	5,000	44,907	—	—	49,907

Total (2)	$1,067,118	$6,375	$126,851	$8,425	$2,853	$1,211,622

(1)	The Company used the average credit rating of the combination of S&P, Moody’s and Fitch in the above table where ratings differed.

(2)	Securities values are shown at carrying value as of December 31, 2010. Unrated securities consist of CRA investments with a carrying value of $22.2 million and an other investment of $1.5 million.
Securities with carrying amounts of approximately $562.4 million and $427.2 million at June 30, 2011 and December 31, 2010 were pledged for various purposes as required or permitted by law.

5. LOANS, LEASES AND ALLOWANCE FOR CREDIT LOSSES
The composition of the Company’s loans held for investment portfolio as of June 30, 2011 and December 31, 2010 is as follows:

	June 30,	December 31,
	2011	2010
	(in thousands)
Commercial real estate — owner occupied	$1,285,281	$1,223,150
Commercial real estate — non-owner occupied	1,170,038	1,038,488
Commercial and industrial	840,887	744,659
Residential real estate	473,881	527,302
Construction and land development	396,338	451,470
Commercial leases	188,629	189,968
Consumer	62,597	71,545
Deferred fees and unearned income,net	(5,946)	(6,040)

	4,411,705	4,240,542
Allowance for credit losses	(104,375)	(110,699)

Total	$4,307,330	$4,129,843

The following table presents the contractual aging of the recorded investment in past due loans by class of loans excluding deferred fees:

	June 30, 2011
		30-59 Days	60-89 Days	Over 90 days	Total
	Current	Past Due	Past Due	Past Due	Past Due	Total
	(in thousands)
Commercial real estate
Owner occupied	$1,267,615	$162	$3,034	$14,470	$17,666	$1,285,281
Non-owner occupied	1,072,227	459	399	3,579	4,437	1,076,664
Multi-family	90,758	129	1,432	1,055	2,616	93,374
Commercial and industrial
Commercial	832,752	768	4,440	2,927	8,135	840,887
Leases	188,629	—	—	—	—	188,629
Construction and land development
Construction	208,063	2,087	3,412	14,853	20,352	228,415
Land	159,537	—	321	8,065	8,386	167,923
Residential real estate	440,541	1,972	5,410	25,958	33,340	473,881
Consumer	60,762	492	329	1,014	1,835	62,597

Total loans	$4,320,884	$6,069	$18,777	$71,921	$96,767	$4,417,651

	December 31, 2010
		30-59 Days	60-89 Days	Over 90 days	Total
	Current	Past Due	Past Due	Past Due	Past Due	Total
	(in thousands)
Commercial real estate
Owner occupied	$1,195,219	$2,512	$10,314	$15,105	$27,931	$1,223,150
Non-owner occupied	947,784	1,111	1,022	5,543	7,676	955,460
Multi-family	80,857	—	—	2,407	2,407	83,264
Commercial and industrial
Commercial	741,337	1,644	135	1,543	3,322	744,659
Leases	189,968	—	—	—	—	189,968
Construction and land development
Construction	219,382	—	—	22,300	22,300	241,682
Land	199,773	338	—	9,678	10,016	209,789
Residential real estate	491,275	8,574	3,208	24,008	35,790	527,065
Consumer	69,027	655	460	1,403	2,518	71,545

Total loans	$4,134,622	$14,834	$15,139	$81,987	$111,960	$4,246,582

The following table presents the recorded investment in nonaccrual loans and loans past due ninety days or more and still accruing interest by class of loans:

	June 30, 2011		December 31, 2010
		Loans past		Loans past
		due 90 days		due 90 days
		or more and		or more and
	Non-accrual	still accruing	Non-accrual	still accruing
	(in thousands)
Commercial real estate
Owner occupied	$30,039	$119	$25,316	$—
Non-owner occupied	9,155	—	12,189	—
Multi-family	1,393	—	2,752	—
Commercial and industrial
Commercial	8,177	—	7,349	151
Leases	—	—	—	—
Construction and land development
Construction	18,265	—	22,300	—
Land	12,569	—	14,223	—
Residential real estate	33,023	—	32,638	—
Consumer	129	1,015	232	1,307

Total	$112,750	$1,134	$116,999	$1,458

Nonaccrual loans and loans past due 90 days or more and still accruing interest totaled $113.9 million and $118.5 million at June 30, 2011 and December 31, 2010, respectively. The reduction in interest income associated with loans on nonaccrual status was approximately $1.5 million and $2.3 million for the three and six months ended June 30, 2011 respectively, and $0.1 million and $1.3 million for the three and six months ended June 30, 2010, respectively.

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

	June 30, 2011
	Pass	Watch	Substandard	Doubtful	Loss	Total
	(in thousands)
Commercial real estate
Owner occupied	$1,144,725	$80,084	$60,472	$—	$—	$1,285,281
Non-owner occupied	995,964	41,974	38,726	—	—	1,076,664
Multi-family	91,280	416	1,678	—	—	93,374
Commercial and industrial
Commercial	783,870	32,946	23,929	142	—	840,887
Leases	184,561	780	3,288	—	—	188,629
Construction and land development
Construction	194,320	5,458	28,637	—	—	228,415
Land	118,478	11,484	37,961	—	—	167,923
Residential real estate	417,340	15,452	41,089	—	—	473,881
Consumer	59,491	1,452	1,654	—	—	62,597

Total	$3,990,029	$190,046	$237,434	$142	$—	$4,417,651

	June 30, 2011
	Pass	Watch	Substandard	Doubtful	Loss	Total
	(in thousands)
Current	$3,983,229	$187,279	$150,376	$—	$—	$4,320,884
Past due 30 - 59 days	1,152	1,475	3,442	—	—	6,069
Past due 60 - 89 days	4,061	1,173	13,543	—	—	18,777
Past due 90 days or more	1,587	119	70,073	142	—	71,921

Total	$3,990,029	$190,046	$237,434	$142	$—	$4,417,651

	December 31, 2010
	Pass	Watch	Substandard	Doubtful	Loss	Total
	(in thousands)
Commercial real estate
Owner occupied	$1,075,051	$89,731	$58,368	$—	$—	$1,223,150
Non-owner occupied	883,867	27,785	43,807	—	—	955,460
Multi-family	78,442	—	4,823	—	—	83,264
Commercial and industrial
Commercial	699,177	27,252	17,426	804	—	744,659
Leases	186,262	51	3,655	—	—	189,968
Construction and land development
Construction	200,375	12,086	29,220	—	—	241,682
Land	141,916	19,070	48,803	—	—	209,789
Residential real estate	460,591	17,647	48,828	—	—	527,065
Consumer	69,339	1,284	921	—	—	71,545

Total	$3,795,020	$194,905	$255,853	$804	$—	$4,246,582

	December 31, 2010
	Pass	Watch	Substandard	Doubtful	Loss	Total
	(in thousands)
Current	$3,785,145	$188,555	$160,318	$607	$—	$4,134,625
Past due 30 - 59 days	6,000	1,875	6,959	—	—	14,834
Past due 60 - 89 days	2,457	4,474	8,158	49	—	15,138
Past due 90 days or more	1,418	1	80,418	148	—	81,985

Total	$3,795,020	$194,905	$255,853	$804	$—	$4,246,582

The table below reflects recorded investment in loans classified as impaired:

	June 30,	December 31,
	2011	2010
	(in thousands)
Impaired loans with a specific valuation allowance under ASC 310	$42,894	$45,316
Impaired loans without a specific valuation allowance under ASC 310	161,057	193,019

Total impaired loans	$203,951	$238,335

Valuation allowance related to impaired loans	$(14,900)	$(13,440)

Net impaired loans were $204 million at June 30, 2011, a net decrease of $34.4 million from December 31, 2010. This decline is primarily attributable to a decrease in commercial real estate impaired loans, which were $102.6 million at June 30, 2011 compared to $123.9 million at December 31, 2010, a decrease of $21.3 million. In addition, impaired residential real estate loans, impaired construction and land loans and impaired consumer and credit card loans also decreased by $6.3 million, $7.6 million, and $0.4 million, respectively, from $42.4 million, $58.4 million, and $0.8 million at December 31, 2010, to $36.1 million, $50.8 million and $0.4 million at June 30, 2011. Impaired commercial and industrial loans increased by $1.3 million from $12.8 million at December 31, 2010 to $14.1 million at June 30, 2011.
The following table presents the impaired loans by class:

	June 30,	December 31,
	2011	2010
	(in thousands)
Commercial real estate
Owner occupied	$60,576	$51,157
Non-owner occupied	40,303	67,959
Multi-family	1,678	4,823
Commercial and industrial
Commercial	10,763	9,148
Leases	3,288	3,655
Construction and land development
Construction	28,638	31,707
Land	22,147	26,708
Residential real estate	36,128	42,423
Consumer	430	755

Total	$203,951	$238,335

A valuation allowance is established for an impaired loan when the fair value of the loan is less than the recorded investment. In certain cases, portions of impaired loans have been charged-off to realizable value instead of establishing a valuation allowance and are included, when applicable, in the table above as “Impaired loans without specific valuation allowance under ASC 310.” The valuation allowance disclosed above is included in the allowance for credit losses reported in the consolidated balance sheets as of June 30, 2011 and December 31, 2010.

The following table is average investment in impaired loans by loan class:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(in thousands)
Commercial real estate
Owner occupied	$59,990	$56,599	$58,652	$52,265
Non-owner occupied	43,274	33,405	50,744	33,401
Multi-family	1,680	6,291	2,326	5,297
Commercial and industrial
Commercial	13,530	11,624	12,057	14,183
Leases	3,339	9	3,522	4
Construction and land development
Construction	28,150	28,360	28,704	28,592
Land	24,521	40,412	23,796	45,076
Residential real estate	34,899	45,459	37,057	43,884
Consumer	483	538	556	483

Total	$209,866	$222,697	$217,414	$223,185

The following table presents interest income on impaired loans by class:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(in thousands)		(in thousands)
Commercial real estate
Owner occupied	$802	$481	$1,153	$901
Non-owner occupied	601	386	1,177	539
Multi-family	5	19	9	31
Commercial and industrial
Commercial	41	30	99	52
Leases	—	—	—	—
Construction and land development
Construction	137	161	272	260
Land	159	237	395	227
Residential real estate	133	95	189	121
Consumer	3	1	7	7

Total	$1,881	$1,410	$3,301	$2,138

The Company is not committed to lend significant additional funds on these impaired loans.
The following table summarizes nonperforming assets:

	June 30,	December 31,
	2011	2010
	(in thousands)
Nonaccrual loans	$112,750	$116,999
Loans past due 90 days or more on accrual status	1,134	1,458
Troubled debt restructured loans	86,809	116,696

Total nonperforming loans	200,693	235,153
Foreclosed collateral	85,732	107,655

Total nonperforming assets	$286,425	$342,808

Allowance for Credit Losses
The following table summarizes the changes in the allowance for credit losses:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(in thousands)
Allowance for credit losses:
Balance at beginning of period	$106,133	$112,724	$110,699	$108,623
Provisions charged to operating expenses:
Construction and land development	109	4,125	947	13,345
Commercial real estate	4,455	13,251	11,144	23,225
Residential real estate	2,905	1,826	6,567	7,920
Commercial and industrial	3,688	2,636	1,085	5,817
Consumer	734	1,277	2,189	1,555

Total provision	11,891	23,115	21,932	51,862
Acquisitions	—	—	—	—
Recoveries of loans previously charged-off:
Construction and land development	677	1,800	1,093	2,209
Commercial real estate	804	808	1,275	830
Residential real estate	172	295	441	526
Commercial and industrial	726	573	1,555	1,811
Consumer	44	14	69	81

Total recoveries	2,423	3,490	4,433	5,457
Loans charged-off:
Construction and land development	1,516	7,921	5,714	16,559
Commercial real estate	4,286	7,827	10,400	13,711
Residential real estate	3,339	7,835	6,621	13,690
Commercial and industrial	5,926	4,602	7,333	9,359
Consumer	1,005	1,132	2,621	2,611

Total charged-off	16,072	29,317	32,689	55,930
Net charge-offs	13,649	25,827	28,256	50,473

Balance at end of period	$104,375	$110,012	$104,375	$110,012

The following table presents loans individually evaluated for impairment by class of loans:

	June 30, 2011
	Unpaid			Allowance
	Principal	Recorded	Partial	for Credit
	Balance	Investment	Charge-offs	Losses Allocated
	(in thousands)
With no related allowance recorded:
Commercial real estate
Owner occupied	$56,405	$50,221	$6,184	$—
Non-owner occupied	47,495	40,303	7,192	—
Multi-family	2,161	1,340	821	—
Commercial and industrial
Commercial	11,351	9,414	1,937	—
Leases	3,288	3,288	—	—
Construction and land development
Construction	13,881	13,784	97	—
Land	25,697	20,814	4,883	—
Residential real estate	27,859	21,463	6,396	—
Consumer	456	430	26	—
With an allowance recorded:
Commercial real estate
Owner occupied	10,355	10,355	—	3,683
Non-owner occupied	—	—	—	—
Multi-family	350	338	12	194
Commercial and industrial
Commercial	1,503	1,349	154	721
Leases	—	—	—	—
Construction and land development
Construction	17,865	14,854	3,011	3,203
Land	1,333	1,333	—	753
Residential real estate	15,467	14,665	802	6,346
Consumer	—	—	—	—
With an allowance recorded:

Total	$235,466	$203,951	$31,515	$14,900

	December 31, 2010
	Unpaid			Allowance
	Principal	Recorded	Partial	for Credit
	Balance	Investment	Charge-offs	Losses Allocated
	(in thousands)
With no related allowance recorded:
Commercial real estate
Owner occupied	$38,893	$36,811	$2,082	$—
Non-owner occupied	72,705	66,156	6,549	—
Multi-family	7,087	4,478	2,609	—
Commercial and industrial
Commercial	9,155	4,780	4,375	—
Leases	3,655	3,655	—	—
Construction and land development
Construction	23,214	19,217	3,997	—
Land	31,237	24,807	6,430	—
Residential real estate	38,936	32,593	6,343	—
Consumer	548	522	26	—
With an allowance recorded:
Commercial real estate
Owner occupied	15,684	14,346	1,338	3,873
Non-owner occupied	1,961	1,804	157	530
Multi-family	358	346	12	179
Commercial and industrial
Commercial	4,520	4,367	153	3,170
Leases	—	—	—	—
Construction and land development
Construction	12,490	12,490	—	1,722
Land	5,018	1,901	3,117	1,124
Residential real estate	11,598	9,830	1,768	2,716
Consumer	232	232	—	126

Total	$277,291	$238,335	$38,956	$13,440

The following table presents the balance in the allowance for credit losses and the recorded investment in loans by portfolio segment and based on impairment method:

	June 30, 2011
	Commercial	Commercial	Commercial	Residential	Construction
	Real Estate -	Real Estate - Non	and	Real	and Land	Commercial
	Owner Occupied	Owner Occupied	Industrial	Estate	Development	Leases	Consumer	Total
	(in thousands)
Allowance for credit losses:
Ending balance attributable to loans individually evaluated for impairment	$3,683	$194	$721	$6,346	$3,956	$—	$—	$14,900
Collectively evaluated for impairment	12,608	18,613	22,378	14,899	12,963	3,009	5,005	$89,475
Acquired with deteriorated credit quality	—	—	—	—	—	—	—	$—

Total ending allowance	$16,291	$18,807	$23,099	$21,245	$16,919	$3,009	$5,005	$104,375

	December 31, 2010
	Commercial	Commercial
	Real Estate -	Real Estate -	Commercial	Residential	Construction
	Owner	Non-Owner	and	Real	and Land	Commercial
	Occupied	Occupied	Industrial	Estate	Development	Leases	Consumer	Total
	(in thousands)
Allowance for credit losses
Ending balance attributable to loans individually evaluated for impairment	$3,873	$709	$3,170	$2,716	$2,846	$—	$126	$13,440
Collectively evaluated for impairment	11,108	17,353	23,981	18,173	17,741	3,631	5,272	97,259
Acquired with deteriorated credit quality	—	—	—	—	—	—	—	—

Total ending allow ance	$14,981	$18,062	$27,151	$20,889	$20,587	$3,631	$5,398	$110,699

6. OTHER ASSETS ACQUIRED THROUGH FORECLOSURE
The following table presents the changes in other assets acquired through foreclosure:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(in thousands)		(in thousands)
Balance, beginning of period	$98,312	$105,637	$107,655	$83,347
Additions	9,880	15,349	21,055	48,303
Dispositions	(14,706)	(4,319)	(31,310)	(14,210)
Valuation adjustments in the period, net	(7,754)	(12,302)	(11,668)	(13,075)

Balance, end of period	$85,732	$104,365	$85,732	$104,365

At June 30, 2011 and 2010, the majority of the Company’s repossessed assets were properties located in Nevada.
7. INCOME TAXES
Deferred tax assets and liabilities are included in the financial statements at currently enacted income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes.
For the six months ended June 30, 2011, the net deferred tax assets decreased $8.5 million to $71.3 million. This decrease in the net deferred tax asset was primarily the result of the net operating income of the Company for the current period and year to date.
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

The Company would recognize interest accrued related to unrecognized tax benefits in tax expense. The Company has not recognized or accrued any interest or penalties for the periods ended December 31, 2010 or June 30, 2011.
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
The Internal Revenue Service’s Examination Division issued a notice of proposed deficiency, on January 10, 2011, proposing a taxable income adjustment of $136.7 million related to deductions taken on our 2008 tax return in connection with the partial worthlessness of collateralized debt obligations, or CDOs. The use of these deductions on our 2008 tax return resulted in an approximately $40 million tax refund for the 2006 and 2007 taxable periods. The Company filed a protest of the proposed deficiency, which has been referred to the Internal Revenue Service’s Appeals Division. Although the Company believes that the CDO-related deductions will be respected for U.S. federal income tax purposes, there can be no assurance that the Internal Revenue Service will not successfully challenge some or all of such deductions. The Company has not accrued a reserve for this potential exposure.
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
A summary of the contractual amounts for unfunded commitments and letters of credit are as follows:

	June 30,	December 31,
	2011	2010
	(in thousands)
Commitments to extend credit, including unsecured loan commitments of $140,877 at June 30, 2011 and $156,517 at December 31, 2010	$748,901	$702,336
Credit card commitments and financial guarantees	322,001	322,798
Standby letters of credit, including unsecured letters of credit of $3,322 at June 30, 2011 and $3,076 at December 31, 2010	32,083	28,013

	$1,102,985	$1,053,147

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
The Company has exposure to credit losses from unfunded commitments and letters of credit. As funds have not been disbursed on these commitments, they are not reported as loans outstanding. Credit losses related to these commitments are not included in the allowance for credit losses reported in Note 5, “Loans, Leases and Allowance for Credit Losses” of these Consolidated Financial Statements and are accounted for as a separate loss contingency as a liability. This loss contingency for unfunded loan commitments and letters of credit was $0.2 million and $0.3 million as of June 30, 2011 and December 31, 2010, respectively. Changes to this liability are adjusted through other non-interest expense.

Concentrations of Lending Activities
The Company’s lending activities are primarily driven by the customers served in the market areas where the Company has branch offices in the States of Nevada, California and Arizona. The Company monitors concentrations within five broad categories: geography, industry, product, call code, and collateral. The Company grants commercial, construction, real estate and consumer loans to customers through branch offices located in the Company’s primary markets. The Company’s business is concentrated in these areas and the loan portfolio includes significant credit exposure to the commercial real estate market of these areas. As of June 30, 2011 and December 31, 2010, commercial real estate related loans accounted for approximately 65% and 64% of total loans, respectively, and approximately 2% of commercial real estate related loans are secured by undeveloped land. Substantially all of these loans are secured by first liens with an initial loan to value ratio of generally not more than 75%. Approximately 52% and 54% of these commercial real estate loans were owner occupied at June 30, 2011 and December 31, 2010, respectively. In addition, approximately 3% of total loans were unsecured as of June 30, 2011 and December 31, 2010.
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
Lease Commitments
The Company leases the majority of its office locations and many of these leases contain multiple renewal options and provisions for increased rents. Total rent expense of $1.4 million and $1.3 million was included in occupancy expenses for the three month periods ended June 30, 2011 and 2010, respectively. For the six months ended June 30, 2011 and 2010, total rent expense included in occupancy expenses was $2.7 million and $2.5 million, respectively.
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
The Company continues to account for these items under the fair value option. There were no financial instruments purchased by the Company in the first or second quarters of 2011 and during 2010 which met the ASC 825 fair value election criteria, and therefore, no additional instruments have been added under the fair value option election.
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
For the three and six months ended June 30, 2011 and 2010, gains and losses from fair value changes included in the Consolidated Statement of Operations were as follows:

	Changes in Fair Values for Items Measured at Fair
	Value Pursuant to Election of the Fair Value Option
	Unrealized			Total
	Gain/(Loss) on		Interest	Changes
	Assets and		Expense on	Included in
	Liabilities	Interest	Junior	Current-
	Measured at	Income on	Subordinated	Period
Description	Fair Value, Net	Securities	Debt	Earnings
	(in thousands)
Three Months Ended June 30, 2011

Securities measured at fair value	$35	$10	$—	$45
Junior subordinated debt	300	—	(250)	50

	$335	$10	$(250)	$95

Six Months Ended June 30, 2011

Securities measured at fair value	$(31)	$18	$—	$(13)
Junior subordinated debt	300	—	(499)	(199)

	$269	$18	$(499)	$(212)

	Changes in Fair Values for Items Measured at Fair
	Value Pursuant to Election of the Fair Value Option
	Unrealized			Total
	Gain/(Loss) on		Interest	Changes
	Assets and		Expense on	Included in
	Liabilities	Interest	Junior	Current-
	Measured at	Income on	Subordinated	Period
Description	Fair Value, Net	Securities	Debt	Earnings
	(in thousands)
Three Months Ended June 30, 2010

Securities measured at fair value	$253	$80	$—	$333
Junior subordinated debt	5,997	—	(277)	5,720

	$6,250	$80	$(277)	$6,053

Six Months Ended June 30, 2010

Securities measured at fair value	$436	$267	$—	$703
Junior subordinated debt	6,115	—	(533)	5,582

	$6,551	$267	$(533)	$6,285

	Three Months Ended	Six Months Ended
	June 30, 2011	June 30, 2011
	(in thousands)
Net gains and (losses) recognized during the period on trading securities	$35	$(31)
Less: net gains and (losses) recognized during the period on trading securities sold during the period	190	190

Unrealized gains and (losses) recognized during the reporting period on trading securities still held at the reporting date	$(155)	$(221)

The difference between the aggregate fair value of junior subordinated debt ($42.7 million) and the aggregate unpaid principal balance thereof ($66.5 million) was $23.8 million at June 30, 2011.
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
Junior subordinated debt: The Company estimates the fair value of its junior subordinated debt using a discounted cash flow model which incorporates the effect of the Company’s own credit risk in the fair value of the liabilities (Level 3). The Company’s cash flow assumptions were based on the contractual cash flows as the Company anticipates that it will pay the debt according to its contractual terms. The Company evaluated priced offerings on individual issuances of trust preferred securities and estimated the discount rate based, in part, on that information. The Company estimated the discount rate at 5.446%, which is a 520 basis point spread over 3 month LIBOR (0.246% as of June 30, 2011). As of December 31, 2010, the Company estimated the discount rate at 5.873%, which is a 557 basis point spread over 3 month LIBOR (0.303%).
The fair value of these assets and liabilities were determined using the following inputs at June 30, 2011 and December 31, 2010:

	Fair Value Measurements at Reporting Date Using:
	Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs	Fair
June 30, 2011	(Level 1)	(Level 2)	(Level 3)	Value
	(in thousands)
Assets:
Securities measured at fair value
Direct obligation and GSE residential mortgage- backed securities	$—	$7,204	$—	$7,204

Securities available for sale
U.S. Government-sponsored agency securities	$—	$201,776	$—	$201,776
Municipal Obligations	—	306	—	306
Direct obligation and GSE residential mortgage-backed securities	—	689,233	—	689,233
Private label residential mortgage-backed securities	—	14,170	—	14,170
Adjustable-rate preferred stock	66,358	—	—	66,358
Trust preferred	1,620	23,699	—	25,319
Corporate debt securities	4,913	—	—	4,913
Other	22,730	—	—	22,730

	$95,621	$929,184	$—	$1,024,805

Interest rate swaps	$—	$1,143	$—	$1,143

				Fair
Liabilities:	(Level 1)	(Level 2)	(Level 3)	Value

Junior subordinated debt	$—	$—	$42,734	$42,734

Interest rate swaps	$—	$876	$—	$876

As of June 30, 2011, one trust preferred security with a net fair value of $23.7 million transferred from Level 1 to Level 2 due to a change in pricing source from an active trade used at the end of the first quarter 2011 to a pricing service.

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

Fair Value Measurements Using
Significant Unobservable Inputs
(Level 3)

Junior
Subordinated
Debt
(in thousands)

Beginning balance January 1, 2011	$(43,034)
Total gains or losses (realized/unrealized)
Included in earnings	300
Included in other comprehensive income	—
Purchases, issuances, and settlements, net	—
Transfers to held-to-maturity	—
Transfers in and/or out of Level 3	—

Ending balance June 30, 2011	$(42,734)

The amount of total 2011 gains (losses) for the period included in earnings attributable to the change in unrealized gains (losses) relating to assets still held at the reporting date	$300

The amount of total 2010 gains (losses) for the period included in earnings attributable to the change in unrealized gains (losses) relating to assets still held at the reporting date	$6,115

Fair value on a nonrecurring basis
Certain assets are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis, but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). The following table presents such assets carried on the balance sheet by caption and by level within the ASC 825 hierarchy as of June 30, 2011:

	Fair Value Measurements Using
		Quoted Prices
		in Active	Active
		Markets for	Markets for	Unobservable
		Identical Assets	Similar Assets	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
As of June 30, 2011:
Impaired loans with specific valuation allowance	$27,994	$—	$—	$27,994
Impaired loans without specific valuation allowance	56,900	—	—	56,900
Goodwill valuation of reporting units	25,925	—	—	25,925
Other assets acquired through foreclosure	85,732	—	—	85,732
Collateralized debt obligations	2,194	—	—	2,194
The following table presents such assets carried on the balance sheet by caption and by level within the ASC 825 hierarchy:

	Fair Value Measurements Using
		Quoted Prices
		in Active	Active
		Markets for	Markets for	Unobservable
		Identical Assets	Similar Assets	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
As of December 31, 2010:
Impaired loans with specific valuation allowance	$31,876	$—	$—	$31,876
Impaired loans without specific valuation allowance	66,355	—	—	66,355
Goodwill valuation of reporting units	25,925	—	—	25,925
Other assets acquired through foreclosure	107,655	—	—	107,655
Collateralized debt obligations	735	—	—	735
Impaired loans: The specific reserves for collateral dependent impaired loans are based on the fair value of the collateral. The fair value of collateral is determined based on third-party appraisals. In some cases, adjustments are made to the appraised values due to various factors, including age of the appraisal (which are generally obtained every six months), age of comparables included in the appraisal, and known changes in the market and in the collateral. When significant adjustments are based on unobservable inputs, such as when a current appraised value is not available or management determines the fair value of the collateral is further impaired below appraised value and there is no observable market price, the resulting fair value measurement has been categorized as a Level 3 measurement. These Level 3 impaired loans had an aggregate carrying amount of $42.9 million and specific reserves in the allowance for loan losses of $14.9 million at June 30, 2011.
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
Other assets acquired through foreclosure: Other assets acquired through foreclosure consist of properties acquired as a result of, or in-lieu-of, foreclosure. Properties or other assets classified as other assets acquired through foreclosure and other repossessed property and are initially reported at the fair value determined by independent appraisals using appraised value, less cost to sell. Such properties are generally re-appraised every six months. There is risk for subsequent volatility. Costs relating to the development or improvement of the assets are capitalized and costs relating to holding the assets are charged to expense. The Company had $85.7 million of such assets at June 30, 2011. When significant adjustments were based on unobservable inputs, such as when a current appraised value is not available or management determines the fair value of the collateral is further impaired below appraised value and there is no observable market price, the resulting fair value measurement has been categorized as a Level 3 measurement.

Collateralized debt obligations: The Company previously wrote down its trust-preferred CDO portfolio to $0.1 million when it determined these CDOs were other-than-temporarily impaired under generally accepted accounting principles due primarily to credit rating downgrades and the increase in deferrals and defaults by the issuers of the underlying CDOs. These CDOs represent interests in various trusts, each of which is collateralized with trust preferred debt issued by other financial institutions.
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
For the three and six months ended June 30, 2011 and 2010, the Company determined that certain collateralized mortgage debt securities contained credit losses. The impairment credit losses related to these debt securities for the three and six months ended June 30, 2011 was $0.2 million. The impairment credit loss related to these debt securities for the three and six months ended June 30, 2010 was $1.1 million and $1.2 million, respectively.
The following table presents a rollforward of the amount related to impairment credit losses recognized in earnings for the six months ended June 30, 2011 and 2010:
Debt Security Credit Losses
Recognized in Other Comprehensive Income/Earnings
For the Six Months Ended June 30, 2011

Private Label Mortgage-
Backed Securities
(in thousands)
Beginning balance of impairment losses held in other comprehensive income	$(1,811)
Current period other-then temporary impairment credit recognized through earnings	—
Reductions for securities sold during the period	—
Additions or reductions in credit losses due to change of intent to sell	—
Reductions for increases in cash flows to be collected on impaired securities	—

Ending balance of net unrealized gains and (losses) held in other comprehensive income	$(1,811)

Debt Security Credit Losses
Recognized in Other Comprehensive Income/Earnings
For the Six Months Ended June 30, 2010

	Debt Obligations and	Private Label Mortgage-
	Structured Securities	Backed Securities
	(in thousands)
Beginning balance of impairment losses held in other comprehensive income	$(544)	$(1,811)
Current period other-then temporary impairment credit recognized through earnings	544	—
Reductions for securities sold during the period	—	—
Additions or reductions in credit losses due to change of intent to sell	—	—
Reductions for increases in cash flows to be collected on impaired securities	—	—

Ending balance of net unrealized gains and (losses) held in other comprehensive income	$—	$(1,811)

10. FAIR VALUE OF FINANCIAL INSTRUMENTS
The estimated fair value of the Company’s financial instruments is as follows:

	June 30,		December 31,
	2011		2010
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(in thousands)
Financial assets:
Cash and due from banks	$131,172	$131,172	$87,984	$87,984
Federal funds sold	—	—	918	918
Money market investments	23,745	23,745	37,733	37,733
Investment securities — measured at fair value	7,204	7,204	14,301	14,301
Investment securities — available for sale	1,024,805	1,024,805	1,172,913	1,172,913
Investment securities — held to maturity	82,441	83,153	48,151	47,996

Derivatives	1,143	1,143	1,396	1,396
Restricted stock	35,885	35,885	36,877	36,877
Loans, net	4,307,330	4,062,726	4,129,843	3,868,852
Accrued interest receivable	18,349	18,349	19,433	19,433

Financial liabilities:
Deposits	5,588,320	5,589,819	5,338,441	5,341,701
Accrued interest payable	6,015	6,015	6,085	6,085
Customer repurchases	148,650	148,650	109,409	109,409
Other borrowed funds	73,138	79,875	72,964	85,454
Junior subordinated debt	42,734	42,734	43,034	43,034
Derivatives	876	876	1,396	1,396

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
Interest rate risk exposure is measured using interest rate sensitivity analysis to determine our change in net portfolio value and net interest income resulting from hypothetical changes in interest rates. If potential changes to net portfolio value and net interest income resulting from hypothetical interest rate changes are not within the limits established by the Board of Directors, the Board of Directors may direct management to adjust the asset and liability mix to bring interest rate risk within board-approved limits. As of June 30, 2011, the Company’s interest rate risk profile was within Board-approved limits.
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
Fair value of commitments
The estimated fair value of standby letters of credit outstanding at June 30, 2011 and December 31, 2010 is insignificant. Loan commitments on which the committed interest rate is less than the current market rate are also insignificant at June 30, 2011 and December 31, 2010.
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

The following is a summary of selected operating segment information as of and for the three and six month periods ended June 30, 2011 and 2010:
Western Alliance Bancorporation and Subsidiaries
Operating Segment Results
Unaudited

					Inter-
					segment	Consoli-
	Bank	Western	Torrey		elimi-	dated
	of Nevada	Alliance Bank	Pines Bank*	Other	nations	Company
At June 30, 2011	(dollars in millions)
Assets	$2,842.6	$2,055.6	$1,565.3	$748.7	$(704.1)	$6,508.1
Gross loans and deferred fees, net	1,854.8	1,429.2	1,170.6	—	(42.9)	4,411.7
Less: Allowance for credit losses	(66.8)	(21.2)	(16.4)	—	—	(104.4)

Net loans	1,788.0	1,408.0	1,154.2	—	(42.9)	4,307.3

Goodwill	23.2	—	—	2.7	—	25.9
Deposits	2,449.2	1,760.2	1,382.0	—	(3.1)	5,588.3
Stockholders’ equity	317.4	181.5	143.3	622.6	(649.1)	615.7

No. of branches	12	16	11	—	—	39
No. of FTE	411	217	208	73	—	908

Three Months Ended June 30, 2011:	(in thousands)
Net interest income	$26,856	$20,110	$18,611	$(2,291)	$—	$63,286
Provision for credit losses	5,300	3,731	2,860	—	—	11,891

Net interest income (loss) after provision for credit losses	21,556	16,379	15,751	(2,291)	—	51,395
Non-interest income	5,982	2,351	1,235	1,816	(1,787)	9,597
Non-interest expense	(22,738)	(12,680)	(9,998)	(7,379)	1,787	(51,008)

Income (loss) from continuing operations before income taxes	4,800	6,050	6,988	(7,854)	—	9,984
Income tax expense (benefit)	1,076	2,224	2,812	(2,817)	—	3,295

Income(loss) from continuing operations	3,724	3,826	4,176	(5,037)	—	6,689
Loss from discontinued operations, net	—	—	—	(460)	—	(460)

Net income (loss)	$3,724	$3,826	$4,176	$(5,497)	$—	$6,229

Six Months Ended June 30, 2011:	(in thousands)
Net interest income	$53,284	$39,767	$35,928	$(4,594)	$—	$124,385
Provision for credit losses	12,303	5,331	4,298	—	—	21,932

Net interest income (loss) after provision for credit losses	40,981	34,436	31,630	(4,594)	—	102,453
Non-interest income	9,374	4,383	2,974	(304)	—	16,427
Non-interest expense	(44,410)	(25,064)	(20,487)	(12,677)	3,483	(99,155)

Income (loss) from continuing operations before income taxes	5,945	13,755	14,117	(17,575)	3,483	19,725
Income tax expense (benefit)	1,327	5,074	5,918	(4,995)	—	7,324

Income(loss) from continuing
operations	4,618	8,681	8,199	(12,580)	3,483	12,401
Loss from discontinued operations, net	—	—	—	(1,019)	—	(1,019)

Net income (loss)	$4,618	$8,681	$8,199	$(13,599)	$3,483	$11,382

*	Excludes discontinued operations

Western Alliance Bancorporation and Subsidiaries
Operating Segment Results
Unaudited

					Inter-
					segment	Consoli-
	Bank	Western	Torrey		elimi-	dated
	of Nevada	Alliance Bank	Pines Bank*	Other	nations	Company
At June 30, 2010:	(dollars in millions)
Assets	$2,764.1	$1,924.2	$1,265.0	$619.0	$(612.8)	$5,959.5
Gross loans and deferred fees, net	1,973.1	1,219.2	980.7	—	(43.0)	4,130.0
Less: Allowance for credit losses	(67.4)	(25.7)	(16.9)	—	—	(110.0)

Net loans	1,905.7	1,193.5	963.8	—	(43.0)	4,020.0

Goodwill	23.2	—	—	2.7	—	25.9
Deposits	2,417.4	1,724.5	1,092.4	—	(4.1)	5,230.2
Stockholders’ equity	287.1	139.4	130.9	581.0	(562.5)	575.9

No. of branches	12	17	9	—	—	38
No. of FTE	439	242	207	73	—	961

Three Months Ended June 30, 2010:	(in thousands)
Net interest income	$25,650	$16,973	$15,257	$(424)	$—	$57,456
Provision for credit losses	19,100	1,188	2,827	—	—	23,115

Net interest income after provision for credit losses	6,550	15,785	12,430	(424)	—	34,341
Non-interest income	6,147	2,362	1,393	7,476	3,382	20,760
Noninterest expense	(29,598)	(11,963)	(9,413)	(4,003)	1,715	(53,262)

Income (loss) from continuing operations before income taxes	(16,901)	6,184	4,410	3,049	5,097	1,839
Income tax expense (benefit)	(6,158)	2,408	1,841	1,719	—	(190)

Income(loss) from continuing operations	(10,743)	3,776	2,569	1,330	5,097	2,029
Loss from discontinued operations, net	—	—	—	(802)	—	(802)

Net income (loss)	$(10,743)	$3,776	$2,569	$528	$5,097	$1,227

Six Months Ended June 30, 2010:	(in thousands)
Net interest income	$51,307	$31,859	$29,571	$(563)	$—	$112,174
Provision for credit losses	41,134	5,176	5,552	—	—	51,862

Net interest income (loss) after provision for credit losses	10,173	26,683	24,019	(563)	—	60,312
Non-interest income	14,111	4,227	2,298	10,919	3,834	35,389
Non-interest expense	(45,768)	(22,724)	(20,789)	(8,246)	3,424	(94,103)

Income (loss) from continuing operations before income taxes	(21,484)	8,186	5,528	2,110	7,258	1,598
Income tax expense (benefit)	(7,740)	3,268	2,471	250	—	(1,751)

Income(loss) from continuing operations	(13,744)	4,918	3,057	1,860	7,258	3,349
Loss from discontinued operations, net	—	—	—	(1,737)	—	(1,737)

Net income (loss)	$(13,744)	$4,918	$3,057	$123	$7,258	$1,612

*	Excludes discontinued operations

12. STOCKHOLDERS’ EQUITY
Stock-based Compensation
For the six months ended June 30, 2011 and 2010, 39,000 and 111,000 stock options with a weighted average exercise price of $7.27 and $5.21 per share, respectively, were granted to certain key employees and directors. The Company estimates the fair value of each option award on the date of grant using a Black-Scholes valuation model. The weighted average grant date fair value of these options was $4.00 and $3.12 per share, respectively. These stock options generally have a vesting period of 4 years and a contractual life of 7 years.
As of June 30, 2011, there were 2.3 million options outstanding, compared with 2.8 million at June 30, 2010.
For the three and six months ended June 30, 2011, the Company recognized stock-based compensation expense related to stock options of $0.7 million and $1.4 million, respectively, compared to $0.4 million and $1.0 million for the three and six months ended June 30, 2010.
For the three and six months ended June 30, 2011, 5,400 and 521,234 shares of restricted stock were granted, respectively. The Company estimates the compensation cost for restricted stock grants based upon the grant date fair value. Generally, these restricted stock grants have a three year vesting period. The aggregate grant date fair value for the restricted stock issued in the three and six month periods ended June 30, 2011 was $42,000 and $3.8 million, respectively.
There were approximately 1,268,966 and 1,073,679 restricted shares outstanding at June 30, 2011 and 2010, respectively. For the three and six months ended June 30, 2011, the Company recognized stock-based compensation related to restricted stock grants of $0.8 million and $1.5 million, respectively compared to $1.1 million and $2.2 million respectively for the three and six months ended June 30, 2010 related to the Company’s restricted stock plan.
Stock Issuance
In the third quarter of 2010, the Company completed a public offering of 8,050,000 shares of common stock, including 1,050,000 shares pursuant to the underwriter’s over-allotment option, at a public offering price of $6.25 per share, for an aggregate offering price of $50.3 million. The net proceeds of the offering were approximately $47.6 million.
13. BORROWED FUNDS
The following table summarizes the Company’s borrowings as of June 30, 2011 and December 31, 2010:

	June 30,	December 31,
	2011	2010
	(in thousands)
Long Term
Other long term debt	$75,000	$75,000

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
The Banks have entered into agreements with other financial institutions under which they can borrow up to $45.0 million on an unsecured basis. The lending institutions will determine the interest rate charged on borrowings at the time of the borrowing.
As of June 30, 2011 and December 31, 2010, the Company had additional available credit with the FHLB of approximately $981.4 million and $676.3 million, respectively, and with the FRB of approximately $635.4 million and $547.0 million, respectively.

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
Financial Result Highlights for the Second Quarter of 2011
Net income available to common stockholders for the Company of $3.7 million or $0.05 per diluted share for the second quarter of 2011 compared to net loss of $1.2 million or ($0.02) loss per diluted share for the second quarter of 2010.
The significant factors impacting earnings of the Company during the second quarter of 2011 were:
•	Net interest income increased by 10.1% to $63.3 million for the second quarter of 2011 compared to $57.5 million for the second quarter of 2010.
•	Provision for credit losses declined to $11.9 million for the second quarter of 2011 compared to $23.1 million for the second quarter of 2010 as problem assets stabilized.
•	During the second quarter 2011, the Company increased deposits by an additional $91 million to $5.59 billion at June 30, 2011 compared to $5.34 billion at December 31, 2010.
•	The Company experienced loan growth of $171.2 million to $4.41 billion at June 30, 2011 from $4.24 billion at December 31, 2010.
•	Net decrease in repossessed assets to $85.7 million at June 30, 2011 from $107.7 million at December 31, 2010.
•	Net charge-offs were $13.6 million for the second quarter 2011, down 47.2% from $25.8 million for the second quarter of 2010.
•
Key asset quality ratios improved for the three months ended June 30, 2011 compared to 2010. Nonaccrual loans and repossessed assets to total assets improved to 3.05% from 4.00% for the comparable periods and nonaccrual loans to gross loans improved to 2.56% at June 30, 2011 compared to 3.25% at June 30, 2010.

•
All three banking segments were profitable for the second consecutive quarter. Bank of Nevada recorded net income of $3.7 million for the three months ended June 30, 2011 compared to a net loss of $10.7 million for the second quarter of 2010. Western Alliance Bank reported net income of $3.8 million for the second quarter of 2011 and 2010. The Torrey Pines Bank segment reported net income of $4.2 million for the three months ended June 30, 2011 compared to $2.6 million for the second quarter of 2010.

The impact to the Company from these items, and others of both a positive and negative nature, will be discussed in more detail as they pertain to the Company’s overall comparative performance for the three and six months ended June 30, 2011 throughout the analysis sections of this report.
A summary of our results of operations and financial condition and select metrics is included in the following table:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(dollars in thousands)

Net income/(loss) available to common stockholders	$3,726	$(1,239)	$6,376	$(3,321)
Earnings (loss) per share — Basic	0.05	(0.02)	0.08	(0.05)
Earnings (loss) per share — Diluted	0.05	(0.02)	0.08	(0.05)
Total assets	$6,508,089	$5,959,479
Gross loans	$4,411,705	$4,129,950
Total deposits	$5,588,320	$5,230,084
Net interest margin	4.34%	4.16%	4.34% %	4.16%
Return on average assets	0.39%	0.08%	0.36%	0.04%
Return on average stockholders’ equity	3.98%	0.84%	3.70%	0.39%

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(dollars in thousands)
Non-accrual loans	$112,750	$134,264
Non-performing assets	286,425	317,165
Non-accrual loans to gross loans	2.56%	3.25%
Net charge-offs to average loans (annualized)	1.26%	2.53%	1.32%	2.48%
Asset and Deposit Growth
The ability to originate new loans and attract new deposits is fundamental to the Company’s asset growth. The Company’s assets and liabilities are comprised primarily of loans and deposits. Total assets increased during the second quarter 2011 to $6.51 billion from $6.19 billion at December 31, 2010. Total gross loans excluding net deferred fees and unearned income increased by $171.2 million, or 4.0%, to $4.41 billion as of June 30, 2011 compared to December 31, 2010. Total deposits increased $249.9 million, or 4.7%, to $5.59 billion as of June 30, 2011 from $5.34 billion as of December 31, 2010.
RESULTS OF OPERATONS
The following table sets forth a summary financial overview for the three and six months ended June 30, 2011 and 2010.

	Three Months Ended			Six Months Ended
	June 30,		Increase	June 30,		Increase
	2011	2010	(Decrease)	2011	2010	(Decrease)
	(in thousands, except per share amounts)
Consolidated Statement of Operations Data:
Interest income	$73,646	$70,000	$3,646	$145,612	$138,734	$6,878
Interest expense	10,360	12,544	(2,184)	21,227	26,560	(5,333)

Net interest income	63,286	57,456	5,830	124,385	112,174	12,211
Provision for credit losses	11,891	23,115	(11,224)	21,932	51,862	(29,930)

Net interest income after provision for credit losses	51,395	34,341	17,054	102,453	60,312	42,141
Non-interest income	9,597	20,760	(11,163)	16,427	35,389	(18,962)
Non-interest expense	51,008	53,262	(2,254)	99,155	94,103	5,052

Net income (loss) from continuing operations before income taxes	9,984	1,839	8,145	19,725	1,598	18,127
Income tax expense (benefit)	3,295	(190)	3,485	7,324	(1,751)	9,075

Loss from continuing operations	6,689	2,029	4,660	12,401	3,349	9,052
Loss from discontinued operations, net of tax benefit	(460)	(802)	342	(1,019)	(1,737)	718

Net income	$6,229	$1,227	$5,002	$11,382	$1,612	$9,770

Net income (loss) available to common stockholders	$3,726	$(1,239)	$4,965	$6,376	$(3,321)	$9,697

Income (loss) per share — basic	$0.05	$(0.02)	$0.07	$0.08	$(0.05)	$0.13

Income (loss) per share — diluted	$0.05	$(0.02)	$0.07	$0.08	$(0.05)	$0.13

The Company’s primary source of income is interest income. Interest income for the three and six months ended June 30, 2011 was $73.6 million and $145.6 million, respectively, an increase of 5.2% and 5%, respectively, when comparing interest income for the three and six months ended June 30, 2010. This increase was primarily from interest income from investment securities and loans. Interest income from investment securities increased by $3.2 million and $4.8 million for the three and six months ended June 30, 2011, respectively, compared to 2010. Interest income from loans increased by $0.7 million and $2.4 million for the three and six months ended June 30, 2011, respectively, compared to the three and six months ended June 30, 2010. Despite the increased interest income, average yield on interest earning assets remained relatively flat for the three and six months ended June 30, 2011 compared to 2010 despite decreased yields on loans of 31 and 19 basis points for the three and six month periods ended June 30, 2011, respectively, compared to 2010.
Interest expense for the three and six months ended June 30, 2011 compared to 2010 decreased by 17.4% and 20.0%, respectively to $10.4 million and $21.2 million, respectively. This decline was primarily due to decreased average interest paid on deposits which declined 38 basis points to 0.75% for the three months ended June 30, 2011 compared to the same period in 2010 and 44 basis points to 0.78% for the six months ended June 30, 2011 compared to the same period in 2010. Interest paid on borrowings and debt increased by $1.3 million for the three months ended June 30 2011 compared to 2010 and $3.6 million for the six months ended June 30, 2011 compared to 2010 primarily due to the higher cost of the senior debt obligations issued in the third quarter of 2010.
Net interest income was $63.3 million and $124.4 million for the three and six months ended June 30, 2011, compared to $57.5 million and $112.2 million for the same periods in 2010, an increase of 10.1% and 11.2%, respectively. The increase in net interest income for the three months ended June 30, 2011 compared to the three months ended June 30, 2010, reflects a $333.7 million increase in average earning assets, offset by a $155.1 million increase in average interest bearing liabilities. The increased margin of 18 basis points for both the three and six months ended June 30, 2011 compared to 2010 was due to a decrease in our average cost of funds primarily as a result of downward repricing of deposits.

Net Interest Margin
The net interest margin is reported on a fully tax equivalent (“FTE”) basis. A tax equivalent adjustment is added to reflect interest earned on certain municipal securities and loans that are exempt from Federal income tax. The following table sets forth the average balances and interest income on a fully tax equivalent basis and tax expense for the periods indicated:

	Three Months Ended June 30,
	2011			2010
			Average			Average
	Average		Yield/Cost	Average		Yield/Cost
	Balance	Interest	(6)	Balance	Interest	(6)
	(dollars in thousands)
Interest-Earning Assets
Securities:
Taxable	$1,179,116	$7,906	2.69%	$775,359	$5,231	2.71%
Tax-exempt (1)	93,006	636	4.78%	32,705	96	3.00%

Total securities	1,272,122	8,542	2.84%	808,064	5,327	2.72%
Federal funds sold and other	43	—	0.00%	22,929	51	0.89%
Loans (1) (2) (3)	4,336,259	64,919	6.00%	4,080,004	64,201	6.31%
Short term investments	248,142	157	0.25%	607,046	380	0.25%
Restricted stock	36,186	28	0.31%	41,018	41	0.40%

Total earnings assets	5,892,752	73,646	5.05%	5,559,061	70,000	5.06%
Nonearning Assets
Cash and due from banks	126,002			110,483
Allowance for credit losses	(107,194)			(115,359)
Bank-owned life insurance	131,266			93,499
Other assets	387,630			405,081

Total assets	$6,430,456			$6,052,765

Interest-Bearing Liabilities
Sources of Funds
Interest-bearing deposits:
Interest checking	$470,360	$484	0.41%	$579,587	$732	0.51%
Savings and money market	2,108,701	3,676	0.70%	1,837,991	4,186	0.91%
Time deposits	1,440,023	3,388	0.94%	1,518,296	6,149	1.62%

Total interest-bearing deposits	4,019,084	7,548	0.75%	3,935,874	11,067	1.13%
Short-term borrowings	157,312	148	0.38%	126,318	483	1.53%
Long-term debt	73,095	1,975	10.84%	—	—	0.00%
Junior subordinated and subordinated debt	43,031	689	6.43%	75,221	994	5.30%

Total interest-bearing liabilities	4,292,522	10,360	0.97%	4,137,413	12,544	1.22%
Noninterest-Bearing Liabilities
Noninterest-bearing demand deposits	1,486,415			1,279,225
Other liabilities	24,108			51,518
Stockholders’ equity	627,411			584,609

Total Liabilities and Stockholders’ Equity	$6,430,456			$6,052,765

Net interest income and margin (4)		$63,286	4.34%		$57,456	4.16%

Net interest spread (5)			4.08%			3.84%

(1)
Yields on loans and securities have been adjusted to a tax equivalent basis. Interest income has not been adjusted to a tax equivalent basis. The tax-equivalent adjustments for the three months ended June 30, 2011 and 2010 were $473 and $149, respectively.

(2)	Net loan fees of $0.9 million and $1.3 million are included in the yield computation for the three months ended June 30, 2011 and 2010, respectively.

(3)	Includes nonaccrual loans.

(4)	Net interest margin is computed by dividing net interest income by total average earning assets.

(5)	Net interest spread represents average yield earned on interest-earning assets less the average rate paid on interest-bearing liabilities.

(6)	Annualized.

	Six Months Ended June 30,
	2011			2010
			Average			Average
	Average		Yield/Cost	Average		Yield/Cost
	Balance	Interest	(6)	Balance	Interest	(6)
	(dollars in thousands)

Interest-Earning Assets
Securities:
Taxable	$1,187,079	$15,111	2.57%	$782,464	$11,248	2.90%
Tax-exempt (1)	87,818	1,361	5.32%	33,254	383	4.71%

Total securities	1,274,897	16,472	2.76%	815,718	11,631	2.97%
Federal funds sold and other	129	1	1.56%	27,760	104	0.76%
Loans (1) (2) (3)	4,270,088	128,801	6.08%	4,066,836	126,368	6.27%
Short term investments	241,632	288	0.24%	499,511	563	0.23%
Restricted stock	36,508	50	0.28%	41,197	68	0.33%

Total earnings assets	5,823,254	145,612	5.08%	5,451,022	138,734	5.15%
Nonearning Assets
Cash and due from banks	120,520			103,837
Allowance for credit losses	(108,851)			(116,513)
Bank-owned life insurance	130,741			93,132
Other assets	397,974			401,048

Total assets	$6,363,638			$5,932,526

Interest-Bearing Liabilities
Sources of Funds
Interest-bearing deposits:
Interest checking	$485,826	$1,017	0.42%	$515,138	$1,515	0.59%
Savings and money market	2,058,789	7,242	0.71%	1,811,247	8,862	0.99%
Time deposits	1,439,451	7,187	1.01%	1,500,548	12,769	1.72%

Total interest-bearing deposits	3,984,066	15,446	0.78%	3,826,933	23,146	1.22%
Short-term borrowings	152,556	444	0.59%	177,610	1,216	1.38%
Long-term debt	73,054	3,946	10.89%	—	—	0.00%
Junior subordinated and subordinated debt	43,033	1,391	6.52%	88,754	2,198	4.99%

Total interest-bearing liabilities	4,252,709	21,227	1.01%	4,093,297	26,560	1.31%
Noninterest-Bearing Liabilities
Noninterest-bearing demand deposits	1,464,038			1,215,074
Other liabilities	26,664			38,347
Stockholders’ equity	620,227			585,808

Total liabilities and stockholders’ equity	$6,363,638			$5,932,526

Net interest income and margin (4)		$124,385	4.34%		$112,174	4.16%

Net interest spread (5)			4.07%			3.84%

(1)
Yields on loans and securities have been adjusted to a tax equivalent basis. Interest income has not been adjusted to a tax equivalent basis. The tax-equivalent adjustments for the six months ended June 30, 2011 and 2010 were $954 and $393, respectively.

(2)	Net loan fees of $2.0 million and $2.3 million are included in the yield computation for the six months ended June 30, 2011 and 2010, respectively.

(3)	Includes nonaccrual loans.

(4)	Net interest margin is computed by dividing net interest income by total average earning assets.

(5)	Net interest spread represents average yield earned on interest-earning assets less the average rate paid on interest-bearing liabilities.

(6)	Annualized.

The table below sets forth the relative impact on net interest income of changes in the volume of earning assets and interest-bearing liabilities and changes in rates earned and paid by the Company on such assets and liabilities. For purposes of this table, nonaccrual loans have been included in the average loan balances.

	Three Months Ended June 30,			Six Months Ended June 30,
	2011 versus 2010			2011 versus 2010

	Increase (Decrease)			Increase (Decrease)
	Due to Changes in (1)(2)			Due to Changes in (1)(2)
	Volume	Rate	Total	Volume	Rate	Total
	(in thousands)
Interest on investment securities:
Taxable	$2,678	$(3)	$2,675	$5,157	$(1,294)	$3,863
Tax-exempt	251	289	540	877	101	978
Federal funds sold and other	—	(51)	(51)	(214)	111	(103)
Loans	3,791	(3,073)	718	6,128	(3,695)	2,433
Short term investments	(221)	(2)	(223)	(307)	32	(275)
Restricted stock	(4)	(9)	(13)	(7)	(11)	(18)

Total interest income	6,495	(2,849)	3,646	11,634	(4,756)	6,878
Interest expense:
Interest checking	(110)	(138)	(248)	(61)	(437)	(498)
Savings and money market	467	(977)	(510)	872	(2,492)	(1,620)
Time deposits	(181)	(2,580)	(2,761)	(306)	(5,276)	(5,582)
Short-term borrowings	29	(364)	(335)	(73)	(699)	(772)
Long-term debt	1,954	21	1,975	3,945	1	3,946
Junior subordinated debt	(2,070)	1,765	(305)	(1,478)	671	(807)

Total interest expense	89	(2,273)	(2,184)	2,899	(8,232)	(5,333)

Net increase (decrease)	$6,406	$(576)	$5,830	$8,735	$3,476	$12,211

(1)	Changes due to both volume and rate have been allocated to volume changes.

(2)	Changes due to mark-to-market gains/losses under ASC 825 have been allocated to volume changes.
Provision for Credit Losses
The provision for credit losses in each period is reflected as a charge against earnings in that period. The provision is equal to the amount required to maintain the allowance for credit losses at a level that is adequate to absorb probable credit losses inherent in the loan portfolio. The provision for credit losses was $11.9 million and $21.9 million for the three and six months ended June 30, 2011, respectively, compared to $23.1 million and $51.9 million for the same periods in 2010. The provision decreased primarily due to improved asset credit quality and stabilizing collateral values partially offset by loan portfolio growth. Factors that impact the provision for credit losses are net charge-offs or recoveries, changes in the size and mix of the loan portfolio, the recognition of changes in current risk factors and specific reserves on impaired loans.
Non-interest Income
The Company earned non-interest income primarily through fees related to services, services provided to loan and deposit customers, bank owned life insurance, investment securities gains and impairment charges, investment advisory services, mark to market gains and other.

The following table presents a summary of non-interest income for the periods presented:

	Three Months Ended			Six Months Ended
	June 30,		Increase	June 30,		Increase
	2011	2010	(Decrease)	2011	2010	(Decrease)
	(in thousands)

Service charges	$2,243	$2,319	$(76)	$4,527	$4,515	$12
Net gain on sale of investment securities	2,666	6,079	(3,413)	4,045	14,297	(10,252)
Income from bank owned life insurance	1,822	780	1,042	3,006	1,499	1,507
Other fee revenue	1,039	830	209	1,799	1,592	207
Securities impairment charges	(226)	(1,071)	845	(226)	(1,174)	948
Portion of impairment charges recognized in other comprehensive loss (before taxes)	—	—	—	—	—	—

Net securities impairment charges recognized in earnings	(226)	(1,071)	845	(226)	(1,174)	948
Unrealized gain (loss) on assets and liabilities measured at fair value, net	336	6,250	(5,914)	(173)	6,551	(6,724)
Gain on extinguishment of debt	—	3,000	(3,000)	—	3,000	(3,000)
Trust and investment advisory fees	657	1,181	(524)	1,293	2,394	(1,101)
Operating lease income	580	967	(387)	1,251	1,931	(680)
Other	480	425	55	905	784	121

Total non-interest income	$9,597	$20,760	$(11,372)	$16,427	$35,389	$(19,169)

Total non-interest income declined for the three month period ended June 30, 2011 compared to 2010, mostly the result of decreased unrealized gains from assets and liabilities measured at fair value, gains from sales of investment securities sales and a one-time gain on extinguishment of subordinated debt recognized in the second quarter of 2010. In the second quarter of 2011, the Company sold $211.2 million of investment securities for a net gain on security sales of $2.7 million compared to $146.7 million of investment securities sales in the second quarter of 2010 for net gains on sales of $6.1 million, a decline of 55.7%. Net mark to market gains declined by $5.9 million, primarily the result of decreased unrealized net gains on the junior subordinated debt measured at fair value of $5.7 million and decreased net unrealized gains in the investment securities trading portfolio of $0.2 million due to interest rate fluctuations. In addition, the Company recognized a one-time gain on extinguishment of the remaining subordinated debt in the second quarter of 2010 of $3 million. Trust and advisory fees decreased for the three months ended June 30, 2011 compared to 2010 due to the disposition of the Company’s trust unit, Premier Trust, in the third quarter of 2010 which contributed $0.6 million in trust fees for the second quarter of 2010. Operating lease income declined by $0.4 million for the second quarter of 2011 compared to 2010 due to the decline in the balance of operating equipment leases. The Company no longer focuses on this product. Income from bank owned life insurance increased by $1.0 million due to increased investments in bank owned life insurance and investment securities impairment charges decreased by $0.8 million for the comparable three month periods which partially offset the overall decrease in non-interest income.
Total non-interest income for the six months ended June 30, 2011 compared to 2010 decreased by $19.2 million primarily the result of the $10.3 million decrease in net gains on sale of investment securities. During the six months ended June 30, 2011, the Company sold $282.8 million of investment securities for a net gain on security sales of $4.0 million compared to $320.7 million of investment securities sales as of June 30, 2010 for net gains on sales of $14.3 million, a decline of 71.7%. Net mark to market gains declined by $6.7 million, primarily the result of decreased unrealized net gains on the junior subordinated debt measured at fair value of $5.8 million, $0.4 million cumulative loss on one hedging relationship and decreased net unrealized gains in the investment securities trading portfolio of $0.5 million due to interest rate fluctuations. In addition, the Company recognized a one-time gain on extinguishment of the remaining subordinated debt in the second quarter of 2010 of $3 million. Trust and advisory fees decreased for the six months ended June 30, 2011 compared to 2010 due to the disposition of the Company’s trust unit, Premier Trust, in the third quarter of 2010 which contributed $1.2 million in trust fees for the six months ended June 30, 2010. Operating lease income declined by $0.7 million for the six months ended June 30, 2011 compared to 2010 due to the decline in the balance of operating equipment leases. The Company no longer focuses on this product. Income from bank owned life insurance increased by $1.5 million due to increased investments in bank owned life insurance and investment securities impairment charges decreased by $0.9 million for the comparable six month periods which partially offset the overall decrease in non-interest income.

Non-interest Expense
The following table presents a summary of non-interest expenses for the periods indicated:

	Three Months Ended			Six Months Ended
	June 30,		Increase	June 30,		Increase
	2011	2010	(Decrease)	2011	2010	(Decrease)
	(in thousands)
Non-interest expense:
Salaries and employee benefits	$22,960	$22,161	$799	$45,800	$43,601	$2,199
Occupancy	5,044	4,828	216	9,898	9,615	283
Net loss (gain) on sales/valuations of repossessed assets and bank premises, net	8,633	11,994	(3,361)	14,762	10,980	3,782
Insurance	2,352	3,759	(1,407)	6,214	7,251	(1,037)
Loan and repossessed asset expense	2,284	1,564	720	4,406	3,928	478
Legal, professional and director fees	2,361	2,139	222	3,727	4,007	(280)
Marketing	1,135	1,045	90	2,292	2,201	91
Data processing	928	793	135	1,776	1,584	192
Intangible amortization	890	907	(17)	1,779	1,813	(34)
Customer service	828	1,154	(326)	1,720	2,219	(499)
Merger/restructuring expenses	(109)	—	(109)	109	—	109
Other	3,702	2,918	784	6,672	6,904	(232)

Total non-interest expense	$51,008	$53,262	$(2,254)	$99,155	$94,103	$5,052

Total non-interest expense decreased $2.3 million for the three months ended June 30, 2011 compared to the same period in 2010. This decrease in non-interest expense was mostly related to a net decrease in other repossessed assets valuations and sales of 28%. For the three months ended June 30, 2011 compared to 2010, other real estate owned (“OREO”) valuation write-downs decreased by $3.7 million, net loss on sales of OREO increased by $0.5 million and net gains on sale of assets and other repossessed assets increased by $0.2 million primarily due to a decline in the number of new OREO properties and an increase in the number of OREO and assets sold. Total insurance costs also declined during the three months ended June 30, 2011 compared to 2010 mostly the result of decreased FDIC insurance premiums of $1.4 million. Total salaries and benefits, other expense and loan and repossessed asset expense increased slightly by $0.8 million, $0.7 million and $0.7 million, respectively for the comparable three month periods. The increase in salary expense was primarily attributable to increased variable compensation at Torrey Pines Bank. The increase in loan and repossessed asset expense was due to increased OREO holding costs.
Total non-interest expense for the year to date 2011 compared to 2010 increased $5.1 million, or 5.4% primarily due to increased losses on sales/valuations of repossessed assets of $3.8 million and increased salaries and benefits of $2.2 million. For the six months ended June 30, 2011 compared to 2010, net losses on sales of OREO increased by $2.2 million, OREO valuation losses increased by $1.4 million, net losses on other repossessed assets and other assets increased by $0.8 million. These losses were partially offset by decreased operating lease valuations of $0.6 million. Salaries and benefits expense increased primarily due to increased variable compensation at Torrey Pines Bank and new positions added at the holding company level. The decrease in insurance was due to decreased FDIC premiums for the comparable periods of $1.1 million.
Income Taxes
The increase in the tax expense recognized of $3.3 million and $7.3 million for the three and six months ended June 30, 2011, respectively, was primarily due to the increased net operating income of the Company.
Discontinued Operations
In the first quarter of 2010, the Company decided to discontinue its affinity credit card segment, PartnersFirst, and has presented certain activities as discontinued operations. The Company transferred certain assets with balances at June 30, 2011 of $0.1 million to held-for-sale and reported a portion of its operations as discontinued. At June 30, 2011 and December 31, 2010, the Company had $40.9 million and $45.6 million, respectively, of outstanding credit card loans which will have continuing cash flows related to the collection of these loans. These credit card loans are included in loans held for investment as of June 30, 2011 and December 31, 2010.

The following table summarizes the operating results of the discontinued operations for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(in thousands)
Affinity card revenue	$399	$459	$770	$950
Non-interest expenses	(1,192)	(1,842)	(2,527)	(3,945)

Loss before income taxes	(793)	(1,383)	(1,757)	(2,995)
Income tax benefit	(333)	(581)	(738)	(1,258)

Net loss	$(460)	$(802)	$(1,019)	$(1,737)

Business Segment Results
Bank of Nevada reported net income of $3.7 million and $4.6 million for the three and six months ended June 30, 2011, respectively, compared to a net loss of $10.7 million and $13.7 million for the three and six months ended June 30 2010. The increase in net income for the comparable three and six month periods was primarily due to decreased provision for credit losses of $13.8 million and $28.8 million, respectively. Total deposits at Bank of Nevada grew by $32 million to $2.45 billion at June 30, 2011, respectively, compared to $2.42 billion at June 30, 2010. Total loans declined $118 million to $1.85 billion at June 30, 2011 from $1.97 billion at June 30, 2010.
Western Alliance Bank (“WAB”), which consists of Alliance Bank of Arizona operating in Arizona and First Independent Bank operating in Northern Nevada, reported net income of $3.8 million for the three months ended June 30, 2010 and 2011. For the six months ended June 30, 2011, WAB reported net income of $8.7 million compared to $4.9 million for the comparable period of 2010, an increase of $3.8 million, or 76.5%. The increase in net income for the six months ended June 30, 2011 compared to 2010 was mostly due to an increase in net interest income of $7.9 million partially offset by increased non-interest expense and income tax expense of $2.3 million and $1.8 million, respectively. Total loans grew by $210 million to $1.43 billion at June 30, 2011 compared to $1.22 billion at June 30, 2010. In addition, total deposits increased by $36 million to $1.76 billion at June 30, 2011 from $1.72 billion at June 30, 2010.
Torrey Pines Bank segment, which excludes discontinued operations, reported net income for the three and six months ended June 30, 2011 of $4.2 million and $8.2 million compared to $2.6 million and $3.1 million for the three and six months ended June 30, 2010, respectively. The increase in net income for the comparable three month periods was mostly due to increased net interest income of $3.4 million, increased non-interest expense of $0.6 million and increased income tax expense of $1.0 million. Total loans at Torrey Pines Bank increased by $190 million to $1.17 billion at June 30, 2011 from $980.7 million at June 30, 2010. Total deposits increased by $290 million to $1.38 billion at June 30, 2011 from $1.09 billion at June 30, 2010.
The other segment, which includes the holding company, Shine, Western Alliance Equipment Finance, the discontinued operations related to the affinity credit card platform, and Premier Trust Inc. (through September 1, 2010), reported a net loss of $5.5 million and $13.6 million for the three and six months ended June 30, 2011 compared to $0.5 million and $0.1 million for the three and six months ended June 30, 2010, respectively. The decrease in income for the comparable three month period was primarily from declined non-interest income as the result of divestitures and decreased income from investment securities transactions.
Balance Sheet Analysis
Total assets increased $314 million or 5.1% to $6.51 billion at June 30, 2011 compared to $6.19 billion at December 31, 2010. The majority of the increase was in cash and cash equivalents and loans of $317.8 million and $171.2 million, respectively, as the Company had excess liquidity that it partially deployed into loans. Net loans increased by $177.5 million to $4.31 billion, primarily the result of growth in commercial real estate and commercial and industrial loans and a reduction in the allowance for credit losses of $6.3 million.
Total liabilities increased $300.7 million or 5.4% to $5.89 billion at June 30, 2011 from $5.59 billion at December 31, 2010. Total deposits increased by $249.9 million or 4.7% to $5.59 billion at June 30, 2011 from $5.34 billion at December 31, 2010. Non-interest bearing demand deposits increased by $73.6 million to $1.52 billion at June 30, 2011 from $1.44 billion at December 31, 2010.
Total stockholders’ equity increased by $13.5 million to $615.6 million at June 30, 2011 from $602.2 million at December 31, 2010 as the Company has recorded net income for the first and second quarters of 2011.

The following table shows the amounts of loans outstanding by type of loan at the end of each of the periods indicated.

	June 30,	December 31,
	2011	2010
	(in thousands)

Commercial real estate — owner occupied	$1,285,281	$1,223,150
Commercial real estate — non-owner occupied	1,170,038	1038488
Commercial and industrial	840,887	744,659
Residential real estate	473,881	527,302
Construction and land development	396,338	451,470
Commercial leases	188,629	189,968
Consumer	62,597	71,545
Net deferred loan fees	(5,946)	(6,040)

Gross loans, net of deferred fees	4,411,705	4,240,542
Less: allowance for credit losses	(104,375)	(110,699)

Total loans, net	$4,307,330	$4,129,843

Concentrations of Lending Activities
The Company’s lending activities are primarily driven by the customers served in the market areas where the Company has branch offices in the States of Nevada, California and Arizona. The Company monitors concentrations within five broad categories: geography, industry, product, call code, and collateral. The Company grants commercial, construction, real estate and consumer loans to customers through branch offices located in the Company’s primary markets. The Company’s business is concentrated in these areas and the loan portfolio includes significant credit exposure to the commercial real estate market in these areas. As of June 30, 2011 and December 31, 2010, commercial real estate related loans accounted for approximately 65% and 64% of total loans, respectively, and approximately 2% of commercial real estate related loans were secured by undeveloped land. Substantially all of these loans are secured by first liens with an initial loan to value ratio of generally not more than 75%. Approximately 52% and 54% of these commercial real estate loans were owner occupied at June 30, 2011 and December 31, 2010, respectively. In addition, approximately 3% of total loans were unsecured as of June 30, 2011 and December 31, 2010, respectively.
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
The following table summarizes nonperforming assets:

	June 30,	December 31,
	2011	2010
	(in thousands)
Nonaccrual loans	$112,750	$116,999
Loans past due 90 days or more on accrual status	1,134	1,458
Troubled debt restructured loans	86,809	116,696

Total nonperforming loans	200,693	235,153
Foreclosed collateral	85,732	107,655

Total nonperforming assets	$286,425	$342,808

The following table summarizes the loans for which the accrual of interest has been discontinued, loans past due 90 days or more and still accruing interest, restructured loans, and other impaired loans:

	June 30,	December 31,
	2011	2010
	(in thousands)
Total nonaccrual loans	$112,750	$116,999
Loans past due 90 days or more and still accruing	1,134	1,458
Total nonperforming loans	113,884	118,457

Restructured loans	86,809	116,696
Other impaired loans	3,258	3,182

Total impaired loans	$203,951	$238,335

Other repossessed assets	$85,732	$107,655
Nonaccrual loans to gross loans	2.56%	2.76%
Loans past due 90 days or more and still accruing interest to total loans	0.03	0.03
For the three and six months ended June 30, 2011, there was $0.2 million interest recognized on nonaccrual loans. For the three and six months ended June 30, 2010, interest income recognized on nonaccrual loans totaled $0.8 million and $1.3 million, respectively. Interest income that would have been recorded under the original terms of the nonaccrual loans during the period was $1.5 million and $2.3 million for the three and six months ended June 30, 2011 and $0.1 million and $1.3 million for the three and six months ended June 30, 2010, respectively.
The composite of nonaccrual loans were as follows as of the dates indicated:

	At June 30, 2011			At December 31, 2010
	Nonaccrual		Percent of	Nonaccrual		Percent of
	Balance	%	Total Loans	Balance	%	Total Loans
	(dollars in thousands)
Construction and land	$30,835	27.35%	0.70%	$36,523	31.22%	0.86%
Residential real estate	33,023	29.29%	0.75%	32,638	27.90%	0.76%
Commercial real estate	40,587	36.00%	0.92%	40,257	34.40%	0.95%
Commercial and industrial	8,177	7.25%	0.19%	7,349	6.28%	0.17%
Consumer	128	0.11%	0.00%	232	0.20%	0.01%

Total nonaccrual loans	$112,750	100.00%	2.56%	$116,999	100.00%	2.76%

As of June 30, 2011 and December 31, 2010, nonaccrual loans totaled $112.8 million and $117.0 million, respectively. Nonaccrual loans at June 30, 2011 consisted of multiple customer relationships with one customer relationship having a principal balance greater than $10.0 million. Nonaccrual loans by bank at June 30, 2011 were $88.7 million at Bank of Nevada, $13.8 million at Western Alliance Bank, and $10.2 million at Torrey Pines Bank. Nonaccrual loans as a percentage of total gross loans were 2.56% and 2.76% at June 30, 2011 and December 31, 2010, respectively. Nonaccrual loans as a percentage of each bank’s total gross loans were 4.78% at Bank of Nevada, 1.0% at Western Alliance Bank and 1.0% at Torrey Pines Bank at June 30, 2011.
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
As of June 30, 2011 and December 31, 2010, the aggregate total amount of loans classified as impaired, was $204.0 million and $238.3 million, respectively. The total specific allowance for loan losses related to these loans was $14.9 million and $13.4 million for June 30, 2011 and December 31, 2010, respectively. As of June 30, 2011 and December 31, 2010, the Company had $86.8 million and $116.7 million, respectively, in loans classified as accruing restructured loans. The decrease in impaired loans at June 30, 2011, of $34.3 million from December 31, 2010 is mostly attributed to a decline in impaired commercial real estate loans, which were $123.9 million at December 31, 2010 compared to $102.6 million at June 30, 2011, a decrease of $21.3 million. Impaired residential real estate loans and impaired construction and land loans and impaired consumer and credit card loans also decreased by $6.3 million and $7.6 million, and $0.4 million, respectively. Commercial and industrial impaired loans increased by $1.3 million at June 30, 2011 compared to December 31, 2010.
The following table includes the breakdown of total impaired loans and the related specific reserves:

	At June 30, 2011
	Impaired		Percent of	Reserve		Percent of
	Balance	Percent	Total Loans	Balance	Percent	Total Allowance
	(dollars in thousands)
Construction and land development	$50,785	24.90%	1.15%	$3,956	26.55%	3.79%
Residential real estate	36,128	17.71%	0.82%	6,346	42.59%	6.08%
Commercial real estate	102,557	50.29%	2.32%	3,877	26.02%	3.71%
Commercial and industrial	14,051	6.89%	0.32%	721	4.84%	0.69%
Consumer	430	0.21%	0.01%	—	0.00%	0.00%

Total impaired loans	$203,951	100.00%	4.62%	$14,900	100.00%	14.27%

	At December 31, 2010
	Impaired		Percent of	Reserve		Percent of
	Balance	Percent	Total Loans	Balance	Percent	Total Allowance
	(dollars in thousands)
Construction and land development	$58,415	24.51%	1.38%	$2,846	21.18%	2.57%
Residential real estate	42,423	17.80%	1.00%	2,716	20.21%	2.45%
Commercial real estate	123,939	52.00%	2.92%	4,582	34.08%	4.14%
Commercial and industrial	12,803	5.37%	0.30%	3,170	23.59%	2.86%
Consumer	755	0.32%	0.02%	126	0.94%	0.11%

Total impaired loans	$238,335	100.00%	5.62%	$13,440	100.00%	12.14%

The following table summarizes the activity in our allowance for credit losses for the periods indicated.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(dollars in thousands)
Allowance for credit losses:
Balance at beginning of period	$106,133	$112,724	$110,699	$108,623
Provisions charged to operating expenses:
Construction and land development	109	4,125	947	13,345
Commercial real estate	4,455	13,251	11,144	23,225
Residential real estate	2,905	1,826	6,567	7,920
Commercial and industrial	3,688	2,636	1,085	5,817
Consumer	734	1,277	2,189	1,555

Total provision	11,891	23,115	21,932	51,862
Acquisitions	—	—	—	—
Recoveries of loans previously charged-off:
Construction and land development	677	1,800	1,093	2,209
Commercial real estate	804	808	1,275	830
Residential real estate	172	295	441	526
Commercial and industrial	726	573	1,555	1,811
Consumer	44	14	69	81

Total recoveries	2,423	3,490	4,433	5,457
Loans charged-off:
Construction and land development	1,516	7,921	5,714	16,559
Commercial real estate	4,286	7,827	10,400	13,711
Residential real estate	3,339	7,835	6,621	13,690
Commercial and industrial	5,926	4,602	7,333	9,359
Consumer	1,005	1,132	2,621	2,611

Total charged-off	16,072	29,317	32,689	55,930
Net charge-offs	13,649	25,827	28,256	50,473

Balance at end of period	$104,375	$110,012	$104,375	$110,012

Net charge-offs (annualized) to average loans outstanding	1.26%	2.53%	1.32%	2.48%
Allowance for credit losses to gross loans	2.37	2.66
The allowance for credit losses as a percentage of total loans decreased to 2.37% at June 30, 2011 from 2.66% at June 30, 2010. The Company’s credit loss reserve at June 30, 2011 decreased to $104.4 million from $110.0 million at June 30, 2010, mostly due to decreased net charge offs and stabilizing collateral values
The following table summarizes the allocation of the allowance for credit losses by loan type. However, allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories:

	Allowance for Credit Losses at June 30, 2011
	(dollars in thousands)
		% of Total	% of Loans in
		Allowance For	Each Category
	Amount	Loan Losses	to Gross Loans
Construction and land development	$16,919	16.21%	8.97%
Commercial real estate	35,098	33.63%	55.58%
Residential real estate	21,245	20.35%	10.73%
Commercial and industrial	26,108	25.01%	23.30%
Consumer	5,005	4.80%	1.42%

Total	$104,375	100.00%	100.00%

Potential Problem Loans
The Company classifies loans consistent with federal banking regulations using a nine category grading system. These loan grades are described in further detail in the Company’s Annual Report on Form 10-K for 2010, “Item 1 Business.” The following table presents information regarding potential problem loans, consisting of loans graded watch, substandard doubtful and loss, but still performing:

	June 30, 2011
	# of	Loan		Percent of
	Loans	Balance	Percent	Total Loans
	(dollars in thousands)
Construction and Land Development	32	$32,756	14.4%	0.74%
Commercial Real Estate	112	122,502	53.8%	2.78%
Residential Real Estate	55	20,661	9.1%	0.47%
Commercial & Industrial	169	48,930	21.5%	1.11%
Consumer	17	2,676	1.2%	0.06%

Total Loans	385	$227,525	100.0%	5.16%

Our potential problem loans consisted of 385 loans and totaled approximately $227.5 million at June 30, 2011. These loans are primarily secured by real estate.
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
The carrying value of investment securities at June 30, 2011 and December 31, 2010 was as follows:

	June 30,	December 31,
	2011	2010
	(in thousands)
U.S. Government sponsored agency securities	$201,776	$280,103
Direct obligation and GSE residential mortgage-backed securities	696,437	781,179
Private label residential mortgage-backed	14,170	8,111
Municipal obligations	1,197	1,677
Adjustable rate preferred stock	66,358	67,243
Trust preferred securities	25,319	23,126
Collateralized debt obligations	50	276
Corporate bonds	84,913	49,907
Other	24,230	23,743

Total investment securities	$1,114,450	$1,235,365

Gross unrealized losses at December 31, 2010 are primarily caused by interest rate fluctuations, credit spread widening and reduced liquidity in applicable markets. The Company has reviewed securities on which there is an unrealized loss in accordance with its accounting policy for OTTI described above and recorded $0.2 million of impairment charges for the three and six months ended June 30, 2011. For the three and six months ended June 30 2010, the Company recorded impairment charges of $1.1 million and $1.2 million, respectively. For 2011 and 2010, the impairment charge was attributed to the unrealized losses in the Company’s CDO portfolio.

The Company does not consider any other securities to be other-than-temporarily impaired as of June 30, 2011 and December 31, 2010. However, without recovery in the near term such that liquidity returns to the applicable markets and spreads return to levels that reflect underlying credit characteristics, additional OTTI may occur in future periods.
Goodwill
Goodwill is created when a company acquires a business. When a business is acquired, the purchased assets and liabilities are recorded at fair value and intangible assets are identified. Excess consideration paid to acquire a business over the fair value of the net assets is recorded as goodwill. The Company’s annual goodwill impairment testing is October 1.
The Company determined that there was no triggering event or other factor to indicate an interim test of goodwill impairment was necessary for the second quarter of 2011 or 2010.
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
Although realization is not assured, the Company believes that the realization of the recognized net deferred tax asset of $71.3 million at June 30, 2011 is more likely than not based on expectations as to future taxable income and based on available tax planning strategies as defined in ASC 740 that could be implemented if necessary to prevent a carryforward from expiring.
The most significant source of these timing differences are the credit loss reserve build and net operating loss carryforwards, which account for substantially all of the net deferred tax asset. In general, the Company will need to generate approximately $199 million of taxable income during the respective carryforward periods to fully realize its deferred tax assets.
As a result of the recent losses, the Company is in a three-year cumulative pretax loss position at June 30, 2011. A cumulative loss position is considered significant negative evidence in assessing the realizability of a deferred tax asset. The Company has concluded that there is sufficient positive evidence to overcome this negative evidence. This positive evidence includes Company forecasts, exclusive of tax planning strategies, that show realization of deferred tax assets by the end of 2013 based on current projections. In addition, the Company has evaluated tax planning strategies, including potential sales of businesses and assets in which it could realize the excess of appreciated value over the tax basis of its assets. The amount of deferred tax assets considered realizable, however, could be significantly reduced in the near term if estimates of future taxable income during the carryforward period are significantly lower than forecasted due to deterioration in market conditions.
Based on the above discussion, the net operating loss carryforward of 20 years provides sufficient time to utilize deferred federal and state tax assets pertaining to the existing net operating loss carryforwards and any NOL that would be created by the reversal of the future net deductions that have not yet been taken on a tax return.
The Internal Revenue Service’s Examination Division issued a notice of proposed deficiency, on January 10, 2011, proposing a taxable income adjustment of $136.7 million related to deductions taken on our 2008 tax return in connection with the partial worthlessness of collateralized debt obligations, or CDOs. The use of these deductions on our 2008 tax return resulted in an approximately $40 million tax refund for the 2006 and 2007 taxable periods. The Company filed a protest of the proposed deficiency, which has been referred to the Internal Revenue Service’s Appeals Division. Although the Company believes that the CDO-related deductions will be respected for U.S. federal income tax purposes, there can be no assurance that the Internal Revenue Service will not successfully challenge some or all of such deductions. The Company has not accrued a reserve for this potential exposure.

Deposits
Deposits have been the primary source for funding the Company’s asset growth. At June 30, 2011, total deposits were $5.59 billion, compared to $5.34 billion at December 31, 2010. The deposit growth of $249.9 million or 4.7% was primarily driven by increased money market accounts of $164.3 million, non-interest bearing deposits of $73.5 million, certificates of deposits of $64.3 million and savings deposits of $15.1 million. This growth was partially offset by decreased interest bearing demand accounts of $67.3 million.
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
The following table provides the average balances and weighted average rates paid on deposits:

	Three Months Ended		Three Months Ended
	June 30, 2011		June 30, 2010
	Average		Average
	Balance/Rate		Balance/Rate
	(dollars in thousands)

Interest checking (NOW)	$470,360	0.41%	$579,587	0.51%
Savings and money market	2,108,701	0.70	1,837,991	0.91
Time	1,440,023	0.94	1,518,296	1.62

Total interest-bearing deposits	4,019,084	0.75	3,935,874	1.13
Noninterest bearing demand deposits	1,486,415	—	1,279,225	—

Total deposits	$5,505,499	0.55%	$5,215,099	0.85%

	Six Months Ended		Six Months Ended
	June 30, 2011		June 30, 2010
	Average		Average
	(dollars in thousands)

Interest checking (NOW)	$485,826	0.42%	$515,138	0.59%
Savings and money market	2,058,789	0.71	1,811,247	0.99
Time	1,439,451	1.01	1,500,548	1.72

Total interest-bearing deposits	3,984,066	0.78	3,826,933	1.22
Noninterest bearing demand deposits	1,464,038	—	1,215,074	—

Total deposits	$5,448,104	0.57%	$5,042,007	0.93%

Customer repurchase agreements increased $39.2 million from December 31, 2010 to June 30, 2011 due primarily to a new customer repurchase at Western Alliance Bank.

Other Assets Acquired Through Foreclosure
The following table presents the changes in other assets acquired through foreclosure:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(in thousands)		(in thousands)
Balance, beginning of period	$98,312	$105,637	$107,655	$83,347
Additions	9,880	15,349	21,055	48,303
Dispositions	(14,706)	(4,319)	(31,310)	(14,210)
Valuation adjustments in the period, net	(7,754)	(12,302)	(11,668)	(13,075)

Balance, end of period	$85,732	$104,365	$85,732	$104,365

Other assets acquired through foreclosure consist primarily of properties acquired as a result of, or in-lieu-of, foreclosure. Properties or other assets (primarily repossessed assets formerly leased) are classified as other real estate owned and other repossessed property and are reported at the lower of carrying value or fair value, less estimated costs to sell the property. Costs relating to the development or improvement of the assets are capitalized and costs relating to holding the assets are charged to expense. The Company had $85.7 million and $107.7 million, respectively, of such assets at June 30, 2011 and December 31, 2010. At June 30, 2011, the Company held approximately 82 other real estate owned properties compared to 98 at December 31, 2010. When significant adjustments were based on unobservable inputs, such as when a current appraised value is not available or management determines the fair value of the collateral is further impaired below appraised value and there is no observable market price, the resulting fair value measurement has been categorized as a Level 3 measurement.
Junior Subordinated Debt
The Company measures the balance of the junior subordinated debt at fair value which was $42.7 million at June 30, 2011 and $43.0 million at December 31, 2010. The difference between the aggregate fair value of junior subordinated debt of $42.7 million and the aggregate unpaid principal balance of $66.5 million was $23.8 million at June 30, 2011.
Other Borrowed Funds
On August 25, 2010, the Company completed a public offering of $75 million in principal Senior Notes due in 2015 bearing interest of 10%. The net proceeds of the offering were $72.8 million. The Company also has lines of credit available from the FHLB and FRB. The borrowing capacity is determined based on collateral pledged, generally consisting of securities and loans, at the time of borrowing. At June 30, 2011, the remaining net principal balance was $73.1 million.
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
The ability to have readily available funds sufficient to repay fully maturing liabilities is of primary importance to depositors, creditors and regulators. Our liquidity, represented by cash and amounts due from banks, federal funds sold and non-pledged marketable securities, is a result of our operating, investing and financing activities and related cash flows. In order to ensure funds are available when necessary, on at least a quarterly basis, we project the amount of funds that will be required, and we strive to maintain relationships with a diversified customer base. Liquidity requirements can also be met through short-term borrowings or the disposition of short-term assets. The Company has unsecured borrowing lines at correspondent banks totaling $45.0 million. In addition, loans and securities are pledged to the FHLB providing $1,053.4 million in borrowing capacity with outstanding letters of credit of $72.0 million, leaving $981.4 million in available credit as of June 30, 2011. Loans and securities pledged to the FRB discount window providing $635.4 million in borrowing capacity. As of June 30, 2011, there were no outstanding borrowings from the FRB, thus our available credit totaled $635.4 million.

The Company has a formal liquidity policy, and in the opinion of management, our liquid assets are considered adequate to meet cash flow needs for loan funding and deposit cash withdrawals for the next 90-120 days. At June 30, 2011, there was $1.08 billion in liquid assets comprised of $558.3 million in cash and cash equivalents including (money market investments of $23.7 million) and $523.4 million in unpledged marketable securities. At December 31, 2010, the Company maintained $1.03 billion in liquid assets comprised of $254.5 million of cash and cash equivalents (including federal funds sold of $0.9 million and money market investments of $37.7 million) and $780.0 million of unpledged marketable securities.
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
On a long-term basis, the Company’s liquidity will be met by changing the relative distribution of our asset portfolios, for example, reducing investment or loan volumes, or selling or encumbering assets. Further, the Company can increase liquidity by soliciting higher levels of deposit accounts through promotional activities and/or borrowing from correspondent banks, the FHLB of San Francisco and the FRB. At June 30, 2011, our long-term liquidity needs primarily relate to funds required to support loan originations and commitments and deposit withdrawals which can be met by cash flows from investment payments and maturities, and investment sales if necessary.
The Company’s liquidity is comprised of three primary classifications: (i) cash flows provided by operating activities; (ii) cash flows used in investing activities; and (iii) cash flows provided by financing activities. Net cash provided by or used in operating activities consists primarily of net income, adjusted for changes in certain other asset and liability accounts and certain non-cash income and expense items, such as the loan loss provision, investment and other amortization and depreciation. For the six months ended June 30, 2011 and 2010, net cash provided by operating activities was $81.7 million and used in operating activities of $60.8 million, respectively.
Our primary investing activities are the origination of real estate, commercial and consumer loans and purchase and sale of securities. Our net cash provided by and used in investing activities has been primarily influenced by our loan and securities activities. The net increase in loans for the six months ended June 30, 2011 and 2010 was $219.9 million and $100.8 million, respectively.
Net cash provided by financing activities has been impacted significantly by increased deposit levels. During the six months ended June 30, 2011 and 2010, deposits increased $249.9 million and $508.0 million, respectively.
Fluctuations in core deposit levels may increase our need for liquidity as certificates of deposit mature or are withdrawn before maturity and as non-maturity deposits, such as checking and savings account balances, are withdrawn. Additionally, we are exposed to the risk that customers with large deposit balances will withdraw all or a portion of such deposits, due in part to the FDIC limitations on the amount of insurance coverage provided to depositors. To mitigate the uninsured deposit risk, we have joined the Promontory Interfinancial Network’s Certificate of Deposit Account Registry Service (CDARS) and Insured Cash Sweep (ICS), programs that allows customers to invest up to $50 million in certificates of deposit or money market accounts through one participating financial institution, with the entire amount being covered by FDIC insurance. As of June 30, 2011, we had $388.5 million of CDARS deposits and $3.8 million in ICS deposits.
As of June 30, 2011, the Company no longer had any brokered deposits outstanding. Brokered deposits are generally considered to be deposits that have been received from or through a third party that is acting on behalf of the depositor. Often, a broker will direct a customer’s deposits to the banking institution offering the highest interest rate available. Federal banking law and regulation places restrictions on depository institutions regarding brokered deposits because of the general concern that these deposits are at a greater risk of being withdrawn and placed on deposit at another institution offering a higher interest rate, thus posing liquidity risk for institutions that gather brokered deposits in significant amounts. The Company does not anticipate using brokered deposits as a significant liquidity source in the near future.

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
Quantitative measures established by regulation to ensure capital adequacy require the Company and the Banks to maintain minimum amounts and ratios of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I leverage (as defined) to average assets (as defined). As of June 30, 2011 and December 31, 2010, the Company and the Banks met all capital adequacy requirements to which they are subject.
As of June 30, 2011, the Company and each of its subsidiaries met the minimum capital ratio requirements necessary to be classified as well-capitalized, as defined by the banking agencies. To be categorized as well-capitalized, the Banks must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the table below. In addition, memoranda of understanding to which the Company’s bank subsidiaries are subject may require them to maintain higher Tier 1 leverage ratios than otherwise required to be considered well-capitalized. At June 30, 2011, the capital levels at each of the banks exceeded these elevated requirements.
The actual capital amounts and ratios for the Company are presented in the following table:

			Adequately-		Minimum For
			Capitalized		Well-Capitalized
	Actual		Requirements		Requirements
As of June 30, 2011	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
Total Capital (to Risk Weighted Assets)	668,436	13.1%	408,865	8.0%	511,081	10.0%
Tier I Capital (to Risk Weighted Assets)	604,048	11.8	204,432	4.0	306,649	6.0
Leverage ratio (to Average Assets)	604,048	9.5	254,893	4.0	318,616	5.0

			Adequately-		Minimum For
			Capitalized		Well-Capitalized
	Actual		Requirements		Requirements
As of December 31, 2010	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
Total Capital (to Risk Weighted Assets)	654,011	13.2%	396,370	8.0%	495,463	10.0%
Tier I Capital (to Risk Weighted Assets)	591,633	12.0	197,211	4.0	295,817	6.0
Leverage ratio (to Average Assets)	591,633	9.5	249,109	4.0	311,386	5.0

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk
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
At June 30, 2011, our economic value of equity exposure related to these hypothetical changes in market interest rates was within the current guidelines established by us. The following table shows our projected change in economic value of equity for this set of rate shocks at June 30, 2011.
Economic Value of Equity

	Interest Rate Scenario (change in basis points from Base)
	Down 100	Base	UP 100	UP 200	Up 300	Up 400
Present Value (000’s)
Assets	$6,658,904	$6,601,951	$6,492,008	$6,377,110	$6,264,717	$6,155,536
Liabilities	$5,882,399	$5,798,652	$5,685,781	$5,563,809	$5,443,827	$5,339,285
Adjustments Goodwill & Intangibles	$(38,646)	$(38,646)	$(38,646)	$(38,646)	$(38,646)	$(38,646)
AFS Fair Market Value	$8,310	$8,310	$8,310	$8,310	$8,310	$8,310
Net Present Value	$746,169	$772,963	$775,891	$782,965	$790,554	$785,915
% Change	-3.5%		0.4%	1.3%	2.3%	1.7%
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

Net Interest Income Simulation. In order to measure interest rate risk at June 30, 2011, we used a simulation model to project changes in net interest income that result from forecasted changes in interest rates. This analysis calculates the difference between net interest income forecasted using an immediate increase and decrease in interest rates and a net interest income forecast using a flat market interest rate environment derived from spot yield curves typically used to price our assets and liabilities. The income simulation model includes various assumptions regarding the re-pricing relationships for each of our products. Many of our assets are floating rate loans, which are assumed to re-price immediately, and proportional to the change in market rates, depending on their contracted index. Some loans and investments include the opportunity of prepayment (embedded options), and accordingly, the simulation model uses estimated market speeds to derive prepayments and reinvests proceeds at modeled yields. Our non-term deposit products re-price more slowly, usually changing less than the change in market rates and at our discretion.
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
This simulation model assesses the changes in net interest income that would occur in response to an instantaneous and sustained increase or decrease (shock) in market interest rates. At June 30, 2011, our net interest margin exposure for the next twelve months related to these hypothetical changes in market interest rates was within our current guidelines.
Sensitivity of Net Interest Income

	Interest Rate Scenario (change in basis points from Base)
(in 000’s)	Down 100	Base	UP 100	UP 200	Up 300	Up 400
Interest Income	$286,610	$296,846	$312,188	$330,620	$352,768	$376,581
Interest Expense	$38,926	$38,898	$54,834	$70,729	$86,610	$102,517
Net Interest Income	$247,684	$257,948	$257,354	$259,891	$266,158	$274,064
% Change	-4.0%		-0.2%	0.8%	3.2%	6.2%
Derivative Contracts. In the normal course of business, the Company uses derivative instruments to meet the needs of its customers and manage exposure to fluctuations in interest rates. The following table summarizes the aggregate notional amounts, market values and terms of the Company’s derivative holdings as of June 30, 2011.
Outstanding Derivatives Positions

		Weighted Average
Notional	Net Value	Term (in yrs)

33,866,698	(609,129)	4.3
The following table summarizes the aggregate notional amounts, market values and terms of the Company’s derivative holdings as of December 31, 2010:
Outstanding Derivatives Positions

		Weighted Average
Notional	Net Value	Term (in yrs)

12,860,170	(1,395,856)	3.9

ITEM 4.	Controls and Procedures
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
Changes in Internal Control over Financial Reporting
There have not been any changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2011, which have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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

WESTERN ALLIANCE BANCORPORATION
Date: August 5, 2011	By:	/s/ Robert Sarver
Robert Sarver
President and Chief Executive Officer

Date: August 5, 2011	By:	/s/ Dale Gibbons
Dale Gibbons
Executive Vice President and Chief Financial Officer

Date: August 5, 2011	By:	/s/ Susan Thompson
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