Form 10-Q
period 2011-09-30
WESTERN ALLIANCE BANCORPORATION
filed 2011-11-08
CIK 1212545

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended September 30, 2011 or

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

Large accelerated filer ☐	Accelerated filer ☑	Smaller reporting company ☐	Non-accelerated filer ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Common stock issued and outstanding: 82,339,547 shares as of October 31, 2011.

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)
WESTERN ALLIANCE BANCORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30,
	2011	December 31,
	(unaudited)	2010
	(in thousands, except per share
	amounts)
Assets:
Cash and due from banks	$99,552	$87,984
Federal funds sold	—	918
Interest-bearing demand deposits in other financial institutions	206,416	127,844

Cash and cash equivalents	305,968	216,746
Money market investments	14,302	37,733
Investment securities — measured, at fair value	6,952	14,301
Investment securities — available-for-sale, at fair value; amortized cost of $1,115,305 at September 30, 2011 and $1,187,608 at December 31, 2010	1,110,162	1,172,913
Investment securities — held-to-maturity, at amortized cost; fair value of $173,958 at September 30, 2011 and $47,996 at December 31, 2010	173,193	48,151
Investments in restricted stock, at cost	34,699	36,877
Loans:
Held for investment, net of deferred fees	4,526,501	4,240,542
Less: allowance for credit losses	100,216	110,699

Total loans	4,426,285	4,129,843
Premises and equipment, net	106,227	114,372
Goodwill	25,925	25,925
Other intangible assets	10,697	13,366
Other assets acquired through foreclosure, net	86,692	107,655
Bank owned life insurance	132,721	129,808
Deferred tax assets, net	62,493	79,860
Prepaid expenses	18,614	24,741
Other assets	30,893	41,501
Discontinued operations, assets held for sale	67	91

Total assets	$6,545,890	$6,193,883

Liabilities:
Deposits:
Non-interest-bearing demand	$1,519,041	$1,443,251
Interest-bearing	4,113,847	3,895,190

Total deposits	5,632,888	5,338,441
Customer repurchase agreements	142,586	109,409
Other borrowings	73,228	72,964
Junior subordinated debt, at fair value	36,345	43,034
Other liabilities	28,588	27,861

Total liabilities	5,913,635	5,591,709

Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock — par value $.0001 and liquidation value per share of $1,000; 20,000,000 authorized; 141,000 issued and outstanding at September 30, 2011 and 140,000 at December 31, 2010	141,000	130,827
Common stock — par value $.0001; 200,000,000 authorized; 82,262,645 shares issued and outstanding at September 30, 2011 and 81,668,565 at December 31, 2010	8	8
Surplus	743,025	739,561
Retained deficit	(248,833)	(258,800)
Accumulated other comprehensive income (loss)	(2,945)	(9,422)

Total stockholders’ equity	632,255	602,174

Total liabilities and stockholders’ equity	$6,545,890	$6,193,883

See the accompanying notes.

WESTERN ALLIANCE BANCORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(in thousands, except per share amounts)
Interest income:
Loans, including fees	$65,540	$64,273	$194,341	$190,641
Investment securities — taxable	7,207	5,527	21,737	16,639
Investment securities — non-taxable	234	20	267	102
Dividends — taxable	278	167	859	303
Dividends — non-taxable	637	390	1,965	691
Other	237	328	576	1,063

Total interest income	74,133	70,705	219,745	209,439

Interest expense:
Deposits	6,982	9,531	22,428	32,677
Customer repurchase agreements	77	74	263	471
Other borrowings	2,024	896	6,229	1,714
Junior subordinated and subordinated debt	465	736	1,856	2,934

Total interest expense	9,548	11,237	30,776	37,796

Net interest income	64,585	59,468	188,969	171,643
Provision for credit losses	11,180	22,965	33,112	74,827

Net interest income after provision for credit losses	53,405	36,503	155,857	96,816

Non-interest income:
Securities impairment charges, net	—	—	(226)	(1,174)
Portion of impairment charges recognized in other comprehensive loss (before taxes)	—	—	—	—

Net securities impairment charges recognized in earnings	—	—	(226)	(1,174)
Gain on sales of securities, net	781	5,460	4,826	19,757
Mark to market (losses) gains, net	6,420	(210)	6,247	6,341
Gain on extinguishment of debt	—	—	—	3,000
Service charges and fees	2,337	2,276	6,864	6,791
Trust and investment advisory fees	661	1,001	1,955	3,395
Other fee revenue	854	859	2,653	2,451
Income from bank owned life insurance	1,189	773	4,195	2,271
Other	840	2,008	2,995	4,724

Total non-interest income	13,082	12,167	29,509	47,556

Non-interest expense:
Salaries and employee benefits	23,319	21,860	69,119	65,461
Occupancy expense, net	5,126	4,890	15,024	14,505
Net loss on sales/valuations of repossessed assets and bank premises, net	2,128	4,855	16,890	15,836
Insurance	2,664	4,115	8,878	11,366
Loan and repossessed asset expense	2,059	1,918	6,465	5,847
Legal, professional and director fees	1,912	1,546	5,639	5,553
Marketing	1,090	878	3,382	3,079
Data processing	895	842	2,671	2,427
Intangible amortization	890	901	2,669	2,714
Customer service	900	987	2,620	3,205
Merger/restructure expenses	974	—	1,082	—
Other	3,524	3,317	10,196	10,220

Total non-interest expense	45,481	46,109	144,635	140,213

Income from continuing operations before provision for income taxes	21,006	2,561	40,731	4,159
Income tax expense (benefit)	7,514	(79)	14,838	(1,830)

Income from continuing operations	13,492	2,640	25,893	5,989
Loss from discontinued operations, net of tax benefit	(481)	(631)	(1,500)	(2,368)

Net income	13,011	2,009	24,393	3,621
Dividends and accretion on preferred stock	9,419	2,466	14,425	7,399

Net income (loss) available to common shareholders	$3,592	$(457)	$9,968	$(3,778)

WESTERN ALLIANCE BANCORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(continued)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(in thousands, except per share amounts)
Income (loss) per share — basic and diluted
Continuing operations	$0.05	$0.00	$0.14	$(0.02)
Discontinued	(0.01)	(0.01)	(0.02)	(0.03)

	$0.04	$(0.01)	$0.12	$(0.05)

Average number of common shares — basic	80,931	75,554	80,870	73,240
Average number of common shares — diluted	81,125	75,554	81,121	73,240
Dividends declared per common share	$—	$—	$—	$—
See the accompanying notes.

WESTERN ALLIANCE BANCORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(in thousands)

Net income	$13,011	$2,009	$24,393	$3,621

Other comprehensive income (loss), net:
Unrealized gain (loss) on securities AFS, net	3,357	(2,363)	9,376	3,967
Impairment loss on securities, net	—	—	144	728
Realized gain on sale of securities AFS included in income, net	(507)	(3,493)	(3,043)	(12,698)

Net other comprehensive income (loss)	2,850	(5,856)	6,477	(8,003)

Comprehensive income (loss)	$15,861	$(3,847)	$30,870	$(4,382)

See the accompanying notes.
The amount of impairment losses reclassified out of accumulated other comprehensive income into earnings for the nine months ended September 30, 2011 was $0.2 million. The income tax benefit related to these losses was $0.1 million. There was no impairment loss recognized for the three months ended September 30, 2011 and 2010. The amount of impairment losses reclassified out of accumulated other comprehensive income into earnings for the nine months ended September 30, 2010 was $1.2 million. The income tax benefit related to these losses was $0.4 million.
See the accompanying notes.

WESTERN ALLIANCE BANCORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

						Accumulated
						Other	Retained	Total
	Preferred Stock		Common Stock			Comprehensive	Earnings	Stockholders’
	Shares	Amount	Shares	Amount	Surplus	Income (Loss)	(Deficit)	Equity
	(in thousands)
Balance, December 31, 2010	140	$130,827	81,669	$8	$739,561	$(9,422)	$(258,800)	$602,174

Net income	—	—	—	—	—	—	24,393	24,393
Exercise of stock options	—	—	53	—	362	—	—	362
Stock-based compensation	—	—	246	—	2,193	—	—	2,193
Restricted stock grants, net	—	—	295	—	909	—	—	909
Dividends on preferred stock	—	—	—	—	—	—	(5,252)	(5,252)
Accretion on preferred stock discount	—	2,259	—	—	—	—	(2,259)	—
Preferred stock redemption and accelerated accretion of preferred stock discount	(140)	(133,086)	—	—	—	—	(6,914)	(140,000)
Issuance of preferred stock	141	141,000	—	—	—	—	—	141,000
Other comprehensive income, net	—	—	—	—	—	6,477	—	6,477

Balance, September 30, 2011	141	$141,000	82,263	$8	$743,025	$(2,945)	$(248,833)	$632,255

See the accompanying notes.

WESTERN ALLIANCE BANCORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended
	September 30,
	2011	2010
	(in thousands)
Cash flows from operating activities:
Net Income	$24,393	$3,621
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Provision for credit losses	33,112	74,827
Depreciation and amortization	8,083	10,660
Stock-based compensation	3,102	5,824
Deferred income taxes and income taxes receivable	13,879	3,183
Net amortization of discounts and premiums for investment securities	5,693	4,482
Securities impairment	226	1,174
(Gains)/Losses on:
Sales of securities, AFS securities	(4,826)	(19,757)
Derivatives	173	202
Sale of repossessed assets, net	16,179	15,776
Sale of premises and equipment, net	711	60
Sale of loans, net	—	(16)
Extinguishment of debt	—	(3,000)
Changes in:
Other assets	13,456	(106,660)
Other liabilities	990	(65,585)
Fair value of assets and liabilities measured at fair value	(6,247)	(6,341)
Servicing rights, net	189	26

Net cash provided by (used in) operating activities	109,113	(81,524)

Cash flows from investing activities:
Proceeds from sale of securities measured at fair value	2,907	12,735
Principal pay downs and maturities of securities measured at fair value	4,465	13,599
Proceeds from sale of available-for-sale securities	453,984	488,918
Principal pay downs and maturities of available-for-sale securities	235,946	706,207
Purchase of available-for-sale securities	(618,430)	(1,314,053)
Purchases of securities held-to-maturity	(125,995)	(20,000)
Proceeds from maturities of securities held-to-maturity	640	2,746
Loan originations and principal collections, net	(356,565)	(169,105)
Investment in money market	23,431	52,394
Liquidation of restricted stock	2,178	2,349
Sale and purchase of premises and equipment, net	2,020	1,330
Proceeds from sale of other real estate owned and repossessed assets, net	31,794	24,448

Net cash used in investing activities	(343,625)	(198,432)

WESTERN ALLIANCE BANCORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(continued)

	Nine Months Ended
	September 30,
	2011	2010
	(in thousands)
Cash flows from financing activities:
Net increase in deposits	294,447	606,426
Net increase/ (decrease) in borrowings	33,177	(149,942)
Proceeds from issuance of common stock options and stock warrants	362	274
Proceeds from issuance of stock, net	—	47,573
Proceeds from issuance of preferred stock	141,000	—
Redemption of preferred stock	(140,000)	—
Dividends paid on preferred stock	(5,252)	(5,250)

Net cash provided by financing activities	323,734	499,081

Net increase in cash and cash equivalents	89,222	219,125
Cash and cash equivalents at beginning of year	216,746	396,830

Cash and cash equivalents at end of year	$305,968	$615,955

Supplemental disclosure:
Cash paid during the period for:
Interest	$33,560	$37,432
Income taxes	—	—
Non-cash investing and financing activity:
Transfers to other assets acquired through foreclosure, net	27,011	66,973
Assets transferred to held for sale	—	102
See the accompanying notes.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Nature of Operation
Western Alliance Bancorporation (“WAL” or “the Company”), incorporated in the state of Nevada, is a bank holding company providing full service banking and related services to locally owned businesses, professional firms, real estate developers and investors, local non-profit organizations, high net worth individuals and other consumers through its three wholly owned subsidiary banks: Bank of Nevada, operating in Nevada, Western Alliance Bank, operating in Arizona and Northern Nevada and Torrey Pines Bank, operating in California. In addition, its non-bank subsidiaries, Shine Investment Advisory Services, Inc. and Western Alliance Equipment Finance, offer an array of financial products and services aimed at satisfying the needs of small to mid-sized businesses and their proprietors, including financial planning, investment advice, and equipment finance nationwide. These entities are collectively referred to herein as the Company.
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
Principles of consolidation
WAL has 10 wholly-owned subsidiaries: Bank of Nevada (“BON”), Western Alliance Bank (“WAB”), Torrey Pines Bank (“TPB”), which are all banking subsidiaries; Western Alliance Equipment Finance, Inc. (“WAEF”), which provides equipment finance services and six unconsolidated subsidiaries used as business trusts in connection with issuance of trust-preferred securities. In addition, WAL maintains an 80 percent interest in Shine Investment Advisory Services Inc. (“Shine”), a registered investment advisor. WAL divested formerly wholly-owned subsidiary Premier Trust, Inc. as of September 1, 2010.
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
Reclassifications
Certain amounts in the consolidated financial statements as of December 31, 2010 and for the three and nine months ended September 30, 2010 have been reclassified to conform to the current presentation. The reclassifications have no effect on net income or stockholders’ equity as previously reported.
Interim financial information
The accompanying unaudited consolidated financial statements as of September 30, 2011 and 2010 have been prepared in condensed format, and therefore do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These statements have been prepared on a basis that is substantially consistent with the accounting principles applied to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2010.
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

The Company’s allowance for credit loss methodology incorporates several quantitative and qualitative risk factors used to establish the appropriate allowance for credit losses at each reporting date. Quantitative factors include our historical loss experience, delinquency and charge-off trends, collateral values, changes in the level of nonperforming loans and other factors. Qualitative factors include the economic condition of our operating markets and the state of certain industries. Specific changes in the risk factors are based on perceived risk of similar groups of loans classified by collateral type, purpose and term. An internal one-year and three-year loss history are also incorporated into the allowance calculation model. Due to the credit concentration of our loan portfolio in real estate secured loans, the value of collateral is heavily dependent on real estate values in Nevada, Arizona and California, which have declined substantially from their peak. While management uses the best information available to make its evaluation, future adjustments to the allowance may be necessary if there are significant changes in economic or other conditions. In addition, the FDIC and state bank regulatory agencies, as an integral part of their examination processes, periodically review our subsidiary banks’ allowances for credit losses, and may require us to make additions to our allowance based on their judgment about information available to them at the time of their examinations. Management regularly reviews the assumptions and formulae used in determining the allowance and makes adjustments if required to reflect the current risk profile of the portfolio.
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
Although realization is not assured, the Company believes that the realization of the recognized net deferred tax asset of $62.5 million at September 30, 2011 is more likely than not based on expectations as to future taxable income and based on available tax planning strategies as defined in FASB ASC 740, Income Taxes (‘ASC 740”) that could be implemented if necessary to prevent a carryforward from expiring.
The most significant source of these timing differences are the credit loss reserve and net operating loss carryforwards, which account for substantially all of the net deferred tax asset.
As a result of the losses incurred in 2008, 2009 and 2010, the Company is in a three-year cumulative pretax loss position at September 30, 2011. A cumulative loss position is considered significant negative evidence in assessing the realizability of a deferred tax asset. The Company has concluded that there is sufficient positive evidence to overcome this negative evidence. This positive evidence includes Company forecasts, exclusive of tax planning strategies, that show full utilization of the net operating losses by the end of 2013 based on current projections. In addition, the Company has evaluated tax planning strategies, including potential sales of businesses and assets in which it could realize the excess of appreciated value over the tax basis of its assets. The amount of deferred tax assets considered realizable, however, could be significantly reduced in the near term if estimates of future taxable income during the carryforward period are significantly lower than forecasted due to deterioration in market conditions.
Based on the above discussion, the Company will fully utilize deferred federal and state tax assets pertaining to the existing net operating loss carryforwards and any NOL that would be created by the reversal of the future net deductions that have not yet been taken on a tax return.
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
Management uses its best judgment in estimating the fair value of the Company’s financial instruments; however, there are inherent limitations in any estimation technique. Therefore, for substantially all financial instruments, the fair value estimates presented herein are not necessarily indicative of the amounts the Company could have realized in a sales transaction at September 30, 2011 or 2010. The estimated fair value amounts for 2011 and 2010 have been measured as of period-end, and have not been reevaluated or updated for purposes of these consolidated financial statements subsequent to those dates. As such, the estimated fair values of these financial instruments subsequent to the reporting date may be different than the amounts reported at the period-end.
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
In April 2011, the FASB issued guidance within the ASU 2011-02 “A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring.” ASU 2011-02 clarifies when a loan modification or restructuring is considered a troubled debt restructuring. This guidance is effective for the first interim or annual period beginning on or after June 15, 2011, and will be applied retrospectively to the beginning of the annual period of adoption. The adoption of this guidance did not have a material impact on the Company’s consolidated statement of income (loss), its consolidated balance sheet, or its consolidated statement of cash flows.
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
In September 2011, the FASB issued guidance within the ASU 2011-08 “Testing Goodwill for Impairment.” The amendments in this update to Topic 350, Intangibles-Goodwill and Other, will allow an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. An entity would not be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The amendments include a number of events and circumstances for an entity to consider in conducting the qualitative assessment. This guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Companies may elect to early adopt. The adoption of this guidance is not expected to have a material impact on the Company’s consolidated statement of income (loss), its consolidated balance sheet, or its consolidated statement of cash flows.
2. DISCONTINUED OPERATIONS AND ASSETS HELD FOR SALE
In the first quarter of 2010, the Company decided to discontinue its affinity credit card segment, PartnersFirst, and has presented certain activities as discontinued operations. The Company transferred certain assets with balances at September 30, 2011 of $0.1 million to held-for-sale and reported a portion of its operations as discontinued. At September 30, 2011 and December 31, 2010, the Company had $39.2 million and $45.6 million, respectively, of outstanding credit card loans which will have continuing cash flows related to the collection of these loans. These credit card loans are included in loans held for investment as of September 30, 2011 and December 31, 2010.
The following table summarizes the operating results of the discontinued operations for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(in thousands)

Affinity card revenue	$363	$444	$1,133	$1,394
Non-interest expenses	(1,192)	(1,532)	(3,719)	(5,477)

Loss before income taxes	(829)	(1,088)	(2,586)	(4,083)
Income tax benefit	(348)	(457)	(1,086)	(1,715)

Net loss	$(481)	$(631)	$(1,500)	$(2,368)

3. EARNINGS PER SHARE
Diluted earnings (loss) per share is based on the weighted average outstanding common shares during each period, including common stock equivalents. Basic earnings (loss) per share is based on the weighted average outstanding common shares during the period.

Basic and diluted earnings (loss) per share, based on the weighted average outstanding shares, are summarized as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(in thousands, except per share amounts)

Weighted average shares — Basic	80,931	75,554	80,870	73,240
Dilutive effect of options	194	—	251	—

Weighted average shares — Diluted	81,125	75,554	81,121	73,240

Net income (loss) available to common stockholders	$3,592	$(457)	$9,968	$(3,778)
Earnings (loss) per share — Basic	0.04	(0.01)	0.12	(0.05)
Earnings (loss) per share — Diluted	0.04	(0.01)	0.12	(0.05)
As of September 30, 2010, all stock options and restricted stock were considered anti-dilutive and excluded for purposes of calculating diluted loss per share.
4. INVESTMENT SECURITIES
Carrying amounts and fair values of investment securities at the end of the period indicated are summarized as follows:

	September 30, 2011
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value
	(in thousands)
Securities held-to-maturity
Collateralized debt obligations	$50	$2,208	$—	$2,258
Corporate bonds	102,787	80	(1,410)	101,457
Municipal obligations	68,856	221	(334)	68,743
Other	1,500	—	—	1,500

	$173,193	$2,509	$(1,744)	$173,958

		OTTI
		Recognized
		in Other	Gross	Gross
	Amortized	Comprehensive	Unrealized	Unrealized	Fair
	Cost	Loss	Gains	(Losses)	Value
	(in thousands)
Securities available-for-sale
US Government-sponsored agency securities	$195,845	$—	$565	$(168)	$196,242
Municipal obligations	311	—	1	—	312
Adjustable-rate preferred stock	63,669	—	570	(4,370)	59,869
Mutual funds	29,514		11	(497)	29,028
Corporate bonds	5,000	—	—	(200)	4,800
Direct obligation and GSE residential mortgage-backed securities	736,870	—	9,908	(310)	746,468
Private label residential mortgage- backed securities	29,423	(1,811)	1,834	(1,200)	28,246
Trust preferred securities	32,026	—	—	(10,270)	21,756
Other	22,647	—	794	—	23,441

	$1,115,305	$(1,811)	$13,683	$(17,015)	$1,110,162

Securities measured at fair value

Direct obligation and GSE residential mortgage-backed securities					$6,952

	December 31, 2010
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value
	(in thousands)
Securities held-to-maturity
Collateralized debt obligations	$276	$459	$—	$735
Corporate bonds	45,000	—	(632)	44,368
Municipal obligations	1,375	18	—	1,393
Other	1,500	—	—	1,500

	$48,151	$477	$(632)	$47,996

		OTTI
		Recognized
		in Other	Gross	Gross
	Amortized	Comprehensive	Unrealized	Unrealized	Fair
	Cost	Loss	Gains	(Losses)	Value
	(in thousands)
Securities available-for-sale
US Government-sponsored agency securities	$280,299	$—	$622	$(3,329)	$277,592
Municipal obligations	312	—	1	(11)	302
Adjustable-rate preferred stock	66,255	—	1,410	(422)	67,243
Corporate securities	5,000	—	—	(93)	4,907
Direct obligation and GSE residential mortgage-backed securities	772,217	—	5,804	(8,632)	769,389
Private label residential mortgage-backed securities	9,203	(1,811)	1,811	(1,092)	8,111
Trust preferred securities	32,057	—	—	(8,931)	23,126
Other	22,265	—	99	(121)	22,243

	$1,187,608	$(1,811)	$9,747	$(22,631)	$1,172,913

Securities measured at fair value

U.S. Government-sponsored agency securities					$2,511
Direct obligation and GSE residential mortgage-backed securities					11,790

					$14,301

The Company conducts an other-than-temporary impairment (“OTTI”) analysis on a quarterly basis. The initial indication of OTTI for both debt and equity securities is a decline in the market value below the amount recorded for an investment, and the severity and duration of the decline. Another potential indication of OTTI is a downgrade below investment grade. In determining whether an impairment is OTTI, the Company considers the length of time and the extent to which the market value has been below cost, recent events specific to the issuer, including investment downgrades by rating agencies and economic conditions of its industry, and the Company’s ability and intent to hold the investment for a period of time sufficient to allow for any anticipated recovery. For marketable equity securities, the Company also considers the issuer’s financial condition, capital strength, and near-term prospects.
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
Gross unrealized losses at September 30, 2011 are primarily due to interest rate fluctuations, credit spread widening and reduced liquidity in applicable markets. The Company has reviewed securities on which there is an unrealized loss in accordance with its accounting policy for OTTI described above and recorded no impairment for the three months ended September 30, 2011 and $0.2 million of impairment charges for the nine months ended September 30, 2011. The Company recorded no impairment charges for the three months ended September 30, 2010 and $1.2 million for the nine months ended September 30, 2010. The impairment charges are attributed to the unrealized losses in the Company’s CDO portfolio.
The Company does not consider any other securities to be other-than-temporarily impaired as of September 30, 2011 and December 31, 2010. OTTI is reassessed quarterly. No assurance can be made that additional OTTI will not occur in future periods.
Information pertaining to securities with gross unrealized losses at September 30, 2011 and December 31, 2010, aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	September 30, 2011
	Less Than Twelve Months		Over Twelve Months
	Gross		Gross
	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value
	(in thousands)
Securities held-to-maturity
Corporate bonds	$1,410	$88,547	$—	$—
Municipal obligations	334	46,045	—	—

	$1,744	$134,592	$—	$—

	September 30, 2011
	Less Than Twelve Months		Over Twelve Months
	Gross		Gross
	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value
	(in thousands)
Securities available-for-sale
US Government-sponsored agency securities	$168	$59,818	$—	$—
Adjustable-rate preferred stock	4,370	35,675	—	—
Mutual funds	497	25,014	—	—
Corporate securities	200	4,800	—	—
Direct obligation and GSE residential mortgage-backed securities	301	86,231	9	2,015
Municipal obligations	—	95	—	—
Private label residential mortgage-backed securities	568	21,014	632	5,318
Trust preferred securities	—	—	10,270	21,756
Other	—	—	—	—

	$6,104	$232,647	$10,911	$29,089

	December 31, 2010
	Less Than Twelve Months		Over Twelve Months
	Gross		Gross
	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value
	(in thousands)
Securities held-to-maturity
Corporate bonds	$632	$39,368	$—	$—

	$632	$39,368	$—	$—

	December 31, 2010
	Less Than Twelve Months		Over Twelve Months
	Gross		Gross
	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value
	(in thousands)
Securities available-for-sale
US Government-sponsored agency securities	$3,329	$173,561	$—	$—
Adjustable-rate preferred stock	422	21,549	—	—
Corporate securities	93	4,907
Direct obligation and GSE residential mortgage-backed securities	8,562	425,248	69	8,798
Municipal obligations	11	206	—	—
Private label residential mortgage-backed securities	2	1,990	1,091	6,121
Trust preferred securities	—	—	8,931	23,126
Other	121	6,129	—	—

	$12,540	$633,590	$10,091	$38,045

At September 30, 2011, the Company’s unrealized losses relate primarily to interest rates. In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and industry analysis reports. Since material downgrades have not occurred and management does not have the intent to sell the debt securities for the foreseeable future, none of the securities described in the above table or in this paragraph were deemed to be other than temporarily impaired.

At September 30, 2011, the net unrealized loss on trust preferred securities classified as AFS was $10.3 million, compared to $8.9 million at December 31, 2010. The Company actively monitors its debt and other structured securities portfolios classified as AFS for declines in fair value.
The amortized cost and fair value of securities as of September 30, 2011 and December 31, 2010, by contractual maturities, are shown in the table below. The actual maturities of the mortgage-backed securities may differ from their contractual maturities because the loans underlying the securities may be repaid without any penalties. Therefore, these securities are listed separately in the maturity summary. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	September 30, 2011		December 31, 2010
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value
	(in thousands)
Securities held-to-maturity
Due in one year or less	$—	$—	$—	$—
After one year through five years	8,387	8,084	999	1,011
After five years through ten years	102,535	101,784	40,376	39,843
After ten years	60,771	62,590	5,276	5,642
Other	1,500	1,500	1,500	1,500

	$173,193	$173,958	$48,151	$47,996

Securities available-for-sale
Due in one year or less	$30,522	$30,052	$13,005	$13,632
After one year through five years	18,056	18,318	8,434	8,663
After five years through ten years	176,466	176,329	294,027	291,243
After ten years	130,744	115,554	77,660	67,743
Mortgage backed securities	736,870	746,468	772,217	769,389
Other	22,647	23,441	22,265	22,243

	$1,115,305	$1,110,162	$1,187,608	$1,172,913

The following table summarizes the Company’s investment ratings position as of September 30, 2011:

	Securities ratings profile
	As of September 30, 2011
		Split-rated
	AAA	AAA/AA+	AA+ to AA-	A+ to A-	BBB+ to BBB-	BB+ and below	Totals
	(in thousands)
Municipal obligations	$8,351	$—	$22,591	$37,954	$—	$272	$69,168
Direct & GSE residential mortgage- backed securities	—	753,419	—	—	—	—	753,419
Private label residential mortgage- backed securities	25,049	—	1,204	—	—	1,993	28,246
Mutual funds	—	—	—	—	29,028	—	29,028
U.S. Government-sponsered agency securities	—	196,242	—	—	—	—	196,242
Adjustable-rate preferred stock	—	—	—	—	58,849	—	58,849
CDOs & trust preferred securities	—	—	—	—	21,756	50	21,806
Corporate bonds	—	—	27,829	69,757	—	—	97,586

Total (1) (2)	$33,400	$949,661	$51,624	$107,711	$109,633	$2,315	$1,254,344

(1)	The Company used the average credit rating of the combination of S&P, Moody’s and Fitch in the above table where ratings differed.

(2)
Securities values are shown at carrying value as of September 30, 2011. Unrated securities consist of CRA investments with a carrying value of $23.4 million, an HTM Corporate security with a carrying value of $10.0 million, one ARPS with a carrying value of $1.0 million and an other investment of $1.5 million.

The following table summarizes the Company’s investment ratings position as of December 31, 2010.

	Securities ratings profile
	As of December 31, 2010
	AAA	AA+ to AA-	A+ to A-	BBB+ to BBB-	BB+ and below	Totals
	(in thousands)
Municipal obligations	$40	$1,375	$—	$—	$262	$1,677
Direct & GSE residential mortgage- backed securities	781,179	—	—	—	—	781,179
Private label residential mortgage- backed securities	5,796	—	—	—	2,315	8,111
U.S. Government-sponsered agency securities	280,103	—	—	—	—	280,103
Adjustable-rate preferred stock	—	—	60,263	6,980	—	67,243
CDOs & trust preferred securities	—	—	21,681	1,445	276	23,402
Corporate bonds	—	5,000	44,907	—	—	49,907

Total (1)(2)	$1,067,118	$6,375	$126,851	$8,425	$2,853	$1,211,622

(1)	The Company used the average credit rating of the combination of S&P, Moody’s and Fitch in the above table where ratings differed.

(2)	Securities values are shown at carrying value as of December 31, 2010. Unrated securities consist of CRA investments with a carrying value of $22.2 million and an other investment of $1.5 million.
Securities with carrying amounts of approximately $621.8 million and $427.2 million at September 30, 2011 and December 31, 2010, respectively, were pledged for various purposes as required or permitted by law.
5. LOANS, LEASES AND ALLOWANCE FOR CREDIT LOSSES
The composition of the Company’s loans held for investment portfolio as of September 30, 2011 and December 31, 2010 is as follows:

	September 30,	December 31,
	2011	2010
	(in thousands)
Commercial real estate — owner occupied	$1,225,392	$1,223,150
Commercial real estate — non-owner occupied	1,239,788	1,038,488
Commercial and industrial	931,912	744,659
Residential real estate	450,196	527,302
Construction and land development	404,394	451,470
Commercial leases	220,969	189,968
Consumer	60,391	71,545
Deferred fees and unearned income,net	(6,541)	(6,040)

	4,526,501	4,240,542
Allowance for credit losses	(100,216)	(110,699)

Total	$4,426,285	$4,129,843

The following table presents the contractual aging of the recorded investment in past due loans by class of loans excluding deferred fees:

	September 30, 2011
		30-59 Days	60-89 Days	Over 90 days	Total
	Current	Past Due	Past Due	Past Due	Past Due	Total
	(in thousands)
Commercial real estate
Owner occupied	$1,200,373	$3,757	$1,908	$19,354	$25,019	$1,225,392
Non-owner occupied	1,119,519	1,244	2,016	9,271	12,531	1,132,050
Multi-family	106,469	214	—	1,055	1,269	107,738
Commercial and industrial
Commercial	919,558	2,018	4,002	6,334	12,354	931,912
Leases	220,366	—	603	—	603	220,969
Construction and land development
Construction	218,100	—	—	16,212	16,212	234,312
Land	156,742	—	7,573	5,767	13,340	170,082
Residential real estate	423,555	1,679	2,485	22,477	26,641	450,196
Consumer	58,749	594	300	748	1,642	60,391

Total loans	$4,423,431	$9,506	$18,887	$81,218	$109,611	$4,533,042

	December 31, 2010
		30-59 Days	60-89 Days	Over 90 days	Total
	Current	Past Due	Past Due	Past Due	Past Due	Total
	(in thousands)
Commercial real estate
Owner occupied	$1,195,219	$2,512	$10,314	$15,105	$27,931	$1,223,150
Non-owner occupied	947,784	1,111	1,022	5,543	7,676	955,460
Multi-family	80,857	—	—	2,407	2,407	83,264
Commercial and industrial
Commercial	741,337	1,644	135	1,543	3,322	744,659
Leases	189,968	—	—	—	—	189,968
Construction and land development
Construction	219,382	—	—	22,300	22,300	241,682
Land	199,773	338	—	9,678	10,016	209,789
Residential real estate	491,275	8,574	3,208	24,008	35,790	527,065
Consumer	69,027	655	460	1,403	2,518	71,545

Total loans	$4,134,622	$14,834	$15,139	$81,987	$111,960	$4,246,582

The following table presents the recorded investment in nonaccrual loans and loans past due ninety days or more and still accruing interest by class of loans:

	September 30, 2011		December 31, 2010
		Loans past		Loans past
		due 90 days		due 90 days
		or more and		or more and
	Non-accrual	still accruing	Non-accrual	still accruing
	(in thousands)
Commercial real estate
Owner occupied	$31,089	$—	$25,316	$—
Non-owner occupied	13,595	—	12,189	—
Multi-family	1,390	—	2,752	—
Commercial and industrial
Commercial	7,869	1,086	7,349	151
Leases	603	—	—	—
Construction and land development
Construction	16,212	—	22,300	—
Land	17,525	—	14,223	—
Residential real estate	25,020	262	32,638	—
Consumer	410	748	232	1,307

Total	$113,713	$2,096	$116,999	$1,458

Nonaccrual loans and loans past due 90 days or more and still accruing interest totaled $115.8 million and $118.5 million at September 30, 2011 and December 31, 2010, respectively. The reduction in interest income associated with loans on nonaccrual status was approximately $2.2 million and $4.6 million for the three and nine months ended September 30, 2011, respectively, and $2.5 million and $3.8 million for the three and nine months ended September 30, 2010, respectively.
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

	September 30, 2011
	Pass	Watch	Substandard	Doubtful	Loss	Total
	(in thousands)
Commercial real estate
Owner occupied	$1,104,557	$71,535	$49,300	$—	$—	$1,225,392
Non-owner occupied	1,045,426	49,680	36,944	—	—	1,132,050
Multi-family	105,435	415	1,888	—	—	107,738
Commercial and industrial
Commercial	881,852	25,611	24,248	201	—	931,912
Leases	216,889	279	3,801	—	—	220,969
Construction and land development
Construction	208,739	202	25,371	—	—	234,312
Land	122,171	7,282	40,629	—	—	170,082
Residential real estate	400,287	11,126	38,783	—	—	450,196
Consumer	57,731	1,440	1,220	—	—	60,391

Total	$4,143,087	$167,570	$222,184	$201	$—	$4,533,042

	September 30, 2011
	Pass	Watch	Substandard	Doubtful	Loss	Total
	(in thousands)
Current	$4,137,588	$165,127	$120,717	$—	$—	$4,423,432
Past due 30 - 59 days	2,337	2,103	5,066	—	—	9,506
Past due 60 - 89 days	2,186	340	16,360	—	—	18,886
Past due 90 days or more	976	—	80,041	201	—	81,218

Total	$4,143,087	$167,570	$222,184	$201	$—	$4,533,042

	December 31, 2010
	Pass	Watch	Substandard	Doubtful	Loss	Total
	(in thousands)
Commercial real estate
Owner occupied	$1,075,051	$89,731	$58,368	$—	$—	$1,223,150
Non-owner occupied	883,867	27,785	43,807	—	—	955,460
Multi-family	78,442	—	4,823	—	—	83,264
Commercial and industrial
Commercial	699,177	27,252	17,426	804	—	744,659
Leases	186,262	51	3,655	—	—	189,968
Construction and land development
Construction	200,375	12,086	29,220	—	—	241,682
Land	141,916	19,070	48,803	—	—	209,789
Residential real estate	460,591	17,647	48,828	—	—	527,065
Consumer	69,339	1,284	921	—	—	71,545

Total	$3,795,020	$194,905	$255,853	$804	$—	$4,246,582

	December 31, 2010
	Pass	Watch	Substandard	Doubtful	Loss	Total
	(in thousands)
Current	$3,785,145	$188,555	$160,318	$607	$—	$4,134,625
Past due 30 - 59 days	6,000	1,875	6,959	—	—	14,834
Past due 60 - 89 days	2,457	4,474	8,158	49	—	15,138
Past due 90 days or more	1,418	1	80,418	148	—	81,985

Total	$3,795,020	$194,905	$255,853	$804	$—	$4,246,582

The table below reflects recorded investment in loans classified as impaired:

	September 30,	December 31,
	2011	2010
	(in thousands)
Impaired loans with a specific valuation allowance under ASC 310	$34,700	$45,316
Impaired loans without a specific valuation allowance under ASC 310	166,288	193,019

Total impaired loans	$200,988	$238,335

Valuation allowance related to impaired loans	$(12,853)	$(13,440)

Net impaired loans were $201.0 million at September 30, 2011, a net decrease of $37.3 million from December 31, 2010. This decline is primarily attributable to a decrease in commercial real estate impaired loans, which were $88.9 million at September 30, 2011 compared to $123.9 million at December 31, 2010, a decrease of $35.0 million. In addition, impaired residential real estate loans, impaired construction and land loans and impaired consumer and credit card loans also decreased by $8.4 million, $5.6 million, and $0.2 million, respectively, from $42.4 million, $58.4 million, and $0.8 million at December 31, 2010, to $34.0 million, $52.9 million and $0.5 million at September 30, 2011. Impaired commercial and industrial loans increased by $11.8 million from $12.8 million at December 31, 2010 to $24.6 million at September 30, 2011.

The following table presents the impaired loans by class:

	September 30,	December 31,
	2011	2010
	(in thousands)
Commercial real estate
Owner occupied	$50,549	$51,157
Non-owner occupied	36,673	67,959
Multi-family	1,674	4,823
Commercial and industrial
Commercial	20,841	9,148
Leases	3,801	3,655
Construction and land development
Construction	25,372	31,707
Land	27,487	26,708
Residential real estate	34,044	42,423
Consumer	547	755

Total	$200,988	$238,335

A valuation allowance is established for an impaired loan when the fair value of the loan is less than the recorded investment. In certain cases, portions of impaired loans have been charged-off to realizable value instead of establishing a valuation allowance and are included, when applicable, in the table above as “Impaired loans without specific valuation allowance under ASC 310.” The valuation allowance disclosed above is included in the allowance for credit losses reported in the consolidated balance sheets as of September 30, 2011 and December 31, 2010.
The following table is average investment in impaired loans by loan class:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(in thousands)
Commercial real estate
Owner occupied	$51,020	$58,883	$51,951	$54,850
Non-owner occupied	43,192	44,132	52,384	36,599
Multi-family	1,676	4,693	2,109	5,095
Commercial and industrial
Commercial	13,830	9,789	12,648	12,569
Leases	3,429	4,091	3,491	1,516
Construction and land development
Construction	25,780	25,964	27,729	27,645
Land	21,931	34,062	23,174	41,405
Residential real estate	36,947	45,709	37,020	44,492
Consumer	468	974	527	718

Total	$198,273	$228,297	$211,033	$224,889

The following table presents interest income on impaired loans by class:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(in thousands)		(in thousands)
Commercial real estate
Owner occupied	$960	$377	$2,113	$1,300
Non-owner occupied	218	363	1,395	881
Multi-family	5	19	14	50
Commercial and industrial
Commercial	628	37	727	89
Leases	—	—	—	—
Construction and land development
Construction	119	107	391	367
Land	133	227	528	454
Residential real estate	33	173	222	293
Consumer	2	4	9	11

Total	$2,098	$1,307	$5,399	$3,445

The Company is not committed to lend significant additional funds on these impaired loans.
The following table summarizes nonperforming assets:

	September 30,	December 31,
	2011	2010
	(in thousands)
Nonaccrual loans	$113,713	$116,999
Loans past due 90 days or more on accrual status	2,096	1,458
Troubled debt restructured loans	79,762	116,696

Total nonperforming loans	195,571	235,153
Foreclosed collateral	86,692	107,655

Total nonperforming assets	$282,263	$342,808

Allowance for Credit Losses
The following table summarizes the changes in the allowance for credit losses:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(dollars in thousands)
Allowance for credit losses:
Balance at beginning of period	$104,375	$110,013	$110,699	$108,623
Provisions charged to operating expenses:
Construction and land development	2,206	(1,020)	3,153	12,325
Commercial real estate	341	13,469	11,485	36,694
Residential real estate	8,622	5,033	15,189	12,953
Commercial and industrial	(803)	4,400	282	10,217
Consumer	814	1,083	3,003	2,638

Total provision	11,180	22,965	33,112	74,827
Acquisitions	—	—	—	—
Recoveries of loans previously charged-off:
Construction and land development	707	214	1,800	2,424
Commercial real estate	127	160	1,402	990
Residential real estate	440	1,209	881	1,735
Commercial and industrial	1,243	389	2,798	2,200
Consumer	41	47	110	128

Total recoveries	2,558	2,019	6,991	7,477
Loans charged-off:
Construction and land development	2,369	3,843	8,083	20,402
Commercial real estate	2,484	12,813	12,884	26,524
Residential real estate	10,555	3,695	17,176	17,385
Commercial and industrial	1,420	5,036	8,753	14,395
Consumer	1,069	1,440	3,690	4,051

Total charged-off	17,897	26,827	50,586	82,757
Net charge-offs	15,339	24,808	43,595	75,280

Balance at end of period	$100,216	$108,170	$100,216	$108,170

The following table presents loans individually evaluated for impairment by class of loans:

	September 30, 2011
	Unpaid			Allowance
	Principal	Recorded	Partial	for Credit
	Balance	Investment	Charge-offs	Losses Allocated
	(in thousands)
With no related allowance recorded:
Commercial real estate
Owner occupied	$44,776	$39,196	$5,580	$—
Non-owner occupied	42,388	35,783	6,605	—
Multi-family	2,161	1,340	821	—
Commercial and industrial
Commercial	18,955	17,353	1,602	—
Leases	3,801	3,801	—	—
Construction and land development
Construction	21,538	20,261	1,277	—
Land	23,299	18,615	4,684	—
Residential real estate	41,082	29,394	11,688	—
Consumer	587	547	40	—
With an allowance recorded:
Commercial real estate
Owner occupied	11,353	11,353	—	3,764
Non-owner occupied	1,010	890	120	193
Multi-family	346	334	12	190
Commercial and industrial
Commercial	3,641	3,488	153	1,951
Leases	—	—	—	—
Construction and land development
Construction	8,122	5,111	3,011	2,029
Land	9,153	8,872	281	2,663
Residential real estate	4,811	4,650	161	2,063
Consumer	—	—	—	—
With an allowance recorded:

Total	$237,023	$200,988	$36,035	$12,853

	December 31, 2010
	Unpaid			Allowance
	Principal	Recorded	Partial	for Credit
	Balance	Investment	Charge-offs	Losses Allocated
	(in thousands)
With no related allowance recorded:
Commercial real estate
Owner occupied	$38,893	$36,811	$2,082	$—
Non-owner occupied	72,705	66,156	6,549	—
Multi-family	7,087	4,478	2,609	—
Commercial and industrial
Commercial	9,155	4,780	4,375	—
Leases	3,655	3,655	—	—
Construction and land development
Construction	23,214	19,217	3,997	—
Land	31,237	24,807	6,430	—
Residential real estate	38,936	32,593	6,343	—
Consumer	548	522	26	—
With an allowance recorded:
Commercial real estate
Owner occupied	15,684	14,346	1,338	3,873
Non-owner occupied	1,961	1,804	157	530
Multi-family	358	346	12	179
Commercial and industrial
Commercial	4,520	4,367	153	3,170
Leases	—	—	—	—
Construction and land development
Construction	12,490	12,490	—	1,722
Land	5,018	1,901	3,117	1,124
Residential real estate	11,598	9,830	1,768	2,716
Consumer	232	232	—	126

Total	$277,291	$238,335	$38,956	$13,440

The following table presents the balance in the allowance for credit losses and the recorded investment in loans by portfolio segment and based on impairment method:

	September 30, 2011
	Commercial	Commercial	Commercial	Residential	Construction
	Real Estate -	Real Estate - Non	and	Real	and Land	Commercial
	Owner Occupied	Owner Occupied	Industrial	Estate	Development	Leases	Consumer	Total
	(in thousands)
Allowance for credit losses:
Ending balance attributable to loans individually evaluated for impairment	$3,764	$383	$1,951	$2,064	$4,692	$—	$—	$12,854
Collectively evaluated for impairment	12,137	16,798	20,550	17,687	12,772	2,627	4,791	87,362
Acquired with deteriorated credit quality	—	—	—	—	—	—	—	—

Total ending allowance	$15,901	$17,181	$22,501	19,751	$17,464	$2,627	$4,791	$100,216

	December 31, 2010
	Commercial	Commercial
	Real Estate -	Real Estate -	Commercial	Residential	Construction
	Owner	Non-Owner	and	Real	and Land	Commercial
	Occupied	Occupied	Industrial	Estate	Development	Leases	Consumer	Total
	(in thousands)
Allowance for credit losses:
Ending balance attributable to loans individually evaluated for impairment	$3,873	$709	$3,170	$2,716	$2,846	$—	$126	$13,440
Collectively evaluated for impairment	11,108	17,353	23,981	18,173	17,741	3,631	5,272	97,259
Acquired with deteriorated credit quality	—	—	—	—	—	—	—	—

Total ending allowance	$14,981	$18,062	$27,151	$20,889	$20,587	$3,631	$5,398	$110,699

Troubled Debt Restructurings (TDR)
A troubled debt restructured loan is a loan on which the Bank, for reasons related to a borrower’s financial difficulties, grants a concession to the borrower that the Bank would not otherwise consider. The loan terms that have been modified or restructured due to a borrower’s financial situation include, but are not limited to, a reduction in the stated interest rate, an extension of the maturity or renewal of the loan at an interest rate below current market, a reduction in the face amount of the debt, a reduction in the accrued interest, extensions, deferrals, renewals and rewrites. A troubled debt restructured loan is also considered impaired. Generally, a loan that is modified at an effective market rate of interest may no longer be disclosed as a troubled debt restructuring in years subsequent to the restructuring if it is not impaired based on the terms specified by the restructuring agreement.
The following table presents information on the financial effects of troubled debt restructured loans by class for the periods presented:

	Three Months Ended
	September 30, 2011
		Pre-Modification	Forgiven	Lost	Post-Modification	Waived Fees
	Number	Outstanding	Principal	Interest	Outstanding	and Other
	of Loans	Recorded Investment	Balance	Income (1)	Recorded Investment	Expenses
	(in thousands)
Commercial real estate
Owner occupied	5	$4,474	$—	$—	$4,474	$20
Non-owner occupied	5	5,123	—	226	4,897	25
Multi-family	—	—	—	—	—	—
Commercial and industrial
Commercial	28	13,599	—	1	13,598	40
Leases	—	—	—	—		—
Construction and land development
Construction	2	12,281	—	1,180	11,101	38
Land	5	1,924	—	316	1,608	39
Residential real estate	14	8,174	303	757	7,114	12
Consumer	3	263	—	9	254	—

Total	62	$45,838	$303	$2,489	$43,046	$174

(1)	Lost interest income is processed as a charge-off to loan principal in the Company’s financial statements.

	Nine Months Ended
	September 30, 2011
		Pre-Modification	Forgiven	Lost	Post-Modification	Waived Fees
	Number	Outstanding	Principal	Interest	Outstanding	and Other
	of Loans	Recorded Investment	Balance	Income (1)	Recorded Investment	Expenses
	(in thousands)
Commercial real estate
Owner occupied	16	$16,559	$—	$801	$15,758	$223
Non-owner occupied	12	19,764	1,000	353	18,411	246
Multi-family	—	—	—	—	—	—
Commercial and industrial
Commercial	33	14,916	—	1	14,915	62
Leases	—	—	—	—	—	—
Construction and land development
Construction	3	12,443	—	1,180	11,263	38
Land	9	3,314	—	321	2,993	54
Residential real estate	27	13,553	1,010	1,100	11,443	17
Consumer	3	263	—	9	254	—

Total	103	$80,812	$2,010	$3,765	$75,037	$640

(1)	Lost interest income is processed as a charge-off to loan principal in the Company’s financial statements.
The following table presents TDR loans by class for which there was a payment default during the period:

	Three Months Ended		Nine Months Ended
	September 30, 2011		September 30, 2011
	Number	Recorded	Number	Recorded
	of Loans	Investment	of Loans	Investment
	(in thousands)
Commercial real estate
Owner occupied	—	$—	1	$170
Non-owner occupied	1	430	1	430
Multi-family	—	—	—	—
Commercial and industrial
Commercial	—	—	—	—
Leases	—	—	—	—
Construction and land development
Construction	—	—	2	2,463
Land	3	2,031	4	2,193
Residential real estate	2	318	7	2,431
Consumer	—	—	—	—

Total	6	$2,779	15	$7,687

A TDR loan is deemed to have a payment default when it becomes past due 90 days, goes on nonaccrual, or is re-structured again.
As a result of adopting the amendments in ASU No. 2011-02, the Company reassessed all loan modifications that occurred on or after the beginning of the current year for identification as TDRs. The Company identified $10.6 million additional TDR loans. The amendments in this ASU require prospective application of the impairment measurement guidance for those loans newly identified as impaired. As of September 30, 2011, there was no allowance for credit losses associated with those loans on the basis of a current evaluation of loss.

6. OTHER ASSETS ACQUIRED THROUGH FORECLOSURE
The following table presents the changes in other assets acquired through foreclosure:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(in thousands)		(in thousands)
Balance, beginning of period	$85,732	$104,365	$107,655	$83,347
Additions	7,139	25,499	28,194	73,801
Dispositions	(4,291)	(15,768)	(35,601)	(29,978)
Valuation adjustments in the period, net	(1,888)	(4,000)	(13,556)	(17,074)

Balance, end of period	$86,692	$110,096	$86,692	$110,096

At September 30, 2011 and 2010, the majority of the Company’s repossessed assets were properties located in Nevada.
7. INCOME TAXES
Deferred tax assets and liabilities are included in the financial statements at currently enacted income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes.
For the nine months ended September 30, 2011, the net deferred tax assets decreased $17.4 million to $62.5 million. This decrease in the net deferred tax asset was primarily the result of the net operating income of the Company for the current period and year to date.
Uncertain Tax Position
The Company files income tax returns in the U.S. federal jurisdiction and in various states. With few exceptions, the Company is no longer subject to U.S. federal, state or local tax examinations by tax authorities for years before 2007. Although, as described below, the Internal Revenue Service’s examination of the Company’s 2008 net operating loss carryback claim appears to have been resolved in the Company’s favor, it is not yet closed.
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
The Company would recognize interest accrued related to unrecognized tax benefits in tax expense. The Company has not recognized or accrued any interest or penalties for the periods ended December 31, 2010 or September 30, 2011.
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
The Internal Revenue Service’s Examination Division issued a notice of proposed deficiency on January 10, 2011, proposing a taxable income adjustment of $136.7 million related to deductions taken on our 2008 tax return in connection with the partial worthlessness of collateralized debt obligations, or CDOs. The use of these deductions on the Company’s 2008 tax return resulted in a net operating loss carryback claim for a tax refund of approximately $40 million of federal taxes for the 2006 and 2007 taxable periods. The Company filed a protest of the proposed deficiency, which was referred to the Appeals Division of the Internal Revenue Service. The Appellate Conferee has conceded that the Company’s $136.7 million deduction was reasonable and has proposed no further adjustments. However, the case is not yet closed. Due to the size of the refund, the Appellate Conferee is required to submit his formal written recommendation to the Joint Committee on Taxation and will close the case after receiving approval from that committee. The Company has not accrued a reserve for this potential exposure.

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
A summary of the contractual amounts for unfunded commitments and letters of credit are as follows:

	September 30,	December 31,
	2011	2010
	(in thousands)
Commitments to extend credit, including unsecured loan commitments of $192,357 at September 30, 2011 and $156,517 at December 31, 2010	$811,675	$702,336
Credit card commitments and financial guarantees	318,726	322,798
Standby letters of credit, including unsecured letters of credit of $2,521 at September 30, 2011 and $3,076 at December 31, 2010	35,421	28,013

	$1,165,822	$1,053,147

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. The Company enters into credit arrangements that generally provide for the termination of advances in the event of a covenant violation or other event of default. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management’s credit evaluation of the party. The commitments are collateralized by the same types of assets used as loan collateral.
The Company has exposure to credit losses from unfunded commitments and letters of credit. As funds have not been disbursed on these commitments, they are not reported as loans outstanding. Credit losses related to these commitments are not included in the allowance for credit losses reported in Note 5, “Loans, Leases and Allowance for Credit Losses” of these Consolidated Financial Statements and are accounted for as a separate loss contingency as a liability. This loss contingency for unfunded loan commitments and letters of credit was $0.2 million and $0.3 million as of September 30, 2011 and December 31, 2010, respectively. Changes to this liability are adjusted through other non-interest expense.
Concentrations of Lending Activities
The Company’s lending activities are primarily driven by the customers served in the market areas where the Company has branch offices in the States of Nevada, California and Arizona. The Company monitors concentrations within five broad categories: geography, industry, product, call code, and collateral. The Company grants commercial, construction, real estate and consumer loans to customers through branch offices located in the Company’s primary markets. The Company’s business is concentrated in these areas and the loan portfolio includes significant credit exposure to the commercial real estate market of these areas. As of September 30, 2011 and December 31, 2010, commercial real estate related loans accounted for approximately 63% and 64% of total loans, respectively, and approximately 2% of commercial real estate related loans are secured by undeveloped land. Substantially all of these loans are secured by first liens with an initial loan to value ratio of generally not more than 75%. Approximately 50% and 54% of these commercial real estate loans were owner occupied at September 30, 2011 and December 31, 2010, respectively. In addition, approximately 3% of total loans were unsecured as of September 30, 2011 and December 31, 2010.

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
Lease Commitments
The Company leases the majority of its office locations and many of these leases contain multiple renewal options and provisions for increased rents. Total rent expense of $1.4 million was included in occupancy expenses for the three month periods ended September 30, 2011 and 2010, respectively. For the nine months ended September 30, 2011 and 2010, total rent expense included in occupancy expenses was $4.1 million and $3.9 million, respectively.
9. FAIR VALUE ACCOUNTING
The Company adopted SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”), effective January 1, 2007. This standard was subsequently codified under FASB ASC 825, Financial Instruments (“ASC 825”). At the time of adoption, the Company elected to apply this fair value option (“FVO”) treatment to the junior subordinated debt and certain investment securities. The Company continues to account for these items under the fair value option. Since adoption, there were no financial instruments purchased by the Company which met the ASC 825 fair value election criteria, and therefore, no additional instruments have been added under the fair value option election.
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

For the three and nine months ended September 30, 2011 and 2010, gains and losses from fair value changes included in the Consolidated Statement of Operations were as follows:

	Changes in Fair Values for Items Measured at Fair
	Value Pursuant to Election of the Fair Value Option
	Unrealized			Total
	Gain/(Loss) on		Interest	Changes
	Assets and		Expense on	Included in
	Liabilities	Interest	Junior	Current-
	Measured at	Income on	Subordinated	Period
Description	Fair Value, Net	Securities	Debt	Earnings
	(in thousands)

Three Months Ended September 30, 2011

Securities measured at fair value	$32	$4	$—	$36
Junior subordinated debt	6,388	—	267	6,121

	$6,420	$4	$267	$6,157

Nine Months Ended September 30, 2011

Securities measured at fair value	$1	$22	$—	$23
Junior subordinated debt	6,689	—	766	5,923

	$6,690	$22	$766	$5,946

	Changes in Fair Values for Items Measured at Fair
	Value Pursuant to Election of the Fair Value Option
	Unrealized			Total
	Gain (Loss) on		Interest	Changes
	Assets and		Expense on	Included in
	Liabilities	Interest	Junior	Current-
	Measured at	Income on	Subordinated	Period
Description	Fair Value, Net	Securities	Debt	Earnings
	(in thousands)

Three Months Ended September 30, 2010

Securities measured at fair value	$(210)	$71	$—	$(139)
Junior subordinated debt	—	—	288	(288)

	$(210)	$71	$288	$(427)

Nine Months Ended September 30, 2010

Securities measured at fair value	$226	$337	$—	$563
Junior subordinated debt	6,115	—	821	5,294

	$6,341	$337	$821	$5,857

	Three Months Ended	Nine Months Ended
	September 30, 2011	September 30, 2011
	(in thousands)
Net gains and (losses) recognized during the period on trading securities	$32	$1
Less: net gains and (losses) recognized during the period on trading securities sold during the period	—	190

Unrealized gains and (losses) recognized during the reporting period on trading securities still held at the reporting date	$32	$(189)

The difference between the aggregate fair value of junior subordinated debt ($36.3 million) and the aggregate unpaid principal balance thereof ($66.5 million) was $30.2 million at September 30, 2011.
Interest income on securities measured at fair value is accounted for similarly to those classified as available-for-sale and held-to-maturity. Any premiums or discounts are recognized in interest income over the term of the securities. For mortgage-backed securities, estimates of prepayments are considered in the constant yield calculations. Interest expense on junior subordinated debt is also determined under a constant yield calculation.
Fair value on a recurring basis
Financial assets and financial liabilities measured at fair value on a recurring basis include the following:
AFS Securities: Adjustable-rate preferred securities, one trust preferred security, corporate debt securities and CRA mutual fund investments are reported at fair value utilizing Level 1 inputs. Other securities classified as AFS are reported at fair value utilizing Level 2 inputs. For these securities, the Company obtains fair value measurements from an independent pricing service. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the bond’s terms and conditions, among other things.
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
Junior subordinated debt: The Company estimates the fair value of its junior subordinated debt using a discounted cash flow model which incorporates the effect of the Company’s own credit risk in the fair value of the liabilities (Level 3). The Company’s cash flow assumptions were based on the contractual cash flows as the Company anticipates that it will pay the debt according to its contractual terms. The Company evaluated priced offerings on individual issuances of trust preferred securities and estimated the discount rate based, in part, on that information. The Company estimated the discount rate at 6.754%, which is a 638 basis point spread over 3 month LIBOR (0.374% as of September 30, 2011). As of December 31, 2010, the Company estimated the discount rate at 5.873%, which is a 557 basis point spread over 3 month LIBOR (0.303%).

The fair value of these assets and liabilities were determined using the following inputs at the periods presented:

	Fair Value Measurements at Reporting Date Using:
	Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs	Fair
September 30, 2011	(Level 1)	(Level 2)	(Level 3)	Value
	(in thousands)
Assets:
Securities measured at fair value
Direct obligation and GSE residential mortgage- backed securities	$—	$6,952	$—	$6,952

Securities available for sale
U.S. Government-sponsored agency securities	$—	$196,242	$—	$196,242
Municipal Obligations	—	312	—	312
Direct obligation and GSE residential mortgage-backed securities	—	746,468	—	746,468
Mutual funds	29,028	—	—	29,028
Private label residential mortgage-backed securities	—	28,246	—	28,246
Adjustable-rate preferred stock	56,818	3,051	—	59,869
Trust preferred	21,756	—	—	21,756
Corporate debt securities	4,800	—	—	4,800
Other	23,441	—	—	23,441

	$135,843	$974,319	$—	$1,110,162

Interest rate swaps	$—	$1,834	$—	$1,834

				Fair
	(Level 1)	(Level 2)	(Level 3)	Value

Liabilities:

Junior subordinated debt	$—	$—	$36,345	$36,345

Interest rate swaps	$—	$1,001	$—	$1,001

	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs	Fair
December 31, 2010	(Level 1)	(Level 2)	(Level 3)	Value
	(in thousands)
Assets:
Securities measured at fair value
Direct obligation and GSE residential mortgage- backed securities	$—	$14,301	$—	$10,603

Securities available for sale
U.S. Government-sponsored agency securities	$—	$277,592	$—	$277,592
Municipal Obligations	—	302	—	$302
Direct obligation and GSE residential mortgage-backed securities	—	769,389	—	$769,389
Private label residential mortgage-backed securities	—	8,111	—	$8,111
Adjustable-rate preferred stock	67,243	—	—	$67,243
Trust preferred	23,126	—	—	$23,126
Corporate debt securities	4,907	—	—	$4,907
Other	22,243	—	—	$22,243

	$117,519	$1,055,394	$—	$1,172,913

Interest rate swaps	$—	$1,396	$—	$1,396

				Fair
	(Level 1)	(Level 2)	(Level 3)	Value

Liabilities:

Junior subordinated debt	$—	$—	$43,034	$43,034

Interest rate swaps	$—	$1,396	$—	$1,396

Fair Value Measurements Using
Significant Unobservable Inputs
(Level 3)

Junior
Subordinated
Debt
(in thousands)

Beginning balance January 1, 2011	$(43,034)
Total gains or losses (realized/unrealized)
Included in earnings	6,689
Included in other comprehensive income	—
Purchases, issuances, and settlements, net	—
Transfers to held-to-maturity	—
Transfers in and/or out of Level 3	—

Ending balance September 30, 2011	$(36,345)

The amount of total 2011 gains (losses) for the period included in earnings attributable to the change in unrealized gains (losses) relating to assets still held at the reporting date	$6,689

The amount of total 2010 gains (losses) for the period included in earnings attributable to the change in unrealized gains (losses) relating to assets still held at the reporting date	$6,115

Fair value on a nonrecurring basis
Certain assets are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis, but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). The following table presents such assets carried on the balance sheet by caption and by level within the ASC 825 hierarchy:

	Fair Value Measurements Using
		Quoted Prices
		in Active	Active
		Markets for	Markets for	Unobservable
		Identical Assets	Similar Assets	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
As of September 30, 2011:
Impaired loans with specific valuation allowance	$21,847	$—	$—	$21,847
Impaired loans without specific valuation allowance	48,774	—	—	48,774
Goodwill valuation of reporting units	25,925	—	—	25,925
Other assets acquired through foreclosure	86,692	—	—	86,692
Collateralized debt obligations	2,258	—	—	2,258

	Fair Value Measurements Using
		Quoted Prices
		in Active	Active
		Markets for	Markets for	Unobservable
		Identical Assets	Similar Assets	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
As of December 31, 2010:
Impaired loans with specific valuation allowance	$31,876	$—	$—	$31,876
Impaired loans without specific valuation allowance	66,355	—	—	66,355
Goodwill valuation of reporting units	25,925	—	—	25,925
Other assets acquired through foreclosure	107,655	—	—	107,655
Collateralized debt obligations	735	—	—	735
Impaired loans: The specific reserves for collateral dependent impaired loans are based on the fair value of the collateral. The fair value of collateral is determined based on third-party appraisals. In some cases, adjustments are made to the appraised values due to various factors, including age of the appraisal (which are generally obtained every six months), age of comparables included in the appraisal, and known changes in the market and in the collateral. When significant adjustments are based on unobservable inputs, such as when a current appraised value is not available or management determines the fair value of the collateral is further impaired below appraised value and there is no observable market price, the resulting fair value measurement has been categorized as a Level 3 measurement. These Level 3 impaired loans had an aggregate carrying amount of $34.7 million and specific reserves in the allowance for loan losses of $12.9 million at September 30, 2011.
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
Other assets acquired through foreclosure: Other assets acquired through foreclosure consist of properties acquired as a result of, or in-lieu-of, foreclosure. Properties or other assets classified as other assets acquired through foreclosure and other repossessed property and are initially reported at the fair value determined by independent appraisals using appraised value, less cost to sell. Such properties are generally re-appraised every six months. There is risk for subsequent volatility. Costs relating to the development or improvement of the assets are capitalized and costs relating to holding the assets are charged to expense. The Company had $86.7 million of such assets at September 30, 2011. When significant adjustments were based on unobservable inputs, such as when a current appraised value is not available or management determines the fair value of the collateral is further impaired below appraised value and there is no observable market price, the resulting fair value measurement has been categorized as a Level 3 measurement.
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

For the nine months ended September 30, 2011 and 2010, the Company determined that certain collateralized mortgage debt securities contained credit losses. The impairment credit losses related to these debt securities for the nine months ended September 30, 2011 was $0.2 million. The impairment credit loss related to these debt securities for the nine months ended September 30, 2010 was $1.2 million.
The following table presents a rollforward of the amount related to impairment credit losses recognized in earnings for the nine months ended September 30, 2011 and 2010:
Debt Security Credit Losses
Recognized in Other Comprehensive Income/Earnings
For the Nine Months Ended September 30, 2011

Private Label Mortgage-
Backed Securities
(in thousands)
Beginning balance of impairment losses held in other comprehensive income	$(1,811)
Current period other-then temporary impairment credit losses recognized through earnings	—
Reductions for securities sold during the period	—
Additions or reductions in credit losses due to change of intent to sell	—
Reductions for increases in cash flows to be collected on impaired securities	—

Ending balance of net unrealized gains and (losses) held in other comprehensive income	$(1,811)

Debt Security Credit Losses
Recognized in Other Comprehensive Income/Earnings
For the Six Months Ended September 30, 2010

	Debt Obligations and	Private Label Mortgage-
	Structured Securities	Backed Securities
	(in thousands)
Beginning balance of impairment losses held in other comprehensive income	$(544)	$(1,811)
Current period other-then temporary impairment credit recognized through earnings	544	—
Reductions for securities sold during the period	—	—
Additions or reductions in credit losses due to change of intent to sell	—	—
Reductions for increases in cash flows to be collected on impaired securities	—	—

Ending balance of net unrealized gains and (losses) held in other comprehensive income	$—	$(1,811)

10. FAIR VALUE OF FINANCIAL INSTRUMENTS
The estimated fair value of the Company’s financial instruments is as follows:

	September 30,		December 31,
	2011		2010
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(in thousands)
Financial assets:
Cash and due from banks	$99,552	$99,552	$87,984	$87,984
Federal funds sold	—	—	918	918
Money market investments	14,302	14,302	37,733	37,733
Investment securities — measured at fair value	6,952	6,952	14,301	14,301
Investment securities — available for sale	1,110,162	1,110,162	1,172,913	1,172,913
Investment securities — held to maturity	173,193	173,958	48,151	47,996

Derivatives	1,834	1,834	1,396	1,396
Restricted stock	34,699	34,699	36,877	36,877
Loans, net	4,426,285	4,196,586	4,129,843	3,868,852
Accrued interest receivable	18,349	18,349	19,433	19,433

Financial liabilities:
Deposits	5,632,888	5,635,769	5,338,441	5,341,701
Accrued interest payable	3,301	3,301	6,085	6,085
Customer repurchases	142,586	142,586	109,409	109,409
Other borrowed funds	73,228	79,875	72,964	85,454
Junior subordinated debt	36,345	36,345	43,034	43,034
Derivatives	1,001	1,001	1,396	1,396
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
Interest rate risk exposure is measured using interest rate sensitivity analysis to determine our change in net portfolio value and net interest income resulting from hypothetical changes in interest rates. If potential changes to net portfolio value and net interest income resulting from hypothetical interest rate changes are not within the limits established by the Board of Directors, the Board of Directors may direct management to adjust the asset and liability mix to bring interest rate risk within board-approved limits. As of September 30, 2011, the Company’s interest rate risk profile was within Board-approved limits.
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
Fair value of commitments
The estimated fair value of standby letters of credit outstanding at September 30, 2011 and December 31, 2010 is insignificant. Loan commitments on which the committed interest rate is less than the current market rate are also insignificant at September 30, 2011 and December 31, 2010.

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

The following is a summary of selected operating segment information as of and for the three and nine month periods ended September 30, 2011 and 2010:
Western Alliance Bancorporation and Subsidiaries
Operating Segment Results
Unaudited

					Inter-
					segment	Consoli-
	Bank	Western	Torrey		elimi-	dated
	of Nevada	Alliance Bank	Pines Bank*	Other	nations	Company
	(dollars in millions)
At September 30, 2011
Assets	$2,853.0	$2,073.1	$1,623.9	$752.6	$(756.7)	$6,545.9
Gross loans and deferred fees, net	1,851.9	1,484.8	1,232.6	—	(42.8)	4,526.5
Less: Allowance for credit losses	(63.4)	(20.2)	(16.6)	—	—	(100.2)

Net loans	1,788.5	1,464.6	1,216.0	—	(42.8)	4,426.3

Goodwill	23.2	—	—	2.7	—	25.9
Deposits	2,466.5	1,768.4	1,400.3	—	(2.3)	5,632.9
Stockholders’ equity	320.2	189.2	149.2	639.5	(665.8)	632.3

No. of branches	12	16	11	—	—	39
No. of FTE	409	215	209	78	—	911
Three Months Ended September 30, 2011:

	(in thousands)
Net interest income	$26,297	$20,684	$19,660	$(2,056)	$—	$64,585
Provision for credit losses	8,319	1,275	1,586	—	—	11,180

Net interest income (loss) after provision for credit losses	17,978	19,409	18,074	(2,056)	—	53,405
Non-interest income	4,397	1,504	1,083	8,281	(2,183)	13,082
Non-interest expense	(20,245)	(12,383)	(10,099)	(4,937)	2,183	(45,481)

Income from continuing operations before income taxes	2,130	8,530	9,058	1,288	—	21,006
Income tax expense	441	3,009	3,680	384	—	7,514

Income from continuing operations	1,689	5,521	5,378	904	—	13,492
Loss from discontinued operations, net	—	—	—	(481)	—	(481)

Net income	$1,689	$5,521	$5,378	$423	$—	$13,011

Nine Months Ended September 30, 2011:

	(in thousands)
Net interest income	$79,582	$60,450	$55,588	$(6,651)		$188,969
Provision for credit losses	20,622	6,606	5,883	—	—	33,112

Net interest income (loss) after provision for credit losses	58,960	53,844	49,705	(6,651)	—	155,857
Non-interest income	13,772	5,887	4,057	11,531	(5,738)	29,509
Non-interest expense	(64,656)	(37,446)	(30,588)	(17,683)	5,738	(144,635)

Income (loss) from continuing operations before income taxes	8,076	22,285	23,174	(12,803)	—	40,731
Income tax expense (benefit)	1,768	8,083	9,597	(4,610)		14,838

Income(loss) from continuing operations	6,308	14,202	13,577	(8,193)	—	25,893
Loss from discontinued operations, net	—	—	—	(1,500)	—	(1,500)

Net income (loss)	$6,308	$14,202	$13,577	$(9,693)	$—	$24,393

*	Excludes discontinued operations

Western Alliance Bancorporation and Subsidiaries
Operating Segment Results
Unaudited

					Inter-
					segment	Consoli-
	Bank	Western	Torrey		elimi-	dated
	of Nevada	Alliance Bank	Pines Bank*	Other	nations	Company
	(dollars in millions)
At September 30, 2010:
Assets	$2,775.4	$1,962.1	$1,404.1	$735.9	$(698.4)	$6,179.1
Gross loans and deferred fees, net	1,939.5	1,266.8	1,009.9	—	(42.7)	4,173.5
Less: Allowance for credit losses	(68.2)	(23.4)	(16.6)	—	—	(108.2)

Net loans	1,871.3	1,243.4	993.3	—	(42.7)	4,065.3

Goodwill	23.2	—	—	2.7	—	25.9
Deposits	2,407.5	1,730.6	1,232.6	—	(42.2)	5,328.5
Stockholders’ equity	312.8	162.8	134.6	625.6	(616.0)	619.8

No. of branches	12	16	11	—	—	39
No. of FTE	414	235	201	57	—	907
Three Months Ended September 30, 2010:

	(in thousands)
Net interest income	$26,373	$18,368	$15,830	$(1,103)	$—	$59,468
Provision for credit losses	19,600	1,199	2,166	—	—	22,965

Net interest income after provision for credit losses	6,773	17,169	13,664	(1,103)	—	36,503
Non-interest income	3,435	3,382	1,150	3,810	390	12,167
Noninterest expense	(21,154)	(13,707)	(7,882)	(4,462)	1,096	(46,109)

Income (loss) from continuing operations before income taxes	(10,946)	6,844	6,932	(1,755)	1,486	2,561
Income tax expense (benefit)	(4,064)	2,517	2,906	(1,438)	—	(79)

Income(loss) from continuing operations	(6,882)	4,327	4,026	(317)	1,486	2,640
Loss from discontinued operations, net	—	—	—	(631)	—	(631)

Net income (loss)	$(6,882)	$4,327	$4,026	$(948)	$1,486	$2,009

Nine Months Ended September 30, 2010:

	(in thousands)
Net interest income	$77,680	$50,226	$45,401	$(1,664)	$—	$171,643
Provision for credit losses	60,734	6,375	7,718	—	—	74,827

Net interest income (loss) after provision for credit losses	16,946	43,851	37,683	(1,664)	—	96,816
Non-interest income	17,547	7,610	3,449	17,741	1,209	47,556
Non-interest expense	(66,923)	(36,431)	(28,672)	(12,709)	4,522	(140,213)

Income (loss) from continuing operations before income taxes	(32,430)	15,030	12,460	3,368	5,731	4,159
Income tax expense (benefit)	(11,804)	5,784	5,377	(1,187)	—	(1,830)

Income (loss) from continuing operations	(20,626)	9,246	7,083	4,555	5,731	5,989
Loss from discontinued operations, net	—	—	—	(2,368)	—	(2,368)

Net income (loss)	$(20,626)	$9,246	$7,083	$2,187	$5,731	$3,621

*	Excludes discontinued operations

12. STOCKHOLDERS’ EQUITY
Preferred Stock
On September 27, 2011, the Company received $141.0 million from the issuance of 141,000 shares of non-cumulative perpetual preferred stock, Series B, par value of $.0001 per share and a liquidation preference of $1,000 per share, to the U.S. Treasury Department pursuant to participation in the U.S. Department of Treasury’s Small Business Lending Fund Program (SBLF). In October 2011, following its initial reporting of issuance of the SBLF shares, the Company undertook a loan by loan review of loan reporting for each subsidiary’s Call Report, which form the basis for determination of the quarterly dividend rate to be paid on the SBLF preferred stock. As a result of this review, the Company found instances in which loans were misclassified, including certain loans to non-profit organizations and individuals that were incorrectly reported in the Call Report as Commercial and Industrial loans. Reclassifying these loans reduced the amount of the Company’s growth in qualifying SBLF loans and, consequently, increased the dividend rate on preferred stock. As revised, the applicable dividend rate on its SBLF preferred stock is 5.0 percent for the initial dividend period, as well as the current dividend period. The Company’s first dividend payment is due January 1, 2012.
On November 8, 2011, the Company filed a Certificate of Correction with the Nevada Secretary of State amending the Certificate of Designation to reflect the correct dividend rate for the initial dividend period. The Certificate of Correction is attached thereto as Exhibit 3.9 and is incorporated herein by reference.
During the third quarter of 2011, the Company fully redeemed the $140 million, or 140,000 shares, of cumulative Series A preferred stock that was sold to the U.S. Treasury in November 2008. As a result of the redemption, the Company recorded a one-time $6.9 million charge to retained earnings in the form of accelerated deemed dividend to account for the difference between the amount at which the preferred stock sale had been initially recorded and its redemption price. The Warrant to purchase 787,106 shares of the Company’s common stock remains outstanding with the U.S. Treasury.
Stock-based Compensation
For the nine months ended September 30, 2011 and 2010, 39,000 and 111,000 stock options with a weighted average exercise price of $7.27 and $5.21 per share, respectively, were granted to certain key employees and directors. The Company estimates the fair value of each option award on the date of grant using a Black-Scholes valuation model. The weighted average grant date fair value of these options was $4.00 and $3.12 per share, respectively. These stock options generally have a vesting period of 4 years and a contractual life of 7 years.
As of September 30, 2011, there were 2.1 million options outstanding, compared with 2.8 million at September 30, 2010.
For the three and nine months ended September 30, 2011, the Company recognized stock-based compensation expense related to stock options of $0.8 million and $2.2 million, respectively, compared to $0.4 million and $1.4 million for the three and nine months ended September 30, 2010.
For the three and nine months ended September 30, 2011, 35,295 and 556,529 shares of restricted stock were granted, respectively. The Company estimates the compensation cost for restricted stock grants based upon the grant date fair value. Generally, these restricted stock grants have a three year vesting period. The aggregate grant date fair value for the restricted stock issued in the three and nine month periods ended September 30, 2011 was $0.2 million and $4.0 million, respectively.
There were approximately 1,277,611 and 1,099,134 restricted shares outstanding at September 30, 2011 and 2010, respectively. For the three and nine months ended September 30, 2011, the Company recognized stock-based compensation related to restricted stock grants of $0.8 million and $2.2 million, respectively compared to $1.0 million and $3.2 million, respectively for the three and nine months ended September 30, 2010 related to the Company’s restricted stock plan.
Common Stock Issuance
In the third quarter of 2010, the Company completed a public offering of 8,050,000 shares of common stock, including 1,050,000 shares pursuant to the underwriter’s over-allotment option, at a public offering price of $6.25 per share, for an aggregate offering price of $50.3 million. The net proceeds of the offering were approximately $47.6 million.
13. BORROWED FUNDS
The following table summarizes the Company’s borrowings as of September 30, 2011 and December 31, 2010:

	September 30,	December 31,
	2011	2010
	(in thousands)
Long Term
Other long term debt	$75,000	$75,000

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
As of September 30, 2011 and December 31, 2010, the Company had additional available credit with the FHLB of approximately $1.03 billion and $676.3 million, respectively, and with the FRB of approximately $683.7 million and $547.0 million, respectively.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This discussion is designed to provide insight into Management’s assessment of significant trends related to the Company’s consolidated financial condition, results of operations, liquidity, capital resources and interest rate sensitivity. This Form 10-Q should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 and unaudited interim consolidated financial statements and notes hereto and financial information appearing elsewhere in this report. Unless the context requires otherwise, the terms “Company,” “we,” and “our” refer to Western Alliance Bancorporation and its wholly-owned subsidiaries on a consolidated basis.
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
For additional information regarding risks that may cause our actual results to differ materially from any forward-looking statements, see “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2010 and in item 1A of Part II of this Quarterly Report.
Financial Overview and Highlights
Western Alliance Bancorporation is a multi-bank holding company headquartered in Phoenix, Arizona that provides full service banking, lending, financial planning and investment advisory services through its subsidiaries.

Financial Result Highlights for the Third Quarter of 2011
Net income available to common stockholders for the Company of $3.6 million or $0.04 per diluted share for the third quarter of 2011 compared to net loss of $0.5 million or ($0.01) loss per diluted share for the third quarter of 2010.
The significant factors impacting earnings of the Company during the third quarter of 2011 were:
•
Net income available to common shareholders of $3.6 million for the third quarter 2011 including a one-time equity charge of $6.9 million from accelerated preferred stock accretion from TARP repayment.

•	Net interest income increased by 8.6% to $64.6 million for the third quarter of 2011 compared to $59.5 million for the second quarter of 2010.
•	Net interest margin for the third quarter 2011 was 4.29% compared to 4.32% for the third quarter of 2010.
•	Provision for credit losses declined to $11.2 million for the third quarter of 2011 compared to $23.0 million for the third quarter of 2010 as problem assets continued to stabilize.
•	During the third quarter of 2011, the Company increased deposits to $5.63 billion compared to $5.34 billion at December 31, 2010.
•	The Company experienced loan growth for the third quarter of 2011 of $115 million to $4.53 billion and $286.0 million from $4.24 billion at December 31, 2010.
•	Net charge-offs were $15.3 million for the third quarter 2011, down 38.2% from $24.8 million for the third quarter of 2010.
•
Key asset quality ratios improved for the three months ended September 30, 2011 compared to 2010. Nonaccrual loans and repossessed assets to total assets improved to 3.06% from 3.90% for the comparable periods and nonaccrual loans to gross loans improved to 2.51% at September 30, 2011 compared to 3.14% at September 30, 2010.

•
All three banking segments were profitable for the third consecutive quarter. Bank of Nevada recorded net income of $1.7 million for the three months ended September 30, 2011 compared to a net loss of $6.9 million for the third quarter of 2010. Western Alliance Bank reported net income of $5.5 million for the third quarter of 2011 compared to $4.3 million for the third quarter of 2010. The Torrey Pines Bank segment reported net income of $5.4 million for the three months ended September 30, 2011 compared to $4.0 million for the third quarter of 2010.

•	The Company received $141 million from participation in the U.S. Department of Treasury’s Small Business Lending Fund (SBLF).
The impact to the Company from these items, and others of both a positive and negative nature, will be discussed in more detail as they pertain to the Company’s overall comparative performance for the three and nine months ended September 30, 2011 throughout the analysis sections of this report.
A summary of our results of operations and financial condition and select metrics is included in the following table:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(dollars in thousands)

Net income/(loss) available to common stockholders	$3,592	$(457)	$9,968	$(3,778)
Earnings (loss) per share — Basic	0.04	(0.01)	0.12	(0.05)
Earnings (loss) per share — Diluted	0.04	(0.01)	0.12	(0.05)
Total assets	$6,545,890	$6,179,146
Gross loans	$4,526,501	$4,173,480
Total deposits	$5,632,888	$5,328,528
Net interest margin	4.29%	4.32%	4.32%	4.22%
Return on average assets	0.79%	0.13%	0.51%	0.08%
Return on average stockholders’ equity	8.13%	1.31%	5.22%	0.82%
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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(dollars in thousands)
Non-accrual loans	$113,713	$130,905
Non-performing assets	282,263	348,208
Non-accrual loans to gross loans	2.51%	3.14%
Net charge-offs to average loans (annualized)	1.40%	2.41%	1.35%	2.47%
Asset and Deposit Growth
The ability to originate new loans and attract new deposits is fundamental to the Company’s asset growth. The Company’s assets and liabilities are comprised primarily of loans and deposits. Total assets increased to $6.55 billion at September 30, 2011 from $6.19 billion at December 31, 2010. Total gross loans excluding net deferred fees and unearned income increased by $286.5 million, or 6.7%, to $4.53 billion as of September 30, 2011 compared to December 31, 2010. Total deposits increased $294.4 million, or 5.5%, to $5.63 billion as of September 30, 2011 from $5.34 billion as of December 31, 2010.
RESULTS OF OPERATONS
The following table sets forth a summary financial overview for the three and nine months ended September 30, 2011 and 2010.

	Three Months Ended			Nine Months Ended
	September 30,		Increase	September 30,		Increase
	2011	2010	(Decrease)	2011	2010	(Decrease)
	(in thousands, except per share amounts)
Consolidated Statement of Operations Data:
Interest income	$74,133	$70,705	$3,428	$219,745	$209,439	$10,306
Interest expense	9,548	11,237	(1,689)	30,776	37,796	(7,020)

Net interest income	64,585	59,468	5,117	188,969	171,643	17,326
Provision for credit losses	11,180	22,965	(11,785)	33,112	74,827	(41,715)

Net interest income after provision for credit losses	53,405	36,503	16,902	155,857	96,816	59,041
Non-interest income	13,082	12,167	915	29,509	47,556	(18,047)
Non-interest expense	45,481	46,109	(628)	144,635	140,213	4,422

Net income (loss) from continuing operations before income taxes	21,006	2,561	18,445	40,731	4,159	36,572
Income tax expense (benefit)	7,514	(79)	7,593	14,838	(1,830)	16,668

Loss from continuing operations	13,492	2,640	10,852	25,893	5,989	19,904
Loss from discontinued operations, net of tax benefit	(481)	(631)	150	(1,500)	(2,368)	868

Net income	$13,011	$2,009	$11,002	$24,393	$3,621	$20,772

Net income (loss) available to common stockholders	$3,592	$(457)	$4,049	$9,968	$(3,778)	$13,746

Income (loss) per share — basic	$0.04	$(0.01)	$0.05	$0.12	$(0.05)	$0.17

Income (loss) per share — diluted	$0.04	$(0.01)	$0.05	$0.12	$(0.05)	$0.17

The Company’s primary source of income is interest income. Interest income for the three and nine months ended September 30, 2011 was $74.1 million and $219.7 million, respectively, an increase of 4.8% and 4.9%, respectively, when comparing interest income for the three and nine months ended September 30, 2010. This increase was primarily from interest income from investment securities and loans. Interest income from investment securities increased by $2.3 million and $7.1 million for the three and nine months ended September 30, 2011, respectively, compared to 2010. Interest income from loans increased by $1.3 million and $3.7 million for the three and nine months ended September 30, 2011, respectively, compared to the three and nine months ended September 30, 2010. Despite the increased interest income, average yield on interest earning assets dropped 21 basis points for the three months ended September 30, 2011 compared to 2010 and decreased 12 basis points for the nine months ended September 30, 2011 compared to 2010, mostly the result of decreased yields on loans of 28 and 21 basis points for the three and nine month periods ended September 30, 2011, respectively, compared to 2010.
Interest expense for the three and nine months ended September 30, 2011 compared to 2010 decreased by 15.0% and 18.6%, respectively, to $9.5 million and $30.8 million, respectively. This decline was primarily due to decreased average interest paid on deposits which declined 29 basis points to 0.68% for the three months ended September 30, 2011 compared to the same period in 2010 and 39 basis points to 0.75% for the nine months ended September 30, 2011 compared to the same period in 2010. Interest paid on borrowings and debt increased by $0.9 million for the three months ended September 30, 2011 compared to 2010 and $3.2 million for the nine months ended September 30, 2011 compared to 2010, primarily due to the higher cost of the senior debt obligations issued in the third quarter of 2010.
Net interest income was $64.6 million and $189.0 million for the three and nine months ended September 30, 2011, compared to $59.5 million and $171.6 million for the same periods in 2010, an increase of 8.6% and 10.1%, respectively. The increase in net interest income for the three months ended September 30, 2011 compared to the three months ended September 30, 2010 reflects a $543.8 million increase in average earning assets, offset by a $310.6 million increase in average interest bearing liabilities. The increased margin of 10 basis points for the nine months ended September 30, 2011 compared to 2010 was due to a decrease in our average cost of funds primarily as a result of downward repricing of deposits.

Net Interest Margin
The net interest margin is reported on a fully tax equivalent (“FTE”) basis. A tax equivalent adjustment is added to reflect interest earned on certain municipal securities and loans that are exempt from Federal income tax. The following table sets forth the average balances and interest income on a fully tax equivalent basis and tax expense for the periods indicated:

	Three Months Ended September 30,
	2011			2010
			Average			Average
	Average		Yield/Cost	Average		Yield/Cost
	Balance	Interest	(6)	Balance	Interest	(6)
	(dollars in thousands)
Interest-Earning Assets
Securities:
Taxable	$1,117,645	$7,485	2.66%	$870,677	$5,665	2.58%
Tax-exempt (1)	107,085	871	5.58%	32,626	410	8.72%

Total securities	1,224,730	8,356	2.91%	903,303	6,075	2.80%
Federal funds sold and other	894	1	0.44%	11,164	29	1.03%
Loans (1) (2) (3)	4,393,222	65,540	5.92%	4,115,894	64,273	6.20%
Short term investments	380,831	213	0.22%	421,189	299	0.28%
Restricted stock	35,443	23	0.26%	39,765	29	0.29%

Total earnings assets	6,035,120	74,133	4.92%	5,491,315	70,705	5.13%
Nonearning Assets
Cash and due from banks	121,712			121,308
Allowance for credit losses	(105,302)			(111,912)
Bank-owned life insurance	131,942			94,284
Other assets	374,825			402,202

Total assets	$6,558,297			$5,997,197

Interest-Bearing Liabilities
Sources of Funds
Interest-bearing deposits:
Interest checking	$466,177	$410	0.35%	$659,334	$708	0.43%
Savings and money market	2,127,756	3,184	0.59%	1,890,032	4,032	0.85%
Time deposits	1,499,269	3,388	0.90%	1,341,579	4,791	1.42%

Total interest-bearing deposits	4,093,202	6,982	0.68%	3,890,945	9,531	0.97%
Short-term borrowings	147,549	77	0.21%	89,464	155	0.69%
Long-term debt	73,183	2,024	10.97%	29,299	815	11.04%
Junior subordinated and subordinated debt	42,664	465	4.32%	36,323	736	8.04%

Total interest-bearing liabilities	4,356,598	9,548	0.87%	4,046,031	11,237	1.10%
Noninterest-Bearing Liabilities
Noninterest-bearing demand deposits	1,532,912			1,317,216
Other liabilities	33,873			27,571
Stockholders’ equity	634,914			606,379

Total Liabilities and Stockholders’ Equity	$6,558,297			$5,997,197

Net interest income and margin (4)		$64,585	4.29%		$59,468	4.32%

Net interest spread (5)			4.05%			4.03%

(1)
Yields on loans and securities have been adjusted to a tax-equivalent basis. Interest income has not been adjusted to a tax-equivalent basis. The tax-equivalent adjustments for the three months ended September 30, 2011 and 2010 were $634 and $307, respectively.

(2)	Net loan fees of $1.0 million and $0.9 million are included in the yield computation for the three months ended September 30, 2011 and 2010, respectively.

(3)	Includes nonaccrual loans.

(4)	Net interest margin is computed by dividing net interest income by total average earning assets.

(5)	Net interest spread represents average yield earned on interest-earning assets less the average rate paid on interest-bearing liabilities.

(6)	Annualized.

	Nine Months Ended September 30,
	2011			2010
			Average			Average
	Average		Yield/Cost	Average		Yield/Cost
	Balance	Interest	(6)	Balance	Interest	(6)
	(in thousands)
Interest-Earning Assets
Securities:
Taxable	$1,158,887	$22,596	2.61%	$812,192	$16,886	2.78%
Tax-exempt (1)	99,104	2,232	5.15%	33,042	793	6.04%

Total securities	1,257,991	24,828	2.81%	845,234	17,679	2.91%
Federal funds sold and other	—	2	0.00%	22,167	151	0.91%
Loans (1) (2) (3)	4,311,584	194,341	6.03%	4,083,368	190,641	6.24%
Short term investments	288,041	502	0.23%	473,117	862	0.24%
Restricted stock	36,149	72	0.27%	40,714	106	0.35%

Total earnings assets	5,893,765	219,745	5.02%	5,464,600	209,439	5.14%
Nonearning Assets
Cash and due from banks	121,449			109,739
Allowance for credit losses	(107,655)			(114,962)
Bank-owned life insurance	131,146			93,520
Other assets	390,432			400,904

Total assets	$6,429,137			$5,953,801

Interest-Bearing Liabilities
Sources of Funds
Interest-bearing deposits:
Interest checking	479,204	1,427	0.40%	563,731	2,223	0.53%
Savings and money market	2,082,031	10,426	0.67%	1,837,727	12,894	0.94%
Time deposits	1,459,609	10,575	0.97%	1,446,976	17,560	1.62%

Total interest-bearing deposits	4,020,844	22,428	0.75%	3,848,434	32,677	1.14%
Short-term borrowings	150,879	263	0.23%	147,905	1,370	1.24%
Long-term debt	73,098	6,229	11.39%	9,874	815	11.04%
Junior subordinated and subordinated debt	42,909	1,856	5.78%	71,085	2,934	5.52%

Total interest-bearing liabilities	4,287,730	30,776	0.96%	4,077,298	37,796	1.24%
Noninterest-Bearing Liabilities
Noninterest-bearing demand deposits	1,487,249			1,249,398
Other liabilities	28,897			34,441
Stockholders’ equity	625,261			592,664

Total liabilities and stockholders’ equity	$6,429,137			$5,953,801

Net interest income and margin (4)		$188,969	4.32%		$171,643	4.22%

Net interest spread (5)			4.06%			3.90%

(1)	Yields on loans and securities have been adjusted to a tax-equivalent basis. Interest income has not been adjusted to a tax-equivalent basis. The tax-equivalent adjustments for the nine months ended September 30, 2011 and 2010 were $1,588 and $700, respectively.

(2)	Net loan fees of $3.0 million and $3.2 million are included in the yield computation for the nine months ended September, 30, 2011 and 2010, respectively.

(3)	Includes nonaccrual loans.

(4)	Net interest margin is computed by dividing net interest income by total average earning assets.

(5)	Net interest spread represents average yield earned on interest-earning assets less the average rate paid on interest-bearing liabilities.

(6)	Annualized.

The table below sets forth the relative impact on net interest income of changes in the volume of earning assets and interest-bearing liabilities and changes in rates earned and paid by the Company on such assets and liabilities. For purposes of this table, nonaccrual loans have been included in the average loan balances.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2011 versus 2010			2011 versus 2010
	Increase (Decrease)			Increase (Decrease)
	Due to Changes in (1)(2)			Due to Changes in (1)(2)
	Volume	Rate	Total	Volume	Rate	Total
	(in thousands)

Interest on investment securities:
Taxable	$1,656	$164	$1,820	$6,768	$(1,058)	$5,710
Tax-exempt	719	(258)	461	1,659	(220)	1,439
Federal funds sold and other	(11)	(17)	(28)	(64)	(85)	(149)
Loans	4,138	(2,871)	1,267	10,293	(6,593)	3,700
Short term investments	(22)	(64)	(86)	(318)	(42)	(360)
Restricted stock	(3)	(3)	(6)	(9)	(25)	(34)

Total interest income	6,477	(3,049)	3,428	18,329	(8,023)	10,306

Interest expense:
Interest checking	(170)	(128)	(298)	(253)	(543)	(796)
Savings and money market	354	(1,202)	(848)	1,224	(3,692)	(2,468)
Time deposits	358	(1,761)	(1,403)	92	(7,077)	(6,985)
Short-term borrowings	31	(109)	(78)	5	(1,112)	(1,107)
Long-term debt	1,213	(4)	1,209	5,386	28	5,414
Junior subordinated debt	69	(340)	(271)	(1,218)	140	(1,078)

Total interest expense	1,855	(3,544)	(1,689)	5,236	(12,256)	(7,020)

Net increase (decrease)	$4,622	$495	$5,117	$13,093	$4,233	$17,326

(1)	Changes due to both volume and rate have been allocated to volume changes.

(2)	Changes due to mark-to-market gains/losses under ASC 825 have been allocated to volume changes.
Provision for Credit Losses
The provision for credit losses in each period is reflected as a charge against earnings in that period. The provision is equal to the amount required to maintain the allowance for credit losses at a level that is adequate to absorb probable credit losses inherent in the loan portfolio. The provision for credit losses was $11.2 million and $33.1 million for the three and nine months ended September 30, 2011, respectively, compared to $23.0 million and $74.8 million for the same periods in 2010. The provision decreased primarily due to improved asset credit quality and stabilizing collateral values partially offset by loan portfolio growth. Factors that impact the provision for credit losses are net charge-offs, changes in the size and mix of the loan portfolio, the recognition of changes in current risk factors and specific reserves on impaired loans.
Non-interest Income
The Company earned non-interest income primarily through fees related to services, services provided to loan and deposit customers, bank owned life insurance, investment securities gains and impairment charges, investment advisory services, mark to market gains and other.

The following table presents a summary of non-interest income for the periods presented:

	Three Months Ended			Nine Months Ended
	September 30,		Increase	September 30,		Increase
	2011	2010	(Decrease)	2011	2010	(Decrease)
	(in thousands)
Net gain on sale of investment securities	$781	$5,460	$(4,679)	$4,826	$19,757	$(14,931)
Income from bank owned life insurance	1,189	773	416	4,195	2,271	1,924
Other fee revenue	854	859	(5)	2,653	2,451	202
Securities impairment charges	—	—	—	(226)	(1,174)	948
Portion of impairment charges recognized in other comprehensive loss (before taxes)	—	—	—	—	—	—

Net securities impairment charges recognized in earnings	—	—	—	(226)	(1,174)	948
Unrealized gain (loss) on assets and liabilities measured at fair value, net	6,420	(210)	6,630	6,247	6,341	(94)
Gain on extinguishment of debt	—	—	—	—	3,000	(3,000)
Service charges	2,337	2,276	61	6,864	6,791	73
Trust and investment advisory fees	661	1,001	(340)	1,955	3,395	(1,440)
Operating lease income	353	998	(645)	1,605	2,928	(1,323)
Other	487	1,010	(523)	1,390	1,796	(406)

Total non-interest income	$13,082	$12,167	$915	$29,509	$47,556	$(18,047)

Total non-interest income increased for the three month period ended September 30, 2011 compared to 2010, mostly the result of increased unrealized gains from assets and liabilities measured at fair value and partially offset by declined net gains from investment securities sales. In the third quarter of 2011, the Company recorded an unrealized gain from the write-down of its junior subordinated debt of $6.4 million as the result of credit spreads widening. In the third quarter of 2011, the Company sold $166.4 million of investment securities for a net gain on security sales of $0.8 million compared to $153.1 million of investment securities sales in the third quarter of 2010 for net gains on sales of $5.5 million. Trust and advisory fees decreased for the three months ended September 30, 2011 compared to 2010 due to the disposition of the Company’s trust unit, Premier Trust, in the third quarter of 2010 which contributed $0.4 million in trust fees for the third quarter of 2010. Operating lease income declined by $0.6 million for the third quarter of 2011 compared to 2010 due to the decline in the balance of operating equipment leases. The Company no longer focuses on this product. Income from bank owned life insurance increased by $0.4 million due to increased investments in bank owned life insurance. Other non-interest income declined by $0.5 million for the comparable three month periods due to the $0.6 million gain from the sale of Premier Trust recognized in September 2010.
Total non-interest income for the nine months ended September 30, 2011 compared to 2010 decreased by $18.0 million primarily the result of the $14.9 million decrease in net gains on sale of investment securities. During the nine months ended September 30, 2011, the Company sold $452.1 million of investment securities for a net gain on security sales of $4.8 million compared to $481.9 million of investment securities sales as of September 30, 2010 for net gains on sales of $19.8 million. Net mark to market gains and income from service charges remained flat for the comparable nine month periods ended September 30, 2011 and 2010. In addition, the Company recognized a one-time gain on extinguishment of the remaining subordinated debt in the second quarter of 2010 of $3 million. Trust and advisory fees decreased for the nine months ended September 30, 2011 compared to 2010 due to the disposition of the Company’s trust unit, Premier Trust, in the third quarter of 2010 which contributed $1.7 million in trust fees for the nine months ended September 30, 2010. Operating lease income declined by $1.3 million for the nine months ended September 30, 2011 compared to 2010 due to the decline in the balance of operating equipment leases. The Company no longer focuses on this product. Income from bank owned life insurance increased by $1.9 million due to increased investments in bank owned life insurance, investment securities impairment charges decreased by $0.9 million and other non-interest income declined by $0.4 million mostly due to a gain from the sale of Premier Trust in the third quarter of 2010.

Non-interest Expense
The following table presents a summary of non-interest expenses for the periods indicated:

	Three Months Ended			Nine Months Ended
	September 30,		Increase	September 30,		Increase
	2011	2010	(Decrease)	2011	2010	(Decrease)
	(in thousands)
Non-interest expense:
Salaries and employee benefits	$23,319	$21,860	$1,459	$69,119	$65,461	$3,658
Occupancy	5,126	4,890	236	15,024	14,505	519
Net loss (gain) on sales/valuations of repossessed assets and bank premises, net	2,128	4,855	(2,727)	16,890	15,836	1,054
Insurance	2,664	4,115	(1,451)	8,878	11,366	(2,488)
Loan and repossessed asset expense	2,059	1,918	141	6,465	5,847	618
Legal, professional and director fees	1,912	1,546	366	5,639	5,553	86
Marketing	1,090	878	212	3,382	3,079	303
Data processing	895	842	53	2,671	2,427	244
Intangible amortization	890	901	(11)	2,669	2,714	(45)
Customer service	900	987	(87)	2,620	3,205	(585)
Merger/restructure expense	974	—	974	1,082	—	1,082
Other	3,524	3,317	207	10,196	10,220	(24)

Total non-interest expense	$45,481	$46,109	$(628)	$144,635	$140,213	$4,422

Total non-interest expense decreased $0.6 million for the three months ended September 30, 2011 compared to the same period in 2010. This decrease in non-interest expense was mostly related to a net decrease in other repossessed assets valuations and sales of 56.2%. For the three months ended September 30, 2011 compared to 2010, other real estate owned (“OREO”) valuation write-downs decreased by $0.8 million, net loss on sales of OREO decreased by $2.5 million and net loss on sale of assets and other repossessed assets increased by $0.5 million primarily due to a decline in the number of new OREO properties and in the number of OREO and assets sold. Total insurance costs also declined during the three months ended September 30, 2011 compared to 2010, mostly the result of decreased FDIC insurance premiums of $1.4 million. Total salaries and benefits increased by $1.5 million for the three months ended September 30, 2011 compared to 2010 due to increased variable performance based compensation from changes to incentive plans based on strategic initiatives. Merger/restructure expense increased due to the consolidation and relocation of certain back office functions. Legal and professional, marketing, other non-interest expenses and loan and repossessed assets expenses increased slightly by $0.4 million, $0.2 million, $0.2 million and $0.1 million, respectively, for the comparable three month periods.
Total non-interest expense for the year to date 2011 compared to 2010 increased $4.4 million, or 3.1%, primarily due to increased salaries and employee benefits of $3.7 million, increased net loss on sales/valuations of repossessed assets and bank premises of $1.1 million and increased merger/restructure expenses of $1.1 million. For the nine months ended September 30, 2011 compared to 2010, salaries and benefits expense increased primarily due to increased variable performance based compensation as the result of changes to incentive compensation plans. Net losses on sales of other repossessed assets and bank assets increased by $1.0 million, OREO valuation losses increased by $0.6 million which were partially offset by decreased operating lease impairment write-downs of $0.6 million. FDIC insurance premiums for the comparable periods declined by $2.5 million.
Income Taxes
The tax expense recognized of $7.5 million and $14.8 million for the three and nine months ended September 30, 2011, respectively, was primarily due to the increased net operating income of the Company.
Discontinued Operations
In the first quarter of 2010, the Company decided to discontinue its affinity credit card segment, PartnersFirst, and has presented certain activities as discontinued operations. The Company transferred certain assets with balances at September 30, 2011 of $0.1 million to held-for-sale and reported a portion of its operations as discontinued. At September 30, 2011 and December 31, 2010, the Company had $39.2 million and $45.6 million, respectively, of outstanding credit card loans which will have continuing cash flows related to the collection of these loans. These credit card loans are included in loans held for investment as of September 30, 2011 and December 31, 2010.

The following table summarizes the operating results of the discontinued operations for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(in thousands)
Affinity card revenue	$363	$444	$1,133	$1,394
Non-interest expenses	(1,192)	(1,532)	(3,719)	(5,477)

Loss before income taxes	(829)	(1,088)	(2,586)	(4,083)
Income tax benefit	(348)	(457)	(1,086)	(1,715)

Net loss	$(481)	$(631)	$(1,500)	$(2,368)

Business Segment Results
Bank of Nevada reported net income of $1.7 million and $6.3 million for the three and nine months ended September 30, 2011, respectively, compared to a net loss of $6.9 million and $20.6 million for the three and nine months ended September 30, 2010. The increase in net income for the comparable three and nine month periods was primarily due to decreased provision for credit losses of $11.3 million and $40.1 million, respectively. Total deposits at Bank of Nevada grew by $78.3 million to $2.47 billion at September 30, 2011 compared to $2.39 billion at December 31, 2010. Total loans declined $62.1 million to $1.85 billion at September 30, 2011 from $1.91 billion at December 31, 2010.
Western Alliance Bank (“WAB”), which consists of Alliance Bank of Arizona operating in Arizona and First Independent Bank operating in Northern Nevada, reported net income of $5.5 million and $14.2 million for the three and nine months ended September 30, 2011, respectively, compared to net income of $4.3 million and $9.2 million for the three and nine month periods ended September 30, 2010. The increase in net income for the three months ended September 30, 2011 compared to 2010 is mostly due to increased net interest income of $2.3 million and decreased non-interest expense of $1.3 million partially offset by decreased non-interest income of $1.9 million. The increase in net income for the nine months ended September 30, 2011 compared to 2010 was mostly due to an increase in net interest income of $10.2 million partially offset by increased non-interest expense and income tax expense of $1.0 million and $2.3 million, respectively. Total loans grew by $179.4 million to $1.48 billion at September 30, 2011 compared to $1.31 billion at December 31, 2010. In addition, total deposits increased by $97.3 million to $1.77 billion at September 30, 2011 from $1.67 billion at December 31, 2010.
Torrey Pines Bank segment, which excludes discontinued operations, reported net income for the three and nine months ended September 30, 2011 of $5.4 million and $13.6 million compared to $4.0 million and $7.1 million for the three and nine months ended September 30, 2010, respectively. The increase in net income for the comparable three month periods was mostly due to increased net interest income of $3.8 million, increased non-interest expense of $2.2 million, increased income tax expense of $0.7 million and decreased provision expense of $0.6 million. The increase in net income for the nine months ended September 30, 2011 compared to 2010 was mostly due to increased net interest income of $10.2 million, decreased provision expense of $1.8 million and increased non-interest income of $0.6 million offset by increased non-interest income of $1.9 million and increased tax expense of $4.2 million. Total loans at Torrey Pines Bank increased by $168.7 million to $1.23 billion at September 30, 2011 from $1.06 billion at December 31, 2010. Total deposits increased by $118.6 million to $1.40 billion at September 30, 2011 compared to $1.28 billion at December 31, 2010.
The other segment, which includes the holding company, Shine, Western Alliance Equipment Finance, the discontinued operations related to the affinity credit card platform, and Premier Trust Inc. (through September 1, 2010), reported net income of $0.4 million and a net loss of $9.7 million for the three and nine months ended September 30, 2011 compared to net loss of $0.9 million and net income of $2.2 million for the three and nine months ended September 30, 2010, respectively. The decrease in income for the comparable three month period was primarily from declined non-interest income as the result of divestitures and decreased income from investment securities transactions.
Balance Sheet Analysis
Total assets increased 5.8% to $6.55 billion at September 30, 2011 compared to $6.19 billion at December 31, 2010. The majority of the increase was in cash and cash equivalents and loans of $89.2 million and $286 million, respectively, as the Company had excess liquidity that it partially deployed into loans. Net loans increased by $296.4 million to $4.43 billion, primarily the result of growth in commercial real estate, commercial and industrial loans and commercial leases and a reduction in the allowance for credit losses of $10.5 million.
Total liabilities increased $321.9 million or 5.7% to $5.91 billion at September 30, 2011 from $5.59 billion at December 31, 2010. Total deposits increased by $294.4 million or 5.4% to $5.63 billion at September 30, 2011 from $5.34 billion at December 31, 2010. Non-interest bearing demand deposits increased by $75.8 million to $1.52 billion at September 30, 2011 from $1.44 billion at December 31, 2010.

Total stockholders’ equity increased by $30.1 million to $632.3 million at September 30, 2011 from $602.2 million at December 31, 2010 as the Company has recorded net income for the first three quarters of 2011.
The following table shows the amounts of loans outstanding by type of loan at the end of each of the periods indicated.

	September 30,	December 31,
	2011	2010
	(in thousands)
Commercial real estate — owner occupied	$1,225,392	$1,223,150
Commercial real estate — non-owner occupied	1,239,788	1,038,488
Commercial and industrial	931,912	744,659
Residential real estate	450,196	527,302
Construction and land development	404,394	451,470
Commercial leases	220,969	189,968
Consumer	60,391	71,545
Net deferred loan fees	(6,541)	(6,040)

Gross loans, net of deferred fees	4,526,501	4,240,542
Less: allowance for credit losses	(100,216)	(110,699)

Total loans, net	$4,426,285	$4,129,843

Concentrations of Lending Activities
The Company’s lending activities are primarily driven by the customers served in the market areas where the Company has branch offices in the States of Nevada, California and Arizona. The Company monitors concentrations within five broad categories: geography, industry, product, call code, and collateral. The Company grants commercial, construction, real estate and consumer loans to customers through branch offices located in the Company’s primary markets. The Company’s business is concentrated in these areas and the loan portfolio includes significant credit exposure to the commercial real estate market of these areas. As of September 30, 2011 and December 31, 2010, commercial real estate related loans accounted for approximately 63% and 64% of total loans, respectively, and approximately 2% of commercial real estate related loans are secured by undeveloped land. Substantially all of these loans are secured by first liens with an initial loan to value ratio of generally not more than 75%. Approximately 50% and 54% of these commercial real estate loans were owner occupied at September 30, 2011 and December 31, 2010, respectively. In addition, approximately 3% of total loans were unsecured as of September 30, 2011 and December 31, 2010.
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
The following table summarizes nonperforming assets:

	September 30,	December 31,
	2011	2010
	(in thousands)
Nonaccrual loans	$113,713	$116,999
Loans past due 90 days or more on accrual status	2,096	1,458
Troubled debt restructured loans	79,762	116,696

Total nonperforming loans	195,571	235,153
Foreclosed collateral	86,692	107,655

Total nonperforming assets	$282,263	$342,808

The following table summarizes the loans for which the accrual of interest has been discontinued, loans past due 90 days or more and still accruing interest, restructured loans, and other impaired loans:

	September 30,	December 31,
	2011	2010
	(in thousands)
Total nonaccrual loans	$113,713	$116,999
Loans past due 90 days or more on accrual status	2,096	1,458
Total nonperforming loans	115,809	118,457
Restructured loans	79,762	116,696
Other impaired loans	5,417	3,182

Total impaired loans	$200,988	$238,335

Other repossessed assets	$86,692	$107,655
Nonaccrual loans to gross loans	2.51%	2.76%
Loans past due 90 days or more and still accruing interest to total loans	0.05	0.03
For the three and nine months ended September 30, 2011, there was $56,549 and $0.3 million interest recognized on nonaccrual loans. For the three and nine months ended September 30, 2010, interest income recognized on nonaccrual loans totaled $0.3 million and $1.7 million, respectively. Interest income that would have been recorded under the original terms of the nonaccrual loans during the period was $2.2 million and $4.6 million for the three and nine months ended September 30, 2011 and $2.5 million and $3.8 million for the three and nine months ended September 30, 2010, respectively.
The composite of nonaccrual loans were as follows as of the dates indicated:

	At September 30, 2011			At December 31, 2010
	Nonaccrual		Percent of	Nonaccrual		Percent of
	Balance	%	Total Loans	Balance	%	Total Loans
	(dollars in thousands)
Construction and land	$33,737	29.67%	0.74%	$36,523	31.22%	0.86%
Residential real estate	25,020	22.00%	0.55%	32,638	27.90%	0.76%
Commercial real estate	46,074	40.52%	1.02%	40,257	34.40%	0.95%
Commercial and industrial	8,472	7.45%	0.19%	7,349	6.28%	0.17%
Consumer	410	0.36%	0.01%	232	0.20%	0.01%

Total nonaccrual loans	$113,713	100.00%	2.51%	$116,999	100.00%	2.76%

As of September 30, 2011 and December 31, 2010, nonaccrual loans totaled $113.7 million and $117.0 million, respectively. Nonaccrual loans at September 30, 2011 consisted of multiple customer relationships with one customer relationship having a principal balance greater than $10.0 million. Nonaccrual loans by bank at September 30, 2011 were $87.5 million at Bank of Nevada, $16.5 million at Western Alliance Bank, and $9.7 million at Torrey Pines Bank. Nonaccrual loans as a percentage of total gross loans were 2.51% and 2.76% at September 30, 2011 and December 31, 2010, respectively. Nonaccrual loans as a percentage of each bank’s total gross loans were 4.72% at Bank of Nevada, 1.1% at Western Alliance Bank and 0.8% at Torrey Pines Bank at September 30, 2011.
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

Troubled Debt Restructured Loans
A troubled debt restructured loan is a loan on which the Bank, for reasons related to a borrower’s financial difficulties, grants a concession to the borrower that the Bank would not otherwise consider. The loan terms that have been modified or restructured due to a borrower’s financial situation include, but are not limited to, a reduction in the stated interest rate, an extension of the maturity or renewal of the loan at an interest rate below current market, a reduction in the face amount of the debt, a reduction in the accrued interest, extensions, deferrals, renewals and rewrites. A troubled debt restructured loan is also considered impaired. Generally, a loan that is modified at an effective market rate of interest may no longer be disclosed as a troubled debt restructuring in years subsequent to the restructuring if it is not impaired based on the terms specified by the restructuring agreement.
As of September 30, 2011 and December 31, 2010, the aggregate total amount of loans classified as impaired, was $201.0 million and $238.3 million, respectively. The total specific allowance for loan losses related to these loans was $12.9 million and $13.4 million for September 30, 2011 and December 31, 2010, respectively. As of September 30, 2011 and December 31, 2010, the Company had $79.8 million and $116.7 million, respectively, in loans classified as accruing restructured loans. The decrease in impaired loans at September 30, 2011, of $37.3 million from December 31, 2010 is mostly attributed to a decline in impaired commercial real estate loans, which were $123.9 million at December 31, 2010 compared to $88.9 million at September 30, 2011, a decrease of $35 million. Impaired residential real estate loans and impaired construction and land loans and impaired consumer and credit card loans also decreased by $8.4 million and $5.6 million, and $0.2 million, respectively. Commercial and industrial impaired loans increased by $11.8 million at September 30, 2011 compared to December 31, 2010.
The following table includes the breakdown of total impaired loans and the related specific reserves:

	At September 30, 2011
	Impaired		Percent of	Reserve		Percent of
	Balance	Percent	Total Loans	Balance	Percent	Total Allowance
	(dollars in thousands)
Construction and land development	$52,859	26.30%	1.17%	$4,692	36.51%	4.68%
Residential real estate	34,044	16.94%	0.75%	2,063	16.05%	2.06%
Commercial real estate	88,896	44.23%	1.96%	4,147	32.26%	4.14%
Commercial and industrial	24,642	12.26%	0.54%	1,951	15.18%	1.95%
Consumer	547	0.27%	0.01%	—	0.00%	0.00%

Total impaired loans	$200,988	100.00%	4.43%	$12,853	100.00%	12.83%

	At December 31, 2010
	Impaired		Percent of	Reserve		Percent of
	Balance	Percent	Total Loans	Balance	Percent	Total Allowance
	(dollars in thousands)
Construction and land development	$58,415	24.51%	1.38%	$2,846	21.18%	2.57%
Residential real estate	42,423	17.80%	1.00%	2,716	20.21%	2.45%
Commercial real estate	123,939	52.00%	2.92%	4,582	34.08%	4.14%
Commercial and industrial	12,803	5.37%	0.30%	3,170	23.59%	2.86%
Consumer	755	0.32%	0.02%	126	0.94%	0.11%

Total impaired loans	$238,335	100.00%	5.62%	$13,440	100.00%	12.14%

The following table summarizes the activity in our allowance for credit losses for the periods indicated.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(dollars in thousands)
Allowance for credit losses:
Balance at beginning of period	$104,375	$110,013	$110,699	$108,623
Provisions charged to operating expenses:
Construction and land development	2,206	(1,020)	3,153	12,325
Commercial real estate	341	13,469	11,485	36,694
Residential real estate	8,622	5,033	15,189	12,953
Commercial and industrial	(803)	4,400	282	10,217
Consumer	814	1,083	3,003	2,638

Total provision	11,180	22,965	33,112	74,827
Acquisitions	—	—	—	—
Recoveries of loans previously charged-off:
Construction and land development	707	214	1,800	2,424
Commercial real estate	127	160	1,402	990
Residential real estate	440	1,209	881	1,735
Commercial and industrial	1,243	389	2,798	2,200
Consumer	41	47	110	128

Total recoveries	2,558	2,019	6,991	7,477
Loans charged-off:
Construction and land development	2,369	3,843	8,083	20,402
Commercial real estate	2,484	12,813	12,884	26,524
Residential real estate	10,555	3,695	17,176	17,385
Commercial and industrial	1,420	5,036	8,753	14,395
Consumer	1,069	1,440	3,690	4,051

Total charged-off	17,897	26,827	50,586	82,757
Net charge-offs	15,339	24,808	43,595	75,280

Balance at end of period	$100,216	$108,170	$100,216	$108,170

Net charge-offs (annualized) to average loans outstanding	1.40%	2.41%	1.35%	2.47%
Allowance for credit losses to gross loans	2.21%	2.59%
The allowance for credit losses as a percentage of total loans decreased to 2.21% at September 30, 2011 from 2.59% at September 30, 2010. The Company’s credit loss reserve at September 30, 2011 decreased to $100.2 million from $108.2 million at September 30, 2010, mostly due to decreased net charge offs and stabilizing collateral values.
The following table summarizes the allowance for credit losses by loan type. However, allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories:

	Allowance for Credit Losses at September 30, 2011
	(dollars in thousands)
		% of Total	% of Loans in
		Allowance For	Each Category to
	Amount	Loan Losses	Gross Loans
Construction and land development	$17,464	17.43%	8.92%
Commercial real estate	33,082	33.01%	54.38%
Residential real estate	19,751	19.71%	9.93%
Commercial and industrial	25,128	25.07%	25.44%
Consumer	4,791	4.78%	1.33%

Total	$100,216	100.00%	100.00%

Potential Problem Loans
The Company classifies loans consistent with federal banking regulations using a nine category grading system. These loan grades are described in further detail in the Company’s Annual Report on Form 10-K for 2010, “Item 1 Business.” The following table presents information regarding potential problem loans, consisting of loans graded watch, substandard doubtful and loss, but still performing:

	September 30, 2011
	# of	Loan		Percent of
	Loans	Balance	Percent	Total Loans
	(dollars in thousands)
Construction and Land Development	17	$21,179	10.8%	0.47%
Commercial Real Estate	101	124,500	63.7%	2.75%
Residential Real Estate	50	16,113	8.2%	0.36%
Commercial & Industrial	129	31,564	16.2%	0.70%
Consumer	14	2,113	1.1%	0.05%

Total Loans	311	$195,469	100.0%	4.33%

Our potential problem loans consisted of 311 loans and totaled approximately $195.5 million at September 30, 2011. These loans are primarily secured by real estate.
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
The carrying value of investment securities at September 30, 2011 and December 31, 2010 was as follows:

	September 30,	December 31,
	2011	2010
	(in thousands)
U.S. Government sponsored agency securities	$196,242	$280,103
Direct obligation and GSE residential mortgage-backed securities	753,420	781,179
Private label residential mortgage-backed	28,246	8,111
Municipal obligations	69,168	1,677
Adjustable rate preferred stock	59,869	67,243
Mutual funds	29,028	—
Trust preferred securities	21,756	23,126
Collateralized debt obligations	50	276
Corporate bonds	107,587	49,907
Other	24,941	23,743

Total investment securities	$1,290,307	$1,235,365

The Company has reviewed securities on which there is an unrealized loss in accordance with its accounting policy for OTTI described above in Note 4, Investment Securities, and recorded no impairment and $0.2 million of impairment charges for the three and nine months ended September 30, 2011. For the nine months ended September 30 2010, the Company recorded impairment charges of $1.2 million. For 2011 and 2010, the impairment charge was attributed to the unrealized losses in the Company’s CDO portfolio. Gross unrealized losses at September 30, 2011 and December 31, 2010 are primarily caused by interest rate fluctuations, credit spread widening and reduced liquidity in applicable markets.

The Company does not consider any other securities to be other-than-temporarily impaired as of September 30, 2011 and December 31, 2010. However, without recovery in the near term such that liquidity returns to the applicable markets and spreads return to levels that reflect underlying credit characteristics, additional OTTI may occur in future periods.
Goodwill
Goodwill is created when a company acquires a business. When a business is acquired, the purchased assets and liabilities are recorded at fair value and intangible assets are identified. Excess consideration paid to acquire a business over the fair value of the net assets is recorded as goodwill. The Company’s annual goodwill impairment testing is October 1.
The Company determined that there was no triggering event or other factor to indicate an interim test of goodwill impairment was necessary for the third quarter of 2011 or 2010.
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
Although realization is not assured, the Company believes that the realization of the recognized net deferred tax asset of $62.5 million at September 30, 2011 is more likely than not based on expectations as to future taxable income and based on available tax planning strategies as defined in ASC 740 that could be implemented if necessary to prevent a carryforward from expiring.
The most significant source of these timing differences are the credit loss reserve and net operating loss carryforwards, which account for substantially all of the net deferred tax asset.
As a result of the losses incurred in 2008, 2009 and 2010, the Company is in a three-year cumulative pretax loss position at September 30, 2011. A cumulative loss position is considered significant negative evidence in assessing the realizability of a deferred tax asset. The Company has concluded that there is sufficient positive evidence to overcome this negative evidence. This positive evidence includes Company forecasts, exclusive of tax planning strategies, that show full utilization of the net operating losses by the end of 2013 based on current projections. In addition, the Company has evaluated tax planning strategies, including potential sales of businesses and assets in which it could realize the excess of appreciated value over the tax basis of its assets. The amount of deferred tax assets considered realizable, however, could be significantly reduced in the near term if estimates of future taxable income during the carryforward period are significantly lower than forecasted due to deterioration in market conditions.
Based on the above discussion, we will fully utilize deferred federal and state tax assets pertaining to the existing net operating loss carryforwards and any NOL that would be created by the reversal of the future net deductions that have not yet been taken on a tax return.
The Internal Revenue Service’s Examination Division issued a notice of proposed deficiency, on January 10, 2011, proposing a taxable income adjustment of $136.7 million related to deductions taken on the Company’s 2008 tax return in connection with the partial worthlessness of collateralized debt obligations, or CDOs. The use of these deductions on the Company’s 2008 tax return resulted in an approximately $40 million tax refund for the 2006 and 2007 taxable periods. The Company filed a protest of the proposed deficiency, which was referred to the Appeals Division of the Internal Revenue Service. The Appellate Conferee has conceded that our $136.7 million deduction was reasonable and has proposed no further adjustments. However, the case is not yet closed. Due to the size of the refund, the Appellate Conferee is required to submit his formal written recommendation to the Joint Committee on Taxation and will close the case after receiving approval from that committee. The Company has not accrued a reserve for this potential exposure.
Deposits
Deposits have been the primary source for funding the Company’s asset growth. At September 30, 2011, total deposits were $5.63 billion, compared to $5.34 billion at December 31, 2010. The deposit growth of $294.4 million or 5.5% was primarily driven by increased money market accounts of $184.6 million, non-interest bearing demand deposits of $75.8 million, certificates of deposits of $50.6 million and savings deposits of $41.2 million. This growth was partially offset by decreased interest bearing demand accounts of $57.8 million.
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

The following table provides the average balances and weighted average rates paid on deposits:

	Three Months Ended		Three Months Ended
	September 30, 2011		September 30, 2010
	Average		Average
	Balance/Rate		Balance/Rate
	(dollars in thousands)

Interest checking (NOW)	$466,177	0.35%	$659,334	0.43%
Savings and money market	2,127,756	0.59	1,890,032	0.85
Time	1,499,269	0.90	1,341,579	1.42

Total interest-bearing deposits	4,093,202	0.68	3,890,945	0.97
Noninterest bearing demand deposits	1,532,912	—	1,317,216	—

Total deposits	$5,626,114	0.49%	$5,208,161	0.73%

	Nine Months Ended		Nine Months Ended
	September 30, 2011		September 30, 2010
	Average		Average
	Balance/Rate		Balance/Rate
	(dollars in thousands)

Interest checking (NOW)	$479,204	0.40%	$563,731	0.53%
Savings and money market	2,082,031	0.67	1,837,727	0.94
Time	1,459,609	0.97	1,446,976	1.62

Total interest-bearing deposits	4,020,844	0.75	3,848,434	1.14
Noninterest bearing demand deposits	1,487,249	—	1,249,398	—

Total deposits	$5,508,093	0.55%	$5,097,832	1.29%

Other Assets Acquired Through Foreclosure
The following table presents the changes in other assets acquired through foreclosure:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(in thousands)		(in thousands)
Balance, beginning of period	$85,732	$104,365	$107,655	$83,347
Additions	7,139	25,499	28,194	73,801
Dispositions	(4,291)	(15,768)	(35,601)	(29,978)
Valuation adjustments in the period, net	(1,888)	(4,000)	(13,556)	(17,074)

Balance, end of period	$86,692	$110,096	$86,692	$110,096

Other assets acquired through foreclosure consist primarily of properties acquired as a result of, or in-lieu-of, foreclosure. Properties or other assets (primarily repossessed assets formerly leased) are classified as other real estate owned and other repossessed property and are reported at the lower of carrying value or fair value, less estimated costs to sell the property. Costs relating to the development or improvement of the assets are capitalized and costs relating to holding the assets are charged to expense. The Company had $86.7 million and $107.7 million, respectively, of such assets at September 30, 2011 and December 31, 2010. At September 30, 2011, the Company held approximately 84 other real estate owned properties compared to 98 at December 31, 2010. When significant adjustments were based on unobservable inputs, such as when a current appraised value is not available or management determines the fair value of the collateral is further impaired below appraised value and there is no observable market price, the resulting fair value measurement has been categorized as a Level 3 measurement.

Junior Subordinated Debt
The Company measures the balance of the junior subordinated debt at fair value which was $36.3 million at September 30, 2011 and $43.0 million at December 31, 2010. The difference between the aggregate fair value of junior subordinated debt of $36.3 million and the aggregate unpaid principal balance of $66.5 million was $30.2 million at September 30, 2011.
Other Borrowed Funds
On August 25, 2010, the Company completed a public offering of $75 million in principal Senior Notes due in 2015 bearing interest of 10%. The net proceeds of the offering were $72.8 million. The Company also has lines of credit available from the FHLB and FRB. The borrowing capacity is determined based on collateral pledged, generally consisting of securities and loans, at the time of borrowing. At September 30, 2011, the remaining net principal balance was $73.2 million.
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
The Company’s allowance for credit loss methodology incorporates several quantitative and qualitative risk factors used to establish the appropriate allowance for credit losses at each reporting date. Quantitative factors include our historical loss experience, delinquency and charge-off trends, collateral values, changes in the level of nonperforming loans and other factors. Qualitative factors include the economic condition of our operating markets and the state of certain industries. Specific changes in the risk factors are based on perceived risk of similar groups of loans classified by collateral type, purpose and terms. An internal one-year and three-year loss history are also incorporated into the allowance calculation model. Due to the credit concentration of our loan portfolio in real estate secured loans, the value of collateral is heavily dependent on real estate values in Nevada, Arizona and California, which have declined significantly in recent periods. While management uses the best information available to make its evaluation, future adjustments to the allowance may be necessary if there are significant changes in economic or other conditions. In addition, the FDIC and state bank regulatory agencies, as an integral part of their examination processes, periodically review our subsidiary banks’ allowances for credit losses, and may require the Company to make additions to our allowance based on their judgment about information available to them at the time of their examinations. Management regularly reviews the assumptions and formulae used in determining the allowance and makes adjustments if required to reflect the current risk profile of the portfolio.
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

The Company uses an appraised value method to determine the need for a reserve on impaired, collateral dependent loans and further discounts the appraisal for disposition costs. Due to the rapidly changing economic and market conditions of the regions within which we operate, the Company obtains independent collateral valuation analysis on a regular basis for each loan, typically every nine months.
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
The ability to have readily available funds sufficient to repay fully maturing liabilities is of primary importance to depositors, creditors and regulators. Our liquidity, represented by cash and amounts due from banks, federal funds sold and non-pledged marketable securities, is a result of our operating, investing and financing activities and related cash flows. In order to ensure funds are available when necessary, on at least a quarterly basis, we project the amount of funds that will be required, and we strive to maintain relationships with a diversified customer base. Liquidity requirements can also be met through short-term borrowings or the disposition of short-term assets. The Company has unsecured borrowing lines at correspondent banks totaling $45.0 million. In addition, loans and securities are pledged to the FHLB providing $1.10 billion in borrowing capacity with outstanding letters of credit of $72.0 million, leaving $1.03 billion in available credit as of September 30, 2011. Loans and securities pledged to the FRB discount window providing $683.7 million in borrowing capacity. As of September 30, 2011, there were no outstanding borrowings from the FRB, thus our available credit totaled $683.7 million.
The Company has a formal liquidity policy, and in the opinion of management, our liquid assets are considered adequate to meet cash flow needs for loan funding and deposit cash withdrawals for the next 90-120 days. At September 30, 2011, there was $904.3 million in liquid assets comprised of $320.3 million in cash and cash equivalents including (money market investments of $14.3 million) and $579.6 million in unpledged marketable securities. At December 31, 2010, the Company maintained $1.03 billion in liquid assets comprised of $254.5 million of cash and cash equivalents (including federal funds sold of $0.9 million and money market investments of $37.7 million) and $780.0 million of unpledged marketable securities.
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

On a long-term basis, the Company’s liquidity will be met by changing the relative distribution of our asset portfolios, for example, reducing investment or loan volumes, or selling or encumbering assets. Further, the Company can increase liquidity by soliciting higher levels of deposit accounts through promotional activities and/or borrowing from correspondent banks, the FHLB of San Francisco and the FRB. At September 30, 2011, our long-term liquidity needs primarily relate to funds required to support loan originations and commitments and deposit withdrawals which can be met by cash flows from investment payments and maturities, and investment sales if necessary.
The Company’s liquidity is comprised of three primary classifications: (i) cash flows provided by operating activities; (ii) cash flows used in investing activities; and (iii) cash flows provided by financing activities. Net cash provided by or used in operating activities consists primarily of net income, adjusted for changes in certain other asset and liability accounts and certain non-cash income and expense items, such as the loan loss provision, investment and other amortization and depreciation. For the nine months ended September 30, 2011 and 2010, net cash provided by operating activities was $109.1 million and used in operating activities of $81.5 million, respectively.
Our primary investing activities are the origination of real estate, commercial and consumer loans and purchase and sale of securities. Our net cash provided by and used in investing activities has been primarily influenced by our loan and securities activities. The net increase in loans for the nine months ended September 30, 2011 and 2010 was $356.6 million and $169.1 million, respectively.
Net cash provided by financing activities has been impacted significantly by increased deposit levels. During the nine months ended September 30, 2011 and 2010, deposits increased $294.4 million and $606.4 million, respectively.
Fluctuations in core deposit levels may increase our need for liquidity as certificates of deposit mature or are withdrawn before maturity and as non-maturity deposits, such as checking and savings account balances, are withdrawn. Additionally, we are exposed to the risk that customers with large deposit balances will withdraw all or a portion of such deposits, due in part to the FDIC limitations on the amount of insurance coverage provided to depositors. To mitigate the uninsured deposit risk, we have joined the Promontory Interfinancial Network’s Certificate of Deposit Account Registry Service (CDARS) and Insured Cash Sweep (ICS), programs that allows customers to invest up to $50 million in certificates of deposit or money market accounts through one participating financial institution, with the entire amount being covered by FDIC insurance. As of September 30, 2011, we had $394.2 million of CDARS deposits and $2.8 million in ICS deposits.
As of September 30, 2011, the Company no longer had any brokered deposits outstanding. Brokered deposits are generally considered to be deposits that have been received from or through a third party that is acting on behalf of the depositor which excludes reciprocal CDARS deposits. Often, a broker will direct a customer’s deposits to the banking institution offering the highest interest rate available. Federal banking law and regulation places restrictions on depository institutions regarding brokered deposits because of the general concern that these deposits are at a greater risk of being withdrawn and placed on deposit at another institution offering a higher interest rate, thus posing liquidity risk for institutions that gather brokered deposits in significant amounts. The Company does not anticipate using brokered deposits as a significant liquidity source in the near future.
Federal and state banking regulations place certain restrictions on dividends paid by the Banks to Western Alliance. The total amount of dividends which may be paid at any date is generally limited to the retained earnings of each Bank. Dividends paid by the Banks to the Company would be prohibited if the effect thereof would cause the respective Bank’s capital to be reduced below applicable minimum capital requirements or by regulatory action. In addition, the Memoranda of Understanding to which the Bank of Nevada is currently subject require regulatory approval prior to the payment of dividends to the Company.
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
Quantitative measures established by regulation to ensure capital adequacy require the Company and the Banks to maintain minimum amounts and ratios of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I leverage (as defined) to average assets (as defined). As of September 30, 2011 and December 31, 2010, the Company and the Banks met all capital adequacy requirements to which they are subject.
As of September 30, 2011, the Company and each of its subsidiaries met the minimum capital ratio requirements necessary to be classified as well-capitalized, as defined by the banking agencies. To be categorized as well-capitalized, the Banks must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the table below. In addition, the Memoranda of Understanding to which Bank of Nevada is subject may require it to maintain a higher Tier 1 leverage ratio than otherwise required to be considered well-capitalized. At September 30, 2011, the capital level exceeded this elevated requirement.

The actual capital amounts and ratios for the Company are presented in the following table:

			Adequately-		Minimum For
			Capitalized		Well-Capitalized
	Actual		Requirements		Requirements
As of September 30, 2011	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)

Total Capital (to Risk Weighted Assets)	708,754	13.2%	425,626	8.0%	532,033	10.0%
Tier I Capital (to Risk Weighted Assets)	641,379	12.0	212,813	4.0	319,220	6.0
Leverage ratio (to Average Assets)	641,379	9.8	260,872	4.0	326,090	5.0

			Adequately-		Minimum For
			Capitalized		Well-Capitalized
	Actual		Requirements		Requirements
As of December 31, 2010	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)

Total Capital (to Risk Weighted Assets)	654,011	13.2%	396,370	8.0%	495,463	10.0%
Tier I Capital (to Risk Weighted Assets)	591,633	12.0	197,211	4.0	295,817	6.0
Leverage ratio (to Average Assets)	591,633	9.5	249,109	4.0	311,386	5.0
Supervision and Regulation
Durbin Amendment and Regulation II. On June 29, 2011, the Board of Governors of the Federal Reserve System, or the Federal Reserve Board, issued a final rule to implement Section 920 of the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act. Section 920 of the Dodd-Frank Act required the Federal Reserve Board to, among other things, establish standards for determining reasonable and proportional interchange fees that banks may charge and to prohibit certain debit card and payment card network practices that limited merchants’ ability to process debit cards.
Under the final rule, entitled Regulation II — Debit Card Interchange Fees and Routing, an issuer may charge up to 21 cents, plus 5 basis points of the transaction value, plus 1 cent for a fraud adjustment (for debit card issuers maintaining fraud prevention programs meeting certain criteria established by the Federal Reserve Board) as a reasonable interchange fee charged to merchants and passed through to the issuing bank. Regulation II’s interchange fee standards are only applicable to certain debit card issuers. Regulation II and Section 920 of the Dodd-Frank Act provide an exemption from the interchange fee limits for any issuer, together with its affiliates, with total assets of less than $10 billion.
Additionally, Regulation II provides that all issuers, regardless of asset size, must enable two or more unaffiliated payment networks capable of processing electronic debit card transactions initiated through an issuer’s debit cards. These provisions are effective with respect to debit cards issuers on April 1, 2012 and, with respect to general-use prepaid cards, with a delayed effective date of April 1, 2013 or later in certain circumstances. Additionally, neither an issuer nor a payment card network may otherwise prohibit a merchant from routing an electronic debit transaction over any payment network enabled on the debit card. These routing restrictions were effective as of October 1, 2011.
Volcker Rule — Joint Proposed Rule. On October 11, 2011, the Federal Reserve Board and the Federal Deposit Insurance Corporation, or the FDIC, among other federal regulatory agencies, issued a joint proposed rule requesting public comment on the implementation of the so-called “Volcker Rule” requirements of section 619 of the Dodd-Frank Act. Section 619 generally prohibits banks, bank holding companies, and their subsidiaries or affiliates (referred to in the proposed rule as banking entities) from engaging in short-term proprietary trading for the banking entity’s own account, subject to certain exemptions. Section 619 also prohibits a banking entity from owning, sponsoring, or having certain relationships with, a hedge fund or private equity fund, again subject to certain exemptions.
The Volcker Rule also prohibits banking entities from engaging in certain exempt transactions or activities if it would involve a material conflict of interest between the banking entity and its clients, customers, or counterparties, or that would result in a material exposure to high-risk assets or trading strategies. Section 619 similarly prohibits banking entities from engaging in certain transactions if it would pose a threat to the safety and soundness of the banking entity or to the financial stability of the United States. The federal agencies are required in each case to define by rule the scope of these prohibitions.

Transactions in certain instruments, such as obligations of the U.S. government or a government agency, government-sponsored enterprises, and state and local governments, are exempt from the Volcker Rule’s prohibitions. Other activities exempted include market making, underwriting, and risk-mitigating hedging. Section 619 also permits banking entities to organize, offer, and invest in a hedge fund or private equity fund subject to a number of conditions.
The proposed rule will likely be subject to significant public comment and may not be adopted in final form as proposed. However, the proposed rule requires that banking entities establish internal programs to monitor compliance with the requirements of the Volcker Rule, and its implementing regulations. To the extent that a banking entity engages in significant tradition operations, additional quantitative measurements will be required to be disclosed to the banking entity’s primary federal regulator to ensure compliance with the requirements of Section 619, particularly with respect to those banking entity’s seeking to engage in exempt activities.

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
Interest rate risk is addressed by each Bank’s respective Asset and Liability Management Committee, or ALCO (or its equivalent), which includes members of executive management, senior finance and operations. ALCO monitors interest rate risk by analyzing the potential impact on the net economic value of equity and net interest income from potential changes in interest rates, and considers the impact of alternative strategies or changes in balance sheet structure. We manage our balance sheet in part to maintain the potential impact on economic value of equity and net interest income within acceptable ranges despite changes in interest rates.
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
At September 30, 2011, our economic value of equity exposure related to these hypothetical changes in market interest rates was within the current guidelines established by the Company. The following table shows our projected change in economic value of equity for this set of rate shocks at September 30, 2011.
Economic Value of Equity

	Interest Rate Scenario (change in basis points from Base)
	Down 100	Base	UP 100	UP 200	Up 300	Up 400
Present Value (000’s)
Assets	$6,712,296	$6,675,277	$6,562,628	$6,440,366	$6,318,297	$6,198,040
Liabilities	$5,921,177	$5,853,668	$5,741,230	$5,619,838	$5,498,769	$5,391,448
Adjustments
Goodwill & Intangibles	$(37,757)	$(37,757)	$(37,757)	$(37,757)	$(37,757)	$(37,757)
AFS Fair Market Value	$3,674	$3,674	$3,674	$3,674	$3,674	$3,674
Net Present Value	$757,036	$787,526	$787,315	$786,445	$785,445	$772,509
% Change	-3.9%		0.0%	-0.1%	-0.3%	-1.9%
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

Net Interest Income Simulation. In order to measure interest rate risk at September 30, 2011, we used a simulation model to project changes in net interest income that result from forecasted changes in interest rates. This analysis calculates the difference between net interest income forecasted using an immediate increase and decrease in interest rates and a net interest income forecast using a flat market interest rate environment derived from spot yield curves typically used to price our assets and liabilities. The income simulation model includes various assumptions regarding the re-pricing relationships for each of our products. Many of our assets are floating rate loans, which are assumed to re-price immediately, and proportional to the change in market rates, depending on their contracted index. Some loans and investments include the opportunity of prepayment (embedded options), and accordingly, the simulation model uses estimated market speeds to derive prepayments and reinvests proceeds at modeled yields. Our non-term deposit products re-price more slowly, usually changing less than the change in market rates and at our discretion.
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
This simulation model assesses the changes in net interest income that would occur in response to an instantaneous and sustained increase or decrease (shock) in market interest rates. At September 30, 2011, our net interest margin exposure for the next twelve months related to these hypothetical changes in market interest rates was within our current guidelines.
Sensitivity of Net Interest Income

	Interest Rate Scenario (change in basis points from Base)
	Down 100	Base	UP 100	UP 200	Up 300	Up 400
(in 000’s)
Interest Income	$296,643	$304,079	$316,877	$333,720	$354,993	$377,450
Interest Expense	$34,442	$34,420	$50,460	$66,459	$82,440	$98,442
Net Interest Income	$262,201	$269,659	$266,417	$267,261	$272,553	$279,008
% Change	-2.8%		-1.2%	-0.9%	1.1%	3.5%
Derivative Contracts. In the normal course of business, the Company uses derivative instruments to meet the needs of its customers and manage exposure to fluctuations in interest rates. The following table summarizes the aggregate notional amounts, market values and terms of the Company’s derivative position with derivative market makers as of September 30, 2011.
Outstanding Derivatives Positions

Notional	Net Value	Weighted Average Term (in yrs)

$33,355,426	$(165,945)	4.0
The following table summarizes the aggregate notional amounts, market values and terms of the Company’s derivative position with derivative market makers as of December 31, 2010:
Outstanding Derivatives Positions

Notional	Net Value	Weighted Average Term (in yrs)

$12,860,170	$(1,395,856)	3.9

ITEM 4.	Controls and Procedures
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
Changes in Internal Control over Financial Reporting
There have not been any changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2011, which have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Part II. Other Information

Item 1.	Legal Proceedings
There are no material pending legal proceedings to which the Company is a party or to which any of our properties are subject. There are no material proceedings known to the Company to be contemplated by any governmental authority. From time to time, we are involved in a variety of litigation matters in the ordinary course of our business and anticipate that we will become involved in new litigation matters in the future.
The Company’s Bank of Nevada subsidiary is under informal supervisory oversight by banking regulators in the form of a memorandum of understanding. The oversight requires enhanced supervision by the Board of Directors of the bank, and the adoption or revision of written plans and/or policies addressing such matters as asset quality, credit underwriting and administration, the allowance for loan and lease losses, loan and investment portfolio risks, asset-liability management and loan concentrations, as well as the formulation and adoption of comprehensive strategic plans. The bank is also prohibited from paying dividends or making other distributions to the Company without prior regulatory approval and is required to maintain higher levels of Tier 1 capital than otherwise would be required to be considered well-capitalized under federal capital guidelines. In addition, the bank is required to provide regulators with prior notice of certain management and director changes and, in certain cases, to obtain their non-objection before engaging in a transaction that would materially change its balance sheet composition. The Company believes the bank is in full compliance with the requirements of the applicable memorandum of understanding. The memoranda of understanding previously in place for the Company’s Torrey Pines Bank and Western Alliance Bank subsidiaries were terminated by the FDIC and respective state banking regulators as a result of regulatory examinations conducted during the third quarter.

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

3.8
Certificate of Designations for the Fixed Rate Cumulative Perpetual Preferred Stock, Series B, of Western Alliance Bancorporation (incorporated by reference to Exhibit 3.1 to Western Alliance Bancorporation’s Form 8-K filed with the Securities and Exchange Commission on September 28, 2011).

3.9	Certificate of Correction to the Certificate of Designations for the Non–Cumulative Perpetual Preferred Stock, Series B, of Western Alliance Bancorporation.

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

10.1
Small Business Lending Fund — Securities Purchase Agreement, dated September 27, 2011, between Western Alliance Bancorporation and the Secretary of the Treasury (incorporated by reference to Exhibit 10.1 to Western Alliance Bancorporation’s Form 8-K filed with the Securities and Exchange Commission on September 28, 2011).

10.2
Repurchase Agreement, dated September 27, 2011, between Western Alliance Bancorporation and the United States Department of the Treasury (incorporated by reference to Exhibit 10.2 to Western Alliance Bancorporation’s Form 8-K filed with the Securities and Exchange Commission on September 28, 2011).

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

WESTERN ALLIANCE BANCORPORATION
Date: November 8, 2011	By:	/s/ Robert Sarver
Robert Sarver
President and Chief Executive Officer

Date: November 8, 2011	By:	/s/ Dale Gibbons
Dale Gibbons
Executive Vice President and Chief Financial Officer

Date: November 8, 2011	By:	/s/ R. Kelly Ardrey
R. Kelly Ardrey
Senior Vice President and Chief Accounting Officer

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

3.8
Certificate of Designations for the Fixed Rate Cumulative Perpetual Preferred Stock, Series B, of Western Alliance Bancorporation (incorporated by reference to Exhibit 3.1 to Western Alliance Bancorporation’s Form 8-K filed with the Securities and Exchange Commission on September 28, 2011).

3.9	Certificate of Correction to the Certificate of Designations for the Non–Cumulative Perpetual Preferred Stock, Series B, of Western Alliance Bancorporation.

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

10.1
Small Business Lending Fund — Securities Purchase Agreement, dated September 27, 2011, between Western Alliance Bancorporation and the Secretary of the Treasury (incorporated by reference to Exhibit 10.1 to Western Alliance Bancorporation’s Form 8-K filed with the Securities and Exchange Commission on September 28, 2011).

10.2
Repurchase Agreement, dated September 27, 2011, between Western Alliance Bancorporation and the United States Department of the Treasury (incorporated by reference to Exhibit 10.2 to Western Alliance Bancorporation’s Form 8-K filed with the Securities and Exchange Commission on September 28, 2011).

31.1	CEO Certification Pursuant to Rule 13a-14(a)/15d-14(a).

31.2	CFO Certification Pursuant to Rule 13a-14(a)/15d-14(a).

32	CEO and CFO Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.