Form 10-K
period 2011-12-31
WESTERN ALLIANCE BANCORPORATION
filed 2012-03-02
CIK 1212545

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C.20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

Commission File Number: 001-32550

WESTERN ALLIANCE BANCORPORATION

(Exact Name of Registrant as Specified in Its Charter)

Nevada	88-0365922
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer I.D. Number)
One E. Washington Street Suite 1400, Phoenix, AZ	85004
(Address of Principal Executive Offices)	(Zip Code)

(602)-389-3500

(Registrant’s telephone number, including area code)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $0.0001 Par Value	New York Stock Exchange

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities

Act.     Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the

Act     Yes  ☐     No  ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒     No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes  ☒     No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      Yes  ☐     No  ☒

The aggregate market value of the registrant’s voting stock held by non-affiliates was approximately $266.8 million based on the June 30, 2011 closing price of said stock on the New York Stock Exchange ($7.10 per share).

As of February 29, 2012, 83,132,092 shares of the registrant’s common stock were outstanding.

Portions of the registrant’s definitive proxy statement for its 2012 Annual Meeting of Stockholders are incorporated by reference into Part III of this report.

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

The forward-looking statements contained in this Form 10K reflect our current views about future events and financial performance and involve certain risks, uncertainties, assumptions and changes in circumstances that may cause our actual results to differ significantly from historical results and those expressed in any forward-looking statement, including those risks discussed under the heading “Risk Factors” in this 2011 Form 10K. Risks and uncertainties include those set forth in our filings with the Securities and Exchange Commission and the following factors that could cause actual results to differ materially from those presented: 1) dependency on real estate and events that negatively impact real estate; 2) high concentration of commercial real estate, construction and development and commercial and industrial loans; 3) actual credit losses may exceed expected losses in the loan portfolio; 4) possible need for a valuation allowance against deferred tax assets; 5) stock transactions could require revalue of deferred tax assets; 6) exposure of financial instruments to certain market risks may cause volatility in earnings; 7) dependence on low-cost deposits; 8) ability to borrow from Federal Home Loan Bank (“FHLB”) or Federal Reserve Bank (“FRB”); 9) events that further impair goodwill; 10) increase in the cost of funding as the result of changes to our credit rating; 11) expansion strategies may not be successful; 12) our ability to control costs; 13) risk associated with changes in internal controls and processes; 14) our ability to compete in a highly competitive market; 15) our ability to recruit and retain qualified employees, especially seasoned relationship bankers; 16) the effects of terrorist attacks or threats of war; 17) risk of audit of U.S. federal tax deductions; 18) perpetration of internal fraud; 19) risk of operating in a highly regulated industry and our ability to remain in compliance; 20) the effects of interest rates and interest rate policy; 21) exposure to environmental liabilities related to the properties we acquire title; 22) recent legislative and regulatory changes including Emergency Economic Stabilization Act of 2008, or EESA, the American Recovery and Reinvestment Act of 2009, or ARRA, and the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 and the rules and regulations that might be promulgated thereunder; 23) cyber security risks; and 24) risks related to ownership and price of our common stock.

For more information regarding risks that may cause our actual results to differ materially from any forward-looking statements, see “Risk Factors” beginning on page 13. Forward-looking statements speak only as of the date they are made, the Company does not undertake any obligations to update forward-looking statements to reflect circumstances and or events that occur after the date the forward-looking statements are made.

Purpose

The following discussion is designed to provide insight on the financial condition and results of operations of Western Alliance Bancorporation and its subsidiaries. Unless otherwise stated, “the Company” or “WAL” refers to this consolidated entity. This discussion should be read in conjunction with the Company’s Consolidated Financial Statements and notes to the Consolidated Financial Statements, herein referred to as “the Consolidated Financial Statements”. These Consolidated Financial Statements are presented beginning on page 71 of this Form 10-K.

ITEM 1.	BUSINESS

Organization Structure and Description of Services

Western Alliance Bancorporation (“WAL” or “the Company”), is a multi-bank holding company headquartered in Phoenix, Arizona that provides full service banking and lending to locally owned businesses, professional firms, real estate developers and investors, local non-profit organizations, high net worth individuals and other consumers through its three wholly owned subsidiary banks (the “Banks”): Bank of Nevada (“BON”), operating in Southern Nevada, Western Alliance Bank (“WAB”), operating in Arizona and Northern Nevada, and Torrey Pines Bank (“TPB”), operating in California. On December 31, 2010, the Company merged its former Alta Alliance Bank (“AAB”) subsidiary into its Torrey Pines Bank subsidiary, and its former First Independent Bank of Nevada subsidiary into its Alliance Bank of Arizona subsidiary. As part of the latter merger, Alliance Bank of Arizona (“ABA”) was renamed Western Alliance Bank doing business as Alliance Bank of Arizona (in Arizona) and First Independent Bank (“FIB”) (in Nevada). In addition, the Company’s non-bank subsidiaries, Shine Investment Advisory Services, Inc. (“Shine”) and Western Alliance Equipment Finance (“WAEF”), offer an array of financial products and services aimed at satisfying the needs of small to mid-sized businesses and their proprietors, including financial planning, custody and investments, and equipment leasing nationwide. These entities are collectively referred to herein as the Company. The Company divested its wholly owned subsidiary Premier Trust, Inc. (“Premier Trust”) as of September 1, 2010.

WAL also has six unconsolidated subsidiaries used as business trusts in connection with issuance of trust-preferred securities as described in Note 11, “Junior Subordinated and Subordinated Debt” beginning on page 114 of this Form 10-K.

Bank Subsidiaries

Bank Name	Headquarters	Year Founded	Number of Locations	Location Cities	Total Assets	Net Loans	Deposits
						(in millions)
BON (1)	Las Vegas, Nevada	1994	11	Las Vegas, North Las Vegas, Henderson, and Mesquite	$2,877.6	$1,798.1	$2,377.3
WAB (2)	Phoenix, Arizona	2003	16	Phoenix, Tucson, Scottsdale, Sedona, Mesa, Flagstaff, Reno, Sparks, Fallon, and Carson City	$2,234.7	$1,623.2	$1,877.5
TPB (3)	San Diego, CA	2003	12	San Diego, La Mesa, Carlsbad, Los Angeles, Oakland, Piedmont, Walnut Creek and Los Altos	$1,728.4	$1,302.4	$1,416.8

(1)	BON commenced operations in 1994 as BankWest of Nevada (“BWN”). In 2006, BWN merged with Nevada First Bank and Bank of Nevada. As part of the mergers, BWN changed its name to BON. BON has three wholly-owned subsidiaries: BW Real Estate, Inc. which operates as a real estate investment trust and holds certain of BON’s real estate loans and related securities; BON Investments, Inc., which holds certain securities; and BW Nevada Holdings, LLC, which owns the Company’s 2700 West Sahara Avenue, Las Vegas, Nevada location.
(2)	WAB commenced operations in 2003 as Alliance Bank of Arizona, and subsequently changed its name to WAB on December 31, 2010 as part of the merger between ABA and FIB. WAB has one wholly-owned subsidiary, WAB Investments, Inc., which holds certain securities.
(3)	TPB commenced operations in 2003. On December 31, 2010, AAB merged into TPB. TPB has one wholly-owned subsidiary, TPB Investments, Inc., which holds certain securities.

Our subsidiary banks are state-chartered and are subject to primary regulation and examination by the Federal Deposit Insurance Corporation (“FDIC”) and, in addition, are regulated and examined by their respective state banking agencies.

Non-Bank Subsidiaries and Affiliates

The Company provides a full range of banking services, as well as investment advisory services, through its consolidated subsidiaries. Applicable accounting guidance provides for the identification of reportable segments on the basis of discreet business units and their financial information to the extent such units are reviewed by an entity’s chief operating decision maker.

WAL owns an 80 percent interest investment in Shine, a registered investment advisor purchased in July 2007.

WAL maintains a 24.9 percent interest in Miller/Russell & Associates, Inc. (“MRA”), an Arizona registered investment advisor. MRA provides investment advisory services to individuals, foundations, retirement plans and corporations.

Market Segments

The Company had four reportable operating segments at December 31, 2011 and 2010. The Company’s reporting segments were modified in the fourth quarter of 2010 to reflect the way the Company manages and assesses the performance of the business as a result of the strategic mergers and divestitures of subsidiaries. The Company previously reported the banking operations on a state-by-state basis but due to the bank mergers now reports based on bank entity and other.

The Company adjusted segment reporting composition during 2010 to more accurately reflect the way the Company manages and assesses the performance of the business. During 2010, the Company sold its wholly-owned trust subsidiary, discontinued a portion of its credit card services and merged from five bank subsidiaries to three.

The re-defined structure consists of the following four reportable operating segments: “Bank of Nevada”, “Western Alliance Bank”, “Torrey Pines Bank” and “Other” (Western Alliance Bancorporation holding company, Western Alliance Equipment Finance, Shine, Inc, Premier Trust until September 1, 2010 and the discontinued operations portion of the credit card services). All prior period balances were reclassified to reflect the change in structure.

Management has determined the operating segments using a combination of factors primarily driven by legal entity. Management determined that the legal entities that contributed less than the quantitative thresholds for separate management reporting be combined into the Other segment.

The accounting policies of the reported segments are the same as those of the Company as described in Note 1, “Nature of Operation and Summary of Significant Accounting Policies” beginning on page 81. Transactions between segments consisted primarily of borrowings, loan participations and shared services. All intercompany transactions are eliminated for reporting consolidated results of operations. Loan participations are recorded at par value with no resulting gain or loss. The Company allocated centrally-provided services to the operating segments based upon estimated usage of those services. Please refer to Note 19, “Segments” in our Consolidated Financial Statements for financial information regarding segment reporting beginning on page 130.

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

Lending Activities

Through its banking segments, the Company provides a variety of financial services to customers, including commercial real estate loans, construction and land development loans, commercial loans, and consumer loans. The Company’s lending has focused primarily on meeting the needs of business customers. Loans to businesses comprised 89.2% and 85.9% of the total loan portfolio at December 31, 2011 and 2010, respectively.

Commercial Real Estate (“CRE”): Loans to finance the purchase or refinancing of CRE and loans to finance inventory and working capital that are additionally secured by CRE make up the majority of our loan portfolio. These CRE loans are secured by apartment buildings, professional offices, industrial facilities, retail centers and other commercial properties. As of December 31, 2011 and 2010, 49.0% and 54.1% of our CRE loans were owner-occupied. Owner-occupied commercial real estate loans are loans secured by owner-occupied nonfarm nonresidential properties for which the primary source of repayment (more than 50%) is the cash flow from the ongoing operations and activities conducted by the borrower who owns the property. Non-owner-occupied commercial real estate loans are commercial real estate loans for which the primary source of repayment is nonaffiliated rental income associated with the collateral property.

Construction and Land Development: Construction and land development loans include multi-family apartment projects, industrial/warehouse properties, office buildings, retail centers and medical facilities. These loans are primarily originated to experienced local developers with whom the Company has a satisfactory lending history. An analysis of each construction project is performed as part of the underwriting process to determine whether the type of property, location, construction costs and contingency funds are appropriate and adequate. Loans to finance commercial raw land are primarily to borrowers who plan to initiate active development of the property within two years.

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

Consumer: Consumer loans are offered to meet customer demand and to respond to community needs. Consumer loans are generally offered at a higher rate and shorter term than residential mortgages. Examples of our consumer loans include: home equity loans and lines of credit; home improvement loans; credit card loans; and personal lines of credit.

As of December 31, 2011, our loan portfolio totaled $4.68 billion, or approximately 68.4% of our total assets. The following table sets forth the composition of our loan portfolio as of the periods presented.

	December 31,
	2011		2010
	Amount	Percent	Amount	Percent
	(dollars in thousands)
Commercial real estate-owner occupied	$1,252,182	26.1%	$1,223,150	28.8%
Commercial real estate-non-owner occupied	1,301,172	27.2%	1,038,488	24.5%
Commercial and industrial	1,120,107	23.4%	744,659	17.5%
Residential real estate	443,020	9.3%	527,302	12.4%
Construction and land development	381,676	8.0%	451,470	10.6%
Commercial leases	216,475	4.5%	189,968	4.5%
Consumer	72,504	1.5%	71,545	1.7%

Total loans	4,787,136	100.0%	4,246,582	100.0%

Net deferred fees	(7,067)		(6,040)

Total loans, net of deferred loan fees	$4,780,069		$4,240,542

For additional information concerning loans, refer to Note 4, “Loans, Leases and Allowance for Credit Losses” of the Consolidated Financial Statements or see the “Management Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition—Loans” discussions.

General

The Company adheres to a specific set of credit standards across its bank subsidiaries that ensure the proper management of credit risk. Furthermore, our holding company’s management team plays an active role in monitoring compliance with such standards by our banks.

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

•

Management Loan Committees. Credits in excess of individual loan limits are submitted to the appropriate bank’s Management Loan Committee. The Management Loan Committees consist of members of the senior management team of that bank and are chaired by that bank’s chief credit officer. The Management Loan Committees have approval authority up to $7.0 million.

•

Credit Administration. Credits in excess of the affiliate banks’ Management Loan Committee authority are submitted by the bank subsidiary to Western Alliance Bancorporation’s Credit Committee (“WALCC”). WALCC has approval authority up to established house concentration limits, which range from $15.0 million to $35.0 million, depending on risk grade. WALCC approval is additionally required for new relationships of $12.5 million or greater to borrowers within market footprint, and $5.0 million outside market footprint. WALCC also reviews all affiliate loan approvals to any one borrower of $5.0 million or greater. WALCC is chaired by the Western Alliance Bancorporation Chief Credit Officer and includes the Company’s CEO and COO.

•

Board of Directors Oversight. The chief executive officer (“CEO”) of Western Alliance Bancorporation acting with the Chairman of the Board of Directors of Bank of Nevada has approval authority for any credit extension greater than $30.0 million at December 31, 2011.

The Company’s credit administration department works independent of loan production.

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

Concentrations of Credit Risk. Our lending policies also establish customer and product concentration limits to control single customer and product exposures. Our lending policies have several different measures to limit concentration exposures. Set forth below are the primary segmentation limits and actual measures as of December 31, 2011:

	Percent of Total Capital		Percent of Total Loans
	Policy Limit	Actual	Policy Limit	Actual
Commercial Real Estate-Term (including owner-occupied)	435%	352%	65%	53%
Commercial and Industrial	225	185	30	28
Construction /Land	80	53	30	8
Residential Real Estate	75	61	65	9
Consumer	20	10	15	2

Asset Quality

General

To measure asset quality, the Company has instituted a loan grading system consisting of nine different categories. The first five are considered “satisfactory.” The other four grades range from a “watch” category to a “loss” category and are consistent with the grading systems used by Federal banking regulators. All loans are assigned a credit risk grade at the time they are made, and each originating loan officer reviews the credit with his or her immediate supervisor on a quarterly basis to determine whether a change in the credit risk grade is warranted. In addition, the grading of our loan portfolio is reviewed on a test basis, at minimum, annually by an external, independent loan review firm.

Collection Procedure

If a borrower fails to make a scheduled payment on a loan, the bank attempts to remedy the deficiency by contacting the borrower and seeking payment. Contacts generally are made within 15 business days after the payment becomes past due. Each of the bank affiliates maintains a Special Assets Department, which generally services and collects loans rated substandard or worse. Each bank’s CCO is responsible for monitoring activity that may indicate an increased risk rating, such as past-dues, overdrafts, loan agreement covenant defaults, etc. All charge-offs in excess of $100,000 are reported to each bank’s respective board of directors. Loans deemed uncollectible are proposed for charge-off at each respective bank’s board meeting.

Nonperforming Assets

Nonperforming assets include loans past due 90 days or more and still accruing interest, nonaccrual loans, troubled debt restructured loans, and repossessed assets including other real estate owned (“OREO”). In general, loans are placed on nonaccrual status when we determine timely collection of interest to be in doubt due to the borrower’s financial condition and collection efforts. A troubled debt restructured loan is a loan on which the Bank, for reasons related to a borrower’s financial difficulties, grants a concession to the borrower that the Bank would not otherwise consider. Other repossessed assets resulted from loans where we have received title or physical possession of the borrower’s assets. Generally, the Company re-appraises OREO and collateral dependent loans every six months. Net losses on sales/valuations of repossessed assets were $24.6 million and $28.8 million for the years ended December 31, 2011 and 2010, respectively. These losses may continue in future periods.

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

Allowance for Credit Losses

Like other financial institutions, the Company must maintain an adequate allowance for credit losses. The allowance for credit losses is established through a provision for credit losses charged to expense. Loans are charged against the allowance for credit losses when Management believes that collectability of the contractual principal or interest is unlikely. Subsequent recoveries, if any, are credited to the allowance. The allowance is an amount believed adequate to absorb probable losses on existing loans that may become uncollectable, based on evaluation of the collectability of loans and prior credit loss experience, together with the other factors. For a detailed discussion of the Company’s methodology see “Management’s Discussion and Analysis and Financial Condition—Critical Accounting Policies—Allowance for Credit Losses” beginning on page 52.

Investment Activities

Each of our banking subsidiaries and the holding company has its own investment policy, which is approved by each respective bank’s board of directors. These policies dictate that investment decisions will be made based on the safety of the investment, liquidity requirements, potential returns, cash flow targets, and consistency with our interest rate risk management. Each bank’s asset and liability committee is responsible for making securities portfolio decisions in accordance with established policies. The Chief Financial Officer and Treasurer have the authority to purchase and sell securities within specified guidelines established by the Company’s accounting and investment policies. All transactions for a specific bank or for the holding company are reviewed by the respective asset and liability management committee and/or board of directors.

Generally the bank’s investment policies limit securities investments to securities backed by the full faith and credit of the U.S. government, including U.S. treasury bills, notes, and bonds, and direct obligations of Ginnie Mae; mortgage-backed securities (“MBS”) or collateralized mortgage obligations (“CMO”) issued by a government-sponsored enterprise (“GSE”) such as Fannie Mae or Freddie Mac; debt securities issued by a government-sponsored enterprise (“GSE”) such as Fannie Mae, Freddie Mac, and the FHLB; municipal securities with a rating of “Single-A” or higher; adjustable-rate preferred stock (“ARPS”) where the issuing company is rated “BBB” or higher; corporate debt with a rating of “Single-A” or better; investment grade corporate bond mutual funds; private label collateralized mortgage obligations with a rating of “AAA”; commercial mortgage backed securities with a rating of “AAA”; and mandatory purchases of equity securities of the FRB and FHLB. Adjustable rate preferred stock (“ARPS”) holdings are limited to no more than 15% of a bank’s tier 1 capital; municipal securities are limited to no more than 5% of assets; investment grade corporate bond mutual funds are limited to no more than 5% of Tier 1 capital; corporate debt holdings are limited to no more than 2.5% of a bank’s assets; and commercial mortgage backed securities are limited to an aggregate purchase limit of $50 million.

The Company no longer purchases (although we may continue to hold previously acquired) collateralized debt obligations. Our policies also govern the use of derivatives, and provide that the Company and its banking subsidiaries are to prudently use derivatives as a risk management tool to reduce the Bank’s overall exposure to interest rate risk, and not for speculative purposes.

All of our investment securities are classified as available-for-sale (“AFS”), held-to-maturity (“HTM”) or measured at fair value (“trading”) pursuant to Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 320, “Investments” and FASB ASC Topic 825, “Financial Instruments”. Available-for -sale securities are reported at fair value in accordance with FASB Topic 820, “Fair Value Measurements and Disclosures.” For additional information regarding the Company’s accounting policy for investment securities, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies—Investment Securities” beginning on page 53.

As of December 31, 2011, the Company had an investment securities portfolio of $1.48 billion, representing approximately 21.7% of our total assets, with the majority of the portfolio invested in AAA/AA+-rated securities. The average duration of our investment securities was 2.74 years as of December 31, 2011.

The following table summarizes the investment securities portfolio as of December 31, 2011 and 2010.

	December 31,
	2011		2010
	Amount	Percent	Amount	Percent
	(dollars in millions)
U.S. Government sponsored agency securities	$156.2	10.5%	$280.1	22.7%
Municipal obligations	187.5	12.7%	1.7	0.1%
Adjustable-rate preferred stock	54.7	3.7%	67.2	5.4%
Mutual funds	28.8	1.9%	0.0	0.0%
Corporate bonds	107.4	7.2%	49.9	4.0%
Direct U.S. obligation and GSE residential mortgage-backed securities	871.1	58.8%	781.2	63.2%
Private label residential mortgage-backed securities	25.8	1.7%	8.1	0.7%
CRA investments	25.0	1.7%	23.9	2.0%
Trust preferred securities	21.2	1.4%	23.0	1.9%
Private label commercial mortgage-backed securities	5.4	0.4%	0.0	0.0%
Collateralized debt obligations	0.1	0.0%	0.3	0.0%

Total	$1,483.2	100.0%	$1,235.4	100.0%

As of December 31, 2011 and 2010, the Company had an investment in bank-owned life insurance (“BOLI”) of $133.9 million and $129.8 million, respectively. The BOLI was purchased to help offset employee benefit costs. For additional information concerning investments, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition—Investments.”

Deposit Products

The Company offers a variety of deposit products including checking accounts, savings accounts, money market accounts and other types of deposit accounts, including fixed-rate, fixed maturity retail certificates of deposit. The Company has historically focused on growing its lower cost core customer deposits. As of December 31, 2011, the deposit portfolio was comprised of 27.5% non-interest bearing deposits and 72.5% interest-bearing deposits.

Non-interest bearing deposits consist of non-interest bearing checking account balances. The Company considers these deposits to be core deposits.

The competition for deposits in our markets is strong. The Company has historically been successful in attracting and retaining deposits due to several factors, including: (1) focus on a high quality of customer service; (2) our experienced relationship bankers who have strong relationships within their communities; (3) the broad selection of cash management services we offer; and (4) incentives to employees for business development. The Company intends to continue its focus on attracting deposits from our business lending relationships in order to maintain low cost of funds and improve net interest margin. The loss of low-cost deposits could negatively impact future profitability.

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

The Company’s deposit rates are determined by each individual bank through an internal oversight process under the direction of its asset and liability committee. The banks consider a number of factors when determining deposit rates, including:

•	current and projected national and local economic conditions and the outlook for interest rates;

•	local competition;

•	loan and deposit positions and forecasts, including any concentrations in either; and

•	FHLB advance rates and rates charged on other funding sources.

The following table shows our deposit composition:

	December 31,
	2011		2010
	Amount	Percent	Amount	Percent
	(dollars in thousands)
Non-interest bearing demand	$1,558,211	27.5%	$1,443,251	27.0%
Interest-bearing demand	482,729	8.5%	523,827	9.8%
Savings and money market	2,166,639	38.3%	1,926,060	36.1%
Time certificates of $100,000 or more	1,288,681	22.8%	1,276,369	23.9%
Other time deposits	162,252	2.9%	168,934	3.2%

Total deposits	$5,658,512	100.0%	$5,338,441	100.0%

In addition to our deposit base, we have access to other sources of funding, including FHLB and FRB advances, repurchase agreements and unsecured lines of credit with other financial institutions. Previously, we have also accessed the capital markets through trust preferred offerings. For additional information concerning our deposits see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Balance Sheet Analysis—Deposits.”

Financial Products and Services

In addition to traditional commercial banking activities, the Company offers other financial services to customers, including: internet banking, wire transfers, electronic bill payment, lock box services, courier, and cash management services.

Through Shine, a full service financial advisory firm, the Company offers financial planning and investment management.

Customer, Product and Geographic Concentrations

Approximately 61.3% and 63.9% of the loan portfolio at December 31, 2011 and 2010, respectively, consisted of commercial real estate secured loans, including commercial real estate loans and construction and land development loans. The Company’s business is concentrated in the Las Vegas, Los Angeles, Oakland, Phoenix, Reno, San Diego and Tucson metropolitan areas. Consequently, the Company is dependent on the trends of these regional economies. The Company is not dependent upon any single or limited number of customers, the loss of which would have a material adverse effect on the Company. No material portion of the Company’s business is seasonal.

Foreign Operations

The Company has no foreign operations. The bank subsidiaries provide loans, letters of credit and other trade-related services to commercial enterprises that conduct business outside the United States.

Customer Concentration

Neither the Company nor any of its reportable segments has any customer relationships that individually account for 10% of consolidated or segment revenues, respectively.

Competition

The financial services industry is highly competitive. Many of our competitors are much larger in total assets and capitalization, have greater access to capital markets, and offer a broader range of financial services than we can offer and may have lower cost structures.

This increasingly competitive environment is primarily a result of long term changes in regulation that made mergers and geographic expansion easier; changes in technology and product delivery systems and web-based tools; the accelerating pace of consolidation among financial services providers; and the flight of deposit customers to perceived increased safety. We compete for loans, deposits and customers with other banks, credit unions, securities and brokerage companies, mortgage companies, insurance companies, finance companies, and other non-bank financial services providers. This strong competition for deposit and loan products directly affects the rates of those products and the terms on which they are offered to consumers.

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

Employees

As of December 31, 2011, the Company had 942 full-time equivalent team members. The Company’s employees are not represented by a union or covered by a collective bargaining agreement. Management believes that its employee relations are good.

Recent Developments and Company Response

The global and U.S. economies, and the economies of the local communities in which we operate, experienced a rapid decline in 2008. The financial markets and the financial services industry in particular suffered unprecedented disruption, causing many major institutions to fail or require government intervention to avoid failure. These conditions were brought about largely by the erosion of U.S. and global credit markets, including a significant and rapid deterioration of the mortgage lending and related real estate markets. Despite these conditions, in 2011, we continued to grow net interest income to $257.7 million, up 10.8% from $232.6 million in 2010. However, as with many financial institutions in our markets, we continued to suffer losses resulting primarily from provisions and charge-offs for credit losses, and net losses on sales/valuations of other repossessed assets, though not at the same levels as 2010, resulting in a lower provision for credit losses in 2011 compared to 2010. As a result our net interest income after provision for credit loss in 2011 was $211.5 million, up 51.8% from $139.3 million in 2010.

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

•

The Consumer Financial Protection Bureau. The Dodd-Frank Act creates a new, independent Consumer Financial Protection Bureau (or the Bureau) within the Federal Reserve that is tasked with establishing and implementing rules and regulations under certain federal consumer protection laws. These consumer protection laws govern the manner in which we offer many of our financial products and services. On July 21, 2011, the rulemaking and certain enforcement authority for enumerated federal consumer financial protection laws was transferred to the Bureau. As a result of this transfer, the Bureau now has significant interpretive and enforcement authority with respect to many of the federal laws and regulations under which we operate. In accordance with this authority, the Bureau has officially transferred many of the regulations formally maintained by the Federal Reserve and the U.S. Department of Housing and Urban Development, to a new chapter of Title 12 of the Code of Federal Regulations maintained by the Bureau, many of which deal with consumer credit, account disclosures and residential mortgage lending. Although the Bureau did not make significant or substantive changes to the rules during this transfer, it now has authority to promulgate guidance and interpretations of these rules and regulations in a manner that could differ from prior interpretations from other federal regulatory bodies.

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

•

Debit Interchange Fees and Routing. The Dodd-Frank Act changed the manner in which certain fees could be charged or received by banks with respect to electronic debit transactions. The so-called Durbin Amendment, and the Federal Reserve’s implementing regulations, require that, unless exempt, bank issuers may only receive an interchange fee from merchants that is reasonable and proportional to the cost of clearing the transaction. Although this limitation only applies to banks with total assets, when aggregated or consolidated with the assets of all their affiliates, of $10 billion or more, other provisions of the Durbin Amendment and the Federal Reserve’s regulations also require that banks enable all debit cards with two or more unaffiliated payment networks. Moreover, banks are prohibited from placing restrictions or limiting a merchant’s ability to route an electronic debit transaction initiated through a debit card through any enabled network. These rules became effective on October 1, 2011.

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

The Company was a participant in programs established by the U.S. Treasury Department under the authority contained in the Emergency Economic Stabilization Act of 2008 (enacted on October 3, 2008) and the American Recovery and Reinvestment Act of 2009 (enacted on February 17, 2009). Among other matters, these laws:

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

During 2008, in addition to two private offerings raising a total of approximately $80 million in capital, the Company also took advantage of TARP Capital Purchase Program (“CPP”) to raise $140 million of new capital and strengthen its balance sheet.

The Small Business Lending Fund, or SBLF, is a dedicated investment fund that encourages lending to small businesses by providing capital to qualified community banks with assets of less than $10 billion. Enacted into law as part of the Small Business Jobs Act of 2010, under the SBLF Treasury makes a capital investment into community banks the dividend payment on which is adjusted depending on the growth in the bank’s qualifying small business lending. On September 27, 2011, as part of the SBLF program, the Company sold $141 million of Non-Cumulative Perpetual Preferred Stock, Series B (the “SBLF Preferred Stock”), to the Secretary of the Treasury (the “Secretary”), and used approximately $140.8 million of the proceeds from the sale of the SBLF Preferred Stock to redeem the 140,000 shares of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A (the “CPP Preferred Stock”), issued in 2008 to the Treasury under the CPP, plus the accrued and unpaid dividends owed on the CPP Preferred Stock. As a result of its redemption of the CPP Preferred Stock, the Company is no longer subject to the limits on executive compensation and other restrictions stipulated under CPP. The Company will be subject to all terms, conditions and other requirements for participation in SBLF for as long as any SBLF Preferred Stock remains outstanding.

The previously disclosed Consent Order between the FDIC and Torrey Pines Bank, dated November 16, 2009, was terminated on October 20, 2010 and replaced with a memorandum of understanding (“MOU”). This MOU, as well as the MOU at our Western Alliance Bank subsidiary, both were terminated by the FDIC and respective state banking agencies following regulatory examinations conducted during the third quarter of 2011.

The Company’s Bank of Nevada subsidiary has been placed under informal supervisory oversight by banking regulators in the form of a memorandum of understanding. The oversight requires enhanced supervision by the Board of Directors of the bank, and the adoption or revision of written plans and/or policies addressing such matters as asset quality, credit underwriting and administration, the allowance for loan and lease losses, loan and investment portfolio risks, asset-liability management and loan concentrations, as well as the formulation and adoption of comprehensive strategic plans. The bank is also prohibited from paying dividends or making other distributions to the Company without prior regulatory approval and is required to maintain higher levels of Tier 1 capital than otherwise would be required to be considered well-capitalized under federal capital guidelines. In addition, the bank is required to provide regulators with prior notice of certain management and director changes and, in certain cases, to obtain their non-objection before engaging in a transaction that would materially change its balance sheet composition. The Company believes Bank of Nevada is in full compliance with the requirements of the applicable memorandum of understanding.

Supervision and Regulation

The Company and its subsidiaries are extensively regulated and supervised under both Federal and State laws. A summary description of the laws and regulations which relate to the Company’s operations are discussed beginning on page 59.

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

In addition, copies of the Company’s annual report will be made available, free of charge, upon written request.

ITEM IA.	RISK FACTORS

Investing in our common stock involves various risks which are specific to the Company. Several of these risks and uncertainties, are discussed below and elsewhere in this report. This listing should not be considered as all-inclusive. These factors represent risks and uncertainties that could have a material adverse effect on our business, results of operations and financial condition. Other risks that we do not know about now, or that we do not believe are significant, could negatively impact our business or the trading price of our securities. In addition to common business risks such as theft, loss of market share and disasters, the Company is subject to special types of risk due to the nature of its business. See additional discussions about credit, interest rate, market and litigation risks in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of this report beginning on page 29 and additional information regarding legislative and regulatory risks in the “Supervision and Regulation” section beginning on page 59.

Risks Relating to Our Business

Our financial performance may be adversely affected by conditions in the financial markets and economic conditions generally

Our financial performance generally, and in particular the ability of borrowers to pay interest on and repay principal of outstanding loans and the value of collateral securing those loans, is highly dependent upon the business environment in the markets where we operate and in the United States as a whole. A favorable business environment is generally characterized by, among other factors, economic growth, efficient capital markets, low inflation, high business and investor confidence, and strong business earnings. Unfavorable or uncertain economic and market conditions can be caused by declines in economic growth, business activity or investor or business confidence, limitations on the availability or increases in the cost of credit and capital, increases in inflation or interest rates, natural disasters or a combination of these or other factors.

Since mid-2007, the financial services industry and the securities markets generally have been materially and adversely affected by significant declines in the values of nearly all asset classes and by a serious lack of liquidity. The global markets have been characterized by substantially increased volatility and an overall loss of investor confidence. Market conditions have led to the failure or merger of a number of prominent financial institutions. Financial institution failures or near-failures have resulted in further losses as a consequence of defaults on securities issued by them and defaults under contracts entered into with such entities as counterparties. Furthermore, declining asset values, defaults on mortgages and consumer loans, and the lack of market and investor confidence, as well as other factors, have all combined to increase credit default swap spreads and to cause rating agencies to lower credit ratings. Despite recent stabilization in asset prices, economic performance and significant declines in Federal Reserve borrowing rates, there remains a risk of continued asset and economic deterioration, which may increase the cost and decrease the availability of liquidity. Additionally, some banks and other lenders have suffered significant losses and they have become reluctant to lend, even on a secured basis, because of capital limitations, potentially increased risks of default and the impact of declining asset values on collateral. The foregoing has significantly weakened the strength and liquidity of some financial institutions worldwide.

It is possible that the business environment in the United States will continue to deteriorate for the foreseeable future. There can be no assurance that these conditions will improve in the near term. Such conditions could adversely affect the credit quality of our loans, our results of operations and our financial condition.

The Company is highly dependent on real estate and events that negatively impact the real estate market will hurt our business and earnings

The Company is located in areas in which economic growth is largely dependent on the real estate market, and a substantial majority of our loan portfolio is secured or otherwise dependent on real estate. Real estate values have been declining in our markets, in some cases in a material and even dramatic fashion, which affects collateral values and has resulted in increased provisions for credit losses. We expect the weakness in these portions of our loan portfolio to continue through 2012. Accordingly, it is anticipated that our nonperforming asset and charge-off levels will remain elevated.

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

The Company’s high concentration of commercial real estate, construction and land development and commercial and industrial loans expose us to increased lending risks

Commercial real estate, construction and land development and commercial and industrial loans, comprised approximately 85% of our total loan portfolio as of December 31, 2011, and expose the Company to a greater risk of loss than residential real estate and consumer loans, which comprised a smaller percentage of the total loan portfolio at December 31, 2011. Commercial real estate and land development loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to residential loans. Consequently, an adverse development with respect to one commercial loan or one credit relationship exposes us to a significantly greater risk of loss compared to an adverse development with respect to one residential mortgage loan. In addition, these real estate construction, acquisition and development loans have certain risks that are not present in other types of loans. The primary credit risks associated with real estate construction, acquisition and development loans are underwriting, project risks and market risks. Project risks include cost overruns, borrower credit risk, project completion risk, general contractor credit risk and environmental and other hazard risks. Market risks are risks associated with the sale of the completed residential and commercial units. They include affordability risk, which means the risk that borrowers cannot obtain affordable financing, product design risk, and risks posed by competing projects. Real estate construction, acquisition and development loans also involve additional risks because funds are advanced upon the security of the project, which is of uncertain value prior to its completion, and costs may exceed realizable values in declining real estate markets.

Because of the uncertainties inherent in estimating construction costs and the realizable market value of the completed project and the effects of governmental regulation of real property, it is relatively difficult to evaluate accurately the total funds required to complete a project and the related loan-to-value ratio. As a result, real estate construction, acquisition and development loans often involve the disbursement of substantial funds with repayment dependent, in part, on the success of the ultimate project and the ability of the borrower to sell or lease the property, rather than the ability of the borrower or guarantor to repay principal and interest. If our appraisal of the value of the completed project proves to be overstated or market values or rental rates decline, we may have inadequate security for the repayment of the loan upon completion of construction of the project. If we are forced to foreclose on a project prior to or at completion due to a default, there can be no assurance that we will be able to recover all of the unpaid balance and accrued interest on the loan as well as related foreclosure and holding costs. In addition, we may be required to fund additional amounts to complete the project and may have to hold the property for an unspecified period of time while we attempt to dispose of it. The adverse effects of the foregoing matters upon our real estate construction, acquisition and development portfolio could lead to a further increase in non-performing loans related to this portfolio and these non-performing loans may result in a material level of charge-offs, which may have a material adverse effect on our financial condition and results of operations.

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

At December 31, 2011, our allowance for credit losses was $99.2 million. Deterioration in the real estate market and/or general economic conditions could affect the ability of our loan customers to service their debt, which could result in additional loan provisions and subsequent increases in our allowance for credit losses in the future. Any increases in the provision or allowance for credit losses will result in a decrease in our net income and, potentially, capital, and may have a material adverse effect on our financial condition and results of operations. Moreover, because future events are uncertain and because we may not successfully identify all deteriorating loans in a timely manner, there may be loans that deteriorate in an accelerated time frame. If actual credit losses materially exceed our allowance for credit losses, we may be required to raise additional capital, which may not be available to us on acceptable terms or at all. Our inability to raise additional capital on acceptable terms when needed could materially and adversely affect our financial condition, results of operations and capital.

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

Because of the geographic concentration of our assets, our business is highly susceptible to local economic conditions

Our business is primarily concentrated in selected markets in Arizona, California and Nevada. As a result of this geographic concentration, our financial condition and results of operations depend largely upon economic conditions in these market areas. Deterioration in economic conditions in the markets we serve could result in one or more of the following: an increase in loan delinquencies; an increase in problem assets and foreclosures; a decrease in the demand for our products and services; and a decrease in the value of collateral for loans, especially real estate, in turn reducing customers’ borrowing power, the value of assets associated with problem loans and collateral coverage.

If actual credit losses exceed our provision for credit losses, we may also be required to record a valuation allowance against our deferred tax assets

Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some or all deferred tax assets will not be realized. This determination is based upon an evaluation of all available positive or negative evidence. As a result of losses incurred in 2009, and 2010, the Company is in a three-year cumulative pretax loss position at December 31, 2011. A cumulative loss position is considered significant negative evidence in assessing the realizability of a deferred tax asset. The Company has assessed its ability to utilize deferred tax assets and we have concluded that there is sufficient positive evidence to overcome this negative evidence. This positive evidence includes Company forecasts, exclusive of tax planning strategies, that show realization of deferred tax assets by the end of 2013 based on current projections. In addition, management has identified tax planning strategies that would also be available to utilize deferred tax assets. The Company has concluded that there is sufficient positive evidence to overcome negative evidence, and that it is not more likely than not that deferred tax assets will not be realized. However, if future results underperform management’s forecasts, the Company may be required to record a valuation allowance against some or all of its deferred tax assets which would have an adverse impact on our capital.

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

The downgrade of the U.S. government’s sovereign credit rating, any related rating agency action in the future, the ongoing debt crisis in Europe and the downgrade of the sovereign credit ratings for several European nations could negatively impact our business, financial condition and results of operations

On November 21, 2011, a Congressional committee that was formed to achieve $1.2 trillion in deficit reduction measures announced that it had failed to achieve its stated purpose by the deadline imposed by Congress’ August agreement to raise the U.S. government’s debt ceiling. Standard & Poor’s Rating Services, which had downgraded the U.S. government’s AAA sovereign credit rating to AA+ with a negative outlook in August 2011, affirmed its AA+ rating following the announcement. Moody’s Investors Services, which changed its U.S. government rating outlook to negative on August 2, 2011, also reaffirmed its rating following the Congressional committee’s announcement. On November 22, 2011, Fitch Ratings stated that the failure of the committee to reach an agreement would likely cause it to change its outlook on U.S. government debt to negative. Further, on November 28, 2011, Fitch stated that a downgrade of the U.S. sovereign credit rating would occur without a credible plan in place by 2013 to reduce the U.S. government deficit. The impact of any additional downgrades to the U.S. government’s sovereign credit rating by any of these rating agencies, as well as the perceived creditworthiness of U.S. government-related obligations, is inherently unpredictable and could adversely affect the U.S. and global financial markets and economic conditions and have a material adverse effect on our business, financial condition and results of operation.

In addition, while we don’t have direct exposure certain European nations continue to experience varying degrees of financial stress. Despite various assistance packages, worries about European financial institutions and sovereign finances persist. On January 13, 2012, Standard & Poor’s downgraded the credit ratings of France, Italy and seven other European nations in part as a result of the failure of leaders to address systemic stresses in the Eurozone. Market concerns over the direct and indirect exposure of European banks and insurers to these European Union nations and each other have resulted in a widening of credit spreads and increased costs of funding for some European financial institutions. Risks related to the European economic crisis have had, and are likely to continue to have, a negative impact on global economic activity and the financial markets. As these conditions persist, our financial condition and results of operations could be materially adversely affected.

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

From time to time, the Company has been dependent on borrowings from the FHLB and the FRB, and there can be no assurance these programs will be available as needed

As of December 31, 2011, the Company has borrowings from the FHLB of San Francisco of $280.0 million and no borrowings from the FRB. The Company in the recent past has been reliant on such borrowings to satisfy its liquidity needs. The Company’s borrowing capacity is generally dependent on the value of the Company’s collateral pledged to these entities. These lenders could reduce the borrowing capacity of the Company or eliminate certain types of collateral and could otherwise modify or even terminate its loan programs. Any change or termination would have an adverse affect on the Company’s liquidity and profitability.

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

Any reduction in the Company’s credit rating could increase the cost of funding from the capital markets

Moody’s Investors Service regularly evaluates its ratings of us and our long-term debt based on a number of factors, including our financial strength as well as factors not entirely within our control, including conditions affecting the financial services industry generally. In light of the difficulties in the financial services industry and the real estate and financial markets, there can be no assurance that we will not be subject to credit downgrades. Credit ratings measure a company’s ability to repay its obligations and directly affect the cost and availability to that company of unsecured financing. Downgrades could adversely affect the cost and other terms upon which we are able to obtain funding and increase our cost of capital.

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

The Company cannot provide any assurance that it will be successful in overcoming these risks or any other problems encountered in connection with acquisitions and the organization of new banks. Further, the Bank of Nevada is currently subject to a memorandum of understanding, which, among other things, imposes requirements that could limit the Bank’s ability to grow its business. See “Legal Proceedings.” Regulatory enforcement actions, like a memorandum of understanding, also may adversely affect our ability to engage in certain expansionary activities. The Company’s inability to provide resources necessary for its subsidiary banks to meet the requirements of any regulatory action or otherwise to overcome these risks could have an adverse effect on the achievement of our business strategy and maintenance of our market value.

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

The success of the Company is dependent upon its ability to recruit and retain qualified employees especially seasoned relationship bankers

The Company’s business plan includes and is dependent upon hiring and retaining highly qualified and motivated executives and employees at every level. In particular, our relative success to date has been partly the result of our management’s ability to identify and retain highly qualified relationship bankers that have long-standing relationships in their communities. These professionals bring with them valuable customer relationships and have been an integral part of our ability to attract deposits and to expand our marketshare. From time to time, the Company recruits or utilizes the services of employees who are subject to limitations on their ability to use confidential information of a prior employer, to freely compete with that employer, or to solicit customers of that employer. If the Company is unable to hire or retain qualified employees it may not be able to successfully execute its business strategy. If the Company or its employee is found to have violated any nonsolicitation or other restrictions applicable to it or its employees, the Company or its employee could become subject to litigation or other proceedings.

The Company would be harmed if it lost the services of any of its senior management team or senior relationship bankers

We believe that our success to date has been substantially dependent on our senior management team, which includes Robert Sarver, Chairman and Chief Executive Officer, Kenneth Vecchione, President and Chief Operating Officer, Dale Gibbons, Chief Financial Officer, Robert R. McAuslan, Chief Credit Officer, Bruce Hendricks, Chief Executive Officer of Bank of Nevada, James Lundy, Chief Executive Officer of Western Alliance Bank, Gerald Cady, Chief Executive Officer of Torrey Pines Bank, and certain of our senior relationship bankers. We also believe that our prospects for success in the future are dependent on retaining our senior management team and senior relationship bankers. In addition to their skills and experience as bankers, these persons provide us with extensive community ties upon which our competitive strategy is based. Our ability to retain these persons may be hindered by the fact that we have not entered into employment agreements with any of them. The loss of the services of any of these persons, particularly Mr. Sarver, could have an adverse effect on our business if we cannot replace them with equally qualified persons who are also familiar with our market areas.

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

The Company has received an IRS notice of proposed deficiency related to the Company’s claim of certain deductions on its 2008 tax return, in connection with the partial worthlessness of collateralized debt obligations, which deductions resulted in an approximately $37-million tax refund for the 2006 and 2007 taxable periods. The Company has since received a favorable oral decision from the IRS Appellate Conferee, which decision must be approved by the Joint Committee on Taxation before the matter is closed

The Internal Revenue Service’s Examination Division issued a notice of proposed deficiency on January 10, 2011, proposing a taxable income adjustment of $136.7 million related to deductions taken on the Company’s 2008 tax return in connection with the partial worthlessness of collateralized debt obligations, or CDOs. The use of these deductions on the Company’s 2008 tax return resulted in a net operating loss carryback claim for a tax refund of approximately $40.0 million of federal taxes for the 2006 and 2007 taxable periods. The Company filed a protest of the proposed deficiency, which caused the matter to be referred to the Appeals Division of the IRS. The Appellate Conferee has conceded that our $136.7 million deduction was correct and has proposed no further adjustments. However, the case is not yet closed. Due to the size of the refund, the Appellate Conferee was required to submit his formal written recommendation to the Joint Committee on Taxation and will close the case after receiving approval from that committee. The Company has not accrued a reserve for this potential exposure.

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

We may experience interruptions or breaches in our information system security

We rely heavily on communications and information systems to conduct our business. Any failure, interruption or breach in security of these systems could result in failures or disruptions in our customer relationship management, general ledger, deposit, loan and other systems. While we have policies and procedures designed to prevent or limit the effect of the failure, interruption or security breach of these information systems, there can be no assurance that any such failures, interruptions or security breaches will not occur or, if they do occur, that they will be adequately addressed. The occurrence of any failures, interruptions or security breaches of these information systems could damage our reputation, result in a loss of customer business, subject us to additional regulatory scrutiny, or expose us to civil litigation and possible financial liability, any of which could have a material adverse effect on our financial condition and results of operations.

A failure in or breach of our operational or security systems or infrastructure, or those of our third party vendors and other service providers, including as a result of cyber attacks, could disrupt our businesses, result in the disclosure or misuse of confidential or proprietary information, damage our reputation, increase our costs and cause losses

As a financial institution, we are susceptible to fraudulent activity that may be committed against us or our clients, which may result in financial losses to us or our clients, privacy breaches against our clients, or damage to our reputation. Such fraudulent activity may take many forms, including check fraud, electronic fraud, wire fraud, phishing, and other dishonest acts. In recent periods, there has been a rise in electronic fraudulent activity within the financial services industry, especially in the commercial banking sector, due to cyber criminals targeting commercial bank accounts. Consistent with industry trends, we have also experienced an increase in attempted electronic fraudulent activity in recent periods.

In addition, our operations rely on the secure processing, storage and transmission of confidential and other information on our computer systems and networks. Although we take numerous protective measures to maintain the confidentiality, integrity and availability of our and our clients’ information across all geographic and product lines, and endeavor to modify these protective measures as circumstances warrant, the nature of the threats continues to evolve. As a result, our computer systems, software and networks and those of our customers may be vulnerable to unauthorized access, loss or destruction of data (including confidential client information), account takeovers, unavailability of service, computer viruses or other malicious code, cyber attacks and other events that could have an adverse security impact and result in significant losses by us and/or our customers. Despite the defensive measures we take to manage our internal technological and operational infrastructure, these threats may originate externally from third parties, such as foreign governments, organized crime and other hackers, and outsource or infrastructure-support providers and application developers, or the threats may originate from within our organization. Given the increasingly high volume of our transactions, certain errors may be repeated or compounded before they can be discovered and rectified.

We also face the risk of operational disruption, failure, termination or capacity constraints of any of the third parties that facilitate our business activities, including exchanges, clearing agents, clearing houses or other financial intermediaries. Such parties could also be the source of an attack on, or breach of, our operational systems, data or infrastructure. In addition, as interconnectivity with our clients grows, we increasingly face the risk of operational failure with respect to our clients’ systems.

Although to date we have not experienced any material losses relating to cyber attacks or other information security breaches, there can be no assurance that we will not suffer such losses in the future. Our risk and exposure to these matters remains heightened because of, among other things, the evolving nature of these threats, the outsourcing of some of our business operations, and the continued uncertain global economic environment. As cyber threats continue to evolve, we may be required to expend significant additional resources to continue to modify or enhance our protective measures or to investigate and remediate any information security vulnerabilities.

We maintain an insurance policy which we believe provides sufficient coverage at a manageable expense for an institution of our size and scope with similar technological systems. However, we cannot assure that this policy will afford coverage for all possible losses or would be sufficient to cover all financial losses, damages, penalties, including lost revenues, should we experience any one or more of our or a third party’s systems failing or experiencing attack.

Risks Related to the Banking Industry

We operate in a highly regulated environment and the laws and regulations that govern our operations, corporate governance, executive compensation and accounting principles, or changes in them, or our failure to comply with them, may adversely affect us

The Company is subject to extensive regulation, supervision, and legislation that governs almost all aspects of our operations. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Supervision and Regulation” included in this Annual Report on Form 10-K. Intended to protect customers, depositors and the FDIC’s Deposit Insurance Fund, these laws and regulations, among other matters, prescribe minimum capital requirements, impose limitations on the business activities in which we can engage, limit the dividends or distributions that our banking institutions can pay to our holding company, restrict the ability of institutions to guarantee our parent company’s debt, impose certain specific accounting requirements on us that may be more restrictive and may result in greater or earlier charges to earnings or reductions in our capital than generally accepted accounting principles, among other things. Compliance with laws and regulations can be difficult and costly, and changes to laws and regulations often impose additional compliance costs. Further, an alleged failure by us to comply with these laws and regulations, even if we acted in good faith or the alleged failure reflects a difference in interpretation, could subject the Company to additional restrictions on its business activities, fines and other penalties, any of which could adversely affect our results of operations, capital base and the price of our securities.

On July 21, 2010, President Obama signed the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, into law. The Dodd-Frank Act has had, and will continue to have, a broad impact on the financial services industry, including significant regulatory and compliance changes. Many of the requirements called for in the Dodd-Frank Act are in the process of being implemented by regulations issued by the SEC and Federal banking agencies, such as the FDIC and Federal Reserve, and will continue to be implemented over the course of several years. Given the uncertainty associated with the manner in which the provisions of the Dodd-Frank Act will be implemented by the various regulatory agencies and through regulations, the full extent of the impact such requirements will have on our operations is unclear. The changes resulting from the Dodd-Frank Act may impact the profitability of our business activities, require changes to certain of our business practices, impose upon us more stringent capital, liquidity and leverage requirements or otherwise adversely affect our business. In particular, the potential impact of the Dodd-Frank Act on our operations and activities, both currently and prospectively, include, among others:

•	a reduction in our ability to generate or originate revenue-producing assets as a result of compliance with heightened capital standards;

•	increased cost of operations due to greater regulatory oversight, supervision and examination of banks and bank holding companies, and higher deposit insurance premiums;

•	the limitation on our ability to raise capital through the use of trust preferred securities as these securities may no longer be included in Tier 1 capital going forward; and

•	the limitations on our ability to offer certain consumer products and services due to anticipated stricter consumer protection laws and regulations.

Examples of these provisions include, but are not limited to:

•

Creation of the Financial Stability Oversight Council that may recommend to the Federal Reserve increasingly strict rules for capital, leverage, liquidity, risk management and other requirements as companies grow in size and complexity;

•	Application of the same leverage and risk-based capital requirements that apply to insured depository institutions to most bank holding companies, such as the Company;

•

Changes to the assessment base used by the FDIC to assess insurance premiums from insured depository institutions and increases to the minimum reserve ratio for the Deposit Insurance Fund, or DIF, from 1.15% to not less than 1.35%, with provisions to require institutions with total consolidated assets of $10 billion or more to bear a greater portion of the costs associated with increasing the DIF’s reserve ratio;

•	Repeal of the federal prohibitions on the payment of interest on demand deposits, thereby permitting depository institutions to pay interest on business transaction and other accounts;

•

Establishment of a consumer financial protection bureau with broad authority to implement new consumer protection regulations and, for bank holding companies with $10 billion or more in assets, to examine and enforce compliance with federal consumer laws;

•	Implementation of risk retention rules for loans (excluding qualified residential mortgages) that are sold by a bank; and

•	Amendment of the Electronic Fund Transfer Act to, among other things, give the Federal Reserve the authority to issue rules have limiting debit-card interchange fees.

In addition, under section 343 of the Dodd-Frank Act, deposits held in noninterest-bearing transaction accounts at our bank subsidiaries are fully insured by the FDIC regardless of the balance in the account through December 31, 2012. This unlimited coverage is available to all depositors and is separate from, and in addition to, the insurance coverage provided for a depositor’s other accounts held at our banks. Unless extended, the scheduled expiration on January 1, 2013 of the unlimited deposited insurance for noninterest-bearing transaction accounts may result in a loss of deposits at our banks, which could have an adverse effect on our business and financial condition.

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

State and federal banking agencies periodically conduct examinations of our business, including for compliance with laws and regulations, and our failure to comply with any supervisory actions to which we are or become subject as a result of such examinations may adversely affect us

State and federal banking agencies periodically conduct examinations of our business, including for compliance with laws and regulations. If, as a result of an examination, the FDIC or Federal Reserve were to determine that the financial condition, capital resources, asset quality, earnings prospects, management, liquidity or other aspects of any of the banks’ operations had become unsatisfactory, or that any of the banks or their management was in violation of any law or regulation, the FDIC or Federal Reserve may take a number of different remedial or enforcement actions as it deems appropriate. These actions include the power to enjoin “unsafe or unsound” practices, to require affirmative actions to correct any conditions resulting from any violation or practice, to issue an administrative order that can be judicially enforced, to direct an increase in the bank’s capital, to restrict the bank’s growth, to assess civil monetary penalties against the bank’s officers or directors, to remove officers and directors and, if the FDIC concludes that such conditions cannot be corrected or there is an imminent risk of loss to depositors, to terminate the bank’s deposit insurance. Under Nevada, Arizona and California law, the respective state banking supervisory authority has many of the same enforcement powers with respect to its state-chartered banks.

Bank of Nevada has been placed under informal supervisory oversight by banking regulators in the form of a memorandum of understanding. The oversight requires enhanced supervision by the Board of Directors of the bank, and the adoption or revision of written plans and/or policies addressing such matters as asset quality, credit underwriting and administration, the allowance for loan and lease losses, loan and investment portfolio risks, asset-liability management and loan concentrations, as well as the formulation and adoption of comprehensive strategic plans. The bank is also prohibited from paying dividends or making other distributions to the Company without prior regulatory approval and is required to maintain higher levels of Tier 1 capital than otherwise would be required to be considered well-capitalized under federal capital guidelines. In addition, the Bank of Nevada is required to provide regulators with prior notice of certain management and director changes and, in certain cases, to obtain their non-objection before engaging in a transaction that would materially change its balance sheet composition.

If we were unable to comply with regulatory directives in the future, or if we were unable to comply with the terms of any future supervisory requirements to which we may become subject, then we could become subject to additional supervisory actions and orders, including cease and desist orders, prompt corrective action and/or other regulatory enforcement actions. If our regulators were to take such additional supervisory actions, then we could, among other things, become subject to greater restrictions on our ability to develop any new business, as well as restrictions on our existing business, and we could be required to raise additional capital, dispose of certain assets and liabilities within a prescribed period of time, or both. Failure to implement the measures in the time frames provided, or at all, could result in additional orders or penalties from federal and state regulators, which could result in one or more of the remedial actions described above. In the event that one or more of our banks was ultimately unable to comply with the terms of a regulatory enforcement action, such a bank could ultimately fail and be placed into receivership by the chartering agency. Under applicable federal law and FDIC regulations, the failure of one of the subsidiary banks could impose liability for any loss to the FDIC or the DIF on the remaining subsidiary banks, further straining the financial resources available to the surviving charters. The terms of any such supervisory action and the consequences associated with any failure to comply therewith could have a material negative effect on our business, operating flexibility and financial condition.

Changes in interest rates could adversely affect our profitability, business and prospects

Most of the Company’s assets and liabilities are monetary in nature, which subjects us to significant risks from changes in interest rates and can impact our net income and the valuation of our assets and liabilities. Increases or decreases in prevailing interest rates could have an adverse effect on our business, asset quality and prospects. The Company’s operating income and net income depend to a great extent on our net interest margin. Net interest margin is the difference between the interest yields we receive on loans, securities and other earning assets and the interest rates we pay on interest bearing deposits, borrowings and other liabilities. These rates are highly sensitive to many factors beyond our control, including competition, general economic conditions and monetary and fiscal policies of various governmental and regulatory authorities, including the Federal Reserve. If the rate of interest we pay on our interest bearing deposits, borrowings and other liabilities increases more than the rate of interest we receive on loans, securities and other earning assets increases, our net interest income, and therefore our earnings, would be adversely affected. The Company’s earnings also could be adversely affected if the rates on our loans and other investments fall more quickly than those on our deposits and other liabilities.

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

The Company is exposed to risk of environmental liabilities with respect to properties to which we obtain title

Approximately 71% of the Company’s loan portfolio at December 31, 2011 was secured by real estate. In the course of our business, the Company may foreclose and take title to real estate, and could be subject to environmental liabilities with respect to these properties. We may be held liable to a governmental entity or to third parties for property damage, personal injury, investigation and clean-up costs incurred by these parties in connection with environmental contamination, or may be required to investigate or clean up hazardous or toxic substances, or chemical releases at a property. The costs associated with investigation or remediation activities could be substantial. In addition, if we are the owner or former owner of a contaminated site, we may be subject to common law claims by third parties based on damages and costs resulting from environmental contamination emanating from the property. These costs and claims could adversely affect our business and prospects.

Risks Related to our Common Stock

The price of our common stock may fluctuate significantly, and this may make it difficult for you to resell shares of common stock owned by you at times or at prices you find attractive

The price of our common stock on New York Stock Exchange constantly changes. We expect that the market price of our common stock will continue to fluctuate and there can be no assurances about the market prices for our common stock.

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

There may be future sales or other dilution of our equity, which may adversely affect the market price of our common stock

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

Offerings of debt, which would be senior to our common stock upon liquidation, and/or preferred equity securities which may be senior to our common stock for purposes of dividend distributions or upon liquidation, may adversely affect the market price of our common stock

We may from time to time issue debt securities, borrow money through other means, or issue preferred stock. On August 25, 2010, the Company completed a public offering of $75 million in principal Senior Notes due in 2015. In 2011, we issued preferred stock to the federal government under the SBLF program, and from time to time we have borrowed money from the Federal Reserve, the FHLB, other financial institutions and other lenders. All of these securities or borrowings have priority over the common stock on a liquidation, which could affect the market price of our stock. The SBLF preferred stock also may restrict our ability to pay dividends on our common stock under certain circumstances. See Exhibits 3.8 and 3.9 attached hereto and incorporated herein by this reference.

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

Anti-takeover provisions could negatively impact our stockholders

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

At December 31, 2011, the Company and Western Alliance Bank are headquartered at One E. Washington Street in Phoenix, Arizona. In addition, the Company occupies a leased 7,000 square foot service center in San Diego, California and owns a 36,000 square foot operations facility in Las Vegas, Nevada. The Company also has 6 executive and administrative facilities, 3 of which are owned, located in Las Vegas, Nevada, San Diego, California, Oakland, California, Phoenix, Arizona, Wilmington, Delaware and Reno, Nevada.

At December 31, 2011, the Company operated 39 domestic branch locations, of which 18 are owned and 21 are on leased premises. See Item 1 “Business” for location cities on page 4. For information regarding rental payments, see Note 5, “Premises and Equipment” of the Consolidated Financial Statements. In addition, the Company had one non-banking subsidiary with a leased office in Denver, Colorado.

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

As previously disclosed in this Annual Report on Form 10-K, one of the Company’s banking subsidiaries, Bank of Nevada, has been placed under informal supervisory oversight by banking regulators in the form of a memorandum of understanding. The oversight requires enhanced supervision by the Board of Directors of the bank, and the adoption or revision of written plans and/or policies addressing such matters as asset quality, credit underwriting and administration, the allowance for loan and lease losses, loan and investment portfolio risks, asset-liability management and loan concentrations, as well as the formulation and adoption of comprehensive strategic plans. The bank is also prohibited from paying dividends or making other distributions to the Company without prior regulatory approval and is required to maintain higher levels of Tier 1 capital than otherwise would be required to be considered well-capitalized under federal capital guidelines. In addition, the bank is required to provide regulators with prior notice of certain management and director changes and, in certain cases, to obtain their non-objection before engaging in a transaction that would materially change its balance sheet composition. The Company believes Bank of Nevada is in full compliance with the requirements of the memorandum of understanding.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The Company’s common stock began trading on the New York Stock Exchange under the symbol “WAL” on June 30, 2005. The Company has filed, without qualifications, its 2011 Domestic Company section 303A CEO certification regarding its compliance with the NYSE’s corporate governance listing standards. The following table presents the high and low sales prices of the Company’s common stock for each quarterly period for the last two years as reported by The NASDAQ Global Select Market:

	2011 Quarters				2010 Quarters
	Fourth	Third	Second	First	Fourth	Third	Second	First
Range of stock prices:
High	$6.87	$7.60	$8.33	$8.45	$7.46	$8.10	$9.64	$6.04
Low	4.99	4.44	6.47	6.77	5.69	5.98	5.59	3.75

Holders

At December 31, 2011, there were approximately 1,347 stockholders of record. This number excludes an estimate for the number of stockholders whose shares are held in the name of brokerage firms or other financial institutions. The Company is not provided the exact number of or identities of these stockholders. There are no other classes of common equity outstanding.

Dividends

Western Alliance Bancorporation (“Western Alliance”) is a legal entity separate and distinct from the banks and our other non-bank subsidiaries. As a holding company with limited significant assets other than the capital stock of our subsidiaries, Western Alliance’s ability to pay dividends depends primarily upon the receipt of dividends or other capital distributions from our subsidiaries. Our subsidiaries’ ability to pay dividends to Western Alliance is subject to, among other things, their individual earnings, financial condition and need for funds, as well as federal and state governmental policies and regulations applicable to Western Alliance and each of those subsidiaries, which limit the amount that may be paid as dividends without prior approval. See the additional discussion in the “Supervision and Regulation” section of this report for information regarding restrictions on the ability to pay cash dividends. Our Bank of Nevada subsidiary is also presently subject to a Memorandum of Understanding that requires prior regulatory approval of any dividend paid to Western Alliance Bancorporation. In addition, the terms and conditions of other securities we issue may restrict our ability to pay dividends to holders of our common stock. For example if any required payments on outstanding trust preferred securities or our SBLF preferred stock are not made, Western Alliance would be prohibited from paying cash dividends on our common stock. Western Alliance has never paid a cash dividend on its common stock and does not anticipate paying any cash dividends in the foreseeable future.

Sale of Unregistered Securities

The information required by this item is incorporated by reference from Item 3.02 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 27, 2011.

Share Repurchases

There were no shares repurchased during 2011 or 2010.

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

The following selected financial data have been derived from the Company’s consolidated financial condition and results of operations, as of and for the years ended December 31, 2011, 2010, 2009, 2008 and 2007, and should be read in conjunction with the consolidated financial statements and the related notes included elsewhere in this report:

	Year Ended December 31,
	2011	2010	2009	2008	2007
	(in thousands, except per share data)
Results of Operations:
Interest income	$296,591	$281,813	$276,023	$295,591	$305,822
Interest expense	38,923	49,260	73,734	100,683	125,933

Net interest income	257,668	232,553	202,289	194,908	179,889
Provision for credit losses	46,188	93,211	149,099	68,189	20,259

Net interest income after provision for credit losses	211,480	139,342	53,190	126,719	159,630
Non-interest income	34,457	46,836	4,435	(117,258)	22,533
Non-interest expense	195,598	196,758	242,977	288,967	131,011

Income (loss) from continuing operations before taxes	50,339	(10,580)	(185,352)	(279,506)	51,152
Income tax provision (benefit)	16,849	(6,410)	(38,453)	(49,496)	16,674

Income (loss) from continuing operations	33,490	(4,170)	(146,899)	(230,010)	34,478
Loss from discontinued operations, net of tax benefit	(1,996)	(3,025)	(4,507)	(6,450)	(1,603)

Net income (loss)	$31,494	$(7,195)	$(151,406)	$(236,460)	$32,875

	Year Ended December 31,
	2011	2010	2009	2008	2007
	(in thousands, except per share data)
Per Share Data:
Income (loss) per share—basic	$0.19	$(0.23)	$(2.74)	$(7.27)	$1.14
Income (loss) per share—diluted	$0.19	$(0.23)	$(2.74)	$(7.27)	$1.06
Income (loss) per share from continuing operations—basic	$0.41	$(0.06)	$(2.50)	$(7.04)	$1.19
Income (loss) per share from continuing operations—diluted	$0.41	$(0.06)	$(2.50)	$(7.04)	$1.11
Book value per common share	$6.02	$5.77	$6.18	$9.59	$16.63
Shares outstanding at period end	82,362	81,669	72,504	38,601	30,157
Weighted average shares outstanding—basic	80,909	75,083	58,836	32,652	28,918
Weighted average shares outstanding—diluted	81,183	75,083	58,836	32,652	31,019

Selected Balance Sheet Data:
Cash and cash equivalents	$154,995	$216,746	$396,830	$139,954	$115,629
Investments and other	$1,490,501	$1,273,098	$864,779	$565,377	$736,200
Gross loans, including net deferred loan fees	$4,780,069	$4,240,542	$4,079,638	$4,095,711	$3,633,009
Allowance for loan losses	$99,170	$110,699	$108,623	$74,827	$49,305
Assets	$6,844,541	$6,193,883	$5,753,279	$5,242,761	$5,016,096
Deposits	$5,658,512	$5,338,441	$4,722,102	$3,652,266	$3,546,922
Other borrowings	$355,000	$75,000	$—	$—	$—
Junior subordinated and subordinated debt	$36,985	$43,034	$102,438	$103,038	$122,240
Stockholders’ equity	$636,683	$602,174	$575,725	$495,497	$501,518

Selected Other Balance Sheet Data:
Average assets	$6,486,396	$6,030,609	$5,575,025	$5,198,237	$4,667,243
Average earning assets	$5,964,056	$5,526,521	$5,125,574	$4,600,466	$4,123,956
Average stockholders’ equity	$631,361	$601,412	$586,171	$512,872	$493,365

Selected Financial and Liquidity Ratios:
Return on average assets	0.49%	(0.12)%	(2.72)%	(4.55)%	0.70%
Return on average stockholders’ equity	4.99%	(1.20)%	(25.83)%	(46.11)%	6.66%
Net interest margin (2)	4.37%	4.23%	3.97%	4.28%	4.40%
Loan to deposit ratio	84.48%	79.43%	86.39%	112.14%	102.43%

Capital Ratios:
Leverage ratio	9.8%	9.5%	9.5%	8.9%	7.4%
Tier 1 risk-based capital ratio	11.3%	12.0%	11.8%	9.8%	7.9%
Total risk-based capital ratio	12.6%	13.2%	14.4%	12.3%	10.3%
Average equity to average assets	9.7%	10.0%	10.5%	9.9%	10.6%

Selected Asset Quality Ratios:
Nonaccrual loans to gross loans	1.89%	2.76%	3.77%	1.44%	0.49%
Nonaccrual loans and repossessed assets to total assets	2.62%	3.63%	4.12%	1.40%	0.42%
Loans past due 90 days or more and still accruing to total loans	0.05%	0.03%	0.14%	0.30%	0.02%
Allowance for credit losses to total loans	2.07%	2.61%	2.66%	1.83%	1.36%
Allowance for credit losses to nonaccrual loans	109.71%	94.62%	70.67%	128.34%	275.86%
Net charge-offs to average loans	1.32%	2.22%	2.86%	1.10%	0.23%

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with “Item 8 – Consolidated Financial Statements and Supplementary Data.” This discussion and analysis contains forward-looking statements that involve risk, uncertainties and assumptions. Certain risks, uncertainties and other factors, including but not limited to those set forth under “Cautionary Note Regarding Forward-Looking Statements,” may cause actual results to differ materially from those projected in the forward-looking statements.

Financial Overview and Highlights

Western Alliance Bancorporation is a multi-bank holding company headquartered in Phoenix, Arizona that provides full service banking, lending and investment advisory services through its subsidiaries.

Financial Result Highlights of 2011

Net income available to common stockholders for the Company of $15.3 million, or $0.19 per diluted share for 2011, compared to net loss of $17.1 million or ($0.23) loss per diluted share for 2010.

The significant factors impacting earnings of the Company during 2011 were:

•

All bank subsidiaries were profitable for the first time since 2007. Bank of Nevada reported net income of $7.5 million compared to a net loss of $26.4 million in 2010. Western Alliance Bank reported net income of $19.8 million for 2011 compared to $12.8 million for 2010. The Torrey Pines Bank Segment (which excludes discontinued operation), reported net income of $19.5 million for 2011 compared to $10.3 million for 2010.

•

During 2011, the Company improved its net interest margin to 4.37% from 4.23% and its net interest spread to 4.12% from 3.92%. The increase is attributed to the reduction in the cost of interest bearing liabilities, primarily deposits, at a faster rate than the reduction on earning asset yields to 0.90% from 1.20%. The Company has continued to report consecutive quarters of increases in net interest income.

•	The Company experienced loan growth of $539.5 million to $4.78 billion at December 31, 2011 from $4.24 billion at December 31, 2010.

•	During 2011, the Company increased deposits by $320.1 million to $5.66 billion at December 31, 2011 from $5.34 billion at December 31, 2010.

•	Other assets acquired through foreclosure declined by $18.6 million to $89.1 million at December 31, 2011 from $107.7 million at December 31, 2010.

•

Provision expense for 2011 declined $47.0 million to $46.2 million compared to $93.2 million for 2010 as net charge-offs also declined by $33.4 million to $57.7 million in 2011 compared to $91.1 million in 2010.

•

Key asset quality ratios improved for 2011 compared to 2010. Nonaccrual loans and repossessed assets to total assets improved to 2.62% from 3.63% in 2010 and nonaccrual loans to gross loans improved to 1.89% at the end of 2011 compared to 2.76% at the end of 2010.

•	On September 27, 2011, the Company received $141.0 million from participation in the U.S. Department of Treasury’s Small Business Lending Fund (SBLF).

•	The Company redeemed its CPP Preferred Stock of $140 million on September 27, 2011 and recorded a one-time equity charge of $6.9 million.

•	On November 23, 2011, the Company completed the repurchase of a warrant held by the U.S. Department of the Treasury.

The impact to the Company from these items, and others of both a positive and negative nature, will be discussed in more detail as they pertain to the Company’s overall comparative performance for the year ended December 31, 2011 throughout the analysis sections of this report.

A summary of our results of operations and financial condition and select metrics is included in the following table:

	Year Ended December 31,
	2011	2010	2009
	(in thousands, except per share amounts)
Net income (loss) available to common stockholders	$15,288	$(17,077)	$(161,148)
Basic earnings (loss) per share	0.19	(0.23)	(2.74)
Diluted earnings (loss) per share	0.19	(0.23)	(2.74)
Total assets	$6,844,541	$6,193,883	$5,753,279
Gross loans	$4,780,069	$4,240,542	$4,079,639
Total deposits	$5,658,512	$5,338,441	$4,722,102
Net interest margin	4.37%	4.23%	3.97%
Return on average assets	0.49%	(0.12)%	(2.72)%
Return on average stockholders' equity	4.99%	(1.20)%	(25.84)%

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

	Year Ended December 31,
	2011	2010	2009
		(in thousands)
Non-accrual loans	$90,392	$116,999	$153,702
Non-performing assets	294,568	342,808	289,066
Non-accrual loans to gross loans	1.89%	2.76%	3.77%
Net charge-offs to average loans	1.32%	2.22%	2.86%

Asset and Deposit Growth

The ability to originate new loans and attract new deposits is fundamental to the Company’s asset growth. The Company’s assets and liabilities are comprised primarily of loans and deposits. Total assets increased during 2011 to $6.84 billion from $6.19 billion at December 31, 2010. Total gross loans excluding net deferred fees and unearned income increased by $540.6 million, or 12.7%, as of December 31, 2011 compared to December 31, 2010. Total deposits increased $320.1 million, or 6.0%, to $5.66 billion as of December 31, 2011 from $5.34 billion as of December 31, 2010.

RESULTS OF OPERATONS

The following table sets forth a summary financial overview for the comparable years:

	Year Ended December 31,		Increase
	2011	2010	(Decrease)
	(in thousands, except per share amounts)
Consolidated Statement of Operations Data:
Interest income	$296,591	$281,813	$14,778
Interest expense	38,923	49,260	(10,337)

Net interest income	257,668	232,553	25,115
Provision for credit losses	46,188	93,211	(47,023)

Net interest income after provision for credit losses	211,480	139,342	72,138
Other non-interest income	34,457	46,836	(12,379)
Non-interest expense	195,598	196,758	(1,160)

Net (loss) from continuing operations before income taxes	50,339	(10,580)	60,919
Income tax provision (benefit)	16,849	(6,410)	23,259

Income (loss) from continuing operations	33,490	(4,170)	37,660
Loss from discontinued operations, net of tax benefit	(1,996)	(3,025)	1,029

Net income (loss)	$31,494	$(7,195)	$38,689

Net income (loss) available to common stockholders	$15,288	$(17,077)	$32,365

Income (loss) per share—basic	$0.19	$(0.23)	$0.42

Income (loss) per share—diluted	$0.19	$(0.23)	$0.42

The Company’s primary source of income is interest income. Interest income for the year ended December 31, 2011 was $296.6 million, an increase of 5.2% when comparing interest income for the year ended December 31, 2010. This increase was primarily from interest income from loans and investment securities. Interest income from loans increased by $5.8 million for the twelve months ended December 31, 2011 compared to the twelve months ended December 31, 2010. Interest income from investment securities increased by $9.7 million for the twelve month period ended December 31, 2011 compared to December 31, 2010. Federal funds sold and other interest income declined by $0.5 million to $0.7 million from $1.3 million for the comparable twelve month periods. Despite the increased interest income, average yield on interest earning assets dropped 10 basis points for the year ended December 31, 2011 compared to 2010, primarily the result of decreased yields on loans of 25 basis points.

Interest expense for the year ended December 31, 2011 compared to 2010 decreased by 21.0% to $38.9 million from $49.3 million. This decline was primarily due to decreased average cost of deposits, which declined 38 basis points to 0.69% for the year ended December 31, 2011 compared to the same period in 2010. Interest paid on borrowings and other debt increased by $3.0 million for the year ended December 31, 2011 compared to 2010, primarily due to the higher cost of the senior debt obligations issued in the third quarter of 2010.

Net interest income was $257.7 million for the year ended December 31, 2011 compared to 2010, an increase of $25.1 million, or 10.8%. The increase in net interest income reflects a $437.5 million increase in average earning assets, offset by a $219.6 million increase in average interest bearing liabilities. The increased net interest margin of 14 basis points was due to a decrease in our average cost of funds primarily as a result of downward repricing of deposits and decreased rates on short-term borrowings.

Net Interest Margin

The net interest margin is reported on a tax equivalent basis (“TEB”). A tax equivalent adjustment is added to reflect interest earned on certain municipal securities and loans that are exempt from Federal income tax. The following table sets forth the average balances and interest income on a fully tax equivalent basis and interest expense for the years indicated:

	Year Ended December 31,
	2011			2010
	(dollars in thousands)
	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
Interest-Earning Assets
Securities:
Taxable	$1,178,765	$29,836	2.53%	$869,027	$23,272	2.68%
Tax-exempt (1)	128,336	4,583	5.92%	46,171	1,481	5.73%

Total securities	1,307,101	34,419	2.86%	915,198	24,753	2.83%
Federal funds sold and other	897	1	0.11%	17,328	141	0.81%
Loans (1) (2) (3)	4,373,454	261,443	5.98%	4,105,022	255,626	6.23%
Short term investments	246,963	629	0.25%	448,815	1,130	0.25%
Restricted stock	35,641	99	0.28%	40,158	163	0.41%

Total earnings assets	5,964,056	296,591	5.02%	5,526,521	281,813	5.12%
Nonearning Assets
Cash and due from banks	119,499			116,588
Allowance for credit losses	(105,927)			(114,074)
Bank-owned life insurance	131,645			99,435
Other assets	377,123			402,139

Total assets	$6,486,396			$6,030,609

Interest-Bearing Liabilities
Sources of Funds
Interest-bearing deposits:
Interest checking	$478,345	$1,759	0.37%	$581,063	$2,898	0.50%
Savings and money market	2,105,316	12,858	0.61%	1,861,668	16,724	0.90%
Time deposits	1,460,690	13,360	0.91%	1,437,234	21,707	1.51%

Total interest-bearing deposits	4,044,351	27,977	0.69%	3,879,965	41,329	1.07%
Short-term borrowings	161,618	714	0.44%	131,878	1,506	1.14%
Long-term debt	73,143	7,904	10.81%	26,558	2,777	10.46%
Junior subordinated and subordinated debt	41,256	2,328	5.64%	62,342	3,648	5.85%

Total interest-bearing liabilities	4,320,368	38,923	0.90%	4,100,743	49,260	1.20%
Noninterest-Bearing Liabilities
Noninterest-bearing demand deposits	1,509,363			1,296,634
Other liabilities	25,304			31,820
Stockholders’ equity	631,361			601,412

Total Liabilities and Stockholders’ Equity	$6,486,396			$6,030,609

Net interest income and margin (4)		$257,668	4.37%		$232,553	4.23%

Net interest spread (5)			4.12%			3.92%

(1)	Yields on loans and securities have been adjusted to a tax equivalent basis. Interest income has not been adjusted to a tax equivalent basis. The tax-equivalent adjustments for 2011 and 2010 were $3,014 and $1,164, respectively.
(2)	Net loan fees of $4.3 million and $4.2 million are included in the yield computation for 2011 and 2010, respectively.
(3)	Includes nonaccrual loans.
(4)	Net interest margin is computed by dividing net interest income by total average earning assets.
(5)	Net interest spread represents average yield earned on interest-earning assets less the average rate paid on interest bearing liabilities.

The table below sets forth the relative impact on net interest income of changes in the volume of earning assets and interest-bearing liabilities and changes in rates earned and paid by us on such assets and liabilities. For purposes of this table, nonaccrual loans have been included in the average loan balances.

	Year Ended December 31,
	2011 versus 2010
	Increase (Decrease) Due to Changes in (1)(2)
	Volume	Rate	Total
	(in thousands)
Interest on investment securities:
Taxable	$7,840	$(1,276)	$6,564
Tax-exempt	2,934	168	3,102
Federal funds sold and other	(18)	(122)	(140)
Loans	16,047	(10,230)	5,817
Short term investments	(514)	13	(501)
Restricted stock	(13)	(51)	(64)

Total interest income	26,276	(11,498)	14,778
Interest expense:
Interest checking	(378)	(761)	(1,139)
Savings and money market	1,488	(5,354)	(3,866)
Time deposits	215	(8,562)	(8,347)
Short-term borrowings	131	(923)	(792)
Long-term debt	5,034	93	5,127
Junior subordinated debt	(1,190)	(130)	(1,320)

Total interest expense	5,300	(15,637)	(10,337)

Net increase	$20,976	$4,139	$25,115

(1)	Changes due to both volume and rate have been allocated to volume changes.
(2)	Changes due to mark-to-market gains/losses under ASC 825 have been allocated to volume changes.

Comparison of net interest margin for 2010 to 2009

The following table sets forth a summary financial overview for the years ended December 31, 2010 and 2009:

	Year Ended
	December 31,		Increase
	2010	2009	(Decrease)
	(in thousands, except per share amounts)
Consolidated Statement of Operations Data:
Interest income	$281,813	$276,023	$5,790
Interest expense	49,260	73,734	(24,474)

Net interest income	232,553	202,289	30,264
Provision for credit losses	93,211	149,099	(55,888)

Net interest income after provision for credit losses	139,342	53,190	86,152
Other non-interest income	46,836	4,435	42,401
Non-interest expense	196,758	242,977	(46,219)

Net (loss) from continuing operations before income taxes	(10,580)	(185,352)	174,772
Income tax benefit	(6,410)	(38,453)	32,043

Loss from continuing operations	(4,170)	(146,899)	142,729
Loss from discontinued operations, net of tax benefit	(3,025)	(4,507)	1,482

Net loss	$(7,195)	$(151,406)	$144,211

Net loss available to common stockholders	$(17,077)	$(161,148)	$144,071

Loss per share—basic	$(0.23)	$(2.74)	$2.51

Loss per share—diluted	$(0.23)	$(2.74)	$2.51

The Company’s primary source of income is interest income. Interest income for the year ended December 31, 2010 was $281.8 million, an increase of 2.1% when comparing interest income for 2010 to 2009. This increase was primarily from interest income from loans. Average yield on loans increased 9 basis points to 6.23% for the year ended December 31, 2010 compared to 2009.

Interest expense for the year ended 2010 compared to 2009 decreased by 33.2% to $49.3 million from $73.7 million. This decline was primarily due to decreased average interest paid on deposits, which declined 83 basis points to 1.07% for the year ended December 31, 2010 compared to the same period in 2009.

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

The net interest margin is reported on a tax equivalent basis (“TEB”). A tax equivalent adjustment is added to reflect interest earned on certain municipal securities and loans that are exempt from Federal income tax. The following table sets forth the average balances and interest income on a fully tax equivalent basis and interest expense for the years indicated:

	Year Ended December 31,
	2010			2009
	(dollars in thousands)
	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
Interest-Earning Assets
Securities:
Taxable	$869,027	$23,272	2.68%	$634,916	$24,124	3.80%
Tax-exempt (1)	46,171	1,481	5.73%	55,515	1,691	5.23%

Total securities	915,198	24,753	2.83%	690,431	25,815	3.91%
Federal funds sold and other	17,328	141	0.81%	33,479	1,103	3.29%
Loans (1) (2) (3)	4,105,022	255,626	6.23%	4,037,659	248,098	6.14%
Short term investments	448,815	1,130	0.25%	322,883	874	0.27%
Restricted stock	40,158	163	0.41%	41,122	133	0.32%

Total earnings assets	5,526,521	281,813	5.12%	5,125,574	276,023	5.41%
Nonearning Assets
Cash and due from banks	116,588			174,112
Allowance for credit losses	(114,074)			(88,243)
Bank-owned life insurance	99,435			91,321
Other assets	402,139			272,261

Total assets	$6,030,609			$5,575,025

Interest-Bearing Liabilities
Sources of Funds
Interest-bearing deposits:
Interest checking	$581,063	$2,898	0.50%	$303,388	$3,216	1.06%
Savings and money market	1,861,668	16,724	0.90%	1,666,728	26,903	1.61%
Time deposits	1,437,234	21,707	1.51%	1,280,381	31,786	2.48%

Total interest-bearing deposits	3,879,965	41,329	1.07%	3,250,497	61,905	1.90%
Short-term borrowings	131,878	1,506	1.14%	512,265	5,286	1.03%
Long-term debt	26,558	2,777	10.46%	25,727	1,577	6.13%
Junior subordinated and subordinated debt	62,342	3,648	5.85%	103,034	4,966	4.82%

Total interest-bearing liabilities	4,100,743	49,260	1.20%	3,891,523	73,734	1.89%
Noninterest-Bearing Liabilities
Noninterest-bearing demand deposits	1,296,634			1,070,011
Other liabilities	31,820			27,320
Stockholders’ equity	601,412			586,171

Total Liabilities and Stockholders’ Equity	$6,030,609			$5,575,025

Net interest income and margin (4)		$232,553	4.23%		$202,289	3.97%

Net interest spread (5)			3.92%			3.52%

(1)	Yields on loans and securities have been adjusted to a tax equivalent basis. Interest income has not been adjusted to a tax equivalent basis. The tax-equivalent adjustments for 2010 and 2009 were $1,164 and $1,210, respectively.
(2)	Net loan fees of $4.2 million and $4.0 million are included in the yield computation for 2010 and 2009, respectively.
(3)	Includes nonaccrual loans.
(4)	Net interest margin is computed by dividing net interest income by total average earning assets.
(5)	Net interest spread represents average yield earned on interest-earning assets less the average rate paid on interest bearing liabilities.

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

Provision for Credit Losses

The provision for credit losses in each period is reflected as a charge against earnings in that period. The provision is equal to the amount required to maintain the allowance for credit losses at a level that is adequate to absorb probable credit losses inherent in the loan portfolio. The provision for credit losses decreased by $47.0 million, or 50.4%, to $46.2 million for the year ended December 31, 2011, compared with $93.2 million for the year ended December 31, 2010. The provision decreased primarily due to decreased net charge-offs and improvement in asset quality. Provision for credit losses related to commercial real estate, commercial and industrial, and construction and land development loans decreased by $27.6 million, $12.0 million and $8.7 million, respectively, for the twelve months ended December 31, 2011 compared to 2010. Provision for credit losses related to residential real estate and consumer loans increased by $1.1 million and $0.1 million, respectively, for the year ended December 31, 2011 compared to 2010.

The provision for credit losses was $93.2 million for the year ended December 31, 2010, a decrease of $55.9 million compared with $149.1 million for the year ended December 31, 2009. The provision decreased in 2010 compared to 2009 primarily due to increased asset quality.

Non-interest Income

The Company earned non-interest income primarily through fees related to services provided to loan and deposit customers, bank owned life insurance, investment advisory services, investment securities gains and impairment charges, mark to market gains and other.

The following tables present a summary of non-interest income for the periods presented:

	Year Ended December 31,
	2011	2010	Increase (Decrease)
	(in thousands)
Service charges	$9,102	$8,969	$133
Trust and investment advisory services	2,537	4,003	(1,466)
Operating lease income	1,878	3,793	(1,915)
Other fee revenue	3,453	3,324	129
Income from bank owned life insurance	5,372	3,299	2,073
Gain on extinguishment of debt	—	3,000	(3,000)
Mark to market (loss) gain, net	5,621	(369)	5,990
Gain on sales of investment securities, net	4,798	19,757	(14,959)
Net securities impairment charges	(226)	(1,186)	960
Derivative losses, net	(238)	(269)	31
Other	2,160	2,515	(355)

Total non-interest income	$34,457	$46,836	$(12,379)

Total non-interest income for the year ended December 31, 2011 compared to 2010 decreased by $12.4 million, or 26.4%, primarily as a result of the $15.0 million decrease in net gains on sale of investment securities. During the twelve months ended December 31, 2011, the Company sold $504.1 million of investment securities for a net gain on security sales of $4.8 million compared to $496.9 million of investment securities sales as of December 31, 2010 for net gains on sales of $19.8 million. Mark to market gains increased for the twelve months ended December 31, 2011 compared to 2010 due to $6.0 million of unrealized gains recorded on the junior subordinated debt as the result of credit spreads widening. Service charges, other fee revenue and derivative losses remained almost flat for the comparable twelve month periods ended December 31, 2011 and 2010. Income from bank owned life insurance increased by 62.8% due to increased investment in this asset in the fourth quarter of 2010. Partially offsetting these increases was a decrease in trust and advisory fees for the year ended December 31, 2011 compared to 2010 due to the disposition of the Company’s trust unit, Premier Trust, in the third quarter of 2010 which contributed $1.7 million in trust fees in 2010. In addition, operating lease income declined by $1.9 million for the year ended December 31, 2011 compared to 2010 due to the decline in the balance of operating equipment leases. The Company no longer focuses on this product. Other non-interest income declined by $0.4 million for the year ended 2011 compared to 2010 mostly due to a gain from the sale of Premier Trust in the third quarter of 2010. In addition, the Company recognized a one-time gain on extinguishment of the remaining subordinated debt in the second quarter of 2010 of $3.0 million.

Comparison of non-interest income for 2010 to 2009

The following table presents non-interest income for the periods presented:

	Year Ended December 31,
	2010	2009	Increase (Decrease)
	(in thousands)
Net securities impairment charges	$(1,186)	$(43,784)	$42,598
Gain on sales of investment securities, net	19,757	16,100	3,657
Service charges	8,969	8,172	797
Trust and investment advisory services	4,003	9,287	(5,284)
Operating lease income	3,793	4,066	(273)
Other fee revenue	3,324	2,754	570
Income from bank owned life insurance	3,299	2,193	1,106
Gain on extinguishment of debt	3,000	—	3,000
Mark to market (loss) gain, net	(369)	3,631	(4,000)
Derivative losses, net	(269)	(263)	(6)
Other	2,515	2,279	236

Total non-interest income	$46,836	$4,435	$42,401

Total non-interest income increased for the year ended December 31, 2010 compared to 2009 mostly due to the $42.6 million decrease in security impairment charges. In 2010, the Company recorded $1.2 million of other then temporary impairment charges (“OTTI”) related to its collateralized mortgage debt securities. In 2009, the Company recorded $43.8 million OTTI on its investment securities. These impairment charges included $36.4 million related to impairment losses in the Company’s adjustable rate preferred stock (“ARPS”), $3.4 million related to impairment losses to the Company’s collateralized debt obligations (“CDO”) portfolio and $4.0 million related to the Company’s collateralized mortgage obligation (“CMO”) portfolio. Net gains from investment securities sales increased by $3.7 million for the comparable twelve month periods 2010 to 2009. The increase in gains on sales of securities for 2010 compared to 2009 was mostly due to previously impaired securities which had improvements in price and were sold to reduce the percentage of classified securities in the Company’s portfolio. The Company also recognized a $3.0 million gain on the repayment of its subordinated debt during 2010. Partially offsetting this increased income was a decrease of $5.3 million in trust and advisory service fees as a result of the divestitures of MRA at the end of 2009 and Premier Trust in September of 2010.

Non-interest Expense

The following table presents a summary of non-interest expenses for the periods presented:

	Year Ended December 31,
	2011	2010	Increase (Decrease)
	(in thousands)
Non-interest expense:
Salaries and employee benefits	$93,140	$86,586	$6,554
Occupancy	19,972	19,580	392
Net loss on sales/valuations of repossessed assets and bank premises, net	24,592	28,826	(4,234)
Insurance	11,045	15,475	(4,430)
Loan and repossessed asset expense	8,126	8,076	50
Legal, professional and director fees	7,678	7,591	87
Marketing	4,676	4,061	615
Data processing	3,566	3,374	192
Intangible amortization	3,559	3,604	(45)
Customer service	3,336	4,256	(920)
Operating lease depreciation	1,201	2,506	(1,305)
Other	14,707	12,823	1,884

Total non-interest expense	$195,598	$196,758	$(1,160)

Total non-interest expense decreased $1.2 million for the year ended December 31, 2011 compared to the same period in 2010. The decrease in non-interest expense was mostly related to a decrease in insurance expense and a net decrease in repossessed assets valuations and sales. Insurance expense declined due to the reduced FDIC insurance premiums for the comparable periods of $4.4 million, or 33.2% from $13.4 million for 2010 to $8.9 million for 2011. For the twelve months ended December 31, 2011 compared to 2010, other real estate owned (“OREO”) valuation write-downs decreased by $4.8 million, net loss on sales of OREO increased by $0.6 million and net loss on sale of assets and other repossessed assets remained flat at $0.7 million primarily due to a decline in the number of new OREO properties and in the number of OREO and assets sold. Operating lease depreciation continued to decline as the Company no longer focuses on operating equipment leases. Customer service expense declined by $0.9 million primarily due to decreased customer data processing expense which was $2.7 million for the year ended December 31, 2010 compared to $2.3 million in 2011. Total salaries and benefits increased by $6.6 million for the year ended 2011 compared to 2010 due to increased variable performance based compensation from changes to incentive plans based on strategic initiatives which were achieved in 2011. Marketing expenses increased $0.6 million mostly due to increased charitable contributions of $0.4 million and business development costs of $0.3 million for the comparable year 2011 to 2010. Other expense increased by $1.9 million for the year ended December 31, 2011 compared to 2010 mostly due to increased off-balance sheet reserve provision of $0.9 million, travel expense of $0.6 million and accounting and audit fees of $0.4 million. Occupancy expense increased by $0.4 million for 2011 compared to 2010 as a result of increased equipment and building maintenance costs of $0.9 million and increased building rent of $0.4 million partially off-set by decreased depreciation expense of $0.9 million.

Comparison of non-interest expense for 2010 to 2009

	Year Ended December 31,
	2010	2009	Increase (Decrease)
	(in thousands)
Non-interest expense:
Salaries and employee benefits	$86,586	$91,504	$(4,918)
Occupancy	19,580	20,802	(1,222)
Net loss on sales/valuations of repossessed assets and bank premises, net	28,826	21,274	7,552
Insurance	15,475	12,525	2,950
Loan and respossessed asset expense	8,076	6,363	1,713
Legal, professional and director fees	7,591	8,973	(1,382)
Customer service	4,256	4,290	(34)
Marketing	4,061	4,915	(854)
Data processing	3,374	4,274	(900)
Intangible amortization	3,604	3,781	(177)
Operating lease depreciation	2,506	3,229	(723)
Goodwill impairment charges	—	49,671	(49,671)
Other	12,823	11,376	1,447

Total non-interest expense	$196,758	$242,977	$(46,219)

Total non-interest expense declined $46.2 million, or 19.0% for the year ended 2010 compared to 2009. This decrease is primarily the result of the $49.7 million decrease in goodwill impairment charges as there was no goodwill impairment recognized in 2010. In 2009, the Company recorded $45.0 million in goodwill impairment at its BON subsidiary, $4.1 million at its Shine subsidiary and $0.6 million at its former MRA subsidiary. Net of increased costs related to asset quality issues and insurance of $12.2 million due to an increase in other real estate owned and problem loan workout activity during 2010, the Company’s other non-interest expense categories decreased by $8.8 million. The Company was diligent with cost saving strategies in 2010 and also reduced headcount from 930 full time equivalent employees to 908 contributing to the $4.9 million decline in salary and employee benefit costs.

Income Taxes

The reconciliation between the statutory federal income tax rate and the Company’s effective tax rate are summarized as follows:

	Year Ended December 31,
	2011	2010	2009
	(in thousands)
Income tax at statutory rate	$17,619	$(3,703)	$(64,873)
Increase (decrease) resulting from:
State income taxes, net of federal benefits	1,411	(739)	(1,641)
Dividends received deductions	(900)	(476)	(442)
Bank-owned life insurance	(1,431)	(1,155)	(767)
Tax-exempt income	(867)	(280)	(338)
Nondeductible expenses	276	340	445
Nondeductible goodwill impairment	—	—	17,385
Deferred tax asset valuation allowance	—	(2,033)	6,200
Restricted stock write off	617	1,259	2,057
Other, net	124	377	3,521

	$16,849	$(6,410)	$(38,453)

The effective tax rate for the year ended December 31, 2011 was 32.8% compared to 54.4% for the year ended December 31, 2010. This decrease in the effective tax rate on the tax benefit from the prior year was primarily due to the favorable tax impact of securities yielding dividends received deductions, tax exempt income, bank owned life insurance and because all bank subsidiaries were profitable.

Business Segment Results

Bank of Nevada reported net income of $7.5 million for the year ended December 31, 2011 compared to a net loss of $26.4 million for the year ended December 31, 2010. The increase in income for the year ended December 31, 2011 compared to 2010 was primarily due to decreased provision for credit losses of $47.0 million. Total deposits at Bank of Nevada decreased by $11.0 million to $2.38 billion at December 31, 2011 compared to $2.39 billion at December 31, 2010. Total loans decreased $55.0 million to $1.86 billion at December 31, 2011 compared to 2010.

Western Alliance Bank, which consists of Alliance Bank of Arizona operating in Arizona and First Independent Bank operating in Northern Nevada, reported a net income of $19.8 million and $12.8 million for the years ended December 31, 2011 and 2010, respectively. The increase in net income for the year ended December 31, 2011 from the year ended December 31, 2010 was mostly due to increased interest income of $9.7 million, decreased interest expense of $3.7 million and decreased non-interest expense of $1.8 million, partially offset by increased provision for credit losses of $3.7 million, decreased non-interest income of $2.0 million and increased income tax expense of $2.7 million. During 2011, total loans at Western Alliance Bank grew $339.5 million to $1.64 billion from $1.31 billion at December 31, 2010. In addition, total deposits grew by $206.4 million to $1.88 billion at December 31, 2011.

Torrey Pines Bank segment, which excludes discontinued operations, reported net income of $19.5 million and $10.3 million for the years ended December 31, 2011 and 2010, respectively. The increase in net income for the year ended December 31, 2011 from the year ended December 31, 2010 was the result of increased net interest income of $13.4 million, decreased provision for credit losses of $3.7 million, increased non-interest income of $0.6 million partially offset by increased non-interest expense of $2.7 million and income tax expense of $5.9 million. Total loans at Torrey Pines Bank increased by $255.1 million to $1.32 billion at December 31, 2011 from $1.06 billion at December 31, 2010. Total deposits increased by $135.2 million during 2011 to $1.42 billion at December 31, 2011.

The other segment, which includes the holding company, Shine, Western Alliance Equipment Finance, the discontinued operations related to the affinity credit card platform, and Premier Trust (through September 1, 2010), reported a net loss of $15.3 million and $3.9 million for the years ended December 31, 2011 and 2010, respectively. The increase in the net loss for the comparable years is primarily due to decreased gains from investment security sales of $11.6 million.

BALANCE SHEET ANALYSIS

Total assets increased $650.7 million, or 10.5%, to $6.84 billion at December 31, 2011 compared to $6.19 billion at December 31, 2010. The majority of the increase was in loans of $539.5 million, or 12.7%, to $4.78 billion. Investment securities increased by $247.8 million as the Company invested excess liquidity and changed the mix of the portfolio.

Total liabilities increased $616.1 million, or 11.0% to $6.21 billion at December 31, 2011 from $5.59 billion at December 31, 2010. Total deposits increased by $320.1 million or 6.0% to $5.66 billion at December 31, 2011 from $5.34 billion at December 31, 2010. Non-interest bearing demand deposits increased by $115.0 million, or 8.0%, to $1.56 billion at December 31, 2011 from $1.44 billion at December 31, 2010.

Total stockholders’ equity increased by $34.5 million to $636.7 million at December 31, 2011 from $602.2 million at December 31, 2010.

The following table shows the amounts of loans outstanding by type of loan at the end of each of the periods indicated.

	December 31,
	2011	2010	2009	2008	2007
	(in thousands)
Commercial real estate	$2,553,354	$2,261,638	$2,024,624	$1,763,392	$1,514,533
Construction and land development	381,676	451,470	623,198	820,874	806,110
Commercial and industrial	1,336,582	934,627	802,193	860,280	784,378
Residential real estate	443,020	527,302	568,319	589,196	492,551
Consumer	72,504	71,545	80,300	71,148	43,517
Net deferred loan fees	(7,067)	(6,040)	(18,995)	(9,179)	(8,080)

Gross loans, net of deferred fees	4,780,069	4,240,542	4,079,639	4,095,711	3,633,009
Less: allowance for credit losses	(99,170)	(110,699)	(108,623)	(74,827)	(49,305)

Total loans, net	$4,680,899	$4,129,843	$3,971,016	$4,020,884	$3,583,704

The following table sets forth the amount of loans outstanding by type of loan as of December 31, 2011 that were contractually due in one year or less, more than one year and less than five years, and more than five years based on remaining scheduled repayments of principal. Lines of credit or other loans having no stated final maturity and no stated schedule of repayments are reported as due in one year or less. The tables also present an analysis of the rate structure for loans within the same maturity time periods. Actual cash flows from these loans may differ materially from contractual maturities due to prepayment, refinancing or other factors.

	December 31, 2011
	Due in one year or less	Due after one year to five years	Due after five years	Total
	(in thousands)
Commercial real estate — owner occupied
Floating rate	$18,068	$143,089	$564,693	$725,850
Fixed rate	42,230	214,986	269,116	526,332
Commercial real estate — non-owner occupied
Floating rate	61,858	305,189	328,144	695,191
Fixed rate	80,452	409,763	108,699	598,914
Commercial and industrial
Floating rate	503,146	231,306	47,295	781,747
Fixed rate	67,003	207,981	63,376	338,360
Leases
Floating rate	—	1,749	4,274	6,023
Fixed rate	20,172	123,751	66,529	210,452
Construction and land development
Floating rate	135,676	91,883	13,896	241,455
Fixed rate	53,144	73,868	13,209	140,221
Residential real estate
Floating rate	19,657	32,101	323,822	375,580
Fixed rate	6,248	16,034	45,158	67,440
Consumer
Floating rate	60,328	459	175	60,962
Fixed rate	4,770	6,442	330	11,542

Total	$1,072,752	$1,858,601	$1,848,716	$4,780,069

As of December 31, 2011, approximately $2.1 billion or 73.5%, of total variable rate loans were subject to rate floors with a weighted average interest rate of 5.92%. At December 31, 2011, total loans consisted of 60.4% with floating rates and 39.6% with fixed rates.

Concentrations of Lending Activities

The Company’s lending activities are primarily driven by the customers served in the market areas where the Company has branch offices in the states of Nevada, California and Arizona. The Company monitors concentrations within five broad categories: geography, industry, product, call code, and collateral. The Company grants commercial, construction, real estate and consumer loans to customers through branch offices located in the Company’s primary markets. The Company’s business is concentrated in these areas and the loan portfolio includes significant credit exposure to the commercial real estate market of these areas. As of December 31, 2011 and 2010, commercial real estate related loans accounted for approximately 61% and 64% of total loans, respectively, and approximately 2% of commercial real estate loans, for each year, are secured by undeveloped land. Substantially all of these loans are secured by first liens with an initial loan to value ratio of generally not more than 75%. Approximately 49% and 54% of these commercial real estate loans were owner occupied at December 31, 2011 and 2010, respectively. In addition, approximately 4% and 3% of total loans were unsecured as of December 31, 2011 and 2010.

Interest Reserves. Interest reserves are generally established at the time of the loan origination as an expense item in the budget for a construction and land development loan. The Company’s practice is to monitor the construction, sales and/or leasing progress to determine the feasibility of ongoing construction and development projects. If, at any time during the life of the loan, the project is determined not to be viable, the Company discontinues the use of the interest reserve and may take appropriate action to protect its collateral position via renegotiation and/or legal action as deemed appropriate. At December 31, 2011, the Company had 18 loans with an outstanding balance of $28.0 million with available interest reserves of $0.5 million. In instances where projects have been determined unviable, the interest reserves have been frozen. This is a decrease from 26 loans at December 31, 2010 with an outstanding principal balance of $46.7 million and available interest reserve amounts of $1.2 million.

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

Total nonaccrual loans and loans past due 90 days or more and still accruing decreased by $25.5 million, or 21.5%, at December 31, 2011 to $93.0 million from $118.5 million at December 31, 2010. During 2011, total impaired loans decreased 12.1%, from $238.3 million at December 31, 2010 to $209.5 million at December 31, 2011.

	December 31,
	2011	2010	2009	2008	2007
	(dollars in thousands)
Total nonaccrual loans	$90,392	$116,999	$153,702	$58,302	$17,873
Loans past due 90 days or more and still accruing	2,589	1,458	5,538	11,515	779

Total nonaccural and 90 past due still accruing	92,981	118,457	159,240	69,817	18,652
Restructured loans	112,483	116,696	46,480	15,605	3,782
Other impaired loans	4,027	3,182	27,752	92,981	12,680

Total impaired loans	$209,491	$238,335	$233,472	$178,403	$35,114

Other assets acquired through foreclosure	$89,104	$107,655	$83,347	$14,545	$3,412
Nonaccrual loans to gross loans	1.89%	2.76%	3.77%	1.42%	0.49%
Loans past due 90 days or more and still accruing to total loans	0.05	0.03	0.14	0.28	0.02
Interest income received on nonaccrual loans, cash basis	$444	$2,501	$624	$488	$30
Interest income that would have been recorded under the original terms of nonaccrual loans	$6,331	$6,016	$8,713	$1,827	$765

The composite of nonaccrual loans were as follows:

	At December 31, 2011			At December 31, 2010
	Nonaccrual Balance	%	Percent of Total Loans	Nonaccrual Balance	%	Percent of Total Loans
	(dollars in thousands)
Construction and land	$28,813	31.88%	0.60%	$36,523	31.22%	0.86%
Residential real estate	15,747	17.42%	0.33%	32,638	27.90%	0.76%
Commercial real estate	38,019	42.05%	0.80%	40,257	34.40%	0.95%
Commercial and industrial	7,410	8.20%	0.16%	7,349	6.28%	0.17%
Consumer	403	0.45%	0.01%	232	0.20%	0.01%

Total nonaccrual loans	$90,392	100.00%	1.90%	$116,999	100.00%	2.76%

As of December 31, 2011 and December 31, 2010, nonaccrual loans totaled $90.4 million and $117.0 million, respectively. Nonaccrual loans at December 31, 2011 consisted of multiple customer relationships with no single customer relationship having a principal balance greater than $10.0 million. Nonaccrual loans by bank at December 31, 2011 were $69.0 million at Bank of Nevada, $16.2 million at Western Alliance Bank and $5.2 million at Torrey Pines Bank. Nonaccrual loans as a percentage of total gross loans were 1.89% and 2.76% at December 31, 2011 and 2010, respectively. Nonaccrual loans as a percentage of each bank’s total gross loans were 3.71% at Bank of Nevada, 0.98% at Western Alliance Bank and 0.39% at Torrey Pines Bank. Total lost interest on nonaccrual loans for the years ended December 31, 2011 and 2010 was $6.3 million and $6.0 million, respectively.

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

As of December 31, 2011 and December 31, 2010, the aggregate amount of loans classified as impaired was $209.5 million and $238.3 million, respectively. The total specific allowance for loan losses related to these loans was $10.4 million and $13.4 million for December 31, 2011 and 2010, respectively. As of December 31, 2011 and December 31, 2010, we had $112.5 million and $116.7 million, respectively, in loans classified as accruing restructured loans. The net decrease in impaired loans is primarily attributable to the declined impaired commercial real estate and residential real estate loans, which were $123.9 million and $42.4 million, respectively, at December 31, 2010 compared to $90.7 million and $28.8 million, respectively, at December 31, 2011, a decrease of $33.2 million and $13.6 million, respectively. Impaired construction and land, commercial and industrial and consumer loans increased from $58.4 million, $12.8 million and $0.7 million, respectively, at December 31, 2010, to $61.9 million, $25.7 million and $2.3 million, respectively, at December 31, 2011.

The following tables present a breakdown of total impaired loans and the related specific reserves for the periods indicated:

	At December 31, 2011
	Impaired Balance	Percent	Percent of Total Loans	Reserve Balance	Percent	Percent of Total Allowance
	(dollars in thousands)
Construction and land development	$61,911	29.55%	1.30%	$3,501	33.74%	3.53%
Residential real estate	28,850	13.77%	0.60%	2,186	21.07%	2.20%
Commercial real estate	90,712	43.31%	1.90%	2,827	27.25%	2.85%
Commercial and industrial	25,730	12.28%	0.54%	1,863	17.95%	1.88%
Consumer	2,288	1.09%	0.05%	—	0.00%	0.00%

Total impaired loans	$209,491	100.00%	4.39%	$10,377	100.00%	10.46%

	At December 31, 2010
	Impaired Balance	Percent	Percent of Total Loans	Reserve Balance	Percent	Percent of Total Allowance
	(dollars in thousands)
Construction and land development	$58,415	24.51%	1.38%	$2,846	21.18%	2.57%
Residential real estate	42,423	17.80%	1.00%	2,716	20.21%	2.45%
Commercial real estate	123,939	52.00%	2.92%	4,582	34.08%	4.14%
Commercial and industrial	12,803	5.37%	0.30%	3,170	23.59%	2.86%
Consumer	755	0.32%	0.02%	126	0.94%	0.11%

Total impaired loans	$238,335	100.00%	5.62%	$13,440	100.00%	12.14%

The amount of interest income recognized on impaired loans for the years ended December 31, 2011, 2010 and 2009 was approximately $8.0 million, $7.6 million and $10.5 million, respectively.

Allowance for Credit Losses

The following table summarizes the activity in our allowance for credit losses for the period indicated.

	Year Ended December 31,
	2011	2010	2009	2008	2007
	(dollars in thousands)
Allowance for credit losses:
Balance at beginning of period	$110,699	$108,623	$74,827	$49,305	$33,551
Provisions charged to operating expenses :
Construction and land development	2,692	11,405	35,697	25,714	7,884
Commercial real estate	21,959	49,582	20,935	3,850	4,446
Residential real estate	16,256	15,116	36,199	15,151	1,504
Commercial and industrial	1,109	13,117	49,060	19,829	9,221
Consumer	4,172	3,991	7,208	3,645	623
Other	—	—	—	—	(3,419)

Total Provision	46,188	93,211	149,099	68,189	20,259
Acquisitions	—	—	—	—	3,419
Recoveries of loans previously charged-off:
Construction and land development	2,154	3,197	1,708	32	—
Commercial real estate	2,157	1,003	230	3	—
Residential real estate	1,060	2,039	545	43	—
Commercial and industrial	3,401	3,000	1,529	533	213
Consumer	174	164	173	37	49

Total recoveries	8,946	9,403	4,185	648	262
Loans charged-off:
Construction and land development	11,238	23,623	35,807	16,715	2,361
Commercial real estate	22,128	33,821	16,756	2,912	—
Residential real estate	19,071	20,663	24,082	6,643	49
Commercial and industrial	9,757	17,218	38,573	15,937	5,304
Consumer	4,469	5,213	4,270	1,108	472

Total charged-off	66,663	100,538	119,488	43,315	8,186
Net charge-offs	57,717	91,135	115,303	42,667	7,924

Balance at end of period	$99,170	$110,699	$108,623	$74,827	$49,305

Net charge-offs to average loans outstanding	1.32%	2.22%	2.86%	1.10%	0.23%
Allowance for credit losses to gross loans	2.07%	2.61%	2.66%	1.83%	1.36%

The following table summarizes the allocation of the allowance for credit losses by loan type. However, allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories:

	December 31,
	2011		2010		2009		2008		2007
	(dollars in thousands)
	Amount	% of Loans in Each Category to Gross Loans	Amount	% of Loans in Each Category to Gross Loans	Amount	% of Loans in Each Category to Gross Loans	Amount	% of Loans in Each Category to Gross Loans	Amount	% of Loans in Each Category to Gross Loans
Construction and land development	$14,195	8.0%	$20,587	10.6%	$29,608	15.2%	$28,010	20.0%	$18,979	22.1%
Real estate:
Commercial	35,031	53.3	33,043	53.3	16,279	49.4	11,870	42.9	10,929	41.6
Residential	19,134	9.3	20,889	12.4	24,397	13.9	11,735	14.4	3,184	13.5
Commercial and industrial	25,535	27.9	30,782	22.0	31,883	19.6	19,867	21.0	15,442	21.5
Consumer	5,275	1.5	5,398	1.7	6,456	2.0	3,345	1.7	771	1.3

Total	$99,170	100.0%	$110,699	100.0%	$108,623	100.0%	$74,827	100.0%	$49,305	100.0%

The allowance for credit losses as a percentage of total loans decreased to 2.07% at December 31, 2011 from 2.61% at December 31, 2010 and decreased from 2.66% at December 31, 2009. The Company’s credit loss reserve at December 31, 2011 decreased to $99.2 million from $110.7 million at December 31, 2010 mostly due to improvement in credit quality and change in the portfolio mix.

Potential Problem Loans

The Company classifies loans consistent with federal banking regulations using a nine category grading system. These loan grades are described in further detail in Item 1, “Business” of this Form 10-K. The following table presents information regarding potential problem loans, consisting of loans graded watch, substandard, doubtful, and loss, but still performing:

	At December 31, 2011
	Number of Loans	Loan Balance	Percent	Percent of Total Loans
	(dollars in thousands)
Construction and land development	11	$6,212	4.04%	0.13%
Commercial real estate	83	104,455	67.87%	2.19%
Residential real estate	42	12,751	8.28%	0.27%
Commercial and industrial	111	28,751	18.68%	0.60%
Consumer	9	1,746	1.13%	0.04%

Total	256	$153,915	100.00%	3.23%

Total potential problem loans are primarily secured by real estate.

Investment securities

Investment securities are classified at the time of acquisition as either held-to-maturity, available-for-sale, or trading based upon various factors, including asset/liability management strategies, liquidity and profitability objectives, and regulatory requirements. Held-to-maturity securities are carried at amortized cost, adjusted for amortization of premiums or accretion of discounts. Available-for-sale securities are securities that may be sold prior to maturity based upon asset/liability management decisions. Investment securities identified as available-for-sale are carried at fair value. Unrealized gains or losses on available-for-sale securities are recorded as accumulated other comprehensive income in stockholders’ equity. Amortization of premiums or accretion of discounts on mortgage-backed securities is periodically adjusted for estimated prepayments. Investment securities measured at fair value are reported at fair value, with unrealized gains and losses included in current period earnings.

The investment securities portfolio of the Company is utilized as collateral for borrowings, required collateral for public deposits and customer repurchase agreements, and to manage liquidity, capital and interest rate risk.

The following table summarizes the carrying value of the investment securities portfolio:

	At December 31,
	2011	2010	2009
	(in thousands)
U.S. Government sponsored agency securities	$156,211	$280,103	$2,479
Municipal obligations	187,509	1,677	5,380
Adjustable-rate preferred stock	54,676	67,243	18,296
Mutual funds	28,864	—	—
Corporate bonds	107,360	49,907	71,190
Direct U.S. obligations and GSE residential mortgage-backed securities	871,099	781,179	655,073
Private label residential mortgage-backed securities	25,784	8,111	18,175
CRA investments	25,015	23,743	17,189
Trust preferred securities	21,159	23,126	22,050
Private label commercial mortgage-backed securities	5,431	—	—
Collateralized debt obligations	50	276	918

Total investment securities	$1,483,158	$1,235,365	$810,750

Weighted average yield is calculated by dividing income within each maturity range by the outstanding amount of the related investment and has not been tax affected on tax-exempt obligations. Securities available for sale are carried at amortized cost in the table below for purposes of calculating the weighted average yield received on such securities. The maturity distribution and weighted average yield of our investment security portfolios at December 31, 2011 are summarized in the table below:

	December 31, 2011
	Due Under 1 Year Amount/Yield		Due 1-5 Years Amount/Yield		Due 5-10 Years Amount/Yield		Due Over 10 Years Amount/Yield		Total Amount/Yield
	(dollars in thousands)
Available-for-sale
Municipal obligations	$—	0.00%	$—	0.00%	$56	5.90%	$5,530	3.93%	$5,586	3.95%
U.S. Government-sponsered agency securities	—	0.00	10,013	2.38	109,253	2.08	36,945	2.68	156,211	2.24
Adjustable-rate preferred stock	1,020	6.70	5,190	4.12	14,215	8.73	34,251	5.74	54,676	6.38
Direct U.S. obligations and GSE residential mortgage-backed securities	—	0.00	—	0.00	—	0.00	864,584	2.14	864,584	2.14
Private label residential mortgage-backed securities	—	0.00	—	0.00	11,897	2.57	13,887	4.09	25,784	3.39
Private label commercial mortgage-backed securities	—	0.00	5,431	3.16	—	0.00	—	0.00	5,431	3.16
Trust preferred securities	—	0.00	—	0.00	—	0.00	21,159	1.35	21,159	1.35
Mutual funds	28,864	4.52	—	0.00	—	0.00	—	0.00	28,864	4.52
Corporate bonds	—	0.00	—	0.00	—	0.00	4,575	5.00	4,575	5.00
CRA investments	23,515	3.59	—	0.00	—	0.00	—	0.00	23,515	3.59

Total	$53,399	4.15%	$20,634	3.02%	$135,421	2.82%	$980,931	2.32%	$1,190,385	2.47%

Held-to-maturity
Municipal obligations	$—	0.00%	$734	4.70%	$24,618	2.86%	$156,571	3.33%	$181,923	3.27%
Corporate bonds	—	0.00	7,655	3.47	90,130	5.22	5,000	5.00	102,785	5.08
Collateralized debt obligations	—	0.00	—	0.00	—	0.00	50	0.00	50	0.00
CRA investments	1,500	0.00	—	0.00	—	0.00	—	0.00	1,500	0.00

Total	$1,500	0.00%	$8,389	3.58	$114,748	4.71%	$161,621	3.38%	$286,258	3.90%

Measured at fair value
Direct U.S. obligations and GSE residential mortgage-backed securities	$—	0.00%	$7	1.45%	$1,017	5.37%	$5,491	4.00%	$6,515	4.21%

The Company does not own any subprime MBS in its investment portfolio. The majority of its MBS are GSE issued. The remaining MBS not GSE issued consist of $13.3 million rated AAA, $4.1 million rated AA, $6.4 million rated A, and $1.9 million are non-investment grade.

Gross unrealized losses at December 31, 2011 are primarily caused by interest rate fluctuations, credit spread widening and reduced liquidity in applicable markets. The Company has reviewed securities on which there is an unrealized loss in accordance with its accounting policy for other then temporary impaired (“OTTI”) described in Note 3, Investment Securities, and recorded impairment charges totaling $0.2 million and $1.2 million for the twelve months ended December 31, 2011 and 2010, respectively. For both 2011 and 2010, the impairment charges related to unrealized losses in the Company’s CDO portfolio.

The Company does not consider any other securities to be other-than-temporarily impaired as of December 31, 2011 and 2010. However, the Company cannot guarantee that additional OTTI will not occur in future periods. At December 31, 2011, the Company had the intent and ability to retain its investments for a period of time sufficient to allow for any anticipated recovery in fair value.

Goodwill and Other Intangible Assets

The Company had no goodwill impairment in 2011 or 2010. Total goodwill impairment for the year ended December 31, 2009 was $49.7 million. The Company utilizes three general approaches to the valuation testing: the asset-based approach, the market approach and the income approach. Specifically, the Company used the capitalized earnings, capitalized tangible book value, core deposit premium plus tangible book value, and discounted cash flow calculations in the valuation analysis based on available market and Company information. In addition, the Company included a market capitalization analysis in the calculation of goodwill impairment.

The Company tests for impairment of goodwill as of October 1 of each year, and again at a quarter-end if any triggering events occur during a quarter that may affect goodwill. For this testing, the Company typically works together with a third-party valuation firm to perform a “Step 1” test for potential goodwill impairment of the Company’s bank subsidiaries. At October 1, 2011, it was determined that the both Bank of Nevada and Shine passed Step 1 of the testing.

The Company determined at the conclusion of its Step 1 analysis that the fair value of the goodwill in the Bank of Nevada reporting unit exceeded its carrying value of $23.2 million and that no impairment of goodwill existed at the testing date.

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

Other Intangibles

	Year Ended December 31,
	2011	2010
Core Deposit Intangibles:
Balance, beginning of year	$11,550	$14,988
Amortization	(3,438)	(3,438)

Balance, end of year	$8,112	$11,550

	Year Ended December 31,
	2011	2010
Other Intangibles:
Balance, beginning of year	$1,816	$2,208
Amortization	(121)	(166)
Sale of premier trust	—	(226)

Balance, end of year	$1,695	$1,816

Deposits

The average balances and weighted average rates paid on deposits for the years ended December 31, 2011, 2010 and 2009 are presented below.

	Year Ended December 31,
	2011 Average Balance/Rate		2010 Average Balance/Rate		2009 Average Balance/Rate
	(dollars in thousands)
Interest checking (NOW)	$478,345	0.37%	$581,063	0.50%	$303,388	1.06%
Savings and money market	2,105,316	0.61	1,861,668	0.90	1,666,728	1.61
Time	1,460,690	0.91	1,437,234	1.51	1,280,381	2.48

Total interest-bearing deposits	4,044,351	0.69	3,879,965	1.07	3,250,497	1.90
Noninterest bearing demand deposits	1,509,363	—	1,296,634	—	1,070,011	—

Total deposits	$5,553,714	0.50%	$5,176,599	0.80%	$4,320,508	1.43%

Total deposits increased to $5.66 billion at December 31, 2011, from $5.34 billion at December 31, 2010, an increase of $320.1 million or 6.0%. This increase was primarily from money market accounts, non-interest bearing demand deposits, savings and broker interest bearing deposits which increased by $161.3 million, $115.0 million, $45.5 million and $34.6 million, respectively. Interest bearing demand deposits decreased by $41.8 million from December 31, 2011 to December 31, 2010. Deposits have historically been the primary source of funding the Company’s asset growth. In addition, all of the banking subsidiaries are members of Certificate of Deposit Registry Service (“CDARS”). CDARS provides a mechanism for obtaining FDIC insurance for large deposits. At December 31, 2011 and 2010, the Company also had $34.6 million and $20.0 million, respectively, of other brokered deposits outstanding.

Certificates of Deposit of $100,000 or More

The table below discloses the remaining maturity for certificates of deposit of $100,000 or more:

	December 31,
	2011	2010
	(in thousands)
3 months or less	$544,964	$435,400
3 to 6 months	340,502	299,710
6 to 12 months	313,312	470,847
Over 12 months	89,903	70,412

Total	$1,288,681	$1,276,369

Other Assets Acquired Through Foreclosure

The following table represents the changes in other assets acquired through foreclosure:

	Year Ended December 31,
	2011	2010	2009
	(in thousands)
Balance, beginning of period	$107,655	$83,347	$14,545
Additions	48,585	93,656	104,610
Dispositions	(47,366)	(40,674)	(17,858)
Valuation adjustments in the period, net	(19,770)	(28,674)	(17,950)

Balance, end of period	$89,104	$107,655	$83,347

Other assets acquired through foreclosure consist primarily of properties acquired as a result of, or in-lieu-of, foreclosure. Properties or other assets (primarily repossessed assets formerly leased) are classified as other real estate owned and other repossessed property and are reported at the lower of carrying value or fair value, less estimated costs to sell the property. Costs relating to the development or improvement of the assets are capitalized and costs relating to holding the assets are charged to expense. The Company had $89.1 million, $107.7 million and $83.3 million, respectively, of such assets at December 31, 2011, 2010 and 2009. At December 31, 2011, the Company held approximately 83 other real estate owned properties compared to 98 at December 31, 2010. When significant adjustments were based on unobservable inputs, such as when a current appraised value is not available or management determines the fair value of the collateral is further impaired below appraised value and there is no observable market price, the resulting fair value measurement has been categorized as a Level 3 measurement.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Banks to maintain minimum amounts and ratios of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I leverage (as defined) to average assets (as defined). As of December 31, 2011 and 2010, the Company and the Banks met all capital adequacy requirements to which they are subject.

As of December 31, 2011, the Company and each of its subsidiaries met the minimum capital ratio requirements necessary to be classified as well-capitalized, as defined by the banking agencies. To be categorized as well-capitalized, the Banks must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the table below. In addition, the Memorandum of Understanding to which Bank of Nevada is subject may require it to maintain a higher Tier 1 leverage ratio than otherwise required to be considered well-capitalized. At December 31, 2011, the capital levels at Bank of Nevada exceeded this elevated requirement.

The actual capital amounts and ratios for the Banks and Company are presented in the following tables as of the periods indicated:

	Total Capital	Tier 1 Capital	Risk- Weighted Assets	Tangible Average Assets	Total Capital Ratio	Tier 1 Capital Ratio	Tier 1 Leverage Ratio
	(dollars in thousands)
December 31, 2011
WAL (Consolidated)	$723,327	$651,104	$5,749,818	$6,636,083	12.6%	11.3%	9.8%
Bank of Nevada	294,747	266,430	2,232,208	2,818,077	13.2%	11.9%	9.5%
Western Alliance Bank	231,360	188,328	1,944,738	2,128,033	11.9%	9.7%	8.9%
Torrey Pines Bank	183,772	151,058	1,541,878	1,641,500	11.9%	9.8%	9.2%

Well-capitalized ratios					10.0%	6.0%	5.0%
Minimum capital ratios					8.0%	4.0%	4.0%

December 31, 2010
WAL (Consolidated)	654,011	591,633	4,941,057	6,198,903	13.2%	12.0%	9.5%
Bank of Nevada	278,697	250,907	2,177,357	2,705,631	12.8%	11.5%	9.3%
Western Alliance Bank	204,650	162,964	1,492,491	1,955,696	13.7%	10.9%	8.3%
Torrey Pines Bank	170,342	135,126	1,215,825	1,453,686	14.0%	11.1%	9.3%

Well-capitalized ratios					10.0%	6.0%	5.0%
Minimum capital ratios					8.0%	4.0%	4.0%

Additionally, State of Nevada banking regulations restrict distribution of the net assets of Bank of Nevada because such regulations require the sum of the bank’s stockholders’ equity and reserve for loan losses to be at least 6% of the average of the bank’s total daily deposit liabilities for the preceding 60 days. As a result of these regulations, approximately $147.6 million and $145.2 million of Bank of Nevada’s stockholders’ equity was restricted at December 31, 2011 and 2010, respectively.

JUNIOR SUBORDINATED AND SUBORDINATED DEBT

The Company has formed or acquired through mergers six statutory business trusts, which exist for the exclusive purpose of issuing Cumulative Trust Preferred Securities. All of the funds raised from the issuance of these securities were passed to the Company and are reflected in the accompanying balance sheet as junior subordinated debt in the amount of $37.0 million. The junior subordinated debt has contractual balances and maturity dates as follows:

		December 31,
Name of Trust	Maturity	2011	2010
		(in thousands)
BankWest Nevada Capital Trust II	2033	$15,464	$15,464
Intermountain First Statutory Trust I	2034	7,217	7,217
WAL Trust No. 1	2036	10,310	10,310
First Independent Capital Trust I	2034	20,619	20,619
WAL Statutory Trust No. 2	2037	5,155	5,155
WAL Statutory Trust No. 3	2037	7,732	7,732

		$66,497	$66,497
Unrealized gains on trust preferred securities measured at fair value, net		(29,512)	(23,463)

		$36,985	$43,034

The weighted average contractual rate of the junior subordinated debt was 3.61% and 4.34% as of December 31, 2011 and 2010, respectively.

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

The following table sets forth our significant contractual obligations as of December 31, 2011.

	Payments Due by Period
	(in thousands)
	Total	Less Than 1 Year	1-3 Years	3-5 Years	After 5 Years
	(in thousands)
Time deposit maturities	$1,450,933	$1,348,034	$101,322	$1,577	$—
Long-term borrowed funds	75,000	—	—	75,000	—
Junior subordinated deferrable interest debentures	36,985	—	—	—	36,985
Purchase obligations	14,841	5,614	5,427	3,800	—
Operating lease obligations	25,407	4,923	7,644	5,494	7,346

Total	$1,603,166	$1,358,571	$114,393	$85,871	$44,331

Off-balance sheet commitments associated with outstanding letters of credit, commitments to extend credit, and credit card guarantees as of December 31, 2011 are summarized below. Since commitments associated with letters of credit and commitments to extend credit may expire unused, the amounts shown do not necessarily reflect the actual future cash funding requirements.

	Total	Amount of Commitment Expiration Per Period
Other Commitments	Amounts Committed	Less Than 1 Year	1-3 Years	3-5 Years	After 5 Years
	(in thousands)
Commitments to extend credit	$863,120	$488,714	$171,473	$108,280	$94,653
Credit card commitments and guarantees	319,892	319,892	—	—	—
Standby letters of credit	34,768	—	34,608	160	—

Total	$1,217,780	$808,606	$206,081	$108,440	$94,653

The following table sets forth certain information regarding FHLB and FRB advances and customer repurchase agreements.

	December 31,
	2011	2010	2009
	(dollars in thousands)
FHLB and FRB Advances
Maximum month-end balance	$280,000	$20,000	$635,500
Balance at end of year	280,000	—	—
Average balance	13,206	5,367	228,951
Customer Repurchase Accounts:
Maximum month-end balance	176,966	211,046	307,367
Balance at end of year	123,626	109,409	223,269
Average balance	148,412	126,511	279,477
Total Short-Term Borrowed Funds	$403,626	$109,409	$223,269
Weighted average interest rate at end of year	0.16%	0.23%	1.02%
Weighted average interest rate during year	0.20%	0.81%	0.99%

Short-Term Borrowed Funds. The Company from time to time utilizes short-term borrowed funds to support short-term liquidity needs generally created by increased loan demand. The majority of these short-term borrowed funds consist of advances from the FHLB and FRB and customer repurchase agreements. The Company’s borrowing capacity at FHLB and FRB is determined based on collateral pledged, generally consisting of securities and loans. In addition, the Company has borrowing capacity from other sources pledged by securities, including securities sold under agreements to repurchase, which are reflected at the amount of cash received in connection with the transaction, and may require additional collateral based on the fair value of the underlying securities. At December 31, 2011, total short-term borrowed funds consisted of customer repurchases of $123.6 million and $280.0 million of FHLB advances. No advances were outstanding from the FRB at December 31, 2011. At December 31, 2010, total short-term borrowed funds consisted of $109.4 million of customer repurchases. The increase of $249.2 million in short-term borrowings for 2011 compared to 2010 was due to the Company’s increased lending in the fourth quarter.

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

Other intangible assets

The Company’s intangible assets consist of core deposit intangible assets, investment advisory and trust customer relationship intangibles, and are amortized over periods ranging from 6 to 12 years. The Company evaluates the remaining useful lives of its core deposit intangible assets each reporting period, as required by FASB ASC 350, Intangibles—Goodwill and Other, to determine whether events and circumstances warrant a revision to the remaining period of amortization. If the estimate of an intangible asset’s remaining useful life has changed, the remaining carrying amount of the intangible asset is amortized prospectively over that revised remaining useful life. As a result of current economic conditions, the Company revised its estimates of the useful lives of its core deposit intangibles during the year ended December 31, 2008. The Company made no further changes to these revised lives in 2011 or 2010.

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

During the years ended December 31, 2011, 2010 and 2009, the Company granted stock options to the non-executive directors of its subsidiaries. These directors do not meet the definition of an employee under FASB ASC 718 Compensation. Accordingly, the Company applies FASB ASC 505 Equity to determine the measurement date for options granted to these directors. Therefore, the expense related to these options is re-measured each reporting date until the options are vested.

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

Although realization is not assured, the Company believes that the realization of the recognized net deferred tax asset of $61.7 million at December 31, 2011 is more likely than not based on expectations as to future taxable income and based on available tax planning strategies as defined in FASB ASC 740, Income Taxes (‘ASC 740”) that could be implemented if necessary to prevent a carryforward from expiring.

The most significant source of these timing differences are the credit loss reserve and net operating loss carryforwards, which account for substantially all of the net deferred tax asset.

As a result of the losses incurred in 2009 and 2010, the Company is in a three-year cumulative pretax loss position at December 31, 2011. A cumulative loss position is considered significant negative evidence in assessing the realizability of a deferred tax asset. The Company has concluded that there is sufficient positive evidence to overcome this negative evidence. This positive evidence includes Company forecasts, exclusive of tax planning strategies, that show full utilization of the net operating losses by the end of 2013 based on current projections. In addition, the Company has evaluated tax planning strategies, including potential sales of businesses and assets in which it could realize the excess of appreciated value over the tax basis of its assets. The amount of deferred tax assets considered realizable, however, could be significantly reduced in the near term if estimates of future taxable income during the carryforward period are significantly lower than forecasted due to deterioration in market conditions.

Based on the above discussion, the Company believes that it is more likely than not that it will fully utilize deferred federal and state tax assets pertaining to the existing net operating loss carryforwards and any NOL that would be created by the reversal of the future net deductions that have not yet been taken on a tax return. See Note 8, “Income Taxes” to the Consolidated Financial Statements for further discussion on income taxes

Liquidity

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

The ability to have readily available funds sufficient to repay fully maturing liabilities is of primary importance to depositors, creditors and regulators. Our liquidity, represented by cash and amounts due from banks, federal funds sold and non-pledged marketable securities, is a result of our operating, investing and financing activities and related cash flows. In order to ensure funds are available when necessary, on at least a quarterly basis, we project the amount of funds that will be required, and we strive to maintain relationships with a diversified customer base. Liquidity requirements can also be met through short-term borrowings or the disposition of short-term assets. The Company has unsecured borrowing lines at correspondent banks totaling $55.0 million. In addition, loans and securities are pledged to the FHLB providing $1.20 billion in borrowing capacity with outstanding borrowings and letters of credit of $280.0 million and $72.0 million, respectively, leaving $843.4 million in available credit as of December 31, 2011. Loans and securities pledged to the FRB discount window provided $696.6 million in borrowing capacity. As of December 31, 2011, there were no outstanding borrowings from the FRB, thus our available credit totaled $696.6 million.

The Company has a formal liquidity policy, and in the opinion of management, our liquid assets are considered adequate to meet cash flow needs for loan funding and deposit cash withdrawals for the next 90-120 days. At December 31, 2011, there was $891.2 million in liquid assets comprised of $162.3 million in cash and cash equivalents and $728.9 million in unpledged marketable securities. At December 31, 2010, the Company maintained $1.03 billion in liquid assets comprised of $254.5 million of cash and cash equivalents (including federal funds sold of $0.9 million) and $780.0 million of unpledged marketable securities.

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

On a long-term basis, the Company’s liquidity will be met by changing the relative distribution of our asset portfolios, for example by reducing investment or loan volumes, or selling or encumbering assets. Further, the Company can increase liquidity by soliciting higher levels of deposit accounts through promotional activities and/or borrowing from correspondent banks, the FHLB of San Francisco and the FRB. At December 31, 2011, our long-term liquidity needs primarily relate to funds required to support loan originations and commitments and deposit withdrawals which can be met by cash flows from investment payments and maturities, and investment sales if necessary.

The Company’s liquidity is comprised of three primary classifications: (i) cash flows provided by operating activities; (ii) cash flows used in investing activities; and (iii) cash flows provided by financing activities. Net cash provided by or used in operating activities consists primarily of net income, adjusted for changes in certain other asset and liability accounts and certain non-cash income and expense items, such as the loan loss provision, investment and other amortization and depreciation. For the years ended December 31, 2011, 2010 and 2009, net cash provided by operating activities was $142.5 million, $0.3 million and $74.8 million, respectively.

Our primary investing activities are the origination of real estate, commercial and consumer loans and purchase and sale of securities. Our net cash provided by and used in investing activities has been primarily influenced by our loan and securities activities. The net increase in loans for the years ended December 31, 2011, 2010 and 2009, was $644.8 million, $339.3 million and $112.1 million, respectively.

Net cash provided by financing activities has been impacted significantly by increased deposit levels. During the years ended December 31, 2011, 2010 and 2009, deposits increased $320.1 million, $616.3 million and $938.1 million, respectively.

Fluctuations in core deposit levels may increase our need for liquidity as certificates of deposit mature or are withdrawn before maturity and as non-maturity deposits, such as checking and savings account balances, are withdrawn. Additionally, we are exposed to the risk that customers with large deposit balances will withdraw all or a portion of such deposits, due in part to the FDIC limitations on the amount of insurance coverage provided to depositors. To mitigate the uninsured deposit risk, we have joined the Certificate of Deposit Account Registry Service (CDARS), a program that allows customers to invest up to $50.0 million in certificates of deposit through one participating financial institution, with the entire amount being covered by FDIC insurance. As of December 31, 2011, we had $376.0 million of CDARS deposits.

As of December 31, 2011, we had $35.8 million of wholesale brokered deposits outstanding. Brokered deposits are generally considered to be deposits that have been received from a third party that is acting on behalf of that party’s customer. Often, a broker will direct a customer’s deposits to the banking institution offering the highest interest rate available. Federal banking law and regulation places restrictions on depository institutions regarding brokered deposits because of the general concern that these deposits are at a greater risk of being withdrawn and placed on deposit at another institution offering a higher interest rate, thus posing liquidity risk for institutions that gather brokered deposits in significant amounts. The Company does not anticipate using brokered deposits as a significant liquidity source in the near future.

Federal and state banking regulations place certain restrictions on dividends paid by the Banks to Western Alliance. The total amount of dividends which may be paid at any date is generally limited to the retained earnings of each Bank. Dividends paid by the Banks to the Company would be prohibited if the effect thereof would cause the respective Bank’s capital to be reduced below applicable minimum capital requirements. In addition, the memorandum of understanding at Bank of Nevada presently requires prior regulatory approval of the payments of dividends to Western Alliance.

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

Net Interest Income Simulation. In order to measure interest rate risk at December 31, 2011, we used a simulation model to project changes in net interest income that result from forecasted changes in interest rates. This analysis calculates the difference between net interest income forecasted using an immediate increase and decrease in interest rates and a net interest income forecast using a flat market interest rate environment derived from spot yield curves typically used to price our assets and liabilities. The income simulation model includes various assumptions regarding the re-pricing relationships for each of our products. Many of our assets are floating rate loans, which are assumed to re-price immediately, and proportional to the change in market rates, depending on their contracted index. Some loans and investments include the opportunity of prepayment (embedded options), and accordingly the simulation model uses estimated market speeds to derive prepayments and reinvests proceeds at modeled yields. Our non-term deposit products re-price more slowly, usually changing less than the change in market rates and at our discretion.

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

This simulation model assesses the changes in net interest income that would occur in response to an instantaneous and sustained increase or decrease (shock) in market interest rates. At December 31, 2011, our net interest margin exposure for the next twelve months related to these hypothetical changes in market interest rates was within our current guidelines.

Sensitivity of Net Interest Income

	Interest Rate Scenario (change in basis points from Base)
(in 000’s)	Down 100	Base	UP 100	UP 200	Up 300	Up 400
Interest Income	$289,110	$297,528	$310,190	$328,472	$349,778	$370,606
Interest Expense	$32,304	$32,366	$49,647	$67,884	$86,625	$104,822
Net Interest Income	$256,806	$265,162	$260,543	$260,588	$263,153	$265,784
% Change	-3.2%		-1.7%	-1.7%	-0.8%	0.2%

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

At December 31, 2011, our economic value of equity exposure related to these hypothetical changes in market interest rates was within the current guidelines established by us. The following table shows our projected change in economic value of equity for this set of rate shocks at December 31, 2011.

Economic Value of Equity

	Interest Rate Scenario (change in basis points from Base)
	Down 100	Base	UP 100	UP 200	Up 300	Up 400
Present Value (000’s)
Assets	$7,066,745	$7,009,647	$6,876,426	$6,734,122	$6,593,772	$6,457,387
Liabilities	$6,213,671	$6,145,421	$6,032,661	$5,911,335	$5,790,353	$5,682,208
Adjustments
Goodwill & Intangibles	$(36,867)	$(36,867)	$(36,867)	$(36,867)	$(36,867)	$(36,867)
AFS Fair Market Value	$6,746	$6,746	$6,746	$6,746	$6,746	$6,746
Net Present Value	$822,953	$834,105	$813,644	$792,666	$773,298	$745,058
% Change	-1.3%		-2.5%	-5.0%	-7.3%	-10.7%

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

Derivative Contracts. In the normal course of business, the Company uses derivative instruments to meet the needs of its customers and manage exposure to fluctuations in interest rates. The following table summarizes the aggregate notional amounts, market values and terms of the Company’s derivative positions with derivative market makers as of December 31, 2011.

Outstanding Derivatives Positions

		Weighted Average
Notional	Net Value	Term (in yrs)
32,880,403	(163,316)	3.8

The following table summarizes the aggregate notional amounts, market values and terms of the Company’s derivative positions with derivative market makers as of December 31, 2010:

Outstanding Derivatives Positions

		Weighted Average
Notional	Net Value	Term (in yrs)
12,860,170	(1,395,856)	3.9

Recent accounting pronouncements

In December 2010, the Financial Accounting Standards Board (“FASB”) issued guidance within the Accounting Standards Update (“ASU”) 2010-20 “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.” ASU 2010-20 requires entities to provide disclosures designed to facilitate financial statement users’ evaluation of (i) the nature of credit risk inherent in the entity’s portfolio of financing receivables, (ii) how that risk is analyzed and assessed in arriving at the allowance for credit losses, and (iii) the changes and reasons for those changes in the allowance for credit losses. Disclosures must be disaggregated by portfolio segment, the level at which an entity develops and documents a systematic method for determining its allowance for credit losses, and class of financing receivable, which is generally a disaggregation of portfolio segment. The required disclosures include, among other things, a roll forward of the allowance for credit losses as well as information about modified, impaired, nonaccrual and past due loans and credit quality indicators. ASU 2010-20 became effective for the Company’s financial statements as of December 31, 2010, as it relates to disclosures required as of the end of a reporting period. Disclosures that relate to activity during a reporting period are required for the Company’s financial statements that include periods beginning on or after January 1, 2011. The adoption of this guidance did not have any impact on the Company’s consolidated statement of operations, its consolidated balance sheet, or its consolidated statement of cash flows.

In April 2011, the FASB issued guidance within the ASU 2011-02 “A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring.” ASU 2011-02 clarifies when a loan modification or restructuring is considered a troubled debt restructuring. This guidance is effective for the first interim or annual period beginning on or after June 15, 2011, and will be applied retrospectively to the beginning of the annual period of adoption. The adoption of this guidance did not have a material impact on the Company’s consolidated statement of operations, its consolidated balance sheet, or its consolidated statement of cash flows.

In April 2011, the FASB issued guidance within the ASU 2011-03 “Reconsideration of Effective Control for Repurchase Agreements.” The amendments in ASU 2011-03 remove from the assessment of effective control (1) the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms, even in the event of default by the transferee, and (2) the collateral maintenance implementation guidance related to that criterion. This guidance is effective for the first interim or annual period beginning on or after December 15, 2011, and will be applied prospectively to transactions or modifications of existing transactions that occur on or after the effective date. The adoption of this guidance is not expected to have a material impact on the Company’s consolidated statement of operations, its consolidated balance sheet, or its consolidated statement of cash flows.

In May 2011, the FASB issued guidance within the ASU 2011-04 “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” The amendments in ASU 2011-04 generally represent clarifications of Topic 820, Fair Value Measurement but also include some instances where a particular principle or requirement for measuring fair value or disclosing information about fair value measurements has changed. This update results in common principles and requirements for measuring fair value and for disclosing information about fair value measurements in accordance with U.S. GAAP and International Financial Reporting Standards (“IFRS”). This guidance is effective for the first interim or annual period beginning on or after December 15, 2011, and will be applied prospectively. The Company is currently evaluating the impact of the adoption of this guidance but does not anticipate a material impact on the Company’s consolidated statement of operations, its consolidated balance sheet, or its consolidated statement of cash flows.

In June 2011, the FASB issued guidance within the ASU 2011-05 “Presentation of Comprehensive Income.” The amendments in ASU 2011-05 to Topic 220, Comprehensive Income, allow an entity the option to present the total comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. This update eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. The amendments do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. This guidance is effective for the first interim or annual period beginning on or after December 15, 2011, and will be applied retrospectively. The adoption of this guidance is not expected to have a material impact on the Company’s consolidated statement of operatons, its consolidated balance sheet, or its consolidated statement of cash flows.

In September 2011, the FASB issued guidance within the ASU 2011-08 “Testing Goodwill for Impairment.” The amendments in this update to Topic 350, Intangibles-Goodwill and Other, will allow an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. An entity would not be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The amendments include a number of events and circumstances for an entity to consider in conducting the qualitative assessment. This guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Companies may elect to early adopt. The adoption of this guidance is not expected to have a material impact on the Company’s consolidated statement of operations, its consolidated balance sheet, or its consolidated statement of cash flows.

In December 2011, the FASB issued guidance within the ASU 2011-10 “De-recognition of in Substance Real Estate – a Scope Clarification.” The amendments to Topic 360, Property, Plant, and Equipment, resolve the diversity in practice when a parent ceases to have a controlling financial interest in a subsidiary that is in substance real estate as a result of default on the subsidiary’s nonrecourse debt. This guidance is effective for annual and interim periods beginning after June 15, 2012. The adoption of this guidance is not expected to have a material impact on the Company’s consolidated statement of operations, its consolidated balance sheet, or its consolidated statement of cash flows.

In December 2011, the FASB issued guidance within the ASU 2011-11 “Disclosures about Offsetting Assets and Liabilities.” The update to Topic 210, Balance Sheet, requires enhanced disclosures to enable users of the financial statements to evaluate the effect or potential effect of netting arrangements on an entity’s financial position. This guidance is effective for annual reporting periods beginning on or after January 1, 2013. The adoption of this guidance is not expected to have a material impact on the Company’s consolidated statement of operations, its consolidated balance sheet, or its consolidated statement of cash flows.

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

Deposit Insurance. The Dodd-Frank Act and implementing final rules from the FDIC make permanent the $250,000 deposit insurance limit for insured deposits. The assessment base against which an insured depository institution’s deposit insurance premiums paid to the FDIC’s Deposit Insurance Fund (or the DIF) has been revised to use the institution’s average consolidated total assets less its average equity rather than its deposit base. These provisions could increase the FDIC deposit insurance premiums paid by our insured depository institution subsidiaries. The Dodd-Frank Act also amended the Federal Deposit Insurance Act to provide full deposit insurance coverage for non-interest-bearing transaction accounts beginning on December 31, 2010. As a result, the FDIC discontinued its Transaction Account Guarantee Program, created under the Temporary Liquidity Guarantee Program. Unlike the FDIC’s programs, no opt outs from participation in the Dodd-Frank Act’s insurance protection were allowed and institutions were not required to pay a separate assessment for participation.

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

The Consumer Financial Protection Bureau. The Dodd-Frank Act creates a new, independent Consumer Financial Protection Bureau (or the Bureau) within the Federal Reserve that is tasked with establishing and implementing rules and regulations under certain federal consumer protection laws. These consumer protection laws govern the manner in which we offer many of our financial products and services. On July 21, 2011, the rulemaking and certain enforcement authority for enumerated federal consumer financial protection laws was transferred to the Bureau. As a result of this transfer, the Bureau now has significant interpretive and enforcement authority with respect to many of the federal laws and regulations under which we operate. In accordance with this authority, the Bureau has officially transferred many of the regulations formally maintained by the Federal Reserve and the U.S. Department of Housing and Urban Development, to a new chapter of Title 12 of the Code of Federal Regulations maintained by the Bureau, many of which deal with consumer credit, account disclosures and residential mortgage lending. Although the Bureau did not make significant or substantive changes to the rules as part of this transfer, it now has authority to promulgate guidance and interpretations of these rules and regulations in a manner that could differ from prior interpretations from other federal regulatory bodies.

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

Among its powers, the Federal Reserve may require a bank holding company to terminate an activity or terminate control of, divest or liquidate subsidiaries or affiliates that the Federal Reserve determines constitute a significant risk to the financial safety or soundness of the bank holding company or any of its bank subsidiaries. Subject to certain exceptions, bank holding companies also are required to give written notice to and receive approval from the Federal Reserve before purchasing or redeeming their common stock or other equity securities. The Federal Reserve also may regulate provisions of a bank holding company’s debt, including by imposing interest rate ceilings and reserve requirements. In addition, the Federal Reserve requires all bank holding companies to maintain capital at or above certain prescribed levels. As a result of the Dodd-Frank Act, the Company also cannot engage in proprietary trading or establish or invest in private equity or hedge funds, subject to a few narrow exemptions. The so-called Volcker Rule will become effective on July 21, 2012. The federal agencies tasked with jointly issuing implementing regulations, including the SEC, OCC and Federal Reserve, issued a notice of proposed rulemaking in October 2011, with public comment due by February 13, 2012.

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

Deposit Insurance Assessments. Deposits in the banks are insured by the FDIC to applicable limits through the Deposit Insurance Fund (“DIF”). All of Western Alliance’s subsidiary banks are required to pay deposit insurance premiums, which are generally assessed semiannually and paid quarterly. The FDIC utilizes a risk-based assessment system that imposes insurance premiums based upon a risk matrix that takes into account a bank’s capital level and supervisory rating (“CAMELS rating”). The risk matrix utilizes four risk categories (plus a category for large and highly complex institutions) which are distinguished by capital levels and supervisory ratings. Banks with higher levels of capital and a low degree of supervisory concern are assessed lower premiums than banks with lower levels of capital or a higher degree of supervisory concern. On February 7, 2011, the FDIC approved a final rule to implement deposit insurance assessment changes called for under the Dodd-Frank Act. The final rate schedule went into effect on April 1, 2011. The deposit insurance initial base assessment rates currently range from 2.5 basis points (for a financial institution in Risk Category I) to 45 basis points (for financial institutions in Risk Category IV or large, highly complex institutions), but may be higher under certain conditions. The base for deposit insurance assessments has been changed under the Dodd-Frank Act and the FDIC’s implementing rules, and is now defined as average consolidated total assets during the assessment period less average tangible equity capital during the assessment period. The banks’ average consolidated total assets and average tangible equity capital are defined in the schedule of quarterly averages in the Consolidated Reports of Condition and Income (“Call Reports”), using a daily averaging method.

In addition, the FDIC collects The Financing Corporation (“FICO”) deposit assessments on assessable deposits. FICO assessments are set quarterly, and in 2011 ranged from 1.02 basis points in the first quarter to 0.68 basis points in the fourth quarter.

In November 2009, the FDIC issued a rule that required all insured depository institutions, with limited exceptions, to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011 and 2012.

The FDIC also adopted a uniform three-basis point increase in assessment rates effective on January 1, 2011. In December 2009, the Company paid $34.3 million in prepaid risk-based assessments, which included $2.2 million related to the fourth quarter of 2009 that would have otherwise been payable in the first quarter of 2010. This amount is included in deposit insurance expense for 2009. The remaining $12.8 million in pre-paid deposit insurance is included in other assets in the accompanying consolidated balance sheets as of December 31, 2011.

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

Bank of Nevada has been placed under informal supervisory oversight by banking regulators in the form of memorandum of understanding. The oversight requires enhanced supervision by the Board of Directors of the bank, and the adoption or revision of written plans and/or policies addressing such matters as asset quality, credit underwriting and administration, the allowance for loan and lease losses, loan and investment portfolio risks, asset-liability management and loan concentrations, as well as the formulation and adoption of comprehensive strategic plans. The bank is also prohibited from paying dividends or making other distributions to the Company without prior regulatory approval and is required to maintain higher levels of Tier 1 capital than otherwise would be required to be considered well-capitalized under federal capital guidelines. In addition, the bank is required to provide regulators with prior notice of certain management and director changes and, in certain cases, to obtain their non-objection before engaging in a transaction that would materially change its balance sheet composition. The Company believes Bank of Nevada is in full compliance with the requirements of the memorandum of understanding.

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

The Federal Reserve and the FDIC require banking organizations to maintain a minimum amount of Tier 1 capital relative to average total assets, referred to as the leverage ratio. The principal objective of the leverage ratio is to constrain the maximum degree to which a bank holding company may leverage its equity capital base. For a banking organization rated in the highest of the five categories used by regulators to rate banking organizations, the minimum leverage ratio of Tier 1 capital to total assets is 3.0%. However, an institution with a 3.0% leverage ratio would be unlikely to receive the highest rating since a strong capital position is a significant part of the regulators’ rating criteria. All banking organizations not rated in the highest category must maintain an additional capital cushion of 100 to 200 basis points. The Federal Reserve and the FDIC have the discretion to set higher minimum capital requirements for specific institutions. Furthermore, the Federal Reserve has previously indicated that it may consider a “tangible Tier 1 capital leverage ratio” (thereby deducting all intangibles from Tier 1 capital) and other indicators of capital strength in evaluating proposals for expansion or new activities. The Company’s tier one leverage ratio at December 31, 2011 was 9.8%. A bank that does not achieve and maintain the required capital levels may be issued a capital directive by the Federal Reserve or the FDIC, as appropriate, to ensure the maintenance of required capital levels.

The federal regulatory authorities’ risk-based capital guidelines are based upon the 1988 capital accord (“Basel I”) of the Basel Committee on Banking Supervision (the “Basel Committee”). The Basel Committee is a committee of central banks and bank supervisors/regulators from the major industrialized countries that develops broad policy guidelines for use by each country’s supervisors in determining the supervisory policies they apply. In 2004, the Basel Committee published a new capital accord (“Basel II”) to replace Basel I. Basel II provides two approaches for setting capital standards for credit risk – an internal ratings-based approach tailored to individual institutions’ circumstances and a standardized approach that bases risk weightings on external credit assessments to a much greater extent than permitted in existing risk-based capital guidelines. Basel II also would set capital requirements for operational risk and refine the existing capital requirements for market risk exposures. In July 2010, the Basel Committee adopted the key design elements for Basel III and, in September 2010, adopted the transition measures. The requirements of the Dodd-Frank Act have largely surpassed the regulatory requirements called for by Basel III. Regulators have begun the process of adopting standards required under the Dodd-Frank Act to remove reliance on credit rating agencies. This reliance is important in Basel III, and regulators are considering the impact of this requirement in international standards.

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

Dividends. Western Alliance has never declared or paid cash dividends on its common stock. Western Alliance currently intends to retain any future earnings for future growth and does not anticipate paying any cash dividends in the foreseeable future. Any determination in the future to pay dividends will be at the discretion of Western Alliance’s board of directors and will depend on the company’s earnings, financial condition, results of operations, business prospects, capital requirements, regulatory restrictions, contractual restrictions and other factors that the board of directors may deem relevant.

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

From time to time, Western Alliance may become a party to financing agreements and other contractual obligations that have the effect of limiting or prohibiting the declaration or payment of dividends such as the Series B Preferred Stock it issued pursuant to the SBLF. So long as the SBLF Preferred Stock remains outstanding, the Company may only declare and pay dividends on its common stock if: (1) SBLF Preferred Stock dividend payments are current, and (2) the Company’s Tier 1 capital following payment of the common stock dividend would remain at or above the applicable threshold provided in Schedule A of the Certificate of Designations for the SBLF Preferred Stock (Exhibits 3.8 and 3.9 attached hereto and incorporated herein by this reference). Additional restrictions on common stock dividends apply if the Company does not timely pay dividends on the SBLF Preferred Stock. Holding company expenses and obligations with respect to its outstanding trust preferred securities and corresponding subordinated debt also may limit or impair Western Alliance’s ability to declare and pay dividends.

Since Western Alliance has no significant assets other than the voting stock of its subsidiaries, it currently depends on dividends from its bank subsidiaries and, to a lesser extent, its non-bank subsidiaries, for a substantial portion of its revenue and as the primary sources of its cash flow. The ability of a state non-member bank to pay cash dividends is not restricted by federal law or regulations. For example, under the Federal Deposit Insurance Corporation Act (“FDIA”), an insured institution may not pay a dividend if payment would cause it to become undercapitalized or if it is already undercapitalized. Furthermore, the FDIC has issued a policy statement indicating that banks should generally pay dividends only out of current operating earnings. In addition, the memorandum of understanding to which Bank of Nevada is subject prohibits the payment of dividends or other distributions to the Company without prior regulatory approval.

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

Consumer Protection Laws and Regulations

The banking regulatory authorities have increased their attention in recent years to compliance with the consumer protection laws and their implementing regulations. Examination and enforcement have become more intense in nature, and insured institutions have been advised to monitor carefully compliance with such laws and regulations. The bank is subject to many federal consumer protection statutes and regulations, some of which are discussed below. The Dodd-Frank Act created the Consumer Financial Protection Bureau (“Bureau”), which has rulemaking and oversight authority of the federal consumer financial protection laws. On July 21, 2011, the rulemaking and certain enforcement authority for enumerated federal consumer financial protection laws was transferred to the Bureau. As a result of this transfer, the Bureau now has significant interpretive and enforcement authority with respect to many of the federal laws and regulations under which we operate. In accordance with this authority, the Bureau has officially transferred many of the regulations formally maintained by the Federal Reserve and the U.S. Department of Housing and Urban Development, to a new chapter of Title 12 of the Code of Federal Regulations maintained by the Bureau, many of which deal with consumer credit, account disclosures and residential mortgage lending. Although the Bureau did not make significant or substantive changes to the rules as part of this transfer, it now has authority to promulgate guidance and interpretations of these rules and regulations in a manner that could differ from prior interpretations from other federal regulatory bodies.

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

Privacy

Under the Gramm Leach Bliley Act (“GLBA”), all financial institutions, including Western Alliance, its bank subsidiaries and certain of their non-banking affiliates and subsidiaries are required to establish policies and procedures to restrict the sharing of non-public customer data with non-affiliated parties at the customer’s request and to protect customer data from unauthorized access. In addition, the Fair Credit Reporting Act of 1971 (“FCRA”) includes many provisions concerning national credit reporting standards and permits consumers, including customers of Western Alliance’s subsidiary banks, to opt out of information-sharing for marketing purposes among affiliated companies. The Fair and Accurate Credit Transactions Act of 2004 amended certain provisions of the FRCA and requires banks and other financial institutions to notify their customers if they report negative information about them to a credit bureau or if they are granted credit on terms less favorable than those generally available. The Federal Reserve and the Federal Trade Commission have extensive rulemaking authority under the FCRA, and Western Alliance and its subsidiary banks are subject to these provisions. Western Alliance has developed policies and procedures for itself and its subsidiaries to maintain compliance and believes it is in compliance with all privacy, information sharing and notification provisions of the GLBA Act and the FCRA.

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

For a discussion of quantitative and qualitative disclosures about market risk, please see Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Quantitative and Qualitative Disclosure about Market Risk” on page 56.

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

McGladrey & Pullen, LLP

Certified Public Accountants

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Western Alliance Bancorporation

We have audited the accompanying consolidated balance sheets of Western Alliance Bancorporation and Subsidiaries (collectively referred to herein as the Company) as of December 31, 2011 and 2010, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 2, 2012 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ McGLADREY & PULLEN, LLP

Phoenix, Arizona

March 2, 2012

WESTERN ALLIANCE BANCORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2011	2010
	(in thousands, except per share
	amounts)
Assets:
Cash and due from banks	$116,866	$87,984
Federal funds sold	—	918
Interest-bearing demand deposits in other financial institutions	38,129	127,844

Cash and cash equivalents	154,995	216,746
Money market investments	7,343	37,733
Investment securities—measured, at fair value	6,515	14,301
Investment securities—available-for-sale, at fair value; amortized cost of $1,198,185 at December 31, 2011 and $1,187,608 at December 31, 2010	1,190,385	1,172,913
Investment securities—held-to-maturity, at amortized cost; fair value of $290,035 at December 31, 2011 and $47,996 at December 31, 2010	286,258	48,151
Investments in restricted stock, at cost	33,520	36,877
Loans:
Held for investment, net of deferred fees	4,780,069	4,240,542
Less: allowance for credit losses	99,170	110,699

Total loans	4,680,899	4,129,843
Premises and equipment, net	105,546	114,372
Goodwill	25,925	25,925
Other intangible assets	9,807	13,366
Other assets acquired through foreclosure, net	89,104	107,655
Bank owned life insurance	133,898	129,808
Deferred tax assets, net	61,724	79,860
Prepaid expenses	16,470	24,741
Other assets	42,093	41,501
Discontinued operations, assets held for sale	59	91

Total assets	$6,844,541	$6,193,883

Liabilities:
Deposits:
Non-interest-bearing demand	$1,558,211	$1,443,251
Interest-bearing	4,100,301	3,895,190

Total deposits	5,658,512	5,338,441
Customer repurchase agreements	123,626	109,409
Other borrowings	353,321	72,964
Junior subordinated debt, at fair value	36,985	43,034
Other liabilities	35,414	27,861

Total liabilities	6,207,858	5,591,709

Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred stock—par value $.0001 and liquidation value per share of $1,000; 20,000,000 authorized; 141,000 issued and outstanding at December 31, 2011 and 140,000 at December 31, 2010	141,000	130,827
Common stock—par value $.0001; 200,000,000 authorized; 82,361,655 shares issued and outstanding at December 31, 2011 and 81,668,565 at December 31, 2010	8	8
Surplus	743,780	739,561
Retained deficit	(243,512)	(258,800)
Accumulated other comprehensive income (loss)	(4,593)	(9,422)

Total stockholders’ equity	636,683	602,174

Total liabilities and stockholders’ equity	$6,844,541	$6,193,883

See the accompanying notes.

WESTERN ALLIANCE BANCORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2011	2010	2009
	(in thousands except per share amounts)
Interest income:
Loans, including fees	$261,443	$255,626	$248,098
Investment securities—taxable	28,712	22,818	24,318
Investment securities—non-taxable	2,013	122	404
Dividends—taxable	1,124	617	680
Dividends—non-taxable	2,570	1,359	1,287
Other	729	1,271	1,236

Total interest income	296,591	281,813	276,023

Interest expense:
Deposits	27,977	41,329	61,905
Customer repurchase agreements	336	538	3,629
Other borrowings	8,282	3,745	3,234
Junior subordinated and subordinated debt	2,328	3,648	4,966

Total interest expense	38,923	49,260	73,734

Net interest income	257,668	232,553	202,289
Provision for credit losses	46,188	93,211	149,099

Net interest income after provision for credit losses	211,480	139,342	53,190

Non-interest income:
Securities impairment charges, net	(226)	(1,186)	(45,831)
Portion of impairment charges recognized in other comprehensive loss (before taxes)	—	—	2,047

Net securities impairment charges recognized in earnings	(226)	(1,186)	(43,784)
Gain on sales of securities, net	4,798	19,757	16,100
Mark to market gains (losses), net	5,621	(369)	3,631
Gain on extinguishment of debt	—	3,000	—
Service charges and fees	9,102	8,969	8,172
Trust and investment advisory fees	2,537	4,003	9,287
Other fee revenue	3,453	3,324	2,754
Income from bank owned life insurance	5,372	3,299	2,193
Operating lease income	1,878	3,793	4,066
Other	1,922	2,246	2,016

Total non-interest income	34,457	46,836	4,435

Non-interest expense:
Salaries and employee benefits	93,140	86,586	91,504
Occupancy expense, net	19,972	19,580	20,802
Net loss on sales/valuations of repossessed assets and bank premises, net	24,592	28,826	21,274
Goodwill impairment	—	—	49,671
Insurance	11,045	15,475	12,525
Loan and repossessed asset expense	8,126	8,076	6,363
Legal, professional and director fees	7,678	7,591	8,973
Marketing	4,676	4,061	4,915
Data processing	3,566	3,374	4,274
Intangible amortization	3,559	3,604	3,781
Customer service	3,336	4,256	4,290
Merger/restructure expenses	1,564	1,651	—
Operating lease depreciation	1,201	2,506	3,229
Other	13,143	11,172	11,376

Total non-interest expense	195,598	196,758	242,977

Income (loss) from continuing operations before provision income taxes	50,339	(10,580)	(185,352)
Income tax provision (benefit)	16,849	(6,410)	(38,453)

Income (loss) from continuing operations	33,490	(4,170)	(146,899)
Loss from discontinued operations, net of tax benefit	(1,996)	(3,025)	(4,507)

Net income (loss)	31,494	(7,195)	(151,406)
Dividends and accretion on preferred stock	16,206	9,882	9,742

Net income (loss) available to common shareholders	$15,288	$(17,077)	$(161,148)

WESTERN ALLIANCE BANCORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(continued)

	Year Ended December 31,
	2011	2010	2009
Income (loss) per share—basic and diluted
Continuing operations	$0.21	$(0.19)	$(2.66)
Discontinued	(0.02)	(0.04)	(0.08)

	$0.19	$(0.23)	$(2.74)
Average number of common shares—basic	80,909	75,083	58,836
Average number of common shares—diluted	81,183	75,083	58,836
Dividends declared per common share	$—	$—	$—

See the accompanying notes.

WESTERN ALLIANCE BANCORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31,
	2011	2010	2009
	(in thousands)
Net income (loss)	$31,494	$(7,195)	$(151,406)

Other comprehensive income (loss), net:
Unrealized gain (loss) on securities AFS, net	7,194	(2,865)	13,422
Impairment loss on securities, net	144	736	32,858
Unrealized gain on cash flow hedge, net	519	—	—
Realized gain on sale of securities AFS included in income, net	(3,028)	(12,698)	(7,536)

Net other comprehensive income (loss)	4,829	(14,827)	38,744

Comprehensive income (loss)	$36,323	$(22,022)	$(112,662)

Amount of impairment losses reclassified out of accumulated other comprehensive income into earnings	$226	$1,186	$43,784

Income tax benefit related to impairment losses	$82	$450	$10,926

See the accompanying notes.

WESTERN ALLIANCE BANCORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

						Accumulated
						Other	Retained	Total
	Preferred Stock		Common Stock			Comprehensive	Earnings	Shareholders’
	Shares	Amount	Shares	Amount	Surplus	Income (Loss)	(Deficit)	Equity
	(in thousands)
Balance, December 31, 2008:	140	$125,203	38,601	$4	$484,205	$(28,491)	$(85,424)	$495,497
Adoption of ASC 320	—	—	—	—	—	(4,848)	4,848	—
Net loss	—	—	—	—	—	—	(151,406)	(151,406)
Issuance of common stock, net (1)	—	—	33,441	3	191,056	—	—	191,059
Exercise of stock options	—	—	28	—	78	—	—	78
Stock-based compensation	—	—	247	—	3,283	—	—	3,283
Restricted stock grants, net	—	—	187	—	5,470	—	—	5,470
Accretion on preferred stock discount	—	2,742	—	—	—	—	(2,742)	—
Dividends on preferred stock	—	—	—	—	—	—	(7,000)	(7,000)
Other comprehensive income, net	—	—	—	—	—	38,744	—	38,744

Balance, December 31, 2009	140	127,945	72,504	7	684,092	5,405	(241,724)	575,725

Net loss	—	—	—	—	—	—	(7,195)	(7,195)
Issuance of common stock, net (2)	—	—	8,050	1	47,573	—	—	47,574
Exercise of stock options	—	—	30	—	164	—	—	164
Exercise of common stock warrants	—	—	162	—	195	—	—	195
Stock-based compensation	—	—	276	—	3,126	—	—	3,126
Restricted stock grants, net	—	—	647	—	4,411	—	—	4,411
Accretion on preferred stock discount	—	2,882	—	—	—	—	(2,882)	—
Dividends on preferred stock	—	—	—	—	—	—	(7,000)	(7,000)
Other comprehensive income, net	—	—	—	—	—	(14,827)	—	(14,827)

Balance, December 31, 2010	140	130,827	81,669	8	739,561	(9,422)	(258,800)	602,174

Net income	—	—	—	—	—	—	31,494	31,494
Exercise of stock options	—	—	53	—	362	—	—	362
Stock-based compensation	—	—	304	—	2,692	—	—	2,692
Restricted stock grants, net	—	—	336	—	1,580	—	—	1,580
Preferred stock redemption and accelerated accretion of preferred stock discount	(140)	(133,086)	—	—	—	—	(6,914)	(140,000)
Issuance of preferred stock	141	141,000	—	—	—	—	—	141,000
Dividends on preferred stock	—	—	—	—	—	—	(7,033)	(7,033)
Accretion on preferred stock discount	—	2,259	—	—	—	—	(2,259)	—
Repurchase of warrant	—	—	—	—	(415)	—	—	(415)
Other comprehensive loss, net	—	—	—	—	—	4,829	—	4,829

Balance, December 31, 2011	141	$141,000	82,362	$8	$743,780	$(4,593)	$(243,512)	$636,683

(1)	Net of offering costs of $9,582
(2)	Net of offering costs of $2,738

See the accompanying notes.

WESTERN ALLIANCE BANCORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2011	2010	2009
	(in thousands)
Cash flows from operating activities:
Net income (loss)	$31,494	$(7,195)	$(151,406)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Provision for credit losses	46,188	93,211	149,099
Depreciation and amortization	10,623	14,091	15,489
Stock-based compensation	4,272	7,537	8,753
Deferred income taxes and income taxes receivable	15,303	(7,592)	(46,300)
Net amortization of discounts and premiums for investment securities	8,339	6,309	1,664
Goodwill impairment	—	—	49,671
Securities impairment	226	1,186	43,784
(Gains)/Losses on:
Sales of securities, AFS	(4,798)	(19,757)	(16,100)
Derivatives	238	269	263
Sale of repossessed assets, net	24,022	29,224	21,274
Sale of premises and equipment, net	673	(398)	(112)
Sale of loans, net	(103)	(16)	(328)
Sale of subsidiary, net	—	(568)	(54)
Extinguishment of debt	—	(3,000)	—
Changes in:
Other assets	3,518	(40,994)	(63,571)
Other liabilities	7,910	(72,411)	66,555
Fair value of assets and liabilities measured at fair value	(5,621)	369	(3,631)
Servicing rights, net	191	35	37
Other, net	—	—	(332)

Net cash provided by operating activities	142,475	300	74,755

Cash flows from investing activities:
Proceeds from loan sales	1,851	—	13,242
Proceeds from sale of securities measured at fair value	2,907	29,415	22,419
Principal pay downs and maturities of securities measured at fair value	4,919	15,609	39,664
Proceeds from sale of available-for-sale securities	506,162	492,159	88,489
Principal pay downs and maturities of available-for-sale securities	324,160	867,667	117,757
Purchase of available-for-sale securities	(843,813)	(1,790,489)	(503,285)
Purchases of securities held-to-maturity	(239,627)	(45,000)	—
Proceeds from maturities of securities held-to-maturity	640	3,686	495
Loan originations and principal collections, net	(646,583)	(339,331)	(112,143)
Investment in money market	30,390	16,296	(54,029)
Liquidation (purchase) of restricted stock	3,357	4,501	(1,174)
Sale and purchase of premises and equipment, net	1,089	1,422	4,951
Proceeds from sale of other real estate owned and repossessed assets , net	42,120	33,777	15,418
Other, net	—	—	(46)

Net cash (used) in investing activities	(812,428)	(710,288)	(368,242)

WESTERN ALLIANCE BANCORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(continued)

	Year Ended December 31,
	2011	2010	2009
	(in thousands)
Cash flows from financing activities:
Net increase in deposits	320,071	616,339	938,116
Deposits purchased from the FDIC	—	—	131,720
Net increase/(decrease) in borrowings	294,217	(127,368)	(703,986)
Proceeds from issuance of common stock options and stock warrants	362	359	78
Proceeds from issuance stock, net	—	47,574	191,268
Proceeds from issuance of preferred stock	141,000	—	—
Redemption of preferred stock	(140,000)	—	—
Repurchase of warrant	(415)	—	—
Cash dividends paid on preferred stock	(7,033)	(7,000)	(6,833)

Net cash provided by financing activities	608,202	529,904	550,363

Net (decrease)/increase in cash and cash equivalents	(61,751)	(180,084)	256,876
Cash and cash equivalents at beginning of year	216,746	396,830	139,954

Cash and cash equivalents at end of year	$154,995	$216,746	$396,830

Supplemental disclosure:
Cash paid (received) during the period for:
Interest	$40,301	$47,354	$73,851
Income taxes	—	—	(47,249)
Non-cash investing and financing activity:
Transfers to other assets acquired through foreclosure, net	47,591	87,310	68,802
Change in unrealized holding loss on AFS securities, net of tax	4,310	(15,489)	34,558
Change in unrealized holding gain on cash flow hedge, net of tax	519	—	—
Change in OTTI on HTM securities, net of tax	—	662	(662)

See the accompanying notes.

WESTERN ALLIANCE BANCORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operation

Western Alliance Bancorporation (“WAL” or “the Company”), incorporated under the laws of the state of Nevada, is a bank holding company providing full service banking and related services to locally owned businesses, professional firms, real estate developers and investors, local non-profit organizations, high net worth individuals and other consumers through its three wholly owned subsidiary banks: Bank of Nevada, operating in Nevada, Western Alliance Bank, operating in Arizona and Northern Nevada and Torrey Pines Bank, operating in California. In addition, its non-bank subsidiaries, Shine Investment Advisory Services, Inc. and Western Alliance Equipment Finance, offer an array of financial products and services aimed at satisfying the needs of small to mid-sized businesses and their proprietors, including financial planning, investment advice, and equipment finance nationwide. These entities are collectively referred to herein as the Company.

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

Principles of consolidation

WAL has 10 wholly-owned subsidiaries: Bank of Nevada (“BON”), Western Alliance Bank (“WAB”), Torrey Pines Bank (“TPB”), which are all banking subsidiaries; Western Alliance Equipment Finance, Inc. (“WAEF”), which provides equipment finance services; and six unconsolidated subsidiaries used as business trusts in connection with issuance of trust-preferred securities. In addition, WAL maintains an 80 percent interest in Shine Investment Advisory Services Inc. (“Shine”), a registered investment advisor. WAL divested formerly wholly-owned subsidiary Premier Trust, Inc. as of September 1, 2010.

BON has three wholly-owned subsidiaries: BW Real Estate, Inc. which operates as a real estate investment trust and holds certain of BON’s real estate loans and related securities; BON Investments, Inc., which holds certain securities; and BW Nevada Holdings, LLC, which owns the Company’s 2700 West Sahara Avenue, Las Vegas, Nevada location.

WAB has one wholly-owned subsidiary, WAB Investments, Inc., which holds certain securities and TPB has one wholly-owned subsidiary, TPB Investments, Inc., which holds certain securities.

The Company does not have any other entities that should be considered for consolidation. All significant intercompany balances and transactions have been eliminated in consolidation.

Reclassifications

Certain amounts in the consolidated financial statements as of and for the years ended December 31, 2010 and 2009 have been reclassified to conform to the current presentation. The reclassifications have no effect on net income or stockholders’ equity as previously reported.

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

Cash reserve requirements

Depository institutions are required by law to maintain reserves against their transaction deposits. The reserves must be held in cash or with the Federal Reserve Bank (“FRB”). The amount of the reserve varies by bank as the banks are permitted to meet this requirement by maintaining the specified amount as an average balance over a two-week period. The total of reserve balances was approximately $18.4 million both as of December 31, 2011 and 2010.

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

In estimating whether there are any other than temporary impairment losses, management considers 1) the length of time and the extent to which the fair value has been less than amortized cost, 2) the financial condition and near term prospects of the issuer, 3) the impact of changes in market interest rates, and 4) the intent and ability of the Company to retain its investment for a period of time sufficient to allow for any anticipated recovery in fair value and it is not more likely than not the Company would be required to sell the security.

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

Transfers of financial assets

Transfers of financial assets are accounted for as sales when control over the assets has been surrendered. Control over transferred assets is deemed surrendered when 1) the assets have been isolated from the Company, 2) the transferee obtains the right to pledge or exchange the transferred assets, and 3) the Company no longer maintains effective control over the transferred assets through an agreement to repurchase the transferred assets before maturity.

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

Other intangible assets

The Company’s intangible assets consist of core deposit intangible assets, investment advisory and credit card intangibles, and are amortized over periods ranging from 6 to 12 years. The Company evaluates the remaining useful lives of its core deposit intangible assets each reporting period, as required by FASB ASC 350, Intangibles—Goodwill and Other, to determine whether events and circumstances warrant a revision to the remaining period of amortization. If the estimate of an intangible asset’s remaining useful life has changed, the remaining carrying amount of the intangible asset is amortized prospectively over that revised remaining useful life. The Company has not revised its estimates of the useful lives of its core deposit intangibles during the years ended December 31, 2011, 2010 or 2009.

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

Although realization is not assured, the Company believes that the realization of the recognized net deferred tax asset of $61.7 million at December 31, 2011 is more likely than not based on expectations as to future taxable income and based on available tax planning strategies as defined in FASB ASC 740, Income Taxes (‘ASC 740”) that could be implemented if necessary to prevent a carryforward from expiring.

The most significant source of these timing differences are the credit loss reserve and net operating loss carryforwards, which account for substantially all of the net deferred tax asset.

As a result of the losses incurred in 2009 and 2010, the Company is in a three-year cumulative pretax loss position at December 31, 2011. A cumulative loss position is considered significant negative evidence in assessing the realizability of a deferred tax asset. The Company has concluded that there is sufficient positive evidence to overcome this negative evidence. This positive evidence includes Company forecasts, exclusive of tax planning strategies, that show full utilization of the net operating losses by the end of 2013 based on current projections. In addition, the Company has evaluated tax planning strategies, including potential sales of businesses and assets in which it could realize the excess of appreciated value over the tax basis of its assets. The amount of deferred tax assets considered realizable, however, could be significantly reduced in the near term if estimates of future taxable income during the carryforward period are significantly lower than forecasted due to deterioration in market conditions.

Based on the above discussion, it is more likely than not that the Company will fully utilize deferred federal and state tax assets pertaining to the existing net operating loss carryforwards and any NOL that would be created by the reversal of the future net deductions that have not yet been taken on a tax return.

Bank owned life insurance

Bank owned life insurance is stated at its cash surrender value with changes recorded in other non-interest income in the consolidated statements of operations. The face amount of the underlying policies including death benefits was $324.7 million and $324.0 million as of December 31, 2011 and 2010, respectively. There are no loans offset against cash surrender values, and there are no restrictions as to the use of proceeds.

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

During the years ended December 31, 2011, 2010 and 2009, the Company granted stock options to the directors of its subsidiaries. Directors of subsidiaries do not meet the definition of an employee under FASB ASC 718, Compensation. Accordingly, the Company applies FASB ASC 505, Equity to determine the measurement date for options granted to these directors. Therefore, the expense related to these options is re-measured each reporting date until the options are vested.

The following table illustrates the effect on net income and earnings per share had compensation cost for all of the stock-based compensation plans been determined based on the grant date fair values of awards:

	December 31,
	2011	2010	2009
	(in thousands, except per share amounts)
Net income (loss):
Net income (loss) available to common stockholders	$15,288	$(17,077)	$(161,148)
Deduct stock-based employee compensation expense determined under the minimum value method for all awards issued prior to the IPO	—	(34)	(423)
Related tax benefit for nonqualified stock options	—	4	51

Pro forma	$15,288	$(17,107)	$(161,520)

Earnings (loss) per share:
Basic—as reported	$0.19	$(0.23)	$(2.74)
Basic—pro forma	0.19	(0.23)	(2.75)
Diluted—as reported	0.19	(0.23)	(2.74)
Diluted—pro forma	0.19	(0.23)	(2.75)

See Note 13, “Stockholder’s Equity” for further discussion of stock options, stock warrants and restricted stock awards.

Preferred stock

On November 21, 2008, as part of the Capital Purchase Program established by the U.S. Department of the Treasury (“Treasury”) under the Emergency Economic Stabilization Act of 2008 (“EESA”), the Company entered into a Letter Agreement with Treasury pursuant to which the Company issued and sold to Treasury (i) 140,000 shares of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A, par value $0.0001 per share, having a liquidation preference of $1,000 per share (the “Series A Preferred Stock”) and (ii) a ten-year warrant to purchase up to 1,574,213 shares of the Company’s common stock, par value $0.0001 per share, at an initial exercise price of $13.34 per share, for an aggregate purchase price of $140.0 million. The proceeds received were allocated to the preferred stock and additional paid-in-capital based on their relative fair values. The resulting discount on the preferred stock was amortized against retained earnings and was reflected in the Company’s consolidated statement of income as “Accretion on preferred stock discount,” resulting in additional dilution to the Company’s earnings per share. The warrant was included in the Company’s diluted average common shares outstanding (subject to anti-dilution). Both the preferred stock and warrant were accounted for as additions to the Company’s regulatory Tier 1 and Total capital.

The Company was permitted to redeem the Series A Preferred Stock prior to February 15, 2012 if (i) the Company raised aggregate gross proceeds in one or more Qualified Equity Offerings (as defined below) in excess of $35 million and (ii) the aggregate redemption price did not exceed the aggregate net cash proceeds from such Qualified Equity Offerings. Any redemption is subject to the consent of the Board of Governors of the Federal Reserve System. A Qualified Equity Offering is the sale and issuance for cash by the Company, to persons other than the Company or any Company subsidiary after the closing, of shares of perpetual preferred stock, common stock or any combination of such stock, that, in each case, qualify as and may be included in Tier 1 capital of the Company at the time of issuance under the applicable risk-based capital guidelines of the Board of Governors of the FRB. The Company successfully completed a Qualified Equity Offering in May 2009. As a result, the number of the shares of common stock underlying the portion of the warrant then held by Treasury was reduced by one-half of the shares of common stock to 787,107.

The Company fully redeemed the $140 million, or 140,000 shares plus accrued and unpaid dividends, of Series A Preferred Stock. As a result of the redemption, the Company recorded a one-time $6.9 million charge to retained earnings in the form of accelerated deemed dividend to account for the difference between the amount at which the preferred stock sale had been initially recorded and its redemption price. Following this redemption, the remaining warrant to purchase 787,107 shares of the Company’s common stock were repurchased from Treasury at auction on November 18, 2011 for $0.4 million, and subsequently retired.

On September 27, 2011, the Company received $141.0 million from the issuance of 141,000 shares of non-cumulative perpetual preferred stock, Series B, par value of $.0001 per share and a liquidation preference of $1,000 per share, to the U.S. Treasury Department pursuant to participation in the U.S. Department of Treasury’s Small Business Lending Fund Program (SBLF). Initially established at 5%, the dividend rate can vary from as low as 1% to 9% in part depending upon the Company’s success in qualifying small business lending.

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

Investment Advisory and Trust Services

The Company had a trust subsidiary, Premier Trust, until September 1, 2010. In addition, the Company held interests in two registered investment advisors that have fiduciary responsibility for the assets they manage on behalf of customers. The Company divested 75% of its interest in Miller/Russell & Associates on December 31, 2009. In August 2010, the Company sold an additional 0.1%-interest in MRA to certain members of the MRA management team.

These assets are not owned by the Company and are not reflected in the accompanying Consolidated Balance Sheets. Trust income was recorded on a cash basis and investment advisory service income was recorded on an accrual basis. At December 31, 2011 and 2010, Shine had $337.6 million and $357.4 million, respectively, in assets under management.

Fair values of financial instruments

The Company uses fair value measurements to record fair value adjustments to certain assets and liabilities. FASB ASC 820, Fair Value Measurements and Disclosures (“ASC 820”) establishes a framework for measuring fair value, establishes a three-level valuation hierarchy for disclosure of fair value measurement and enhances disclosure requirements for fair value measurements. The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. The Company uses various valuation approaches, including market, income and/or cost approaches. ASC 820 establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that observable inputs be used when available. Observable inputs are inputs that market participants would use in pricing the asset or liability developed based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s assumptions about the factors market participants would consider in pricing the asset or liability developed based on the best information available in the circumstances. The hierarchy is broken down into three levels based on the reliability of inputs, as follows:

•	Level 1—Observable quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.

•

Level 2—Observable quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, matrix pricing or model-based valuation techniques where all significant assumptions are observable, either directly or indirectly in the market.

•

Level 3—Model-based techniques where all significant assumptions are not observable, either directly or indirectly, in the market. These unobservable assumptions reflect our own estimates of assumptions that market participants would use in pricing the asset or liability. Valuation techniques may include use of discounted cash flow models and similar techniques.

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

Management uses its best judgment in estimating the fair value of the Company’s financial instruments; however, there are inherent limitations in any estimation technique. Therefore, for substantially all financial instruments, the fair value estimates presented herein are not necessarily indicative of the amounts the Company could have realized in a sales transaction at December 31, 2011 or 2010. The estimated fair value amounts for 2011 and 2010 have been measured as of period-end, and have not been reevaluated or updated for purposes of these consolidated financial statements subsequent to those dates. As such, the estimated fair values of these financial instruments subsequent to the reporting date may be different than the amounts reported at the period-end.

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

The following methods and assumptions were used by the Company in estimating the fair value of its financial instruments:

Cash and cash equivalents

The carrying amounts reported in the consolidated balance sheets for cash and due from banks and federal funds sold approximates their fair value.

Securities

The fair values of U.S. Treasuries, corporate bonds, mutual funds, and exchange-listed preferred stock are based on quoted market prices and are categorized as Level 1 of the fair value hierarchy.

The fair value of other investment securities were determined based on matrix pricing. Matrix pricing is a mathematical technique that utilizes observable market inputs including, for example, yield curves, credit ratings and prepayment speeds. Fair values determined using matrix pricing are generally categorized as Level 2 in the fair value hierarchy.

The Company owns certain collateralized debt obligations (“CDOs”) for which quoted prices are not available. Quoted prices for similar assets are also not available for these investment securities. In order to determine the fair value of these securities, the Company has estimated the future cash flows and discount rate using observable market inputs adjusted based on assumptions regarding the adjustments a market participant would assume necessary for each specific security. As a result, the resulting fair values have been categorized as Level 3 in the fair value hierarchy

Restricted stock

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

Basic and diluted earnings (loss) per share, based on the weighted average outstanding shares, are summarized as follows:

	Year Ended December 31,
	2011	2010	2009
	(in thousands, except per share amounts)
Basic:
Net income (loss) available to common stockholders	$15,288	$(17,077)	$(161,148)
Average common shares outstanding	80,909	75,083	58,836

Earnings (loss) per share	$0.19	$(0.23)	$(2.74)

Diluted:
Net income (loss) available to common stockholders	$15,288	$(17,077)	$(161,148)
Average common shares outstanding	81,183	75,083	58,836

Earnings (loss) per share	$0.19	$(0.23)	$(2.74)

As of December 31, 2010 and 2009, all stock warrants, stock options and restricted stock were considered anti-dilutive and excluded for purposes of calculating diluted loss per share.

Recent accounting pronouncements

In December 2010, the Financial Accounting Standards Board (“FASB”) issued guidance within the Accounting Standards Update (“ASU”) 2010-20 “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.” ASU 2010-20 requires entities to provide disclosures designed to facilitate financial statement users’ evaluation of (i) the nature of credit risk inherent in the entity’s portfolio of financing receivables, (ii) how that risk is analyzed and assessed in arriving at the allowance for credit losses, and (iii) the changes and reasons for those changes in the allowance for credit losses. Disclosures must be disaggregated by portfolio segment, the level at which an entity develops and documents a systematic method for determining its allowance for credit losses, and class of financing receivable, which is generally a disaggregation of portfolio segment. The required disclosures include, among other things, a roll forward of the allowance for credit losses as well as information about modified, impaired, nonaccrual and past due loans and credit quality indicators. ASU 2010-20 became effective for the Company’s financial statements as of December 31, 2010, as it relates to disclosures required as of the end of a reporting period. Disclosures that relate to activity during a reporting period are required for the Company’s financial statements that include periods beginning on or after January 1, 2011. The adoption of this guidance did not have any impact on the Company’s consolidated statement of operations, its consolidated balance sheet, or its consolidated statement of cash flows.

In April 2011, the FASB issued guidance within the ASU 2011-02 “A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring.” ASU 2011-02 clarifies when a loan modification or restructuring is considered a troubled debt restructuring. This guidance is effective for the first interim or annual period beginning on or after June 15, 2011, and will be applied retrospectively to the beginning of the annual period of adoption. The adoption of this guidance did not have a material impact on the Company’s consolidated statement of operations, its consolidated balance sheet, or its consolidated statement of cash flows.

In April 2011, the FASB issued guidance within the ASU 2011-03 “Reconsideration of Effective Control for Repurchase Agreements.” The amendments in ASU 2011-03 remove from the assessment of effective control (1) the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms, even in the event of default by the transferee, and (2) the collateral maintenance implementation guidance related to that criterion. This guidance is effective for the first interim or annual period beginning on or after December 15, 2011, and will be applied prospectively to transactions or modifications of existing transactions that occur on or after the effective date. The adoption of this guidance is not expected to have a material impact on the Company’s consolidated statement of operations, its consolidated balance sheet, or its consolidated statement of cash flows.

In May 2011, the FASB issued guidance within the ASU 2011-04 “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” The amendments in ASU 2011-04 generally represent clarifications of Topic 820, Fair Value Measurement but also include some instances where a particular principle or requirement for measuring fair value or disclosing information about fair value measurements has changed. This update results in common principles and requirements for measuring fair value and for disclosing information about fair value measurements in accordance with U.S. GAAP and International Financial Reporting Standards (“IFRS”). This guidance is effective for the first interim or annual period beginning on or after December 15, 2011, and will be applied prospectively. The Company is currently evaluating the impact of the adoption of this guidance but does not anticipate a material impact on the Company’s consolidated statement of operations, its consolidated balance sheet, or its consolidated statement of cash flows.

In June 2011, the FASB issued guidance within the ASU 2011-05 “Presentation of Comprehensive Income.” The amendments in ASU 2011-05 to Topic 220, Comprehensive Income, allow an entity the option to present the total comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. This update eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. The amendments do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. This guidance is effective for the first interim or annual period beginning on or after December 15, 2011, and will be applied retrospectively. The adoption of this guidance is not expected to have a material impact on the Company’s consolidated statement of operations, its consolidated balance sheet, or its consolidated statement of cash flows and will only impact the presentation of other comprehensive income in the consolidated financial statements.

In September 2011, the FASB issued guidance within the ASU 2011-08 “Testing Goodwill for Impairment.” The amendments in this update to Topic 350, Intangibles-Goodwill and Other, will allow an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. An entity would not be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The amendments include a number of events and circumstances for an entity to consider in conducting the qualitative assessment. This guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Companies may elect to early adopt. The adoption of this guidance is not expected to have a material impact on the Company’s consolidated statement of operations, its consolidated balance sheet, or its consolidated statement of cash flows.

In December 2011, the FASB issued guidance within the ASU 2011-10 “De-recognition of in Substance Real Estate – a Scope Clarification.” The amendments to Topic 360, Property, Plant, and Equipment, resolve the diversity in practice when a parent ceases to have a controlling financial interest in a subsidiary that is in substance real estate as a result of default on the subsidiary’s nonrecourse debt. This guidance is effective for annual and interim periods beginning after June 15, 2012. The adoption of this guidance is not expected to have a material impact on the Company’s consolidated statement of operations, its consolidated balance sheet, or its consolidated statement of cash flows.

In December 2011, the FASB issued guidance within the ASU 2011-11 “Disclosures about Offsetting Assets and Liabilities.” The update to Topic 210, Balance Sheet, requires enhanced disclosures to enable users of the financial statements to evaluate the effect or potential effect of netting arrangements on an entity’s financial position. This guidance is effective for annual reporting periods beginning on or after January 1, 2013. The adoption of this guidance is not expected to have a material impact on the Company’s consolidated statement of operations, its consolidated balance sheet, or its consolidated statement of cash flows.

2. MERGERS, AQUISITIONS AND DISPOSITIONS

Bank Subsidiary Mergers

As of December 31, 2010, the Company merged its Alta Alliance Bank subsidiary into its Torrey Pines Bank subsidiary, and its First Independent Bank of Nevada subsidiary into its Alliance Bank of Arizona subsidiary. As part of the latter merger, Alliance Bank of Arizona was renamed Western Alliance Bank doing business as Alliance Bank of Arizona (in Arizona) and First Independent Bank (in Nevada). As the bank mergers did not meet the definition of a business combination under the guidance of ASC 805, Business Combinations, the entities were combined in a method similar to a pooling of interests. There were $1.6 million and $1.7 million of merger related expenses in the twelve months ended December 31, 2011 and 2010, respectively.

Premier Trust Disposition

The Company divested its wholly owned subsidiary Premier Trust, Inc as of September 1, 2010 and recorded a $0.6 million gain on sale.

PartnersFirst Discontinued Operations

In the first quarter of 2010, the Company decided to discontinue its affinity credit card platform, PartnersFirst, and has presented certain activities as discontinued operations. The Company transferred certain assets with balances at December 31, 2010 of $0.1 million to held-for-sale and reported a portion of its operations as discontinued. At December 31, 2011 and 2010, the Company had $38.9 million and $45.6 million, respectively, of outstanding credit card loans which will have continuing cash flows related to the collection of these loans. These credit card loans are included in loans held for investment as of December 31, 2011 and 2010

The following table summarizes the operating results of the discontinued operations for the periods indicated:

	Year Ended December 31,
	2011	2010	2009
	(in thousands)
Affinity card revenue	$1,482	$1,808	$1,823
Non-interest expenses	(4,923)	(7,023)	(9,483)

Loss before income taxes	(3,441)	(5,215)	(7,660)
Income tax benefit	(1,445)	(2,190)	(3,153)

Net loss	$(1,996)	$(3,025)	$(4,507)

Miller/Russell Disposition

Effective December 31, 2009, the Company sold a 75% interest in Miller/Russell & Associates, Inc (“MRA”) to certain members of the Miller/Russell management team for $2.7 million. In August 2010, the Company sold an additional 0.1%-interest in MRA to certain members of the MRA management team. The Company retains a 24.9% non-controlling interest in the post merger Miller/Russell Acquisition LLC. Western Alliance Bank, a wholly-owned subsidiary of the Company provided the buyers with a $2.1 million secured term loan for the purchase. For the year ended December 31, 2009, MRA contributed a small loss to the consolidated operations of the Company and was deconsolidated from the consolidated balance sheet. The Company retained the 24.9% non-controlling interest at cost, which approximated fair value at the close of the transaction and records its prorata share of income.

3. INVESTMENT SECURITIES

Carrying amounts and fair values of investment securities at December 31, 2011 and 2010 are summarized as follows:

	December 31, 2011
	(in thousands)
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
Securities held-to-maturity	Cost	Gains	(Losses)	Value
	(in thousands)
Collateralized debt obligations	$50	$972	$—	$1,022
Corporate bonds	102,785	171	(2,029)	100,927
Municipal obligations (1)	181,923	4,695	(32)	186,586
CRA investments	1,500	—	—	1,500

	$286,258	$5,838	$(2,061)	$290,035

		OTTI
		Recognized
		in Other	Gross	Gross
	Amortized	Comprehensive	Unrealized	Unrealized	Fair
Securities available-for-sale	Cost	Loss	Gains	(Losses)	Value
	(in thousands)
U.S. Government-sponsored agency securities	$155,898	$—	$368	$(55)	$156,211
Municipal obligations (1)	5,555	—	47	(16)	5,586
Adjustable-rate preferred stock	59,661	—	1,157	(6,142)	54,676
Mutual funds (2)	28,978	—	65	(179)	28,864
Corporate securities	5,000	—	—	(425)	4,575
Direct U.S. obligations and GSE residential mortgage-backed securities (3)	855,828	—	9,095	(339)	864,584
Private label residential mortgage-backed securities	26,953	(1,811)	1,815	(1,173)	25,784
Private label commercial mortgage-backed securities	5,461	—	—	(30)	5,431
Trust preferred securities	32,016	—	—	(10,857)	21,159
CRA investments	22,835	—	680	—	23,515

	$1,198,185	$(1,811)	$13,227	$(19,216)	$1,190,385

Securities measured at fair value

Direct U.S. obligations and GSE residential mortgage-backed securities (3)					$6,515

(1)	These consist of revenue obligations.
(2)	These are investment grade corporate bonds.
(3)	These are primarily agency collateralized mortgage obligations.

For additional information on the fair value changes of the securities measured at fair value, see the trading securities table in Note 16 “Fair Value Accounting”.

	December 31, 2010
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
Securities held-to-maturity	Cost	Gains	(Losses)	Value
	(in thousands)
Collateralized debt obligations	$276	$459	$—	$735
Corporate bonds	45,000	—	(632)	44,368
Municipal obligations	1,375	18	—	1,393
Other	1,500	—	—	1,500

	$48,151	$477	$(632)	$47,996

		OTTI
		Recognized
		in Other	Gross	Gross
	Amortized	Comprehensive	Unrealized	Unrealized	Fair
Securities available-for-sale	Cost	Loss	Gains	(Losses)	Value
	(in thousands)
U.S. Government-sponsored agency securities	$280,299	$—	$622	$(3,329)	$277,592
Municipal obligations	312	—	1	(11)	302
Adjustable-rate preferred stock	66,255	—	1,410	(422)	67,243
Corporate securities	5,000	—	—	(93)	4,907
Direct U.S. obligations and GSE residential mortgage-backed securities	772,217	—	5,804	(8,632)	769,389
Private label residential mortgage-backed securities	9,203	(1,811)	1,811	(1,092)	8,111
Trust preferred securities	32,057	—	—	(8,931)	23,126
Other	22,265	—	99	(121)	22,243

	$1,187,608	$(1,811)	$9,747	$(22,631)	$1,172,913

Securities measured at fair value

U.S. Government-sponsored agency securities					$2,511
Direct U.S. obligations and GSE residential mortgage-backed securities					11,790

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

For debt securities and for adjustable-rate preferred stock (“ARPS”) that are treated as debt securities for the purpose of OTTI analysis, the Company also considers the cause of the price decline (general level of interest rates and industry- and issuer-specific factors), the issuer’s financial condition, near-term prospects and current ability to make future payments in a timely manner, the issuer’s ability to service debt, and any change in agencies’ ratings at evaluation date from acquisition date and any likely imminent action. For ARPS with a fair value below cost that is not attributable to the credit deterioration of the issuer, such as a decline in cash flows from the security or a downgrade in the security’s rating below investment grade, the Company may avoid recognizing an OTTI charge by asserting that it has the intent and ability to retain its investment for a period of time sufficient to allow for any anticipated recovery in fair value.

Gross unrealized losses at December 31, 2011 are primarily caused by interest rate fluctuations, credit spread widening and reduced liquidity in applicable markets. The Company has reviewed securities on which there is an unrealized loss in accordance with its accounting policy for OTTI described above and recorded impairment charges totaling $0.2 million, $1.2 million, and $43.8 million for the twelve months ended December 31, 2011, 2010 and 2009, respectively. For 2011 and 2010, the impairment charges related to unrealized losses in the Company’s collateralized debt obligations (“CDO”) portfolio. For 2009, this includes $36.4 million related to impairment losses in the Company’s ARPS, $3.4 million related to impairment losses to the Company’s CDO portfolio and $4.0 million related to the Company’s collateralized mortgage obligation (“CMO”) portfolio.

The Company does not consider any other securities to be other-than-temporarily impaired as of December 31, 2011 and 2010. OTTI is reassessed quarterly. No assurance can be made that additional OTTI will not occur in future periods.

Information pertaining to securities with gross unrealized losses at December 31, 2011 and 2010, aggregated by investment category and length of time that individual securities have been in a continuous loss position follows:

	December 31, 2011
	Less Than Twelve Months		Over Twelve Months
	Gross		Gross
	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value
	(in thousands)
Securities held-to-maturity
Corporate bonds	$2,029	$77,931	$—	$—
Municipal obligations	32	7,774	—	—

	$2,061	$85,705	$—	$—

	December 31, 2011
	Less Than Twelve Months		Over Twelve Months
	Gross		Gross
	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value
	(in thousands)
Securities available-for-sale
U.S. Government-sponsored agency securities	$55	$9,944	$—	$—
Adjustable-rate preferred stock	6,142	26,335	—	—
Mutual funds	179	15,879	—	—
Corporate securities	425	4,575	—	—
Direct U.S obligations and GSE residential mortgage-backed securities	222	54,668	117	15,239
Municipal obligations	16	2,640	—	—
Private label residential mortgage-backed securities	465	20,045	708	5,034
Private label commercial mortgage-backed securities	30	5,431	—	—
Trust preferred securities	—	—	10,857	21,159

	$7,534	$139,517	$11,682	$41,432

	December 31, 2010
	Less Than Twelve Months		Over Twelve Months
	Gross		Gross
	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value
	(in thousands)
Securities held-to-maturity
Corporate bonds	$632	$39,368	$—	$—

	$632	$39,368	$—	$—

	December 31, 2010
	Less Than Twelve Months		Over Twelve Months
	Gross		Gross
	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value
	(in thousands)
Securities available-for-sale
U.S. Government-sponsored agency securities	$3,329	$173,561	$—	$—
Adjustable-rate preferred stock	422	21,549	—	—
Corporate securities	93	4,907	—	—
Direct U.S obligations and GSE residential mortgage-backed securities	8,562	425,248	69	8,798
Municipal obligations	11	206	—	—
Private label residential mortgage-backed securities	2	1,990	1,091	6,121
Trust preferred securities	—	—	8,931	23,126
Other	121	6,129	—	—

	$12,540	$633,590	$10,091	$38,045

At December 31, 2011 and 2010, the Company’s unrealized losses relate primarily to interest rates. The total number of securities in an unrealized loss position at December 31, 2011 was 106 compared to 132 at December 31, 2010. In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and industry analysis reports. Since material downgrades have not occurred and management does not intend to sell the debt securities for the foreseeable future, none of the securities described in the above table or in this paragraph were deemed to be other than temporarily impaired.

At December 31, 2011, the net unrealized loss on trust preferred securities classified as AFS was $10.9 million, compared with $8.9 million at December 31, 2010. The Company actively monitors its debt and other structured securities portfolios classified as AFS for declines in fair value.

The amortized cost and fair value of securities as of December 31, 2011 and 2010, by contractual maturities, are shown below. The actual maturities of the mortgage-backed securities may differ from their contractual maturities because the loans underlying the securities may be repaid without any penalties due to borrowers that have the right to call or prepay obligations with or without call or prepayment penalties. Therefore, these securities are listed separately in the maturity summary.

	December 31, 2011		December 31, 2010
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value
	(in thousands)
Securities held to maturity
Due in one year or less	$1,500	$1,500	$1,500	$1,500
After one year through five years	8,389	8,093	999	1,011
After five years through ten years	114,748	114,098	40,376	39,843
After ten years	161,621	166,344	5,276	5,642

	$286,258	$290,035	$48,151	$47,996

Securities available for sale
Due in one year or less	$52,815	$53,399	$35,270	$35,875
After one year through five years	20,445	20,635	8,434	8,663
After five years through ten years	134,935	135,420	294,027	291,243
After ten years	134,162	116,347	77,660	67,743
Mortgage backed securities	855,828	864,584	772,217	769,389

	$1,198,185	$1,190,385	$1,187,608	$1,172,913

The following tables summarize the Company’s investment ratings position as December 31, 2011 and 2010.

	As of December 31, 2011
	AAA	Split-rated AAA/AA+	AA+ to AA-	A+ to A-	BBB+ to BBB-	BB+ and below	Totals
	(in thousands)
Municipal obligations	$8,273	$—	$109,159	$60,949	$8,855	$273	$187,509
Direct U.S. obligations & GSE residential mortgage-backed securities	—	871,099	—	—	—	—	871,099
Private label residential mortgage-backed securities	13,349	—	4,104	6,438	—	1,893	25,784
Private label commercial mortgage-backed securities	5,431	—	—	—	—	—	5,431
Mutual funds (3)	—	—	—	—	28,864	—	28,864
U.S. Government-sponsored agency securities	—	156,211	—	—	—	—	156,211
Adjustable-rate preferred stock	—	—	—	—	46,530	7,126	53,656
Trust preferred securities	—	—	—	—	21,159	—	21,159
Collateralized debt obligations	—	—	—	—	—	50	50
Corporate bonds	2,695	—	15,130	64,535	15,000	—	97,360

Total (1) (2)	$29,748	$1,027,310	$128,393	$131,922	$120,408	$9,342	$1,447,123

(1)	The Company used the average credit rating of the combination of S&P, Moody’s and Fitch in the above table where ratings differed.
(2)	Securities values are shown at carrying value as of December 31, 2011. Unrated securities consist of CRA investments with a carrying value of $23.5 million, an HTM Corporate security with a carrying value of $10.0 million, one ARPS with a carrying value of $1.0 million and an other investment of $1.5 million.
(3)	At lease 80% of mutual funds are investment grade corporate bonds.

	As of December 31, 2010
	AAA	AA+ to AA-	A+ to A-	BBB+ to BBB-	BB+ and below	Totals
	(in thousands)
Municipal obligations	$40	$1,375	$—	$—	$262	$1,677
Direct U.S. obligations & GSE residential mortgage-backed securities	781,179	—	—	—	—	781,179
Private label residential mortgage-backed securities	5,796	—	—	—	2,315	8,111
U.S. Government-sponsored agency securities	280,103	—	—	—	—	280,103
Adjustable-rate preferred stock	—	—	60,263	6,980	—	67,243
CDOs & trust preferred securities	—	—	21,681	1,445	276	23,402
Corporate bonds	—	5,000	44,907	—	—	49,907

Total (1) (2)	$1,067,118	$6,375	$126,851	$8,425	$2,853	$1,211,622

(1)	The Company used the average credit rating of the combination of S&P, Moody’s and Fitch in the above table where ratings differed.
(2)	Securities values are shown at carrying value as of December 31, 2010. Unrated securities consist of CRA investments with a carrying value of $22.2 million and an other investment of $1.5 million.

Securities with carrying amounts of approximately $675.0 million and $427.2 million at December 31, 2011 and 2010, respectively, were pledged for various purposes as required or permitted by law.

As of December 31, 2011, the Company recorded gross gains and losses on sales of investment securities of $5.5 million and $0.5 million respectively, compared to gross gains and losses on sales of securities for the year ended December 31, 2010 of $21.1 million and $4,400, respectively.

4. LOANS, LEASES AND ALLOWANCE FOR CREDIT LOSSES

The composition of the Company’s loans held for investment portfolio is as follows:

	December 31,
	2011	2010
	(in thousands)
Commercial real estate—owner occupied	$1,252,182	$1,223,150
Commercial real estate—non-owner occupied	1,301,172	1,038,488
Commercial and industrial	1,120,107	744,659
Residential real estate	443,020	527,302
Construction and land development	381,676	451,470
Commercial leases	216,475	189,968
Consumer	72,504	71,545
Deferred fees and unearned income,net	(7,067)	(6,040)

	4,780,069	4,240,542
Allowance for credit losses	(99,170)	(110,699)

Total	$4,680,899	$4,129,843

The following table presents the contractual aging of the recorded investment in past due loans by class of loans excluding deferred fees:

	December 31, 2011
	Current	30-59 Days Past Due	60-89 Days Past Due	Over 90 days Past Due	Total Past Due	Total
	(in thousands)
Commercial real estate
Owner occupied	$1,235,707	$3,150	$2,488	$10,837	$16,475	$1,252,182
Non-owner occupied	1,168,616	—	2,365	5,051	7,416	1,176,032
Multi-family	124,855	—	—	285	285	125,140
Commercial and industrial
Commercial	1,114,881	683	1,146	3,397	5,226	1,120,107
Leases	216,475	—	—	—	—	216,475
Construction and land development
Construction	210,843	—	—	3,434	3,434	214,277
Land	151,618	6,217	375	9,189	15,781	167,399
Residential real estate	424,086	2,349	4,030	12,555	18,934	443,020
Consumer	70,759	376	602	767	1,745	72,504

Total loans	$4,717,840	$12,775	$11,006	$45,515	$69,296	$4,787,136

	December 31, 2010
	Current	30-59 Days Past Due	60-89 Days Past Due	Over 90 days Past Due	Total Past Due	Total
	(in thousands)
Commercial real estate
Owner occupied	$1,195,219	$2,512	$10,314	$15,105	$27,931	$1,223,150
Non-owner occupied	947,784	1,111	1,022	5,543	7,676	955,460
Multi-family	80,857	—	—	2,407	2,407	83,264
Commercial and industrial
Commercial	741,337	1,644	135	1,543	3,322	744,659
Leases	189,968	—	—	—	—	189,968
Construction and land development
Construction	219,382	—	—	22,300	22,300	241,682
Land	199,773	338	—	9,678	10,016	209,789
Residential real estate	491,275	8,574	3,208	24,008	35,790	527,065
Consumer	69,027	655	460	1,403	2,518	71,545

Total loans	$4,134,622	$14,834	$15,139	$81,987	$111,960	$4,246,582

The following table presents the recorded investment in nonaccrual loans and loans past due ninety days or more and still accruing interest by class of loans:

	December 31,
	2011		2010
	Non-accrual	Loans past due 90 days or more and still accruing	Non-accrual	Loans past due 90 days or more and still accruing
	(in thousands)
Commercial real estate
Owner occupied	$21,153	$439	$25,316	$—
Non-owner occupied	16,250	—	12,189	—
Multi-family	616	—	2,752	—
Commercial and industrial
Commercial	6,818	523	7,349	151
Leases	592	—	—	—
Construction and land development
Construction	14,446	—	22,300	—
Land	14,367	860	14,223	—
Residential real estate	15,747	—	32,638	—
Consumer	403	767	232	1,307

Total	$90,392	$2,589	$116,999	$1,458

The reduction in interest income associated with loans on nonaccrual status was approximately $6.3 million, $6.0 million and $8.7 million for the years ended December 31, 2011, 2010 and 2009, respectively.

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

	December 31, 2011
	Pass	Watch	Substandard	Doubtful	Loss	Total
	(in thousands)
Commercial real estate
Owner occupied	$1,139,776	$67,220	$45,186	$—	$—	$1,252,182
Non-owner occupied	1,103,593	33,470	38,969	—	—	1,176,032
Multi-family	123,917	414	809	—	—	125,140
Commercial and industrial
Commercial	1,067,602	20,657	31,648	200	—	1,120,107
Leases	215,778	105	592	—	—	216,475
Construction and land development
Construction	193,248	3,087	17,942	—	—	214,277
Land	120,858	8,551	37,990	—	—	167,399
Residential real estate	405,398	12,637	24,985	—	—	443,020
Consumer	68,546	971	2,987	—	—	72,504

Total	$4,438,716	$147,112	$201,108	$200	$—	$4,787,136

	December 31, 2011
	Pass	Watch	Substandard	Doubtful	Loss	Total
	(in thousands)
Current	$4,429,291	$143,908	$144,641	$—	$—	$4,717,840
Past due 30—59 days	6,475	661	5,639	—	—	12,775
Past due 60—89 days	2,950	2,104	5,952	—	—	11,006
Past due 90 days or more	—	439	44,876	200	—	45,515

Total	$4,438,716	$147,112	$201,108	$200	$—	$4,787,136

	December 31, 2010
	Pass	Watch	Substandard	Doubtful	Loss	Total
	(in thousands)
Commercial real estate
Owner occupied	$1,075,051	$89,731	$58,368	$—	$—	$1,223,150
Non-owner occupied	883,867	27,785	43,807	—	—	955,460
Multi-family	78,442	—	4,823	—	—	83,264
Commercial and industrial
Commercial	699,177	27,252	17,426	804	—	744,659
Leases	186,262	51	3,655	—	—	189,968
Construction and land development
Construction	200,375	12,086	29,220	—	—	241,682
Land	141,916	19,070	48,803	—	—	209,789
Residential real estate	460,591	17,647	48,828	—	—	527,065
Consumer	69,339	1,284	921	—	—	71,545

Total	$3,795,020	$194,905	$255,853	$804	$—	$4,246,582

	December 31, 2010
	Pass	Watch	Substandard	Doubtful	Loss	Total
	(in thousands)
Current	$3,785,145	$188,555	$160,318	$607	$—	$4,134,622
Past due 30—59 days	6,000	1,875	6,959	—	—	14,834
Past due 60—89 days	2,459	4,474	8,158	49	—	15,139
Past due 90 days or more	1,418	1	80,418	148	—	81,987

Total	$3,795,022	$194,905	$255,853	$804	$—	$4,246,582

The table below reflects recorded investment in loans classified as impaired:

	December 31,
	2011	2010
	(in thousands)
Impaired loans with a specific valuation allowance under ASC 310	$28,631	$45,316
Impaired loans without a specific valuation allowance under ASC 310	180,860	193,019

Total impaired loans	$209,491	$238,335

Valuation allowance related to impaired loans	$(10,377)	$(13,440)

Net impaired loans were $209.5 million at December 31, 2011, a net decrease of $28.8 million from December 31, 2010. This decrease is primarily attributable to a decrease in commercial real estate and residential real estate impaired loans, which were $123.9 million and $42.4 million, respectively, at December 31, 2010 compared to $90.7 million and $28.8 million, respectively, at December 31, 2011, a decrease of $33.2 million and $13.6 million, respectively. Impaired construction and land, commercial and industrial and consumer loans increased from $58.4 million, $12.8 million and $0.7 million, respectively, at December 31, 2010, to $61.9 million, $25.7 million and $2.3 million, respectively, at December 31, 2011.

The following table presents the impaired loans by class:

	December 31,
	2011	2010
	(in thousands)
Commercial real estate
Owner occupied	$46,780	$51,157
Non-owner occupied	43,123	67,959
Multi-family	809	4,823
Commercial and industrial
Commercial	25,138	9,148
Leases	592	3,655
Construction and land development
Construction	20,827	31,707
Land	41,084	26,708
Residential real estate	28,850	42,423
Consumer	2,288	755

Total	$209,491	$238,335

A valuation allowance is established for an impaired loan when the fair value of the loan is less than the recorded investment. In certain cases, portions of impaired loans are charged-off to realizable value instead of establishing a valuation allowance and are included, when applicable in the table above as “Impaired loans without specific valuation allowance under ASC 310.” The valuation allowance disclosed above is included in the allowance for credit losses reported in the consolidated balance sheets as of December 31, 2011 and 2010.

The following table presents average investment in impaired loans and income recognized on impaired loans:

	Year Ended December 31,
	2011	2010	2009
	(in thousands)
Average balance during the year on impaired loans	$207,957	$230,026	$263,765
Interest income recognized on impaired loans	$7,971	$7,636	$10,459
Interest recognized on nonaccrual loans, cash basis	$444	$2,501	$624

The following table is average investment in impaired loans by loan class:

	December 31,
	2011	2010
	(in thousands)
Commercial real estate
Owner occupied	$53,637	$54,633
Non-owner occupied	48,124	43,718
Multi-family	1,969	4,977
Commercial and industrial
Commercial	13,416	11,715
Leases	2,767	2,076
Construction and land development
Construction	26,753	28,930
Land	25,071	38,928
Residential real estate	35,544	44,286
Consumer	676	763

Total	$207,957	$230,026

The following table presents interest income on impaired loans by class:

	Year Ended December 31,
	2011	2010	2009
	(in thousands)
Commercial real estate
Owner occupied	$2,631	$1,874	$2,355
Non-owner occupied	1,173	2,466	1,608
Multi-family	41	72	162
Commercial and industrial
Commercial	1,233	737	1,265
Leases	185	—	—
Construction and land development
Construction	952	1,291	3,665
Land	907	649	732
Residential real estate	803	504	652
Consumer	46	43	20

Total	$7,971	$7,636	$10,459

The Company is not committed to lend significant additional funds on these impaired loans.

The following table summarizes nonperforming assets:

	December 31,
	2011	2010
	(in thousands)
Nonaccrual loans	$90,392	$116,999
Loans past due 90 days or more on accrual status	2,589	1,458
Troubled debt restructured loans	112,483	116,696

Total nonperforming loans	205,464	235,153
Foreclosed collateral	89,104	107,655

Total nonperforming assets	$294,568	$342,808

Allowance for Credit Losses

The following table summarizes the allowance for credit losses by portfolio:

	For the Years Ended December 31,
	Construction and Land Development	Commercial Real Estate	Residential Real Estate	Commercial and Industrial	Consumer	Total
	(in thousands)
2011
Beginning Balance	$20,587	$33,043	$20,889	$30,782	$5,398	$110,699
Charge-offs	11,238	22,128	19,071	9,757	4,469	66,663
Recoveries	2,154	2,157	1,060	3,401	174	8,946
Provision	2,692	21,959	16,256	1,109	4,172	46,188

Ending balance	$14,195	$35,031	$19,134	$25,535	$5,275	$99,170

2010
Beginning Balance	$29,608	$16,279	$24,397	$31,883	$6,456	$108,623
Charge-offs	23,623	33,821	20,663	17,218	5,213	100,538
Recoveries	3,197	1,003	2,039	3,000	164	9,403
Provision	11,405	49,582	15,116	13,117	3,991	93,211

Ending balance	$20,587	$33,043	$20,889	$30,782	$5,398	$110,699

2009
Beginning Balance	$28,010	$11,870	$11,735	$19,867	$3,345	$74,827
Charge-offs	35,807	16,756	24,082	38,573	4,270	119,488
Recoveries	1,708	230	545	1,529	173	4,185
Provision	35,697	20,935	36,199	49,060	7,208	149,099

Ending balance	$29,608	$16,279	$24,397	$31,883	$6,456	$108,623

The following table presents loans individually evaluated for impairment by class of loans:

	December 31, 2011
	Unpaid Principal Balance	Recorded Investment	Partial Charge-offs	Allowance for Credit Losses Allocated
	(in thousands)
With no related allowance recorded:
Commercial real estate
Owner occupied	$47,792	$41,338	$6,454	$—
Non-owner occupied	41,500	36,806	4,694	—
Multi-family	213	194	19	—
Commercial and industrial
Commercial	24,769	22,804	1,965	—
Leases	592	592	—	—
Construction and land development
Construction	21,774	18,821	2,953	—
Land	39,177	34,067	5,110	—
Residential real estate	32,577	23,950	8,627	—
Consumer	2,328	2,288	40	—
With an allowance recorded:
Commercial real estate
Owner occupied	5,572	5,442	130	1,333
Non-owner occupied	7,865	6,316	1,549	1,276
Multi-family	630	616	14	218
Commercial and industrial
Commercial	2,516	2,334	182	1,863
Leases	—	—	—	—
Construction and land development
Construction	5,018	2,006	3,012	499
Land	7,298	7,017	281	3,002
Residential real estate	5,059	4,900	159	2,186
Consumer	—	—	—	—
With an allowance recorded:

Total	$244,680	$209,491	$35,189	$10,377

	December 31, 2010
	Unpaid Principal Balance	Recorded Investment	Partial Charge-offs	Allowance for Credit Losses Allocated
	(in thousands)
With no related allowance recorded:
Commercial real estate
Owner occupied	$38,893	$36,811	$2,082	$—
Non-owner occupied	72,705	66,156	6,549	—
Multi-family	7,087	4,478	2,609	—
Commercial and industrial
Commercial	9,155	4,780	4,375	—
Leases	3,655	3,655	—	—
Construction and land development
Construction	23,214	19,217	3,997	—
Land	31,237	24,807	6,430	—
Residential real estate	38,936	32,593	6,343	—
Consumer	548	522	26	—
With an allowance recorded:
Commercial real estate
Owner occupied	15,684	14,346	1,338	3,873
Non-owner occupied	1,961	1,804	157	530
Multi-family	358	346	12	179
Commercial and industrial
Commercial	4,520	4,367	153	3,170
Leases	—	—	—	—
Construction and land development
Construction	12,490	12,490	—	1,722
Land	5,018	1,901	3,117	1,124
Residential real estate	11,598	9,830	1,768	2,716
Consumer	232	232	—	126

Total	$277,291	$238,335	$38,956	$13,440

The following table presents the balance in the allowance for credit losses and the recorded investment in loans by portfolio segment and based on impairment method:

	December 31, 2011
	Commercial	Commercial
	Real Estate - Owner Occupied	Real Estate - Non-Owner Occupied	Commercial and Industrial	Residential Real Estate	Construction and Land Development	Commercial Leases	Consumer	Total
	(in thousands)
Allowance for credit losses:
Ending balance attributable to loans individually evaluated for impairment	$1,333	$1,494	$1,863	$2,186	$3,501	$—	$—	$10,377
Collectively evaluated for impairment	16,434	15,770	21,605	16,948	10,694	2,067	5,275	88,793
Acquired with deteriorated credit quality	—	—	—	—	—	—	—	—

Total ending allowance	$17,767	$17,264	$23,468	$19,134	$14,195	$2,067	$5,275	$99,170

	December 31, 2010
	Commercial	Commercial
	Real Estate -	Real Estate -	Commercial	Residential	Construction
	Owner	Non-Owner	and	Real	and Land	Commercial
	Occupied	Occupied	Industrial	Estate	Development	Leases	Consumer	Total
	(in thousands)
Allowance for credit losses:
Ending balance attributable to loans individually evaluated for impairment	$3,873	$709	$3,170	$2,716	$2,846	$—	$126	$13,440
Collectively evaluated for impairment	11,108	17,353	23,981	18,173	17,741	3,631	5,272	97,259
Acquired with deteriorated credit quality	—	—	—	—	—	—	—	—

Total ending allowance	$14,981	$18,062	$27,151	$20,889	$20,587	$3,631	$5,398	$110,699

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

Troubled Debt Restructurings (TDR)

A troubled debt restructured loan is a loan on which the Bank, for reasons related to a borrower’s financial difficulties, grants a concession to the borrower that the Bank would not otherwise consider. The loan terms that have been modified or restructured due to a borrower’s financial situation include, but are not limited to, a reduction in the stated interest rate, an extension of the maturity or renewal of the loan at an interest rate below current market, a reduction in the face amount of the debt, a reduction in the accrued interest, extensions, deferrals, renewals and rewrites. The majority of the Bank’s modifications are extension in terms or deferral of payments which result in no lost principal or interest followed by reductions in interest rates or accrued interest. A troubled debt restructured loan is also considered impaired. Generally, a loan that is modified at an effective market rate of interest may no longer be disclosed as a troubled debt restructuring in years subsequent to the restructuring if it is not impaired based on the terms specified by the restructuring agreement.

The following table presents information on the financial effects of troubled debt restructured loans by class for the periods presented:

	Year End December 31, 2011
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Forgiven Principal Balance	Lost Interest Income (1)	Post-Modification Outstanding Recorded Investment (2)	Waived Fees and Other Expenses
	(dollars in thousands)
Commercial real estate
Owner occupied	25	$24,605	$—	$1,279	$23,326	$242
Non-owner occupied	19	28,993	1,000	421	27,572	267
Multi-family	1	214	—	19	195	4
Commercial and industrial
Commercial	41	22,211	—	231	21,980	62
Leases	—	—	—	—	—	—
Construction and land development
Construction	3	12,443	—	1,180	11,263	38
Land	15	22,389	281	890	21,218	74
Residential real estate	34	17,378	1,010	1,364	15,004	20
Consumer	6	2,017	—	9	2,008	—

Total	144	$130,250	$2,291	$5,393	$122,566	$707

(1)	Lost interest income is processed as a charge-off to loan principal in the Company’s financial statements.
(2)	The majority of modifications are extension in terms or deferral of payments and interest concessions.

The following table presents TDR loans by class for which there was a payment default during the period:

	Year Ended
	December 31, 2011
	Number	Recorded
	of Loans	Investment
	(dollars in thousands)
Commercial real estate
Owner occupied	7	$2,971
Non-owner occupied	3	2,571
Multi-family	—	—
Commercial and industrial
Commercial	—	—
Leases	—	—
Construction and land development
Construction	2	2,463
Land	4	2,193
Residential real estate	8	2,661
Consumer	—	—

Total	24	$12,859

A TDR loan is deemed to have a payment default when it becomes past due 90 days, goes on nonaccrual, or is re-structured again.

As a result of adopting the amendments in ASU No. 2011-02, the Company reassessed all loan modifications that occurred on or after the beginning of the current year for identification as TDRs. The Company identified $10.6 million of additional TDR loans. The amendments in this ASU require prospective application of the impairment measurement guidance for those loans newly identified as impaired. As of December 31, 2011, there was no allowance for credit losses associated with those loans on the basis of a current evaluation of loss. At December 31, 2011 loan commitments outstanding on TDR loans were $0.2 million.

Related Parties

Principal stockholders, directors, and executive officers of the Company, together with companies they control, are considered to be related parties. In the ordinary course of business, the Company has extended credit to these related parties. Federal banking regulations require that any such extensions of credit not be offered on terms more favorable than would be offered to non-related party borrowers of similar creditworthiness. The following table summarizes the aggregate activity in such loans:

	Year Ended December 31,
	2011	2010
	(in thousands)
Balance, beginning	$36,809	$45,513
New loans	15,218	12,465
Repayments and other	(17,633)	(21,169)

Balance, ending	$34,394	$36,809

Included in repayments and other at December 31, 2011 and 2010, were reductions of $8.7 million and $4.1 million, respectively, related to resignations of directors or other related party relationship changes. None of these loans are past due, on nonaccrual status or have been restructured to provide a reduction or deferral of interest or principal because of deterioration in the financial position of the borrower. There were no loans to a related party that were considered classified loans at December 31, 2011 or 2010.

Loan commitments outstanding with related parties total approximately $34.4 million and $39.8 million at December 31, 2011 and 2010, respectively.

Loan Purchases and Sales

In 2011 and 2010, the Company had secondary market loan purchases of $75.8 million and $65.8 million, respectively. For 2011, these purchased loans by portfolio type were $55.5 million of commercial leases, $15.1 million of commercial and industrial loans, $4.9 million of owner-occupied commercial real estate, and $0.3 million of non-owner occupied commercial real estate. For 2010, these purchased loans consisted of $61.7 million of commercial leases, $3.1 million non-owner occupied commercial real estate, and $1.0 million of commercial and industrial loans. In addition, the Company periodically acquires newly originated loans at closing through participations or loan syndications. The Company had no significant loan sales in 2011 or 2010. The Company held no loans for sale at December 31, 2011 and 2010, respectively.

5. PREMISES AND EQUIPMENT

	December 31,
	2011	2010
	(in thousands)
Bank premises	$73,716	$73,474
Land and improvements	30,580	30,580
Furniture, fixtures and equipment	49,533	57,423
Leasehold improvements	12,519	13,243
Construction in progress	982	360

	167,330	175,080
Less: accumulated depreciation and amortization	(61,784)	(60,708)

Premises and equipment, net	$105,546	$114,372

Lease Obligations

The Company leases certain premises and equipment under non-cancelable operating leases expiring through 2025. The following is a schedule of future minimum rental payments under these leases at December 31, 2011:

(in thousands)
2012	$4,923
2013	4,501
2014	3,143
2015	2,954
2016	2,540
Thereafter	7,346

$25,407

The Company leases the majority of its office locations and many of these leases contain multiple renewal options and provisions for increased rents. Total rent expense of $5.6 million, $5.1 million and $5.4 million is included in occupancy expenses for the years ended December 31, 2011, 2010 and 2009, respectively. Total depreciation expense of $7.1 million, $8.0 million, and $8.5 million is included in occupancy expenses for the years ended December 31, 2011, 2010 and 2009, respectively.

6. OTHER ASSETS ACQUIRED THROUGH FORECLOSURE

The following table represents the changes in other assets acquired through foreclosure:

	Year Ended December 31,
	2011	2010	2009
		(in thousands)
Balance, beginning of period	$107,655	$83,347	$14,545
Additions	48,585	93,656	104,610
Dispositions	(47,366)	(40,674)	(17,858)
Valuation adjustments in the period, net	(19,770)	(28,674)	(17,950)

Balance, end of period	$89,104	$107,655	$83,347

At December 31, 2011, 2010 and 2009, the majority of the Company’s repossessed assets consisted of properties located in Nevada.

7. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill is created when a company acquires a business. When a business is acquired, the purchased assets and liabilities are recorded at fair value and intangible assets are identified. Excess consideration paid to acquire a business over the fair value of the net assets is recorded as goodwill. During the fourth quarter 2011, the Company reviewed its goodwill for impairment in accordance with FASB ASC 350-20-35, Intangibles – Goodwill and Other. The Company’s annual goodwill impairment testing is October 1. As a result of this process, the Company determined that there was no goodwill impairment. There also was no goodwill impairment in 2010. Total goodwill impairment for the year ended December 31, 2009 was $49.7 million.

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

Intangible Assets

The following is a summary of acquired intangible assets:

	Year Ended December 31, 2011
	Gross Carrying	Accumulated	Net Carrying
Subject to amortization:	Amount	Amortization	Amount
		(in thousands)
Core deposit intangibles	$24,579	$16,467	$8,112
Other	3,145	1,450	1,695

	$27,724	$17,917	$9,807

	Year Ended December 31, 2010
	Gross Carrying	Accumulated	Sale of	Net Carrying
Subject to amortization:	Amount	Amortization	Premier Trust	Amount
		(in thousands)
Core deposit intangibles	$24,579	$13,029	$—	$11,550
Other	3,779	1,737	226	1,816

	$28,358	$14,766	$226	$13,366

Amortization expense recognized on all amortizable intangibles totaled $3.6 million, $3.6 million and $3.8 million for the years ended December 31, 2011, 2010 and 2009, respectively.

Below is a summary of estimated aggregate amortization expense over the next five years and thereafter:

Year Ended December 31
(in thousands)
2012	$3,208
2013	2,194
2014	1,263
2015	924
2016	924
Thereafter	1,294

8. INCOME TAXES

The cumulative tax effects of the primary temporary differences as of December 31 are shown in the following table:

	December 31,
	2011	2010
	(in thousands)
Deferred tax assets:
Allowance for credit losses	$38,021	$40,732
OREO writedowns	11,448	8,070
Net operating loss carryforwards	20,245	34,291
Stock based compensation	5,594	5,102
Nonaccrual interest	3,050	3,126
Credit carryforwards	2,509	2,509
Unrealized loss on available for sale securities	2,448	5,281
Capital loss carryforwards	7,724	9,117
Other	2,519	1,804

Total gross deferred tax assets	93,558	110,032
Deferred tax asset valuation allowance	(7,596)	(7,596)

Total deferred tax assets	85,962	102,436
Deferred tax liabilities:
Core deposit intangible	(3,069)	(4,043)
Premises and equipment	(4,873)	(5,495)
Deferred loan costs	(2,421)	(2,091)
FHLB dividend	(1,948)	(1,877)
Unrealized gains on financial instruments measured at fair value	(11,326)	(8,445)
Other	(601)	(625)

Total deferred tax liabilities	(24,238)	(22,576)

Net deferred tax asset	$61,724	$79,860

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

For the year ended December 31, 2011, the net deferred tax assets decreased $18.1 million to $61.7 million. This decrease in the net deferred tax asset was primarily the result of the net operating income of the Company for the year and the resulting usage of the NOL carryforward.

For the year ended December 31, 2011 and 2010, the $7.6 million deferred tax valuation relates to net capital losses on ARPS securities sales.

The deferred tax asset related to federal and state net operating loss carryforwards outstanding at December 31, 2011, available to reduce tax liability in future years total $20.2 million. This is comprised of $16.4 million of tax benefits from federal net operating loss carry forwards that begin to expire in 2029, $1.7 million of tax benefits from California state net operating loss carry forwards that will begin to expire in 2029 (however, California currently has suspended the ability of taxpayers to use loss carryforwards to reduce their current state tax liability), and $2.1 million of tax benefits from Arizona state net operating loss carryforwards that will begin to expire in 2013. In Management’s opinion, it is more likely than not that the results of future operations will generate sufficient taxable income to realize the deferred taxes related to these net operating loss carryforwards.

The provision for income taxes charged to operations consists of the following:

	Year Ended December 31,
	2011	2010	2009
		(in thousands)
Current	$1,546	$1,182	$7,847
Deferred	15,303	(7,592)	(46,300)

Total tax provision	$16,849	$(6,410)	$(38,453)

The reconciliation between the statutory federal income tax rate and the Company’s effective tax rate are summarized as follows:

	Year Ended December 31,
	2011	2010	2009
		(in thousands)
Income tax at statutory rate	$17,619	$(3,703)	$(64,873)
Increase (decrease) resulting from:
State income taxes, net of federal benefits	1,411	(739)	(1,641)
Dividends received deductions	(900)	(476)	(442)
Bank-owned life insurance	(1,431)	(1,155)	(767)
Tax-exempt income	(867)	(280)	(338)
Nondeductible expenses	276	340	445
Nondeductible goodwill impairment	—	—	17,385
Deferred tax asset valuation allowance	—	(2,033)	6,200
Restricted stock write off	617	1,259	2,057
Other, net	124	377	3,521

	$16,849	$(6,410)	$(38,453)

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

The Company would recognize interest accrued related to unrecognized tax benefits in tax expense. The Company has not recognized or accrued any interest or penalties for the periods ended December 31, 2011, 2010 or 2009, respectively.

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

The Internal Revenue Service’s Examination Division issued a notice of proposed deficiency on January 10, 2011, proposing a taxable income adjustment of $136.7 million related to deductions taken on our 2008 tax return in connection with the partial worthlessness of collateralized debt obligations, or CDOs. The use of these deductions on the Company’s 2008 tax return resulted in a net operating loss carryback claim for a tax refund of approximately $40.0 million of federal taxes for the 2006 and 2007 taxable periods. The Company filed a protest of the proposed deficiency, which was referred to the Appeals Division of the Internal Revenue Service. The Appellate Conferee has conceded that the Company’s $136.7 million deduction was reasonable and has proposed no further adjustments. However, the case is not yet closed. Due to the size of the refund, the Appellate Conferee is required to submit his formal written recommendation to the Joint Committee on Taxation and will close the case after receiving approval from that committee. The Company has not accrued a reserve for this potential exposure.

9. DEPOSITS

The table below summarizes deposits by type:

	December 31,
	2011	2010
	(in thousands)
Non-interest-bearing demand	$1,558,211	$1,443,251
Interest-bearing demand	482,729	523,827
Savings and money market	2,166,639	1,926,060
Certificate of deposit ($100,000 or more)	1,288,681	1,276,369
Other time deposits	162,252	168,934

Total deposits	$5,658,512	$5,338,441

Of the total deposits at December 31, 2011, $4.21 billion may be immediately withdrawn. Certificates of deposit are the only deposits which have a specified maturity.

The summary of the contractual maturities for all time deposits is as follows:

December 31,
2011
(in thousands)
2012	$1,348,034
2013	93,201
2014	8,121
2015	290
2016	1,287

$1,450,933

The Company through its banks is a member of Certificate Deposit Account Registry Service (“CDARS”), which provides FDIC insurance for large deposits. Federal banking law and regulation places restrictions on depository institutions regarding brokered deposits because of the general concern that these deposits are at a greater risk of being withdrawn, thus posing liquidity risk for institutions that gather brokered deposits in significant amounts. At December 31, 2011 and 2010, the Company had $376.0 million and $357.0 million, respectively, of reciprocal CDARS deposits. At December 31, 2011 and 2010, the Company also had $34.6 million and $20.0 million, respectively, of other brokered deposits outstanding.

10. OTHER BORROWINGS

The following table summarizes the Company’s borrowings as of December 31, 2011 and 2010:

	December 31,
	2011	2010
	(in thousands)
Short Term
Federal Home Loan Bank advances	$280,000	$—

Long Term
Other long term debt	$75,000	$75,000

The Company maintains lines of credit with the Federal Home Loan Bank (“FHLB”) and Federal Reserve Bank (“FRB”). The Company’s borrowing capacity is determined based on collateral pledged, generally consisting of investment securities and loans, at the time of the borrowing. The Company also maintains credit lines with other sources secured by pledged securities. Short-term FHLB and FRB advances had weighted average interest rates of 0.15% and 0.24% for the years ending December 31, 2011 and 2010, respectively.

On August 25, 2010, the Company completed a public offering of $75 million in principal Senior Notes due in 2015 bearing interest of 10%. The net proceeds of the offering were $72.8 million. The weighted average rate on all long term debt was 10.81% and 9.89% in 2011 and 2010, respectively.

The following table summarizes maturities of other borrowed funds:

Year ending December 31:
2012	$280,000
2013	—
2014	—
2015	75,000
2016	—
Thereafter	—

$355,000

The Banks have entered into agreements with other financial institutions under which they can borrow up to $55.0 million on an unsecured basis. The lending institutions will determine the interest rate charged on borrowings at the time of the borrowing.

As of December 31, 2011 and 2010, the Company had additional available credit with the FHLB of approximately $843.4 billion and $676.3 million, respectively, and with the FRB of approximately $696.6 million and $547.0 million, respectively.

11. JUNIOR SUBORDINATED AND SUBORDINATED DEBT

The Company has formed or acquired through mergers six statutory business trusts, which exist for the exclusive purpose of issuing Cumulative Trust Preferred Securities. All of the funds raised from the issuance of these securities were passed to the Company and are reflected in the accompanying balance sheet as junior subordinated debt in the amount of $37.0 million. The junior subordinated debt has contractual balances and maturity dates as follows:

		December 31,
Name of Trust	Maturity	2011	2010
		(in thousands)
BankWest Nevada Capital Trust II	2033	$15,464	$15,464
Intermountain First Statutory Trust I	2034	7,217	7,217
WAL Trust No. 1	2036	10,310	10,310
First Independent Capital Trust I	2034	20,619	20,619
WAL Statutory Trust No. 2	2037	5,155	5,155
WAL Statutory Trust No. 3	2037	7,732	7,732

		$66,497	$66,497
Unrealized gains on trust preferred securities measured at fair value, net		(29,512)	(23,463)

		$36,985	$43,034

The weighted average contractual rate of the junior subordinated debt was 3.61% and 4.43% as of December 31, 2011 and 2010, respectively.

In the event of certain changes or amendments to regulatory requirements or Federal tax rules, the debt is redeemable in whole. The obligations under these instruments are fully and unconditionally guaranteed by the Company and rank subordinate and junior in right of payment to all other liabilities of the Company. The trust preferred securities qualify as Tier 1 Capital for the Company, subject to certain limitations, with the excess being included in total capital for regulatory purposes. During the second quarter of 2010, the Company paid-off $60.0 million of subordinated debt with a weighted average contractual rate of 3.09% and recorded a gain on extinguishment of debt of $3.0 million.

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

A summary of the contractual amounts for unfunded commitments and letters of credit are as follows:

	December 31,
	2011	2010
	(in thousands)
Commitments to extend credit, including unsecured loan commitments of $167,305 at December 31, 2011 and $156,517 at December 31, 2010	$863,120	$702,336
Credit card commitments and financial guarantees	319,892	322,798
Standby letters of credit, including unsecured letters of credit of $2,558 at December 31, 2011 and $3,076 at December 31, 2010	34,768	28,013

	$1,217,780	$1,053,147

The following table represents the contractual commitments for lines and letters of credit by maturity at December 31, 2011:

	Total	Amount of Commitment Expiration Per Period
	Amounts	Less Than	1-3	3-5	After
	Committed	1 Year	Years	Years	5 Years
	(in thousands)
Commitments to extend credit	$863,120	$488,714	$171,473	$108,280	$94,653
Credit card commitments and guarantees	319,892	319,892	—	—	—
Standby letters of credit	34,768	—	34,608	160	—

Total	$1,217,780	$808,606	$206,081	$108,440	$94,653

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

The Company has exposure to credit losses from unfunded commitments and letters of credit. As funds have not been disbursed on these commitments, they are not reported as loans outstanding. Credit losses related to these commitments are not included in the allowance for credit losses reported in Note 4, “Loans, Leases and Allowance for Credit Losses” of these Consolidated Financial Statements and are accounted for as a separate loss contingency as a liability. This loss contingency for unfunded loan commitments and letters of credit was $1.1 million and $0.3 million as of December 31, 2011 and 2010, respectively. Changes to this liability are adjusted through other non-interest expense.

Concentrations of Lending Activities

The Company’s lending activities are primarily driven by the customers served in the market areas where the Company has branch offices in the States of Nevada, California and Arizona. The Company monitors concentrations within five broad categories: geography, industry, product, call code, and collateral. The Company grants commercial, construction, real estate and consumer loans to customers through branch offices located in the Company’s primary markets. The Company’s business is concentrated in these areas and the loan portfolio includes significant credit exposure to the commercial real estate market of these areas. As of December 31, 2011 and 2010, commercial real estate related loans accounted for approximately 61% and 64% of total loans, respectively, and approximately 2% of commercial real estate related loans are secured by undeveloped land. Substantially all of these loans are secured by first liens with an initial loan to value ratio of generally not more than 75%. Approximately 49% and 54% of these commercial real estate loans were owner occupied at December 31, 2011 and 2010, respectively. In addition, approximately 4% and 3% of total loans were unsecured as of December 31, 2011 and 2010, respectively.

Contingencies

The Company is involved in various lawsuits of a routine nature that are being handled and defended in the ordinary course of the Company’s business. Expenses are being incurred in connection with defending the Company, but in the opinion of Management, based in part on consultation with legal counsel, the resolution of these lawsuits and associated defense costs will not have a material impact on the Company’s financial position, results of operations, or cash flows.

13. STOCKHOLDERS’ EQUITY

Preferred Stock

On September 27, 2011, the Company received $141.0 million from the issuance of 141,000 shares of non-cumulative perpetual preferred stock, Series B, par value of $.0001 per share and a liquidation preference of $1,000 per share, to the U.S. Treasury Department pursuant to participation in the U.S. Department of Treasury’s Small Business Lending Fund Program (SBLF). Initially established at 5%, the dividend rate can vary from as low as 1% to 9% in part depending upon the Company’s success in qualifying small business lending.

During the third quarter of 2011, the Company fully redeemed the $140 million, or 140,000 shares plus accrued and unpaid dividends, of cumulative Series A preferred stock that was sold to the U.S. Treasury in November 2008 as part of the TARP CPP. As a result of the redemption, the Company recorded a one-time $6.9 million charge to retained earnings in the form of accelerated deemed dividend to account for the difference between the amount at which the preferred stock sale had been initially recorded and its redemption price. Following this redemption, the warrant to purchase 787,106 shares of the Company’s common stock was repurchased from the U.S. Treasury Department at auction on November 18, 2011 for $415,000 and subsequently cancelled.

Common Stock Issuance

In the third quarter of 2010, the Company completed a public offering of 8,050,000 shares of common stock, including 1,050,000 shares pursuant to the underwriter’s over-allotment option, at a public offering price of $6.25 per share, for an aggregate offering price of $50.3 million. The net proceeds of the offering were approximately $47.6 million.

Stock Repurchases

There were no stock repurchases in 2011 or 2010.

Stock Options and Restricted Stock

The 2005 Stock Incentive Plan (the “Incentive Plan”), as amended, gives the Board of Directors the authority to grant up to 6.5 million stock awards consisting of unrestricted stock, stock units, dividend equivalent rights, stock options (incentive and non-qualified), stock appreciation rights, restricted stock, and performance and annual incentive awards. Stock awards available for grant at December 31, 2011 are 0.9 million.

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

The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model that uses the assumptions noted in the following table. The expected volatility is based on the historical volatility of the stock of the Company over the expected life of the Company’s options. The Company estimates the life of the options by calculating the average of the vesting period and the contractual life. The expected life of replacement options was estimated based on the simplified method. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of the grant. The dividend rate assumption of zero is based on management’s intention not to pay dividends for the foreseeable future. A summary of the assumptions used in calculating the fair value of option awards during the years ended December 31, 2011, 2010 and 2009 are as follows:

	Year Ended December 31,
	2011	2010	2009
Expected life in years	4	5	5
Risk-free interest rate	1.5%	2.5%	1.5%
Dividends rate	None	None	None
Fair value per optional share	$3.94	$3.22	$3.73
Volatility	72%	76%	58%

Stock options granted in 2011 generally have a vesting period of 4 years and a contractual life of 7 years. Restricted stock awards granted in 2011 generally have a vesting period of 3 years. The Company recognizes compensation cost for options with a graded vesting on a straight-line basis over the requisite service period for the entire award.

A summary of option activity under the Incentive Plan is presented below:

	December 31, 2011
		Weighted	Weighted
		Average	Average
		Exercise	Remaining	Aggregate
		Price	Contractual Term	Intrinsic
	Shares	(per share)	(in years)	Value
	(in thousands, except exercise price and contractual terms)
Outstanding options, beginning of period	2,532	$14.82
Granted	39	7.27
Exercised	(53)	6.81
Forfeited or expired	(410)	16.06

Outstanding options, end of period	2,108	$14.64	2.4	$16

Options exercisable, end of period	1,846	$15.36	2.2	$4

Options expected to vest, end of period	231	$9.71	3.9	$15

	December 31, 2010
		Weighted	Weighted
		Average	Average
		Exercise	Remaining	Aggregate
		Price	Contractual Term	Intrinsic
	Shares	(per share)	(in years)	Value
	(in thousands, except exercise price and contractual terms)
Outstanding options, beginning of period	2,858	$14.71
Granted	111	5.21
Exercised	(30)	5.53
Forfeited or expired	(407)	12.00

Outstanding options, end of period	2,532	$14.82	3.1	$352

Options exercisable, end of period	2,027	$15.56	2.7	$262

Options expected to vest, end of period	434	$12.04	4.7	$90

A summary of the status of the Company’s unvested shares of restricted stock and changes during the years then ended is presented below:

	December 31,
	2011		2010
		Weighted		Weighted
		Average Grant		Average Grant
	Shares	Date Fair Value	Shares	Date Fair Value
	(in thousands, except per share amounts)
Balance, beginning of period	1,000	$6.61	609	$14.29
Granted	616	7.16	668	5.55
Vested	(202)	9.39	(210)	24.61
Forfeited	(111)	6.57	(67)	9.17

Balance, end of period	1,303	$6.44	1,000	$6.61

As of December 31, 2011, 2010 and 2009, there was $4.0 million, $6.1 million, and $7.9 million, respectively, of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under the Incentive Plan. That cost is expected to be recognized over a weighted average period of 1.8 years, 1.8 years and 1.7 years, respectively. The total intrinsic value of options exercised during the years ended December 31, 2011, 2010, and 2009 were $53,000, $50,000 and $0, respectively. The total fair value of restricted stock that vested during the years ended December 31, 2011, 2010 and 2009 was $1.5 million, $1.3 million and $1.7 million, respectively. The weighted average grant-date fair value of restricted stock granted during the years ended December 31, 2011, 2010 and 2009 was $4.0 million, $3.6 million and $2.7 million, respectively.

Stock Warrants

At December 31, 2011, there were 131,684 warrants outstanding, with an exercise price of $34.56, that expire in August 2013.

The remaining warrants issued to the federal government as part of the TARP Capital Purchase Program preferred stock offering were repurchased at auction and subsequently retired as discussed above.

Salary Shares

In 2011 and 2010, the Company issued salary shares to certain individuals. Total shares issued at December 31, 2011 and 2010 were 105,834 and 88,851, respectively for compensation expense of $0.7 million and $0.6 million, respectively. There were no salary shares issued in 2009. Salary shares are issued as common stock which vests immediately.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Banks to maintain minimum amounts and ratios of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I leverage (as defined) to average assets (as defined). As of December 31, 2011 and 2010, the Company and the Banks met all capital adequacy requirements to which they are subject.

As of December 31, 2011, the Company and each of its subsidiaries met the minimum capital ratio requirements necessary to be classified as well-capitalized, as defined by the banking agencies. To be categorized as well-capitalized, the Banks must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the table below. In addition, the Memorandum of Understanding to which Bank of Nevada is subject requires it to maintain a higher Tier 1 leverage ratio than otherwise required to be considered well-capitalized. At December 31, 2011, Bank of Nevada’s capital level exceeded this elevated requirement.

The actual capital amounts and ratios for the Banks and Company are presented in the following table:

			Risk-	Tangible	Total	Tier 1	Tier 1
	Total	Tier 1	Weighted	Average	Capital	Capital	Leverage
	Capital	Capital	Assets	Assets	Ratio	Ratio	Ratio
	(dollars in thousands)
December 31, 2011
WAL (Consolidated)	$723,327	$651,104	$5,749,818	$6,636,083	12.6%	11.3%	9.8%
Bank of Nevada	294,747	266,430	2,232,208	2,818,077	13.2%	11.9%	9.5%
Western Alliance Bank	231,360	188,328	1,944,738	2,128,033	11.9%	9.7%	8.9%
Torrey Pines Bank	183,772	151,058	1,541,878	1,641,500	11.9%	9.8%	9.2%

Well-capitalized ratios					10.0%	6.0%	5.0%
Minimum capital ratios					8.0%	4.0%	4.0%

December 31, 2010
WAL (Consolidated)	$654,011	$591,633	$4,941,057	$6,198,903	13.2%	12.0%	9.5%
Bank of Nevada	278,697	250,907	2,177,357	2,705,631	12.8%	11.5%	9.3%
Western Alliance Bank	204,650	162,964	1,492,491	1,955,696	13.7%	10.9%	8.3%
Torrey Pines Bank	170,342	135,126	1,215,825	1,453,686	14.0%	11.1%	9.3%

Well-capitalized ratios					10.0%	6.0%	5.0%
Minimum capital ratios					8.0%	4.0%	4.0%

Additionally, State of Nevada banking regulations restrict distribution of the net assets of Bank of Nevada because such regulations require the sum of the bank’s stockholders’ equity and reserve for loan losses to be at least 6% of the average of the bank’s total daily deposit liabilities for the preceding 60 days. As a result of these regulations, approximately $147.6 million and $145.2 million of Bank of Nevada’s stockholders’ equity was restricted at December 31, 2011 and 2010, respectively.

15. EMPLOYEE BENEFIT PLANS

The Company has a qualified 401(k) employee benefit plan for all eligible employees. Participants are able to defer between 1% and 15% (up to a maximum of $16,500 for those under 50 years of age in 2011) of their annual compensation. The Company may elect to match a discretionary amount each year, which was 50% of the first 6% of the participant’s compensation deferred into the plan. The Company’s total contribution was $1.3 million, $1.2 million and $1.4 million for the years ended December 31, 2011, 2010 and 2009, respectively.

In addition, the Company maintains a non-qualified 401(k) restoration plan for the benefit of executives of the Company and certain affiliates. Participants are able to defer a portion of their annual salary and receive a matching contribution based primarily on the contribution structure in effect under the Company’s 401(k) plan, but without regard to certain statutory limitations applicable under the 401(k) plan. The Company’s total contribution to the restoration plan was approximately $11,000, $14,000, and $11,000 for the years ended December 31, 2011, 2010 and 2009, respectively.

16. FAIR VALUE ACCOUNTING

The Company adopted SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”), effective January 1, 2007. This standard was subsequently codified under FASB ASC 825, Financial Instruments (“ASC 825”). At the time of adoption, the Company elected to apply this fair value option (“FVO”) treatment to its junior subordinated debt and certain investment securities. The Company continues to account for these items under the fair value option. Since adoption, there were no financial instruments purchased by the Company which met the ASC 825 fair value election criteria, and therefore, no additional instruments have been added under the fair value option election.

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

Level 1—Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;

Level 2—Quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, matrix pricing, or model-based valuation techniques where all significant assumptions are observable, either directly or indirectly, in the market;

Level 3—Valuation is generated from model-based techniques where all significant assumptions are not observable, either directly or indirectly, in the market. These unobservable assumptions reflect our own estimates of assumptions that market participants would use in pricing the asset or liability. Valuation techniques may include use of discounted cash flow models and similar techniques.

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

For the year ended December 31, 2011 and 2010, gains and losses from fair value changes included in the Consolidated Statement of Operations were as follows:

	Changes in Fair Values for the Year Ended
	December 31, 2011 for Items Measured at Fair
	Value Pursuant to Election of the Fair Value Option
Description	Unrealized Gain/(Loss) on Assets and Liabilities Measured at Fair Value, Net	Interest Income on Securities	Interest Expense on Junior Subordinated Debt	Total Changes Included in Current- Period Earnings
		(in thousands)
Securities measured at fair value	$14	$26	$—	$40
Junior subordinated debt	6,049	—	(1,043)	5,006

	$6,063	$26	$(1,043)	$5,046

	Changes in Fair Values for the Year Ended
	December 31, 2010 for Items Measured at Fair
	Value Pursuant to Election of the Fair Value Option
Description	Unrealized Gain/(Loss) on Assets and Liabilities Measured at Fair Value, Net	Interest Income on Securities	Interest Expense on Junior Subordinated Debt	Total Changes Included in Current- Period Earnings
		(in thousands)
Securities measured at fair value	$227	$366	$—	$593
Junior subordinated debt	(596)	—	(1,101)	(1,697)

	$(369)	$366	$(1,101)	$(1,104)

The following table presents the portion of trading securities losses related to trading securities still held at the reporting date:

	December 31,
	2011	2010
	(in thousands)
Net gains and (losses) recognized during the period on trading securities	$14	$227
Less: net gains and (losses) recognized during the period on trading securities sold during the period	190	1,344

Unrealized gains and (losses) recognized during the reporting period on trading securities still held at the reporting date	$(176)	$(1,117)

The difference between the aggregate fair value of junior subordinated debt ($37.0 million) and the aggregate unpaid principal balance thereof ($66.5 million) was $29.5 million at December 31, 2011.

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

Independent pricing service: Management independently evaluates all of the fair value measurements received from our third party pricing service. This evaluation by management of the fair value of the portfolio is determined through multiple review steps. First, management reviews what has transpired in the market place with regards to interest rates, credit spreads, volatility, mortgage rates etc. and makes an expectation on changes to the securities valuations from the previous quarter. Then management compares expected changes to the actual valuation changes provided to it by its pricing service. Next, management compares a robust sampling of safekeeping marks on securities with the marks provided by our third party pricing service and determines whether there are any notable differences. Then, management compares the prices on Level 1 priced securities to publically available prices to verify those prices are similar. Finally, management discusses the assumptions used for Level 2 priced securities with our vendor. The vendor provides management with observable market data including interest rate curves and mortgage prepayment speed grids, as well as, dealer quote sheets, new bond offering sheets, and historical trade documentation. Management reviews the assumptions and decides whether those assumptions are reasonable. Management may compare interest rates, credit spreads and prepayments speeds used as part of the assumptions to that which management believes are reasonable. Management may price securities using the provided assumptions to determine whether they can develop similar prices on like securities. Any discrepancies with management’s review and the prices provided by the vendor are discussed with the vendor and the Company’s external auditors. Management has formally challenged the prices on several securities but has found that the vendor prices are reasonable.

Subsequent to year-end, management received dealer bids on several level two securities and executed a sale. The sales price received was in-line with the marks previously provided by the independent pricing service at year end.

Annually the company receives a SSAE 16 report from its independent pricing service attesting to the controls placed on the operations of the service from its auditor.

Interest rate swap: Interest rate swaps are reported at fair value utilizing Level 2 inputs. The Company obtains dealer quotations to value its interest rate swaps.

Junior subordinated debt: The Company estimates the fair value of its junior subordinated debt using a discounted cash flow model which incorporates the effect of the Company’s own credit risk in the fair value of the liabilities (Level 3). The Company’s cash flow assumptions were based on the contractual cash flows as the Company anticipates that it will pay the debt according to its contractual terms. The Company evaluated priced offerings on individual issuances of trust preferred securities and estimated the discount rate based, in part, on that information. The Company estimated the discount rate at 6.989%, which is a 641 basis point spread over 3 month LIBOR (0.579% as of December 31, 2011). As of December 31, 2010, the Company estimated the discount rate at 5.873%, which was a 557 basis point spread over 3 month LIBOR (0.303%).

The fair value of these assets and liabilities were determined using the following inputs at the periods presented:

	Fair Value Measurements at Reporting Date Using:
December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
		(in thousands)
Assets:
Securities measured at fair value
Direct U.S. obligations and GSE residential mortgage-backed securities	$—	$6,515	$—	$6,515

Securities available for sale
U.S. Government-sponsored agency securities	$—	$156,211	$—	$156,211
Municipal obligations	—	5,586	—	5,586
Direct U.S. obligations and GSE residential mortgage-backed securities	—	864,584	—	864,584
Mutual funds	28,864	—	—	28,864
Private label residential mortgage-backed securities	—	25,784	—	25,784
Private label commercial mortgage-backed securities	—	5,431		5,431
Adjustable-rate preferred stock	54,676	—	—	54,676
Trust preferred	1,323	19,836	—	21,159
Corporate debt securities	4,575	—	—	4,575
Other	23,515	—	—	23,515

	$112,953	$1,077,432	$—	$1,190,385

Interest rate swaps	$—	$1,729	$—	$1,729

	(Level 1)	(Level 2)	(Level 3)	Fair Value
Liabilities:
Junior subordinated debt	$—	$—	$36,985	$36,985

Interest rate swaps	$—	$946	$—	$946

As of December 31, 2011, one trust preferred security with a net fair value of $19.8 million transferred from Level 1 to Level 2 due to a change in pricing source from an active trade used at the end of the third quarter 2011 to a pricing service.

	Fair Value Measurements at Reporting Date Using:
December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
		(in thousands)
Assets:
Securities measured at fair value
Direct U.S. obligations and GSE residential mortgage-backed securities	$—	$14,301	$—	$14,301

Securities available for sale
U.S. Government-sponsored agency securities	$—	$277,592	$—	$277,592
Municipal Obligations	—	302	—	302
Direct U.S. obligations and GSE residential mortgage-backed securities	—	769,389	—	769,389
Private label residential mortgage-backed securities	—	8,111	—	8,111
Adjustable-rate preferred stock	67,243	—	—	67,243
Trust preferred	23,126	—	—	23,126
Corporate debt securities	4,907	—	—	4,907
Other	22,243	—	—	22,243

	$117,519	$1,055,394	$—	$1,172,913

Interest rate swaps	$—	$1,396	$—	$1,396

	(Level 1)	(Level 2)	(Level 3)	Fair Value
Liabilities:
Junior subordinated debt	$—	$—	$43,034	$43,034

Interest rate swaps	$—	$1,396	$—	$1,396

Fair Value Measurements Using
Significant Unobservable Inputs
(Level 3)	Junior
Subordinated
Debt
(in thousands)
Beginning balance January 1, 2010	$(42,438)
Total gains or losses (realized/unrealized)
Included in earnings	(596)
Included in other comprehensive income	—
Purchases, issuances, and settlements, net	—
Transfers to held-to-maturity	—
Transfers in and/or out of Level 3	—

Ending balance December 31, 2010	(43,034)
Total gains or losses (realized/unrealized)
Included in earnings	6,049
Included in other comprehensive income	—
Purchases, issuances, and settlements, net	—
Transfers to held-to-maturity	—
Transfers in and/or out of Level 3	—

Ending balance December 31, 2011	$(36,985)

The amount of total 2011 gains (losses) for the period included in earnings attributable to the change in unrealized gains (losses)relating to assets still held at the reporting date	$6,049

The amount of total 2010 gains (losses) for the period included in earnings attributable to the change in unrealized gains (losses)relating to assets still held at the reporting date	$(596)

Fair value on a nonrecurring basis

Certain assets are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis, but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). The following table presents such assets carried on the balance sheet by caption and by level within the ASC 825 hierarchy:

	Fair Value Measurements Using
		Quoted Prices
		in Active	Active
		Markets for	Markets for	Unobservable
		Identical Assets	Similar Assets	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
As of December 31, 2011:
Impaired loans with specific valuation allowance	$18,254	$—	$—	$18,254
Impaired loans without specific valuation allowance	71,001	—	—	71,001
Other assets acquired through foreclosure	89,104	—	—	89,104

	Fair Value Measurements Using
		Quoted Prices
		in Active	Active
		Markets for	Markets for	Unobservable
		Identical Assets	Similar Assets	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
As of December 31, 2010:
Impaired loans with specific valuation allowance	$31,876	$—	$—	$31,876
Impaired loans without specific valuation allowance	66,355	—	—	66,355
Other assets acquired through foreclosure	107,655	—	—	107,655

Impaired loans: The specific reserves for collateral dependent impaired loans are based on the fair value of the collateral. The fair value of collateral is determined based on third-party appraisals. In some cases, adjustments are made to the appraised values due to various factors, including age of the appraisal (which are generally obtained every six months), age of comparables included in the appraisal, and known changes in the market and in the collateral. When significant adjustments are based on unobservable inputs, such as when a current appraised value is not available or management determines the fair value of the collateral is further impaired below appraised value and there is no observable market price, the resulting fair value measurement has been categorized as a Level 3 measurement. These Level 3 impaired loans had an aggregate carrying amount of $28.6 million and specific reserves in the allowance for loan losses of $10.4 million at December 31, 2011.

Other assets acquired through foreclosure: Other assets acquired through foreclosure consist of properties acquired as a result of, or in-lieu-of, foreclosure. Properties or other assets classified as other assets acquired through foreclosure and other repossessed property and are initially reported at the fair value determined by independent appraisals using appraised value, less cost to sell. Such properties are generally re-appraised every six months. There is risk for subsequent volatility. Costs relating to the development or improvement of the assets are capitalized and costs relating to holding the assets are charged to expense. The Company had $89.1 million of such assets at December 31, 2011. When significant adjustments were based on unobservable inputs, such as when a current appraised value is not available or management determines the fair value of the collateral is further impaired below appraised value and there is no observable market price, the resulting fair value measurement has been categorized as a Level 3 measurement.

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

If the Company does not intend to sell and it is not more likely than not that the Company will be required to sell the impaired securities before recovery of the amortized cost basis, the Company recognizes the cumulative effect of initially applying this FASB Staff Position (“FSP”) as an adjustment to the opening balance of retained earnings with a corresponding adjustment to accumulated other comprehensive income, including related tax effects. The Company elected to early adopt ASC 320 on its impaired securities portfolio since it provides more transparency in the consolidated financial statements related to the bifurcation of the credit and non-credit losses.

For the twelve months ended December 31, 2011 and 2010, the Company determined that certain collateralized mortgage debt securities contained credit losses. The impairment credit losses related to these debt securities for the twelve months ended December 31, 2011 was $0.2 million. The impairment credit loss related to these debt securities for the twelve months ended December 31, 2010 was $1.2 million.

The following table presents a rollforward of the amount related to impairment credit losses recognized in earnings for the year ended December 31, 2011 and 2010:

Debt Security Credit Losses

Recognized in Other Comprehensive Income/Earnings

For the Year Ended December 31, 2011

Private Label Mortgage-
Backed Securities
(in thousands)
Beginning balance of impairment losses held in other comprehensive income	$(1,811)
Current period other-then temporary impairment credit losses recognized through earnings	—
Reductions for securities sold during the period	—
Additions or reductions in credit losses due to change of intent to sell	—
Reductions for increases in cash flows to be collected on impaired securities

Ending balance of net unrealized gains and (losses) held in other comprehensive income	$(1,811)

Debt Security Credit Losses

Recognized in Other Comprehensive Income/Earnings

For the Year Ended December 31, 2010

	Debt Obligations and Structured Securities	Private Label Mortgage- Backed Securities
	(in thousands)
Beginning balance of impairment losses held in other comprehensive income	$(544)	$(1,811)
Current period other-then temporary impairment credit losses recognized through earnings	544	—
Reductions for securities sold during the period	—	—
Additions or reductions in credit losses due to change of intent to sell	—	—
Reductions for increases in cash flows to be collected on impaired securities	—	—

Ending balance of net unrealized gains and (losses) held in other comprehensive income	$—	$(1,811)

17. FAIR VALUE OF FINANCIAL INSTRUMENTS

The estimated fair value of the Company’s financial instruments is as follows:

	December 31,
	2011		2010
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(in thousands)
Financial assets:
Cash and due from banks	$116,866	$116,866	$87,984	$87,984
Federal funds sold	—	—	918	918
Money market investments	7,343	7,343	37,733	37,733
Investment securities—measured at fair value	6,515	6,515	14,301	14,301
Investment securities—available for sale	1,190,385	1,190,385	1,172,913	1,172,913
Investment securities—held to maturity	286,258	290,035	48,151	47,996

Derivatives	1,729	1,729	1,396	1,396
Restricted stock	33,520	33,520	36,877	36,877
Loans, net	4,680,899	4,420,006	4,129,843	3,868,852
Accrued interest receivable	22,746	22,746	19,433	19,433

Financial liabilities:
Deposits	5,658,512	5,660,518	5,338,441	5,341,701
Accrued interest payable	4,707	4,707	6,085	6,085
Customer repurchases	123,626	123,626	109,409	109,409
FHLB advances	280,000	280,000	—	—
Other borrowed funds	73,321	78,375	72,964	85,454
Junior subordinated debt	36,985	36,985	43,034	43,034
Derivatives	946	946	1,396	1,396

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

Interest rate risk exposure is measured using interest rate sensitivity analysis to determine our change in net portfolio value and net interest income resulting from hypothetical changes in interest rates. If potential changes to net portfolio value and net interest income resulting from hypothetical interest rate changes are not within the limits established by the Board of Directors, the Board of Directors may direct management to adjust the asset and liability mix to bring interest rate risk within board-approved limits. As of December 30, 2011, the Company’s interest rate risk profile was within Board-approved limits.

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

Fair value of commitments

The estimated fair value of standby letters of credit outstanding at December 31, 2011 and 2010 is insignificant. Loan commitments on which the committed interest rate is less than the current market rate are also insignificant at December 31, 2011 and 2010.

18. PARENT COMPANY FINANCIAL INFORMATION

The condensed financial statements of the holding company are presented in the following pages.

WESTERN ALLIANCE BANCORPORATION

Condensed Balance Sheets

	December 31,
	2011	2010
	(in thousands)
ASSETS:
Cash and cash equivalents	$13,047	$2,552
Securities available for sale	33,873	62,383
Investment in subsidiaries	669,631	612,879
Other assets	38,439	45,793

	$754,990	$723,607

LIABILITIES AND STOCKHOLDERS' EQUITY:
Borrowings	$73,321	$72,964
Accrued interest and other liabilities	8,001	5,435
Junior subordinated debt	36,985	43,034

Total liabilities	118,307	121,433

Stockholders’ equity:
Preferred stock	141,000	130,827
Common stock	8	8
Additional paid-in capital	743,780	739,561
Retained deficit	(243,512)	(258,800)
Accumulated other comprehensive loss	(4,593)	(9,422)

Total stockholders’ equity	636,683	602,174

	$754,990	$723,607

	Year Ended December 31,
	2011	2010	2009
	(in thousands)
Interest and dividend income	$1,502	$1,716	$1,605
Interest expense on borrowings	10,241	5,642	3,113

Net interest expense	(8,739)	(3,926)	(1,508)

Other income (loss):
Income (loss) from consolidated subsidiaries	45,336	(5,843)	(123,859)
Fair value gains	6,050	(540)	(17,938)
Other income	4,190	15,263	1,565

Total other income	55,576	8,880	(140,232)

Expenses:
Salaries and employee benefits	13,751	10,256	7,325
Other	11,342	9,662	4,224

Total other expense	25,093	19,918	11,549

Income (loss) before income tax benefit	21,744	(14,964)	(153,289)
Income tax benefit (expense)	9,750	7,769	1,883

Net income (loss)	31,494	(7,195)	(151,406)
Preferred stock dividends	7,033	7,000	7,000
Accretion on preferred stock discount	9,173	2,882	2,742

Net income (loss) available to common stockholders	$15,288	$(17,077)	$(161,148)

WESTERN ALLIANCE BANCORPORATION

Condensed Statements of Cash Flows

	Year Ended December 31,
	2011	2010	2009
	(in thousands)
Cash Flows from Operating Activities:
Net income (loss)	$31,494	$(7,195)	$(151,406)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Equity in net undistributed (earnings) losses of consolidated subsidiaries	(45,336)	5,843	123,859
Dividends received from subsidiaries	4,192	517	4,370
Stock-based compensation expense	1,237	1,268	1,296
Trust preferred securities fair value (gains) losses	(6,049)	596	600
Net amortization of premiums on investment securities	201	112	478
Securities impairment	—	—	1,463
Gain on sale of securities	(50)	(11,681)	(4,415)
(Increase) decrease in other assets	40,858	16,535	(4,332)
Deferred taxes	(1,343)	(4,096)	(15,261)
Increase in other liabilities	2,923	2,483	17,852
Other, net	—	—	5,380

Net cash provided by (used in) operating activities	28,127	4,382	(20,116)

Cash Flows from Investing Activities:
Purchases of securities	(5,000)	(23,568)	(304,790)
Proceeds from sales/maturities of securities	3,159	52,815	226,495
Purchase of premises and equipment	(155)	(37)	—
Proceeds from business divestitures	—	2,284	2,700
Investment in subsidiaries	(8,000)	(120,500)	(124,792)
Purchase of other repossesed assets, net	(4,965)	(50,836)	—
Proceeds from sale of other repossesed assets,net	3,415	2,387	—
Other	—	—	(78)

Net cash used in investing activities	(11,546)	(137,455)	(200,465)

Cash Flows from Financing Activities:
Net (repayments) proceeds from borrowings	—	72,844	—
Proceeds from exercise of stock options and stock warrants	362	359	78
Proceeds from issuance of preferred stock	141,000	—	—
Redemption of preferred stock	(140,000)	—	—
Dividends paid	(7,033)	(7,000)	(6,833)
Repurchase of warrant	(415)	—	—
Proceeds from stock issuances, net	—	47,574	191,268

Net cash (used in) provided by financing activities	(6,086)	113,777	184,513

Increase (decrease) in cash and cash equivalents	10,495	(19,296)	(36,068)
Cash and Cash Equivalents, beginning of year	2,552	21,848	57,916

Cash and Cash Equivalents, end of year	$13,047	$2,552	$21,848

19. SEGMENTS

The Company provides a full range of banking and investment advisory services through its consolidated subsidiaries. Applicable guidance provides that the identification of reportable segments be on the basis of discreet business units and their financial information to the extent such units are reviewed by the entity’s chief decision maker.

The Company adjusted segment reporting composition during 2010 to more accurately reflect the way the Company manages and assesses the performance of the business. During 2010, the Company sold its wholly owned trust subsidiary, discontinued a portion of its credit card services, and merged from five bank subsidiaries to three.

The re-defined structure at December 31, 2010 consists of the following segments: “Bank of Nevada”, “Western Alliance Bank”, “Torrey Pines Bank” and “Other” (Western Alliance Bancorporation holding company, Western Alliance Equipment Finance, Shine Investment Advisory Services, Inc., Premier Trust until September 1, 2010, and the discontinued operations). All prior period balances were reclassified to reflect the change in structure.

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

The Company does not have a single external customer from which it derives 10 percent or more of its revenues.

The following is a summary of selected operating segment information as of and for the years ended December 31, 2011, 2010 and 2009:

					Inter-
					segment	Consoli-
	Bank	Western	Torrey		elimi-	dated
	of Nevada	Alliance Bank	Pines Bank*	Other	nations	Company
	(dollars in millions)
At December 31, 2011
Assets	$2,877.6	$2,234.7	$1,728.4	$762.3	$(758.5)	$6,844.5
Gross loans and deferred fees, net	1,859.1	1,644.9	1,318.9	—	(42.8)	4,780.1
Less: Allowance for credit losses	(61.0)	(21.7)	(16.5)	—	—	(99.2)

Net loans	1,798.1	1,623.2	1,302.4	—	(42.8)	4,680.9

Goodwill	23.2	—	—	2.7	—	25.9
Deposits	2,377.3	1,877.5	1,416.8	—	(13.1)	5,658.5
FHLB advances	115.0	55.0	110.0	—	—	280.0
Stockholders’ equity	320.8	192.7	152.8	644.0	(673.6)	636.7

No. of branches	11	16	12	—	—	39
No. of FTE	405	222	214	101	—	942

	(in thousands)
Twelve Months Ended December 31, 2011:
Net interest income	$107,316	$82,949	$76,143	$(8,740)	$—	$257,668
Provision for credit losses	29,623	10,076	6,489	—	—	46,188

Net interest income (loss) after provision for credit losses	77,693	72,873	69,654	(8,740)	—	211,480
Non-interest income	17,221	7,378	5,085	12,781	(8,008)	34,457
Non-interest expense	(85,813)	(49,517)	(41,559)	(26,717)	8,008	(195,598)

Income (loss) from continuing operations before income taxes	9,101	30,734	33,180	(22,676)	—	50,339
Income tax expense (benefit)	1,626	10,890	13,676	(9,343)	—	16,849

Income(loss) from continuing operations	7,475	19,844	19,504	(13,333)	—	33,490
Loss from discontinued operations, net	—	—	—	(1,996)	—	(1,996)

Net income (loss)	$7,475	$19,844	$19,504	$(15,329)	$—	$31,494

*	Excludes discontinued operations

					Inter-
					segment	Consoli-
	Bank	Western	Torrey		elimi-	dated
	of Nevada	Alliance Bank	Pines Bank*	Other	nations	Company
			(dollars in millions)
At December 31, 2010:
Assets	$2,771.4	$1,927.5	$1,452.2	$731.0	$(714.2)	$6,167.9
Gross loans and deferred fees, net	1,914.1	1,305.4	1,063.8	—	(42.8)	4,240.5
Less: Allowance for credit losses	(73.5)	(20.4)	(16.8)	—	—	(110.7)

Net loans	1,840.6	1,285.0	1,047.0	—	(42.8)	4,129.8

Goodwill	23.2	—	—	2.7	—	25.9
Deposits	2,388.3	1,671.1	1,281.6	—	(2.6)	5,338.4
Stockholders’ equity	310.6	163.3	135.5	609.6	(616.8)	602.2

No. of branches	12	16	11	—	—	39
No. of FTE	421	225	203	59	—	908

	(in thousands)
Twelve Months Ended December 31, 2010:
Net interest income	$104,536	$69,223	$62,714	$(3,920)	$—	$232,553
Provision for credit losses	76,669	6,374	10,168	—	—	93,211

Net interest income after provision for credit losses	27,867	62,849	52,546	(3,920)	—	139,342
Non-interest income	21,053	9,369	4,489	13,598	(1,673)	46,836
Noninterest expense	(90,336)	(51,270)	(38,893)	(17,932)	1,673	(196,758)

Income (loss) from continuing operations before income taxes	(41,416)	20,948	18,142	(8,254)	—	(10,580)
Income tax expense (benefit)	(15,010)	8,147	7,825	(7,372)	—	(6,410)

Income(loss) from continuing		—
operations	(26,406)	12,801	10,317	(882)	—	(4,170)
Loss from discontinued operations, net	—	—	—	(3,025)	—	(3,025)

Net income (loss)	$(26,406)	$12,801	$10,317	$(3,907)	$—	$(7,195)

*	Excludes discontinued operations

					Inter-
					segment	Consoli-
	Bank	Western	Torrey		elimi-	dated
	of Nevada	Alliance Bank	Pines Bank*	Other	nations	Company
	(in thousands)
Twelve Months Ended December 31, 2009:
Net interest income	$106,014	$52,521	$45,205	$(1,451)	$—	$202,289
Provision for credit losses	104,859	30,450	13,790	0	—	149,099

Net interest income after provision for credit losses	1,155	22,071	31,415	(1,451)	—	53,190
Non-interest income	6,093	5,617	4,319	(7,009)	(4,585)	4,435
Goodwill impairment charge	(45,000)	—	—	(4,670)	—	(49,670)
Noninterest expense	(87,977)	(51,832)	(40,383)	(17,700)	4,585	(193,307)

Income (loss) from continuing operations before income taxes	(125,729)	(24,144)	(4,649)	(30,830)	—	(185,352)
Income tax expense (benefit)	(28,074)	(8,542)	(1,386)	(451)	—	(38,453)

Income(loss) from continuing operations	(97,655)	(15,602)	(3,263)	(30,379)	—	(146,899)
Loss from discontinued operations, net	—	—	—	(4,507)	—	(4,507)

Net income (loss)	$(97,655)	$(15,602)	$(3,263)	$(34,886)	$—	$(151,406)

*	Excludes discontinued operations

20. QUARTERLY FINANCIAL DATA (UNAUDITED)

	December 31,
	2011
	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter
	(in thousands, except per share amounts)
Interest and dividend income	$76,846	$74,133	$73,646	$71,966
Interest expense	8,147	9,548	10,360	10,868

Net interest income	68,699	64,585	63,286	61,098
Provision for loan losses	13,076	11,180	11,891	10,041

Net interest income after provision for credit losses	55,623	53,405	51,395	51,057
Non-interest income (loss)	4,948	13,082	9,597	6,830
Non-interest expenses	(50,963)	(45,481)	(51,008)	(48,146)

Income (loss) from continuing operations before income taxes	9,608	21,006	9,984	9,741
Income tax expense (benefit)	2,011	7,514	3,295	4,029

Income (loss) from continuing operations	7,597	13,492	6,689	5,712
Loss from discontinued operations net of tax benefit	(496)	(481)	(460)	(559)

Net income (loss)	7,101	13,011	6,229	5,153
Dividends and accretion on preferred stock	1,781	9,419	2,503	2,503

Net income (loss) available to common shareholders	$5,320	$3,592	$3,726	$2,650

Earnings (loss) per share:
Basic	$0.07	$0.04	$0.05	$0.03

Diluted	$0.07	$0.04	$0.05	$0.03

	December 31,
	2010
	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter
	(in thousands, except per share amounts)
Interest and dividend income	$72,374	$70,705	$70,000	$68,734
Interest expense	11,463	11,237	12,544	14,016

Net interest income	60,911	59,468	57,456	54,718
Provision for loan losses	18,384	22,965	23,115	28,747

Net interest income after provision for credit losses	42,527	36,503	34,341	25,971
Non-interest income (loss)	(720)	12,167	20,760	14,629
Non-interest expenses	(56,545)	(46,109)	(53,262)	(40,843)

Income (loss) from continuing operations before income taxes	(14,738)	2,561	1,839	(243)
Income tax expense (benefit)	(4,580)	(79)	(190)	(1,562)

Income (loss) from continuing operations	(10,158)	2,640	2,029	1,319
Loss from discontinued operations net of tax benefit	(657)	(631)	(802)	(935)

Net income (loss)	(10,815)	2,009	1,227	384
Dividends and accretion on preferred stock	2,484	2,466	2,466	2,466

Net income (loss) available to common shareholders	$(13,299)	$(457)	$(1,239)	$(2,082)

Earnings (loss) per share:
Basic	$(0.17)	$(0.01)	$(0.02)	$(0.03)

Diluted	$(0.17)	$(0.01)	$(0.02)	$(0.03)

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

As of December 31, 2011, management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, management determined that the Company maintained effective internal control over financial reporting as of December 31, 2011, based on those criteria.

McGladrey & Pullen, LLP, the independent registered public accounting firm that audited the consolidated financial statements of the Company included in this Annual Report on Form 10-K has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011. The report, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011, is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Western Alliance Bancorporation

We have audited Western Alliance Bancorporation’s (the Company) internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Western Alliance Bancorporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Western Alliance Bancorporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of Western Alliance Bancorporation and our report dated March 2, 2012 expressed an unqualified opinion.

/s/ McGLADREY & PULLEN, LLP

Phoenix, Arizona

March 2, 2012

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated by reference from the Company’s Definitive Proxy Statement for the 2012 Annual Meeting of Stockholders to be held on April 24, 2012.

The Company has adopted a Code of Conduct applicable to all of our directors and employees, including the principal executive officer, principal financial officer and principal accounting officer. A copy of the Code of Conduct is available on the Company’s website at www.westernalliancebancorp.com.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference from the Company’s Definitive Proxy Statement for the 2012 Annual Meeting of Stockholders to be held on April 24, 2012.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference from the Company’s Definitive Proxy Statement for the 2012 Annual Meeting of Stockholders to be held on April 24, 2012.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference from the Company’s Definitive Proxy Statement for the 2012 Annual Meeting of Stockholders to be held on April 24, 2012.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference from the Company’s Definitive Proxy Statement for the 2012 Annual Meeting of Stockholders to be held on April 24, 2012.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(1) The following financial statements are incorporated by reference from Item 8 hereto:

Report of Independent Registered Public Accounting Firm	Page 72

Consolidated Balance Sheets as of December 31, 2011 and 2010	Page 74

Consolidated Statements of Operations for the three years ended December 31, 2011, 2010 and 2009	Page 75

Consolidated Statements of Comprehensive Income (Loss) for the three years ended December 31, 2011, 2010 and 2009	Page 77

Consolidated Statements of Stockholders’ Equity for the three years ended December 31, 2011, 2010 and 2009	Page 78

Consolidated Statements of Cash Flows for the three years ended December 31, 2011, 2010 and 2009	Page 79

Notes to Consolidated Financial Statements	Page 81

(2) Financial Statement Schedules

Not applicable.

On the Exhibit Index, a “±” identifies each management contract or compensatory plan or arrangement required to be filed as an exhibit to this Annual Report.

EXHIBITS

3.1	Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to Amendment No. 1 to Western Alliance’s Registration Statement on Form S-1 filed with the SEC on June 7, 2005).

3.2	Amended and Restated By-Laws (incorporated by reference to Exhibit 3.1 to Western Alliance’s Form 8-K filed with the SEC on January 25, 2008).

3.3	Certificate of Designations for the Fixed Rate Cumulative Perpetual Preferred Stock, Series A, of Western Alliance Bancorporation (incorporated by reference to Exhibit 3.1 to Western Alliance’s Form 8-K filed with the SEC on November 25, 2008).

3.4	Amended and Restated By-Laws (incorporated by reference to Exhibit 3.1 to Western Alliance’s Form 8-K filed with the SEC on January 25, 2008).

3.5	Amendment to Amended and Restated By-Laws (incorporated by reference to Exhibit 3.1 to Western Alliance’s Form 8-K filed with the SEC on September 20, 2010).

3.6	Certificate of Amendment to Amended and Restated Articles of Incorporation of Western Alliance Bancorporation (incorporated by reference to Exhibit 3.1 to Western Alliance’s Form 8-K filed with the SEC on May 3, 2010).

3.7	Certificate of Amendment to Amended and Restated Articles of Incorporation of Western Alliance Bancorporation (incorporated by reference to Exhibit 3.1 to Western Alliance’s Form 8-K filed with the SEC on November 30, 2010).

3.8	Certificate of Designations for the Fixed Rate Cumulative Perpetual Preferred Stock, Series B, of Western Alliance Bancorporation (incorporated by reference to Exhibit 3.1 to Western Alliance Bancorporation’s Form 8-K filed with the Securities and Exchange Commission on September 28, 2011).

3.9	Certificate of Correction to the Certificate of Designations for the Non-Cumulative Perpetual Preferred Stock, Series B, of Western Alliance Bancorporation (incorporated by reference to Exhibit 3.9 to Western Alliance’s Form 10-Q filed with the SEC on November 8, 2011).

4.1	Form of common stock certificate (incorporated by reference to Exhibit 4.1 to Amendment No. 3 to Western Alliance’s Registration Statement on Form S-1 filed with the SEC on June 27, 2005).

4.2	Form of Fixed Rate Cumulative Perpetual Preferred Stock, Series A, stock certificate (incorporated by reference to Exhibit 4.1 to Western Alliance’s Form 8-K filed with the SEC on November 25, 2008).

4.3	Form of Warrant to purchase shares of Western Alliance Bancorporation common stock, dated December 12, 2003, together with a schedule of warrant holders (incorporated by reference to Exhibit 10.9 to Western Alliance’s Registration Statement on Form S-1 filed with the SEC on April 28, 2005). ±

4.4	Warrant, dated November 21, 2008, by and between Western Alliance Bancorporation and the United States Department of the Treasury (incorporated by reference to Exhibit 4.2 to Western Alliance’s Form 8-K filed with the SEC on November 25, 2008).

4.5	Senior Debt Indenture, dated August 25, 2010, between Western Alliance Bancorporation and Wells Fargo Bank, National Association, as trustee. (incorporated by reference to Exhibit 4.1 to Western Alliance’s Form 8-K filed with the SEC on August 25, 2010).

4.6	First Supplemental Indenture, dated August 25, 2010, between Western Alliance Bancorporation and Wells Fargo Bank, National Association, as trustee. (incorporated by reference to Exhibit 4.2 to Western Alliance’s Form 8-K filed with the SEC on August 25, 2010).

4.7	Form of 10.00% Senior Notes due 2015 (incorporated by reference to Exhibit 4.3 to Western Alliance’s Form 8-K filed with the SEC on August 25, 2010).

4.8	Form of Non-Cumulative Perpetual Preferred Stock, Series B, stock certificate.

10.5	Western Alliance Bancorporation 2005 Stock Incentive Plan, as amended (incorporated by reference to Appendix A to Western Alliance’s Proxy Statement on Schedule 14A filed with the SEC on March 17, 2009). ±

10.6	Form of BankWest Nevada Corporation Incentive Stock Option Plan Agreement (incorporated by reference to Exhibit 10.3 to Western Alliance’s Registration Statement on Form S-1 filed with the SEC on April 28, 2005). ±

10.7	Form of Western Alliance Incentive Stock Option Plan Agreement (incorporated by reference to Exhibit 10.4 to Western Alliance’s Registration Statement on Form S-1 filed with the SEC on April 28, 2005). ±

10.8	Form of Western Alliance 2002 Stock Option Plan Agreement (incorporated by reference to Exhibit 10.5 to Western Alliance’s Registration Statement on Form S-1 filed with the SEC on April 28, 2005). ±

10.9	Form of Western Alliance 2002 Stock Option Plan Agreement (with double trigger acceleration clause) (incorporated by reference to Exhibit 10.6 to Western Alliance’s Registration Statement on Form S-1 filed with the SEC on April 28, 2005). ±

10.10	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.7 to Western Alliance’s Registration Statement on Form S-1 filed with the SEC on April 28, 2005). ±

10.11	Form of Non-Competition Agreement (incorporated by reference to Exhibit 10.8 to Western Alliance’s Registration Statement on Form S-1 filed with the SEC on April 28, 2005). ±

10.13	Securities Purchase Agreement, dated September 29, 2008, by and among Western Alliance Bancorporation and certain other parties thereto (incorporated by reference to Exhibit 10.1 to Western Alliance’s Form 8-K filed with the SEC on October 2, 2008).

10.14	Registration Rights Agreement, dated September 29, 2008, by and among Western Alliance Bancorporation and certain other parties thereto (incorporated by reference to Exhibit 10.2 to Western Alliance’s Form 8-K filed with the SEC on October 2, 2008).

10.15	Letter Agreement, dated November 21, 2008, between Western Alliance Bancorporation and the United States Department of the Treasury, and the Securities Purchase Agreement – Standard Terms attached thereto (incorporated by reference to Exhibit 10.1 to Western Alliance’s Form 8-K filed with the SEC on November 25, 2008).

10.17	Western Alliance Bancorporation 2009 Annual Bonus Plan (incorporated by reference to Exhibit 10.2 to Western Alliance’s Form 10-Q filed with the SEC on August 10, 2009). ±

10.18	Western Alliance Bancorporation 2010 Annual Bonus Plan (incorporated by reference to Exhibit 10.18 to Western Alliance’s Form 10-K filed with the SEC on March 16, 2010). ±

10.19	Western Alliance Bancorporation 2011 Annual Bonus Plan (incorporated by reference to Exhibit 10,19 to Western Alliance’s Form 10-K filed with the SEC on March 7, 2011). ±

10.20	Western Alliance Bancorporation 2012 Annual Bonus Plan. ±

10.22	Bank of Nevada 2009 Annual Bonus Plan (incorporated by reference to Exhibit 10.4 to Western Alliance’s Form 10-Q filed with the SEC on August 10. 2009). ±

10.23	Bank of Nevada 2010 Annual Bonus Plan (incorporated by reference to Exhibit 10.21 to Western Alliance’s Form 10-K filed with the SEC on March 16, 2010). ±

10.25	Torrey Pines Bank 2009 Annual Bonus Plan (incorporated by reference to Exhibit 10.6 to Western Alliance’s Form 10-Q filed with the SEC on August 10. 2009). ±

10.26	Torrey Pines Bank 2010 Annual Bonus Plan (incorporated by reference to Exhibit 10.21 to Western Alliance’s Form 10-K filed with the SEC on March 16, 2010). ±

10.27	First Independent Bank of Nevada 2009 Annual Bonus Plan (incorporated by reference to Exhibit 10.7 to Western Alliance’s Form 10-Q filed with the SEC on August 10, 2009). ±

10.28	First Independent Bank of Nevada 2010 Annual Bonus Plan (incorporated by reference to Exhibit 10.21 to Western Alliance’s Form 10-K filed with the SEC on March 16, 2010). ±

10.29	Alliance Bank of Arizona 2009 Annual Bonus Plan (incorporated by reference to Exhibit 10.8 to Western Alliance’s Form 10-Q filed with the SEC on August 10, 2009). ±

10.30	Alliance Bank of Arizona 2010 Annual Bonus Plan (incorporated by reference to Exhibit 10.21 to Western Alliance’s Form 10-K filed with the SEC on March 16, 2010). ±

10.31	Alta Alliance Bank 2009 Annual Bonus Plan (incorporated by reference to Exhibit 10.9 to Western Alliance’s Form 10-Q filed with the SEC on August 10, 2009). ±

10.32	Alta Alliance Bank 2010 Annual Bonus Plan. ±(incorporated by reference to Exhibit 10.21 to Western Alliance’s Form 10-K filed with the SEC on March 16, 2010)

10.33	Underwriting Agreement, dated May 14, 2009, by and between Western Alliance Bancorporation and Keefe, Bruyette & Woods, Inc. (incorporated by reference to Exhibit 1.1 to Western Alliance’s Form 8-K/A filed with the SEC on August 10, 2009).

10.34	Employment letter dated April 2, 2010, between Western Alliance Bancorporation and Kenneth Vecchione (incorporated by reference to Exhibit 10 to Western Alliance’s Form 10-Q/A filed with the SEC on August 18, 2010).

10.35	Underwriting Agreement, dated August 19, 2010, by and between Western Alliance Bancorporation and Keefe, Bruyette & Woods, Inc. (incorporated by reference to Exhibit 1.1 to Western Alliance’s Form 8-K filed with the SEC on August 24, 2010).

10.36	Underwriting Agreement, dated August 20, 2010, by and among Western Alliance Bancorporation and Keefe, Bruyette & Woods, Inc. and Goldman, Sachs & Co. (incorporated by reference to Exhibit 1.1 to Western Alliance’s Form 8-K filed with the SEC on August 25, 2010).

10.37	Small Business Lending Fund – Securities Purchase Agreement, dated September 27, 2011, between Western Alliance Bancorporation and the Secretary of the Treasury (incorporated by reference to Exhibit 10.1 to Western Alliance’s Form 8-K filed with the SEC on September 27, 2011).

10.38	Repurchase Agreement, dated September 27, 2011, between Western Alliance Bancorporation and the United States Department of the Treasury (incorporated by reference to Exhibit 10.2 to Western Alliance’s Form 8-K filed with the SEC on September 27, 2011).

21.1	List of Subsidiaries of Western Alliance Bancorporation.

23.1	Consent of McGladrey & Pullen, LLP.

24.1	Power of Attorney (see signature page).

31.1	CEO Certification Pursuant Rule 13a-14(a)/15d-a4(a).

31.2	CFO Certification Pursuant Rule 13a-14(a)/15d-14(a).

32	CEO and CFO Certification Pursuant 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes Oxley Act of 2002.

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

WESTERN ALLIANCE BANCORPORATION

March 2, 2012	By:	/s/ Robert Sarver
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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in their listed capacities on March 2, 2012.

Name	Title

/S/ Robert Sarver Robert Sarver	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

/S/ Dale Gibbons Dale Gibbons	Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/S/ J. Kelly Ardrey Jr. J. Kelly Ardrey Jr.	Senior Vice President and Chief Accounting Officer

/S/ Kenneth A. Vecchione Kenneth A Vecchione	President and Chief Operating Officer

/S/ Bruce D. Beach Bruce D. Beach	Director

/S/ William S. Boyd William S. Boyd	Director

/S/ Steven J. Hilton Steven J. Hilton	Director

/S/ Marianne Boyd Johnson Marianne Boyd Johnson	Director

/S/ Cary Mack Cary Mack	Director

/S/ Todd Marshall Todd Marshall	Director

/S/ M. Nafees Nagy M. Nafees Nagy	Director

/S/ James Nave James Nave	Director

/S/ John Peter Sande III John Peter Sande III	Director

/S/ Donald D. Snyder Donald D. Snyder	Director

/S/ Sung Won Sohn Sung Won Sohn	Director