Form 10-Q
period 2012-03-31
WESTERN ALLIANCE BANCORPORATION
filed 2012-05-03
CIK 1212545

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2012 or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)     Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common stock issued and outstanding: 83,137,711 shares as of April 30, 2012.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

WESTERN ALLIANCE BANCORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2012	2011
	(unaudited)
	(in thousands, except per share amounts)
Assets:
Cash and due from banks	$108,555	$116,866
Interest-bearing demand deposits in other financial institutions	71,198	38,129

Cash and cash equivalents	179,753	154,995
Money market investments	4,854	7,343
Investment securities—measured, at fair value	6,174	6,515
Investment securities—available-for-sale, at fair value; amortized cost of $1,124,892 at March 31, 2012 and $1,198,185 at December 31, 2011	1,126,637	1,190,385
Investment securities—held-to-maturity, at amortized cost; fair value of $284,971 at March 31, 2012 and $290,035 at December 31, 2011	285,577	286,258
Investments in restricted stock, at cost	32,586	33,520
Loans:
Held for investment, net of deferred fees	4,926,223	4,780,069
Less: allowance for credit losses	98,122	99,170

Total loans	4,828,101	4,680,899
Premises and equipment, net	105,055	105,546
Goodwill	25,925	25,925
Other intangible assets, net	8,918	9,807
Other assets acquired through foreclosure, net	81,445	89,104
Bank owned life insurance	135,021	133,898
Deferred tax assets, net	55,296	61,724
Prepaid expenses	14,708	16,470
Other assets	35,190	42,093
Discontinued operations, assets held for sale	52	59

Total assets	$6,925,292	$6,844,541

Liabilities:
Deposits:
Non-interest-bearing demand	$1,757,693	$1,558,211
Interest-bearing	4,141,361	4,100,301

Total deposits	5,899,054	5,658,512
Customer repurchase agreements	114,352	123,626
Other borrowings	193,416	353,321
Junior subordinated debt, at fair value	37,275	36,985
Other liabilities	27,150	35,414

Total liabilities	6,271,247	6,207,858

Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock — par value $.0001 and liquidation value per share of $1,000; 20,000,000 authorized;141,000 issued and outstanding at March 31, 2012 and December 31, 2011	141,000	141,000
Common stock — par value $.0001; 200,000,000 authorized; 83,144,156 shares issued and outstanding at March 31, 2012 and 82,361,655 at December 31, 2011	8	8
Additional paid in capital	746,143	743,780
Accumulated deficit	(233,974)	(243,512)
Accumulated other comprehensive income (loss)	868	(4,593)

Total stockholders’ equity	654,045	636,683

Total liabilities and stockholders’ equity	$6,925,292	$6,844,541

See the accompanying notes.

WESTERN ALLIANCE BANCORPORATION AND SUBSIDIARIES

CONSOLIDATED INCOME STATEMENTS (unaudited)

	Three Months Ended March 31,
	2012	2011
	(in thousands except per share amounts)
Interest income:
Loans, including fees	$67,760	$63,882
Investment securities—taxable	6,412	6,897
Investment securities—non-taxable	2,240	20
Dividends—taxable	280	308
Dividends—non-taxable	653	705
Other	92	154

Total interest income	77,437	71,966

Interest expense:
Deposits	4,762	7,898
Customer repurchase agreements	63	86
Other borrowings	2,071	2,182
Junior subordinated debt	484	702

Total interest expense	7,380	10,868

Net interest income	70,057	61,098
Provision for credit losses	13,081	10,041

Net interest income after provision for credit losses	56,976	51,057

Non-interest income:
Gain on sales of securities, net	361	1,379
Mark to market gains (losses), net	(333)	(509)
Service charges and fees	2,285	2,284
Investment advisory fees	619	636
Other fee revenue	1,000	760
Income from bank owned life insurance	1,123	1,184
Operating lease income	273	671
Other	556	425

Total non-interest income	5,884	6,830

Non-interest expense:
Salaries and employee benefits	26,664	22,840
Occupancy expense, net	4,722	4,854
Net loss on sales/valuations of repossessed assets and bank premises, net	2,651	6,129
Insurance	2,050	3,863
Loan and repossessed asset expense	1,684	2,122
Legal, professional and director fees	1,572	1,366
Marketing	1,371	1,157
Data processing	995	848
Intangible amortization	890	890
Customer service	591	892
Merger/restructure expenses	—	217
Operating lease depreciation	208	421
Other	3,499	2,547

Total non-interest expense	46,897	48,146

Income from continuing operations before provision income taxes	15,963	9,741
Income tax provision	4,441	4,029

Income from continuing operations	11,522	5,712
Loss from discontinued operations, net of tax benefit	(222)	(559)

Net income	11,300	5,153
Dividends and accretion on preferred stock	1,763	2,503

Net income available to common shareholders	$9,537	$2,650

WESTERN ALLIANCE BANCORPORATION AND SUBSIDIARIES

CONSOLIDATED INCOME STATEMENTS (unaudited)

(continued)

	Three Months Ended March 31,
	2012	2011
Income (loss) per share—basic and diluted
Continuing operations	$0.12	$0.04
Discontinued	(0.00)	(0.01)

	$0.12	$0.03
Average number of common shares—basic	81,359	80,794
Average number of common shares—diluted	82,227	81,013
Dividends declared per common share	$—	$—

See the accompanying notes.

WESTERN ALLIANCE BANCORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (unaudited)

	Three Months Ended
	March 31,
	2012	2011
	(in thousands)
Net income	$11,300	$5,153

Other comprehensive income (loss), net:
Unrealized gain (loss) on securities available-for-sale (AFS), net	6,205	(4,486)
Realized gain on cash flow hedge, net	(519)	—
Realized gain on sale of securities AFS included in income, net	(225)	(833)

Net other comprehensive income (loss)	5,461	(5,319)

Comprehensive income (loss)	$16,761	$(166)

See the accompanying notes.

WESTERN ALLIANCE BANCORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (unaudited)

						Accumulated
					Additional	Other		Total
	Preferred Stock		Common Stock		Paid In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
					(in thousands)
Balance, December 31, 2011:	141	$141,000	82,362	$8	$743,780	$(4,593)	$(243,512)	$636,683
Net income	—	—	—	—	—	—	11,300	11,300
Exercise of stock options	—	—	79	—	552	—	—	552
Stock-based compensation	—	—	74	—	697	—	—	697
Restricted stock grants, net	—	—	630	—	1,114	—	—	1,114
Dividends on preferred stock	—	—	—	—	—	—	(1,763)	(1,763)
Other comprehensive income (loss),	—	—	—	—	—	5,461	—	5,461

Balance, March 31, 2012	141	$141,000	83,145	$8	$746,143	$868	$(233,974)	$654,045

See the accompanying notes.

WESTERN ALLIANCE BANCORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Three Months Ended March 31,
	2012	2011
	(in thousands)
Cash flows from operating activities:
Net income	$11,300	$5,153
Adjustments to reconcile net income to cash provided by operating activities:
Provision for credit losses	13,081	10,041
Depreciation and amortization	3,228	2,705
Stock-based compensation	1,811	1,005
Deferred income taxes and income taxes receivable	3,487	2,972
Net amortization of discounts and premiums for investment securities	2,656	2,696
(Gains)/Losses on:
Sales of securities, AFS	(361)	(1,379)
Derivatives	49	69
Sale of repossessed assets, net	2,587	5,829
Sale of premises and equipment, net	64	300
Sale of loans, net	6	—
Changes in:
Other assets	6,354	10,723
Other liabilities	(8,169)	(1,601)
Fair value of assets and liabilities measured at fair value	333	509
Servicing rights, net	2	161

Net cash provided by operating activities	36,428	39,183

Cash flows from investing activities:
Proceeds from loan sales	3,445	—
Principal pay downs and maturities of securities measured at fair value	303	3,606
Proceeds from sale of available-for-sale securities	15,224	72,996
Principal pay downs and maturities of available-for-sale securities	163,449	33,512
Purchase of available-for-sale securities	(106,995)	(174,320)
Purchases of securities held-to-maturity	(3)	—
Loan originations and principal collections, net	(168,648)	(63,247)
Investment in money market	2,489	7,786
Liquidation (purchase) of restricted stock	934	1,452
Sale and purchase of premises and equipment, net	(1,911)	229
Proceeds from sale of other real estate owned and repossessed assets, net	9,986	13,815

Net cash (used) in investing activities	(81,727)	(104,171)

WESTERN ALLIANCE BANCORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(continued)

	Three Months Ended March 31,
	2012	2011
	(in thousands)
Cash flows from financing activities:
Net increase in deposits	240,542	159,023
Net increase/ (decrease) in borrowings	(169,274)	53,995
Exercise of stock options	552	312
Cash dividends paid on preferred stock	(1,763)	(1,750)

Net cash provided by financing activities	70,057	211,580

Net increase in cash and cash equivalents	24,758	146,592
Cash and cash equivalents at beginning of year	154,995	216,746

Cash and cash equivalents at end of period	$179,753	$363,338

Supplemental disclosure:
Cash paid during the period for:
Interest	$9,526	$13,018
Income taxes	1,040	—
Non-cash investing and financing activity:
Transfers to other assets acquired through foreclosure, net	4,914	11,175

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

WAB has one wholly-owned subsidiary, WAB Investments, Inc., which holds certain securities, and TPB has one wholly-owned subsidiary, TPB Investments, Inc., which holds certain securities.

The Company does not have any other entities that should be considered for consolidation. All significant intercompany balances and transactions have been eliminated in consolidation.

Reclassifications

Certain amounts in the consolidated financial statements as of December 31, 2011 and for the three months ended March 31, 2011 have been reclassified to conform to the current presentation. The reclassifications have no effect on net income or stockholders’ equity as previously reported.

Interim financial information

The accompanying unaudited consolidated financial statements as of March 31, 2012 and 2011 have been prepared in condensed format, and therefore do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These statements have been prepared on a basis that is substantially consistent with the accounting principles applied to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2011.

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

Although realization is not assured, the Company believes that the realization of the recognized net deferred tax asset of $55.3 million at March 31, 2012 is more likely than not based on expectations as to future taxable income and based on available tax planning strategies as defined in FASB ASC 740, Income Taxes (“ASC 740”) that could be implemented if necessary to prevent a carryforward from expiring.

The most significant source of these timing differences are the credit loss reserve and net operating loss carryforwards, which account for substantially all of the net deferred tax asset.

As a result of the losses incurred in 2009 and 2010, the Company is in a three-year cumulative pretax loss position at March 31, 2012. A cumulative loss position is considered significant negative evidence in assessing the realizability of a deferred tax asset. The Company has concluded that there is sufficient positive evidence to overcome this negative evidence. This positive evidence includes recent positive financial performance in 2011 and the first quarter of 2012, and Company forecasts, exclusive of tax planning strategies, that show full utilization of the net operating losses by the end of 2013 based on current projections. In addition, the Company has evaluated tax planning strategies, including potential sales of businesses and assets in which it could realize the excess of appreciated value over the tax basis of its assets. The amount of deferred tax assets considered realizable, however, could be significantly reduced in the near term if estimates of future taxable income during the carryforward period are significantly lower than forecasted due to deterioration in market conditions.

Based on the above discussion, it is more likely than not that the Company will fully utilize deferred federal and state tax assets pertaining to the existing net operating loss carryforwards and any net operating loss (NOL) that would be created by the reversal of the future net deductions that have not yet been taken on a tax return.

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

Management uses its best judgment in estimating the fair value of the Company’s financial instruments; however, there are inherent limitations in any estimation technique. Therefore, for substantially all financial instruments, the fair value estimates presented herein are not necessarily indicative of the amounts the Company could have realized in a sales transaction at March 31, 2012 or December 31, 2011. The estimated fair value amounts for March 31, 2012 and December 31, 2011 have been measured as of period-end, and have not been reevaluated or updated for purposes of these consolidated financial statements subsequent to those dates. As such, the estimated fair values of these financial instruments subsequent to the reporting date may be different than the amounts reported at the period-end.

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

Junior subordinated debt

Junior subordinated debt and subordinated debt are valued by comparing interest rates and spreads to benchmark indices offered to institutions with similar credit profiles to our own and discounting the contractual cash flows on our debt using these market rates. The junior subordinated debt has been categorized as Level 3 in the fair value hierarchy.

Off-balance sheet instruments

Fair values for the Company’s off-balance sheet instruments (lending commitments and standby letters of credit) are based on quoted fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing.

Recent Accounting Pronouncements

In April 2011, the FASB issued guidance within the ASU 2011-03 “Reconsideration of Effective Control for Repurchase Agreements.” The amendments in ASU 2011-03 remove from the assessment of effective control (1) the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms, even in the event of default by the transferee, and (2) the collateral maintenance implementation guidance related to that criterion. The adoption of this guidance did not have a material impact on the Company’s consolidated statement of income, its consolidated balance sheet, or its consolidated statement of cash flows.

In May 2011, the FASB issued guidance within the ASU 2011-04 “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” The amendments in ASU 2011-04 generally represent clarifications of Topic 820, Fair Value Measurement but also include some instances where a particular principle or requirement for measuring fair value or disclosing information about fair value measurements has changed. This update results in common principles and requirements for measuring fair value and for disclosing information about fair value measurements in accordance with U.S. GAAP and International Financial Reporting Standards (“IFRS”). The adoption of this guidance did not have a material impact on the Company’s consolidated statement of income, its consolidated balance sheet, or its consolidated statement of cash flows. See note 9 “Fair Value Accounting” for the enhanced disclosures required by ASU 2011-04.

In June 2011, the FASB issued guidance within the ASU 2011-05 “Presentation of Comprehensive Income.” The amendments in ASU 2011-05 to Topic 220, Comprehensive Income, allow an entity the option to present the total comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. This update eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. The amendments do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. The adoption of this guidance did not have a material impact on the Company’s consolidated statement of income, its consolidated balance sheet, or its consolidated statement of cash flows.

2. DISCONTINUED OPERATIONS AND ASSETS HELD FOR SALE

In the first quarter of 2010, the Company decided to discontinue its affinity credit card platform, PartnersFirst, and has presented certain activities as discontinued operations. The Company transferred certain assets with balances at March 31, 2012 of $0.1 million to held-for-sale and reported a portion of its operations as discontinued. At March 31, 2012 and December 31, 2011, the Company had $35.1 million and $38.9 million, respectively, of outstanding credit card loans which will have continuing cash flows related to the collection of these loans. These credit card loans are included in loans held for investment as of March 31, 2012 and December 31, 2011

The following table summarizes the operating results of the discontinued operations for the periods indicated:

	Three Months Ended
	March 31,
	2012	2011
	(in thousands)
Affinity card revenue	$295	$371
Non-interest expenses	(678)	(1,335)

Loss before income taxes	(383)	(964)
Income tax benefit	(161)	(405)

Net loss	$(222)	$(559)

3. EARNINGS PER SHARE

Diluted earnings per share is based on the weighted average outstanding common shares during each period, including common stock equivalents. Basic earnings per share is based on the weighted average outstanding common shares during the period.

Basic and diluted earnings per share, based on the weighted average outstanding shares, are summarized as follows:

	Three Months Ended
	March 31,
	2012	2011
	(in thousands, except per share amounts)
Weighted average shares—Basic	81,359	80,794
Dilutive effect of options	868	219

Weighted average shares—Diluted	82,227	81,013

Net income available to common stockholders	$9,537	$2,650
Earnings per share—Basic	0.12	0.03
Earnings per share—Diluted	0.12	0.03

The Company had 1,151,230 and 2,092,932 stock options outstanding as of March 31, 2012 and December 31, 2011, respectively, that were not included in the computation of diluted earnings per common share because their effect would be anti-dilutive.

4. INVESTMENT SECURITIES

Carrying amounts and fair values of investment securities at the end of the period indicated are summarized as follows:

	March 31, 2012
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value
Securities held-to-maturity		(in thousands)
Collateralized debt obligations	$50	$970	$—	$1,020
Corporate bonds	102,784	325	(4,673)	98,436
Municipal obligations (1)	181,240	2,849	(77)	184,012
CRA investments	1,503	—	—	1,503

	$285,577	$4,144	$(4,750)	$284,971

		OTTI
		Recognized
		in Other	Gross	Gross
	Amortized	Comprehensive	Unrealized	Unrealized	Fair
	Cost	Loss	Gains	(Losses)	Value
Securities available-for-sale	(in thousands)
U.S. Government-sponsored agency securities	$40,046	$—	$65	$(144)	$39,967
Municipal obligations (1)	26,580	—	160	(66)	26,674
Adjustable-rate preferred stock	60,336	—	1,894	(1,512)	60,718
Mutual funds (2)	28,978	—	476	—	29,454
Corporate securities	5,000	—	—	(100)	4,900
Direct U.S. obligations and GSE residential mortgage-backed securities (3)	878,717	—	10,196	(472)	888,441
Private label residential mortgage-backed securities	24,840	(1,811)	1,815	(1,126)	23,718
Private label commercial mortgage-backed securities	5,438	—	86	—	5,524
Trust preferred securities	32,005	—	—	(8,380)	23,625
CRA investments	22,952	—	664	—	23,616

	$1,124,892	$(1,811)	$15,356	$(11,800)	$1,126,637

Securities measured at fair value
Direct U.S. obligations and GSE residential mortgage-backed securities (3)					$6,174

(1)	These consist of revenue obligations.
(2)	These are investment grade corporate bonds.
(3)	These are primarily agency collateralized mortgage obligations.

	December 31, 2011
	(in thousands)
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value
Securities held-to-maturity		(in thousands)
Collateralized debt obligations	$50	$972	$—	$1,022
Corporate bonds	102,785	171	(2,029)	100,927
Municipal obligations (1)	181,923	4,695	(32)	186,586
CRA investments	1,500	—	—	1,500

	$286,258	$5,838	$(2,061)	$290,035

		OTTI
		Recognized
		in Other	Gross	Gross
	Amortized	Comprehensive	Unrealized	Unrealized	Fair
	Cost	Loss	Gains	(Losses)	Value
Securities available-for-sale	(in thousands)
U.S. Government-sponsored agency securities	$155,898	$—	$368	$(55)	$156,211
Municipal obligations (1)	5,555	—	47	(16)	5,586
Adjustable-rate preferred stock	59,661	—	1,157	(6,142)	54,676
Mutual funds (2)	28,978	—	65	(179)	28,864
Corporate securities	5,000	—	—	(425)	4,575
Direct U.S. obligations and GSE residential mortgage-backed securities (3)	855,828	—	9,095	(339)	864,584
Private label residential mortgage-backed securities	26,953	(1,811)	1,815	(1,173)	25,784
Private label commercial mortgage-backed securities	5,461	—	—	(30)	5,431
Trust preferred securities	32,016	—	—	(10,857)	21,159
CRA investments	22,835	—	680	—	23,515

	$1,198,185	$(1,811)	$13,227	$(19,216)	$1,190,385

Securities measured at fair value
Direct U.S. obligations and GSE residential mortgage-backed securities (3)					$6,515

(1)	These consist of revenue obligations.
(2)	These are investment grade corporate bonds.
(3)	These are primarily agency collateralized mortgage obligations.

For additional information on the fair value changes of the securities measured at fair value, see the trading securities table in Note 9 “Fair Value Accounting”.

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

For debt securities and for adjustable-rate preferred stock (“ARPS”) that are treated as debt securities for the purpose of OTTI analysis, the Company also considers the cause of the price decline (general level of interest rates and industry-and issuer-specific factors), the issuer’s financial condition, near-term prospects and current ability to make future payments in a timely manner, the issuer’s ability to service debt, and any change in agencies’ ratings at evaluation date from acquisition date and any likely imminent action. For ARPS with a fair value below cost that is not attributable to the credit deterioration of the issuer, such as a decline in cash flows from the security or a downgrade in the security’s rating below investment grade, the Company does not recognize an OTTI charge where it is able to assert that it has the intent and ability to retain its investment for a period of time sufficient to allow for any anticipated recovery in fair value.

Gross unrealized losses at March 31, 2012 are primarily caused by interest rate fluctuations, credit spread widening and reduced liquidity in applicable markets. The Company has reviewed securities on which there is an unrealized loss in accordance with its accounting policy for OTTI described above and determined there were no securities impairment charges for the three months ended March 31, 2012 or 2011.

The Company does not consider any other securities to be other-than-temporarily impaired as of March 31, 2012 and December 31, 2011. OTTI is reassessed quarterly. No assurance can be made that additional OTTI will not occur in future periods.

Information pertaining to securities with gross unrealized losses at March 31, 2012 and December 31, 2011, aggregated by investment category and length of time that individual securities have been in a continuous loss position follows:

	March 31, 2012
	Less Than Twelve Months		Over Twelve Months
	Gross		Gross
	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value
Securities held-to-maturity	(in thousands)
Corporate bonds	$4,673	$90,288	$—	$—
Municipal obligations	77	10,649	—	—

	$4,750	$100,937	$—	$—

	March 31, 2012
	Less Than Twelve Months		Over Twelve Months
	Gross		Gross
	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value
Securities available-for-sale	(in thousands)
U.S. Government-sponsored agency securities	$144	$19,856	$—	$—
Adjustable-rate preferred stock	1,512	22,861	—	—
Mutual funds	—	—	—	—
Corporate securities	100	4,900	—	—
Direct U.S obligations and GSE residential mortgage-backed securities	320	70,794	152	8,189
Municipal obligations	66	10,752	—	—
Private label residential mortgage-backed securities	478	18,069	648	4,949
Private label commercial mortgage-backed securities	—	—	—	—
Trust preferred securities	—	—	8,380	23,625

	$2,620	$147,232	$9,180	$36,763

	December 31, 2011
	Less Than Twelve Months		Over Twelve Months
	Gross		Gross
	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value
Securities held-to-maturity	(in thousands)
Corporate bonds	$2,029	$77,931	$—	$—
Municipal obligations	32	7,774	—	—

	$2,061	$85,705	$—	$—

	December 31, 2011
	Less Than Twelve Months		Over Twelve Months
	Gross		Gross
	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value
Securities available-for-sale	(in thousands)
U.S. Government-sponsored agency securities	$55	$9,944	$—	$—
Adjustable-rate preferred stock	6,142	26,335	—	—
Mutual funds	179	15,879	—	—
Corporate securities	425	4,575	—	—
Direct U.S obligations and GSE residential mortgage-backed securities	222	54,668	117	15,239
Municipal obligations	16	2,640	—	—
Private label residential mortgage-backed securities	465	20,045	708	5,034
Private label commercial mortgage-backed securities	30	5,431	—	—
Trust preferred securities	—	—	10,857	21,159

	$7,534	$139,517	$11,682	$41,432

At March 31, 2012 and December 31, 2011, the Company’s unrealized losses relate primarily to interest rate fluctuations, credit spreads widening and reduced liquidity in applicable markets. The total number of securities in an unrealized loss position at March 31, 2012 was 98 compared to 106 at December 31, 2011. In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and industry analysis reports. Since material downgrades have not occurred and management does not intend to sell the debt securities for the foreseeable future, none of the securities described in the above table or in this paragraph were deemed to be other than temporarily impaired.

At March 31, 2012, the net unrealized loss on trust preferred securities classified as AFS was $8.4 million, compared with $10.9 million at December 31, 2011. The Company actively monitors its debt and other structured securities portfolios classified as AFS for declines in fair value.

The amortized cost and fair value of securities as of March 31, 2012 and December 31, 2011, by contractual maturities, are shown below. The actual maturities of the mortgage-backed securities may differ from their contractual maturities because the loans underlying the securities may be repaid without any penalties due to borrowers that have the right to call or prepay obligations with or without call or prepayment penalties. Therefore, these securities are listed separately in the maturity summary.

	March 31, 2012		December 31, 2011
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value
	(in thousands)
Securities held-to-maturity
Due in one year or less	$1,503	$1,503	$1,500	$1,500
After one year through five years	8,392	8,402	8,389	8,093
After five years through ten years	114,632	110,593	114,748	114,098
After ten years	161,050	164,473	161,621	166,344

	$285,577	$284,971	$286,258	$290,035

Securities available-for-sale
Due in one year or less	$56,764	$57,983	$52,815	$53,399
After one year through five years	6,767	6,898	20,445	20,635
After five years through ten years	44,568	45,134	134,935	135,420
After ten years	138,076	128,181	134,162	116,347
Mortgage backed securities	878,717	888,441	855,828	864,584

	$1,124,892	$1,126,637	$1,198,185	$1,190,385

The following table summarizes the Company’s investment ratings position as of March 31, 2012:

	As of March 31, 2012
		Split-rated
	AAA	AAA/AA+	AA+ to AA-	A+ to A-	BBB+ to BBB-	BB+ and below	Totals
	(in thousands)
Municipal obligations	$8,235	$—	$117,272	$74,494	$7,639	$274	$207,914
Direct U.S. obligations & GSE residential mortgage-backed securities	—	894,615	—	—	—	—	894,615
Private label residential mortgage-backed securities	12,157	—	3,830	5,880	—	1,851	23,718
Private label commercial mortgage-backed securities	5,524	—	—	—	—	—	5,524
Mutual funds (3)	—	—	—	—	29,454	—	29,454
U.S. Government-sponsored agency securities	—	39,967	—	—	—	—	39,967
Adjustable-rate preferred stock	—	—	—	—	51,327	8,375	59,702
Trust preferred securities	—	—	—	—	23,625	—	23,625
Collateralized debt obligations	—	—	—	—	—	50	50
Corporate bonds	—	—	7,822	84,862	15,000	—	107,684

Total (1) (2)	$25,916	$934,582	$128,924	$165,236	$127,045	$10,550	$1,392,253

(1)	The Company used the average credit rating of the combination of S&P, Moody’s and Fitch in the above table where ratings differed.
(2)	Securities values are shown at carrying value as of March 31, 2012. Unrated securities consist of CRA investments with a carrying value of $23.6 million, one ARPS with a carrying value of $1.0 million and an other investment of $1.5 million.
(3)	At least 80% of mutual funds are investment grade corporate bonds.

The following table summarizes the Company’s investment ratings position as of December 31, 2011.

	As of March 31, 2011
		Split-rated
	AAA	AAA/AA+	AA+ to AA-	A+ to A-	BBB+ to BBB-	BB+ and below	Totals
	(in thousands)
Municipal obligations	$8,273	$—	$109,159	$60,949	$8,855	$273	$187,509
Direct U.S. obligations & GSE residential mortgage-backed securities	—	871,099	—	—	—	—	871,099
Private label residential mortgage-backed securities	13,349	—	4,104	6,438	—	1,893	25,784
Private label commercial mortgage-backed securities	5,431	—	—	—	—	—	5,431
Mutual funds (3)	—	—	—	—	28,864	—	28,864
U.S. Government-sponsored agency securities	—	156,211	—	—	—	—	156,211
Adjustable-rate preferred stock	—	—	—	—	46,530	7,126	53,656
Trust preferred securities	—	—	—	—	21,159	—	21,159
Collateralized debt obligations	—	—	—	—	—	50	50
Corporate bonds	2,695	—	15,130	64,535	15,000	—	97,360

Total (1) (2)	$29,748	$1,027,310	$128,393	$131,922	$120,408	$9,342	$1,447,123

(1)	The Company used the average credit rating of the combination of S&P, Moody’s and Fitch in the above table where ratings differed.
(2)	Securities values are shown at carrying value as of December 31, 2011. Unrated securities consist of CRA investments with a carrying value of $23.5 million, an HTM Corporate security with a carrying value of $10.0 million, one ARPS with a carrying value of $1.0 million and an other investment of $1.5 million.
(3)	At least 80% of mutual funds are investment grade corporate bonds.

Securities with carrying amounts of approximately $642.1 million and $675.0 million at March 31, 2012 and December 31, 2011, respectively, were pledged for various purposes as required or permitted by law.

For the three months ended March 31, 2012, the Company recorded gross gains and losses on sales of investment securities of $0.6 million and $0.2 million respectively, compared to gross gains and losses on sales of securities for the three months ended March 31, 2011 of $1.4 million and $1,000, respectively.

5. LOANS, LEASES AND ALLOWANCE FOR CREDIT LOSSES

The composition of the Company’s loans held for investment portfolio is as follows:

	March 31,	December 31,
	2012	2011
	(in thousands)
Commercial real estate—owner occupied	$1,289,968	$1,252,182
Commercial real estate—non-owner occupied	1,365,680	1,301,172
Commercial and industrial	1,137,430	1,120,107
Residential real estate	434,465	443,020
Construction and land development	347,660	381,676
Commercial leases	299,034	216,475
Consumer	58,718	72,504
Deferred fees and unearned income, net	(6,732)	(7,067)

	4,926,223	4,780,069
Allowance for credit losses	(98,122)	(99,170)

Total	$4,828,101	$4,680,899

The following table presents the contractual aging of the recorded investment in past due loans by class of loans excluding deferred fees:

	March 31, 2012
		30-59 Days	60-89 Days	Over 90 days	Total
	Current	Past Due	Past Due	Past Due	Past Due	Total
	(in thousands)
Commercial real estate
Owner occupied	$1,275,038	$1,281	$736	$12,913	$14,930	$1,289,968
Non-owner occupied	1,215,370	3,540	—	3,341	6,881	1,222,251
Multi-family	142,953	193	—	283	476	143,429
Commercial and industrial
Commercial	1,130,842	2,749	3,178	661	6,588	1,137,430
Leases	298,536	498	—	—	498	299,034
Construction and land development
Construction	181,354	—	—	—	—	181,354
Land	152,997	4,668	378	8,263	13,309	166,306
Residential real estate	415,426	4,875	224	13,940	19,039	434,465
Consumer	56,959	716	428	615	1,759	58,718

Total loans	$4,869,475	$18,520	$4,944	$40,016	$63,480	$4,932,955

	December 31, 2011
		30-59 Days	60-89 Days	Over 90 days	Total
	Current	Past Due	Past Due	Past Due	Past Due	Total
	(in thousands)
Commercial real estate
Owner occupied	$1,235,707	$3,150	$2,488	$10,837	$16,475	$1,252,182
Non-owner occupied	1,168,616	—	2,365	5,051	7,416	1,176,032
Multi-family	124,855	—	—	285	285	125,140
Commercial and industrial
Commercial	1,114,881	683	1,146	3,397	5,226	1,120,107
Leases	216,475	—	—	—	—	216,475
Construction and land development
Construction	210,843	—	—	3,434	3,434	214,277
Land	151,618	6,217	375	9,189	15,781	167,399
Residential real estate	424,086	2,349	4,030	12,555	18,934	443,020
Consumer	70,759	376	602	767	1,745	72,504

Total loans	$4,717,840	$12,775	$11,006	$45,515	$69,296	$4,787,136

The following table presents the recorded investment in nonaccrual loans and loans past due ninety days or more and still accruing interest by class of loans:

	March 31, 2012		December 31, 2011
		Loans past		Loans past
		due 90 days		due 90 days
		or more and		or more and
	Non-accrual	still accruing	Non-accrual	still accruing
		(in thousands)
Commercial real estate
Owner occupied	$30,005	$—	$21,153	$439
Non-owner occupied	14,582	—	16,250	—
Multi-family	1,216	—	616	—
Commercial and industrial
Commercial	15,998	131	6,818	523
Leases	612	—	592	—
Construction and land development
Construction	9,250	—	14,446	—
Land	13,783	170	14,367	860
Residential real estate	17,377	95	15,747	—
Consumer	663	615	403	767

Total	$103,486	$1,011	$90,392	$2,589

The reduction in interest income associated with loans on nonaccrual status was approximately $1.3 million and $0.8 million for the three months ended March 31, 2012 and 2011, respectively.

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

	March 31, 2012
	Pass	Watch	Substandard	Doubtful	Loss	Total
	(in thousands)
Commercial real estate
Owner occupied	$1,171,549	$63,494	$54,925	$—	$—	$1,289,968
Non-owner occupied	1,155,969	26,410	39,872	—	—	1,222,251
Multi-family	142,213	—	1,216	—	—	143,429
Commercial and industrial
Commercial	1,084,717	23,714	28,999	—	—	1,137,430
Leases	298,236	186	612	—	—	299,034
Construction and land development
Construction	171,902	202	9,250	—	—	181,354
Land	123,393	7,411	35,502	—	—	166,306
Residential real estate	395,672	10,359	28,434	—	—	434,465
Consumer	55,954	1,053	1,711	—	—	58,718

Total	$4,599,605	$132,829	$200,521	$—	$—	$4,932,955

	March 31, 2012
	Pass	Watch	Substandard	Doubtful	Loss	Total
	(in thousands)
Current	$4,593,661	$129,856	$145,958	$—	$—	$4,869,475
Past due 30—59 days	5,487	1,788	11,245	—	—	18,520
Past due 60—89 days	323	1,054	3,567	—	—	4,944
Past due 90 days or more	134	131	39,751	—	—	40,016

Total	$4,599,605	$132,829	$200,521	$—	$—	$4,932,955

	December 31, 2011
	Pass	Watch	Substandard	Doubtful	Loss	Total
	(in thousands)
Commercial real estate
Owner occupied	$1,139,776	$67,220	$45,186	$—	$—	$1,252,182
Non-owner occupied	1,103,593	33,470	38,969	—	—	1,176,032
Multi-family	123,917	414	809	—	—	125,140
Commercial and industrial
Commercial	1,067,602	20,657	31,648	200	—	1,120,107
Leases	215,778	105	592	—	—	216,475
Construction and land development
Construction	193,248	3,087	17,942	—	—	214,277
Land	120,858	8,551	37,990	—	—	167,399
Residential real estate	405,398	12,637	24,985	—	—	443,020
Consumer	68,546	971	2,987	—	—	72,504

Total	$4,438,716	$147,112	$201,108	$200	$—	$4,787,136

	December 31, 2011
	Pass	Watch	Substandard	Doubtful	Loss	Total
	(in thousands)
Current	$4,429,291	$143,908	$144,641	$—	$—	$4,717,840
Past due 30—59 days	6,475	661	5,639	—	—	12,775
Past due 60—89 days	2,950	2,104	5,952	—	—	11,006
Past due 90 days or more	—	439	44,876	200	—	45,515

Total	$4,438,716	$147,112	$201,108	$200	$—	$4,787,136

The table below reflects recorded investment in loans classified as impaired:

	March 31,	December 31,
	2012	2011
	(in thousands)
Impaired loans with a specific valuation allowance under ASC 310	$46,827	$28,631
Impaired loans without a specific valuation allowance under ASC 310	166,011	180,860

Total impaired loans	$212,838	$209,491

Valuation allowance related to impaired loans	$(17,404)	$(10,377)

Net impaired loans were $212.8 million at March 31, 2012, a net increase of $3.3 million from December 31, 2011. This increase is primarily attributable to an increase in commercial real estate, commercial and industrial, and residential real estate impaired loans, which were $90.7 million, $25.7 million and $28.8 million, respectively, at December 31, 2011 compared to $102.0 million, $30.4 million and $31.0 million, respectively, at March 31, 2012, an increase of $11.3 million, $4.7 million and $2.2 million, respectively. Impaired construction and land development and impaired consumer loans decreased from $61.9 million and $2.3 million, respectively, at December 31, 2011, to $48.2 million and $1.2 million, respectively, at March 31, 2012.

The following table presents the impaired loans by class:

	March 31,	December 31,
	2012	2011
	(in thousands)
Commercial real estate
Owner occupied	$56,126	$46,780
Non-owner occupied	44,684	43,123
Multi-family	1,216	809
Commercial and industrial
Commercial	29,826	25,138
Leases	611	592
Construction and land development
Construction	9,250	20,827
Land	38,928	41,084
Residential real estate	30,986	28,850
Consumer	1,211	2,288

Total	$212,838	$209,491

A valuation allowance is established for an impaired loan when the fair value of the loan is less than the recorded investment. In certain cases, portions of impaired loans have been charged-off to realizable value instead of establishing a valuation allowance and are included, when applicable, in the table above as “Impaired loans without specific valuation allowance under ASC 310.” The valuation allowance disclosed above is included in the allowance for credit losses reported in the consolidated balance sheets as of March 31, 2012 and December 31, 2011.

The following table presents average investment in impaired loans by loan class:

	Three Months Ended
	March 31,
	2012	2011
	(in thousands)
Commercial real estate
Owner occupied	$48,385	$56,956
Non-owner occupied	45,490	58,215
Multi-family	943	2,972
Commercial and industrial
Commercial	26,957	9,933
Leases	595	3,704
Construction and land development
Construction	14,339	28,012
Land	39,293	24,317
Residential real estate	31,067	39,215
Consumer	1,929	629

Total	$208,998	$223,953

The following table presents interest income on impaired loans by class:

	Three Months Ended
	March 31,
	2012	2011
	(in thousands)
Commercial real estate
Owner occupied	$414	$351
Non-owner occupied	459	576
Multi-family	—	4
Commercial and industrial
Commercial	255	58
Leases	—	—
Construction and land development
Construction	—	135
Land	352	236
Residential real estate	58	56
Consumer	11	4

Total	$1,549	$1,420

The Company is not committed to lend significant additional funds on these impaired loans.

The following table summarizes nonperforming assets:

	March 31,	December 31,
	2012	2011
	(in thousands)
Nonaccrual loans	$103,486	$90,392
Loans past due 90 days or more on accrual status	1,011	2,589
Troubled debt restructured loans	104,009	112,483

Total nonperforming loans	208,506	205,464
Foreclosed collateral	81,445	89,104

Total nonperforming assets	$289,951	$294,568

Allowance for Credit Losses

The following table summarizes the changes in the allowance for credit losses by portfolio type:

	For the Three Months Ended March 31,
	Construction and	Commercial	Residential	Commercial
	Land Development	Real Estate	Real Estate	and Industrial	Consumer	Total
	(in thousands)
2012
Beginning Balance	$14,195	$35,031	$19,134	$25,535	$5,275	$99,170
Charge-offs	5,087	4,912	1,420	3,654	2,002	17,075
Recoveries	86	1,703	338	777	42	2,946
Provision	3,559	3,296	680	4,243	1,303	13,081

Ending balance	$12,753	$35,118	$18,732	$26,901	$4,618	$98,122

2011
Beginning Balance	$20,587	$33,043	$20,889	$30,782	$5,398	$110,699
Charge-offs	4,198	6,114	3,282	1,407	1,616	16,617
Recoveries	416	471	269	829	25	2,010
Provision	838	6,689	3,662	(2,603)	1,455	10,041

Ending balance	$17,643	$34,089	$21,538	$27,601	$5,262	$106,133

The following tables present loans individually evaluated for impairment by class of loans:

	March 31, 2012
	Unpaid			Allowance
	Principal	Recorded	Partial	for Credit
	Balance	Investment	Charge-offs	Losses Allocated
		(in thousands)
With no related allowance recorded:
Commercial real estate
Owner occupied	$55,003	$50,791	$4,212	$—
Non-owner occupied	45,303	40,535	4,768	—
Multi-family	—	—	—	—
Commercial and industrial
Commercial	18,929	17,701	1,228	—
Leases	612	612	—	—
Construction and land development
Construction	—	—	—	—
Land	37,523	32,760	4,763	—
Residential real estate	30,530	22,776	7,754	—
Consumer	876	836	40	—
With an allowance recorded:
Commercial real estate
Owner occupied	6,677	5,334	1,343	2,495
Non-owner occupied	4,204	4,149	55	2,154
Multi-family	1,249	1,216	33	535
Commercial and industrial
Commercial	12,140	12,125	15	5,149
Leases	—	—	—	—
Construction and land development
Construction	12,101	9,250	2,851	450
Land	6,449	6,168	281	2,645
Residential real estate	8,707	8,210	497	3,601
Consumer	750	375	375	375
With an allowance recorded:

Total	$241,053	$212,838	$28,215	$17,404

	December 31, 2011
	Unpaid			Allowance
	Principal	Recorded	Partial	for Credit
	Balance	Investment	Charge-offs	Losses Allocated
	(in thousands)
With no related allowance recorded:
Commercial real estate
Owner occupied	$47,792	$41,338	$6,454	$—
Non-owner occupied	41,500	36,806	4,694	—
Multi-family	213	194	19	—
Commercial and industrial
Commercial	24,769	22,804	1,965	—
Leases	592	592	—	—
Construction and land development
Construction	21,774	18,821	2,953	—
Land	39,177	34,067	5,110	—
Residential real estate	32,577	23,950	8,627	—
Consumer	2,328	2,288	40	—
With an allowance recorded:
Commercial real estate
Owner occupied	5,572	5,442	130	1,333
Non-owner occupied	7,865	6,316	1,549	1,276
Multi-family	630	616	14	218
Commercial and industrial
Commercial	2,516	2,334	182	1,863
Leases	—	—	—	—
Construction and land development
Construction	5,018	2,006	3,012	499
Land	7,298	7,017	281	3,002
Residential real estate	5,059	4,900	159	2,186
Consumer	—	—	—	—
With an allowance recorded:

Total	$244,680	$209,491	$35,189	$10,377

The following tables present the balance in the allowance for credit losses and the recorded investment in loans by portfolio segment and based on impairment method:

	March 31, 2012
	Commercial	Commercial
	Real Estate -	Real Estate -	Commercial	Residential	Construction
	Owner	Non-Owner	and	Real	and Land	Commercial
	Occupied	Occupied	Industrial	Estate	Development	Leases	Consumer	Total
	(in thousands)
Allowance for credit losses:
Ending balance attributable to loans individually evaluated for impairment	$2,495	$2,689	$5,149	$3,601	$3,095	$—	$375	$17,404
Collectively evaluated for impairment	15,591	14,343	19,618	15,131	9,658	2,134	4,243	80,718
Acquired with deteriorated credit quality	—	—	—	—	—	—	—	—

Total ending allowance	$18,086	$17,032	$24,767	$18,732	$12,753	$2,134	$4,618	$98,122

	December 31, 2011
	Commercial	Commercial
	Real Estate -	Real Estate -	Commercial	Residential	Construction
	Owner	Non-Owner	and	Real	and Land	Commercial
	Occupied	Occupied	Industrial	Estate	Development	Leases	Consumer	Total
	(in thousands)
Allowance for credit losses:
Ending balance attributable to loans individually evaluated for impairment	$1,333	$1,494	$1,863	$2,186	$3,501	$—	$—	$10,377
Collectively evaluated for impairment	16,434	15,770	21,605	16,948	10,694	2,067	5,275	88,793
Acquired with deteriorated credit quality	—	—	—	—	—	—	—	—

Total ending allowance	$17,767	$17,264	$23,468	$19,134	$14,195	$2,067	$5,275	$99,170

In the first quarter of 2012, the Company modified its allowance for credit losses calculation to exclude cash secured loans. Additional, for internally participated loans historical loss factors have been revised as follows. Previously, the loss factors utilized were based on those of the bank which held the participation. Under the revised methodology, loss characteristics of the originating bank are utilized by the participating bank for the first four quarters after origination during which time the loan becomes seasoned. The net effect of these changes compared to the calculation method used at December 31, 2011 was to decrease the provision and allowance for credit losses by approximately $2.6 million. The net effect by portfolio segment was to decrease provision for credit losses for the commercial real estate, commercial and industrial, consumer, and residential real estate loan portfolios by $1.5 million, $0.8 million, $0.2 million, and $41,000, respectively.

Troubled Debt Restructurings (TDR)

A troubled debt restructured loan is a loan on which the bank, for reasons related to a borrower’s financial difficulties, grants a concession to the borrower that the bank would not otherwise consider. The loan terms that have been modified or restructured due to a borrower’s financial situation include, but are not limited to, a reduction in the stated interest rate, an extension of the maturity or renewal of the loan at an interest rate below current market, a reduction in the face amount of the debt, a reduction in the accrued interest, extensions, deferrals, renewals and rewrites. The majority of the bank’s modifications are extensions in terms or deferral of payments which result in no lost principal or interest followed by reductions in interest rates or accrued interest. A troubled debt restructured loan is also considered impaired. Generally, a loan that is modified at an effective market rate of interest may no longer be disclosed as a troubled debt restructuring in years subsequent to the restructuring if it is not impaired based on the terms specified by the restructuring agreement.

The following table presents information on the financial effects of troubled debt restructured loans by class for the periods presented:

	Three Months Ended
	March 31, 2012
		Pre-Modification	Forgiven	Lost	Post-Modification	Waived Fees
	Number	Outstanding	Principal	Interest	Outstanding	and Other
	of Loans	Recorded Investment	Balance	Income (1)	Recorded Investment	Expenses
	(in thousands)
Commercial real estate
Owner occupied	6	$12,402	$—	$102	$12,300	$36
Non-owner occupied	3	9,809	430	127	9,252	5
Multi-family	—	—	—	—	—	—
Commercial and industrial
Commercial	9	2,096	—	26	2,070	21
Leases	—	—	—	—		—
Construction and land development
Construction	—	—	—	—	—	—
Land	2	517	—	55	462	5
Residential real estate	8	1,809	40	241	1,528	3
Consumer	2	68	—	—	68	—

Total	30	$26,701	$470	$551	$25,680	$70

(1)	Lost interest income is processed as a charge-off to loan principal in the Company’s financial statements.

	Three Months Ended
	March 31, 2011
			Forgiven	Lost
		Pre-Restructure	Principal	Interest	Post-Restructure	Waived	Other
	No. of Loans	Balance	Balance	Income (1)	Balance	Fees	Expenses
	(in thousands)
Commercial real estate
Owner occupied	7	$6,345	$—	$156	$6,189		$53
Non-owner occupied	3	8,735	1,000	96	7,639		174
Multi-family	—	—	—	—	—		—
Commercial and industrial
Commercial	3	960	—	—	960		22
Leases	—	—	—	—	—		—
Construction and land development
Construction	1	162	—	—	162		—
Land	2	774	—	—	774		2
Residential real estate	3	1,714	—	216	1,498		1
Consumer	—	—	—	—	—		—

Total	19	$18,690	$1,000	$468	$17,222	$—	$252

(1)	Lost interest income is processed as a charge-off to loan principal in the Company’s financial statements.

The following table presents TDR loans by class for which there was a payment default during the period:

	Three Months Ended
	March 31,
	2012		2011
	Number	Recorded	Number	Recorded
	of Loans	Investment	of Loans	Investment
	(in thousands)
Commercial real estate
Owner occupied	4	$5,257	1	$170
Non-owner occupied	2	3,393	—	—
Multi-family	1	193	—	—
Commercial and industrial
Commercial	1	3,950	—	—
Leases	—	—	—	—
Construction and land development
Construction	—	—	2	2,463
Land	2	976	—	—
Residential real estate	1	280	3	1,539
Consumer	1	375	—	—

Total	12	$14,424	6	$4,172

A TDR loan is deemed to have a payment default when it becomes past due 90 days, goes on nonaccrual, or is re-structured again.

At March 31, 2012 and December 31, 2011, loan commitments outstanding on TDR loans were $0.2 million.

Loan Purchases and Sales

In the first quarter of 2012, the Company had secondary market loan purchases of $73.3 million consisting of $57.9 million of leases and $15.4 million of commercial and industrial loans. In the first quarter of 2011, the Company purchased $30.0 million of commercial and industrial loans. In addition, the Company periodically acquires newly originated loans at closing through participations or loan syndications. The Company had no significant loan sales in the first quarter 2012 or 2011. The Company held no loans for sale at March 31, 2012 and December 31, 2011, respectively.

6. OTHER ASSETS ACQUIRED THROUGH FORECLOSURE

The following table presents the changes in other assets acquired through foreclosure:

	Three Months Ended
	March 31,
	2012	2011
	(in thousands)
Balance, beginning of period	$89,104	$107,655
Additions	5,340	11,175
Dispositions	(10,745)	(16,604)
Valuation adjustments in the period, net	(2,254)	(3,914)

Balance, end of period	$81,445	$98,312

At March 31, 2012 and 2011, the majority of the Company’s repossessed assets were properties located in Nevada.

7. INCOME TAXES

Deferred tax assets and liabilities are included in the financial statements at currently enacted income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes.

For the three months ended March 31, 2012, the net deferred tax assets decreased $6.4 million to $55.3 million. This decrease in the net deferred tax asset was primarily the result of the net operating income of the Company for the period and the resulting usage of the NOL and Capital Loss carryforwards. The reduction in the effective tax rate from the first quarter of, 2011 compared to the first quarter of 2012 is primarily due to an increase in tax exempt income from revenue from municipal obligations as well as a reduction in the deferred tax valuation allowance for capital loss carryforwards arising from transactions that generated capital gains.

At March 31, 2012, the $6.4 million deferred tax valuation (compared to $7.6 million at December 31, 2011) relates to net capital losses on ARPS securities sales.

The deferred tax asset related to federal and state net operating loss carryforwards outstanding at March 31, 2012, available to reduce tax liability in future years total $18.1 million (compared to $20.2 million at December 31, 2011). This is comprised of $14.3 million of tax benefits from federal net operating loss carry forwards that begin to expire in 2029, $2.0 million of tax benefits from California state net operating loss carry forwards that will begin to expire in 2029, and $1.8 million of tax benefits from Arizona state net operating loss carryforwards that will begin to expire in 2013. In Management’s opinion, it is more likely than not that the results of future operations will generate sufficient taxable income to realize the deferred taxes related to these net operating loss carryforwards.

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

The Company would recognize interest accrued related to unrecognized tax benefits in tax expense. The Company has not recognized or accrued any interest or penalties for the periods ended March 31, 2012 or 2011, respectively.

Management believes that the Company has appropriate support for the income tax positions taken and to be taken on its tax returns and that its accruals for tax liabilities are adequate for all open years based on an assessment of many factors, including past experience and interpretation of tax law applied to the facts of each matter.

The Internal Revenue Service's Examination Division issued a notice of proposed deficiency on January 10, 2011, proposing a taxable income adjustment of $136.7 million related to deductions taken on our 2008 tax return in connection with the partial worthlessness of collateralized debt obligations, or CDOs. The use of these deductions on the Company’s 2008 tax return resulted in a net operating loss carryback claim for a tax refund of approximately $40.0 million of federal taxes for the 2006 and 2007 taxable periods. The Company filed a protest of the proposed deficiency, which was referred to the Appeals Division of the Internal Revenue Service. The Appellate Conferee has conceded that the Company’s $136.7 million deduction was reasonable and has proposed no further adjustments. However, the case is not yet closed. Due to the size of the refund, the Appellate Conferee was required to submit and has submitted his formal written recommendation to the Joint Committee on Taxation and will close the case after receiving approval from that committee. The Company has not accrued a reserve for this potential exposure.

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

A summary of the contractual amounts for unfunded commitments and letters of credit are as follows:

	March 31,	December 31,
	2012	2011
	(in thousands)
Commitments to extend credit, including unsecured loan commitments of $180,196 at March 31, 2012 and $167,305 at December 31, 2011	$952,491	$863,120
Credit card commitments and financial guarantees	302,284	319,892
Standby letters of credit, including unsecured letters of credit of $2,707 at March 31, 2012 and $2,558 at December 31, 2011	30,158	34,768

	$1,284,933	$1,217,780

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

The Company has exposure to credit losses from unfunded commitments and letters of credit. As funds have not been disbursed on these commitments, they are not reported as loans outstanding. Credit losses related to these commitments are not included in the allowance for credit losses reported in Note 5, “Loans, Leases and Allowance for Credit Losses” of these Consolidated Financial Statements and are accounted for as a separate loss contingency as a liability. This loss contingency for unfunded loan commitments and letters of credit was $1.3 million and $1.1 million as of March 31, 2012 and December 31, 2011, respectively. Changes to this liability are adjusted through other non-interest expense.

Concentrations of Lending Activities

The Company’s lending activities are primarily driven by the customers served in the market areas where the Company has branch offices in the States of Nevada, California and Arizona. The Company monitors concentrations within five broad categories: geography, industry, product, call code, and collateral. The Company grants commercial, construction, real estate and consumer loans to customers through branch offices located in the Company’s primary markets. The Company’s business is concentrated in these areas and the loan portfolio includes significant credit exposure to the commercial real estate market of these areas. As of March 31, 2012 and December 31, 2011, commercial real estate related loans accounted for approximately 61% of total loans and approximately 2% of commercial real estate related loans are secured by undeveloped land. Substantially all of these loans are secured by first liens with an initial loan to value ratio of generally not more than 75%. Approximately 49% of these commercial real estate loans were owner occupied at March 31, 2012 and December 31, 2011. In addition, approximately 4% of total loans were unsecured as of March 31, 2012 and December 31, 2011.

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

Lease Commitments

The Company leases the majority of its office locations and many of these leases contain multiple renewal options and provisions for increased rents. Total rent expense of $1.5 million and $1.3 million was included in occupancy expenses for the three month periods ended March 31, 2012 and 2011, respectively.

9. FAIR VALUE ACCOUNTING

The fair value of an asset or liability is the price that would be received to sell that asset or paid to transfer that liability in an orderly transaction occurring in the principal market (or most advantageous market in the absence of a principal market) for such asset or liability. In estimating fair value, the Company utilizes valuation techniques that are consistent with the market approach, the income approach and/or the cost approach. Such valuation techniques are consistently applied. Inputs to valuation techniques include the assumptions that market participants would use in pricing an asset or liability. ASC 825 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurements) and the lowest priority to unobservable inputs (level 3 measurements). The three levels of the fair value hierarchy under ASC 825 are described below:

Level 1 – Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;

Level 2 – Inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. These might include quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, inputs other than quoted prices that are observable for the asset or liability (such as interest rates, prepayment speeds, volatilities, etc.) or model-based valuation techniques where all significant assumptions are observable, either directly or indirectly, in the market;

Level 3 – Valuation is generated from model-based techniques where all significant assumptions are not observable, either directly or indirectly, in the market. These unobservable assumptions reflect an entity’s own estimates of assumptions that market participants would use in pricing the asset or liability. Valuation techniques may include use of matrix pricing, discounted cash flow models and similar techniques.

In general, fair value is based upon quoted market prices, where available. If such quoted market prices are not available, fair value is based upon internally developed models that primarily use, as inputs, observable market-based parameters. Valuation adjustments may be made to ensure that financial instruments are recorded at fair value. These adjustments may include amounts to reflect counterparty credit quality and the Company’s creditworthiness, among other things, as well as unobservable parameters. Any such valuation adjustments are applied consistently over time. The Company’s valuation methodologies may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. While management believes the Company’s valuation methodologies are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date. Furthermore, the reported fair value amounts have not been comprehensively revalued since the presentation dates, and therefore, estimates of fair value after the balance sheet date may differ significantly from the amounts presented herein. A more detailed description of the valuation methodologies used for assets and liabilities measured at fair value is set forth below. Transfers between levels in the fair value hierarchy are recognized at the end of the reporting period.

Under ASC Topic 825, the Company elected the fair value option (“FVO”) treatment for the junior subordinated debt and certain investment securities. This election is generally irrevocable and unrealized gains and losses on these items must be reported in earnings at each reporting date. The Company continues to account for these items under the fair value option. Since adoption, there were no financial instruments purchased by the Company which met the ASC 825 fair value election criteria, and therefore, no additional instruments have been added under the fair value option election.

All securities for which the fair value measurement option had been elected are included in a separate line item on the balance sheet entitled “securities measured at fair value.”

For the three months ended March 31, 2012 and 2011, gains and losses from fair value changes included in the Consolidated Statement of Operations were as follows:

	Changes in Fair Values for Items Measured at Fair
	Value Pursuant to Election of the Fair Value Option
	Unrealized			Total
	Gain/(Loss) on		Interest	Changes
	Assets and		Expense on	Included in
	Liabilities	Interest	Junior	Current-
	Measured at	Income on	Subordinated	Period
Description	Fair Value, Net	Securities	Debt	Earnings
	(in thousands)
Three Months Ended March 31, 2012

Securities measured at fair value	$(43)	$4	$—	$(39)
Junior subordinated debt	(290)	—	325	(615)

	$(333)	$4	$325	$(654)

	Changes in Fair Values for Items Measured at Fair
	Value Pursuant to Election of the Fair Value Option
	Unrealized			Total
	Gain (Loss) on		Interest	Changes
	Assets and		Expense on	Included in
	Liabilities	Interest	Junior	Current-
	Measured at	Income on	Subordinated	Period
Description	Fair Value, Net	Securities	Debt	Earnings
	(in thousands)
Three Months Ended March 31, 2011

Securities measured at fair value	$(66)	$8	$—	$(58)
Junior subordinated debt	—	—	249	(249)

	$(66)	$8	$249	$(307)

	Three Months Ended March 31,
	2012	2011
	(in thousands)
Net gains and (losses) for the period on trading securities included in earnings	$(43)	$(66)
Less: net gains and (losses) recognized during the period on trading securities sold during the period	—	—

Change in unrealized gains or (losses) for the period included in earnings for trading securities held at the end of the reporting period	$(43)	$(66)

The difference between the aggregate fair value of junior subordinated debt ($37.3 million) and the aggregate unpaid principal balance thereof ($66.5 million) was $29.2 million at March 31, 2012.

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

Independent pricing service: Management independently evaluates all of the fair value measurements received from our third party pricing service through multiple review steps. First, management reviews what has transpired in the market-place with respect to interest rates, credit spreads, volatility, mortgage rates, etc., and makes an expectation on changes to the securities valuations from the previous quarter. Then management compares expected changes to the actual valuation changes provided to it by its pricing service. Next, management compares a robust sampling of safekeeping marks on securities with the marks provided by our third party pricing service and determines whether there are any notable differences. Then, management compares the prices on Level 1 priced securities to publically available prices to verify those prices are similar. Finally, management discusses the assumptions used for Level 2 priced securities with our pricing service. The pricing service provides management with observable market data including interest rate curves and mortgage prepayment speed grids, as well as, dealer quote sheets, new bond offering sheets, and historical trade documentation. Management reviews the assumptions and decides whether they are reasonable. Management may compare interest rates, credit spreads and prepayments speeds used as part of the assumptions to that which management believes are reasonable. Management may price securities using the provided assumptions to determine whether they can develop similar prices on like securities. Any discrepancies with management’s review and the prices provided by the vendor are discussed with the vendor and the Company’s external auditors. Management has formally challenged the prices on several securities, but generally has found the vendor prices are reasonable.

Annually the Company receives a SSAE 16 report from its independent pricing service attesting to the controls placed on the operations of the service from its auditor.

Interest rate swap: Interest rate swaps are reported at fair value utilizing Level 2 inputs. The Company obtains dealer quotations to value its interest rate swaps.

Junior subordinated debt: The Company estimates the fair value of its junior subordinated debt using a discounted cash flow model which incorporates the effect of the Company’s own credit risk in the fair value of the liabilities (Level 3). The Company’s cash flow assumptions were based on the contractual cash flows as the Company anticipates that it will pay the debt according to its contractual terms. The Company evaluated priced offerings on individual issuances of trust preferred securities and estimated the discount rate based, in part, on that information. The Company estimated the discount rate at 6.790%, which is a 632 basis point spread over 3 month LIBOR (0.470% as of March 31, 2012). As of March 31, 2011, the Company estimated the discount rate at 5.717%, which was a 541 basis point spread over 3 month LIBOR (0.303%).

The fair value of these assets and liabilities were determined using the following inputs at the periods presented:

	Fair Value Measurements at the End of the Reporting Period Using:
	Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs	Fair
March 31, 2012	(Level 1)	(Level 2)	(Level 3)	Value
	(in thousands)
Assets:
Securities measured at fair value
Direct U.S. obligations and GSE residential mortgage-backed securities	$—	$6,174	$—	$6,174

Securities available for sale
U.S. Government-sponsored agency securities	$—	$39,967	$—	$39,967
Municipal obligations	—	26,674	—	26,674
Direct U.S. obligations and GSE residential mortgage-backed securities	—	888,441	—	888,441
Mutual funds	29,454	—	—	29,454

Private label residential mortgage-backed securities	—	23,718	—	23,718

Private label commercial mortgage-backed securities	—	5,524		5,524

Adjustable-rate preferred stock	60,718	—	—	60,718
Trust preferred	23,625	—	—	23,625
Corporate debt securities	4,900	—	—	4,900
Other	23,616	—	—	23,616

	$142,313	$984,324	$—	$1,126,637

Interest rate swaps	$—	$881	$—	$881

				Fair
Liabilities:	(Level 1)	(Level 2)	(Level 3)	Value
Junior subordinated debt	$—	$—	$37,275	$37,275

Interest rate swaps	$—	$881	$—	$881

	Fair Value Measurements at the End of the Reporting Period Using
	Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs	Fair
December 31, 2011	(Level 1)	(Level 2)	(Level 3)	Value
	(in thousands)
Assets:
Securities measured at fair value
Direct U.S. obligations and GSE residential mortgage-backed securities	$—	$6,515	$—	$6,515

Securities available for sale
U.S. Government-sponsored agency securities	$—	$156,211	$—	$156,211
Municipal obligations	—	5,586	—	5,586
Direct U.S. obligations and GSE residential mortgage-backed securities	—	864,584	—	864,584
Mutual funds	28,864	—	—	28,864
Private label residential mortgage-backed securities	—	25,784	—	25,784
Private label commercial mortgage-backed securities	—	5,431		5,431
Adjustable-rate preferred stock	54,676	—	—	54,676
Trust preferred	1,323	19,836	—	21,159
Corporate debt securities	4,575	—	—	4,575
Other	23,515	—	—	23,515

	$112,953	$1,077,432	$—	$1,190,385

Interest rate swaps	$—	$1,729	$—	$1,729

				Fair
Liabilities:	(Level 1)	(Level 2)	(Level 3)	Value
Junior subordinated debt	$—	$—	$36,985	$36,985

Interest rate swaps	$—	$946	$—	$946

As of March 31, 2012, one trust preferred security with a net fair value of $22.2 million transferred from Level 2 to Level 1 due to the availability of active trade information. Per the Company’s policy, the transfer is deemed to have occurred at the end of the reporting period.

For the three months ended March 31, 2012, the change in Level 3 liabilities measured at fair value on a recurring basis was as follows:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)

(in thousands)

Junior
Subordinated
Debt
(in thousands)
Opening balance	$(36,985)
Transfers into Level 3	—
Transfers out of Level 3	—
Total gains or losses for the period
Included in earnings (or changes in net assets) (a)	(290)
Included in other comprehensive income	—
Purchases, sales, and settlements	—
Purchases	—
Sales	—
Settlements	—

Closing balance	$(37,275)

Change in unrealized gains (losses) for the period included in earnings (or changes in net assets) held at the end of the reporting period March 31, 2012.	$(290)

Change in unrealized gains (losses) for the period included in earnings (or changes in net assets) held at the end of the reporting period March 31, 2011.	$6,689

(a)	Total gains (losses) for the period are included in the non-interest income line, mark to market gains (losses), net.

For Level 3 liabilities measured at fair value on a recurring basis as of March 31, 2012, the significant unobservable inputs used in the fair value measurements were as follows:

	Fair Value at	Valuation	Significant
	March 31, 2012	Technique	Unobservable Inputs	Input Value
	(dollars in thousands)
Junior subordinated debt	$37,275	Discounted cash flow	Median market spreads on publicly issued trust preferreds with comparable credit risk	6.79%

The significant unobservable inputs used in the fair value measurement of the Company’s junior subordinated debt are the calculated or estimated credit spreads on comparable publicly traded company trust preferred issuances which were non-investment grade and non-rated. Significant increases (decreases) in these inputs could result in significantly higher (lower) fair value measurement.

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

	Fair Value Measurements at the End of the Reporting Period Using
		Quoted Prices
		in Active	Active
		Markets for	Markets for	Unobservable
		Identical Assets	Similar Assets	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
		(in thousands)
As of March 31, 2012:
Impaired loans with specific valuation allowance	$29,423	$—	$—	$29,423
Impaired loans without specific valuation allowance	60,892	—	—	60,892
Other assets acquired through foreclosure	81,445	—	—	81,445

	Fair Value Measurements at the End of the Reporting Period Using
		Quoted Prices
		in Active	Active
		Markets for	Markets for	Unobservable
		Identical Assets	Similar Assets	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
		(in thousands)
As of December 31, 2011:
Impaired loans with specific valuation allowance	$18,254	$—	$—	$18,254
Impaired loans without specific valuation allowance	71,001	—	—	71,001
Other assets acquired through foreclosure	89,104	—	—	89,104

Impaired loans: The specific reserves for collateral dependent impaired loans are based on the fair value of the collateral. The fair value of collateral is determined based on third-party appraisals. Appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Fair value is determined, where possible, using market prices derived from an appraisal or evaluation, which are considered to be Level 2. However, certain assumptions and unobservable inputs are often used by the appraiser, therefore, qualifying the assets as Level 3 in the fair value hierarchy. In some cases, adjustments are made to the appraised values due to various factors, including age of the appraisal (which are generally obtained every six months), age of comparables included in the appraisal, and known changes in the market and in the collateral. When significant adjustments are based on unobservable inputs, such as when a current appraised value is not available or management determines the fair value of the collateral is further impaired below appraised value and there is no observable market price, the resulting fair value measurement has been categorized as a Level 3 measurement. These Level 3 impaired loans had an aggregate carrying amount of $46.8 million and specific reserves in the allowance for loan losses of $17.4 million at March 31, 2012.

Other assets acquired through foreclosure: Other assets acquired through foreclosure consist of properties acquired as a result of, or in-lieu-of, foreclosure. Properties or other assets classified as other assets acquired through foreclosure and other repossessed property and are initially reported at the fair value determined by independent appraisals using appraised value, less cost to sell. Such properties are generally re-appraised every six months. There is risk for subsequent volatility. Costs relating to the development or improvement of the assets are capitalized and costs relating to holding the assets are charged to expense. The Company had $81.4 million of such assets at March 31, 2012. Fair value is determined, where possible, using market prices derived from an appraisal or evaluation, which are considered to be Level 2. However, certain assumptions and unobservable inputs are often used by the appraiser, therefore, qualifying the assets as Level 3 in the fair value hierarchy. When significant adjustments are based on unobservable inputs, such as when a current appraised value is not available or management determines the fair value of the collateral is further impaired below appraised value and there is no observable market price, the resulting fair value measurement has been categorized as a Level 3 measurement.

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

For the three months ended March 31, 2012 and 2011, the Company determined that no securities contained credit losses.

Debt Security Credit Losses

Recognized in Other Comprehensive Income/Earnings

For the Three Months Ended March 31, 2012

Private Label Mortgage- Backed Securities
(in thousands)
Beginning balance of impairment losses held in other comprehensive income	$(1,811)
Current period other-than temporary impairment credit recognized through earnings	—
Reductions for securities sold during the period	—
Additions or reductions in credit losses due to change of intent to sell	—
Reductions for increases in cash flows to be collected on impaired securities	—

Ending balance of net unrealized gains and (losses) held in other comprehensive income	$(1,811)

10. FAIR VALUE OF FINANCIAL INSTRUMENTS

The estimated fair value of the Company’s financial instruments is as follows:

	March 31, 2012		December 31, 2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
		(in thousands)
Financial assets:
Cash and due from banks	$108,555	$108,555	$116,866	$116,866
Money market investments	4,854	4,854	7,343	7,343
Investment securities—measured at fair value	6,174	6,174	6,515	6,515
Investment securities—available for sale	1,126,637	1,126,637	1,190,385	1,190,385
Investment securities—held to maturity	285,577	284,971	286,258	290,035

Derivatives	881	881	1,729	1,729
Restricted stock	32,586	32,586	33,520	33,520
Loans, net	4,828,101	4,543,224	4,680,899	4,420,006
Accrued interest receivable	21,235	21,235	22,746	22,746

Financial liabilities:
Deposits	5,899,054	5,900,514	5,658,512	5,660,518
Accrued interest payable	2,561	2,561	4,707	4,707
Customer repurchases	114,352	114,352	123,626	123,626
FHLB advances	120,000	120,000	280,000	280,000
Other borrowed funds	73,416	79,875	73,321	78,375
Junior subordinated debt	37,275	37,275	36,985	36,985
Derivatives	881	881	946	946

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

Interest rate risk exposure is measured using interest rate sensitivity analysis to determine our change in net portfolio value and net interest income resulting from hypothetical changes in interest rates. If potential changes to net portfolio value and net interest income resulting from hypothetical interest rate changes are not within the limits established by the Board of Directors, the Board of Directors may direct management to adjust the asset and liability mix to bring interest rate risk within board-approved limits. As of March 31, 2012, the Company’s interest rate risk profile was within Board-approved limits.

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

Fair value of commitments

The estimated fair value of standby letters of credit outstanding at March 31, 2012 and December 31, 2011 was insignificant. Loan commitments on which the committed interest rate is less than the current market rate were also insignificant at March 31, 2012 and December 31, 2011.

11. SEGMENTS

The Company provides a full range of banking and investment advisory services through its consolidated subsidiaries. Applicable guidance provides that the identification of reportable segments be on the basis of discreet business units and their financial information to the extent such units are reviewed by the entity’s chief decision maker.

At March 31, 2012, the Company consists of the following segments: “Bank of Nevada”, “Western Alliance Bank”, “Torrey Pines Bank” and “Other” (Western Alliance Bancorporation holding company, Western Alliance Equipment Finance, Shine Investment Advisory Services, Inc., and the discontinued operations.

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

The following is a summary of selected operating segment information as of and for the three month periods ended March 31, 2012 and 2011:

Western Alliance Bancorporation and Subsidiaries

Operating Segment Results

Unaudited

	Bank of Nevada	Western Alliance Bank	Torrey Pines Bank*	Other	Inter- segment elimi- nations	Consoli- dated Company
	(dollars in millions)
At March 31, 2012
Assets	$2,890.9	$2,271.1	$1,785.1	$779.3	$(801.1)	$6,925.3
Gross loans and deferred fees, net	1,925.7	1,710.0	1,333.3	—	(42.8)	4,926.2
Less: Allowance for credit losses	(62.6)	(19.5)	(16.0)	—	—	(98.1)

Net loans	1,863.1	1,690.5	1,317.3	—	(42.8)	4,828.1

Goodwill	23.2	—	—	2.7	—	25.9
Deposits	2,435.2	1,953.7	1,530.6	—	(20.4)	5,899.1
FHLB advances	70.0	20.0	60.0	—	(30.0)	120.0
Stockholders’ equity	324.3	202.0	157.7	661.5	(691.4)	654.1

No. of branches	11	16	12	—	—	39
No. of FTE	394	237	223	97	—	951

Three Months Ended March 31, 2012:

			(in thousands)
Net interest income	$27,839	$23,055	$21,236	$(2,073)	$—	$70,057
Provision for credit losses	13,481	(1,997)	1,597	—	—	13,081

Net interest income (loss) after provision for credit losses	14,358	25,052	19,639	(2,073)	—	56,976
Non-interest income	3,583	1,853	1,178	1,991	(2,721)	5,884
Non-interest expense	(18,831)	(11,918)	(11,072)	(7,797)	2,721	(46,897)

Income (loss) from continuing operations before income taxes	(890)	14,987	9,745	(7,879)	—	15,963
Income tax expense (benefit)	(1,851)	5,172	3,958	(2,838)	—	4,441

Income (loss) from continuing operations	961	9,815	5,787	(5,041)	—	11,522
Loss from discontinued operations, net	—	—	—	(222)	—	(222)

Net income (loss)	$961	$9,815	$5,787	$(5,263)	$—	$11,300

*	Excludes discontinued operations

Western Alliance Bancorporation and Subsidiaries

Operating Segment Results

Unaudited

	Bank of Nevada	Western Alliance Bank	Torrey Pines Bank*	Other	Inter- segment elimi- nations	Consoli- dated Company
	(in millions)
At March 31, 2011
Assets	$2,778.3	$1,979.8	$1,590.7	$728.4	$(672.4)	$6,404.8
Gross loans and deferred fees, net	1,872.1	1,344.6	1,104.1	—	(42.8)	4,278.0
Less: Allowance for credit losses	(70.6)	(19.7)	(15.8)	—	—	(106.1)

Net loans	1,801.5	1,324.9	1,088.3	—	(42.8)	4,171.9

Goodwill	23.2	—	—	2.7	—	25.9
Deposits	2,390.2	1,693.1	1,416.7	—	(2.5)	5,497.5
Stockholders’ equity	310.4	165.8	137.0	608.7	(620.3)	601.6

No. of branches	12	16	11	—	—	39
No. of FTE	407	210	193	84	—	894

Three Months Ended March 31, 2011:

	(in thousands)
Net interest income	$26,428	$19,656	$17,317	$(2,303)	$—	$61,098
Provision for credit losses	7,003	1,600	1,437	—	—	10,041

Net interest income (loss) after provision for credit losses	19,425	18,056	15,880	(2,303)	—	51,057
Non-interest income	3,392	2,031	1,739	(332)	—	6,830
Non-interest expense	(21,672)	(12,383)	(10,491)	(3,600)	—	(48,146)

Income (loss) from continuing operations before income taxes	1,145	7,704	7,128	(6,235)	—	9,741
Income tax expense (benefit)	251	2,849	3,106	(2,177)	—	4,029

Income(loss) from continuing operations	894	4,855	4,022	(4,058)	—	5,712
Loss from discontinued operations, net	—	—	—	(559)	—	(559)

Net income (loss)	$894	$4,855	$4,022	$(4,617)	$—	$5,153

*	Excludes discontinued operations

12. STOCKHOLDERS’ EQUITY

Stock-based Compensation

For the three months ended March 31, 2012, 688,722 shares of restricted stock were granted. The Company estimates the compensation cost for restricted stock grants based upon the grant date fair value. Generally, these restricted stock grants have a three year vesting period. The aggregate grant date fair value for the restricted stock issued in the three month period ended March 31, 2012 was $5.6 million. In addition, the Company granted 77,972 shares during the three months ended March 31, 2012 to WAL and subsidiary board of directors that immediately vested.

There were approximately 1,608,658 and 1,335,166 restricted shares outstanding at March 31, 2012 and 2011, respectively. For the three months ended March 31, 2012, the Company recognized stock-based compensation related to restricted stock grants of $0.9 million compared to $0.7 million for the three months ended March 31, 2011.

For the three months ended March 31, 2011, 39,000 stock options with a weighted average exercise price of $7.27 were granted to certain directors. The Company estimates the fair value of each option award on the date of grant using a Black-Scholes valuation model. The weighted average grant date fair value of these options was $4.00 per share. These stock options generally have a vesting period of 4 years and a contractual life of 7 years. There were no stock options issued in the first quarter of 2012.

As of March 31, 2012, there were 2.0 million options outstanding, compared with 2.4 million at March 31, 2011.

Subsequent to quarter end, stockholders approved an amendment to the 2005 Stock Incentive Plan that (i) increased by 2,000,000 the maximum number of shares available for issuance thereunder; (ii) increased the maximum number of shares of stock that can be awarded to any person eligible for an award thereunder to 300,000 per calendar year; and (iii) provided for additional business criteria upon which performance-based awards may be based thereunder.

13. OTHER BORROWINGS

The following table summarizes the Company’s borrowings as of March 31, 2012 and December 31, 2011:

	March 31, 2012	December 31, 2011
	(in thousands)
Short Term
Federal Home Loan Bank advances	$120,000	$280,000

Long Term
Other long term debt	$75,000	$75,000

The Company maintains lines of credit with the Federal Home Loan Bank (“FHLB”) and Federal Reserve Bank (“FRB”). The Company’s borrowing capacity is determined based on collateral pledged, generally consisting of investment securities and loans, at the time of the borrowing. The Company also maintains credit lines with other sources secured by pledged securities. Short-term FHLB and FRB advances had weighted average interest rates of 0.16% for the three months ended March 31, 2012.

On August 25, 2010, the Company completed a public offering of $75 million in principal Senior Notes due in 2015 bearing interest of 10%. The net proceeds of the offering were $72.8 million. The weighted average cost on all long term debt was 10.81% and 10.95% for the three months ended March 31, 2012 and 2011, respectively.

As of March 31, 2012 and December 31, 2011, the Company had additional available credit with the FHLB of approximately $1.10 billion and $843.4 million, respectively, and with the FRB of approximately $748.2 million and $696.6 million, respectively.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion is designed to provide insight into Management’s assessment of significant trends related to the Company’s consolidated financial condition, results of operations, liquidity, capital resources and interest rate sensitivity. This Form 10-Q should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 and unaudited interim consolidated financial statements and notes hereto and financial information appearing elsewhere in this report. Unless the context requires otherwise, the terms “Company,” “we,” and “our” refer to Western Alliance Bancorporation and its wholly-owned subsidiaries on a consolidated basis.

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

Forward-looking statements contained in this Quarterly Report on Form 10-Q involve substantial risks and uncertainties, many of which are difficult to predict and are generally beyond the control of the Company and may cause our actual results to differ significantly from historical results and those expressed in any forward-looking statement. Risks and uncertainties include those set forth in our filings with the Securities and Exchange Commission and the following factors that could cause actual results to differ materially from those presented:

•	dependency on real estate and events that negatively impact real estate;

•	high concentration of commercial real estate, construction and development and commercial and industrial loans;

•	actual credit losses may exceed expected losses in the loan portfolio;

•	possible need for a valuation allowance against deferred tax assets;

•	the effects of interest rates and interest rate policy;

•	exposure of financial instruments to certain market risks may cause volatility in earnings;

•	dependence on low-cost deposits;

•	ability to borrow from Federal Home Loan Bank (“FHLB”) or Federal Reserve Bank (“FRB”,

•	events that further impair goodwill;

•	increase in the cost of funding as the result of changes to our credit rating;

•	expansion strategies may not be successful,

•	our ability to control costs,

•	risk associated with changes in internal controls and processes;

•	our ability to compete in a highly competitive market;

•	our ability to recruit and retain qualified employees, especially seasoned relationship bankers;

•	the effects of terrorist attacks or threats of war;

•	risk of audit of U.S. federal tax deductions;

•	perpetration of internal fraud;

•	risk of operating in a highly regulated industry and our ability to remain in compliance;

•	possible need to revalue our deferred tax assets if stock transactions result in limitations on deductibility of net operating losses or loan losses;

•	exposure to environmental liabilities related to the properties we acquire title;

•

recent legislative and regulatory changes including Emergency Economic Stabilization Act of 2008, or EESA, the American Recovery and Reinvestment Act of 2009, or ARRA, and the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 and the rules and regulations that might be promulgated thereunder;

•	cyber security risks; and

•	risks related to ownership and price of our common stock.

For additional information regarding risks that may cause our actual results to differ materially from any forward-looking statements, see “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2011 and in item 1A of Part II of this Quarterly Report.

Financial Overview and Highlights

Western Alliance Bancorporation is a multi-bank holding company headquartered in Phoenix, Arizona that provides full service banking, lending, financial planning and investment advisory services through its subsidiaries.

Financial Result Highlights for the First Quarter of 2012

Net income available to common shareholders for the Company of $11.3 million, or $0.12 per diluted share, for the first quarter of 2012 compared to net income of $5.2 million, or $0.03 per diluted share, for the first quarter of 2011.

The significant factors impacting earnings of the Company during the first quarter of 2012 were:

•	Net income available to common shareholders of $9.5 million for the first quarter 2012 compared to $2.7 million for the first quarter 2011.

•	Net interest income increased by 14.7% to $70.1 million for the first quarter of 2012 compared to $60.1 million for the first quarter of 2011.

•	Net interest margin for the first quarter 2012 was 4.53% compared to 4.35% for the first quarter of 2011.

•	Provision for credit losses increased to $13.1 million for the first quarter of 2012 compared to $10.0 million for the first quarter of 2011.

•

The Company experienced net loan growth in the first quarter of 2012 of $146 million to $4.93 billion. This increase was driven by growth in commercial and industrial loans, commercial leases and commercial real estate loans. Total loans increased $648 million over the last twelve months from $4.28 billion at March 31, 2011. Qualifying Small Business Lending Fund loans grew $82 million during the first quarter 2012 to $169 million or 11.2% from the original baseline.

•

Total deposits increased by $241 million to $5.90 billion at March 31, 2012 from $5.66 billion at December 31, 2011, with growth primarily in non-interest bearing demand, interest bearing demand, and money market accounts. Deposits increased $402 million over the last twelve months from $5.50 billion at March 31, 2011.

•	Net charge-offs were $14.1 million for the first quarter 2012, down slightly from $14.6 million for the first quarter of 2011.

•	Other assets acquired through foreclosure declined to $81.4 million at March 31, 2012 from $89.1 million at December 31, 2011 and $98.3 million at March 31, 2011.

The impact to the Company from these items, and others of both a positive and negative nature, will be discussed in more detail as they pertain to the Company’s overall comparative performance for the three months ended March 31, 2012 throughout the analysis sections of this report.

A summary of our results of operations and financial condition and select metrics is included in the following table:

	Three Months Ended March 31,
	2012	2011
	(dollars in thousands)
Net income available to common stockholders	$9,537	$2,650
Earnings per share—Basic	0.12	0.03
Earnings per share—Diluted	0.12	0.03
Total assets	$6,925,292	$6,404,836
Gross loans	$4,926,223	$4,278,007
Total deposits	$5,899,054	$5,497,464
Net interest margin	4.53%	4.35%
Return on average assets	0.67%	0.33%
Return on average stockholders’ equity	6.97%	3.41%

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

	Three Months Ended March 31,
	2012	2011
	(dollars in thousands)
Non-accrual loans	$103,486	$114,246
Non-performing assets	289,951	297,739
Non-accrual loans to gross loans	2.10%	2.67%
Net charge-offs to average loans (annualized)	1.18%	1.39%

Asset and Deposit Growth

The ability to originate new loans and attract new deposits is fundamental to the Company’s asset growth. The Company’s assets and liabilities are comprised primarily of loans and deposits. Total assets increased to $6.93 billion at March 31, 2012 from $6.84 billion at December 31, 2011. Total gross loans excluding net deferred fees and unearned income increased by $145.8 million, or 3.0%, to $4.93 billion as of March 31, 2012 compared to December 31, 2011. Total deposits increased $240.5 million, or 4.3%, to $5.90 billion as of March 31, 2012 from $5.67 billion as of December 31, 2011.

RESULTS OF OPERATONS

The following table sets forth a summary financial overview for the three months ended March 31, 2012 and 2011:

	Three Months Ended
	March 31,		Increase
	2012	2011	(Decrease)
	(in thousands, except per share amounts)
Consolidated Income Statement Data:
Interest income	$77,437	$71,966	$5,471
Interest expense	7,380	10,868	(3,488)

Net interest income	70,057	61,098	8,959
Provision for credit losses	13,081	10,041	3,040

Net interest income after provision for credit losses	56,976	51,057	5,919
Non-interest income	5,884	6,830	(946)
Non-interest expense	46,897	48,146	(1,249)

Net income from continuing operations before income taxes	15,963	9,741	6,222
Income tax expense	4,441	4,029	412

Income from continuing operations	11,522	5,712	5,810
Loss from discontinued operations, net of tax benefit	(222)	(559)	337

Net income	$11,300	$5,153	$6,147

Net income available to common stockholders	$9,537	$2,650	$6,887

Income per share—basic	$0.12	$0.03	$0.09

Income per share—diluted	$0.12	$0.03	$0.09

The Company’s primary source of income is interest income. Interest income for the three months ended March 31, 2012 was $77.4 million an increase of 7.6% when comparing interest income for the three months ended March 31, 2011. This increase was primarily from interest income from loans and investment securities. Interest income from loans increased by $3.9 million for the three months ended March 31, 2012 compared to the three months ended March 31, 2011. Interest income from investment securities increased by $1.6 million for the three month period ended March 31, 2012 compared to March 31, 2011. Despite the increased interest income, average yield on interest earning assets dropped 11 basis points for the three months ended March 31, 2012 compared to 2011, primarily the result of decreased yields on loans.

Interest expense for the three months ended March 31, 2012 compared to 2011 decreased by 32.1% to $7.4 million from $10.9 million. This decline was primarily due to decreased average cost of deposits, which declined 35 basis points to 0.46% for the three months ended March 31, 2012 compared to the same period in 2011. Interest paid on borrowings and other debt also decreased by $0.3 million for the first quarter 2012 compared to 2011, primarily due to a change in the rate of one of the junior subordinated debt obligations form fixed to floating and a decrease in the outstanding customer repurchase balance at March 31, 2012 compared to March 31, 2011.

Net interest income increased by $9.0 million, or 14.7%, to $70.1 million for the three months ended March 31, 2012 compared to $61.1 million for the three months ended March 31, 2011. The increase in net interest income reflects a $860.7 million increase in average earning assets, offset by a $282.4 million increase in average interest bearing liabilities. The increased net interest margin was primarily due to a decrease in our average cost of funds mostly the result of downward re-pricing of deposits.

Net Interest Margin

The net interest margin is reported on a tax equivalent basis (“TEB”). A tax equivalent adjustment is added to reflect interest earned on certain municipal securities and loans that are exempt from Federal income tax. The following table sets forth the average balances and interest income on a tax equivalent basis and tax expense for the periods indicated:

	Three Months Ended March 31,
	2012 (7)			2011
	Average Balance	Interest	Average Yield/Cost (6)	Average Balance	Interest	Average Yield/Cost (6)
	(dollars in thousands)
Interest-Earning Assets
Securities:
Taxable	$1,174,901	$6,692	2.28%	$1,194,668	$7,205	2.45%
Tax-exempt (1)	248,377	2,893	7.17%	82,572	725	5.92%

Total securities	1,423,278	9,585	3.13%	1,277,240	7,930	2.67%
Federal funds sold and other	153	—	0.00%	215	1	1.89%
Loans (1) (2) (3)	4,782,815	67,760	5.68%	4,203,183	63,882	6.16%
Short term investments	96,726	50	0.21%	228,146	131	0.23%
Restricted stock	33,355	42	0.50%	36,833	22	0.24%

Total earnings assets	6,336,327	77,437	5.00%	5,745,617	71,966	5.11%
Nonearning Assets
Cash and due from banks	114,835			121,556
Allowance for credit losses	(100,747)			(110,527)
Bank-owned life insurance	134,288			130,210
Other assets	358,067			408,818

Total assets	$6,842,770			$6,295,674

Interest-Bearing Liabilities
Sources of Funds
Interest-bearing deposits:
Interest checking	$504,261	$315	0.25%	$501,463	$533	0.43%
Savings and money market	2,233,563	2,168	0.39%	2,007,420	3,566	0.72%
Time deposits	1,424,291	2,279	0.64%	1,438,869	3,799	1.07%

Total interest-bearing deposits	4,162,115	4,762	0.46%	3,947,752	7,898	0.81%
Short-term borrowings	221,483	151	0.27%	147,748	296	0.81%
Long-term debt	73,369	1,983	10.81%	73,013	1,972	10.95%
Junior subordinated and subordinated debt	36,991	484	5.23%	43,034	702	6.62%

Total interest-bearing liabilities	4,493,958	7,380	0.66%	4,211,547	10,868	1.05%
Noninterest-Bearing Liabilities
Noninterest-bearing demand deposits	1,645,737			1,441,413
Other liabilities	45,716			29,448
Stockholders’ equity	657,359			613,266

Total Liabilities and Stockholders’ Equity	$6,842,770			$6,295,674

Net interest income and margin (4)		$70,057	4.53%		$61,098	4.35%

Net interest spread (5)			4.34%			4.06%

(1)	Yields on loans and securities have been adjusted to a tax-equivalent basis. Interest income has not been adjusted to a tax-equivalent basis. The tax-equivalent adjustments for the three months ended March 31, 2012 and 2011 were $1,761 and $481, respectively.
(2)	Net loan fees of $1.4 million and $1.1 million are included in the yield computation for the three months ended March 31, 2012 and 2011, respectively.
(3)	Includes nonaccrual loans.
(4)	Net interest margin is computed by dividing net interest income by total average earning assets.
(5)	Net interest spread represents average yield earned on interest-earning assets less the average rate paid on interest-bearing liabilities.
(6)	Annualized.
(7)	Yields for 2012 were calculated on a 30-day month 360 days per year basis.

The table below sets forth the relative impact on net interest income of changes in the volume of earning assets and interest-bearing liabilities and changes in rates earned and paid by the Company on such assets and liabilities. For purposes of this table, nonaccrual loans have been included in the average loan balances.

	Three Months Ended March 31,
	2012 versus 2011
	Increase (Decrease) Due to Changes in (1)(2)
	Volume	Rate	Total
		(in thousands)
Interest on investment securities:

Taxable	$(114)	$(399)	$(513)
Tax-exempt	1,908	260	2,168
Federal funds sold and other	—	(1)	(1)
Loans	8,298	(4,420)	3,878
Short term investments	(70)	(11)	(81)
Restricted stock	(4)	24	20

Total interest income	10,018	(4,547)	5,471

Interest expense:
Interest checking	2	(220)	(218)
Savings and money market	222	(1,620)	(1,398)
Time deposits	(24)	(1,496)	(1,520)
Short-term borrowings	50	(195)	(145)
Long-term debt	10	1	11
Junior subordinated debt	(80)	(138)	(218)

Total interest expense	180	(3,668)	(3,488)

Net increase (decrease)	$9,838	$(879)	$8,959

(1)	Changes due to both volume and rate have been allocated to volume changes.
(2)	Changes due to mark-to-market gains/losses under ASC 825 have been allocated to volume changes.

Provision for Credit Losses

The provision for credit losses in each period is reflected as a charge against earnings in that period. The provision is equal to the amount required to maintain the allowance for credit losses at a level that is adequate to absorb probable credit losses inherent in the loan portfolio. The provision for credit losses increased by $3.0 million to $13.1 million for the three months ended March 31, 2012, compared with $10.0 million for the three months ended March 31, 2011. The provision increase was primarily due to loan portfolio growth partially offset by improvement in asset quality. Provision for credit losses related to commercial real estate, residential real estate, and consumer loans decreased by $3.4 million, $3.0 million and $0.1 million, respectively, for the three months ended March 31, 2012 compared to 2011. Provision for credit losses related to construction and land development and commercial and industrial loans increased by $2.7 million and $6.8 million, respectively, for the three months ended March 31, 2012 compared to 2011.

Non-interest Income

The Company earned non-interest income primarily through fees related to services, services provided to loan and deposit customers, bank owned life insurance, investment securities gains and impairment charges, investment advisory services, mark to market gains (losses) and other.

The following table presents a summary of non-interest income for the periods presented:

	Three Months Ended
	March 31,		Increase
	2012	2011	(Decrease)
		(in thousands)
Net gain on sale of investment securities	$361	$1,379	$(1,018)
Unrealized gain (loss) on assets and liabilities measured at fair value, net	(333)	(509)	$176
Service charges and fees	2,285	2,284	$1
Income from bank owned life insurance	1,123	1,184	$(61)
Other fee revenue	1,000	760	$240
Investment advisory fees	619	636	$(17)
Operating lease income	273	671	$(398)
Other	556	425	$131

Total non-interest income	$5,884	$6,830	$(946)

Total non-interest income for the three months ended March 31, 2012 compared to 2011 decreased by $0.9 million, or 13.2%, primarily from decreased net gains on sales of investment securities of $1.0 million. During the three months ended March 31, 2012, the Company sold $14.9 million of investment securities for a net gain on security sales of $0.4 million compared to $71.6 million of investment securities sales for the first quarter of 2011 for a net gain on investment securities sales of $1.4 million. Mark to market net losses decreased slightly for the first quarter of 2012 compared to 2011. Service charges, investment advisory fees and income from bank owned life insurance remained almost flat for the comparable three month periods ended March 31, 2012 and 2011. Operating lease income declined by $0.4 million for the quarter ended March 31, 2012 compared to 2011 due to the decline in the balance of operating equipment leases. The Company no longer focuses on this product. Other non-interest income increased by $0.1 million for the quarter ended March 31, 2012 compared to 2011 mostly from increased credit card fees.

Non-interest Expense

The following table presents a summary of non-interest expenses for the periods indicated:

	Three Months Ended
	March 31,		Increase
	2012	2011	(Decrease)
		(in thousands)
Non-interest expense:
Salaries and employee benefits	$26,664	$22,840	$3,824
Occupancy	4,722	4,854	(132)
Net loss on sales/valuations of repossessed assets and bank premises, net	2,651	6,129	(3,478)
Insurance	2,050	3,863	(1,813)
Loan and repossessed asset expense	1,684	2,122	(438)
Legal, professional and director fees	1,572	1,366	206
Marketing	1,371	1,157	214
Data processing	995	848	147
Intangible amortization	890	890	—
Customer service	591	892	(301)
Merger/restructure expense	—	217	(217)
Other	3,707	2,968	739

Total non-interest expense	$46,897	$48,146	$(1,249)

Total non-interest expense decreased $1.2 million for the three months ended March 31, 2012 compared to the same period in 2011. The decrease in non-interest expense was mostly related to a decrease in net loss on sales/valuations of repossessed assets and bank premises, net of $3.5 million for the first quarter 2012 compared to 2011 which included a net decrease in other real estate owned (“OREO”) valuation write-downs of $1.8 million, net loss on sales of OREO decreased by $1.4 million and net loss on sale of assets and other repossessed assets declined by $0.2 million primarily due to a decline in the number of new OREO properties and stabilization of OREO values. Insurance expense also declined due to the reduced FDIC insurance premiums for the comparable periods of $1.8 million, or 54.5%, from $3.3 million for the first quarter of 2011 to $1.5 million for the first quarter of 2012. Loan and repossessed asset expense declined by $0.4 million for the three months ended March 31, 2012 compared to 2011 which included OREO and repossessed assets expenses which dropped by $0.7 million but were partially offset by increased loan costs of $0.2 million. Customer service expense declined by $0.3 million due to decreased customer data processing expense which was $0.6 million for the quarter ended March 31, 2011 compared to $0.3 million in 2012. Operating lease depreciation continued to decline as the Company no longer focuses on operating equipment leases. Total salaries and benefits increased by $3.8 million for the first quarter of 2012 compared to 2011 due to growth and increased variable performance based compensation from changes to incentive plans based on strategic initiatives. Other expenses increased by $0.7 million for the first quarter of 2012 compared to 2011 mostly due to increased accounting and audit fees of $0.2 million, increased supplies expense of $0.2 million and increased travel and auto expense of $0.2 million. Marketing, legal and professional and data processing expenses increased slightly by $0.2 million, $0.2 million and $0.1 million, respectively, for the first quarter of 2012 compared to 2011, mostly due to increased advertising and business development costs, legal expenses and processing costs.

Income Taxes

The tax expense recognized of $4.4 million and $4.0 million for the three months ended March 31, 2012 and 2011, respectively, was primarily due to the increased net operating income of the Company. For the three months ended March 31, 2012, the net deferred tax assets decreased $6.4 million to $55.3 million. This decrease in the net deferred tax asset was primarily the result of the net operating income of the Company for the period and the resulting usage of the NOL and Capital Loss carryforwards. The reduction in the effective tax rate from the first quarter of, 2011 compared to the first quarter of 2012 is primarily due to an increase in tax exempt income from revenue from municipal obligations as well as a reduction in the deferred tax valuation allowance for capital loss carryforwards arising from transactions that generated capital gains.

At March 31, 2012, the $6.4 million deferred tax valuation (compared to $7.6 million at December 31, 2011) relates to net capital losses on ARPS securities sales.

Discontinued Operations

In the first quarter of 2010, the Company decided to discontinue its affinity credit card platform, PartnersFirst, and has presented certain activities as discontinued operations. The Company transferred certain assets with balances at March 31, 2012 of $0.1 million to held-for-sale and reported a portion of its operations as discontinued. At March 31, 2012 and December 31, 2011, the Company had $35.1 million and $38.9 million, respectively, of outstanding credit card loans which will have continuing cash flows related to the collection of these loans. These credit card loans are included in loans held for investment as of March 31, 2012 and December 31, 2011

The following table summarizes the operating results of the discontinued operations for the periods indicated:

	Three Months Ended March 31,
	2012	2011
	(in thousands)
Affinity card revenue	$295	$371
Non-interest expenses	(678)	(1,335)

Loss before income taxes	(383)	(964)
Income tax benefit	(161)	(405)

Net loss	$(222)	$(559)

Business Segment Results

Bank of Nevada reported net income of $1.0 million for the three months ended March 31, 2012 compared to net income of $0.9 million for the first quarter of 2011. The slight increase in net income for the comparable three month period was primarily due to increased net interest income of $1.4 million, increased non-interest income of $0.2 million, decreased non-interest expenses of $2.8 million and income tax expense reduction of $2.1 million mostly offset by increased provision for credit losses of $6.5 million. During the quarter as the result of capital gains realized upon the redemption of FHLB stock, the bank recorded a benefit of $1.0 million resulting from the release of a portion of its tax valuation allowance against its capital loss carryforward. Total deposits at Bank of Nevada grew by $57.9 million to $2.44 billion at March 31, 2012 compared to $2.38 billion at December 31, 2011. Total loans increased by $66.6 million to $1.93 billion at March 31, 2012 from $1.86 billion at December 31, 2011 mostly due to an intercompany transfer from Torrey Pines Bank.

Western Alliance Bank (“WAB”), which consists of Alliance Bank of Arizona operating in Arizona and First Independent Bank operating in Northern Nevada, reported net income of $9.8 million for the three months ended March 31, 2012 compared to $4.9 million for the three month period ended March 31, 2011. The increase in net income for the three months ended March 31, 2012 compared to 2011 is mostly due to increased net interest income of $3.4 million and decreased provision for credit losses of $3.6 million partially offset by increased tax expense of $2.3 million. Total loans grew by $65.1 million to $1.71 billion at March 31, 2012 compared to $1.64 billion at December 31, 2011. In addition, total deposits increased by $76.2 million to $1.95 billion at March 31, 2012 from $1.88 billion at December 31, 2011.

Torrey Pines Bank segment, which excludes discontinued operations, reported net income for the three months ended March 31, 2012 of $5.8 million compared to $4.0 million for the three months ended March 31, 2011. The increase in net income for the comparable three month period was mostly due to increased net interest income of $3.9 million partially offset by decreased non-interest income of $0.6 million, increased non-interest expense of $0.6 million, increased provision for credit losses of $0.2 million and increased tax expense of $0.9 million. Total loans at Torrey Pines Bank increased by $14.4 million to $1.33 billion at March 31, 2012 from $1.32 billion at December 31, 2011. Total deposits increased by $113.8 million to $1.53 billion at March 31, 2012 compared to $1.42 billion at December 31, 2011.

The other segment, which includes the holding company, Shine, Western Alliance Equipment Finance, and the discontinued operations related to the affinity credit card platform, reported a net loss of $5.3 million for the three months ended March 31, 2012 compared to net loss of $4.6 million for the three months ended March 31, 2011. The decrease in income for the comparable three month period was primarily from increased non-interest expense as the result of increased salaries and benefits expense.

Balance Sheet Analysis

Total assets increased $80.8 million, or 1.2%, to $6.93 billion at March 31, 2012 compared to $6.84 billion at December 31, 2011. The majority of the increase was in loans of $146.2 million, or 3.1%, to $4.93 billion. Cash and cash equivalents increased by $24.8 million mostly the result of increased customer deposits the majority of which were redeployed into loans and investment securities.

Total liabilities increased $63.4 million, or 1.0%, to $6.27 billion at March 31, 2012 from $6.21 billion at December 31, 2011. Total deposits increased by $240.5 million, or 4.3%, to $5.90 billion at March 31, 2012 from $5.66 billion at December 31, 2011. Non-interest bearing demand deposits increased by $199.5 million, or 12.8%, to $1.76 billion at March 31, 2012 from $1.56 billion at December.

Total stockholders’ equity increased by $17.4 million to $654.1 million at March 31, 2012 from $636.7 million at December 31, 2011.

The following table shows the amounts of loans outstanding by type of loan at the end of each of the periods indicated.

	March 31, 2012	December 31, 2011
	(in thousands)
Commercial real estate—owner occupied	$1,289,968	$1,252,182
Commercial real estate—non-owner occupied	1,365,680	1,301,172
Commercial and industrial	1,137,430	1,120,107
Residential real estate	434,465	443,020
Construction and land development	347,660	381,676
Commercial leases	299,034	216,475
Consumer	58,718	72,504
Net deferred loan fees	(6,732)	(7,067)

Loans, net of deferred fees	4,926,223	4,780,069
Allowance for credit losses	(98,122)	(99,170)

Total loans, net	$4,828,101	$4,680,899

Concentrations of Lending Activities

The Company’s lending activities are primarily driven by the customers served in the market areas where the Company has branch offices in the States of Nevada, California and Arizona. The Company monitors concentrations within five broad categories: geography, industry, product, call code, and collateral. The Company grants commercial, construction, real estate and consumer loans to customers through branch offices located in the Company’s primary markets. The Company’s business is concentrated in these areas and the loan portfolio includes significant credit exposure to the commercial real estate market of these areas. As of March 31, 2012 and December 31, 2011, commercial real estate related loans accounted for approximately 61% of total loans and approximately 2% of commercial real estate related loans are secured by undeveloped land. Substantially all of these loans are secured by first liens with an initial loan to value ratio of generally not more than 75%. Approximately 49% of these commercial real estate loans were owner occupied at March 31, 2012 and December 31, 2011. In addition, approximately 4% of total loans were unsecured as of March 31, 2012 and December 31, 2011.

Impaired Loans

A loan is identified as impaired when it is probable that interest and principal will not be collected according to the contractual terms of the original loan agreement. An exception to this would be any known impaired loans regardless of balance. Most impaired loans are classified as nonaccrual. However, there are some loans that are termed impaired due to doubt regarding collectability according to contractual terms, but are both fully secured by collateral and are current in their interest and principal payments. These impaired loans are not classified as nonaccrual. Impaired loans are measured for reserve requirements in accordance with ASC Topic 310, Receivables, based on the present value of expected future cash flows discounted at the loan's effective interest rate or, as a practical expedient, at the loan's observable market price or the fair value of the collateral less applicable disposition costs if the loan is collateral dependent. The amount of an impairment reserve, if any, and any subsequent changes are charged against the allowance for credit losses. In addition to our own internal loan review process, the Federal Deposit Insurance Corporation (“FDIC”) may from time to time direct the Company to modify loan grades, loan impairment calculations or loan impairment methodology. During the first quarter, in conjunction with an FDIC exam, the FDIC directed Management to substitute the collateral dependent impairment method for the net present value impairment method on certain TDRs.

Total nonaccrual loans and loans past due 90 days or more and still accruing increased by $11.5 million, or 12.7%, at March 31, 2012 to $104.5 million from $93.0 million at December 31, 2011.

The following table summarizes nonperforming assets:

	March 31, 2012	December 31, 2011
	(in thousands)
Nonaccrual loans	$103,486	$90,392
Loans past due 90 days or more on accrual status	1,011	2,589
Troubled debt restructured loans	104,009	112,483

Total nonperforming loans	208,506	205,464
Foreclosed collateral	81,445	89,104

Total nonperforming assets	$289,951	$294,568

The following table summarizes the loans for which the accrual of interest has been discontinued, loans past due 90 days or more and still accruing interest, restructured loans, and other impaired loans:

	March 31, 2012	December 31, 2011
	(in thousands)
Total nonaccrual loans	$103,486	$90,392
Loans past due 90 days or more on accrual status	1,011	2,589

Total nonperforming loans	104,497	92,981
Restructured loans	104,009	112,483
Other impaired loans	4,332	4,027

Total impaired loans	$212,838	$209,491

Other repossessed assets	$81,445	$89,104
Nonaccrual loans to gross loans	2.10%	1.89%
Loans past due 90 days or more and still accruing interest to total loans	0.02	0.05

The composite of nonaccrual loans were as follows as of the dates indicated:

	At March 31, 2012			At December 31, 2011
	Nonaccrual Balance	%	Percent of Total Loans	Nonaccrual Balance	%	Percent of Total Loans
	(dollars in thousands)
Construction and land	$23,033	22.26%	0.47%	$28,813	31.88%	0.60%
Residential real estate	17,377	16.79%	0.35%	15,747	17.42%	0.33%
Commercial real estate	45,803	44.26%	0.93%	38,019	42.05%	0.80%
Commercial and industrial	16,610	16.05%	0.34%	7,410	8.20%	0.16%
Consumer	663	0.64%	0.01%	403	0.45%	0.01%

Total nonaccrual loans	$103,486	100.00%	2.10%	$90,392	100.00%	1.90%

As of March 31, 2012 and December 31, 2011, nonaccrual loans totaled $103.5 million and $90.4 million, respectively. Nonaccrual loans by bank at March 31, 2012 were $79.5 million at Bank of Nevada, $13.2 million at Western Alliance Bank and $10.8 million at Torrey Pines Bank compared to $69.0 million at Bank of Nevada, $16.2 million at Western Alliance Bank and $5.2 million at Torrey Pines Bank at December 31, 2011. Nonaccrual loans as a percentage of total gross loans were 2.10% and 1.89% at March 31, 2012 and December 31, 2011, respectively. Nonaccrual loans as a percentage of each bank’s total gross loans at March 31, 2012 were 4.13% at Bank of Nevada, 0.77% at Western Alliance Bank, and 0.81% at Torrey Pines Bank compared to 3.71% at Bank of Nevada, 0.98% at Western Alliance Bank and 0.39% at Torrey Pines Bank at December 31, 2011. Total lost interest on nonaccrual loans for the three months ended March 31, 2012 and 2011 was $1.3. million and $0.8 million, respectively. For the three months ended March 31, 2012, cash interest recognized on non-accrual loans was $25,000. There was no cash interest recognized on non-accrual loans for the first quarter of 2011.

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

As of March 31, 2012 and December 31, 2011, the aggregate amount of loans classified as impaired was $212.8 million and $209.5 million, respectively a net increase of $3.3 million. The total specific allowance for loan losses related to these loans was $17.4 million and $10.4 million for March 31, 2012 and 2011, respectively. As of March 31, 2012 and December 31, 2011, the Company had $104.0 million and $112.5 million, respectively, in loans classified as accruing restructured loans. The net increase in impaired loans is primarily attributable to an increase in commercial real estate, commercial and industrial, and residential real estate impaired loans, which were $90.7 million, $25.7 million and $28.8 million, respectively, at December 31, 2011 compared to $102.0 million, $30.4 million and $31.0 million, respectively, at March 31, 2012, an increase of $11.3 million, $4.7 million and $2.2 million, respectively. Impaired construction and land development and impaired consumer loans decreased from $61.9 million and $2.3 million, respectively, at December 31, 2011, to $48.2 million and $1.2 million, respectively, at March 31, 2012.

The following table includes the breakdown of total impaired loans and the related specific reserves:

	At March 31, 2012
	Impaired Balance	Percent	Percent of Total Loans	Reserve Balance	Percent	Percent of Total Allowance
	(dollars in thousands)
Construction and land development	$48,178	22.64%	0.98%	$3,095	17.78%	3.15%
Residential real estate	30,986	14.56%	0.63%	3,601	20.69%	3.67%
Commercial real estate	102,026	47.93%	2.07%	5,184	29.79%	5.28%
Commercial and industrial	30,437	14.30%	0.62%	5,149	29.59%	5.25%
Consumer	1,211	0.57%	0.02%	375	2.15%	0.38%

Total impaired loans	$212,838	100.00%	4.32%	$17,404	100.00%	17.73%

	At December 31, 2011
	Impaired Balance	Percent	Percent of Total Loans	Reserve Balance	Percent	Percent of Total Allowance
	(dollars in thousands)
Construction and land development	$61,911	29.55%	1.30%	$3,501	33.74%	3.53%
Residential real estate	28,850	13.77%	0.60%	2,186	21.07%	2.20%
Commercial real estate	90,712	43.31%	1.90%	2,827	27.25%	2.85%
Commercial and industrial	25,730	12.28%	0.54%	1,863	17.95%	1.88%
Consumer	2,288	1.09%	0.05%	—	0.00%	0.00%

Total impaired loans	$209,491	100.00%	4.39%	$10,377	100.00%	10.46%

The following table summarizes the activity in our allowance for credit losses for the periods indicated.

	Three Months Ended March 31,
	2012	2011
	(dollars in thousands)
Allowance for credit losses:
Balance at beginning of period	$99,170	$110,699
Provisions charged to operating expenses:
Construction and land development	3,559	838
Commercial real estate	3,296	6,689
Residential real estate	680	3,662
Commercial and industrial	4,243	(2,603)
Consumer	1,303	1,455

Total provision	13,081	10,041
Acquisitions	—	—
Recoveries of loans previously charged-off:
Construction and land development	86	416
Commercial real estate	1,703	471
Residential real estate	338	269
Commercial and industrial	777	829
Consumer	42	25

Total recoveries	2,946	2,010
Loans charged-off:
Construction and land development	5,087	4,198
Commercial real estate	4,912	6,114
Residential real estate	1,420	3,282
Commercial and industrial	3,654	1,407
Consumer	2,002	1,616

Total charged-off	17,075	16,617
Net charge-offs	14,129	14,607

Balance at end of period	$98,122	$106,133

Net charge-offs (annualized) to average loans outstanding	1.18%	1.39%
Allowance for credit losses to gross loans	1.99%	2.48%

The following table summarizes the allowance for credit losses by loan type. However, allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories:

	Allowance for Credit Losses at March 31, 2012
	(dollars in thousands)
	Amount	% of Total Allowance For Loan Losses	% of Loans in Each Category to Gross Loans
Construction and land development	$12,753	13.00%	7.05%
Commercial real estate	35,118	35.78%	53.83%
Residential real estate	18,732	19.09%	8.81%
Commercial and industrial	26,901	27.42%	29.12%
Consumer	4,618	4.71%	1.19%

Total	$98,122	100.00%	100.00%

The allowance for credit losses as a percentage of total loans decreased to 1.99% at March 31, 2012 from 2.07% at December 31, 2011. The Company’s credit loss reserve at March 31, 2012 decreased to $98.1 million from $99.2 million at December 31, 2011 mostly due to improvement in credit quality and change in the portfolio mix.

Potential Problem Loans

The Company classifies loans consistent with federal banking regulations using a nine category grading system. These loan grades are described in further detail in the Company’s Annual Report on Form 10-K for 2011, “Item 1 Business.” The following table presents information regarding potential problem loans, consisting of loans graded watch, substandard doubtful and loss, but still performing:

	At March 31, 2012
	Number of Loans	Loan Balance	Percent	Percent of Total Loans
	(dollars in thousands)
Construction and land development	12	$8,674	6.45%	0.18%
Commercial real estate	76	88,236	65.57%	1.79%
Residential real estate	39	11,772	8.75%	0.24%
Commercial and industrial	96	24,253	18.02%	0.49%
Consumer	7	1,625	1.21%	0.03%

Total	230	$134,560	100.00%	2.73%

Our potential problem loans consisted of 230 loans and totaled approximately $134.6 million at March 31, 2012. These loans are primarily secured by real estate.

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

The carrying value of investment securities at March 31, 2012 and December 31, 2011 was as follows:

	March 31, 2012	December 31, 2011
	(in thousands)
U.S. Government sponsored agency securities	$39,967	$156,211
Direct obligation and GSE residential mortgage-backed securities	894,615	871,099
Private label residential mortgage-backed	23,718	25,784
Municipal obligations	207,914	187,509
Adjustable rate preferred stock	60,718	54,676
Mutual funds	29,454	28,864
CRA investments	25,119	25,015
Trust preferred securities	23,625	21,159
Collateralized debt obligations	50	50
Private label commercial mortgage-backed	5,524	5,431
Corporate bonds	107,684	107,360

Total investment securities	$1,418,388	$1,483,158

The Company has reviewed securities on which there is an unrealized loss in accordance with its accounting policy for OTTI described above in Note 4, Investment Securities, and recorded no impairment charges for the three months ended March 31, 2012 and 2011. Gross unrealized losses at March 31, 2012 and December 31, 2011 are primarily caused by interest rate fluctuations, credit spread widening and reduced liquidity in applicable markets.

The Company does not consider any securities, other than those impaired in prior periods, to be other-than-temporarily impaired as of March 31, 2012 and December 31, 2011. However, without recovery in the near term such that liquidity returns to the applicable markets and spreads return to levels that reflect underlying credit characteristics, additional OTTI may occur in future periods.

Goodwill

Goodwill is created when a company acquires a business. When a business is acquired, the purchased assets and liabilities are recorded at fair value and intangible assets are identified. Excess consideration paid to acquire a business over the fair value of the net assets is recorded as goodwill. The Company’s annual goodwill impairment testing is October 1.

The Company determined that there was no triggering event or other factor to indicate an interim test of goodwill impairment was necessary for the first quarter of 2012 or 2011.

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

Although realization is not assured, the Company believes that the realization of the recognized net deferred tax asset of $55.3 million at March 31, 2012 is more likely than not based on expectations as to future taxable income and based on available tax planning strategies as defined in FASB ASC 740, Income Taxes (‘ASC 740”) that could be implemented if necessary to prevent a carryforward from expiring.

The most significant source of these timing differences are the credit loss reserve and net operating loss carryforwards, which account for substantially all of the net deferred tax asset.

As a result of the losses incurred in 2009 and 2010, the Company is in a three-year cumulative pretax loss position at March 31, 2012. A cumulative loss position is considered significant negative evidence in assessing the realizability of a deferred tax asset. The Company has concluded that there is sufficient positive evidence to overcome this negative evidence. This positive evidence includes recent positive financial performance in 2011 and the first quarter of 2012 and Company forecasts, exclusive of tax planning strategies, that show full utilization of the net operating losses by the end of 2013 based on current projections. In addition, the Company has evaluated tax planning strategies, including potential sales of businesses and assets in which it could realize the excess of appreciated value over the tax basis of its assets.

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

The Internal Revenue Service's Examination Division issued a notice of proposed deficiency on January 10, 2011, proposing a taxable income adjustment of $136.7 million related to deductions taken on our 2008 tax return in connection with the partial worthlessness of collateralized debt obligations, or CDOs. The use of these deductions on the Company’s 2008 tax return resulted in a net operating loss carryback claim for a tax refund of approximately $40.0 million of federal taxes for the 2006 and 2007 taxable periods. The Company filed a protest of the proposed deficiency, which was referred to the Appeals Division of the Internal Revenue Service. The Appellate Conferee has conceded that the Company’s $136.7 million deduction was reasonable and has proposed no further adjustments. However, the case is not yet closed. Due to the size of the refund, the Appellate Conferee was required to submit and has submitted, his formal written recommendation to the Joint Committee on Taxation and will close the case after receiving approval from that committee. The Company has not accrued a reserve for this potential exposure.

Deposits

Deposits have been the primary source for funding the Company’s asset growth. At March 31, 2012, total deposits were $5.90 billion, compared to $5.66 billion at December 31, 2011. The deposit growth of $240.5 million or 4.3% was primarily driven by increased non-interest bearing demand deposits of $199.5 million, money market deposits of $98.4 million and interest bearing demand deposits of $45.4 million. This growth was partially offset by decreased certificates of deposits of $95.9 million and savings deposits of $6.9 million.

The Company continues to pursue financially sound borrowers, whose financing sources are unable to service their current needs as a result of liquidity or other concerns, seeking both their lending and deposits business. Although there can be no assurance that the Company’s efforts will be successful, we are seeking to take advantage of the current disruption in our markets to continue to grow market share (assets and deposits) in a prudent fashion, subject to applicable regulatory limitations.

The following table provides the average balances and weighted average rates paid on deposits:

	Three Months Ended March 31, 2012		Three Months Ended March 31, 2011
	Average Balance/Rate		Average Balance/Rate
	(dollars in thousands)
Interest checking (NOW)	$504,261	0.25%	$501,463	0.43%
Savings and money market	2,233,563	0.39	2,007,420	0.72
Time	1,424,291	0.64	1,438,869	1.07

Total interest-bearing deposits	4,162,115	0.46	3,947,752	0.81
Noninterest bearing demand deposits	1,645,737	—	1,441,413	—

Total deposits	$5,807,852	0.33%	$5,389,165	0.59%

Other Assets Acquired Through Foreclosure

The following table presents the changes in other assets acquired through foreclosure:

	Three Months Ended March 31,
	2012	2011
	(in thousands)
Balance, beginning of period	$89,104	$107,655
Additions	5,340	11,175
Dispositions	(10,745)	(16,604)
Valuation adjustments in the period, net	(2,254)	(3,914)

Balance, end of period	$81,445	$98,312

Other assets acquired through foreclosure consist primarily of properties acquired as a result of, or in-lieu-of, foreclosure. Properties or other assets (primarily repossessed assets formerly leased) are classified as other real estate owned and other repossessed property and are reported at the lower of carrying value or fair value, less estimated costs to sell the property. Costs relating to the development or improvement of the assets are capitalized and costs relating to holding the assets are charged to expense. The Company had $81.4 million and $89.1 million, respectively, of such assets at March 31, 2012 and December 31, 2011. At March 31, 2012, the Company held approximately 69 other real estate owned properties compared to 83 at December 31, 2011. When significant adjustments were based on unobservable inputs, such as when a current appraised value is not available or management determines the fair value of the collateral is further impaired below appraised value and there is no observable market price, the resulting fair value measurement has been categorized as a Level 3 measurement.

Junior Subordinated Debt

The Company measures the balance of the junior subordinated debt at fair value which was $37.3 million at March 31, 2012 and $37.0 million at December 31, 2011. The difference between the aggregate fair value of junior subordinated debt of $37.3 million and the aggregate unpaid principal balance of $66.5 million was $29.2 million at March 31, 2012.

Short-Term Borrowed Funds

The Company from time to time utilizes short-term borrowed funds to support short-term liquidity needs generally created by increased loan demand. The majority of these short-term borrowed funds consist of advances from the FHLB and FRB and customer repurchase agreements. The Company’s borrowing capacity at FHLB and FRB is determined based on collateral pledged, generally consisting of securities and loans. In addition, the Company has borrowing capacity from other sources pledged by securities, including securities sold under agreements to repurchase, which are reflected at the amount of cash received in connection with the transaction, and may require additional collateral based on the fair value of the underlying securities. At March 31, 2012, total short-term borrowed funds consisted of customer repurchases of $114.4 million and $120.0 million of FHLB advances. No advances were outstanding from the FRB at March 31, 2012 and December 31, 2011. At December 31, 2011, total short-term borrowed funds consisted of $123.6 million of customer repurchases and $280.0 million of FHLB advances. The decrease in short-term borrowed funds of $169.2 million was the result of increased liquidity from customer deposits.

Senior Debt

On August 25, 2010, the Company completed a public offering of $75 million in principal Senior Notes due in 2015 bearing interest of 10%. The net proceeds of the offering were $72.8 million. At March 31, 2012, the remaining net principal balance was $73.4 million.

Critical Accounting Policies

Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and could potentially result in materially different results under different assumptions and conditions. The critical accounting policies upon which our financial condition and results of operation depend, and which involve the most complex subjective decisions or assessments, are included in the discussion entitled “Critical Accounting Policies” in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011, and all amendments thereto, as filed with the Securities and Exchange Commission. There were no material changes to the critical accounting policies disclosed in the Annual Report on Form 10-K.

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

The ability to have readily available funds sufficient to repay fully maturing liabilities is of primary importance to depositors, creditors and regulators. Our liquidity, represented by cash and amounts due from banks, federal funds sold and non-pledged marketable securities, is a result of our operating, investing and financing activities and related cash flows. In order to ensure funds are available when necessary, on at least a quarterly basis, we project the amount of funds that will be required, and we strive to maintain relationships with a diversified customer base. Liquidity requirements can also be met through short-term borrowings or the disposition of short-term assets. The Company has unsecured borrowing lines at correspondent banks totaling $55.0 million. In addition, loans and securities are pledged to the FHLB providing $1.29 billion in borrowing capacity with outstanding borrowings and letters of credit of $120.0 million and $72.0 million, respectively, leaving $1.10 billion in available credit as of March 31, 2012. Loans and securities pledged to the FRB discount window provided $748.2 million in borrowing capacity. As of March 31, 2012, there were no outstanding borrowings from the FRB, thus our available credit totaled $748.2 million.

The Company has a formal liquidity policy, and in the opinion of management, our liquid assets are considered adequate to meet cash flow needs for loan funding and deposit cash withdrawals for the next 90-120 days. At March 31, 2012, there was $871.4 million in liquid assets comprised of $184.6 million in cash and cash equivalents and $686.8 million in unpledged marketable securities. At December 31, 2011, there was $891.2 million in liquid assets comprised of $162.3 million in cash and cash equivalents and $728.9 million in unpledged marketable securities.

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

On a long-term basis, the Company’s liquidity will be met by changing the relative distribution of our asset portfolios, for example, by reducing investment or loan volumes, or selling or encumbering assets. Further, the Company can increase liquidity by soliciting higher levels of deposit accounts through promotional activities and/or borrowing from correspondent banks, the FHLB of San Francisco and the FRB. At March 31, 2012, our long-term liquidity needs primarily relate to funds required to support loan originations and commitments and deposit withdrawals which can be met by cash flows from investment payments and maturities, and investment sales if necessary.

The Company’s liquidity is comprised of three primary classifications: (i) cash flows provided by operating activities; (ii) cash flows used in investing activities; and (iii) cash flows provided by financing activities. Net cash provided by or used in operating activities consists primarily of net income, adjusted for changes in certain other asset and liability accounts and certain non-cash income and expense items, such as the loan loss provision, investment and other amortization and depreciation. For the three months ended March 31, 2012 and 2011, net cash provided by operating activities was $36.4 million and $39.2 million, respectively.

Our primary investing activities are the origination of real estate, commercial and consumer loans and purchase and sale of securities. Our net cash provided by and used in investing activities has been primarily influenced by our loan and securities activities. The net increase in loans for the three months ended March 31, 2012 and 2011 was $168.6 million and $63.2 million, respectively.

Net cash provided by financing activities has been impacted significantly by increased deposit levels. During the three months ended March 31, 2012 and 2011, deposits increased $240.5 million and $159.0 million, respectively.

Fluctuations in core deposit levels may increase our need for liquidity as certificates of deposit mature or are withdrawn before maturity and as non-maturity deposits, such as checking and savings account balances, are withdrawn. Additionally, we are exposed to the risk that customers with large deposit balances will withdraw all or a portion of such deposits, due in part to the FDIC limitations on the amount of insurance coverage provided to depositors. To mitigate the uninsured deposit risk, we have joined the Certificate of Deposit Account Registry Service (CDARS), a program that allows customers to invest up to $50.0 million in certificates of deposit and the Insured Cash Sweep (ICS), a program that allows customers to invest up to $50.0 million in an interest bearing transaction, either through a participating financial institution, with the entire amount being covered by FDIC insurance account through one participating financial institution, with the entire amount being covered by FDIC insurance. As of March 31, 2012, we had $355.0 million of CDARS deposits and $22.5 million of ICS deposits.

As of March 31, 2012, the Company had $35.7 million of wholesale brokered deposits outstanding. Brokered deposits are generally considered to be deposits that have been received from a third party that is acting on behalf of that party’s customer. Often, a broker will direct a customer’s deposits to the banking institution offering the highest interest rate available. Federal banking law and regulation places restrictions on depository institutions regarding brokered deposits because of the general concern that these deposits are at a greater risk of being withdrawn and placed on deposit at another institution offering a higher interest rate, thus posing liquidity risk for institutions that gather brokered deposits in significant amounts. The Company does not anticipate using brokered deposits as a significant liquidity source in the near future.

Federal and state banking regulations place certain restrictions on dividends paid by the Banks to Western Alliance. The total amount of dividends which may be paid at any date is generally limited to the retained earnings of each Bank. Dividends paid by the Banks to the Company would be prohibited if the effect thereof would cause the respective Bank’s capital to be reduced below applicable minimum capital requirements. In addition, the memorandum of understanding at Bank of Nevada presently requires prior regulatory approval of the payments of dividends to Western Alliance Bancorporation. Western Alliance Bank and Torrey Pines Bank have paid dividends in the amount of $4 million and $3.5 million, respectively, over the past two quarters to Western Alliance Bancorporation.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Banks to maintain minimum amounts and ratios of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I leverage (as defined) to average assets (as defined). As of March 31, 2012 and December 31, 2011, the Company and the Banks met all capital adequacy requirements to which they are subject.

As of March 31, 2012, the Company and each of its subsidiaries met the minimum capital ratio requirements necessary to be classified as well-capitalized, as defined by the banking agencies. To be categorized as well-capitalized, the Banks must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the table below. In addition, the Memorandum of Understanding to which Bank of Nevada is subject may require it to maintain a higher Tier 1 leverage ratio than otherwise required to be considered well-capitalized. At March 31, 2012, the capital levels at Bank of Nevada exceeded this elevated requirement.

The actual capital amounts and ratios for the Company are presented in the following table:

	Actual		Adequately- Capitalized Requirements		Minimum For Well-Capitalized Requirements
As of March 31, 2012	Amount Ratio		Amount	Ratio	Amount	Ratio
	(dollars in thousands)
Total Capital (to Risk Weighted Assets)	740,469	12.5%	472,190	8.0%	590,238	10.0%
Tier I Capital (to Risk Weighted Assets)	666,348	11.3	236,095	4.0	354,143	6.0
Leverage ratio (to Average Assets)	666,348	9.8	272,417	4.0	340,522	5.0

	Actual		Adequately- Capitalized Requirements		Minimum For Well-Capitalized Requirements
As of December 31, 2011	Amount Ratio		Amount	Ratio	Amount	Ratio
	(dollars in thousands)
Total Capital (to Risk Weighted Assets)	723,327	12.6%	459,255	8.0%	574,069	10.0%
Tier I Capital (to Risk Weighted Assets)	651,104	11.3	230,479	4.0	345,719	6.0
Leverage ratio (to Average Assets)	651,104	9.5	274,149	4.0	342,686	5.0

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk

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

Net Interest Income Simulation. In order to measure interest rate risk at March 31, 2012, we used a simulation model to project changes in net interest income that result from forecasted changes in interest rates. This analysis calculates the difference between net interest income forecasted using an immediate increase and decrease in interest rates and a net interest income forecast using a flat market interest rate environment derived from spot yield curves typically used to price our assets and liabilities. The income simulation model includes various assumptions regarding the re-pricing relationships for each of our products. Many of our assets are floating rate loans, which are assumed to re-price immediately, and proportional to the change in market rates, depending on their contracted index. Some loans and investments include the opportunity of prepayment (embedded options), and accordingly the simulation model uses estimated market speeds to derive prepayments and reinvests proceeds at modeled yields. Our non-term deposit products re-price more slowly, usually changing less than the change in market rates and at our discretion.

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

This simulation model assesses the changes in net interest income that would occur in response to an instantaneous and sustained increase or decrease (shock) in market interest rates. At March 31, 2012, our net interest margin exposure for the next twelve months related to these hypothetical changes in market interest rates was within our current guidelines.

Sensitivity of Net Interest Income

	Interest Rate Scenario (change in basis points from Base)
(in 000’s)	Down 100	Base	UP 100	UP 200	Up 300	Up 400
Interest Income	$299,411	$306,438	$316,975	$333,175	$352,133	$371,471
Interest Expense	$28,255	$28,244	$44,460	$60,853	$77,440	$93,936
Net Interest Income	$271,156	$278,194	$272,515	$272,322	$274,693	$277,535
% Change	-2.5%		-2.0%	-2.1%	-1.3%	-0.2%

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

At March 31, 2012, our economic value of equity exposure related to these hypothetical changes in market interest rates was within the current guidelines established by us. The following table shows our projected change in economic value of equity for this set of rate shocks at March 31, 2012.

Economic Value of Equity

	Interest Rate Scenario (change in basis points from Base)
	Down 100	Base	UP 100	UP 200	Up 300	Up 400
Present Value (000’s)
Assets	$7,208,081	$7,129,657	$6,973,689	$6,813,526	$6,657,627	$6,507,988
Liabilities	$6,271,845	$6,187,885	$6,048,485	$5,899,966	$5,770,979	$5,644,826
Net Present Value	$936,236	$941,772	$925,204	$913,560	$886,648	$863,162
% Change	-0.6%		-1.8%	-3.0%	-5.9%	-8.3%

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

Derivative Contracts. In the normal course of business, the Company uses derivative instruments to meet the needs of its customers and manage exposure to fluctuations in interest rates. The following table summarizes the aggregate notional amounts, market values and terms of the Company’s derivative positions with derivative market makers as of March 31, 2012.

Outstanding Derivatives Positions

Notional	Net Value	Weighted Average Term (in yrs)
8,224,904	(881,414)	2.9

The following table summarizes the aggregate notional amounts, market values and terms of the Company’s derivative positions with derivative market makers as of December 31, 2011:

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

Changes in Internal Control over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2012, which have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

There have not been any material changes to the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	There were no unregistered sales of equity securities during the period covered by this report.

(b)	None

(c)	None.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

None

Item 6. Exhibits

3.1	Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to Amendment No. 1 to Western Alliance Bancorporation’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on June 7, 2005).

3.2	Amended and Restated By-Laws (incorporated by reference to Exhibit 3.1 to Western Alliance Bancorporation’s Form 8-K filed with the Securities and Exchange Commission on January 25, 2008).

3.3	Certificate of Designations for the Fixed Rate Cumulative Perpetual Preferred Stock, Series A, of Western Alliance Bancorporation (incorporated by reference to Exhibit 3.1 to Western Alliance Bancorporation’s Form 8-K filed with the Securities and Exchange Commission on November 25, 2008).

3.4	Amendment to Amended and Restated By-Laws (incorporated by reference to exhibit 3.1 to Western Alliance Bancorporation’s Form 8-K filed with the Securities and Exchange Commission on September 20, 2010

3.5	Certificate of Amendment to Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to Western Alliance Bancorporation’s Form 8-K filed with the Securities and Exchange Commission on May 3, 2010).

3.6	Certificate of Amendment to Amended and Restated Articles of Incorporation of Western Alliance Bancorporation (incorporated by reference to Exhibit 3.1 to Western Alliance’s Form 8-K filed with the SEC on November 30, 2010).

3.7	Certificate of Designations for the Non-Cumulative Perpetual Preferred Stock, Series B, of Western Alliance Bancorporation (incorporated by reference to Exhibit 3.1 to Western Alliance Bancorporation’s Form 8-K filed with the Securities and Exchange Commission on September 28, 2011).

3.8	Certificate of Correction to the Certificate of Designations for the Non-Cumulative Perpetual Preferred Stock, Series B, of Western Alliance Bancorporation (incorporated by reference to Exhibit 3.9 to Western Alliance’s Form 10-Q filed with the SEC on November 8, 2011).

4.1	Specimen common stock certificate of Western Alliance Bancorporation (incorporated by reference to Exhibit 4.1 of Western Alliance Bancorporation’s Registration Statement on Form S-1, File No. 333-124406, filed with the Securities and Exchange Commission on June 27, 2005, as amended).

4.2	Form of Fixed Rate Cumulative Perpetual Preferred Stock, Series A, stock certificate (incorporated by reference to Exhibit 4.1 to Western Alliance Bancorporation’s Form 8-K filed with the Securities and Exchange Commission on November 25, 2008).

4.3	Form of Warrant to purchase shares of Western Alliance Bancorporation common stock, dated December 12, 2003, together with a schedule of warrant holders (incorporated by reference to Exhibit 10.9 to Western Alliance Bancorporation’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on April 28, 2005).

4.4	Warrant, dated November 21, 2008, by and between Western Alliance Bancorporation and the United States Department of the Treasury (incorporated by reference to Exhibit 4.2 to Western Alliance’s Form 8-K filed with the Securities and Exchange Commission on November 25, 2008).

4.5	Senior Debt Indenture, dated August 25, 2010, between Western Alliance Bancorporation and Wells Fargo Bank, National Association, as trustee. (incorporated by reference to Exhibit 4.1 to Western Alliance’s Form 8-K filed with the SEC on August 25, 2010).

4.6	First Supplemental Indenture, dated August 25, 2010, between Western Alliance Bancorporation and Wells Fargo Bank, National Association, as trustee. (incorporated by reference to Exhibit 4.2 to Western Alliance’s Form 8-K filed with the SEC on August 25, 2010).

4.7	Form of 10.00% Senior Notes due 2015 (incorporated by reference to Exhibit 4.3 to Western Alliance’s Form 8-K filed with the SEC on August 25, 2010).

4.8	Form of Non-Cumulative Perpetual Preferred Stock, Series B, stock certificate (incorporated by reference to Exhibit 4.8 to Western Alliance’s Annual Report on Form 10-K filed with the SEC on March 2, 2012).

31.1	CEO Certification Pursuant to Rule 13a-14(a)/15d-14(a).

31.2	CFO Certification Pursuant to Rule 13a-14(a)/15d-14(a).

32	CEO and CFO Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes – Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WESTERN ALLIANCE BANCORPORATION

Date: May 3, 2012	By:	/s/ Robert Sarver
Robert Sarver
Chief Executive Officer

Date: May 3, 2012	By:	/s/ Dale Gibbons
Dale Gibbons
Executive Vice President and
Chief Financial Officer

Date: May 3, 2012	By:	/s/ J. Kelly Ardrey Jr.
J. Kelly Ardrey Jr.
Senior Vice President and
Chief Accounting Officer

EXHIBIT INDEX

3.1	Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to Amendment No. 1 to Western Alliance Bancorporation’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on June 7, 2005).

3.2	Amended and Restated By-Laws (incorporated by reference to Exhibit 3.1 to Western Alliance Bancorporation’s Form 8-K filed with the Securities and Exchange Commission on January 25, 2008).

3.3	Certificate of Designations for the Fixed Rate Cumulative Perpetual Preferred Stock, Series A, of Western Alliance Bancorporation (incorporated by reference to Exhibit 3.1 to Western Alliance Bancorporation’s Form 8-K filed with the Securities and Exchange Commission on November 25, 2008).

3.4	Amendment to Amended and Restated By-Laws (incorporated by reference to exhibit 3.1 to Western Alliance Bancorporation’s Form 8-K filed with the Securities and Exchange Commission on September 20, 2010).

3.5	Certificate of Amendment to Amended and Restated Articles of Incorporation of Western Alliance Bancorporation (incorporated by reference to Exhibit 3.1 to Western Alliance’s Form 8-K filed with the SEC on May 3, 2010).

3.6	Certificate of Amendment to Amended and Restated Articles of Incorporation of Western Alliance Bancorporation (incorporated by reference to Exhibit 3.1 to Western Alliance’s Form 8-K filed with the SEC on November 30, 2010).

3.7	Certificate of Designations for the Non-Cumulative Perpetual Preferred Stock, Series B, of Western Alliance Bancorporation (incorporated by reference to Exhibit 3.1 to Western Alliance Bancorporation’s Form 8-K filed with the Securities and Exchange Commission on September 28, 2011).

3.8	Certificate of Correction to the Certificate of Designations for the Non-Cumulative Perpetual Preferred Stock, Series B, of Western Alliance Bancorporation (incorporated by reference to Exhibit 3.9 to Western Alliance’s Form 10-Q filed with the SEC on November 8, 2011).

4.1	Specimen common stock certificate of Western Alliance Bancorporation (incorporated by reference to Exhibit 4.1 of Western Alliance Bancorporation’s Registration Statement on Form S-1, File No. 333-124406, filed with the Securities and Exchange Commission on June 27, 2005, as amended).

4.2	Form of Fixed Rate Cumulative Perpetual Preferred Stock, Series A, stock certificate (incorporated by reference to Exhibit 4.1 to Western Alliance Bancorporation’s Form 8-K filed with the Securities and Exchange Commission on November 25, 2008).

4.3	Form of Warrant to purchase shares of Western Alliance Bancorporation common stock, dated December 12, 2003, together with a schedule of warrant holders (incorporated by reference to Exhibit 10.9 to Western Alliance Bancorporation’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on April 28, 2005).

4.4	Warrant, dated November 21, 2008, by and between Western Alliance Bancorporation and the United States Department of the Treasury (incorporated by reference to Exhibit 4.2 to Western Alliance’s Form 8-K filed with the Securities and Exchange Commission on November 25, 2008).

4.5	Senior Debt Indenture, dated August 25, 2010, between Western Alliance Bancorporation and Wells Fargo Bank, National Association, as trustee. (incorporated by reference to Exhibit 4.1 to Western Alliance’s Form 8-K filed with the SEC on August 25, 2010).

4.6	First Supplemental Indenture, dated August 25, 2010, between Western Alliance Bancorporation and Wells Fargo Bank, National Association, as trustee. (incorporated by reference to Exhibit 4.2 to Western Alliance’s Form 8-K filed with the SEC on August 25, 2010).

4.7	Form of 10.00% Senior Notes due 2015 (incorporated by reference to Exhibit 4.3 to Western Alliance’s Form 8-K filed with the SEC on August 25, 2010).

4.8	Form of Non-Cumulative Perpetual Preferred Stock, Series B, stock certificate (incorporated by reference to Exhibit 4.8 to Western Alliance’s Annual Report on Form 10-K filed with the SEC on March 2, 2012).

31.1	CEO Certification Pursuant to Rule 13a-14(a)/15d-14(a).

31.2	CFO Certification Pursuant to Rule 13a-14(a)/15d-14(a).

32	CEO and CFO Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.