Form 10-Q
period 2012-06-30
WESTERN ALLIANCE BANCORPORATION
filed 2012-08-03
CIK 1212545

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2012

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

Common stock issued and outstanding: 83,156,957 shares as of July 31, 2012.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

WESTERN ALLIANCE BANCORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2012	2011
	(unaudited)
	(in thousands, except share amounts)
Assets:
Cash and due from banks	$137,933	$116,866
Interest-bearing demand deposits in other financial institutions	40,987	38,129

Cash and cash equivalents	178,920	154,995
Money market investments	3,630	7,343
Investment securities - measured, at fair value	5,898	6,515
Investment securities - available-for-sale, at fair value; amortized cost of $1,099,963 at June 30, 2012 and $1,198,185 at December 31, 2011	1,107,129	1,190,385
Investment securities - held-to-maturity, at amortized cost; fair value of $284,389 at June 30, 2012 and $290,035 at December 31, 2011	284,891	286,258
Investments in restricted stock, at cost	34,225	33,520
Loans:
Held for investment, net of deferred fees	5,164,858	4,780,069
Less: allowance for credit losses	97,512	99,170

Total loans	5,067,346	4,680,899
Premises and equipment, net	106,895	105,546
Goodwill	25,925	25,925
Other intangible assets, net	8,028	9,807
Other assets acquired through foreclosure, net	76,994	89,104
Bank owned life insurance	136,141	133,898
Deferred tax assets, net	48,159	61,724
Prepaid expenses	13,464	16,470
Other assets	65,882	42,093
Discontinued operations, assets held for sale	45	59

Total assets	$7,163,572	$6,844,541

Liabilities:
Deposits:
Non-interest-bearing demand	$1,842,125	$1,558,211
Interest-bearing	4,159,323	4,100,301

Total deposits	6,001,448	5,658,512
Customer repurchase agreements	86,864	123,626
Other borrowings	303,514	353,321
Junior subordinated debt, at fair value	36,687	36,985
Other liabilities	62,939	35,414

Total liabilities	6,491,452	6,207,858

Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock - par value $.0001 and liquidation value per share of $1,000; 20,000,000 authorized; 141,000 issued and outstanding at June 30, 2012 and December 31, 2011	141,000	141,000
Common stock - par value $.0001; 200,000,000 authorized; 83,157,198 shares issued and outstanding at June 30, 2012 and 82,361,655 at December 31, 2011	8	8
Additional paid in capital	748,159	743,780
Accumulated deficit	(221,338)	(243,512)
Accumulated other comprehensive income (loss)	4,291	(4,593)

Total stockholders’ equity	672,120	636,683

Total liabilities and stockholders’ equity	$7,163,572	$6,844,541

See the accompanying notes.

WESTERN ALLIANCE BANCORPORATION AND SUBSIDIARIES

CONSOLIDATED INCOME STATEMENTS (unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
	(in thousands, except per share amounts)
Interest income:
Loans, including fees	$68,342	$64,919	$136,102	$128,801
Investment securities - taxable	5,815	7,633	12,227	14,530
Investment securities - non-taxable	2,528	13	4,768	33
Dividends - taxable	314	273	594	581
Dividends - non-taxable	732	623	1,385	1,328
Other	115	185	207	339

Total interest income	77,846	73,646	155,283	145,612

Interest expense:
Deposits	4,168	7,548	8,930	15,446
Customer repurchase agreements	58	100	122	186
Other borrowings	2,328	2,023	4,398	4,204
Junior subordinated debt	487	689	971	1,391

Total interest expense	7,041	10,360	14,421	21,227

Net interest income	70,805	63,286	140,862	124,385
Provision for credit losses	13,330	11,891	26,411	21,932

Net interest income after provision for credit losses	57,475	51,395	114,451	102,453

Non-interest income:
Securities impairment charges recognized in earnings	—	(226)	—	(226)
Gain on sales of securities, net	1,110	2,666	1,471	4,045
Mark to market (losses) gains, net	564	336	232	(173)
Service charges and fees	2,317	2,243	4,602	4,527
Other fee revenue	870	1,039	1,870	1,799
Income from bank owned life insurance	1,120	1,822	2,243	3,006
Other	1,416	1,717	2,863	3,449

Total non-interest income (loss)	7,397	9,597	13,281	16,427

Non-interest expense:
Salaries and employee benefits	25,995	22,960	52,659	45,800
Occupancy expense, net	4,669	5,044	9,391	9,898
Net loss on sales/valuations of repossessed assets and bank premises, net	901	8,633	3,552	14,762
Insurance	2,152	2,352	4,202	6,214
Loan and repossessed asset expenses	1,653	2,284	3,337	4,406
Legal, professional and director fees	2,517	2,361	4,089	3,727
Marketing	1,459	1,135	2,830	2,292
Data processing	1,293	928	2,288	1,776
Intangible amortization	890	890	1,779	1,779
Customer service	682	828	1,274	1,720
Merger expenses	—	(109)	—	109
Other	3,220	3,702	6,927	6,672

Total non-interest expense	45,431	51,008	92,328	99,155

Income from continuing operations before provision for income taxes	19,441	9,984	35,404	19,725
Income tax expense	5,259	3,295	9,700	7,324

Income from continuing operations	14,182	6,689	25,704	12,401
Loss from discontinued operations, net of tax benefit	(221)	(460)	(443)	(1,019)

Net income	13,961	6,229	25,261	11,382
Dividends and accretion on preferred stock	1,325	2,503	3,088	5,006

Net income available to common shareholders	$12,636	$3,726	$22,173	$6,376

WESTERN ALLIANCE BANCORPORATION AND SUBSIDIARIES

CONSOLIDATED INCOME STATEMENTS (unaudited)

(continued)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011

Income (loss) per share - basic and diluted
Continuing operations	$0.16	$0.05	$0.28	$0.09
Discontinued	(0.00)	(0.01)	(0.01)	(0.01)

	$0.15	$0.05	$0.27	$0.08

Average number of common shares - basic	81,590	80,883	81,475	80,838
Average number of common shares - diluted	81,955	81,223	82,091	81,119
Dividends declared per common share	$—	$—	$—	$—

See the accompanying notes.

WESTERN ALLIANCE BANCORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(in thousands)
Net income	$13,961	$6,229	$25,261	$11,382

Other comprehensive income, net:
Unrealized gain on securities available-for-sale (AFS), net	4,119	10,505	10,325	6,019
Impairment loss on securities, net	—	144	—	144
Unrealized gain on cash flow hedge, net	8	—	8	—
Realized gain on cash flow hedge, net	—	—	(519)	—
Realized gain on sale of securities AFS included in income, net	(705)	(1,703)	(930)	(2,536)

Net other comprehensive income	3,422	8,946	8,884	3,627

Comprehensive income	$17,383	$15,175	$34,145	$15,009

Amount of impairment losses reclassified out of accumulated other comprehensive income into earnings	$—	$226	$—	$226

Income tax benefit related to impairment losses	$—	$82	$—	$82

See the accompanying notes.

WESTERN ALLIANCE BANCORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (unaudited)

	Preferred Stock		Common Stock		Additional Paid In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
	(in thousands)
Balance, December 31, 2011:	141	$141,000	82,362	$8	$743,780	$(4,593)	$(243,512)	$636,683
Net income	—	—	—	—	—	—	25,261	25,261
Exercise of stock options	—	—	79	—	552	—	—	552
Stock-based compensation	—	—	122	—	1,184	—	—	1,184
Restricted stock grants, net	—	—	595	—	2,643	—	—	2,643
Dividends on preferred stock	—	—	—	—	—	—	(3,088)	(3,088)
Other comprehensive income (loss),	—	—	—	—	—	8,884	—	8,884

Balance, June 30, 2012	141	$141,000	83,158	$8	$748,159	$4,291	$(221,338)	$672,120

See the accompanying notes.

WESTERN ALLIANCE BANCORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Six Months Ended June 30,
	2012	2011
	(in thousands)
Cash flows from operating activities:
Net income	$25,261	$11,382
Adjustments to reconcile net income to cash provided by operating activities:
Provision for credit losses	26,411	21,932
Depreciation and amortization	4,936	5,393
Stock-based compensation	3,827	1,658
Deferred income taxes and income taxes receivable	8,781	6,689
Net amortization of discounts and premiums for investment securities	5,371	4,172
Securities impairment	—	226
(Gains)/Losses on:
Sales of securities, AFS	(1,471)	(4,045)
Derivatives	99	121
Sale of repossessed assets, net	3,573	14,795
Sale of premises and equipment, net	(21)	(33)
Sale of loans, net	6	—
Changes in:
Other assets	8,082	7,311
Other liabilities	(898)	11,745
Fair value of assets and liabilities measured at fair value	(232)	173
Servicing rights, net	9	164

Net cash provided by operating activities	83,734	81,683

Cash flows from investing activities:
Proceeds from loan sales	3,445	—
Proceeds from sale of securities measured at fair value	—	2,907
Principal pay downs and maturities of securities measured at fair value	557	4,177
Proceeds from sale of available-for-sale securities	120,922	286,819
Principal pay downs and maturities of available-for-sale securities	225,833	109,234
Purchase of available-for-sale securities	(251,072)	(242,658)
Purchases of securities held-to-maturity	(3)	(35,157)
Proceeds from maturities of securities held-to-maturity	3	640
Loan originations and principal collections, net	(425,010)	(219,857)
Investment in money market	3,713	13,988
Liquidation of restricted stock	(705)	991
Purchase of investment tax credits	(3,883)	—
Sale and purchase of premises and equipment, net	(4,485)	1,549
Proceeds from sale of other real estate owned and repossessed assets, net	17,238	27,566

Net cash (used) in investing activities	(313,447)	(49,801)

WESTERN ALLIANCE BANCORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(continued)

	Six Months Ended June 30,
	2012	2011
	(in thousands)
Cash flows from financing activities:
Net increase in deposits	342,936	249,879
Net increase (decrease) in borrowings	(86,762)	39,241
Exercise of stock options	552	312
Cash dividends paid on preferred stock	(3,088)	(3,500)

Net cash provided by financing activities	253,638	285,932

Net increase in cash and cash equivalents	23,925	317,814
Cash and cash equivalents at beginning of year	154,995	216,746

Cash and cash equivalents at end of period	$178,920	$534,560

Supplemental disclosure:
Cash paid during the period for:
Interest	$14,801	$21,297
Income taxes	1,290	—
Non-cash investing and financing activity:
Transfers to other assets acquired through foreclosure, net	8,701	20,438
Unfunded commitments to purchase investment tax credits	28,617	—

See the accompanying notes.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of operations

Western Alliance Bancorporation (“WAL” or “the Company”), incorporated under the laws of the state of Nevada, is a bank holding company providing full service banking and related services to locally owned businesses, professional firms, real estate developers and investors, local non-profit organizations, high net worth individuals and other consumers through its three wholly owned subsidiary banks: Bank of Nevada, operating in Southern Nevada, Western Alliance Bank, operating in Arizona and Northern Nevada and Torrey Pines Bank, operating in California. In addition, its non-bank subsidiaries, Shine Investment Advisory Services, Inc. and Western Alliance Equipment Finance, offer an array of financial products and services aimed at satisfying the needs of small to mid-sized businesses and their proprietors, including financial planning, investment advice, and equipment finance nationwide. These entities are collectively referred to herein as the Company.

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

BON has three wholly-owned subsidiaries: BW Real Estate, Inc. which operates as a real estate investment trust and holds certain of BON’s real estate loans and related securities; BON Investments, Inc., which holds certain investment securities; and BW Nevada Holdings, LLC, which owns the Company’s 2700 West Sahara Avenue, Las Vegas, Nevada location.

WAB has one wholly-owned subsidiary, WAB Investments, Inc., which holds certain investment securities, and TPB has one wholly-owned subsidiary, TPB Investments, Inc., which holds certain investment securities.

The Company does not have any other entities that should be considered for consolidation. All significant intercompany balances and transactions have been eliminated in consolidation.

Reclassifications

Certain amounts in the consolidated financial statements as of December 31, 2011 and for the three and six months ended June 30, 2011 have been reclassified to conform to the current presentation. The reclassifications have no effect on net income or stockholders’ equity as previously reported.

Interim financial information

The accompanying unaudited consolidated financial statements as of June 30, 2012 and 2011 have been prepared in condensed format, and therefore do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These statements have been prepared on a basis that is substantially consistent with the accounting principles applied to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2011.

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

Investment securities

Investment securities may be classified as held-to-maturity (“HTM”), available-for-sale (“AFS”) or trading. The appropriate classification is initially decided at the time of purchase. Securities classified as held-to-maturity are those debt securities the Company has both the intent and ability to hold to maturity regardless of changes in market conditions, liquidity needs or general economic conditions. These securities are carried at amortized cost. The sale of a security within three months of its maturity date or after the majority of the principal outstanding has been collected is considered a maturity for purposes of classification and disclosure.

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

The Company uses an appraised value method to determine the need for a reserve on impaired, collateral dependent loans and further discounts the appraisal for disposition costs. Generally, the Company obtains independent collateral valuation analysis for each loan every six months.

The general allowance covers all non-impaired loans and is based on historical loss experience adjusted for the various qualitative and quantitative factors listed above. The change in the allowance from one reporting period to the next may not directly correlate to the rate of change of the nonperforming loans for the following reasons:

1. A loan moving from impaired performing to impaired nonperforming does not mandate an increased reserve. The individual account is evaluated for a specific reserve requirement when the loan moves to impaired status, not when it moves to nonperforming status, and is reevaluated at each subsequent reporting period. Because our nonperforming loans are predominately collateral dependent, reserves are primarily based on collateral value, which is not affected by borrower performance, but rather by market conditions.

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

Other assets acquired through foreclosure

Other assets acquired through foreclosure consist primarily of properties acquired as a result of, or in-lieu-of, foreclosure. Properties or other assets (primarily repossessed assets formerly leased) are classified as other real estate owned and other repossessed property and are initially reported at fair value of the asset less estimated selling costs. Subsequent adjustments are based on the lower of carrying value or fair value, less estimated costs to sell the property. Costs relating to the development or improvement of the assets are capitalized and costs relating to holding the assets are charged to non-interest expense. Property is evaluated regularly to ensure the recorded amount is supported by its current fair value and valuation allowances.

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

Although realization is not assured, the Company believes that the realization of the recognized net deferred tax asset of $48.2 million at June 30, 2012 is more likely than not based on expectations as to future taxable income and based on available tax planning strategies as defined in FASB ASC 740, Income Taxes (“ASC 740”) that could be implemented if necessary to prevent a carryforward from expiring.

The most significant source of these timing differences are the credit loss reserve and net operating loss carryforwards, which account for substantially all of the net deferred tax asset.

As a result of the losses incurred in 2009 and 2010, the Company is in a three-year cumulative pretax loss position at June 30, 2012. A cumulative loss position is considered significant negative evidence in assessing the realizability of a deferred tax asset. The Company has concluded that there is sufficient positive evidence to overcome this negative evidence. This positive evidence includes recent positive financial performance in 2011 and the first two quarters of 2012, and Company forecasts, exclusive of tax planning strategies, that show full utilization of the net operating losses by the end of 2013 based on current projections. In addition, the Company has evaluated tax planning strategies, including potential sales of businesses and assets in which it could realize the excess of appreciated value over the tax basis of its assets. The amount of deferred tax assets considered realizable, however, could be significantly reduced in the near term if estimates of future taxable income during the carryforward period are significantly lower than forecasted due to deterioration in market conditions.

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

Fair values of financial instruments

The Company uses fair value measurements to record fair value adjustments to certain assets and liabilities. FASB ASC 820, Fair Value Measurements and Disclosures (“ASC 820”) establishes a framework for measuring fair value, establishes a three-level valuation hierarchy for disclosure of fair value measurement and enhances disclosure requirements for fair value measurements. The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. The Company uses various valuation approaches, including market, income and/or cost approaches. ASC 820 establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that observable inputs be used when available. Observable inputs are inputs that market participants would use in pricing the asset or liability developed based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s assumptions about the factors market participants would consider in pricing the asset or liability developed based on the best information available in the circumstances. The hierarchy is broken down into three levels based on the reliability of inputs, as follows:

•	Level 1 - Observable quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.

•

Level 2 - Observable quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, matrix pricing or model-based valuation techniques where all significant assumptions are observable, either directly or indirectly in the market.

•

Level 3 - Model-based techniques where all significant assumptions are not observable, either directly or indirectly, in the market. These unobservable assumptions reflect our own estimates of assumptions that market participants would use in pricing the asset or liability. Valuation techniques may include use of discounted cash flow models and similar techniques.

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

Management uses its best judgment in estimating the fair value of the Company’s financial instruments; however, there are inherent limitations in any estimation technique. Therefore, for substantially all financial instruments, the fair value estimates presented herein are not necessarily indicative of the amounts the Company could have realized in a sales transaction at June 30, 2012 or December 31, 2011. The estimated fair value amounts for June 30, 2012 and December 31, 2011 have been measured as of period-end, and have not been reevaluated or updated for purposes of these consolidated financial statements subsequent to those dates. As such, the estimated fair values of these financial instruments subsequent to the reporting date may be different than the amounts reported at the period-end.

The information on page 40 in Note 9, “Fair Value Accounting,” should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only required for a limited portion of the Company’s assets and liabilities.

Due to the wide range of valuation techniques and the degree of subjectivity used in making the estimate, comparisons between the Company’s disclosures and those of other companies or banks may not be meaningful.

The following methods and assumptions were used by the Company in estimating the fair value of its financial instruments:

Cash and cash equivalents

The carrying amounts reported in the consolidated balance sheets for cash and due from banks approximate their fair value.

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

Loans

Fair value for loans is estimated based on discounted cash flows using interest rates currently being offered for loans with similar terms to borrowers with similar credit quality with adjustments that the Company believes a market participant would consider in determining fair value based on a third party independent valuation. As a result, the fair value for loans disclosed in Note 9, “Fair Value Accounting,” is categorized as Level 2 in the fair value hierarchy.

Accrued interest receivable and payable

The carrying amounts reported in the consolidated balance sheets for accrued interest receivable and payable approximate their fair value. Accrued interest receivable and payable fair value measurements disclosed in Note 9 “Fair Accounting,” are classified as Level 3 in the fair value hierarchy.

Derivative financial instruments

All derivatives are recognized on the balance sheet at their fair value. The fair value for derivatives is determined based on market prices, broker-dealer quotations on similar product or other related input parameters. As a result, the fair values have been categorized as Level 2 in the fair value hierarchy.

Deposit liabilities

The fair value disclosed for demand and savings deposits is by definition equal to the amount payable on demand at their reporting date (that is, their carrying amount) which the Company believes a market participant would consider in determining fair value. The carrying amount for variable-rate deposit accounts approximates their fair value. Fair values for fixed-rate certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities on these deposits. The fair value measurement of the deposit liabilities disclosed in Note 9, “Fair Value Accounting,” is categorized as Level 2 in the fair value hierarchy.

Federal Home Loan Bank and Federal Reserve advances and other borrowings

The fair values of the Company’s borrowings are estimated using discounted cash flow analyses, based on the market rates for similar types of borrowing arrangements. The other borrowings have been categorized as Level 3 in the fair value hierarchy. The FHLB and FRB advances have been categorized as Level 2 in the fair value hierarchy due to their short durations.

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

Recent Accounting Pronouncements

In April 2011, the FASB issued guidance within ASU 2011-03 “Reconsideration of Effective Control for Repurchase Agreements.” The amendments in ASU 2011-03 remove from the assessment of effective control (1) the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms, even in the event of default by the transferee, and (2) the collateral maintenance implementation guidance related to that criterion. The adoption of this guidance did not have a material impact on the Company’s consolidated statement of income, its consolidated balance sheet, or its consolidated statement of cash flows.

In May 2011, the FASB issued guidance within ASU 2011-04 “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” The amendments in ASU 2011-04 generally represent clarifications of Topic 820, Fair Value Measurement but also include some instances where a particular principle or requirement for measuring fair value or disclosing information about fair value measurements has changed. This update results in common principles and requirements for measuring fair value and for disclosing information about fair value measurements in accordance with U.S. GAAP and International Financial Reporting Standards (“IFRS”). The adoption of this guidance did not have a material impact on the Company’s consolidated statement of income, its consolidated balance sheet, or its consolidated statement of cash flows. See note 9 “Fair Value Accounting” for the enhanced disclosures required by ASU 2011-04.

In June 2011, the FASB issued guidance within ASU 2011-05 “Presentation of Comprehensive Income.” The amendments in ASU 2011-05 to Topic 220, Comprehensive Income, allow an entity the option to present the total comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. This update eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. The amendments do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. The adoption of this guidance did not have a material impact on the Company’s consolidated statement of income, its consolidated balance sheet, or its consolidated statement of cash flows.

2. DISCONTINUED OPERATIONS AND ASSETS HELD FOR SALE

In the first quarter of 2010, the Company decided to discontinue its affinity credit card platform, PartnersFirst, and has presented certain activities as discontinued operations. The Company transferred certain assets to held-for-sale and reported a portion of its operations as discontinued. At June 30, 2012 and December 31, 2011, the Company had $34.6 million and $38.9 million, respectively, of outstanding credit card loans which will have continuing cash flows related to the collection of these loans. These credit card loans are included in loans held for investment as of June 30, 2012 and December 31, 2011.

The following table summarizes the operating results of the discontinued operations for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
	(in thousands)
Affinity card revenue	$336	$399	$631	$770
Non-interest expenses	(717)	(1,192)	(1,395)	(2,527)

Loss before income taxes	(381)	(793)	(764)	(1,757)
Income tax benefit	(160)	(333)	(321)	(738)

Net loss	$(221)	$(460)	$(443)	$(1,019)

3. EARNINGS PER SHARE

Diluted earnings per share is based on the weighted average outstanding common shares during each period, including common stock equivalents. Basic earnings per share is based on the weighted average outstanding common shares during the period.

Basic and diluted earnings per share, based on the weighted average outstanding shares, are summarized as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
	(in thousands, except per share amounts)
Weighted average shares - Basic	81,590	80,883	81,475	80,838
Dilutive effect of options	365	341	616	281

Weighted average shares - Diluted	81,955	81,224	82,091	81,119

Net income available to common stockholders	$12,636	$3,726	$22,173	$6,376
Earnings per share - Basic	0.15	0.05	0.27	0.08
Earnings per share - Diluted	0.15	0.05	0.27	0.08

The Company had 1,071,030 and 2,092,932 stock options outstanding as of June 30, 2012 and December 31, 2011, respectively, that were not included in the computation of diluted earnings per common share because their effect would be anti-dilutive.

4. INVESTMENT SECURITIES

Carrying amounts and fair values of investment securities at the end of the period indicated are summarized as follows:

	June 30, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
	(in thousands)
Securities held-to-maturity
Collateralized debt obligations	$50	$972	$—	$1,022
Corporate bonds	102,784	478	(5,221)	98,041
Municipal obligations (1)	180,557	3,344	(75)	183,826
CRA investments	1,500	—	—	1,500

	$284,891	$4,794	$(5,296)	$284,389

	Amortized Cost	OTTI Recognized in Other Comprehensive Loss	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
	(in thousands)
Securities available-for-sale
U.S. Government-sponsored agency securities	$30,012	$—	$51	$—	$30,063
Municipal obligations (1)	47,058	—	147	(562)	46,643
Adjustable-rate preferred stock	74,881	—	3,560	(1,884)	76,557
Mutual funds (2)	28,978	—	1,157	—	30,135
Corporate bonds	5,000	—	—	(37)	4,963
Direct U.S. obligations and GSE residential mortgage-backed securities (3)	830,591	—	14,378	(76)	844,893
Private label residential mortgage-backed securities	22,967	(1,811)	1,818	(934)	22,040
Private label commercial mortgage-backed securities	5,414	—	202	—	5,616
Trust preferred securities	32,001	—	—	(9,806)	22,195
CRA investments	23,061	—	963	—	24,024

	$1,099,963	$(1,811)	$22,276	$(13,299)	$1,107,129

Securities measured at fair value
Direct U.S. obligations and GSE residential mortgage-backed securities (3)					$5,898

(1)	These consist of revenue obligations.
(2)	These are investment grade corporate bonds.
(3)	These are primarily agency collateralized mortgage obligations.

	December 31, 2011
	(in thousands)
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
	(in thousands)
Securities held-to-maturity
Collateralized debt obligations	$50	$972	$—	$1,022
Corporate bonds	102,785	171	(2,029)	100,927
Municipal obligations (1)	181,923	4,695	(32)	186,586
CRA investments	1,500	—	—	1,500

	$286,258	$5,838	$(2,061)	$290,035

	Amortized Cost	OTTI Recognized in Other Comprehensive Loss	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
	(in thousands)
Securities available-for-sale
U.S. Government-sponsored agency securities	$155,898	$—	$368	$(55)	$156,211
Municipal obligations (1)	5,555	—	47	(16)	5,586
Adjustable-rate preferred stock	59,661	—	1,157	(6,142)	54,676
Mutual funds (2)	28,978	—	65	(179)	28,864
Corporate bonds	5,000	—	—	(425)	4,575
Direct U.S. obligations and GSE residential mortgage-backed securities (3)	855,828	—	9,095	(339)	864,584
Private label residential mortgage-backed securities	26,953	(1,811)	1,815	(1,173)	25,784
Private label commercial mortgage-backed securities	5,461	—	—	(30)	5,431
Trust preferred securities	32,016	—	—	(10,857)	21,159
CRA investments	22,835	—	680	—	23,515

	$1,198,185	$(1,811)	$13,227	$(19,216)	$1,190,385

Securities measured at fair value
Direct U.S. obligations and GSE residential mortgage-backed securities (3)					$6,515

(1)	These consist of revenue obligations.
(2)	These are investment grade corporate bonds.
(3)	These are primarily agency collateralized mortgage obligations.

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

Gross unrealized losses at June 30, 2012 are primarily caused by interest rate fluctuations, credit spread widening and reduced liquidity in applicable markets. The Company has reviewed securities on which there is an unrealized loss in accordance with its accounting policy for OTTI described above and determined there were no securities impairment charges for the three and six months ended June 30, 2012 and $0.2 million for the three and six months ended June 30, 2011. The impairment charges are attributed to the unrealized losses in the Company’s CDO portfolio.

The Company does not consider any other securities to be other-than-temporarily impaired as of June 30, 2012 and December 31, 2011. OTTI is reassessed quarterly. No assurance can be made that additional OTTI will not occur in future periods.

Information pertaining to securities with gross unrealized losses at June 30, 2012 and December 31, 2011, aggregated by investment category and length of time that individual securities have been in a continuous loss position follows:

	June 30, 2012
	Less Than Twelve Months		More Than Twelve Months		Total
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(in thousands)
Securities held-to-maturity
Corporate bonds	$1,151	$28,813	$4,070	$60,930	$5,221	$89,743
Municipal obligations	75	23,255	—	—	75	23,255

	$1,226	$52,068	$4,070	$60,930	$5,296	$112,998

Securities available-for-sale
Adjustable-rate preferred stock	$373	$8,340	$1,511	$7,610	$1,884	$15,950
Mutual funds	—	—	—	—	—	—
Corporate bonds	37	4,963	—	—	37	4,963
Direct U.S obligations and GSE residential mortgage-backed securities	5	10,125	71	8,057	76	18,182
Municipal obligations	562	27,838	—	—	562	27,838
Private label residential mortgage-backed securities	812	14,091	122	7,279	934	21,370
Private label commercial mortgage-backed securities	—	—	—	—	—	—
Trust preferred securities	—	—	9,806	22,195	9,806	22,195

	$1,789	$65,357	$11,510	$45,141	$13,299	$110,498

	December 31, 2011
	Less Than Twelve Months		Over Twelve Months		Total
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(in thousands)
Securities held-to-maturity
Corporate bonds	$2,029	$77,931	$—	$—	$2,029	$77,931
Municipal obligations	32	7,774	—	—	32	7,774

	$2,061	$85,705	$—	$—	$2,061	$85,705

Securities available-for-sale
U.S. Government-sponsored agency securities	$55	$9,944	$—	$—	$55	$9,944
Adjustable-rate preferred stock	6,142	26,335	—	—	6,142	26,335
Mutual funds	179	15,879	—	—	179	15,879
Corporate bonds	425	4,575	—	—	425	4,575
Direct U.S obligations and GSE residential mortgage-backed securities	222	54,668	117	15,239	339	69,907
Municipal obligations	16	2,640	—	—	16	2,640
Private label residential mortgage-backed securities	465	20,045	708	5,034	1,173	25,079
Private label commercial mortgage-backed securities	30	5,431	—	—	30	5,431
Trust preferred securities	—	—	10,857	21,159	10,857	21,159

	$7,534	$139,517	$11,682	$41,432	$19,216	$180,949

At June 30, 2012 and December 31, 2011, the Company’s unrealized losses relate primarily to interest rate fluctuations, credit spreads widening and reduced liquidity in applicable markets. The total number of securities in an unrealized loss position at June 30, 2012 was 91 compared to 106 at December 31, 2011. In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and industry analysis reports. Since material downgrades have not occurred and management does not intend to sell the debt securities for the foreseeable future, none of the securities described in the above table or in this paragraph were deemed to be other than temporarily impaired.

At June 30, 2012, the net unrealized loss on trust preferred securities classified as AFS was $9.8 million, compared with $10.9 million at December 31, 2011. The Company actively monitors its debt and other structured securities portfolios classified as AFS for declines in fair value.

The amortized cost and fair value of securities as of June 30, 2012 and December 31, 2011, by contractual maturities, are shown below. The actual maturities of the mortgage-backed securities may differ from their contractual maturities because the loans underlying the securities may be repaid without any penalties due to borrowers that have the right to call or prepay obligations with or without call or prepayment penalties. Therefore, these securities are listed separately in the maturity summary.

	June 30, 2012		December 31, 2011
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value
	(in thousands)
Securities held-to-maturity
Due in one year or less	$1,500	$1,500	$1,500	$1,500
After one year through five years	8,395	8,395	8,389	8,093
After five years through ten years	114,515	110,226	114,748	114,098
After ten years	160,481	164,268	161,621	166,344

	$284,891	$284,389	$286,258	$290,035

Securities available-for-sale
Due in one year or less	$57,877	$60,249	$52,815	$53,399
After one year through five years	13,828	14,446	20,445	20,635
After five years through ten years	33,606	34,856	134,935	135,420
After ten years	164,061	152,685	134,162	116,347
Mortgage backed securities	830,591	844,893	855,828	864,584

	$1,099,963	$1,107,129	$1,198,185	$1,190,385

The following table summarizes the Company’s investment ratings position as of June 30, 2012:

	As of June 30, 2012
	AAA	Split-rated AAA/AA+	AA+ to AA-	A+ to A-	BBB+ to BBB-	BB+ and below	Totals
	(in thousands)
Municipal obligations	$8,197	$—	$128,645	$81,297	$8,783	$278	$227,200
Direct U.S. obligations & GSE residential mortgage-backed securities	—	850,791	—	—	—	—	850,791
Private label residential mortgage-backed securities	1,738	—	3,495	14,733	—	2,074	22,040
Private label commercial mortgage-backed securities	5,616	—	—	—	—	—	5,616
Mutual funds (3)	—	—	—	—	30,135	—	30,135
U.S. Government-sponsored agency securities	—	30,063	—	—	—	—	30,063
Adjustable-rate preferred stock	—	—	—	—	64,823	7,637	72,460
Trust preferred securities	—	—	—	—	22,195	—	22,195
Collateralized debt obligations	—	—	—	—	—	50	50
Corporate bonds	—	—	2,696	80,051	25,000	—	107,747

Total (1) (2)	$15,551	$880,854	$134,836	$176,081	$150,936	$10,039	$1,368,297

(1)	The Company used the average credit rating of the combination of S&P, Moody’s and Fitch in the above table where ratings differed.
(2)	Securities values are shown at carrying value as of June 30, 2012. Unrated securities consist of CRA investments with a carrying value of $24 million, ARPS with a carrying value of $4.1 million and an other investment of $1.5 million.
(3)	At least 80% of mutual funds are investment grade corporate bonds.

The following table summarizes the Company’s investment ratings position as of December 31, 2011.

	As of December 31, 2011
	AAA	Split-rated AAA/AA+	AA+ to AA-	A+ to A-	BBB+ to BBB-	BB+ and below	Totals
	(in thousands)
Municipal obligations	$8,273	$—	$109,159	$60,949	$8,855	$273	$187,509
Direct U.S. obligations & GSE residential mortgage-backed securities	—	871,099	—	—	—	—	871,099
Private label residential mortgage-backed securities	13,349	—	4,104	6,438	—	1,893	25,784
Private label commercial mortgage-backed securities	5,431	—	—	—	—	—	5,431
Mutual funds (3)	—	—	—	—	28,864	—	28,864
U.S. Government-sponsored agency securities	—	156,211	—	—	—	—	156,211
Adjustable-rate preferred stock	—	—	—	—	46,530	7,126	53,656
Trust preferred securities	—	—	—	—	21,159	—	21,159
Collateralized debt obligations	—	—	—	—	—	50	50
Corporate bonds	2,695	—	15,130	64,535	15,000	—	97,360

Total (1) (2)	$29,748	$1,027,310	$128,393	$131,922	$120,408	$9,342	$1,447,123

(1)	The Company used the average credit rating of the combination of S&P, Moody’s and Fitch in the above table where ratings differed.
(2)	Securities values are shown at carrying value as of December 31, 2011. Unrated securities consist of CRA investments with a carrying value of $23.5 million, an HTM Corporate security with a carrying value of $10.0 million, one ARPS with a carrying value of $1.0 million and an other investment of $1.5 million.
(3)	At least 80% of mutual funds are investment grade corporate bonds.

Securities with carrying amounts of approximately $619.4 million and $675.0 million at June 30, 2012 and December 31, 2011, respectively, were pledged for various purposes as required or permitted by law.

The following table presents gross gains and (losses) on sales of investment securities:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2012	2011	2012	2011
	(in thousands)
Gross gains	$1,157	$2,686	$1,713	$4,066
Gross (losses)	(47)	(20)	(242)	(21)

	$1,110	$2,666	$1,471	$4,045

5. LOANS, LEASES AND ALLOWANCE FOR CREDIT LOSSES

The composition of the Company’s loans held for investment portfolio is as follows:

	June 30, 2012	December 31, 2011
	(in thousands)
Commercial real estate - owner occupied	$1,310,340	$1,252,182
Commercial real estate - non-owner occupied	1,440,353	1,301,172
Commercial and industrial	1,262,834	1,120,107
Residential real estate	430,414	443,020
Construction and land development	360,595	381,676
Commercial leases	310,801	216,475
Consumer	55,825	72,504
Deferred fees and unearned income, net	(6,304)	(7,067)

	5,164,858	4,780,069
Allowance for credit losses	(97,512)	(99,170)

Total	$5,067,346	$4,680,899

The following table presents the contractual aging of the recorded investment in past due loans by class of loans excluding deferred fees:

	June 30, 2012
	Current	30-59 Days Past Due	60-89 Days Past Due	Over 90 days Past Due	Total Past Due	Total
	(in thousands)
Commercial real estate
Owner occupied	$1,288,060	$8,028	$2,368	$11,884	$22,280	$1,310,340
Non-owner occupied	1,257,071	738	—	2,150	2,888	1,259,959
Multi-family	180,186	—	—	208	208	180,394
Commercial and industrial
Commercial	1,252,707	6,255	1,505	2,367	10,127	1,262,834
Leases	310,298	—	—	503	503	310,801
Construction and land development
Construction	199,786	—	—	—	—	199,786
Land	147,940	1,632	2,063	9,174	12,869	160,809
Residential real estate	415,478	1,123	1,358	12,455	14,936	430,414
Consumer	54,270	326	239	990	1,555	55,825

Total loans	$5,105,796	$18,102	$7,533	$39,731	$65,366	$5,171,162

	December 31, 2011
	Current	30-59 Days Past Due	60-89 Days Past Due	Over 90 days Past Due	Total Past Due	Total
	(in thousands)
Commercial real estate
Owner occupied	$1,235,707	$3,150	$2,488	$10,837	$16,475	$1,252,182
Non-owner occupied	1,168,616	—	2,365	5,051	7,416	1,176,032
Multi-family	124,855	—	—	285	285	125,140
Commercial and industrial
Commercial	1,114,881	683	1,146	3,397	5,226	1,120,107
Leases	216,475	—	—	—	—	216,475
Construction and land development
Construction	210,843	—	—	3,434	3,434	214,277
Land	151,618	6,217	375	9,189	15,781	167,399
Residential real estate	424,086	2,349	4,030	12,555	18,934	443,020
Consumer	70,759	376	602	767	1,745	72,504

Total loans	$4,717,840	$12,775	$11,006	$45,515	$69,296	$4,787,136

The following table presents the recorded investment in nonaccrual loans and loans past due ninety days or more and still accruing interest by class of loans:

	June 30, 2012				December 31, 2011
	Non-accrual loans			Loans past due 90 days or more and still accruing	Non-accrual loans			Loans past due 90 days or more and still accruing
	Current	Past Due/ Delinquent	Total Non-accrual		Current	Past Due/ Delinquent	Total Non-accrual
	(in thousands)
Commercial real estate
Owner occupied	$14,673	$17,811	$32,484	$—	$6,951	$14,202	$21,153	$439
Non-owner occupied	19,441	2,150	21,591	—	8,834	7,416	16,250	—
Multi-family	749	208	957	—	331	285	616	—
Commercial and industrial
Commercial	7,102	5,778	12,880		3,789	3,029	6,818	523
Leases	534	503	1,037	—	592	—	592	—
Construction and land development
Construction	—	—	—	—	11,011	3,435	14,446	—
Land	3,574	11,566	15,140		2,615	11,752	14,367	860
Residential real estate	7,241	12,514	19,755		2,891	12,856	15,747	—
Consumer	285	195	480	795	403	—	403	767

Total	$53,599	$50,725	$104,324	$795	$37,417	$52,975	$90,392	$2,589

The reduction in interest income associated with loans on nonaccrual status was approximately $1.5 million and $2.9 million for the three and six months ended June 30, 2012, respectively, and $1.5 million and $2.3 million for the three and six months ended June 30, 2011, respectively.

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

	June 30, 2012
	Pass	Watch	Substandard	Doubtful	Loss	Total
	(in thousands)
Commercial real estate
Owner occupied	$1,194,772	$50,667	$64,901	$—	$—	$1,310,340
Non-owner occupied	1,176,396	13,719	69,844	—	—	1,259,959
Multi-family	179,437	—	957	—	—	180,394
Commercial and industrial
Commercial	1,221,199	13,018	26,831	1,786	—	1,262,834
Leases	309,636	128	1,037	—	—	310,801
Construction and land development
Construction	199,584	202	—	—	—	199,786
Land	115,772	7,132	37,905	—	—	160,809
Residential real estate	390,861	6,262	33,232	59	—	430,414
Consumer	53,448	797	1,580	—	—	55,825

Total	$4,841,105	$91,925	$236,287	$1,845	$—	$5,171,162

	June 30, 2012
	Pass	Watch	Substandard	Doubtful	Loss	Total
	(in thousands)
Current (up to 29 days past due)	$4,838,455	$89,236	$178,105	$—	$—	$5,105,796
Past due 30 - 59 days	1,616	2,450	13,977	59	—	18,102
Past due 60 - 89 days	1,034	239	6,260	—	—	7,533
Past due 90 days or more	—	—	37,945	1,786	—	39,731

Total	$4,841,105	$91,925	$236,287	$1,845	$—	$5,171,162

	December 31, 2011
	Pass	Watch	Substandard	Doubtful	Loss	Total
	(in thousands)
Commercial real estate
Owner occupied	$1,139,776	$67,220	$45,186	$—	$—	$1,252,182
Non-owner occupied	1,103,593	33,470	38,969	—	—	1,176,032
Multi-family	123,917	414	809	—	—	125,140
Commercial and industrial
Commercial	1,067,602	20,657	31,648	200	—	1,120,107
Leases	215,778	105	592	—	—	216,475
Construction and land development
Construction	193,248	3,087	17,942	—	—	214,277
Land	120,858	8,551	37,990	—	—	167,399
Residential real estate	405,398	12,637	24,985	—	—	443,020
Consumer	68,546	971	2,987	—	—	72,504

Total	$4,438,716	$147,112	$201,108	$200	$—	$4,787,136

	December 31, 2011
	Pass	Watch	Substandard	Doubtful	Loss	Total
	(in thousands)
Current (up to 29 days past due)	$4,429,291	$143,908	$144,641	$—	$—	$4,717,840
Past due 30 - 59 days	6,475	661	5,639	—	—	12,775
Past due 60 - 89 days	2,950	2,104	5,952	—	—	11,006
Past due 90 days or more	—	439	44,876	200	—	45,515

Total	$4,438,716	$147,112	$201,108	$200	$—	$4,787,136

The table below reflects recorded investment in loans classified as impaired:

	June 30,	December 31,
	2012	2011
	(in thousands)
Impaired loans with a specific valuation allowance under ASC 310	$48,701	$28,631
Impaired loans without a specific valuation allowance under ASC 310	176,720	180,860

Total impaired loans	$225,421	$209,491

Valuation allowance related to impaired loans	$(14,445)	$(10,377)

The following table presents the impaired loans by class:

	June 30,	December 31,
	2012	2011
	(in thousands)
Commercial real estate
Owner occupied	$61,997	$46,780
Non-owner occupied	57,297	43,123
Multi-family	957	809
Commercial and industrial
Commercial	28,417	25,138
Leases	1,037	592
Construction and land development
Construction	—	20,827
Land	37,971	41,084
Residential real estate	36,842	28,850
Consumer	903	2,288

Total	$225,421	$209,491

A valuation allowance is established for an impaired loan when the fair value of the loan is less than the recorded investment. In certain cases, portions of impaired loans have been charged-off to realizable value instead of establishing a valuation allowance and are included, when applicable, in the table above as “Impaired loans without specific valuation allowance under ASC 310.” The valuation allowance disclosed above is included in the allowance for credit losses reported in the consolidated balance sheets as of June 30, 2012 and December 31, 2011.

The following table presents average investment in impaired loans by loan class:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
	(in thousands)
Commercial real estate
Owner occupied	$57,466	$59,990	$53,210	$58,652
Non-owner occupied	55,401	43,274	56,046	50,744
Multi-family	1,125	1,680	1,034	2,326
Commercial and industrial
Commercial	27,298	13,530	26,337	12,057
Leases	892	3,339	744	3,522
Construction and land development
Construction	—	28,150	1,972	28,704
Land	37,813	24,521	38,553	23,796
Residential real estate	34,614	34,899	32,943	37,057
Consumer	1,044	483	1,487	556

Total	$215,653	$209,866	$212,326	$217,414

The following table presents interest income on impaired loans by class:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
	(in thousands)
Commercial real estate
Owner occupied	$441	$802	$855	$1,153
Non-owner occupied	553	601	1,012	1,177
Multi-family	—	5	—	9
Commercial and industrial
Commercial	259	41	514	99
Leases	—	—	—	—
Construction and land development
Construction	—	137	—	272
Land	344	159	696	395
Residential real estate	63	133	121	189
Consumer	7	3	18	7

Total	$1,667	$1,881	$3,216	$3,301

The Company is not committed to lend significant additional funds on these impaired loans.

The following table summarizes nonperforming assets:

	June 30,	December 31,
	2012	2011
	(in thousands)
Nonaccrual loans	$104,324	$90,392
Loans past due 90 days or more on accrual status	795	2,589
Troubled debt restructured loans	115,036	112,483

Total nonperforming loans	220,155	205,464
Foreclosed collateral	76,994	89,104

Total nonperforming assets	$297,149	$294,568

Allowance for Credit Losses

The following table summarizes the changes in the allowance for credit losses by portfolio type:

	For the Three Months Ended June 30,
	Construction and Land Development	Commercial Real Estate	Residential Real Estate	Commercial and Industrial	Consumer	Total
	(in thousands)
2012
Beginning Balance	$12,753	$35,118	$18,732	$26,901	$4,618	$98,122
Charge-offs	3,185	5,641	2,094	4,933	770	16,623
Recoveries	217	561	274	1,417	214	2,683
Provision	3,593	6,695	45	2,747	250	13,330

Ending balance	$13,378	$36,733	$16,957	$26,132	$4,312	$97,512

2011
Beginning Balance	$17,643	$34,089	$21,538	$27,601	$5,262	$106,133
Charge-offs	1,516	4,286	3,339	5,926	1,005	16,072
Recoveries	677	804	172	726	44	2,423
Provision	109	4,455	2,905	3,688	734	11,891

Ending balance	$16,913	$35,062	$21,276	$26,089	$5,035	$104,375

	For the Six Months Ended June 30,
	Construction and Land Development	Commercial Real Estate	Residential Real Estate	Commercial and Industrial	Consumer	Total
	(in thousands)
2012
Beginning Balance	$14,195	$35,031	$19,134	$25,535	$5,275	$99,170
Charge-offs	8,272	10,553	3,514	8,587	2,772	33,698
Recoveries	303	2,264	612	2,194	256	5,629
Provision	7,152	9,991	725	6,990	1,553	26,411

Ending balance	$13,378	$36,733	$16,957	$26,132	$4,312	$97,512

2011
Beginning Balance	$20,587	$33,043	$20,889	$30,782	$5,398	$110,699
Charge-offs	5,714	10,400	6,621	7,333	2,621	32,689
Recoveries	1,093	1,275	441	1,555	69	4,433
Provision	947	11,144	6,567	1,085	2,189	21,932

Ending balance	$16,913	$35,062	$21,276	$26,089	$5,035	$104,375

The following tables present loans individually evaluated for impairment by class of loans:

	June 30, 2012
	Unpaid Principal Balance	Recorded Investment	Partial Charge-offs	Allowance for Credit Losses Allocated
	(in thousands)
With no related allowance recorded:
Commercial real estate
Owner occupied	$61,414	$55,863	$5,551	$—
Non-owner occupied	42,439	38,571	3,868	—
Multi-family	699	445	254	—
Commercial and industrial
Commercial	19,232	18,846	386	—
Leases	1,037	1,037	—	—
Construction and land development
Construction	—	—	—	—
Land	39,460	33,228	6,232	—
Residential real estate	35,714	28,023	7,691	—
Consumer	739	708	31	—
With an allowance recorded:
Commercial real estate
Owner occupied	7,477	6,134	1,343	2,658
Non-owner occupied	24,359	18,726	5,633	1,929
Multi-family	543	512	31	236
Commercial and industrial
Commercial	12,469	9,571	2,898	4,134
Leases	—	—	—	—
Construction and land development
Construction	—	—	—	—
Land	5,024	4,743	281	2,040
Residential real estate	9,935	8,819	1,116	3,253
Consumer	570	195	375	195
With an allowance recorded:

Total	$261,111	$225,421	$35,690	$14,445

	December 31, 2011
	Unpaid Principal Balance	Recorded Investment	Partial Charge-offs	Allowance for Credit Losses Allocated
	(in thousands)
With no related allowance recorded:
Commercial real estate
Owner occupied	$47,792	$41,338	$6,454	$—
Non-owner occupied	41,500	36,806	4,694	—
Multi-family	213	194	19	—
Commercial and industrial
Commercial	24,769	22,804	1,965	—
Leases	592	592	—	—
Construction and land development
Construction	21,774	18,821	2,953	—
Land	39,177	34,067	5,110	—
Residential real estate	32,577	23,950	8,627	—
Consumer	2,328	2,288	40	—
With an allowance recorded:
Commercial real estate
Owner occupied	5,572	5,442	130	1,333
Non-owner occupied	7,865	6,316	1,549	1,276
Multi-family	630	616	14	218
Commercial and industrial
Commercial	2,516	2,334	182	1,863
Leases	—	—	—	—
Construction and land development
Construction	5,018	2,006	3,012	499
Land	7,298	7,017	281	3,002
Residential real estate	5,059	4,900	159	2,186
Consumer	—	—	—	—
With an allowance recorded:

Total	$244,680	$209,491	$35,189	$10,377

The following tables present the balance in the allowance for credit losses and the recorded investment in loans by portfolio segment and based on impairment method:

	June 30, 2012
	Commercial Real Estate - Owner Occupied	Commercial Real Estate - Non-Owner Occupied	Commercial and Industrial	Residential Real Estate	Construction and Land Development	Commercial Leases	Consumer	Total
	(in thousands)
Allowance for credit losses:
Ending balance attributable to loans Individually evaluated for impairment	$2,658	$2,165	$4,134	$3,253	$2,040	$—	$195	$14,445
Collectively evaluated for impairment	16,763	15,147	19,850	13,704	11,338	2,148	4,117	83,067
Acquired with deteriorated credit quality	—	—	—	—	—	—	—	—

Total ending allowance	$19,421	$17,312	$23,984	$16,957	$13,378	$2,148	$4,312	$97,512

	December 31, 2011
	Commercial Real Estate - Owner Occupied	Commercial Real Estate - Non-Owner Occupied	Commercial and Industrial	Residential Real Estate	Construction and Land Development	Commercial Leases	Consumer	Total
	(in thousands)
Allowance for credit losses:
Ending balance attributable to loans Individually evaluated for impairment	$1,333	$1,494	$1,863	$2,186	$3,501	$—	$—	$10,377
Collectively evaluated for impairment	16,434	15,770	21,605	16,948	10,694	2,067	5,275	88,793
Acquired with deteriorated credit quality	—	—	—	—	—	—	—	—

Total ending allowance	$17,767	$17,264	$23,468	$19,134	$14,195	$2,067	$5,275	$99,170

In the first quarter of 2012, the Company modified its allowance for credit losses calculation to exclude cash secured loans. Additionally, for internally participated loans historical loss factors have been revised as follows. Previously the loss factors utilized were based on those of the bank which held the participation. Under the revised methodology, loss characteristics of the originating bank are utilized by the participating bank for the first four quarters after origination during which time the loan becomes seasoned. The net effect of these changes compared to the calculation method used at December 31, 2011 was to decrease the provision and allowance for credit losses by approximately $2.6 million. The net effect by portfolio segment was to decrease provision for credit losses for the commercial real estate, commercial and industrial, consumer and residential real estate portfolios by $1.5 million, $0.8 million, $0.2 million and $41,000, respectively.

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

The following table presents information on the financial effects of troubled debt restructured loans by class for the periods presented:

	Three Months Ended
	June 30, 2012
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Forgiven Principal Balance	Lost Interest Income (1)	Post-Modification Outstanding Recorded Investment	Waived Fees and Other Expenses
	(in thousands)
Commercial real estate
Owner occupied	6	$6,227	$750	$363	$5,114	$24
Non-owner occupied	2	4,047	—	—	4,047	6
Multi-family	—	—	—	—	—	—
Commercial and industrial
Commercial	5	5,611	—	—	5,611	16
Leases	—	—	—	—	—	—
Construction and land development
Construction	—	—	—	—	—	—
Land	3	3,362	—	178	3,184	7
Residential real estate	7	4,384	—	744	3,640	4
Consumer	—	—	—	—	—	—

Total	23	$23,631	$750	$1,285	$21,596	$57

(1)	Lost interest income is processed as a charge-off to loan principal in the Company’s financial statements.

	Six Months Ended
	June 30, 2012
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Forgiven Principal Balance	Lost Interest Income (1)	Post-Modification Outstanding Recorded Investment	Waived Fees and Other Expenses
	(in thousands)
Commercial real estate
Owner occupied	12	$18,629	$750	$465	$17,414	$60
Non-owner occupied	5	13,856	430	127	13,299	11
Multi-family	—	—	—	—	—	—
Commercial and industrial
Commercial	14	7,707	—	26	7,681	37
Leases	—	—	—	—	—	—
Construction and land development
Construction	—	—	—	—	—	—
Land	5	3,879	—	233	3,646	12
Residential real estate	15	6,193	40	985	5,168	7
Consumer	2	68	—	—	68	—

Total	53	$50,332	$1,220	$1,836	$47,276	$127

(1)	Lost interest income is processed as a charge-off to loan principal in the Company’s financial statements.

	Three Months Ended
	June 30, 2011
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Forgiven Principal Balance	Lost Interest Income (1)	Post-Modification Outstanding Recorded Investment	Waived Fees and Other Expenses
	(in thousands)
Commercial real estate
Owner occupied	4	$5,740	$—	$645	$5,095	$150
Non-owner occupied	4	5,906	—	31	5,875	47
Multi-family	—	—	—	—	—	—
Commercial and industrial
Commercial	2	357	—	—	357	—
Leases	—	—	—	—	—	—
Construction and land development
Construction	—	—	—	—	—	—
Land	2	615	—	4	611	13
Residential real estate	11	3,826	707	128	2,991	4
Consumer	—	—	—	—	—	—

Total	23	$16,444	$707	$808	$14,929	$214

(1)	Lost interest income is processed as a charge-off to loan principal in the Company’s financial statements.

	Six Months Ended
	June 30, 2011
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Forgiven Principal Balance	Lost Interest Income (1)	Post-Modification Outstanding Recorded Investment	Waived Fees and Other Expenses
	(in thousands)
Commercial real estate
Owner occupied	11	$12,085	$—	$801	$11,284	$203
Non-owner occupied	7	14,641	1,000	127	13,514	221
Multi-family	—	—	—	—	—	—
Commercial and industrial
Commercial	5	1,317	—	—	1,317	22
Leases	—	—	—	—	—	—
Construction and land development
Construction	1	162	—	—	162	—
Land	4	1,389	—	4	1,385	15
Residential real estate	14	5,540	707	344	4,489	5
Consumer	—	—	—	—	—	—

Total	42	$35,134	$1,707	$1,276	$32,151	$466

(1)	Lost interest income is processed as a charge-off to loan principal in the Company’s financial statements.

The following table presents TDR loans by class for which there was a payment default during the period:

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2012		2011		2012		2011
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
	(in thousands)				(in thousands)
Commercial real estate
Owner occupied	1	$1,091	—	$—	5	$6,348	1	$170
Non-owner occupied	—	—	—	—	2	3,393	—	—
Multi-family	—	—	—	—	1	193	—	—
Commercial and industrial
Commercial	3	956	—	—	4	4,906	—	—
Leases	—	—	—	—	—	—	—	—
Construction and land development
Construction	—	—	—		—	—	2	2,463
Land	2	2,690	1	162	4	3,666	1	162
Residential real estate	1	40	2	574	2	320	5	2,113
Consumer	—	—	—	—	1	375	—	—

Total	7	$4,777	3	$736	19	$19,201	9	$4,908

A TDR loan is deemed to have a payment default when it becomes past due 90 days, goes on nonaccrual, or is re-structured again.

At June 30, 2012 and December 31, 2011, loan commitments outstanding on TDR loans were $0.1 million.

Loan Purchases and Sales

In the second quarter of 2012, the Company had secondary market loan purchases of $45.2 million consisting of $36.0 million of commercial and industrial loans, $8.2 million of commercial leases and a $1.0 million commercial real estate loan. In addition, the Company periodically acquires newly originated loans at closing through participations or loan syndications. The Company had no significant loan sales in the first or second quarters of 2012 or 2011. The Company held no loans for sale at June 30, 2012 and December 31, 2011, respectively. In the first six months of 2012, the Company had secondary market loan purchases of $118.5 million consisting of $66.1 million of commercial leases, $51.4 million of commercial and industrial loans and $1.0 million of commercial real estate loans. In the first six months of 2011, the Company purchased $37.2 million of secondary market loans consisting of commercial and industrial loans.

6. OTHER ASSETS ACQUIRED THROUGH FORECLOSURE

The following table presents the changes in other assets acquired through foreclosure:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
	(in thousands)		(in thousands)
Balance, beginning of period	$81,445	$98,312	$89,104	$107,655
Additions	3,955	9,880	9,295	21,055
Dispositions	(7,396)	(14,706)	(18,141)	(31,310)
Valuation adjustments in the period, net	(1,010)	(7,754)	(3,264)	(11,668)

Balance, end of period	$76,994	$85,732	$76,994	$85,732

At June 30, 2012 and 2011, the majority of the Company’s repossessed assets were properties located in Nevada.

7. INCOME TAXES

Deferred tax assets and liabilities are included in the financial statements at currently enacted income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes.

For the six months ended June 30, 2012, the net deferred tax assets decreased $13.5 million to $48.2 million. This decrease in the net deferred tax asset was primarily the result of the net operating income of the Company for the period and the resulting usage of the NOL and Capital Loss carryforwards. The reduction in the effective tax rate from the first two quarters of 2011 compared to the first two quarters of 2012 is primarily due to an increase in tax exempt income from revenue from municipal obligations as well as a reduction in the deferred tax valuation allowance for capital loss carryforwards arising from transactions that generated capital gains.

At June 30, 2012, the $6.4 million deferred tax valuation (compared to $7.6 million at December 31, 2011) relates to net capital losses on ARPS securities sales.

The deferred tax asset related to federal and state net operating loss carryforwards outstanding at June 30, 2012, available to reduce tax liability in future years total $11.2 million (compared to $20.2 million at December 31, 2011). This is comprised of $8.3 million of tax benefits from federal net operating loss carry forwards that begin to expire in 2029, $1.7 million of tax benefits from California state net operating loss carry forwards that will begin to expire in 2029, and $1.3 million of tax benefits from Arizona state net operating loss carryforwards that will begin to expire in 2013. In Management’s opinion, it is more likely than not that the results of future operations will generate sufficient taxable income to realize the deferred taxes related to these net operating loss carryforwards.

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

When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period in which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is most likely to be realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above would be reflected as a liability for unrecognized tax benefits in the accompanying consolidated balance sheet along with any associated interest and penalties that would be payable to the taxing authorities upon examination.

The Company would recognize interest accrued related to unrecognized tax benefits in tax expense. The Company has not recognized or accrued any interest or penalties for the three and six month periods ended June 30, 2012 or 2011, respectively.

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

Standby letters of credit and financial guarantees are commitments issued by the Company to guarantee the performance of a customer to a third party in borrowing arrangements. The Company generally has recourse to recover from the customer any amounts paid under the guarantees. Typically, letters of credit issued have expiration dates within one year.

A summary of the contractual amounts for unfunded commitments and letters of credit are as follows:

	June 30, 2012	December 31, 2011
	(in thousands)
Commitments to extend credit, including unsecured loan commitments of $198,355 at June 30, 2012 and $167,305 at December 31, 2011	$975,184	$863,120
Credit card commitments and financial guarantees	300,449	319,892
Standby letters of credit, including unsecured letters of credit of $2,314 at June 30, 2012 and $2,558 at December 31, 2011	30,597	34,768

	$1,306,230	$1,217,780

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

The Company has exposure to credit losses from unfunded commitments and letters of credit. As funds have not been disbursed on these commitments, they are not reported as loans outstanding. Credit losses related to these commitments are not included in the allowance for credit losses reported in Note 5, “Loans, Leases and Allowance for Credit Losses” of these Consolidated Financial Statements and are accounted for as a separate loss contingency as a liability. This loss contingency for unfunded loan commitments and letters of credit was $1.2 million and $1.1 million as of June 30, 2012 and December 31, 2011, respectively. Changes to this liability are adjusted through other non-interest expense.

Concentrations of Lending Activities

The Company’s lending activities are primarily driven by the customers served in the market areas where the Company has branch offices in the States of Nevada, California and Arizona. The Company monitors concentrations within five broad categories: geography, industry, product, call code, and collateral. The Company grants commercial, construction, real estate and consumer loans to customers through branch offices located in the Company’s primary markets. The Company’s business is concentrated in these areas and the loan portfolio includes significant credit exposure to the commercial real estate market of these areas. As of June 30, 2012 and December 31, 2011, commercial real estate related loans accounted for approximately 60% and 61% of total loans and approximately 2% of commercial real estate related loans are secured by undeveloped land. Substantially all of these loans are secured by first liens with an initial loan to value ratio of generally not more than 75%. Approximately 48% and 49% of these commercial real estate loans were owner occupied at June 30, 2012 and December 31, 2011, respectively. In addition, approximately 4% of total loans were unsecured as of June 30, 2012 and December 31, 2011.

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

Lease Commitments

The Company leases the majority of its office locations and many of these leases contain multiple renewal options and provisions for increased rents. Total rent expense of $1.4 million was included in occupancy expenses for the three month periods ended June 30, 2012 and 2011, respectively. For the six months ended June 30, 2012 and 2011, total rent expense included in occupancy expenses was $2.9 million and $2.7 million, respectively.

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

For the three and six months ended June 30, 2012 and 2011, gains and losses from fair value changes included in the Consolidated Statement of Operations were as follows:

	Changes in Fair Values for Items Measured at Fair Value Pursuant to Election of the Fair Value Option
Description	Unrealized Gain/(Loss) on Assets and Liabilities Measured at Fair Value, Net	Interest Income on Securities	Interest Expense on Junior Subordinated Debt	Total Changes Included in Current- Period Earnings
	(in thousands)
Three Months Ended June 30, 2012

Securities measured at fair value	$(23)	$3	$—	$(20)
Junior subordinated debt	588	—	327	261

	$565	$3	$327	$241

Six Months Ended June 30, 2012

Securities measured at fair value	$(66)	$7	$—	$(59)
Junior subordinated debt	298	—	652	(354)

	$232	$7	$652	$(413)

	Changes in Fair Values for Items Measured at Fair Value Pursuant to Election of the Fair Value Option
Description	Unrealized Gain (Loss) on Assets and Liabilities Measured at Fair Value, Net	Interest Income on Securities	Interest Expense on Junior Subordinated Debt	Total Changes Included in Current- Period Earnings
	(in thousands)
Three Months Ended June 30, 2011

Securities measured at fair value	$35	$10	$—	$45
Junior subordinated debt	300	—	250	50

	$335	$10	$250	$95

Six Months Ended June 30, 2011

Securities measured at fair value	$(31)	$18	$—	$(13)
Junior subordinated debt	300	—	499	(199)

	$269	$18	$499	$(212)

The following table presents gains and losses from fair value changes on securities measured at fair value:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(in thousands)		(in thousands)
Net gains and (losses) for the period on trading securities included in earnings	$(23)	$35	$(66)	$(31)
Less: net gains and (losses) recognized during the period on trading securities sold during the period	—	190	—	190

Change in unrealized gains or (losses) for the period included in earnings for trading securities held at the end of the reporting period	$(23)	$(155)	$(66)	$(221)

The difference between the aggregate fair value of junior subordinated debt ($36.7 million) and the aggregate unpaid principal balance thereof ($66.5 million) was $29.8 million at June 30, 2012.

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

Independent pricing service: Management independently evaluates all of the fair value measurements received from our third party pricing service through multiple review steps. First, management reviews what has transpired in the market-place with respect to interest rates, credit spreads, volatility, mortgage rates, etc., and makes an expectation on changes to the securities valuations from the previous quarter. Then management compares expected changes to the actual valuation changes provided to it by its pricing service. Next, management compares a robust sampling of safekeeping marks on securities with the marks provided by our third party pricing service and determines whether there are any notable differences. Then, management compares the prices on Level 1 priced securities to publically available prices to verify those prices are similar. Finally, management discusses the assumptions used for Level 2 priced securities with our pricing service. The pricing service provides management with observable market data including interest rate curves and mortgage prepayment speed grids, as well as dealer quote sheets, new bond offering sheets, and historical trade documentation. Management reviews the assumptions and decides whether they are reasonable. Management may compare interest rates, credit spreads and prepayments speeds used as part of the assumptions to that which management believes are reasonable. Management may price securities using the provided assumptions to determine whether they can develop similar prices on like securities. Any discrepancies with management’s review and the prices provided by the vendor are discussed with the vendor and the Company’s external auditors. Management has formally challenged the prices on several securities but has found that the vendor prices are reasonable.

Annually the Company receives a SSAE 16 report from its independent pricing service attesting to the controls placed on the operations of the service from its auditor.

Interest rate swap: Interest rate swaps are reported at fair value utilizing Level 2 inputs. The Company obtains dealer quotations to value its interest rate swaps.

Junior subordinated debt: The Company estimates the fair value of its junior subordinated debt using a discounted cash flow model which incorporates the effect of the Company’s own credit risk in the fair value of the liabilities (Level 3). The Company’s cash flow assumptions were based on the contractual cash flows as the Company anticipates that it will pay the debt according to its contractual terms. The Company evaluated priced offerings on individual issuances of trust preferred securities and estimated the discount rate based, in part, on that information. The Company estimated the discount rate at 6.46%, which is a 599 basis point spread over 3 month LIBOR (0.4606% as of June 30, 2012). As of June 30, 2011, the Company estimated the discount rate at 5.446%, which was a 520 basis point spread over 3 month LIBOR (0.248%).

The fair value of these assets and liabilities were determined using the following inputs at the periods presented:

	Fair Value Measurements at the End of the Reporting Period Using:
June 30, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
		(in thousands)
Assets:
Securities measured at fair value
Direct U.S. obligations and GSE residential mortgage-backed securities	$—	$5,898	$—	$5,898

Securities available for sale
U.S. Government-sponsored agency securities	$—	$30,063	$—	$30,063
Municipal obligations	—	46,643	—	46,643
Direct U.S. obligations and GSE residential mortgage-backed securities	—	844,893	—	844,893
Mutual funds	30,135	—	—	30,135
Private label residential mortgage-backed securities	—	22,040	—	22,040
Private label commercial mortgage-backed securities	—	5,616	—	5,616
Adjustable-rate preferred stock	76,557	—	—	76,557
Trust preferred	22,195		—	22,195
Corporate bonds	4,963	—	—	4,963
Other	24,024	—	—	24,024

	$157,874	$949,255	$—	$1,107,129

Interest rate swaps	$—	$1,037	$—	$1,037

Liabilities:
Junior subordinated debt	$—	$—	$36,687	$36,687

Interest rate swaps	$—	$1,025	$—	$1,025

	Fair Value Measurements at the End of the Reporting Period Using
December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
		(in thousands)
Assets:
Securities measured at fair value
Direct U.S. obligations and GSE residential mortgage-backed securities	$—	$6,515	$—	$6,515

Securities available for sale
U.S. Government-sponsored agency securities	$—	$156,211	$—	$156,211
Municipal obligations	—	5,586	—	5,586
Direct U.S. obligations and GSE residential mortgage-backed securities	—	864,584	—	864,584
Mutual funds	28,864	—	—	28,864
Private label residential mortgage-backed securities	—	25,784	—	25,784
Private label commercial mortgage-backed securities	—	5,431		5,431
Adjustable-rate preferred stock	54,676	—	—	54,676
Trust preferred	1,323	19,836	—	21,159
Corporate bonds	4,575	—	—	4,575
Other	23,515	—	—	23,515

	$112,953	$1,077,432	$—	$1,190,385

Interest rate swaps	$—	$1,729	$—	$1,729

Liabilities:
Junior subordinated debt	$—	$—	$36,985	$36,985

Interest rate swaps	$—	$946	$—	$946

For the six months ended June 30, 2012, the change in Level 3 liabilities measured at fair value on a recurring basis was as follows:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Junior
Subordinated
Debt
(in thousands)
Opening balance	$(36,985)
Transfers into Level 3	—
Transfers out of Level 3	—
Total gains or losses for the period
Included in earnings (or changes in net assets) (a)	298
Included in other comprehensive income	—
Purchases, sales, and settlements	—
Purchases	—
Sales	—
Settlements	—

Closing balance	$(36,687)

Change in unrealized gains (losses) for the period included in earnings (or changes in net assets) held at the end of the reporting period June 30, 2012.	$298

Change in unrealized gains (losses) for the period included in earnings (or changes in net assets) held at the end of the reporting period June 30, 2011.	$300

For Level 3 liabilities measured at fair value on a recurring basis as of June 30, 2012, the significant unobservable inputs used in the fair value measurements were as follows:

	Fair Value at June 30, 2012	Valuation Technique	Significant Unobservable Inputs	Input Value
	(dollars in thousands)
Junior subordinated debt	$36,687	Discounted cash flow	Median market spreads on publicly issued trust preferreds with comparable credit risk	6.46%

The significant unobservable inputs used in the fair value measurement of the Company’s junior subordinated debt are the calculated or estimated credit spreads on comparable publicly traded company trust preferred issuances which were non-investment grade and non-rated. Significant increases (decreases) in these inputs could result in a significantly higher (lower) fair value measurement.

Fair value on a nonrecurring basis

Certain assets are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis, but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). The following table presents such assets carried on the balance sheet by caption and by level within the ASC 825 hierarchy:

	Fair Value Measurements at the End of the Reporting Period Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Active Markets for Similar Assets (Level 2)	Unobservable Inputs (Level 3)
	(in thousands)
As of June 30, 2012:
Impaired loans with specific valuation allowance	$34,256	$—	$—	$34,256
Impaired loans without specific valuation allowance	70,027	—	—	70,027
Other assets acquired through foreclosure	76,994	—	—	76,994

As of December 31, 2011:
Impaired loans with specific valuation allowance	$18,254	$—	$—	$18,254
Impaired loans without specific valuation allowance	71,001	—	—	71,001
Other assets acquired through foreclosure	89,104	—	—	89,104

Impaired loans: The specific reserves for collateral dependent impaired loans are based on the fair value of the collateral. The fair value of collateral is determined based on third-party appraisals. Appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Fair value is determined, where possible, using market prices derived from an appraisal or evaluation, which are considered to be Level 2. However, certain assumptions and unobservable inputs are often used by the appraiser, therefore, qualifying the assets as Level 3 in the fair value hierarchy. In some cases, adjustments are made to the appraised values due to various factors, including age of the appraisal (which are generally obtained every six months), age of comparables included in the appraisal, and known changes in the market and in the collateral. When significant adjustments are based on unobservable inputs, such as when a current appraised value is not available or management determines the fair value of the collateral is further impaired below appraised value and there is no observable market price, the resulting fair value measurement has been categorized as a Level 3 measurement. These Level 3 impaired loans had an aggregate carrying amount of $48.7 million and specific reserves in the allowance for loan losses of $14.4 million at June 30, 2012.

Other assets acquired through foreclosure: Other assets acquired through foreclosure consist of properties acquired as a result of, or in-lieu-of, foreclosure. Properties or other assets classified as other assets acquired through foreclosure and other repossessed property and are initially reported at the fair value determined by independent appraisals using appraised value, less cost to sell. Such properties are generally re-appraised every six months. There is risk for subsequent volatility. Costs relating to the development or improvement of the assets are capitalized and costs relating to holding the assets are charged to expense. The Company had $77.0 million of such assets at June 30, 2012. Fair value is determined, where possible, using market prices derived from an appraisal or evaluation, which are considered to be Level 2. However, certain assumptions and unobservable inputs are often used by the appraiser, therefore, qualifying the assets as Level 3 in the fair value hierarchy. When significant adjustments are based on unobservable inputs, such as when a current appraised value is not available or management determines the fair value of the collateral is further impaired below appraised value and there is no observable market price, the resulting fair value measurement has been categorized as a Level 3 measurement.

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

For the three and six months ended June 30, 2012, the Company determined that no securities contained credit losses. For the three and six months ended June 30, 2011, the Company determined that certain collateralized mortgage debt securities contained credit losses. The impairment credit losses related to these debt securities was $0.2 million.

Debt Security Credit Losses

Recognized in Other Comprehensive Income/Earnings

For the Six Months Ended June 30, 2012 and 2011

Private Label Mortgage- Backed Securities
(in thousands)
Beginning balance of impairment losses held in other comprehensive income	$(1,811)
Current period other-than temporary impairment credit losses recognized through earnings	—
Reductions for securities sold during the period	—
Additions or reductions in credit losses due to change of intent to sell	—
Reductions for increases in cash flows to be collected on impaired securities	—

Ending balance of net unrealized gains and (losses) held in other comprehensive income	$(1,811)

FAIR VALUE OF FINANCIAL INSTRUMENTS

The estimated fair value of the Company’s financial instruments is as follows:

	June 30, 2012					December 31, 2011
	Carrying	Fair Value				Carrying	Fair
	Amount	Level 1	Level 2	Level 3	Total	Amount	Value
	(in thousands)
Financial assets:
Investment securities	$1,397,918	$173,194	$1,224,219	$3	$1,397,416	$1,483,158	$1,486,935
Derivatives	1,037	—	1,037	—	1,037	1,729	1,729
Loans, net	5,067,346	—	4,634,074	104,283	4,738,357	4,680,899	4,420,006
Financial liabilities:
Deposits	6,001,448	—	6,002,558	—	6,002,558	5,658,512	5,660,518
Customer repurchases	86,864	—	86,864	—	86,864	123,626	123,626
FHLB and FRB advances	230,000	—	230,000	—	230,000	280,000	280,000
Other borrowed funds	73,514	—	—	81,188	81,188	73,321	78,375
Junior subordinated debt	36,687	—	—	36,687	36,687	36,985	36,985
Derivatives	1,025	—	1,025	—	1,025	946	946

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

Interest rate risk exposure is measured using interest rate sensitivity analysis to determine our change in net portfolio value and net interest income resulting from hypothetical changes in interest rates. If potential changes to net portfolio value and net interest income resulting from hypothetical interest rate changes are not within the limits established by the Board of Directors, the Board of Directors may direct management to adjust the asset and liability mix to bring interest rate risk within board-approved limits. As of June 30, 2012, the Company’s interest rate risk profile was within Board-approved limits.

Each of the Company’s subsidiary banks has an Asset and Liability Management Committee charged with managing interest rate risk within Board approved limits. Such limits may vary by bank based on local strategy and other considerations, but in all cases, are structured to prohibit an interest rate risk profile that is significantly asset or liability sensitive. There also exists an Asset and Liability Management Committee at the holding company level that reviews the interest rate risk of each subsidiary bank, as well as an aggregated position for the entire Company.

Fair value of commitments

The estimated fair value of standby letters of credit outstanding at June 30, 2012 and December 31, 2011 was insignificant. Loan commitments on which the committed interest rates were less than the current market rate are also insignificant at June 30, 2012 and December 31, 2011.

10. SEGMENTS

The Company provides a full range of banking and investment advisory services through its consolidated subsidiaries. Applicable guidance provides that the identification of reportable segments be on the basis of discreet business units and their financial information to the extent such units are reviewed by the entity’s chief decision maker.

At June 30, 2012, the Company consists of the following segments: “Bank of Nevada”, “Western Alliance Bank”, “Torrey Pines Bank” and “Other” (Western Alliance Bancorporation holding company, Western Alliance Equipment Finance, Shine Investment Advisory Services, Inc., and the discontinued operations.)

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

The following is a summary of selected operating segment information as of and for the three and six month periods ended June 30, 2012 and 2011:

Western Alliance Bancorporation and Subsidiaries

Operating Segment Results

Unaudited

	Bank of Nevada	Western Alliance Bank	Torrey Pines Bank*	Other	Inter- segment eliminations	Consolidated Company
	(dollars in millions)
At June 30, 2012
Assets	$2,920.2	$2,349.6	$1,895.9	$800.7	$(802.8)	$7,163.6
Gross loans and deferred fees, net	2,002.1	1,783.6	1,422.0	—	(42.9)	5,164.8
Less: Allowance for credit losses	(60.5)	(20.3)	(16.7)	—	—	(97.5)

Net loans	1,941.6	1,763.3	1,405.3	—	(42.9)	5,067.3

Goodwill	23.2	—	—	2.7	—	25.9
Deposits	2,430.9	1,998.2	1,592.5	—	(20.2)	6,001.4
FHLB advances and other	100.0	70.0	72.0	—	(12.0)	230.0
Stockholders’ equity	329.5	208.7	161.6	680.4	(708.1)	672.1

No. of branches	11	16	12	—	—	39
No. of FTE	386	239	228	100	—	953

	(in thousands)
Three Months Ended June 30, 2012:
Net interest income	$27,498	$24,060	$21,374	$(2,127)	$—	$70,805
Provision for credit losses	8,747	2,100	2,483	—	—	13,330

Net interest income (loss) after provision for credit losses	18,751	21,960	18,891	(2,127)	—	57,475
Non-interest income	4,291	1,994	1,079	19,833	(19,800)	7,397
Non-interest expense	(18,140)	(12,086)	(11,338)	(5,763)	1,896	(45,431)

Income (loss) from continuing operations before income taxes	4,902	11,868	8,632	11,943	(17,904)	19,441
Income tax expense (benefit)	1,137	4,091	3,340	(3,309)	—	5,259

Income (loss) from continuing operations	3,765	7,777	5,292	15,252	(17,904)	14,182
Loss from discontinued operations, net	—	—	—	(221)	—	(221)

Net income (loss)	$3,765	$7,777	$5,292	$15,031	$(17,904)	$13,961

	(in thousands)
Six Months Ended June 30, 2012:
Net interest income	$55,337	$47,116	$42,610	$(4,201)	$—	$140,862
Provision for credit losses	22,229	103	4,079	—	—	26,411

Net interest income (loss) after provision for credit losses	33,108	47,013	38,531	(4,201)	—	114,451
Non-interest income	7,874	3,847	2,256	38,289	(38,985)	13,281
Non-interest expense	(36,970)	(24,005)	(22,410)	(13,532)	4,589	(92,328)

Income (loss) from continuing operations before income taxes	4,012	26,855	18,377	20,556	(34,396)	35,404
Income tax expense (benefit)	(714)	9,263	7,297	(6,146)	—	9,700

Income (loss) from continuing operations	4,726	17,592	11,080	26,702	(34,396)	25,704
Loss from discontinued operations, net	—	—	—	(443)	—	(443)

Net income (loss)	$4,726	$17,592	$11,080	$26,259	$(34,396)	$25,261

*	Excludes discontinued operations

Western Alliance Bancorporation and Subsidiaries

Operating Segment Results

Unaudited

	Bank of Nevada	Western Alliance Bank	Torrey Pines Bank*	Other	Inter- segment eliminations	Consolidated Company
	(dollars in millions)
At June 30, 2011
Assets	$2,842.6	$2,055.6	$1,565.3	$748.7	$(704.1)	$6,508.1
Gross loans and deferred fees, net	1,854.8	1,429.2	1,170.6	—	(42.9)	4,411.7
Less: Allowance for credit losses	(66.8)	(21.2)	(16.4)	—	—	(104.4)

Net loans	1,788.0	1,408.0	1,154.2	—	(42.9)	4,307.3

Goodwill	23.2	—	—	2.7	—	25.9
Deposits	2,449.2	1,760.2	1,382.0	—	(3.1)	5,588.3
Stockholders’ equity	317.4	181.5	143.3	622.6	(649.1)	615.7

No. of branches	12	16	11	—	—	39
No. of FTE	411	217	208	73	—	908

	(in thousands)
Three Months Ended June 30, 2011:
Net interest income	$26,856	$20,110	$18,611	$(2,291)	$—	$63,286
Provision for credit losses	5,300	3,731	2,860	—	—	11,891

Net interest income (loss) after provision for credit losses	21,556	16,379	15,751	(2,291)	—	51,395
Non-interest income	5,982	2,351	1,235	1,816	(1,787)	9,597
Non-interest expense	(22,738)	(12,680)	(9,998)	(7,379)	1,787	(51,008)

Income (loss) from continuing operations before income taxes	4,800	6,050	6,988	(7,854)	—	9,984
Income tax expense (benefit)	1,076	2,224	2,812	(2,817)	—	3,295

Income (loss) from continuing operations	3,724	3,826	4,176	(5,037)	—	6,689
Loss from discontinued operations, net	—	—	—	(460)	—	(460)

Net income (loss)	$3,724	$3,826	$4,176	$(5,497)	$—	$6,229

	(in thousands)
Six Months Ended June 30, 2011:
Net interest income	$53,284	$39,767	$35,928	$(4,594)	$—	$124,385
Provision for credit losses	12,303	5,331	4,298	—	—	21,932

Net interest income (loss) after provision for credit losses	40,981	34,436	31,630	(4,594)	—	102,453
Non-interest income	9,374	4,383	2,974	(304)	—	16,427
Non-interest expense	(44,410)	(25,064)	(20,487)	(12,677)	3,483	(99,155)

Income (loss) from continuing operations before income taxes	5,945	13,755	14,117	(17,575)	3,483	19,725
Income tax expense (benefit)	1,327	5,074	5,918	(4,995)	—	7,324

Income (loss) from continuing operations	4,618	8,681	8,199	(12,580)	3,483	12,401
Loss from discontinued operations, net	—	—	—	(1,019)	—	(1,019)

Net income (loss)	$4,618	$8,681	$8,199	$(13,599)	$3,483	$11,382

*	Excludes discontinued operations

11. STOCKHOLDERS’ EQUITY

Stock-based Compensation

For the three and six months ended June 30, 2012, 600 and 689,322 shares of restricted stock were granted, respectively. The Company estimates the compensation cost for restricted stock grants based upon the grant date fair value. Generally, these restricted stock grants have a three year vesting period. The aggregate grant date fair value for the restricted stock issued in the three and six months period ended June 30, 2012 was $5,268 and $5.6 million, respectively. In addition, the Company granted 77,972 shares during the six months ended June 30, 2012 to WAL and subsidiary board of directors that immediately vested.

There were approximately 1,536,850 and 1,268,966 restricted shares outstanding at June 30, 2012 and 2011, respectively. For the three and six months ended June 30, 2012, the Company recognized stock-based compensation related to restricted stock grants of $1.2 million and $2.3 million, respectively compared to $0.8 million and $1.5 million, respectively for the three and six months ended June 30, 2011.

As of June 30, 2012, there were 2.0 million options outstanding, compared with 2.3 million at June 30, 2011. In the second quarter 2012, stockholders approved an amendment to the 2005 Stock Incentive Plan that (i) increased by 2,000,000 the maximum number of shares available for issuance thereunder; (ii) increased the maximum number of shares of stock that can be awarded to any person eligible for an award thereunder to 300,000 per calendar year; and (iii) provided for additional business criteria upon which performance-based awards may be based thereunder.

12. OTHER BORROWINGS

The following table summarizes the Company’s borrowings as of June 30, 2012 and December 31, 2011:

	June 30, 2012	December 31, 2011
	(in thousands)

Short Term
Federal Home Loan Bank advances	$230,000	$280,000

Long Term
Other long term debt	$75,000	$75,000

The Company maintains lines of credit with the Federal Home Loan Bank (“FHLB”) and Federal Reserve Bank (“FRB”). The Company’s borrowing capacity is determined based on collateral pledged, generally consisting of investment securities and loans, at the time of the borrowing. The Company also maintains credit lines with other sources secured by pledged securities. Short-term FHLB and FRB advances had weighted average interest rates of 0.23% and 0.26% for the three and six months ended June 30, 2012.

On August 25, 2010, the Company completed a public offering of $75 million in principal Senior Notes due in 2015 bearing interest of 10%. The net proceeds of the offering were $72.8 million. The weighted average cost on all long term debt was 10.81% for the three and six months ended June 30, 2012, respectively, and 10.84% and 10.89% for the three and six months ended June 30, 2011, respectively.

As of June 30, 2012 and December 31, 2011, the Company had additional available credit with the FHLB of approximately $992.5 million and $843.4 million, respectively, and with the FRB of approximately $730.1 million and $696.6 million, respectively.

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

Forward-looking statements contained in this Quarterly Report on Form 10-Q involve substantial risks and uncertainties, many of which are difficult to predict and are generally beyond the control of the Company and may cause our actual results to differ significantly from historical results and those expressed in any forward-looking statement. Risks and uncertainties include those set forth in our filings with the Securities and Exchange Commission and the following factors that could cause actual results to differ materially from those presented:

•	dependency on real estate and events that negatively impact real estate;

•	high concentration of commercial real estate, construction and development and commercial and industrial loans;

•	actual credit losses may exceed expected losses in the loan portfolio;

•	possible need for a valuation allowance against deferred tax assets;

•	the effects of interest rates and interest rate policy;

•	exposure of financial instruments to certain market risks may cause volatility in earnings;

•	dependence on low-cost deposits;

•	ability to borrow from Federal Home Loan Bank (“FHLB”) or Federal Reserve Bank (“FRB”;

•	events that further impair goodwill;

•	increase in the cost of funding as the result of changes to our credit rating;

•	expansion strategies may not be successful,

•	our ability to control costs,

•	risk associated with changes in internal controls and processes;

•	our ability to compete in a highly competitive market;

•	our ability to recruit and retain qualified employees, especially seasoned relationship bankers;

•	the effects of terrorist attacks or threats of war;

•	risk of audit of U.S. federal tax deductions;

•	perpetration of internal fraud;

•	risk of operating in a highly regulated industry and our ability to remain in compliance;

•	possible need to revalue our deferred tax assets if stock transactions result in limitations on deductibility of net operating losses or loan losses;

•	exposure to environmental liabilities related to the properties we acquire title;

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

Financial Result Highlights for the Second Quarter of 2012

Net income for the Company of $14.0 million, or $0.15 per diluted share, for the second quarter of 2012 compared to net income of $6.2 million, or $0.05 per diluted share, for the second quarter of 2011.

The significant factors impacting earnings of the Company during the second quarter of 2012 were:

•	Net income available to common shareholders of $12.6 million for the second quarter of 2012 compared to $3.7 million for the second quarter 2011.

•	Net interest income increased by 11.8% to $70.8 million for the second quarter of 2012 compared to $63.3 million for the second quarter of 2011.

•	Net interest margin for the second quarter of 2012 was 4.46% compared to 4.34% for the second quarter of 2011.

•	Provision for credit losses increased to $13.3 million for the second quarter of 2012 compared to $11.9 million for the second quarter of 2011.

•

The Company experienced net loan growth in the second quarter of 2012 of $239 million to $5.16 billion. This increase was driven by growth in commercial and industrial loans, commercial leases and commercial real estate loans. Total loans increased $753 million over the last twelve months from $4.41 billion at June 30, 2011.

•

Total deposits increased during the quarter by $102 million to $6.0 billion at June 30, 2012 from $5.90 billion at March 31, 2012, with growth primarily in money market, non-interest bearing demand and interest bearing demand. Deposits increased $413 million over the last twelve months from $5.59 billion at June 30, 2011.

•	Net charge-offs (annualized) to average loans outstanding declined to 1.11% in the second quarter of 2012 from 1.26% in the second quarter of 2011.

•	Other assets acquired through foreclosure declined to $77.0 million at June 30, 2012 from $89.1 million at December 31, 2011 and $85.7 million at June 30, 2011.

The impact to the Company from these items, and others of both a positive and negative nature, will be discussed in more detail as they pertain to the Company’s overall comparative performance for the three and six months ended June 30, 2012 throughout the analysis sections of this report.

A summary of our results of operations and financial condition and select metrics is included in the following table:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
	(dollars in thousands)

Net income available to common stockholders	$12,636	$3,726	$22,173	$6,376
Earnings per share - Basic	0.15	0.05	0.27	0.08
Earnings per share - Diluted	0.15	0.05	0.27	0.08
Total assets	$7,163,572	$6,508,089
Gross loans	$5,164,858	$4,411,705
Total deposits	$6,001,448	$5,588,320
Net interest margin	4.46%	4.34%	4.49%	4.34%
Return on average assets	0.80%	0.39%	0.48%	0.36%
Return on average stockholders’ equity	8.48%	3.98%	5.10%	3.70%

As a bank holding company, management focuses on key ratios in evaluating the Company’s financial condition and results of operations. In the current economic environment, key ratios regarding asset credit quality and efficiency are more informative as to the financial condition of the Company than those utilized in a more normal economic environment such as return on equity and return on assets.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(dollars in thousands)
Non-accrual loans	$104,324	$112,750
Non-performing assets	297,149	286,425
Non-accrual loans to gross loans	2.02%	2.56%
Net charge-offs to average loans (annualized)	1.11%	1.26%	1.15%	1.32%

Asset and Deposit Growth

The ability to originate new loans and attract new deposits is fundamental to the Company’s asset growth. The Company’s assets and liabilities are comprised primarily of loans and deposits. Total assets increased to $7.16 billion at June 30, 2012 from $6.84 billion at December 31, 2011. Total gross loans including net deferred fees and unearned income increased by $384.8 million, or 8.1%, to $5.16 billion as of June 30, 2012 compared to December 31, 2011. Total deposits increased $342.9 million, or 6.1%, to $6.0 billion as of June 30, 2012 from $5.67 billion as of December 31, 2011.

RESULTS OF OPERATIONS

The following table sets forth a summary financial overview for the three and six months ended June 30, 2012 and 2011:

	Three Months Ended			Six Months Ended
	June 30,		Increase	June 30,		Increase
	2012	2011	(Decrease)	2012	2011	(Decrease)
	(in thousands, except per share amounts)
Consolidated Income Statement Data:
Interest income	$77,846	$73,646	$4,200	$155,283	$145,612	$9,671
Interest expense	7,041	10,360	(3,319)	14,421	21,227	(6,806)

Net interest income	70,805	63,286	7,519	140,862	124,385	16,477
Provision for credit losses	13,330	11,891	1,439	26,411	21,932	4,479

Net interest income after provision for credit losses	57,475	51,395	6,080	114,451	102,453	11,998
Non-interest income	7,397	9,597	(2,200)	13,281	16,427	(3,146)
Non-interest expense	45,431	51,008	(5,577)	92,328	99,155	(6,827)

Net income from continuing operations before income taxes	19,441	9,984	9,457	35,404	19,725	15,679
Income tax expense	5,259	3,295	1,964	9,700	7,324	2,376

Income from continuing operations	14,182	6,689	7,493	25,704	12,401	13,303
Loss from discontinued operations, net of tax benefit	(221)	(460)	239	(443)	(1,019)	576

Net income	$13,961	$6,229	$7,732	$25,261	$11,382	$13,879

Net income available to common stockholders	$12,636	$3,726	$8,910	$22,173	$6,376	$15,797

Income per share - basic	$0.15	$0.05	$0.10	$0.27	$0.08	$0.19

Income per share - diluted	$0.15	$0.05	$0.10	$0.27	$0.08	$0.19

The Company’s primary source of income is interest income. Interest income for the three and six months ended June 30, 2012 was $77.8 million and $155.3 million an increase of 5.7% and 6.6%, respectively, when comparing interest income for the three and six months ended June 30, 2011. The increase was primarily from interest income from loans and investment securities. Interest income from loans increased by $3.4 million for the three months ended June 30, 2012 compared to the three months ended June 30, 2011. Interest income from investment securities increased by $0.8 million for the three month period ended June 30, 2012 compared to June 30, 2011. Despite the increased interest income, average yield on interest earning assets dropped 17 basis points for the three months ended June 30, 2012 compared to 2011, primarily the result of decreased yields on loans. Interest income from loans for the six months ended June 30, 2012 grew by $7.3 million compared to the same period in 2011 while interest income from securities improved by $2.5 million for the first six months of 2012 compared to 2011.

Interest expense for the three and six months ended June 30, 2012 compared to 2011 decreased by 32.0% and 32.1%, respectively, to $7.0 million and $14.4 million, respectively. This decline was primarily due to decreased average cost of deposits, which declined 35 basis points to 0.40% for the three months ended June 30, 2012 compared to the same period in 2011 and declined 34 basis points to 0.44% for the six months ended June 30, 2012 compared to the first six months of 2011. Interest paid on borrowings and other debt increased slightly for the second quarter of 2012 compared to 2011, mostly the result of increased activity in FHLB advances, and decreased by $0.3 million for the six months ended June 30, 2012 compared to 2011, primarily due to a change in the rate of one of the junior subordinated debt obligations from fixed to floating and a decrease in the outstanding customer repurchase balance at June 30, 2012 compared to June 30, 2011.

Net interest income increased by $7.5 million, or 11.8%, to $70.8 million for the three months ended June 30, 2012 compared to $63.3 million for the three months ended June 30, 2011. The increase in net interest income reflects a $671.7 million increase in average earning assets, offset by a $116.0 million increase in average interest bearing liabilities. The increased net interest margin was primarily due to a decrease in our average cost of funds mostly the result of downward re-pricing of deposits. For the six months ended June 30, 2012, net interest income increased by $16.5 million, or 13.3% to $140.9 million compared to $124.4 million for the six months ended June 30, 2011. The increase in net interest income is attributable to increased loan and investment income, as well as decreased cost of funds.

Net Interest Margin

The net interest margin is reported on a tax equivalent basis (“TEB”). A tax equivalent adjustment is added to reflect interest earned on certain municipal securities and loans that are exempt from Federal income tax. The following tables set forth the average balances and interest income on a tax equivalent basis and tax expense for the periods indicated:

	Three Months Ended June 30,
	2012 (7)			2011
	Average Balance	Interest	Average Yield/Cost (6)	Average Balance	Interest	Average Yield/Cost (6)
	(dollars in thousands)
Interest-Earning Assets
Securities:
Taxable	$1,132,950	$6,129	2.16%	$1,179,116	$7,906	2.69%
Tax-exempt (1)	284,194	3,260	7.06%	93,006	636	4.78%

Total securities	1,417,144	9,389	3.15%	1,272,122	8,542	2.84%
Federal funds sold and other	18,833	1	0.01%	43	—	0.00%
Loans (1) (2) (3)	5,014,126	68,342	5.50%	4,336,259	64,919	6.00%
Short term investments	80,894	60	0.30%	248,142	157	0.25%
Restricted stock	33,416	54	0.65%	36,186	28	0.31%

Total earnings assets	6,564,413	77,846	4.88%	5,892,752	73,646	5.05%
Nonearning Assets
Cash and due from banks	113,124			126,002
Allowance for credit losses	(97,531)			(107,194)
Bank-owned life insurance	135,408			131,266
Other assets	346,831			387,630

Total assets	$7,062,245			$6,430,456

Interest-Bearing Liabilities
Sources of Funds
Interest-bearing deposits:
Interest checking	$518,367	$310	0.24%	$470,360	$484	0.41%
Savings and money market	2,295,976	1,956	0.34%	2,108,701	3,676	0.70%
Time deposits	1,320,696	1,902	0.58%	1,440,023	3,388	0.94%

Total interest-bearing deposits	4,135,039	4,168	0.40%	4,019,084	7,548	0.75%
Short-term borrowings	352,256	400	0.45%	157,312	148	0.38%
Long-term debt	73,466	1,986	10.81%	73,095	1,975	10.84%
Junior subordinated and subordinated debt	37,263	487	5.23%	43,031	689	6.42%

Total interest-bearing liabilities	4,598,024	7,041	0.61%	4,292,522	10,360	0.97%
Noninterest-Bearing Liabilities
Noninterest-bearing demand deposits	1,744,078			1,486,415
Other liabilities	52,238			24,108
Stockholders’ equity	667,905			627,411

Total Liabilities and Stockholders’ Equity	$7,062,245			$6,430,456

Net interest income and margin (4)		$70,805	4.46%		$63,286	4.34%

Net interest spread (5)			4.27%			4.08%

(1)	Yields on loans and securities have been adjusted to a tax-equivalent basis. Interest income has not been adjusted to a tax-equivalent basis. The tax-equivalent adjustments for the three months ended June 30, 2012 and 2011 were $2,310 and $473, respectively.
(2)	Net loan fees of $1.7 million and $0.9 million are included in the yield computation for the three months ended June 30, 2012 and 2011, respectively.
(3)	Includes nonaccrual loans.
(4)	Net interest margin is computed by dividing net interest income by total average earning assets.
(5)	Net interest spread represents average yield earned on interest-earning assets less the average rate paid on interest-bearing liabilities.
(6)	Annualized.
(7)	Yields for 2012 were calculated on a 30-day month 360 days per year basis.

	Six Months Ended June 30,
	2012 (7)			2011
	Average Balance	Interest	Average Yield/Cost (6)	Average Balance	Interest	Average Yield/Cost (6)
	(in thousands)
Interest-Earning Assets
Securities:
Taxable	$1,153,926	$12,821	2.22%	$1,187,079	$15,111	2.57%
Tax-exempt (1)	266,285	6,153	7.11%	87,818	1,361	5.32%

Total securities	1,420,211	18,974	3.14%	1,274,897	16,472	2.76%
Federal funds sold and other	9,493	1	0.01%	129	1	1.56%
Loans (1) (2) (3)	4,898,476	136,102	5.59%	4,270,088	128,801	6.08%
Short term investments	89,351	110	0.25%	241,632	288	0.24%
Restricted stock	33,386	96	0.58%	36,508	50	0.28%

Total earnings assets	6,450,917	155,283	4.94%	5,823,254	145,612	5.08%
Nonearning Assets
Cash and due from banks	113,320			120,520
Allowance for credit losses	(99,139)			(108,851)
Bank-owned life insurance	134,848			130,741
Other assets	352,418			397,974

Total assets	$6,952,364			$6,363,638

Interest-Bearing Liabilities
Sources of Funds
Interest-bearing deposits:
Interest checking	511,314	624	0.24%	485,826	1,017	0.42%
Savings and money market	2,264,769	4,124	0.36%	2,058,789	7,242	0.71%
Time deposits	1,372,494	4,182	0.61%	1,439,451	7,187	1.01%

Total interest-bearing deposits	4,148,577	8,930	0.43%	3,984,066	15,446	0.78%
Short-term borrowings	286,870	551	0.38%	152,556	444	0.59%
Long-term debt	73,417	3,969	10.81%	73,054	3,946	10.89%
Junior subordinated and subordinated debt	37,127	971	5.23%	43,033	1,391	6.52%

Total interest-bearing liabilities	4,545,991	14,421	0.63%	4,252,709	21,227	1.01%
Noninterest-Bearing Liabilities
Noninterest-bearing demand deposits	1,694,908			1,464,038
Other liabilities	48,680			26,664
Stockholders’ equity	662,785			620,227

Total liabilities and stockholders’ equity	$6,952,364			$6,363,638

Net interest income and margin (4)		$140,862	4.49%		$124,385	4.34%

Net interest spread (5)			4.31%			4.07%

(1)	Yields on loans and securities have been adjusted to a tax-equivalent basis. Interest income has not been adjusted to a tax-equivalent basis. The tax-equivalent adjustments for the six months ended June 30, 2012 and 2011 were $4,071 and $954, respectively.
(2)	Net loan fees of $3.1 million and $2.0 million are included in the yield computation for the six months ended June 30, 2012 and 2011, respectively.
(3)	Includes nonaccrual loans.
(4)	Net interest margin is computed by dividing net interest income by total average earning assets.
(5)	Net interest spread represents average yield earned on interest-earning assets less the average rate paid on interest-bearing liabilities.
(6)	Annualized.
(7)	Yields for 2012 were calculated on a 30-day month 360 days per year

The table below sets forth the relative impact on net interest income of changes in the volume of earning assets and interest-bearing liabilities and changes in rates earned and paid by the Company on such assets and liabilities. For purposes of this table, nonaccrual loans have been included in the average loan balances.

	Three Months Ended June 30,			Six Months Ended June 30,
	2012 versus 2011			2012 versus 2011
	Increase (Decrease) Due to Changes in (1)(2)			Increase (Decrease) Due to Changes in (1)(2)
	Volume	Rate	Total	Volume	Rate	Total
	(in thousands)
Interest on investment securities:
Taxable	$(251)	$(1,526)	$(1,777)	$(550)	$(1,740)	$(2,290)
Tax-exempt	2,090	534	2,624	3,616	1,176	4,792
Federal funds sold and other	—	1	1	1	(1)	(0)
Loans	9,321	(5,898)	3,423	26,273	(18,972)	7,301
Short term investments	(125)	28	(97)	(285)	107	(178)
Restricted stock	(5)	31	26	(14)	60	46

Total interest income	11,030	(6,830)	4,200	29,041	(19,370)	9,671

Interest expense:
Interest checking	29	(203)	(174)	46	(439)	(393)
Savings and money market	159	(1,879)	(1,720)	555	(3,673)	(3,118)
Time deposits	(173)	(1,313)	(1,486)	(305)	(2,700)	(3,005)
Short-term borrowings	219	33	252	382	(275)	107
Long-term debt	10	1	11	29	(6)	23
Junior subordinated debt	(75)	(127)	(202)	(231)	(189)	(420)

Total interest expense	169	(3,488)	(3,319)	476	(7,282)	(6,806)

Net increase (decrease)	$10,861	$(3,342)	$7,519	$28,565	$(12,088)	$16,477

(1)	Changes due to both volume and rate have been allocated to volume changes.
(2)	Changes due to mark-to-market gains/losses under ASC 825 have been allocated to volume changes.

Provision for Credit Losses

The provision for credit losses in each period is reflected as a charge against earnings in that period. The provision is equal to the amount required to maintain the allowance for credit losses at a level that is adequate to absorb probable credit losses inherent in the loan portfolio. The provision for credit losses increased by $1.4 million to $13.3 million for the three months ended June 30, 2012, compared with $11.9 million for the three months ended June 30, 2011. For the six months ended June 30, 2012 compared to 2011, provision expense increased by $4.5 million to $26.4 million compared to $21.9 million. The provision increase was primarily due to loan portfolio growth partially offset by improvement in asset quality. Provision for credit losses related to construction and land development loans and commercial real estate loans increased by $3.5 million and $2.2 million, respectively, for the three months ended June 30, 2012 compared to 2011. These increases were partially offset by declined provision for credit losses related to residential real estate loans, commercial and industrial loans and consumer loans which decreased by $2.9 million, $0.9 million and $0.5 million, respectively for the second quarter 2012 compared to 2011. For the six months ended June 30, 2012 compared to 2011, provision for credit losses on construction and land development loans and commercial and industrial loans were up by $6.2 million and $5.9 million, respectively, while provision for credit losses on residential real estate loans, commercial real estate loans and consumer loans decreased by $5.8 million, $1.2 million and $0.6 million, respectively.

Non-interest Income

The Company earned non-interest income primarily through fees related to services, services provided to loan and deposit customers, bank owned life insurance, investment securities gains and impairment charges, investment advisory services, mark to market gains (losses) and other.

The following table presents a summary of non-interest income for the periods presented:

	Three Months Ended June 30,		Increase (Decrease)	Six Months Ended June 30,		Increase (Decrease)
	2012	2011		2012	2011
	(in thousands)
Net gain on sale of investment securities	$1,110	$2,666	$(1,556)	$1,471	$4,045	$(2,574)
Securities impairment charges	—	(226)	226	—	(226)	226
Unrealized gain (loss) on assets and liabilities measured at fair value, net	564	336	228	232	(173)	405
Service charges and fees	2,317	2,243	74	4,602	4,527	75
Income from bank owned life insurance	1,120	1,822	(702)	2,243	3,006	(763)
Other fee revenue	870	1,039	(169)	1,870	1,799	71
Investment advisory fees	655	657	(2)	1,274	1,293	(19)
Operating lease income	259	580	(321)	533	1,251	(718)
Other	502	480	22	1,056	905	151

Total non-interest income	$7,397	$9,597	$(2,200)	$13,281	$16,427	$(3,146)

Total non-interest income for the three months ended June 30, 2012 compared to 2011 decreased by $2.2 million, or 22.9%, primarily from decreased net gains on sales of investment securities of $1.6 million and decreased income from bank owned life insurance of $0.7 million. During the three months ended June 30, 2012, the Company sold $104.6 million of investment securities for a net gain on security sales of $1.1 million compared to $211.2 million of investment securities sales for the second quarter of 2011 for a net gain on investment securities sales of $2.7 million. The decline in income from bank owned life insurance is due to death benefit proceeds received in the second quarter of 2011. Operating lease income declined by $0.3 million for the comparable quarters as the balance of these leases continued to decline. Other fee revenue, which consists of miscellaneous fee revenue, declined by $0.2 million mostly due to lower income from the parent’s minority interest investment. Mark to market net gain increased by $0.2 million for the first quarter of 2012 compared to 2011 due to a gain on the junior subordinated debt. Service charges, investment advisory fees and other income remained almost flat for the comparable three month periods ended June 30, 2012 and 2011.

Total non-interest income for the six months ended June 30, 2012 compared to 2011 declined by $3.1 million, or 18.9%, mostly due to decreased net gains on sales of investment securities of $2.6 million, decreased income from bank owned life insurance of $0.8 million, and decreased operating lease income of $0.7 million. During the six months ended June 30, 2012, the Company sold $119.5 million of investment securities compared to $285.5 million during the first six months of 2011. The decline in bank owned life insurance is due to death benefit proceeds received in 2011 on one of the policies. The operating lease income decline was expected as the Company no longer focuses on this product.

Non-interest Expense

The following table presents a summary of non-interest expenses for the periods indicated:

	Three Months Ended June 30,		Increase (Decrease)	Six Months Ended June 30,		Increase (Decrease)
	2012	2011		2012	2011
	(in thousands)
Non-interest expense:
Salaries and employee benefits	$25,995	$22,960	$3,035	$52,659	$45,800	$6,859
Occupancy	4,669	5,044	(375)	9,391	9,898	(507)
Net loss on sales/valuations of repossessed assets and bank premises, net	901	8,633	(7,732)	3,552	14,762	(11,210)
Legal, professional and director fees	2,517	2,361	156	4,089	3,727	362
Insurance	2,152	2,352	(200)	4,202	6,214	(2,012)
Loan and repossessed asset expense	1,653	2,284	(631)	3,337	4,406	(1,069)
Marketing	1,459	1,135	324	2,830	2,292	538
Data processing	1,293	928	365	2,288	1,776	512
Intangible amortization	890	890	—	1,779	1,779	—
Customer service	682	828	(146)	1,274	1,720	(446)
Other	3,220	3,593	(373)	6,927	6,781	146

Total non-interest expense	$45,431	$51,008	$(5,577)	$92,328	$99,155	$(6,827)

Total non-interest expense decreased $5.6 million for the three months ended June 30, 2012 compared to the same period in 2011. The decrease in non-interest expense was mostly related to a decrease in net loss on sales/valuations of repossessed assets and bank premises of $7.7 million for the second quarter 2012 compared to 2011 which included a net decrease in other real estate owned (“OREO”) valuation write-downs of $7.1 million, a net decrease in loss on sales of OREO of $0.7 million and net decreased gains on sales of assets and other repossessed assets of $0.1 million primarily due to a decline in the number of new OREO properties and stabilization of OREO values. Loan and repossessed asset expenses also declined for the second quarter 2012 compared to 2011 mostly the result of decreased OREO expenses of $0.7 million. Occupancy expense decreased by $0.4 million for the comparable second quarters mostly due to decreased depreciation expense on fixed assets. Other expenses, insurance expense and customer service expense also declined by $0.4 million, $0.2 million, and $0.1 million as the Company continued to focus on controlling expenses. These decreases were partially offset by increased salaries and benefits costs of $3.0 million, mostly due to growth and variable compensation. Data processing, marketing and legal and professional expenses also increased slightly during the second quarter 2012 compared to 2011, by $0.4 million, $0.3 million and $0.2 million respectively as the Company also focuses on growing its market share.

Total non-interest expense for the six months ended June 30, 2012 compared to 2011 declined by $6.8 million. The decline was primarily the result of decreased sales/valuations of repossessed assets and bank premises of $11.2 million, which included a net decrease in OREO valuation adjustments of $8.9 million and a net decrease in loss on OREO sales of $2.2 million. Insurance expense also declined by $2.0 million due to decreased FDIC insurance premiums. Loan and repossessed asset expense declined by $1.1 million due to decreased OREO expense. Partially offsetting these declines was an increase in salaries and benefits expense of $6.9 million mostly the result of increased salaries and performance based compensation from growth and changes to incentive plans based on strategic initiatives.

Income Taxes

The tax expense recognized of $5.3 million and $9.7 million for the three and six months ended June 30, 2012 respectively, was primarily due to the increased net operating income of the Company. For the three months ended June 30, 2012, the net deferred tax assets decreased $7.1 million to $48.2 million. This decrease in the net deferred tax asset was primarily the result of the net operating income of the Company for the period and the resulting usage of the NOL and Capital Loss carryforwards. The reduction in the effective tax rate from the first two quarters of, 2011 compared to the first two quarters of 2012 is primarily due to an increase in tax exempt income from revenue from municipal obligations as well as a reduction in the deferred tax valuation allowance for capital loss carryforwards arising from transactions that generated capital gains.

At June 30, 2012, the $6.4 million deferred tax valuation (compared to $7.6 million at December 31, 2011) relates to net capital losses on ARPS securities sales.

Discontinued Operations

In the first quarter of 2010, the Company decided to discontinue its affinity credit card platform, PartnersFirst, and has presented certain activities as discontinued operations. The Company transferred certain assets to held-for-sale and reported a portion of its operations as discontinued. At June 30, 2012 and December 31, 2011, the Company had $34.6 million and $38.9 million, respectively, of outstanding credit card loans which will have continuing cash flows related to the collection of these loans. These credit card loans are included in loans held for investment as of June 30, 2012 and December 31, 2011.

The following table summarizes the operating results of the discontinued operations for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(in thousands)
Affinity card revenue	$336	$399	$631	$770
Non-interest expenses	(717)	(1,192)	(1,395)	(2,527)

Loss before income taxes	(381)	(793)	(764)	(1,757)
Income tax benefit	(160)	(333)	(321)	(738)

Net loss	$(221)	$(460)	$(443)	$(1,019)

Business Segment Results

Bank of Nevada reported net income of $3.8 million and $4.7 million for the three and six months ended June 30, 2012 compared to net income of $3.7 million and $4.6 million for the three and six months ended June 30, 2011. The slight increase in net income for the comparable three month periods was primarily due to increased provision for credit losses of $3.4 million and decreased non-interest income of $1.7 million offset by decreased non-interest expense of $4.6 million. For the comparable six month periods of 2012 to 2011, the small increase was primarily due to increased net interest income of $2.1 million, decreased non-interest expense of $7.4 million, and decreased tax expense of $2.0 million mostly offset by increased provision for credit losses of $9.9 million and decreased non-interest income of $1.5 million. Total deposits at Bank of Nevada declined slightly during the quarter, but grew by $53.5 million to $2.43 billion at June 30, 2012 compared to $2.38 billion at December 31, 2011. Total loans increased by $143.0 million to $2.0 billion at June 30, 2012 from $1.86 billion at December 31, 2011 mostly due to intercompany transfers from Western Alliance Bank and Torrey Pines Bank.

Western Alliance Bank (“WAB”), which consists of Alliance Bank of Arizona operating in Arizona and First Independent Bank operating in Northern Nevada, reported net income of $7.8 million and $17.6 million for the three and six month periods ended June 30, 2012, compared to $3.8 million and $8.7 million for the three and six month periods ended June 30, 2011. The increase in net income for the three months ended June 30, 2012 compared to 2011 is mostly due to increased net interest income of $4.0 million, decreased provision for credit losses of $1.6 million, and decreased non-interest expense of $0.6 million partially offset by increased tax expense of $1.9 million and decreased non-interest revenue of $0.4 million. For the comparable six month periods 2012 to 2011, the majority of the increase was due to a $12.6 million increase in net interest income after provision for credit losses partially offset by increased income tax expense of $4.2 million. Total loans grew by $138.8 million to $1.78 billion at June 30, 2012 compared to $1.64 billion at December 31, 2011. In addition, total deposits increased by $120.7 million to $2.0 billion at June 30, 2012 from $1.88 billion at December 31, 2011.

Torrey Pines Bank segment, which excludes discontinued operations, reported net income for the three and six months ended June 30, 2012 of $5.3 million and $11.1 million compared to $4.2 million and $8.2 million for the three and six months ended June 30, 2011. The increase in net income for the second quarter 2012 compared 2011 was mostly due to increased net interest income of $2.8 million partially offset by increased non-interest expense of $1.3 million, and increased tax expense of $0.5 million. For the six months ended June 30, 2012 compared to 2011, the increase in net income was primarily the result of increased net interest income $6.7 million, partially offset by increased non-interest expense of $1.9 million, increased tax expense of $1.4 million and decreased non-interest income of $0.7 million. Total loans at Torrey Pines Bank increased by $103.0 million to $1.42 billion at June 30, 2012 from $1.32 billion at December 31, 2011. Total deposits increased by $175.7 million to $1.59 billion at June 30, 2012 compared to $1.42 billion at December 31, 2011.

The other segment, which includes the holding company, Shine, Western Alliance Equipment Finance, and the discontinued operations related to the affinity credit card platform, reported a net loss of $1.7 million and $7.0 million, excluding income from subsidiaries, for the three and six months ended June 30, 2012 compared to net losses of $5.5 million and $13.6 million for the three and six months ended June 30, 2011. The decrease in losses for the comparable three and six month periods was primarily from decreased non-interest expense related to OREO valuations partially offset by increased salaries and benefits expense due to centralization of back office functions.

Balance Sheet Analysis

Total assets increased $319.0 million, or 4.7%, to $7.16 billion at June 30, 2012 compared to $6.84 billion at December 31, 2011. The majority of the increase was increased loans of $384.8 million, or 8.5%, to $5.16 billion. Cash and cash equivalents increased by $23.9 million mostly the result of increased customer deposits the majority of which were redeployed into loans and investment securities.

Total liabilities increased $283.6 million, or 4.6%, to $6.49 billion at June 30, 2012 from $6.21 billion at December 31, 2011. Total deposits increased by $342.9 million, or 6.1%, to $6.0 billion at June 30, 2012 from $5.66 billion at December 31, 2011. Non-interest bearing demand deposits increased by $283.9 million, or 18.2%, to $1.84 billion at June 30, 2012 from $1.56 billion at December.

Total stockholders’ equity increased by $35.4 million to $672.1 million at June 30, 2012 from $636.7 million at December 31, 2011.

The following table shows the amounts of loans outstanding by type of loan at the end of each of the periods indicated.

	June 30, 2012	December 31, 2011
	(in thousands)

Commercial real estate - owner occupied	$1,310,340	$1,252,182
Commercial real estate - non-owner occupied	1,440,353	1,301,172
Commercial and industrial	1,262,834	1,120,107
Residential real estate	430,414	443,020
Construction and land development	360,595	381,676
Commercial leases	310,801	216,475
Consumer	55,825	72,504
Net deferred loan fees	(6,304)	(7,067)

Loans, net of deferred fees	5,164,858	4,780,069
Allowance for credit losses	(97,512)	(99,170)

Total loans, net	$5,067,346	$4,680,899

Concentrations of Lending Activities

The Company’s lending activities are primarily driven by the customers served in the market areas where the Company has branch offices in the States of Nevada, California and Arizona. The Company monitors concentrations within five broad categories: geography, industry, product, call code, and collateral. The Company grants commercial, construction, real estate and consumer loans to customers through branch offices located in the Company’s primary markets. The Company’s business is concentrated in these areas and the loan portfolio includes significant credit exposure to the commercial real estate market of these areas. As of June 30, 2012 and December 31, 2011, commercial real estate related loans accounted for approximately 60% and 61% of total loans and approximately 2% of commercial real estate related loans are secured by undeveloped land. Substantially all of these loans are secured by first liens with an initial loan to value ratio of generally not more than 75%. Approximately 48% and 49% of these commercial real estate loans were owner occupied at June 30, 2012 and December 31, 2011, respectively. In addition, approximately 4% of total loans were unsecured as of June 30, 2012 and December 31, 2011.

Impaired Loans

A loan is identified as impaired when it is probable that interest and principal will not be collected according to the contractual terms of the original loan agreement. An exception to this would be any known impaired loans regardless of balance. Most impaired loans are classified as nonaccrual. However, there are some loans that are termed impaired due to doubt regarding collectability according to contractual terms, but are both fully secured by collateral and are current in their interest and principal payments. These impaired loans are not classified as nonaccrual. Impaired loans are measured for reserve requirements in accordance with ASC Topic 310, Receivables, based on the present value of expected future cash flows discounted at the loan’s effective interest rate or, as a practical expedient, at the loan’s observable market price or the fair value of the collateral less applicable disposition costs if the loan is collateral dependent. The amount of an impairment reserve, if any, and any subsequent changes are charged against the allowance for credit losses. In addition to our own internal loan review process, the Federal Deposit Insurance Corporation (“FDIC”) may from time to time direct the Company to modify loan grades, loan impairment calculations or loan impairment methodology. During the first quarter, in conjunction with an FDIC examination, the FDIC directed Management to substitute the collateral dependent impairment method for the net present value impairment method on certain TDRs.

Total nonaccrual loans and loans past due 90 days or more and still accruing increased by $12.1 million, or 13.0%, at June 30, 2012 to $105.1 million from $93.0 million at December 31, 2011.

The following table summarizes nonperforming assets:

	June 30, 2012	December 31, 2011
	(in thousands)
Nonaccrual loans	$104,324	$90,392
Loans past due 90 days or more on accrual status	795	2,589
Troubled debt restructured loans	115,036	112,483

Total nonperforming loans	220,155	205,464
Foreclosed collateral	76,994	89,104

Total nonperforming assets	$297,149	$294,568

The following table summarizes the loans for which the accrual of interest has been discontinued, loans past due 90 days or more and still accruing interest, restructured loans, and other impaired loans:

	June 30, 2012	December 31, 2011
	(in thousands)
Nonaccrual loans	$104,324	$90,392
Loans past due 90 days or more on accrual status	795	2,589

Total nonperforming loans	105,119	92,981
Troubled debt restructured loans	115,036	112,483
Other impaired loans	5,266	4,027

Total impaired loans	$225,421	$209,491

Other repossessed assets	$76,994	$89,104
Nonaccrual loans to gross loans	2.02%	1.89%
Loans past due 90 days or more and still accruing interest to total loans	0.02	0.05

The composite of nonaccrual loans were as follows as of the dates indicated:

	At June 30, 2012			At December 31, 2011
	Nonaccrual Balance	%	Percent of Total Loans	Nonaccrual Balance	%	Percent of Total Loans
	(dollars in thousands)
Construction and land	$15,140	14.51%	0.29%	$28,813	31.88%	0.60%
Residential real estate	19,755	18.94%	0.38%	15,747	17.42%	0.33%
Commercial real estate	55,032	52.75%	1.07%	38,019	42.05%	0.80%
Commercial and industrial	13,917	13.34%	0.27%	7,410	8.20%	0.16%
Consumer	480	0.46%	0.01%	403	0.45%	0.01%

Total nonaccrual loans	$104,324	100.00%	2.02%	$90,392	100.00%	1.90%

As of June 30, 2012 and December 31, 2011, nonaccrual loans totaled $104.3 million and $90.4 million, respectively. Nonaccrual loans by bank at June 30, 2012 were $77.2 million at Bank of Nevada, $17.1 million at Western Alliance Bank and $10.0 million at Torrey Pines Bank, compared to $69.0 million at Bank of Nevada, $16.2 million at Western Alliance Bank and $5.2 million at Torrey Pines Bank at December 31, 2011. Nonaccrual loans as a percentage of total gross loans were 2.02% and 1.89% at June 30, 2012 and December 31, 2011, respectively. Nonaccrual loans as a percentage of each bank’s total gross loans at June 30, 2012 were 3.94% at Bank of Nevada, 0.96% at Western Alliance Bank, and 0.73% at Torrey Pines Bank, compared to 3.71% at Bank of Nevada, 0.98% at Western Alliance Bank and 0.39% at Torrey Pines Bank at December 31, 2011. Total lost interest on nonaccrual loans for the three and six months ended June 30, 2012 and 2011 was $1.5. million and $2.9 million and $1.5 million and $2.3 million, respectively. The Company recognized $0.1 million cash interest on non-accrual loans for the three and six months ended June 30, 2012, compared to $0.2 million for the three and six month periods ended June 30, 2011.

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

As of June 30, 2012 and December 31, 2011, the aggregate amount of loans classified as impaired was $225.4 million and $209.5 million, respectively, a net increase of 7.6%. The total specific allowance for loan losses related to these loans was $14.4 million and $10.4 million for June 30, 2012 and 2011, respectively. As of June 30, 2012 and December 31, 2011, the Company had $115.0 million and $112.5 million, respectively, in loans classified as accruing restructured loans. The net increase in impaired loans is primarily attributable to an increase in commercial real estate, residential real estate, and commercial and industrial impaired loans, which were $90.7 million, $28.9 million and $25.7 million, respectively, at December 31, 2011 compared to $120.3 million, $36.8 million and $29.5 million, respectively, at June 30, 2012, an increase of $29.6 million, $7.9 million and $3.8 million, respectively. Impaired construction and land development and impaired consumer loans decreased from $61.9 million and $2.3 million, respectively, at December 31, 2011, to $38.0 million and $0.9 million, respectively, at June 30, 2012.

The following table includes the breakdown of total impaired loans and the related specific reserves:

	At June 30, 2012
	Impaired Balance	Percent	Percent of Total Loans	Reserve Balance	Percent	Percent of Total Allowance
	(dollars in thousands)
Construction and land development	$37,971	16.84%	0.74%	$2,040	14.12%	2.09%
Residential real estate	36,842	16.34%	0.71%	3,253	22.52%	3.34%
Commercial real estate	120,251	53.35%	2.33%	4,823	33.39%	4.95%
Commercial and industrial	29,454	13.07%	0.57%	4,134	28.62%	4.24%
Consumer	903	0.40%	0.02%	195	1.35%	0.20%

Total impaired loans	$225,421	100.00%	4.37%	$14,445	100.00%	14.82%

	At December 31, 2011
	Impaired Balance	Percent	Percent of Total Loans	Reserve Balance	Percent	Percent of Total Allowance
	(dollars in thousands)
Construction and land development	$61,911	29.55%	1.30%	$3,501	33.74%	3.53%
Residential real estate	28,850	13.77%	0.60%	2,186	21.07%	2.20%
Commercial real estate	90,712	43.31%	1.90%	2,827	27.25%	2.85%
Commercial and industrial	25,730	12.28%	0.54%	1,863	17.95%	1.88%
Consumer	2,288	1.09%	0.05%	—	0.00%	0.00%

Total impaired loans	$209,491	100.00%	4.39%	$10,377	100.00%	10.46%

The following table summarizes the activity in our allowance for credit losses for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(dollars in thousands)
Allowance for credit losses:
Balance at beginning of period	$98,122	$106,133	$99,170	$110,699
Provisions charged to operating expenses:
Construction and land development	3,593	109	7,152	947
Commercial real estate	6,695	4,455	9,991	11,144
Residential real estate	45	2,905	725	6,567
Commercial and industrial	2,747	3,688	6,990	1,085
Consumer	250	734	1,553	2,189

Total provision	13,330	11,891	26,411	21,932
Recoveries of loans previously charged-off:
Construction and land development	217	677	303	1,093
Commercial real estate	561	804	2,264	1,275
Residential real estate	274	172	612	441
Commercial and industrial	1,417	726	2,194	1,555
Consumer	214	44	256	69

Total recoveries	2,683	2,423	5,629	4,433
Loans charged-off:
Construction and land development	3,185	1,516	8,272	5,714
Commercial real estate	5,641	4,286	10,553	10,400
Residential real estate	2,094	3,339	3,514	6,621
Commercial and industrial	4,933	5,926	8,587	7,333
Consumer	770	1,005	2,772	2,621

Total charged-off	16,623	16,072	33,698	32,689
Net charge-offs	13,940	13,649	28,069	28,256

Balance at end of period	$97,512	$104,375	$97,512	$104,375

Net charge-offs (annualized) to average loans outstanding	1.11%	1.26%	1.15%	1.32%
Allowance for credit losses to gross loans	1.89%	2.37%

The following table summarizes the allowance for credit losses by loan type. However, allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories:

	Allowance for Credit Losses at June 30, 2012
	(dollars in thousands)
	Amount	% of Total Allowance For Loan Losses	% of Loans in Each Category to Gross Loans
Construction and land development	$13,378	13.72%	6.97%
Commercial real estate	36,733	37.67%	53.19%
Residential real estate	16,957	17.39%	8.32%
Commercial and industrial	26,132	26.80%	30.44%
Consumer	4,312	4.42%	1.08%

Total	$97,512	100.00%	100.00%

The allowance for credit losses as a percentage of total loans decreased to 1.89% at June 30, 2012 from 2.07% at December 31, 2011. The Company’s credit loss reserve at June 30, 2012 decreased to $97.5 million from $99.2 million at December 31, 2011 mostly due to improvement in credit quality and a change in the portfolio mix.

Potential Problem Loans

The Company classifies loans consistent with federal banking regulations using a nine category grading system. These loan grades are described in further detail in the Company’s Annual Report on Form 10-K for 2011, “Item 1 Business.” The following table presents information regarding potential problem loans, consisting of loans graded watch, substandard doubtful and loss, but still performing:

	At June 30, 2012
	Number of Loans	Loan Balance	Percent	Percent of Total Loans
	(dollars in thousands)
Construction and land development	9	$7,268	6.01%	0.14%
Commercial real estate	78	87,457	72.27%	1.69%
Residential real estate	37	9,314	7.70%	0.18%
Commercial and industrial	73	15,430	12.75%	0.30%
Consumer	6	1,542	1.27%	0.03%

Total	203	$121,011	100.00%	2.34%

Our potential problem loans consisted of 203 loans and totaled approximately $121.0 million at June 30, 2012, compared to 451 loans totaled $237.5 million at December 31, 2011. These loans are primarily secured by real estate.

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

The carrying value of investment securities at June 30, 2012 and December 31, 2011 was as follows:

	June 30, 2012	December 31, 2011
	(in thousands)
U.S. Government sponsored agency securities	$30,063	$156,211
Direct obligation and GSE residential mortgage-backed securities	850,791	871,099
Private label residential mortgage-backed	22,040	25,784
Municipal obligations	227,200	187,509
Adjustable rate preferred stock	76,557	54,676
Mutual funds	30,135	28,864
CRA investments	25,524	25,015
Trust preferred securities	22,195	21,159
Collateralized debt obligations	50	50
Private label commercial mortgage-backed	5,616	5,431
Corporate bonds	107,747	107,360

Total investment securities	$1,397,918	$1,483,158

The Company has reviewed securities on which there is an unrealized loss in accordance with its accounting policy for OTTI described above in Note 4, Investment Securities, and recorded $0.2 million of impairment charges for the three and six months ended June 30, 2011 attributed to the unrealized losses in the Company’s CDO portfolio. No impairment was determined for the three and six months ended June 30, 2012. Gross unrealized losses at June 30, 2012 and December 31, 2011 are primarily caused by interest rate fluctuations, credit spread widening and reduced liquidity in applicable markets.

The Company does not consider any securities, other than those impaired in prior periods, to be other-than-temporarily impaired as of June 30, 2012 and December 31, 2011. However, without recovery in the near term such that liquidity returns to the applicable markets and spreads return to levels that reflect underlying credit characteristics, additional OTTI may occur in future periods.

Goodwill

Goodwill is created when a company acquires a business. When a business is acquired, the purchased assets and liabilities are recorded at fair value and intangible assets are identified. Excess consideration paid to acquire a business over the fair value of the net assets is recorded as goodwill. The Company’s annual goodwill impairment testing is October 1.

The Company determined that there was no triggering event or other factor to indicate an interim test of goodwill impairment was necessary for the second quarter of 2012 or 2011.

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

Although realization is not assured, the Company believes that the realization of the recognized net deferred tax asset of $48.2 million at June 30, 2012 is more likely than not based on expectations as to future taxable income and based on available tax planning strategies as defined in FASB ASC 740, Income Taxes (‘ASC 740”) that could be implemented if necessary to prevent a carryforward from expiring.

The most significant source of these timing differences are the credit loss reserve and net operating loss carryforwards, which account for substantially all of the net deferred tax asset.

As a result of the losses incurred in 2009 and 2010, the Company is in a three-year cumulative pretax loss position at June 30, 2012. A cumulative loss position is considered significant negative evidence in assessing the realizability of a deferred tax asset. The Company has concluded that there is sufficient positive evidence to overcome this negative evidence. This positive evidence includes recent positive financial performance in 2011 and the first and second quarters of 2012 and Company forecasts, exclusive of tax planning strategies, that show full utilization of the net operating losses by the end of 2013 based on current projections. In addition, the Company has evaluated tax planning strategies, including potential sales of businesses and assets in which it could realize the excess of appreciated value over the tax basis of its assets. The amount of deferred tax assets considered realizable, however, could be significantly reduced in the near term if estimates of future taxable income during the carryforward period are significantly lower than forecasted due to deterioration in market conditions.

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

Deposits

Deposits have been the primary source for funding the Company’s asset growth. At June 30, 2012, total deposits were $6.0 billion, compared to $5.66 billion at December 31, 2011. The deposit growth of $342.9 million or 6.1% was primarily driven by increased non-interest bearing demand deposits of $283.9 million, money market deposits of $280.6 million and interest bearing demand deposits of $57.8 million. This growth was partially offset by decreased certificates of deposits of $270.6 million and savings deposits of $8.8 million.

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

The following table provides the average balances and weighted average rates paid on deposits:

	Three Months Ended June 30, 2012		Three Months Ended June 30, 2011
	Average Balance/Rate		Average Balance/Rate
	(dollars in thousands)

Interest checking (NOW)	$518,367	0.24%	$470,360	0.41%
Savings and money market	2,295,976	0.34	2,108,701	0.70
Time	1,320,696	0.58	1,440,023	0.94

Total interest-bearing deposits	4,135,039	0.40	4,019,084	0.75
Noninterest bearing demand deposits	1,744,078	—	1,486,415	—

Total deposits	$5,879,117	0.28%	$5,505,499	0.55%

	Six Months Ended June 30, 2012		Six Months Ended June 30, 2011
	Average Balance/Rate		Average Balance/Rate
	(dollars in thousands)

Interest checking (NOW)	$511,314	0.24%	$485,826	0.42%
Savings and money market	2,264,769	0.36	2,058,789	0.71
Time	1,372,494	0.61	1,439,451	1.01

Total interest-bearing deposits	4,148,577	0.43	3,984,066	0.78
Noninterest bearing demand deposits	1,694,908	—	1,464,038	—

Total deposits	$5,843,485	0.31%	$5,448,104	0.57%

Other Assets Acquired Through Foreclosure

The following table presents the changes in other assets acquired through foreclosure:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(in thousands)		(in thousands)
Balance, beginning of period	$81,445	$98,312	$89,104	$107,655
Additions	3,955	9,880	9,295	21,055
Dispositions	(7,396)	(14,706)	(18,141)	(31,310)
Valuation adjustments in the period, net	(1,010)	(7,754)	(3,264)	(11,668)

Balance, end of period	$76,994	$85,732	$76,994	$85,732

Other assets acquired through foreclosure consist primarily of properties acquired as a result of, or in-lieu-of, foreclosure. Properties or other assets (primarily repossessed assets formerly leased) are classified as other real estate owned and other repossessed property and are reported at the lower of carrying value or fair value, less estimated costs to sell the property. Costs relating to the development or improvement of the assets are capitalized and costs relating to holding the assets are charged to expense. The Company had $77.0 million and $89.1 million, respectively, of such assets at June 30, 2012 and December 31, 2011. At June 30, 2012, the Company held approximately 74 other real estate owned properties compared to 83 at December 31, 2011. When significant adjustments were based on unobservable inputs, such as when a current appraised value is not available or management determines the fair value of the collateral is further impaired below appraised value and there is no observable market price, the resulting fair value measurement has been categorized as a Level 3 measurement.

Junior Subordinated Debt

The Company measures the balance of the junior subordinated debt at fair value, which was $36.7 million at June 30, 2012 and $37.0 million at December 31, 2011. The difference between the aggregate fair value of junior subordinated debt and the aggregate unpaid principal balance of $66.5 million was $29.8 million at June 30, 2012.

Short-Term Borrowed Funds

The Company from time to time utilizes short-term borrowed funds to support short-term liquidity needs generally created by increased loan demand. The majority of these short-term borrowed funds consist of advances from the FHLB and FRB and customer repurchase agreements. The Company’s borrowing capacity at FHLB and FRB is determined based on collateral pledged, generally consisting of securities and loans. In addition, the Company has borrowing capacity from other sources pledged by securities, including securities sold under agreements to repurchase, which are reflected at the amount of cash received in connection with the transaction, and may require additional collateral based on the fair value of the underlying securities. At June 30, 2012, total short-term borrowed funds consisted of customer repurchases of $86.9 million and $230.0 million of FHLB advances. No advances were outstanding from the FRB at June 30, 2012 and December 31, 2011. At December 31, 2011, total short-term borrowed funds consisted of $123.6 million of customer repurchases and $280.0 million of FHLB advances. The decrease in short-term borrowed funds of $86.7 million was the result of increased liquidity from customer deposits.

Senior Debt

On August 25, 2010, the Company completed a public offering of $75 million in principal Senior Notes due in 2015 bearing interest of 10%. The net proceeds of the offering were $72.8 million. At June 30, 2012, the net principal balance was $73.5 million.

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

The ability to have readily available funds sufficient to repay fully maturing liabilities is of primary importance to depositors, creditors and regulators. Our liquidity, represented by cash and amounts due from banks, federal funds sold and non-pledged marketable securities, is a result of our operating, investing and financing activities and related cash flows. In order to ensure funds are available when necessary, on at least a quarterly basis, we project the amount of funds that will be required, and we strive to maintain relationships with a diversified customer base. Liquidity requirements can also be met through short-term borrowings or the disposition of short-term assets. The Company has unsecured borrowing lines at correspondent banks totaling $100.0 million. In addition, loans and securities are pledged to the FHLB providing $1.29 billion in borrowing capacity with outstanding borrowings and letters of credit of $230.0 million and $72.0 million, respectively, leaving $992.5 million in available credit as of June 30, 2012. Loans and securities pledged to the FRB discount window provided $730.1 million in borrowing capacity. As of June 30, 2012, there were no outstanding borrowings from the FRB, thus our available credit totaled $730.1 million.

The Company has a formal liquidity policy, and in the opinion of management, our liquid assets are considered adequate to meet cash flow needs for loan funding and deposit cash withdrawals for the next 90-120 days. At June 30, 2012, there was $712.9 million in liquid assets comprised of $38.3 million in cash at the Federal Reserve Bank, $2.2 million in money market accounts and $672.4 million in unpledged marketable securities. At December 31, 2011, there was $773.0 million in liquid assets comprised of $36.8 million in cash at the Federal Reserve Bank, $7.3 million in money market accounts and $728.9 million in unpledged marketable securities.

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

On a long-term basis, the Company’s liquidity will be met by changing the relative distribution of our asset portfolios, for example, by reducing investment or loan volumes, or selling or encumbering assets. Further, the Company can increase liquidity by soliciting higher levels of deposit accounts through promotional activities and/or borrowing from correspondent banks, the FHLB of San Francisco and the FRB. At June 30, 2012, our long-term liquidity needs primarily relate to funds required to support loan originations and commitments and deposit withdrawals which can be met by cash flows from investment payments and maturities, and investment sales if necessary.

The Company’s liquidity is comprised of three primary classifications: (i) cash flows provided by operating activities; (ii) cash flows used in investing activities; and (iii) cash flows provided by financing activities. Net cash provided by or used in operating activities consists primarily of net income, adjusted for changes in certain other asset and liability accounts and certain non-cash income and expense items, such as the loan loss provision, investment and other amortization and depreciation. For the six months ended June 30, 2012 and 2011, net cash provided by operating activities was $83.7 million and $81.7 million, respectively.

Our primary investing activities are the origination of real estate, commercial and consumer loans and purchase and sale of securities. Our net cash provided by and used in investing activities has been primarily influenced by our loan and securities activities. The net increase in loans for the six months ended June 30, 2012 and 2011 was $425.0 million and $219.9 million, respectively.

Net cash provided by financing activities has been impacted significantly by increased deposit levels. During the six months ended June 30, 2012 and 2011, deposits increased $342.9 million and $249.9 million, respectively.

Fluctuations in core deposit levels may increase our need for liquidity as certificates of deposit mature or are withdrawn before maturity and as non-maturity deposits, such as checking and savings account balances, are withdrawn. Additionally, we are exposed to the risk that customers with large deposit balances will withdraw all or a portion of such deposits, due in part to the FDIC limitations on the amount of insurance coverage provided to depositors. To mitigate the uninsured deposit risk, we have joined the Certificate of Deposit Account Registry Service (CDARS), a program that allows customers to invest up to $50.0 million in certificates of deposit and the Insured Cash Sweep (ICS), a program that allows customers to invest up to $50.0 million in an interest bearing transaction, through a participating financial institution, with the entire amount being covered by FDIC insurance account through one participating financial institution. As of June 30, 2012, we had $298.6 million of CDARS deposits and $36.7 million of ICS deposits.

As of June 30, 2012, the Company had $118.5 million of wholesale brokered deposits outstanding. Brokered deposits are generally considered to be deposits that have been received from a third party that is acting on behalf of that party’s customer. Often, a broker will direct a customer’s deposits to the banking institution offering the highest interest rate available. Federal banking law and regulation places restrictions on depository institutions regarding brokered deposits because of the general concern that these deposits are at a greater risk of being withdrawn and placed on deposit at another institution offering a higher interest rate, thus posing liquidity risk for institutions that gather brokered deposits in significant amounts. The Company does not anticipate using brokered deposits as a significant liquidity source in the near future.

Federal and state banking regulations place certain restrictions on dividends paid by the Banks to Western Alliance. The total amount of dividends which may be paid at any date is generally limited to the retained earnings of each Bank. Dividends paid by the Banks to the Company would be prohibited if the effect thereof would cause the respective Bank’s capital to be reduced below applicable minimum capital requirements. In addition, the memorandum of understanding at Bank of Nevada presently requires prior regulatory approval of the payments of dividends to Western Alliance Bancorporation. Western Alliance Bank and Torrey Pines Bank have paid dividends in the amount of $4.5 million and $4.0 million, respectively, over the past two quarters to Western Alliance Bancorporation.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Banks to maintain minimum amounts and ratios of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I leverage (as defined) to average assets (as defined). As of June 30, 2012 and December 31, 2011, the Company and the Banks met all capital adequacy requirements to which they are subject.

As of June 30, 2012, the Company and each of its subsidiaries met the minimum capital ratio requirements necessary to be classified as well-capitalized, as defined by the banking agencies. To be categorized as well-capitalized, the Banks must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the table below. In addition, the Memorandum of Understanding to which Bank of Nevada is subject requires it to maintain a higher Tier 1 leverage ratio than otherwise required to be considered well-capitalized. At June 30, 2012, the capital levels at Bank of Nevada exceeded this elevated requirement.

The actual capital amounts and ratios for the Company are presented in the following table:

	Actual		Adequately- Capitalized Requirements		Minimum For Well-Capitalized Requirements
As of June 30, 2012	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
Total Capital (to Risk Weighted Assets)	758,733	12.3%	494,500	8.0%	618,125	10.0%
Tier I Capital (to Risk Weighted Assets)	681,202	11.0	247,250	4.0	370,875	6.0
Leverage ratio (to Average Assets)	681,202	9.7	281,220	4.0	351,525	5.0

	Actual		Adequately- Capitalized Requirements		Minimum For Well-Capitalized Requirements
As of December 31, 2011	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
Total Capital (to Risk Weighted Assets)	723,327	12.6%	459,255	8.0%	574,069	10.0%
Tier I Capital (to Risk Weighted Assets)	651,104	11.3	230,479	4.0	345,719	6.0
Leverage ratio (to Average Assets)	651,104	9.5	274,149	4.0	342,686	5.0

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

Net Interest Income Simulation. In order to measure interest rate risk at June 30, 2012, we used a simulation model to project changes in net interest income that result from forecasted changes in interest rates. This analysis calculates the difference between net interest income forecasted using an immediate increase and decrease in interest rates and a net interest income forecast using a flat market interest rate environment derived from spot yield curves typically used to price our assets and liabilities. The income simulation model includes various assumptions regarding the re-pricing relationships for each of our products. Many of our assets are floating rate loans, which are assumed to re-price immediately, and proportional to the change in market rates, depending on their contracted index. Some loans and investments include the opportunity of prepayment (embedded options), and accordingly the simulation model uses estimated market speeds to derive prepayments and reinvests proceeds at modeled yields. Our non-term deposit products re-price more slowly, usually changing less than the change in market rates and at our discretion.

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

This simulation model assesses the changes in net interest income that would occur in response to an instantaneous and sustained increase or decrease (shock) in market interest rates. At June 30, 2012, our net interest margin exposure for the next twelve months related to these hypothetical changes in market interest rates was within our current guidelines.

Sensitivity of Net Interest Income

	Interest Rate Scenario (change in basis points from Base)
(in 000’s)	Down 100	Base	UP 100	UP 200	Up 300	Up 400
Interest Income	$308,922	$311,920	$323,284	$340,991	$361,839	$382,523
Interest Expense	$26,053	$26,080	$43,086	$60,823	$79,085	$96,961
Net Interest Income	$282,869	$285,840	$280,198	$280,168	$282,754	$285,562
% Change	-1.0%		-2.0%	-2.0%	-1.1%	-0.1%

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

At June 30, 2012, our economic value of equity exposure related to these hypothetical changes in market interest rates was within the current guidelines established by us. The following table shows our projected change in economic value of equity for this set of rate shocks at June 30, 2012.

Economic Value of Equity

	Interest Rate Scenario (change in basis points from Base)
	Down 100	Base	UP 100	UP 200	Up 300	Up 400
Present Value (000’s)
Assets	$7,279,597	$7,232,704	$7,089,538	$6,937,143	$6,786,667	$6,643,347
Liabilities	$6,427,061	$6,415,603	$6,274,547	$6,122,555	$5,989,445	$5,859,168
Net Present Value	$852,536	$817,100	$814,991	$814,588	$797,222	$784,179
% Change	4.3%		-0.3%	-0.3%	-2.4%	-4.0%

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

Derivative Contracts. In the normal course of business, the Company uses derivative instruments to meet the needs of its customers and manage exposure to fluctuations in interest rates. The following table summarizes the aggregate notional amounts, market values and terms of the Company’s derivative positions with derivative market makers as of June 30, 2012.

Outstanding Derivatives Positions

Notional	Net Value	Weighted Average Term (in yrs)

9,628,921	(864,181)	3.3

The following table summarizes the aggregate notional amounts, market values and terms of the Company’s derivative positions with derivative market makers as of December 31, 2011:

Outstanding Derivatives Positions

Notional	Net Value	Weighted Average Term (in yrs)

32,880,403	(163,316)	3.8

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

Changes in Internal Control over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2012, which have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

As previously disclosed in our Annual Report on Form 10-K, one of the Company’s banking subsidiaries, Bank of Nevada, continues to operate under informal supervisory oversight by banking regulators in the form of a memorandum of understanding. The memorandum requires enhanced management of such matters as asset quality, credit administration, repossessed property, and information technology. The bank is prohibited from paying dividends or making other distributions to the Company without prior regulatory approval and is required to maintain higher levels of Tier 1 capital than otherwise would be required to be considered well-capitalized under federal capital guidelines. In addition, the bank is required to obtain prior regulatory approval of certain severance and similar payments to institution affiliated parties, and to provide regulators with prior notice of certain management and director changes. The Company believes Bank of Nevada is in full compliance with the requirements of the memorandum of understanding.

Item 1A. Risk Factors

There have not been any material changes to the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

3.1	Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to Amendment No. 1 to Western Alliance Bancorporation’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on June 7, 2005).

3.2	Amended and Restated By-Laws (incorporated by reference to Exhibit 3.1 to Western Alliance Bancorporation’s Form 8-K filed with the Securities and Exchange Commission on January 25, 2008).

3.3	Certificate of Designations for the Fixed Rate Cumulative Perpetual Preferred Stock, Series A, of Western Alliance Bancorporation (incorporated by reference to Exhibit 3.1 to Western Alliance Bancorporation’s Form 8-K filed with the Securities and Exchange Commission on November 25, 2008).

3.4	Amendment to Amended and Restated By-Laws (incorporated by reference to exhibit 3.1 to Western Alliance Bancorporation’s Form 8-K filed with the Securities and Exchange Commission on September 20, 2010

3.5	Certificate of Amendment to Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to Western Alliance Bancorporation’s Form 8-K filed with the Securities and Exchange Commission on May 3, 2010).

3.6	Certificate of Amendment to Amended and Restated Articles of Incorporation of Western Alliance Bancorporation (incorporated by reference to Exhibit 3.1 to Western Alliance’s Form 8-K filed with the SEC on November 30, 2010).

3.7	Certificate of Designations for the Non-Cumulative Perpetual Preferred Stock, Series B, of Western Alliance Bancorporation (incorporated by reference to Exhibit 3.1 to Western Alliance Bancorporation’s Form 8-K filed with the Securities and Exchange Commission on September 28, 2011).

3.8	Certificate of Correction to the Certificate of Designations for the Non-Cumulative Perpetual Preferred Stock, Series B, of Western Alliance Bancorporation (incorporated by reference to Exhibit 3.9 to Western Alliance’s Form 10-Q filed with the SEC on November 8, 2011).

4.1	Specimen common stock certificate of Western Alliance Bancorporation (incorporated by reference to Exhibit 4.1 of Western Alliance Bancorporation’s Registration Statement on Form S-1, File No. 333-124406, filed with the Securities and Exchange Commission on June 27, 2005, as amended).

4.2	Form of Fixed Rate Cumulative Perpetual Preferred Stock, Series A, stock certificate (incorporated by reference to Exhibit 4.1 to Western Alliance Bancorporation’s Form 8-K filed with the Securities and Exchange Commission on November 25, 2008).

4.3	Form of Warrant to purchase shares of Western Alliance Bancorporation common stock, dated December 12, 2003, together with a schedule of warrant holders (incorporated by reference to Exhibit 10.9 to Western Alliance Bancorporation’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on April 28, 2005).

4.4	Warrant, dated November 21, 2008, by and between Western Alliance Bancorporation and the United States Department of the Treasury (incorporated by reference to Exhibit 4.2 to Western Alliance’s Form 8-K filed with the Securities and Exchange Commission on November 25, 2008).

4.5	Senior Debt Indenture, dated August 25, 2010, between Western Alliance Bancorporation and Wells Fargo Bank, National Association, as trustee. (incorporated by reference to Exhibit 4.1 to Western Alliance’s Form 8-K filed with the SEC on August 25, 2010).

4.6	First Supplemental Indenture, dated August 25, 2010, between Western Alliance Bancorporation and Wells Fargo Bank, National Association, as trustee. (incorporated by reference to Exhibit 4.2 to Western Alliance’s Form 8-K filed with the SEC on August 25, 2010).

4.7	Form of 10.00% Senior Notes due 2015 (incorporated by reference to Exhibit 4.3 to Western Alliance’s Form 8-K filed with the SEC on August 25, 2010).

4.8	Form of Non-Cumulative Perpetual Preferred Stock, Series B, stock certificate (incorporated by reference to Exhibit 4.8 to Western Alliance’s Annual Report on Form 10-K filed with the SEC on March 2, 2012).

31.1	CEO Certification Pursuant to Rule 13a-14(a)/15d-14(a).

31.2	CFO Certification Pursuant to Rule 13a-14(a)/15d-14(a).

32	CEO and CFO Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes - Oxley Act of 2002.

101	The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, formatted in Extensible Business Reporting Language (XBRL), include: (i) Consolidated Balance Sheets at June 30, 2012 and December 31, 2011 (ii) Consolidated Income Statements and Comprehensive Income for the three and six months ended June 30, 2012 and 2011, (iii) Consolidated Statement of Stockholders’ Equity at June 30, 2012, (iv) Consolidated Statements of Cash Flows for the six months ended June 30, 2012 and 2011, and (v) Notes to (Unaudited) Condensed Consolidated Financial Statements**.

**	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WESTERN ALLIANCE BANCORPORATION

Date: August 3, 2012	By:	/s/ Robert Sarver

Robert Sarver
Chief Executive Officer

Date: August 3, 2012	By:	/s/ Dale Gibbons

Dale Gibbons
Executive Vice President and
Chief Financial Officer

Date: August 3, 2012	By:	/s/ J. Kelly Ardrey Jr.

J. Kelly Ardrey Jr.
Senior Vice President and
Chief Accounting Officer