Form 10-Q
period 2012-09-30
WESTERN ALLIANCE BANCORPORATION
filed 2012-11-02
CIK 1212545

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2012 or

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

Common stock issued and outstanding: 86,421,966 shares as of October 31, 2012.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

WESTERN ALLIANCE BANCORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30, 2012	December 31, 2011
	(unaudited)
	(in thousands, except share amounts)
Assets:
Cash and due from banks	$123,830	$116,866
Securities purchased under agreement to resell	139,786	—
Interest-bearing demand deposits in other financial institutions	44,301	38,129

Cash and cash equivalents	307,917	154,995
Money market investments	5,766	7,343
Investment securities—measured, at fair value	5,505	6,515
Investment securities—available-for-sale, at fair value; amortized cost of $1,024,339 at September 30, 2012 and $1,198,185 at December 31, 2011	1,044,137	1,190,385
Investment securities—held-to-maturity, at amortized cost; fair value of $283,592 at September 30, 2012 and $290,035 at December 31, 2011	283,472	286,258
Investments in restricted stock, at cost	32,844	33,520
Loans:
Held for investment, net of deferred fees	5,332,932	4,780,069
Less: allowance for credit losses	97,410	99,170

Total loans	5,235,522	4,680,899
Premises and equipment, net	106,902	105,546
Goodwill	23,224	25,925
Other intangible assets, net	5,764	9,807
Other assets acquired through foreclosure, net	78,234	89,104
Bank owned life insurance	137,256	133,898
Deferred tax assets, net	36,605	61,724
Prepaid expenses	13,166	16,470
Other assets	87,251	42,093
Discontinued operations, assets held for sale	38	59

Total assets	$7,403,603	$6,844,541

Liabilities:
Deposits:
Non-interest-bearing demand	$1,840,774	$1,558,211
Interest-bearing	4,321,202	4,100,301

Total deposits	6,161,976	5,658,512
Customer repurchase agreements	73,063	123,626
Securities sold short	138,287	—
Other borrowings	223,614	353,321
Junior subordinated debt, at fair value	36,218	36,985
Other liabilities	72,434	35,414

Total liabilities	6,705,592	6,207,858

Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock — par value $.0001 and liquidation value per share of $1,000; 20,000,000 authorized; 141, 000 issued and outstanding at September 30, 2012 and December 31, 2011	141,000	141,000
Common stock — par value $.0001; 200,000,000 authorized; 83,455,403 shares issued and outstanding at September 30, 2012 and 82,361,655 at December 31, 2011	8	8
Additional paid in capital	751,125	743,780
Accumulated deficit	(206,232)	(243,512)
Accumulated other comprehensive income (loss)	12,110	(4,593)

Total stockholders’ equity	698,011	636,683

Total liabilities and stockholders’ equity	$7,403,603	$6,844,541

See the accompanying notes.

WESTERN ALLIANCE BANCORPORATION AND SUBSIDIARIES

CONSOLIDATED INCOME STATEMENTS (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(in thousands, except per share amounts)
Interest income:
Loans, including fees	$69,580	$65,540	$205,682	$194,341
Investment securities—taxable	5,295	7,207	17,522	21,737
Investment securities—non-taxable	2,723	234	7,491	267
Dividends—taxable	305	278	899	859
Dividends—non-taxable	711	637	2,096	1,965
Other	55	237	262	576

Total interest income	78,669	74,133	233,952	219,745

Interest expense:
Deposits	3,974	6,982	12,904	22,428
Customer repurchase agreements	37	77	158	263
Other borrowings	2,225	2,024	6,624	6,229
Junior subordinated debt	487	465	1,458	1,856

Total interest expense	6,723	9,548	21,144	30,776

Net interest income	71,946	64,585	212,808	188,969
Provision for credit losses	8,932	11,180	35,343	33,112

Net interest income after provision for credit losses	63,014	53,405	177,465	155,857

Non-interest income:
Securities impairment charges recognized in earnings	—	—	—	(226)
Gain on sales of securities, net	1,031	781	2,502	4,826
Mark to market (losses) gains, net	470	6,420	701	6,247
Service charges and fees	2,412	2,337	7,014	6,864
Income from bank owned life insurance	1,116	1,189	3,359	4,195
Amortization of affordable housing investments	(651)	—	(710)	—
Other	2,604	2,355	7,397	7,603

Total non-interest income	6,982	13,082	20,263	29,509

Non-interest expense:
Salaries and employee benefits	25,500	23,319	78,159	69,119
Occupancy expense, net	4,655	5,126	14,046	15,024
Net loss on sales/valuations of repossessed assets and bank premises, net	126	2,128	3,678	16,890
Insurance	2,121	2,664	6,323	8,878
Loan and repossessed asset expenses	1,236	2,059	4,573	6,465
Legal, professional and director fees	2,291	1,912	6,380	5,639
Marketing	1,231	1,090	4,061	3,382
Data processing	1,390	895	3,678	2,671
Intangible amortization	880	890	2,660	2,669
Customer service	653	900	1,926	2,620
Merger expenses	113	974	113	1,082
Goodwill and intangible impairment	3,435	—	3,435	—
Other	3,912	3,524	10,839	10,196

Total non-interest expense	47,543	45,481	139,871	144,635

Income from continuing operations before provision for income taxes	22,453	21,006	57,857	40,731
Income tax expense	6,752	7,514	16,452	14,838

Income from continuing operations	15,701	13,492	41,405	25,893
Loss from discontinued operations, net of tax benefit	(243)	(481)	(686)	(1,500)

Net income	15,458	13,011	40,719	24,393
Dividends and accretion on preferred stock	352	9,419	3,440	14,425

Net income available to common shareholders	$15,106	$3,592	$37,279	$9,968

WESTERN ALLIANCE BANCORPORATION AND SUBSIDIARIES

CONSOLIDATED INCOME STATEMENTS (unaudited)

(continued)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(in thousands, except per share amounts)
Earnings per share from continuing operations:
Basic	$0.19	$0.05	$0.47	$0.14
Diluted	$0.19	$0.05	$0.46	$0.14
Loss per share from discontinued operations:
Basic	$(0.00)	$(0.01)	$(0.01)	$(0.02)
Diluted	$(0.00)	$(0.01)	$(0.01)	$(0.02)
Earnings per share applicable to common shareholders:
Basic	$0.18	$0.04	$0.46	$0.12
Diluted	$0.18	$0.04	$0.45	$0.12
Weighted average number of common shares outstanding:
Basic	81,758	80,931	81,570	80,870
Diluted	82,294	81,125	82,159	81,121
Dividends declared per common share	$—	$—	$—	$—

See the accompanying notes.

WESTERN ALLIANCE BANCORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(in thousands)
Net income	$15,458	$13,011	$40,719	$24,393

Other comprehensive income, net:
Unrealized gain on securities available-for-sale (AFS), net	8,478	3,357	18,803	9,376
Impairment loss on securities, net	—	—	—	144
Unrealized gain on cash flow hedge, net	9	—	17	—
Realized gain on cash flow hedge, net	—	—	(519)	—
Realized gain on sale of securities AFS included in income, net	(668)	(507)	(1,598)	(3,043)

Net other comprehensive income	7,819	2,850	16,703	6,477

Comprehensive income	$23,277	$15,861	$57,422	$30,870

Amount of impairment losses reclassified out of accumulated other comprehensive income into earnings	$—	$—	$—	$226

Income tax benefit related to impairment losses	$—	$—	$—	$82

See the accompanying notes.

WESTERN ALLIANCE BANCORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (unaudited)

						Accumulated
	Preferred Stock		Common Stock		Additional	Other		Total
					Paid In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
	(in thousands)
Balance, December 31, 2011:	141	$141,000	82,362	$8	$743,780	$(4,593)	$(243,512)	$636,683
Net income	—	—	—	—	—	—	40,719	40,719
Exercise of stock options	—	—	372	—	2,620	—	—	2,620
Stock-based compensation	—	—	155	—	1,578	—	—	1,578
Restricted stock grants, net	—	—	566	—	3,147	—	—	3,147
Dividends on preferred stock	—	—	—	—	—	—	(3,440)	(3,440)
Other comprehensive income, net	—	—	—	—	—	16,703	—	16,703

Balance, September 30, 2012	141	$141,000	83,455	$8	$751,125	$12,110	$(206,232)	$698,011

See the accompanying notes.

WESTERN ALLIANCE BANCORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Nine Months Ended September 30,
	2012	2011
	(in thousands)
Cash flows from operating activities:
Net income	$40,719	$24,393
Adjustments to reconcile net income to cash provided by operating activities:
Provision for credit losses	35,343	33,112
Depreciation and amortization	7,319	8,083
Stock-based compensation	4,725	3,102
Deferred income taxes and income taxes receivable	16,125	13,879
Net amortization of discounts and premiums for investment securities	8,027	5,693
Goodwill and intangible impairment	3,435	—
Securities impairment	—	226
(Gains)/Losses on:
Sales of securities, AFS	(2,502)	(4,826)
Derivatives	148	173
Sale of repossessed assets, net	3,742	16,179
Sale of premises and equipment, net	(64)	711
Sale of loans, net	6	—
Sale of minority interest in Miller/Russell & Associates, Inc.	(776)	—
Changes in:
Other assets	(29,127)	13,456
Other liabilities	2,715	990
Fair value of assets and liabilities measured at fair value	(701)	(6,247)
Servicing rights, net	10	189

Net cash provided by operating activities	89,144	109,113

Cash flows from investing activities:
Proceeds from loan sales	3,445	—
Proceeds from sale of securities measured at fair value	—	2,907
Principal pay downs and maturities of securities measured at fair value	954	4,465
Proceeds from sale of available-for-sale securities	143,553	453,984
Principal pay downs and maturities of available-for-sale securities	304,428	235,946
Purchase of available-for-sale securities	(277,619)	(618,430)
Purchases of securities held-to-maturity	—	(125,995)
Proceeds from maturities of securities held-to-maturity	735	640
Loan originations and principal collections, net	(612,929)	(356,565)
Investment in money market	1,577	23,431
Liquidation of restricted stock	676	2,178
Purchase of investment tax credits	17,901	—
Sale and purchase of premises and equipment, net	(5,951)	2,020
Proceeds from sale of other real estate owned and repossessed assets, net	26,640	31,794

Net cash (used) in investing activities	(396,590)	(343,625)

WESTERN ALLIANCE BANCORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(continued)

	Nine Months Ended September 30,
	2012	2011
	(in thousands)
Cash flows from financing activities:
Net increase in deposits	503,464	294,447
Net increase (decrease) in borrowings	(42,276)	33,177
Exercise of stock options	2,620	362
Proceeds from issuance of preferred stock	—	141,000
Redemption of preferred stock	—	(140,000)
Cash dividends paid on preferred stock	(3,440)	(5,252)

Net cash provided by financing activities	460,368	323,734

Net increase in cash and cash equivalents	152,922	89,222
Cash and cash equivalents at beginning of year	154,995	216,746

Cash and cash equivalents at end of period	$307,917	$305,968

Supplemental disclosure:
Cash paid during the period for:
Interest	$22,263	$33,560
Income taxes	1,290	—
Non-cash investing and financing activity:
Transfers to other assets acquired through foreclosure, net	19,512	27,011
Unfunded commitments to purchase investment tax credits	34,599	—

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

Principles of consolidation

WAL has 10 wholly-owned subsidiaries: Bank of Nevada (“BON”), Western Alliance Bank (“WAB”), Torrey Pines Bank (“TPB”), which are all banking subsidiaries; Western Alliance Equipment Finance, Inc. (“WAEF”), which provides equipment finance services; and six unconsolidated subsidiaries used as business trusts in connection with issuance of trust-preferred securities. In addition, until October 31, 2012, WAL maintained an 80 percent interest in Shine Investment Advisory Services Inc. (“Shine”), a registered investment advisor. On October 31, 2012, the Company sold its interest in Shine. This transaction will not have a material impact to the Company’s fourth quarter consolidated financial statements. On October 17, 2012, the Company completed its acquisition of Western Liberty Bancorp (“Western Liberty”). The Company paid $27.5 million and issued 2,966,236 shares for all of the equity interests of Western Liberty. Western Liberty’s primary operating subsidiary, Service1st Bank of Nevada, is now a wholly-owned subsidiary of Western Alliance Bancorporation. The Company merged Service1st Bank into Bank of Nevada effective October 19, 2012. None of the assets or liabilities of Western Liberty are included in the Company’s financials at September 30, 2012, nor are the shares issued by the Company to consummate the merger. The merger was completed because the purchase price of Western Liberty was at a significant discount to its tangible book value and is expected to be accretive to capital at close. The combined bank had approximately $3.09 billion of assets and $2.55 billion of deposits immediately following the merger and continues to operate as Bank of Nevada. Acquisition related expenses incurred to date have been immaterial. The Company has undertaken an additional review and valuation of Western Liberty’s assets and liabilities, which will be reflected in the combined entities financial statements at December 31, 2012.

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

The Company does not have any other significant entities that should be considered for consolidation. All significant intercompany balances and transactions have been eliminated in consolidation.

Reclassifications

Certain amounts in the consolidated financial statements as of December 31, 2011 and for the three and nine months ended September 30, 2011 have been reclassified to conform to the current presentation. The reclassifications have no effect on net income or stockholders’ equity as previously reported.

Interim financial information

The accompanying unaudited consolidated financial statements as of September 30, 2012 and 2011 have been prepared in condensed format, and therefore do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These statements have been prepared on a basis that is substantially consistent with the accounting principles applied to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2011.

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

The Company uses an appraised value method to determine the need for a reserve on impaired, collateral dependent loans and further discounts the appraisal for disposition costs. Generally, the Company obtains independent collateral valuation analysis for each loan every six to twelve months.

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

Investments in low income housing credits

During 2012, the Company has invested in Limited Partnerships formed for the purpose of investing in low income housing projects, which qualify for federal low income housing tax credits. These investments are expected to generate tax credits over the next ten years. The investment is accounted for under the equity method of accounting. Other assets include $51.8 million related to this investment and other liabilities include $34.6 million related to future unconditional equity commitments.

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

Although realization is not assured, the Company believes that the realization of the recognized net deferred tax asset of $36.6 million at September 30, 2012 is more likely than not based on expectations as to future taxable income and based on available tax planning strategies as defined in FASB ASC 740, Income Taxes (“ASC 740”) that could be implemented if necessary to prevent a carryforward from expiring.

The most significant source of these timing differences are the credit loss reserve and net operating loss carryforwards, which account for substantially all of the net deferred tax asset.

Based on its internal analysis, the Company believes that it is more likely than not that the Company will fully utilize deferred federal and state tax assets pertaining to the existing net operating loss carryforwards and any net operating loss (NOL) that would be created by the reversal of the future net deductions that have not yet been taken on a tax return.

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

Management uses its best judgment in estimating the fair value of the Company’s financial instruments; however, there are inherent limitations in any estimation technique. Therefore, for substantially all financial instruments, the fair value estimates presented herein are not necessarily indicative of the amounts the Company could have realized in a sales transaction at September 30, 2012 or December 31, 2011. The estimated fair value amounts for September 30, 2012 and December 31, 2011 have been measured as of period-end, and have not been reevaluated or updated for purposes of these consolidated financial statements subsequent to those dates. As such, the estimated fair values of these financial instruments subsequent to the reporting date may be different than the amounts reported at the period-end.

The information on page 34 in Note 10, “Fair Value Accounting,” should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only required for a limited portion of the Company’s assets and liabilities.

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

Loans

Fair value for loans is estimated based on discounted cash flows using interest rates currently being offered for loans with similar terms to borrowers with similar credit quality with adjustments that the Company believes a market participant would consider in determining fair value based on a third party independent valuation. As a result, the fair value for loans disclosed in Note 10, “Fair Value Accounting,” is categorized as Level 2 in the fair value hierarchy.

Accrued interest receivable and payable

The carrying amounts reported in the consolidated balance sheets for accrued interest receivable and payable approximate their fair value. Accrued interest receivable and payable fair value measurements disclosed in Note 10 “Fair Value Accounting,” are classified as Level 3 in the fair value hierarchy.

Derivative financial instruments

All derivatives are recognized on the balance sheet at their fair value. The fair value for derivatives is determined based on market prices, broker-dealer quotations on similar product or other related input parameters. As a result, the fair values have been categorized as Level 2 in the fair value hierarchy.

Deposit liabilities

The fair value disclosed for demand and savings deposits is by definition equal to the amount payable on demand at their reporting date (that is, their carrying amount) which the Company believes a market participant would consider in determining fair value. The carrying amount for variable-rate deposit accounts approximates their fair value. Fair values for fixed-rate certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities on these deposits. The fair value measurement of the deposit liabilities disclosed in Note 10, “Fair Value Accounting,” is categorized as Level 2 in the fair value hierarchy.

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

In May 2011, the FASB issued guidance within ASU 2011-04 “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” The amendments in ASU 2011-04 generally represent clarifications of Topic 820, Fair Value Measurement but also include some instances where a particular principle or requirement for measuring fair value or disclosing information about fair value measurements has changed. This update results in common principles and requirements for measuring fair value and for disclosing information about fair value measurements in accordance with U.S. GAAP and International Financial Reporting Standards (“IFRS”). The adoption of this guidance did not have a material impact on the Company’s consolidated statement of income, its consolidated balance sheet, or its consolidated statement of cash flows. See note 10 “Fair Value Accounting” for the enhanced disclosures required by ASU 2011-04.

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

In July 2012, the FASB issued guidance within ASU 2012-02 “Testing Indefinite-Lived Intangible Assets for Impairment.” The amendments in ASU 2012-02 to Topic 350, Intangibles – Goodwill and Other, allow an entity to first assess qualitative factors to determine whether it is necessary to perform a quantitative impairment test. Under these amendments, an entity would not be required to calculate the fair value of an indefinite-lived intangible assets unless the entity determines, based on qualitative assessment, that it is more likely than not, the indefinite-lived intangible asset is impaired. The amendments include a number of events and circumstances for an entity to consider in conducting the qualitative assessment. The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted. The Company is currently evaluating early adoption for its annual impairment test in the fourth quarter 2012. The Company does not expect the adoption to have a significant impact on its consolidated financial statements.

2. DISCONTINUED OPERATIONS AND ASSETS HELD FOR SALE

In the first quarter of 2010, the Company decided to discontinue its affinity credit card platform, PartnersFirst, and has presented certain activities as discontinued operations. The Company transferred certain assets to held-for-sale and reported a portion of its operations as discontinued. At September 30, 2012 and December 31, 2011, the Company had $33.5 million and $38.9 million, respectively, of outstanding credit card loans which will have continuing cash flows related to the collection of these loans. These credit card loans are included in loans held for investment as of September 30, 2012 and December 31, 2011.

The following table summarizes the operating results of the discontinued operations for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
		(in thousands)
Affinity card revenue	$315	$363	$947	$1,133
Non-interest expenses	(734)	(1,192)	(2,130)	(3,719)

Loss before income taxes	(419)	(829)	(1,183)	(2,586)
Income tax benefit	(176)	(348)	(497)	(1,086)

Net loss	$(243)	$(481)	$(686)	$(1,500)

3. EARNINGS PER SHARE

Diluted earnings per share is based on the weighted average outstanding common shares during each period, including common stock equivalents. Basic earnings per share is based on the weighted average outstanding common shares during the period.

Basic and diluted earnings per share, based on the weighted average outstanding shares, are summarized as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(in thousands, except per share amounts)
Weighted average shares—Basic	81,758	80,931	81,570	80,870
Dilutive effect of stock awards	536	194	589	251

Weighted average shares—Diluted	82,294	81,125	82,159	81,121

Net income available to common stockholders	$15,106	$3,592	$37,279	$9,968
Earnings per share—Basic	0.18	0.04	0.46	0.12
Earnings per share—Diluted	0.18	0.04	0.45	0.12

The Company had 1,057,116 and 2,092,932 stock options outstanding as of September 30, 2012 and December 31, 2011, respectively, that were not included in the computation of diluted earnings per common share because their effect would be anti-dilutive.

4. INVESTMENT SECURITIES

Carrying amounts and fair values of investment securities at the end of the period indicated are summarized as follows:

	September 30, 2012
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value
	(in thousands)
Securities held-to-maturity
Collateralized debt obligations	$50	$977	$—	$1,027
Corporate bonds	102,783	810	(7,536)	96,057
Municipal obligations (1)	179,139	5,880	(11)	185,008
CRA investments	1,500	—	—	1,500

	$283,472	$7,667	$(7,547)	$283,592

		OTTI
		Recognized
		in Other	Gross	Gross
	Amortized	Comprehensive	Unrealized	Unrealized	Fair
	Cost	Loss	Gains	(Losses)	Value
		(in thousands)
Securities available-for-sale
Municipal obligations (1)	$58,286	$—	$1,763	$(47)	$60,002
Adjustable-rate preferred stock	68,278	—	3,512	(755)	71,035
Mutual funds (2)	28,978	—	2,064	—	31,042
Corporate bonds	5,000	—	2	—	5,002
Direct U.S. obligations and GSE residential mortgage-backed securities (3)	782,147	—	21,244	(42)	803,349
Private label residential mortgage-backed securities	21,096	(1,811)	1,948	(458)	20,775
Private label commercial mortgage-backed securities	5,390	—	330	—	5,720
Trust preferred securities	32,000	—	—	(9,108)	22,892
CRA investments	23,164	—	1,156	—	24,320

	$1,024,339	$(1,811)	$32,019	$(10,410)	$1,044,137

Securities measured at fair value
Direct U.S. obligations and GSE residential mortgage-backed securities (3)					$5,505

(1)	These consist of revenue obligations.
(2)	These are investment grade corporate bonds.
(3)	These are primarily agency collateralized mortgage obligations.

	December 31, 2011
		(in thousands)
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value
		(in thousands)
Securities held-to-maturity
Collateralized debt obligations	$50	$972	$—	$1,022
Corporate bonds	102,785	171	(2,029)	100,927
Municipal obligations (1)	181,923	4,695	(32)	186,586
CRA investments	1,500	—	—	1,500

	$286,258	$5,838	$(2,061)	$290,035

		OTTI
		Recognized
		in Other	Gross	Gross
	Amortized	Comprehensive	Unrealized	Unrealized	Fair
	Cost	Loss	Gains	(Losses)	Value
	(in thousands)
Securities available-for-sale
U.S. Government-sponsored agency securities	$155,898	$—	$368	$(55)	$156,211
Municipal obligations (1)	5,555	—	47	(16)	5,586
Adjustable-rate preferred stock	59,661	—	1,157	(6,142)	54,676
Mutual funds (2)	28,978	—	65	(179)	28,864
Corporate bonds	5,000	—	—	(425)	4,575
Direct U.S. obligations and GSE residential mortgage-backed securities (3)	855,828	—	9,095	(339)	864,584
Private label residential mortgage-backed securities	26,953	(1,811)	1,815	(1,173)	25,784
Private label commercial mortgage-backed securities	5,461	—	—	(30)	5,431
Trust preferred securities	32,016	—	—	(10,857)	21,159
CRA investments	22,835	—	680	—	23,515

	$1,198,185	$(1,811)	$13,227	$(19,216)	$1,190,385

Securities measured at fair value
Direct U.S. obligations and GSE residential mortgage-backed securities (3)					$6,515

(1)	These consist of revenue obligations.
(2)	These are investment grade corporate bonds.
(3)	These are primarily agency collateralized mortgage obligations.

For additional information on the fair value changes of the securities measured at fair value, see the trading securities table in Note 10 “Fair Value Accounting”.

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

Gross unrealized losses at September 30, 2012 are primarily caused by interest rate fluctuations, credit spread widening and reduced liquidity in applicable markets. The Company has reviewed securities on which there is an unrealized loss in accordance with its accounting policy for OTTI described above and determined there were no securities impairment charges for the three and nine months ended September 30, 2012 and the three months ended September 30, 2011. There was $0.2 million of securities impairment charges for the nine months ended September 30, 2011. The impairment charges are attributed to the unrealized losses in the Company’s CDO portfolio.

The Company does not consider any other securities to be other-than-temporarily impaired as of September 30, 2012 and December 31, 2011. OTTI is reassessed quarterly. No assurance can be made that additional OTTI will not occur in future periods.

Information pertaining to securities with gross unrealized losses at September 30, 2012 and December 31, 2011, aggregated by investment category and length of time that individual securities have been in a continuous loss position follows:

	September 30, 2012
	Less Than Twelve Months		More Than Twelve Months		Total
	Gross		Gross		Gross
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value	Losses	Value
			(in thousands)
Securities held-to-maturity
Corporate bonds	$593	$14,407	$6,943	$63,057	$7,536	$77,464
Municipal obligations	11	1,118	—	—	11	1,118

	$604	$15,525	$6,943	$63,057	$7,547	$78,582

Securities available-for-sale
Adjustable-rate preferred stock	$30	$4,970	$725	$8,641	$755	$13,611
Direct U.S obligations and GSE residential mortgage-backed securities	—	7	42	7,427	42	7,434
Municipal obligations	47	5,566	—	—	47	5,566
Private label residential mortgage-backed securities	3	1,012	455	7,574	458	8,586
Trust preferred securities	—	—	9,108	22,893	9,108	22,893

	$80	$11,555	$10,330	$46,535	$10,410	$58,090

	December 31, 2011
	Less Than Twelve Months		Over Twelve Months		Total
	Gross		Gross		Gross
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value	Losses	Value
			(in thousands)
Securities held-to-maturity
Corporate bonds	$2,029	$77,931	$—	$—	$2,029	$77,931
Municipal obligations	32	7,774	—	—	32	7,774

	$2,061	$85,705	$—	$—	$2,061	$85,705

Securities available-for-sale
U.S. Government-sponsored agency securities	$55	$9,944	$—	$—	$55	$9,944
Adjustable-rate preferred stock	6,142	26,335	—	—	6,142	26,335
Mutual funds	179	15,879	—	—	179	15,879
Corporate bonds	425	4,575	—	—	425	4,575
Direct U.S obligations and GSE residential mortgage-backed securities	222	54,668	117	15,239	339	69,907
Municipal obligations	16	2,640	—	—	16	2,640
Private label residential mortgage-backed securities	465	20,045	708	5,034	1,173	25,079
Private label commercial mortgage-backed securities	30	5,431	—	—	30	5,431
Trust preferred securities	—	—	10,857	21,159	10,857	21,159

	$7,534	$139,517	$11,682	$41,432	$19,216	$180,949

At September 30, 2012 and December 31, 2011, the Company’s unrealized losses relate primarily to interest rate fluctuations, credit spreads widening and reduced liquidity in applicable markets. The total number of securities in an unrealized loss position at September 30, 2012 was 51 compared to 106 at December 31, 2011. In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and industry analysis reports. Since material downgrades have not occurred and management does not intend to sell the debt securities for the foreseeable future, none of the securities described in the above table or in this paragraph were deemed to be other than temporarily impaired.

At September 30, 2012, the net unrealized loss on trust preferred securities classified as AFS was $9.1 million, compared with $10.9 million at December 31, 2011. The Company actively monitors its debt and other structured securities portfolios classified as AFS for declines in fair value. At September 30, 2012, the net unrealized loss on corporate bond portfolio classified as HTM was $6.7 million compared to $1.9 million at December 31, 2011. During the year, the Federal Reserve announced its intention to keep interest rates at historically low levels into 2015. The yields of most of the bonds in the portfolio are tied to LIBOR, thus negatively affecting their anticipated returns. Additionally, Moody’s had downgraded certain bonds held in the portfolio during the year. However, all of the bonds remain investment grade.

The amortized cost and fair value of securities as of September 30, 2012 and December 31, 2011, by contractual maturities, are shown below. The actual maturities of the mortgage-backed securities may differ from their contractual maturities because the loans underlying the securities may be repaid without any penalties due to borrowers that have the right to call or prepay obligations with or without call or prepayment penalties. Therefore, these securities are listed separately in the maturity summary.

	September 30, 2012		December 31, 2011
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value
	(in thousands)
Securities held-to-maturity
Due in one year or less	$1,500	$1,500	$1,500	$1,500
After one year through five years	13,598	13,670	8,389	8,093
After five years through ten years	114,295	107,957	114,748	114,098
After ten years	154,079	160,465	161,621	166,344

	$283,472	$283,592	$286,258	$290,035

Securities available-for-sale
Due in one year or less	$57,722	$61,117	$52,815	$53,399
After one year through five years	16,795	17,766	20,445	20,635
After five years through ten years	16,721	17,296	134,935	135,420
After ten years	150,954	144,609	134,162	116,347
Mortgage backed securities	782,147	803,349	855,828	864,584

	$1,024,339	$1,044,137	$1,198,185	$1,190,385

The following table summarizes the Company’s investment ratings position as of September 30, 2012:

	As of September 30, 2012
		Split-rated
	AAA	AAA/AA+	AA+ to AA-	A+ to A-	BBB+ to BBB-	BB+ and below	Totals
	(in thousands)
Municipal obligations	$8,158	$—	$134,480	$87,472	$8,748	$283	$239,141
Direct U.S. obligations & GSE residential mortgage-backed securities	—	808,854	—	—	—	—	808,854
Private label residential mortgage-backed securities	1,612	—	3,295	13,826	—	2,042	20,775
Private label commercial mortgage-backed securities	5,720	—	—	—	—	—	5,720
Mutual funds (3)	—	—	—	—	31,042	—	31,042
Adjustable-rate preferred stock	—	—	830	1,218	57,220	8,641	67,909
Trust preferred securities	—	—	—	—	22,892	—	22,892
Collateralized debt obligations	—	—	—	—	—	50	50
Corporate bonds	—	—	2,696	45,121	59,968	—	107,785

Total (1) (2)	$15,490	$808,854	$141,301	$147,637	$179,870	$11,016	$1,304,168

(1)	The Company used the average credit rating of the combination of S&P, Moody’s and Fitch in the above table where ratings differed.
(2)	Securities values are shown at carrying value as of September 30, 2012. Unrated securities consist of CRA investments with a carrying value of $24.3 million, ARPS with a carrying value of $3.1 million and an other investment of $1.5 million.
(3)	At least 80% of mutual funds are investment grade corporate bonds.

The following table summarizes the Company’s investment ratings position as of December 31, 2011.

	As of December 31, 2011
	AAA	Split-rated AAA/AA+	AA+ to AA-	A+ to A-	BBB+ to BBB-	BB+ and below	Totals
				(in thousands)
Municipal obligations	$8,273	$—	$109,159	$60,949	$8,855	$273	$187,509
Direct U.S. obligations & GSE residential mortgage-backed securities	—	871,099	—	—	—	—	871,099
Private label residential mortgage-backed securities	13,349	—	4,104	6,438	—	1,893	25,784
Private label commercial mortgage-backed securities	5,431	—	—	—	—	—	5,431
Mutual funds (3)	—	—	—	—	28,864	—	28,864
U.S. Government-sponsored agency securities	—	156,211	—	—	—	—	156,211
Adjustable-rate preferred stock	—	—	—	—	46,530	7,126	53,656
Trust preferred securities	—	—	—	—	21,159	—	21,159
Collateralized debt obligations	—	—	—	—	—	50	50
Corporate bonds	2,695	—	15,130	64,535	15,000	—	97,360

Total (1) (2)	$29,748	$1,027,310	$128,393	$131,922	$120,408	$9,342	$1,447,123

(1)	The Company used the average credit rating of the combination of S&P, Moody’s and Fitch in the above table where ratings differed.
(2)	Securities values are shown at carrying value as of December 31, 2011. Unrated securities consist of CRA investments with a carrying value of $23.5 million, an HTM Corporate security with a carrying value of $10.0 million, one ARPS with a carrying value of $1.0 million and an other investment of $1.5 million.
(3)	At least 80% of mutual funds are investment grade corporate bonds.

Securities with carrying amounts of approximately $666.8 million and $675.0 million at September 30, 2012 and December 31, 2011, respectively, were pledged for various purposes as required or permitted by law.

The following table presents gross gains and (losses) on sales of investment securities:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
		(in thousands)
Gross gains	$1,073	$1,106	$2,786	$5,172
Gross (losses)	(42)	(325)	(284)	(346)

	$1,031	$781	$2,502	$4,826

5. LOANS, LEASES AND ALLOWANCE FOR CREDIT LOSSES

The composition of the Company’s loans held for investment portfolio is as follows:

	September 30, 2012	December 31, 2011
	(in thousands)
Commercial real estate—owner occupied	$1,331,332	$1,252,182
Commercial real estate—non-owner occupied	1,407,013	1,301,172
Commercial and industrial	1,450,339	1,120,107
Residential real estate	408,435	443,020
Construction and land development	379,834	381,676
Commercial leases	305,654	216,475
Consumer	56,642	72,504
Deferred fees and unearned income,net	(6,317)	(7,067)
	5,332,932	4,780,069
Allowance for credit losses	(97,410)	(99,170)

Total	$5,235,522	$4,680,899

The following table presents the contractual aging of the recorded investment in past due loans by class of loans excluding deferred fees:

	September 30, 2012
	Current	30-59 Days Past Due	60-89 Days Past Due	Over 90 days Past Due	Total Past Due	Total
			(in thousands)
Commercial real estate
Owner occupied	$1,313,261	$4,338	$6,113	$7,620	$18,071	$1,331,332
Non-owner occupied	1,236,408	2,402	7,844	2,153	12,399	1,248,807
Multi-family	158,017	—	189	—	189	158,206
Commercial and industrial
Commercial	1,442,543	2,228	613	4,955	7,796	1,450,339
Leases	304,629	522	—	503	1,025	305,654
Construction and land development
Construction	223,187	—	—	—	—	223,187
Land	146,677	527	892	8,551	9,970	156,647
Residential real estate	391,466	1,073	1,676	14,220	16,969	408,435
Consumer	54,958	513	374	797	1,684	56,642

Total loans	$5,271,146	$11,603	$17,701	$38,799	$68,103	$5,339,249

	December 31, 2011
	Current	30-59 Days Past Due	60-89 Days Past Due	Over 90 days Past Due	Total Past Due	Total
			(in thousands)
Commercial real estate
Owner occupied	$1,235,707	$3,150	$2,488	$10,837	$16,475	$1,252,182
Non-owner occupied	1,168,616	—	2,365	5,051	7,416	1,176,032
Multi-family	124,855	—	—	285	285	125,140
Commercial and industrial
Commercial	1,114,881	683	1,146	3,397	5,226	1,120,107
Leases	216,475	—	—	—	—	216,475
Construction and land development
Construction	210,843	—	—	3,434	3,434	214,277
Land	151,618	6,217	375	9,189	15,781	167,399
Residential real estate	424,086	2,349	4,030	12,555	18,934	443,020
Consumer	70,759	376	602	767	1,745	72,504

Total loans	$4,717,840	$12,775	$11,006	$45,515	$69,296	$4,787,136

The following table presents the recorded investment in nonaccrual loans and loans past due ninety days or more and still accruing interest by class of loans:

	September 30, 2012				December 31, 2011
				Loans past				Loans past
	Non-accrual loans			due 90 days	Non-accrual loans			due 90 days
		Past Due/	Total	or more and		Past Due/	Total	or more and
	Current	Delinquent	Non-accrual	still accruing	Current	Delinquent	Non-accrual	still accruing
					(in thousands)
Commercial real estate
Owner occupied	$19,116	$16,432	$35,548	$—	$6,951	$14,202	$21,153	$439
Non-owner occupied	24,186	8,859	33,045	—	8,834	7,416	16,250	—
Multi-family	552	189	741	—	331	285	616	—
Commercial and industrial
Commercial	5,747	4,923	10,670	608	3,789	3,029	6,818	523
Leases	—	1,025	1,025	—	592	—	592	—
Construction and land development
Construction	—	—	—	—	11,011	3,435	14,446	—
Land	4,880	9,388	14,268	—	2,615	11,752	14,367	860
Residential real estate	10,547	15,214	25,761	486	2,891	12,856	15,747	—
Consumer	—	180	180	616	403	—	403	767

Total	$65,028	$56,210	$121,238	$1,710	$37,417	$52,975	$90,392	$2,589

The reduction in interest income associated with loans on nonaccrual status was approximately $1.3 million and $4.1 million for the three and nine months ended September 30, 2012, respectively, and $2.2 million and $4.6 million for the three and nine months ended September 30, 2011, respectively.

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

	September 30, 2012
	Pass	Watch	Substandard	Doubtful	Loss	Total
	(in thousands)
Commercial real estate
Owner occupied	$1,206,211	$57,347	$67,774	$—	$—	$1,331,332
Non-owner occupied	1,170,233	15,346	63,228	—	—	1,248,807
Multi-family	157,465	—	741	—	—	158,206
Commercial and industrial
Commercial	1,416,446	11,171	19,322	3,401	—	1,450,340
Leases	298,386	131	7,136	—	—	305,653
Construction and land development
Construction	222,985	202	—	—	—	223,187
Land	112,721	8,659	35,267	—	—	156,647
Residential real estate	367,224	3,875	37,336	—	—	408,435
Consumer	54,254	950	1,438	—	—	56,642

Total	$5,005,925	$97,681	$232,242	$3,401	$—	$5,339,249

	September 30, 2012
	Pass	Watch	Substandard	Doubtful	Loss	Total
	(in thousands)
Current (up to 29 days past due)	$5,001,961	$93,758	$174,577	$850	$—	$5,271,146
Past due 30—59 days	3,077	887	7,639	—	—	11,603
Past due 60—89 days	773	2,652	14,276	—	—	17,701
Past due 90 days or more	114	384	35,750	2,551	—	38,799

Total	$5,005,925	$97,681	$232,242	$3,401	$—	$5,339,249

	December 31, 2011
	Pass	Watch	Substandard	Doubtful	Loss	Total
	(in thousands)
Commercial real estate
Owner occupied	$1,139,776	$67,220	$45,186	$—	$—	$1,252,182
Non-owner occupied	1,103,593	33,470	38,969	—	—	1,176,032
Multi-family	123,917	414	809	—	—	125,140
Commercial and industrial
Commercial	1,067,602	20,657	31,648	200	—	1,120,107
Leases	215,778	105	592	—	—	216,475
Construction and land development
Construction	193,248	3,087	17,942	—	—	214,277
Land	120,858	8,551	37,990	—	—	167,399
Residential real estate	405,398	12,637	24,985	—	—	443,020
Consumer	68,546	971	2,987	—	—	72,504

Total	$4,438,716	$147,112	$201,108	$200	$—	$4,787,136

	December 31, 2011
	Pass	Watch	Substandard	Doubtful	Loss	Total
	(in thousands)
Current (up to 29 days past due)	$4,429,291	$143,908	$144,641	$—	$—	$4,717,840
Past due 30—59 days	6,475	661	5,639	—	—	12,775
Past due 60—89 days	2,950	2,104	5,952	—	—	11,006
Past due 90 days or more	—	439	44,876	200	—	45,515

Total	$4,438,716	$147,112	$201,108	$200	$—	$4,787,136

The table below reflects recorded investment in loans classified as impaired:

	September 30,	December 31,
	2012	2011
	(in thousands)
Impaired loans with a specific valuation allowance under ASC 310	$58,917	$28,631
Impaired loans without a specific valuation allowance under ASC 310	165,179	180,860

Total impaired loans	$224,096	$209,491

Valuation allowance related to impaired loans	$(15,448)	$(10,377)

The following table presents the impaired loans by class:

	September 30,	December 31,
	2012	2011
	(in thousands)
Commercial real estate
Owner occupied	$62,390	$46,780
Non-owner occupied	61,289	43,123
Multi-family	741	809
Commercial and industrial
Commercial	21,455	25,138
Leases	1,025	592
Construction and land development
Construction	—	20,827
Land	37,402	41,084
Residential real estate	39,180	28,850
Consumer	614	2,288

Total	$224,096	$209,491

A valuation allowance is established for an impaired loan when the fair value of the loan is less than the recorded investment. In certain cases, portions of impaired loans have been charged-off to realizable value instead of establishing a valuation allowance and are included, when applicable, in the table above as “Impaired loans without specific valuation allowance under ASC 310.” The valuation allowance disclosed above is included in the allowance for credit losses reported in the consolidated balance sheets as of September 30, 2012 and December 31, 2011.

The following table presents average investment in impaired loans by loan class:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(in thousands)
Commercial real estate
Owner occupied	$61,223	$51,020	$55,881	$51,951
Non-owner occupied	60,207	43,192	57,433	52,384
Multi-family	882	1,676	983	2,109
Commercial and industrial
Commercial	25,616	13,830	26,097	12,648
Leases	1,030	3,429	839	3,491
Construction and land development
Construction	—	25,780	1,315	27,729
Land	35,215	21,931	37,440	23,174
Residential real estate	37,814	36,947	34,567	37,020
Consumer	794	468	1,256	527

Total	$222,781	$198,273	$215,811	$211,033

The following table presents interest income on impaired loans by class:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(in thousands)
Commercial real estate
Owner occupied	$841	$960	$1,696	$2,113
Non-owner occupied	649	218	1,661	1,395
Multi-family	—	5	—	14
Commercial and industrial
Commercial	406	628	920	727
Leases	—	—	—	—
Construction and land development
Construction	—	119	—	391
Land	171	133	867	528
Residential real estate	78	33	199	222
Consumer	13	2	31	9

Total	$2,158	$2,098	$5,374	$5,399

The Company is not committed to lend significant additional funds on these impaired loans.

The following table summarizes nonperforming assets:

	September 30,	December 31,
	2012	2011
	(in thousands)
Nonaccrual loans	$121,238	$90,392
Loans past due 90 days or more on accrual status	1,710	2,589
Troubled debt restructured loans	93,335	112,483

Total nonperforming loans	216,283	205,464
Foreclosed collateral	78,234	89,104

Total nonperforming assets	$294,517	$294,568

Allowance for Credit Losses

The following table summarizes the changes in the allowance for credit losses by portfolio type:

	For the Three Months Ended September 30,
	Construction and	Commercial	Residential	Commercial
	Land Development	Real Estate	Real Estate	and Industrial	Consumer	Total
	(in thousands)
2012
Beginning Balance	$13,378	$36,733	$16,957	$26,132	$4,312	$97,512
Charge-offs	2,315	1,470	2,242	4,100	799	10,926
Recoveries	567	633	153	501	38	1,892
Provision	18	2,324	(82)	5,611	1,061	8,932

Ending balance	$11,648	$38,220	$14,786	$28,144	$4,612	$97,410

2011
Beginning Balance	$16,913	$35,062	$21,276	$26,089	$5,035	$104,375
Charge-offs	2,369	2,484	10,555	1,420	1,069	17,897
Recoveries	707	127	440	1,243	41	2,558
Provision	2,206	341	8,622	(803)	814	11,180

Ending balance	$17,457	$33,046	$19,783	$25,109	$4,821	$100,216

	For the Nine Months Ended September 30,
	Construction and	Commercial	Residential	Commercial
	Land Development	Real Estate	Real Estate	and Industrial	Consumer	Total
	(in thousands)
2012
Beginning Balance	$14,195	$35,031	$19,134	$25,535	$5,275	$99,170
Charge-offs	10,587	12,023	5,756	12,687	3,571	44,624
Recoveries	870	2,897	765	2,695	294	7,521
Provision	7,170	12,315	643	12,601	2,614	35,343

Ending balance	$11,648	$38,220	$14,786	$28,144	$4,612	$97,410

2011
Beginning Balance	$20,587	$33,043	$20,889	$30,782	$5,398	$110,699
Charge-offs	8,083	12,884	17,176	8,753	3,690	50,586
Recoveries	1,800	1,402	881	2,798	110	6,991
Provision	3,153	11,485	15,189	282	3,003	33,112

Ending balance	$17,457	$33,046	$19,783	$25,109	$4,821	$100,216

The following tables present loans individually evaluated for impairment by class of loans:

	September 30, 2012
	Unpaid			Allowance
	Principal	Recorded	Partial	for Credit
	Balance	Investment	Charge-offs	Losses Allocated
	(in thousands)
With no related allowance recorded:
Commercial real estate
Owner occupied	$50,997	$45,954	$5,043	$—
Non-owner occupied	42,984	38,619	4,365	—
Multi-family	282	234	48	—
Commercial and industrial
Commercial	15,027	14,610	417	—
Leases	1,025	1,025	—	—
Construction and land development
Construction	—	—	—	—
Land	43,028	36,600	6,428	—
Residential real estate	34,373	27,703	6,670	—
Consumer	434	434	—	—
With an allowance recorded:
Commercial real estate
Owner occupied	17,779	16,436	1,343	5,159
Non-owner occupied	28,638	22,670	5,968	2,395
Multi-family	538	507	31	225
Commercial and industrial
Commercial	10,086	6,845	3,241	3,280
Leases	—	—	—	—
Construction and land development
Construction	—	—	—	—
Land	1,084	802	282	187
Residential real estate	12,912	11,477	1,435	4,022
Consumer	555	180	375	180
With an allowance recorded:

Total	$259,742	$224,096	$35,646	$15,448

	December 31, 2011
	Unpaid Principal Balance	Recorded Investment	Partial Charge-offs	Allowance for Credit Losses Allocated
	(in thousands)
With no related allowance recorded:
Commercial real estate
Owner occupied	$47,792	$41,338	$6,454	$—
Non-owner occupied	41,500	36,806	4,694	—
Multi-family	213	194	19	—
Commercial and industrial
Commercial	24,769	22,804	1,965	—
Leases	592	592	—	—
Construction and land development
Construction	21,774	18,821	2,953	—
Land	39,177	34,067	5,110	—
Residential real estate	32,577	23,950	8,627	—
Consumer	2,328	2,288	40	—
With an allowance recorded:
Commercial real estate
Owner occupied	5,572	5,442	130	1,333
Non-owner occupied	7,865	6,316	1,549	1,276
Multi-family	630	616	14	218
Commercial and industrial
Commercial	2,516	2,334	182	1,863
Leases	—	—	—	—
Construction and land development
Construction	5,018	2,006	3,012	499
Land	7,298	7,017	281	3,002
Residential real estate	5,059	4,900	159	2,186
Consumer	—	—	—	—
With an allowance recorded:

Total	$244,680	$209,491	$35,189	$10,377

The following tables present the balance in the allowance for credit losses and the recorded investment in loans by portfolio segment and based on impairment method:

	September 30, 2012
	Commercial Real Estate - Owner Occupied	Commercial Real Estate - Non- Owner Occupied	Commercial and Industrial	Residential Real Estate	Construction and Land Development	Commercial Leases	Consumer	Total
	(in thousands)
Allowance for credit losses:
Ending balance attributable to loans individually evaluated for impairment	$5,159	$2,619	$3,281	$4,022	$187	$—	$180	$15,448
Collectively evaluated for impairment	16,540	13,902	22,576	10,764	11,461	2,287	4,432	81,962
Acquired with deteriorated credit quality	—	—	—	—	—	—	—	—

Total ending allowance	$21,699	$16,521	$25,857	$14,786	$11,648	$2,287	$4,612	$97,410

	December 31, 2011
	Commercial Real Estate - Owner Occupied	Commercial Real Estate - Non-Owner Occupied	Commercial and Industrial	Residential Real Estate	Construction and Land Development	Commercial Leases	Consumer	Total
	(in thousands)
Allowance for credit losses:
Ending balance attributable to loans
Individually evaluated for impairment	$1,333	$1,494	$1,863	$2,186	$3,501	$—	$—	$10,377
Collectively evaluated for impairment	16,434	15,770	21,605	16,948	10,694	2,067	5,275	88,793
Acquired with deteriorated credit quality	—	—	—	—	—	—	—	—

Total ending allowance	$17,767	$17,264	$23,468	$19,134	$14,195	$2,067	$5,275	$99,170

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

The following table presents information on the financial effects of troubled debt restructured loans by class for the periods presented:

	Three Months Ended September 30, 2012
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Forgiven Principal Balance	Lost Interest Income (1)	Post-Modification Outstanding Recorded Investment	Waived Fees and Other Expenses
	(in thousands)
Commercial real estate
Owner occupied	2	$3,111	$—	$28	$3,083	$11
Non-owner occupied	10	19,773	10	194	19,569	5
Multi-family	—	—	—	—	—	—
Commercial and industrial
Commercial	—	—	—	—	—	—
Leases	—	—	—	—	—	—
Construction and land development
Construction	—	—	—	—	—	—
Land	1	2,581	—	26	2,555	—
Residential real estate	4	4,113	—	163	3,950	1
Consumer	1	46	—	3	43	2

Total	18	$29,624	$10	$414	$29,200	$19

(1)	Lost interest income is processed as a charge-off to loan principal in the Company’s financial statements.

	Nine Months Ended September 30, 2012
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Forgiven Principal Balance	Lost Interest Income (1)	Post-Modification Outstanding Recorded Investment	Waived Fees and Other Expenses
	(in thousands)
Commercial real estate
Owner occupied	14	$21,740	$750	$493	$20,497	$71
Non-owner occupied	15	33,629	440	321	32,868	16
Multi-family	—	—	—	—	—	—
Commercial and industrial
Commercial	14	7,707	—	26	7,681	37
Leases	—	—	—	—	—	—
Construction and land development
Construction	—	—	—	—	—	—
Land	6	6,460	—	259	6,201	12
Residential real estate	19	10,306	40	1,148	9,118	8
Consumer	3	114	—	3	111	2

Total	71	$79,956	$1,230	$2,250	$76,476	$146

(1)	Lost interest income is processed as a charge-off to loan principal in the Company’s financial statements.

	Three Months Ended September 30, 2011
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Forgiven Principal Balance	Lost Interest Income (1)	Post-Modification Outstanding Recorded Investment	Waived Fees and Other Expenses
	(in thousands)
Commercial real estate
Owner occupied	5	$4,474	$—	$—	$4,474	$20
Non-owner occupied	5	5,123	—	226	4,897	25
Multi-family	—	—	—	—	—	—
Commercial and industrial
Commercial	28	13,599	—	1	13,598	40
Leases	—	—	—	—		—
Construction and land development
Construction	2	12,281	—	1,180	11,101	38
Land	5	1,924	—	316	1,608	39
Residential real estate	14	8,174	303	757	7,114	12
Consumer	3	263	—	9	254	—

Total	62	$45,838	$303	$2,489	$43,046	$174

(1)	Lost interest income is processed as a charge-off to loan principal in the Company’s financial statements.

	Nine Months Ended September 30, 2011
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Forgiven Principal Balance	Lost Interest Income (1)	Post-Modification Outstanding Recorded Investment	Waived Fees and Other Expenses
	(in thousands)
Commercial real estate
Owner occupied	16	$16,559	$—	$801	$15,758	$223
Non-owner occupied	12	19,764	1,000	353	18,411	246
Multi-family	—	—	—	—	—	—
Commercial and industrial
Commercial	33	14,916	—	1	14,915	62
Leases	—	—	—	—	—	—
Construction and land development
Construction	3	12,443	—	1,180	11,263	38
Land	9	3,314	—	321	2,993	54
Residential real estate	27	13,553	1,010	1,100	11,443	17
Consumer	3	263	—	9	254	—

Total	103	$80,812	$2,010	$3,765	$75,037	$640

(1)	Lost interest income is processed as a charge-off to loan principal in the Company’s financial statements.

The following table presents TDR loans by class for which there was a payment default during the period:

	Three Months Ended September, 30,				Nine Months Ended September 30,
	2012		2011		2012		2011
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
	(in thousands)				(in thousands)
Commercial real estate
Owner occupied	5	$4,263	—	$—	10	$10,611	1	$170
Non-owner occupied	1	1,049	1	430	3	4,442	1	430
Multi-family	—	—	—	—	1	193	—	—
Commercial and industrial
Commercial	3	1,794	—	—	7	6,700	—	—
Leases	—	—	—	—	—	—	—	—
Construction and land development
Construction	—	—	—		—	—	2	2,463
Land	1	347	3	2,031	5	4,013	4	2,193
Residential real estate	3	3,823	2	318	5	4,143	7	2,431
Consumer	—	—	—	—	1	375	—	—

Total	13	$11,276	6	$2,779	32	$30,477	15	$7,687

A TDR loan is deemed to have a payment default when it becomes past due 90 days, goes on nonaccrual, or is re-structured again.

At September 30, 2012 and December 31, 2011, loan commitments outstanding on TDR loans were $0.9 million and $0.2 million, respectively.

Loan Purchases and Sales

In the third quarter of 2012, the Company had secondary market loan purchases of $13.8 million consisting of commercial and industrial loans. In addition, the Company periodically acquires newly originated loans at closing through participations or loan syndications. The Company had no significant loan sales in the first nine months of 2012 or 2011. The Company held no loans for sale at September 30, 2012 and December 31, 2011, respectively. In the first nine months of 2012, the Company had secondary market loan purchases of $132.3 million consisting of $66.1 million of commercial leases, $65.2 million of commercial and industrial loans and $1.0 million of commercial real estate loans. In the first nine months of 2011, the Company purchased $64.3 million of secondary market loans consisting of $64.0 million commercial and industrial loans and $0.3 million commercial real estate loans.

6. OTHER ASSETS ACQUIRED THROUGH FORECLOSURE

The following table presents the changes in other assets acquired through foreclosure:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(in thousands)		(in thousands)
Balance, beginning of period	$76,994	$85,732	$89,104	$107,655
Additions	10,993	7,139	20,288	28,194
Dispositions	(9,205)	(4,291)	(27,346)	(35,601)
Valuation adjustments in the period, net	(548)	(1,888)	(3,812)	(13,556)

Balance, end of period	$78,234	$86,692	$78,234	$86,692

At September 30, 2012 and 2011, the majority of the Company’s repossessed assets were properties located in Nevada.

7. GOODWILL AND INTANGIBLES

Goodwill and intangibles are created when a Company acquires a business. When a business is acquired, the purchased assets and liabilities are recorded at fair value and intangible assets are identified. Excess consideration paid to acquire the business over fair value of the net assets is recorded as goodwill. During the third quarter 2012, Management concluded that goodwill and intangibles related to Shine Investment Advisory Services, Inc. were impaired, and recorded a $3.4 million impairment charge. This was due to ongoing evaluations of various strategic alternatives related to this entity, including negotiations to sell this 80% investment.

The Company determined that there was no triggering event or other factor to indicate an interim test of goodwill impairment was necessary for the third quarter of 2011.

8. INCOME TAXES

Deferred tax assets and liabilities are included in the financial statements at currently enacted income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes.

For the nine months ended September 30, 2012, the net deferred tax assets decreased $25.1 million to $36.6 million. This decrease in the net deferred tax asset was primarily the result of the net operating income of the Company for the period and the resulting usage of the NOL and Capital Loss carryforwards and also due to the tax effect of the change in other comprehensive income. The reduction in the effective tax rate from the first three quarters of 2011 compared to the first three quarters of 2012 is primarily due to low income housing tax credits, an increase in tax exempt income from revenue from municipal obligations, as well as a reduction in the deferred tax valuation allowance for capital loss carryforwards arising from transactions that generated capital gains.

At September 30, 2012, the $6.3 million deferred tax valuation (compared to $7.6 million at December 31, 2011) relates to net capital losses on ARPS securities sales.

The deferred tax asset related to federal and state net operating loss carryforwards outstanding at September 30, 2012, available to reduce tax liability in future years total $5.7 million (compared to $20.2 million at December 31, 2011). This is comprised of $2.6 million of tax benefits from federal net operating loss carry forwards that begin to expire in 2029, $1.4 million of tax benefits from California state net operating loss carry forwards that will begin to expire in 2029, and $1.8 million of tax benefits from Arizona state net operating loss carryforwards that will begin to expire in 2013. In Management’s opinion, it is more likely than not that the results of future operations will generate sufficient taxable income to realize the deferred taxes related to these net operating loss carryforwards.

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

The Company would recognize interest accrued related to unrecognized tax benefits in tax expense. The Company has not recognized or accrued any interest or penalties for the three and nine month periods ended September 30, 2012 or 2011, respectively.

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

A summary of the contractual amounts for unfunded commitments and letters of credit are as follows:

	September 30,	December 31,
	2012	2011
	(in thousands)
Commitments to extend credit, including unsecured loan commitments of $175,042 at September 30, 2012 and $167,305 at December 31, 2011	$1,023,224	$863,120
Credit card commitments and financial guarantees	298,115	319,892
Standby letters of credit, including unsecured letters of credit of $2,075 at September 30, 2012 and $2,558 at December 31, 2011	30,790	34,768

Total	$1,352,129	$1,217,780

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

The Company has exposure to credit losses from unfunded commitments and letters of credit. As funds have not been disbursed on these commitments, they are not reported as loans outstanding. Credit losses related to these commitments are not included in the allowance for credit losses reported in Note 5, “Loans, Leases and Allowance for Credit Losses” of these Consolidated Financial Statements and are accounted for as a separate loss contingency as a liability. This loss contingency for unfunded loan commitments and letters of credit was $1.6 million and $1.1 million as of September 30, 2012 and December 31, 2011, respectively. Changes to this liability are adjusted through other non-interest expense.

Concentrations of Lending Activities

The Company’s lending activities are primarily driven by the customers served in the market areas where the Company has branch offices in the States of Nevada, California and Arizona. The Company monitors concentrations within five broad categories: geography, industry, product, call code, and collateral. The Company grants commercial, construction, real estate and consumer loans to customers through branch offices located in the Company’s primary markets. The Company’s business is concentrated in these areas and the loan portfolio includes significant credit exposure to the commercial real estate market of these areas. As of September 30, 2012 and December 31, 2011, commercial real estate related loans accounted for approximately 58% and 61% of total loans and approximately 2% of commercial real estate related loans are secured by undeveloped land. Substantially all of these loans are secured by first liens with an initial loan to value ratio of generally not more than 75%. Approximately 49% of these commercial real estate loans were owner occupied at September 30, 2012 and December 31, 2011, respectively. In addition, approximately 4% of total loans were unsecured as of September 30, 2012 and December 31, 2011.

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

Lease Commitments

The Company leases the majority of its office locations and many of these leases contain multiple renewal options and provisions for increased rents. Total rent expense of $1.5 million and $1.4 million was included in occupancy expenses for the three month periods ended September 30, 2012 and 2011, respectively. For the nine months ended September 30, 2012 and 2011, total rent expense included in occupancy expenses was $4.4 million and $4.1 million, respectively.

10. FAIR VALUE ACCOUNTING

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

For the three and nine months ended September 30, 2012 and 2011, gains and losses from fair value changes included in the Consolidated Statement of Operations were as follows:

	Changes in Fair Values for Items Measured at Fair
	Value Pursuant to Election of the Fair Value Option
Description	Unrealized Gain/(Loss) on Assets and Liabilities Measured at Fair Value, Net	Interest Income on Securities	Interest Expense on Junior Subordinated Debt	Total Changes Included in Current- Period Earnings
	(in thousands)
Three Months Ended September 30, 2012

Securities measured at fair value	$—	$3	$—	$3
Junior subordinated debt	469	—	329	140

	$469	$3	$329	$143

Nine Months Ended September 30, 2012

Securities measured at fair value	$(66)	$10	$—	$(56)
Junior subordinated debt	767	—	981	(214)

	$701	$10	$981	$(270)

	Changes in Fair Values for Items Measured at Fair
	Value Pursuant to Election of the Fair Value Option
Description	Unrealized Gain (Loss) on Assets and Liabilities Measured at Fair Value, Net	Interest Income on Securities	Interest Expense on Junior Subordinated Debt	Total Changes Included in Current- Period Earnings
	(in thousands)
Three Months Ended September 30, 2011

Securities measured at fair value	$32	$4	$—	$36
Junior subordinated debt	6,388	—	267	6,121

	$6,420	$4	$267	$6,157

Nine Months Ended September 30, 2011

Securities measured at fair value	$1	$22	$—	$23
Junior subordinated debt	6,689	—	766	5,923

	$6,690	$22	$766	$5,946

The following table presents gains and losses from fair value changes on securities measured at fair value:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(in thousands)		(in thousands)
Net gains and (losses) for the period on trading securities included in earnings	$—	$32	$(66)	$1
Less: net gains and (losses) recognized during the period on trading securities sold during the period	—	—	—	190

Change in unrealized gains or (losses) for the period included in earnings for trading securities held at the end of the reporting period	$—	$32	$(66)	$(189)

The difference between the aggregate fair value of junior subordinated debt ($36.2 million) and the aggregate unpaid principal balance thereof ($66.5 million) was $30.3 million at September 30, 2012.

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

Independent pricing service: Management independently evaluates all of the fair value measurements received from our third party pricing service through multiple review steps. First, management reviews what has transpired in the market-place with respect to interest rates, credit spreads, volatility, mortgage rates, etc., and makes an expectation on changes to the securities valuations from the previous quarter. Then management compares expected changes to the actual valuation changes provided to it by its pricing service. Next, management compares a robust sampling of safekeeping marks on securities with the marks provided by our third party pricing service and determines whether there are any notable differences. Then, management compares the prices on Level 1 priced securities to publically available prices to verify those prices are similar. Finally, management discusses the assumptions used for Level 2 priced securities with our pricing service. The pricing service provides management with observable market data including interest rate curves and mortgage prepayment speed grids, as well as dealer quote sheets, new bond offering sheets, and historical trade documentation. Management reviews the assumptions and decides whether they are reasonable. Management may compare interest rates, credit spreads and prepayments speeds used as part of the assumptions to those that management believes are reasonable. Management may price securities using the provided assumptions to determine whether they can develop similar prices on like securities. Any discrepancies with management’s review and the prices provided by the vendor are discussed with the vendor and the Company’s other valuation advisors. Management has formally challenged the prices on several securities, but has found that the vendor prices are reasonable.

Annually the Company receives a SSAE 16 report from its independent pricing service attesting to the controls placed on the operations of the service from its auditor.

Interest rate swap: Interest rate swaps are reported at fair value utilizing Level 2 inputs. The Company obtains dealer quotations to value its interest rate swaps.

Junior subordinated debt: The Company estimates the fair value of its junior subordinated debt using a discounted cash flow model which incorporates the effect of the Company’s own credit risk in the fair value of the liabilities (Level 3). The Company’s cash flow assumptions were based on the contractual cash flows as the Company anticipates that it will pay the debt according to its contractual terms. The Company evaluated priced offerings on individual issuances of trust preferred securities and estimated the discount rate based, in part, on that information. The Company estimated the discount rate at 6.53%, which is a 617 basis point spread over 3 month LIBOR (0.359% as of September 30, 2012). As of September 30, 2011, the Company estimated the discount rate at 6.754%, which was a 638 basis point spread over 3 month LIBOR (0.374%). As of December 31, 2011, the Company estimated the discount rate at 6.989%, which was a 641 basis point spread over 3 month LIBOR (0.579%).

Securities sold short:: Securities sold short, comprised of entirely U.S. Treasury bonds, are reported at fair value utilizing Level 1 inputs.

The fair value of these assets and liabilities were determined using the following inputs at the periods presented:

	Fair Value Measurements at the End of the Reporting Period Using:
September 30, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
	(in thousands)
Assets:
Securities measured at fair value
Direct U.S. obligations and GSE residential mortgage-backed securities	$—	$5,505	$—	$5,505

Securities available for sale
Municipal obligations	$—	$60,002	—	$60,002
Direct U.S. obligations and GSE residential mortgage-backed securities	—	803,349	—	803,349
Mutual funds	31,042	—	—	31,042
Private label residential mortgage-backed securities	—	20,775	—	20,775
Private label commercial mortgage-backed securities	—	5,720	—	5,720
Adjustable-rate preferred stock	71,035	—	—	71,035
Trust preferred	22,892		—	22,892
Corporate bonds	5,002	—	—	5,002
Other	24,320	—	—	24,320

	$154,291	$889,846	$—	$1,044,137

Interest rate swaps	$—	$858	$—	$858

Liabilities:
Junior subordinated debt	$—	$—	$36,218	$36,218

Interest rate swaps	$—	$831	$—	$831

Securities sold short	$138,287	$—	$—	$138,287

	Fair Value Measurements at the End of the Reporting Period Using
	Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs	Fair
December 31, 2011	(Level 1)	(Level 2)	(Level 3)	Value
		(in thousands)
Assets:
Securities measured at fair value
Direct U.S. obligations and GSE residential mortgage-backed securities	$—	$6,515	$—	$6,515

Securities available for sale
U.S. Government-sponsored agency securities	$—	$156,211	$—	$156,211
Municipal obligations	—	5,586	—	5,586
Direct U.S. obligations and GSE residential mortgage-backed securities	—	864,584	—	864,584
Mutual funds	28,864	—	—	28,864
Private label residential mortgage-backed securities	—	25,784	—	25,784
Private label commercial mortgage-backed securities	—	5,431		5,431
Adjustable-rate preferred stock	54,676	—	—	54,676
Trust preferred	1,323	19,836	—	21,159
Corporate bonds	4,575	—	—	4,575
Other	23,515	—	—	23,515

	$112,953	$1,077,432	$—	$1,190,385

Interest rate swaps	$—	$1,729	$—	$1,729

Liabilities:
Junior subordinated debt	$—	$—	$36,985	$36,985

Interest rate swaps	$—	$946	$—	$946

For the nine months ended September 30, 2012, the change in Level 3 liabilities measured at fair value on a recurring basis was as follows:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Junior
Subordinated
Debt
(in thousands)
Opening balance	$(36,985)
Transfers into Level 3	—
Transfers out of Level 3	—
Total gains or losses for the period
Included in earnings (or changes in net assets) (a)	767
Included in other comprehensive income	—
Purchases, sales, and settlements	—
Purchases	—
Sales	—
Settlements	—

Closing balance	$(36,218)

Change in unrealized gains (losses) for the nine month period included in earnings (or changes in net assets) for the period ended September 30, 2012.	$767

Change in unrealized gains (losses) for the nine month period included in earnings (or changes in net assets) for the period ended September 30, 2011.	$6,689

(a)	Total gains (losses) for the period are included in the non-interest income line, mark to market gains (losses), net.

For Level 3 liabilities measured at fair value on a recurring basis as of September 30, 2012, the significant unobservable inputs used in the fair value measurements were as follows:

	Fair Value at	Valuation	Significant
	September 30,2012	Technique	Unobservable Inputs	Input Value
	(dollars in thousands)
Junior subordinated debt	$36,218	Discounted cash flow	Median market spreads on publicly issued trust preferreds with comparable credit risk	6.53%

	Fair Value at	Valuation	Significant
	December 31,2011	Technique	Unobservable Inputs	Input Value
	(dollars in thousands)
Junior subordinated debt	$36,985	Discounted cash flow	Median market spreads on publicly issued trust preferreds with comparable credit risk	6.989%

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
		in Active	Active
		Markets for	Markets for	Unobservable
		Identical Assets	Similar Assets	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
As of September 30, 2012:
Impaired loans with specific valuation allowance	$43,469	$—	$—	$43,469
Impaired loans without specific valuation allowance	68,512	—	—	68,512
Other assets acquired through foreclosure	78,234	—	—	78,234

As of December 31, 2011:
Impaired loans with specific valuation allowance	$18,254	$—	$—	$18,254
Impaired loans without specific valuation allowance	71,001	—	—	71,001
Other assets acquired through foreclosure	89,104	—	—	89,104

Impaired loans: The specific reserves for collateral dependent impaired loans are based on the fair value of the collateral. The fair value of collateral is determined based on third-party appraisals. Appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Fair value is determined, where possible, using market prices derived from an appraisal or evaluation, which are considered to be Level 2. However, certain assumptions and unobservable inputs are often used by the appraiser; therefore, qualifying the assets as Level 3 in the fair value hierarchy. In some cases, adjustments are made to the appraised values due to various factors, including age of the appraisal (which are generally obtained every six to twelve months), age of comparables included in the appraisal, and known changes in the market and in the collateral. When significant adjustments are based on unobservable inputs, such as when a current appraised value is not available or management determines the fair value of the collateral is further impaired below appraised value and there is no observable market price, the resulting fair value measurement has been categorized as a Level 3 measurement. These Level 3 impaired loans had an aggregate carrying amount of $58.9 million and specific reserves in the allowance for loan losses of $15.4 million at September 30, 2012.

Other assets acquired through foreclosure: Other assets acquired through foreclosure consist of properties acquired as a result of, or in-lieu-of, foreclosure. Properties or other assets classified as other assets acquired through foreclosure and other repossessed property and are initially reported at the fair value determined by independent appraisals using appraised value, less cost to sell. Such properties are generally re-appraised every six to twelve months. There is risk for subsequent volatility. Costs relating to the development or improvement of the assets are capitalized and costs relating to holding the assets are charged to expense. The Company had $78.2 million of such assets at September 30, 2012. Fair value is determined, where possible, using market prices derived from an appraisal or evaluation, which are considered to be Level 2. However, certain assumptions and unobservable inputs are often used by the appraise;, therefore, qualifying the assets as Level 3 in the fair value hierarchy. When significant adjustments are based on unobservable inputs, such as when a current appraised value is not available or management determines the fair value of the collateral is further impaired below appraised value and there is no observable market price, the resulting fair value measurement has been categorized as a Level 3 measurement.

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

For the three and nine months ended September 30, 2012, the Company determined that no securities contained credit losses. For the three and nine months ended September 30, 2011, the Company determined that certain collateralized mortgage debt securities contained credit losses. The impairment credit losses related to these debt securities was $0.2 million.

Debt Security Credit Losses

Recognized in Other Comprehensive Income/Earnings

For the Nine Months Ended September 30, 2012 and 2011

Private Label Mortgage-
Backed Securities
(in thousands)
Beginning balance of impairment losses held in other comprehensive income	$(1,811)
Current period other-than temporary impairment credit recognized through earnings	—
Reductions for securities sold during the period	—
Additions or reductions in credit losses due to change of intent to sell	—
Reductions for increases in cash flows to be collected on impaired securities	—

Ending balance of net unrealized gains and (losses) held in other comprehensive income	$(1,811)

FAIR VALUE OF FINANCIAL INSTRUMENTS

The estimated fair value of the Company’s financial instruments is as follows:

	September 30,2012					December 31, 2011
	Carrying	Fair Value				Carrying	Fair
	Amount	Level 1	Level 2	Level 3	Total	Amount	Value
				(in thousands)
Financial assets:
Investment securities	$1,333,114	$251,848	$1,081,386	$—	$1,333,234	$1,483,158	$1,486,935
Derivatives	858	—	858	—	858	1,729	1,729
Loans, net	5,235,522	—	4,783,498	111,981	4,895,479	4,680,899	4,420,006
Financial liabilities:
Deposits	6,161,976	—	6,162,746	—	6,162,746	5,658,512	5,660,518
Customer repurchases	73,063	—	73,063	—	73,063	123,626	123,626
FHLB and FRB advances	150,000	—	150,000	—	150,000	280,000	280,000
Other borrowed funds	73,614	—	—	81,075	81,075	73,321	78,375
Junior subordinated debt	36,218	—	—	36,218	36,218	36,985	36,985
Derivatives	831	—	831	—	831	946	946

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

Interest rate risk exposure is measured using interest rate sensitivity analysis to determine our change in net portfolio value and net interest income resulting from hypothetical changes in interest rates. If potential changes to net portfolio value and net interest income resulting from hypothetical interest rate changes are not within the limits established by the Board of Directors, the Board of Directors may direct management to adjust the asset and liability mix to bring interest rate risk within board-approved limits. As of September 30, 2012, the Company’s interest rate risk profile was within Board-approved limits.

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

Fair value of commitments

The estimated fair value of standby letters of credit outstanding at September 30, 2012 and December 31, 2011 was insignificant. Loan commitments on which the committed interest rates were less than the current market rate are also insignificant at September 30, 2012 and December 31, 2011.

11. SEGMENTS

The Company provides a full range of banking and investment advisory services through its consolidated subsidiaries. Applicable guidance provides that the identification of reportable segments be on the basis of discreet business units and their financial information to the extent such units are reviewed by the entity’s chief decision maker.

At September 30, 2012, the Company consists of the following segments: “Bank of Nevada”, “Western Alliance Bank”, “Torrey Pines Bank” and “Other” (Western Alliance Bancorporation holding company, Western Alliance Equipment Finance, Shine Investment Advisory Services, Inc., and the discontinued operations.)

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

The following is a summary of selected operating segment information as of and for the three and nine month periods ended September 30, 2012 and 2011:

Western Alliance Bancorporation and Subsidiaries

Operating Segment Results

Unaudited

					Inter-
					segment	Consoli-
	Bank	Western	Torrey		elimi-	dated
	of Nevada	Alliance Bank	Pines Bank*	Other	nations	Company
	(dollars in millions)
At September 30, 2012
Assets	$2,918.0	$2,429.8	$1,888.7	$961.3	$(794.2)	$7,403.6
Gross loans and deferred fees, net	2,061.0	1,871.4	1,430.6	12.8	(42.9)	5,332.9
Less: Allowance for credit losses	(59.5)	(20.4)	(17.5)	—	—	(97.4)

Net loans	2,001.5	1,851.0	1,413.1	12.8	(42.9)	5,235.5

Goodwill	23.2	—	—	—	—	23.2
Deposits	2,408.5	2,150.5	1,613.8	—	(10.8)	6,162.0
FHLB advances and other	110.0	—	40.0	—		150.0
Stockholders’ equity	339.1	217.3	168.4	702.3	(729.1)	698.0

No. of branches	11	16	12	—	—	39
No. of FTE	388	241	234	101	—	964

	(in thousands)
Three Months Ended September 30, 2012:
Net interest income	$27,717	$24,449	$21,795	$(2,015)	$—	$71,946
Provision for credit losses	6,618	1,112	1,202	—	—	8,932

Net interest income (loss) after provision for credit losses	21,099	23,337	20,593	(2,015)	—	63,014
Non-interest income	3,259	1,173	855	23,517	(21,822)	6,982
Non-interest expense	(16,467)	(11,980)	(11,082)	(10,966)	2,952	(47,543)

Income (loss) from continuing operations before income taxes	7,891	12,530	10,366	10,536	(18,870)	22,453
Income tax expense (benefit)	2,055	3,768	3,958	(3,029)	—	6,752

Income (loss) from continuing operations	5,836	8,762	6,408	13,565	(18,870)	15,701
Loss from discontinued operations, net	—	—	—	(243)	—	(243)

Net income (loss)	$5,836	$8,762	$6,408	$13,322	$(18,870)	$15,458

	(in thousands)
Nine Months Ended September 30, 2012:
Net interest income	$83,054	$71,564	$64,406	$(6,216)	$—	$212,808
Provision for credit losses	28,846	1,215	5,282	—	—	35,343

Net interest income (loss) after provision for credit losses	54,208	70,349	59,124	(6,216)	—	177,465
Non-interest income	11,132	5,021	3,111	61,806	(60,807)	20,263
Non-interest expense	(53,437)	(35,986)	(33,492)	(24,496)	7,540	(139,871)

Income (loss) from continuing operations before income taxes	11,903	39,384	28,743	31,094	(53,267)	57,857
Income tax expense (benefit)	1,341	13,031	11,255	(9,175)	—	16,452

Income (loss) from continuing operations	10,562	26,353	17,488	40,269	(53,267)	41,405
Loss from discontinued operations, net	—	—	—	(686)	—	(686)

Net income (loss)	$10,562	$26,353	$17,488	$39,583	$(53,267)	$40,719

*	Excludes discontinued operations

Western Alliance Bancorporation and Subsidiaries

Operating Segment Results

Unaudited

					Inter-
					segment	Consoli-
	Bank	Western	Torrey		elimi-	dated
	of Nevada	Alliance Bank	Pines Bank*	Other	nations	Company
	(dollars in millions)
At September 30, 2011
Assets	$2,853.0	$2,073.1	$1,623.9	$752.6	$(756.7)	$6,545.9
Gross loans and deferred fees, net	1,851.9	1,484.8	1,232.6	—	(42.8)	4,526.5
Less: Allowance for credit losses	(63.4)	(20.2)	(16.6)	—	—	(100.2)

Net loans	1,788.5	1,464.6	1,216.0	—	(42.8)	4,426.3

Goodwill	23.2	—	—	2.7	—	25.9
Deposits	2,466.5	1,768.4	1,400.3	—	(2.3)	5,632.9
Stockholders’ equity	320.2	189.2	149.2	639.5	(665.8)	632.3

No. of branches	12	16	11	—	—	39
No. of FTE	409	215	209	78	—	911

	(in thousands)
Three Months Ended September 30, 2011:
Net interest income	$26,297	$20,684	$19,660	$(2,056)	$—	$64,585
Provision for credit losses	8,319	1,275	1,586	—	—	11,180

Net interest income (loss) after provision for credit losses	17,978	19,409	18,074	(2,056)	—	53,405
Non-interest income	4,397	1,504	1,083	8,281	(2,183)	13,082
Non-interest expense	(20,245)	(12,383)	(10,099)	(4,937)	2,183	(45,481)

Income (loss) from continuing operations before income taxes	2,130	8,530	9,058	1,288	—	21,006
Income tax expense (benefit)	441	3,009	3,680	384	—	7,514

Income (loss) from continuing operations	1,689	5,521	5,378	904	—	13,492
Loss from discontinued operations, net	—	—	—	(481)	—	(481)

Net income (loss)	$1,689	$5,521	$5,378	$423	$—	$13,011

	(in thousands)
Nine Months Ended September 30, 2011:
Net interest income	$79,582	$60,450	$55,588	$(6,651)	$—	$188,969
Provision for credit losses	20,622	6,606	5,883	—	—	33,112

Net interest income (loss) after provision for credit losses	58,960	53,844	49,705	(6,651)	—	155,857
Non-interest income	13,772	5,887	4,057	11,531	(5,738)	29,509
Non-interest expense	(64,656)	(37,446)	(30,588)	(17,683)	5,738	(144,635)

Income (loss) from continuing operations before income taxes	8,076	22,285	23,174	(12,803)	—	40,731
Income tax expense (benefit)	1,768	8,083	9,597	(4,610)	—	14,838

Income (loss) from continuing operations	6,308	14,202	13,577	(8,193)	—	25,893
Loss from discontinued operations, net	—	—	—	(1,500)	—	(1,500)

Net income (loss)	$6,308	$14,202	$13,577	$(9,693)	$—	$24,393

*	Excludes discontinued operations

12. STOCKHOLDERS’ EQUITY

Stock-based Compensation

For the three and nine months ended September 30, 2012, 17,600 and 706,922 shares of restricted stock were granted, respectively. The Company estimates the compensation cost for restricted stock grants based upon the grant date fair value. Generally, these restricted stock grants have a three year vesting period. The aggregate grant date fair value for the restricted stock issued in the three and nine months period ended September 30, 2012 was $0.2 million and $5.7 million, respectively. In addition, the Company granted 77,972 shares during the nine months ended September 30, 2012 to WAL and subsidiary board of directors that immediately vested.

There were approximately 1,480,373 and 1,277,611 restricted shares outstanding at September 30, 2012 and 2011, respectively. For the three and nine months ended September 30, 2012, the Company recognized stock-based compensation related to restricted stock grants of $1.1 million and $3.4 million, respectively compared to $0.8 million and $2.2 million, respectively for the three and nine months ended September 30, 2011.

As of September 30, 2012, there were 1.7 million options outstanding, compared with 2.1 million at September 30, 2011.

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

13. OTHER BORROWINGS AND OTHER LIABILITIES

The following table summarizes the Company’s borrowings as of September 30, 2012 and December 31, 2011:

	September 30,	December 31,
	2012	2011
	(in thousands)
Short Term
Federal Home Loan Bank advances	$150,000	$280,000

Long Term
Other long term debt	$75,000	$75,000

The Company maintains lines of credit with the Federal Home Loan Bank (“FHLB”) and Federal Reserve Bank (“FRB”). The Company’s borrowing capacity is determined based on collateral pledged, generally consisting of investment securities and loans, at the time of the borrowing. The Company also maintains credit lines with other sources secured by pledged securities. Short-term FHLB and FRB advances had weighted average interest rates of 0.24% and 0.25% for the three and nine months ended September 30, 2012.

On August 25, 2010, the Company completed a public offering of $75 million in principal Senior Notes due in 2015 bearing interest of 10%. The net proceeds of the offering were $72.8 million. The weighted average cost on all long term debt was 10.80% and 10.81% for the three and nine months ended September 30, 2012, respectively, and 10.97% and 11.39% for the three and nine months ended September 30, 2011, respectively.

As of September 30, 2012 and December 31, 2011, the Company had additional available credit with the FHLB of approximately $1.05 billion and $843.4 million, respectively, and with the FRB of approximately $659.0 million and $696.6 million, respectively.

During the third quarter the Company entered into a Treasury short transaction to mitigate the Company’s modest liability sensitive interest rate risk profile. The Company sold short fixed rate securities and invested the proceeds short term. This action reduced the interest margin approximately five basis points during the quarter, primarily from the increase in earning assets at a very low yield. The balance was $138.3 million at September 30, 2012.

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

Financial Result Highlights for the Third Quarter of 2012

Net income for the Company of $15.5 million, or $0.18 per diluted share, for the third quarter of 2012 compared to net income of $13.0 million, or $0.04 per diluted share, for the third quarter of 2011.

The significant factors impacting earnings of the Company during the third quarter of 2012 were:

•	Net income available to common shareholders of $15.1 million for the third quarter of 2012 compared to $3.6 million for the third quarter 2011.

•	Net interest income increased by 11.3% to $71.9 million for the third quarter of 2012 compared to $64.6 million for the third quarter of 2011.

•	Net interest margin for the third quarter of 2012 was 4.41% compared to 4.29% for the third quarter of 2011.

•	Provision for credit losses decreased to $8.9 million for the third quarter of 2012 compared to $11.2 million for the third quarter of 2011.

•

The Company experienced net loan growth in the third quarter of 2012 of $168 million to $5.33 billion. This increase was driven by growth in commercial and industrial loans and construction and land development loans. Total loans increased $806 million over the last twelve months from $4.53 billion at September 30, 2011.

•

Total deposits increased during the quarter by $161 million to $6.16 billion at September 30, 2012 from $6.0 billion at June 30, 2012, with growth primarily in money market accounts, certificates of deposits and savings accounts partially offset by declines in interest bearing demand and non-interest bearing demand. Deposits increased $529 million over the last twelve months from $5.63 billion at September 30, 2011.

•	Net charge-offs (annualized) to average loans outstanding declined to 0.70% in the third quarter of 2012 from 1.40% in the third quarter of 2011.

•	Other assets acquired through foreclosure declined to $78.2 million at September 30, 2012 from $89.1 million at December 31, 2011 and $86.7 million at September 30, 2011.

The impact to the Company from these items, and others of both a positive and negative nature, will be discussed in more detail as they pertain to the Company’s overall comparative performance for the three and nine months ended September 30, 2012 throughout the analysis sections of this report.

A summary of our results of operations and financial condition and select metrics is included in the following table:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(dollars in thousands)
Net income available to common stockholders	$15,106	$3,592	$37,279	$9,968
Earnings per share—Basic	0.18	0.04	0.46	0.12
Earnings per share—Diluted	0.18	0.04	0.45	0.12
Total assets	$7,403,603	$6,545,890
Gross loans	$5,332,932	$4,526,501
Total deposits	$6,161,976	$5,632,888
Net interest margin	4.41%	4.29%	4.47%	4.32%
Return on average assets	0.85%	0.79%	0.77%	0.51%
Return on average stockholders’ equity	8.95%	8.13%	8.09%	5.22%

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(dollars in thousands)
Non-accrual loans	$121,238	$113,713
Non-performing assets	294,517	282,263
Non-accrual loans to gross loans	2.27%	2.51%
Net charge-offs to average loans (annualized)	0.70%	1.40%	0.99%	1.35%

Asset and Deposit Growth

The ability to originate new loans and attract new deposits is fundamental to the Company’s asset growth. The Company’s assets and liabilities are comprised primarily of loans and deposits. Total assets increased to $7.40 billion at September 30, 2012 from $6.84 billion at December 31, 2011. Total gross loans including net deferred fees and unearned income increased by $552.9 million, or 11.6%, to $5.33 billion as of September 30, 2012 compared to December 31, 2011. Total deposits increased $503.5 million, or 8.9%, to $6.16 billion as of September 30, 2012 from $5.66 billion as of December 31, 2011.

RESULTS OF OPERATONS

The following table sets forth a summary financial overview for the three and nine months ended September 30, 2012 and 2011:

	Three Months Ended			Nine Months Ended
	September 30,		Increase	September 30,		Increase
	2012	2011	(Decrease)	2012	2011	(Decrease)
	(in thousands, except per share amounts)
Consolidated Income Statement Data:
Interest income	$78,669	$74,133	$4,536	$233,952	$219,745	$14,207
Interest expense	6,723	9,548	(2,825)	21,144	30,776	(9,632)

Net interest income	71,946	64,585	7,361	212,808	188,969	23,839
Provision for credit losses	8,932	11,180	(2,248)	35,343	33,112	2,231

Net interest income after provision for credit losses	63,014	53,405	9,609	177,465	155,857	21,608
Non-interest income	6,982	13,082	(6,100)	20,263	29,509	(9,246)
Non-interest expense	47,543	45,481	2,062	139,871	144,635	(4,764)

Net income from continuing operations before income taxes	22,453	21,006	1,447	57,857	40,731	17,126
Income tax expense	6,752	7,514	(762)	16,452	14,838	1,614

Income from continuing operations	15,701	13,492	2,209	41,405	25,893	15,512
Loss from discontinued operations, net of tax benefit	(243)	(481)	238	(686)	(1,500)	814

Net income	$15,458	$13,011	$2,447	$40,719	$24,393	$16,326

Net income available to common stockholders	$15,106	$3,592	$11,514	$37,279	$9,968	$27,311

Income per share—basic	$0.18	$0.04	$0.14	$0.46	$0.12	$0.34

Income per share—diluted	$0.18	$0.04	$0.14	$0.45	$0.12	$0.33

The Company’s primary source of income is interest income. Interest income for the three and nine months ended September 30, 2012 was $78.7 million and $234.0 million an increase of 6.1% and 6.5%, respectively, when comparing interest income for the three and nine months ended September 30, 2011. The increase was primarily from interest income from loans and investment securities. Interest income from loans increased by $4.0 million for the three months ended September 30, 2012 compared to the three months ended September 30, 2011. Interest income from investment securities increased by $0.7 million for the three month period ended September 30, 2012 compared to September 30, 2011. Despite the increased interest income, average yield on interest earning assets dropped 11 basis points for the three months ended September 30, 2012 compared to 2011, primarily the result of decreased yields on loans. Interest income from loans for the nine months ended September 30, 2012 grew by $11.3 million compared to the same period in 2011, while interest income from securities improved by $3.2 million for the first nine months of 2012 compared to 2011.

Interest expense for the three and nine months ended September 30, 2012 compared to 2011 decreased by 29.6% and 31.3%, respectively, to $6.7 million and $21.1 million, respectively. This decline was primarily due to decreased average cost of deposits, which declined 30 basis points to 0.38% for the three months ended September 30, 2012 compared to the same period in 2011 and declined 34 basis points to 0.41% for the nine months ended September 30, 2012 compared to the first nine months of 2011. Interest paid on borrowings and other debt increased slightly for the third quarter of 2012 compared to 2011, mostly the result of increased activity in FHLB advances, and decreased by $0.1 million for the nine months ended September 30, 2012 compared to 2011, primarily due to a change in the rate of one of the junior subordinated debt obligations from fixed to floating and a decrease in the outstanding customer repurchase balance partially offset by increased FHLB borrowings.

Net interest income increased by $7.4 million, or 11.4%, to $71.9 million for the three months ended September 30, 2012 compared to $64.6 million for the three months ended September 30, 2011. The increase in net interest income reflects a $723.8 million increase in average earning assets, offset by a $346.9 million increase in average interest bearing liabilities. The increased net interest margin was primarily due to a decrease in our average cost of funds by 30 basis points mostly the result of downward re-pricing of deposits. For the nine months ended September 30, 2012, net interest income increased by $23.8 million, or 12.6% to $212.8 million compared to $189.0 million for the nine months ended September 30, 2011. The increase in net interest income is attributable to increased loan and investment income, as well as decreased cost of funds.

Net Interest Margin

The net interest margin is reported on a tax equivalent basis (“TEB”). A tax equivalent adjustment is added to reflect interest earned on certain municipal securities and loans that are exempt from Federal income tax. The following tables set forth the average balances and interest income on a tax equivalent basis and tax expense for the periods indicated:

	Three Months Ended September 30,
	2012 (7)			2011
	Average Balance	Interest	Average Yield/Cost (6)	Average Balance	Interest	Average Yield/Cost (6)
	(dollars in thousands)
Interest-Earning Assets
Securities:
Taxable	$1,062,835	$5,600	2.11%	$1,117,645	$7,485	2.66%
Tax-exempt (1)	309,543	3,434	6.83%	107,085	871	5.58%

Total securities	1,372,378	9,034	3.17%	1,224,730	8,356	2.91%
Federal funds sold and other	851	0	0.19%	894	1	0.44%
Loans (1) (2) (3)	5,191,175	69,580	5.42%	4,393,222	65,540	5.92%
Short term investments	160,966	16	0.04%	380,831	213	0.22%
Restricted stock	33,504	39	0.47%	35,443	23	0.26%

Total earnings assets	6,758,874	78,669	4.81%	6,035,120	74,133	4.92%
Nonearning Assets
Cash and due from banks	120,128			121,712
Allowance for credit losses	(98,169)			(105,302)
Bank-owned life insurance	136,522			131,942
Other assets	356,643			374,825

Total assets	$7,273,998			$6,558,297

Interest-Bearing Liabilities
Sources of Funds
Interest-bearing deposits:
Interest checking	$510,462	$296	0.23%	$466,177	$410	0.35%
Savings and money market	2,414,194	1,990	0.33%	2,127,756	3,184	0.59%
Time deposits	1,286,512	1,688	0.52%	1,499,269	3,388	0.90%

Total interest-bearing deposits	4,211,168	3,974	0.38%	4,093,202	6,982	0.68%
Short-term borrowings	382,064	275	0.29%	147,549	77	0.21%
Long-term debt	73,575	1,987	10.80%	73,183	2,024	10.97%
Junior subordinated and subordinated debt	36,672	487	5.31%	42,664	465	4.32%

Total interest-bearing liabilities	4,703,479	6,723	0.57%	4,356,598	9,548	0.87%
Noninterest-Bearing Liabilities
Noninterest-bearing demand deposits	1,813,050			1,532,912
Other liabilities	70,702			33,873
Stockholders’ equity	686,767			634,914

Total Liabilities and Stockholders’ Equity	$7,273,998			$6,558,297

Net interest income and margin (4)		$71,946	4.41%		$64,585	4.29%

Net interest spread (5)			4.24%			4.05%

(1)	Yields on loans and securities have been adjusted to a tax-equivalent basis. Interest income has not been adjusted to a tax-equivalent basis. The tax-equivalent adjustments for the three months ended September 30, 2012 and 2011 were $2,655 and $634, respectively.
(2)	Net loan fees of $1.8 million and $1.0 million are included in the yield computation for the three months ended September 30, 2012 and 2011, respectively.
(3)	Includes nonaccrual loans.
(4)	Net interest margin is computed by dividing net interest income by total average earning assets.
(5)	Net interest spread represents average yield earned on interest-earning assets less the average rate paid on interest-bearing liabilities.
(6)	Annualized.
(7)	Yields for 2012 were calculated on a 30-day month 360 days per year basis.

	Nine Months Ended September 30,
	2012 (7)			2011
	Average Balance	Interest	Average Yield/Cost (6)	Average Balance	Interest	Average Yield/Cost (6)
	(in thousands)
Interest-Earning Assets
Securities:
Taxable	$1,123,340	$18,421	2.19%	$1,158,887	$22,596	2.61%
Tax-exempt (1)	280,810	9,587	7.00%	99,104	2,232	5.15%

Total securities	1,404,150	28,008	3.15%	1,257,991	24,828	2.81%
Federal funds sold and other	407	1	0.33%	—	2	0.00%
Loans (1) (2) (3)	4,996,754	205,682	5.53%	4,311,584	194,341	6.03%
Short term investments	119,657	126	0.14%	288,041	502	0.23%
Restricted stock	33,425	135	0.54%	36,149	72	0.27%

Total earnings assets	6,554,393	233,952	4.90%	5,893,765	219,745	5.02%
Nonearning Assets
Cash and due from banks	115,677			121,449
Allowance for credit losses	(98,813)			(107,655)
Bank-owned life insurance	135,410			131,146
Other assets	353,801			390,432

Total assets	$7,060,468			$6,429,137

Interest-Bearing Liabilities
Sources of Funds
Interest-bearing deposits:
Interest checking	511,028	920	0.24%	479,204	1,427	0.40%
Savings and money market	2,314,941	6,114	0.35%	2,082,031	10,426	0.67%
Time deposits	1,343,624	5,870	0.58%	1,459,609	10,575	0.97%

Total interest-bearing deposits	4,169,593	12,904	0.41%	4,020,844	22,428	0.75%
Short-term borrowings	318,833	827	0.35%	150,879	263	0.23%
Long-term debt	73,470	5,955	10.81%	73,098	6,229	11.39%
Junior subordinated and subordinated debt	36,974	1,458	5.26%	42,909	1,856	5.78%

Total interest-bearing liabilities	4,598,870	21,144	0.61%	4,287,730	30,776	0.96%
Noninterest-Bearing Liabilities
Noninterest-bearing demand deposits	1,734,576			1,487,249
Other liabilities	56,092			28,897
Stockholders’ equity	670,930			625,261

Total liabilities and stockholders’ equity	$7,060,468			$6,429,137

Net interest income and margin (4)		$212,808	4.47%		$188,969	4.32%

Net interest spread (5)			4.29%			4.06%

(1)	Yields on loans and securities have been adjusted to a tax-equivalent basis. Interest income has not been adjusted to a tax-equivalent basis. The tax-equivalent adjustments for the nine months ended September 30, 2012 and 2011 were $6,726 and $1,588, respectively.
(2)	Net loan fees of $4.9 million and $3.0 million are included in the yield computation for the nine months ended September 30, 2012 and 2011, respectively.
(3)	Includes nonaccrual loans.
(4)	Net interest margin is computed by dividing net interest income by total average earning assets.
(5)	Net interest spread represents average yield earned on interest-earning assets less the average rate paid on interest-bearing liabilities.
(6)	Annualized.
(7)	Yields for 2012 were calculated on a 30-day month 360 days per year

The table below sets forth the relative impact on net interest income of changes in the volume of earning assets and interest-bearing liabilities and changes in rates earned and paid by the Company on such assets and liabilities. For purposes of this table, nonaccrual loans have been included in the average loan balances.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2012 versus 2011			2012 versus 2011
	Increase (Decrease) Due to Changes in (1)(2)			Increase (Decrease) Due to Changes in (1)(2)
	Volume	Rate	Total	Volume	Rate	Total
	(in thousands)
Interest on investment securities:
Taxable	$(291)	$(1,594)	$(1,885)	$(582)	$(3,593)	$(4,175)
Tax-exempt	2,226	337	2,563	5,984	1,371	7,355
Federal funds sold and other	—	(1)	(1)	1	(2)	(1)
Loans	10,812	(6,772)	4,040	28,340	(16,999)	11,341
Short term investments	(22)	(175)	(197)	(176)	(200)	(376)
Restricted stock	(2)	18	16	(11)	74	63

Total interest income	12,723	(8,187)	4,536	33,556	(19,349)	14,207

Interest expense:
Interest checking	25	(139)	(114)	57	(564)	(507)
Savings and money market	236	(1,430)	(1,194)	610	(4,922)	(4,312)
Time deposits	(277)	(1,423)	(1,700)	(503)	(4,202)	(4,705)
Short-term borrowings	170	28	198	440	124	564
Long-term debt	11	(48)	(37)	30	(304)	(274)
Junior subordinated debt	(80)	102	22	(233)	(165)	(398)

Total interest expense	85	(2,910)	(2,825)	401	(10,033)	(9,632)

Net increase (decrease)	$12,638	$(5,277)	$7,361	$33,155	$(9,316)	$23,839

(1)	Changes due to both volume and rate have been allocated to volume changes.
(2)	Changes due to mark-to-market gains/losses under ASC 825 have been allocated to volume changes.

Provision for Credit Losses

The provision for credit losses in each period is reflected as a charge against earnings in that period. The provision is equal to the amount required to maintain the allowance for credit losses at a level that is adequate to absorb probable credit losses inherent in the loan portfolio. The provision for credit losses decreased by $2.2 million to $8.9 million for the three months ended September 30, 2012, compared with $11.2 million for the three months ended September 30, 2011. For the nine months ended September 30, 2012 compared to 2011, provision expense increased by $2.2 million to $35.3 million compared to $33.1 million. The provision decrease for the three month comparable periods was mostly due to decreased provision of $8.7 million on residential real estate loans and $2.2 million on construction and land development loans. Provision for credit losses related to commercial and industrial loans, commercial real estate loans and consumer loans increased by $6.4 million, and $2.0 million and $0.2 million, respectively, for the three months ended September 30, 2012 compared to 2011, which partially offset the decreased provision in the other two loan types. For the nine months ended September 30, 2012 compared to 2011, provision for credit losses on commercial and industrial loans, construction and land development loans and commercial real estate loans were up by $12.3 million, $4.0 million and $0.8 million, respectively, while provision for credit losses on residential real estate loans and consumer loans decreased by $14.5 million and $0.4 million, respectively. The Company has been experiencing a downward trend in net charge-offs which released some reserves due to improved quantitative factors.

Non-interest Income

The Company earned non-interest income primarily through fees related to services, services provided to loan and deposit customers, bank owned life insurance, investment securities gains and impairment charges, investment advisory services, mark to market gains (losses) and other.

The following table presents a summary of non-interest income for the periods presented:

	Three Months Ended			Nine Months Ended
	September 30,		Increase	September 30,		Increase
	2012	2011	(Decrease)	2012	2011	(Decrease)
	(in thousands)
Net gain on sale of investment securities	$1,031	$781	$250	$2,502	$4,826	$(2,324)
Securities impairment charges	—	—	—	—	(226)	226
Unrealized gain (loss) on assets and liabilities measured at fair value, net	470	6,420	(5,950)	701	6,247	(5,546)
Service charges and fees	2,412	2,337	75	7,014	6,864	150
Income from bank owned life insurance	1,116	1,189	(73)	3,359	4,195	(836)
Other fee revenue	842	854	(12)	2,712	2,653	59
Investment advisory fees	625	661	(36)	1,899	1,955	(56)
Operating lease income	308	353	(45)	841	1,605	(764)
Amortization of affordable housing investments	(651)	—	(651)	(710)	—	(710)
Other	829	487	342	1,945	1,390	555

Total non-interest income	$6,982	$13,082	$(6,100)	$20,263	$29,509	$(9,246)

Total non-interest income for the three months ended September 30, 2012 compared to 2011 decreased by $6.1 million, or 46.4%, primarily from decreased net gains on assets and liabilities measured at fair value of $6.0 million and increased amortization of affordable housing investments of $0.7 million. During the three months ended September 30, 2012, the Company also sold its minority interest in Miller/Russell Associates for a net gain on sale of $0.8 million which is included in the other line.

Total non-interest income for the nine months ended September 30, 2012 compared to 2011 declined by $9.2 million, or 31.3%, mostly due to decreased net gains on assets and liabilities measured at fair value of $5.5 million related to the junior subordinated debt. In addition, net gains on sales of investment securities decreased by $2.3 million, income from bank owned life insurance declined by $0.8 million and operating lease income was down $0.8 million. During the nine months ended September 30, 2012, the Company sold $141.1 million of investment securities compared to $452.1 million during the first nine months of 2011. The decline in bank owned life insurance is due to death benefit proceeds received in 2011 on one of the policies. The operating lease income decline was expected as the Company no longer focuses on this product.

Non-interest Expense

The following table presents a summary of non-interest expenses for the periods indicated:

	Three Months Ended			Nine Months Ended
	September 30,		Increase	September 30,		Increase
	2012	2011	(Decrease)	2012	2011	(Decrease)
	(in thousands)
Non-interest expense:
Salaries and employee benefits	$25,500	$23,319	$2,181	$78,159	$69,119	$9,040
Occupancy	4,655	5,126	(471)	14,046	15,024	(978)
Net loss on sales/valuations of repossessed assets and bank premises, net	126	2,128	(2,002)	3,678	16,890	(13,212)
Legal, professional and director fees	2,291	1,912	379	6,380	5,639	741
Insurance	2,121	2,664	(543)	6,323	8,878	(2,555)
Loan and repossessed asset expense	1,236	2,059	(823)	4,573	6,465	(1,892)
Marketing	1,231	1,090	141	4,061	3,382	679
Data processing	1,390	895	495	3,678	2,671	1,007
Intangible amortization	880	890	(10)	2,660	2,669	(9)
Customer service	653	900	(247)	1,926	2,620	(694)
Goodwill and intangible impairment	3,435	—	3,435	3,435	—	3,435
Merger/restructure expense	113	974	(861)	113	1,082	(969)
Other	3,912	3,524	388	10,839	10,196	643

Total non-interest expense	$47,543	$45,481	$2,062	$139,871	$144,635	$(4,764)

Total non-interest expense increased $2.1 million for the three months ended September 30, 2012 compared to the same period in 2011. The increase in non-interest expense was mostly related to $3.4 million of goodwill and intangible impairment charges related to Shine Investment Advisory, Inc. (“Shine”) and $2.2 million increase in salaries and benefits due to increased salaries and performance based compensation as a result of growth and performance incentives. Partially offsetting these increases was a decline in net loss on sales/valuations of repossessed assets and bank premises of $2.0 million for the third quarter 2012 compared to 2011 and decreased loan and repossessed asset expenses of $0.8 million as a result of continued stabilization in underlying collateral values. Occupancy, insurance and customer service expense also declined by $0.5 million, $0.5 million, and $0.2 million as the Company continued to focus on controlling expenses. Data processing, legal and professional, and marketing expenses also increased slightly during the third quarter 2012 compared to 2011, by $0.5 million, $0.4 million and $0.1 million respectively as the Company also focuses on growing its market share.

Total non-interest expense for the nine months ended September 30, 2012 compared to 2011 declined by $4.8 million. The decline was primarily the result of decreased sales/valuations of repossessed assets and bank premises of $13.2 million, which included a net decrease in OREO valuation adjustments of $9.2 million and a net decrease in loss on OREO sales of $3.1 million. Insurance expense also declined by $2.6 million due to decreased FDIC insurance premiums. Loan and repossessed asset expense declined by $1.9 million due to decreased OREO expense. Partially offsetting these declines was an increase in salaries and benefits expense of $9.0 million mostly the result of increased salaries and performance based compensation from growth and changes to incentive plans based on strategic initiatives and $3.4 million of goodwill and intangible impairment charges related to Shine.

Income Taxes

The tax expense recognized of $6.8 million and $16.5 million for the three and nine months ended September 30, 2012, respectively, was primarily due to the increased net operating income of the Company. For the nine months ended September 30, 2012, the net deferred tax asset decreased $25.1 million to $36.6 million. This decrease in the net deferred tax asset was primarily the result of the net operating income of the Company for the period and the resulting usage of the NOL and Capital Loss carryforwards and also due to the tax effect of the change in other comprehensive income. The reduction in the effective tax rate from the first three quarters of, 2011 compared to the first three quarters of 2012 is primarily due to low income housing tax credits, an increase in tax exempt income from revenue from municipal obligations, as well as a reduction in the deferred tax valuation allowance for capital loss carryforwards arising from transactions that generated capital gains.

At September 30, 2012, the $6.3 million deferred tax valuation (compared to $7.6 million at December 31, 2011) relates to net capital losses on ARPS securities sales

Discontinued Operations

In the first quarter of 2010, the Company decided to discontinue its affinity credit card platform, PartnersFirst, and has presented certain activities as discontinued operations. The Company transferred certain assets to held-for-sale and reported a portion of its operations as discontinued. At September 30, 2012 and December 31, 2011, the Company had $33.5 million and $38.9 million, respectively, of outstanding credit card loans which will have continuing cash flows related to the collection of these loans. These credit card loans are included in loans held for investment as of September 30, 2012 and December 31, 2011.

The following table summarizes the operating results of the discontinued operations for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(in thousands)
Affinity card revenue	$315	$363	$947	$1,133
Non-interest expenses	(734)	(1,192)	(2,130)	(3,719)

Loss before income taxes	(419)	(829)	(1,183)	(2,586)
Income tax benefit	(176)	(348)	(497)	(1,086)

Net loss	$(243)	$(481)	$(686)	$(1,500)

Business Segment Results

Bank of Nevada reported net income of $5.8 million and $10.6 million for the three and nine months ended September 30, 2012 compared to net income of $1.7 million and $6.3 million for the three and nine months ended September 30, 2011. The $4.1 million increase in net income for the comparable three month periods was primarily due to increased net interest income after provision for credit losses of $3.1 million and decreased non-interest expense of $3.8 million, offset by decreased non-interest income of $1.1 million and increased income tax expense of $1.6 million. For the comparable nine month periods of 2012 to 2011, the $4.3 million increase in net income was the result of increased net interest income of $3.5 million, decreased non-interest expense of $11.2 million, and decreased tax expense of $0.4 million, partially offset by increased provision for credit losses of $8.2 million and decreased non-interest income of $2.6 million. Total deposits at Bank of Nevada declined by $22 million during the quarter, but grew by $31.2 million to $2.41 billion at September 30, 2012 compared to $2.38 billion at December 31, 2011. Total loans increased by $201.9 million to $2.06 billion at September 30, 2012 from $1.86 billion at December 31, 2011, mostly due to intercompany transfers from Western Alliance Bank and Torrey Pines Bank.

Western Alliance Bank (“WAB”), which consists of Alliance Bank of Arizona operating in Arizona and First Independent Bank operating in Northern Nevada, reported net income of $8.8 million and $26.4 million for the three and nine month periods ended September 30, 2012, compared to $5.5 million and $14.2 million for the three and nine month periods ended September 30, 2011. The increase in net income of $3.2 million for the three months ended September 30, 2012 compared to 2011 is mostly due to increased net interest income of $3.7 million, decreased provision for credit losses of $0.2 million, and decreased non-interest expense of $0.4 million partially offset by increased tax expense of $0.8 million and decreased non-interest revenue of $0.3 million. For the comparable nine month periods 2012 to 2011, net income increased by $12.2 million. The majority of the net income increase was due to a $16.5 million increase in net interest income after provision for credit losses and decreased non- interest expense of $1.5 million, partially offset by increased income tax expense of $4.9 million and decreased non-interest income of $0.9 million. Total loans grew by $226.5 million to $1.87 billion at September 30, 2012 compared to $1.64 billion at December 31, 2011. In addition, total deposits increased by $273.1 million to $2.15 billion at September 30, 2012 from $1.88 billion at December 31, 2011.

Torrey Pines Bank segment, which excludes discontinued operations, reported net income for the three and nine months ended September 30, 2012 of $6.4 million and $17.5 million, compared to $5.4 million and $13.6 million for the three and nine months ended September 30, 2011. The increase in net income of $1.0 million for the third quarter 2012 compared 2011 was mostly due to increased net interest income after provision for credit losses of $2.5 million partially offset by increased non-interest expense of $1.0 million, increased tax expense of $0.3 million and decreased non-interest income of $0.2 million For the nine months ended September 30, 2012 compared to 2011, the increase in net income was primarily the result of increased net interest income $8.8 million and decreased provision for credit losses of $0.6 million, partially offset by increased non-interest expense of $2.9 million, increased tax expense of $1.7 million and decreased non-interest income of $0.9 million. Total loans at Torrey Pines Bank increased by $111.7 million to $1.43 billion at September 30, 2012 from $1.32 billion at December 31, 2011. Total deposits increased by $197.1 million to $1.61 billion at September 30, 2012 compared to $1.42 billion at December 31, 2011.

The other segment, which includes the holding company, Shine, Western Alliance Equipment Finance, and the discontinued operations related to the affinity credit card platform, reported a net loss of $4.1 million and $11.1 million, excluding income from subsidiaries, for the three and nine months ended September 30, 2012 compared to net income for the three months ended September 30, 2011 of $0.4 million and a net loss of $9.7 million for the nine months ended September 30, 2011. The increased losses for the comparable three and nine month periods were primarily from increased salaries and benefits expense due to strategic initiatives and centralization of back office functions.

Balance Sheet Analysis

Total assets increased $559.1 million, or 8.2%, to $7.40 billion at September 30, 2012 compared to $6.84 billion at December 31, 2011. The majority of the increase was increased loans of $552.9 million, or 11.6%, to $5.33 billion.

Total liabilities increased $497.7 million, or 8.0%, to $6.71 billion at September 30, 2012 from $6.21 billion at December 31, 2011. Total deposits increased by $503.5 million, or 8.9%, to $6.16 billion at September 30, 2012 from $5.66 billion at December 31, 2011. Non-interest bearing demand deposits increased by $282.6 million, or 18.1%, to $1.84 billion at September 30, 2012 from $1.56 billion at December.

Total stockholders’ equity increased by $61.3 million to $698.0 million at September 30, 2012 from $636.7 million at December 31, 2011.

The following table shows the amounts of loans outstanding by type of loan at the end of each of the periods indicated.

	September 30,	December 31,
	2012	2011
	(in thousands)
Commercial real estate—owner occupied	$1,331,332	$1,252,182
Commercial real estate—non-owner occupied	1,407,013	1,301,172
Commercial and industrial	1,450,339	1,120,107
Residential real estate	408,435	443,020
Construction and land development	379,834	381,676
Commercial leases	305,654	216,475
Consumer	56,642	72,504
Net deferred loan fees	(6,317)	(7,067)

Loans, net of deferred fees	5,332,932	4,780,069
Allowance for credit losses	(97,410)	(99,170)

Total loans, net	$5,235,522	$4,680,899

Concentrations of Lending Activities

The Company’s lending activities are primarily driven by the customers served in the market areas where the Company has branch offices in the States of Nevada, California and Arizona. The Company monitors concentrations within five broad categories: geography, industry, product, call code, and collateral. The Company grants commercial, construction, real estate and consumer loans to customers through branch offices located in the Company’s primary markets. The Company’s business is concentrated in these areas and the loan portfolio includes significant credit exposure to the commercial real estate market of these areas. As of September 30, 2012 and December 31, 2011, commercial real estate related loans accounted for approximately 58% and 61% of total loans and approximately 2% of commercial real estate related loans are secured by undeveloped land. Substantially all of these loans are secured by first liens with an initial loan to value ratio of generally not more than 75%. Approximately 49% of these commercial real estate loans were owner occupied at September 30, 2012 and December 31, 2011, respectively. In addition, approximately 4% of total loans were unsecured as of September 30, 2012 and December 31, 2011.

Impaired Loans

A loan is identified as impaired when it is probable that interest and principal will not be collected according to the contractual terms of the original loan agreement. An exception to this would be any known impaired loans regardless of balance. Generally, impaired loans are classified as nonaccrual. However, in certain instances, impaired loans may continue on an accrual basis, such as loans classified as impaired due to doubt regarding collectability according to contractual terms, that are both fully secured by collateral and are current in their interest and principal payments Impaired loans are measured for reserve requirements in accordance with ASC Topic 310, Receivables, based on the present value of expected future cash flows discounted at the loan’s effective interest rate or, as a practical expedient, at the loan’s observable market price or the fair value of the collateral less applicable disposition costs if the loan is collateral dependent. The amount of an impairment reserve, if any, and any subsequent changes are charged against the allowance for credit losses. In addition to our own internal loan review process, the Federal Deposit Insurance Corporation (“FDIC”) may from time to time direct the Company to modify loan grades, loan impairment calculations or loan impairment methodology. During the first quarter, in conjunction with an examination, the FDIC directed Management to substitute the collateral dependent impairment method for the net present value impairment method on certain TDRs.

Total nonaccrual loans and loans past due 90 days or more and still accruing increased by $29.9 million, or 32.2%, at September 30, 2012 to $122.9 million from $93.0 million at December 31, 2011.

The following table summarizes nonperforming assets:

	September 30,	December 31,
	2012	2011
	(in thousands)
Nonaccrual loans	$121,238	$90,392
Loans past due 90 days or more on accrual status	1,710	2,589
Troubled debt restructured loans	93,335	112,483

Total nonperforming loans	216,283	205,464
Foreclosed collateral	78,234	89,104

Total nonperforming assets	$294,517	$294,568

The following table summarizes the loans for which the accrual of interest has been discontinued, loans past due 90 days or more and still accruing interest, restructured loans, and other impaired loans:

	September 30,	December 31,
	2012	2011
	(in thousands)
Nonaccrual loans	$121,238	$90,392
Loans past due 90 days or more on accrual status	1,710	2,589

Total nonperforming loans	122,948	92,981
Troubled debt restructured loans	93,335	112,483
Other impaired loans	7,813	4,027

Total impaired loans	$224,096	$209,491

Other repossessed assets	$78,234	$89,104
Nonaccrual loans to gross loans	2.27%	1.89%
Loans past due 90 days or more and still accruing interest to total loans	0.03	0.05

The composite of nonaccrual loans were as follows as of the dates indicated:

	At September 30, 2012			At December 31, 2011
	Nonaccrual Balance	%	Percent of Total Loans	Nonaccrual Balance	%	Percent of Total Loans
	(dollars in thousands)
Construction and land	$14,268	11.77%	0.27%	$28,813	31.88%	0.60%
Residential real estate	25,761	21.25%	0.48%	15,747	17.42%	0.33%
Commercial real estate	69,334	57.18%	1.30%	38,019	42.05%	0.80%
Commercial and industrial	11,695	9.65%	0.22%	7,410	8.20%	0.16%
Consumer	180	0.15%	0.00%	403	0.45%	0.01%

Total nonaccrual loans	$121,238	100.00%	2.27%	$90,392	100.00%	1.90%

As of September 30, 2012 and December 31, 2011, nonaccrual loans totaled $121.2 million and $90.4 million, respectively. Nonaccrual loans by bank at September 30, 2012 were $83.4 million at Bank of Nevada, $27.0 million at Western Alliance Bank and $10.8 million at Torrey Pines Bank, compared to $69.0 million at Bank of Nevada, $16.2 million at Western Alliance Bank and $5.2 million at Torrey Pines Bank at December 31, 2011. Nonaccrual loans as a percentage of total gross loans were 2.27% and 1.89% at September 30, 2012 and December 31, 2011, respectively. Nonaccrual loans as a percentage of each bank’s total gross loans at September 30, 2012 were 4.05% at Bank of Nevada, 1.44% at Western Alliance Bank, and 0.75% at Torrey Pines Bank, compared to 3.71% at Bank of Nevada, 0.98% at Western Alliance Bank and 0.39% at Torrey Pines Bank at December 31, 2011. Total lost interest on nonaccrual loans for the three and nine months ended September 30, 2012 and 2011 was $1.3. million and $4.1 million and $2.2 million and $4.6 million, respectively. The Company recognized $30,000 and $0.2 million of cash interest on non-accrual loans for the three and nine months ended September 30, 2012, compared to $0.1 million and 0.3 million for the three and nine month periods ended September 30, 2011.

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

As of September 30, 2012 and December 31, 2011, the aggregate amount of loans classified as impaired was $224.1 million and $209.5 million, respectively, a net increase of 7.0%. The total specific allowance for loan losses related to these loans was $15.4 million and $10.4 million for September 30, 2012 and 2011, respectively. As of September 30, 2012 and December 31, 2011, the Company had $93.3 million and $112.5 million, respectively, in loans classified as accruing restructured loans. The net increase in impaired loans is primarily attributable to an increase in commercial real estate and residential real estate impaired loans, which were $90.7 million and $28.9 million, respectively, at December 31, 2011 compared to $124.4 million and $39.2 million, respectively, at September 30, 2012, an increase of $33.7 million and $10.3 million, respectively. Impaired construction and land development impaired commercial and industrial, and impaired consumer loans decreased by $24.5 million, $3.2 million and $1.7 million, respectively from $61.9 million, $25.7 million and $2.3 million, respectively, at December 31, 2011, to $37.4 million, $22.5 million and $0.6 million, respectively, at September 30, 2012. Impaired loans by bank at September 30, 2012 were $140.8 million at Bank of Nevada, $50.5 million at Western Alliance Bank, and $20.0 million at Torrey Pines Bank compared to $124.7 million at Bank of Nevada, $58.9 million at Western Alliance Bank, and $25.9 million at Torrey Pines Bank at December 31, 2011. Additionally, Western Alliance Bancorporation held a $12.8 million impaired loan at September 30, 2012.

The following table includes the breakdown of total impaired loans and the related specific reserves:

	At September 30, 2012
	Impaired		Percent of	Reserve		Percent of
	Balance	Percent	Total Loans	Balance	Percent	Total Allowance
	(dollars in thousands)
Construction and land development	$37,402	16.69%	0.70%	$187	1.21%	0.19%
Residential real estate	39,180	17.48%	0.73%	4,022	26.04%	4.13%
Commercial real estate	124,420	55.53%	2.33%	7,779	50.35%	7.99%
Commercial and industrial	22,480	10.03%	0.42%	3,280	21.23%	3.37%
Consumer	614	0.27%	0.01%	180	1.17%	0.18%

Total impaired loans	$224,096	100.00%	4.19%	$15,448	100.00%	15.86%

	At December 31, 2011
	Impaired		Percent of	Reserve		Percent of
	Balance	Percent	Total Loans	Balance	Percent	Total Allowance
	(dollars in thousands)
Construction and land development	$61,911	29.55%	1.30%	$3,501	33.74%	3.53%
Residential real estate	28,850	13.77%	0.60%	2,186	21.07%	2.20%
Commercial real estate	90,712	43.31%	1.90%	2,827	27.25%	2.85%
Commercial and industrial	25,730	12.28%	0.54%	1,863	17.95%	1.88%
Consumer	2,288	1.09%	0.05%	—	0.00%	0.00%

Total impaired loans	$209,491	100.00%	4.39%	$10,377	100.00%	10.46%

The following table summarizes the activity in our allowance for credit losses for the periods indicated.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(dollars in thousands)
Allowance for credit losses:
Balance at beginning of period	$97,512	$104,375	$99,170	$110,699
Provisions charged to operating expenses:
Construction and land development	18	2,206	7,170	3,153
Commercial real estate	2,324	341	12,315	11,485
Residential real estate	(82)	8,622	643	15,189
Commercial and industrial	5,611	(803)	12,601	282
Consumer	1,061	814	2,614	3,003

Total provision	8,932	11,180	35,343	33,112
Recoveries of loans previously charged-off:
Construction and land development	567	707	870	1,800
Commercial real estate	633	127	2,897	1,402
Residential real estate	153	440	765	881
Commercial and industrial	501	1,243	2,695	2,798
Consumer	38	41	294	110

Total recoveries	1,892	2,558	7,521	6,991
Loans charged-off:
Construction and land development	2,315	2,369	10,587	8,083
Commercial real estate	1,470	2,484	12,023	12,884
Residential real estate	2,242	10,555	5,756	17,176
Commercial and industrial	4,100	1,420	12,687	8,753
Consumer	799	1,069	3,571	3,690

Total charged-off	10,926	17,897	44,624	50,586
Net charge-offs	9,034	15,339	37,103	43,595

Balance at end of period	$97,410	$100,216	$97,410	$100,216

Net charge-offs (annualized) to average loans outstanding	0.70%	1.40%	0.99%	1.35%
Allowance for credit losses to gross loans	1.83%	2.21%

The following table summarizes the allowance for credit losses by loan type. However, allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories:

	Allowance for Credit Losses at September 30, 2012
	(dollars in thousands)
	Amount	% of Total Allowance For Loan Losses	% of Loans in Each Category to Gross Loans
Construction and land development	$11,648	11.96%	7.11%
Commercial real estate	38,220	39.24%	51.29%
Residential real estate	14,786	15.18%	7.65%
Commercial and industrial	28,144	28.89%	32.89%
Consumer	4,612	4.73%	1.06%

Total	$97,410	100.00%	100.00%

The allowance for credit losses as a percentage of total loans decreased to 1.83% at September 30, 2012 from 2.07% at December 31, 2011. The Company’s credit loss reserve at September 30, 2012 decreased to $97.4 million from $99.2 million at December 31, 2011. Although the Company has increased the size of its loan portfolio, the total balance of the allowance for credit losses has declined due to lower historical levels of charge-offs, improving credit quality and a change in portfolio mix toward higher rated credits.

Potential Problem Loans

The Company classifies loans consistent with federal banking regulations using a nine category grading system. These loan grades are described in further detail in the Company’s Annual Report on Form 10-K for 2011, “Item 1 Business.” The following table presents information regarding potential problem loans, consisting of loans graded watch, substandard doubtful and loss, but still performing:

	At September 30, 2012
	Number of Loans	Loan Balance	Percent	Percent of Total Loans
		(dollars in thousands)
Construction and land development	12	$7,075	5.63%	0.13%
Commercial real estate	79	87,579	69.65%	1.64%
Residential real estate	31	8,157	6.49%	0.15%
Commercial and industrial	85	21,084	16.77%	0.40%
Consumer	7	1,840	1.46%	0.03%

Total	214	$125,735	100.00%	2.35%

Our potential problem loans consisted of 214 loans and totaled approximately $125.7 million at September 30, 2012, compared to 451 loans totaled $237.5 million at December 31, 2011. These loans are primarily secured by real estate.

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

The carrying value of investment securities at September 30, 2012 and December 31, 2011 was as follows:

	September 30,	December 31,
	2012	2011
	(in thousands)
Direct obligation and GSE residential mortgage-backed securities	$808,854	$871,099
U.S. Government sponsored agency securities	—	156,211
Private label residential mortgage-backed securities	20,775	25,784
Municipal obligations	239,141	187,509
Adjustable rate preferred stock	71,035	54,676
Mutual funds	31,042	28,864
CRA investments	25,820	25,015
Trust preferred securities	22,892	21,159
Collateralized debt obligations	50	50
Private label commercial mortgage-backed securities	5,720	5,431
Corporate bonds	107,785	107,360

Total investment securities	$1,333,114	$1,483,158

The Company has reviewed securities on which there is an unrealized loss in accordance with its accounting policy for OTTI described above in Note 4, Investment Securities, and recorded $0.2 million of impairment charges for the three and nine months ended September 30, 2011 attributed to the unrealized losses in the Company’s CDO portfolio. No impairment was determined for the three and nine months ended September 30, 2012. Gross unrealized losses at September 30, 2012 and December 31, 2011 are primarily caused by interest rate fluctuations, credit spread widening and reduced liquidity in applicable markets.

The Company does not consider any securities, other than those impaired in prior periods, to be other-than-temporarily impaired as of September 30, 2012 and December 31, 2011. However, without recovery in the near term such that liquidity returns to the applicable markets and spreads return to levels that reflect underlying credit characteristics, additional OTTI may occur in future periods.

Goodwill and Intangibles

Goodwill is created when a company acquires a business. When a business is acquired, the purchased assets and liabilities are recorded at fair value and intangible assets are identified. Excess consideration paid to acquire a business over the fair value of the net assets is recorded as goodwill. The Company’s annual goodwill impairment testing is October 1. During the third quarter 2012, Management concluded that goodwill and intangibles related to Shine. were impaired, and recorded a $3.4 million impairment charge. This was due to ongoing evaluations of various strategic alternatives related to this entity, including negotiations to sell the 80% investment.

The Company determined that there was no triggering event or other factor to indicate an interim test of goodwill impairment was necessary for the third quarter of 2011.

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

Although realization is not assured, the Company believes that the realization of the recognized net deferred tax asset of $36.6 million at September 30, 2012 is more likely than not based on expectations as to future taxable income and based on available tax planning strategies as defined in FASB ASC 740, Income Taxes (‘ASC 740”) that could be implemented if necessary to prevent a carryforward from expiring.

The most significant source of these timing differences are the credit loss reserve and net operating loss carryforwards, which account for substantially all of the net deferred tax asset.

Based on its internal analysis, the Company believes that it is more likely than not that it will fully utilize deferred federal and state tax assets pertaining to the existing net operating loss carryforwards and any NOL that would be created by the reversal of the future net deductions that have not yet been taken on a tax return. See Note 8, “Income Taxes” to the Consolidated Financial Statements for further discussion on income taxes.

The Internal Revenue Service’s Examination Division issued a notice of proposed deficiency on January 10, 2011, proposing a taxable income adjustment of $136.7 million related to deductions taken on our 2008 tax return in connection with the partial worthlessness of collateralized debt obligations, or CDOs. The use of these deductions on the Company’s 2008 tax return resulted in a net operating loss carryback claim for a tax refund of approximately $40.0 million of federal taxes for the 2006 and 2007 taxable periods. The Company filed a protest of the proposed deficiency, which was referred to the Appeals Division of the Internal Revenue Service. The Appellate Conferee has conceded that the Company’s $136.7 million deduction was reasonable and has proposed no further adjustments. However, the case is not yet closed. Due to the size of the refund, the Appellate Conferee was required to submit, and has submitted, his formal written recommendation to the Joint Committee on Taxation and will close the case after receiving approval from that committee. The Company has not accrued a reserve for this potential exposure.

Deposits

Deposits have been the primary source for funding the Company’s asset growth. At September 30, 2012, total deposits were $6.16 billion, compared to $5.66 billion at December 31, 2011. The deposit growth of $503.5 million or 8.9% was primarily driven by increased non-interest bearing demand deposits of $282.6 million, money market deposits of $378.8 million and interest bearing demand deposits of $31.9 million. This growth was partially offset by decreased certificates of deposits of $185.7 million and savings deposits of $4.1 million.

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

The following table provides the average balances and weighted average rates paid on deposits:

	Three Months Ended September 30, 2012		Three Months Ended September 30, 2011
	Average Balance/Rate		Average Balance/Rate
	(dollars in thousands)
Interest checking (NOW)	$510,462	0.23%	$466,177	0.35%
Savings and money market	2,414,194	0.33	2,127,756	0.59
Time	1,286,512	0.52	1,499,269	0.90

Total interest-bearing deposits	4,211,168	0.38	4,093,202	0.68
Noninterest bearing demand deposits	1,813,050	—	1,532,912	—

Total deposits	$6,024,218	0.27%	$5,626,114	0.49%

	Nine Months Ended September 30, 2012		Nine Months Ended September 30, 2011
	Average Balance/Rate		Average Balance/Rate
	(dollars in thousands)
Interest checking (NOW)	$511,028	0.24%	$479,204	0.40%
Savings and money market	2,314,941	0.35	2,082,031	0.67
Time	1,343,624	0.58	1,459,609	0.97

Total interest-bearing deposits	4,169,593	0.41	4,020,844	0.75
Noninterest bearing demand deposits	1,734,576	—	1,487,249	—

Total deposits	$5,904,169	0.29%	$5,508,093	0.55%

Other Assets Acquired Through Foreclosure

The following table presents the changes in other assets acquired through foreclosure:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(in thousands)		(in thousands)
Balance, beginning of period	$76,994	$85,732	$89,104	$107,655
Additions	10,993	7,139	20,288	28,194
Dispositions	(9,205)	(4,291)	(27,346)	(35,601)
Valuation adjustments in the period, net	(548)	(1,888)	(3,812)	(13,556)

Balance, end of period	$78,234	$86,692	$78,234	$86,692

Other assets acquired through foreclosure consist primarily of properties acquired as a result of, or in-lieu-of, foreclosure. Properties or other assets (primarily repossessed assets formerly leased) are classified as other real estate owned and other repossessed property and are reported at the lower of carrying value or fair value, less estimated costs to sell the property. Costs relating to the development or improvement of the assets are capitalized and costs relating to holding the assets are charged to expense. The Company had $78.2 million and $89.1 million, respectively, of such assets at September 30, 2012 and December 31, 2011. At September 30, 2012, the Company held approximately 77 other real estate owned properties compared to 83 at December 31, 2011. When significant adjustments were based on unobservable inputs, such as when a current appraised value is not available or management determines the fair value of the collateral is further impaired below appraised value and there is no observable market price, the resulting fair value measurement has been categorized as a Level 3 measurement.

Junior Subordinated Debt

The Company measures the balance of the junior subordinated debt at fair value, which was $36.2 million at September 30, 2012 and $37.0 million at December 31, 2011. The difference between the aggregate fair value of junior subordinated debt and the aggregate unpaid principal balance of $66.5 million was $30.3 million at September 30, 2012.

Short-Term Borrowed Funds

The Company from time to time utilizes short-term borrowed funds to support short-term liquidity needs generally created by increased loan demand. The majority of these short-term borrowed funds consist of advances from the FHLB and FRB and customer repurchase agreements. The Company’s borrowing capacity at FHLB and FRB is determined based on collateral pledged, generally consisting of securities and loans. In addition, the Company has borrowing capacity from other sources pledged by securities, including securities sold under agreements to repurchase, which are reflected at the amount of cash received in connection with the transaction, and may require additional collateral based on the fair value of the underlying securities. At September 30, 2012, total short-term borrowed funds consisted of customer repurchases of $73.0 million and $150.0 million of FHLB advances. No advances were outstanding from the FRB at September 30, 2012 and December 31, 2011. At December 31, 2011, total short-term borrowed funds consisted of $123.6 million of customer repurchases and $280.0 million of FHLB advances. The decrease in short-term borrowed funds of $180.6 million was the result of increased liquidity from customer deposits.

Senior Debt

On August 25, 2010, the Company completed a public offering of $75 million in principal Senior Notes due in 2015 bearing interest of 10%. The net proceeds of the offering were $72.8 million. At September 30, 2012, the net principal balance was $73.6 million.

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

The ability to have readily available funds sufficient to repay fully maturing liabilities is of primary importance to depositors, creditors and regulators. Our liquidity, represented by cash and amounts due from banks, federal funds sold and non-pledged marketable securities, is a result of our operating, investing and financing activities and related cash flows. In order to ensure funds are available when necessary, on at least a quarterly basis, we project the amount of funds that will be required, and we strive to maintain relationships with a diversified customer base. Liquidity requirements can also be met through short-term borrowings or the disposition of short-term assets. The Company has unsecured borrowing lines at correspondent banks totaling $110.0 million. In addition, loans and securities are pledged to the FHLB providing $1.27 billion in borrowing capacity with outstanding borrowings and letters of credit of $150.0 million and $72.0 million, respectively, leaving $1.05 billion in available credit as of September 30, 2012. Loans and securities pledged to the FRB discount window provided $658.9 million in borrowing capacity. As of September 30, 2012, there were no outstanding borrowings from the FRB, thus our available credit totaled $658.9 million.

The Company has a formal liquidity policy, and in the opinion of management, our liquid assets are considered adequate to meet cash flow needs for loan funding and deposit withdrawals for the next 90-120 days. At September 30, 2012, there was $632.8 million in liquid assets comprised of $37.7 million in cash at the Federal Reserve Bank, $5.8 million in money market accounts and $589.3 million in unpledged marketable securities. At December 31, 2011, there was $773.0 million in liquid assets comprised of $36.8 million in cash at the Federal Reserve Bank, $7.3 million in money market accounts and $728.9 million in unpledged marketable securities.

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

On a long-term basis, the Company’s liquidity will be met by changing the relative distribution of our asset portfolios, for example, by reducing investment or loan volumes, or selling or encumbering assets. Further, the Company can increase liquidity by soliciting higher levels of deposit accounts through promotional activities and/or borrowing from correspondent banks, the FHLB of San Francisco and the FRB. At September 30, 2012, our long-term liquidity needs primarily relate to funds required to support loan originations and commitments and deposit withdrawals which can be met by cash flows from investment payments and maturities, and investment sales if necessary. On December 31, 2012, the Transaction Account Guarantee (“TAG Program”) is scheduled to expire. The Company has performed a detailed analysis of TAG eligible deposits, evaluated at risk accounts, and has implemented both customer related strategies and balance sheet related strategies in order to mitigate the remaining liquidity risk. The Company continues to manage its overall deposit base and believes it is adequately prepared for the effect of the program’s expiration.

The Company’s liquidity is comprised of three primary classifications: (i) cash flows provided by operating activities; (ii) cash flows used in investing activities; and (iii) cash flows provided by financing activities. Net cash provided by or used in operating activities consists primarily of net income, adjusted for changes in certain other asset and liability accounts and certain non-cash income and expense items, such as the loan loss provision, investment and other amortization and depreciation. For the nine months ended September 30, 2012 and 2011, net cash provided by operating activities was $89.1 million and $109.1 million, respectively.

Our primary investing activities are the origination of real estate, commercial and consumer loans and purchase and sale of securities. Our net cash provided by and used in investing activities has been primarily influenced by our loan and securities activities. The net provided to loans for the nine months ended September 30, 2012 and 2011 was $612.9 million and $356.6 million, respectively.

Net cash provided by financing activities has been impacted significantly by increased deposit levels. During the nine months ended September 30, 2012 and 2011, deposits increased $503.5 million and $294.4 million, respectively.

Fluctuations in core deposit levels may increase our need for liquidity as certificates of deposit mature or are withdrawn before maturity and as non-maturity deposits, such as checking and savings account balances, are withdrawn. Additionally, we are exposed to the risk that customers with large deposit balances will withdraw all or a portion of such deposits, due in part to the FDIC limitations on the amount of insurance coverage provided to depositors. To mitigate the uninsured deposit risk, we have joined the Certificate of Deposit Account Registry Service (CDARS), a program that allows customers to invest up to $50.0 million in certificates of deposit and the Insured Cash Sweep (ICS), a program that allows customers to invest up to $50.0 million in an interest bearing transaction, through a participating financial institution, with the entire amount being covered by FDIC insurance account through one participating financial institution. As of September 30, 2012, we had $332.8 million of CDARS deposits and $123.9 million of ICS deposits.

As of September 30, 2012, the Company had $146.6 million of wholesale brokered deposits outstanding. Brokered deposits are generally considered to be deposits that have been received from a third party that is acting on behalf of that party’s customer. Often, a broker will direct a customer’s deposits to the banking institution offering the highest interest rate available. Federal banking law and regulation places restrictions on depository institutions regarding brokered deposits because of the general concern that these deposits are at a greater risk of being withdrawn and placed on deposit at another institution offering a higher interest rate, thus posing liquidity risk for institutions that gather brokered deposits in significant amounts. The Company does not anticipate using brokered deposits as a significant liquidity source in the near future.

Federal and state banking regulations place certain restrictions on dividends paid by the Banks to Western Alliance. The total amount of dividends which may be paid at any date is generally limited to the retained earnings of each Bank. Dividends paid by the Banks to the Company would be prohibited if the effect thereof would cause the respective Bank’s capital to be reduced below applicable minimum capital requirements. In addition, the memorandum of understanding at Bank of Nevada presently requires prior regulatory approval of the payments of dividends to Western Alliance Bancorporation. Western Alliance Bank and Torrey Pines Bank have paid dividends in the amount of $7.0 million and $6.0 million, respectively, over the past three quarters to Western Alliance Bancorporation.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Banks to maintain minimum amounts and ratios of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I leverage (as defined) to average assets (as defined). As of September 30, 2012 and December 31, 2011, the Company and the Banks met all capital adequacy requirements to which they are subject.

As of September 30, 2012, the Company and each of its subsidiaries met the minimum capital ratio requirements necessary to be classified as well-capitalized, as defined by the banking agencies. To be categorized as well-capitalized, the Banks must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the table below. In addition, the Memorandum of Understanding to which Bank of Nevada is subject requires it to maintain a higher Tier 1 leverage ratio than otherwise required to be considered well-capitalized. At September 30, 2012, the capital levels at Bank of Nevada exceeded this elevated requirement.

Federal banking regulators have proposed revisions to the bank capital requirement standards known as Basel III. Basel III strengthens bank capital requirements and introduces new regulatory requirements on bank liquidity and bank leverage. Based on the Company’s assessment of these proposed regulations, as of September 30, 2012, the Company and each of its subsidiaries met the requirements necessary to be classified as well-capitalized under the proposed regulation.

The actual capital amounts and ratios for the Company are presented in the following table:

			Adequately-		Minimum For
			Capitalized		Well-Capitalized
	Actual		Requirements		Requirements
As of September 30, 2012	Amount Ratio		Amount	Ratio	Amount	Ratio
	(dollars in thousands)
Total Capital (to Risk Weighted Assets)	786,532	12.3%	510,563	8.0%	638,203	10.0%
Tier I Capital (to Risk Weighted Assets)	703,829	11.0	255,281	4.0	382,922	6.0
Leverage ratio (to Average Assets)	703,829	9.7	289,921	4.0	362,401	5.0

			Adequately-		Minimum For
			Capitalized		Well-Capitalized
	Actual		Requirements		Requirements
As of December 31, 2011	Amount Ratio		Amount	Ratio	Amount	Ratio
	(dollars in thousands)
Total Capital (to Risk Weighted Assets)	723,327	12.6%	459,255	8.0%	574,069	10.0%
Tier I Capital (to Risk Weighted Assets)	651,104	11.3	230,479	4.0	345,719	6.0
Leverage ratio (to Average Assets)	651,104	9.5	274,149	4.0	342,686	5.0

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

To mitigate the Company’s modest liability sensitive interest rate risk profile, it has sold short fixed rate securities and invested the proceeds short term. This action reduced the interest margin approximately five basis points during the quarter, primarily from the increase in earning assets at a very low yield.

Net Interest Income Simulation. In order to measure interest rate risk at September 30, 2012, we used a simulation model to project changes in net interest income that result from forecasted changes in interest rates. This analysis calculates the difference between net interest income forecasted using an immediate increase and decrease in interest rates and a net interest income forecast using a flat market interest rate environment derived from spot yield curves typically used to price our assets and liabilities. The income simulation model includes various assumptions regarding the re-pricing relationships for each of our products. Many of our assets are floating rate loans, which are assumed to re-price immediately, and proportional to the change in market rates, depending on their contracted index. Some loans and investments include the opportunity of prepayment (embedded options), and accordingly the simulation model uses estimated market speeds to derive prepayments and reinvests proceeds at modeled yields. Our non-term deposit products re-price more slowly, usually changing less than the change in market rates and at our discretion.

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

This simulation model assesses the changes in net interest income that would occur in response to an instantaneous and sustained increase or decrease (shock) in market interest rates. At September 30, 2012, our net interest margin exposure for the next twelve months related to these hypothetical changes in market interest rates was within our current guidelines.

Sensitivity of Net Interest Income

	Interest Rate Scenario (change in basis points from Base)
(in 000’s)	Down 100	Base	UP 100	UP 200	Up 300	Up 400
Interest Income	$296,252	$299,049	$313,552	$334,561	$358,089	$381,393
Interest Expense	$26,180	$26,183	$43,116	$60,487	$78,398	$95,950
Net Interest Income	$270,072	$272,866	$270,436	$274,074	$279,691	$285,443
% Change	-1.0%		-0.9%	0.4%	2.5%	4.6%

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

At September 30, 2012, our economic value of equity exposure related to these hypothetical changes in market interest rates was within the current guidelines established by us. The following table shows our projected change in economic value of equity for this set of rate shocks at September 30, 2012.

Economic Value of Equity

	Interest Rate Scenario (change in basis points from Base)
	Down 100	Base	Up 100	Up 200	Up 300	Up 400
Present Value (000’s)
Assets	$7,493,353	$7,443,832	$7,300,684	$7,143,974	$6,990,442	$6,844,207
Liabilities	$6,662,201	$6,653,347	$6,511,529	$6,358,034	$6,221,432	$6,087,729
Net Present Value	$831,152	$790,485	$789,155	$785,940	$769,010	$756,478
% Change	5.1%		-0.2%	-0.6%	-2.7%	-4.3%

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

Derivative Contracts. In the normal course of business, the Company uses derivative instruments to meet the needs of its customers and manage exposure to fluctuations in interest rates. The following table summarizes the aggregate notional amounts, market values and terms of the Company’s derivative positions with derivative market makers as of September 30, 2012.

Outstanding Derivatives Positions

Notional	Net Value	Weighted Average Term (in yrs)
9,497,097	(857,403)	3.1

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

Changes in Internal Control over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2012, which have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

2.1	Agreement and Plan of Merger, dated as of August 17, 2012, by and between Western Alliance Bancorporation and Western Liberty Bancorp (incorporated by reference to Exhibit 2.1 to Western Alliance Bancorporation’s Form 8-K filed with the Securities and Exchange Commission on August 22, 2012).

3.1	Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to Amendment No. 1 to Western Alliance Bancorporation’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on June 7, 2005).

3.2	Amended and Restated By-Laws (incorporated by reference to Exhibit 3.1 to Western Alliance Bancorporation’s Form 8-K filed with the Securities and Exchange Commission on January 25, 2008).

3.3	Certificate of Designations for the Fixed Rate Cumulative Perpetual Preferred Stock, Series A, of Western Alliance Bancorporation (incorporated by reference to Exhibit 3.1 to Western Alliance Bancorporation’s Form 8-K filed with the Securities and Exchange Commission on November 25, 2008).

3.4	Amendment to Amended and Restated By-Laws (incorporated by reference to exhibit 3.1 to Western Alliance Bancorporation’s Form 8-K filed with the Securities and Exchange Commission on September 20, 2010

3.5	Certificate of Amendment to Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to Western Alliance Bancorporation’s Form 8-K filed with the Securities and Exchange Commission on May 3, 2010).

3.6	Certificate of Amendment to Amended and Restated Articles of Incorporation of Western Alliance Bancorporation (incorporated by reference to Exhibit 3.1 to Western Alliance’s Form 8-K filed with the SEC on November 30, 2010).

3.7	Certificate of Designations for the Non-Cumulative Perpetual Preferred Stock, Series B, of Western Alliance Bancorporation (incorporated by reference to Exhibit 3.1 to Western Alliance Bancorporation’s Form 8-K filed with the Securities and Exchange Commission on September 28, 2011).

3.8	Certificate of Correction to the Certificate of Designations for the Non-Cumulative Perpetual Preferred Stock, Series B, of Western Alliance Bancorporation (incorporated by reference to Exhibit 3.9 to Western Alliance’s Form 10-Q filed with the SEC on November 8, 2011).

4.1	Specimen common stock certificate of Western Alliance Bancorporation (incorporated by reference to Exhibit 4.1 of Western Alliance Bancorporation’s Registration Statement on Form S-1, File No. 333-124406, filed with the Securities and Exchange Commission on June 27, 2005, as amended).

4.2	Form of Fixed Rate Cumulative Perpetual Preferred Stock, Series A, stock certificate (incorporated by reference to Exhibit 4.1 to Western Alliance Bancorporation’s Form 8-K filed with the Securities and Exchange Commission on November 25, 2008).

4.3	Form of Warrant to purchase shares of Western Alliance Bancorporation common stock, dated December 12, 2003, together with a schedule of warrant holders (incorporated by reference to Exhibit 10.9 to Western Alliance Bancorporation’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on April 28, 2005).

4.4	Warrant, dated November 21, 2008, by and between Western Alliance Bancorporation and the United States Department of the Treasury (incorporated by reference to Exhibit 4.2 to Western Alliance’s Form 8-K filed with the Securities and Exchange Commission on November 25, 2008).

4.5	Senior Debt Indenture, dated August 25, 2010, between Western Alliance Bancorporation and Wells Fargo Bank, National Association, as trustee. (incorporated by reference to Exhibit 4.1 to Western Alliance’s Form 8-K filed with the SEC on August 25, 2010).

4.6	First Supplemental Indenture, dated August 25, 2010, between Western Alliance Bancorporation and Wells Fargo Bank, National Association, as trustee. (incorporated by reference to Exhibit 4.2 to Western Alliance’s Form 8-K filed with the SEC on August 25, 2010).

4.7	Form of 10.00% Senior Notes due 2015 (incorporated by reference to Exhibit 4.3 to Western Alliance’s Form 8-K filed with the SEC on August 25, 2010).

4.8	Form of Non-Cumulative Perpetual Preferred Stock, Series B, stock certificate (incorporated by reference to Exhibit 4.8 to Western Alliance’s Annual Report on Form 10-K filed with the SEC on March 2, 2012).

31.1	CEO Certification Pursuant to Rule 13a-14(a)/15d-14(a).

31.2	CFO Certification Pursuant to Rule 13a-14(a)/15d-14(a).

32	CEO and CFO Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes – Oxley Act of 2002.

101	The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30,2012, formatted in Extensible Business Reporting Language (XBRL), include: (i) Consolidated Balance Sheets at September 30, 2012 and December 31, 2011 (ii) Consolidated Income Statements and Comprehensive Income for the three and nine months ended September 30, 2012 and 2011, (iii) Consolidated Statement of Stockholders’ Equity at September 30, 2012, (iv) Consolidated Statements of Cash Flows for the nine months ended September 30, 2012 and 2011, and (v) Notes to (Unaudited) Condensed Consolidated Financial Statements**.

**	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WESTERN ALLIANCE BANCORPORATION

Date: November 2, 2012	By:	/s/ Robert Sarver
Robert Sarver
Chief Executive Officer

Date: November 2, 2012	By:	/s/ Dale Gibbons
Dale Gibbons
Executive Vice President and
Chief Financial Officer

Date: November 2, 2012	By:	/s/ J. Kelly Ardrey Jr.
J. Kelly Ardrey Jr.
Senior Vice President and
Chief Accounting Officer