Form 10-K
period 2012-12-31
WESTERN ALLIANCE BANCORPORATION
filed 2013-03-01
CIK 1212545

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

Commission File Number: 001-32550

WESTERN ALLIANCE BANCORPORATION

(Exact Name of Registrant as Specified in Its Charter)

Nevada	88-0365922
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer I.D. Number)

One E. Washington Street Suite 1400, Phoenix, AZ	85004
(Address of Principal Executive Offices)	(Zip Code)

(602)389-3500

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer and accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s voting stock held by non-affiliates was approximately $477.5 million based on the June 29, 2012 closing price of said stock on the New York Stock Exchange ($9.36 per share).

As of February 25, 2013, 86,945,168 shares of the registrant’s common stock were outstanding.

Portions of the registrant’s definitive proxy statement for its 2013 Annual Meeting of Stockholders are incorporated by reference into Part III of this report.

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

The forward-looking statements contained in this Form 10K reflect our current views about future events and financial performance and involve certain risks, uncertainties, assumptions and changes in circumstances that may cause our actual results to differ significantly from historical results and those expressed in any forward-looking statement, including those risks discussed under the heading “Risk Factors” in this 2012 Form 10K. Risks and uncertainties include those set forth in our filings with the Securities and Exchange Commission and the following factors that could cause actual results to differ materially from those presented: 1) dependency on real estate and events that negatively impact real estate; 2) high concentration of commercial real estate, construction and development and commercial and industrial loans; 3) actual credit losses may exceed expected losses in the loan portfolio; 4) the geographic concentrations of our assets increases the risks related to local economic conditions; 5) the effects of interest rates and interest rate policy; 6) exposure of financial instruments to certain market risks may cause volatility in earnings; 7) dependence on low-cost deposits; 8) ability to borrow from Federal Home Loan Bank (“FHLB”) or Federal Reserve Bank (“FRB”); 9) events that further impair goodwill; 10) increase in the cost of funding as the result of changes to our credit rating; 11) expansion strategies may not be successful; 12) our ability to control costs; 13) risk associated with changes in internal controls and processes; 14) our ability to compete in a highly competitive market; 15) our ability to recruit and retain qualified employees, especially seasoned relationship bankers; 16) the effects of terrorist attacks or threats of war; 17) perpetration of internal fraud; 18) risk of operating in a highly regulated industry and our ability to remain in compliance; 19) possible need to revalue our deferred tax assets if stock transactions result in limitations on deductibility of net operating losses or loan losses; 20) exposure to environmental liabilities related to the properties we acquire title; 21) recent legislative and regulatory changes including Emergency Economic Stabilization Act of 2008, or EESA, the American Recovery and Reinvestment Act of 2009, or ARRA, and the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 and the rules and regulations that might be promulgated thereunder; 22) cyber security risks; and 23) risks related to ownership and price of our common stock.

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

Purpose

The following discussion is designed to provide insight on the financial condition and results of operations of Western Alliance Bancorporation and its subsidiaries. Unless otherwise stated, “the Company” or “WAL” refers to this consolidated entity. This discussion should be read in conjunction with the Company’s Consolidated Financial Statements and notes to the Consolidated Financial Statements, herein referred to as “the Consolidated Financial Statements”. These Consolidated Financial Statements are presented beginning on page 72 of this Form 10-K.

ITEM 1.	BUSINESS

Organization Structure and Description of Services

Western Alliance Bancorporation (“WAL” or “the Company”), is a multi-bank holding company headquartered in Phoenix, Arizona that provides full service banking and lending to locally owned businesses, professional firms, real estate developers and investors, local non-profit organizations, high net worth individuals and other consumers through its three wholly owned subsidiary banks (the “Banks”): Bank of Nevada (“BON”), operating in Southern Nevada, Western Alliance Bank (“WAB”), operating in Arizona and Northern Nevada, and Torrey Pines Bank (“TPB”), operating in California. In addition, the Company’s has two non-bank subsidiaries: Western Alliance Equipment Finance (“WAEF”), which offers equipment leasing nationwide, and Las Vegas Sunset Properties (“LVSP”), which holds certain assets. These entities are collectively referred to herein as the Company. The Company divested its 80 percent owned subsidiary Shine Investment Advisory Services, Inc. (“Shine”) as of October 31, 2012.

WAL also has six unconsolidated subsidiaries used as business trusts in connection with issuance of trust-preferred securities as described in Note 11, “Junior Subordinated and Subordinated Debt” beginning on page 111 of this Form 10-K.

Bank Subsidiaries

Bank Name	Headquarters	Year Founded	Number of Locations	Location Cities	Total Assets	Net Loans*	Deposits
					(in millions)
BON (1)	Las Vegas, Nevada	1994	12	Las Vegas, North Las Vegas, Henderson, and Mesquite	$3,029.1	$2,125.1	$2,569.1
WAB (2)	Phoenix, Arizona	2003	16	Phoenix, Tucson, Scottsdale, Sedona, Mesa, Flagstaff, Reno, Sparks, Fallon, and Carson City	$2,565.1	$2,015.8	$2,224.2
TPB (3)	San Diego, CA	2003	12	San Diego, La Mesa, Carlsbad, Los Angeles, Oakland, Piedmont, and Los Altos	$2,019.8	$1,492.6	$1,679.3

*	Including Held for sale loans
(1)	BON commenced operations in 1994 as BankWest of Nevada (“BWN”). In 2006, BWN merged with Nevada First Bank and Bank of Nevada. As part of the mergers, BWN changed its name to BON. BON has three wholly-owned subsidiaries: BW Real Estate, Inc. which operates as a real estate investment trust and holds certain of BON’s real estate loans and related securities; BON Investments, Inc., which holds certain securities; and BW Nevada Holdings, LLC, which owns the Company’s 2700 West Sahara Avenue, Las Vegas, Nevada location.
(2)	WAB commenced operations in 2003 as Alliance Bank of Arizona (“ABA”), and subsequently changed its name to WAB on December 31, 2010 as part of an inter-affiliate merger between ABA and First Independent Bank of Nevada (“FIB”). WAB has one wholly-owned subsidiary, WAB Investments, Inc., which holds certain securities.
(3)	TPB commenced operations in 2003. On December 31, 2010, TPB merged with its affiliate Alta Alliance Bank (“AAB”). TPB has one wholly-owned subsidiary, TPB Investments, Inc., which holds certain securities.

Our subsidiary banks are state-chartered and are subject to primary regulation and examination by the Federal Deposit Insurance Corporation (“FDIC”) and, in addition, are regulated and examined by their respective state banking agencies.

Until October 31, 2012, WAL owned an 80 percent interest investment in Shine, a registered investment advisor purchased in July 2007.

Until September 27, 2012, WAL maintained a 24.9 percent interest in Miller/Russell & Associates, Inc. (“MRA”), an Arizona registered investment advisor. MRA provides investment advisory services to individuals, foundations, retirement plans and corporations.

Market Segments

The Company had four reportable operating segments at December 31, 2012 and 2011. The Company’s reporting segments reflect the way the Company manages and assesses the performance of the business as a result of the strategic mergers and divestitures of subsidiaries.

The Company’s reportable operating segments consist of: “Bank of Nevada”, “Western Alliance Bank”, “Torrey Pines Bank” and “Other” (Western Alliance Bancorporation holding company, Western Alliance Equipment Finance, Shine, Inc until October 31, 2012, Premier Trust until September 1, 2010, and the discontinued operations portion of the credit card services).

Management has determined the operating segments using a combination of factors primarily driven by legal entity. Management determined that the legal entities that contributed less than the quantitative thresholds for separate management reporting be combined into the Other segment.

The accounting policies of the reported segments are the same as those of the Company as described in Note 1, “Nature of Operation and Summary of Significant Accounting Policies” beginning on page 79. Transactions between segments consisted primarily of borrowings, loan participations and shared services. All intercompany transactions are eliminated for reporting consolidated results of operations. Loan participations are recorded at par value with no resulting gain or loss. The Company allocated centrally-provided services to the operating segments based upon estimated usage of those services. Please refer to Note 18, “Segments” in our Consolidated Financial Statements for financial information regarding segment reporting beginning on page 128.

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

Commercial Real Estate (“CRE”): Loans to finance the purchase or refinancing of CRE and loans to finance inventory and working capital that are additionally secured by CRE make up the majority of our loan portfolio. These CRE loans are secured by apartment buildings, professional offices, industrial facilities, retail centers and other commercial properties. As of December 31, 2012 and 2011, 48.0% and 49.0% of our CRE loans were owner-occupied. Owner-occupied commercial real estate loans are loans secured by owner-occupied nonfarm nonresidential properties for which the primary source of repayment (more than 50%) is the cash flow from the ongoing operations and activities conducted by the borrower who owns the property. Non-owner-occupied commercial real estate loans are commercial real estate loans for which the primary source of repayment is nonaffiliated rental income associated with the collateral property.

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

As of December 31, 2012, the Company held $31.1 million credit card loans for sale. The held for investment loan portfolio totaled $5.68 billion, or approximately 74.5% of total assets. The following table sets forth the composition of our loan portfolio as of the periods presented.

	December 31,
	2012		2011
	Amount	Percent	Amount	Percent
	(dollars in thousands)
Commercial real estate-owner occupied	$1,396,797	24.6%	$1,252,182	26.1%
Commercial real estate-non-owner occupied	1,505,600	26.5%	1,301,172	27.2%
Commercial and industrial	1,659,003	29.2%	1,120,107	23.4%
Residential real estate	407,937	7.2%	443,020	9.3%
Construction and land development	394,319	6.9%	381,676	8.0%
Commercial leases	288,747	5.1%	216,475	4.5%
Consumer	31,836	0.5%	72,504	1.5%

Total loans	5,684,239	100.0%	4,787,136	100.0%

Net deferred fees	(6,045)		(7,067)

Total loans, net of deferred loan fees	$5,678,194		$4,780,069

For additional information concerning loans, refer to Note 4, “Loans, Leases and Allowance for Credit Losses” of the Consolidated Financial Statements or see the “Management Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition – Loans” discussions.

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

•

Board of Directors Oversight. The chief executive officer (“CEO”) of Western Alliance Bancorporation acting with the Chairman of the Board of Directors of Bank of Nevada has approval authority for any credit extension greater than $30.0 million at December 31, 2012.

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

Concentrations of Credit Risk. Our lending policies also establish customer and product concentration limits to control single customer and product exposures. Our lending policies have several different measures to limit concentration exposures. Set forth below are the primary segmentation limits and actual measures as of December 31, 2012:

	Percent of Total Capital
	Policy Limit	Actual
Commercial Real Estate (including owner-occupied)	435%	338%
Commercial and Industrial (1)	225%	227%
Construction/Land	80%	46%
Residential Real Estate	75%	48%
Consumer	20%	7%

(1)	Our policy incorporates a 5% “tolerance” in cases where a concentration limit is exceeded on a short-term basis. In this case, the 227% was reduced to 219% as of January 31, 2013.

Asset Quality

General

To measure asset quality, the Company has instituted a loan grading system consisting of nine different categories. The first five are considered “satisfactory.” The other four grades range from a “watch” category to a “loss” category and are consistent with the grading systems used by Federal banking regulators. All loans are assigned a credit risk grade at the time they are made, and each originating loan officer reviews the credit with his or her immediate supervisor on a quarterly basis to determine whether a change in the credit risk grade is warranted. In addition, the grading of our loan portfolio is reviewed on a test basis, at minimum, annually by our internal Loan Review department or an external, independent loan review firm.

Collection Procedure

If a borrower fails to make a scheduled payment on a loan, the bank attempts to remedy the deficiency by contacting the borrower and seeking payment. Contacts generally are made within 15 business days after the payment becomes past due. Each of the bank affiliates maintains a Special Assets Department, which generally services and collects loans rated substandard or worse. Each bank’s CCO is responsible for monitoring activity that may indicate an increased risk rating, such as past-dues, overdrafts, loan agreement covenant defaults, etc. All charge-offs in excess of $100,000 are reported to each bank’s respective board of directors. Loans deemed uncollectible are proposed for charge-off and subsequently reported at each respective bank’s board meeting.

Nonperforming Assets

Nonperforming assets include loans past due 90 days or more and still accruing interest, nonaccrual loans, troubled debt restructured loans, and repossessed assets including other real estate owned (“OREO”). In general, loans are placed on nonaccrual status when we determine ultimate collection of principal and interest to be in doubt due to the borrower’s financial condition, collateral value, and collection efforts. A troubled debt restructured loan is a loan on which the Bank, for reasons related to a borrower’s financial difficulties, grants a concession to the borrower that the Bank would not otherwise consider. Other repossessed assets resulted from loans where we have received title or physical possession of the borrower’s assets. Generally, the Company re-appraises OREO and collateral dependent impaired loans every six to twelve months depending on risk factors. Net losses on sales/valuations of repossessed assets were $4.2 million and $24.6 million for the years ended December 31, 2012 and 2011, respectively. These losses may continue in future periods.

Criticized Assets

Federal bank regulators require that each insured bank classify its assets on a regular basis. In addition, in connection with examinations of insured institutions, examiners have authority to identify problem assets, and, if appropriate, re-classify them. Loan grades six through nine of our loan grading system are utilized to identify potential problem assets.

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

Allowance for Credit Losses

Like other financial institutions, the Company must maintain an adequate allowance for credit losses. The allowance for credit losses is established through a provision for credit losses charged to expense. Loans are charged against the allowance for credit losses when Management believes that collectability of the contractual principal or interest is unlikely. Subsequent recoveries, if any, are credited to the allowance. The allowance is an amount believed adequate to absorb probable losses on existing loans that may become uncollectable, based on evaluation of the collectability of loans and prior credit loss experience, together with the other factors. For a detailed discussion of the Company’s methodology see “Management’s Discussion and Analysis and Financial Condition – Critical Accounting Policies – Allowance for Credit Losses” beginning on page 50.

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

Generally the bank’s investment policies limit securities investments to securities backed by the full faith and credit of the U.S. government, including U.S. treasury bills, notes, and bonds, and direct obligations of Ginnie Mae; mortgage-backed securities (“MBS”) or collateralized mortgage obligations (“CMO”) issued by a government-sponsored enterprise (“GSE”) such as Fannie Mae or Freddie Mac; debt securities issued by a government-sponsored enterprise (“GSE”) such as Fannie Mae, Freddie Mac, and the FHLB; municipal securities with a rating of “Single-A” or higher; adjustable-rate preferred stock (“ARPS”) where the issuing company is rated “BBB” or higher; corporate debt with a rating of “Single-A” or better; investment grade corporate bond mutual funds; private label collateralized mortgage obligations with a single rating of “AA” or higher; commercial mortgage backed securities with a rating of “AAA”; and mandatory purchases of equity securities of the FRB and FHLB. Adjustable rate preferred stock (“ARPS”) holdings are limited to no more than 15% of a bank’s tier 1 capital; municipal securities are limited to no more than 5% of assets; investment grade corporate bond mutual funds are limited to no more than 5% of Total capital; corporate debt holdings are limited to no more than 2.5% of a bank’s assets; and commercial mortgage backed securities are limited to an aggregate purchase limit of $50 million.

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

As of December 31, 2012, the Company had an investment securities portfolio of $1.24 billion, representing approximately 16.2% of our total assets, with the majority of the portfolio invested in AAA/AA+-rated securities. The average duration of our investment securities was 2.90 years as of December 31, 2012.

The following table summarizes the investment securities portfolio as of December 31, 2012 and 2011.

	December 31,
	2012		2011
	Amount	Percent	Amount	Percent
	(dollars in millions)
Direct obligations and GSE residential mortgage-backed securities	$668.3	54.1%	$871.1	58.8%
U.S. Government sponsored agency securities	0.0	0.0%	156.2	10.5%
Private label residential mortgage-backed securities	35.6	2.9%	25.8	1.7%
Municipal obligations	265.1	21.4%	187.5	12.7%
Adjustable-rate preferred stock	75.5	6.1%	54.7	3.7%
Mutual funds	38.0	3.1%	28.8	1.9%
CRA investments	25.8	2.1%	25.0	1.7%
Trust preferred securities	24.1	1.9%	21.2	1.4%
Collateralized debt obligations	0.1	0.0%	0.1	0.0%
Private label commercial mortgage-backed securities	5.7	0.5%	5.4	0.4%
Corporate bonds	97.8	7.9%	107.4	7.2%

Total	$1,236.0	100.0%	$1,483.2	100.0%

As of December 31, 2012 and 2011, the Company had an investment in bank-owned life insurance (“BOLI”) of $138.3 million and $133.9 million, respectively. The BOLI was purchased to help offset employee benefit costs. For additional information concerning investments, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition – Investments.”

Deposit Products

The Company offers a variety of deposit products including checking accounts, savings accounts, money market accounts and other types of deposit accounts, including fixed-rate, fixed maturity retail certificates of deposit. The Company has historically focused on growing its lower cost core customer deposits. As of December 31, 2012, the deposit portfolio was comprised of 29.9% non-interest bearing deposits and 70.1% interest-bearing deposits.

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

Deposit balances are generally influenced by national and local economic conditions, changes in prevailing interest rates, internal pricing decisions, perceived stability of financial institutions and competition. The Company’s deposits are primarily obtained from communities surrounding its branch offices. In order to attract and retain quality deposits, we rely on providing quality service and introducing new products and services that meet the needs of customers.

The Company’s deposit rates are determined by each individual bank through an internal oversight process under the direction of its asset and liability committee. The banks consider a number of factors when determining deposit rates, including:

•	current and projected national and local economic conditions and the outlook for interest rates;

•	local competition;

•	loan and deposit positions and forecasts, including any concentrations in either; and

•	FHLB advance rates and rates charged on other funding sources.

The following table shows our deposit composition:

	December 31,
	2012		2011
	Amount	Percent	Amount	Percent
		(dollars in thousands)
Non-interest bearing demand	$1,933,169	29.9%	$1,558,211	27.5%
Interest-bearing demand	582,315	9.0%	482,729	8.5%
Savings and money market	2,573,506	39.9%	2,166,639	38.3%
Time certificates of $100,000 or more	1,220,938	18.9%	1,288,681	22.8%
Other time deposits	145,249	2.3%	162,252	2.9%

Total deposits	$6,455,177	100.0%	$5,658,512	100.0%

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

Customer, Product and Geographic Concentrations

Approximately 57.6% and 61.3% of the loan portfolio at December 31, 2012 and 2011, respectively, consisted of commercial real estate secured loans, including commercial real estate loans and construction and land development loans. The Company’s business is concentrated in the Las Vegas, Los Angeles, Bay Area, Phoenix, Reno, San Diego and Tucson metropolitan areas. Consequently, the Company is dependent on the trends of these regional economies. The Company is not dependent upon any single or limited number of customers, the loss of which would have a material adverse effect on the Company. No material portion of the Company’s business is seasonal.

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

Employees

As of December 31, 2012, the Company had 982 full-time equivalent team members. The Company’s employees are not represented by a union or covered by a collective bargaining agreement. Management believes that its employee relations are good.

Recent Developments and Company Response

The global and U.S. economies, and the economies of the local communities in which we operate, experienced a rapid decline in 2008, the effects of which are still being felt. The financial markets and the financial services industry in particular suffered unprecedented disruption, causing many major institutions to fail or require government intervention to avoid failure. These conditions were brought about largely by the erosion of U.S. and global credit markets, including a significant and rapid deterioration of the mortgage lending and related real estate markets. Despite these conditions, in 2012, we continued to grow net interest income to $290.3 million, up 12.7% from $257.7 million in 2011. However, as with many financial institutions in our markets, we continued to suffer losses resulting primarily from provisions and charge-offs for credit losses, and net losses on sales/valuations of other repossessed assets, though not at the same levels as 2011, resulting in a slightly higher provision for credit losses in 2012 compared to 2011. As a result our net interest income after provision for credit loss in 2012 was $243.4 million, up 15.1% from $211.5 million in 2011.

The United States, state and foreign governments took extraordinary actions in an attempt to deal with this worldwide financial crisis and the severe decline in the economy that followed. On July 21, 2010, President Obama signed the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, into law. The Dodd-Frank Act has had, and will continue to have, a broad impact on the financial services industry. The SEC and the Federal banking agencies, including the Board of Governors of the Federal Reserve System (or the Federal Reserve) and the Federal Deposit Insurance Corporation (or the FDIC), have issued a number of requests for public comment, proposed rules and final regulations to implement the requirements of the Dodd-Frank Act. The following items provide a brief description of the impact of the Dodd-Frank Act on the operations and activities, both currently and prospectively, of the Company and its subsidiaries.

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

•

The Bureau of Consumer Financial Protection. The Dodd-Frank Act creates a new, independent Bureau of Consumer Financial Protection (or the Bureau) within the Federal Reserve that is tasked with establishing and implementing rules and regulations under certain federal consumer protection laws. These consumer protection laws govern the manner in which we offer many of our financial products and services. On July 21, 2011, the rulemaking and certain enforcement authority for enumerated federal consumer financial protection laws was transferred to the Bureau. As a result of this transfer, the Bureau now has significant interpretive and enforcement authority with respect to many of the federal laws and regulations under which we operate. In accordance with this authority, the Bureau has officially transferred many of the regulations formerly maintained by the Federal Reserve and the U.S. Department of Housing and Urban Development, to a new chapter of Title 12 of the Code of Federal Regulations maintained by the Bureau, many of which deal with consumer credit, account disclosures and residential mortgage lending. Although the Bureau did not make significant or substantive changes to the rules during this transfer, it now has authority to promulgate guidance and interpretations of these rules and regulations in a manner that could differ from prior interpretations from other federal regulatory bodies.

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

Additional regulations called for in the Dodd-Frank Act, including regulations dealing with the risk retention requirements for assets transferred in a securitization and implementing restrictions on a banking organization’s proprietary trading and sponsorship or ownership of private equity funds or hedge funds are still being finalized. Although the Dodd-Frank Act contains some specific timelines for the Federal regulatory agencies to follow, in some instances the agencies have been unable to meet these deadlines and it remains unclear when implementing rules will be proposed and finalized. We continue to monitor the rulemaking process and, while our current assessment is that the Dodd-Frank Act and the implementing regulations will not have a materially greater effect on the Company than the rest of the industry, given the uncertainty associated with the manner in which the provisions of the Dodd-Frank Act will be implemented, the full extent of the impact such requirements will have on our operations is unclear. The changes resulting from the Dodd-Frank Act may impact the profitability of our business activities, require changes to certain of our business practices, impose upon us more stringent capital, liquidity and leverage requirements or otherwise adversely affect our business. These changes may also require us to invest significant management attention and resources to evaluate and make any changes necessary to comply with new statutory and regulatory requirements or limit our growth or expansionary activities. Failure to comply with the new requirements would negatively impact our results of operations and financial condition. While we cannot predict what effect any presently contemplated or future changes in the laws or regulations or their interpretations would have on us, these changes could be materially adverse to our investors.

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

During 2008, in addition to two private offerings raising a total of approximately $80 million in capital, the Company also took advantage of TARP Capital Purchase Program or the CPP to raise $140 million of new capital and strengthen its balance sheet.

The Small Business Lending Fund, or SBLF, is a dedicated investment fund that encourages lending to small businesses by providing capital to qualified community banks, with assets of less than $10 billion. Enacted into law as part of the Small Business Jobs Act of 2010, under the SBLF, Treasury makes a capital investment into community banks the dividend payment on which is adjusted depending on the growth in the bank’s qualifying small business lending. On September 27, 2011, as part of the SBLF program, the Company sold $141 million of Non-Cumulative Perpetual Preferred Stock, Series B, to the Secretary of the Treasury, and used approximately $140.8 million of these proceeds to redeem the 140,000 shares of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A, issued in 2008 to the Treasury under the CPP, plus the accrued and unpaid dividends owed. As a result of its redemption of the CPP preferred stock, the Company is no longer subject to the limits on executive compensation and other restrictions stipulated under CPP. The Company will be subject to all terms, conditions and other requirements for participation in SBLF for as long as any SBLF Preferred Stock remains outstanding.

The Company’s Bank of Nevada subsidiary has been placed under informal supervisory oversight by banking regulators in the form of a memorandum of understanding. The oversight requires enhanced supervision by the Board of Directors of the bank, and the adoption or revision of written plans and/or policies addressing such matters as asset quality, credit underwriting and administration, the allowance for loan and lease losses, loan and investment portfolio risks, and loan concentrations. The bank is also prohibited from paying dividends or making other distributions to the Company without prior regulatory approval and is required to maintain higher levels of Tier 1 capital than otherwise would be required to be considered well-capitalized under federal capital guidelines. In addition, the bank is required to provide regulators with prior notice of certain management and director changes and, in certain cases, to obtain their non-objection before engaging in a transaction that would materially change its balance sheet composition. The Company believes Bank of Nevada is in full compliance with the requirements of the applicable memorandum of understanding.

Supervision and Regulation

The Company and its subsidiaries are extensively regulated and supervised under both Federal and State laws. A summary description of the laws and regulations which relate to the Company’s operations are discussed beginning on page 56.

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

Investing in our common stock involves various risks, many which are specific to the Company. Several of these risks and uncertainties, are discussed below and elsewhere in this report. This listing should not be considered as all-inclusive. These factors represent risks and uncertainties that could have a material adverse effect on our business, results of operations and financial condition. Other risks that we do not know about now, or that we do not believe are significant, could negatively impact our business or the trading price of our securities. In addition to common business risks such as theft, loss of market share and disasters, the Company is subject to special types of risk due to the nature of its business. See additional discussions about credit, interest rate, market and litigation risks in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of this report beginning on page 28 and additional information regarding legislative and regulatory risks in the “Supervision and Regulation” section beginning on page 56.

Risks Relating to Our Business

Our financial performance may be adversely affected by conditions in the financial markets and economic conditions generally

Our financial performance generally, and in particular the ability of borrowers to pay interest on and repay principal of outstanding loans and the value of collateral securing those loans, is highly dependent upon the business environment in the markets where we operate and in the United States as a whole. A favorable business environment is generally characterized by, among other factors, economic growth, efficient capital markets, low inflation, high business and investor confidence, and strong business earnings. Unfavorable or uncertain economic and market conditions can be caused by declines in economic growth, business activity or investor or business confidence, limitations on the availability or increases in the cost of credit and capital, increases in inflation or interest rates, natural disasters, terrorist attacks, or a combination of these or other factors.

Since mid-2007, the financial services industry and the securities markets generally have been materially and adversely affected by significant declines in the values of nearly all asset classes and by a serious lack of liquidity. The global markets have been characterized by substantially increased volatility and an overall loss of investor confidence. Market conditions have led to the failure or merger of a number of prominent financial institutions. Financial institution failures or near-failures have resulted in further losses as a consequence of defaults on securities issued by them and defaults under contracts entered into with such entities as counterparties. Furthermore, declining asset values, defaults on mortgages and consumer loans, and the lack of market and investor confidence, as well as other factors, have all combined to increase credit default swap spreads and to cause rating agencies to lower credit ratings. Despite recent stabilization in asset prices, and economic performance, and historically low Federal Reserve borrowing rates, there remains a risk of continued asset and economic deterioration, which may increase the cost and decrease the availability of liquidity. Additionally, some banks and other lenders have suffered significant losses and they have become reluctant to lend, even on a secured basis, because of capital limitations, potentially increased risks of default and the impact of declining asset values on collateral. The foregoing has significantly weakened the strength and liquidity of some financial institutions worldwide.

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

The Company is highly dependent on real estate and events that negatively impact the real estate market will hurt our business and earnings

The Company is located in areas in which economic growth is largely dependent on the real estate market, and a substantial majority of our loan portfolio is secured by or otherwise dependent on real estate. Until recently, real estate values have been declining in our markets, in some cases in a material and even dramatic fashion, which affects collateral values and has resulted in increased provisions for credit losses. We expect the weakness in these portions of our loan portfolio may continue through 2013. Accordingly, it is anticipated that our nonperforming asset and charge-off levels will remain elevated.

Further, the effects of recent mortgage market challenges, combined with the decreases in residential real estate market prices and demand, could result in further price reductions in home values, adversely affecting the value of collateral securing the residential real estate and construction loans that we hold, as well as loan originations and gains on sale of real estate and construction loans. A further decline in real estate activity would likely cause a further decline in asset and deposit growth and further negatively impact our earnings and financial condition.

The Company’s high concentration of commercial real estate, construction and land development and commercial and industrial loans expose us to increased lending risks

Commercial real estate, construction and land development and commercial and industrial loans, comprised approximately 87% of our total loan portfolio as of December 31, 2012, and expose the Company to a greater risk of loss than residential real estate and consumer loans, which comprised a smaller percentage of the total loan portfolio at December 31, 2012. Commercial real estate and land development loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to residential loans. Consequently, an adverse development with respect to one commercial loan or one credit relationship exposes us to a significantly greater risk of loss compared to an adverse development with respect to one residential mortgage loan. In addition, these real estate construction, acquisition and development loans have certain risks that are not present in other types of loans. The primary credit risks associated with real estate construction, acquisition and development loans are underwriting, project risks and market risks. Project risks include cost overruns, borrower credit risk, project completion risk, general contractor credit risk and environmental and other hazard risks. Market risks are risks associated with the sale of the completed residential and commercial units. They include affordability risk, which means the risk that borrowers cannot obtain affordable financing, product design risk, and risks posed by competing projects. Real estate construction, acquisition and development loans also involve additional risks because funds are advanced upon the security of the project, which is of uncertain value prior to its completion, and costs may exceed realizable values in declining real estate markets.

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

At December 31, 2012, our allowance for credit losses was $95.4 million. Deterioration in the real estate market and/or general economic conditions could affect the ability of our loan customers to service their debt, which could result in additional loan provisions and subsequent increases in our allowance for credit losses in the future. Any increases in the provision or allowance for credit losses will result in a decrease in our net income and, potentially, capital, and may have a material adverse effect on our financial condition and results of operations. Moreover, because future events are uncertain and because we may not successfully identify all deteriorating loans in a timely manner, there may be loans that deteriorate in an accelerated time frame. If actual credit losses materially exceed our allowance for credit losses, we may be required to raise additional capital, which may not be available to us on acceptable terms or at all. Our inability to raise additional capital on acceptable terms when needed could materially and adversely affect our financial condition, results of operations and capital.

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

We could be required to revalue our deferred tax assets if stock transactions result in limitations on the deductibility of our net operating losses or loan losses

Our deferred tax assets consist largely of net operating losses carryovers, loan loss allowances, and capital loss carryovers. The availability of net operating loss carryovers, and loan losses and capital loss carryovers to offset future taxable income would be limited if we were to undergo an “ownership change” as described in Section 382 of the Internal Revenue Code. Our Amended and Restated By-laws, as amended and our Second Amended and Restated Articles of Incorporation, as amended to prohibit certain acquisitions of the Company’s common stock which are intended to protect the Company’s ability to use certain tax assets, such as net operating loss carryovers, capital loss carryovers and certain built-in losses, by preventing stock transactions that would result in an “ownership change” (any such restrictions would most likely affect 5% stockholders or those persons who would seek to acquire 5% of our stock).

Notwithstanding such restrictions there can be no assurance that such restrictions will prevent all acquisitions that could result in an “ownership change” or will be upheld if challenged, or that the restrictions and any remedies or cures for violations would be respected by taxing or other authorities. Further, because such restrictions restrict a stockholder’s ability to acquire, directly or indirectly, additional shares of common stock in excess of the specified limitations, and may limit a stockholder’s ability to dispose of common stock by reducing the universe of potential acquirers for such common stock, and because a stockholder’s ownership of common stock may become subject to such restrictions upon actions taken by persons related to, or affiliated with, such stockholder, the restrictions could adversely affect the marketability and market price for our stock.

The recent downgrade of the U.S. government’s sovereign credit rating, any similar rating agency action in the future, the ongoing debt crisis in Europe and the downgrade of the sovereign credit ratings of several European nations could negatively impact our business, financial condition and results of operations

Standard & Poor’s Rating Services downgraded the U.S. government’s AAA sovereign credit rating to AA+ with a negative outlook in August 2011 and affirmed its AA+ rating following the announcement of a Congressional Committee on November 23, 2011 that it had failed to achieve its stated purpose of $1.2 trillion in deficit reduction. Moody’s Investors Services likewise changed its U.S. government rating outlook to negative on August 2, 2011, also reaffirmed its rating following the Congressional committee’s announcement. On November 22, 2011, Fitch Ratings stated that the failure of the committee to reach an agreement would likely cause it to change its outlook on U.S. government debt to negative. Further, on November 28, 2011, Fitch stated that a downgrade of the U.S. sovereign credit rating would occur without a credible plan in place by 2013 to reduce the U.S. government deficit. Since then, no such plan has been agreed to. The impact of any additional downgrades to the U.S. government’s sovereign credit rating by any of these rating agencies, as well as the perceived creditworthiness of U.S. government-related obligations, is inherently unpredictable and could adversely affect the U.S. and global financial markets and economic conditions and have a material adverse effect on our business, financial condition and results of operation.

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

From time to time, the Company has been dependent on borrowings from the FHLB and the FRB, and there can be no assurance these programs will be available as needed

As of December 31, 2012, the Company has borrowings from the FHLB of San Francisco of $120.0 million and no borrowings from the FRB. The Company in the recent past has been reliant on such borrowings to satisfy its liquidity needs. The Company’s borrowing capacity is generally dependent on the value of the Company’s collateral pledged to these entities. These lenders could reduce the borrowing capacity of the Company or eliminate certain types of collateral and could otherwise modify or even terminate its loan programs. Any change or termination would have an adverse affect on the Company’s liquidity and profitability.

A decline in the Company’s stock price or expected future cash flows, or a material adverse change in our results of operations or prospects, could result in further impairment of our goodwill

Since January 1, 2008, we have written off $191.2 million in goodwill. A further significant and sustained decline in our stock price and market capitalization, a significant decline in our expected future cash flows, a significant adverse change in the business climate or slower growth rates could result in additional impairment of our goodwill. If we were to conclude that a future write-down of our goodwill is necessary, then we would record the appropriate charge, which could be materially adverse to our operating results and financial position. For further discussion, see Note 7, “Goodwill and Other Intangible Assets” in the notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K.

A reduction in the Company’s credit rating could increase the cost of funding from the capital markets

Market participant’s regularly evaluate the credit ratings of the Company and it’s long-term debt based on a number of factors, including our financial strength as well as factors not entirely within our control, including conditions affecting the financial services industry generally. In light of the difficulties in the financial services industry and the real estate and financial markets, there can be no assurance that we will not be subject to credit downgrades. Credit ratings measure a company’s ability to repay its obligations and directly affect the cost and availability to that company of unsecured financing. Downgrades could adversely affect the cost and other terms upon which we are able to obtain funding and increase our cost of capital.

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

The Company may not be able to keep pace with its growth by improving its controls and processes, or its reporting systems and procedures, which could cause it to experience compliance and operational problems or incur additional expenditures beyond current projections, any one of which could adversely affect our financial results

The Company’s future success will depend on the ability of officers and other key employees to continue to implement and improve operational, credit, financial, management and other internal risk controls and processes, and improve reporting systems and procedures, while at the same time maintaining and growing existing businesses and client relationships. We may not successfully implement such improvements in an efficient or timely manner and may discover deficiencies in existing systems and controls, which grow our existing businesses and client relationships and could require us to incur additional expenditures to expand our administrative and operational infrastructure. If we are unable to improve our controls and processes, or our reporting systems and procedures, we may experience compliance and operational problems or incur additional expenditures beyond current projections, any one of which could adversely affect our financial results.

The Company’s future success will depend on our ability to compete effectively in a highly competitive market

The Company faces substantial competition in all phases of our operations from a variety of different competitors. Our competitors, including large commercial banks, community banks, thrift institutions, mutual savings banks, credit unions, consumer finance companies, insurance companies, securities dealers, brokers, mortgage bankers, investment advisors, money market mutual funds and other financial institutions, compete with lending and deposit-gathering services offered by us. Increased competition in our markets may result in reduced loans and deposits.

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

The business may be adversely affected by internet fraud

The Company is inherently exposed to many types of operational risk, including those caused by the use of computer, internet and telecommunications systems. These risks may manifest themselves in the form of fraud by employees, by customers, other outside entities targeting us and/or our customers that use our internet banking, electronic banking or some other form of our telecommunications systems. Although we devote substantial resources to maintaining secure systems and to preventing such incidents, given the growing use of electronic, internet-based, and networked systems to conduct business directly or indirectly with our clients, certain fraud losses may not be avoidable regardless of the preventative and detection systems in place.

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

We also face the risk of operational disruption, failure, termination or capacity constraints of any of the third parties that facilitate our business activities, including exchanges, clearing agents, clearing houses or other financial intermediaries. Such parties could also be the source of an attack on, or breach of, our operational systems, data or infrastructure. In addition, we may be at risk of an operational failure with respect to our clients’ systems. Our risk and exposure to these matters remains heightened because of, among other things, the evolving nature of these threats, the outsourcing of some of our business operations, and the continued uncertain global economic environment. As cyber threats continue to evolve, we may be required to expend significant additional resources to continue to modify or enhance our protective measures or to investigate and remediate any information security vulnerabilities.

We maintain an insurance policy which we believe provides reasonable coverage at a manageable expense for an institution of our size and scope with similar technological systems. However, we cannot assure that this policy will afford coverage for all possible losses or would be sufficient to cover all financial losses, damages, penalties, including lost revenues, should we experience any one or more of our or a third party’s systems failing or experiencing attack.

Risks Related to the Banking Industry

We operate in a highly regulated environment and the laws and regulations that govern our operations, corporate governance, executive compensation and accounting principles, or changes in them, or our failure to comply with them, may adversely affect us

The Company is subject to extensive regulation, supervision, and legislation that governs almost all aspects of our operations. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Supervision and Regulation” included in this Annual Report on Form 10-K. Intended to protect customers, depositors and the FDIC’s Deposit Insurance Fund or DIF, these laws and regulations, among other matters, prescribe minimum capital requirements, impose limitations on the business activities in which we can engage, limit the dividends or distributions that our banking subsidiaries can pay to the company or the company can pay to its shareholders, restrict the ability of affiliates to guarantee the company’s debt, impose certain specific accounting requirements on us that may be more restrictive and may result in greater or earlier charges to earnings or reductions in our capital than generally accepted accounting principles, among other things. Compliance with laws and regulations can be difficult and costly, and changes to laws and regulations often impose significant additional compliance costs. Further, an alleged failure by us to comply with these laws and regulations, even if we acted in good faith or the alleged failure reflects a difference in interpretation, could subject the Company to additional restrictions on its business activities (including mergers, acquisitions and new branches), fines and other penalties, any of which could adversely affect our results of operations, capital base and the price of our securities.

On July 21, 2010, President Obama signed the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, into law. The Dodd-Frank Act has had, and will continue to have, a broad impact on the financial services industry, including significant regulatory and compliance changes. Several of the requirements called for in the Dodd-Frank Act are in the process of being implemented by regulations issued by the SEC and Federal banking agencies, such as the FDIC and Federal Reserve, and the precise date on which compliance with various provisions will be required is not known. Given the uncertainty associated with the manner in which the provisions of the Dodd-Frank Act will be implemented by the various regulatory agencies and through regulations, the full extent of the impact such requirements will have on our operations is unclear. The changes resulting from the Dodd-Frank Act may impact the profitability of our business activities, require changes to certain of our business practices, impose upon us more stringent capital, liquidity and leverage requirements or otherwise adversely affect our business. In particular, the potential impact of the Dodd-Frank Act on our operations and activities, both currently and prospectively, may include, among others:

•	a reduction in our ability to generate or originate revenue-producing assets as a result of compliance with heightened capital standards;

•	an increased cost of operations due to greater regulatory oversight, supervision and examination of banks and bank holding companies, and higher deposit insurance premiums;

•	the limitation on our ability to raise qualifying regulatory capital through the use of trust preferred securities as these securities may no longer be included in Tier 1 capital going forward; and

•	the limitations on our ability to offer certain consumer products and services due to anticipated stricter consumer protection laws and regulations.

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

•

Changes to the assessment base used by the FDIC to assess insurance premiums from insured depository institutions and increases to the minimum reserve ratio for the DIF, from 1.15% to not less than 1.35%, with provisions to require institutions with total consolidated assets of $10 billion or more to bear a greater portion of the costs associated with increasing the DIF’s reserve ratio;

•	Repeal of the federal prohibitions on the payment of interest on demand deposits, thereby permitting depository institutions to pay interest on business transaction and other accounts;

•

Establishment of the Bureau of Consumer Financial Protection with broad authority to implement new consumer protection regulations and, for bank holding companies with $10 billion or more in assets, to examine and enforce compliance with federal consumer laws;

•	Implementation of risk retention rules for loans (excluding qualified residential mortgages) that are sold by a bank; and

•	Amendment of the Electronic Fund Transfer Act to, among other things, give the Federal Reserve the authority to issue rules have limiting debit-card interchange fees.

In addition, under section 343 of the Dodd-Frank Act, deposits held in noninterest-bearing transaction accounts at our bank subsidiaries were fully insured by the FDIC regardless of the balance in the account through December 31, 2012. This unlimited coverage was available to all depositors and was separate from, and in addition to, the insurance coverage provided for a depositor’s other accounts held at our banks. However, the scheduled expiration of this unlimited deposit insurance occurred on January 1, 2013 which may result in a loss of deposits at our banks and could have an adverse effect on our business and financial condition.

Further, we may be required to invest significant management attention and resources to evaluate and make any changes necessary to comply with new statutory and regulatory requirements under the Dodd-Frank Act as we continue to grow and approach $10 billion in total assets, which could include limiting our growth or expansion activities. Failure to comply with the new requirements may negatively impact our results of operations and financial condition. While we cannot predict what effect any presently contemplated or future changes in the laws or regulations or their interpretations would have on us, these changes could be materially adverse to our investors.

State and federal banking agencies periodically conduct examinations of our business, including for compliance with laws and regulations, and our failure to comply with any supervisory actions to which we are or become subject as a result of such examinations may adversely affect us

State and federal banking agencies periodically conduct examinations of our business, including for compliance with laws and regulations. If, as a result of an examination, the FDIC or Federal Reserve were to determine that the financial condition, capital resources, asset quality, earnings prospects, management, liquidity or other aspects of any of the banks’ operations had become unsatisfactory, or that any of the banks or their management was in violation of any law or regulation, the FDIC or Federal Reserve may take a number of different remedial or enforcement actions it deems appropriate to remedy such a deficiency. These actions include the power to enjoin “unsafe or unsound” practices, to require affirmative actions to correct any conditions resulting from any violation or practice, to issue an administrative order that can be judicially enforced, to direct an increase in the bank’s capital, to restrict the bank’s growth, to assess civil monetary penalties against the bank’s officers or directors, to remove officers and directors and, if the FDIC concludes that such conditions cannot be corrected or there is an imminent risk of loss to depositors, to terminate the bank’s deposit insurance. Under Nevada, Arizona and California law, the respective state banking supervisory authority has many of the same enforcement powers with respect to its state-chartered banks.

Bank of Nevada has been placed under informal supervisory oversight by banking regulators in the form of a memorandum of understanding. The oversight requires enhanced supervision by the Board of Directors of the bank, and the adoption or revision of written plans and/or policies addressing such matters as asset quality, credit underwriting and administration, the allowance for loan and lease losses, loan and investment portfolio risks, and loan concentrations. The bank is also prohibited from paying dividends or making other distributions to the Company without prior regulatory approval and is required to maintain higher levels of Tier 1 capital than otherwise would be required to be considered well-capitalized under federal capital guidelines. In addition, the Bank of Nevada is required to provide regulators with prior notice of certain management and director changes and, in certain cases, to obtain their non-objection before engaging in a transaction that would materially change its balance sheet composition.

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

Changes in interest rates and increased rate competition could adversely affect our profitability, business and prospects

Most of the Company’s assets and liabilities are monetary in nature, which subjects us to significant risks from changes in interest rates and can impact our net income and the valuation of our assets and liabilities. Increases or decreases in prevailing interest rates could have an adverse effect on our business, asset quality and prospects. The Company’s operating income and net income depend to a great extent on our net interest margin. Net interest margin is the difference between the interest yields we receive on loans, securities and other earning assets and the interest rates we pay on interest bearing deposits, borrowings and other liabilities. These rates are highly sensitive to many factors beyond our control, including competition, general economic conditions and monetary and fiscal policies of various governmental and regulatory authorities, including the Federal Reserve. If the rate of interest we pay on our interest bearing deposits, borrowings and other liabilities increases more than the rate of interest we receive on loans, securities and other earning assets increases, our net interest income, and therefore our earnings, would be adversely affected. The Company’s earnings also could be adversely affected if the rates on our loans and other investments fall more quickly than those on our deposits and other liabilities. We have recently experienced increased competition for loans on the basis of interest rates.

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

The Company is exposed to risk of environmental liabilities with respect to properties to which we obtain title

Approximately 65% of the Company’s loan portfolio at December 31, 2012 was secured by real estate. In the course of our business, the Company may foreclose and take title to real estate, and could be subject to environmental liabilities with respect to these properties. We may be held liable to a governmental entity or to third parties for property damage, personal injury, investigation and clean-up costs incurred by these parties in connection with environmental contamination, or may be required to investigate or clean up hazardous or toxic substances, or chemical releases at a property. The costs associated with investigation or remediation activities could be substantial. In addition, if we are the owner or former owner of a contaminated site, we may be subject to common law claims by third parties based on damages and costs resulting from environmental contamination emanating from the property. These costs and claims could adversely affect our business and prospects.

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

At December 31, 2012, the Company and Western Alliance Bank are headquartered at One E. Washington Street in Phoenix, Arizona. In addition, the Company occupies a leased 7,000 square foot service center in San Diego, California and owns a 36,000 square foot operations facility in Las Vegas, Nevada. The Company also has 6 executive and administrative facilities, 3 of which are owned, located in Las Vegas, Nevada, San Diego, California, Oakland, California, Phoenix, Arizona, Wilmington, Delaware and Reno, Nevada.

At December 31, 2012, the Company operated 40 domestic branch locations, of which 18 are owned and 22 are on leased premises. See Item 1 “Business” for location cities on page 3. For information regarding rental payments, see Note 5, “Premises and Equipment” of the Consolidated Financial Statements.

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

As previously disclosed, one of the Company’s banking subsidiaries, Bank of Nevada, continues to operate under informal supervisory oversight by banking regulators in the form of a memorandum of understanding. The memorandum requires enhanced management of such matters as asset quality, credit administration, repossessed property, and information technology. The bank is prohibited from paying dividends or making other distributions to the Company without prior regulatory approval and is required to maintain higher levels of Tier 1 capital than otherwise would be required to be considered well-capitalized under federal capital guidelines. In addition, the bank is required to obtain prior regulatory approval of certain severance and similar payments to institution affiliated parties, and to provide regulators with prior notice of certain management and director changes. The Company believes Bank of Nevada is in full compliance with the requirements of the memorandum of understanding.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The Company’s common stock began trading on the New York Stock Exchange under the symbol “WAL” on June 30, 2005. The Company has filed, without qualifications, its 2012 Domestic Company section 303A CEO certification regarding its compliance with the NYSE’s corporate governance listing standards. The following table presents the high and low sales prices of the Company’s common stock for each quarterly period for the last two years as reported by The NASDAQ Global Select Market:

	2012 Quarters				2011 Quarters
	Fourth	Third	Second	First	Fourth	Third	Second	First
Range of stock prices:
High	$10.99	$10.43	$9.40	$9.20	$6.87	$7.60	$8.33	$8.45
Low	9.28	8.82	8.00	6.32	4.99	4.44	6.47	6.77

Holders

At December 31, 2012, there were approximately 1,164 stockholders of record. This number excludes an estimate for the number of stockholders whose shares are held in the name of brokerage firms or other financial institutions. The Company is not provided the exact number of or identities of these stockholders. There are no other classes of common equity outstanding.

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

Sale of Unregistered Securities

None

Share Repurchases

There were no shares repurchased during 2012 or 2011.

Performance Graph

The following graph summarizes a five year comparison of the cumulative total returns for the Company’s common stock, the Standard & Poor’s 500 stock index and the KBW Regional Banking Index, each of which assumes an initial value of $100.00 on December 31, 2007 and reinvestment of dividends.

The information under the caption “Equity Compensation Plans” in our definitive proxy statement to be filed with the SEC is incorporated by reference into this Item 5.

ITEM 6.	SELECTED FINANCIAL DATA

The following selected financial data have been derived from the Company’s consolidated financial condition and results of operations, as of and for the years ended December 31, 2012, 2011, 2010, 2009 and 2008, and should be read in conjunction with the consolidated financial statements and the related notes included elsewhere in this report:

	Year Ended December 31,
	2012	2011	2010	2009	2008
	(in thousands, except per share data)
Results of Operations:
Interest income	$318,295	$296,591	$281,813	$276,023	$295,591
Interest expense	28,032	38,923	49,260	73,734	100,683

Net interest income	290,263	257,668	232,553	202,289	194,908
Provision for credit losses	46,844	46,188	93,211	149,099	68,189

Net interest income after provision for credit losses	243,419	211,480	139,342	53,190	126,719
Non-interest income	44,726	34,457	46,836	4,435	(117,258)
Non-interest expense	188,860	195,598	196,758	242,977	288,967

Income (loss) from continuing operations before taxes	99,285	50,339	(10,580)	(185,352)	(279,506)
Income tax provision (benefit)	23,961	16,849	(6,410)	(38,453)	(49,496)

Income (loss) from continuing operations	75,324	33,490	(4,170)	(146,899)	(230,010)
Loss from discontinued operations, net of tax benefit	(2,490)	(1,996)	(3,025)	(4,507)	(6,450)

Net income (loss)	$72,834	$31,494	$(7,195)	$(151,406)	$(236,460)

	Year Ended December 31,
	2012	2011	2010	2009	2008
	(in thousands, except per share data)
Per Share Data:
Income (loss) per share—basic	$0.84	$0.19	$(0.23)	$(2.74)	$(7.27)
Income (loss) per share—diluted	$0.83	$0.19	$(0.23)	$(2.74)	$(7.27)
Income (loss) per share from continuing operations—basic	$0.87	$0.21	$(0.19)	$(2.66)	$(7.08)
Income (loss) per share from continuing operations—diluted	$0.86	$0.21	$(0.19)	$(2.66)	$(7.08)
Book value per common share	$7.15	$6.02	$5.77	$6.18	$9.59
Shares outstanding at period end	86,465	82,362	81,669	72,504	38,601
Weighted average shares outstanding—basic	82,285	80,909	75,083	58,836	32,652
Weighted average shares outstanding—diluted	82,912	81,183	75,083	58,836	32,652
Selected Balance Sheet Data:
Cash and cash equivalents	$204,625	$154,995	$216,746	$396,830	$139,954
Investments and other	$1,236,648	$1,490,501	$1,273,098	$864,779	$565,377
Gross loans, including net deferred loan fees	$5,709,318	$4,780,069	$4,240,542	$4,079,638	$4,095,711
Allowance for loan losses	$95,427	$99,170	$110,699	$108,623	$74,827
Assets	$7,622,637	$6,844,541	$6,193,883	$5,753,279	$5,242,761
Deposits	$6,455,177	$5,658,512	$5,338,441	$4,722,102	$3,652,266
Other borrowings	$193,717	$353,321	$75,000	$—	$—
Junior subordinated and subordinated debt	$36,218	$36,985	$43,034	$102,438	$103,038
Stockholders’ equity	$759,616	$636,683	$602,174	$575,725	$495,497
Selected Other Balance Sheet Data:
Average assets	$7,193,425	$6,486,396	$6,030,609	$5,575,025	$5,198,237
Average earning assets	$6,685,107	$5,964,056	$5,526,521	$5,125,574	$4,600,466
Average stockholders’ equity	$691,004	$631,361	$601,412	$586,171	$512,872
Selected Financial and Liquidity Ratios:
Return on average assets	1.01%	0.49%	(0.12)%	(2.72)%	(4.55)%
Return on average stockholders’ equity	10.54%	4.99%	(1.20)%	(25.83)%	(46.11)%
Net interest margin	4.49%	4.37%	4.23%	3.97%	4.28%
Loan to deposit ratio	88.45%	84.48%	79.43%	86.39%	112.14%
Capital Ratios:
Leverage ratio	10.1%	9.8%	9.5%	9.5%	8.9%
Tier 1 risk-based capital ratio	11.3%	11.3%	12.0%	11.8%	9.8%
Total risk-based capital ratio	12.6%	12.6%	13.2%	14.4%	12.3%
Average equity to average assets	9.6%	9.7%	10.0%	10.5%	9.9%
Selected Asset Quality Ratios:
Nonaccrual loans to gross loans	1.83%	1.89%	2.76%	3.77%	1.44%
Nonaccrual loans and repossessed assets to total assets	2.39%	2.62%	3.63%	4.12%	1.40%
Loans past due 90 days or more and still accruing to total loans	0.02%	0.05%	0.03%	0.14%	0.30%
Allowance for credit losses to total loans	1.67%	2.07%	2.61%	2.66%	1.83%
Allowance for credit losses to nonaccrual loans	91.13%	109.71%	94.62%	70.67%	128.34%
Net charge-offs to average loans	0.99%	1.32%	2.22%	2.86%	1.10%

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Financial Result Highlights of 2012

Net income available to common stockholders for the Company of $69.0 million, or $0.83 per diluted share for 2012, compared to $15.3 million, or $0.19 per diluted share for 2011.

The significant factors impacting earnings of the Company during 2012 were:

•

All bank subsidiaries increased net income in 2012 over 2011. Bank of Nevada reported net income of $18.1 million compared to $7.5 million in 2011. Western Alliance Bank reported net income of $36.8 million for 2012 compared to $19.8 million for 2011. The Torrey Pines Bank Segment (which excludes discontinued operation), reported net income of $22.7 million for 2012 compared to $19.5 million for 2011.

•

During 2012, the Company improved its net interest margin to 4.49% from 4.37% and its net interest spread to 4.31% from 4.12%. The increase is attributed to the reduction in the cost of interest bearing liabilities, primarily deposits, at a faster rate than the reduction on earning asset yields from 0.90% to 0.60%. The Company has continued to report consecutive quarters of increases in net interest income.

•	The Company experienced loan growth of $929.2 million to $5.71 billion at December 31, 2012 from $4.78 billion at December 31, 2011.

•	During 2012, the Company increased deposits by $796.7 million to $6.46 billion at December 31, 2012 from $5.66 billion at December 31, 2011.

•	Other assets acquired through foreclosure declined by $11.9 million to $77.2 million at December 31, 2012 from $89.1 million at December 31, 2011.

•

Provision expense for 2012 remained almost flat at $46.8 million compared to $46.2 million for 2011 as net charge-offs also declined by $7.1 million to $50.6 million in 2012 compared to $57.7 million in 2011.

•

Key asset quality ratios improved for 2012 compared to 2011. Nonaccrual loans and repossessed assets to total assets improved to 2.39% from 2.62% in 2011 and nonaccrual loans to gross loans improved to 1.83% at the end of 2012 compared to 1.89% at the end of 2011.

•	On October 17, 2012 the Company completed an acquisition of Western Liberty Bancorp (“WLBC”) and recognized a bargain purchase gain of $17.6 million.

The impact to the Company from these items, and others of both a positive and negative nature, will be discussed in more detail as they pertain to the Company’s overall comparative performance for the year ended December 31, 2012 throughout the analysis sections of this report.

Acquisition of Western Liberty Bancorp

On October 17, 2012, the Company acquired WLBC which included two wholly owned subsidiaries, Service1st Bank of Nevada and Las Vegas Sunset Properties. The Company subsequently merged Service1st Bank of Nevada into its wholly owned subsidiary, Bank of Nevada, effective October 19, 2012.

Under the terms of the merger, the Company exchanged either $4.02 for each Western Liberty share for cash or 0.4341 shares of the Company’s common stock for each Western Liberty share which resulted in payment of $27.5 million and 2,966,322 shares of the Company’s common stock.

The merger was undertaken because the purchase price of Western Liberty was at a significant discount to its tangible book value and was accretive to capital at close. Service1st combined with BON had approximately $3.09 billion of assets and $2.55 billion of deposits immediately following the merger and continues to operate as Bank of Nevada. Western Liberty’s results of operations have been included in the Company’s results beginning October 18, 2012. Acquisition related expenses of $2.4 million for the year ended December 31, 2012 have been included in non-interest expense. The acquisition was accounted for under the acquisition method of accounting in accordance with ASC 805, Business Combinations. The purchased assets and assumed liabilities were recorded at their respective acquisition date fair values, and identifiable intangible assets were recorded at fair value. A bargain purchase gain of $17.6 million resulted from the acquisition and is included as a component of noninterest income on the statement of income. The amount of gain is equal to the amount by which the fair value of net assets purchased exceeded the consideration paid. The statement of net assets acquired and the resulting bargain purchase gain are presented in the following table in thousands:

Recognized amounts of indentifiable assets acquired and liabilites assumed:

Assets:
Cash and cash equivalents	$76,692
Certificates of deposit	1,988
Investment securities	446
Loans	90,747
Federal Home Loan bank stock	493
Deferred tax assets	17,446
Premises and equipment	19
Other real estate owned	5,094
Identified intangible assets	1,578
Other assets	949

Total assets	195,452

Liabilities:
Deposits	117,191
Other liabilities	1,252

Total liabilities	118,443

Net assets acquired	77,009

Consideration paid	59,447

Bargain purchase gain	$17,562

Acquisition of Centennial Bank

On January 18, 2013, the Company’s Western Alliance Bank subsidiary executed a definitive agreement to acquire Centennial Bank, located in Fountain Valley, California, for $57.5 million in cash, distribution of specified loans and assumption of Centennial Bank’s transactional expenses up to $1.0 million. On February 12, 2013, the Company received bankruptcy court approval. Subject to regulatory approval, the transaction is expected to close in 2013. The Company expects the acquisition to be accretive to its earnings per share.

A summary of our results of operations and financial condition and select metrics is included in the following table:

	Year Ended December 31,
	2012	2011	2010
	(in thousands, except per share amounts)
Net income (loss) available to common stockholders	$69,041	$15,288	$(17,077)
Basic earnings (loss) per share	0.84	0.19	(0.23)
Diluted earnings (loss) per share	0.83	0.19	(0.23)
Total assets	$7,622,637	$6,844,541	$6,193,883
Gross loans	$5,709,318	$4,780,069	$4,240,542
Total deposits	$6,455,177	$5,658,512	$5,338,441
Net interest margin	4.49%	4.37%	4.23%
Return on average assets	1.01%	0.49%	(0.12)%
Return on average stockholders’ equity	10.54%	4.99%	(1.20)%

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

	Year Ended December 31,
	2012	2011	2010
		(in thousands)
Non-accrual loans	$104,716	$90,392	$116,999
Non-performing assets	267,960	294,568	342,808
Non-accrual loans to gross loans	1.83%	1.89%	2.76%
Net charge-offs to average loans	0.99%	1.32%	2.22%

Asset and Deposit Growth

The ability to originate new loans and attract new deposits is fundamental to the Company’s asset growth. The Company’s assets and liabilities are comprised primarily of loans and deposits. Total assets increased to $7.62 billion at December 31, 2012 from $6.84 billion at December 31, 2011. Total gross loans including net deferred fees and unearned income increased by $929.2 million, or 19.4%, to $5.71 billion as of December 31, 2012 compared to December 31, 2011. Total deposits increased $796.7 million, or 14.1%, to $6.46 billion as of December 31, 2012 from $5.66 billion as of December 31, 2011.

RESULTS OF OPERATONS

The following table sets forth a summary financial overview for the comparable years:

	Year Ended December 31,		Increase	Year Ended December 31,		Increase
	2012	2011	(Decrease)	2011	2010	(Decrease)
	(in thousands, except per share amounts)
Consolidated Statement of Operations Data:
Interest income	$318,295	$296,591	$21,704	$296,591	$281,813	$14,778
Interest expense	28,032	38,923	(10,891)	38,923	49,260	(10,337)

Net interest income	290,263	257,668	32,595	257,668	232,553	25,115
Provision for credit losses	46,844	46,188	656	46,188	93,211	(47,023)

Net interest income after provision for credit losses	243,419	211,480	31,939	211,480	139,342	72,138
Other non-interest income	44,726	34,457	10,269	34,457	46,836	(12,379)
Non-interest expense	188,860	195,598	(6,738)	195,598	196,758	(1,160)

Net (loss) from continuing operations before income taxes	99,285	50,339	48,946	50,339	(10,580)	60,919
Income tax provision (benefit)	23,961	16,849	7,112	16,849	(6,410)	23,259

Income (loss) from continuing operations	75,324	33,490	41,834	33,490	(4,170)	37,660
Loss from discontinued operations, net of tax benefit	(2,490)	(1,996)	(494)	(1,996)	(3,025)	1,029

Net income (loss)	$72,834	$31,494	$41,340	$31,494	$(7,195)	$38,689

Net income (loss) available to common stockholders	$69,041	$15,288	$53,753	$15,288	$(17,077)	$32,365

Income (loss) per share—basic	$0.84	$0.19	$0.65	$0.19	$(0.23)	$0.42

Income (loss) per share—diluted	$0.83	$0.19	$0.64	$0.19	$(0.23)	$0.42

Net Interest Margin

The net interest margin is reported on a tax equivalent basis (“TEB”). A tax equivalent adjustment is added to reflect interest earned on certain municipal securities and loans that are exempt from Federal income tax. The following tables set forth the average balances and interest income on a fully tax equivalent basis and interest expense for the years indicated:

	Year Ended December 31,
	2012			2011
	(dollars in thousands)
	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost
Interest-Earning Assets
Securities:
Taxable	$1,092,007	$23,518	2.15%	$1,178,765	$29,836	2.53%
Tax-exempt (1)	293,339	13,284	6.97%	128,336	4,583	5.92%

Total securities	1,385,346	36,802	3.17%	1,307,101	34,419	2.86%
Federal funds sold and other	636	2	0.31%	897	1	0.11%
Loans (1) (2) (3)	5,110,247	280,985	5.55%	4,373,454	261,443	5.98%
Short term investments	155,811	140	0.09%	246,963	629	0.25%
Restricted stock	33,067	366	1.11%	35,641	99	0.28%

Total earnings assets	6,685,107	318,295	4.91%	5,964,056	296,591	5.02%
Nonearning Assets
Cash and due from banks	116,948			119,499
Allowance for credit losses	(98,878)			(105,927)
Bank-owned life insurance	135,969			131,645
Other assets	354,279			377,123

Total assets	$7,193,425			$6,486,396

Interest-Bearing Liabilities
Sources of Funds
Interest-bearing deposits:
Interest checking	$515,322	$1,220	0.24%	$478,345	$1,759	0.37%
Savings and money market	2,371,473	8,088	0.34%	2,105,316	12,858	0.61%
Time deposits	1,359,538	7,486	0.55%	1,460,690	13,360	0.91%

Total interest-bearing deposits	4,246,333	16,794	0.40%	4,044,351	27,977	0.69%
Short-term borrowings	295,273	1,365	0.46%	161,618	714	0.44%
Long-term debt	73,738	7,945	10.77%	73,143	7,904	10.81%
Junior subordinated and subordinated debt	36,784	1,928	5.24%	41,256	2,328	5.64%

Total interest-bearing liabilities	4,652,128	28,032	0.60%	4,320,368	38,923	0.90%
Noninterest-Bearing Liabilities
Noninterest-bearing demand deposits	1,788,267			1,509,363
Other liabilities	62,026			25,304
Stockholders’ equity	691,004			631,361

Total Liabilities and Stockholders’ Equity	$7,193,425			$6,486,396

Net interest income and margin (4)		$290,263	4.49%		$257,668	4.37%

Net interest spread (5)			4.31%			4.12%

(1)	Yields on loans and securities have been adjusted to a tax equivalent basis. Interest income has not been adjusted to a tax equivalent basis. The tax-equivalent adjustments for 2012 and 2011 were $9,738 and $3,014, respectively.
(2)	Net loan fees of $7.6 million and $4.3 million are included in the yield computation for 2012 and 2011, respectively.
(3)	Includes nonaccrual loans.
(4)	Net interest margin is computed by dividing net interest income by total average earning assets.
(5)	Net interest spread represents average yield earned on interest-earning assets less the average rate paid on interest bearing liabilities.

	Year Ended December 31,
	2011			2010
	(dollars in thousands)
	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost
Interest-Earning Assets
Securities:
Taxable	$1,178,765	$29,836	2.53%	$869,027	$23,272	2.68%
Tax-exempt (1)	128,336	4,583	5.92%	46,171	1,481	5.73%

Total securities	1,307,101	34,419	2.86%	915,198	24,753	2.83%
Federal funds sold and other	897	1	0.11%	17,328	141	0.81%
Loans (1) (2) (3)	4,373,454	261,443	5.98%	4,105,022	255,626	6.23%
Short term investments	246,963	629	0.25%	448,815	1,130	0.25%
Restricted stock	35,641	99	0.28%	40,158	163	0.41%

Total earnings assets	5,964,056	296,591	5.02%	5,526,521	281,813	5.12%
Nonearning Assets
Cash and due from banks	119,499			116,588
Allowance for credit losses	(105,927)			(114,074)
Bank-owned life insurance	131,645			99,435
Other assets	377,123			402,139

Total assets	$6,486,396			$6,030,609

Interest-Bearing Liabilities
Sources of Funds
Interest-bearing deposits:
Interest checking	$478,345	$1,759	0.37%	$581,063	$2,898	0.50%
Savings and money market	2,105,316	12,858	0.61%	1,861,668	16,724	0.90%
Time deposits	1,460,690	13,360	0.91%	1,437,234	21,707	1.51%

Total interest-bearing deposits	4,044,351	27,977	0.69%	3,879,965	41,329	1.07%
Short-term borrowings	161,618	714	0.44%	131,878	1,506	1.14%
Long-term debt	73,143	7,904	10.81%	26,558	2,777	10.46%
Junior subordinated and subordinated debt	41,256	2,328	5.64%	62,342	3,648	5.85%

Total interest-bearing liabilities	4,320,368	38,923	0.90%	4,100,743	49,260	1.20%
Noninterest-Bearing Liabilities
Noninterest-bearing demand deposits	1,509,363			1,296,634
Other liabilities	25,304			31,820
Stockholders’ equity	631,361			601,412

Total Liabilities and Stockholders’ Equity	$6,486,396			$6,030,609

Net interest income and margin (4)		$257,668	4.37%		$232,553	4.23%

Net interest spread (5)			4.12%			3.92%

(1)	Yields on loans and securities have been adjusted to a tax equivalent basis. Interest income has not been adjusted to a tax equivalent basis. The tax-equivalent adjustments for 2011 and 2010 were $3,014 and $1,164, respectively.
(2)	Net loan fees of $4.3 million and $4.2 million are included in the yield computation for 2011 and 2010, respectively.
(3)	Includes nonaccrual loans.
(4)	Net interest margin is computed by dividing net interest income by total average earning assets.
(5)	Net interest spread

The table below sets forth the relative impact on net interest income of changes in the volume of earning assets and interest-bearing liabilities and changes in rates earned and paid by us on such assets and liabilities. For purposes of this table, nonaccrual loans have been included in the average loan balances.

	Year Ended December 31,			Year Ended December 31,
	2012 versus 2011			2011 versus 2010
	Increase (Decrease) Due to Changes in (1)(2)			Increase (Decrease) Due to Changes in (1)(2)
	Volume	Rate	Total	Volume	Rate	Total
	(in thousands)			(in thousands)
Interest on investment securities:
Taxable	$(1,868)	$(4,450)	$(6,318)	$7,840	$(1,276)	$6,564
Tax-exempt	7,472	1,229	8,701	2,934	168	3,102
Federal funds sold and other	(1)	2	1	(18)	(122)	(140)
Loans	40,512	(20,970)	19,542	16,047	(10,230)	5,817
Short term investments	(82)	(407)	(489)	(514)	13	(501)
Restricted stock	(28)	295	267	(13)	(51)	(64)

Total interest income	46,005	(24,301)	21,704	26,276	(11,498)	14,778
Interest expense:
Interest checking	88	(627)	(539)	(378)	(761)	(1,139)
Savings and money market	908	(5,678)	(4,770)	1,488	(5,354)	(3,866)
Time deposits	(557)	(5,317)	(5,874)	215	(8,562)	(8,347)
Short-term borrowings	618	33	651	131	(923)	(792)
Long-term debt	64	(23)	41	5,034	93	5,127
Junior subordinated debt	(234)	(166)	(400)	(1,190)	(130)	(1,320)

Total interest expense	887	(11,778)	(10,891)	5,300	(15,637)	(10,337)

Net increase	$45,118	$(12,523)	$32,595	$20,976	$4,139	$25,115

(1)	Changes due to both volume and rate have been allocated to volume changes.
(2)	Changes due to mark-to-market gains/losses under ASC 825 have been allocated to volume changes.

Comparison of interest income, interest expense and net interest margin

The Company’s primary source of revenue is interest income. Interest income for the year ended December 31, 2012 was $318.3 million, an increase of 7.3% when comparing interest income for the year ended December 31, 2011. This increase was primarily from interest income from loans and investment securities. Interest income from loans increased by $19.5 million for the twelve months ended December 31, 2012 compared to the twelve months ended December 31, 2011. Interest income from investment securities increased by $2.4 million for the twelve month period ended December 31, 2012 compared to December 31, 2011. Federal funds sold and other interest income declined by $0.2 million to $0.5 million from $0.7 million for the comparable twelve month periods. Despite the increased interest income, average yield on interest earning assets dropped 11 basis points for the year ended December 31, 2012 compared to 2011, primarily the result of decreased yields on loans of 43 basis points.

Interest expense for the year ended December 31, 2012 compared to 2011 decreased by 27.9% to $28.0 million from $38.9 million. This decline was primarily due to decreased average cost of deposits, which declined 29 basis points to 0.40% for the year ended December 31, 2012 compared to the same period in 2011. Interest paid on borrowings and other debt increased slightly for the year ended December 31, 2012 compared to 2011.

Net interest income was $290.3 million for the year ended December 31, 2012 compared to 2011, an increase of $32.6 million, or 11.2%. The increase in net interest income reflects a $721.1 million increase in average earning assets, offset by a $331.8 million increase in average interest bearing liabilities. The increased net interest margin of 12 basis points was mostly due to a decrease in our average cost of funds primarily as a result of downward repricing of deposits.

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

Provision for Credit Losses

The provision for credit losses in each period is reflected as a charge against earnings in that period. The provision is equal to the amount required to maintain the allowance for credit losses at a level that is adequate to absorb probable credit losses inherent in the loan portfolio. The provision for credit losses increased slightly by $0.7 million, to $46.8 million for the year ended December 31, 2012, compared with $46.2 million for the year ended December 31, 2011. The provision increase for the year ended December 31, 2012 compared to 2011, was due to provision for credit losses on commercial and industrial loans and construction and land development loans which were up by $20.5 million and $1.8 million, respectively, while provision for credit losses on commercial real estate, residential real estate loans and consumer loans decreased by $6.1 million, $14.2 million, and $1.3 million, respectively. The Company may establish an additional allowance for credit losses for the purchased credit impaired (“PCI”) loans through a charge to provision for loan losses when impairment is determined as a result of lower than expected cash flows. Since the acquisition of WLBC, the Company has not established an allowance for these PCI loans.

The provision for credit losses was $46.2 million for the year ended December 31, 2011 a decrease of $47.0 million compared with $93.2 million for the year ended December 31, 2010. The provision decreased primarily due to decreased net charge-offs and improvement in asset quality. Provision for credit losses related to commercial real estate, commercial and industrial, and construction and land development loans decreased by $27.6 million, $12.0 million and $8.7 million, respectively, for the twelve months ended December 31, 2011 compared to 2010. Provision for credit losses related to residential real estate and consumer loans increased by $1.1 million and $0.1 million, respectively, for the year ended December 31, 2011 compared to 2010.

Non-interest Income

The Company earned non-interest income primarily through fees related to services provided to loan and deposit customers, bank owned life insurance, investment advisory services, investment securities gains and impairment charges, mark to market gains and other.

The following tables present a summary of non-interest income for the periods presented:

	Year Ended December 31,
	2012	2011	Increase (Decrease)	2011	2010	Increase (Decrease)
	(in thousands)
Gain on sales of investment securities, net	$3,949	$4,798	$(849)	$4,798	$19,757	$(14,959)
Securities impairment charges, net	—	(226)	226	(226)	(1,186)	960
Unrealized gain (loss) on assets and liabilities measured at fair value, net	653	5,621	(4,968)	5,621	(369)	5,990
Service charges and fees	9,452	9,102	350	9,102	8,969	133
Income from bank owned life insurance	4,439	5,372	(933)	5,372	3,299	2,073
Other fee revenue	3,564	3,453	111	3,453	3,324	129
Investment advisory fees	2,119	2,537	(418)	2,537	4,003	(1,466)
Operating lease income	1,037	1,878	(841)	1,878	3,793	(1,915)
Amortization of affordable housing investments	(1,779)	—	(1,779)	—	—	—
Gain on extinguishment of debt	—	—	—	—	3,000	(3,000)
Bargain purchase gain from acquisition	17,562	—	17,562	—	—	—
Derivative losses, net	(196)	(238)	42	(238)	(269)	31
Other	3,926	2,160	1,766	2,160	2,515	(355)

Total non-interest income	$44,726	$34,457	$10,269	$34,457	$46,836	$(12,379)

Total non-interest income for the year ended December 31, 2012 compared to 2011 increased by $10.3 million, or 29.8%, primarily as a result of the $17.6 million bargain purchase gain on the acquisition of WLBC. Other income increased by $1.8 million mostly due to net gains from the sale of both Shine and MRA of $0.9 million and net gains from legal settlements of $0.9 million. Unrealized gain on assets and liabilities measured at fair value, net declined by $5.0 million due to the unrealized gain on the junior subordinated recorded in 2011 when credit spreads widened which did not happen in 2012. During 2012, the Company invested in affordable housing credits which resulted in $1.8 million amortization in 2012. The Company did not have these investments in 2011. During the twelve months ended December 31, 2012, the Company sold $220.9 million of investment securities for a net gain on security sales of $3.9 million compared to $504.1 million of investment securities sales as of December 31, 2011 for net gains on sales of $4.8 million. Income from bank owned life insurance decreased by $0.9 million, or 17.4% due to lower returns.

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

Non-interest Expense

The following table presents a summary of non-interest expenses for the periods presented:

	Year Ended December 31,
	2012	2011	Increase (Decrease)	2011	2010	Increase (Decrease)
			(in thousands)
Non-interest expense:
Salaries and employee benefits	$105,044	$93,140	$11,904	$93,140	$86,586	$6,554
Occupancy	18,815	19,972	(1,157)	19,972	19,580	392
Net loss on sales/valuations of repossessed assets and bank premises, net	4,207	24,592	(20,385)	24,592	28,826	(4,234)
Insurance	8,511	11,045	(2,534)	11,045	15,475	(4,430)
Loan and repossessed asset expense	6,675	8,126	(1,451)	8,126	8,076	50
Legal, professional and director fees	8,229	7,678	551	7,678	7,591	87
Marketing	5,607	4,676	931	4,676	4,061	615
Data processing	5,749	3,566	2,183	3,566	3,374	192
Intangible amortization	3,256	3,559	(303)	3,559	3,604	(45)
Customer service	2,604	3,336	(732)	3,336	4,256	(920)
Goodwill and intangible impairment	3,435	—	3,435	—	—	—
Operating lease depreciation	746	1,201	(455)	1,201	2,506	(1,305)
Merger/restructure expense	2,819	1,564	1,255	1,564	1,651	(87)
Other	13,163	13,143	20	13,143	11,172	1,971

Total non-interest expense	$188,860	$195,598	$(6,738)	$195,598	$196,758	$(1,160)

Total non-interest expense decreased $6.7 million for the year ended December 31, 2012 compared to the same period in 2011. The decrease in non-interest expense was mostly related to a decrease in net decrease in repossessed assets valuations and sales, insurance, loan and repossessed asset expense and occupancy. For 2012 compared to 2011, other real estate owned (“OREO”) valuation write-downs decreased by $15.0 million, net loss on sales of OREO decreased by $4.6 million and net loss on sale of assets and other repossessed assets decreased by $0.8 million primarily due to stabilization of asset values, a decline in the number of new OREO properties and in the number of OREO and assets sold. Insurance expense declined due to the reduced FDIC insurance premiums for the comparable periods of $2.5 million for 2012. Loan and repossessed assets expense declined for 2012 compared to 2011 mostly due to $1.3 million decrease in repossessed asset expense. Partially offsetting these declines was total salaries and benefits which increased by $11.9 million for the year ended 2012 compared to 2011 due to growth and increased variable performance based compensation as the Company achieved strategic goals in 2012. The Company also recorded goodwill and intangible impairment of $3.4 million related to its divestiture of Shine. Data processing and merger/restructure expense increased by $2.2 million and $1.3 million, respectively, as the Company’s continued growth and changes to product lines drive changes to infrastructure and technology.

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

Income Taxes

The reconciliation between the statutory federal income tax rate and the Company’s effective tax rate are summarized as follows:

	Year Ended December 31,
	2012	2011	2010
		(in thousands)
Income tax at statutory rate	$34,750	$17,619	$(3,703)
Increase (decrease) resulting from:
State income taxes, net of federal benefits	1,801	1,411	(739)
Dividends received deductions	(992)	(900)	(476)
Bank-owned life insurance	(1,553)	(1,431)	(1,155)
Tax-exempt income	(3,844)	(867)	(280)
Nondeductible expenses	334	276	340
Change in rates applied to deferred items	156	—	—
Loss on sale of subsidiaries	(2,523)	—	—
Deferred tax asset valuation allowance	383	—	(2,033)
Restricted stock write off	1,133	617	1,259
Bargain purchase option	(5,952)	—	—
Low income housing tax credits	(2,089)	—	—
Other, net	2,357	124	377

	$23,961	$16,849	$(6,410)

The effective tax rate for the year ended December 31, 2012 was 24.1% compared to 33.6% for the year ended December 31, 2011. The reduction in the effective tax rate from 2011 compared to 2012 is primarily due to low income housing tax credits and permanent tax differences which include an increase in tax exempt income from revenue from municipal obligations, and the permanent differences resulting from the purchase of WLBC and the tax loss from the disposition of Shine. For the year ended December 31, 2012, the net deferred tax asset decreased $10.0 million to $51.7 million. This decrease in the net deferred tax asset was primarily the result of the net operating income of the Company for the period and the resulting use of the Company’s historic NOL carryforwards (but significantly offset by the acquisition of substantial NOL carryforwards from the WLBC acquisition and an increase in capital loss carryforwards resulting from the loss on the disposition of Shine), and also due to the tax effect of the change in other comprehensive income.

At December 31, 2012, the $8.0 million deferred tax valuation allowance (compared to $7.6 million at December 31, 2011) relates to net capital losses on ARPS securities sales and capital losses resulting from the disposition of the shares of Shine.

Business Segment Results

Bank of Nevada which includes the operating results of Service1st or the period beginning October 19, 2012 reported net income of $18.1 million for the year ended December 31, 2012 compared to $7.5 million for the year ended December 31, 2011. The increase in net income for the year ended December 31, 2012 compared to 2011 was primarily due to decreased non-interest expense of $13.8 million. Total deposits at Bank of Nevada increased by $191.8 million to $2.57 billion at December 31, 2012 compared to $2.38 billion at December 31, 2011. Total loans increased $324.2 million to $2.18 billion at December 31, 2012 compared to 2011.

Western Alliance Bank, which consists of Alliance Bank of Arizona operating in Arizona and First Independent Bank operating in Northern Nevada, reported a net income of $36.8 million and $19.8 million for the years ended December 31, 2012 and 2011, respectively. The increase in net income for the year ended December 31, 2012 from the year ended December 31, 2011 was mostly due to increased interest income of $15.4 million and decreased provision for credit losses of $7.5 million partially offset by increased tax expense of $5.5 million. During 2012, total loans at Western Alliance Bank grew $392.2 million to $2.04 billion from $1.64 billion at December 31, 2011. In addition, total deposits grew by $346.7 million to $2.22 billion at December 31, 2012.

Torrey Pines Bank segment, which excludes discontinued operations, reported net income of $22.7 million and $19.5 million for the years ended December 31, 2012 and 2011, respectively. The increase in net income for the year ended December 31, 2012 from the year ended December 31, 2011 was the result of increased net interest income of $10.5 million partially offset by increased non-interest expense of $3.3 million, increased provision for credit losses of $2.1 million, decreased non-interest income of $1.2 million and increased income tax expense of $0.7 million. Total loans at Torrey Pines Bank increased by $189.3 million to $1.48 billion at December 31, 2012 from $1.32 billion at December 31, 2011. Total deposits increased by $262.5 million during 2012 to $1.68 billion at December 31, 2012.

The other segment, which includes the holding company, Shine (until October 31, 2012), Western Alliance Equipment Finance, the discontinued operations related to the affinity credit card platform excluding loans held for sale which are included in TPB, Las Vegas Sunset Properties and Premier Trust (through September 1, 2010), reported a net loss of $4.8 million and $15.3 million for the years ended December 31, 2012 and 2011, respectively. The decrease in the net loss for the comparable years is primarily due to the bargain purchase gain on the acquisition of WLBC of $17.6 million.

BALANCE SHEET ANALYSIS

Total assets increased $778.1 million, or 11.4%, to $7.62 billion at December 31, 2012 compared to $6.84 billion at December 31, 2011. The majority of the increase was in loans of $929.2 million, or 19.4%, to $5.71 billion slightly offset by a decrease in investment securities of $247.2 million.

Total liabilities increased $655.2 million, or 10.6% to $6.86 billion at December 31, 2012 from $6.21 billion at December 31, 2011. Total deposits increased by $796.7 million or 14.1% to $6.46 billion at December 31, 2012 from $5.66 billion at December 31, 2011. Non-interest bearing demand deposits increased by $375.0 million, or 24.1%, to $1.93 billion at December 31, 2012 from $1.56 billion at December 31, 2011.

Total stockholders’ equity increased by $122.9 million to $759.6 million at December 31, 2012 from $636.7 million at December 31, 2011 which included $32.0 million of common stock issued as part of the acquisition of WLBC and $72.8 million of net income.

The table below summarizes the distribution of the Company’s loans held for investment at the year-end indicated.

	December 31,
	2012	2011	2010	2009	2008
			(in thousands)
Commercial real estate	$2,902,397	$2,553,354	$2,261,638	$2,024,624	$1,763,392
Construction and land development	394,319	381,676	451,470	623,198	820,874
Commercial and industrial	1,947,750	1,336,582	934,627	802,193	860,280
Residential real estate	407,937	443,020	527,302	568,319	589,196
Consumer	31,836	72,504	71,545	80,300	71,148
Net deferred loan fees	(6,045)	(7,067)	(6,040)	(18,995)	(9,179)

Gross loans, net of deferred fees	5,678,194	4,780,069	4,240,542	4,079,639	4,095,711
Less: allowance for credit losses	(95,427)	(99,170)	(110,699)	(108,623)	(74,827)

Total loans, net	$5,582,767	$4,680,899	$4,129,843	$3,971,016	$4,020,884

The following table sets forth the amount of loans outstanding by type of loan as of December 31, 2012 that were contractually due in one year or less, more than one year and less than five years, and more than five years based on remaining scheduled repayments of principal. Lines of credit or other loans having no stated final maturity and no stated schedule of repayments are reported as due in one year or less. The tables also present an analysis of the rate structure for loans including loans held for sale within the same maturity time periods. Actual cash flows from these loans may differ materially from contractual maturities due to prepayment, refinancing or other factors.

	Due in one year or less	Due after one year to five years	Due after five years	Total
		(in thousands)
Commercial real estate — owner occupied
Floating rate	$25,344	$148,127	$515,340	$688,811
Fixed rate	54,984	296,873	356,129	707,986
Commercial real estate — non-owner occupied
Floating rate	85,635	284,628	346,867	717,130
Fixed rate	103,667	542,032	136,726	782,425
Commercial and industrial
Floating rate	627,989	253,724	173,626	1,055,339
Fixed rate	72,426	277,420	253,818	603,664
Leases
Floating rate	—	1,952	5,471	7,423
Fixed rate	9,571	160,681	111,072	281,324
Construction and land development
Floating rate	174,393	41,298	22,272	237,963
Fixed rate	48,700	100,952	6,704	156,356
Residential real estate
Floating rate	17,936	35,439	269,791	323,166
Fixed rate	18,481	29,234	37,056	84,771
Consumer
Floating rate	49,447	4,581	356	54,384
Fixed rate	3,452	4,842	282	8,576

Total	$1,292,025	$2,181,783	$2,235,510	$5,709,318

As of December 31, 2012, approximately $2.4 billion or 76.3%, of total variable rate loans were subject to rate floors with a weighted average interest rate of 5.42%. At December 31, 2012, total loans consisted of 54.0% with floating rates and 46.0% with fixed rates.

Concentrations of Lending Activities

The Company’s lending activities are primarily driven by the customers served in the market areas where the Company has branch offices in the States of Nevada, California and Arizona. The Company monitors concentrations within five broad categories: geography, industry, product, call code, and collateral. The Company grants commercial, construction, real estate and consumer loans to customers through branch offices located in the Company’s primary markets. The Company’s business is concentrated in these areas and the loan portfolio includes significant credit exposure to the commercial real estate market of these areas. As of December 31, 2012 and 2011, commercial real estate related loans accounted for approximately 58% and 61% of total loans, respectively, and approximately 3% and 2%, respectively of commercial real estate related loans are secured by undeveloped land. Substantially all of these loans are secured by first liens with an initial loan to value ratio of generally not more than 75%. Approximately 48% and 49% of these commercial real estate loans excluding construction and land loans were owner occupied at December 31, 2012 and 2011, respectively. In addition, approximately 4% of total loans were unsecured as of December 31, 2012 and 2011, respectively.

Interest Reserves

Interest reserves are generally established at the time of the loan origination for construction and land development loans. The Company’s practice is to monitor the construction, sales and/or leasing progress to determine the feasibility of ongoing construction and development projects. , The Company discontinues the use of the interest reserve when a project is determined not to be viable and may take appropriate action to protect its collateral position via renegotiation and/or legal action as deemed appropriate. At December 31, 2012, the Company had 29 loans with an outstanding balance of $46.1 million with available interest reserves of $2.6 million. This is an increase from 18 loans at December 31, 2011 with an outstanding principal balance of $28.0 million and available interest reserve amounts of $0.5 million.

Impaired loans

A loan is identified as impaired when it is probable that interest and principal will not be collected according to the contractual terms of the original loan agreement. Generally, impaired loans are classified as nonaccrual. However, in certain instances, impaired loans may continue on an accrual basis, such as loans classified as impaired due to doubt regarding collectability according to contractual terms, that are both fully secured by collateral and are current in their interest and principal payments. Impaired loans are measured for reserve requirements in accordance with ASC Topic 310, Receivables, based on the present value of expected future cash flows discounted at the loan's effective interest rate or, as a practical expedient, at the loan's observable market price or the fair value of the collateral less applicable disposition costs if the loan is collateral dependent. The amount of an impairment reserve, if any, and any subsequent changes are charged against the allowance for credit losses. In addition to our own internal loan review process, the Federal Deposit Insurance Corporation (“FDIC”) may from time to time direct the Company to modify loan grades, loan impairment calculations or loan impairment methodology. During the first quarter 2012, in conjunction with an examination, the FDIC directed Management to substitute the collateral dependent impairment method for the net present value impairment method on certain TDRs.

Total nonaccrual loans and loans past due 90 days or more and still accruing increased by $13.1 million, or 14.1%, at December 31, 2012 to $106.1 million from $93.0 million at December 31, 2011.

	December 31,
	2012	2011	2010	2009	2008
	(dollars in thousands)
Total nonaccrual loans	$104,716	$90,392	$116,999	$153,702	$58,302
Loans past due 90 days or more on accrual status	1,388	2,589	1,458	5,538	11,515

Total nonperforming loans	106,104	92,981	118,457	159,240	69,817
Troubled debt restructured loans	84,609	112,483	116,696	46,480	15,605
Other impaired loans	30,866	4,027	3,182	27,752	92,981

Total impaired loans	$221,579	$209,491	$238,335	$233,472	$178,403

Other assets acquired through foreclosure, net	$77,247	$89,104	$107,655	$83,347	$14,545
Nonaccrual loans to gross loans	1.83%	1.89%	2.76%	3.77%	1.42%
Loans past due 90 days or more on accrual status to total loans	0.02	0.05	0.03	0.14	0.28
Interest income received on nonaccrual loans	$191	$444	$2,501	$624	$488
Interest income that would have been recorded under the original terms of nonaccrual loans	$5,469	$6,331	$6,016	$8,713	$1,827

The composite of nonaccrual loans were as follows:

	At December 31, 2012			At December 31, 2011
	Nonaccrual Balance	%	Percent of Total Loans	Nonaccrual Balance	%	Percent of Total Loans
	(dollars in thousands)
Construction and land	$11,093	10.59%	0.19%	$28,813	31.88%	0.60%
Residential real estate	26,722	25.52%	0.47%	15,747	17.42%	0.33%
Commercial real estate	59,975	57.28%	1.05%	38,019	42.05%	0.80%
Commercial and industrial	6,722	6.42%	0.12%	7,410	8.20%	0.15%
Consumer	204	0.19%	0.00%	403	0.45%	0.01%

Total nonaccrual loans	$104,716	100.00%	1.83%	$90,392	100.00%	1.89%

As of December 31, 2012 and 2011, nonaccrual loans totaled $104.7 million and $90.4 million, respectively. Nonaccrual loans by bank at December 31, 2012 were $73.5 million at Bank of Nevada, $23.6 million at Western Alliance Bank and $7.6 million at Torrey Pines Bank, compared to $69.0 million at Bank of Nevada, $16.2 million at Western Alliance Bank and $5.2 million at Torrey Pines Bank at December 31, 2011. Nonaccrual loans as a percentage of total gross loans were 1.83% and 1.89% at December 31, 2012 and 2011, respectively. Nonaccrual loans as a percentage of each bank’s total gross loans at December 31, 2012 were 3.37% at Bank of Nevada, 1.16% at Western Alliance Bank, and 0.51% at Torrey Pines Bank, compared to 3.71% at Bank of Nevada, 0.98% at Western Alliance Bank and 0.39% at Torrey Pines Bank at December 31, 2011.

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

As of December 31, 2012 and 2011, the aggregate amount of loans classified as impaired was $198.2 million and $209.5 million, respectively, a net decrease of 5.4%. The total specific allowance for loan losses related to these loans was $12.9 million and $10.4 million for December 31, 2012 and 2011, respectively. As of December 31, 2012 and 2011, the Company had $84.6 million and $112.5 million, respectively, in loans classified as accruing restructured loans. The net decrease in impaired loans is primarily attributable to decreases in impaired construction and land development loans, commercial and industrial loans and consumer loans of $29.4 million, $9.2 million, and $1.5 million, respectively partially offset by increases in impaired commercial real estate and residential real estate impaired loans, of $19.8 million and $9.0 million, respectively. Impaired construction and land development impaired commercial and industrial, and impaired consumer loans decreased by $29.4 million, $9.2 million and $1.5 million, respectively from $61.9 million, $25.7 million and $2.3 million, respectively, at December 31, 2011, to $32.5 million, $16.5 million and $0.8 million, respectively, at December 31, 2012. Impaired loans by bank (excluding purchased credit impaired loans) at December 31, 2012 were $123.4 million at Bank of Nevada, $43.4 million at Western Alliance Bank, and $18.8 million at Torrey Pines Bank compared to $124.7 million at Bank of Nevada, $58.9 million at Western Alliance Bank, and $25.9 million at Torrey Pines Bank at December 31, 2011. Additionally, Western Alliance Bancorporation held a $12.7 million of impaired loans at December 31, 2012.

The following tables present a breakdown of total impaired loans and the related specific reserves for the periods indicated:

	At December 31, 2012
	Impaired Balance	Percent	Percent of Total Loans	Reserve Balance	Percent	Percent of Total Allowance
	(dollars in thousands)
Construction and land development	$32,492	16.40%	0.57%	$284	2.21%	0.30%
Residential real estate	37,851	19.10%	0.66%	5,448	42.34%	5.71%
Commercial real estate	110,538	55.78%	1.94%	4,417	34.33%	4.63%
Commercial and industrial	16,510	8.33%	0.29%	2,552	19.84%	2.67%
Consumer	764	0.39%	0.01%	165	1.28%	0.17%

Total impaired loans	$198,155	100.00%	3.47%	$12,866	100.00%	13.48%

	At December 31, 2011
	Impaired Balance	Percent	Percent of Total Loans	Reserve Balance	Percent	Percent of Total Allowance
	(dollars in thousands)
Construction and land development	$61,911	29.55%	1.30%	$3,501	33.74%	3.53%
Residential real estate	28,850	13.77%	0.60%	2,186	21.07%	2.20%
Commercial real estate	90,712	43.31%	1.90%	2,827	27.25%	2.85%
Commercial and industrial	25,730	12.28%	0.54%	1,863	17.95%	1.88%
Consumer	2,288	1.09%	0.05%	—	0.00%	0.00%

Total impaired loans	$209,491	100.00%	4.39%	$10,377	100.00%	10.46%

The amount of interest income recognized on impaired loans for the years ended December 31, 2012, 2011 and 2010 was approximately $9.0 million, $8.0 million and $7.6 million, respectively.

Allowance for Credit Losses

The following table summarizes the activity in our allowance for credit losses for the period indicated.

	Year Ended December 31,
	2012	2011	2010	2009	2008
	(dollars in thousands)
Allowance for credit losses:
Balance at beginning of period	$99,170	$110,699	$108,623	$74,827	$49,305
Provisions charged to operating expenses:
Construction and land development	4,448	2,692	11,405	35,697	25,714
Commercial real estate	15,823	21,959	49,582	20,935	3,850
Residential real estate	2,088	16,256	15,116	36,199	15,151
Commercial and industrial	21,599	1,109	13,117	49,060	19,829
Consumer	2,886	4,172	3,991	7,208	3,645

Total Provision	46,844	46,188	93,211	149,099	68,189
Recoveries of loans previously charged-off:
Construction and land development	2,903	2,154	3,197	1,708	32
Commercial real estate	3,294	2,157	1,003	230	3
Residential real estate	1,078	1,060	2,039	545	43
Commercial and industrial	3,067	3,401	3,000	1,529	533
Consumer	357	174	164	173	37

Total recoveries	10,699	8,946	9,403	4,185	648
Loans charged-off:
Construction and land development	10,992	11,238	23,623	35,807	16,715
Commercial real estate	19,166	22,128	33,821	16,756	2,912
Residential real estate	7,063	19,071	20,663	24,082	6,643
Commercial and industrial	17,341	9,757	17,218	38,573	15,937
Consumer	6,724	4,469	5,213	4,270	1,108

Total charged-off	61,286	66,663	100,538	119,488	43,315
Net charge-offs	50,587	57,717	91,135	115,303	42,667

Balance at end of period	$95,427	$99,170	$110,699	$108,623	$74,827

Net charge-offs to average loans outstanding	0.99%	1.32%	2.22%	2.86%	1.10%
Allowance for credit losses to gross loans	1.67%	2.07%	2.61%	2.66%	1.83%

The following table summarizes the allocation of the allowance for credit losses by loan type. However, allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories:

	December 31,
	2012		2011		2010		2009		2008
	(dollars in thousands)
	Amount	% of Loans in Each Category to Gross Loans	Amount	% of Loans in Each Category to Gross Loans	Amount	% of Loans in Each Category to Gross Loans	Amount	% of Loans in Each Category to Gross Loans	Amount	% of Loans in Each Category to Gross Loans
Construction and land development	$10,554	6.9%	$14,195	8.0%	$20,587	10.6%	$29,608	15.2%	$28,010	20.0%
Real estate:
Commercial	34,982	51.1	35,031	53.3	33,043	53.3	16,279	49.4	11,870	42.9
Residential	15,237	7.2	19,134	9.3	20,889	12.4	24,397	13.9	11,735	14.4
Commercial and industrial	32,860	34.3	25,535	27.9	30,782	22.0	31,883	19.6	19,867	21.0
Consumer	1,794	0.5	5,275	1.5	5,398	1.7	6,456	2.0	3,345	1.7

Total	$95,427	100.0%	$99,170	100.0%	$110,699	100.0%	$108,623	100.0%	$74,827	100.0%

The allowance for credit losses as a percentage of total loans decreased to 1.67% at December 31, 2012 from 2.07% at December 31, 2011. Although the Company has increased the size of its loan portfolio, the total balance of the allowance for credit losses has declined due to improving credit quality and a change in portfolio mix toward higher rated credits.

Potential Problem Loans

The Company classifies loans consistent with federal banking regulations using a nine category grading system. These loan grades are described in further detail in Item 1, “Business” of this Form 10-K. The following table presents information regarding potential problem loans, consisting of loans graded watch, substandard, doubtful, and loss, but still performing:

	At December 31, 2012
	Number of Loans	Loan Balance	Percent	Percent of Total Loans
	(dollars in thousands)
Construction and land development	8	$5,821	4.89%	0.10%
Commercial real estate	70	82,422	69.30%	1.44%
Residential real estate	34	9,749	8.20%	0.17%
Commercial and industrial	79	20,155	16.95%	0.35%
Consumer	6	783	0.66%	0.01%

Total	197	$118,930	100.00%	2.07%

	At December 31, 2011
	Number of Loans	Loan Balance	Percent	Percent of Total Loans
	(dollars in thousands)
Construction and land development	11	$6,212	4.04%	0.13%
Commercial real estate	83	104,455	67.87%	2.19%
Residential real estate	42	12,751	8.28%	0.27%
Commercial and industrial	111	28,751	18.68%	0.60%
Consumer	9	1,746	1.13%	0.04%

Total	256	$153,915	100.00%	3.23%

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

The following table summarizes the carrying value of the investment securities portfolio:

	At December 31,
	2012	2011	2010
		(in thousands)
Direct obligations and GSE residential mortgage-backed securities	$668,265	$871,099	$781,179
U.S. Government sponsored agency securities	—	156,211	280,103
Private label residential mortgage-backed securities	35,607	25,784	8,111
Municipal obligations	265,073	187,509	1,677
Adjustable-rate preferred stock	75,555	54,676	67,243
Mutual funds	37,961	28,864	—
CRA investments	25,816	25,015	23,743
Trust preferred securities	24,135	21,159	23,126
Collateralized debt obligations	50	50	276
Private label commercial mortgage-backed securities	5,741	5,431	—
Corporate bonds	97,781	107,360	49,907

Total investment securities	$1,235,984	$1,483,158	$1,235,365

Weighted average yield is calculated by dividing income within each maturity range by the outstanding amount of the related investment and has not been tax affected on tax-exempt obligations. For purposes of calculating the weighted average yield, securities available for sale are carried at amortized cost in the table below. The maturity distribution and weighted average yield of our investment security portfolios at December 31, 2012 are summarized in the table below:

	December 31, 2012
	Due Under 1 Year Amount/Yield		Due 1-5 Years Amount/Yield		Due 5-10 Years Amount/Yield		Due Over 10 Years Amount/Yield		Total Amount/Yield
	(dollars in thousands)
Available-for-sale
Municipal obligations	$—	0.00%	$255	1.92%	$56	5.90%	$72,860	3.05%	$73,171	3.05%
Adjustable-rate preferred stock	5,617	4.50	19,910	8.16	—	0.00	50,028	6.29	75,555	6.65
Direct U.S. obligations and GSE residential mortgage-backed securities	—	0.00	—	0.00	—	0.00	663,204	1.99	663,204	1.99
Private label residential mortgage-backed securities	—	0.00	—	0.00	7,944	2.60	27,663	2.78	35,607	2.74
Private label commercial mortgage-backed securities	—	0.00	5,741	3.14	—	0.00	—	0.00	5,741	3.14
Trust preferred securities	—	0.00	—	0.00	—	0.00	24,135	1.33	24,135	1.33
Mutual funds	37,961	4.62	—	0.00	—	0.00	—	0.00	37,961	4.62
Corporate bonds	—	0.00	—	0.00	—	0.00	—	0.00	—	0.00
Other	24,216	2.61	—	0.00	—	0.00	—	0.00	24,216	2.61

Total	$67,794	3.89%	$25,906	6.99%	$8,000	2.62%	$837,890	2.35%	$939,590	2.58%

Held-to-maturity
Municipal obligations	$—	0.00%	$931	3.04%	$36,122	2.99%	$154,849	3.32%	$191,902	3.26%
Corporate bonds	—	0.00	12,665	2.74	85,116	3.12	—	0.00	97,781	3.07
Collateralized debt obligations	—	0.00	—	0.00	—	0.00	50	0.00	50	0.00
Other	1,600	0.00	—	0.00	—	0.00	—	0.00	1,600	0.00

Total	$1,600	0.00%	$13,596	2.76	$121,238	3.08%	$154,899	3.32%	$291,333	3.18%

Measured at fair value
Direct U.S. obligations and GSE residential mortgage-backed securities	$—	0.00%	$9	1.16%	$785	5.25%	$4,267	4.11%	$5,061	4.28%

The Company does not own any subprime MBS in its investment portfolio. The majority of its MBS are GSE issued. The remaining MBS not GSE issued consist of $15.2 million rated AAA, $1.6 million rated AA, $6.1 million rated A, and $5.2 million rated BBB, and $7.4 million are non-investment grade with $5.5 million collateralized by Alt-A mortgages.

Gross unrealized losses at December 31, 2012 are primarily caused by interest rate fluctuations, credit spread widening and reduced liquidity in applicable markets. The Company has reviewed securities on which there is an unrealized loss in accordance with its accounting policy for other then temporary impaired (“OTTI”) described in Note 3, Investment Securities, and recorded impairment charges totaling $0.2 million for the twelve months ended December 31, 2011. The impairment charges related to unrealized losses in the Company’s CDO portfolio. There were no impairment charges recorded in 2012.

The Company does not consider any other securities to be other-than-temporarily impaired as of December 31, 2012 and 2011. However, the Company cannot guarantee that additional OTTI will not occur in future periods. At December 31, 2012, the Company had the intent and ability to retain its investments for a period of time sufficient to allow for any anticipated recovery in fair value.

Goodwill and Other Intangible Assets

Goodwill is created when a company acquires a business. When a business is acquired, the purchased assets and liabilities are recorded at fair value and intangible assets are identified. Excess consideration paid to acquire a business over the fair value of the net assets is recorded as goodwill. At December 31, 2012, the Company had $23.2 million of goodwill and $6.5 million of core deposit intangibles. During the third quarter 2012, Management concluded that goodwill and intangibles related to Shine Investment Advisory Services, Inc. were impaired, and recorded a $3.4 million impairment charge. This was due to ongoing evaluations of various strategic alternatives related to this entity. Shine was sold in October 2012. The Company’s annual goodwill impairment testing is as of October 1. As a result of this process, the Company determined that there was no additional goodwill impairment. There also was no goodwill impairment in 2011.

The goodwill impairment charges had no effect on the Company’s cash balances or liquidity. In addition, because goodwill is not included in the calculation of regulatory capital, the Company’s regulatory ratios were not affected by these non-cash expenses. No assurance can be given that goodwill will not be further impaired in future periods.

Other Intangibles

	Year Ended December 31,
Core Deposit Intangibles	2012	2011
	(in thousands)
Balance, beginning of year	$8,112	$11,550
Acquisiton of Service1st	1,578	—
Amortization	(3,151)	(3,438)

Balance, end of year	$6,539	$8,112

	Year Ended December 31,
Other Intangibles	2012	2011
	(in thousands)
Balance, beginning of year	$1,695	$1,816
Amortization	(104)	(121)
Sale of Shine Investment Advisory Services, Inc.	(1,383)	—
Impairment of credit card intangible	(208)	—

Balance, end of year	$—	$1,695

Deposits

The average balances and weighted average rates paid on deposits for the years ended December 31, 2012, 2011 and 2010 are presented below.

	Year Ended December 31,
	2012 Average Balance/Rate		2011 Average Balance/Rate		2010 Average Balance/Rate
	(dollars in thousands)
Interest checking (NOW)	$515,322	0.24%	$478,345	0.37%	$581,063	0.50%
Savings and money market	2,371,473	0.34	2,105,316	0.61	1,861,668	0.90
Time	1,359,538	0.55	1,460,690	0.91	1,437,234	1.51

Total interest-bearing deposits	4,246,333	0.40	4,044,351	0.69	3,879,965	1.07
Noninterest bearing demand deposits	1,788,267	—	1,509,363	—	1,296,634	—

Total deposits	$6,034,600	0.28%	$5,553,714	0.50%	$5,176,599	0.80%

Total deposits increased to $6.46 billion at December 31, 2012, from $5.66 billion at December 31, 2011, an increase of $796.7 million or 14.1%. This increase was primarily from money market and savings accounts, non-interest bearing demand deposits and interest bearing demand deposits which increased by $406.9 million, $374.9 million and $99.6 million, respectively. Certificates of deposits decreased by $84.7 million from December 31, 2011 to December 31, 2012. Deposits have historically been the primary source of funding the Company’s asset growth. In addition, all of the banking subsidiaries are members of Certificate of Deposit Registry Service (“CDARS”). CDARS provides a mechanism for obtaining FDIC insurance for large deposits. At December 31, 2012, the Company had $386.3 million of CDARs deposits. At December 31, 2012 and 2011, the Company also had $99.8 million and $34.6 million, respectively, of other brokered deposits outstanding.

Certificates of Deposit of $100,000 or More

The table below discloses the remaining maturity for certificates of deposit of $100,000 or more:

	December 31,
	2012	2011
	(in thousands)
3 months or less	$384,420	$544,964
3 to 6 months	351,622	340,502
6 to 12 months	408,602	313,312
Over 12 months	76,294	89,903

Total	$1,220,938	$1,288,681

Other Assets Acquired Through Foreclosure

The following table represents the changes in other assets acquired through foreclosure:

	Year Ended December 31,
	2012	2011	2010
		(in thousands)
Balance, beginning of period	$89,104	$107,655	$83,347
Additions	28,825	48,585	93,656
Additions from acquisition of WLBC	5,094	—	—
Dispositions	(40,993)	(47,366)	(40,674)
Valuation adjustments in the period, net	(4,783)	(19,770)	(28,674)

Balance, end of period	$77,247	$89,104	$107,655

Other assets acquired through foreclosure consist primarily of properties acquired as a result of, or in-lieu-of, foreclosure. Properties or other assets (primarily repossessed assets formerly leased) are classified as other real estate owned and other repossessed property and are reported at the lower of carrying value or fair value, less estimated costs to sell the property. Costs relating to the development or improvement of the assets are capitalized and costs relating to holding the assets are charged to expense. The Company had $77.2 million, $89.1 million and $107.7 million, respectively, of such assets at December 31, 2012, 2011 and 2010. At December 31, 2012, the Company held approximately 75 other real estate owned properties compared to 83 at December 31, 2011. When significant adjustments were based on unobservable inputs, such as when a current appraised value is not available or management determines the fair value of the collateral is further impaired below appraised value and there is no observable market price, the resulting fair value measurement has been categorized as a Level 3 measurement.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Banks to maintain minimum amounts and ratios of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I leverage (as defined) to average assets (as defined). As of December 31, 2012 and 2011, the Company and the Banks met all capital adequacy requirements to which they are subject.

As of December 31, 2012, the Company and each of its subsidiaries met the minimum capital ratio requirements necessary to be classified as well-capitalized, as defined by the banking agencies. To be categorized as well-capitalized, the Banks must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the table below. In addition, the Memorandum of Understanding to which Bank of Nevada is subject requires it to maintain a higher Tier 1 leverage ratio than otherwise required to be considered well-capitalized. At December 31, 2012, the capital levels at Bank of Nevada exceeded this elevated requirement.

Federal banking regulators have proposed revisions to the bank capital requirement standards known as Basel III. Basel III strengthens bank capital requirements and introduces new regulatory requirements on bank liquidity and bank leverage. Based on the Company’s assessment of these proposed regulations, as of December 31, 2012, the Company and each of its subsidiaries met the requirements necessary to be classified as well-capitalized under the proposed regulation.

The actual capital amounts and ratios for the Banks and Company are presented in the following tables as of the periods indicated:

	Total Capital	Tier 1 Capital	Risk- Weighted Assets	Tangible Average Assets	Total Capital Ratio	Tier 1 Capital Ratio	Tier 1 Leverage Ratio
	(dollars in thousands)
December 31, 2012
WAL (Consolidated)	$856,199	$768,687	$6,797,392	$7,576,101	12.6%	11.3%	10.1%
Bank of Nevada	371,164	338,404	2,534,301	2,994,626	14.7%	13.3%	11.3%
Western Alliance Bank	258,930	218,716	2,382,971	2,538,356	10.9%	9.2%	8.6%
Torrey Pines Bank	196,677	165,403	1,826,740	1,930,808	10.8%	9.1%	8.6%
Well-capitalized ratios					10.0%	6.0%	5.0%
Minimum capital ratios					8.0%	4.0%	4.0%
December 31, 2011
WAL (Consolidated)	$723,327	$651,104	$5,749,818	$6,636,083	12.6%	11.3%	9.8%
Bank of Nevada	294,747	266,430	2,232,208	2,818,077	13.2%	11.9%	9.5%
Western Alliance Bank	231,360	188,328	1,944,738	2,128,033	11.9%	9.7%	8.9%
Torrey Pines Bank	183,772	151,058	1,541,878	1,641,500	11.9%	9.8%	9.2%
Well-capitalized ratios					10.0%	6.0%	5.0%
Minimum capital ratios					8.0%	4.0%	4.0%

Additionally, State of Nevada banking regulations restrict distribution of the net assets of Bank of Nevada because such regulations require the sum of the bank’s stockholders’ equity and reserve for loan losses to be at least 6% of the average of the bank’s total daily deposit liabilities for the preceding 60 days. As a result of these regulations, approximately $155.5 million and $147.6 million of Bank of Nevada’s stockholders’ equity was restricted at December 31, 2012 and 2011, respectively.

JUNIOR SUBORDINATED DEBT

The Company has formed or acquired through mergers six statutory business trusts, which exist for the exclusive purpose of issuing Cumulative Trust Preferred Securities. All of the funds raised from the issuance of these securities were passed to the Company and are reflected in the accompanying balance sheet as junior subordinated debt. The junior subordinated debt has contractual balances and maturity dates as follows:

		December 31,
Name of Trust	Maturity	2012	2011
		(in thousands)
BankWest Nevada Capital Trust II	2033	$15,464	$15,464
First Independent Capital Trust I	2034	7,217	7,217
Intermountain First Statutory Trust I	2034	10,310	10,310
WAL Trust No. 1	2036	20,619	20,619
WAL Statutory Trust No. 2	2037	5,155	5,155
WAL Statutory Trust No. 3	2037	7,732	7,732

		$66,497	$66,497
Unrealized gains on trust preferred securities measured at fair value, net		(30,279)	(29,512)

		$36,218	$36,985

The weighted average contractual rate of the junior subordinated debt was 2.97% and 3.61% as of December 31, 2012 and 2011, respectively.

In the event of certain changes or amendments to regulatory requirements or Federal tax rules, the debt is redeemable in whole. The obligations under these instruments are fully and unconditionally guaranteed by the Company and rank subordinate and junior in right of payment to all other liabilities of the Company. The trust preferred securities qualify as Tier 1 Capital for the Company, subject to certain limitations, with the excess being included in total capital for regulatory purposes. Under the proposed Basel III guidelines, the trust preferred securities would be phased out for regulatory capital.

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

The following table sets forth our significant contractual obligations as of December 31, 2012.

	Payments Due by Period
	(in thousands)
	Total	Less Than 1 Year	1-3 Years	3-5 Years	After 5 Years
	(in thousands)
Time deposit maturities	$1,366,187	$1,277,496	$86,348	$2,343	$—
Long-term borrowed funds	75,000	—	75,000	—	—
Junior subordinated debt	36,218	—	—	—	36,218
Purchase obligations	16,609	8,985	3,818	3,806	—
Operating lease obligations	33,818	5,789	10,202	8,465	9,362

Total	$1,527,832	$1,292,270	$175,368	$14,614	$45,580

Purchase obligations primarily relate to contracts for software licensing and maintenance and outsourced service providers. Off-balance sheet commitments associated with outstanding letters of credit, commitments to extend credit, and credit card guarantees as of December 31, 2012 are summarized below. Since commitments associated with letters of credit and commitments to extend credit may expire unused, the amounts shown do not necessarily reflect the actual future cash funding requirements.

		Amount of Commitment Expiration per Period
	Total Amounts Committed	Less Than 1 Year	1-3 Years	3-5 Years	After 5 Years
	(in thousands)
Commitments to extend credit	$1,096,264	$637,730	$215,363	$102,029	$141,142
Credit card guarantees	295,506	295,506	—	—	—
Standby letters of credit	32,757	25,184	4,286	3,238	49

Total	$1,424,527	$958,420	$219,649	$105,267	$141,191

The following table sets forth certain information regarding FHLB and FRB advances and customer repurchase agreements.

	December 31,
	2012	2011	2010
	(dollars in thousands)
FHLB and FRB Advances
Maximum month-end balance	$320,000	$280,000	$20,000
Balance at end of year	120,000	280,000	—
Average balance	144,738	13,206	5,367
Customer Repurchase Accounts:
Maximum month-end balance	125,745	176,966	211,046
Balance at end of year	79,034	123,626	109,409
Average balance	98,716	148,412	126,511
Total Short-Term Borrowed Funds	$199,034	$403,626	$109,409
Weighted average interest rate at end of year	0.23%	0.16%	0.23%
Weighted average interest rate during year	0.46%	0.20%	0.81%

Short-Term Borrowed Funds. The Company from time to time utilizes short-term borrowed funds to support short-term liquidity needs generally created by increased loan demand. The majority of these short-term borrowed funds consist of advances from the FHLB and FRB and customer repurchase agreements. The Company’s borrowing capacity at FHLB and FRB is determined based on collateral pledged, generally consisting of securities and loans. In addition, the Company has borrowing capacity from other sources pledged by securities, including securities sold under agreements to repurchase, which are reflected at the amount of cash received in connection with the transaction, and may require additional collateral based on the fair value of the underlying securities. At December 31, 2012, total short-term borrowed funds consisted of customer repurchases of $79.0 million and $120.0 million of FHLB advances. No advances were outstanding from the FRB at December 31, 2012. At December 31, 2011, total short-term borrowed funds consisted of $123.6 million of customer repurchases and $280.0 million of FHLB advances. The decrease of $204.6 million in short-term borrowings for 2012 compared to 2011 was due to the Company’s increased liquidity in the fourth quarter.

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

The Company’s allowance for credit loss methodology incorporates several quantitative and qualitative risk factors used to establish the appropriate allowance for credit losses at each reporting date. Quantitative factors include our historical loss experience, delinquency and charge-off trends, collateral values, changes in the level of nonperforming loans and other factors. Qualitative factors include the economic condition of our operating markets and the state of certain industries. Specific changes in the risk factors are based on actual loss experience, as well as perceived risk of similar groups of loans classified by collateral type, purpose and term. An internal one-year and five-year loss history are also incorporated into the allowance calculation model. Due to the credit concentration of our loan portfolio in real estate secured loans, the value of collateral is heavily dependent on real estate values in Nevada, Arizona and California, which have declined substantially from their peak. While management uses the best information available to make its evaluation, future adjustments to the allowance may be necessary if there are significant changes in economic or other conditions. In addition, the FDIC and state bank regulatory agencies, as an integral part of their examination processes, periodically review our subsidiary banks’ allowances for credit losses, and may require us to make additions to our allowance based on their judgment about information available to them at the time of their examinations. Management regularly reviews the assumptions and formulae used in determining the allowance and makes adjustments if required to reflect the current risk profile of the portfolio.

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

2. Not all impaired accounts require a specific reserve. The payment performance of the borrower may require an impaired classification, but the collateral evaluation may support adequate collateral coverage. For a number of impaired accounts in which borrower performance has ceased, the collateral coverage is now sufficient because a partial charge off of the account has been taken. However, in those instances, although the specific reserve calculation results in no allowance, the Company may record a reserve due to qualitative considerations.

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

Goodwill

The Company recorded as goodwill the excess of the purchase price over the fair value of the identifiable net assets acquired in accordance with applicable guidance. Under new guidance, on at least an annual basis, the Company first assesses through qualitative factors whether it is more likely than not that goodwill is impaired. Pursuant to this guidance, a two-step process would then be completed for impairment testing. The first step tests for impairment, while the second step, if necessary, measures the impairment. The resulting impairment amount if any is charged to current period earnings as non-interest expense.

Other intangible assets

The Company’s intangible assets consist of core deposit intangible assets are amortized over periods ranging from 6 to 12 years. The Company evaluates the remaining useful lives of its core deposit intangible assets each reporting period, as required by FASB ASC 350, Intangibles—Goodwill and Other, to determine whether events and circumstances warrant a revision to the remaining period of amortization. If the estimate of an intangible asset’s remaining useful life has changed, the remaining carrying amount of the intangible asset is amortized prospectively over that revised remaining useful life. The Company has not revised its estimates of the useful lives of its core deposit intangibles during the years ended December 31, 2012, 2011 or 2010.

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

During the years ended December 31, 2011 and 2010, the Company granted stock options to the non-executive directors of its subsidiaries. These directors do not meet the definition of an employee under FASB ASC 718 Compensation. Accordingly, the Company applies FASB ASC 505 Equity to determine the measurement date for options granted to these directors. Therefore, the expense related to these options is re-measured each reporting date until the options are vested.

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

Although realization is not assured, the Company believes that the realization of the recognized net deferred tax asset of $51.8 million at December 31, 2012 is more likely than not based on expectations as to future taxable income and based on available tax planning strategies as defined in FASB ASC 740, Income Taxes (‘ASC 740”) that could be implemented if necessary to prevent a carryforward from expiring.

Based on the above discussion, the Company believes that it is more likely than not that it will fully utilize deferred federal and state tax assets pertaining to the existing net operating loss carryforwards and any NOL that would be created by the reversal of the future net deductions that have not yet been taken on a tax return. See Note 8, “Income Taxes” to the Consolidated Financial Statements for further discussion on income taxes

Business Combinations

Business combinations are accounted for under the acquisition method of accounting in accordance with FASB ASC 805, “Business Combinations.” Under the acquisition method the acquiring entity in a business combination recognizes all of the acquired assets and assumed liabilities at their estimated fair values as of the date of acquisition. Any excess of the purchase price over the fair value of net assets and other identifiable intangible assets acquired is recorded as goodwill. To the extent the fair value of net assets acquired, including identified intangible assets, exceeds the purchase price, a bargain purchase gain is recognized. Assets acquired and liabilities assumed from contingencies must also be recognized at fair value, if the fair value can be determined during the measurement period. Results of operations of an acquired business are included in the statement of earnings from the date of acquisition. Acquisition-related costs, including conversion and restructuring charges, are expensed as incurred.

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

The ability to have readily available funds sufficient to repay fully maturing liabilities is of primary importance to depositors, creditors and regulators. Our liquidity, represented by cash and amounts due from banks, federal funds sold and non-pledged marketable securities, is a result of our operating, investing and financing activities and related cash flows. In order to ensure funds are available when necessary, on at least a quarterly basis, we project the amount of funds that will be required, and we strive to maintain relationships with a diversified customer base. Liquidity requirements can also be met through short-term borrowings or the disposition of short-term assets. The Company has unsecured borrowing lines at correspondent banks totaling $110.0 million. In addition, loans and securities are pledged to the FHLB providing $1.20 billion in borrowing capacity with outstanding borrowings and letters of credit of $120.0 million and $130.0 million, respectively, leaving $952.8 million in available credit as of December 31, 2012. Loans and securities pledged to the FRB discount window provided $600.6 million in borrowing capacity. As of December 31, 2012, there were no outstanding borrowings from the FRB, thus our available credit totaled $600.6 million.

The Company has a formal liquidity policy, and in the opinion of management, our liquid assets are considered adequate to meet cash flow needs for loan funding and deposit cash withdrawals for the next 90-120 days. At December 31, 2012, there was $702.7 million in liquid assets comprised of $205.3 million in cash and cash equivalents and $445.6 million in unpledged marketable securities. At December 31, 2011, the Company maintained $891.2 million in liquid assets comprised of $162.3 million of cash and cash equivalents and $728.9 million of unpledged marketable securities.

The holding company maintains additional liquidity that would be sufficient to fund its operations and certain nonbank affiliate operations for an extended period should funding from normal sources be disrupted. Since deposits are taken by the bank operating subsidiaries and not by the parent company, parent company liquidity is not dependent on the bank operating subsidiaries’ deposit balances. In our analysis of parent company liquidity, we assume that the parent company is unable to generate funds from additional debt or equity issuance, receives no dividend income from subsidiaries, and does not pay dividends to shareholders, while continuing to meet nondiscretionary uses needed to maintain operations and repayment of contractual principal and interest payments owed by the parent company and affiliated companies. Under this scenario, the amount of time the parent company and its nonbank subsidiaries can operate and meet all obligations before the current liquid assets are exhausted is considered as part of the parent company liquidity analysis. Management believes the parent company maintains adequate liquidity capacity to operate without additional funding from new sources for over 12 months. The Banks maintain sufficient funding capacity to address large increases in funding requirements, such as deposit outflows. This capacity is comprised of liquidity derived from a reduction in asset levels and various secured funding sources.

On a long-term basis, the Company’s liquidity will be met by changing the relative distribution of our asset portfolios, for example by reducing investment or loan volumes, or selling or encumbering assets. Further, the Company can increase liquidity by soliciting higher levels of deposit accounts through promotional activities and/or borrowing from correspondent banks, the FHLB of San Francisco and the FRB. At December 31, 2012, our long-term liquidity needs primarily relate to funds required to support loan originations and commitments and deposit withdrawals which can be met by cash flows from investment payments and maturities, and investment sales if necessary.

The Company’s liquidity is comprised of three primary classifications: (i) cash flows provided by operating activities; (ii) cash flows used in investing activities; and (iii) cash flows provided by financing activities. Net cash provided by or used in operating activities consists primarily of net income, adjusted for changes in certain other asset and liability accounts and certain non-cash income and expense items, such as the credit loss provision, investment and other amortization and depreciation. For the years ended December 31, 2012, 2011 and 2010, net cash provided by operating activities was $112.0 million, $142.5 million and $0.3 million, respectively.

Our primary investing activities are the origination of real estate, commercial and consumer loans and purchase and sale of securities. Our net cash provided by and used in investing activities has been primarily influenced by our loan and securities activities. The net increase in loans for the years ended December 31, 2012, 2011, and 2010, was $915.7 million, $644.8 million and $339.3 million, respectively.

Net cash provided by financing activities has been impacted significantly by increased deposit levels. During the years ended December 31, 2012, 2011, and 2010, deposits increased $679.5 million, $320.1 million and $616.3 million, respectively.

Fluctuations in core deposit levels may increase our need for liquidity as certificates of deposit mature or are withdrawn before maturity and as non-maturity deposits, such as checking and savings account balances, are withdrawn. Additionally, we are exposed to the risk that customers with large deposit balances will withdraw all or a portion of such deposits, due in part to the FDIC limitations on the amount of insurance coverage provided to depositors. To mitigate the uninsured deposit risk, we have joined the Certificate of Deposit Account Registry Service (CDARS) and Insured Cash Sweep Service (ICS), a program that allows customers to invest up to $50.0 million in certificates of deposit or money market accounts through one participating financial institution, with the entire amount being covered by FDIC insurance. As of December 31, 2012, we had $386.3 million of CDARS and $107.6 million of ICS deposits.

As of December 31, 2012, we had $178.3 million of wholesale brokered deposits outstanding. Brokered deposits are generally considered to be deposits that have been received from a third party that is acting on behalf of that party’s customer. Often, a broker will direct a customer’s deposits to the banking institution offering the highest interest rate available. Federal banking law and regulation places restrictions on depository institutions regarding brokered deposits because of the general concern that these deposits are at a greater risk of being withdrawn and placed on deposit at another institution offering a higher interest rate, thus posing liquidity risk for institutions that gather brokered deposits in significant amounts. The Company does not anticipate using brokered deposits as a significant liquidity source in the near future.

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

Net Interest Income Simulation. In order to measure interest rate risk at December 31, 2012, we used a simulation model to project changes in net interest income that result from forecasted changes in interest rates. This analysis calculates the difference between net interest income forecasted using an immediate increase and decrease in interest rates and a net interest income forecast using a flat market interest rate environment derived from spot yield curves typically used to price our assets and liabilities. The income simulation model includes various assumptions regarding the re-pricing relationships for each of our products. Many of our assets are floating rate loans, which are assumed to re-price immediately, and proportional to the change in market rates, depending on their contracted index. Some loans and investments include the opportunity of prepayment (embedded options), and accordingly the simulation model uses estimated market speeds to derive prepayments and reinvests proceeds at modeled yields. Our non-term deposit products re-price more slowly, usually changing less than the change in market rates and at our discretion.

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

This simulation model assesses the changes in net interest income that would occur in response to an instantaneous and sustained increase or decrease (shock) in market interest rates. At December 31, 2012, our net interest margin exposure for the next twelve months related to these hypothetical changes in market interest rates was within our current guidelines.

Sensitivity of Net Interest Income

	Interest Rate Scenario (change in basis points from Base)
(in 000’s)	Down 100	Base	UP 100	UP 200	Up 300	Up 400
Interest Income	$322,716	$324,983	$340,212	$359,543	$381,881	$405,231
Interest Expense	$25,304	$25,317	$43,114	$61,113	$79,120	$97,125
Net Interest Income	$297,412	$299,666	$297,098	$298,430	$302,761	$308,106
% Change	-0.8%		-0.9%	-0.4%	1.0%	2.8%

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

At December 31, 2012, our economic value of equity exposure related to these hypothetical changes in market interest rates was within the current guidelines established by us. The following table shows our projected change in economic value of equity for this set of rate shocks at December 31, 2012.

Economic Value of Equity

	Interest Rate Scenario (change in basis points from Base)
	Down 100	Base	UP 100	UP 200	Up 300	Up 400
Present Value (000’s)
Assets	$7,718,096	$7,659,795	$7,508,564	$7,346,984	$7,188,284	$7,040,604
Liabilities	$6,805,523	$6,794,856	$6,647,545	$6,489,433	$6,349,273	$6,212,141
Net Present Value	$912,573	$864,939	$861,019	$857,551	$839,011	$828,463
% Change	5.5%		-0.5%	-0.9%	-3.0%	-4.2%

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

Derivative Contracts. In the normal course of business, the Company uses derivative instruments to meet the needs of its customers and manage exposure to fluctuations in interest rates. The following table summarizes the aggregate notional amounts, market values and terms of the Company’s derivative positions with derivative market makers as of December 31, 2012.

Outstanding Derivatives Positions

Notional	Net Value	Weighted Average Term (in yrs)
9,361,464	(777,703)	2.9

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

In May 2011, the FASB issued guidance within ASU 2011-04 “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” The amendments in ASU 2011-04 generally represent clarifications of Topic 820, Fair Value Measurement but also include some instances where a particular principle or requirement for measuring fair value or disclosing information about fair value measurements has changed. This update results in common principles and requirements for measuring fair value and for disclosing information about fair value measurements in accordance with U.S. GAAP and International Financial Reporting Standards (“IFRS”). The adoption of this guidance did not have a material impact on the Company’s consolidated statement of income, its consolidated balance sheet, or its consolidated statement of cash flows. See note 16 “Fair Value Accounting” for the enhanced disclosures required by ASU 2011-04.

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

In July 2012, the FASB issued guidance within ASU 2012-02 “Testing Indefinite-Lived Intangible Assets for Impairment.” The amendments in ASU 2012-02 to Topic 350, Intangibles – Goodwill and Other, allow an entity to first assess qualitative factors to determine whether it is necessary to perform a quantitative impairment test. Under these amendments, an entity would not be required to calculate the fair value of an indefinite-lived intangible assets unless the entity determines, based on qualitative assessment, that it is more likely than not, the indefinite-lived intangible asset is impaired. The amendments include a number of events and circumstances for an entity to consider in conducting the qualitative assessment. The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted. The adoption did not have a significant impact on the Company’s consolidated financial statements.

In January 2013, the FASB issued guidance within ASU 2013-01 “Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities.” The amendments in ASU 2013-01 to Topic 210, Balance Sheet, clarify that the scope of ASU 2011-11 “Disclosures about Offsetting Assets and Liabilities,” would apply to derivatives including bifurcated embedded derivatives, repurchase agreements and reverse agreements, and securities borrowing and securities lending transactions that are either offset or subject to a master netting arrangement. The amendments are effective for fiscal years beginning on or after January 1, 2013, and interim periods within those annual periods. The adoption of this guidance is not expected to have a material impact on the Company’s consolidated statement of operations, its consolidated balance sheet, or its consolidated cash flows.

In February 2013, the FASB issued guidance within ASU 2013-02 “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.” The amendments in ASU 2013-02 to Topic 220, Comprehensive Income, update, supersede and replace the presentation requirements for reclassifications out of accumulated other comprehensive income in ASUs 2011-05 and 2011-12. The amendments require an entity to provide additional information about reclassifications out of accumulated other comprehensive income. The amendments are effective prospectively for reporting periods beginning after December 15, 2012. Early adoption is permitted. The adoption of this guidance is not expected to have a material impact on the Company’s consolidated statement of operations, its consolidated balance sheet, or its consolidated cash flows and will only impact the presentation of other comprehensive income in the consolidated financial statements.

SUPERVISION AND REGULATION

Bank holding companies and banks operate in an extensively regulated environment under state and federal law. These laws and regulations are intended primarily for the protection of depositors and the Deposit Insurance Fund, or DIF, and not for the benefit of shareholders or creditors. The following discussion is only intended to summarize some of the significant statutes and regulations that affect the banking industry, and therefore is not a comprehensive survey of the field. These summaries are not intended to be complete and are qualified in their entirety by reference to the particular statute or regulation described. Moreover, the Dodd-Frank Wall Street Reform and Consumer Protection Act, or Dodd-Frank Act, and its implementing regulations have made multiple changes to the regulation, supervision, examination and operation of financial institutions. These regulations have been in effect for only a limited time, and we cannot predict the long-term impact their implementation will have on the capital, credit and real estate markets as well as our operations and activities.

Regulatory oversight of financial institutions, including banks and bank holding companies, has increased in recent periods. Regulators conduct a variety of evaluations, including compliance and safety and soundness examinations. As a result of these reviews, regulators may require that we change our practices or policies, write down assets or increase reserves (and therefore reduce our capital base), and take or omit to take other actions deemed prudent by the regulator. Given the implementation of new laws and regulations, the Company cannot predict the outcome of future regulatory evaluations or whether it will become subject to conditions, policies or directives resulting from regulatory evaluations.

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

Deposit Insurance. The Dodd-Frank Act and implementing final rules from the FDIC make permanent the $250,000 deposit insurance limit for insured deposits. The assessment base against which an insured depository institution’s deposit insurance premiums paid to the FDIC’s Deposit Insurance Fund (or the DIF) are calculated has been revised to use the institution’s average consolidated total assets less its average equity rather than its deposit base. These provisions could increase the FDIC deposit insurance premiums paid by our insured depository institution subsidiaries. The Dodd-Frank Act also amended the Federal Deposit Insurance Act to provide full deposit insurance coverage for non-interest-bearing transaction accounts for two years beginning on December 31, 2010. As a result, the FDIC discontinued its Transaction Account Guarantee Program, created under the Temporary Liquidity Guarantee Program. Unlike the FDIC’s programs, no opt outs from participation in the Dodd-Frank Act’s insurance protection were allowed and institutions were not required to pay a separate assessment for participation; however, this unlimited deposit insurance coverage expired on December 31, 2012.

Increased Capital Standards and Enhanced Supervision. The federal banking agencies have issued rules to establish minimum leverage and risk-based capital requirements for banks and bank holding companies that are no lower then existing regulatory capital and leverage standards applicable to insured depository institutions. Compliance with heightened capital standards may reduce our ability to generate or originate revenue-producing assets and thereby restrict revenue generation from banking and non-banking operations. The Dodd-Frank Act also increases regulatory oversight, supervision and examination of banks, bank holding companies and their respective subsidiaries by the appropriate regulatory agency. Compliance with new regulatory requirements and expanded examination processes could increase our cost of operations.

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

The Bureau of Consumer Financial Protection. The Dodd-Frank Act created the independent Bureau of Consumer Financial Protection (or the Bureau) within the Federal Reserve that is tasked with establishing and implementing rules and regulations under certain federal consumer protection laws. These consumer protection laws govern the manner in which we offer many of our financial products and services. On July 21, 2011, the rulemaking and certain enforcement authority for enumerated federal consumer financial protection laws was transferred to the Bureau. As a result of this transfer, the Bureau now has significant interpretive and enforcement authority with respect to many of the federal laws and regulations under which we operate. In accordance with this authority, the Bureau has officially transferred many of the regulations formally maintained by the Federal Reserve and the U.S. Department of Housing and Urban Development, to a new chapter of Title 12 of the Code of Federal Regulations maintained by the Bureau, many of which deal with consumer credit, account disclosures and residential mortgage lending. Although the Bureau did not make significant or substantive changes to the rules as part of this transfer, it now has authority to promulgate guidance and interpretations of these rules and regulations in a manner that could differ from prior interpretations from other federal regulatory bodies.

Additionally, the Bureau has examination authority over financial institutions with more than $10 billion in total assets as it relates to compliance with the federal consumer financial laws. Included among these laws are new standards prohibiting a financial institution from providing consumer financial products and services in an unfair, deceptive or abusive manner. As the Company continues to grow, it will likely surpass this $10 billion threshold and be subject to the examination of the Bureau with respect to its consumer products and services.

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

Corporate Governance. The Dodd-Frank Act addresses many corporate governance and executive compensation matters that will affect most U.S. publicly traded companies, including us. The Dodd-Frank Act (1) grants shareholders of U.S. publicly traded companies an advisory vote on executive compensation; (2) enhances independence requirements for compensation committee members; (3) requires companies listed on national securities exchanges to adopt incentive-based compensation claw-back policies for executive officers; and (4) provides the SEC with authority to adopt proxy access rules that would allow shareholders of publicly traded-companies to nominate candidates for election as a director and have those nominees included in a company’s proxy materials. The SEC adopted final rules implementing rules for the shareholder advisory vote on executive compensation and golden parachute payments.

Additional regulations called for in the Dodd-Frank Act, including regulations dealing with the risk retention requirements for assets transferred in a securitization and implementing restrictions on a banking organization’s proprietary trading and sponsorship or ownership of private equity funds are still being finalized. Although the Dodd-Frank Act contains some specific timelines for the Federal regulatory agencies to follow, in some instances, the agencies have been unable to meet these deadlines and it remains unclear when implementing rules will be proposed and finalized. We continue to monitor the rulemaking process and, while our current assessment is that the Dodd-Frank Act and the implementing regulations will not have a materially greater effect on the Company than the rest of the industry, given the uncertainty associated with the manner in which the provisions of the Dodd-Frank Act will be implemented, the full extent of the impact such requirements will have on our operations is unclear. The changes resulting from the Dodd-Frank Act may impact the profitability of our business activities, require changes to certain of our business practices, impose upon us more stringent capital, liquidity and leverage requirements or otherwise adversely affect our business. These changes may also require us to invest significant management attention and resources to evaluate and make any changes necessary to comply with new statutory and regulatory requirements as we continue to grow and approach $10 billion in total assets, which could include limiting our growth or expansionary activities. Failure to comply with the new requirements would negatively impact our results of operations and financial condition. While we cannot predict what effect any presently contemplated or future changes in the laws or regulations or their interpretations would have on us, these changes could be materially adverse to our investors.

Bank Holding Company Regulation

General. Western Alliance Bancorporation is a bank holding company, registered with the Board of Governors of the Federal Reserve or the Federal Reserve, under the Bank Holding Company Act of 1956, or the BHC Act. As such, the Federal Reserve is the Company’s primary federal regulator, and the Company is subject to extensive regulation, supervision and examination by the Federal Reserve. The Company must file reports with the Federal Reserve and provide it with such additional information as it may require.

A bank holding company is required to serve as a source of financial and managerial strength for its subsidiary banks and may not conduct its operations in an unsafe or unsound manner. Under Federal Reserve policy, the Company must stand ready to use its available resources to provide adequate capital to its subsidiary banks during a period of financial stress or adversity and should maintain the financial flexibility and capital-raising capacity to obtain additional resources for assisting its subsidiary banks. Such support may be required at times when, absent the Federal Reserve’s policy, a bank holding company may not be inclined to provide it. The expectation to serve as a source of financial strength is in addition to certain guarantees required under the prompt correction action provisions discussed below. A bank holding company’s failure to meet these obligations will generally be considered by the Federal Reserve to be an unsafe and unsound banking practice or a violation of Federal Reserve regulations, or both.

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

As a result of the Dodd-Frank Act, the Company also cannot engage in proprietary trading or establish or invest in private equity or hedge funds, subject to a few narrow exemptions. The so-called Volcker Rule became effective on July 21, 2012, however, the Federal Reserve exercised its authority to extend the conformance period for compliance with the Volker Rule for two years until July 21, 2014. The federal agencies tasked with jointly issuing implementing regulations, including the SEC, OCC, FDIC and Federal Reserve, issued a notice of proposed rulemaking in October 2011, with public comment due by February 13, 2012.

Holding Company Bank Ownership. The BHC Act requires every bank holding company to obtain the approval of the Federal Reserve before it may acquire, directly or indirectly, ownership or control of any voting shares of another bank or bank holding company if, after such acquisition, it would own or control more than 5% of any class of the outstanding voting shares of such other bank or bank holding company, acquire all or substantially all the assets of another bank or bank holding company or merge or consolidate with another bank holding company. The BHC Act further provides that the Federal Reserve may not approve any transaction that would result in a monopoly or would be in furtherance of any combination or conspiracy to monopolize or attempt to monopolize the business of banking in any section of the United States, or the effect of which may be substantially to lessen competition or to tend to create a monopoly in any section of the country, or that in any other manner would be in restraint of trade, unless the anticompetitive effects of the proposed transaction are clearly outweighed by the public interest in meeting the convenience and needs of the community to be served. The Federal Reserve is also required to consider the financial and managerial resources and future prospects of the bank holding companies and banks concerned and the convenience and needs of the community to be served. Consideration of financial resources generally focuses on capital adequacy, and consideration of convenience and needs issues includes the parties’ performance under the Community Reinvestment Act or CRA. In addition, the Federal Reserve must take into account the institutions’ effectiveness in combating money laundering.

Holding Company Non-bank Ownership. With certain exceptions, the BHC Act prohibits a bank holding company from acquiring or retaining, directly or indirectly, ownership or control of more than 5% of the outstanding voting shares of any company that is not a bank or bank holding company, or from engaging, directly or indirectly, in activities other than those of banking, managing or controlling banks, or providing services for its subsidiaries. The principal exceptions to these prohibitions involve certain non-bank activities that have been identified, by statute or by Federal Reserve regulation or order as activities so closely related to the business of banking or of managing or controlling banks as to be a proper incident thereto. Business activities that have been determined to be so related to banking include securities brokerage services, investment advisory services, fiduciary services and certain management advisory and data processing services, among others. As described below, a bank holding company that qualifies as a “financial holding company” also may engage in a broader range of activities that are financial in nature (and complementary to such activities). Additional limitations on expansion were implemented by the Dodd-Frank Act’s amendments to the BHC Act, which prohibit mergers or acquisitions if the resulting institution would own or control more than 10% of the aggregate consolidated liabilities of all U. S. financial companies.

Bank holding companies that qualify and elect to become financial holding companies may engage in non-bank activities that have been identified by the Gramm-Leach-Bliley Act of 1999 (“GLB Act”) or by Federal Reserve and Treasury regulation as financial in nature or incidental to a financial activity. The Federal Reserve may also determine that a financial holding company may engage in certain activities that are complementary to a financial activity. Activities that are defined as financial in nature include securities underwriting, dealing and market making, sponsoring mutual funds and investment companies, engaging in insurance underwriting and agency activities, and making merchant banking investments in non-financial companies. In order to become or remain a financial holding company, a bank holding company and its bank subsidiaries, must be well-capitalized, well-managed, and, except in limited circumstances, have at least satisfactory CRA ratings. A financial holding company must also file a certification with the Federal Reserve that all its depository institution subsidiaries are well-capitalized and well managed. If, after becoming a financial holding company and undertaking activities not permissible for a bank holding company, the company fails to continue to meet any of the prerequisites for financial holding company status, the company must enter into an agreement with the Federal Reserve to comply with all applicable capital and management requirements. If the company does not return to compliance within 180 days, the Federal Reserve may order the company to divest its subsidiary banks or the company may discontinue or divest investments in companies engaged in, activities permissible only for a bank holding company that has elected to be treated as a financial holding company. On March 30, 2009, the Company withdrew its election to be a financial holding company, and is now required to limit its activities to those permissible for a bank holding company.

Change in Control. In the event that the BHC Act is not applicable to a person or entity, the Change in Bank Control Act of 1978 (“CIBC Act”) requires prior notice to the Federal Reserve before any person or entity may acquire “control” of a bank or bank holding company. A limited number of exemptions apply to such transactions. Subject to more recent guidance issued by the Federal Reserve, control is conclusively presumed to exist if a person or entity acquires 25% or more of the outstanding shares of any class of voting stock of the bank holding company or insured depository institution. Control is rebuttably presumed to exist if a person or entity acquires 10% or more but less than 25% of such voting stock and either the issuer has a class of registered securities under Section 12 of the Exchange Act, or no other person or entity will own, control or hold the power to vote a greater percentage of such voting stock immediately after the transaction. In some instances, such as when an investor is a private equity fund, the Federal Reserve will require information from an entity acquiring 5% or more of a class of voting securities of a bank holding company.

The Federal Reserve has stated that generally it will be able to conclude that an investor does not have “control” of a bank or bank holding company if it does not own in excess of 15% of the voting power and 33% of the total equity of the relevant bank or bank holding company. Under prior Federal Reserve guidance, a board seat was generally not permitted for non-controlling investment of 10% or greater of the equity or voting power. Under revised guidance, however, the Federal Reserve may permit a non-controlling investor to have up to two board seats if the investor’s aggregate board representation is proportionate to its total interest in the bank or bank holding company but does not exceed 25% of the voting members of the board and another shareholder of the bank or bank holding company controls the bank or bank holding company under the BHC Act. The Federal Reserve has also set forth the terms of nonvoting equity securities it will deem to be voting securities and gives examples of other indicia of control beyond just equity ownership limits.

State Law Restrictions. As a Nevada corporation, the Company is subject to certain limitations and restrictions under applicable Nevada corporate law. For example, Nevada law imposes restrictions relating to indemnification of directors, maintenance of books, records and minutes and observance of certain corporate formalities. The Company is also a bank holding company within the meaning of state law in the states where its subsidiary banks are located. For example, it is subject to examination by and may be required to file reports with the Nevada Financial Institutions Division or the Nevada FID under sections 666.095 and 666.105 of the Nevada Revised Statutes. Any transfer of control of a Nevada bank holding company must be approved in advance by the Nevada Commissioner.

Likewise, under section 6-142 of the Arizona Revised Statutes, no person may acquire control of a company that controls an Arizona bank without the prior approval of the Arizona Superintendent of Financial Institutions, or Arizona Superintendent. A person who has the power to vote 15% or more of the voting stock of a controlling company is presumed to control the company.

The Company also is subject to the examination and reporting requirements of the California Department of Financial Institutions, or the California DFI, under sections 1283 and 1284 of the California Financial Code. Any transfer of control of a corporation that controls a California bank requires the prior approval of the California Commissioner of Financial Institutions, or the California Commissioner.

Bank Regulation

General. On December 31, 2010, the Company merged its former Alta Alliance Bank subsidiary into its Torrey Pines Bank subsidiary, and its former First Independent Bank of Nevada subsidiary into its Alliance Bank of Arizona subsidiary. As part of the latter merger, Alliance Bank of Arizona was renamed Western Alliance Bank doing business as Alliance Bank of Arizona (in Arizona) and First Independent Bank (in Nevada). Following this charter consolidation, the Company controls three subsidiary banks: Bank of Nevada located in Las Vegas, Nevada, Western Alliance Bank located in Phoenix, Arizona, and Torrey Pines Bank located in San Diego, California. All three banks are state-chartered, nonmember banks and are subject to regulation, supervision and examination by the FDIC, which is their primary federal banking agency. In addition, Bank of Nevada is chartered in Nevada and subject to supervision by the Nevada FID, Western Alliance Bank is chartered in Arizona and is subject to supervision by the Arizona Department of Financial Institutions, and Torrey Pines Bank is chartered in California and is subject to supervision by the California DFI.

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

Deposit Insurance Assessments. Deposits in the banks are insured by the FDIC to applicable limits through the DIF. All of the Company’s subsidiary banks are required to pay deposit insurance premiums, which are generally assessed semiannually and paid quarterly. The FDIC utilizes a risk-based assessment system that imposes insurance premiums based upon a risk matrix that takes into account a bank’s capital level and supervisory rating. The risk matrix utilizes four risk categories (plus a category for large and highly complex institutions) which are distinguished by capital levels and supervisory ratings. Banks with higher levels of capital and a low degree of supervisory concern are assessed lower premiums than banks with lower levels of capital or a higher degree of supervisory concern. On February 7, 2011, the FDIC approved a final rule to implement deposit insurance assessment changes called for under the Dodd-Frank Act. The final rate schedule went into effect on April 1, 2011. The deposit insurance initial base assessment rates currently range from 2.5 basis points (for a financial institution in Risk Category I) to 45 basis points (for financial institutions in Risk Category IV or large, highly complex institutions), but may be higher under certain conditions. The base for deposit insurance assessments has been changed under the Dodd-Frank Act and the FDIC’s implementing rules, and is now defined as average consolidated total assets during the assessment period less average tangible equity capital during the assessment period. The banks’ average consolidated total assets and average tangible equity capital are defined in the schedule of quarterly averages in the Consolidated Reports of Condition and Income, commonly referred to as Call Reports, using a daily averaging method. In addition, the FDIC collects the Financing Corporation, or FICO deposit assessments on assessable deposits. FICO, assessments are set quarterly, and in 2012 ranged from 0.66 basis points in the first quarter to 0.66 basis points in the fourth quarter.

In November 2009, the FDIC issued a rule that required all insured depository institutions, with limited exceptions, to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011 and 2012. The FDIC also adopted a uniform three-basis point increase in assessment rates effective on January 1, 2011. In December 2009, the Company paid $34.3 million in prepaid risk-based assessments, which included $2.2 million related to the fourth quarter of 2009 that would have otherwise been payable in the first quarter of 2010. This amount is included in deposit insurance expense for 2009. The remaining pre-paid deposit insurance was included in other assets in the accompanying consolidated balance sheets as of December 31, 2012.

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

Bank of Nevada has been placed under informal supervisory oversight by banking regulators in the form of a memorandum of understanding. The oversight requires enhanced supervision by the Board of Directors of the bank, and the adoption or revision of written plans and/or policies addressing such matters as asset quality, credit underwriting and administration, the allowance for loan and lease losses, loan and investment portfolio risks, and loan concentrations. The bank is also prohibited from paying dividends or making other distributions to the Company without prior regulatory approval and is required to maintain higher levels of Tier 1 capital than otherwise would be required to be considered well-capitalized under federal capital guidelines. In addition, the bank is required to provide regulators with prior notice of certain management and director changes and, in certain cases, to obtain their non-objection before engaging in a transaction that would materially change its balance sheet composition. The Company believes Bank of Nevada is in full compliance with the requirements of the memorandum of understanding.

Capital Standards

Regulatory Capital Guidelines. The Federal Reserve and the FDIC have risk-based capital adequacy guidelines intended to measure capital adequacy with regard to the degree of risk associated with a banking organization’s operations for transactions reported on the balance sheet as assets and transactions, such as letters of credit and recourse arrangements, that are reported as off-balance-sheet items. The Company and its subsidiary banks are required to comply with these capital adequacy standards. Under these guidelines, the nominal dollar amounts of assets on the balance sheet and credit-equivalent amounts of off- balance-sheet items are multiplied by one of several risk adjustment percentages. These range from 0.0% for assets with low credit risk, such as cash and certain U.S. government securities, to 100.0% for assets with relatively higher credit risk, such as business loans. A banking organization’s risk-based capital ratios are obtained by dividing its Tier 1 capital and total qualifying capital (Tier 1 capital and a limited amount of Tier 2 capital) by its total risk-adjusted assets and certain off-balance-sheet items. Tier 1 capital consists of common stock, retained earnings, non-cumulative perpetual preferred stock, trust preferred securities up to a certain limit, and minority interests in certain subsidiaries, less most other intangible assets. Tier 2 capital consists of preferred stock not qualifying as Tier 1 capital, limited amounts of subordinated debt, other qualifying term debt, a limited amount of the allowance for loan and lease losses and certain other instruments that have some characteristics of equity. The inclusion of elements of Tier 2 capital as qualifying capital is subject to certain other requirements and limitations of the federal banking supervisory agencies. Since December 31, 1992, to be considered adequately capitalized, the Federal Reserve and the FDIC have required a minimum ratio of Tier 1 capital to risk-adjusted assets and certain off-balance-sheet items of 4.0% and a minimum ratio of qualifying total capital to risk-adjusted assets and certain off-balance-sheet items of 8.0%.

The Federal Reserve and the FDIC require banking organizations to maintain a minimum amount of Tier 1 capital relative to average total assets, referred to as the leverage ratio. The principal objective of the leverage ratio is to constrain the maximum degree to which a banking organization may leverage its equity capital base. For a banking organization rated in the highest of the five categories used by regulators to rate banking organizations, to be considered adequately capitalized, the minimum leverage ratio of Tier 1 capital to total assets is 3.0%. However, an institution with a 3.0% leverage ratio would be unlikely to receive the highest rating since a strong capital position is a significant part of the regulators’ rating criteria. All banking organizations not rated in the highest category must maintain an additional capital cushion of 100 to 200 basis points. The Federal Reserve and the FDIC have the discretion to set higher minimum capital requirements for specific institutions. Furthermore, the Federal Reserve has previously indicated that it may consider a “tangible Tier 1 capital leverage ratio” (thereby deducting all intangibles from Tier 1 capital) and other indicators of capital strength in evaluating proposals for expansion or new activities. The Company’s tier one leverage ratio at December 31, 2012 was 10.1%. A bank that does not achieve and maintain the required capital levels may be issued a capital directive by the Federal Reserve or the FDIC, as appropriate, to ensure the maintenance of required capital levels.

The federal regulatory authorities’ risk-based capital guidelines are based upon the 1988 capital accord (“Basel I”) of the Basel Committee on Banking Supervision (the “Basel Committee”). The Basel Committee is a committee of central banks and bank supervisors/regulators from the major industrialized countries that develops broad policy guidelines for use by each country’s supervisors in determining the supervisory policies they apply. In 2004, the Basel Committee published a new capital accord (“Basel II”) to replace Basel I. Basel II provides two approaches for setting capital standards for credit risk – an internal ratings-based approach tailored to individual institutions’ circumstances and a standardized approach that bases risk weightings on external credit assessments to a much greater extent than permitted in existing risk-based capital guidelines. Basel II also would set capital requirements for operational risk and refine the existing capital requirements for market risk exposures. In July 2010, the Basel Committee adopted the key design elements for Basel III and, in September 2010, adopted the transition measures. The requirements of the Dodd-Frank Act have largely surpassed the regulatory requirements called for by Basel III. Regulators have begun the process of adopting standards required under the Dodd-Frank Act to remove reliance on credit rating agencies. In June 2012, the federal banking agencies announced three proposed rulemakings on proposed regulatory capital rules designed, in parts to implement the Basel III requirements and to implement the “standardized” approach of Basel II for non-core banks and bank holding companies.

The capital framework under the Basel III proposal would replace the existing regulatory capital rules for all banks, savings associations and U.S. bank holding companies with greater than $500 million in total assets, and all savings and loan holding companies. The Basel III proposals were initially expected to begin phasing in on January 1, 2013, but in a joint statement released on November 9, 2012, the federal banking regulatory agencies announced that the implementation of the proposed rules to effect Basel III in the United States was indefinitely delayed. No new time frame for implementation has been provided.

If implemented as currently proposed, among other things, the Basel III rules would impact regulatory capital ratios of banking organizations in the following manner, when fully phased in:

•	Create a new requirement to maintain a ratio of common equity tier 1 capital to total risk-weighted assets of not less than 4.5%;

•	Increase the minimum leverage capital ratio to 4.0% for all banking organizations (currently 3.0% for certain banking organizations);

•	Increase the minimum tier 1 risk-based capital ratio from 4.0% to 6.0%; and

•	Maintain the minimum total risk-based capital ratio at 8.0%.

In addition, the proposed rules would subject a banking organization to certain limitations on capital distributions and discretionary bonus payments to executive officers if the organization did not maintain a capital conservation buffer of common equity tier 1 capital in an amount greater than 2.5% of its total risk-weighted assets. The effect of the capital conservation buffer will be to increase the minimum common equity tier 1 capital ratio to 7.0%, the minimum tier 1 risk-based capital ratio to 8.5% and the minimum total risk-based capital ratio to 10.5%.

As currently proposed, at the beginning of the Basel III phase-in period, banks and bank holding companies will be required to maintain a ratio of common equity tier 1 capital to risk-weighted assets of 3.5%, a ratio of tier 1 capital to risk-weighted assets of 4.5%, and a ratio of total capital to risk-weighted assets of 8.0%.

The proposed rules would also change the capital categories for insured depository institutions for purposes of prompt corrective action as, discussed more fully below. Under the proposed rules, to be well capitalized, an insured depository institution would be required to maintain a minimum common equity tier 1 capital ratio of at least 6.5%, a tier 1 risk-based capital ratio of at least 8.0%, a total risk-based capital ratio of at least 10.0%, and a leverage capital ratio of at least 5.0%. In addition, the Basel III proposal would establish more conservative standards for including an instrument in regulatory capital and impose certain deductions from and adjustments to the measure of common equity tier 1 capital.

The second proposal that federal banking agencies announced in June 2012, the Basel II standardized approach, would revise the method for calculating risk-weighted assets to enhance risk sensitivity, particularly with respect to equity exposures to investment funds (including mutual funds), foreign exposures, and residential real estate assets. It would also establish alternatives to credit ratings for calculating risk-weighted assets consistent with the Dodd-Frank Act.

We are continuing to assess the ultimate impact of the proposed capital standards on the Company and the subsidiary banks. We cannot predict whether the proposed rules will be adopted, if at all, in the form proposed or if they will be modified in any material respect during the rulemaking process.

The final Basel III framework also requires banks and bank holding companies to measure their liquidity against specific liquidity tests. Although similar in some respects to liquidity measures historically applied by banks and regulators for management and supervisory purposes, the Basel III framework would require specific liquidity tests by rule. The federal banking agencies have not yet proposed rules implementing the Basel III liquidity framework, nor have they announced if the framework will apply to non-core banks and bank holding companies.

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

Dividends. The Company has never declared or paid cash dividends on its common stock. The Company currently intends to retain any future earnings for future growth and does not anticipate paying any cash dividends in the foreseeable future. Any determination in the future to pay dividends will be at the discretion of Western Alliance’s board of directors and will depend on the company’s earnings, financial condition, results of operations, business prospects, capital requirements, regulatory restrictions, contractual restrictions and other factors that the board of directors may deem relevant.

The Company’s ability to pay dividends is subject to the regulatory authority of the Federal Reserve. The supervisory concern of the Federal Reserve focuses on a bank holding company’s capital position, its ability to meet its financial obligations as they come due, and its capacity to act as a source of financial strength to its subsidiaries. In addition, Federal Reserve policy discourages the payment of dividends by a bank holding company that are not supported by current operating earnings.

As a Nevada corporation, the Company also is subject to limitations under Nevada law on the payment of dividends. Under Nevada corporate law, section 78.288 of the Nevada Revised Statutes provides that no cash dividend or other distribution to shareholders, other than a stock dividend, may be made if, after giving effect to the dividend, the corporation would not be able to pay its debts as they become due or, unless specifically allowed by the articles of incorporation, the corporation’s total assets would be less than the sum of its total liabilities and the claims of preferred stockholders upon dissolution of the corporation.

From time to time, the Company may become a party to financing agreements and other contractual obligations that have the effect of limiting or prohibiting the declaration or payment of dividends such as the Series B Preferred Stock it issued pursuant to the SBLF. So long as the SBLF Preferred Stock remains outstanding, the Company may only declare and pay dividends on its common stock if: (1) SBLF Preferred Stock dividend payments are current, and (2) the Company’s Tier 1 capital following payment of the common stock dividend would remain at or above the applicable threshold provided in Schedule A of the Certificate of Designations for the SBLF Preferred Stock. Additional restrictions on common stock dividends apply if the Company does not timely pay dividends on the SBLF Preferred Stock. Holding company expenses and obligations with respect to its outstanding trust preferred securities and corresponding subordinated debt also may limit or impair the Company’s ability to declare and pay dividends.

Since the Company has no significant assets other than the voting stock of its subsidiaries, it currently depends on dividends from its bank subsidiaries and, to a lesser extent, its non-bank subsidiaries, for a substantial portion of its revenue and as the primary sources of its cash flow. The ability of a state non-member bank to pay cash dividends is restricted by federal law or regulations. For example, under the Federal Deposit Insurance Corporation Act, an insured institution may not pay a dividend if payment would cause it to become undercapitalized or if it is already undercapitalized. Furthermore, the FDIC has issued a policy statement indicating that banks should generally pay dividends only out of current operating earnings. In addition, the memorandum of understanding to which Bank of Nevada is subject prohibits the payment of dividends or other distributions to the Company without prior regulatory approval.

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

•

Under section 1132 of the California Financial Code, Torrey Pines Bank may not, without the prior approval of the California Commissioner, make a distribution to its shareholders in an amount exceeding the bank’s retained earnings or its net income during its last three fiscal years, less any previous distributions made during that period by the bank or its subsidiaries, whichever is less. Under section 1133 of the California Financial Code, the California Commissioner may approve a larger distribution, but in no event to exceed the bank’s net income during the year, net income during the prior fiscal year or retained earnings, whichever is greatest.

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

Selected Regulation of Banking Activities

Transactions with Affiliates. Banks are subject to restrictions imposed by Sections 23A and 23B of Federal Reserve Act and regulations adopted by the Federal Reserve thereunder with regard to extensions of credit to affiliates, investments in securities issued by affiliates and the use of affiliates’ securities as collateral for loans to any borrower. Specifically, the Company’s subsidiary banks may only engage in lending and other “covered transactions” with non-bank and non-savings bank affiliates to the following extent: (a) in the case of any single such affiliate, the aggregate amount of covered transactions of the applicable subsidiary bank and its subsidiaries may not exceed 10% of the capital stock and surplus of the applicable subsidiary bank; and (b) in the case of all affiliates, the aggregate amount of covered transactions of the applicable subsidiary bank and its subsidiaries may not exceed 20% of the capital stock and surplus of the applicable subsidiary bank. Covered transactions are also subject to certain collateralization requirements. “Covered transactions” are defined by statute to include a loan or extension of credit, as well as a purchase of securities issued by an affiliate, a purchase of assets (unless otherwise exempted by the Federal Reserve) from the affiliate, the acceptance of securities issued by the affiliate as collateral for a loan, and the issuance of a guarantee, acceptance or letter of credit on behalf of an affiliate. The Dodd-Frank Act has expanded the definition of covered transactions and increased the timing and other aspects of the collateral requirements associated with covered transactions. All covered transactions, including certain additional transactions (such as transactions with a third party in which an affiliate has a financial interest), must be conducted on prevailing market terms and on terms substantially the same, or at least as favorable, to the bank as those prevailing at that time for comparable transactions with or involving other non-affiliated persons. These laws and regulations may limit the ability of the Company to obtain funds from its subsidiary banks for its cash needs, including funds for payment of dividends, interest and operational expenses.

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

Banking Agency Loan Guidance. In December 2006, the Federal Reserve, FDIC and other federal banking agencies issues final guidance on sound risk management practices for concentrations in commercial real estate, or CRE lending. The CRE guidance provided supervisory criteria, including numerical indicators to direct examiners in identifying institutions with potentially significant CRE loan concentrations that may warrant greater supervisory scrutiny. The CRE criteria do not constitute limits on CRE lending, but the CRE guidance does provide certain additional expectations, such as enhanced risk management practices and levels of capital, for banks with concentrations in CRE lending. The FDIC issued additional guidance in March 2008 reinforcing the 2006 guidance and addressing steps institutions with potentially significant CRE concentrations should take to reduce or mitigate the risk of the concentration.

During 2007, the Federal Reserve, FDIC and other federal banking agencies issued final guidance on subprime mortgage lending to address issues relating to certain subprime mortgages, especially adjustable-rate mortgage products that can cause payment shock. The subprime guidance described the prudent safety and soundness and consumer protection standards that the regulators expect banks and financial institutions to follow to ensure borrowers obtain loans they can afford to repay.

Tying Arrangements. The Company and its subsidiary banks are prohibited from engaging in certain tying arrangements in connection with any extension of credit, sale or lease of property or furnishing of services. With certain exceptions for traditional banking services, the Company’s subsidiary banks may not condition an extension of credit to a customer on a requirement that the customer obtain additional credit, property or services from the bank, the Company or any of it’s other subsidiaries, that the customer provide some additional credit, property or services to the bank, the Company or any of the Company’s other subsidiaries or that the customer refrain from obtaining credit, property or other services from a competitor.

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

Safety and Soundness Standards. Federal law imposes upon banks certain non-capital safety and soundness standards. The federal banking agencies have issued joint guidelines for safe and sound banking operations. These standards cover internal controls, information systems, internal audit systems, loan documentation, credit underwriting, interest rate risk exposure, earnings asset growth, compensation and benefits. Additional standards apply to asset quality, earnings and stock valuation. An institution that fails to meet these standards must develop a plan, acceptable to its regulators, specifying the steps that the institution will take to meet the standards. Failure to submit or implement such a plan may subject the institution to regulatory sanctions.

Consumer Protection Laws and Regulations

The banking regulatory authorities have increased their attention in recent years to compliance with the consumer protection laws and their implementing regulations. Examination and enforcement activities have become more intense in nature, and insured institutions have been advised to monitor carefully their compliance with such laws and regulations. Banks are subject to many federal consumer protection statutes and regulations, some of which are discussed below. The Dodd-Frank Act created the Bureau of Consumer Financial Protection, or the Bureau, which has rulemaking and oversight authority of most federal consumer financial protection laws. On July 21, 2011, the rulemaking and certain enforcement authority for enumerated federal consumer financial protection laws was transferred to the Bureau. As a result of this transfer, the Bureau now has significant interpretive and enforcement authority with respect to many of the federal laws and regulations under which we operate. In accordance with this authority, the Bureau has officially transferred many of the regulations formerly administered by the Federal Reserve and the U.S. Department of Housing and Urban Development, to a new chapter of Title 12 of the Code of Federal Regulations maintained by the Bureau, many of which deal with consumer credit, account disclosures and residential mortgage lending. Although the Bureau did not make significant or substantive changes to the rules as part of this transfer, it now has authority to promulgate guidance and interpretations of these rules and regulations in a manner that could differ from prior interpretations of the other federal regulatory bodies.

Community Reinvestment Act. The CRA and its implementing regulations are intended to encourage insured depository institutions, while operating safely and soundly, to help meet the credit needs of their communities. The CRA specifically directs the federal regulatory agencies, when examining insured depository institutions, to assess a bank’s record of helping meet the credit needs of its entire community, including low- and moderate-income neighborhoods, consistent with safe and sound banking practices. The CRA further requires the agencies to take a financial institution’s record of meeting its community credit needs into account when evaluating applications for, among other things, domestic branches, mergers or acquisitions, and holding company formations. A CRA rating other than “outstanding” or “satisfactory” can substantially delay or block a transaction. Based upon their most recent CRA examinations, Bank of Nevada received a rating of “outstanding”; Western Alliance Bank received a rating of “satisfactory”; and Torrey Pines Bank received a rating of “satisfactory.”

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

Truth in Lending Act. The Truth in Lending Act, or TILA, is designed to ensure that credit terms are disclosed in a meaningful way so that consumers may compare credit terms more readily and knowledgeably. Under TILA, all creditors must use the same credit terminology to express rates and payments, including the annual percentage rate, the finance charge, the amount financed, the total of payments and the payment schedule, among other things.

Fair Housing Act. The Fair Housing Act, or FHA, regulates many practices, and makes it unlawful for any lender to discriminate in its housing-related lending activities against any person because of race, color, religion, national origin, sex, handicap or familial status. A number of lending practices have been found by regulators and/or courts to be illegal under the FHA, including some practices that are not specifically mentioned in the FHA.

Home Mortgage Disclosure Act. The Home Mortgage Disclosure Act, or HMDA, grew out of public concern over credit shortages in certain urban neighborhoods and provides public information that is intended to help to show whether financial institutions are serving the housing credit needs of the neighborhoods and communities in which they are located. The HMDA also includes a “fair lending” aspect that requires the collection and disclosure of data about applicant and borrower characteristics as a way of identifying possible discriminatory lending patterns and enforcing anti-discrimination statutes. Beginning with data reported for 2005, the amount of information that financial institutions collect and disclose concerning applicants and borrowers has expanded, which has increased the attention that HMDA data receives from state and federal banking supervisory authorities, community-oriented organizations and the general public.

Real Estate Settlement Procedures Act. The Real Estate Settlement Procedures Act, or RESPA, requires lenders to provide borrowers with disclosures regarding the nature and cost of real estate settlements. RESPA also prohibits certain practices perceived as abusive, such as kickbacks and fee-splitting without providing settlement services.

Penalties under the above laws may include fines, reimbursements and other penalties. Violation or inadequate compliance management also can result in one or more of the enforcement actions described above and could restrict the ability of a bank to engage in certain activities or transactions, such as mergers and acquisitions. Due to heightened regulatory concern related to compliance with these laws generally, Western Alliance and its subsidiary banks may incur additional compliance costs or be required to expend additional funds for investments in its local community.

Predatory Lending

“Predatory lending” is a far-reaching concept and potentially covers a broad range of behavior. As such, it does not lend itself to a concise or comprehensive definition. However, predatory lending typically involves one or more of the following elements:

•	making unaffordable loans based on the borrower’s assets rather than the borrower’s ability to repay an obligation;

•	inducing a borrower to refinance a loan repeatedly in order to charge high points and fees each time the loan is refinanced, or “loan flipping”; and

•	engaging in fraud or deception to conceal the true nature of the loan obligation from an unsuspecting or unsophisticated borrower.

The Home Ownership Equity and Protection Act of 1994 (“HOEPA”) and regulations adopted by the Federal Reserve thereunder require certain disclosures and extend additional protection to borrowers in closed end consumer credit transactions, such as home repairs or renovation, that are secured by a mortgage on the borrower’s primary residence. The HOEPA disclosures and protections are applicable to such “high cost” transactions with any of the following features:

•	interest rates for first lien mortgage loans more than eight percentage points above the yield on U.S. Treasury securities having a comparable maturity;

•	interest rates for subordinate lien mortgage loans more than 10 percentage points above the yield on U.S. Treasury securities having a comparable maturity; or

•	total points and fees paid in connection with the credit transaction that exceed the greater of either 8% of the loan amount or a specified dollar amount that is inflation-adjusted each year.

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

In December 2007, the Federal Reserve issued proposed rules under HOEPA in order to address certain practices in the subprime mortgage market. The proposed rules would require disclosures and additional protections or prohibitions on practices connected with “higher-priced mortgages,” which the proposed rules define as closed-end loans that are secured by a consumer’s principal dwelling and carry interest rates that exceed the yield on comparable U.S. Treasury securities by at least 3 percentage points for first-lien loans, or 5 percentage points for subordinate-lien loans.

Privacy

Under the Gramm Leach Bliley Act, or GLBA, all financial institutions, including the Company, its bank subsidiaries and certain of their non-banking affiliates and subsidiaries are required to establish policies and procedures to restrict the sharing of non-public customer data with non-affiliated parties at the customer’s request and to protect customer data from unauthorized access. In addition, the Fair Credit Reporting Act of 1971, or FCRA includes many provisions concerning national credit reporting standards and permits consumers, including customers of our subsidiary banks, to opt out of information-sharing for marketing purposes among affiliated companies. The Fair and Accurate Credit Transactions Act of 2004 amended certain provisions of the FRCA, and requires banks and other financial institutions to notify their customers if they report negative information about them to a credit bureau or if they are granted credit on terms less favorable than those generally available. The Bureau has extensive rulemaking authority under the FCRA, and the Company and its subsidiary banks are subject to these provisions. We have developed policies and procedures for itself and its subsidiaries to maintain compliance and believes it is in compliance with all privacy, information sharing and notification provisions of the GLBA Act and the FCRA.

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

Compliance

In order to assure that the Company and its subsidiary banks are in compliance with the laws and regulations that apply to their operations, including those summarized herein, the Company and each of its subsidiary banks employs a compliance and risk management staff. The Company is regularly reviewed by the Federal Reserve and the subsidiary banks are regularly reviewed by the FDIC and their respective state and federal banking agencies, as part of which their compliance with applicable laws and regulations is assessed.

Corporate Governance and Accounting Legislation

Sarbanes-Oxley Act of 2002. The Sarbanes-Oxley Act (“SOX”) was adopted for the stated purpose of increasing corporate responsibility, enhance penalties for accounting and auditing improprieties at publicly traded companies, and protect investors by improving the accuracy and reliability of corporate disclosures pursuant to the securities laws. It applies generally to all companies that file or are required to file periodic reports with the SEC under the Exchange Act, which includes Western Alliance. Under SOX, the SEC and securities exchanges adopted extensive additional disclosure, corporate governance and other related rules. Among its provisions, SOX subjects bonuses issued to top executives to disgorgement if a subsequent restatement of a company’s financial statements was due to corporate misconduct, prohibits an officer or director from misleading or coercing an auditor, prohibits insider trades during pension fund “blackout periods,” imposes new criminal penalties for fraud and other wrongful acts and extends the period during which certain securities fraud lawsuits can be brought against a company or its officers.

Anti-Money Laundering and Anti-Terrorism Legislation

Congress enacted the Bank Secrecy Act of 1970, or the BSA, to require financial institutions, including the Company and its subsidiary banks, to maintain certain records and to report certain transactions to prevent such institutions from being used to hide money derived from criminal activity and tax evasion. The BSA establishes, among other things: (a) record keeping requirements to assist government enforcement agencies in tracing financial transactions and flow of funds; (b) reporting requirements for Suspicious Activity Reports and Currency Transaction Reports to assist government enforcement agencies in detecting patterns of criminal activity; (c) enforcement provisions authorizing criminal and civil penalties for illegal activities and violations of the BSA and its implementing regulations; and (d) safe harbor provisions that protect financial institutions from civil liability for their cooperative efforts.

Title III of the USA PATRIOT Act of 2001 amended the BSA and incorporates anti-terrorist financing provisions into the requirements of the BSA and its implementing regulations. Among other things, the USA PATRIOT Act requires all financial institutions, including the Company, its subsidiary banks and several of their non-banking affiliates and subsidiaries, to institute and maintain a risk-based anti-money laundering compliance program that includes a customer identification program, provides for information sharing with law enforcement and between certain financial institutions by means of an exemption from the privacy provisions of the GLB Act, prohibits U.S. banks and broker-dealers from maintaining accounts with foreign “shell” banks, establishes enhanced due diligence requirements for certain foreign correspondent banking and foreign private banking accounts and imposes additional record keeping requirements for certain correspondent banking arrangements. The USA PATRIOT Act also grants broad authority to the Secretary of the Treasury to take actions to combat money laundering, and federal bank regulators are required to evaluate the effectiveness of an applicant in combating money laundering in determining whether to approve any application submitted by a financial institution. The Company and its affiliates have adopted policies, procedures and controls to comply with the BSA and the USA PATRIOT Act, and they engage in very few transactions of any kind with foreign financial institutions or foreign persons.

The Treasury’s Office of Foreign Assets Control, or OFAC, administers and enforces economic and trade sanctions against targeted foreign countries, entities and individuals based on U.S. foreign policy and national security goals. As a result, U.S. Companies, including Western Alliance, its subsidiary banks and their non-banking affiliates and subsidiaries, must scrutinize transactions to ensure that they do not represent obligations of, or ownership interests in, entities owned or controlled by sanctioned targets. In addition, we and our subsidiaries must restrict transactions with certain targeted countries except as permitted by OFAC.

Regulatory Reform

As noted throughout, the requirements of the Dodd-Frank Act call for a number of rulemakings, studies and regulatory guidance from federal regulators. The Company and its subsidiary banks continue to monitor this ongoing regulatory process to determine the level of impact that it will have on its operations and activities.

Although the Dodd-Frank Act contains some specific timelines for the Federal regulatory agencies to follow, in some instances, the agencies have been unable to meet these deadlines and it remains unclear when implementing rules will be proposed and finalized. While our current assessment is that the Dodd-Frank Act and its implementing regulations will not have a materially greater effect on the Company than the rest of the commercial banking industry, given the uncertainty associated with the manner in which the provisions of the Dodd-Frank Act will be implemented, the full extent of the impact such requirements will have on our operations is unclear. The changes resulting from the Dodd-Frank Act may impact the profitability of our business activities, require changes to certain of our business practices, impose upon us more stringent capital, liquidity and leverage requirements or otherwise adversely affect our business. These changes may also require us to invest significant management attention and resources to evaluate and make any changes necessary to comply with new statutory and regulatory requirements as we continue to grow and approach $10 billion in total assets, which could include limiting our growth or expansionary activities. Failure to comply with the new requirements would negatively impact our results of operations and financial condition. While we cannot predict what effect any presently contemplated or future changes in the laws or regulations or their interpretations would have on us, these changes could be materially adverse to our investors.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For a discussion of quantitative and qualitative disclosures about market risk, please see Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Quantitative and Qualitative Disclosure about Market Risk” on page 53.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our consolidated financial statements and supplementary data included in this annual report begin at page 72 immediately following the index to consolidated financial statements page to this annual report.

McGladrey LLP

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Western Alliance Bancorporation

We have audited the accompanying consolidated balance sheets of Western Alliance Bancorporation and Subsidiaries (collectively referred to herein as the Company) as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income (loss), stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2012. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 1, 2013 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ McGLADREY LLP

Phoenix, Arizona

March 1, 2013

WESTERN ALLIANCE BANCORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2012	2011
	(in thousands, except share amounts)
Assets:
Cash and due from banks	$141,789	$116,866
Interest-bearing deposits in other financial institutions	62,836	38,129

Cash and cash equivalents	204,625	154,995
Money market investments	664	7,343
Investment securities—measured, at fair value	5,061	6,515
Investment securities—available-for-sale, at fair value; amortized cost of $926,050 at December 31, 2012 and $1,198,185 at December 31, 2011	939,590	1,190,385
Investment securities—held-to-maturity, at amortized cost; fair value of $292,819 at December 31, 2012 and $290,035 at December 31, 2011	291,333	286,258
Investments in restricted stock, at cost	30,936	33,520
Loans:
Held for sale	31,124	—
Held for investment, net of deferred fees	5,678,194	4,780,069
Less: allowance for credit losses	95,427	99,170

Total loans	5,582,767	4,680,899
Premises and equipment, net	107,910	105,546
Goodwill	23,224	25,925
Other intangible assets, net	6,539	9,807
Other assets acquired through foreclosure, net	77,247	89,104
Bank owned life insurance	138,336	133,898
Deferred tax assets, net	51,757	61,724
Prepaid expenses	12,029	16,470
Other assets	119,495	42,152

Total assets	$7,622,637	$6,844,541

Liabilities:
Deposits:
Non-interest-bearing demand	$1,933,169	$1,558,211
Interest-bearing	4,522,008	4,100,301

Total deposits	6,455,177	5,658,512
Customer repurchase agreements	79,034	123,626
Other borrowings	193,717	353,321
Junior subordinated debt, at fair value	36,218	36,985
Other liabilities	98,875	35,414

Total liabilities	6,863,021	6,207,858

Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred stock — par value $.0001 and liquidation value per share of $1,000; 20,000,000 authorized;141,000 issued and outstanding at December 31, 2012 and December 31, 2011	141,000	141,000
Common stock — par value $.0001; 200,000,000 authorized; 86,465,050 shares issued and outstanding at December 31, 2012 and 82,361,655 at December 31, 2011	9	8
Additional paid in capital	784,852	743,780
Accumulated deficit	(174,471)	(243,512)
Accumulated other comprehensive income (loss)	8,226	(4,593)

Total stockholders’ equity	759,616	636,683

Total liabilities and stockholders’ equity	$7,622,637	$6,844,541

See the accompanying notes.

WESTERN ALLIANCE BANCORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2012	2011	2010
	(in thousands except per share amounts)
Interest income:
Loans, including fees	$280,985	$261,443	$255,626
Investment securities—taxable	22,311	28,712	22,818
Investment securities—non-taxable	10,469	2,013	122
Dividends—taxable	1,207	1,124	617
Dividends—non-taxable	2,815	2,570	1,359
Other	508	729	1,271

Total interest income	318,295	296,591	281,813

Interest expense:
Deposits	16,794	27,977	41,329
Customer repurchase agreements	194	336	538
Other borrowings	9,116	8,282	3,745
Junior subordinated debt	1,928	2,328	3,648

Total interest expense	28,032	38,923	49,260

Net interest income	290,263	257,668	232,553
Provision for credit losses	46,844	46,188	93,211

Net interest income after provision for credit losses	243,419	211,480	139,342

Non-interest income:
Securities impairment charges recoginized in earnings	—	(226)	(1,186)
Gain on sales of securities, net	3,949	4,798	19,757
Mark to market gains (losses), net	653	5,621	(369)
Gain on extinguishment of debt	—	—	3,000
Service charges and fees	9,452	9,102	8,969
Income from bank owned life insurance	4,439	5,372	3,299
Other fee revenue	3,564	3,453	3,324
Amortization of affordable housing investments	(1,779)	—	—
Bargain purchase gain from acquisition	17,562	—	—
Other	6,886	6,337	10,042

Total non-interest income	44,726	34,457	46,836

Non-interest expense:
Salaries and employee benefits	105,044	93,140	86,586
Occupancy expense, net	18,815	19,972	19,580
Net loss on sales/valuations of repossessed assets and bank premises, net	4,207	24,592	28,826
Insurance	8,511	11,045	15,475
Legal, professional and director fees	8,229	7,678	7,591
Loan and repossessed asset expense	6,675	8,126	8,076
Marketing	5,607	4,676	4,061
Data processing	5,749	3,566	3,374
Intangible amortization	3,256	3,559	3,604
Customer service	2,604	3,336	4,256
Merger expenses	2,819	1,564	1,651
Goodwill and intangible impairment	3,435	—	—
Other	13,909	14,344	13,678

Total non-interest expense	188,860	195,598	196,758

Income (loss) from continuing operations before provision income taxes	99,285	50,339	(10,580)
Income tax provision (benefit)	23,961	16,849	(6,410)

Income (loss) from continuing operations	75,324	33,490	(4,170)
Loss from discontinued operations, net of tax benefit	(2,490)	(1,996)	(3,025)

Net income (loss)	72,834	31,494	(7,195)
Dividends and accretion on preferred stock	3,793	16,206	9,882

Net income (loss) available to common shareholders	$69,041	$15,288	$(17,077)

WESTERN ALLIANCE BANCORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(continued)

	Year Ended December 31,
	2012	2011	2010
	(in thousands except per share amounts)
Earnings (loss) per share from continuing operations:
Basic	$0.87	$0.21	$(0.19)
Diluted	$0.86	$0.21	$(0.19)
Loss per share from discontinued operations:
Basic	$(0.03)	$(0.02)	$(0.04)
Diluted	$(0.03)	$(0.02)	$(0.04)
Earnings (loss) per share applicable to common shareholders:
Basic	$0.84	$0.19	$(0.23)
Diluted	$0.83	$0.19	$(0.23)
Weighted average number of common shares outstanding:
Basic	82,285	80,909	75,083
Diluted	82,912	81,183	75,083
Dividends declared per common share	$—	$—	$—

See the accompanying notes.

WESTERN ALLIANCE BANCORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31,
	2012	2011	2010
		(in thousands)
Net income (loss)	$72,834	$31,494	$(7,195)

Other comprehensive income (loss), net:
Unrealized gain (loss) on securities available-for-sale (AFS), net	15,842	7,194	(2,865)
Impairment loss on securities, net	—	144	736
Unrealized gain on cash flow hedge, net	17	519	—
Realized gain on cash flow hedge, net	(519)	—	—
Realized gain on sale of securities AFS included in income, net	(2,521)	(3,028)	(12,698)

Net other comprehensive income (loss)	12,819	4,829	(14,827)

Comprehensive income (loss)	$85,653	$36,323	$(22,022)

Amount of impairment losses reclassified out of accumulated other comprehensive income into earnings	$—	$226	$1,186

Income tax benefit related to impairment losses	$—	$82	$450

See the accompanying notes.

.

WESTERN ALLIANCE BANCORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

						Accumulated
	Preferred Stock		Common Stock		Additional	Other		Total
					Paid in	Comprehensive	Accumulated	Stockholders’
	Shares Amount		Shares	Amount	Capital	Income (Loss)	(Deficit)	Equity
				(in thousands)
Balance, December 31, 2009:	140	$127,945	72,504	$7	$684,092	$5,405	$(241,724)	$575,725
Net loss	—	—	—	—	—	—	(7,195)	(7,195)
Issuance of common stock, net (1)	—	—	8,050	1	47,573	—	—	47,574
Exercise of stock options	—	—	30	—	164	—	—	164
Exercise of common stock warrants	—	—	162	—	195	—	—	195
Stock-based compensation	—	—	276	—	3,126	—	—	3,126
Restricted stock grants, net	—	—	647	—	4,411	—	—	4,411
Accretion on preferred stock discount	—	2,882	—	—	—	—	(2,882)	—
Dividends on preferred stock	—	—	—	—	—	—	(7,000)	(7,000)
Other comprehensive loss, net	—	—	—	—	—	(14,827)	—	(14,827)

Balance, December 31, 2010	140	130,827	81,669	8	739,561	(9,422)	(258,800)	602,174

Net income	—	—	—	—	—	—	31,494	31,494
Exercise of stock options	—	—	53	—	362	—	—	362
Stock-based compensation	—	—	304	—	2,692	—	—	2,692
Restricted stock grants, net	—	—	336	—	1,580	—	—	1,580
Preferred stock redemption and accelerated accretion of preferred stock discount	(140)	(133,086)	—	—	—	—	(6,914)	(140,000)
Issuance of preferred stock	141	141,000	—	—	—	—	—	141,000
Dividends on preferred stock	—	—	—	—	—	—	(7,033)	(7,033)
Accretion on preferred stock discount	—	2,259	—	—	—	—	(2,259)	—
Repurchase of w arrant	—	—	—	—	(415)	—	—	(415)
Other comprehensive income, net	—	—	—	—	—	4,829	—	4,8 29

Balance, December 31, 2011	141	141,000	82,362	8	743,780	(4,593)	(243,512)	636,683

Net income	—	—	—	—	—	—	72,834	72,834
Issuance of common stock, net (2)	—	—	2,966	1	31,952	—	—	31,953
Exercise of stock options	—	—	397	—	2,802	—	—	2,802
Stock-based compensation	—	—	183	—	1,939	—	—	1,939
Restricted stock grants, net	—	—	557	—	4,379	—	—	4,379
Dividends on preferred stock	—	—	—	—	—	—	(3,793)	(3,793)
Other comprehensive income, net	—	—	—	—	—	12,819	—	12,819

Balance, December 31, 2012	141	$141,000	86,465	$9	$784,852	$8,226	$(174,471)	$759,616

(1)	Net of offering costs of $2,738
(2)	Net of offering costs of $24

See the accompanying notes.

WESTERN ALLIANCE BANCORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2012	2011	2010
	(in thousands)
Cash flows from operating activities:
Net income (loss)	$72,834	$31,494	$(7,195)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Provision for credit losses	46,844	46,188	93,211
Depreciation and amortization/accretion	9,561	10,623	14,091
Stock-based compensation	6,318	4,272	7,537
Excess tax benefit of stock-based compensation	(293)	—	—
Deferred income taxes and income taxes receivable	21,722	15,303	(7,592)
Net amortization of discounts and premiums for investment securities	10,799	8,339	6,309
Goodwill and intangible impairment	3,435	—	—
Accretion of discount on loans acquired	(1,721)	—	—
Securities impairment	—	226	1,186
(Gains)/Losses on:
Sales of securities, AFS	(3,949)	(4,798)	(19,757)
Acquisition of Western Liberty	(17,562)	—	—
Derivatives	196	238	269
Sale of repossessed assets, net	4,303	24,022	29,224
Sale of premises and equipment, net	(96)	673	(398)
Sale of loans, net	6	(103)	(16)
Sale of subsidiary/minority interest, net	(892)	—	(568)
Extinguishment of debt	—	—	(3,000)
Changes in, net of effects of acquisitions
Other assets	(48,305)	3,518	(40,994)
Other liabilities	9,402	7,910	(72,411)
Fair value of assets and liabilities measured at fair value	(653)	(5,621)	369
Servicing rights, net	11	191	35

Net cash provided by operating activities	111,960	142,475	300

Cash flows from investing activities:
Proceeds from loan sales	3,445	1,851	—
Proceeds from sale of securities measured at fair value	—	2,907	29,415
Principal pay downs and maturities of securities measured at fair value	1,355	4,919	15,609
Proceeds from sale of available-for-sale securities	225,296	506,162	492,159
Principal pay downs and maturities of available-for-sale securities	365,477	324,160	867,667
Purchase of available-for-sale securities	(322,283)	(843,813)	(1,790,489)
Purchases of securities held-to-maturity	(13,584)	(239,627)	(45,000)
Proceeds from maturities of securities held-to-maturity	5,735	640	3,686
Loan originations and principal collections, net	(919,118)	(646,583)	(339,331)
Investment in money market	6,679	30,390	16,296
Liquidation of restricted stock	2,584	3,357	4,501
Purchase of investment tax credits	24,297	—	—
Sale and purchase of premises and equipment, net	(8,554)	1,089	1,422
Proceeds from sale of other real estate owned and repossessed assets , net	40,948	42,120	33,777
Cash and cash equivalents acquired in acquisition, net	51,209	—	—

Net cash used in investing activities	(536,514)	(812,428)	(710,288)

WESTERN ALLIANCE BANCORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(continued)

	Year Ended December 31,
	2012	2011	2010
	(in thousands)
Cash flows from financing activities:
Net increase in deposits	679,474	320,071	616,339
Net increase/ (decrease) in borrowings	(204,592)	294,217	(127,368)
Proceeds from excercise of common stock options	2,802	362	359
Excess tax benefit of stock-based compensation	293	—	—
Proceeds from issuance stock, net	—	—	47,574
Proceeds from issuance of preferred stock	—	141,000	—
Redemption of preferred stock	—	(140,000)	—
Repurchase of warrant	—	(415)	—
Cash dividends paid on preferred stock	(3,793)	(7,033)	(7,000)

Net cash provided by financing activities	474,184	608,202	529,904

Net increase/ (decrease) in cash and cash equivalents	49,630	(61,751)	(180,084)
Cash and cash equivalents at beginning of year	154,995	216,746	396,830

Cash and cash equivalents at end of year	$204,625	$154,995	$216,746

Supplemental disclosure:
Cash paid during the period for:
Interest	$28,953	$40,301	$47,354
Income taxes	1,740	—	—
Non-cash investing and financing activity:
Transfers to other assets acquired through foreclosure, net	28,299	47,591	87,310
Unfunded commitments to purchase investment tax credits	53,203	—	—
Non-cash assets acquired in Western Liberty merger transaction	116,772	—	—
Liabilities assumed in Western Liberty merger trasaction	118,443	—	—
Change in unrealized holding loss on AFS securities, net of tax	8,232	4,310	(15,489)
Change in unrealized holding gain on cash flow hedge, net of tax	(502)	519	—
Change in OTTI on HTM securities, net of tax	—	—	662

See the accompanying notes.

WESTERN ALLIANCE BANCORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operation

Western Alliance Bancorporation (“WAL” or “the Company”), incorporated under the laws of the state of Nevada, is a bank holding company providing full service banking and related services to locally owned businesses, professional firms, real estate developers and investors, local non-profit organizations, high net worth individuals and other consumers through its three wholly owned subsidiary banks: Bank of Nevada, operating in Southern Nevada, Western Alliance Bank, operating in Arizona and Northern Nevada and Torrey Pines Bank, operating in California. In addition, two non-bank subsidiaries, Western Alliance Equipment Finance, offers equipment finance nationwide and Las Vegas Sunset Properties, which manages certain non-performing assets. These entities are collectively referred to herein as the Company.

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

Use of estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant changes in the near term relate to the determination of the allowance for credit losses; fair value determinations related to acquisitions; fair value of other real estate owned; determination of the valuation allowance related to deferred tax assets; impairment of goodwill and other intangible assets and other than temporary impairment on securities. Although Management believes these estimates to be reasonably accurate, actual amounts may differ. In the opinion of Management, all adjustments considered necessary have been reflected in the financial statements during their preparation.

Principles of consolidation

WAL has 11 wholly-owned subsidiaries: Bank of Nevada (“BON”), Western Alliance Bank (“WAB”), Torrey Pines Bank (“TPB”), which are all banking subsidiaries; Western Alliance Equipment Finance, Inc. (“WAEF”), which provides equipment finance services, Las Vegas Sunset Properties (“LVSP”) which manages certain non-performing assets; and six unconsolidated subsidiaries used as business trusts in connection with issuance of trust-preferred securities. In addition, until October 31, 2012, WAL maintained an 80 percent interest in Shine Investment Advisory Services Inc. (“Shine”), a registered investment advisor. On October 31, 2012, the Company sold its interest in Shine. The sale transaction did not have a material impact to the Company’s consolidated financial statements. On October 17, 2012, the Company acquired assets and assumed liabilities of the former Western Liberty Bancorp (“Western Liberty”). The Company paid $27.5 million and issued 2,966,236 shares for all of the equity interests of Western Liberty and Western Liberty’s primary operating subsidiary, Service1st Bank of Nevada. The Company merged Service1st Bank into Bank of Nevada effective October 19, 2012. The merger was completed because the purchase price of Western Liberty was at a significant discount to its tangible book value and was accretive to capital at close. The combined bank had approximately $3.09 billion of assets and $2.55 billion of deposits immediately following the merger and continues to operate as Bank of Nevada. Acquisition related expenses incurred were $0.7 million as December 31, 2012.

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

Reclassifications

Certain amounts in the consolidated financial statements as of and for the years ended December 31, 2011 and 2010 have been reclassified to conform to the current presentation. The reclassifications have no effect on net income or stockholders’ equity as previously reported.

Cash and cash equivalents

For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks (including cash items in process of clearing), and federal funds sold. Cash flows from loans originated by the Company and deposits are reported net.

The Company maintains amounts due from banks, which at times may exceed federally insured limits. The Company has not experienced any losses in such accounts.

Cash reserve requirements

Depository institutions are required by law to maintain reserves against their transaction deposits. The reserves must be held in cash or with the Federal Reserve Bank (“FRB”). The amount of the reserve varies by bank as the banks are permitted to meet this requirement by maintaining the specified amount as an average balance over a two-week period. The total of reserve balances was approximately $15.3 million and $18.4 million as of December 31, 2012 and 2011, respectively.

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

Loans Held for Sale

Generally the Company does not originate or purchase loans for resale. Loans held for sale are carried at the lower of cost or fair value. Loans held for sale at December 31, 2012 consisted of the affinity credit card portfolio held at the lower of cost or fair value on an aggregate basis of $31.1 million.

Loans, interest and fees from loans

The Company generally holds loans for investment and has the intent and ability to hold loans until their maturity. Therefore, they are reported at book value. Net loans are stated at the amount of unpaid principal, reduced by unearned loan fees and allowance for credit losses. Purchased loans are recorded at estimated fair value on the date of purchase.

The Company may acquire loans through a business combination or in a purchase for which differences may exist between the contractual cash flows and the cash flows expected to be collected due, at least in part, to credit quality. Loans are evaluated individually to determine if there is credit deterioration since origination. Such loans may then be aggregated and accounted for as a pool of loans based on common characteristics. When the Company acquires such loans, the yield that may be accreted (accretable yield) is limited to the excess of the Company’s estimate of undiscounted cash flows expected to be collected over the Company’s initial investment in the loan. The excess of contractual cash flows over the cash flows expected to be collected may not be recognized as an adjustment to yield, loss, or a valuation allowance. Subsequent increases in cash flows expected to be collected generally are recognized prospectively through adjustment of the loan’s yield over the remaining life. Subsequent decreases to cash flows expected to be collected are recognized as impairment. The Company may not “carry over” or create a valuation allowance in the initial accounting for loans acquired under these circumstances. For additional information, see Note 4 “Loans, Leases and Allowance for Credit Losses” beginning on page 94.

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

The Company’s allowance for credit loss methodology incorporates several quantitative and qualitative risk factors used to establish the appropriate allowance for credit losses at each reporting date. Quantitative factors include our historical loss experience, delinquency and charge-off trends, collateral values, changes in the level of nonperforming loans and other factors. Qualitative factors include the economic condition of our operating markets and the state of certain industries. Specific changes in the risk factors are based on actual loss experience, as well as perceived risk of similar groups of loans classified by collateral type, purpose and term. An internal one-year and five-year loss history are also incorporated into the allowance calculation model. Due to the credit concentration of our loan portfolio in real estate secured loans, the value of collateral is heavily dependent on real estate values in Nevada, Arizona and California, which have declined substantially from their peak. While management uses the best information available to make its evaluation, future adjustments to the allowance may be necessary if there are significant changes in economic or other conditions. In addition, the FDIC and state bank regulatory agencies, as an integral part of their examination processes, periodically review our subsidiary banks’ allowances for credit losses, and may require us to make additions to our allowance based on their judgment about information available to them at the time of their examinations. Management regularly reviews the assumptions and formulae used in determining the allowance and makes adjustments if required to reflect the current risk profile of the portfolio.

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

2. Not all impaired accounts require a specific reserve. The payment performance of the borrower may require an impaired classification, but the collateral evaluation may support adequate collateral coverage. For a number of impaired accounts in which borrower performance has ceased, the collateral coverage is now sufficient because a partial charge off of the account has been taken. However, in those instances, although the specific reserve calculation results in no allowance, the Company may record a reserve due to qualitative considerations.

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

Years
Bank premises	31
Equipment and furniture	3 -10
Leasehold improvements	3 -10

Management periodically reviews premises and equipment in order to determine if facts and circumstances suggest that the value of an asset is not recoverable.

Goodwill and Other intangible assets

The Company recorded as goodwill the excess of the purchase price over the fair value of the identifiable net assets acquired in accordance with applicable guidance. Under new guidance, on at least an annual basis, the Company can first elect to assess through qualitative factors whether it is more likely than not that goodwill is impaired. Pursuant to this guidance, a two-step process would then be completed for impairment testing if the estimated fair value of the reporting unit is less than the carrying value. The first step tests for impairment, while the second step, if necessary, measures the impairment. The resulting impairment amount if any is charged to current period earnings as non-interest expense.

The Company’s intangible assets consist of core deposit intangible assets are amortized over periods ranging from 6 to 12 years. The Company evaluates the remaining useful lives of its core deposit intangible assets each reporting period, as required by FASB ASC 350, Intangibles—Goodwill and Other, to determine whether events and circumstances warrant a revision to the remaining period of amortization. If the estimate of an intangible asset’s remaining useful life has changed, the remaining carrying amount of the intangible asset is amortized prospectively over that revised remaining useful life. The Company has not revised its estimates of the useful lives of its core deposit intangibles during the years ended December 31, 2012, 2011 or 2010.

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

Investments in low income housing credits

During 2012, the Company has invested in Limited Partnerships formed for the purpose of investing in low income housing projects, which qualify for federal low income housing tax credits. These investments are expected to generate tax credits over the next ten years. The investment is accounted for under the equity method of accounting. At December 31, 2012, other assets included $75.7 million related to this investment and other liabilities include $53.2 million related to future unconditional equity commitments.

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

Although realization is not assured, the Company believes that the realization of the recognized net deferred tax asset of $51.8 million at December 31, 2012 is more likely than not based on expectations as to future taxable income and based on available tax planning strategies as defined in FASB ASC 740, Income Taxes (“ASC 740”) that could be implemented if necessary to prevent a carryforward from expiring.

Based on its internal analysis, the Company believes that it is more likely than not that the Company will fully utilize deferred federal and state tax assets pertaining to the existing net operating loss carryforwards and any net operating loss (NOL) that would be created by the reversal of the future net deductions that have not yet been taken on a tax return.

Bank owned life insurance

Bank owned life insurance is stated at its cash surrender value with changes recorded in other non-interest income in the consolidated statements of operations. The face amount of the underlying policies including death benefits was $326.1 million and $324.7 million as of December 31, 2012 and 2011, respectively. There are no loans offset against cash surrender values, and there are no restrictions as to the use of proceeds.

Customer repurchase agreements

The Company enters into repurchase agreements with customers whereby it pledges securities against overnight investments made from the customer’s excess collected funds. The Company records these at the amount of cash received in connection with the transaction.

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

During the years ended December 31, 2011 and 2010, the Company granted stock options to the directors of its subsidiaries. Directors of subsidiaries do not meet the definition of an employee under FASB ASC 718, Compensation. Accordingly, the Company applies FASB ASC 505, Equity to determine the measurement date for options granted to these directors. Therefore, the expense related to these options is re-measured each reporting date until the options are vested.

See Note 13, “Stockholder’s Equity” for further discussion of stock options, stock warrants and restricted stock awards.

Preferred stock

In 2011, the Company fully redeemed the $140 million, or 140,000 shares plus accrued and unpaid dividends, of Series A Preferred Stock. As a result of the redemption, the Company recorded a one-time $6.9 million charge to retained earnings in the form of accelerated deemed dividend to account for the difference between the amount at which the preferred stock sale had been initially recorded and its redemption price. Following this redemption, the remaining warrant to purchase 787,107 shares of the Company’s common stock were repurchased from Treasury at auction on November 18, 2011 for $0.4 million, and subsequently retired.

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

Business Combinations

Business combinations are accounted for under the acquisition method of accounting in accordance with FASB ASC 805, “Business Combinations.” Under the acquisition method the acquiring entity in a business combination recognizes all of the acquired assets and assumed liabilities at their estimated fair values as of the date of acquisition. Any excess of the purchase price over the fair value of net assets and other identifiable intangible assets acquired is recorded as goodwill. To the extent the fair value of net assets acquired, including identified intangible assets, exceeds the purchase price, a bargain purchase gain is recognized. Assets acquired and liabilities assumed from contingencies must also be recognized at fair value, if the fair value can be determined during the measurement period. Results of operations of an acquired business are included in the statement of earnings from the date of acquisition. Acquisition-related costs, including conversion and restructuring charges, are expensed as incurred.

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

Management uses its best judgment in estimating the fair value of the Company’s financial instruments; however, there are inherent limitations in any estimation technique. Therefore, for substantially all financial instruments, the fair value estimates presented herein are not necessarily indicative of the amounts the Company could have realized in a sales transaction at December 31, 2012 or December 31, 2011. The estimated fair value amounts for December 31, 2012 and December 31, 2011 have been measured as of period-end, and have not been reevaluated or updated for purposes of these consolidated financial statements subsequent to those dates. As such, the estimated fair values of these financial instruments subsequent to the reporting date may be different than the amounts reported at the period-end.

The information on page 117 in Note 16, “Fair Value Accounting,” should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only required for a limited portion of the Company’s assets and liabilities.

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

Money market and certificates of deposit investments

The carrying amounts reported in the consolidated balance sheets for money market investments approximate their fair value.

Investment securities

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

Loans

Fair value for loans is estimated based on discounted cash flows using interest rates currently being offered for loans with similar terms to borrowers with similar credit quality with adjustments that the Company believes a market participant would consider in determining fair value based on a third party independent valuation. As a result, the fair value for loans disclosed in Note 16, “Fair Value Accounting,” is categorized as Level 2 in the fair value hierarchy.

Accrued interest receivable and payable

The carrying amounts reported in the consolidated balance sheets for accrued interest receivable and payable approximate their fair value. Accrued interest receivable and payable fair value measurements are classified as Level 3 in the fair value hierarchy.

Derivative financial instruments

All derivatives are recognized on the balance sheet at their fair value. The fair value for derivatives is determined based on market prices, broker-dealer quotations on similar product or other related input parameters. As a result, the fair values have been categorized as Level 2 in the fair value hierarchy.

Deposit liabilities

The fair value disclosed for demand and savings deposits is by definition equal to the amount payable on demand at their reporting date (that is, their carrying amount) which the Company believes a market participant would consider in determining fair value. The carrying amount for variable-rate deposit accounts approximates their fair value. Fair values for fixed-rate certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities on these deposits. The fair value measurement of the deposit liabilities disclosed in Note 16, “Fair Value Accounting,” is categorized as Level 2 in the fair value hierarchy.

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

Basic and diluted earnings (loss) per share, based on the weighted average outstanding shares, are summarized as follows:

	Year Ended December 31,
	2012	2011	2010
	(in thousands,except per share amounts)
Weighted average shares - basic	82,285	80,909	75,083
Dilutive effect of stock awards	627	274	—

Weighted average shares - diluted	82,912	81,183	75,083

Net income (loss) available to common shareholders	$69,041	$15,288	$(17,077)
Earnings (loss) per share - basic	0.84	0.19	(0.23)
Earnings (loss) per share - diluted	0.83	0.19	(0.23)

The Company had 1,053,045 and 2,092,932 stock options outstanding as of December 31, 2012 and 2011, respectively, that were not included in the computation of diluted earnings per common share because their effect would be anti-dilutive. As of December 31, 2010, all stock warrants, stock options and restricted stock were considered anti-dilutive and excluded for purposes of calculating diluted loss per share.

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

In May 2011, the FASB issued guidance within ASU 2011-04 “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” The amendments in ASU 2011-04 generally represent clarifications of Topic 820, Fair Value Measurement but also include some instances where a particular principle or requirement for measuring fair value or disclosing information about fair value measurements has changed. This update results in common principles and requirements for measuring fair value and for disclosing information about fair value measurements in accordance with U.S. GAAP and International Financial Reporting Standards (“IFRS”). The adoption of this guidance did not have a material impact on the Company’s consolidated statement of income, its consolidated balance sheet, or its consolidated statement of cash flows. See note 16 “Fair Value Accounting” for the enhanced disclosures required by ASU 2011-04.

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

In July 2012, the FASB issued guidance within ASU 2012-02 “Testing Indefinite-Lived Intangible Assets for Impairment.” The amendments in ASU 2012-02 to Topic 350, Intangibles – Goodwill and Other, allow an entity to first assess qualitative factors to determine whether it is necessary to perform a quantitative impairment test. Under these amendments, an entity would not be required to calculate the fair value of an indefinite-lived intangible assets unless the entity determines, based on qualitative assessment, that it is more likely than not, the indefinite-lived intangible asset is impaired. The amendments include a number of events and circumstances for an entity to consider in conducting the qualitative assessment. The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted. The adoption did not have a significant impact on the Company’s consolidated financial statements.

In January 2013, the FASB issued guidance within ASU 2013-01 “Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities.” The amendments in ASU 2013-01 to Topic 210, Balance Sheet, clarify that the scope of ASU 2011-11 “Disclosures about Offsetting Assets and Liabilities,” would apply to derivatives including bifurcated embedded derivatives, repurchase agreements and reverse agreements, and securities borrowing and securities lending transactions that are either offset or subject to a master netting arrangement. The amendments are effective for fiscal years beginning on or after January 1, 2013, and interim periods within those annual periods. The adoption of this guidance is not expected to have a material impact on the Company’s consolidated statement of operations, its consolidated balance sheet, or its consolidated cash flows.

In February 2013, the FASB issued guidance within ASU 2013-02 “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.” The amendments in ASU 2013-02 to Topic 220, Comprehensive Income, update, supersede and replace the presentation requirements for reclassifications out of accumulated other comprehensive income in ASUs 2011-05 and 2011-12. The amendments require an entity to provide additional information about reclassifications out of accumulated other comprehensive income. The amendments are effective prospectively for reporting periods beginning after December 15, 2012. Early adoption is permitted. The adoption of this guidance is not expected to have a material impact on the Company’s consolidated statement of operations, its consolidated balance sheet, or its consolidated cash flows and will only impact the presentation of other comprehensive income in the consolidated financial statements.

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

Acquisition

On October 17, 2012, the Company acquired Western Liberty Bancorp (“Western Liberty”) which included two wholly owned subsidiaries, Service1st Bank of Nevada and Las Vegas Sunset Properties. The Company subsequently merged Service1st Bank of Nevada into its wholly owned subsidiary, Bank of Nevada effective October 19, 2012.

Under the terms of the merger, the Company exchanged either $4.02 of cash for each Western Liberty share or 0.4341 shares of the Company’s common stock for each Western Liberty share which resulted in payment of $27.5 million and 2,966,236 shares of the Company’s common stock.

The merger was undertaken because the purchase price of Western Liberty was at a significant discount to its tangible book value and was accretive to capital at close. The combined bank had approximately $3.09 billion of assets and $2.55 billion of deposits immediately following the merger and continues to operate as Bank of Nevada. Western Liberty’s results of operations have been included in the Company’s results beginning October 18, 2012. Acquisition related expenses of $0.7 million for the year ended December 31, 2012 have been included in non-interest expense. The acquisition was accounted for under the acquisition method of accounting in accordance with ASC 805, Business Combinations. The purchased assets and assumed liabilities were recorded at their respective acquisition date fair values, and identifiable intangible assets were recorded at fair value. A bargain purchase gain of $17.6 million resulted from the acquisition and is included as a component of noninterest income on the statement of income. The amount of gain is equal to the amount by which the fair value of net assets purchased exceeded the consideration paid. The statement of net assets acquired and the resulting bargain purchase gain are presented in the following table in thousands:

Recognized amounts of indentifiable assets acquired and liabilites assumed:

Assets:
Cash and cash equivalents	$76,692
Certificates of deposit	1,988
Investment securities	446
Loans	90,747
Federal Home Loan bank stock	493
Deferred tax assets	17,446
Premises and equipment	19
Other real estate owned	5,094
Identified intangible assets	1,578
Other assets	949

Total assets	195,452

Liabilities:
Deposits	117,191
Other liabilities	1,252

Total liabilities	118,443

Net assets acquired	77,009

Consideration paid	59,447

Bargain purchase gain	$17,562

The fair values of assets acquired and liabilities assumed are subject to adjustment during the first twelve months after the acquisition date if additional information becomes available to indicate a more accurate or appropriate value for an asset or liability. Assets that are particularly susceptible to adjustment include certain loans and other real estate owned, however adjustments are not expected to be significant. The fair value of net assets acquired includes fair value adjustments to certain receivables that were not considered impaired as of the acquisition date. The fair value adjustments were determined using discounted contractual cash flows. However, the Company believes that all contractual cash flows related to these financial instruments will be collected. As such, these receivables were not considered impaired at the acquisition date and were not subject to the guidance relating to purchased loans which have shown evidence of credit deterioration since origination. Receivables acquired that were not subject to these requirements include non-impaired loans with a fair value and gross contractual amounts receivable of $67.0 million and $73.3 million on the date of acquisition.

The following table presents pro forma information as if the acquisition had occurred as of January 1, 2011. The pro forma information includes adjustments for interest income on loans and securities acquired, amortization of intangibles arising from the transaction and interest expense on deposits acquired. The pro forma information is not necessarily indicative of the results of operations as they would have been had the transactions been effected on the assumed dates.

	December 31,
	2012	2011
	(in thousands, except per share amounts)
Interest income	$325,499	$309,900
Non-interest income (1)	$28,564	$36,864
Net income	$59,012	$24,508
Earnings per share—basic	$0.67	$0.10
Earnings per share—diluted	$0.67	$0.10

(1)	Excludes bargain purchase gain of $17,562

Acquisition of Centennial Bank

On January 18, 2013, the Company’s Western Alliance Bank subsidiary executed a definitive agreement to acquire Centennial Bank, located in Fountain Valley, California, for $57.5 million in cash, distribution of specified loans and assumption of Centennial Bank’s transactional expenses up to $1.0 million. On February 12, 2013, the Company received bankruptcy court approval. Subject to regulatory approval, the transaction is expected to close in 2013. The Company expects the acquisition to be accretive to its earnings per share.

Shine Investment Advisory Services and Miller/Russell & Associates, Inc. Dispositions

Effective October 31, 2012, the Company sold its 80% interest in Shine Investment Advisory Services, Inc. to certain members of the Shine management team. The transaction did not have a material impact to the Company’s consolidated financial statements. See Note 7, “Goodwill and Other Intangible Assets” for discussion of the impairment charge taken in the third quarter 2012. Also in the third quarter of 2012, the Company sold its minority interest in Miller/Russell & Associates for $1.6 million and recognized a net gain on sale of $0.8 million. Operating results for these dispositions are not presented as discontinued operations since the operating results are not deemed significant.

PartnersFirst Discontinued Operations

The Company has discontinued its affinity credit card platform, PartnersFirst, and has presented these activities as discontinued operations. At December 31, 2012, the Company transferred the outstanding credit card loans to held for sale at a fair value of $31.1 million. The interest income from these held for sale credit card loans was not presented as discontinued operations as the amount was deemed not significant.

The following table summarizes the operating results of the discontinued operations for the periods indicated:

	Year Ended December 31,
	2012	2011	2010
	(in thousands)
Affinity card revenue	$1,248	$1,482	$1,808
Non-interest expenses	(5,541)	(4,923)	(7,023)

Loss before income taxes	(4,293)	(3,441)	(5,215)
Income tax benefit	(1,803)	(1,445)	(2,190)

Net loss	$(2,490)	$(1,996)	$(3,025)

3. INVESTMENT SECURITIES

Carrying amounts and fair values of investment securities at December 31, 2012 and 2011 are summarized as follows:

	December 31, 2012
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
Securities held-to-maturity	Cost	Gains	(Losses)	Value
	(in thousands)
Collateralized debt obligations	$50	$1,401	$—	$1,451
Corporate bonds (2)	97,781	984	(6,684)	92,081
Municipal obligations (1)	191,902	5,887	(102)	197,687
CRA investments	1,600	—	—	1,600

	$291,333	$8,272	$(6,786)	$292,819

		OTTI
		Recognized
		in Other	Gross	Gross
	Amortized	Comprehensive	Unrealized	Unrealized	Fair
Securities available-for-sale	Cost	Loss	Gains	(Losses)	Value
	(in thousands)
Municipal obligations (1)	$71,777	$—	$1,578	$(184)	$73,171
Adjustable–rate preferred stock	72,717	—	3,591	(753)	75,555
Mutual funds (2)	36,314	—	1,647	—	37,961
Direct U.S. obligations and GSE residential mortgage–backed securities (3)	648,641	—	14,573	(10)	663,204
Private label residential mortgage-backed securities	35,868	(1,811)	2,067	(517)	35,607
Private label commercial mortgage-backed securities	5,365	—	376	—	5,741
Trust preferred securities	32,000	—	—	(7,865)	24,135
CRA investments	23,368	—	848	—	24,216

	$926,050	$(1,811)	$24,680	$(9,329)	$939,590

Securities measured at fair value
Direct U.S. obligations and GSE residential mortgage-backed securities (3)					$5,061

(1)	These consist of revenue obligations.
(2)	These are investment grade corporate bonds.
(3)	These are primarily agency collateralized mortgage obligations.

	December 31, 2011
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
Securities held-to-maturity	Cost	Gains	(Losses)	Value
	(in thousands)
Collateralized debt obligations	$50	$972	$—	$1,022
Corporate bonds (2)	102,785	171	(2,029)	100,927
Municipal obligations (1)	181,923	4,695	(32)	186,586
CRA investments	1,500	—	—	1,500

	$286,258	$5,838	$(2,061)	$290,035

		OTTI
		Recognized
		in Other	Gross	Gross
	Amortized	Comprehensive	Unrealized	Unrealized	Fair
Securities available-for-sale	Cost	Loss	Gains	(Losses)	Value
	(in thousands)
U.S. Government-sponsored agency securities	$155,898	$—	$368	$(55)	$156,211
Municipal obligations (1)	5,555	—	47	(16)	5,586
Adjustable–rate preferred stock	59,661	—	1,157	(6,142)	54,676
Mutual funds (2)	28,978	—	65	(179)	28,864
Corporate bonds	5,000	—	—	(425)	4,575
Direct U.S. obligations and GSE residential mortgage-backed securities (3)	855,828	—	9,095	(339)	864,584
Private label residential mortgage-backed securities	26,953	(1,811)	1,815	(1,173)	25,784
Private label commercial mortgage-backed securities	5,461	—	—	(30)	5,431
Trust preferred securities	32,016	—	—	(10,857)	21,159
CRA investments	22,835	—	680	—	23,515

	$1,198,185	$(1,811)	$13,227	$(19,216)	$1,190,385

Securities measured at fair value
Direct U.S. obligations and GSE residential mortgage-backed securities (3)					$6,515

(1)	These consist of revenue obligations.
(2)	These are investment grade corporate bonds.
(3)	These are primarily agency collateralized mortgage obligations.

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

Gross unrealized losses at December 31, 2012 are primarily caused by interest rate fluctuations, credit spread widening and reduced liquidity in applicable markets. The Company has reviewed securities on which there is an unrealized loss in accordance with its accounting policy for OTTI described above and determined no impairment charge for the year ended December 31, 2012 and impairment charges totaling $0.2 million and $1.2 million for the twelve months ended December 31, 2011 and 2010, respectively. The impairment charges are attributed to the unrealized losses in the Company’s CDO portfolio.

The Company does not consider any other securities to be other-than-temporarily impaired as of December 31, 2012 and 2011. OTTI is reassessed quarterly. No assurance can be made that additional OTTI will not occur in future periods.

Information pertaining to securities with gross unrealized losses at December 31, 2012 and 2011, aggregated by investment category and length of time that individual securities have been in a continuous loss position follows:

	December 31, 2012
	Less Than Twelve Months		More Than Twelve Months		Total
	Gross		Gross		Gross
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value	Losses	Value
	(in thousands)
Securities held-to-maturity
Corporate bonds	$206	$14,794	$6,478	$63,522	$6,684	$78,316
Municipal obligations	102	10,908	—	—	102	10,908

	$308	$25,702	$6,478	$63,522	$6,786	$89,224

Securities available-for-sale
Adjustable-rate preferred stock	$110	$7,811	$643	$8,723	$753	$16,534
Direct U.S obligations and GSE residential mortgage-backed securities	2	557	8	1,938	10	2,495
Municipal obligations	184	15,713	—	—	184	15,713
Private label residential mortgage-backed securities	120	16,901	397	6,986	517	23,887
Trust preferred securities	—	—	7,865	24,135	7,865	24,135

	$416	$40,982	$8,913	$41,782	$9,329	$82,764

	December 31, 2012
	Less Than Twelve Months		Over Twelve Months		Total
	Gross		Gross		Gross
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value	Losses	Value
	(in thousands)
Securities held-to-maturity
Corporate bonds	$2,029	$77,931	$—	$—	$2,029	$77,931
Municipal obligations	32	7,774	—	—	32	7,774

	$2,061	$85,705	$—	$—	$2,061	$85,705

Securities available-for-sale
U.S. Government-sponsored agency securities	$55	$9,944	$—	$—	$55	$9,944
Adjustable-rate preferred stock	6,142	26,335	—	—	6,142	26,335
Mutual funds	179	15,879	—	—	179	15,879
Corporate bonds	425	4,575	—	—	425	4,575
Direct U.S obligations and GSE residential mortgage-backed securities	222	54,668	117	15,239	339	69,907
Municipal obligations	16	2,640	—	—	16	2,640
Private label residential mortgage-backed securities	465	20,045	708	5,034	1,173	25,079
Private label commercial mortgage-backed securities	30	5,431	—	—	30	5,431
Trust preferred securities	—	—	10,857	21,159	10,857	21,159

	$7,534	$139,517	$11,682	$41,432	$19,216	$180,949

At December 31, 2012 and 2011, the Company’s unrealized losses relate primarily to interest rate fluctuations, credit spreads widening and reduced liquidity in applicable markets. The total number of securities in an unrealized loss position at December 31, 2012 was 66 compared to 106 at December 31, 2011. In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and industry analysis reports. Since material downgrades have not occurred and management does not intend to sell the debt securities for the foreseeable future, none of the securities described in the above table or in this paragraph were deemed to be other than temporarily impaired.

At December 31, 2012, the net unrealized loss on trust preferred securities classified as AFS was $7.9 million, compared with $10.9 million at December 31, 2011. The Company actively monitors its debt and other structured securities portfolios classified as AFS for declines in fair value. At December 31, 2012, the gross unrealized loss on corporate bond portfolio classified as HTM was $6.7 million compared to $1.9 million at December 31, 2011. During the year, the Federal Reserve announced its intention to keep interest rates at historically low levels into 2015. The yields of most of the bonds in the portfolio are tied to LIBOR, thus negatively affecting their anticipated returns. Additionally, Moody’s had downgraded certain bonds held in the portfolio during the year. However, all of the bonds remain investment grade.

The amortized cost and fair value of securities as of December 31, 2012 and 2011, by contractual maturities, are shown below. The actual maturities of the mortgage-backed securities may differ from their contractual maturities because the loans underlying the securities may be repaid without any penalties due to borrowers that have the right to call or prepay obligations with or without call or prepayment penalties. Therefore, these securities are listed separately in the maturity summary.

	December 31, 2012		December 31, 2011
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value
	(in thousands)
Securities held to maturity
Due in one year or less	$1,600	$1,600	$1,500	$1,500
After one year through five years	13,596	13,934	8,389	8,093
After five years through ten years	121,238	116,020	114,748	114,098
After ten years	154,899	161,265	161,621	166,344

	$291,333	$292,819	$286,258	$290,035

Securities available for sale
Due in one year or less	$65,190	$67,794	$52,815	$53,399
After one year through five years	24,261	25,906	20,445	20,635
After five years through ten years	8,165	8,000	134,935	135,420
After ten years	179,793	174,686	134,162	116,347
Mortgage backed securities	648,641	663,204	855,828	864,584

	$926,050	$939,590	$1,198,185	$1,190,385

The following tables summarize the Company’s investment ratings position as December 31, 2012 and 2011.

	As of December 31, 2012
		Split-rated
	AAA	AAA/AA+	AA+ to AA-	A+ to A-	BBB+ to BBB-	BB+ and below	Totals
	(in thousands)
Municipal obligations	$8,120	$—	$149,352	$92,401	$14,922	$278	$265,073
Direct U.S. obligations & GSE residential mortgage-backed securities	—	668,265	—	—	—	—	668,265
Private label residential mortgage-backed securities	15,219	—	1,649	6,069	5,249	7,421	35,607
Private label commercial mortgage-backed securities	5,741	—	—	—	—	—	5,741
Mutual funds (3)	—	—	—	—	37,961	—	37,961
Adjustable-rate preferred stock	—	—	826	—	60,807	10,838	72,471
Trust preferred securities	—	—	—	—	24,135	—	24,135
Collateralized debt obligations	—	—	—	—	—	50	50
Corporate bonds	—	—	2,696	40,116	54,969	—	97,781

Total (1) (2)	$29,080	$668,265	$154,523	$138,586	$198,043	$18,587	$1,207,084

(1)	The Company used the average credit rating of the combination of S&P, Moody’s and Fitch in the above table where ratings differed.
(2)	Securities values are shown at carrying value as of December 31, 2012. Unrated securities consist of CRA investments with a carrying value of $24.2 million, one ARPS security with a carrying value of $3.1 million and an other investment of $1.6 million.
(3)	At least 80% of mutual funds are investment grade corporate bonds.

	As of December 31, 2011
		Split-rated
	AAA	AAA/AA+	AA+ to AA-	A+ to A-	BBB+ to BBB-	BB+ and below	Totals
	(in thousands)
Municipal obligations	$8,273	$—	$109,159	$60,949	$8,855	$273	$187,509
Direct U.S. obligations & GSE residential mortgage-backed securities	—	871,099	—	—	—	—	871,099
Private label residential mortgage-backed securities	13,349	—	4,104	6,438	—	1,893	25,784
Private label commercial mortgage-backed securities	5,431	—	—	—	—	—	5,431
Mutual funds (3)	—	—	—	—	28,864	—	28,864
U.S. Government-sponsored agency securities	—	156,211	—	—	—	—	156,211
Adjustable-rate preferred stock	—	—	—	—	46,530	7,126	53,656
Trust preferred securities	—	—	—	—	21,159	—	21,159
Collateralized debt obligations	—	—	—	—	—	50	50
Corporate bonds	2,695	—	15,130	64,535	15,000	—	97,360

Total (1) (2)	$29,748	$1,027,310	$128,393	$131,922	$120,408	$9,342	$1,447,123

(1)	The Company used the average credit rating of the combination of S&P, Moody’s and Fitch in the above table where ratings differed.
(2)	Securities values are shown at carrying value as of December 31, 2011. Unrated securities consist of CRA investments with a carrying value of $23.5 million, an HTM Corporate security with a carrying value of $10.0 million, one ARPS with a carrying value of $1.0 million and an other investment of $1.5 million.
(3)	At least 80% of mutual funds are investment grade corporate bonds.

Securities with carrying amounts of approximately $711.7 million and $675.0 million at December 31, 2012 and 2011, respectively, were pledged for various purposes as required or permitted by law.

The following table presents gross gains and (losses) on sales of investment securities:

	Twelve Months Ended December 31,
	2012	2011	2010
		(in thousands)
Gross gains	$4,270	$5,341	$19,842
Gross (losses)	(321)	(543)	(85)

	$3,949	$4,798	$19,757

4. LOANS, LEASES AND ALLOWANCE FOR CREDIT LOSSES

The composition of the Company’s loans held for investment portfolio is as follows:

	December 31,
	2012	2011
	(in thousands)
Commercial real estate - owner occupied	$1,396,797	$1,252,182
Commercial real estate - non-owner occupied	1,505,600	1,301,172
Commercial and industrial	1,659,003	1,120,107
Residential real estate	407,937	443,020
Construction and land development	394,319	381,676
Commercial leases	288,747	216,475
Consumer	31,836	72,504
Deferred fees and unearned income,net	(6,045)	(7,067)

	5,678,194	4,780,069
Allowance for credit losses	(95,427)	(99,170)

Total	$5,582,767	$4,680,899

The following table presents the contractual aging of the recorded investment in past due loans by class of loans including loans held for sale and excluding deferred fees:

	December 31, 2012
		30-59 Days	60-89 Days	Over 90 days	Total
	Current	Past Due	Past Due	Past Due	Past Due	Total
	(in thousands)
Commercial real estate
Owner occupied	$1,372,550	$13,153	$1,757	$9,337	$24,247	$1,396,797
Non-owner occupied	1,327,481	917	4,416	8,573	13,906	1,341,387
Multi-family	164,213	—	—	—	—	164,213
Commercial and industrial
Commercial	1,654,787	3,109	121	986	4,216	1,659,003
Leases	287,768	515	—	464	979	288,747
Construction and land development
Construction	215,597	—	—	—	—	215,597
Land	171,919	826	571	5,406	6,803	178,722
Residential real estate	387,641	3,525	1,837	14,934	20,296	407,937
Consumer	62,271	524	—	165	689	62,960

Total loans	$5,644,227	$22,569	$8,702	$39,865	$71,136	$5,715,363

	December 31, 2011
		30-59 Days	60-89 Days	Over 90 days	Total
	Current	Past Due	Past Due	Past Due	Past Due	Total
	(in thousands)
Commercial real estate
Owner occupied	$1,235,707	$3,150	$2,488	$10,837	$16,475	$1,252,182
Non-owner occupied	1,168,616	—	2,365	5,051	7,416	1,176,032
Multi-family	124,855	—	—	285	285	125,140
Commercial and industrial
Commercial	1,114,881	683	1,146	3,397	5,226	1,120,107
Leases	216,475	—	—	—	—	216,475
Construction and land development
Construction	210,843	—	—	3,434	3,434	214,277
Land	151,618	6,217	375	9,189	15,781	167,399
Residential real estate	424,086	2,349	4,030	12,555	18,934	443,020
Consumer	70,759	376	602	767	1,745	72,504

Total loans	$4,717,840	$12,775	$11,006	$45,515	$69,296	$4,787,136

The following table presents the recorded investment in nonaccrual loans and loans past due ninety days or more and still accruing interest by class of loans:

	December 31, 2012				December 31, 2011
				Loans past				Loans past
	Non-accrual loans			due 90 days	Non-accrual loans			due 90 days
		Past Due/	Total	or more and		Past Due/	Total	or more and
	Current	Delinquent	Non-accrual	still accruing	Current	Delinquent	Non-accrual	still accruing
	(in thousands)
Commercial real estate
Owner occupied	$14,392	$18,394	$32,786	$1,272	$6,951	$14,202	$21,153	$439
Non-owner occupied	18,299	8,572	26,871	—	8,834	7,416	16,250	—
Multi-family	318	—	318	—	331	285	616	—
Commercial and industrial
Commercial	2,549	3,194	5,743	15	3,789	3,029	6,818	523
Leases	—	979	979	—	592	—	592	—
Construction and land development
Construction	—	—	—	—	11,011	3,435	14,446	—
Land	4,375	6,718	11,093	—	2,615	11,752	14,367	860
Residential real estate	11,561	15,161	26,722	101	2,891	12,856	15,747	—
Consumer	39	165	204	—	403	—	403	767

Total	$51,533	$53,183	$104,716	$1,388	$37,417	$52,975	$90,392	$2,589

The reduction in interest income associated with loans on nonaccrual status was approximately $5.7 million, $6.3 million and $6.0 million for the years ended December 31, 2012, 2011 and 2010, respectively.

The Company utilizes an internal asset classification system as a means of reporting problem and potential problem loans. Under the Company’s risk rating system, the Company classifies problem and potential problem loans as “Watch,” “Substandard,” “Doubtful”, and “Loss.” Substandard loans include those characterized by well defined weaknesses and carry the distinct possibility that the Company will sustain some loss if the deficiencies are not corrected. Loans classified as Doubtful, or risk rated eight, have all the weaknesses inherent in those classified Substandard with the added characteristic that the weaknesses present make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable. The final rating of Loss covers loans considered uncollectible and having such little recoverable value that it is not practical to defer writing off the asset. Loans that do not currently expose the Company to sufficient risk to warrant classification in one of the aforementioned categories, but possess weaknesses that deserve management’s close attention, are deemed to be Watch. Risk ratings are updated, at a minimum, quarterly. The following tables present gross loans by risk rating:

	December 31, 2012
	Pass	Watch	Substandard	Doubtful	Loss	Total
	(in thousands)
Commercial real estate
Owner occupied	$1,280,337	$50,552	$65,908	$—	$—	$1,396,797
Non-owner occupied	1,257,011	21,065	63,311	—	—	1,341,387
Multi-family	163,895	—	318	—	—	164,213
Commercial and industrial
Commercial	1,630,166	12,370	15,499	968	—	1,659,003
Leases	282,075	5,693	979	—	—	288,747
Construction and land development
Construction	215,395	202	—	—	—	215,597
Land	141,436	5,641	31,645	—	—	178,722
Residential real estate	365,042	7,559	32,446	2,890	—	407,937
Consumer	61,469	469	1,022	—	—	62,960

Total	$5,396,826	$103,551	$211,128	$3,858	$—	$5,715,363

	December 31, 2012
	Pass	Watch	Substandard	Doubtful	Loss	Total
	(in thousands)
Current (up to 29 days past due)	$5,387,543	$100,549	$152,827	$3,308	$—	$5,644,227
Past due 30—59 days	4,410	1,310	16,849		—	22,569
Past due 60—89 days	4,450	1,692	2,560		—	8,702
Past due 90 days or more	423	—	38,892	550	—	39,865

Total	$5,396,826	$103,551	$211,128	$3,858	$—	$5,715,363

	December 31, 2011
	Pass	Watch	Substandard	Doubtful	Loss	Total
	(in thousands)
Commercial real estate
Owner occupied	$1,139,776	$67,220	$45,186	$—	$—	$1,252,182
Non-owner occupied	1,103,593	33,470	38,969	—	—	1,176,032
Multi-family	123,917	414	809	—	—	125,140
Commercial and industrial
Commercial	1,067,602	20,657	31,648	200	—	1,120,107
Leases	215,778	105	592	—	—	216,475
Construction and land development
Construction	193,248	3,087	17,942	—	—	214,277
Land	120,858	8,551	37,990	—	—	167,399
Residential real estate	405,398	12,637	24,985	—	—	443,020
Consumer	68,546	971	2,987	—	—	72,504

Total	$4,438,716	$147,112	$201,108	$200	$—	$4,787,136

	December 31, 2011
	Pass	Watch	Substandard	Doubtful	Loss	Total
	(in thousands)
Current	$4,429,291	$143,908	$144,641	$—	$—	$4,717,840
Past due 30—59 days	6,475	661	5,639	—	—	12,775
Past due 60—89 days	2,950	2,104	5,952	—	—	11,006
Past due 90 days or more	—	439	44,876	200	—	45,515

Total	$4,438,716	$147,112	$201,108	$200	$—	$4,787,136

The table below reflects recorded investment in loans classified as impaired:

	December 31,
	2012	2011
	(in thousands)
Impaired loans with a specific valuation allowance under ASC 310	$51,538	$28,631
Impaired loans without a specific valuation allowance under ASC 310	146,617	180,860

Total impaired loans	$198,155	$209,491

Valuation allowance related to impaired loans	$(12,866)	$(10,377)

The following table presents the impaired loans by class:

	December 31,
	2012	2011
	(in thousands)
Commercial real estate
Owner occupied	$58,074	$46,780
Non-owner occupied	52,146	43,123
Multi-family	318	809
Commercial and industrial
Commercial	15,531	25,138
Leases	979	592
Construction and land development
Construction	—	20,827
Land	32,492	41,084
Residential real estate	37,851	28,850
Consumer	764	2,288

Total	$198,155	$209,491

A valuation allowance is established for an impaired loan when the fair value of the loan is less than the recorded investment. In certain cases, portions of impaired loans are charged-off to realizable value instead of establishing a valuation allowance and are included, when applicable in the table above as “Impaired loans without specific valuation allowance under ASC 310.” The valuation allowance disclosed above is included in the allowance for credit losses reported in the consolidated balance sheets as of December 31, 2012 and 2011.

The following table presents average investment in impaired loans and income recognized on impaired loans:

	Year Ended December 31,
	2012	2011	2010
	(in thousands)
Average balance during the year on impaired loans	$214,499	$207,957	$230,026
Interest income recognized on impaired loans	$6,761	$7,971	$7,636
Interest recognized on nonaccrual loans, cash basis	$191	$444	$2,501

The following table presents average investment in impaired loans by loan class:

	December 31,
	2012	2011	2010
	(in thousands)
Commercial real estate
Owner occupied	$57,147	$53,637	$54,633
Non-owner occupied	57,284	48,124	43,718
Multi-family	872	1,969	4,977
Commercial and industrial
Commercial	24,094	13,416	11,715
Leases	874	2,767	2,076
Construction and land development
Construction	986	26,753	28,930
Land	36,499	25,071	38,928
Residential real estate	35,639	35,544	44,286
Consumer	1,104	676	763

Total	$214,499	$207,957	$230,026

The following table presents interest income on impaired loans by class:

	Year Ended December 31,
	2012	2011	2010
	(in thousands)
Commercial real estate
Owner occupied	$2,130	$2,631	$1,874
Non-owner occupied	1,968	1,173	2,466
Multi-family	—	41	72
Commercial and industrial
Commercial	1,180	1,233	737
Leases	—	185	—
Construction and land development
Construction	—	952	1,291
Land	1,224	907	649
Residential real estate	220	803	504
Consumer	39	46	43

Total	$6,761	$7,971	$7,636

The Company is not committed to lend significant additional funds on these impaired loans.

The following table summarizes nonperforming assets:

	December 31,
	2012	2011
	(in thousands)
Nonaccrual loans	$104,716	$90,392
Loans past due 90 days or more on accrual status	1,388	2,589
Troubled debt restructured loans	84,609	112,483
Total nonperforming loans	190,713	205,464
Foreclosed collateral	77,247	89,104

Total nonperforming assets	$267,960	$294,568

Allowance for Credit Losses

The following table summarizes the changes in the allowance for credit losses by portfolio type:

	For the Years Ended December 31,
	Construction and	Commercial	Residential	Commercial
	Land Development	Real Estate	Real Estate	and Industrial	Consumer	Total
			(in thousands)
2012
Beginning Balance	$14,195	$35,031	$19,134	$25,535	$5,275	$99,170
Charge-offs	10,992	19,166	7,063	17,341	6,724	61,286
Recoveries	2,903	3,294	1,078	3,067	357	10,699
Provision	4,448	15,823	2,088	21,599	2,886	46,844

Ending balance	$10,554	$34,982	$15,237	$32,860	$1,794	$95,427

2011
Beginning Balance	$20,587	$33,043	$20,889	$30,782	$5,398	$110,699
Charge-offs	11,238	22,128	19,071	9,757	4,469	66,663
Recoveries	2,154	2,157	1,060	3,401	174	8,946
Provision	2,692	21,959	16,256	1,109	4,172	46,188

Ending balance	$14,195	$35,031	$19,134	$25,535	$5,275	$99,170

2010
Beginning Balance	$29,608	$16,279	$24,397	$31,883	$6,456	$108,623
Charge-offs	23,623	33,821	20,663	17,218	5,213	100,538
Recoveries	3,197	1,003	2,039	3,000	164	9,403
Provision	11,405	49,582	15,116	13,117	3,991	93,211

Ending balance	$20,587	$33,043	$20,889	$30,782	$5,398	$110,699

The following table presents impairment method information related to loans and allowance for credit losses by loan portfolio segment:

	Commercial	Commercial
	Real Estate-	Real Estate-	Commercial	Residential	Construction
	Owner	Non-Owner	and	Real	and Land	Commercial		Total
	Occupied	Occupied	Industrial	Estate	Development	Leases	Consumer	Loans
				(in thousands)
Loans Held for Investment as of December 31, 2012:
Recorded Investment:
Impaired loans with an allowance recorded	$13,615	$15,217	$4,700	$16,482	$844	$515	$165	$51,538
Impaired loans with no allowance recorded	44,459	37,247	10,831	21,369	31,648	464	599	146,617

Total loans individually evaluated for impairment	58,074	52,464	15,531	37,851	32,492	979	764	198,155
Loans collectively evaluated for impairment	1,332,185	1,440,214	1,642,313	368,034	361,074	287,768	31,072	5,462,660
Loans acquired with deteriorated credit quality	6,538	12,922	1,159	2,052	753	—	—	23,424

Total loans held for investment	$1,396,797	$1,505,600	$1,659,003	$407,937	$394,319	$288,747	$31,836	$5,684,239

Unpaid Principal Balance
Impaired loans with an allowance recorded	$13,634	$18,746	$9,877	$17,837	$848	$515	$540	$61,997
Impaired loans with no allowance recorded	54,947	43,208	11,248	27,098	35,669	464	612	173,246

Total loans individually evaluated for impairment	68,581	61,954	21,125	44,935	36,517	979	1,152	235,243
Loans collectively evaluated for impairment	1,332,185	1,440,214	1,642,313	368,034	361,074	287,768	31,072	5,462,660
Loans acquired with deteriorated credit quality	11,893	18,397	3,730	3,811	1,170	—	—	39,001

Total loans held for investment	$1,412,659	$1,520,565	$1,667,168	$416,780	$398,761	$288,747	$32,224	$5,736,904

Related Allowance for Credit Losses
Impaired loans with an allowance recorded	$2,815	$1,602	$2,314	$5,448	$284	$238	$165	$12,866
Impaired loans with no allowance recorded	—	—	—	—	—	—	—	—

Total loans individually evaluated for impairment	2,815	1,602	2,314	5,448	284	238	165	12,866
Loans collectively evaluated for impairment	15,118	15,447	27,546	9,789	10,270	2,762	1,629	82,561
Loans acquired with deteriorated credit quality	—	—	—	—	—	—	—	—

Total loans held for investment	$17,933	$17,049	$29,860	$15,237	$10,554	$3,000	$1,794	$95,427

	Commercial	Commercial
	Real Estate-	Real Estate-	Commercial	Residential	Construction
	Owner	Non-Owner	and	Real	and Land	Commercial		Total
	Occupied	Occupied	Industrial	Estate	Development	Leases	Consumer	Loans
				(in thousands)
Loans Held for Investment as of December 31, 2011:
Recorded Investment:
Impaired loans with an allowance recorded	$5,442	$6,932	$2,334	$4,900	$9,023	$—	$—	$28,631
Impaired loans with no allowance recorded	41,338	37,000	22,804	23,950	52,888	592	2,288	180,860

Total loans individually evaluated for impairment	46,780	43,932	25,138	28,850	61,911	592	2,288	209,491
Loans collectively evaluated for impairment	1,205,402	1,257,240	1,094,969	414,170	319,765	215,883	70,216	4,577,645
Loans acquired with deteriorated credit quality	—	—	—	—	—	—	—	—

Total loans held for investment	$1,252,182	$1,301,172	$1,120,107	$443,020	$381,676	$216,475	$72,504	$4,787,136

Unpaid Principal Balance
Impaired loans with an allowance recorded	$5,572	$8,495	$2,516	$5,059	$12,316	$—	$—	$33,958
Impaired loans with no allowance recorded	47,792	41,713	24,769	32,577	60,951	592	2,328	210,722

Total loans individually evaluated for impairment	53,364	50,208	27,285	37,636	73,267	592	2,328	244,680
Loans collectively evaluated for impairment	1,205,402	1,257,240	1,094,969	414,170	319,765	215,883	70,216	4,577,645
Loans acquired with deteriorated credit quality	—	—	—	—	—	—	—	—

Total loans held for investment	$1,258,766	$1,307,448	$1,122,254	$451,806	$393,032	$216,475	$72,544	$4,822,325

Related Allowance for Credit Losses
Impaired loans with an allowance recorded	$1,333	$1,494	$1,863	$2,186	$3,501	$—	$—	$10,377
Impaired loans with no allowance recorded	—	—	—	—	—	—	—	—

Total loans individually evaluated for impairment	1,333	1,494	1,863	2,186	3,501	—	—	10,377
Loans collectively evaluated for impairment	16,434	15,770	21,605	16,948	10,694	2,067	5,275	88,793
Loans acquired with deteriorated credit quality	—	—	—	—	—	—	—	—

Total loans held for investment	$17,767	$17,264	$23,468	$19,134	$14,195	$2,067	$5,275	$99,170

The following table presents information regarding the contractually required payments receivable, cash flows expected to be collected, and the estimated fair value of loans acquired in the WLBC merger, as of October 17, 2012, the closing date for that transaction:

	October 17, 2012
	Construction		Commercial
	and Land	Commercial	and	Residential
	Development	Real Estate	Industrial	Real Estate	Consumer	Total
			(in thousands)
Contractually required payments :
Loans with credit deterioration since origination	$1,287	$34,948	$5,652	$4,157	$—	$46,044
Purchased non-credit impaired loans	598	46,986	31,417	9,681	37	88,719

Total loans acquired	$1,885	$81,934	$37,069	$13,838	$37	$134,763

Cash flows expected to be collected:
Loans with credit deterioration since origination	$784	$24,856	$2,327	$3,041	$—	$31,008
Purchased non-credit impaired loans	532	44,495	29,252	9,145	33	83,457

Total loans acquired	$1,316	$69,351	$31,579	$12,186	$33	$114,465

Fair value of loans acquired:
Loans with credit deterioration since origination	$748	$19,159	$1,913	$1,979	$—	$23,799
Purchased non-credit impaired loans	493	34,161	25,240	7,027	27	66,948

Total loans acquired	$1,241	$53,320	$27,153	$9,006	$27	$90,747

These amounts were determined based on the estimated remaining life of the underlying loans, which include the effects of estimated prepayments. As of December 31, 2012, there was no allowance for credit losses on loans acquired with credit deterioration.

Changes in the accretable discount for loans purchased with credit quality deterioration follows:

2012
Balance at the beginning of the year	$—
Additions as a result of the WLBC merger	7,993
Accretion to interest income	(921)
Transfers from non-accretable discount to accretable	—

Balance at the end of the year	$7,072

In the fourth quarter of 2012, the Company modified its allowance for credit losses calculation to extend its look-back period for historical losses from three years to five years in order to capture loss statistics from a broader business cycle perspective, and expanded its loss migration metrics to encompass rolling loss migration data. The Company also increased loss estimates for those categories of loans for which the Company has incurred zero, or minimal historical losses, or for which the Company identified additional inherent risk attributes. Likewise, the Company added certain qualitative factors for consideration in the allowance for loan and lease losses. The net effect of these changes to the calculation method was to increase provision and allowance for credit losses by $1.6 million. The net effect by portfolio segment was to decrease provision for credit losses for the commercial real estate, residential real estate and consumer by $2.6 million, $0.5 million and $0.1 million, respectively and increase provision for credit losses for the commercial and industrial loan portfolio by $4.8 million.

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

The following table presents information on the financial effects of troubled debt restructured loans by class for the periods presented:

	Year Ended December 31, 2012
		Pre-Modification	Forgiven	Lost	Post-Modification	Waived Fees
	Number	Outstanding	Principal	Interest	Outstanding	and Other
	of Loans	Recorded Investment	Balance	Income (1)	Recorded Investment	Expenses
	(dollars in thousands)
Commercial real estate
Owner occupied	15	$22,435	$750	$493	$21,192	$73
Non-owner occupied	20	41,988	450	338	41,200	23
Multi-family	—	—	—	—	—	—
Commercial and industrial
Commercial	17	7,845	17	26	7,802	37
Leases	—	—	—	—	—	—
Construction and land development
Construction	—	—	—	—	—	—
Land	8	6,811	—	259	6,552	12
Residential real estate	20	10,421	40	1,181	9,200	9
Consumer	6	361	—	17	344	2

Total	86	$89,861	$1,257	$2,314	$86,290	$156

	Year Ended December 31, 2011
		Pre-Modification	Forgiven	Lost	Post-Modification	Waived Fees
	Number	Outstanding	Principal	Interest	Outstanding	and Other
	of Loans	Recorded Investment	Balance	Income (1)	Recorded Investment	Expenses
	(dollars in thousands)
Commercial real estate
Owner occupied	25	$24,605	$—	$1,279	$23,326	$242
Non-owner occupied	19	28,993	1,000	421	27,572	267
Multi-family	1	214	—	19	195	4
Commercial and industrial
Commercial	41	22,211	—	231	21,980	62
Leases	—	—	—	—	—	—
Construction and land development
Construction	3	12,443	—	1,180	11,263	38
Land	15	22,389	281	890	21,218	74
Residential real estate	34	17,378	1,010	1,364	15,004	20
Consumer	6	2,017	—	9	2,008	—

Total	144	$130,250	$2,291	$5,393	$122,566	$707

(1)	Lost interest income is processed as a charge-off to loan principal in the Company’s financial statements.

The following table presents TDR loans by class for which there was a payment default during the period:

	Year Ended December 31,
	2012		2011
	Number	Recorded	Number	Recorded
	of Loans	Investment	of Loans	Investment
		(dollars in thousands)
Commercial real estate
Owner occupied	10	$10,611	7	$2,971
Non-owner occupied	3	4,442	3	2,571
Multi-family	1	193	—	—
Commercial and industrial
Commercial	7	6,700	—	—
Leases	—	—	—	—
Construction and land development
Construction	—	—	2	2,463
Land	5	4,013	4	2,193
Residential real estate	7	8,014	8	2,661
Consumer	2	414	—	—

Total	35	$34,387	24	$12,859

A TDR loan is deemed to have a payment default when it becomes past due 90 days, goes on nonaccrual, or is re-structured again. Payment defaults, along with other qualitative indicators, are considered by management in the determination of the allowance for credit losses.

At December 31, 2012 and 2011 loan commitments outstanding on TDR loans were $0.2 million.

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

	Year Ended December 31,
	2012	2011
	(in thousands)
Balance, beginning	$34,394	$36,809
New loans	14,991	15,218
Repayments and other	(9,079)	(17,633)

Balance, ending	$40,306	$34,394

None of these loans are past due, on nonaccrual status or have been restructured to provide a reduction or deferral of interest or principal because of deterioration in the financial position of the borrower. There were no loans to a related party that were considered classified loans at December 31, 2012 or 2011. Included in repayments and other at December 31, 2011, were reductions of $8.7 million related to resignations of directors or other related party relationship changes.

Loan commitments outstanding with related parties total approximately $31.6 million and $34.4 million at December 31, 2012 and 2011, respectively.

Loan Purchases and Sales

In 2012 and 2011, the Company had secondary market loan purchases of $31.6 million and $75.8 million, respectively. For 2012, these purchased loans consisted of $30.8 million of commercial and industrial loans and $0.8 million of multifamily commercial real estate loans. For 2011, these purchased loans by portfolio type were $55.5 million of commercial leases, $15.1 million of commercial and industrial loans, $4.9 million of owner-occupied commercial real estate, and $0.3 million of non-owner occupied commercial real estate In addition, the Company periodically acquires newly originated loans at closing through participations or loan syndications. In the fourth quarter 2012, the Company transferred its affinity credit card portfolio to loans held for sale at a fair value of $31.1 million and recorded a $2.6 million charge. The Company had no significant loan sales in 2012 or 2011. The Company held no loans for sale at December 31, 2011.

5. PREMISES AND EQUIPMENT

	December 31,
	2012	2011
	(in thousands)
Bank premises	$73,887	$73,716
Land and improvements	32,078	30,580
Furniture, fixtures and equipment	51,089	49,533
Leasehold improvements	15,863	12,519
Construction in progress	2,441	982

	175,358	167,330
Less: accumulated depreciation and amortization	(67,448)	(61,784)

Premises and equipment, net	$107,910	$105,546

Lease Obligations

The Company leases certain premises and equipment under non-cancelable operating leases expiring through 2025. The following is a schedule of future minimum rental payments under these leases at December 31, 2012:

(in thousands)
2013	$5,789
2014	5,200
2015	5,002
2016	4,613
2017	3,852
Thereafter	9,362

$33,818

The Company leases the majority of its office locations and many of these leases contain multiple renewal options and provisions for increased rents. Total rent expense of $5.9 million, $5.6 million and $5.1 million is included in occupancy expenses for the years ended December 31, 2012, 2011 and 2010, respectively. Total depreciation expense of $6.3 million, $7.1 million, and $8.0 million is included in occupancy expenses for the years ended December 31, 2012, 2011 and 2010, respectively.

6. OTHER ASSETS ACQUIRED THROUGH FORECLOSURE

The following table represents the changes in other assets acquired through foreclosure:

	Year Ended December 31,
	2012	2011	2010
	(in thousands)
Balance, beginning of period	$89,104	$107,655	$83,347
Additions	28,825	48,585	93,656
Additions from acquisition of WLBC	5,094	—	—
Dispositions	(40,993)	(47,366)	(40,674)
Valuation adjustments in the period, net	(4,783)	(19,770)	(28,674)

Balance, end of period	$77,247	$89,104	$107,655

At December 31, 2012, 2011 and 2010, the majority of the Company’s repossessed assets consisted of properties located in Nevada.

7. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill is created when a company acquires a business. When a business is acquired, the purchased assets and liabilities are recorded at fair value and intangible assets are identified. Excess consideration paid to acquire a business over the fair value of the net assets is recorded as goodwill. During the third quarter 2012, Management concluded that goodwill and intangibles related to Shine Investment Advisory Services, Inc. were impaired, and recorded a $3.4 million impairment charge. This was due to ongoing evaluations of various strategic alternatives related to this entity. Shine was sold in October 2012. The Company’s annual goodwill impairment testing is October 1. As a result of this process, the Company determined that there was no additional goodwill impairment. There also was no goodwill impairment in 2011.

The goodwill impairment charges had no effect on the Company’s cash balances or liquidity. In addition, because goodwill is not included in the calculation of regulatory capital, the Company’s regulatory ratios were not affected by these non-cash expenses. No assurance can be given that goodwill will not be further impaired in future periods.

Intangible Assets

The following is a summary of acquired intangible assets:

	Year Ended December 31, 2012
	Gross Carrying	Accumulated	Addition	Sale of	Impairment of	Net Carrying
Subject to amortization:	Amount	Amortization	from Acquisition	Shine	Other	Amount
	(in thousands)
Core deposit intangibles	$24,579	$19,618	$1,578	$—	$—	$6,539
Other	3,145	1,554	—	1,383	208	—

	$27,724	$21,172	$1,578	$1,383	$208	$6,539

	Year Ended December 31, 2011
	Gross Carrying	Accumulated	Net Carrying
Subject to amortization:	Amount	Amortization	Amount
	(in thousands)
Core deposit intangibles	$24,579	$16,467	$8,112
Other	3,145	1,450	1,695

	$27,724	$17,917	$9,807

Amortization expense recognized on all amortizable intangibles totaled $3.3 million, $3.6 million and $3.6 million for the years ended December 31, 2012, 2011 and 2010, respectively.

Below is a summary of estimated aggregate amortization expense over the next five years:

Year Ended December 31,
(in thousands)
2013	$2,390
2014	1,459
2015	1,120
2016	1,120
2017	450

8. INCOME TAXES

The cumulative tax effects of the primary temporary differences as of December 31 are shown in the following table:

	December 31,
	2012	2011
	(in thousands)
Deferred tax assets:
Allowance for credit losses	$36,419	$38,021
OREO writedowns	7,865	11,448
Net operating loss carryforwards	14,886	20,245
Stock based compensation	5,477	5,594
Nonaccrual interest	3,841	3,050
Credit carryforwards	2,509	2,509
Unrealized loss on available for sale securities	—	2,448
Capital loss carryforwards	8,107	7,724
Other	7,632	2,519

Total gross deferred tax assets	86,736	93,558
Deferred tax asset valuation allowance	(7,980)	(7,596)

Total deferred tax assets	78,756	85,962
Deferred tax liabilities:
Core deposit intangible	(2,465)	(3,069)
Premises and equipment	(2,287)	(4,873)
Deferred loan costs	(3,514)	(2,421)
FHLB dividend	(1,941)	(1,948)
Unrealized gains on financial instruments measured at fair value	(11,535)	(11,326)
Unrealized gain on available for sale securities	(4,686)	—
Other	(571)	(601)

Total deferred tax liabilities	(26,999)	(24,238)

Net deferred tax asset	$51,757	$61,724

Deferred tax assets and liabilities are included in the financial statements at currently enacted income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes.

For the year ended December 31, 2012, the net deferred tax assets decreased $9.9 million to $51.8 million. This decrease in the net deferred tax asset was primarily the result of the net operating income of the Company for the period and the resulting use of the Company’s historic NOL carryforwards (but significantly offset by the acquisition of substantial NOL carryforwards from the WLBC acquisition and an increase in capital loss carryforwards resulting from the loss on the disposition of Shine), and also due to the tax effect of the change in other comprehensive income. The reduction in the effective tax rate from 2011 compared to 2012 is primarily due to low income housing tax credits, an increase in tax exempt income from revenue from municipal obligations, the bargain purchase of WLBC, and the permanent difference resulting from the tax loss from the disposition of Shine.

For the year ended December 31, 2012 and 2011, the $8.0 million and $7.6 million deferred tax valuation, respectively relates to net capital losses on ARPS securities sales.

The deferred tax asset related to federal and state net operating loss carryforwards outstanding at December 31, 2012, available to reduce tax liability in future years total $14.8 million (compared to $20.2 million at December 31, 2011). This is comprised of $11.9 million of tax benefits from federal net operating loss carry forwards (subject to section 382 of the Internal Revenue Code (IRC) as discussed below), $1.1 million of tax benefits from California state net operating loss carry forwards that will begin to expire in 2029, and $1.8 million of tax benefits from Arizona state net operating loss carryforwards that will begin to expire in 2013. As noted above, the Company’s ability to use the federal NOLs acquired from WLBC (as well as its ability to use certain future tax deductions called Net Unrealized Built In Losses (“NUBILs) will be limited by section 382 of the IRC. The net deferred tax asset relating to NUBILs available to reduce tax liability in future years totals $5.4 million. In Management’s opinion, it is more likely than not that the results of future operations will generate sufficient taxable income to realize the deferred taxes related to these net operating loss carryforwards and NUBILs.

The provision for income taxes charged to operations consists of the following:

	Year Ended December 31,
	2012	2011	2010
	(in thousands)
Current	$2,239	$1,546	$1,182
Deferred	21,722	15,303	(7,592)

Total tax provision	$23,961	$16,849	$(6,410)

The reconciliation between the statutory federal income tax rate and the Company’s effective tax rate are summarized as follows:

	Year Ended December 31,
	2012	2011	2010
	(in thousands)
Income tax at statutory rate	$34,750	$17,619	$(3,703)
Increase (decrease) resulting from:
State income taxes, net of federal benefits	1,801	1,411	(739)
Dividends received deductions	(992)	(900)	(476)
Bank-owned life insurance	(1,553)	(1,431)	(1,155)
Tax-exempt income	(3,844)	(867)	(280)
Nondeductible expenses	334	276	340
Change in rates applied to deferred items	156	—	—
Loss on sale of subsidiaries	(2,523)	—	—
Deferred tax asset valuation allowance	383	—	(2,033)
Restricted stock write off	1,133	617	1,259
Bargain purchase option	(5,952)	—	—
Low income housing tax credits	(2,089)	—	—
Other, net	2,357	124	377

	$23,961	$16,849	$(6,410)

Uncertain Tax Position

The Company files income tax returns in the U.S. federal jurisdiction and in various states. With few exceptions, the Company is no longer subject to U.S. federal, state or local tax examinations by tax authorities for years before 2008.

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

The Company would recognize interest accrued related to unrecognized tax benefits in tax expense. The Company has not recognized or accrued any interest or penalties for the periods ended December 31, 2012, 2011 or 2010, respectively.

Management believes that the Company has appropriate support for the income tax positions taken and to be taken on its tax returns and that its accruals for tax liabilities are adequate for all open years based on an assessment of many factors, including past experience and interpretation of tax law applied to the facts of each matter.

The Internal Revenue Service's Examination Division issued a notice of proposed deficiency on January 10, 2011, proposing a taxable income adjustment of $136.7 million related to deductions taken on our 2008 tax return in connection with the partial worthlessness of collateralized debt obligations, or CDOs. The use of these deductions on the Company’s 2008 tax return resulted in a net operating loss carryback claim for a tax refund of approximately $40.0 million of federal taxes for the 2006 and 2007 taxable periods. The Company filed a protest of the proposed deficiency, which was referred to the Appeals Division of the Internal Revenue Service. In the fourth quarter 2012, the Company received formal notification that the matter had been resolved in its favor.

9. DEPOSITS

The table below summarizes deposits by type:

	December 31,
	2012	2011
	(in thousands)
Non-interest-bearing demand	$1,933,169	$1,558,211
Interest-bearing demand	582,315	482,729
Savings and money market	2,573,506	2,166,639
Certificate of deposit ($100,000 or more)	1,220,938	1,288,681
Other time deposits	145,249	162,252

Total deposits	$6,455,177	$5,658,512

Of the total deposits at December 31, 2012, $5.09 billion may be immediately withdrawn. Certificates of deposit are the only deposits which have a specified maturity.

The summary of the contractual maturities for all time deposits is as follows:

December 31,
2012
(in thousands)
2013	$1,277,496
2014	81,561
2015	4,787
2016	1,334
2017	1,009

$1,366,187

The Company through its banks is a member of Certificate Deposit Account Registry Service (“CDARS”), which provides FDIC insurance for large deposits. Federal banking law and regulation places restrictions on depository institutions regarding brokered deposits because of the general concern that these deposits are at a greater risk of being withdrawn, thus posing liquidity risk for institutions that gather brokered deposits in significant amounts. At December 31, 2012 and 2011, the Company had $386.3 million and $376.0 million, respectively, of reciprocal CDARS deposits. At December 31, 2012 and 2011, the Company also had $99.8 million and $34.6 million, respectively, of other brokered deposits outstanding.

10. OTHER BORROWINGS

The following table summarizes the Company’s borrowings as of December 31, 2012 and 2011:

	December 31,
	2012	2011
	(in thousands)
Short Term
Federal Home Loan Bank advances	$120,000	$280,000

Long Term
Other long term debt	$75,000	$75,000

The Company maintains lines of credit with the Federal Home Loan Bank (“FHLB”) and Federal Reserve Bank (“FRB”). The Company’s borrowing capacity is determined based on collateral pledged, generally consisting of investment securities and loans, at the time of the borrowing. The Company also maintains credit lines with other sources secured by pledged securities. Short-term FHLB and FRB advances had weighted average interest rates of 0.24% and 0.15% for the years ending December 31, 2012 and 2011, respectively.

On August 25, 2010, the Company completed a public offering of $75 million in principal Senior Notes due in 2015 bearing interest of 10%. The net proceeds of the offering were $72.8 million. The weighted average rate on all long term debt was 10.77% and 10.81% in 2012 and 2011, respectively.

The following table summarizes maturities of other borrowed funds:

Year ending December 31:
2013	$120,000
2014	—
2015	75,000

$195,000

The Banks have entered into agreements with other financial institutions under which they can borrow up to $110.0 million on an unsecured basis. The lending institutions will determine the interest rate charged on borrowings at the time of the borrowing. In addition WAL maintains a $20.0 million secured borrowing line.

As of December 31, 2012 and 2011, the Company had additional available credit with the FHLB of approximately $952.8 million and $843.4 million, respectively, and with the FRB of approximately $600.6 million and $696.6 million, respectively.

11. JUNIOR SUBORDINATED DEBT

The Company has formed or acquired through mergers six statutory business trusts, which exist for the exclusive purpose of issuing Cumulative Trust Preferred Securities. All of the funds raised from the issuance of these securities were passed to the Company and are reflected in the accompanying balance sheet as junior subordinated debt in the amount of $36.2 million.

The junior subordinated debt has contractual balances and maturity dates as follows:

		December 31,
Name of Trust	Maturity	2012	2011
BankWest Nevada Capital Trust II	2033	15,464	15,464
First Independent Capital Trust I	2034	7,217	7,217
Intermountain First Statutory Trust I	2034	10,310	10,310
WAL Trust No. 1	2036	20,619	20,619
WAL Statutory Trust No. 2	2037	5,155	5,155
WAL Statutory Trust No. 3	2037	7,732	7,732

		$66,497	$66,497
Unrealized gains on trust preferred securities measured at fair value, net		(30,279)	(29,512)

		$36,218	$36,985

The weighted average contractual rate of the junior subordinated debt was 2.97% and 3.61% as of December 31, 2012 and 2011, respectively.

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

A summary of the contractual amounts for unfunded commitments and letters of credit are as follows:

	December 31,
	2012	2011
	(in thousands)
Commitments to extend credit, including unsecured loan commitments of $172,002 at December 31, 2012 and $167,305 at December 31, 2011	$1,096,264	$863,120
Credit card commitments and financial guarantees	295,506	319,892
Standby letters of credit, including unsecured letters of credit of $3,915 at December 31, 2012 and $2,558 at December 31, 2011	32,757	34,768

Total	$1,424,527	$1,217,780

The following table represents the contractual commitments for lines and letters of credit by maturity at December 31, 2012:

		Amount of Commitment Expiration per Period
	Total Amounts Committed	Less Than 1 Year	1-3 Years	3-5 Years	After 5 Years
			(in thousands)
Commitments to extend credit	$1,096,264	$637,730	$215,363	$102,029	$141,142
Credit card guarantees	295,506	295,506	—	—	—
Standby letters of credit	32,757	25,184	4,286	3,238	49

Total	$1,424,527	$958,420	$219,649	$105,267	$141,191

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. The Company enters into credit arrangements that generally provide for the termination of advances in the event of a covenant violation or other event of default. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management’s credit evaluation of the party. The commitments are collateralized by the same types of assets used as loan collateral. The unfunded commitments on the credit cards loans held for sale at December 31, 2012 was $262.6 million.

The Company has exposure to credit losses from unfunded commitments and letters of credit. As funds have not been disbursed on these commitments, they are not reported as loans outstanding. Credit losses related to these commitments are not included in the allowance for credit losses reported in Note 4, “Loans, Leases and Allowance for Credit Losses” of these Consolidated Financial Statements and are accounted for as a separate loss contingency as a liability. This loss contingency for unfunded loan commitments and letters of credit was $1.3 million and $1.1 million as of December 31, 2012 and 2011, respectively. Changes to this liability are adjusted through other non-interest expense.

Concentrations of Lending Activities

The Company’s lending activities are primarily driven by the customers served in the market areas where the Company has branch offices in the States of Nevada, California and Arizona. The Company monitors concentrations within five broad categories: geography, industry, product, call code, and collateral. The Company grants commercial, construction, real estate and consumer loans to customers through branch offices located in the Company’s primary markets. The Company’s business is concentrated in these areas and the loan portfolio includes significant credit exposure to the commercial real estate market of these areas. As of December 31, 2012 and 2011, commercial real estate related loans accounted for approximately 58% and 61% of total loans, respectively, and approximately 3% and 2%, respectively of commercial real estate related loans are secured by undeveloped land. Substantially all of these loans are secured by first liens with an initial loan to value ratio of generally not more than 75%. Approximately 48% and 49% of these commercial real estate loans excluding construction and land loans were owner occupied at December 31, 2012 and 2011, respectively. In addition, approximately 4% of total loans were unsecured as of December 31, 2012 and 2011, respectively.

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

Other

The Company has entered into change in control agreements with certain named Executives and other employees as designated as Executives by the Board of Directors. Under these agreements, in the event of a qualifying termination, each Executive is entitled to receive, (1) accrued benefits, payable in accordance with the Company’s normal payroll practice, (2) a lump sum cash severance payment in an amount equal to the sum of (a) two times the Executive’s annual base salary plus (b) two times the Executives annual bonus, (3) any unpaid bonus that was earned by the Executive in the prior year and (4) reimbursement of paid group health premiums up to 24 months.

13. STOCKHOLDERS’ EQUITY

Preferred Stock

On September 27, 2011, the Company received $141.0 million from the issuance of 141,000 shares of non-cumulative perpetual preferred stock, Series B, par value of $.0001 per share and a liquidation preference of $1,000 per share, to the U.S. Treasury Department pursuant to participation in the U.S. Department of Treasury’s Small Business Lending Fund Program (SBLF). Initially established at 5%, the dividend rate can vary from as low as 1% to 9% in part depending upon the Company’s success in qualifying small business lending. There were no changes to the Company’s outstanding preferred stock for the year ended December 31, 2012.

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

Common Stock Issuance

In the third quarter of 2012, the Company issued 2,966,236 of common stock as part of the acquisition of WLBC at $10.78 per share for net value of $32.0 million.

Stock Repurchases

There were no stock repurchases in 2012 or 2011.

Stock Options and Restricted Stock

The 2005 Stock Incentive Plan (the “Incentive Plan”), as amended, gives the Board of Directors the authority to grant up to 6.5 million stock awards consisting of unrestricted stock, stock units, dividend equivalent rights, stock options (incentive and non-qualified), stock appreciation rights, restricted stock, and performance and annual incentive awards. Stock awards available for grant at December 31, 2012 are 2.2 million.

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

Certain restricted shares have a performance condition that requires the Company to reach certain earnings per share targets by 2014.

The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model that uses the assumptions noted in the following table. The expected volatility is based on the historical volatility of the stock of the Company over the expected life of the Company’s options. The Company estimates the life of the options by calculating the average of the vesting period and the contractual life. The expected life of options was estimated based on the simplified method. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of the grant. The dividend rate assumption of zero is based on management’s intention not to pay dividends for the foreseeable future. There were no options granted in 2012. A summary of the assumptions used in calculating the fair value of option awards during the years ended December 31, 2011 and 2010 are as follows:

	Year Ended December 31,
	2011	2010
Expected life in years	4	5
Risk-free interest rate	1.5%	2.5%
Dividends rate	None	None
Fair value per optional share	$3.94	$3.22
Volatility	72%	76%

Stock options granted in 2011 generally have a vesting period of 4 years and a contractual life of 7 years. Restricted stock awards granted in 2012 and 2011 generally have a vesting period of 3 years. The Company recognizes compensation cost for options with a graded vesting on a straight-line basis over the requisite service period for the entire award.

A summary of option activity under the Incentive Plan is presented below:

	December 31, 2012
		Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic
	Shares	(per share)	(in years)	Value
	(in thousands, except exercise price and contractual terms)
Outstanding options, beginning of period	2,108	$14.64
Granted	—	—
Exercised	(397)	7.06
Forfeited or expired	(39)	14.83

Outstanding options, end of period	1,672	$16.44	1.7	$1,845

Options exercisable, end of period	1,570	$17.03	1.6	$1,526

Options expected to vest, end of period	92	$7.41	3.3	$1,053

	December 31, 2011
	Shares	Weighted Average Exercise Price (per share)	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
	(in thousands, except exercise price and contractual terms)
Outstanding options, beginning of period	2,532	$14.82
Granted	39	7.27
Exercised	(53)	6.81
Forfeited or expired	(410)	16.06

Outstanding options, end of period	2,108	$14.64	2.4	$16

Options exercisable, end of period	1,846	$15.36	2.2	$4

Options expected to vest, end of period	231	$9.71	3.9	$15

A summary of the status of the Company’s unvested shares of restricted stock and changes during the years then ended is presented below:

	December 31,
	2012		2011
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
	(in thousands, except per share amounts)
Balance, beginning of period	1,303	$6.44	1,000	$6.61
Granted	721	8.16	616	7.16
Vested	(455)	6.10	(202)	9.39
Forfeited	(99)	7.35	(111)	6.57

Balance, end of period	1,470	$7.32	1,303	$6.44

As of December 31, 2012, 2011 and 2010, there was $4.1 million, $4.0 million, and $6.1 million, respectively, of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under the Incentive Plan. That cost is expected to be recognized over a weighted average period of 1.8 years, respectively. The total intrinsic value of options exercised during the years ended December 31, 2012, 2011, and 2010 were $397,000, $53,000 and $50,000, respectively. The total fair value of restricted stock that vested during the years ended December 31, 2012, 2011 and 2010 was $3.8 million, $1.5 million and $1.3 million, respectively. The weighted average grant-date fair value of restricted stock granted during the years ended December 31, 2012, 2011 and 2010 was $5.9 million, $4.0 million and $3.6 million, respectively.

Stock Warrants

At December 31, 2012, there were 131,684 warrants outstanding, with an exercise price of $34.56, that expire in August 2013.

Salary Shares

In 2011, the Company issued salary shares to certain individuals. Total shares issued at December 31, 2011 were 105,834 for compensation expense of $0.7 million. There were no salary shares issued in 2012. Salary shares are issued as common stock which vests immediately.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Banks to maintain minimum amounts and ratios of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I leverage (as defined) to average assets (as defined). As of December 31, 2012 and 2011, the Company and the Banks met all capital adequacy requirements to which they are subject.

As of December 31, 2012, the Company and each of its subsidiaries met the minimum capital ratio requirements necessary to be classified as well-capitalized, as defined by the banking agencies. To be categorized as well-capitalized, the Banks must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the table below. In addition, the Memorandum of Understanding to which Bank of Nevada is subject requires it to maintain a higher Tier 1 leverage ratio than otherwise required to be considered well-capitalized. At December 31, 2012, Bank of Nevada’s capital level exceeded this elevated requirement.

Federal banking regulators have proposed revisions to the bank capital requirement standards known as Basel III. Basel III strengthens bank capital requirements and introduces new regulatory requirements on bank liquidity and bank leverage. Based on the Company’s assessment of these proposed regulations, as of December 31, 2012, the Company and each of its subsidiaries met the requirements necessary to be classified as well-capitalized under the proposed regulation.

The actual capital amounts and ratios for the Banks and Company are presented in the following table:

			Risk-	Tangible	Total	Tier 1	Tier 1
	Total	Tier 1	Weighted	Average	Capital	Capital	Leverage
	Capital	Capital	Assets	Assets	Ratio	Ratio	Ratio
	(dollars in thousands)
December 31, 2012
WAL (Consolidated)	$856,199	$768,687	$6,797,392	$7,576,101	12.6%	11.3%	10.1%
Bank of Nevada	371,164	338,404	2,534,301	2,994,626	14.7%	13.3%	11.3%
Western Alliance Bank	258,930	218,716	2,382,971	2,538,356	10.9%	9.2%	8.6%
Torrey Pines Bank	196,677	165,403	1,826,740	1,930,808	10.8%	9.1%	8.6%
Well-capitalized ratios					10.0%	6.0%	5.0%
Minimum capital ratios					8.0%	4.0%	4.0%
December 31, 2011
WAL (Consolidated)	$723,327	$651,104	$5,749,818	$6,636,083	12.6%	11.3%	9.8%
Bank of Nevada	294,747	266,430	2,232,208	2,818,077	13.2%	11.9%	9.5%
Western Alliance Bank	231,360	188,328	1,944,738	2,128,033	11.9%	9.7%	8.9%
Torrey Pines Bank	183,772	151,058	1,541,878	1,641,500	11.9%	9.8%	9.2%
Well-capitalized ratios					10.0%	6.0%	5.0%
Minimum capital ratios					8.0%	4.0%	4.0%

Additionally, State of Nevada banking regulations restrict distribution of the net assets of Bank of Nevada because such regulations require the sum of the bank’s stockholders’ equity and reserve for loan losses to be at least 6% of the average of the bank’s total daily deposit liabilities for the preceding 60 days. As a result of these regulations, approximately $155.5 million and $147.6 million of Bank of Nevada’s stockholders’ equity was restricted at December 31, 2012 and 2011, respectively.

15. EMPLOYEE BENEFIT PLANS

The Company has a qualified 401(k) employee benefit plan for all eligible employees. Participants are able to defer between 1% and 15% (up to a maximum of $17,000 for those under 50 years of age in 2012) of their annual compensation. The Company may elect to match a discretionary amount each year, which was 50% of the first 6% of the participant’s compensation deferred into the plan. The Company’s total contribution was $1.4 million, $1.3 million and $1.2 million for the years ended December 31, 2012, 2011 and 2010, respectively.

In addition, the Company maintains a non-qualified 401(k) restoration plan for the benefit of executives of the Company and certain affiliates. Participants are able to defer a portion of their annual salary and receive a matching contribution based primarily on the contribution structure in effect under the Company’s 401(k) plan, but without regard to certain statutory limitations applicable under the 401(k) plan. The Company’s total contribution to the restoration plan was approximately $43,000, $31,000, and $27,000 for the years ended December 31, 2012, 2011 and 2010, respectively.

16. FAIR VALUE ACCOUNTING

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

For the year ended December 31, 2012 and 2011, gains and losses from fair value changes included in the Consolidated Statement of Operations were as follows:

	Changes in Fair Values for Items Measured at Fair
	Value Pursuant to Election of the Fair Value Option
Description	Unrealized Gain/(Loss) on Assets and Liabilities Measured at Fair Value, Net	Interest Income on Securities	Interest Expense on Junior Subordinated Debt	Total Changes Included in Current- Period Earnings
	(in thousands)
Year Ended December 31, 2012
Securities measured at fair value	$(114)	$14	$—	$(100)
Junior subordinated debt	767	—	1,312	(545)

	$653	$14	$1,312	$(645)

Year Ended December 31, 2011
Securities measured at fair value	$14	$26	$—	$40
Junior subordinated debt	6,049	—	1,043	5,006

	$6,063	$26	$1,043	$5,046

The following table presents the portion of trading securities losses related to trading securities still held at the reporting date:

	December 31,
	2012	2011
	(in thousands)
Net gains and (losses) for the period on trading securities included in earnings	$(114)	$14
Less: net gains and (losses) recognized during the period on trading securities sold during the period	—	190

Change in unrealized gains or (losses) for the period included in earnings for trading securities held at the end of the reporting period	$(114)	$(176)

The difference between the aggregate fair value of junior subordinated debt ($30.3 million) and the aggregate unpaid principal balance thereof ($66.5 million) was $36.2 million at December 31, 2012.

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

Junior subordinated debt: The Company estimates the fair value of its junior subordinated debt using a discounted cash flow model which incorporates the effect of the Company’s own credit risk in the fair value of the liabilities (Level 3). The Company’s cash flow assumptions were based on the contractual cash flows as the Company anticipates that it will pay the debt according to its contractual terms. The Company evaluated priced offerings on individual issuances of trust preferred securities and estimated the discount rate based, in part, on that information. The Company estimated the discount rate at 6.846%, which is a 654 basis point spread over 3 month LIBOR (0.306% as of December 31, 2012). As of December 31, 2011, the Company estimated the discount rate at 6.989%, which was a 641 basis point spread over 3 month LIBOR (0.579%).

The fair value of these assets and liabilities were determined using the following inputs at the periods presented:

	Fair Value Measurements at the End of the Reporting Period Using:
December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
	(in thousands)
Assets:
Securities measured at fair value
Direct U.S. obligations and GSE residential mortgage-backed securities	$—	$5,061	$—	$5,061

Securities available for sale
U.S. Government-sponsored agency securities	$—		$—	$—
Municipal obligations	—	73,171	—	73,171
Direct U.S. obligations and GSE residential mortgage-backed securities	—	663,204	—	663,204
Mutual funds	37,961	—	—	37,961
Private label residential mortgage-backed securities	—	35,607	—	35,607
Private label commercial mortgage-backed securities	—	5,741		5,741
Adjustable-rate preferred stock	75,555	—	—	75,555
Trust preferred	24,135	—	—	24,135
Other	24,216	—	—	24,216

	$161,867	$777,723	$—	$939,590

Interest rate swaps	$—	$777	$—	$777

Liabilities:
Junior subordinated debt	$—	$—	$36,218	$36,218

Interest rate swaps	$—	$751	$—	$751

	Fair Value Measurements at the End of the Reporting Period Using:
December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
	(in thousands)
Assets:
Securities measured at fair value
Direct U.S. obligations and GSE residential mortgage-backed securities	$—	$6,515	$—	$6,515

Securities available for sale
U.S. Government-sponsored agency securities	$—	$156,211	$—	$156,211
Municipal obligations	—	5,586	—	5,586
Direct U.S. obligations and GSE residential mortgage-backed securities	—	864,584	—	864,584
Mutual funds	28,864	—	—	28,864
Private label residential mortgage-backed securities	—	25,784	—	25,784
Private label commercial mortgage-backed securities	—	5,431		5,431
Adjustable-rate preferred stock	54,676	—	—	54,676
Trust preferred	1,323	19,836	—	21,159
Corporate bonds	4,575	—	—	4,575
Other	23,515	—	—	23,515

	$112,953	$1,077,432	$—	$1,190,385

Interest rate swaps	$—	$1,729	$—	$1,729

Liabilities:
Junior subordinated debt	$—	$—	$36,985	$36,985

Interest rate swaps	$—	$946	$—	$946

As of December 31, 2011, one trust preferred security with a net fair value of $19.8 million transferred from Level 1 to Level 2 due to a change in pricing source from an active trade used at the end of the third quarter 2011 to a pricing service.

For the twelve months ended December 31, 2012, the change in Level 3 liabilities measured at fair value on a recurring basis was as follows:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Junior
Subordinated
Debt
(in thousands)
Opening balance	$(36,985)
Transfers into Level 3	—
Transfers out of Level 3	—
Total gains or losses for the period
Included in earnings (or changes in net assets) (a)	767
Included in other comprehensive income	—
Purchases, sales, and settlements	—
Purchases	—
Sales	—
Settlements	—

Closing balance	$(36,218)

Change in unrealized gains (losses) for the twelve month period included in earnings (or changes in net assets) for the period ended December 31, 2012.	$767

Change in unrealized gains (losses) for the twelve month period included in earnings (or changes in net assets) for the period ended December 31, 2011.	$6,049

(a)	Total gains (losses) for the period are included in the non-interest income line, mark to market gains (losses), net.

For Level 3 liabilities measured at fair value on a recurring basis as of December 31, 2012, the significant unobservable inputs used in the fair value measurements were as follows:

	Fair Value at December 31,2012	Valuation Technique	Significant Unobservable Inputs	Input Value
	(dollars in thousands)
Junior subordinated debt	$36,218	Discounted cash flow	Median market spreads on publicly issued trust preferreds with comparable credit risk	6.846%

	Fair Value at December 31,2011	Valuation Technique	Significant Unobservable Inputs	Input Value
	(dollars in thousands)
Junior subordinated debt	$36,985	Discounted cash flow	Median market spreads on publicly issued trust preferreds with comparable credit risk	6.989%

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

Fair value on a nonrecurring basis

Certain assets are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis, but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). The following table presents such assets carried on the balance sheet by caption and by level within the ASC 825 hierarchy:

	Fair Value Measurements at the End of the Reporting Period Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Active Markets for Similar Assets (Level 2)	Unobservable Inputs (Level 3)
	(in thousands)
As of December 31, 2012:
Impaired loans with specific valuation allowance	$38,672	$—	$—	$38,672
Impaired loans without specific valuation allowance	90,632	—	—	90,632
Other assets acquired through foreclosure	77,247	—	—	77,247
As of December 31, 2011:
Impaired loans with specific valuation allowance	$18,254	$—	$—	$18,254
Impaired loans without specific valuation allowance	71,001	—	—	71,001
Other assets acquired through foreclosure	89,104	—	—	89,104

Impaired loans: The specific reserves for collateral dependent impaired loans are based on the fair value of the collateral. The fair value of collateral is determined based on third-party appraisals. Appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Fair value is determined, where possible, using market prices derived from an appraisal or evaluation, which are considered to be Level 2. However, certain assumptions and unobservable inputs are often used by the appraiser; therefore, qualifying the assets as Level 3 in the fair value hierarchy. In some cases, adjustments are made to the appraised values due to various factors, including age of the appraisal (which are generally obtained every six to twelve months), age of comparables included in the appraisal, and known changes in the market and in the collateral. When significant adjustments are based on unobservable inputs, such as when a current appraised value is not available or management determines the fair value of the collateral is further impaired below appraised value and there is no observable market price, the resulting fair value measurement has been categorized as a Level 3 measurement. These Level 3 impaired loans had an aggregate carrying amount of $51.5 million and specific reserves in the allowance for loan losses of $12.9 million at December 31, 2012.

Other assets acquired through foreclosure: Other assets acquired through foreclosure consist of properties acquired as a result of, or in-lieu-of, foreclosure. Properties or other assets classified as other assets acquired through foreclosure and other repossessed property and are initially reported at the fair value determined by independent appraisals using appraised value, less cost to sell. Such properties are generally re-appraised every six to twelve months. There is risk for subsequent volatility. Costs relating to the development or improvement of the assets are capitalized and costs relating to holding the assets are charged to expense. The Company had $77.2 million of such assets at December 31, 2012. Fair value is determined, where possible, using market prices derived from an appraisal or evaluation, which are considered to be Level 2. However, certain assumptions and unobservable inputs are often used by the appraisal; therefore, qualifying the assets as Level 3 in the fair value hierarchy. When significant adjustments are based on unobservable inputs, such as when a current appraised value is not available or management determines the fair value of the collateral is further impaired below appraised value and there is no observable market price, the resulting fair value measurement has been categorized as a Level 3 measurement.

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

For the twelve months ended December 31, 2012, the Company determined that no securities contained credit losses. For the twelve months ended December 31, 2011, the Company determined that certain collateralized mortgage debt securities contained credit losses. The impairment credit losses related to these debt securities was $0.2 million.

The following table presents a rollforward of the amount related to impairment credit losses recognized in earnings for the year ended December 31, 2012 and 2011:

Debt Security Credit Losses

Recognized in Other Comprehensive Income/Earnings

For the Year Ended December 31, 2012 and 2011

Private Label Mortgage-
Backed Securities
(in thousands)
Beginning balance of impairment losses held in other comprehensive income	$(1,811)
Current period other-than temporary impairment credit losses recognized through earnings	—
Reductions for securities sold during the period	—
Additions or reductions in credit losses due to change of intent to sell	—
Reductions for increases in cash flows to be collected on impaired securities	—

Ending balance of net unrealized gains and (losses) held in other comprehensive income	$(1,811)

FAIR VALUE OF FINANCIAL INSTRUMENTS

The estimated fair value of the Company’s financial instruments is as follows:

	December 31, 2012					December 31, 2011
	Carrying	Fair Value				Carrying	Fair
	Amount	Level 1	Level 2	Level 3	Total	Amount	Value
	(in thousands)
Financial assets:
Investment securities	$1,235,984	$216,337	$1,021,133	$—	$1,237,470	$1,483,158	$1,486,935
Derivatives	777	—	777	—	777	1,729	1,729
Loans, net	5,613,891	—	5,133,351	129,304	5,262,655	4,680,899	4,420,006
Financial liabilities:
Deposits	6,455,177	—	6,458,100	—	6,458,100	5,658,512	5,660,518
Customer repurchases	79,034	—	79,034	—	79,034	123,626	123,626
FHLB and FRB advances	120,000	—	120,000	—	120,000	280,000	280,000
Other borrowed funds	73,717	—	—	85,125	85,125	73,321	78,375
Junior subordinated debt	36,218	—	—	36,218	36,218	36,985	36,985
Derivatives	751	—	751	—	751	946	946

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

Interest rate risk exposure is measured using interest rate sensitivity analysis to determine our change in net portfolio value and net interest income resulting from hypothetical changes in interest rates. If potential changes to net portfolio value and net interest income resulting from hypothetical interest rate changes are not within the limits established by the Board of Directors, the Board of Directors may direct management to adjust the asset and liability mix to bring interest rate risk within board-approved limits. As of December 31, 2012, the Company’s interest rate risk profile was within Board-approved limits.

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

Fair value of commitments

The estimated fair value of standby letters of credit outstanding at December 31, 2012 and 2011 was insignificant. Loan commitments on which the committed interest rates were less than the current market rate are also insignificant at December 31, 2012 and 2011.

17. PARENT COMPANY FINANCIAL INFORMATION

The condensed financial statements of the holding company are presented in the following pages.

WESTERN ALLIANCE BANCORPORATION

Condensed Balance Sheets

	December 31,
	2012	2011
	(in thousands)
ASSETS:
Cash and cash equivalents	$16,521	$13,047
Securities available for sale	42,455	33,873
Investment in subsidiaries	788,163	669,631
Loans held for investment, net	12,365	—
Other assets	19,207	38,439

Total assets	$878,711	$754,990

LIABILITIES AND STOCKHOLDERS' EQUITY:
Borrowings	$73,717	$73,321
Accrued interest and other liabilities	9,160	8,001
Junior subordinated debt	36,218	36,985

Total liabilities	119,095	118,307

Stockholders’ equity:
Preferred stock	141,000	141,000
Common stock	9	8
Additional paid-in capital	784,852	743,780
Accumulated deficit	(174,471)	(243,512)
Accumulated other comprehensive loss	8,226	(4,593)

Total stockholders’ equity	759,616	636,683

Total liabilities and stockholders’ equity	$878,711	$754,990

WESTERN ALLIANCE BANCORPORATION

Condensed Statements of Operations

	Year Ended December 31,
	2012	2011	2010
	(in thousands)
Interest and dividend income	$2,105	$1,502	$1,716
Interest expense on borrowings	10,522	10,241	5,642

Net interest expense	(8,417)	(8,739)	(3,926)
Provision for credit losses	300	—	—

Net interest expense after provision for credit losses	(8,717)	(8,739)	(3,926)
Other income (loss):
Income (loss) from consolidated subsidiaries	72,398	45,336	(5,843)
Fair value gains (losses)	767	6,050	(540)
Other income	26,796	4,190	15,263

Total other income	99,961	55,576	8,880

Expenses:
Salaries and employee benefits	20,927	13,751	10,256
Other	8,836	11,342	9,662

Total non-interest expenses	29,763	25,093	19,918

Income (loss) before income tax benefit	61,481	21,744	(14,964)
Income tax benefit (expense)	11,353	9,750	7,769

Net income (loss)	72,834	31,494	(7,195)
Preferred stock dividends	3,793	7,033	7,000
Accretion on preferred stock discount	—	9,173	2,882

Net income (loss) available to common stockholders	$69,041	$15,288	$(17,077)

Western Alliance Bancorporation

Condensed Statements of Cash Flows

	Year Ended December 31,
	2012	2011	2010
	(in thousands)
Cash Flows from Operating Activities:
Net income (loss)	$72,834	$31,494	$(7,195)
Adjustments to reconcile net income (loss) to net cash used in (provided by) operating activities:
Equity in net undistributed (earnings) losses of consolidated subsidiaries	(72,398)	(45,336)	5,843
Dividends received from subsidiaries	18,499	4,192	517
Provision for credit losses	300	—	—
Stock-based compensation expense	3,488	1,237	1,268
Trust preferred securities fair value (gains) losses	(767)	(6,049)	596
Net amortization of premiums on investment securities	53	201	112
Gain on acquisition of Western Liberty	(17,562)	—	—
Gain on sale of securities	(912)	(50)	(11,681)
Gain on sale of minority interest and Shine	(892)	—	—
(Increase) decrease in other assets	32,553	40,858	16,535
Deferred taxes	8,213	(1,343)	(4,096)
Increase in other liabilities	1,555	2,923	2,483

Net cash provided by operating activities	44,964	28,127	4,382

Cash Flows from Investing Activities:
Purchases of securities	(26,765)	(5,000)	(23,568)
Proceeds from sales/maturities of securities	13,622	3,159	52,815
Purchase of premises and equipment	(23)	(155)	(37)
Proceeds from business divestitures	1,300	—	2,284
Investment in subsidiaries, net	(18,474)	(8,000)	(120,500)
Purchase of loans, net	(12,665)	—	—
Purchase of other repossesed assets, net	(1,640)	(4,965)	(50,836)
Proceeds from sale of other repossesed assets,net	4,146	3,415	2,387

Net cash used in investing activities	(40,499)	(11,546)	(137,455)

Cash Flows from Financing Activities:
Net (repayments) proceeds from borrowings	—	—	72,844
Proceeds from exercise of stock options	2,802	362	359
Proceeds from issuance of preferred stock	—	141,000	—
Redemption of preferred stock	—	(140,000)	—
Dividends paid	(3,793)	(7,033)	(7,000)
Repurchase of warrant	—	(415)	—
Proceeds from stock issuances, net	—	—	47,574

Net cash (used in) provided by financing activities	(991)	(6,086)	113,777

Increase (decrease) in cash and cash equivalents	3,474	10,495	(19,296)
Cash and Cash Equivalents, beginning of year	13,047	2,552	21,848

Cash and Cash Equivalents, end of year	$16,521	$13,047	$2,552

18. SEGMENTS

The Company provides a full range of banking and investment advisory services through its consolidated subsidiaries. Applicable guidance provides that the identification of reportable segments be on the basis of discreet business units and their financial information to the extent such units are reviewed by the entity’s chief decision maker.

At December 31, 2012, the Company consists of the following segments: “Bank of Nevada”, “Western Alliance Bank”, “Torrey Pines Bank” and “Other” (Western Alliance Bancorporation holding company, Western Alliance Equipment Finance, Las Vegas Sunset Properties, Shine Investment Advisory Services, Inc.[until October 31, 2012] , and the discontinued operations.)

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

The Company does not have a single external customer from which it derives 10 percent or more of its revenues.

The following is a summary of selected operating segment information as of and for the years ended December 31, 2012, 2011 and 2010:

At December 31, 2012	Bank of Nevada	Western Alliance Bank	Torrey Pines Bank*	Other	Inter- segment elimi- nations	Consoli- dated Company
	(dollars in millions)
Assets	$3,029.1	$2,565.1	$2,019.8	$902.0	$(893.4)	$7,622.6
Held for sale loans	—	—	31.1	—	—	31.1
Held to maturity loans and deferred fees, net	2,183.3	2,037.1	1,477.1	23.5	(42.8)	5,678.2
Less: Allowance for credit losses	(58.2)	(21.3)	(15.6)	(0.3)	—	(95.4)

Net loans	2,125.1	2,015.8	1,461.5	23.2	(42.8)	5,582.8

Goodwill	23.2	—	—	—	—	23.2
Deposits	2,569.1	2,224.2	1,679.3	—	(17.4)	6,455.2
FHLB advances and other	—	25.0	95.0	—	—	120.0
Stockholders’ equity	378.2	224.0	169.1	780.9	(792.6)	759.6
No. of branches	12	16	12	—	—	40
No. of FTE	400	254	233	95	—	982

Twelve Months Ended December 31, 2012:	(in thousands)
Net interest income	$113,181	$98,309	$86,653	$(7,880)	$—	$290,263
Provision for credit losses	35,378	2,584	8,582	300	—	46,844

Net interest income (loss) after provision for credit losses	77,803	95,725	78,071	(8,180)	—	243,419
Non-interest income (1)	16,401	6,566	3,875	29,684	(11,800)	44,726
Non-interest expense	(72,052)	(49,141)	(44,841)	(34,626)	11,800	(188,860)

Income (loss) from continuing operations before income taxes	22,152	53,150	37,105	(13,122)	—	99,285
Income tax expense (benefit)	4,033	16,380	14,401	(10,853)	—	23,961

Income (loss) from continuing operations	18,119	36,770	22,704	(2,269)	—	75,324
Loss from discontinued operations, net	—	—	—	(2,490)	—	(2,490)

Net income (loss)	$18,119	$36,770	$22,704	$(4,759)	$—	$72,834

*	Excludes discontinued operations
(1)	Includes bargain purchase gain on acquisition

	Bank of Nevada	Western Alliance Bank	Torrey Pines Bank*	Other	Inter- segment elimi- nations	Consoli- dated Company
At December 31, 2011	(dollars in millions)
Assets	$2,877.6	$2,234.7	$1,728.4	$762.3	$(758.5)	$6,844.5
Gross loans and deferred fees, net	1,859.1	1,644.9	1,318.9	—	(42.8)	4,780.1
Less: Allowance for credit losses	(61.0)	(21.7)	(16.5)	—	—	(99.2)

Net loans	1,798.1	1,623.2	1,302.4	—	(42.8)	4,680.9

Goodwill	23.2	—	—	2.7	—	25.9
Deposits	2,377.3	1,877.5	1,416.8	—	(13.1)	5,658.5
FHLB advances and other	115.0	55.0	110.0	—	—	280.0
Stockholders’ equity	320.8	192.7	152.8	644.0	(673.6)	636.7
No. of branches	11	16	12	—	—	39
No. of FTE	405	222	214	101	—	942

Twelve Months Ended December 31, 2011:	(in thousands)
Net interest income	$107,316	$82,949	$76,143	$(8,740)	$—	$257,668
Provision for credit losses	29,623	10,076	6,489	—	—	46,188

Net interest income (loss) after provision for credit losses	77,693	72,873	69,654	(8,740)	—	211,480
Non-interest income	17,221	7,378	5,085	12,781	(8,008)	34,457
Non-interest expense	(85,813)	(49,517)	(41,559)	(26,717)	8,008	(195,598)

Income (loss) from continuing operations before income taxes	9,101	30,734	33,180	(22,676)	—	50,339
Income tax expense (benefit)	1,626	10,890	13,676	(9,343)	—	16,849

Income(loss) from continuing operations	7,475	19,844	19,504	(13,333)	—	33,490
Loss from discontinued operations, net	—	—	—	(1,996)	—	(1,996)

Net income (loss)	$7,475	$19,844	$19,504	$(15,329)	$—	$31,494

*	Excludes discontinued operations

Twelve Months Ended December 31, 2010:	(in thousands)
Net interest income	$104,536	$69,223	$62,714	$(3,920)	$—	$232,553
Provision for credit losses	76,669	6,374	10,168	—	—	93,211

Net interest income after provision for credit losses	27,867	62,849	52,546	(3,920)	—	139,342
Non-interest income	21,053	9,369	4,489	13,598	(1,673)	46,836
Noninterest expense	(90,336)	(51,270)	(38,893)	(17,932)	1,673	(196,758)

Income (loss) from continuing operations before income taxes	(41,416)	20,948	18,142	(8,254)	—	(10,580)
Income tax expense (benefit)	(15,010)	8,147	7,825	(7,372)	—	(6,410)

Income(loss) from continuing		—
operations	(26,406)	12,801	10,317	(882)	—	(4,170)
Loss from discontinued operations, net	—	—	—	(3,025)	—	(3,025)

Net income (loss)	$(26,406)	$12,801	$10,317	$(3,907)	$—	$(7,195)

*	Excludes discontinued operations

19. QUARTERLY FINANCIAL DATA (UNAUDITED)

	December 31,
	2012
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
	(in thousands, except per share amounts)
Interest and dividend income	$84,343	$78,669	$77,846	$77,437
Interest expense	6,888	6,723	7,041	7,380

Net interest income	77,455	71,946	70,805	70,057
Provision for credit losses	11,501	8,932	13,330	13,081

Net interest income after provision for credit losses	65,954	63,014	57,475	56,976
Non-interest income	24,463	6,982	7,397	5,884
Non-interest expenses	(48,989)	(47,543)	(45,431)	(46,897)

Income from continuing operations before income taxes	41,428	22,453	19,441	15,963
Income tax expense	7,509	6,752	5,259	4,441

Income from continuing operations	33,919	15,701	14,182	11,522
Loss from discontinued operations net of tax benefit	(1,804)	(243)	(221)	(222)

Net income	32,115	15,458	13,961	11,300
Dividends and accretion on preferred stock	353	352	1,325	1,763

Net income available to common shareholders	$31,762	$15,106	$12,636	$9,537

Earnings per share:
Basic	$0.38	$0.18	$0.15	$0.12

Diluted	$0.37	$0.18	$0.15	$0.12

	December 31,
	2011
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
	(in thousands, except per share amounts)
Interest and dividend income	$76,846	$74,133	$73,646	$71,966
Interest expense	8,147	9,548	10,360	10,868

Net interest income	68,699	64,585	63,286	61,098
Provision for credit losses	13,076	11,180	11,891	10,041

Net interest income after provision for credit losses	55,623	53,405	51,395	51,057
Non-interest income	4,948	13,082	9,597	6,830
Non-interest expenses	(50,963)	(45,481)	(51,008)	(48,146)

Income from continuing operations before income taxes	9,608	21,006	9,984	9,741
Income tax expense	2,011	7,514	3,295	4,029

Income from continuing operations	7,597	13,492	6,689	5,712
Loss from discontinued operations net of tax benefit	(496)	(481)	(460)	(559)

Net income	7,101	13,011	6,229	5,153
Dividends and accretion on preferred stock	1,781	9,419	2,503	2,503

Net income available to common shareholders	$5,320	$3,592	$3,726	$2,650

Earnings per share:
Basic	$0.07	$0.04	$0.05	$0.03

Diluted	$0.07	$0.04	$0.05	$0.03

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

As of December 31, 2012, management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, management determined that the Company maintained effective internal control over financial reporting as of December 31, 2012, based on those criteria. The Company acquired Western Liberty Bancorp on October 17, 2012 with total assets of $195.5 million and total deposits of $117.2 million. The net assets acquired as a result of the Western Liberty Bancorp acquisition and the related operating results are included in the consolidated financial statements of the Company as of and for the period ended December 31, 2012. In accordance with guidance issued by the SEC, companies are allowed to exclude acquisitions for their assessment of internal controls over financial reporting during the first year subsequent to the acquisition while integrating the acquired operations. Based on this, management’s evaluation of internal control over financial reporting of the Company excluded an evaluation of the internal control over financial reporting of the net assets and related operating results as a result of the Western Liberty Bancorp acquisition.

McGladrey LLP, the independent registered public accounting firm that audited the consolidated financial statements of the Company included in this Annual Report on Form 10-K has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012. The report, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012, is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Western Alliance Bancorporation

We have audited Western Alliance Bancorporation’s (the Company) internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Western Alliance Bancorporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

As described in Management’s Report on Internal Control Over Financial Reporting, management has excluded the net assets acquired and related operating results from Western Liberty Bancorp (Western Liberty) as of December 31, 2012, because Western Liberty was acquired by the Company in a business combination in the fourth quarter of 2012. We have also excluded from our audit of internal control over financial reporting the net assets and related operating results from the Western Liberty acquisition. The total assets and deposits of Western Liberty as of the acquisition date of October 17, 2012 were $195.5 million and $117.2 million, respectively.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (a) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (b) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (c) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Western Alliance Bancorporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of Western Alliance Bancorporation and our report dated March 1, 2013 expressed an unqualified opinion.

/s/ McGLADREY LLP

Phoenix, Arizona

March 1, 2013

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated by reference from the Company’s Definitive Proxy Statement for the 2013 Annual Meeting of Stockholders to be held on May 21, 2013.

The Company has adopted a Code of Conduct applicable to all of our directors and employees, including the principal executive officer, principal financial officer and principal accounting officer. A copy of the Code of Conduct is available on the Company’s website at www.westernalliancebancorp.com.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference from the Company’s Definitive Proxy Statement for the 2013 Annual Meeting of Stockholders to be held on May 21, 2013.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference from the Company’s Definitive Proxy Statement for the 2013 Annual Meeting of Stockholders to be held on May 21, 2013.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference from the Company’s Definitive Proxy Statement for the 2013 Annual Meeting of Stockholders to be held on May 21, 2013.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference from the Company’s Definitive Proxy Statement for the 2013 Annual Meeting of Stockholders to be held on May 21, 2013.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(1) The following financial statements are incorporated by reference from Item 8 hereto:

(2) Financial Statement Schedules

Not applicable.

On the Exhibit Index, a “±” identifies each management contract or compensatory plan or arrangement required to be filed as an exhibit to this Annual Report.

EXHIBITS

2.1	Agreement and Plan of Merger, dated as of August 17, 2012, by and between Western Alliance Bancorporation and Western Liberty Bancorp (incorporated by reference to Exhibit 2.1 to Western Alliance’s Form 8-K filed with the SEC on August 22, 2012).

3.1	Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to Amendment No. 1 to Western Alliance’s Registration Statement on Form S-1 filed with the SEC on June 7, 2005).

3.2	Amended and Restated By-Laws (incorporated by reference to Exhibit 3.1 to Western Alliance’s Form 8-K filed with the SEC on January 25, 2008).

3.3	Certificate of Designations for the Fixed Rate Cumulative Perpetual Preferred Stock, Series A, of Western Alliance Bancorporation (incorporated by reference to Exhibit 3.1 to Western Alliance’s Form 8-K filed with the SEC on November 25, 2008).

3.4	Amended and Restated By-Laws (incorporated by reference to Exhibit 3.1 to Western Alliance’s Form 8-K filed with the SEC on January 25, 2008).

3.5	Amendment to Amended and Restated By-Laws (incorporated by reference to Exhibit 3.1 to Western Alliance’s Form 8-K filed with the SEC on September 20, 2010).

3.6	Certificate of Amendment to Amended and Restated Articles of Incorporation of Western Alliance Bancorporation (incorporated by reference to Exhibit 3.1 to Western Alliance’s Form 8-K filed with the SEC on May 3, 2010).

3.7	Certificate of Amendment to Amended and Restated Articles of Incorporation of Western Alliance Bancorporation (incorporated by reference to Exhibit 3.1 to Western Alliance’s Form 8-K filed with the SEC on November 30, 2010).

3.8	Certificate of Designations for the Fixed Rate Cumulative Perpetual Preferred Stock, Series B, of Western Alliance Bancorporation (incorporated by reference to Exhibit 3.1 to Western Alliance Bancorporation’s Form 8-K filed with the Securities and Exchange Commission on September 28, 2011).

3.9	Certificate of Correction to the Certificate of Designations for the Non-Cumulative Perpetual Preferred Stock, Series B, of Western Alliance Bancorporation (incorporated by reference to Exhibit 3.9 to Western Alliance’s Form 10-Q filed with the SEC on November 8, 2011).

4.1	Form of common stock certificate (incorporated by reference to Exhibit 4.1 to Amendment No. 3 to Western Alliance’s Registration Statement on Form S-1 filed with the SEC on June 27, 2005).

4.2	Form of Fixed Rate Cumulative Perpetual Preferred Stock, Series A, stock certificate (incorporated by reference to Exhibit 4.1 to Western Alliance’s Form 8-K filed with the SEC on November 25, 2008).

4.3	Form of Warrant to purchase shares of Western Alliance Bancorporation common stock, dated December 12, 2003, together with a schedule of warrant holders (incorporated by reference to Exhibit 10.9 to Western Alliance’s Registration Statement on Form S-1 filed with the SEC on April 28, 2005). ±

4.4	Warrant, dated November 21, 2008, by and between Western Alliance Bancorporation and the United States Department of the Treasury (incorporated by reference to Exhibit 4.2 to Western Alliance’s Form 8-K filed with the SEC on November 25, 2008).

4.5	Senior Debt Indenture, dated August 25, 2010, between Western Alliance Bancorporation and Wells Fargo Bank, National Association, as trustee. (incorporated by reference to Exhibit 4.1 to Western Alliance’s Form 8-K filed with the SEC on August 25, 2010).

4.6	First Supplemental Indenture, dated August 25, 2010, between Western Alliance Bancorporation and Wells Fargo Bank, National Association, as trustee. (incorporated by reference to Exhibit 4.2 to Western Alliance’s Form 8-K filed with the SEC on August 25, 2010).

4.7	Form of 10.00% Senior Notes due 2015 (incorporated by reference to Exhibit 4.3 to Western Alliance’s Form 8-K filed with the SEC on August 25, 2010).

4.8	Form of Non-Cumulative Perpetual Preferred Stock, Series B, stock certificate (incorporated by reference to Exhibit 4.8 to Western Alliance’s Annual Report on form 10-K filed with the SEC on March 2, 2012).

10.1	Western Alliance Bancorporation 2005 Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10.1 to Western Alliance’s Form 8-K filed with the SEC on April 6, 2012). ±

10.2	Form of BankWest Nevada Corporation Incentive Stock Option Plan Agreement (incorporated by reference to Exhibit 10.3 to Western Alliance’s Registration Statement on Form S-1 filed with the SEC on April 28, 2005). ±

10.3	Form of Western Alliance Incentive Stock Option Plan Agreement (incorporated by reference to Exhibit 10.4 to Western Alliance’s Registration Statement on Form S-1 filed with the SEC on April 28, 2005). ±

10.4	Form of Western Alliance 2002 Stock Option Plan Agreement (incorporated by reference to Exhibit 10.5 to Western Alliance’s Registration Statement on Form S-1 filed with the SEC on April 28, 2005). ±

10.5	Form of Western Alliance 2002 Stock Option Plan Agreement (with double trigger acceleration clause) (incorporated by reference to Exhibit 10.6 to Western Alliance’s Registration Statement on Form S-1 filed with the SEC on April 28, 2005). ±

10.6	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.7 to Western Alliance’s Registration Statement on Form S-1 filed with the SEC on April 28, 2005). ±

10.11	Form of Non-Competition Agreement (incorporated by reference to Exhibit 10.8 to Western Alliance’s Registration Statement on Form S-1 filed with the SEC on April 28, 2005). ±

10.13	Securities Purchase Agreement, dated September 29, 2008, by and among Western Alliance Bancorporation and certain other parties thereto (incorporated by reference to Exhibit 10.1 to Western Alliance’s Form 8-K filed with the SEC on October 2, 2008).

10.14	Registration Rights Agreement, dated September 29, 2008, by and among Western Alliance Bancorporation and certain other parties thereto (incorporated by reference to Exhibit 10.2 to Western Alliance’s Form 8-K filed with the SEC on October 2, 2008).

10.15	Letter Agreement, dated November 21, 2008, between Western Alliance Bancorporation and the United States Department of the Treasury, and the Securities Purchase Agreement – Standard Terms attached thereto (incorporated by reference to Exhibit 10.1 to Western Alliance’s Form 8-K filed with the SEC on November 25, 2008).

10.17	Western Alliance Bancorporation 2009 Annual Bonus Plan (incorporated by reference to Exhibit 10.2 to Western Alliance’s Form 10-Q filed with the SEC on August 10, 2009). ±

10.18	Western Alliance Bancorporation 2010 Annual Bonus Plan (incorporated by reference to Exhibit 10.18 to Western Alliance’s Form 10-K filed with the SEC on March 16, 2010). ±

10.19	Western Alliance Bancorporation 2011 Annual Bonus Plan (incorporated by reference to Exhibit 10,19 to Western Alliance’s Form 10-K filed with the SEC on March 7, 2011). ±

10.20	Western Alliance Bancorporation 2012 Annual Bonus Plan (incorporated by reference to Exhibit 10.20 to Western Alliance’s Form 10-K filed with the SEC on March 3, 2012). ±

10.21	Western Alliance Bancorporation 2013 Annual Bonus Plan. ±

10.22	Bank of Nevada 2009 Annual Bonus Plan (incorporated by reference to Exhibit 10.4 to Western Alliance’s Form 10-Q filed with the SEC on August 10. 2009). ±

10.23	Bank of Nevada 2010 Annual Bonus Plan (incorporated by reference to Exhibit 10.21 to Western Alliance’s Form 10-K filed with the SEC on March 16, 2010). ±

10.25	Torrey Pines Bank 2009 Annual Bonus Plan (incorporated by reference to Exhibit 10.6 to Western Alliance’s Form 10-Q filed with the SEC on August 10. 2009). ±

10.26	Torrey Pines Bank 2010 Annual Bonus Plan (incorporated by reference to Exhibit 10.21 to Western Alliance’s Form 10-K filed with the SEC on March 16, 2010). ±

10.27	First Independent Bank of Nevada 2009 Annual Bonus Plan (incorporated by reference to Exhibit 10.7 to Western Alliance’s Form 10-Q filed with the SEC on August 10, 2009). ±

10.28	First Independent Bank of Nevada 2010 Annual Bonus Plan (incorporated by reference to Exhibit 10.21 to Western Alliance’s Form 10-K filed with the SEC on March 16, 2010). ±

10.29	Alliance Bank of Arizona 2009 Annual Bonus Plan (incorporated by reference to Exhibit 10.8 to Western Alliance’s Form 10-Q filed with the SEC on August 10, 2009). ±

10.30	Alliance Bank of Arizona 2010 Annual Bonus Plan (incorporated by reference to Exhibit 10.21 to Western Alliance’s Form 10-K filed with the SEC on March 16, 2010). ±

10.31	Alta Alliance Bank 2009 Annual Bonus Plan (incorporated by reference to Exhibit 10.9 to Western Alliance’s Form 10-Q filed with the SEC on August 10, 2009). ±

10.32	Alta Alliance Bank 2010 Annual Bonus Plan. ±(incorporated by reference to Exhibit 10.21 to Western Alliance’s Form 10-K filed with the SEC on March 16, 2010)

10.33	Underwriting Agreement, dated May 14, 2009, by and between Western Alliance Bancorporation and Keefe, Bruyette & Woods, Inc. (incorporated by reference to Exhibit 1.1 to Western Alliance’s Form 8-K/A filed with the SEC on August 10, 2009).

10.34	Employment letter dated April 2, 2010, between Western Alliance Bancorporation and Kenneth Vecchione (incorporated by reference to Exhibit 10 to Western Alliance’s Form 10-Q/A filed with the SEC on August 18, 2010).

10.35	Underwriting Agreement, dated August 19, 2010, by and between Western Alliance Bancorporation and Keefe, Bruyette & Woods, Inc. (incorporated by reference to Exhibit 1.1 to Western Alliance’s Form 8-K filed with the SEC on August 24, 2010).

10.36	Underwriting Agreement, dated August 20, 2010, by and among Western Alliance Bancorporation and Keefe, Bruyette & Woods, Inc. and Goldman, Sachs & Co. (incorporated by reference to Exhibit 1.1 to Western Alliance’s Form 8-K filed with the SEC on August 25, 2010).

10.37	Small Business Lending Fund – Securities Purchase Agreement, dated September 27, 2011, between Western Alliance Bancorporation and the Secretary of the Treasury (incorporated by reference to Exhibit 10.1 to Western Alliance’s Form 8-K filed with the SEC on September 27, 2011).

10.38	Repurchase Agreement, dated September 27, 2011, between Western Alliance Bancorporation and the United States Department of the Treasury (incorporated by reference to Exhibit 10.2 to Western Alliance’s Form 8-K filed with the SEC on September 27, 2011).

10.39	Western Alliance Bancorporation Change in Control Severance Plan (incorporated by reference to Exhibit 10.1 to Western Alliance’s Form 8-K filed with the SEC on September 25, 2012). ±

21.1	List of Subsidiaries of Western Alliance Bancorporation.

23.1	Consent of McGladrey LLP.

24.1	Power of Attorney (see signature page).

31.1	CEO Certification Pursuant Rule 13a-14(a)/15d-a4(a).

31.2	CFO Certification Pursuant Rule 13a-14(a)/15d-14(a).

32	CEO and CFO Certification Pursuant 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes Oxley Act of 2002.

Stockholders may obtain copies of exhibits by writing to: Dale Gibbons, Western Alliance Bancorporation, One East Washington Street Suite 1400, Phoenix, AZ 85004.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WESTERN ALLIANCE BANCORPORATION

March 1, 2013	By:	/s/ Robert Sarver
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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in their listed capacities on March 1, 2013.

Name	Title

/S/ Robert Sarver	Chairman of the Board and Chief Executive Officer
Robert Sarver	(Principal Executive Officer)

/S/ Dale Gibbons	Executive Vice President and Chief Financial
Dale Gibbons	Officer (Principal Financial Officer)

/S/ J. Kelly Ardrey Jr.	Senior Vice President and Chief Accounting Officer
J. Kelly Ardrey Jr.

/S/ Kenneth A. Vecchione	Director, President and Chief Operating Officer
Kenneth A Vecchione

/S/ Bruce D. Beach	Director
Bruce D. Beach

/S/ William S. Boyd	Director
William S. Boyd

/S/ Steven J. Hilton	Director
Steven J. Hilton

/S/ Marianne Boyd Johnson	Director
Marianne Boyd Johnson

/S/ Cary Mack	Director
Cary Mack

/S/ Todd Marshall	Director
Todd Marshall

/S/ M. Nafees Nagy	Director
M. Nafees Nagy

/S/ James Nave	Director
James Nave

/S/ John Peter Sande III	Director
John Peter Sande III

/S/ Donald D. Snyder	Director
Donald D. Snyder

/S/ Sung Won Sohn	Director
Sung Won Sohn