Form 10-Q
period 2013-03-31
WESTERN ALLIANCE BANCORPORATION
filed 2013-05-03
CIK 1212545

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2013

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

Common stock issued and outstanding: 86,946,543 shares as of April 30, 2013.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

WESTERN ALLIANCE BANCORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31, 2013	December 31, 2012
	(unaudited)
	(in thousands, except share amounts)
Assets:
Cash and due from banks	$125,490	$141,789
Securities purchased under agreement to resell	134,010	—
Interest-bearing deposits in other financial institutions	296,775	62,836

Cash and cash equivalents	556,275	204,625
Money market investments	796	664
Investment securities—measured, at fair value	4,781	5,061
Investment securities—available-for-sale, at fair value; amortized cost of $994,056 at March 31, 2013 and $926,050 at December 31, 2012	1,006,185	939,590
Investment securities—held-to-maturity, at amortized cost; fair value of $296,018 at March 31, 2013 and $292,819 at December 31, 2012	290,591	291,333
Investments in restricted stock, at cost	29,767	30,936
Loans:
Held for sale	27,942	31,124
Held for investment, net of deferred fees	5,827,414	5,678,194
Less: allowance for credit losses	95,494	95,427

Total loans	5,731,920	5,582,767
Premises and equipment, net	107,105	107,910
Goodwill	23,224	23,224
Other intangible assets, net	5,942	6,539
Other assets acquired through foreclosure, net	77,921	77,247
Bank owned life insurance	139,372	138,336
Deferred tax assets, net	54,060	51,757
Prepaid expenses	10,017	12,029
Other assets	108,206	119,495

Total assets	$8,174,104	$7,622,637

Liabilities:
Deposits:
Non-interest-bearing demand	$1,930,426	$1,933,169
Interest-bearing	4,804,488	4,522,008

Total deposits	6,734,914	6,455,177
Customer repurchase agreements	64,692	79,034
Securities sold short	132,614	—
Other borrowings	293,822	193,717
Junior subordinated debt, at fair value	36,687	36,218
Other liabilities	130,080	98,875

Total liabilities	7,392,809	6,863,021

Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock — par value $.0001 and liquidation value per share of $1,000; 20,000,000 authorized; 141,000 issued and outstanding at March 31, 2013 and December 31, 2012	141,000	141,000
Common stock — par value $.0001; 200,000,000 authorized; 87,079,016 shares issued and outstanding at March 31, 2013 and 86,465,050 at December 31, 2012	9	9
Additional paid in capital	786,941	784,852
Accumulated deficit	(153,860)	(174,471)
Accumulated other comprehensive income	7,205	8,226

Total stockholders’ equity	781,295	759,616

Total liabilities and stockholders’ equity	$8,174,104	$7,622,637

See the accompanying notes.

WESTERN ALLIANCE BANCORPORATION AND SUBSIDIARIES

CONSOLIDATED INCOME STATEMENTS (unaudited)

	Three Months Ended March 31,
	2013	2012
	(in thousands except per share amounts)
Interest income:
Loans, including fees	$74,725	$67,760
Investment securities—taxable	3,832	6,412
Investment securities—non-taxable	3,129	2,240
Dividends—taxable	359	280
Dividends—non-taxable	838	653
Other	225	92

Total interest income	83,108	77,437

Interest expense:
Deposits	3,732	4,762
Customer repurchase agreements	35	63
Other borrowings	2,672	2,071
Junior subordinated debt	466	484

Total interest expense	6,905	7,380

Net interest income	76,203	70,057
Provision for credit losses	5,439	13,081

Net interest income after provision for credit losses	70,764	56,976

Non-interest income:
Gain on sales of securities, net	147	361
Mark to market gains (losses), net	(471)	(333)
Service charges and fees	2,534	2,285
Investment advisory fees	—	619
Other fee revenue	957	1,000
Income from bank owned life insurance	1,036	1,123
Amortization of affordable housing investments	(900)	—
Other	596	829

Total non-interest income	3,899	5,884

Non-interest expense:
Salaries and employee benefits	26,574	26,664
Occupancy expense, net	4,846	4,722
Net loss on sales/valuations of repossessed assets and bank premises, net	519	2,651
Insurance	2,370	2,050
Loan and repossessed asset expense	1,596	1,684
Legal, professional and director fees	2,784	1,572
Marketing	1,764	1,371
Data processing	1,865	995
Intangible amortization	597	890
Customer service	643	591
Merger/restructure expenses	195	—
Operating lease depreciation	142	208
Other	3,034	3,499

Total non-interest expense	46,929	46,897

Income from continuing operations before provision income taxes	27,734	15,963
Income tax provision	6,808	4,441

Income from continuing operations	20,926	11,522
Income (loss) from discontinued operations, net of tax benefit	38	(222)

Net income	20,964	11,300
Dividends and accretion on preferred stock	353	1,763

Net income available to common shareholders	$20,611	$9,537

WESTERN ALLIANCE BANCORPORATION AND SUBSIDIARIES

CONSOLIDATED INCOME STATEMENTS (unaudited)

(continued)

	Three Months Ended March 31,
	2013	2012
	(in thousands except per share amounts)
Earnings per share from continuing operations:
Basic	$0.24	$0.12
Diluted	$0.24	$0.12
Income (loss) per share from discontinued operations:
Basic	$0.00	$(0.00)
Diluted	$0.00	$(0.00)
Earnings per share applicable to common shareholders:
Basic	85,324	81,359
Diluted	85,980	82,227
Dividends declared per common share	$—	$—

See the accompanying notes.

WESTERN ALLIANCE BANCORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)

	Three Months Ended
	March 31,
	2013	2012
	(in thousands)
Net income	$20,964	$11,300

Other comprehensive income, net:
Unrealized (loss) gain on securities available-for-sale (AFS), net	(890)	6,205
Unrealized (loss) on cash flow hedge, net	(34)	—
Realized gain on cash flow hedge, net	—	(519)
Realized gain on sale of securities AFS included in income, net	(97)	(225)

Net other comprehensive (loss) income	(1,021)	5,461

Comprehensive income	$19,943	$16,761

See the accompanying notes.

WESTERN ALLIANCE BANCORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (unaudited)

						Accumulated
					Additional	Other		Total
	Preferred Stock		Common Stock		Paid In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
					(in thousands)
Balance, December 31, 2012:	141	$141,000	86,465	$9	$784,852	$8,226	$(174,471)	$759,616
Net income	—	—	—	—	—	—	20,964	20,964
Exercise of stock options	—	—	156	—	1,118	—	—	1,118
Stock-based compensation	—	—	59	—	803	—	—	803
Restricted stock grants, net	—	—	399	—	168	—	—	168
Dividends on preferred stock	—	—	—	—	—	—	(353)	(353)
Other comprehensive loss, net	—	—	—	—	—	(1,021)	—	(1,021)

Balance, March 31, 2013	141	$141,000	87,079	$9	$786,941	$7,205	$(153,860)	$781,295

See the accompanying notes.

WESTERN ALLIANCE BANCORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Three Months Ended March 31,
	2013	2012
	(in thousands)
Cash flows from operating activities:
Net income	$20,964	$11,300
Adjustments to reconcile net income to cash provided by operating activities:
Provision for credit losses	5,439	13,081
Depreciation and amortization	2,153	3,228
Stock-based compensation	971	1,811
Deferred income taxes and income taxes receivable	(1,754)	3,487
Net amortization of discounts and premiums for investment securities	2,577	2,656
Accretion of discounts on loans acquired	(3,288)	—
(Gains)/Losses on:
Sales of securities, AFS	(147)	(361)
Derivatives	48	49
Sale of repossessed assets, net	562	2,587
Sale of premises and equipment, net	(43)	64
Sale of loans, net	6	6
Changes in:
Other assets	7,138	6,356
Other liabilities	828	(8,169)
Fair value of assets and liabilities measured at fair value	471	333

Net cash provided by operating activities	35,925	36,428

Cash flows from investing activities:
Proceeds from loan sales	—	3,445
Principal pay downs and maturities of securities measured at fair value	279	303
Proceeds from sale of available-for-sale securities	4,072	15,224
Principal pay downs and maturities of available-for-sale securities	51,196	163,449
Purchase of available-for-sale securities	(124,909)	(106,995)
Purchases of securities held-to-maturity	—	(3)
Loan originations and principal collections, net	(124,390)	(168,648)
Investment in money market	(132)	2,489
Liquidation of restricted stock	1,169	934
Purchase of investment tax credits	5,084	—
Sale and purchase of premises and equipment, net	(761)	(1,911)
Proceeds from sale of other real estate owned and repossessed assets, net	5,343	9,986

Net cash (used) in investing activities	(183,049)	(81,727)

WESTERN ALLIANCE BANCORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(continued)

	Three Months Ended March 31,
	2013	2012
	(in thousands)
Cash flows from financing activities:
Net increase in deposits	279,737	240,542
Net increase (decrease) in borrowings	218,272	(169,274)
Proceeds from exercise of stock options	1,118	552
Cash dividends paid on preferred stock	(353)	(1,763)

Net cash provided by financing activities	498,774	70,057

Net increase in cash and cash equivalents	351,650	24,758
Cash and cash equivalents at beginning of year	204,625	154,995

Cash and cash equivalents at end of period	$556,275	$179,753

Supplemental disclosure:
Cash paid during the period for:
Interest	$7,132	$9,256
Income taxes	1,450	1,040
Non-cash investing and financing activity:
Transfers to other assets acquired through foreclosure, net	7,035	4,914
Unfunded commitments to purchase investment tax credits	46,582	—

See the accompanying notes.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of operations

Western Alliance Bancorporation (“WAL” or “the Company”), incorporated under the laws of the state of Nevada, is a bank holding company providing full service banking and related services to locally owned businesses, professional firms, real estate developers and investors, local non-profit organizations, high net worth individuals and other consumers through its three wholly owned subsidiary banks: Bank of Nevada, operating in Southern Nevada, Western Alliance Bank, operating in Arizona and Northern Nevada, and Torrey Pines Bank, operating in California. In addition, two non-bank subsidiaries, Western Alliance Equipment Finance, which offers equipment finance services nationwide, and Las Vegas Sunset Properties, which holds certain non-performing assets. These entities are collectively referred to herein as the Company.

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

Principles of consolidation

WAL has 11 wholly-owned subsidiaries: Bank of Nevada (“BON”), Western Alliance Bank (“WAB”), Torrey Pines Bank (“TPB”), which are all banking subsidiaries; Western Alliance Equipment Finance, Inc. (“WAEF”), which provides equipment finance services; Las Vegas Sunset Properties (“LVSP”), which holds certain non-performing assets; and six unconsolidated subsidiaries used as business trusts in connection with issuance of trust-preferred securities. In addition, until October 31, 2012, WAL maintained an 80 percent interest in Shine Investment Advisory Services Inc. (“Shine”), a registered investment advisor. WAL divested its formerly owned 80 percent interest in Shine Investment Advisory Services, Inc. as of October 31, 2012. On April 30, 2013, the Company completed its acquisition of Centennial Bank (“Centennial”). The Company paid $57.5 million for all equity interests in Centennial. The Company merged Centennial Bank into WAB effective April 30, 2013. None of the assets or liabilities of Centennial are included in the Company’s financials at March 31, 2013. The merger was completed because the purchase price of Centennial was at a discount to tangible book value and is expected to be accretive to capital at close. The combined bank had approximately $3.27 billion of assets and $2.78 billion of deposits immediately following the merger and continues to operate as Western Alliance Bank. As of March 31, 2013, acquisition related expenses have been minimal. The Company has undertaken an additional review and valuation of Centennial’s assets and liabilities, which will be reflected in the combined entities financial statements as of the acquisition date.

BON has three wholly-owned subsidiaries: BW Real Estate, Inc., which operates as a real estate investment trust and holds certain of BON’s real estate loans and related securities; BON Investments, Inc., which holds certain investment securities and commercial leases; and BW Nevada Holdings, LLC, which owns the Company’s 2700 West Sahara Avenue, Las Vegas, Nevada location.

WAB has one wholly-owned subsidiary, WAB Investments, Inc., which holds certain investment securities and commercial leases, and TPB has one wholly-owned subsidiary, TPB Investments, Inc., which holds certain investment securities and commercial leases.

The Company does not have any other significant entities that should be considered for consolidation. All significant intercompany balances and transactions have been eliminated in consolidation.

Reclassifications

Certain amounts in the consolidated financial statements as of December 31, 2012 and for the three months ended March 31, 2012 have been reclassified to conform to the current presentation. The reclassifications have no effect on net income or stockholders’ equity as previously reported.

Interim financial information

The accompanying unaudited consolidated financial statements as of March 31, 2013 and 2012 have been prepared in condensed format, and therefore do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These statements have been prepared on a basis that is substantially consistent with the accounting principles applied to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2012.

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

Investments in low income housing credits

Starting in 2012, the Company invested in limited partnerships formed for the purpose of investing in low income housing projects, which qualify for federal low income housing tax credits. These investments are expected to generate tax credits over the next ten years. The investments are accounted for under the equity method of accounting. At March 31, 2013, other assets included $74.8 million related to these investments and other liabilities include $46.6 million related to future unconditional equity commitments.

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

Although realization is not assured, the Company believes that the realization of the recognized net deferred tax asset of $54.1 million at March 31, 2013 is more likely than not based on expectations as to future taxable income and based on available tax planning strategies as defined in FASB ASC 740, Income Taxes (“ASC 740”) that could be implemented if necessary to prevent a carryforward from expiring.

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

Management uses its best judgment in estimating the fair value of the Company’s financial instruments; however, there are inherent limitations in any estimation technique. Therefore, for substantially all financial instruments, the fair value estimates presented herein are not necessarily indicative of the amounts the Company could have realized in a sales transaction at March 31, 2013 or December 31, 2012. The estimated fair value amounts for March 31, 2013 and December 31, 2012 have been measured as of period-end, and have not been reevaluated or updated for purposes of these consolidated financial statements subsequent to those dates. As such, the estimated fair values of these financial instruments subsequent to the reporting date may be different than the amounts reported at the period-end.

The information beginning on page 32 in Note 10, “Fair Value Accounting,” should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only required for a limited portion of the Company’s assets and liabilities.

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

Deposit liabilities

The fair value disclosed for demand and savings deposits is by definition equal to the amount payable on demand at their reporting date (that is, their carrying amount), which the Company believes a market participant would consider in determining fair value. The carrying amount for variable-rate deposit accounts approximates their fair value. Fair values for fixed-rate certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities on these deposits. The fair value measurement of the deposit liabilities disclosed in Note 10, “Fair Value Accounting,” is categorized as Level 2 in the fair value hierarchy.

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

In February 2013, the FASB issued guidance within ASU 2013-02 “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.” The amendments in ASU 2013-02 to Topic 220, Comprehensive Income, update, supersede and replace the presentation requirements for reclassifications out of accumulated other comprehensive income in ASUs 2011-05 and 2011-12. The amendments require an entity to provide additional information about reclassifications out of accumulated other comprehensive income. The amendments are effective prospectively for reporting periods beginning after December 15, 2012. Early adoption is permitted. The adoption of this guidance did not have a material impact on the Company’s consolidated statement of operations, its consolidated balance sheet, or its consolidated cash flows and will only impacted the presentation of other comprehensive income in the consolidated financial statements.

In February 2013, the FASB issued guidance within ASU 2013-04 “Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation is Fixed at the Reporting Date.” The amendments in ASU 2013-04 to Topic 405, Liabilities, provide guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of the Update is fixed at the reporting date, except for obligations addressed with existing U.S. GAAP. The guidance requires an entity to measure those obligations as the sum of the amount the reporting entity agreed to pay on behalf of its co-obligors. The guidance also requires an entity to disclose the nature and amount of the obligation, as well as other information about those obligations. The amendment is effective retrospectively for reporting periods beginning after December 15, 2013. Early adoption is permitted. The adoption of this guidance is not expected to have a material impact on the Company’s consolidated statement of operations, its consolidated balance sheet, or its consolidated cash flows.

2. DISCONTINUED OPERATIONS

The Company has discontinued its affinity credit card platform, PartnersFirst, and has presented these activities as discontinued operations. At March 31, 2013 and December 31, 2012, the outstanding credit card loans held for sale were $27.9 million and $31.1 million, respectively.

The following table summarizes the operating results of the discontinued operations for the periods indicated:

	Three Months Ended
	March 31,
	2013	2012
	(in thousands)
Affinity card revenue	$1,139	$295
Non-interest expenses	(1,074)	(678)

Income (loss) before income taxes	65	(383)
Income tax expense (benefit)	27	(161)

Net income (loss)	$38	$(222)

3. EARNINGS PER SHARE

Diluted earnings per share is based on the weighted average outstanding common shares during each period, including common stock equivalents. Basic earnings per share is based on the weighted average outstanding common shares during the period.

Basic and diluted earnings per share, based on the weighted average outstanding shares, are summarized as follows:

	Three Months Ended
	March 31,
	2013	2012
	(in thousands, except per share amounts)
Weighted average shares—basic	85,324	81,359
Dilutive effect of stock awards	656	868

Weighted average shares—diluted	85,980	82,227

Net income (loss) available to common shareholders	$20,611	$9,537
Earnings per share—basic	0.24	0.12
Earnings per share—diluted	0.24	0.12

The Company had 770,135 and 1,053,045 stock options outstanding as of March 31, 2013 and December 31, 2012, respectively, that were not included in the computation of diluted earnings per common share because their effect would be anti-dilutive.

4. ACCUMULATED OTHER COMPREHENSIVE INCOME

The following table summarizes the changes in accumulated other comprehensive income by component, net of tax for the period indicated:

	Three Months Ended March 31, 2013
	Unrealized
	holding gains (losses)	Unrealized gain on
	on AFS	cash flow hedge	Total
	(in thousands)
Beginning balance	$8,209	$17	$8,226
Other comprehensive income before reclassifications	(890)	(34)	(924)
Amounts reclassified from accumulated other comprehensive income	(97)	—	(97)

Net current-period other comprehensive income	(987)	(34)	(1,021)

Ending Balance	$7,222	$(17)	$7,205

The following table presents reclassifications out of accumulated other comprehensive income:

Three Months Ended March 31, 2013
Details about accumulated other	Amount reclassified from accumulated	Affected line item in the statement
comprehensive income components	other comprehensive income	where net income is presented
(in thousands)
Unrealized gains and losses on AFS
	$147	Realized gain on sale of Investment securities
	(50)	Income tax expense

	$97	Net of tax

5. INVESTMENT SECURITIES

Carrying amounts and fair values of investment securities at March 31, 2013 and December 31, 2012 are summarized as follows:

	March 31, 2013
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value
	(in thousands)
Securities held-to-maturity
Collateralized debt obligations	$50	$1,095	$—	$1,145
Corporate bonds (2)	97,780	1,009	(4,724)	94,065
Municipal obligations (1)	191,161	8,225	(178)	199,208
CRA investments	1,600	—	—	1,600

	$290,591	$10,329	$(4,902)	$296,018

		OTTI
		Recognized
		in Other	Gross	Gross
	Amortized	Comprehensive	Unrealized	Unrealized	Fair
	Cost	Loss	Gains	(Losses)	Value
		(in thousands)
Securities available-for-sale
U.S. government sponsored agency securities	$18,692	$—	$—	$(124)	$18,568
Municipal obligations (1)	87,193	—	1,960	(759)	88,394
Adjustable-rate preferred stock	72,653	—	4,467	(19)	77,101
Mutual funds (2)	32,422	—	1,466	—	33,888
Direct U.S. obligations and GSE residential mortgage-backed securities (3)	688,206	—	12,396	(903)	699,699
Private label residential mortgage-backed securities	34,086	(1,811)	1,856	(631)	33,500
Private label commercial mortgage-backed securities	5,341	—	316	—	5,657
Trust preferred securities	32,000	—	—	(6,800)	25,200
CRA investments	23,463	—	715	—	24,178

	$994,056	$(1,811)	$23,176	$(9,236)	$1,006,185

Securities measured at fair value
Direct U.S. obligations and GSE residential mortgage-backed securities (3)					$4,781

(1)	These consist of revenue obligations.
(2)	These are investment grade corporate bonds.
(3)	These are primarily agency collateralized mortgage obligations.

	December 31, 2012
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value
	(in thousands)
Securities held-to-maturity
Collateralized debt obligations	$50	$1,401	$—	$1,451
Corporate bonds (2)	97,781	984	(6,684)	92,081
Municipal obligations (1)	191,902	5,887	(102)	197,687
CRA investments	1,600	—	—	1,600

	$291,333	$8,272	$(6,786)	$292,819

		OTTI
		Recognized
		in Other	Gross	Gross
	Amortized	Comprehensive	Unrealized	Unrealized	Fair
	Cost	Loss	Gains	(Losses)	Value
	(in thousands)
Securities available-for-sale
Municipal obligations (1)	$71,777	$—	$1,578	$(184)	$73,171
Adjustable-rate preferred stock	72,717	—	3,591	(753)	75,555
Mutual funds (2)	36,314	—	1,647	—	37,961
Direct U.S. obligations and GSE residential mortgage-backed securities (3)	648,641	—	14,573	(10)	663,204
Private label residential mortgage-backed securities	35,868	(1,811)	2,067	(517)	35,607
Private label commercial mortgage-backed securities	5,365	—	376	—	5,741
Trust preferred securities	32,000	—	—	(7,865)	24,135
CRA investments	23,368	—	848	—	24,216

	$926,050	$(1,811)	$24,680	$(9,329)	$939,590

Securities measured at fair value
Direct U.S. obligations and GSE residential mortgage-backed securities (3)					$5,061

(1)	These consist of revenue obligations.
(2)	These are investment grade corporate bonds.
(3)	These are primarily agency collateralized mortgage obligations.

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

Gross unrealized losses at March 31, 2013 and December 31, 2012 are primarily caused by interest rate fluctuations, credit spread widening and reduced liquidity in applicable markets. The Company has reviewed securities on which there is an unrealized loss in accordance with its accounting policy for OTTI described above and determined there were no securities impairment charges needed for the three months ended March 31, 2013 and 2012.

The Company does not consider any other securities to be other-than-temporarily impaired as of March 31, 2013 and December 31, 2012. OTTI is reassessed quarterly. No assurance can be made that additional OTTI will not occur in future periods.

Information pertaining to securities with gross unrealized losses at March 31, 2013 and December 31, 2012, aggregated by investment category and length of time that individual securities have been in a continuous loss position follows:

	March 31, 2013
	Less Than Twelve Months		More Than Twelve Months		Total
	Gross		Gross		Gross
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value	Losses	Value
	(in thousands)
Securities held-to-maturity
Corporate bonds	$—	$—	$4,724	$80,276	$4,724	$80,276
Municipal obligations	178	9,264	—	—	178	9,264

	$178	$9,264	$4,724	$80,276	$4,902	$89,540

Securities available-for-sale
U.S. Government-sponsored agency securities	$124	$18,569	$—	$—	$124	$18,569
Adjustable-rate preferred stock	19	5,787			19	5,787
Direct U.S obligations and GSE residential mortgage-backed securities	897	105,310	6	1,793	903	107,103
Municipal obligations	759	30,761	—	—	759	30,761
Private label residential mortgage-backed securities	538	23,433	93	6,534	631	29,967
Private label commercial mortgage-backed securities	—	—	—	—	—	—
Trust preferred securities	—	—	6,800	25,200	6,800	25,200

	$2,337	$183,860	$6,899	$33,527	$9,236	$217,387

	December 31, 2012
	Less Than Twelve Months		More Than Twelve Months		Total
	Gross		Gross		Gross
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value	Losses	Value
	(in thousands)
Securities held-to-maturity
Corporate bonds	$206	$14,794	$6,478	$63,522	$6,684	$78,316
Municipal obligations	102	10,908	—	—	102	10,908

	$308	$25,702	$6,478	$63,522	$6,786	$89,224

Securities available-for-sale
Adjustable-rate preferred stock	$110	$7,811	$643	$8,723	$753	$16,534
Direct U.S obligations and GSE residential mortgage-backed securities	2	557	8	1,938	10	2,495
Municipal obligations	184	15,713	—	—	184	15,713
Private label residential mortgage-backed securities	120	16,901	397	6,986	517	23,887
Trust preferred securities	—	—	7,865	24,135	7,865	24,135

	$416	$40,982	$8,913	$41,782	$9,329	$82,764

The total number of securities in an unrealized loss position at March 31, 2013 was 68 compared to 66 at December 31, 2012. In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and industry analysis reports. Since material downgrades have not occurred and management does not intend to sell the debt securities for the foreseeable future, none of the securities described in the above table or in this paragraph were deemed to be other than temporarily impaired.

At March 31, 2013, the net unrealized loss on trust preferred securities classified as AFS was $6.8 million, compared with $7.9 million at December 31, 2012. The Company actively monitors its debt and other structured securities portfolios classified as AFS for declines in fair value. At March 31, 2013, the gross unrealized loss on the corporate bond portfolio classified as HTM was $4.7 million compared to $6.7 million at December 31, 2012. During last year, the Federal Reserve announced its intention to keep interest rates at historically low levels into 2015. The yields of most of the bonds in the portfolio are tied to LIBOR, thus negatively affecting their anticipated returns. Additionally, Moody’s had downgraded certain bonds held in the portfolio during last year. However, all of the bonds remain investment grade.

The amortized cost and fair value of securities as of March 31, 2013 and December 31, 2012, by contractual maturities, are shown below. The actual maturities of the mortgage-backed securities may differ from their contractual maturities because the loans underlying the securities may be repaid without any penalties due to borrowers that have the right to call or prepay obligations with or without call or prepayment penalties. Therefore, these securities are listed separately in the maturity summary.

	March 31, 2013		December 31, 2012
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value
	(in thousands)
Securities held to maturity
Due in one year or less	$1,600	$1,600	$1,600	$1,600
After one year through five years	13,594	14,034	13,596	13,934
After five years through ten years	121,075	118,175	121,238	116,020
After ten years	154,322	162,209	154,899	161,265

	$290,591	$296,018	$291,333	$292,819

Securities available for sale
Due in one year or less	$57,745	$59,954	$65,190	$67,794
After one year through five years	27,820	29,817	24,261	25,906
After five years through ten years	26,313	26,092	8,165	8,000
After ten years	193,972	190,623	179,793	174,686
Mortgage backed securities	688,206	699,699	648,641	663,204

	$994,056	$1,006,185	$926,050	$939,590

The following table summarizes the Company’s investment ratings position as of March 31, 2013:

	As of March 31, 2013
		Split-rated
	AAA	AAA/AA+	AA+ to AA-	A+ to A-	BBB+ to BBB-	BB+ and below	Totals
	(in thousands)
Municipal obligations	$8,081	$—	$134,992	$121,336	$14,873	$273	$279,555
Direct U.S. obligations & GSE residential mortgage-backed securities	—	704,480	—	—	—	—	704,480
Private label residential mortgage-backed securities	14,720	—	396	6,719	5,038	6,627	33,500
Private label commercial mortgage-backed securities	5,657	—	—	—	—	—	5,657
Mutual funds (3)	—	—	—	—	33,888	—	33,888
U.S. Government-sponsored agency securities	—	18,568	—	—	—	—	18,568
Adjustable-rate preferred stock	—	—	825	—	57,157	15,896	73,878
Trust preferred securities	—	—	—	—	25,200	—	25,200
Collateralized debt obligations	—	—	—	—	—	50	50
Corporate bonds	—	—	2,697	40,112	54,971	—	97,780

Total (1) (2)	$28,458	$723,048	$138,910	$168,167	$191,127	$22,846	$1,272,556

(1)	The Company used the average credit rating of the combination of S&P, Moody’s and Fitch in the above table where ratings differed.
(2)	Securities values are shown at carrying value as of March 31, 2013. Unrated securities consist of CRA investments with a carrying value of $24.2 million, ARPS with a carrying value of $3.2 million and an other investment of $1.6 million.
(3)	At least 80% of mutual funds are investment grade corporate bonds.

The following table summarizes the Company’s investment ratings position as of December 31, 2012:

	As of December 31, 2012
		Split-rated
	AAA	AAA/AA+	AA+ to AA-	A+ to A-	BBB+ to BBB-	BB+ and below	Totals
	(in thousands)
Municipal obligations	$8,120	$—	$149,352	$92,401	$14,922	$278	$265,073
Direct U.S. obligations & GSE residential mortgage-backed securities	—	668,265	—	—	—	—	668,265
Private label residential mortgage-backed securities	15,219	—	1,649	6,069	5,249	7,421	35,607
Private label commercial mortgage-backed securities	5,741	—	—	—	—	—	5,741
Mutual funds (3)	—	—	—	—	37,961	—	37,961
Adjustable-rate preferred stock	—	—	826	—	60,807	10,838	72,471
Trust preferred securities	—	—	—	—	24,135	—	24,135
Collateralized debt obligations	—	—	—	—	—	50	50
Corporate bonds	—	—	2,696	40,116	54,969	—	97,781

Total (1) (2)	$29,080	$668,265	$154,523	$138,586	$198,043	$18,587	$1,207,084

(1)	The Company used the average credit rating of the combination of S&P, Moody’s and Fitch in the above table where ratings differed.
(2)	Securities values are shown at carrying value as of December 31, 2012. Unrated securities consist of CRA investments with a carrying value of $24.2 million, one ARPS security with a carrying value of $3.1 million and an other investment of $1.6 million.
(3)	At least 80% of mutual funds are investment grade corporate bonds.

Securities with carrying amounts of approximately $753.6 million and $711.7 million at March 31, 2013 and December 31, 2012, respectively, were pledged for various purposes as required or permitted by law.

The following table presents gross gains and (losses) on sales of investment securities:

	Three Months Ended
	March 31,
	2013	2012
	(in thousands)
Gross gains	$200	$556
Gross (losses)	(53)	(195)

	$147	$361

6. LOANS, LEASES AND ALLOWANCE FOR CREDIT LOSSES

The composition of the Company’s loans held for investment portfolio is as follows:

	March 31,	December 31,
	2013	2012
	(in thousands)
Commercial real estate—owner occupied	$1,414,257	$1,396,797
Commercial real estate—non-owner occupied	1,538,477	1,505,600
Commercial and industrial	1,809,596	1,659,003
Residential real estate	388,663	407,937
Construction and land development	381,078	394,319
Commercial leases	275,308	288,747
Consumer	26,014	31,836
Deferred fees and unearned income, net	(5,979)	(6,045)
	5,827,414	5,678,194

Allowance for credit losses	(95,494)	(95,427)

Total	$5,731,920	$5,582,767

The following table presents the contractual aging of the recorded investment in past due loans by class of loans including loans held for sale and excluding deferred fees:

	March 31, 2013
		30-59 Days	60-89 Days	Over 90 days	Total
	Current	Past Due	Past Due	Past Due	Past Due	Total
	(in thousands)
Commercial real estate
Owner occupied	$1,393,080	$4,853	$3,052	$13,272	$21,177	$1,414,257
Non-owner occupied	1,355,197	15,593	—	1,913	17,506	1,372,703
Multi-family	165,587	—	187	—	187	165,774
Commercial and industrial
Commercial	1,804,566	2,624	120	2,286	5,030	1,809,596
Leases	274,176	—	156	976	1,132	275,308
Construction and land development
Construction	205,085	—	—	—	—	205,085
Land	173,178	280	—	2,535	2,815	175,993
Residential real estate	370,265	4,147	631	13,620	18,398	388,663
Consumer	53,668	288	—	—	288	53,956

Total loans	$5,794,802	$27,785	$4,146	$34,602	$66,533	$5,861,335

	December 31, 2012
		30-59 Days	60-89 Days	Over 90 days	Total
	Current	Past Due	Past Due	Past Due	Past Due	Total
	(in thousands)
Commercial real estate
Owner occupied	$1,372,550	$13,153	$1,757	$9,337	$24,247	$1,396,797
Non-owner occupied	1,327,481	917	4,416	8,573	13,906	1,341,387
Multi-family	164,213	—	—	—	—	164,213
Commercial and industrial
Commercial	1,654,787	3,109	121	986	4,216	1,659,003
Leases	287,768	515	—	464	979	288,747
Construction and land development
Construction	215,597	—	—	—	—	215,597
Land	171,919	826	571	5,406	6,803	178,722
Residential real estate	387,641	3,525	1,837	14,934	20,296	407,937
Consumer	62,271	524	—	165	689	62,960

Total loans	$5,644,227	$22,569	$8,702	$39,865	$71,136	$5,715,363

The following table presents the recorded investment in nonaccrual loans and loans past due ninety days or more and still accruing interest by class of loans:

	March 31, 2013				December 31, 2012
				Loans past				Loans past
	Non-accrual loans			due 90 days	Non-accrual loans			due 90 days
		Past Due/	Total	or more and		Past Due/	Total	or more and
	Current	Delinquent	Non-accrual	still accruing	Current	Delinquent	Non-accrual	still accruing
	(in thousands)
Commercial real estate
Owner occupied	$14,265	$18,000	$32,265	$686	$14,392	$18,394	$32,786	$1,272
Non-owner occupied	15,933	10,958	26,891	917	18,299	8,572	26,871	—
Multi-family	—	187	187	—	318	—	318	—
Commercial and industrial
Commercial	2,596	2,441	5,037	37	2,549	3,194	5,743	15
Leases	—	1,133	1,133	—	—	979	979	—
Construction and land development
Construction	—	—	—	—	—	—	—	—
Land	3,510	2,815	6,325	—	4,375	6,718	11,093	—
Residential real estate	7,345	14,565	21,910	—	11,561	15,161	26,722	101
Consumer	—	—	—	—	39	165	204	—

Total	$43,649	$50,099	$93,748	$1,640	$51,533	$53,183	$104,716	$1,388

The reduction in interest income associated with loans on nonaccrual status was approximately $1.2 million and $1.3 million for the three months ended March 31, 2013 and 2012, respectively.

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

	March 31, 2013
	Pass	Watch	Substandard	Doubtful	Loss	Total
	(in thousands)
Commercial real estate
Owner occupied	$1,303,225	$49,475	$61,248	$309	$—	$1,414,257
Non-owner occupied	1,299,585	22,394	50,724	—	—	1,372,703
Multi-family	165,587	—	187	—	—	165,774
Commercial and industrial
Commercial	1,782,067	10,248	17,136	145	—	1,809,596
Leases	268,603	5,572	1,133	—	—	275,308
Construction and land development
Construction	186,983	18,102	—	—	—	205,085
Land	138,184	13,579	24,230	—	—	175,993
Residential real estate	349,275	5,871	33,517	—	—	388,663
Consumer	52,973	420	563	—	—	53,956

Total	$5,546,482	$125,661	$188,738	$454	$—	$5,861,335

	March 31, 2013
	Pass	Watch	Substandard	Doubtful	Loss	Total
	(in thousands)
Current (up to 29 days past due)	$5,540,730	$121,858	$132,179	$37	$—	$5,794,804
Past due 30 – 59 days	4,687	3,763	19,334	—	—	27,784
Past due 60 – 89 days	79	40	4,026	—	—	4,145
Past due 90 days or more	986	—	33,199	417	—	34,602

Total	$5,546,482	$125,661	$188,738	$454	$—	$5,861,335

	December 31, 2012
	Pass	Watch	Substandard	Doubtful	Loss	Total
	(in thousands)
Commercial real estate
Owner occupied	$1,280,337	$50,552	$65,908	$—	$—	$1,396,797
Non-owner occupied	1,257,011	21,065	63,311	—	—	1,341,387
Multi-family	163,895	—	318	—	—	164,213
Commercial and industrial
Commercial	1,630,166	12,370	15,499	968	—	1,659,003
Leases	282,075	5,693	979	—	—	288,747
Construction and land development
Construction	215,395	202	—	—	—	215,597
Land	141,436	5,641	31,645	—	—	178,722
Residential real estate	365,042	7,559	32,446	2,890	—	407,937
Consumer	61,469	469	1,022	—	—	62,960

Total	$5,396,826	$103,551	$211,128	$3,858	$—	$5,715,363

	December 31, 2012
	Pass	Watch	Substandard	Doubtful	Loss	Total
	(in thousands)
Current (up to 29 days past due)	$5,387,543	$100,549	$152,827	$3,308	$—	$5,644,227
Past due 30 – 59 days	4,410	1,310	16,849	—	—	22,569
Past due 60 – 89 days	4,450	1,692	2,560	—	—	8,702
Past due 90 days or more	423	—	38,892	550	—	39,865

Total	$5,396,826	$103,551	$211,128	$3,858	$—	$5,715,363

The table below reflects recorded investment in loans classified as impaired:

	March 31,	December 31,
	2013	2012
	(in thousands)
Impaired loans with a specific valuation allowance under ASC 310	$42,284	$51,538
Impaired loans without a specific valuation allowance under ASC 310	154,857	146,617

Total impaired loans	$197,141	$198,155

Valuation allowance related to impaired loans	$(11,004)	$(12,866)

The following table presents the impaired loans by class:

	March 31,	December 31,
	2013	2012
	(in thousands)
Commercial real estate
Owner occupied	$60,147	$58,074
Non-owner occupied	58,109	52,146
Multi-family	187	318
Commercial and industrial
Commercial	16,049	15,531
Leases	1,133	979
Construction and land development
Construction	—	—
Land	27,532	32,492
Residential real estate	33,373	37,851
Consumer	611	764

Total	$197,141	$198,155

A valuation allowance is established for an impaired loan when the fair value of the loan is less than the recorded investment. In certain cases, portions of impaired loans are charged-off to realizable value instead of establishing a valuation allowance and are included, when applicable in the table above as “Impaired loans without specific valuation allowance under ASC 310.” The valuation allowance disclosed above is included in the allowance for credit losses reported in the consolidated balance sheets as of March 31, 2013 and December 31, 2012.

The following table presents average investment in impaired loans by loan class:

	Three Months Ended
	March 31,
	2013	2012
	(in thousands)
Commercial real estate
Owner occupied	$60,065	$48,385
Non-owner occupied	52,986	45,490
Multi-family	230	943
Commercial and industrial
Commercial	15,088	26,957
Leases	1,028	595
Construction and land development
Construction	—	14,339
Land	29,362	39,293
Residential real estate	37,040	31,067
Consumer	705	1,929

Total	$196,504	$208,998

The following table presents interest income on impaired loans by class:

	Three Months Ended
	March 31,
	2013	2012
	(in thousands)
Commercial real estate
Owner occupied	$420	$414
Non-owner occupied	404	459
Multi-family	—	—
Commercial and industrial
Commercial	150	255
Leases	—	—
Construction and land development
Construction	—	—
Land	259	352
Residential real estate	5	58
Consumer	8	11

Total	$1,246	$1,549

The Company is not committed to lend significant additional funds on these impaired loans.

The following table summarizes nonperforming assets:

	March 31,	December 31,
	2013	2012
	(in thousands)
Nonaccrual loans	$93,748	$104,716
Loans past due 90 days or more on accrual status	1,640	1,388
Troubled debt restructured loans	94,531	84,609

Total nonperforming loans	189,919	190,713
Foreclosed collateral	77,921	77,247

Total nonperforming assets	$267,840	$267,960

Allowance for Credit Losses

The following table summarizes the changes in the allowance for credit losses by portfolio type:

	For the Three Months Ended March 31,
	Construction and	Commercial	Residential	Commercial
	Land Development	Real Estate	Real Estate	and Industrial	Consumer	Total
	(in thousands)
2013
Beginning Balance	$10,554	$34,982	$15,237	$32,860	$1,794	$95,427
Charge-offs	614	2,887	2,493	1,770	275	8,039
Recoveries	701	942	569	441	14	2,667
Provision	398	1,864	1,282	2,654	(759)	5,439

Ending balance	$11,039	$34,901	$14,595	$34,185	$774	$95,494

2012
Beginning Balance	$14,195	$35,031	$19,134	$25,535	$5,275	$99,170
Charge-offs	5,087	4,912	1,420	3,654	2,002	17,075
Recoveries	86	1,703	338	777	42	2,946
Provision	3,559	3,296	680	4,243	1,303	13,081

Ending balance	$12,753	$35,118	$18,732	$26,901	$4,618	$98,122

The following table presents impairment method information related to loans and allowance for credit losses by loan portfolio segment:

	Commercial	Commercial
	Real Estate-	Real Estate-	Commercial	Residential	Construction
	Owner	Non-Owner	and	Real	and Land	Commercial		Total
	Occupied	Occupied	Industrial	Estate	Development	Leases	Consumer	Loans
	(in thousands)
Loans Held for Investment as of March 31, 2013:
Recorded Investment:
Impaired loans with an allowance recorded	$11,700	$9,744	$3,617	$13,723	$2,831	$669	$—	$42,284
Impaired loans with no allowance recorded	48,447	48,552	12,432	19,650	24,701	464	611	154,857

Total loans individually evaluated for impairment	60,147	58,296	16,049	33,373	27,532	1,133	611	197,141
Loans collectively evaluated for impairment	1,347,463	1,467,195	1,793,069	353,178	353,037	274,175	25,403	5,613,520
Loans acquired with deteriorated credit quality	6,647	12,986	478	2,112	509	—	—	22,732

Total loans held for investment	$1,414,257	$1,538,477	$1,809,596	$388,663	$381,078	$275,308	$26,014	$5,833,393

Unpaid Principal Balance
Impaired loans with an allowance recorded	$14,892	$9,744	$3,937	$14,998	$2,831	$669	$—	47,071
Impaired loans with no allowance recorded	53,426	51,397	16,106	26,656	25,282	464	623	173,954

Total loans individually evaluated for impairment	68,318	61,141	20,043	41,654	28,113	1,133	623	221,025
Loans collectively evaluated for impairment	1,347,463	1,467,195	1,793,069	353,178	353,037	274,175	25,403	5,613,520
Loans acquired with deteriorated credit quality	11,815	17,778	1,620	3,794	865	—	—	35,872

Total loans held for investment	$1,427,596	$1,546,114	$1,814,732	$398,626	$382,015	$275,308	$26,026	$5,870,417

Related Allowance for Credit Losses
Impaired loans with an allowance recorded	$2,316	$1,381	$1,506	$4,217	$1,153	$431	$—	11,004
Impaired loans with no allowance recorded	—	—	—	—	—	—	—	—

Total loans individually evaluated for impairment	2,316	1,381	1,506	4,217	1,153	431	—	11,004
Loans collectively evaluated for impairment	15,252	15,267	29,613	10,378	9,886	2,635	774	83,805
Loans acquired with deteriorated credit quality	—	685	—	—	—	—	—	685

Total loans held for investment	$17,568	$17,333	$31,119	$14,595	$11,039	$3,066	$774	$95,494

	Commercial	Commercial
	Real Estate-	Real Estate-	Commercial	Residential	Construction
	Owner	Non-Owner	and	Real	and Land	Commercial		Total
	Occupied	Occupied	Industrial	Estate	Development	Leases	Consumer	Loans
	(in thousands)
Loans Held for Investment as of December 31, 2012:
Recorded Investment:
Impaired loans with an allowance recorded	$13,615	$15,217	$4,700	$16,482	$844	$515	$165	$51,538
Impaired loans with no allowance recorded	44,459	37,247	10,831	21,369	31,648	464	599	146,617

Total loans individually evaluated for impairment	58,074	52,464	15,531	37,851	32,492	979	764	198,155
Loans collectively evaluated for impairment	1,332,185	1,440,214	1,642,313	368,034	361,074	287,768	31,072	5,462,660
Loans acquired with deteriorated credit quality	6,538	12,922	1,159	2,052	753	—	—	23,424

Total loans held for investment	$1,396,797	$1,505,600	$1,659,003	$407,937	$394,319	$288,747	$31,836	$5,684,239

Unpaid Principal Balance
Impaired loans with an allowance recorded	$13,634	$18,746	$9,877	$17,837	$848	$515	$540	$61,997
Impaired loans with no allowance recorded	54,947	43,208	11,248	27,098	35,669	464	612	173,246

Total loans individually evaluated for impairment	68,581	61,954	21,125	44,935	36,517	979	1,152	235,243
Loans collectively evaluated for impairment	1,332,185	1,440,214	1,642,313	368,034	361,074	287,768	31,072	5,462,660
Loans acquired with deteriorated credit quality	11,893	18,397	3,730	3,811	1,170	—	—	39,001

Total loans held for investment	$1,412,659	$1,520,565	$1,667,168	$416,780	$398,761	$288,747	$32,224	$5,736,904

Related Allowance for Credit Losses
Impaired loans with an allowance recorded	$2,815	$1,602	$2,314	$5,448	$284	$238	$165	$12,866
Impaired loans with no allowance recorded	—	—	—	—	—	—	—	—

Total loans individually evaluated for impairment	2,815	1,602	2,314	5,448	284	238	165	12,866
Loans collectively evaluated for impairment	15,118	15,447	27,546	9,789	10,270	2,762	1,629	82,561
Loans acquired with deteriorated credit quality	—	—	—	—	—	—	—	—

Total loans held for investment	$17,933	$17,049	$29,860	$15,237	$10,554	$3,000	$1,794	$95,427

As of March 31, 2013, there was $0.7 million of allowance for credit losses on loans acquired with credit deterioration. At December 31, 2012, there was no allowance for credit losses on loans acquired with credit deterioration.

Changes in the accretable discount for loans purchased with credit quality deterioration follows:

Three Months Ended
March 31,
2013
(in thousands)
Balance at the beginning of the period	$7,072
Additions	—
Accretion to interest income	(2,079)
Transfers from non-accretable discount to accretable	—

Balance at the end of the period	$4,993

In the first quarter of 2012, the Company modified its allowance for credit losses calculation to exclude cash secured loans. Additionally, for internally participated loans, historical loss factors have been revised as follows. Previously the loss factors utilized were based on those of the bank which held the participation. Under the revised methodology, loss characteristics of the originating bank are utilized by the participating bank for the first four quarters after origination, during which time the loan becomes seasoned. The net effect of these changes compared to the calculation method used at December 31, 2011 was to decrease the provision and allowance for credit losses by approximately $2.6 million. The net effect by portfolio segment was to decrease provision for credit losses for the commercial real estate, commercial and industrial, consumer and residential real estate portfolios by $1.5 million, $0.8 million, $0.2 million and $41,000, respectively.

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

The following table presents information on the financial effects of troubled debt restructured loans by class for the periods presented:

	March 31, 2013
		Pre-Modification	Forgiven	Lost	Post-Modification	Waived Fees
	Number	Outstanding	Principal	Interest	Outstanding	and Other
	of Loans	Recorded Investment	Balance	Income (1)	Recorded Investment	Expenses
	(dollars in thousands)
Commercial real estate
Owner occupied	5	$2,686	$—	$54	$2,632	$—
Non-owner occupied	4	10,318	1,030	63	9,225	7
Multi-family	—	—	—	—	—	—
Commercial and industrial
Commercial	5	1,846	—	10	1,836	8
Leases	—	—	—	—	—	—
Construction and land development
Construction	—	—	—	—	—	—
Land	2	286	—	—	286	1
Residential real estate	1	40	—	6	34	3
Consumer	1	39	—	—	39	3

Total	18	$15,215	$1,030	$133	$14,052	$22

(1)	Lost interest income is processed as a charge-off to loan principal in the Company’s financial statements.

	Three Months Ended
	March 31, 2012
		Pre-Modification	Forgiven	Lost	Post-Modification	Waived Fees
	Number	Outstanding	Principal	Interest	Outstanding	and Other
	of Loans	Recorded Investment	Balance	Income (1)	Recorded Investment	Expenses
	(in thousands)
Commercial real estate
Owner occupied	6	$12,402	$—	$102	$12,300	$36
Non-owner occupied	3	9,809	430	127	9,252	5
Multi-family	—	—	—	—	—	—
Commercial and industrial
Commercial	9	2,096	—	26	2,070	21
Leases	—	—	—	—		—
Construction and land development
Construction	—	—	—	—	—	—
Land	2	517	—	55	462	5
Residential real estate	8	1,809	40	241	1,528	3
Consumer	2	68	—	—	68	—

Total	30	$26,701	$470	$551	$25,680	$70

(1)	Lost interest income is processed as a charge-off to loan principal in the Company’s financial statements.

The following table presents TDR loans by class for which there was a payment default during the period:

	Three Months Ended
	March 31,
	2013		2012
	Number	Recorded	Number	Recorded
	of Loans	Investment	of Loans	Investment
	(dollars in thousands)
Commercial real estate
Owner occupied	3	$2,506	4	$5,257
Non-owner occupied	1	160	2	3,393
Multi-family	—	—	1	193
Commercial and industrial
Commercial	2	782	1	3,950
Leases	—	—	—	—
Construction and land development
Construction	—	—	—	—
Land	2	330	2	976
Residential real estate	2	655	1	280
Consumer	—		1	375

Total	10	$4,433	12	$14,424

A TDR loan is deemed to have a payment default when it becomes past due 90 days, goes on nonaccrual, or is re-structured again.

At March 31, 2013 and December 31, 2012, loan commitments outstanding on TDR loans were $1.6 million and $0.2 million, respectively.

Loan Purchases and Sales

In the first quarter of 2013, the Company had secondary market loan purchases of $43.0 million consisting of commercial and industrial loans. In addition, the Company periodically acquires newly originated loans at closing through participations or loan syndications. The Company had no significant loan sales in the first three months of 2013 or 2012. The Company held $27.9 million and $31.1 million of credit card loans for sale at March 31, 2013 and December 31, 2012, respectively. In the first quarter of 2012, the Company had secondary market loan purchases of $73.3 million consisting of $57.9 million of commercial leases and $15.4 million of commercial and industrial loans.

7. OTHER ASSETS ACQUIRED THROUGH FORECLOSURE

The following table presents the changes in other assets acquired through foreclosure:

	Three Months Ended
	March 31,
	2013	2012
	(in thousands)
Balance, beginning of period	$77,247	$89,104
Additions	6,930	5,340
Dispositions	(5,240)	(10,745)
Valuation adjustments in the period, net	(1,017)	(2,254)

Balance, end of period	$77,921	$81,445

At March 31, 2013 and 2012, the majority of the Company’s repossessed assets were properties located in Nevada.

8. INCOME TAXES

Deferred tax assets and liabilities are included in the financial statements at currently enacted income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes.

For the three months ended March 31, 2013, $11 million of the net deferred tax assets relate to federal Net Operating Losses (“NOLs”) or other built-in deductions or losses acquired from Western Liberty and which thus are subject to limitation by the application of section 382 of the Internal Revenue Code. In management’s opinion, it is more likely that none of the $11 million in benefits will be limited by section 382 of the Code and will be realized. The reduction in the effective tax rate from the first quarter of 2012 compared to the first quarter of 2013 is primarily due to low income housing tax credits, an increase in tax exempt income from revenue from municipal obligations, as well as a reduction in the deferred tax valuation allowance for capital loss carryovers arising from transactions that generated capital gains.

At March 31, 2013, the company has a deferred tax valuation allowance of $5.5 million (compared to $8.0 million at December 31, 2012) relating to net capital losses on ARPS securities sales.

The deferred tax asset related to state net operating loss carryovers outstanding at March 31, 2013 is comprised of $0.9 million of tax benefits from California state net operating loss carry forwards that will begin to expire in 2029, and $1.9 million of tax benefits from Arizona state net operating loss carryovers that will begin to expire in 2013. In Management’s opinion, it is more likely than not that the results of future operations will generate sufficient taxable income to realize the deferred taxes related to these net operating loss carryovers.

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

The Company would recognize interest accrued related to unrecognized tax benefits in tax expense. The Company has not recognized or accrued any interest or penalties for the periods ended March 31, 2013 and 2012, respectively.

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

A summary of the contractual amounts for unfunded commitments and letters of credit are as follows:

	March 31,	December 31,
	2013	2012
	(in thousands)
Commitments to extend credit, including unsecured loan commitments of $165,061 at March 31, 2013 and $172,002 at December 31, 2012	$1,253,000	$1,096,264
Credit card commitments and financial guarantees	293,861	295,506
Standby letters of credit, including unsecured letters of credit of $3,915 at March 31, 2013 and $3,915 at December 31, 2012	31,968	32,757

Total	$1,578,829	$1,424,527

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. The Company enters into credit arrangements that generally provide for the termination of advances in the event of a covenant violation or other event of default. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management’s credit evaluation of the party. The commitments are collateralized by the same types of assets used as loan collateral. The unfunded commitments on the credit cards loans held for sale at March 31, 2013 and December 31, 2012 was $260.6 million and $262.6 million, respectively.

The Company has exposure to credit losses from unfunded commitments and letters of credit. As funds have not been disbursed on these commitments, they are not reported as loans outstanding. Credit losses related to these commitments are not included in the allowance for credit losses reported in Note 6, “Loans, Leases and Allowance for Credit Losses” of these Consolidated Financial Statements and are accounted for as a separate loss contingency as a liability. This loss contingency for unfunded loan commitments and letters of credit was $1.2 million and $1.3 million as of March 31, 2013 and December 31, 2012, respectively. Changes to this liability are adjusted through other non-interest expense.

Concentrations of Lending Activities

The Company’s lending activities are primarily driven by the customers served in the market areas where the Company has branch offices in the States of Nevada, California and Arizona. The Company monitors concentrations within five broad categories: geography, industry, product, call code, and collateral. The Company grants commercial, construction, real estate and consumer loans to customers through branch offices located in the Company’s primary markets. The Company’s business is concentrated in these areas and the loan portfolio includes significant credit exposure to the commercial real estate market of these areas. As of March 31, 2013 and December 31, 2012, commercial real estate related loans accounted for approximately 57% and 58% of total loans, respectively, and approximately 3% of commercial real estate related loans are secured by undeveloped land. Substantially all of these loans are secured by first liens with an initial loan to value ratio of generally not more than 75%. Approximately 48% of these commercial real estate loans, excluding construction and land loans, were owner occupied at March 31, 2013 and December 31, 2012, respectively. In addition, approximately 4% of total loans were unsecured as of March 31, 2013 and December 31, 2012, respectively.

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

Lease Commitments

The Company leases the majority of its office locations and many of these leases contain multiple renewal options and provisions for increased rents. Total rent expense of $1.9 million and $1.5 million was included in occupancy expenses for the three month periods ended March 31, 2013 and 2012, respectively.

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

For the three months ended March 31, 2013 and 2012, gains and losses from fair value changes included in the Consolidated Statement of Operations were as follows:

	Changes in Fair Values for Items Measured at Fair
	Value Pursuant to Election of the Fair Value Option
	Unrealized			Total
	Gain/(Loss) on		Interest	Changes
	Assets and		Expense on	Included in
	Liabilities	Interest	Junior	Current-
	Measured at	Income on	Subordinated	Period
Description	Fair Value, Net	Securities	Debt	Earnings
	(in thousands)
Three Months Ended March 31, 2013
Securities measured at fair value	$(2)	$2	$—	$—
Junior subordinated debt	(469)	—	348	(817)

	$(471)	$2	$348	$(817)

Three Months Ended March 31, 2012
Securities measured at fair value	$(43)	$4	$—	$(39)
Junior subordinated debt	(290)	—	325	(615)

	$(333)	$4	$325	$(654)

The following table presents gains and losses from fair value changes on securities measured at fair value:

	Three Months Ended
	March 31,
	2013	2012
	(in thousands)
Net gains and (losses) for the period on trading securities included in earnings	$(2)	$(43)
Less: net gains and (losses) recognized during the period on trading securities sold during the period	—	—

Change in unrealized gains or (losses) for the period included in earnings for trading securities held at the end of the reporting period	$(2)	$(43)

The difference between the aggregate fair value of junior subordinated debt ($36.7 million) and the aggregate unpaid principal balance thereof ($66.5 million) was $29.8 million at March 31, 2013.

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

Independent pricing service: Management independently evaluates all of the fair value measurements received from our third party pricing service through multiple review steps. First, management reviews what has transpired in the market- place with respect to interest rates, credit spreads, volatility, mortgage rates, etc., and makes an expectation on changes to the securities valuations from the previous quarter. Then management compares expected changes to the actual valuation changes provided to it by its pricing service. Next, management compares a robust sampling of safekeeping marks on securities with the marks provided by our third party pricing service and determines whether there are any notable differences. Then, management compares the prices on Level 1 priced securities to publicly available prices to verify those prices are similar. Finally, management discusses the assumptions used for Level 2 priced securities with our pricing service. The pricing service provides management with observable market data including interest rate curves and mortgage prepayment speed grids, as well as dealer quote sheets, new bond offering sheets, and historical trade documentation. Management reviews the assumptions and decides whether they are reasonable. Management may compare interest rates, credit spreads and prepayments speeds used as part of the assumptions to those that management believes are reasonable. Management may price securities using the provided assumptions to determine whether they can develop similar prices on like securities. Any discrepancies with management’s review and the prices provided by the vendor are discussed with the vendor and the Company’s other valuation advisors. Management has formally challenged the prices on several securities, but has found that the vendor prices are reasonable.

Annually the Company receives a SSAE 16 report from its independent pricing service attesting to the controls placed on the operations of the service from its auditor.

Interest rate swap: Interest rate swaps are reported at fair value utilizing Level 2 inputs. The Company obtains dealer quotations to value its interest rate swaps.

Junior subordinated debt: The Company estimates the fair value of its junior subordinated debt using a discounted cash flow model which incorporates the effect of the Company’s own credit risk in the fair value of the liabilities (Level 3). The Company’s cash flow assumptions were based on the contractual cash flows as the Company anticipates that it will pay the debt according to its contractual terms. The Company evaluated priced offerings on individual issuances of trust preferred securities and estimated the discount rate based, in part, on that information. The Company estimated the discount rate at 6.430%, which is a 615 basis point spread over 3 month LIBOR (0.283% as of March 31, 2013). As of March 31, 2012, the Company estimated the discount rate at 6.79%, which was a 632 basis point spread over 3 month LIBOR (0.47%). As of December 31, 2012, the Company estimated the discount rate at 6.846%, which was a 654 basis point spread over 3 month LIBOR (0.306%).

Securities sold short: Securities sold short, comprised of entirely U.S. Treasury bonds, are reported at fair value utilizing Level 1 inputs.

The fair value of these assets and liabilities were determined using the following inputs at the periods presented:

	Fair Value Measurements at the End of the Reporting Period Using:
March 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
	(in thousands)
Assets:
Securities measured at fair value
Direct U.S. obligations and GSE residential mortgage-backed securities	$—	$4,781	$—	$4,781

Securities available for sale
U.S. Government-sponsored agency securities	$—	$18,568	$—	$18,568
Municipal obligations	—	88,394	—	88,394
Direct U.S. obligations and GSE residential mortgage-backed securities	—	699,699	—	699,699
Mutual funds	33,888	—	—	33,888
Private label residential mortgage-backed securities	—	33,500	—	33,500
Private label commercial mortgage-backed securities	—	5,657	—	5,657
Adjustable-rate preferred stock	77,101	—	—	77,101
Trust preferred	—	25,200	—	25,200
Other	24,178	—	—	24,178

	$135,167	$871,018	$—	$1,006,185

Interest rate swaps	$—	$701	$—	$701

Liabilities:
Junior subordinated debt	$—	$—	$36,687	$36,687

Interest rate swaps	$—	$727	$—	$727

Securities sold short	$132,614	$—	$—	$132,614

	Fair Value Measurements at the End of the Reporting Period Using:
December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
	(in thousands)
Assets:
Securities measured at fair value
Direct U.S. obligations and GSE residential mortgage-backed securities	$—	$5,061	$—	$5,061

Securities available for sale
U.S. Government-sponsored agency securities	$—	$—	$—	$—
Municipal obligations	—	73,171	—	73,171
Direct U.S. obligations and GSE residential mortgage-backed securities	—	663,204	—	663,204
Mutual funds	37,961	—	—	37,961
Private label residential mortgage-backed securities	—	35,607	—	35,607
Private label commercial mortgage-backed securities	—	5,741	—	5,741
Adjustable-rate preferred stock	75,555	—	—	75,555
Trust preferred	24,135	—	—	24,135
Other	24,216	—	—	24,216

	$161,867	$777,723	$—	$939,590

Interest rate swaps	$—	$777	$—	$777

Liabilities:
Junior subordinated debt	$—	$—	$36,218	$36,218

Interest rate swaps	$—	$751	$—	$751

As of March 31, 2013, two trust preferred securities with a net fair value of $25.2 million transferred from Level 1 to Level 2 due to the unavailability of active trade information. Per the Company’s policy, the transfer is deemed to have occurred at the end of the reporting period.

For the three months ended March 31, 2013, the change in Level 3 liabilities measured at fair value on a recurring basis was as follows:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Junior
Subordinated
Debt
(in thousands)
Opening balance	$(36,218)
Transfers into Level 3	—
Transfers out of Level 3	—
Total gains or losses for the period
Included in earnings (or changes in net assets) (a)	(469)
Included in other comprehensive income	—
Purchases, sales, and settlements	—
Purchases	—
Sales	—
Settlements	—

Closing balance	$(36,687)

Change in unrealized gains (losses) for the three month period included in earnings (or changes in net assets) for the period ended March 31, 2013.	$(469)

Change in unrealized gains (losses) for the three month period included in earnings (or changes in net assets) for the period ended March 31, 2012.	$(290)

(a)	Total gains (losses) for the period are included in the non-interest income line, mark to market gains (losses), net.

For Level 3 liabilities measured at fair value on a recurring basis, the significant unobservable inputs used in the fair value measurements as of the periods presented, were as follows:

	Fair Value at March 31, 2013	Valuation Technique	Significant Unobservable Inputs	Input Value
	(dollars in thousands)
Junior subordinated debt	$36,687	Discounted cash flow	Median market spreads on publicly issued trust preferreds with comparable credit risk	6.430%

	Fair Value at December 31, 2012	Valuation Technique	Significant Unobservable Inputs	Input Value
	(dollars in thousands)
Junior subordinated debt	$36,218	Discounted cash flow	Median market spreads on publicly issued trust preferreds with comparable credit risk	6.846%

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

Fair value on a nonrecurring basis

Certain assets are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis, but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). The following table presents such assets carried on the balance sheet by caption and by level within the ASC 825 hierarchy:

	Fair Value Measurements at the End of the Reporting Period Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Active Markets for Similar Assets (Level 2)	Unobservable Inputs (Level 3)
	(in thousands)
As of March 31, 2013:
Impaired loans with specific valuation allowance	$31,280	$—	$—	$31,280
Impaired loans without specific valuation allowance	122,540	—	—	122,540
Other assets acquired through foreclosure	77,921	—	—	77,921
As of December 31, 2012:
Impaired loans with specific valuation allowance	$38,672	$—	$—	$38,672
Impaired loans without specific valuation allowance	90,632	—	—	90,632
Other assets acquired through foreclosure	77,247	—	—	77,247

Impaired loans: The specific reserves for collateral dependent impaired loans are based on the fair value of the collateral. The fair value of collateral is determined based on third-party appraisals. Appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Fair value is determined, where possible, using market prices derived from an appraisal or evaluation, which are considered to be Level 2. However, certain assumptions and unobservable inputs are often used by the appraiser; therefore, qualifying the assets as Level 3 in the fair value hierarchy. In some cases, adjustments are made to the appraised values due to various factors, including age of the appraisal (which are generally obtained every six to twelve months), age of comparables included in the appraisal, and known changes in the market and in the collateral. When significant adjustments are based on unobservable inputs, such as when a current appraised value is not available or management determines the fair value of the collateral is further impaired below appraised value and there is no observable market price, the resulting fair value measurement has been categorized as a Level 3 measurement. These Level 3 impaired loans had an aggregate carrying amount of $42.3 million and specific reserves in the allowance for loan losses of $11.0 million at March 31, 2013.

Other assets acquired through foreclosure: Other assets acquired through foreclosure consist of properties acquired as a result of, or in-lieu-of, foreclosure. Properties or other assets classified as other assets acquired through foreclosure and other repossessed property and are initially reported at the fair value determined by independent appraisals using appraised value, less cost to sell. Such properties are generally re-appraised every six to twelve months. There is risk for subsequent volatility. Costs relating to the development or improvement of the assets are capitalized and costs relating to holding the assets are charged to expense. The Company had $77.9 million of such assets at March 31, 2013. Fair value is determined, where possible, using market prices derived from an appraisal or evaluation, which are considered to be Level 2. However, certain assumptions and unobservable inputs are often used by the appraiser; therefore, qualifying the assets as Level 3 in the fair value hierarchy. When significant adjustments are based on unobservable inputs, such as when a current appraised value is not available or management determines the fair value of the collateral is further impaired below appraised value and there is no observable market price, the resulting fair value measurement has been categorized as a Level 3 measurement.

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

For the three months ended March 31, 2013 and 2012, the Company determined that no securities contained credit losses.

Debt Security Credit Losses

Recognized in Other Comprehensive Income/Earnings

For the Three Months Ended March 31, 2013 and 2012

Private Label Mortgage- Backed Securities
(in thousands)
Beginning balance of impairment losses held in other comprehensive income	$(1,811)
Current period other-than temporary impairment credit losses recognized through earnings	—
Reductions for securities sold during the period	—
Additions or reductions in credit losses due to change of intent to sell	—
Reductions for increases in cash flows to be collected on impaired securities	—

Ending balance of net unrealized gains and (losses) held in other comprehensive income	$(1,811)

FAIR VALUE OF FINANCIAL INSTRUMENTS

The estimated fair value of the Company’s financial instruments is as follows:

	March 31, 2013
	Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3	Total
	(in thousands)
Financial assets:
Investment securities	$1,301,557	$185,998	$1,120,986	$—	$1,306,984
Derivatives	701	—	701	—	701
Loans, net	5,759,862	—	5,253,639	153,820	5,407,459
Financial liabilities:
Deposits	6,734,914	—	6,737,580	—	6,737,580
Customer repurchases	64,692	—	64,692	—	64,692
Securities sold short	132,614	132,614	—	—	132,614
FHLB and FRB advances	200,000	—	200,000	—	200,000
Other borrowed funds	93,822	—	20,000	83,063	103,063
Junior subordinated debt	36,687	—	—	36,687	36,687
Derivatives	727	—	727	—	727

	December 31, 2012
	Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3	Total
	(in thousands)
Financial assets:
Investment securities	$1,235,984	$216,337	$1,021,133	$—	$1,237,470
Derivatives	777	—	777	—	777
Loans, net	5,613,891	—	5,133,351	129,304	5,262,655
Financial liabilities:
Deposits	6,455,177	—	6,458,100	—	6,458,100
Customer repurchases	79,034	—	79,034	—	79,034
FHLB and FRB advances	120,000	—	120,000	—	120,000
Other borrowed funds	73,717	—	—	85,125	85,125
Junior subordinated debt	36,218	—	—	36,218	36,218
Derivatives	751	—	751	—	751

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

Interest rate risk exposure is measured using interest rate sensitivity analysis to determine our change in net portfolio value and net interest income resulting from hypothetical changes in interest rates. If potential changes to net portfolio value and net interest income resulting from hypothetical interest rate changes are not within the limits established by the Board of Directors, the Board of Directors may direct management to adjust the asset and liability mix to bring interest rate risk within board-approved limits. As of March 31, 2013, the Company’s interest rate risk profile was within Board-approved limits.

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

Fair value of commitments

The estimated fair value of standby letters of credit outstanding at March 31, 2013 and December 31, 2012 was insignificant. Loan commitments on which the committed interest rates were less than the current market rate are also insignificant at March 31, 2013 and December 31, 2012.

11. SEGMENTS

The Company provides a full range of banking and investment advisory services through its consolidated subsidiaries. Applicable guidance provides that the identification of reportable segments be on the basis of discreet business units and their financial information to the extent such units are reviewed by the entity’s chief decision maker.

At March 31, 2013, the Company consists of the following segments: “Bank of Nevada”, “Western Alliance Bank”, “Torrey Pines Bank” and “Other” (Western Alliance Bancorporation holding company, Western Alliance Equipment Finance, Las Vegas Sunset Properties, Shine Investment Advisory Services, Inc.[until October 31, 2012], and the discontinued operations.)

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

The following is a summary of selected operating segment information as of and for the three month periods ended March 31, 2013 and 2012:

Western Alliance Bancorporation and Subsidiaries

Operating Segment Results

Unaudited

	Bank of Nevada	Western Alliance Bank	Torrey Pines Bank*	Other	Inter- segment elimi- nations	Consoli- dated Company
	(dollars in millions)
At March 31, 2013
Assets	$3,277.5	$2,738.9	$1,956.4	$1,065.4	$(864.1)	$8,174.1
Held for sale loans	—	—	27.9	—	—	27.9
Gross loans and deferred fees, net	2,301.3	2,116.0	1,402.0	50.9	(42.8)	5,827.4
Less: Allowance for credit losses	(55.7)	(22.4)	(14.8)	(2.6)	—	(95.5)

Net loans	2,245.6	2,093.6	1,387.2	48.3	(42.8)	5,731.9

Goodwill	23.2	—	—	—	—	23.2
Deposits	2,606.5	2,441.2	1,698.5	—	(11.3)	6,734.9
FHLB advances	200.0	—	—	—	—	200.0
Stockholders’ equity	387.8	228.8	172.4	799.0	(806.7)	781.3
No. of branches	12	16	12	—	—	40
No. of FTE	390	266	235	101	—	992

	(in thousands)
Three Months Ended March 31, 2013:
Net interest income	$29,254	$26,635	$20,777	$(463)	$—	$76,203
Provision for credit losses	405	2,635	92	2,307	—	5,439

Net interest income (loss) after provision for credit losses	28,849	24,000	20,685	(2,770)	—	70,764
Non-interest income	3,337	1,404	598	1,705	(3,145)	3,899
Non-interest expense	(17,891)	(13,068)	(11,969)	(7,146)	3,145	(46,929)

Income (loss) from continuing operations before income taxes	14,295	12,336	9,314	(8,211)	—	27,734
Income tax expense (benefit)	3,593	3,842	2,999	(3,626)	—	6,808

Income (loss) from continuing operations	10,702	8,494	6,315	(4,585)	—	20,926
Income (loss) from discontinued operations, net	—	—	—	38	—	38

Net income (loss)	$10,702	$8,494	$6,315	$(4,547)	$—	$20,964

*	Excludes discontinued operations

Western Alliance Bancorporation and Subsidiaries

Operating Segment Results

Unaudited

	Bank of Nevada	Western Alliance Bank	Torrey Pines Bank*	Other	Inter- segment elimi- nations	Consoli- dated Company
	(dollars in millions)
At March 31, 2012
Assets	$2,890.9	$2,271.1	$1,785.1	$779.3	$(801.1)	$6,925.3
Gross loans and deferred fees, net	1,925.7	1,710.0	1,333.3	—	(42.8)	4,926.2
Less: Allowance for credit losses	(62.6)	(19.5)	(16.0)	—	—	(98.1)

Net loans	1,863.1	1,690.5	1,317.3	—	(42.8)	4,828.1

Goodwill	23.2	—	—	2.7	—	25.9
Deposits	2,435.2	1,953.7	1,530.6	—	(20.4)	5,899.1
FHLB advances and other	70.0	20.0	60.0	—	(30.0)	120.0
Stockholders’ equity	324.3	202.0	157.7	661.5	(691.4)	654.1

No. of branches	11	16	12	—	—	39
No. of FTE	394	237	223	97	—	951

	(in thousands)
Three Months Ended March 31, 2012:
Net interest income	$27,839	$23,055	$21,236	$(2,073)	$—	$70,057
Provision for credit losses	13,481	(1,997)	1,597	—	—	13,081

Net interest income (loss) after provision for credit losses	14,358	25,052	19,639	(2,073)	—	56,976
Non-interest income	3,583	1,853	1,178	1,991	(2,721)	5,884
Non-interest expense	(18,831)	(11,918)	(11,072)	(7,797)	2,721	(46,897)

Income (loss) from continuing operations before income taxes	(890)	14,987	9,745	(7,879)	—	15,963
Income tax expense (benefit)	(1,851)	5,172	3,958	(2,838)	—	4,441

Income (loss) from continuing operations	961	9,815	5,787	(5,041)	—	11,522
Loss from discontinued operations, net	—	—	—	(222)	—	(222)

Net income (loss)	$961	$9,815	$5,787	$(5,263)	$—	$11,300

*	Excludes discontinued operations

12. STOCKHOLDERS’ EQUITY

Stock-based Compensation

For the three months ended March 31, 2013, 507,825 shares of restricted stock were granted to Company employees. The Company estimates the compensation cost for restricted stock grants based upon the grant date fair value. Generally, these restricted stock grants have a three year vesting period. The aggregate grant date fair value for the restricted stock issued in the three month period ended March 31, 2013 was $6.2 million. In addition, the Company granted 52,902 shares during the three months ended March 31, 2013 to non-employee WAL and subsidiary board of directors that immediately vested.

There were approximately 1,496,542 and 1,608,658 restricted shares outstanding at March 31, 2013 and 2012, respectively. For the three months ended March 31, 2013, the Company recognized stock-based compensation related to restricted stock grants of $1.0 million compared to $0.9 million for the three months ended March 31, 2012.

As of March 31, 2013 and 2012, there were 1.4 million and 2.0 million, respectively of stock options outstanding.

13. OTHER BORROWINGS AND OTHER LIABILITIES

The following table summarizes the Company’s borrowings as of March 31, 2013 and December 31, 2012:

	March 31, 2013	December 31, 2012
	(in thousands)
Short Term:
Revolving line of credit	$20,000	$—
Federal Home Loan Bank advances	—	120,000

Total short term debt	$20,000	$120,000

Long Term:
Federal Home Loan Bank advance	$200,000	$—
Other long term debt	75,000	75,000

	$275,000	$75,000

The Company maintains lines of credit with the Federal Home Loan Bank (“FHLB”) and Federal Reserve Bank (“FRB”). The Company’s borrowing capacity is determined based on collateral pledged, generally consisting of investment securities and loans, at the time of the borrowing. The Company also maintains credit lines with other sources secured by pledged securities. The Company had no outstanding short-term FHLB or FRB advances at March 31, 2013.

At March 31, 2013, the Company had a revolving line of credit with another institution, with outstanding advances of $20.0 million. The interest rate is 30 day LIBOR plus 150 basis points, currently set at 1.7037%.

In 2010, the Company completed a public offering of $75 million in principal Senior Notes due in 2015 bearing interest of 10%. In the first quarter of 2013, the Company executed a long-term FHLB advance for $200.0 million, bearing interest of 1.04%, due January 2, 2018. The weighted average cost on all long term debt was 3.65% and 10.81% for the three months ended March 31, 2013 and 2012, respectively.

As of March 31, 2013 and December 31, 2012, the Company had additional available credit with the FHLB of approximately $993.3 million and $952.8 million, respectively, and with the FRB of approximately $609.3 million and $600.6 million, respectively.

During the first quarter of 2013 the Company entered into a Treasury short transaction to mitigate the Company’s modest liability sensitive interest rate risk profile. The Company sold short fixed rate Treasury securities and invested the proceeds in a short term repurchase agreement. This action reduced the Company’s interest margin approximately five basis points during the quarter, primarily from the increase in earning assets at a very low yield. The balance was $132.6 million at March 31, 2013.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion is designed to provide insight into Management’s assessment of significant trends related to the Company’s consolidated financial condition, results of operations, liquidity, capital resources and interest rate sensitivity. This Form 10-Q should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 and unaudited interim consolidated financial statements and notes hereto and financial information appearing elsewhere in this report. Unless the context requires otherwise, the terms “Company,” “we,” and “our” refer to Western Alliance Bancorporation and its wholly-owned subsidiaries on a consolidated basis.

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

Forward-looking statements contained in this Quarterly Report on Form 10-Q involve substantial risks and uncertainties, many of which are difficult to predict and are generally beyond the control of the Company and may cause our actual results to differ significantly from historical results and those expressed in any forward-looking statement. Risks and uncertainties include those set forth in our filings with the Securities and Exchange Commission and the following factors that could cause actual results to differ materially from those presented:

•	conditions in the financial markets and the economy may adversely impact financial performance;

•	dependency on real estate and events that negatively impact real estate;

•	high concentration of commercial real estate, construction and development and commercial and industrial loans;

•	actual credit losses may exceed expected losses in the loan portfolio;

•	the geographic concentrations of our assets increase risks related to economic conditions;

•	the effects of interest rates and interest rate policy;

•	exposure of financial instruments to certain market risks may cause volatility in earnings;

•	dependence on low-cost deposits;

•	ability to borrow from Federal Home Loan Bank (“FHLB”) or Federal Reserve Bank (“FRB”);

•	events that further impair goodwill;

•	increase in the cost of funding as the result of changes to our credit rating;

•	expansion strategies may not be successful,

•	our ability to control costs,

•	risk associated with changes in internal controls and processes;

•	our ability to compete in a highly competitive market;

•	our ability to recruit and retain qualified employees, especially seasoned relationship bankers;

•	the effects of terrorist attacks or threats of war;

•	perpetration of internal fraud;

•	risk of operating in a highly regulated industry and our ability to remain in compliance;

•	possible need to revalue our deferred tax assets if stock transactions result in limitations on deductibility of net operating losses or loan losses;

•	exposure to environmental liabilities related to the properties we acquire title;

•

legislative and regulatory changes including Emergency Economic Stabilization Act of 2008, or EESA, the American Recovery and Reinvestment Act of 2009, or ARRA, and the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 and the rules and regulations that might be promulgated thereunder;

•	cyber security risks; and

•	risks related to ownership and price of our common stock.

For additional information regarding risks that may cause our actual results to differ materially from any forward-looking statements, see “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2012 and in item 1A of Part II of this Quarterly Report.

Financial Overview and Highlights

Western Alliance Bancorporation is a multi-bank holding company headquartered in Phoenix, Arizona that provides full service banking and lending through its subsidiaries.

Financial Result Highlights for the First Quarter of 2013

Net income for the Company of $21.0 million, or $0.24 per diluted share, for the first quarter of 2013 compared to net income of $11.3 million, or $0.12 per diluted share, for the first quarter of 2012.

The significant factors impacting earnings of the Company during the first quarter of 2013 were:

•	Net income available to common shareholders of $20.6 million for the first quarter of 2013 compared to $9.5 million for the first quarter 2012.

•	Net interest income increased by 8.7% to $76.2 million for the first quarter of 2013 compared to $70.1 million for the first quarter of 2012.

•	Net interest margin for the first quarter of 2013 was 4.36% compared to 4.53% for the first quarter of 2012.

•	Provision for credit losses decreased to $5.4 million for the first quarter of 2013 compared to $13.1 million for the first quarter of 2012.

•

The Company experienced net loan growth in the first quarter of 2013 of $146 million to $5.86 billion. This increase was driven by growth in commercial and industrial loans and commercial real estate loans. Total loans increased $929 million over the last twelve months from $4.93 billion at March 31, 2012.

•

Total deposits increased during the quarter by $280 million to $6.73 billion at March 31, 2013, with growth primarily in money market accounts and interest-bearing demand deposits partially offset by declines in non-interest bearing demand and certificates of deposits. Deposits increased $836 million over the last twelve months from $5.90 billion at March 31, 2012.

•	Net charge-offs (annualized) to average loans outstanding declined to 0.38% in the first quarter of 2013 from 1.18% in the first quarter of 2012.

•	Nonperforming assets (nonaccrual loans and assets acquired through foreclosure) decreased to 2.1% of total assets for 2.7% in the first quarter 2012.

•	Other assets acquired through foreclosure declined to $77.9 million at March 31, 2013 from $81.4 million at March 31, 2012.

The impact to the Company from these items, and others of both a positive and negative nature, will be discussed in more detail as they pertain to the Company’s overall comparative performance for the three months ended March 31, 2013 throughout the analysis sections of this report.

A summary of our results of operations and financial condition and select metrics is included in the following table:

	Three Months Ended March 31,
	2013	2012
	(in thousands, except per share amounts)
Net income available to common stockholders	$20,611	$9,537
Basic earnings per share	0.24	0.12
Diluted earnings per share	0.24	0.12
Total assets	$8,174,104	$6,925,292
Gross loans	$5,855,356	$4,926,223
Total deposits	$6,734,914	$5,899,054
Net interest margin	4.36%	4.53%
Return on average assets	1.08%	0.67%
Return on average stockholders’ equity	10.92%	6.97%

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

	Three Months Ended March 31,
	2013	2012
	(in thousands)
Non-accrual loans	$93,748	$103,486
Non-performing assets	267,840	289,951
Non-accrual loans to gross loans	1.60%	2.10%
Net charge-offs (annualized) to average loans	0.38%	1.18%

Asset and Deposit Growth

The ability to originate new loans and attract new deposits is fundamental to the Company’s asset growth. The Company’s assets and liabilities are comprised primarily of loans and deposits. Total assets increased to $8.17 billion at March 31, 2013 from $7.62 billion at December 31, 2012. Total gross loans including net deferred fees and unearned income, increased by $146 million, or 2.6%, to $5.86 billion as of March 31, 2013 compared to December 31, 2012. Total deposits increased $280 million, or 4.2%, to $6.73 billion as of March 31, 2013 from $6.46 billion as of December 31, 2012.

RESULTS OF OPERATIONS

The following table sets forth a summary financial overview for the comparable three months ended March 31, 2013 and 2012:

	Three Months Ended March 31,		Increase
	2013	2012	(Decrease)
	(in thousands, except per share amounts)
Consolidated Income Statement Data:
Interest income	$83,108	$77,437	$5,671
Interest expense	6,905	7,380	(475)

Net interest income	76,203	70,057	6,146
Provision for credit losses	5,439	13,081	(7,642)

Net interest income after provision for credit losses	70,764	56,976	13,788
Other non-interest income	3,899	5,884	(1,985)
Non-interest expense	46,929	46,897	32

Net income from continuing operations before income taxes	27,734	15,963	11,771
Income tax provision	6,808	4,441	2,367

Income from continuing operations	20,926	11,522	9,404
Income (loss) from discontinued operations, net of tax benefit	38	(222)	260

Net income	$20,964	$11,300	$9,664

Net income available to common stockholders	$20,611	$9,537	$11,074

Income per share—basic	$0.24	$0.12	$0.12

Income per share—diluted	$0.24	$0.12	$0.12

Net Interest Margin

The net interest margin is reported on a tax equivalent basis (“TEB”). A tax equivalent adjustment is added to reflect interest earned on certain municipal securities and loans that are exempt from Federal income tax. The following tables set forth the average balances and interest income on a tax equivalent basis and tax expense for the periods indicated:

	Three Months Ended March 31,
	2013			2012
	(dollars in thousands)
	Average Balance	Interest	Average Yield/Cost (6)	Average Balance	Interest	Average Yield/Cost (6)
Interest-Earning Assets
Securities:
Taxable	$935,842	$4,191	1.79%	$1,174,901	$6,692	2.28%
Tax-exempt (1)	347,536	3,967	7.02%	248,377	2,893	7.17%

Total securities	1,283,378	8,158	3.21%	1,423,278	9,585	3.13%
Federal funds sold and other	—	—		153	—	0.00%
Loans (1) (2) (3)	5,610,432	74,725	5.42%	4,782,815	67,760	5.68%
Short term investments	373,918	41	0.04%	96,726	50	0.21%
Restricted stock	30,858	184	2.39%	33,355	42	0.50%

Total earnings assets	7,298,586	83,108	4.74%	6,336,327	77,437	5.00%
Nonearning Assets
Cash and due from banks	126,429			114,835
Allowance for credit losses	(96,859)			(100,747)
Bank-owned life insurance	138,694			134,288
Other assets	421,873			358,067

Total assets	$7,888,723			$6,842,770

Interest-Bearing Liabilities
Sources of Funds
Interest-bearing deposits:
Interest checking	$608,663	$301	0.20%	$504,261	$315	0.25%
Savings and money market	2,620,874	1,911	0.29%	2,233,563	2,168	0.39%
Time deposits	1,449,535	1,520	0.42%	1,424,291	2,279	0.64%

Total interest-bearing deposits	4,679,072	3,732	0.32%	4,162,115	4,762	0.46%
Short-term borrowings	176,445	214	0.49%	221,483	151	0.27%
Long-term debt	272,882	2,493	3.65%	73,369	1,983	10.81%
Junior subordinated	36,224	466	5.15%	36,991	484	5.23%

Total interest-bearing liabilities	5,164,623	6,905	0.53%	4,493,958	7,380	0.66%
Noninterest-Bearing Liabilities
Noninterest-bearing demand deposits	1,855,070			1,645,737
Other liabilities	90,669			45,716
Stockholders’ equity	778,361			657,359

Total Liabilities and Stockholders’ Equity	$7,888,723			$6,842,770

Net interest income and margin (4)		$76,203	4.36%		$70,057	4.53%

Net interest spread (5)			4.21%			4.34%

(1)	Yields on loans and securities have been adjusted to a tax-equivalent basis. Interest income has not been adjusted to a tax-equivalent basis. The tax-equivalent adjustments for the three months ended March 31, 2013 and 2012 were $3,382 and $1,761 respectively.
(2)	Net loan fees of $2.6 million and $1.4 million are included in the yield computation for the three months ended March 31, 2013 and 2012, respectively.
(3)	Includes nonaccrual loans.
(4)	Net interest margin is computed by dividing net interest income by total average earning assets.
(5)	Net interest spread represents average yield earned on interest-earning assets less the average rate paid on interest-bearing liabilities.
(6)	Annualized.

The table below sets forth the relative impact on net interest income of changes in the volume of earning assets and interest-bearing liabilities and changes in rates earned and paid by the Company on such assets and liabilities. For purposes of this table, nonaccrual loans have been included in the average loan balances.

	Three Months Ended March 31
	2013 versus 2012
	Increase (Decrease) Due to Changes in (1)(2)
	Volume	Rate	Total
	(in thousands)
Interest on investment securities:
Taxable	$(1,070)	$(1,431)	$(2,501)
Tax-exempt	283	791	1,074
Federal funds sold and other	—	—	—
Loans	11,023	(4,058)	6,965
Short term investments	28	(37)	(9)
Restricted stock	(15)	157	142

Total interest income	10,249	(4,578)	5,671
Interest expense:
Interest checking	52	(66)	(14)
Savings and money market	281	(538)	(257)
Time deposits	27	(786)	(759)
Short-term borrowings	(55)	118	63
Long-term debt	1,821	(1,311)	510
Junior subordinated debt	(10)	(8)	(18)

Total interest expense	2,116	(2,591)	(475)

Net increase	$8,133	$(1,987)	$6,146

(1)	Changes due to both volume and rate have been allocated to volume changes.
(2)	Changes due to mark-to-market gains/losses under ASC 825 have been allocated to volume changes.

Comparison of interest income, interest expense and net interest margin

The Company’s primary source of revenue is interest income. Interest income for the three months ended March 31, 2013 was $83.1 million, an increase of 7.4% when comparing interest income for the three months ended March 31, 2012. This increase was primarily from interest income from loans. Interest income from loans increased by $7.0 million for the three months ended March 31, 2013 compared to the three months ended March 31, 2012. Interest income from investment securities decreased by $1.4 million to $8.2 million for the three month period ended March 31, 2013 compared to $9.6 million for the three months ended March 31, 2012. Other interest income increased slightly by $0.1 million for the comparable three month periods. Despite the increased interest income, average yield on interest earning assets dropped 26 basis points to 4.74% for the three months ended March 31, 2013 compared to 2012, primarily the result of decreased yields on loans of 26 basis points.

Interest expense for the three months ended March 31, 2013 compared to 2012 decreased by $0.5 million to $6.9 million from $7.4 million. This decline was primarily due to decreased average cost of deposits, which declined 14 basis points to 0.32% for the three months ended March 31, 2013 compared to the same period in 2012. Interest paid on borrowings increased to $3.2 million for the three months ended March 31, 2013 compared to $2.6 million for the three months ended March 31, 2012 as the Company extended its fixed rate funding to mitigate future margin contraction.

Net interest income was $76.2 million for the three months ended March 31, 2013 compared to $70.1 million for the first quarter 2012, an increase of $6.1 million, or 8.7%. The increase in net interest income reflects a $962.3 million increase in average earning assets, offset by a $670.7 million increase in average interest bearing liabilities. Net interest margin was 4.36% for the three months ended March 31, 2013 compared to 4.53% for the three months ended March 31, 2012. The decreased net interest margin of 17 basis points was mostly due to a decrease in yields on loans partially offset by a decrease in average cost of funds primarily as a result of downward repricing of deposits.

Provision for Credit Losses

The provision for credit losses in each period is reflected as a charge against earnings in that period. The provision is equal to the amount required to maintain the allowance for credit losses at a level that is adequate to absorb probable credit losses inherent in the loan portfolio. The provision for credit losses decreased by $7.7 million to $5.4 million for the three months ended March 31, 2013, compared with $13.1 million for the three months ended March 31, 2012. The provision decrease for the three month comparable periods was mostly due to decreased provision of $3.2 million on construction and land development loans, $2.1 million on consumer loans, $1.6 million on commercial and industrial loans, and $1.4 million on commercial real estate loans. Provision for credit losses on residential real estate loans increased by $0.6 million for the comparable first quarter 2013 to 2012. The Company has been experiencing a downward trend in net charge-offs and increased credit quality, which released some reserves due to improved quantitative factors. The Company may establish an additional allowance for credit losses for the purchased credit impaired (“PCI”) loans through a charge to provision for loan losses when impairment is determined as a result of lower than expected cash flows. For the three months ended March 31, 2013, the Company held additional allowance for the PCI loans of $0.7 million.

Non-interest Income

The Company earned non-interest income primarily through fees related to services, services provided to loan and deposit customers, bank owned life insurance, investment securities gains, mark to market gains (losses) and other.

The following table presents a summary of non-interest income for the periods presented:

	Three Months Ended March 31,		Increase
	2013	2012	(Decrease)
	(in thousands)
Gain on sales of investment securities, net	$147	$361	$(214)
Unrealized gain (loss) on assets and liabilities measured at fair value, net	(471)	(333)	(138)
Service charges and fees	2,534	2,285	249
Income from bank owned life insurance	1,036	1,123	(87)
Other fee revenue	957	1,000	(43)
Investment advisory fees	—	619	(619)
Operating lease income	195	273	(78)
Amortization of affordable housing investments	(900)	—	(900)
Other	401	556	(155)

Total non-interest income	$3,899	$5,884	$(1,985)

Total non-interest income for the three months ended March 31, 2013 compared to 2012 decreased by $2.0 million, or 33.7%, primarily from increased amortization of affordable housing investments of $0.9 million which the Company did not participate in these investments in the first quarter of 2012 and the decline in investment advisory fees due to the Company’s exit from this business line in the third quarter of 2012.

Non-interest Expense

The following table presents a summary of non-interest expenses for the periods indicated:

	Three Months Ended March 31,		Increase
	2013	2012	(Decrease)
	(in thousands)
Non-interest expense:
Salaries and employee benefits	$26,574	$26,664	$(90)
Occupancy	4,846	4,722	124
Legal, professional and director fees	2,784	1,572	1,212
Insurance	2,370	2,050	320
Data processing	1,865	995	870
Marketing	1,764	1,371	393
Loan and repossessed asset expense	1,596	1,684	(88)
Net loss on sales/valuations of repossessed assets and bank premises, net	519	2,651	(2,132)
Intangible amortization	597	890	(293)
Customer service	643	591	52
Merger/restructure expense	195	—	195
Other	3,176	3,707	(531)

Total non-interest expense	$46,929	$46,897	$32

Total non-interest expense for the three months ended March 31, 2013 compared to the same period in 2012 increased slightly. The most significant changes for the first quarter 2013 compared to 2012 are an increase in legal, professional and directors fees of $1.2 million and an increase in data processing expenses of $0.9 million mostly offset by a decrease in net loss on sales/valuations of repossessed assets and bank premises, net of $2.1 million. The increase in legal, professional and director fees primarily relates to increased directors fees as a result of a first quarter grant that immediately vested. The increase in data processing expenses is mostly related to increased investment in our information technology infrastructure and regulatory compliance. The decline in net loss on sales/valuations of repossessed assets and bank premises is the result of decreased valuation losses on OREO of $1.5 million and net gains from OREO and other assets sales of $0.2 million in the first quarter of 2013 compared to net losses on sales of $0.5 million for the first quarter of 2012.

Discontinued Operations

The Company has discontinued its affinity credit card platform, Partners First, and has presented these activities as discontinued operations. At March 31, 2013 and December 31, 2012, the outstanding credit card loans held for sale were $27.9 million and $31.1 million, respectively.

The following table summarizes the operating results of the discontinued operations for the periods indicated:

	Three Months Ended March 31,
	2013	2012
	(in thousands)
Affinity card revenue	$1,139	$295
Non-interest expenses	(1,074)	(678)

Income (loss) before income taxes	65	(383)
Income tax expense (benefit)	27	(161)

Net income (loss)	$38	$(222)

Business Segment Results

Bank of Nevada reported net income of $10.7 million and $1.0 million for the three months ended March 31, 2013 and 2012, respectively. The $9.7 million increase in net income for the comparable three month periods was primarily due to decreased provision for credit losses of $13.1 million as credit quality has improved, partially offset by increased income tax expense of $5.4 million. Total deposits at Bank of Nevada grew by $37.4 million during the quarter to $2.61 billion at March 31, 2013 compared to $2.57 billion at December 31, 2012. Total loans increased by $118.0 million to $2.30 billion at March 31, 2013 from $2.18 billion at December 31, 2012, mostly due to net affiliate loan sales and participations.

Western Alliance Bank (“WAB”), which consists of Alliance Bank of Arizona operating in Arizona and First Independent Bank operating in Northern Nevada, reported net income of $8.5 million and $9.8 million for the three month periods ended March 31, 2013 and 2012, respectively. The decrease in net income of $1.3 million for the three months ended March 31, 2013 compared to 2012 is mostly due to increased provision for credit losses of $4.6 million partially offset by increased net interest income of $3.6 million. Total loans grew by $78.9 million to $2.12 billion at March 31, 2013 compared to $2.04 billion at December 31, 2012. In addition, total deposits increased by $217 million to $2.44 billion at March 31, 2013 from $2.22 billion at December 31, 2012.

Torrey Pines Bank segment, which excludes discontinued operations, reported net income for the three months ended March 31, 2013 and 2012 of $6.3 million and $5.8 million, respectively. The increase in net income of $0.5 million for the first quarter 2013 compared 2012 was mostly due to increased net interest income after provision for credit losses of $1.0 million and decreased income tax expense of $1.0 million partially offset by increased non-interest expense of $0.9 million and decreased non-interest income of $0.6 million. Total loans at Torrey Pines Bank declined by $78.3 million to $1.43 billion at March 31, 2013 from $1.48 billion at December 31, 2012. Total deposits increased by $19.2 million to $1.70 billion at March 31, 2013 compared to $1.68 billion at December 31, 2012.

The other segment, which includes the holding company, Shine (until October 31, 2012), Western Alliance Equipment Finance, the discontinued operations related to the affinity credit card platform excluding loans held for sale (which are included in TPB), and Las Vegas Sunset Properties, reported a net loss of $4.5 million and $5.3 million for the three months ended March 31, 2013 and 2012, respectively. The decrease in the net loss for the comparable three months is primarily due to increased net interest margin of 1.6 million, decreased non-interest expense of $0.8 million, and increased tax benefit of $0.8 million, partially offset by provision for credit losses of $2.3 million as the other segment now holds loans of $50.9 million at March 31, 2013.

Balance Sheet Analysis

Total assets increased $551.5 million, or 7.2%, to $8.17 billion at March 31, 2013 compared to $7.62 billion at December 31, 2012. The majority of the increase was increased cash and cash equivalents of $351.7 million, primarily interest-bearing deposits in other financial institutions of $233.9 million and increased loans of $146.0 million, or 2.6%, to $5.83 billion and increased investment securities of $65.6 million.

Total liabilities increased $529.8 million, or 7.7%, to $7.39 billion at March 31, 2013 from $6.86 billion at December 31, 2012. Total deposits increased by $279.7 million, or 4.3%, to $6.73 billion at March 31, 2013 from $6.46 billion at December 31, 2012. Non-interest bearing demand deposits were $1.93 billion at March 31, 2013 and at December 31, 2012.

Total stockholders’ equity increased by $21.7 million to $781.3 million at March 31, 2013 from $759.6 million at December 31, 2012.

The following table shows the amounts of loans held for investment by type of loan at the end of each of the periods indicated.

	March 31, 2013	December 31, 2012
	(in thousands)
Commercial real estate—owner occupied	$1,414,257	$1,396,797
Commercial real estate—non-owner occupied	1,538,477	1,505,600
Commercial and industrial	1,809,596	1,659,003
Residential real estate	388,663	407,937
Construction and land development	381,078	394,319
Commercial leases	275,308	288,747
Consumer	26,014	31,836

	5,833,393	5,684,239
Deferred fees and unearned income, net	(5,979)	(6,045)

	5,827,414	5,678,194
Allowance for credit losses	(95,494)	(95,427)

Total	$5,731,920	$5,582,767

Concentrations of Lending Activities

The Company’s lending activities are primarily driven by the customers served in the market areas where the Company has branch offices in the States of Nevada, California and Arizona. The Company monitors concentrations within five broad categories: geography, industry, product, call code, and collateral. The Company grants commercial, construction, real estate and consumer loans to customers through branch offices located in the Company’s primary markets. The Company’s business is concentrated in these areas and the loan portfolio includes significant credit exposure to the commercial real estate market in these areas. As of March 31, 2013 and December 31, 2012, commercial real estate related loans accounted for approximately 57% and 58% of total loans, respectively, and approximately 3% of commercial real estate related loans are secured by undeveloped land. Substantially all of these loans are secured by first liens with an initial loan to value ratio of generally not more than 75%. Approximately 48% of these commercial real estate loans excluding construction and land loans were owner occupied at March 31, 2013 and December 31, 2012, respectively. In addition, approximately 4% of total loans were unsecured as of March 31, 2013 and December 31, 2012, respectively.

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

Total nonaccrual loans and loans past due 90 days or more and still accruing decreased by $10.7 million, or 10.1%, at March 31, 2013 to $95.4 million from $106.1 million at December 31, 2012.

The following table summarizes nonperforming assets:

	March 31, 2013	December 31, 2012
	(in thousands)
Nonaccrual loans	$93,748	$104,716
Loans past due 90 days or more on accrual status	1,640	1,388
Troubled debt restructured loans	94,531	84,609

Total nonperforming loans	189,919	190,713
Foreclosed collateral	77,921	77,247

Total nonperforming assets	$267,840	$267,960

The following table summarizes the loans for which the accrual of interest has been discontinued, loans past due 90 days or more and still accruing interest, restructured loans, and other impaired loans:

	March 31, 2013	December 31, 2012
	(dollars in thousands)
Total nonaccrual loans	$93,748	$104,716
Loans past due 90 days or more on accrual status	1,640	1,388

Total nonperforming loans	95,388	106,104
Troubled debt restructured loans	94,531	84,609
Other impaired loans	7,222	30,866

Total impaired loans	$197,141	$221,579

Other assets acquired through foreclosure, net	$77,921	$77,247
Nonaccrual loans to gross loans	1.60%	1.83%
Loans past due 90 days or more on accrual status to total loans	0.03	0.02
Interest income received on nonaccrual loans	$277	$191
Interest income that would have been recorded under the original terms of nonaccrual loans	$1,241	$5,469

The composite of nonaccrual loans were as follows as of the dates indicated:

	At March 31, 2013			At December 31, 2012
	Nonaccrual Balance	%	Percent of Total Loans	Nonaccrual Balance	%	Percent of Total Loans
	(dollars in thousands)
Construction and land	$6,325	6.75%	0.11%	$11,093	10.59%	0.19%
Residential real estate	21,910	23.37%	0.37%	26,722	25.52%	0.47%
Commercial real estate	59,343	63.30%	1.01%	59,975	57.28%	1.05%
Commercial and industrial	6,170	6.58%	0.11%	6,722	6.42%	0.12%
Consumer	—	0.00%	0.00%	204	0.19%	0.00%

Total nonaccrual loans	$93,748	100.00%	1.60%	$104,716	100.00%	1.83%

As of March 31, 2013 and December 31, 2012, nonaccrual loans totaled $93.7 million and $104.7 million, respectively. Nonaccrual loans by bank at March 31, 2013 were $46.7 million at Bank of Nevada, $22.7 million at Western Alliance Bank and $5.5 million at Torrey Pines Bank, compared to $73.5 million at Bank of Nevada, $23.6 million at Western Alliance Bank and $7.6 million at Torrey Pines Bank at December 31, 2012. Nonaccrual loans held at the parent and Las Vegas Sunset Properties were $18.8 million at March 31, 2013. Nonaccrual loans as a percentage of total gross loans were 1.6% and 1.83% at March 31, 2013 and December 31, 2012, respectively. Nonaccrual loans as a percentage of each bank’s total loans at March 31, 2013 were 2.03% at Bank of Nevada, 1.07% at Western Alliance Bank, and 0.23% at Torrey Pines Bank, compared to 3.37% at Bank of Nevada, 1.16% at Western Alliance Bank and 0.51% at Torrey Pines Bank at December 31, 2012. Total lost interest on nonaccrual loans for the three months ended March 31, 2013 and 2012 was $1.2. million and $1.3 million, respectively. The Company recognized $0.3 million and $25,000 of cash interest on non-accrual loans for the three months ended March 31, 2013 and 2012, respectively.

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

As of March 31, 2013 and December 31, 2012, the aggregate amount of loans classified as impaired was $197.1 million and $198.2 million, respectively, a net decrease of 0.51%. The total specific allowance for loan losses related to these loans was $11.0 million and $12.9 million for March 31, 2013 and December 31, 2012, respectively. As of March 31, 2013 and December 31, 2012, the Company had $94.5 million and $84.6 million, respectively, in loans classified as accruing restructured loans. The net decrease in impaired loans is primarily attributable to decreased construction and land development, residential real estate and consumer impaired loans, by $5.0 million, $4.5 million and $0.2 million, respectively compared to December 31, 2012. Impaired commercial real estate and commercial and industrial loans increased by $7.9 million and $0.7 million, respectively to $118.4 million and $17.2 million, respectively, at March 31, 2013. Impaired loans by bank (excluding purchased credit impaired loans) at March 31, 2013 were $92.4 million at Bank of Nevada, $43.1 million at Western Alliance Bank, and $21.1 million at Torrey Pines Bank compared to $123.4 million at Bank of Nevada, $43.49 million at Western Alliance Bank, and $18.8 million at Torrey Pines Bank at December 31, 2012. Additionally, Western Alliance Bancorporation held $40.5 million of impaired loans at March 31, 2013 compared to $12.7 million at December 31, 2012.

The following table includes the breakdown of total impaired loans and the related specific reserves:

	At March 31, 2013
	Impaired Balance	Percent	Percent of Total Loans	Reserve Balance	Percent	Percent of Total Allowance
	(dollars in thousands)
Construction and land development	$27,532	13.97%	0.47%	$1,152	10.47%	1.21%
Residential real estate	33,373	16.93%	0.57%	4,217	38.32%	4.42%
Commercial real estate	118,443	60.08%	2.02%	3,697	33.60%	3.87%
Commercial and industrial	17,182	8.72%	0.29%	1,938	17.61%	2.03%
Consumer	611	0.31%	0.01%	—	0.00%	0.00%

Total impaired loans	$197,141	100.00%	3.36%	$11,004	100.00%	11.53%

	At December 31, 2012
	Impaired Balance	Percent	Percent of Total Loans	Reserve Balance	Percent	Percent of Total Allowance
	(dollars in thousands)
Construction and land development	$32,492	16.40%	0.57%	$284	2.21%	0.30%
Residential real estate	37,851	19.10%	0.66%	5,448	42.34%	5.71%
Commercial real estate	110,538	55.78%	1.94%	4,417	34.33%	4.63%
Commercial and industrial	16,510	8.33%	0.29%	2,552	19.84%	2.67%
Consumer	764	0.39%	0.01%	165	1.28%	0.17%

Total impaired loans	$198,155	100.00%	3.47%	$12,866	100.00%	13.48%

The following table summarizes the activity in our allowance for credit losses for the periods indicated.

	Three Months Ended
	March 31,
	2013	2012
	(dollars in thousands)
Allowance for credit losses:
Balance at beginning of period	$95,427	$99,170
Provisions charged to operating expenses :
Construction and land development	398	3,559
Commercial real estate	1,864	3,296
Residential real estate	1,282	680
Commercial and industrial	2,654	4,243
Consumer	(759)	1,303

Total Provision	5,439	13,081
Recoveries of loans previously charged-off:
Construction and land development	701	86
Commercial real estate	942	1,703
Residential real estate	569	338
Commercial and industrial	441	777
Consumer	14	42

Total recoveries	2,667	2,946
Loans charged-off:
Construction and land development	614	5,087
Commercial real estate	2,887	4,912
Residential real estate	2,493	1,420
Commercial and industrial	1,770	3,654
Consumer	275	2,002

Total charged-off	8,039	17,075
Net charge-offs	5,372	14,129

Balance at end of period	$95,494	$98,122

Net charge-offs (annualized) to average loans outstanding	0.38%	1.18%
Allowance for credit losses to gross loans	1.63%	1.99%

The following table summarizes the allowance for credit losses by loan type. However, allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories:

	Allowance for Credit Losses at March 31, 2013
	(dollars in thousands)
		% of Total	% of Loans in Each
		Allowance For	Category to Gross
	Amount	Credit Losses	HTM Loans
Construction and land development	$11,039	11.56%	6.53%
Commercial real estate	34,901	36.55%	50.62%
Residential real estate	14,595	15.28%	6.66%
Commercial and industrial	34,185	35.80%	35.74%
Consumer	774	0.81%	0.45%

Total	$95,494	100.00%	100.00%

	Allowance for Credit Losses at December 31, 2012
	(dollars in thousands)
		% of Total	% of Loans in
		Allowance For	Each Category to
	Amount	Credit Losses	Gross Loans
Construction and land development	$10,554	11.06%	6.90%
Commercial real estate	34,982	36.66%	51.10%
Residential real estate	15,237	15.97%	7.20%
Commercial and industrial	32,860	34.43%	34.30%
Consumer	1,794	1.88%	0.50%

Total	$95,427	100.00%	100.00%

The allowance for credit losses as a percentage of total loans decreased to 1.63% at March 31, 2013 from 1.67% at December 31, 2012. The Company’s credit loss reserve at March 31, 2013 increased slightly to $95.5 million from $95.4 million at December 31, 2012. Although the Company has increased the size of its loan portfolio, the total balance of the allowance for credit losses has stayed flat due to improving credit quality.

Potential Problem Loans

The Company classifies loans consistent with federal banking regulations using a nine category grading system. These loan grades are described in further detail in the Company’s Annual Report on Form 10-K for 2012, “Item 1 Business.” The following table presents information regarding potential problem loans, consisting of loans graded watch, substandard doubtful and loss, but still performing:

	At March 31, 2013
	Number	Loan		Percent of
	of Loans	Balance	Percent	Total Loans
	(dollars in thousands)
Construction and land development	9	$30,532	22.39%	0.52%
Commercial real estate	62	73,790	54.11%	1.26%
Residential real estate	27	11,879	8.71%	0.20%
Commercial and industrial	73	19,014	13.94%	0.32%
Consumer	7	1,164	0.85%	0.02%

Total	178	$136,379	100.00%	2.32%

	At December 31, 2012
	Number	Loan		Percent of
	of Loans	Balance	Percent	Total Loans
	(dollars in thousands)
Construction and land development	8	$5,821	4.89%	0.10%
Commercial real estate	70	82,422	69.30%	1.44%
Residential real estate	34	9,749	8.20%	0.17%
Commercial and industrial	79	20,155	16.95%	0.35%
Consumer	6	783	0.66%	0.01%

Total	197	$118,930	100.00%	2.07%

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

The carrying value of investment securities at March 31, 2013 and December 31, 2012 was as follows:

	March 31,	December 31,
	2013	2012
	(in thousands)
U.S. government sponsored agency securities	$18,568	$—
Direct obligations and GSE residential mortgage-backed securities	704,480	668,265
Private label residential mortgage-backed securities	33,500	35,607
Municipal obligations	279,555	265,073
Adjustable-rate preferred stock	77,101	75,555
Mutual funds	33,888	37,961
CRA investments	25,778	25,816
Trust preferred securities	25,200	24,135
Collateralized debt obligations	50	50
Private label commercial mortgage-backed securities	5,657	5,741
Corporate bonds	97,780	97,781

Total investment securities	$1,301,557	$1,235,984

Gross unrealized losses at March 31, 2013 are primarily caused by interest rate fluctuations, credit spread widening and reduced liquidity in applicable markets. The Company has reviewed investment securities on which there is an unrealized loss in accordance with its accounting policy for OTTI described above in Note 5, Investment Securities, and determined there was no OTTI for the three months ended March 31, 2013 and 2012.

The Company does not consider any securities, other than those impaired in prior periods, to be other-than-temporarily impaired as of March 31, 2013 and December 31, 2012. However, without recovery in the near term such that liquidity returns to the applicable markets and spreads return to levels that reflect underlying credit characteristics, additional OTTI may occur in future periods.

Goodwill and Intangibles

Goodwill is created when a company acquires a business. When a business is acquired, the purchased assets and liabilities are recorded at fair value and intangible assets are identified. Excess consideration paid to acquire a business over the fair value of the net assets is recorded as goodwill. The Company’s annual goodwill impairment testing is October 1. The Company determined that there was no triggering event or other factor to indicate an interim test of goodwill impairment was necessary for the first quarter of 2013.

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

Although realization is not assured, the Company believes that the realization of the net deferred tax asset is more likely than not based on expectations as to future taxable income and based on available tax planning strategies as defined in FASB ASC 740, Income Taxes (‘ASC 740”) that could be implemented if necessary to prevent a carryforward from expiring.

The most significant source of these timing differences are the credit loss reserve and net operating loss carryovers, which account for substantially all of the net deferred tax asset.

See Note 8, “Income Taxes” to the Consolidated Financial Statements for further discussion on income taxes.

Deposits

Deposits have been the primary source for funding the Company’s asset growth. At March 31, 2013, total deposits were $6.73 billion, compared to $6.46 billion at December 31, 2012. The deposit growth of $279.7 million or 4.3% was primarily driven by increased money market deposits of $260.3 million and interest-bearing demand deposits of $37.3 million. This growth was partially offset by decreased certificates of deposits of $8.1 million, savings deposits of $7.1 million and non-interest-bearing demand deposits of $2.7 million. In addition, the bank subsidiaries are members of Certificate of Deposit Registry Service (“CDARS”) and Insured Cash Sweep Service (“ICS”). CDARS and ICS provide mechanisms for obtaining FDIC insurance on large deposits. At March 31, 2013, the Company had $402.2 million of CDARS deposits and $192.9 million ICS deposits. At December 31, 2012 the Company had $386.3 million of CDARS deposits and $107.6 million ICS deposits. At March 31, 2013 and December 31, 2012, the Company had $185.7 million and $99.8 million, respectively of wholesale brokered deposits.

The following table provides the average balances and weighted average rates paid on deposits:

	Three Months Ended
	March 31,
	2013		2012
	Average		Average
	Balance/Rate		Balance/Rate
	(dollars in thousands)
Interest checking (NOW)	$608,663	0.20%	$504,261	0.25%
Savings and money market	2,620,874	0.29	2,233,563	0.39
Time	1,449,535	0.42	1,424,291	0.64

Total interest-bearing deposits	4,679,072	0.32	4,162,115	0.46
Noninterest bearing demand deposits	1,855,070	—	1,645,737	—

Total deposits	$6,534,142	0.23%	$5,807,852	0.33%

Other Assets Acquired Through Foreclosure

The following table presents the changes in other assets acquired through foreclosure:

	Three Months Ended
	March 31,
	2013	2012
	(in thousands)
Balance, beginning of period	$77,247	$89,104
Additions	6,930	5,340
Dispositions	(5,240)	(10,745)
Valuation adjustments in the period, net	(1,017)	(2,254)

Balance, end of period	$77,921	$81,445

Other assets acquired through foreclosure consist primarily of properties acquired as a result of, or in-lieu-of, foreclosure. Properties or other assets are classified as other real estate owned and other repossessed property and are reported at the lower of carrying value or fair value, less estimated costs to sell the property. Costs relating to the development or improvement of the assets are capitalized and costs relating to holding the assets are charged to expense. The Company had $77.9 million and $77.2 million, respectively, of such assets at March 31, 2013 and December 31, 2012. At March 31, 2013, the Company held approximately 74 other real estate owned properties compared to 75 at December 31, 2012. When significant adjustments were based on unobservable inputs, such as when a current appraised value is not available or management determines the fair value of the collateral is further impaired below appraised value and there is no observable market price, the resulting fair value measurement has been categorized as a Level 3 measurement.

Junior Subordinated Debt

The Company measures the balance of the junior subordinated debt at fair value, which was $36.7 million at March 31, 2013 and $36.2 million at December 31, 2012. The difference between the aggregate fair value of junior subordinated debt and the aggregate unpaid principal balance of $66.5 million was $29.8 million at March 31, 2013.

Short-Term Borrowed Funds

The Company from time to time utilizes short-term borrowed funds to support short-term liquidity needs generally created by increased loan demand. The majority of these short-term borrowed funds consist of advances from the FHLB and FRB and customer repurchase agreements. The Company’s borrowing capacity at FHLB and FRB is determined based on collateral pledged, generally consisting of securities and loans. In addition, the Company has borrowing capacity from other sources pledged by securities, including securities sold under agreements to repurchase, which are reflected at the amount of cash received in connection with the transaction, and may require additional collateral based on the fair value of the underlying securities. At March 31, 2013, total short-term borrowed funds consisted of customer repurchases of $64.7 million and a $20 million credit line advance. No short-term advances were outstanding from the FHLB or the FRB at March 31, 2013. At December 31, 2012, total short-term borrowed funds consisted of $79.0 million of customer repurchases and $120.0 million of FHLB advances. The decrease in short-term borrowed funds of $114.3 million was the result of increased liquidity from customer deposits and a change in funding duration to longer term to mitigate margin compression.

Long-Term Debt

In 2010, the Company completed a public offering of $75 million in principal Senior Notes due in 2015 bearing interest of 10%. At March 31, 2013 the net principal balance was $73.8 million. In the first quarter of 2013, the Company entered into a long-term fixed rate advance with the FHLB for $200 million at an interest rate of 1.04% due in January 2018.

Securities sold short

During the first quarter 2013, the Company entered into a Treasury short transaction to mitigate the Company’s modest liability sensitive interest rate risk profile. The Company sold short fixed rate Treasury securities and invested the proceeds in a short term repurchase agreement. This action reduced the interest margin approximately five basis points during the quarter, primarily from the increase in earning assets at a very low yield. The balance was $132.6 million at March 31, 2013.

Other liabilities

The increase of $31.2 million to $130.1 million at March 31, 2013 compared to December 31, 2012 was primarily due to asset purchases not yet settled.

Critical Accounting Policies

Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and could potentially result in materially different results under different assumptions and conditions. The critical accounting policies upon which our financial condition and results of operation depend, and which involve the most complex subjective decisions or assessments, are included in the discussion entitled “Critical Accounting Policies” in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012, and all amendments thereto, as filed with the Securities and Exchange Commission. There were no material changes to the critical accounting policies disclosed in the Annual Report on Form 10-K.

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

The ability to have readily available funds sufficient to repay fully maturing liabilities is of primary importance to depositors, creditors and regulators. Our liquidity, represented by cash and amounts due from banks, federal funds sold and non-pledged marketable securities, is a result of our operating, investing and financing activities and related cash flows. In order to ensure funds are available when necessary, on at least a quarterly basis, we project the amount of funds that will be required, and we strive to maintain relationships with a diversified customer base. Liquidity requirements can also be met through short-term borrowings or the disposition of short-term assets. The Company has unsecured borrowing lines at correspondent banks totaling $120.0 million. In addition, loans and securities are pledged to the FHLB providing $1.32 billion in borrowing capacity with outstanding borrowings and letters of credit of $200.0 million and $130.0 million, respectively, leaving $993.3 million in available credit as of March 31, 2013. Loans and securities pledged to the FRB discount window provided $609.3 million in borrowing capacity. As of March 31, 2013, there were no outstanding borrowings from the FRB, thus our available credit totaled $609.3 million.

The Company has a formal liquidity policy, and in the opinion of management, our liquid assets are considered adequate to meet cash flow needs for loan funding and deposit cash withdrawals for the next 90-120 days. At March 31, 2013, there was $903.2 million in liquid assets comprised of $422.3 million in cash and cash equivalents and $480.1 million in unpledged marketable securities. At December 31, 2012, the Company maintained $702.7 million in liquid assets comprised of $205.3 million of cash and cash equivalents and $445.6 million of unpledged marketable securities.

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

On a long-term basis, the Company’s liquidity will be met by changing the relative distribution of our asset portfolios, for example by reducing investment or loan volumes, or selling or encumbering assets. Further, the Company can increase liquidity by soliciting higher levels of deposit accounts through promotional activities and/or borrowing from correspondent banks, the FHLB of San Francisco and the FRB. At March 31, 2013, our long-term liquidity needs primarily relate to funds required to support loan originations and commitments and deposit withdrawals which can be met by cash flows from investment payments and maturities, and investment sales if necessary.

The Company’s liquidity is comprised of three primary classifications: (i) cash flows provided by operating activities; (ii) cash flows used in investing activities; and (iii) cash flows provided by financing activities. Net cash provided by or used in operating activities consists primarily of net income, adjusted for changes in certain other asset and liability accounts and certain non-cash income and expense items, such as the loan loss provision, investment and other amortization and depreciation. For the three months ended March 31, 2013 and 2012, net cash provided by operating activities was $66.7 million and $36.4 million, respectively.

Our primary investing activities are the origination of real estate, commercial and consumer loans and purchase and sale of securities. Our net cash provided by and used in investing activities has been primarily influenced by our loan and securities activities. The net increase in loans for the three months ended March 31, 2013 and 2012 was $155.2 million and $168.6 million, respectively.

Net cash provided by financing activities has been impacted significantly by increased deposit levels. During the three months ended March 31, 2013 and 2012, deposits increased $279.7 million and $240.5 million, respectively.

Fluctuations in core deposit levels may increase our need for liquidity as certificates of deposit mature or are withdrawn before maturity and as non-maturity deposits, such as checking and savings account balances, are withdrawn. Additionally, we are exposed to the risk that customers with large deposit balances will withdraw all or a portion of such deposits, due in part to the FDIC limitations on the amount of insurance coverage provided to depositors. To mitigate the uninsured deposit risk, we have joined the Certificate of Deposit Account Registry Service (CDARS) and Insured Cash Sweep Service (ICS), a program that allows customers to invest up to $50.0 million in certificates of deposit or money market accounts through one participating financial institution, with the entire amount being covered by FDIC insurance. As of March 31, 2013, we had $402.2 million of CDARS and $192.9 million of ICS deposits.

As of March 31, 2013, the Company had $185.7 million of wholesale brokered deposits outstanding. Brokered deposits are generally considered to be deposits that have been received from a third party that is acting on behalf of that party’s customer. Often, a broker will direct a customer’s deposits to the banking institution offering the highest interest rate available. Federal banking law and regulation places restrictions on depository institutions regarding brokered deposits because of the general concern that these deposits are at a greater risk of being withdrawn and placed on deposit at another institution offering a higher interest rate, thus posing liquidity risk for institutions that gather brokered deposits in significant amounts. The Company does not anticipate using brokered deposits as a significant liquidity source in the near future.

Federal and state banking regulations place certain restrictions on dividends paid by the Banks to Western Alliance. The total amount of dividends which may be paid at any date is generally limited to the retained earnings of each Bank. Dividends paid by the Banks to the Company would be prohibited if the effect thereof would cause the respective Bank’s capital to be reduced below applicable minimum capital requirements. In addition, the memorandum of understanding at Bank of Nevada presently requires prior regulatory approval of the payments of dividends to Western Alliance. Western Alliance Bank, Torrey Pines Bank, and Las Vegas Sunset Properties have paid dividends in the amount of $3.5 million, $3.0 million, and $4.5 million, respectively, in the first quarter 2013 to Western Alliance Bancorporation.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Banks to maintain minimum amounts and ratios of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I leverage (as defined) to average assets (as defined). As of March 31, 2013 and December 31, 2012, the Company and the Banks met all capital adequacy requirements to which they are subject.

As of March 31, 2013 and December 31, 2012, the Company and each of its subsidiaries met the minimum capital ratio requirements necessary to be classified as well-capitalized, as defined by the banking agencies. To be categorized as well-capitalized, the Banks must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the table below. In addition, the Memorandum of Understanding to which Bank of Nevada is subject requires it to maintain a higher Tier 1 leverage ratio than otherwise required to be considered well-capitalized. At March 31, 2013 and December 31, 2012, the capital levels at Bank of Nevada exceeded this elevated requirement.

Federal banking regulators have proposed revisions to the bank capital requirement standards known as Basel III. Basel III strengthens bank capital requirements and introduces new regulatory requirements on bank liquidity and bank leverage. Based on the Company’s assessment of these proposed regulations, as of March 31, 2013 and December 31, 2012, the Company and each of its subsidiaries met the requirements necessary to be classified as well-capitalized under the proposed regulation.

The actual capital amounts and ratios for the Company are presented in the following table:

			Adequately-		Minimum For
			Capitalized		Well-Capitalized
	Actual		Requirements		Requirements
As of March 31, 2013	Amount Ratio		Amount	Ratio	Amount	Ratio
	(dollars in thousands)
Total Capital (to Risk Weighted Assets)	882,811	12.6%	560,919	8.0%	701,149	10.0%
Tier I Capital (to Risk Weighted Assets)	792,072	11.3	280,460	4.0	420,689	6.0
Leverage ratio (to Average Assets)	792,072	10.1	314,463	4.0	393,079	5.0

			Adequately-		Minimum For
			Capitalized		Well-Capitalized
	Actual		Requirements		Requirements
As of December 31, 2012	Amount Ratio		Amount	Ratio	Amount	Ratio
	(dollars in thousands)
Total Capital (to Risk Weighted Assets)	856,199	12.6%	543,618	8.0%	679,523	10.0%
Tier I Capital (to Risk Weighted Assets)	768,687	11.3	272,102	4.0	408,152	6.0
Leverage ratio (to Average Assets)	768,687	10.1	304,430	4.0	380,538	5.0

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

Net Interest Income Simulation. In order to measure interest rate risk at March 31, 2013, we used a simulation model to project changes in net interest income that result from forecasted changes in interest rates. This analysis calculates the difference between net interest income forecasted using an immediate increase and decrease in interest rates and a net interest income forecast using a flat market interest rate environment derived from spot yield curves typically used to price our assets and liabilities. The income simulation model includes various assumptions regarding the re-pricing relationships for each of our products. Many of our assets are floating rate loans, which are assumed to re-price immediately, and proportional to the change in market rates, depending on their contracted index. Some loans and investments include the opportunity of prepayment (embedded options), and accordingly the simulation model uses estimated market speeds to derive prepayments and reinvests proceeds at modeled yields. Our non-term deposit products re-price more slowly, usually changing less than the change in market rates and at our discretion.

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

This simulation model assesses the changes in net interest income that would occur in response to an instantaneous and sustained increase or decrease (shock) in market interest rates. At March 31, 2013, our net interest margin exposure for the next twelve months related to these hypothetical changes in market interest rates was within our current guidelines.

Sensitivity of Net Interest Income

	Interest Rate Scenario (change in basis points from Base)
(in 000’s)	Down 100	Base	UP 100	UP 200	Up 300	Up 400
Interest Income	$329,792	$331,884	$352,551	$378,105	$405,326	$433,084
Interest Expense	$27,284	$27,284	$45,765	$64,250	$82,735	$101,225
Net Interest Income	$302,508	$304,600	$306,786	$313,855	$322,591	$331,859
% Change	-0.7%		0.7%	3.0%	5.9%	8.9%

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

At March 31, 2013, our economic value of equity exposure related to these hypothetical changes in market interest rates was within the current guidelines established by us. The following table shows our projected change in economic value of equity for this set of rate shocks at March 31, 2013.

Economic Value of Equity

	Interest Rate Scenario (change in basis points from Base)
Present Value (000’s)	Down 100	Base	UP 100	UP 200	Up 300	Up 400
Assets	$8,254,136	$8,189,977	$8,024,750	$7,853,982	$7,687,047	$7,533,541
Liabilities	$7,317,611	$7,302,138	$7,125,257	$6,961,483	$6,798,941	$6,636,673
Net Present Value	$936,525	$887,839	$899,493	$892,499	$888,106	$896,868
% Change	5.5%		1.3%	0.5%	0.0%	1.0%

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

Derivative Contracts. In the normal course of business, the Company uses derivative instruments to meet the needs of its customers and manage exposure to fluctuations in interest rates. The following table summarizes the aggregate notional amounts, market values and terms of the Company’s derivative positions with derivative market makers as of March 31, 2013.

Outstanding Derivatives Positions
		Weighted Average
Notional	Net Value	Term (in yrs)
9,253,459	(691,326)	2.7

The following table summarizes the aggregate notional amounts, market values and terms of the Company’s derivative positions with derivative market makers as of December 31, 2012:

Outstanding Derivatives Positions
		Weighted Average
Notional	Net Value	Term (in yrs)
9,361,464	(777,703)	2.9

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

Changes in Internal Control over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2013, which have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

There have not been any material changes to the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

2.1	Agreement and Plan of Merger, dated as of January 18, 2013, by and among Western Alliance Bank, Land America Financial Group, Inc., Orange County Bancorp, and Centennial Bank (incorporated by reference to Exhibit 2.1 to Western Alliance Bancorporation’s Form 8-K filed with the Securities and Exchange Commission on January 22, 2013).

31.1	*CEO Certification Pursuant to Rule 13a-14(a)/15d-14(a).

31.2	*CFO Certification Pursuant to Rule 13a-14(a)/15d-14(a).

32	**CEO and CFO Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes – Oxley Act of 2002.

* Filed herewith.
** Furnished herewith

101.	INS XBRL Instance Document

The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31,2013, formatted in Extensible Business Reporting Language (XBRL), include: (i) Consolidated Balance Sheets at March 31, 2013 and December 31, 2012 (ii) Consolidated Income Statements and Comprehensive Income for the three months ended March 31, 2013 and 2012, (iii) Consolidated Statement of Stockholders’ Equity at March 31, 2013, (iv) Consolidated Statements of Cash Flows for the three months ended March 31, 2013 and 2012, and (v) Notes to (Unaudited) Condensed Consolidated Financial Statements****.

****Furnished herewith. Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WESTERN ALLIANCE BANCORPORATION

Date: May 3, 2013	By: /s/ Robert Sarver
Robert Sarver
Chief Executive Officer

Date: May 3, 2013	By: /s/ Dale Gibbons
Dale Gibbons
Executive Vice President and
Chief Financial Officer

Date: May 3, 2013	By: /s/ J. Kelly Ardrey
J. Kelly Ardrey Jr.
Senior Vice President and
Chief Accounting Officer