Form 10-Q
period 2013-06-30
WESTERN ALLIANCE BANCORPORATION
filed 2013-08-09
CIK 1212545

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2013

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                      to

Commission File Number: 001-32550

WESTERN ALLIANCE BANCORPORATION

(Exact name of registrant as specified in its charter)

Nevada	88-0365922
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer I.D. No.)

One E. Washington Street, Phoenix, AZ	85004
(Address of principal executive offices)	(Zip Code)

(602) 389-3500
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒

Common stock issued and outstanding: 87,082,783 shares as of July 31, 2013.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

WESTERN ALLIANCE BANCORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2013	2012
	(unaudited)
	(in thousands, except share amounts)
Assets:
Cash and due from banks	$126,932	$141,789
Securities purchased under agreement to resell	134,046	—
Interest-bearing deposits in other financial institutions	116,430	62,836
Federal funds sold	5,545	—

Cash and cash equivalents	382,953	204,625
Money market investments	2,301	664
Investment securities—measured at fair value	3,987	5,061
Investment securities—available-for-sale, at fair value; amortized cost of $1,001,926 at June 30, 2013 and $926,050 at December 31, 2012	985,837	939,590
Investment securities—held-to-maturity, at amortized cost; fair value of $284,370 at June 30, 2013 and $292,819 at December 31, 2012	289,850	291,333
Investments in restricted stock, at cost	31,164	30,936
Loans:
Held for sale	27,645	31,124
Held for investment, net of deferred fees	6,383,874	5,678,194
Less: allowance for credit losses	96,323	95,427

Total loans	6,287,551	5,582,767
Premises and equipment, net	106,097	107,910
Other assets acquired through foreclosure, net	76,499	77,247
Bank owned life insurance	140,408	138,336
Goodwill	23,224	23,224
Other intangible assets, net	5,344	6,539
Deferred tax assets, net	82,627	51,757
Prepaid expenses	3,451	12,029
Other assets	144,746	119,495

Total assets	$8,593,684	$7,622,637

Liabilities:
Deposits:
Non-interest-bearing demand	$1,919,566	$1,933,169
Interest-bearing	5,081,720	4,522,008

Total deposits	7,001,286	6,455,177
Customer repurchase agreements	51,866	79,034
Securities sold short	129,499	—
Other borrowings	418,607	193,717
Junior subordinated debt, at fair value	39,925	36,218
Other liabilities	152,976	98,875

Total liabilities	7,794,159	6,863,021

Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock—par value $0.0001 and liquidation value per share of $1,000; 20,000,000 authorized; 141,000 issued and outstanding at June 30, 2013 and December 31, 2012	141,000	141,000
Common stock—par value $0.0001; 200,000,000 authorized; 86,997,311 shares issued and outstanding at June 30, 2013 and 86,465,050 at December 31, 2012	9	9
Additional paid in capital	789,462	784,852
Accumulated deficit	(120,196)	(174,471)
Accumulated other comprehensive (loss) income	(10,750)	8,226

Total stockholders’ equity	799,525	759,616

Total liabilities and stockholders’ equity	$8,593,684	$7,622,637

See accompanying Notes to the unaudited Consolidated Financial Statements.

WESTERN ALLIANCE BANCORPORATION AND SUBSIDIARIES

CONSOLIDATED INCOME STATEMENTS (unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
	(in thousands, except per share amounts)
Interest income:
Loans, including fees	$81,093	$68,342	$155,818	$136,102
Investment securities—taxable	3,616	5,815	7,448	12,227
Investment securities—non-taxable	3,227	2,528	6,356	4,768
Dividends—taxable	294	314	653	594
Dividends—non-taxable	685	732	1,523	1,385
Other	370	115	595	207

Total interest income	89,285	77,846	172,393	155,283

Interest expense:
Deposits	3,929	4,168	7,661	8,930
Customer repurchase agreements	22	58	57	122
Other borrowings	2,727	2,328	5,399	4,398
Junior subordinated debt	455	487	921	971

Total interest expense	7,133	7,041	14,038	14,421

Net interest income	82,152	70,805	158,355	140,862
Provision for credit losses	3,481	13,330	8,920	26,411

Net interest income after provision for credit losses	78,671	57,475	149,435	114,451

Non-interest income:
Service charges and fees	2,449	2,317	4,983	4,602
Income from bank owned life insurance	1,036	1,120	2,072	2,243
Amortization of affordable housing investments	(900)	(59)	(1,800)	(59)
(Loss) Gain on sales of securities, net	(5)	1,110	143	1,471
Mark to market (losses) gains, net	(3,290)	564	(3,761)	232
Other fee revenue	—	870	—	1,870
Bargain purchase gain from acquisition	10,044	—	10,044	—
Other	1,528	1,475	3,080	2,922

Total non-interest income	10,862	7,397	14,761	13,281

Non-interest expense:
Salaries and employee benefits	28,100	25,995	54,675	52,659
Occupancy expense, net	4,753	4,669	9,599	9,391
Legal, professional and directors’ fees	2,228	2,517	5,012	4,089
Data processing	2,175	1,293	4,040	2,288
Insurance	2,096	2,152	4,466	4,202
Marketing	1,607	1,459	3,372	2,830
Loan and repossessed asset expenses	721	1,653	2,317	3,337
Customer service	717	682	1,360	1,274
Net (gain) loss on sales / valuations of repossessed assets and bank premises, net	(1,124)	901	(605)	3,552
Intangible amortization	597	890	1,194	1,779
Merger / restructure expenses	2,620	—	2,815	—
Other	4,041	3,220	7,215	6,927

Total non-interest expense	48,531	45,431	95,460	92,328

Income from continuing operations before provision for income taxes	41,002	19,441	68,736	35,404
Income tax expense	6,817	5,259	13,625	9,700

Income from continuing operations	34,185	14,182	55,111	25,704
Loss from discontinued operations, net of tax benefit	(169)	(221)	(131)	(443)

Net income	34,016	13,961	54,980	25,261
Dividends on preferred stock	353	1,325	705	3,088

Net income available to common shareholders	$33,663	$12,636	$54,275	$22,173

WESTERN ALLIANCE BANCORPORATION AND SUBSIDIARIES

CONSOLIDATED INCOME STATEMENTS (unaudited)

(continued)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
	(in thousands, except per share amounts)
Earnings per share from continuing operations:
Basic	$0.39	$0.16	$0.64	$0.28
Diluted	$0.39	$0.16	$0.63	$0.28
Loss per share from discontinued operations:
Basic	$(0.00)	$(0.00)	$(0.00)	$(0.01)
Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.01)
Earnings per share applicable to common shareholders:
Basic	$0.39	$0.15	$0.63	$0.27
Diluted	$0.39	$0.15	$0.63	$0.27
Weighted average number of common shares outstanding:
Basic	85,659	81,590	85,493	81,475
Diluted	86,524	81,955	86,254	82,091
Dividends declared per common share	$—	$—	$—	$—

See accompanying Notes to the unaudited Consolidated Financial Statements.

WESTERN ALLIANCE BANCORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME (unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
	(in thousands)
Net income	$34,016	$13,961	$54,980	$25,261

Other comprehensive (loss) income, net:
Unrealized (loss) gain on securities available-for-sale (AFS), net (tax effect of $10,898, $(2,493), $11,439, $(6,249) for each respective period presented)	(18,005)	4,119	(18,900)	10,325
Unrealized gain on cash flow hedge, net (tax effect of $(28), $(4), $(8), $(4) for each respective period presented)	47	8	13	8
Realized gain on cash flow hedge, net (tax effect of $314 for the respective period presented)	—	—	—	(519)
Realized loss (gain) on sale of securities AFS included in income, net (tax effect of $(2), $405, $54, $541 for each respective period presented)	3	(705)	(89)	(930)

Net other comprehensive (loss) income	(17,955)	3,422	(18,976)	8,884

Comprehensive income	$16,061	$17,383	$36,004	$34,145

See accompanying Notes to the unaudited Consolidated Financial Statements.

WESTERN ALLIANCE BANCORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (unaudited)

	Preferred Stock		Common Stock		Additional Paid In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
	(in thousands)
Balance, December 31, 2012:	141	$141,000	86,465	$9	$784,852	$8,226	$(174,471)	$759,616
Net income	—	—	—	—	—	—	54,980	54,980
Exercise of stock options	—	—	231	—	1,819	—	—	1,819
Stock-based compensation	—	—	93	—	1,289	—	—	1,289
Restricted stock grants, net	—	—	208	—	1,502	—	—	1,502
Dividends on preferred stock	—	—	—	—	—	—	(705)	(705)
Other comprehensive loss, net	—	—	—	—	—	(18,976)	—	(18,976)

Balance, June 30, 2013	141	$141,000	86,997	$9	$789,462	$(10,750)	$(120,196)	$799,525

See accompanying Notes to the unaudited Consolidated Financial Statements.

WESTERN ALLIANCE BANCORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Six Months Ended June 30,
	2013	2012
	(in thousands)
Cash flows from operating activities:
Net income	$54,980	$25,261
Adjustments to reconcile net income to cash provided by operating activities:
Provision for credit losses	8,920	26,411
Depreciation and amortization	4,429	4,936
Stock-based compensation	2,791	3,827
Deferred income taxes and income taxes receivable	(20,690)	8,781
Net amortization of discounts and premiums for investment securities	5,174	5,371
Accretion and amortization of fair market value adjustments due to acquisitions	(6,818)	—
(Gains) / Losses on:
Sales of securities, AFS	(143)	(1,471)
Acquisition of Centennial Bank	(10,044)	—
Derivatives	(9)	99
Other assets acquired through foreclosure, net	(2,096)	294
Valuation adjustments of other repossessed assets, net	1,582	3,279
Sale of premises and equipment, net	(91)	(21)
Changes in, net of acquisitions:
Other assets	21,853	8,097
Other liabilities	22,918	(898)
Fair value of assets and liabilities measured at fair value	3,761	(232)

Net cash provided by operating activities	86,517	83,734

Cash flows from investing activities:
Securities measured at fair value
Principal pay downs and maturities	1,006	557
Securities available-for-sale
Proceeds from sales	14,054	120,922
Principal pay downs and maturities	113,056	225,833
Purchases	(180,292)	(251,072)
Securities held-to-maturity
Proceeds from maturities of securities	—	3
Purchases of securities	—	(3)
Purchase of investment tax credits	(11,742)	(3,883)
Investment in money market	(1,637)	3,713
Liquidation of restricted stock	(228)	(705)
Loan fundings and principal collections, net	(336,717)	(425,024)
Proceeds from loan sales	—	3,445
Sale and purchase of premises and equipment, net	(1,128)	(4,485)
Proceeds from sale of other real estate owned and repossessed assets, net	18,156	17,253
Cash and cash equivalents acquired in acquisition, net	21,204	—

Net cash used in investing activities	(364,268)	(313,446)

WESTERN ALLIANCE BANCORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(continued)

	Six Months Ended June 30,
	2013	2012
	(in thousands)
Cash flows from financing activities:
Net increase in deposits	207,632	342,936
Net decrease in customer repurchases	(27,168)	—
Proceeds from repurchase securities	129,499	—
Net increase / (decrease) in borrowings	145,000	(86,762)
Proceeds from exercise of common stock options	1,819	552
Cash dividends paid on preferred stock	(705)	(3,088)

Net cash provided by financing activities	456,077	253,638

Net increase in cash and cash equivalents	178,326	23,926
Cash and cash equivalents at beginning of year	204,625	154,995

Cash and cash equivalents at end of period	$382,951	$178,921

Supplemental disclosure:
Cash paid during the period for:
Interest	$9,497	$14,801
Income taxes	11,575	1,290
Non-cash investing and financing activity:
Transfers to other assets acquired through foreclosure, net	11,273	8,715
Unfunded commitments to purchase investment tax credits	12,448	28,617
Non-cash assets acquired in Centennial merger transaction	410,827	—
Liabilities assumed in Centennial merger transaction	421,987	—
Change in unrealized holding (loss) / gain on AFS securities, net of tax	(18,990)	9,395
Change in unrealized holding gain on cash flow hedge, net of tax	13	(511)

See accompanying Notes to the unaudited Consolidated Financial Statements.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of operations

Western Alliance Bancorporation (“WAL” or “the Company”), incorporated under the laws of the state of Nevada, is a bank holding company providing full service banking and related services to locally owned businesses, professional firms, real estate developers and investors, local non-profit organizations, high net worth individuals and other consumers through its three wholly owned subsidiary banks: Bank of Nevada (“BON”), operating in Southern Nevada; Western Alliance Bank (“WAB”), operating in Arizona and Northern Nevada; and Torrey Pines Bank (“TPB”), operating in California. In addition, there are two non-bank subsidiaries, Western Alliance Equipment Finance (“WAEF”), which offers equipment finance services nationwide, and Las Vegas Sunset Properties (“LVSP”), which holds certain non-performing assets. These entities are collectively referred to herein as the Company.

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

Use of estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant changes in the near term relate to the determination of the allowance for credit losses; fair value determinations related to acquisitions, including loans acquired with deteriorated credit quality; fair value of other real estate owned; determination of the valuation allowance related to deferred tax assets; impairment of goodwill and other intangible assets and other than temporary impairment on securities. Although the Company’s management (“Management”) believes these estimates to be reasonably accurate, actual amounts may differ. In the opinion of Management, all adjustments considered necessary have been reflected in the Consolidated Financial Statements.

Principles of consolidation

WAL has eleven wholly owned subsidiaries: BON, WAB, TPB, which are all banking subsidiaries; WAEF, which provides equipment finance services; LVSP, which holds certain non-performing assets; and six unconsolidated subsidiaries used as business trusts in connection with the issuance of trust-preferred securities. In addition, until October 31, 2012, WAL maintained an 80% interest in Shine Investment Advisory Services Inc. (“Shine”), a registered investment advisor. WAL divested its formerly owned 80% interest in Shine as of October 31, 2012. On April 30, 2013, the Company completed its acquisition of Centennial Bank (“Centennial”) and merged Centennial into WAB effective as of the acquisition date. The assets and liabilities of Centennial are included in the Company’s financials as of April 30, 2013. See Note 2, “Acquisitions and Dispositions” for further discussion.

BON has three wholly owned subsidiaries: BW Real Estate, Inc., which operates as a real estate investment trust and holds certain of BON’s real estate loans and related securities; BON Investments, Inc., which holds certain investment securities, municipal loans and commercial leases; and BW Nevada Holdings, LLC, which owns the Company’s 2700 West Sahara Avenue, Las Vegas, Nevada location.

WAB has one wholly owned subsidiary, WAB Investments, Inc., which holds certain investment securities, municipal loans and commercial leases, and TPB has one wholly owned subsidiary, TPB Investments, Inc., which holds certain investment securities and commercial leases.

The Company does not have any other significant entities that should be considered for consolidation. All significant intercompany balances and transactions have been eliminated in consolidation.

Reclassifications

Certain amounts in the Consolidated Financial Statements as of December 31, 2012 and for the three and six months ended June 30, 2013 have been reclassified to conform to the current presentation. The reclassifications have no effect on net income or stockholders’ equity as previously reported.

Interim financial information

The accompanying unaudited Consolidated Financial Statements as of June 30, 2013 and 2012 have been prepared in condensed format and, therefore, do not include all of the information and footnotes required by GAAP for complete financial statements. These statements have been prepared on a basis that is substantially consistent with the accounting principles applied to the Company’s Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

The information furnished in these interim statements reflects all adjustments which are, in the opinion of Management, necessary for a fair statement of the results for each respective period presented. Such adjustments are of a normal, recurring nature. The results of operations in the interim statements are not necessarily indicative of the results that may be expected for any other quarter or for the full year. The interim financial information should be read in conjunction with the Company’s audited Consolidated Financial Statements.

Business Combinations

Acquisitions are accounted for in accordance with FASB ASC 805, Business Combinations (“ASC 805”), which requires that all identified assets acquired and liabilities assumed are recorded at their estimated fair value as of the acquisition date. Any excess of the purchase price over amounts allocated to assets acquired, including identifiable intangible assets, and liabilities assumed is recorded as goodwill. Where amounts allocated to assets acquired and liabilities assumed is greater than the purchase price, a bargain purchase gain is recognized. Acquisition-related costs are expensed as incurred.

Fair values are determined in accordance with FASB ASC 820, Fair Value Measurements and Disclosures (“ASC 820”). In many cases, the determination of these fair values required Management to make estimates about discount rates, future expected cash flows, market conditions and other future events that are highly subjective in nature and subject to change. Determining the fair value of the assets and liabilities, especially the loan portfolio and other real estate owned (“OREO”), is a complex process involving significant judgment regarding the methods and assumptions used to calculate estimated fair values. The fair value of loans acquired is estimated based on discounted cash flows, which take into consideration current portfolio interest rates and repricing characteristics as well as assumptions related to prepayment speeds. Loans acquired with credit deterioration are considered to be impaired and are accounted for in accordance with GAAP (see the policy note, “Loans Acquired with Deteriorated Credit Quality,” on page 12 for further discussion).

Investment securities

Investment securities may be classified as held-to-maturity (“HTM”), available-for-sale (“AFS”) or trading. The appropriate classification is initially decided at the time of purchase. Securities classified as HTM are those debt securities that the Company has both the intent and ability to hold to maturity regardless of changes in market conditions, liquidity needs or general economic conditions. These securities are carried at amortized cost. The sale of a security within three months of its maturity date or after the majority of the principal outstanding has been collected is considered a maturity for purposes of classification and disclosure.

Securities classified as AFS or trading are reported as an asset on the Consolidated Balance Sheets at their estimated fair value. As the fair value of AFS securities changes, the changes are reported net of income tax as an element of other comprehensive income (“OCI”), except for impaired securities. When AFS securities are sold, the unrealized gain or loss is reclassified from OCI to non-interest income. The changes in the fair values of trading securities are reported in non-interest income. Securities classified as AFS are both equity and debt securities that the Company intends to hold for an indefinite period of time, but not necessarily to maturity. Any decision to sell a security classified as AFS would be based on various factors, including significant movements in interest rates, changes in the maturity mix of the Company’s assets and liabilities, liquidity needs, decline in credit quality, and regulatory capital considerations.

Interest income is recognized based on the coupon rate and increased by accretion of discounts earned or decreased by the amortization of premiums paid over the contractual life of the security using the interest method. For mortgage-backed securities, estimates of prepayments are considered in the constant yield calculations.

In estimating whether there are any other than temporary impairment (“OTTI”) losses, Management considers (1) the length of time and the extent to which the fair value has been less than amortized cost, (2) the financial condition and near term prospects of the issuer, (3) the impact of changes in market interest rates, and (4) the intent and ability of the Company to retain its investment for a period of time sufficient to allow for any anticipated recovery in fair value and it is not more likely than not the Company would be required to sell the security.

Declines in the fair value of individual debt securities classified as AFS that are deemed to be other than temporary are reflected in earnings when identified. The fair value of the debt security then becomes the new cost basis. For individual debt securities where the Company does not intend to sell the security and it is not more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis, the other than temporary decline in fair value of the debt security related to (1) credit loss is recognized in earnings, and (2) market or other factors is recognized in other comprehensive income or loss. Credit loss is recorded if the present value of cash flows is less than amortized cost.

For individual debt securities where the Company intends to sell the security or more likely than not will not recover all of its amortized cost, the OTTI is recognized in earnings equal to the entire difference between the securities cost basis and its fair value at the balance sheet date. For individual debt securities for which a credit loss has been recognized in earnings, interest accruals and amortization and accretion of premiums and discounts are suspended when the credit loss is recognized. Interest received after accruals have been suspended is recognized on a cash basis.

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

The Company’s allowance for credit loss methodology incorporates several quantitative and qualitative risk factors used to establish the appropriate allowance for credit losses at each reporting date. Quantitative factors include the Company’s historical loss experience, delinquency and charge-off trends, collateral values, changes in the level of nonperforming loans and other factors. Qualitative factors include the economic condition of the Company’s operating markets and the state of certain industries. Specific changes in the risk factors are based on actual loss experience, as well as perceived risk of similar groups of loans classified by collateral type, purpose and term. An internal one-year and five-year loss history are also incorporated into the allowance calculation model. Due to the credit concentration of the Company’s loan portfolio in real estate secured loans, the value of collateral is heavily dependent on real estate values in Nevada, Arizona and California, which have declined substantially from their peak. While Management uses the best information available to make its evaluation, future adjustments to the allowance may be necessary if there are significant changes in economic or other conditions. In addition, the Federal Deposit Insurance Corporation (“FDIC”) and state bank regulatory agencies, as an integral part of their examination processes, periodically review the Company’s subsidiary banks’ allowances for credit losses, and may require us to make additions to the allowance based on their judgment about information available to them at the time of their examinations. Management regularly reviews the assumptions and formulas used in determining the allowance and makes adjustments if required to reflect the current risk profile of the portfolio.

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

The general allowance covers all non-impaired loans and is based on historical loss experience adjusted for the various qualitative and quantitative factors listed above. The change in the allowance from one reporting period to the next may not directly correlate to the rate of change of the nonperforming loans for the following reasons:

1. A loan moving from impaired performing to impaired nonperforming does not mandate an increased reserve. The individual account is evaluated for a specific reserve requirement when the loan moves to impaired status, not when it moves to nonperforming status, and is reevaluated at each subsequent reporting period. Because the Company’s nonperforming loans are predominately collateral dependent, reserves are primarily based on collateral value, which is not affected by borrower performance, but rather by market conditions.

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

Loans Acquired with Deteriorated Credit Quality

FASB ASC 310-30, Accounting for Certain Loans or Debt Securities Acquired in a Transfer (“ASC 310-30”), applies to a loan with evidence of deterioration of credit quality since its origination, and for which it is probable, at acquisition, that the investor will be unable to collect all contractually required payments receivable. For these loans, accounted for under ASC 310-30, Management determines the value of the loan portfolio based, in part, on work provided by an appraiser. Factors considered in the valuation are projected cash flows for the loans, type of loan and related collateral, classification status and current discount rates. Loans are grouped together according to similar characteristics and are treated in the aggregate when applying various valuation techniques. Loans are first evaluated individually to determine if there has been credit deterioration since origination. Once acquired loans are determined to have deteriorated credit quality, the Company evaluates such loans for common risk characteristics and aggregation into one or more pools. Common risk characteristics for pooling acquired loans include similar credit risk or risk ratings; similar risk characteristics, including collateral, loan purpose or type of borrower; and similar anticipated risk of default and loss given default. Management also estimates the amount of credit losses that are expected to be realized for the loan portfolio by estimating the probability of default and the loss given default, which is based on the liquidation value of collateral securing loans. These estimates are highly subjective. The accretion of the fair value adjustments attributable to interest rates on loans acquired with deteriorated credit quality is recorded in interest income in the Consolidated Income Statements. The fair value adjustment attributable to credit losses on these loans is non-accretable. When a loan is sold, paid off or transferred to OREO and liquidated, any remaining non-accretable yield is recorded in interest income.

Adjustments to these loan values in future periods may occur based on Management’s expectation of future cash flows to be collected over the lives of the loans. Estimating cash flows is performed at a pool level and incorporates analysis of historical cash flows, delinquencies, and charge-offs as well as assumptions about future cash flows. Performance can vary from period to period, causing changes in estimates of the expected cash flows. If based on the review of a pool of loans, it is probable that a significant increase or improvement in cash flows previously expected to be collected or if actual cash flows are significantly greater than cash flows previously expected, any valuation allowance established for the pool of loans is first reduced for the increase in the present value of cash flows expected to be collected and any remaining increase in estimated cash flows increases the accretable yield and is recognized over the remaining estimated life of the loan pool. If based on the review of a pool of loans, it is probable that a decrease or impairment in cash flows previously expected to be collected or if actual cash flows are less than cash flows previously expected, the allowance for credit losses is increased for the decrease in the present value of the cash flows expected to be collected.

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

Commitments and Letters of Credit

In the ordinary course of business, the Company enters into commitments to extend credit, commercial letters of credit, and standby letters of credit. Such financial instruments are recorded in the Consolidated Financial Statements when they become payable. The credit risk associated with these commitments is evaluated in a manner similar to the allowance for credit losses.

Income taxes

The Company and its subsidiaries, other than BW Real Estate, Inc., file a consolidated federal tax return. Due to tax regulations, several items of income and expense are recognized in different periods for tax return purposes than for financial reporting purposes. These items represent “temporary differences.” Deferred taxes are provided on an asset and liability method, whereby deferred tax assets are recognized for deductible temporary differences and tax credit carry-forwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of Management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effect of changes in tax laws and rates on the date of enactment.

Fair values of financial instruments

The Company uses fair value measurements to record fair value adjustments to certain assets and liabilities. ASC 820, establishes a framework for measuring fair value, establishes a three-level valuation hierarchy for disclosure of fair value measurement and enhances disclosure requirements for fair value measurements. The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. The Company uses various valuation approaches, including market, income and/or cost approaches. ASC 820 establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that observable inputs be used when available. Observable inputs are inputs that market participants would use in pricing the asset or liability developed based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s assumptions about the factors market participants would consider in pricing the asset or liability developed based on the best information available in the circumstances. The hierarchy is broken down into three levels based on the reliability of inputs, as follows:

•	Level 1 — Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.

•

Level 2 — Inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. These might include quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, inputs other than quoted prices that are observable for the asset or liability (such as interest rates, prepayment speeds, volatilities, etc.) or model-based valuation techniques where all significant assumptions are observable, either directly or indirectly, in the market.

•

Level 3 — Valuation is generated from model-based techniques where all significant assumptions are not observable, either directly or indirectly, in the market. These unobservable assumptions reflect the Company’s own estimates of assumptions that market participants would use in pricing the asset or liability. Valuation techniques may include use of matrix pricing, discounted cash flow models and similar techniques.

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

Management uses its best judgment in estimating the fair value of the Company’s financial instruments; however, there are inherent limitations in any estimation technique. Therefore, for substantially all financial instruments, the fair value estimates presented herein are not necessarily indicative of the amounts the Company could have realized in a sales transaction at June 30, 2013 or December 31, 2012. The estimated fair value amounts for June 30, 2013 and December 31, 2012 have been measured as of period-end, and have not been reevaluated or updated for purposes of these Consolidated Financial Statements subsequent to those dates. As such, the estimated fair values of these financial instruments subsequent to the reporting date may be different than the amounts reported at the period-end.

The information beginning on page 37 in Note 11, “Fair Value Accounting,” should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only required for a limited portion of the Company’s assets and liabilities.

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

Investment securities

The fair values of U.S. Treasuries, corporate bonds, mutual funds, and exchange-listed preferred stock are based on quoted market prices and are categorized as Level 1 in the fair value hierarchy.

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

Restricted stock

The Company’s subsidiary banks are members of the Federal Home Loan Bank (“FHLB”) system and maintain an investment in capital stock of the FHLB. The Company’s subsidiary banks also maintain an investment in their primary correspondent bank. These investments are carried at cost since no ready market exists for them, and they have no quoted market value. The Company conducts a periodic review and evaluation of its FHLB stock to determine if any impairment exists. The fair values have been categorized as Level 2 in the fair value hierarchy.

Loans

Fair value for loans is estimated based on discounted cash flows using interest rates currently being offered for loans with similar terms to borrowers with similar credit quality with adjustments that the Company believes a market participant would consider in determining fair value based on a third party independent valuation. As a result, the fair value for loans disclosed in Note 11, “Fair Value Accounting,” is categorized as Level 2 in the fair value hierarchy.

Accrued interest receivable and payable

The carrying amounts reported in the Consolidated Balance Sheets for accrued interest receivable and payable approximate their fair value. Accrued interest receivable and payable fair value measurements are classified as Level 3 in the fair value hierarchy.

Derivative financial instruments

All derivatives are recognized in the Consolidated Balance Sheet at their fair value. The fair value for derivatives is determined based on market prices, broker-dealer quotations on similar products or other related input parameters. As a result, the fair values have been categorized as Level 2 in the fair value hierarchy.

Deposit liabilities

The fair value disclosed for demand and savings deposits is by definition equal to the amount payable on demand at their reporting date (that is, their carrying amount), which the Company believes a market participant would consider in determining fair value. The carrying amount for variable-rate deposit accounts approximates their fair value. Fair values for fixed-rate certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities on these deposits. The fair value measurement of the deposit liabilities disclosed in Note 11, “Fair Value Accounting,” is categorized as Level 2 in the fair value hierarchy.

Federal Home Loan Bank advances and other borrowings

The fair values of the Company’s borrowings are estimated using discounted cash flow analyses, based on the market rates for similar types of borrowing arrangements. The other borrowings have been categorized as Level 3 in the fair value hierarchy. The FHLB advances have been categorized as Level 2 in the fair value hierarchy due to their short durations.

Junior subordinated debt

Junior subordinated debt and subordinated debt are valued by comparing interest rates and spreads to benchmark indices offered to institutions with similar credit profiles to the Company and discounting the contractual cash flows on the Company’s debt using these market rates. The junior subordinated debt has been categorized as Level 3 in the fair value hierarchy.

Off-balance sheet instruments

Fair values for the Company’s off-balance sheet instruments (lending commitments and standby letters of credit) are based on quoted fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing.

Recent accounting pronouncements

In January 2013, the Financial Accounting Standards Board (“FASB”) issued guidance within ASU 2013-01, Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities. The amendments in ASU 2013-01 to Topic 210, Balance Sheet, clarify that the scope of ASU 2011-11, Disclosures about Offsetting Assets and Liabilities, would apply to derivatives including bifurcated embedded derivatives, repurchase agreements and reverse agreements, and securities borrowing and securities lending transactions that are either offset or subject to a master netting arrangement. The amendments are effective for fiscal years beginning on or after January 1, 2013, and interim periods within those annual periods. The adoption of this guidance did not have a material impact on the Company’s Consolidated Income Statement, its Consolidated Balance Sheet, or its Consolidated Cash Flows.

In February 2013, the FASB issued guidance within ASU 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. The amendments in ASU 2013-02 to Topic 220, Comprehensive Income, update, supersede and replace the presentation requirements for reclassifications out of accumulated other comprehensive income in ASUs 2011-05 and 2011-12. The amendments require an entity to provide additional information about reclassifications out of accumulated other comprehensive income. The amendments are effective prospectively for reporting periods beginning after December 15, 2012. The adoption of this guidance did not have a material impact on the Company’s Consolidated Income Statement, its Consolidated Balance Sheet, or its Consolidated Cash Flows and only impacted the presentation of other comprehensive income in the Consolidated Financial Statements.

In February 2013, the FASB issued guidance within ASU 2013-04, Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation is Fixed at the Reporting Date. The amendments in ASU 2013-04 to Topic 405, Liabilities, provide guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of the Update is fixed at the reporting date, except for obligations addressed with existing GAAP. The guidance requires an entity to measure those obligations as the sum of the amount the reporting entity agreed to pay on behalf of its co-obligors. The guidance also requires an entity to disclose the nature and amount of the obligation, as well as other information about those obligations. The amendment is effective retrospectively for reporting periods beginning after December 15, 2013. Early adoption is permitted. The adoption of this guidance is not expected to have a material impact on the Company’s Consolidated Income Statement, its Consolidated Balance Sheet, or its Consolidated Cash Flows.

In July 2013, the FASB issued guidance within ASU 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. The amendments in ASU 2013-11 to Topic 740, Income Taxes, provides guidance on the financial statement presentation of unrecognized tax benefits when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The adoption of this guidance is not expected to have a material impact on the Company’s Consolidated Financial Statements.

2. ACQUISITIONS AND DISPOSITIONS

Acquisitions

On April 30, 2013, the Company completed its acquisition of Centennial Bank (“Centennial”). Under the terms of the merger, the Company paid $57.5 million in cash for all equity interests in Centennial. The Company merged Centennial into WAB effective April 30, 2013, reporting combined assets for the resulting bank of $3.16 billion and deposits of $2.76 billion. The merger was undertaken, in part, because the purchase price of Centennial was at a discount to its tangible book value and was accretive to capital at close of the transaction.

Centennial’s results of operations are included in the Company’s results beginning April 30, 2013. Merger/restructure expenses related to the Centennial acquisition of $2.5 million for the three and six months ended June 30, 2013 have been included in non-interest expense, of which, $1.2 million are acquisition related costs per ASC 805. The acquisition was accounted for under the acquisition method of accounting in accordance with ASC 805. Assets purchased and liabilities assumed were all recorded at their respective acquisition date fair values. A bargain purchase gain of $10.0 million resulted from the acquisition and is included as a component of non-interest income in the Consolidated Income Statement. The amount of gain is equal to the amount by which the fair value of net assets purchased exceeded the consideration paid. Pursuant to the terms of the transaction, $12.7 million in loans receivable were not acquired by the Company.

The recognized amounts of identifiable assets acquired and liabilities assumed are as follows:

(in thousands)
Assets:
Cash and cash equivalents (1)	$70,349
Federal funds sold (1)	8,355
Investment securities	26,014
Loans	351,474
Deferred tax assets	21,666
Premises and equipment	44
Other real estate owned	5,622
Other assets	6,007

Total assets acquired	489,531

Liabilities:
Deposits	338,811
FHLB advances	79,943
Other liabilities	3,233
Total liabilities assumed	$421,987

Net assets acquired	67,544

Consideration paid (1)	57,500

Bargain purchase gain	$10,044

(1)	Cash acquired, net of cash consideration paid of $57.5 million represents the net cash and cash equivalents acquired of $21.2 million as part of the acquisition

The fair values of assets acquired and liabilities assumed are subject to adjustment during the first twelve months after the acquisition date if additional information becomes available to indicate a more accurate or appropriate value for an asset or liability. Accordingly, the estimated fair value of certain net assets are preliminary and subject to measurement period adjustments. Assets that are particularly susceptible to adjustment include certain loans and other real estate owned. However, these adjustments are not expected to be significant. The fair value of net assets acquired includes fair value adjustments to certain receivables that were not considered impaired as of the acquisition date. The fair value adjustments were determined using discounted contractual cash flows. However, the Company believes that all contractual cash flows related to these financial instruments will be collected. As such, these receivables were not considered impaired at the acquisition date and were not subject to the guidance relating to acquired loans which have shown evidence of credit deterioration since origination. Receivables acquired that were not subject to these requirements include non-impaired loans with a fair value and gross contractual amounts receivable of $242.6 million and $370.2 million, respectively, on the date of acquisition. Receivables acquired that have shown evidence of credit deterioration since origination include impaired loans with a fair value and gross contractual amounts receivable of $108.9 million and $253.4 million, respectively, on the date of acquisition and are discussed in Note 4, “Loans, Leases and Allowance for Credit Losses.”

On October 17, 2012, the Company acquired Western Liberty Bancorp (“Western Liberty”), which included two wholly owned subsidiaries, Service 1st Bank of Nevada and Las Vegas Sunset Properties. Service 1st Bank of Nevada was merged into the Company’s wholly owned subsidiary, Bank of Nevada, effective October 19, 2012.

The following table presents pro forma information as if the Centennial and Western Liberty acquisitions had occurred as of January 1, 2012. The pro forma information is not necessarily indicative of the results of operations as they would have been had the transactions been effected on the assumed dates.

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(in thousands, except per share amounts)
Net Interest income (1)	$78,012	$77,688	$157,337	$154,963
Non Interest income (2)	849	7,747	4,843	14,009
Net income (3)	22,033	12,333	43,615	22,463
Earnings per share—basic	$0.26	$0.15	$0.51	$0.28
Earnings per share—diluted	$0.25	$0.15	$0.51	$0.27

(1)	Excludes accretion (or amortization) of fair market value adjustments for loans, deposits and FHLB advances of $5,599 for the three months ended June 30, 2013 and $6,818 for the six months ended June 30, 2013
(2)	Excludes bargain purchase gain of $10,044 related to Centennial
(3)	Excludes merger / restructure related costs incurred by the Company($2,479) and Centennial ($1,000), items 1 & 2 noted above as well as related tax effects

Discontinued Operations

The Company has discontinued its affinity credit card business, PartnersFirst, and has presented these activities as discontinued operations. At June 30, 2013 and December 31, 2012, the outstanding credit card loans held for sale were $27.6 million and $31.1 million, respectively.

The following table summarizes the operating results of the discontinued operations for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(in thousands)
Affinity card revenue	$1,132	$336	$2,271	$631
Non-interest expenses	(1,424)	(717)	(2,498)	(1,395)

Loss before income taxes	(292)	(381)	(227)	(764)
Income tax benefit	(123)	(160)	(96)	(321)

Net loss	$(169)	$(221)	$(131)	$(443)

3. INVESTMENT SECURITIES

Carrying amounts and fair values of investment securities at June 30, 2013 and December 31, 2012 are summarized as follows:

	June 30, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
	(in thousands)
Securities held-to-maturity
Collateralized debt obligations	$50	$570	$—	$620
Corporate bonds (2)	97,779	539	(5,725)	92,593
Municipal obligations (1)	190,421	1,330	(2,194)	189,557
Other	1,600	—	—	1,600

	$289,850	$2,439	$(7,919)	$284,370

	Amortized Cost	OTTI Recognized in Other Comprehensive Income	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
	(in thousands)
Securities available-for-sale
U.S. government sponsored agency securities	$28,694	$—	$—	$(952)	$27,742
Municipal obligations (1)	86,853	—	3	(5,240)	81,616
Adjustable-rate preferred stock	66,125	—	1,433	(1,324)	66,234
Mutual funds (2)	32,422	—	135	(213)	32,344
Direct U.S. obligations and GSE residential mortgage-backed securities (3)	697,705	—	5,526	(6,105)	697,126
Private label residential mortgage-backed securities	29,201	—	—	(1,541)	27,660
Private label commercial mortgage-backed securities	5,316	—	185	—	5,501
Trust preferred securities	32,000	—	—	(7,911)	24,089
CRA investments	23,610	—	13	(98)	23,525

	$1,001,926	$—	$7,295	$(23,384)	$985,837

Securities measured at fair value
Direct U.S. obligations and GSE residential mortgage-backed securities (3)					$3,987

(1)	These consist of revenue obligations.
(2)	These are investment grade corporate bonds.
(3)	These are primarily agency collateralized mortgage obligations.

	December 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
	(in thousands)
Securities held-to-maturity
Collateralized debt obligations	$50	$1,401	$—	$1,451
Corporate bonds (2)	97,781	984	(6,684)	92,081
Municipal obligations (1)	191,902	5,887	(102)	197,687
CRA investments	1,600	—	—	1,600

	$291,333	$8,272	$(6,786)	$292,819

	Amortized Cost	OTTI Recognized in Other Comprehensive Income	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
	(in thousands)
Securities available-for-sale
Municipal obligations (1)	$71,777	$—	$1,578	$(184)	$73,171
Adjustable-rate preferred stock	72,717	—	3,591	(753)	75,555
Mutual funds (2)	36,314	—	1,647	—	37,961
Corporate bonds (2)	—	—	—	—	—
Direct U.S. obligations and GSE residential mortgage-backed securities (3)	648,641	—	14,573	(10)	663,204
Private label residential mortgage-backed securities	35,868	(1,811)	2,067	(517)	35,607
Private label commercial mortgage-backed securities	5,365	—	376	—	5,741
Trust preferred securities	32,000	—	—	(7,865)	24,135
CRA investments	23,368	—	848	—	24,216

	$926,050	$(1,811)	$24,680	$(9,329)	$939,590

Securities measured at fair value
Direct U.S. obligations and GSE residential mortgage-backed securities (3)					$5,061

(1)	These consist of revenue obligations.
(2)	These are investment grade corporate bonds.
(3)	These are primarily agency collateralized mortgage obligations.

During the second quarter 2013, the private label mortgage-backed security with a $1.8 million balance of OTTI recognized in other comprehensive income was sold. Accordingly, there is no OTTI balance recognized in other comprehensive income as of June 30, 2013. For additional information on the fair value changes of the securities measured at fair value, see the trading securities table in Note 11, “Fair Value Accounting.”

The Company conducts an OTTI analysis on a quarterly basis. The initial indication of OTTI for both debt and equity securities is a decline in the market value below the amount recorded for an investment, and the severity and duration of the decline. Another potential indication of OTTI is a downgrade below investment grade. In determining whether an impairment is OTTI, the Company considers the length of time and the extent to which the market value has been below cost, recent events specific to the issuer, including investment downgrades by rating agencies and economic conditions of its industry, and the Company’s ability and intent to hold the investment for a period of time sufficient to allow for any anticipated recovery. For marketable equity securities, the Company also considers the issuer’s financial condition, capital strength, and near-term prospects.

For debt securities and adjustable-rate preferred stock (“ARPS”) that are treated as debt securities for the purpose of OTTI analysis, the Company also considers the cause of the price decline (general level of interest rates and industry- and issuer-specific factors), the issuer’s financial condition, near-term prospects and current ability to make future payments in a timely manner, the issuer’s ability to service debt, and any change in agencies’ ratings at evaluation date from acquisition date and any likely imminent action. For ARPS with a fair value below cost that is not attributable to the credit deterioration of the issuer, such as a decline in cash flows from the security or a downgrade in the security’s rating below investment grade, the Company does not recognize an OTTI charge where it is able to assert that it has the intent and ability to retain its investment for a period of time sufficient to allow for any anticipated recovery in fair value.

Gross unrealized losses at June 30, 2013 and December 31, 2012 are primarily caused by interest rate fluctuations, credit spread widening and reduced liquidity in applicable markets. The Company has reviewed securities on which there is an unrealized loss in accordance with its accounting policy for OTTI described above and determined there were no securities impairment charges needed for the three and six months ended June 30, 2013 and 2012.

The Company does not consider any other securities to be other-than-temporarily impaired as of June 30, 2013 and December 31, 2012. No assurance can be made that additional OTTI will not occur in future periods.

Information pertaining to securities with gross unrealized losses at June 30, 2013 and December 31, 2012, aggregated by investment category and length of time that individual securities have been in a continuous loss position follows:

	June 30, 2013
	Less Than Twelve Months		More Than Twelve Months		Total
	Gross		Gross		Gross
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value	Losses	Value
	(in thousands)
Securities held-to-maturity
Corporate bonds	$—	$—	$5,725	$79,275	$5,725	$79,275
Municipal obligations	2,194	88,397	—	—	2,194	88,397

	$2,194	$88,397	$5,725	$79,275	$7,919	$167,672

Securities available-for-sale
U.S. Government-sponsored agency securities	$952	$17,742	$—	$—	$952	$17,742
Adjustable-rate preferred stock	1,324	36,362	—	—	1,324	36,362
Mutual funds	213	25,871	—	—	213	25,871
Direct U.S obligations and GSE residential mortgage-backed securities	6,095	287,665	10	1,663	6,105	289,328
Municipal obligations	5,240	81,094	—	—	5,240	81,094
Private label residential mortgage-backed securities	1,497	23,836	44	3,824	1,541	27,660
Trust preferred securities	—	—	7,911	24,089	7,911	24,089
Other	98	6,168	—	—	98	6,168

	$15,419	$478,738	$7,965	$29,576	$23,384	$508,314

	December 31, 2012
	Less Than Twelve Months		More Than Twelve Months		Total
	Gross		Gross		Gross
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value	Losses	Value
	(in thousands)
Securities held-to-maturity
Corporate bonds	$206	$14,794	$6,478	$63,522	$6,684	$78,316
Municipal obligations	102	10,908	—	—	102	10,908

	$308	$25,702	$6,478	$63,522	$6,786	$89,224

Securities available-for-sale
Adjustable-rate preferred stock	$110	$7,811	$643	$8,723	$753	$16,534
Direct U.S obligations and GSE residential mortgage-backed securities	2	557	8	1,938	10	2,495
Municipal obligations	184	15,713	—	—	184	15,713
Private label residential mortgage-backed securities	120	16,901	397	6,986	517	23,887
Trust preferred securities	—	—	7,865	24,135	7,865	24,135

	$416	$40,982	$8,913	$41,782	$9,329	$82,764

The total number of securities in an unrealized loss position at June 30, 2013 was 199 compared to 66 at December 31, 2012. In analyzing an issuer’s financial condition, Management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and industry analysis reports. Since material downgrades have not occurred and Management does not intend to sell the debt securities for the foreseeable future, none of the securities described in the above table or in this paragraph were deemed to be other than temporarily impaired.

At June 30, 2013 and December 31, 2012, the net unrealized loss on trust preferred securities classified as AFS was $7.9 million. The Company actively monitors its debt and other structured securities portfolios classified as AFS for declines in fair value. At June 30, 2013, the gross unrealized loss on the corporate bond portfolio classified as HTM was $5.7 million compared to $6.7 million at December 31, 2012. During the prior year, the Federal Reserve announced its intention to keep interest rates at historically low levels into 2015. The yields of most of the bonds in the portfolio are tied to LIBOR, thus, negatively affecting their anticipated returns. Additionally, Moody’s had downgraded certain bonds held in the portfolio during the prior year. However, all of the bonds remain investment grade.

The amortized cost and fair value of securities as of June 30, 2013 and December 31, 2012, by contractual maturities, are shown below. The actual maturities of the mortgage-backed securities may differ from their contractual maturities because the loans underlying the securities may be repaid without any penalties due to borrowers that have the right to call or prepay obligations with or without call or prepayment penalties. Therefore, these securities are listed separately in the maturity summary.

	June 30, 2013		December 31, 2012
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value
	(in thousands)
Securities held-to-maturity
Due in one year or less	$2,522	$2,543	$1,600	$1,600
After one year through five years	12,670	12,791	13,596	13,934
After five years through ten years	120,911	115,652	121,238	116,020
After ten years	153,747	153,384	154,899	161,265

	$289,850	$284,370	$291,333	$292,819

Securities available-for-sale
Due in one year or less	$56,033	$55,869	$65,190	$67,794
After one year through five years	23,323	24,446	24,261	25,906
After five years through ten years	35,095	34,064	8,165	8,000
After ten years	189,772	174,332	179,793	174,686
Mortgage backed securities	697,703	697,126	648,641	663,204

	$1,001,926	$985,837	$926,050	$939,590

The following table summarizes the Company’s investment ratings position as of June 30, 2013:

	As of June 30, 2013
		Split-rated
	AAA	AAA/AA+	AA+ to AA-	A+ to A-	BBB+ to BBB-	BB+ and below	Totals
	(in thousands)
Municipal obligations	$8,043	$—	$130,718	$118,181	$14,824	$271	$272,037
Direct U.S. obligations & GSE residential mortgage-backed securities	—	701,113	—	—	—	—	701,113
Private label residential mortgage- backed securities	12,963	—	192	5,960	4,412	4,133	27,660
Private label commercial mortgage- backed securities	5,501	—	—	—	—	—	5,501
Mutual funds (3)	—	—	—	—	32,344	—	32,344
U.S. Government-sponsored agency securities	—	27,742	—	—	—	—	27,742
Adjustable-rate preferred stock	—	—	—	—	49,448	14,761	64,209
Trust preferred securities	—	—	—	—	24,089	—	24,089
Collateralized debt obligations	—	—	—	—	—	50	50
Corporate bonds	—	—	2,697	40,109	54,973	—	97,779

Total (1) (2)	$26,507	$728,855	$133,607	$164,250	$180,090	$19,215	$1,252,524

(1)	The Company used the average credit rating of the combination of S&P, Moody’s and Fitch in the above table where ratings differed.
(2)	Securities values are shown at carrying value as of June 30, 2013. Unrated securities consist of CRA investments with a carrying value of $23.5 million, ARPS with a carrying value of $2.0 million and an other investment of $1.6 million.
(3)	At least 80% of mutual funds are investment grade corporate bonds.

The following table summarizes the Company’s investment ratings position as of December 31, 2012:

	As of December 31, 2012
		Split-rated
	AAA	AAA/AA+	AA+ to AA-	A+ to A-	BBB+ to BBB-	BB+ and below	Totals
	(in thousands)
Municipal obligations	$8,120	$—	$149,352	$92,401	$14,922	$278	$265,073
Direct U.S. obligations & GSE residential mortgage-backed securities	—	668,265	—	—	—	—	668,265
Private label residential mortgage- backed securities	15,219	—	1,649	6,069	5,249	7,421	35,607
Private label commercial mortgage- backed securities	5,741	—	—	—	—	—	5,741
Mutual funds (3)	—	—	—	—	37,961	—	37,961
Adjustable-rate preferred stock	—	—	826	—	60,807	10,838	72,471
Trust preferred securities	—	—	—	—	24,135	—	24,135
Collateralized debt obligations	—	—	—	—	—	50	50
Corporate bonds	—	—	2,696	40,116	54,969	—	97,781

Total (1) (2)	$29,080	$668,265	$154,523	$138,586	$198,043	$18,587	$1,207,084

(1)	The Company used the average credit rating of the combination of S&P, Moody’s and Fitch in the above table where ratings differed.
(2)	Securities values are shown at carrying value as of December 31, 2012. Unrated securities consist of CRA investments with a carrying value of $24.2 million, one ARPS security with a carrying value of $3.1 million and an other investment of $1.6 million.
(3)	At least 80% of mutual funds are investment grade corporate bonds.

Securities with carrying amounts of approximately $646.6 million and $711.7 million at June 30, 2013 and December 31, 2012, respectively, were pledged for various purposes as required or permitted by law.

The following table presents gross gains and (losses) on sales of investment securities:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
	(in thousands)
Gross gains	$68	$1,157	$268	$1,713
Gross (losses)	(73)	(47)	(125)	(242)

	$(5)	$1,110	$143	$1,471

4. LOANS, LEASES AND ALLOWANCE FOR CREDIT LOSSES

The composition of the Company’s loans held for investment portfolio is as follows:

	June 30,	December 31,
	2013	2012
	(in thousands)
Commercial and industrial	$1,906,293	$1,659,003
Commercial real estate—non-owner occupied	1,839,687	1,505,600
Commercial real estate—owner occupied	1,549,983	1,396,797
Construction and land development	416,745	394,319
Residential real estate	381,687	407,937
Commercial leases	267,770	288,747
Consumer	28,539	31,836
Deferred fees and unearned income, net	(6,830)	(6,045)

	6,383,874	5,678,194
Allowance for credit losses	(96,323)	(95,427)

Total	$6,287,551	$5,582,767

The following table presents the contractual aging of the recorded investment in past due loans by class of loans including loans held for sale and excluding deferred fees:

	June 30, 2013
		30-59 Days	60-89 Days	Over 90 days	Total
	Current	Past Due	Past Due	Past Due	Past Due	Total
	(in thousands)
Commercial real estate
Owner occupied	$1,534,437	$3,156	$1,432	$10,958	$15,546	$1,549,983
Non-owner occupied	1,629,489	2,152	—	2,371	4,523	1,634,012
Multi-family	205,675	—	—	—	—	205,675
Commercial and industrial
Commercial	1,903,746	294	208	2,045	2,547	1,906,293
Leases	267,351	—	—	419	419	267,770
Construction and land development
Construction	230,816	—	—	—	—	230,816
Land	184,223	84	1,345	277	1,706	185,929
Residential real estate	363,919	836	2,704	14,228	17,768	381,687
Consumer	55,023	406	205	550	1,161	56,184

Total loans	$6,374,679	$6,928	$5,894	$30,848	$43,670	$6,418,349

	December 31, 2012
		30-59 Days	60-89 Days	Over 90 days	Total
	Current	Past Due	Past Due	Past Due	Past Due	Total
	(in thousands)
Commercial real estate
Owner occupied	$1,372,550	$13,153	$1,757	$9,337	$24,247	$1,396,797
Non-owner occupied	1,327,481	917	4,416	8,573	13,906	1,341,387
Multi-family	164,213	—	—	—	—	164,213
Commercial and industrial
Commercial	1,654,787	3,109	121	986	4,216	1,659,003
Leases	287,768	515	—	464	979	288,747
Construction and land development
Construction	215,597	—	—	—	—	215,597
Land	171,919	826	571	5,406	6,803	178,722
Residential real estate	387,641	3,525	1,837	14,934	20,296	407,937
Consumer	62,271	524	—	165	689	62,960

Total loans	$5,644,227	$22,569	$8,702	$39,865	$71,136	$5,715,363

The following table presents the recorded investment in nonaccrual loans and loans past due ninety days or more and still accruing interest by class of loans:

	June 30, 2013				December 31, 2012
				Loans past				Loans past
	Non-accrual loans			due 90 days	Non-accrual loans			due 90 days
		Past Due/	Total	or more and		Past Due/	Total	or more and
	Current	Delinquent	Non-accrual	still accruing	Current	Delinquent	Non-accrual	still accruing
	(in thousands)
Commercial real estate
Owner occupied	$10,109	$14,435	$24,544	$152	$14,392	$18,394	$32,786	$1,272
Non-owner occupied	22,515	2,280	24,795	91	18,299	8,572	26,871	—
Multi-family	—	—	—	—	318	—	318	—
Commercial and industrial
Commercial	2,874	2,045	4,919	—	2,549	3,194	5,743	15
Leases	284	419	703	—	—	979	979	—
Construction and land development
Construction	—	—	—	—	—	—	—	—
Land	5,532	1,705	7,237	—	4,375	6,718	11,093	—
Residential real estate	6,020	14,652	20,672	—	11,561	15,161	26,722	101
Consumer	29	—	29	550	39	165	204	—

Total	$47,363	$35,536	$82,899	$793	$51,533	$53,183	$104,716	$1,388

The reduction in interest income associated with loans on nonaccrual status was approximately $1.2 million and $2.5 million for the three and six months ended June 30, 2013, respectively, and $1.5 million and $2.9 million for the three and six months ended June 30, 2012.

The Company utilizes an internal asset classification system as a means of reporting problem and potential problem loans. Under the Company’s risk rating system, the Company classifies problem and potential problem loans as “Special Mention,” “Substandard,” “Doubtful,” and “Loss.” Substandard loans include those characterized by well-defined weaknesses and carry the distinct possibility that the Company will sustain some loss if the deficiencies are not corrected. Loans classified as Doubtful have all the weaknesses inherent in those classified Substandard with the added characteristic that the weaknesses present make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable. The final rating of Loss covers loans considered uncollectible and having such little recoverable value that it is not practical to defer writing off the asset. Loans that do not currently expose the Company to sufficient risk to warrant classification in one of the aforementioned categories, but possess weaknesses that deserve Management’s close attention, are deemed to be Special Mention. Risk ratings are updated, at a minimum, quarterly. The following tables present the recorded investment and delinquency status by class of loans including loans held for sale and excluding deferred fees by risk rating:

	June 30, 2013
	Pass	Special Mention	Substandard	Doubtful	Loss	Total
	(in thousands)
Commercial real estate
Owner occupied	$1,436,646	$53,153	$59,187	$997	$—	$1,549,983
Non-owner occupied	1,481,623	70,665	81,724	—	—	1,634,012
Multi-family	200,860	3,273	1,542	—	—	205,675
Commercial and industrial
Commercial	1,876,899	11,627	16,236	1,531	—	1,906,293
Leases	262,229	4,838	703	—	—	267,770
Construction and land development
Construction	224,900	5,916	—	—	—	230,816
Land	155,046	6,274	24,609	—	—	185,929
Residential real estate	341,297	5,966	34,424	—	—	381,687
Consumer	54,300	771	1,113	—	—	56,184

Total	$6,033,800	$162,483	$219,538	$2,528	$—	$6,418,349

	June 30, 2013
	Pass	Special Mention	Substandard	Doubtful	Loss	Total
	(in thousands)
Current (up to 29 days past due)	$6,032,000	$161,858	$180,111	$710	$—	$6,374,679
Past due 30 – 59 days	1,082	420	5,426	—	—	6,928
Past due 60 – 89 days	610	205	5,079	—	—	5,894
Past due 90 days or more	108	—	28,922	1,818	—	30,848

Total	$6,033,800	$162,483	$219,538	$2,528	$—	$6,418,349

	December 31, 2012
	Pass	Special Mention	Substandard	Doubtful	Loss	Total
	(in thousands)
Commercial real estate
Owner occupied	$1,280,337	$50,552	$65,908	$—	$—	$1,396,797
Non-owner occupied	1,257,011	21,065	63,311	—	—	1,341,387
Multi-family	163,895	—	318	—	—	164,213
Commercial and industrial
Commercial	1,630,166	12,370	15,499	968	—	1,659,003
Leases	282,075	5,693	979	—	—	288,747
Construction and land development
Construction	215,395	202	—	—	—	215,597
Land	141,436	5,641	31,645	—	—	178,722
Residential real estate	365,042	7,559	32,446	2,890	—	407,937
Consumer	61,469	469	1,022	—	—	62,960

Total	$5,396,826	$103,551	$211,128	$3,858	$—	$5,715,363

	December 31, 2012
	Pass	Special Mention	Substandard	Doubtful	Loss	Total
	(in thousands)
Current (up to 29 days past due)	$5,387,543	$100,549	$152,827	$3,308	$—	$5,644,227
Past due 30 – 59 days	4,410	1,310	16,849	—	—	22,569
Past due 60 – 89 days	4,450	1,692	2,560	—	—	8,702
Past due 90 days or more	423	—	38,892	550	—	39,865

Total	$5,396,826	$103,551	$211,128	$3,858	$—	$5,715,363

The table below reflects recorded investment in loans classified as impaired:

	June 30,	December 31,
	2013	2012
	(in thousands)
Impaired loans with a specific valuation allowance under ASC 310	$22,755	$51,538
Impaired loans without a specific valuation allowance under ASC 310	157,966	146,617

Total impaired loans	$180,721	$198,155

Valuation allowance related to impaired loans	$(6,786)	$(12,866)

The following table presents the impaired loans by class:

	June 30,	December 31,
	2013	2012
	(in thousands)
Commercial real estate
Owner occupied	$46,661	$58,074
Non-owner occupied	54,982	52,146
Multi-family	—	318
Commercial and industrial
Commercial	13,647	15,531
Leases	703	979
Construction and land development
Construction	—	—
Land	28,147	32,492
Residential real estate	35,975	37,851
Consumer	606	764

Total	$180,721	$198,155

A valuation allowance is established for an impaired loan when the fair value of the loan is less than the recorded investment. In certain cases, portions of impaired loans are charged-off to realizable value instead of establishing a valuation allowance and, are included, when applicable in the table above as “Impaired loans without specific valuation allowance under ASC 310.” The valuation allowance disclosed above is included in the allowance for credit losses reported in the Consolidated Balance Sheets as of June 30, 2013 and December 31, 2012.

The following table presents average investment in impaired loans by loan class:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
	(in thousands)
Commercial real estate
Owner occupied	$49,916	$57,466	$54,990	$53,210
Non-owner occupied	56,462	55,401	54,724	56,046
Multi-family	125	1,125	177	1,034
Commercial and industrial
Commercial	14,801	27,298	14,945	26,337
Leases	859	892	944	744
Construction and land development
Construction	—	—	—	1,972
Land	28,024	37,813	28,693	38,553
Residential real estate	33,260	34,614	35,150	32,943
Consumer	619	1,044	662	1,487

Total	$184,066	$215,653	$190,285	$212,326

The following table presents interest income on impaired loans by class:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
	(in thousands)		(in thousands)
Commercial real estate
Owner occupied	$336	$441	$756	$855
Non-owner occupied	421	553	825	1,012
Multi-family	—	—	—	—
Commercial and industrial
Commercial	119	259	269	514
Leases	—	—	—	—
Construction and land development
Construction	—	—	—	—
Land	287	344	546	696
Residential real estate	20	63	25	121
Consumer	8	7	16	18

Total	$1,191	$1,667	$2,437	$3,216

The Company is not committed to lend significant additional funds on these impaired loans.

The following table summarizes nonperforming assets:

	June 30,	December 31,
	2013	2012
	(in thousands)
Nonaccrual loans	$82,899	$104,716
Loans past due 90 days or more on accrual status	793	1,388
Troubled debt restructured loans	90,900	84,609

Total nonperforming loans	174,592	190,713
Other assets acquired through foreclosure, net	76,499	77,247

Total nonperforming assets	$251,091	$267,960

Loans Acquired with Deteriorated Credit Quality

The following table presents information regarding the contractually required payments receivable, cash flows expected to be collected and the estimated fair value of loans acquired in the Centennial acquisition, as of April 30, 2013, the closing date of the transaction:

	April 30, 2013
	Commercial	Residential
	Real Estate	Real Estate	Total
	(in thousands)
Contractually required payments :
Loans with credit deterioration since origination	$253,419	$—	$253,419
Purchased non-credit impaired loans	368,040	2,136	370,176

Total loans acquired	$621,459	$2,136	$623,595

Cash flows expected to be collected:
Loans with credit deterioration since origination	$145,346	$—	$145,346
Purchased non-credit impaired loans	304,818	1,352	306,170

Total loans acquired	$450,164	$1,352	$451,516

Fair value of loans acquired:
Loans with credit deterioration since origination	$108,863	$—	$108,863
Purchased non-credit impaired loans	241,541	1,070	242,611

Total loans acquired	$350,404	$1,070	$351,474

Changes in the accretable yield for loans acquired with deteriorated credit quality are as follows:

	June 30, 2013
	Three Months Ended	Six Months Ended
	(in thousands)
Balance, at beginning of period	$4,993	$7,072
Addition due to acquisition	22,318	22,318
Reclassification from nonaccretable difference	1,047	1,047
Accretion to interest income	(2,285)	(4,364)

Balance, at end of period	$26,073	$26,073

The primary drivers of reclassification to accretable yield from nonaccretable difference resulted from changes in estimated cash flows. The additions reflected in the above table relate to the acquisition of Centennial.

Allowance for Credit Losses

The following table summarizes the changes in the allowance for credit losses by portfolio type:

	For the Three Months Ended June 30,
	Construction and	Commercial	Residential	Commercial
	Land Development	Real Estate	Real Estate	and Industrial	Consumer	Total
	(in thousands)
2013
Beginning Balance	$11,039	$34,901	$14,595	$34,185	$774	$95,494
Charge-offs	(238)	(2,391)	(2,010)	(1,065)	(18)	(5,722)
Recoveries	120	633	549	1,757	11	3,070
Provision	(1,307)	1,440	713	2,506	129	3,481

Ending balance	$9,614	$34,583	$13,847	$37,383	$896	$96,323

2012
Beginning Balance	$12,753	$35,118	$18,732	$26,901	$4,618	$98,122
Charge-offs	(3,185)	(5,641)	(2,094)	(4,933)	(770)	(16,623)
Recoveries	217	561	274	1,417	214	2,683
Provision	3,593	6,695	45	2,747	250	13,330

Ending balance	$13,378	$36,733	$16,957	$26,132	$4,312	$97,512

	For the Six Months Ended June 30,
	Construction and	Commercial	Residential	Commercial
	Land Development	Real Estate	Real Estate	and Industrial	Consumer	Total
	(in thousands)
2013
Beginning Balance	$10,554	$34,982	$15,237	$32,860	$1,794	$95,427
Charge-offs	(852)	(5,278)	(4,503)	(2,835)	(293)	(13,761)
Recoveries	821	1,575	1,118	2,198	25	5,737
Provision	(909)	3,304	1,995	5,160	(630)	8,920

Ending balance	$9,614	$34,583	$13,847	$37,383	$896	$96,323

2012
Beginning Balance	$14,195	$35,031	$19,134	$25,535	$5,275	$99,170
Charge-offs	(8,272)	(10,553)	(3,514)	(8,587)	(2,772)	(33,698)
Recoveries	303	2,264	612	2,194	256	5,629
Provision	7,152	9,991	725	6,990	1,553	26,411

Ending balance	$13,378	$36,733	$16,957	$26,132	$4,312	$97,512

The following table presents impairment method information related to loans and allowance for credit losses by loan portfolio segment:

	Commercial Real Estate- Owner Occupied	Commercial Real Estate- Non-Owner Occupied	Commercial and Industrial	Residential Real Estate	Construction and Land Development	Commercial Leases	Consumer	Total Loans
	(in thousands)
Loans Held for Investment as of June 30, 2013:
Recorded Investment:
Impaired loans with an allowance recorded	$4,317	$6,071	$1,478	$8,010	$2,302	$548	$29	$22,755
Impaired loans with no allowance recorded	42,344	48,911	12,169	27,965	25,845	155	577	157,966

Total loans individually evaluated for impairment	46,661	54,982	13,647	35,975	28,147	703	606	180,721
Loans collectively evaluated for impairment	1,470,857	1,688,710	1,890,836	343,551	388,100	267,067	27,933	6,077,054
Loans acquired with deteriorated credit quality	32,465	95,995	1,810	2,161	498	—	—	132,929

Total loans held for investment	$1,549,983	$1,839,687	$1,906,293	$381,687	$416,745	$267,770	$28,539	$6,390,704

Unpaid Principal Balance
Impaired loans with an allowance recorded	$4,864	$6,525	$1,690	$8,074	$2,302	$641	$29	24,125
Impaired loans with no allowance recorded	49,140	51,311	12,807	35,927	26,663	155	590	176,593

Total loans individually evaluated for impairment	54,004	57,836	14,497	44,001	28,965	796	619	200,718
Loans collectively evaluated for impairment	1,470,857	1,688,710	1,890,836	343,551	388,100	267,067	27,933	6,077,054
Loans acquired with deteriorated credit quality	55,171	133,999	2,887	3,772	843	—	—	196,672

Total loans held for investment	$1,580,032	$1,880,545	$1,908,220	$391,324	$417,908	$267,863	$28,552	$6,474,444

Related Allowance for Credit Losses
Impaired loans with an allowance recorded	$776	$476	$849	$3,484	$927	$269	$5	6,786
Impaired loans with no allowance recorded	—	—	—	—	—	—	—	—

Total loans individually evaluated for impairment	776	476	849	3,484	927	269	5	6,786
Loans collectively evaluated for impairment	15,170	16,760	33,347	10,363	8,687	2,918	891	88,136
Loans acquired with deteriorated credit quality	—	1,401	—	—	—	—	—	1,401

Total loans held for investment	$15,946	$18,637	$34,196	$13,847	$9,614	$3,187	$896	$96,323

	Commercial Real Estate- Owner Occupied	Commercial Real Estate- Non-Owner Occupied	Commercial and Industrial	Residential Real Estate	Construction and Land Development	Commercial Leases	Consumer	Total Loans
	(in thousands)
Loans Held for Investment as of December 31, 2012:
Recorded Investment:
Impaired loans with an allowance recorded	$13,615	$15,217	$4,700	$16,482	$844	$515	$165	$51,538
Impaired loans with no allowance recorded	44,459	37,247	10,831	21,369	31,648	464	599	146,617

Total loans individually evaluated for impairment	58,074	52,464	15,531	37,851	32,492	979	764	198,155
Loans collectively evaluated for impairment	1,332,185	1,440,214	1,642,313	368,034	361,074	287,768	31,072	5,462,660
Loans acquired with deteriorated credit quality	6,538	12,922	1,159	2,052	753	—	—	23,424

Total loans held for investment	$1,396,797	$1,505,600	$1,659,003	$407,937	$394,319	$288,747	$31,836	$5,684,239

Unpaid Principal Balance
Impaired loans with an allowance recorded	$13,634	$18,746	$9,877	$17,837	$848	$515	$540	$61,997
Impaired loans with no allowance recorded	54,947	43,208	11,248	27,098	35,669	464	612	173,246

Total loans individually evaluated for impairment	68,581	61,954	21,125	44,935	36,517	979	1,152	235,243
Loans collectively evaluated for impairment	1,332,185	1,440,214	1,642,313	368,034	361,074	287,768	31,072	5,462,660
Loans acquired with deteriorated credit quality	11,893	18,397	3,730	3,811	1,170	—	—	39,001

Total loans held for investment	$1,412,659	$1,520,565	$1,667,168	$416,780	$398,761	$288,747	$32,224	$5,736,904

Related Allowance for Credit Losses
Impaired loans with an allowance recorded	$2,815	$1,602	$2,314	$5,448	$284	$238	$165	$12,866
Impaired loans with no allowance recorded	—	—	—	—	—	—	—	—

Total loans individually evaluated for impairment	2,815	1,602	2,314	5,448	284	238	165	12,866
Loans collectively evaluated for impairment	15,118	15,447	27,546	9,789	10,270	2,762	1,629	82,561
Loans acquired with deteriorated credit quality	—	—	—	—	—	—	—	—

Total loans held for investment	$17,933	$17,049	$29,860	$15,237	$10,554	$3,000	$1,794	$95,427

As of June 30, 2013, there was $1.4 million of allowance for credit losses on loans acquired with credit deterioration. At December 31, 2012, there was no allowance for credit losses on loans acquired with credit deterioration.

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

During the second quarter of 2013, the Company further revised its methodology for calculating the allowance for credit losses. Previously, the Company calculated historical loss factors based on net charge-offs. During the second quarter of 2013, the Company recognized elevated recoveries primarily related to earlier charge-offs stemming from the economic downturn. The Company believes that gross charge-offs is a better representation of the loss characteristics for the current economic environment. This change in methodology resulted in an increase of the allowance for credit losses of $7.2 million for the quarter.

Troubled Debt Restructurings (TDR)

A troubled debt restructured loan is a loan on which the Company, for reasons related to a borrower’s financial difficulties, grants a concession to the borrower that the Company would not otherwise consider. The loan terms that have been modified or restructured due to a borrower’s financial situation include, but are not limited to, a reduction in the stated interest rate, an extension of the maturity or renewal of the loan at an interest rate below current market, a reduction in the face amount of the debt, a reduction in the accrued interest, extensions, deferrals, renewals and rewrites. The majority of the Company’s modifications are extensions in terms or deferral of payments which result in no lost principal or interest followed by reductions in interest rates or accrued interest. A troubled debt restructured loan is also considered impaired. Generally, a loan that is modified at an effective market rate of interest may no longer be disclosed as a troubled debt restructuring in years subsequent to the restructuring if it is not impaired based on the terms specified by the restructuring agreement.

The following table presents information on the financial effects of troubled debt restructured loans by class for the periods presented:

	Three Months Ended June 30, 2013
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Forgiven Principal Balance	Lost Interest Income (1)	Post-Modification Outstanding Recorded Investment	Waived Fees and Other Expenses
	(dollars in thousands)
Commercial real estate
Owner occupied	2	$820	$—	$—	$820	$28
Non-owner occupied	1	417	—	—	417	7
Multi-family	—	—	—	—	—	—
Commercial and industrial
Commercial	3	513	—	—	513	2
Leases	—	—	—	—	—	—
Construction and land development
Construction	—	—	—	—	—	—
Land	—	—	—	—	—	—
Residential real estate	8	2,963	—	267	2,696	12
Consumer	1	35	—	5	30	—

Total	15	$4,748	$—	$272	$4,476	$49

(1)	Lost interest income is processed as a charge-off to loan principal in the Company’s Consolidated Financial Statements.

	Six Months Ended June 30, 2013
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Forgiven Principal Balance	Lost Interest Income (1)	Post-Modification Outstanding Recorded Investment	Waived Fees and Other Expenses
	(in thousands)
Commercial real estate
Owner occupied	7	$3,506	$—	$54	$3,452	$28
Non-owner occupied	5	10,735	1,030	63	9,642	14
Multi-family	—	—	—	—	—	—
Commercial and industrial
Commercial	8	2,359	—	10	2,349	11
Leases	—	—	—	—	—	—
Construction and land development
Construction	—	—	—	—	—	—
Land	2	286	—	—	286	1
Residential real estate	9	3,002	—	273	2,729	15
Consumer	2	74	—	5	69	3

Total	33	$19,962	$1,030	$405	$18,527	$72

(1)	Lost interest income is processed as a charge-off to loan principal in the Company’s Consolidated Financial Statements.

	Three Months Ended June 30, 2012
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Forgiven Principal Balance	Lost Interest Income (1)	Post-Modification Outstanding Recorded Investment	Waived Fees and Other Expenses
	(in thousands)
Commercial real estate
Owner occupied	6	$6,227	$750	$363	$5,114	$24
Non-owner occupied	2	4,047	—	—	4,047	6
Multi-family	—	—	—	—	—	—
Commercial and industrial
Commercial	5	5,611	—	—	5,611	16
Leases	—	—	—	—	—	—
Construction and land development
Construction	—	—	—	—	—	—
Land	3	3,362	—	178	3,184	7
Residential real estate	7	4,384	—	744	3,640	4
Consumer	—	—	—	—	—	—

Total	23	$23,631	$750	$1,285	$21,596	$57

(1)	Lost interest income is processed as a charge-off to loan principal in the Company’s Consolidated Financial Statements.

	Six Months Ended June 30, 2012
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Forgiven Principal Balance	Lost Interest Income (1)	Post-Modification Outstanding Recorded Investment	Waived Fees and Other Expenses
	(in thousands)
Commercial real estate
Owner occupied	12	$18,629	$750	$465	$17,414	$60
Non-owner occupied	5	13,856	430	127	13,299	11
Multi-family	—	—	—	—	—	—
Commercial and industrial
Commercial	14	7,707	—	26	7,681	37
Leases	—	—	—	—	—	—
Construction and land development
Construction	—	—	—	—	—	—
Land	5	3,879	—	233	3,646	12
Residential real estate	15	6,193	40	985	5,168	7
Consumer	2	68	—	—	68	—

Total	53	$50,332	$1,220	$1,836	$47,276	$127

(1)	Lost interest income is processed as a charge-off to loan principal in the Company’s Consolidated Financial Statements.

The following table presents TDR loans by class for which there was a payment default during the period:

	Three Months Ended June 30,				Six Months Ended June 30,
	2013		2012		2013		2012
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
	(dollars in thousands)				(dollars in thousands)
Commercial real estate
Owner occupied	—	$—	1	$1,091	3	$2,506	5	$6,348
Non-owner occupied	—	—	—	—	1	160	2	3,393
Multi-family	—	—	—	—	—	—	1	193
Commercial and industrial
Commercial	—	—	3	956	2	782	4	4,906
Leases	—	—	—	—	—	—	—	—
Construction and land development
Construction	—	—	—	—	—	—	—	—
Land	—	—	2	2,690	2	330	4	3,666
Residential real estate	—	—	1	40	2	655	2	320
Consumer	—	—	—	—	—	—	1	375

Total	—	$—	7	$4,777	10	$4,433	19	$19,201

A TDR loan is deemed to have a payment default when it becomes past due 90 days, goes on nonaccrual, or is re-structured again.

At June 30, 2013 and December 31, 2012, loan commitments outstanding on TDR loans were $0.7 million and $0.2 million, respectively.

Loan Purchases and Sales

In the second quarter of 2013, the Company had secondary market loan purchases of $87.5 million consisting of commercial and industrial and commercial real estate loans. In the first six months of 2013, the Company had secondary market loan purchases of $130.5 million consisting of $126.0 million of commercial and industrial loans and $4.5 million of commercial real estate loans. In the first six months of 2012, the Company had secondary market loan purchases of $118.5 million consisting of $66.1 million of commercial leases, $51.4 million of commercial and industrial loans and $1.0 million of commercial real estate loans. In addition, the Company periodically acquires newly originated loans at closing through participations or loan syndications.

The Company had no significant loan sales in the first or second quarters of 2013 or 2012. The Company held $27.6 million and $31.1 million of credit card loans for sale at June 30, 2013 and December 31, 2012, respectively.

5. OTHER ASSETS ACQUIRED THROUGH FORECLOSURE

The following table presents the changes in other assets acquired through foreclosure:

	Three Months Ended June 30, 2013			Three Months Ended June 30, 2012
	Gross Balance	Valuation Allowance	Net Balance	Gross Balance	Valuation Allowance	Net Balance
Balance, beginning of the period	$108,418	$(30,497)	$77,921	$128,821	$(47,376)	$81,445
Transfers to other assets acquired through foreclosure, net	4,664	—	4,664	3,787	—	3,787
Additions from acquisition of Centennial	5,622	—	5,622	—	—	—
Proceeds from sale of other real estate owned and repossessed assets, net	(17,422)	4,639	(12,783)	(12,257)	5,004	(7,253)
Valuation adjustments, net (2)	—	(566)	(566)	—	(1,024)	(1,024)
Gains (losses), net (1) (2)	1,641	—	1,641	39	—	39

Balance, end of period	$102,923	$(26,423)	$76,499	$120,391	$(43,396)	$76,994

(1)	Included in gains (losses), net are gains recognized of $23 thousand during the quarter ended June 30, 2013 and $128 thousand during the quarter ended June 30, 2012 pursuant to accounting guidance

	Six Months Ended June 30, 2013			Six Months Ended June 30, 2012
	Gross Balance	Valuation Allowance	Net Balance	Gross Balance	Valuation Allowance	Net Balance
Balance, beginning of the period	$113,474	$(36,227)	$77,247	$135,148	$(46,044)	$89,104
Transfers to other assets acquired through foreclosure, net	11,273	—	11,273	8,715	—	8,715
Additions from acquisition of Centennial	5,622	—	5,622	—	—	—
Proceeds from sale of other real estate owned and repossessed assets, net	(29,542)	11,386	(18,156)	(23,179)	5,926	(17,253)
Valuation adjustments, net (2)	—	(1,582)	(1,582)	—	(3,279)	(3,279)
Gains (losses), net (1) (2)	2,096	—	2,096	(294)	—	(294)

Balance, end of period	$102,923	$(26,423)	$76,499	$120,391	$(43,396)	$76,994

(1)

Included in gains (losses), net are gains recognized of $345 thousand during the six month period ended June 30, 2013 and $229 thousand during the six month period ended June 30, 2012 pursuant to accounting guidance

At June 30, 2013 and 2012, the majority of the Company’s repossessed assets were properties located in Nevada.

6. OTHER BORROWINGS AND OTHER LIABILITIES

The following table summarizes the Company’s borrowings as of June 30, 2013 and December 31, 2012:

	June 30, 2013	December 31, 2012
	(in thousands)
Short Term:
Revolving line of credit	$50,000	$—
FHLB advances	20,000	120,000

Total short term debt	$70,000	$120,000

Long Term:
FHLB advances	$274,677	$—
Other long term debt	75,000	75,000

	$349,677	$75,000

The Company maintains lines of credit with the FHLB and Federal Reserve Bank (“FRB”). The Company’s borrowing capacity is determined based on collateral pledged, generally consisting of investment securities and loans, at the time of the borrowing. The Company also maintains credit lines with other sources secured by pledged securities. As of June 30, 2013, the Company had short-term FHLB advances of $20.0 million, bearing interest of 0.10%, paid subsequent to quarter end on July 1, 2013.

At June 30, 2013, the Company had revolving lines of credit with other institutions, with outstanding advances totaling $50.0 million. The interest rates range from 1.75% to 4.70% and the weighted average interest rate of 3.22%.

In 2010, the Company completed a public offering of $75.0 million in principal Senior Notes due in 2015 bearing interest of 10%. In the first quarter of 2013, the Company executed a long-term FHLB advance for $200.0 million, bearing interest of 1.04%, due January 2, 2018. As part of the Centennial acquisition, the Company acquired long-term FHLB advances of $77.2 million, of which, $5.0 million was repaid during the second quarter 2013. These advances were purchased at a premium of $2.5 million, with interest rates ranging from 1.56% to 3.05% and the weighted average interest rate of 2.67%. The weighted average cost on all long-term debt was 3.32% and for the three and six months ended June 30, 2013 and 10.81% for the three and six months ended June 30, 2012.

As of June 30, 2013 and December 31, 2012, the Company had additional available credit with the FHLB of approximately $951.6 million and $952.8 million, respectively, and with the FRB of approximately $559.2 million and $600.6 million, respectively.

During the first two quarters of 2013, the Company entered into a Treasury short transaction to mitigate the Company’s modest liability sensitive interest rate risk profile. The Company sold short fixed rate Treasury securities and invested the proceeds in a short-term repurchase agreement with a balance of $129.5 million as of June 30, 2013.

7. COMMITMENTS AND CONTINGENCIES

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

Lines of credit are obligations to lend money to a borrower. Credit risk arises when the borrower’s current financial condition may indicate less ability to pay than when the commitment was originally made. In the case of standby letters of credit, the risk arises from the possibility of the failure of the customer to perform according to the terms of a contract. In such a situation, the third party might draw on the standby letter of credit to pay for completion of the contract and the Company would look to its customer to repay these funds with interest. To minimize the risk, the Company uses the same credit policies in making commitments and conditional obligations as it would for a loan to that customer.

Standby letters of credit and financial guarantees are commitments issued by the Company to guarantee the performance of a customer to a third party in borrowing arrangements. The Company generally has recourse to recover from the customer any amounts paid under the guarantees. Typically, letters of credit issued have expiration dates within one year.

A summary of the contractual amounts for unfunded commitments and letters of credit are as follows:

	June 30 2013	December 31, 2012
	(in thousands)
Commitments to extend credit, including unsecured loan commitments of $213,261 at June 30, 2013 and $172,002 at December 31, 2012	$1,460,353	$1,096,264
Credit card commitments and financial guarantees	291,870	295,506
Standby letters of credit, including unsecured letters of credit of $4,257 at June 30, 2013 and $3,915 at December 31, 2012	30,958	32,757

Total	$1,783,181	$1,424,527

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. The Company enters into credit arrangements that generally provide for the termination of advances in the event of a covenant violation or other event of default. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on Management’s credit evaluation of the party. The commitments are collateralized by the same types of assets used as loan collateral. The unfunded commitments on the credit cards loans held for sale at June 30, 2013 and December 31, 2012 was $258.9 million and $262.6 million, respectively.

The Company has exposure to credit losses from unfunded commitments and letters of credit. As funds have not been disbursed on these commitments, they are not reported as loans outstanding. Credit losses related to these commitments are not included in the allowance for credit losses reported in Note 4, “Loans, Leases and Allowance for Credit Losses” of these Consolidated Financial Statements and are accounted for as a separate loss contingency as a liability. This loss contingency for unfunded loan commitments and letters of credit was $1.8 million and $1.3 million as of June 30, 2013 and December 31, 2012, respectively. Changes to this liability are adjusted through other non-interest expense.

Concentrations of Lending Activities

The Company’s lending activities are primarily driven by the customers served in the market areas where the Company has branch offices in the states of Nevada, California and Arizona. The Company monitors concentrations within five broad categories: geography, industry, product, call code, and collateral. The Company grants commercial, construction, real estate and consumer loans to customers through branch offices located in the Company’s primary markets. The Company’s business is concentrated in these areas and the loan portfolio includes significant credit exposure to the commercial real estate market of these areas. As of June 30, 2013 and December 31, 2012, commercial real estate related loans accounted for approximately 59% and 58% of total loans and approximately 2% and 3% of these loans are secured by undeveloped land, respectively. Substantially all of these loans are secured by first liens with an initial loan to value ratio of generally not more than 75%. Approximately 46% and 48% of these commercial real estate loans, excluding construction and land loans, were owner occupied at June 30, 2013 and December 31, 2012, respectively. In addition, approximately 3% and 4% of total loans were unsecured as of June 30, 2013 and December 31, 2012, respectively.

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

Lease Commitments

The Company leases the majority of its office locations and many of these leases contain multiple renewal options and provisions for increased rents. Total rent expense of $1.9 million and $1.4 million was included in occupancy expenses for the three month periods ended June 30, 2013 and 2012, respectively. For the six months ended June 30, 2013 and 2012, total rent expense included in occupancy expenses was $3.7 million and $2.9 million, respectively.

8. STOCKHOLDERS’ EQUITY

Stock-based Compensation

For the three and six months ended June 30, 2013, 11,700 and 519,525 shares of restricted stock were granted to Company employees, respectively. The Company estimates the compensation cost for restricted stock grants based upon the grant date fair value. Generally, these restricted stock grants have a three year vesting period. The aggregate grant date fair value for the restricted stock issued in the three and six month periods ended June 30, 2013 was $0.2 million and $6.4 million, respectively. In addition, the Company granted 3,409 and 56,311 shares during the three and six months ended June 30, 2013 to non-employee WAL and subsidiary directors that vested immediately.

There were 1,284,425 and 1,469,285 restricted shares outstanding at June 30, 2013 and December 31, 2012, respectively. For the three and six months ended June 30, 2013, the Company recognized stock-based compensation related to restricted stock grants of $0.5 million and $1.5 million, respectively, compared to $1.2 million and $2.3 million, respectively, for the three and six months ended June 30, 2012.

As of June 30, 2013 and 2012, there were 1.3 million and 2.0 million, respectively, of stock options outstanding.

9. ACCUMULATED OTHER COMPREHENSIVE INCOME

The following table summarizes the changes in accumulated other comprehensive income by component, net of tax for the period indicated:

	Three Months Ended June 30,
	2013			2012
	Unrealized	Unrealized gain		Unrealized	Unrealized gain
	holding gains	on cash flow		holding gains	on cash flow
	(losses) on AFS	hedge	Total	(losses) on AFS	hedge	Total
	(in thousands)
Beginning balance	$7,222	$(17)	$7,205	$869	$—	$869
Other comprehensive income before reclassifications	(18,005)	47	(17,958)	4,119	8	4,127
Amounts reclassified from accumulated other comprehensive income	3	—	3	(705)	—	(705)

Net current-period other comprehensive income	(18,002)	47	(17,955)	3,414	8	3,422

Ending Balance	$(10,780)	$30	$(10,750)	$4,283	$8	$4,291

	Six Months Ended June 30,
	2013			2012
	Unrealized	Unrealized gain		Unrealized	Unrealized gain
	holding gains	on cash flow		holding gains	on cash flow
	(losses) on AFS	hedge	Total	(losses) on AFS	hedge	Total
	(in thousands)
Beginning balance	$8,209	$17	$8,226	$(5,112)	$519	$(4,593)
Other comprehensive income before reclassifications	(18,900)	13	(18,887)	10,325	8	10,333
Amounts reclassified from accumulated other comprehensive income	(89)	—	(89)	(930)	(519)	(1,449)

Net current-period other comprehensive income	(18,989)	13	(18,976)	9,395	(511)	8,884

Ending Balance	$(10,780)	$30	$(10,750)	$4,283	$8	$4,291

The following table presents reclassifications out of accumulated other comprehensive income:

	Amount reclassified from accumulated
	other comprehensive income
Details about accumulated other	Three Months Ended June 30,		Affected line item in the statement
comprehensive income components	2013	2012	where net income is presented
	(in thousands)
Unrealized gains and losses on AFS
	$(5)	$1,110	Realized gain on sale of Investment securities
	2	(405)	Income tax expense

	$(3)	$705	Net of tax

	Amount reclassified from accumulated
	other comprehensive income
Details about accumulated other	Six Months Ended June 30,		Affected line item in the statement
comprehensive income components	2013	2012	where net income is presented
	(in thousands)
Unrealized gains and losses on AFS
	$143	$1,471	Realized gain on sale of Investment securities
	(54)	(541)	Income tax expense

	$89	$930	Net of tax

10. EARNINGS PER SHARE

Diluted earnings per share is based on the weighted average outstanding common shares during each period, including common stock equivalents. Basic earnings per share is based on the weighted average outstanding common shares during the period.

Basic and diluted earnings per share, based on the weighted average outstanding shares, are summarized as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
	(in thousands,except per share amounts)
Weighted average shares—basic	85,659	81,590	85,493	81,475
Dilutive effect of stock awards	865	365	761	616

Weighted average shares—diluted	86,524	81,955	86,254	82,091

Net income available to common shareholders	$33,663	$12,636	$54,275	$22,173
Earnings per share—basic	0.39	0.15	0.63	0.27
Earnings per share—diluted	0.39	0.15	0.63	0.27

The Company had 717,635 and 1,053,045 stock options outstanding as of June 30, 2013 and December 31, 2012, respectively, that were not included in the computation of diluted earnings per common share because their effect would be anti-dilutive.

11. FAIR VALUE ACCOUNTING

The fair value of an asset or liability is the price that would be received to sell that asset or paid to transfer that liability in an orderly transaction occurring in the principal market (or most advantageous market in the absence of a principal market) for such asset or liability. In estimating fair value, the Company utilizes valuation techniques that are consistent with the market approach, the income approach and/or the cost approach. Such valuation techniques are consistently applied. Inputs to valuation techniques include the assumptions that market participants would use in pricing an asset or liability. ASC 820 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurements) and the lowest priority to unobservable inputs (level 3 measurements). The three levels of the fair value hierarchy under ASC 825 are described in Note 1, “Summary of Significant Accounting Policies.”

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

Under ASC 825, the Company elected the fair value option (“FVO”) treatment for the junior subordinated debt and certain investment securities. This election is generally irrevocable and unrealized gains and losses on these items must be reported in earnings at each reporting date. The Company continues to account for these items under the FVO. Since adoption, there were no financial instruments purchased by the Company which met the ASC 825 fair value election criteria, and therefore, no additional instruments have been added under the FVO election.

All securities for which the fair value measurement option had been elected are included in a separate line item in the Consolidated Balance Sheet titled “Investment securities—measured at fair value.”

For the three and six months ended June 30, 2013 and 2012, gains and losses from fair value changes included in the Consolidated Income Statements were as follows:

	Changes in Fair Values for Items Measured at Fair
	Value Pursuant to Election of the FVO
	Unrealized			Total
	Gain/(Loss) on		Interest	Changes
	Assets and		Expense on	Included in
	Liabilities	Interest	Junior	Current-
	Measured at	Income on	Subordinated	Period
Description	Fair Value, Net	Securities	Debt	Earnings
	(in thousands)
Three Months Ended June 30, 2013
Securities measured at fair value	$(52)	$4	$—	$(48)
Junior subordinated debt	(3,238)	—	335	(3,573)

	$(3,290)	$4	$335	$(3,621)

Six Months Ended June 30, 2013
Securities measured at fair value	$(54)	$6	$—	$(48)
Junior subordinated debt	(3,707)	—	683	(4,390)

	$(3,761)	$6	$683	$(4,438)

	Changes in Fair Values for Items Measured at Fair
	Value Pursuant to Election of the FVO
	Unrealized			Total
	Gain/(Loss) on		Interest	Changes
	Assets and		Expense on	Included in
	Liabilities	Interest	Junior	Current-
	Measured at	Income on	Subordinated	Period
Description	Fair Value, Net	Securities	Debt	Earnings
	(in thousands)
Three Months Ended June 30, 2012
Securities measured at fair value	$(23)	$3	$—	$(20)
Junior subordinated debt	588	—	327	261

	$565	$3	$327	$241

Six Months Ended June 30, 2012
Securities measured at fair value	$(66)	$7	$—	$(59)
Junior subordinated debt	298	—	652	(354)

	$232	$7	$652	$(413)

The following table presents gains and losses from fair value changes on securities measured at fair value:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
	(in thousands)		(in thousands)
Net losses for the period on trading securities included in earnings	$(52)	$(23)	$(54)	$(66)
Less: net gains and (losses) recognized during the period on trading securities sold during the period	—	—	—	—

Change in unrealized gains or (losses) for the period included in earnings for trading securities held at the end of the reporting period	$(52)	$(23)	$(54)	$(66)

The difference between the aggregate fair value of junior subordinated debt ($39.9 million) and the aggregate unpaid principal balance thereof ($66.5 million) was $26.6 million at June 30, 2013. The difference between the aggregate fair value of junior subordinated debt ($36.2 million) and the aggregate unpaid principal balance thereof ($66.5 million) was $30.3 million at December 31, 2012.

Interest income on securities measured at fair value is accounted for similarly to those classified as AFS and HTM. Any premiums or discounts are recognized in interest income over the term of the securities. For mortgage-backed securities, estimates of prepayments are considered in the constant yield calculations. Interest expense on junior subordinated debt is also determined under a constant yield calculation.

Fair value on a recurring basis

Financial assets and financial liabilities measured at fair value on a recurring basis include the following:

AFS Securities: Adjustable-rate preferred securities, corporate debt securities and CRA mutual fund investments are reported at fair value utilizing Level 1 inputs. Other securities classified as AFS are reported at fair value utilizing Level 2 inputs. For these securities, the Company obtains fair value measurements from an independent pricing service. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the bond’s terms and conditions, among other things.

Securities measured at fair value: All of the Company’s securities measured at fair value, the majority of which are mortgage-backed securities, are reported at fair value utilizing Level 2 inputs in the same manner as described above for securities available for sale.

Independent pricing service: Management independently evaluates all of the fair value measurements received from its third party pricing service through multiple review steps. First, Management reviews what has transpired in the market- place with respect to interest rates, credit spreads, volatility, mortgage rates, etc., and makes an expectation on changes to the securities valuations from the previous quarter. Then, Management compares expected changes to the actual valuation changes provided to it by its pricing service. Next, Management compares a robust sampling of safekeeping marks on securities with the marks provided by the Company’s third party pricing service and determines whether there are any notable differences. Then, Management compares the prices on Level 1 priced securities to publicly available prices to verify those prices are similar. Finally, Management discusses the assumptions used for Level 2 priced securities with its pricing service. The pricing service provides Management with observable market data including interest rate curves and mortgage prepayment speed grids, as well as dealer quote sheets, new bond offering sheets, and historical trade documentation. Management reviews the assumptions and decides whether they are reasonable. Management may compare interest rates, credit spreads and prepayments speeds used as part of the assumptions to those that Management believes are reasonable. Management may price securities using the provided assumptions to determine whether they can develop similar prices on like securities. Any discrepancies with Management’s review and the prices provided by the vendor are discussed with the vendor and the Company’s other valuation advisors. Management has formally challenged the prices on several securities, but has found that the vendor prices are reasonable.

Annually, the Company receives a SSAE 16 report from its independent pricing service attesting to the controls placed on the operations of the service from its auditor.

Interest rate swap: Interest rate swaps are reported at fair value utilizing Level 2 inputs. The Company obtains dealer quotations to value its interest rate swaps.

Junior subordinated debt: The Company estimates the fair value of its junior subordinated debt using a discounted cash flow model which incorporates the effect of the Company’s own credit risk in the fair value of the liabilities (Level 3). The Company’s cash flow assumptions were based on the contractual cash flows as the Company anticipates that it will pay the debt according to its contractual terms. The Company’s practice of determining the discount rate as of March 31, 2013 and prior was to use a Peer Index derived from market data available for similar non-investment grade trust preferred securities. As of June 30, 2013 the available market data contracted and the small population of similar non-investment grade trust preferred securities was no longer adequately diversified to ensure an accurate representation of change in the discount rate. As a result, the Company replaced the Peer Index with the BB 20 Year Index relative to the 10 Year Treasury (BB Corporate Bond over Treasury Index), which provides a broader base and correlates similarly with the credit and maturity characteristics of the junior subordinated debt. As of June 30, 2013, the discount rate was determined to be 6.194%, which is a 592 basis point spread over 3 month LIBOR (0.273% as of June 30, 2013). As of June 30, 2012, the Company estimated the discount rate at 6.46%, which was a 599 basis point spread over 3 month LIBOR (0.4606%). As of December 31, 2012, the Company estimated the discount rate at 6.846%, which was a 654 basis point spread over 3 month LIBOR (0.306%).

Securities sold short: Securities sold short, comprised of entirely U.S. Treasury bonds, are reported at fair value utilizing Level 1 inputs.

The fair value of these assets and liabilities were determined using the following inputs at the periods presented:

	Fair Value Measurements at the End of the Reporting Period Using:
	Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs	Fair
June 30, 2013	(Level 1)	(Level 2)	(Level 3)	Value
	(in thousands)
Assets:
Securities measured at fair value
Direct U.S. obligations and GSE residential mortgage- backed securities	$—	$3,987	$—	$3,987

Securities available for sale
U.S. Government-sponsored agency securities	$—	$27,742	$—	$27,742
Municipal obligations	—	81,616	—	81,616
Direct U.S. obligations and GSE residential mortgage-backed securities	—	697,126	—	697,126
Mutual funds	32,344	—	—	32,344
Private label residential mortgage-backed securities	—	27,660	—	27,660
Private label commercial mortgage-backed securities	—	5,501	—	5,501
Adjustable-rate preferred stock	66,234	—	—	66,234
Trust preferred	—	24,089	—	24,089
Other	23,525	—	—	23,525

	$122,103	$863,734	$—	$985,837

Interest rate swaps	$—	$539	$—	$539

Liabilities:
Junior subordinated debt	$—	$—	$39,925	$39,925

Interest rate swaps	$—	$522	$—	$522

	Fair Value Measurements at the End of the Reporting Period Using:
	Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs	Fair
December 31, 2012	(Level 1)	(Level 2)	(Level 3)	Value
	(in thousands)
Assets:
Securities measured at fair value
Direct U.S. obligations and GSE residential mortgage- backed securities	$—	$5,061	$—	$5,061

Securities available for sale
U.S. Government-sponsored agency securities	$—		$—	$—
Municipal obligations	—	73,171	—	73,171
Direct U.S. obligations and GSE residential mortgage-backed securities	—	663,204	—	663,204
Mutual funds	37,961	—	—	37,961
Private label residential mortgage-backed securities	—	35,607	—	35,607
Private label commercial mortgage-backed securities	—	5,741	—	5,741
Adjustable-rate preferred stock	75,555	—	—	75,555
Trust preferred	24,135	—	—	24,135
Other	24,216	—	—	24,216

	$161,867	$777,723	$—	$939,590

Interest rate swaps	$—	$777	$—	$777

Liabilities:
Junior subordinated debt	$—	$—	$36,218	$36,218

Interest rate swaps	$—	$751	$—	$751

As of June 30, 2013, trust preferred securities with a net fair value of $24.1 million transferred from Level 1 to Level 2 due to the unavailability of active trade information. Per the Company’s policy, the transfer is deemed to have occurred at the end of the reporting period.

For the three and six months ended June 30, 2013, the change in Level 3 liabilities measured at fair value on a recurring basis was as follows:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Junior Subordinated Debt
	Three Months Ended June 30,
	2013	2012
	(in thousands)
Opening balance	$(36,687)	$(37,275)
Transfers into Level 3	—	—
Transfers out of Level 3	—	—
Total gains or losses for the period
Included in earnings (or changes in net assets) (a)	(3,238)	588
Included in other comprehensive income	—	—
Purchases, sales, and settlements
Purchases	—	—
Sales	—	—
Settlements	—	—

Closing balance	$(39,925)	$(36,687)

Change in unrealized gains (losses) for the period included in earnings (or changes in net assets) held at the end of the reporting period.	$(3,238)	$588

(a)	Total gains (losses) for the period are included in the non-interest income line, mark to market gains (losses), net.

	Junior Subordinated Debt
	Six Months Ended June 30,
	2013	2012
	(in thousands)
Opening balance	$(36,218)	$(36,985)
Transfers into Level 3	—	—
Transfers out of Level 3	—	—
Total gains or losses for the period
Included in earnings (or changes in net assets) (a)	(3,707)	298
Included in other comprehensive income	—	—
Purchases, sales, and settlements
Purchases	—	—
Sales	—	—
Settlements	—	—

Closing balance	$(39,925)	$(36,687)

Change in unrealized gains (losses) for the period included in earnings (or changes in net assets) held at the end of the reporting period.	$(3,707)	$298

(a) Total gains (losses) for the period are included in the non-interest income line, mark to market gains (losses), net.

For Level 3 liabilities measured at fair value on a recurring basis, the significant unobservable inputs used in the fair value measurements as of the periods presented, were as follows:

	Fair Value at	Valuation	Significant
	June 30,2013	Technique	Unobservable Inputs	Input Value
	(dollars in thousands)
Junior subordinated debt	$39,925	Discounted cash flow	BB Corporate Bond over Treasury Index with comparable credit spread	6.194%

	Fair Value at	Valuation	Significant
	December 31,2012	Technique	Unobservable Inputs	Input Value
	(dollars in thousands)
Junior subordinated debt	$36,218	Discounted cash flow	Median market spreads on publicly issued trust preferreds with comparable credit risk	6.846%

The significant unobservable inputs used in the fair value measurement of the Company’s junior subordinated debt as of June 30, 2013 are the BB Corporate Bond over Treasury Index with comparable credit risk and as of December 31, 2012 are the calculated or estimated credit spreads on comparable publicly traded company trust preferred issuances which were non-investment grade and non-rated. Significant increases (decreases) in these inputs could result in a significantly higher (lower) fair value measurement.

Fair value on a nonrecurring basis

Certain assets are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis, but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). The following table presents such assets carried on the Consolidated Balance Sheet by caption and by level within the ASC 825 hierarchy:

	Fair Value Measurements at the End of the Reporting Period Using
		Quoted Prices
		in Active	Active
		Markets for	Markets for	Unobservable
		Identical Assets	Similar Assets	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
As of June 30, 2013:
Impaired loans with specific valuation allowance	$15,969	$—	$—	$15,969
Impaired loans without specific valuation allowance	97,001	—	—	97,001
Other assets acquired through foreclosure, net	76,499	—	—	76,499
As of December 31, 2012:
Impaired loans with specific valuation allowance	$38,672	$—	$—	$38,672
Impaired loans without specific valuation allowance	67,207	—	—	67,207
Other assets acquired through foreclosure, net	77,247	—	—	77,247

Impaired loans: The specific reserves for collateral dependent impaired loans are based on the fair value of the collateral. The fair value of collateral is determined based on third-party appraisals. Appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Fair value is determined, where possible, using market prices derived from an appraisal or evaluation, which are considered to be Level 2. However, certain assumptions and unobservable inputs are often used by the appraiser; therefore, qualifying the assets as Level 3 in the fair value hierarchy. In some cases, adjustments are made to the appraised values due to various factors, including age of the appraisal (which are generally obtained every six to twelve months), age of comparables included in the appraisal, and known changes in the market and in the collateral. When significant adjustments are based on unobservable inputs, such as when a current appraised value is not available or Management determines the fair value of the collateral is further impaired below appraised value and there is no observable market price, the resulting fair value measurement has been categorized as a Level 3 measurement. These Level 3 impaired loans had an aggregate carrying amount of $22.8 million and $51.5 million and specific reserves in the allowance for credit losses of $6.8 million and $12.9 million at June 30, 2013 and December 31, 2012, respectively.

Other assets acquired through foreclosure: Other assets acquired through foreclosure consist of properties acquired as a result of, or in-lieu-of, foreclosure. Properties or other assets classified as other assets acquired through foreclosure and other repossessed property are initially reported at the fair value determined by independent appraisals using appraised value, less cost to sell. Such properties are generally re-appraised every six to twelve months. There is risk for subsequent volatility. Costs relating to the development or improvement of the assets are capitalized and costs relating to holding the assets are charged to expense. The Company had $76.5 million and $77.2 million of such assets at June 30, 2013 and December 31, 2012, respectively. Fair value is determined, where possible, using market prices derived from an appraisal or evaluation, which are considered to be Level 2. However, certain assumptions and unobservable inputs are often used by the appraiser; therefore, qualifying the assets as Level 3 in the fair value hierarchy. When significant adjustments are based on unobservable inputs, such as when a current appraised value is not available or Management determines the fair value of the collateral is further impaired below appraised value and there is no observable market price, the resulting fair value measurement has been categorized as a Level 3 measurement.

Credit vs. non-credit losses

The Company applies the provisions of ASC 320 to its AFS and HTM investment securities portfolios. The OTTI was separated into 1) the amount of total impairment related to the credit loss, and 2) the amount of the total impairment related to all other factors. The amount of the total OTTI related to the credit loss was recognized in earnings. The amount of the total impairment related to all other factors was recognized in OCI. The OTTI was presented in the Consolidated Income Statement with an offset for the amount of the total OTTI that was recognized in OCI.

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

For the three and six months ended June 30, 2013 and 2012, the Company determined that no securities contained credit losses.

Debt Security Credit Losses

Recognized in Other Comprehensive Income/Earnings

For the Six Months Ended June 30, 2013 and 2012

Private Label Mortgage-
Backed Securities
(in thousands)
Beginning balance of impairment losses held in other comprehensive income	$(1,811)
Current period other-than temporary impairment credit losses recognized through earnings	—
Reductions for securities sold during the period	1,811
Additions or reductions in credit losses due to change of intent to sell	—
Reductions for increases in cash flows to be collected on impaired securities	—

Ending balance of net unrealized gains and (losses) held in other comprehensive income	$—

FAIR VALUE OF FINANCIAL INSTRUMENTS

The estimated fair value of the Company’s financial instruments is as follows:

	June 30, 2013
	Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3	Total
	(in thousands)
Financial assets:
Investment securities	$1,279,674	$180,780	$1,093,414	$—	$1,274,194
Derivatives (1)	539	—	539	—	539
Loans, net	6,315,196	—	5,791,827	112,970	5,904,797
Financial liabilities:
Deposits	7,001,286	—	7,003,559	—	7,003,559
Customer repurchases	51,866	—	51,866	—	51,866
Securities sold short	129,499	129,499	—	—	129,499
FHLB advances	294,677	—	294,677	—	294,677
Other borrowed funds	123,930	50,000	—	80,625	130,625
Junior subordinated debt	39,925	—	—	39,925	39,925
Derivatives (2)	522	—	522	—	522

(1)	Included in Other assets
(2)	Included in Accrued interest payable and other liabilities

	December 31, 2012
	Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3	Total
	(in thousands)
Financial assets:
Investment securities	$1,235,984	$216,337	$1,021,133	$—	$1,237,470
Derivatives (1)	777	—	777	—	777
Loans, net	5,613,891	—	5,156,776	105,879	5,262,655
Financial liabilities:
Deposits	6,455,177	—	6,458,100	—	6,458,100
Customer repurchases	79,034	—	79,034	—	79,034
FHLB and FRB advances	120,000	—	120,000	—	120,000
Other borrowed funds	73,717	—	—	85,125	85,125
Junior subordinated debt	36,218	—	—	36,218	36,218
Derivatives (2)	751	—	751	—	751

(1)	Included in Other assets
(2)	Included in Accrued interest payable and other liabilities

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

Interest rate risk exposure is measured using interest rate sensitivity analysis to determine the change in net portfolio value and net interest income resulting from hypothetical changes in interest rates. If potential changes to net portfolio value and net interest income resulting from hypothetical interest rate changes are not within the limits established by the Board of Directors, the Board of Directors may direct Management to adjust the asset and liability mix to bring interest rate risk within Board-approved limits. As of June 30, 2013, the Company’s interest rate risk profile was within Board-approved limits.

Each of the Company’s subsidiary banks has an Asset and Liability Management Committee charged with managing interest rate risk within Board-approved limits. Such limits may vary by bank based on local strategy and other considerations, but in all cases, are structured to prohibit an interest rate risk profile that is significantly asset or liability sensitive. There also exists an Asset and Liability Management Committee at the holding company level that reviews the interest rate risk of each subsidiary bank, as well as an aggregated position for the entire Company.

Fair value of commitments

The estimated fair value of standby letters of credit outstanding at June 30, 2013 and December 31, 2012 was insignificant. Loan commitments on which the committed interest rates were less than the current market rate are also insignificant at June 30, 2013 and December 31, 2012.

12. INCOME TAXES

Deferred tax assets and liabilities are included in the Consolidated Financial Statements at currently enacted income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes.

Although realization is not assured, the Company believes that the realization of the recognized net deferred tax asset of $82.6 million at June 30, 2013 is more likely than not based on expectations as to future taxable income and based on available tax planning strategies as defined in FASB ASC 740, Income Taxes (“ASC 740”) that could be implemented if necessary to prevent a carryforward from expiring.

Based on its internal analysis, the Company believes that it is more likely than not that the Company will fully utilize deferred federal tax assets pertaining to the existing net operating loss carryforwards and any net operating loss (“NOL”) that would be created by the reversal of the future net deductions that have not yet been taken on a tax return.

The Company’s effective tax rate was 16.6% and 27.1% for the three months ended June 30, 2013 and 2012, respectively, and 19.8% and 27.4% for the six months ended June 30, 2013 and 2012, respectively. The reduction in the effective tax rate from the first two quarters of 2012 compared to the first two quarters of 2013 is primarily due to the bargain purchase gain related to the Centennial acquisition, low income housing tax credits, an increase in tax exempt income from revenue from municipal obligations, as well as a reduction in the deferred tax valuation allowance for capital loss carryovers arising from transactions that resulted in capital gains.

At June 30, 2013, the Company has a deferred tax valuation allowance of $6.4 million (compared to $8.0 million at December 31, 2012) relating to net capital losses on ARPS securities sales and Arizona NOL carryovers from 2008, which expire after 2013.

The deferred tax asset related to state net operating loss carryovers outstanding at June 30, 2013 is comprised of $0.83 million of tax benefits from California state net operating loss carry forwards that will begin to expire in 2029, and $1.1 million of tax benefits from Arizona state net operating loss carryovers that began to expire in 2013. In Management’s opinion, it is more likely than not that the results of future operations will generate sufficient taxable income to realize all but $0.29 million of the deferred taxes related to these net operating loss carryovers.

Uncertain Tax Position

The Company files income tax returns in the U.S. federal jurisdiction and in various states. With few exceptions, the Company is no longer subject to U.S. federal, state or local tax examinations by tax authorities for years before 2008.

When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the Consolidated Financial Statements in the period in which, based on all available evidence, Management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above would be reflected as a liability for unrecognized tax benefits in the accompanying Consolidated Balance Sheet along with any associated interest and penalties that would be payable to the taxing authorities upon examination. The Company has no liability for unrecognized tax benefits.

The Company would recognize interest accrued related to unrecognized tax benefits in tax expense. The Company has not recognized or accrued any interest or penalties for the three and six month periods ended June 30, 2013 and 2012.

Management believes that the Company has appropriate support for the income tax positions taken and to be taken on its tax returns and that its accruals for tax liabilities are adequate for all open years based on an assessment of many factors, including past experience and interpretation of tax law applied to the facts of each matter.

13. SEGMENTS

The Company provides a full range of banking and related financial services through its consolidated subsidiaries. Applicable guidance provides that the identification of reportable segments be on the basis of discrete business units and their financial information to the extent such units are reviewed by the entity’s chief decision maker.

At June 30, 2013, the Company consists of the following segments: “Western Alliance Bank,” “Bank of Nevada,” “Torrey Pines Bank” and “Other” (Western Alliance Bancorporation holding company, WAEF, LVSP, Shine Investment Advisory Services, Inc. until October 31, 2012, and the discontinued operations).

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

The following is a summary of selected operating segment information as of and for the three and six month periods ended June 30, 2013 and 2012:

Western Alliance Bancorporation and Subsidiaries

Operating Segment Results

Unaudited

	Western Alliance Bank	Bank of Nevada	Torrey Pines Bank*	Other	Inter- segment elimi- nations	Consoli- dated Company
			(dollars in millions)
At June 30, 2013
Assets	$3,053.0	$3,319.2	$2,030.7	$1,124.8	$(934.0)	$8,593.7
Held for sale loans	—	—	27.6	—	—	27.6
Gross loans and deferred fees, net	2,454.4	2,416.3	1,494.0	62.1	(43.0)	6,383.9
Less: Allowance for credit losses	(22.3)	(55.8)	(15.6)	(2.6)	—	(96.3)

Loans, net	2,432.1	2,360.5	1,478.5	59.5	(43.0)	6,287.6

Goodwill and intangible assets	3.0	25.6	—	—	—	28.6
Deposits	2,648.9	2,619.9	1,749.4	—	(16.9)	7,001.3
Borrowings	74.7	200.0	45.0	123.9	(25.0)	418.6
Stockholders’ equity	262.4	393.1	170.1	817.8	(843.9)	799.5

			(in thousands)
Three Months Ended June 30, 2013:
Net interest income	$32,530	$30,679	$20,603	(1,660)	$—	$82,152
Provision for credit losses	1,009	999	740	733	—	3,481

Net interest income (loss) after provision for credit losses	31,521	29,680	19,863	(2,393)	—	78,671
Non-interest income	11,300	3,732	606	(294)	(4,482)	10,862
Non-interest expense	(17,100)	(16,034)	(11,958)	(7,921)	4,482	(48,531)

Income (loss) from continuing operations before income taxes	25,721	17,378	8,511	(10,608)	—	41,002
Income tax expense (benefit)	5,247	4,672	2,669	(5,771)	—	6,817

Income (loss) from continuing operations	20,474	12,706	5,842	(4,837)	—	34,185
Loss from discontinued operations, net	—		—	(169)	—	(169)

Net income (loss)	$20,474	$12,706	$5,842	$(5,006)	$—	$34,016

			(in thousands)
Six Months Ended June 30, 2013:
Net interest income	$59,165	$59,933	$41,380	$(2,123)	$—	$158,355
Provision for credit losses	3,644	1,404	832	3,040	—	8,920

Net interest income (loss) after provision for credit losses	55,521	58,529	40,548	(5,163)	—	149,435
Non-interest income	12,704	7,069	1,204	1,411	(7,627)	14,761
Non-interest expense	(30,168)	(33,925)	(23,927)	(15,067)	7,627	(95,460)

Income (loss) from continuing operations before income taxes	38,057	31,673	17,825	(18,819)	—	68,736
Income tax expense (benefit)	9,089	8,265	5,668	(9,397)	—	13,625

Income (loss) from continuing operations	28,968	23,408	12,157	(9,422)	—	55,111
Loss from discontinued operations, net	—	—	—	(131)	—	(131)

Net income (loss)	$28,968	$23,408	$12,157	$(9,553)	$—	$54,980

*	Excludes discontinued operations

Western Alliance Bancorporation and Subsidiaries

Operating Segment Results

Unaudited

	Western Alliance Bank	Bank of Nevada	Torrey Pines Bank*	Other	Inter- segment elimi- nations	Consoli- dated Company
	(dollars in millions)
At June 30, 2012
Assets	$2,349.6	$2,920.2	$1,895.9	$800.7	$(802.8)	$7,163.6
Gross loans and deferred fees, net	1,783.6	2,002.1	1,422.0	—	(42.9)	5,164.8
Less: Allowance for credit losses	(20.3)	(60.5)	(16.7)	—	—	(97.5)

Loans, net	1,763.3	1,941.6	1,405.3	—	(42.9)	5,067.3

Goodwill and intangible assets	3.8	25.8	0.2	4.1	—	33.9
Deposits	1,998.2	2,430.9	1,592.5	—	(20.2)	6,001.4
Borrowings	70.0	100.0	72.0	74	(12.0)	303.5
Stockholders’ equity	208.7	329.5	161.6	680.4	(708.1)	672.1

	(in thousands)
Three Months Ended June 30, 2012:
Net interest income	$24,060	$27,498	$21,374	$(2,127)	$—	$70,805
Provision for credit losses	2,100	8,747	2,483	—	—	13,330

Net interest income (loss) after provision for credit losses	21,960	18,751	18,891	(2,127)	—	57,475
Non-interest income	1,994	4,291	1,079	1,929	(1,896)	7,397
Non-interest expense	(12,086)	(18,140)	(11,338)	(5,763)	1,896	(45,431)

Income (loss) from continuing operations before income taxes	11,868	4,902	8,632	(5,961)	—	19,441
Income tax expense (benefit)	4,091	1,137	3,340	(3,309)	—	5,259

Income (loss) from continuing operations	7,777	3,765	5,292	(2,652)	—	14,182
Loss from discontinued operations, net	—	—	—	(221)	—	(221)

Net income (loss)	$7,777	$3,765	$5,292	$(2,873)	$—	$13,961

Six Months Ended June 30, 2012:
Net interest income	$47,116	$55,337	$42,610	$(4,201)	$—	$140,862
Provision for credit losses	103	22,229	4,079	—	—	26,411

Net interest income (loss) after provision for credit losses	47,013	33,108	38,531	(4,201)	—	114,451
Non-interest income	3,847	7,874	2,256	3,893	(4,589)	13,281
Noninterest expense	(24,005)	(36,970)	(22,410)	(13,532)	4,589	(92,328)

Income (loss) from continuing operations before income taxes	26,855	4,012	18,377	(13,840)	—	35,404
Income tax expense (benefit)	9,263	(714)	7,297	(6,146)	—	9,700

Income (loss) from continuing operations	17,592	4,726	11,080	(7,694)	—	25,704
Loss from discontinued operations, net	—	—	—	(443)	—	(443)

Net income (loss)	$17,592	$4,726	$11,080	$(8,137)	$—	$25,261

*	Excludes discontinued operations

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion is designed to provide insight into Management’s assessment of significant trends related to the Company’s consolidated financial condition, results of operations, liquidity, capital resources and interest rate sensitivity. This Form 10-Q should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 and unaudited interim Consolidated Financial Statements and notes hereto and financial information appearing elsewhere in this report. Unless the context requires otherwise, the terms “Company,” “we,” and “our” refer to Western Alliance Bancorporation and its wholly owned subsidiaries on a consolidated basis.

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

Forward-looking statements contained in this Quarterly Report on Form 10-Q involve substantial risks and uncertainties, many of which are difficult to predict and are generally beyond the control of the Company and may cause our actual results to differ significantly from historical results and those expressed in any forward-looking statement. Risks and uncertainties include those set forth in our filings with the Securities and Exchange Commission and the following factors that could cause actual results to differ materially from those presented:

•	conditions in the financial markets and the economy may adversely impact financial performance;

•	dependency on real estate and events that negatively impact real estate;

•	high concentration of commercial real estate, construction and development and commercial and industrial loans;

•	actual credit losses may exceed expected losses in the loan portfolio;

•	the geographic concentrations of our assets increase risks related to economic conditions;

•	the effects of interest rates and interest rate policy;

•	exposure of financial instruments to certain market risks may cause volatility in earnings;

•	dependence on low-cost deposits;

•	ability to borrow from Federal Home Loan Bank (“FHLB”) or Federal Reserve Bank (“FRB”);

•	events that further impair goodwill;

•	increase in the cost of funding as a result of changes to our credit rating;

•	expansion strategies may not be successful;

•	our ability to control costs;

•	risk associated with changes in internal controls and processes;

•	our ability to compete in a highly competitive market;

•	our ability to recruit and retain qualified employees, especially seasoned relationship bankers;

•	the effects of terrorist attacks or threats of war;

•	perpetration of internal fraud;

•	risk of operating in a highly regulated industry and our ability to remain in compliance;

•	possible need to revalue our deferred tax assets if stock transactions result in limitations on deductibility of net operating losses or loan losses;

•	exposure to environmental liabilities related to the properties we acquire title;

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

Financial Result Highlights for the Second Quarter of 2013

Net income for the Company of $34.0 million, or $0.39 per diluted share, for the second quarter of 2013 compared to net income of $14.0 million, or $0.15 per diluted share, for the second quarter of 2012.

The significant factors impacting earnings of the Company during the second quarter of 2013 were:

•	Net income available to common shareholders of $33.7 million for the second quarter of 2013 compared to $12.6 million for the second quarter 2012.

•	Net interest income increased by 16.0% to $82.2 million for the second quarter of 2013 compared to $70.8 million for the second quarter of 2012.

•	Net interest margin for the second quarter of 2013 was 4.36% compared to 4.46% for the second quarter of 2012.

•	Provision for credit losses decreased to $3.5 million for the second quarter of 2013 compared to $13.3 million for the second quarter of 2012.

•

The Company experienced net loan growth in the second quarter of 2013 of $556.0 million to $6.41 billion. This increase was driven by growth in commercial and industrial loans and commercial real estate loans. Total loans increased $1.25 billion over the last twelve months from $5.16 billion at June 30, 2012.

•

Total deposits increased during the quarter by $266.0 million to $7.00 billion at June 30, 2013, with growth primarily in certificates of deposits and savings and money market deposits. Deposits increased $1.00 billion over the last twelve months from $6.00 billion at June 30, 2012.

•	Net charge-offs (annualized) to average loans outstanding declined to 0.17% in the second quarter of 2013 from 1.11% in the second quarter of 2012.

•	Nonperforming assets (nonaccrual loans and assets acquired through foreclosure) decreased to 1.9% of total assets from 2.5% in the second quarter 2012.

•	Other assets acquired through foreclosure declined to $76.5 million at June 30, 2013 from $77.0 million at June 30, 2012.

•	On April 30, 2013, the Company completed its acquisition of Centennial Bank (“Centennial”) and recognized a bargain purchase gain of $10.0 million.

The impact to the Company from these items, and others of both a positive and negative nature, will be discussed in more detail as they pertain to the Company’s overall comparative performance for the three and six months ended June 30, 2013 throughout the analysis sections of this report.

Acquisition of Centennial Bank

On April 30, 2013, the Company completed its acquisition of Centennial Bank. Under the terms of the merger, the Company paid $57.5 million in cash for all equity interests in Centennial. The Company merged Centennial into Western Alliance Bank (“WAB”) effective April 30, 2013, reporting combined assets for the resulting bank of $3.16 billion and deposits of $2.76 billion. The merger was undertaken, in part, because the purchase price of Centennial was at a discount to its tangible book value and was accretive to capital at close.

Centennial’s results of operations are included in the Company’s results beginning April 30, 2013. Expenses related to the Centennial acquisition of $2.5 million for the three and six months ended June 30, 2013 have been included in non-interest expense. The acquisition was accounted for under the acquisition method of accounting in accordance with FASB ASC 805, Business Combinations. Assets purchased and liabilities assumed were all recorded at their respective acquisition date fair values. A bargain purchase gain of $10.0 million resulted from the acquisition and is included as a component of non-interest income in the Consolidated Income Statement. The amount of gain is equal to the amount by which the fair value of net assets purchased exceeded the consideration paid.

The recognized amounts of identifiable assets acquired and liabilities assumed are as follows:

(in thousands)
Assets:
Cash and cash equivalents (1)	$70,349
Federal funds sold (1)	8,355
Investment securities	26,014
Loans	351,474
Deferred tax assets	21,666
Premises and equipment	44
Other real estate owned	5,622
Other assets	6,007

Total assets acquired	489,531

Liabilities:
Deposits	338,811
FHLB advances	79,943
Other liabilities	3,233
Total liabilities assumed	$421,987

Net assets acquired	67,544

Consideration paid (1)	57,500

Bargain purchase gain	$10,044

(1)	Cash acquired, net of cash consideration paid of $57.5 million represents the net cash and cash equivalents acquired of $21.2 million as part of the acquisition

A summary of our results of operations and financial condition and select metrics is included in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(in thousands, except per share amounts)
Net income available to common stockholders	$33,663	$12,636	$54,275	$22,173
Basic earnings per share	0.39	0.15	0.63	0.27
Diluted earnings per share	0.39	0.15	0.63	0.27
Total assets	$8,593,684	$7,163,572
Gross loans	$6,411,519	$5,164,858
Total deposits	$7,001,286	$6,001,448
Net interest margin	4.36%	4.46%	4.36%	4.49%
Return on average assets	1.64%	0.80%	1.37%	0.48%
Return on average stockholders’ equity	17.11%	8.48%	14.07%	5.10%

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(in thousands)
Non-accrual loans	$82,899	$104,324
Non-performing assets	251,091	297,149
Non-accrual loans to gross loans	1.29%	2.02%
Net charge-offs (annualized) to average loans	0.17%	1.11%	0.27%	1.15%

Asset and Deposit Growth

The ability to originate new loans and attract new deposits is fundamental to the Company’s asset growth. The Company’s assets and liabilities are comprised primarily of loans and deposits. Total assets increased to $8.59 billion at June 30, 2013 from $7.62 billion at December 31, 2012. Total gross loans including net deferred fees and unearned income, increased by $702.2 million, or 12%, to $6.41 billion as of June 30, 2013 compared to December 31, 2012. Total deposits increased $546.1 million, or 8%, to $7.00 billion as of June 30, 2013 from $6.46 billion as of December 31, 2012.

RESULTS OF OPERATIONS

The following table sets forth a summary financial overview for the comparable three and six months ended June 30, 2013 and 2012:

	Three Months Ended June 30,		Increase	Six Months Ended June 30,		Increase
	2013	2012	(Decrease)	2013	2012	(Decrease)
		(in thousands, except per share amounts)
Consolidated Income Statement Data:
Interest income	$89,285	$77,846	$11,439	$172,393	$155,283	$17,110
Interest expense	7,133	7,041	92	14,038	14,421	(383)

Net interest income	82,152	70,805	11,347	158,355	140,862	17,493
Provision for credit losses	3,481	13,330	(9,849)	8,920	26,411	(17,491)

Net interest income after provision for credit losses	78,671	57,475	21,196	149,435	114,451	34,984
Non-interest income	10,862	7,397	3,465	14,761	13,281	1,480
Non-interest expense	48,531	45,431	3,100	95,460	92,328	3,132

Net income from continuing operations before income taxes	41,002	19,441	21,561	68,736	35,404	33,332
Income tax provision	6,817	5,259	1,558	13,625	9,700	3,925

Income from continuing operations	34,185	14,182	20,003	55,111	25,704	29,407
Loss from discontinued operations, net of tax benefit	(169)	(221)	52	(131)	(443)	312

Net income	$34,016	$13,961	$20,055	$54,980	$25,261	$29,719

Net income available to common stockholders	$33,663	$12,636	$21,027	$54,275	$22,173	$32,102

Income per share—basic	$0.39	$0.15	$0.24	$0.63	$0.27	$0.36

Income per share—diluted	$0.39	$0.15	$0.24	$0.63	$0.27	$0.36

Net Interest Margin

The net interest margin is reported on a tax equivalent basis. A tax equivalent adjustment is added to reflect interest earned on certain municipal securities and loans that are exempt from Federal income tax. The following tables set forth the average balances and interest income on a tax equivalent basis and tax expense for the periods indicated:

	Six Months Ended June 30,
	2013			2012
	(dollars in thousands)
	Average Balance	Interest	Average Yield/Cost (6)	Average Balance	Interest	Average Yield/Cost (6)
Interest-Earning Assets
Securities:
Taxable	$940,265	$8,101	1.72%	$1,153,926	$12,821	2.22%
Tax-exempt (1)	349,415	7,879	6.67%	266,285	6,153	7.11%

Total securities	1,289,680	15,980	3.06%	1,420,211	18,974	3.14%
Federal funds sold and other	2,681	—	0.00%	9,493	1	0.01%
Loans (1) (2) (3)	5,856,986	155,818	5.41%	4,898,476	136,102	5.59%
Short term investments	372,472	121	0.06%	89,351	110	0.25%
Restricted stock	31,076	474	3.05%	33,386	96	0.58%

Total earnings assets	7,552,895	172,393	4.73%	6,450,917	155,283	4.94%
Nonearning Assets
Cash and due from banks	122,861			113,320
Allowance for credit losses	(96,765)			(99,139)
Bank-owned life insurance	139,220			134,848
Other assets	427,308			352,418

Total assets	$8,145,519			$6,952,364

Interest-Bearing Liabilities
Sources of Funds
Interest-bearing deposits:
Interest checking	$617,766	$671	0.22%	511,314	624	0.24%
Savings and money market	2,695,173	3,918	0.29%	2,264,769	4,124	0.36%
Time deposits	1,517,154	3,072	0.40%	1,372,494	4,182	0.61%

Total interest-bearing deposits	4,830,093	7,661	0.32%	4,148,577	8,930	0.43%
Short-term borrowings	183,005	428	0.47%	286,870	551	0.38%
Long-term debt	319,272	5,028	3.15%	73,417	3,969	10.81%
Junior subordinated	36,475	921	5.05%	37,127	971	5.23%

Total interest-bearing liabilities	5,368,845	14,038	0.52%	4,545,991	14,421	0.63%
Noninterest-Bearing Liabilities
Noninterest-bearing demand deposits	1,876,772			1,694,908
Other liabilities	107,407			48,680
Stockholders’ equity	792,495			662,785

Total Liabilities and Stockholders’ Equity	$8,145,519			$6,952,364

Net interest income and margin (4)		$158,355	4.36%		$140,862	4.49%

Net interest spread (5)			4.21%			4.31%

	Three Months Ended June 30,
	2013			2012
	(dollars in thousands)
	Average Balance	Interest	Average Yield/Cost (6)	Average Balance	Interest	Average Yield/Cost (6)
Interest-Earning Assets
Securities:
Taxable	$944,628	$3,910	1.66%	$1,132,950	$6,129	2.16%
Tax-exempt (1)	351,274	3,912	6.33%	284,194	3,260	7.06%

Total securities	1,295,902	7,822	2.92%	1,417,144	9,389	3.15%
Federal funds sold and other	5,285	—	0.00%	18,833	1	0.00%
Loans (1) (2) (3)	6,100,831	81,093	5.40%	5,014,126	68,342	5.50%
Short term investments	371,043	80	0.09%	80,894	60	0.30%
Restricted stock	31,291	290	3.71%	33,416	54	0.65%

Total earnings assets	7,804,352	89,285	4.73%	6,564,413	77,846	4.88%
Nonearning Assets
Cash and due from banks	119,209			113,124
Allowance for credit losses	(96,672)			(97,531)
Bank-owned life insurance	139,740			135,408
Other assets	432,740			346,831

Total assets	$8,399,369			$7,062,245

Interest-Bearing Liabilities
Sources of Funds
Interest-bearing deposits:
Interest checking	$626,768	$370	0.24%	$518,367	$310	0.24%
Savings and money market	2,768,656	2,007	0.29%	2,295,976	1,956	0.34%
Time deposits	1,584,029	1,552	0.39%	1,320,696	1,902	0.58%

Total interest-bearing deposits	4,979,453	3,929	0.32%	4,135,039	4,168	0.40%
Short-term borrowings	188,833	214	0.45%	352,256	400	0.45%
Long-term debt	365,152	2,535	2.78%	73,466	1,986	10.81%
Junior subordinated	36,723	455	4.96%	37,263	487	5.23%

Total interest-bearing liabilities	5,570,161	7,133	0.51%	4,598,024	7,041	0.61%
Noninterest-Bearing Liabilities
Noninterest-bearing demand deposits	1,898,237			1,744,078
Other liabilities	124,621			52,238
Stockholders’ equity	806,350			667,905

Total Liabilities and Stockholders’ Equity	$8,399,369			$7,062,245

Net interest income and margin (4)		$82,152	4.36%		$70,805	4.46%

Net interest spread (5)			4.22%			4.27%

(1)	Yields on loans and securities have been adjusted to a tax-equivalent basis. The tax-equivalent adjustments for the three months ended June 30, 2013 and 2012 were $2,929 and $2,310, respectively.
(2)	Net loan fees of $1.2 million and $1.7 million are included in the yield computation for the three months ended June 30, 2013 and 2012, respectively.
(3)	Includes nonaccrual loans.
(4)	Net interest margin is computed by dividing net interest income by total average earning assets.
(5)	Net interest spread represents average yield earned on interest-earning assets less the average rate paid on interest-bearing liabilities.
(6)	Annualized.

	Six Months Ended June 30,
	2013			2012
	(dollars in thousands)
	Average Balance	Interest	Average Yield/Cost (6), (7)	Average Balance	Interest	Average Yield/Cost (6), (7)
Interest-Earning Assets
Securities:
Taxable	$940,265	$8,101	1.72%	$1,153,926	$12,821	2.22%
Tax-exempt (1)	349,415	7,879	6.67%	266,285	6,153	7.11%

Total securities	1,289,680	15,980	3.06%	1,420,211	18,974	3.14%
Federal funds sold and other	2,681	—	0.00%	9,493	1	0.01%
Loans (1) (2) (3)	5,856,986	155,818	5.41%	4,898,476	136,102	5.59%
Short term investments	372,472	121	0.06%	89,351	110	0.25%
Restricted stock	31,076	474	3.05%	33,386	96	0.58%

Total earnings assets	7,552,895	172,393	4.73%	6,450,917	155,283	4.94%
Nonearning Assets
Cash and due from banks	122,861			113,320
Allowance for credit losses	(96,765)			(99,139)
Bank-owned life insurance	139,220			134,848
Other assets	427,308			352,418

Total assets	$8,145,519			$6,952,364

Interest-Bearing Liabilities
Sources of Funds
Interest-bearing deposits:
Interest checking	$617,766	$671	0.22%	511,314	624	0.24%
Savings and money market	2,695,173	3,918	0.29%	2,264,769	4,124	0.36%
Time deposits	1,517,154	3,072	0.40%	1,372,494	4,182	0.61%

Total interest-bearing deposits	4,830,093	7,661	0.32%	4,148,577	8,930	0.43%
Short-term borrowings	183,005	428	0.47%	286,870	551	0.38%
Long-term debt	319,272	5,028	3.15%	73,417	3,969	10.81%
Junior subordinated	36,475	921	5.05%	37,127	971	5.23%

Total interest-bearing liabilities	5,368,845	14,038	0.52%	4,545,991	14,421	0.63%
Noninterest-Bearing Liabilities
Noninterest-bearing demand deposits	1,876,772			1,694,908
Other liabilities	107,407			48,680
Stockholders’ equity	792,495			662,785

Total Liabilities and Stockholders’ Equity	$8,145,519			$6,952,364

Net interest income and margin (4)		$158,355	4.36%		$140,862	4.49%

Net interest spread (5)			4.21%			4.31%

(1)	Yields on loans and securities have been adjusted to a tax-equivalent basis. The tax-equivalent adjustments for the six months ended June 30, 2013 and 2012 were $6,311 and $4,071, respectively.
(2)	Net loan fees of $3.8 million and $3.1 million are included in the yield computation for the six months ended June 30, 2013 and 2012, respectively.
(3)	Includes nonaccrual loans.
(4)	Net interest margin is computed by dividing net interest income by total average earning assets.
(5)	Net interest spread represents average yield earned on interest-earning assets less the average rate paid on interest-bearing liabilities.
(6)	Annualized.
(7)	Yields for 2013 and 2012 were calculated on a 30-day month 360 days per year.

The table below sets forth the relative impact on net interest income of changes in the volume of earning assets and interest-bearing liabilities and changes in rates earned and paid by the Company on such assets and liabilities. For purposes of this table, nonaccrual loans have been included in the average loan balances.

	Three Months Ended June 30,			Six Months Ended June 30,
	2013 versus 2012			2013 versus 2012
	Increase (Decrease) Due to Changes in (1)(2)			Increase (Decrease) Due to Changes in (1)(2)
	Volume	Rate	Total	Volume	Rate	Total
	(in thousands)			(in thousands)
Interest on investment securities:
Taxable	$(782)	$(1,437)	$(2,219)	$(1,812)	$(2,908)	$(4,720)
Tax-exempt	1,062	(410)	652	2,734	(1,008)	1,726
Federal funds sold and other	—	(1)	(1)	—	(1)	(1)
Loans	14,671	(1,920)	12,751	25,573	(5,857)	19,716
Short term investments	65	(45)	20	84	(73)	11
Restricted stock	(20)	256	236	(35)	413	378

Total interest income	14,996	(3,557)	11,439	26,544	(9,434)	17,110
Interest expense:
Interest checking	65	(5)	60	115	(68)	47
Savings and money market	343	(292)	51	616	(822)	(206)
Time deposits	257	(607)	(350)	285	(1,395)	(1,110)
Short-term borrowings	(184)	(2)	(186)	(241)	118	(123)
Long-term debt	2,027	(1,478)	549	3,819	(2,760)	1,059
Junior subordinated debt	(7)	(25)	(32)	(16)	(34)	(50)

Total interest expense	2,501	(2,409)	92	4,578	(4,961)	(383)

Net increase	$12,495	$(1,148)	$11,347	$21,966	$(4,473)	$17,493

(1)	Changes due to both volume and rate have been allocated to volume changes.
(2)	Changes due to mark-to-market gains/losses under ASC 825 have been allocated to volume changes.

Comparison of interest income, interest expense and net interest margin

The Company’s primary source of revenue is interest income. Interest income for the three months ended June 30, 2013 was $89.3 million, an increase of 15% when comparing interest income for the three months ended June 30, 2012. For the six months ended June 30, 2013, interest income was $172.4 million, compared to $155.3 million for the six months ended June 20, 2012. This increase was primarily from interest income from loans, as a result of an increase in the loan portfolio. Interest income from loans increased by $12.8 million for the three months ended June 30, 2013 compared to the three months ended June 30, 2012 and by $19.7 million for the six months ended June 30, 2013 compared to the six months ended June 30, 2012 as a result of loan growth, including results from acquired loans. Interest income from investment securities decreased by $1.6 million to $7.8 million for the three month period ended June 30, 2013 compared to $9.4 million for the three months ended June 30, 2012. For the six months ended June 30, 2013, interest income from investment securities decreased by $3.0 million to $16.0 million compared to $19.0 million for the six months ended June 30, 2012. Other interest income increased slightly by $0.3 million for the comparable three month periods and by $0.4 million for the comparable six month periods. Despite the increased interest income, average yield on interest earning assets dropped 15 basis points to 4.73% for the three months ended June 30, 2013 compared to 2012, primarily the result of decreased yields on investment securities of 23 basis points and loans of 10 basis points. For the six months ended June 30, 2013, average yield dropped 21 basis points to 4.73% compared to the six months ended June 30, 2012.

Interest expense for the three months ended June 30, 2013 compared to 2012 increased by $0.1 million to $7.1 million from $7.0 million. Interest expense for the six months ended June 30, 2013 compared to 2012 decreased by $0.4 million to $14.0 million from $14.4 million. This decline was primarily due to decreased average cost of deposits, which declined 11 basis points to 0.32% for the six months ended June 30, 2013 compared to the same period in 2012. Interest paid on borrowings increased to $3.2 million for the three months ended June 30, 2013 compared to $2.9 million for the three months ended June 30, 2012 due to advances on the Company’s revolving line of credit and FHLB advances during the three months ended June 30, 2013. Interest paid on borrowings increased to $6.4 million for the six months ended June 30, 2013 compared to $5.5 million for the six months ended June 30, 2012.

Net interest income was $82.2 million for the three months ended June 30, 2013 compared to $70.8 million for the second quarter 2012, an increase of $11.4 million, or 16%. Net interest income was $158.4 million for the six months ended June 30, 2013 compared to $140.9 million for the six months ended June 30, 2012, an increase of $17.5 million, or 12%. The increase in net interest income reflects a $1.2 billion and $1.1 billion increase in average earning assets compared to the three months ended June 30, 2012 and six months ended June 30, 2012, respectively. This increase was offset by a $1.0 billion and $0.8 billion increase in average interest bearing liabilities compared to the three months ended June 30, 2012 and the six months ended June 30, 2012, respectively. Net interest margin was 4.36% for the three months ended June 30, 2013 compared to 4.46% for the three months ended June 30, 2012. Net interest margin was 4.36% for the six months ended June 30, 2013 compared to 4.49% for the six months ended June 30, 2012. The decreased net interest margin of 10 and 13 basis points for the three and six months ended June 30, 2013, respectively, was mostly due to a decrease in yields on loans and investment securities partially offset by a decrease in average cost of funds primarily as a result of downward repricing of deposits and reduced funding costs on long-term debt.

Provision for Credit Losses

The provision for credit losses in each period is reflected as a charge against earnings in that period. The provision is equal to the amount required to maintain the allowance for credit losses at a level that is adequate to absorb probable credit losses inherent in the loan portfolio. The provision for credit losses decreased by $9.8 million to $3.5 million for the three months ended June 30, 2013, compared with $13.3 million for the three months ended June 30, 2012. For the six months ended June 30, 2013 compared to 2012, the provision for credit losses decreased by $17.5 million to $8.9 million compared to $26.4 million. The provision decrease for the three and six month comparable periods was mostly due to decreased provision of $4.9 million and $8.1 million on construction and land development loans, respectively, as well as decreased provision of $5.3 million and $6.7 million on commercial real estate loans, respectively. The Company has been experiencing a downward trend in net charge-offs and overall improved credit quality, which released some reserves due to improved quantitative factors. The Company may establish an additional allowance for credit losses for loans acquired with deteriorated credit quality through a charge to provision for credit losses when impairment is determined as a result of lower than expected cash flows. As of June 30, 2013, the Company held additional allowance for loans acquired with deteriorated credit quality of $1.4 million.

Non-interest Income

The Company earned non-interest income primarily through fees related to services, services provided to loan and deposit customers, bank owned life insurance, investment securities gains, mark to market gains (losses) and other.

The following table presents a summary of non-interest income for the periods presented:

	Three Months Ended June 30,		Increase	Six Months Ended June 30,		Increase (Decrease)
	2013	2012	(Decrease)	2013	2012
Service charges and fees	$2,449	$2,317	$132	$4,983	$4,602	$381
Income from bank owned life insurance	1,036	1,120	(84)	2,072	2,243	(171)
Amortization of affordable housing investments	(900)	(59)	(841)	(1,800)	(59)	(1,741)
(Loss) Gain on sale of investment securities, net	(5)	1,110	(1,115)	143	1,471	(1,328)
Mark to market (losses) gains, net	(3,290)	564	(3,854)	(3,761)	232	(3,993)
Operating lease income	167	259	(92)	361	533	(172)
Investment advisory services	—	655	(655)	—	1,274	(1,274)
Other fee revenue	—	870	(870)	—	1,870	(1,870)
Bargain purchase gain from acquisition	10,044	—	10,044	10,044	—	10,044
Other	1,361	561	800	2,719	1,115	1,604

Total non-interest income	$10,862	$7,397	$3,465	$14,761	$13,281	$1,480

Total non-interest income for the three months ended June 30, 2013 compared to 2012 increased by $3.5 million, or 47%, primarily due to the bargain purchase gain of $10.0 million and increase of other non-interest income of $0.8 million, which was offset by the movement from a mark to market gain to a loss position of $3.3 million and the overall decrease across the remaining income stream totaling $3.5 million, primarily related to the elimination of investment advisory services and other fee revenue and an increase in amortization of affordable housing investments.

Total non-interest income for the six months ended June 30, 2013 compared to 2012 declined by $1.5 million, or 11%, primarily due to the bargain purchase gain of $10.0 million and increase in other non-interest income of $1.6 million, which was offset by the movement from a mark to market gain to a loss position of $3.8 million and the overall decrease across the remaining income streams totaling $6.2 million, primarily related to the elimination of investment advisory services and other fee revenue and an increase in amortization of affordable housing investments.

Non-interest Expense

The following table presents a summary of non-interest expenses for the periods indicated:

	Three Months Ended			Six Months Ended
	June 30,		Increase (Decrease)	June 30,		Increase
	2013	2012		2013	2012	(Decrease)
	(in thousands)			(in thousands)
Salaries and employee benefits	$28,100	$25,995	$2,105	$54,675	$52,659	$2,016
Occupancy	4,753	4,669	84	9,599	9,391	208
Legal, professional and director fees	2,228	2,517	(289)	5,012	4,089	923
Data processing	2,175	1,293	882	4,040	2,288	1,752
Insurance	2,096	2,152	(56)	4,466	4,202	264
Marketing	1,607	1,459	148	3,372	2,830	542
Loan and repossessed asset expense	721	1,653	(932)	2,317	3,337	(1,020)
Customer service	717	682	35	1,360	1,274	86
Net (gain) loss on sales/valuations of repossesed assets and bank premises, net	(1,124)	901	(2,025)	(605)	3,552	(4,157)
Intangible amortization	597	890	(293)	1,194	1,779	(585)
Merger / restructure expenses	2,620	—	2,620	2,815	—	2,815
Other	4,041	3,220	821	7,215	6,927	288

Total non-interest expense	$48,531	$45,431	$3,100	$95,460	$92,328	$3,132

Total non-interest expense for the three months ended June 30, 2013 compared to the same period in 2012 increased by $3.1 million. The most significant changes for the second quarter 2013 compared to 2012 are an increase in salaries and employee benefits of $2.1 million and merger / restructure expenses of $2.6 million, which were primarily from the acquisition of Centennial. These increases were offset by the movement from a loss to a gain on sales / valuations of repossessed assets and bank premises, net of $2.0 million.

Discontinued Operations

The Company has discontinued its affinity credit card business, PartnersFirst, and has presented these activities as discontinued operations. At June 30, 2013 and December 31, 2012, the outstanding credit card loans held for sale were $27.6 million and $31.1 million, respectively.

The following table summarizes the operating results of the discontinued operations for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(in thousands)
Affinity card revenue	$1,132	$336	$2,271	$631
Non-interest expenses	(1,424)	(717)	(2,498)	(1,395)

Loss before income taxes	(292)	(381)	(227)	(764)
Income tax benefit	(123)	(160)	(96)	(321)

Net loss	$(169)	$(221)	$(131)	$(443)

Business Segment Results

Western Alliance Bank, which consists of Alliance Bank of Arizona operating in Arizona and First Independent Bank operating in Northern Nevada, reported net income of $20.5 million and $29.0 million for the three and six month periods ended June 30, 2013, respectively, compared to $7.8 million and $17.6 million for the three and six month periods ended June 30, 2012, respectively. The increase in net income of $12.7 million for the three months ended June 30, 2013 compared to 2012 is mostly due to the $10.0 million bargain purchase gain on the acquisition of Centennial, increased net interest income of $8.5 million and decreased provision for credit losses of $1.1 million, partially offset by $2.5 million of expenses related to the acquisition of Centennial and increased income tax expense of $1.2 million. For the comparable six month periods 2013 to 2012, the increase in net income of $11.4 million was primarily due to the $10.0 million bargain purchase gain on the acquisition of Centennial and increased net interest income of $12.0 million, partially offset by increased provision for credit losses of $3.5 million and $2.5 million of expenses related to the acquisition of Centennial. Total loans grew by $0.4 billion to $2.45 billion at June 30, 2013 compared to $2.04 billion at December 31, 2012. In addition, total deposits increased by $0.4 billion to $2.65 billion at June 30, 2013 from $2.22 billion at December 31, 2012.

Bank of Nevada reported net income of $12.7 million and $23.4 million for the three and six months ended June 30, 2013, respectively, compared to net income of $3.8 million and $4.7 million for the three and six months ended June 30, 2012, respectively. The $8.9 million increase in net income for the comparable three month periods was primarily due to decreased provision for credit losses of $7.7 million as credit quality has improved and an increase of $3.2 million in net interest income, partially offset by increased income tax expense of $3.5 million. For the comparable six month period of 2013 to 2012, the increase was also due to the same factors. The provision for credit losses decreased $20.8 million as credit quality improved and net interest income increased by $4.6 million, partially offset by increased income tax expense of $9.0 million. Total deposits at Bank of Nevada grew by $0.5 billion to $2.62 billion at June 30, 2013 compared to $2.57 billion at December 31, 2012. Total loans increased by $0.2 billion to $2.42 billion at June 30, 2013 from $2.18 billion at December 31, 2012, mostly due to net affiliate loan sales and participations.

Torrey Pines Bank segment, which excludes discontinued operations, reported net income for the three and six months ended June 30, 2013 of $5.8 million and $12.2 million, respectively, compared to $5.3 million and $11.1 million for the three and six months ended June 30, 2012, respectively. The increase in net income of $0.5 million for the second quarter 2013 compared 2012 was mostly due decreased provision for credit losses of $1.7 million and decreased income tax expense of $0.6 million partially offset by decreased net interest income of $0.6 million and decreased non-interest income of $0.5 million. For the six months ended June 30, 2013 compared to 2012, the $1.1 million increase in net income was primarily the result of decreased provision for credit losses of $3.3 million and decreased income tax expense of $1.6 million partially offset by decreased net interest income of $1.2 million and decreased non-interest income of $1.1 million. Total loans at Torrey Pines Bank declined by $13.5 million to $1.52 billion at June 30, 2013 from $1.51 billion at December 31, 2012. Total deposits increased by $70.1 million to $1.75 billion at June 30, 2013 compared to $1.68 billion at December 31, 2012.

The other segment, which includes the holding company, Shine (until October 31, 2012), Western Alliance Equipment Finance, the discontinued operations related to the affinity credit card business excluding loans held for sale (which are included in TPB), and Las Vegas Sunset Properties, reported a net loss of $5.0 million and $9.6 million for the three and six months ended June 30, 2013, respectively, compared to net losses of $2.9 million and $8.1 million for the three and six months ended June 30, 2012, respectively. The increase in the net loss for the comparable three and six month periods was primarily due to increased provision for credit losses, decreased non-interest income and increased non-interest expense, partially offset by an increase in income tax benefit.

Balance Sheet Analysis

Total assets increased $971.0 million, or 13%, to $8.59 billion at June 30, 2013 compared to $7.62 billion at December 31, 2012. The increase primarily relates to the addition of securities purchased under agreement to resell of $134.0 million, increased deposits in other financial institutions of $53.6 million, or 85%, and increased loans held for investment of $705.7 million, or 12%, as compared to December 31, 2012.

Total liabilities increased $931.1 million, or 14%, to $7.79 billion at June 30, 2013 from $6.86 billion at December 31, 2012. The increase primarily relates to increased interest bearing deposits of $559.7 million, or 12%, and increased other borrowings of $224.9 million, or 116% as compared to December 31, 2012.

Total stockholders’ equity increased by $39.9 million to $799.5 million at June 30, 2013 from $759.6 million at December 31, 2012.

The following table shows the amounts of loans held for investment by type of loan at the end of each of the periods indicated.

	June 30,	December 31,
	2013	2012
	(in thousands)
Commercial and industrial	$1,906,293	$1,659,003
Commercial real estate—non-owner occupied	1,839,687	1,505,600
Commercial real estate—owner occupied	1,549,983	1,396,797
Construction and land development	416,745	394,319
Residential real estate	381,687	407,937
Commercial leases	267,770	288,747
Consumer	28,539	31,836
Net deferred loan fees	(6,830)	(6,045)

Gross loans, net of deferred fees	6,383,874	5,678,194
Less: allowance for credit losses	(96,323)	(95,427)

Total loans, net	$6,287,551	$5,582,767

Concentrations of Lending Activities

The Company’s lending activities are primarily driven by the customers served in the market areas where the Company has branch offices in the states of Nevada, California and Arizona. The Company monitors concentrations within five broad categories: geography, industry, product, call code, and collateral. The Company grants commercial, construction, real estate and consumer loans to customers through branch offices located in the Company’s primary markets. The Company’s business is concentrated in these areas and the loan portfolio includes significant credit exposure to the commercial real estate market in these areas. As of June 30, 2013 and December 31, 2012, commercial real estate related loans accounted for approximately 59% and 58% of total loans, respectively, and approximately 2% and 3% of commercial real estate related loans are secured by undeveloped land, respectively. Substantially all of these loans are secured by first liens with an initial loan to value ratio of generally not more than 75%. Approximately 46% and 48% of these commercial real estate loans, excluding construction and land loans, were owner occupied at June 30, 2013 and December 31, 2012, respectively. In addition, approximately 3% and 4% of total loans were unsecured as of June 30, 2013 and December 31, 2012, respectively.

Impaired Loans

A loan is identified as impaired when it is probable that interest and principal will not be collected according to the contractual terms of the original loan agreement. Generally, impaired loans are classified as nonaccrual. However, in certain instances, impaired loans may continue on an accrual basis, such as loans classified as impaired due to doubt regarding collectability according to contractual terms, but which are both fully secured by collateral and are current in their interest and principal payments. Impaired loans are measured for reserve requirements in accordance with FASB ASC 310, Receivables, based on the present value of expected future cash flows discounted at the loan’s effective interest rate or, as a practical expedient, at the loan’s observable market price or the fair value of the collateral less applicable disposition costs if the loan is collateral dependent. The amount of an impairment reserve, if any, and any subsequent changes are charged against the allowance for credit losses. In addition to our own internal loan review process, the Federal Deposit Insurance Corporation (“FDIC”) may from time to time direct the Company to modify loan grades, loan impairment calculations or loan impairment methodology.

Total nonaccrual loans and loans past due 90 days or more and still accruing decreased by $23.0 million, or 22%, at June 30, 2013 to $83.1 million from $106.1 million at December 31, 2012.

The following table summarizes nonperforming assets:

	June 30,	December 31,
	2013	2012
	(in thousands)
Nonaccrual loans	$82,899	$104,716
Loans past due 90 days or more on accrual status	793	1,388
Troubled debt restructured loans	90,900	84,609

Total nonperforming loans	174,592	190,713
Other assets acquired through foreclosure, net	76,499	77,247

Total nonperforming assets	$251,091	$267,960

The following table summarizes the loans for which the accrual of interest has been discontinued, loans past due 90 days or more and still accruing interest, restructured loans, and other impaired loans:

	June 30,	December 31,
	2013	2012
	(dollars in thousands)
Total nonaccrual loans	$82,899	$104,716
Loans past due 90 days or more on accrual status	793	1,388

Total nonperforming loans	83,692	106,104
Troubled debt restructured loans	90,900	84,609
Other impaired loans	6,679	7,442

Total impaired loans	$181,271	$198,155

Other assets acquired through foreclosure, net	$76,499	$77,247
Nonaccrual loans to gross loans	1.29%	1.83%
Loans past due 90 days or more on accrual status to total loans	0.01	0.02
Interest income received on nonaccrual loans	$1,030	$191
Interest income that would have been recorded under the original terms of nonaccrual loans	$1,219	$5,469

The composite of nonaccrual loans were as follows as of the dates indicated:

	At June 30, 2013			At December 31, 2012
	Nonaccrual		Percent of	Nonaccrual		Percent of
	Balance	%	Total Loans	Balance	%	Total Loans
	(dollars in thousands)
Construction and land development	$7,237	8.73%	0.11%	$11,093	10.59%	0.19%
Residential real estate	20,672	24.94%	0.32%	26,722	25.52%	0.47%
Commercial real estate	49,339	59.52%	0.77%	59,975	57.28%	1.05%
Commercial and industrial	5,622	6.78%	0.09%	6,722	6.42%	0.12%
Consumer	29	0.03%	0.00%	204	0.19%	0.00%

Total nonaccrual loans	$82,899	100.00%	1.29%	$104,716	100.00%	1.83%

As of June 30, 2013 and December 31, 2012, nonaccrual loans totaled $82.9 million and $104.7 million, respectively. Nonaccrual loans by bank at June 30, 2013 were $39.9 million at Bank of Nevada, $15.5 million at Western Alliance Bank and $4.3 million at Torrey Pines Bank, compared to $73.5 million at Bank of Nevada, $23.6 million at Western Alliance Bank and $7.6 million at Torrey Pines Bank at December 31, 2012. Nonaccrual loans held at the parent and Las Vegas Sunset Properties were $23.2 million at June 30, 2013. Nonaccrual loans as a percentage of total gross loans were 1.29% and 1.83% at June 30, 2013 and December 31, 2012, respectively. Nonaccrual loans as a percentage of each bank’s total loans at June 30, 2013 were 1.65% at Bank of Nevada, 0.63% at Western Alliance Bank, and 0.28% at Torrey Pines Bank, compared to 3.37% at Bank of Nevada, 1.16% at Western Alliance Bank and 0.51% at Torrey Pines Bank at December 31, 2012. Total lost interest on nonaccrual loans for the three and six months ended June 30, 2013 was $1.2 million and $2.5 million, respectively, compared to $1.5 million and $2.9 million for the three and six months ended June 30, 2012, respectively. The Company recognized $0.8 million and $1.0 million of cash interest on nonaccrual loans for the three and six months ended June 30, 2013, respectively, compared to $0.1 million for the three and six months ended June 30, 2012.

Troubled Debt Restructured Loans

A troubled debt restructured loan is a loan on which the Company, for reasons related to a borrower’s financial difficulties, grants a concession to the borrower that the Company would not otherwise consider. The loan terms that have been modified or restructured due to a borrower’s financial situation include, but are not limited to, a reduction in the stated interest rate, an extension of the maturity or renewal of the loan at an interest rate below current market, a reduction in the face amount of the debt, a reduction in the accrued interest, extensions, deferrals, renewals and rewrites. A troubled debt restructured loan is also considered impaired. Generally, a loan that is modified at an effective market rate of interest may no longer be disclosed as a troubled debt restructuring in years subsequent to the restructuring if it is not impaired based on the terms specified by the restructuring agreement.

During the first quarter 2012, the FDIC conducted an annual safety and soundness examination of Bank of Nevada. As part of the exam, the FDIC reviewed the Company’s allowance for loan and lease losses and evaluated certain loans for which the net present value method was used to measure impairment. The FDIC recommended that the Company change from the net present value method to the collateral dependent method for certain loans which had adequate current cash flows to meet principal and interest debt service requirements, but which had collateral deficits relative to the principal amount of the loan obligation, and limited guarantor support. Following the exam and in the course of evaluating assets for impairment in the first quarter of 2012, the Company substituted the collateral dependent method with respect to the loans identified by the FDIC, which resulted in an increase to the allowance for loan and lease losses of $4.1 million.

As of June 30, 2013 and December 31, 2012, the aggregate amount of loans classified as impaired was $180.7 million and $198.2 million, respectively, a net decrease of 9%. The total specific allowance for credit losses related to these loans was $6.8 million and $12.9 million at June 30, 2013 and December 31, 2012, respectively. As of June 30, 2013 and December 31, 2012, the Company had $90.9 million and $84.6 million, respectively, in loans classified as accruing restructured loans. The net decrease in impaired loans is primarily attributable to decreased commercial real estate, construction and land development, residential real estate and commercial and industrial impaired loans, by $8.9 million, $4.3 million, $1.9 million and $2.2 million, respectively, compared to December 31, 2012. Impaired loans by bank (excluding loans acquired with deteriorated credit quality) at June 30, 2013 were $82.4 million at Bank of Nevada, $29.5 million at Western Alliance Bank, and $18.0 million at Torrey Pines Bank compared to $123.4 million at Bank of Nevada, $43.4 million at Western Alliance Bank, and $18.8 million at Torrey Pines Bank at December 31, 2012. Additionally, Western Alliance Bancorporation held $50.8 million of impaired loans at June 30, 2013 compared to $12.7 million at December 31, 2012.

The following table includes the breakdown of total impaired loans and the related specific reserves:

	At June 30, 2013
	Impaired		Percent of	Reserve		Percent of
	Balance	Percent	Total Loans	Balance	Percent	Total Allowance
	(dollars in thousands)
Construction and land development	$28,147	15.57%	0.44%	$927	13.65%	0.96%
Residential real estate	35,975	19.91%	0.56%	3,485	51.36%	3.62%
Commercial real estate	101,643	56.24%	1.58%	1,252	18.45%	1.30%
Commercial and industrial	14,350	7.94%	0.22%	1,118	16.48%	1.16%
Consumer	606	0.34%	0.01%	4	0.06%	0.00%

Total impaired loans	$180,721	100.00%	2.81%	$6,786	100.00%	7.04%

	At December 31, 2012
	Impaired Balance	Percent	Percent of Total Loans	Reserve Balance	Percent	Percent of Total Allowance
	(dollars in thousands)
Construction and land development	$32,492	16.40%	0.57%	$284	2.21%	0.30%
Residential real estate	37,851	19.10%	0.66%	5,448	42.34%	5.71%
Commercial real estate	110,538	55.78%	1.94%	4,417	34.33%	4.63%
Commercial and industrial	16,510	8.33%	0.29%	2,552	19.84%	2.67%
Consumer	764	0.39%	0.01%	165	1.28%	0.17%

Total impaired loans	$198,155	100.00%	3.47%	$12,866	100.00%	13.48%

The following table summarizes the activity in our allowance for credit losses for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(dollars in thousands)
Allowance for credit losses:
Balance at beginning of period	$95,494	$98,122	$95,427	$99,170
Provisions charged to operating expenses :
Commercial and industrial	2,506	2,747	5,160	6,990
Commercial real estate—non-owner occupied	2,154	2,144	3,724	3,132
Commercial real estate—owner occupied	(714)	4,551	(420)	6,859
Construction and land development	(1,307)	3,593	(909)	7,152
Residential real estate	713	45	1,995	725
Consumer	129	250	(630)	1,553

Total Provision	3,481	13,330	8,920	26,411
Recoveries of loans previously charged-off:
Commercial and industrial	1,757	1,417	2,198	2,194
Commercial real estate—non-owner occupied	154	368	594	1,003
Commercial real estate—owner occupied	479	193	981	1,261
Construction and land development	120	217	821	303
Residential real estate	549	274	1,118	612
Consumer	11	214	25	256

Total recoveries	3,070	2,683	5,737	5,629
Loans charged-off:
Commercial and industrial	1,065	4,933	2,835	8,587
Commercial real estate—non-owner occupied	1,000	2,463	2,908	4,382
Commercial real estate—owner occupied	1,391	3,178	2,370	6,171
Construction and land development	238	3,185	852	8,272
Residential real estate	2,010	2,094	4,503	3,514
Consumer	18	770	293	2,772

Total charged-off	5,722	16,623	13,761	33,698
Net charge-offs	2,652	13,940	8,024	28,069

Balance at end of period	$96,323	$97,512	$96,323	$97,512

Net charge-offs (annualized) to average loans outstanding	0.17%	1.11%	0.27%	1.15%
Allowance for credit losses to gross loans	1.50%	1.89%

The following table summarizes the allowance for credit losses by loan type. However, allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories:

	Allowance for Credit Losses at June 30, 2013
	(dollars in thousands)
	Amount	% of Total Allowance For Credit Losses	% of Loans in Each Category to Gross Loans
Construction and land development	$9,614	9.98%	6.52%
Commercial real estate	34,586	35.90%	53.04%
Residential real estate	13,848	14.38%	5.97%
Commercial and industrial	37,383	38.81%	34.02%
Consumer	892	0.93%	0.45%

Total	$96,323	100.00%	100.00%

	Allowance for Credit Losses at December 31, 2012
	(dollars in thousands)
	Amount	% of Total Allowance For Credit Losses	% of Loans in Each Category to Gross Loans
Construction and land development	$10,554	11.06%	6.90%
Commercial real estate	34,982	36.66%	51.10%
Residential real estate	15,237	15.97%	7.20%
Commercial and industrial	32,860	34.43%	34.30%
Consumer	1,794	1.88%	0.50%

Total	$95,427	100.00%	100.00%

The allowance for credit losses as a percentage of total loans decreased to 1.50% at June 30, 2013 from 1.67% at December 31, 2012. The Company’s credit loss reserve at June 30, 2013 increased slightly to $96.3 million from $95.4 million at December 31, 2012. Although the Company has increased the size of its loan portfolio, the total balance of the allowance for credit losses has stayed relatively flat due to improving credit quality.

Potential Problem Loans

The Company classifies loans consistent with federal banking regulations using a nine category grading system. These loan grades are described in further detail in the Company’s Annual Report on Form 10-K for 2012, “Item 1 Business.” The following table presents information regarding potential problem loans, consisting of loans graded special mention, substandard, doubtful and loss, but still performing:

	At June 30, 2013
	Number of Loans	Loan Balance	Percent	Percent of Total Loans
	(dollars in thousands)
Construction and land development	8	$11,126	9.43%	0.17%
Commercial real estate	67	73,749	62.53%	1.15%
Residential real estate	27	11,304	9.59%	0.18%
Commercial and industrial	65	20,357	17.26%	0.32%
Consumer	6	1,406	1.19%	0.02%

Total	173	$117,942	100.00%	1.84%

	At December 31, 2012
	Number of Loans	Loan Balance	Percent	Percent of Total Loans
		(dollars in thousands)
Construction and land development	8	$5,821	4.89%	0.10%
Commercial real estate	70	82,422	69.30%	1.44%
Residential real estate	34	9,749	8.20%	0.17%
Commercial and industrial	79	20,155	16.95%	0.35%
Consumer	6	783	0.66%	0.01%

Total	197	$118,930	100.00%	2.07%

Investment Securities

Investment securities are classified at the time of acquisition as either held-to-maturity, available-for-sale, or trading based upon various factors, including asset / liability Management strategies, liquidity and profitability objectives, and regulatory requirements. Held-to-maturity securities are carried at amortized cost, adjusted for amortization of premiums or accretion of discounts. Available-for-sale securities are securities that may be sold prior to maturity based upon asset/liability Management decisions. Investment securities identified as available-for-sale are carried at fair value. Unrealized gains or losses on available-for-sale securities are recorded as accumulated other comprehensive income in stockholders’ equity. Amortization of premiums or accretion of discounts on mortgage-backed securities is periodically adjusted for estimated prepayments. Investment securities measured at fair value are reported at fair value, with unrealized gains and losses included in current period earnings.

The investment securities portfolio of the Company is utilized as collateral for borrowings, required collateral for public deposits and customer repurchase agreements, and to manage liquidity, capital and interest rate risk.

The carrying value of investment securities at June 30, 2013 and December 31, 2012 was as follows:

	June 30,	December 31,
	2013	2012
	(in thousands)
U.S. government sponsored agency securities	$27,742	$—
Direct obligations and GSE residential mortgage-backed securities	701,113	668,265
Private label residential mortgage-backed securities	27,660	35,607
Municipal obligations	272,037	265,073
Adjustable-rate preferred stock	66,234	75,555
Mutual funds	32,344	37,961
CRA investments	25,125	25,816
Trust preferred securities	24,089	24,135
Collateralized debt obligations	50	50
Private label commercial mortgage-backed securities	5,501	5,741
Corporate bonds	97,779	97,781

Total investment securities	$1,279,674	$1,235,984

Gross unrealized losses at June 30, 2013 and December 31, 2012 are primarily caused by interest rate fluctuations, credit spread widening and reduced liquidity in applicable markets. The Company has reviewed investment securities on which there is an unrealized loss in accordance with its accounting policy for OTTI described in Note 3, “Investment Securities,” and determined there was no OTTI for the three and six months ended June 30, 2013 and 2012.

The Company does not consider any securities, other than those impaired in prior periods, to be other-than-temporarily impaired as of June 30, 2013 and December 31, 2012. However, without recovery in the near term such that liquidity returns to the applicable markets and spreads return to levels that reflect underlying credit characteristics, additional OTTI may occur in future periods.

Goodwill and Intangibles

Goodwill is created when a company acquires a business. When a business is acquired, the purchased assets and liabilities are recorded at fair value and intangible assets are identified. Excess consideration paid to acquire a business over the fair value of the net assets is recorded as goodwill. The Company’s annual goodwill impairment testing is performed as of October 1. The Company determined that there was no triggering event or other factor to indicate an interim test of goodwill impairment was necessary for the second quarter of 2013.

Deferred Tax Asset

WAL and its subsidiaries, other than BW Real Estate, Inc., file a consolidated federal tax return. Due to tax regulations, several items of income and expense are recognized in different periods for tax return purposes than for financial reporting purposes. These items represent “temporary differences.” Deferred taxes are provided on an asset and liability method whereby deferred tax assets are recognized for deductible temporary differences and tax credit carry-forwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of Management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effect of changes in tax laws and rates on the date of enactment.

Although realization is not assured, the Company believes that the realization of the net deferred tax asset is more likely than not based on expectations as to future taxable income and based on available tax planning strategies as defined in FASB ASC 740, Income Taxes (“ASC 740”) that could be implemented if necessary to prevent a carryforward from expiring.

See Note 12, “Income Taxes” to the Consolidated Financial Statements for further discussion on income taxes.

Deposits

Deposits have been the primary source for funding the Company’s asset growth. At June 30, 2013, total deposits were $7.00 billion, compared to $6.46 billion at December 31, 2012. The deposit growth of $546.1 million, or 8.5%, was primarily driven by increased interest-bearing demand deposits of $559.7 million. In addition, the bank subsidiaries are members of Certificate of Deposit Registry Service (“CDARS”) and Insured Cash Sweep Service (“ICS”). CDARS and ICS provide mechanisms for obtaining FDIC insurance on large deposits. At June 30, 2013, the Company had $362.2 million of CDARS deposits and $226.3 million of ICS deposits. At December 31, 2012, the Company had $386.3 million of CDARS deposits and $107.6 million ICS deposits. At June 30, 2013 and December 31, 2012, the Company had $238.1 million and $99.8 million, respectively, of wholesale brokered deposits.

The following table provides the average balances and weighted average rates paid on deposits:

	Three Months Ended
	June 30,
	2013		2012
	Average Balance/Rate		Average Balance/Rate
	(dollars in thousands)
Interest checking (NOW)	$626,768	0.24%	$518,367	0.24%
Savings and money market	2,768,656	0.29	2,295,976	0.34
Time	1,584,029	0.39	1,320,696	0.58

Total interest-bearing deposits	4,979,453	0.32	4,135,039	0.40
Noninterest bearing demand deposits	1,898,237	—	1,744,078	—

Total deposits	$6,877,690	0.23%	$5,879,117	0.28%

	Six Months Ended June 30,
	2013		2012
	Average Balance/Rate		Average Balance/Rate
	(dollars in thousands)
Interest checking (NOW)	$617,766	0.22%	$511,314	0.24%
Savings and money market	2,695,173	0.29	2,264,769	0.36
Time	1,517,154	0.40	1,372,494	0.61

Total interest-bearing deposits	4,830,093	0.32	4,148,577	0.43
Noninterest bearing demand deposits	1,876,772	—	1,694,908	—

Total deposits	$6,706,865	0.23%	$5,843,485	0.31%

Other Assets Acquired Through Foreclosure

The following table presents the changes in other assets acquired through foreclosure:

	Three Months Ended June 30, 2013			Three Months Ended June 30, 2012
	Gross Balance	Valuation Allowance	Net Balance	Gross Balance	Valuation Allowance	Net Balance
Balance, beginning of the period	$108,418	$(30,497)	$77,921	$128,821	$(47,376)	$81,445
Transfers to other assets acquired through foreclosure, net	4,664	—	4,664	3,787	—	3,787
Additions from acquisition of Centennial	5,622	—	5,622	—	—	—
Proceeds from sale of other real estate owned and repossessed assets, net	(17,422)	4,639	(12,783)	(12,257)	5,004	(7,253)
Valuation adjustments, net (2)	—	(566)	(566)	—	(1,024)	(1,024)
Gains (losses), net (1) (2)	1,641	—	1,641	39	—	39

Balance, end of period	$102,923	$(26,423)	$76,499	$120,391	$(43,396)	$76,994

(1)	Included in gains (losses), net are gains recognized of $23 thousand during the quarter ended June 30, 2013 and $128 thousand during the quarter ended June 30, 2012 pursuant to accounting guidance

	Six Months Ended June 30, 2013			Six Months Ended June 30, 2012
	Gross Balance	Valuation Allowance	Net Balance	Gross Balance	Valuation Allowance	Net Balance
Balance, beginning of the period	$113,474	$(36,227)	$77,247	$135,148	$(46,044)	$89,104
Transfers to other assets acquired through foreclosure, net	11,273	—	11,273	8,715	—	8,715
Additions from acquisition of Centennial	5,622	—	5,622	—	—	—
Proceeds from sale of other real estate owned and repossessed assets, net	(29,542)	11,386	(18,156)	(23,179)	5,926	(17,253)
Valuation adjustments, net (2)	—	(1,582)	(1,582)	—	(3,279)	(3,279)
Gains (losses), net (1) (2)	2,096	—	2,096	(294)	—	(294)

Balance, end of period	$102,923	$(26,423)	$76,499	$120,391	$(43,396)	$76,994

(1)

Included in gains (losses), net are gains recognized of $345 thousand during the six month period ended June 30, 2013 and $229 thousand during the six month period ended June 30, 2012 pursuant to accounting guidance

Other assets acquired through foreclosure consist primarily of properties acquired as a result of, or in-lieu-of, foreclosure. Properties or other assets are classified as other real estate owned and other repossessed property and are reported at the lower of carrying value or fair value, less estimated costs to sell the property. Costs relating to the development or improvement of the assets are capitalized and costs relating to holding the assets are charged to expense. The Company had $76.5 million and $77.2 million, respectively, of such assets at June 30, 2013 and December 31, 2012. At June 30, 2013, the Company held approximately 70 other real estate owned properties compared to 75 at December 31, 2012. When significant adjustments were based on unobservable inputs, such as when a current appraised value is not available or Management determines the fair value of the collateral is further impaired below appraised value and there is no observable market price, the resulting fair value measurement has been categorized as a Level 3 measurement.

Junior Subordinated Debt

The Company measures the balance of the junior subordinated debt at fair value, which was $39.9 million at June 30, 2013 and $36.2 million at December 31, 2012. The difference between the aggregate fair value of junior subordinated debt and the aggregate unpaid principal balance of $66.5 million was $26.6 million at June 30, 2013.

Short-Term Borrowed Funds

The Company from time to time utilizes short-term borrowed funds to support short-term liquidity needs generally created by increased loan demand. The majority of these short-term borrowed funds consist of advances from the FHLB and FRB and customer repurchase agreements. The Company’s borrowing capacity at FHLB and FRB is determined based on collateral pledged, generally consisting of securities and loans. In addition, the Company has borrowing capacity from other sources pledged by securities, including securities sold under agreements to repurchase, which are reflected at the amount of cash received in connection with the transaction, and may require additional collateral based on the fair value of the underlying securities. At June 30, 2013, total short-term borrowed funds consisted of customer repurchases of $51.9 million, a $50.0 million credit line advance and $20.0 million FHLB advances. At December 31, 2012, total short-term borrowed funds consisted of $79.0 million of customer repurchases and $120.0 million of FHLB advances. The decrease in short-term borrowed funds of $77.1 million was the result of increased liquidity from customer deposits and a change in funding duration to longer term to mitigate margin compression.

Long-Term Debt

In 2010, the Company completed a public offering of $75.0 million in principal Senior Notes due in 2015 bearing interest of 10%. At June 30, 2013, the net principal balance was $73.9 million. In the first quarter of 2013, the Company entered into a long-term fixed rate advance with the FHLB for $200.0 million at an interest rate of 1.04% due in January 2018.

Securities sold short

During the first quarter 2013, the Company entered into a Treasury short transaction to mitigate the Company’s modest liability sensitive interest rate risk profile. The Company sold short fixed rate Treasury securities and invested the proceeds in a short-term repurchase agreement. The balance was $129.5 million at June 30, 2013.

Other liabilities

The increase of $54.1 million to $153.0 million at June 30, 2013 compared to December 31, 2012 was primarily due to an increase in unfunded loan commitments and the addition of an unfunded investment in affordable housing credits.

Critical Accounting Policies

Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and could potentially result in materially different results under different assumptions and conditions. The critical accounting policies upon which the Company’s financial condition and results of operation depend, and which involve the most complex subjective decisions or assessments, are included in the discussion entitled “Critical Accounting Policies” in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012, and all amendments thereto, as filed with the Securities and Exchange Commission. There were no material changes to the critical accounting policies disclosed in the Annual Report on Form 10-K.

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

The ability to have readily available funds sufficient to repay fully maturing liabilities is of primary importance to depositors, creditors and regulators. The Company’s liquidity, represented by cash and amounts due from banks, federal funds sold and non-pledged marketable securities, is a result of our operating, investing and financing activities and related cash flows. In order to ensure funds are available when necessary, on at least a quarterly basis, the Company projects the amount of funds that will be required, and we strive to maintain relationships with a diversified customer base. Liquidity requirements can also be met through short-term borrowings or the disposition of short-term assets. The Company has unsecured borrowing lines at correspondent banks totaling $120.0 million. In addition, loans and securities are pledged to the FHLB providing $1.38 billion in borrowing capacity with outstanding borrowings and letters of credit of $292.2 million and $132.5 million, respectively, leaving $951.6 million in available credit as of June 30, 2013. Loans and securities pledged to the FRB discount window provided $559.2 million in borrowing capacity. As of June 30, 2013, there were no outstanding borrowings from the FRB, thus the Company’s available credit on this facility totaled $559.2 million.

The Company has a formal liquidity policy, and in the opinion of Management, the Company’s liquid assets are considered adequate to meet cash flow needs for loan funding and deposit cash withdrawals for the next 90-120 days. At June 30, 2013, there was $808.9 million in liquid assets comprised of $251.2 million in cash and cash equivalents and $557.7 million in unpledged marketable securities. At December 31, 2012, the Company maintained $702.7 million in liquid assets comprised of $205.3 million of cash and cash equivalents and $445.6 million of unpledged marketable securities.

The holding company maintains additional liquidity that would be sufficient to fund its operations and certain nonbank affiliate operations for an extended period should funding from normal sources be disrupted. Since deposits are taken by the bank operating subsidiaries and not by the parent company, parent company liquidity is not dependent on the bank operating subsidiaries’ deposit balances. In the analysis of parent company liquidity, it is assumed that the parent company is unable to generate funds from additional debt or equity issuance, receives no dividend income from subsidiaries, and does not pay dividends to shareholders, while continuing to meet nondiscretionary uses needed to maintain operations and repayment of contractual principal and interest payments owed by the parent company and affiliated companies. Under this scenario, the amount of time the parent company and its nonbank subsidiaries can operate and meet all obligations before the current liquid assets are exhausted is considered as part of the parent company liquidity analysis. Management believes the parent company maintains adequate liquidity capacity to operate without additional funding from new sources for over 12 months. The Company’s subsidiary banks (collectively, “the Banks”) maintain sufficient funding capacity to address large increases in funding requirements, such as deposit outflows. This capacity is comprised of liquidity derived from a reduction in asset levels and various secured funding sources.

On a long-term basis, the Company’s liquidity will be met by changing the relative distribution of our asset portfolios, for example by reducing investment or loan volumes, or selling or encumbering assets. Further, the Company can increase liquidity by soliciting higher levels of deposit accounts through promotional activities and/or borrowing from correspondent banks, the FHLB of San Francisco and the FRB. At June 30, 2013, the Company’s long-term liquidity needs primarily relate to funds required to support loan originations and commitments and deposit withdrawals which can be met by cash flows from investment payments and maturities, and investment sales if necessary.

The Company’s liquidity is comprised of three primary classifications: 1) cash flows provided by operating activities; 2) cash flows used in investing activities; and 3) cash flows provided by financing activities. Net cash provided by or used in operating activities consists primarily of net income, adjusted for changes in certain other asset and liability accounts and certain non-cash income and expense items, such as the loan loss provision, investment and other amortization and depreciation. For the six months ended June 30, 2013 and 2012, net cash provided by operating activities was $88.5 million and $83.7 million, respectively.

The Company’s primary investing activities are the origination of real estate, commercial and consumer loans and purchase and sale of securities. The Company’s net cash provided by and used in investing activities has been primarily influenced by the Company’s loan and securities activities. The net increase in loans for the six months ended June 30, 2013 and 2012 was $337.1 million and $425.0 million, respectively.

Net cash provided by financing activities has been impacted significantly by increased deposit levels. During the six months ended June 30, 2013 and 2012, deposits increased $207.6 million and $342.9 million, respectively.

Fluctuations in core deposit levels may increase our need for liquidity as certificates of deposit mature or are withdrawn before maturity and as non-maturity deposits, such as checking and savings account balances, are withdrawn. Additionally, we are exposed to the risk that customers with large deposit balances will withdraw all or a portion of such deposits, due in part to the FDIC limitations on the amount of insurance coverage provided to depositors. To mitigate the uninsured deposit risk, we have joined the CDARS and ICS, programs that allow customers to invest up to $50.0 million in certificates of deposit or money market accounts through one participating financial institution, with the entire amount being covered by FDIC insurance. As of June 30, 2013, we had $362.2 million of CDARS and $226.3 million of ICS deposits.

As of June 30, 2013, the Company had $238.1 million of wholesale brokered deposits outstanding. Brokered deposits are generally considered to be deposits that have been received from a third party that is acting on behalf of that party’s customer. Often, a broker will direct a customer’s deposits to the banking institution offering the highest interest rate available. Federal banking law and regulation places restrictions on depository institutions regarding brokered deposits because of the general concern that these deposits are at a greater risk of being withdrawn and placed on deposit at another institution offering a higher interest rate, thus posing liquidity risk for institutions that gather brokered deposits in significant amounts. The Company does not anticipate using brokered deposits as a significant liquidity source in the near future.

Federal and state banking regulations place certain restrictions on dividends paid by the Banks to the Company. The total amount of dividends which may be paid at any date is generally limited to the retained earnings of each Bank. Dividends paid by the Banks to the Company would be prohibited if the effect thereof would cause the respective Bank’s capital to be reduced below applicable minimum capital requirements. In addition, the Memorandum of Understanding (“MOU”) at Bank of Nevada that was effective through the second quarter 2013 required prior regulatory approval of dividends to the Company. Western Alliance Bank, Torrey Pines Bank, and Las Vegas Sunset Properties have paid dividends in the amount of $7.0 million, $6.0 million, and $4.5 million, respectively, over the past two quarters of 2013 to Western Alliance Bancorporation. Subsequent to June 30, 2013, Torrey Pines and Bank of Nevada paid dividends of $3.0 million and $35.0 million, respectively, to the Company.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Banks to maintain minimum amounts and ratios of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I leverage (as defined) to average assets (as defined). As of June 30, 2013 and December 31, 2012, the Company and the Banks met all capital adequacy requirements to which they are subject.

As of June 30, 2013, each of the capital ratios at each bank subsidiary and the Company exceeded the minimum capital ratio requirements necessary to be classified as well-capitalized, except for the total capital ratio at Western Alliance Bank, which was 9.79% due to the temporary increase in deferred tax assets resulting from the Centennial Bank acquisition. On August 2, 2013, the Company infused $20.0 million in WAB resulting in the bank exceeding the total capital ratio requirement to be considered well-capitalized on a pro forma basis, which was 10.54%. As of December 31, 2012, the Company and each of the Banks exceeded the requirements necessary to be classified as well-capitalized. To be categorized as well-capitalized, the Banks must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the table below. Until recently, Bank of Nevada was subject to an MOU that required it to maintain a higher Tier 1 leverage ratio than otherwise required to be considered well-capitalized. At June 30, 2013 and December 31, 2012, the capital levels at Bank of Nevada exceeded this elevated requirement. The MOU was terminated, effective as of July 9, 2013, and, therefore, Bank of Nevada is no longer subject to this requirement.

Federal banking regulators have proposed revisions to the bank capital requirement standards known as Basel III. Basel III strengthens bank capital requirements and introduces new regulatory requirements on bank liquidity and bank leverage. Based on the Company’s assessment of these proposed regulations, as of June 30, 2013, the Company and each of the Banks, with the exception of WAB, as explained in the preceding paragraph, met the requirements necessary to be classified as well-capitalized under the proposed regulation. As of August 2, 2013, after the capital infusion discussed in the preceding paragraph, WAB met the requirements to be classified as well-capitalized. As of December 31, 2012, the Company and each of the Banks met the requirements necessary to be classified as well-capitalized.

The actual capital amounts and ratios for the Company are presented in the following table:

			Adequately-		Minimum For
			Capitalized		Well-Capitalized
	Actual		Requirements		Requirements
As of June 30, 2013	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
Total Capital (to Risk Weighted Assets)	$926,990	12.0%	$615,935	8.0%	$769,919	10.0%
Tier I Capital (to Risk Weighted Assets)	830,727	10.8	307,967	4.0	461,951	6.0
Leverage ratio (to Average Assets)	830,727	9.9	334,904	4.0	418,631	5.0

			Adequately-		Minimum For
			Capitalized		Well-Capitalized
	Actual		Requirements		Requirements
As of December 31, 2012	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
Total Capital (to Risk Weighted Assets)	$856,199	12.6%	$543,618	8.0%	$679,523	10.0%
Tier I Capital (to Risk Weighted Assets)	768,687	11.3	272,102	4.0	408,152	6.0
Leverage ratio (to Average Assets)	768,687	10.1	304,430	4.0	380,538	5.0

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk

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

Net Interest Income Simulation. In order to measure interest rate risk at June 30, 2013, we used a simulation model to project changes in net interest income that result from forecasted changes in interest rates. This analysis calculates the difference between net interest income forecasted using an immediate increase and decrease in interest rates and a net interest income forecast using a flat market interest rate environment derived from spot yield curves typically used to price our assets and liabilities. The income simulation model includes various assumptions regarding the re-pricing relationships for each of our products. Many of our assets are floating rate loans, which are assumed to re-price immediately, and proportional to the change in market rates, depending on their contracted index. Some loans and investments include the opportunity of prepayment (embedded options), and accordingly the simulation model uses estimated market speeds to derive prepayments and reinvests proceeds at modeled yields. Our non-term deposit products re-price more slowly, usually changing less than the change in market rates and at our discretion.

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

This simulation model assesses the changes in net interest income that would occur in response to an instantaneous and sustained increase or decrease (shock) in market interest rates. At June 30, 2013, our net interest margin exposure for the next twelve months related to these hypothetical changes in market interest rates was within our current guidelines.

Sensitivity of Net Interest Income

	Interest Rate Scenario (change in basis points from Base)
(in 000’s)	Down 100	Base	Up 100	Up 200	Up 300	Up 400
Interest Income	$344,781	$349,843	$369,966	$394,586	$422,104	$450,679
Interest Expense	$31,368	$31,428	$51,176	$70,990	$90,805	$110,604
Net Interest Income	$313,413	$318,415	$318,790	$323,596	$331,299	$340,075
% Change	-1.6%		0.1%	1.6%	4.0%	6.8%

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

At June 30, 2013, our economic value of equity exposure related to these hypothetical changes in market interest rates was within the current guidelines established by us. The following table shows our projected change in economic value of equity for this set of rate shocks at June 30, 2013.

Economic Value of Equity

	Interest Rate Scenario (change in basis points from Base)
	Down 100	Base	Up 100	Up 200	Up 300	Up 400
Present Value (000’s)
Assets	$8,664,693	$8,554,902	$8,357,106	$8,170,165	$7,996,404	$7,836,214
Liabilities	$7,731,694	$7,604,409	$7,411,369	$7,243,960	$7,077,982	$6,912,060
Net Present Value	$932,999	$950,493	$945,737	$926,205	$918,422	$924,154
% Change	-1.8%		-0.5%	-2.6%	-3.4%	-2.8%

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

Derivative Contracts. In the normal course of business, the Company uses derivative instruments to meet the needs of its customers and manage exposure to fluctuations in interest rates. The following table summarizes the aggregate notional amounts, market values and terms of the Company’s derivative positions with derivative market makers as of June 30, 2013.

Outstanding Derivatives Positions

		Weighted Average
Notional	Net Value	Term (in yrs)
11,311,387	(481,178)	7.0

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

Changes in Internal Control over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2013, which have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

As previously disclosed in the Company’s Annual Report on Form 10-K, one of the Company’s banking subsidiaries, Bank of Nevada, operated under informal supervisory oversight by banking regulators in the form of a Memorandum of Understanding. The MOU required enhanced management of such matters as asset quality, credit administration, repossessed property, information technology, and imposed a number of other requirements. The MOU was terminated, effective as of July 9, 2013.

Item 1A.	Risk Factors

There have not been any material changes to the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

31.1*	CEO Certification Pursuant to Rule 13a-14(a)/15d-14(a).

31.2*	CFO Certification Pursuant to Rule 13a-14(a)/15d-14(a).

32**	CEO and CFO Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes – Oxley Act of 2002.

101.INS	XBRL Instance Document

The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30,2013, formatted in Extensible Business Reporting Language (XBRL), include: (i) Consolidated Balance Sheets at June 30, 2013 and December 31, 2012 (ii) Consolidated Income Statements and Comprehensive Income for the three and six months ended June 30, 2013 and 2012, (iii) Consolidated Statement of Stockholders’ Equity at June 30, 2013, (iv) Consolidated Statements of Cash Flows for the six months ended June 30, 2013 and 2012, and (v) Notes to (unaudited) Condensed Consolidated Financial Statements***.

*	Filed herewith.
**	Furnished herewith.
***	Furnished herewith. Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WESTERN ALLIANCE BANCORPORATION

Date: August 9, 2013	By:	/s/ Robert Sarver
Robert Sarver Chief Executive Officer

Date: August 9, 2013	By:	/s/ Dale Gibbons
Dale Gibbons
Executive Vice President and Chief Financial Officer

Date: August 9, 2013	By:	/s/ J. Kelly Ardrey Jr.
J. Kelly Ardrey Jr.
Senior Vice President and Chief Accounting Officer