Form 10-Q
period 2013-09-30
WESTERN ALLIANCE BANCORPORATION
filed 2013-10-31
CIK 1212545

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2013

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                      to

Commission File Number: 001-32550

WESTERN ALLIANCE BANCORPORATION

(Exact name of registrant as specified in its charter)

Nevada	88-0365922
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One E. Washington Street, Phoenix, AZ	85004
(Address of principal executive offices)	(Zip Code)

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒

Common stock issued and outstanding: 87,198,769 shares as of October 25, 2013.

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS (UNAUDITED)

WESTERN ALLIANCE BANCORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2013	2012
	(unaudited)
	(in thousands, except per share amounts)
Assets:
Cash and due from banks	$142,625	$141,789
Securities purchased under agreement to resell	128,102	—
Interest-bearing deposits in other financial institutions	238,306	62,836

Cash and cash equivalents	509,033	204,625
Money market investments	4,176	664
Investment securities—measured at fair value	3,621	5,061
Investment securities—available-for-sale, at fair value; amortized cost of $1,095,942 at September 30, 2013 and $926,050 at December 31, 2012	1,073,886	939,590
Investment securities—held-to-maturity, at amortized cost; fair value of $287,543 at September 30, 2013 and $292,819 at December 31, 2012	289,108	291,333
Investments in restricted stock, at cost	30,186	30,936
Loans—held for sale	25,413	31,124
Loans—held for investment, net of deferred fees	6,490,870	5,678,194
Less: allowance for credit losses	(97,851)	(95,427)

Total loans held for investment	6,393,019	5,582,767
Premises and equipment, net	105,925	107,910
Other assets acquired through foreclosure, net	76,475	77,247
Bank owned life insurance	139,658	138,336
Goodwill	23,224	23,224
Other intangible assets, net	4,747	6,539
Deferred tax assets, net	79,570	51,757
Prepaid expenses	5,236	12,029
Other assets	158,152	119,495

Total assets	$8,921,429	$7,622,637

Liabilities:
Deposits:
Non-interest-bearing demand	$1,972,474	$1,933,169
Interest-bearing	5,302,837	4,522,008

Total deposits	7,275,311	6,455,177
Customer repurchase agreements	55,524	79,034
Securities sold short	126,664	—
Other borrowings	394,105	193,717
Junior subordinated debt, at fair value	39,447	36,218
Other liabilities	204,090	98,875

Total liabilities	8,095,141	6,863,021

Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock—par value $0.0001 and liquidation value per share of $1,000; 20,000,000 authorized; 141,000 shares issued and outstanding at September 30, 2013 and December 31, 2012	141,000	141,000
Common stock—par value $0.0001; 200,000,000 authorized; 87,098,782 shares issued and outstanding at September 30, 2013 and 86,465,050 at December 31, 2012	9	9
Additional paid in capital	792,140	784,852
Accumulated deficit	(92,357)	(174,471)
Accumulated other comprehensive (loss) income	(14,504)	8,226

Total stockholders’ equity	826,288	759,616

Total liabilities and stockholders’ equity	$8,921,429	$7,622,637

See accompanying Notes to unaudited Consolidated Financial Statements.

WESTERN ALLIANCE BANCORPORATION AND SUBSIDIARIES

CONSOLIDATED INCOME STATEMENTS (unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
	(in thousands, except per share amounts)
Interest income:
Loans, including fees	$83,994	$69,580	$239,812	$205,682
Investment securities—taxable	3,977	5,295	11,523	17,522
Investment securities—tax exempt	3,356	2,723	9,712	7,491
Dividends—taxable	286	305	909	899
Dividends—tax exempt	667	711	2,122	2,096
Other	400	55	995	262

Total interest income	92,680	78,669	265,073	233,952

Interest expense:
Deposits	4,232	3,974	11,893	12,904
Other borrowings	3,409	2,225	8,808	6,624
Junior subordinated debt	460	487	1,381	1,458
Customer repurchase agreements	20	37	77	158

Total interest expense	8,121	6,723	22,159	21,144

Net interest income	84,559	71,946	242,914	212,808
Provision for credit losses	—	8,932	8,920	35,343

Net interest income after provision for credit losses	84,559	63,014	233,994	177,465

Non-interest income:
Service charges and fees	2,425	2,412	7,408	7,014
Income from bank owned life insurance	1,832	1,116	3,904	3,359
Amortization of affordable housing investments	(1,504)	(651)	(3,304)	(710)
(Loss) gain on sales of securities, net	(1,679)	1,031	(1,537)	2,502
Mark to market (losses) gains, net	(7)	470	(3,865)	701
Bargain purchase gain from acquisition	—	—	10,044	—
Other income	1,558	2,604	4,736	7,397

Total noninterest income	2,625	6,982	17,386	20,263

Non-interest expense:
Salaries and employee benefits	28,689	25,500	83,363	78,159
Occupancy	4,901	4,655	14,500	14,046
Legal, professional and directors’ fees	3,006	2,291	8,017	6,380
Data processing	1,872	1,390	5,912	3,678
Insurance	1,884	2,121	6,350	6,323
Marketing	1,599	1,231	4,970	4,061
Loan and repossessed asset expenses	1,136	1,236	3,453	4,573
Customer service	677	653	2,037	1,926
Net loss (gain) on sales / valuations of repossesed assets and bank premises, net	371	126	(234)	3,678
Intangible amortization	597	880	1,791	2,660
Goodwill and intangible impairment	—	3,435	—	3,435
Merger / restructure expenses	1,018	113	3,833	113
Other expense	3,925	3,912	11,143	10,839

Total non-interest expense	49,675	47,543	145,135	139,871

Income from continuing operations before provision for income taxes	37,509	22,453	106,245	57,857
Income tax expense	9,288	6,752	22,913	16,452

Income from continuing operations	28,221	15,701	83,332	41,405
Loss from discontinued operations, net of tax benefit	(29)	(243)	(160)	(686)

Net income	28,192	15,458	83,172	40,719
Dividends on preferred stock	352	352	1,058	3,440

Net income available to common shareholders	$27,840	$15,106	$82,114	$37,279

WESTERN ALLIANCE BANCORPORATION AND SUBSIDIARIES

CONSOLIDATED INCOME STATEMENTS (unaudited)

(continued)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
	(in thousands, except per share amounts)
Earnings per share from continuing operations:
Basic	$0.32	$0.19	$0.96	$0.47
Diluted	$0.32	$0.19	$0.95	$0.46
Loss per share from discontinued operations:
Basic	$—	$(0.00)	$—	$(0.01)
Diluted	$—	$(0.00)	$—	$(0.01)
Earnings per share applicable to common shareholders:
Basic	$0.32	$0.18	$0.96	$0.46
Diluted	$0.32	$0.18	$0.95	$0.45
Weighted average number of common shares outstanding:
Basic	85,799	81,758	85,596	81,570
Diluted	86,769	82,294	86,428	82,159
Dividends declared per common share	$—	$—	$—	$—

See accompanying Notes to unaudited Consolidated Financial Statements.

WESTERN ALLIANCE BANCORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME (unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
	(in thousands)
Net income	$28,192	$15,458	$83,172	$40,719

Other comprehensive (loss) income, net:
Unrealized (loss) gain on securities available-for-sale (AFS), net (tax effect of $2,887, $(4,607), $14,327, $(10,637) for each respective period presented)	(4,770)	8,478	(23,670)	18,803
Unrealized (loss) gain on cash flow hedge, net (tax effect of $18, $(5), $10, $(10) for each respective period presented)	(30)	9	(17)	17
Realized gain on cash flow hedge, net (tax effect of $294 for the respective period presented)	—	—	—	(519)
Realized loss (gain) on sale of securities AFS included in income, net (tax effect of $(633), $363, $(580), $904 for each respective period presented)	1,046	(668)	957	(1,598)

Net other comprehensive (loss) income	(3,754)	7,819	(22,730)	16,703

Comprehensive income	$24,438	$23,277	$60,442	$57,422

See accompanying Notes to unaudited Consolidated Financial Statements.

WESTERN ALLIANCE BANCORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (unaudited)

						Accumulated
					Additional	Other		Total
	Preferred Stock		Common Stock		Paid In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	(Loss) Income	Deficit	Equity
	(in thousands)
Balance, December 31, 2012:	141	$141,000	86,465	$9	$784,852	$8,226	$(174,471)	$759,616
Net income	—	—	—	—	—	—	83,172	83,172
Exercise of stock options	—	—	332	—	2,924	—	—	2,924
Stock-based compensation	—	—	111	—	1,608	—	—	1,608
Restricted stock grants, net	—	—	191	—	2,756	—	—	2,756
Dividends on preferred stock	—	—	—	—	—	—	(1,058)	(1,058)
Other comprehensive loss, net	—	—	—	—	—	(22,730)	—	(22,730)

Balance, September 30, 2013	141	$141,000	87,099	$9	$792,140	$(14,504)	$(92,357)	$826,288

See accompanying Notes to unaudited Consolidated Financial Statements.

WESTERN ALLIANCE BANCORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Nine Months Ended September 30,
	2013	2012
	(in thousands)
Cash flows from operating activities:
Net income	$83,172	$40,719
Adjustments to reconcile net income to cash provided by operating activities:
Provision for credit losses	8,920	35,343
Depreciation and amortization	6,655	7,319
Stock-based compensation	4,364	4,725
Deferred income taxes and income taxes receivable	1,761	16,125
Net amortization of discounts and premiums for investment securities	7,658	8,027
Goodwill and intangible impairment	—	3,435
Accretion and amortization of fair market value adjustments due to acquisitions	(10,285)	—
(Gains) / Losses on:
Sales of securities, AFS	1,537	(2,502)
Acquisition of Centennial Bank	(10,044)	—
Other assets acquired through foreclosure, net	(2,388)	(317)
Valuation adjustments of other repossessed assets, net	2,279	4,060
Sale of premises and equipment, net	(125)	(65)
Sale of minority interest in Miller / Russell & Associates, Inc.	—	(776)
Changes in, net of acquisitions:
Other assets/liabilities, net	26,437	9,554
Fair value of assets and liabilities measured at fair value	3,865	(701)

Net cash provided by operating activities	123,806	124,946

Cash flows from investing activities:
Investment securities—measured at fair value Principal pay downs and maturities	1,358	954
Investment securities—available-for-sale
Proceeds from sales	63,153	143,553
Principal pay downs and maturities	161,394	304,428
Purchases	(373,485)	(277,619)
Investment securities—held-to-maturity Principal pay downs and maturities	—	735
Purchase of investment tax credits	(28,172)	(17,901)
(Purchase) / sale of money market investments, net	(3,512)	1,577
Liquidation of restricted stock	750	676
Loan fundings and principal collections, net	(388,259)	(612,929)
Proceeds from loan sales	—	3,435
Sale and purchase of premises and equipment, net	(2,472)	(5,951)
Proceeds from sale of other real estate owned and repossessed assets, net	20,513	26,650
Cash and cash equivalents acquired in acquisition, net	21,204	—

Net cash used in investing activities	(527,528)	(432,392)

WESTERN ALLIANCE BANCORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(continued)

	Nine Months Ended September 30,
	2013	2012
	(in thousands)
Cash flows from financing activities:
Net increase in deposits	481,989	503,464
Net decrease in customer repurchases	(23,510)	—
Proceeds from securities sold short	126,664	—
Net increase (decrease) in borrowings	121,121	(42,276)
Proceeds from exercise of common stock options	2,924	2,620
Cash dividends paid on preferred stock	(1,058)	(3,440)

Net cash provided by financing activities	708,130	460,368

Net increase in cash and cash equivalents	304,408	152,922
Cash and cash equivalents at beginning of year	204,625	154,995

Cash and cash equivalents at end of period	$509,033	$307,917

Supplemental disclosure:
Cash paid during the period for:
Interest	$22,648	$22,263
Income taxes	20,245	1,290
Non-cash investing and financing activity:
Transfers to other assets acquired through foreclosure, net	14,010	19,522
Unfunded commitments to purchase investment tax credits	21,828	34,599
Assets acquired in Centennial merger transaction	410,827	—
Liabilities assumed in Centennial merger transaction	421,987	—
Change in unrealized (loss) gain on AFS securities, net of tax	(23,670)	18,803
Change in unrealized gain on cash flow hedge, net of tax	(17)	17

See accompanying Notes to unaudited Consolidated Financial Statements.

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

Basis of presentation

The accounting and reporting policies of the Company are in accordance with accounting principles generally accepted in the United States (“GAAP”) and conform to practices within the financial services industry. The accounts of the Company and its consolidated subsidiaries are included in these Consolidated Financial Statements. All intercompany balances and transactions have been eliminated.

Use of estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant changes in the near term relate to the determination of the allowance for credit losses; fair value determinations related to acquisitions, including loans acquired with deteriorated credit quality; fair value of other assets acquired through foreclosure; determination of the valuation allowance related to deferred tax assets; impairment of goodwill and other intangible assets and other than temporary impairment of securities. Although the Company’s management (“Management”) believes these estimates to be reasonably accurate, actual amounts may differ. In the opinion of Management, all adjustments considered necessary have been reflected in the Consolidated Financial Statements.

Principles of consolidation

WAL has eleven wholly owned subsidiaries: BON, WAB, TPB, which are all banking subsidiaries; WAEF, which provides equipment finance services; LVSP, which holds certain non-performing assets; and six unconsolidated subsidiaries used as business trusts in connection with the issuance of trust-preferred securities. In addition, until October 31, 2012, WAL maintained an 80% interest in Shine Investment Advisory Services Inc. (“Shine”), a registered investment advisor. WAL divested its 80% interest in Shine as of October 31, 2012. On April 30, 2013, the Company completed its acquisition of Centennial Bank (“Centennial”) and merged Centennial into WAB effective as of the acquisition date. The assets and liabilities of Centennial are included in the Company’s Consolidated Financial Statements as of April 30, 2013. See Note 2, “Acquisitions and Dispositions” for further discussion.

BON has three wholly owned subsidiaries: BW Real Estate, Inc., which operates as a real estate investment trust and holds certain of BON’s real estate loans and related securities; BON Investments, Inc., which holds certain investment securities, municipal loans and leases; and BW Nevada Holdings, LLC, which owns the Company’s 2700 West Sahara Avenue, Las Vegas, Nevada office building.

WAB has one wholly owned subsidiary, WAB Investments, Inc., which holds certain investment securities, municipal loans and leases, and TPB has one wholly owned subsidiary, TPB Investments, Inc., which holds certain investment securities and leases.

The Company does not have any other entities that should be considered for consolidation. All intercompany balances and transactions have been eliminated in consolidation.

Reclassifications

Certain amounts in the Consolidated Financial Statements as of December 31, 2012 and for the three and nine months ended September 30, 2013 have been reclassified to conform to the current presentation. The reclassifications have no effect on net income or stockholders’ equity as previously reported.

Interim financial information

The accompanying unaudited Consolidated Financial Statements as of September 30, 2013 and 2012 have been prepared in condensed format and, therefore, do not include all of the information and footnotes required by GAAP for complete financial statements. These statements have been prepared on a basis that is substantially consistent with the accounting principles applied to the Company’s Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

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

Business combinations

Acquisitions are accounted for in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 805, Business Combinations (“ASC 805”), which requires that all identified assets acquired and liabilities assumed are recorded at their estimated fair value as of the acquisition date. Any excess of the purchase price over amounts allocated to assets acquired, including identifiable intangible assets, and liabilities assumed, is recorded as goodwill. Where amounts allocated to assets acquired and liabilities assumed is greater than the purchase price, a bargain purchase gain is recognized. Acquisition-related costs are expensed as incurred.

Fair values are determined in accordance with FASB ASC 820, Fair Value Measurements and Disclosures (“ASC 820”). In many cases, the determination of these fair values required Management to make estimates about discount rates, future expected cash flows, market conditions and other future events that are subjective in nature and subject to change. Determining the fair value of the assets and liabilities, especially the loan portfolio and other real estate owned (“OREO”), is a complex process involving significant judgment regarding the methods and assumptions used to calculate estimated fair values. The fair value of loans acquired is estimated based on discounted cash flows, which take into consideration current portfolio interest rates and repricing characteristics as well as assumptions related to prepayment speeds and credit losses. Loans acquired with credit deterioration are considered to be impaired and are accounted for in accordance with GAAP (see the policy note, “Loans Acquired with Deteriorated Credit Quality,” for further discussion).

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

Securities classified as AFS or trading are reported on the Consolidated Balance Sheets at their estimated fair value. As the fair value of AFS securities changes, the changes are reported net of income tax as an element of other comprehensive income (“OCI”), except for impaired securities. When AFS securities are sold, the unrealized gain or loss is reclassified from OCI to non-interest income. Changes in the fair values of trading securities are reported in non-interest income. Securities classified as AFS are securities that the Company intends to hold for an indefinite period of time, but not necessarily to maturity. Any decision to sell a security classified as AFS would be based on various factors, including significant movements in interest rates, changes in the maturity mix of the Company’s assets and liabilities, liquidity needs, decline in credit quality, and regulatory capital considerations.

Interest income is recognized based on the coupon rate and increased by accretion of discounts earned or decreased by the amortization of premiums paid, over the contractual life of the security, using the interest method. For mortgage-backed securities, estimates of prepayments are considered in the constant yield calculations.

In estimating whether there are any other than temporary impairment (“OTTI”) losses, Management considers (1) the length of time and the extent to which the fair value has been less than amortized cost, (2) the financial condition and near term prospects of the issuer, (3) the impact of changes in market interest rates, and (4) the intent and ability of the Company to retain its investment for a period of time sufficient to allow for any anticipated recovery in fair value and whether it is not more likely than not the Company would be required to sell the security prior to recovery.

Declines in the fair value of individual debt securities classified as AFS that are deemed to be other than temporary are reflected in earnings when identified. The fair value of the security then becomes the new cost basis. For individual debt securities where the Company does not intend to sell the security and it is not more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis, the other than temporary decline in fair value of the debt security related to (1) credit loss is recognized in earnings, and (2) market or other factors is recognized in other comprehensive income or loss. Credit losses are recorded if the present value of cash flows is less than amortized cost.

For individual debt securities where the Company intends to sell the security or more likely than not, will not recover all of its amortized cost, the OTTI is recognized in earnings equal to the entire difference between the securities cost basis and its fair value at the balance sheet date. For individual debt securities for which a credit loss has been recognized in earnings, interest accruals and amortization and accretion of premiums and discounts are suspended when the credit loss is recognized. Interest received after accruals have been suspended is recognized on a cash basis.

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

The Company’s allowance for credit loss methodology incorporates several quantitative and qualitative risk factors used to establish the appropriate allowance for credit losses at each reporting date. Quantitative factors include the Company’s historical loss experience, delinquency and charge-off trends, collateral values, changes in the level of nonperforming loans and other factors. Qualitative factors include the economic condition of the Company’s operating markets and the state of certain industries. Specific changes in the risk factors are based on actual loss experience, as well as perceived risk of similar groups of loans classified by collateral type and loan grade. An internal one-year and five-year loss history are also incorporated into the allowance calculation model. Due to the credit concentration of the Company’s loan portfolio in real estate secured loans, the value of collateral is heavily dependent on real estate values in Nevada, Arizona and California. While Management uses the best information available to make its evaluation, future adjustments to the allowance may be necessary if there are significant changes in economic or other conditions. In addition, the Federal Deposit Insurance Corporation (“FDIC”) and state bank regulatory agencies, as an integral part of their examination processes, periodically review the Company’s subsidiary banks’ allowances for credit losses, and may require the subsidiary banks to make additions to the allowance based on their judgment about information available to them at the time of their examinations. Management regularly reviews the assumptions and formulas used in determining the allowance and makes adjustments if required to reflect the current risk profile of the portfolio.

The allowance consists of specific and general components. The specific allowance relates to impaired loans. In general, impaired loans include non-accrual loans, loans 90 days past due and still accruing, and other criticized and classified loans. For such loans, an allowance is established when the discounted cash flows, collateral value or observable market price of the impaired loan are lower than the carrying value of that loan, pursuant to FASB ASC 310, Receivables (“ASC 310”). Loans not collateral dependent are evaluated based on the expected future cash flows discounted at the original contractual interest rate. The amount to which the present value falls short of the current loan obligation is recorded as a reserve or charge-off.

The Company uses an appraised value method to determine the need for a reserve or charge-off on impaired, collateral dependent loans and further discounts the appraisal for disposition costs. The Company obtains an independent collateral valuation analysis for each impaired loan, at least annually.

Loans acquired with deteriorated credit quality

FASB ASC 310-30, Accounting for Certain Loans or Debt Securities Acquired in a Transfer (“ASC 310-30”), applies to a loan with evidence of deterioration of credit quality since its origination, and for which it is probable, at acquisition, that the investor will be unable to collect all contractually required payments receivable. For these loans, accounted for under ASC 310-30, Management determines the value of the loan portfolio based, in part, on work provided by an appraiser. Factors considered in the valuation are projected cash flows for the loans, type of loan and related collateral, loan grade, delinquency and loan to value. Loans are grouped together according to similar characteristics and are treated in the aggregate when applying various valuation techniques. Loans are first evaluated individually to determine if there has been credit deterioration since origination. Once acquired loans are determined to have deteriorated credit quality, the Company evaluates such loans for common risk characteristics and aggregation into one or more pools. Common risk characteristics for pooling acquired loans may include credit ratings, loan type, collateral type, delinquency status, geographic location, loan to value, or combinations thereof. Management also estimates the amount of credit losses that are expected to be realized for individual loans by estimating the probability of default and the loss given default, which incorporates the liquidation value of collateral securing loans. These estimates are subjective. The accretion of the fair value adjustments attributable to interest rates on loans acquired with deteriorated credit quality is recorded in interest income in the Consolidated Income Statements over the estimated life of the pool. The fair value adjustment attributable to credit losses on these loans is non-accretable. When a loan is sold, paid off or transferred to OREO and liquidated, any remaining non-accretable yield is recorded in interest income.

Adjustments to these loan values in future periods may occur based on Management’s expectation of future cash flows to be collected over the lives of the loans. Estimating cash flows is performed at a pool level and incorporates analysis of historical cash flows, delinquencies, and charge-offs as well as assumptions about future cash flows. Performance can vary from period to period, causing changes in estimates of the expected cash flows. If based on the review of a pool of loans, it is probable that a significant increase or improvement in cash flows previously expected to be collected, any valuation allowance established for the pool of loans is first reduced for the increase in the present value of cash flows expected to be collected, and any remaining increase in estimated cash flows increases the accretable yield and is recognized over the remaining estimated life of the loan pool. If based on the review of a pool of loans, it is probable that a decrease or impairment in cash flows previously expected to be collected or if actual cash flows are less than cash flows previously expected, the allowance for credit losses is increased for the decrease in the present value of the cash flows expected to be collected.

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

Derivative financial instruments

The Company uses interest-rate swaps to mitigate interest-rate risk associated with changes to (1) the fair value of certain fixed-rate financial instruments (fair value hedges) and (2) certain cash flows related to future interest payments on variable rate financial instruments (cash flow hedges).

The Company recognizes derivatives as assets or liabilities in the Consolidated Balance Sheets at their fair value in accordance with FASB ASC 815, Derivatives and Hedging (“ASC 815”). The accounting for changes in the fair value of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and further, on the type of hedging relationship. On the date the derivative contract is entered into, the Company designates the derivative as a fair value hedge or cash flow hedge. Derivative instruments designated in a hedge relationship to mitigate exposure to changes in the fair value of an asset or liability attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivative instruments designated in a hedge relationship to mitigate exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges.

For a fair value hedge, the change in the fair value of the derivative instrument is recognized in earnings. For a cash flow hedge, the effective portion of the change in the fair value of the derivative is recorded in accumulated other comprehensive income (loss) (“AOCI”) and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Any ineffective portion of the change in fair value of a cash flow hedge is recognized immediately in non-interest income in the Consolidated Income Statement. Under both the fair value and cash flow hedge scenarios, changes in the fair value of derivatives not considered to be highly effective in hedging the change in fair value or the expected cash flows of the hedged item are recognized in earnings as non-interest income during the period of the change.

The Company documents its hedge relationships, including identification of the hedging instruments and the hedged items, as well as its risk management objectives and strategies for undertaking the hedge transaction at the time the derivative contract is executed. Both at inception and at least quarterly thereafter, the Company assesses whether the derivatives used in hedging transactions are highly effective (as defined in the guidance) in offsetting changes in either the fair value or cash flows of the hedged item. Retroactive effectiveness is assessed, as well as the continued expectation that the hedge will remain effective prospectively. The Company discontinues hedge accounting prospectively when it is determined that a hedge is no longer highly effective. When hedge accounting is discontinued on a fair value hedge that no longer qualifies as an effective hedge, the derivative continues to be reported at fair value on the Consolidated Balance Sheets, but the carrying amount of the hedged item is no longer adjusted for future changes in fair value. The adjustment to the carrying amount of the hedged item that existed at the date hedge accounting is discontinued is amortized over the remaining life of the hedged item into earnings.

Derivative instruments that are not designated as hedges per the accounting guidance are reported in the Consolidated Balance Sheets at fair value and the changes in fair value are recognized in earnings as non-interest income during the period of change.

The Company occasionally purchases a financial instrument or originates a loan that contains an embedded derivative instrument. Upon purchasing the instrument or originating the loan, the Company assesses whether the economic characteristics of the embedded derivative are clearly and closely related to the economic characteristics of the remaining component of the financial instrument (i.e., the host contract) and whether a separate instrument with the same terms as the embedded instrument would meet the definition of a derivative instrument. When it is determined that (1) the embedded derivative possesses economic characteristics that are not clearly and closely related to the economic characteristics of the host contract, and (2) a separate instrument with the same terms would qualify as a derivative instrument, the embedded derivative is separated from the host contract and carried at fair value. However, in cases where (1) the host contract is measured at fair value, with changes in fair value reported in current earnings, or (2) the Company is unable to reliably identify and measure an embedded derivative for separation from its host contract, the entire contract is carried on the Consolidated Balance Sheet at fair value and is not designated as a hedging instrument.

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

Fair values of financial instruments

The Company uses fair value measurements to record fair value adjustments to certain assets and liabilities. ASC 820 establishes a framework for measuring fair value, establishes a three-level valuation hierarchy for disclosure of fair value measurement and enhances disclosure requirements for fair value measurements. The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. The Company uses various valuation approaches, including market, income and/or cost approaches. ASC 820 establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that observable inputs be used when available. Observable inputs are inputs that market participants would use in pricing the asset or liability developed based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s assumptions about the factors market participants would consider in pricing the asset or liability developed based on the best information available in the circumstances. The hierarchy is broken down into three levels based on the reliability of inputs, as follows:

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

•

Level 3 — Valuation is generated from model-based techniques where one or more significant inputs are not observable, either directly or indirectly, in the market. These unobservable assumptions reflect the Company’s own estimates of assumptions that market participants would use in pricing the asset or liability. Valuation techniques may include use of matrix pricing, discounted cash flow models and similar techniques.

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

FASB ASC 825, Financial Instruments (“ASC 825”), requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate that value.

Management uses its best judgment in estimating the fair value of the Company’s financial instruments; however, there are inherent limitations in any estimation technique. Therefore, for substantially all financial instruments, the fair value estimates presented herein are not necessarily indicative of the amounts the Company could have realized in a sales transaction at September 30, 2013 or December 31, 2012. The estimated fair value amounts for September 30, 2013 and December 31, 2012 have been measured as of period-end, and have not been reevaluated or updated for purposes of these Consolidated Financial Statements subsequent to those dates. As such, the estimated fair values of these financial instruments subsequent to the reporting date may be different than the amounts reported at the period-end.

The information in Note 11, “Fair Value Accounting,” should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only required for a limited portion of the Company’s assets and liabilities.

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

Deposits

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

Recent accounting pronouncements

In January 2013, the FASB issued guidance within Accounting Standards Update (“ASU”) 2013-01, Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities. The amendments in ASU 2013-01 to Topic 210, Balance Sheet, clarify that the scope of ASU 2011-11, Disclosures about Offsetting Assets and Liabilities, would apply to derivatives, including bifurcated embedded derivatives, repurchase and reverse agreements, and securities borrowing and lending transactions that are either offset or subject to a master netting arrangement. The amendments are effective for fiscal years beginning on or after January 1, 2013, and interim periods within those annual periods. The adoption of this guidance did not have a material impact on the Company’s Consolidated Income Statement, Consolidated Balance Sheet, or Consolidated Cash Flows.

In February 2013, the FASB issued guidance within ASU 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. The amendments in ASU 2013-02 to Topic 220, Comprehensive Income, update, supersede and replace the presentation requirements for reclassifications out of accumulated other comprehensive income in ASUs 2011-05 and 2011-12. The amendments require an entity to provide additional information about reclassifications out of accumulated other comprehensive income. The amendments are effective prospectively for reporting periods beginning after December 15, 2012. The adoption of this guidance did not have a material impact on the Company’s Consolidated Income Statement, Consolidated Balance Sheet, or Consolidated Cash Flows and only impacted the presentation of other comprehensive income in the Consolidated Financial Statements.

In February 2013, the FASB issued guidance within ASU 2013-04, Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation is Fixed at the Reporting Date. The amendments in ASU 2013-04 to Topic 405, Liabilities, provide guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of the Update is fixed at the reporting date, except for obligations addressed with existing GAAP. The guidance requires an entity to measure those obligations as the sum of the amount the reporting entity agreed to pay on behalf of its co-obligors. The guidance also requires an entity to disclose the nature and amount of the obligation, as well as other information about those obligations. The amendment is effective retrospectively for reporting periods beginning after December 15, 2013. Early adoption is permitted. The adoption of this guidance is not expected to have a material impact on the Company’s Consolidated Income Statement, Consolidated Balance Sheet, or Consolidated Cash Flows.

In July 2013, the FASB issued guidance within ASU 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. The amendments in ASU 2013-11 to Topic 740, Income Taxes, provide guidance on the financial statement presentation of unrecognized tax benefits when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The adoption of this guidance is not expected to have a material impact on the Company’s Consolidated Financial Statements.

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

Centennial’s results of operations are included in the Company’s results beginning April 30, 2013. Merger / restructure expenses related to the Centennial acquisition of $0.2 million and $2.7 million for the three and nine months ended September 30, 2013, respectively, have been included in non-interest expense, of which, $1.0 million are acquisition related costs as defined by ASC 805. The acquisition was accounted for under the acquisition method of accounting in accordance with ASC 805. Assets purchased and liabilities assumed were all recorded at their respective acquisition date fair values. A bargain purchase gain of $10.0 million resulted from the acquisition and is included as a component of non-interest income in the Consolidated Income Statement. The amount of gain is equal to the amount by which the estimated fair value of net assets purchased exceeded the consideration paid. Pursuant to the terms of the transaction, $12.7 million in loan receivables were not acquired by the Company.

The recognized amounts of identifiable assets acquired and liabilities assumed are as follows:

(in thousands)
Assets:
Cash and cash equivalents (1)	$70,349
Federal funds sold (1)	8,355
Investment securities - avaialable-for-sale	26,014
Loans	351,474
Deferred tax assets, net	21,666
Premises and equipment	44
Other assets acquired through foreclosure, net	5,622
Other assets	6,007

Total assets acquired	489,531

Liabilities:
Deposits	338,811
FHLB advances	79,943
Other liabilities	3,233
Total liabilities assumed	$421,987

Net assets acquired	67,544

Consideration paid (1)	57,500

Bargain purchase gain from acquisition	$10,044

(1)	Cash acquired, net of cash consideration paid of $57.5 million represents the net cash and cash equivalents acquired of $21.2 million as part of the acquisition.

The fair values of assets acquired and liabilities assumed are subject to adjustment during the first twelve months after the acquisition date if additional information becomes available to indicate a more accurate or appropriate value for an asset or liability. Accordingly, the estimated fair value of net assets are preliminary and subject to measurement period adjustments. Assets that are particularly susceptible to adjustment include certain loans and other assets acquired through foreclosure. However, these adjustments are not expected to be significant. The fair value of net assets acquired includes fair value adjustments to certain receivables that were not considered impaired as of the acquisition date. The fair value adjustments were determined using discounted contractual cash flows. However, the Company believes that all contractual cash flows related to these financial instruments will be collected. As such, these receivables were not considered impaired at the acquisition date and were not subject to the guidance relating to acquired loans which have shown evidence of credit deterioration since origination.

On October 17, 2012, the Company acquired Western Liberty Bancorp (“Western Liberty”), which included two wholly owned subsidiaries, Service 1st Bank of Nevada and LVSP. Service 1st Bank of Nevada was merged into the Company’s wholly owned subsidiary, BON, effective October 19, 2012. LVSP remains a wholly owned subsidiary of WAL.

The following table presents pro forma information as if the Centennial and Western Liberty acquisitions had occurred as of January 1, 2012. The pro forma information is not necessarily indicative of the results of operations as they would have been had the transactions been effected on the assumed dates.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(in thousands, except per share amounts)
Net Interest income (1)	$81,093	$85,151	$238,430	$254,535
Non Interest income (2)	2,625	8,138	7,468	22,147
Net income (3)	25,820	13,549	69,435	36,012
Earnings per share—basic	$0.30	$0.17	$0.81	$0.44
Earnings per share—diluted	$0.30	$0.16	$0.80	$0.44

(1)	Excludes accretion (or amortization) of fair market value adjustments for loans, deposits and other borrowings advances of $3,466 for the three months ended September 30, 2013 and $10,285 for the nine months ended September 30, 2013.
(2)	Excludes bargain purchase gain of $10,044 related to the Centennial acquisition.
(3)	Excludes merger / restructure related costs incurred by the Company($181 for the three months ended September 30, 2013 and $2,660 for the nine months ended September 30, 2013) and Centennial ($0 for the three months ended September 30, 2013 and $1,000 for the nine months ended September 30, 2013) and footnotes 1 and 2 noted above as well as the related tax effects.

Discontinued Operations

The Company has discontinued its affinity credit card business, PartnersFirst, and has presented these activities as discontinued operations. At September 30, 2013 and December 31, 2012, the outstanding credit card loans held for sale were $25.4 million and $31.1 million, respectively. As discussed in Note 14, “Subsequent Events,” certain receivables in this portfolio were sold on October 1, 2013.

The following table summarizes the operating results of the discontinued operations for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
	(in thousands)
Operating revenue	$1,105	$315	$3,376	$947
Non-interest expenses	(1,155)	(734)	(3,653)	(2,130)

Loss before income taxes	(50)	(419)	(277)	(1,183)
Income tax benefit	(21)	(176)	(117)	(497)

Net loss	$(29)	$(243)	$(160)	$(686)

3. INVESTMENT SECURITIES

Carrying amounts and fair values of investment securities at September 30, 2013 and December 31, 2012 are summarized as follows:

	September 30, 2013
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value
	(in thousands)
Held-to-maturity
Collateralized debt obligations	$50	$578	$—	$628
Corporate bonds	97,778	647	(4,586)	93,839
Municipal obligations	189,680	3,531	(1,735)	191,476
Other	1,600	—	—	1,600

	$289,108	$4,756	$(6,321)	$287,543

		OTTI
		Recognized
		in Other	Gross	Gross
	Amortized	Comprehensive	Unrealized	Unrealized	Fair
	Cost	Income	Gains	(Losses)	Value
	(in thousands)
Available-for-sale
U.S. government sponsored agency securities	$28,694	$—	$—	$(1,317)	$27,377
Municipal obligations	110,081	—	302	(4,838)	105,545
Adjustable-rate preferred stock	66,093	—	864	(5,568)	61,389
Mutual funds	32,422	—	123	(222)	32,323
Direct U.S. obligations and GSE residential mortgage-backed securities	769,983	—	5,748	(7,253)	768,478
Private label residential mortgage-backed securities	27,683	—	8	(1,544)	26,147
Trust preferred securities	32,000	—	—	(8,166)	23,834
CRA investments	23,703	—	—	(403)	23,300
Collateralized mortgage-backed securities	5,283	—	210	—	5,493

	$1,095,942	$—	$7,255	$(29,311)	$1,073,886

Measured at fair value
Direct U.S. obligations and GSE residential mortgage-backed securities					$3,621

	December 31, 2012
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value
	(in thousands)
Held-to-maturity
Collateralized debt obligations	$50	$1,401	$—	$1,451
Corporate bonds	97,781	984	(6,684)	92,081
Municipal obligations	191,902	5,887	(102)	197,687
CRA investments	1,600	—	—	1,600

	$291,333	$8,272	$(6,786)	$292,819

		OTTI
		Recognized
		in Other	Gross	Gross
	Amortized	Comprehensive	Unrealized	Unrealized	Fair
	Cost	Income	Gains	(Losses)	Value
	(in thousands)
Available-for-sale
Municipal obligations	$71,777	$—	$1,578	$(184)	$73,171
Adjustable-rate preferred stock	72,717	—	3,591	(753)	75,555
Mutual funds	36,314	—	1,647	—	37,961
Direct U.S. obligations and GSE residential mortgage-backed securities	648,641	—	14,573	(10)	663,204
Private label residential mortgage-backed securities	35,868	(1,811)	2,067	(517)	35,607
Private label commercial mortgage-backed securities	5,365	—	376	—	5,741
Trust preferred securities	32,000	—	—	(7,865)	24,135
CRA investments	23,368	—	848	—	24,216

	$926,050	$(1,811)	$24,680	$(9,329)	$939,590

Measured at fair value
Direct U.S. obligations and GSE residential mortgage-backed securities (3)					$5,061

During the second quarter 2013, a private label mortgage-backed security with a $1.8 million balance of OTTI recognized in other comprehensive income was sold. Accordingly, there is no OTTI balance recognized in other comprehensive income as of September 30, 2013. For additional information on the fair value changes of the securities measured at fair value, see the trading securities table in Note 11, “Fair Value Accounting.”

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

For debt securities and adjustable-rate preferred stock (“ARPS”) that are treated as debt securities for the purpose of OTTI analysis, the Company also considers the cause of the price decline (general level of interest rates and industry- and issuer-specific factors), the issuer’s financial condition, near-term prospects and current ability to make future payments in a timely manner, the issuer’s ability to service debt, and any change in agencies’ ratings at evaluation date from acquisition date and any likely imminent action. For ARPS with a fair value below cost that is not attributable to the credit deterioration of the issuer, such as a decline in cash flows from the security or a downgrade in the security’s rating below investment grade, the Company does not recognize an OTTI charge where determines that it has the intent and ability to retain its investment for a period of time sufficient to allow for any anticipated recovery in fair value.

Gross unrealized losses at September 30, 2013 and December 31, 2012 are primarily caused by interest rate fluctuations, credit spread widening and reduced liquidity in applicable markets. The Company has reviewed securities on which there is an unrealized loss in accordance with its accounting policy for OTTI described above and determined there were no securities impairment charges needed for the three and nine months ended September 30, 2013 and 2012.

The Company does not consider any other securities to be other-than-temporarily impaired as of September 30, 2013 and December 31, 2012. No assurance can be made that additional OTTI will not occur in future periods.

Information pertaining to securities with gross unrealized losses at September 30, 2013 and December 31, 2012, aggregated by investment category and length of time that individual securities have been in a continuous loss position follows:

	September 30, 2013
	Less Than Twelve Months		More Than Twelve Months		Total
	Gross		Gross		Gross
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value	Losses	Value
	(in thousands)
Held-to-maturity
Corporate bonds	$—	$—	$4,586	$80,414	$4,586	$80,414
Municipal obligations	1,735	41,505	—	—	1,735	41,505

	$1,735	$41,505	$4,586	$80,414	$6,321	$121,919

Available-for-sale
U.S. Government-sponsored agency securities	$1,317	$17,377	$—	$—	$1,317	$17,377
Adjustable-rate preferred stock	5,568	43,599	—	—	5,568	43,599
Mutual funds	222	25,862	—	—	222	25,862
Direct U.S obligations and GSE residential mortgage-backed securities	7,242	358,092	11	1,528	7,253	359,620
Municipal obligations	4,838	79,308	—	—	4,838	79,308
Private label residential mortgage-backed securities	1,500	20,322	44	3,460	1,544	23,782
Trust preferred securities	—	—	8,166	23,834	8,166	23,834
Other	403	23,299	—	—	403	23,299

	$21,090	$567,859	$8,221	$28,822	$29,311	$596,681

	December 31, 2012
	Less Than Twelve Months		More Than Twelve Months		Total
	Gross		Gross		Gross
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value	Losses	Value
	(in thousands)
Held-to-maturity
Corporate bonds	$206	$14,794	$6,478	$63,522	$6,684	$78,316
Municipal obligations	102	10,908	—	—	102	10,908

	$308	$25,702	$6,478	$63,522	$6,786	$89,224

Available-for-sale
Adjustable-rate preferred stock	$110	$7,811	$643	$8,723	$753	$16,534
Mutual funds	—	—	—	—	—	—
Corporate bonds	—	—	—	—	—	—
Direct U.S obligations and GSE residential mortgage-backed securities	2	557	8	1,938	10	2,495
Municipal obligations	184	15,713	—	—	184	15,713
Private label residential mortgage-backed securities	120	16,901	397	6,986	517	23,887
Trust preferred securities	—	—	7,865	24,135	7,865	24,135

	$416	$40,982	$8,913	$41,782	$9,329	$82,764

The total number of securities in an unrealized loss position at September 30, 2013 was 202, compared to 66 at December 31, 2012. In analyzing an issuer’s financial condition, Management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and industry analysis reports. Since material downgrades have not occurred and Management does not intend to sell the debt securities for the foreseeable future, none of the securities described in the above table or in this paragraph were deemed to be other than temporarily impaired.

At September 30, 2013 and December 31, 2012, the gross unrealized loss on trust preferred securities classified as AFS was $8.2 million and $7.9 million, respectively. The Company actively monitors its debt and other structured securities portfolios classified as AFS for declines in fair value. At September 30, 2013, the gross unrealized loss on the corporate bond portfolio classified as HTM was $4.6 million, compared to $6.7 million at December 31, 2012. During the prior year, the Federal Reserve announced its intention to keep interest rates at historically low levels into 2015. The yields of most of the bonds in the portfolio are tied to LIBOR, thus, negatively affecting their anticipated returns. Additionally, Moody’s had downgraded certain bonds held in the portfolio during 2012. However, all of the bonds remain investment grade.

The amortized cost and fair value of securities as of September 30, 2013 and December 31, 2012, by contractual maturities, are shown below. The actual maturities of the mortgage-backed securities may differ from their contractual maturities because the loans underlying the securities may be repaid without any penalties due to borrowers that have the right to call or prepay obligations with or without call or prepayment penalties. These securities are included in the after ten years category in the following table.

	September 30, 2013		December 31, 2012
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value
	(in thousands)
Held-to-maturity
Due in one year or less	$2,517	$2,534	$1,600	$1,600
After one year through five years	15,400	15,760	13,596	13,934
After five years through ten years	147,897	144,898	121,238	116,020
After ten years	123,294	124,351	154,899	161,265

	$289,108	$287,543	$291,333	$292,819

Available-for-sale
Due in one year or less	$56,226	$55,725	$65,190	$67,794
After one year through five years	23,694	24,216	24,261	25,906
After five years through ten years	34,019	32,661	8,165	8,000
After ten years (1)	982,003	961,284	828,434	837,890

	$1,095,942	$1,073,886	$926,050	$939,590

(1)	Includes mortgage-backed securities.

The following table summarizes the Company’s investment ratings position as of September 30, 2013:

	As of September 30, 2013
	AAA	Split-rated AAA/AA+	AA+ to AA-	A+ to A-	BBB+ to BBB-	BB+ and below	Totals
	(in thousands)
Municipal obligations	$8,006	$—	$130,149	$149,477	$7,323	$270	$295,225
Direct U.S. obligations & GSE residential mortgage-backed securities	—	772,098	—	—	—	—	772,098
Private label residential mortgage-backed securities	12,396	—	151	5,563	4,145	3,892	26,147
Mutual funds (3)	—	—	—	—	32,323	—	32,323
U.S. Government-sponsored agency securities	—	27,377	—	—	—	—	27,377
Adjustable-rate preferred stock	—	—	—	—	45,970	13,371	59,341
Trust preferred securities	—	—	—	—	23,834	—	23,834
Collateralized debt obligations	—	—	—	—	—	50	50
Corporate bonds	—	—	2,697	40,105	54,976	—	97,778
Collarteralized mortgage-backed securities	5,493	—	—	—	—	—	5,493

Total (1) (2)	$25,895	$799,475	$132,997	$195,145	$168,571	$17,583	$1,339,666

(1)	The Company used the average credit rating of the combination of S&P, Moody’s and Fitch in the above table where ratings differed.
(2)	Securities values are shown at carrying value as of September 30, 2013. Unrated securities consist of CRA investments with a carrying value of $23.3 million, ARPS with a carrying value of $2.0 million and an other investment of $1.6 million.
(3)	At least 80% of mutual funds are investment grade corporate bonds.

The following table summarizes the Company’s investment ratings position as of December 31, 2012:

	As of December 31, 2012
	AAA	Split-rated AAA/AA+	AA+ to AA-	A+ to A-	BBB+ to BBB-	BB+ and below	Totals
	(in thousands)
Municipal obligations	$8,120	$—	$149,352	$92,401	$14,922	$278	$265,073
Direct U.S. obligations & GSE residential mortgage-backed securities	—	668,265	—	—	—	—	668,265
Private label residential mortgage-backed securities	15,219	—	1,649	6,069	5,249	7,421	35,607
Private label commercial mortgage-backed securities	5,741	—	—	—	—	—	5,741
Mutual funds (3)	—	—	—	—	37,961	—	37,961
U.S. Government-sponsored agency securities	—	—	—	—	—	—	—
Adjustable-rate preferred stock	—	—	826	—	60,807	10,838	72,471
Trust preferred securities	—	—	—	—	24,135	—	24,135
Collateralized debt obligations	—	—	—	—	—	50	50
Corporate bonds	—	—	2,696	40,116	54,969	—	97,781

Total (1) (2)	$29,080	$668,265	$154,523	$138,586	$198,043	$18,587	$1,207,084

(1)	The Company used the average credit rating of the combination of S&P, Moody’s and Fitch in the above table where ratings differed.
(2)	Securities values are shown at carrying value as of December 31, 2012. Unrated securities consist of CRA investments with a carrying value of $24.2 million, one ARPS security with a carrying value of $3.1 million and an other investment of $1.6 million.
(3)	At least 80% of mutual funds are investment grade corporate bonds.

Securities with carrying amounts of approximately $638.5 million and $711.7 million at September 30, 2013 and December 31, 2012, respectively, were pledged for various purposes as required or permitted by law.

The following table presents gross gains and (losses) on sales of investment securities:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
	(in thousands)
Gross gains	$602	$1,073	$870	$2,786
Gross (losses)	(2,281)	(42)	(2,407)	(284)

	$(1,679)	$1,031	$(1,537)	$2,502

4. LOANS, LEASES AND ALLOWANCE FOR CREDIT LOSSES

The composition of the Company’s loans held for investment portfolio is as follows:

	September 30,	December 31,
	2013	2012
	(in thousands)
Commercial and industrial	$1,990,568	$1,659,003
Commercial real estate—non-owner occupied	1,864,333	1,505,600
Commercial real estate—owner occupied	1,551,187	1,396,797
Construction and land development	459,764	394,319
Residential real estate	358,962	407,937
Commercial leases	244,312	288,747
Consumer	29,850	31,836
Deferred fees and unearned income, net	(8,106)	(6,045)

	6,490,870	5,678,194
Allowance for credit losses	(97,851)	(95,427)

Total	$6,393,019	$5,582,767

The following table presents the contractual aging of the recorded investment in past due loans by class of loans including loans held for sale and excluding deferred fees:

	September 30, 2013
	Current	30-59 Days Past Due	60-89 Days Past Due	Over 90 days Past Due	Total Past Due	Total
	(in thousands)
Commercial real estate
Owner occupied	$1,538,589	$2,123	$—	$10,475	$12,598	$1,551,187
Non-owner occupied	1,629,045	1,475	12,607	7,294	21,376	1,650,421
Multi-family	213,912	—	—	—	—	213,912
Commercial and industrial
Commercial	1,986,782	1,094	817	1,875	3,786	1,990,568
Leases	243,959	—	—	353	353	244,312
Construction and land development
Construction	264,145	—	—	—	—	264,145
Land	194,218	56	—	1,345	1,401	195,619
Residential real estate	342,382	560	127	15,893	16,580	358,962
Consumer	54,195	309	248	511	1,068	55,263

Total loans	$6,467,227	$5,617	$13,799	$37,746	$57,162	$6,524,389

	December 31, 2012
	Current	30-59 Days Past Due	60-89 Days Past Due	Over 90 days Past Due	Total Past Due	Total
	(in thousands)
Commercial real estate
Owner occupied	$1,372,550	$13,153	$1,757	$9,337	$24,247	$1,396,797
Non-owner occupied	1,327,481	917	4,416	8,573	13,906	1,341,387
Multi-family	164,213	—	—	—	—	164,213
Commercial and industrial
Commercial	1,654,787	3,109	121	986	4,216	1,659,003
Leases	287,768	515	—	464	979	288,747
Construction and land development
Construction	215,597	—	—	—	—	215,597
Land	171,919	826	571	5,406	6,803	178,722
Residential real estate	387,641	3,525	1,837	14,934	20,296	407,937
Consumer	62,271	524	—	165	689	62,960

Total loans	$5,644,227	$22,569	$8,702	$39,865	$71,136	$5,715,363

The following table presents the recorded investment in nonaccrual loans and loans past due ninety days or more and still accruing interest by class of loans:

	September 30, 2013				December 31, 2012
				Loans past				Loans past
	Non-accrual loans			due 90 days	Non-accrual loans			due 90 days
		Past Due/	Total	or more and		Past Due/	Total	or more and
	Current	Delinquent	Non-accrual	still accruing	Current	Delinquent	Non-accrual	still accruing
	(in thousands)
Commercial real estate
Owner occupied	$10,222	$10,391	$20,613	$388	$14,392	$18,394	$32,786	$1,272
Non-owner occupied	12,761	12,885	25,646	4,553	18,299	8,572	26,871	—
Multi-family	—	—	—	—	318	—	318	—
Commercial and industrial
Commercial	1,909	2,092	4,001	4	2,549	3,194	5,743	15
Leases	114	353	467	—	—	979	979	—
Construction and land development
Construction	—	—	—	—	—	—	—	—
Land	5,241	1,401	6,642	—	4,375	6,718	11,093	—
Residential real estate	3,350	15,894	19,244	—	11,561	15,161	26,722	101
Consumer	28	—	28	511	39	165	204	—

Total	$33,625	$43,016	$76,641	$5,456	$51,533	$53,183	$104,716	$1,388

The reduction in interest income associated with loans on nonaccrual status was approximately $1.3 million and $3.8 million for the three and nine months ended September 30, 2013, respectively, and $1.3 million and $4.1 million for the three and nine months ended September 30, 2012, respectively.

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

	September 30, 2013
	Pass	Special Mention	Substandard	Doubtful	Loss	Total
	(in thousands)
Commercial real estate
Owner occupied	$1,465,697	$35,217	$49,293	$980	$—	$1,551,187
Non-owner occupied	1,490,250	64,405	95,766	—	—	1,650,421
Multi-family	206,586	5,618	1,708	—	—	213,912
Commercial and industrial
Commercial	1,964,491	9,661	14,904	1,512	—	1,990,568
Leases	239,002	4,843	467	—	—	244,312
Construction and land development
Construction	256,037	8,108	—	—	—	264,145
Land	167,523	4,676	23,420	—	—	195,619
Residential real estate	324,254	3,865	30,843	—	—	358,962
Consumer	53,518	853	892	—	—	55,263

Total	$6,167,358	$137,246	$217,293	$2,492	$—	$6,524,389

	September 30, 2013
	Pass	Special Mention	Substandard	Doubtful	Loss	Total
	(in thousands)
Current (up to 29 days past due)	$6,164,416	$136,297	$165,836	$678	$—	$6,467,227
Past due 30—59 days	2,622	378	2,617	—	—	5,617
Past due 60—89 days	320	571	12,908	—	—	13,799
Past due 90 days or more	—	—	35,932	1,814	—	37,746

Total	$6,167,358	$137,246	$217,293	$2,492	$—	$6,524,389

	December 31, 2012
	Pass	Special Mention	Substandard	Doubtful	Loss	Total
	(in thousands)
Commercial real estate
Owner occupied	$1,280,337	$50,552	$65,908	$—	$—	$1,396,797
Non-owner occupied	1,257,011	21,065	63,311	—	—	1,341,387
Multi-family	163,895	—	318	—	—	164,213
Commercial and industrial
Commercial	1,630,166	12,370	15,499	968	—	1,659,003
Leases	282,075	5,693	979	—	—	288,747
Construction and land development
Construction	215,395	202	—	—	—	215,597
Land	141,436	5,641	31,645	—	—	178,722
Residential real estate	365,042	7,559	32,446	2,890	—	407,937
Consumer	61,469	469	1,022	—	—	62,960

Total	$5,396,826	$103,551	$211,128	$3,858	$—	$5,715,363

	December 31, 2012
	Pass	Special Mention	Substandard	Doubtful	Loss	Total
	(in thousands)
Current (up to 29 days past due)	$5,387,543	$100,549	$152,827	$3,308	$—	$5,644,227
Past due 30—59 days	4,410	1,310	16,849	—	—	22,569
Past due 60—89 days	4,450	1,692	2,560	—	—	8,702
Past due 90 days or more	423	—	38,892	550	—	39,865

Total	$5,396,826	$103,551	$211,128	$3,858	$—	$5,715,363

The table below reflects recorded investment in loans classified as impaired:

	September 30,	December 31,
	2013	2012
	(in thousands)
Impaired loans with a specific valuation allowance under ASC 310	$20,717	$51,538
Impaired loans without a specific valuation allowance under ASC 310	153,514	146,617

Total impaired loans	$174,231	$198,155

Valuation allowance related to impaired loans	$(5,909)	$(12,866)

The following table presents the impaired loans by class:

	September 30,	December 31,
	2013	2012
	(in thousands)
Commercial real estate
Owner occupied	$45,516	$58,074
Non-owner occupied	54,052	52,146
Multi-family	—	318
Commercial and industrial
Commercial	14,106	15,531
Leases	467	979
Construction and land development
Construction	—	—
Land	26,748	32,492
Residential real estate	32,811	37,851
Consumer	531	764

Total	$174,231	$198,155

An allowance for credit loss is established for an impaired loan when the fair value of the loan is less than the recorded investment. In certain cases, portions of impaired loans are charged-off to realizable value instead of establishing a valuation allowance and, are included, when applicable in the table above as “Impaired loans without specific valuation allowance under ASC 310.” The valuation allowance disclosed above is included in the allowance for credit losses reported in the Consolidated Balance Sheets as of September 30, 2013 and December 31, 2012.

The following table presents average investment in impaired loans by loan class:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
	(in thousands)
Commercial real estate
Owner occupied	$46,108	$61,223	$52,030	$55,881
Non-owner occupied	54,211	60,207	54,553	57,433
Multi-family	—	882	118	983
Commercial and industrial
Commercial	13,786	25,616	14,558	26,097
Leases	565	1,030	817	839
Construction and land development
Construction	—	—	—	1,315
Land	27,418	35,215	28,268	37,440
Residential real estate	34,616	37,814	34,972	34,567
Consumer	564	794	629	1,256

Total	$177,268	$222,781	$185,945	$215,811

The following table presents interest income on impaired loans by class:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
	(in thousands)
Commercial real estate
Owner occupied	$426	$841	$1,182	$1,696
Non-owner occupied	458	649	1,283	1,661
Multi-family	—	—	—	—
Commercial and industrial
Commercial	185	406	454	920
Leases	—	—	—	—
Construction and land development
Construction	—	—	—	—
Land	328	171	874	867
Residential real estate	21	78	45	199
Consumer	7	13	22	31

Total	$1,425	$2,158	$3,860	$5,374

The Company is not committed to lend significant additional funds on these impaired loans.

The following table summarizes nonperforming assets:

	September 30,	December 31,
	2013	2012
	(in thousands)
Nonaccrual loans	$76,641	$104,716
Loans past due 90 days or more on accrual status	5,456	1,388
Troubled debt restructured loans	87,387	84,609

Total nonperforming loans	169,484	190,713
Other assets acquired through foreclosure, net	76,475	77,247

Total nonperforming assets	$245,959	$267,960

Loans Acquired with Deteriorated Credit Quality

The following table presents information regarding the contractually required payments receivable, cash flows expected to be collected and the estimated fair value of loans acquired in the Centennial acquisition, as of April 30, 2013, the closing date of the transaction:

	April 30, 2013
	Commercial	Residential
	Real Estate	Real Estate	Total
	(in thousands)
Contractually required payments:
Loans with credit deterioration since origination	$253,419	$—	$253,419
Purchased non-credit impaired loans	368,040	2,136	370,176

Total loans acquired	$621,459	$2,136	$623,595

Cash flows expected to be collected:
Loans with credit deterioration since origination	$145,346	$—	$145,346
Purchased non-credit impaired loans	304,818	1,352	306,170

Total loans acquired	$450,164	$1,352	$451,516

Fair value of loans acquired:
Loans with credit deterioration since origination	$108,863	$—	$108,863
Purchased non-credit impaired loans	241,541	1,070	242,611

Total loans acquired	$350,404	$1,070	$351,474

Changes in the accretable yield for loans acquired with deteriorated credit quality are as follows:

	September 30, 2013
	Three Months Ended	Nine Months Ended
	(in thousands)
Balance, at beginning of period	$26,073	$7,072
Addition due to acquisition	—	22,318
Reclassification from nonaccretable difference	4,804	5,851
Accretion to interest income	(2,044)	(6,408)

Balance, at end of period	$28,833	$28,833

The addition during the nine months ended September 30, 2013 reflected in the above table relate to the acquisition of Centennial. The primary drivers of reclassification from nonaccretable to accretable yield resulted from changes in estimated cash flows.

Allowance for Credit Losses

The following table summarizes the changes in the allowance for credit losses by portfolio type:

	For the Three Months Ended September 30,
	Construction and	Commercial	Residential	Commercial
	Land Development	Real Estate	Real Estate	and Industrial	Consumer	Total
	(in thousands)
2013
Beginning Balance	$9,614	$34,583	$13,847	$37,383	$896	$96,323
Charge-offs	—	(864)	(1,138)	(544)	(712)	(3,258)
Recoveries	966	422	430	2,242	726	4,786
Provision	(533)	(278)	(247)	354	704	—

Ending balance	$10,047	$33,863	$12,892	$39,435	$1,614	$97,851

2012
Beginning Balance	$13,378	$36,733	$16,957	$26,132	$4,312	$97,512
Charge-offs	(2,315)	(1,470)	(2,242)	(4,100)	(799)	(10,926)
Recoveries	567	633	153	501	38	1,892
Provision	18	2,324	(82)	5,611	1,061	8,932

Ending balance	$11,648	$38,220	$14,786	$28,144	$4,612	$97,410

	For the Nine Months Ended September 30,
	Construction and Land Development	Commercial Real Estate	Residential Real Estate	Commercial and Industrial	Consumer	Total
	(in thousands)
2013
Beginning Balance	$10,554	$34,982	$15,237	$32,860	$1,794	$95,427
Charge-offs	(852)	(6,142)	(5,641)	(3,379)	(1,005)	(17,019)
Recoveries	1,787	1,997	1,548	4,440	751	10,523
Provision	(1,442)	3,026	1,748	5,514	74	8,920

Ending balance	$10,047	$33,863	$12,892	$39,435	$1,614	$97,851

2012
Beginning Balance	$14,195	$35,031	$19,134	$25,535	$5,275	$99,170
Charge-offs	(10,587)	(12,023)	(5,756)	(12,687)	(3,571)	(44,624)
Recoveries	870	2,897	765	2,695	294	7,521
Provision	7,170	12,315	643	12,601	2,614	35,343

Ending balance	$11,648	$38,220	$14,786	$28,144	$4,612	$97,410

The following table presents impairment method information related to loans and allowance for credit losses by loan portfolio segment:

	Commercial	Commercial
	Real Estate-	Real Estate-	Commercial	Residential	Construction
	Owner	Non-Owner	and	Real	and Land	Commercial		Total
	Occupied	Occupied	Industrial	Estate	Development	Leases	Consumer	Loans
	(in thousands)
Loans Held for Investment as of September 30, 2013:
Recorded Investment:
Impaired loans with an allowance recorded	$2,440	$7,654	$2,285	$6,018	$2,178	$114	$28	$20,717
Impaired loans with no allowance recorded	43,076	46,398	11,821	26,793	24,570	353	503	153,514

Total loans individually evaluated for impairment	45,516	54,052	14,106	32,811	26,748	467	531	174,231
Loans collectively evaluated for impairment	1,482,207	1,709,255	1,976,080	323,942	432,521	243,845	29,319	6,197,169
Loans acquired with deteriorated credit quality	23,464	101,026	382	2,209	495	—	—	127,576

Total loans held for investment	$1,551,187	$1,864,333	$1,990,568	$358,962	$459,764	$244,312	$29,850	$6,498,976

Unpaid Principal Balance
Impaired loans with an allowance recorded	$2,933	$8,169	$2,498	$6,082	$2,178	$114	$28	22,002
Impaired loans with no allowance recorded	49,720	48,656	12,325	33,706	25,223	505	515	170,650

Total loans individually evaluated for impairment	52,653	56,825	14,823	39,788	27,401	619	543	192,652
Loans collectively evaluated for impairment	1,482,207	1,709,255	1,976,080	323,942	432,521	243,845	29,319	6,197,169
Loans acquired with deteriorated credit quality	33,112	145,235	1,513	3,750	827	—	—	184,437

Total loans held for investment	$1,567,972	$1,911,315	$1,992,416	$367,480	$460,749	$244,464	$29,862	$6,574,258

Related Allowance for Credit Losses
Impaired loans with an allowance recorded	$580	$810	$1,004	$2,594	$831	$86	$4	5,909
Impaired loans with no allowance recorded	—	—	—	—	—	—	—	—

Total loans individually evaluated for impairment	580	810	1,004	2,594	831	86	4	5,909
Loans collectively evaluated for impairment	14,255	16,845	35,482	10,298	9,216	2,863	1,610	90,569
Loans acquired with deteriorated credit quality	—	1,373	—	—	—	—	—	1,373

Total loans held for investment	$14,835	$19,028	$36,486	$12,892	$10,047	$2,949	$1,614	$97,851

	Commercial	Commercial
	Real Estate-	Real Estate-	Commercial	Residential	Construction
	Owner	Non-Owner	and	Real	and Land	Commercial		Total
	Occupied	Occupied	Industrial	Estate	Development	Leases	Consumer	Loans
	(in thousands)
Loans Held for Investment as of December 31, 2012:
Recorded Investment:
Impaired loans with an allowance recorded	$13,615	$15,217	$4,700	$16,482	$844	$515	$165	$51,538
Impaired loans with no allowance recorded	44,459	37,247	10,831	21,369	31,648	464	599	146,617

Total loans individually evaluated for impairment	58,074	52,464	15,531	37,851	32,492	979	764	198,155
Loans collectively evaluated for impairment	1,332,185	1,440,214	1,642,313	368,034	361,074	287,768	31,072	5,462,660
Loans acquired with deteriorated credit quality	6,538	12,922	1,159	2,052	753	—	—	23,424

Total loans held for investment	$1,396,797	$1,505,600	$1,659,003	$407,937	$394,319	$288,747	$31,836	$5,684,239

Unpaid Principal Balance
Impaired loans with an allowance recorded	$13,634	$18,746	$9,877	$17,837	$848	$515	$540	$61,997
Impaired loans with no allowance recorded	54,947	43,208	11,248	27,098	35,669	464	612	173,246

Total loans individually evaluated for impairment	68,581	61,954	21,125	44,935	36,517	979	1,152	235,243
Loans collectively evaluated for impairment	1,332,185	1,440,214	1,642,313	368,034	361,074	287,768	31,072	5,462,660
Loans acquired with deteriorated credit quality	11,893	18,397	3,730	3,811	1,170	—	—	39,001

Total loans held for investment	$1,412,659	$1,520,565	$1,667,168	$416,780	$398,761	$288,747	$32,224	$5,736,904

Related Allowance for Credit Losses
Impaired loans with an allowance recorded	$2,815	$1,602	$2,314	$5,448	$284	$238	$165	$12,866
Impaired loans with no allowance recorded	—	—	—	—	—	—	—	—

Total loans individually evaluated for impairment	2,815	1,602	2,314	5,448	284	238	165	12,866
Loans collectively evaluated for impairment	15,118	15,447	27,546	9,789	10,270	2,762	1,629	82,561
Loans acquired with deteriorated credit quality	—	—	—	—	—	—	—	—

Total loans held for investment	$17,933	$17,049	$29,860	$15,237	$10,554	$3,000	$1,794	$95,427

As of September 30, 2013, there was $1.4 million of allowance for credit losses on loans acquired with credit deterioration. At December 31, 2012, there was no allowance for credit losses on loans acquired with credit deterioration.

In the first quarter of 2012, the Company modified its allowance for credit losses calculation to exclude cash secured loans. Additionally, for internally participated loans, historical loss factors have been revised as follows. Previously the loss factors utilized were based on those of the bank which held the participation. Under the revised methodology, loss characteristics of the originating bank are utilized by the participating bank for the first four quarters after origination, during which time the loan becomes seasoned. The net effect of these changes compared to the calculation method used at December 31, 2011 was to decrease the provision and allowance for credit losses by approximately $2.6 million. The net effect by portfolio segment was to the decrease provision for credit losses for the commercial real estate, commercial and industrial, consumer and residential real estate portfolios by $1.5 million, $0.8 million, $0.2 million and $41,000, respectively.

During the second quarter of 2013, the Company further revised its methodology for calculating the allowance for credit losses. Previously, the Company calculated historical loss factors based on net charge-offs. During the second quarter of 2013, the Company recognized elevated recoveries primarily related to earlier charge-offs stemming from the economic downturn. The Company believes that gross charge-offs is a better representation of the loss characteristics for the current economic environment. This change in methodology resulted in an increase of the allowance for credit losses of $7.2 million for the quarter ended June 30, 2013.

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

The following table presents information on the financial effects of troubled debt restructured loans by class for the periods presented:

Three Months Ended
September 30, 2013
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Forgiven Principal Balance	Lost Interest Income (1)	Post-Modification Outstanding Recorded Investment	Waived Fees and Other Expenses
(dollars in thousands)
Commercial real estate
Owner occupied	—	$—	$—	$—	$—	$—
Non-owner occupied	—	—	—	—	—	—
Multi-family	—	—	—	—	—	—
Commercial and industrial
Commercial	3	1,253	—	10	1,243	—
Leases	—	—	—	—	—	—
Construction and land development
Construction	—	—	—	—	—	—
Land	—	—	—	—	—	—
Residential real estate	3	2,304	267	613	1,424	9
Consumer	—	—	—	—	—	—

Total	6	$3,557	$267	$623	$2,667	$9

(1)	Lost interest income is processed as a charge-off to loan principal in the Company’s Consolidated Financial Statements.

	Nine Months Ended
	September 30, 2013
		Pre-Modification	Forgiven	Lost	Post-Modification	Waived Fees
	Number	Outstanding	Principal	Interest	Outstanding	and Other
	of Loans	Recorded Investment	Balance	Income (1)	Recorded Investment	Expenses
	(dollars in thousands)
Commercial real estate
Owner occupied	7	$3,506	$—	$54	$3,452	$28
Non-owner occupied	5	10,735	1,030	63	9,642	14
Multi-family	—	—	—	—	—	—
Commercial and industrial
Commercial	11	3,611	—	19	3,592	11
Leases	—	—	—	—	—	—
Construction and land development
Construction	—	—	—	—	—	—
Land	2	286	—	—	286	1
Residential real estate	12	5,308	267	887	4,154	24
Consumer	2	74	—	5	69	3

Total	39	$23,520	$1,297	$1,028	$21,195	$81

(1)	Lost interest income is processed as a charge-off to loan principal in the Company’s Consolidated Financial Statements.

	Three Months Ended September 30, 2012
		Pre-Modification	Forgiven	Lost	Post-Modification	Waived Fees
	Number	Outstanding	Principal	Interest	Outstanding	and Other
	of Loans	Recorded Investment	Balance	Income (1)	Recorded Investment	Expenses
	(dollars in thousands)
Commercial real estate
Owner occupied	2	$3,111	$—	$28	$3,083	$11
Non-owner occupied	10	19,773	10	194	19,569	5
Multi-family	—	—	—	—	—	—
Commercial and industrial
Commercial	—	—	—	—	—	—
Leases	—	—	—	—	—	—
Construction and land development
Construction	—	—	—	—	—	—
Land	1	2,581	—	26	2,555	—
Residential real estate	4	4,113	—	163	3,950	1
Consumer	1	46	—	3	43	2

Total	18	$29,624	$10	$414	$29,200	$19

(1)	Lost interest income is processed as a charge-off to loan principal in the Company’s Consolidated Financial Statements.

	Nine Months Ended September 30, 2012
		Pre-Modification	Forgiven	Lost	Post-Modification	Waived Fees
	Number	Outstanding	Principal	Interest	Outstanding	and Other
	of Loans	Recorded Investment	Balance	Income (1)	Recorded Investment	Expenses
	(dollars in thousands)
Commercial real estate
Owner occupied	14	$21,740	$750	$493	$20,497	$71
Non-owner occupied	15	33,629	440	321	32,868	16
Multi-family	—	—	—	—	—	—
Commercial and industrial
Commercial	14	7,707	—	26	7,681	37
Leases	—	—	—	—	—	—
Construction and land development
Construction	—	—	—	—	—	—
Land	6	6,460	—	259	6,201	12
Residential real estate	19	10,306	40	1,148	9,118	8
Consumer	3	114	—	3	111	2

Total	71	$79,956	$1,230	$2,250	$76,476	$146

(1)	Lost interest income is processed as a charge-off to loan principal in the Company’s Consolidated Financial Statements.

The following table presents TDR loans by class for which there was a payment default during the period:

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2013		2012		2013		2012
	Number	Recorded	Number	Recorded	Number	Recorded	Number	Recorded
	of Loans	Investment	of Loans	Investment	of Loans	Investment	of Loans	Investment
	(dollars in thousands)
Commercial real estate
Owner occupied	—	$—	5	$4,263	3	$2,506	10	$10,611
Non-owner occupied	2	1,330	1	1,049	3	1,490	3	4,442
Multi-family	—	—	—	—	—	—	1	193
Commercial and industrial
Commercial	1	307	3	1,794	3	1,089	7	6,700
Leases	—	—	—	—	—	—	—	—
Construction and land development
Construction	—	—	—	—	—	—	—	—
Land	—	—	1	347	2	330	5	4,013
Residential real estate	—	—	3	3,823	2	655	5	4,143
Consumer	—	—	—	—	—	—	1	375

Total	3	$1,637	13	$11,276	13	$6,070	32	$30,477

A TDR loan is deemed to have a payment default when it becomes past due 90 days, goes on nonaccrual, or is re-structured again.

At September 30, 2013 and December 31, 2012, loan commitments outstanding on TDR loans were $0 and $0.2 million, respectively.

Loan Purchases and Sales

In the third quarter of 2013, the Company had secondary market loan purchases of $87.3 million, consisting of commercial and industrial loans. In the first nine months of 2013, the Company had secondary market loan purchases of $217.8 million, consisting of $213.4 million of commercial and industrial loans and $4.5 million of commercial real estate loans. In the first nine months of 2012, the Company had secondary market loan purchases of $132.3 million, consisting of $66.1 million of commercial leases, $65.2 million of commercial and industrial loans and $1.0 million of commercial real estate loans. In addition, the Company periodically acquires newly originated loans at closing through participations or loan syndications.

The Company had no significant loan sales in the first nine months of 2013 or 2012. The Company held $25.4 million and $31.1 million of credit card loans classified as held for sale at September 30, 2013 and December 31, 2012, respectively.

5. OTHER ASSETS ACQUIRED THROUGH FORECLOSURE

The following table presents the changes in other assets acquired through foreclosure:

	For the Three Months Ended September 30,
	2013			2012
	Gross Balance	Valuation Allowance	Net Balance	Gross Balance	Valuation Allowance	Net Balance
	(in thousands)
Balance, beginning of the period	$102,923	$(26,424)	$76,499	$120,391	$(43,397)	$76,994
Transfers to other assets acquired through foreclosure, net	2,737	—	2,737	10,807	—	10,807
Proceeds from sale of other real estate owned and repossessed assets, net	(3,411)	1,055	(2,356)	(13,733)	4,335	(9,398)
Valuation adjustments, net	—	(697)	(697)	—	(781)	(781)
Gains (losses), net (1)	292	—	292	611	—	611

Balance, end of period	$102,541	$(26,066)	$76,475	$118,076	$(39,843)	$78,233

(1)

Included in gains (losses), net are gains related to transfers to other assets of $62 thousand during the quarter ended September 30, 2013 and $249 thousand during the quarter ended September 30, 2012 pursuant to accounting guidance.

	For the Nine Months Ended September 30,
	2013			2012
	Gross Balance	Valuation Allowance	Net Balance	Gross Balance	Valuation Allowance	Net Balance
	(in thousands)
Balance, beginning of the period	$113,474	$(36,227)	$77,247	$135,148	$(46,044)	$89,104
Transfers to other assets acquired through foreclosure, net	14,010	—	14,010	19,522	—	19,522
Additions from acquisition of Centennial	5,622	—	5,622	—	—	—
Proceeds from sale of other real estate owned and repossessed assets, net	(32,953)	12,440	(20,513)	(36,911)	10,261	(26,650)
Valuation adjustments, net	—	(2,279)	(2,279)	—	(4,060)	(4,060)
Gains (losses), net (1)	2,388	—	2,388	317	—	317

Balance, end of period	$102,541	$(26,066)	$76,475	$118,076	$(39,843)	$78,233

(1)

Included in gains (losses), net are gains related to transfers to other assets of $407 thousand during the nine month period ended September 30, 2013 and $291 thousand during the nine month period ended September 30, 2012 pursuant to accounting guidance.

At September 30, 2013 and 2012, the majority of the Company’s repossessed assets were properties located in Nevada.

6. OTHER BORROWINGS AND OTHER LIABILITIES

The following table summarizes the Company’s borrowings as of September 30, 2013 and December 31, 2012:

	September 30,	December 31,
	2013	2012
	(in thousands)
Short Term:
Federal funds purchased	$13,285	$—
Revolving line of credit	32,500	—
FHLB advances	—	120,000

Total short term debt	$45,785	$120,000

Long Term:
FHLB advances	$274,277	$—
Other long term debt	74,043	73,717

	$348,320	$73,717

Federal funds purchased consist of unsecured advances of excess balances in reserve accounts held at the Federal Reserve Bank (“FRB”) provided by third parties. During the third quarter of 2013, the Company purchased federal funds to enhance efficiency. As of September 30, 2013, federal funds purchased totaled $13.3 million.

At September 30, 2013, the Company had revolving lines of credit with other institutions, with outstanding advances totaling $32.5 million. The interest rates on these advances range from 1.75% to 4.70% and have a weighted average interest rate of 2.43%.

The Company maintains lines of credit with the FHLB and FRB. The Company’s borrowing capacity is determined based on collateral pledged, generally consisting of investment securities and loans, at the time of the borrowing. The Company also maintains credit lines with other sources secured by pledged securities. As of September 30, 2013, the Company had no short-term FHLB or FRB advances.

In 2010, the Company completed a public offering of $75.0 million, at a discount, in principal Senior Notes due in 2015, bearing interest of 10%. In the first quarter of 2013, the Company executed a long-term FHLB advance for $200.0 million, bearing interest of 1.04%, due January 2, 2018. As part of the Centennial acquisition, the Company acquired long-term FHLB advances of $77.2 million, of which, $5.0 million was repaid during the second quarter 2013. These advances were purchased at a premium of $2.5 million, with interest rates ranging from 1.56% to 3.05% and a weighted average interest rate of 2.67%. The weighted average cost on all long-term debt was 3.30% for the three and nine months ended September 30, 2013, and 10.80% and 10.81% for the three and nine months ended September 30, 2012, respectively.

As of September 30, 2013 and December 31, 2012, the Company had additional available credit with the FHLB of approximately $1.05 billion and $952.8 million, respectively, and with the FRB of approximately $598.3 million and $600.6 million, respectively.

During the first three quarters of 2013, the Company entered into a Treasury short transaction to mitigate the Company’s modest liability sensitive interest rate risk profile. The Company sold short fixed-rate Treasury securities and invested the proceeds in a short-term repurchase agreement with a balance of $126.7 million as of September 30, 2013.

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

A summary of the contractual amounts for unfunded commitments and letters of credit are as follows:

	September 30	December 31,
	2013	2012
	(in thousands)
Commitments to extend credit, including unsecured loan commitments of $266,189 at September 30, 2013 and $172,002 at December 31, 2012	$1,692,150	$1,096,264
Credit card commitments and financial guarantees	287,186	295,506
Standby letters of credit, including unsecured letters of credit of $4,032 at September 30, 2013 and $3,915 at December 31, 2012	28,105	32,757

Total	$2,007,441	$1,424,527

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. The Company enters into credit arrangements that generally provide for the termination of advances in the event of a covenant violation or other event of default. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on Management’s credit evaluation of the party. The commitments are collateralized by the same types of assets used as loan collateral. The unfunded commitments on the credit cards loans held for sale at September 30, 2013 and December 31, 2012 was $2.8 million and $262.6 million, respectively.

The Company has exposure to credit losses from unfunded commitments and letters of credit. As funds have not been disbursed on these commitments, they are not reported as loans outstanding. Credit losses related to these commitments are not included in the allowance for credit losses reported in Note 4, “Loans, Leases and Allowance for Credit Losses” of these Consolidated Financial Statements and are accounted for as a separate loss contingency as a liability. This loss contingency for unfunded loan commitments and letters of credit was $2.0 million and $1.3 million as of September 30, 2013 and December 31, 2012, respectively. Changes to this liability are adjusted through other non-interest expense.

Concentrations of Lending Activities

The Company’s lending activities are primarily driven by the customers served in the market areas where the Company has branch offices in the states of Nevada, California and Arizona. The Company monitors concentrations within five broad categories: geography, industry, product, call code, and collateral. The Company grants commercial, construction, real estate and consumer loans to customers through branch offices located in the Company’s primary markets. The Company’s business is concentrated in these areas and the loan portfolio includes significant credit exposure to the commercial real estate market of these areas. As of September 30, 2013 and December 31, 2012, commercial real estate related loans accounted for approximately 59% and 58% of total loans, respectively, and approximately 1% and 3% of these loans are secured by undeveloped land, respectively. Substantially all of these loans are secured by first liens with an initial loan to value ratio of generally not more than 75%. Approximately 40% and 48% of these commercial real estate loans, excluding construction and land loans, were owner occupied at September 30, 2013 and December 31, 2012, respectively. In addition, approximately 3% and 4% of total loans were unsecured as of September 30, 2013 and December 31, 2012, respectively.

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

Lease Commitments

The Company leases the majority of its office locations and many of these leases contain multiple renewal options and provisions for increased rents. Total rent expense of $1.8 million and $1.5 million was included in occupancy expenses for the three months ended September 30, 2013 and 2012, respectively. For the nine months ended September 30, 2013 and 2012, total rent expense included in occupancy expenses was $5.5 million and $4.4 million, respectively.

8. STOCKHOLDERS’ EQUITY

Stock-based Compensation

For the three and nine months ended September 30, 2013, 17,600 and 537,125 shares of restricted stock were granted to Company employees, respectively. The Company estimates the compensation cost for restricted stock grants based upon the grant date fair value. Generally, these restricted stock grants have a three year vesting period. The aggregate grant date fair value for the restricted stock issued in the three and nine month periods ended September 30, 2013 was $0.3 million and $6.7 million, respectively. In addition, the Company granted 56,311 shares during the nine months ended September 30, 2013 to non-employee WAL and subsidiary directors that vested immediately. There were no grants to non-employee WAL and subsidiary directors during the three months ended September 30, 2013.

There were 1,255,640 and 1,469,285 restricted shares outstanding at September 30, 2013 and December 31, 2012, respectively. For the three and nine months ended September 30, 2013, the Company recognized stock-based compensation related to restricted stock grants of $1.3 million and $2.8 million, respectively, compared to $1.1 million and $3.4 million, respectively, for the three and nine months ended September 30, 2012.

As of September 30, 2013 and 2012, there were 1.2 million and 1.7 million, respectively, of stock options outstanding.

9. ACCUMULATED OTHER COMPREHENSIVE INCOME

The following table summarizes the changes in accumulated other comprehensive income by component, net of tax for the period indicated:

	Three Months Ended September 30,
	2013			2012
	Unrealized holding gains (losses) on AFS	Unrealized gain on cash flow hedge	Total	Unrealized holding gains (losses) on AFS	Unrealized gain on cash flow hedge	Total
	(in thousands)
Beginning balance	$(10,780)	$30	$(10,750)	$4,283	$8	$4,291
Other comprehensive income before reclassifications	(4,770)	(30)	(4,800)	8,478	9	8,487
Amounts reclassified from accumulated other comprehensive income	1,046	—	1,046	(668)	—	(668)

Net current-period other comprehensive income	(3,724)	(30)	(3,754)	7,810	9	7,819

Ending balance	$(14,504)	$—	$(14,504)	$12,093	$17	$12,110

	Nine Months Ended September 30,
	2013			2012
	Unrealized	Unrealized gain		Unrealized	Unrealized gain
	holding gains	on cash flow		holding gains	on cash flow
	(losses) on AFS	hedge	Total	(losses) on AFS	hedge	Total
	(in thousands)
Beginning balance	$8,209	$17	$8,226	$(5,112)	$519	$(4,593)
Other comprehensive income before reclassifications	(23,670)	(17)	(23,687)	18,803	17	18,820
Amounts reclassified from accumulated other comprehensive income	957	—	957	(1,598)	(519)	(2,117)

Net current-period other comprehensive income	(22,713)	(17)	(22,730)	17,205	(502)	16,703

Ending balance	$(14,504)	$—	$(14,504)	$12,093	$17	$12,110

The following table presents reclassifications out of accumulated other comprehensive income:

	Amount reclassified from accumulated
	other comprehensive income
Details about accumulated other	Three Months Ended September 30,		Affected line item in the statement
comprehensive income components	2013	2012	where net income is presented
	(in thousands)
Unrealized gains and losses on AFS
	$(1,679)	$1,031	Realized gain on sale of Investment securities
	633	(363)	Income tax expense

	$(1,046)	$668	Net of tax

	Amount reclassified from accumulated
	other comprehensive income
Details about accumulated other	Nine Months Ended September 30,		Affected line item in the statement
comprehensive income components	2013	2012	where net income is presented
	(in thousands)
Unrealized gains and losses on AFS
	$(1,537)	$2,502	Realized gain on sale of Investment securities
	580	(904)	Income tax expense

	$(957)	$1,598	Net of tax

10. EARNINGS PER SHARE

Diluted earnings per share is based on the weighted average outstanding common shares during each period, including common stock equivalents. Basic earnings per share is based on the weighted average outstanding common shares during the period.

Basic and diluted earnings per share, based on the weighted average outstanding shares, are summarized as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
	(in thousands,except per share amounts)
Weighted average shares—basic	85,799	81,758	85,596	81,570
Dilutive effect of stock awards	970	536	832	589

Weighted average shares—diluted	86,769	82,294	86,428	82,159

Net income available to common shareholders	$27,840	$15,106	$82,114	$37,279
Earnings per share—basic	0.32	0.18	0.96	0.46
Earnings per share—diluted	0.32	0.18	0.95	0.45

The Company had 216,310 and 1,053,045 stock options outstanding as of September 30, 2013 and December 31, 2012, respectively, that were not included in the computation of diluted earnings per common share because their effect would be anti-dilutive.

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

For the three and nine months ended September 30, 2013 and 2012, gains and losses from fair value changes included in the Consolidated Income Statements were as follows:

	Changes in Fair Values for Items Measured at Fair
	Value Pursuant to Election of the FVO
	Unrealized			Total
	Gain/(Loss) on		Interest	Changes
	Assets and		Expense on	Included in
	Liabilities	Interest	Junior	Current-
	Measured at	Income on	Subordinated	Period
Description	Fair Value, Net	Securities	Debt	Earnings
	(in thousands)
Three Months Ended September 30, 2013
Securities measured at fair value	$(142)	$1	$—	$(141)
Junior subordinated debt	478	—	329	149

	$336	$1	$329	$8

Nine Months Ended September 30, 2013
Securities measured at fair value	$(196)	$7	$—	$(189)
Junior subordinated debt	(3,229)	—	1,012	(4,241)

	$(3,425)	$7	$1,012	$(4,430)

	Changes in Fair Values for Items Measured at Fair
	Value Pursuant to Election of the FVO
	Unrealized			Total
	Gain/(Loss) on		Interest	Changes
	Assets and		Expense on	Included in
	Liabilities	Interest	Junior	Current-
	Measured at	Income on	Subordinated	Period
Description	Fair Value, Net	Securities	Debt	Earnings
	(in thousands)
Three Months Ended September 30, 2012
Securities measured at fair value	$—	$3	$—	$3
Junior subordinated debt	469	—	329	140

	$469	$3	$329	$143

Nine Months Ended September 30, 2012
Securities measured at fair value	$(66)	$10	$—	$(56)
Junior subordinated debt	767	—	981	(214)

	$701	$10	$981	$(270)

The following table presents gains and losses from fair value changes on securities measured at fair value:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
	(in thousands)
Net losses for the period on trading securities included in earnings	$(142)	$—	$(196)	$(66)
Less: net gains and (losses) recognized during the period on trading securities sold during the period	—	—	—	—

Change in unrealized gains or (losses) for the period included in earnings for trading securities held at the end of the reporting period	$(142)	$—	$(196)	$(66)

The difference between the aggregate fair value of junior subordinated debt of $39.4 million and the aggregate unpaid principal balance of $66.5 million was $27.1 million at September 30, 2013. The difference between the aggregate fair value of junior subordinated debt of $36.2 million and the aggregate unpaid principal balance of $66.5 million was $30.3 million at December 31, 2012.

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

Securities measured at fair value: All of the Company’s securities measured at fair value, the majority of which are mortgage-backed securities, are reported at fair value utilizing Level 2 inputs in the same manner as described above for securities available-for-sale.

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

Junior subordinated debt: The Company estimates the fair value of its junior subordinated debt using a discounted cash flow model which incorporates the effect of the Company’s own credit risk in the fair value of the liabilities (Level 3). The Company’s cash flow assumptions were based on the contractual cash flows as the Company anticipates that it will pay the debt according to its contractual terms. The Company’s practice of determining the discount rate as of March 31, 2013 and prior was to use a Peer Index derived from market data available for similar non-investment grade trust preferred securities. As of June 30, 2013 the available market data contracted and the small population of similar non-investment grade trust preferred securities was no longer adequately diversified to ensure an accurate representation of change in the discount rate. As a result, the Company replaced the Peer Index with the BB 20 Year Index relative to the 10 Year Treasury (BB Corporate Bond over Treasury Index), which provides a broader base and correlates similarly with the credit and maturity characteristics of the junior subordinated debt. As of September 30, 2013, the discount rate was determined to be 6.280%, which is a 603 basis point spread over 3 month LIBOR (0.250% as of September 30, 2013). As of September 30, 2012, the Company estimated the discount rate at 6.530%, which was a 617 basis point spread over 3 month LIBOR (0.359%). As of December 31, 2012, the Company estimated the discount rate at 6.846%, which was a 654 basis point spread over 3 month LIBOR (0.306%).

Securities sold short: Securities sold short, comprised of entirely U.S. Treasury bonds, are reported at fair value utilizing Level 1 inputs.

The fair value of these assets and liabilities were determined using the following inputs at the periods presented:

	Fair Value Measurements at the End of the Reporting Period Using:
	Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs	Fair
September 30, 2013	(Level 1)	(Level 2)	(Level 3)	Value
	(in thousands)
Assets:
Measured at fair value
Direct U.S. obligations and GSE residential mortgage- backed securities	$—	$3,621	$—	$3,621

Available-for-sale
U.S. Government-sponsored agency securities	$—	$27,377	$—	$27,377
Municipal obligations	—	105,545	—	105,545
Direct U.S. obligations and GSE residential mortgage-backed securities	—	768,478	—	768,478
Mutual funds	32,323	—	—	32,323
Private label residential mortgage-backed securities	—	26,147	—	26,147
Adjustable-rate preferred stock	61,389	—	—	61,389
Trust preferred	—	23,834	—	23,834
Collateralized mortgage-backed securities	—	5,493	—	5,493
Other	23,300	—	—	23,300

	$117,012	$956,874	$—	$1,073,886

Interest rate swaps	$—	$39	$—	$39

Liabilities:
Securities sold short	$126,664	$—	$—	$126,664

Junior subordinated debt	$—	$—	$39,447	$39,447

Interest rate swaps	$—	$2,188	$—	$2,188

	Fair Value Measurements at the End of the Reporting Period Using:
December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
	(in thousands)
Assets:
Measured at fair value
Direct U.S. obligations and GSE residential mortgage- backed securities	$—	$5,061	$—	$5,061

Available-for-sale
Municipal obligations	$—	$73,171	$—	$73,171
Direct U.S. obligations and GSE residential mortgage-backed securities	—	663,204	—	663,204
Mutual funds	37,961	—	—	37,961
Private label residential mortgage-backed securities	—	35,607	—	35,607
Private label commercial mortgage-backed securities	—	5,741		5,741
Adjustable-rate preferred stock	75,555	—	—	75,555
Trust preferred	24,135	—	—	24,135
Other	24,216	—	—	24,216

	$161,867	$777,723	$—	$939,590

Interest rate swaps	$—	$777	$—	$777

Liabilities:
Junior subordinated debt	$—	$—	$36,218	$36,218

Interest rate swaps	$—	$751	$—	$751

As of June 30, 2013, trust preferred securities transferred from Level 1 to Level 2 due to the unavailability of active trade information. Per the Company’s policy, the transfer is deemed to have occurred at the end of the reporting period.

For the three and nine months ended September 30, 2013, the change in Level 3 liabilities measured at fair value on a recurring basis was as follows:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Junior Subordinated Debt
	Three Months Ended September 30,
	2013	2012
	(in thousands)
Opening balance	$(39,925)	$(36,687)
Transfers into Level 3	—	—
Transfers out of Level 3	—	—
Total gains or losses for the period
Included in earnings (or changes in net assets) (1)	478	469
Included in other comprehensive income	—	—
Purchases, sales, and settlements
Purchases	—	—
Sales	—	—
Settlements	—	—

Closing balance	$(39,447)	$(36,218)

Change in unrealized gains (losses) for the period included in earnings (or changes in net assets) held at the end of the reporting period.	$478	$469

(1)	Total gains (losses) for the period are included in the non-interest income line, mark to market (losses) gains, net.

	Junior Subordinated Debt
	Nine Months Ended September 30,
	2013	2012
	(in thousands)
Opening balance	$(36,218)	$(36,985)
Transfers into Level 3	—	—
Transfers out of Level 3	—	—
Total gains or losses for the period
Included in earnings (or changes in net assets) (1)	(3,229)	767
Included in other comprehensive income	—	—
Purchases, sales, and settlements
Purchases	—	—
Sales	—	—
Settlements	—	—

Closing balance	$(39,447)	$(36,218)

Change in unrealized gains (losses) for the period included in earnings (or changes in net assets) held at the end of the reporting period.	$(3,229)	$767

(1)	Total gains (losses) for the period are included in the non-interest income line, mark to market (losses) gains, net.

For Level 3 liabilities measured at fair value on a recurring basis, the significant unobservable inputs used in the fair value measurements as of the periods presented, were as follows:

	Fair Value at
	September 30, 2013	Valuation Technique	Significant Unobservable Inputs	Input Value
	(dollars in thousands)
Junior subordinated debt	$39,447	Discounted cash flow	BB Corporate Bond over Treasury Index with comparable credit spread	6.280%

	Fair Value at
	December 31, 2012	Valuation Technique	Significant Unobservable Inputs	Input Value
	(dollars in thousands)
Junior subordinated debt	$36,218	Discounted cash flow	Median market spreads on publicly issued trust preferreds with comparable credit risk	6.846%

The significant unobservable inputs used in the fair value measurement of the Company’s junior subordinated debt as of September 30, 2013 are the BB Corporate Bond over Treasury Index with comparable credit risk and, as of December 31, 2012, are the calculated or estimated credit spreads on comparable publicly traded company trust preferred issuances which were non-investment grade and non-rated. Significant increases (decreases) in these inputs could result in a significantly higher (lower) fair value measurement.

Fair value on a nonrecurring basis

Certain assets are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis, but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). The following table presents such assets carried on the Consolidated Balance Sheet by caption and by level within the ASC 825 hierarchy:

	Fair Value Measurements at the End of the Reporting Period Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Active Markets for Similar Assets (Level 2)	Unobservable Inputs (Level 3)
	(in thousands)
As of September 30, 2013:
Impaired loans with specific valuation allowance	$14,808	$—	$—	$14,808
Impaired loans without specific valuation allowance	95,843	—	—	95,843
Other assets acquired through foreclosure, net	76,475	—	—	76,475
As of December 31, 2012:
Impaired loans with specific valuation allowance	$38,672	$—	$—	$38,672
Impaired loans without specific valuation allowance	67,207	—	—	67,207
Other assets acquired through foreclosure, net	77,247	—	—	77,247

Impaired loans: The specific reserves for collateral dependent impaired loans are based on the fair value of the collateral. The fair value of collateral is determined based on third-party appraisals. Appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Fair value is determined, where possible, using market prices derived from an appraisal or evaluation, which are considered to be Level 2. However, certain assumptions and unobservable inputs are often used by the appraiser; therefore, qualifying the assets as Level 3 in the fair value hierarchy. In some cases, adjustments are made to the appraised values due to various factors, including age of the appraisal (which are generally obtained every twelve months), age of comparables included in the appraisal, and known changes in the market and in the collateral. When significant adjustments are based on unobservable inputs, such as when a current appraised value is not available or Management determines the fair value of the collateral is further impaired below appraised value and there is no observable market price, the resulting fair value measurement has been categorized as a Level 3 measurement. These Level 3 impaired loans had an aggregate carrying amount of $20.7 million and $51.5 million and specific reserves in the allowance for credit losses of $5.9 million and $12.9 million at September 30, 2013 and December 31, 2012, respectively.

Other assets acquired through foreclosure: Other assets acquired through foreclosure consist of properties acquired as a result of, or in-lieu-of, foreclosure. Properties or other assets classified as other assets acquired through foreclosure and other repossessed property are initially reported at the fair value determined by independent appraisals using appraised value, less cost to sell. Such properties are generally re-appraised every twelve months. There is risk for subsequent volatility. Costs relating to the development or improvement of the assets are capitalized and costs relating to holding the assets are charged to expense. The Company had $76.5 million and $77.2 million of such assets at September 30, 2013 and December 31, 2012, respectively. Fair value is determined, where possible, using market prices derived from an appraisal or evaluation, which are considered to be Level 2. However, certain assumptions and unobservable inputs are often used by the appraiser; therefore, qualifying the assets as Level 3 in the fair value hierarchy. When significant adjustments are based on unobservable inputs, such as when a current appraised value is not available or Management determines the fair value of the collateral is further impaired below appraised value and there is no observable market price, the resulting fair value measurement has been categorized as a Level 3 measurement.

Credit vs. non-credit losses

The Company applies the provisions of ASC 320 to its AFS and HTM investment securities portfolios. The OTTI was separated into (1) the amount of total impairment related to the credit loss, and (2) the amount of the total impairment related to all other factors. The amount of the total OTTI related to the credit loss was recognized in earnings. The amount of the total impairment related to all other factors was recognized in OCI. The OTTI was presented in the Consolidated Income Statement with an offset for the amount of the total OTTI that was recognized in OCI.

For the three and nine months ended September 30, 2013 and 2012, the Company determined that no securities contained credit losses.

	Private Label Mortgage-Backed Securities
	Nine Months Ended September 30,
	2013	2012
	(in thousands)
Beginning balance of impairment losses held in other comprehensive income	$(1,811)	$(1,811)
Current period other-than temporary impairment credit losses recognized through earnings	—	—
Reductions for securities sold during the period	1,811	—
Additions or reductions in credit losses due to change of intent to sell	—	—
Reductions for increases in cash flows to be collected on impaired securities	—	—

Ending balance of net unrealized gains and (losses) held in other comprehensive income	$—	$(1,811)

FAIR VALUE OF FINANCIAL INSTRUMENTS

The estimated fair value of the Company’s financial instruments is as follows:

	September 30, 2013
	Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3	Total
	(in thousands)
Financial assets:
Investment securities	$1,366,615	$176,570	$1,188,472	$8	$1,365,050
Derivatives (1)	39	—	39	—	39
Loans, net	6,418,432	—	5,876,917	110,651	5,987,568
Financial liabilities:
Deposits	7,275,311	—	7,349,886	—	7,349,886
Customer repurchases	55,524	—	55,524	—	55,524
Securities sold short	126,664	126,664	—	—	126,664
Other borrowings	394,105	45,785	274,277	82,500	402,562
Junior subordinated debt	39,447	—	—	39,447	39,447
Derivatives (2)	2,188	—	2,188	—	2,188

(1)	Included in other assets.
(2)	Included in other liabilities.

	December 31, 2012
	Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3	Total
	(in thousands)
Financial assets:
Investment securities	$1,235,984	$216,337	$1,021,133	$—	$1,237,470
Derivatives (1)	777	—	777	—	777
Loans, net	5,613,891	—	5,156,776	105,879	5,262,655
Financial liabilities:
Deposits	6,455,177	—	6,458,100	—	6,458,100
Customer repurchases	79,034	—	79,034	—	79,034
Other borrowings	193,717	—	120,000	85,125	205,125
Junior subordinated debt	36,218	—	—	36,218	36,218
Derivatives (2)	751	—	751	—	751

(1)	Included in other assets.
(2)	Included in other liabilities.

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

Interest rate risk exposure is measured using interest rate sensitivity analysis to determine the change in net portfolio value and net interest income resulting from hypothetical changes in interest rates. If potential changes to net portfolio value and net interest income resulting from hypothetical interest rate changes are not within the limits established by the Board of Directors, the Board of Directors may direct Management to adjust the asset and liability mix to bring interest rate risk within Board-approved limits. As of September 30, 2013, the Company’s interest rate risk profile was within Board-approved limits.

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

Fair value of commitments

The estimated fair value of standby letters of credit outstanding at September 30, 2013 and December 31, 2012 was insignificant. Loan commitments on which the committed interest rates were less than the current market rate are also insignificant at September 30, 2013 and December 31, 2012.

12. INCOME TAXES

Deferred tax assets and liabilities are included in the Consolidated Financial Statements at currently enacted income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes.

Although realization is not assured, the Company believes that the realization of the recognized net deferred tax asset of $79.6 million at September 30, 2013 is more likely than not based on expectations as to future taxable income and based on available tax planning strategies as defined in FASB ASC 740, Income Taxes (“ASC 740”), that could be implemented if necessary to prevent a carryforward from expiring.

Based on its internal analysis, the Company believes that it is more likely than not that the Company will fully utilize deferred federal tax assets pertaining to the existing net operating loss carryforwards and any net operating loss (“NOL”) that would be created by the reversal of the future net deductions that have not yet been taken on a tax return.

The Company’s effective tax rate was 24.8% and 30.1% for the three months ended September 30, 2013 and 2012, respectively, and 21.6% and 28.4% for the nine months ended September 30, 2013 and 2012, respectively. The reduction in the effective tax rate from the first three quarters of 2012, compared to the first three quarters of 2013 is primarily due to the bargain purchase gain related to the Centennial acquisition, low income housing tax credits, an increase in tax exempt income from revenue from municipal obligations, as well as a reduction in the deferred tax valuation allowance for capital loss carryovers arising from transactions that resulted in capital gains.

At September 30, 2013, the Company has a deferred tax valuation allowance of $5.2 million (compared to $8.0 million at December 31, 2012).

The deferred tax asset related to state net operating loss carryovers outstanding at September 30, 2013 is comprised of $1.9 million of tax benefits from Arizona net operating loss carryovers that began to expire in 2013. All of the Company’s remaining California net operating loss carryforwards have been utilized in 2013.

Uncertain Tax Position

The Company files income tax returns in the U.S. federal jurisdiction and in various states. With few exceptions, the Company is no longer subject to U.S. federal, state or local tax examinations by tax authorities for years before 2008.

The Company would recognize interest accrued related to unrecognized tax benefits in tax expense. The Company has not recognized or accrued any interest or penalties for the three and nine month periods ended September 30, 2013 and 2012.

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

At September 30, 2013, the Company consists of the following segments: “Western Alliance Bank,” “Bank of Nevada,” “Torrey Pines Bank” and “Other” (Western Alliance Bancorporation holding company, WAEF, LVSP, Shine Investment Advisory Services, Inc. until October 31, 2012, and the discontinued operations).

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

The following is a summary of selected operating segment information as of and for the three and nine month periods ended September 30, 2013 and 2012:

Western Alliance Bancorporation and Subsidiaries

Operating Segment Results

Unaudited

					Inter-
					segment	Consoli-
	Western	Bank	Torrey		elimi-	dated
	Alliance Bank	of Nevada	Pines Bank*	Other	nations	Company
	(dollars in millions)
At September 30, 2013
Assets	$3,346.7	$3,288.1	$2,076.2	$1,127.8	$(917.4)	$8,921.4
Held for sale loans	—	—	25.4	—	—	25.4
Gross loans and deferred fees, net	2,589.2	2,387.1	1,498.7	58.9	(43.0)	6,490.9
Less: Allowance for credit losses	(28.0)	(51.0)	(18.3)	(0.6)	—	(97.9)

Loans, net	2,561.2	2,336.1	1,480.4	58.3	(43.0)	6,393.0

Goodwill and intangible assets	2.8	25.1	—	—	—	27.9
Deposits	2,832.0	2,613.5	1,844.7	—	(14.9)	7,275.3
Borrowings	81.4	203.0	3.2	106.5	—	394.1
Stockholders’ equity	291.5	373.7	171.8	844.7	(855.4)	826.3
No. of branches	18	12	12	—	—	42

	(in thousands)
Three Months Ended September 30, 2013:
Net interest income (expense)	$33,755	$31,888	$21,055	$(2,139)	$—	$84,559
Provision for (recovery of) credit losses	6,277	(6,918)	2,387	(1,746)	—	—

Net interest income (expense) after provision for credit losses	27,478	38,806	18,668	(393)	—	84,559
Non-interest income	1,816	2,314	108	2,914	(4,527)	2,625
Non-interest expense	(15,520)	(18,799)	(11,949)	(7,934)	4,527	(49,675)

Income (loss) from continuing operations before income taxes	13,774	22,321	6,827	(5,413)	—	37,509
Income tax expense (benefit)	3,977	6,027	2,230	(2,946)	—	9,288

Income (loss) from continuing operations	9,797	16,294	4,597	(2,467)	—	28,221
Loss from discontinued operations, net	—	—	—	(29)	—	(29)

Net income (loss)	$9,797	$16,294	$4,597	$(2,496)	$—	$28,192

	(in thousands)
Nine Months Ended September 30, 2013:
Net interest income (expense)	$92,920	$91,821	$62,435	$(4,262)	$—	$242,914
Provision for (recovery of) credit losses	9,921	(5,514)	3,219	1,294	—	8,920

Net interest income (expense) after provision for credit losses	82,999	97,335	59,216	(5,556)	—	233,994
Non-interest income	14,520	9,383	1,312	4,325	(12,154)	17,386
Non-interest expense	(45,688)	(52,724)	(35,876)	(23,001)	12,154	(145,135)

Income (loss) from continuing operations before income taxes	51,831	53,994	24,652	(24,232)	—	106,245
Income tax expense (benefit)	13,066	14,292	7,898	(12,343)	—	22,913

Income (loss) from continuing operations	38,765	39,702	16,754	(11,889)	—	83,332
Loss from discontinued operations, net	—	—	—	(160)	—	(160)

Net income (loss)	$38,765	$39,702	$16,754	$(12,049)	$—	$83,172

*	Excludes discontinued operations.

Western Alliance Bancorporation and Subsidiaries

Operating Segment Results

Unaudited

					Inter-
					segment	Consoli-
	Western	Bank	Torrey		elimi-	dated
	Alliance Bank	of Nevada	Pines Bank*	Other	nations	Company
	(dollars in millions)
At September 30, 2012
Assets	$2,429.8	$2,918.0	$1,888.7	$961.3	$(794.2)	$7,403.6
Gross loans and deferred fees, net	1,871.4	2,061.0	1,430.6	12.8	(42.9)	5,332.9
Less: Allowance for credit losses	(20.4)	(59.5)	(17.5)	—	—	(97.4)

Loans, net	1,851.0	2,001.5	1,413.1	12.8	(42.9)	5,235.5

Goodwill and intangible assets	—	23.2	—	—	—	23.2
Deposits	2,150.5	2,408.5	1,613.8	—	(10.8)	6,162.0
Borrowings	—	110.0	40.0	—		150.0
Stockholders’ equity	217.3	339.1	168.4	702.3	(729.1)	698.0
No. of branches	16	11	12	—	—	39

	(in thousands)
Three Months Ended September 30, 2012:
Net interest income (expense)	$24,449	$27,717	$21,795	$(2,015)	$—	$71,946
Provision for credit losses	1,112	6,618	1,202	—	—	8,932

Net interest income (expense) after provision for credit losses	23,337	21,099	20,593	(2,015)	—	63,014
Non-interest income	1,173	3,259	855	4,647	(2,952)	6,982
Non-interest expense	(11,980)	(16,467)	(11,082)	(10,966)	2,952	(47,543)

Income (loss) from continuing operations before income taxes	12,530	7,891	10,366	(8,334)	—	22,453
Income tax expense (benefit)	3,768	2,055	3,958	(3,029)	—	6,752

Income (loss) from continuing operations	8,762	5,836	6,408	(5,305)	—	15,701
Loss from discontinued operations, net	—	—	—	(243)	—	(243)

Net income (loss)	$8,762	$5,836	$6,408	$(5,548)	$—	$15,458

	(in thousands)
Nine Months Ended September 30, 2012:
Net interest income (expense)	$71,564	$83,054	$64,406	$(6,216)	$—	$212,808
Provision for credit losses	1,215	28,846	5,282	—	—	35,343

Net interest income (expense) after provision for credit losses	70,349	54,208	59,124	(6,216)	—	177,465
Non-interest income	5,021	11,132	3,111	8,539	(7,540)	20,263
Noninterest expense	(35,986)	(53,437)	(33,492)	(24,496)	7,540	(139,871)

Income (loss) from continuing operations before income taxes	39,384	11,903	28,743	(22,173)	—	57,857
Income tax expense (benefit)	13,031	1,341	11,255	(9,175)	—	16,452

Income (loss) from continuing operations	26,353	10,562	17,488	(12,998)	—	41,405
Loss from discontinued operations, net	—	—	—	(686)	—	(686)

Net income (loss)	$26,353	$10,562	$17,488	$(13,684)	$—	$40,719

*	Excludes discontinued operations.

14. SUBSEQUENT EVENTS

On October 1, 2013, the Company completed the sale of certain receivables related to its discontinued affinity credit card business, PartnersFirst. These receivables were classified as held for sale and totaled $25.4 million as of September 30, 2013. No significant gain or loss was recognized as a result of this transaction.

Management has reviewed events occurring through the date the financial statements were available to be issued and other than the subsequent event disclosed above, no other subsequent events have occurred that would require accrual or disclosure.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion is designed to provide insight into Management’s assessment of significant trends related to the Company’s consolidated financial condition, results of operations, liquidity, capital resources and interest rate sensitivity. This Quarterly Report on Form 10-Q should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 and unaudited interim Consolidated Financial Statements and notes hereto and financial information appearing elsewhere in this report. Unless the context requires otherwise, the terms “Company,” “we,” and “our” refer to Western Alliance Bancorporation and its wholly owned subsidiaries on a consolidated basis.

Forward-Looking Information

This report contains certain forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbor for “forward-looking statements” provided by the Private Securities Litigation Reform Act of 1995. These statements may include statements that expressly or implicitly predict future results, performance or events. Statements other than statements of historical fact are forward-looking statements. In addition, the words “anticipates,” “expects,” “believes,” “estimates” and “intends” or the negative of these terms or other comparable terminology constitute “forward-looking statements.” Forward-looking statements relate to expectations, beliefs, projections, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. Except as required by law, the Company disclaims any obligation to update any such forward-looking statements or to publicly announce the results of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

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

Financial Result Highlights for the Third Quarter of 2013

Net income for the Company of $28.2 million, or $0.32 per diluted share, for the third quarter of 2013, compared to net income of $15.5 million, or $0.18 per diluted share, for the third quarter of 2012.

The significant factors impacting earnings of the Company during the third quarter of 2013 were:

•	Net income available to common shareholders of $27.8 million for the third quarter of 2013, compared to $15.1 million for the third quarter 2012.

•	Net interest income increased by 17.5% to $84.6 million for the third quarter of 2013, compared to $71.9 million for the third quarter of 2012.

•	Net interest margin for the third quarter of 2013 remained flat at 4.41%, compared to the third quarter of 2012.

•	Provision for credit losses decreased to zero for the third quarter of 2013, compared to $8.9 million for the third quarter of 2012.

•	Net loan growth in the third quarter of 2013 of $104.8 million to $6.52 billion. Total loans increased $1.18 billion over the last twelve months from $5.33 billion at September 30, 2012.

•

Total deposits increased during the quarter by $274.0 million to $7.28 billion at September 30, 2013. Deposits increased $1.11 billion over the last twelve months from $6.16 billion at September 30, 2012.

•	Net recoveries (annualized) to average loans outstanding were 0.10% in the third quarter of 2013, compared to net charge-offs of 0.70% in the third quarter of 2012.

•	Nonperforming assets (nonaccrual loans and assets acquired through foreclosure) decreased to 1.7% of total assets from 2.7% in the third quarter 2012.

•	Other assets acquired through foreclosure declined to $76.5 million at September 30, 2013 from $78.2 million at September 30, 2012.

The impact to the Company from these items, and others of both a positive and negative nature, will be discussed in more detail as they pertain to the Company’s overall comparative performance for the three and nine months ended September 30, 2013 throughout the analysis sections of this report.

A summary of our results of operations and financial condition and select metrics is included in the following table:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
	(in thousands, except per share amounts)
Net income available to common stockholders	$27,840	$15,106	$82,114	$37,279
Basic earnings per share	0.32	0.18	0.96	0.46
Diluted earnings per share	0.32	0.18	0.95	0.45
Total assets	$8,921,429	$7,403,603
Gross loans	$6,516,283	$5,332,932
Total deposits	$7,275,311	$6,161,976
Net interest margin	4.41%	4.41%	4.38%	4.47%
Return on average assets	1.30%	0.85%	1.35%	0.77%
Return on average stockholders’ equity	13.63%	8.95%	14.01%	8.09%

Asset Quality

For all banks and bank holding companies, asset quality plays a significant role in the overall financial condition of the institution and results of operations. The Company measures asset quality in terms of nonaccrual loans as a percentage of gross loans, and net charge-offs as a percentage of average loans. Net charge-offs are calculated as the difference between charged-off loans and recovery payments received on previously charged-off loans. The following table summarizes these asset quality metrics:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
	(in thousands)
Non-accrual loans	$76,641	$121,238
Non-performing assets	245,959	294,517
Non-accrual loans to gross loans	1.18%	2.27%
Net (recoveries) charge-offs to average loans—annualized	(0.10)%	0.70%	0.22%	0.99%

Asset and Deposit Growth

The ability to originate new loans and attract new deposits is fundamental to the Company’s asset growth. The Company’s assets and liabilities are comprised primarily of loans and deposits. Total assets increased to $8.92 billion at September 30, 2013 from $7.62 billion at December 31, 2012. Total gross loans, including net deferred fees and unearned income, increased by $807.0 million, or 14%, to $6.52 billion as of September 30, 2013, compared to $5.71 billion at December 31, 2012. Total deposits increased $820.1 million, or 13%, to $7.28 billion as of September 30, 2013 from $6.46 billion as of December 31, 2012.

RESULTS OF OPERATIONS

The following table sets forth a summary financial overview for the comparable three and nine months ended September 30, 2013 and 2012:

	Three Months Ended			Nine Months Ended
	September 30,		Increase	September 30,		Increase
	2013	2012	(Decrease)	2013	2012	(Decrease)
	(in thousands, except per share amounts)
Consolidated Income Statement Data:
Interest income	$92,680	$78,669	$14,011	$265,073	$233,952	$31,121
Interest expense	8,121	6,723	1,398	22,159	21,144	1,015

Net interest income	84,559	71,946	12,613	242,914	212,808	30,106
Provision for credit losses	—	8,932	(8,932)	8,920	35,343	(26,423)

Net interest income after provision for credit losses	84,559	63,014	21,545	233,994	177,465	56,529
Non-interest income	2,625	6,982	(4,357)	17,386	20,263	(2,877)
Non-interest expense	49,675	47,543	2,132	145,135	139,871	5,264

Net income from continuing operations before income taxes	37,509	22,453	15,056	106,245	57,857	48,388
Income tax provision	9,288	6,752	2,536	22,913	16,452	6,461

Income from continuing operations	28,221	15,701	12,520	83,332	41,405	41,927
Loss from discontinued operations, net of tax benefit	(29)	(243)	214	(160)	(686)	526

Net income	$28,192	$15,458	$12,734	$83,172	$40,719	$42,453

Net income available to common stockholders	$27,840	$15,106	$12,734	$82,114	$37,279	$44,835

Income per share—basic	$0.32	$0.18	$0.14	$0.96	$0.46	$0.50

Income per share—diluted	$0.32	$0.18	$0.14	$0.95	$0.45	$0.50

Net Interest Margin

The net interest margin is reported on a tax equivalent basis. A tax equivalent adjustment is added to reflect interest earned on certain municipal securities and loans that are exempt from Federal income tax. The following tables set forth the average balances and interest income on a tax equivalent basis and tax expense for the periods indicated:

	Three Months Ended September 30,
	2013			2012
	(dollars in thousands)
	Average Balance	Interest	Average Yield/Cost (6), (7)	Average Balance	Interest	Average Yield/Cost (6), (7)
Interest-Earning Assets
Securities:
Taxable	$955,263	$4,263	1.79%	$1,062,835	$5,600	2.11%
Tax-exempt (1)	348,055	4,023	6.37%	309,543	3,434	6.83%

Total securities	1,303,318	8,286	3.01%	1,372,378	9,034	3.17%
Loans (1) (2) (3)	6,306,394	83,994	5.44%	5,191,175	69,580	5.42%
Federal funds sold and other	364,580	400	0.11%	195,321	55	0.03%

Total earnings assets	7,974,292	92,680	4.81%	6,758,874	78,669	4.81%
Nonearning Assets
Cash and due from banks	119,209			120,128
Allowance for credit losses	(96,672)			(98,169)
Bank-owned life insurance	139,740			136,522
Other assets	492,035			356,643

Total assets	$8,628,604			$7,273,998

Interest-Bearing Liabilities
Sources of Funds
Interest-bearing deposits:
Interest checking	$641,695	$376	0.23%	$510,462	$296	0.23%
Savings and money market	2,828,113	2,172	0.31%	2,414,194	1,990	0.33%
Time deposits	1,675,482	1,684	0.40%	1,286,512	1,688	0.52%

Total interest-bearing deposits	5,145,290	4,232	0.33%	4,211,168	3,974	0.38%
Short-term borrowings	182,683	2,420	5.30%	382,064	275	0.29%
Long-term debt	392,084	1,009	1.03%	73,575	1,987	10.80%
Junior subordinated	39,920	460	4.61%	36,672	487	5.31%

Total interest-bearing liabilities	5,759,977	8,121	0.56%	4,703,479	6,723	0.57%
Noninterest-Bearing Liabilities
Noninterest-bearing demand deposits	1,931,127			1,813,050
Other liabilities	114,750			70,702
Stockholders’ equity	822,750			686,767

Total Liabilities and Stockholders’ Equity	$8,628,604			$7,273,998

Net interest income and margin (4)		$84,559	4.41%		$71,946	4.41%

Net interest spread (5)			4.25%			4.24%

(1)	Yields on loans and securities have been adjusted to a tax-equivalent basis. The tax-equivalent adjustments for the three months ended September 30, 2013 and 2012 were $3,272 and $2,655, respectively.
(2)	Net loan fees of $1.8 million are included in the yield computation for the each of the three month periods ended September 30, 2013 and 2012, respectively.
(3)	Includes nonaccrual loans.
(4)	Net interest margin is computed by dividing net interest income by total average earning assets.
(5)	Net interest spread represents average yield earned on interest-earning assets less the average rate paid on interest-bearing liabilities.
(6)	Annualized.
(7)	Yields for 2013 and 2012 were calculated on a 30-day month 360 days per year.

	Nine Months Ended September 30,
	2013			2012
	(dollars in thousands)
	Average Balance	Interest	Average Yield/Cost (6), (7)	Average Balance	Interest	Average Yield/Cost (6), (7)
Interest-Earning Assets
Securities:
Taxable	$945,316	$12,432	1.75%	$1,123,340	$18,421	2.19%
Tax-exempt (1)	348,957	11,834	6.55%	280,810	9,587	7.00%

Total securities	1,294,273	24,266	3.05%	1,404,150	28,008	3.15%
Loans (1) (2) (3)	6,008,435	239,812	5.42%	4,996,754	205,682	5.53%
Federal funds sold and other	392,193	995	0.25%	153,489	262	0.17%

Total earnings assets	7,694,901	265,073	4.76%	6,554,393	233,952	4.90%
Nonearning Assets
Cash and due from banks	130,258			115,677
Allowance for credit losses	(97,238)			(98,813)
Bank-owned life insurance	139,687			135,410
Other assets	440,660			353,801

Total assets	$8,308,268			$7,060,468

Interest-Bearing Liabilities
Sources of Funds
Interest-bearing deposits:
Interest checking	$625,830	$1,047	0.22%	511,028	920	0.24%
Savings and money market	2,739,973	6,090	0.30%	2,314,941	6,114	0.35%
Time deposits	1,570,510	4,756	0.40%	1,343,624	5,870	0.58%

Total interest-bearing deposits	4,936,313	11,893	0.32%	4,169,593	12,904	0.41%
Short-term borrowings	182,237	2,848	2.08%	318,833	827	0.35%
Long-term debt	343,809	6,037	2.34%	73,470	5,955	10.81%
Junior subordinated	37,636	1,381	4.89%	36,974	1,458	5.26%

Total interest-bearing liabilities	5,499,995	22,159	0.54%	4,598,870	21,144	0.61%
Noninterest-Bearing Liabilities
Noninterest-bearing demand deposits	1,895,090			1,734,576
Other liabilities	110,716			56,092
Stockholders’ equity	802,467			670,930

Total Liabilities and Stockholders’ Equity	$8,308,268			$7,060,468

Net interest income and margin (4)		$242,914	4.38%		$212,808	4.47%

Net interest spread (5)			4.22%			4.29%

(1)	Yields on loans and securities have been adjusted to a tax-equivalent basis. The tax-equivalent adjustments for the nine months ended September 30, 2013 and 2012 were $9,583 and $6,726, respectively.
(2)	Net loan fees of $5.6 million and $4.9 million are included in the yield computation for the nine months ended September 30, 2013 and 2012, respectively.
(3)	Includes nonaccrual loans.
(4)	Net interest margin is computed by dividing net interest income by total average earning assets.
(5)	Net interest spread represents average yield earned on interest-earning assets less the average rate paid on interest-bearing liabilities.
(6)	Annualized.
(7)	Yields for 2013 and 2012 were calculated on a 30-day month 360 days per year.

The table below sets forth the relative impact on net interest income of changes in the volume of earning assets and interest-bearing liabilities and changes in rates earned and paid by the Company on such assets and liabilities. For purposes of this table, nonaccrual loans have been included in the average loan balances.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2013 versus 2012			2013 versus 2012
	Increase (Decrease)			Increase (Decrease)
	Due to Changes in (1)(2)			Due to Changes in (1)(2)
	Volume	Rate	Total	Volume	Rate	Total
	(in thousands)			(in thousands)
Interest on investment securities:
Taxable	$(632)	$647	$15	$(2,570)	$(2,135)	$(4,705)
Tax-exempt	464	(1,227)	(763)	3,089	(2,126)	963
Loans	15,167	(753)	14,414	41,012	(6,882)	34,130
Federal funds sold and other	46	299	345	453	280	733

Total interest income	15,045	(1,034)	14,011	41,984	(10,863)	31,121
Interest expense:
Interest checking	75	5	80	189	(62)	127
Savings and money market	321	(139)	182	954	(978)	(24)
Time deposits	389	(393)	(4)	679	(1,793)	(1,114)
Short-term borrowings	(2,642)	4,787	2,145	(2,125)	4,146	2,021
Long-term debt	820	(1,798)	(978)	4,731	(4,649)	82
Junior subordinated debt	37	(64)	(27)	24	(101)	(77)

Total interest expense	(1,000)	2,398	1,398	4,452	(3,437)	1,015

Net increase (decrease)	$16,045	$(3,432)	$12,613	$37,532	$(7,426)	$30,106

(1)	Changes due to both volume and rate have been allocated to volume changes.
(2)	Changes due to mark-to-market gains/losses under ASC 825 have been allocated to volume changes.

Comparison of interest income, interest expense and net interest margin

The Company’s primary source of revenue is interest income. Interest income for the three months ended September 30, 2013 was $92.7 million, an increase of 18% when comparing interest income for the three months ended September 30, 2012. For the nine months ended September 30, 2013, interest income was $265.1 million, compared to $234.0 million for the nine months ended September 30, 2012. This increase was primarily from interest income from loans, as a result of an increase in the loan portfolio. Interest income from loans increased by $14.4 million for the three months ended September 30, 2013, compared to the three months ended September 30, 2012 and by $34.1 million for the nine months ended September 30, 2013, compared to the nine months ended September 30, 2012. This increase was a result of loan growth, including results from acquired loans. Interest income from investment securities decreased by $0.7 million to $8.3 million for the three month period ended September 30, 2013, compared to $9.0 million for the three months ended September 30, 2012. For the nine months ended September 30, 2013, interest income from investment securities decreased by $3.7 million to $24.3 million, compared to $28.0 million for the nine months ended September 30, 2012. Other interest income increased slightly by $0.3 million for the comparable three month periods and by $0.7 million for the comparable nine month periods. Despite the increased interest income, average yield on interest earning assets remained constant at 4.81% for the three months ended September 30, 2013, compared to the three months ended September 30, 2012, primarily the result of decreased yields on investment securities of 16 basis points, which was offset by increased yields on the loan portfolio and other interest earning assets of 10 basis points. For the nine months ended September 30, 2013, average yield dropped 14 basis points to 4.76%, compared to the nine months ended September 30, 2012, primarily as a result of the decreased yields on the loan portfolio of 11 basis points.

Interest expense for the three months ended September 30, 2013 compared to the three months ended September 30, 2012 increased by $1.4 million to $8.1 million from $6.7 million. Interest expense for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012 increased by $1.1 million to $22.2 million from $21.1 million. Average cost of interest bearing deposits decreased 9 basis points for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012. Average cost of long-term debt decreased from 10.81% for the nine months ended September 30, 2012 to 2.34% in 2012.

Net interest income was $84.6 million for the three months ended September 30, 2013 compared to $71.9 million for the third quarter 2012, an increase of $12.7 million, or 18%. Net interest income was $242.9 million for the nine months ended September 30, 2013, compared to $212.8 million for the nine months ended September 30, 2012, an increase of $30.1 million, or 14%. The increase in net interest income reflects a $1.35 billion and $1.14 billion increase in average earning assets compared to the three and nine months ended September 30, 2012, respectively. This increase was offset by a $1.06 billion and $0.90 billion increase in average interest bearing liabilities compared to the three and nine months ended September 30, 2012, respectively. Net interest margin was 4.41% for the three months ended September 30, 2013 and 2012. Net interest margin was 4.38% for the nine months ended September 30, 2013, compared to 4.47% for the nine months ended September 30, 2012. The decreased net interest margin of 9 basis points for the nine months ended September 30, 2013 was mostly due to a decrease in yields on loans and investment securities, partially offset by a decrease in average cost of funds primarily as a result of downward repricing of deposits and reduced funding costs on long-term debt.

Provision for Credit Losses

The provision for credit losses in each period is reflected as a charge against earnings in that period. The provision is equal to the amount required to maintain the allowance for credit losses at a level that is adequate to absorb probable credit losses inherent in the loan portfolio. The provision for credit losses decreased by $8.9 million to $0 for the three months ended September 30, 2013, compared with $8.9 million for the three months ended September 30, 2012. For the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012, the provision for credit losses decreased by $26.4 million to $8.9 million compared to $35.3 million. The provision decrease for the three and nine month comparable periods was mostly due to loan recoveries of $533 thousand and $1.4 million on construction and land development loans, respectively, as well as recoveries of $278 thousand on commercial real estate loans for the three months ended September 30, 2013. The Company has been experiencing a downward trend in net charge-offs and overall improved credit quality, which released some reserves due to improved quantitative factors. The Company may establish an additional allowance for credit losses for loans acquired with deteriorated credit quality through a charge to provision for credit losses when impairment is determined as a result of lower than expected cash flows. As of September 30, 2013, the Company held an additional allowance for loans acquired with deteriorated credit quality of $1.4 million.

Non-Interest Income

The Company earned non-interest income primarily through fees related to services, services provided to loan and deposit customers, bank owned life insurance, investment securities gains, mark to market gains (losses) and other.

The following table presents a summary of non-interest income for the periods presented:

	Three Months Ended			Nine Months Ended
	September 30,		Increase (Decrease)	September 30,		Increase (Decrease)
	2013	2012		2013	2012
Service charges and fees	$2,425	$2,412	$13	$7,408	$7,014	$394
Income from bank owned life insurance	1,832	1,116	716	3,904	3,359	545
Amortization of affordable housing investments	(1,504)	(651)	(853)	(3,304)	(710)	(2,594)
(Loss) Gain on sale of investment securities, net	(1,679)	1,031	(2,710)	(1,537)	2,502	(4,039)
Mark to market (losses) gains, net	(7)	470	(477)	(3,865)	701	(4,566)
Bargain purchase gain from acquisition	—	—	—	10,044	—	10,044
Other income	1,558	2,604	(1,046)	4,736	7,397	(2,661)

Total non-interest income	$2,625	$6,982	$(4,357)	$17,386	$20,263	$(2,877)

Total non-interest income for the three months ended September 30, 2013 decreased by $4.4 million, or 62%, compared to the three months ended September 30, 2012. This decrease is primarily due to the change from a net gain on sale of investment securities of $1.0 million for the three months ended September 30, 2012, compared to a net loss of $1.7 million for the three months ended September 30, 2013. In addition, there was a decrease of $1.0 million in other non-interest income for the three months ended September 30, 2013, compared to the same period last year.

Total non-interest income for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012 declined by $2.9 million, or 14%. This decrease is attributable to the $2.6 million decrease in amortization of affordable housing investments, the change from a net gain on sale of investment securities to a net loss in 2013, resulting in a $4.0 million decrease, the change from a net mark to market gain to a net loss, causing a decrease of $4.6 million, and the decrease in other non-interest income of $2.7 million. These decreases were partially offset by the $10.0 million bargain purchase gain recognized during the nine months ended September 30, 2013 as a result of the Centennial acquisition.

Non-Interest Expense

The following table presents a summary of non-interest expenses for the periods indicated:

	Three Months Ended			Nine Months Ended
	September 30,		Increase (Decrease)	September 30,		Increase (Decrease)
	2013	2012		2013	2012
	(in thousands)			(in thousands)
Salaries and employee benefits	$28,689	$25,500	$3,189	$83,363	$78,159	$5,204
Occupancy	4,901	4,655	246	14,500	14,046	454
Legal, professional and directors’ fees	3,006	2,291	715	8,017	6,380	1,637
Data processing	1,872	1,390	482	5,912	3,678	2,234
Insurance	1,884	2,121	(237)	6,350	6,323	27
Marketing	1,599	1,231	368	4,970	4,061	909
Loan and repossessed asset expense	1,136	1,236	(100)	3,453	4,573	(1,120)
Customer service	677	653	24	2,037	1,926	111
Net loss (gain) on sales/valuations of repossesed assets and bank premises, net	371	126	245	(234)	3,678	(3,912)
Intangible amortization	597	880	(283)	1,791	2,660	(869)
Goodwill and intangible impairment	—	3,435	(3,435)	—	3,435	(3,435)
Merger / restructure expenses	1,018	113	905	3,833	113	3,720
Other expense	3,925	3,912	13	11,143	10,839	304

Total non-interest expense	$49,675	$47,543	$2,132	$145,135	$139,871	$5,264

Total non-interest expense for the three months ended September 30, 2013 compared to the same period in 2012 increased by $2.1 million. The most significant changes for the third quarter 2013 compared to the third quarter 2012 were an increase in salaries and employee benefits of $3.2 million and merger / restructure expenses of $0.9 million. These increases were offset by the decrease in goodwill and intangible impairment of $3.4 million from the third quarter 2012.

Total non-interest expense for the nine months ended September 30, 2013 compared to the same period in 2012 increased by $5.3 million. The change primarily relates to the increases in salaries and employee benefits of $5.2 million, data processing costs of $2.2 million and merger / restructure expenses of $3.7 million. These increases were offset by the change from a net loss to a net gain on sales/valuations of repossessed assets and bank premises, generating a decrease of $3.9 million, and the decrease in goodwill and intangible impairment of $3.4 million from the nine months ended September 30, 2012.

Discontinued Operations

The Company has discontinued its affinity credit card business, PartnersFirst, and has presented these activities as discontinued operations. At September 30, 2013 and December 31, 2012, the outstanding credit card loans held for sale were $25.4 million and $31.1 million, respectively. No significant gain or loss was recognized as a result of this transaction.

The following table summarizes the operating results of the discontinued operations for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
	(in thousands)
Operating revenue	$1,105	$315	$3,376	$947
Non-interest expenses	(1,155)	(734)	(3,653)	(2,130)

Loss before income taxes	(50)	(419)	(277)	(1,183)
Income tax benefit	(21)	(176)	(117)	(497)

Net loss	$(29)	$(243)	$(160)	$(686)

Business Segment Results

The Company has three wholly owned subsidiary banks: Western Alliance Bank, Bank of Nevada, and Torrey Pines Bank. The Company has filed with the FDIC and state regulators an application to consolidate its three bank subsidiaries into one charter.

Western Alliance Bank, which consists of Alliance Bank of Arizona, operating in Arizona, and First Independent Bank, operating in Northern Nevada, reported net income of $9.8 million and $38.8 million for the three and nine months ended September 30, 2013, respectively, compared to $8.8 million and $26.4 million for the three and nine months ended September 30, 2012, respectively. The increase in net income of $12.4 million for the nine months ended September 30, 2013 compared to 2012 is mostly due to the $10.0 million bargain purchase gain on the Centennial acquisition. Total loans grew by $552.1 million to $2.59 billion at September 30, 2013, compared to $2.04 billion at December 30, 2012. In addition, total deposits increased by $607.8 million to $2.83 billion at September 30, 2013 from $2.22 billion at December 31, 2012.

Bank of Nevada reported net income of $16.3 million and $39.7 million for the three and nine months ended September 30, 2013, respectively, compared to net income of $5.8 million and $10.6 million for the three and nine months ended September 30, 2012, respectively. The $10.5 million increase in net income for the comparable three month periods was primarily due to decreased provision for credit losses of $13.5 million, resulting in a $6.9 million recovery for the three months ended September 30, 2013, as credit quality has improved and net interest income increased by $4.2 million, partially offset by increased income tax expense of $4.0 million and increased non-interest expense of $2.3 million. For the comparable nine month periods of 2013 to 2012, the increase was also due to similar factors. The provision for credit losses decreased $34.4 million, as credit quality improved and net interest income increased by $8.8 million, partially offset by increased income tax expense of $13.0 million. Total deposits at Bank of Nevada grew by $44.4 million to $2.61 billion at September 30, 2013, compared to $2.57 billion at December 31, 2012. Total loans increased by $203.8 million to $2.39 billion at September 30, 2013 from $2.18 billion at December 31, 2012, primarily due to net affiliate loan sales and participations.

Torrey Pines Bank, which excludes discontinued operations, reported net income for the three and nine months ended September 30, 2013 of $4.6 million and $16.8 million, respectively, compared to $6.4 million and $17.5 million for the three and nine months ended September 30, 2012, respectively. The decrease in net income of $1.8 million for the third quarter 2013 compared to 2012 was mostly due to increased provision for credit losses of $1.2 million and decreased non-interest income of $0.7 million. For the nine months ended September 30, 2013 compared to 2012, the $0.7 million decrease in net income was primarily the result of decreased net interest income of $2.0 million and decreased non-interest income of $1.8 million, offset by decreased provision for credit losses of $2.1 million. Total deposits at Torrey Pines Bank increased by $165.4 million to $1.84 billion at September 30, 2013, compared to $1.68 billion at December 31, 2012. Total loans increased by $15.9 million to $1.52 billion at September 30, 2013 from $1.51 billion at December 31, 2012.

The other business segment, which includes the holding company, Shine (until October 31, 2012), Western Alliance Equipment Finance, the discontinued operations related to the affinity credit card business, excluding loans held for sale (which are included in TPB), and Las Vegas Sunset Properties, reported a net loss of $2.5 million and $12.0 million for the three and nine months ended September 30, 2013, respectively, compared to a net loss of $5.5 million and $13.7 million for the three and nine months ended September 30, 2012, respectively. The decline in the net loss for the comparable three month periods of $3.0 million was primarily due to a recovery in credit losses of $1.7 million and decreased non-interest expense of $3.0 million, slightly offset by the decrease in non-interest income of $1.7 million. The decline in the net loss for the comparable nine month periods of $1.7 million is primarily due to increased income tax benefit of $3.2 million, slightly offset by increased provision for credit losses of $1.3 million.

Balance Sheet Analysis

Total assets increased $1.30 billion, or 17%, to $8.92 billion at September 30, 2013, compared to $7.62 billion at December 31, 2012. The increase primarily relates to increased loans held for investment of $812.7 million, increased deposits in other financial institutions of $175.5 million and the addition of securities purchased under agreement to resell of $128.1 million, as compared to December 31, 2012.

Total liabilities increased $1.24 billion, or 18%, to $8.10 billion at September 30, 2013 from $6.86 billion at December 31, 2012. The increase primarily relates to increased interest bearing deposits of $780.8 million and increased other borrowings of $200.4 million, as compared to December 31, 2012.

Total stockholders’ equity increased by $66.7 million, or 9%, to $826.3 million at September 30, 2013 from $759.6 million at December 31, 2012.

The following table shows the amounts of loans held for investment by type of loan at the end of each of the periods indicated.

	September 30,	December 31,
	2013	2012
	(in thousands)
Commercial and industrial	$1,990,568	$1,659,003
Commercial real estate—non-owner occupied	1,864,333	1,505,600
Commercial real estate—owner occupied	1,551,187	1,396,797
Construction and land development	459,764	394,319
Residential real estate	358,962	407,937
Commercial leases	244,312	288,747
Consumer	29,850	31,836
Deferred fees and unearned income, net	(8,106)	(6,045)

	6,490,870	5,678,194
Allowance for credit losses	(97,851)	(95,427)

Total	$6,393,019	$5,582,767

Concentrations of Lending Activities

The Company’s lending activities are primarily driven by the customers served in the market areas where the Company has branch offices in the states of Nevada, California and Arizona. The Company monitors concentrations within five broad categories: geography, industry, product, call code, and collateral. The Company grants commercial, construction, real estate and consumer loans to customers through branch offices located in the Company’s primary markets. The Company’s business is concentrated in these areas and the loan portfolio includes significant credit exposure to the commercial real estate market in these areas. As of September 30, 2013 and December 31, 2012, commercial real estate related loans accounted for approximately 59% and 58% of total loans, respectively, and approximately 1% and 3% of these loans are secured by undeveloped land, respectively. Substantially all of these loans are secured by first liens with an initial loan to value ratio of generally not more than 75%. Approximately 40% and 48% of these commercial real estate loans, excluding construction and land loans, were owner occupied at September 30, 2013 and December 31, 2012, respectively. In addition, approximately 3% and 4% of total loans were unsecured as of September 30, 2013 and December 31, 2012, respectively.

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

Total nonaccrual loans and loans past due 90 days or more and still accruing decreased by $24.0 million, or 23%, at September 30, 2013 to $82.1 million from $106.1 million at December 31, 2012.

The following table summarizes nonperforming assets:

	September 30,	December 31,
	2013	2012
	(in thousands)
Nonaccrual loans	$76,641	$104,716
Loans past due 90 days or more on accrual status	5,456	1,388
Troubled debt restructured loans	87,387	84,609

Total nonperforming loans	169,484	190,713
Other assets acquired through foreclosure, net	76,475	77,247

Total nonperforming assets	$245,959	$267,960

The following table summarizes the loans for which the accrual of interest has been discontinued, loans past due 90 days or more and still accruing interest, restructured loans, and other impaired loans:

	September 30,	December 31,
	2013	2012
	(dollars in thousands)
Total nonaccrual loans	$76,641	$104,716
Loans past due 90 days or more on accrual status	5,456	1,388

Total nonperforming loans	82,097	106,104
Troubled debt restructured loans	87,387	84,609
Other impaired loans	4,747	7,442

Total impaired loans	$174,231	$198,155

Other assets acquired through foreclosure, net	$76,475	$77,247
Nonaccrual loans to gross loans	1.18%	1.83%
Loans past due 90 days or more on accrual status to total loans	0.08	0.02
Interest income received on nonaccrual loans	$260	$191
Interest income that would have been recorded under the original terms of nonaccrual loans	$1,319	$5,469

The composite of nonaccrual loans were as follows as of the dates indicated:

	At September 30, 2013			At December 31, 2012
	Nonaccrual Balance	%	Percent of Total Loans	Nonaccrual Balance	%	Percent of Total Loans
	(dollars in thousands)
Construction and land development	$6,642	8.67%	0.10%	$11,093	10.59%	0.19%
Residential real estate	19,244	25.11%	0.30%	26,722	25.52%	0.47%
Commercial real estate	46,259	60.35%	0.71%	59,975	57.28%	1.05%
Commercial and industrial	4,468	5.83%	0.07%	6,722	6.42%	0.12%
Consumer	28	0.04%	0.00%	204	0.19%	0.00%

Total nonaccrual loans	$76,641	100.00%	1.18%	$104,716	100.00%	1.83%

As of September 30, 2013 and December 31, 2012, nonaccrual loans totaled $76.6 million and $104.7 million, respectively. Nonaccrual loans by bank at September 30, 2013 were $35.4 million at Bank of Nevada, $14.8 million at Western Alliance Bank and $7.2 million at Torrey Pines Bank, compared to $73.5 million at Bank of Nevada, $23.6 million at Western Alliance Bank and $7.6 million at Torrey Pines Bank at December 31, 2012. Nonaccrual loans held at the parent and Las Vegas Sunset Properties were $19.3 million at September 30, 2013, compared to $0 at September 30, 2012. Nonaccrual loans as a percentage of total gross loans were 1.18% and 1.83% at September 30, 2013 and December 31, 2012, respectively. Nonaccrual loans as a percentage of each bank’s total loans at September 30, 2013 were 1.48% at Bank of Nevada, 0.57% at Western Alliance Bank, and 0.47% at Torrey Pines Bank, compared to 3.37% at Bank of Nevada, 1.16% at Western Alliance Bank and 0.51% at Torrey Pines Bank at December 31, 2012. Total lost interest on nonaccrual loans for the three and nine months ended September 30, 2013 was $1.3 million and $3.8 million, respectively, compared to $1.3 million and $4.1 million for the three and nine months ended September 30, 2012, respectively. The Company recognized $0.3 million and $1.3 million of cash interest on nonaccrual loans for the three and nine months ended September 30, 2013, respectively, compared to $30 thousand and $0.2 million for the three and nine months ended September 30, 2012.

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

During the first quarter 2012, the FDIC conducted an annual safety and soundness examination of Bank of Nevada. As part of the exam, the FDIC reviewed the Company’s allowance for loan and lease losses and evaluated certain loans for which the net present value method was used to measure impairment. The FDIC recommended that the Company change from the net present value method to the collateral dependent method for certain loans which had adequate current cash flows to meet principal and interest debt service requirements, but which had collateral deficits relative to the principal amount of the loan obligation, and limited guarantor support. Following the exam and in the course of evaluating assets for impairment in the first quarter of 2012, the Company substituted the collateral dependent method with respect to the loans identified by the FDIC, which resulted in an increase to the allowance for credit losses of $4.1 million.

As of September 30, 2013 and December 31, 2012, the aggregate amount of loans classified as impaired was $174.2 million and $198.2 million, respectively, a net decrease of 12%. The total specific allowance for credit losses related to these loans was $5.9 million and $12.9 million at September 30, 2013 and December 31, 2012, respectively. As of September 30, 2013 and December 31, 2012, the Company had $87.4 million and $84.6 million, respectively, in loans classified as accruing restructured loans. The net decrease in impaired loans is primarily attributable to decreased commercial real estate, construction and land development and residential real estate impaired loans, by $11.0 million, $5.7 million and $5.0 million, respectively, compared to December 31, 2012. Impaired loans by bank (excluding loans acquired with deteriorated credit quality) at September 30, 2013 were $77.2 million at Bank of Nevada, $30.9 million at Western Alliance Bank, and $18.2 million at Torrey Pines Bank, compared to $123.4 million at Bank of Nevada, $43.4 million at Western Alliance Bank, and $18.8 million at Torrey Pines Bank at December 31, 2012. Additionally, Western Alliance Bancorporation held $47.9 million of impaired loans at September 30, 2013, compared to $12.7 million at December 31, 2012.

The following table includes the breakdown of total impaired loans and the related specific reserves:

	At September 30, 2013
	Impaired Balance	Percent	Percent of Total Loans	Reserve Balance	Percent	Percent of Total Allowance
	(dollars in thousands)
Construction and land development	$26,748	15.35%	0.41%	$831	14.05%	0.85%
Residential real estate	32,811	18.83%	0.50%	2,594	43.90%	2.65%
Commercial real estate	99,568	57.16%	1.53%	1,390	23.52%	1.42%
Commercial and industrial	14,573	8.36%	0.22%	1,090	18.45%	1.11%
Consumer	531	0.30%	0.01%	4	0.08%	0.00%

Total impaired loans	$174,231	100.00%	2.67%	$5,909	100.00%	6.03%

	At December 31, 2012
	Impaired		Percent of	Reserve		Percent of
	Balance	Percent	Total Loans	Balance	Percent	Total Allowance
	(dollars in thousands)
Construction and land development	$32,492	16.40%	0.57%	$284	2.21%	0.30%
Residential real estate	37,851	19.10%	0.66%	5,448	42.34%	5.71%
Commercial real estate	110,538	55.78%	1.94%	4,417	34.33%	4.63%
Commercial and industrial	16,510	8.33%	0.29%	2,552	19.84%	2.67%
Consumer	764	0.39%	0.01%	165	1.28%	0.17%

Total impaired loans	$198,155	100.00%	3.47%	$12,866	100.00%	13.48%

The following table summarizes the activity in our allowance for credit losses for the periods indicated.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
	(dollars in thousands)
Allowance for credit losses:
Balance at beginning of period	$96,323	$97,512	$95,427	$99,170
Provisions charged to operating expenses :
Commercial and industrial	354	5,611	5,514	12,601
Commercial real estate—non-owner occupied	967	180	4,691	3,312
Commercial real estate—owner occupied	(1,245)	2,144	(1,665)	9,003
Construction and land development	(533)	18	(1,442)	7,170
Residential real estate	(247)	(82)	1,748	643
Consumer	704	1,061	74	2,614

Total Provision	—	8,932	8,920	35,343
Recoveries of loans previously charged-off:
Commercial and industrial	2,242	501	4,440	2,695
Commercial real estate—non-owner occupied	273	27	867	1,030
Commercial real estate—owner occupied	149	606	1,130	1,867
Construction and land development	966	567	1,787	870
Residential real estate	430	153	1,548	765
Consumer	726	38	751	294

Total recoveries	4,786	1,892	10,523	7,521
Loans charged-off:
Commercial and industrial	544	4,100	3,379	12,687
Commercial real estate—non-owner occupied	465	998	3,373	5,380
Commercial real estate—owner occupied	399	472	2,769	6,643
Construction and land development	—	2,315	852	10,587
Residential real estate	1,138	2,242	5,641	5,756
Consumer	712	799	1,005	3,571

Total charged-off	3,258	10,926	17,019	44,624
Net loan (recoveries) charge-offs	(1,528)	9,034	6,496	37,103

Balance at end of period	$97,851	$97,410	$97,851	$97,410

Net (recoveries) charge-offs to average loans outstanding—annualized	(0.10)%	0.70%	0.22%	0.99%
Allowance for credit losses to gross loans	1.50%	1.83%

The following table summarizes the allowance for credit losses by loan type. However, allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories:

	Allowance for Credit Losses at September 30, 2013
	(dollars in thousands)
	Amount	% of Total Allowance For Credit Losses	% of Loans in Each Category to Gross Loans
Construction and land development	$10,047	10.27%	7.07%
Commercial real estate	33,863	34.60%	52.55%
Residential real estate	12,892	13.18%	5.52%
Commercial and industrial	39,435	40.30%	34.39%
Consumer	1,614	1.65%	0.47%

Total	$97,851	100.00%	100.00%

	Allowance for Credit Losses at December 31, 2012
	(dollars in thousands)
	Amount	% of Total Allowance For Credit Losses	% of Loans in Each Category to Gross Loans
Construction and land development	$10,554	11.06%	6.90%
Commercial real estate	34,982	36.66%	51.10%
Residential real estate	15,237	15.97%	7.20%
Commercial and industrial	32,860	34.43%	34.30%
Consumer	1,794	1.88%	0.50%

Total	$95,427	100.00%	100.00%

The allowance for credit losses as a percentage of total loans decreased to 1.50% at September 30, 2013 from 1.67% at December 31, 2012. The Company’s credit loss reserve at September 30, 2013 increased to $97.9 million from $95.4 million at December 31, 2012. Although the Company has increased the size of its loan portfolio, the total balance of the allowance for credit losses has stayed relatively flat due to improving credit quality.

Potential Problem Loans

The Company classifies loans consistent with federal banking regulations using a nine category grading system. These loan grades are described in further detail in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 under “Item 1. Business.” The following table presents information regarding potential problem loans, consisting of loans graded special mention, substandard, doubtful and loss, but still performing:

	At September 30, 2013
	Number	Loan		Percent of
	of Loans	Balance	Percent	Total Loans
	(dollars in thousands)
Construction and land development	6	$11,327	9.26%	0.17%
Commercial real estate	63	82,311	67.33%	1.26%
Residential real estate	24	9,761	7.99%	0.15%
Commercial and industrial	66	17,569	14.37%	0.27%
Consumer	8	1,289	1.05%	0.02%

Total	167	$122,257	100.00%	1.87%

	At December 31, 2012
	Number	Loan		Percent of
	of Loans	Balance	Percent	Total Loans
	(dollars in thousands)
Construction and land development	8	$5,821	4.89%	0.10%
Commercial real estate	70	82,422	69.30%	1.44%
Residential real estate	34	9,749	8.20%	0.17%
Commercial and industrial	79	20,155	16.95%	0.35%
Consumer	6	783	0.66%	0.01%

Total	197	$118,930	100.00%	2.07%

Investment Securities

Investment securities are classified at the time of acquisition as either held-to-maturity (“HTM”), available-for-sale (“AFS”), or trading based upon various factors, including Management’s asset/liability strategies, liquidity and profitability objectives, and regulatory requirements. HTM securities are carried at amortized cost, adjusted for amortization of premiums or accretion of discounts. AFS securities are securities that may be sold prior to maturity based upon Management’s asset/liability decisions. Investment securities identified as available-for-sale are carried at fair value. Unrealized gains or losses on available-for-sale securities are recorded as accumulated other comprehensive income in stockholders’ equity. Amortization of premiums or accretion of discounts on mortgage-backed securities is periodically adjusted for estimated prepayments. Investment securities measured at fair value are reported at fair value, with unrealized gains and losses included in current period earnings.

The investment securities portfolio of the Company is utilized as collateral for borrowings, required collateral for public deposits and customer repurchase agreements and, to manage liquidity, capital and interest rate risk.

The carrying value of investment securities at September 30, 2013 and December 31, 2012 was as follows:

	September 30,	December 31,
	2013	2012
	(in thousands)
U.S. government sponsored agency securities	$27,377	$—
Direct obligations and GSE residential mortgage-backed securities	772,099	668,265
Private label residential mortgage-backed securities	26,147	35,607
Municipal obligations	295,225	265,073
Adjustable-rate preferred stock	61,389	75,555
Mutual funds	32,323	37,961
CRA investments	24,900	25,816
Trust preferred securities	23,834	24,135
Collateralized debt obligations	50	50
Private label commercial mortgage-backed securities	—	5,741
Collateralized mortgage-backed securities	5,493	—
Corporate bonds	97,778	97,781

Total investment securities	$1,366,615	$1,235,984

Gross unrealized losses at September 30, 2013 and December 31, 2012 are primarily caused by interest rate fluctuations, credit spread widening and reduced liquidity in applicable markets. The Company has reviewed investment securities on which there is an unrealized loss in accordance with its accounting policy for OTTI described in Note 3, “Investment Securities,” and determined there was no OTTI for the three and nine months ended September 30, 2013 and 2012.

The Company does not consider any securities, other than those impaired in prior periods, to be other-than-temporarily impaired as of September 30, 2013 and December 31, 2012. However, without recovery in the near term such that liquidity returns to the applicable markets and spreads return to levels that reflect underlying credit characteristics, additional OTTI may occur in future periods.

Goodwill and Intangibles

Goodwill is created when a company acquires a business. When a business is acquired, the purchased assets and liabilities are recorded at fair value and intangible assets are identified. Excess consideration paid to acquire a business over the fair value of the net assets is recorded as goodwill. The Company’s annual goodwill impairment test is performed as of October 1. The Company determined that there was no triggering event or other factor to indicate an interim test of goodwill impairment was necessary for the third quarter of 2013.

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

Although realization is not assured, the Company believes that the realization of the net deferred tax asset is more likely than not based on expectations as to future taxable income and based on available tax planning strategies as defined in FASB ASC 740, Income Taxes (“ASC 740”), that could be implemented if necessary to prevent a carryforward from expiring.

See Note 12, “Income Taxes” to the Consolidated Financial Statements for further discussion on income taxes.

Deposits

Deposits have been the primary source for funding the Company’s asset growth. At September 30, 2013, total deposits were $7.28 billion, compared to $6.46 billion at December 31, 2012. The deposit growth of $820.1 million, or 13%, was primarily driven by increased interest-bearing demand deposits of $780.8 million. In addition, the bank subsidiaries are members of Certificate of Deposit Registry Service (“CDARS”) and Insured Cash Sweep Service (“ICS”). CDARS and ICS provide mechanisms for obtaining FDIC insurance on large deposits. At September 30, 2013, the Company had $459.2 million of CDARS deposits and $232.0 million of ICS deposits. At December 31, 2012, the Company had $386.3 million of CDARS deposits and $107.6 million ICS deposits. At September 30, 2013 and December 31, 2012, the Company had $229.7 million and $99.8 million, respectively, of wholesale brokered deposits.

The following table provides the average balances and weighted average rates paid on deposits:

	Three Months Ended
	September 30,
	2013		2012
	Average Balance/Rate		Average Balance/Rate
	(dollars in thousands)
Interest checking (NOW)	$641,695	0.23%	$510,462	0.23%
Savings and money market	2,828,113	0.31	2,414,194	0.33
Time	1,675,482	0.40	1,286,512	0.52

Total interest-bearing deposits	5,145,290	0.33	4,211,168	0.38
Noninterest bearing demand deposits	1,931,127	—	1,813,050	—

Total deposits	$7,076,417	0.24%	$6,024,218	0.27%

	Nine Months Ended
	September 30,
	2013		2012
	Average Balance/Rate		Average Balance/Rate
	(dollars in thousands)
Interest checking (NOW)	$625,830	0.22%	$511,028	0.24%
Savings and money market	2,739,973	0.30	2,314,941	0.35
Time	1,570,510	0.40	1,343,624	0.58

Total interest-bearing deposits	4,936,313	0.32	4,169,593	0.41
Noninterest bearing demand deposits	1,895,090	—	1,734,576	—

Total deposits	$6,831,403	0.23%	$5,904,169	0.29%

Other Assets Acquired Through Foreclosure

The following table presents the changes in other assets acquired through foreclosure:

	For the Three Months Ended September 30,
	2013			2012
	Gross Balance	Valuation Allowance	Net Balance	Gross Balance	Valuation Allowance	Net Balance
	(in thousands)
Balance, beginning of the period	$102,923	$(26,424)	$76,499	$120,391	$(43,397)	$76,994
Transfers to other assets acquired through foreclosure, net	2,737	—	2,737	10,807	—	10,807
Proceeds from sale of other real estate owned and repossessed assets, net	(3,411)	1,055	(2,356)	(13,733)	4,335	(9,398)
Valuation adjustments, net	—	(697)	(697)	—	(781)	(781)
Gains (losses), net (1)	292	—	292	611	—	611

Balance, end of period	$102,541	$(26,066)	$76,475	$118,076	$(39,843)	$78,233

(1)

Included in gains (losses), net are gains related to transfers to other assets of $62 thousand during the quarter ended September 30, 2013 and $249 thousand during the quarter ended September 30, 2012 pursuant to accounting guidance.

	For the Nine Months Ended September 30,
	2013			2012
	Gross Balance	Valuation Allowance	Net Balance	Gross Balance	Valuation Allowance	Net Balance
	(in thousands)
Balance, beginning of the period	$113,474	$(36,227)	$77,247	$135,148	$(46,044)	$89,104
Transfers to other assets acquired through foreclosure, net	14,010	—	14,010	19,522	—	19,522
Additions from acquisition of Centennial	5,622	—	5,622	—	—	—
Proceeds from sale of other real estate owned and repossessed assets, net	(32,953)	12,440	(20,513)	(36,911)	10,261	(26,650)
Valuation adjustments, net	—	(2,279)	(2,279)	—	(4,060)	(4,060)
Gains (losses), net (1)	2,388	—	2,388	317	—	317

Balance, end of period	$102,541	$(26,066)	$76,475	$118,076	$(39,843)	$78,233

(1)

Included in gains (losses), net are gains related to transfers to other assets of $407 thousand during the nine month period ended September 30, 2013 and $291 thousand during the nine month period ended September 30, 2012 pursuant to accounting guidance.

Other assets acquired through foreclosure consist primarily of properties acquired as a result of, or in-lieu-of, foreclosure. Properties or other assets are classified as other real estate owned and other repossessed property and are reported at the lower of carrying value or fair value, less estimated costs to sell the property. Costs relating to the development or improvement of the assets are capitalized and costs relating to holding the assets are charged to expense. The Company had $76.5 million and $77.2 million, respectively, of such assets at September 30, 2013 and December 31, 2012. At September 30, 2013, the Company held approximately 73 other real estate owned properties, compared to 75 at December 31, 2012. When significant adjustments were based on unobservable inputs, such as when a current appraised value is not available or Management determines the fair value of the collateral is further impaired below appraised value and there is no observable market price, the resulting fair value measurement has been categorized as a Level 3 measurement.

Junior Subordinated Debt

The Company measures the balance of the junior subordinated debt at fair value, which was $39.4 million at September 30, 2013 and $36.2 million at December 31, 2012. The difference between the aggregate fair value of junior subordinated debt and the aggregate unpaid principal balance of $66.5 million was $27.1 million at September 30, 2013.

Short-Term Borrowed Funds

The Company from time to time utilizes short-term borrowed funds to support short-term liquidity needs generally created by increased loan demand. The majority of these short-term borrowed funds consist of advances from the FHLB and/or FRB, federal funds purchased and customer repurchase agreements. The Company’s borrowing capacity at FHLB and FRB is determined based on collateral pledged, generally consisting of securities and loans. In addition, the Company has borrowing capacity from other sources pledged by securities, including securities sold under agreements to repurchase, which are reflected at the amount of cash received in connection with the transaction, and may require additional collateral based on the fair value of the underlying securities. At September 30, 2013, total short-term borrowed funds consisted of customer repurchases of $55.5 million, federal funds purchased of $13.3 million and a revolving line of credit of $32.5 million. At December 31, 2012, total short-term borrowed funds consisted of $79.0 million of customer repurchases and $120.0 million of FHLB advances. The decrease in short-term borrowed funds of $97.7 million was the result of increased liquidity from customer deposits and a change in funding duration to longer term to mitigate margin compression.

Long-Term Debt

In 2010, the Company completed a public offering of $75.0 million in principal Senior Notes due in 2015, bearing interest of 10%. At September 30, 2013, the net principal balance was $74.0 million. In the first quarter of 2013, the Company entered into a long-term fixed rate advance with the FHLB for $200.0 million at an interest rate of 1.04% due in January 2018.

Securities Sold Short

During the first quarter 2013, the Company entered into a Treasury short transaction to mitigate the Company’s modest liability sensitive interest rate risk profile. The Company sold short fixed rate Treasury securities and invested the proceeds in a short-term repurchase agreement. The balance was $126.7 million at September 30, 2013.

Other Liabilities

The increase of $105.2 million to $204.1 million at September 30, 2013 compared to $98.9 million at December 31, 2012 was primarily due to an increase in payables for committed, but unfunded transactions and the addition of unfunded investments in affordable housing credits.

Critical Accounting Policies

Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and could potentially result in materially different results under different assumptions and conditions. The critical accounting policies upon which the Company’s financial condition and results of operations depend, and which involve the most complex subjective decisions or assessments, are included in the discussion entitled “Critical Accounting Policies” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012, and all amendments thereto, as filed with the Securities and Exchange Commission. There were no material changes to the critical accounting policies disclosed in the Annual Report on Form 10-K.

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

The ability to have readily available funds sufficient to repay fully maturing liabilities is of primary importance to depositors, creditors and regulators. The Company’s liquidity, represented by cash and amounts due from banks, federal funds sold and non-pledged marketable securities, is a result of our operating, investing and financing activities and related cash flows. In order to ensure funds are available when necessary, on at least a quarterly basis, the Company projects the amount of funds that will be required, and we strive to maintain relationships with a diversified customer base. Liquidity requirements can also be met through short-term borrowings or the disposition of short-term assets. The Company has unsecured borrowing lines at correspondent banks totaling $120.0 million. In addition, loans and securities are pledged to the FHLB providing $1.47 billion in borrowing capacity with outstanding borrowings and letters of credit of $272.2 million and $143.5 million, respectively, leaving $1.05 billion in available credit as of September 30, 2013. Loans and securities pledged to the FRB discount window provided $598.3 million in borrowing capacity. As of September 30, 2013, there were no outstanding borrowings from the FRB. Thus the Company’s available credit on this facility totaled $598.3 million.

The Company has a formal liquidity policy, and in the opinion of Management, the Company’s liquid assets are considered adequate to meet cash flow needs for loan funding and deposit cash withdrawals for the next 90 to 120 days. At September 30, 2013, there was $1.04 billion in liquid assets, comprised of $384.9 million in cash and cash equivalents and $659.5 million in unpledged marketable securities. At December 31, 2012, the Company maintained $702.7 million in liquid assets, comprised of $205.3 million of cash and cash equivalents and $445.6 million of unpledged marketable securities.

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

On a long-term basis, the Company’s liquidity will be met by changing the relative distribution of our asset portfolios, for example by reducing investment or loan volumes, or selling or encumbering assets. Further, the Company can increase liquidity by soliciting higher levels of deposit accounts through promotional activities and/or borrowing from correspondent banks, the FHLB of San Francisco and the FRB. At September 30, 2013, the Company’s long-term liquidity needs primarily relate to funds required to support loan originations and commitments and deposit withdrawals which can be met by cash flows from investment payments and maturities, and investment sales if necessary.

The Company’s liquidity is comprised of three primary classifications: (1) cash flows provided by operating activities; (2) cash flows used in investing activities; and (3) cash flows provided by financing activities. Net cash provided by or used in operating activities consists primarily of net income, adjusted for changes in certain other asset and liability accounts and certain non-cash income and expense items, such as the loan loss provision, investment and other amortization and depreciation. For the nine months ended September 30, 2013 and 2012, net cash provided by operating activities was $123.8 million and $124.9 million, respectively.

The Company’s primary investing activities are the origination of real estate, commercial and consumer loans and purchase and sale of securities. The Company’s net cash provided by and used in investing activities has been primarily influenced by the Company’s loan and securities activities. The net increase in loans for the nine months ended September 30, 2013 and 2012 was $388.3 million and $612.9 million, respectively.

Net cash provided by financing activities has been impacted significantly by increased deposit levels. During the nine months ended September 30, 2013 and 2012, deposits increased $482.0 million and $503.5 million, respectively.

Fluctuations in core deposit levels may increase our need for liquidity as certificates of deposit mature or are withdrawn before maturity and as non-maturity deposits, such as checking and savings account balances, are withdrawn. Additionally, we are exposed to the risk that customers with large deposit balances will withdraw all or a portion of such deposits, due in part to the FDIC limitations on the amount of insurance coverage provided to depositors. To mitigate the uninsured deposit risk, we have joined the CDARS and ICS, programs that allow customers to invest up to $50.0 million in certificates of deposit or money market accounts through one participating financial institution, with the entire amount being covered by FDIC insurance. As of September 30, 2013, we had $459.2 million of CDARS and $232.0 million of ICS deposits.

As of September 30, 2013, the Company had $229.7 million of wholesale brokered deposits outstanding. Brokered deposits are generally considered to be deposits that have been received from a third party that is acting on behalf of that party’s customer. Often, a broker will direct a customer’s deposits to the banking institution offering the highest interest rate available. Federal banking law and regulation places restrictions on depository institutions regarding brokered deposits because of the general concern that these deposits are at a greater risk of being withdrawn and placed on deposit at another institution offering a higher interest rate, thus posing liquidity risk for institutions that gather brokered deposits in significant amounts. The Company does not anticipate using brokered deposits as a significant liquidity source in the near future.

Federal and state banking regulations place certain restrictions on dividends paid by the Banks to the Company. The total amount of dividends which may be paid at any date is generally limited to the retained earnings of each Bank. Dividends paid by the Banks to the Company would be prohibited if the effect thereof would cause the respective Bank’s capital to be reduced below applicable minimum capital requirements. In addition, the Memorandum of Understanding (“MOU”) at Bank of Nevada that was effective through the second quarter 2013 required prior regulatory approval of dividends to the Company. Bank of Nevada, Western Alliance Bank, Torrey Pines Bank, and Las Vegas Sunset Properties have paid dividends in the amount of $35.0 million, $7.0 million, $9.0 million and $4.5 million, respectively, over the past three quarters of 2013 to Western Alliance Bancorporation. Subsequent to September 30, 2013, Bank of Nevada paid a $16.0 million dividend to Western Alliance Bancorporation.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Banks to maintain minimum amounts and ratios of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I leverage (as defined) to average assets (as defined). As of September 30, 2013 and December 31, 2012, the Company and the Banks met all capital adequacy requirements to which they are subject.

As of September 30, 2013 and December 31, 2012, each of the capital ratios at each bank subsidiary and the Company exceeded the minimum capital ratio requirements necessary to be classified as well-capitalized. To be categorized as well-capitalized, the Banks must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the table below. Until recently, Bank of Nevada was subject to an MOU that required it to maintain a higher Tier 1 leverage ratio than otherwise required to be considered well-capitalized. At December 31, 2012, the capital levels at Bank of Nevada exceeded this elevated requirement. The MOU was terminated, effective as of July 9, 2013, and, therefore, Bank of Nevada is no longer subject to this requirement.

Federal banking regulators have proposed revisions to the bank capital requirement standards known as Basel III. Basel III strengthens bank capital requirements and introduces new regulatory requirements on bank liquidity and bank leverage. Based on the Company’s assessment of these proposed regulations, as of September 30, 2013 and December 31, 2012, the Company and each of the Banks met the requirements necessary to be classified as well-capitalized under the proposed regulation.

The actual capital amounts and ratios for the Company are presented in the following table:

			Adequately-		Minimum For
	Actual		Capitalized		Well-Capitalized
			Requirements		Requirements
As of September 30, 2013	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
Total Capital (to Risk Weighted Assets)	$951,656	12.5%	$610,108	8.0%	$762,635	10.0%
Tier I Capital (to Risk Weighted Assets)	856,224	11.2	305,205	4.0	457,808	6.0
Leverage ratio (to Average Assets)	856,224	10.0	344,107	4.0	430,134	5.0

			Adequately-		Minimum For
	Actual		Capitalized		Well-Capitalized
			Requirements		Requirements
As of December 31, 2012	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
Total Capital (to Risk Weighted Assets)	$856,199	12.6%	$543,618	8.0%	$679,523	10.0%
Tier I Capital (to Risk Weighted Assets)	768,687	11.3	272,102	4.0	408,152	6.0
Leverage ratio (to Average Assets)	768,687	10.1	304,430	4.0	380,538	5.0

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Net Interest Income Simulation. In order to measure interest rate risk at September 30, 2013, we used a simulation model to project changes in net interest income that result from forecasted changes in interest rates. This analysis calculates the difference between net interest income forecasted using an immediate increase and decrease in interest rates and a net interest income forecast using a flat market interest rate environment derived from spot yield curves typically used to price our assets and liabilities. The income simulation model includes various assumptions regarding the re-pricing relationships for each of our products. Many of our assets are floating rate loans, which are assumed to re-price immediately, and proportional to the change in market rates, depending on their contracted index. Some loans and investments include the opportunity of prepayment (embedded options), and accordingly the simulation model uses estimated market speeds to derive prepayments and reinvests proceeds at modeled yields. Our non-term deposit products re-price more slowly, usually changing less than the change in market rates and at our discretion.

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

This simulation model assesses the changes in net interest income that would occur in response to an instantaneous and sustained increase or decrease (shock) in market interest rates. At September 30, 2013, our net interest margin exposure for the next twelve months related to these hypothetical changes in market interest rates was within our current guidelines.

Sensitivity of Net Interest Income

	Interest Rate Scenario (change in basis points from Base)
(in 000’s)	Down 100	Base	Up 100	Up 200	Up 300	Up 400
Interest Income	$353,338	$358,333	$380,419	$406,956	$436,106	$465,925
Interest Expense	$31,625	$31,677	$51,762	$71,848	$91,934	$112,020
Net Interest Income	$321,713	$326,656	$328,657	$335,108	$344,172	$353,905
% Change	(1.5)%		0.6%	2.6%	5.4%	8.3%

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

At September 30, 2013, our economic value of equity exposure related to these hypothetical changes in market interest rates was within the current guidelines established by us. The following table shows our projected change in economic value of equity for this set of rate shocks at September 30, 2013.

Economic Value of Equity

	Down 100	Base	Up 100	Up 200	Up 300	Up 400
Present Value (000’s)
Assets	$9,168,034	$9,055,369	$8,855,476	$8,669,114	$8,495,260	$8,336,093
Liabilities	$7,967,637	$7,832,059	$7,629,111	$7,458,913	$7,290,636	$7,122,640
Net Present Value	$1,200,397	$1,223,310	$1,226,365	$1,210,201	$1,204,624	$1,213,453
% Change	(1.9)%		0.2%	(1.1)%	(1.5)%	(0.8)%

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

Derivative Contracts. In the normal course of business, the Company uses derivative instruments to meet the needs of its customers and manage exposure to fluctuations in interest rates. The following table summarizes the aggregate notional amounts, market values and terms of the Company’s derivative positions with derivative market makers as of September 30, 2013.

Outstanding Derivatives Positions

		Weighted Average
Notional	Net Value	Maturity (in yrs)
108,275,668	(2,148,234)	17.0

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

Changes in Internal Control over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2013, which have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

As previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, one of the Company’s banking subsidiaries, Bank of Nevada, operated under informal supervisory oversight by banking regulators in the form of an MOU. The MOU required enhanced management of such matters as asset quality, credit administration, repossessed property, information technology, and imposed a number of other requirements. The MOU was terminated, effective as of July 9, 2013.

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

The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30,2013, formatted in Extensible Business Reporting Language (XBRL), include: (i) Consolidated Balance Sheets at September 30, 2013 and December 31, 2012 (ii) Consolidated Income Statements and Comprehensive Income for the three and nine months ended September 30, 2013 and 2012, (iii) Consolidated Statement of Stockholders’ Equity at September 30, 2013, (iv) Consolidated Statements of Cash Flows for the nine months ended September 30, 2013 and 2012, and (v) Notes to (unaudited) Condensed Consolidated Financial Statements***.

*	Filed herewith.
**	Furnished herewith.
***	Furnished herewith. Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WESTERN ALLIANCE BANCORPORATION

Date: October 31, 2013	By:	/s/ Robert Sarver
Robert Sarver
Chief Executive Officer

Date: October 31, 2013	By:	/s/ Dale Gibbons
Dale Gibbons
Executive Vice President and
Chief Financial Officer

Date: October 31, 2013	By:	/s/ J. Kelly Ardrey Jr.
J. Kelly Ardrey Jr.
Senior Vice President and
Chief Accounting Officer