Form 10-K
period 2013-12-31
WESTERN ALLIANCE BANCORPORATION
filed 2014-02-21
CIK 1212545

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the registrant’s voting stock held by non-affiliates was approximately $774.3 million based on the June 28, 2013 closing price of said stock on the New York Stock Exchange ($15.83 per share).
As of February 18, 2014, Western Alliance Bancorporation had 87,126,374 shares of common stock outstanding.
Portions of the registrant’s definitive proxy statement for its 2014 Annual Meeting of Stockholders are incorporated by reference into Part III of this report.

PART I
Forward-Looking Statements
Certain statements contained in this Annual Report on Form 10-K for the fiscal year ended December 31, 2013 (“Form 10-K”) are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Company intends such forward-looking statements be covered by the safe harbor provisions for forward-looking statements. All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including statements that are related to or are dependent on estimates or assumptions relating to expectations, beliefs, projections, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts.
The forward-looking statements contained in this Form 10-K reflect our current views about future events and financial performance and involve certain risks, uncertainties, assumptions and changes in circumstances that may cause our actual results to differ significantly from historical results and those expressed in any forward-looking statement, including those risks discussed under the heading “Risk Factors” in this Form 10-K. Risks and uncertainties include those set forth in our filings with the Securities and Exchange Commission and the following factors that could cause actual results to differ materially from those presented: 1) financial market and economic conditions adversely effecting financial performance; 2) dependency on real estate and events that negatively impact real estate; 3) high concentration of commercial real estate, construction and development and commercial and industrial loans; 4) actual credit losses may exceed expected losses in the loan portfolio; 5) the geographic concentrations of our assets increases the risks related to local economic conditions; 6) sovereign credit rating downgrades; 7) exposure of financial instruments to certain market risks may cause volatility in earnings; 8) dependence on low-cost deposits; 9) ability to borrow from the Federal Home Loan Bank or the Federal Reserve Bank; 10) events that further impair goodwill; 11) a change in the our creditworthiness; 12) expansion strategies may not be successful; 13) risk associated with the recent consolidation of our bank subsidiaries; 14) our ability to compete in a highly competitive market; 15) our ability to recruit and retain qualified employees, especially seasoned relationship bankers and senior management; 16) the effects of terrorist attacks or threats of war; 17) perpetration of internet fraud; 18) information security breaches; 19) reliance on other companies' infrastructure; 20) risk management policies not fully effective; 21) risks associated with new lines of businesses; 22) risk of operating in a highly regulated industry and our ability to remain in compliance; 23) failure to comply with state and federal banking agency laws and regulations; 24) changes in interest rates and increased rate competition; 25) exposure to environmental liabilities related to the properties to which we acquire title; and 26) risks related to ownership and price of our common stock.
For more information regarding risks that may cause our actual results to differ materially from any forward-looking statements, see “Risk Factors” in Item 1A of this Form 10-K. Forward-looking statements speak only as of the date they are made, the Company does not undertake any obligations to update forward-looking statements to reflect circumstances and or events that occur after the date the forward-looking statements are made.
Purpose
The following discussion is designed to provide insight on the financial condition and results of operations of Western Alliance Bancorporation and its subsidiaries. Unless otherwise stated, “the Company” or “WAL” refers to this consolidated entity. This discussion should be read in conjunction with the Company’s Consolidated Financial Statements and notes to the Consolidated Financial Statements, herein referred to as “the Consolidated Financial Statements.” These Consolidated Financial Statements are presented in Item 8 of this Form 10-K.

GLOSSARY OF ENTITIES AND TERMS
The acronyms and abbreviations identified below are used in various sections of this Form 10-K, including "Management's Discussion and Analysis of Financial Condition and Results of Operations," in Item 7 and the Consolidated Financial Statements and the Notes to Consolidated Financial Statements in Item 8 of this Form 10-K.

ENTITIES:
AAB	Alta Alliance Bank	Shine	Shine Investment Advisory Services, Inc.
ABA	Alliance Bank of Arizona	TPB	Torrey Pines Bank
BON	Bank of Nevada	WAB	Western Alliance Bank (prior to merger on December 31, 2013 with BON and TPB)
BWN	Bank West of Nevada	WAB Consolidated	WAB (after merger on December 31, 2013 with BON and TPB)
Centennial	Centennial Bank	WAEF	Western Alliance Equipment Finance
FIB	First Independent Bank	WAL	Western Alliance Bancorporation
LVSP	Las Vegas Sunset Properties	Western Liberty	Western Liberty Bancorp
MRA	Miller/Russell & Associates, Inc.
TERMS:
AFS	Available-for-Sale	GSE	Government-Sponsored Enterprise
ALCO	Asset and Liability Management Committee	HMDA	Home Mortgage Disclosure Act
AOCI	Accumulated Other Comprehensive Income	HOEPA	Home Ownership and Protection Act of 1994
APR	Annual Percentage Rate	HTM	Held-to-Maturity
ARPS	Adjustable-Rate Preferred Stock	ICS	Insured Cash Sweep Service
ASC	Accounting Standards Codification	Incentive Plan	2005 Stock Incentive Plan, as amended
ASU	Accounting Standards Update	IRC	Internal Revenue Code
BOLI	Bank Owned Life Insurance	IRS	Internal Revenue Service
BSA	Bank Secrecy Act of 1970	LIBOR	London Interbank Offered Rate
CCO	Chief Credit Officer	LIHTC	Low-Income Housing Tax Credit
CDARS	Certificate Deposit Account Registry Service	MBS	Mortgage-Backed Securities
CDO	Collateralized Debt Obligation	MOU	Memorandum of Understanding
CEO	Chief Executive Officer	NOL	Net Operating Loss
CFO	Chief Financial Officer	NPV	Net Present Value
CFPB	Consumer Financial Protection Bureau	NUBILs	Net Unrealized Built In Losses
CMO	Collateralized Mortgage Obligations	OCI	Other Comprehensive Income
Company	Western Alliance Bancorporation	OFAC	Office of Foreign Assets Control
COO	Chief Operating Officer	OREO	Other Real Estate Owned
COSO	Committee of Sponsoring Organizations of the Treadway Commission	OTTI	Other-than-Temporary Impairment
CPP	TARP Capital Purchase Program	Parent	WAL Holding Company
CRA	Community Reinvestment Act	PCI	Purchased Credit Impaired
CRE	Commercial Real Estate	RESPA	Real Estate Settlement Procedures Act
DIF	FDIC's Deposit Insurance Fund	SBA	Small Business Association
Exchange Act	Securities Exchange Act of 1934, as amended	SBLF	Small Business Lending Fund
FASB	Financial Accounting Standards Board	SEC	Securities and Exchange Commission
FCRA	Fair Credit Reporting Act of 1971	SOX	Sarbanes-Oxley Act of 2002
FDIC	Federal Deposit Insurance Corporation	TARP	Troubled Asset Relief Program
FHA	Fair Housing Act	TDR	Troubled Debt Restructuring
FHLB	Federal Home Loan Bank	TEB	Tax Equivalent Basis
FRB	Federal Reserve Bank	TILA	Truth in Lending Act
FVO	Fair Value Option	WALCC	Western Alliance Bancorporation's Credit Committee
GAAP	U.S. Generally Accepted Accounting Principles	XBRL	eXtensible Business Reporting Language
GLBA	Gramm-Leach-Bliley Act of 1999

Item 1.	Business.
Organization Structure and Description of Services
WAL is a bank holding company headquartered in Phoenix, Arizona that provides full service banking and lending to locally owned businesses, professional firms, real estate developers and investors, local non-profit organizations, high net worth individuals and other consumers through its wholly-owned subsidiary bank, WAB Consolidated, doing business as ABA in Arizona, FIB in Northern Nevada, BON in Southern Nevada, and TPB in California. In addition, the Company has two non-bank subsidiaries: WAEF, which offers equipment leasing nationwide, and LVSP, which holds certain loans and OREO. These entities are collectively referred to herein as the Company. The Company divested its 80 percent owned subsidiary, Shine, as of October 31, 2012.
WAL also has six unconsolidated subsidiaries used as business trusts in connection with issuance of trust-preferred securities as described in "Note 11. Junior Subordinated Debt" in Item 8 of this Form 10-K.
Bank Subsidiary
At December 31, 2013, WAL has the following bank subsidiary:

Bank Name	Headquarters	Number of Locations	Location Cities	Total Assets	Net Loans	Deposits
				(in millions)
Western Alliance Bank	Phoenix, Arizona	39	Arizona: Flagstaff, Mesa, Phoenix, Sedona, Scottsdale, and Tucson	$9,195.0	$6,644.9	$7,848.7
			Nevada: Carson City, Fallon, Reno, Sparks, Henderson, Las Vegas, Mesquite, and North Las Vegas
			California: Beverly Hills, Carlsbad, La Mesa, Los Altos, Los Angeles, Oakland, and San Diego
WAB Consolidated also has the following wholly-owned subsidiaries:

•	WAB Investments, Inc., BON Investments, Inc. and TPB Investments, Inc. - each holds certain investment securities, municipal loans and leases.

•	BW Real Estate, Inc. - operates as a real estate investment trust and holds certain real estate loans and related securities.

•	BW Nevada Holdings, LLC - owns the 2700 West Sahara Avenue, Las Vegas, Nevada office building.
Organizational Structure
On December 31, 2013, the Company consolidated its three bank subsidiaries into one bank, WAB Consolidated, chartered in Arizona. Our former bank subsidiaries, BON and TPB, will operate as divisions of WAB Consolidated beginning in 2014 along with ABA and FIB. The former subsidiaries of BON and TPB are now subsidiaries of WAB Consolidated.
Until October 31, 2012, WAL owned an 80% interest investment in Shine, a registered investment advisor purchased in July 2007.
Until September 27, 2012, WAL maintained a 24.9% interest in MRA, an Arizona registered investment advisor. MRA provides investment advisory services to individuals, foundations, retirement plans and corporations.
Market Segments
The Company’s reporting segments reflect the way the Company manages and assesses the performance of the business. The Company had four reportable operating segments at December 31, 2013 and 2012. The Company’s reportable operating segments consist of: BON, WAB, TPB and Other (Parent, WAEF, Shine until October 31, 2012 and the discontinued operations portion of the credit card services related to PartnersFirst).
Management determined the operating segments using a combination of factors primarily driven by legal entity. Management determined that the legal entities that contributed less than the quantitative thresholds for separate management reporting are combined into the Other segment.
The accounting policies of the reported segments are the same as those of the Company as described in "Note 1. Summary of Significant Accounting Policies" in Item 8. Transactions between segments consisted primarily of borrowings, loan participations and shared services. All intercompany transactions are eliminated for reporting consolidated results of operations. Loan participations are recorded at par value with no resulting gain or loss. The Company allocated centrally-provided services to the operating segments based upon estimated usage of those services. Please refer to "Note 19. Segments" in our Consolidated Financial Statements for financial information regarding segment reporting.
The bank operating segments derive a majority of their revenues from net interest income generated from quality loan growth offset by deposit costs. The Company’s chief operating decision maker relies primarily on the success of loan and deposit growth while maintaining net interest margin and net profits from these efforts to assess the performance of these segments. The other segment derives a majority of its revenue from fees based on assets under management and interest income from investments. The Company’s chief operating decision maker relies primarily on costs and strategic initiative needs when assessing the performance of and allocating resources to this segment.
As a result of the consolidation of our banking subsidiaries on December 31, 2013, the Company's reportable segments in 2014 will change to reflect the new legal structure. The operating segments contemplated in 2014 will consist of the "Arizona Region," "Nevada Region," "California Region," "Specialty Lines" and "Other." The operating segments for prior periods will not be restated due to the impractability of restating segments due to the change in the legal structure on December 31, 2013.
Lending Activities
Through its banking divisions and non-bank subsidiaries, the Company provides a variety of financial services to customers, including CRE loans, construction and land development loans, commercial loans, and consumer loans. The Company’s lending has focused primarily on meeting the needs of business customers.
Commercial and Industrial: Commercial and industrial loans include working capital lines of credit, inventory and accounts receivable lines, mortgage warehouse lines, equipment loans and leases, and other commercial loans. Loans to tax exempt municipalities and not-for-profit organizations are categorized as commercial loans.
CRE: Loans to finance the purchase or refinancing of CRE and loans to finance inventory and working capital that are additionally secured by CRE make up the majority of our loan portfolio. These CRE loans are secured by apartment buildings, professional offices, industrial facilities, retail centers and other commercial properties. As of December 31, 2013 and 2012, 46.0% and 48.0%, respectively, of our CRE loans were owner-occupied. Owner-occupied CRE loans are loans secured by owner-occupied nonfarm nonresidential properties for which the primary source of repayment (more than 50%) is the cash flow from the ongoing operations and activities conducted by the borrower who owns the property. Non-owner-occupied CRE loans are CRE loans for which the primary source of repayment is nonaffiliated rental income associated with the collateral property.
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
Residential real estate: In 2010, the Company discontinued residential mortgage real estate loan origination as a primary business line.
Consumer: Consumer loans are offered to meet customer demand and to respond to community needs. Consumer loans are generally offered at a higher rate and shorter term than residential mortgages. Examples of our consumer loans include: home equity loans and lines of credit, home improvement loans and personal lines of credit.

At December 31, 2013, our held for investment loan portfolio totaled $6.80 billion, or approximately 73% of total assets. The following table sets forth the composition of our loan portfolio as of the periods presented:

	December 31,
	2013		2012
	Amount	Percent	Amount	Percent
	(in thousands)
Commercial and industrial	$2,236,740	32.8%	$1,659,003	29.2%
Commercial real estate - non-owner occupied	1,843,415	27.1	1,505,600	26.5
Commercial real estate - owner occupied	1,561,862	22.9	1,396,797	24.6
Construction and land development	537,231	7.9	394,319	6.9
Residential real estate	350,312	5.1	407,937	7.2
Commercial leases	235,968	3.5	288,747	5.1
Consumer	45,153	0.7	31,836	0.5
Total loans	6,810,681	100.0%	5,684,239	100.0%
Net deferred fees and costs	(9,266)		(6,045)
Total loans, net of deferred loan fees and costs	$6,801,415		$5,678,194
For additional information concerning loans, see "Note 4. Loans, Leases and Allowance for Credit Losses" of the Consolidated Financial Statements contained herein or "Management Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition – Loans discussions" in Item 7 of this Form 10-K.
General
The Company adheres to a specific set of credit standards across its bank subsidiaries that ensure the proper management of credit risk. Furthermore, our holding company’s management team plays an active role in monitoring compliance with such standards by our banks.
Loan originations are subject to a process that includes the credit evaluation of borrowers, utilizing established lending limits, analysis of collateral, and procedures for continual monitoring and identification of credit deterioration. Loan officers actively monitor their individual credit relationships in order to report suspected risks and potential downgrades as early as possible. Prior to charter consolidation, the respective Boards of Directors of each of our banking subsidiaries approved their own loan policies, as well as loan limit authorizations. Except for variances to reflect unique aspects of state law and local market conditions, our lending policies generally incorporate consistent underwriting standards. The Company monitors all changes to each respective bank’s loan policy to ensure consistency. Our credit culture has enabled us to identify troubled credits early, allowing us to take corrective action when necessary.
Loan Approval Procedures and Authority
During 2013, our loan approval procedures were executed through a tiered loan limit authorization process, which is structured as follows:

•
Individual Authorities. The CCO of each subsidiary bank set the authorization levels for individual loan officers on a case-by-case basis. Generally, the more experienced a loan officer, the higher the authorization level. The maximum approval authority for any loan officer was $1.0 million. Certain members of executive management or credit administration had higher approval authority.

•
Management Loan Committees. Credits in excess of individual loan limits were submitted to the appropriate subsidiary bank’s Management Loan Committee. The Management Loan Committees consisted of members of the senior management team of each bank and were chaired by each bank’s CCO. The Management Loan Committees had approval authority up to $7.0 million.

•
Credit Administration. Credits in excess of the each bank's Management Loan Committee authority were submitted by the respective bank subsidiary to WALCC. WALCC had approval authority up to established house concentration limits, which ranged from $15.0 million to $50.0 million, depending on risk grade. WALCC approval was also required for new relationships of $12.5 million or greater to borrowers within market footprint, and $5.0 million outside market footprint. WALCC reviewed all other loan approvals to any one borrower of $5.0 million or greater.

WALCC is chaired by the WAL CCO and includes the Company’s CEO. Current policy states that over house limit exceptions require unanimous approval of WALCC.
Upon consolidation of the banks on December 31, 2013, the CCOs of each subsidiary bank became CCOs of their respective segment. Each Management Loan Committee became a Regional Loan Committee. The WALCC was replaced with the Western Alliance Bank Senior Loan Committee, effective December 31, 2013, chaired by the WAB Consolidated CCO.
The Company’s credit administration department works independent of loan production.
Loans to One Borrower. In addition to the limits set forth above, subject to certain exceptions, state banking laws generally limit the amount of funds that a bank may lend to a single borrower. Under Arizona law, the obligations of one borrower to a bank generally may not exceed 20% of the bank’s capital, plus an additional 10% of its capital if the additional amounts are fully secured by readily marketable collateral. Under Nevada law, the combination of investments in private securities and total amount of outstanding loans that a bank may make to a single borrower generally may not exceed 25% of stockholders’ tangible equity. Under California law, the unsecured obligations of any one borrower to a bank generally may not exceed 15% of the sum of the bank’s shareholders’ equity, allowance for credit losses, capital notes and debentures and the secured and unsecured obligations of any one borrower to a bank generally may not exceed 25% of the sum of the bank’s shareholders’ equity, allowance for credit losses, capital notes and debentures.
Concentrations of Credit Risk. Our lending policies also establish customer and product concentration limits to control single customer and product exposures. Our lending policies have several different measures to limit concentration exposures. Set forth below are the primary segmentation limits and actual measures as of December 31, 2013:

	Percent of Total Capital
	Policy Limit	Actual
CRE	435%	343%
Commercial and industrial	370	249
Construction and land development	80	54
Residential real estate	55	35
Consumer	10	5
Asset Quality
General
To measure asset quality, the Company has instituted a loan grading system consisting of nine different categories. The first five are considered “satisfactory.” The other four grades range from a “special mention” category to a “loss” category and are consistent with the grading systems used by Federal banking regulators. All loans are assigned a credit risk grade at the time they are made, and each originating loan officer reviews the credit with his or her immediate supervisor on a quarterly basis to determine whether a change in the credit risk grade is warranted. In addition, the grading of our loan portfolio is reviewed, at minimum, on a test basis by our internal Loan Review Department annually.
Collection Procedure
If a borrower fails to make a scheduled payment on a loan, our respective bank attempts to remedy the deficiency by contacting the borrower and seeking payment. Contacts generally are made within 15 business days after the payment becomes past due. In 2013, our bank affiliates maintained a Special Assets Department, which generally serviced and collected loans rated substandard or worse. Each CCO was responsible for monitoring activity that may indicate an increased risk rating, including, but not limited to, past-dues, overdrafts and loan agreement covenant defaults. All charge-offs in excess of $100,000 were reported to each bank’s respective Board of Directors. Loans deemed uncollectible were proposed for charge-off and subsequently reported at each respective bank’s Board meeting.
Upon consolidation of the banks on December 31, 2013, the CCOs of each subsidiary bank became CCOs of their respective segment and continued to follow the same procedures outlined above along with the Special Assets Departments.

Nonperforming Assets
Nonperforming assets include loans past due 90 days or more and still accruing interest, nonaccrual loans, TDR loans, and repossessed assets, including OREO. In general, loans are placed on nonaccrual status when we determine ultimate collection of principal and interest to be in doubt due to the borrower’s financial condition, collateral value, and collection efforts. A TDR loan is a loan on which the Company, for reasons related to a borrower’s financial difficulties, grants a concession to the borrower that the Company would not otherwise consider. Other repossessed assets resulted from loans where we have received title or physical possession of the borrower’s assets. The Company re-appraises OREO and collateral dependent impaired loans every twelve months. Net (gains)/losses on sales/valuations of repossessed assets were $(2.4) million and $4.2 million for the years ended December 31, 2013 and 2012, respectively. Losses may be experienced in future periods.
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
The following describes the potential problem assets in our loan grading system:

•
“Special Mention:” Generally these are assets that possess weaknesses that deserve management's close attention. These loans may involve borrowers with adverse financial trends, higher debt to equity ratios, or weaker liquidity positions, but not to the degree of being considered a “problem loan” where risk of loss may be apparent. Loans in this category are usually performing as agreed, although there may be some minor non-compliance with financial covenants.

•
“Substandard:” These assets are characterized by well-defined credit weaknesses and carry the distinct possibility that the bank will sustain some loss if such weakness or deficiency is not corrected. These loans generally are adequately secured and in the event of a foreclosure action or liquidation, the bank should be protected from loss. All loans 90 days or more past due and all loans on nonaccrual are considered at least “substandard,” unless extraordinary circumstances would suggest otherwise.

•
“Doubtful:” These assets have all the weaknesses inherent in those classified as "substandard" with the added characteristic that the weaknesses present make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable, but because of certain known factors which may work to the advantage and strengthening of the asset (for example, capital injection, perfecting liens on additional collateral and refinancing plans), classification as an estimated loss is deferred until a more precise status may be determined.

•
“Loss:” These assets are considered uncollectible and having such little recoverable value that it is not practical to defer writing off the asset. This classification does not mean that the loan has absolutely no recovery or salvage value, but rather that it is not practicable or desirable to defer writing off the asset, even though partial recovery may be achieved in the future.

Allowance for Credit Losses
Like other financial institutions, the Company must maintain an adequate allowance for credit losses. The allowance for credit losses is established through a provision for credit losses charged to expense. Loans are charged against the allowance for credit losses when management believes that collectability of the contractual principal or interest is unlikely. Subsequent recoveries, if any, are credited to the allowance. The allowance is an amount believed adequate to absorb probable losses on existing loans that may become uncollectable, based on evaluation of the collectability of loans and prior credit loss experience, together with the other factors. For a detailed discussion of the Company’s methodology see “Management’s Discussion and Analysis and Financial Condition – Critical Accounting Policies – Allowance for Credit Losses” in Item 7 of this Form 10-K.
Investment Activities
During 2013, each of our banking subsidiaries and our holding company had its own investment policy, which was approved by each respective bank's Board of Directors. These policies dictate that investment decisions be made based on the safety of the investment, liquidity requirements, potential returns, cash flow targets, and consistency with our interest rate risk management. Each bank’s asset and liability committee was responsible for making securities portfolio decisions in accordance with established policies. The CFO and Treasurer of each bank had the authority to purchase and sell securities within specified guidelines established by the Company’s accounting and investment policies. All transactions for the banks or for our holding company were reviewed by the respective ALCO and/or Board of Directors. As of December 31, 2013, there is one investment policy and committee for WAB Consolidated and the above mentioned policies carry over.

Generally, our investment policies limit securities investments to securities backed by the full faith and credit of the U.S. government, including U.S. treasury bills, notes, and bonds, and direct obligations of Ginnie Mae; MBS or CMO issued by a GSE, such as Fannie Mae or Freddie Mac; debt securities issued by a GSE, such as Fannie Mae, Freddie Mac, and the FHLB; municipal securities with a rating of “Single-A” or higher; ARPS where the issuing company is rated “BBB” or higher; corporate debt with a rating of “Single-A” or better; investment grade corporate bond mutual funds; private label collateralized mortgage obligations with a single rating of “AA” or higher; commercial mortgage backed securities with a rating of “AAA”; and mandatory purchases of equity securities of the FRB and FHLB. ARPS holdings are limited to no more than 15% of a bank’s tier 1 capital; municipal securities are limited to no more than 5% of a bank's assets; investment grade corporate bond mutual funds are limited to no more than 5% of a bank's total capital; corporate debt holdings are limited to no more than 2.5% of a bank’s assets; and commercial mortgage backed securities are limited to an aggregate purchase limit of $50 million.
The Company no longer purchases (although we may continue to hold previously acquired) CDOs. Our policies also govern the use of derivatives, and provide that the Company prudently use derivatives in accordance with applicable regulations as a risk management tool to reduce the overall exposure to interest rate risk, and not for speculative purposes.
All of our investment securities are classified as AFS, HTM or measured at fair value (“trading”) pursuant to ASC Topic 320, Investments and ASC Topic 825, Financial Instruments. AFS securities are reported at fair value in accordance with Topic 820, Fair Value Measurements and Disclosures.
As of December 31, 2013, the Company had an investment securities portfolio of $1.66 billion, representing approximately 17.8% of our total assets, with the majority of the portfolio invested in AAA/AA+-rated securities. The average duration of our investment securities was 3.6 years as of December 31, 2013.
The following table summarizes the investment securities portfolio as of December 31, 2013 and 2012:

	December 31,
	2013		2012
	Amount	Percent	Amount	Percent
	(dollars in millions)
U.S. Government sponsored agency securities	$47.0	2.8%	$—	—%
Municipal obligations	299.2	18.1	265.1	21.4
Preferred stock	61.5	3.7	75.5	6.1
Mutual funds	36.5	2.2	38.0	3.1
Residential mortgage-backed securities issued by GSEs	1,024.5	61.9	668.3	54.1
Private label residential mortgage-backed securities	36.1	2.2	35.6	2.9
Private label commercial mortgage-backed securities	5.4	0.3	5.7	0.5
Trust preferred securities	23.8	1.4	24.1	1.9
CRA investments	24.9	1.5	25.8	2.1
Collateralized debt obligations	0.1	—	0.1	—
Corporate debt securities	97.8	5.9	97.8	7.9
Total	$1,656.8	100.0%	$1,236.0	100.0%
As of December 31, 2013 and 2012, the Company had an investment in BOLI of $140.6 million and $138.3 million, respectively. The BOLI was purchased to help offset employee benefit costs. For additional information concerning investments, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition – Investments” in Item 7 of this Form 10-K.
Deposit Products
The Company offers a variety of deposit products, including checking accounts, savings accounts, money market accounts and other types of deposit accounts, including fixed-rate, fixed maturity retail certificates of deposit. The Company has historically focused on growing its lower cost core customer deposits. As of December 31, 2013, the deposit portfolio was comprised of 28% non-interest bearing deposits and 72% interest-bearing deposits.
The competition for deposits in our markets is strong. The Company has historically been successful in attracting and retaining deposits due to several factors, including: 1) our high quality of customer service; 2) our experienced relationship bankers who have strong relationships within their communities; 3) the broad selection of cash management services we offer; and

4) incentives to employees for business development. The Company intends to continue its focus on attracting deposits from our business lending relationships in order to maintain our low cost of funds and improve our net interest margin. The loss of low-cost deposits could negatively impact future profitability.
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
In 2013, the Company’s deposit rates were determined by each individual bank through an internal oversight process under the direction of its asset and liability committee. The banks considered a number of factors when determining deposit rates, including:

•	current and projected national and local economic conditions and the outlook for interest rates;

•	local competition;

•	loan and deposit positions and forecasts, including any concentrations in either; and

•	FHLB advance rates and rates charged on other funding sources.
The following table shows our deposit composition:

	December 31,
	2013		2012
	Amount	Percent	Amount	Percent
	(in thousands)
Non-interest-bearing demand	$2,199,983	28.1%	$1,933,169	29.9%
Interest-bearing demand	709,841	9.1	582,315	9.0
Savings and money market	3,310,369	42.2	2,573,506	39.9
Certificate of deposit ($100,000 or more)	1,422,623	18.1	1,220,938	18.9
Other time deposits	195,389	2.5	145,249	2.3
Total deposits	$7,838,205	100.0%	$6,455,177	100.0%
In addition to our deposit base, we have access to other sources of funding, including FHLB and FRB advances, repurchase agreements and unsecured lines of credit with other financial institutions. Previously, we have also accessed the capital markets through trust preferred offerings. For additional information concerning our deposits, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Balance Sheet Analysis – Deposits” in Item 7 of this Form 10-K.
Financial Products and Services
In addition to traditional commercial banking activities, the Company offers other financial services to customers, including: internet banking, wire transfers, electronic bill payment, lock box services, courier, and cash management services.
Customer, Product and Geographic Concentrations
Approximately 58% of our loan portfolio at December 31, 2013 and 2012 consisted of CRE secured loans, including CRE loans and construction and land development loans. The Company’s business is concentrated in the Las Vegas, Los Angeles, San Francisco, Phoenix, Reno, San Diego and Tucson metropolitan areas. Consequently, the Company is dependent on the trends of these regional economies. The Company is not dependent upon any single or limited number of customers, the loss of which would have a material adverse effect on the Company. No material portion of the Company’s business is seasonal.
Foreign Operations
The Company has no significant foreign operations. We provide loans, letters of credit and other trade-related services to commercial enterprises that conduct business outside the U.S.

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
This increasingly competitive environment is primarily a result of long-term changes in regulation that made mergers and geographic expansion easier; changes in technology and product delivery systems and web-based tools; the accelerating pace of consolidation among financial services providers; and the flight of deposit customers to greater perceived safety. We compete for loans, deposits and customers with other banks, credit unions, securities and brokerage companies, mortgage companies, insurance companies, finance companies, and other non-bank financial services providers. This strong competition for deposit and loan products directly affects the rates of those products and the terms on which they are offered to consumers.
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
Employees
As of December 31, 2013, the Company had 1,051 full-time equivalent employees. The Company’s employees are not represented by a union or covered by a collective bargaining agreement. Management believes that its employee relations are good.
Recent Developments and Company Response
The global and U.S. economies, and the economies of the local communities in which we operate, experienced a rapid decline in 2008, the effects of which are still being felt. The financial markets and the financial services industry in particular suffered unprecedented disruption, causing many major institutions to fail or require government intervention to avoid failure. These conditions were brought about largely by the erosion of U.S. and global credit markets, including a significant and rapid deterioration of the mortgage lending and related real estate markets. Despite these conditions, in 2013, we continued to grow net interest income to $332.9 million, up 15% from $290.3 million in 2012. During 2013, our losses resulting primarily from provisions and charge-offs for credit losses continued, but decreased to $13.2 million from $46.8 million in 2012. As a result of the recently improved real estate market, we had net gains on sales/valuations of other repossessed assets of $2.4 million, compared to a loss of $4.2 million in 2012. As a result, our net interest income after provision for credit loss in 2013 was $319.7 million, up 31% from $243.4 million in 2012.
The U.S., state and foreign governments took extraordinary actions in an attempt to deal with this worldwide financial crisis and the severe decline in the economy that followed. On July 21, 2010, President Obama signed the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, into law. The Dodd-Frank Act has had, and will continue to have, a broad impact on the financial services industry. The SEC and the Federal banking agencies, including the FRB and FDIC, have issued a number of requests for public comment, proposed rules and final regulations to implement the requirements of the Dodd-Frank Act. The following items provide a brief description of the impact of the Dodd-Frank Act on the operations and activities, both currently and prospectively, of the Company and its subsidiaries:

•
Deposit Insurance. The Dodd-Frank Act and implementing final rules from the FDIC make permanent the $250,000 deposit insurance limit for insured deposits. The assessment base against which an insured depository institution’s deposit insurance premiums paid to the DIF has been revised to use the institution’s average consolidated total assets less its average equity rather than its deposit base. Although we do not expect these provisions to have a material effect on our deposit insurance premium expense, in the future, they could increase the FDIC deposit insurance premiums we pay.

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

•
Trust Preferred Securities. Under the increased capital standards established by the Dodd-Frank Act, bank holding companies are prohibited from including in their regulatory Tier 1 capital hybrid debt and equity securities issued on or after May 19, 2010. Among the hybrid debt and equity securities included in this prohibition are trust preferred securities, which the Company has used in the past as a tool for raising additional Tier 1 capital and otherwise improving its regulatory capital ratios. Based on guidance issued by the FRB on July 8, 2013, there will not be a Tier 1 phase out of grandfathered trust preferred securities for banks with assets of less than $15 billion. As a result, our securities will continue to qualify as Tier 1 Capital.

•
Consumer Financial Protection Bureau. The Dodd-Frank Act creates a new, independent CFPB within the Federal Reserve that is tasked with establishing and implementing rules and regulations under certain federal consumer protection laws. These consumer protection laws govern the manner in which we offer many of our financial products and services. On July 21, 2011, the rulemaking and certain enforcement authority for enumerated federal consumer financial protection laws were transferred to the CFPB. As a result of this transfer, the CFPB now has significant interpretive and enforcement authority with respect to many of the federal laws and regulations under which we operate. In accordance with this authority, the CFPB has officially transferred many of the regulations formerly maintained by the Federal Reserve and the U.S. Department of Housing and Urban Development, to a new chapter of Title 12 of the Code of Federal Regulations maintained by the CFPB, many of which deal with consumer credit, account disclosures and residential mortgage lending. Although the CFPB did not make significant or substantive changes to the rules during this transfer, it now has authority to promulgate guidance and interpretations of these rules and regulations in a manner that could differ from prior interpretations from other federal regulatory bodies.

•
State Enforcement of Consumer Financial Protection Laws. The Dodd-Frank Act permits states to adopt consumer protection laws and regulations that are stricter than those regulations promulgated by the CFPB. State attorneys general are permitted to enforce consumer protection rules adopted by the CFPB against certain state-chartered institutions. Although consumer products and services represent a relatively small part of our business, compliance with any such new regulations would increase our cost of operations and, as a result, could limit our ability to expand these products and services.

•
Transactions with Affiliates and Insiders. The Dodd-Frank Act enhances the requirements for certain transactions with affiliates under Section 23A and 23B of the Federal Reserve Act, including an expansion of the definition of “covered transactions” and an increase in the amount of time for which collateral requirements regarding covered transactions must be maintained. Additionally, limitations on transactions with insiders are expanded through the 1) strengthening on loan restrictions to insiders; and 2) expansion of the types of transactions subject to the various limits, including derivative transactions, repurchase agreements, reverse repurchase agreements and securities lending or borrowing transactions. Restrictions are also placed on certain asset sales to and from an insider to an institution, including requirements that such sales be on market terms and, in certain circumstances, approved by the institution’s board of directors.

•
Corporate Governance. The Dodd-Frank Act addresses many corporate governance and executive compensation matters that will affect most U.S. publicly traded companies, including us. The Dodd-Frank Act: 1) grants shareholders of U.S. publicly traded companies an advisory vote on executive compensation; 2) enhances independence requirements for compensation committee members; 3) requires companies listed on national securities exchanges to adopt incentive-based compensation claw-back policies for executive officers; and 4) provides the SEC with authority to adopt proxy access rules that would allow shareholders of publicly traded-companies to nominate candidates for election as a director and have those nominees included in a company’s proxy materials. The SEC recently adopted final rules implementing rules for the shareholder advisory vote on executive compensation and golden parachute payments.

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
Additional regulations called for in the Dodd-Frank Act, include regulations dealing with the risk retention requirements for assets transferred in a securitization and implementing restrictions on a banking organization’s proprietary trading and sponsorship or ownership of private equity funds or hedge funds. While our current assessment is that the Dodd-Frank Act and its implementing regulations will not have a materially greater effect on the Company than the rest of the industry, given the uncertainty associated with the manner in which the provisions of the Dodd-Frank Act will be implemented, the full extent of the impact such requirements will have on our operations is unclear. The changes resulting from the Dodd-Frank Act may impact the profitability of our business activities, require changes to certain of our business practices, impose upon us more stringent capital, liquidity and leverage requirements or otherwise adversely affect our business. These changes may also require us to invest significant management attention and resources to evaluate and make any changes necessary to comply with new statutory and regulatory requirements or limit our growth or expansionary activities. Failure to comply with the new requirements would negatively impact our results of operations and financial condition. While we cannot predict what effect any presently contemplated or future changes in the laws or regulations or their interpretations would have on us, these changes could be materially adverse to our investors.
The Company was a participant in programs established by the U.S. Treasury Department under the authority contained in the Emergency Economic Stabilization Act of 2008 (enacted on October 3, 2008) and the American Recovery and Reinvestment Act of 2009 (enacted on February 17, 2009). Among other matters, these laws:

•	provide for the government to invest additional capital into banks and otherwise facilitate bank capital formation (commonly referred to as the TARP);

•	increase the limits on federal deposit insurance; and

•	provide for various forms of economic stimulus, including assisting homeowners in restructuring and lowering mortgage payments on qualifying loans.
During 2008, in addition to two private offerings raising a total of approximately $80 million in capital, the Company also took advantage of TARP Capital Purchase Program or the CPP to raise $140 million of new capital and strengthen its balance sheet.
Enacted into law as part of the Small Business Jobs Act of 2010, the SBLF is a dedicated investment fund that encourages lending to small businesses by providing capital to qualified community banks, with assets of less than $10 billion. Under the SBLF, Treasury makes a capital investment into community banks the dividend payment on which is adjusted depending on the growth in the bank’s qualifying small business lending. On September 27, 2011, as part of the SBLF program, the Company sold $141 million of Non-Cumulative Perpetual Preferred Stock, Series B, to the Secretary of the Treasury, and used approximately $140.8 million of these proceeds to redeem the 140,000 shares of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A, issued in 2008 to the Treasury under the CPP, plus the accrued and unpaid dividends owed. As a result of its redemption of the CPP preferred stock, the Company is no longer subject to the limits on executive compensation and other restrictions stipulated under CPP. The Company will be subject to all terms, conditions and other requirements for participation in SBLF for as long as any SBLF Preferred Stock remains outstanding. Initially established at 5%, the dividend rate can vary from as low as 1% to 9% in part depending upon the Company’s success in qualifying small business lending. During the year ended December 31, 2013, the Company's dividend rate was locked in at 1% until the first quarter of 2016, at which time, the dividend rate would rise to 9% if not redeemed.
Since 2009, BON had been operating under informal supervisory oversight by banking regulators in the form of a MOU, which addressed such matters as asset quality, credit administration, repossessed property, and a number of other items. The MOU was terminated, effective as of July 9, 2013.
Supervision and Regulation
The Company and its subsidiaries are extensively regulated and supervised under both federal and state laws. A summary description of the laws and regulations which relate to the Company’s operations are discussed in Item 7 of this Form 10-K.
Additional Available Information
The Company maintains an Internet website at http://www.westernalliancebancorp.com. The Company makes available its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to such reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Exchange Act and other information related to the Company free of charge, through this site as soon as reasonably practicable after it electronically files those documents with, or otherwise furnishes them to the SEC. The SEC maintains an Internet site, http://www.sec.gov, in which all forms filed electronically may be accessed. The Company’s internet website and the information contained therein are not intended to be incorporated in this Form 10-K.
In addition, copies of the Company’s annual report will be made available, free of charge, upon written request.

Item 1A.	Risk Factors.
Investing in our common stock involves various risks, many which are specific to the Company. Several of these risks and uncertainties, are discussed below and elsewhere in this report. This listing should not be considered as all-inclusive. These factors represent risks and uncertainties that could have a material adverse effect on our business, results of operations and financial condition. Other risks that we do not know about now, or that we do not believe are significant, could negatively impact our business or the trading price of our securities. In addition to common business risks such as theft, loss of market share and disasters, the Company is subject to special types of risk due to the nature of its business. See additional discussions about credit, interest rate, market and litigation risks in "Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations" and additional information regarding legislative and regulatory risks in the "Supervision and Regulation" section therein.
Risks Relating to Our Business
Our financial performance may be adversely affected by conditions in the financial markets and economic conditions generally and at other financial institutions.
Our financial performance generally, and, in particular, the ability of borrowers to pay interest on and repay principal of outstanding loans and the value of collateral securing those loans, is highly dependent upon the business environment in the markets where we operate and in the U.S. as a whole. A favorable business environment is generally characterized by, among other factors, economic growth, efficient capital markets, low inflation, high business and investor confidence, and strong business earnings. Unfavorable or uncertain economic and market conditions can be caused by declines in economic growth, business activity or investor or business confidence, limitations on the availability or increases in the cost of credit and capital, increases in inflation or interest rates, natural disasters, terrorist attacks, or a combination of these or other factors.
In the U.S. financial services industry, the commercial soundness of financial institutions is closely interrelated as a result of credit, trading, clearing or other relationships between the institutions. As a result, concerns about, or a default or threatened default by, one institution could lead to significant market-wide liquidity and credit problems, losses or defaults by other institutions. This is sometimes referred to as “systemic risk” and may adversely affect financial intermediaries, such as clearing agencies, clearing houses, banks, securities firms and exchanges, with which we interact on a daily basis, and therefore could adversely affect us.
Since mid-2007, the financial services industry and the securities markets generally have been materially and adversely affected by significant declines in the values of nearly all asset classes and by a serious lack of liquidity. The global markets have been characterized by substantially increased volatility and an overall loss of investor confidence. Market conditions have led to the failure or merger of a number of prominent financial institutions. Financial institution failures or near-failures have resulted in further losses as a consequence of defaults on securities issued by them and defaults under contracts entered into with such entities as counterparties. Furthermore, declining asset values, defaults on mortgages and consumer loans, and the lack of market and investor confidence, as well as other factors, have combined to increase credit default swap spreads and to cause rating agencies to lower credit ratings in prior years. Despite recent stabilization in asset prices, and economic performance, and historically low Federal Reserve borrowing rates, there remains a risk of continued asset and economic deterioration, which may increase the cost and decrease the availability of liquidity. Additionally, some banks and other lenders suffered significant losses during the recent financial crisis and are now less willing and/or able to lend, even on a secured basis, because of capital and other regulatory limitations, potentially increased risks of default and the impact of declining asset values on collateral. The foregoing has significantly weakened the strength and liquidity of some financial institutions worldwide.
It is possible that the business environment in the U.S. will continue to be relatively weak for the foreseeable future. There can be no assurance that these conditions will improve in the near term. Such conditions could adversely affect the credit quality of our loans, our results of operations and our financial condition.

The Company is highly dependent on real estate and events that negatively impact the real estate market will hurt our business and earnings.
The Company is located in areas in which economic growth is largely dependent on the real estate market, and a substantial majority of our loan portfolio is secured by or otherwise dependent on real estate. Until recently, real estate values have been declining in our markets, in some cases in a material and even dramatic fashion, which affects collateral values and has resulted in increased provisions for credit losses. In particular, we expect the weakness in the Nevada portions of our loan portfolio may continue through 2014.
Further, the effects of recent mortgage market challenges, combined with the decreases in residential real estate market prices and demand, could result in price reductions in home values, adversely affecting the value of collateral securing the residential real estate and construction loans that we hold, as well as loan originations and gains on sale of real estate and construction loans. A decline in real estate activity would likely cause a decline in asset and deposit growth and negatively impact our earnings and financial condition.
The Company’s high concentration of CRE, construction and land development and commercial and industrial loans expose us to increased lending risks.
CRE, construction and land development and commercial and industrial loans, comprised approximately 91% of our total loan portfolio as of December 31, 2013, and exposed the Company to a greater risk of loss than residential real estate and consumer loans, which comprised a smaller percentage of the total loan portfolio at December 31, 2013. CRE and land development loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to residential loans. Consequently, an adverse development with respect to one commercial loan or one credit relationship exposes us to a significantly greater risk of loss compared to an adverse development with respect to one residential mortgage loan. In addition, real estate construction, acquisition and development loans have certain risks that are not present in other types of loans. The primary credit risks associated with real estate construction, acquisition and development loans are underwriting, project risks and market risks. Project risks include cost overruns, borrower credit risk, project completion risk, general contractor credit risk and environmental and other hazard risks. Market risks are risks associated with the sale of completed residential and commercial units. Such risks include affordability, which means the risk that borrowers cannot obtain affordable financing, product design risk, and risks posed by competing projects. Real estate construction, acquisition and development loans also involve additional risks because funds are advanced upon the security of the project, which is of uncertain value prior to its completion, and costs may exceed realizable values in declining real estate markets.
Because of the uncertainties inherent in estimating construction costs and the realizable market value of completed projects and the effects of governmental regulation of real property, it is relatively difficult to evaluate accurately the total funds required to complete a project and the related loan-to-value ratio. As a result, real estate construction, acquisition and development loans often involve the disbursement of substantial funds with repayment dependent, in part, on the success of the ultimate project and the ability of the borrower to sell or lease the property, rather than the ability of the borrower or guarantor to repay principal and interest. If our appraisal of the value of the completed project proves to be overstated or market values or rental rates decline, we may have inadequate security for the repayment of the loan upon completion of construction of the project. If we are forced to foreclose on a project prior to or at completion due to a default, there can be no assurance that we will be able to recover all of the unpaid balance and accrued interest on the loan as well as related foreclosure and holding costs. In addition, we may be required to fund additional amounts to complete the project and may have to hold the property for an unspecified period of time while we attempt to dispose of it. The adverse effects of the foregoing matters upon our real estate construction, acquisition and development portfolio could lead to an increase in non-performing loans related to this portfolio and these non-performing loans may result in a material level of charge-offs, which may have a material adverse effect on our financial condition and results of operations.
Actual credit losses may exceed the losses that we expect in our loan portfolio, which could require us to raise additional capital. If we are unable to raise additional capital, our financial condition, results of operations and capital could be materially and adversely affected.
Credit losses are inherent in the business of making loans. We make various assumptions and judgments about the collectability of our consolidated loan portfolio and maintain an allowance for estimated credit losses based on a number of factors, including the size of the portfolio, asset classifications, economic trends, industry experience and trends, industry and geographic concentrations, estimated collateral values, management’s assessment of the credit risk inherent in the portfolio, historical loan loss experience and loan underwriting policies. In addition, the Company evaluates all loans identified as problem loans and augments the allowance based upon its estimation of the potential loss associated with those problem loans. Additions to the allowance for credit losses recorded through the Company's provision for credit losses decrease the Company's net income. If such assumptions and judgments are incorrect, the Company's actual credit losses may exceed our allowance for credit losses.

At December 31, 2013, our allowance for credit losses was $100.1 million. Deterioration in the real estate market and/or general economic conditions could affect the ability of our loan customers to service their debt, which could result in additional loan provisions and increases in our allowance for credit losses. Any increases in the provision or allowance for credit losses will result in a decrease in our net income and, potentially, capital, and may have a material adverse effect on our financial condition and results of operations. Moreover, because future events are uncertain and because we may not successfully identify all deteriorating loans in a timely manner, there may be loans that deteriorate in an accelerated time frame. If actual credit losses materially exceed our allowance for credit losses, we may be required to raise additional capital, which may not be available to us on acceptable terms or at all. Our inability to raise additional capital on acceptable terms when needed could materially and adversely affect our financial condition, results of operations and capital.
In addition, we may be required to increase our allowance for credit losses based on changes in economic and real estate market conditions, new information regarding existing loans, input from regulators in connection with their review of our allowance, changes in regulatory guidance regulations or accounting standards, identification of additional problem loans and other factors, both within and outside of our management’s control. Increases to our allowance for credit losses could negatively affect our financial condition and earnings.
Because of the geographic concentration of our assets, our business is highly susceptible to local economic conditions.
Our business is primarily concentrated in selected markets in Arizona, California and Nevada. As a result of this geographic concentration, our financial condition and results of operations depend largely upon economic conditions in these market areas. Deterioration in economic conditions in the markets we serve could result in one or more of the following: an increase in loan delinquencies; an increase in problem assets and foreclosures; a decrease in the demand for our products and services; or a decrease in the value of collateral for loans, especially real estate, in turn reducing customers’ borrowing power, the value of assets associated with problem loans and collateral coverage.
The downgrade of the U.S. government’s sovereign credit rating, any similar rating agency action in the future, debt crises in Europe and other countries, and downgrades of the sovereign credit ratings of several European nations could negatively impact our business, financial condition and results of operations.
In 2011, Standard & Poor’s Rating Services downgraded the U.S. government’s AAA sovereign credit rating to AA+ and Moody’s Investors Services changed its U.S. government rating outlook to negative, and Fitch Ratings stated that a downgrade of the U.S. sovereign credit rating could occur without an agreement on a credible plan in place by 2013 to reduce the U.S. government deficit, which did not occur. The impact of downgrades to the U.S. government’s sovereign credit rating by rating agencies, as well as any perceived credit weakness of U.S. government-related obligations, is inherently unpredictable and could adversely affect the U.S. and global financial markets and economic conditions and have a material adverse effect on our business, financial condition and results of operation.
In addition, while we don’t have direct foreign exposure certain European nations and other countries continue to experience varying degrees of financial stress. Despite various assistance packages, worries about European financial institutions and sovereign finances persist, which in 2012, resulted in downgrades of credit ratings for several countries, including France and Italy. Risks related to the European economic crisis have had, and are likely to continue to have, a negative impact on global economic activity and the financial markets. As these conditions persist, our financial condition and results of operations could be materially adversely affected.
The Company’s financial instruments expose it to certain market risks and may increase the volatility of reported earnings.
The Company holds certain financial instruments measured at fair value. For those financial instruments measured at fair value, the Company is required to recognize the changes in the fair value of such instruments in earnings. Therefore, any increases or decreases in the fair value of these financial instruments have a corresponding impact on reported earnings. Fair value can be affected by a variety of factors, many of which are beyond our control, including our credit position, interest rate volatility, capital markets volatility and other economic factors. Accordingly, our earnings are subject to mark-to-market risk and the application of fair value accounting may cause our earnings to be more volatile than would be suggested by our underlying performance.
If the Company lost a significant portion of its low-cost deposits, it could negatively impact our liquidity and profitability.
The Company’s profitability depends in part on successfully attracting and retaining a stable base of low-cost deposits. While we generally do not believe these core deposits are sensitive to interest rate fluctuations, the competition for these deposits in our markets is strong and customers are increasingly seeking investments that are safe, including the purchase of U.S. Treasury securities and other government-guaranteed obligations, as well as the establishment of accounts at the largest, most-well capitalized banks. The Company is a member of the Promontory Interfinancial Network, and offers its reciprocal deposit products, such as CDARS and ICS, to customers seeking federal insurance for deposit amounts that exceed the applicable deposit insurance limit at a single institution. Any event or circumstance that interferes with or limits our ability to offer these products, such as a significant regulatory enforcement action or a significant decline in capital levels at our bank subsidiary, could negatively impact our ability to attract and retain deposits. For further discussion of CDARS and ICS, see "Note 9. Deposits" to the Consolidated Financial Statements included in this Form 10-K. If the Company were to lose a significant portion of its low-cost deposits, it would negatively impact its liquidity and profitability.
From time to time, the Company has been dependent on borrowings from the FHLB and the FRB, and there can be no assurance these programs will be available as needed.
As of December 31, 2013, the Company has borrowings from the FHLB of San Francisco of $273.9 million and no borrowings from the FRB. In the past, the Company has been reliant on such borrowings to satisfy its short-term liquidity needs. The Company’s borrowing capacity is generally dependent on the value of the Company’s collateral pledged to these entities. These lenders could reduce the borrowing capacity of the Company or eliminate certain types of collateral and could otherwise modify or even terminate its loan programs. Any change or termination could have an adverse effect on the Company’s liquidity and profitability.
A decline in the Company’s stock price or expected future cash flows, or a material adverse change in our results of operations or prospects, could result in further impairment of our goodwill.
A further significant and sustained decline in our stock price and market capitalization, a significant decline in our expected future cash flows, a significant adverse change in the business climate or slower growth rates could result in additional impairment of our goodwill. If we were to conclude that a future write-down of our goodwill is necessary, then we would record the appropriate charge, which could be materially adverse to our operating results and financial position. For further discussion, see "Note 7. Goodwill and Other Intangible Assets" to the Consolidated Financial Statements included in this Form 10-K.
A change in the Company’s credit worthiness could increase the cost of funding from the capital markets.
Market participant regularly evaluate the credit worthiness of the Company and its long-term debt based on a number of factors, including our financial strength as well as factors not entirely within our control, including conditions affecting the financial services industry generally. In light of the difficulties in the financial services industry and the real estate and financial markets, there can be no assurance that we will not be subject to changes in our perceived credit worthiness. Changes could adversely affect the cost and other terms upon which we are able to obtain funding and our access to the capital markets, and could increase our cost of capital.
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
The recent economic crisis also revealed and caused risks that are unique to acquisitions of financial institutions and banks and that are difficult to assess, including the risk that the acquired institution has troubled, illiquid, or bad assets or an unstable base of deposits or assets under management. The Company expects that competition for suitable acquisition candidates may be significant. We may compete with other banks or financial service companies with similar acquisition strategies, many of which are larger and have greater financial and other resources. The Company cannot assure you that we will be able to successfully identify and acquire suitable acquisition targets on acceptable terms and conditions.
In addition to the acquisition of existing financial institutions, the Company may consider the organization of new banks in new market areas, although we do not have any current plans to organize a new bank. Any acquisition of an existing bank or the organization of a new bank carries with it numerous risks, including the following:

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
The Company cannot provide any assurance that it will be successful in overcoming these risks or any other problems encountered in connection with acquisitions and the organization of new banks. Potential regulatory enforcement actions, like a MOU, also may adversely affect our ability to engage in certain expansionary activities. The Company’s inability to provide resources necessary for its subsidiary banks to meet the requirements of any regulatory action or otherwise to overcome these risks could have an adverse effect on the achievement of our business strategy and maintenance of our market value.
The Company may not be able to successfully implement the recent consolidation of its bank subsidiaries under a single charter or otherwise keep pace with its growth by improving its controls and processes, and its reporting systems and procedures, which could cause it to experience compliance and operational problems or lose customers, or incur additional expenditures beyond current projections, any one of which could adversely affect our financial results.
On December 31, 2013, the Company consolidated its three bank subsidiaries under a single charter with the goal of becoming more efficient, providing better products and services to our customers, strengthening the Company’s governance structure, and improving its management processes. Successfully implementing this consolidation and achieving these goals will require communicating these changes to our customers in a positive fashion, and integrating our systems and operating procedures. Moreover, in general, the Company’s future success will depend on the ability of officers and other key employees to continue to implement and improve operational, credit, financial, management and other internal risk controls and processes, and improve reporting systems and procedures, while at the same time maintaining and growing existing businesses and client relationships. We may not successfully implement such changes or improvements in an efficient or timely manner, or we may discover deficiencies in our existing systems and controls that adversely affect our ability to grow our existing businesses and client relationships and could require us to incur additional expenditures to expand our administrative and operational infrastructure. If we are unable to successfully implement charter consolidation or to improve our controls, processes, and reporting systems and procedures, we may lose customers, experience compliance and operational problems or incur additional expenditures beyond current projections, any one of which could adversely affect our financial results.
The Company’s future success will depend on our ability to compete effectively in a highly competitive market.
The Company faces substantial competition in all phases of our operations from a variety of different competitors. Our competitors, including large commercial banks, community banks, thrift institutions, mutual savings banks, credit unions, consumer finance companies, insurance companies, securities dealers, brokers, mortgage bankers, investment advisors, money market mutual funds and other financial institutions, compete with lending and deposit-gathering services offered by us. Increased competition in our markets may result in reduced loans and deposits or less favorable pricing.
There is strong competition for financial services in the markets in which we conduct our businesses, from many local commercial banks as well as numerous national and commercial banks and regionally based commercial banks. In particular, we have experienced intense price and terms competition in some of the lending lines of business in recent years. Many of these competing institutions have much greater financial and marketing resources than we have. Due to their size, many competitors can achieve larger economies of scale and may offer a broader range of products and services or more attractive pricing than us. If we are unable to offer competitive products and services, our business may be negatively affected.
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
The success of the Company is dependent upon its ability to recruit and retain qualified employees especially seasoned relationship bankers.
The Company’s business plan includes and is dependent upon hiring and retaining highly qualified and motivated executives and employees at every level. In particular, our relative success to date has been partly the result of our management’s ability to identify and retain highly qualified relationship bankers that have long-standing relationships in their communities. These professionals bring with them valuable customer relationships and have been an integral part of our ability to attract deposits and to expand our market share. From time to time, the Company recruits or utilizes the services of employees who are subject to restrictions on their ability to use confidential information of a prior employer, to freely compete with that employer, or to solicit customers of that employer. If the Company is unable to hire or retain qualified employees, or if new employees are subject to these types of restrictions, it may not be able to successfully execute its business strategy. If the Company or its employee is found to have violated any nonsolicitation or other restrictions applicable to it or its employees, the Company or its employee could become subject to litigation or other proceedings.
The Company would be harmed if it lost the services of any of its senior management team or senior relationship bankers.
We believe that our success to date has been substantially dependent on our senior management team, which includes Robert Sarver, Chairman and CEO; Dale Gibbons, CFO; Robert R. McAuslan, CCO; Bruce Hendricks, Executive Vice President-Southern Nevada Administration; James Lundy, Executive Vice President-Arizona Administration; and Gerald Cady, Executive Vice President-California Administration. We also believe that our prospects for success in the future are dependent on retaining our senior management team and senior relationship bankers. In addition to their skills and experience as bankers, these persons provide us with extensive community ties upon which our competitive strategy is based. Our ability to retain these persons may be hindered by the fact that we have not entered into employment agreements with any of them. The loss of the services of any of these persons, particularly Mr. Sarver, could have an adverse effect on our business if we cannot replace them with equally qualified persons who are also familiar with our market areas.
Mr. Sarver’s involvement in outside business interests requires substantial time and attention and may adversely affect the Company’s ability to achieve its strategic plan.
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
Terrorist attacks in the U.S., as well as future events occurring in response or in connection to them including, without limitation, future terrorist attacks against U.S. targets, rumors or threats of war, actual conflicts involving the U.S. or its allies or military or trade disruptions, may impact our operations. Any of these events could cause consumer confidence and savings to decrease or result in increased volatility in the U.S. and worldwide financial markets and economy. Any of these occurrences could have an adverse impact on the Company’s operating results, revenues and costs and may result in the volatility of the market price for our securities, including our common stock, and impair their future price.
The business may be adversely affected by internet fraud.
The Company is inherently exposed to many types of operational risk, including those caused by the use of computer, internet and telecommunications systems. These risks may manifest themselves in the form of fraud by employees, by customers, other outside entities targeting us and/or our customers that use our internet banking, electronic banking or some other form of our telecommunications systems. Although we devote substantial resources to maintaining secure systems and to preventing such incidents, given the growing use of electronic, internet-based and networked systems to conduct business directly or indirectly with our clients, fraud losses may occur regardless of the preventative and detection systems in place or if those systems fail or prove to be inadequate.
We may experience interruptions or breaches in our information system security.
We rely heavily on communications and information systems to conduct our business, and have devoted substantial resources in recent years to improving the security of these systems. Any failure, interruption or breach in security of these systems could result in failures or disruptions in our customer relationship management, general ledger, deposit, loan and other systems. While we have policies and procedures designed to prevent or limit the effect of the failure, interruption or security breach of these information systems, there can be no assurance that any such failures, interruptions or security breaches will not occur or, if they do occur, that they will be adequately addressed. The occurrence of any failures, interruptions or security breaches of these information systems could damage our reputation, result in direct financial losses or a loss of customer business, subject us to additional regulatory scrutiny, or expose us to civil litigation and possible financial liability, any of which could have a material adverse effect on our financial condition and results of operations.

A failure in or breach of our operational or security systems or infrastructure, or those of our third party vendors and other service providers, including as a result of cyber attacks, could disrupt our businesses, result in the disclosure or misuse of confidential or proprietary information, damage our reputation, increase our costs and cause losses.
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
We also face the risk of operational disruption, failure, termination or capacity constraints of any of the third parties that facilitate our business activities, including vendors, exchanges, clearing agents, clearing houses or other financial intermediaries. Such parties could also be the source of an attack on, or breach of, our operational systems, data or infrastructure. In addition, we may be at risk of an operational failure with respect to our clients’ systems. Our risk and exposure to these matters remains heightened because of, among other things, the evolving nature of these threats, the outsourcing of some of our business operations, and the continued uncertain global economic environment. As cyber threats continue to evolve, we may be required to expend significant additional resources to continue to modify or enhance our protective measures or to investigate and remediate any information security vulnerabilities.
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
We rely on other companies to provide key components of our business infrastructure.
Third parties provide key components of our business operations, such as data processing, recording and monitoring transactions, online banking interfaces and services, Internet connections and network access. While we select these third-party vendors carefully, we do not control their actions. Any problems caused by these third parties, including those resulting from disruptions in communication services provided by a vendor, failure of a vendor to handle current or higher volumes, cyber-attacks and security breaches at a vendor, failure of a vendor to provide services for any reason or poor performance of services, could adversely affect our ability to deliver products and services to our customers and otherwise conduct our business. Financial or operational difficulties of a third-party vendor could also hurt our operations if those difficulties interfere with the vendor's ability to serve us. Furthermore, our vendors could also be sources of operational and information security risk to us, including from breakdowns or failures of their own systems or capacity constraints. Replacing these third party vendors could also create significant delay and expense. Accordingly, use of such third parties creates an unavoidable inherent risk to our business operations.
Our risk management practices may prove to be inadequate or not fully effective.
Our risk management framework seeks to mitigate risk and appropriately balance risk and return. We have established policies and procedures intended to identify, monitor and manage the types of risk to which we are subject, including credit risk, market risk, liquidity risk, operational risk and reputational risk. Although we have devoted significant resources to develop our risk management policies and procedures and expect to continue to do so in the future, these policies and procedures, as well as our risk management techniques, may not be fully effective. In addition, as regulations and markets in which we operate continue to evolve, our risk management framework may not always keep sufficient pace with those changes. If our risk management framework does not effectively identify or mitigate our risks, we could suffer unexpected losses and could be materially adversely affected. Management of our risks in some cases depends upon the use of analytical and/or forecasting models. If the models we use to mitigate these risks are inadequate, we may incur increased losses. In addition, there may be risks that exist, or that develop in the future, that we have not appropriately anticipated, identified or mitigated.
There are substantial risks and uncertainties associated with the introduction of new lines of business or new products and services within existing lines of business.
From time to time, we may implement new lines of business or offer new products and services within existing lines of business. There are substantial risks and uncertainties associated with these efforts, particularly in instances where the markets are not fully developed. In developing and marketing new lines of business and/or new products and services, we may invest significant time and resources. Initial timetables for the introduction and development of new lines of business and/or new products or services may not be achieved and price and profitability targets may not prove feasible.
Risks Related to the Banking Industry
We operate in a highly regulated environment and the laws and regulations that govern our operations, corporate governance, executive compensation and accounting principles, or changes in them, or our failure to comply with them, may adversely affect us.
The Company is subject to extensive regulation, supervision, and legislation that govern almost all aspects of our operations. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Supervision and Regulation” included in this Form 10-K. Intended to protect customers, depositors and the DIF, these laws and regulations, among other matters, prescribe minimum capital requirements, impose limitations on the business activities in which we can engage, limit the dividends or distributions that our banking subsidiaries can pay to the company or the company can pay to its shareholders, restrict the ability of affiliates to guarantee the company’s debt, impose certain specific accounting requirements on us that may be more restrictive and may result in greater or earlier charges to earnings or reductions in our capital than GAAP, among other things. Compliance with laws and regulations can be difficult and costly, and changes to laws and regulations often impose significant additional compliance costs. Further, an alleged failure by us to comply with these laws and regulations, even if we acted in good faith or the alleged failure reflects a difference in interpretation, could subject the Company to additional restrictions on its business activities (including mergers, acquisitions and new branches), fines and other penalties, any of which could adversely affect our results of operations, capital base and the price of our securities.
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

•
establishment of the CFPB with broad authority to implement new consumer protection regulations and, for bank holding companies with $10 billion or more in assets, to examine and enforce compliance with federal consumer laws;

•	implementation of risk retention rules for loans (excluding qualified residential mortgages) that are sold by a bank; and

•	amendment of the Electronic Fund Transfer Act to, among other things, give the Federal Reserve the authority to issue rules have limiting debit-card interchange fees.
Further, we may be required to invest significant management attention and resources to evaluate and make any changes necessary to comply with new statutory and regulatory requirements under the Dodd-Frank Act as we continue to grow and approach $10 billion in total assets. The Dodd-Frank Act created a new independent CFPB within the Federal Reserve Board. The CFPB is tasked with establishing and implementing rules and regulations under certain federal consumer protection laws with respect to the conduct of providers of certain consumer financial products and services. The CFPB has rulemaking authority over many of the statutes governing products and services offered to bank consumers. For banking organizations with assets of $10 billion or more, the CFPB has exclusive rulemaking and examination authority, and primary enforcement authority for most federal consumer financial laws. In addition, the Dodd-Frank Act permits states to adopt consumer protection laws and regulations that are stricter than those regulations promulgated by the CFPB. Compliance with any such new regulations would increase our cost of operations. Failure to comply with these new requirements, among others, may negatively impact our results of operations and financial condition. While we cannot predict what effect any presently contemplated or future changes in the laws or regulations or their interpretations would have on us, these changes could be materially adverse to our investors.
State and federal banking agencies periodically conduct examinations of our business, including for compliance with laws and regulations, and our failure to comply with any supervisory actions to which we are or become subject as a result of such examinations may adversely affect us.
State and federal banking agencies periodically conduct examinations of our business, including for compliance with laws and regulations. If, as a result of an examination, the FDIC or Federal Reserve were to determine that the financial condition, capital resources, asset quality, earnings prospects, management, liquidity or other aspects of any of our operations had become unsatisfactory, or that any of our banks or their management was in violation of any law or regulation, the FDIC or Federal Reserve may take a number of different remedial or enforcement actions it deems appropriate to remedy such a deficiency. These actions include the power to enjoin “unsafe or unsound” practices, to require affirmative actions to correct any conditions resulting from any violation or practice, to issue an administrative order that can be judicially enforced, to direct an increase in the bank’s capital, to restrict the bank’s growth, to assess civil monetary penalties against the bank’s officers or directors, to remove officers and directors and, if the FDIC concludes that such conditions cannot be corrected or there is an imminent risk of loss to depositors, to terminate the bank’s deposit insurance. Under Arizona law, the state banking supervisory authority has many of the same enforcement powers with respect to its state-chartered banks.
If we were unable to comply with regulatory directives in the future, or if we were unable to comply with the terms of any future supervisory requirements to which we may become subject, then we could become subject to a variety of supervisory actions and orders, including cease and desist orders, prompt corrective actions, MOUs, and/or other regulatory enforcement actions. If our regulators were to take such supervisory actions, then we could, among other things, become subject to greater restrictions on our ability to develop any new business, as well as restrictions on our existing business, and we could be required to raise additional capital, dispose of certain assets and liabilities within a prescribed period of time, or both. Failure to implement the measures in the time frames provided, or at all, could result in additional orders or penalties from federal and state regulators, which could result in one or more of the remedial actions described above. In the event that our bank subsidiary was ultimately unable to comply with the terms of a regulatory enforcement action, it could ultimately fail and be placed into receivership by the chartering agency. The terms of any such supervisory action and the consequences associated with any failure to comply therewith could have a material negative effect on our business, operating flexibility and financial condition.

Changes in interest rates and increased rate competition could adversely affect our profitability, business and prospects.
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
In addition, loan volumes are affected by market interest rates on loans. Rising interest rates generally are associated with a lower volume of loan originations, while lower interest rates are usually associated with higher loan originations. Conversely, in rising interest rate environments, loan repayment rates will decline and in falling interest rate environments, loan repayment rates will increase. The Company cannot guarantee that it will be able to minimize interest rate risk. In addition, an increase in the general level of interest rates may adversely affect the ability of certain borrowers to pay the interest on and principal of their obligations.
Interest rates also affect how much money the Company can lend. When interest rates rise, the cost of borrowing increases. Accordingly, changes in market interest rates could materially and adversely affect our net interest spread, asset quality, loan origination volume, business, financial condition, results of operations and cash flows.
The Company is exposed to risk of environmental liabilities with respect to properties to which we obtain title.
Approximately 63% of the Company’s loan portfolio at December 31, 2013 was secured by real estate. In the course of our business, the Company may foreclose and take title to real estate, and could be subject to environmental liabilities with respect to these properties. We may be held liable to a governmental entity or to third parties for property damage, personal injury, investigation and clean-up costs incurred by these parties in connection with environmental contamination, or may be required to investigate or clean up hazardous or toxic substances, or chemical releases at a property. The costs associated with investigation or remediation activities could be substantial. In addition, if we are the owner or former owner of a contaminated site, we may be subject to common law claims by third parties based on damages and costs resulting from environmental contamination emanating from the property. These costs and claims could adversely affect our business and prospects.
Risks Related to our Common Stock
The price of our common stock has increased substantially in the past two years and may fluctuate significantly in the future, which may make it difficult for you to resell shares of common stock owned by you at times or at prices you find attractive.
The price of our common stock on New York Stock Exchange constantly changes, and has increased substantially the past two years. We expect that the market price of our common stock will continue to fluctuate and there can be no assurances about the market prices for our common stock.
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
We are not restricted from issuing additional common stock, including any securities that are convertible into or exchangeable for, or that represent the right to receive, common stock. We also grant a significant number of shares of common stock to employees and directors under our Incentive Plan each year. The issuance of any additional shares of our common stock or preferred stock or securities convertible into, exchangeable for or that represent the right to receive common stock or the exercise of such securities could be substantially dilutive to shareholders of our common stock. Holders of our common stock have no preemptive rights that entitle such holders to purchase their pro rata share of any offering of shares of any class or series. Because our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future offerings. Thus, our stockholders bear the risk of our future offerings reducing the market price of our common stock and diluting their stock holdings in us.
Offerings of debt, which would be senior to our common stock upon liquidation, and/or preferred equity securities which may be senior to our common stock for purposes of dividend distributions or upon liquidation, may adversely affect the market price of our common stock.
We may from time to time issue debt securities, borrow money through other means, or issue preferred stock. On August 25, 2010, the Company completed a public offering of $75 million in principal Senior Notes due in 2015. In 2011, we issued preferred stock to the federal government under the SBLF program, and from time to time we have borrowed money from the FRB, the FHLB, other financial institutions and other lenders. All of these securities or borrowings have priority over the common stock in a liquidation, which could affect the market price of our stock. The SBLF preferred stock also may restrict our ability to pay dividends on our common stock under certain circumstances.
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
Provisions of Nevada law and provisions of our Amended and Restated Articles of Incorporation, as amended, and our Amended and Restated By-Laws, as amended, could make it more difficult for a third party to acquire control of us or have the effect of discouraging a third party from attempting to acquire control of us. Additionally, our Amended and Restated Articles of Incorporation, as amended, authorize our Board of Directors to issue additional series of preferred stock and such preferred stock could be issued as a defensive measure in response to a takeover proposal. These provisions could make it more difficult for a third party to acquire us even if an acquisition might be in the best interest of our stockholders.

Item 1B.	Unresolved Staff Comments
None.

Item 2.	Properties
At December 31, 2013, the Company and WAB Consolidated are headquartered at One E. Washington Street in Phoenix, Arizona. In addition, the Company owns and occupies a 36,000 square foot operations facility in Las Vegas, Nevada, has 5 executive and administrative facilities, three of which are owned and are located in Las Vegas, Nevada; San Diego, California; Oakland, California; Phoenix, Arizona and Reno, Nevada.
At December 31, 2013, the Company operated 39 domestic branch locations, of which 18 are owned and 21 are leased. See "Item 1. Business” for location cities. For information regarding rental payments, see "Note 5. Premises and Equipment" of the Consolidated Financial Statements included in this Form 10-K.
The Company continually evaluates the suitability and adequacy of its offices. Management believes that the existing facilities are adequate for present and anticipated future use.

Item 3.	Legal Proceedings
There are no material pending legal proceedings to which the Company is a party or to which any of our properties are subject. There are no material proceedings known to us to be contemplated by any governmental authority. See the “Supervision and Regulation” section of "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Form 10-K for additional information. From time to time, we are involved in a variety of litigation matters in the ordinary course of our business and anticipate that we will become involved in new litigation matters in the future.
As previously disclosed, since 2009, BON, had been operating under informal supervisory oversight by banking regulators in the form of a MOU, which required enhanced management of such matters as asset quality, credit administration and repossessed property, and a number of other items. The MOU was terminated, effective as of July 9, 2013.

Item 4.	Mine Safety Disclosures
Not applicable.

PART II

Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information
The Company’s common stock began trading on the New York Stock Exchange under the symbol “WAL” on June 30, 2005. The Company has filed, without qualifications, its 2013 Domestic Company Section 303A CEO Certification regarding its compliance with the NYSE’s corporate governance listing standards. The following table presents the high and low sales prices of the Company’s common stock for each quarterly period for the last two years as reported by The NASDAQ Global Select Market:

	2013 Quarters				2012 Quarters
	Fourth	Third	Second	First	Fourth	Third	Second	First
Range of stock prices:
High	$24.74	$19.01	$16.26	$14.51	$10.99	$10.43	$9.40	$9.20
Low	18.64	15.95	13.32	10.77	9.28	8.82	8.00	6.32
Holders
At December 31, 2013, there were approximately 1,331 stockholders of record. This number does not include stockholders who hold shares in the name of brokerage firms or other financial institutions. The Company is not provided the exact number of or identities of these stockholders. There are no other classes of common equity outstanding.
Dividends
WAL is a legal entity separate and distinct from WAB Consolidated and the non-bank subsidiaries. As a holding company with limited significant assets other than the capital stock of our subsidiaries, WAL's ability to pay dividends depends primarily upon the receipt of dividends or other capital distributions from our subsidiaries. Our subsidiaries’ ability to pay dividends to WAL is subject to, among other things, their individual earnings, financial condition and need for funds, as well as federal and state governmental policies and regulations applicable to WAL and each of those subsidiaries, which limit the amount that may be paid as dividends without prior approval. See the additional discussion in the “Supervision and Regulation” section of this report for information regarding restrictions on the ability to pay cash dividends. In addition, the terms and conditions of other securities we issue may restrict our ability to pay dividends to holders of our common stock. For example, if any required payments on outstanding trust preferred securities or our SBLF preferred stock are not made, WAL would be prohibited from paying cash dividends on our common stock. WAL has never paid a cash dividend on its common stock and does not anticipate paying any cash dividends in the foreseeable future.
Sale of Unregistered Securities
None.
Share Repurchases
There were no shares repurchased during 2013 or 2012.

Performance Graph
The following graph summarizes a five year comparison of the cumulative total returns for the Company’s common stock, the Standard & Poor’s 500 stock index and the KBW Regional Banking Total Return Index, each of which assumes an initial value of $100.00 on December 31, 2008 and reinvestment of dividends.

Item 6.	Selected Financial Data
The following selected financial data have been derived from the Company’s consolidated financial condition and results of operations, as of and for the years ended December 31, 2013, 2012, 2011, 2010, and 2009, and should be read in conjunction with the consolidated financial statements and the related notes included elsewhere in this report:

	Year Ended December 31,
	2013	2012	2011	2010	2009
	(in thousands, except per share data)
Results of Operations:
Interest income	$362,655	$318,295	$296,591	$281,813	$276,023
Interest expense	29,760	28,032	38,923	49,260	73,734
Net interest income	332,895	290,263	257,668	232,553	202,289
Provision for credit losses	13,220	46,844	46,188	93,211	149,099
Net interest income after provision for credit losses	319,675	243,419	211,480	139,342	53,190
Non-interest income	17,229	44,726	34,457	46,836	4,435
Non-interest expense	196,266	188,860	195,598	196,758	242,977
Income (loss) from continuing operations before taxes	140,638	99,285	50,339	(10,580)	(185,352)
Income tax provision (benefit)	25,254	23,961	16,849	(6,410)	(38,453)
Income (loss) from continuing operations	115,384	75,324	33,490	(4,170)	(146,899)
Loss from discontinued operations, net of tax benefit	(861)	(2,490)	(1,996)	(3,025)	(4,507)
Net income (loss)	$114,523	$72,834	$31,494	$(7,195)	$(151,406)

	Year Ended December 31,
	2013	2012	2011	2010	2009
	(in thousands, except per share data)
Per Share Data:
Earnings (loss) per share applicable to common shareholders--basic	$1.32	$0.84	$0.19	$(0.23)	$(2.74)
Earnings (loss) per share applicable to common shareholders--diluted	1.31	0.83	0.19	(0.23)	(2.74)
Earnings (loss) per share from continuing operations--basic	1.33	0.87	0.21	(0.19)	(2.66)
Earnings (loss) per share from continuing operations--diluted	1.32	0.86	0.21	(0.19)	(2.66)
Book value per common share	8.19	7.15	6.02	5.77	6.18
Shares outstanding at period end	87,186	86,465	82,362	81,669	72,504
Weighted average shares outstanding--basic	85,682	82,285	80,909	75,083	58,836
Weighted average shares outstanding--diluted	86,541	82,912	81,183	75,083	58,836
Selected Balance Sheet Data:
Cash and cash equivalents	$305,514	$204,625	$154,995	$216,746	$396,830
Investments and other	1,659,370	1,236,648	1,490,501	1,273,098	864,779
Loans, net of deferred loan fees and costs	6,801,415	5,709,318	4,780,069	4,240,542	4,079,638
Allowance for credit losses	100,050	95,427	99,170	110,699	108,623
Assets	9,307,095	7,622,637	6,844,541	6,193,883	5,753,279
Deposits	7,838,205	6,455,177	5,658,512	5,338,441	4,722,102
Other borrowings	341,096	193,717	353,321	75,000	—
Junior subordinated debt	41,858	36,218	36,985	43,034	102,438
Stockholders' equity	855,251	759,616	636,683	602,174	575,725
Selected Other Balance Sheet Data:
Average assets	$8,500,324	$7,193,425	$6,486,396	$6,030,609	$5,575,025
Average earning assets	7,887,584	6,685,107	5,964,056	5,526,521	5,125,574
Average stockholders' equity	798,497	691,004	631,361	601,412	586,171
Selected Financial and Liquidity Ratios:
Return on average assets	1.35%	1.01%	0.49%	(0.12)%	(2.72)%
Return on average stockholders' equity	14.34	10.54	4.99	(1.20)	(25.83)
Net interest margin	4.39	4.49	4.37	4.23	3.97
Loan to deposit ratio	86.77	88.45	84.48	79.43	86.39
Capital Ratios:
Leverage ratio	9.8%	10.1%	9.8%	9.5%	9.5%
Tier 1 risk-based capital ratio	11.1	11.3	11.3	12.0	11.8
Total risk-based capital ratio	12.4	12.6	12.6	13.2	14.4
Average equity to average assets	9.4	9.6	9.7	10.0	10.5
Selected Asset Quality Ratios:
Nonaccrual loans to gross loans	1.11%	1.83%	1.89%	2.76%	3.77%
Nonaccrual loans and repossessed assets to total assets	1.53	2.39	2.62	3.63	4.12
Loans past due 90 days or more and still accruing to total loans	0.02	0.02	0.05	0.03	0.14
Allowance for credit losses to total loans	1.47	1.67	2.07	2.61	2.66
Allowance for credit losses to nonaccrual loans	132.20	91.13	109.71	94.62	70.67
Net charge-offs to average loans	0.14	0.99	1.32	2.22	2.86

Item 7.	Management's Discussions and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with “Item 8. Financial Statements and Supplementary Data.” This discussion and analysis contains forward-looking statements that involve risk, uncertainties and assumptions. Certain risks, uncertainties and other factors, including, but not limited to, those set forth under “Cautionary Note Regarding Forward-Looking Statements” at the beginning of this Form 10-K, may cause actual results to differ materially from those projected in the forward-looking statements.
Financial Overview and Highlights
WAL is a bank holding company headquartered in Phoenix, Arizona that provides comprehensive business banking and related financial services through its wholly-owned banking subsidiary, WAB Consolidated, headquartered in Phoenix, Arizona. Prior to December 31, 2013, the Company operated through its three wholly-owned subsidiary banks: BON in Southern Nevada, WAB in Arizona and Northern Nevada, and TPB in California. On December 31, 2013, the Company merged TPB and BON into WAB, forming a single bank (WAB Consolidated), headquartered in Phoenix, Arizona.
Financial Result Highlights of 2013
Net income available to common stockholders for the Company of $113.1 million, or $1.31 per diluted share for 2013, compared to $69.0 million, or $0.83 per diluted share for 2012.
The significant factors impacting earnings of the Company during 2013 were:

•	The acquisition of Centennial completed on April 30, 2013, which resulted in recognition of a bargain purchase gain of $10.0 million.

•
All bank operating segments increased net income in 2013 over 2012. WAB reported net income of $51.4 million for 2013 compared to $36.8 million for 2012. BON reported net income of $52.7 million compared to $18.1 million in 2012. TPB (which excludes the discontinued operations of PartnersFirst), reported net income of $22.8 million for 2013 compared to $22.7 million for 2012.

•	Pre-tax, pre-provision operating earnings (see Non-GAAP Financial Measures beginning on page 35) increased $27.2 million to $161.2 million compared to $134.0 million for 2012.

•	The Company experienced loan growth of $1.09 billion to $6.80 billion at December 31, 2013 from $5.71 billion at December 31, 2012.

•	During 2013, the Company increased deposits by $1.38 billion to $7.84 billion at December 31, 2013 from $6.46 billion at December 31, 2012.

•	Other assets acquired through foreclosure declined by $10.5 million to $66.7 million at December 31, 2013 from $77.2 million at December 31, 2012.

•
Provision for credit losses for 2013 decreased by $33.6 million to $13.2 million compared to $46.8 million for 2012 as net charge-offs also declined by $42.0 million to $8.6 million in 2013 compared to $50.6 million in 2012.

•
Key asset quality ratios improved for 2013 compared to 2012. Nonaccrual loans and repossessed assets to total assets improved to 1.53% from 2.39% in 2012 and nonaccrual loans to gross loans improved to 1.11% at the end of 2013 compared to 1.83% at the end of 2012.

The impact to the Company from these items, and others of both a positive and negative nature, are discussed in more detail below as they pertain to the Company’s overall comparative performance for the year ended December 31, 2013.
Acquisitions
On April 30, 2013, the Company completed its acquisition of Centennial. Under the terms of the acquisition, the Company paid $57.5 million in cash for all equity interests in Centennial. The Company merged Centennial into WAB effective April 30, 2013, creating combined assets for the resulting bank of $3.16 billion and deposits of $2.76 billion. The merger was undertaken, in part, because the purchase price of Centennial was at a discount to its tangible book value and was accretive to capital at close of the transaction.

Centennial’s results of operations are included in the Company’s results beginning April 30, 2013. Merger / restructure expenses related to the Centennial acquisition of $2.7 million for the year ended December 31, 2013 have been included in non-interest expense, of which $1.0 million are acquisition related costs as defined by ASC 805, Business Combinations. The acquisition was accounted for under the acquisition method of accounting in accordance with ASC 805. Assets purchased and liabilities assumed were all recorded at their respective acquisition date fair values. A bargain purchase gain of $10.0 million resulted from the acquisition and is included as a component of non-interest income in the Consolidated Income Statement. The amount of gain is equal to the amount by which the estimated fair value of net assets purchased exceeded the consideration paid. Pursuant to the terms of the transaction, $12.7 million in loan receivables were not acquired by the Company.
The recognized amounts of identifiable assets acquired and liabilities assumed are as follows:

April 30, 2013
(in thousands)
Assets:
Cash and cash equivalents (1)	$70,349
Federal funds sold (1)	8,355
Investment securities - available-for-sale	26,014
Loans	351,474
Deferred tax assets, net	21,666
Premises and equipment	44
Other assets acquired through foreclosure	5,622
Other assets	6,007
Total assets	489,531
Liabilities:
Deposits	338,811
FHLB advances	79,943
Other liabilities	3,233
Total liabilities	421,987
Net assets acquired	67,544
Consideration paid	57,500
Bargain purchase gain	$10,044
(1) Cash acquired, less cash consideration paid of $57.5 million, resulted in net cash and cash equivalents increasing by $21.2 million following the acquisition.
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
The fair values of assets acquired and liabilities assumed are subject to adjustment during the first twelve months after the acquisition date if additional information becomes available to indicate a more accurate or appropriate value for an asset or liability. With the exception of the deferred tax asset, the above stated acquisition date fair values of assets and liabilities are considered to be final.
On October 17, 2012, the Company acquired Western Liberty, including its two wholly-owned subsidiaries, Service 1st Bank of Nevada and LVSP. The Company subsequently merged Service 1st Bank of Nevada into its wholly-owned subsidiary, BON, on October 19, 2012. LVSP remains a wholly-owned subsidiary of WAL.
Under the terms of the Western Liberty merger, the Company exchanged either $4.02 of cash for each Western Liberty share or 0.4341 shares of the Company’s common stock for each Western Liberty share, which resulted in the payment of a total of $27.5 million and 2,966,236 shares of the Company’s common stock.
The merger was undertaken because the purchase price of Western Liberty was at a significant discount to its tangible book value and was accretive to capital at close. The combined bank had approximately $3.09 billion of assets and $2.55 billion of deposits immediately following the merger, operating as BON. Western Liberty’s results of operations have been included in the Company’s results beginning October 18, 2012. Acquisition related expenses of $0.4 million and $0.7 million for the years ended December 31, 2013 and 2012, respectively, have been included in non-interest expense. The acquisition was accounted for under the acquisition method of accounting in accordance with ASC 805. The purchased assets and assumed liabilities were recorded at their respective acquisition date fair values, and identifiable intangible assets were recorded at fair value. There were no measurement period adjustments made to the acquisition date fair values of acquired assets or assumed liabilities from Western Liberty. Accordingly, these acquisition date fair values are final.
A bargain purchase gain of $17.6 million resulted from the acquisition and is included as a component of non-interest income in the Consolidated Income Statement. The amount of gain is equal to the amount by which the fair value of net assets purchased exceeded the consideration paid. The statement of net assets acquired and the resulting bargain purchase gain are presented in the following table:

October 17, 2012
(in thousands)
Assets:
Cash and cash equivalents (1)	$76,692
Certificates of deposit (1)	1,988
Investment securities	446
Loans	90,747
Federal Home Loan bank stock	493
Deferred tax assets, net	17,446
Premises and equipment	19
Other assets acquired through foreclosure	5,094
Identified intangible assets	1,578
Other assets	949
Total assets	195,452
Liabilities:
Deposits	117,191
Other liabilities	1,252
Total liabilities	118,443
Net assets acquired	77,009
Consideration paid	59,447
Bargain purchase gain	$17,562
(1) Cash acquired, less cash consideration paid of $27.5 million, resulted in net cash and cash equivalents increasing by $51.2 million following the acquisition.

Results of Operations and Financial Conditions
A summary of our results of operations and financial condition and select metrics is included in the following table:

	Year Ended December 31,
	2013	2012	2011
	(in thousands, except per share amounts)
Net income available to common stockholders	$113,113	$69,041	$15,288
Earnings per share applicable to common shareholders--basic	1.32	0.84	0.19
Earnings per share applicable to common shareholders--diluted	1.31	0.83	0.19
Total assets	$9,307,095	$7,622,637	$6,844,541
Loans, net of deferred loan fees and costs	6,801,415	5,709,318	4,780,069
Total deposits	7,838,205	6,455,177	5,658,512
Net interest margin	4.39%	4.49%	4.37%
Return on average assets	1.35	1.01	0.49
Return on average stockholders' equity	14.34	10.54	4.99
As a bank holding company, management focuses on key ratios in evaluating the Company’s financial condition and results of operations.
Asset Quality
For all banks and bank holding companies, asset quality plays a significant role in the overall financial condition of the institution and results of operations. The Company measures asset quality in terms of nonaccrual loans as a percentage of gross loans and net charge-offs as a percentage of average loans. Net charge-offs are calculated as the difference between charged-off loans and recovery payments received on previously charged-off loans. The following table summarizes asset quality metrics:

	Year Ended December 31,
	2013	2012	2011
	(in thousands)
Non-accrual loans	$75,680	$104,716	$90,392
Non-performing assets	233,509	267,960	294,568
Non-accrual loans to gross loans	1.11%	1.83%	1.89%
Net charge-offs to average loans	0.14	0.99	1.32
Asset and Deposit Growth
The Company’s assets and liabilities are comprised primarily of loans and deposits; therefore, the ability to originate new loans and attract new deposits is fundamental to the Company’s growth. Total assets increased to $9.31 billion at December 31, 2013 from $7.62 billion at December 31, 2012. Total loans, net of deferred fees and costs, increased by $1.09 billion, or 19.1%, to $6.80 billion as of December 31, 2013, compared to $5.71 billion as of December 31, 2012. Total deposits increased $1.38 billion, or 21.4%, to $7.84 billion as of December 31, 2013 from $6.46 billion as of December 31, 2012.

RESULTS OF OPERATIONS
The following table sets forth a summary financial overview for the comparable years:

	Year Ended December 31,		Increase	Year Ended December 31,		Increase
	2013	2012	(Decrease)	2012	2011	(Decrease)
	(in thousands, except per share amounts)
Consolidated Income Statement Data:
Interest income	$362,655	$318,295	$44,360	$318,295	$296,591	$21,704
Interest expense	29,760	28,032	1,728	28,032	38,923	(10,891)
Net interest income	332,895	290,263	42,632	290,263	257,668	32,595
Provision for credit losses	13,220	46,844	(33,624)	46,844	46,188	656
Net interest income after provision for credit losses	319,675	243,419	76,256	243,419	211,480	31,939
Non-interest income	17,229	44,726	(27,497)	44,726	34,457	10,269
Non-interest expense	196,266	188,860	7,406	188,860	195,598	(6,738)
Net income from continuing operations before income taxes	140,638	99,285	41,353	99,285	50,339	48,946
Income tax provision	25,254	23,961	1,293	23,961	16,849	7,112
Income from continuing operations	115,384	75,324	40,060	75,324	33,490	41,834
Loss from discontinued operations, net of tax benefit	(861)	(2,490)	1,629	(2,490)	(1,996)	(494)
Net income	$114,523	$72,834	$41,689	$72,834	$31,494	$41,340
Net income available to common stockholders	$113,113	$69,041	$44,072	$69,041	$15,288	$53,753
Earnings per share applicable to common shareholders—basic	$1.32	$0.84	$0.48	$0.84	$0.19	$0.65
Earnings per share applicable to common shareholders—diluted	$1.31	$0.83	$0.48	$0.83	$0.19	$0.64
Non-GAAP Financial Measures
The following discussion and analysis contains financial information determined by methods other than those prescribed by GAAP. The Company's management uses these non-GAAP financial measures in their analysis of the Company's performance. These measurements typically adjust GAAP performance measures to exclude the effects unrealized gains (losses) on assets/liabilities measured at fair value as well as adjust income available to common shareholders for certain significant activities or transactions that, in management's opinion, do not reflect recurring period-to-period comparisons of the Company's performance. Since the presentation of these GAAP performance measures and their impact differ between companies, management believes presentation of these non-GAAP financial measures provide useful supplemental information that is essential to a complete understanding of the operating results of the Company's core businesses. These non-GAAP disclosures should not be viewed as a substitute for operating results determined in accordance with GAAP, nor are they necessarily comparable to non-GAAP performance measures that may be presented by other companies.
Pre-Tax, Pre-Provision Operating Earnings
Pre-tax, pre-provision operating earnings adjusts the level of earnings to exclude the impact of income taxes, provision for credit losses and non-recurring or other items not considered part of the Company's core operations. Management believes that eliminating the effects of these items makes it easier to analyze underlying performance trends and enables investors to assess the Company's ability to generate capital to cover credit losses.

The following table shows the components of pre-tax, pre-provision operating earnings for the years ended December 31, 2013 and 2012:

	Year Ended December 31,
	2013	2012
	(in thousands)
Total non-interest income	$17,229	$44,726
Less:
Unrealized (losses) gains on assets/liabilities measured at fair value, net	(6,483)	653
Gain on sale of subsidiary/non-controlling interest	—	892
Loss on extinguishment of debt	(1,387)	—
Bargain purchase gain from acquisitions	10,044	17,562
Legal settlements	38	879
Mutual fund gains	—	483
Amortization of affordable housing investments	(5,018)	(1,779)
(Losses) gains on sales of investment securities, net	(1,195)	3,949
Total operating non-interest income	21,230	22,087
Add: Net interest income	332,895	290,263
Net operating revenue	$354,125	$312,350
Total non-interest expense	$196,266	$188,860
Less:
Net (gain) loss on sales and valuations of repossessed assets	(2,387)	4,207
Merger / restructure expense	5,752	2,819
Goodwill and other intangibles impairment	—	3,435
Total operating non-interest expense	$192,901	$178,399
Pre-tax, pre-provision operating earnings	$161,224	$133,951

Tangible Common Equity
The following table presents financial measures related to tangible common equity. Tangible common equity represents total stockholders' equity less identifiable intangible assets and goodwill and preferred stock. Management believes that tangible common equity financial measures are useful in evaluating the Company's capital strength and ability to manage potential losses.

	December 31,
	2013	2012
	(dollars and shares in thousands)
Total stockholders' equity	$855,251	$759,616
Less:
Goodwill and intangible assets	27,374	29,763
Total tangible stockholders' equity	827,876	729,853
Less:
Preferred stock	141,000	141,000
Total tangible common equity	686,876	588,853
Add:
Deferred tax - attributed to intangible assets	1,452	2,289
Total tangible common equity, net of tax	$688,328	$591,142
Total assets	$9,307,095	$7,622,637
Less:
Goodwill and intangible assets	27,374	29,763
Tangible assets	9,279,721	7,592,874
Add:
Deferred tax - attributed to intangible assets	1,452	2,289
Total tangible assets, net of tax	$9,281,173	$7,595,163
Tangible equity ratio	8.9%	9.6%
Tangible common equity ratio	7.4	7.8
Return on tangible common equity	16.7	12.4
Common shares outstanding	87,186	86,465
Tangible book value per share, net of tax	$7.89	$6.84
Efficiency Ratio
The following table shows the components used in the calculation of the efficiency ratio, which management uses as a metric for assessing cost efficiency:

	Year Ended December 31,
	2013	2012
	(dollars and shares in thousands)
Total operating non-interest expense	$192,901	$178,399
Divided by:
Total net interest income	$332,895	$290,263
Add:
Tax equivalent interest adjustment	13,312	9,738
Operating non-interest income	21,230	22,087
Net operating revenue - tax equivalent basis	367,340	322,088
Efficiency ratio - tax equivalent basis	52.5%	55.4%

Tier 1 Common Equity
The following tables present certain financial measures related to Tier 1 common equity, which is a component of Tier 1 risk-based capital. The FRB and other banking regulators have used Tier 1 common equity as a basis for assessing a bank's capital adequacy; therefore, management believes it is useful to assess capital adequacy using this same basis.

	December 31,
	2013	2012
	(dollars and shares in thousands)
Stockholders' equity	$855,251	$759,616
Less:
Accumulated other comprehensive (loss) income	(21,546)	8,226
Non-qualifying goodwill and intangibles	25,991	27,520
Other non-qualifying assets	—	2
Disallowed unrealized losses on equity securities	8,059	—
Add:
Qualifying trust preferred securities	48,485	44,819
Tier 1 capital (regulatory)	891,232	768,687
Less:
Qualifying trust preferred securities	48,485	44,819
Preferred stock	141,000	141,000
Tier 1 common equity	$701,746	$582,851
Divided by:
Risk-weighted assets (regulatory)	$8,016,500	$6,797,170
Tier 1 common equity ratio	8.8%	8.6%

	December 31,
	2013	2012
	(dollars in thousands)
Classified assets	$270,375	$294,519
Divide:
Tier 1 capital (regulatory)	891,232	768,670
Plus: Allowance for credit losses	100,050	95,427
Total Tier 1 capital plus allowance for credit losses	$991,282	$864,097
Classified assets to Tier 1 capital plus allowance	27%	34%

Net Interest Margin
The net interest margin is reported on a TEB. A tax equivalent adjustment is added to reflect interest earned on certain municipal securities and loans that are exempt from Federal income tax. The following tables set forth the average balances and interest income on a fully tax equivalent basis and interest expense for the years indicated:

	Year Ended December 31,
	2013			2012
	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost
	(dollars in thousands)
Interest earning assets
Loans (1) (2) (3)	$6,136,217	$326,714	5.43%	$5,110,247	$280,985	5.55%
Securities:
Taxable	1,060,144	24,369	2.30	1,092,007	23,518	2.15
Tax-exempt (1)	281,815	10,034	5.95	293,339	13,284	6.97
Total securities	1,341,959	34,403	3.07	1,385,346	36,802	3.17
Federal funds sold & other	409,408	1,538	0.38	189,514	508	0.27
Total interest earnings assets	7,887,584	362,655	4.77	6,685,107	318,295	4.91
Non-interest earning assets
Cash and due from banks	128,481			116,948
Allowance for credit losses	(97,537)			(98,878)
Bank owned life insurance	139,754			135,969
Other assets	442,042			354,279
Total assets	$8,500,324			$7,193,425
Interest-bearing liabilities
Interest-bearing deposits:
Interest bearing transaction accounts	$640,062	$1,334	0.21%	$515,322	$1,220	0.24%
Savings and money market	2,936,122	8,553	0.29	2,371,473	8,088	0.34
Time certificates of deposits	1,488,017	6,448	0.43	1,359,538	7,486	0.55
Total interest-bearing deposits	5,064,201	16,335	0.32	4,246,333	16,794	0.40
Short-term borrowings	202,755	1,279	0.63	295,273	1,365	0.46
Long-term debt	323,119	10,323	3.19	73,738	7,945	10.77
Junior subordinated debt	38,099	1,823	4.78	36,784	1,928	5.24
Total interest-bearing liabilities	5,628,174	29,760	0.53	4,652,128	28,032	0.60
Non-interest-bearing liabilities
Non-interest-bearing demand deposits	1,954,248			1,788,267
Other liabilities	119,406			62,026
Stockholders’ equity	798,497			691,004
Total liabilities and stockholders' equity	$8,500,324			$7,193,425
Net interest income and margin (4)		$332,895	4.39%		$290,263	4.49%
Net interest spread (5)			4.24%			4.31%

(1)	Yields on loans and securities have been adjusted to a tax equivalent basis. The taxable-equivalent adjustment was $13.3 million and $9.7 million for 2013 and 2012, respectively.

(2)	Net loan fees of $8.7 million and $10.4 million are included in the yield computation for 2013 and 2012, respectively.

(3)	Includes nonaccrual loans.

(4)	Net interest margin is computed by dividing net interest income by total average earning assets.

(5)	Net interest spread represents average yield earned on interest-earning assets less the average rate paid on interest bearing liabilities.

	Year Ended December 31,
	2012			2011
	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost
	(dollars in thousands)
Interest earning assets
Loans (1) (2) (3)	$5,110,247	$280,985	5.55%	$4,373,454	$261,443	5.98%
Securities:
Taxable	1,092,007	23,518	2.15	1,178,765	29,836	2.53
Tax-exempt (1)	293,339	13,284	6.97	128,336	4,583	5.92
Total securities	1,385,346	36,802	3.17	1,307,101	34,419	2.86
Federal funds sold and other	189,514	508	0.27	283,501	729	0.26
Total interest earnings assets	6,685,107	318,295	4.91	5,964,056	296,591	5.02
Non-interest earning assets
Cash and due from banks	116,948			119,499
Allowance for credit losses	(98,878)			(105,927)
Bank owned life insurance	135,969			131,645
Other assets	354,279			377,123
Total assets	$7,193,425			$6,486,396
Interest-bearing liabilities
Interest-bearing deposits:
Interest bearing transaction accounts	$515,322	$1,220	0.24%	$478,345	$1,759	0.37%
Savings and money market	2,371,473	8,088	0.34	2,105,316	12,858	0.61
Time certificates of deposit	1,359,538	7,486	0.55	1,460,690	13,360	0.91
Total interest-bearing deposits	4,246,333	16,794	0.40	4,044,351	27,977	0.69
Short-term borrowings	295,273	1,365	0.46	161,618	714	0.44
Long-term debt	73,738	7,945	10.77	73,143	7,904	10.81
Junior subordinated debt	36,784	1,928	5.24	41,256	2,328	5.64
Total interest-bearing liabilities	4,652,128	28,032	0.60	4,320,368	38,923	0.90
Non-interest-bearing liabilities
Non-interest-bearing demand deposits	1,788,267			1,509,363
Other liabilities	62,026			25,304
Stockholders’ equity	691,004			631,361
Total Liabilities and Stockholders’ Equity	$7,193,425			$6,486,396
Net interest income and margin (4)		$290,263	4.49%		$257,668	4.37%
Net interest spread (5)			4.31%			4.12%

(1)
Yields on loans and securities have been adjusted to a tax equivalent basis. Interest income has not been adjusted to a tax equivalent basis. The tax-equivalent adjustments for 2012 and 2011 were $9.7 million and $3.0 million, respectively.

(2)	Net loan fees of $10.4 million and $4.3 million are included in the yield computation for 2012 and 2011, respectively.

(3)	Includes nonaccrual loans.

(4)	Net interest margin is computed by dividing net interest income by total average earning assets.

(5)	Net interest spread represents average yield earned on interest-earning assets less the average rate paid on interest bearing liabilities.

	Year Ended December 31,			Year Ended December 31,
	2013 versus 2012			2012 versus 2011
	Increase (Decrease) Due to Changes in (1)			Increase (Decrease) Due to Changes in (1)
	Volume	Rate	Total	Volume	Rate	Total
	(in thousands)			(in thousands)
Loans	$54,626	$(8,897)	$45,729	$40,512	$(20,970)	$19,542
Interest on investment securities:
Taxable	(732)	1,583	851	(1,868)	(4,450)	(6,318)
Tax-exempt	(410)	(2,840)	(3,250)	7,472	1,229	8,701
Federal funds sold and other	826	204	1,030	(111)	(110)	(221)
Total interest income	54,310	(9,950)	44,360	46,005	(24,301)	21,704

Interest expense:
Interest bearing transaction accounts	260	(146)	114	88	(627)	(539)
Savings and money market	1,645	(1,180)	465	908	(5,678)	(4,770)
Time deposits	557	(1,595)	(1,038)	(557)	(5,317)	(5,874)
Short-term borrowings	(583)	497	(86)	618	33	651
Long-term debt	7,966	(5,588)	2,378	64	(23)	41
Junior subordinated debt	63	(168)	(105)	(234)	(166)	(400)
Total interest expense	9,908	(8,180)	1,728	887	(11,778)	(10,891)

Net increase (decrease)	$44,402	$(1,770)	$42,632	$45,118	$(12,523)	$32,595

(1)	Changes due to both volume and rate have been allocated to volume changes.
Comparison of interest income, interest expense and net interest margin
The Company’s primary source of revenue is interest income. Interest income for the year ended December 31, 2013 was $362.7 million, an increase of 13.9%, compared to $318.3 million for the year ended December 31, 2012. This increase was primarily the result of interest income from loans, which increased by $45.7 million for the year ended December 31, 2013 compared to 2012. Interest income on investment securities decreased $2.4 million and other interest income increased by $1.0 million for the comparable period. Despite the increase in interest income, average yield on interest earning assets dropped 14 basis points for the year ended December 31, 2013 compared to 2012, which was primarily the result of decreased yields on loans of 12 basis points and investments of 10 basis points.
Interest expense for the year ended December 31, 2013 was $29.8 million compared to $28.0 million in 2012, an increase of $1.8 million, or 6.2%. This increase was primarily due to average cost of short-term borrowings, which increased 17 basis points to 0.63% for the year ended December 31, 2013, compared to the same period in 2012. Interest paid on deposits and junior subordinated debt decreased by 8 and 46 basis points, respectively, for the year ended December 31, 2013 compared to 2012.
Net interest income was $332.9 million for the year ended December 31, 2013, compared to $290.3 million in 2012, an increase of $42.6 million, or 14.7%. The increase in net interest income reflects a $1.20 billion increase in average earning assets, offset by a $976.1 million increase in average interest bearing liabilities. The decrease in net interest margin of 10 basis points was mostly due to a decrease in our average yield on loans and an increase in the average cost of funds of 7 basis points related to long-term borrowings.
Interest income for the year ended December 31, 2012 was $318.3 million, an increase of 7.3%, when comparing interest income for the year ended December 31, 2011. This increase was primarily from interest income from loans and investment securities. Interest income from loans increased by $19.5 million for the year ended December 31, 2012 compared to the year ended December 31, 2011. Interest income from investment securities increased by $2.4 million for the twelve month period ended December 31, 2012 compared to 2011. Federal funds sold and other interest income declined by $0.2 million to $0.5 million from $0.7 million for the comparable period. Despite the increased interest income, average yield on interest earning assets dropped 11 basis points for the year ended December 31, 2012 compared to 2011, primarily the result of decreased yields on loans of 43 basis points, offset by increased yields on total securities of 31 basis points.

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
Net interest income was $290.3 million for the year ended December 31, 2012 compared to 2011, an increase of $32.6 million, or 12.6%. The increase in net interest income reflects a $721.1 million increase in average earning assets, offset by a $331.8 million increase in average interest bearing liabilities. The increased net interest margin of 12 basis points was mostly due to a decrease in our average cost of funds primarily as a result of downward repricing of deposits.
Provision for Credit Losses
The provision for credit losses in each period is reflected as a charge against earnings in that period. The provision is equal to the amount required to maintain the allowance for credit losses at a level that is adequate to absorb probable credit losses inherent in the loan portfolio. The provision for credit losses decreased by $33.6 million, to $13.2 million for the year ended December 31, 2013, compared with $46.8 million for the year ended December 31, 2012. The provision decrease for the year ended December 31, 2013 compared to 2012, was primarily due to a decrease in provision for credit losses of $15.8 million and $12.9 million on commercial and industrial loans and CRE loans, respectively. The Company may establish an additional allowance for credit losses for the PCI loans through a charge to provision for loan losses when impairment is determined as a result of lower than expected cash flows. As of December 31, 2013, the allowance for credit losses on PCI loans was $0.3 million. There was no allowance for credit losses on PCI loans as of December 31, 2012.
The provision for credit losses was $46.8 million for the year ended December 31, 2012, a slight increase of $0.6 million, compared with $46.2 million for the year ended December 31, 2011. The provision increase for the year ended December 31, 2012 compared to 2011 was due to increased provision for credit losses on commercial and industrial loans and construction and land development loans of $20.5 million and $1.8 million, respectively. These increases were offset by decreased provision for credit losses on CRE, residential real estate loans and consumer loans of $6.1 million, $14.2 million and $1.3 million, respectively.
Non-interest Income
The following tables present a summary of non-interest income for the periods presented:

	Year Ended December 31,
	2013	2012	Increase (Decrease)	2012	2011	Increase (Decrease)
	(in thousands)
Service charges and fees	$9,920	$9,452	$468	$9,452	$9,102	$350
Income from bank owned life insurance	4,809	4,439	370	4,439	5,372	(933)
Amortization of affordable housing investments	(5,018)	(1,779)	(3,239)	(1,779)	—	(1,779)
(Loss) gain on sales of investment securities, net	(1,195)	3,949	(5,144)	3,949	4,798	(849)
Securities impairment charges recognized in earnings	—	—	—	—	(226)	226
Mark to market (losses) gains, net	(6,483)	653	(7,136)	653	5,621	(4,968)
Loss on extinguishment of debt	(1,387)	—	(1,387)	—	—	—
Bargain purchase gain from acquisition	10,044	17,562	(7,518)	17,562	—	17,562
Other fee revenue	3,963	3,564	399	3,564	3,453	111
Other	2,576	6,886	(4,310)	6,886	6,337	549
Total non-interest income	$17,229	$44,726	$(27,497)	$44,726	$34,457	$10,269
Total non-interest income for the year ended December 31, 2013 compared to 2012 decreased by $27.5 million, or 61.5%. The decrease in (loss) gain on sales of investment securities of $5.1 million was caused by a loss of $1.2 million in 2013 compared to a gain of $3.9 million in 2012. The decrease in mark to market (losses) gains, net of $7.1 million, primarily relates to the trust preferred security fair value adjustment loss of $5.6 million for 2013 compared to a gain of $0.8 million for 2012. The remaining decrease in non-interest income relates to a $3.2 million increase in the amortization of affordable housing investments, a $7.5 million differential in the bargain purchase gain related to the acquisitions of Centennial and Western Liberty and a $4.3 million decline in the other non-interest income.

Total non-interest income for the year ended December 31, 2012 compared to 2011 increased by $10.3 million, or 29.8%, primarily as a result of the $17.6 million bargain purchase gain on the acquisition of Western Liberty. This increase was partially offset by mark to market (losses) gains, net, which declined by $5.0 million due to credit spread widening, resulting in an unrealized gain on the junior subordinated in 2011, which did not occur in 2012. Also, during 2012, the Company invested in affordable housing credits, which resulted in $1.8 million amortization in 2012, reducing non-interest income. The Company did not have these investments in 2011.
Non-interest Expense
The following table presents a summary of non-interest expenses for the periods presented:

	Year Ended December 31,
	2013	2012	Increase (Decrease)	2012	2011	Increase (Decrease)
	(in thousands)
Salaries and employee benefits	$113,434	$105,044	$8,390	$105,044	$93,140	$11,904
Occupancy	19,126	18,815	311	18,815	19,972	(1,157)
Legal, professional and directors' fees	13,633	10,237	3,396	10,237	9,751	486
Data processing	7,952	5,749	2,203	5,749	3,566	2,183
Insurance	8,094	8,511	(417)	8,511	11,045	(2,534)
Marketing	2,581	2,306	275	2,306	2,147	159
Loan and repossessed asset expenses	4,246	6,675	(2,429)	6,675	8,126	(1,451)
Customer service	2,897	2,604	293	2,604	3,336	(732)
Net (gain) loss on sales / valuations of repossessed assets and bank premises, net	(2,387)	4,207	(6,594)	4,207	24,592	(20,385)
Intangible amortization	2,388	3,256	(868)	3,256	3,559	(303)
Goodwill and intangible impairment	—	3,435	(3,435)	3,435	—	3,435
Merger / restructure expenses	5,752	2,819	2,933	2,819	1,564	1,255
Other expense	18,550	15,202	3,348	15,202	14,800	402
Total non-interest expense	$196,266	$188,860	$7,406	$188,860	$195,598	$(6,738)
Total non-interest expense for the year ended December 31, 2013 compared to 2012 increased $7.4 million, or 3.9%. This increase is primarily caused by increases in salaries and employee benefits of $8.4 million, legal, professional and directors' fees of $3.4 million and other non-interest expenses of $3.3 million. The increase in the salaries and employee benefits are due to growth and increased variable performance-based compensation. The legal, professional and directors' fees increase relates primarily to information technology initiatives. The increase in other non-interest expense primarily relates to higher travel and office expenses. These increases are offset by the decrease in net (gain) loss on sales / valuations of repossessed assets and bank premises, net of $6.6 million and the decrease in goodwill and intangible impairment of $3.4 million. The net (gain) loss on sales / valuations of repossessed assets and bank premises, net relates to recoveries in the real estate market and net gains on sales of OREO in 2013, compared to net losses in 2012. There were no goodwill and intangible impairment charges recorded during 2013, compared to $3.4 million in impairment charges in 2012 related to Shine, which was sold in October 2012.
Total non-interest expense for the year ended December 31, 2012 compared to 2011 decreased $6.7 million, or 3.4%, primarily related to the decrease in net loss (gain) on sales / valuations of repossessed assets and bank premises, net of $20.4 million. The decrease in the net loss (gain) on sales / valuations of repossessed assets and bank premises, net was due to the $15.0 million decrease in valuation write-downs of OREO and a decrease of $4.6 million on net loss on sales of OREO in 2012 compared to 2011. This decrease was partially offset by the $11.9 million increase in salaries and employee benefits, due to growth and increased variable performance-based compensation and the goodwill and intangible impairment of $3.4 million related to its divestiture of Shine in 2012 compared to 2011.

Income Taxes
The reconciliation between the statutory federal income tax rate and the Company’s effective tax rate are summarized as follows:

	Year Ended December 31,
	2013	2012	2011
	(in thousands)
Income tax at statutory rate	$49,223	$34,750	$17,619
Increase (decrease) resulting from:
State income taxes, net of federal benefits	2,886	1,801	1,411
Dividends received deductions	(842)	(992)	(900)
Bank-owned life insurance	(1,683)	(1,553)	(1,431)
Tax-exempt income	(7,308)	(3,844)	(867)
Nondeductible expenses	525	334	276
Change in rates applied to deferred items	515	156	—
Loss on sale of subsidiaries	—	(2,523)	—
Deferred tax asset valuation allowance	(2,391)	383	—
Restricted stock write off	—	1,133	617
Bargain purchase gain	(3,775)	(5,952)	—
Low income housing tax credits	(4,795)	(2,089)	—
Tax benefit related to Western Liberty acquisition	(3,738)	—	—
Other, net	(3,363)	2,357	124
Total income tax expense	$25,254	$23,961	$16,849
The effective tax rate for the year ended December 31, 2013 was 18.0%, compared to 24.1% for the year ended December 31, 2012. The reduction in the effective tax rate from 2012 compared to 2013 is primarily due to LIHTCs, an increase in tax exempt income from municipal obligations, the one-time benefit from the lapsing of the IRC Section 382 limitation relating to Western Liberty because of better than anticipated credit loss experience and the release of certain valuation allowances relating to capital loss carryovers.
For the year ended December 31, 2013, the net deferred tax asset increased $27.6 million to $79.4 million. This increase in the net deferred tax asset was primarily the result of the acquisition of Centennial and the change from a net unrealized gain to a net unrealized loss on financial instruments measured at fair value.
At December 31, 2013, the $5.6 million deferred tax valuation allowance, compared to $8.0 million at December 31, 2012, relates to net capital losses from ARPS securities sales, IRC Section 382 limits on NOL carryovers from the Western Liberty acquisition and Arizona state NOL carryovers.
Business Segment Results
WAB, which consists of ABA operating in Arizona and FIB operating in Northern Nevada, reported net income of $51.4 million and $36.8 million for the years ended December 31, 2013 and 2012, respectively. The increase in net income primarily relates to increased net interest income of $31.9 million and increased non-interest income of $9.3 million, partially offset by the increased provision for credit losses of $9.9 million and increased non-interest expense of $14.2 million for 2013 compared to 2012. During 2013, total loans at WAB grew $797.2 million to $2.83 billion from $2.04 billion at December 31, 2012. In addition, in 2013, total deposits grew by $840.4 million to $3.06 billion from $2.22 billion at December 31, 2012.
BON reported net income of $52.7 million and $18.1 million for the years ended December 31, 2013 and 2012, respectively. The increase in net income is primarily due to the decrease in the provision for credit losses from $35.4 million in 2012 to a recovery of $4.4 million. During 2013, total loans at BON grew $102.3 million to $2.29 billion from $2.18 billion at December 31, 2012. In addition, in 2013, total deposits grew by $194.1 million to $2.76 billion from $2.57 billion at December 31, 2012.
TPB, excluding the discontinued operations of PartnersFirst, reported net income of $22.8 million and $22.7 million for the years ended December 31, 2013 and 2012, respectively. The provision for credit losses decreased by $4.7 million from 2012, which was offset by the increase of $4.2 million in non-interest expense from 2012. All other income and expense categories remained relatively consistent from 2012. During 2013, total loans at TPB increased by $116.3 million to $1.62 billion from $1.51 billion at December 31, 2012. In addition, in 2013 total deposits grew by $342.0 million to $2.02 billion from $1.68 billion at December 31, 2012.
The Other segment, which includes the Parent, LVSP, WAEF, discontinued operations related to PartnersFirst, excluding loans held for sale, and Shine (until October 31, 2012), reported a net loss of $12.4 million and $4.8 million for the years ended December 31, 2013 and 2012, respectively. The increase in the net loss for the comparable years is primarily due to the decreased non-interest income of $26.9 million related to the bargain purchase gain from the Western Liberty acquisition recognized in 2012, partially offset by the increased income tax benefit of $11.1 million.
BALANCE SHEET ANALYSIS
Total assets increased $1.69 billion, or 22.1%, to $9.31 billion at December 31, 2013, compared to $7.62 billion at December 31, 2012. The increase in assets primarily relates to the increase in loans of $1.09 billion, or 19.1%, to $6.80 billion and the increase in available for sale securities of $431.1 million, or 45.9%, to $1.37 billion.
Total liabilities increased $1.59 billion, or 23.2%, to $8.45 billion at December 31, 2013, compared to $6.86 billion at December 31, 2012. The increase in liabilities is due to the increase in total deposits of $1.38 billion, or 21.4%, to $7.84 billion.
Total stockholders’ equity increased by $95.7 million, or 12.6%, to $855.3 million at December 31, 2013, compared to $759.6 million at December 31, 2012. The increase in stockholders' equity is due to a decrease in accumulated deficit of $113.1 million as a result of 2013 net income available to common shareholders, offset by unrealized losses on AFS securities included in AOCI.
The table below summarizes the distribution of the Company’s loans held for investment at the year-end indicated:

	December 31,
	2013	2012	2011	2010	2009
	(in thousands)
Commercial and industrial	$2,236,740	$1,659,003	$1,120,107	$744,659	$802,193
Commercial real estate - non-owner occupied	1,843,415	1,505,600	1,301,172	1,038,488	933,261
Commercial real estate - owner occupied	1,561,862	1,396,797	1,252,182	1,223,150	1,091,363
Construction and land development	537,231	394,319	381,676	451,470	623,198
Residential real estate	350,312	407,937	443,020	527,302	568,319
Commercial leases	235,968	288,747	216,475	189,968	—
Consumer	45,153	31,836	72,504	71,545	80,300
Net deferred loan fees	(9,266)	(6,045)	(7,067)	(6,040)	(18,995)
Loans, net of deferred fees and costs	6,801,415	5,678,194	4,780,069	4,240,542	4,079,639
Less: allowance for credit losses	(100,050)	(95,427)	(99,170)	(110,699)	(108,623)
Total loans, net	$6,701,365	$5,582,767	$4,680,899	$4,129,843	$3,971,016
The following table sets forth the amount of loans outstanding by type of loan as of December 31, 2013 that were contractually due in one year or less, more than one year and less than five years and more than five years based on remaining scheduled repayments of principal. Lines of credit or other loans having no stated final maturity and no stated schedule of repayments are reported as due in one year or less. The tables also present an analysis of the rate structure for loans within the same maturity time periods. Actual cash flows from these loans may differ materially from contractual maturities due to prepayment, refinancing or other factors.

	Due in one year or less	Due after one year to five years	Due after five years	Total
	(in thousands)
Commercial and industrial
Floating rate	$536,806	$397,928	$345,013	$1,279,747
Fixed rate	32,641	283,580	640,772	956,993
Commercial real estate — non-owner occupied
Floating rate	76,814	380,465	566,442	1,023,721
Fixed rate	161,821	497,431	151,176	810,428
Commercial real estate — owner occupied
Floating rate	40,666	204,272	601,549	846,487
Fixed rate	58,309	320,998	336,068	715,375
Construction and land development
Floating rate	156,630	118,228	53,042	327,900
Fixed rate	92,440	99,675	17,216	209,331
Residential real estate
Floating rate	14,214	32,766	217,372	264,352
Fixed rate	18,329	26,600	41,031	85,960
Leases
Floating rate	—	5,429	880	6,309
Fixed rate	11,170	135,452	83,037	229,659
Consumer
Floating rate	28,438	3,238	6,792	38,468
Fixed rate	2,745	2,891	1,049	6,685
Total	$1,231,023	$2,508,953	$3,061,439	$6,801,415
As of December 31, 2013, approximately $2.76 billion, or 72.8%, of total variable rate loans were subject to rate floors with a weighted average interest rate of 5.2%. At December 31, 2013, total loans consisted of 55.7% with floating rates and 44.3% with fixed rates.
Concentrations of Lending Activities
The Company’s lending activities are primarily driven by the customers served in the market areas where the Company has branch offices in the states of Arizona, Nevada and California. The Company monitors concentrations within five broad categories: geography, industry, product, call report classifications, and collateral. The Company grants commercial, construction, real estate and consumer loans to customers through branch offices located in the Company’s primary markets. The Company’s business is concentrated in these areas and the loan portfolio includes significant credit exposure to the CRE market of these areas. As of December 31, 2013 and 2012, CRE related loans accounted for approximately 58% of total loans and approximately 2% and 3%, respectively, of CRE related loans are secured by undeveloped land. Substantially all of these loans are secured by first liens with an initial loan to value ratio of generally not more than 75%. Approximately 46% and 48% of these CRE loans, excluding construction and land loans, were owner occupied at December 31, 2013 and 2012, respectively. In addition, approximately 4% of total loans were unsecured as of December 31, 2013 and 2012.
Interest Reserves
Interest reserves are generally established at the time of the loan origination for construction and land development loans. The Company’s practice is to monitor the construction, sales and/or leasing progress to determine the feasibility of ongoing construction and development projects. The Company discontinues the use of the interest reserve when a project is determined not to be viable and may take appropriate action to protect its collateral position via renegotiation and/or legal action as deemed appropriate. At December 31, 2013, the Company had 7 loans with an outstanding balance of $23.1 million with available interest reserves of $1.9 million. This is an increase from 29 loans at December 31, 2012 with an outstanding principal balance of $46.1 million and available interest reserve amounts of $2.6 million.

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
In addition to our own internal loan review process, the FDIC may from time to time direct the Company to modify loan grades, loan impairment calculations or loan impairment methodology. During the first quarter 2012, the FDIC conducted an annual safety and soundness examination of BON. As part of the exam, the FDIC reviewed the Company’s allowance for loan and lease losses and evaluated certain loans for which the net present value method was used to measure impairment. The FDIC recommended that the Company change from the net present value method to the collateral dependent method for certain loans, which had adequate current cash flows to meet principal and interest debt service requirements, but which had collateral deficits relative to the principal amount of the loan obligation, and limited guarantor support. Following the exam and in the course of evaluating assets for impairment in the first quarter of 2012, the Company substituted the collateral dependent method with respect to the loans identified by the FDIC, which resulted in an increase to the allowance for loan and lease losses of $4.1 million.
Total nonaccrual loans and loans past due 90 days or more and still accruing decreased by $28.9 million, or 27.2%, at December 31, 2013 to $77.2 million from $106.1 million at December 31, 2012.

	December 31,
	2013	2012	2011	2010	2009
	(dollars in thousands)
Total nonaccrual loans	$75,680	$104,716	$90,392	$116,999	$153,702
Loans past due 90 days or more on accrual status	1,534	1,388	2,589	1,458	5,538
Total nonperforming loans	77,214	106,104	92,981	118,457	159,240
Troubled debt restructured loans	89,576	84,609	112,483	116,696	46,480
Other impaired loans	11,587	7,442	4,027	3,182	27,752
Total impaired loans	$178,377	$198,155	$209,491	$238,335	$233,472
Other assets acquired through foreclosure, net	$66,719	$77,247	$89,104	$107,655	$83,347
Nonaccrual loans to gross loans	1.11%	1.83%	1.89%	2.76%	3.77%
Loans past due 90 days or more on accrual status to total loans	0.02	0.02	0.05	0.03	0.14
Interest income received on nonaccrual loans	$1,916	$191	$444	$2,501	$624
Interest income that would have been recorded under the original terms of nonaccrual loans	5,405	5,469	6,331	6,016	8,713
The composite of nonaccrual loans were as follows:

	At December 31, 2013			At December 31, 2012
	Nonaccrual Balance	%	Percent of Total Loans	Nonaccrual Balance	%	Percent of Total Loans
	(dollars in thousands)
Commercial and industrial	$3,753	4.96%	0.06%	$6,722	6.42%	0.12%
Commercial real estate	54,856	72.48	0.80	59,975	57.28	1.05
Construction and land development	4,525	5.98	0.07	11,093	10.59	0.19
Residential real estate	12,480	16.49	0.18	26,722	25.52	0.47
Consumer	66	0.09	—	204	0.19	—
Total nonaccrual loans	$75,680	100.00%	1.11%	$104,716	100.00%	1.83%

As of December 31, 2013 and 2012, nonaccrual loans totaled $75.7 million and $104.7 million, respectively. Nonaccrual loans by bank at December 31, 2013 were $16.4 million at WAB, $36.7 million at BON and $4.8 million at TPB, compared to $23.6 million at WAB, $73.5 million at BON and $7.6 million at TPB at December 31, 2012. Nonaccrual loans as a percentage of total gross loans were 1.11% and 1.83% at December 31, 2013 and 2012, respectively. Nonaccrual loans as a percentage of each bank’s total gross loans at December 31, 2013 were 0.58% at WAB, 1.58% at BON and 0.30% at TPB, compared to 1.16% at WAB, 3.37% at BON and 0.51% at TPB at December 31, 2012.
Troubled Debt Restructured Loans
A TDR loan is a loan, for reasons related to a borrower’s financial difficulties, granted a concession that the lender would not otherwise consider. The loan terms that have been modified or restructured due to a borrower’s financial situation include, but are not limited to, a reduction in the stated interest rate, an extension of the maturity or renewal of the loan at an interest rate below current market, a reduction in the face amount of the debt, a reduction in the accrued interest, extensions, deferrals, renewals and rewrites. A TDR loan is also considered impaired. Generally, a loan that is modified at an effective market rate of interest is no longer be disclosed as a TDR in years subsequent to the restructuring if it is performing based on the terms specified by the restructuring agreement.
As of December 31, 2013 and 2012, the aggregate amount of loans classified as impaired was $178.4 million and $198.2 million, respectively, a net decrease of 10.0%. The total specific allowance for loan losses related to these loans was $5.3 million and $12.9 million for December 31, 2013 and 2012, respectively. As of December 31, 2013 and 2012, the Company had $89.6 million and $84.6 million, respectively, in loans classified as accruing restructured loans. The net decrease in impaired loans is primarily attributable to decreases in impaired residential loans and construction and land development loans of $11.5 million and $9.4 million, respectively. Impaired loans by segment at December 31, 2013 were $33.1 million at WAB, $80.4 million at BON and $17.9 million at TPB compared to $43.4 million at WAB, $123.3 million at BON and $18.8 million at TPB at December 31, 2012. Additionally, WAL held $46.9 million and $12.7 million of impaired loans at December 31, 2013 and 2012, respectively.
The following tables present a breakdown of total impaired loans and the related specific reserves for the periods indicated:

	December 31, 2013
	Impaired Balance	Percent	Percent of Total Loans	Reserve Balance	Percent	Percent of Total Allowance
	(dollars in thousands)
Commercial and industrial	$17,341	9.72%	0.25%	$772	14.62%	0.77%
Commercial real estate	111,054	62.26	1.63	2,523	47.78	2.52
Construction and land development	23,069	12.93	0.34	85	1.61	0.08
Residential real estate	26,376	14.79	0.39	1,896	35.91	1.90
Consumer	537	0.30	0.01	4	0.08	—
Total impaired loans	$178,377	100.00%	2.62%	$5,280	100.00%	5.27%

	December 31, 2012
	Impaired Balance	Percent	Percent of Total Loans	Reserve Balance	Percent	Percent of Total Allowance
	(dollars in thousands)
Commercial and industrial	$16,510	8.33%	0.29%	$2,552	19.84%	2.67%
Commercial real estate	110,538	55.78	1.94	4,417	34.33	4.63
Construction and land development	32,492	16.40	0.57	284	2.21	0.30
Residential real estate	37,851	19.10	0.66	5,448	42.34	5.71
Consumer	764	0.39	0.01	165.00	1.28	0.17
Total impaired loans	$198,155	100.00%	3.47%	$12,866	100.00%	13.48%
The amount of interest income recognized on impaired loans for the years ended December 31, 2013, 2012 and 2011 was approximately $6.2 million, $6.8 million and $8.0 million, respectively.

Allowance for Credit Losses
The following table summarizes the activity in our allowance for credit losses for the period indicated:

	Year Ended December 31,
	2013	2012	2011	2010	2009
	(dollars in thousands)
Allowance for credit losses:
Balance at beginning of period	$95,427	$99,170	$110,699	$108,623	$74,827
Provisions charged to operating expenses:
Commercial and industrial	5,760	21,599	1,109	13,117	49,060
Commercial real estate	2,972	15,823	21,959	49,582	20,935
Construction and land development	3,443	4,448	2,692	11,405	35,697
Residential real estate	228	2,088	16,256	15,116	36,199
Consumer	817	2,886	4,172	3,991	7,208
Total provision for credit losses	13,220	46,844	46,188	93,211	149,099
Recoveries of loans previously charged-off:
Commercial and industrial	5,037	3,067	3,401	3,000	1,529
Commercial real estate	2,758	3,294	2,157	1,003	230
Construction and land development	2,060	2,903	2,154	3,197	1,708
Residential real estate	2,097	1,078	1,060	2,039	545
Consumer	930	357	174	164	173
Total recoveries	12,882	10,699	8,946	9,403	4,185
Loans charged-off:
Commercial and industrial	4,000	17,341	9,757	17,218	38,573
Commercial real estate	8,648	19,166	22,128	33,821	16,756
Construction and land development	1,538	10,992	11,238	23,623	35,807
Residential real estate	5,922	7,063	19,071	20,663	24,082
Consumer	1,371	6,724	4,469	5,213	4,270
Total charged-off	21,479	61,286	66,663	100,538	119,488
Net charge-offs	8,597	50,587	57,717	91,135	115,303
Balance at end of period	$100,050	$95,427	$99,170	$110,699	$108,623
Net charge-offs to average loans outstanding	0.14%	0.99%	1.32%	2.22%	2.86%
Allowance for credit losses to loans	1.47	1.67	2.07	2.61	2.66

The following table summarizes the allocation of the allowance for credit losses by loan type. However, allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

	December 31,
	2013		2012		2011		2010		2009
	Amount	% of Loans to Gross Loans	Amount	% of Loans to Gross Loans	Amount	% of Loans to Gross Loans	Amount	% of Loans to Gross Loans	Amount	% of Loans to Gross Loans
	(dollars in thousands)
Commercial and industrial	$39,657	36.3%	$32,860	34.3%	$25,535	27.9%	$30,782	22.0%	$31,883	19.6%
Commercial real estate	32,064	50.0	34,982	51.1	35,031	53.3	33,043	53.3	16,279	49.4
Construction and land development	14,519	7.9	10,554	6.9	14,195	8.0	20,587	10.6	29,608	15.2
Residential real estate	11,640	5.1	15,237	7.2	19,134	9.3	20,889	12.4	24,397	13.9
Consumer	2,170	0.7	1,794	0.5	5,275	1.5	5,398	1.7	6,456	2.0
Total	$100,050	100.0%	$95,427	100.0%	$99,170	100.0%	$110,699	100.0%	$108,623	100.0%
The allowance for credit losses as a percentage of total loans decreased to 1.47% at December 31, 2013 from 1.67% at December 31, 2012. The total balance of the allowance for credit losses has increased due to the increase in the size of its loan portfolio; however, the increase in the allowance is not proportional to the increase in the portfolio as the Company has experienced improved credit quality in its portfolio as well as a change in portfolio mix toward higher rated credits.
Potential Problem Loans
The Company classifies loans consistent with federal banking regulations using a nine category grading system. These loan grades are described in further detail in "Item 1. Business” of this Form 10-K. The following table presents information regarding potential problem loans, consisting of loans graded special mention, substandard, doubtful, and loss, but still performing:

	At December 31, 2013
	Number of Loans	Loan Balance	Percent	Percent of Total Loans
	(dollars in thousands)
Commercial and industrial	68	$15,532	14.05%	0.23%
Commercial real estate	63	71,390	64.55	1.05
Construction and land development	7	13,357	12.08	0.20
Residential real estate	20	8,988	8.13	0.13
Consumer	17	1,317	1.19	0.02
Total	175	$110,584	100.00%	1.63%

	At December 31, 2012
	Number of Loans	Loan Balance	Percent	Percent of Total Loans
	(dollars in thousands)
Commercial and industrial	79	$20,155	16.95%	0.35%
Commercial real estate	70	82,422	69.30	1.44
Construction and land development	8	5,821	4.89	0.10
Residential real estate	34	9,749	8.20	0.17
Consumer	6	783	0.66	0.01
Total	197	$118,930	100.00%	2.07%
Total potential problem loans are primarily secured by real estate.
Investment securities
Investment securities are classified at the time of acquisition as either HTM, AFS, or trading based upon various factors, including asset/liability management strategies, liquidity and profitability objectives, and regulatory requirements. HTM securities are carried at amortized cost, adjusted for amortization of premiums or accretion of discounts. AFS securities are securities that may be sold prior to maturity based upon asset/liability management decisions. Investment securities identified as AFS are carried at fair value. Unrealized gains or losses on AFS securities are recorded as AOCI in stockholders’ equity. Amortization of premiums or accretion of discounts on MBS is periodically adjusted for estimated prepayments. Investment securities measured at fair value are reported at fair value, with unrealized gains and losses included in current period earnings.
The investment securities portfolio of the Company is utilized as collateral for borrowings, required collateral for public deposits and customer repurchase agreements, and to manage liquidity, capital and interest rate risk.
The following table summarizes the carrying value of the investment securities portfolio:

	At December 31,
	2013	2012	2011
		(in thousands)
U.S. government sponsored agency securities	$46,975	$—	$156,211
Municipal obligations	299,244	265,073	187,509
Preferred stock	61,484	75,555	54,676
Mutual funds	36,532	37,961	28,864
Residential mortgage-backed securities issued by GSEs	1,024,457	668,265	871,099
Private label residential mortgage-backed securities	36,099	35,607	25,784
Private label commercial mortgage-backed securities	5,433	5,741	5,431
Trust preferred securities	23,805	24,135	21,159
CRA investments	24,882	25,816	25,015
Collateralized debt obligations	50	50	50
Corporate debt securities	97,777	97,781	107,360
Total investment securities	$1,656,738	$1,235,984	$1,483,158

Weighted average yield is calculated by dividing income within each maturity range by the outstanding amount of the related investment and has not been tax affected on tax-exempt obligations. For purposes of calculating the weighted average yield, securities available for sale are carried at amortized cost in the table below. The maturity distribution and weighted average yield of our investment security portfolios at December 31, 2013 are summarized in the table below:

	December 31, 2013
	Due Under 1 Year		Due 1-5 Years		Due 5-10 Years		Due Over 10 Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(dollars in thousands)
Held-to-maturity
Collateralized debt obligations	$—	—%	$—	—%	$—	—%	$50	—%	$50	—%
Corporate debt securities	—	—	12,676	2.71	85,101	2.17	—	—	97,777	2.24
Municipal obligations	5,912	5.34	5,472	2.78	62,857	3.40	109,338	3.32	183,579	3.39
CRA investments	1,600	2.01	—	—	—	—	—	—	1,600	—
Total	$7,512	4.20%	$18,148	2.73%	$147,958	2.69%	$109,388	3.33%	$283,006	2.98%
Available-for-sale
U.S. government sponsored agency securities	$—	—	$—	—	$46,975	2.15	$—	—	$46,975	2.15
Municipal obligations	101	1.51	151	2.21	3,314	2.79	112,099	3.30	115,665	3.28
Preferred stock	—	—	18,951	8.17	—	—	42,533	6.12	61,484	6.75
Mutual Funds	36,532	3.58	—	—	—	—	—	—	36,532	3.58
Direct U.S. obligations and GSE residential mortgage-backed securities	—	—	591	2.56	11,555	2.42	1,009,275	2.40	1,021,421	2.40
Private label residential mortgage-backed securities	—	—	2,461	3.71	2,768	2.93	30,870	2.41	36,099	2.54
Private label commercial mortgage-backed securities	—	—	5,433	2.62	—	—	—	—	5,433	2.62
Trust preferred securities	—	—	—	—	—	—	23,805	1.24	23,805	1.24
CRA investments	23,282	2.01	—	—	—	—	—	—	23,282	—
Total	$59,915	2.19%	$27,587	6.53%	$64,612	2.26%	$1,218,582	2.59%	$1,370,696	2.63%
Measured at fair value
Direct U.S. obligations and GSE residential mortgage-backed securities	$—	—%	$2	1.20%	$492	5.00%	$2,542	3.53%	$3,036	3.77%
The Company does not own any subprime MBS in its investment portfolio. The majority of its MBS are GSE issued. The remaining MBS not GSE issued consist of $23.6 million rated AAA, $0.1 million rated AA, $4.1 million rated A, and $4.6 million rated BBB and $3.6 million are non-investment grade.
Gross unrealized losses at December 31, 2013 are primarily caused by interest rate fluctuations, credit spread widening and reduced liquidity in applicable markets. The Company has reviewed securities on which there is an unrealized loss in accordance with its accounting policy for OTTI securities described in "Note 3. Investment Securities" to the Consolidated Financial Statements contained herein. There were no impairment charges recorded during the years ended December 31, 2013 and 2012.
The Company does not consider any securities to be other-than-temporarily impaired as of December 31, 2013 and 2012. However, the Company cannot guarantee that additional OTTI will not occur in future periods. At December 31, 2013, the

Company had the intent and ability to retain its investments for a period of time sufficient to allow for any anticipated recovery in fair value.
Goodwill and Other Intangible Assets
Goodwill represents the excess consideration paid for net assets acquired in a business combination over their fair value and is subsequently evaluated for impairment at least annually. All of the Company's goodwill of $23.2 million relates to the BON operating segment. The Company's other intangibles, which consist primarily of core deposit intangibles, relate to the WAB and BON segments. The Company performs its annual goodwill and intangibles impairment test as of October 1 each year, or more often if events or circumstances indicate that the carrying value may not be recoverable.
During the year ended December 31, 2013, there were no events or circumstances that indicated an interim impairment test of goodwill or other intangible assets was necessary. During the third quarter 2012, as a result of ongoing evaluations of various strategic alternatives related to Shine, management performed an interim impairment test and concluded that goodwill and intangibles related to Shine were impaired and, as a result, recorded a $3.4 million impairment charge. Shine was subsequently sold in October 2012.
Based on the Company's annual goodwill and intangibles impairment tests as of October 1, 2013, it was determined that goodwill and intangible assets were not impaired.
The following is a summary of acquired intangible assets:

	December 31, 2013
Subject to amortization:	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(in thousands)
Core deposit intangibles	$26,157	$22,007	$4,150

	December 31, 2012
Subject to amortization:	Gross Carrying Amount	Accumulated Amortization	Addition from Acquisition	Sale of Shine	Impairment of Other	Net Carrying Amount
	(in thousands)
Core deposit intangibles	$24,579	$19,618	$1,578	$—	$—	$6,539
Other	3,145	1,554	—	1,383	208	—
	$27,724	$21,172	$1,578	$1,383	$208	$6,539
Deposits
The average balances and weighted average rates paid on deposits for the years ended December 31, 2013, 2012 and 2011 are presented below:

	Year Ended December 31,
	2013		2012		2011
	Average Balance	Rate	Average Balance	Rate	Average Balance	Rate
	(dollars in thousands)
Interest checking (NOW)	$640,062	0.21%	$515,322	0.24%	$478,345	0.37%
Savings and money market	2,936,122	0.29	2,371,473	0.34	2,105,316	0.61
Time	1,488,017	0.43	1,359,538	0.55	1,460,690	0.91
Total interest-bearing deposits	5,064,201	0.32	4,246,333	0.40	4,044,351	0.69
Noninterest bearing demand deposits	1,954,248	—	1,788,267	—	1,509,363	—
Total deposits	$7,018,449	0.23%	$6,034,600	0.28%	$5,553,714	0.50%
Total deposits increased to $7.84 billion at December 31, 2013, from $6.46 billion at December 31, 2012, an increase of $1.38 billion, or 21.4%. This increase was primarily from savings and money market accounts, non-interest bearing demand deposits and certificates of deposit ($100,000 or more), which increased by $736.9 million, $266.8 million and $201.7 million, respectively. Deposits have historically been the primary source of funding the Company’s asset growth. In addition, all of the banking subsidiaries are members of CDARS. CDARS provides a mechanism for obtaining FDIC insurance for large deposits. At December 31, 2013, the Company had $518.0 million of CDARs deposits and $355.3 million of ICS deposits.
At December 31, 2013 and 2012, the Company also had $102.5 million and $99.8 million, respectively, of other brokered deposits outstanding.
Certificates of Deposit of $100,000 or More
The table below discloses the remaining maturity for certificates of deposit of $100,000 or more:

	December 31,
	2013	2012
	(in thousands)
3 months or less	$391,843	$384,420
3 to 6 months	390,767	351,622
6 to 12 months	511,338	408,602
Over 12 months	128,675	76,294
Total	$1,422,623	$1,220,938
Other Assets Acquired Through Foreclosure
The following table represents the changes in other assets acquired through foreclosure:

	Year Ended December 31,
	2013
	Gross Balance	Valuation Allowance	Net Balance
	(in thousands)
Balance, beginning of the period	$113,474	$(36,227)	$77,247
Transfers to other assets acquired through foreclosure, net	24,911	—	24,911
Additions from acquisition of Centennial	5,622	—	5,622
Proceeds from sale of other real estate owned and repossessed assets, net	(60,893)	17,651	(43,242)
Valuation adjustments, net	—	(3,743)	(3,743)
Gains, net (1)	5,924	—	5,924
Balance, end of period	$89,038	$(22,319)	$66,719
	2012
Balance, beginning of the period	$135,149	$(46,045)	$89,104
Transfers to other assets acquired through foreclosure, net	28,315	—	28,315
Additions from acquisition of Western Liberty	5,094	—	5,094
Proceeds from sale of other real estate owned and repossessed assets, net	(55,811)	14,847	(40,964)
Valuation adjustments, net	—	(5,029)	(5,029)
Gains, net (1)	727	—	727
Balance, end of period	$113,474	$(36,227)	$77,247
	2011
Balance, beginning of the period	$144,569	$(36,914)	$107,655
Transfers to other assets acquired through foreclosure, net	46,951	—	46,951
Proceeds from sale of other real estate owned and repossessed assets, net	(52,947)	11,467	(41,480)
Valuation adjustments, net	—	(20,598)	(20,598)
Losses, net (1)	(3,424)	—	(3,424)
Balance, end of period	$135,149	$(46,045)	$89,104

(1)
Included in gains (losses), net are gains related to transfers to other assets of $932 thousand, $493 thousand and $970 thousand during the years ended December 31, 2013, 2012 and 2011, respectively, pursuant to accounting guidance.

Other assets acquired through foreclosure consist primarily of properties acquired as a result of, or in-lieu-of, foreclosure. Properties or other assets (primarily repossessed assets formerly leased) are classified as OREO and other repossessed property and are reported at the lower of carrying value or fair value, less estimated costs to sell the property. Costs relating to the development or improvement of the assets are capitalized and costs relating to holding the assets are charged to expense. The Company had $66.7 million, $77.2 million and $89.1 million, respectively, of such assets at December 31, 2013, 2012 and 2011. At December 31, 2013, the Company held approximately 70 OREO properties compared to 75 at December 31, 2012. When significant adjustments were based on unobservable inputs, such as when a current appraised value is not available or management determines the fair value of the collateral is further impaired below appraised value and there is no observable market price, the resulting fair value measurement has been categorized as a Level 3 measurement.
Capital Resources
The Company and the bank are subject to various regulatory capital requirements administered by the Federal banking agencies. Failure to meet minimum capital requirements could trigger certain mandatory or discretionary actions that, if undertaken, could have a direct material effect on the Company’s business and financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and WAB Consolidated must meet specific capital guidelines that involve qualitative measures of their assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.
Quantitative measures established by regulation to ensure capital adequacy require the Company and WAB Consolidated to maintain minimum amounts and ratios of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I leverage (as defined) to average assets (as defined). As of December 31, 2013 and 2012, the Company and WAB Consolidated met all capital adequacy requirements to which they are subject.
As of December 31, 2013 and 2012, the Company and each of its banks met the minimum capital ratio requirements necessary to be classified as well-capitalized, as defined by the banking agencies. To be categorized as well-capitalized, the WAB Consolidated must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the table below. In addition, the MOU at BON that was effective through July 9, 2013 required it to maintain a higher Tier 1 leverage ratio than otherwise required to be considered well-capitalized. At December 31, 2012, the capital levels at BON exceeded this elevated requirement.
Federal banking regulators have proposed revisions to the bank capital requirement standards known as Basel III. Basel III strengthens bank capital requirements and introduces new regulatory requirements on bank liquidity and bank leverage. Based on guidance issued by the FRB on July 8, 2013, there will not be a Tier 1 phase out of grandfathered trust preferred securities for banks with assets of less than $15 billion. As such, our securities will continue to qualify as Tier 1 Capital. Based on the Company’s assessment of these proposed regulations, as of December 31, 2013, the Company and each of its subsidiaries met the requirements necessary to be classified as well-capitalized under the proposed regulation.
The actual capital amounts and ratios for the banks and Company are presented in the following tables as of the periods indicated:

	Total Capital	Tier 1 Capital	Risk- Weighted Assets	Tangible Average Assets	Total Capital Ratio	Tier 1 Capital Ratio	Tier 1 Leverage Ratio
	(dollars in thousands)
December 31, 2013
WAL (Consolidated)	$991,461	$891,232	$8,016,500	$9,060,995	12.4%	11.1%	9.8%
WAB Consolidated	931,564	834,560	7,931,887	8,832,546	11.7	10.5	9.5
Well-capitalized ratios					10.0	6.0	5.0
Minimum capital ratios					8.0	4.0	4.0
December 31, 2012
WAL (Consolidated)	$856,199	$768,687	$6,797,392	$7,576,101	12.6%	11.3%	10.1%
BON	371,164	338,404	2,534,301	2,994,626	14.7	13.3	11.3
WAB	258,930	218,716	2,382,971	2,538,356	10.9	9.2	8.6
TPB	196,677	165,403	1,826,740	1,930,808	10.8	9.1	8.6
Well-capitalized ratios					10.0	6.0	5.0
Minimum capital ratios					8.0	4.0	4.0

JUNIOR SUBORDINATED DEBT
The Company has formed or acquired through mergers six statutory business trusts, which exist for the exclusive purpose of issuing Cumulative Trust Preferred Securities. All of the funds raised from the issuance of these securities were passed to the Company and are reflected in the accompanying balance sheet as junior subordinated debt in the amount of $41.9 million as of December 31, 2013.
The junior subordinated debt has contractual balances and maturity dates as follows:

		December 31,
Name of Trust	Maturity	2013	2012
		(in thousands)
BankWest Nevada Capital Trust II	2033	$15,464	$15,464
Intermountain First Statutory Trust I	2034	10,310	10,310
First Independent Capital Trust I	2035	7,217	7,217
WAL Trust No. 1	2036	20,619	20,619
WAL Statutory Trust No. 2	2037	5,155	5,155
WAL Statutory Trust No. 3	2037	7,732	7,732
Total contractual balance		$66,497	$66,497
Unrealized gains on trust preferred securities measured at fair value, net		(24,639)	(30,279)
Junior subordinated debt, at fair value		$41,858	$36,218
The weighted average contractual rate of the junior subordinated debt was 2.73% and 2.97% as of December 31, 2013 and 2012, respectively.
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
Contractual Obligations and Off-Balance Sheet Arrangements
The Company enters into contracts for services in the ordinary course of business that may require payment for services to be provided in the future and may contain penalty clauses for early termination of the contracts. To meet the financing needs of customers, the Company has financial instruments with off-balance sheet risk, including commitments to extend credit and standby letters of credit. The Company has also committed to irrevocably and unconditionally guarantee the payments or distributions with respect to the holders of preferred securities of the above named six trusts to the extent that the trusts have not made such payments or distributions: 1) accrued and unpaid distributions; 2) the redemption price; and 3) upon a dissolution or termination of the trust, the lesser of the liquidation amount and all accrued and unpaid distributions and the amount of assets of the trust remaining available for distribution. The Company does not believe that these off-balance sheet arrangements have or are reasonably likely to have a material effect on its financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources. However, there can be no assurance that such arrangements will not have a future effect.

The following table sets forth our significant contractual obligations as of December 31, 2013:

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	After 5 Years
	(in thousands)
Time deposit maturities	$1,618,012	$1,467,366	$140,372	$10,274	$—
Long-term borrowed funds	312,190	—	112,190	200,000	—
Junior subordinated debt	66,497	—	—	—	66,497
Purchase obligations	31,106	12,204	9,681	9,221	—
Operating lease obligations	32,439	5,949	10,960	8,703	6,827
Total	$2,060,244	$1,485,519	$273,203	$228,198	$73,324
Purchase obligations primarily relate to contracts for software licensing and maintenance and outsourced service providers. Off-balance sheet commitments associated with outstanding letters of credit, commitments to extend credit and credit card guarantees as of December 31, 2013 are summarized below. Since commitments associated with letters of credit and commitments to extend credit may expire unused, the amounts shown do not necessarily reflect the actual future cash funding requirements.

		Amount of Commitment Expiration per Period
	Total Amounts Committed	Less Than 1 Year	1-3 Years	3-5 Years	After 5 Years
			(in thousands)
Commitments to extend credit	$1,878,340	$911,112	$438,434	$276,315	$252,479
Credit card guarantees	33,632	33,632	—	—	—
Standby letters of credit	31,271	22,885	8,386	—	—
Total	$1,943,243	$967,629	$446,820	$276,315	$252,479
The following table sets forth certain information regarding short-term customer repurchase agreements, lines of credit and FHLB advances:

	December 31,
	2013	2012	2011
	(dollars in thousands)
Customer Repurchase Accounts:
Maximum month-end balance	$78,185	$125,745	$176,966
Balance at end of year	71,192	79,034	123,626
Average balance	61,128	98,716	148,412
Lines of Credit:
Maximum month-end balance	50,000	—	—
Balance at end of year	3,000	—	—
Average balance	23,858	277	—
FHLB Advances:
Maximum month-end balance	120,000	320,000	280,000
Balance at end of year (1)	25,300	120,000	280,000
Average balance	18,215	144,738	13,206
Total Short-Term Borrowed Funds	$99,492	$199,034	$403,626
Weighted average interest rate at end of year	0.82%	0.23%	0.16%
Weighted average interest rate during year	0.63%	0.46%	0.44%

(1)	Excludes premium of $0.6 million as of December 31, 2013.

The Company from time to time utilizes short-term borrowed funds to support short-term liquidity needs generally created by increased loan demand. The majority of these short-term borrowed funds consist of advances from the FHLB and FRB and customer repurchase agreements. The Company’s borrowing capacity at FHLB and FRB is determined based on collateral pledged, generally consisting of securities and loans. In addition, the Company has borrowing capacity from other sources pledged by securities, including securities sold under agreements to repurchase, which are reflected at the amount of cash received in connection with the transaction, and may require additional collateral based on the fair value of the underlying securities. At December 31, 2013, total short-term borrowed funds consisted of customer repurchases of $71.2 million, lines of credit of $3.0 million, and FHLB advances of $25.3 million. At December 31, 2012, total short-term borrowed funds consisted of customer repurchases of $79.0 million and FHLB advances of $120.0 million. The decrease in short-term borrowing relates to increased liquidity.
Critical Accounting Policies
The Notes to the Consolidated Financial Statements contain a discussion of our significant accounting policies, including information regarding recently issued accounting pronouncements, our adoption of such policies and the related impact of their adoption. We believe that certain of these policies, along with various estimates that we are required to make in recording our financial transactions, are important to have a complete understanding of our financial position. In addition, these estimates require us to make complex and subjective judgments, many of which include matters with a high degree of uncertainty. The following is a summary of these critical accounting policies and significant estimates.
Allowance for credit losses
Credit risk is inherent in the business of extending loans and leases to borrowers. The Company must maintain an adequate allowance for credit losses. The allowance for credit losses is established through a provision for credit losses charged to expense. Loans are charged against the allowance for credit losses when management believes that the contractual principal or interest will not be collected. Subsequent recoveries, if any, are credited to the allowance. The allowance is an amount believed adequate to absorb estimated probable losses on existing loans that may become uncollectable, based on evaluation of the collectability of loans and prior credit loss experience, together with other factors. The Company formally re-evaluates and establishes the appropriate level of the allowance for credit losses on a quarterly basis.
The Company’s allowance for credit loss methodology incorporates several quantitative and qualitative risk factors used to establish the appropriate allowance for credit losses at each reporting date. Quantitative factors include our historical loss experience, delinquency and charge-off trends, collateral values, changes in the level of nonperforming loans and other factors. Qualitative factors include the economic condition of our operating markets and the state of certain industries. Specific changes in the risk factors are based on actual loss experience, as well as perceived risk of similar groups of loans classified by collateral type, purpose and term. An internal five-year loss history is also incorporated into the allowance calculation model. Due to the credit concentration of our loan portfolio in real estate secured loans, the value of collateral is heavily dependent on real estate values in Nevada, Arizona and California. Although the Arizona and California real estate markets have seen significant improvement since the downturn experienced a few years ago, the Nevada market has not experienced the same pace of recovery. While management uses the best information available to make its evaluation, future adjustments to the allowance may be necessary if there are significant changes in economic or other conditions. In addition, the FDIC and state bank regulatory agencies, as an integral part of their examination processes, periodically review our subsidiary banks’ allowances for credit losses, and may require us to make additions to our allowance based on their judgment about information available to them at the time of their examinations. Management regularly reviews the assumptions and formulae used in determining the allowance and makes adjustments if required to reflect the current risk profile of the portfolio.
The allowance consists of specific and general components. The specific allowance relates to impaired loans. In general, impaired loans include those where interest recognition has been suspended, loans that are more than 90 days delinquent but because of adequate collateral coverage, income continues to be recognized, and other criticized and classified loans not paying substantially according to the original contract terms. For such loans, an allowance is established when the discounted cash flows, collateral value or observable market price of the impaired loan are lower than the carrying value of that loan, pursuant to ASC 310, Receivables. The amount to which the present value falls short of the current loan obligation will be set up as a reserve for that account or charged-off.
The Company uses an appraised value method to determine the need for a reserve on impaired, collateral dependent loans and further discounts the appraisal for disposition costs. Generally, the Company obtains independent collateral valuation analysis for each loan approximately every twelve months. Loans not collateral dependent are evaluated based on the expected future cash flows discounted at the original contractual interest rate.
The general allowance covers all non-impaired loans and is based on historical loss experience adjusted for the various qualitative and quantitative factors listed above.

Loans acquired with deteriorated credit quality
ASC 310-30, Accounting for Certain Loans or Debt Securities Acquired in a Transfer, applies to a loan with evidence of deterioration of credit quality since its origination, and for which it is probable, at acquisition, that the investor will be unable to collect all contractually required payments receivable. For these loans, accounted for under ASC 310-30, management determines the value of the loan portfolio based, in part, on work provided by an appraiser. Factors considered in the valuation are projected cash flows for the loans, type of loan and related collateral, loan grade, delinquency and loan to value. Loans are grouped together according to similar characteristics and are treated in the aggregate when applying various valuation techniques. Loans are first evaluated individually to determine if there has been credit deterioration since origination. Once acquired loans are determined to have deteriorated credit quality, the Company evaluates such loans for common risk characteristics and aggregation into one or more pools. Common risk characteristics for pooling acquired loans may include credit ratings, loan type, collateral type, delinquency status, geographic location, loan to value, or combinations thereof. Management also estimates the amount of credit losses that are expected to be realized for individual loans by estimating the probability of default and the loss given default, which incorporates the liquidation value of collateral securing loans. These estimates are subjective. The accretion of the fair value adjustments attributable to interest rates on loans acquired with deteriorated credit quality is recorded in interest income in the Consolidated Income Statements over the estimated life of the pool. The fair value adjustment attributable to credit losses on these loans is non-accretable. When a loan is sold, paid off or transferred to OREO and liquidated, any remaining non-accretable yield is recorded in interest income.
Adjustments to these loan values in future periods may occur based on management's expectation of future cash flows to be collected over the lives of the loans. Estimating cash flows is performed at a pool level and incorporates analysis of historical cash flows, delinquencies, and charge-offs as well as assumptions about future cash flows. Performance can vary from period to period, causing changes in estimates of the expected cash flows. If based on the review of a pool of loans, it is probable that a significant increase or improvement in cash flows previously expected to be collected, any valuation allowance established for the pool of loans is first reduced for the increase in the present value of cash flows expected to be collected, and any remaining increase in estimated cash flows increases the accretable yield and is recognized over the remaining estimated life of the loan pool. If based on the review of a pool of loans, it is probable that a decrease or impairment in cash flows previously expected to be collected or if actual cash flows are less than cash flows previously expected, the allowance for credit losses is increased for the decrease in the present value of the cash flows expected to be collected.
Business Combinations
Business combinations are accounted for under the acquisition method of accounting in accordance with ASC 805, Business Combinations. Under the acquisition method the acquiring entity in a business combination recognizes all of the acquired assets and assumed liabilities at their estimated fair values as of the date of acquisition. Any excess of the purchase price over the fair value of net assets and other identifiable intangible assets acquired is recorded as goodwill. To the extent the fair value of net assets acquired, including identified intangible assets, exceeds the purchase price, a bargain purchase gain is recognized. Assets acquired and liabilities assumed from contingencies must also be recognized at fair value, if the fair value can be determined during the measurement period. Results of operations of an acquired business are included in the statement of earnings from the date of acquisition. Acquisition-related costs, including conversion and restructuring charges, are expensed as incurred.
Income taxes
WAL and its subsidiaries, other than BW Real Estate, Inc., file a consolidated federal tax return. Due to tax regulations, several items of income and expense are recognized in different periods for tax return purposes than for financial reporting purposes. These items represent “temporary differences.” Deferred taxes are provided on an asset and liability method whereby deferred tax assets are recognized for deductible temporary differences and tax credit carry-forwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. The most significant source of these timing differences are the credit loss reserve and NOL carryforwards, which account for substantially all of the net deferred tax asset. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effect of changes in tax laws and rates on the date of enactment.
Liquidity
Liquidity is the ongoing ability to accommodate liability maturities and deposit withdrawals, fund asset growth and business operations and meet contractual obligations through unconstrained access to funding at reasonable market rates. Liquidity management involves forecasting funding requirements and maintaining sufficient capacity to meet the needs and accommodate fluctuations in asset and liability levels due to changes in our business operations or unanticipated events.

The ability to have readily available funds sufficient to repay fully maturing liabilities is of primary importance to depositors, creditors and regulators. Our liquidity, represented by cash and amounts due from banks, federal funds sold and non-pledged marketable securities, is a result of our operating, investing and financing activities and related cash flows. In order to ensure funds are available when necessary, on at least a quarterly basis, we project the amount of funds that will be required, and we strive to maintain relationships with a diversified customer base. Liquidity requirements can also be met through short-term borrowings or the disposition of short-term assets. The Company has unsecured borrowing lines at correspondent banks totaling $120.0 million and secured lines totaling $45.0 million, of which $3.0 million was outstanding on the secured line as of December 31, 2013. In addition, loans and securities are pledged to the FHLB providing $1.81 billion in borrowing capacity, with outstanding borrowings and letters of credit of $272.2 million and $143.5 million, respectively, leaving $1.39 billion in available credit as of December 31, 2013. Loans and securities pledged to the FRB discount window provided $588.2 million in borrowing capacity. As of December 31, 2013, there were no outstanding borrowings from the FRB, thus our available credit totaled $588.2 million.
The Company has a formal liquidity policy, and, in the opinion of management, our liquid assets are considered adequate to meet cash flow needs for loan funding and deposit cash withdrawals for the next 90-120 days. At December 31, 2013, there was $1.25 billion in liquid assets, comprised of $309.7 million in cash and cash equivalents and $938.0 million in unpledged marketable securities. At December 31, 2012, the Company maintained $702.7 million in liquid assets, comprised of $205.3 million of cash and cash equivalents and $445.6 million of unpledged marketable securities.
The holding company maintains additional liquidity that would be sufficient to fund its operations and certain non-bank affiliate operations for an extended period should funding from normal sources be disrupted. Since deposits are taken by the bank operating subsidiaries and not by the parent company, parent company liquidity is not dependent on the bank operating subsidiaries' deposit balances. In our analysis of parent company liquidity, we assume that the parent company is unable to generate funds from additional debt or equity issuance, receives no dividend income from subsidiaries and does not pay dividends to shareholders, while continuing to make nondiscretionary payments needed to maintain operations and repayment of contractual principal and interest payments owed by the parent company and affiliated companies. Under this scenario, the amount of time the parent company and its non-bank subsidiaries can operate and meet all obligations before the current liquid assets are exhausted is considered as part of the parent company liquidity analysis. Management believes the parent company maintains adequate liquidity capacity to operate without additional funding from new sources for over 12 months. WAB Consolidated maintains sufficient funding capacity to address large increases in funding requirements, such as deposit outflows. This capacity is comprised of liquidity derived from a reduction in asset levels and various secured funding sources.
On a long-term basis, the Company’s liquidity will be met by changing the relative distribution of our asset portfolios (for example, by reducing investment or loan volumes, or selling or encumbering assets). Further, the Company can increase liquidity by soliciting higher levels of deposit accounts through promotional activities and/or borrowing from correspondent banks, the FHLB of San Francisco and the FRB. At December 31, 2013, our long-term liquidity needs primarily relate to funds required to support loan originations and commitments and deposit withdrawals, which can be met by cash flows from investment payments and maturities, and investment sales, if necessary.
The Company’s liquidity is comprised of three primary classifications: 1) cash flows provided by operating activities; 2) cash flows used in investing activities; and 3) cash flows provided by financing activities. Net cash provided by or used in operating activities consists primarily of net income, adjusted for changes in certain other asset and liability accounts and certain non-cash income and expense items, such as the provision for credit losses, investment and other amortization and depreciation. For the years ended December 31, 2013, 2012 and 2011, net cash provided by operating activities was $165.0 million, $160.6 million and $142.5 million, respectively.
Our primary investing activities are the origination of real estate, commercial and consumer loans and purchase and sale of securities. Our net cash provided by and used in investing activities has been primarily influenced by our loan and securities activities. The net increase in loans for the years ended December 31, 2013, 2012 and 2011, was $728.8 million, $915.7 million and $644.1 million, respectively. The increase from purchases or pay downs of securities, net for the years ended December 31, 2013 and 2011 was $451.1 million and $244.7 million, respectively, compared to the net decrease from pay downs, maturities and sales of securities for the year ended December 31, 2012 of $262.0 million.
Net cash provided by financing activities has been impacted significantly by increased deposit levels. During the years ended December 31, 2013, 2012 and 2011, deposits increased $1.05 billion, $679.5 million and $320.1 million, respectively.
Fluctuations in core deposit levels may increase our need for liquidity as certificates of deposit mature or are withdrawn before maturity, and as non-maturity deposits, such as checking and savings account balances, are withdrawn. Additionally, we are exposed to the risk that customers with large deposit balances will withdraw all or a portion of such deposits, due in part to the FDIC limitations on the amount of insurance coverage provided to depositors. To mitigate the uninsured deposit risk, we have joined the CDARS and ICS, a program that allows customers to invest up to $50.0 million in certificates of deposit or money market accounts through one participating financial institution, with the entire amount being covered by FDIC insurance. As of December 31, 2013, we had $518.0 million of CDARS and $355.3 million of ICS deposits.
As of December 31, 2013, we had $174.2 million of wholesale brokered deposits outstanding. Brokered deposits are generally considered to be deposits that have been received from a third party that is acting on behalf of that party’s customer. Often, a broker will direct a customer’s deposits to the banking institution offering the highest interest rate available. Federal banking laws and regulations place restrictions on depository institutions regarding brokered deposits because of the general concern that these deposits are at a greater risk of being withdrawn and placed on deposit at another institution offering a higher interest rate, thus posing liquidity risk for institutions that gather brokered deposits in significant amounts. The Company does not anticipate using brokered deposits as a significant liquidity source in the near future.
Federal and state banking regulations place certain restrictions on dividends paid. The total amount of dividends which may be paid at any date is generally limited to the retained earnings of the bank. Dividends paid by WAB Consolidated to the Company would be prohibited if the effect thereof would cause the bank’s capital to be reduced below applicable minimum capital requirements.
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
Interest rate risk is addressed by the ALCO (or its equivalent), which includes members of executive management, senior finance and operations. ALCO monitors interest rate risk by analyzing the potential impact on the net economic value of equity and net interest income from potential changes in interest rates and considers the impact of alternative strategies or changes in balance sheet structure. We manage our balance sheet in part to maintain the potential impact on economic value of equity and net interest income within acceptable ranges despite changes in interest rates.
Our exposure to interest rate risk is reviewed on at least a quarterly basis by the ALCO. Interest rate risk exposure is measured using interest rate sensitivity analysis to determine our change in economic value of equity in the event of hypothetical changes in interest rates. If potential changes to net economic value of equity and net interest income resulting from hypothetical interest rate changes are not within the limits established by the bank’s Board of Directors, the Board of Directors may direct management to adjust the asset and liability mix to bring interest rate risk within Board-approved limits.
Net Interest Income Simulation. In order to measure interest rate risk at December 31, 2013, we used a simulation model to project changes in net interest income that result from forecasted changes in interest rates. This analysis calculates the difference between net interest income forecasted using an immediate increase and decrease in interest rates and a net interest income forecast using a flat market interest rate environment derived from spot yield curves typically used to price our assets and liabilities. The income simulation model includes various assumptions regarding the re-pricing relationships for each of our products. Many of our assets are floating rate loans, which are assumed to re-price immediately and, proportional to the change in market rates, depending on their contracted index. Some loans and investments include the opportunity of prepayment (embedded options) and, accordingly, the simulation model uses estimated market speeds to derive prepayments and reinvests proceeds at modeled yields. Our non-term deposit products re-price more slowly, usually changing less than the change in market rates and at our discretion.
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
This simulation model assesses the changes in net interest income that would occur in response to an instantaneous and sustained increase or decrease (shock) in market interest rates. At December 31, 2013, our net interest margin exposure for the next twelve months related to these hypothetical changes in market interest rates was within our current guidelines.
Sensitivity of Net Interest Income

	Interest Rate Scenario (change in basis points from Base)
(in 000’s)	Down 100	Base	Up 100	Up 200	Up 300	Up 400
Interest Income	$348,165	$355,072	$378,083	$405,226	$434,320	$463,670
Interest Expense	30,163	30,217	50,886	71,555	92,225	112,894
Net Interest Income	318,002	324,855	327,197	333,671	342,095	350,776
% Change	(2.1)%		0.7%	2.7%	5.3%	8.0%
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
At December 31, 2013, our economic value of equity exposure related to these hypothetical changes in market interest rates was within the current guidelines established by us. The following table shows our projected change in economic value of equity for this set of rate shocks at December 31, 2013:
Economic Value of Equity

	Interest Rate Scenario (change in basis points from Base)
	Down 100	Base	Up 100	Up 200	Up 300	Up 400
Present Value (000’s)
Assets	$9,459,312	$9,339,760	$9,129,681	$8,933,745	$8,750,665	$8,580,882
Liabilities	8,322,765	8,178,996	7,965,544	7,786,594	7,609,391	7,432,255
Net Present Value	1,136,547	1,160,764	1,164,137	1,147,151	1,141,274	1,148,627
% Change	(2.1)%		0.3%	(1.2)%	(1.7)%	(1.0)%
The computation of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, asset prepayments and deposit decay and, should not be relied upon as indicative of actual results. Further, the computations do not contemplate any actions we may undertake in response to changes in interest rates. Actual amounts may differ from the projections set forth above should market conditions vary from the underlying assumptions.

Derivative Contracts. In the normal course of business, the Company uses derivative instruments to meet the needs of its customers and manage exposure to fluctuations in interest rates. The following table summarizes the aggregate notional amounts, market values and terms of the Company’s derivative positions with derivative market makers as of December 31, 2013 and 2012:
Outstanding Derivatives Positions

December 31,
2013			2012
Notional	Net Value	Weighted Average Term (Yrs)	Notional	Net Value	Weighted Average Term (Yrs)
(dollars in thousands)
$287,947	$1,709	17.2	$9,361	$(778)	2.9
Recent accounting pronouncements
In January 2013, the FASB issued guidance within ASU 2013-01, Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities. The amendments in ASU 2013-01 to Topic 210, Balance Sheet, clarify that the scope of ASU 2011-11, Disclosures about Offsetting Assets and Liabilities, would apply to derivatives, including bifurcated embedded derivatives, repurchase and reverse agreements, and securities borrowing and lending transactions that are either offset or subject to a master netting arrangement. The amendments are effective for fiscal years beginning on or after January 1, 2013, and interim periods within those annual periods. The adoption of this guidance did not have a material impact on the Company’s Consolidated Income Statement, Consolidated Balance Sheet, or Consolidated Cash Flows.
In February 2013, the FASB issued guidance within ASU 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. The amendments in ASU 2013-02 to Topic 220, Comprehensive Income, update, supersede and replace the presentation requirements for reclassifications out of accumulated other comprehensive income in ASUs 2011-05 and 2011-12. The amendments require an entity to provide additional information about reclassifications out of accumulated other comprehensive income. The amendments are effective prospectively for reporting periods beginning after December 15, 2012. The adoption of this guidance did not have a material impact on the Company’s Consolidated Financial Statements and only impacted the presentation of other comprehensive income.
In February 2013, the FASB issued guidance within ASU 2013-04, Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation is Fixed at the Reporting Date. The amendments in ASU 2013-04 to Topic 405, Liabilities, provide guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of the ASU is fixed at the reporting date, except for obligations addressed with existing GAAP. The guidance requires an entity to measure those obligations as the sum of the amount the reporting entity agreed to pay on behalf of its co-obligors. The guidance also requires an entity to disclose the nature and amount of the obligation, as well as other information about those obligations. The amendment is effective retrospectively for reporting periods beginning after December 15, 2013. Early adoption is permitted. The adoption of this guidance is not expected to have a material impact on the Company’s Consolidated Financial Statements.
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
In January 2014, the FASB issued guidance within ASU 2014-01, Accounting for Investments in Qualified Affordable Housing Projects. The amendments in ASU 2014-01 to Topic 323, Equity Investments and Joint Ventures, provide guidance on accounting for investments by a reporting entity in flow-through limited liability entities that manage or invest in affordable housing projects that qualify for the low-income housing tax credit. The amendments permit reporting entities to make an accounting policy election to account for their investments in qualified affordable housing projects using the proportional amortization method if certain conditions are met. Under the proportional amortization method, an entity amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits received and recognizes the net investment performance in the income statement as a component of income tax expense (benefit). The amendments are effective for fiscal years, and interim periods within those years, beginning after December 31, 2014 and should be applied retrospectively to all periods presented. Early adoption is permitted. All of the Company's LIHTC investments are within the scope of this this guidance. The Company is in the process of evaluating the impact that adoption of this guidance will have on its Consolidated Financial Statements.
In January 2014, the FASB issued guidance within ASU 2014-04, Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure. The objective of the amendments in ASU 2014-04 to Topic 310, Receivables - Troubled Debt Restructurings by Creditors, is to reduce diversity by clarifying when an in substance repossession or foreclosure occurs, that is, when a creditor should be considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan such that the loan receivable should be derecognized and the real estate property recognized. The amendments are effective for fiscal years, and interim periods within those years, beginning after December 31, 2014. An entity can elect to adopt the amendments using either a modified retrospective transition method or a prospective transition method. Early adoption is permitted. The adoption of this guidance is not expected to have a material impact on the Company’s Consolidated Financial Statements.
SUPERVISION AND REGULATION
Bank holding companies and banks operate in an extensively regulated environment under state and federal law. These laws and regulations are intended primarily for the protection of depositors and the DIF, and not for the benefit of shareholders or creditors. The following discussion is only intended to summarize some of the significant statutes and regulations that affect the banking industry, and therefore is not a comprehensive survey of the statutory and regulatory landscape. These summaries are not intended to be complete and are qualified in their entirety by reference to the particular statute or regulation described. Moreover, the Dodd-Frank Wall Street Reform and Consumer Protection Act, or Dodd-Frank Act, and its implementing regulations have made multiple changes to the regulation, supervision, examination and operation of financial institutions. These regulations have been in effect for only a limited time, and we cannot predict the long-term impact their implementation will have on the capital, credit and real estate markets as well as our operations and activities.
Regulatory oversight of financial institutions, including banks and bank holding companies, has increased in recent periods. Regulators conduct a variety of evaluations, including compliance and safety and soundness examinations. As a result of these reviews, regulators may require that we change our practices or policies, write down assets or increase reserves (and therefore reduce our capital base), and take or omit to take other actions as deemed prudent by the regulator. Given the implementation of new laws and regulations, we cannot predict the outcome of future regulatory evaluations or whether we will become subject to conditions, policies or directives resulting from regulatory evaluations.
The Dodd-Frank Wall Street Reform and Consumer Protection Act
As a result of the financial crisis, the U.S. Congress passed and, on July 21, 2010 President Obama signed the Dodd-Frank Act into law. The Dodd-Frank Act has had, and will continue to have, a broad impact on the financial services industry. The Federal regulatory agencies have issued a number of requests for public comment, proposed rules and final regulations to implement the requirements of the Dodd-Frank Act. The following items provide a brief description of the impact of the Dodd-Frank Act on the operations and activities, both currently and prospectively, of the Company and its subsidiaries.
Deposit Insurance. The Dodd-Frank Act and implementing final rules from the FDIC make permanent the $250,000 deposit insurance limit for insured deposits. The assessment base against which an insured depository institution’s deposit insurance premiums paid to the DIF are calculated has been revised to use the institution’s average consolidated total assets less its average equity rather than its deposit base. These provisions could increase the FDIC deposit insurance premiums paid by our insured depository institution subsidiary.
Increased Capital Standards and Enhanced Supervision. The federal banking agencies have issued rules to establish minimum leverage and risk-based capital requirements for banks and bank holding companies that are no lower than existing regulatory capital and leverage standards applicable to insured depository institutions. Among other things, these new capital requirements changed the types of securities and other instruments that bank holding companies are permitted to use as qualifying regulatory capital going forward. Compliance with heightened capital standards may reduce our ability to generate or originate revenue-producing assets and thereby restrict revenue generation from banking and non-banking operations, and may also reduce our ability to raise additional capital on favorable terms in the future. The Dodd-Frank Act also increases regulatory oversight, supervision and examination of banks, bank holding companies and their respective subsidiaries by the appropriate regulatory agency. Compliance with new regulatory requirements and expanded examination processes could increase our cost of operations.
State Enforcement of Consumer Financial Protection Laws. The Dodd-Frank Act created the independent CFPB within the Federal Reserve that is tasked with establishing and implementing rules and regulations under certain federal consumer protection laws.

The Dodd-Frank Act permits states to adopt consumer protection laws and regulations that are stricter than those regulations promulgated by the CFPB. State attorneys general are permitted to enforce consumer protection rules adopted by the CFPB against certain state-chartered institutions. Although we do not currently offer many of these consumer products or services, compliance with any such new regulations would increase our cost of operations and, as a result, could limit our ability to expand into these products and services.
Transactions with Affiliates and Insiders. The Dodd-Frank Act enhances the requirements for certain transactions with affiliates under Section 23A and 23B of the Federal Reserve Act, including an expansion of the definition of “covered transactions” and an increase in the amount of time for which collateral requirements regarding covered transactions must be maintained. Additionally, limitations on transactions with insiders are expanded through the strengthening on loan restrictions to insiders and the expansion of the types of transactions subject to the various limits, including derivative transactions, repurchase agreements, reverse repurchase agreements and securities lending or borrowing transactions. Restrictions are also placed on certain asset sales to and from an insider to an institution, including requirements that such sales be on market terms and, in certain circumstances, approved by the institution’s board of directors.
Corporate Governance. The Dodd-Frank Act addresses many corporate governance and executive compensation matters that will affect most U.S. publicly traded companies, including us. The Dodd-Frank Act: 1) grants shareholders of U.S. publicly traded companies an advisory vote on executive compensation; 2) enhances independence requirements for compensation committee members; 3) requires companies listed on national securities exchanges to adopt incentive-based compensation claw-back policies for executive officers; and 4) provides the SEC with authority to adopt proxy access rules that would allow shareholders of publicly traded companies to nominate candidates for election as a director and have those nominees included in a company’s proxy materials. The SEC has adopted final rules implementing rules for the shareholder advisory vote on executive compensation and golden parachute payments.
Additional regulations called for in the Dodd-Frank Act, including regulations dealing with the risk retention requirements for assets transferred in a securitization are still being finalized. Although the Dodd-Frank Act contains some specific timelines for the Federal regulatory agencies to follow, in some instances, the agencies have been unable to meet these deadlines and it remains unclear when implementing rules will be proposed and finalized. We continue to monitor the rulemaking process and, while our current assessment is that the Dodd-Frank Act and the implementing regulations will not have a materially greater effect on us than the rest of the industry, given the uncertainty associated with the manner in which the provisions of the Dodd-Frank Act will be implemented, the full extent of the impact such requirements will have on our operations is unclear. The changes resulting from the Dodd-Frank Act may impact the profitability of our business activities, require changes to certain of our business practices, impose upon us more stringent capital, liquidity and leverage requirements or otherwise adversely affect our business.
These changes may also require us to invest significant management attention and resources to evaluate and make any changes necessary to comply with new statutory and regulatory requirements. As we continue to grow and approach $10 billion in total assets, the Company will also need to comply with certain additional requirements (discussed below) created by the Dodd-Frank Act that apply only to bank holding companies and banks with $10 billion or more in total assets. Failure to comply with the new requirements would negatively impact our results of operations and financial condition. While we cannot predict what effect any presently contemplated or future changes in the laws or regulations or their interpretations would have on us, these changes could be materially adverse to our investors.
Bank Holding Company Regulation
General. WAL is a bank holding company, registered with the Board of Governors of the Federal Reserve or the Federal Reserve, under the Bank Holding Company Act of 1956, or the BHC Act. As such, the Federal Reserve is the Company’s primary federal regulator, and the Company is subject to extensive regulation, supervision and examination by the Federal Reserve. The Company must file reports with the Federal Reserve and provide it with such additional information as it may require.
A bank holding company is required to serve as a source of financial and managerial strength for its subsidiary banks and may not conduct its operations in an unsafe or unsound manner. Under Federal Reserve policy, the Company must stand ready to use its available resources to provide adequate capital to its subsidiary bank during a period of financial stress or adversity and should maintain the financial flexibility and capital-raising capacity to obtain additional resources for assisting its subsidiary bank. Such support may be required at times when, absent the Federal Reserve’s policy, a bank holding company may not be inclined to provide it. The expectation to serve as a source of financial strength is in addition to certain guarantees required under the prompt correction action provisions discussed below. A bank holding company’s failure to meet these obligations will generally be considered by the Federal Reserve to be an unsafe and unsound banking practice or a violation of Federal Reserve regulations, or both.

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
Other limitations on expansion were also implemented by the Dodd-Frank Act's amendments to the BHC Act. These limits include, among other things, prohibitions on mergers or acquisitions if the resulting institution would own or control more than 10% of the aggregate consolidated liabilities of all U.S. financial companies - including both bank holding companies and non-bank financial companies.
Holding Company Bank Ownership. The BHC Act requires every bank holding company to obtain the approval of the Federal Reserve before it may: 1) acquire, directly or indirectly, ownership or control of any voting shares of another bank or bank holding company if, after such acquisition, it would own or control more than 5% of any class of the outstanding voting shares of such other bank or bank holding company; 2) acquire all or substantially all the assets of another bank or bank holding company; or 3) merge or consolidate with another bank holding company. The BHC Act further provides that the Federal Reserve may not approve any transaction that would result in a monopoly or would be in furtherance of any combination or conspiracy to monopolize or attempt to monopolize the business of banking in any section of the U.S., or the effect of which may be substantially to lessen competition or to tend to create a monopoly in any section of the country, or that in any other manner would be in restraint of trade, unless the anticompetitive effects of the proposed transaction are clearly outweighed by the public interest in meeting the convenience and needs of the community to be served. The Federal Reserve is also required to consider the financial and managerial resources and future prospects of the bank holding companies and banks concerned and the convenience and needs of the community to be served. Consideration of financial resources generally focuses on capital adequacy, and consideration of convenience and needs issues includes the parties’ performance under the CRA. In addition, the FRB must take into account an institution's effectiveness in combating money laundering.
Holding Company Non-bank Ownership. With certain exceptions, the BHC Act prohibits a bank holding company from acquiring or retaining, directly or indirectly, ownership or control of more than 5% of the outstanding voting shares of any company that is not a bank or bank holding company, or from engaging, directly or indirectly, in activities other than those of banking, managing or controlling banks, or providing services for its subsidiaries. The principal exceptions to these prohibitions involve certain non-bank activities that have been identified, by statute or by Federal Reserve regulation or order as activities so closely related to the business of banking or of managing or controlling banks as to be a proper incident thereto. Business activities that have been determined to be related to banking, and therefore appropriate for bank holding companies and their affiliates to engage in, include securities brokerage services, investment advisory services, fiduciary services and certain management advisory and data processing services, among others. As described below, a bank holding company that qualifies as a “financial holding company” also may engage in a broader range of activities that are financial in nature (and complementary to such activities).
Bank holding companies that qualify and elect to become financial holding companies may engage in non-bank activities that have been identified by the GLBA, or by Federal Reserve and Treasury regulation as financial in nature or incidental to a financial activity. The Federal Reserve may also determine that a financial holding company may engage in certain activities that are complementary to a financial activity. Activities that are defined as financial in nature include securities underwriting, dealing and market making, sponsoring mutual funds and investment companies, engaging in insurance underwriting and agency activities, and making merchant banking investments in non-financial companies. In order to become and remain a financial holding company, a bank holding company and its bank subsidiaries, must be well-capitalized, well-managed, and, except in limited circumstances, have at least satisfactory CRA ratings. A financial holding company must also file a certification with the Federal Reserve that all its depository institution subsidiaries are well-capitalized and well managed. If, after becoming a financial holding company and undertaking activities not permissible for a bank holding company, the company fails to continue to meet any of the prerequisites for financial holding company status, the company must enter into an agreement with the Federal Reserve to comply with all applicable capital and management requirements. If the company does not return to compliance within 180 days, the Federal Reserve may order the company to divest its subsidiary bank or the company may discontinue or divest investments in companies engaged in impermissible bank holding company activities. On March 30, 2009, the Company withdrew its election to be a financial holding company, and is now required to limit its activities to those permissible for a bank holding company.
Change in Control. In the event that the BHC Act is not applicable to a person or entity, the Change in Bank Control Act of 1978 requires prior notice to the appropriate federal banking agency before any person or entity may acquire “control” of a bank or bank holding company. A limited number of exemptions apply to such transactions. Subject to more recent guidance issued by the Federal Reserve, control is deemed to exist if a person or entity acquires 25% or more of the outstanding shares of any class of voting stock of the bank holding company or insured depository institution. Control is presumed to exist, subject to rebuttal, if a person or entity acquires 10% or more but less than 25% of such voting stock and either the issuer has a class of registered securities under Section 12 of the Exchange Act, or no other person or entity will own, control or hold the power to vote a greater percentage of such voting stock immediately after the transaction. In some instances, such as when an investor is a private equity fund, the Federal Reserve will require information from an entity acquiring 5% or more of a class of voting securities of a bank holding company.
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
Prohibition on Propriety Trading and Certain Fund Relationships. On December 10, 2013, federal financial regulators released final rules implementing Section 619 of the Dodd-Frank Act, also known as the Volcker Rule, which prohibits both bank holding companies and banks from engaging in proprietary trading and from acquiring or retaining an ownership interest in, sponsoring, or having certain relationships with a hedge fund or private equity fund. Although the Volcker Rule became effective on July 21, 2012, it provided for a two-year conformance period to allow banking entities to wind down their prohibited trading operations and investments. The Federal Reserve has since extended the conformance period for an additional year, until July 21, 2015.
The final rules prohibit a banking entity from engaging in proprietary trading, defined as engaging as principal for the trading account of the banking entity in any purchase or sale of one or more financial instruments, including securities, derivatives, and futures contracts. Loans, non-derivative commodities, and foreign exchange or currency are not considered financial instruments. There are also several exemptions from the definition of proprietary trading, such as trading conducted 1) as part of a repurchase agreement; 2) as part of a liquidity management plan; 3) as part of a written securities lending agreement; 4) through deferred compensation, stock-bonus, profit-sharing, or pension plan of the banking entity; 5) in the ordinary course of collecting a debt; or 6) to satisfy existing delivery obligations in connection with judicial, administrative, self-regulatory, or arbitration proceedings.
Additionally, a banking entity may not, as principal, directly or indirectly acquire or retain any ownership interest in or sponsor a covered fund, including a hedge fund or private equity fund. Like the prohibition on proprietary trading, there are also several exemptions from the definition of covered fund, including, among other things, loan securitizations, joint venture, certain types of foreign funds, entities issuing asset-backed commercial paper, and registered investment companies. Further, the final rules permit banking entities, subject to certain conditions and limitations, to invest in or sponsor a covered fund in connection with 1) organizing and offering the covered fund; 2) certain risk-mitigating hedging activities; and 3) de minimis investments in covered funds.
Under the Volcker Rule, the term "covered funds" is defined as any issuer that would be an investment company under the Investment Company Act but for the exemption in section 3(c)(1) or 3(c)(7) of that Act. Under this definition, investment vehicles selling securities backed by pools of trust preferred securities would be covered funds. In order to avoid the detrimental regulatory capital implications associated with that situation, federal financial regulatory agencies released an interim final rule on January 14, 2014 that permits a banking entity to retain an interest in, or act as sponsor of, an issuer so long as 1) the issuer was established before May 19, 2010; 2) the banking entity reasonably believes that the offering proceeds received by the issuer were invested primarily in any trust preferred security or subordinated debt instruments issued prior to May 19, 2010 by a holding company with less than $15 billion in total consolidated assets; and 3) the banking entity’s interest in the issuer was acquired on or before December 10, 2013 (unless acquired pursuant to a merger or acquisition).
Banking entities are expected to establish a compliance program as soon as practicable, but in no event later than July 21, 2015. Banking entities that do not engage in activities covered by the Volcker Rule are not required to develop a compliance program and such banking entities need only develop a compliance program before engaging in any such activities. Banking entities with total consolidated assets of $10 billion or less that engage in activities covered by the Volcker Rule may satisfy the compliance program requirements by making appropriate references to the Volcker Rule in their existing policies and procedures, but are not required to develop separate compliance programs specific to the Volcker Rule.

Risk Committee. Publicly traded bank holding companies with $10 billion or more in total assets are required to establish a risk committee responsible for oversight of enterprise-wide risk management practices. The committee must include at least one risk management expert with experience in managing risk exposures of large, complex firms. We will need to comply with this requirement if we surpass the $10 billion total asset threshold in the future.
Stress Testing. Pursuant to the Dodd-Frank Act, any banking organization, including both a bank holding company and a depository institution, with more than $10 billion in total consolidated assets and regulated by a federal financial regulatory agency is required to conduct annual stress tests to ensure it has sufficient capital during periods of economic downturn. The Federal Reserve and the FDIC release stress-test scenarios on November 15 of each year, and banking organizations are required to submit the results of their tests to the appropriate regulator by March 31 of the following year. The results of each years’ stress tests are publicly disclosed in June, following each banking organization’s submission. A banking organization that crosses the $10 billion total consolidated assets threshold must conduct its first annual company-run stress test in the calendar year after the year in which it crossed the applicability threshold. For example, if we pass the $10 billion threshold in 2014, our first annual stress test would occur in the final quarter of 2015 and would be submitted to the appropriate federal regulators by March 31, 2016. Following the consolidation of our three subsidiary banks into a single bank charter, the vast majority of our assets are held in WAB Consolidated. If the Company’s total assets pass the $10 billion threshold, it is very likely that our banking subsidiary’s total assets will also pass $10 billion and we will be required to conduct stress tests at both the holding company and bank level.
State Law Restrictions. As a Nevada corporation, the Company is subject to certain limitations and restrictions under applicable Nevada corporate law. For example, Nevada law imposes restrictions relating to indemnification of directors, maintenance of books, records and minutes and observance of certain corporate formalities.
The Company is a bank holding company within the meaning of Arizona law. Under section 6-142 of the Arizona Revised Statutes, no person may acquire control of a company that controls an Arizona bank without the prior approval of the Arizona Superintendent of Financial Institutions, or Arizona Superintendent. A person who has the power to vote 15% or more of the voting stock of a controlling company is presumed to control the company.
Bank Regulation
General. On December 31, 2013, the Company merged its TPB subsidiary, and its BON subsidiary into its WAB subsidiary. Following this charter consolidation, the Company controls a single subsidiary bank, WAB Consolidated, located in Phoenix, Arizona. In Nevada and California, the Company intends to continue to do business as BON and TPB, respectively, which will operate as divisions of WAB Consolidated.
WAB Consolidated is a state-chartered, non-member bank and is subject to regulation, supervision and examination by the FDIC, its primary federal banking agency. In addition, WAB Consolidated is chartered in Arizona and is subject to supervision by the Arizona Department of Financial Institutions.
Federal and state banking laws and the implementing regulations promulgated by the federal and state banking regulatory agencies cover most aspects of the bank's operations, including capital requirements, reserve requirements against deposits and for possible loan losses and other contingencies, dividends and other distributions to shareholders, customers’ interests in deposit accounts, payment of interest on certain deposits, permissible activities and investments, securities that a bank may issue and borrowings that a bank may incur, rate of growth, number and location of branch offices and acquisition and merger activity with other financial institutions. Also, certain provisions applicable to bank holding companies discussed above, such as the Change in Bank Control Act, the Volcker Rule and the annual stress testing requirements for institutions with total consolidated assets in excess of $10 billion, are also applicable to banks.
Deposit Insurance Assessments. Deposits in the WAB Consolidated are insured by the FDIC to applicable limits through the DIF. The Company’s subsidiary bank is required to pay deposit insurance premiums, which are generally assessed semiannually and paid quarterly. The FDIC utilizes a risk-based assessment system that imposes insurance premiums based upon a risk matrix that takes into account a bank’s capital level and supervisory rating. The risk matrix utilizes four risk categories (plus a category for large and highly complex institutions) which are distinguished by capital levels and supervisory ratings. Banks with higher levels of capital and a low degree of supervisory concern are assessed lower premiums than banks with lower levels of capital or a higher degree of supervisory concern. On February 7, 2011, the FDIC approved a final rule to implement deposit insurance assessment changes called for under the Dodd-Frank Act. The final rate schedule went into effect on April 1, 2011. The deposit insurance initial base assessment rates currently range from 2.5 basis points (for a financial institution in Risk Category I) to 45 basis points (for financial institutions in Risk Category IV), but may be higher under certain conditions. The base for deposit insurance assessments has been changed under the Dodd-Frank Act and the FDIC’s implementing rules, and is now defined as average consolidated total assets during the assessment period less average tangible equity capital during the assessment period. The bank's average consolidated total assets and average tangible equity capital are defined in the schedule of quarterly averages in the Consolidated Reports of Condition and Income, commonly referred to as Call Reports, using a daily averaging method. In addition, the FDIC collects the Financing Corporation, or FICO deposit assessments on assessable deposits. FICO assessments are set quarterly, and were set at 0.64 basis points for each quarter in 2013.
As discussed above, the Dodd-Frank Act changed the assessment base for deposit insurance premiums from an institution’s deposit base to its average consolidated total assets less its average equity. For small banks, the FDIC’s method for calculating assessment rates will remain the same. For banking institutions with $10 billion or more in assets, however, the FDIC will use a different method based on the bank’s CAMELS rating, and two other scores for the bank’s ability to withstand asset-related funding-related stress. In addition, the FDIC has the ability to adjust a large bank’s assessment depending on certain risk factors not captured in the three scores. The goal of the new pricing system is to raise assessment rates on larger banks with complex or high-risk operations. For banks with $10 billion or more in assets, the initial base assessment rate ranges from 5 to 35 basis points. After the effect of potential base-rate adjustments, the total base assessment rate could range from 2.5 to 45 basis points.
As we continue to grow, WAB Consolidated would be subject to the assessment rate calculations for large banks if it passes the $10 billion threshold. As a result, the FDIC may assess a higher deposit insurance premium on our bank subsidiary. In addition, the Dodd-Frank Act increased the minimum target DIF ratio from 1.15% of estimated insured deposits to 1.35% of estimated insured deposits. The FDIC must seek to achieve the 1.35% ratio by September 30, 2020. In setting the assessments necessary to achieve the 1.35% ratio, the FDIC is required to offset the effect of the increased ratio on insured institutions with assets of less than $10 billion. The FDIC intends to present a proposed rule to implement this requirement only when the DIF reserve ratio is closer to 1.15%, which they project to be sometime in 2018. If WAB Consolidated passes the $10 billion threshold, it will not receive the benefit of whatever offset in assessments the FDIC determines to be appropriate.
Supervision and Examination. Federal banking agencies have broad enforcement powers, including the power to terminate deposit insurance, impose substantial fines and other civil and criminal penalties, and appoint a conservator or receiver. If, as a result of an examination, the FDIC were to determine that the financial condition, capital resources, asset quality, earnings prospects, management, liquidity or other aspects of any of the bank's operations had become unsatisfactory, or that the bank or its management was in violation of any law or regulation, the FDIC may take a number of different remedial actions as it deems appropriate. These actions include the power to enjoin “unsafe or unsound” practices, to require affirmative actions to correct any conditions resulting from any violation or practice, to issue an administrative order that can be judicially enforced, to direct an increase in the bank’s capital, to restrict the bank’s growth, to assess civil monetary penalties against the bank’s officers or directors, to remove officers and directors and, if the FDIC concludes that such conditions cannot be corrected or there is an imminent risk of loss to depositors, to terminate the bank’s deposit insurance.
The CFPB has examination authority over banks with more than $10 billion in total assets as it relates to compliance with the federal consumer financial laws. Included among these laws are new standards prohibiting any financial institution from providing consumer financial products and services in an unfair, deceptive or abusive manner. As the Company continues to grow, its bank subsidiary will likely surpass this $10 billion threshold and be subject to the examination of the CFPB with respect to its consumer products and services.
Under Arizona law, the Arizona Department of Financial Institutions has many of the same remedial powers with respect to its state-chartered banks.
BON was previously placed under informal supervisory oversight by banking regulators in the form of a MOU, which addressed such matters as asset quality, credit administration and repossessed property, and a number of other items. The MOU was terminated, effective as of July 9, 2013.
Debit Interchange Fees. Section 1075 of the Dodd-Frank Act, often referred to as the Durbin Amendment, amends the federal Electronic Fund Transfer Act to set standards for the pricing of interchange transaction fees on electronic debit transactions, called "swipe fees." Currently, the Company’s bank subsidiary is not required to comply with the Durbin Amendment’s limitations on swipe fees due to an exemption for debit card issuers which, together with their affiliates, parent companies, and subsidiaries have assets of less than $10 billion. If the total consolidated assets of the Company pass the $10 billion threshold, WAB Consolidated will need to comply with the restrictions on swipe fees beginning on July 1 of the calendar year following the year in which we surpass the threshold. Losing the exemption from the Durbin Amendment’s requirements may negatively affect the amount of revenue we receive from swipe fees.
Capital Standards
Regulatory Capital Guidelines. The Federal Reserve and the FDIC have risk-based capital adequacy guidelines intended to measure capital adequacy with regard to the degree of risk associated with a banking organization’s operations for transactions reported on the balance sheet as assets and transactions, such as letters of credit and recourse arrangements, that are reported as off-balance-sheet items. The Company and WAB Consolidated are required to comply with these capital adequacy standards. Under these guidelines, the nominal dollar amounts of assets on the balance sheet and credit-equivalent amounts of off- balance-sheet items are multiplied by one of several risk adjustment percentages. These range from 0.0% for assets with low credit risk, such as cash and certain U.S. government securities, to 100.0% for assets with relatively higher credit risk, such as business loans. A banking organization’s risk-based capital ratios are obtained by dividing its Tier 1 capital and total qualifying capital (Tier 1 capital and a limited amount of Tier 2 capital) by its total risk-adjusted assets and certain off-balance-sheet items. Tier 1 capital consists of common stock, retained earnings, non-cumulative perpetual preferred stock, trust preferred securities up to a certain limit, and minority interests in certain subsidiaries, less most other intangible assets. Tier 2 capital consists of preferred stock not qualifying as Tier 1 capital, limited amounts of subordinated debt, other qualifying term debt, a limited amount of the allowance for loan and lease losses and certain other instruments that have some characteristics of equity. The inclusion of elements of Tier 2 capital as qualifying capital is subject to certain other requirements and limitations of the federal banking supervisory agencies. Since December 31, 1992, to be considered adequately capitalized, the Federal Reserve and the FDIC have required a minimum ratio of Tier 1 capital to risk-adjusted assets and certain off-balance-sheet items of 4.0% and a minimum ratio of qualifying total capital to risk-adjusted assets and certain off-balance-sheet items of 8.0%.
The Federal Reserve and the FDIC require banking organizations to maintain a minimum amount of Tier 1 capital relative to average total assets, referred to as the leverage ratio. The principal objective of the leverage ratio is to constrain the maximum degree to which a banking organization may leverage its equity capital base. For a banking organization rated in the highest of the five categories used by regulators to rate banking organizations, to be considered adequately capitalized, the minimum leverage ratio of Tier 1 capital to total assets is 3.0%. However, an institution with a 3.0% leverage ratio would be unlikely to receive the highest rating since a strong capital position is a significant part of the regulators’ rating criteria. All banking organizations not rated in the highest category must maintain an additional capital cushion of 100 to 200 basis points. The Federal Reserve and the FDIC have the discretion to set higher minimum capital requirements for specific institutions. Furthermore, the Federal Reserve has previously indicated that it may consider a “tangible Tier 1 capital leverage ratio” (thereby deducting all intangibles from Tier 1 capital) and other indicators of capital strength in evaluating proposals for expansion or new activities. The Company’s Tier 1 leverage ratio at December 31, 2013 was 9.8%. A bank that does not achieve and maintain the required capital levels may be issued a capital directive by the Federal Reserve or the FDIC, as appropriate, to ensure the maintenance of required capital levels.
The federal regulatory authorities’ risk-based capital guidelines are based upon the 1988 capital accord (“Basel I”) of the Basel Committee on Banking Supervision (the “Basel Committee”). The Basel Committee is a committee of central banks and bank supervisors/regulators from the major industrialized countries that develops broad policy guidelines for use by each country’s supervisors in determining the supervisory policies they apply. In 2004, the Basel Committee published a new capital accord (“Basel II”) to replace Basel I. Basel II provides two approaches for setting capital standards for credit risk – an internal ratings-based approach tailored to individual institutions’ circumstances and a standardized approach that bases risk weightings on external credit assessments to a much greater extent than permitted in existing risk-based capital guidelines. Basel II also would set capital requirements for operational risk and refine the existing capital requirements for market risk exposures. In July 2010, the Basel Committee adopted the key design elements for Basel III and, in September 2010, adopted the transition measures. The requirements of the Dodd-Frank Act have largely surpassed the regulatory requirements called for by Basel III. Regulators have begun the process of adopting standards required under the Dodd-Frank Act to remove reliance on credit rating agencies. In June 2012, the federal banking agencies announced three proposed rulemakings on proposed regulatory capital rules designed, in parts to implement the Basel III requirements and to implement the “standardized” approach of Basel II for non-core banks and bank holding companies. In July 2013, the Federal Reserve Board promulgated final rules and the FDIC promulgated interim final rules implementing Basel III, providing for a strengthened set of capital requirements, as well as the risk-weighting approached under Basel II.
The capital framework under the Basel III final rule will replace the existing regulatory capital rules for all banks, savings associations and U.S. bank holding companies with greater than $500 million in total assets, and all savings and loan holding companies. Effective on January 1, 2015 the final rules require:

•	A ratio of common equity tier 1 capital to total risk-weighted assets of not less than 4.5%;

•	A minimum leverage capital ratio of 4.0% for all banking organizations (currently 3.0% for certain banking organizations);

•	A minimum tier 1 risk-based capital ratio from 4.0% to 6.0%; and

•	A minimum total risk-based capital ratio at 8.0%.
In addition, the new regulations would subject a banking organization to certain limitations on capital distributions and discretionary bonus payments to executive officers if the organization did not maintain a capital conservation buffer of common equity tier 1 capital in an amount greater than 2.5% of its total risk-weighted assets. The effect of the capital conservation buffer will be to increase the minimum common equity tier 1 capital ratio to 7.0%, the minimum tier 1 risk-based capital ratio to 8.5% and the minimum total risk-based capital ratio to 10.5%.
The new regulations would also change the capital categories for insured depository institutions for purposes of prompt corrective action as, discussed more fully below.
The final Basel III framework also requires banks and bank holding companies to measure their liquidity against specific liquidity tests. Although similar in some respects to liquidity measures historically applied by banks and regulators for management and supervisory purposes, the Basel III framework would require specific liquidity tests by rule. In October 2013, the Federal Reserve approved a proposed rule implementing the Basel III liquidity framework, which requires certain covered financial institutions to maintain a minimum amount of liquid assets to withstand a 30-day standardized supervisory liquidity stress scenario. In general, the new liquidity rules apply only to large, complex banking organizations, and would not include a bank or bank holding company with fewer than $50 billion in total consolidated assets.
Additionally, under the new regulations, the method for calculating the ratios has been revised to generally enhance risk sensitivity as well as provide alternatives to credit ratings for calculating risk-weighted assets. We are currently reviewing the impact of the revised capital standards on WAB and the Company.
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
Prompt Corrective Action. Federal banking agencies possess broad powers to take corrective and other supervisory action to resolve the problems of insured depository institutions, including institutions that fall below one or more of the prescribed minimum capital ratios described above. The federal banking regulators are required to take “prompt corrective action” with respect to capital-deficient institutions. An institution that is classified based upon its capital levels as well-capitalized, adequately capitalized, or undercapitalized may be treated as though it was in the next lower capital category if its primary federal banking supervisory authority, after notice and opportunity for hearing, determines that an unsafe or unsound condition or practice warrants such treatment. At each successively lower capital category, an insured depository institution is subject to additional restrictions. A bank holding company must financially guarantee that a subsidiary bank that adopts a capital restoration plan will meet its plan obligations, in an amount not to exceed 5% of the subsidiary bank’s assets or the amount required to meet regulatory capital requirements, whichever is less. Any capital loans made by a bank holding company to a subsidiary bank are subordinated to the claims of depositors in the bank and to certain other indebtedness of the subsidiary bank. In the event of the bankruptcy of a bank holding company, any commitment by the bank holding company to a federal banking regulatory agency to maintain the capital of a subsidiary bank would be assumed by the bankruptcy trustee and would be entitled to priority of payment.
In addition to measures that may be taken under the prompt corrective action provisions, federal banking regulatory authorities may bring enforcement actions against banks and bank holding companies for unsafe or unsound practices in the conduct of their businesses or for violations of any law, rule or regulation, any condition imposed in writing by the appropriate federal banking regulatory authority or any written agreement with the authority. Possible enforcement actions include the appointment of a conservator or receiver, the issuance of a cease-and-desist order that could be judicially enforced, the termination of insurance of deposits (in the case of a depository institution), the imposition of civil money penalties, the issuance of directives to increase capital, the issuance of formal and informal agreements, including MOUs, the issuance of removal and prohibition orders against institution-affiliated parties and the enforcement of such actions through injunctions or restraining orders. In addition, a bank holding company’s inability to serve as a source of strength for its subsidiary banks could serve as an additional basis for a regulatory action against the bank holding company.
As mentioned above, in July 2013, the Federal Reserve Board promulgated a final rule and the FDIC promulgated an interim final rule implementing Basel III, providing revised prompt corrective action ratios effective on January 1, 2015. Under the new regulations, certain changes to the prompt corrective action ratios will be implemented, including an increase in the Tier I risk-based capital ratios as follows:

•	“Well capitalized” will increase from 6% or greater to 8% or greater;

•	“Adequately capitalized” will increase from 4% or greater to 6% or greater,

•	“Undercapitalized” will increase from less than 4% to less than 6%; and

•	“Significantly undercapitalized” will increase from less than 3% to less than 4%.
Additionally, an institution’s common equity Tier I risk based capital ratio would be required to be 6.5% or greater to be deemed “well capitalized,” 4.5% or greater to be considered “adequately capitalized,” 4.5% or less to be deemed “undercapitalized,” 3.0% or less to be deemed “significantly undercapitalized” and equal to or less than 2.0% to be deemed “critically undercapitalized.”
Dividends. The Company has never declared or paid cash dividends on its common stock. The Company currently intends to retain any future earnings for future growth and does not anticipate paying any cash dividends in the foreseeable future. Any determination in the future to pay dividends will be at the discretion of WAL's Board of Directors and will depend on the company’s earnings, financial condition, results of operations, business prospects, capital requirements, regulatory restrictions, contractual restrictions and other factors that the Board of Directors may deem relevant.
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
From time to time, the Company may become a party to financing agreements and other contractual obligations that have the effect of limiting or prohibiting the declaration or payment of dividends such as the Series B Preferred Stock it issued pursuant to the SBLF. So long as the SBLF Preferred Stock remains outstanding, the Company may only declare and pay dividends on its common stock if: 1) SBLF Preferred Stock dividend payments are current, and 2) the Company’s Tier 1 capital following payment of the common stock dividend would remain at or above the applicable threshold provided in Schedule A of the Certificate of Designations for the SBLF Preferred Stock. Additional restrictions on common stock dividends apply if the Company does not timely pay dividends on the SBLF Preferred Stock. Holding company expenses and obligations with respect to its outstanding trust preferred securities and corresponding subordinated debt also may limit or impair the Company’s ability to declare and pay dividends.
Since the Company has no significant assets other than the voting stock of its subsidiaries, it currently depends on dividends from WAB Consolidated and, to a lesser extent, its non-bank subsidiaries, for a substantial portion of its revenue and as the primary sources of its cash flow. The ability of a state non-member bank to pay cash dividends is restricted by federal law or regulations. For example, under the Federal Deposit Insurance Corporation Act, an insured institution may not pay a dividend if payment would cause it to become undercapitalized or if it is already undercapitalized. Furthermore, the FDIC has issued a policy statement indicating that banks should generally pay dividends only out of current operating earnings.
Arizona law also imposes restrictions on the ability of WAB to pay dividends. Under section 6-187 of the Arizona Revised Statutes, WAB may pay dividends on the same basis as any other Arizona corporation. Under section 10-640 of the Arizona Revised Statutes, a corporation may not make a distribution to shareholders if to do so would render the corporation insolvent or unable to pay its debts as they become due. However, an Arizona bank may not declare a non-stock dividend out of capital surplus without the approval of the Arizona Superintendent.
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

Selected Regulation of Banking Activities
Transactions with Affiliates. Banks are subject to restrictions imposed by Sections 23A and 23B of Federal Reserve Act and regulations adopted by the Federal Reserve thereunder with regard to extensions of credit to affiliates, investments in securities issued by affiliates and the use of affiliates’ securities as collateral for loans to any borrower. Specifically, the Company’s subsidiary bank may only engage in lending and other “covered transactions” with non-bank and non-savings bank affiliates to the following extent: 1) in the case of any single such affiliate, the aggregate amount of covered transactions of the bank and its subsidiaries may not exceed 10% of the capital stock and surplus of the bank; and 2) in the case of all affiliates, the aggregate amount of covered transactions of the bank and its subsidiaries may not exceed 20% of the capital stock and surplus of the bank. Covered transactions are also subject to certain collateralization requirements. “Covered transactions” are defined by statute to include a loan or extension of credit, as well as a purchase of securities issued by an affiliate, a purchase of assets (unless otherwise exempted by the Federal Reserve) from the affiliate, the acceptance of securities issued by the affiliate as collateral for a loan, and the issuance of a guarantee, acceptance or letter of credit on behalf of an affiliate. The Dodd-Frank Act has expanded the definition of covered transactions and increased the timing and other aspects of the collateral requirements associated with covered transactions. All covered transactions, including certain additional transactions (such as transactions with a third party in which an affiliate has a financial interest), must be conducted on prevailing market terms and on terms substantially the same, or at least as favorable, to the bank as those prevailing at that time for comparable transactions with or involving other non-affiliated persons. These laws and regulations may limit the ability of the Company to obtain funds from its subsidiary bank for its cash needs, including funds for payment of dividends, interest and operational expenses.
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
Banking Agency Loan Guidance. In December 2006, the Federal Reserve, FDIC and other federal banking agencies issued final guidance on sound risk management practices for concentrations in CRE, or CRE lending. The CRE guidance provided supervisory criteria, including numerical indicators to direct examiners in identifying institutions with potentially significant CRE loan concentrations that may warrant greater supervisory scrutiny. The CRE criteria do not constitute limits on CRE lending, but the CRE guidance does provide certain additional expectations, such as enhanced risk management practices and levels of capital, for banks with concentrations in CRE lending. The FDIC issued additional guidance in March 2008 reinforcing the 2006 guidance and addressing steps institutions with potentially significant CRE concentrations should take to reduce or mitigate the risk of the concentration.
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
Tying Arrangements. The Company and its subsidiary bank are prohibited from engaging in certain tying arrangements in connection with any extension of credit, sale or lease of property or furnishing of services. With certain exceptions for traditional banking services, the Company’s subsidiary bank may not condition an extension of credit to a customer on a requirement that the customer obtain additional credit, property or services from the bank, the Company or any of its other subsidiaries, that the customer provide some additional credit, property or services to the bank, the Company or any of the Company’s other subsidiaries or that the customer refrain from obtaining credit, property or other services from a competitor.
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
Consumer Protection Laws and Regulations
The banking regulatory authorities have increased their attention in recent years on compliance with the consumer protection laws and their implementing regulations. Examination and enforcement activities have become more intense in nature, and insured institutions have been advised to monitor carefully their compliance with such laws and regulations. Banks are subject to many federal consumer protection statutes and regulations, some of which are discussed below. The Dodd-Frank Act created the CFPB which has rulemaking and oversight authority of most federal consumer financial protection laws. On July 21, 2011, the rulemaking and certain enforcement authority for enumerated federal consumer financial protection laws was transferred to the CFPB. As a result of this transfer, the CFPB now has significant interpretive and enforcement authority with respect to many of the federal laws and regulations under which we operate. In accordance with this authority, the CFPB has officially transferred many of the regulations formerly administered by the Federal Reserve and the U.S. Department of Housing and Urban Development, to a new chapter of Title 12 of the Code of Federal Regulations maintained by the CFPB, many of which deal with consumer credit, account disclosures and residential mortgage lending. Although the CFPB did not make significant or substantive changes to the rules as part of this transfer, it now has authority to promulgate guidance and interpretations of these rules and regulations in a manner that could differ from prior interpretations of the other federal regulatory bodies.
Community Reinvestment Act. The CRA and its implementing regulations are intended to encourage insured depository institutions, while operating safely and soundly, to help meet the credit needs of their communities. The CRA specifically directs the federal regulatory agencies, when examining insured depository institutions, to assess a bank’s record of helping meet the credit needs of its entire community, including low- and moderate-income neighborhoods, consistent with safe and sound banking practices. The CRA further requires the agencies to take a financial institution’s record of meeting its community credit needs into account when evaluating applications for, among other things, domestic branches, mergers or acquisitions, and holding company formations. A CRA rating other than “outstanding” or “satisfactory” can substantially delay or block a transaction. Based upon their most recent CRA examinations, BON received a rating of “outstanding;” WAB received a rating of “satisfactory;” and TPB received a rating of “satisfactory.” WAB has not received a CRA examination since BON and TPB were consolidated into its charter.
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
Truth in Lending Act. The TILA is designed to ensure that credit terms are disclosed in a meaningful way so that consumers may compare credit terms more readily and knowledgeably. Under TILA, all creditors must use the same credit terminology to express rates and payments, including the annual percentage rate, the finance charge, the amount financed, the total of payments and the payment schedule, among other things.
Fair Housing Act. The FHA regulates many practices, and makes it unlawful for any lender to discriminate in its housing-related lending activities against any person because of race, color, religion, national origin, sex, handicap or familial status. A number of lending practices have been found by regulators and/or courts to be illegal under the FHA, including some practices that are not specifically mentioned in the FHA.
Home Mortgage Disclosure Act. The HMDA grew out of public concern over credit shortages in certain urban neighborhoods and provides public information that is intended to help to show whether financial institutions are serving the housing credit needs of the neighborhoods and communities in which they are located. The HMDA also includes a “fair lending” aspect that requires the collection and disclosure of data about applicant and borrower characteristics as a way of identifying possible discriminatory lending patterns and enforcing anti-discrimination statutes. Beginning with data reported for 2005, the amount of information that financial institutions collect and disclose concerning applicants and borrowers has expanded, which has increased the attention that HMDA data receives from state and federal banking supervisory authorities, community-oriented organizations and the general public.

Real Estate Settlement Procedures Act. The RESPA requires lenders to provide borrowers with disclosures regarding the nature and cost of real estate settlements. RESPA also prohibits certain practices perceived as abusive, such as kickbacks and fee-splitting without providing settlement services.
Penalties under the above laws may include fines, reimbursements and other penalties. Violation or inadequate compliance management also can result in one or more of the enforcement actions described above and could restrict the ability of a bank to engage in certain activities or transactions, such as mergers and acquisitions. Due to heightened regulatory concern related to compliance with these laws generally, the Company and its subsidiary bank may incur additional compliance costs or be required to expend additional funds for investments in its local community.
Predatory Lending. “Predatory lending” is a far-reaching concept and potentially covers a broad range of behavior. As such, it does not lend itself to a concise or comprehensive definition. However, predatory lending typically involves one or more of the following elements:

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
The HOEPA and regulations adopted by the Federal Reserve thereunder require certain disclosures and extend additional protection to borrowers in closed end consumer credit transactions, such as home repairs or renovation, that are secured by a mortgage on the borrower’s primary residence. The HOEPA disclosures and protections are applicable to such “high cost” transactions with any of the following features:

•
APR: The APR for first lien mortgage loans more than eight percentage points above the yield on U.S. Treasury securities having a comparable maturity or 10 percentage points on a subordinate lien mortgage loan; and

•
Points and Fees: The total points and fees paid in connection with the credit transaction exceed the greater of either 8% of the loan amount or a specified dollar amount that is inflation-adjusted each year.

Under regulations effective on January 10, 2014, the CFPB revised these thresholds as follows:

•	APR: The APR threshold is reduced to 6.5 percentage points on a first lien mortgage loan and 8.5 percentage points on a subordinate lien mortgage loan;

•
Points and Fees: The points and fees threshold is reduced to 5% of the total loan amount for a loan greater than $20,000 or the lesser of 8% or a $1,000. The $20,000 and $1,000 amounts will be adjusted annually for inflation; and

•
Prepayment Penalty: The new regulations add a third prepayment penalty threshold. A mortgage loan may also be a high cost transaction where a prepayment penalty 1) may be charged more than 36 months after consummation or account opening, or 2) is in an amount more than 2% of the amount prepaid.

In December 2008, the Federal Reserve issued rules under HOEPA in order to address certain practices in the subprime mortgage market. The proposed rules would require disclosures and additional protections or prohibitions on practices connected with “higher-priced mortgages,” including requiring creditors to verify a borrower’s income and assets, make a determination that the borrower had the ability to repay, prior to extending a higher-priced mortgage, and establish escrow accounts for property taxes and insurance. The FRB's rules defined a higher-priced mortgage as a closed-end loan secured by a consumer’s principal dwelling and with an interest rate exceeding the yield on comparable U.S. Treasury securities by at least 3 percentage points for first-lien loans, or 5 percentage points for subordinate-lien loans. Effective January 14, 2014, the CFPB revised these amounts to 1.5 percentage points for a first lien loan or 3.5% for a subordinate lien loan. In addition to existing protections, these regulations require a creditor extending a higher-priced mortgage to obtain one or more appraisals meeting certain specified standards, provide applicants with a notification regarding the use of the appraisals, and give applicants a copy of the written appraisals used.
In addition, the CFPB expanded the requirement that creditors verify a borrower's income and assets, and make a determination of the borrower’s ability to repay, to nearly all closed-end loans secured by a borrower’s principal residence. Failure to make such a determination provides a borrower with a defense to foreclosure by way of set off or recoupment equal to the sum of all finance charges and fees paid by the borrower, as well as actual damages, court costs and attorney fees. A creditor is not required to make such a determination where the mortgage meets certain statutory requirements to be considered a “qualified mortgage.” A mortgage loan will be considered a qualified mortgage where it is sold to Fannie Mae or Freddie Mac, or where it meets certain requirements, including a debt-to-income ratio of 43% or less and limits on points and fees. These requirements become effective on January 10, 2014.
Privacy. Under the GLBA, all financial institutions, including the Company, its bank subsidiary and certain of their non-banking affiliates and subsidiaries, are required to establish policies and procedures to restrict the sharing of non-public customer data with non-affiliated parties at the customer’s request and to protect customer data from unauthorized access. In addition, the FCRA includes many provisions concerning national credit reporting standards and permits consumers, including customers of our subsidiary bank, to opt out of information-sharing for marketing purposes among affiliated companies. The Fair and Accurate Credit Transactions Act of 2004 amended certain provisions of the FRCA, and requires banks and other financial institutions to notify their customers if they report negative information about them to a credit bureau or if they are granted credit on terms less favorable than those generally available. The CFPB has extensive rulemaking authority under the FCRA, and the Company and its subsidiary bank are subject to these provisions. We have developed policies and procedures for the Company and its subsidiary bank to maintain compliance and believe they is in compliance with all privacy, information sharing and notification provisions of the GLBA and the FCRA.
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
Compliance
In order to assure that the Company and WAB Consolidated are in compliance with the laws and regulations that apply to their operations, including those summarized herein, the Company and its subsidiary bank employ compliance and risk management staff. The Company is regularly examined by the FRB and WAB Consolidated is regularly examined by the FDIC and its respective state and federal banking agencies, as part of which their compliance with applicable laws and regulations is assessed.
Corporate Governance and Accounting Legislation
Sarbanes-Oxley Act of 2002. SOX was adopted for the stated purpose of increasing corporate responsibility, enhance penalties for accounting and auditing improprieties at publicly traded companies, and protect investors by improving the accuracy and reliability of corporate disclosures pursuant to the securities laws. It applies generally to all companies that file or are required to file periodic reports with the SEC under the Exchange Act, which includes Western Alliance. Under SOX, the SEC and securities exchanges adopted extensive additional disclosure, corporate governance and other related rules. Among its provisions, SOX subjects bonuses issued to top executives to disgorgement if a subsequent restatement of a company’s financial statements was due to corporate misconduct, prohibits an officer or director from misleading or coercing an auditor, prohibits insider trades during pension fund “blackout periods,” imposes new criminal penalties for fraud and other wrongful acts and extends the period during which certain securities fraud lawsuits can be brought against a company or its officers.
Anti-Money Laundering and Anti-Terrorism Legislation
Congress enacted the BSA to require financial institutions, including the Company and its subsidiary bank, to maintain certain records and to report certain transactions to prevent such institutions from being used to hide money derived from criminal activity and tax evasion. The BSA establishes, among other things: 1) record keeping requirements to assist government enforcement agencies in tracing financial transactions and flow of funds; 2) reporting requirements for Suspicious Activity Reports and Currency Transaction Reports to assist government enforcement agencies in detecting patterns of criminal activity; 3) enforcement provisions authorizing criminal and civil penalties for illegal activities and violations of the BSA and its implementing regulations; and 4) safe harbor provisions that protect financial institutions from civil liability for their cooperative efforts.
Title III of the USA PATRIOT Act of 2001 amended the BSA and incorporates anti-terrorist financing provisions into the requirements of the BSA and its implementing regulations. Among other things, the USA PATRIOT Act requires all financial institutions, including the Company, its subsidiary bank and several of their non-banking affiliates and subsidiaries, to institute and maintain a risk-based anti-money laundering compliance program that includes a customer identification program, provides for information sharing with law enforcement and between certain financial institutions by means of an exemption from the privacy provisions of the GLBA, prohibits U.S. banks and broker-dealers from maintaining accounts with foreign “shell” banks, establishes enhanced due diligence requirements for certain foreign correspondent banking and foreign private banking accounts and imposes additional record keeping requirements for certain correspondent banking arrangements. The USA PATRIOT Act also grants broad authority to the Secretary of the Treasury to take actions to combat money laundering, and federal bank regulators are required to evaluate the effectiveness of an applicant in combating money laundering in determining whether to approve any application submitted by a financial institution. The Company and its affiliates have adopted policies, procedures and controls to comply with the BSA and the USA PATRIOT Act, and they engage in relatively few transactions of any kind with foreign financial institutions or foreign persons.
The Treasury’s OFAC administers and enforces economic and trade sanctions against targeted foreign countries, entities and individuals based on U.S. foreign policy and national security goals. As a result, all U.S. Companies, including the Company, its affiliates and subsidiaries, must scrutinize transactions to ensure that they do not represent obligations of, or ownership interests in, entities owned or controlled by sanctioned targets. In addition, we and our subsidiary bank must restrict transactions with certain targeted countries except as permitted by OFAC.
Regulatory Reform
As noted throughout, the requirements of the Dodd-Frank Act call for a number of rulemakings, studies and regulatory guidance from Federal regulators. The Company and its bank continue to monitor this ongoing regulatory process to determine the level of impact that it will have on its operations and activities.
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
For a discussion of quantitative and qualitative disclosures about market risk, please see "Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Quantitative and Qualitative Disclosure about Market Risk.”

Item 8.	Financial Statements and Supplementary Data
Our Consolidated Financial Statements and Supplementary Data included in this Annual Report is immediately following the Index to Consolidated Financial Statements page to this Annual Report.

McGladrey LLP
Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders
Western Alliance Bancorporation
We have audited the accompanying consolidated balance sheets of Western Alliance Bancorporation and Subsidiaries (collectively referred to herein as the Company) as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2013. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 1992, and our report dated February 21, 2014 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
/s/ McGladrey LLP
Phoenix, Arizona
February 21, 2014

WESTERN ALLIANCE BANCORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2013	2012
	(in thousands, except per share amounts)
Assets:
Cash and due from banks	$134,906	$141,789
Interest-bearing deposits in other financial institutions	170,608	62,836
Cash and cash equivalents	305,514	204,625
Money market investments	2,632	664
Investment securities—measured at fair value	3,036	5,061
Investment securities—available-for-sale, at fair value; amortized cost of $1,404,048 at December 31, 2013 and $926,050 at December 31, 2012	1,370,696	939,590
Investment securities—held-to-maturity, at amortized cost; fair value of $281,704 at December 31, 2013 and $292,819 at December 31, 2012	283,006	291,333
Investments in restricted stock, at cost	30,186	30,936
Loans—held for sale	—	31,124
Loans—held for investment, net of deferred loan fees and costs	6,801,415	5,678,194
Less: allowance for credit losses	(100,050)	(95,427)
Total loans held for investment	6,701,365	5,582,767
Premises and equipment, net	120,174	107,910
Other assets acquired through foreclosure, net	66,719	77,247
Bank owned life insurance	140,562	138,336
Goodwill	23,224	23,224
Other intangible assets, net	4,150	6,539
Deferred tax assets, net	79,374	51,757
Prepaid expenses	4,778	12,029
Other assets	171,679	119,495
Total assets	$9,307,095	$7,622,637
Liabilities:
Deposits:
Non-interest-bearing demand	$2,199,983	$1,933,169
Interest-bearing	5,638,222	4,522,008
Total deposits	7,838,205	6,455,177
Customer repurchase agreements	71,192	79,034
Other borrowings	341,096	193,717
Junior subordinated debt, at fair value	41,858	36,218
Other liabilities	159,493	98,875
Total liabilities	8,451,844	6,863,021
Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred stock—par value $0.0001 and liquidation value per share of $1,000; 20,000,000 authorized; 141,000 shares issued and outstanding at December 31, 2013 and December 31, 2012	141,000	141,000
Common stock - par value $0.0001; 200,000,000 authorized; 87,186,403 shares issued and outstanding at December 31, 2013 and 86,465,050 at December 31, 2012	9	9
Additional paid in capital	797,146	784,852
Accumulated deficit	(61,358)	(174,471)
Accumulated other comprehensive (loss) income	(21,546)	8,226
Total stockholders’ equity	855,251	759,616
Total liabilities and stockholders’ equity	$9,307,095	$7,622,637
See accompanying Notes to Consolidated Financial Statements.

WESTERN ALLIANCE BANCORPORATION AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENTS

	Year Ended December 31,
	2013	2012	2011
	(in thousands, except per share amounts)
Interest income:
Loans, including fees	$326,714	$280,985	$261,443
Investment securities—taxable	23,006	22,311	28,712
Investment securities—tax-exempt	7,376	10,469	2,013
Dividends—taxable	1,363	1,207	1,124
Dividends—tax-exempt	2,658	2,815	2,570
Other	1,538	508	729
Total interest income	362,655	318,295	296,591
Interest expense:
Deposits	16,335	16,794	27,977
Other borrowings	11,506	9,116	8,282
Junior subordinated debt	1,823	1,928	2,328
Customer repurchase agreements	96	194	336
Total interest expense	29,760	28,032	38,923
Net interest income	332,895	290,263	257,668
Provision for credit losses	13,220	46,844	46,188
Net interest income after provision for credit losses	319,675	243,419	211,480
Non-interest income:
Service charges and fees	9,920	9,452	9,102
Income from bank owned life insurance	4,809	4,439	5,372
Amortization of affordable housing investments	(5,018)	(1,779)	—
(Loss) gain on sales of securities, net	(1,195)	3,949	4,798
Securities impairment charges recognized in earnings	—	—	(226)
Mark to market (losses) gains, net	(6,483)	653	5,621
Loss on extinguishment of debt	(1,387)	—	—
Bargain purchase gain from acquisition	10,044	17,562	—
Other fee revenue	3,963	3,564	3,453
Other income	2,576	6,886	6,337
Total non-interest income	17,229	44,726	34,457
Non-interest expense:
Salaries and employee benefits	113,434	105,044	93,140
Occupancy	19,126	18,815	19,972
Legal, professional and directors’ fees	13,633	10,237	9,751
Data processing	7,952	5,749	3,566
Insurance	8,094	8,511	11,045
Marketing	2,581	2,306	2,147
Loan and repossessed asset expenses	4,246	6,675	8,126
Customer service	2,897	2,604	3,336
Net (gain) loss on sales / valuations of repossessed assets and bank premises, net	(2,387)	4,207	24,592
Intangible amortization	2,388	3,256	3,559
Goodwill and intangible impairment	—	3,435	—
Merger / restructure expenses	5,752	2,819	1,564
Other expense	18,550	15,202	14,800
Total non-interest expense	196,266	188,860	195,598
Income from continuing operations before provision for income taxes	140,638	99,285	50,339
Income tax expense	25,254	23,961	16,849
Income from continuing operations	115,384	75,324	33,490
Loss from discontinued operations, net of tax benefit	(861)	(2,490)	(1,996)
Net income	114,523	72,834	31,494
Dividends on preferred stock	1,410	3,793	16,206
Net income available to common shareholders	$113,113	$69,041	$15,288

	Year Ended December 31,
	2013	2012	2011
	(in thousands, except per share amounts)
Earnings per share from continuing operations:
Basic	$1.33	$0.87	$0.21
Diluted	1.32	0.86	0.21
Loss per share from discontinued operations:
Basic	(0.01)	(0.03)	(0.02)
Diluted	(0.01)	(0.03)	(0.02)
Earnings per share applicable to common shareholders:
Basic	1.32	0.84	0.19
Diluted	1.31	0.83	0.19
Weighted average number of common shares outstanding:
Basic	85,682	82,285	80,909
Diluted	86,541	82,912	81,183
Dividends declared per common share	$—	$—	$—
See accompanying Notes to Consolidated Financial Statements.

WESTERN ALLIANCE BANCORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2013	2012	2011
	(in thousands)
Net income	$114,523	$72,834	$31,494
Other comprehensive (loss) income, net:
Unrealized (loss) gain on AFS securities, net of tax effect of $18,240, $(8,974), $(4,205) for each respective period presented	(30,503)	15,842	7,194
Impairment loss on securities, net of tax effect of $(82) for the respective period presented	—	—	144
Unrealized (loss) gain on cash flow hedge, net of tax effect of $10, $284, $(303) for each respective period presented	(17)	(502)	519
Realized loss (gain) on sale of AFS securities included in income, net of tax effect of $(447), $1,428, $1,770 for each respective period presented	748	(2,521)	(3,028)
Net other comprehensive (loss) income	(29,772)	12,819	4,829
Comprehensive income	$84,751	$85,653	$36,323
See accompanying Notes to Consolidated Financial Statements.

WESTERN ALLIANCE BANCORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Preferred Stock		Common Stock		Additional Paid in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated (Deficit)	Total Stockholders’ Equity

	Shares	Amount	Shares	Amount
				(in thousands)
Balance, December 31, 2010	140	$130,827	81,669	$8	$739,561	$(9,422)	$(258,800)	$602,174
Net income	—	—	—	—	—	—	31,494	31,494
Exercise of stock options	—	—	53	—	362	—	—	362
Stock-based compensation	—	—	304	—	2,692	—	—	2,692
Restricted stock grants, net	—	—	336	—	1,580	—	—	1,580
Preferred stock redemption and accelerated accretion of preferred stock discount	(140)	(133,086)	—	—	—	—	(6,914)	(140,000)
Issuance of preferred stock	141	141,000	—	—	—	—	—	141,000
Dividends on preferred stock	—	—	—	—	—	—	(7,033)	(7,033)
Accretion on preferred stock discount	—	2,259	—	—	—	—	(2,259)	—
Repurchase of warrant	—	—	—	—	(415)	—	—	(415)
Other comprehensive income, net	—	—	—	—	—	4,829	—	4,829
Balance, December 31, 2011	141	$141,000	82,362	$8	$743,780	$(4,593)	$(243,512)	$636,683
Net income	—	—	—	—	—	—	72,834	72,834
Issuance of common stock, net (1)	—	—	2,966	1	31,952	—	—	31,953
Exercise of stock options	—	—	397	—	2,802	—	—	2,802
Stock-based compensation	—	—	183	—	1,939	—	—	1,939
Restricted stock grants, net	—	—	557	—	4,379	—	—	4,379
Dividends on preferred stock	—	—	—	—	—	—	(3,793)	(3,793)
Other comprehensive income, net	—	—	—	—	—	12,819	—	12,819
Balance, December 31, 2012	141	$141,000	86,465	$9	$784,852	$8,226	$(174,471)	$759,616
Net income	—	—	—	—	—	—	114,523	114,523
Exercise of stock options	—	—	440	—	4,595	—	—	4,595
Stock-based compensation	—	—	131	—	3,547	—	—	3,547
Restricted stock grants, net	—	—	150	—	4,152	—	—	4,152
Dividends on preferred stock	—	—	—	—	—	—	(1,410)	(1,410)
Other comprehensive loss, net	—	—	—	—	—	(29,772)	—	(29,772)
Balance, December 31, 2013	141	$141,000	87,186	$9	$797,146	$(21,546)	$(61,358)	$855,251
(1) Net of offering costs of $24
See accompanying Notes to Consolidated Financial Statements.

WESTERN ALLIANCE BANCORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	December 31,
	2013	2012	2011
	(in thousands)
Cash flows from operating activities:
Net income	$114,523	$72,834	$31,494
Adjustments to reconcile net income to cash provided by operating activities:
Provision for credit losses	13,220	46,844	46,188
Depreciation and amortization	9,237	9,625	10,623
Stock-based compensation	7,699	6,318	4,272
Excess tax benefit of stock-based compensation	(1,552)	(293)	—
Deferred income taxes and income taxes receivable	(12,403)	21,722	15,303
Net amortization of discounts and premiums for investment securities	9,727	10,799	8,339
Goodwill and intangible impairment	—	3,435	—
Accretion and amortization of fair market value adjustments due to acquisitions	(12,858)	(1,785)	—
Income from bank owned life insurance	(4,809)	(4,439)	(5,372)
Securities impairment	—	—	226
(Gains) / Losses on:
Sales of securities, AFS	1,195	(3,949)	(4,798)
Acquisitions	(10,044)	(17,562)	—
Extinguishment of debt	1,387	—	—
Other assets acquired through foreclosure, net	(5,924)	(727)	3,424
Valuation adjustments of other repossessed assets, net	3,743	5,029	20,598
Sale of premises and equipment, net	(206)	(96)	673
Sale of minority interest in Miller / Russell & Associates, Inc.	—	(892)	—
Changes in, net of acquisitions:
Other assets	32,313	4,942	9,216
Other liabilities	13,318	9,402	7,910
Fair value of assets and liabilities measured at fair value	6,483	(653)	(5,621)
Net cash provided by operating activities	165,049	160,554	142,475
Cash flows from investing activities:
Investment securities - measured at fair value
Principal pay downs and maturities	1,881	1,355	4,919
Proceeds from sales	—	—	2,907
Investment securities - available-for-sale
Purchases	(729,768)	(322,283)	(843,813)
Principal pay downs and maturities	208,228	365,477	324,160
Proceeds from sales	63,153	225,296	506,162
Investment securities - held-to-maturity
Purchases	—	(13,584)	(239,627)
Principal pay downs and maturities	5,375	5,735	640
Purchase of investment tax credits	(40,355)	(24,297)	—
(Purchase) / sale of money market investments, net	(1,968)	6,679	30,390
Proceeds from bank owned life insurance	2,582	—	—
Liquidation of restricted stock	750	2,584	3,357
Loan fundings and principal collections, net	(728,793)	(915,689)	(644,092)
Sale and purchase of premises and equipment, net	(18,873)	(8,554)	1,089
Proceeds from sale of other real estate owned and repossessed assets, net	43,242	40,964	41,480
Cash and cash equivalents acquired in acquisition, net	21,204	51,209	—
Net cash used in investing activities	(1,173,342)	(585,108)	(812,428)

	December 31,
	2013	2012	2011
	(in thousands)
Cash flows from financing activities:
Net increase in deposits	1,045,173	679,474	320,071
Net increase (decrease) in borrowings	70,159	(204,592)	294,217
Repayment on other borrowings	(10,887)	—	—
Proceeds from exercise of common stock options	4,595	2,802	362
Proceeds from issuance of preferred stock	—	—	141,000
Redemption of preferred stock	—	—	(140,000)
Repurchase of warrant	—	—	(415)
Excess tax benefit of stock-based compensation	1,552	293	—
Cash dividends paid on preferred stock	(1,410)	(3,793)	(7,033)
Net cash provided by financing activities	1,109,182	474,184	608,202
Net increase in cash and cash equivalents	100,889	49,630	(61,751)
Cash and cash equivalents at beginning of year	204,625	154,995	216,746
Cash and cash equivalents at end of period	$305,514	$204,625	$154,995
Supplemental disclosure:
Cash paid during the period for:
Interest	$28,613	$28,953	$40,301
Income taxes	19,105	1,740	—
Non-cash investing and financing activity:
Transfers to other assets acquired through foreclosure, net	24,911	28,315	46,951
Unfunded commitments to purchase investment tax credits	50,000	53,203	—
Non-cash assets acquired in acquisitions	410,827	116,772	—
Non-cash liabilities acquired in acquisitions	421,987	118,443	—
Change in unrealized (loss) gain on AFS securities, net of tax	(29,755)	13,321	4,310
Change in unrealized (loss) gain on cash flow hedge, net of tax	(17)	(502)	519
See accompanying Notes to Consolidated Financial Statements.

WESTERN ALLIANCE BANCORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Nature of operation
WAL, incorporated under the laws of the state of Nevada, is a bank holding company providing full service banking and related services to locally owned businesses, professional firms, real estate developers and investors, local non-profit organizations, high net worth individuals and other consumers through its wholly-owned subsidiary bank: WAB Consolidated, doing business as ABA in Arizona, as FIB in Northern Nevada, as BON in Southern Nevada, and as TPB in California. In addition, the Company has two non-bank subsidiaries, WAEF, which offers equipment finance nationwide and LVSP, which holds and manages certain non-performing loans and OREO. These entities are collectively referred to herein as the "Company."
Basis of presentation
The accounting and reporting policies of the Company are in accordance with GAAP and conform to practices within the financial services industry. The accounts of the Company and its consolidated subsidiaries are included in these Consolidated Financial Statements. All significant intercompany balances and transactions have been eliminated.
Use of estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant changes in the near term relate to the determination of the allowance for credit losses; estimated cash flows related to PCI loans; fair value determinations related to acquisitions; determination of the valuation allowance related to deferred tax assets. Although management believes these estimates to be reasonably accurate, actual amounts may differ. In the opinion of management, all adjustments considered necessary have been reflected in the Consolidated Financial Statements during their preparation.
Principles of consolidation
For the financial statement periods presented, WAL had 11 wholly-owned subsidiaries: BON, WAB and TPB, which were all banking subsidiaries; WAEF, which provides equipment finance services; LVSP, which manages certain non-performing assets; and six unconsolidated subsidiaries used as business trusts in connection with issuance of trust-preferred securities. On December 31, 2013, the Company consolidated its three bank subsidiaries under one bank charter, WAB Consolidated. As the bank mergers did not meet the definition of a business combination under the guidance of ASC 805, Business Combinations, the entities were combined in a method similar to a pooling of interests. In addition, until October 31, 2012, WAL maintained an 80 percent interest in Shine, a registered investment advisor. On October 31, 2012, the Company sold its interest in Shine. The sale transaction did not have a material impact to the Company’s consolidated financial statements.
BON had three wholly-owned subsidiaries: BW Real Estate, Inc., which operates as a real estate investment trust and holds certain of BON’s real estate loans and related securities; BON Investments, Inc., which holds certain investment securities, municipal loans and leases; and BW Nevada Holdings, LLC, which owns the Company’s 2700 West Sahara Avenue, Las Vegas, Nevada office building.
WAB had one wholly-owned subsidiary, WAB Investments, Inc., which holds certain investment securities, municipal loans and leases, and TPB had one wholly-owned subsidiary, TPB Investments, Inc., which holds certain investment securities, municipal loans and leases.
As of December 31, 2013, all the wholly-owned subsidiaries of BON and TPB became subsidiaries of WAB Consolidated upon the charter consolidation.
The Company does not have any other significant entities that should be considered for consolidation. All significant intercompany balances and transactions have been eliminated in consolidation.
Reclassifications
Certain amounts in the consolidated financial statements as of and for the years ended December 31, 2013 and 2012 have been reclassified to conform to the current presentation. The reclassifications have no effect on net income or stockholders’ equity as previously reported.

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
Cash reserve requirements
Depository institutions are required by law to maintain reserves against their transaction deposits. The reserves must be held in cash or with the FRB and banks are permitted to meet this requirement by maintaining the specified amount as an average balance over a two-week period. The total of reserve balances was approximately $19.1 million and $15.3 million as of December 31, 2013 and 2012, respectively.
Investment securities
Investment securities may be classified as HTM, AFS or trading. The appropriate classification is initially decided at the time of purchase. Securities classified as HTM are those debt securities the Company has both the intent and ability to hold to maturity regardless of changes in market conditions, liquidity needs or general economic conditions. These securities are carried at amortized cost. The sale of a security within three months of its maturity date or after the majority of the principal outstanding has been collected is considered a maturity for purposes of classification and disclosure.
Securities classified as AFS or trading are reported as an asset on the Consolidated Balance Sheets at their estimated fair value. As the fair value of AFS securities changes, the changes are reported net of income tax as an element of OCI, except for impaired securities. When AFS securities are sold, the unrealized gain or loss is reclassified from OCI to non-interest income. The changes in the fair values of trading securities are reported in non-interest income. Securities classified as AFS are both equity and debt securities the Company intends to hold for an indefinite period of time, but not necessarily to maturity. Any decision to sell a security classified as AFS would be based on various factors, including significant movements in interest rates, changes in the maturity mix of the Company’s assets and liabilities, liquidity needs, decline in credit quality, and regulatory capital considerations.
Interest income is recognized based on the coupon rate and increased by accretion of discounts earned or decreased by the amortization of premiums paid over the contractual life of the security using the interest method. For mortgage-backed securities, estimates of prepayments are considered in the constant yield calculations.
In estimating whether there are any OTTI losses, management considers the 1) length of time and the extent to which the fair value has been less than amortized cost; 2) financial condition and near term prospects of the issuer; 3) impact of changes in market interest rates; and 4) intent and ability of the Company to retain its investment for a period of time sufficient to allow for any anticipated recovery in fair value and it is not more likely than not the Company would be required to sell the security.
Declines in the fair value of individual debt securities available for sale that are deemed to be other than temporary are reflected in earnings when identified. The fair value of the debt security then becomes the new cost basis. For individual debt securities where the Company does not intend to sell the security and it is not more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis, the other than temporary decline in fair value of the debt security related to 1) credit loss is recognized in earnings; and 2) market or other factors is recognized in other comprehensive income or loss. Credit loss is recorded if the present value of cash flows is less than amortized cost.
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
Restricted stock
WAB Consolidated is a member of the FHLB system and maintains an investment in capital stock of the FHLB based on the borrowing capacity used. The Company also maintains an investment in its primary correspondent bank. These investments are considered equity securities with no actively traded market. Therefore, the shares are considered restricted investment securities. These investments are carried at cost, which is equal to the value at which they may be redeemed. The dividend income received from the stock is reported in interest income. Our investment in FHLB stock is carried at cost. We conduct a periodic review and evaluation of our FHLB stock to determine if any impairment exists.
Loans held for sale
Generally, the Company does not originate or purchase loans for resale. Loans held for sale are carried at the lower of cost or fair value. Loans held for sale at December 31, 2012 consisted of the discontinued affinity credit card business, PartnersFirst, which was held at the lower of cost or fair value on an aggregate basis of $31.1 million. On October 1, 2013, the Company completed the sale of certain receivables related to PartnersFirst.
Loans, interest and fees from loans
The Company generally holds loans for investment and has the intent and ability to hold loans until their maturity. Therefore, they are reported at book value. Net loans are stated at the amount of unpaid principal, reduced by unearned loan fees and allowance for credit losses. Purchased loans are recorded at estimated fair value on the date of purchase.
The Company may acquire loans through a business combination or in a purchase for which differences may exist between the contractual cash flows and the cash flows expected to be collected due, at least in part, to credit quality. Loans are evaluated individually to determine if there is credit deterioration since origination. Such loans may then be aggregated and accounted for as a pool of loans based on common characteristics. When the Company acquires such loans, the yield that may be accreted (accretable yield) is limited to the excess of the Company’s estimate of undiscounted cash flows expected to be collected over the Company’s initial investment in the loan. The excess of contractual cash flows over the cash flows expected to be collected may not be recognized as an adjustment to yield, loss, or a valuation allowance. Subsequent increases in cash flows expected to be collected generally are recognized prospectively through adjustment of the loan’s yield over the remaining life. Subsequent decreases to cash flows expected to be collected are recognized as impairment. The Company may not “carry over” or create a valuation allowance in the initial accounting for loans acquired under these circumstances. For additional information, see "Note 4. Loans, Leases and Allowance for Credit Losses" of these Notes to Consolidated Financial Statements.
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
Impaired loans: A loan is identified as impaired when it is probable that interest and principal will not be collected according to the contractual terms of the original loan agreement. Generally, impaired loans are classified as nonaccrual. However, in certain instances, impaired loans may continue on an accrual basis, such as loans classified as impaired due to doubt regarding collectability according to contractual terms, that are both fully secured by collateral and are current in their interest and principal payments. Impaired loans are measured for reserve requirements in accordance with ASC Topic 310, Receivables, based on the present value of expected future cash flows discounted at the loan's effective interest rate or, as a practical expedient, at the loan's observable market price or the fair value of the collateral less applicable disposition costs if the loan is collateral dependent. The amount of an impairment reserve, if any, and any subsequent changes are charged against the allowance for credit losses. In addition to our own internal loan review process, the FDIC may from time to time direct the Company to modify loan grades, loan impairment calculations or loan impairment methodology.
Troubled Debt Restructured Loans: A TDR loan is a loan on which the bank, for reasons related to a borrower’s financial difficulties, grants a concession to the borrower that the bank would not otherwise consider. The loan terms that have been modified or restructured due to a borrower’s financial situation include, but are not limited to, a reduction in the stated interest rate, an extension of the maturity or renewal of the loan at an interest rate below current market, a reduction in the face amount of the debt, a reduction in the accrued interest, extensions, deferrals, renewals and rewrites. A TDR loan is also considered impaired. Generally, a loan that is modified at an effective market rate of interest may no longer be disclosed as a TDR in years subsequent to the restructuring if it is performing based on the terms specified by the restructuring agreement.
Allowance for credit losses
Credit risk is inherent in the business of extending loans and leases to borrowers. Like other financial institutions, the Company must maintain an adequate allowance for credit losses. The allowance for credit losses is established through a provision for credit losses charged to expense. Loans are charged against the allowance for credit losses when management believes that the contractual principal or interest will not be collected. Subsequent recoveries, if any, are credited to the allowance. The allowance is an amount believed adequate to absorb estimated probable losses on existing loans that may become uncollectable, based on evaluation of the collectability of loans and prior credit loss experience, together with other factors. The Company formally re-evaluates and establishes the appropriate level of the allowance for credit losses on a quarterly basis.
The Company’s allowance for credit loss methodology incorporates several quantitative and qualitative risk factors used to establish the appropriate allowance for credit losses at each reporting date. Quantitative factors include our historical loss experience, delinquency and charge-off trends, collateral values, changes in the level of nonperforming loans and other factors. Qualitative factors include the economic condition of our operating markets and the state of certain industries. Specific changes in the risk factors are based on actual loss experience, as well as perceived risk of similar groups of loans classified by collateral type, purpose and term. An internal five-year loss history is also incorporated into the allowance calculation model. Due to the credit concentration of our loan portfolio in real estate secured loans, the value of collateral is heavily dependent on real estate values in Nevada, Arizona and California, which, in some cases, have declined substantially from their peak. While management uses the best information available to make its evaluation, future adjustments to the allowance may be necessary if there are significant changes in economic or other conditions. In addition, the FDIC and state bank regulatory agencies, as an integral part of their examination processes, periodically review our subsidiary bank's allowances for credit losses, and may require us to make additions to our allowance based on their judgment about information available to them at the time of their examinations. Management regularly reviews the assumptions and formulae used in determining the allowance and makes adjustments if required to reflect the current risk profile of the portfolio.
The allowance consists of specific and general components. The specific allowance relates to impaired loans. In general, impaired loans include those where interest recognition has been suspended, loans that are more than 90 days delinquent but because of adequate collateral coverage, income continues to be recognized, and other criticized and classified loans not paying substantially according to the original contract terms. For such loans, an allowance is established when the discounted cash flows, collateral value or observable market price of the impaired loan are lower than the carrying value of that loan, pursuant to ASC 310, Receivables. Loans not collateral dependent are evaluated based on the expected future cash flows discounted at the original contractual interest rate. The amount to which the present value falls short of the current loan obligation will be set up as a reserve for that account or charged-off.
The Company uses an appraised value method to determine the need for a reserve on impaired, collateral dependent loans and further discounts the appraisal for disposition costs. Generally, the Company obtains independent collateral valuation analysis for each loan every twelve months.
The general allowance covers all non-impaired loans and is based on historical loss experience adjusted for the various qualitative and quantitative factors listed above.
Transfers of financial assets
Transfers of financial assets are accounted for as sales when control over the assets has been surrendered. Control over transferred assets is deemed surrendered when the 1) assets have been isolated from the Company; 2) transferee obtains the right to pledge or exchange the transferred assets; and 3) Company no longer maintains effective control over the transferred assets through an agreement to repurchase the transferred assets before maturity.

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
As with outstanding loans, the Company applies qualitative factors and utilization rates to its off-balance sheet obligations in determining an estimate of losses inherent in these contractual obligations. The estimate for credit losses on off-balance sheet instruments is included within other liabilities and the charge to income that establishes this liability is included in non-interest expense.
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

Years
Bank premises	31
Furniture, fixtures and equipment	3 - 10
Leasehold improvements	3 - 10
Management periodically reviews premises and equipment in order to determine if facts and circumstances suggest that the value of an asset is not recoverable.
Goodwill and other intangible assets
The Company recorded as goodwill the excess of the purchase price over the fair value of the identifiable net assets acquired in accordance with applicable guidance. Under new guidance, on at least an annual basis, the Company can first elect to assess, through qualitative factors, whether it is more likely than not that goodwill is impaired. Pursuant to this guidance, if the qualitative assessment indicates potential impairment, the Company will proceed with the two-step process. The first step tests for impairment, while the second step, if necessary, measures the impairment. The resulting impairment amount, if any, is charged to current period earnings as non-interest expense.
The Company’s intangible assets consist of core deposit intangible assets that are amortized over periods ranging from 5 to 12 years. The Company evaluates the remaining useful lives of its core deposit intangible assets each reporting period, as required by ASC 350, Intangibles—Goodwill and Other, to determine whether events and circumstances warrant a revision to the remaining period of amortization. If the estimate of an intangible asset’s remaining useful life has changed, the remaining carrying amount of the intangible asset is amortized prospectively over that revised remaining useful life. The Company has not revised its estimates of the useful lives of its core deposit intangibles during the years ended December 31, 2013, 2012 or 2011.
Other assets acquired through foreclosure
Other assets acquired through foreclosure consist primarily of properties acquired as a result of, or in-lieu-of, foreclosure. Properties or other assets (primarily repossessed assets formerly leased) are classified as OREO and other repossessed property and are initially reported at fair value of the asset less estimated selling costs. Subsequent adjustments are based on the lower of carrying value or fair value, less estimated costs to sell the property. Costs relating to the development or improvement of the assets are capitalized and costs relating to holding the assets are charged to non-interest expense. Property is evaluated regularly to ensure the recorded amount is supported by its current fair value and valuation allowances.
Investments in low income housing credits
During 2013, the Company has invested in Limited Partnerships formed for the purpose of investing in low income housing projects, which qualify for federal LIHTCs. These investments are expected to generate tax credits over the next ten years. The investment is accounted for under the equity method of accounting. At December 31, 2013, other assets included $125.3 million related to this investment and other liabilities included $66.6 million related to future unconditional equity commitments. At December 31, 2012, other assets included $75.7 million related to this investment and other liabilities included $53.2 million related to future unconditional equity commitments.
Bank owned life insurance
BOLI is stated at its cash surrender value with changes recorded in other non-interest income in the Consolidated Income Statements. The face amount of the underlying policies including death benefits was $323.9 million and $326.1 million as of December 31, 2013 and 2012, respectively. There are no loans offset against cash surrender values, and there are no restrictions as to the use of proceeds.
Customer repurchase agreements
The Company enters into repurchase agreements with customers whereby it pledges securities against overnight investments made from the customer’s excess collected funds. The Company records these at the amount of cash received in connection with the transaction.
Stock compensation plans
The Company has the Incentive Plan, as amended, which is described more fully in "Note 13. Stockholders' Equity" of these Notes to Consolidated Financial Statements. Compensation expense for stock options and non-vested restricted stock awards is based on the fair value of the award on the measurement date, which, for the Company, is the date of the grant and is recognized ratably over the service period of the award. The Company utilizes the Black-Scholes option-pricing model to calculate the fair value of stock options. The fair value of non-vested restricted stock awards is the market price of the Company’s stock on the date of grant.
For stock options granted to the directors of its subsidiaries, which do not meet the definition of an employee under ASC 718, Compensation, the Company applies ASC 505, Equity to determine the measurement date for options granted to these directors. Therefore, the expense related to these options is re-measured each reporting date until the options are vested.
See "Note 13. Stockholders' Equity" of these Notes to Consolidated Financial Statements for further discussion of stock options, stock warrants and restricted stock awards.
Business combinations
Business combinations are accounted for under the acquisition method of accounting in accordance with ASC 805, Business Combinations. Under the acquisition method the acquiring entity in a business combination recognizes all of the acquired assets and assumed liabilities at their estimated fair values as of the date of acquisition. Any excess of the purchase price over the fair value of net assets and other identifiable intangible assets acquired is recorded as goodwill. To the extent the fair value of net assets acquired, including identified intangible assets, exceeds the purchase price, a bargain purchase gain is recognized. Assets acquired and liabilities assumed from contingencies must also be recognized at fair value, if the fair value can be determined during the measurement period. Results of operations of an acquired business are included in the statement of earnings from the date of acquisition. Acquisition-related costs, including conversion and restructuring charges, are expensed as incurred.
Derivative financial instruments
The Company uses interest-rate swaps to mitigate interest-rate risk associated with changes to 1) the fair value of certain fixed-rate financial instruments (fair value hedges) and 2) certain cash flows related to future interest payments on variable rate financial instruments (cash flow hedges).
The Company recognizes derivatives as assets or liabilities in the Consolidated Balance Sheets at their fair value in accordance with ASC 815, Derivatives and Hedging. The accounting for changes in the fair value of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and, further, on the type of hedging relationship.

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
For a fair value hedge, the change in the fair value of the derivative instrument is recognized in non-interest income in the Consolidated Income Statement. For a cash flow hedge, the effective portion of the change in the fair value of the derivative is recorded in AOCI and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Any ineffective portion of the change in fair value of a cash flow hedge is recognized immediately in non-interest income in the Consolidated Income Statement. Under both the fair value and cash flow hedge scenarios, changes in the fair value of derivatives not considered to be highly effective in hedging the change in fair value or the expected cash flows of the hedged item are recognized in earnings as non-interest income during the period of the change.
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
The Company occasionally purchases a financial instrument or originates a loan that contains an embedded derivative instrument. Upon purchasing the instrument or originating the loan, the Company assesses whether the economic characteristics of the embedded derivative are clearly and closely related to the economic characteristics of the remaining component of the financial instrument (i.e., the host contract) and whether a separate instrument with the same terms as the embedded instrument would meet the definition of a derivative instrument. When it is determined that 1) the embedded derivative possesses economic characteristics that are not clearly and closely related to the economic characteristics of the host contract and 2) a separate instrument with the same terms would qualify as a derivative instrument, the embedded derivative is separated from the host contract and carried at fair value. However, in cases where 1) the host contract is measured at fair value, with changes in fair value reported in current earnings, or 2) the Company is unable to reliably identify and measure an embedded derivative for separation from its host contract, the entire contract is carried on the Consolidated Balance Sheet at fair value and is not designated as a hedging instrument.
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

•	Level 1 - Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.

•
Level 2 - Inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. These might include quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, inputs other than quoted prices that are observable for the asset or liability (such as interest rates, prepayment speeds, volatilities, etc.) or model-based valuation techniques where all significant assumptions are observable, either directly or indirectly, in the market.

•
Level 3 - Valuation is generated from model-based techniques where one or more significant inputs are not observable, either directly or indirectly, in the market. These unobservable assumptions reflect the Company’s own estimates of assumptions that market participants would use in pricing the asset or liability. Valuation techniques may include use of matrix pricing, discounted cash flow models and similar techniques.

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
ASC 825, Financial Instruments, requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate that value.
Management uses its best judgment in estimating the fair value of the Company’s financial instruments; however, there are inherent limitations in any estimation technique. Therefore, for substantially all financial instruments, the fair value estimates presented herein are not necessarily indicative of the amounts the Company could have realized in a sales transaction at December 31, 2013 and 2012. The estimated fair value amounts for December 31, 2013 and 2012 have been measured as of period-end, and have not been reevaluated or updated for purposes of these Consolidated Financial Statements subsequent to those dates. As such, the estimated fair values of these financial instruments subsequent to the reporting date may be different than the amounts reported at the period-end.
The information in "Note 16. Fair Value Accounting" in these Notes to Consolidated Financial Statements should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only required for a limited portion of the Company’s assets and liabilities.
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

Investment securities
The fair values of U.S. Treasuries, corporate debt securities, mutual funds, and exchange-listed preferred stock are based on quoted market prices and are categorized as Level 1 in the fair value hierarchy.
The fair values of other investment securities were determined based on matrix pricing. Matrix pricing is a mathematical technique that utilizes observable market inputs including, for example, yield curves, credit ratings and prepayment speeds. Fair values determined using matrix pricing are generally categorized as Level 2 in the fair value hierarchy.
The Company owns certain CDOs for which quoted prices are not available. Quoted prices for similar assets are also not available for these investment securities. In order to determine the fair value of these securities, the Company has estimated the future cash flows and discount rate using third party quotes adjusted based on assumptions regarding the adjustments a market participant would assume necessary for each specific security. As a result of the lack of an active market, the resulting fair values have been categorized as Level 3 in the fair value hierarchy.
Restricted stock
WAB Consolidated is a member of the FHLB system and maintains an investment in capital stock of the FHLB. WAB Consolidated also maintains an investment in its primary correspondent bank. These investments are carried at cost since no ready market exists for them, and they have no quoted market value. The Company conducts a periodic review and evaluation of its FHLB stock to determine if any impairment exists. The fair values have been categorized as Level 2 in the fair value hierarchy.
Loans
Fair value for loans is estimated based on discounted cash flows using interest rates currently being offered for loans with similar terms to borrowers with similar credit quality with adjustments that the Company believes a market participant would consider in determining fair value based on a third party independent valuation. As a result, the fair value for certain loans disclosed in "Note 16. Fair Value Accounting" of these Notes to Consolidated Financial Statements is categorized as Level 2 in the fair value hierarchy, excluding impaired loans that are categorized as Level 3.
Accrued interest receivable and payable
The carrying amounts reported in the Consolidated Balance Sheets for accrued interest receivable and payable approximate their fair value. Accrued interest receivable and payable fair value measurements are classified as Level 3 in the fair value hierarchy.
Derivative financial instruments
All derivatives are recognized in the Consolidated Balance Sheets at their fair value. The fair value for derivatives is determined based on market prices, broker-dealer quotations on similar products or other related input parameters. As a result, the fair values have been categorized as Level 2 in the fair value hierarchy.
Deposits
The fair value disclosed for demand and savings deposits is by definition equal to the amount payable on demand at their reporting date (that is, their carrying amount), which the Company believes a market participant would consider in determining fair value. The carrying amount for variable-rate deposit accounts approximates their fair value. Fair values for fixed-rate certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities on these deposits. The fair value measurement of the deposit liabilities disclosed in "Note 16. Fair Value Accounting" of these Notes to Consolidated Financial Statements is categorized as Level 2 in the fair value hierarchy.
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

Junior subordinated debt
Junior subordinated debt and subordinated debt are valued by comparing interest rates and spreads to an index relative to the ten year treasury rate and discounting the contractual cash flows on the Company's debt using these market rates. The junior subordinated debt has been categorized as Level 3 in the fair value hierarchy.
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
Basic and diluted earnings per share, based on the weighted average outstanding shares, are summarized as follows:

	Year Ended December 31,
	2013	2012	2011
	(in thousands, except per share amounts)
Weighted average shares - basic	85,682	82,285	80,909
Dilutive effect of stock awards	859	627	274
Weighted average shares - diluted	86,541	82,912	81,183
Net income available to common shareholders	$113,113	$69,041	$15,288
Earnings per share - basic	1.32	0.84	0.19
Earnings per share - diluted	1.31	0.83	0.19
The Company had 163,300, 1,053,045 and 2,092,932 stock options outstanding as of December 31, 2013, 2012 and 2011, respectively, that were not included in the computation of diluted earnings per common share because their effect would be anti-dilutive.
Recent accounting pronouncements
In January 2013, the FASB issued guidance within ASU 2013-01, Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities. The amendments in ASU 2013-01 to Topic 210, Balance Sheet, clarify that the scope of ASU 2011-11, Disclosures about Offsetting Assets and Liabilities, would apply to derivatives, including bifurcated embedded derivatives, repurchase and reverse agreements, and securities borrowing and lending transactions that are either offset or subject to a master netting arrangement. The amendments are effective for fiscal years beginning on or after January 1, 2013, and interim periods within those annual periods. The adoption of this guidance did not have a material impact on the Company’s Consolidated Financial Statements.
In February 2013, the FASB issued guidance within ASU 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. The amendments in ASU 2013-02 to Topic 220, Comprehensive Income, update, supersede and replace the presentation requirements for reclassifications out of accumulated other comprehensive income in ASUs 2011-05 and 2011-12. The amendments require an entity to provide additional information about reclassifications out of accumulated other comprehensive income. The amendments are effective prospectively for reporting periods beginning after December 15, 2012. The adoption of this guidance did not have a material impact on the Company’s Consolidated Financial Statements and only impacted the presentation of other comprehensive income.
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
In January 2014, the FASB issued guidance within ASU 2014-01, Accounting for Investments in Qualified Affordable Housing Projects. The amendments in ASU 2014-01 to Topic 323, Equity Investments and Joint Ventures, provide guidance on accounting for investments by a reporting entity in flow-through limited liability entities that manage or invest in affordable housing projects that qualify for the low-income housing tax credit. The amendments permit reporting entities to make an accounting policy election to account for their investments in qualified affordable housing projects using the proportional amortization method if certain conditions are met. Under the proportional amortization method, an entity amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits received and recognizes the net investment performance in the income statement as a component of income tax expense (benefit). The amendments are effective for fiscal years, and interim periods within those years, beginning after December 31, 2014 and should be applied retrospectively to all periods presented. Early adoption is permitted. All of the Company's LIHTC investments are within the scope of this this guidance. The Company is in the process of evaluating the impact that adoption of this guidance will have on its Consolidated Financial Statements.
In January 2014, the FASB issued guidance within ASU 2014-04, Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure. The objective of the amendments in ASU 2014-04 to Topic 310, Receivables - Troubled Debt Restructurings by Creditors, is to reduce diversity by clarifying when an in substance repossession or foreclosure occurs, that is, when a creditor should be considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan such that the loan receivable should be derecognized and the real estate property recognized. The amendments are effective for fiscal years, and interim periods within those years, beginning after December 31, 2014. An entity can elect to adopt the amendments using either a modified retrospective transition method or a prospective transition method. Early adoption is permitted. The adoption of this guidance is not expected to have a material impact on the Company’s Consolidated Financial Statements.
2. MERGERS, AQUISITIONS AND DISPOSITIONS
Bank Subsidiary Mergers
On December 31, 2013, the Company merged BON and TPB into WAB, with the combined bank being referred to herein as WAB Consolidated. Prior to the consolidation, ABA and FIB operated as divisions of WAB. In 2014, BON, TPB, ABA and FIB will operate as divisions of WAB Consolidated. As the bank mergers did not meet the definition of a business combination under the guidance of ASC 805, the entities were combined in a method similar to a pooling of interests. There was $2.6 million of merger / restructure related expenses incurred during the twelve months ended December 31, 2013 relating to the merger.
On December 31, 2010, the Company merged its AAB subsidiary into its TPB subsidiary, and FIB into its ABA subsidiary. As part of the latter merger, ABA was renamed WAB. As the bank mergers did not meet the definition of a business combination under the guidance of ASC 805, Business Combinations, the entities were combined in a method similar to a pooling of interests. There were zero and $1.6 million of merger related expenses in the twelve months ended December 31, 2012 and 2011, respectively.
Acquisitions
On April 30, 2013, the Company completed its acquisition of Centennial. Under the terms of the acquisition, the Company paid $57.5 million in cash for all equity interests in Centennial. The Company merged Centennial into WAB effective April 30, 2013, creating combined assets for the resulting bank of $3.16 billion and deposits of $2.76 billion. The merger was undertaken, in part, because the purchase price of Centennial was at a discount to its tangible book value and was accretive to capital at close of the transaction.
Centennial’s results of operations are included in the Company’s results beginning April 30, 2013. Merger / restructure expenses related to the Centennial acquisition of $2.7 million for the year ended December 31, 2013 have been included in non-interest expense, of which $1.0 million are acquisition related costs as defined by ASC 805. The acquisition was accounted for under the acquisition method of accounting in accordance with ASC 805. Assets purchased and liabilities assumed were all recorded at their respective acquisition date fair values. A bargain purchase gain of $10.0 million resulted from the acquisition and is included as a component of non-interest income in the Consolidated Income Statement. The amount of gain is equal to the amount by which the estimated fair value of net assets purchased exceeded the consideration paid. Pursuant to the terms of the transaction, $12.7 million in loan receivables were not acquired by the Company.
The recognized amounts of identifiable assets acquired and liabilities assumed are as follows:

April 30, 2013
(in thousands)
Assets:
Cash and cash equivalents (1)	$70,349
Federal funds sold (1)	8,355
Investment securities - available-for-sale	26,014
Loans	351,474
Deferred tax assets, net	21,666
Premises and equipment	44
Other assets acquired through foreclosure	5,622
Other assets	6,007
Total assets	489,531
Liabilities:
Deposits	338,811
FHLB advances	79,943
Other liabilities	3,233
Total liabilities	421,987
Net assets acquired	67,544
Consideration paid	57,500
Bargain purchase gain	$10,044
(1) Cash acquired, less cash consideration paid of $57.5 million, resulted in net cash and cash equivalents increasing by $21.2 million following the acquisition.
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
The fair values of assets acquired and liabilities assumed are subject to adjustment during the first twelve months after the acquisition date if additional information becomes available to indicate a more accurate or appropriate value for an asset or liability. With the exception of the deferred tax asset, the above stated acquisition date fair values of assets and liabilities are considered to be final.
On October 17, 2012, the Company acquired Western Liberty, including its two wholly-owned subsidiaries, Service 1st Bank of Nevada and LVSP. The Company subsequently merged Service 1st Bank of Nevada into its wholly-owned subsidiary, BON, on October 19, 2012. LVSP remains a wholly-owned subsidiary of WAL.
Under the terms of the Western Liberty merger, the Company exchanged either $4.02 of cash for each Western Liberty share or 0.4341 shares of the Company’s common stock for each Western Liberty share, which resulted in payment of $27.5 million and 2,966,236 shares of the Company’s common stock.
The merger was undertaken because the purchase price of Western Liberty was at a significant discount to its tangible book value and was accretive to capital at close. The combined bank had approximately $3.09 billion of assets and $2.55 billion of deposits immediately following the merger, operating as BON. Western Liberty’s results of operations have been included in the Company’s results beginning October 18, 2012. Acquisition related expenses of $0.4 million and $0.7 million for the years ended December 31, 2013 and 2012, respectively, have been included in non-interest expense. The acquisition was accounted for under the acquisition method of accounting in accordance with ASC 805. The purchased assets and assumed liabilities were recorded at their respective acquisition date fair values, and identifiable intangible assets were recorded at fair value. There were no measurement period adjustments made to the acquisition date fair values of acquired assets or assumed liabilities from Western Liberty. Accordingly, these acquisition date fair values are final.
A bargain purchase gain of $17.6 million resulted from the acquisition and is included as a component of non-interest income in the Consolidated Income Statement. The amount of gain is equal to the amount by which the fair value of net assets purchased exceeded the consideration paid. The statement of net assets acquired and the resulting bargain purchase gain are presented in the following table:

October 17, 2012
(in thousands)
Assets:
Cash and cash equivalents (1)	$76,692
Certificates of deposit (1)	1,988
Investment securities	446
Loans	90,747
Federal Home Loan bank stock	493
Deferred tax assets, net	17,446
Premises and equipment	19
Other assets acquired through foreclosure	5,094
Identified intangible assets	1,578
Other assets	949
Total assets	195,452
Liabilities:
Deposits	117,191
Other liabilities	1,252
Total liabilities	118,443
Net assets acquired	77,009
Consideration paid	59,447
Bargain purchase gain	$17,562
(1) Cash acquired, less cash consideration paid of $27.5 million, resulted in net cash and cash equivalents increasing by $51.2 million following the acquisition.
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

	December 31,
	2013	2012
	(in thousands, except per share amounts)
Interest income (1)	$325,761	$335,784
Non-interest income (2)	7,310	29,214
Net income available to common shareholders (3)	98,751	52,085
Earnings per share—basic	1.15	0.63
Earnings per share—diluted	1.14	0.63

(1)
Excludes accretion (or amortization) of fair market value adjustments for loans, deposits and FHLB advances of $12.9 million and $1.8 million for the years ended December 31, 2013 and 2012, respectively.

(2)	Excludes bargain purchase gain of $10.0 million related to Centennial in 2013 and $17.6 million related to Western Liberty in 2012.

(3)
Excludes merger / restructure related costs incurred by the Company of $3.1 million for the year ended December 31, 2013 and Centennial of $1.0 million for the year ended December 31, 2013 items 1 & 2 noted above as well as related tax effects.

Shine and MRA Dispositions
Effective October 31, 2012, the Company sold its 80% interest in Shine to certain members of the Shine management team. The transaction did not have a material impact on the Company’s consolidated financial statements. See "Note 7. Goodwill and Other Intangible Assets" contained in these Notes to Consolidated Financial Statements for discussion of the impairment charge taken in the third quarter 2012. Also in the third quarter of 2012, the Company sold its minority interest in MRA for $1.6 million and recognized a net gain on sale of $0.8 million. Operating results for these dispositions are not presented as discontinued operations since the operating results are not deemed significant.
PartnersFirst Discontinued Operations
The Company has discontinued its affinity credit card business, PartnersFirst, and has presented these activities as discontinued operations. At December 31, 2012, the Company transferred the outstanding credit card loans to held for sale at a fair value of $31.1 million. On October 1, 2013, the Company completed the sale of certain receivables related to its discontinued affinity credit card business totaling $25.4 million as of September 30, 2013. No significant gain or loss was recognized as a result of this transaction.
The following table summarizes the operating results of the discontinued operations for the periods indicated:

	Year Ended December 31,
	2013	2012	2011
	(in thousands)
Operating revenue	$3,345	$1,248	$1,482
Non-interest expenses	(4,855)	(5,541)	(4,923)
Loss before income taxes	(1,510)	(4,293)	(3,441)
Income tax benefit	(649)	(1,803)	(1,445)
Net loss	$(861)	$(2,490)	$(1,996)

3. INVESTMENT SECURITIES
Carrying amounts and fair values of investment securities at December 31, 2013 and 2012 are summarized as follows:

	December 31, 2013
Held-to-maturity	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
	(in thousands)
Collateralized debt obligations	$50	$1,346	$—	$1,396
Corporate debt securities	97,777	775	(3,826)	94,726
Municipal obligations	183,579	2,773	(2,370)	183,982
CRA investments	1,600	—	—	1,600
Total HTM securities	$283,006	$4,894	$(6,196)	$281,704

Available-for-sale	Amortized Cost	OTTI Recognized in Other Comprehensive Loss	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
	(in thousands)
U.S. government sponsored agency securities	$49,110	$—	$—	$(2,135)	$46,975
Municipal obligations	121,671	—	316	(6,322)	115,665
Preferred stock	68,110	—	853	(7,479)	61,484
Mutual funds	37,423	—	93	(984)	36,532
Residential mortgage-backed securities issued by GSEs	1,028,402	—	5,567	(12,548)	1,021,421
Private label residential mortgage-backed securities	38,250	—	—	(2,151)	36,099
Private label commercial mortgage-backed securities	5,252	—	181	—	5,433
Trust preferred securities	32,000	—	—	(8,195)	23,805
CRA investments	23,830	—	—	(548)	23,282
Total AFS securities	$1,404,048	$—	$7,010	$(40,362)	$1,370,696

Securities measured at fair value
Residential mortgage-backed securities issued by GSEs					$3,036

	December 31, 2012
Held-to-maturity	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
	(in thousands)
Collateralized debt obligations	$50	$1,401	$—	$1,451
Corporate debt securities	97,781	984	(6,684)	92,081
Municipal obligations	191,902	5,887	(102)	197,687
CRA investments	1,600	—	—	1,600
Total HTM securities	$291,333	$8,272	$(6,786)	$292,819

Available-for-sale	Amortized Cost	OTTI Recognized in Other Comprehensive Loss	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
	(in thousands)
Municipal obligations	$71,777	$—	$1,578	$(184)	$73,171
Preferred stock	72,717	—	3,591	(753)	75,555
Mutual funds	36,314	—	1,647	—	37,961
Residential mortgage-backed securities issued by GSEs	648,641	—	14,573	(10)	663,204
Private label residential mortgage-backed securities	35,868	(1,811)	2,067	(517)	35,607
Private label commercial mortgage-backed securities	5,365	—	376	—	5,741
Trust preferred securities	32,000	—	—	(7,865)	24,135
CRA investments	23,368	—	848	—	24,216
Total AFS securities	$926,050	$(1,811)	$24,680	$(9,329)	$939,590

Securities measured at fair value
Residential mortgage-backed securities issued by GSEs					$5,061
During the second quarter of 2013, a private label residential mortgage-backed security with a $1.8 million balance of OTTI recognized in OCI was sold. Accordingly, there is no OTTI balance recognized in AOCI as of December 31, 2013.
For additional information on the fair value changes of the securities measured at fair value, see the trading securities table in "Note 16. Fair Value Accounting" of these Notes to Consolidated Financial Statements.
The Company conducts an OTTI analysis on a quarterly basis. The initial indication of OTTI for both debt and equity securities is a decline in the market value below the amount recorded for an investment, and the severity and duration of the decline. Another potential indication of OTTI is a downgrade below investment grade. In determining whether an impairment is OTTI, the Company considers the length of time and the extent to which the market value has been below cost, recent events specific to the issuer, including investment downgrades by rating agencies and economic conditions of its industry, and the Company’s ability and intent to hold the investment for a period of time sufficient to allow for any anticipated recovery. For marketable equity securities, the Company also considers the issuer’s financial condition, capital strength and near-term prospects.
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
Gross unrealized losses at December 31, 2013 are primarily caused by interest rate fluctuations, credit spread widening and reduced liquidity in applicable markets. The Company has reviewed securities on which there is an unrealized loss in accordance with its accounting policy for OTTI described above and determined that there were no impairment charges for the years ended December 31, 2013 and 2012 and impairment charges totaling $0.2 million for the year ended December 31, 2011.
The Company does not consider any other securities to be other-than-temporarily impaired as of December 31, 2013 and 2012. OTTI is reassessed quarterly. No assurance can be made that additional OTTI will not occur in future periods.

Information pertaining to securities with gross unrealized losses at December 31, 2013 and 2012, aggregated by investment category and length of time that individual securities have been in a continuous loss position follows:

	December 31, 2013
	Less Than Twelve Months		More Than Twelve Months		Total
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(in thousands)
Held-to-maturity
Corporate debt securities	$163	$9,837	$3,663	$71,337	$3,826	$81,174
Municipal obligations	1,624	50,740	746	5,102	2,370	55,842
Total HTM securities	$1,787	$60,577	$4,409	$76,439	$6,196	$137,016

Available-for-sale
U.S. government sponsored agency securities	$2,135	$46,976	$—	$—	$2,135	$46,976
Preferred stock	7,479	44,637	—	—	7,479	44,637
Mutual funds	984	30,101	—	—	984	30,101
Residential mortgage-backed securities issued by GSEs	11,934	601,756	614	8,984	12,548	610,740
Municipal obligations	3,545	72,300	2,777	17,923	6,322	90,223
Private label residential mortgage-backed securities	2,009	32,517	142	3,583	2,151	36,100
Trust preferred securities	—	—	8,195	23,807	8,195	23,807
Other	548	23,823	—	—	548	23,823
Total AFS securities	$28,634	$852,110	$11,728	$54,297	$40,362	$906,407

	December 31, 2012
	Less Than Twelve Months		Over Twelve Months		Total
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(in thousands)
Held-to-maturity
Corporate debt securities	$206	$14,794	$6,478	$63,522	$6,684	$78,316
Municipal obligations	102	10,908	—	—	102	10,908
Total HTM securities	$308	$25,702	$6,478	$63,522	$6,786	$89,224

Available-for-sale
Preferred stock	$110	$7,811	$643	$8,723	$753	$16,534
Residential mortgage-backed securities issued by GSEs	2	557	8	1,938	10	2,495
Municipal obligations	184	15,713	—	—	184	15,713
Private label residential mortgage-backed securities	120	16,901	397	6,986	517	23,887
Trust preferred securities	—	—	7,865	24,135	7,865	24,135
Total AFS securities	$416	$40,982	$8,913	$41,782	$9,329	$82,764
At December 31, 2013 and 2012, the Company’s unrealized losses relate primarily to interest rate fluctuations, credit spread widening and reduced liquidity in applicable markets. The total number of securities in an unrealized loss position at December 31, 2013 was 252, compared to 66 at December 31, 2012. In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred and industry analysis reports. Since material downgrades have not occurred and management does not intend to sell the debt securities for the foreseeable future, none of the securities described in the above table or in this paragraph were deemed to be other than temporarily impaired.
At December 31, 2013, the net unrealized loss on trust preferred securities classified as AFS was $8.2 million, compared with $7.9 million at December 31, 2012. The Company actively monitors its debt and other structured securities portfolios classified as AFS for declines in fair value. At December 31, 2013, the gross unrealized loss on corporate bond portfolio classified as HTM was $3.8 million, compared to $6.7 million at December 31, 2012. During the prior year, the Federal Reserve announced its intention to keep interest rates at historically low levels into 2015. The yields of most of the bonds in the portfolio are tied to LIBOR, thus negatively affecting their anticipated returns. Additionally, Moody’s had downgraded certain bonds held in the portfolio during the year. However, all of the bonds remain investment grade.
The amortized cost and fair value of securities as of December 31, 2013, by contractual maturities, are shown below. The actual maturities of the mortgage-backed securities may differ from their contractual maturities because the loans underlying the securities may be repaid without any penalties due to borrowers that have the right to call or prepay obligations with or without call or prepayment penalties. Therefore, these securities are listed separately in the maturity summary.

	December 31, 2013
	Amortized Cost	Estimated Fair Value
	(in thousands)
Held-to-Maturity
Due in one year or less	$7,512	$7,523
After one year through five years	18,148	18,415
After five years through ten years	147,958	146,082
After ten years	109,388	109,684
Total HTM	$283,006	$281,704

Available-for-Sale
Due in one year or less	$61,353	$59,915
After one year through five years	26,602	26,994
After five years through ten years	55,311	53,054
After ten years	232,380	209,312
Mortgage backed securities	1,028,402	1,021,421
Total AFS	$1,404,048	$1,370,696

The following tables summarize the Company’s investment ratings position as December 31, 2013 and 2012:

	As of December 31, 2013
	AAA	Split-rated AAA/AA+	AA+ to AA-	A+ to A-	BBB+ to BBB-	BB+ and below	Totals
	(in thousands)
Municipal obligations	$7,965	$—	$129,810	$153,949	$7,305	$215	$299,244
Residential mortgage-backed securities issued by GSEs	—	1,024,457	—	—	—	—	1,024,457
Private label residential mortgage-backed securities	23,646	—	125	4,101	4,625	3,602	36,099
Private label commercial mortgage-backed securities	5,433	—	—	—	—	—	5,433
Mutual funds (3)	—	—	—	—	36,532	—	36,532
U.S. government sponsored agency	—	46,975	—	—	—	—	46,975
Preferred stock	—	—	—	—	45,847	13,244	59,091
Trust preferred securities	—	—	—	—	23,805	—	23,805
Collateralized debt obligations	—	—				50	50
Corporate debt securities	—	—	2,697	35,102	59,978	—	97,777
Total (1) (2)	$37,044	$1,071,432	$132,632	$193,152	$178,092	$17,111	$1,629,463

(1)	The Company used the average credit rating of the combination of S&P, Moody’s and Fitch in the above table where ratings differed.

(2)
Securities values are shown at carrying value as of December 31, 2013. Unrated securities consist of CRA investments with a carrying value of $23.3 million, one ARPS security with a carrying value of $2.4 million and an other investment of $1.6 million.

(3)	At least 80% of mutual funds are investment grade corporate debt securities.

	As of December 31, 2012
	AAA	Split-rated AAA/AA+	AA+ to AA-	A+ to A-	BBB+ to BBB-	BB+ and below	Totals
	(in thousands)
Municipal obligations	$8,120	$—	$149,352	$92,401	$14,922	$278	$265,073
Residential mortgage-backed securities issued by GSEs	—	668,265	—	—	—	—	668,265
Private label residential mortgage-backed securities	15,219	—	1,649	6,069	5,249	7,421	35,607
Private label commercial mortgage-backed securities	5,741	—	—	—	—	—	5,741
Mutual funds (3)	—	—	—	—	37,961	—	37,961
Preferred stock	—	—	826	—	60,807	10,838	72,471
Trust preferred securities	—	—	—	—	24,135	—	24,135
Collateralized debt obligations	—	—	—	—	—	50	50
Corporate debt securities	—	—	2,696	40,116	54,969	—	97,781
Total (1) (2)	$29,080	$668,265	$154,523	$138,586	$198,043	$18,587	$1,207,084

(1)	The Company used the average credit rating of the combination of S&P, Moody’s and Fitch in the above table where ratings differed.

(2)
Securities values are shown at carrying value as of December 31, 2012. Unrated securities consist of CRA investments with a carrying value of $24.2 million, one ARPS with a carrying value of $3.1 million and an other investment of $1.6 million.

(3)	At least 80% of mutual funds are investment grade corporate debt securities.
Securities with carrying amounts of approximately $662.5 million and $711.7 million at December 31, 2013 and 2012, respectively, were pledged for various purposes as required or permitted by law.

The following table presents gross gains and (losses) on sales of investment securities:

	Year Ended December 31,
	2013	2012	2011
		(in thousands)
Gross gains	$1,569	$4,270	$5,341
Gross (losses)	(2,764)	(321)	(543)
Net (losses) gains	$(1,195)	$3,949	$4,798
4. LOANS, LEASES AND ALLOWANCE FOR CREDIT LOSSES
The composition of the Company’s loans held for investment portfolio is as follows:

	December 31,
	2013	2012
	(in thousands)
Commercial and industrial	$2,236,740	$1,659,003
Commercial real estate - non-owner occupied	1,843,415	1,505,600
Commercial real estate - owner occupied	1,561,862	1,396,797
Construction and land development	537,231	394,319
Residential real estate	350,312	407,937
Commercial leases	235,968	288,747
Consumer	45,153	31,836
Deferred fees and costs	(9,266)	(6,045)
Loans, net of deferred fees and costs	6,801,415	5,678,194
Allowance for credit losses	(100,050)	(95,427)
Total	$6,701,365	$5,582,767
The following table presents the contractual aging of the recorded investment in past due loans by class of loans including loans held for sale and excluding deferred fees and costs:

	December 31, 2013
	Current	30-59 Days Past Due	60-89 Days Past Due	Over 90 days Past Due	Total Past Due	Total
	(in thousands)
Commercial real estate
Owner occupied	$1,555,210	$1,759	$406	$4,487	$6,652	$1,561,862
Non-owner occupied	1,627,062	8,774	4,847	15,767	29,388	1,656,450
Multi-family	186,965	—	—	—	—	186,965
Commercial and industrial
Commercial	2,232,186	1,868	233	2,453	4,554	2,236,740
Leases	235,618	—	—	350	350	235,968
Construction and land development
Construction	291,883	—	—	—	—	291,883
Land	243,741	264	1,343	—	1,607	245,348
Residential real estate	339,566	2,423	1,368	6,955	10,746	350,312
Consumer	44,018	466	155	514	1,135	45,153
Total loans	$6,756,249	$15,554	$8,352	$30,526	$54,432	$6,810,681

	December 31, 2012
	Current	30-59 Days Past Due	60-89 Days Past Due	Over 90 days Past Due	Total Past Due	Total
	(in thousands)
Commercial real estate
Owner occupied	$1,372,550	$13,153	$1,757	$9,337	$24,247	$1,396,797
Non-owner occupied	1,327,481	917	4,416	8,573	13,906	1,341,387
Multi-family	164,213	—	—	—	—	164,213
Commercial and industrial
Commercial	1,654,787	3,109	121	986	4,216	1,659,003
Leases	287,768	515	—	464	979	288,747
Construction and land development
Construction	215,597	—	—	—	—	215,597
Land	171,919	826	571	5,406	6,803	178,722
Residential real estate	387,641	3,525	1,837	14,934	20,296	407,937
Consumer	62,271	524	—	165	689	62,960
Total loans	$5,644,227	$22,569	$8,702	$39,865	$71,136	$5,715,363
The following table presents the recorded investment in nonaccrual loans and loans past due ninety days or more and still accruing interest by class of loans:

	December 31, 2013				December 31, 2012
	Non-accrual loans			Loans past due 90 days or more and still accruing	Non-accrual loans			Loans past due 90 days or more and still accruing
	Current	Past Due/ Delinquent	Total Non-accrual		Current	Past Due/ Delinquent	Total Non-accrual
	(in thousands)
Commercial real estate
Owner occupied	$9,330	$3,600	$12,930	$887	$14,392	$18,394	$32,786	$1,272
Non-owner occupied	17,930	23,996	41,926	—	18,299	8,572	26,871	—
Multi-family	—	—	—	—	318	—	318	—
Commercial and industrial
Commercial	622	2,682	3,304	125	2,549	3,194	5,743	15
Leases	99	350	449	—	—	979	979	—
Construction and land development
Construction	—	—	—	—	—	—	—	—
Land	3,133	1,392	4,525	—	4,375	6,718	11,093	—
Residential real estate	5,067	7,413	12,480	47	11,561	15,161	26,722	101
Consumer	27	39	66	475	39	165	204	—
Total	$36,208	$39,472	$75,680	$1,534	$51,533	$53,183	$104,716	$1,388
The reduction in interest income associated with loans on nonaccrual status was approximately $5.4 million, $5.7 million and $6.3 million for the years ended December 31, 2013, 2012 and 2011, respectively.
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

	December 31, 2013
	Pass	Special Mention	Substandard	Doubtful	Loss	Total
	(in thousands)
Commercial real estate
Owner occupied	$1,483,190	$33,065	$44,649	$958	$—	$1,561,862
Non-owner occupied	1,498,500	64,588	93,362	—	—	1,656,450
Multi-family	186,479	—	486	—	—	186,965
Commercial and industrial
Commercial	2,208,947	10,058	16,231	1,504	—	2,236,740
Leases	231,344	4,175	449	—	—	235,968
Construction and land development
Construction	291,402	481	—	—	—	291,883
Land	210,615	13,762	20,971	—	—	245,348
Residential real estate	323,333	3,037	23,942	—	—	350,312
Consumer	43,516	799	838	—	—	45,153
Total	$6,477,326	$129,965	$200,928	$2,462	$—	$6,810,681

	December 31, 2013
	Pass	Special Mention	Substandard	Doubtful	Loss	Total
	(in thousands)
Current (up to 29 days past due)	$6,471,951	$129,208	$154,441	$649	$—	$6,756,249
Past due 30—59 days	4,205	602	10,747	—	—	15,554
Past due 60—89 days	1,123	155	7,074	—	—	8,352
Past due 90 days or more	47	—	28,666	1,813	—	30,526
Total	$6,477,326	$129,965	$200,928	$2,462	$—	$6,810,681

	December 31, 2012
	Pass	Special Mention	Substandard	Doubtful	Loss	Total
	(in thousands)
Commercial real estate
Owner occupied	$1,280,337	$50,552	$65,908	$—	$—	$1,396,797
Non-owner occupied	1,257,011	21,065	63,311	—	—	1,341,387
Multi-family	163,895	—	318	—	—	164,213
Commercial and industrial
Commercial	1,630,166	12,370	15,499	968	—	1,659,003
Leases	282,075	5,693	979	—	—	288,747
Construction and land development
Construction	215,395	202	—	—	—	215,597
Land	141,436	5,641	31,645	—	—	178,722
Residential real estate	365,042	7,559	32,446	2,890	—	407,937
Consumer	61,469	469	1,022	—	—	62,960
Total	$5,396,826	$103,551	$211,128	$3,858	$—	$5,715,363

	December 31, 2012
	Pass	Special Mention	Substandard	Doubtful	Loss	Total
	(in thousands)
Current	$5,387,543	$100,549	$152,827	$3,308	$—	$5,644,227
Past due 30—59 days	4,410	1,310	16,849	—	—	22,569
Past due 60—89 days	4,450	1,692	2,560	—	—	8,702
Past due 90 days or more	423	—	38,892	550	—	39,865
Total	$5,396,826	$103,551	$211,128	$3,858	$—	$5,715,363
The table below reflects recorded investment in loans classified as impaired:

	December 31,
	2013	2012
	(in thousands)
Impaired loans with a specific valuation allowance under ASC 310	$25,754	$51,538
Impaired loans without a specific valuation allowance under ASC 310	152,623	146,617
Total impaired loans	$178,377	$198,155
Valuation allowance related to impaired loans	$(5,280)	$(12,866)
The following table presents the impaired loans by class:

	December 31,
	2013	2012
	(in thousands)
Commercial real estate
Owner occupied	$37,902	$58,074
Non-owner occupied	73,152	52,146
Multi-family	—	318
Commercial and industrial
Commercial	449	15,531
Leases	16,892	979
Construction and land development
Construction	—	—
Land	23,069	32,492
Residential real estate	26,376	37,851
Consumer	537	764
Total	$178,377	$198,155
A valuation allowance is established for an impaired loan when the fair value of the loan is less than the recorded investment. In certain cases, portions of impaired loans are charged-off to realizable value instead of establishing a valuation allowance and are included, when applicable in the table above as “Impaired loans without specific valuation allowance under ASC 310.” The valuation allowance disclosed above is included in the allowance for credit losses reported in the consolidated balance sheets as of December 31, 2013 and 2012.

The following table presents average investment in impaired loans and income recognized on impaired loans:

	Year Ended December 31,
	2013	2012	2011
	(in thousands)
Average balance during the year on impaired loans	$182,670	$214,499	$207,957
Interest income recognized on impaired loans	6,235	6,761	7,971
Interest recognized on nonaccrual loans, cash basis	1,916	191	444
The following table presents average investment in impaired loans by loan class:

	December 31,
	2013	2012	2011
	(in thousands)
Commercial real estate
Owner occupied	$49,452	$57,147	$53,637
Non-owner occupied	56,110	57,284	48,124
Multi-family	89	872	1,969
Commercial and industrial
Commercial	15,023	24,094	13,416
Leases	727	874	2,767
Construction and land development
Construction	—	986	26,753
Land	27,326	36,499	25,071
Residential real estate	33,339	35,639	35,544
Consumer	604	1,104	676
Total	$182,670	$214,499	$207,957
The following table presents interest income on impaired loans by class:

	Year Ended December 31,
	2013	2012	2011
	(in thousands)
Commercial real estate
Owner occupied	$1,726	$2,130	$2,631
Non-owner occupied	2,043	1,968	1,173
Multi-family	—	—	41
Commercial and industrial
Commercial	1,087	1,180	1,233
Leases	—	—	185
Construction and land development
Construction	—	—	952
Land	1,288	1,224	907
Residential real estate	62	220	803
Consumer	29	39	46
Total	$6,235	$6,761	$7,971
The Company is not committed to lend significant additional funds on these impaired loans.

The following table summarizes nonperforming assets:

	December 31,
	2013	2012
	(in thousands)
Nonaccrual loans	$75,680	$104,716
Loans past due 90 days or more on accrual status	1,534	1,388
Troubled debt restructured loans	89,576	84,609
Total nonperforming loans	166,790	190,713
Other assets acquired through foreclosure, net	66,719	77,247
Total nonperforming assets	$233,509	$267,960
Loans Acquired with Deteriorated Credit Quality
The following tables present information regarding the contractually required payments receivable, cash flows expected to be collected and the estimated fair value of loans acquired in the Centennial and Western Liberty acquisitions, as of April 30, 2013 and October 17, 2012, respectively, the closing dates of the transactions:

	April 30, 2013
	Commercial Real Estate	Residential Real Estate	Total
	(in thousands)
Contractually required payments:
Loans with credit deterioration since origination	$253,419	$—	$253,419
Purchased non-credit impaired loans	368,040	2,136	370,176
Total loans acquired	$621,459	$2,136	$623,595
Cash flows expected to be collected:
Loans with credit deterioration since origination	$145,346	$—	$145,346
Purchased non-credit impaired loans	304,818	1,352	306,170
Total loans acquired	$450,164	$1,352	$451,516
Fair value of loans acquired:
Loans with credit deterioration since origination	$108,863	$—	$108,863
Purchased non-credit impaired loans	241,541	1,070	242,611
Total loans acquired	$350,404	$1,070	$351,474

	October 17, 2012
	Construction and Land Development	Commercial Real Estate	Commercial and Industrial	Residential Real Estate	Consumer	Total
	(in thousands)
Contractually required payments:
Loans with credit deterioration since origination	$1,287	$34,948	$5,652	$4,157	$—	$46,044
Purchased non-credit impaired loans	598	46,986	31,417	9,681	37	88,719
Total loans acquired	$1,885	$81,934	$37,069	$13,838	$37	$134,763
Cash flows expected to be collected:
Loans with credit deterioration since origination	$784	$24,856	$2,327	$3,041	$—	$31,008
Purchased non-credit impaired loans	532	44,495	29,252	9,145	33	83,457
Total loans acquired	$1,316	$69,351	$31,579	$12,186	$33	$114,465
Fair value of loans acquired:
Loans with credit deterioration since origination	$748	$19,159	$1,913	$1,979	$—	$23,799
Purchased non-credit impaired loans	493	34,161	25,240	7,027	27	66,948
Total loans acquired	$1,241	$53,320	$27,153	$9,006	$27	$90,747
The amounts in the above tables were determined based on the estimated remaining life of the underlying loans, which include the effects of estimated prepayments.
 Changes in the accretable yield for loans acquired with deteriorated credit quality are as follows:

	December 31,
	2013	2012
	(in thousands)
Balance, at beginning of period	$7,072	$—
Addition due to acquisition	22,318	7,993
Reclassification from non-accretable to accretable yield	9,817	—
Accretion to interest income	(7,182)	(921)
Reversal of fair value adjustments upon disposition of loans	(3,861)	—
Balance, at end of period	$28,164	$7,072
The primary drivers of reclassification from non-accretable to accretable yield resulted from changes in estimated cash flows.

Allowance for Credit Losses
The following table summarizes the changes in the allowance for credit losses by portfolio type:

	For the Years Ended December 31,
	Construction and Land Development	Commercial Real Estate	Residential Real Estate	Commercial and Industrial	Consumer	Total
	(in thousands)
2013
Beginning Balance	$10,554	$34,982	$15,237	$32,860	$1,794	$95,427
Charge-offs	(1,538)	(8,648)	(5,922)	(4,000)	(1,371)	(21,479)
Recoveries	2,060	2,758	2,097	5,037	930	12,882
Provision	3,443	2,972	228	5,760	817	13,220
Ending balance	$14,519	$32,064	$11,640	$39,657	$2,170	$100,050
2012
Beginning Balance	$14,195	$35,031	$19,134	$25,535	$5,275	$99,170
Charge-offs	(10,992)	(19,166)	(7,063)	(17,341)	(6,724)	(61,286)
Recoveries	2,903	3,294	1,078	3,067	357	10,699
Provision	4,448	15,823	2,088	21,599	2,886	46,844
Ending balance	$10,554	$34,982	$15,237	$32,860	$1,794	$95,427
2011
Beginning Balance	$20,587	$33,043	$20,889	$30,782	$5,398	$110,699
Charge-offs	(11,238)	(22,128)	(19,071)	(9,757)	(4,469)	(66,663)
Recoveries	2,154	2,157	1,060	3,401	174	8,946
Provision	2,692	21,959	16,256	1,109	4,172	46,188
Ending balance	$14,195	$35,031	$19,134	$25,535	$5,275	$99,170

The following table presents impairment method information related to loans and allowance for credit losses by loan portfolio segment:

	Commercial Real Estate- Owner Occupied	Commercial Real Estate- Non-Owner Occupied	Commercial and Industrial	Residential Real Estate	Construction and Land Development	Commercial Leases	Consumer	Total Loans
	(in thousands)
Loans Held for Investment as of December 31, 2013:
Recorded Investment:
Impaired loans with an allowance recorded	$1,092	$17,932	$1,907	$4,580	$118	$99	$26	$25,754
Impaired loans with no allowance recorded	36,810	55,220	14,985	21,796	22,951	350	511	152,623
Total loans individually evaluated for impairment	37,902	73,152	16,892	26,376	23,069	449	537	178,377
Loans collectively evaluated for impairment	1,500,740	1,678,242	2,219,500	321,683	513,681	235,519	44,616	6,513,981
Loans acquired with deteriorated credit quality	23,220	92,021	348	2,253	481	—	—	118,323
Total loans held for investment	$1,561,862	$1,843,415	$2,236,740	$350,312	$537,231	$235,968	$45,153	$6,810,681
Unpaid Principal Balance
Impaired loans with an allowance recorded	$1,092	$19,273	$2,120	$4,729	$118	$99	$27	$27,458
Impaired loans with no allowance recorded	43,537	58,322	15,731	27,550	24,137	502	523	170,302
Total loans individually evaluated for impairment	44,629	77,595	17,851	32,279	24,255	601	550	197,760
Loans collectively evaluated for impairment	1,500,740	1,678,242	2,219,500	321,683	513,681	235,519	44,616	6,513,981
Loans acquired with deteriorated credit quality	34,951	130,279	1,403	3,728	804	—	—	171,165
Total loans held for investment	$1,580,320	$1,886,116	$2,238,754	$357,690	$538,740	$236,120	$45,166	$6,882,906
Related Allowance for Credit Losses
Impaired loans with an allowance recorded	$402	$2,121	$702	$1,896	$85	$70	$4	$5,280
Impaired loans with no allowance recorded	—	—	—	—	—	—	—	—
Total loans individually evaluated for impairment	402	2,121	702	1,896	85	70	4	5,280
Loans collectively evaluated for impairment	12,158	17,061	36,344	9,744	14,434	2,541	2,166	94,448
Loans acquired with deteriorated credit quality	—	322	—	—	—	—	—	322
Total loans held for investment	$12,560	$19,504	$37,046	$11,640	$14,519	$2,611	$2,170	$100,050

	Commercial Real Estate- Owner Occupied	Commercial Real Estate- Non-Owner Occupied	Commercial and Industrial	Residential Real Estate	Construction and Land Development	Commercial Leases	Consumer	Total Loans
	(in thousands)
Loans Held for Investment as of December 31, 2012:
Recorded Investment:
Impaired loans with an allowance recorded	$13,615	$15,217	$4,700	$16,482	$844	$515	$165	$51,538
Impaired loans with no allowance recorded	44,459	37,247	10,831	21,369	31,648	464	599	146,617
Total loans individually evaluated for impairment	58,074	52,464	15,531	37,851	32,492	979	764	198,155
Loans collectively evaluated for impairment	1,332,185	1,440,214	1,642,313	368,034	361,074	287,768	31,072	5,462,660
Loans acquired with deteriorated credit quality	6,538	12,922	1,159	2,052	753	—	—	23,424
Total loans held for investment	$1,396,797	$1,505,600	$1,659,003	$407,937	$394,319	$288,747	$31,836	$5,684,239
Unpaid Principal Balance
Impaired loans with an allowance recorded	$13,634	$18,746	$9,877	$17,837	$848	$515	$540	$61,997
Impaired loans with no allowance recorded	54,947	43,208	11,248	27,098	35,669	464	612	173,246
Total loans individually evaluated for impairment	68,581	61,954	21,125	44,935	36,517	979	1,152	235,243
Loans collectively evaluated for impairment	1,332,185	1,440,214	1,642,313	368,034	361,074	287,768	31,072	5,462,660
Loans acquired with deteriorated credit quality	11,893	18,397	3,730	3,811	1,170	—	—	39,001
Total loans held for investment	$1,412,659	$1,520,565	$1,667,168	$416,780	$398,761	$288,747	$32,224	$5,736,904
Related Allowance for Credit Losses
Impaired loans with an allowance recorded	$2,815	$1,602	$2,314	$5,448	$284	$238	$165	$12,866
Impaired loans with no allowance recorded	—	—	—	—	—	—	—	—
Total loans individually evaluated for impairment	2,815	1,602	2,314	5,448	284	238	165	12,866
Loans collectively evaluated for impairment	15,118	15,447	27,546	9,789	10,270	2,762	1,629	82,561
Loans acquired with deteriorated credit quality	—	—	—	—	—	—	—	—
Total loans held for investment	$17,933	$17,049	$29,860	$15,237	$10,554	$3,000	$1,794	$95,427
Prior to the fourth quarter of 2013, the baseline historical loss rates were computed using a weighted ratio of the 1-year and 5-year historical loss rates. As the current market environment improved and shorter-term loss rates compressed below longer-term levels, the Company determined that the 5-year historical loss rates were a better representation of longer term expectations for probable losses. As such, the revised calculation applies a 100% weight to the 5-year historical loss rate (per loan category). Qualitative factors have also been re-calibrated as appropriate. The change in methodology resulted in an increase in the allowance for credit losses of $1.7 million.
During the second quarter of 2013, the Company revised its methodology for calculating the allowance for credit losses. Previously, the Company calculated historical loss factors based on net charge-offs. During the second quarter of 2013, the Company recognized elevated recoveries primarily related to earlier charge-offs stemming from the economic downturn. The Company believes that gross charge-offs is a better representation of the loss characteristics for the current economic environment. This change in methodology resulted in an increase of the allowance for credit losses of $7.2 million for the quarter.

In the fourth quarter of 2012, the Company modified its allowance for credit losses calculation to extend its look-back period for historical losses from three years to five years in order to capture loss statistics from a broader business cycle perspective, and expanded its loss migration metrics to encompass rolling loss migration data. The Company also increased loss estimates for those categories of loans for which the Company has incurred zero, or minimal historical losses, or for which the Company identified additional inherent risk attributes. Likewise, the Company added certain qualitative factors for consideration in the allowance for loan and lease losses. The net effect of these changes to the calculation method was to increase provision and allowance for credit losses by $1.6 million. The net effect by portfolio segment was to decrease provision for credit losses for the CRE, residential real estate and consumer by $2.6 million, $0.5 million and $0.1 million, respectively, and increase provision for credit losses for the commercial and industrial loan portfolio by $4.8 million.
In the first quarter of 2012, the Company modified its allowance for credit losses calculation to exclude cash secured loans. Additionally, for internally participated loans, historical loss factors have been revised as follows. Previously the loss factors utilized were based on those of the bank which held the participation. Under the revised methodology, loss characteristics of the originating bank are utilized by the participating bank for the first four quarters after origination during which time the loan becomes seasoned. The net effect of these changes compared to the calculation method used at December 31, 2011 was to decrease the provision and allowance for credit losses by approximately $2.6 million. The net effect by portfolio segment was to decrease provision for credit losses for the CRE, commercial and industrial, consumer and residential real estate portfolios by $1.5 million, $0.8 million, $0.2 million and $41,000, respectively.
In the first quarter of 2011, the Company modified its allowance for credit loss calculation to bring the loss factors current instead of a one quarter lag and changed its premium calculation for net graded and watch loans to use a more quantitative method that better reflects the additional risk. The net effect of the change compared to the calculation method used at December 31, 2010 was to increase provision and allowance for credit losses by $3.7 million. The net effect by portfolio segment was to increase provision for credit losses for CRE, construction and land, residential real estate and consumer loan portfolios by $2.0 million, $1.2 million, $0.6 million, and $0.2 million, respectively, and decrease provision for credit losses on the commercial and industrial portfolio by $0.3 million.
Troubled Debt Restructurings
A TDR loan is a loan on which the bank, for reasons related to a borrower’s financial difficulties, grants a concession to the borrower that the bank would not otherwise consider. The loan terms that have been modified or restructured due to a borrower’s financial situation include, but are not limited to, a reduction in the stated interest rate, an extension of the maturity or renewal of the loan at an interest rate below current market, a reduction in the face amount of the debt, a reduction in the accrued interest, extensions, deferrals, renewals and rewrites. The majority of the bank’s modifications are extensions in terms or deferral of payments which result in no lost principal or interest followed by reductions in interest rates or accrued interest. A troubled debt restructured loan is also considered impaired. Generally, a loan that is modified at an effective market rate of interest may no longer be disclosed as a TDR in years subsequent to the restructuring if it is not impaired based on the terms specified by the restructuring agreement.

The following table presents information on the financial effects of TDR loans by class for the periods presented:

	Year Ended December 31, 2013
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Forgiven Principal Balance	Lost Interest Income	Post-Modification Outstanding Recorded Investment	Waived Fees and Other Expenses
	(dollars in thousands)
Commercial real estate
Owner occupied	8	$3,681	$—	$54	$3,627	$28
Non-owner occupied	5	10,735	1,030	63	9,642	14
Multi-family	—	—	—	—	—	—
Commercial and industrial
Commercial	13	4,809	—	19	4,790	11
Leases	—	—	—	—	—	—
Construction and land development
Construction	—	—	—	—	—	—
Land	2	286	—	—	286	1
Residential real estate	13	5,434	267	887	4,280	24
Consumer	2	74	—	5	69	3
Total	43	$25,019	$1,297	$1,028	$22,694	$81

	Year Ended December 31, 2012
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Forgiven Principal Balance	Lost Interest Income	Post-Modification Outstanding Recorded Investment	Waived Fees and Other Expenses
	(dollars in thousands)
Commercial real estate
Owner occupied	15	$22,435	$750	$493	$21,192	$73
Non-owner occupied	20	41,988	450	338	41,200	23
Multi-family	—	—	—	—	—	—
Commercial and industrial
Commercial	17	7,845	17	26	7,802	37
Leases	—	—	—	—	—	—
Construction and land development
Construction	—	—	—	—	—	—
Land	8	6,811	—	259	6,552	12
Residential real estate	20	10,421	40	1,181	9,200	9
Consumer	6	361	—	17	344	2
Total	86	$89,861	$1,257	$2,314	$86,290	$156

	Year Ended December 31, 2011
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Forgiven Principal Balance	Lost Interest Income	Post-Modification Outstanding Recorded Investment	Waived Fees and Other Expenses
	(dollars in thousands)
Commercial real estate
Owner occupied	25	$24,605	$—	$1,279	$23,326	$242
Non-owner occupied	19	28,993	1,000	421	27,572	267
Multi-family	1	214	—	19	195	4
Commercial and industrial
Commercial	41	22,211	—	231	21,980	62
Leases	—	—	—	—	—	—
Construction and land development
Construction	3	12,443	—	1,180	11,263	38
Land	15	22,389	281	890	21,218	74
Residential real estate	34	17,378	1,010	1,364	15,004	20
Consumer	6	2,017	—	9	2,008	—
Total	144	130,250	2,291	5,393	122,566	707
 The following table presents TDR loans by class for which there was a payment default during the period:

	Year Ended December 31,
	2013		2012		2011
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
	(dollars in thousands)
Commercial real estate
Owner occupied	3	$2,506	10	$10,611	7	$2,971
Non-owner occupied	3	1,490	3	4,442	3	2,571
Multi-family	—	—	1	193	—	—
Commercial and industrial
Commercial	3	1,089	7	6,700	—	—
Leases	—	—	—	—	—	—
Construction and land development
Construction	—	—	—	—	2	2,463
Land	2	330	5	4,013	4	2,193
Residential real estate	4	955	7	8,014	8	2,661
Consumer	—	—	2	414	—	—
Total	15	$6,370	35	$34,387	24	$12,859
A TDR loan is deemed to have a payment default when it becomes past due 90 days, goes on nonaccrual, or is re-structured again. Payment defaults, along with other qualitative indicators, are considered by management in the determination of the allowance for credit losses.
At December 31, 2013, there were no loan commitments outstanding on TDR loans. At December 31, 2012, loan commitments outstanding on TDR loans were $0.2 million.

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

	Year Ended December 31,
	2013	2012
	(in thousands)
Balance, beginning	$40,306	$34,394
New loans	17,070	14,991
Repayments and other	(24,839)	(9,079)
Balance, ending	$32,537	$40,306
None of these loans are past due, on nonaccrual status or have been restructured to provide a reduction or deferral of interest or principal because of deterioration in the financial position of the borrower. There were no loans to a related party that were considered classified loans at December 31, 2013 or 2012.
Loan commitments outstanding with related parties total approximately $51.6 million and $31.6 million at December 31, 2013 and 2012, respectively.
Loan Purchases and Sales
In 2013 and 2012, the Company had secondary market loan purchases of $241.8 million and $31.6 million, respectively. For 2013, these purchased loans consisted of $232.8 million of commercial and industrial loans, $4.5 million of CRE loans and $4.6 million of commercial leases. For 2012, these purchased loans by portfolio type were $30.8 million of commercial and industrial loans and of $0.8 million of multifamily CRE loans. In addition, the Company periodically acquires newly originated loans at closing through participations or loan syndications.
In the fourth quarter 2012, the Company transferred its discontinued affinity credit card portfolio to loans held for sale at a fair value of $31.1 million and recorded a $2.6 million charge. On October 1, 2013, the Company completed the sale of certain receivables related this portfolio totaling $25.4 million as of September 30, 2013. No significant gain or loss was recognized as a result of this transaction.
The Company had no significant loan sales in 2013 or 2012.
5. PREMISES AND EQUIPMENT
 The following is a summary of the major categories of premises and equipment:

	December 31,
	2013	2012
	(in thousands)
Bank premises	$73,990	$73,887
Land and improvements	33,023	32,078
Furniture, fixtures and equipment	59,632	51,089
Leasehold improvements	15,714	15,863
Construction in progress	5,335	2,441
Total	187,694	175,358
Less: accumulated depreciation and amortization	(67,520)	(67,448)
Premises and equipment, net	$120,174	$107,910

Lease Obligations
The Company leases certain premises and equipment under non-cancelable operating leases expiring through 2025. The following is a schedule of future minimum rental payments under these leases at December 31, 2013:

(in thousands)
2014	$5,949
2015	5,721
2016	5,239
2017	4,506
2018	4,197
Thereafter	6,827
Total future minimum rental payments	$32,439
The Company leases the majority of its office locations and many of these leases contain multiple renewal options and provisions for increased rents. Total rent expense of $6.9 million, $5.9 million, and $5.6 million is included in occupancy expenses for the years ended December 31, 2013, 2012 and 2011, respectively. Total depreciation expense of $6.0 million, $6.3 million, and $7.1 million is included in occupancy expenses for the years ended December 31, 2013, 2012 and 2011, respectively.
6. OTHER ASSETS ACQUIRED THROUGH FORECLOSURE
The following table represents the changes in other assets acquired through foreclosure:

	Year Ended December 31,
	2013
	Gross Balance	Valuation Allowance	Net Balance
	(in thousands)
Balance, beginning of the period	$113,474	$(36,227)	$77,247
Transfers to other assets acquired through foreclosure, net	24,911	—	24,911
Additions from acquisition of Centennial	5,622	—	5,622
Proceeds from sale of other real estate owned and repossessed assets, net	(60,893)	17,651	(43,242)
Valuation adjustments, net	—	(3,743)	(3,743)
Gains, net (1)	5,924	—	5,924
Balance, end of period	$89,038	$(22,319)	$66,719
	2012
Balance, beginning of the period	$135,149	$(46,045)	$89,104
Transfers to other assets acquired through foreclosure, net	28,315	—	28,315
Additions from acquisition of Western Liberty	5,094	—	5,094
Proceeds from sale of other real estate owned and repossessed assets, net	(55,811)	14,847	(40,964)
Valuation adjustments, net	—	(5,029)	(5,029)
Gains, net (1)	727	—	727
Balance, end of period	$113,474	$(36,227)	$77,247
	2011
Balance, beginning of the period	$144,569	$(36,914)	$107,655
Transfers to other assets acquired through foreclosure, net	46,951	—	46,951
Proceeds from sale of other real estate owned and repossessed assets, net	(52,947)	11,467	(41,480)
Valuation adjustments, net	—	(20,598)	(20,598)
Losses, net (1)	(3,424)	—	(3,424)
Balance, end of period	$135,149	$(46,045)	$89,104

(1)
Included in gains (losses), net are gains related to initial transfers to other assets of $932 thousand, $493 thousand and $970 thousand during the years ended December 31, 2013, 2012 and 2011, respectively, pursuant to accounting guidance.

At December 31, 2013, 2012 and 2011, the majority of the Company’s repossessed assets consisted of properties located in Nevada.
7. GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill represents the excess consideration paid for net assets acquired in a business combination over their fair value and, is subsequently evaluated for impairment at least annually. All of the Company's goodwill of $23.2 million relates to the BON operating segment. The Company's other intangibles, which consist primarily of core deposit intangibles, relate to the WAB and BON segments. The Company performs its annual goodwill and intangibles impairment test as of October 1 each year, or more often if events or circumstances indicate that the carrying value may not be recoverable.
During the year ended December 31, 2013, there were no events or circumstances that indicated an interim impairment test of goodwill or other intangible assets was necessary. During the third quarter 2012, as a result of ongoing evaluations of various strategic alternatives related to Shine, management performed an interim impairment test and concluded that goodwill and intangibles related to Shine were impaired and, as a result, recorded a $3.4 million impairment charge. Shine was subsequently sold in October 2012.
Based on the Company's annual goodwill and intangibles impairment tests as of October 1, 2013, it was determined that goodwill and intangible assets were not impaired.
The following is a summary of acquired intangible assets:

	December 31, 2013
Subject to amortization:	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(in thousands)
Core deposit intangibles	$26,157	$22,007	$4,150

	December 31, 2012
Subject to amortization:	Gross Carrying Amount	Accumulated Amortization	Addition from Acquisition	Sale of Shine	Impairment of Other	Net Carrying Amount
	(in thousands)
Core deposit intangibles	$24,579	$19,618	$1,578	$—	$—	$6,539
Other	3,145	1,554	—	1,383	208	—
Total other intangibles	$27,724	$21,172	$1,578	$1,383	$208	$6,539
Amortization expense recognized on all amortizable intangibles totaled $2.4 million, $3.3 million and $3.6 million for the years ended December 31, 2013, 2012 and 2011, respectively.
Below is a summary of estimated aggregate amortization expense over the next five years:

Year Ended December 31,
(in thousands)
2014	$1,460
2015	1,120
2016	1,120
2017	450
Total	$4,150

8. INCOME TAXES
The cumulative tax effects of the primary temporary differences as of December 31 are shown in the following table:

	December 31,
	2013	2012
	(in thousands)
Deferred tax assets:
Allowance for credit losses	$38,193	$36,419
Allowance for other assets acquired through foreclosure, net	9,812	7,865
Net operating loss carryovers	9,801	14,886
Section 382 limited NUBILs	3,584	—
Stock-based compensation	6,523	5,477
Nonaccrual interest	2,125	3,841
LIHTC credit carryovers	—	2,509
Startup costs and other amortization	5,600	2,287
Unrealized loss on available for sale securities	11,896	—
Fair market value adjustment related to acquired loans	14,136	—
Capital loss carryovers	4,172	8,107
Other	3,506	5,345
Total gross deferred tax assets	109,348	86,736
Deferred tax asset valuation allowance	(5,589)	(7,980)
Total deferred tax assets	103,759	78,756
Deferred tax liabilities:
Core deposit intangible	(1,553)	(2,465)
Premises and equipment	(5,142)	(2,287)
Deferred loan costs	(5,271)	(3,514)
FHLB dividend	(1,492)	(1,941)
Losses on pass-through entities	(1,318)	—
Unrealized gains on financial instruments measured at fair value	(9,072)	(11,535)
Unrealized gain on available for sale securities	—	(4,686)
Other	(537)	(571)
Total deferred tax liabilities	(24,385)	(26,999)
Net deferred tax asset	$79,374	$51,757
Deferred tax assets and liabilities are included in the financial statements at currently enacted income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes.
For the year ended December 31, 2013, the net deferred tax assets increased $27.6 million to $79.4 million. This increase in the net deferred tax asset was primarily the result of the acquisition of Centennial and the change from a net unrealized gain to a net unrealized loss on financial instruments measured at fair value. The reduction in the effective tax rate from 2012 compared to 2013 is primarily due to LIHTCs, an increase in tax exempt income from revenue from municipal obligations, the bargain purchase gain of Centennial, and the release of some of the valuation allowance relating to capital loss carryovers.
For the year ended December 31, 2013 and 2012, the $5.6 million and $8.0 million deferred tax valuation allowance, respectively, relates to net capital losses on ARPS securities sales. As of December 31, 2013, the remaining $1.4 million valuation allowance relates to Arizona state NOL carryovers and Section 382 limitations associated with the acquisition of Western Liberty.
The deferred tax asset related to federal and state NOL carryovers outstanding at December 31, 2013, available to reduce the tax liability in future years total $9.1 million, compared to $14.8 million at December 31, 2012. This is comprised of $8.3 million of tax benefits from federal NOL carryovers (subject to an annual limitation imposed by Section 382 of the IRC as discussed below) and $1.5 million of tax benefits from Arizona state NOL carryovers that will begin to expire in 2014. The

Company’s ability to use the federal NOLs acquired from Western Liberty, as well as its ability to use certain future tax deductions called NUBILs will be subject to annual limitations of $1.8 million and $1.6 million of deductions from taxable income, respectively. In management’s opinion, it is more likely than not that the results of future operations will generate sufficient taxable income to realize all but $1.4 million of the deferred tax benefits related to these NOL carryovers and NUBILs.
The provision for income taxes charged to operations consists of the following:

	Year Ended December 31,
	2013	2012	2011
	(in thousands)
Current	$37,657	$2,239	$1,546
Deferred	(12,403)	21,722	15,303
Total income tax expense	$25,254	$23,961	$16,849
The reconciliation between the statutory federal income tax rate and the Company’s effective tax rate are summarized as follows:

	Year Ended December 31,
	2013	2012	2011
	(in thousands)
Income tax at statutory rate	$49,223	$34,750	$17,619
Increase (decrease) resulting from:
State income taxes, net of federal benefits	2,886	1,801	1,411
Dividends received deductions	(842)	(992)	(900)
Bank-owned life insurance	(1,683)	(1,553)	(1,431)
Tax-exempt income	(7,308)	(3,844)	(867)
Nondeductible expenses	525	334	276
Change in rates applied to deferred items	515	156	—
Loss on sale of subsidiaries	—	(2,523)	—
Deferred tax asset valuation allowance	(2,391)	383	—
Restricted stock write off	—	1,133	617
Bargain purchase gain	(3,775)	(5,952)	—
Low income housing tax credits	(4,795)	(2,089)	—
Tax benefit related to Western Liberty acquisition	(3,738)	—	—
Other, net	(3,363)	2,357	124
Total income tax expense	$25,254	$23,961	$16,849
The effective tax rate for the year ended December 31, 2013 was 18.0%, compared to 24.1% for the year ended December 31, 2012. The reduction in the effective tax rate from 2012 compared to 2013 is primarily due to LIHTCs, an increase in tax exempt income from municipal obligations, the one-time benefit from the lapsing of the IRC Section 382 limitation relating to Western Liberty because of better than anticipated credit loss experience and the release of certain valuation allowances relating to capital loss carryovers.
Uncertain Tax Positions
The Company files income tax returns in the U.S. federal jurisdiction and in various states. With few exceptions, the Company is no longer subject to U.S. federal, state or local tax examinations by tax authorities for years before 2009.
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
The Company would recognize interest accrued related to unrecognized tax benefits in tax expense. The Company has not recognized or accrued any interest or penalties for the periods ended December 31, 2013, 2012 or 2011, respectively.
Management believes that the Company has appropriate support for the income tax positions taken and to be taken on its tax returns and that its accruals for tax liabilities are adequate for all open years based on an assessment of many factors, including past experience and interpretation of tax law applied to the facts of each matter.
9. DEPOSITS
The table below summarizes deposits by type:

	December 31,
	2013	2012
	(in thousands)
Non-interest-bearing demand	$2,199,983	$1,933,169
Interest-bearing demand	709,841	582,315
Savings and money market	3,310,369	2,573,506
Certificate of deposit ($100,000 or more)	1,422,623	1,220,938
Other time deposits	195,389	145,249
Total deposits	$7,838,205	$6,455,177
The summary of the contractual maturities for all time deposits as of December 31, 2013 is as follows:

(in thousands)
2014	$1,467,366
2015	105,785
2016	34,587
2017	8,652
2018	1,622
Total	$1,618,012
WAB Consolidated is a member of CDARS, which provides FDIC insurance for large deposits. Federal banking law and regulation places restrictions on depository institutions regarding brokered deposits because of the general concern that these deposits are at a greater risk of being withdrawn, thus, posing liquidity risk for institutions that gather brokered deposits in significant amounts. At December 31, 2013 and 2012, the Company had $518.0 million and $386.3 million, respectively, of reciprocal CDARS deposits. At December 31, 2013 and 2012, the Company also had $102.5 million and $99.8 million, respectively, of other brokered deposits outstanding.

10. OTHER BORROWINGS
The following table summarizes the Company’s borrowings as of December 31, 2013 and 2012:

	December 31,
	2013	2012
	(in thousands)
Short-Term
Revolving line of credit	$3,000	$—
Federal Home Loan Bank advances	25,906	120,000
Total short-term borrowings	$28,906	$120,000
Long-Term
Federal Home Loan Bank advances	$247,973	$—
Other long term debt	64,217	73,717
Total long-term borrowings	$312,190	$73,717
At December 31, 2013, the Company had revolving lines of credit with other institutions, with outstanding advances totaling $3.0 million at an interest rate of 3.25%.
The Company maintains lines of credit with the FHLB and FRB. The Company’s borrowing capacity is determined based on collateral pledged, generally consisting of investment securities and loans, at the time of the borrowing. The Company also maintains credit lines with other sources secured by pledged securities. As part of the Centennial acquisition, the Company acquired long-term FHLB advances of $77.2 million, of which $5.0 million was repaid during the second quarter of 2013. These advances were purchased at a premium of $2.7 million. At December 31, 2013, there was $25.9 million of FHLB advances classified as short-term, with a weighted average interest rate of 2.90%. At December 31, 2012, short-term FHLB advances had a weighted average interest rate of 0.24%.
In the first quarter of 2013, the Company executed a long-term FHLB advance for $200.0 million, bearing interest of 1.04%, due January 2, 2018. At December 31, 2013, $48.0 million of the FHLB advances acquired as part of the Centennial acquisition were classified as long-term, with a weighted average interest rate of 2.55%.
On August 25, 2010, the Company completed a public offering of $75.0 million, at a discount, in principal Senior Notes due in 2015, bearing an interest rate of 10%. The net proceeds of the offering were $72.8 million. During the fourth quarter of 2013, the Company purchased $10.1 million in principal of its Senior Notes, resulting in a loss on extinguishment of debt totaling $1.4 million. At December 31, 2013, these Senior Notes had an outstanding principal balance of $64.9 million. The weighted average rate on all long term debt was 3.45% and 10.77% in 2013 and 2012, respectively.
The following table summarizes maturities of other borrowed funds:

Year ending December 31,	(in thousands)
2014	$28,906
2015	101,950
2016	10,240
2017	—
2018	200,000
Total other borrowed funds	$341,096
The bank has entered into agreements with other financial institutions under which it can borrow up to $120.0 million on an unsecured basis. In addition, WAL maintains $45.0 million of secured borrowing lines, of which $3.0 million is used and $42.0 million is unused as of December 31, 2013. The lending institutions will determine the interest rate charged on borrowings at the time of the borrowing.
As of December 31, 2013 and 2012, the Company had additional available credit with the FHLB of approximately $1.39 billion and $952.8 million, respectively, and with the FRB of approximately $588.2 million and $600.6 million, respectively.

11. JUNIOR SUBORDINATED DEBT
The Company has formed or acquired through mergers six statutory business trusts, which exist for the exclusive purpose of issuing Cumulative Trust Preferred Securities. All of the funds raised from the issuance of these securities were passed to the Company and are reflected in the accompanying balance sheet as junior subordinated debt in the amount of $41.9 million as of December 31, 2013.
The junior subordinated debt has contractual balances and maturity dates as follows:

		December 31,
Name of Trust	Maturity	2013	2012
		(in thousands)
BankWest Nevada Capital Trust II	2033	$15,464	$15,464
Intermountain First Statutory Trust I	2034	10,310	10,310
First Independent Capital Trust I	2035	7,217	7,217
WAL Trust No. 1	2036	20,619	20,619
WAL Statutory Trust No. 2	2037	5,155	5,155
WAL Statutory Trust No. 3	2037	7,732	7,732
Total contractual balance		$66,497	$66,497
Unrealized gains on trust preferred securities measured at fair value, net		(24,639)	(30,279)
Junior subordinated debt, at fair value		$41,858	$36,218
The weighted average contractual rate of the junior subordinated debt was 2.73% and 2.97% as of December 31, 2013 and 2012, respectively.
In the event of certain changes or amendments to regulatory requirements or Federal tax rules, the debt is redeemable in whole. The obligations under these instruments are fully and unconditionally guaranteed by the Company and rank subordinate and junior in right of payment to all other liabilities of the Company. Based on guidance issued by the FRB on July 8, 2013, there will not be a Tier 1 phase out of grandfathered trust preferred securities for banks with assets of less than $15 billion. As such, our securities continue to qualify as Tier 1 Capital.
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
Lines of credit are obligations to lend money to a borrower. Credit risk arises when the borrower's current financial condition may indicate less ability to pay than when the commitment was originally made. In the case of standby letters of credit, the risk arises from the potential failure of the customer to perform according to the terms of a contract. In such a situation, the third party might draw on the standby letter of credit to pay for completion of the contract and the Company would look to its customer to repay these funds with interest. To minimize the risk, the Company uses the same credit policies in making commitments and conditional obligations as it would for a loan to that customer.
Standby letters of credit and financial guarantees are commitments issued by the Company to guarantee the performance of a customer to a third party in borrowing arrangements. The Company generally has recourse to recover from the customer any amounts paid under the guarantees. Typically, letters of credit issued have expiration dates within one year.

A summary of the contractual amounts for unfunded commitments and letters of credit are as follows:

	December 31,
	2013	2012
	(in thousands)
Commitments to extend credit, including unsecured loan commitments of $237,063 at December 31, 2013 and $172,002 at December 31, 2012	$1,878,340	$1,096,264
Credit card commitments and financial guarantees	33,632	295,506
Standby letters of credit, including unsecured letters of credit of $4,896 at December 31, 2013 and $3,915 at December 31, 2012	31,271	32,757
Total	$1,943,243	$1,424,527
The following table represents the contractual commitments for lines and letters of credit by maturity at December 31, 2013:

		Amount of Commitment Expiration per Period
	Total Amounts Committed	Less Than 1 Year	1-3 Years	3-5 Years	After 5 Years
			(in thousands)
Commitments to extend credit	$1,878,340	$911,112	$438,434	$276,315	$252,479
Credit card guarantees	33,632	33,632	—	—	—
Standby letters of credit	31,271	22,885	8,386	—	—
Total	$1,943,243	$967,629	$446,820	$276,315	$252,479
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
The Company has exposure to credit losses from unfunded commitments and letters of credit. As funds have not been disbursed on these commitments, they are not reported as loans outstanding. Credit losses related to these commitments are not included in the allowance for credit losses reported in "Note 4. Loans, Leases and Allowance for Credit Losses" of these Consolidated Financial Statements and are accounted for as a separate loss contingency as a liability. This loss contingency for unfunded loan commitments and letters of credit was $2.0 million and $1.3 million as of December 31, 2013 and 2012, respectively. Changes to this liability are adjusted through non-interest expense.
Concentrations of Lending Activities
The Company’s lending activities are primarily driven by the customers served in the market areas where the Company has branch offices in the States of Arizona, Nevada and California. Despite the geographic concentration of lending activities, the Company does not have a single external customer from which it derives 10 percent or more of its revenues. The Company monitors concentrations within five broad categories: geography, industry, product, call code, and collateral. The Company grants commercial, construction, real estate and consumer loans to customers through branch offices located in the Company’s primary markets. The Company’s business is concentrated in these areas and the loan portfolio includes significant credit exposure to the CRE market of these areas. As of December 31, 2013 and 2012, CRE related loans accounted for approximately 58% of total loans, and approximately 2% and 3%, respectively of CRE related loans are secured by undeveloped land. Substantially all of these loans are secured by first liens with an initial loan to value ratio of generally not more than 75%. Approximately 46% and 48% of these CRE loans excluding construction and land loans were owner occupied at December 31, 2013 and 2012, respectively. In addition, approximately 4% of total loans were unsecured as of December 31, 2013 and 2012.

Contingencies
The Company is involved in various lawsuits of a routine nature that are being handled and defended in the ordinary course of the Company’s business. Expenses are being incurred in connection with these lawsuits, but in the opinion of management, based in part on consultation with outside legal counsel, the resolution of these lawsuits and associated defense costs will not have a material impact on the Company’s financial position, results of operations, or cash flows.
Other
The Company has entered into change in control agreements with certain named executives and other employees designated as executives by the Board of Directors. Under these agreements, in the event of a qualifying termination, each executive is entitled to receive 1) accrued benefits, payable in accordance with the Company’s normal payroll practice; 2) a lump sum cash severance payment in an amount equal to the sum of a) two times the executive’s annual base salary plus b) two times the executive's annual bonus; 3) any unpaid bonus that was earned by the executive in the prior year; and 4) reimbursement of paid group health premiums up to 24 months.
13. STOCKHOLDERS’ EQUITY
Preferred Stock
On September 27, 2011, the Company received $141.0 million from the issuance of 141,000 shares of non-cumulative perpetual preferred stock, Series B, par value of $.0001 per share and a liquidation preference of $1,000 per share, to the U.S. Treasury Department under the SBLF. Initially established at 5%, the dividend rate on these securities can vary from as low as 1% to 9% in part depending upon the Company’s success in qualified small business lending. During the year ended December 31, 2013, the Company's dividend rate was locked in at 1% until the first quarter of 2016, at which time, the dividend rate will rise to 9% if not repaid. There were no other changes to the Company’s outstanding preferred stock for the years ended December 31, 2013 and 2012.
During the third quarter of 2011, the Company fully redeemed the $140.0 million, or 140,000 shares plus accrued and unpaid dividends, of cumulative Series A preferred stock that was sold to the U.S. Treasury in November 2008 as part of the TARP CPP. As a result of the redemption, the Company recorded a one-time $6.9 million charge to retained earnings in the form of accelerated deemed dividend to account for the difference between the amount at which the preferred stock sale had been initially recorded and its redemption price. Following this redemption, the warrant to purchase 787,106 shares of the Company’s common stock was repurchased from the U.S. Treasury Department at auction on November 18, 2011 for $415,000 and subsequently canceled.
Common Stock Issuance
In the third quarter of 2012, the Company issued 2,966,236 shares of common stock as part of the acquisition of Western Liberty at $10.78 per share for net value of $32.0 million.
Stock Repurchases
There were no stock repurchases during the years ended December 31, 2013 or 2012.
Stock Options and Restricted Stock
The Incentive Plan, as amended, gives the Board of Directors the authority to grant up to 6.5 million stock awards consisting of unrestricted stock, stock units, dividend equivalent rights, stock options (incentive and non-qualified), stock appreciation rights, restricted stock, and performance and annual incentive awards. Stock awards available for grant at December 31, 2013 are 2.1 million.
The Incentive Plan contains certain individual limits on the maximum amount that can be paid in cash under the Incentive Plan and on the maximum number of shares of common stock that may be issued pursuant to the Incentive Plan in a calendar year. In the second quarter of 2012, stockholders approved an amendment to the Incentive Plan that 1) increased by 2,000,000 the maximum number of shares available for issuance thereunder; 2) increased the maximum number of shares of stock that can be awarded to any person eligible for an award thereunder to 300,000 per calendar year; and 3) provided for additional business criteria upon which performance-based awards may be based thereunder.
Certain stock units granted to executive management include a performance condition that requires the Company to reach certain cumulative earnings per share targets by specified dates, the first of which is December 31, 2014.

The fair value of each option award was estimated on the date of grant using the Black-Scholes option valuation model that uses the assumptions noted in the following table. The expected volatility was based on the historical volatility of the stock of the Company over the expected life of the Company’s options. The Company estimated the life of the options by calculating the average of the vesting period and the contractual life. The expected life of options was estimated based on the simplified method. The risk-free rate for periods within the contractual life of the option was based on the U.S. Treasury yield curve in effect at the time of the grant. The dividend rate assumption of zero is based on management’s intention not to pay dividends for the foreseeable future. There were no options granted during the years ended December 31, 2013 or 2012.
A summary of the assumptions used in calculating the fair value of option awards during the years ended December 31, 2011 are as follows:

Year Ended December 31,
2011
Expected life in years	4
Risk-free interest rate	1.5%
Dividends rate	None
Fair value per optional share	$3.94
Volatility	72%
Stock options granted in 2011 generally have a vesting period of 4 years and a contractual life of 7 years.
A summary of option activity under the Incentive Plan is presented below:

	December 31, 2013
	Shares	Weighted Average Exercise Price (per share)	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
	(in thousands, except exercise price and contractual terms)
Outstanding options, beginning of period	1,672	$16.44
Granted	—	—
Exercised	(440)	10.43
Forfeited or expired	(231)	32.03
Outstanding options, end of period	1,001	$15.49	1.3	$9,928
Options exercisable, end of period	991	$15.57	1.2	$9,758
Options expected to vest, end of period	9	$6.46	3.7	$479

Restricted stock awards granted in 2013 and 2012 generally have a vesting period of 3 years. The Company recognizes compensation cost for options with a graded vesting on a straight-line basis over the requisite service period for the entire award. A summary of the status of the Company’s unvested shares of restricted stock and changes during the years then ended is presented below:

	December 31,
	2013		2012
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
	(in thousands, except per share amounts)
Balance, beginning of period	1,470	$7.32	1,303	$6.44
Granted	538	12.52	721	8.16
Vested	(524)	6.42	(455)	6.10
Forfeited	(280)	8.85	(99)	7.35
Balance, end of period	1,204	$9.71	1,470	$7.32
As of December 31, 2013, there was $4.3 million of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under the Incentive Plan. That cost is expected to be recognized over a weighted average period of 1.81 years, respectively. The total intrinsic value of options exercised during the years ended December 31, 2013, 2012, and 2011 were $2.8 million, $0.9 million and $0.1 million, respectively. The total fair value of restricted stock that vested during the years ended December 31, 2013, 2012 and 2011 was $6.8 million, $3.8 million and $1.5 million, respectively. The weighted average grant-date fair value of restricted stock granted during the years ended December 31, 2013, 2012 and 2011 was $6.7 million, $5.9 million and $4.0 million, respectively.
14. REGULATORY CAPITAL REQUIREMENTS
The Company and WAB Consolidated are subject to various regulatory capital requirements administered by the Federal banking agencies. Failure to meet minimum capital requirements could trigger certain mandatory or discretionary actions that, if undertaken, could have a direct material effect on the Company’s business and financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and WAB Consolidated must meet specific capital guidelines that involve qualitative measures of their assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.
Quantitative measures established by regulation to ensure capital adequacy require the Company and WAB Consolidated to maintain minimum amounts and ratios of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I leverage (as defined) to average assets (as defined). As of December 31, 2013 and 2012, the Company and WAB Consolidated met all capital adequacy requirements to which they are subject.
As of December 31, 2013, the Company and WAB Consolidated met the minimum capital ratio requirements necessary to be classified as well-capitalized, as defined by the banking agencies. To be categorized as well-capitalized, WAB Consolidated must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the table below.
Federal banking regulators have proposed revisions to the bank capital requirement standards known as Basel III. Basel III strengthens bank capital requirements and introduces new regulatory requirements on bank liquidity and bank leverage. Based on the Company’s assessment of these proposed regulations, as of December 31, 2013, the Company and the bank met the requirements necessary to be classified as well-capitalized under the proposed regulation.

The actual capital amounts and ratios for the banks and Company are presented in the following table:

	Total Capital	Tier 1 Capital	Risk- Weighted Assets	Tangible Average Assets	Total Capital Ratio	Tier 1 Capital Ratio	Tier 1 Leverage Ratio
	(dollars in thousands)
December 31, 2013
WAL (Consolidated)	$991,461	$891,232	$8,016,500	$9,060,995	12.4%	11.1%	9.8%
WAB Consolidated	931,564	834,560	7,931,887	8,832,546	11.7	10.5	9.5
Well-capitalized ratios					10.0	6.0	5.0
Minimum capital ratios					8.0	4.0	4.0
December 31, 2012
WAL (Consolidated)	$856,199	$768,687	$6,797,392	$7,576,101	12.6%	11.3%	10.1%
BON	371,164	338,404	2,534,301	2,994,626	14.7	13.3	11.3
WAB	258,930	218,716	2,382,971	2,538,356	10.9	9.2	8.6
TPB	196,677	165,403	1,826,740	1,930,808	10.8	9.1	8.6
Well-capitalized ratios					10.0	6.0	5.0
Minimum capital ratios					8.0	4.0	4.0
15. ACCUMULATED OTHER COMPREHENSIVE INCOME
The following table summarizes the changes in accumulated other comprehensive income (loss) by component, net of tax, for the periods indicated:

	Unrealized holding gains (losses) on AFS securities	Impairment loss on securities	Unrealized gain (loss) on cash flow hedge	Total
	(in thousands)
Balance, December 31, 2010	$(9,422)	$—	$—	$(9,422)
Other comprehensive income before reclassifications	7,194	—	519	7,713
Amounts reclassified from accumulated other comprehensive income	(3,028)	144	—	(2,884)
Net current-period other comprehensive income	4,166	144	519	4,829
Balance, December 31, 2011	(5,256)	144	519	(4,593)
Other comprehensive income before reclassifications	15,842	—	(502)	15,340
Amounts reclassified from accumulated other comprehensive income	(2,521)	—	—	(2,521)
Net current-period other comprehensive income	13,321	—	(502)	12,819
Balance, December 31, 2012	8,065	144	17	8,226
Other comprehensive loss before reclassifications	(30,503)	—	(17)	(30,520)
Amounts reclassified from accumulated other comprehensive income	748	—	—	748
Net current-period other comprehensive loss	(29,755)	—	(17)	(29,772)
Balance, December 31, 2013	$(21,690)	$144	$—	$(21,546)

The following table presents reclassifications out of accumulated other comprehensive income (loss):

	Amount reclassified from accumulated other comprehensive income
Details about accumulated other	Year Ended December 31,			Affected line item in the statement
comprehensive income components	2013	2012	2011	where net income is presented
	(in thousands)
Unrealized gains and losses on AFS
	$(1,195)	$3,949	$4,798	Realized gain on sale of Investment securities
	447	(1,428)	(1,770)	Income tax expense
	$(748)	$2,521	$3,028	Net of tax
16. FAIR VALUE ACCOUNTING
The fair value of an asset or liability is the price that would be received to sell that asset or paid to transfer that liability in an orderly transaction occurring in the principal market (or most advantageous market in the absence of a principal market) for such asset or liability. In estimating fair value, the Company utilizes valuation techniques that are consistent with the market approach, the income approach and/or the cost approach. Such valuation techniques are consistently applied. Inputs to valuation techniques include the assumptions that market participants would use in pricing an asset or liability. ASC 825 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurements) and the lowest priority to unobservable inputs (level 3 measurements). The three levels of the fair value hierarchy under ASC 825 are described in "Note 1. Summary of Significant Accounting Policies" of these Notes to Consolidated Financial Statements.
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
Under ASC Topic 825, the Company elected the FVO treatment for the junior subordinated debt and certain investment securities. This election is generally irrevocable and unrealized gains and losses on these items must be reported in earnings at each reporting date. The Company continues to account for these items under the fair value option. Since adoption, there were no financial instruments purchased by the Company which met the ASC 825 fair value election criteria, and therefore, no additional instruments have been added under the fair value option election.
All securities for which the fair value measurement option had been elected are included in a separate line item on the balance sheet entitled “securities measured at fair value.”

For the year ended December 31, 2013 and 2012, gains and losses from fair value changes included in the Consolidated Income Statements were as follows:

	Changes in Fair Values for Items Measured at Fair Value Pursuant to Election of the Fair Value Option
Description	Unrealized Gain/(Loss) on Assets and Liabilities Measured at Fair Value, Net	Interest Income on Securities	Interest Expense on Junior Subordinated Debt	Total Changes Included in Current-Period Earnings
	(in thousands)
Year Ended December 31, 2013
Securities measured at fair value	$(260)	$6	$—	$(254)
Junior subordinated debt	(5,640)	—	(1,823)	(7,463)
Total	$(5,900)	$6	$(1,823)	$(7,717)
Year Ended December 31, 2012
Securities measured at fair value	$(114)	$14	$—	$(100)
Junior subordinated debt	767	—	(1,928)	(1,161)
Total	$653	$14	$(1,928)	$(1,261)
The following table presents the portion of trading securities losses related to trading securities still held at the reporting date:

	December 31,
	2013	2012
	(in thousands)
Net losses for the period on trading securities included in earnings	$(260)	$(114)
Less: net gains and (losses) recognized during the period on trading securities sold during the period	—	—
Change in unrealized losses for the period included in earnings for trading securities held at the end of the reporting period	$(260)	$(114)
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
Fair value on a recurring basis
Financial assets and financial liabilities measured at fair value on a recurring basis include the following:
AFS Securities: ARPS securities, one trust preferred security, corporate debt securities and CRA mutual fund investments are reported at fair value utilizing Level 1 inputs. Other securities classified as AFS are reported at fair value utilizing Level 2 inputs. For these securities, the Company obtains fair value measurements from an independent pricing service. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the bond’s terms and conditions, among other things.
Securities measured at fair value: All of the Company’s securities measured at fair value, the majority of which are mortgage-backed securities, are reported at fair value utilizing Level 2 inputs in the same manner as described above for securities available for sale.
Independent pricing service: Our independent pricing service provides pricing information on Level 1, 2 and 3 securities, and represents the pricing source for the majority of the portfolio. Management independently evaluates fair value measurements received from our third party pricing service through multiple review steps. First, management reviews what has transpired in the market-place with respect to interest rates, credit spreads, volatility, mortgage rates, etc., and makes an expectation on changes to the securities valuations from the previous quarter. Then management obtains market values from additional sources. The pricing service provides management with observable market data including interest rate curves and mortgage prepayment speed grids, as well as dealer quote sheets, new bond offering sheets, and historical trade documentation. Management reviews the assumptions and decides whether they are reasonable. Management may compare interest rates, credit spreads and prepayments speeds used as part of the assumptions to those that management believes are reasonable. Management may price securities using the provided assumptions to determine whether they can develop similar prices on like securities. Any discrepancies with management’s review and the prices provided by the vendor are discussed with the vendor and the Company’s other valuation advisors. Last, management selects a sample of investment securities and compares the values provided by our primary third party pricing service to the market values obtained from secondary sources and evaluates those with notable variances.
Annually the Company receives an SSAE 16 report from its independent pricing service attesting to the controls placed on the operations of the service from its auditor.
Interest rate swap: Interest rate swaps are reported at fair value utilizing Level 2 inputs. The Company obtains dealer quotations to value its interest rate swaps.
Junior subordinated debt: The Company estimates the fair value of its junior subordinated debt using a discounted cash flow model which incorporates the effect of the Company’s own credit risk in the fair value of the liabilities (Level 3). The Company’s cash flow assumptions were based on the contractual cash flows as the Company anticipates that it will pay the debt according to its contractual terms. The Company's practice of determining the discount rate as of March 31, 2013 and prior was to use an index derived from market data available for similar non-investment grade trust preferred securities. As of June 30, 2013, the available market data contracted and the small population of similar non-investment grade trust preferred securities was no longer adequately diversified to ensure an accurate representation of change in the discount rate. As a result, the Company replaced the Peer Index with the BB 20-Year Index, adjusted for a spread representing credit risk differential over a look-back period. The Company evaluated priced offerings on individual issuances of trust preferred securities and estimated the discount rate based, in part, on that information. The Company estimated the discount rate at 5.861%, which is a 562 basis point spread over 3 month LIBOR (0.246% as of December 31, 2013). As of December 31, 2012, the Company estimated the discount rate at 6.846%, which was a 654 basis point spread over 3 month LIBOR 0.306%.
The fair value of these assets and liabilities were determined using the following inputs at the periods presented:

	Fair Value Measurements at the End of the Reporting Period Using:
December 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
	(in thousands)
Assets:
Measured at fair value
Residential mortgage-backed securities issued by GSEs	$—	$3,036	$—	$3,036
Available-for-sale
U.S. government sponsored agency securities	$—	$46,975	$—	$46,975
Municipal obligations	—	115,665	—	115,665
Preferred stock	61,484	—	—	61,484
Mutual funds	36,532	—	—	36,532
Residential mortgage-backed securities issued by GSEs	—	1,021,421	—	1,021,421
Private label residential mortgage-backed securities	—	36,099	—	36,099
Private label commercial mortgage-backed securities	—	5,433	—	5,433
Trust preferred	—	23,805	—	23,805
CRA Investments	23,282	—	—	23,282
Total AFS	$121,298	$1,249,398	$—	$1,370,696
Positive NPVs on interest rate swaps	$—	$2,783	$—	$2,783
Liabilities:
Junior subordinated debt	$—	$—	$41,858	$41,858
Negative NPVs on interest rate swaps	$—	$4,168	$—	$4,168

	Fair Value Measurements at the End of the Reporting Period Using:
December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
	(in thousands)
Assets:
Measured at fair value
Residential mortgage-backed securities issued by GSEs	$—	$5,061	$—	$5,061
Available-for-sale
Municipal obligations	$—	$73,171	$—	$73,171
Residential mortgage-backed securities issued by GSEs	—	663,204	—	663,204
Mutual funds	37,961	—	—	37,961
Private label residential mortgage-backed securities	—	35,607	—	35,607
Private label commercial mortgage-backed securities	—	5,741	—	5,741
Preferred stock	75,555	—	—	75,555
Trust preferred	24,135	—	—	24,135
Other	24,216	—	—	24,216
Total AFS	$161,867	$777,723	$—	$939,590
Positive NPVs on interest rate swaps	$—	$777	$—	$777
Liabilities:
Junior subordinated debt	$—	$—	$36,218	$36,218
Negative NPVs on interest rate swaps	$—	$751	$—	$751
As of June 30, 2013, trust preferred securities transferred from Level 1 to Level 2 due to the unavailability of active trade information.
For the twelve months ended December 31, 2013, the change in Level 3 liabilities measured at fair value on a recurring basis was as follows:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Junior Subordinated Debt
	December 31,
	2013	2012
	(in thousands)
Opening balance	$(36,218)	$(36,985)
Total gains or losses for the period
Included in earnings (a)	(5,640)	767
Closing balance	$(41,858)	$(36,218)
Change in unrealized losses for the twelve month period included in earnings (or changes in net assets)	$(5,640)	$767

(a)	Total gains (losses) for the period are included in the non-interest income line, mark to market gains (losses), net.
For Level 3 liabilities measured at fair value on a recurring basis as of December 31, 2013 and 2012, the significant unobservable inputs used in the fair value measurements were as follows:

	Fair Value at December 31, 2013	Valuation Technique	Significant Unobservable Inputs	Input Value
	(dollars in thousands)
Junior subordinated debt	$41,858	Discounted cash flow	BB Corporate Bond over Treasury Index with comparable credit spread	5.861%

	Fair Value at December 31, 2012	Valuation Technique	Significant Unobservable Inputs	Input Value
	(dollars in thousands)
Junior subordinated debt	$36,218	Discounted cash flow	Median market spreads on publicly issued trust preferreds with comparable credit risk	6.846%
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
Fair value on a nonrecurring basis
Certain assets are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis, but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). The following table presents such assets carried on the balance sheet by caption and by level within the ASC 825 hierarchy:

	Fair Value Measurements at the End of the Reporting Period Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Active Markets for Similar Assets (Level 2)	Unobservable Inputs (Level 3)
	(in thousands)
As of December 31, 2013:
Impaired loans with specific valuation allowance	$20,474	$—	$—	$20,474
Impaired loans without specific valuation allowance	95,695	—	—	95,695
Other assets acquired through foreclosure	66,719	—	—	66,719
As of December 31, 2012:
Impaired loans with specific valuation allowance	$38,672	$—	$—	$38,672
Impaired loans without specific valuation allowance	67,207	—	—	67,207
Other assets acquired through foreclosure	77,247	—	—	77,247
Impaired loans: The specific reserves for collateral dependent impaired loans are based on the fair value of the collateral. The fair value of collateral is determined based on third-party appraisals. Appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Fair value is determined, where possible, using market prices derived from an appraisal or evaluation, which are considered to be Level 2. However, certain assumptions and unobservable inputs are often used by the appraiser; therefore, qualifying the assets as Level 3 in the fair value hierarchy. In some cases, adjustments are made to the appraised values due to various factors, including age of the appraisal (which are generally obtained every six to twelve months), age of comparables included in the appraisal and known changes in the market and in the collateral. When significant adjustments are based on unobservable inputs, such as when a current appraised value is not available or management determines the fair value of the collateral is further impaired below appraised value and there is no observable market price, the resulting fair value measurement has been categorized as a Level 3 measurement. These Level 3 impaired loans had an aggregate carrying amount of $25.8 million and $51.5 million, respectively, at December 31, 2013 and 2012. Specific reserves in the allowance for loan losses for these loans were $5.3 million and $12.9 million, respectively, at December 31, 2013 and 2012.
Other assets acquired through foreclosure: Other assets acquired through foreclosure consist of properties acquired as a result of, or in-lieu-of, foreclosure. Properties or other assets classified as other assets acquired through foreclosure and other repossessed property and are initially reported at the fair value determined by independent appraisals using appraised value, less cost to sell. Such properties are generally re-appraised every six to twelve months. There is risk for subsequent volatility. Costs relating to the development or improvement of the assets are capitalized and costs relating to holding the assets are charged to expense. The Company had $66.7 million of such assets at December 31, 2013. Fair value is determined, where possible, using market prices derived from an appraisal or evaluation, which are considered to be Level 2. However, certain assumptions and unobservable inputs are often used by the appraisal; therefore, qualifying the assets as Level 3 in the fair value hierarchy. When significant adjustments are based on unobservable inputs, such as when a current appraised value is not available or management determines the fair value of the collateral is further impaired below appraised value and there is no observable market price, the resulting fair value measurement has been categorized as a Level 3 measurement.
Credit vs. non-credit losses
Under the provisions of ASC 320, OTTI is separated into the (a) amount of total impairment related to the credit loss and (b) amount of the total impairment related to all other factors. The amount of the total OTTI related to the credit loss is recognized in earnings. The amount of the total impairment related to all other factors is recognized in other comprehensive income.
For the years December 31, 2013 and 2012, the Company determined that no securities experienced credit losses.
The following table presents a rollforward of the amount related to impairment credit losses recognized in earnings for the year ended December 31, 2013:

Private Label Mortgage- Backed Securities
(in thousands)
Beginning balance of impairment losses held in other comprehensive income	$(1,811)
Current period other-than temporary impairment credit losses recognized through earnings	—
Reductions for securities sold during the period	1,811
Additions or reductions in credit losses due to change of intent to sell	—
Reductions for increases in cash flows to be collected on impaired securities	—
Ending balance of net unrealized gains and (losses) held in other comprehensive income	$—
FAIR VALUE OF FINANCIAL INSTRUMENTS
The estimated fair value of the Company’s financial instruments is as follows:

	December 31, 2013
	Carrying Amount	Fair Value
		Level 1	Level 2	Level 3	Total
	(in thousands)
Financial assets:
Investment securities:
HTM	$283,006	$22,200	$259,496	$8	$281,704
AFS	1,370,696	121,298	1,249,398	—	1,370,696
Trading	3,036	—	3,036	—	3,036
Positive NPVs on interest rate swaps	2,783	—	2,783	—	2,783
Loans, net	6,701,365	—	6,090,962	116,169	6,207,131
Financial liabilities:
Deposits	7,838,205	—	7,842,014	—	7,842,014
Customer repurchases	71,192	—	71,192	—	71,192
FHLB and FRB advances	273,879	—	273,879	—	273,879
Other borrowed funds	67,217	3,000	—	71,475	74,475
Junior subordinated debt	41,858	—	—	41,858	41,858
Negative NPVs on interest rate swaps	4,168	—	4,168	—	4,168

	December 31, 2012
	Carrying Amount	Fair Value
		Level 1	Level 2	Level 3	Total
	(in thousands)
Financial assets:
Investment securities:
HTM	291,333	54,470	238,349	—	292,819
AFS	939,590	161,867	777,723	—	939,590
Trading	5,061	—	5,061	—	5,061
Positive NPVs on interest rate swaps	777	—	777	—	777
Loans, net	5,613,891	—	5,133,351	129,304	5,262,655
Financial liabilities:
Deposits	6,455,177	—	6,458,100	—	6,458,100
Customer repurchases	79,034	—	79,034	—	79,034
FHLB and FRB advances	120,000	—	120,000	—	120,000
Other borrowed funds	73,717	—	—	85,125	85,125
Junior subordinated debt	36,218	—	—	36,218	36,218
Negative NPVs on interest rate swaps	751	—	751	—	751
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
Interest rate risk exposure is measured using interest rate sensitivity analysis to determine our change in net portfolio value and net interest income resulting from hypothetical changes in interest rates. If potential changes to net portfolio value and net interest income resulting from hypothetical interest rate changes are not within the limits established by the Board of Directors, the Board may direct management to adjust the asset and liability mix to bring interest rate risk within Board-approved limits. As of December 31, 2013, the Company’s interest rate risk profile was within Board-approved limits.
In 2013, each of the Company’s subsidiary banks had an Asset and Liability Management Committee charged with managing interest rate risk within Board approved limits. Such limits may vary by bank based on local strategy and other considerations, but in all cases, are structured to prohibit an interest rate risk profile that is significantly asset or liability sensitive. There is also an Asset and Liability Management Committee at the holding company level that reviewed the interest rate risk of each subsidiary bank, as well as an aggregated position for the entire Company.
Fair value of commitments
The estimated fair value of standby letters of credit outstanding at December 31, 2013 and 2012 was insignificant. Loan commitments on which the committed interest rates were less than the current market rate are also insignificant at December 31, 2013 and 2012.
17. EMPLOYEE BENEFIT PLANS
The Company has a qualified 401(k) employee benefit plan for all eligible employees. Participants are able to defer between 1% and 15% (up to a maximum of $17,500 for those under 50 years of age in 2013) of their annual compensation. The Company may elect to match a discretionary amount each year, which was 50% of the first 6% of the participant’s compensation deferred into the plan. The Company’s total contribution was $1.7 million, $1.4 million and $1.3 million for the years ended December 31, 2013, 2012 and 2011, respectively.
In addition, the Company maintains a non-qualified 401(k) restoration plan for the benefit of executives of the Company and certain affiliates. Participants are able to defer a portion of their annual salary and receive a matching contribution based primarily on the contribution structure in effect under the Company’s 401(k) plan, but without regard to certain statutory limitations applicable under the 401(k) plan. The Company’s total contribution to the restoration plan was approximately $63,566, $43,000, and $31,000 for the years ended December 31, 2013, 2012 and 2011, respectively.

18. PARENT COMPANY FINANCIAL INFORMATION
The condensed financial statements of the holding company are presented in the following pages.

WESTERN ALLIANCE BANCORPORATION
Condensed Balance Sheets

	December 31,
	2013	2012
	(in thousands)
ASSETS:
Cash and cash equivalents	$9,761	$16,377
Securities available-for-sale	33,005	41,791
Investment in subsidiaries	863,712	790,175
Loans held for investment, net	47,239	12,553
Other assets	39,650	17,698
Total assets	$993,367	$878,594
LIABILITIES AND STOCKHOLDERS' EQUITY:
Borrowings	$67,217	$73,717
Junior subordinated debt	41,858	36,218
Accrued interest and other liabilities	29,041	9,042
Total liabilities	138,116	118,978
Total stockholders’ equity	855,251	759,616
Total liabilities and stockholders’ equity	$993,367	$878,594

WESTERN ALLIANCE BANCORPORATION
Condensed Income Statements

	Year Ended December 31,
	2013	2012	2011
	(in thousands)
INCOME:
Dividends from subsidiaries	$71,529	$18,499	$4,192
Interest income	2,847	2,105	1,502
Non-interest income	3,995	27,563	10,240
Total income	78,371	48,167	15,934
EXPENSE:
Interest expense	10,833	10,522	10,241
Non-interest expense	32,001	30,064	25,093
Total expense	42,834	40,586	35,334
Income (loss) before income taxes and equity in undistributed earnings of subsidiaries	35,537	7,581	(19,400)
Income tax benefit	21,426	11,353	9,750
Income (loss) before equity in undistributed earnings of subsidiaries	56,963	18,934	(9,650)
Equity in undistributed earnings of subsidiaries	57,560	53,900	41,144
Net income	114,523	72,834	31,494
Preferred stock dividends	1,410	3,793	16,206
Net income applicable to common shareholders	$113,113	$69,041	$15,288

Western Alliance Bancorporation
Condensed Statements of Cash Flows

	Year Ended December 31,
	2013	2012	2011
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$114,523	$72,834	$31,494
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in net undistributed earnings of subsidiaries	(57,560)	(53,900)	(41,144)
Trust preferred securities change in fair value	5,640	(767)	(6,049)
Net amortization of discounts and premiums on investment securities	148	53	201
Loss on extinguishment of debt	1,387	—	—
Other operating activities, net	(5,711)	8,126	43,625
Net cash provided by operating activities	58,427	26,346	28,127
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of securities	(2,044)	(26,765)	(5,000)
Principal pay-downs, calls and maturities of securities	1,041	—	—
Proceeds from sales/maturities of securities	5,726	13,622	3,159
Proceeds from sale of other repossessed assets, net	9,844	4,146	3,415
Purchase of other repossessed assets, net	—	(1,640)	(4,965)
Capital contributions to subsidiaries	(40,000)	—	(8,000)
Loans purchases, fundings and principal collections, net	(35,979)	(12,665)	—
Purchase of premises and equipment	(481)	(23)	(155)
Proceeds from business divestitures	—	1,300	—
Net cash used in investing activities	(61,893)	(22,025)	(11,546)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from other borrowings	3,000	—	—
Excess tax benefit of stock-based compensation	1,552	—	—
Repayments on other borrowings	(10,887)	—	—
Proceeds from exercise of stock options	4,595	2,802	362
Proceeds from issuance of preferred stock	—	—	141,000
Redemption of preferred stock	—	—	(140,000)
Cash dividends paid on preferred stock	(1,410)	(3,793)	(7,033)
Other	—	—	(415)
Net cash used in financing activities	(3,150)	(991)	(6,086)
Increase (decrease) in cash and cash equivalents	(6,616)	3,330	10,495
Cash and cash equivalents, beginning of year	16,377	13,047	2,552
Cash and cash equivalents, end of year	$9,761	$16,377	$13,047
SUPPLEMENTAL DISCLOSURE:
Cash paid during the period for:
Interest	$11,091	$10,541	$5,765
Income taxes	19,105	1,740	—

19. SEGMENTS
The Company provides a full range of banking services through its consolidated subsidiaries.
During the year ended December 31, 2013, the Company consisted of the following segments: BON, WAB, TPB and Other (which includes WAL holding company, WAEF, LVSP and the discontinued operations of PartnersFirst). On December 31, 2013, the Company consolidated its three bank subsidiaries under one charter, WAB. As a result, in 2014, BON and TPB will also operate as divisions of WAB and the composition of the Company's reportable segments will change to reflect the new legal structure. The operating segments contemplated in 2014 will consist of the "Arizona Region," "Nevada Region," "California Region," "Specialty Lines" and "Other." The operating segments for prior periods will not be restated due to the impractability of restating segments due to the change in the legal structure on January 1, 2014.
The accounting policies of the reported segments are the same as those of the Company as described in "Note 1. Summary of Significant Accounting Policies" of these Notes to Consolidated Financial Statements. Transactions between segments consist primarily of borrowed funds and loan participations. Federal funds purchased and sold and other borrowed funding transactions that resulted in inter-segment profits were eliminated for reporting consolidated results of operations. Loan participations were recorded at par value with no resulting gain or loss. The Company allocated centrally provided services to the operating segments based upon estimated usage of those services.
The following is a summary of selected operating segment information as of and for the years ended December 31, 2013, 2012 and 2011:

	WAB	BON	TPB (1)	Other	Inter-segment eliminations	Consolidated Company
At December 31, 2013	(dollars in millions)
Assets	$3,551.0	$3,426.0	$2,258.1	$993.1	$(921.1)	$9,307.1
Loans, net of deferred loan fees and costs	2,834.3	2,285.6	1,624.5	57.0	—	6,801.4
Less: allowance for credit losses	(30.1)	(51.0)	(18.3)	(0.7)	—	(100.1)
Loans, net	2,804.2	2,234.6	1,606.2	56.3	—	6,701.3
Goodwill and intangible assets, net	2.6	24.8	—	—	—	27.4
Deposits	3,064.6	2,763.2	2,021.3	—	(10.9)	7,838.2
Borrowings	73.9	200.0	—	67.2	—	341.1
Stockholders' equity	303.5	368.3	174.5	873.1	(864.1)	855.3

Twelve Months Ended December 31, 2013:	(dollars in thousands)
Net interest income (expense)	$130,219	$122,799	$85,357	$(5,480)	$—	$332,895
Provision for (recovery of) credit losses	12,500	(4,414)	3,840	1,294	—	13,220
Net interest income (expense) after provision for credit losses	117,719	127,213	81,517	(6,774)	—	319,675
Non-interest income (2)	15,855	14,181	2,223	2,742	(17,772)	17,229
Non-interest expense	(63,343)	(72,211)	(49,020)	(29,464)	17,772	(196,266)
Income (loss) from continuing operations before income taxes	70,231	69,183	34,720	(33,496)	—	140,638
Income tax expense (benefit)	18,798	16,458	11,925	(21,927)	—	25,254
Income (loss) from continuing operations	51,433	52,725	22,795	(11,569)	—	115,384
Loss from discontinued operations, net	—	—	—	(861)	—	(861)
Net income (loss)	$51,433	$52,725	$22,795	$(12,430)	$—	$114,523

	WAB	BON	TPB (1)	Other	Inter-segment eliminations	Consolidated Company
At December 31, 2012	(dollars in millions)
Assets	$2,565.1	$3,029.1	$2,019.8	$902.0	$(893.4)	$7,622.6
Held for sale loans	—	—	31.1	—	—	31.1
Loans, net of deferred loan fees and costs	2,037.1	2,183.3	1,477.1	23.5	(42.8)	5,678.2
Less: allowance for credit losses	(21.3)	(58.2)	(15.6)	(0.3)	—	(95.4)
Loans, net	2,015.8	2,125.1	1,461.5	23.2	(42.8)	5,582.8
Goodwill and intangible assets, net	3.5	26.3	—	—	—	29.8
Deposits	2,224.2	2,569.1	1,679.3	—	(17.4)	6,455.2
Borrowings	45.0	—	110.0	73.7	(35.0)	193.7
Stockholders' equity	224.0	378.2	169.1	780.9	(792.6)	759.6

Twelve Months Ended December 31, 2012:	(dollars in thousands)
Net interest income (expense)	$98,309	$113,181	$86,653	$(7,880)	$—	$290,263
Provision for credit losses	2,584	35,378	8,582	300	—	46,844
Net interest income (expense) after provision for credit losses	95,725	77,803	78,071	(8,180)	—	243,419
Non-interest income (2)	6,566	16,401	3,875	29,684	(11,800)	44,726
Non-interest expense	(49,141)	(72,052)	(44,841)	(34,626)	11,800	(188,860)
Income (loss) from continuing operations before income taxes	53,150	22,152	37,105	(13,122)	—	99,285
Income tax expense (benefit)	16,380	4,033	14,401	(10,853)	—	23,961
Income from continuing operations	36,770	18,119	22,704	(2,269)	—	75,324
Loss from discontinued operations, net	—	—	—	(2,490)	—	(2,490)
Net income (loss)	$36,770	$18,119	$22,704	$(4,759)	$—	$72,834

Twelve Months Ended December 31, 2011:	(dollars in thousands)
Net interest income	$82,949	$107,316	$76,143	$(8,740)	$—	$257,668
Provision for credit losses	10,076	29,623	6,489	—	—	46,188
Net interest income after provision for credit losses	72,873	77,693	69,654	(8,740)	—	211,480
Non-interest income	7,378	17,221	5,085	12,781	(8,008)	34,457
Non-interest expense	(49,517)	(85,813)	(41,559)	(26,717)	8,008	(195,598)
Income (loss) from continuing operations before income taxes	30,734	9,101	33,180	(22,676)	—	50,339
Income tax expense (benefit)	10,890	1,626	13,676	(9,343)	—	16,849
Income(loss) from continuing operations	19,844	7,475	19,504	(13,333)	—	33,490
Loss from discontinued operations, net	—	—	—	(1,996)	—	(1,996)
Net income (loss)	$19,844	$7,475	$19,504	$(15,329)	$—	$31,494

(1)     Excludes discontinued operations
(2)    Includes bargain purchase gain acquisition

20. QUARTERLY FINANCIAL DATA (UNAUDITED)

	December 31,
	2013
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
	(in thousands, except share amounts)
Interest income	$97,582	$92,680	$89,285	$83,108
Interest expense	7,601	8,121	7,133	6,905
Net interest income	89,981	84,559	82,152	76,203
Provision for credit losses	4,300	—	3,481	5,439
Net interest income after provision for credit losses	85,681	84,559	78,671	70,764
Non-interest income	(157)	2,625	10,862	3,899
Non-interest expense	(51,131)	(49,675)	(48,531)	(46,929)
Income from continuing operations before income taxes	34,393	37,509	41,002	27,734
Income tax expense	2,341	9,288	6,817	6,808
Income from continuing operations	32,052	28,221	34,185	20,926
Loss from discontinued operations, net of tax benefit	(701)	(29)	(169)	38
Net income	31,351	28,192	34,016	20,964
Preferred stock dividends	352	352	353	353
Net income available to common shareholders	$30,999	$27,840	$33,663	$20,611
Earnings per share:
Basic	$0.36	$0.32	$0.39	$0.24
Diluted	$0.36	$0.32	$0.39	$0.24

	December 31,
	2012
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
	(in thousands, except per share amounts)
Interest income	$84,343	$78,669	$77,846	$77,437
Interest expense	6,888	6,723	7,041	7,380
Net interest income	77,455	71,946	70,805	70,057
Provision for credit losses	11,501	8,932	13,330	13,081
Net interest income after provision for credit losses	65,954	63,014	57,475	56,976
Non-interest income	24,463	6,982	7,397	5,884
Non-interest expense	(48,989)	(47,543)	(45,431)	(46,897)
Income from continuing operations before income taxes	41,428	22,453	19,441	15,963
Income tax expense	7,509	6,752	5,259	4,441
Income from continuing operations	33,919	15,701	14,182	11,522
Loss from discontinued operations, net of tax benefit	(1,804)	(243)	(221)	(222)
Net income	32,115	15,458	13,961	11,300
Preferred stock dividends	353	352	1,325	1,763
Net income available to common shareholders	$31,762	$15,106	$12,636	$9,537
Earnings per share:
Basic	$0.38	$0.18	$0.15	$0.12
Diluted	$0.37	$0.18	$0.15	$0.12

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A.	Controls and Procedures
As of the end of the period covered by this Annual Report on Form 10-K, an evaluation was carried out by the Company’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e), under the Exchange Act. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of the end of the period covered by this report. No changes were made to the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the last fiscal quarter that materially affected, or are reasonably likely to affect, the Company’s internal control over financial reporting.
MANAGEMENTS REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
The management of WAL is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is a process designed under the supervision of the Company’s Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with U.S. generally accepted accounting principles.
As of December 31, 2013, management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control-Integrated Framework” issued by the COSO in 1992. Based on this assessment, management determined that the Company maintained effective internal control over financial reporting as of December 31, 2013, based on those criteria.
McGladrey LLP, the independent registered public accounting firm that audited the consolidated financial statements of the Company included in this Annual Report on Form 10-K has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013. The report, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013, is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders
Western Alliance Bancorporation
We have audited Western Alliance Bancorporation’s (the Company) internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 1992. Western Alliance Bancorporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
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
In our opinion, Western Alliance Bancorporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 1992.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of Western Alliance Bancorporation and our report dated February 21, 2014 expressed an unqualified opinion.
/s/ McGladrey LLP
Phoenix, Arizona
February 21, 2014

Item 9B.	Other Information
Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance
The information required by this item is incorporated by reference from the Company’s Definitive Proxy Statement for the 2014 Annual Meeting of Stockholders to be held on May 20, 2014.
The Company has adopted a Code of Business Conduct and Ethics applicable to all of our directors and employees, including the principal executive officer, principal financial officer and principal accounting officer. A copy of the Code of Business Conduct and Ethics is available on the Company’s website at www.westernalliancebancorp.com.

Item 11.	Executive Compensation
The information required by this item is incorporated by reference from the Company’s Definitive Proxy Statement for the 2014 Annual Meeting of Stockholders to be held on May 20, 2014.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item is incorporated by reference from the Company’s Definitive Proxy Statement for the 2014 Annual Meeting of Stockholders to be held on May 20, 2014.

Item 13.	Certain Relationships and Related Transactions, and Director Independence
The information required by this item is incorporated by reference from the Company’s Definitive Proxy Statement for the 2014 Annual Meeting of Stockholders to be held on May 20, 2014.

Item 14.	Principal Accountant Fees and Services
The information required by this item is incorporated by reference from the Company’s Definitive Proxy Statement for the 2014 Annual Meeting of Stockholders to be held on May 20, 2014.

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

2.2
Agreement and Plan of Merger, dated as of January 18, 2013, by and between Western Alliance Bank, LandAmerica Financial Group, Inc., Orange County Bancorp and Centennial Bank (incorporated by reference to Exhibit 2.1 of Western Alliance’s Form 8-K filed with the SEC on January 22, 2013).

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

4.4
Senior Debt Indenture, dated August 25, 2010, between Western Alliance Bancorporation and Wells Fargo Bank, National Association, as trustee. (incorporated by reference to Exhibit 4.1 to Western Alliance’s Form 8-K filed with the SEC on August 25, 2010).

4.5
First Supplemental Indenture, dated August 25, 2010, between Western Alliance Bancorporation and Wells Fargo Bank, National Association, as trustee. (incorporated by reference to Exhibit 4.2 to Western Alliance’s Form 8-K filed with the SEC on August 25, 2010).

4.6	Form of 10.00% Senior Notes due 2015 (incorporated by reference to Exhibit 4.3 to Western Alliance’s Form 8-K filed with the SEC on August 25, 2010).

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

10.6	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.7 to Western Alliance’s Registration Statement on Form S-1 filed with the SEC on April 28, 2005). ±

10.7	Form of Non-Competition Agreement (incorporated by reference to Exhibit 10.8 to Western Alliance’s Registration Statement on Form S-1 filed with the SEC on April 28, 2005). ±

10.8
Securities Purchase Agreement, dated September 29, 2008, by and among Western Alliance Bancorporation and certain other parties thereto (incorporated by reference to Exhibit 10.1 to Western Alliance’s Form 8-K filed with the SEC on October 2, 2008).

10.9
Registration Rights Agreement, dated September 29, 2008, by and among Western Alliance Bancorporation and certain other parties thereto (incorporated by reference to Exhibit 10.2 to Western Alliance’s Form 8-K filed with the SEC on October 2, 2008).

10.10
Letter Agreement, dated November 21, 2008, between Western Alliance Bancorporation and the United States Department of the Treasury, and the Securities Purchase Agreement – Standard Terms attached thereto (incorporated by reference to Exhibit 10.1 to Western Alliance’s Form 8-K filed with the SEC on November 25, 2008).

10.11	Western Alliance Bancorporation 2013 Annual Bonus Plan (incorporated by reference to Exhibit 10.21 to Western Alliance's Form 10-K filed with the SEC on March 1, 2013). ±

10.12*	Western Alliance Bancorporation 2014 Annual Bonus Plan. ±

10.13
Small Business Lending Fund – Securities Purchase Agreement, dated September 27, 2011, between Western Alliance Bancorporation and the Secretary of the Treasury (incorporated by reference to Exhibit 10.1 to Western Alliance’s Form 8-K filed with the SEC on September 27, 2011).

10.14
Repurchase Agreement, dated September 27, 2011, between Western Alliance Bancorporation and the United States Department of the Treasury (incorporated by reference to Exhibit 10.2 to Western Alliance’s Form 8-K filed with the SEC on September 27, 2011).

10.15	Western Alliance Bancorporation Change in Control Severance Plan (incorporated by reference to Exhibit 10.1 to Western Alliance’s Form 8-K filed with the SEC on September 25, 2012). ±

21.1*	List of Subsidiaries of Western Alliance Bancorporation.

23.1*	Consent of McGladrey LLP.

24.1*	Power of Attorney (see signature page).

31.1*	CEO Certification Pursuant Rule 13a-14(a)/15d-a4(a).

31.2*	CFO Certification Pursuant Rule 13a-14(a)/15d-14(a).

32**	CEO and CFO Certification Pursuant 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

* Filed herewith.
**Furnished herewith.

Stockholders may obtain copies of exhibits by writing to: Dale Gibbons, Western Alliance Bancorporation, One East Washington Street Suite 1400, Phoenix, AZ 85004.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WESTERN ALLIANCE BANCORPORATION

February 21, 2014	By:	/s/ Robert Sarver
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
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in their listed capacities on February 21, 2014.

Name	Title

/s/ Robert Sarver	Chairman of the Board and Chief Executive Officer
Robert Sarver	(Principal Executive Officer)

/s/ Dale Gibbons	Executive Vice President and Chief Financial
Dale Gibbons	Officer (Principal Financial Officer)

/s/ J. Kelly Ardrey Jr.	Senior Vice President and Chief Accounting Officer
J. Kelly Ardrey Jr.

/s/ Bruce D. Beach	Director
Bruce D. Beach

/s/ William S. Boyd	Director
William S. Boyd

/s/ Steven J. Hilton	Director
Steven J. Hilton

/s/ Marianne Boyd Johnson	Director
Marianne Boyd Johnson

/s/ Cary Mack	Director
Cary Mack

/s/ Todd Marshall	Director
Todd Marshall

/s/ M. Nafees Nagy	Director
M. Nafees Nagy

/s/ James Nave	Director
James Nave

/s/ John Peter Sande III	Director
John Peter Sande III

/s/ Donald D. Snyder	Director
Donald D. Snyder

/s/ Sung Won Sohn	Director
Sung Won Sohn
/s/ Kenneth A. Vecchione	Director
Kenneth A. Vecchione