Form 10-Q
period 2014-03-31
WESTERN ALLIANCE BANCORPORATION
filed 2014-04-30
CIK 1212545

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2014 or

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Common stock issued and outstanding: 87,588,436 shares as of April 25, 2014.

PART I. FINANCIAL INFORMATION
GLOSSARY OF ENTITIES AND TERMS
The acronyms and abbreviations identified below are used in various sections of this Form 10-Q, including the Consolidated Financial Statements and the Notes to Unaudited Consolidated Financial Statements in Item 1 and "Management's Discussion and Analysis of Financial Condition and Results of Operations," in Item 2 of this Form 10-Q.

ENTITIES:
AAB	Alliance Association Bank	Parent	WAL Holding Company
ABA	Alliance Bank of Arizona	TPB	Torrey Pines Bank
Company	Western Alliance Bancorporation and Subsidiaries	WAB	Western Alliance Bank
BON	Bank of Nevada	WAEF	Western Alliance Equipment Finance
FIB	First Independent Bank	WAL	Western Alliance Bancorporation
LVSP	Las Vegas Sunset Properties
TERMS:
AFS	Available-for-Sale	FVO	Fair Value Option
AMT	Alternative Minimum Tax	GAAP	U.S. Generally Accepted Accounting Principles
ALCO	Asset and Liability Management Committee	GSE	Government-Sponsored Enterprise
AOCI	Accumulated Other Comprehensive Income	HTM	Held-to-Maturity
ARPS	Adjustable-Rate Preferred Stock	ICS	Insured Cash Sweep Service
ASC	Accounting Standards Codification	IRC	Internal Revenue Code
ASU	Accounting Standards Update	LIBOR	London Interbank Offered Rate
BOLI	Bank Owned Life Insurance	LIHTC	Low-Income Housing Tax Credit
CDARS	Certificate Deposit Account Registry Service	MBS	Mortgage-Backed Securities
CDO	Collateralized Debt Obligation	NOL	Net Operating Loss
CEO	Chief Executive Officer	NPV	Net Present Value
CFO	Chief Financial Officer	NUBILs	Net Unrealized Built In Losses
CMO	Collateralized Mortgage Obligations	OCI	Other Comprehensive Income
Company	Western Alliance Bancorporation	OREO	Other Real Estate Owned
CRA	Community Reinvestment Act	OTTI	Other-than-Temporary Impairment
CRE	Commercial Real Estate	Parent	WAL Holding Company
FASB	Financial Accounting Standards Board	PCI	Purchased Credit Impaired
FDIC	Federal Deposit Insurance Corporation	SEC	Securities and Exchange Commission
FHLB	Federal Home Loan Bank	TDR	Troubled Debt Restructuring
Form 10-Q	Quarterly Report on Form 10-Q for the Quarter Ended March 31, 2014	TEB	Tax Equivalent Basis
FRB	Federal Reserve Bank	XBRL	eXtensible Business Reporting Language

Item 1.	Financial Statements.

WESTERN ALLIANCE BANCORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31, 2014	December 31, 2013
	(Unaudited)
	(in thousands, except per share amounts)
Assets:
Cash and due from banks	$161,302	$134,906
Securities purchased under agreement to resell	111,085	—
Interest-bearing deposits in other financial institutions	193,538	170,608
Cash and cash equivalents	465,925	305,514
Money market investments	851	2,632
Investment securities—measured at fair value	2,943	3,036
Investment securities—AFS, at fair value; amortized cost of $1,384,219 at March 31, 2014 and $1,404,048 at December 31, 2013	1,366,433	1,370,696
Investment securities—HTM, at amortized cost; fair value of $281,483 at March 31, 2014 and $281,704 at December 31, 2013	275,738	283,006
Investments in restricted stock, at cost	25,275	30,186
Loans, net of deferred loan fees and costs	7,108,599	6,801,415
Less: allowance for credit losses	(103,899)	(100,050)
Total loans	7,004,700	6,701,365
Premises and equipment, net	106,579	105,565
Other assets acquired through foreclosure, net	56,450	66,719
Bank owned life insurance	141,511	140,562
Goodwill	23,224	23,224
Other intangible assets, net	3,553	4,150
Deferred tax assets, net	78,322	80,688
Prepaid expenses	4,660	4,778
Other assets	190,460	185,221
Total assets	$9,746,624	$9,307,342
Liabilities:
Deposits:
Non-interest-bearing demand	$2,093,604	$2,199,983
Interest-bearing	6,055,369	5,638,222
Total deposits	8,148,973	7,838,205
Customer repurchase agreements	57,407	71,192
Securities sold short	109,793	—
Other borrowings	342,816	341,096
Junior subordinated debt, at fair value	42,836	41,858
Other liabilities	149,994	159,493
Total liabilities	8,851,819	8,451,844
Commitments and contingencies (Note 6)
Stockholders’ equity:
Preferred stock - par value $0.0001 and liquidation value per share of $1,000; 20,000,000 authorized; 141,000 shares issued and outstanding at March 31, 2014 and December 31, 2013	141,000	141,000
Common stock - par value $0.0001; 200,000,000 authorized; 87,553,976 shares issued and outstanding at March 31, 2014 and 87,186,403 at December 31, 2013	9	9
Additional paid in capital	795,306	797,146
Accumulated deficit	(30,379)	(61,111)
Accumulated other comprehensive loss	(11,131)	(21,546)
Total stockholders’ equity	894,805	855,498
Total liabilities and stockholders’ equity	$9,746,624	$9,307,342
See accompanying Notes to Unaudited Consolidated Financial Statements.

WESTERN ALLIANCE BANCORPORATION AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENTS (Unaudited)

	Three Months Ended March 31,
	2014	2013
	(in thousands, except per share amounts)
Interest income:
Loans, including fees	$86,804	$74,725
Investment securities	10,226	6,961
Dividends	1,099	1,197
Other	572	225
Total interest income	98,701	83,108
Interest expense:
Deposits	4,665	3,732
Other borrowings	2,819	2,672
Junior subordinated debt	421	466
Customer repurchase agreements	19	35
Total interest expense	7,924	6,905
Net interest income	90,777	76,203
Provision for credit losses	3,500	5,439
Net interest income after provision for credit losses	87,277	70,764
Non-interest income:
Service charges and fees	2,530	2,534
Income from bank owned life insurance	949	1,036
Gain on sales of investment securities, net	366	147
Unrealized losses on assets / liabilities measured at fair value, net	(1,276)	(471)
Other fee revenue	1,108	957
Other income	1,158	596
Total non-interest income	4,835	4,799
Non-interest expense:
Salaries and employee benefits	29,555	26,574
Occupancy	4,682	4,846
Legal, professional and directors’ fees	3,639	3,023
Data processing	2,674	1,865
Insurance	2,393	2,370
Loan and repossessed asset expenses	1,234	1,596
Customer service	620	643
Marketing	559	667
Net (gain) loss on sales / valuations of repossessed and other assets	(2,547)	519
Intangible amortization	597	597
Merger / restructure expenses	157	195
Other expense	6,186	4,034
Total non-interest expense	49,749	46,929
Income from continuing operations before provision for income taxes	42,363	28,634
Income tax expense	10,624	7,787
Income from continuing operations	31,739	20,847
(Loss) gain from discontinued operations, net of tax	(654)	38
Net income	31,085	20,885
Dividends on preferred stock	353	353
Net income available to common shareholders	$30,732	$20,532

	Three Months Ended March 31,
	2014	2013
	(in thousands, except per share amounts)
Earnings per share from continuing operations:
Basic	$0.36	$0.24
Diluted	0.36	0.24
Loss per share from discontinued operations:
Basic	(0.01)	—
Diluted	(0.01)	—
Earnings per share applicable to common shareholders:
Basic	0.35	0.24
Diluted	0.35	0.24
Weighted average number of common shares outstanding:
Basic	86,256	85,324
Diluted	87,123	85,980
Dividends declared per common share	$—	$—
See accompanying Notes to Unaudited Consolidated Financial Statements.

WESTERN ALLIANCE BANCORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended March 31,
	2014	2013
	(in thousands)
Net income	$31,085	$20,885
Other comprehensive income (loss), net:
Unrealized gain (loss) on AFS securities, net of tax effect of $(6,365) and $459, respectively	10,644	(890)
Unrealized loss on cash flow hedge, net of tax effect of $0 and $18, respectively	—	(34)
Realized gain on sale of AFS securities included in income, net of tax effect of $137 and $50, respectively	(229)	(97)
Net other comprehensive income (loss)	10,415	(1,021)
Comprehensive income	$41,500	$19,864
See accompanying Notes to Unaudited Consolidated Financial Statements.

WESTERN ALLIANCE BANCORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)

	Preferred Stock		Common Stock		Additional Paid in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity

	Shares	Amount	Shares	Amount
				(in thousands)
December 31, 2012 (1)	141	$141,000	86,465	$9	$784,852	$8,226	$(174,666)	$759,421
Net income	—	—	—	—	—	—	20,885	20,885
Exercise of stock options	—	—	156	—	1,118	—	—	1,118
Stock-based compensation	—	—	59	—	803	—	—	803
Restricted stock grants, net	—	—	399	—	168	—	—	168
Other	—	—	—	—		—	—	—
Dividends on preferred stock	—	—	—	—	—	—	(353)	(353)
Other comprehensive income, net	—	—	—	—	—	(1,021)	—	(1,021)
Balance, March 31, 2013	141	$141,000	87,079	$9	$786,941	$7,205	$(154,134)	$781,021

December 31, 2013	141	$141,000	87,186	$9	$797,146	$(21,546)	$(61,111)	$855,498
Net income	—	—	—	—	—	—	31,085	31,085
Exercise of stock options	—	—	64	—	703	—	—	703
Stock-based compensation	—	—	37	—	854	—	—	854
Restricted stock grants, net	—	—	267	—	(3,397)	—	—	(3,397)
Dividends on preferred stock	—	—	—	—	—	—	(353)	(353)
Other comprehensive income, net	—	—	—	—	—	10,415	—	10,415
Balance, March 31, 2014	141	$141,000	87,554	$9	$795,306	$(11,131)	$(30,379)	$894,805

(1)	As adjusted, see "Note 10. Income Taxes" to the Unaudited Consolidated Financial Statements.
See accompanying Notes to Unaudited Consolidated Financial Statements.

WESTERN ALLIANCE BANCORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended March 31,
	2014	2013
	(in thousands)
Cash flows from operating activities:
Net income	$31,085	$20,885
Adjustments to reconcile net income to cash provided by operating activities:
Provision for credit losses	3,500	5,439
Depreciation and amortization	2,044	2,153
Stock-based compensation	332	971
Deferred income taxes and income taxes receivable	(1,696)	(1,754)
Net amortization of discounts and premiums for investment securities	2,050	2,577
Accretion and amortization of fair market value adjustments due to acquisitions	(3,305)	(3,288)
Income from bank owned life insurance	(949)	(1,036)
(Gains) / losses on:
Sales of securities, AFS	(366)	(147)
Other assets acquired through foreclosure, net	(1,168)	(455)
Valuation adjustments of other repossessed assets, net	35	1,017
Sale of premises and equipment and other assets, net	(1,411)	(43)
Changes in:
Other assets	3,191	18,475
Other liabilities	5,359	828
Fair value of assets and liabilities measured at fair value	1,276	471
Net cash provided by operating activities	39,977	46,093
Cash flows from investing activities:
Investment securities - measured at fair value
Principal pay downs and maturities	112	279
Investment securities - AFS
Purchases	(24,082)	(124,909)
Principal pay downs and maturities	38,332	51,196
Proceeds from sales	4,196	4,072
Investment securities - HTM
Principal pay downs and maturities	6,600	—
Purchase of investment tax credits	(10,529)	(5,084)
Sale / (purchase) of money market investments, net	1,781	(132)
Liquidation of restricted stock	4,911	1,169
Loan fundings and principal collections, net	(322,640)	(124,390)
Sale and purchase of premises and equipment, net	(1,103)	(761)
Proceeds from sale of other real estate owned and repossessed assets, net	13,512	5,343
Net cash used in investing activities	(288,910)	(193,217)

	Three Months Ended March 31,
	2014	2013
	(in thousands)
Cash flows from financing activities:
Net increase in deposits	310,939	279,737
Net increase in borrowings	98,055	218,272
Proceeds from exercise of common stock options	703	1,118
Cash dividends paid on preferred stock	(353)	(353)
Net cash provided by financing activities	409,344	498,774
Net increase in cash and cash equivalents	160,411	351,650
Cash and cash equivalents at beginning of year	305,514	204,625
Cash and cash equivalents at end of period	$465,925	$556,275
Supplemental disclosure:
Cash paid during the period for:
Interest	$5,916	$7,132
Income taxes	2,501	1,450
Non-cash investing and financing activity:
Transfers to other assets acquired through foreclosure, net	2,110	6,609
Unfunded commitments to purchase investment tax credits	12,298	46,582
Change in unrealized gain (loss) on AFS securities, net of tax	10,415	(1,021)
Change in unrealized loss on cash flow hedge, net of tax	—	(34)
Change in unfunded obligations	16,625	35,451
See accompanying Notes to Unaudited Consolidated Financial Statements.

WESTERN ALLIANCE BANCORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Nature of operation
WAL, incorporated under the laws of the state of Nevada, is a bank holding company providing full service banking and related services to locally owned businesses, professional firms, real estate developers and investors, local non-profit organizations, high net worth individuals and other consumers through its wholly-owned subsidiary bank: WAB, doing business as ABA in Arizona, as FIB in Northern Nevada, as AAB throughout the U.S., as BON in Southern Nevada, and as TPB in California. In addition, the Company has two non-bank subsidiaries, WAEF, which offers equipment finance services nationwide, and LVSP, which holds and manages certain non-performing loans and OREO.
Basis of presentation
The accounting and reporting policies of the Company are in accordance with GAAP and conform to practices within the financial services industry. The accounts of the Company and its consolidated subsidiaries are included in the unaudited Consolidated Financial Statements.
Use of estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant changes in the near term relate to the determination of the allowance for credit losses; estimated cash flows related to PCI loans; fair value determinations related to acquisitions; and determination of the valuation allowance related to deferred tax assets. Although management believes these estimates to be reasonably accurate, actual amounts may differ. In the opinion of management, all adjustments considered necessary have been reflected in the unaudited Consolidated Financial Statements during their preparation.
Principles of consolidation
On December 31, 2013, the Company consolidated its three bank subsidiaries under one bank charter, WAB. As the subsidiary bank mergers did not meet the definition of a business combination under the guidance of FASB ASC 805, Business Combinations, the entities were combined in a method similar to a pooling of interests.
WAL has nine wholly-owned subsidiaries: WAB, WAEF, LVSP and six unconsolidated subsidiaries used as business trusts in connection with issuance of trust-preferred securities.
WAB has the following wholly-owned subsidiaries: WAB Investments, Inc., BON Investments, Inc., and TPB Investments, Inc., which hold certain investment securities, municipal loans and leases; BW Real Estate, Inc., which operates as a real estate investment trust and holds certain of WAB's real estate loans and related securities; and BW Nevada Holdings, LLC, which owns the Company’s 2700 West Sahara Avenue, Las Vegas, Nevada office building.
The Company does not have any other significant entities that should be considered for consolidation. All significant intercompany balances and transactions have been eliminated in consolidation.
Reclassifications
Certain amounts in the consolidated financial statements as of December 31, 2013 and for the three months ended March 31, 2013 have been reclassified to conform to the current presentation. The reclassifications have no effect on net income or stockholders’ equity as previously reported.

Interim financial information
The accompanying unaudited Consolidated Financial Statements as of and for the three months ended March 31, 2014 and 2013 have been prepared in condensed format and, therefore, do not include all of the information and footnotes required by GAAP for complete financial statements. These statements have been prepared on a basis that is substantially consistent with the accounting principles applied to the Company's audited Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2013.
The information furnished in these interim statements reflects all adjustments which are, in the opinion of management, necessary for a fair statement of the results for each respective period presented. Such adjustments are of a normal, recurring nature. The results of operations in the interim statements are not necessarily indicative of the results that may be expected for any other quarter or for the full year. The interim financial information should be read in conjunction with the Company's audited Consolidated Financial Statements.
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
Declines in the fair value of individual debt securities AFS that are deemed to be other than temporary are reflected in earnings when identified. The fair value of the debt security then becomes the new cost basis. For individual debt securities where the Company does not intend to sell the security and it is not more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis, the other than temporary decline in fair value of the debt security related to 1) credit loss is recognized in earnings; and 2) market or other factors is recognized in other comprehensive income or loss. Credit loss is recorded if the present value of cash flows is less than amortized cost.
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
The Company may acquire loans through a business combination or in a purchase for which differences may exist between the contractual cash flows and the cash flows expected to be collected due, at least in part, to credit quality. Loans are evaluated individually to determine if there is credit deterioration since origination. Such loans may then be aggregated and accounted for as a pool of loans based on common characteristics. When the Company acquires such loans, the yield that may be accreted (accretable yield) is limited to the excess of the Company’s estimate of undiscounted cash flows expected to be collected over the Company’s initial investment in the loan. The excess of contractual cash flows over the cash flows expected to be collected may not be recognized as an adjustment to yield, loss, or a valuation allowance. Subsequent increases in cash flows expected to be collected generally are recognized prospectively through adjustment of the loan’s yield over the remaining life. Subsequent decreases to cash flows expected to be collected are recognized as impairment. The Company may not “carry over” or create a valuation allowance in the initial accounting for loans acquired under these circumstances. For additional information, see "Note 3. Loans, Leases and Allowance for Credit Losses" of these Notes to Unaudited Consolidated Financial Statements.
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
The Company’s allowance for credit loss methodology incorporates several quantitative and qualitative risk factors used to establish the appropriate allowance for credit losses at each reporting date. Quantitative factors include our historical loss experience, delinquency and charge-off trends, collateral values, changes in the level of nonperforming loans and other factors. Qualitative factors include the economic condition of our operating markets and the state of certain industries. Specific changes in the risk factors are based on actual loss experience, as well as perceived risk of similar groups of loans classified by collateral type, purpose and term. An internal five-year loss history is also incorporated into the allowance calculation model. Due to the credit concentration of our loan portfolio in real estate secured loans, the value of collateral is heavily dependent on real estate values in Nevada, Arizona and California, which, in some cases, have declined substantially from their peak. While management uses the best information available to make its evaluation, future adjustments to the allowance may be necessary if there are significant changes in economic or other conditions. In addition, the FDIC and state bank regulatory agency, as an integral part of their examination processes, periodically review the bank's allowances for credit losses, and may require us to make additions to our allowance based on their judgment about information available to them at the time of their examination. Management regularly reviews the assumptions and formulae used in determining the allowance and makes adjustments if required to reflect the current risk profile of the portfolio.
The allowance consists of specific and general components. The specific allowance relates to impaired loans. In general, impaired loans include those where interest recognition has been suspended, loans that are more than 90 days delinquent but because of adequate collateral coverage, income continues to be recognized, and other criticized and classified loans not paying substantially according to the original contract terms. For such loans, an allowance is established when the discounted cash flows, collateral value or observable market price of the impaired loan are lower than the carrying value of that loan, pursuant to FASB ASC 310, Receivables. Loans not collateral dependent are evaluated based on the expected future cash flows discounted at the original contractual interest rate. The amount to which the present value falls short of the current loan obligation will be set up as a reserve for that account or charged-off.
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
Other assets acquired through foreclosure
Other assets acquired through foreclosure consist primarily of properties acquired as a result of, or in-lieu-of, foreclosure. Properties or other assets (primarily repossessed assets formerly leased) are classified as OREO and other repossessed property and are initially reported at fair value of the asset less estimated selling costs. Subsequent adjustments are based on the lower of carrying value or fair value, less estimated costs to sell the property. Costs related to the development or improvement of the assets are capitalized and costs related to holding the assets are charged to non-interest expense. Property is evaluated regularly to ensure the recorded amount is supported by its current fair value and valuation allowances.
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
The Company recognizes derivatives as assets or liabilities in the Consolidated Balance Sheets at their fair value in accordance with FASB ASC 815, Derivatives and Hedging. The accounting for changes in the fair value of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and, further, on the type of hedging relationship. On the date the derivative contract is entered into, the Company designates the derivative as a fair value hedge or cash flow hedge. Derivative instruments designated in a hedge relationship to mitigate exposure to changes in the fair value of an asset or liability attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivative instruments designated in a hedge relationship to mitigate exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges.
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

The Company occasionally purchases a financial instrument or originates a loan that contains an embedded derivative instrument. Upon purchasing the instrument or originating the loan, the Company assesses whether the economic characteristics of the embedded derivative are clearly and closely related to the economic characteristics of the remaining component of the financial instrument (i.e., the host contract) and whether a separate instrument with the same terms as the embedded instrument would meet the definition of a derivative instrument. When it is determined that 1) the embedded derivative possesses economic characteristics that are not clearly and closely related to the economic characteristics of the host contract, and 2) a separate instrument with the same terms would qualify as a derivative instrument, the embedded derivative is separated from the host contract and carried at fair value. However, in cases where 1) the host contract is measured at fair value, with changes in fair value reported in current earnings, or 2) the Company is unable to reliably identify and measure an embedded derivative for separation from its host contract, the entire contract is carried on the Consolidated Balance Sheet at fair value and is not designated as a hedging instrument.
Income taxes
The Company and its subsidiaries, other than BW Real Estate, Inc., file a consolidated federal tax return. Due to tax regulations, several items of income and expense are recognized in different periods for tax return purposes than for financial reporting purposes. These items represent temporary differences. Deferred taxes are provided on an asset and liability method, whereby deferred tax assets are recognized for deductible temporary differences and tax credit carryovers and deferred tax liabilities are recognized for taxable temporary differences. A temporary difference is the difference between the reported amount of an asset or liability and its tax basis. A deferred tax asset is reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effect of changes in tax laws and rates on the date of enactment.
Fair values of financial instruments
The Company uses fair value measurements to record fair value adjustments to certain assets and liabilities. ASC 820 establishes a framework for measuring fair value, establishes a three-level valuation hierarchy for disclosure of fair value measurement and enhances disclosure requirements for fair value measurements. The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. The Company uses various valuation approaches, including market, income and/or cost approaches. FASB ASC 820 establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that observable inputs be used when available. Observable inputs are inputs that market participants would use in pricing the asset or liability developed based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s assumptions about the factors market participants would consider in pricing the asset or liability developed based on the best information available in the circumstances. The hierarchy is broken down into three levels based on the reliability of inputs, as follows:

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
Fair value is a market-based measure considered from the perspective of a market participant who holds the asset or owes the liability, rather than an entity-specific measure. When market assumptions are available, FASB ASC 820 requires the Company to make assumptions regarding the assumptions that market participants would use to estimate the fair value of the financial instrument at the measurement date.
FASB ASC 825, Financial Instruments, requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate that value.
Management uses its best judgment in estimating the fair value of the Company’s financial instruments; however, there are inherent limitations in any estimation technique. Therefore, for substantially all financial instruments, the fair value estimates presented herein are not necessarily indicative of the amounts the Company could have realized in a sales transaction at March 31, 2014 and December 31, 2013. The estimated fair value amounts for March 31, 2014 and December 31, 2013 have been measured as of period-end, and have not been reevaluated or updated for purposes of these Consolidated Financial Statements subsequent to those dates. As such, the estimated fair values of these financial instruments subsequent to the reporting date may be different than the amounts reported at the period-end.
The information in "Note 11. Fair Value Accounting" in these Notes to Unaudited Consolidated Financial Statements should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only required for a limited portion of the Company’s assets and liabilities.
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
Restricted stock
WAB is a member of the FHLB system and maintains an investment in capital stock of the FHLB. WAB also maintains an investment in its primary correspondent bank. These investments are carried at cost since no ready market exists for them, and they have no quoted market value. The Company conducts a periodic review and evaluation of its FHLB stock to determine if any impairment exists. The fair values have been categorized as Level 2 in the fair value hierarchy.
Loans
Fair value for loans is estimated based on discounted cash flows using interest rates currently being offered for loans with similar terms to borrowers with similar credit quality with adjustments that the Company believes a market participant would consider in determining fair value based on a third party independent valuation. As a result, the fair value for certain loans disclosed in "Note 11. Fair Value Accounting" of these Notes to Unaudited Consolidated Financial Statements is categorized as Level 2 in the fair value hierarchy, excluding impaired loans that are categorized as Level 3.

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
Deposits
The fair value disclosed for demand and savings deposits is by definition equal to the amount payable on demand at their reporting date (that is, their carrying amount), which the Company believes a market participant would consider in determining fair value. The carrying amount for variable-rate deposit accounts approximates their fair value. Fair values for fixed-rate certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities on these deposits. The fair value measurement of the deposit liabilities disclosed in "Note 11. Fair Value Accounting" of these Notes to Unaudited Consolidated Financial Statements is categorized as Level 2 in the fair value hierarchy.
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
In January 2014, the FASB issued guidance within ASU 2014-01, Accounting for Investments in Qualified Affordable Housing Projects. The amendments in ASU 2014-01 to Topic 323, Equity Investments and Joint Ventures, provide guidance on accounting for investments by a reporting entity in flow-through limited liability entities that manage or invest in affordable housing projects that qualify for the low-income housing tax credit. The amendments permit reporting entities to make an accounting policy election to account for their investments in qualified affordable housing projects using the proportional amortization method if certain conditions are met. Under the proportional amortization method, an entity amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits received and recognizes the net investment performance in the income statement as a component of income tax expense (benefit). The amendments are effective for fiscal years, and interim periods within those years, beginning after December 31, 2014 and should be applied retrospectively to all periods presented, with early adoption permitted. All of the Company's LIHTC investments are within the scope of this guidance and the Company has adopted this amended guidance beginning on January 1, 2014. As a result, prior period financial information has been adjusted to conform to the amended guidance. See "Note 10. Income Taxes" for the impact that adoption had on the Company's financial condition and results of operations as well as additional disclosures required under these amendments. The adoption of this amended guidance did not have a significant impact on the Company's cash flows.
In January 2014, the FASB issued guidance within ASU 2014-04, Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure. The objective of the amendments in ASU 2014-04 to Topic 310, Receivables - Troubled Debt Restructurings by Creditors, is to clarify when an in substance repossession or foreclosure occurs, that is, when a creditor should be considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan such that the loan receivable should be derecognized and the real estate property recognized. The amendments are effective for fiscal years, and interim periods within those years, beginning after December 31, 2014. An entity can elect to adopt the amendments using either a modified retrospective transition method or a prospective transition method. Early adoption is permitted. The adoption of this guidance is not expected to have a material impact on the Company’s Consolidated Financial Statements.

2. INVESTMENT SECURITIES
Carrying amounts and fair values of investment securities at March 31, 2014 and December 31, 2013 are summarized as follows:

	March 31, 2014
Held-to-maturity	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
	(in thousands)
Collateralized debt obligations	$50	$4,869	$—	$4,919
Corporate debt securities	97,776	821	(3,156)	95,441
Municipal obligations	177,912	4,490	(1,279)	181,123
Total HTM securities	$275,738	$10,180	$(4,435)	$281,483

Available-for-sale	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
	(in thousands)
U.S. Government-sponsored agency securities	$59,112	$—	$(1,440)	$57,672
Municipal obligations	121,242	1,048	(3,412)	118,878
Preferred stock	75,902	1,313	(3,268)	73,947
Mutual funds	37,422	256	(435)	37,243
Residential MBS issued by GSEs	989,705	5,799	(8,097)	987,407
Commercial MBS issued by GSEs	2,088	—	(54)	2,034
Private label residential MBS	37,611	30	(2,026)	35,615
Private label commercial MBS	5,225	187	—	5,412
Trust preferred securities	32,000	—	(7,272)	24,728
CRA investments	23,912	—	(415)	23,497
Total AFS securities	$1,384,219	$8,633	$(26,419)	$1,366,433

Securities measured at fair value
Residential MBS issued by GSEs				$2,460
Private label residential MBS				483
Total securities measured at fair value				$2,943

	December 31, 2013
Held-to-maturity	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
	(in thousands)
Collateralized debt obligations	$50	$1,346	$—	$1,396
Corporate debt securities	97,777	775	(3,826)	94,726
Municipal obligations	183,579	2,773	(2,370)	183,982
CRA investments	1,600	—	—	1,600
Total HTM securities	$283,006	$4,894	$(6,196)	$281,704

Available-for-sale	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
	(in thousands)
U.S. Government-sponsored agency securities	$49,110	$—	$(2,135)	$46,975
Municipal obligations	121,671	316	(6,322)	115,665
Preferred stock	68,110	853	(7,479)	61,484
Mutual funds	37,423	93	(984)	36,532
Residential MBS issued by GSEs	1,028,402	5,567	(12,548)	1,021,421
Private label residential MBS	38,250	—	(2,151)	36,099
Private label commercial MBS	5,252	181	—	5,433
Trust preferred securities	32,000	—	(8,195)	23,805
CRA investments	23,830	—	(548)	23,282
Total AFS securities	$1,404,048	$7,010	$(40,362)	$1,370,696

Securities measured at fair value
Residential MBS issued by GSEs				$3,036
For additional information on the fair value changes of the securities measured at fair value, see the trading securities table in "Note 11. Fair Value Accounting" of these Notes to Unaudited Consolidated Financial Statements.
The Company conducts an OTTI analysis on a quarterly basis. The initial indication of OTTI for both debt and equity securities is a decline in the market value below the amount recorded for an investment, taking into account the severity and duration of the decline. Another potential indication of OTTI is a downgrade below investment grade. In determining whether an impairment is OTTI, the Company considers the length of time and the extent to which the market value has been below cost, recent events specific to the issuer, including investment downgrades by rating agencies and economic conditions of its industry, and the Company’s ability and intent to hold the investment for a period of time sufficient to allow for any anticipated recovery. For marketable equity securities, the Company also considers the issuer’s financial condition, capital strength and near-term prospects.
For debt securities and for ARPS that are treated as debt securities for the purpose of OTTI analysis, the Company also considers the cause of the price decline (general level of interest rates and industry and issuer specific factors), the issuer’s financial condition, near-term prospects and current ability to make future payments in a timely manner, the issuer’s ability to service debt, and any change in agencies’ ratings at evaluation date from acquisition date and any likely imminent action. For ARPS with a fair value below cost that is not attributable to the credit deterioration of the issuer, such as a decline in cash flows from the security or a downgrade in the security’s rating below investment grade, the Company does not recognize an OTTI charge where it is able to assert that it has the intent and ability to retain its investment for a period of time sufficient to allow for any anticipated recovery in fair value.
The Company has reviewed securities on which there is an unrealized loss in accordance with its accounting policy for OTTI described above and determined that there were no impairment charges for the three months ended March 31, 2014 and 2013.
The Company does not consider any securities to be other-than-temporarily impaired as of March 31, 2014 and December 31, 2013. No assurance can be made that additional OTTI will not occur in future periods.

Information pertaining to securities with gross unrealized losses at March 31, 2014 and December 31, 2013, aggregated by investment category and length of time that individual securities have been in a continuous loss position follows:

	March 31, 2014
	Less Than Twelve Months		More Than Twelve Months		Total
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(in thousands)
Held-to-maturity
Corporate debt securities	$—	$—	$3,156	$71,844	$3,156	$71,844
Municipal obligations	480	17,233	799	8,486	1,279	25,719
Total HTM securities	$480	$17,233	$3,955	$80,330	$4,435	$97,563

Available-for-sale
U.S. government sponsored agency securities	$298	$40,117	$1,142	$17,555	$1,440	$57,672
Preferred stock	3,268	36,712	—	—	3,268	36,712
Mutual funds	435	25,648	—	—	435	25,648
Residential MBS issued by GSEs	7,247	489,288	850	13,788	8,097	503,076
Commercial MBS issued by GSEs	54	2,034	—	—	54	2,034
Municipal obligations	1,290	46,367	2,122	20,761	3,412	67,128
Private label residential MBS	1,986	29,349	40	3,393	2,026	32,742
Trust preferred securities	—	—	7,272	24,728	7,272	24,728
CRA investments	415	23,442	—	—	415	23,442
Total AFS securities	$14,993	$692,957	$11,426	$80,225	$26,419	$773,182

	December 31, 2013
	Less Than Twelve Months		Over Twelve Months		Total
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(in thousands)
Held-to-maturity
Corporate debt securities	$163	$9,837	$3,663	$71,337	$3,826	$81,174
Municipal obligations	1,624	50,740	746	5,102	2,370	55,842
Total HTM securities	$1,787	$60,577	$4,409	$76,439	$6,196	$137,016

Available-for-sale
U.S. government sponsored agency securities	$2,135	$46,976	$—	$—	$2,135	$46,976
Preferred stock	7,479	44,637	—	—	7,479	44,637
Mutual funds	984	30,101	—	—	984	30,101
Residential MBS issued by GSEs	11,934	601,756	614	8,984	12,548	610,740
Municipal obligations	3,545	72,300	2,777	17,923	6,322	90,223
Private label residential MBS	2,009	32,517	142	3,583	2,151	36,100
Trust preferred securities	—	—	8,195	23,807	8,195	23,807
Other	548	23,823	—	—	548	23,823
Total AFS securities	$28,634	$852,110	$11,728	$54,297	$40,362	$906,407
At March 31, 2014 and December 31, 2013, the Company’s unrealized losses relate primarily to interest rate fluctuations, credit spread widening and reduced liquidity in applicable markets. The total number of securities in an unrealized loss position at March 31, 2014 was 192, compared to 252 at December 31, 2013. In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred and industry analysis reports. Since material downgrades have not occurred and management does not intend to sell the debt securities in the foreseeable future, none of the securities described in the above table or in this paragraph were deemed to be other than temporarily impaired.
At March 31, 2014, the net unrealized loss on trust preferred securities classified as AFS was $7.3 million, compared with $8.2 million at December 31, 2013. The Company actively monitors its debt and other structured securities portfolios classified as AFS for declines in fair value. At March 31, 2014, the gross unrealized loss on corporate bond portfolio classified as HTM was $3.2 million, compared to $3.8 million at December 31, 2013. The FRB continues to express its intention to keep interest rates at historically low levels into 2015. The yields of most of the bonds in the portfolio are tied to LIBOR, thus negatively affecting their anticipated returns.
The amortized cost and fair value of securities as of March 31, 2014, by contractual maturities, are shown below. The actual maturities of the MBS may differ from their contractual maturities because the loans underlying the securities may be repaid without any penalties due to borrowers that have the right to call or prepay obligations with or without call or prepayment penalties. Therefore, these securities are listed separately in the maturity summary.

	March 31, 2014
	Amortized Cost	Estimated Fair Value
	(in thousands)
Held-to-Maturity
Due in one year or less	$3,608	$3,673
After one year through five years	17,596	18,191
After five years through ten years	146,688	145,735
After ten years	107,846	113,884
Total HTM	$275,738	$281,483

Available-for-Sale
Due in one year or less	$66,543	$65,949
After one year through five years	16,920	17,513
After five years through ten years	64,404	63,021
After ten years	201,723	189,482
Mortgage backed securities	1,034,629	1,030,468
Total AFS	$1,384,219	$1,366,433

The following tables summarize the carrying amounts of the Company’s investment ratings position as March 31, 2014 and December 31, 2013:

	As of March 31, 2014
	AAA	Split-rated AAA/AA+	AA+ to AA-	A+ to A-	BBB+ to BBB-	BB+ and below	Totals
	(in thousands)
Municipal obligations	$7,928	$—	$131,355	$150,004	$7,288	$215	$296,790
Residential MBS issued by GSEs	—	989,867	—	—	—	—	989,867
Commercial MBS issued by GSEs	—	2,034	—	—	—	—	2,034
Private label residential MBS	23,343	—	107	4,143	5,028	3,477	36,098
Private label commercial MBS	5,412	—	—	—	—	—	5,412
Mutual funds (3)	—	—	—	—	37,243	—	37,243
U.S. government sponsored agency	—	57,672	—	—	—	—	57,672
Preferred stock	—	—	—	—	46,452	19,385	65,837
Trust preferred securities	—	—	—	—	24,728	—	24,728
Collateralized debt obligations	—	—	—	—	—	50	50
Corporate debt securities	—	—	2,698	25,098	69,980	—	97,776
Total (1) (2)	$36,683	$1,049,573	$134,160	$179,245	$190,719	$23,127	$1,613,507

(1)	The Company used the average credit rating of the combination of S&P, Moody’s and Fitch in the above table where ratings differed.

(2)
Securities values are shown at carrying value as of March 31, 2014. Unrated securities consist of CRA investments with a carrying value of $23.5 million and preferred stock with a carrying value of $8.1 million.

(3)	At least 80% of mutual funds are investment grade corporate debt securities.

	December 31, 2013
	AAA	Split-rated AAA/AA+	AA+ to AA-	A+ to A-	BBB+ to BBB-	BB+ and below	Totals
	(in thousands)
Municipal obligations	$7,965	$—	$129,810	$153,949	$7,305	$215	$299,244
Residential MBS issued by GSEs	—	1,024,457	—	—	—	—	1,024,457
Private label residential MBS	23,646	—	125	4,101	4,625	3,602	36,099
Private label commercial MBS	5,433	—	—	—	—	—	5,433
Mutual funds (3)	—	—	—	—	36,532	—	36,532
U.S. government sponsored agency	—	46,975	—	—	—	—	46,975
Preferred stock	—	—	—	—	45,847	13,244	59,091
Trust preferred securities	—	—	—	—	23,805	—	23,805
Collateralized debt obligations	—	—	—	—	—	50	50
Corporate debt securities	—	—	2,697	35,102	59,978	—	97,777
Total (1) (2)	$37,044	$1,071,432	$132,632	$193,152	$178,092	$17,111	$1,629,463

(1)	The Company used the average credit rating of the combination of S&P, Moody’s and Fitch in the above table where ratings differed.

(2)
Securities values are shown at carrying value as of December 31, 2013. Unrated securities consist of CRA investments with a carrying value of $23.3 million, one ARPS with a carrying value of $2.4 million and an other investment of $1.6 million.

(3)	At least 80% of mutual funds are investment grade corporate debt securities.
Securities with carrying amounts of approximately $739.2 million and $662.5 million at March 31, 2014 and December 31, 2013, respectively, were pledged for various purposes as required or permitted by law.

The following table presents gross gains and losses on sales of investment securities:

	Three Months Ended March 31,
	2014	2013
	(in thousands)
Gross gains	$366	$200
Gross losses	—	(53)
Net gains	$366	$147
3. LOANS, LEASES AND ALLOWANCE FOR CREDIT LOSSES
The composition of the Company’s loan portfolio is as follows:

	March 31, 2014	December 31, 2013
	(in thousands)
Commercial and industrial	$2,501,499	$2,236,740
Commercial real estate - non-owner occupied	1,849,211	1,843,415
Commercial real estate - owner occupied	1,606,243	1,561,862
Construction and land development	553,655	537,231
Residential real estate	344,859	350,312
Commercial leases	221,916	235,968
Consumer	38,330	45,153
Deferred fees and costs	(7,114)	(9,266)
Loans, net of deferred fees and costs	7,108,599	6,801,415
Allowance for credit losses	(103,899)	(100,050)
Total	$7,004,700	$6,701,365
The following table presents the contractual aging of the recorded investment in past due loans by class of loans and excluding deferred fees and costs:

	March 31, 2014
	Current	30-59 Days Past Due	60-89 Days Past Due	Over 90 days Past Due	Total Past Due	Total
	(in thousands)
Commercial real estate
Owner occupied	$1,597,539	$4,416	$996	$3,292	$8,704	$1,606,243
Non-owner occupied	1,651,963	17,824	1,548	6,454	25,826	1,677,789
Multi-family	171,422	—	—	—	—	171,422
Commercial and industrial
Commercial	2,499,734	651	216	898	1,765	2,501,499
Leases	221,916	—	—	—	—	221,916
Construction and land development
Construction	310,599	479	—	—	479	311,078
Land	241,234	—	—	1,343	1,343	242,577
Residential real estate	330,550	2,764	4,286	7,259	14,309	344,859
Consumer	37,882	270	11	167	448	38,330
Total loans	$7,062,839	$26,404	$7,057	$19,413	$52,874	$7,115,713

	December 31, 2013
	Current	30-59 Days Past Due	60-89 Days Past Due	Over 90 days Past Due	Total Past Due	Total
	(in thousands)
Commercial real estate
Owner occupied	$1,555,210	$1,759	$406	$4,487	$6,652	$1,561,862
Non-owner occupied	1,627,062	8,774	4,847	15,767	29,388	1,656,450
Multi-family	186,965	—	—	—	—	186,965
Commercial and industrial
Commercial	2,232,186	1,868	233	2,453	4,554	2,236,740
Leases	235,618	—	—	350	350	235,968
Construction and land development
Construction	291,883	—	—	—	—	291,883
Land	243,741	264	1,343	—	1,607	245,348
Residential real estate	339,566	2,423	1,368	6,955	10,746	350,312
Consumer	44,018	466	155	514	1,135	45,153
Total loans	$6,756,249	$15,554	$8,352	$30,526	$54,432	$6,810,681
The following table presents the recorded investment in nonaccrual loans and loans past due ninety days or more and still accruing interest by class of loans:

	March 31, 2014				December 31, 2013
	Non-accrual loans			Loans past due 90 days or more and still accruing	Non-accrual loans			Loans past due 90 days or more and still accruing
	Current	Past Due/ Delinquent	Total Non-accrual		Current	Past Due/ Delinquent	Total Non-accrual
	(in thousands)
Commercial real estate
Owner occupied	$6,663	$4,460	$11,123	$—	$9,330	$3,600	$12,930	$887
Non-owner occupied	15,454	22,306	37,760	—	17,930	23,996	41,926	—
Multi-family	—	—	—	—	—	—	—	—
Commercial and industrial
Commercial	1,534	1,104	2,638	—	622	2,682	3,304	125
Leases	432	—	432	—	99	350	449	—
Construction and land development
Construction	—	—	—	—	—	—	—	—
Land	2,277	1,341	3,618	—	3,133	1,392	4,525	—
Residential real estate	2,751	12,051	14,802	—	5,067	7,413	12,480	47
Consumer	28	—	28	167	27	39	66	475
Total	$29,139	$41,262	$70,401	$167	$36,208	$39,472	$75,680	$1,534
The reduction in interest income associated with loans on nonaccrual status was approximately $1.0 million and $1.2 million for the three months ended March 31, 2014 and 2013, respectively.
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

	March 31, 2014
	Pass	Special Mention	Substandard	Doubtful	Loss	Total
	(in thousands)
Commercial real estate
Owner occupied	$1,525,617	$33,638	$46,355	$633	$—	$1,606,243
Non-owner occupied	1,539,862	53,132	84,795	—	—	1,677,789
Multi-family	170,948	—	474	—	—	171,422
Commercial and industrial
Commercial	2,474,755	9,249	17,495	—	—	2,501,499
Leases	217,460	4,024	432	—	—	221,916
Construction and land development
Construction	310,599	479	—	—	—	311,078
Land	208,513	13,509	20,555	—	—	242,577
Residential real estate	317,513	3,044	24,302	—	—	344,859
Consumer	37,515	339	476	—	—	38,330
Total	$6,802,782	$117,414	$194,884	$633	$—	$7,115,713

	March 31, 2014
	Pass	Special Mention	Substandard	Doubtful	Loss	Total
	(in thousands)
Current (up to 29 days past due)	$6,800,191	$115,223	$146,792	$633	$—	$7,062,839
Past due 30 - 59 days	2,472	2,090	21,842	—	—	26,404
Past due 60 - 89 days	119	101	6,837	—	—	7,057
Past due 90 days or more	—	—	19,413	—	—	19,413
Total	$6,802,782	$117,414	$194,884	$633	$—	$7,115,713

	December 31, 2013
	Pass	Special Mention	Substandard	Doubtful	Loss	Total
	(in thousands)
Commercial real estate
Owner occupied	$1,483,190	$33,065	$44,649	$958	$—	$1,561,862
Non-owner occupied	1,498,500	64,588	93,362	—	—	1,656,450
Multi-family	186,479	—	486	—	—	186,965
Commercial and industrial
Commercial	2,208,947	10,058	16,231	1,504	—	2,236,740
Leases	231,344	4,175	449	—	—	235,968
Construction and land development
Construction	291,402	481	—	—	—	291,883
Land	210,615	13,762	20,971	—	—	245,348
Residential real estate	323,333	3,037	23,942	—	—	350,312
Consumer	43,516	799	838	—	—	45,153
Total	$6,477,326	$129,965	$200,928	$2,462	$—	$6,810,681

	December 31, 2013
	Pass	Special Mention	Substandard	Doubtful	Loss	Total
	(in thousands)
Current (up to 29 days past due)	$6,471,951	$129,208	$154,441	$649	$—	$6,756,249
Past due 30 - 59 days	4,205	602	10,747	—	—	15,554
Past due 60 - 89 days	1,123	155	7,074	—	—	8,352
Past due 90 days or more	47	—	28,666	1,813	—	30,526
Total	$6,477,326	$129,965	$200,928	$2,462	$—	$6,810,681
The table below reflects recorded investment in loans classified as impaired:

	March 31, 2014	December 31, 2013
	(in thousands)
Impaired loans with a specific valuation allowance under FASB ASC 310	$22,127	$25,754
Impaired loans without a specific valuation allowance under FASB ASC 310	149,135	152,623
Total impaired loans	$171,262	$178,377
Valuation allowance related to impaired loans	$(3,925)	$(5,280)
The following table presents the impaired loans by class:

	March 31, 2014	December 31, 2013
	(in thousands)
Commercial real estate
Owner occupied	$35,329	$37,902
Non-owner occupied	68,756	73,152
Multi-family	—	—
Commercial and industrial
Commercial	15,233	449
Leases	432	16,892
Construction and land development
Construction	—	—
Land	22,012	23,069
Residential real estate	29,026	26,376
Consumer	474	537
Total	$171,262	$178,377
A valuation allowance is established for an impaired loan when the fair value of the loan is less than the recorded investment. In certain cases, portions of impaired loans are charged-off to realizable value instead of establishing a valuation allowance and are included, when applicable in the table above as “Impaired loans without specific valuation allowance under FASB ASC 310.” The valuation allowance disclosed above is included in the allowance for credit losses reported in the Consolidated Balance Sheets as of March 31, 2014 and December 31, 2013.

The following table presents average investment in impaired loans by loan class:

	Three Months Ended March 31,
	2014	2013
	(in thousands)
Commercial real estate
Owner occupied	$36,748	$60,065
Non-owner occupied	70,039	52,986
Multi-family	—	230
Commercial and industrial
Commercial	15,583	15,088
Leases	439	1,028
Construction and land development
Construction	—	—
Land	22,586	29,362
Residential real estate	26,799	37,040
Consumer	502	705
Total	$172,696	$196,504
The following table presents interest income on impaired loans by class:

	Three Months Ended March 31,
	2014	2013
	(in thousands)
Commercial real estate
Owner occupied	$391	$420
Non-owner occupied	373	404
Multi-family	—	—
Commercial and industrial
Commercial	193	150
Leases	—	—
Construction and land development
Construction	—	—
Land	261	259
Residential real estate	157	5
Consumer	11	8
Total	$1,386	$1,246
The Company is not committed to lend significant additional funds on these impaired loans.

The following table summarizes nonperforming assets:

	March 31, 2014	December 31, 2013
	(in thousands)
Nonaccrual loans	$70,401	$75,680
Loans past due 90 days or more on accrual status	167	1,534
Troubled debt restructured loans	89,524	89,576
Total nonperforming loans	160,092	166,790
Other assets acquired through foreclosure, net	56,450	66,719
Total nonperforming assets	$216,542	$233,509
Loans Acquired with Deteriorated Credit Quality
 Changes in the accretable yield for loans acquired with deteriorated credit quality are as follows:

	Three Months Ended March 31,
	2014	2013
	(in thousands)
Balance, at beginning of period	$28,164	$7,072
Reclassification from non-accretable to accretable yield	1,466	—
Accretion to interest income	(2,404)	(2,079)
Reversal of fair value adjustments upon disposition of loans	(395)	—
Balance, at end of period	$26,831	$4,993
The primary drivers of reclassification from non-accretable to accretable yield resulted from changes in estimated cash flows.
Allowance for Credit Losses
The following table summarizes the changes in the allowance for credit losses by portfolio type:

	Three Months Ended March 31,
	Construction and Land Development	Commercial Real Estate	Residential Real Estate	Commercial and Industrial	Consumer	Total
	(in thousands)
2014
Beginning Balance	$14,519	$32,064	$11,640	$39,657	$2,170	$100,050
Charge-offs	—	(171)	(406)	(1,478)	(12)	(2,067)
Recoveries	211	560	553	922	170	2,416
Provision	1,970	2,400	(490)	392	(772)	3,500
Ending balance	$16,700	$34,853	$11,297	$39,493	$1,556	$103,899
2013
Beginning Balance	$10,554	$34,982	$15,237	$32,860	$1,794	$95,427
Charge-offs	(614)	(2,887)	(2,493)	(1,770)	(275)	(8,039)
Recoveries	701	942	569	441	14	2,667
Provision	398	1,864	1,282	2,654	(759)	5,439
Ending balance	$11,039	$34,901	$14,595	$34,185	$774	$95,494

The following table presents impairment method information related to loans and allowance for credit losses by loan portfolio segment:

	Commercial Real Estate- Owner Occupied	Commercial Real Estate- Non-Owner Occupied	Commercial and Industrial	Residential Real Estate	Construction and Land Development	Commercial Leases	Consumer	Total Loans
	(in thousands)
Loans as of March 31, 2014:
Recorded Investment:
Impaired loans with an allowance recorded	$1,462	$13,503	$940	$6,111	$—	$83	$28	$22,127
Impaired loans with no allowance recorded	33,867	55,253	14,293	22,915	22,012	349	446	149,135
Total loans individually evaluated for impairment	35,329	68,756	15,233	29,026	22,012	432	474	171,262
Loans collectively evaluated for impairment	1,548,059	1,691,360	2,486,004	313,376	531,615	221,484	37,856	6,829,754
Loans acquired with deteriorated credit quality	22,855	89,095	262	2,457	28	—	—	114,697
Total loans	$1,606,243	$1,849,211	$2,501,499	$344,859	$553,655	$221,916	$38,330	$7,115,713
Unpaid Principal Balance
Impaired loans with an allowance recorded	$1,462	$13,503	$1,153	$6,260	$—	$83	$28	$22,489
Impaired loans with no allowance recorded	39,398	58,050	14,859	28,567	23,117	501	459	164,951
Total loans individually evaluated for impairment	40,860	71,553	16,012	34,827	23,117	584	487	187,440
Loans collectively evaluated for impairment	1,548,059	1,691,360	2,486,004	313,376	531,615	221,484	37,856	6,829,754
Loans acquired with deteriorated credit quality	30,841	120,728	870	3,709	100	—	—	156,248
Total loans	$1,619,760	$1,883,641	$2,502,886	$351,912	$554,832	$222,068	$38,343	$7,173,442
Related Allowance for Credit Losses
Impaired loans with an allowance recorded	$450	$803	$666	$1,938	$—	$65	$3	$3,925
Impaired loans with no allowance recorded	—	—	—	—	—	—	—	—
Total loans individually evaluated for impairment	450	803	666	1,938	—	65	3	3,925
Loans collectively evaluated for impairment	13,563	18,625	36,155	9,359	16,700	2,607	1,553	98,562
Loans acquired with deteriorated credit quality	—	1,412	—	—	—	—	—	1,412
Total loans	$14,013	$20,840	$36,821	$11,297	$16,700	$2,672	$1,556	$103,899

	Commercial Real Estate- Owner Occupied	Commercial Real Estate- Non-Owner Occupied	Commercial and Industrial	Residential Real Estate	Construction and Land Development	Commercial Leases	Consumer	Total Loans
	(in thousands)
Loans as of December 31, 2013:
Recorded Investment:
Impaired loans with an allowance recorded	$1,092	$17,932	$1,907	$4,580	$118	$99	$26	$25,754
Impaired loans with no allowance recorded	36,810	55,220	14,985	21,796	22,951	350	511	152,623
Total loans individually evaluated for impairment	37,902	73,152	16,892	26,376	23,069	449	537	178,377
Loans collectively evaluated for impairment	1,500,740	1,678,242	2,219,500	321,683	513,681	235,519	44,616	6,513,981
Loans acquired with deteriorated credit quality	23,220	92,021	348	2,253	481	—	—	118,323
Total loans	$1,561,862	$1,843,415	$2,236,740	$350,312	$537,231	$235,968	$45,153	$6,810,681
Unpaid Principal Balance
Impaired loans with an allowance recorded	$1,092	$19,273	$2,120	$4,729	$118	$99	$27	$27,458
Impaired loans with no allowance recorded	43,537	58,322	15,731	27,550	24,137	502	523	170,302
Total loans individually evaluated for impairment	44,629	77,595	17,851	32,279	24,255	601	550	197,760
Loans collectively evaluated for impairment	1,500,740	1,678,242	2,219,500	321,683	513,681	235,519	44,616	6,513,981
Loans acquired with deteriorated credit quality	34,951	130,279	1,403	3,728	804	—	—	171,165
Total loans	$1,580,320	$1,886,116	$2,238,754	$357,690	$538,740	$236,120	$45,166	$6,882,906
Related Allowance for Credit Losses
Impaired loans with an allowance recorded	$402	$2,121	$702	$1,896	$85	$70	$4	$5,280
Impaired loans with no allowance recorded	—	—	—	—	—	—	—	—
Total loans individually evaluated for impairment	402	2,121	702	1,896	85	70	4	5,280
Loans collectively evaluated for impairment	12,158	17,061	36,344	9,744	14,434	2,541	2,166	94,448
Loans acquired with deteriorated credit quality	—	322	—	—	—	—	—	322
Total loans	$12,560	$19,504	$37,046	$11,640	$14,519	$2,611	$2,170	$100,050

For the first quarter of 2013, the baseline historical loss rates were computed using a weighted ratio of the 1-year and 5-year historical loss rates. As the market environment improved throughout 2013 and shorter-term loss rates compressed below longer-term levels, the Company determined during the fourth quarter of 2013 that the 5-year historical loss rates were a better representation of longer-term expectations for probable losses. Accordingly, the allowance calculation for the quarter ended March 31, 2014 continues to apply a 100% weight to the 5-year historical loss rate (per loan category).

Troubled Debt Restructurings
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
The following table presents information on the financial effects of TDR loans by class for the periods presented:

	Three Months Ended March 31, 2014
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Forgiven Principal Balance	Lost Interest Income	Post-Modification Outstanding Recorded Investment	Waived Fees and Other Expenses
	(dollars in thousands)
Commercial real estate
Owner occupied	1	$798	$378	$117	$303	$33
Non-owner occupied	—	—	—	—	—	—
Multi-family	—	—	—	—	—	—
Commercial and industrial
Commercial	1	63	—	—	63	3
Leases	—	—	—	—	—	—
Construction and land development
Construction	—	—	—	—	—	—
Land	—	—	—	—	—	—
Residential real estate	1	405	166	37	202	—
Consumer	—	—	—	—	—	—
Total	3	$1,266	$544	$154	$568	$36

	Three Months Ended March 31, 2013
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Forgiven Principal Balance	Lost Interest Income	Post-Modification Outstanding Recorded Investment	Waived Fees and Other Expenses
	(dollars in thousands)
Commercial real estate
Owner occupied	5	$2,686	$—	$54	$2,632	$—
Non-owner occupied	4	10,318	1,030	63	9,225	7
Multi-family	—	—	—	—	—	—
Commercial and industrial
Commercial	5	1,846	—	10	1,836	8
Leases	—	—	—	—	—	—
Construction and land development
Construction	—	—	—	—	—	—
Land	2	286	—	—	286	1
Residential real estate	1	40	—	6	34	3
Consumer	1	39	—	—	39	3
Total	18	$15,215	$1,030	$133	$14,052	$22

 The following table presents TDR loans by class for which there was a payment default during the period:

	Three Months Ended March 31,
	2014		2013
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
	(dollars in thousands)
Commercial real estate
Owner occupied	1	$303	3	$2,506
Non-owner occupied	—	—	1	160
Multi-family	—	—	—	—
Commercial and industrial
Commercial	1	63	2	782
Leases	—	—	—	—
Construction and land development
Construction	—	—	—	—
Land	—	—	2	330
Residential real estate	1	202	2	655
Consumer	—	—	—	—
Total	3	$568	10	$4,433
A TDR loan is deemed to have a payment default when it becomes past due 90 days, goes on nonaccrual, or is re-structured again. Payment defaults, along with other qualitative indicators, are considered by management in the determination of the allowance for credit losses.
At March 31, 2014 and December 31, 2013, there were no loan commitments outstanding on TDR loans.
Loan Purchases and Sales
For the three months ended March 31, 2014 and 2013, the Company had secondary market loan purchases of $15.6 million and $43.0 million, respectively. For 2014 and 2013, these purchased loans consisted of commercial and industrial loans. In addition, the Company periodically acquires newly originated loans at closing through participations or loan syndications.
The Company had no significant loan sales in 2014 or 2013.

4. OTHER ASSETS ACQUIRED THROUGH FORECLOSURE
The following table represents the changes in other assets acquired through foreclosure:

	Three Months Ended March 31,
	2014
	Gross Balance	Valuation Allowance	Net Balance
	(in thousands)
Balance, beginning of the period	$88,421	$(21,702)	$66,719
Transfers to other assets acquired through foreclosure, net	2,110	—	2,110
Proceeds from sale of other real estate owned and repossessed assets, net	(19,473)	5,961	(13,512)
Valuation adjustments, net	—	(35)	(35)
Gains, net (1)	1,168	—	1,168
Balance, end of period	$72,226	$(15,776)	$56,450

	2013
Balance, beginning of the period	$113,474	$(36,227)	$77,247
Transfers to other assets acquired through foreclosure, net	6,609	—	6,609
Proceeds from sale of other real estate owned and repossessed assets, net	(12,120)	6,747	(5,373)
Valuation adjustments, net	—	(1,017)	(1,017)
Gains, net (1)	455	—	455
Balance, end of period	$108,418	$(30,497)	$77,921

(1)	Includes gains related to initial transfers to other assets of zero and $0.3 million during the three months ended March 31, 2014 and 2013, respectively, pursuant to accounting guidance.
At March 31, 2014 and 2013, the majority of the Company’s repossessed assets consisted of properties located in Nevada.
5. OTHER BORROWINGS
The following table summarizes the Company’s borrowings as of March 31, 2014 and December 31, 2013:

	March 31, 2014	December 31, 2013
	(in thousands)
Short-Term:
Revolving line of credit	$5,000	$3,000
FHLB advances	56,324	25,906
Total short-term borrowings	$61,324	$28,906
Long-Term:
FHLB advances	$217,166	$247,973
Other long term debt	64,326	64,217
Total long-term borrowings	$281,492	$312,190
WAL maintains other lines of credit totaling $70.0 million, of which $25.0 million is secured by pledged securities and $45.0 million is unsecured. As of March 31, 2014, the Company had outstanding advances on the $25.0 million secured line of credit totaling $5.0 million at an interest rate of 1.75%. There were no amounts outstanding on the unsecured lines of credit. In addition, the bank has entered into Fed Funds agreements with other financial institutions under which it can borrow up to $120.0 million on an unsecured basis. There were no amounts outstanding on these lines of credit as of March 31, 2014. The lending institutions will determine the interest rate charged on borrowings at the time of the borrowing.
The Company maintains lines of credit with the FHLB and FRB. The Company’s borrowing capacity is determined based on collateral pledged, generally consisting of investment securities and loans, at the time of the borrowing. At March 31, 2014, there was $56.3 million of FHLB advances classified as short-term, with a weighted average interest rate of 2.91%. At December 31, 2013, short-term FHLB advances had a weighted average interest rate of 2.90%.

At March 31, 2014, there was $217.2 million of FHLB advances classified as long-term and $64.9 million of outstanding Senior Note principal, whose carrying value of $64.3 million reflects a discount of $0.6 million. The weighted average rate on all long-term debt was 3.16% and 3.65% for the three months ended March 31, 2014 and 2013, respectively.
As of March 31, 2014 and December 31, 2013, the Company had additional available credit with the FHLB of approximately $1.03 billion and $1.39 billion, respectively, and with the FRB of approximately $1.00 billion and $588.2 million, respectively.
6. COMMITMENTS AND CONTINGENCIES
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
A summary of the contractual amounts for unfunded commitments and letters of credit are as follows:

	March 31, 2014	December 31, 2013
	(in thousands)
Commitments to extend credit, including unsecured loan commitments of $221,669 at March 31, 2014 and $237,063 at December 31, 2013	$1,840,740	$1,878,340
Credit card commitments and financial guarantees	33,932	33,632
Standby letters of credit, including unsecured letters of credit of $5,957 at March 31, 2014 and $4,896 at December 31, 2013	38,501	31,271
Total	$1,913,173	$1,943,243
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
The Company has exposure to credit losses from unfunded commitments and letters of credit. As funds have not been disbursed on these commitments, they are not reported as loans outstanding. Credit losses related to these commitments are not included in the allowance for credit losses reported in "Note 3. Loans, Leases and Allowance for Credit Losses" of the Unaudited Consolidated Financial Statements and are accounted for as a separate loss contingency. This loss contingency for unfunded loan commitments and letters of credit was $2.1 million and $2.0 million as of March 31, 2014 and December 31, 2013, respectively. Changes to this liability are adjusted through non-interest expense.

Concentrations of Lending Activities
The Company’s lending activities are driven in large part by the customers served in the market areas where the Company has branch offices in the states of Arizona, Nevada and California. Despite the geographic concentration of lending activities, the Company does not have a single external customer from which it derives 10% or more of its revenues. The Company monitors concentrations within five broad categories: geography, industry, product, call code, and collateral. The Company grants commercial, construction, real estate and consumer loans to customers through branch offices located in the Company’s primary markets. The Company’s business is concentrated in these areas and the loan portfolio includes significant credit exposure to the CRE market of these areas. As of March 31, 2014 and December 31, 2013, CRE related loans accounted for approximately 56% and 58% of total loans, respectively, and approximately 1% and 2%, respectively, of CRE related loans are secured by undeveloped land. Substantially all of these loans are secured by first liens with an initial loan to value ratio of generally not more than 75%. Approximately 47% and 46% of these CRE loans, excluding construction and land loans, were owner occupied at March 31, 2014 and December 31, 2013, respectively. In addition, approximately 3% and 4% of total loans were unsecured as of March 31, 2014 and December 31, 2013, respectively.
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
Lease Commitments
The Company leases the majority of its office locations and many of these leases contain multiple renewal options and provisions for increased rents. Total rent expense of $1.6 million and $1.9 million was included in occupancy expenses for the three months ended March 31, 2014 and 2013, respectively.
7. STOCKHOLDERS’ EQUITY
For the three months ended March 31, 2014, 376,175 shares of restricted stock were granted to Company employees that vest over three years and 64,000 shares were granted to non-employee WAL and WAB directors that vest over six months. The Company estimates the compensation cost for restricted stock grants based upon the grant date fair value. The aggregate grant date fair value for the restricted stock issued in the three month period ended March 31, 2014 was $10.5 million.
There were approximately 1,161,743 and 1,204,216 restricted shares outstanding at March 31, 2014 and December 31, 2013, respectively. For the three months ended March 31, 2014, the Company recognized $0.3 million in stock-based compensation expense related to restricted stock grants, compared to $1.0 million in expense for the three months ended March 31, 2013. Other restricted stock components causing the reduction of $3.4 million to APIC during the three months ended March 31, 2014 include shares withheld on cashless exercises and forfeitures.
As of March 31, 2014 and December 31, 2013, there were 0.8 million and 1.0 million, respectively, of stock options outstanding.

8. ACCUMULATED OTHER COMPREHENSIVE INCOME
The following table summarizes the changes in accumulated other comprehensive loss by component, net of tax, for the periods indicated:

	Three Months Ended March 31,
	2014			2013
	Unrealized holding gains (losses) on AFS securities	Impairment loss on securities	Total	Unrealized holding gains (losses) on AFS securities	Unrealized gain on cash flow hedge	Total
	(in thousands)
Beginning balance	$(21,690)	$144	$(21,546)	$8,209	$17	$8,226
Other comprehensive income (loss) before reclassifications	10,644	—	10,644	(890)	(34)	(924)
Amounts reclassified from accumulated other comprehensive loss	(229)	—	(229)	(97)	—	(97)
Net current-period other comprehensive income (loss)	10,415	—	10,415	(987)	(34)	(1,021)
Ending balance	$(11,275)	$144	$(11,131)	$7,222	$(17)	$7,205
The following table presents reclassifications out of accumulated other comprehensive loss:

	Amount reclassified from accumulated other comprehensive income
Details about accumulated other	Three Months Ended March 31,		Affected line item in the statement
comprehensive loss components	2014	2013	where net income is presented
	(in thousands)
Unrealized gains and losses on AFS
	$366	$147	Gain on sales of investment securities, net
	(137)	(50)	Income tax expense
	$229	$97	Net of tax
9. EARNINGS PER SHARE
Diluted earnings per share is based on the weighted average outstanding common shares during each period, including common stock equivalents. Basic earnings per share is based on the weighted average outstanding common shares during the period.
The following table presents the calculation of basic and diluted earnings per share for the three months ended March 31, 2014 and 2013.

	Three Months Ended March 31,
	2014	2013
	(in thousands, except per share amounts)
Weighted average shares - basic	86,256	85,324
Dilutive effect of stock awards	867	656
Weighted average shares - diluted	87,123	85,980
Net income available to common shareholders	$30,732	$20,532
Earnings per share - basic	0.35	0.24
Earnings per share - diluted	0.35	0.24
The Company had 4,000 and 163,300 stock options outstanding as of March 31, 2014 and December 31, 2013, respectively, that were not included in the computation of diluted earnings per common share because their effect would be anti-dilutive.

10. INCOME TAXES
Deferred tax assets and liabilities are included in the Consolidated Financial Statements at currently enacted income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes.
For the three months ended March 31, 2014, the net deferred tax assets decreased $2.4 million to $78.3 million. This overall decrease in the net deferred tax asset was primarily the result of increases to deferred tax assets from AMT credit carryovers along with a release of valuation allowance, which were more than offset by the decreases to deferred tax assets from exercises and forfeitures of equity compensation, changes in the fair market value of AFS securities and fair market value adjustments related to acquired loans.
Although realization is not assured, the Company believes that the realization of the recognized deferred tax asset of $78.3 million at March 31, 2014 is more likely than not based on expectations as to future taxable income and based on available tax planning strategies within the meaning of FASB ASC 740 that could be implemented if necessary to prevent a carryover from expiring.
At March 31, 2014 and December 31, 2013, the Company had a $4.6 million and a $5.6 million deferred tax valuation allowance, respectively. As of March 31, 2014, $3.2 million relates to net capital loss carryovers from ARPS securities sales and the remaining valuation allowance of $1.4 million relates to Arizona state NOL carryovers and Section 382 of the IRC limitations associated with the Company's acquisition of Western Liberty Bancorp.
The deferred tax asset related to federal and state net operating loss carryovers outstanding at March 31, 2014 available to reduce tax liability in future years totaled $9.8 million. This is comprised of $8.3 million of tax benefits from federal net operating loss carryovers (subject to an annual limitation imposed by section 382 of the IRC as discussed below) and $1.5 million of tax benefits from Arizona state net operating loss carryovers that began to expire in 2013. The Company’s ability to use federal NOLs, as well as its ability to use certain future tax deductions called NUBILs associated with the Company's acquisitions of Western Liberty Bancorp and Centennial Bank, will be subject to separate annual limitations of $1.8 million and $1.6 million of deductions from taxable income, respectively. In management’s opinion, it is more likely than not that the results of future operations will generate sufficient taxable income to realize all but $1.4 million of the deferred tax benefits related to these net operating loss carryovers and NUBILs.
The Company's effective tax rate was 25.08% and 27.19% for the three months ended March 31, 2014 and 2013, respectively. The decrease in the effective tax rate from the first quarter 2013 compared to the first quarter 2014 is primarily due to increased benefits received from qualified affordable housing projects and an increase to the expected amount of tax exempt interest income for the year, which were not fully offset by rate detriments from a decrease in the projected amount of BOLI income.

Investments in LIHTC
The Company invests in LIHTC funds that are designed to generate a return primarily through the realization of federal tax credits.
The Company adopted the amendments to FASB ASC 323-740 as of January 1, 2014, which revises the accounting for investments in qualified affordable housing projects. As a result, the Company has adjusted its prior period financial statements to apply the proportional amortization methodology in accounting for these investments. This impacted the balance of tax credit investments and related current and deferred tax items on the Consolidated Balance Sheets. In accordance with FASB ASC 323-740, the tax credit investment amortization is now presented as a component of income tax expense. Previously, the amortization expense was included as a component of non-interest income.
The following table summarizes the impact of the change in the Consolidated Financial Statements for the periods indicated:

December 31, 2013
(in thousands)
Consolidated Balance Sheet:
Deferred tax assets, net
As previously reported	$79,374
As reported under new guidance	80,688
Other assets
As previously reported (1)	186,288
As reported under new guidance	185,221
Stockholders' Equity
As previously reported	855,251
As reported under new guidance	855,498

(1)	Includes a $14.6 million reclassification from premises and equipment, net.

Three Months Ended March 31, 2013
(in thousands)
Consolidated Income Statement:
Non-interest income
As previously reported	$3,899
As reported under new guidance	4,799
Income tax expense
As previously reported	6,808
As reported under new guidance	7,787
Income from continuing operations
As previously reported	20,926
As reported under new guidance	20,847
Net income
As previously reported	20,964
As reported under new guidance	20,885
Net income available to common shareholders
As previously reported	20,611
As reported under new guidance	20,532
Earnings per share applicable to common shareholders--basic
As previously reported	0.24
As reported under new guidance	0.24
Earnings per share applicable to common shareholders--diluted
As previously reported	0.24
As reported under new guidance	0.24
The cumulative effect of adoption of this guidance at December 31, 2013 was an increase to stockholders' equity of $0.2 million and a decrease to stockholder's equity of $0.2 million at December 31, 2012.
Investments in LIHTC and unfunded LIHTC obligations are included as part of other assets and other liabilities, respectively, in the Consolidated Balance Sheet and total $129.3 million and $68.3 million, respectively, as of March 31, 2014. For the three months ended March 31, 2014, $3.0 million of amortization related to LIHTC investments was recognized as a component of income tax expense.
11. FAIR VALUE ACCOUNTING
The fair value of an asset or liability is the price that would be received to sell that asset or paid to transfer that liability in an orderly transaction occurring in the principal market (or most advantageous market in the absence of a principal market) for such asset or liability. In estimating fair value, the Company utilizes valuation techniques that are consistent with the market approach, the income approach and/or the cost approach. Such valuation techniques are consistently applied. Inputs to valuation techniques include the assumptions that market participants would use in pricing an asset or liability. FASB ASC 825 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy under FASB ASC 825 are described in "Note 1. Summary of Significant Accounting Policies" of these Notes to Unaudited Consolidated Financial Statements.
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
Under FASB ASC 825, the Company elected the FVO treatment for the junior subordinated debt and certain investment securities. This election is generally irrevocable and unrealized gains and losses on these items must be reported in earnings at each reporting date. The Company continues to account for these items under the FVO. Since adoption, there were no financial instruments purchased by the Company which met the FASB ASC 825 fair value election criteria, and therefore, no additional instruments have been added under the FVO election.
All securities for which the fair value measurement option had been elected are included in a separate line item on the balance sheet entitled “securities measured at fair value.”
For the three months ended March 31, 2014 and 2013, gains and losses from fair value changes included in the Consolidated Income Statements were as follows:

	Changes in Fair Values for Items Measured at Fair Value Pursuant to Election of the Fair Value Option
Description	Unrealized Gain/(Loss) on Assets and Liabilities Measured at Fair Value, Net	Interest Income on Securities	Interest Expense on Junior Subordinated Debt	Total Changes Included in Current-Period Earnings
	(in thousands)
Three Months Ended March 31, 2014
Securities measured at fair value	$18	$1	$—	$19
Junior subordinated debt	(978)	—	(421)	(1,399)
Total	$(960)	$1	$(421)	$(1,380)
Three Months Ended March 31, 2013
Securities measured at fair value	$(2)	$2	$—	$—
Junior subordinated debt	(469)	—	(466)	(935)
Total	$(471)	$2	$(466)	$(935)
The following table presents the portion of trading securities losses related to trading securities still held at the reporting date:

	March 31,
	2014	2013
	(in thousands)
Net gains and (losses) for the period on trading securities included in earnings	$18	$(2)
Less: net gains and (losses) recognized during the period on trading securities sold during the period	—	—
Change in unrealized gains or (losses) for the period included in earnings for trading securities held at the end of the reporting period	$18	$(2)
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
Fair value on a recurring basis
Financial assets and financial liabilities measured at fair value on a recurring basis include the following:
AFS Securities: ARPS securities, trust preferred securities, corporate debt securities and CRA mutual fund investments are reported at fair value utilizing Level 1 inputs. Other securities classified as AFS are reported at fair value utilizing Level 2 inputs. For these securities, the Company obtains fair value measurements from an independent pricing service. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the bond’s terms and conditions, among other things.

Securities measured at fair value: All of the Company’s securities measured at fair value, the majority of which are mortgage-backed securities, are reported at fair value utilizing Level 2 inputs in the same manner as described above for securities available for sale.
Independent pricing service: Our independent pricing service provides pricing information on Level 1, 2 and 3 securities, and represents the pricing source for the majority of the portfolio. Management independently evaluates fair value measurements received from our third-party pricing service through multiple review steps. First, management reviews what has transpired in the market-place with respect to interest rates, credit spreads, volatility, mortgage rates, among other things, and makes an expectation on changes to the securities valuations from the previous quarter. Then management obtains market values from additional sources. The pricing service provides management with observable market data, including interest rate curves and mortgage prepayment speed grids, as well as dealer quote sheets, new bond offering sheets, and historical trade documentation. Management reviews the assumptions and decides whether they are reasonable. Management may compare interest rates, credit spreads and prepayments speeds used as part of the assumptions to those that management believes are reasonable. Management may price securities using the provided assumptions to determine whether they can develop similar prices on like securities. Any discrepancies with management’s review and the prices provided by the vendor are discussed with the vendor and the Company’s other valuation advisors. Last, management selects a sample of investment securities and compares the values provided by our primary third party pricing service to the market values obtained from secondary sources and evaluates those with notable variances.
Annually, the Company receives an SSAE 16 report from its independent pricing service attesting to the controls placed on the operations of the service from its auditor.
Interest rate swap: Interest rate swaps are reported at fair value utilizing Level 2 inputs. The Company obtains dealer quotations to value its interest rate swaps.
Junior subordinated debt: The Company estimates the fair value of its junior subordinated debt using a discounted cash flow model, which incorporates the effect of the Company’s own credit risk in the fair value of the liabilities (Level 3). The Company’s cash flow assumptions were based on the contractual cash flows as the Company anticipates that it will pay the debt according to its contractual terms. During 2013, the Company established and continues to use the BB 20-Year Index adjusted for a credit risk spread. The Company estimated the discount rate at 5.692%, which is a 546 basis point spread over 3 month LIBOR (0.231% as of March 31, 2014). As of December 31, 2013, the Company estimated the discount rate at 5.861%, which was a 562 basis point spread over 3 month LIBOR 0.246%.

The fair value of assets and liabilities measured at fair value on a recurring basis were determined using the following inputs at the periods presented:

	Fair Value Measurements at the End of the Reporting Period Using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
	(in thousands)
March 31, 2014
Assets:
Measured at fair value
Residential MBS issued by GSEs	$—	$2,460	$—	$2,460
Private label residential MBS	—	483	—	483
Total securities measured at fair value	$—	$2,943	$—	$2,943
Available-for-sale
U.S. government sponsored agency securities	$—	$57,672	$—	$57,672
Municipal obligations	—	118,878	—	118,878
Preferred stock	73,947	—	—	73,947
Mutual funds	37,243	—	—	37,243
Residential MBS issued by GSEs	—	987,407	—	987,407
Commercial MBS issued by GSEs	—	2,034	—	2,034
Private label residential MBS	—	35,615	—	35,615
Private label commercial MBS	—	5,412	—	5,412
Trust preferred	—	24,728	—	24,728
CRA Investments	23,497	—	—	23,497
Total AFS	$134,687	$1,231,746	$—	$1,366,433
Positive NPVs on interest rate swaps	$—	$14,650	$—	$14,650
Liabilities:
Junior subordinated debt	$—	$—	$42,836	$42,836
Negative NPVs on interest rate swaps	$—	$15,553	$—	$15,553

	Fair Value Measurements at the End of the Reporting Period Using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
	(in thousands)
December 31, 2013
Assets:
Measured at fair value
Residential MBS issued by GSEs	$—	$3,036	$—	$3,036
Available-for-sale
U.S. government sponsored agency securities	$—	$46,975	$—	$46,975
Municipal obligations	—	115,665	—	115,665
Preferred stock	61,484	—	—	61,484
Mutual funds	36,532	—	—	36,532
Residential MBS issued by GSEs	—	1,021,421	—	1,021,421
Private label residential MBS	—	36,099	—	36,099
Private label commercial MBS	—	5,433	—	5,433
Trust preferred	—	23,805	—	23,805
CRA Investments	23,282	—	—	23,282
Total AFS	$121,298	$1,249,398	$—	$1,370,696
Positive NPVs on interest rate swaps	$—	$2,783	$—	$2,783
Liabilities:
Junior subordinated debt	$—	$—	$41,858	$41,858
Negative NPVs on interest rate swaps	$—	$4,168	$—	$4,168
For the three months ended March 31, 2014 and 2013, the change in Level 3 liabilities measured at fair value on a recurring basis was as follows:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Junior Subordinated Debt
	Three Months Ended March 31,
	2014	2013
	(in thousands)
Opening balance	$(41,858)	$(36,218)
Total losses for the period
Included in earnings (and changes in net assets) (a)	(978)	(469)
Closing balance	$(42,836)	$(36,687)
Change in unrealized losses for the three month period included in earnings (and changes in net assets)	$(978)	$(469)

(a)	Total losses for the period are included in the non-interest income line, unrealized losses on assets / liabilities measured at fair value, net.
For Level 3 liabilities measured at fair value on a recurring basis as of March 31, 2014 and December 31, 2013, the significant unobservable inputs used in the fair value measurements were as follows:

	Fair Value at March 31, 2014	Valuation Technique	Significant Unobservable Inputs	Input Value
	(dollars in thousands)
Junior subordinated debt	$42,836	Discounted cash flow	BB Corporate Bond over Treasury Index with comparable credit spread	5.692%

	Fair Value at December 31, 2013	Valuation Technique	Significant Unobservable Inputs	Input Value
	(dollars in thousands)
Junior subordinated debt	$41,858	Discounted cash flow	BB Corporate Bond over Treasury Index with comparable credit spread	5.861%
The significant unobservable inputs used in the fair value measurement of the Company’s junior subordinated debt are the calculated or estimated credit spreads on comparable publicly traded company trust preferred issuances, which were non-investment grade and non-rated. Significant increases (decreases) in these inputs could result in a significantly higher (lower) fair value measurement.
Fair value on a nonrecurring basis
Certain assets are measured at fair value on a nonrecurring basis. That is, the instruments are not measured at fair value on an ongoing basis, but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). The following table presents such assets carried on the balance sheet by caption and by level within the FASB ASC 825 hierarchy:

	Fair Value Measurements at the End of the Reporting Period Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Active Markets for Similar Assets (Level 2)	Unobservable Inputs (Level 3)
	(in thousands)
As of March 31, 2014:
Impaired loans with specific valuation allowance	$18,202	$—	$—	$18,202
Impaired loans without specific valuation allowance	91,925	—	—	91,925
Other assets acquired through foreclosure	56,450	—	—	56,450
December 31, 2013
Impaired loans with specific valuation allowance	$20,474	$—	$—	$20,474
Impaired loans without specific valuation allowance	95,695	—	—	95,695
Other assets acquired through foreclosure	66,719	—	—	66,719
Impaired loans: The specific reserves for collateral dependent impaired loans are based on the fair value of the collateral. The fair value of collateral is determined based on third-party appraisals. Appraisals may utilize a single valuation approach or a combination of approaches, including comparable sales and the income approach. Fair value is determined, where possible, using market prices derived from an appraisal or evaluation, which are considered to be Level 2. However, certain assumptions and unobservable inputs are often used by the appraiser, therefore qualifying the assets as Level 3 in the fair value hierarchy. In some cases, adjustments are made to the appraised values due to various factors, including age of the appraisal (which are generally obtained every twelve months), age of comparables included in the appraisal and known changes in the market and in the collateral. When significant adjustments are based on unobservable inputs, such as when a current appraised value is not available or management determines the fair value of the collateral is further impaired below appraised value and there is no observable market price, the resulting fair value measurement has been categorized as a Level 3 measurement. These Level 3 impaired loans had an aggregate carrying amount of $22.1 million and $25.8 million, respectively, at March 31, 2014 and December 31, 2013. Specific reserves in the allowance for loan losses for these loans were $3.9 million and $5.3 million, respectively, at March 31, 2014 and December 31, 2013.
Other assets acquired through foreclosure: Other assets acquired through foreclosure consist of properties acquired as a result of, or in-lieu-of, foreclosure. Properties or other assets classified as other assets acquired through foreclosure and other repossessed property and are initially reported at the fair value determined by independent appraisals using appraised value, less cost to sell. Such properties are generally re-appraised every six to twelve months. There is risk for subsequent volatility. Costs relating to the development or improvement of the assets are capitalized and costs relating to holding the assets are charged to expense. The Company had $56.5 million of such assets at March 31, 2014. Fair value is determined, where possible, using market prices derived from an appraisal or evaluation, which are considered to be Level 2. However, certain assumptions and unobservable inputs are often used by the appraisal, therefore qualifying the assets as Level 3 in the fair value hierarchy. When significant adjustments are based on unobservable inputs, such as when a current appraised value is not available or management determines the fair value of the collateral is further impaired below appraised value and there is no observable market price, the resulting fair value measurement has been categorized as a Level 3 measurement.

Credit vs. non-credit losses
Under the provisions of FASB ASC 320, OTTI is separated into the amount of total impairment related to the credit loss and the amount of the total impairment related to all other factors. The amount of the total OTTI related to the credit loss is recognized in earnings. The amount of the total impairment related to all other factors is recognized in other comprehensive income.
For the three months ended March 31, 2014 and 2013, the Company determined that no securities experienced credit losses.
The following table presents a rollforward of the amount related to impairment credit losses recognized in earnings for the three months ended March 31, 2014 and 2013:

	Private Label Mortgage- Backed Securities
	Three Months Ended
	2014	2013
	(in thousands)
Beginning balance of impairment losses held in other comprehensive income	$—	$(1,811)
Current period OTTI credit losses recognized through earnings	—	—
Reductions for securities sold during the period	—	—
Additions or reductions in credit losses due to change of intent to sell	—	—
Reductions for increases in cash flows to be collected on impaired securities	—	—
Ending balance of net unrealized losses held in other comprehensive income	$—	$(1,811)
FAIR VALUE OF FINANCIAL INSTRUMENTS
The estimated fair value of the Company’s financial instruments is as follows:

	March 31, 2014
	Carrying Amount	Fair Value
		Level 1	Level 2	Level 3	Total
	(in thousands)
Financial assets:
Investment securities:
HTM	$275,738	$10,781	$270,694	$8	$281,483
AFS	1,366,433	134,687	1,231,746	—	1,366,433
Trading	2,943	—	2,943	—	2,943
Positive NPVs on interest rate swaps	14,650	—	14,650	—	14,650
Loans, net	7,004,700	—	6,358,264	110,127	6,468,391
Financial liabilities:
Deposits	8,148,973	—	8,152,956	—	8,152,956
Customer repurchases	57,407	—	57,407	—	57,407
Securities sold short	109,793	109,793	—	—	109,793
FHLB and FRB advances	273,490	—	273,490	—	273,490
Other borrowed funds	69,326	5,000	—	71,683	76,683
Junior subordinated debt	42,836	—	—	42,836	42,836
Negative NPVs on interest rate swaps	15,553	—	15,553	—	15,553

	December 31, 2013
	Carrying Amount	Fair Value
		Level 1	Level 2	Level 3	Total
	(in thousands)
Financial assets:
Investment securities:
HTM	$283,006	$22,200	$259,496	$8	$281,704
AFS	1,370,696	121,298	1,249,398	—	1,370,696
Trading	3,036	—	3,036	—	3,036
Positive NPVs on interest rate swaps	2,783	—	2,783	—	2,783
Loans, net	6,701,365	—	6,090,962	116,169	6,207,131
Financial liabilities:
Deposits	7,838,205	—	7,842,014	—	7,842,014
Customer repurchases	71,192	—	71,192	—	71,192
FHLB and FRB advances	273,879	—	273,879	—	273,879
Other borrowed funds	67,217	3,000	—	71,475	74,475
Junior subordinated debt	41,858	—	—	41,858	41,858
Negative NPVs on interest rate swaps	4,168	—	4,168	—	4,168
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
Interest rate risk exposure is measured using interest rate sensitivity analysis to determine our change in net portfolio value and net interest income resulting from hypothetical changes in interest rates. If potential changes to net portfolio value and net interest income resulting from hypothetical interest rate changes are not within the limits established by the Board of Directors, the Board may direct management to adjust the asset and liability mix to bring interest rate risk within Board-approved limits. As of March 31, 2014, the Company’s interest rate risk profile was within Board-approved limits.
WAB has an ALCO charged with managing interest rate risk within the Board of Directors approved limits. Limits are structured to prohibit an interest rate risk profile that is unacceptable to both management and Board of Directors risk tolerances. There is also an ALCO at the holding company level that reviews interest rate risk for the Company.
Fair value of commitments
The estimated fair value of standby letters of credit outstanding at March 31, 2014 and December 31, 2013 was insignificant. Loan commitments on which the committed interest rates were less than the current market rate are also insignificant at March 31, 2014 and December 31, 2013.

12. DISPOSITIONS
PartnersFirst Discontinued Operations
The Company has discontinued its affinity credit card business, PartnersFirst, and has presented these activities as discontinued operations. The following table summarizes the operating results of the discontinued operations for the periods indicated:

	Three Months Ended March 31,
	2014	2013
	(in thousands)
Operating revenue	$(144)	$1,139
Non-interest expenses	(858)	(1,074)
(Loss) income before income taxes	(1,002)	65
Income tax (benefit) expense	(348)	27
Net (loss) income	$(654)	$38
13. SEGMENTS
On December 31, 2013, the Company consolidated its three bank subsidiaries under one charter, Western Alliance Bank. As a result, the Company has redefined its operating segments to reflect the new organizational and internal reporting structure. Prior year segment information has not been recast to conform to the new segmentation methodology due to the impracticability of restating segments because of the change in legal structure at December 31, 2013. The new operating segments are as follows: Arizona, Nevada, California, Specialty Finance and Corporate & Other.
The Company's reportable segments are aggregated primarily based on geographic location, services offered and markets served. The Arizona, Nevada and California segments provide full service banking and related services to their respective markets. The Company's Specialty Finance segment provides banking services to niche markets. These Specialty Finance businesses are broader in geographic scope and are managed centrally. Corporate & Other consists of corporate-related items, income and expense items not allocated to our other reportable segments and inter-segment eliminations.
The accounting policies of the reported segments are the same as those of the Company as described in "Note 1. Summary of Significant Accounting Policies" of these Notes to Unaudited Consolidated Financial Statements.
The Company's segment reporting process begins with the assignment of all loan and deposit accounts directly to the segments where these products are originated and/or serviced. Equity capital is assigned to each segment based on the risk profile of their assets and liabilities, with a funds credit provided for the use of this equity as a funding source.
Net interest income, provision for credit losses and non-interest expense amounts are recorded in their respective segment to the extent that the amounts are directly attributable to those segments. Net interest income is recorded in each segment on a TEB with a corresponding increase in income tax expense. Further, net interest income of a reportable segment includes a funds transfer pricing process that matches assets and liabilities with similar interest rate sensitivity and maturity characteristics.
Net income amounts for each reportable segment is further derived by the use of expense allocations. Certain expenses not directly attributable to a specific segment are allocated across all segments based on key metrics, such as number of employees, average loan balances and average deposit balances. These types of expenses include information technology, operations, human resources, finance, risk management, credit administration, legal and marketing.
Income taxes are applied to each segment based on the effective tax rate for the geographic location of the segment. Any difference in the corporate tax rate and the aggregate effective tax rates in the segments are adjusted in the Corporate & Other segment.

The following is a summary of selected operating segment information as of and for the three months ended March 31, 2014:

	Arizona	Nevada	California	Specialty Finance	Corporate & Other	Consolidated Company
	(dollars in millions)
At March 31, 2014
Assets:
Cash, cash equivalents and investment securities	$3.3	$7.0	$2.6	$0.5	$2,123.8	$2,137.2
Gross loans and deferred fees, net	2,032.3	1,723.8	1,663.1	1,621.2	68.2	7,108.6
Less: allowance for credit losses	(29.7)	(25.2)	(24.3)	(23.7)	(1.0)	(103.9)
Loans, net	2,002.6	1,698.6	1,638.8	1,597.5	67.2	7,004.7
Other repossessed assets	11.9	21.9	0.3	—	22.0	56.1
Goodwill and intangible assets, net	2.4	24.4	—	—	—	26.8
Other assets	33.8	67.8	25.5	18.0	376.7	521.9
Total assets	$2,054.0	$1,819.7	$1,667.2	$1,616.0	$2,589.7	$9,746.6
Liabilities:
Deposits	$2,166.0	$3,024.6	$1,867.3	$845.1	$246.0	$8,149.0
Borrowings	—	—	—	—	342.8	342.8
Other liabilities	21.7	48.3	9.8	20.4	259.8	360.0
Total liabilities	2,187.7	3,072.9	1,877.1	865.5	848.6	8,851.8
Allocated equity	219.4	207.9	178.7	123.2	165.6	894.8
Liabilities and stockholders' equity	$2,407.1	$3,280.8	$2,055.8	$988.7	$1,014.2	$9,746.6
Excess funds provided (used)	353.1	1,461.1	388.6	(627.3)	(1,575.5)	—

	(in thousands)
Three Months Ended March 31, 2014:
Net interest income (expense)	$26,608	$28,595	$22,792	$13,964	$(1,182)	$90,777
Provision for credit losses	1,558	(884)	655	2,170	1	3,500
Net interest income (expense) after provision for credit losses	25,050	29,479	22,137	11,794	(1,183)	87,277
Non-interest income	820	2,289	1,250	82	394	4,835
Non-interest expense	(13,304)	(15,236)	(13,043)	(6,508)	(1,658)	(49,749)
Income (loss) from continuing operations before income taxes	12,566	16,532	10,344	5,368	(2,447)	42,363
Income tax expense (benefit)	4,929	5,787	4,350	2,013	(6,455)	10,624
Income from continuing operations	7,637	10,745	5,994	3,355	4,008	31,739
Loss from discontinued operations, net	—	—	—	—	(654)	(654)
Net income	$7,637	$10,745	$5,994	$3,355	$3,354	$31,085

Item 2.	Management's Discussions and Analysis of Financial Condition and Results of Operations.
This discussion is designed to provide insight into management's assessment of significant trends related to the Company's consolidated financial condition, results of operations, liquidity, capital resources and interest rate sensitivity. This Quarterly Report on Form 10-Q should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2013 and the interim unaudited Consolidated Financial Statements and Notes to Unaudited Consolidated Financial Statements hereto and financial information appearing elsewhere in this report. Unless the context requires otherwise, the terms "Company," "we," and "our" refer to Western Alliance Bancorporation and its wholly-owned subsidiaries on a consolidated basis.
Forward-Looking Information
Certain statements contained in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Company intends such forward-looking statements be covered by the safe harbor provisions for forward-looking statements. All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including statements that are related to or are dependent on estimates or assumptions relating to expectations, beliefs, projections, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts.
The forward-looking statements contained in this Form 10-Q reflect our current views about future events and financial performance and involve certain risks, uncertainties, assumptions and changes in circumstances that may cause our actual results to differ significantly from historical results and those expressed in any forward-looking statement, including those risks discussed under the heading “Risk Factors” in this Form 10-Q. Risks and uncertainties include those set forth in our filings with the SEC and the following factors that could cause actual results to differ materially from those presented: 1) financial market and economic conditions adversely effecting financial performance; 2) dependency on real estate and events that negatively impact real estate; 3) high concentration of commercial real estate, construction and development and commercial and industrial loans; 4) actual credit losses may exceed expected losses in the loan portfolio; 5) the geographic concentrations of our assets increases the risks related to local economic conditions; 6) sovereign credit rating downgrades; 7) exposure of financial instruments to certain market risks may cause volatility in earnings; 8) dependence on low-cost deposits; 9) ability to borrow from the FHLB or the FRB; 10) events that further impair goodwill; 11) a change in the our creditworthiness; 12) expansion strategies may not be successful; 13) risk associated with the recent consolidation of our bank subsidiaries; 14) our ability to compete in a highly competitive market; 15) our ability to recruit and retain qualified employees, especially seasoned relationship bankers and senior management; 16) the effects of terrorist attacks or threats of war; 17) perpetration of internet fraud; 18) information security breaches; 19) reliance on other companies' infrastructure; 20) risk management policies not fully effective; 21) risks associated with new lines of businesses; 22) risk of operating in a highly regulated industry and our ability to remain in compliance; 23) failure to comply with state and federal banking agency laws and regulations; 24) changes in interest rates and increased rate competition; 25) exposure to environmental liabilities related to the properties to which we acquire title; and 26) risks related to ownership and price of our common stock.
For more information regarding risks that may cause our actual results to differ materially from any forward-looking statements, see “Risk Factors” in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2013.
Financial Overview and Highlights
WAL is a bank holding company headquartered in Phoenix, Arizona that provides comprehensive business banking and related financial services through its wholly-owned banking subsidiary bank: WAB, doing business as ABA in Arizona, as FIB in Northern Nevada, as AAB throughout the U.S., as BON in Southern Nevada, and as TPB in California. In addition, the Company has two non-bank subsidiaries, WAEF, which offers equipment finance services nationwide, and LVSP, which holds and manages certain non-performing loans and OREO.
Financial Result Highlights for the First Quarter of 2014
Net income available to common stockholders for the Company of $30.7 million, or $0.35 per diluted share, for the first quarter of 2014, compared to $20.5 million, or $0.24 per diluted share, for 2013.
The significant factors impacting earnings of the Company during the first quarter of 2014 were:

•
Pre-tax, pre-provision operating earnings (see Non-GAAP Financial Measures beginning on page 53) for the first quarter of 2014 increased $9.3 million to $44.4 million, compared to $35.1 million for the first quarter of 2013.

•	The Company experienced loan growth of $307.2 million to $7.11 billion at March 31, 2014 from $6.80 billion at December 31, 2013.

•	During the first quarter of 2014, the Company increased deposits by $310.8 million to $8.15 billion at March 31, 2014 from $7.84 billion at December 31, 2013.

•	Other assets acquired through foreclosure declined by $10.2 million to $56.5 million at March 31, 2014 from $66.7 million at December 31, 2013.

•
Provision for credit losses for the first quarter of 2014 decreased by $1.9 million to $3.5 million, compared to $5.4 million for the first quarter of 2013, as net charge-offs also declined by $5.7 million to net recoveries of $0.3 million in the first quarter of 2014, compared to net charge-offs of $5.4 million the first quarter of 2013.

•	Net interest margin increased to 4.41%, compared to 4.36% for the first quarter of 2013.

•
Key asset quality ratios improved for the first quarter of 2014 compared to 2013. Nonaccrual loans and repossessed assets to total assets improved to 1.30% from 2.10% in the first quarter of 2013 and nonaccrual loans to gross loans improved to 0.99% at the end of the first quarter of 2014 compared to 1.60% at the end of the first quarter 2013.

The impact to the Company from these items, and others of both a positive and negative nature, are discussed in more detail below as they pertain to the Company’s overall comparative performance for the three months ended March 31, 2014.
Results of Operations and Financial Conditions
A summary of our results of operations and financial condition and select metrics is included in the following table:

	Three Months Ended March 31,
	2014	2013
	(in thousands, except per share amounts)
Net income available to common stockholders	$30,732	$20,532
Earnings per share applicable to common shareholders--basic	0.35	0.24
Earnings per share applicable to common shareholders--diluted	0.35	0.24
Net interest margin	4.41%	4.36%
Return on average assets	1.35	1.07
Return on average tangible common equity	17.55	13.93

	Mar 31, 2014	Dec 31, 2013
	(in thousands)
Total assets	$9,746,624	$9,307,342
Loans, net of deferred loan fees and costs	7,108,599	6,801,415
Total deposits	8,148,973	7,838,205
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

	Mar 31, 2014	Dec 31, 2013
	(in thousands)
Non-accrual loans	$70,401	$75,680
Non-performing assets	216,542	233,509
Non-accrual loans to gross loans	0.99%	1.11%
Net (recoveries) charge-offs to average loans - annualized	(0.02)	0.13
Asset and Deposit Growth
The Company’s assets and liabilities are comprised primarily of loans and deposits; therefore, the ability to originate new loans and attract new deposits is fundamental to the Company’s growth. Total assets increased to $9.75 billion at March 31, 2014 from $9.31 billion at December 31, 2013. Total loans, net of deferred fees and costs, increased by $307.2 million, or 4.5%, to $7.11 billion as of March 31, 2014, compared to $6.80 billion as of December 31, 2013. Total deposits increased $310.8 million, or 4.0%, to $8.15 billion as of March 31, 2014 from $7.84 billion as of December 31, 2013.
RESULTS OF OPERATIONS
The following table sets forth a summary financial overview for the comparable years:

	Three Months Ended March 31,		Increase
	2014	2013	(Decrease)
	(in thousands, except per share amounts)
Consolidated Income Statement Data:
Interest income	$98,701	$83,108	$15,593
Interest expense	7,924	6,905	1,019
Net interest income	90,777	76,203	14,574
Provision for credit losses	3,500	5,439	(1,939)
Net interest income after provision for credit losses	87,277	70,764	16,513
Non-interest income	4,835	4,799	36
Non-interest expense	49,749	46,929	2,820
Net income from continuing operations before income taxes	42,363	28,634	13,729
Income tax provision	10,624	7,787	2,837
Income from continuing operations	31,739	20,847	10,892
(Loss) gain from discontinued operations, net of tax benefit	(654)	38	(692)
Net income	$31,085	$20,885	$10,200
Net income available to common stockholders	$30,732	$20,532	$10,200
Earnings per share applicable to common shareholders—basic	$0.35	$0.24	$0.11
Earnings per share applicable to common shareholders—diluted	$0.35	$0.24	$0.11
Non-GAAP Financial Measures
The following discussion and analysis contains financial information determined by methods other than those prescribed by GAAP. The Company's management uses these non-GAAP financial measures in their analysis of the Company's performance. These measurements typically adjust GAAP performance measures to exclude the effects of unrealized gains (losses) on assets/liabilities measured at fair value as well as to adjust income available to common shareholders for certain significant activities or transactions that, in management's opinion, do not reflect recurring period-to-period comparisons of the Company's performance. Since the presentation of these GAAP performance measures and their impact differ between companies, management believes presentation of these non-GAAP financial measures provide useful supplemental information that is essential to a complete understanding of the operating results of the Company's core businesses. These non-GAAP disclosures should not be viewed as a substitute for operating results determined in accordance with GAAP, nor are they necessarily comparable to non-GAAP performance measures that may be presented by other companies.
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
The following table shows the components of pre-tax, pre-provision operating earnings for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31,
	2014	2013
	(in thousands)
Total non-interest income	$4,835	$4,799
Less:
Unrealized losses on assets / liabilities measured at fair value, net	(1,276)	(471)
Legal settlements	—	38
Gains on sales of investment securities, net	366	147
Total operating non-interest income	5,745	5,085
Add: net interest income	90,777	76,203
Net operating revenue	$96,522	$81,288
Total non-interest expense	$49,749	$46,929
Less:
Net (gain) loss on sales and valuations of repossessed and other assets	(2,547)	519
Merger / restructure expense	157	195
Total operating non-interest expense	$52,139	$46,215
Pre-tax, pre-provision operating earnings	$44,383	$35,073

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

	March 31, 2014	December 31, 2013
	(dollars and shares in thousands)
Total stockholders' equity	$894,805	$855,498
Less:
Goodwill and intangible assets	26,777	27,374
Total tangible stockholders' equity	868,028	828,124
Less:
Preferred stock	141,000	141,000
Total tangible common equity	727,028	687,124
Add:
Deferred tax - attributed to intangible assets	1,243	1,452
Total tangible common equity, net of tax	$728,271	$688,576
Total assets	$9,746,624	$9,307,342
Less:
Goodwill and intangible assets	26,777	27,374
Tangible assets	9,719,847	9,279,968
Add:
Deferred tax - attributed to intangible assets	1,243	1,452
Total tangible assets, net of tax	$9,721,090	$9,281,420
Tangible equity ratio	8.9%	8.9%
Tangible common equity ratio	7.5	7.4
Return on tangible common equity	17.3	18.1
Common shares outstanding	87,554	87,186
Tangible book value per share, net of tax	$8.32	$7.90
Efficiency Ratio
The following table shows the components used in the calculation of the efficiency ratio, which management uses as a metric for assessing cost efficiency:

	March 31,
	2014	2013
	(dollars in thousands)
Total operating non-interest expense	$52,139	$46,215
Divided by:
Total net interest income	$90,777	$76,203
Add:
Tax equivalent interest adjustment	5,705	3,382
Operating non-interest income	5,745	5,085
Net operating revenue - tax equivalent basis	$102,227	$84,670
Efficiency ratio - tax equivalent basis	51.0%	54.6%

Tier 1 Common Equity
The following tables present certain financial measures related to Tier 1 common equity, which is a component of Tier 1 risk-based capital. The FRB and other banking regulators have used Tier 1 common equity as a basis for assessing a bank's capital adequacy; therefore, management believes it is useful to assess capital adequacy using this same basis.

	March 31, 2014	December 31, 2013
	(dollars and shares in thousands)
Stockholders' equity	$894,805	$855,498
Less:
Accumulated other comprehensive (loss) income	(11,131)	(21,546)
Non-qualifying goodwill and intangibles	26,008	25,991
Other non-qualifying assets	—	—
Disallowed unrealized losses on equity securities	2,550	8,059
Add:
Qualifying trust preferred securities	49,120	48,485
Tier 1 capital (regulatory)	926,498	891,479
Less:
Qualifying trust preferred securities	49,120	48,485
Preferred stock	141,000	141,000
Tier 1 common equity	$736,378	$701,994
Divided by:
Risk-weighted assets (regulatory)	$8,338,965	$8,016,500
Tier 1 common equity ratio	8.8%	8.8%

	March 31, 2014	December 31, 2013
	(dollars in thousands)
Classified assets	$251,851	$270,375
Divide:
Tier 1 capital (regulatory)	926,498	891,479
Plus: Allowance for credit losses	103,899	100,050
Total Tier 1 capital plus allowance for credit losses	$1,030,397	$991,529
Classified assets to Tier 1 capital plus allowance	24.4%	27.3%

Net Interest Margin
The net interest margin is reported on a TEB. A tax equivalent adjustment is added to reflect interest earned on certain municipal securities and loans that are exempt from Federal income tax. The following tables set forth the average balances and interest income on a fully tax equivalent basis and interest expense for the years indicated:

	Three Months Ended March 31,
	2014			2013
	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost
	(dollars in thousands)
Interest earning assets
Loans (1)	$6,893,248	$86,804	5.27%	$5,610,432	$74,725	5.42%
Securities (1)	1,651,670	11,325	3.15	1,283,378	8,158	3.21
Federal funds sold and other	210,263	572	1.09	404,776	225	0.22
Total interest earning assets	8,755,181	98,701	4.77	7,298,586	83,108	4.74
Non-interest earning assets
Cash and due from banks	137,516			126,429
Allowance for credit losses	(101,154)			(96,859)
Bank owned life insurance	140,895			138,694
Other assets	433,084			421,873
Total assets	$9,365,522			$7,888,723
Interest-bearing liabilities
Interest-bearing deposits:
Interest-bearing transaction accounts	$765,036	$384	0.20%	$608,663	$301	0.20%
Savings and money market	3,452,333	2,562	0.30	2,620,874	1,911	0.29
Time certificates of deposit	1,619,564	1,719	0.42	1,449,535	1,520	0.42
Total interest-bearing deposits	5,836,933	4,665	0.32	4,679,072	3,732	0.32
Short-term borrowings	163,339	130	0.32	176,445	214	0.49
Long-term debt	301,826	2,708	3.59	272,882	2,493	3.65
Junior subordinated debt	41,869	421	4.02	36,224	466	5.15
Total interest-bearing liabilities	6,343,967	7,924	0.50	5,164,623	6,905	0.53
Non-interest-bearing liabilities
Non-interest-bearing demand deposits	2,054,125			1,855,070
Other liabilities	81,134			90,669
Stockholders’ equity	886,296			778,361
Total liabilities and stockholders' equity	$9,365,522			$7,888,723
Net interest income and margin		$90,777	4.41%		$76,203	4.36%
Net interest spread			4.27%			4.21%

(1)
Yields on loans and securities have been adjusted to a tax equivalent basis. The taxable-equivalent adjustment was $5.7 million and $3.4 million for the three months ended March 31, 2014 and 2013, respectively.

(2)	Net loan fees of $0.5 million and $2.6 million are included in the yield computation for the three months ended March 31, 2014 and 2013, respectively.

(3)	Includes nonaccrual loans.

(4)	Net interest margin is computed by dividing net interest income by total average earning assets.

(5)	Net interest spread represents average yield earned on interest-earning assets less the average rate paid on interest bearing liabilities.

	Three Months Ended March 31,
	2014 versus 2013
	Increase (Decrease) Due to Changes in (1)
	Volume	Rate	Total
	(in thousands)
Interest income:
Loans	$16,154	$(4,075)	$12,079
Interest on investment securities	2,525	642	3,167
Federal funds sold and other	(530)	877	347
Total interest income	18,149	(2,556)	15,593

Interest expense:
Interest bearing transaction accounts	79	4	83
Savings and money market	617	34	651
Time deposits	180	19	199
Short-term borrowings	(10)	(74)	(84)
Long-term debt	260	(45)	215
Junior subordinated debt	57	(102)	(45)
Total interest expense	1,183	(164)	1,019

Net increase (decrease)	$16,966	$(2,392)	$14,574

(1)	Changes due to both volume and rate have been allocated to volume changes.
Comparison of interest income, interest expense and net interest margin
The Company’s primary source of revenue is interest income. Interest income for the three months ended March 31, 2014 was $98.7 million, an increase of 18.8%, compared to $83.1 million for the three months ended March 31, 2013. This increase was primarily the result of interest income from loans, which increased by $12.1 million for the three months ended March 31, 2014 compared to the same period in 2013. Interest income on investment securities increased $3.2 million and other interest income increased by $0.3 million for the comparable period. Average yield on interest earning assets increased 3 basis points for three months ended March 31, 2014 compared to the same period in 2013, which was primarily the result of a change in investment mix and was partially offset by a decrease in loan yield due to a decline in payoffs of acquired loans, which resulted in lower accretion for the quarter.
Interest expense for the three months ended March 31, 2014 was $7.9 million, compared to $6.9 million in 2013, an increase of $1.0 million, or 14.8%. This increase was primarily driven by the increase in average interest bearing deposits of $1.16 billion. Despite this increase, the average cost of interest bearing deposits remained flat at 0.32%, compared to the three months ended March 31, 2013. Interest paid on short-term borrowings, long-term debt and junior subordinated debt decreased by 17 and 6 and 113 basis points, respectively, for the three months ended March 31, 2014 compared to the same period in 2013.
Net interest income was $90.8 million for the three months ended March 31, 2014, compared to $76.2 million in the same period in 2013, an increase of $14.6 million, or 19.1%. The increase in net interest income reflects a $1.46 billion increase in average earning assets, offset by a $1.18 billion increase in average interest bearing liabilities. The increase in net interest margin of 5 basis points was mostly due to an increase in our average yield on interest earning assets and a decrease in the average cost of funds related to short-term borrowings, long-term debt and junior subordinated debt.
Provision for Credit Losses
The provision for credit losses in each period is reflected as a charge against earnings in that period. The provision is equal to the amount required to maintain the allowance for credit losses at a level that is adequate to absorb probable credit losses inherent in the loan portfolio. The provision for credit losses decreased by $1.9 million, to $3.5 million for the three months ended March 31, 2014, compared with $5.4 million for the three months ended March 31, 2013. The provision decrease for the three months ended March 31, 2014 compared to the same period in 2013, was primarily due to an improvement in credit quality period over period. The Company may establish an additional allowance for credit losses for the PCI loans through a charge to provision for loan losses when impairment is determined as a result of lower than expected cash flows. As of

March 31, 2014 and December 31, 2013, the allowance for credit losses on PCI loans was $1.4 million and $0.3 million, respectively.
Non-interest Income
The following tables present a summary of non-interest income for the periods presented:

	Three Months Ended March 31,
	2014	2013	Increase (Decrease)
	(in thousands)
Service charges and fees	$2,530	$2,534	$(4)
Income from bank owned life insurance	949	1,036	(87)
Gain on sales of investment securities, net	366	147	219
Unrealized losses on assets / liabilities measured at fair value, net	(1,276)	(471)	(805)
Other fee revenue	1,108	957	151
Other	1,158	596	562
Total non-interest income	$4,835	$4,799	$36
Total non-interest income for the three months ended March 31, 2014, compared to the same period in 2013 increased by 0.8%. The increase relates to the increase in the gain on sale of investment securities of $0.2 million, other fee revenue of $0.2 million, and other non-interest income of $0.6 million. The increase in the gain on sales of investment securities relates to market conditions, the increase in other fee revenue is due to greater miscellaneous fees, and the increase in other revenue is due to enhanced other operating lease income. The increase was offset by the decrease in unrealized losses on assets / liabilities measured at fair value, net of $0.8 million, which primarily relates to the trust preferred securities fair value adjustment loss of $1.0 million as of March 31, 2014, compared to $0.5 million as of March 31, 2013.
Non-interest Expense
The following table presents a summary of non-interest expenses for the periods presented:

	Three Months Ended March 31,
	2014	2013	Increase (Decrease)
	(in thousands)
Salaries and employee benefits	$29,555	$26,574	$2,981
Occupancy	4,682	4,846	(164)
Legal, professional and directors’ fees	3,639	3,023	616
Data processing	2,674	1,865	809
Insurance	2,393	2,370	23
Loan and repossessed asset expenses	1,234	1,596	(362)
Customer service	620	643	(23)
Marketing	559	667	(108)
Net (gain) loss on sales / valuations of repossessed and other assets	(2,547)	519	(3,066)
Intangible amortization	597	597	—
Merger / restructure expenses	157	195	(38)
Other expense	6,186	4,034	2,152
Total non-interest expense	$49,749	$46,929	$2,820
Total non-interest expense for the three months ended March 31, 2014, compared to the same period in 2013 increased $2.8 million, or 6.0%. This increase is primarily caused by increases in salaries and employee benefits of $3.0 million, legal, professional and directors' fees of $0.6 million, data processing of $0.8 million, and other non-interest expenses of $2.2 million. The increase in the salaries and employee benefits is due to employment growth. The legal, professional, directors' fees, and data processing increase relates primarily to information technology initiatives. The increase in other non-interest expense primarily relates to higher operating lease depreciation, office expenses, business development, and off-balance sheet provision for unfunded loans. These increases are offset by the decrease in loan and repossessed asset expenses of $0.4 million and net (gain) loss on sales / valuations of repossessed and other assets, net of $3.1 million, which primarily relates to the sale of two properties during the first quarter of 2014.
Discontinued Operations
The Company has discontinued its affinity credit card business, PartnersFirst, and has presented these activities as discontinued operations. The following table summarizes the operating results of the discontinued operations for the periods indicated:

	Three Months Ended March 31,
	2014	2013
	(in thousands)
Operating revenue	$(144)	$1,139
Non-interest expenses	(858)	(1,074)
(Loss) income before income taxes	(1,002)	65
Income tax (benefit) expense	(348)	27
Net (loss) income	$(654)	$38
Business Segment Results
On December 31, 2013, the Company consolidated its three bank subsidiaries under one charter, Western Alliance Bank. As a result, the Company has redefined its operating segments to reflect the new organizational and internal reporting structure. Prior year segment information has not been recast to conform to the new segmentation methodology due to the impracticability of restating segments because of the change in legal structure at December 31, 2013. The new operating segments are as follows: Arizona, Nevada, California, Specialty Finance and Corporate & Other.
Arizona reported net income of $7.6 million for the three months ended March 31, 2014. During the first quarter of 2014, total loans grew $7.6 million to $2.03 billion at March 31, 2014. In addition, during the same period, total deposits grew by $77.8 million to $2.17 billion at March 31, 2014.
Nevada reported net income of $10.7 million for the three months ended March 31, 2014. During the first quarter of 2014, total loans decreased $30.6 million to $1.72 billion at March 31, 2014. In addition, during the same period, total deposits grew by $127.1 million to $3.02 billion at March 31, 2014.
California reported net income of $6.0 million for the three months ended March 31, 2014. During the first quarter of 2014, total loans increased by $47.9 million to $1.66 billion at March 31, 2014. In addition, in during the same period, total deposits decreased by $30.4 million to $1.87 billion at March 31, 2014.
Specialty Finance reported net income of $3.4 million for the three months ended March 31, 2014. During the first quarter of 2014, total loans increased by $271.2 million to $1.62 billion at March 31, 2014. In addition, in during the same period, total deposits increased by $92.8 million to $845.1 million at March 31, 2014.

BALANCE SHEET ANALYSIS
Total assets increased $439.3 million, or 4.7%, to $9.75 billion at March 31, 2014, compared to $9.31 billion at December 31, 2013. The increase in assets primarily relates to the increase in loans of $307.2 million, or 4.5%, to $7.11 billion and the increase in cash and cash equivalents of $160.4 million, or 52.5%, due to securities purchased under agreement to resell of $111.1 million at March 31, 2014, compared to zero at December 31, 2013.
Total liabilities increased $400.0 million, or 4.7%, to $8.85 billion at March 31, 2014, compared to $8.45 billion at December 31, 2013. The increase in liabilities is due to the increase in total deposits of $310.8 million, or 4.0%, to $8.15 billion and the increase in securities sold short of $109.8 million.
Total stockholders’ equity increased by $39.3 million or 4.6%, to $894.8 million at March 31, 2014, compared to $855.5 million at December 31, 2013. The increase in stockholders' equity is due to a decrease in accumulated deficit of $30.7 million as a result of net income available to common shareholders for the three months ended March 31, 2014, in addition to the decrease in unrealized losses on AFS securities included in AOCI.
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
The following table summarizes the carrying value of the investment securities portfolio at March 31, 2014 and December 31, 2013:

	March 31, 2014	December 31, 2013
	(in thousands)
U.S. government sponsored agency securities	$57,672	$46,975
Municipal obligations	296,790	299,244
Preferred stock	73,947	61,484
Mutual funds	37,243	36,532
Residential MBS issued by GSEs	989,867	1,024,457
Commercial MBS issued by GSEs	2,034	—
Private label residential MBS	36,098	36,099
Private label commercial MBS	5,412	5,433
Trust preferred securities	24,728	23,805
CRA investments	23,497	24,882
Collateralized debt obligations	50	50
Corporate debt securities	97,776	97,777
Total investment securities	$1,645,114	$1,656,738
Gross unrealized losses at March 31, 2014 are primarily caused by interest rate fluctuations, credit spread widening and reduced liquidity in applicable markets. The Company has reviewed securities on which there is an unrealized loss in accordance with its accounting policy for OTTI securities described in "Note 2. Investment Securities" to the Consolidated Financial Statements contained herein. There were no impairment charges recorded during the three months ended March 31, 2014 and 2013.
The Company does not consider any securities to be other-than-temporarily impaired as of March 31, 2014 and December 31, 2013. However, the Company cannot guarantee that additional OTTI will not occur in future periods.

Loans
The table below summarizes the distribution of the Company’s loans at the end of each of the periods indicated:

	March 31, 2014	December 31, 2013
	(in thousands)
Commercial and industrial	$2,501,499	$2,236,740
Commercial real estate - non-owner occupied	1,849,211	1,843,415
Commercial real estate - owner occupied	1,606,243	1,561,862
Construction and land development	553,655	537,231
Residential real estate	344,859	350,312
Commercial leases	221,916	235,968
Consumer	38,330	45,153
Net deferred loan fees	(7,114)	(9,266)
Loans, net of deferred fees and costs	7,108,599	6,801,415
Less: allowance for credit losses	(103,899)	(100,050)
Total loans, net	$7,004,700	$6,701,365
Concentrations of Lending Activities
The Company’s lending activities are driven in large part by the customers served in the market areas where the Company has branch offices in the states of Arizona, Nevada and California. The Company monitors concentrations within five broad categories: geography, industry, product, call report classifications, and collateral. The Company grants commercial, construction, real estate and consumer loans to customers through branch offices located in the Company’s primary markets. The Company’s business is concentrated in these areas and the loan portfolio includes significant credit exposure to the CRE market of these areas. As of March 31, 2014 and December 31, 2013, CRE related loans accounted for approximately 56% and 58% of total loans and approximately 1% and 2%, respectively, of CRE related loans are secured by undeveloped land. Substantially all of these loans are secured by first liens with an initial loan to value ratio of generally not more than 75%. Approximately 47% and 46% of these CRE loans, excluding construction and land loans, were owner occupied at March 31, 2014 and December 31, 2013, respectively. In addition, approximately 3% and 4% of total loans were unsecured as of March 31, 2014 and December 31, 2013, respectively.
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
Total nonaccrual loans and loans past due 90 days or more and still accruing decreased by $6.6 million, or 8.6%, at March 31, 2014 to $70.6 million from $77.2 million at December 31, 2013.

	March 31, 2014	December 31, 2013
	(dollars in thousands)
Total nonaccrual loans	$70,401	$75,680
Loans past due 90 days or more on accrual status	167	1,534
Total nonperforming loans	70,568	77,214
Troubled debt restructured loans	89,524	89,576
Other impaired loans	11,170	11,587
Total impaired loans	$171,262	$178,377
Other assets acquired through foreclosure, net	$56,450	$66,719
Nonaccrual loans to gross loans	0.99%	1.11%
Loans past due 90 days or more on accrual status to total loans	—	0.02
Interest income received on nonaccrual loans	$606	$626
Interest income that would have been recorded under the original terms of nonaccrual loans	1,048	1,626
The composition of nonaccrual loans was as follows as of the dates indicated:

	At March 31, 2014			At December 31, 2013
	Nonaccrual Balance	%	Percent of Total Loans	Nonaccrual Balance	%	Percent of Total Loans
	(dollars in thousands)
Commercial and industrial	$3,070	4.36%	0.04%	$3,753	4.96%	0.06%
Commercial real estate	48,883	69.43	0.69	54,856	72.48	0.80
Construction and land development	3,618	5.14	0.05	4,525	5.98	0.07
Residential real estate	14,802	21.03	0.21	12,480	16.49	0.18
Consumer	28	0.04	—	66	0.09	—
Total nonaccrual loans	$70,401	100.00%	0.99%	$75,680	100.00%	1.11%
As of March 31, 2014 and December 31, 2013, nonaccrual loans totaled $70.4 million and $75.7 million, respectively. Nonaccrual loans by segment at March 31, 2014 were $30.4 million for Arizona, $17.6 million for Nevada, $4.2 million for California and $18.2 million for Corporate & Other. Nonaccrual loans as a percentage of total gross loans were 0.99% and 1.11% at March 31, 2014 and December 31, 2013, respectively. Nonaccrual loans as a percentage of each segment's total gross loans at March 31, 2014 were 1.50% for Arizona, 1.02% for Nevada, 0.25% for California and 26.70% for Corporate & Other.
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
As of March 31, 2014 and December 31, 2013, the aggregate amount of loans classified as impaired was $171.3 million and $178.4 million, respectively, a net decrease of 4.0%. The total specific allowance for loan losses related to these loans was $3.9 million and $5.3 million at March 31, 2014 and December 31, 2013, respectively. As of March 31, 2014 and 2013, the Company had $89.5 million and $89.6 million, respectively, in loans classified as accruing restructured loans. Impaired loans by segment at March 31, 2014 were $49.0 million for Arizona, $61.4 million for Nevada and $13.9 million for California. Additionally, Corporate & Other held $46.9 million impaired loans at March 31, 2014.

The following tables present a breakdown of total impaired loans and the related specific reserves for the periods indicated:

	March 31, 2014
	Impaired Balance	Percent	Percent of Total Loans	Reserve Balance	Percent	Percent of Total Allowance
	(dollars in thousands)
Commercial and industrial	$15,665	9.15%	0.22%	$731	18.62%	0.70%
Commercial real estate	104,085	60.77	1.46	1,253	31.92	1.21
Construction and land development	22,012	12.85	0.31	—	—	—
Residential real estate	29,026	16.95	0.41	1,938	49.38	1.87
Consumer	474	0.28	0.01	3	0.08	—
Total impaired loans	$171,262	100.00%	2.41%	$3,925	100.00%	3.78%

	December 31, 2013
	Impaired Balance	Percent	Percent of Total Loans	Reserve Balance	Percent	Percent of Total Allowance
	(dollars in thousands)
Commercial and industrial	$17,341	9.72%	0.25%	$772	14.62%	0.77%
Commercial real estate	111,054	62.26	1.63	2,523	47.78	2.52
Construction and land development	23,069	12.93	0.34	85	1.61	0.08
Residential real estate	26,376	14.79	0.39	1,896	35.91	1.90
Consumer	537	0.30	0.01	4.00	0.08	—
Total impaired loans	$178,377	100.00%	2.62%	$5,280	100.00%	5.27%

Allowance for Credit Losses
The following table summarizes the activity in our allowance for credit losses for the period indicated:

	Three Months Ended March 31,
	2014	2013
	(dollars in thousands)
Allowance for credit losses:
Balance at beginning of period	$100,050	$95,427
Provisions charged to operating expenses:
Commercial and industrial	392	2,654
Commercial real estate	2,400	1,864
Construction and land development	1,970	398
Residential real estate	(490)	1,282
Consumer	(772)	(759)
Total Provision	3,500	5,439
Recoveries of loans previously charged-off:
Commercial and industrial	922	441
Commercial real estate	560	942
Construction and land development	211	701
Residential real estate	553	569
Consumer	170	14
Total recoveries	2,416	2,667
Loans charged-off:
Commercial and industrial	(1,478)	(1,770)
Commercial real estate	(171)	(2,887)
Construction and land development	—	(614)
Residential real estate	(406)	(2,493)
Consumer	(12)	(275)
Total charged-off	(2,067)	(8,039)
Net recoveries (charge-offs)	349	(5,372)
Balance at end of period	$103,899	$95,494
Net recoveries (charge-offs) to average loans outstanding-annualized	0.02%	(0.38)%
Allowance for credit losses to gross loans	1.46	1.63
The following table summarizes the allocation of the allowance for credit losses by loan type. However, allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

	March 31, 2014			December 31, 2013
	Amount	% of Total Allowance for Credit Losses	% of Loans to Gross Loans	Amount	% of Total Allowance for Credit Losses	% of Loans to Gross Loans
	(dollars in thousands)
Commercial and industrial	$39,493	38.0%	38.3%	$39,657	39.7%	36.3%
Commercial real estate	34,853	33.5	48.6%	32,064	32.0	50.0
Construction and land development	16,700	16.1	7.8%	14,519	14.5	7.9
Residential real estate	11,297	10.9	4.8%	11,640	11.6	5.1
Consumer	1,556	1.5	0.5%	2,170	2.2	0.7
Total	$103,899	100.0%	100.0%	$100,050	100.0%	100.0%
The allowance for credit losses as a percentage of total loans decreased to 1.46% at March 31, 2014 from 1.47% at December 31, 2013. The total balance of the allowance for credit losses has increased due to the increase in the size of its loan portfolio; however, the increase in the allowance is not proportional to the increase in the portfolio as the Company has experienced improved credit quality in its portfolio as well as a change in portfolio mix toward higher rated credits.

Potential Problem Loans
The Company classifies loans consistent with federal banking regulations using a nine category grading system. These loan grades are described in further detail in "Item 1. Business” of the Company's Annual Report Form 10-K for the year ended December 31, 2013. The following table presents information regarding potential problem loans, consisting of loans graded special mention, substandard, doubtful, and loss, but still performing, and excluding acquired loans:

	March 31, 2014
	Number of Loans	Loan Balance	Percent	Percent of Total Loans
	(dollars in thousands)
Commercial and industrial	66	$16,912	14.30%	0.24%
Commercial real estate	67	79,160	66.95	1.11
Construction and land development	6	13,666	11.56	0.19
Residential real estate	19	7,919	6.70	0.11
Consumer	11	584	0.49	0.01
Total	169	$118,241	100.00%	1.66%

	At December 31, 2013
	Number of Loans	Loan Balance	Percent	Percent of Total Loans
	(dollars in thousands)
Commercial and industrial	68	$15,532	14.05%	0.23%
Commercial real estate	63	71,390	64.55	1.05
Construction and land development	7	13,357	12.08	0.20
Residential real estate	20	8,988	8.13	0.13
Consumer	17	1,317	1.19	0.02
Total	175	$110,584	100.00%	1.63%
Total potential problem loans are primarily secured by real estate.

Other Assets Acquired Through Foreclosure
The following table represents the changes in other assets acquired through foreclosure:

	Three Months Ended March 31,
	2014
	Gross Balance	Valuation Allowance	Net Balance
	(in thousands)
Balance, beginning of the period	$88,421	$(21,702)	$66,719
Transfers to other assets acquired through foreclosure, net	2,110	—	2,110
Proceeds from sale of other real estate owned and repossessed assets, net	(19,473)	5,961	(13,512)
Valuation adjustments, net	—	(35)	(35)
Gains, net (1)	1,168	—	1,168
Balance, end of period	$72,226	$(15,776)	$56,450

	2013
Balance, beginning of the period	$113,474	$(36,227)	$77,247
Transfers to other assets acquired through foreclosure, net	6,609	—	6,609
Proceeds from sale of other real estate owned and repossessed assets, net	(12,120)	6,747	(5,373)
Valuation adjustments, net	—	(1,017)	(1,017)
Gains, net (1)	455	—	455
Balance, end of period	$108,418	$(30,497)	$77,921

(1)	Includes gains related to initial transfers to other assets of zero and $0.3 million during the three months ended March 31, 2014 and 2013, respectively, pursuant to accounting guidance.
Other assets acquired through foreclosure consist primarily of properties acquired as a result of, or in-lieu-of, foreclosure. Properties or other assets (primarily repossessed assets formerly leased) are classified as OREO and other repossessed property and are reported at the lower of carrying value or fair value, less estimated costs to sell the property. Costs relating to the development or improvement of the assets are capitalized and costs relating to holding the assets are charged to expense. The Company had $56.5 million and $66.7 million of such assets at March 31, 2014 and December 31, 2013, respectively. At March 31, 2014, the Company held approximately 63 OREO properties, compared to 70 at December 31, 2013. When significant adjustments were based on unobservable inputs, such as when a current appraised value is not available or management determines the fair value of the collateral is further impaired below appraised value and there is no observable market price, the resulting fair value measurement has been categorized as a Level 3 measurement.
Goodwill and Other Intangible Assets
Goodwill represents the excess consideration paid for net assets acquired in a business combination over their fair value and is subsequently evaluated for impairment at least annually. The Company has goodwill of $23.2 million and other intangibles, which consist primarily of core deposit intangibles, of $3.6 million as of March 31, 2014. The Company performs its annual goodwill and intangibles impairment test as of October 1 each year, or more often if events or circumstances indicate that the carrying value may not be recoverable. During the three months ended March 31, 2014, there were no events or circumstances that indicated an interim impairment test of goodwill or other intangible assets was necessary.
Deferred Tax Asset
Western Alliance Bancorporation and its subsidiaries, other than BW Real Estate, Inc., file a consolidated federal tax return. Due to tax regulations, several items of income and expense are recognized in different periods for tax return purposes than for financial reporting purposes. These items represent temporary differences. Deferred taxes are provided on an asset and liability method whereby deferred tax assets are recognized for deductible temporary differences and tax credit carryovers and deferred tax liabilities are recognized for taxable temporary differences. A temporary difference is the difference between the reported amounts of an asset or liability and its tax basis. A deferred tax asset is reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax asset will not be realized. Deferred tax assets and liabilities are adjusted for the effect of changes in tax laws and rates on the date of enactment.

Although realization is not assured, the Company believes that the realization of the net deferred tax asset is more likely than not based on expectations as to future taxable income and based on available tax planning strategies within the meaning of FASB ASC 740 that could be implemented if necessary to prevent a carryover from expiring.
See "Note 10. Income Taxes" to the Consolidated Financial Statements for further discussion on income taxes.
Deposits
Deposits are the primary source for funding the Company's asset growth. At March 31, 2014, total deposits were $8.15 billion, compared to $7.84 billion at December 31, 2013. Total deposit growth of $310.8 million, or 4.0%, was primarily driven by an increase in savings and money market deposits of $362.0 million. WAB is a member of CDARS and ISC, which provide mechanisms for obtaining FDIC insurance on large deposits. At March 31, 2014, the Company had $538.2 million of CDARS deposits and $371.1 million of ICS deposits. At December 31, 2013, the Company had $518.0 million of CDARS deposits and $355.3 million of ICS deposits. At March 31, 2014 and December 31, 2013, the Company had $258.4 million and $174.2 million of wholesale brokered deposits, respectively.
The average balances and weighted average rates paid on deposits are presented below:

	Three Months Ended March 31,
	2014		2013
	Average Balance	Rate	Average Balance	Rate
	(dollars in thousands)
Interest checking (NOW)	$765,036	0.20%	$608,663	0.20%
Savings and money market	3,452,333	0.30	2,620,874	0.29
Time	1,619,564	0.42	1,449,535	0.42
Total interest-bearing deposits	5,836,933	0.32	4,679,072	0.32
Noninterest bearing demand deposits	2,054,125	—	1,855,070	—
Total deposits	$7,891,058	0.24%	$6,534,142	0.23%
Securities Sold Short
During the first quarter of 2014, the Company entered into a Treasury short transaction to mitigate the interest rate risk profile of floating-rate loans that are currently priced at their floor rate. The Company sold short fixed-rate Treasury securities and invested the proceeds in a short-term repurchase agreement. The balance was $109.8 million at March 31, 2014.
Short-Term Borrowed Funds
The Company from time to time utilizes short-term borrowed funds to support short-term liquidity needs generally created by increased loan demand. The majority of these short-term borrowed funds consist of advances from the FHLB and/or FRB, federal funds purchased and customer repurchase agreements. The Company's borrowing capacity with the FHLB and FRB is determined based on collateral pledged, generally consisting of securities and loans. In addition, the Company has borrowing capacity from other sources pledged by securities, including securities sold under agreements to repurchase, which are reflected at the amount of cash received in connection with the transaction, and may require additional collateral based on the fair value of the underlying securities. At March 31, 2014, total short-term borrowed funds consisted of $57.4 million of customer repurchases, a revolving line of credit of $5.0 million and FHLB advances of $56.3 million. At December 31, 2013, total short-term borrowed funds consisted of $71.2 million of customer repurchases, a revolving line of credit of $3.0 million and FHLB advances of $25.9 million.
Long-Term Debt
At March 31, 2014, there was $217.2 million of FHLB advances classified as long-term and $64.9 million of outstanding Senior Note principal, whose carrying value of $64.3 million reflects a discount of $0.6 million.
Junior Subordinated Debt
The Company measures the balance of junior subordinated debt at fair value, which was $42.8 million at March 31, 2014 and $41.9 million at December 31, 2013.

Critical Accounting Policies
Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties and could potentially result in materially different results under different assumptions and conditions. The critical accounting policies upon which the Company's financial condition and results of operations depend, and which involve the most complex subjective decisions or assessments, are included in the discussion entitled "Critical Accounting Policies" in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations," in the Company's Annual Report on From 10-K for the fiscal year ended December 31, 2013, and all amendments thereto, as filed with the Securities and Exchange Commission. There were no material changes to the critical accounting policies disclosed in the Annual Report on Form 10-K.
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
The ability to have readily available funds sufficient to repay fully maturing liabilities is of primary importance to depositors, creditors and regulators. Our liquidity, represented by cash and amounts due from banks, federal funds sold and non-pledged marketable securities, is a result of our operating, investing and financing activities and related cash flows. In order to ensure funds are available when necessary, on at least a quarterly basis, we project the amount of funds that will be required, and we strive to maintain relationships with a diversified customer base. Liquidity requirements can also be met through short-term borrowings or the disposition of short-term assets. The Company has unsecured Fed Funds lines of credits with correspondent banks totaling $120.0 million and other lines of credit with correspondent banks totaling $70.0 million, of which $25.0 million is secured and $45.0 million is unsecured. As of March 31, 2014, there was $5.0 million drawn on the secured line of credit and no amounts drawn on the Fed Funds line of credit. In addition, loans and securities are pledged to the FHLB, providing $1.50 billion in borrowing capacity, with outstanding borrowings and letters of credit of $272.2 million and $199.1 million, respectively, leaving $1.03 billion in available credit as of March 31, 2014. Loans and securities pledged to the FRB discount window provided $1.00 billion in borrowing capacity. As of March 31, 2014, there were no outstanding borrowings from the FRB, thus our available credit totaled $1.00 billion.
The Company has a formal liquidity policy and, in the opinion of management, our liquid assets are considered adequate to meet cash flow needs for loan funding and deposit cash withdrawals for the next 90-120 days. At March 31, 2014, there was $1.20 billion in liquid assets, comprised of $355.7 million in cash and cash equivalents and $846.8 million in unpledged marketable securities. At December 31, 2013, the Company maintained $1.25 billion in liquid assets, comprised of $309.7 million of cash and cash equivalents and $938.0 million of unpledged marketable securities.
The holding company maintains additional liquidity that would be sufficient to fund its operations and certain non-bank affiliate operations for an extended period should funding from normal sources be disrupted. Since deposits are taken by the bank operating subsidiary and not by the parent company, parent company liquidity is not dependent on the bank operating subsidiary's deposit balances. In our analysis of parent company liquidity, we assume that the parent company is unable to generate funds from additional debt or equity issuance, receives no dividend income from subsidiaries and does not pay dividends to shareholders, while continuing to make nondiscretionary payments needed to maintain operations and repayment of contractual principal and interest payments owed by the parent company and affiliated companies. Under this scenario, the amount of time the parent company and its non-bank subsidiaries can operate and meet all obligations before the current liquid assets are exhausted is considered as part of the parent company liquidity analysis. Management believes the parent company maintains adequate liquidity capacity to operate without additional funding from new sources for over 12 months. WAB maintains sufficient funding capacity to address large increases in funding requirements, such as deposit outflows. This capacity is comprised of liquidity derived from a reduction in asset levels and various secured funding sources.
On a long-term basis, the Company’s liquidity will be met by changing the relative distribution of our asset portfolios (for example, by reducing investment or loan volumes, or selling or encumbering assets). Further, the Company can increase liquidity by soliciting higher levels of deposit accounts through promotional activities and/or borrowing from correspondent banks, the FHLB of San Francisco and the FRB. At March 31, 2014, our long-term liquidity needs primarily relate to funds required to support loan originations and commitments and deposit withdrawals, which can be met by cash flows from investment payments and maturities, and investment sales, if necessary.
The Company’s liquidity is comprised of three primary classifications: 1) cash flows provided by operating activities; 2) cash flows used in investing activities; and 3) cash flows provided by financing activities. Net cash provided by or used in operating activities consists primarily of net income, adjusted for changes in certain other asset and liability accounts and certain non-cash income and expense items, such as the provision for credit losses, investment and other amortization and depreciation. For the three months ended March 31, 2014 and 2013, net cash provided by operating activities was $40.0 million and $46.1 million, respectively.
Our primary investing activities are the origination of real estate and commercial loans and purchase and sale of securities. Our net cash provided by and used in investing activities has been primarily influenced by our loan and securities activities. The net increase in loans for the three months ended March 31, 2014 and 2013, was $322.6 million and $124.4 million, respectively. The increase from purchases or pay downs of securities, net for the three months ended March 31, 2014 and 2013 was $25.2 million and $69.4 million, respectively.
Net cash provided by financing activities has been impacted significantly by increased deposit levels. During the three months ended March 31, 2014 and 2013, deposits increased $310.9 million and $279.7 million, respectively.
Fluctuations in core deposit levels may increase our need for liquidity as certificates of deposit mature or are withdrawn before maturity, and as non-maturity deposits, such as checking and savings account balances, are withdrawn. Additionally, we are exposed to the risk that customers with large deposit balances will withdraw all or a portion of such deposits, due in part to the FDIC limitations on the amount of insurance coverage provided to depositors. To mitigate the uninsured deposit risk, we have joined the CDARS and ICS, a program that allows customers to invest up to $50.0 million in certificates of deposit or money market accounts through one participating financial institution, with the entire amount being covered by FDIC insurance. As of March 31, 2014, we had $538.2 million of CDARS and $371.1 million of ICS deposits.
As of March 31, 2014, we had $258.4 million of wholesale brokered deposits outstanding. Brokered deposits are generally considered to be deposits that have been received from a third party that is acting on behalf of that party’s customer. Often, a broker will direct a customer’s deposits to the banking institution offering the highest interest rate available. Federal banking laws and regulations place restrictions on depository institutions regarding brokered deposits because of the general concern that these deposits are at a greater risk of being withdrawn and placed on deposit at another institution offering a higher interest rate, thus posing liquidity risk for institutions that gather brokered deposits in significant amounts. The Company does not anticipate using brokered deposits as a significant liquidity source in the near future.
Federal and state banking regulations place certain restrictions on dividends paid. The total amount of dividends which may be paid at any date is generally limited to the retained earnings of the bank. Dividends paid by WAB to the Company would be prohibited if the effect thereof would cause the bank’s capital to be reduced below applicable minimum capital requirements. WAB, LVSP and WAEF paid dividends to the Company in the amount of $16.0 million, $2.0 million and $1.5 million during the three months ended March 31, 2014, respectively.
Capital Resources
The Company and the bank are subject to various regulatory capital requirements administered by the Federal banking agencies. Failure to meet minimum capital requirements could trigger certain mandatory or discretionary actions that, if undertaken, could have a direct material effect on the Company’s business and financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and WAB must meet specific capital guidelines that involve qualitative measures of their assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.
Quantitative measures established by regulation to ensure capital adequacy require the Company and WAB to maintain minimum amounts and ratios of total and Tier I capital to risk-weighted assets, and of Tier I leverage to average assets. As of March 31, 2014 and December 31, 2013, the Company and WAB met all capital adequacy requirements to which they are subject.
As of March 31, 2014 and December 31, 2013, the Company and its bank met the minimum capital ratio requirements necessary to be classified as well-capitalized, as defined by the banking agencies. To be categorized as well-capitalized, the WAB must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the table below.
Federal banking regulators have proposed revisions to the bank capital requirement standards known as Basel III. Basel III strengthens bank capital requirements and introduces new regulatory requirements on bank liquidity and bank leverage. Based on the Company’s assessment of these proposed regulations, as of March 31, 2014, the Company and WAB met the requirements necessary to be classified as well-capitalized under the proposed regulation.

The actual capital amounts and ratios for the Company are presented in the following tables as of the periods indicated:

	Actual		Adequately-Capitalized Requirements		Minimum For Well-Capitalized Requirements
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
March 31, 2014
Total Capital (to Risk Weighted Assets)	$1,031,371	12.4%	$665,401	8.0%	$831,751	10.0%
Tier 1 Capital (to Risk Weighted Assets)	926,498	11.1	333,873	4.0	500,810	6.0
Leverage Ratio (to Average Assets)	926,498	9.9	374,343	4.0	467,928	5.0
December 31, 2013
Total Capital (to Risk Weighted Assets)	$991,461	12.4%	$639,652	8.0%	$799,565	10.0%
Tier 1 Capital (to Risk Weighted Assets)	891,232	11.1	321,165	4.0	481,747	6.0
Leverage Ratio (to Average Assets)	891,232	9.8	363,768	4.0	454,710	5.0

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.
Market risk is the risk of loss in a financial instrument arising from adverse changes in market prices and rates, foreign currency exchange rates, commodity prices and equity prices. Our market risk arises primarily from interest rate risk inherent in our lending, investing and deposit taking activities. To that end, management actively monitors and manages our interest rate risk exposure. We generally manage our interest rate sensitivity by evaluating re-pricing opportunities on our earning assets to match those on our funding liabilities.
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
Net Interest Income Simulation. In order to measure interest rate risk at March 31, 2014, we used a simulation model to project changes in net interest income that result from forecasted changes in interest rates. This analysis calculates the difference between net interest income forecasted using an immediate increase and decrease in interest rates and a net interest income forecast using a flat market interest rate environment derived from spot yield curves typically used to price our assets and liabilities. The income simulation model includes various assumptions regarding the re-pricing relationships for each of our products. Many of our assets are floating rate loans, which are assumed to re-price immediately and, proportional to the change in market rates, depending on their contracted index. Some loans and investments include the opportunity of prepayment (embedded options) and, accordingly, the simulation model uses estimated market speeds to derive prepayments and reinvests proceeds at modeled yields. Our non-term deposit products re-price more slowly, usually changing less than the change in market rates and at our discretion.
This analysis indicates the impact of changes in net interest income for the given set of rate changes and assumptions. It assumes the balance sheet remains static and that its structure does not change over the course of the year. It does not account for all factors that could impact our results, including actions taken by management to mitigate interest rate changes or secondary factors such as changes to our credit risk profile as interest rates change.

Furthermore, loan prepayment rate estimates and spread relationships change regularly. Interest rate changes create changes in actual loan prepayment speeds that will differ from the market estimates incorporated in this analysis. Changes that vary significantly from the modeled assumptions may have significant effects on our actual net interest income.
This simulation model assesses the changes in net interest income that would occur in response to an instantaneous and sustained increase or decrease (shock) in market interest rates. At March 31, 2014, our net interest income exposure for the next twelve months related to these hypothetical changes in market interest rates was within our current guidelines.
Sensitivity of Net Interest Income

	Interest Rate Scenario (change in basis points from Base)
(in 000’s)	Down 100	Base	Up 100	Up 200	Up 300	Up 400
Interest Income	$382,888	$389,645	$419,660	$456,597	$496,029	$536,066
Interest Expense	38,726	38,882	67,088	95,385	123,669	151,922
Net Interest Income	344,162	350,763	352,572	361,212	372,360	384,144
% Change	(1.9)%		0.5%	3.0%	6.2%	9.5%
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
At March 31, 2014, our economic value of equity exposure related to these hypothetical changes in market interest rates was within the current guidelines established by us. The following table shows our projected change in economic value of equity for this set of rate shocks at March 31, 2014:
Economic Value of Equity

	Interest Rate Scenario (change in basis points from Base)
	Down 100	Base	Up 100	Up 200	Up 300	Up 400
Present Value (000’s)
Assets	$9,960,462	$9,854,087	$9,654,380	$9,467,117	$9,291,542	$9,127,199
Liabilities	8,616,470	8,465,725	8,244,799	8,067,695	7,893,008	7,718,861
Net Present Value	1,343,992	1,388,362	1,409,581	1,399,422	1,398,534	1,408,338
% Change	(3.2)%		1.5%	0.8%	0.7%	1.4%
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
Derivative Contracts. In the normal course of business, the Company uses derivative instruments to meet the needs of its customers and manage exposure to fluctuations in interest rates. The following table summarizes the aggregate notional amounts, market values and terms of the Company’s derivative positions with derivative market makers as of March 31, 2014 and December 31, 2013:
Outstanding Derivatives Positions

March 31, 2014			December 31, 2013
Notional	Net Value	Weighted Average Term (Yrs)	Notional	Net Value	Weighted Average Term (Yrs)
(dollars in thousands)
$516,672	$10,013	18.3	$287,947	$1,709	17.2

Item 4.	Controls and Procedures.
Evaluation of Disclosure Controls
Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, the Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) are effective to ensure that information required to be disclosed by the Company in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Additionally, our disclosure controls and procedures were also effective in ensuring that information required to be disclosed by the Company in the reports we file or subject under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.
Changes in Internal Control over Financial Reporting
There have not been any changes in the Company's internal control over financial reporting during the quarter ended March 31, 2014, which have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.
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

Item 1A.	Risk Factors.
There have not been any material changes to the risk factors previously disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2013.

Item 6.	Exhibits.
EXHIBITS

31.1*	CEO Certification Pursuant Rule 13a-14(a)/15d-14(a).

31.2*	CFO Certification Pursuant Rule 13a-14(a)/15d-14(a).

32**	CEO and CFO Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

* Filed herewith.
**Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WESTERN ALLIANCE BANCORPORATION

April 30, 2014	By:	/s/ Robert Sarver
Robert Sarver
Chairman of the Board and
Chief Executive Officer

April 30, 2014	By:	/s/ Dale Gibbons
Dale Gibbons
Executive Vice President and
Chief Financial Officer

April 30, 2014	By:	/s/ J. Kelly Ardrey Jr.
J. Kelly Ardrey Jr.
Senior Vice President and
Chief Accounting Officer