Form 10-Q
period 2014-06-30
WESTERN ALLIANCE BANCORPORATION
filed 2014-07-30
CIK 1212545

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2014 or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from__________ to __________
Commission file number: 001-32550

WESTERN ALLIANCE BANCORPORATION
(Exact name of registrant as specified in its charter)

Delaware	88-0365922
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One E. Washington Street Suite 1400, Phoenix, AZ	85004
(Address of principal executive offices)	(Zip Code)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Common stock issued and outstanding: 87,771,721 shares as of July 25, 2014.

PART I. FINANCIAL INFORMATION
GLOSSARY OF ENTITIES AND TERMS
The acronyms and abbreviations identified below are used in various sections of this Form 10-Q, including the unaudited Consolidated Financial Statements and the Notes to Unaudited Consolidated Financial Statements in Item 1 and "Management's Discussion and Analysis of Financial Condition and Results of Operations," in Item 2 of this Form 10-Q.

ENTITIES:
AAB	Alliance Association Bank	LVSP	Las Vegas Sunset Properties
ABA	Alliance Bank of Arizona	TPB	Torrey Pines Bank
Company	Western Alliance Bancorporation and Subsidiaries	WAB or Bank	Western Alliance Bank
BON	Bank of Nevada	WAEF	Western Alliance Equipment Finance
FIB	First Independent Bank	WAL or Parent	Western Alliance Bancorporation
TERMS:
AFS	Available-for-Sale	GAAP	U.S. Generally Accepted Accounting Principles
AMT	Alternative Minimum Tax	GSE	Government-Sponsored Enterprise
ALCO	Asset and Liability Management Committee	HTM	Held-to-Maturity
AOCI	Accumulated Other Comprehensive Income	ICS	Insured Cash Sweep Service
ARPS	Adjustable-Rate Preferred Stock	IRC	Internal Revenue Code
ASC	FASB Accounting Standards Codification	ISDA	International Swaps and Derivatives Association
ASU	Accounting Standards Update	LIBOR	London Interbank Offered Rate
ATM	At-the-Market	LIHTC	Low-Income Housing Tax Credit
BOLI	Bank Owned Life Insurance	MBS	Mortgage-Backed Securities
CDARS	Certificate Deposit Account Registry Service	NOL	Net Operating Loss
CDO	Collateralized Debt Obligation	NPV	Net Present Value
CEO	Chief Executive Officer	NUBILs	Net Unrealized Built In Losses
CFO	Chief Financial Officer	OCI	Other Comprehensive Income
CRA	Community Reinvestment Act	OREO	Other Real Estate Owned
CRE	Commercial Real Estate	OTTI	Other-than-Temporary Impairment
FASB	Financial Accounting Standards Board	PCI	Purchased Credit Impaired
FDIC	Federal Deposit Insurance Corporation	SEC	Securities and Exchange Commission
FHLB	Federal Home Loan Bank	TDR	Troubled Debt Restructuring
Form 10-Q	Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2014	TEB	Tax Equivalent Basis
FRB	Federal Reserve Bank	XBRL	eXtensible Business Reporting Language
FVO	Fair Value Option

Item 1.	Financial Statements.
WESTERN ALLIANCE BANCORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30, 2014	December 31, 2013
	(Unaudited)
	(in thousands, except per share amounts)
Assets:
Cash and due from banks	$179,930	$134,906
Interest-bearing deposits in other financial institutions	199,352	170,608
Cash and cash equivalents	379,282	305,514
Money market investments	1,407	2,632
Investment securities—measured at fair value	2,793	3,036
Investment securities—AFS, at fair value; amortized cost of $1,563,735 at June 30, 2014 and $1,404,048 at December 31, 2013	1,577,272	1,370,696
Investment securities—HTM, at amortized cost; fair value of $0 at June 30, 2014 and $281,704 at December 31, 2013	—	283,006
Investments in restricted stock, at cost	25,275	30,186
Loans, net of deferred loan fees and costs	7,544,567	6,801,415
Less: allowance for credit losses	(105,937)	(100,050)
Total loans	7,438,630	6,701,365
Premises and equipment, net	109,603	105,565
Other assets acquired through foreclosure, net	59,292	66,719
Bank owned life insurance	142,470	140,562
Goodwill	23,224	23,224
Other intangible assets, net	3,251	4,150
Deferred tax assets, net	68,287	80,688
Prepaid expenses	4,060	4,778
Other assets	188,741	185,221
Total assets	$10,023,587	$9,307,342
Liabilities:
Deposits:
Non-interest-bearing demand	$2,278,843	$2,199,983
Interest-bearing	6,190,662	5,638,222
Total deposits	8,469,505	7,838,205
Customer repurchase agreements	53,688	71,192
Other borrowings	337,532	341,096
Junior subordinated debt, at fair value	42,711	41,858
Other liabilities	162,487	159,493
Total liabilities	9,065,923	8,451,844
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock - par value $0.0001 and liquidation value per share of $1,000; 20,000,000 authorized; 141,000 shares issued and outstanding at June 30, 2014 and December 31, 2013	141,000	141,000
Common stock - par value $0.0001; 200,000,000 authorized; 87,774,166 shares issued and outstanding at June 30, 2014 and 87,186,403 at December 31, 2013	9	9
Additional paid in capital	803,376	797,146
Retained earnings (accumulated deficit)	4,807	(61,111)
Accumulated other comprehensive income (loss)	8,472	(21,546)
Total stockholders’ equity	957,664	855,498
Total liabilities and stockholders’ equity	$10,023,587	$9,307,342
See accompanying Notes to Unaudited Consolidated Financial Statements.

WESTERN ALLIANCE BANCORPORATION AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENTS (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(in thousands, except per share amounts)
Interest income:
Loans, including fees	$90,583	$81,093	$177,387	$155,818
Investment securities	9,926	6,843	20,153	13,804
Dividends	968	979	2,066	2,176
Other	496	370	1,068	595
Total interest income	101,973	89,285	200,674	172,393
Interest expense:
Deposits	4,930	3,929	9,595	7,661
Other borrowings	2,686	2,727	5,505	5,399
Junior subordinated debt	443	455	864	921
Customer repurchase agreements	16	22	35	57
Total interest expense	8,075	7,133	15,999	14,038
Net interest income	93,898	82,152	184,675	158,355
Provision for credit losses	507	3,481	4,007	8,920
Net interest income after provision for credit losses	93,391	78,671	180,668	149,435
Non-interest income:
Service charges and fees	2,737	2,449	5,267	4,983
Income from bank owned life insurance	959	1,036	1,908	2,072
(Loss) gain on sales of investment securities, net	(163)	(5)	203	143
Unrealized gains (losses) on assets / liabilities measured at fair value, net	235	(3,290)	(1,041)	(3,761)
Bargain purchase gain from acquisition	—	10,044	—	10,044
Other fee revenue	860	943	1,968	1,900
Other income	1,145	585	2,303	1,180
Total non-interest income	5,773	11,762	10,608	16,561
Non-interest expense:
Salaries and employee benefits	31,751	28,100	61,306	54,675
Occupancy	4,328	4,753	9,010	9,599
Legal, professional and directors’ fees	4,192	2,550	7,831	5,572
Data processing	2,401	2,175	5,075	4,040
Insurance	2,087	2,096	4,480	4,466
Loan and repossessed asset expenses	927	721	2,161	2,317
Customer service	708	717	1,328	1,360
Marketing	506	710	1,065	1,378
Net loss (gain) on sales / valuations of repossessed and other assets	184	(1,124)	(2,363)	(605)
Intangible amortization	302	597	899	1,194
Merger / restructure expenses	26	2,620	183	2,815
Other expense	5,004	4,616	11,190	8,649
Total non-interest expense	52,416	48,531	102,165	95,460
Income from continuing operations before provision for income taxes	46,748	41,902	89,111	70,536
Income tax expense	10,706	7,661	21,330	15,448
Income from continuing operations	36,042	34,241	67,781	55,088
Loss from discontinued operations, net of tax	(504)	(169)	(1,158)	(131)
Net income	35,538	34,072	66,623	54,957
Dividends on preferred stock	352	353	705	705
Net income available to common stockholders	$35,186	$33,719	$65,918	$54,252

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(in thousands, except per share amounts)
Earnings per share from continuing operations:
Basic	$0.41	$0.40	$0.78	$0.64
Diluted	0.41	0.39	0.77	0.63
Loss per share from discontinued operations:
Basic	—	(0.01)	(0.02)	(0.01)
Diluted	(0.01)	—	(0.01)	—
Earnings per share applicable to common stockholders:
Basic	0.41	0.39	0.76	0.63
Diluted	0.40	0.39	0.76	0.63
Weighted average number of common shares outstanding:
Basic	86,501	85,659	86,379	85,493
Diluted	87,333	86,524	87,229	86,254
Dividends declared per common share	$—	$—	$—	$—
See accompanying Notes to Unaudited Consolidated Financial Statements.

WESTERN ALLIANCE BANCORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(in thousands)
Net income	$35,538	$34,072	$66,623	$54,957
Other comprehensive income (loss), net:
Unrealized gain on transfer of HTM securities to AFS, net of tax effect of $(5,367), $0, $(5,367), $0 for each respective period presented	8,976	—	8,976	—
Unrealized gain (loss) on AFS securities, net of tax effect of $(6,294), $10,898, $(12,658) and $11,439 for each respective period presented	10,525	(18,005)	21,169	(18,900)
Unrealized loss on cash flow hedge, net of tax effect of $0, $(28), $0 and $(8) for each respective period presented	—	47	—	13
Realized loss (gain) on sale of AFS securities included in income, net of tax effect of $(61), $(2), $76 and $54 for each respective period presented	102	3	(127)	(89)
Net other comprehensive income (loss)	19,603	(17,955)	30,018	(18,976)
Comprehensive income	$55,141	$16,117	$96,641	$35,981
See accompanying Notes to Unaudited Consolidated Financial Statements.

WESTERN ALLIANCE BANCORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)

	Preferred Stock		Common Stock		Additional Paid in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity

	Shares	Amount	Shares	Amount
	(in thousands)
December 31, 2012 (1)	141	$141,000	86,465	$9	$784,852	$8,226	$(174,666)	$759,421
Net income	—	—	—	—	—	—	54,957	54,957
Exercise of stock options	—	—	231	—	1,819	—	—	1,819
Stock-based compensation	—	—	93	—	1,289	—	—	1,289
Restricted stock grants, net	—	—	208	—	1,502	—	—	1,502
Dividends on preferred stock	—	—	—	—	—	—	(705)	(705)
Other comprehensive loss, net	—	—	—	—	—	(18,976)	—	(18,976)
Balance, June 30, 2013	141	$141,000	86,997	$9	$789,462	$(10,750)	$(120,414)	$799,307

December 31, 2013	141	$141,000	87,186	$9	$797,146	$(21,546)	$(61,111)	$855,498
Net income	—	—	—	—	—	—	66,623	66,623
Exercise of stock options	—	—	169	—	1,996	—	—	1,996
Stock-based compensation	—	—	58	—	309	—	—	309
Restricted stock grants, net	—	—	245	—	1,314	—	—	1,314
Issuance of common stock under ATM offering, net of offering costs of $220	—	—	116	—	2,611	—	—	2,611
Dividends on preferred stock	—	—	—	—	—	—	(705)	(705)
Other comprehensive income, net	—	—	—	—	—	30,018	—	30,018
Balance, June 30, 2014	141	$141,000	87,774	$9	$803,376	$8,472	$4,807	$957,664

(1)	As adjusted, see "Note 10. Income Taxes" to the Unaudited Consolidated Financial Statements.
See accompanying Notes to Unaudited Consolidated Financial Statements.

WESTERN ALLIANCE BANCORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended June 30,
	2014	2013
	(in thousands)
Cash flows from operating activities:
Net income	$66,623	$54,957
Adjustments to reconcile net income to cash provided by operating activities:
Provision for credit losses	4,007	8,920
Depreciation and amortization	3,220	3,077
Stock-based compensation	4,498	2,791
Deferred income taxes and income taxes receivable	(6,665)	(20,690)
Net amortization of discounts and premiums for investment securities	4,048	5,174
Accretion and amortization of fair market value adjustments due to acquisitions	(9,155)	(5,466)
Income from bank owned life insurance	(1,908)	(2,072)
(Gains) / losses on:
Sales of securities, AFS	(203)	(143)
Acquisition of Centennial Bank	—	(10,044)
Other assets acquired through foreclosure, net	(1,179)	(2,096)
Valuation adjustments of other repossessed assets, net	293	1,582
Sale of premises and equipment and other assets, net	(1,477)	(91)
Changes in:
Other assets	8,946	23,950
Other liabilities	(11,568)	22,909
Fair value of assets and liabilities measured at fair value	1,041	3,761
Net cash provided by operating activities	60,521	86,519
Cash flows from investing activities:
Investment securities - measured at fair value
Principal pay downs and maturities	261	1,006
Investment securities - AFS
Purchases	(38,785)	(180,293)
Principal pay downs and maturities	124,615	113,056
Proceeds from sales	26,840	14,054
Investment securities - HTM
Principal pay downs and maturities	6,600	—
Purchase of investment tax credits	(16,948)	(11,742)
Sale / (purchase) of money market investments, net	1,225	(1,637)
Liquidation (purchase) of restricted stock	4,911	(228)
Loan fundings and principal collections, net	(719,720)	(336,717)
Sale and purchase of premises and equipment, net	(5,491)	(1,128)
Proceeds from sale of other real estate owned and repossessed assets, net	14,732	18,157
Cash and cash equivalents acquired in acquisition, net	—	21,204
Net cash used in investing activities	(601,760)	(364,268)

	Six Months Ended June 30,
	2014	2013
	(in thousands)
Cash flows from financing activities:
Net increase in deposits	631,609	207,632
Net decrease in customer repurchases	(17,504)	(27,168)
Proceeds from repurchase securities	—	129,499
Net increase in borrowings	—	145,000
Repayment on other borrowings	(3,000)	—
Proceeds from exercise of common stock options	1,996	1,819
Cash dividends paid on preferred stock	(705)	(705)
Proceeds from issuance of stock in offerings, net	2,611	—
Net cash provided by financing activities	615,007	456,077
Net increase in cash and cash equivalents	73,768	178,328
Cash and cash equivalents at beginning of year	305,514	204,625
Cash and cash equivalents at end of period	$379,282	$382,953
Supplemental disclosure:
Cash paid during the period for:
Interest	$10,423	$9,497
Income taxes	17,180	11,575
Non-cash investing and financing activities:
Transfers to other assets acquired through foreclosure, net	6,419	11,273
Unfunded commitments to purchase investment tax credits	12,298	12,448
Non-cash assets acquired in Centennial Bank acquisition	—	410,827
Non-cash liabilities acquired in Centennial Bank acquisition	—	421,987
Change in unrealized gain (loss) on AFS securities, net of tax	21,042	(18,989)
Change in unrealized loss on cash flow hedge, net of tax	—	13
Change in unfunded obligations	(9,506)	(27,250)
Unrealized gain on transfer of HTM securities to AFS, net of tax	8,976	—
See accompanying Notes to Unaudited Consolidated Financial Statements.

WESTERN ALLIANCE BANCORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Nature of operation
WAL, incorporated under the laws of the state of Delaware, is a bank holding company headquartered in Phoenix, Arizona. WAL provides full service banking and related services to locally owned businesses, professional firms, real estate developers and investors, local non-profit organizations, high net worth individuals and other consumers through its wholly-owned subsidiary bank: WAB, doing business as ABA in Arizona, as FIB in Northern Nevada, as BON in Southern Nevada, as TPB in California, and as AAB throughout the U.S. In addition, the Company has two non-bank subsidiaries: WAEF, which offers equipment finance services nationwide, and LVSP, which holds and manages certain non-performing loans and OREO.
Effective July 1, 2014, WAEF was contributed to WAB by the Parent.
Basis of presentation
The accounting and reporting policies of the Company are in accordance with GAAP and conform to practices within the financial services industry. The accounts of the Company and its consolidated subsidiaries are included in the unaudited Consolidated Financial Statements.
Use of estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant changes in the near term relate to the determination of the allowance for credit losses; estimated cash flows related to PCI loans; fair value determinations related to acquisitions; and determination of the valuation allowance related to deferred tax assets. Although management believes these estimates to be reasonably accurate, actual amounts may differ. In the opinion of management, all adjustments considered necessary have been reflected in the unaudited Consolidated Financial Statements.
Principles of consolidation
On December 31, 2013, the Company consolidated its three bank subsidiaries under one bank charter, WAB. As the subsidiary bank mergers did not meet the definition of a business combination under the guidance of ASC 805, Business Combinations, the entities were combined in a method similar to a pooling of interests.
As of June 30, 2014, WAL has nine wholly-owned subsidiaries: WAB, WAEF, LVSP and six unconsolidated subsidiaries used as business trusts in connection with issuance of trust-preferred securities.
WAB has the following wholly-owned subsidiaries: WAB Investments, Inc., BON Investments, Inc., and TPB Investments, Inc., which hold certain investment securities, municipal loans and leases; BW Real Estate, Inc., which operates as a real estate investment trust and holds certain of WAB's real estate loans and related securities; and BW Nevada Holdings, LLC, which owns the Company’s 2700 West Sahara Avenue, Las Vegas, Nevada office building. As described above, WAEF was contributed to WAB by WAL on July 1, 2014.
The Company does not have any other significant entities that should be considered for consolidation. All significant intercompany balances and transactions have been eliminated in consolidation.
Reclassifications
Certain amounts in the consolidated financial statements as of December 31, 2013 and for the three and six months ended June 30, 2013 have been reclassified to conform to the current presentation. The reclassifications have no effect on net income or stockholders’ equity as previously reported.

Interim financial information
The accompanying unaudited Consolidated Financial Statements as of and for the three and six months ended June 30, 2014 and 2013 have been prepared in condensed format and, therefore, do not include all of the information and footnotes required by GAAP for complete financial statements. These statements have been prepared on a basis that is substantially consistent with the accounting principles applied to the Company's audited Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2013.
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
Business combinations
Business combinations are accounted for under the acquisition method of accounting in accordance with ASC 805. Under the acquisition method, the acquiring entity in a business combination recognizes all of the acquired assets and assumed liabilities at their estimated fair values as of the date of acquisition. Any excess of the purchase price over the fair value of net assets and other identifiable intangible assets acquired is recorded as goodwill. To the extent the fair value of net assets acquired, including identified intangible assets, exceeds the purchase price, a bargain purchase gain is recognized. Assets acquired and liabilities assumed from contingencies are also recognized at fair value, if the fair value can be determined during the measurement period. Results of operations of an acquired business are included in the income statement from the date of acquisition. Acquisition-related costs, including conversion and restructuring charges, are expensed as incurred.
Investment securities
Investment securities may be classified as HTM, AFS or trading. The appropriate classification is initially decided at the time of purchase. Securities classified as HTM are those debt securities that the Company has both the intent and ability to hold to maturity regardless of changes in market conditions, liquidity needs or general economic conditions. These securities are carried at amortized cost. The sale of a security within three months of its maturity date or after the majority of the principal outstanding has been collected is considered a maturity for purposes of classification and disclosure. See "Note 2. Investment Securities" of these Notes to Unaudited Consolidated Financial Statements for further discussion regarding the Company's HTM portfolio as of June 30, 2014.
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
Declines in the fair value of individual AFS debt securities that are deemed to be other than temporary are reflected in earnings when identified. The fair value of the debt security then becomes the new cost basis. For individual debt securities where the Company does not intend to sell the security and it is not more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis, the other than temporary decline in fair value of the debt security related to 1) credit loss is recognized in earnings; and 2) market or other factors is recognized in other comprehensive income or loss. A credit loss is recorded if the present value of cash flows is less than amortized cost.

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
Loans, interest and fees from loans
The Company generally holds loans for investment and has the intent and ability to hold loans until their maturity. Therefore, they are reported at book value. Net loans are stated at the amount of unpaid principal, reduced by unearned loan fees and allowance for credit losses. In addition, the book value of loans that are subject to a fair value hedge is adjusted for changes in value attributable to the hedge benchmark interest rate risk. Purchased loans are recorded at estimated fair value on the date of purchase.
The Company may acquire loans through a business combination or in a purchase for which differences may exist between the contractual cash flows and the cash flows expected to be collected which is due, at least in part, to credit quality. Loans are evaluated individually to determine if there has been credit deterioration since origination. Such loans may then be aggregated and accounted for as a pool of loans based on common characteristics. When the Company acquires such loans, the yield that may be accreted (accretable yield) is limited to the excess of the Company’s estimate of undiscounted cash flows expected to be collected over the Company’s initial investment in the loan. The excess of contractual cash flows over the cash flows expected to be collected may not be recognized as an adjustment to yield, loss, or a valuation allowance. Subsequent increases in cash flows expected to be collected generally are recognized prospectively through adjustment of the loan’s yield over the remaining life. Subsequent decreases to cash flows expected to be collected are recognized as impairment. The Company may not “carry over” or create a valuation allowance in the initial accounting for loans acquired under these circumstances. For additional information, see "Note 3. Loans, Leases and Allowance for Credit Losses" of these Notes to Unaudited Consolidated Financial Statements.
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
When loans are repaid, any remaining unamortized balances of unearned fees, deferred fees and costs and premiums and discounts paid on purchased loans are accounted for through interest income.
Nonaccrual loans: For all loan types except credit cards, when a borrower discontinues making payments as contractually required by the note, the Company must determine whether it is appropriate to continue to accrue interest. Generally, the Company places loans in nonaccrual status and ceases recognizing interest income when the loan has become delinquent by more than 90 days or when management determines that the full repayment of principal and collection of interest is unlikely. The Company may decide to continue to accrue interest on certain loans more than 90 days delinquent if the loans are well secured by collateral and in the process of collection. Credit card loans and other personal loans are typically charged-off no later than 180 days delinquent.
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
Impaired loans: A loan is identified as impaired when it is probable that interest and principal will not be collected according to the contractual terms of the original loan agreement. Generally, impaired loans are classified as nonaccrual. However, in certain instances, impaired loans may continue on an accrual basis, such as loans classified as impaired due to doubt regarding collectability according to contractual terms, that are both fully secured by collateral and are current in their interest and principal payments. Impaired loans are measured for reserve requirements in accordance with ASC 310, Receivables, based on the present value of expected future cash flows discounted at the loan's effective interest rate or, as a practical expedient, at the loan's observable market price or the fair value of the collateral less applicable disposition costs if the loan is collateral dependent. The amount of an impairment reserve, if any, and any subsequent changes are charged against the allowance for credit losses. In addition to our own internal loan review process, the FDIC may from time to time direct the Company to modify loan grades, loan impairment calculations or loan impairment methodology.
Troubled Debt Restructured Loans: A TDR loan is a loan on which the Company, for reasons related to a borrower’s financial difficulties, grants a concession to the borrower that the Company would not otherwise consider. The loan terms that have been modified or restructured due to a borrower’s financial situation include, but are not limited to, a reduction in the stated interest rate, an extension of the maturity or renewal of the loan at an interest rate below current market, a reduction in the face amount of the debt, a reduction in the accrued interest, extensions, deferrals, renewals and rewrites. A TDR loan is also considered impaired. Generally, a loan that is modified at an effective market rate of interest may no longer be disclosed as a TDR in years subsequent to the restructuring if it is performing based on the terms specified by the restructuring agreement. However, such loans continue to be considered impaired.
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
The Company recognizes derivatives as assets or liabilities in the consolidated balance sheet at their fair value in accordance with ASC 815, Derivatives and Hedging. The accounting for changes in the fair value of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and, further, on the type of hedging relationship. On the date the derivative contract is entered into, the Company designates the derivative as a fair value hedge or cash flow hedge. Derivative instruments designated in a hedge relationship to mitigate exposure to changes in the fair value of an asset or liability attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivative instruments designated in a hedge relationship to mitigate exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges.
For a fair value hedge, the effective portion of a change in the fair value of an instrument is recorded as a basis adjustment to the underlying hedged asset or liability. For a cash flow hedge, the effective portion of the change in the fair value of the derivative is recorded in AOCI and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Any ineffective portion of the change in fair value of a cash flow hedge is recognized immediately in non-interest income in the consolidated income statement. Under both the fair value and cash flow hedge scenarios, changes in the fair value of derivatives not considered to be highly effective in hedging the change in fair value or the expected cash flows of the hedged item are recognized in earnings as non-interest income during the period of the change.
The Company documents its hedge relationships, including identification of the hedging instruments and the hedged items, as well as its risk management objectives and strategies for undertaking the hedge transaction at the time the derivative contract is executed. Both at inception and at least quarterly thereafter, the Company assesses whether the derivatives used in hedging transactions are highly effective (as defined in the guidance) in offsetting changes in either the fair value or cash flows of the hedged item. Retroactive effectiveness is assessed, as well as the continued expectation that the hedge will remain effective prospectively. The Company discontinues hedge accounting prospectively when it is determined that a hedge is no longer highly effective. When hedge accounting is discontinued on a fair value hedge that no longer qualifies as an effective hedge, the derivative continues to be reported at fair value on the consolidated balance sheet, but the carrying amount of the hedged item is no longer adjusted for future changes in fair value. The adjustment to the carrying amount of the hedged item that existed at the date hedge accounting is discontinued is amortized over the remaining life of the hedged item into earnings.
Derivative instruments that are not designated as hedges, so called free-standing derivatives, are reported in the consolidated balance sheet at fair value and the changes in fair value are recognized in earnings as non-interest income during the period of change.
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

Off-balance sheet instruments
In the ordinary course of business, the Company has entered into off-balance sheet financial instrument arrangements consisting of commitments to extend credit and standby letters of credit. Such financial instruments are recorded in the consolidated financial statements when they are funded. They involve, to varying degrees, elements of credit risk in excess of amounts recognized in the consolidated balance sheets. Losses would be experienced when the Company is contractually obligated to make a payment under these instruments and must seek repayment from the borrower, which may not be as financially sound in the current period as they were when the commitment was originally made. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. The Company enters into credit arrangements that generally provide for the termination of advances in the event of a covenant violation or other event of default. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management’s credit evaluation of the party. The commitments are collateralized by the same types of assets used as loan collateral.
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
Fair values of financial instruments
The Company uses fair value measurements to record fair value adjustments to certain assets and liabilities. ASC 820, Fair Value Measurement, establishes a framework for measuring fair value and a three-level valuation hierarchy for disclosure of fair value measurement as well as enhances disclosure requirements for fair value measurements. The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. The Company uses various valuation approaches, including market, income and/or cost approaches. ASC 820 establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that observable inputs be used when available. Observable inputs are inputs that market participants would use in pricing the asset or liability developed based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s assumptions about the factors market participants would consider in pricing the asset or liability developed based on the best information available in the circumstances. The hierarchy is broken down into three levels based on the reliability of inputs, as follows:

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
Management uses its best judgment in estimating the fair value of the Company’s financial instruments; however, there are inherent limitations in any estimation technique. Therefore, for substantially all financial instruments, the fair value estimates presented herein are not necessarily indicative of the amounts the Company could have realized in a sales transaction at June 30, 2014 and December 31, 2013. The estimated fair value amounts for June 30, 2014 and December 31, 2013 have been measured as of period-end, and have not been reevaluated or updated for purposes of these Consolidated Financial Statements subsequent to those dates. As such, the estimated fair values of these financial instruments subsequent to the reporting date may be different than the amounts reported at the period-end.
The information in "Note 12. Fair Value Accounting" in these Notes to Unaudited Consolidated Financial Statements should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only required for a limited portion of the Company’s assets and liabilities.
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
Restricted stock
WAB is a member of the FHLB system and maintains an investment in capital stock of the FHLB. WAB also maintains an investment in its primary correspondent bank. These investments are carried at cost since no ready market exists for them, and they have no quoted market value. The Company conducts a periodic review and evaluation of its FHLB stock to determine if any impairment exists. The fair values of these investments have been categorized as Level 2 in the fair value hierarchy.
Loans
Fair value for loans is estimated based on discounted cash flows using interest rates currently being offered for loans with similar terms to borrowers with similar credit quality and adjustments that the Company believes a market participant would consider in determining fair value based on a third party independent valuation. As a result, the fair value for certain loans disclosed in "Note 12. Fair Value Accounting" of these Notes to Unaudited Consolidated Financial Statements is categorized as Level 2 in the fair value hierarchy, excluding impaired loans which are categorized as Level 3.

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
Deposits
The fair value disclosed for demand and savings deposits is by definition equal to the amount payable on demand at their reporting date (that is, their carrying amount), which the Company believes a market participant would consider in determining fair value. The carrying amount for variable-rate deposit accounts approximates their fair value. Fair values for fixed-rate certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities on these deposits. The fair value measurement of the deposit liabilities disclosed in "Note 12. Fair Value Accounting" of these Notes to Unaudited Consolidated Financial Statements is categorized as Level 2 in the fair value hierarchy.
FHLB advances and other borrowings
The fair values of the Company’s borrowings are estimated using discounted cash flow analyses, based on the market rates for similar types of borrowing arrangements. FHLB advances have been categorized as Level 2 in the fair value hierarchy due to their short durations. Other borrowings have been categorized as Level 3 in the fair value hierarchy.
Junior subordinated debt
Junior subordinated debt and subordinated debt are valued by comparing interest rates and spreads to an index relative to the ten-year treasury rate and discounting the contractual cash flows on the Company's debt using these market rates. Junior subordinated debt has been categorized as Level 3 in the fair value hierarchy.
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
In June 2014, the FASB issued guidance within ASU 2014-11, Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures. The amendments in ASU 2014-11 to Topic 860, Transfers and Servicing, change the accounting for repurchase-to-maturity transactions to secured borrowing accounting and, for repurchase financing arrangements, the amendments require separate accounting for a transfer of a financial asset executed contemporaneously with a repurchase agreement with the same counterparty, which will result in secured borrowing accounting for the repurchase agreement. An entity is required to present changes in accounting for transactions outstanding on the effective date as a cumulative-effect adjustment to retained earnings as of the beginning of the period of adoption. The accounting changes are effective for the first interim or annual period beginning after December 15, 2014. The amendments also require disclosure of information about certain transactions accounted for as a sale in which the transferor retains substantially all of the exposure to the economic return on the transferred financial assets through an agreement with the same counterparty. An entity will also be required to disclose information about repurchase agreements, securities lending transactions, and repurchase-to-maturity transactions that are accounted for as secured borrowings. The disclosure for certain transactions accounted for as a sale is required to be presented for interim and annual periods beginning after December 15, 2014 and the disclosure for repurchase agreements, securities lending transactions, and repurchase-to-maturity transactions accounted for as secured borrowings is required to be presented for annual periods beginning after December 15, 2014, and for interim periods beginning after March 15, 2015. The Company is in the process of evaluating the impact that adoption of this guidance will have on its Consolidated Financial Statements.
In June 2014, the FASB issued guidance within ASU 2014-12, Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. The amendments in ASU 2014-12 to Topic 718, Compensation - Stock Compensation, provide explicit guidance on whether to treat a performance target that could be achieved after the requisite service period as a performance condition that affects vesting or as a nonvesting condition that affects the grant-date fair value of an award. The amendments are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Early adoption is permitted. An entity may elect to apply the amendments either prospectively to all awards granted or modified after the effective date or retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter. The Company is in the process of evaluating the impact that adoption of this guidance will have on its Consolidated Financial Statements.

2. INVESTMENT SECURITIES
The carrying amounts and fair values of investment securities at June 30, 2014 and December 31, 2013 are summarized as follows:

	June 30, 2014
Available-for-sale	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
	(in thousands)
U.S. government-sponsored agency securities	$18,699	$—	$(788)	$17,911
Corporate debt securities	97,775	838	(2,673)	95,940
Municipal obligations	297,143	10,232	(2,093)	305,282
Preferred stock	73,414	1,934	(2,129)	73,219
Mutual funds	37,449	605	—	38,054
Residential MBS issued by GSEs	939,595	10,975	(2,887)	947,683
Commercial MBS issued by GSEs	2,075	9	—	2,084
Private label residential MBS	36,299	21	(1,484)	34,836
Private label commercial MBS	5,201	194	—	5,395
Trust preferred securities	32,000	—	(6,418)	25,582
CRA investments	24,035	—	(105)	23,930
Collateralized debt obligations	50	7,306	—	7,356
Total AFS securities	$1,563,735	$32,114	$(18,577)	$1,577,272

Securities measured at fair value
Residential MBS issued by GSEs				$2,379
Private label residential MBS				414
Total securities measured at fair value				$2,793

In May 2014, the Company's investment committee reassessed the Company's holdings in CDOs, and gave management the discretion to sell CDOs and to reinvest in higher investment grade securities. This change in intent, prior to maturity or recovery, necessitated a reclassification of all HTM securities to AFS. At the date of transfer, the securities had a total amortized cost of $275.3 million and fair value of $289.6 million. The Company recognized an unrealized gain of $9.0 million, net of tax, in AOCI at the date of the transfer.

	December 31, 2013
Available-for-sale	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
	(in thousands)
U.S. government sponsored agency securities	$49,110	$—	$(2,135)	$46,975
Municipal obligations	121,671	316	(6,322)	115,665
Preferred stock	68,110	853	(7,479)	61,484
Mutual funds	37,423	93	(984)	36,532
Residential MBS issued by GSEs	1,028,402	5,567	(12,548)	1,021,421
Private label residential MBS	38,250	—	(2,151)	36,099
Private label commercial MBS	5,252	181	—	5,433
Trust preferred securities	32,000	—	(8,195)	23,805
CRA investments	23,830	—	(548)	23,282
Total AFS securities	$1,404,048	$7,010	$(40,362)	$1,370,696

Securities measured at fair value
Residential MBS issued by GSEs				$3,036

	December 31, 2013
Held-to-maturity	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
	(in thousands)
Collateralized debt obligations	$50	$1,346	$—	$1,396
Corporate debt securities	97,777	775	(3,826)	94,726
Municipal obligations	183,579	2,773	(2,370)	183,982
CRA investments	1,600	—	—	1,600
Total HTM securities	$283,006	$4,894	$(6,196)	$281,704
For additional information on the fair value changes of the securities measured at fair value, see the trading securities table in "Note 12. Fair Value Accounting" of these Notes to Unaudited Consolidated Financial Statements.
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
For debt securities and for ARPS that are treated as debt securities for the purpose of OTTI analysis, the Company also considers the cause of the price decline (general level of interest rates and industry and issuer specific factors), the issuer’s financial condition, near-term prospects and current ability to make future payments in a timely manner, as well as the issuer’s ability to service debt, and any change in agencies’ ratings at the evaluation date from the acquisition date and any likely imminent action. For ARPS with a fair value below cost that is not attributable to the credit deterioration of the issuer, such as a decline in cash flows from the security or a downgrade in the security’s rating below investment grade, the Company does not recognize an OTTI charge where it is able to assert that it has the intent and ability to retain its investment for a period of time sufficient to allow for any anticipated recovery in fair value.
The Company has reviewed securities for which there is an unrealized loss in accordance with its accounting policy for OTTI described above and determined that there were no impairment charges for the three and six months ended June 30, 2014 and 2013.
The Company does not consider any securities to be other-than-temporarily impaired as of June 30, 2014 and December 31, 2013. No assurance can be made that additional OTTI will not occur in future periods.

Information pertaining to securities with gross unrealized losses at June 30, 2014 and December 31, 2013, aggregated by investment category and length of time that individual securities have been in a continuous loss position follows:

	June 30, 2014
	Less Than Twelve Months		More Than Twelve Months		Total
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(in thousands)
Available-for-sale
U.S. government sponsored agency securities	$—	$—	$788	$17,910	$788	$17,910
Corporate debt securities	144	14,856	2,529	67,471	2,673	82,327
Preferred stock	386	12,554	1,743	24,413	2,129	36,967
Residential MBS issued by GSEs	244	44,141	2,643	143,844	2,887	187,985
Municipal obligations	—	—	2,093	41,032	2,093	41,032
Private label residential MBS	366	17,688	1,118	14,322	1,484	32,010
Trust preferred securities	—	—	6,418	25,582	6,418	25,582
CRA investments	—	—	105	23,877	105	23,877
Total AFS securities	$1,140	$89,239	$17,437	$358,451	$18,577	$447,690

	December 31, 2013
	Less Than Twelve Months		More Than Twelve Months		Total
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(in thousands)
Available-for-sale
U.S. government sponsored agency securities	$2,135	$46,976	$—	$—	$2,135	$46,976
Preferred stock	7,479	44,637	—	—	7,479	44,637
Mutual funds	984	30,101	—	—	984	30,101
Residential MBS issued by GSEs	11,934	601,756	614	8,984	12,548	610,740
Municipal obligations	3,545	72,300	2,777	17,923	6,322	90,223
Private label residential MBS	2,009	32,517	142	3,583	2,151	36,100
Trust preferred securities	—	—	8,195	23,807	8,195	23,807
Other	548	23,823	—	—	548	23,823
Total AFS securities	$28,634	$852,110	$11,728	$54,297	$40,362	$906,407

Held-to-maturity
Corporate debt securities	$163	$9,837	$3,663	$71,337	$3,826	$81,174
Municipal obligations	1,624	50,740	746	5,102	2,370	55,842
Total HTM securities	$1,787	$60,577	$4,409	$76,439	$6,196	$137,016
At June 30, 2014 and December 31, 2013, the Company’s unrealized losses relate primarily to interest rate fluctuations, credit spread widening and reduced liquidity in applicable markets. The total number of securities in an unrealized loss position at June 30, 2014 was 125, compared to 252 at December 31, 2013. In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred and industry analysis reports. Since material downgrades have not occurred and management does not intend to sell the debt securities in an unrealized loss position in the foreseeable future, none of the securities described in the above table or in this paragraph were deemed to be other than temporarily impaired.
At June 30, 2014, the net unrealized loss on trust preferred securities classified as AFS was $6.4 million, compared with $8.2 million at December 31, 2013. The Company actively monitors its debt and other structured securities portfolios classified as

AFS for declines in fair value. At December 31, 2013, the gross unrealized loss on the corporate bond portfolio classified as HTM was $3.8 million. As discussed previously, corporate debt securities classified as HTM at December 31, 2013 are now classified as AFS at June 30, 2014. The gross unrealized loss on the corporate bond portfolio has decreased to $2.7 million at June 30, 2014. The FRB continues to express its intention to keep interest rates, particularly the Federal Funds rate, at historically low levels into 2015. The yields of most of the bonds in the portfolio are floating rate instruments tied to LIBOR. LIBOR rate levels are highly correlated to the Federal Funds rate, thus, the corporate bonds have had low floating rate yields, which have negatively affected their near-term anticipated returns and price levels.
The amortized cost and fair value of securities as of June 30, 2014, by contractual maturities, are shown below. The actual maturities of the MBS may differ from their contractual maturities because the loans underlying the securities may be repaid without any penalties due to borrowers that have the right to call or prepay obligations with or without call or prepayment penalties. Therefore, these securities are listed separately in the maturity summary.

	June 30, 2014
	Amortized Cost	Estimated Fair Value
	(in thousands)
Available-for-sale
Due in one year or less	$66,879	$67,424
After one year through five years	36,503	38,066
After five years through ten years	168,417	167,706
After ten years	308,766	314,078
Mortgage-backed securities	983,170	989,998
Total AFS securities	$1,563,735	$1,577,272
The following tables summarize the carrying amounts of the Company’s investment ratings position as June 30, 2014 and December 31, 2013:

	June 30, 2014
	AAA	Split-rated AAA/AA+	AA+ to AA-	A+ to A-	BBB+ to BBB-	BB+ and below	Totals
	(in thousands)
Municipal obligations	$8,330	$—	$138,657	$151,797	$6,293	$205	$305,282
Residential MBS issued by GSEs	—	950,062	—	—	—	—	950,062
Commercial MBS issued by GSEs	—	2,084	—	—	—	—	2,084
Private label residential MBS	23,364	—	95	3,888	4,570	3,333	35,250
Private label commercial MBS	5,395	—	—	—	—	—	5,395
Mutual funds (3)	—	—	—	—	38,054	—	38,054
U.S. government sponsored agency	—	17,911	—	—	—	—	17,911
Preferred stock	—	—	—	—	47,726	19,917	67,643
Trust preferred securities	—	—	—	—	25,582	—	25,582
Collateralized debt obligations	—	—	—	—	—	7,356	7,356
Corporate debt securities	—	—	2,791	24,108	69,041	—	95,940
Total (1) (2)	$37,089	$970,057	$141,543	$179,793	$191,266	$30,811	$1,550,559

(1)	The Company used the average credit rating of the combination of S&P, Moody’s and Fitch in the above table where ratings differed.

(2)
Securities values are shown at carrying value as of June 30, 2014. Unrated securities consist of CRA investments with a carrying value of $23.9 million and preferred stock with a carrying value of $5.6 million.

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
Securities with carrying amounts of approximately $760.7 million and $662.5 million at June 30, 2014 and December 31, 2013, respectively, were pledged for various purposes as required or permitted by law.
The following table presents gross gains and losses on sales of investment securities:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(in thousands)
Gross gains	$—	$68	$366	$268
Gross losses	(163)	(73)	(163)	(125)
Net (losses) gains	$(163)	$(5)	$203	$143
3. LOANS, LEASES AND ALLOWANCE FOR CREDIT LOSSES
The composition of the Company’s loan portfolio is as follows:

	June 30, 2014	December 31, 2013
	(in thousands)
Commercial and industrial	$2,804,819	$2,236,740
Commercial real estate - non-owner occupied	1,940,017	1,843,415
Commercial real estate - owner occupied	1,604,986	1,561,862
Construction and land development	612,415	537,231
Residential real estate	328,115	350,312
Commercial leases	222,887	235,968
Consumer	40,948	45,153
Net deferred loan fees and costs	(9,620)	(9,266)
Loans, net of deferred fees and costs	7,544,567	6,801,415
Allowance for credit losses	(105,937)	(100,050)
Total	$7,438,630	$6,701,365

The following table presents the contractual aging of the recorded investment in past due loans by class of loans and excluding deferred fees and costs:

	June 30, 2014
	Current	30-59 Days Past Due	60-89 Days Past Due	Over 90 days Past Due	Total Past Due	Total
	(in thousands)
Commercial real estate
Owner occupied	$1,600,162	$1,095	$1,273	$2,456	$4,824	$1,604,986
Non-owner occupied	1,745,404	—	2,109	7,393	9,502	1,754,906
Multi-family	185,111	—	—	—	—	185,111
Commercial and industrial
Commercial	2,803,231	301	834	453	1,588	2,804,819
Leases	222,887	—	—	—	—	222,887
Construction and land development
Construction	338,513	—	—	—	—	338,513
Land	273,726	176	—	—	176	273,902
Residential real estate	317,577	—	1,171	9,367	10,538	328,115
Consumer	40,365	134	187	262	583	40,948
Total loans	$7,526,976	$1,706	$5,574	$19,931	$27,211	$7,554,187

	December 31, 2013
	Current	30-59 Days Past Due	60-89 Days Past Due	Over 90 days Past Due	Total Past Due	Total
	(in thousands)
Commercial real estate
Owner occupied	$1,555,210	$1,759	$406	$4,487	$6,652	$1,561,862
Non-owner occupied	1,627,062	8,774	4,847	15,767	29,388	1,656,450
Multi-family	186,965	—	—	—	—	186,965
Commercial and industrial
Commercial	2,232,186	1,868	233	2,453	4,554	2,236,740
Leases	235,618	—	—	350	350	235,968
Construction and land development
Construction	291,883	—	—	—	—	291,883
Land	243,741	264	1,343	—	1,607	245,348
Residential real estate	339,566	2,423	1,368	6,955	10,746	350,312
Consumer	44,018	466	155	514	1,135	45,153
Total loans	$6,756,249	$15,554	$8,352	$30,526	$54,432	$6,810,681

The following table presents the recorded investment in nonaccrual loans and loans past due ninety days or more and still accruing interest by class of loans:

	June 30, 2014				December 31, 2013
	Non-accrual loans			Loans past due 90 days or more and still accruing	Non-accrual loans			Loans past due 90 days or more and still accruing
	Current	Past Due/Delinquent	Total Non-accrual		Current	Past Due/Delinquent	Total Non-accrual
	(in thousands)
Commercial real estate
Owner occupied	$6,273	$3,153	$9,426	$576	$9,330	$3,600	$12,930	$887
Non-owner occupied	32,097	5,059	37,156	2,331	17,930	23,996	41,926	—
Multi-family	—	—	—	—	—	—	—	—
Commercial and industrial
Commercial	1,658	560	2,218	—	622	2,682	3,304	125
Leases	416	—	416	—	99	350	449	—
Construction and land development
Construction	—	—	—	—	—	—	—	—
Land	2,161	—	2,161	—	3,133	1,392	4,525	—
Residential real estate	2,581	10,186	12,767	—	5,067	7,413	12,480	47
Consumer	27	174	201	94	27	39	66	475
Total	$45,213	$19,132	$64,345	$3,001	$36,208	$39,472	$75,680	$1,534
The reduction in interest income associated with loans on nonaccrual status was approximately $0.3 million and $1.2 million for the three months ended June 30, 2014 and 2013, respectively. For the six months ended June 30, 2014 and 2013, the reduction in interest income associated with loans on nonaccrual status was approximately $1.3 million and $2.5 million, respectively.
The Company utilizes an internal asset classification system as a means of reporting problem and potential problem loans. Under the Company’s risk rating system, the Company classifies problem and potential problem loans as “Special Mention,” “Substandard,” “Doubtful,” and “Loss.” Substandard loans include those characterized by well-defined weaknesses and carry the distinct possibility that the Company will sustain some loss if the deficiencies are not corrected. Loans classified as Doubtful, or risk rated eight, have all the weaknesses inherent in those classified as Substandard with the added characteristic that the weaknesses present make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable. The final rating of Loss covers loans considered uncollectible and having such little recoverable value that it is not practical to defer writing off the asset. Loans that do not currently expose the Company to sufficient risk to warrant classification in one of the aforementioned categories, but possess weaknesses that deserve management’s close attention, are deemed to be Special Mention. Risk ratings are updated, at a minimum, quarterly.

The following tables present gross loans by risk rating:

	June 30, 2014
	Pass	Special Mention	Substandard	Doubtful	Loss	Total
	(in thousands)
Commercial real estate
Owner occupied	$1,529,318	$27,650	$46,213	$1,805	$—	$1,604,986
Non-owner occupied	1,634,799	37,367	82,302	438	—	1,754,906
Multi-family	184,650	—	461	—	—	185,111
Commercial and industrial
Commercial	2,774,118	7,970	22,731	—	—	2,804,819
Leases	218,753	2,995	1,139	—	—	222,887
Construction and land development
Construction	338,032	481	—	—	—	338,513
Land	241,498	10,859	21,545	—	—	273,902
Residential real estate	305,189	2,699	20,227	—	—	328,115
Consumer	40,037	349	562	—	—	40,948
Total	$7,266,394	$90,370	$195,180	$2,243	$—	$7,554,187

	June 30, 2014
	Pass	Special Mention	Substandard	Doubtful	Loss	Total
	(in thousands)
Current (up to 29 days past due)	$7,264,449	$90,030	$170,658	$1,839	$—	$7,526,976
Past due 30 - 59 days	1,584	122	—	—	—	1,706
Past due 60 - 89 days	361	218	4,995	—	—	5,574
Past due 90 days or more	—	—	19,527	404	—	19,931
Total	$7,266,394	$90,370	$195,180	$2,243	$—	$7,554,187

	December 31, 2013
	Pass	Special Mention	Substandard	Doubtful	Loss	Total
	(in thousands)
Commercial real estate
Owner occupied	$1,483,190	$33,065	$44,649	$958	$—	$1,561,862
Non-owner occupied	1,498,500	64,588	93,362	—	—	1,656,450
Multi-family	186,479	—	486	—	—	186,965
Commercial and industrial
Commercial	2,208,947	10,058	16,231	1,504	—	2,236,740
Leases	231,344	4,175	449	—	—	235,968
Construction and land development
Construction	291,402	481	—	—	—	291,883
Land	210,615	13,762	20,971	—	—	245,348
Residential real estate	323,333	3,037	23,942	—	—	350,312
Consumer	43,516	799	838	—	—	45,153
Total	$6,477,326	$129,965	$200,928	$2,462	$—	$6,810,681

	December 31, 2013
	Pass	Special Mention	Substandard	Doubtful	Loss	Total
	(in thousands)
Current (up to 29 days past due)	$6,471,951	$129,208	$154,441	$649	$—	$6,756,249
Past due 30 - 59 days	4,205	602	10,747	—	—	15,554
Past due 60 - 89 days	1,123	155	7,074	—	—	8,352
Past due 90 days or more	47	—	28,666	1,813	—	30,526
Total	$6,477,326	$129,965	$200,928	$2,462	$—	$6,810,681
The table below reflects the recorded investment in loans classified as impaired:

	June 30, 2014	December 31, 2013
	(in thousands)
Impaired loans with a specific valuation allowance under ASC 310	$19,584	$25,754
Impaired loans without a specific valuation allowance under ASC 310	144,286	152,623
Total impaired loans	$163,870	$178,377
Valuation allowance related to impaired loans	$(3,507)	$(5,280)
The following table presents impaired loans by class:

	June 30, 2014	December 31, 2013
	(in thousands)
Commercial real estate
Owner occupied	$32,025	$37,902
Non-owner occupied	68,415	73,152
Multi-family	—	—
Commercial and industrial
Commercial	15,672	16,892
Leases	416	449
Construction and land development
Construction	—	—
Land	20,147	23,069
Residential real estate	26,593	26,376
Consumer	602	537
Total	$163,870	$178,377
A valuation allowance is established for an impaired loan when the fair value of the loan is less than the recorded investment. In certain cases, portions of impaired loans are charged-off to realizable value instead of establishing a valuation allowance and are included, when applicable in the table above as “Impaired loans without a specific valuation allowance under ASC 310.” However, before concluding that an impaired loan needs no associated valuation allowance, an assessment is made to consider all available and relevant information for the method used to evaluate impairment and the type of loan being assessed. The valuation allowance disclosed above is included in the allowance for credit losses reported in the Consolidated Balance Sheets as of June 30, 2014 and December 31, 2013.

The following table presents the average investment in impaired loans by loan class:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(in thousands)
Commercial real estate
Owner occupied	$34,341	$49,916	$35,545	$54,990
Non-owner occupied	68,725	56,462	69,382	54,724
Multi-family	—	125	—	177
Commercial and industrial
Commercial	15,438	14,801	15,510	14,945
Leases	419	859	429	944
Construction and land development
Construction	—	—	—	—
Land	20,291	28,024	21,438	28,693
Residential real estate	27,607	33,260	27,203	35,150
Consumer	505	619	503	662
Total	$167,326	$184,066	$170,010	$190,285
The following table presents interest income on impaired loans by class:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(in thousands)
Commercial real estate
Owner occupied	$374	$336	$765	$756
Non-owner occupied	402	421	775	825
Multi-family	—	—	—	—
Commercial and industrial
Commercial	184	119	377	269
Leases	—	—	—	—
Construction and land development
Construction	—	—	—	—
Land	295	287	556	546
Residential real estate	160	20	317	25
Consumer	20	8	31	16
Total	$1,435	$1,191	$2,821	$2,437
The Company is not committed to lend significant additional funds on these impaired loans.

The following table summarizes nonperforming assets:

	June 30, 2014	December 31, 2013
	(in thousands)
Nonaccrual loans	$64,345	$75,680
Loans past due 90 days or more on accrual status	3,001	1,534
Troubled debt restructured loans	89,703	89,576
Total nonperforming loans	157,049	166,790
Other assets acquired through foreclosure, net	59,292	66,719
Total nonperforming assets	$216,341	$233,509
Loans Acquired with Deteriorated Credit Quality
 Changes in the accretable yield for loans acquired with deteriorated credit quality are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(in thousands)
Balance, at beginning of period	$26,831	$4,993	$28,164	$7,072
Addition due to acquisition	—	22,318	—	22,318
Reclassification from non-accretable to accretable yield	1,564	1,047	3,030	1,047
Accretion to interest income	(1,798)	(2,285)	(4,202)	(4,364)
Reversal of fair value adjustments upon disposition of loans	(3,414)	—	(3,809)	—
Balance, at end of period	$23,183	$26,073	$23,183	$26,073
The primary drivers of reclassification from non-accretable to accretable yield resulted from changes in estimated cash flows.
Allowance for Credit Losses
The following table summarizes the changes in the allowance for credit losses by portfolio type:

	Three Months Ended June 30,
	Construction and Land Development	Commercial Real Estate	Residential Real Estate	Commercial and Industrial	Consumer	Total
	(in thousands)
2014
Beginning Balance	$16,700	$34,853	$11,297	$39,493	$1,556	$103,899
Charge-offs	(78)	(330)	(523)	(1,038)	(5)	(1,974)
Recoveries	498	1,248	314	1,254	191	3,505
Provision	(247)	(1,422)	(861)	3,152	(115)	507
Ending balance	$16,873	$34,349	$10,227	$42,861	$1,627	$105,937
2013
Beginning Balance	$11,039	$34,901	$14,595	$34,185	$774	$95,494
Charge-offs	(238)	(2,391)	(2,010)	(1,065)	(18)	(5,722)
Recoveries	120	633	549	1,757	11	3,070
Provision	(1,307)	1,440	713	2,506	129	3,481
Ending balance	$9,614	$34,583	$13,847	$37,383	$896	$96,323

	Six Months Ended June 30,
	Construction and Land Development	Commercial Real Estate	Residential Real Estate	Commercial and Industrial	Consumer	Total
	(in thousands)
2014
Beginning Balance	$14,519	$32,064	$11,640	$39,657	$2,170	$100,050
Charge-offs	(78)	(501)	(929)	(2,516)	(17)	(4,041)
Recoveries	709	1,808	867	2,176	361	5,921
Provision	1,723	978	(1,351)	3,544	(887)	4,007
Ending balance	$16,873	$34,349	$10,227	$42,861	$1,627	$105,937
2013
Beginning Balance	$10,554	$34,982	$15,237	$32,860	$1,794	$95,427
Charge-offs	(852)	(5,278)	(4,503)	(2,835)	(293)	(13,761)
Recoveries	821	1,575	1,118	2,198	25	5,737
Provision	(909)	3,304	1,995	5,160	(630)	8,920
Ending balance	$9,614	$34,583	$13,847	$37,383	$896	$96,323

The following table presents impairment method information related to loans and the allowance for credit losses by loan portfolio segment:

	Commercial Real Estate-Owner Occupied	Commercial Real Estate-Non-Owner Occupied	Commercial and Industrial	Residential Real Estate	Construction and Land Development	Commercial Leases	Consumer	Total Loans
	(in thousands)
Loans as of June 30, 2014:
Recorded Investment
Impaired loans with an allowance recorded	$1,803	$13,423	$758	$3,500	$—	$73	$27	$19,584
Impaired loans with no allowance recorded	30,222	54,991	14,915	23,093	20,147	343	575	144,286
Total loans individually evaluated for impairment	32,025	68,414	15,673	26,593	20,147	416	602	163,870
Loans collectively evaluated for impairment	1,550,833	1,787,437	2,788,889	299,027	592,253	222,471	40,346	7,281,256
Loans acquired with deteriorated credit quality	22,128	84,166	257	2,495	15	—	—	109,061
Total loans	$1,604,986	$1,940,017	$2,804,819	$328,115	$612,415	$222,887	$40,948	$7,554,187
Unpaid Principal Balance
Impaired loans with an allowance recorded	$1,803	$13,423	$1,011	$3,649	$—	$73	$27	$19,986
Impaired loans with no allowance recorded	33,358	56,875	15,444	28,694	20,645	495	587	156,098
Total loans individually evaluated for impairment	35,161	70,298	16,455	32,343	20,645	568	614	176,084
Loans collectively evaluated for impairment	1,550,833	1,787,437	2,788,889	299,027	592,253	222,471	40,346	7,281,256
Loans acquired with deteriorated credit quality	29,560	115,185	778	3,692	79	—	—	149,294
Total loans	$1,615,554	$1,972,920	$2,806,122	$335,062	$612,977	$223,039	$40,960	$7,606,634
Related Allowance for Credit Losses
Impaired loans with an allowance recorded	$1,298	$723	$392	$1,026	$—	$65	$3	$3,507
Impaired loans with no allowance recorded	—	—	—	—	—	—	—	—
Total loans individually evaluated for impairment	1,298	723	392	1,026	—	65	3	3,507
Loans collectively evaluated for impairment	13,797	18,415	39,561	9,201	16,873	2,843	1,624	102,314
Loans acquired with deteriorated credit quality	38	78	—	—	—	—	—	116
Total loans	$15,133	$19,216	$39,953	$10,227	$16,873	$2,908	$1,627	$105,937

	Commercial Real Estate-Owner Occupied	Commercial Real Estate-Non-Owner Occupied	Commercial and Industrial	Residential Real Estate	Construction and Land Development	Commercial Leases	Consumer	Total Loans
	(in thousands)
Loans as of December 31, 2013:
Recorded Investment
Impaired loans with an allowance recorded	$1,092	$17,932	$1,907	$4,580	$118	$99	$26	$25,754
Impaired loans with no allowance recorded	36,810	55,220	14,985	21,796	22,951	350	511	152,623
Total loans individually evaluated for impairment	37,902	73,152	16,892	26,376	23,069	449	537	178,377
Loans collectively evaluated for impairment	1,500,740	1,678,242	2,219,500	321,683	513,681	235,519	44,616	6,513,981
Loans acquired with deteriorated credit quality	23,220	92,021	348	2,253	481	—	—	118,323
Total loans	$1,561,862	$1,843,415	$2,236,740	$350,312	$537,231	$235,968	$45,153	$6,810,681
Unpaid Principal Balance
Impaired loans with an allowance recorded	$1,092	$19,273	$2,120	$4,729	$118	$99	$27	$27,458
Impaired loans with no allowance recorded	43,537	58,322	15,731	27,550	24,137	502	523	170,302
Total loans individually evaluated for impairment	44,629	77,595	17,851	32,279	24,255	601	550	197,760
Loans collectively evaluated for impairment	1,500,740	1,678,242	2,219,500	321,683	513,681	235,519	44,616	6,513,981
Loans acquired with deteriorated credit quality	34,951	130,279	1,403	3,728	804	—	—	171,165
Total loans	$1,580,320	$1,886,116	$2,238,754	$357,690	$538,740	$236,120	$45,166	$6,882,906
Related Allowance for Credit Losses
Impaired loans with an allowance recorded	$402	$2,121	$702	$1,896	$85	$70	$4	$5,280
Impaired loans with no allowance recorded	—	—	—	—	—	—	—	—
Total loans individually evaluated for impairment	402	2,121	702	1,896	85	70	4	5,280
Loans collectively evaluated for impairment	12,158	17,061	36,344	9,744	14,434	2,541	2,166	94,448
Loans acquired with deteriorated credit quality	—	322	—	—	—	—	—	322
Total loans	$12,560	$19,504	$37,046	$11,640	$14,519	$2,611	$2,170	$100,050

For the first three quarters of 2013, the baseline historical loss rates were computed using a weighted ratio of the 1-year and 5-year historical loss rates. As the market environment improved throughout 2013 and shorter-term loss rates compressed below longer-term levels, the Company determined during the fourth quarter of 2013 that the 5-year historical loss rates were a better representation of longer-term expectations for probable losses. Accordingly, the allowance calculation for the quarter ended June 30, 2014 continues to apply a 100% weight to the 5-year historical loss rate (per loan category).

Troubled Debt Restructurings
A TDR loan is a loan on which the Company, for reasons related to a borrower’s financial difficulties, grants a concession to the borrower that the Company would not otherwise consider. The loan terms that have been modified or restructured due to a borrower’s financial situation include, but are not limited to, a reduction in the stated interest rate, an extension of the maturity or renewal of the loan at an interest rate below current market, a reduction in the face amount of the debt, a reduction in the accrued interest, extensions, deferrals, renewals and rewrites. The majority of the Company’s modifications are extensions in terms or deferral of payments which result in no lost principal or interest followed by reductions in interest rates or accrued interest. A TDR loan is also considered impaired. Generally, a loan that is modified at an effective market rate of interest may no longer be disclosed as a TDR in years subsequent to the restructuring if it is not impaired based on the terms specified by the restructuring agreement. However, such loans continue to be considered impaired.
The following table presents information on the financial effects of TDR loans by class for the periods presented:

	Three Months Ended June 30, 2014
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Forgiven Principal Balance	Lost Interest Income	Post-Modification Outstanding Recorded Investment	Waived Fees and Other Expenses
	(dollars in thousands)
Commercial real estate
Owner occupied	—	$—	$—	$—	$—	$—
Non-owner occupied	1	13,423	—	—	13,423	8
Multi-family	—	—	—	—	—	—
Commercial and industrial
Commercial	1	966	—	—	966	1
Leases	—	—	—	—	—	—
Construction and land development
Construction	—	—	—	—	—	—
Land	—	—	—	—	—	—
Residential real estate	2	897	281	33	583	7
Consumer	—	—	—	—	—	—
Total	4	$15,286	$281	$33	$14,972	$16

	Six Months Ended June 30, 2014
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Forgiven Principal Balance	Lost Interest Income	Post-Modification Outstanding Recorded Investment	Waived Fees and Other Expenses
	(dollars in thousands)
Commercial real estate
Owner occupied	1	$798	$378	$117	$303	$33
Non-owner occupied	1	13,423	—	—	13,423	8
Multi-family	—	—	—	—	—	—
Commercial and industrial
Commercial	2	1,029	—	—	1,029	4
Leases	—	—	—	—	—	—
Construction and land development
Construction	—	—	—	—	—	—
Land	—	—	—	—	—	—
Residential real estate	3	1,302	447	70	785	7
Consumer	—	—	—	—	—	—
Total	7	$16,552	$825	$187	$15,540	$52

	Three Months Ended June 30, 2013
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Forgiven Principal Balance	Lost Interest Income	Post-Modification Outstanding Recorded Investment	Waived Fees and Other Expenses
	(dollars in thousands)
Commercial real estate
Owner occupied	2	$820	$—	$—	$820	$28
Non-owner occupied	1	417	—	—	417	7
Multi-family	—	—	—	—	—	—
Commercial and industrial
Commercial	3	513	—	—	513	2
Leases	—	—	—	—	—	—
Construction and land development
Construction	—	—	—	—	—	—
Land	—	—	—	—	—	—
Residential real estate	8	2,963	—	267	2,696	12
Consumer	1	35	—	5	30	—
Total	15	$4,748	$—	$272	$4,476	$49

	Six Months Ended June 30, 2013
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Forgiven Principal Balance	Lost Interest Income	Post-Modification Outstanding Recorded Investment	Waived Fees and Other Expenses
	(dollars in thousands)
Commercial real estate
Owner occupied	7	$3,506	$—	$54	$3,452	$28
Non-owner occupied	5	10,735	1,030	63	9,642	14
Multi-family	—	—	—	—	—	—
Commercial and industrial
Commercial	8	2,359	—	10	2,349	11
Leases	—	—	—	—	—	—
Construction and land development
Construction	—	—	—	—	—	—
Land	2	286	—	—	286	1
Residential real estate	9	3,002	—	273	2,729	15
Consumer	2	74	—	5	69	3
Total	33	$19,962	$1,030	$405	$18,527	$72

 The following table presents TDR loans by class for which there was a payment default during the period:

	Three Months Ended June 30,				Six Months Ended June 30,
	2014		2013		2014		2013
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
	(dollars in thousands)
Commercial real estate
Owner occupied	1	$92	—	$—	2	$395	3	$2,506
Non-owner occupied	—	—	—	—	—	—	1	160
Multi-family	—	—	—	—	—	—	—	—
Commercial and industrial
Commercial	2	306	—	—	3	369	2	782
Leases	—	—	—	—	—	—	—	—
Construction and land development
Construction	—	—	—	—	—	—	—	—
Land	—	—	—	—	—	—	2	330
Residential real estate	—	—	—	—	1	202	2	655
Consumer	—	—	—	—	—	—	—	—
Total	3	$398	—	$—	6	$966	10	$4,433
A TDR loan is deemed to have a payment default when it becomes past due 90 days, goes on nonaccrual, or is restructured again. Payment defaults, along with other qualitative indicators, are considered by management in the determination of the allowance for credit losses.
At June 30, 2014 and December 31, 2013, there were no loan commitments outstanding on TDR loans.
Loan Purchases and Sales
For the three months ended June 30, 2014 and 2013, the Company had secondary market loan purchases of $16.7 million and $87.5 million, respectively. For the six months ended June 30, 2014 and 2013, secondary market loan purchases totaled $32.3 million and $130.5 million, respectively. In addition, the Company periodically acquires newly originated loans at closing through participations or loan syndications.
The Company had no significant loan sales during the three and six months ended June 30, 2014 and 2013.

4. OTHER ASSETS ACQUIRED THROUGH FORECLOSURE
The following table represents the changes in other assets acquired through foreclosure:

	Three Months Ended June 30,
	2014			2013
	Gross Balance	Valuation Allowance	Net Balance	Gross Balance	Valuation Allowance	Net Balance
	(in thousands)
Balance, beginning of the period	$72,226	$(15,776)	$56,450	$108,418	$(30,497)	$77,921
Transfers to other assets acquired through foreclosure, net	4,309	—	4,309	4,664	—	4,664
Additions from acquisition of Centennial Bank	—	—	—	5,622	—	5,622
Proceeds from sale of other real estate owned and repossessed assets, net	(1,903)	683	(1,220)	(17,422)	4,639	(12,783)
Valuation adjustments, net	—	(258)	(258)	—	(566)	(566)
Gains, net (1)	11	—	11	1,641	—	1,641
Balance, end of period	$74,643	$(15,351)	$59,292	$102,923	$(26,424)	$76,499

	Six Months Ended June 30,
	2014			2013
	Gross Balance	Valuation Allowance	Net Balance	Gross Balance	Valuation Allowance	Net Balance
	(in thousands)
Balance, beginning of the period	$88,421	$(21,702)	$66,719	$113,474	$(36,227)	$77,247
Transfers to other assets acquired through foreclosure, net	6,419	—	6,419	11,273	—	11,273
Additions from acquisition of Centennial Bank	—	—	—	5,622	—	5,622
Proceeds from sale of other real estate owned and repossessed assets, net	(21,376)	6,644	(14,732)	(29,542)	11,385	(18,157)
Valuation adjustments, net	—	(293)	(293)	—	(1,582)	(1,582)
Gains, net (2)	1,179	—	1,179	2,096	—	2,096
Balance, end of period	$74,643	$(15,351)	$59,292	$102,923	$(26,424)	$76,499

(1)	Includes gains related to initial transfers to other assets of zero and $23 thousand during the three months ended June 30, 2014 and 2013, respectively, pursuant to accounting guidance.

(2)	Includes gains related to initial transfers to other assets of zero and $345 thousand during the six months ended June 30, 2014 and 2013, respectively, pursuant to accounting guidance.

At June 30, 2014 and December 31, 2013, the majority of the Company’s repossessed assets consisted of properties located in Nevada. The Company held approximately 65 properties at June 30, 2014, compared to 70 at December 31, 2013.

5. OTHER BORROWINGS
The following table summarizes the Company’s borrowings as of June 30, 2014 and December 31, 2013:

	June 30, 2014	December 31, 2013
	(in thousands)
Short-Term:
Revolving line of credit	$—	$3,000
FHLB advances	61,941	25,906
Total short-term borrowings	$61,941	$28,906
Long-Term:
FHLB advances	$211,155	$247,973
Other long term debt	64,436	64,217
Total long-term borrowings	$275,591	$312,190
WAL maintains other lines of credit totaling $70.0 million, of which $25.0 million is secured by pledged securities and $45.0 million is unsecured. As of June 30, 2014, there were no amounts outstanding on these lines of credit. In addition, the Bank has entered into Federal Reserve Funds credit line agreements with other financial institutions under which it can borrow up to $120.0 million on an unsecured basis. There were no amounts outstanding on these lines of credit as of June 30, 2014. The lending institutions will determine the interest rate charged on funds at the time of the borrowing.
The Company maintains lines of credit with the FHLB and FRB. The Company’s borrowing capacity is determined based on collateral pledged, generally consisting of investment securities and loans, at the time of the borrowing. At June 30, 2014, there were $61.9 million of FHLB advances classified as short-term, with a weighted average interest rate of 2.87%. At December 31, 2013, short-term FHLB advances of $25.9 million had a weighted average interest rate of 2.90%.
At June 30, 2014, there was $211.2 million of FHLB advances classified as long-term and $64.9 million of outstanding Senior Note principal, whose carrying value of $64.4 million reflects a discount of $0.5 million. The weighted average rate on all long-term debt was 3.18% and 3.45% at June 30, 2014 and December 31, 2013, respectively.
As of June 30, 2014 and December 31, 2013, the Company had additional available credit with the FHLB of approximately $1.00 billion and $1.39 billion, respectively, and with the FRB of approximately $1.05 billion and $588.2 million, respectively.
6. STOCKHOLDERS’ EQUITY
Restricted Stock and Stock Options
For the three and six months ended June 30, 2014, 5,700 and 381,875 shares of restricted stock were granted to Company employees, respectively, that vest over three years and 64,000 shares were granted to non-employee WAL and WAB directors that were fully vested at June 30, 2014. The Company estimates the compensation cost for restricted stock grants based upon the grant date fair value. The aggregate grant date fair value for the restricted stock issued in the three and six months ended June 30, 2014 was $0.1 million and $10.7 million, respectively.
There were approximately 1.1 million and 1.2 million restricted shares outstanding at June 30, 2014 and December 31, 2013, respectively. For the three and six months ended June 30, 2014, the Company recognized $4.2 million and $4.5 million, respectively, in stock-based compensation expense related to restricted stock grants, compared to $1.8 million and $2.8 million, respectively, in expense for the three and six months ended June 30, 2013.
As of June 30, 2014 and December 31, 2013, there were 0.7 million and 1.0 million, respectively, of stock options outstanding.
Common Stock Issuance Under ATM Distribution Agreement
On June 4, 2014, the Company entered into a distribution agency agreement with Credit Suisse Securities (USA) LLC, under which the Company may sell shares of its common stock up to an aggregate offering price of $100.0 million on the New York Stock Exchange. The Company pays Credit Suisse a mutually agreed rate, not to exceed 2% of the gross offering proceeds of the shares. The common stock will be sold at prevailing market prices at the time of the sale or at negotiated prices and, as a result, prices will vary.

Sales in the ATM offering are being made pursuant to a prospectus dated May 14, 2012 and a prospectus supplement filed with the SEC on June 4, 2014, in connection with one or more offerings of shares from the Company's shelf registration statement on Form S-3 (No. 333-181128). For the three and six months ended June 30, 2014, the Company sold 115,866 shares under the ATM offering at a weighted-average selling price of $24.44 per share for gross proceeds of $2.8 million. Total offering costs under the ATM program for the three and six months ended June 30, 2014 were $0.2 million, of which less than $0.1 million relates to compensation costs paid to Credit Suisse Securities.
7. ACCUMULATED OTHER COMPREHENSIVE INCOME
The following table summarizes the changes in accumulated other comprehensive loss by component, net of tax, for the periods indicated:

	Three Months Ended June 30,
	2014			2013
	Unrealized holding gains (losses) on AFS	Impairment loss on securities	Total	Unrealized holding gains (losses) on AFS	Unrealized gain on cash flow hedge	Total
	(in thousands)
Beginning balance	$(11,275)	$144	$(11,131)	$7,222	$(17)	$7,205
Transfer of HTM securities to AFS	8,976	—	8,976	—	—	—
Other comprehensive income (loss) before reclassifications	10,525	—	10,525	(18,005)	47	(17,958)
Amounts reclassified from accumulated other comprehensive loss	102	—	102	3	—	3
Net current-period other comprehensive income (loss)	19,603	—	19,603	(18,002)	47	(17,955)
Ending balance	$8,328	$144	$8,472	$(10,780)	$30	$(10,750)

	Six Months Ended June 30,
	2014			2013
	Unrealized holding gains (losses) on AFS	Impairment loss on securities	Total	Unrealized holding gains (losses) on AFS	Unrealized gain on cash flow hedge	Total
	(in thousands)
Beginning balance	$(21,690)	$144	$(21,546)	$8,209	$17	$8,226
Transfer of HTM securities to AFS	8,976	—	8,976	—	—	—
Other comprehensive income (loss) before reclassifications	21,169	—	21,169	(18,900)	13	(18,887)
Amounts reclassified from accumulated other comprehensive loss	(127)	—	(127)	(89)	—	(89)
Net current-period other comprehensive income (loss)	30,018	—	30,018	(18,989)	13	(18,976)
Ending balance	$8,328	$144	$8,472	$(10,780)	$30	$(10,750)

The following table presents reclassifications out of accumulated other comprehensive loss:

	Amount reclassified from accumulated other comprehensive income
Details about accumulated other	Three Months Ended June 30,		Affected line item in the statement
comprehensive income components	2014	2013	where net income is presented
	(in thousands)
Unrealized gains and losses on AFS
	$(163)	$(5)	Loss on sales of investment securities, net
	61	2	Income tax expense
	$(102)	$(3)	Net of tax

	Amount reclassified from accumulated other comprehensive income
Details about accumulated other	Six Months Ended June 30,		Affected line item in the statement
comprehensive income components	2014	2013	where net income is presented
	(in thousands)
Unrealized gains and losses on AFS
	$203	$143	Gain on sales of investment securities, net
	(76)	(54)	Income tax benefit
	$127	$89	Net of tax
8. DERIVATIVES AND HEDGING ACTIVITIES
The Company is a party to various derivative instruments, mainly through our subsidiary, WAB. Derivative instruments are contracts between two or more parties that have a notional amount and an underlying variable, require a small or no initial investment, and allow for the net settlement of positions. A derivative’s notional amount serves as the basis for the payment provision of the contract, and takes the form of units, such as shares or dollars. A derivative’s underlying variable is a specified interest rate, security price, commodity price, foreign exchange rate, index, or other variable. The interaction between the notional amount and the underlying variable determines the number of units to be exchanged between the parties and influences the fair value of the derivative contract.
The primary type of derivatives that the Company uses are interest rate swaps. Generally, these instruments are used to help manage the Company's exposure to interest rate risk and meet client financing and hedging needs.
Derivative assets and liabilities are recorded at fair value on the balance sheet, after taking into account the effects of bilateral collateral and master netting agreements. These agreements allow us to settle all derivative contracts held with a single counterparty on a net basis, and to offset net derivative positions with related cash collateral, where applicable.
At June 30, 2014, after taking into account the effects of master netting agreements, we had zero derivative assets and $29.2 million of derivative liabilities that relate to contracts entered into for hedging purposes. As of June 30, 2014, the Company does not have any outstanding cash flow hedges or free-standing derivatives. As of December 31, 2013 and June 30, 2013, cash flow hedges were not significant, therefore, activity related to cash flow hedges is not separately presented in this Note.
Derivatives Designated in Hedge Relationships
The Company utilizes derivatives that have been designated as part of a hedge relationship in accordance with the applicable accounting guidance to minimize the exposure to changes in benchmark interest rates and volatility of net interest income and economic value of equity to interest rate fluctuations. The primary derivative instruments used to manage interest rate risk are interest rate swaps, which convert the contractual interest rate index of agreed-upon amounts of assets and liabilities (i.e., notional amounts) to another interest rate index.
The Company designates its “pay fixed/receive variable” interest rate swaps as fair value hedges. These contracts convert certain fixed-rate long-term loan assets into variable-rate assets, thereby modifying the Company's exposure to changes in interest rates. As a result, the Company receives variable-rate interest payments in exchange for making fixed-rate payments over the lives of the contracts without exchanging the notional amounts.

Fair Values, Volume of Activity, and Gain/Loss Information Related to Derivative Instruments
The following table summarizes the fair values of the Company's derivative instruments on a gross and net basis as of June 30, 2014, December 31, 2013, and June 30, 2013. The change in the notional amounts of these derivatives from December 31, 2013, to June 30, 2014, indicates the volume of our derivative transaction activity during the first six months of 2014. The notional amounts are not affected by bilateral collateral and master netting agreements. The derivative asset and liability balances are presented on a gross basis, prior to the application of bilateral collateral and master netting agreements. Total derivative assets and liabilities are adjusted to take into account the impact of legally enforceable master netting agreements that allow us to settle all derivative contracts with a single counterparty on a net basis and to offset the net derivative position with the related collateral. Where master netting agreements are not in effect or are not enforceable under bankruptcy laws, we do not adjust those derivative assets and liabilities with counterparties. The fair value of derivative contracts are included in “other assets” or “other liabilities” on the balance sheet, as indicated in the following table:

	June 30, 2014			December 31, 2013			June 30, 2013
		Fair Value			Fair Value			Fair Value
	Notional Amount	Derivative Assets	Derivative Liabilities	Notional Amount	Derivative Assets	Derivative Liabilities	Notional Amount	Derivative Assets	Derivative Liabilities
	(in thousands)
Derivatives designated as hedging instruments:
Fair value hedges
Interest rate swaps	$568,006	$2	$29,219	$294,997	$2,386	$788	$12,509	$78	$559
Total	568,006	2	29,219	294,997	2,386	788	12,509	78	559
Netting adjustments (1)	—	2	2	—	384	384	—	5	5
Net derivatives in the balance sheet	$568,006	$—	$29,217	$294,997	$2,002	$404	$12,509	$73	$554

(1)	Netting adjustments represent the amounts recorded to convert our derivative assets and liabilities from a gross basis to a net basis in accordance with the applicable accounting guidance.
Fair value hedges
The effective portion of a change in the fair value of an instrument is recorded as a basis adjustment to the underlying hedged asset or liability. The ineffective portion of a fair value hedge is recognized in income and recorded in “unrealized gains (losses) on assets / liabilities measured at fair value, net.” An assessment of effectiveness is performed at both initiation of a hedge and on a quarterly basis thereafter. All of our fair value hedges remained “highly effective” as of June 30, 2014, December 31, 2013 and June 30, 2013.
The following table summarizes the pre-tax net gains (losses) on our fair value hedges for the three and six months ended June 30, 2014 and 2013, and where they are recorded in the income statement.

	Three Months Ended June 30,
	2014		2013
Income Statement Classification	Net Losses on Swaps	Net Gains on Loans	Net Gains on Swaps	Net Losses on Loans
	(in thousands)
Unrealized gains (losses) on assets / liabilities measured at fair value, net	(16,635)	16,795	210	(180)	(a)

	Six Months Ended June 30,
	2014		2013
Income Statement Classification	Net Losses on Swaps	Net Gains on Loans	Net Gains on Swaps	Net Losses on Loans
	(in thousands)
Unrealized gains (losses) on assets / liabilities measured at fair value, net	(31,774)	31,570	298	(266)	(a)

(a)	Net gains (losses) on loans represent the change in fair value caused by fluctuations in interest rates.

Counterparty Credit Risk
Like other financial instruments, derivatives contain an element of credit risk. This risk is measured as the expected positive replacement value of the contracts. Management uses several means to mitigate and manage exposure to credit risk on derivative contracts. Management enters into bilateral collateral and master netting agreements that provide for the net settlement of all contracts with a single counterparty in the event of default. Additionally, management monitors counterparty credit risk exposure on each contract to determine appropriate limits on our total credit exposure across all product types. In general, the Company has a zero credit threshold with regard to derivative exposure with counterparties. Management reviews the Company's collateral positions on a daily basis and exchanges collateral with counterparties in accordance with standard ISDA documentation and other related agreements. The Company generally holds collateral in the form of highly rated securities issued by the U.S. Treasury or government-sponsored enterprises, such as GNMA, FNMA and FHLMC. The total collateral netted against net derivative liabilities totaled $29.2 million at June 30, 2014, $0.3 million at December 31, 2013, and $0.4 million at June 30, 2013.
The following table summarizes our largest exposure to an individual counterparty at the dates indicated:

	June 30, 2014	December 31, 2013	June 30, 2013
	(in thousands)
Largest gross exposure (derivative asset) to an individual counterparty	$2	$2,378	$53
Collateral posted by this counterparty	—	2,002	—
Derivative liability with this counterparty	28,874	376	—
Collateral pledged to this counterparty	28,872	—	—
Net exposure after netting adjustments and collateral	—	—	53
Credit Risk Contingent Features
Management has entered into certain derivative contracts that require the Company to post collateral to the counterparties when these contracts are in a net liability position. Conversely, the counterparties post collateral when these contracts are in a net asset position. The amount of collateral to be posted is based on the amount of the net liability and exposure thresholds. As of June 30, 2014, the aggregate fair value of all derivative contracts with credit risk contingent features (i.e., those containing collateral posting provisions) held by the Company that were in a net liability position totaled $29.2 million. The Company was in an over-collateralized net position of $17.5 million after considering $46.7 million of collateral held in the form of securities.
9. EARNINGS PER SHARE
Diluted earnings per share is based on the weighted average outstanding common shares during each period, including common stock equivalents. Basic earnings per share is based on the weighted average outstanding common shares during the period.
The following table presents the calculation of basic and diluted earnings per share for the three and six months ended June 30, 2014 and 2013.

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(in thousands, except per share amounts)
Weighted average shares - basic	86,501	85,659	86,379	85,493
Dilutive effect of stock awards	832	865	850	761
Weighted average shares - diluted	87,333	86,524	87,229	86,254
Net income available to common stockholders	$35,186	$33,719	$65,918	$54,252
Earnings per share - basic	0.41	0.39	0.76	0.63
Earnings per share - diluted	0.40	0.39	0.76	0.63
The Company had 4,000 and 163,300 stock options outstanding as of June 30, 2014 and December 31, 2013, respectively, that were not included in the computation of diluted earnings per common share because their effect would be anti-dilutive.

10. INCOME TAXES
Deferred tax assets and liabilities are included in the Consolidated Financial Statements at currently enacted income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes.
For the six months ended June 30, 2014, the net deferred tax assets decreased $12.4 million to $68.3 million. This overall decrease in the net deferred tax asset was primarily the result of decreases to deferred tax assets from exercises and forfeitures of equity compensation, changes in the fair market value of AFS securities and fair market value adjustments related to acquired loans, which were partially offset by increases to deferred tax assets from AMT credit and LIHTC carryovers, the Centennial return to provision adjustment along with a release of valuation allowance.
Although realization is not assured, the Company believes that the realization of the recognized deferred tax asset of $68.3 million at June 30, 2014 is more likely than not based on expectations as to future taxable income and based on available tax planning strategies within the meaning of ASC 740, Income Taxes, that could be implemented if necessary to prevent a carryover from expiring.
At June 30, 2014 and December 31, 2013, the Company had a $4.2 million and a $5.6 million deferred tax valuation allowance, respectively. As of June 30, 2014, $2.8 million relates to net capital loss carryovers from the sale of preferred stock investments and the remaining valuation allowance of $1.4 million relates to Arizona state NOL carryovers and IRC Section 382 limitations associated with the Company's acquisition of Western Liberty Bancorp.
The deferred tax asset related to federal and state NOL carryovers outstanding at June 30, 2014 available to reduce tax liability in future years totaled $9.5 million. This is comprised of $8.3 million of tax benefits from federal NOL carryovers (subject to an annual limitation imposed by Section 382 of the IRC as discussed below) and $1.2 million of tax benefits from Arizona state NOL carryovers that began to expire in 2013. The Company’s ability to use federal NOL carryovers, as well as its ability to use certain future tax deductions called NUBILs associated with the Company's acquisitions of Western Liberty Bancorp and Centennial Bank, will be subject to separate annual limitations of $1.8 million and $1.6 million of deductions from taxable income, respectively. In management’s opinion, it is more likely than not that the results of future operations will generate sufficient taxable income to realize all but $1.4 million of the deferred tax benefits related to these NOL carryovers and NUBILs.
The Company's effective tax rate was 22.90% and 18.28% for the three months ended June 30, 2014 and 2013, respectively. For the six months ended June 30, 2014 and 2013, the Company's effective tax rate was 23.94% and 21.90%, respectively. The increase in the effective tax rate for the six months ended June 30, 2014 compared to the six months ended June 30, 2013 is due primarily to the bargain purchase gain related to the Centennial acquisition recorded in the second quarter of 2013 with no similar benefit recorded in 2014. The full impact of this effective tax rate increase was offset by the increase in the projected tax-exempt income for the year compared to the prior year.

Investments in LIHTC
The Company invests in LIHTC funds that are designed to generate a return primarily through the realization of federal tax credits.
The Company adopted the amendments to ASC 323-740, issued in ASU 2014-01, as of January 1, 2014, which revises the accounting for investments in qualified affordable housing projects. As a result, the Company has adjusted its prior period financial statements to apply the proportional amortization methodology in accounting for these investments. This impacted the balance of tax credit investments and related current and deferred tax items on the consolidated balance sheets. In accordance with ASC 323-740, the tax credit investment amortization is now presented as a component of income tax expense. Previously, the amortization expense was included as a component of non-interest income.
The following table summarizes the impact of the change in the Consolidated Financial Statements for the periods indicated:

December 31, 2013
(in thousands)
Consolidated Balance Sheet:
Deferred tax assets, net
As previously reported	$79,374
As reported under new guidance	80,688
Other assets
As previously reported (1)	186,288
As reported under new guidance	185,221
Stockholders' Equity
As previously reported	855,251
As reported under new guidance	855,498

(1)	Includes a $14.6 million reclassification from premises and equipment, net.

	Three Months Ended June 30, 2013	Six Months Ended June 30, 2013
	(in thousands)
Consolidated Income Statement:
Non-interest income
As previously reported	$10,862	$14,761
As reported under new guidance	11,762	16,561
Income tax expense
As previously reported	6,817	13,625
As reported under new guidance	7,661	15,448
Income from continuing operations
As previously reported	34,185	55,111
As reported under new guidance	34,241	55,088
Net income
As previously reported	34,016	54,980
As reported under new guidance	34,072	54,957
Net income available to common stockholders
As previously reported	33,663	54,275
As reported under new guidance	33,719	54,252
Earnings per share applicable to common stockholders--basic
As previously reported	0.39	0.63
As reported under new guidance	0.39	0.63
Earnings per share applicable to common stockholders--diluted
As previously reported	0.39	0.63
As reported under new guidance	0.39	0.63
The cumulative effect of adoption of this guidance at December 31, 2013 was an increase to stockholders' equity of $0.2 million and a decrease to stockholder's equity of $0.2 million at December 31, 2012.
Investments in LIHTC and unfunded LIHTC obligations are included as part of other assets and other liabilities, respectively, in the Consolidated Balance Sheet and total $125.9 million and $61.7 million, respectively, as of June 30, 2014. For the three and six months ended June 30, 2014, $3.3 million and $6.3 million of amortization related to LIHTC investments was recognized as a component of income tax expense, respectively.
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

A summary of the contractual amounts for unfunded commitments and letters of credit are as follows:

	June 30, 2014	December 31, 2013
	(in thousands)
Commitments to extend credit, including unsecured loan commitments of $217,598 at June 30, 2014 and $237,063 at December 31, 2013	$1,872,851	$1,878,340
Credit card commitments and financial guarantees	35,805	33,632
Standby letters of credit, including unsecured letters of credit of $6,311 at June 30, 2014 and $4,896 at December 31, 2013	40,181	31,271
Total	$1,948,837	$1,943,243
Commitments to extend credit are agreements to lend to a customer provided that there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. The Company enters into credit arrangements that generally provide for the termination of advances in the event of a covenant violation or other event of default. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management’s credit evaluation of the party. The commitments are collateralized by the same types of assets used as loan collateral.
The Company has exposure to credit losses from unfunded commitments and letters of credit. As funds have not been disbursed on these commitments, they are not reported as loans outstanding. Credit losses related to these commitments are not included in the allowance for credit losses reported in "Note 3. Loans, Leases and Allowance for Credit Losses" of the unaudited consolidated financial statements and are accounted for as a separate loss contingency. This loss contingency for unfunded loan commitments and letters of credit was $2.1 million and $2.0 million as of June 30, 2014 and December 31, 2013, respectively. Changes to this liability are adjusted through non-interest expense.
Concentrations of Lending Activities
The Company’s lending activities are driven in large part by the customers served in the market areas where the Company has branch offices in the states of Arizona, Nevada and California. Despite the geographic concentration of lending activities, the Company does not have a single external customer from which it derives 10% or more of its revenues. The Company monitors concentrations within five broad categories: geography, industry, product, call code, and collateral. The Company grants commercial, construction, real estate and consumer loans to customers through branch offices located in the Company’s primary markets. The Company’s business is concentrated in these areas and the loan portfolio includes significant credit exposure to the CRE market of these areas. As of June 30, 2014 and December 31, 2013, CRE related loans accounted for approximately 55% and 58% of total loans, respectively, and approximately 1% and 2%, respectively, of CRE related loans are secured by undeveloped land. Substantially all of these loans are secured by first liens with an initial loan to value ratio of generally not more than 75%. Approximately 45% and 46% of these CRE loans, excluding construction and land loans, were owner occupied at June 30, 2014 and December 31, 2013, respectively. In addition, approximately 3% and 4% of total loans were unsecured as of June 30, 2014 and December 31, 2013, respectively.
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
Lease Commitments
The Company leases the majority of its office locations and many of these leases contain multiple renewal options and provisions for increased rents. Total rent expense of $1.7 million and $1.9 million was included in occupancy expenses for the three months ended June 30, 2014 and 2013, respectively. For the six months ended June 30, 2014 and 2013, total rent expense was $3.3 million and $3.7 million, respectively.

12. FAIR VALUE ACCOUNTING
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
Under ASC 825, the Company elected the FVO treatment for the junior subordinated debt and certain investment securities. This election is generally irrevocable and unrealized gains and losses on these items must be reported in earnings at each reporting date. The Company continues to account for these items under the FVO. Since adoption, there were no financial instruments purchased by the Company which met the ASC 825 fair value election criteria, and therefore, no additional instruments have been added under the FVO election.
All securities for which the fair value measurement option had been elected are included in a separate line item on the consolidated balance sheet entitled “securities measured at fair value.”
For the three and six months ended June 30, 2014 and 2013, gains and losses from fair value changes included in the consolidated income statements were as follows:

	Changes in Fair Values for Items Measured at Fair Value Pursuant to Election of the Fair Value Option
	Unrealized Gain/(Loss) on Assets and Liabilities Measured at Fair Value, Net	Interest Income on Securities	Interest Expense on Junior Subordinated Debt	Total Changes Included in Current-Period Earnings
	(in thousands)
Three Months Ended June 30, 2014:
Securities measured at fair value	$(2)	$1	$—	$(1)
Junior subordinated debt	125	—	(443)	(318)
Total	$123	$1	$(443)	$(319)
Six Months Ended June 30, 2014:
Securities measured at fair value	$16	$2	$—	$18
Junior subordinated debt	(853)	—	(864)	(1,717)
Total	$(837)	$2	$(864)	$(1,699)

	Changes in Fair Values for Items Measured at Fair Value Pursuant to Election of the Fair Value Option
	Unrealized Gain/(Loss) on Assets and Liabilities Measured at Fair Value, Net	Interest Income on Securities	Interest Expense on Junior Subordinated Debt	Total Changes Included in Current-Period Earnings
	(in thousands)
Three Months Ended June 30, 2013:
Securities measured at fair value	$(52)	$4	$—	$(48)
Junior subordinated debt	(3,238)	—	(455)	(3,693)
Total	$(3,290)	$4	$(455)	$(3,741)
Six Months Ended June 30, 2013:
Securities measured at fair value	$(54)	$6	$—	$(48)
Junior subordinated debt	(3,707)	—	(921)	(4,628)
Total	$(3,761)	$6	$(921)	$(4,676)
The following table presents the portion of trading securities losses related to trading securities still held at the reporting date:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(in thousands)
Net gains and (losses) for the period on trading securities included in earnings	$(2)	$(52)	$16	$(54)
Less: net gains and (losses) recognized during the period on trading securities sold during the period	—	—	—	—
Change in unrealized gains or (losses) for the period included in earnings for trading securities held at the end of the reporting period	$(2)	$(52)	$16	$(54)
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
Securities measured at fair value: All of the Company’s securities measured at fair value, the majority of which are mortgage-backed securities, are reported at fair value utilizing Level 2 inputs in the same manner as described above for AFS securities.
Independent pricing service: Our independent pricing service provides pricing information on Level 1, 2 and 3 securities, and represents the pricing source for the majority of the portfolio. Management independently evaluates fair value measurements received from our third-party pricing service through multiple review steps. First, management reviews what has transpired in the marketplace with respect to interest rates, credit spreads, volatility, mortgage rates, among other things, and develops an expectation on changes to the securities valuations from the previous quarter. Then management obtains market values from additional sources. The pricing service provides management with observable market data, including interest rate curves and mortgage prepayment speed grids, as well as dealer quote sheets, new bond offering sheets, and historical trade documentation. Management reviews the assumptions and decides whether they are reasonable. Management may compare interest rates, credit spreads and prepayments speeds used as part of the assumptions to those that management believes are reasonable. Management may price securities using the provided assumptions to determine whether they can develop similar prices on like securities. Any discrepancies with management’s review and the prices provided by the vendor are discussed with the vendor and the Company’s other valuation advisors. Last, management selects a sample of investment securities and compares the values provided by our primary third-party pricing service to the market values obtained from secondary sources and evaluates those with notable variances.
Annually, the Company receives an SSAE 16 report from its independent pricing service attesting to the controls placed on the operations of the service from its auditor.
Interest rate swaps: Interest rate swaps are reported at fair value utilizing Level 2 inputs. The Company obtains dealer quotations to value its interest rate swaps.
Junior subordinated debt: The Company estimates the fair value of its junior subordinated debt using a discounted cash flow model, which incorporates the effect of the Company’s own credit risk in the fair value of the liabilities (Level 3). The Company’s cash flow assumptions were based on the contractual cash flows as the Company anticipates that it will pay the debt according to its contractual terms. During 2013, the Company established and continues to use the BB 20-Year Index adjusted for a credit risk spread. The Company estimated the discount rate at 5.743%, which is a 551 basis point spread over 3 month LIBOR (0.231% as of June 30, 2014). As of December 31, 2013, the Company estimated the discount rate at 5.861%, which was a 562 basis point spread over 3 month LIBOR 0.246%.
The fair value of assets and liabilities measured at fair value on a recurring basis were determined using the following inputs at the periods presented:

	Fair Value Measurements at the End of the Reporting Period Using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
	(in thousands)
June 30, 2014
Assets:
Measured at fair value
Residential MBS issued by GSEs	$—	$2,379	$—	$2,379
Private label residential MBS	—	414	—	414
Total securities measured at fair value	$—	$2,793	$—	$2,793
Available-for-sale
U.S. government sponsored agency securities	$—	$17,911	$—	$17,911
Corporate debt securities	—	95,940	—	95,940
Municipal obligations	—	305,282	—	305,282
Preferred stock	73,219	—	—	73,219
Mutual funds	38,054	—	—	38,054
Residential MBS issued by GSEs	—	947,683	—	947,683
Commercial MBS issued by GSEs	—	2,084	—	2,084
Private label residential MBS	—	34,836	—	34,836
Private label commercial MBS	—	5,395	—	5,395
Trust preferred securities	—	25,582	—	25,582
CRA investments	23,930	—	—	23,930
Collateralized debt obligations	—	7,298	58	7,356
Total AFS	$135,203	$1,442,011	$58	$1,577,272
Derivative assets	$—	$28,505	$—	$28,505
Liabilities:
Junior subordinated debt	$—	$—	$42,711	$42,711
Derivative liabilities	$—	$29,221	$—	$29,221

	Fair Value Measurements at the End of the Reporting Period Using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
	(in thousands)
December 31, 2013
Assets:
Measured at fair value
Residential MBS issued by GSEs	$—	$3,036	$—	$3,036

Available-for-sale
U.S. government sponsored agency securities	$—	$46,975	$—	$46,975
Municipal obligations	—	115,665	—	115,665
Preferred stock	61,484	—	—	61,484
Mutual funds	36,532	—	—	36,532
Residential MBS issued by GSEs	—	1,021,421	—	1,021,421
Private label residential MBS	—	36,099	—	36,099
Private label commercial MBS	—	5,433	—	5,433
Trust preferred securities	—	23,805	—	23,805
CRA investments	23,282	—	—	23,282
Total AFS	$121,298	$1,249,398	$—	$1,370,696
Derivative assets	$—	$2,783	$—	$2,783
Liabilities:
Junior subordinated debt	$—	$—	$41,858	$41,858
Derivative liabilities	$—	$4,168	$—	$4,168
For the three and six months ended June 30, 2014 and 2013, the change in Level 3 liabilities measured at fair value on a recurring basis was as follows:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Junior Subordinated Debt
	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(in thousands)
Opening balance	$(42,836)	$(36,687)	$(41,858)	$(36,218)
Total losses for the period
Included in earnings (and changes in net assets) (1)	125	(3,238)	(853)	(3,707)
Closing balance	$(42,711)	$(39,925)	$(42,711)	$(39,925)
Change in unrealized gains (losses) for the three month period included in earnings (and changes in net assets)	$125	$(3,238)	$(853)	$(3,707)

(1)	Total gains (losses) for the period are included in the non-interest income line, unrealized gains (losses) on assets / liabilities measured at fair value, net.
For Level 3 liabilities measured at fair value on a recurring basis as of June 30, 2014 and December 31, 2013, the significant unobservable inputs used in the fair value measurements were as follows:

	June 30, 2014	Valuation Technique	Significant Unobservable Inputs	Input Value
	(dollars in thousands)
Junior subordinated debt	$42,711	Discounted cash flow	BB Corporate Bond over Treasury Index with comparable credit spread	5.743%

	December 31, 2013	Valuation Technique	Significant Unobservable Inputs	Input Value
	(dollars in thousands)
Junior subordinated debt	$41,858	Discounted cash flow	BB Corporate Bond over Treasury Index with comparable credit spread	5.861%
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
Fair value on a nonrecurring basis
Certain assets are measured at fair value on a nonrecurring basis. That is, the instruments are not measured at fair value on an ongoing basis, but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). The following table presents such assets carried on the balance sheet by caption and by level within the ASC 825 hierarchy:

	Fair Value Measurements at the End of the Reporting Period Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Active Markets for Similar Assets (Level 2)	Unobservable Inputs (Level 3)
	(in thousands)
As of June 30, 2014:
Impaired loans with a specific valuation allowance	$16,077	$—	$—	$16,077
Impaired loans without a specific valuation allowance	91,533	—	—	91,533
Other assets acquired through foreclosure	59,292	—	—	59,292
December 31, 2013
Impaired loans with a specific valuation allowance	$20,474	$—	$—	$20,474
Impaired loans without a specific valuation allowance	95,695	—	—	95,695
Other assets acquired through foreclosure	66,719	—	—	66,719
Impaired loans: The specific reserves for collateral dependent impaired loans are based on the fair value of the collateral. The fair value of collateral is determined based on third-party appraisals. Appraisals may utilize a single valuation approach or a combination of approaches, including comparable sales and the income approach. Fair value is determined, where possible, using market prices derived from an appraisal or evaluation, which are considered to be Level 2. However, certain assumptions and unobservable inputs are often used by the appraiser, therefore qualifying the assets as Level 3 in the fair value hierarchy. In some cases, adjustments are made to the appraised values due to various factors, including age of the appraisal (which are generally obtained every twelve months), age of comparables included in the appraisal and known changes in the market and in the collateral. When significant adjustments are based on unobservable inputs, such as when a current appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the resulting fair value measurement has been categorized as a Level 3 measurement. These Level 3 impaired loans had an aggregate carrying amount of $19.6 million and $25.8 million, respectively, at June 30, 2014 and December 31, 2013. Specific reserves in the allowance for loan losses for these loans were $3.5 million and $5.3 million, respectively, at June 30, 2014 and December 31, 2013.
Other assets acquired through foreclosure: Other assets acquired through foreclosure consist of properties acquired as a result of, or in-lieu-of, foreclosure. Properties or other assets classified as other assets acquired through foreclosure and other repossessed property are initially reported at the fair value determined by independent appraisals using appraised value, less estimated costs to sell. Such properties are generally re-appraised every six to twelve months. There is risk for subsequent volatility. Costs relating to the development or improvement of the assets are capitalized and costs relating to holding the assets are charged to expense. The Company had $59.3 million of such assets at June 30, 2014. Fair value is determined, where possible, using market prices derived from an appraisal or evaluation, which are considered to be Level 2. However, certain assumptions and unobservable inputs are often used by the appraisal, therefore qualifying the assets as Level 3 in the fair value hierarchy. When significant adjustments are based on unobservable inputs, such as when a current appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the resulting fair value measurement has been categorized as a Level 3 measurement.
Credit vs. non-credit losses
Under the provisions of ASC 320, Investments-Debt and Equity Securities, OTTI is separated into the amount of total impairment related to the credit loss and the amount of the total impairment related to all other factors. The amount of the total OTTI related to the credit loss is recognized in earnings. The amount of the total impairment related to all other factors is recognized in OCI.
For the three and six months ended June 30, 2014 and 2013, the Company determined that no securities experienced credit losses.
The following table presents a rollforward of the amount related to impairment credit losses recognized in earnings for the six months ended June 30, 2013. As a result of the sale of these securities during the second quarter of 2013, there is no OTTI balance recognized in comprehensive income as of June 30, 2014.

Private Label Mortgage- Backed Securities	Six Months Ended June 30, 2013
(in thousands)
Beginning balance of impairment losses held in other comprehensive income	$(1,811)
Current period OTTI credit losses recognized through earnings	—
Reductions for securities sold during the period	1,811
Additions or reductions in credit losses due to change of intent to sell	—
Reductions for increases in cash flows to be collected on impaired securities	—
Ending balance of net unrealized losses held in other comprehensive income	$—
FAIR VALUE OF FINANCIAL INSTRUMENTS
The estimated fair value of the Company’s financial instruments is as follows:

	June 30, 2014
	Carrying Amount	Fair Value
		Level 1	Level 2	Level 3	Total
	(in thousands)
Financial assets:
Investment securities:
AFS	$1,577,272	$135,203	$1,442,011	$58	$1,577,272
Trading	2,793	—	2,793	—	2,793
Derivative assets	28,505	—	28,505	—	28,505
Loans, net	7,438,630	—	6,721,368	107,610	6,828,978
Financial liabilities:
Deposits	8,469,505	—	8,473,609	—	8,473,609
Customer repurchase agreements	53,688	—	53,688	—	53,688
FHLB and FRB advances	273,096	—	273,096	—	273,096
Other borrowed funds	64,436	—	—	70,472	70,472
Junior subordinated debt	42,711	—	—	42,711	42,711
Derivative liabilities	29,221	—	29,221	—	29,221

	December 31, 2013
	Carrying Amount	Fair Value
		Level 1	Level 2	Level 3	Total
	(in thousands)
Financial assets:
Investment securities:
HTM	$283,006	$22,200	$259,496	$8	$281,704
AFS	1,370,696	121,298	1,249,398	—	1,370,696
Trading	3,036	—	3,036	—	3,036
Derivative assets	2,783	—	2,783	—	2,783
Loans, net	6,701,365	—	6,090,962	116,169	6,207,131
Financial liabilities:
Deposits	7,838,205	—	7,842,014	—	7,842,014
Customer repurchase agreements	71,192	—	71,192	—	71,192
FHLB and FRB advances	273,879	—	273,879	—	273,879
Other borrowed funds	67,217	3,000	—	71,475	74,475
Junior subordinated debt	41,858	—	—	41,858	41,858
Derivative liabilities	4,168	—	4,168	—	4,168
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
Interest rate risk exposure is measured using interest rate sensitivity analysis to determine our change in net portfolio value and net interest income resulting from hypothetical changes in interest rates. If potential changes to net portfolio value and net interest income resulting from hypothetical interest rate changes are not within the limits established by the Board of Directors, the Board may direct management to adjust the asset and liability mix to bring interest rate risk within Board-approved limits. As of June 30, 2014, the Company’s interest rate risk profile was within Board-approved limits.
WAB has an ALCO charged with managing interest rate risk within the Board of Directors approved limits. Limits are structured to prohibit an interest rate risk profile that is unacceptable to both management and Board of Directors risk tolerances. There is also ALCO reporting at the holding company level for reviewing interest rate risk for the Consolidated Company.
Fair value of commitments
The estimated fair value of standby letters of credit outstanding at June 30, 2014 and December 31, 2013 was insignificant. Loan commitments on which the committed interest rates were less than the current market rate are also insignificant at June 30, 2014 and December 31, 2013.

13. DISPOSITIONS
Discontinued Operations
The Company has discontinued its affinity credit card business and has presented these activities as discontinued operations. The following table summarizes the operating results of the discontinued operations for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(in thousands)
Operating revenue	$(214)	$1,132	$(358)	$2,271
Non-interest expenses	(511)	(1,424)	(1,369)	(2,498)
Loss before income taxes	(725)	(292)	(1,727)	(227)
Income tax benefit	(221)	(123)	(569)	(96)
Net loss	$(504)	$(169)	$(1,158)	$(131)
14. SEGMENTS
On December 31, 2013, the Company consolidated its three bank subsidiaries under one charter, WAB. As a result, the Company has redefined its operating segments to reflect the new organizational and internal reporting structure. The realignment of the Company’s segments resulted in significant differences from the old segmentation methodology. Some of the more substantial changes, which are effective as of January 1, 2014, include the following:

•	Loans previously participated between WAB, BON and TPB were repatriated to the originating region in Arizona, Nevada, and California.

•	Expansion in the number of cost centers used, which involved transfers of employees to new or different costs centers.

•
Implementation of a funds transfer pricing process that matches assets and liabilities with similar interest rate sensitivity and maturity characteristics to correspond to the employee movements as well as the loan repatriations and other asset movements.

•	Implementation of a new expense allocation methodology to allocate indirect costs across all segments based on key metrics.
All of the aforementioned changes were made as of the end of 2013 and were not retrospective. Consequently, the Company determined that recasting prior year segment information to conform to the new segmentation methodology would be impracticable due to the substantial time and cost that would be involved in recasting this information. Also, given the incomparability of the reporting segments between periods, the Company determined that disclosure of the reportable segment information for the period ended June 30, 2014, as previously reported under the old basis, would not be beneficial to the reader as it does not assist the reader in better understanding the Company’s performance, assessing its prospects for future net cash flows or making more informed judgments about the Company as a whole, which are the primary objectives of ASC 280-10.
The new operating segments are as follows: Arizona, Nevada, California, National Business Lines, and Corporate & Other.
The Company's reportable segments are aggregated primarily based on geographic location, services offered and markets served. The Arizona, Nevada and California segments provide full service banking and related services to their respective markets although operations may not be domiciled in these states. The Company's National Business Lines segment provides banking services to niche markets. These National Business Lines are broader in geographic scope and are managed centrally. Corporate & Other consists of corporate-related items, income and expense items not allocated to our other reportable segments and inter-segment eliminations.
The Company's segment reporting process begins with the assignment of all loan and deposit accounts directly to the segments where these products are originated and/or serviced. Equity capital is assigned to each segment based on the risk profile of their assets and liabilities, which ranged from 0% to 12% during the period, with a funds credit provided for the use of this equity as a funding source. Any excess collateral above the allocated capital is assigned to the Corporate & Other segment.
Net interest income, provision for credit losses and non-interest expense amounts are recorded in their respective segment to the extent that the amounts are directly attributable to those segments. Net interest income is recorded in each segment on a TEB with a corresponding increase in income tax expense.

Further, net interest income of a reportable segment includes a funds transfer pricing process that matches assets and liabilities with similar interest rate sensitivity and maturity characteristics. Using this funds transfer pricing methodology, liquidity is transferred between "users" and "providers." A net user of funds has lending/investing in excess of deposits/borrowings and a net provider of funds has deposits/borrowings in excess of lending/investing. A segment which is a user of funds is then charged for the use of funds while a provider of funds is credited through funds transfer pricing which is determined based on the average life of the assets or liabilities in the portfolio.
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
The following is a summary of selected operating segment information as of and for the three and six months ended June 30, 2014:

	Arizona	Nevada	California	National Business Lines	Corporate & Other	Consolidated Company
	(dollars in millions)
As of June 30, 2014:
Assets:
Cash, cash equivalents and investment securities	$3.0	$7.0	$2.4	$—	$1,973.6	$1,986.0
Gross loans and deferred fees, net	2,131.0	1,682.6	1,694.8	1,951.5	84.6	7,544.6
Less: allowance for credit losses	(29.9)	(23.6)	(23.8)	(27.4)	(1.2)	(105.9)
Loans, net	2,101.1	1,659.0	1,671.0	1,924.1	83.4	7,438.7
Other repossessed assets	13.1	24.1	—	—	22.1	59.3
Goodwill and intangible assets, net	—	26.5	—	—	—	26.5
Other assets	42.2	62.7	26.2	21.1	361.0	513.2
Total assets	$2,159.4	$1,779.3	$1,699.6	$1,945.2	$2,440.1	$10,023.6
Liabilities:
Deposits (1)	$2,115.4	$3,187.8	$2,061.1	$886.3	$218.9	$8,469.5
Borrowings	—	—	—	—	337.5	337.5
Other liabilities	20.9	46.8	4.8	24.7	161.7	258.9
Total liabilities	2,136.3	3,234.6	2,065.9	911.0	718.1	9,065.9
Allocated equity	233.7	212.5	188.7	152.3	170.5	957.7
Liabilities and stockholders' equity	$2,370.0	$3,447.1	$2,254.6	$1,063.3	$888.6	$10,023.6
Excess funds provided (used)	210.6	1,667.8	555.0	(881.9)	(1,551.5)	—

	(in thousands)
Three Months Ended June 30, 2014:
Net interest income (expense)	$29,211	$29,359	$24,702	$16,226	$(5,600)	$93,898
Provision for (recovery of) credit losses	3	(2,011)	(1,672)	3,467	720	507
Net interest income (expense) after provision for credit losses	29,208	31,370	26,374	12,759	(6,320)	93,391
Non-interest income	934	2,352	970	643	874	5,773
Non-interest expense	(12,793)	(16,026)	(13,342)	(6,640)	(3,615)	(52,416)
Income (loss) from continuing operations before income taxes	17,349	17,696	14,002	6,762	(9,061)	46,748
Income tax expense (benefit)	6,805	6,194	5,887	2,536	(10,716)	10,706
Income from continuing operations	10,544	11,502	8,115	4,226	1,655	36,042
Loss from discontinued operations, net	—	—	—	—	(504)	(504)
Net income	$10,544	$11,502	$8,115	$4,226	$1,151	$35,538

	Arizona	Nevada	California	National Business Lines	Corporate & Other	Consolidated Company
	(in thousands)
Six Months Ended June 30, 2014:
Net interest income (expense)	$55,819	$57,954	$47,494	$30,190	$(6,782)	$184,675
Provision for (recovery of) credit losses	1,561	(2,895)	(1,017)	5,637	721	4,007
Net interest income (expense) after provision for credit losses	54,258	60,849	48,511	24,553	(7,503)	180,668
Non-interest income	1,754	4,641	2,220	725	1,268	10,608
Non-interest expense	(26,097)	(31,262)	(26,385)	(13,148)	(5,273)	(102,165)
Income (loss) from continuing operations before income taxes	29,915	34,228	24,346	12,130	(11,508)	89,111
Income tax expense (benefit)	11,734	11,981	10,237	4,549	(17,171)	21,330
Income from continuing operations	18,181	22,247	14,109	7,581	5,663	67,781
Loss from discontinued operations, net	—	—	—	—	(1,158)	(1,158)
Net income	$18,181	$22,247	$14,109	$7,581	$4,505	$66,623

(1)	Certain centrally-managed deposits from prior periods were re-allocated to specific regions to conform to current presentation.

Item 2.	Management's Discussions and Analysis of Financial Condition and Results of Operations.
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
Forward-Looking Information
Certain statements contained in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Company intends such forward-looking statements be covered by the safe harbor provisions for forward-looking statements. All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including statements that are related to or are dependent on estimates or assumptions relating to expectations, beliefs, projections, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts.
The forward-looking statements contained in this Form 10-Q reflect our current views about future events and financial performance and involve certain risks, uncertainties, assumptions and changes in circumstances that may cause our actual results to differ significantly from historical results and those expressed in any forward-looking statement, including those risks discussed under the heading “Risk Factors” in this Form 10-Q. Risks and uncertainties include those set forth in our filings with the SEC and the following factors that could cause actual results to differ materially from those presented: 1) financial market and economic conditions adversely effecting financial performance; 2) dependency on real estate and events that negatively impact real estate; 3) high concentration of commercial real estate, construction and development and commercial and industrial loans; 4) actual credit losses may exceed expected losses in the loan portfolio; 5) the geographic concentrations of our assets increase the risks related to local economic conditions; 6) sovereign credit rating downgrades; 7) exposure of financial instruments to certain market risks may cause volatility in earnings; 8) dependence on low-cost deposits; 9) ability to borrow from the FHLB or the FRB; 10) events that further impair goodwill; 11) a change in the our creditworthiness; 12) expansion strategies may not be successful; 13) risk associated with the recent consolidation of our bank subsidiaries; 14) our ability to compete in a highly competitive market; 15) our ability to recruit and retain qualified employees, especially seasoned relationship bankers and senior management; 16) the effects of terrorist attacks or threats of war; 17) perpetration of internet fraud; 18) information security breaches; 19) reliance on other companies' infrastructure; 20) risk management policies not fully effective; 21) risks associated with new lines of businesses; 22) risk of operating in a highly regulated industry and our ability to remain in compliance; 23) failure to comply with state and federal banking agency laws and regulations; 24) changes in interest rates and increased rate competition; 25) exposure to environmental liabilities related to the properties to which we acquire title; and 26) risks related to ownership and price of our common stock.
For more information regarding risks that may cause our actual results to differ materially from any forward-looking statements, see “Risk Factors” in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2013.
Financial Overview and Highlights
WAL is a bank holding company headquartered in Phoenix, Arizona, originally incorporated under the laws of the state of Nevada. On May 29, 2014, WAL was re-incorporated under the laws of the state of Delaware. WAL provides comprehensive business banking and related financial services through its wholly-owned subsidiary bank: WAB, doing business as ABA in Arizona, as FIB in Northern Nevada, as BON in Southern Nevada, as TPB in California, and as AAB throughout the U.S. In addition, the Company has two non-bank subsidiaries, WAEF, which offers equipment finance services nationwide, and LVSP, which holds and manages certain non-performing loans and OREO. On July 1, 2014, WAEF was contributed to WAB by WAL and is now a subsidiary of the Bank.
Financial Result Highlights for the Second Quarter of 2014
Net income available to common stockholders for the Company of $35.2 million, or $0.40 per diluted share, for the second quarter of 2014, compared to $33.7 million, or $0.39 per diluted share, for the second quarter of 2013. For the six months ended June 30, 2014, net income available to common stockholders was $65.9 million, or $0.76 per diluted share, compared to $54.3 million, or $0.63 per diluted share, for the six months ended June 30, 2013.
The significant factors impacting earnings of the Company during the second quarter of 2014 were:

•
Pre-tax, pre-provision operating earnings (see Non-GAAP Financial Measures beginning on page 60) for the second quarter of 2014 increased $7.3 million to $47.4 million, compared to $40.1 million for the second quarter of 2013. For the comparable six month periods, pre-tax, pre-provision operating earnings increased $16.6 million to $91.8 million, compared to $75.2 million for the six months ended June 30, 2013.

•	The Company experienced loan growth of $743.2 million to $7.54 billion at June 30, 2014 from $6.80 billion at December 31, 2013.

•	Other assets acquired through foreclosure declined by $7.4 million to $59.3 million at June 30, 2014 from $66.7 million at December 31, 2013.

•	The Company increased deposits by $631.3 million to $8.47 billion at June 30, 2014 from $7.84 billion at December 31, 2013.

•
Provision for credit losses for the second quarter of 2014 decreased by $3.0 million to $0.5 million, compared to $3.5 million for the second quarter of 2013, as net charge-offs also declined by $4.2 million to net recoveries of $1.5 million in the second quarter of 2014, compared to net charge-offs of $2.7 million for the second quarter of 2013. For the comparable six month periods, provision for credit losses decreased by $4.9 million to $4.0 million, compared to $8.9 million for the six months ended June 30, 2013 as net charge-offs declined by $9.9 million to net recoveries of $1.9 million, compared to net charge-offs of $8.0 million for the six months ended June 30, 2013.

•
Net interest margin increased to 4.39%, compared to 4.36% for the second quarter of 2013. For the comparable six month periods, net interest margin increased to 4.40%, compared to 4.36% for the six months ended June 30, 2013.

•
Key asset quality ratios improved at June 30, 2014 compared to December 31, 2013. Nonaccrual loans and repossessed assets to total assets improved to 1.23% from 1.53% at December 31, 2013 and nonaccrual loans to gross loans improved to 0.85% at the end of the second quarter of 2014 compared to 1.11% at December 31, 2013.

•	Tangible book value per share, net of tax, at June 30, 2014 increased by $1.12 to $9.02, compared to $7.90 at December 31, 2013.
The impact to the Company from these items and others, of both a positive and negative nature, are discussed in more detail below as they pertain to the Company’s overall comparative performance for the three and six months ended June 30, 2014.
Results of Operations and Financial Condition
A summary of our results of operations, financial condition and select metrics are included in the following tables:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(in thousands, except per share amounts)
Net income available to common stockholders	$35,186	$33,719	$65,918	$54,252
Earnings per share applicable to common stockholders--basic	0.41	0.39	0.76	0.63
Earnings per share applicable to common stockholders--diluted	0.40	0.39	0.76	0.63
Net interest margin	4.39%	4.36%	4.40%	4.36%
Return on average assets	1.46	1.62	1.39	1.35
Return on average tangible common equity	17.41	21.41	16.77	17.66

	June 30, 2014	December 31, 2013
	(in thousands)
Total assets	$10,023,587	$9,307,342
Loans, net of deferred loan fees and costs	7,544,567	6,801,415
Total deposits	8,469,505	7,838,205

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

	June 30, 2014	December 31, 2013
	(in thousands)
Non-accrual loans	$64,345	$75,680
Non-performing assets	216,341	233,509
Non-accrual loans to gross loans	0.85%	1.11%
Net (recoveries) charge-offs to average loans - annualized	(0.09)	0.13
Asset and Deposit Growth
The Company’s assets and liabilities are comprised primarily of loans and deposits; therefore, the ability to originate new loans and attract new deposits is fundamental to the Company’s growth. Total assets increased to $10.02 billion at June 30, 2014 from $9.31 billion at December 31, 2013. Total loans, net of deferred loan fees and costs, increased by $743.2 million, or 10.9%, to $7.54 billion as of June 30, 2014, compared to $6.80 billion as of December 31, 2013. Total deposits increased $631.3 million, or 8.1%, to $8.47 billion as of June 30, 2014 from $7.84 billion as of December 31, 2013.
RESULTS OF OPERATIONS
The following table sets forth a summary financial overview for the comparable periods:

	Three Months Ended June 30,		Increase	Six Months Ended June 30,		Increase
	2014	2013	(Decrease)	2014	2013	(Decrease)
	(in thousands, except per share amounts)
Consolidated Income Statement Data:
Interest income	$101,973	$89,285	$12,688	$200,674	$172,393	$28,281
Interest expense	8,075	7,133	942	15,999	14,038	1,961
Net interest income	93,898	82,152	11,746	184,675	158,355	26,320
Provision for credit losses	507	3,481	(2,974)	4,007	8,920	(4,913)
Net interest income after provision for credit losses	93,391	78,671	14,720	180,668	149,435	31,233
Non-interest income	5,773	11,762	(5,989)	10,608	16,561	(5,953)
Non-interest expense	52,416	48,531	3,885	102,165	95,460	6,705
Income from continuing operations before provision for income taxes	46,748	41,902	4,846	89,111	70,536	18,575
Income tax expense	10,706	7,661	3,045	21,330	15,448	5,882
Income from continuing operations	36,042	34,241	1,801	67,781	55,088	12,693
Loss from discontinued operations, net of tax	(504)	(169)	(335)	(1,158)	(131)	(1,027)
Net income	$35,538	$34,072	$1,466	$66,623	$54,957	$11,666
Net income available to common stockholders	$35,186	$33,719	$1,467	$65,918	$54,252	$11,666
Earnings per share applicable to common stockholders--basic	$0.41	$0.39	$0.02	$0.76	$0.63	$0.13
Earnings per share applicable to common stockholders--diluted	$0.40	$0.39	$0.01	$0.76	$0.63	$0.13

Non-GAAP Financial Measures
The following discussion and analysis contains financial information determined by methods other than those prescribed by GAAP. The Company's management uses these non-GAAP financial measures in their analysis of the Company's performance. These measurements typically adjust GAAP performance measures to exclude the effects of unrealized gains (losses) on assets/liabilities measured at fair value as well as other items to adjust income available to common shareholders for certain significant activities or transactions that, in management's opinion, do not reflect recurring period-to-period comparisons of the Company's performance. Since the presentation of these non-GAAP performance measures and their impact differ between companies, management believes presentation of these non-GAAP financial measures provide useful supplemental information that is essential to a complete understanding of the operating results of the Company's core businesses. These non-GAAP disclosures should not be viewed as a substitute for operating results determined in accordance with GAAP, nor are they necessarily comparable to non-GAAP performance measures that may be presented by other companies.
Pre-Tax, Pre-Provision Operating Earnings
Pre-tax, pre-provision operating earnings adjusts the level of earnings to exclude the impact of income taxes, provision for credit losses and non-recurring or other items not considered part of the Company's core operations. Management believes that eliminating the effects of these items makes it easier to analyze underlying performance trends and enables investors to assess the Company's earnings power and ability to generate capital to cover credit losses.
The following table shows the components of pre-tax, pre-provision operating earnings for the three and six months ended June 30, 2014 and 2013:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(in thousands)
Total non-interest income	$5,773	$11,762	$10,608	$16,561
Less:
Unrealized gains (losses) on assets/liabilities measured at fair value, net	235	(3,290)	(1,041)	(3,761)
Bargain purchase gain from acquisition	—	10,044	—	10,044
(Loss) gain on sales of investment securities, net	(163)	(5)	203	143
Legal settlements	—	—	—	38
Total operating non-interest income	5,701	5,013	11,446	10,097
Add: net interest income	93,898	82,152	184,675	158,355
Net operating revenue	$99,599	$87,165	$196,121	$168,452
Total non-interest expense	$52,416	$48,531	$102,165	$95,460
Less:
Net loss (gain) on sales and valuations of repossessed and other assets	184	(1,124)	(2,363)	(605)
Merger / restructure expense	26	2,620	183	2,815
Total operating non-interest expense	$52,206	$47,035	$104,345	$93,250
Pre-tax, pre-provision operating earnings	$47,393	$40,130	$91,776	$75,202

Tangible Common Equity
The following table presents financial measures related to tangible common equity. Tangible common equity represents total stockholders' equity less identifiable intangible assets, goodwill and preferred stock. Management believes that tangible common equity financial measures are useful in evaluating the Company's capital strength, financial condition, and ability to manage potential losses. In addition, management believes that these measures improve comparability to other institutions that have not engaged in acquisitions that resulted in recorded goodwill and other intangibles.

	June 30, 2014	December 31, 2013
	(dollars and shares in thousands)
Total stockholders' equity	$957,664	$855,498
Less:
Goodwill and intangible assets, net	26,475	27,374
Total tangible stockholders' equity	931,189	828,124
Less:
Preferred stock	141,000	141,000
Total tangible common equity	790,189	687,124
Add:
Deferred tax - attributed to intangible assets	1,138	1,452
Total tangible common equity, net of tax	$791,327	$688,576
Total assets	$10,023,587	$9,307,342
Less:
Goodwill and intangible assets, net	26,475	27,374
Tangible assets	9,997,112	9,279,968
Add:
Deferred tax - attributed to intangible assets	1,138	1,452
Total tangible assets, net of tax	$9,998,250	$9,281,420
Tangible equity ratio	9.3%	8.9%
Tangible common equity ratio	7.9	7.4
Return on tangible common equity	18.0	18.3
Common shares outstanding	87,774	87,186
Tangible book value per share, net of tax	$9.02	$7.90
Efficiency Ratio
The following table shows the components used in the calculation of the efficiency ratio, which management uses as a metric for assessing cost efficiency:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(dollars in thousands)
Total operating non-interest expense	$52,206	$47,035	$104,345	$93,250
Divided by:
Total net interest income	$93,898	$82,152	$184,675	$158,355
Add:
Tax equivalent interest adjustment	6,029	2,929	11,734	6,311
Operating non-interest income	5,701	5,013	11,446	10,097
Net operating revenue - tax equivalent basis	$105,628	$90,094	$207,855	$174,763
Efficiency ratio - tax equivalent basis	49.4%	52.2%	50.2%	53.4%

Tier 1 Common Equity
The following tables present certain financial measures related to Tier 1 common equity, which is a component of Tier 1 risk-based capital. The FRB and other banking regulators have used Tier 1 common equity as a basis for assessing a bank's capital adequacy; therefore, management believes it is useful to assess financial condition and capital adequacy using this same basis. In addition, management believes that the classified assets to Tier 1 capital plus allowance measure is a critical regulatory metric for assessing asset quality.

	June 30, 2014	December 31, 2013
	(dollars and shares in thousands)
Stockholders' equity	$957,664	$855,498
Less:
Accumulated other comprehensive income (loss)	8,472	(21,546)
Non-qualifying goodwill and intangibles	25,204	25,991
Disallowed unrealized losses on equity securities	—	8,059
Add:
Qualifying trust preferred securities	49,039	48,485
Tier 1 capital (regulatory)	973,027	891,479
Less:
Qualifying trust preferred securities	49,039	48,485
Preferred stock	141,000	141,000
Tier 1 common equity	$782,988	$701,994
Divided by:
Risk-weighted assets (regulatory)	$8,673,807	$8,016,500
Tier 1 common equity ratio	9.0%	8.8%

	June 30, 2014	December 31, 2013
	(dollars in thousands)
Classified assets	$263,910	$270,375
Divide:
Tier 1 capital (regulatory)	973,027	891,479
Plus: Allowance for credit losses	105,937	100,050
Total Tier 1 capital plus allowance for credit losses	$1,078,964	$991,529
Classified assets to Tier 1 capital plus allowance	24.5%	27.3%

Net Interest Margin
The net interest margin is reported on a TEB. A tax equivalent adjustment is added to reflect interest earned on certain municipal securities and loans that are exempt from Federal income tax. The following tables set forth the average balances and interest income on a fully tax equivalent basis and interest expense for the periods indicated:

	Three Months Ended June 30,
	2014			2013
	Average Balance	Interest	Average Yield / Cost	Average Balance	Interest	Average Yield / Cost
	(dollars in thousands)
Interest earning assets
Loans (1) (2) (3)	$7,178,255	$90,583	5.29%	$6,100,831	$81,093	5.40%
Securities (1)	1,629,950	10,894	3.08	1,295,902	7,822	2.92
Federal funds sold and other	292,386	496	0.68	407,619	370	0.36
Total interest earning assets	9,100,591	101,973	4.75	7,804,352	89,285	4.73
Non-interest earning assets
Cash and due from banks	138,660			119,209
Allowance for credit losses	(105,024)			(96,672)
Bank owned life insurance	141,844			139,740
Other assets	462,051			432,740
Total assets	$9,738,122			$8,399,369
Interest-bearing liabilities
Interest-bearing deposits:
Interest-bearing transaction accounts	$791,501	$385	0.19%	$626,768	$370	0.24%
Savings and money market	3,583,500	2,691	0.30	2,768,656	2,007	0.29
Time certificates of deposit	1,700,412	1,854	0.44	1,584,029	1,552	0.39
Total interest-bearing deposits	6,075,413	4,930	0.32	4,979,453	3,929	0.32
Short-term borrowings	236,197	216	0.37	188,833	214	0.45
Long-term debt	280,356	2,486	3.55	365,152	2,535	2.78
Junior subordinated debt	42,834	443	4.14	36,723	455	4.96
Total interest-bearing liabilities	6,634,800	8,075	0.49	5,570,161	7,133	0.51
Non-interest-bearing liabilities
Non-interest-bearing demand deposits	2,045,534			1,898,237
Other liabilities	126,732			124,621
Stockholders’ equity	931,056			806,350
Total liabilities and stockholders' equity	$9,738,122			$8,399,369
Net interest income and margin (4)		$93,898	4.39%		$82,152	4.36%
Net interest spread (5)			4.26%			4.22%

(1)
Yields on loans and securities have been adjusted to a tax equivalent basis. The taxable-equivalent adjustment was $6.0 million and $2.9 million for the three months ended June 30, 2014 and 2013, respectively.

(2)	Net loan fees of $1.0 million and $1.2 million are included in the yield computation for the three months ended June 30, 2014 and 2013, respectively.

(3)	Includes nonaccrual loans.

(4)	Net interest margin is computed by dividing net interest income by total average earning assets.

(5)	Net interest spread represents average yield earned on interest-earning assets less the average rate paid on interest bearing liabilities.

	Six Months Ended June 30,
	2014			2013
	Average Balance	Interest	Average Yield / Cost	Average Balance	Interest	Average Yield / Cost
	(dollars in thousands)
Interest earning assets
Loans (1) (2) (3)	$7,036,539	$177,387	5.28%	$5,856,986	$155,818	5.41%
Securities (1)	1,640,750	22,219	3.11	1,289,680	15,980	3.06
Federal funds sold & other	251,551	1,068	0.85	406,229	595	0.29
Total interest earnings assets	8,928,840	200,674	4.76	7,552,895	172,393	4.73
Non-interest earning assets
Cash and due from banks	138,091			122,861
Allowance for credit losses	(103,099)			(96,765)
Bank owned life insurance	141,372			139,220
Other assets	447,654			427,308
Total assets	$9,552,858			$8,145,519
Interest-bearing liabilities
Interest-bearing deposits:
Interest bearing transaction accounts	$778,341	$768	0.20%	$617,766	$671	0.22%
Savings and money market	3,518,279	5,254	0.30	2,695,173	3,918	0.29
Time certificates of deposits	1,660,212	3,573	0.43	1,517,154	3,072	0.40
Total interest-bearing deposits	5,956,832	9,595	0.32	4,830,093	7,661	0.32
Short-term borrowings	201,799	345	0.34	183,005	428	0.47
Long-term debt	291,031	5,195	3.57	319,272	5,028	3.15
Junior subordinated debt	42,355	864	4.08	36,475	921	5.05
Total interest-bearing liabilities	6,492,017	15,999	0.49	5,368,845	14,038	0.52
Non-interest-bearing liabilities
Non-interest-bearing demand deposits	2,049,806			1,876,772
Other liabilities	102,251			107,407
Stockholders’ equity	908,784			792,495
Total liabilities and stockholders' equity	$9,552,858			$8,145,519
Net interest income and margin (4)		$184,675	4.40%		$158,355	4.36%
Net interest spread (5)			4.27%			4.21%

(1)
Yields on loans and securities have been adjusted to a tax equivalent basis. The taxable-equivalent adjustment was $11.7 million and $6.3 million for the six months ended June 30, 2014 and 2013, respectively.

(2)	Net loan fees of $1.5 million and $3.8 million are included in the yield computation for the six months ended June 30, 2014 and 2013, respectively.

(3)	Includes nonaccrual loans.

(4)	Net interest margin is computed by dividing net interest income by total average earning assets.

(5)	Net interest spread represents average yield earned on interest-earning assets less the average rate paid on interest bearing liabilities.

	Three Months Ended June 30,			Six Months Ended June 30,
	2014 versus 2013			2014 versus 2013
	Increase (Decrease) Due to Changes in (1)			Increase (Decrease) Due to Changes in (1)
	Volume	Rate	Total	Volume	Rate	Total
	(in thousands)
Interest income:
Loans	$13,596	$(4,106)	$9,490	$29,736	$(8,167)	$21,569
Investment securities	2,232	840	3,072	4,754	1,485	6,239
Federal funds sold and other	(196)	322	126	(657)	1,130	473
Total interest income	15,632	(2,944)	12,688	33,833	(5,552)	28,281

Interest expense:
Interest bearing transaction accounts	80	(65)	15	158	(61)	97
Savings and money market	612	72	684	1,229	107	1,336
Time deposits	127	175	302	308	193	501
Short-term borrowings	43	(41)	2	32	(115)	(83)
Long-term debt	(752)	703	(49)	(503)	670	167
Junior subordinated debt	63	(75)	(12)	120	(177)	(57)
Total interest expense	173	769	942	1,344	617	1,961

Net increase (decrease)	$15,459	$(3,713)	$11,746	$32,489	$(6,169)	$26,320

(1)	Changes due to both volume and rate have been allocated to volume changes.
Comparison of interest income, interest expense and net interest margin
The Company’s primary source of revenue is interest income. Interest income for the three months ended June 30, 2014 was $102.0 million, an increase of 14.2%, compared to $89.3 million for the three months ended June 30, 2013. For the six months ended June 30, 2014, interest income was $200.7 million, compared to $172.4 million for the six months ended June 30, 2013. This increase was primarily the result of interest income from loans, which increased by $9.5 million and $21.6 million for the three and six months ended June 30, 2014, respectively, compared to the same periods in 2013. Interest income on investment securities increased $3.1 million and $6.2 million for the three and six months ended June 30, 2014, respectively, compared to the same periods in 2013. Average yield on interest earning assets increased 2 and 3 basis points for three and six months ended June 30, 2014, respectively, compared to the same period in 2013, which was primarily the result of an increase in yields on securities.
Interest expense for the three months ended June 30, 2014 was $8.1 million, compared to $7.1 million for the three months ended June 30, 2013, an increase of $1.0 million, or 13.2%. For the six months ended June 30, 2014, interest expense was $16.0 million, compared to $14.0 million for the six months ended June 30, 2013. This increase was primarily driven by the increase in average interest bearing deposits of approximately $1.10 billion from the prior year in the three and six month averages. Despite this increase, the average cost of interest bearing deposits remained flat at 0.32% for the three and six months ended June 30, 2014, compared to the same periods in 2013. Interest paid on short-term borrowings decreased by 8 and 13 basis points for the three and six months ended June 30, 2014, respectively, compared to the same periods in 2013. Interest paid on long-term debt increased by 77 and 42 for the three and six months ended June 30, 2014, respectively, compared to the same periods in 2013. Interest paid on junior subordinated debt decreased by 82 and 97 basis points, respectively, for the three and six months ended June 30, 2014, compared to the same periods in 2013.
Net interest income was $93.9 million for the three months ended June 30, 2014, compared to $82.2 million for the three months ended June 30, 2013, an increase of $11.7 million, or 14.3%. For the six months ended June 30, 2014, net interest income was $184.7 million, compared to $158.4 million for the six months ended June 30, 2013. The increase in net interest margin of 3 and 4 basis points for the three and six months ended June 30, 2014, respectively, compared to the same periods in 2013 was mostly due to an increase in our average yield on interest earning assets, primarily in investment securities, and a decrease in the average cost of funds related to short-term borrowings and junior subordinated debt.

Provision for Credit Losses
The provision for credit losses in each period is reflected as a charge against earnings in that period. The provision is equal to the amount required to maintain the allowance for credit losses at a level that is adequate to absorb probable credit losses inherent in the loan portfolio. The provision for credit losses decreased by $3.0 million, to $0.5 million for the three months ended June 30, 2014, compared with $3.5 million for the three months ended June 30, 2013. For the six months ended June 30, 2014, the provision for credit losses was $4.0 million, compared to $8.9 million for the six months ended June 30, 2013. The provision decrease for the three and six months ended June 30, 2014 compared to the same periods in 2013, was primarily due to an improvement in credit quality and historical credit losses as well as recent favorable recovery trends. The Company may establish an additional allowance for credit losses for the PCI loans through a charge to provision for loan losses when impairment is determined as a result of lower than expected cash flows. As of June 30, 2014 and December 31, 2013, the allowance for credit losses on PCI loans was $0.1 million and $0.3 million, respectively.
Non-interest Income
The following tables present a summary of non-interest income for the periods presented:

	Three Months Ended June 30,			Six Months Ended June 30,
	2014	2013	Increase (Decrease)	2014	2013	Increase (Decrease)
	(in thousands)
Service charges and fees	$2,737	$2,449	$288	$5,267	$4,983	$284
Income from bank owned life insurance	959	1,036	(77)	1,908	2,072	(164)
(Loss) gain on sales of investment securities, net	(163)	(5)	(158)	203	143	60
Unrealized gains (losses) on assets / liabilities measured at fair value, net	235	(3,290)	3,525	(1,041)	(3,761)	2,720
Bargain purchase gain from acquisition	—	10,044	(10,044)	—	10,044	(10,044)
Other fee revenue	860	943	(83)	1,968	1,900	68
Other income	1,145	585	560	2,303	1,180	1,123
Total non-interest income	$5,773	$11,762	$(5,989)	$10,608	$16,561	$(5,953)
Total non-interest income for the three months ended June 30, 2014 compared to the same period in 2013 decreased by $6.0 million, or 50.9%. The decrease primarily relates to the non-recurring bargain purchase gain from the acquisition of Centennial Bank of $10.0 million recognized during the three months ended June 30, 2013. This decrease was offset by the movement in unrealized gains and losses on assets / liabilities measured at fair value, net, which for the three months ended June 30, 2014 was a net gain of $0.2 million, compared to a net loss of $3.3 million for the three months ended June 30, 2013. This $3.5 million increase primarily relates to the junior subordinated debt fair value adjustment gain of $0.1 million for the three months ended June 30, 2014, compared to a loss of $3.2 million for the same period in 2013. The decrease in non-interest income was further offset by an increase in other income of $0.6 million due to an increase in operating lease originations during the period.
Total non-interest income for the six months ended June 30, 2014 compared to the same period in 2013 decreased by $6.0 million, or 35.9%. The decrease primarily relates to the non-recurring bargain purchase gain from the acquisition of Centennial Bank of $10.0 million recognized during the six months ended June 30, 2013. This decrease was offset by the movement in unrealized gains and losses on assets / liabilities measured at fair value, net, which for the six months ended June 30, 2014 was a net loss of $1.0 million, compared to a net loss of $3.8 million for the six months ended June 30, 2013. The decrease in the net loss primarily relates to the junior subordinated debt fair value adjustment loss of $0.9 million for the six months ended June 30, 2014, compared to a loss of $3.7 million for the same period in 2013. The $1.1 million increase in other income is primarily due to an increase in other operating lease income as the Company originated more operating leases during the period.

Non-interest Expense
The following table presents a summary of non-interest expenses for the periods presented:

	Three Months Ended June 30,			Six Months Ended June 30,
	2014	2013	Increase (Decrease)	2014	2013	Increase (Decrease)
	(in thousands)
Salaries and employee benefits	$31,751	$28,100	$3,651	$61,306	$54,675	$6,631
Occupancy	4,328	4,753	(425)	9,010	9,599	(589)
Legal, professional and directors’ fees	4,192	2,550	1,642	7,831	5,572	2,259
Data processing	2,401	2,175	226	5,075	4,040	1,035
Insurance	2,087	2,096	(9)	4,480	4,466	14
Loan and repossessed asset expenses	927	721	206	2,161	2,317	(156)
Customer service	708	717	(9)	1,328	1,360	(32)
Marketing	506	710	(204)	1,065	1,378	(313)
Net loss (gain) on sales / valuations of repossessed and other assets	184	(1,124)	1,308	(2,363)	(605)	(1,758)
Intangible amortization	302	597	(295)	899	1,194	(295)
Merger / restructure expenses	26	2,620	(2,594)	183	2,815	(2,632)
Other expense	5,004	4,616	388	11,190	8,649	2,541
Total non-interest expense	$52,416	$48,531	$3,885	$102,165	$95,460	$6,705
Total non-interest expense for the three months ended June 30, 2014 compared to the same period in 2013 increased $3.9 million, or 8.0%. This increase is primarily caused by increases in salaries and employee benefits of $3.7 million, legal, professional and directors' fees of $1.6 million, and the change from a net gain to a net loss on sales / valuations of repossessed and other assets, which increased non-interest expense by $1.3 million from the three months ended June 30, 2013. The increase in the salaries and employee benefits is due to employment growth to support continued asset growth and information technology initiatives. The increase in legal, professional and directors' fees relates primarily to information technology initiatives. These increases are offset by the decrease in merger / restructure expenses of $2.6 million, which were associated with the acquisition of Centennial Bank during the three months ended June 30, 2013.
Total non-interest expense for the six months ended June 30, 2014 compared to the same period in 2013 increased $6.7 million, or 7.0%. This increase is primarily caused by increases in salaries and employee benefits of $6.6 million, legal, professional and directors' fees of $2.3 million, data processing of $1.0 million, and other expense of $2.5 million. The reasons for the increases in salaries and employee benefits and legal, professional and directors' fees are the same as for the comparable three month periods discussed above. The increase in data processing fees also relates to information technology initiatives and the largest increase in other expense relates to operating lease depreciation as a result of the increase in operating lease originations from the same period in 2013. These increases are offset by the decrease in merger / restructure expenses of $2.6 million related to the acquisition of Centennial Bank during the second quarter 2013 and the $1.8 million decrease in net gain on sales / valuations of repossessed and other assets due to a decrease in OREO sales from the six months ended June 30, 2013.
Discontinued Operations
The Company has discontinued its affinity credit card business and has presented these activities as discontinued operations. The following table summarizes the operating results of the discontinued operations for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(in thousands)
Operating revenue	$(214)	$1,132	$(358)	$2,271
Non-interest expenses	(511)	(1,424)	(1,369)	(2,498)
Loss before income taxes	(725)	(292)	(1,727)	(227)
Income tax benefit	(221)	(123)	(569)	(96)
Net loss	$(504)	$(169)	$(1,158)	$(131)

Business Segment Results
On December 31, 2013, the Company consolidated its three bank subsidiaries under one charter, Western Alliance Bank. As a result, the Company has redefined its operating segments to reflect the new organizational and internal reporting structure. Prior year segment information has not been recast to conform to the new segmentation methodology due to the impracticability of restating segments because of the change in legal structure at December 31, 2013. The new operating segments are as follows: Arizona, Nevada, California, National Business Lines and Corporate & Other.
Arizona reported net income of $10.5 million and $18.2 million for the three and six months ended June 30, 2014, respectively. At June 30, 2014, total loans were $2.13 billion, an increase of $98.7 million during the quarter and an increase of $106.3 million during the year. In addition, total deposits at June 30, 2014 were $2.12 billion, an increase of $53.0 million during the quarter and an increase of $115.2 million during the year.
Nevada reported net income of $11.5 million and $22.2 million for the three and six months ended June 30, 2014, respectively. Total loans decreased $41.2 million during the quarter and decreased $71.8 million during the year to $1.68 billion at June 30, 2014. In addition, during the same period, total deposits grew by $135.7 million and $265.2 million, respectively, to $3.19 billion at June 30, 2014.
California reported net income of $8.1 million and $14.1 million for the three and six months ended June 30, 2014, respectively. At June 30, 2014, total loans were$1.69 billion, an increase of $31.7 million during the quarter and an increase of $79.6 million during the year. In addition, second quarter total deposits were $2.06 billion, an increase of $145.4 million during the quarter and an increase of $116.2 million during the year.
National Business Lines reported net income of $4.2 million and $7.6 million for the three and six months ended June 30, 2014, respectively. Total loans increased by $330.3 million during the quarter and increased $600.9 million during the year to $1.95 billion at June 30, 2014. In addition, during the same period, total deposits increased by $13.5 million and $118.3 million, respectively, to $886.3 million at June 30, 2014.
BALANCE SHEET ANALYSIS
Total assets increased $716.2 million, or 7.7%, to $10.02 billion at June 30, 2014, compared to $9.31 billion at December 31, 2013. The increase in assets primarily relates to the increase in loans of $743.2 million, or 10.9%, to $7.54 billion.
Total liabilities increased $614.1 million, or 7.3%, to $9.07 billion at June 30, 2014, compared to $8.45 billion at December 31, 2013. The increase in liabilities is due to the increase in total deposits of $631.3 million, or 8.1%, to $8.47 billion.
Total stockholders’ equity increased by $102.2 million, or 11.9%, to $957.7 million at June 30, 2014, compared to $855.5 million at December 31, 2013. The increase in stockholders' equity is the result of net income available to common stockholders of $65.9 million for the six months ended June 30, 2014, the movement of AOCI due to the decrease in unrealized losses on AFS securities, and the transfer of all of the Company's HTM securities to AFS during the quarter, which resulted in an increase to AOCI of $7.3 million at June 30, 2014. In addition, to support the Company's continued growth, we raised $2.6 million in net proceeds from the issuance of 115,866 shares of common stock through our ATM public offering.
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

The following table summarizes the carrying value of the investment securities portfolio at June 30, 2014 and December 31, 2013:

	June 30, 2014	December 31, 2013
	(in thousands)
U.S. government sponsored agency securities	$17,911	$46,975
Municipal obligations	305,282	299,244
Preferred stock	73,219	61,484
Mutual funds	38,054	36,532
Residential MBS issued by GSEs	950,062	1,024,457
Commercial MBS issued by GSEs	2,084	—
Private label residential MBS	35,250	36,099
Private label commercial MBS	5,395	5,433
Trust preferred securities	25,582	23,805
CRA investments	23,930	24,882
Collateralized debt obligations	7,356	50
Corporate debt securities	95,940	97,777
Total investment securities	$1,580,065	$1,656,738
In May 2014, the Company's investment committee reassessed the Company's holdings in CDOs, and gave management the discretion to sell CDOs and to reinvest in higher investment grade securities. This change in intent, prior to maturity or recovery, necessitated a reclassification of all HTM securities to AFS. At the date of transfer, the securities had a total amortized cost of $275.3 million and fair value of $289.6 million. The Company recognized an unrealized gain of $9.0 million, net of tax, in AOCI at the date of the transfer.
Gross unrealized losses at June 30, 2014 are primarily caused by interest rate fluctuations, credit spread widening and reduced liquidity in applicable markets. The Company has reviewed securities on which there is an unrealized loss in accordance with its accounting policy for OTTI securities described in "Note 2. Investment Securities" to the Consolidated Financial Statements contained herein. There were no impairment charges recorded during the three and six months ended June 30, 2014 and 2013.
The Company does not consider any securities to be other-than-temporarily impaired as of June 30, 2014 and December 31, 2013. However, the Company cannot guarantee that additional OTTI will not occur in future periods.
Loans
The table below summarizes the distribution of the Company’s loans at the end of each of the periods indicated:

	June 30, 2014	December 31, 2013
	(in thousands)
Commercial and industrial	$2,804,819	$2,236,740
Commercial real estate - non-owner occupied	1,940,017	1,843,415
Commercial real estate - owner occupied	1,604,986	1,561,862
Construction and land development	612,415	537,231
Residential real estate	328,115	350,312
Commercial leases	222,887	235,968
Consumer	40,948	45,153
Net deferred loan fees and costs	(9,620)	(9,266)
Loans, net of deferred fees and costs	7,544,567	6,801,415
Allowance for credit losses	(105,937)	(100,050)
Total	$7,438,630	$6,701,365

Concentrations of Lending Activities
The Company’s lending activities, including those within its National Business Lines, are driven in large part by the customers served in the market areas where the Company has branch offices in the states of Arizona, Nevada and California. As of June 30, 2014 and December 31, 2013, approximately 63% and 60%, respectively, of the customers in the Company's National Business Lines are located in these markets. The Company monitors concentrations within five broad categories: geography, industry, product, call report classifications, and collateral. The Company grants commercial, construction, real estate and consumer loans to customers through branch offices located in the Company’s primary markets. The Company’s business is concentrated in these areas and the loan portfolio includes significant credit exposure to the CRE market of these areas. As of June 30, 2014 and December 31, 2013, CRE related loans accounted for approximately 55% and 58% of total loans and approximately 1% and 2%, respectively, of CRE related loans are secured by undeveloped land. Substantially all of these loans are secured by first liens with an initial loan to value ratio of generally not more than 75%. Approximately 45% and 46% of these CRE loans, excluding construction and land loans, were owner occupied at June 30, 2014 and December 31, 2013, respectively. In addition, approximately 3% and 4% of total loans were unsecured as of June 30, 2014 and December 31, 2013, respectively. The Company is a participant in certain Shared National Credit loans, which make up approximately 7% and 5% of total loans as of June 30, 2014 and December 31, 2013, respectively.
Impaired loans
A loan is identified as impaired when it is probable that interest and principal will not be collected according to the contractual terms of the original loan agreement. Generally, impaired loans are classified as nonaccrual. However, in certain instances, impaired loans may continue on an accrual basis, such as loans classified as impaired due to doubt regarding collectability according to contractual terms, that are both fully secured by collateral and are current in their interest and principal payments. Impaired loans are measured for reserve requirements in accordance with ASC 310 based on the present value of expected future cash flows discounted at the loan's effective interest rate or, as a practical expedient, at the loan's observable market price or the fair value of the collateral less applicable disposition costs if the loan is collateral dependent. The amount of an impairment reserve, if any, and any subsequent changes are charged against the allowance for credit losses.
Total nonaccrual loans and loans past due 90 days or more and still accruing decreased by $9.9 million, or 12.8%, at June 30, 2014 to $67.3 million from $77.2 million at December 31, 2013.

	June 30, 2014	December 31, 2013
	(dollars in thousands)
Total nonaccrual loans	$64,345	$75,680
Loans past due 90 days or more on accrual status	3,001	1,534
Total nonperforming loans	67,346	77,214
Troubled debt restructured loans	89,703	89,576
Other impaired loans	6,821	11,587
Total impaired loans	$163,870	$178,377
Other assets acquired through foreclosure, net	$59,292	$66,719
Nonaccrual loans to gross loans	0.85%	1.11%
Loans past due 90 days or more on accrual status to total loans	0.04	0.02
Interest income received on nonaccrual loans	$565	$626
Interest income that would have been recorded under the original terms of nonaccrual loans	312	1,626

The composition of nonaccrual loans was as follows as of the dates indicated:

	At June 30, 2014			At December 31, 2013
	Nonaccrual Balance	Percent	Percent of Total Loans	Nonaccrual Balance	Percent	Percent of Total Loans
	(dollars in thousands)
Commercial and industrial	$2,634	4.09%	0.03%	$3,753	4.96%	0.06%
Commercial real estate	46,582	72.40	0.62	54,856	72.48	0.80
Construction and land development	2,161	3.36	0.03	4,525	5.98	0.07
Residential real estate	12,767	19.84	0.17	12,480	16.49	0.18
Consumer	201	0.31	—	66	0.09	—
Total nonaccrual loans	$64,345	100.00%	0.85%	$75,680	100.00%	1.11%
As of June 30, 2014 and December 31, 2013, nonaccrual loans totaled $64.3 million and $75.7 million, respectively. Nonaccrual loans by segment at June 30, 2014 were $27.8 million for Arizona, $14.7 million for Nevada, $3.9 million for California, $0.2 million for National Business Lines and $17.8 million for Corporate & Other. Nonaccrual loans as a percentage of total gross loans were 0.85% and 1.11% at June 30, 2014 and December 31, 2013, respectively. Nonaccrual loans as a percentage of each segment's total gross loans at June 30, 2014 were 1.30% for Arizona, 0.88% for Nevada, 0.23% for California, 0.01% for National Business Lines and 21.00% for Corporate & Other.
Troubled Debt Restructured Loans
A TDR loan is a loan, for reasons related to a borrower’s financial difficulties, that is granted a concession that the lender would not otherwise consider. The loan terms that have been modified or restructured due to a borrower’s financial situation include, but are not limited to, a reduction in the stated interest rate, an extension of the maturity or renewal of the loan at an interest rate below current market, a reduction in the face amount of the debt, a reduction in accrued interest, extensions, deferrals, renewals and rewrites. A TDR loan is also considered impaired. Generally, a loan that is modified at an effective market rate of interest is no longer disclosed as a TDR in years subsequent to the restructuring if it is performing based on the terms specified by the restructuring agreement. However, such loans continue to be considered impaired.
As of June 30, 2014 and December 31, 2013, the aggregate amount of loans classified as impaired was $163.9 million and $178.4 million, respectively, a net decrease of 8.1%. The total specific allowance for loan losses related to these loans was $3.5 million and $5.3 million at June 30, 2014 and December 31, 2013, respectively. As of June 30, 2014 and December 31, 2013, the Company had $89.7 million and $89.6 million, respectively, in loans classified as accruing restructured loans. Impaired loans by segment at June 30, 2014 were $47.0 million for Arizona, $57.3 million for Nevada and $13.4 million for California. Additionally, National Business Lines and Corporate & Other held $0.2 million and $46.0 million, respectively, of impaired loans at June 30, 2014.

The following tables present a breakdown of total impaired loans and the related specific reserves for the periods indicated:

	June 30, 2014
	Impaired Balance	Percent	Percent of Total Loans	Reserve Balance	Percent	Percent of Total Allowance
	(dollars in thousands)
Commercial and industrial	$16,088	9.82%	0.21%	$457	13.03%	0.43%
Commercial real estate	100,440	61.29	1.33	2,021	57.62	1.91
Construction and land development	20,147	12.29	0.27	—	—	—
Residential real estate	26,593	16.23	0.35	1,026	29.26	0.97
Consumer	602	0.37	0.01	3	0.09	—
Total impaired loans	$163,870	100.00%	2.17%	$3,507	100.00%	3.31%

	December 31, 2013
	Impaired Balance	Percent	Percent of Total Loans	Reserve Balance	Percent	Percent of Total Allowance
	(dollars in thousands)
Commercial and industrial	$17,341	9.72%	0.25%	$772	14.62%	0.77%
Commercial real estate	111,054	62.26	1.63	2,523	47.78	2.52
Construction and land development	23,069	12.93	0.34	85	1.61	0.08
Residential real estate	26,376	14.79	0.39	1,896	35.91	1.90
Consumer	537	0.30	0.01	4	0.08	—
Total impaired loans	$178,377	100.00%	2.62%	$5,280	100.00%	5.27%

Allowance for Credit Losses
The following table summarizes the activity in our allowance for credit losses for the period indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(dollars in thousands)
Allowance for credit losses:
Balance at beginning of period	$103,899	$95,494	$100,050	$95,427
Provisions charged to operating expenses:
Commercial and industrial	3,152	2,506	3,544	5,160
Commercial real estate	(1,422)	1,440	978	3,304
Construction and land development	(247)	(1,307)	1,723	(909)
Residential real estate	(861)	713	(1,351)	1,995
Consumer	(115)	129	(887)	(630)
Total Provision	507	3,481	4,007	8,920
Recoveries of loans previously charged-off:
Commercial and industrial	1,254	1,757	2,176	2,198
Commercial real estate	1,248	633	1,808	1,575
Construction and land development	498	120	709	821
Residential real estate	314	549	867	1,118
Consumer	191	11	361	25
Total recoveries	3,505	3,070	5,921	5,737
Loans charged-off:
Commercial and industrial	(1,038)	(1,065)	(2,516)	(2,835)
Commercial real estate	(330)	(2,391)	(501)	(5,278)
Construction and land development	(78)	(238)	(78)	(852)
Residential real estate	(523)	(2,010)	(929)	(4,503)
Consumer	(5)	(18)	(17)	(293)
Total charged-off	(1,974)	(5,722)	(4,041)	(13,761)
Net recoveries (charge-offs)	1,531	(2,652)	1,880	(8,024)
Balance at end of period	$105,937	$96,323	$105,937	$96,323
Net recoveries (charge-offs) to average loans outstanding-annualized	0.09%	(0.17)%	0.05%	(0.27)%
Allowance for credit losses to gross loans	1.40	1.50
The following table summarizes the allocation of the allowance for credit losses by loan type. However, allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

	June 30, 2014			December 31, 2013
	Amount	% of Total Allowance for Credit Losses	% of Loans to Gross Loans	Amount	% of Total Allowance for Credit Losses	% of Loans to Gross Loans
	(dollars in thousands)
Commercial and industrial	$42,861	40.5%	40.2%	$39,657	39.7%	36.3%
Commercial real estate	34,349	32.4	46.9%	32,064	32.0	50.0
Construction and land development	16,873	15.9	8.1%	14,519	14.5	7.9
Residential real estate	10,227	9.7	4.3%	11,640	11.6	5.1
Consumer	1,627	1.5	0.5%	2,170	2.2	0.7
Total	$105,937	100.0%	100.0%	$100,050	100.0%	100.0%
The allowance for credit losses as a percentage of total loans decreased to 1.40% at June 30, 2014 from 1.47% at December 31, 2013. The total balance of the allowance for credit losses has increased due to the increase in the size of its loan portfolio; however, the increase in the allowance is not proportional to the increase in the portfolio as the Company has experienced improved credit quality in its portfolio as well as a change in portfolio mix toward higher rated credits.

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

	At June 30, 2014
	Number of Loans	Loan Balance	Percent	Percent of Total Loans
	(dollars in thousands)
Commercial and industrial	66	$20,504	15.41%	0.27%
Commercial real estate	67	91,240	68.59	1.21
Construction and land development	7	14,023	10.54	0.19
Residential real estate	14	6,738	5.07	0.09
Consumer	11	518	0.39	0.01
Total	165	$133,023	100.00%	1.77%

	At December 31, 2013
	Number of Loans	Loan Balance	Percent	Percent of Total Loans
	(dollars in thousands)
Commercial and industrial	68	$15,532	14.05%	0.23%
Commercial real estate	63	71,390	64.55	1.05
Construction and land development	7	13,357	12.08	0.20
Residential real estate	20	8,988	8.13	0.13
Consumer	17	1,317	1.19	0.02
Total	175	$110,584	100.00%	1.63%
Total potential problem loans are primarily secured by real estate.

Other Assets Acquired Through Foreclosure
The following table represents the changes in other assets acquired through foreclosure:

	Three Months Ended June 30,
	2014			2013
	Gross Balance	Valuation Allowance	Net Balance	Gross Balance	Valuation Allowance	Net Balance
	(in thousands)
Balance, beginning of the period	$72,226	$(15,776)	$56,450	$108,418	$(30,497)	$77,921
Transfers to other assets acquired through foreclosure, net	4,309	—	4,309	4,664	—	4,664
Additions from acquisition of Centennial Bank	—	—	—	5,622	—	5,622
Proceeds from sale of other real estate owned and repossessed assets, net	(1,903)	683	(1,220)	(17,422)	4,639	(12,783)
Valuation adjustments, net	—	(258)	(258)	—	(566)	(566)
Gains, net (1)	11	—	11	1,641	—	1,641
Balance, end of period	$74,643	$(15,351)	$59,292	$102,923	$(26,424)	$76,499

	Six Months Ended June 30,
	2014			2013
	Gross Balance	Valuation Allowance	Net Balance	Gross Balance	Valuation Allowance	Net Balance
	(in thousands)
Balance, beginning of the period	$88,421	$(21,702)	$66,719	$113,474	$(36,227)	$77,247
Transfers to other assets acquired through foreclosure, net	6,419	—	6,419	11,273	—	11,273
Additions from acquisition of Centennial Bank	—	—	—	5,622	—	5,622
Proceeds from sale of other real estate owned and repossessed assets, net	(21,376)	6,644	(14,732)	(29,542)	11,385	(18,157)
Valuation adjustments, net	—	(293)	(293)	—	(1,582)	(1,582)
Gains, net (2)	1,179	—	1,179	2,096	—	2,096
Balance, end of period	$74,643	$(15,351)	$59,292	$102,923	$(26,424)	$76,499

(1)	Includes gains related to initial transfers to other assets of zero and $23 thousand during the three months ended June 30, 2014 and 2013, respectively, pursuant to accounting guidance.

(2)	Includes gains related to initial transfers to other assets of zero and $345 thousand during the six months ended June 30, 2014 and 2013, respectively, pursuant to accounting guidance.
Other assets acquired through foreclosure consist primarily of properties acquired as a result of, or in-lieu-of, foreclosure. Properties or other assets (primarily repossessed assets formerly leased) are classified as OREO and other repossessed property and are reported at the lower of carrying value or fair value, less estimated costs to sell the property. Costs relating to the development or improvement of the assets are capitalized and costs relating to holding the assets are charged to expense. The Company had $59.3 million and $66.7 million of such assets at June 30, 2014 and December 31, 2013, respectively. At June 30, 2014, the Company held approximately 65 properties, compared to 70 at December 31, 2013. When significant adjustments were based on unobservable inputs, such as when a current appraised value is not available or management determines the fair value of the collateral is further impaired below appraised value and there is no observable market price, the resulting fair value measurement has been categorized as a Level 3 measurement.
Goodwill and Other Intangible Assets
Goodwill represents the excess consideration paid for net assets acquired in a business combination over their fair value and is subsequently evaluated for impairment at least annually. The Company has goodwill of $23.2 million and other intangibles, which consist primarily of core deposit intangibles, of $3.3 million as of June 30, 2014. The Company performs its annual goodwill and intangibles impairment tests as of October 1 each year, or more often if events or circumstances indicate that the carrying value may not be recoverable. During the three and six months ended June 30, 2014, there were no events or circumstances that indicated an interim impairment test of goodwill or other intangible assets was necessary.

Deferred Tax Asset
Western Alliance Bancorporation and its subsidiaries, other than BW Real Estate, Inc., file a consolidated federal tax return. Due to tax regulations and GAAP, several items of income and expense are recognized in different periods for tax return purposes than for financial reporting purposes. These items represent temporary differences. Deferred taxes are provided on an asset and liability method whereby deferred tax assets are recognized for deductible temporary differences and tax credit carryovers and deferred tax liabilities are recognized for taxable temporary differences. A temporary difference is the difference between the reported amounts of an asset or liability and its tax basis. A deferred tax asset is reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax asset will not be realized. Deferred tax assets and liabilities are adjusted for the effect of changes in tax laws and rates on the date of enactment.
Although realization is not assured, the Company believes that the realization of the net deferred tax asset is more likely than not based on expectations as to future taxable income and based on available tax planning strategies within the meaning of ASC 740 that could be implemented if necessary to prevent a carryover from expiring.
See "Note 10. Income Taxes" to the Consolidated Financial Statements for further discussion on income taxes.
Deposits
Deposits are the primary source for funding the Company's asset growth. At June 30, 2014, total deposits were $8.47 billion, compared to $7.84 billion at December 31, 2013. Total deposit growth of $631.3 million, or 8.1%, was primarily driven by an increase in savings and money market deposits of $327.0 million. WAB is a member of CDARS and ICS, which provide mechanisms for obtaining FDIC insurance on large deposits. At June 30, 2014, the Company had $662.8 million of CDARS deposits and $381.3 million of ICS deposits. At December 31, 2013, the Company had $518.0 million of CDARS deposits and $355.3 million of ICS deposits. At June 30, 2014 and December 31, 2013, the Company had $175.8 million and $174.2 million of wholesale brokered deposits, respectively.
The average balances and weighted average rates paid on deposits are presented below:

	Three Months Ended June 30,
	2014		2013
	Average Balance	Rate	Average Balance	Rate
	(dollars in thousands)
Interest checking (NOW)	$791,501	0.19%	$626,768	0.24%
Savings and money market	3,583,500	0.30	2,768,656	0.29
Time	1,700,412	0.44	1,584,029	0.39
Total interest-bearing deposits	6,075,413	0.32	4,979,453	0.32
Non-interest-bearing demand deposits	2,045,534	—	1,898,237	—
Total deposits	$8,120,947	0.24%	$6,877,690	0.23%

	Six Months Ended June 30,
	2014		2013
	Average Balance	Rate	Average Balance	Rate
	(dollars in thousands)
Interest checking (NOW)	$778,341	0.20%	$617,766	0.22%
Savings and money market	3,518,279	0.30	2,695,173	0.29
Time	1,660,212	0.43	1,517,154	0.40
Total interest-bearing deposits	5,956,832	0.32	4,830,093	0.32
Non-interest-bearing demand deposits	2,049,806	—	1,876,772	—
Total deposits	$8,006,638	0.24%	$6,706,865	0.23%

Short-Term Borrowed Funds
The Company from time to time utilizes short-term borrowed funds to support short-term liquidity needs generally created by increased loan demand. The majority of these short-term borrowed funds consist of advances from the FHLB and/or FRB, federal funds purchased and customer repurchase agreements. The Company's borrowing capacity with the FHLB and FRB is determined based on collateral pledged, generally consisting of securities and loans. In addition, the Company has borrowing capacity from other sources, pledged by securities, including securities sold under agreements to repurchase, which are reflected at the amount of cash received in connection with the transaction, and may require additional collateral based on the fair value of the underlying securities. At June 30, 2014, total short-term borrowed funds consisted of $53.7 million of customer repurchases and FHLB advances of $61.9 million. At December 31, 2013, total short-term borrowed funds consisted of $71.2 million of customer repurchases, a revolving line of credit of $3.0 million and FHLB advances of $25.9 million.
Long-Term Debt
At June 30, 2014, there was $211.2 million of FHLB advances classified as long-term and $64.9 million of outstanding Senior Note principal, whose carrying value of $64.4 million reflects a discount of $0.5 million. At December 31, 2013, long-term debt consisted of FHLB advances of $248.0 million and $64.9 million of outstanding Senior Note principal with a carrying value of $64.2 million.
Junior Subordinated Debt
The Company measures the balance of junior subordinated debt at fair value, which was $42.7 million at June 30, 2014 and $41.9 million at December 31, 2013.
Critical Accounting Policies
Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties and could potentially result in materially different results under different assumptions and conditions. The critical accounting policies upon which the Company's financial condition and results of operations depend, and which involve the most complex subjective decisions or assessments, are included in the discussion entitled "Critical Accounting Policies" in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations," in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2013, and all amendments thereto, as filed with the SEC. There were no material changes to the critical accounting policies disclosed in the Annual Report on Form 10-K.
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
The ability to have readily available funds sufficient to repay fully maturing liabilities is of primary importance to depositors, creditors and regulators. Our liquidity, represented by cash and amounts due from banks, federal funds sold and non-pledged marketable securities, is a result of our operating, investing and financing activities and related cash flows. In order to ensure funds are available when necessary, on at least a quarterly basis, we project the amount of funds that will be required, and we strive to maintain relationships with a diversified customer base. Liquidity requirements can also be met through short-term borrowings or the disposition of short-term assets. The Company has unsecured Federal Reserve Funds credit lines with correspondent banks totaling $120.0 million and other lines of credit with correspondent banks totaling $70.0 million, of which $25.0 million is secured and $45.0 million is unsecured. As of June 30, 2014, there were no amounts drawn on the secured line of credit or the Federal Reserve Funds credit lines. In addition, loans and securities are pledged to the FHLB, providing $1.50 billion in borrowing capacity, with outstanding borrowings and letters of credit of $272.2 million and $226.1 million, respectively, leaving $1.00 billion in available credit as of June 30, 2014. Loans and securities pledged to the FRB discount window provided $1.05 billion in borrowing capacity. As of June 30, 2014, there were no outstanding borrowings from the FRB, thus our available credit totaled $1.05 billion.
The Company has a formal liquidity policy and, in the opinion of management, our liquid assets are considered adequate to meet cash flow needs for loan funding and deposit cash withdrawals for the next 90-120 days. At June 30, 2014, there was $1.13 billion in liquid assets, comprised of $380.7 million in cash and cash equivalents and $752.1 million in unpledged marketable securities. At December 31, 2013, the Company maintained $1.25 billion in liquid assets, comprised of $309.7 million of cash and cash equivalents and $938.0 million of unpledged marketable securities.

The holding company maintains additional liquidity that would be sufficient to fund its operations and certain non-bank affiliate operations for an extended period should funding from normal sources be disrupted. Since deposits are taken by the bank operating subsidiary and not by the parent company, parent company liquidity is not dependent on the bank operating subsidiary's deposit balances. In our analysis of parent company liquidity, we assume that the parent company is unable to generate funds from additional debt or equity issuances, receives no dividend income from subsidiaries and does not pay dividends to shareholders, while continuing to make nondiscretionary payments needed to maintain operations and repayment of contractual principal and interest payments owed by the parent company and affiliated companies. Under this scenario, the amount of time the parent company and its non-bank subsidiaries can operate and meet all obligations before the current liquid assets are exhausted is considered as part of the parent company liquidity analysis. Management believes the Parent maintains adequate liquidity capacity to operate without additional funding from new sources for over 12 months. WAB maintains sufficient funding capacity to address large increases in funding requirements, such as deposit outflows. This capacity is comprised of liquidity derived from a reduction in asset levels and various secured funding sources.
On a long-term basis, the Company’s liquidity will be met by changing the relative distribution of our asset portfolios (for example, by reducing investment or loan volumes, or selling or encumbering assets). Further, the Company can increase liquidity by soliciting higher levels of deposit accounts through promotional activities and/or borrowing from correspondent banks, the FHLB of San Francisco and the FRB. At June 30, 2014, our long-term liquidity needs primarily relate to funds required to support loan originations and commitments and deposit withdrawals, which can be met by cash flows from investment payments and maturities, and investment sales, if necessary.
The Company’s liquidity is comprised of three primary classifications: 1) cash flows provided by operating activities; 2) cash flows used in investing activities; and 3) cash flows provided by financing activities. Net cash provided by or used in operating activities consists primarily of net income, adjusted for changes in certain other asset and liability accounts and certain non-cash income and expense items, such as the provision for credit losses, investment and other amortization and depreciation. For the six months ended June 30, 2014 and 2013, net cash provided by operating activities was $60.5 million and $86.5 million, respectively.
Our primary investing activities are the origination of real estate and commercial loans and the purchase and sale of securities. Our net cash provided by and used in investing activities has been primarily influenced by our loan and securities activities. The net increase in loans for the six months ended June 30, 2014 and 2013, was $719.7 million and $336.7 million, respectively. The increase from purchases or pay downs of securities, net for the six months ended June 30, 2014 was $119.5 million, compared to a decrease of $52.2 million at June 30, 2013.
Net cash provided by financing activities has been impacted significantly by increased deposit levels. During the six months ended June 30, 2014 and 2013, deposits increased $631.6 million and $207.6 million, respectively.
Fluctuations in core deposit levels may increase our need for liquidity as certificates of deposit mature or are withdrawn before maturity, and as non-maturity deposits, such as checking and savings account balances, are withdrawn. Additionally, we are exposed to the risk that customers with large deposit balances will withdraw all or a portion of such deposits, due in part to the FDIC limitations on the amount of insurance coverage provided to depositors. To mitigate the uninsured deposit risk, we have joined the CDARS and ICS, a program that allows customers to invest up to $50.0 million in certificates of deposit or money market accounts through one participating financial institution, with the entire amount being covered by FDIC insurance. As of June 30, 2014, we had $662.8 million of CDARS and $381.3 million of ICS deposits, compared to $518.0 million of CDARS and $355.3 million of ICS deposits at December 31, 2013.
As of June 30, 2014, we had $175.8 million of wholesale brokered deposits outstanding. Brokered deposits are generally considered to be deposits that have been received from a third party that is acting on behalf of that party’s customer. Often, a broker will direct a customer’s deposits to the banking institution offering the highest interest rate available. Federal banking laws and regulations place restrictions on depository institutions regarding brokered deposits because of the general concern that these deposits are at a greater risk of being withdrawn and placed on deposit at another institution offering a higher interest rate, thus posing liquidity risk for institutions that gather brokered deposits in significant amounts. The Company does not anticipate using brokered deposits as a significant liquidity source in the near future.
Federal and state banking regulations place certain restrictions on dividends paid. The total amount of dividends which may be paid at any date is generally limited to the retained earnings of the bank. Dividends paid by WAB to the Parent would be prohibited if the effect thereof would cause the bank’s capital to be reduced below applicable minimum capital requirements. WAB, LVSP and WAEF paid dividends to the Parent in the amount of $32.0 million, $2.5 million and $1.5 million during the six months ended June 30, 2014, respectively.

Capital Resources
The Company and WAB are subject to various regulatory capital requirements administered by the Federal banking agencies. Failure to meet minimum capital requirements could trigger certain mandatory or discretionary actions that, if undertaken, could have a direct material effect on the Company’s business and financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and WAB must meet specific capital guidelines that involve qualitative measures of their assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.
Quantitative measures established by regulation to ensure capital adequacy require the Company and WAB to maintain minimum amounts and ratios of total and Tier I capital to risk-weighted assets, and of Tier I leverage to average assets. As of June 30, 2014 and December 31, 2013, the Company and WAB met all capital adequacy requirements to which they are subject.
As of June 30, 2014 and December 31, 2013, the Company WAB met the minimum capital ratio requirements necessary to be classified as well-capitalized, as defined by the banking agencies. To be categorized as well-capitalized, an entity must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the table below.
Federal banking regulators have proposed revisions to the bank capital requirement standards known as Basel III. Basel III strengthens bank capital requirements and introduces new regulatory requirements on bank liquidity and bank leverage. Based on the Company’s assessment of these proposed regulations, as of June 30, 2014, the Company and WAB met the requirements necessary to be classified as well-capitalized under the proposed regulation.
The actual capital amounts and ratios for the Company are presented in the following tables as of the periods indicated:

	Actual		Adequately-Capitalized Requirements		Minimum For Well-Capitalized Requirements
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
June 30, 2014
Total Capital (to Risk Weighted Assets)	$1,081,087	12.5%	$691,896	8.0%	$864,870	10.0%
Tier 1 Capital (to Risk Weighted Assets)	973,027	11.2	347,510	4.0	521,264	6.0
Leverage Ratio (to Average Assets)	973,027	10.0	389,211	4.0	486,514	5.0
December 31, 2013
Total Capital (to Risk Weighted Assets)	$991,461	12.4%	$639,652	8.0%	$799,565	10.0%
Tier 1 Capital (to Risk Weighted Assets)	891,479	11.1	321,254	4.0	481,881	6.0
Leverage Ratio (to Average Assets)	891,479	9.8	363,869	4.0	454,836	5.0

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.
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
Net Interest Income Simulation. In order to measure interest rate risk at June 30, 2014, we used a simulation model to project changes in net interest income that result from forecasted changes in interest rates. This analysis calculates the difference between net interest income forecasted using an immediate increase and decrease in interest rates and a net interest income forecast using a flat market interest rate environment derived from spot yield curves typically used to price our assets and liabilities. The income simulation model includes various assumptions regarding the re-pricing relationships for each of our products. Many of our assets are floating rate loans, which are assumed to re-price immediately and, proportional to the change in market rates, depending on their contracted index. Some loans and investments include the opportunity of prepayment (embedded options) and, accordingly, the simulation model uses estimated market speeds to derive prepayments and reinvests proceeds at modeled yields. Our non-term deposit products re-price more slowly, usually changing less than the change in market rates and at our discretion.
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
This simulation model assesses the changes in net interest income that would occur in response to an instantaneous and sustained increase or decrease (shock) in market interest rates. At June 30, 2014, our net interest income exposure for the next twelve months related to these hypothetical changes in market interest rates was within our current guidelines.
Sensitivity of Net Interest Income

	Interest Rate Scenario (change in basis points from Base)
	Down 100	Base	Up 100	Up 200	Up 300	Up 400
	(dollars in thousands)
Interest Income	$399,988	$407,747	$440,903	$480,923	$522,782	$565,405
Interest Expense	27,589	27,843	55,445	83,202	110,940	138,615
Net Interest Income	372,399	379,904	385,458	397,721	411,842	426,790
Percent Change	(2.0)%		1.5%	4.7%	8.4%	12.3%
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
At June 30, 2014, our economic value of equity exposure related to these hypothetical changes in market interest rates was within the current guidelines established by us. The following table shows our projected change in economic value of equity for this set of rate shocks at June 30, 2014:

Economic Value of Equity

	Interest Rate Scenario (change in basis points from Base)
	Down 100	Base	Up 100	Up 200	Up 300	Up 400
Present Value	(dollars in thousands)
Assets	$10,281,092	$10,182,650	$9,983,005	$9,795,919	$9,618,074	$9,451,351
Liabilities	8,850,439	8,697,143	8,472,490	8,288,917	8,107,293	7,925,792
Net Present Value	1,430,653	1,485,507	1,510,515	1,507,002	1,510,781	1,525,559
Percent Change	(3.7)%		1.7%	1.4%	1.7%	2.7%
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
Derivative Contracts. In the normal course of business, the Company uses derivative instruments to meet the needs of its customers and manage exposure to fluctuations in interest rates. The following table summarizes the aggregate notional amounts, market values and terms of the Company’s derivative positions with derivative market makers as of June 30, 2014 and December 31, 2013:
Outstanding Derivatives Positions

June 30, 2014			December 31, 2013
Notional	Net Value	Weighted Average Term (Years)	Notional	Net Value	Weighted Average Term (Years)
(dollars in thousands)
$568,006	$(29,217)	17.7	$294,997	$1,598	16.8

Item 4.	Controls and Procedures.
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
Changes in Internal Control over Financial Reporting
There have not been any changes in the Company's internal control over financial reporting during the quarter ended June 30, 2014, which have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 6.	Exhibits.
EXHIBITS

2.1	Plan of Conversion, dated May 29, 2014 (incorporated by reference to Exhibit 2.1 of Western Alliance Bancorporation’s Form 8-K filed with the SEC on June 3, 2014).

3.1
Articles of Conversion, as filed with the Nevada Secretary of State on May 29, 2014 (incorporated by reference to Exhibit 3.1 of Western Alliance Bancorporation’s Form 8-K filed with the SEC on June 3, 2014).

3.2
Certificate of Conversion, as filed with the Delaware Secretary of State on May 29, 2014 (incorporated by reference to Exhibit 3.2 of Western Alliance Bancorporation’s Form 8-K filed with the SEC on June 3, 2014).

3.3
Certificate of Incorporation, as filed with the Delaware Secretary of State on May 29, 2014 (incorporated by reference to Exhibit 3.3 of Western Alliance Bancorporation’s Form 8-K filed with the SEC on June 3, 2014).

3.4
Certificate of Designation of Non-Cumulative Perpetual Preferred Stock, Series B, as filed with the Delaware Secretary of State on May 29, 2014 (incorporated by reference to Exhibit 3.4 of Western Alliance Bancorporation’s Form 8-K filed with the SEC on June 3, 2014).

3.5	Bylaws, effective May 29, 2014 (incorporated by reference to Exhibit 3.5 of Western Alliance Bancorporation’s Form 8-K filed with the SEC on June 3, 2014).

4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 of Western Alliance Bancorporation’s Form 8-K filed with the SEC on June 3, 2014).

10.1
Distribution Agency Agreement, dated June 4, 2014, by and among the Company and the Manager (incorporated by reference to Exhibit 1.1 of Western Alliance Bancorporation’s Form 8-K filed with the SEC on June 5, 2014).

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

WESTERN ALLIANCE BANCORPORATION

July 30, 2014	By:	/s/ Robert Sarver
Robert Sarver
Chairman of the Board and
Chief Executive Officer

July 30, 2014	By:	/s/ Dale Gibbons
Dale Gibbons
Executive Vice President and
Chief Financial Officer

July 30, 2014	By:	/s/ J. Kelly Ardrey Jr.
J. Kelly Ardrey Jr.
Senior Vice President and
Chief Accounting Officer