Form 10-Q
period 2014-09-30
WESTERN ALLIANCE BANCORPORATION
filed 2014-10-30
CIK 1212545

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2014 or

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Common stock issued and outstanding: 88,081,701 shares as of October 24, 2014.

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

ENTITIES:
AAB	Alliance Association Bank	LVSP	Las Vegas Sunset Properties
ABA	Alliance Bank of Arizona	TPB	Torrey Pines Bank
Company	Western Alliance Bancorporation and Subsidiaries	WAB or Bank	Western Alliance Bank
BON	Bank of Nevada	WAEF	Western Alliance Equipment Finance
FIB	First Independent Bank	WAL or Parent	Western Alliance Bancorporation
TERMS:
AFS	Available-for-Sale	FVO	Fair Value Option
AMT	Alternative Minimum Tax	GAAP	U.S. Generally Accepted Accounting Principles
ALCO	Asset and Liability Management Committee	GSE	Government-Sponsored Enterprise
AOCI	Accumulated Other Comprehensive Income	HTM	Held-to-Maturity
ARPS	Adjustable-Rate Preferred Stock	ICS	Insured Cash Sweep Service
ASC	FASB Accounting Standards Codification	IRC	Internal Revenue Code
ASU	Accounting Standards Update	ISDA	International Swaps and Derivatives Association
ATM	At-the-Market	LIBOR	London Interbank Offered Rate
BOLI	Bank Owned Life Insurance	LIHTC	Low-Income Housing Tax Credit
CBL	Central Business Lines	MBS	Mortgage-Backed Securities
CDARS	Certificate Deposit Account Registry Service	NOL	Net Operating Loss
CDO	Collateralized Debt Obligation	NPV	Net Present Value
CEO	Chief Executive Officer	NUBILs	Net Unrealized Built In Losses
CFO	Chief Financial Officer	OCI	Other Comprehensive Income
CRA	Community Reinvestment Act	OREO	Other Real Estate Owned
CRE	Commercial Real Estate	OTTI	Other-than-Temporary Impairment
EVE	Economic Value of Equity	PCI	Purchased Credit Impaired
FASB	Financial Accounting Standards Board	SEC	Securities and Exchange Commission
FDIC	Federal Deposit Insurance Corporation	SSAE	Statement on Standards for Attestation Engagements
FHLB	Federal Home Loan Bank	TDR	Troubled Debt Restructuring
Form 10-Q	Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2014	TEB	Tax Equivalent Basis
FRB	Federal Reserve Bank	XBRL	eXtensible Business Reporting Language

Item 1.	Financial Statements.
WESTERN ALLIANCE BANCORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30, 2014	December 31, 2013
	(Unaudited)
	(in thousands, except per share amounts)
Assets:
Cash and due from banks	$150,554	$134,906
Interest-bearing deposits in other financial institutions	108,216	170,608
Cash and cash equivalents	258,770	305,514
Money market investments	373	2,632
Investment securities - measured at fair value	1,935	3,036
Investment securities - AFS, at fair value; amortized cost of $1,554,531 at September 30, 2014 and $1,404,048 at December 31, 2013	1,569,689	1,370,696
Investment securities - HTM, at amortized cost; fair value of $0 at September 30, 2014 and $281,704 at December 31, 2013	—	283,006
Investments in restricted stock, at cost	25,275	30,186
Loans, net of deferred loan fees and costs	7,929,520	6,801,415
Less: allowance for credit losses	(109,161)	(100,050)
Total loans	7,820,359	6,701,365
Premises and equipment, net	112,057	105,565
Other assets acquired through foreclosure, net	51,787	66,719
Bank owned life insurance	143,167	140,562
Goodwill	23,224	23,224
Other intangible assets, net	2,970	4,150
Deferred tax assets, net	67,501	80,688
Prepaid expenses	6,334	4,778
Other assets	205,383	185,221
Total assets	$10,288,824	$9,307,342
Liabilities:
Deposits:
Non-interest-bearing demand	$2,246,730	$2,199,983
Interest-bearing	6,450,897	5,638,222
Total deposits	8,697,627	7,838,205
Customer repurchase agreements	52,957	71,192
Other borrowings	330,782	341,096
Junior subordinated debt, at fair value	41,793	41,858
Other liabilities	162,543	159,493
Total liabilities	9,285,702	8,451,844
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock - par value $0.0001 and liquidation value per share of $1,000; 20,000,000 authorized; 141,000 shares issued and outstanding at September 30, 2014 and December 31, 2013	141,000	141,000
Common stock - par value $0.0001; 200,000,000 authorized; 87,848,562 shares issued and outstanding at September 30, 2014 and 87,186,403 at December 31, 2013	9	9
Additional paid in capital	807,257	797,146
Retained earnings (accumulated deficit)	45,373	(61,111)
Accumulated other comprehensive income (loss)	9,483	(21,546)
Total stockholders’ equity	1,003,122	855,498
Total liabilities and stockholders’ equity	$10,288,824	$9,307,342
See accompanying Notes to Unaudited Consolidated Financial Statements.

WESTERN ALLIANCE BANCORPORATION AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENTS (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(in thousands, except per share amounts)
Interest income:
Loans, including fees	$94,436	$83,994	$271,823	$239,812
Investment securities	9,263	7,333	29,416	21,235
Dividends	1,272	953	3,338	3,031
Other	583	400	1,651	995
Total interest income	105,554	92,680	306,228	265,073
Interest expense:
Deposits	5,172	4,232	14,767	11,893
Other borrowings	1,846	3,409	7,351	8,808
Junior subordinated debt	443	460	1,307	1,381
Customer repurchase agreements	20	20	55	77
Total interest expense	7,481	8,121	23,480	22,159
Net interest income	98,073	84,559	282,748	242,914
Provision for credit losses	419	—	4,426	8,920
Net interest income after provision for credit losses	97,654	84,559	278,322	233,994
Non-interest income:
Service charges and fees	2,434	2,425	7,701	7,408
Income from bank owned life insurance	1,136	1,832	3,044	3,904
Gain (loss) on sales of investment securities, net	181	(1,679)	384	(1,537)
Unrealized gains (losses) on assets and liabilities measured at fair value, net	896	(7)	(145)	(3,865)
Bargain purchase gain from acquisition	—	—	—	10,044
Loss on extinguishment of debt	(502)	—	(502)	—
Other fee revenue	892	1,015	2,860	2,915
Other income	1,189	543	3,492	1,821
Total non-interest income	6,226	4,129	16,834	20,690
Non-interest expense:
Salaries and employee benefits	32,230	28,689	93,536	83,363
Occupancy	4,500	4,901	13,510	14,500
Legal, professional and directors’ fees	3,022	3,438	10,853	9,010
Data processing	2,109	1,872	7,184	5,912
Insurance	1,996	1,884	6,476	6,350
Loan and repossessed asset expenses	1,007	1,136	3,168	3,453
Customer service	888	677	2,216	2,037
Marketing	378	585	1,443	1,962
Intangible amortization	281	597	1,180	1,791
Net (gain) loss on sales / valuations of repossessed and other assets	(1,956)	371	(4,319)	(234)
Merger / restructure expenses	15	1,018	198	3,833
Other expense	5,542	4,507	16,732	13,158
Total non-interest expense	50,012	49,675	152,177	145,135
Income from continuing operations before provision for income taxes	53,868	39,013	142,979	109,549
Income tax expense	12,949	10,390	34,279	25,838
Income from continuing operations	40,919	28,623	108,700	83,711
Loss from discontinued operations, net of tax	—	(29)	(1,158)	(160)
Net income	40,919	28,594	107,542	83,551
Dividends on preferred stock	353	352	1,058	1,058
Net income available to common stockholders	$40,566	$28,242	$106,484	$82,493

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(in thousands, except per share amounts)
Earnings per share from continuing operations:
Basic	$0.47	$0.33	$1.24	$0.97
Diluted	0.46	0.33	1.23	0.96
Loss per share from discontinued operations:
Basic	—	—	(0.01)	(0.01)
Diluted	—	—	(0.01)	(0.01)
Earnings per share applicable to common stockholders:
Basic	0.47	0.33	1.23	0.96
Diluted	0.46	0.33	1.22	0.95
Weighted average number of common shares outstanding:
Basic	86,723	85,799	86,495	85,596
Diluted	87,572	86,769	87,345	86,428
Dividends declared per common share	$—	$—	$—	$—
See accompanying Notes to Unaudited Consolidated Financial Statements.

WESTERN ALLIANCE BANCORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(in thousands)
Net income	$40,919	$28,594	$107,542	$83,551
Other comprehensive income (loss), net:
Unrealized gain on transfer of HTM securities to AFS, net of tax effect of $0, $0, $(5,367), $0 for each respective period presented	—	—	8,976	—
Unrealized gain (loss) on AFS securities, net of tax effect of $(672), $2,887, $(13,331) and $14,327 for each respective period presented	1,124	(4,770)	22,293	(23,670)
Unrealized loss on cash flow hedge, net of tax effect of $0, $18, $0 and $10 for each respective period presented	—	(30)	—	(17)
Realized (gain) loss on sale of AFS securities included in income, net of tax effect of $68, $(633), $144 and $(580) for each respective period presented	(113)	1,046	(240)	957
Net other comprehensive income (loss)	1,011	(3,754)	31,029	(22,730)
Comprehensive income	$41,930	$24,840	$138,571	$60,821
See accompanying Notes to Unaudited Consolidated Financial Statements.

WESTERN ALLIANCE BANCORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)

	Preferred Stock		Common Stock		Additional Paid in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity

	Shares	Amount	Shares	Amount
	(in thousands)
December 31, 2012 (1)	141	$141,000	86,465	$9	$784,852	$8,226	$(174,666)	$759,421
Net income	—	—	—	—	—	—	83,551	83,551
Exercise of stock options	—	—	332	—	2,924	—	—	2,924
Stock-based compensation	—	—	111	—	1,608	—	—	1,608
Restricted stock grants, net	—	—	191	—	2,756	—	—	2,756
Dividends on preferred stock	—	—	—	—	—	—	(1,058)	(1,058)
Other comprehensive loss, net	—	—	—	—	—	(22,730)	—	(22,730)
Balance, September 30, 2013	141	$141,000	87,099	$9	$792,140	$(14,504)	$(92,173)	$826,472

December 31, 2013	141	$141,000	87,186	$9	$797,146	$(21,546)	$(61,111)	$855,498
Net income	—	—	—	—	—	—	107,542	107,542
Exercise of stock options	—	—	216	—	2,774	—	—	2,774
Stock-based compensation	—	—	69	—	1,668	—	—	1,668
Restricted stock grants, net	—	—	262	—	3,110	—	—	3,110
Issuance of common stock under ATM offering, net of offering costs of $272	—	—	116	—	2,559	—	—	2,559
Dividends on preferred stock	—	—	—	—	—	—	(1,058)	(1,058)
Other comprehensive income, net	—	—	—	—	—	31,029	—	31,029
Balance, September 30, 2014	141	$141,000	87,849	$9	$807,257	$9,483	$45,373	$1,003,122

(1)	As adjusted, see "Note 10. Income Taxes" to the Unaudited Consolidated Financial Statements.
See accompanying Notes to Unaudited Consolidated Financial Statements.

WESTERN ALLIANCE BANCORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended September 30,
	2014	2013
	(in thousands)
Cash flows from operating activities:
Net income	$107,542	$83,551
Adjustments to reconcile net income to cash provided by operating activities:
Provision for credit losses	4,426	8,920
Depreciation and amortization	4,328	4,626
Stock-based compensation	7,652	4,364
Deferred income taxes and income taxes receivable	(7,913)	1,761
Net amortization of discounts and premiums for investment securities	6,037	7,658
Accretion and amortization of fair market value adjustments due to acquisitions	(13,574)	(8,256)
Income from bank owned life insurance	(3,044)	(3,904)
(Gains) / losses on:
Sales of securities, AFS	(384)	1,537
Acquisition of Centennial Bank	—	(10,044)
Extinguishment of debt	502	—
Other assets acquired through foreclosure, net	(2,648)	(2,388)
Valuation adjustments of other repossessed assets, net	1,175	2,279
Sale of premises and equipment and other assets, net	(2,846)	(125)
Changes in:
Other assets	(5,909)	28,840
Other liabilities	11,634	1,122
Fair value of assets and liabilities measured at fair value	145	3,865
Net cash provided by operating activities	107,123	123,806
Cash flows from investing activities:
Investment securities - measured at fair value
Principal pay downs and maturities	1,071	1,358
Investment securities - AFS
Purchases	(81,365)	(373,485)
Principal pay downs and maturities	169,461	161,394
Proceeds from sales	32,235	63,153
Investment securities - HTM
Principal pay downs and maturities	6,600	—
Purchase of investment tax credits	(23,317)	(28,172)
Sale (purchase) of money market investments, net	2,259	(3,512)
Liquidation of restricted stock	4,911	750
Loan fundings and principal collections, net	(1,117,166)	(388,259)
Sale and purchase of premises and equipment, net	(10,503)	(2,472)
Proceeds from sale of other real estate owned and repossessed assets, net	25,561	20,513
Cash and cash equivalents acquired in acquisition, net	—	21,204
Net cash used in investing activities	(990,253)	(527,528)

	Nine Months Ended September 30,
	2014	2013
	(in thousands)
Cash flows from financing activities:
Net increase in deposits	859,847	481,989
Net decrease in customer repurchase agreements	(18,235)	(23,510)
Proceeds from securities sold short	—	126,664
Net (decrease) increase in borrowings	(9,501)	121,121
Proceeds from exercise of common stock options	2,774	2,924
Cash dividends paid on preferred stock	(1,058)	(1,058)
Proceeds from issuance of stock in offerings, net	2,559	—
Net cash provided by financing activities	836,386	708,130
Net (decrease) increase in cash and cash equivalents	(46,744)	304,408
Cash and cash equivalents at beginning of year	305,514	204,625
Cash and cash equivalents at end of period	$258,770	$509,033
Supplemental disclosure:
Cash paid during the period for:
Interest	$26,677	$22,648
Income taxes	21,680	20,245
Non-cash investing and financing activities:
Transfers to other assets acquired through foreclosure, net	9,156	14,010
Unfunded commitments to purchase investment tax credits	12,298	21,828
Non-cash assets acquired in Centennial Bank acquisition	—	410,827
Non-cash liabilities acquired in Centennial Bank acquisition	—	421,987
Change in unrealized gain (loss) on AFS securities, net of tax	22,053	(23,670)
Change in unrealized loss on cash flow hedge, net of tax	—	(17)
Change in unfunded obligations	(26,905)	(79,033)
Transfer of HTM securities to AFS, amortized cost	275,292	—
Unrealized gain on transfer of HTM securities to AFS, net of tax	8,976	—
See accompanying Notes to Unaudited Consolidated Financial Statements.

WESTERN ALLIANCE BANCORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Nature of operation
WAL, incorporated under the laws of the state of Delaware, is a bank holding company headquartered in Phoenix, Arizona. WAL provides full service banking and related services to locally owned businesses, professional firms, real estate developers and investors, local non-profit organizations, high net worth individuals and other consumers through its wholly-owned subsidiary bank, WAB. The Bank operates the following divisions doing business as ABA in Arizona, as FIB in Northern Nevada, as BON in Southern Nevada, as TPB in California, and as AAB throughout the U.S. In addition, the Company has one non-bank subsidiary, LVSP, which holds and manages certain non-performing loans and OREO.
Basis of presentation
The accounting and reporting policies of the Company are in accordance with GAAP and conform to practices within the financial services industry. The accounts of the Company and its consolidated subsidiaries are included in the unaudited Consolidated Financial Statements.
Use of estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant changes in the near term relate to the determination of the allowance for credit losses; estimated cash flows related to PCI loans; fair value determinations related to acquisitions and other assets and liabilities carried at fair value; and determination of the valuation allowance related to deferred tax assets. Although management believes these estimates to be reasonably accurate, actual amounts may differ. In the opinion of management, all adjustments considered necessary have been reflected in the unaudited Consolidated Financial Statements.
Principles of consolidation
On December 31, 2013, the Company consolidated its three bank subsidiaries under one bank charter, WAB. As the subsidiary bank mergers did not meet the definition of a business combination under the guidance of ASC 805, Business Combinations, the entities were combined in a method similar to a pooling of interests.
As of September 30, 2014, WAL has eight wholly-owned subsidiaries: WAB, LVSP and six unconsolidated subsidiaries used as business trusts in connection with issuance of trust-preferred securities.
The Bank has the following wholly-owned subsidiaries: WAB Investments, Inc., BON Investments, Inc., and TPB Investments, Inc., which hold certain investment securities, municipal loans and leases; BW Real Estate, Inc., which operates as a real estate investment trust and holds certain of WAB's real estate loans and related securities; BW Nevada Holdings, LLC, which owns the Company’s 2700 West Sahara Avenue, Las Vegas, Nevada office building, and WAEF, which offers equipment finance services nationwide. WAL contributed to WAB all of the outstanding shares of common stock of WAEF on July 1, 2014.
The Company does not have any other significant entities that should be considered for consolidation. All significant intercompany balances and transactions have been eliminated in consolidation.
Reclassifications
Certain amounts in the consolidated financial statements as of December 31, 2013 and for the three and nine months ended September 30, 2013 have been reclassified to conform to the current presentation. The reclassifications have no effect on net income or stockholders’ equity as previously reported.

Interim financial information
The accompanying unaudited Consolidated Financial Statements as of and for the three and nine months ended September 30, 2014 and 2013 have been prepared in condensed format and, therefore, do not include all of the information and footnotes required by GAAP for complete financial statements. These statements have been prepared on a basis that is substantially consistent with the accounting principles applied to the Company's audited Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2013.
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
Investment securities
Investment securities may be classified as HTM, AFS or trading. The appropriate classification is initially decided at the time of purchase. Securities classified as HTM are those debt securities that the Company has both the intent and ability to hold to maturity regardless of changes in market conditions, liquidity needs or general economic conditions. These securities are carried at amortized cost. The sale of a security within three months of its maturity date or after the majority of the principal outstanding has been collected is considered a maturity for purposes of classification and disclosure. See "Note 2. Investment Securities" of these Notes to Unaudited Consolidated Financial Statements for further discussion regarding the Company's HTM portfolio during the period ended September 30, 2014.
Securities classified as AFS or trading are reported as an asset on the Consolidated Balance Sheets at their estimated fair value. As the fair value of AFS securities changes, the changes are reported net of income tax as an element of OCI, except for other-than-temporarily impaired securities. When AFS securities are sold, the unrealized gain or loss is reclassified from OCI to non-interest income. The changes in the fair values of trading securities are reported in non-interest income. Securities classified as AFS are both equity and debt securities that the Company intends to hold for an indefinite period of time, but not necessarily to maturity. Any decision to sell a security classified as AFS would be based on various factors, including significant movements in interest rates, changes in the maturity mix of the Company’s assets and liabilities, liquidity needs, decline in credit quality, and regulatory capital considerations.
Interest income is recognized based on the coupon rate and increased by accretion of discounts earned or decreased by the amortization of premiums paid over the contractual life of the security, adjusted for prepayment estimates, using the interest method.
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

For individual debt securities where the Company either intends to sell the security or more likely than not will not recover all of its amortized cost, the OTTI is recognized in earnings equal to the entire difference between the securities cost basis and its fair value at the balance sheet date. For individual debt securities for which a credit loss has been recognized in earnings, interest accruals and amortization and accretion of premiums and discounts are suspended when the credit loss is recognized. Interest received after accruals have been suspended is recognized on a cash basis.
Loans, interest and fees from loans
The Company generally holds loans for investment and has the intent and ability to hold loans until their maturity. Therefore, they are reported at book value. Net loans are stated at the amount of unpaid principal, reduced by deferred fees and costs, and an allowance for credit losses. In addition, the book value of loans that are subject to a fair value hedge is adjusted for changes in value attributable to the effective portion of the hedged benchmark interest rate risk. Purchased loans are recorded at estimated fair value on the date of purchase, comprised of unpaid principal less estimated credit losses and interest rate fair value adjustments.
The Company may acquire loans through a business combination or in a purchase for which differences may exist between the contractual cash flows and the cash flows expected to be collected, which are due, at least in part, to credit quality. Loans are evaluated individually to determine if there has been credit deterioration since origination. Such loans may then be aggregated and accounted for as a pool of loans based on common characteristics. When the Company acquires such loans, the yield that may be accreted (accretable yield) is limited to the excess of the Company’s estimate of undiscounted cash flows expected to be collected over the Company’s initial investment in the loan. The excess of contractual cash flows over the cash flows expected to be collected may not be recognized as an adjustment to yield, loss, or a valuation allowance. Subsequent increases in cash flows expected to be collected generally are recognized prospectively through adjustment of the loan’s yield over the remaining life. Subsequent decreases to cash flows expected to be collected are recognized as impairment. The Company may not “carry over” or create a valuation allowance in the initial accounting for loans acquired under these circumstances. For additional information, see "Note 3. Loans, Leases and Allowance for Credit Losses" of these Notes to Unaudited Consolidated Financial Statements.
For purchased loans that are not deemed impaired, fair value adjustments attributable to both credit and interest rates are accreted (or amortized) over the contractual life of the individual loan. Loan fees collected for the origination of loans less direct loan origination costs (net deferred loan fees) are amortized over the contractual life of the loan through interest income. If the loan has scheduled payments, the amortization of the net deferred loan fee is calculated using the interest method over the contractual life of the loan. If the loan does not have scheduled payments, such as a line of credit, the net deferred loan fee is recognized as interest income on a straight-line basis over the contractual life of the loan commitment. Commitment fees based on a percentage of a customer’s unused line of credit and fees related to standby letters of credit are recognized over the commitment period.
When loans are repaid, any remaining unamortized balances of premiums, discounts, or net deferred fees are recognized as interest income.
Nonaccrual loans: For all loan types except credit cards, when a borrower discontinues making payments as contractually required by the note, the Company must determine whether it is appropriate to continue to accrue interest. Generally, the Company places loans in nonaccrual status and ceases recognizing interest income when the loan has become delinquent by more than 90 days or when management determines that the full repayment of principal and collection of interest according to contractual terms is no longer likely. The Company may decide to continue to accrue interest on certain loans more than 90 days delinquent if the loans are well secured by collateral and in the process of collection. Credit card loans and other personal loans are typically charged-off no later than 180 days delinquent.
For all loan types, when a loan is placed on nonaccrual status, all interest accrued but uncollected is reversed against interest income in the period in which the status is changed. Subsequent payments received from the customer are applied to principal and generally no further interest income is recognized until the principal has been paid in full or until circumstances have changed such that payments are again consistently received as contractually required. The Company recognizes income on a cash basis only for those non-accrual loans for which the collection of the remaining principal balance is not in doubt.
Impaired loans: A loan is identified as impaired when it is no longer probable that interest and principal will be collected according to the contractual terms of the original loan agreement. Generally, impaired loans are classified as nonaccrual. However, in certain instances, impaired loans may continue on an accrual basis if full repayment of all principal and interest is expected and the loan is both well secured and in the process of collection. Impaired loans are measured for reserve requirements in accordance with ASC 310, Receivables, based on the present value of expected future cash flows discounted at the loan's effective interest rate or, as a practical expedient, at the loan's observable market price or the fair value of the collateral less applicable disposition costs if the loan is collateral dependent. The amount of an impairment reserve, if any, and any subsequent changes are recorded as a provision for credit losses. Losses are recoded as a charge-off when losses are confirmed. In addition to our own internal loan review process, the FDIC may from time to time direct the Company to modify loan grades, loan impairment calculations or loan impairment methodology.
Troubled Debt Restructured Loans: A TDR loan is a loan on which the Company, for reasons related to a borrower’s financial difficulties, grants a concession to the borrower that the Company would not otherwise consider. The loan terms that have been modified or restructured due to a borrower’s financial situation include, but are not limited to, a reduction in the stated interest rate, an extension of the maturity or renewal of the loan at an interest rate below current market, a reduction in the face amount of the debt, a reduction in the accrued interest, or deferral of interest payments. A TDR loan is also considered impaired. Generally, a loan that is modified at an effective market rate of interest may no longer be reported as a TDR in years subsequent to the restructuring if it is performing based on the terms specified by the restructuring agreement. However, such loans continue to be considered impaired.
Allowance for credit losses
Credit risk is inherent in the business of extending loans and leases to borrowers, for which the Company must maintain an adequate allowance for credit losses. The allowance for credit losses is established through a provision for credit losses recorded to expense. Loans are charged against the allowance for credit losses when management believes that the contractual principal or interest will not be collected. Subsequent recoveries, if any, are credited to the allowance. The allowance is an amount believed adequate to absorb estimated probable losses on existing loans that may become uncollectable, based on evaluation of the collectability of loans and prior credit loss experience, together with other factors. The Company formally re-evaluates and establishes the appropriate level of the allowance for credit losses on a quarterly basis.
The Company’s allowance for credit loss methodology incorporates several quantitative and qualitative risk factors used to establish the appropriate allowance for credit losses at each reporting date. Quantitative factors include: 1) our historical loss experience; 2) levels of and trends in delinquencies and impaired loans; 3) levels of and trends in charge-offs and recoveries; 4) trends in volume and terms of loans; 5) changes in underwriting standards or lending policies; 6) experience, ability, depth of lending staff; 7) national and local economic trends and conditions; 8) changes in credit concentrations; 9) changes in quality of loan review system; and 10) changes in the value of underlying collateral.
An internal five-year loss history is also incorporated into the allowance calculation model. Due to the credit concentration of our loan portfolio in real estate secured loans, the value of collateral is heavily dependent on real estate values in Nevada, Arizona and California, which, in some cases, have declined substantially from their peak. While management uses the best information available to make its evaluation, future adjustments to the allowance may be necessary if there are significant changes in economic or other conditions. In addition, the FDIC and state bank regulatory agency, as an integral part of their examination processes, periodically review the Bank's allowances for credit losses, and may require us to make additions to our allowance based on their judgment about information available to them at the time of their examination. Management regularly reviews the assumptions and formulae used in determining the allowance and makes adjustments, if required, to reflect the current risk profile of the portfolio.
The allowance consists of specific and general components. The specific allowance applies to impaired loans. For impaired collateral dependent loans, the reserve is calculated based on collateral value, net of estimated disposition costs and other identified quantitative inputs such as historical losses on similar types of loans. Generally, the Company obtains independent collateral valuation analysis for each loan every twelve months. Loans not collateral dependent are evaluated based on the expected future cash flows discounted at the original contractual interest rate.
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

Derivative financial instruments
The Company uses interest-rate swaps to mitigate interest-rate risk associated with changes to 1) the fair value of certain fixed-rate financial instruments (fair value hedges), and 2) certain cash flows related to future interest payments on variable rate financial instruments (cash flow hedges).
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
Management uses its best judgment in estimating the fair value of the Company’s financial instruments; however, there are inherent limitations in any estimation technique. Therefore, for substantially all financial instruments, the fair value estimates presented herein are not necessarily indicative of the amounts the Company could have realized in a sales transaction at September 30, 2014 and December 31, 2013. The estimated fair value amounts for September 30, 2014 and December 31, 2013 have been measured as of period-end, and have not been reevaluated or updated for purposes of these Consolidated Financial Statements subsequent to those dates. As such, the estimated fair values of these financial instruments subsequent to the reporting date may be different than the amounts reported at the period-end.
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
In July 2013, the FASB issued guidance within ASU 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. The amendments in ASU 2013-11 to Topic 740, Income Taxes, provide guidance on the financial statement presentation of unrecognized tax benefits when a NOL carryforward, a similar tax loss, or a tax credit carryforward exists. The amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The adoption of this guidance did not have a material impact on the Company’s Consolidated Financial Statements.
In January 2014, the FASB issued guidance within ASU 2014-01, Accounting for Investments in Qualified Affordable Housing Projects. The amendments in ASU 2014-01 to Topic 323, Equity Investments and Joint Ventures, provide guidance on accounting for investments by a reporting entity in flow-through limited liability entities that manage or invest in affordable housing projects that qualify for the LIHTC. The amendments permit reporting entities to make an accounting policy election to account for their investments in qualified affordable housing projects using the proportional amortization method if certain conditions are met. Under the proportional amortization method, an entity amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits received and recognizes the net investment performance in the income statement as a component of income tax expense (benefit). The amendments are effective for fiscal years, and interim periods within those years, beginning after December 31, 2014 and should be applied retrospectively to all periods presented, with early adoption permitted. All of the Company's LIHTC investments are within the scope of this guidance and the Company has adopted this amended guidance beginning on January 1, 2014. As a result, prior period financial information has been adjusted to conform to the amended guidance. See "Note 10. Income Taxes" for the impact that adoption had on the Company's financial condition and results of operations as well as additional disclosures required under these amendments.
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
In August 2014, the FASB issued guidance within ASU 2014-15, Presentation of Financial Statements - Going Concern. The amendments in ASU 2014-15 to Subtopic 205-40 provide guidance about management's responsibility to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern. The amendments require management to assess an entity's ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. The amendments are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. The adoption of this guidance is not expected to have a material impact on the Company’s Consolidated Financial Statements.

2. INVESTMENT SECURITIES
The carrying amounts and fair values of investment securities at September 30, 2014 and December 31, 2013 are summarized as follows:

	September 30, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
	(in thousands)
Available-for-sale
U.S. government-sponsored agency securities	$18,699	$—	$(705)	$17,994
Corporate debt securities	97,773	789	(1,616)	96,946
Municipal obligations	295,989	12,176	(770)	307,395
Preferred stock	83,431	1,488	(2,692)	82,227
Mutual funds	37,449	419	(54)	37,814
Residential MBS issued by GSEs	902,528	8,658	(3,234)	907,952
Commercial MBS issued by GSEs	2,061	56	—	2,117
Private label residential MBS	55,212	35	(1,602)	53,645
Private label commercial MBS	5,177	159	—	5,336
Trust preferred securities	32,000	—	(5,780)	26,220
CRA investments	24,162	—	(172)	23,990
Collateralized debt obligations	50	8,052	(49)	8,053
Total AFS securities	$1,554,531	$31,832	$(16,674)	$1,569,689

Securities measured at fair value
Residential MBS issued by GSEs				$1,935

In May 2014, the Company's investment committee reassessed the Company's holdings in CDOs, and gave management the discretion to sell CDOs and to reinvest in higher grade investment securities. This change in intent, prior to maturity or recovery, necessitated a reclassification of all HTM securities to AFS. At the date of transfer, the securities had a total amortized cost of $275.3 million and fair value of $289.6 million. The Company recognized an unrealized gain of $9.0 million, net of tax, in AOCI at the date of the transfer.

	December 31, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
	(in thousands)
Available-for-sale
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
Held-to-maturity
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
For debt securities, for the purpose of OTTI analysis, the Company also considers the cause of the price decline (general level of interest rates and industry and issuer specific factors), the issuer’s financial condition, near-term prospects and current ability to make future payments in a timely manner, as well as the issuer’s ability to service debt, and any change in agencies’ ratings at the evaluation date from the acquisition date and any likely imminent action. For ARPS with a fair value below cost that is not attributable to the credit deterioration of the issuer, such as a decline in cash flows from the security or a downgrade in the security’s rating below investment grade, a loss is recorded in other comprehensive income rather than earnings when the Company determines there is intent and ability to retain its investment for a period of time sufficient to allow for any anticipated recovery in fair value.
The Company has reviewed securities for which there is an unrealized loss in accordance with its accounting policy for OTTI described above and determined that there were no impairment charges for the three and nine months ended September 30, 2014 and 2013.
The Company does not consider any securities to be other-than-temporarily impaired as of September 30, 2014 and December 31, 2013. No assurance can be made that additional OTTI will not occur in future periods.

Information pertaining to securities with gross unrealized losses at September 30, 2014 and December 31, 2013, aggregated by investment category and length of time that individual securities have been in a continuous loss position follows:

	September 30, 2014
	Less Than Twelve Months		More Than Twelve Months		Total
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(in thousands)
Available-for-sale
U.S. government sponsored agency securities	$—	$—	$705	$17,993	$705	$17,993
Corporate debt securities	488	24,512	1,128	53,872	1,616	78,384
Preferred stock	271	16,808	2,421	28,136	2,692	44,944
Mutual funds	54	26,049	—	—	54	26,049
Residential MBS issued by GSEs	478	65,649	2,756	120,977	3,234	186,626
Municipal obligations	11	2,255	759	24,252	770	26,507
Private label residential MBS	63	6,615	1,539	25,903	1,602	32,518
Trust preferred securities	—	—	5,780	26,220	5,780	26,220
CRA investments	—	—	172	23,937	172	23,937
Collateralized debt obligations	49	—	—	—	49	—
Total AFS securities	$1,414	$141,888	$15,260	$321,290	$16,674	$463,178

	December 31, 2013
	Less Than Twelve Months		More Than Twelve Months		Total
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(in thousands)
Available-for-sale
U.S. government sponsored agency securities	$2,135	$46,976	$—	$—	$2,135	$46,976
Preferred stock	7,479	44,637	—	—	7,479	44,637
Mutual funds	984	30,101	—	—	984	30,101
Residential MBS issued by GSEs	11,934	601,756	614	8,984	12,548	610,740
Municipal obligations	3,545	72,300	2,777	17,923	6,322	90,223
Private label residential MBS	2,009	32,517	142	3,583	2,151	36,100
Trust preferred securities	—	—	8,195	23,807	8,195	23,807
Other	548	23,823	—	—	548	23,823
Total AFS securities	$28,634	$852,110	$11,728	$54,297	$40,362	$906,407

Held-to-maturity
Corporate debt securities	$163	$9,837	$3,663	$71,337	$3,826	$81,174
Municipal obligations	1,624	50,740	746	5,102	2,370	55,842
Total HTM securities	$1,787	$60,577	$4,409	$76,439	$6,196	$137,016
At September 30, 2014 and December 31, 2013, the Company’s unrealized losses relate primarily to interest rate fluctuations, credit spread widening and reduced liquidity in applicable markets. The total number of securities in an unrealized loss position at September 30, 2014 was 134, compared to 252 at December 31, 2013. In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred and industry analysis reports. Since material downgrades have not occurred and management does not intend to sell the debt securities in an unrealized loss position in the foreseeable future, none of the securities described in the above table or in this paragraph were deemed to be other than temporarily impaired.

The corporate bonds and trust preferred securities have yields based on floating rate LIBOR, which are highly correlated to the federal funds rate and have been negatively affected by the low rate environment. This has resulted in unrealized losses for these securities. The FRB continues to express its intention to keep interest rates, particularly the federal funds rate, at historically low levels into 2016.
The amortized cost and fair value of securities as of September 30, 2014, by contractual maturities, are shown below. The actual maturities of the MBS may differ from their contractual maturities because the loans underlying the securities may be repaid without any penalties due to borrowers that have the right to call or prepay obligations with or without call or prepayment penalties. Therefore, these securities are listed separately in the maturity summary.

	September 30, 2014
	Amortized Cost	Estimated Fair Value
	(in thousands)
Available-for-sale
Due in one year or less	$68,891	$69,122
After one year through five years	51,764	53,051
After five years through ten years	196,033	198,078
After ten years	272,865	280,388
Mortgage-backed securities	964,978	969,050
Total AFS securities	$1,554,531	$1,569,689
The following tables summarize the carrying amounts of the Company’s investment ratings position as September 30, 2014 and December 31, 2013:

	September 30, 2014
	AAA	Split-rated AAA/AA+	AA+ to AA-	A+ to A-	BBB+ to BBB-	BB+ and below	Unrated	Totals
	(in thousands)
Available-for-Sale
Municipal obligations	$8,264	$—	$137,984	$154,672	$6,270	$205	$—	$307,395
Residential MBS issued by GSEs	—	907,952	—	—	—	—	—	907,952
Commercial MBS issued by GSEs	—	2,117	—	—	—	—	—	2,117
Private label residential MBS	42,970	—	79	3,590	3,835	3,171	—	53,645
Private label commercial MBS	5,336	—	—	—	—	—	—	5,336
Mutual funds (2)	—	—	—	—	37,814	—	—	37,814
U.S. government sponsored agency securities	—	17,994	—	—	—	—	—	17,994
Preferred stock	—	—	—	—	52,301	19,544	10,382	82,227
Trust preferred securities	—	—	—	—	26,220	—	—	26,220
Collateralized debt obligations	—	—	—	—	—	8,053	—	8,053
Corporate debt securities	—	—	2,777	25,211	68,958	—	—	96,946
CRA Investments	—	—	—	—	—	—	23,990	23,990
Total AFS Securities (1)	$56,570	$928,063	$140,840	$183,473	$195,398	$30,973	$34,372	$1,569,689

Securities Measured at Fair Value
Residential MBS issued by GSEs	$—	$1,935	$—	$—	$—	$—	$—	$1,935

(1)	The Company used the average credit rating of the combination of S&P, Moody’s and Fitch in the above table where ratings differed.

(2)	At least 80% of the portfolio of these mutual funds consist of investment grade corporate debt securities.

	December 31, 2013
	AAA	Split-rated AAA/AA+	AA+ to AA-	A+ to A-	BBB+ to BBB-	BB+ and below	Unrated	Totals
	(in thousands)
Available-for-Sale
Municipal obligations	$—	$—	$58,061	$57,389	$—	$215	$—	$115,665
Residential MBS issued by GSEs	—	1,021,421	—	—	—	—	—	1,021,421
Private label residential MBS	23,646	—	125	4,101	4,625	3,602	—	36,099
Private label commercial MBS	5,433	—	—	—	—	—	—	5,433
Mutual funds (2)	—	—	—	—	36,532	—	—	36,532
U.S. government sponsored agency securities	—	46,975	—	—	—	—	—	46,975
Preferred stock	—	—	—	—	45,847	13,244	2,393	61,484
Trust preferred securities	—	—	—	—	23,805	—	—	23,805
CRA Investments	—	—	—	—	—	—	23,282	23,282
Total AFS Securities (1)	$29,079	$1,068,396	$58,186	$61,490	$110,809	$17,061	$25,675	$1,370,696

Securities Measured at Fair Value
Residential MBS issued by GSEs	$—	$3,036	$—	$—	$—	$—	$—	$3,036

Held-to-Maturity
Municipal obligations	$7,965	$—	$71,749	$96,560	$7,305	$—	$—	$183,579
Collateralized debt obligations	—	—	—	—	—	50	—	50
Corporate debt securities	—	—	2,697	35,102	59,978	—	—	97,777
CRA investments	—	—	—	—	—	—	1,600	1,600
Total HTM Securities	$7,965	$—	$74,446	$131,662	$67,283	$50	$1,600	$283,006

(1)	The Company used the average credit rating of the combination of S&P, Moody’s and Fitch in the above table where ratings differed.

(2)	At least 80% of the portfolio of these mutual funds consist of investment grade corporate debt securities.
Securities with carrying amounts of approximately $760.7 million and $662.5 million at September 30, 2014 and December 31, 2013, respectively, were pledged for various purposes as required or permitted by law.
The following table presents gross gains and losses on sales of investment securities:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(in thousands)
Gross gains	$181	$602	$547	$870
Gross losses	—	(2,281)	(163)	(2,407)
Net gains (losses) on sales of investment securities	$181	$(1,679)	$384	$(1,537)

3. LOANS, LEASES AND ALLOWANCE FOR CREDIT LOSSES
The composition of the Company’s loan portfolio is as follows:

	September 30, 2014	December 31, 2013
	(in thousands)
Commercial and industrial	$3,074,465	$2,236,740
Commercial real estate - non-owner occupied	1,998,887	1,843,415
Commercial real estate - owner occupied	1,621,877	1,561,862
Construction and land development	677,141	537,231
Residential real estate	316,939	350,312
Commercial leases	217,684	235,968
Consumer	32,996	45,153
Net deferred loan fees and costs	(10,469)	(9,266)
Loans, net of deferred fees and costs	7,929,520	6,801,415
Allowance for credit losses	(109,161)	(100,050)
Total	$7,820,359	$6,701,365
The following table presents the contractual aging of the recorded investment in past due loans by class of loans, excluding deferred fees and costs:

	September 30, 2014
	Current	30-59 Days Past Due	60-89 Days Past Due	Over 90 days Past Due	Total Past Due	Total
	(in thousands)
Commercial real estate
Owner occupied	$1,616,404	$1,138	$1,483	$2,852	$5,473	$1,621,877
Non-owner occupied	1,794,889	1,544	3,037	5,240	9,821	1,804,710
Multi-family	193,550	207	420	—	627	194,177
Commercial and industrial
Commercial	3,060,912	12,577	20	956	13,553	3,074,465
Leases	217,684	—	—	—	—	217,684
Construction and land development
Construction	348,970	—	—	922	922	349,892
Land	327,087	129	—	33	162	327,249
Residential real estate	306,851	232	1,129	8,727	10,088	316,939
Consumer	32,227	143	56	570	769	32,996
Total loans	$7,898,574	$15,970	$6,145	$19,300	$41,415	$7,939,989

	December 31, 2013
	Current	30-59 Days Past Due	60-89 Days Past Due	Over 90 days Past Due	Total Past Due	Total
	(in thousands)
Commercial real estate
Owner occupied	$1,555,210	$1,759	$406	$4,487	$6,652	$1,561,862
Non-owner occupied	1,627,062	8,774	4,847	15,767	29,388	1,656,450
Multi-family	186,965	—	—	—	—	186,965
Commercial and industrial
Commercial	2,232,186	1,868	233	2,453	4,554	2,236,740
Leases	235,618	—	—	350	350	235,968
Construction and land development
Construction	291,883	—	—	—	—	291,883
Land	243,741	264	1,343	—	1,607	245,348
Residential real estate	339,566	2,423	1,368	6,955	10,746	350,312
Consumer	44,018	466	155	514	1,135	45,153
Total loans	$6,756,249	$15,554	$8,352	$30,526	$54,432	$6,810,681
The following table presents the recorded investment in nonaccrual loans and loans past due ninety days or more and still accruing interest by class of loans:

	September 30, 2014				December 31, 2013
	Non-accrual loans			Loans past due 90 days or more and still accruing	Non-accrual loans			Loans past due 90 days or more and still accruing
	Current	Past Due/Delinquent	Total Non-accrual		Current	Past Due/Delinquent	Total Non-accrual
	(in thousands)
Commercial real estate
Owner occupied	$12,487	$2,413	$14,900	$1,915	$9,330	$3,600	$12,930	$887
Non-owner occupied	31,844	8,569	40,413	—	17,930	23,996	41,926	—
Multi-family	—	—	—	—	—	—	—	—
Commercial and industrial
Commercial	1,551	518	2,069	449	622	2,682	3,304	125
Leases	394	—	394	—	99	350	449	—
Construction and land development
Construction	—	—	—	922	—	—	—	—
Land	5,499	34	5,533	—	3,133	1,392	4,525	—
Residential real estate	1,925	9,523	11,448	—	5,067	7,413	12,480	47
Consumer	26	309	335	272	27	39	66	475
Total	$53,726	$21,366	$75,092	$3,558	$36,208	$39,472	$75,680	$1,534
The reduction in interest income associated with loans on nonaccrual status was approximately $0.3 million and $1.2 million for the three months ended September 30, 2014 and 2013, respectively, and approximately $1.6 million and $2.5 million, respectively, for the nine months ended September 30, 2014 and 2013.
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
The following tables present gross loans by risk rating:

	September 30, 2014
	Pass	Special Mention	Substandard	Doubtful	Loss	Total
	(in thousands)
Commercial real estate
Owner occupied	$1,553,531	$22,723	$44,257	$1,366	$—	$1,621,877
Non-owner occupied	1,688,769	45,182	70,325	434	—	1,804,710
Multi-family	193,724	—	453	—	—	194,177
Commercial and industrial
Commercial	3,040,012	10,552	23,901	—	—	3,074,465
Leases	213,572	3,028	1,084	—	—	217,684
Construction and land development
Construction	345,111	4,781	—	—	—	349,892
Land	296,742	9,706	20,801	—	—	327,249
Residential real estate	296,049	2,072	18,818	—	—	316,939
Consumer	32,211	126	659	—	—	32,996
Total	$7,659,721	$98,170	$180,298	$1,800	$—	$7,939,989

	September 30, 2014
	Pass	Special Mention	Substandard	Doubtful	Loss	Total
	(in thousands)
Current (up to 29 days past due)	$7,653,936	$97,688	$145,584	$1,366	$—	$7,898,574
Past due 30 - 59 days	3,645	406	11,919	—	—	15,970
Past due 60 - 89 days	754	76	4,881	434	—	6,145
Past due 90 days or more	1,386	—	17,914	—	—	19,300
Total	$7,659,721	$98,170	$180,298	$1,800	$—	$7,939,989

	December 31, 2013
	Pass	Special Mention	Substandard	Doubtful	Loss	Total
	(in thousands)
Commercial real estate
Owner occupied	$1,483,190	$33,065	$44,649	$958	$—	$1,561,862
Non-owner occupied	1,498,500	64,588	93,362	—	—	1,656,450
Multi-family	186,479	—	486	—	—	186,965
Commercial and industrial
Commercial	2,208,947	10,058	16,231	1,504	—	2,236,740
Leases	231,344	4,175	449	—	—	235,968
Construction and land development
Construction	291,402	481	—	—	—	291,883
Land	210,615	13,762	20,971	—	—	245,348
Residential real estate	323,333	3,037	23,942	—	—	350,312
Consumer	43,516	799	838	—	—	45,153
Total	$6,477,326	$129,965	$200,928	$2,462	$—	$6,810,681

	December 31, 2013
	Pass	Special Mention	Substandard	Doubtful	Loss	Total
	(in thousands)
Current (up to 29 days past due)	$6,471,951	$129,208	$154,441	$649	$—	$6,756,249
Past due 30 - 59 days	4,205	602	10,747	—	—	15,554
Past due 60 - 89 days	1,123	155	7,074	—	—	8,352
Past due 90 days or more	47	—	28,666	1,813	—	30,526
Total	$6,477,326	$129,965	$200,928	$2,462	$—	$6,810,681
The table below reflects the recorded investment in loans classified as impaired:

	September 30, 2014	December 31, 2013
	(in thousands)
Impaired loans with a specific valuation allowance under ASC 310	$183,469	$25,754
Impaired loans without a specific valuation allowance under ASC 310	701	152,623
Total impaired loans	$184,170	$178,377
Valuation allowance related to impaired loans	$(17,456)	$(5,280)
As a result of the FDIC review performed as of March 31, 2014, the FDIC recommended that the Company revise its presentation of certain impaired loans individually assessed for impairment under ASC 450. Accordingly, the presentation of impaired loans with and without a specific valuation allowance under ASC 310, which allows for the collective assessment of a group of loans in estimating the valuation allowance, has been revised to reflect this presentation.
The following table presents impaired loans by class:

	September 30, 2014	December 31, 2013
	(in thousands)
Commercial real estate
Owner occupied	$42,374	$37,902
Non-owner occupied	72,384	73,152
Multi-family	—	—
Commercial and industrial
Commercial	20,235	16,892
Leases	394	449
Construction and land development
Construction	—	—
Land	22,963	23,069
Residential real estate	25,313	26,376
Consumer	507	537
Total	$184,170	$178,377
A valuation allowance is established for an impaired loan when the fair value of the loan is less than the recorded investment. In certain cases, portions of impaired loans are charged-off to realizable value instead of establishing a valuation allowance and are included, when applicable in the table above as “Impaired loans without a specific valuation allowance under ASC 310.” However, before concluding that an impaired loan needs no associated valuation allowance, an assessment is made to consider all available and relevant information for the method used to evaluate impairment and the type of loan being assessed. The valuation allowance disclosed above is included in the allowance for credit losses reported in the Consolidated Balance Sheets as of September 30, 2014 and December 31, 2013.

The following table presents the average investment in impaired loans by loan class:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(in thousands)
Commercial real estate
Owner occupied	$34,154	$46,108	$35,081	$52,030
Non-owner occupied	69,731	54,211	69,499	54,553
Multi-family	—	—	—	118
Commercial and industrial
Commercial	16,156	13,786	15,726	14,558
Leases	402	565	420	817
Construction and land development
Construction	—	—	—	—
Land	20,994	27,418	21,290	28,268
Residential real estate	25,761	34,616	26,722	34,972
Consumer	650	564	552	629
Total	$167,848	$177,268	$169,290	$185,945
The following table presents interest income on impaired loans by class:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(in thousands)
Commercial real estate
Owner occupied	$365	$426	$1,130	$1,182
Non-owner occupied	386	458	1,161	1,283
Multi-family	—	—	—	—
Commercial and industrial
Commercial	184	185	561	454
Leases	—	—	—	—
Construction and land development
Construction	—	—	—	—
Land	251	328	807	874
Residential real estate	165	21	482	45
Consumer	14	7	45	22
Total	$1,365	$1,425	$4,186	$3,860
The Company is not committed to lend significant additional funds on these impaired loans.

The following table summarizes nonperforming assets:

	September 30, 2014	December 31, 2013
	(in thousands)
Nonaccrual loans	$75,092	$75,680
Loans past due 90 days or more on accrual status	3,558	1,534
Troubled debt restructured loans	90,308	89,576
Total nonperforming loans	168,958	166,790
Other assets acquired through foreclosure, net	51,787	66,719
Total nonperforming assets	$220,745	$233,509
Loans Acquired with Deteriorated Credit Quality
 Changes in the accretable yield for loans acquired with deteriorated credit quality are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(in thousands)
Balance, at beginning of period	$23,183	$26,073	$28,164	$7,072
Addition due to acquisition	—	—	—	22,318
Reclassification from non-accretable to accretable yield	1,613	4,804	4,643	5,851
Accretion to interest income	(1,562)	(2,044)	(5,764)	(6,408)
Reversal of fair value adjustments upon disposition of loans	(3,509)	—	(7,318)	—
Balance, at end of period	$19,725	$28,833	$19,725	$28,833
The primary drivers of reclassification from non-accretable to accretable yield resulted from changes in estimated cash flows.
Allowance for Credit Losses
The following table summarizes the changes in the allowance for credit losses by portfolio type:

	Three Months Ended September 30,
	Construction and Land Development	Commercial Real Estate	Residential Real Estate	Commercial and Industrial	Consumer	Total
	(in thousands)
2014
Beginning balance	$16,873	$34,349	$10,227	$42,861	$1,627	$105,937
Charge-offs	—	(193)	(423)	(110)	(285)	(1,011)
Recoveries	182	1,779	768	1,053	34	3,816
Provision	1,710	(1,945)	(1,043)	1,779	(82)	419
Ending balance	$18,765	$33,990	$9,529	$45,583	$1,294	$109,161
2013
Beginning balance	$9,614	$34,583	$13,847	$37,383	$896	$96,323
Charge-offs	—	(864)	(1,138)	(544)	(712)	(3,258)
Recoveries	966	422	430	2,242	726	4,786
Provision	(533)	(278)	(247)	354	704	—
Ending balance	$10,047	$33,863	$12,892	$39,435	$1,614	$97,851

	Nine Months Ended September 30,
	Construction and Land Development	Commercial Real Estate	Residential Real Estate	Commercial and Industrial	Consumer	Total
	(in thousands)
2014
Beginning balance	$14,519	$32,064	$11,640	$39,657	$2,170	$100,050
Charge-offs	(78)	(694)	(1,352)	(2,626)	(302)	(5,052)
Recoveries	891	3,587	1,635	3,229	395	9,737
Provision	3,433	(967)	(2,394)	5,323	(969)	4,426
Ending balance	$18,765	$33,990	$9,529	$45,583	$1,294	$109,161
2013
Beginning balance	$10,554	$34,982	$15,237	$32,860	$1,794	$95,427
Charge-offs	(852)	(6,142)	(5,641)	(3,379)	(1,005)	(17,019)
Recoveries	1,787	1,997	1,548	4,440	751	10,523
Provision	(1,442)	3,026	1,748	5,514	74	8,920
Ending balance	$10,047	$33,863	$12,892	$39,435	$1,614	$97,851

The following table presents impairment method information related to loans and the allowance for credit losses by loan portfolio segment:

	Commercial Real Estate-Owner Occupied	Commercial Real Estate-Non-Owner Occupied	Commercial and Industrial	Residential Real Estate	Construction and Land Development	Commercial Leases	Consumer	Total Loans
	(in thousands)
Loans as of September 30, 2014:
Recorded Investment
Impaired loans with an allowance recorded (1)	$42,374	$72,385	$20,179	$25,313	$22,963	$57	$198	$183,469
Impaired loans with no allowance recorded (1)	—	—	55	—	—	337	309	701
Total loans individually evaluated for impairment	42,374	72,385	20,234	25,313	22,963	394	507	184,170
Loans collectively evaluated for impairment	1,502,491	1,907,322	3,053,960	289,324	654,178	217,290	32,489	7,657,054
Loans acquired with deteriorated credit quality	77,012	19,180	271	2,302	—	—	—	98,765
Total loans	$1,621,877	$1,998,887	$3,074,465	$316,939	$677,141	$217,684	$32,996	$7,939,989
Unpaid Principal Balance
Impaired loans with an allowance recorded	$45,541	$73,620	$20,799	$30,696	$23,397	$57	$210	$194,320
Impaired loans with no allowance recorded	—	—	290	—	—	489	309	1,088
Total loans individually evaluated for impairment	45,541	73,620	21,089	30,696	23,397	546	519	195,408
Loans collectively evaluated for impairment	1,502,491	1,907,322	3,053,960	289,324	654,178	217,290	32,489	7,657,054
Loans acquired with deteriorated credit quality	24,415	107,973	698	3,470	—	—	—	136,556
Total loans	$1,572,447	$2,088,915	$3,075,747	$323,490	$677,575	$217,836	$33,008	$7,989,018
Related Allowance for Credit Losses
Impaired loans with an allowance recorded	$3,152	$4,946	$3,719	$2,044	$3,505	$39	$51	$17,456
Impaired loans with no allowance recorded	—	—	—	—	—	—	—	—
Total loans individually evaluated for impairment	3,152	4,946	3,719	2,044	3,505	39	51	17,456
Loans collectively evaluated for impairment	11,651	14,157	39,186	7,485	15,260	2,639	1,243	91,621
Loans acquired with deteriorated credit quality	20	64	—	—	—	—	—	84
Total loans	$14,823	$19,167	$42,905	$9,529	$18,765	$2,678	$1,294	$109,161

(1)	As discussed on page 28, the presentation of certain impaired loans and the related allowance for credit losses on these loans has been revised to reflect the FDIC's preferred presentation.

	Commercial Real Estate-Owner Occupied	Commercial Real Estate-Non-Owner Occupied	Commercial and Industrial	Residential Real Estate	Construction and Land Development	Commercial Leases	Consumer	Total Loans
	(in thousands)
Loans as of December 31, 2013:
Recorded Investment
Impaired loans with an allowance recorded	$1,092	$17,932	$1,907	$4,580	$118	$99	$26	$25,754
Impaired loans with no allowance recorded	36,810	55,220	14,985	21,796	22,951	350	511	152,623
Total loans individually evaluated for impairment	37,902	73,152	16,892	26,376	23,069	449	537	178,377
Loans collectively evaluated for impairment	1,500,740	1,678,242	2,219,500	321,683	513,681	235,519	44,616	6,513,981
Loans acquired with deteriorated credit quality	23,220	92,021	348	2,253	481	—	—	118,323
Total loans	$1,561,862	$1,843,415	$2,236,740	$350,312	$537,231	$235,968	$45,153	$6,810,681
Unpaid Principal Balance
Impaired loans with an allowance recorded	$1,092	$19,273	$2,120	$4,729	$118	$99	$27	$27,458
Impaired loans with no allowance recorded	43,537	58,322	15,731	27,550	24,137	502	523	170,302
Total loans individually evaluated for impairment	44,629	77,595	17,851	32,279	24,255	601	550	197,760
Loans collectively evaluated for impairment	1,500,740	1,678,242	2,219,500	321,683	513,681	235,519	44,616	6,513,981
Loans acquired with deteriorated credit quality	34,951	130,279	1,403	3,728	804	—	—	171,165
Total loans	$1,580,320	$1,886,116	$2,238,754	$357,690	$538,740	$236,120	$45,166	$6,882,906
Related Allowance for Credit Losses
Impaired loans with an allowance recorded	$402	$2,121	$702	$1,896	$85	$70	$4	$5,280
Impaired loans with no allowance recorded	—	—	—	—	—	—	—	—
Total loans individually evaluated for impairment	402	2,121	702	1,896	85	70	4	5,280
Loans collectively evaluated for impairment	12,158	17,061	36,344	9,744	14,434	2,541	2,166	94,448
Loans acquired with deteriorated credit quality	—	322	—	—	—	—	—	322
Total loans	$12,560	$19,504	$37,046	$11,640	$14,519	$2,611	$2,170	$100,050

For the first three quarters of 2013, the baseline historical loss rates were computed using a weighted ratio of the 1-year and 5-year historical loss rates. As the market environment improved throughout 2013 and shorter-term loss rates compressed below longer-term levels, the Company determined during the fourth quarter of 2013 that the 5-year historical loss rates were a better representation of longer-term expectations for probable losses. Accordingly, the allowance calculation for the quarter ended September 30, 2014 continues to apply a 100% weight to the 5-year historical loss rate (per loan category).

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
The following table presents information on the financial effects of TDR loans by class for the periods presented:

	Three Months Ended September 30, 2014
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Forgiven Principal Balance	Lost Interest Income	Post-Modification Outstanding Recorded Investment	Waived Fees and Other Expenses
	(dollars in thousands)
Commercial real estate
Owner occupied	1	$98	$—	$—	$98	$—
Non-owner occupied	1	351	—	—	351	—
Multi-family	—	—	—	—	—	—
Commercial and industrial
Commercial	2	1,307	—	—	1,307	—
Leases	—	—	—	—	—	—
Construction and land development
Construction	—	—	—	—	—	—
Land	—	—	—	—	—	—
Residential real estate	—	—	—	—	—	—
Consumer	—	—	—	—	—	—
Total	4	$1,756	$—	$—	$1,756	$—

	Nine Months Ended September 30, 2014
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Forgiven Principal Balance	Lost Interest Income	Post-Modification Outstanding Recorded Investment	Waived Fees and Other Expenses
	(dollars in thousands)
Commercial real estate
Owner occupied	2	$896	$378	$117	$401	$33
Non-owner occupied	2	13,774	—	—	13,774	8
Multi-family	—	—	—	—	—	—
Commercial and industrial
Commercial	4	2,336	—	—	2,336	4
Leases	—	—	—	—	—	—
Construction and land development
Construction	—	—	—	—	—	—
Land	—	—	—	—	—	—
Residential real estate	3	1,302	447	70	785	7
Consumer	—	—	—	—	—	—
Total	11	$18,308	$825	$187	$17,296	$52

Three Months Ended September 30, 2013
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Forgiven Principal Balance	Lost Interest Income	Post-Modification Outstanding Recorded Investment	Waived Fees and Other Expenses
(dollars in thousands)
Commercial real estate
Owner occupied	—	$—	$—	$—	$—	$—
Non-owner occupied	—	—	—	—	—	—
Multi-family	—	—	—	—	—	—
Commercial and industrial
Commercial	3	1,253	—	10	1,243	—
Leases	—	—	—	—	—	—
Construction and land development
Construction	—	—	—	—	—	—
Land	—	—	—	—	—	—
Residential real estate	3	2,304	267	613	1,424	9
Consumer	—	—	—	—	—	—
Total	6	$3,557	$267	$623	$2,667	$9

	Nine Months Ended September 30, 2013
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Forgiven Principal Balance	Lost Interest Income	Post-Modification Outstanding Recorded Investment	Waived Fees and Other Expenses
	(dollars in thousands)
Commercial real estate
Owner occupied	7	$3,506	$—	$54	$3,452	$28
Non-owner occupied	5	10,735	1,030	63	9,642	14
Multi-family	—	—	—	—	—	—
Commercial and industrial
Commercial	11	3,611	—	19	3,592	11
Leases	—	—	—	—	—	—
Construction and land development
Construction	—	—	—	—	—	—
Land	2	286	—	—	286	1
Residential real estate	12	5,308	267	887	4,154	24
Consumer	2	74	—	5	69	3
Total	39	$23,520	$1,297	$1,028	$21,195	$81

 The following table presents TDR loans by class for which there was a payment default during the period:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2014		2013		2014		2013
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
	(dollars in thousands)
Commercial real estate
Owner occupied	—	$—	—	$—	2	$395	3	$2,506
Non-owner occupied	1	493	2	1,330	1	493	3	1,490
Multi-family	—	—	—	—	—	—	—	—
Commercial and industrial
Commercial	—	—	1	307	3	369	3	1,089
Leases	—	—	—	—	—	—	—	—
Construction and land development
Construction	—	—	—	—	—	—	—	—
Land	—	—	—	—	—	—	2	330
Residential real estate	—	—	—	—	1	202	2	655
Consumer	—	—	—	—	—	—	—	—
Total	1	$493	3	$1,637	7	$1,459	13	$6,070
A TDR loan is deemed to have a payment default when it becomes past due 90 days, goes on nonaccrual, or is restructured again. Payment defaults, along with other qualitative indicators, are considered by management in the determination of the allowance for credit losses.
At September 30, 2014 and December 31, 2013, there were no loan commitments outstanding on TDR loans.
Loan Purchases and Sales
For the three months ended September 30, 2014 and 2013, the Company had secondary market loan purchases of $63.8 million and $87.3 million, respectively. For the nine months ended September 30, 2014 and 2013, secondary market loan purchases totaled $96.1 million and $217.8 million, respectively. In addition, the Company periodically acquires newly originated loans at closing through participations or loan syndications.
The Company had no significant loan sales during the three and nine months ended September 30, 2014 and 2013.

4. OTHER ASSETS ACQUIRED THROUGH FORECLOSURE
The following table represents the changes in other assets acquired through (or in lieu of) foreclosure:

	Three Months Ended September 30,
	2014			2013
	Gross Balance	Valuation Allowance	Net Balance	Gross Balance	Valuation Allowance	Net Balance
	(in thousands)
Balance, beginning of the period	$74,643	$(15,351)	$59,292	$102,923	$(26,424)	$76,499
Transfers to other assets acquired through foreclosure, net	2,737	—	2,737	2,737	—	2,737
Proceeds from sale of other real estate owned and repossessed assets, net	(11,811)	982	(10,829)	(3,411)	1,055	(2,356)
Valuation adjustments, net	—	(882)	(882)	—	(697)	(697)
Gains, net (1)	1,469	—	1,469	292	—	292
Balance, end of period	$67,038	$(15,251)	$51,787	$102,541	$(26,066)	$76,475

	Nine Months Ended September 30,
	2014			2013
	Gross Balance	Valuation Allowance	Net Balance	Gross Balance	Valuation Allowance	Net Balance
	(in thousands)
Balance, beginning of the period	$88,421	$(21,702)	$66,719	$113,474	$(36,227)	$77,247
Transfers to other assets acquired through foreclosure, net	9,156	—	9,156	14,010	—	14,010
Additions from acquisition of Centennial Bank	—	—	—	5,622	—	5,622
Proceeds from sale of other real estate owned and repossessed assets, net	(33,187)	7,626	(25,561)	(32,953)	12,440	(20,513)
Valuation adjustments, net	—	(1,175)	(1,175)	—	(2,279)	(2,279)
Gains, net (2)	2,648	—	2,648	2,388	—	2,388
Balance, end of period	$67,038	$(15,251)	$51,787	$102,541	$(26,066)	$76,475

(1)	Includes gains related to initial transfers to other assets of zero and $62 thousand during the three months ended September 30, 2014 and 2013, respectively, pursuant to accounting guidance.

(2)	Includes gains related to initial transfers to other assets of zero and $407 thousand during the nine months ended September 30, 2014 and 2013, respectively, pursuant to accounting guidance.

At September 30, 2014 and December 31, 2013, the majority of the Company’s repossessed assets consisted of properties located in Nevada. The Company held approximately 64 properties at September 30, 2014, compared to 70 at December 31, 2013.

5. OTHER BORROWINGS
The following table summarizes the Company’s borrowings as of September 30, 2014 and December 31, 2013:

	September 30, 2014	December 31, 2013
	(in thousands)
Short-Term:
Revolving line of credit	$—	$3,000
FHLB advances	62,581	25,906
Other short-term debt	58,084	—
Total short-term borrowings	$120,665	$28,906
Long-Term:
FHLB advances	$210,117	$247,973
Other long-term debt	—	64,217
Total long-term borrowings	$210,117	$312,190
WAL maintains other lines of credit totaling $70.0 million, of which $25.0 million is secured by pledged securities and $45.0 million is unsecured. As of September 30, 2014, there were no amounts outstanding on these lines of credit. In addition, the Bank has entered into federal funds credit line agreements with other financial institutions under which it can borrow up to $100.0 million on an unsecured basis. There were no amounts outstanding on these lines of credit as of September 30, 2014. The lending institutions will determine the interest rate charged on funds at the time of the borrowing.
The Company maintains lines of credit with the FHLB and FRB. The Company’s borrowing capacity is determined based on collateral pledged, generally consisting of investment securities and loans, at the time of the borrowing. At September 30, 2014, there were $62.6 million of FHLB advances classified as short-term. At December 31, 2013, short-term FHLB advances of $25.9 million had a weighted average interest rate of 2.90%. The Company has also issued 10% Senior Notes with a remaining principal balance of $58.4 million and a carrying value of $58.1 million for a yield of 10.06%, maturing in September 2015. During the third quarter of 2014, the Company purchased $6.5 million in principal of its Senior Notes, resulting in a loss on extinguishment of debt of $0.5 million. The weighted average interest rate of all short-term debt at September 30, 2014 was 6.31%.
At September 30, 2014, there was $210.1 million of FHLB advances classified as long-term, with $10.1 million maturing in the first quarter of 2016 and $200.0 million maturing in January 2018. The weighted average rate on long-term debt was 1.06% and 3.45% at September 30, 2014 and December 31, 2013, respectively.
As of September 30, 2014 and December 31, 2013, the Company had additional available credit with the FHLB of approximately $867.9 million and $1.39 billion, respectively, and with the FRB of approximately $1.13 billion and $588.2 million, respectively.
6. STOCKHOLDERS' EQUITY
Restricted Stock and Stock Options
For the three and nine months ended September 30, 2014, shares of restricted stock granted to Company employees totaled 47,100 and 428,975, respectively, that vest over three years and 64,000 shares were granted in the first quarter 2014 to non-employee WAL and WAB directors that were fully vested at June 30, 2014. The Company estimates the compensation cost for restricted stock grants based upon the grant date fair value. The aggregate grant date fair value for the restricted stock issued in the three and nine months ended September 30, 2014 was $1.1 million and $11.8 million, respectively.
There were approximately 1.1 million and 1.2 million restricted shares outstanding at September 30, 2014 and December 31, 2013, respectively. For the three and nine months ended September 30, 2014, the Company recognized $3.2 million and $7.7 million, respectively, in stock-based compensation expense related to restricted stock grants, compared to $1.6 million and $4.4 million, respectively, in expense for the three and nine months ended September 30, 2013.
As of September 30, 2014 and December 31, 2013, there were 0.6 million and 1.0 million, respectively, of stock options outstanding.

Common Stock Issuance Under ATM Distribution Agreement
On June 4, 2014, the Company entered into a distribution agency agreement with Credit Suisse Securities (USA) LLC, under which the Company may sell shares of its common stock up to an aggregate offering price of $100.0 million on the New York Stock Exchange. The parties executed an Amended and Restated Distribution Agency Agreement on October 30, 2014. The Company pays Credit Suisse a mutually agreed rate, not to exceed 2% of the gross offering proceeds of the shares. The common stock will be sold at prevailing market prices at the time of the sale or at negotiated prices and, as a result, prices will vary.
Sales in the ATM offering are being made pursuant to a prospectus dated May 14, 2012 and a prospectus supplement filed with the SEC on June 4, 2014, in connection with one or more offerings of shares from the Company's shelf registration statement on Form S-3 (No. 333-181128). For the three and nine months ended September 30, 2014, the Company sold zero and 115,866 shares under the ATM offering, respectively, at a weighted-average selling price of $24.44 per share for gross proceeds of $2.8 million. Total offering costs under the ATM program for the three and nine months ended September 30, 2014 were $52 thousand and $0.3 million, of which less than $0.1 million relates to compensation costs paid to Credit Suisse Securities.
7. ACCUMULATED OTHER COMPREHENSIVE INCOME
The following table summarizes the changes in accumulated other comprehensive loss by component, net of tax, for the periods indicated:

	Three Months Ended September 30,
	2014			2013
	Unrealized holding gains (losses) on AFS	Impairment loss on securities	Total	Unrealized holding gains (losses) on AFS	Unrealized gain on cash flow hedge	Total
	(in thousands)
Beginning balance	$8,328	$144	$8,472	$(10,780)	$30	$(10,750)
Other comprehensive income (loss) before reclassifications	1,124	—	1,124	(4,770)	(30)	(4,800)
Amounts reclassified from accumulated other comprehensive loss	(113)	—	(113)	1,046	—	1,046
Net current-period other comprehensive income (loss)	1,011	—	1,011	(3,724)	(30)	(3,754)
Ending balance	$9,339	$144	$9,483	$(14,504)	$—	$(14,504)

	Nine Months Ended September 30,
	2014			2013
	Unrealized holding gains (losses) on AFS	Impairment loss on securities	Total	Unrealized holding gains (losses) on AFS	Unrealized gain on cash flow hedge	Total
	(in thousands)
Beginning balance	$(21,690)	$144	$(21,546)	$8,209	$17	$8,226
Transfer of HTM securities to AFS	8,976	—	8,976	—	—	—
Other comprehensive income (loss) before reclassifications	22,293	—	22,293	(23,670)	(17)	(23,687)
Amounts reclassified from accumulated other comprehensive loss	(240)	—	(240)	957	—	957
Net current-period other comprehensive income (loss)	31,029	—	31,029	(22,713)	(17)	(22,730)
Ending balance	$9,339	$144	$9,483	$(14,504)	$—	$(14,504)

The following table presents reclassifications out of accumulated other comprehensive income or loss:

	Three Months Ended September 30,
Income Statement Classification	2014	2013
	(in thousands)
Gain (loss) on sales of investment securities, net	$181	$(1,679)
Income tax expense	(68)	633
Net of tax	$113	$(1,046)

	Nine Months Ended September 30,
Income Statement Classification	2014	2013
	(in thousands)
Gain (loss) on sales of investment securities, net	$384	$(1,537)
Income tax benefit	(144)	580
Net of tax	$240	$(957)
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
Derivatives are recorded at fair value on the balance sheet, after taking into account the effects of bilateral collateral and master netting agreements. These agreements allow us to settle all derivative contracts held with the same counterparty on a net basis, and to offset net derivative positions with related cash collateral, where applicable.
At September 30, 2014, after taking into account the effects of master netting agreements, we had $26 thousand of positive NPVs and $29.9 million of negative NPVs that relate to contracts entered into for hedging purposes. As of September 30, 2014, the Company does not have any outstanding cash flow hedges or free-standing derivatives. As of December 31, 2013 and September 30, 2013, cash flow hedges were not significant. Therefore, activity related to cash flow hedges is not separately presented in this Note.
Derivatives Designated in Hedge Relationships
The Company utilizes derivatives that have been designated as part of a hedge relationship in accordance with the applicable accounting guidance to minimize the exposure to changes in benchmark interest rates and volatility of net interest income and EVE to interest rate fluctuations. The primary derivative instruments used to manage interest rate risk are interest rate swaps, which convert the contractual interest rate index of agreed-upon amounts of assets and liabilities (i.e., notional amounts) to another interest rate index.
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

Fair Values, Volume of Activity, and Gain/Loss Information Related to Derivative Instruments
The following table summarizes the fair values of the Company's derivative instruments on a gross and net basis as of September 30, 2014, December 31, 2013, and September 30, 2013. The change in the notional amounts of these derivatives from December 31, 2013 to September 30, 2014 indicates the volume of the Company's derivative transaction activity during the first nine months of 2014. The positive and negative NPV balances are presented on a gross basis, prior to the application of bilateral collateral and master netting agreements. Total positive and negative NPVs on derivatives are adjusted to take into account the impact of legally enforceable master netting agreements that allow the Company to settle all derivative contracts with the same counterparty on a net basis and to offset the net derivative position with the related collateral. Where master netting agreements are not in effect or are not enforceable under bankruptcy laws, the Company does not adjust those derivative amounts with counterparties. The fair value of derivative contracts are included in “other assets” or “other liabilities” on the balance sheet, as indicated in the following table:

	September 30, 2014			December 31, 2013			September 30, 2013
		Fair Value			Fair Value			Fair Value
	Notional Amount	Positive NPVs	Negative NPVs	Notional Amount	Positive NPVs	Negative NPVs	Notional Amount	Positive NPVs	Negative NPVs
	(in thousands)
Derivatives designated as hedging instruments:
Fair value hedges
Interest rate swaps	$589,101	$43	$29,869	$294,997	$2,386	$788	$109,586	$39	$2,188
Total	589,101	43	29,869	294,997	2,386	788	109,586	39	2,188
Netting adjustments (1)	—	17	17	—	384	384	—	39	39
Net derivatives in the balance sheet	$589,101	$26	$29,852	$294,997	$2,002	$404	$109,586	$—	$2,149

(1)	Netting adjustments represent the amounts recorded to convert our derivative balances from a gross basis to a net basis in accordance with the applicable accounting guidance.
Fair value hedges
An assessment of effectiveness is performed at both initiation of a hedge and on a quarterly basis thereafter. All of the Company's fair value hedges remained “highly effective” as of September 30, 2014, December 31, 2013, and September 30, 2013.
The following table summarizes the pre-tax net gains (losses) on fair value hedges for the three and nine months ended September 30, 2014 and 2013, and where they are recorded in the income statement.

	Three Months Ended September 30,
	2014		2013
Income Statement Classification	Net Gain (Loss) on Derivatives	Increase (Decrease) to Basis of Hedged Assets	Net Gain (Loss) on Derivatives	Increase (Decrease) to Basis of Hedged Assets
	(in thousands)
Unrealized (losses) gains on assets and liabilities measured at fair value, net	$(636)	$666	$(1,668)	$1,663	(a)

	Nine Months Ended September 30,
	2014		2013
Income Statement Classification	Net Gain (Loss) on Derivatives	Increase (Decrease) to Basis of Hedged Assets	Net Gain (Loss) on Derivatives	Increase (Decrease) to Basis of Hedged Assets
	(in thousands)
Unrealized (losses) gains on assets and liabilities measured at fair value, net	$(32,410)	$32,236	$(1,370)	$1,396	(a)

(a)	Net gains (losses) on loans represent the change in fair value caused by fluctuations in interest rates; differences relate to ineffectiveness associated with the fair value hedge.

Counterparty Credit Risk
Like other financial instruments, derivatives contain an element of credit risk. This risk is measured as the expected positive replacement value of the contracts. Management generally enters into bilateral collateral and master netting agreements that provide for the net settlement of all contracts with the same counterparty. Additionally, management monitors counterparty credit risk exposure on each contract to determine appropriate limits on the Company's total credit exposure across all product types. In general, the Company has a zero credit threshold with regard to derivative exposure with counterparties. Management reviews the Company's collateral positions on a daily basis and exchanges collateral with counterparties in accordance with standard ISDA documentation and other related agreements. The Company generally holds collateral in the form of highly rated securities issued by the U.S. Treasury or government-sponsored enterprises, such as GNMA, FNMA and FHLMC. The total collateral netted against net negative derivative NPVs totaled $29.8 million at September 30, 2014, $0.3 million at December 31, 2013, and $1.5 million at September 30, 2013.
The following table summarizes our largest exposure to an individual counterparty at the dates indicated:

	September 30, 2014	December 31, 2013	September 30, 2013
	(in thousands)
Largest gross exposure (positive derivative NPV) to an individual counterparty	$26	$2,378	$39
Collateral posted by this counterparty	—	2,002	—
Negative derivative NPV with this counterparty	—	376	1,713
Collateral pledged to this counterparty	—	—	1,068
Net exposure after netting adjustments and collateral	26	—	—
Credit Risk Contingent Features
Management has entered into certain derivative contracts that require the Company to post collateral to the counterparties when these contracts are in a net negative NPV position. Conversely, the counterparties post collateral when these contracts are in a net positive NPV position. The amount of collateral to be posted is based on the amount of the net negative NPV and exposure thresholds. As of September 30, 2014, the aggregate fair value of all derivative contracts with credit risk contingent features (i.e., those containing collateral posting provisions) held by the Company that were in a net negative NPV position totaled $29.9 million. The Company was in an over-collateralized net position of $14.9 million after considering $44.7 million of collateral held in the form of securities.
9. EARNINGS PER SHARE
Diluted earnings per share is based on the weighted average outstanding common shares during each period, including common stock equivalents. Basic earnings per share is based on the weighted average outstanding common shares during the period.
The following table presents the calculation of basic and diluted earnings per share for the three and nine months ended September 30, 2014 and 2013.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(in thousands, except per share amounts)
Weighted average shares - basic	86,723	85,799	86,495	85,596
Dilutive effect of stock awards	849	970	850	832
Weighted average shares - diluted	87,572	86,769	87,345	86,428
Net income available to common stockholders	$40,566	$28,242	$106,484	$82,493
Earnings per share - basic	0.47	0.33	1.23	0.96
Earnings per share - diluted	0.46	0.33	1.22	0.95
The Company had 4,000 and 163,300 stock options outstanding as of September 30, 2014 and December 31, 2013, respectively, that were not included in the computation of diluted earnings per common share because their effect would be anti-dilutive.

10. INCOME TAXES
Deferred tax assets and liabilities are included in the Consolidated Financial Statements at currently enacted income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes.
For the nine months ended September 30, 2014, the net deferred tax assets decreased $13.2 million to $67.5 million. This overall decrease in the net deferred tax asset was primarily the result of decreases to deferred tax assets from capital loss carryover usage, changes in the fair market value of AFS securities, and fair market value adjustments related to acquired loans, which were partially offset by increases to deferred tax assets from AMT credit and LIHTC carryovers, the return to provision adjustment, and a release of valuation allowance.
Although realization is not assured, the Company believes that the realization of the recognized deferred tax asset of $67.5 million at September 30, 2014 is more likely than not based on expectations as to future taxable income and based on available tax planning strategies within the meaning of ASC 740, Income Taxes, that could be implemented if necessary to prevent a carryover from expiring.
At September 30, 2014 and December 31, 2013, the Company had a $3.5 million and a $5.6 million deferred tax valuation allowance, respectively. As of September 30, 2014, $2.1 million relates to net capital loss carryovers from the sale of preferred stock investments and the remaining valuation allowance of $1.4 million relates to Arizona state NOL carryovers and IRC Section 382 limitations associated with the Company's acquisition of Western Liberty Bancorp.
The deferred tax asset related to federal and state NOL carryovers outstanding at September 30, 2014 available to reduce tax liability in future years totaled $9.3 million. This is comprised of $8.3 million of tax benefits from federal NOL carryovers (subject to an annual limitation imposed by IRC Section 382 as discussed below) and $1.0 million of tax benefits from Arizona state NOL carryovers that began to expire in 2013. The Company’s ability to use federal NOL carryovers, as well as its ability to use certain future tax deductions called NUBILs associated with the Company's acquisitions of Western Liberty Bancorp and Centennial Bank, will be subject to separate annual limitations of $1.8 million and $1.6 million of deductions from taxable income, respectively. In management’s opinion, it is more likely than not that the results of future operations will generate sufficient taxable income to realize all but $1.4 million of the deferred tax benefits related to these NOL carryovers and NUBILs.
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
The following table summarizes the impact of the change in the Consolidated Financial Statements for the periods indicated:

December 31, 2013
(in thousands)
Consolidated Balance Sheet:
Deferred tax assets, net
As previously reported	$79,374
As reported under new guidance	80,688
Other assets
As previously reported (1)	186,288
As reported under new guidance	185,221
Stockholders' equity
As previously reported	855,251
As reported under new guidance	855,498

(1)	Includes a $14.6 million reclassification from premises and equipment, net.

	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2013
	(in thousands)
Consolidated Income Statement:
Non-interest income
As previously reported	$2,625	$17,386
As reported under new guidance	4,129	20,690
Income tax expense
As previously reported	9,288	22,913
As reported under new guidance	10,390	25,838
Income from continuing operations
As previously reported	28,221	83,332
As reported under new guidance	28,623	83,711
Net income
As previously reported	28,192	83,172
As reported under new guidance	28,594	83,551
Net income available to common stockholders
As previously reported	27,840	82,114
As reported under new guidance	28,242	82,493
Earnings per share applicable to common stockholders--basic
As previously reported	0.32	0.96
As reported under new guidance	0.33	0.96
Earnings per share applicable to common stockholders--diluted
As previously reported	0.32	0.95
As reported under new guidance	0.33	0.95
The cumulative effect of adoption of this guidance at December 31, 2013 was an increase to stockholders' equity of $0.2 million and a decrease to stockholder's equity of $0.2 million at December 31, 2012.
Investments in LIHTC and unfunded LIHTC obligations are included as part of other assets and other liabilities, respectively, in the Consolidated Balance Sheet and total $123.0 million and $55.5 million, respectively, as of September 30, 2014. For the three and nine months ended September 30, 2014, $3.0 million and $9.3 million of amortization related to LIHTC investments was recognized as a component of income tax expense, respectively.
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

A summary of the contractual amounts for unfunded commitments and letters of credit are as follows:

	September 30, 2014	December 31, 2013
	(in thousands)
Commitments to extend credit, including unsecured loan commitments of $240,052 at September 30, 2014 and $237,063 at December 31, 2013	$2,128,749	$1,878,340
Credit card commitments and financial guarantees	36,512	33,632
Standby letters of credit, including unsecured letters of credit of $6,311 at September 30, 2014 and $4,896 at December 31, 2013	36,836	31,271
Total	$2,202,097	$1,943,243
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
The Company has exposure to credit losses from unfunded commitments and letters of credit. As funds have not been disbursed on these commitments, they are not reported as loans outstanding. Credit losses related to these commitments are not included in the allowance for credit losses reported in "Note 3. Loans, Leases and Allowance for Credit Losses" of the unaudited consolidated financial statements and are accounted for as a separate loss contingency. This loss contingency for unfunded loan commitments and letters of credit was $2.1 million and $2.0 million as of September 30, 2014 and December 31, 2013, respectively. Changes to this liability are adjusted through non-interest expense.
Concentrations of Lending Activities
The Company’s lending activities are driven in large part by the customers served in the market areas where the Company has branch offices in the states of Arizona, Nevada and California. Despite the geographic concentration of lending activities, the Company does not have a single external customer from which it derives 10% or more of its revenues. The Company monitors concentrations within five broad categories: geography, industry, product, call code, and collateral. The Company’s loan portfolio includes significant credit exposure to the CRE market. As of September 30, 2014 and December 31, 2013, CRE related loans accounted for approximately 54% and 58% of total loans, respectively. Substantially all of these loans are secured by first liens with an initial loan to value ratio of generally not more than 75%. Approximately 45% and 46% of these CRE loans, excluding construction and land loans, were owner occupied at September 30, 2014 and December 31, 2013, respectively.
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
Lease Commitments
The Company leases the majority of its office locations and many of these leases contain multiple renewal options and provisions for increased rents. Total rent expense of $1.6 million and $1.8 million was included in occupancy expenses for the three months ended September 30, 2014 and 2013, respectively. For the nine months ended September 30, 2014 and 2013, total rent expense was $4.9 million and $5.5 million, respectively.

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
For the three and nine months ended September 30, 2014 and 2013, gains and losses from fair value changes included in the consolidated income statements were as follows:

	Changes in Fair Values for Items Measured at Fair Value Pursuant to Election of the Fair Value Option
	Unrealized Gain/(Loss) on Assets and Liabilities Measured at Fair Value, Net	Interest Income on Securities	Interest Expense on Junior Subordinated Debt	Total Changes Included in Current-Period Earnings
	(in thousands)
Three Months Ended September 30, 2014:
Securities measured at fair value	$(52)	$4	$—	$(48)
Junior subordinated debt	918	—	(443)	475
Total	$866	$4	$(443)	$427
Nine Months Ended September 30, 2014:
Securities measured at fair value	$(36)	$6	$—	$(30)
Junior subordinated debt	65	—	(1,307)	(1,242)
Total	$29	$6	$(1,307)	$(1,272)

	Changes in Fair Values for Items Measured at Fair Value Pursuant to Election of the Fair Value Option
	Unrealized Gain/(Loss) on Assets and Liabilities Measured at Fair Value, Net	Interest Income on Securities	Interest Expense on Junior Subordinated Debt	Total Changes Included in Current-Period Earnings
	(in thousands)
Three Months Ended September 30, 2013:
Securities measured at fair value	$(142)	$1	$—	$(141)
Junior subordinated debt	478	—	(460)	18
Total	$336	$1	$(460)	$(123)
Nine Months Ended September 30, 2013:
Securities measured at fair value	$(196)	$7	$—	$(189)
Junior subordinated debt	(3,229)	—	(1,381)	(4,610)
Total	$(3,425)	$7	$(1,381)	$(4,799)
The following table presents the portion of trading securities losses related to trading securities still held at the reporting date:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(in thousands)
Net gains and (losses) for the period on trading securities included in earnings	$(52)	$(142)	$(36)	$(196)
Less: net gains and (losses) recognized during the period on trading securities sold during the period	—	—	—	—
Change in unrealized gains or (losses) for the period included in earnings for trading securities held at the end of the reporting period	$(52)	$(142)	$(36)	$(196)
Interest income on securities measured at fair value is accounted for similarly to those classified as AFS and HTM. Any premiums or discounts are recognized in interest income over the term of the securities. For MBS, estimates of prepayments are considered in the constant yield calculations. Interest expense on junior subordinated debt is also determined under a constant yield calculation.
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
Independent pricing service: Our independent pricing service provides pricing information on Level 1, 2 and 3 securities, and represents the pricing source for the majority of the portfolio. Management independently evaluates fair value measurements received from our third-party pricing service through multiple review steps. First, management reviews what has transpired in the marketplace with respect to interest rates, credit spreads, volatility, mortgage rates, among other things, and develops an expectation on changes to the securities valuations from the previous quarter. Then management obtains market values from additional sources. The pricing service provides management with observable market data, including interest rate curves and mortgage prepayment speed grids, as well as dealer quote sheets, new bond offering sheets, and historical trade documentation. Management reviews the assumptions and decides whether they are reasonable. Management may compare interest rates, credit spreads and prepayments speeds used as part of the assumptions to those that management believes are reasonable. Management may price securities using the provided assumptions to determine whether they can develop similar prices on like securities. Any discrepancies between management’s review and the prices provided by the vendor are discussed with the vendor and the Company’s other valuation advisors. Last, management selects a sample of investment securities and compares the values provided by our primary third-party pricing service to the market values obtained from secondary sources and evaluates those with notable variances.
Annually, the Company receives an SSAE 16 report from its independent pricing service attesting to the controls placed on the operations of the service from its auditor.
Interest rate swaps: Interest rate swaps are reported at fair value utilizing Level 2 inputs. The Company obtains dealer quotations to value its interest rate swaps.
Junior subordinated debt: The Company estimates the fair value of its junior subordinated debt using a discounted cash flow model, which incorporates the effect of the Company’s own credit risk in the fair value of the liabilities (Level 3). The Company’s cash flow assumptions were based on the contractual cash flows as the Company anticipates that it will pay the debt according to its contractual terms. During 2013, the Company established and continues to use the BB 20-Year Index adjusted for a credit risk spread as of September 30, 2014. The Company estimated the discount rate at 5.925%, which is a 569 basis point spread over 3 month LIBOR (0.235% as of September 30, 2014). As of December 31, 2013, the Company estimated the discount rate at 5.861%, which was a 562 basis point spread over 3 month LIBOR 0.246%.
The fair value of assets and liabilities measured at fair value on a recurring basis were determined using the following inputs at the periods presented:

	Fair Value Measurements at the End of the Reporting Period Using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
	(in thousands)
September 30, 2014
Assets:
Measured at fair value
Residential MBS issued by GSEs	$—	$1,935	$—	$1,935
Available-for-sale
U.S. government sponsored agency securities	$—	$17,994	$—	$17,994
Corporate debt securities	—	96,946	—	96,946
Municipal obligations	—	307,395	—	307,395
Preferred stock	82,227	—	—	82,227
Mutual funds	37,814	—	—	37,814
Residential MBS issued by GSEs	—	907,952	—	907,952
Commercial MBS issued by GSEs	—	2,117	—	2,117
Private label residential MBS	—	53,645	—	53,645
Private label commercial MBS	—	5,336	—	5,336
Trust preferred securities	—	26,220	—	26,220
CRA investments	23,990	—	—	23,990
Collateralized debt obligations	—	1,320	6,733	8,053
Total AFS	$144,031	$1,418,925	$6,733	$1,569,689
Positive NPVs on interest rate swaps	$—	$29,190	$—	$29,190
Liabilities:
Junior subordinated debt	$—	$—	$41,793	$41,793
Negative NPVs on interest rate swaps	$—	$29,875	$—	$29,875

	Fair Value Measurements at the End of the Reporting Period Using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
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
For the three and nine months ended September 30, 2014 and 2013, the change in Level 3 assets and liabilities measured at fair value on a recurring basis was as follows:

	Three Months Ended September 30, 2014		Three Months Ended September 30, 2013
	Junior Subordinated Debt	Available-For-Sale Securities	Junior Subordinated Debt	Available-For-Sale Securities
	(in thousands)
Beginning balance	$(42,711)	$58	$(39,925)	$—
Transfers into Level 3	—	6,725	—	—
Total gains (losses) for the period
Included in earnings (1)	918	(50)	478	—
Ending balance	$(41,793)	$6,733	$(39,447)	$—
Change in unrealized gains (losses) for the period included in earnings	$918	$(50)	$478	$—

	Nine Months Ended September 30, 2014		Nine Months Ended September 30, 2013
	Junior Subordinated Debt	Available-For-Sale Securities	Junior Subordinated Debt	Available-For-Sale Securities
	(in thousands)
Beginning balance	$(41,858)	$—	$(36,218)	$—
Transfers into Level 3	—	6,783	—	—
Total gains (losses) for the period
Included in earnings (1)	65	(50)	(3,229)	—
Ending balance	$(41,793)	$6,733	$(39,447)	$—
Change in unrealized gains (losses) for the period included in earnings	$65	$(50)	$(3,229)	$—

(1)	Total gains (losses) for the period are included in the non-interest income line, unrealized gains (losses) on assets and liabilities measured at fair value, net.

For Level 3 liabilities measured at fair value on a recurring basis as of September 30, 2014 and December 31, 2013, the significant unobservable inputs used in the fair value measurements were as follows:

	September 30, 2014	Valuation Technique	Significant Unobservable Inputs	Input Value
	(dollars in thousands)
Junior subordinated debt	$41,793	Discounted cash flow	Adjusted Corporate Bond over Treasury Index with comparable credit spread	5.925%
Available-for-sale securities	6,733	S&P Model	Pricing indications from comparable securities

	December 31, 2013	Valuation Technique	Significant Unobservable Inputs	Input Value
	(dollars in thousands)
Junior subordinated debt	$41,858	Discounted cash flow	Adjusted Corporate Bond over Treasury Index with comparable credit spread	5.861%
Fair value on a nonrecurring basis
Certain assets are measured at fair value on a nonrecurring basis. That is, the instruments are not measured at fair value on an ongoing basis, but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). The following table presents such assets carried on the balance sheet by caption and by level within the ASC 825 hierarchy:

	Fair Value Measurements at the End of the Reporting Period Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Active Markets for Similar Assets (Level 2)	Unobservable Inputs (Level 3)
	(in thousands)
As of September 30, 2014:
Impaired loans with a specific valuation allowance	$166,013	$—	$—	$166,013
Impaired loans without a specific valuation allowance	330	—	—	330
Other assets acquired through foreclosure	51,787	—	—	51,787
December 31, 2013
Impaired loans with a specific valuation allowance	$20,474	$—	$—	$20,474
Impaired loans without a specific valuation allowance	95,695	—	—	95,695
Other assets acquired through foreclosure	66,719	—	—	66,719
Impaired loans: The specific reserves for collateral dependent impaired loans are based on collateral value, net of estimated disposition costs and other identified quantitative inputs. Collateral value is determined based on third-party appraisals. Appraisals may utilize a single valuation approach or a combination of approaches, including comparable sales and the income approach. Fair value is determined, where possible, using market prices derived from an appraisal or evaluation, which are considered to be Level 2. However, certain assumptions and unobservable inputs are often used by the appraiser, therefore qualifying the assets as Level 3 in the fair value hierarchy. In some cases, adjustments are made to the appraised values due to various factors, including age of the appraisal (which are generally obtained every twelve months), age of comparables included in the appraisal and known changes in the market and in the collateral. When significant adjustments are based on unobservable inputs, such as when a current appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the resulting fair value measurement has been categorized as a Level 3 measurement. These Level 3 impaired loans had an estimated fair value of $183.5 million and $25.8 million, respectively, at September 30, 2014 and December 31, 2013. The fair value of these Level 3 impaired loans reflects the carrying value of loans, which has been reduced by any deficit in appraised value compared to book value, estimated disposition costs, and estimated losses of similar impaired loans based on historical loss experience. Specific reserves in the allowance for loan losses for these loans were $17.5 million and $5.3 million, respectively, at September 30, 2014 and December 31, 2013.

Other assets acquired through foreclosure: Other assets acquired through foreclosure consist of properties acquired as a result of, or in-lieu-of, foreclosure. Properties or other assets classified as other assets acquired through foreclosure and other repossessed property are initially reported at the fair value determined by independent appraisals using appraised value, less estimated costs to sell. Such properties are generally re-appraised every six to twelve months. There is risk for subsequent volatility. Costs relating to the development or improvement of the assets are capitalized and costs relating to holding the assets are charged to expense. The Company had $51.8 million of such assets at September 30, 2014. Fair value is determined, where possible, using market prices derived from an appraisal or evaluation, which are considered to be Level 2. However, certain assumptions and unobservable inputs are often used by the appraiser, therefore qualifying the assets as Level 3 in the fair value hierarchy. When significant adjustments are based on unobservable inputs, such as when a current appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the resulting fair value measurement has been categorized as a Level 3 measurement.
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
For the three and nine months ended September 30, 2014 and 2013, the Company determined that no securities experienced credit losses.
The following table presents a rollforward of the amount related to impairment credit losses recognized in earnings for the nine months ended September 30, 2013. As a result of the sale of these securities during the second quarter of 2013, there is no OTTI balance recognized in comprehensive income as of September 30, 2014.

Private Label Mortgage- Backed Securities	Nine Months Ended September 30, 2013
(in thousands)
Beginning balance of impairment losses held in other comprehensive income	$(1,811)
Current period OTTI credit losses recognized through earnings	—
Reductions for securities sold during the period	1,811
Additions or reductions in credit losses due to change of intent to sell	—
Reductions for increases in cash flows to be collected on impaired securities	—
Ending balance of net unrealized losses held in other comprehensive income	$—
FAIR VALUE OF FINANCIAL INSTRUMENTS
The estimated fair value of the Company’s financial instruments is as follows:

	September 30, 2014
	Carrying Amount	Fair Value
		Level 1	Level 2	Level 3	Total
	(in thousands)
Financial assets:
Investment securities:
AFS	$1,569,689	$144,031	$1,418,925	$6,733	$1,569,689
Trading	1,935	—	1,935	—	1,935
Loans, net	7,820,359	—	7,445,872	166,343	7,612,215
Financial liabilities:
Deposits	8,697,627	—	8,702,552	—	8,702,552
Customer repurchase agreements	52,957	—	52,957	—	52,957
FHLB and FRB advances	272,698	—	272,698	—	272,698
Other borrowed funds	58,084	—	—	61,074	61,074
Junior subordinated debt	41,793	—	—	41,793	41,793
Negative NPVs on interest rate swaps	29,875	—	29,875	—	29,875

	December 31, 2013
	Carrying Amount	Fair Value
		Level 1	Level 2	Level 3	Total
	(in thousands)
Financial assets:
Investment securities:
HTM	$283,006	$22,200	$259,496	$8	$281,704
AFS	1,370,696	121,298	1,249,398	—	1,370,696
Trading	3,036	—	3,036	—	3,036
Positive NPVs on interest rate swaps	2,783	—	2,783	—	2,783
Loans, net	6,701,365	—	6,090,962	116,169	6,207,131
Financial liabilities:
Deposits	7,838,205	—	7,842,014	—	7,842,014
Customer repurchase agreements	71,192	—	71,192	—	71,192
FHLB and FRB advances	273,879	—	273,879	—	273,879
Other borrowed funds	67,217	3,000	—	71,475	74,475
Junior subordinated debt	41,858	—	—	41,858	41,858
Negative NPVs on interest rate swaps	4,168	—	4,168	—	4,168
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
Interest rate risk exposure is measured using interest rate sensitivity analysis to determine our change in EVE and net interest income resulting from hypothetical changes in interest rates. If potential changes to EVE and net interest income resulting from hypothetical interest rate changes are not within the limits established by the Board of Directors, the Board may direct management to adjust the asset and liability mix to bring interest rate risk within Board-approved limits. As of September 30, 2014, the Company’s interest rate risk profile was within Board-approved limits.
WAB has an ALCO charged with managing interest rate risk within the Board of Directors approved limits. Limits are structured to prohibit an interest rate risk profile that does not conform to both management and Board of Directors risk tolerances. There is also ALCO reporting at the holding company level for reviewing interest rate risk for the Consolidated Company.
Fair value of commitments
The estimated fair value of standby letters of credit outstanding at September 30, 2014 and December 31, 2013 was insignificant. Loan commitments on which the committed interest rates were less than the current market rate are also insignificant at September 30, 2014 and December 31, 2013.
13. DISPOSITIONS
Discontinued Operations
The Company discontinued its affinity credit card business and has presented these activities as discontinued operations. During the three months ended September 30, 2014, the Company shut down its remaining affinity credit card operations. Therefore, no discontinued operations have been reported for the quarter. The following table summarizes the operating results of the discontinued operations for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(in thousands)
Operating revenue	$—	$1,105	$(358)	$3,376
Non-interest expenses	—	(1,155)	(1,369)	(3,653)
Loss before income taxes	—	(50)	(1,727)	(277)
Income tax benefit	—	(21)	(569)	(117)
Net loss	$—	$(29)	$(1,158)	$(160)
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
All of the aforementioned changes were made as of the end of 2013 and were not retrospective. Consequently, the Company determined that recasting prior year segment information to conform to the new segmentation methodology would be impracticable due to the substantial time and cost that would be involved in recasting this information. Also, given the incomparability of the reporting segments between periods, the Company determined that disclosure of the reportable segment information for the period ended September 30, 2014, as previously reported under the old basis, would not be beneficial to the reader as it does not assist the reader in better understanding the Company’s performance, assessing its prospects for future net cash flows or making more informed judgments about the Company as a whole, which are the primary objectives of ASC 280-10.
The new operating segments are as follows: Arizona, Nevada, California, CBL, and Corporate & Other.
The Company's reportable segments are aggregated primarily based on geographic location, services offered and markets served. The Arizona, Nevada and California segments provide full service banking and related services to their respective markets although operations may not be domiciled in these states. The Company's CBL segment provides banking services to niche markets. These CBLs are managed centrally and are broader in geographic scope, though still predominately within our core market areas. Corporate & Other consists of corporate-related items, income and expense items not allocated to our other reportable segments, and inter-segment eliminations.
The Company's segment reporting process begins with the assignment of all loan and deposit accounts directly to the segments where these products are originated and/or serviced. Equity capital is assigned to each segment based on the risk profile of their assets and liabilities, which ranged from 0% to 12% during the period, with a funds credit provided for the use of this equity as a funding source. Any excess equity not allocated to segments based on risk is assigned to the Corporate & Other segment.

Net interest income, provision for credit losses and non-interest expense amounts are recorded in their respective segment to the extent that the amounts are directly attributable to those segments. Net interest income is recorded in each segment on a TEB with a corresponding increase in income tax expense, which is eliminated in the Corporate & Other segment.
Further, net interest income of a reportable segment includes a funds transfer pricing process that matches assets and liabilities with similar interest rate sensitivity and maturity characteristics. Using this funds transfer pricing methodology, liquidity is transferred between "users" and "providers." A net user of funds has lending/investing in excess of deposits/borrowings and a net provider of funds has deposits/borrowings in excess of lending/investing. A segment that is a user of funds is charged for the use of funds, while a provider of funds is credited through funds transfer pricing, which is determined based on the average life of the assets or liabilities in the portfolio.
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
The following is a summary of selected operating segment information as of and for the three and nine months ended September 30, 2014:

	Arizona	Nevada	California	Central Business Lines	Corporate & Other	Consolidated Company
	(in millions)
As of September 30, 2014:
Assets:
Cash, cash equivalents and investment securities	$2.1	$5.3	$2.3	$—	$1,846.4	$1,856.1
Gross loans and deferred fees, net	2,204.9	1,680.1	1,725.7	2,264.9	53.9	7,929.5
Less: allowance for credit losses	(30.4)	(23.1)	(23.8)	(31.2)	(0.7)	(109.2)
Loans, net	2,174.5	1,657.0	1,701.9	2,233.7	53.2	7,820.3
Other assets acquired through foreclosure, net	13.5	19.2	—	—	19.1	51.8
Goodwill and other intangibles, net	—	26.2	—	—	—	26.2
Other assets	44.6	69.2	41.0	20.5	359.1	534.4
Total assets	$2,234.7	$1,776.9	$1,745.2	$2,254.2	$2,277.8	$10,288.8
Liabilities:
Deposits (1)	$2,077.4	$3,193.8	$2,349.9	$906.0	$170.5	$8,697.6
Borrowings	—	—	—	—	330.8	330.8
Other liabilities	21.2	41.7	10.8	42.1	141.5	257.3
Total liabilities	2,098.6	3,235.5	2,360.7	948.1	642.8	9,285.7
Allocated equity	236.9	209.0	197.0	203.9	156.3	1,003.1
Liabilities and stockholders' equity	$2,335.5	$3,444.5	$2,557.7	$1,152.0	$799.1	$10,288.8
Excess funds provided (used)	100.8	1,667.6	812.5	(1,102.2)	(1,478.7)	—

(1)	Certain deposits from prior periods were re-allocated to specific segments to conform to current presentation.

	Arizona	Nevada	California	Central Business Lines	Corporate & Other	Consolidated Company
	(in thousands)
Three Months Ended September 30, 2014:
Net interest income (expense)	$28,417	$29,880	$25,830	$18,861	$(4,915)	$98,073
Provision for (recovery of) credit losses	330	(3,040)	96	3,294	(261)	419
Net interest income (expense) after provision for credit losses	28,087	32,920	25,734	15,567	(4,654)	97,654
Non-interest income	840	2,239	957	513	1,677	6,226
Non-interest expense	(14,174)	(13,986)	(13,254)	(6,477)	(2,121)	(50,012)
Income (loss) from continuing operations before income taxes	14,753	21,173	13,437	9,603	(5,098)	53,868
Income tax expense (benefit)	5,787	7,411	5,649	3,601	(9,499)	12,949
Net income	$8,966	$13,762	$7,788	$6,002	$4,401	$40,919

	(in thousands)
Nine Months Ended September 30, 2014:
Net interest income (expense)	$84,236	$87,834	$73,324	$49,051	$(11,697)	$282,748
Provision for (recovery of) credit losses	1,891	(5,935)	(921)	8,931	460	4,426
Net interest income (expense) after provision for credit losses	82,345	93,769	74,245	40,120	(12,157)	278,322
Non-interest income	2,594	6,880	3,177	1,238	2,945	16,834
Non-interest expense	(40,271)	(45,248)	(39,639)	(19,625)	(7,394)	(152,177)
Income (loss) from continuing operations before income taxes	44,668	55,401	37,783	21,733	(16,606)	142,979
Income tax expense (benefit)	17,521	19,392	15,886	8,150	(26,670)	34,279
Income from continuing operations	27,147	36,009	21,897	13,583	10,064	108,700
Loss from discontinued operations, net of tax	—	—	—	—	(1,158)	(1,158)
Net income	$27,147	$36,009	$21,897	$13,583	$8,906	$107,542

Item 2.	Management's Discussions and Analysis of Financial Condition and Results of Operations.
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
Forward-Looking Information
Certain statements contained in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Company intends such forward-looking statements be covered by the safe harbor provisions for forward-looking statements. All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including statements that are related to or are dependent on estimates or assumptions relating to expectations, beliefs, projections, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts.
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
Financial Overview and Highlights
WAL is a bank holding company headquartered in Phoenix, Arizona, incorporated under the laws of the state of Delaware. WAL provides comprehensive business banking and related financial services through its wholly-owned subsidiary bank: WAB, doing business as ABA in Arizona, as FIB in Northern Nevada, as BON in Southern Nevada, as TPB in California, and as AAB throughout the U.S. In addition, the Company has one non-bank subsidiary, LVSP, which holds and manages certain non-performing loans and OREO. On July 1, 2014, all of the outstanding shares of common stock of WAEF, which was previously a subsidiary of WAL, were contributed to WAB by WAL and it is now a subsidiary of the Bank.
Financial Result Highlights for the Third Quarter of 2014
Net income available to common stockholders for the Company of $40.6 million, or $0.46 per diluted share, for the third quarter of 2014, compared to $28.2 million, or $0.33 per diluted share, for the third quarter of 2013. For the nine months ended September 30, 2014, net income available to common stockholders was $106.5 million, or $1.22 per diluted share, compared to $82.5 million, or $0.95 per diluted share, for the nine months ended September 30, 2013.

The significant factors impacting earnings of the Company during the third quarter of 2014 were:

•
Pre-tax, pre-provision operating earnings (see Non-GAAP Financial Measures beginning on page 61) for the third quarter of 2014 increased $9.7 million to $51.8 million, compared to $42.1 million for the third quarter of 2013. For the comparable nine month periods, pre-tax, pre-provision operating earnings increased $26.1 million to $143.5 million, compared to $117.4 million for the nine months ended September 30, 2013.

•	The Company experienced loan growth of $1.13 billion to $7.93 billion at September 30, 2014 from $6.80 billion at December 31, 2013.

•	Other assets acquired through foreclosure declined by $14.9 million to $51.8 million at September 30, 2014 from $66.7 million at December 31, 2013.

•	The Company increased deposits by $859.4 million to $8.70 billion at September 30, 2014 from $7.84 billion at December 31, 2013.

•
Provision for credit losses for the third quarter of 2014 was $0.4 million, compared to zero for the third quarter of 2013. Net recoveries increased by $1.3 million to $2.8 million in the third quarter of 2014, compared to $1.5 million for the third quarter of 2013. For the comparable nine month periods, provision for credit losses decreased by $4.5 million to $4.4 million, compared to $8.9 million for the nine months ended September 30, 2013, as net charge-offs declined by $11.2 million to net recoveries of $4.7 million, compared to net charge-offs of $6.5 million for the nine months ended September 30, 2013.

•
Net interest margin increased to 4.43%, compared to 4.41% for the third quarter of 2013. For the nine months ended September 30, 2014, net interest margin increased to 4.41%, compared to 4.38% for the nine months ended September 30, 2013.

•
Key asset quality ratios improved at September 30, 2014 compared to December 31, 2013. Nonaccrual loans and repossessed assets to total assets improved to 1.23% from 1.53% at December 31, 2013 and nonaccrual loans to gross loans improved to 0.95% at the end of the third quarter of 2014 compared to 1.11% at December 31, 2013.

•	Tangible book value per share, net of tax, at September 30, 2014 increased by $1.63 to $9.53, compared to $7.90 at December 31, 2013.
The impact to the Company from these items and others, of both a positive and negative nature, are discussed in more detail below as they pertain to the Company’s overall comparative performance for the three and nine months ended September 30, 2014.
Results of Operations and Financial Condition
A summary of our results of operations, financial condition and select metrics are included in the following tables:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(in thousands, except per share amounts)
Net income available to common stockholders	$40,566	$28,242	$106,484	$82,493
Earnings per share applicable to common stockholders--basic	0.47	0.33	1.23	0.96
Earnings per share applicable to common stockholders--diluted	0.46	0.33	1.22	0.95
Net interest margin	4.43%	4.41%	4.41%	4.38%
Return on average assets	1.63	1.33	1.47	1.34
Return on average tangible common equity	19.91	17.50	18.66	17.61

	September 30, 2014	December 31, 2013
	(in thousands)
Total assets	$10,288,824	$9,307,342
Loans, net of deferred loan fees and costs	7,929,520	6,801,415
Total deposits	8,697,627	7,838,205

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

	September 30, 2014	December 31, 2013
	(in thousands)
Non-accrual loans	$75,092	$75,680
Non-performing assets	220,745	233,509
Non-accrual loans to gross loans	0.95%	1.11%
Net (recoveries) charge-offs to average loans (1)	(0.15)	0.14

(1)	Annualized for the three months ended September 30, 2014. Actual year-to-date for the twelve months ended December 31, 2013.
Asset and Deposit Growth
The Company’s assets and liabilities are comprised primarily of loans and deposits; therefore, the ability to originate new loans and attract new deposits is fundamental to the Company’s growth. Total assets increased to $10.29 billion at September 30, 2014 from $9.31 billion at December 31, 2013. Total loans, net of deferred loan fees and costs, increased by $1.13 billion, or 16.6%, to $7.93 billion as of September 30, 2014, compared to $6.80 billion as of December 31, 2013. Total deposits increased $859.4 million, or 11.0%, to $8.70 billion as of September 30, 2014 from $7.84 billion as of December 31, 2013.
RESULTS OF OPERATIONS
The following table sets forth a summary financial overview for the comparable periods:

	Three Months Ended September 30,		Increase	Nine Months Ended September 30,		Increase
	2014	2013	(Decrease)	2014	2013	(Decrease)
	(in thousands, except per share amounts)
Consolidated Income Statement Data:
Interest income	$105,554	$92,680	$12,874	$306,228	$265,073	$41,155
Interest expense	7,481	8,121	(640)	23,480	22,159	1,321
Net interest income	98,073	84,559	13,514	282,748	242,914	39,834
Provision for credit losses	419	—	419	4,426	8,920	(4,494)
Net interest income after provision for credit losses	97,654	84,559	13,095	278,322	233,994	44,328
Non-interest income	6,226	4,129	2,097	16,834	20,690	(3,856)
Non-interest expense	50,012	49,675	337	152,177	145,135	7,042
Income from continuing operations before provision for income taxes	53,868	39,013	14,855	142,979	109,549	33,430
Income tax expense	12,949	10,390	2,559	34,279	25,838	8,441
Income from continuing operations	40,919	28,623	12,296	108,700	83,711	24,989
Loss from discontinued operations, net of tax	—	(29)	(29)	(1,158)	(160)	998
Net income	$40,919	$28,594	$12,267	$107,542	$83,551	$25,987
Net income available to common stockholders	$40,566	$28,242	$12,324	$106,484	$82,493	$23,991
Earnings per share applicable to common stockholders--basic	$0.47	$0.33	$0.14	$1.23	$0.96	$0.27
Earnings per share applicable to common stockholders--diluted	$0.46	$0.33	$0.13	$1.22	$0.95	$0.27

Non-GAAP Financial Measures
The following discussion and analysis contains financial information determined by methods other than those prescribed by GAAP. The Company's management uses these non-GAAP financial measures in their analysis of the Company's performance. These measurements typically adjust GAAP performance measures to exclude the effects of unrealized gains (losses) on assets/liabilities measured at fair value as well as other items to adjust income available to common stockholders for certain significant activities or transactions that, in management's opinion, do not reflect recurring period-to-period comparisons of the Company's performance. Management believes presentation of these non-GAAP financial measures provides useful supplemental information that is essential to a complete understanding of the operating results of the Company's core businesses. Since the presentation of these non-GAAP performance measures and their impact differ between companies, these non-GAAP disclosures should not be viewed as a substitute for operating results determined in accordance with GAAP, nor are they necessarily comparable to non-GAAP performance measures that may be presented by other companies.
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
The following table shows the components of pre-tax, pre-provision operating earnings for the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(in thousands)
Total non-interest income	$6,226	$4,129	$16,834	$20,690
Less:
Gain (loss) on sales of investment securities, net	181	(1,679)	384	(1,537)
Unrealized gains (losses) on assets and liabilities measured at fair value, net	896	(7)	(145)	(3,865)
Bargain purchase gain from acquisition	—	—	—	10,044
Loss on extinguishment of debt	(502)	—	(502)	—
Legal settlements	—	—	—	38
Total operating non-interest income	5,651	5,815	17,097	16,010
Add: net interest income	98,073	84,559	282,748	242,914
Net operating revenue	$103,724	$90,374	$299,845	$258,924
Total non-interest expense	$50,012	$49,675	$152,177	$145,135
Less:
Net (gain) loss on sales / valuations of repossessed and other assets	(1,956)	371	(4,319)	(234)
Merger / restructure expenses	15	1,018	198	3,833
Total operating non-interest expense	$51,953	$48,286	$156,298	$141,536
Pre-tax, pre-provision operating earnings	$51,771	$42,088	$143,547	$117,388
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

	September 30, 2014	December 31, 2013
	(dollars and shares in thousands)
Total stockholders' equity	$1,003,122	$855,498
Less:
Goodwill and intangible assets, net	26,194	27,374
Total tangible stockholders' equity	976,928	828,124
Less:
Preferred stock	141,000	141,000
Total tangible common equity	835,928	687,124
Add:
Deferred tax - attributed to intangible assets	1,138	1,452
Total tangible common equity, net of tax	$837,066	$688,576
Total assets	$10,288,824	$9,307,342
Less:
Goodwill and intangible assets, net	26,194	27,374
Tangible assets	10,262,630	9,279,968
Add:
Deferred tax - attributed to intangible assets	1,138	1,452
Total tangible assets, net of tax	$10,263,768	$9,281,420
Tangible equity ratio	9.5%	8.9%
Tangible common equity ratio	8.2	7.4
Return on tangible common equity	19.6	18.3
Common shares outstanding	87,849	87,186
Tangible book value per share, net of tax	$9.53	$7.90
Efficiency Ratio
The following table shows the components used in the calculation of the efficiency ratio, which management uses as a metric for assessing cost efficiency:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(dollars in thousands)
Total operating non-interest expense	$51,953	$48,286	$156,298	$141,536
Divided by:
Total net interest income	$98,073	$84,559	$282,748	$242,914
Add:
Tax equivalent interest adjustment	6,348	3,272	18,082	9,583
Operating non-interest income	5,651	5,815	17,097	16,010
Net operating revenue - tax equivalent basis	$110,072	$93,646	$317,927	$268,507
Efficiency ratio - tax equivalent basis	47.2%	51.6%	49.2%	52.7%

Tier 1 Common Equity
The following tables present certain financial measures related to Tier 1 common equity, which is a component of Tier 1 risk-based capital. The FRB and other banking regulators have used Tier 1 common equity as a basis for assessing a bank's capital adequacy; therefore, management believes it is useful to assess financial condition and capital adequacy using this same basis. In addition, management believes that the classified assets to Tier 1 capital plus allowance measure is an important regulatory metric for assessing asset quality.

	September 30, 2014	December 31, 2013
	(dollars and shares in thousands)
Stockholders' equity	$1,003,122	$855,498
Less:
Accumulated other comprehensive income (loss)	9,483	(21,546)
Non-qualifying goodwill and intangibles	25,056	25,991
Disallowed unrealized losses on equity securities	1,011	8,059
Add:
Qualifying trust preferred securities	48,442	48,485
Tier 1 capital (regulatory)	$1,016,014	$891,479
Less:
Qualifying trust preferred securities	48,442	48,485
Preferred stock	141,000	141,000
Tier 1 common equity	$826,572	$701,994
Divided by:
Risk-weighted assets (regulatory)	$9,216,875	$8,016,500
Tier 1 common equity ratio	9.0%	8.8%

	September 30, 2014	December 31, 2013
	(dollars in thousands)
Classified assets	$241,790	$270,375
Divide:
Tier 1 capital (regulatory)	1,016,014	891,479
Plus: Allowance for credit losses	109,161	100,050
Total Tier 1 capital plus allowance for credit losses	$1,125,175	$991,529
Classified assets to Tier 1 capital plus allowance	21.5%	27.3%

Net Interest Margin
The net interest margin is reported on a TEB. A tax equivalent adjustment is added to reflect interest earned on certain municipal securities and loans that are exempt from Federal income tax. The following tables set forth the average balances and interest income on a fully TEB and interest expense for the periods indicated:

	Three Months Ended September 30,
	2014			2013
	Average Balance	Interest	Average Yield / Cost	Average Balance	Interest	Average Yield / Cost
	(dollars in thousands)
Interest earning assets
Loans (1), (2), (3)	$7,644,908	$94,436	5.18%	$6,306,394	$83,994	5.44%
Securities (1)	1,575,706	10,535	3.11	1,303,318	8,286	3.01
Federal funds sold and other	203,068	583	1.15	364,580	400	0.44
Total interest earning assets	9,423,682	105,554	4.75	7,974,292	92,680	4.81
Non-interest earning assets
Cash and due from banks	137,608			119,209
Allowance for credit losses	(107,038)			(96,672)
Bank owned life insurance	142,717			139,740
Other assets	458,315			492,035
Total assets	$10,055,284			$8,628,604
Interest-bearing liabilities
Interest-bearing deposits:
Interest-bearing transaction accounts	$810,260	$400	0.20%	$641,695	$376	0.23%
Savings and money market	3,659,887	2,809	0.31	2,828,113	2,172	0.31
Time certificates of deposit	1,763,830	1,963	0.45	1,675,482	1,684	0.40
Total interest-bearing deposits	6,233,977	5,172	0.33	5,145,290	4,232	0.33
Borrowings	391,888	1,866	1.90	574,767	3,429	2.39
Junior subordinated debt	42,701	443	4.15	39,920	460	4.61
Total interest-bearing liabilities	6,668,566	7,481	0.45	5,759,977	8,121	0.56
Non-interest-bearing liabilities
Non-interest-bearing demand deposits	2,241,366			1,931,127
Other liabilities	155,875			114,750
Stockholders’ equity	989,477			822,750
Total liabilities and stockholders' equity	$10,055,284			$8,628,604
Net interest income and margin (4)		$98,073	4.43%		$84,559	4.41%
Net interest spread (5)			4.30%			4.25%

(1)	Yields on loans and securities have been adjusted to a TEB. The taxable-equivalent adjustment was $6.3 million and $3.3 million for the three months ended September 30, 2014 and 2013, respectively.

(2)	Net loan fees of $1.0 million and $1.8 million are included in the yield computation for the three months ended September 30, 2014 and 2013, respectively.

(3)	Includes nonaccrual loans.

(4)	Net interest margin is computed by dividing net interest income by total average earning assets.

(5)	Net interest spread represents average yield earned on interest-earning assets less the average rate paid on interest bearing liabilities.

	Nine Months Ended September 30,
	2014			2013
	Average Balance	Interest	Average Yield / Cost	Average Balance	Interest	Average Yield / Cost
	($ in thousands)
Interest earning assets
Loans (1), (2), (3)	$7,241,557	$271,823	5.24%	$6,008,435	$239,812	5.42%
Securities (1)	1,618,830	32,754	3.11	1,294,273	24,266	3.05
Federal funds sold & other	235,213	1,651	0.94	392,193	995	0.34
Total interest earnings assets	9,095,600	306,228	4.75	7,694,901	265,073	4.76
Non-interest earning assets
Cash and due from banks	138,898			130,258
Allowance for credit losses	(104,427)			(97,238)
Bank owned life insurance	141,825			139,687
Other assets	450,259			440,660
Total assets	$9,722,155			$8,308,268
Interest-bearing liabilities
Interest-bearing deposits:
Interest bearing transaction accounts	$789,098	$1,169	0.20%	$625,830	$1,047	0.22%
Savings and money market	3,566,000	8,063	0.30	2,739,973	6,090	0.30
Time certificates of deposits	1,695,130	5,535	0.44	1,570,510	4,756	0.40
Total interest-bearing deposits	6,050,228	14,767	0.33	4,936,313	11,893	0.32
Borrowings	458,814	7,406	2.15	526,046	8,885	2.25
Junior subordinated debt	42,471	1,307	4.10	37,636	1,381	4.90
Total interest-bearing liabilities	6,551,513	23,480	0.48	5,499,995	22,159	0.54
Non-interest-bearing liabilities
Non-interest-bearing demand deposits	2,114,361			1,895,090
Other liabilities	120,300			110,716
Stockholders’ equity	935,981			802,467
Total liabilities and stockholders' equity	$9,722,155			$8,308,268
Net interest income and margin (4)		$282,748	4.41%		$242,914	4.38%
Net interest spread (5)			4.27%			4.22%

(1)	Yields on loans and securities have been adjusted to a TEB. The taxable-equivalent adjustment was $18.1 million and $9.6 million for the nine months ended September 30, 2014 and 2013, respectively.

(2)	Net loan fees of $2.5 million and $5.6 million are included in the yield computation for the nine months ended September 30, 2014 and 2013, respectively.

(3)	Includes nonaccrual loans.

(4)	Net interest margin is computed by dividing net interest income by total average earning assets.

(5)	Net interest spread represents average yield earned on interest-earning assets less the average rate paid on interest bearing liabilities.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2014 versus 2013			2014 versus 2013
	Increase (Decrease) Due to Changes in (1)			Increase (Decrease) Due to Changes in (1)
	Volume	Rate	Total	Volume	Rate	Total
	(in thousands)
Interest income:
Loans	$16,534	$(6,092)	$10,442	$46,287	$(14,276)	$32,011
Investment securities	1,821	428	2,249	6,567	1,921	8,488
Federal funds sold and other	(464)	647	183	(1,102)	1,758	656
Total interest income	17,891	(5,017)	12,874	51,752	(10,597)	41,155

Interest expense:
Interest bearing transaction accounts	83	(59)	24	242	(120)	122
Savings and money market	638	(1)	637	1,868	105	1,973
Time deposits	98	181	279	407	372	779
Short-term borrowings	(115)	(2,086)	(2,201)	(26)	(2,257)	(2,283)
Long-term debt	(727)	1,365	638	(1,423)	2,227	804
Junior subordinated debt	29	(46)	(17)	150	(224)	(74)
Total interest expense	6	(646)	(640)	1,218	103	1,321

Net increase (decrease)	$17,885	$(4,371)	$13,514	$50,534	$(10,700)	$39,834

(1)	Changes due to both volume and rate have been allocated to volume changes.
Comparison of interest income, interest expense and net interest margin
The Company’s primary source of revenue is interest income. Interest income for the three months ended September 30, 2014 was $105.6 million, an increase of 13.9%, compared to $92.7 million for the three months ended September 30, 2013. For the nine months ended September 30, 2014, interest income was $306.2 million, compared to $265.1 million for the nine months ended September 30, 2013. This increase was primarily the result of interest income from loans, which increased by $10.4 million and $32.0 million for the three and nine months ended September 30, 2014, respectively, compared to the same periods in 2013. Interest income on investment securities increased $2.2 million and $8.5 million for the three and nine months ended September 30, 2014, respectively, compared to the same periods in 2013. Average yield on interest earning assets decreased 6 and 1 basis points for three and nine months ended September 30, 2014, respectively, compared to the same period in 2013, which was the result of a decrease in yields on loans.
Interest expense for the three months ended September 30, 2014 was $7.5 million, compared to $8.1 million for the three months ended September 30, 2013, a decrease of $0.6 million, or 7.9%. For the nine months ended September 30, 2014, interest expense was $23.5 million, compared to $22.2 million for the nine months ended September 30, 2013. The decrease in interest expense for the three-month comparable periods was the result of lower outstanding borrowings and interest rates on borrowings during the period. This decrease was partially offset by an increase in interest expense related to deposits due to a $1.09 billion increase in average interest bearing deposits. The increase in interest expense for the nine-month comparable periods was driven by the increase in average interest bearing deposits of $1.11 billion from the prior year. Despite this increase, the average cost of interest bearing deposits remained flat at 0.33% for the three months ended September 30, 2014 and 2013 and only increased 1 basis point from 0.32% for the nine months ended September 30, 2013. Interest paid on borrowings decreased by 49 and 10 basis points for the three and nine months ended September 30, 2014, respectively, compared to the same periods in 2013. Interest paid on junior subordinated debt decreased by 46 and 80 basis points, respectively, for the three and nine months ended September 30, 2014, compared to the same periods in 2013.
Net interest income was $98.1 million for the three months ended September 30, 2014, compared to $84.6 million for the three months ended September 30, 2013, an increase of $13.5 million, or 16.0%. For the nine months ended September 30, 2014, net interest income was $282.7 million, compared to $242.9 million for the nine months ended September 30, 2013. The increase in net interest margin of 2 and 3 basis points for the three and nine months ended September 30, 2014, respectively, compared to the same periods in 2013 was mostly due to a decrease in the average cost of funds related to short-term borrowings and junior subordinated debt.

Provision for Credit Losses
The provision for credit losses in each period is reflected as a reduction in earnings in that period. The provision is equal to the amount required to maintain the allowance for credit losses at a level that is adequate to absorb probable credit losses inherent in the loan portfolio. The provision for credit losses was $0.4 million for the three months ended September 30, 2014, compared with zero for the three months ended September 30, 2013. For the nine months ended September 30, 2014, the provision for credit losses was $4.4 million, compared to $8.9 million for the nine months ended September 30, 2013. The provision increase for the three months ended September 30, 2013 was primarily related to loan growth. The decrease in provision for the nine months ended September 30, 2014 compared to the same period in 2013, was primarily due to an improvement in credit quality and historical credit losses as well as recent favorable recovery trends. The Company may establish an additional allowance for credit losses for the PCI loans through provision for loan losses when impairment is determined as a result of lower than expected cash flows. As of September 30, 2014 and December 31, 2013, the allowance for credit losses on PCI loans was $0.1 million and $0.3 million, respectively.
Non-interest Income
The following tables present a summary of non-interest income for the periods presented:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2014	2013	Increase (Decrease)	2014	2013	Increase (Decrease)
	(in thousands)
Service charges and fees	$2,434	$2,425	$9	$7,701	$7,408	$293
Income from bank owned life insurance	1,136	1,832	(696)	3,044	3,904	(860)
Gain (loss) on sales of investment securities, net	181	(1,679)	1,860	384	(1,537)	1,921
Unrealized gains (losses) on assets and liabilities measured at fair value, net	896	(7)	903	(145)	(3,865)	(3,720)
Bargain purchase gain from acquisition	—	—	—	—	10,044	(10,044)
Loss on extinguishment of debt	(502)	—	(502)	(502)	—	(502)
Other fee revenue	892	1,015	(123)	2,860	2,915	(55)
Other income	1,189	543	646	3,492	1,821	1,671
Total non-interest income	$6,226	$4,129	$2,097	$16,834	$20,690	$(11,296)
Total non-interest income for the three months ended September 30, 2014 compared to the same period in 2013 increased by $2.1 million, or 50.8%. This increase primarily relates to the net gain on sale of investment securities, unrealized gains on assets and liabilities measured at fair value, and other income which were offset by the decrease income from BOLI and loss on extinguishment of debt. The change from a net loss of $1.7 million on sales of investment securities for the three months ended September 30, 2013 to a net gain of $0.2 million for the three months ended September 30, 2014 relates to improved market conditions. The increase in net unrealized gains on assets and liabilities measured at fair value is primarily due to the fair value adjustment gain for junior subordinated debt of $0.9 million for the three months ended September 30, 2014, which did not occur in the three months ended September 30, 2013. These increases are offset by the decrease in income from BOLI of $0.7 million due to fewer death benefit claims for the three months ended September 30, 2014, compared to the same period in 2013. The increases are also offset by the loss on extinguishment of debt of $0.5 million, which is the result of the Company's purchase of $6.5 million of its Senior Note principal during the three months ended September 30, 2014.
Total non-interest income for the nine months ended September 30, 2014 compared to the same period in 2013 decreased by $11.3 million, or 54.6%. The decrease primarily is due to the bargain purchase gain from the acquisition of Centennial Bank which was offset by the increases in net gain (loss) on sales of investment securities, net unrealized gain (losses) on assets and liabilities measured at fair value, and other income. The non-recurring bargain purchase gain from the acquisition of Centennial Bank of $10.0 million during the nine months ended September 30, 2013 was not present in the same period 2014 resulting in decreased non-interest income. This decrease was offset by the increase to non-interest income from the net gain on sale of investments during the nine months ended September 30, 2014 of $0.4 million, compared to a net loss of $1.5 million during the same period in 2013, which is also the result of improved market conditions. Also offsetting the decreases in non-interest income is the $3.7 million for the decrease in net unrealized losses on assets and liabilities measured at fair value, which relates to the fair value adjustment loss for junior subordinated debt of $0.1 million for the nine months ended September 30, 2014, compared to a loss of $3.2 million for the same period in 2013.

Non-interest Expense
The following table presents a summary of non-interest expenses for the periods presented:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2014	2013	Increase (Decrease)	2014	2013	Increase (Decrease)
	(in thousands)
Salaries and employee benefits	$32,230	$28,689	$3,541	$93,536	$83,363	$10,173
Occupancy	4,500	4,901	(401)	13,510	14,500	(990)
Legal, professional and directors’ fees	3,022	3,438	(416)	10,853	9,010	1,843
Data processing	2,109	1,872	237	7,184	5,912	1,272
Insurance	1,996	1,884	112	6,476	6,350	126
Loan and repossessed asset expenses	1,007	1,136	(129)	3,168	3,453	(285)
Customer service	888	677	211	2,216	2,037	179
Marketing	378	585	(207)	1,443	1,962	(519)
Intangible amortization	281	597	(316)	1,180	1,791	(611)
Net (gain) loss on sales / valuations of repossessed and other assets	(1,956)	371	(2,327)	(4,319)	(234)	(4,085)
Merger / restructure expenses	15	1,018	(1,003)	198	3,833	(3,635)
Other expense	5,542	4,507	1,035	16,732	13,158	3,574
Total non-interest expense	$50,012	$49,675	$337	$152,177	$145,135	$7,042
Total non-interest expense for the three months ended September 30, 2014 compared to the same period in 2013 increased $0.3 million, or 0.7%. This increase is primarily the result of an increase in salaries and employee benefits and other expense offset by the decrease in net gain on sale / valuation of repossessed and other assets and merger / restructure expenses. The increase in the salaries and employee benefits is due primarily to employment growth to support continued asset growth. The increase in other expense during the quarter primarily relates to a $0.7 million increase from the write-off of an internal software development project that the Company is no longer pursuing. These increases are offset by the net gain on sales / valuations of repossessed and other assets of $2.0 million during the quarter, which decreased non-interest expense by $2.3 million, and primarily relates to an increase in sales of other real estate owned properties. Merger / restructure expenses decreased by $1.0 million as these expenses relate to the acquisition of Centennial Bank during 2013.
Total non-interest expense for the nine months ended September 30, 2014 compared to the same period in 2013 increased $7.0 million, or 4.9%. This increase is primarily caused by increases in salaries and employee benefits, legal, professional and directors' fees, data processing, and other expense offset by the decrease in net gain on sale / valuation of repossessed and other assets, merger / restructure expense, and occupancy expense. The increases in salaries and employee benefits is due to employment growth to support continued asset growth. The increase in legal, professional and directors' fees and data processing primarily relates to information technology initiatives. The increase in other expense primarily relates to a $0.7 million increase related to the write-off of an internal software development project that the Company is no longer pursuing, a $0.6 million increase in off balance sheet provision, and an overall increase in general operational expenses. These increases are offset by the $4.1 million decrease in non-interest expense from the increase in the net gain on sales / valuations of repossessed and other assets due to an increase in other real estate owned property sales compared to the nine months ended September 30, 2013. Merger / restructure expenses decreased by $3.6 million as these expenses relate to the acquisition of Centennial Bank during 2013. Further, occupancy decreased $1.0 million due to a decrease in rent and repairs and maintenance expenses.

Discontinued Operations
The Company discontinued its affinity credit card business and has presented these activities as discontinued operations. During the three months ended September 30, 2014, the Company shut down its remaining affinity credit card operations. Therefore, no discontinued operations have been reported for the quarter. The following table summarizes the operating results of the discontinued operations for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(in thousands)
Operating revenue	$—	$1,105	$(358)	$3,376
Non-interest expenses	—	(1,155)	(1,369)	(3,653)
Loss before income taxes	—	(50)	(1,727)	(277)
Income tax benefit	—	(21)	(569)	(117)
Net loss	$—	$(29)	$(1,158)	$(160)
Business Segment Results
On December 31, 2013, the Company consolidated its three bank subsidiaries under one charter, Western Alliance Bank. As a result, the Company has redefined its operating segments to reflect the new organizational and internal reporting structure. The realignment of the Company's segments resulted in significant differences from the old segmentation methodology. Consequently, the Company determined that recasting prior year segment information to conform to the new segmentation methodology would be impracticable due to the substantial time and cost that would be involved in recasting this information. Also, given the incomparability of the reporting segments between periods, the Company determined that disclosure of the reportable segment information for the period ended September 30, 2014, as previously reported under the old basis, would not be beneficial to the reader as it does not assist the reader in better understanding the Company’s performance, assessing its prospects for future net cash flows or making more informed judgments about the Company as a whole, which are the primary objectives of ASC 280-10.
The new operating segments are as follows: Arizona, Nevada, California, CBL and Corporate & Other.
Arizona reported a gross loan balance of $2.20 billion at September 30, 2014, an increase of $73.9 million during the quarter and an increase of $180.3 million during the nine months ended September 30, 2014. In addition, total deposits at September 30, 2014 were $2.08 billion, a decrease of $38.0 million during the quarter and an increase of $77.1 million during the nine months ended September 30, 2014. Pre-tax income was $14.8 million and $44.7 million for the three and nine months ended September 30, 2014, respectively.
Nevada reported a gross loan balance of $1.68 billion at September 30, 2014, a decrease of $2.5 million during the quarter and a decrease of $74.3 million during the nine months ended September 30, 2014. In addition, total deposits at September 30, 2014 were $3.19 billion, an increase of $6.0 million during the quarter and an increase of $271.2 million during the nine months ended September 30, 2014. Pre-tax income was $21.2 million and $55.4 million for the three and nine months ended September 30, 2014, respectively.
California reported a gross loan balance of $1.73 billion at September 30, 2014, an increase of $30.9 million during the quarter and an increase of $110.5 million during the nine months ended September 30, 2014. In addition, total deposits at September 30, 2014 were $2.35 billion, an increase of $288.8 million during the quarter and an increase of $405.1 million during the nine months ended September 30, 2014. Pre-tax income was $13.4 million and $37.8 million for the three and nine months ended September 30, 2014, respectively.
CBL reported a gross loan balance of $2.26 billion at September 30, 2014, an increase of $313.4 million during the quarter and an increase of $914.3 million during the nine months ended September 30, 2014. In addition, total deposits at September 30, 2014 were $906.0 million, an increase of $19.7 million during the quarter and an increase of $138.1 million during the nine months ended September 30, 2014. Pre-tax income was $9.6 million and $21.7 million for the three and nine months ended September 30, 2014, respectively.

BALANCE SHEET ANALYSIS
Total assets increased $981.5 million, or 10.5%, to $10.29 billion at September 30, 2014, compared to $9.31 billion at December 31, 2013. The increase in assets primarily relates to the increase in loans of $1.13 billion, or 16.6%, to $7.93 billion.
Total liabilities increased $833.9 million, or 9.9%, to $9.29 billion at September 30, 2014, compared to $8.45 billion at December 31, 2013. The increase in liabilities is due to the increase in total deposits of $859.4 million, or 11.0%, to $8.70 billion.
Total stockholders’ equity increased by $147.6 million, or 17.3%, to $1.00 billion at September 30, 2014, compared to $855.5 million at December 31, 2013. The increase in stockholders' equity is the result of net income available to common stockholders of $106.5 million for the nine months ended September 30, 2014, the movement of AOCI due to the increase in unrealized gains on AFS securities from a loss position, and the transfer of all of the Company's HTM securities to AFS during the second quarter 2014. In addition, to support the Company's continued growth, we raised $2.6 million in net proceeds from the issuance of 115,866 shares of common stock through our ATM public offering.
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
The following table summarizes the carrying value of the investment securities portfolio at September 30, 2014 and December 31, 2013:

	September 30, 2014	December 31, 2013
	(in thousands)
U.S. government sponsored agency securities	$17,994	$46,975
Municipal obligations	307,395	299,244
Preferred stock	82,227	61,484
Mutual funds	37,814	36,532
Residential MBS issued by GSEs	909,887	1,024,457
Commercial MBS issued by GSEs	2,117	—
Private label residential MBS	53,645	36,099
Private label commercial MBS	5,336	5,433
Trust preferred securities	26,220	23,805
CRA investments	23,990	24,882
Collateralized debt obligations	8,053	50
Corporate debt securities	96,946	97,777
Total investment securities	$1,571,624	$1,656,738
In May 2014, the Company's investment committee reassessed the Company's holdings in CDOs, and gave management the discretion to sell CDOs and to reinvest in higher grade investment securities. This change in intent, prior to maturity or recovery, necessitated a reclassification of all HTM securities to AFS. At the date of transfer, the securities had a total amortized cost of $275.3 million and fair value of $289.6 million. The Company recognized an unrealized gain of $9.0 million, net of tax, in AOCI at the date of the transfer.
Gross unrealized losses at September 30, 2014 are primarily caused by interest rate fluctuations, credit spread widening and reduced liquidity in applicable markets. The Company has reviewed securities on which there is an unrealized loss in accordance with its accounting policy for OTTI securities described in "Note 2. Investment Securities" to the Consolidated

Financial Statements contained herein. There were no impairment charges recorded during the three and nine months ended September 30, 2014 and 2013.
The Company does not consider any securities to be other-than-temporarily impaired as of September 30, 2014 and December 31, 2013. However, the Company cannot guarantee that additional OTTI will not occur in future periods.
Loans
The table below summarizes the distribution of the Company’s loans at the end of each of the periods indicated:

	September 30, 2014	December 31, 2013
	(in thousands)
Commercial and industrial	$3,074,465	$2,236,740
Commercial real estate - non-owner occupied	1,998,887	1,843,415
Commercial real estate - owner occupied	1,621,877	1,561,862
Construction and land development	677,141	537,231
Residential real estate	316,939	350,312
Commercial leases	217,684	235,968
Consumer	32,996	45,153
Net deferred loan fees and costs	(10,469)	(9,266)
Loans, net of deferred fees and costs	7,929,520	6,801,415
Allowance for credit losses	(109,161)	(100,050)
Total	$7,820,359	$6,701,365
Concentrations of Lending Activities
The Company’s lending activities, including those within its CBL, are driven in large part by the customers served in the market areas where the Company has branch offices in the states of Arizona, Nevada and California. As of September 30, 2014 and December 31, 2013, approximately 84% and 88%, respectively, of the Company's customers are located in these markets. The Company monitors concentrations within five broad categories: geography, industry, product, call report classifications, and collateral. The Company’s loan portfolio includes significant credit exposure to the CRE market. As of September 30, 2014 and December 31, 2013, CRE related loans accounted for approximately 54% and 58% of total loans, respectively. Substantially all of these loans are secured by first liens with an initial loan to value ratio of generally not more than 75%. Approximately 45% and 46% of these CRE loans, excluding construction and land loans, were owner occupied at September 30, 2014 and December 31, 2013, respectively. The Company is a participant in certain Shared National Credit loans, which make up approximately 7% and 5% of total loans as of September 30, 2014 and December 31, 2013, respectively.
Impaired loans
A loan is identified as impaired when it is no longer probable that interest and principal will be collected according to the contractual terms of the original loan agreement. Generally, impaired loans are classified as nonaccrual. However, in certain instances, impaired loans may continue on an accrual basis if full repayment of all principal and interest is expected and the loan is both well secured and in the process of collection. Impaired loans are measured for reserve requirements in accordance with ASC 310 based on the present value of expected future cash flows discounted at the loan's effective interest rate or, as a practical expedient, at the loan's observable market price or the fair value of the collateral less applicable disposition costs if the loan is collateral dependent. The amount of an impairment reserve, if any, and any subsequent changes are charged against the allowance for credit losses.
Total nonaccrual loans and loans past due 90 days or more and still accruing increased by $1.5 million, or 1.9%, at September 30, 2014 to $78.7 million from $77.2 million at December 31, 2013.

	September 30, 2014	December 31, 2013
	(dollars in thousands)
Total nonaccrual loans	$75,092	$75,680
Loans past due 90 days or more on accrual status	3,558	1,534
Total nonperforming loans	78,650	77,214
Troubled debt restructured loans	90,308	89,576
Other impaired loans	15,212	11,587
Total impaired loans	$184,170	$178,377
Other assets acquired through foreclosure, net	$51,787	$66,719
Nonaccrual loans to gross loans	0.95%	1.11%
Loans past due 90 days or more on accrual status to total loans	0.04	0.02
Interest income received on nonaccrual loans for the three and nine months ended September 30, 2014 was $0.6 million and $1.7 million, respectively, compared to $0.3 million and $1.3 million for the three and nine months ended September 30, 2013, respectively. Interest income that would have been recorded under the original terms of nonaccrual loans for the three and nine months ended September 30, 2014 was $0.3 million and $1.6 million, respectively, compared to $1.3 million and $3.8 million, for the three and nine months ended September 30, 2013, respectively.
The composition of nonaccrual loans was as follows as of the dates indicated:

	At September 30, 2014			At December 31, 2013
	Nonaccrual Balance	Percent	Percent of Total Loans	Nonaccrual Balance	Percent	Percent of Total Loans
	(dollars in thousands)
Commercial and industrial	$2,463	3.28%	0.03%	$3,753	4.96%	0.06%
Commercial real estate	55,313	73.65	0.71	54,856	72.48	0.80
Construction and land development	5,533	7.37	0.07	4,525	5.98	0.07
Residential real estate	11,448	15.25	0.14	12,480	16.49	0.18
Consumer	335	0.45	—	66	0.09	—
Total nonaccrual loans	$75,092	100.00%	0.95%	$75,680	100.00%	1.11%
As of September 30, 2014 and December 31, 2013, nonaccrual loans totaled $75.1 million and $75.7 million, respectively. Nonaccrual loans by segment at September 30, 2014 were $32.5 million for Arizona, $21.1 million for Nevada, $3.8 million for California, $0.3 million for CBL and $17.4 million for Corporate & Other. Nonaccrual loans as a percentage of total gross loans were 0.95% and 1.11% at September 30, 2014 and December 31, 2013, respectively. Nonaccrual loans as a percentage of each segment's total gross loans at September 30, 2014 were 1.47% for Arizona, 1.26% for Nevada, 0.22% for California, 0.01% for CBL and 32.30% for Corporate & Other.
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
As of September 30, 2014 and December 31, 2013, the aggregate amount of loans classified as impaired was $184.2 million and $178.4 million, respectively, a net increase of 3.2%. The total specific allowance for loan losses related to these loans was $17.5 million and $5.3 million at September 30, 2014 and December 31, 2013, respectively. As of September 30, 2014 and December 31, 2013, the Company had $90.3 million and $89.6 million, respectively, in loans classified as accruing restructured loans. Impaired loans by segment at September 30, 2014 were $63.4 million for Arizona, $66.7 million for Nevada and $10.0 million for California. Additionally, CBL and Corporate & Other held $0.3 million and $43.8 million, respectively, of impaired loans at September 30, 2014.

The following tables present a breakdown of total impaired loans and the related specific reserves for the periods indicated:

	September 30, 2014
	Impaired Balance	Percent	Percent of Total Loans	Reserve Balance	Percent	Percent of Total Allowance
	(dollars in thousands)
Commercial and industrial	$20,629	11.20%	0.26%	$3,758	21.53%	3.44%
Commercial real estate	114,758	62.31	1.44	8,098	46.39	7.42
Construction and land development	22,963	12.47	0.29	3,505	20.08	3.21
Residential real estate	25,313	13.74	0.32	2,044	11.71	1.87
Consumer	507	0.28	0.01	51	0.29	0.05
Total impaired loans	$184,170	100.00%	2.32%	$17,456	100.00%	15.99%

	December 31, 2013
	Impaired Balance	Percent	Percent of Total Loans	Reserve Balance	Percent	Percent of Total Allowance
	(dollars in thousands)
Commercial and industrial	$17,341	9.72%	0.25%	$772	14.62%	0.77%
Commercial real estate	111,054	62.26	1.63	2,523	47.78	2.52
Construction and land development	23,069	12.93	0.34	85	1.61	0.08
Residential real estate	26,376	14.79	0.39	1,896	35.91	1.90
Consumer	537	0.30	0.01	4	0.08	—
Total impaired loans	$178,377	100.00%	2.62%	$5,280	100.00%	5.27%
As discussed in Note 3. Loans, Leases and Allowance for Credit Losses, the presentation of certain impaired loans and the related allowance for credit losses on these loans has been revised to reflect the FDIC's preferred presentation.

Allowance for Credit Losses
The following table summarizes the activity in our allowance for credit losses for the period indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(dollars in thousands)
Allowance for credit losses:
Balance at beginning of period	$105,937	$96,323	$100,050	$95,427
Provisions charged to operating expenses:
Commercial and industrial	1,779	354	5,323	5,514
Commercial real estate	(1,945)	(278)	(967)	3,026
Construction and land development	1,710	(533)	3,433	(1,442)
Residential real estate	(1,043)	(247)	(2,394)	1,748
Consumer	(82)	704	(969)	74
Total Provision	419	—	4,426	8,920
Recoveries of loans previously charged-off:
Commercial and industrial	1,053	2,242	3,229	4,440
Commercial real estate	1,779	422	3,587	1,997
Construction and land development	182	966	891	1,787
Residential real estate	768	430	1,635	1,548
Consumer	34	726	395	751
Total recoveries	3,816	4,786	9,737	10,523
Loans charged-off:
Commercial and industrial	(110)	(544)	(2,626)	(3,379)
Commercial real estate	(193)	(864)	(694)	(6,142)
Construction and land development	—	—	(78)	(852)
Residential real estate	(423)	(1,138)	(1,352)	(5,641)
Consumer	(285)	(712)	(302)	(1,005)
Total charged-off	(1,011)	(3,258)	(5,052)	(17,019)
Net recoveries (charge-offs)	2,805	1,528	4,685	(6,496)
Balance at end of period	$109,161	$97,851	$109,161	$97,851
Net recoveries (charge-offs) to average loans outstanding-annualized	0.15%	0.10%	0.09%	(0.14)%
Allowance for credit losses to gross loans	1.38	1.53
The following table summarizes the allocation of the allowance for credit losses by loan type. However, allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

	September 30, 2014			December 31, 2013
	Amount	% of Total Allowance for Credit Losses	% of Loans to Gross Loans	Amount	% of Total Allowance for Credit Losses	% of Loans to Gross Loans
	(dollars in thousands)
Commercial and industrial	$45,583	41.8%	41.5%	$39,657	39.7%	36.3%
Commercial real estate	33,990	31.1	45.6%	32,064	32.0	50.0
Construction and land development	18,765	17.2	8.5%	14,519	14.5	7.9
Residential real estate	9,529	8.7	4.0%	11,640	11.6	5.1
Consumer	1,294	1.2	0.4%	2,170	2.2	0.7
Total	$109,161	100.0%	100.0%	$100,050	100.0%	100.0%
The allowance for credit losses as a percentage of total loans decreased to 1.38% at September 30, 2014 from 1.47% at December 31, 2013. The total balance of the allowance for credit losses has increased due to the increase in the size of its loan portfolio; however, the increase in the allowance is not proportional to the increase in the portfolio as the Company has experienced improved credit quality in its portfolio as well as a change in portfolio mix toward higher rated credits.
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

	At September 30, 2014
	Number of Loans	Loan Balance	Percent	Percent of Total Loans
	(dollars in thousands)
Commercial and industrial	71	$22,122	21.51%	0.28%
Commercial real estate	52	59,730	58.08	0.75
Construction and land development	4	13,521	13.15	0.17
Residential real estate	15	7,007	6.81	0.09
Consumer	8	464	0.45	0.01
Total	150	$102,844	100.00%	1.30%

	At December 31, 2013
	Number of Loans	Loan Balance	Percent	Percent of Total Loans
	(dollars in thousands)
Commercial and industrial	68	$15,532	14.05%	0.23%
Commercial real estate	63	71,390	64.55	1.05
Construction and land development	7	13,357	12.08	0.20
Residential real estate	20	8,988	8.13	0.13
Consumer	17	1,317	1.19	0.02
Total	175	$110,584	100.00%	1.63%
Total potential problem loans are primarily secured by real estate.

Other Assets Acquired Through Foreclosure
The following table represents the changes in other assets acquired through (or in lieu of) foreclosure:

	Three Months Ended September 30,
	2014			2013
	Gross Balance	Valuation Allowance	Net Balance	Gross Balance	Valuation Allowance	Net Balance
	(in thousands)
Balance, beginning of the period	$74,643	$(15,351)	$59,292	$102,923	$(26,424)	$76,499
Transfers to other assets acquired through foreclosure, net	2,737	—	2,737	2,737	—	2,737
Proceeds from sale of other real estate owned and repossessed assets, net	(11,811)	982	(10,829)	(3,411)	1,055	(2,356)
Valuation adjustments, net	—	(882)	(882)	—	(697)	(697)
Gains, net (1)	1,469	—	1,469	292	—	292
Balance, end of period	$67,038	$(15,251)	$51,787	$102,541	$(26,066)	$76,475

	Nine Months Ended September 30,
	2014			2013
	Gross Balance	Valuation Allowance	Net Balance	Gross Balance	Valuation Allowance	Net Balance
	(in thousands)
Balance, beginning of the period	$88,421	$(21,702)	$66,719	$113,474	$(36,227)	$77,247
Transfers to other assets acquired through foreclosure, net	9,156	—	9,156	14,010	—	14,010
Additions from acquisition of Centennial Bank	—	—	—	5,622	—	5,622
Proceeds from sale of other real estate owned and repossessed assets, net	(33,187)	7,626	(25,561)	(32,953)	12,440	(20,513)
Valuation adjustments, net	—	(1,175)	(1,175)	—	(2,279)	(2,279)
Gains, net (2)	2,648	—	2,648	2,388	—	2,388
Balance, end of period	$67,038	$(15,251)	$51,787	$102,541	$(26,066)	$76,475

(1)	Includes gains related to initial transfers to other assets of zero and $62 thousand during the three months ended September 30, 2014 and 2013, respectively, pursuant to accounting guidance.

(2)	Includes gains related to initial transfers to other assets of zero and $407 thousand during the nine months ended September 30, 2014 and 2013, respectively, pursuant to accounting guidance.
Other assets acquired through foreclosure consist primarily of properties acquired as a result of, or in-lieu-of, foreclosure. Properties or other assets (primarily repossessed assets formerly leased) are classified as OREO and other repossessed property and are reported at the lower of carrying value or fair value, less estimated costs to sell the property. Costs relating to the development or improvement of the assets are capitalized and costs relating to holding the assets are charged to expense. At September 30, 2014, the Company held approximately 64 properties, compared to 70 at December 31, 2013. When significant adjustments were based on unobservable inputs, such as when a current appraised value is not available or management determines the fair value of the collateral is further impaired below appraised value and there is no observable market price, the resulting fair value measurement has been categorized as a Level 3 measurement.
Goodwill and Other Intangible Assets
Goodwill represents the excess consideration paid for net assets acquired in a business combination over their fair value and is subsequently evaluated for impairment at least annually. The Company has goodwill of $23.2 million and other intangibles, which consist primarily of core deposit intangibles, of $3.0 million as of September 30, 2014. The Company performs its annual goodwill and intangibles impairment tests as of October 1 each year, or more often if events or circumstances indicate that the carrying value may not be recoverable. During the three and nine months ended September 30, 2014, there were no events or circumstances that indicated an interim impairment test of goodwill or other intangible assets was necessary.

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
For the nine months ended September 30, 2014 and 2013, the Company's effective tax rate was 23.97% and 23.59%, respectively. The increase in the effective tax rate for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013 is due primarily to the bargain purchase gain related to the Centennial Bank acquisition recorded in the second quarter of 2013 with no similar benefit recorded in 2014. The full impact of this effective tax rate increase was offset by the increase in the projected tax-exempt income for the year compared to the prior year.
See "Note 10. Income Taxes" to the Consolidated Financial Statements for further discussion on income taxes.
Deposits
Deposits are the primary source for funding the Company's asset growth. At September 30, 2014, total deposits were $8.70 billion, compared to $7.84 billion at December 31, 2013. Total deposit growth of $859.4 million, or 11.0%, was primarily driven by an increase in savings and money market deposits of $374.6 million and an increase in certificate of deposits of $338.5 million. WAB is a member of CDARS and ICS, which provide mechanisms for obtaining FDIC insurance on large deposits. At September 30, 2014, the Company had $665.2 million of CDARS deposits and $406.2 million of ICS deposits. At December 31, 2013, the Company had $518.0 million of CDARS deposits and $355.3 million of ICS deposits. At September 30, 2014 and December 31, 2013, the Company had $261.8 million and $174.2 million of wholesale brokered deposits, respectively.
The average balances and weighted average rates paid on deposits are presented below:

	Three Months Ended September 30,
	2014		2013
	Average Balance	Rate	Average Balance	Rate
	(dollars in thousands)
Interest checking (NOW)	$810,260	0.20%	$641,695	0.23%
Savings and money market	3,659,887	0.31	2,828,113	0.31
Time	1,763,830	0.45	1,675,482	0.40
Total interest-bearing deposits	6,233,977	0.33	5,145,290	0.33
Non-interest-bearing demand deposits	2,241,366	—	1,931,127	—
Total deposits	$8,475,343	0.24%	$7,076,417	0.24%

	Nine Months Ended September 30,
	2014		2013
	Average Balance	Rate	Average Balance	Rate
	(dollars in thousands)
Interest checking (NOW)	$789,098	0.20%	$625,830	0.22%
Savings and money market	3,566,000	0.30	2,739,973	0.30
Time	1,695,130	0.44	1,570,510	0.40
Total interest-bearing deposits	6,050,228	0.33	4,936,313	0.32
Non-interest-bearing demand deposits	2,114,361	—	1,895,090	—
Total deposits	$8,164,589	0.24%	$6,831,403	0.23%
Short-Term Borrowed Funds
The Company from time to time utilizes short-term borrowed funds to support short-term liquidity needs generally created by increased loan demand. The majority of these short-term borrowed funds consist of advances from the FHLB and/or FRB, federal funds purchased and customer repurchase agreements. The Company's borrowing capacity with the FHLB and FRB is determined based on collateral pledged, generally consisting of securities and loans. In addition, the Company has borrowing capacity from other sources, collateralized by securities, including securities sold under agreements to repurchase, which are reflected at the amount of cash received in connection with the transaction, and may require additional collateral based on the fair value of the underlying securities. At September 30, 2014, total short-term borrowed funds consisted of $53.0 million of customer repurchases and FHLB advances of $62.6 million. In addition, Senior Notes have a remaining principal balance of $58.4 million and a carrying value of $58.1 million, maturing in August 2015. At December 31, 2013, total short-term borrowed funds consisted of $71.2 million of customer repurchases, a revolving line of credit of $3.0 million and FHLB advances of $25.9 million.
Long-Term Debt
At September 30, 2014, there was $210.1 million of FHLB advances classified as long-term. At December 31, 2013, long-term debt consisted of FHLB advances of $248.0 million and $64.9 million of outstanding Senior Note principal with a carrying value of $64.2 million.
Junior Subordinated Debt
The Company measures the balance of junior subordinated debt at fair value, which was $41.8 million at September 30, 2014 and $41.9 million at December 31, 2013.
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
The ability to have readily available funds sufficient to repay fully maturing liabilities is of primary importance to depositors, creditors and regulators. Our liquidity, represented by cash and amounts due from banks, federal funds sold and non-pledged marketable securities, is a result of our operating, investing and financing activities and related cash flows. In order to ensure funds are available when necessary, on at least a quarterly basis, we project the amount of funds that will be required, and we strive to maintain relationships with a diversified customer base. Liquidity requirements can also be met through short-term borrowings or the disposition of short-term assets. The Company has unsecured federal funds credit lines with correspondent banks totaling $100.0 million and other lines of credit with correspondent banks totaling $70.0 million, of which $25.0 million is secured and $45.0 million is unsecured. As of September 30, 2014, there were no amounts drawn on the lines of credit or the federal funds credit lines. In addition, loans and securities are pledged to the FHLB, providing $1.53 billion in borrowing capacity, with outstanding borrowings and letters of credit of $272.1 million and $391.2 million, respectively, leaving $867.9 million in available credit as of September 30, 2014. Loans and securities pledged to the FRB discount window provided $1.13 billion in borrowing capacity. As of September 30, 2014, there were no outstanding borrowings from the FRB, thus our available credit totaled $1.13 billion.
The Company has a formal liquidity policy and, in the opinion of management, our liquid assets are considered adequate to meet cash flow needs for loan funding and deposit cash withdrawals for the next 90-120 days. At September 30, 2014, there was $999.5 million in liquid assets, comprised of $259.2 million in cash, cash equivalents, and money market investments and $740.3 million in unpledged marketable securities. At December 31, 2013, the Company maintained $1.25 billion in liquid assets, comprised of $309.7 million of cash and cash equivalents and $938.0 million of unpledged marketable securities.
The parent company maintains additional liquidity that would be sufficient to fund its operations and certain non-bank affiliate operations for an extended period should funding from normal sources be disrupted. Since deposits are taken by WAB and not by the parent company, parent company liquidity is not dependent on the bank operating subsidiary's deposit balances. In our analysis of parent company liquidity, we assume that the parent company is unable to generate funds from additional debt or equity issuances, receives no dividend income from subsidiaries and does not pay dividends to stockholders, while continuing to make nondiscretionary payments needed to maintain operations and repayment of contractual principal and interest payments owed by the parent company and affiliated companies. Under this scenario, the amount of time the parent company and its non-bank subsidiary can operate and meet all obligations before the current liquid assets are exhausted is considered as part of the parent company liquidity analysis. Management believes the Parent maintains adequate liquidity capacity to operate without additional funding from new sources for over 12 months. WAB maintains sufficient funding capacity to address large increases in funding requirements, such as deposit outflows. This capacity is comprised of liquidity derived from a reduction in asset levels and various secured funding sources.
On a long-term basis, the Company’s liquidity will be met by changing the relative distribution of our asset portfolios (for example, by reducing investment or loan volumes, or selling or encumbering assets). Further, the Company can increase liquidity by soliciting higher levels of deposit accounts through promotional activities and/or borrowing from correspondent banks, the FHLB of San Francisco and the FRB. At September 30, 2014, our long-term liquidity needs primarily relate to funds required to support loan originations and commitments and deposit withdrawals, which can be met by cash flows from investment payments and maturities, and investment sales, if necessary.
The Company’s liquidity is comprised of three primary classifications: 1) cash flows provided by operating activities; 2) cash flows used in investing activities; and 3) cash flows provided by financing activities. Net cash provided by or used in operating activities consists primarily of net income, adjusted for changes in certain other asset and liability accounts and certain non-cash income and expense items, such as the provision for credit losses, investment and other amortization and depreciation. For the nine months ended September 30, 2014 and 2013, net cash provided by operating activities was $107.1 million and $123.8 million, respectively.
Our primary investing activities are the origination of real estate and commercial loans and the purchase and sale of securities. Our net cash provided by and used in investing activities has been primarily influenced by our loan and securities activities. The net increase in loans for the nine months ended September 30, 2014 and 2013, was $1.12 billion and $388.3 million, respectively. The increase from purchases or pay downs of securities, net for the nine months ended September 30, 2014 was $128.0 million, compared to a decrease of $147.6 million at September 30, 2013.
Net cash provided by financing activities has been impacted significantly by increased deposit levels. During the nine months ended September 30, 2014 and 2013, deposits increased $859.8 million and $482.0 million, respectively.
Fluctuations in core deposit levels may increase our need for liquidity as certificates of deposit mature or are withdrawn before maturity, and as non-maturity deposits, such as checking and savings account balances, are withdrawn. Additionally, we are exposed to the risk that customers with large deposit balances will withdraw all or a portion of such deposits, due in part to the FDIC limitations on the amount of insurance coverage provided to depositors. To mitigate the uninsured deposit risk, we have joined the CDARS and ICS, a program that allows an individual customer to invest up to $50.0 million in certificates of deposit or money market accounts through one participating financial institution, with the entire amount being covered by FDIC insurance. As of September 30, 2014, we had $665.2 million of CDARS and $406.2 million of ICS deposits, compared to $518.0 million of CDARS and $355.3 million of ICS deposits at December 31, 2013.
As of September 30, 2014, we had $261.8 million of wholesale brokered deposits outstanding. Brokered deposits are generally considered to be deposits that have been received from a third party that is acting on behalf of that party’s customer. Often, a broker will direct a customer’s deposits to the banking institution offering the highest interest rate available. Federal banking laws and regulations place restrictions on depository institutions regarding brokered deposits because of the general concern that these deposits are at a greater risk of being withdrawn and placed on deposit at another institution offering a higher interest rate, thus posing liquidity risk for institutions that gather brokered deposits in significant amounts. The Company does not anticipate using brokered deposits as a significant liquidity source in the near future.
Federal and state banking regulations place certain restrictions on dividends paid. The total amount of dividends which may be paid at any date is generally limited to the retained earnings of the bank. Dividends paid by WAB to the Parent would be prohibited if the effect thereof would cause the bank’s capital to be reduced below applicable minimum capital requirements. WAB, LVSP, and WAEF paid dividends to the Parent in the amount of $40.0 million, $2.5 million and $1.5 million during the nine months ended September 30, 2014, respectively. Subsequent to quarter end, on October 27, 2014, a $20.0 million dividend from WAB to WAL was approved and subsequently paid.
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
Quantitative measures established by regulation to ensure capital adequacy require the Company and WAB to maintain minimum amounts and ratios of total and Tier I capital to risk-weighted assets, and of Tier I leverage to average assets. As of September 30, 2014 and December 31, 2013, the Company and WAB met all capital adequacy requirements to which they are subject.
As of September 30, 2014 and December 31, 2013, the Company WAB met the minimum capital ratio requirements necessary to be classified as well-capitalized, as defined by the banking agencies. To be categorized as well-capitalized, an entity must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the table below.
Federal banking regulators have proposed revisions to the bank capital requirement standards known as Basel III. Basel III strengthens bank capital requirements and introduces new regulatory requirements on bank liquidity and bank leverage. Based on the Company’s assessment of these proposed regulations, as of September 30, 2014, the Company and WAB met the requirements necessary to be classified as well-capitalized under the proposed regulation.
The actual capital amounts and ratios for the Company are presented in the following tables as of the periods indicated:

	Actual		Adequately-Capitalized Requirements		Minimum For Well-Capitalized Requirements
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
September 30, 2014
Total Capital (to Risk Weighted Assets)	$1,127,299	12.2%	$739,212	8.0%	$924,016	10.0%
Tier 1 Capital (to Risk Weighted Assets)	1,016,014	11.0	369,460	4.0	554,189	6.0
Leverage Ratio (to Average Assets)	1,016,014	10.1	402,382	4.0	502,977	5.0
December 31, 2013
Total Capital (to Risk Weighted Assets)	$991,461	12.4%	$639,652	8.0%	$799,565	10.0%
Tier 1 Capital (to Risk Weighted Assets)	891,479	11.1	321,254	4.0	481,881	6.0
Leverage Ratio (to Average Assets)	891,479	9.8	363,869	4.0	454,836	5.0

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.
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
Interest rate risk is addressed by the ALCO or its equivalent, which includes members of executive management, finance and operations. ALCO monitors interest rate risk by analyzing the potential impact on the net EVE and net interest income from potential changes in interest rates and considers the impact of alternative strategies or changes in balance sheet structure. We manage our balance sheet in part to maintain the potential impact on EVE and net interest income within acceptable ranges despite changes in interest rates.
Our exposure to interest rate risk is reviewed on at least a quarterly basis by the ALCO. Interest rate risk exposure is measured using interest rate sensitivity analysis to determine our change in EVE in the event of hypothetical changes in interest rates. If potential changes to net EVE and net interest income resulting from hypothetical interest rate changes are not within the limits established by the bank’s Board of Directors, the Board of Directors may direct management to adjust the asset and liability mix to bring interest rate risk within Board-approved limits.
Net Interest Income Simulation. In order to measure interest rate risk at September 30, 2014, we used a simulation model to project changes in net interest income that result from forecasted changes in interest rates. This analysis calculates the difference between net interest income forecasted using an immediate increase and decrease in interest rates and a net interest income forecast using a flat market interest rate environment derived from spot yield curves typically used to price our assets and liabilities. The income simulation model includes various assumptions regarding the re-pricing relationships for each of our products. Many of our assets are floating rate loans, which are assumed to re-price immediately and proportional to the change in market rates, depending on their contracted index. Some loans and investments include the opportunity of prepayment (embedded options) and, accordingly, the simulation model uses estimated market speeds to derive prepayments and reinvests proceeds at modeled yields. Our non-term deposit products re-price more slowly, usually changing less than the change in market rates and at our discretion.
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
This simulation model assesses the changes in net interest income that would occur in response to an instantaneous and sustained increase or decrease (shock) in market interest rates. At September 30, 2014, our net interest income exposure for the next twelve months related to these hypothetical changes in market interest rates was within our current guidelines.

Sensitivity of Net Interest Income

	Interest Rate Scenario (change in basis points from Base)
	Down 100	Base	Up 100	Up 200	Up 300	Up 400
	(dollars in thousands)
Interest Income	$413,117	$419,561	$452,090	$490,986	$531,991	$573,535
Interest Expense	25,790	26,164	49,938	73,714	97,492	121,273
Net Interest Income	387,327	393,397	402,152	417,272	434,499	452,262
Percent Change	(1.5)%		2.2%	6.1%	10.4%	15.0%
Economic Value of Equity. We measure the impact of market interest rate changes on the NPV of estimated cash flows from our assets, liabilities and off-balance sheet items, defined as EVE, using a simulation model. This simulation model assesses the changes in the market value of interest rate sensitive financial instruments that would occur in response to an instantaneous and sustained increase or decrease (shock) in market interest rates.
At September 30, 2014, our EVE exposure related to these hypothetical changes in market interest rates was within the current guidelines established by us. The following table shows our projected change in EVE for this set of rate shocks at September 30, 2014:
Economic Value of Equity

	Interest Rate Scenario (change in basis points from Base)
	Down 100	Base	Up 100	Up 200	Up 300	Up 400
Present Value	(dollars in thousands)
Assets	$10,573,307	$10,430,327	$10,245,610	$10,062,062	$9,876,560	$9,695,126
Liabilities	8,907,295	8,684,095	8,482,130	8,301,287	8,135,597	7,983,628
Net Present Value	1,666,012	1,746,232	1,763,480	1,760,775	1,740,963	1,711,498
Percent Change	(4.6)%		1.0%	0.8%	(0.3)%	(2.0)%
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
Derivative Contracts. In the normal course of business, the Company uses derivative instruments to meet the needs of its customers and manage exposure to fluctuations in interest rates. The following table summarizes the aggregate notional amounts, market values and terms of the Company’s derivative positions with derivative market makers as of September 30, 2014 and December 31, 2013:
Outstanding Derivatives Positions

September 30, 2014			December 31, 2013
Notional	Net Value	Weighted Average Term (Years)	Notional	Net Value	Weighted Average Term (Years)
(dollars in thousands)
$589,101	$(29,826)	17.5	$294,997	$1,598	16.8

Item 4.	Controls and Procedures.
Evaluation of Disclosure Controls
Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, the CEO and CFO have concluded that the disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) are effective to ensure that information required to be disclosed by the Company in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Additionally, our disclosure controls and procedures were also effective in ensuring that information required to be disclosed by the Company in the reports we file or subject under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including the CEO and CFO, to allow timely decisions regarding required disclosures.
Changes in Internal Control over Financial Reporting
There have not been any changes in the Company's internal control over financial reporting during the quarter ended September 30, 2014, which have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 5.	Other Information.
On October 30, 2014, we entered into an Amended and Restated Distribution Agency Agreement with Credit Suisse Securities (USA) LLC (the "Amended and Restated Agreement"), which amends and restates in its entirety the Distribution Agency Agreement, dated as of June 4, 2014, between us and the Manager (the "Original Agreement"), which was previously disclosed in a Form 8-K filed by us with the SEC on June 5, 2014. Under the terms of the Amended and Restated Agreement, we may sell, from time to time, through the Manager, as our sales agent and/or principal, shares of our common stock, $0.0001 par value per share, having an aggregate offering price of up to $97,168,693.51 (the "Shares"). Under the terms of the Amended and Restated Agreement, Section 3(k) of the Original Agreement regarding restrictions on our ability to request the sale of, and the Manager's requirement to sell, any Shares was revised to (i) delete the restriction with respect to our insider trading policy and (ii) clarify the restriction with respect to our Earnings Announcements (as defined in the Amended and Restated Agreement) when we have filed a current report on Form 8-K with respect to such Earnings Announcement.
This disclosure under this Part II, Item 5 shall not constitute an offer to sell or a solicitation of an offer to buy any securities, nor shall there be any sale of these securities in any state or jurisdiction in which such an offer, solicitation or sale would be unlawful prior to registration or qualification under the securities laws of any such state or other jurisdiction.
The Amended and Restated Agreement is filed as Exhibit 10.1 to this Form 10-Q and is incorporated herein by reference. The foregoing description of the Amended and Restated Agreement and the transactions contemplated thereby does not purport to be complete and is qualified in its entirety by reference to Exhibit 10.1.

Item 6.	Exhibits.
EXHIBITS

3.1	Bylaws, as amended effective September 22, 2014 (incorporated by reference to Exhibit 3.1 of Western Alliance Bancorporation’s Form 8-K filed with the SEC on September 29, 2014).

10.1*	Amended and Restated Distribution Agency Agreement, dated October 30, 2014, by and among the Company and Credit Suisse Securities (USA) LLC.

31.1*	CEO Certification Pursuant Rule 13a-14(a)/15d-14(a).

31.2*	CFO Certification Pursuant Rule 13a-14(a)/15d-14(a).

32**	CEO and CFO Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

* Filed herewith.
**Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WESTERN ALLIANCE BANCORPORATION

October 30, 2014	By:	/s/ Robert Sarver
Robert Sarver
Chairman of the Board and
Chief Executive Officer

October 30, 2014	By:	/s/ Dale Gibbons
Dale Gibbons
Executive Vice President and
Chief Financial Officer

October 30, 2014	By:	/s/ J. Kelly Ardrey Jr.
J. Kelly Ardrey Jr.
Senior Vice President and
Chief Accounting Officer