Form 10-K
period 2014-12-31
WESTERN ALLIANCE BANCORPORATION
filed 2015-02-17
CIK 1212545

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the registrant’s voting stock held by non-affiliates was approximately $1.32 billion based on the June 30, 2014 closing price of said stock on the New York Stock Exchange ($23.80 per share).
As of February 11, 2015, Western Alliance Bancorporation had 88,937,807 shares of common stock outstanding.
Portions of the registrant’s definitive proxy statement for its 2015 Annual Meeting of Stockholders are incorporated by reference into Part III of this report.

PART I
Forward-Looking Statements
Certain statements contained in this Annual Report on Form 10-K for the fiscal year ended December 31, 2014 (this “Form 10-K”) are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Reform Act”). Statements that constitute forward-looking statements within the meaning of the Reform Act are generally identified through the inclusion of words such as “aim,” “anticipate,” “believe,” “drive,” “estimate,” “expect,” “expressed confidence,” “forecast,” “future,” “goals,” “guidance,” “intend,” “may,” “opportunity,” “plan,” “position,” “potential,” “project,” “ seek,” “should,” “strategy,” “target,” “will,” “would” or similar statements or variations of such words and other similar expressions. All statements other than historical fact are “forward-looking statements” within the meaning of the Reform Act, including statements that are related to or are dependent on estimates or assumptions relating to expectations, beliefs, projections, future plans and strategies, anticipated events or trends and similar expressions that are not historical facts. These forward-looking statements reflect our current views about future events and financial performance and involve certain risks, uncertainties, assumptions and changes in circumstances that may cause our actual results to differ significantly from historical results and those expressed in any forward-looking statement. Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements include, but are not limited to, those described in “Risk Factors” in Item 1A of this Form 10-K. Forward-looking statements speak only as of the date they are made and we undertake no obligation to publicly update or revise any forward-looking statements included in this Form 10-K or to update the reasons why actual results could differ from those contained in such statements, whether as a result of new information, future events or otherwise, except to the extent required by federal securities laws. In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this Form 10-K might not occur, and you should not put undue reliance on any forward-looking statements.
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

ENTITIES:
AAB	Alliance Association Bank	TPB	Torrey Pines Bank
ABA	Alliance Bank of Arizona	WAB or Bank	Western Alliance Bank
BON	Bank of Nevada	WACF	Western Alliance Corporate Finance
BWN	Bank West of Nevada	WAEF	Western Alliance Equipment Finance
Centennial	Centennial Bank	WAL or Parent	Western Alliance Bancorporation
Company	Western Alliance Bancorporation and Subsidiaries	WAPF	Western Alliance Public Finance
FIB	First Independent Bank	WARF	Western Alliance Resort Finance
LVSP	Las Vegas Sunset Properties	WAWL	Western Alliance Warehouse Lending
MRA	Miller/Russell & Associates, Inc.	Western Liberty	Western Liberty Bancorp
Shine	Shine Investment Advisory Services, Inc.
TERMS:
AFS	Available-for-Sale	GAAP	U.S. Generally Accepted Accounting Principles
ALCO	Asset and Liability Management Committee	GLBA	Gramm-Leach-Bliley Act of 1999
AMT	Alternative Minimum Tax	GSE	Government-Sponsored Enterprise
AOCI	Accumulated Other Comprehensive Income	HMDA	Home Mortgage Disclosure Act
APR	Annual Percentage Rate	HOEPA	Home Ownership and Protection Act of 1994
ARPS	Adjustable-Rate Preferred Stock	HTM	Held-to-Maturity
ASC	Accounting Standards Codification	ICS	Insured Cash Sweep Service
ASU	Accounting Standards Update	Incentive Plan	2005 Stock Incentive Plan, as amended
ATM	At-the-Market	IRC	Internal Revenue Code
BHCA	Bank Holding Company Act of 1956	IRS	Internal Revenue Service
BOD	Board of Directors	ISDA	International Swaps and Derivatives Association
BOLI	Bank Owned Life Insurance	LIBOR	London Interbank Offered Rate
BSA	Bank Secrecy Act of 1970	LIHTC	Low-Income Housing Tax Credit
CBLs	Central Business Lines	MBS	Mortgage-Backed Securities
CCO	Chief Credit Officer	MLC	Management Loan Committee
CDARS	Certificate Deposit Account Registry Service	MOU	Memorandum of Understanding
CDO	Collateralized Debt Obligation	NOL	Net Operating Loss
CEO	Chief Executive Officer	NPV	Net Present Value
CFO	Chief Financial Officer	NUBILs	Net Unrealized Built In Losses
CFPB	Consumer Financial Protection Bureau	OCI	Other Comprehensive Income
CMO	Collateralized Mortgage Obligations	OFAC	Office of Foreign Assets Control
COSO	Committee of Sponsoring Organizations of the Treadway Commission	OREO	Other Real Estate Owned
CPP	TARP Capital Purchase Program	OTTI	Other-than-Temporary Impairment
CRA	Community Reinvestment Act	PCI	Purchased Credit Impaired
CRE	Commercial Real Estate	RESPA	Real Estate Settlement Procedures Act
DIF	FDIC's Deposit Insurance Fund	SBIC	Small Business Investment Company
EPS	Earnings per share	SBLF	Small Business Lending Fund
EVE	Economic Value of Equity	SEC	Securities and Exchange Commission
Exchange Act	Securities Exchange Act of 1934, as amended	SLC	Senior Loan Committee
FASB	Financial Accounting Standards Board	SSAE	Statement on Standards for Attestation Engagements
FCRA	Fair Credit Reporting Act of 1971	SOX	Sarbanes-Oxley Act of 2002
FDIC	Federal Deposit Insurance Corporation	TARP	Troubled Asset Relief Program
FHA	Fair Housing Act	TDR	Troubled Debt Restructuring
FHLB	Federal Home Loan Bank	TEB	Tax Equivalent Basis
FICO	The Financing Corporation	TILA	Truth in Lending Act
FRB	Federal Reserve Bank	WALCC	Western Alliance Bancorporation's Credit Committee
FVO	Fair Value Option	XBRL	eXtensible Business Reporting Language

Item 1.	Business.
Organization Structure and Description of Services
WAL is a bank holding company headquartered in Phoenix, Arizona, incorporated under the laws of the state of Delaware. WAL provides a full spectrum of deposit, lending, treasury management, and online banking products and services through its wholly-owned banking subsidiary, WAB. The Bank operates the following full-service banking divisions: ABA in Arizona, FIB in Northern Nevada, BON in Southern Nevada, and TPB in California. The Company also serves business customers through a robust national platform of specialized financial services including AAB, WACF, WAEF, WAPF, WARF, and WAWL. On July 1, 2014, all of the outstanding shares of common stock of WAEF, which was previously a subsidiary of WAL, were contributed to WAB by WAL and it is now a subsidiary of the Bank. In addition, the Company has one non-bank subsidiary, LVSP, which holds and manages certain non-performing loans and OREO.
WAL also has six unconsolidated subsidiaries used as business trusts in connection with issuance of trust-preferred securities as described in "Note 9. Junior Subordinated Debt" in Item 8 of this Form 10-K.
Bank Subsidiary
At December 31, 2014, WAL has the following bank subsidiary:

Bank Name	Headquarters	Number of Locations	Location Cities	Total Assets	Net Loans	Deposits
				(in millions)
Western Alliance Bank	Phoenix, Arizona	40	Arizona: Chandler, Flagstaff, Mesa, Phoenix, Sedona, Scottsdale, and Tucson	$10,476.4	$8,243.5	$8,942.9
			Nevada: Carson City, Fallon, Reno, Sparks, Henderson, Las Vegas, Mesquite, and North Las Vegas
			California: Beverly Hills, Carlsbad, La Mesa, Los Altos, Los Angeles, Oakland, and San Diego
WAB also has the following wholly-owned subsidiaries:

•	WAB Investments, Inc., BON Investments, Inc., and TPB Investments, Inc. - each hold certain investment securities, municipal loans, and leases.

•	BW Real Estate, Inc. - operates as a real estate investment trust and holds certain real estate loans and related securities.

•	BW Nevada Holdings, LLC - owns the 2700 West Sahara Avenue, Las Vegas, Nevada office building.

•	WAEF - offers equipment finance services nationwide.
Organizational Structure
On December 31, 2013, the Company consolidated its three bank subsidiaries into one bank, WAB, chartered in Arizona. Our former bank subsidiaries, BON and TPB, began operating as divisions of WAB on January 1, 2014 along with ABA and FIB. The former subsidiaries of BON and TPB are now subsidiaries of WAB. On January 30, 2015, WAB became a member of the Federal Reserve system and, as a consequence, is now regulated as a "state member bank," under Federal Reserve Board Regulation H (12 C.F.R. Part 208).
Market Segments
As a result of the consolidation of the Company's three bank subsidiaries into one bank on December 31, 2013, the Company redefined its operating segments to reflect the new organizational and internal reporting structure. This resulted in significant differences from the prior segmentation methodology and these changes were not retrospective. Accordingly, the Company determined that recasting prior year segment information to conform to the new segmentation methodology would be impracticable and presentation of current period information under the prior segmentation methodology would not be beneficial to the reader. Please refer to "Note 21. Segments" in our Consolidated Financial Statements for financial information regarding segment reporting.

Beginning January 1, 2014, the Company’s reportable segments are aggregated primarily based on geographic location, services offered, and markets served. The Arizona, Nevada, and California segments provide full service banking and related services to their respective markets although operations may not be domiciled in these states. The Company's CBL segment provides banking services to niche markets. These CBLs are managed centrally and are broader in geographic scope, though still predominately within the Company's core market areas. Corporate & Other primarily relates to our Treasury division and also includes other corporate-related items, income and expense items not allocated to other reportable segments, and inter-segment eliminations.
The accounting policies of the reported segments are the same as those of the Company as described in "Note 1. Summary of Significant Accounting Policies" in Item 8. All intercompany transactions are eliminated for reporting consolidated results of operations. Loan and deposit accounts are assigned directly to the segments where these products are originated and/or serviced. Equity capital is assigned to each segment based on the risk profile of their assets and liabilities with a funds credit provided for the use of this equity as a funding source. Any excess equity not allocated to segments based on risk is assigned to the Corporate & Other segment.
Net interest income, provision for credit losses, and non-interest expense amounts are recorded in their respective segment to the extent that the amounts are directly attributable to those segments. Net interest income of a reportable segment includes a funds transfer pricing process that matches assets and liabilities with similar interest rate sensitivity and maturity characteristics. Using this funds transfer pricing methodology, liquidity is transferred between users and providers. Net income amounts for each reportable segment are further derived by the use of expense allocations. Certain expenses not directly attributable to a specific segment are allocated across all segments based on key metrics, such as number of employees, average loan balances, and average deposit balances. Income taxes are applied to each segment based on the effective tax rate for the geographic location of the segment. Any difference in the corporate tax rate and the aggregate effective tax rates in the segments are adjusted in the Corporate & Other segment.
Lending Activities
Through WAB and its banking divisions and operating subsidiaries, the Company provides a variety of financial services to customers, including CRE loans, construction and land development loans, commercial loans, and consumer loans. The Company’s lending has focused primarily on meeting the needs of business customers.
Commercial and Industrial: Commercial and industrial loans include working capital lines of credit, inventory and accounts receivable lines, mortgage warehouse lines, equipment loans and leases, and other commercial loans. Loans to tax exempt municipalities and not-for-profit organizations are categorized as commercial and industrial loans.
CRE: Loans to finance the purchase or refinancing of CRE and loans to finance inventory and working capital that are additionally secured by CRE make up the majority of our loan portfolio. These CRE loans are secured by apartment buildings, professional offices, industrial facilities, retail centers and other commercial properties. As of December 31, 2014 and 2013, 46%, of our CRE loans were owner-occupied. Owner-occupied CRE loans are loans secured by owner-occupied nonfarm nonresidential properties for which the primary source of repayment (more than 50%) is the cash flow from the ongoing operations and activities conducted by the borrower who owns the property. Non-owner-occupied CRE loans are CRE loans for which the primary source of repayment is nonaffiliated rental income associated with the collateral property.
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
Residential real estate: In 2010, the Company discontinued residential mortgage real estate loan origination as a business line, but continues to hold a small number of previously originated (or acquired) mortgage loans.
Consumer: Limited types of consumer loans are offered to meet customer demand and to respond to community needs. Consumer loans are generally offered at a higher rate and shorter term than residential mortgages. Examples of our consumer loans include: home equity loans and lines of credit, home improvement loans and personal lines of credit.

At December 31, 2014, our loan portfolio totaled $8.40 billion, or approximately 79% of total assets. The following table sets forth the composition of our loan portfolio as of the periods presented:

	December 31,
	2014		2013
	Amount	Percent	Amount	Percent
	(in thousands)
Commercial and industrial	$3,327,629	39.5%	$2,236,740	32.8%
Commercial real estate - non-owner occupied	2,058,620	24.5	1,843,415	27.1
Commercial real estate - owner occupied	1,734,617	20.6	1,561,862	22.9
Construction and land development	754,154	9.0	537,231	7.9
Residential real estate	298,872	3.6	350,312	5.1
Commercial leases	204,270	2.4	235,968	3.5
Consumer	32,633	0.4	45,153	0.7
Total loans	8,410,795	100.0%	6,810,681	100.0%
Net deferred loan fees and costs	(12,530)		(9,266)
Total loans, net of deferred loan fees and costs	$8,398,265		$6,801,415
For additional information concerning loans, see "Note 3. Loans, Leases and Allowance for Credit Losses" of the Consolidated Financial Statements contained herein or "Management Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition – Loans discussions" in Item 7 of this Form 10-K.
General
The Company adheres to a specific set of credit standards within its banking subsidiary that are intended to ensure the proper management of credit risk. Furthermore, the Bank's senior management team plays an active role in monitoring compliance with such standards.
Loan originations are subject to a process that includes the credit evaluation of borrowers, utilizing established lending limits, analysis of collateral, and procedures for continual monitoring and identification of credit deterioration. Loan officers actively monitor their individual credit relationships in order to report suspected risks and potential downgrades as early as possible. The WAB BOD approves all changes to loan policy, as well as lending limit authorities. Our lending policies generally incorporate consistent underwriting standards across all geographic regions that the Bank operates in, customized as necessary to conform to state law and local market conditions. Our credit culture has enabled us to identify troubled credits early, allowing us to take corrective action when necessary.
Loan Approval Procedures and Authority
Our loan approval procedures are executed through a tiered loan limit authorization process, which is structured as follows:

•
Individual Authorities. The CCO of each region sets the authorization levels for individual loan officers on a case-by-case basis. Generally, the more experienced a loan officer, the higher the authorization level. The maximum approval authority for any loan officer is $1.0 million. Certain members of executive management or credit administration may have higher approval authority.

•
Management Loan Committees. Credits in excess of individual loan limits are submitted to the appropriate region’s MLC. The MLCs consist of members of the senior management team of each region and are chaired by each region’s CCO. The MLCs have approval authority up to $7.0 million.

•
Credit Administration. Credits in excess of the MLC authority are submitted to the WAB SLC. The SLC has approval authority up to established house concentration limits, which range from $15.0 million to $50.0 million, depending on risk grade. SLC approval is also required for new relationships of $12.5 million or greater to borrowers within market footprint, and $5.0 million or greater outside market footprint. The SLC reviews all other loan approvals to any one borrower of $5.0 million or greater. The SLC is chaired by the WAB CCO and includes the Company’s CEO. Current policy states that over house limit exceptions require unanimous approval of the SLC.

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
Concentrations of Credit Risk. Our lending policies also establish customer and product concentration limits to control single customer and product exposures. Our lending policies have several different measures to limit concentration exposures. Set forth below are the primary segmentation limits and actual measures as of December 31, 2014:

	Percent of Total Capital
	Policy Limit	Actual
CRE	435%	356%
Commercial and industrial	370	334
Construction and land development	80	69
Residential real estate	55	28
Consumer	10	3
Asset Quality
General
To measure asset quality, the Company has instituted a loan grading system consisting of nine different categories. The first five are considered “satisfactory.” The other four grades range from a “special mention” category to a “loss” category and are consistent with the grading systems used by Federal banking regulators. All loans are assigned a credit risk grade at the time they are made, and each originating loan officer reviews the credit with his or her immediate supervisor on a quarterly basis to determine whether a change in the credit risk grade is warranted. In addition, the grading of our loan portfolio is reviewed on a regular basis by our internal Loan Review Department.
Collection Procedure
If a borrower fails to make a scheduled payment on a loan, Bank personnel attempt to remedy the deficiency by contacting the borrower and seeking payment. Contacts generally are made within 15 business days after the payment becomes past due. The Bank maintains regional Special Assets Departments, which generally services and collects loans rated substandard or worse. Each division's CCO is responsible for monitoring activity that may indicate an increased risk rating, including, but not limited to, past-dues, overdrafts and loan agreement covenant defaults. Loans deemed uncollectible are proposed for charge-off and all charge-offs in excess of $100,000 are reported to the WAB BOD.
Nonperforming Assets
Nonperforming assets include loans past due 90 days or more and still accruing interest, non-accrual loans, TDR loans, and repossessed assets, including OREO. In general, loans are placed on non-accrual status when we determine ultimate collection of principal and interest to be in doubt due to the borrower’s financial condition, collateral value, and collection efforts. A TDR loan is a loan on which the Company, for reasons related to a borrower’s financial difficulties, grants a concession to the borrower that the Company would not otherwise consider. Other repossessed assets resulted from loans where we have received title or physical possession of the borrower’s assets. The Company generally re-appraises OREO and collateral dependent impaired loans every twelve months. The net gain on sales / valuations of repossessed and other assets was $5.4 million and $2.4 million for the years ended December 31, 2014 and 2013, respectively. Losses may be experienced in future periods.
Criticized Assets
Federal bank regulators require banks to classify its assets on a regular basis. In addition, in connection with their examinations of the Bank, examiners have authority to identify problem assets and, if appropriate, re-classify them. Loan grades six through nine of our internal loan grading system are utilized to identify potential problem assets.
The following describes the potential problem assets using our internal loan grading system definitions:

•
"Special Mention:” Generally these are assets that possess weaknesses that deserve management's close attention. These loans may involve borrowers with adverse financial trends, higher debt to equity ratios, or weaker liquidity positions, but not to the degree of being considered a “problem loan” where risk of loss may be apparent. Loans in this category are usually performing as agreed, although there may be non-compliance with financial covenants.

•
“Substandard:” These assets are characterized by well-defined credit weaknesses and carry the distinct possibility that the Company will sustain some loss if such weakness or deficiency is not corrected. We believe that these loans generally are adequately secured and in the event of a foreclosure action or liquidation, the Company should be protected from loss. All loans 90 days or more past due and all loans on non-accrual are considered at least “substandard,” unless extraordinary circumstances would suggest otherwise.

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
Investment Activities
Our banking subsidiary and holding company have an investment policy, which was approved by the Bank's and Company's BOD. This policy dictates that investment decisions be made based on the safety of the investment, liquidity requirements of the bank and holding company, potential returns, cash flow targets, and consistency with our interest rate risk management. The Bank’s ALCO is responsible for making securities portfolio decisions in accordance with established policies. The CFO and Treasurer have the authority to purchase and sell securities within specified guidelines. All transactions for the Bank and for our holding company were reviewed by the ALCO and/or BOD.
Generally, our investment policy limits securities investments to securities backed by the full faith and credit of the U.S. government, including U.S. treasury bills, notes, and bonds, and direct obligations of Ginnie Mae; MBS or CMO issued by a GSE, such as Fannie Mae or Freddie Mac; debt securities issued by a GSE, such as Fannie Mae, Freddie Mac, and the FHLB; municipal securities with a rating of “Single-A” or higher; ARPS where the issuing company is rated “BBB” or higher; corporate debt with a rating of “Single-A” or better; investment grade corporate bond mutual funds; private label collateralized mortgage obligations with a single rating of “AA” or higher; commercial mortgage backed securities with a rating of “AAA”; and mandatory purchases of equity securities of the FRB and FHLB. ARPS holdings are limited to no more than 10% of the Bank’s tier 1 common equity; municipal securities are limited to no more than 5% of the Bank's assets; investment grade corporate bond mutual funds are limited to no more than 5% of the Bank's total capital; corporate debt holdings are limited to no more than 2.5% of the bank’s assets; and commercial mortgage backed securities are limited to an aggregate purchase limit of $50 million.
The Company no longer purchases (although we may continue to hold previously acquired) CDOs. Our policies also govern the use of derivatives, and provide that the Company prudently use derivatives in accordance with applicable regulations as a risk management tool to reduce the overall exposure to interest rate risk, and not for speculative purposes.
As of December 31, 2014, all of our investment securities are classified as AFS or measured at fair value (“trading”) pursuant to ASC Topic 320, Investments and ASC Topic 825, Financial Instruments. AFS securities are reported at fair value in accordance with Topic 820, Fair Value Measurements and Disclosures.

As of December 31, 2014, the Company had an investment securities portfolio of $1.52 billion, representing approximately 14.4% of our total assets, with the majority of the portfolio invested in AAA/AA+-rated securities. The average duration of our investment securities was 3.4 years as of December 31, 2014.
The following table summarizes the investment securities portfolio as of December 31, 2014 and 2013:

	December 31,
	2014		2013
	Amount	Percent	Amount	Percent
	(dollars in millions)
U.S. government sponsored agency securities	$18.4	1.2%	$47.0	2.8%
Municipal obligations	299.0	19.7	299.2	18.1
Preferred stock	82.6	5.4	61.5	3.7
Mutual funds	37.7	2.5	36.5	2.2
Residential MBS issued by GSEs	893.1	58.8	1,024.5	61.9
Commercial MBS issued by GSEs	2.2	0.1	—	—
Private label residential MBS	70.2	4.6	36.1	2.2
Private label commercial MBS	5.2	0.3	5.4	0.3
Trust preferred securities	25.5	1.7	23.8	1.4
CRA investments	24.3	1.6	24.9	1.5
Collateralized debt obligations	11.4	0.7	0.1	—
Corporate debt securities	52.5	3.4	97.8	5.9
Total	$1,522.1	100.0%	$1,656.8	100.0%
As of December 31, 2014 and 2013, the Company had an investment in BOLI of $142.0 million and $140.6 million, respectively. The BOLI was purchased to help offset employee benefit costs. For additional information concerning investments, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition – Investments” in Item 7 of this Form 10-K.
Deposit Products
The Company offers a variety of deposit products, including checking accounts, savings accounts, money market accounts, and other types of deposit accounts, including fixed-rate, fixed maturity retail certificates of deposit. The Company has historically focused on growing its lower cost core customer deposits. As of December 31, 2014, the deposit portfolio was comprised of 26% non-interest bearing deposits and 74% interest-bearing deposits.
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
Deposit balances are generally influenced by national and local economic conditions, changes in prevailing interest rates, internal pricing decisions, perceived stability of financial institutions and competition. The Company’s deposits are primarily obtained from communities surrounding its branch offices. In order to attract and retain quality deposits, we rely on providing quality service and introducing new products and services that meet the needs of our customers.
In 2014, the Bank's deposit rates were determined through an internal oversight process under the direction of its asset and liability committee. The Bank considered a number of factors when determining deposit rates, including:

•	current and projected national and local economic conditions and the outlook for interest rates;

•	local competition;

•	loan and deposit positions and forecasts, including any concentrations in either; and

•	FHLB advance rates and rates charged on other funding sources.

The following table shows our deposit composition:

	December 31,
	2014		2013
	Amount	Percent	Amount	Percent
	(in thousands)
Non-interest-bearing demand	$2,288,048	25.6%	$2,199,983	28.1%
Interest-bearing demand	854,935	9.6	709,841	9.1
Savings and money market	3,869,699	43.3	3,310,369	42.2
Certificate of deposit ($250,000 or more)	1,339,238	15.0	511,430	6.5
Other time deposits	579,123	6.5	1,106,582	14.1
Total deposits	$8,931,043	100.0%	$7,838,205	100.0%
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
Financial Products and Services
In addition to traditional commercial banking activities, the Company offers other financial services to its customers, including: internet banking, wire transfers, electronic bill payment, lock box services, courier, and cash management services.
Customer, Product and Geographic Concentrations
Approximately 54% and 58% of our loan portfolio at December 31, 2014 and 2013, respectively, consisted of CRE-secured loans, including CRE loans, and construction and land development loans. The Company’s business is concentrated in the Las Vegas, Los Angeles, San Francisco, Phoenix, Reno, San Diego and Tucson metropolitan areas. Consequently, the Company is dependent on the trends of these regional economies. The Company is not dependent upon any single or limited number of customers, the loss of which would have a material adverse effect on the Company. No material portion of the Company’s business is seasonal.
Foreign Operations
The Company has no significant foreign operations. We provide loans, letters of credit, and other trade-related services to commercial enterprises that conduct business outside the U.S.
Customer Concentration
Neither the Company nor any of its reportable segments has any customer relationships that individually account for 10% or more of consolidated or segment revenues, respectively.
Competition
The financial services industry is highly competitive. Many of our competitors are much larger in total assets and capitalization, have greater access to capital markets, and offer a broader range of financial services than we can offer, and may have lower cost structures.
This increasingly competitive environment is primarily a result of long-term changes in regulation that made mergers and geographic expansion easier; changes in technology and product delivery systems and web-based tools; the accelerating pace of consolidation among financial services providers; and the flight of deposit customers to greater perceived safety. We compete for loans, deposits, and customers with other banks, credit unions, securities, and brokerage companies, mortgage companies, insurance companies, finance companies, and other non-bank financial services providers. This strong competition for deposit and loan products directly affects the interest rates on those products and the terms on which they are offered to consumers.
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
Employees
As of December 31, 2014, the Company had 1,131 full-time equivalent employees. The Company’s employees are not represented by a union or covered by a collective bargaining agreement. Management believes that its employee relations are good.
Recent Developments and Company Response
The global and U.S. economies, and the economies of the local communities in which we operate, experienced a rapid decline in 2008. The financial markets and the financial services industry in particular suffered unprecedented disruption, causing many major institutions to fail or require government intervention to avoid failure. These conditions were brought about largely by the erosion of U.S. and global credit markets, including a significant and rapid deterioration of the mortgage lending and related real estate markets. While conditions have improved, these markets and economies have not fully recovered to pre-crisis levels. Despite these conditions, in 2014, we continued to grow net interest income to $384.9 million, up 16% from $332.9 million in 2013. As a result of the improved real estate market, we had a net gain on sales / valuations of other repossessed and other assets of $5.4 million, compared to a gain of $2.4 million in 2013. As a result, our net interest income after provision for credit losses in 2014 was $380.2 million, up 19% from $319.7 million in 2013.
The U.S., state and foreign governments took extraordinary actions in an attempt to deal with this worldwide financial crisis and the severe decline in the economy that followed. On July 21, 2010, President Obama signed the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, into law. The Dodd-Frank Act has had, and will continue to have, a broad impact on the financial services industry. The SEC and the Federal banking agencies, including the FRB and FDIC, have issued a number of requests for public comment, proposed rules and final regulations to implement the requirements of the Dodd-Frank Act. The following items provide a brief description of the impact of the Dodd-Frank Act on the operations and activities, both currently and prospectively, of the Company and its subsidiaries:

•
Deposit Insurance. The Dodd-Frank Act and implementing final rules from the FDIC make permanent the $250,000 deposit insurance limit for insured deposits. The assessment base against which an insured depository institution’s deposit insurance premiums paid to the DIF has been revised to use the institution’s average consolidated total assets less its average equity rather than its deposit base. Although we do not expect these provisions to have a material effect on our deposit insurance premium expense, in the future, the FDIC deposit insurance premiums we pay could increase.

•
Increased Capital Standards and Enhanced Supervision. The federal banking agencies are required to establish minimum leverage and risk-based capital requirements for banks and bank holding companies. These new standards will be no lower than existing regulatory capital and leverage standards applicable to insured depository institutions and may, in fact, be higher when established by the agencies. Compliance with heightened capital standards may reduce our ability to generate or originate revenue-producing assets and thereby restrict revenue generation from banking and non-banking operations. The changes to the capital requirements, effective January 1, 2015, are outlined in Capital Standards on page 67 and are expected to reduce our regulatory ratios by 0.20%. The Dodd-Frank Act also increases regulatory oversight, supervision and examination of banks, bank holding companies and their respective subsidiaries by the appropriate regulatory agency. Compliance with new regulatory requirements and expanded examination processes could increase our cost of operations.

•
Trust Preferred Securities. Under the increased capital standards established by the Dodd-Frank Act, bank holding companies are prohibited from including in their regulatory Tier 1 capital hybrid debt and equity securities issued on or after May 19, 2010. Among the hybrid debt and equity securities included in this prohibition are trust preferred securities, which the Company has used in the past as a tool for raising additional Tier 1 capital and otherwise improving its regulatory capital ratios. Based on guidance issued by the FRB on July 8, 2013, there will not be a Tier 1 phase out of grandfathered trust preferred securities for banks with assets of less than $15 billion. As a result, our securities continue to qualify as Tier 1 Capital.

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

•
Corporate Governance. The Dodd-Frank Act addresses many corporate governance and executive compensation matters that have affected or will affect most U.S. publicly traded companies, including us. The Dodd-Frank Act: 1) grants stockholders of U.S. publicly-traded companies an advisory vote on executive compensation; 2) adds disclosure and voting requirements for golden parachute compensation that is payable to named executive officers in connection with sale transactions; 3) enhances independence requirements for compensation committee members; 4) requires compensation committees to select compensation consultants, counsel or other advisers only after considering certain factors that affect their independence; 5) will require companies listed on national securities exchanges to adopt incentive-based compensation claw-back policies for executive officers; 6) will require U.S. publicly-traded companies to disclose information that shows the relationship between executive compensation and financial performance and the ratio of the compensation of the CEO to the median compensation of employees; and 7) provides the SEC with authority to issue rules requiring companies to include stockholder nominees for director in their proxy materials and to adopt procedures for companies to comply with these new rules. The SEC has adopted final implementing rules regarding the stockholder advisory vote on compensation, golden parachute payments, compensation committee independence and advisers, and has proposed rules on CEO-to-median employee pay ratio disclosure. The SEC also promulgated rules, which would have required public companies, under certain circumstances, to include stockholder-nominated candidates for director in their proxy statements. These proxy access rules were subsequently invalidated by a federal appeals court decision, though the SEC could propose new rules in the future. In addition, the SEC amended an existing rule, which is unaffected by the federal appeals court’s decision, that may require companies to include in their proxy materials stockholder proposals that seek to adopt procedures for including stockholder director nominees in future company proxy materials.

•
Debit Interchange Fees and Routing. The so-called Durbin Amendment, and the Federal Reserve’s implementing regulations, require that, unless exempt, bank issuers may only receive an interchange fee from merchants that is reasonable and proportional to the cost of clearing the transaction. This limitation applies to banks with total assets, when aggregated or consolidated with the assets of all their affiliates, of $10 billion or more. In 2014, the Company earned $2.0 million in debit card interchange fees. In addition, other provisions of the Durbin Amendment and the Federal Reserve’s regulations also require that banks enable all debit cards with two or more unaffiliated payment networks. Moreover, banks are prohibited from placing restrictions or limiting a merchant’s ability to route an electronic debit transaction initiated through a debit card through any enabled network. These rules became effective on October 1, 2011. For further discussion on the impact to the Company, see the risk factor discussed on page 23.

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
Enacted into law as part of the Small Business Jobs Act of 2010, the SBLF is a dedicated investment fund that encourages lending to small businesses by providing capital to qualified community banks, with assets of less than $10 billion. Under the SBLF, Treasury makes a capital investment into community banks the dividend payment on which is adjusted depending on the growth in the bank’s qualifying small business lending. On September 27, 2011, as part of the SBLF program, the Company sold $141 million of Non-Cumulative Perpetual Preferred Stock, Series B, to the Secretary of the Treasury, and used approximately $140.8 million of these proceeds to redeem the 140,000 shares of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A, issued in 2008 to the Treasury under the CPP, plus the accrued and unpaid dividends owed. As a result of its redemption of the CPP preferred stock, the Company is no longer subject to the limits on executive compensation and other restrictions stipulated under CPP. The Company will be subject to all terms, conditions and other requirements for participation in SBLF for as long as any SBLF Preferred Stock remains outstanding. Initially established at 5%, the dividend rate can vary from as low as 1% to 9% in part depending upon the Company’s success in qualified small business lending. During the years ended December 31, 2014 and 2013, the Company's dividend rate was locked in at 1% until the first quarter of 2016, at which time, the dividend rate will rise to 9% if not redeemed.
On December 19, 2014, the Company redeemed 70,500 of its 141,000 shares of non-cumulative perpetual preferred stock, Series B. The shares were redeemed at their liquidation value of $1,000 per share plus accrued dividends for a total redemption price of $70.7 million. Following this partial redemption, the Company has 70,500 outstanding shares of its Series B preferred stock as of December 31, 2014.
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
Investing in our common stock involves various risks, many of which are specific to the Company. Several of these risks and uncertainties, are discussed below and elsewhere in this report. This listing should not be considered as all-inclusive. These factors represent risks and uncertainties that could have a material adverse effect on our business, results of operations and financial condition. Other risks that we do not know about now, or that we do not currently believe are significant, could negatively impact our business or the trading price of our securities. In addition to common business risks such as theft, loss of market share and disasters, the Company is subject to special types of risk due to the nature of its business. See additional discussions about credit, interest rate, market and litigation risks in "Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations" and additional information regarding legislative and regulatory risks in the "Supervision and Regulation" section therein.
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
Following the financial crisis in 2008, the financial services industry and the securities markets were materially and adversely affected by significant declines in the values of nearly all asset classes and by a serious lack of liquidity, leading to substantially increased volatility in global markets and an overall loss of investor confidence. These market conditions led to the failure or merger of a number of prominent financial institutions. Financial institution failures or near-failures resulted in further losses as a consequence of defaults on securities issued by them and defaults under contracts entered into with such entities as counterparties. Furthermore, declining asset values, defaults on mortgages and consumer loans, and the lack of market and investor confidence, as well as other factors, combined to increase credit default swap spreads and to cause rating agencies to lower credit ratings in prior years. Despite recent stabilization in asset prices, and economic performance, and historically low Federal Reserve borrowing rates, there remains a risk of continued asset and economic deterioration, which may increase the cost and decrease the availability of liquidity. Additionally, some banks and other lenders suffered significant losses during the financial crisis and are now less willing and/or able to lend, even on a secured basis, because of capital and other regulatory limitations, potentially increased risks of default and the impact of declining asset values on collateral. The foregoing has significantly weakened the strength and liquidity of some financial institutions worldwide.
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
The Company is located in areas in which economic growth is largely dependent on the real estate market, and a substantial majority of our loan portfolio is secured by or otherwise dependent on real estate. A decline in real estate activity, even if less severe than occurred in 2009 and 2008, would likely cause a decline in asset and deposit growth and negatively impact our earnings and financial condition.

The Company’s high concentration of CRE, construction and land development and commercial and industrial loans expose us to increased lending risks.
CRE, construction and land development and commercial and industrial loans (including municipal and non-profit loans), comprised approximately 94% of our total loan portfolio as of December 31, 2014, exposed the Company to a greater risk of loss than residential real estate and consumer loans, which comprised a smaller percentage of the total loan portfolio at December 31, 2014. CRE, land development, and commercial and industrial loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to residential loans. Consequently, an adverse development with respect to one commercial loan or one credit relationship exposes us to a significantly greater risk of loss compared to an adverse development with respect to one residential mortgage loan. In addition, real estate construction, acquisition and development loans have certain risks that are not present in other types of loans. The primary credit risks associated with real estate construction, acquisition and development loans are underwriting, project risks and market risks. Project risks include cost overruns, borrower credit risk, project completion risk, general contractor credit risk and environmental and other hazard risks. Market risks are risks associated with the sale of completed residential and commercial units. Such risks include affordability, which means the risk that borrowers cannot obtain affordable financing, product design risk, and risks posed by competing projects. Real estate construction, acquisition and development loans also involve additional risks because funds are advanced upon the security of the project, which is of uncertain value prior to its completion, and costs may exceed realizable values in declining real estate markets.
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
At December 31, 2014, our allowance for credit losses was $110.2 million. Deterioration in the real estate market and/or general economic conditions could affect the ability of our loan customers to service their debt, which could result in additional loan provisions and increases in our allowance for credit losses. Any increases in the provision or allowance for credit losses will result in a decrease in our net income and, potentially, capital, and may have a material adverse effect on our financial condition and results of operations. Moreover, because future events are uncertain and because we may not successfully identify all deteriorating loans in a timely manner, there may be loans that deteriorate in an accelerated time frame. If actual credit losses materially exceed our allowance for credit losses, we may be required to raise additional capital, which may not be available to us on acceptable terms or at all. Our inability to raise additional capital on acceptable terms when needed could materially and adversely affect our financial condition, results of operations and capital.
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
Our business is primarily concentrated in selected markets in Arizona, California and Nevada. As a result of this geographic concentration, our financial condition and results of operations depend largely upon economic conditions in these market areas. Deterioration in economic conditions in these markets could result in one or more of the following: an increase in loan delinquencies; an increase in problem assets and foreclosures; a decrease in the demand for our products and services; or a decrease in the value of collateral for loans, especially real estate, in turn reducing customers’ borrowing power, the value of assets associated with problem loans and collateral coverage.
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
In addition, while we don’t have direct foreign exposure, certain European nations and other countries continue to experience varying degrees of financial stress. Risks related to European economic conditions have had, and are likely to continue to have, a negative impact on global economic activity and the financial markets. If these conditions persist, our financial condition and results of operations could be materially adversely affected.
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
If the Company lost a significant portion of its core deposits or its cost of funding deposits increased significantly, it could negatively impact our liquidity and/or profitability.
The Company’s profitability depends in part on successfully attracting and retaining a stable base of relatively low-cost deposits. While we generally do not believe these core deposits are sensitive to interest rate fluctuations, the competition for these deposits in our markets is strong and, as economic conditions improve, customers may demand higher interest rates on their deposits or seek other investments offering higher rates of return. A reduction in our deposit balances would require us to borrow from other sources at higher rates, which could adversely impact our liquidity and profitability. The Company is a member of the Promontory Interfinancial Network, and offers its reciprocal deposit products, such as CDARS and ICS, to customers seeking federal insurance for deposit amounts that exceed the applicable deposit insurance limit at a single institution. Any event or circumstance that interferes with or limits our ability to offer these products to customers that require greater security for their deposits, such as a significant regulatory enforcement action or a significant decline in capital levels at our bank subsidiary, could negatively impact our ability to attract and retain deposits. For further discussion of CDARS and ICS, see "Note 7. Deposits" to the Consolidated Financial Statements included in this Form 10-K. If the Company were to lose a significant portion of its low-cost deposits, it would negatively impact its liquidity and profitability.
From time to time, the Company has been dependent on borrowings from the FHLB and the FRB, and there can be no assurance these programs will be available as needed.
As of December 31, 2014, the Company has borrowings from the FHLB of San Francisco of $307.1 million and no borrowings from the FRB. In the past, the Company has been reliant on such borrowings to satisfy its short-term liquidity needs. The Company’s borrowing capacity is generally dependent on the value of the Company’s collateral pledged to these entities. These lenders could reduce the borrowing capacity of the Company or eliminate certain types of collateral and could otherwise modify or even terminate its loan programs. Any change or termination could have an adverse effect on the Company’s liquidity and profitability.

The business may be adversely affected by internet fraud.
The Company is inherently exposed to many types of operational risk, including those caused by the use of computer, internet and telecommunications systems. These risks may manifest themselves in the form of fraud by employees, by customers, other outside entities targeting us and/or our customers that use our internet banking, electronic banking or some other form of our telecommunications systems. Although we devote substantial resources to maintaining secure systems and to preventing such incidents, given the increasing sophistication of possible perpetrators, and the growing use of electronic, internet-based and networked systems to conduct business directly or indirectly with our clients, fraud losses may occur regardless of the preventative and detection systems in place or if those systems fail or prove to be inadequate.
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
As a financial institution, we are susceptible to theft and fraudulent activity that may be committed against us or our clients, which may result in financial losses to us or our clients, privacy breaches against our clients, or damage to our reputation. Such activity may take many forms, including check fraud, electronic fraud, wire fraud, phishing, and other dishonest acts. In recent periods, there has been a rise in electronic theft and fraudulent activity within the financial services industry, especially in the commercial banking sector, due to cyber criminals targeting commercial bank accounts. Consistent with industry trends, we have also experienced an increase in attempted electronic fraudulent activity in recent periods.
In addition, our operations rely on the secure processing, storage and transmission of confidential and other information on our computer systems and networks. Although we take numerous protective measures to maintain the confidentiality, integrity and availability of our and our clients’ information across all geographic and product lines, and endeavor to modify these protective measures as circumstances warrant, the nature of the threats continues to evolve. As a result, our computer systems, software and networks and those of our customers may be vulnerable to unauthorized access, loss or destruction of data (including confidential client information), account takeovers, unavailability of service, computer viruses or other malicious code, cyber attacks and other events that could have an adverse security impact and result in significant losses by us and/or our customers. Despite the defensive measures we take to manage our internal technological and operational infrastructure, these threats may originate externally from third parties, such as foreign governments, organized criminal groups and other hackers, and outsource or infrastructure-support providers and application developers, or the threats may originate from within our organization. Given the increasingly high volume of our transactions, certain errors may be repeated or compounded before they can be discovered and rectified.
We also face the risk of operational disruption, failure, termination or capacity constraints of any of the third parties that facilitate our business activities, including vendors, exchanges, clearing agents, clearing houses or other financial intermediaries. Such parties could also be the source or cause of an attack on, or breach of, our operational systems, data or infrastructure. In addition, we may be at risk of an operational failure with respect to our clients’ systems. Our risk and exposure to these matters remains heightened because of, among other things, the evolving nature of these threats, the outsourcing of some of our business operations, and the continued uncertain global economic environment. As cyber threats continue to evolve, we may be required to expend significant additional resources to continue to modify or enhance our protective measures or to investigate and remediate any information security vulnerabilities.
We maintain insurance policies that we believe provide reasonable coverage at a manageable expense for an institution of our size and scope with similar technological systems. However, we cannot assure that these policies will afford coverage for all possible losses or would be sufficient to cover all financial losses, damages, penalties, including lost revenues, should we experience any one or more of our or a third party’s systems failing or experiencing an attack.

We rely on other companies to provide key components of our business infrastructure.
We have become increasingly dependent on third parties to provide key components for our business operations, such as data processing and storage, recording and monitoring transactions, online banking interfaces and services, Internet connections and network access. While we select these third-party vendors carefully, we do not control their actions. Any problems caused by these third parties, including those resulting from disruptions in communication services provided by a vendor, failure of a vendor to handle current or higher volumes, cyber-attacks and security breaches at a vendor, failure of a vendor to provide services for any reason or poor performance of services, could adversely affect our ability to deliver products and services to our customers and otherwise conduct our business. Financial or operational difficulties of a third-party vendor could also hurt our operations if those difficulties interfere with the vendor's ability to serve us. Furthermore, our vendors could also be sources of operational and information security risk to us, including from breakdowns or failures of their own systems or capacity constraints. Replacing these third party vendors also could create significant delays and expense. Accordingly, use of such third parties creates an unavoidable inherent risk to our business operations.
A change in the Company’s or Bank's credit worthiness could increase our cost of funding or adversely affect our liquidity.
Market participants regularly evaluate the creditworthiness of the Company and its long-term debt based on a number of factors, including our financial strength as well as factors not entirely within our control, including conditions affecting the financial services industry generally. There can be no assurance that we will not be subject to changes in our perceived credit worthiness. Changes could adversely affect the cost and other terms upon which we are able to obtain funding and our access to the capital markets, and could increase our cost of capital. Likewise, any loss of or decline in the credit rating assigned to WAB could impair its ability to attract deposits or to obtain other funding sources, or increase its cost of funding.
The Company’s expansion strategy may not prove to be successful and our market value and profitability may suffer.
The Company continually evaluates expansion through acquisitions of banks and other financial businesses, the organization of new banks and the expansion of our existing banks through establishment of new branches. Any future acquisitions will be accompanied by the risks commonly encountered in acquisitions. These risks include, among other things: 1) difficulty of integrating the operations and personnel; 2) potential disruption of our ongoing business; 3) failure to retain key personnel at the acquired business; and 4) inability of our management to maximize our financial and strategic position by the successful implementation of uniform product offerings and the incorporation of uniform technology into our product offerings and control systems.
The economic crisis in 2008 also highlighted risks that are unique to acquisitions of financial institutions and banks and that are difficult to assess, including the risk that the acquired institution has troubled, illiquid, or bad assets or an unstable base of deposits or assets under management. The Company expects that competition for suitable acquisition candidates may be significant. We may compete with other banks or financial service companies with similar acquisition strategies, many of which are larger and have greater financial and other resources. The Company cannot assure that we will be able to successfully identify and acquire suitable acquisition targets on acceptable terms and conditions.
In addition to the acquisition of existing financial institutions, the Company may consider the organization of new banks in new market areas, although we do not have any current plans to organize a new bank. Any acquisition of an existing business or the organization of a new bank carries with it numerous risks, including the following:

•	the inability to obtain any required regulatory approvals;

•	significant costs and anticipated operating losses during the application and organizational phases, and the first years of operation of the new bank;

•	the inability to secure or retain the services of qualified senior management;

•	the local market may not accept the services of a bank owned and managed by a bank holding company headquartered outside of the market area of the bank;

•	the inability to obtain attractive locations within a new market at a reasonable cost; and

•	the additional strain on management resources and internal systems and controls.
The Company cannot provide any assurance that it will be successful in overcoming these risks or any other problems encountered in connection with acquisitions or the organization of new banks. Potential regulatory enforcement actions, like a MOU, also may adversely affect our ability to engage in certain expansionary activities. The Company’s inability to provide resources necessary for its subsidiary banks to meet the requirements of any regulatory action or otherwise to overcome these risks could have an adverse effect on the achievement of our business strategy and maintenance of our market value.
The Company’s future success will depend on our ability to compete effectively in a highly competitive market.
The Company faces substantial competition in all phases of our operations from a variety of different competitors. Our competitors, including large commercial banks, community banks, thrift institutions, mutual savings banks, credit unions, finance companies, insurance companies, securities dealers, brokers, mortgage bankers, investment advisors, money market mutual funds and other financial institutions, compete with lending and deposit-gathering services offered by us. Increased competition in our markets may result in reduced loans and deposits or less favorable pricing.
There is competition for financial services in the markets in which we conduct our businesses, including from many local commercial banks as well as numerous national and regionally based commercial banks. In particular, we have experienced intense price and terms competition in some of the lending lines of business in recent years. Many of these competing institutions have much greater financial and marketing resources than we have. Due to their size, larger competitors can achieve economies of scale and may offer a broader range of products and services or more attractive pricing than us. If we are unable to offer competitive products and services, our business may be negatively affected.
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
The success of the Company is dependent upon its ability to recruit and retain qualified employees, especially seasoned relationship bankers.
The Company’s business plan includes and is dependent upon hiring and retaining highly qualified and motivated executives and employees at every level. In particular, our relative success to date has been partly the result of our management’s ability to identify and retain highly qualified employees with expertise in certain specialty areas or that have long-standing relationships in their communities. These professionals bring with them valuable customer relationships and have been an integral part of our ability to attract deposits and to expand our market share. From time to time, the Company recruits or utilizes the services of employees who are subject to restrictions on their ability to use confidential information of a prior employer, to freely compete with that employer, or to solicit customers of that employer. If the Company is unable to hire or retain qualified employees, or if new employees are subject to these types of restrictions, it may not be able to successfully execute its business strategy. If the Company or its employee is found to have violated any non-solicitation or other restrictions applicable to it or its employee, the Company or its employee could become subject to litigation or other proceedings.
The Company could be harmed if it lost the services of key members of its senior management team or senior relationship bankers.
We believe that our success to date has been substantially dependent on our senior management team, including, but not limited to, Robert Sarver, Chairman and CEO; Dale Gibbons, CFO; Robert R. McAuslan, CCO; John Guedry, Executive Vice President-Southern Nevada Administration; James Lundy, Executive Vice President-Arizona Administration; and Gerald Cady, Executive Vice President-California Administration. We also believe that our prospects for success in the future are dependent on retaining our senior management team and senior relationship bankers. In addition to their skills and experience as bankers, these persons provide us with extensive community ties upon which our competitive strategy is based. Our ability to retain these persons may be hindered by the fact that we have not entered into employment agreements with any of them. The loss of the services of any of these persons, particularly Mr. Sarver, could have an adverse effect on our business if we cannot replace them with equally qualified persons who are also familiar with our market areas.
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
Our risk management framework seeks to mitigate risk and appropriately balance risk and return. We have established policies and procedures intended to identify, monitor and manage the types of risk to which we are subject, including credit risk, market risk, liquidity risk, operational risk and reputational risk. In addition, as required by the Dodd-Frank Act, we created a new BOD-level risk committee in April of 2014, which approves and reviews the Company's risk management policies and oversees operation of our risk management framework. Although we have devoted significant resources to developing our risk management policies and procedures and expect to continue to do so in the future, these policies and procedures, as well as our risk management techniques, may not be fully effective. In addition, as regulations and markets in which we operate continue to evolve, our risk management framework may not always keep sufficient pace with those changes. If our risk management framework does not effectively identify or mitigate our risks, we could suffer unexpected losses and could be materially adversely affected. Management of our risks in some cases depends upon the use of analytical and/or forecasting models. If the models we use to mitigate these risks are inadequate, we may incur increased losses. In addition, there may be risks that exist, or that develop in the future, that we have not appropriately anticipated, identified or mitigated.
There are substantial risks and uncertainties associated with the introduction or expansion of lines of business or new products and services within existing lines of business.
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
The Company is subject to extensive regulation, supervision, and legislation that govern almost all aspects of our operations. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Supervision and Regulation” included in this Form 10-K. Intended to protect customers, depositors and the DIF, these laws and regulations, among other matters, prescribe minimum capital requirements, impose limitations on the business activities in which we can engage, limit the dividends or distributions that our banking subsidiary can pay to the Company or the Company can pay to its stockholders, restrict the ability of affiliates to guarantee the Company’s debt, impose certain specific accounting requirements on us that may be more restrictive and may result in greater or earlier charges to earnings or reductions in our capital than GAAP, among other things. Compliance with laws and regulations can be difficult and costly, and changes to laws and regulations often impose significant additional compliance costs. Further, an alleged failure by us to comply with these laws and regulations, even if we acted in good faith or the alleged failure reflects a difference in interpretation, could subject the Company to additional restrictions on its business activities (including mergers, acquisitions and new branches), fines and other penalties, any of which could adversely affect our results of operations, capital base and the price of our securities.
On July 21, 2010, President Obama signed the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, into law. The Dodd-Frank Act has had, and will continue to have, a broad impact on the financial services industry, including significant regulatory and compliance changes. Many of the requirements called for in the Dodd-Frank Act have been implemented through regulations issued by the SEC and Federal banking agencies, such as the FDIC and Federal Reserve, and the Company has had to take, and will need to continue to take, various actions, including the creation and implementation of compliance policies and procedures and other internal controls, by these rules' various compliance deadlines. Given the relatively recent vintage of our design and implementation of the compliance systems required to meet the requirements of the Dodd-Frank Act and its implementing regulations, the full extent of the impact of conducting business under this new compliance regime on our operations is unclear. The changes resulting from the Dodd-Frank Act may impact the profitability of our business activities, require changes to certain of our business practices, impose upon us more stringent capital, liquidity and leverage requirements or otherwise adversely affect our business. In particular, the potential impact of the Dodd-Frank Act on our operations and activities, both currently and prospectively, may include, among others:

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

•
establishment of the CFPB with broad authority to implement new consumer protection regulations and, for banks and bank holding companies with $10 billion or more in assets, to examine and enforce compliance with federal consumer financial protection laws;

•	implementation of risk retention rules for loans (excluding qualified residential mortgages) that are sold by a bank; and

•	amendment of the Electronic Fund Transfer Act to, among other things, give the Federal Reserve the authority to issue rules that limit debit-card interchange fees.
While we cannot predict what effect any presently contemplated or future changes in the laws or regulations or their interpretations would have on us, these changes could be materially adverse to our investors.
During 2014, WAB and the Company each increased their respective total consolidated assets above $10 billion, and both will be subject to new regulations and oversight not applicable in the past.
During the second quarter of 2014, WAB and the Company increased total consolidated assets to over $10 billion. The CFPB is tasked with establishing and implementing rules and regulations under certain federal consumer protection laws with respect to the conduct of providers of certain consumer financial products and services. The CFPB has rulemaking authority over many of the statutes governing products and services offered to bank consumers. Importantly, for banking organizations with assets of $10 billion or more like WAB and the Company, the CFPB has exclusive rulemaking and examination authority, and primary enforcement authority for most federal consumer financial services laws. In addition, the Dodd-Frank Act permits states to adopt consumer protection laws and regulations that are stricter than those regulations promulgated by the CFPB. Compliance with any such new regulations would increase our cost of operations, and the Company will be subject to new examinations conducted by the CFPB. Failure to comply with these new requirements or receiving adverse examination findings from the CFPB, among other things, may negatively impact our results of operations and financial condition.
Other Dodd-Frank Act requirements will also be applicable to WAB and the Company. For example, the Company must conduct annual stress tests using various scenarios established by the Federal Reserve, including a baseline, adverse and severely adverse economic conditions. The stress test is designed to determine whether our capital planning, assessment of capital adequacy and risk management practices adequately protect the Company and its affiliates in the event of an economic downturn. The Company must establish adequate internal controls, documentation, policies and procedures to ensure the annual stress adequately meets these objectives. The BOD must review our policies and procedures at least annually. We will be required to report the results of our annual stress to the Federal Reserve and we must consider the results of our stress test as part of our capital planning and risk management practices.
With respect to deposit-taking activities, banks with assets in excess of $10 billion are subject to two changes. First, these institutions are subject to a deposit assessment based on a new scorecard issued by the FDIC. This scorecard considers, among other things, the Bank’s CAMELS rating, results of asset-related stress testing and funding-related stress, as well our use of core deposits, among other things. Depending on the results of the bank’s performance under that scorecard, the total base assessment rate is between 2.5 to 45 basis points. Additionally, banks with over $10 billion in total assets are no longer exempt from the requirements of the Federal Reserve’s rules on interchange transaction fees for debit cards. This means that, beginning on July 1, 2015, WAB will be limited to receiving only a "reasonable" interchange transaction fee for any debit card transactions processed using debit cards issued by the bank to its customers. The Federal Reserve has determined that it is unreasonable for a bank with more than $10 billion in total assets to receive more than $0.21 plus 5 basis points of the transaction plus a $0.01 fraud adjustment for an interchange transaction fee for debit card transactions.
The Company may expend additional resources necessary to comply with these new regulatory requirements. Increased deposit insurance assessments may result in an increased expense related to our use of deposits as a funding source. Likewise, a reduction in the amount of interchange fees we receive for electronic debit interchange will reduce our revenues. In 2014, the Company earned $2.0 million in debit card interchange fees. Finally, failure to meet the enhanced prudential standards and stress testing requirements could limit, among other things, our ability to engage in expansionary activities or make dividend payments to our shareholders.
State and federal banking agencies periodically conduct examinations of our business, including for compliance with laws and regulations, and our failure to comply with any supervisory actions to which we are or become subject as a result of such examinations may adversely affect us.
State and federal banking agencies periodically conduct examinations of our business, including for compliance with laws and regulations. If, as a result of an examination, an agency were to determine that the financial condition, capital resources, asset quality, earnings prospects, management, liquidity or other aspects of any of our operations had become unsatisfactory, or that any of our banks or their management was in violation of any law or regulation, federal banking agencies may take a number of different remedial or enforcement actions it deems appropriate to remedy such a deficiency. These actions include the power to enjoin “unsafe or unsound” practices, to require affirmative actions to correct any conditions resulting from any violation or practice, to issue an administrative order that can be judicially enforced, to direct an increase in the bank’s capital, to restrict the bank’s growth, to assess civil monetary penalties against the bank’s officers or directors, to remove officers and directors and, if the FDIC concludes that such conditions cannot be corrected or there is an imminent risk of loss to depositors, to terminate the bank’s deposit insurance. Under Arizona law, the state banking supervisory authority has many of the same enforcement powers with respect to its state-chartered banks. Finally, the CFPB has the authority to examine and supervise us and has authority to take enforcement actions, including the issuance of cease-and-desist orders or civil monetary penalties against us if it finds that we offer consumer financial products and services in violation of federal consumer financial protection laws or in an unfair, deceptive or abusive manner.
If we were unable to comply with regulatory directives in the future, or if we were unable to comply with the terms of any future supervisory requirements to which we may become subject, then we could become subject to a variety of supervisory actions and orders, including cease and desist orders, prompt corrective actions, MOUs, and/or other regulatory enforcement actions. If our regulators were to take such supervisory actions, then we could, among other things, become subject to greater restrictions on our ability to develop any new business, as well as restrictions on our existing business, and we could be required to raise additional capital, dispose of certain assets and liabilities within a prescribed period of time, or both. Failure to implement the measures in the time frames provided, or at all, could result in additional orders or penalties from federal and state regulators, which could result in one or more of the remedial actions described above. In the event WAB was ultimately unable to comply with the terms of a regulatory enforcement action, it could ultimately fail and be placed into receivership by the chartering agency. The terms of any such supervisory action and the consequences associated with any failure to comply therewith could have a material negative effect on our business, operating flexibility and financial condition.

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
Approximately 63% of the Company’s loan portfolio at December 31, 2014 was secured by real estate. In the course of our business, the Company may foreclose and take title to real estate, and could be subject to environmental liabilities with respect to these properties. We may be held liable to a governmental entity or to third parties for property damage, personal injury, investigation and clean-up costs incurred by these parties in connection with environmental contamination, or may be required to investigate or clean up hazardous or toxic substances, or chemical releases at a property. The costs associated with investigation or remediation activities could be substantial. In addition, if we are the owner or former owner of a contaminated site, we may be subject to common law claims by third parties based on damages and costs resulting from environmental contamination emanating from the property. These costs and claims could be substantial and adversely affect our business and prospects.
Risks Related to our Common Stock
The price of our common stock has increased substantially in the past several years and may fluctuate significantly in the future, which may make it difficult for you to resell shares of common stock owned by you at times or at prices you find attractive.
The price of our common stock on New York Stock Exchange constantly changes, and has increased substantially the past three years. We expect that the market price of our common stock will continue to fluctuate and there can be no assurances about the market prices for our common stock.
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

•	our past and future dividend practices.
There may be future sales or other dilution of our equity, which may adversely affect the market price of our common stock.
We are not restricted from issuing additional common stock, including any securities that are convertible into or exchangeable for, or that represent the right to receive, common stock. We also grant a significant number of shares of common stock to employees and directors under our Incentive Plan each year. The issuance of any additional shares of our common stock or preferred stock or securities convertible into, exchangeable for or that represent the right to receive common stock or the exercise of such securities could be substantially dilutive to stockholders of our common stock. Holders of our common stock have no preemptive rights that entitle such holders to purchase their pro rata share of any offering of shares of any class or series. Because our decision to issue securities in any future offering will depend on market conditions and other factors, we cannot predict or estimate the amount, timing or nature of our future offerings. Thus, our stockholders bear the risk of our future offerings reducing the market price of our common stock and diluting their stock holdings in us.
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
Our BOD is authorized to issue one or more classes or series of preferred stock from time to time without any action on the part of the stockholders. Our BOD also has the power, without stockholder approval, to set the terms of any such classes or series of preferred stock that may be issued, including voting rights, dividend rights, and preferences over our common stock with respect to dividends or upon our dissolution, winding-up and liquidation and other terms. If we issue preferred stock in the future that has a preference over our common stock with respect to the payment of dividends or upon our liquidation, dissolution, or winding up, or if we issue preferred stock with voting rights that dilute the voting power of our common stock, the rights of holders of our common stock or the market price of our common stock could be adversely affected.
Anti-takeover provisions could negatively impact our stockholders.
Provisions of Delaware law and provisions of our Certificate of Incorporation and our Bylaws, as amended, could make it more difficult for a third party to acquire control of us or have the effect of discouraging a third party from attempting to acquire control of us. Additionally, our Certificate of Incorporation, as amended, authorizes our BOD to issue additional series of preferred stock and such preferred stock could be issued as a defensive measure in response to a takeover proposal. These provisions could make it more difficult for a third party to acquire us even if an acquisition might be in the best interest of our stockholders.

Item 1B.	Unresolved Staff Comments
None.

Item 2.	Properties
At December 31, 2014, the Company and WAB are headquartered at One E. Washington Street in Phoenix, Arizona. In addition, the Company owns and occupies a 36,000 square foot operations facility in Las Vegas, Nevada, has 5 executive and administrative facilities, three of which are owned and are located in Las Vegas, Nevada; San Diego, California; Oakland, California; Phoenix, Arizona and Reno, Nevada.
At December 31, 2014, the Company operated 40 domestic branch locations, of which 19 are owned and 21 are leased. See "Item 1. Business” for location cities. For information regarding rental payments, see "Note 4. Premises and Equipment" of the Consolidated Financial Statements included in this Form 10-K.
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
Market Information
The Company’s common stock began trading on the New York Stock Exchange under the symbol “WAL” on June 30, 2005. The Company has filed, without qualifications, its 2014 Domestic Company Section 303A CEO Certification regarding its compliance with the NYSE’s corporate governance listing standards. The following table presents the high and low sales prices of the Company’s common stock for each quarterly period for the last two years as reported by The NASDAQ Global Select Market:

	2014 Quarters				2013 Quarters
	Fourth	Third	Second	First	Fourth	Third	Second	First
Range of stock prices:
High	$28.31	$25.21	$25.75	$25.72	$24.74	$19.01	$16.26	$14.51
Low	21.43	22.01	20.76	20.56	18.64	15.95	13.32	10.77
Holders
At December 31, 2014, there were approximately 1,298 stockholders of record. This number does not include stockholders who hold shares in the name of brokerage firms or other financial institutions. The Company is not provided the exact number of or identities of these stockholders. There are no other classes of common equity outstanding.
Dividends
WAL is a legal entity separate and distinct from WAB and the non-bank subsidiary. As a holding company with limited significant assets other than the capital stock of our subsidiaries, WAL's ability to pay dividends depends primarily upon the receipt of dividends or other capital distributions from our subsidiaries. Our subsidiaries’ ability to pay dividends to WAL is subject to, among other things, their individual earnings, financial condition and need for funds, as well as federal and state governmental policies and regulations applicable to WAL and each of those subsidiaries, which limit the amount that may be paid as dividends without prior approval. See the additional discussion in the “Supervision and Regulation” section of this report for information regarding restrictions on the ability to pay cash dividends. In addition, the terms and conditions of other securities we issue may restrict our ability to pay dividends to holders of our common stock. For example, if any required payments on outstanding trust preferred securities or our SBLF preferred stock are not made, WAL would be prohibited from paying cash dividends on our common stock. WAL has never paid a cash dividend on its common stock and does not anticipate paying any cash dividends in the foreseeable future.
Sale of Unregistered Securities
None.
Share Repurchases
There were no shares repurchased during 2014 or 2013.

Performance Graph
The following graph summarizes a five year comparison of the cumulative total returns for the Company’s common stock, the Standard & Poor’s 500 stock index and the KBW Regional Banking Total Return Index, each of which assumes an initial value of $100.00 on December 31, 2009 and reinvestment of dividends.

Item 6.	Selected Financial Data
The following selected financial data have been derived from the Company’s consolidated financial condition and results of operations, as of and for the years ended December 31, 2014, 2013, 2012, 2011, and 2010, and should be read in conjunction with the Consolidated Financial Statements and the related notes included elsewhere in this report:

	Year Ended December 31,
	2014	2013	2012	2011	2010
	(in thousands, except per share data)
Results of Operations:
Interest income	$416,379	$362,655	$318,295	$296,591	$281,813
Interest expense	31,486	29,760	28,032	38,923	49,260
Net interest income	384,893	332,895	290,263	257,668	232,553
Provision for credit losses	4,726	13,220	46,844	46,188	93,211
Net interest income after provision for credit losses	380,167	319,675	243,419	211,480	139,342
Non-interest income	25,441	22,247	46,505	34,457	46,836
Non-interest expense	208,109	196,266	188,860	195,598	196,758
Income (loss) from continuing operations before provision for income taxes	197,499	145,656	101,064	50,339	(10,580)
Income tax expense (benefit)	48,390	29,830	25,935	16,849	(6,410)
Income (loss) from continuing operations	149,109	115,826	75,129	33,490	(4,170)
Loss from discontinued operations, net of tax	(1,158)	(861)	(2,490)	(1,996)	(3,025)
Net income (loss)	$147,951	$114,965	$72,639	$31,494	$(7,195)
The Company adopted the amended guidance in ASU 2014-01, Accounting for Investments in Qualified Affordable Housing Projects, beginning on January 1, 2014. As a result, prior period financial information has been adjusted to conform to the amended guidance. See "Note 14. Income Taxes," for further discussion of the impact of these changes on the prior period Consolidated Financial Statements.

	Year Ended December 31,
	2014	2013	2012	2011	2010
	(in thousands, except per share data)
Per Share Data:
Earnings (loss) per share applicable to common stockholders--basic	$1.69	$1.33	$0.84	$0.19	$(0.23)
Earnings (loss) per share applicable to common stockholders--diluted	1.67	1.31	0.83	0.19	(0.23)
Earnings (loss) per share from continuing operations--basic	1.70	1.34	0.87	0.21	(0.19)
Earnings (loss) per share from continuing operations--diluted	1.69	1.32	0.86	0.21	(0.19)
Book value per common share	10.49	8.20	7.15	6.02	5.77
Shares outstanding at period end	88,691	87,186	86,465	82,362	81,669
Weighted average shares outstanding--basic	86,693	85,682	82,285	80,909	75,083
Weighted average shares outstanding--diluted	87,506	86,541	82,912	81,183	75,083
Selected Balance Sheet Data:
Cash and cash equivalents	$164,396	$305,514	$204,625	$154,995	$216,746
Investment securities and other	1,522,546	1,659,370	1,236,648	1,490,501	1,273,098
Loans, net of deferred loan fees and costs	8,398,265	6,801,415	5,709,318	4,780,069	4,240,542
Allowance for credit losses	110,216	100,050	95,427	99,170	110,699
Total assets	10,600,498	9,307,342	7,622,442	6,844,541	6,193,883
Total deposits	8,931,043	7,838,205	6,455,177	5,658,512	5,338,441
Other borrowings	390,263	341,096	193,717	353,321	72,964
Junior subordinated debt, at fair value	40,437	41,858	36,218	36,985	43,034
Total stockholders' equity	1,000,928	855,498	759,421	636,683	602,174
Selected Other Balance Sheet Data:
Average assets	$9,891,109	$8,500,324	$7,193,425	$6,486,396	$6,030,609
Average earning assets	9,270,465	7,887,584	6,685,107	5,964,056	5,526,521
Average stockholders' equity	964,131	798,497	691,004	631,361	601,412
Selected Financial and Liquidity Ratios:
Return on average assets	1.50%	1.35%	1.01%	0.49%	(0.12)%
Return on average tangible common equity	18.52	18.28	13.97	6.89	(1.67)
Net interest margin	4.42	4.39	4.49	4.37	4.23
Loan to deposit ratio	94.04	86.77	88.45	84.48	79.43
Capital Ratios:
Leverage ratio	9.7%	9.8%	10.1%	9.8%	9.5%
Tier 1 risk-based capital ratio	10.5	11.1	11.3	11.3	12.0
Total risk-based capital ratio	11.7	12.4	12.6	12.6	13.2
Average equity to average assets	9.7	9.4	9.6	9.7	10.0
Selected Asset Quality Ratios:
Non-accrual loans to gross loans	0.81%	1.11%	1.83%	1.89%	2.76%
Non-accrual loans and repossessed assets to total assets	1.18	1.53	2.39	2.62	3.63
Loans past due 90 days or more and still accruing to total loans	0.06	0.02	0.02	0.05	0.03
Allowance for credit losses to total loans	1.31	1.47	1.67	2.07	2.61
Allowance for credit losses to non-accrual loans	162.90	132.20	91.13	109.71	94.62
Net (recoveries) charge-offs to average loans	(0.07)	0.14	0.99	1.32	2.22

Item 7.	Management's Discussions and Analysis of Financial Condition and Results of Operations
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
Financial Overview and Highlights
WAL is a bank holding company headquartered in Phoenix, Arizona, incorporated under the laws of the state of Delaware. WAL provides a full spectrum of deposit, lending, treasury management, and online banking products and services through its wholly-owned banking subsidiary, WAB. The Bank operates the following full-service banking divisions: ABA in Arizona, FIB in Northern Nevada, BON in Southern Nevada, and TPB in California. The Company also serves business customers through a robust national platform of specialized financial services including AAB, WACF, WAEF, WAPF, WARF, and WAWL. On July 1, 2014, all of the outstanding shares of common stock of WAEF, which was previously a subsidiary of WAL, were contributed to WAB by WAL and it is now a subsidiary of the Bank. In addition, the Company has one non-bank subsidiary, LVSP, which holds and manages certain non-performing loans and OREO.
Financial Result Highlights of 2014
Net income available to common stockholders for the Company was $146.6 million, or $1.67 per diluted share for 2014, compared to $113.6 million, or $1.31 per diluted share for 2013.
The significant factors impacting earnings of the Company during 2014 were:

•	Pre-tax, pre-provision operating earnings (see Non-GAAP Financial Measures beginning on page 32) increased $34.3 million to $195.5 million, compared to $161.2 million for 2013.

•	The Company experienced loan growth of $1.60 billion to $8.40 billion at December 31, 2014 from $6.80 billion at December 31, 2013.

•	During 2014, the Company increased deposits by $1.09 billion to $8.93 billion at December 31, 2014 from $7.84 billion at December 31, 2013.

•	Other assets acquired through foreclosure declined by $9.5 million to $57.2 million at December 31, 2014 from $66.7 million at December 31, 2013.

•
Provision for credit losses for 2014 decreased by $8.5 million to $4.7 million compared to $13.2 million for 2013 as net charge-offs also declined by $14.0 million to net recoveries of $5.4 million in 2014 compared to net charge-offs of$8.6 million in 2013.

•
Key asset quality ratios improved for 2014 compared to 2013. Non-accrual loans and repossessed assets to total assets improved to 1.18% from 1.53% in 2013 and non-accrual loans to gross loans improved to 0.81% at the end of 2014 compared to 1.11% at the end of 2013.

The impact to the Company from these items, and others of both a positive and negative nature, are discussed in more detail below as they pertain to the Company’s overall comparative performance for the year ended December 31, 2014. As a bank holding company, management focuses on key ratios in evaluating the Company's financial condition and results of operations.

Results of Operations and Financial Conditions
A summary of our results of operations, financial condition, and select metrics are included in the following tables:

	Year Ended December 31,
	2014	2013	2012
	(in thousands, except per share amounts)
Net income available to common stockholders	$146,564	$113,555	$68,846
Earnings per share applicable to common stockholders - basic	1.69	1.33	0.84
Earnings per share applicable to common stockholders - diluted	1.67	1.31	0.83
Net interest margin	4.42%	4.39%	4.49%
Return on average assets	1.50	1.35	1.01
Return on average tangible common equity	18.52	18.28	13.97

	December 31,
	2014	2013
	(in thousands)
Total assets	$10,600,498	$9,307,342
Loans, net of deferred loan fees and costs	8,398,265	6,801,415
Total deposits	8,931,043	7,838,205
Asset Quality
For all banks and bank holding companies, asset quality plays a significant role in the overall financial condition of the institution and results of operations. The Company measures asset quality in terms of non-accrual loans as a percentage of gross loans and net charge-offs as a percentage of average loans. Net charge-offs are calculated as the difference between charged-off loans and recovery payments received on previously charged-off loans. The following table summarizes asset quality metrics:

	Year Ended December 31,
	2014	2013	2012
	(in thousands)
Non-accrual loans	$67,659	$75,680	$104,716
Non-performing assets	214,661	233,509	267,960
Non-accrual loans to gross loans	0.81%	1.11%	1.83%
Net (recoveries) charge-offs to average loans	(0.07)	0.14	0.99
Asset and Deposit Growth
The Company’s assets and liabilities are comprised primarily of loans and deposits; therefore, the ability to originate new loans and attract new deposits is fundamental to the Company’s growth. Total assets increased to $10.60 billion at December 31, 2014 from $9.31 billion at December 31, 2013. Total loans, net of deferred loan fees and costs, increased by $1.60 billion, or 23.5%, to $8.40 billion as of December 31, 2014, compared to $6.80 billion as of December 31, 2013. Total deposits increased $1.09 billion, or 13.9%, to $8.93 billion as of December 31, 2014 from $7.84 billion as of December 31, 2013.

RESULTS OF OPERATIONS
The following table sets forth a summary financial overview for the comparable periods:

	Year Ended December 31,		Increase	Year Ended December 31,		Increase
	2014	2013	(Decrease)	2013	2012	(Decrease)
	(in thousands, except per share amounts)
Consolidated Statement of Operations Data:
Interest income	$416,379	$362,655	$53,724	$362,655	$318,295	$44,360
Interest expense	31,486	29,760	1,726	29,760	28,032	1,728
Net interest income	384,893	332,895	51,998	332,895	290,263	42,632
Provision for credit losses	4,726	13,220	(8,494)	13,220	46,844	(33,624)
Net interest income after provision for credit losses	380,167	319,675	60,492	319,675	243,419	76,256
Non-interest income	25,441	22,247	3,194	22,247	46,505	(24,258)
Non-interest expense	208,109	196,266	11,843	196,266	188,860	7,406
Income from continuing operations before income taxes	197,499	145,656	51,843	145,656	101,064	44,592
Income tax expense	48,390	29,830	18,560	29,830	25,935	3,895
Income from continuing operations	149,109	115,826	33,283	115,826	75,129	40,697
Loss from discontinued operations, net of tax	(1,158)	(861)	297	(861)	(2,490)	(1,629)
Net income	$147,951	$114,965	$32,986	$114,965	$72,639	$42,326
Net income available to common stockholders	$146,564	$113,555	$33,009	$113,555	$68,846	$44,709
Earnings per share applicable to common stockholders - basic	$1.69	$1.33	$0.36	$1.33	$0.84	$0.49
Earnings per share applicable to common stockholders - diluted	$1.67	$1.31	$0.36	$1.31	$0.83	$0.48
Non-GAAP Financial Measures
The following discussion and analysis contains financial information determined by methods other than those prescribed by GAAP. The Company's management uses these non-GAAP financial measures in their analysis of the Company's performance. These measurements typically adjust GAAP performance measures to exclude the effects of unrealized gains (losses) on assets and liabilities measured at fair value as well as other items to adjust income available to common stockholders for certain significant activities or transactions that, in management's opinion, do not reflect recurring period-to-period comparisons of the Company's performance. Management believes presentation of these non-GAAP financial measures provides useful supplemental information that is essential to a complete understanding of the operating results of the Company's core businesses. Since the presentation of these non-GAAP performance measures and their impact differ between companies, these non-GAAP disclosures should not be viewed as a substitute for operating results determined in accordance with GAAP, nor are they necessarily comparable to non-GAAP performance measures that may be presented by other companies.
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

The following table shows the components of pre-tax, pre-provision operating earnings for the years ended December 31, 2014 and 2013:

	Year Ended December 31,
	2014	2013	2012
	(in thousands)
Total non-interest income	$25,441	$22,247	$46,505
Less:
Gain (loss) on sales of investment securities, net	757	(1,195)	3,949
Unrealized gains (losses) on assets and liabilities measured at fair value, net	1,212	(6,483)	653
Bargain purchase gain from acquisition	—	10,044	17,562
Loss on extinguishment of debt	(502)	(1,387)	—
Gain on sale of subsidiary/non-controlling interest	—	—	892
Mutual fund gains	—	—	483
Legal settlements	—	38	879
Total operating non-interest income	23,974	21,230	22,087
Add: net interest income	384,893	332,895	290,263
Net operating revenue	$408,867	$354,125	$312,350
Total non-interest expense	$208,109	$196,266	$188,860
Less:
Net (gain) loss on sales / valuations of repossessed and other assets	(5,421)	(2,387)	4,207
Goodwill and intangible impairment	—	—	3,435
Merger / restructure expenses	198	5,752	2,819
Total operating non-interest expense	$213,332	$192,901	$178,399
Pre-tax, pre-provision operating earnings	$195,535	$161,224	$133,951

Tangible Common Equity
The following table presents financial measures related to tangible common equity. Tangible common equity represents total stockholders' equity less identifiable intangible assets, goodwill, and preferred stock. Management believes that tangible common equity financial measures are useful in evaluating the Company's capital strength, financial condition, and ability to manage potential losses. In addition, management believes that these measures improve comparability to other institutions that have not engaged in acquisitions that resulted in recorded goodwill and other intangibles.

	December 31,
	2014	2013
	(dollars and shares in thousands)
Total stockholders' equity	$1,000,928	$855,498
Less: goodwill and intangible assets	25,913	27,374
Total tangible stockholders' equity	975,015	828,124
Less: preferred stock	70,500	141,000
Total tangible common equity	904,515	687,124
Add: deferred tax - attributed to intangible assets	1,006	1,452
Total tangible common equity, net of tax	$905,521	$688,576

Total assets	$10,600,498	$9,307,342
Less: goodwill and intangible assets, net	25,913	27,374
Tangible assets	10,574,585	9,279,968
Add: deferred tax - attributed to intangible assets	1,006	1,452
Total tangible assets, net of tax	$10,575,591	$9,281,420

Tangible equity ratio	9.2%	8.9%
Tangible common equity ratio	8.6	7.4
Common shares outstanding	88,691	87,186
Tangible book value per share, net of tax	$10.21	$7.90
Efficiency Ratio
The following table shows the components used in the calculation of the efficiency ratio, which management uses as a metric for assessing cost efficiency:

	Year Ended December 31,
	2014	2013	2012
	(dollars in thousands)
Total operating non-interest expense	$213,332	$192,901	$178,399

Divided by: total net interest income	$384,893	$332,895	$290,263
Add:
Tax equivalent interest adjustment	24,571	13,312	9,738
Operating non-interest income	23,974	21,230	22,087
Net operating revenue - TEB	433,438	367,437	322,088

Efficiency ratio - TEB	49.2%	52.5%	55.4%

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

	December 31,
	2014	2013
	(dollars in thousands)
Stockholders' equity	$1,000,928	$855,498
Less:
Accumulated other comprehensive income (loss)	16,639	(21,546)
Non-qualifying goodwill and intangibles	24,907	25,991
Disallowed unrealized losses on equity securities	296	8,059
Add: qualifying trust preferred securities	48,192	48,485
Tier 1 capital (regulatory)	1,007,278	891,479
Less:
Qualifying trust preferred securities	48,192	48,485
Preferred stock	70,500	141,000
Tier 1 common equity	$888,586	$701,994
Divided by:
Risk-weighted assets (regulatory)	$9,555,390	$8,016,500
Tier 1 common equity ratio	9.3%	8.8%

	December 31,
	2014	2013
	(dollars in thousands)
Classified assets	$225,739	$270,375
Divide:
Tier 1 capital (regulatory)	1,007,278	891,479
Plus: Allowance for credit losses	110,216	100,050
Total Tier 1 capital plus allowance for credit losses	$1,117,494	$991,529
Classified assets to Tier 1 capital plus allowance	20%	27%

Net Interest Margin
The net interest margin is reported on a TEB. A tax equivalent adjustment is added to reflect interest earned on certain municipal securities and loans that are exempt from Federal income tax. The following tables set forth the average balances and interest income on a fully TEB and interest expense for the periods indicated:

	Twelve Months Ended December 31,
	2014			2013
	Average Balance	Interest	Average Yield / Cost	Average Balance	Interest	Average Yield / Cost
	(dollars in thousands)
Interest earning assets
Loans (1), (2), (3)	$7,432,087	$370,922	5.23%	$6,136,217	$326,714	5.43%
Securities (1)	1,607,709	43,209	3.10	1,341,959	34,403	3.07
Federal funds sold and other	230,669	2,248	0.97	409,408	1,538	0.38
Total interest earnings assets	9,270,465	416,379	4.76	7,887,584	362,655	4.77
Non-interest earning assets
Cash and due from banks	133,739			128,481
Allowance for credit losses	(106,100)			(97,537)
Bank owned life insurance	141,885			139,754
Other assets	451,120			442,042
Total assets	$9,891,109			$8,500,324
Interest-bearing liabilities
Interest-bearing deposits:
Interest bearing transaction accounts	$793,118	$1,522	0.19%	$640,062	$1,334	0.21%
Savings and money market	3,616,829	10,852	0.30	2,936,122	8,553	0.29
Time certificates of deposits	1,758,342	7,638	0.43	1,488,017	6,448	0.43
Total interest-bearing deposits	6,168,289	20,012	0.32	5,064,201	16,335	0.32
Short-term borrowings	173,228	2,336	1.35	202,755	1,279	0.63
Long-term debt	265,828	7,384	2.78	323,119	10,323	3.19
Junior subordinated debt	42,297	1,754	4.15	38,099	1,823	4.78
Total interest-bearing liabilities	6,649,642	31,486	0.47	5,628,174	29,760	0.53
Non-interest-bearing liabilities
Non-interest-bearing demand deposits	2,153,686			1,954,248
Other liabilities	123,650			119,405
Stockholders’ equity	964,131			798,497
Total liabilities and stockholders' equity	$9,891,109			$8,500,324
Net interest income and margin (4)		$384,893	4.42%		$332,895	4.39%
Net interest spread (5)			4.29%			4.24%

(1)	Yields on loans and securities have been adjusted to a TEB. The taxable-equivalent adjustment was $24.6 million and $13.3 million for 2014 and 2013, respectively.

(2)	Net loan fees of $18.7 million and $15.9 million are included in the yield computation for 2014 and 2013, respectively.

(3)	Includes non-accrual loans.

(4)	Net interest margin is computed by dividing net interest income by total average earning assets.

(5)	Net interest spread represents average yield earned on interest-earning assets less the average rate paid on interest bearing liabilities.

	Twelve Months Ended December 31,
	2013			2012
	Average Balance	Interest	Average Yield / Cost	Average Balance	Interest	Average Yield / Cost
	(dollars in thousands)
Interest earning assets
Loans (1), (2), (3)	$6,136,217	$326,714	5.43%	$5,110,247	$280,985	5.55%
Securities (1)	1,341,959	34,403	3.07	1,385,346	36,802	3.17
Federal funds sold and other	409,408	1,538	0.38	189,514	508	0.27
Total interest earnings assets	7,887,584	362,655	4.77	6,685,107	318,295	4.91
Non-interest earning assets
Cash and due from banks	128,481			116,948
Allowance for credit losses	(97,537)			(98,878)
Bank owned life insurance	139,754			135,969
Other assets	442,042			354,279
Total assets	$8,500,324			$7,193,425
Interest-bearing liabilities
Interest-bearing deposits:
Interest bearing transaction accounts	$640,062	$1,334	0.21%	$515,322	$1,220	0.24%
Savings and money market	2,936,122	8,553	0.29	2,371,473	8,088	0.34
Time certificates of deposits	1,488,017	6,448	0.43	1,359,538	7,486	0.55
Total interest-bearing deposits	5,064,201	16,335	0.32	4,246,333	16,794	0.40
Short-term borrowings	202,755	1,279	0.63	295,273	1,365	0.46
Long-term debt	323,119	10,323	3.19	73,738	7,945	10.77
Junior subordinated debt	38,099	1,823	4.78	36,784	1,928	5.24
Total interest-bearing liabilities	5,628,174	29,760	0.53	4,652,128	28,032	0.60
Non-interest-bearing liabilities
Non-interest-bearing demand deposits	1,954,248			1,788,267
Other liabilities	119,405			62,026
Stockholders’ equity	798,497			691,004
Total liabilities and stockholders' equity	$8,500,324			$7,193,425
Net interest income and margin (4)		$332,895	4.39%		$290,263	4.49%
Net interest spread (5)			4.24%			4.31%

(1)
Yields on loans and securities have been adjusted to a TEB. Interest income has not been adjusted to a tax equivalent basis. The tax-equivalent adjustments for 2013 and 2012 were $13.3 million and $9.7 million, respectively.

(2)	Net loan fees of $15.9 million and $10.4 million are included in the yield computation for 2013 and 2012, respectively.

(3)	Includes non-accrual loans.

(4)	Net interest margin is computed by dividing net interest income by total average earning assets.

(5)	Net interest spread represents average yield earned on interest-earning assets less the average rate paid on interest bearing liabilities.

	Year Ended December 31,			Year Ended December 31,
	2014 versus 2013			2013 versus 2012
	Increase (Decrease) Due to Changes in (1)			Increase (Decrease) Due to Changes in (1)
	Volume	Rate	Total	Volume	Rate	Total
	(in thousands)
Interest income:
Loans	$64,675	$(20,467)	$44,208	$54,626	$(8,897)	$45,729
Interest on investment securities	7,142	1,664	8,806	(1,112)	(1,287)	(2,399)
Federal funds sold and other	(1,742)	2,452	710	826	204	1,030
Total interest income	70,075	(16,351)	53,724	54,340	(9,980)	44,360

Interest expense:
Interest bearing transaction accounts	294	(106)	188	260	(146)	114
Savings and money market	2,042	257	2,299	1,645	(1,180)	465
Time deposits	1,174	16	1,190	557	(1,595)	(1,038)
Short-term borrowings	(398)	1,455	1,057	(584)	498	(86)
Long-term debt	(1,591)	(1,348)	(2,939)	7,967	(5,589)	2,378
Junior subordinated debt	174	(243)	(69)	63	(168)	(105)
Total interest expense	1,695	31	1,726	9,908	(8,180)	1,728

Net increase (decrease)	$68,380	$(16,382)	$51,998	$44,432	$(1,800)	$42,632

(1)	Changes due to both volume and rate have been allocated to volume changes.
Comparison of interest income, interest expense and net interest margin
The Company’s primary source of revenue is interest income. Interest income for the year ended December 31, 2014 was $416.4 million, an increase of 14.8%, compared to $362.7 million for the year ended December 31, 2013. This increase was primarily the result of the $1.30 billion increase in the average loan balance from the prior year, which drove the $44.2 million increase in loan interest income for the year ended December 31, 2014 compared to 2013. Additionally, interest income for the year ended December 31, 2014 includes $15.0 million of accretion income from PCI loans, compared to $12.1 million for 2013. Interest income on investment securities increased $8.8 million and other interest income increased by $0.7 million for the comparable period. Despite the increase in interest income, average yield on interest earning assets dropped 1 basis point for the year ended December 31, 2014 compared to 2013, which was primarily the result of decreased yields on loans of 20 basis points.
Interest expense for the year ended December 31, 2014 was $31.5 million compared to $29.8 million in 2013, an increase of $1.7 million, or 5.8%. This increase was driven by the increase in average interest bearing deposits of $1.10 billion for the year ended December 31, 2014 compared to 2013.
Net interest income was $384.9 million for the year ended December 31, 2014, compared to $332.9 million in 2013, an increase of $52.0 million, or 15.6%. The increase in net interest income reflects a $1.38 billion increase in average interest earning assets, offset by a $1.02 billion increase in average interest-bearing liabilities. The increase in net interest margin of 3 basis points was mostly due to a decrease in our average cost of funds of 6 basis points for the year ended December 31, 2014 compared to 2013.
Interest income for the year ended December 31, 2013 was $362.7 million, an increase of 13.9%, when comparing to interest income for the year ended December 31, 2012. This increase was primarily the result of interest income from loans, which increased by $45.7 million for the year ended December 31, 2013 compared to the year ended December 31, 2012. Interest income on investment securities decreased $2.4 million and other interest income increased by $1.0 million for the comparable period. Despite the increase in interest income, average yield on interest earning assets dropped 14 basis points for the year ended December 31, 2013 compared to 2012, which was primarily the result of decreased yields on loans of 12 basis points and securities of 10 basis points.
Interest expense for the year ended December 31, 2013 compared to 2012 increased by 6.2% to $29.8 million from $28.0 million. This increase was primarily due to the $156.9 million increase in total average borrowings for the year ended December 31, 2013, compared to the same period in 2012. Interest paid on deposits and junior subordinated debt decreased by 8 and 46 basis points, respectively, for the year ended December 31, 2013 compared to 2012.

Net interest income was $332.9 million for the year ended December 31, 2013 compared to $290.3 million in 2012, an increase of $42.6 million, or 14.7%. The increase in net interest income reflects a $1.20 billion increase in average earning assets, offset by a $976.0 million increase in average interest-bearing liabilities. The decrease in net interest margin of 10 basis points was mostly due to a decrease in our average yield on loans and an increase in the average cost of funds of 7 basis points related to long-term borrowings.
Provision for Credit Losses
The provision for credit losses in each period is reflected as a reduction in earnings in that period. The provision is equal to the amount required to maintain the allowance for credit losses at a level that is adequate to absorb probable credit losses inherent in the loan portfolio. The provision for credit losses decreased by $8.5 million, to $4.7 million for the year ended December 31, 2014, compared with $13.2 million for the year ended December 31, 2013. The provision decrease for the year ended December 31, 2014 compared to 2013, was primarily due to an improvement in credit quality and the Company achieving net recoveries in every quarter of 2014. The Company may establish an additional allowance for credit losses for the PCI loans through provision for credit losses when impairment is determined as a result of lower than expected cash flows. As of December 31, 2014 and 2013, the allowance for credit losses on PCI loans was $0.3 million.
The provision for credit losses was $13.2 million for the year ended December 31, 2013, a decrease of $33.6 million, compared with $46.8 million for the year ended December 31, 2012. The provision decrease for the year ended December 31, 2013 compared to 2012 was primarily due to improved asset quality.
Non-interest Income
The following table presents a summary of non-interest income for the periods presented:

	Year Ended December 31,
	2014	2013	Increase (Decrease)	2013	2012	Increase (Decrease)
	(in thousands)
Service charges and fees	$10,451	$9,920	$531	$9,920	$9,452	$468
Income from bank owned life insurance	4,508	4,809	(301)	4,809	4,439	370
Gain (loss) on sales of investment securities, net	757	(1,195)	1,952	(1,195)	3,949	(5,144)
Unrealized gains (losses) on assets and liabilities measured at fair value, net	1,212	(6,483)	7,695	(6,483)	653	(7,136)
Loss on extinguishment of debt	(502)	(1,387)	885	(1,387)	—	(1,387)
Bargain purchase gain from acquisition	—	10,044	(10,044)	10,044	17,562	(7,518)
Other fee revenue	3,763	3,963	(200)	3,963	3,564	399
Other income	5,252	2,576	2,676	2,576	6,886	(4,310)
Total non-interest income	$25,441	$22,247	$3,194	$22,247	$46,505	$(24,258)
Total non-interest income for the year ended December 31, 2014 compared to 2013 increased by $3.2 million, or 14.4%. This increase is primarily due to net unrealized gains on assets and liabilities measured at fair value, other income, and a net gain on sales of investment securities, which were offset by a non-recurring bargain purchase gain from the acquisition of Centennial Bank during 2013. The $7.7 million increase in net unrealized gains (losses) on assets and liabilities measured at fair value primarily relates to the fair value adjustment of junior subordinated debt, which was a gain of $1.4 million for 2014, compared to a loss of $5.6 million for 2013. Other income also increased largely as a result of a $2.1 million increase in operating lease income and a $0.4 million customer referral bonus payment which was earned in 2014. The increase in net gain (loss) on sales of investment securities is the result of a net gain recognized during 2014, compared to a net loss for 2013 due to improved market conditions. These increases were offset by the non-recurring bargain purchase gain of $10.0 million from the acquisition of Centennial Bank during 2013.
Total non-interest income for the year ended December 31, 2013 compared to 2012 decreased by $24.3 million, or 52.2%. This decrease is primarily the result of the decline in the bargain purchase gain from acquisition, unrealized losses on assets and liabilities measured at fair value, a net loss on sales of investment securities, a decrease in other income, and a loss on extinguishment of debt. There was a $7.5 million differential in the bargain purchase gain from the acquisition of Centennial Bank in 2013 compared to the gain from the acquisition of Western Liberty in 2012, resulting in a decrease to non-interest income in 2013. The $7.1 million decrease in the net unrealized gain (losses) on assets and liabilities measured at fair value primarily relates to the fair value adjustment of junior subordinated debt, which was a loss of $5.6 million for 2013, compared to a gain of $0.8 million for 2012. The decrease in net gain (loss) on sales of investment securities is the result of a net loss during 2013 from sales of lower yield investments, compared to a net gain for 2012. Other income decreased $4.3 million from 2013 to 2012. The Company recognized a $1.4 million loss on extinguishment of debt from the purchase of $10.1 million in principal of its Senior Notes during 2013.
Non-interest Expense
The following table presents a summary of non-interest expense for the periods presented:

	Year Ended December 31,
	2014	2013	Increase (Decrease)	2013	2012	Increase (Decrease)
	(in thousands)
Salaries and employee benefits	$126,630	$113,434	$13,196	$113,434	$105,044	$8,390
Occupancy	18,192	19,126	(934)	19,126	18,815	311
Legal, professional, and directors' fees	14,278	13,633	645	13,633	10,237	3,396
Data processing	10,232	8,744	1,488	8,744	6,134	2,610
Insurance	8,862	8,094	768	8,094	8,511	(417)
Loan and repossessed asset expenses	4,721	4,246	475	4,246	6,675	(2,429)
Marketing	2,300	2,581	(281)	2,581	2,306	275
Customer service	2,031	2,105	(74)	2,105	2,219	(114)
Intangible amortization	1,461	2,388	(927)	2,388	3,256	(868)
Goodwill and intangible impairment	—	—	—	—	3,435	(3,435)
Net (gain) loss on sales / valuations of repossessed and other assets	(5,421)	(2,387)	(3,034)	(2,387)	4,207	(6,594)
Merger / restructure expenses	198	5,752	(5,554)	5,752	2,819	2,933
Other expense	24,625	18,550	6,075	18,550	15,202	3,348
Total non-interest expense	$208,109	$196,266	$11,843	$196,266	$188,860	$7,406
Total non-interest expense for the year ended December 31, 2014 compared to 2013 increased $11.8 million, or 6.0%. This increase is primarily caused by increases in salaries and employee benefits, data processing, and other expense. This increase was offset by the decrease in merger / restructure expenses and the increase in net gain on sales / valuations of repossessed and other assets. The increase in salaries and employee benefits is due to employment growth to support continued asset growth, and the increase in data processing relates to information technology initiatives as well as overall growth in business activities. The increase in other expense primarily relates to a $1.5 million increase in operating lease depreciation, a $1.0 million funding of a charitable foundation, a $0.8 million increase related to the write-off of an internal software development project that the Company is no longer pursuing, and an overall increase in general operational expenses. Merger / restructure expenses decreased by $5.6 million as these expenses relate to the acquisition of Centennial Bank and IT restructuring costs incurred during 2013. Further offsetting the increase in total non-interest expense is the $3.0 million increase in the net gain on sales / valuations of repossessed and other assets due to an increase in other real estate owned property sales with increase gains compared to the year ended December 31, 2013.
Total non-interest expense for the year ended December 31, 2013 compared to 2012 increased $7.4 million, or 3.9%. This increase is primarily caused by increases in salaries and employee benefits, legal, professional, and directors' fees, data processing, merger / restructure expenses, and other expense. This increase was offset by the net gain on sales / valuations of repossessed and other assets during 2013 and decreases in goodwill and intangible impairment and loan and repossessed asset expenses. The increases in salaries and employee benefits is due to employment growth to support continued asset growth and related increased variable performance-based compensation. The legal, professional, and directors' fees and data processing increase relates primarily to information technology initiatives. The increase in other expense primarily relates to higher travel and general expenses. The increase in non-interest expense was offset by the $6.6 million change in net gain (loss) on sales / valuations of repossessed and other assets due to recoveries in the real estate market and net gains on sales of OREO in 2013, compared to net losses in 2012. Also offsetting the increase in total non-interest expense are the decreases to goodwill and intangible impairment and loan and repossessed assets expense due to improved market conditions compared to the year ended December 31, 2012.

Income Taxes
The effective tax rate for the year ended December 31, 2014 was 24.50%, compared to 20.48% for the year ended December 31, 2013, and 25.66% for the year ended December 31, 2012. The increase in the effective tax rate from 2013 compared to 2014 is primarily due to the increase in pre-tax book income and the absence of acquisition related benefits for the year ended December 31, 2014 compared to 2013. The reduction in the effective tax rate from 2012 compared to 2013 is primarily due to LIHTC, an increase in tax-exempt income from municipal obligations, the one-time benefit from the lapsing of the IRC Section 382 limitation relating to Western Liberty due to better than anticipated credit loss experience, and the release of certain valuation allowances relating to capital loss carryovers.
Business Segment Results
On December 31, 2013, the Company consolidated its three bank subsidiaries under one charter, WAB. As a result, the Company has redefined its operating segments to reflect the new organizational and internal reporting structure. The realignment of the Company's segments resulted in significant differences from the old segmentation methodology. Consequently, the Company determined that recasting prior year segment information to conform to the new segmentation methodology would be impracticable due to the substantial time and cost that would be involved in recasting this information. Also, given the incomparability of the reporting segments between periods, the Company determined that disclosure of the reportable segment information for the year ended December 31, 2014, as previously reported under the old basis, would not be beneficial to the reader as it does not assist the reader in better understanding the Company’s performance, assessing its prospects for future net cash flows or making more informed judgments about the Company as a whole, which are the primary objectives of ASC 280-10.

The new operating segments are as follows: Arizona, Nevada, California, CBL and Corporate & Other.
Arizona reported a gross loan balance of $2.34 billion at December 31, 2014, compared to $2.02 billion at December 31, 2013, an increase of $317.2 million. In addition, total deposits at December 31, 2014 were $2.18 billion, compared to $2.00 billion at December 31, 2013, an increase of $177.7 million. Pre-tax income was $58.8 million for the year ended December 31, 2014.
Nevada reported a gross loan balance of $1.67 billion at December 31, 2014, compared to $1.75 billion at December 31, 2013, a decrease of $85.7 million. In addition, total deposits at December 31, 2014 were $3.23 billion, compared to $2.92 billion at December 31, 2013, an increase of $308.0 million. Pre-tax income was $74.3 million for the year ended December 31, 2014.
California reported a gross loan balance of $1.75 billion at December 31, 2014, compared to $1.62 billion at December 31, 2013, an increase of $136.5 million. In addition, total deposits at December 31, 2014 were $2.33 billion, compared to $1.94 billion at December 31, 2013, an increase of $383.6 million. Pre-tax income was $52.3 million for the year ended December 31, 2014.
CBL reported a gross loan balance of $2.59 billion at December 31, 2014, compared to $1.35 billion at December 31, 2013, an increase of $1.24 billion. In addition, total deposits at December 31, 2014 were $946.6 million, compared to $768.0 million at December 31, 2013, an increase of $178.6 million. Pre-tax income was $33.6 million for the year ended December 31, 2014.
BALANCE SHEET ANALYSIS
Total assets increased $1.29 billion, or 13.9%, to $10.60 billion at December 31, 2014, compared to $9.31 billion at December 31, 2013. The increase in assets primarily relates to the increase in loans of $1.60 billion, or 23.5%, to $8.40 billion at December 31, 2014.
Total liabilities increased $1.15 billion, or 13.6%, to $9.60 billion at December 31, 2014, compared to $8.45 billion at December 31, 2013. The increase in liabilities is due to the increase in total deposits of $1.09 billion, or 13.9%, to $8.93 billion.
Total stockholders’ equity increased by $145.4 million, or 17.0%, to $1.00 billion at December 31, 2014, compared to $855.5 million at December 31, 2013. There were several significant items that had offsetting effects on stockholders' equity during 2014, which include increases related to net income, ATM issuances, and unrealized gains on investment securities, offset by a reduction for the redemption of SBLF preferred stock. In the second quarter 2014, the Company began issuing common stock under a $100 million ATM public offering. In total for 2014, the Company raised $13.7 million in net proceeds from the issuance of 548,122 shares of common stock. Also in 2014, accumulated other comprehensive income increased $38.2 million as a result of unrealized gains on investment securities. In December 2014, the Company redeemed 70,500 of its 141,000 shares of Non-Cumulative Perpetual Preferred Stock, Series B. The shares were redeemed at their liquidation value of $1,000 per share plus accrued dividends for a total redemption price of $70.7 million.

Investment securities
Investment securities are classified at the time of acquisition as either HTM, AFS, or trading based upon various factors, including asset/liability management strategies, liquidity and profitability objectives, and regulatory requirements. HTM securities are carried at amortized cost, adjusted for amortization of premiums or accretion of discounts. AFS securities are securities that may be sold prior to maturity based upon asset/liability management decisions. Investment securities classified as AFS are carried at fair value. Unrealized gains or losses on AFS securities are recorded as AOCI in stockholders’ equity. Amortization of premiums or accretion of discounts on MBS is periodically adjusted for estimated prepayments. Investment securities measured at fair value are reported at fair value, with unrealized gains and losses included in current period earnings.
The investment securities portfolio of the Company is utilized as collateral for borrowings, required collateral for public deposits, and customer repurchase agreements, and to manage liquidity, capital, and interest rate risk. The following table summarizes the carrying value of the investment securities portfolio for each of the periods below:

	At December 31,
	2014	2013	2012
	(in thousands)
U.S. government sponsored agency securities	$18,346	$46,975	$—
Municipal obligations	299,037	299,244	265,073
Preferred stock	82,612	61,484	75,555
Mutual funds	37,702	36,532	37,961
Residential MBS issued by GSEs	893,047	1,024,457	668,265
Commercial MBS issued by GSEs	2,147	—	—
Private label residential MBS	70,243	36,099	35,607
Private label commercial MBS	5,149	5,433	5,741
Trust preferred securities	25,546	23,805	24,135
CRA investments	24,332	24,882	25,816
Collateralized debt obligations	11,445	50	50
Corporate debt securities	52,489	97,777	97,781
Total investment securities	$1,522,095	$1,656,738	$1,235,984

In May 2014, the Company's Finance and Investment Committee reassessed the Company's holdings in CDOs, and gave management the discretion to sell CDOs to reinvest in higher grade investment securities. This change in intent, prior to maturity or recovery, necessitated a reclassification of all HTM securities to AFS. At the date of transfer, the securities had a total amortized cost of $275.3 million and fair value of $289.6 million. The Company recognized an unrealized gain of $9.0 million, net of tax, in AOCI at the date of the transfer.

Weighted average yield is calculated by dividing income within each maturity range by the outstanding amount of the related investment and has not been tax affected on tax-exempt obligations. For purposes of calculating the weighted average yield, AFS and trading securities are carried at amortized cost in the table below. The maturity distribution and weighted average yield of our investment security portfolios at December 31, 2014 are summarized in the table below:

	December 31, 2014
	Due Under 1 Year		Due 1-5 Years		Due 5-10 Years		Due Over 10 Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(dollars in thousands)
Available-for-sale
U.S. government sponsored agency securities	$—	—%	$—	—%	$18,701	1.52%	$—	—%	$18,701	1.52%
Corporate debt securities	—	—	7,686	3.46	45,087	1.82	—	—	52,773	2.06
Municipal obligations	6,736	2.98	12,711	2.89	86,292	3.41	179,659	3.33	285,398	3.33
Preferred stock	2,358	12.16	28,798	8.13	—	—	52,036	6.50	83,192	7.23
Mutual funds	37,449	3.61	—	—	—	—	—	—	37,449	3.61
Residential MBS issued by GSEs	—	—	369	2.92	10,311	2.55	871,054	2.36	881,734	2.36
Commercial MBS issued by GSEs	—	—	—	—	—	—	2,047	4.21	2,047	4.21
Private label residential MBS	—	—	1,801	3.68	2,235	4.17	66,949	2.50	70,985	2.58
Private label commercial MBS	—	—	5,017	3.25	—	—	—	—	5,017	3.25
Trust preferred securities	—	—	—	—	—	—	32,000	1.23	32,000	1.23
CRA investments	24,302	2.16	—	—	—	—	—	—	24,302	2.16
Collateralized debt obligations	—	—	—	—	—	—	50	8.75	50	8.75
Total AFS securities	$70,845	3.34%	$56,382	5.70%	$162,626	2.71%	$1,203,795	2.66%	$1,493,648	2.82%
Measured at fair value
Residential MBS issued by GSEs	$—	—%	$—	—%	$—	—%	$1,734	3.42%	$1,734	3.42%
The Company does not own any subprime MBS in its investment portfolio. The majority of its MBS are GSE issued. The remaining MBS not GSE issued consist of $59.9 million rated AAA, $0.1 million rated AA, $3.4 million rated A, and $3.6 million rated BBB, and $3.2 million are non-investment grade.
Gross unrealized losses at December 31, 2014 are primarily caused by interest rate fluctuations, credit spread widening and reduced liquidity in applicable markets. The Company has reviewed securities on which there is an unrealized loss in accordance with its accounting policy for OTTI securities described in "Note 2. Investment Securities" to the Consolidated Financial Statements contained herein. There were no impairment charges recorded during the years ended December 31, 2014, 2013, and 2012.
The Company does not consider any securities to be other-than-temporarily impaired as of December 31, 2014 and 2013. However, the Company cannot guarantee that additional OTTI will not occur in future periods. At December 31, 2014, the Company had the intent and ability to retain its investments for a period of time sufficient to allow for any anticipated recovery in fair value.

Loans
The table below summarizes the distribution of the Company’s loans at the end of each of the periods indicated:

	December 31,
	2014	2013	2012	2011	2010
	(in thousands)
Commercial and industrial	$3,327,629	$2,236,740	$1,659,003	$1,120,107	$744,659
Commercial real estate - non-owner occupied	2,058,620	1,843,415	1,505,600	1,301,172	1,038,488
Commercial real estate - owner occupied	1,734,617	1,561,862	1,396,797	1,252,182	1,223,150
Construction and land development	754,154	537,231	394,319	381,676	451,470
Residential real estate	298,872	350,312	407,937	443,020	527,302
Commercial leases	204,270	235,968	288,747	216,475	189,968
Consumer	32,633	45,153	31,836	72,504	71,545
Net deferred loan fees and costs	(12,530)	(9,266)	(6,045)	(7,067)	(6,040)
Loans, net of deferred loan fees and costs	8,398,265	6,801,415	5,678,194	4,780,069	4,240,542
Allowance for credit losses	(110,216)	(100,050)	(95,427)	(99,170)	(110,699)
Total	$8,288,049	$6,701,365	$5,582,767	$4,680,899	$4,129,843
The following table sets forth the amount of loans outstanding by type of loan as of December 31, 2014 that were contractually due in one year or less, more than one year and less than five years, and more than five years based on remaining scheduled repayments of principal. Lines of credit or other loans having no stated final maturity and no stated schedule of repayments are reported as due in one year or less. The table also presents an analysis of the rate structure for loans within the same maturity time periods. Actual cash flows from these loans may differ materially from contractual maturities due to prepayment, refinancing or other factors.

	Due in one year or less	Due after one year to five years	Due after five years	Total
	(in thousands)
Commercial and industrial
Floating rate	$669,208	$663,879	$655,783	$1,988,870
Fixed rate	53,227	250,392	1,034,219	1,337,838
Commercial real estate — non-owner occupied
Floating rate	107,087	557,250	592,299	1,256,636
Fixed rate	100,895	609,645	85,390	795,930
Commercial real estate — owner occupied
Floating rate	36,206	205,298	734,678	976,182
Fixed rate	49,812	307,993	398,901	756,706
Construction and land development
Floating rate	190,956	296,632	56,253	543,841
Fixed rate	123,773	71,835	8,605	204,213
Residential real estate
Floating rate	22,340	25,933	181,981	230,254
Fixed rate	9,224	25,435	34,489	69,148
Leases
Floating rate	—	5,202	—	5,202
Fixed rate	9,359	130,930	60,147	200,436
Consumer
Floating rate	18,786	3,902	5,120	27,808
Fixed rate	1,635	2,587	979	5,201
Total	$1,392,508	$3,156,913	$3,848,844	$8,398,265

As of December 31, 2014, approximately $3.72 billion, or 74.1%, of total variable rate loans were subject to rate floors with a weighted average interest rate of 4.9%. At December 31, 2014, total loans consisted of 59.9% with floating rates and 40.1% with fixed rates.
Concentrations of Lending Activities
The Company’s lending activities, including those within its CBL, are driven in large part by the customers served in the market areas where the Company has branch offices in the states of Arizona, Nevada and California. The following table presents a breakout of the in-footprint and out of footprint distribution of loans:

	December 31, 2014			December 31, 2013
	In-Footprint	Out-of-Footprint	Total	In-Footprint	Out-of-Footprint	Total
Arizona	25.8%	2.2%	28.0%	25.5%	1.1%	26.6%
California	19.1%	1.8%	20.9%	19.9%	2.0%	21.9%
Nevada	19.7%	0.3%	20.0%	30.2%	1.4%	31.6%
Public Finance	8.6%	0.9%	9.5%	6.0%	0.4%	6.4%
Corporate Finance	1.0%	4.4%	5.4%	0.8%	3.1%	3.9%
Mortgage Warehouse Lending	3.1%	1.2%	4.3%	1.5%	0.4%	1.9%
Non-Profit	3.2%	1.1%	4.3%	0.6%	1.7%	2.3%
Resort Finance	1.4%	2.1%	3.5%	0.1%	0.4%	0.5%
Equipment Finance	2.3%	1.0%	3.3%	2.9%	1.3%	4.2%
Community Association Lending	0.1%	0.7%	0.8%	0.1%	0.6%	0.7%
Total	84.3%	15.7%	100.0%	87.6%	12.4%	100.0%
The Company monitors concentrations within five broad categories: geography, industry, product, call report classifications, and collateral. The Company’s loan portfolio includes significant credit exposure to the CRE market. As of December 31, 2014 and 2013, CRE related loans accounted for approximately 54% and 58% of total loans, respectively. Substantially all of these loans are secured by first liens with an initial loan to value ratio of generally not more than 75%. Approximately 46% of these CRE loans, excluding construction and land loans, were owner occupied at December 31, 2014 and 2013. The Company is a participant in certain Shared National Credit loans, which make up approximately 6% and 5% of total loans as of December 31, 2014 and 2013, respectively.
Interest Reserves
Interest reserves are generally established at the time of the loan origination for construction and land development loans. The Company’s practice is to monitor the construction, sales and/or leasing progress to determine the feasibility of ongoing construction and development projects. The Company discontinues the use of the interest reserve when a project is determined not to be viable and may take appropriate action to protect its collateral position via renegotiation and/or legal action as deemed appropriate. At December 31, 2014, the Company had 33 loans with an outstanding balance of $218.4 million with available interest reserves of $8.0 million. This is an increase from 7 loans at December 31, 2013 with an outstanding principal balance of $23.1 million and available interest reserve amounts of $1.9 million.
Impaired loans
A loan is identified as impaired when it is no longer probable that interest and principal will be collected according to the contractual terms of the original loan agreement. Generally, impaired loans are classified as non-accrual. However, in certain instances, impaired loans may continue on an accrual basis if full repayment of all principal and interest is expected and the loan is both well-secured and in the process of collection. Impaired loans are measured for reserve requirements in accordance with ASC 310 based on the present value of expected future cash flows discounted at the loan's effective interest rate or, as a practical expedient, at the loan's observable market price or the fair value of the collateral less applicable disposition costs if the loan is collateral dependent. The amount of an impairment reserve, if any, and any subsequent changes are charged against the allowance for credit losses.
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
Total non-performing loans decreased by $9.3 million, or 5.6%, at December 31, 2014 to $157.5 million from $166.8 million at December 31, 2013.

	December 31,
	2014	2013	2012	2011	2010
	(dollars in thousands)
Total non-accrual loans	$67,659	$75,680	$104,716	$90,392	$116,999
Loans past due 90 days or more on accrual status	5,132	1,534	1,388	2,589	1,458
Troubled debt restructured loans (1)	84,720	89,576	84,609	112,483	116,696
Total nonperforming loans	157,511	166,790	190,713	205,464	235,153
Other impaired loans	9,239	11,587	7,442	4,027	3,182
Total impaired loans	$166,750	$178,377	$198,155	$209,491	$238,335
Other assets acquired through foreclosure, net	$57,150	$66,719	$77,247	$89,104	$107,655
Non-accrual loans to gross loans	0.81%	1.11%	1.83%	1.89%	2.76%
Loans past due 90 days or more on accrual status to total loans	0.06	0.02	0.02	0.05	0.03
Interest income received on non-accrual loans	$2,536	$1,916	$191	$444	$2,501
Interest income that would have been recorded under the original terms of non-accrual loans	3,758	5,405	5,469	6,331	6,016

(1)	Includes accruing TDR loans only.
The composition of non-accrual loans was as follows:

	At December 31, 2014			At December 31, 2013
	Non-accrual Balance	Percent	Percent of Total Loans	Non-accrual Balance	Percent	Percent of Total Loans
	(dollars in thousands)
Commercial and industrial	$3,490	5.16%	0.04%	$3,753	4.96%	0.06%
Commercial real estate	52,457	77.54	0.63	54,856	72.48	0.80
Construction and land development	5,326	7.87	0.06	4,525	5.98	0.07
Residential real estate	6,173	9.12	0.07	12,480	16.49	0.18
Consumer	213	0.31	0.01	66	0.09	—
Total non-accrual loans (1)	$67,659	100.00%	0.81%	$75,680	100.00%	1.11%

(1)	Includes non-accrual TDR loans of $53.6 million and $38.3 million as of December 31, 2014 and 2013, respectively.
As of December 31, 2014 and 2013, non-accrual loans totaled $67.7 million and $75.7 million, respectively. Non-accrual loans by segment at December 31, 2014 were $24.2 million for Arizona, $26.7 million for Nevada, $0.4 million for California, $0.2 million for CBL, and $16.2 million for Corporate & Other. Non-accrual loans as a percentage of total gross loans were 0.81% and 1.11% at December 31, 2014 and 2013, respectively. Non-accrual loans as a percentage of each segment's total gross loans at December 31, 2014 were 1.03% for Arizona, 1.60% for Nevada, 0.02% for California, 0.01% for CBL, and 35.30% for Corporate & Other.
Troubled Debt Restructured Loans
A TDR loan is a loan that is granted a concession, for reasons related to a borrower’s financial difficulties, that the lender would not otherwise consider. The loan terms that have been modified or restructured due to a borrower’s financial situation include, but are not limited to, a reduction in the stated interest rate, an extension of the maturity or renewal of the loan at an interest rate below current market, a reduction in the face amount of the debt, a reduction in accrued interest, extensions, deferrals, renewals, and rewrites. A TDR loan is also considered impaired. Generally, a loan that is modified at an effective market rate of interest is no longer disclosed as a TDR in years subsequent to the restructuring if it is performing based on the terms specified by the restructuring agreement. However, such loans continue to be considered impaired.

As of December 31, 2014 and 2013, the aggregate amount of loans classified as impaired was $166.8 million and $178.4 million, respectively, a net decrease of 6.5%. The total specific allowance for credit losses related to these loans was $10.8 million and $5.3 million for December 31, 2014 and 2013, respectively. As of December 31, 2014 and 2013, the Company had $84.7 million and $89.6 million, respectively, in loans classified as accruing restructured loans. Impaired loans by segment at December 31, 2014 were $43.2 million for Arizona, $78.1 million for Nevada, and $5.2 million for California. Additionally, CBL and Corporate & Other held $0.2 million and $40.1 million, respectively, of impaired loans at December 31, 2014.
The following tables present a breakdown of total impaired loans and the related specific reserves for the periods indicated:

	December 31, 2014
	Impaired Balance	Percent	Percent of Total Loans	Reserve Balance	Percent	Percent of Total Allowance
	(dollars in thousands)
Commercial and industrial	$14,122	8.47%	0.17%	$1,965	18.25%	1.78%
Commercial real estate	111,217	66.70	1.32	4,619	42.91	4.19
Construction and land development	21,748	13.04	0.26	3,112	28.91	2.82
Residential real estate	19,300	11.57	0.23	1,052	9.77	0.95
Consumer	363	0.22	—	17	0.16	0.02
Total impaired loans	$166,750	100.00%	1.98%	$10,765	100.00%	9.76%

	December 31, 2013
	Impaired Balance	Percent	Percent of Total Loans	Reserve Balance	Percent	Percent of Total Allowance
	(dollars in thousands)
Commercial and industrial	$17,341	9.72%	0.25%	$772	14.62%	0.77%
Commercial real estate	111,054	62.26	1.63	2,523	47.78	2.52
Construction and land development	23,069	12.93	0.34	85	1.61	0.08
Residential real estate	26,376	14.79	0.39	1,896	35.91	1.90
Consumer	537	0.30	0.01	4	0.08	—
Total impaired loans	$178,377	100.00%	2.62%	$5,280	100.00%	5.27%
The amount of interest income recognized on impaired loans for the years ended December 31, 2014, 2013, and 2012 was approximately $5.5 million, $6.2 million, and $6.8 million, respectively.

Allowance for Credit Losses
The following table summarizes the activity in our allowance for credit losses for the period indicated:

	Year Ended December 31,
	2014	2013	2012	2011	2010
	(dollars in thousands)
Allowance for credit losses:
Balance at beginning of period	$100,050	$95,427	$99,170	$110,699	$108,623
Provision charged to operating expense:
Commercial and industrial	14,551	5,760	21,599	1,109	13,117
Commercial real estate	(6,176)	2,972	15,823	21,959	49,582
Construction and land development	1,966	3,443	4,448	2,692	11,405
Residential real estate	(4,352)	228	2,088	16,256	15,116
Consumer	(1,263)	817	2,886	4,172	3,991
Total Provision	4,726	13,220	46,844	46,188	93,211
Recoveries of loans previously charged-off:
Commercial and industrial	4,728	5,037	3,067	3,401	3,000
Commercial real estate	3,859	2,758	3,294	2,157	1,003
Construction and land development	2,160	2,060	2,903	2,154	3,197
Residential real estate	1,896	2,097	1,078	1,060	2,039
Consumer	459	930	357	174	164
Total recoveries	13,102	12,882	10,699	8,946	9,403
Loans charged-off:
Commercial and industrial	(4,370)	(4,000)	(17,341)	(9,757)	(17,218)
Commercial real estate	(964)	(8,648)	(19,166)	(22,128)	(33,821)
Construction and land development	(87)	(1,538)	(10,992)	(11,238)	(23,623)
Residential real estate	(1,728)	(5,922)	(7,063)	(19,071)	(20,663)
Consumer	(513)	(1,371)	(6,724)	(4,469)	(5,213)
Total charged-off	(7,662)	(21,479)	(61,286)	(66,663)	(100,538)
Net recoveries (charge-offs)	5,440	(8,597)	(50,587)	(57,717)	(91,135)
Balance at end of period	$110,216	$100,050	$95,427	$99,170	$110,699
Net recoveries (charge-offs) to average loans outstanding	0.07%	(0.14)%	(0.99)%	(1.32)%	(2.22)%
Allowance for credit losses to gross loans	1.31	1.47	1.67	2.07	2.61
During the fourth quarter of 2014, the Company revised its methodology for calculating the allowance for credit losses. The revised methodology now incorporates a 10-year historical loss rate, as the Company believes this methodology will capture a full business cycle.  The incorporation of the 10-year historical loss rate and the associated qualitative factors adjustments to reflect the corresponding 10-year period increased the allowance for credit losses by $0.2 million as of December 31, 2014.

The following table summarizes the allocation of the allowance for credit losses by loan type. However, the allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

	December 31,
	2014		2013		2012		2011		2010
	Amount	Percent of Loans to Gross Loans	Amount	Percent of Loans to Gross Loans	Amount	Percent of Loans to Gross Loans	Amount	Percent of Loans to Gross Loans	Amount	Percent of Loans to Gross Loans
	(dollars in thousands)
Commercial and industrial	$54,566	42.0%	$39,657	36.3%	$32,860	34.3%	$25,535	27.9%	$30,782	22.0%
Commercial real estate	28,783	45.0	32,064	50.0	34,982	51.1	35,031	53.3	33,043	53.3
Construction and land development	18,558	9.0	14,519	7.9	10,554	6.9	14,195	8.0	20,587	10.6
Residential real estate	7,456	3.6	11,640	5.1	15,237	7.2	19,134	9.3	20,889	12.4
Consumer	853	0.4	2,170	0.7	1,794	0.5	5,275	1.5	5,398	1.7
Total	$110,216	100.0%	$100,050	100.0%	$95,427	100.0%	$99,170	100.0%	$110,699	100.0%
The allowance for credit losses as a percentage of total loans decreased to 1.31% at December 31, 2014 from 1.47% at December 31, 2013. The total balance of the allowance for credit losses has increased due to the increase in the size of the loan portfolio. However, the increase in the allowance is not proportional to the increase in the portfolio as the Company has experienced improved credit quality in its portfolio as reflected in the net recoveries achieved in 2014 as well as a change in portfolio mix toward higher rated credits.
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

	At December 31, 2014
	Number of Loans	Loan Balance	Percent	Percent of Total Loans
	(dollars in thousands)
Commercial and industrial	76	$24,060	23.89%	0.29%
Commercial real estate	55	53,514	53.14	0.64
Construction and land development	6	15,646	15.53	0.19
Residential real estate	16	7,121	7.07	0.08
Consumer	10	377	0.37	—
Total	163	$100,718	100.00%	1.20%

	At December 31, 2013
	Number of Loans	Loan Balance	Percent	Percent of Total Loans
	(dollars in thousands)
Commercial and industrial	68	$15,532	14.05%	0.23%
Commercial real estate	63	71,390	64.55	1.05
Construction and land development	7	13,357	12.08	0.20
Residential real estate	20	8,988	8.13	0.13
Consumer	17	1,317	1.19	0.02
Total	175	$110,584	100.00%	1.63%
Total potential problem loans are primarily secured by real estate.
Other Assets Acquired Through Foreclosure
The following table represents the changes in other assets acquired through foreclosure:

	Year Ended December 31,
	2014
	Gross Balance	Valuation Allowance	Net Balance
	(in thousands)
Balance, beginning of period	$88,421	$(21,702)	$66,719
Transfers to other assets acquired through foreclosure, net	13,777	—	13,777
Proceeds from sale of other real estate owned and repossessed assets, net	(33,643)	7,725	(25,918)
Valuation adjustments, net	—	(294)	(294)
Gains, net (1)	2,866	—	2,866
Balance, end of period	$71,421	$(14,271)	$57,150

	2013
Balance, beginning of period	$113,474	$(36,227)	$77,247
Transfers to other assets acquired through foreclosure, net	24,911	—	24,911
Additions from acquisition of Centennial	5,622	—	5,622
Proceeds from sale of other real estate owned and repossessed assets, net	(61,510)	18,268	(43,242)
Valuation adjustments, net	—	(3,743)	(3,743)
Gains, net (1)	5,924	—	5,924
Balance, end of period	$88,421	$(21,702)	$66,719

	2012
Balance, beginning of period	$135,149	$(46,045)	$89,104
Transfers to other assets acquired through foreclosure, net	28,315	—	28,315
Additions from acquisition of Western Liberty	5,094	—	5,094
Proceeds from sale of other real estate owned and repossessed assets, net	(55,811)	14,847	(40,964)
Valuation adjustments, net	—	(5,029)	(5,029)
Gains, net (1)	727	—	727
Balance, end of period	$113,474	$(36,227)	$77,247

(1)
Includes net gains related to transfers to other assets of $0.1 million, $0.9 million, and $0.5 million during the years ended December 31, 2014, 2013, and 2012, respectively, pursuant to accounting guidance.

Other assets acquired through foreclosure consist primarily of properties acquired as a result of, or in-lieu-of, foreclosure. Properties or other assets (primarily repossessed assets formerly leased) are classified as OREO and other repossessed property and are reported at the lower of carrying value or fair value less estimated costs to sell the property. Costs relating to the development or improvement of the assets are capitalized and costs relating to holding the assets are charged to expense. The Company had $57.2 million, $66.7 million and $77.2 million, respectively, of such assets at December 31, 2014, 2013, and 2012. At December 31, 2014, the Company held 67 OREO properties, compared to 70 at December 31, 2013.
Goodwill and Other Intangible Assets
Goodwill represents the excess consideration paid for net assets acquired in a business combination over their fair value and, is subsequently evaluated for impairment at least annually. The Company has goodwill of $23.2 million and other intangibles, which consist primarily of core deposit intangibles, of $2.7 million as of December 31, 2014. All goodwill and intangible balances at December 31, 2014 relate to the Nevada operating segment. The Company performs its annual goodwill and intangibles impairment tests as of October 1 each year, or more often if events or circumstances indicate that the carrying value may not be recoverable.
During the years ended December 31, 2014 and 2013, there were no events or circumstances that indicated an interim impairment test of goodwill or other intangible assets was necessary and, based on the Company's annual goodwill and intangibles impairment tests as of October 1, 2014 and 2013, it was determined that goodwill and intangible assets were not impaired. During the third quarter 2012, as a result of ongoing evaluations of various strategic alternatives related to Shine, management performed an interim impairment test and concluded that goodwill and intangibles related to Shine were impaired and, as a result, recorded a $3.4 million impairment charge. Shine was subsequently sold in October 2012.
The following is a summary of acquired intangible assets:

	December 31, 2014			December 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(in thousands)
Subject to amortization:
Core deposit intangibles	$26,157	$23,468	$2,689	$26,157	$22,007	$4,150
Deferred Tax Assets
For the year ended December 31, 2014, the net deferred tax asset decreased $18.0 million to $62.7 million. This overall decrease in the net deferred tax asset was primarily the result of the decreases to deferred tax assets from changes in the fair market value of AFS securities, the fair market value adjustments related to acquired loans, changes in the allowance for other assets acquired through foreclosure, and stock-based compensation activity, which were partially offset by increases to deferred tax assets from AMT credit and LIHTC carryovers, return to provision adjustments, allowance for credit losses.
At December 31, 2014, the $2.3 million deferred tax valuation allowance, compared to $5.6 million at December 31, 2013, relates to net capital losses from ARPS securities sales and IRC Section 382 limits on NOL carryovers from the Western Liberty acquisition.
Deposits
The average balances and weighted average rates paid on deposits for the years ended December 31, 2014, 2013, and 2012 are presented below:

	Year Ended December 31,
	2014		2013		2012
	Average Balance	Rate	Average Balance	Rate	Average Balance	Rate
	(dollars in thousands)
Interest checking (NOW)	$793,118	0.19%	$640,062	0.21%	$515,322	0.24%
Savings and money market	3,616,829	0.30	2,936,122	0.29	2,371,473	0.34
Time	1,758,342	0.43	1,488,017	0.43	1,359,538	0.55
Total interest-bearing deposits	6,168,289	0.32	5,064,201	0.32	4,246,333	0.40
Non-interest-bearing demand deposits	2,153,686	—	1,954,248	—	1,788,267	—
Total deposits	$8,321,975	0.24%	$7,018,449	0.23%	$6,034,600	0.28%

Deposits are the primary source for funding the Company's asset growth. Total deposits increased to $8.93 billion at December 31, 2014, from $7.84 billion at December 31, 2013, an increase of $1.09 billion, or 13.9%. This increase was primarily from savings and money market accounts, certificates of deposit ($100,000 or more), and interest bearing demand deposits which increased by $559.3 million, $827.8 million, and $145.1 million, respectively. WAB is a member of CDARS and ICS, which provide mechanisms for obtaining FDIC insurance on large deposits. At December 31, 2014, the Company had $700.7 million of CDARS deposits and $479.2 million of ICS deposits, compared to $518.0 million of CDARS deposits and $355.3 million of ICS deposits at December 31, 2013. At December 31, 2014 and 2013, the Company also had $321.5 million and $174.2 million, respectively, of wholesale brokered deposits.
Certificates of Deposit of $100,000 or More
The table below discloses the remaining maturity for certificates of deposit of $100,000 or more:

	December 31,
	2014	2013
	(in thousands)
3 months or less	$577,084	$391,843
3 to 6 months	474,826	390,767
6 to 12 months	587,348	511,338
Over 12 months	121,746	128,675
Total	$1,761,004	$1,422,623
Junior Subordinated Debt
The Company has formed or acquired through mergers, six statutory business trusts, which exist for the exclusive purpose of issuing Cumulative Trust Preferred Securities. All of the funds raised from the issuance of these securities were passed to the Company and are reflected in the accompanying Consolidated Balance Sheet as junior subordinated debt, with a fair value of $40.4 million as of December 31, 2014.
The junior subordinated debt has contractual balances and maturity dates as follows:

		December 31,
Name of Trust	Maturity	2014	2013
		(in thousands)
BankWest Nevada Capital Trust II	2033	$15,464	$15,464
Intermountain First Statutory Trust I	2034	10,310	10,310
First Independent Capital Trust I	2035	7,217	7,217
WAL Trust No. 1	2036	20,619	20,619
WAL Statutory Trust No. 2	2037	5,155	5,155
WAL Statutory Trust No. 3	2037	7,732	7,732
Total contractual balance		$66,497	$66,497
Unrealized gains on trust preferred securities measured at fair value, net		(26,060)	(24,639)
Junior subordinated debt, at fair value		$40,437	$41,858
The weighted average contractual interest rate of junior subordinated debt was 2.73% as of December 31, 2014 and 2013.
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
Quantitative measures established by regulation to ensure capital adequacy require the Company and WAB to maintain minimum amounts and ratios of total and Tier I capital to risk-weighted assets, and of Tier I leverage to average assets. As of December 31, 2014 and 2013, the Company and WAB met all capital adequacy requirements to which they are subject.
As of December 31, 2014 and 2013, the Company and WAB met the minimum capital ratio requirements necessary to be classified as well-capitalized, as defined by the banking agencies. To be categorized as well-capitalized, an entity must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the table below.
Federal banking regulators have proposed revisions to the bank capital requirement standards known as Basel III. Basel III strengthens bank capital requirements and introduces new regulatory requirements on bank liquidity and bank leverage. Based on the Company’s assessment of these proposed regulations, as of December 31, 2014, the Company and WAB met the requirements necessary to be classified as well-capitalized under the proposed regulation.
The actual capital amounts and ratios for the Company and WAB are presented in the following tables as of the periods indicated:

	Total Capital	Tier 1 Capital	Risk-Weighted Assets	Tangible Average Assets	Total Capital Ratio	Tier 1 Capital Ratio	Tier 1 Leverage Ratio
	(dollars in thousands)
December 31, 2014
WAL	$1,119,618	$1,007,278	$9,555,390	$10,367,575	11.7%	10.5%	9.7%
WAB	1,057,253	945,687	9,435,459	10,232,297	11.2	10.0	9.2
Well-capitalized ratios					10.0	6.0	5.0
Minimum capital ratios					8.0	4.0	4.0
December 31, 2013
WAL	$991,461	$891,232	$8,016,500	$9,060,995	12.4%	11.1%	9.8%
WAB	931,564	834,560	7,931,887	8,832,546	11.7	10.5	9.5
Well-capitalized ratios					10.0	6.0	5.0
Minimum capital ratios					8.0	4.0	4.0
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

The following table sets forth our significant contractual obligations as of December 31, 2014:

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	After 5 Years
	(in thousands)
Time deposit maturities	$1,918,361	$1,780,636	$133,692	$4,030	$3
Other borrowings	390,263	180,169	10,094	200,000	—
Junior subordinated debt	66,497	—	—	—	66,497
Purchase obligations	33,321	15,723	14,690	2,908	—
Operating lease obligations	29,165	6,058	10,531	8,811	3,765
Total	$2,437,607	$1,982,586	$169,007	$215,749	$70,265
Purchase obligations primarily relate to contracts for software licensing and maintenance and outsourced service providers. Off-balance sheet commitments associated with outstanding letters of credit, commitments to extend credit and credit card guarantees as of December 31, 2014 are summarized below. Since commitments associated with letters of credit and commitments to extend credit may expire unused, the amounts shown do not necessarily reflect the actual future cash funding requirements.

		Amount of Commitment Expiration per Period
	Total Amounts Committed	Less Than 1 Year	1-3 Years	3-5 Years	After 5 Years
	(in thousands)
Commitments to extend credit	$2,164,523	$811,800	$794,270	$267,156	$291,297
Credit card commitments and financial guarantees	42,038	42,038	—	—	—
Standby letters of credit	49,556	32,440	13,379	3,737	—
Total	$2,256,117	$886,278	$807,649	$270,893	$291,297
The following table sets forth certain information regarding short-term customer repurchase agreements, lines of credit, FHLB advances, and 10% Senior Notes:

	December 31,
	2014	2013	2012
	(dollars in thousands)
Customer Repurchase Accounts:
Maximum month-end balance	$63,388	$78,185	$125,745
Balance at end of year	54,899	71,192	79,034
Average balance	57,855	61,128	98,716
Lines of Credit:
Maximum month-end balance	25,000	50,000	—
Balance at end of year	25,000	3,000	—
Average balance	1,499	23,858	277
FHLB Advances:
Maximum month-end balance	135,300	120,000	320,000
Balance at end of year (1)	96,850	25,300	120,000
Average balance	61,459	18,215	144,738
10% Senior Notes:
Maximum month-end balance	64,945	—	—
Balance at end of year (2)	58,444	—	—
Average balance	62,576	—	—
Total Short-Term Borrowed Funds	$235,193	$99,492	$199,034
Weighted average interest rate at end of year	3.16%	0.82%	0.23%
Weighted average interest rate during year	4.15%	0.63%	0.46%

(1)	Excludes premium of $0.1 million and $0.6 million, respectively as of December 31, 2014 and 2013.

(2)	Excludes discount of $0.3 million as of December 31, 2014.

The Company from time to time utilizes short-term borrowed funds to support short-term liquidity needs generally created by increased loan demand. The majority of these short-term borrowed funds consist of advances from the FHLB and FRB and customer repurchase agreements. The Company’s borrowing capacity at FHLB and FRB is determined based on collateral pledged, generally consisting of securities and loans. In addition, the Company has borrowing capacity from other sources pledged by securities, including securities sold under agreements to repurchase, which are reflected at the amount of cash received in connection with the transaction, and may require additional collateral based on the fair value of the underlying securities. At December 31, 2014, total short-term borrowed funds consisted of customer repurchases of $54.9 million, lines of credit of $25.0 million, and FHLB advances of $96.9 million. At December 31, 2013, total short-term borrowed funds consisted of customer repurchases of $71.2 million, lines of credit of $3.0 million, and FHLB advances of $25.3 million.
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
The Company’s allowance for credit loss methodology incorporates several quantitative and qualitative risk factors used to establish the appropriate allowance for credit losses at each reporting date. Quantitative factors include: 1) our historical loss experience; 2) levels of and trends in delinquencies and impaired loans; 3) levels of and trends in charge-offs and recoveries; 4) trends in volume and terms of loans; 5) changes in underwriting standards or lending policies; 6) experience, ability, depth of lending staff; 7) national and local economic trends and conditions; 8) changes in credit concentrations; 9) out-of-market exposures; 10) changes in quality of loan review system; and 11) changes in the value of underlying collateral. Qualitative factors include the economic condition of our operating markets and the state of certain industries. Specific changes in the risk factors are based on actual loss experience, as well as perceived risk of similar groups of loans classified by collateral type, purpose and term.
An internal ten-year loss history is also incorporated into the allowance calculation model. Due to the credit concentration of our loan portfolio in real estate secured loans, the value of collateral is heavily dependent on real estate values in Nevada, Arizona and California, which in some case, have declined substantially from their peak. While management uses the best information available to make its evaluation, future adjustments to the allowance may be necessary if there are significant changes in economic or other conditions. In addition, the FDIC and state bank regulatory agency, as an integral part of their examination processes, periodically review the Bank's allowances for credit losses, and may require us to make additions to our allowance based on their judgment about information available to them at the time of their examination. Management regularly reviews the assumptions and formulae used in determining the allowance and makes adjustments, if required, to reflect the current risk profile of the portfolio.
The allowance consists of specific and general components. The specific allowance relates to impaired loans. For impaired collateral dependent loans, the reserve is calculated based on collateral value, net of estimated disposition costs. Generally, the Company obtains independent collateral valuation analysis for each loan every twelve months. Loans not collateral dependent are evaluated based on the expected future cash flows discounted at the original contractual interest rate. The Company's impairment analysis also incorporates various valuation considerations, including loan type, loss experience, and geographic criteria.
The general allowance covers all non-impaired loans and is based on historical loss experience adjusted for the various qualitative and quantitative factors listed above.

Loans acquired with deteriorated credit quality
ASC 310-30, Accounting for Certain Loans or Debt Securities Acquired in a Transfer, applies to a loan with evidence of deterioration of credit quality since its origination, and for which it is probable, at acquisition, that the investor will be unable to collect all contractually required payments receivable. For these loans accounted for under ASC 310-30, management determines the value of the loan portfolio based, in part, on work provided by an appraiser. Factors considered in the valuation are projected cash flows for the loans, type of loan and related collateral, loan grade, delinquency and loan to value. Loans are grouped together according to similar characteristics and are treated in the aggregate when applying various valuation techniques. Loans are first evaluated individually to determine if there has been credit deterioration since origination. Once acquired loans are determined to have deteriorated credit quality, the Company evaluates such loans for common risk characteristics and aggregation into one or more pools. Common risk characteristics for pooling acquired loans may include credit ratings, loan type, collateral type, delinquency status, geographic location, loan to value, or combinations thereof. Management also estimates the amount of credit losses that are expected to be realized for individual loans by estimating the probability of default and the loss given default, which incorporates the liquidation value of collateral securing loans. These estimates are subjective. The accretion of the fair value adjustments attributable to interest rates on loans acquired with deteriorated credit quality is recorded in interest income in the Consolidated Income Statements over the estimated life of the pool. The fair value adjustment attributable to credit losses on these loans is non-accretable. When a loan is sold, paid off or transferred to OREO and liquidated, any remaining non-accretable yield is recorded in interest income.
Adjustments to these loan values in future periods may occur based on management's expectation of future cash flows to be collected over the lives of the loans. Estimating cash flows is performed at a pool level and incorporates analysis of historical cash flows, delinquencies, and charge-offs as well as assumptions about future cash flows. Performance can vary from period to period, causing changes in estimates of the expected cash flows. If, based on the review of a pool of loans, it is probable that a significant increase or improvement in cash flows previously expected to be collected, any valuation allowance established for the pool of loans is first reduced for the increase in the present value of cash flows expected to be collected, and any remaining increase in estimated cash flows increases the accretable yield and is recognized over the remaining estimated life of the loan pool. If based on the review of a pool of loans, it is probable that a decrease or impairment in cash flows previously expected to be collected or if actual cash flows are less than cash flows previously expected, the allowance for credit losses is increased for the decrease in the present value of the cash flows expected to be collected.
Business Combinations
Business combinations are accounted for under the acquisition method of accounting in accordance with ASC 805. Under the acquisition method, the acquiring entity in a business combination recognizes all of the acquired assets and assumed liabilities at their estimated fair values as of the date of acquisition. Any excess of the purchase price over the fair value of net assets and other identifiable intangible assets acquired is recorded as goodwill. To the extent the fair value of net assets acquired, including identified intangible assets, exceeds the purchase price, a bargain purchase gain is recognized. Assets acquired and liabilities assumed from contingencies are also recognized at fair value if the fair value can be determined during the measurement period. Results of operations of an acquired business are included in the income statement from the date of acquisition. Acquisition-related costs, including conversion and restructuring charges, are expensed as incurred.
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
Liquidity
Liquidity is the ongoing ability to accommodate liability maturities and deposit withdrawals, fund asset growth, and business operations and meet contractual obligations through unconstrained access to funding at reasonable market rates. Liquidity management involves forecasting funding requirements and maintaining sufficient capacity to meet the needs and accommodate fluctuations in asset and liability levels due to changes in our business operations or unanticipated events.
The ability to have readily available funds sufficient to repay fully maturing liabilities is of primary importance to depositors, creditors, and regulators. Our liquidity, represented by cash and amounts due from banks, federal funds sold, and non-pledged marketable securities, is a result of our operating, investing, and financing activities and related cash flows. In order to ensure funds are available when necessary, on at least a quarterly basis, we project the amount of funds that will be required over a twelve month period and we strive to maintain relationships with a diversified customer base. Liquidity requirements can also be met through short-term borrowings or the disposition of short-term assets. The Company has unsecured federal funds credit lines at correspondent banks totaling $100.0 million and other lines of credit with correspondent banks totaling $70.0 million, of which $25.0 million is secured and $45.0 million is unsecured. As of December 31, 2014, there was $25.0 million drawn on the secured line of credit. In addition, loans and securities are pledged to the FHLB, providing $1.61 billion in borrowing capacity, with outstanding borrowings and letters of credit of $306.9 million and $366.2 million, respectively, leaving $935.0 million in available credit as of December 31, 2014. Loans and securities pledged to the FRB discount window provided $1.15 billion in borrowing capacity. As of December 31, 2014, there were no outstanding borrowings from the FRB, thus our available credit totaled $1.15 billion.
The Company has a formal liquidity policy and, in the opinion of management, our liquid assets are considered adequate to meet cash flow needs for loan funding and deposit cash withdrawals for the next 90-120 days. At December 31, 2014, there was $862.5 million in liquid assets, comprised of $165.3 million in cash, cash equivalents, and money market investments and $697.2 million in unpledged marketable securities. At December 31, 2013, the Company maintained $1.25 billion in liquid assets, comprised of $309.7 million of cash and cash equivalents and $938.0 million of unpledged marketable securities.
The parent company maintains additional liquidity that would be sufficient to fund its operations and certain non-bank affiliate operations for an extended period should funding from normal sources be disrupted. Since deposits are taken by WAB and not by the parent company, parent company liquidity is not dependent on the bank's deposit balances. In our analysis of parent company liquidity, we assume that the parent company is unable to generate funds from additional debt or equity issuance, receives no dividend income from subsidiaries and does not pay dividends to stockholders, while continuing to make nondiscretionary payments needed to maintain operations and repayment of contractual principal and interest payments owed by the parent company and affiliated companies. Under this scenario, the amount of time the parent company and its non-bank subsidiary can operate and meet all obligations before the current liquid assets are exhausted is considered as part of the parent company liquidity analysis. Management believes the Parent maintains adequate liquidity capacity to operate without additional funding from new sources for over 12 months. WAB maintains sufficient funding capacity to address large increases in funding requirements, such as deposit outflows. This capacity is comprised of liquidity derived from a reduction in asset levels and various secured funding sources.
On a long-term basis, the Company’s liquidity will be met by changing the relative distribution of our asset portfolios (for example, by reducing investment or loan volumes, or selling or encumbering assets). Further, the Company can increase liquidity by soliciting higher levels of deposit accounts through promotional activities and/or borrowing from correspondent banks, the FHLB of San Francisco and the FRB. At December 31, 2014, our long-term liquidity needs primarily relate to funds required to support loan originations, commitments, and deposit withdrawals, which can be met by cash flows from investment payments and maturities, and investment sales, if necessary.
The Company’s liquidity is comprised of three primary classifications: 1) cash flows provided by operating activities; 2) cash flows used in investing activities; and 3) cash flows provided by financing activities. Net cash provided by or used in operating activities consists primarily of net income, adjusted for changes in certain other asset and liability accounts and certain non-cash income and expense items, such as the provision for credit losses, investment and other amortization and depreciation. For the years ended December 31, 2014, 2013, and 2012, net cash provided by operating activities was $163.3 million, $165.0 million and $160.6 million, respectively.
Our primary investing activities are the origination of real estate and commercial loans and the purchase and sale of securities. Our net cash provided by and used in investing activities has been primarily influenced by our loan and securities activities. The net increase in loans for the years ended December 31, 2014, 2013, and 2012, was $1.56 billion, $728.8 million, and $915.7 million, respectively. The net decrease in investment securities for the years ended December 31, 2014 and 2012 was $187.0 million and $262.0 million, respectively, compared to the net increase in investment securities for the year ended December 31, 2013 of $451.1 million.
Net cash provided by financing activities has been impacted significantly by increased deposit levels. During the years ended December 31, 2014, 2013, and 2012, deposits increased $1.09 billion, $1.05 billion, and $679.5 million, respectively.
Fluctuations in core deposit levels may increase our need for liquidity as certificates of deposit mature or are withdrawn before maturity, and as non-maturity deposits, such as checking and savings account balances, are withdrawn. Additionally, we are exposed to the risk that customers with large deposit balances will withdraw all or a portion of such deposits, due in part to the FDIC limitations on the amount of insurance coverage provided to depositors. To mitigate the uninsured deposit risk, we have joined the CDARS and ICS programs, which allow an individual customer to invest up to $50.0 million and $110.0 million, respectively, through one participating financial institution or, a combined total of $150.0 million per individual customer, with the entire amount being covered by FDIC insurance. As of December 31, 2014, we had $700.7 million of CDARS and $479.2 million of ICS deposits.
As of December 31, 2014, we had $321.5 million of wholesale brokered deposits outstanding. Brokered deposits are generally considered to be deposits that have been received from a third party that is acting on behalf of that party’s customer. Often, a broker will direct a customer’s deposits to the banking institution offering the highest interest rate available. Federal banking laws and regulations place restrictions on depository institutions regarding brokered deposits because of the general concern that these deposits are at a greater risk of being withdrawn and placed on deposit at another institution offering a higher interest rate, thus posing liquidity risk for institutions that gather brokered deposits in significant amounts. The Company does not anticipate using brokered deposits as a significant liquidity source in the near future.
Federal and state banking regulations place certain restrictions on dividends paid. The total amount of dividends which may be paid at any date is generally limited to the retained earnings of the bank. Dividends paid by WAB to the Parent would be prohibited if the effect thereof would cause the bank’s capital to be reduced below applicable minimum capital requirements. WAB, LVSP, and WAEF paid dividends to the Parent in the amount of $60.0 million, $6.0 million and $1.5 million during the year ended December 31, 2014. Subsequent to December 31, 2014, WAB and LVSP paid a dividend of $22.0 million and $3.0 million, respectively, to the Parent.
Quantitative and Qualitative Disclosures About Market Risk
Market risk is the risk of loss in a financial instrument arising from adverse changes in market prices and rates, foreign currency exchange rates, commodity prices, and equity prices. Our market risk arises primarily from interest rate risk inherent in our lending, investing, and deposit taking activities. To that end, management actively monitors and manages our interest rate risk exposure. We generally manage our interest rate sensitivity by evaluating re-pricing opportunities on our earning assets to those on our funding liabilities.
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
Interest rate risk is addressed by the ALCO or its equivalent, which includes members of executive management, finance, and operations. ALCO monitors interest rate risk by analyzing the potential impact on the net EVE and net interest income from potential changes in interest rates and considers the impact of alternative strategies or changes in balance sheet structure. We manage our balance sheet in part to maintain the potential impact on EVE and net interest income within acceptable ranges despite changes in interest rates.
Our exposure to interest rate risk is reviewed at least quarterly by the ALCO. Interest rate risk exposure is measured using interest rate sensitivity analysis to determine our change in both EVE and net interest income in the event of hypothetical changes in interest rates. If potential changes to EVE and net interest income resulting from hypothetical interest rate changes are not within the limits established by the bank’s BOD, the BOD may direct management to adjust the asset and liability mix to bring interest rate risk within Board-approved limits.
Net Interest Income Simulation. In order to measure interest rate risk at December 31, 2014, we used a simulation model to project changes in net interest income that result from forecasted changes in interest rates. This analysis calculates the difference between net interest income forecasted using an immediate increase and decrease in interest rates and a net interest income forecast using a flat market interest rate environment derived from spot yield curves typically used to price our assets and liabilities. The income simulation model includes various assumptions regarding the re-pricing relationships for each of our products. Many of our assets are floating rate loans, which are assumed to re-price immediately and, proportional to the change in market rates, depending on their contracted index. Some loans and investments include the opportunity of prepayment (embedded options) and, accordingly, the simulation model uses estimated market speeds to derive prepayments and reinvests proceeds at modeled yields. Our non-term deposit products re-price more slowly, usually changing less than the change in market rates and at our discretion.
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
This simulation model assesses the changes in net interest income that would occur in response to an instantaneous and sustained increase or decrease (shock) in market interest rates. At December 31, 2014, our net interest income exposure for the next twelve months related to these hypothetical changes in market interest rates was within our current guidelines.
Sensitivity of Net Interest Income

	Interest Rate Scenario (change in basis points from Base)
	Down 100	Base	Up 100	Up 200	Up 300	Up 400
	(in thousands)
Interest Income	$424,696	$430,631	$463,943	$504,556	$547,218	$590,563
Interest Expense	28,447	28,600	53,628	78,664	103,690	128,704
Net Interest Income	396,249	402,031	410,315	425,892	443,528	461,859
% Change	(1.4)%		2.1%	5.9%	10.3%	14.9%
Economic Value of Equity. We measure the impact of market interest rate changes on the NPV of estimated cash flows from our assets, liabilities, and off-balance sheet items, defined as EVE, using a simulation model. This simulation model assesses the changes in the market value of interest rate sensitive financial instruments that would occur in response to an instantaneous and sustained increase or decrease (shock) in market interest rates.
At December 31, 2014, our EVE exposure related to these hypothetical changes in market interest rates was within the current guidelines established by us. The following table shows our projected change in EVE for this set of rate shocks at December 31, 2014:
Economic Value of Equity

	Interest Rate Scenario (change in basis points from Base)
	Down 100	Base	Up 100	Up 200	Up 300	Up 400
	(in thousands)
Assets	10,904,341	10,763,241	10,577,492	10,392,777	10,208,647	10,026,295
Liabilities	9,201,117	8,973,401	8,770,872	8,592,511	8,428,847	8,278,276
Net Present Value	1,703,224	1,789,840	1,806,620	1,800,266	1,779,800	1,748,019
% Change	(4.8)%		0.9%	0.6%	(0.6)%	(2.3)%
The computation of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, asset prepayments, and deposit decay, and should not be relied upon as indicative of actual results. Further, the computations do not contemplate any actions we may undertake in response to changes in interest rates. Actual amounts may differ from the projections set forth above should market conditions vary from the underlying assumptions.
Derivative Contracts. In the normal course of business, the Company uses derivative instruments to meet the needs of its customers and manage exposure to fluctuations in interest rates. The following table summarizes the aggregate notional amounts, market values and terms of the Company’s derivative positions with derivative market makers as of December 31, 2014 and 2013:
Outstanding Derivatives Positions

December 31,
2014			2013
Notional	Net Value	Weighted Average Term (Years)	Notional	Net Value	Weighted Average Term (Years)
(dollars in thousands)
$647,703	$(57,813)	17.6	$294,997	$1,598	16.8

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

In January 2014, the FASB issued guidance within ASU 2014-01, Accounting for Investments in Qualified Affordable Housing Projects. The amendments in ASU 2014-01 to Topic 323, Equity Investments and Joint Ventures, provide guidance on accounting for investments by a reporting entity in flow-through limited liability entities that manage or invest in affordable housing projects that qualify for the LIHTC. The amendments permit reporting entities to make an accounting policy election to account for their investments in qualified affordable housing projects using the proportional amortization method if certain conditions are met. Under the proportional amortization method, an entity amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits received and recognizes the net investment performance in the income statement as a component of income tax expense (benefit). The amendments are effective for fiscal years, and interim periods within those years, beginning after December 31, 2014 and should be applied retrospectively to all periods presented, with early adoption permitted. All of the Company's LIHTC investments are within the scope of this guidance and the Company has adopted this amended guidance beginning on January 1, 2014. As a result, prior period financial information has been adjusted to conform to the amended guidance. See "Note 14. Income Taxes" for the impact that adoption had on the Company's financial condition and results of operations as well as additional disclosures required under these amendments.

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

In June 2014, the FASB issued guidance within ASU 2014-12, Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. The amendments in ASU 2014-12 to Topic 718, Compensation - Stock Compensation, provide explicit guidance on whether to treat a performance target that could be achieved after the requisite service period as a performance condition that affects vesting or as a nonvesting condition that affects the grant-date fair value of an award. The amendments are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Early adoption is permitted. An entity may elect to apply the amendments either prospectively to all awards granted or modified after the effective date or retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter. The adoption of this guidance is not expected to have a material impact on the Company's Consolidated Financial Statements.

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
SUPERVISION AND REGULATION
Bank holding companies and banks operate in an extensively regulated environment under state and federal law. These laws and regulations are intended primarily for the protection of depositors and the FDIC's deposit insurance fund, or DIF, and not for the benefit of stockholders or creditors. The following discussion is only intended to summarize some of the significant statutes and regulations that affect the banking industry, and therefore is not a comprehensive survey of the statutory and regulatory landscape. These summaries are not intended to be complete and are qualified in their entirety by reference to the particular statute or regulation described. Moreover, the Dodd-Frank Wall Street Reform and Consumer Protection Act, or Dodd-Frank Act, and its implementing regulations have made multiple changes to the regulation, supervision, examination and operation of financial institutions. These regulations have been in effect for only a limited time, and we cannot predict the long-term impact their implementation will have on capital, credit and real estate markets or on our operations and activities.
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
The Dodd-Frank Wall Street Reform and Consumer Protection Act
As a result of the financial crisis, the U.S. Congress passed and, on July 21, 2010, President Obama signed the Dodd-Frank Act into law. The Dodd-Frank Act has had, and will continue to have, a broad impact on the financial services industry. The federal regulatory agencies have issued a number of requests for public comment, proposed rules and final regulations to implement the requirements of the Dodd-Frank Act. The following items provide a brief description of the impact of the Dodd-Frank Act on the operations and activities, both currently and prospectively, of the Company and its subsidiaries.
Deposit Insurance. The Dodd-Frank Act and implementing final rules from the FDIC make permanent the $250,000 deposit insurance limit for insured deposits. The assessment base against which an insured depository institution’s deposit insurance premiums paid to the DIF are calculated has been revised to use the institution’s average consolidated total assets less its average equity rather than its deposit base. These provisions could increase the FDIC deposit insurance premiums paid by WAB.
Increased Capital Standards and Enhanced Supervision. The federal banking agencies have issued rules to establish new minimum leverage and risk-based capital requirements for banks and bank holding companies that are no lower than existing regulatory capital and leverage standards applicable to insured depository institutions. Among other things, these new capital requirements changed the types of securities and other instruments that bank holding companies are permitted to use as qualifying regulatory capital going forward. Compliance with heightened capital standards may reduce our ability to generate or originate revenue-producing assets and thereby restrict revenue generation from banking and non-banking operations, and may also reduce our ability to raise additional capital on favorable terms in the future. The Dodd-Frank Act also increases regulatory oversight, supervision and examination of banks, bank holding companies and their respective subsidiaries by the appropriate regulatory agency. Compliance with new regulatory requirements and expanded examination processes could increase our cost of operations.
State Enforcement of Consumer Financial Protection Laws. The Dodd-Frank Act created the CFPB, which is tasked with establishing and implementing rules and regulations under certain federal consumer protection laws.
The Dodd-Frank Act permits states to adopt consumer protection laws and regulations that are stricter than those regulations promulgated by the CFPB. State attorneys general are permitted to enforce consumer protection rules adopted by the CFPB against certain state-chartered institutions. Although we currently offer only limited consumer products or services, compliance with any such new regulations could increase our cost of operations and, as a result, could limit our ability to expand into these products and services.
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
Corporate Governance. The Dodd-Frank Act addresses many corporate governance and executive compensation matters that have affected or will affect most U.S. publicly traded companies, including us. The Dodd-Frank Act: 1) grants stockholders of U.S. publicly-traded companies an advisory vote on executive compensation; 2) adds disclosure and voting requirements for golden parachute compensation that is payable to named executive officers in connection with sale transactions; 3) enhances independence requirements for compensation committee members; 4) requires compensation committees to select compensation consultants, counsel or other advisers only after considering certain factors that affect their independence; 5) will require companies listed on national securities exchanges to adopt incentive-based compensation claw-back policies for executive officers; 6) will require U.S. publicly-traded companies to disclose information that shows the relationship between executive compensation and financial performance and the ratio of the compensation of the CEO to the median compensation of employees; and 7) provides the SEC with authority to issue rules requiring companies to include stockholder nominees for director in their proxy materials and to adopt procedures for companies to comply with these new rules. The SEC has adopted final implementing rules regarding the stockholder advisory vote on compensation, golden parachute payments, compensation committee independence and advisers, and has proposed rules on CEO-to-median employee pay ratio disclosure. The SEC also promulgated rules, which would have required public companies, under certain circumstances, to include stockholder-nominated candidates for director in their proxy statements. These proxy access rules were subsequently invalidated by a federal appeals court decision, though the SEC could propose new rules in the future. In addition, the SEC amended an existing rule, which is unaffected by the federal appeals court’s decision, that may require companies to include in their proxy materials stockholder proposals that seek to adopt procedures for including stockholder director nominees in future company proxy materials.
Although the Dodd-Frank Act contains some specific timelines for the Federal regulatory agencies to follow, in some instances, the agencies have been unable to meet these deadlines and it remains unclear when implementing rules will be proposed and finalized for some required rulemakings. We continue to monitor the rulemaking process and, while our current assessment is that the Dodd-Frank Act and the implementing regulations will not have a materially greater effect on us than the rest of the industry, given the uncertainty associated with the manner in which certain provisions of the Dodd-Frank Act will be implemented, and lack of clear understanding of the impact of those provisions that have been enacted on our operations, the full extent of the impact such requirements will have on our operations is unclear. The changes resulting from the Dodd-Frank Act may impact the profitability of our business activities, require changes to certain of our business practices, require new policies and procedures to comply with new requirements, impose upon us more stringent capital, liquidity and leverage requirements or otherwise adversely affect our business.
These changes may also require us to invest significant management attention and resources to evaluate and make any changes necessary to comply with new statutory and regulatory requirements. As we now exceed $10 billion in total assets, the Company will need to comply with certain additional requirements (discussed below) created by the Dodd-Frank Act that apply only to bank holding companies and banks with $10 billion or more in total assets. Failure to comply with the new requirements will negatively impact our results of operations and financial condition. While we cannot predict what effect any presently contemplated or future changes in the laws or regulations or their interpretations would have on us, these changes could be materially adverse to our investors.

Bank Holding Company Regulation
General. WAL is a bank holding company, registered with the Board of Governors of the Federal Reserve or the Federal Reserve, under the BHCA. As such, the Federal Reserve is the Company’s primary federal regulator, and the Company is subject to extensive regulation, supervision and examination by the Federal Reserve. The Company must file reports with the Federal Reserve and provide it with such additional information as it may require.
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
Other limitations on expansion were also implemented by the Dodd-Frank Act's amendments to the BHCA. These limits include, among other things, prohibitions on mergers or acquisitions if the resulting institution would own or control more than 10% of the aggregate consolidated liabilities of all U.S. financial companies - including both bank holding companies and non-bank financial companies.
Holding Company Bank Ownership. The BHCA requires every bank holding company to obtain the approval of the Federal Reserve before it may: 1) acquire, directly or indirectly, ownership or control of any voting shares of another bank or bank holding company if, after such acquisition, it would own or control more than 5% of any class of the outstanding voting shares of such other bank or bank holding company; 2) acquire all or substantially all the assets of another bank or bank holding company; or 3) merge or consolidate with another bank holding company. The BHCA further provides that the Federal Reserve may not approve any transaction that would result in a monopoly or would be in furtherance of any combination or conspiracy to monopolize or attempt to monopolize the business of banking in any area of the U.S., or the effect of which may be substantially to lessen competition or to tend to create a monopoly in any section of the country, or that in any other manner would be in restraint of trade, unless the anticompetitive effects of the proposed transaction are clearly outweighed by the public interest in meeting the convenience and needs of the community to be served. The Federal Reserve is also required to consider the financial and managerial resources and future prospects of the bank holding companies and banks concerned and the convenience and needs of the community to be served. Consideration of financial resources generally focuses on capital adequacy, and consideration of convenience and needs issues includes the parties’ performance under the CRA. In addition, the FRB must take into account an institution's effectiveness in combating money laundering.
Holding Company Non-bank Ownership. With certain exceptions, the BHCA prohibits a bank holding company from acquiring or retaining, directly or indirectly, ownership or control of more than 5% of the outstanding voting shares of any company that is not a bank or bank holding company, or from engaging, directly or indirectly, in activities other than those of banking, managing or controlling banks, or providing services for its subsidiaries. The principal exceptions to these prohibitions involve certain non-bank activities that have been identified, by statute or by Federal Reserve regulation or order, as activities so closely related to the business of banking or of managing or controlling banks as to be a proper incident thereto. Business activities that have been determined to be related to banking, and therefore appropriate for bank holding companies and their affiliates to engage in, include securities brokerage services, investment advisory services, fiduciary services and certain management advisory and data processing services, among others. As described below, a bank holding company that qualifies as a “financial holding company” also may engage in a broader range of activities that are financial in nature (and complementary to such activities).
Bank holding companies that qualify and elect to become financial holding companies may engage in non-bank activities that have been identified by the GLBA, or by Federal Reserve and Treasury regulation, as financial in nature or incidental to a financial activity. The Federal Reserve may also determine that a financial holding company may engage in certain activities that are complementary to a financial activity. Activities that are defined as financial in nature include securities underwriting, dealing and market making, sponsoring mutual funds and investment companies, engaging in insurance underwriting and agency activities, and making merchant banking investments in non-financial companies. In order to become and remain a financial holding company, a bank holding company and its bank subsidiaries, must be well-capitalized, well-managed, and, except in limited circumstances, have at least satisfactory CRA ratings. A financial holding company must also file a certification with the Federal Reserve that all of its depository institution subsidiaries are well-capitalized and well-managed. If, after becoming a financial holding company and undertaking activities not permissible for a bank holding company, the company fails to continue to meet any of the prerequisites for financial holding company status, the company must enter into an agreement with the Federal Reserve to comply with all applicable capital and management requirements. If the company does not return to compliance within 180 days, the Federal Reserve may order the company to divest its subsidiary bank or the company may discontinue or divest investments in companies engaged in impermissible bank holding company activities. On March 30, 2009, the Company withdrew its election to be a financial holding company, and is now required to limit its activities to those permissible for a bank holding company.
Change in Control. In the event that the BHCA is not applicable to a person or entity, the Change in Bank Control Act of 1978 requires prior notice to the appropriate federal banking agency before any person or entity may acquire “control” of a bank or bank holding company. A limited number of exemptions apply to such transactions. Subject to more recent guidance issued by the Federal Reserve, control is deemed to exist if a person or entity acquires 25% or more of the outstanding shares of any class of voting stock of the bank holding company or insured depository institution. Control is presumed to exist, subject to rebuttal, if a person or entity acquires 10% or more but less than 25% of such voting stock and either the issuer has a class of registered securities under Section 12 of the Exchange Act, or no other person or entity will own, control or hold the power to vote a greater percentage of such voting stock immediately after the transaction. In some instances, such as when an investor is a private equity fund, the Federal Reserve will require information from an entity acquiring 5% or more of a class of voting securities of a bank holding company.
The Federal Reserve has stated that generally it will be able to conclude that an investor does not have “control” of a bank or bank holding company if it does not own in excess of 15% of the voting power and 33% of the total equity of the relevant bank or bank holding company. Under prior Federal Reserve guidance, a board seat was generally not permitted for non-controlling investment of 10% or greater of the equity or voting power. Under revised guidance, however, the Federal Reserve may permit a non-controlling investor to have up to two board seats if the investor’s aggregate board representation is proportionate to its total interest in the bank or bank holding company but does not exceed 25% of the voting members of the board and another stockholder of the bank or bank holding company controls the bank or bank holding company under the BHCA. The Federal Reserve has also set forth the terms of nonvoting equity securities it will deem to be voting securities and gives examples of other indicia of control beyond just equity ownership limits.
Prohibition on Propriety Trading and Certain Fund Relationships. On December 10, 2013, federal financial regulators released final rules implementing Section 619 of the Dodd-Frank Act, also known as the Volcker Rule, which prohibits both bank holding companies and banks from engaging in proprietary trading and from acquiring or retaining an ownership interest in, sponsoring, or having certain relationships with a hedge fund or private equity fund. Although the Volcker Rule became effective on July 21, 2012, it provided for a two-year conformance period to allow banking entities to wind down their prohibited trading operations and investments. The Federal Reserve has since extended the conformance period for an additional year, until July 21, 2015. For banks and bank holding companies with legacy collateralized loan obligations, the Federal Reserve has extended the conformance period until July 21, 2017.
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
Additionally, a banking entity may not, as principal, directly or indirectly acquire or retain any ownership interest in or sponsor a covered fund, including a hedge fund or private equity fund. Like the prohibition on proprietary trading, there are also several exemptions from the definition of covered fund, including, among other things, loan securitizations, joint ventures, certain types of foreign funds, entities issuing asset-backed commercial paper, and registered investment companies. Further, the final rules permit banking entities, subject to certain conditions and limitations, to invest in or sponsor a covered fund in connection with 1) organizing and offering the covered fund; 2) certain risk-mitigating hedging activities; and 3) de minimis investments in covered funds.

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
Risk Committee. Publicly traded bank holding companies with $10 billion or more in total assets are required to establish a Board risk committee responsible for oversight of enterprise-wide risk management practices. The committee must include at least one risk management expert with experience in managing risk exposures of large, complex firms. We passed $10 billion in total assets as of the quarter ending June 30, 2014 and, although compliance with this requirement begins on the first day of the ninth quarter following the date we equaled or exceeded $10 billion in total assets, in anticipation of passing the $10 billion total assets threshold, we established a Board risk committee in April 2014.
Stress Testing. Pursuant to the Dodd-Frank Act, any banking organization, including both a bank holding company and a depository institution, with more than $10 billion in total consolidated assets and regulated by a federal financial regulatory agency is required to conduct annual stress tests to ensure it has sufficient capital during periods of economic downturn. The Federal Reserve and the FDIC release stress-test scenarios on February 15 of each year, and banking organizations are required to submit the results of their tests to the appropriate regulator by July 31 of the same year. The results of each year's stress tests are publicly disclosed in October, following each banking organization’s submission. A banking organization that crosses the $10 billion total consolidated assets threshold after March 31 of any given year must conduct its first annual company-run stress test in the second calendar year after the year in which it crossed the applicability threshold. We passed the $10 billion threshold after March 31, 2014, so our first annual stress test will occur in the first quarter of 2016 and will be submitted to the appropriate federal regulators by July 31, 2016. Public disclosure of the results is required by no later than October 31, 2016. Following the consolidation of our three subsidiary banks into a single bank charter, the vast majority of our assets are held in WAB. WAB’s total assets also passed $10 billion and we will be required to conduct stress tests at both the holding company and bank level.
State Law Restrictions. As a Delaware corporation, the Company is subject to certain limitations and restrictions under applicable Delaware corporate law. For example, Delaware law imposes restrictions relating to indemnification of directors, maintenance of books, records and minutes and observance of certain corporate formalities.
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
Bank Regulation
General. WAL is a bank holding company headquartered in Phoenix, Arizona, incorporated under the laws of the state of Delaware. WAL provides a full spectrum of deposit, lending, treasury management, and online banking products and services through its wholly-owned banking subsidiary, WAB. WAB operates the following full-service banking divisions: ABA in Arizona, FIB in Northern Nevada, BON in Southern Nevada, and TPB in California. The Company also serves business customers through a robust national platform of specialized financial services including AAB, WACF, WAEF, WAPF, WARF, and WAWL.
WAB was a state-chartered, non-member bank and was subject to regulation, supervision and examination by the FDIC during 2014. On January 30, 2015, WAB became a member of the Federal Reserve System and now both WAL and WAB are regulated by the FRB. In addition, WAB is chartered in Arizona and is subject to supervision by the Arizona Department of Financial Institutions.
Federal and state banking laws and the implementing regulations promulgated by the federal and state banking regulatory agencies cover most aspects of the bank's operations, including capital requirements, reserve requirements against deposits and for possible loan losses and other contingencies, dividends and other distributions to stockholders, customers’ interests in deposit accounts, payment of interest on certain deposits, permissible activities and investments, securities that a bank may issue and borrowings that a bank may incur, rate of growth, number and location of branch offices and acquisition and merger activity with other financial institutions. Also, certain provisions applicable to bank holding companies discussed above, such as the Change in Bank Control Act, the Volcker Rule and the annual stress testing requirements for institutions with total consolidated assets in excess of $10 billion, are also applicable to banks.
Deposit Insurance Assessments. Deposits in WAB are insured by the FDIC to applicable limits through the DIF. The Company’s subsidiary bank is required to pay deposit insurance premiums, which are generally assessed semiannually and paid quarterly. The FDIC utilizes a risk-based assessment system that imposes insurance premiums based upon a risk matrix that takes into account a bank’s capital level and supervisory rating. The risk matrix utilizes four risk categories which are distinguished by capital levels and supervisory ratings. Once WAB reports total assets of $10 billion or more for four consecutive quarters, it will be classified as a large and highly complex institution and, as of the next following quarter be subject to the scorecard for large and highly complex institutions, as discussed more fully below, to determine its total base assessment rate. Banks with higher levels of capital and a low degree of supervisory concern are assessed lower premiums than banks with lower levels of capital or a higher degree of supervisory concern. On February 7, 2011, the FDIC approved a final rule to implement deposit insurance assessment changes called for under the Dodd-Frank Act. The final rate schedule went into effect on April 1, 2011. The deposit insurance initial base assessment rates currently range from 2.5 basis points (for a financial institution in Risk Category I) to 45 basis points (for financial institutions in Risk Category IV), but may be higher under certain conditions. The base for deposit insurance assessments has been changed under the Dodd-Frank Act and the FDIC’s implementing rules, and is now defined as average consolidated total assets during the assessment period less average tangible equity capital during the assessment period. The bank's average consolidated total assets and average tangible equity capital are defined in the schedule of quarterly averages in the Consolidated Reports of Condition and Income, commonly referred to as Call Reports, using a daily averaging method. In addition, the FDIC collects the FICO deposit assessments on assessable deposits. FICO assessments are set quarterly, and were set at 0.62 basis points for each quarter in 2014, and 0.6 basis points for the first quarter of 2015.
As discussed above, the Dodd-Frank Act changed the assessment base for deposit insurance premiums from an institution’s deposit base to its average consolidated total assets less its average equity. For small banks, the FDIC’s method for calculating assessment rates will remain the same. For banking institutions with $10 billion or more in assets, however, the FDIC will use a different method based on the bank’s CAMELS rating, and two other scores for the bank’s ability to withstand asset-related or funding-related stress. In addition, the FDIC has the ability to adjust a large bank’s assessment depending on certain risk factors not captured in the three scores. The goal of the new pricing system is to raise assessment rates on larger banks with complex or high-risk operations. For banks with $10 billion or more in assets, the initial base assessment rate ranges from 5 to 35 basis points. After the effect of potential base-rate adjustments, the total base assessment rate could range from 2.5 to 45 basis points.
As we continue to grow, WAB will be subject to the assessment rate calculations for large banks if it remains over the $10 billion threshold. As a result, the FDIC may assess a higher deposit insurance premium on WAB. In addition, the Dodd-Frank Act increased the minimum target DIF ratio from 1.15% of estimated insured deposits to 1.35% of estimated insured deposits. The FDIC must seek to achieve the 1.35% ratio by September 30, 2020. In setting the assessments necessary to achieve the 1.35% ratio, the FDIC is required to offset the effect of the increased ratio on insured institutions with assets of less than $10 billion. The FDIC intends to present a proposed rule to implement this requirement only when the DIF reserve ratio is closer to 1.15%, which they project to be sometime in 2018. If WAB remains over the $10 billion threshold, it will not receive the benefit of whatever offset in assessments the FDIC determines to be appropriate.
Supervision and Examination. Federal banking agencies have broad enforcement powers, including the power to terminate deposit insurance, impose substantial fines and other civil and criminal penalties, and appoint a conservator or receiver. If, as a result of an examination of a bank, the FRB were to determine that the financial condition, capital resources, asset quality, earnings prospects, management, liquidity or other aspects of any of the bank's operations had become unsatisfactory, or that the bank or its management was in violation of any law or regulation, the FRB may take a number of different remedial actions as it deems appropriate. These actions include the power to enjoin “unsafe or unsound” practices, to require affirmative actions to correct any conditions resulting from any violation or practice, to issue an administrative order that can be judicially enforced, to direct an increase in the bank’s capital, to restrict the bank’s growth, to assess civil monetary penalties against the bank’s officers or directors, and to remove officers and directors. If it is determined that such conditions cannot be corrected or there is an imminent risk of loss to depositors, the bank’s deposit insurance could be terminated.
The CFPB has examination authority over banks with more than $10 billion in total assets as it relates to compliance with the federal consumer financial protection laws. Included among these laws are new standards prohibiting any financial institution from providing consumer financial products and services in an unfair, deceptive or abusive manner. As WAB has now passed this $10 billion threshold, it will be subject to the examination of the CFPB with respect to its consumer products and services.

Under Arizona law, the Arizona Department of Financial Institutions has many of the same remedial powers with respect to its state-chartered banks.
Debit Interchange Fees. Section 1075 of the Dodd-Frank Act, often referred to as the Durbin Amendment, amends the federal Electronic Fund Transfer Act to set standards for the pricing of interchange transaction fees on electronic debit transactions. In 2014, the Company’s bank subsidiary was not required to comply with the Durbin Amendment’s limitations on debit card interchange fees due to an exemption for debit card issuers which, together with their affiliates, parent companies, and subsidiaries have assets of less than $10 billion. Since the Company has now passed the $10 billion threshold, WAB will need to comply with the restrictions on debit card interchange fees beginning on July 1, 2015. Losing the exemption from the Durbin Amendment’s requirements will negatively affect the amount of revenue we receive from debit card interchange fees. In 2014, we earned $2.0 million from debit card interchange fees.
Capital Standards
Regulatory Capital Guidelines. The Federal Reserve and the FDIC have risk-based capital adequacy guidelines intended to measure capital adequacy with regard to the degree of risk associated with a banking organization’s operations for transactions reported on the balance sheet as assets and transactions, such as letters of credit and recourse arrangements, that are reported as off-balance-sheet items. The Company and WAB are required to comply with these capital adequacy standards. Under these guidelines, the nominal dollar amounts of assets on the balance sheet and credit-equivalent amounts of off- balance-sheet items are multiplied by one of several risk adjustment percentages. In general, for most assets, these range from 0.0% for assets with very low credit risk, such as cash and certain U.S. government securities, to 100.0% for assets with relatively higher credit risk, such as business loans. Certain assets perceived as very risky, such as CDO securities and certain types of CRE loans, are weighted even higher. A banking organization’s risk-based capital ratios are obtained by dividing its Tier 1 capital and total qualifying capital (Tier 1 capital and a limited amount of Tier 2 capital) by its total risk-adjusted assets and certain off-balance-sheet items. Tier 1 capital consists of common stock, retained earnings, non-cumulative perpetual preferred stock, trust preferred securities up to a certain limit, and minority interests in certain subsidiaries, less most other intangible assets. Tier 2 capital consists of preferred stock not qualifying as Tier 1 capital, limited amounts of subordinated debt, other qualifying term debt, a limited amount of the allowance for loan and lease losses and certain other instruments that have some characteristics of equity. The inclusion of elements of Tier 2 capital as qualifying capital is subject to certain other requirements and limitations. Since December 31, 1992, to be considered adequately capitalized, the Federal Reserve and the FDIC have required a minimum ratio of Tier 1 capital to risk-adjusted assets and certain off-balance-sheet items of 4.0% and a minimum ratio of qualifying total capital to risk-adjusted assets and certain off-balance-sheet items of 8.0%.
The Federal Reserve and the FDIC require banking organizations to maintain a minimum amount of Tier 1 capital relative to average total assets, referred to as the leverage ratio. The principal objective of the leverage ratio is to constrain the maximum degree to which a banking organization may leverage its equity capital base. For a banking organization rated in the highest of the five categories used by regulators to rate banking organizations, to be considered adequately capitalized, the minimum leverage ratio of Tier 1 capital to total average assets is 4.0%. However, an institution with a 4.0% leverage ratio would be unlikely to receive the highest rating since a strong capital position is a significant part of the regulators’ rating criteria. All banking organizations not rated in the highest category must maintain an additional capital cushion of 100 to 200 basis points. The Federal Reserve and the FDIC have the discretion to set higher minimum capital requirements for specific institutions. Furthermore, the Federal Reserve has previously indicated that it may consider a “tangible Tier 1 capital leverage ratio” (thereby deducting all intangibles from Tier 1 capital) and other indicators of capital strength in evaluating proposals for expansion or new activities. The Company’s Tier 1 leverage ratio at December 31, 2014 was 9.7%. A bank that does not achieve and maintain the required capital levels may be issued a capital directive by the Federal Reserve or the FDIC, as appropriate, to ensure the maintenance of required capital levels.
The federal regulatory authorities’ risk-based capital guidelines are based upon the 1988 capital accord (“Basel I”) of the Basel Committee on Banking Supervision (the “Basel Committee”). The Basel Committee is a committee of central banks and bank supervisors/regulators from the major industrialized countries that develops broad policy guidelines for use by each country’s supervisors in determining the supervisory policies they apply. In 2004, the Basel Committee published a new capital accord (“Basel II”) to replace Basel I. Basel II provides two approaches for setting capital standards for credit risk – an internal ratings-based approach tailored to individual institutions’ circumstances and a standardized approach that bases risk weightings on external credit assessments to a much greater extent than permitted in existing risk-based capital guidelines. Basel II also would set capital requirements for operational risk and refine the existing capital requirements for market risk exposures. In July 2010, the Basel Committee adopted the key design elements for Basel III and, in September 2010, adopted the transition measures. The requirements of the Dodd-Frank Act have largely surpassed the regulatory requirements called for by Basel III. Regulators have begun the process of adopting standards required under the Dodd-Frank Act to remove reliance on credit rating agencies. In June 2012, the federal banking agencies announced three proposed rulemakings on proposed regulatory capital rules designed, in part to implement the Basel III requirements and to implement the “standardized” approach of Basel II for non-core banks and bank holding companies. The Federal Reserve Board in July 2013 and the FDIC in September 2013 promulgated final rules implementing Basel III, providing for a strengthened set of capital requirements, as well as the risk-weighting approach under Basel II.
The capital framework under the Basel III final rule will replace the existing regulatory capital rules for all banks, savings associations and U.S. bank holding companies with greater than $500 million in total assets, and all savings and loan holding companies. Effective on January 1, 2015 the final rules require:

•	A ratio of common equity tier 1 capital to total risk-weighted assets of not less than 4.5%;

•	A minimum leverage capital ratio of 4.0% for all banking organizations (currently 3.0% for certain banking organizations);

•	A minimum tier 1 risk-based capital ratio ranging from 4.0% to 6.0%; and

•	A minimum total risk-based capital ratio of 8.0%.
In addition, the new regulations subject a banking organization to certain limitations on capital distributions and discretionary bonus payments to executive officers if the organization did not maintain a capital conservation buffer of common equity tier 1 capital in an amount greater than 2.5% of its total risk-weighted assets. The effect of the capital conservation buffer will be to increase the minimum common equity tier 1 capital ratio to 7.0%, the minimum tier 1 risk-based capital ratio to 8.5% and the minimum total risk-based capital ratio to 10.5%.
The new regulations also change the capital categories for insured depository institutions for purposes of prompt corrective action as, discussed more fully below.
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
Additionally, under the new regulations, the method for calculating the ratios has been revised to generally enhance risk sensitivity as well as provide alternatives to credit ratings for calculating risk-weighted assets. We are currently assessing the impact of the revised capital standards on WAB and the Company.
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
Prompt Corrective Action. Federal banking agencies possess broad powers to take corrective and other supervisory action to resolve problems at insured depository institutions, including institutions that fall below one or more of the prescribed minimum capital ratios described above. The federal banking regulators are required to take “prompt corrective action” with respect to capital-deficient institutions. An institution that is classified based upon its capital levels as well-capitalized, adequately capitalized, or undercapitalized may be treated as though it was in the next lower capital category if its primary federal banking supervisory authority, after notice and opportunity for hearing, determines that an unsafe or unsound condition or practice warrants such treatment. At each successively lower capital category, an insured depository institution is subject to additional restrictions. A bank holding company must financially guarantee that a subsidiary bank that adopts a capital restoration plan will meet its plan obligations, in an amount not to exceed 5% of the subsidiary bank’s assets or the amount required to meet regulatory capital requirements, whichever is less. Any capital loans made by a bank holding company to a subsidiary bank are subordinated to the claims of depositors in the bank and to certain other indebtedness of the subsidiary bank. In the event of the bankruptcy of a bank holding company, any commitment by the bank holding company to a federal banking regulatory agency to maintain the capital of a subsidiary bank would be assumed by the bankruptcy trustee and would be entitled to priority of payment.
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
Additionally, an institution’s common equity Tier I risk based capital ratio would be required to be 6.5% or greater to be deemed “well capitalized,” 4.5% or greater to be considered “adequately capitalized,” less than 4.5% to be deemed “undercapitalized,” 3.0% or less to be deemed “significantly undercapitalized” and equal to or less than 2.0% to be deemed “critically undercapitalized.”
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
As a Delaware corporation, the Company is also subject to limitations under Delaware law on the payment of dividends. Under the Delaware General Corporation Law, dividends may only be paid out of surplus or out of net profits for the year in which the dividend is declared or the preceding year, and no dividends may be paid on common stock at any time during which the capital of outstanding preferred stock or preference stock exceeds our net assets.
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
Since the Company has no significant assets other than the voting stock of its subsidiaries, it currently depends on dividends from WAB and, to a lesser extent, its non-bank subsidiaries, for a substantial portion of its revenue and as the primary sources of its cash flow. The ability of a state bank to pay cash dividends is restricted by federal law or regulations. For example, under the Federal Deposit Insurance Corporation Act, an insured institution may not pay a dividend if payment would cause it to become undercapitalized or if it is already undercapitalized. Furthermore, the FDIC has issued a policy statement indicating that banks should generally pay dividends only out of current operating earnings.
Arizona law also imposes restrictions on the ability of WAB to pay dividends. Under section 6-187 of the Arizona Revised Statutes, WAB may pay dividends on the same basis as any other Arizona corporation, except that cash dividends paid out of capital surplus require the prior approval of the Arizona Superintendent. Under section 10-640 of the Arizona Revised Statutes, a corporation may not make a distribution to stockholders if to do so would render the corporation insolvent or unable to pay its debts as they become due. However, an Arizona bank may not declare a non-stock dividend out of capital surplus without the approval of the Arizona Superintendent.
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
Selected Regulation of Banking Activities
Transactions with Affiliates. Banks are subject to restrictions imposed by Sections 23A and 23B of Federal Reserve Act and regulations adopted by the Federal Reserve thereunder with regard to extensions of credit to affiliates, investments in securities issued by affiliates and the use of affiliates’ securities as collateral for loans to any borrower. Specifically, WAB may only engage in lending and other “covered transactions” with non-bank affiliates to the following extent: 1) in the case of any single such affiliate, the aggregate amount of covered transactions of the bank and its subsidiaries may not exceed 10% of the capital stock and surplus of the bank; and 2) in the case of all affiliates, the aggregate amount of covered transactions of the bank and its subsidiaries may not exceed 20% of the capital stock and surplus of the bank. Covered transactions are also subject to certain collateralization requirements. “Covered transactions” are defined by statute to include a loan or extension of credit, as well as a purchase of securities issued by an affiliate, a purchase of assets (unless otherwise exempted by the Federal Reserve) from the affiliate, the acceptance of securities issued by the affiliate as collateral for a loan, and the issuance of a guarantee, acceptance or letter of credit on behalf of an affiliate. The Dodd-Frank Act has expanded the definition of covered transactions and increased the timing and other aspects of the collateral requirements associated with covered transactions. All covered transactions, including certain additional transactions (such as transactions with a third party in which an affiliate has a financial interest), must be conducted on prevailing market terms and on terms substantially the same, or at least as favorable to the bank, as those prevailing at that time for comparable transactions with or involving non-affiliated persons. These laws and regulations may limit the ability of the Company to obtain funds from WAB for its cash needs, including funds for payment of dividends, interest and operational expenses.
Insider Credit Transactions. Banks also are subject to certain restrictions regarding extensions of credit to executive officers, directors or principal stockholders of a bank and its affiliates or to any related interests of such persons (i.e., insiders). All extensions of credit to insiders must be made on substantially the same terms and pursuant to the same credit underwriting procedures as are applicable to comparable transactions with persons who are neither insiders nor employees, and must not involve more than the normal risk of repayment or present other unfavorable features. Insider loans also are subject to certain lending limits, restrictions on overdrafts to insiders and requirements for prior approval by the bank’s board of directors. In addition to enhancing restrictions on insider transactions, the Dodd-Frank Act increases the types of transactions with insiders subject to these restrictions, including certain asset sales with insiders.
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
Consumer Protection Laws and Regulations
The bank regulatory authorities have increased their attention in recent years on compliance with the consumer protection laws and their implementing regulations. Examination and enforcement activities have become more intense in nature, and insured institutions have been advised to monitor carefully their compliance with such laws and regulations. Banks are subject to many federal consumer protection statutes and regulations, some of which are discussed below. The Dodd-Frank Act created the CFPB which has rulemaking and oversight authority of most federal consumer financial protection laws. On July 21, 2011, the rulemaking and certain enforcement authority for enumerated federal consumer financial protection laws was transferred to the CFPB. As a result of this transfer, the CFPB now has significant interpretive and enforcement authority with respect to many of the federal laws and regulations under which we operate. In accordance with this authority, the CFPB has officially transferred many of the regulations formerly administered by the Federal Reserve and the U.S. Department of Housing and Urban Development, to a new chapter of Title 12 of the Code of Federal Regulations maintained by the CFPB, many of which deal with consumer credit, account disclosures and residential mortgage lending. Although the CFPB did not make significant or substantive changes to the rules as part of this transfer, it now has authority to promulgate guidance and interpretations of these rules and regulations in a manner that could differ from prior interpretations of the other federal regulatory bodies.
Community Reinvestment Act. The CRA and its implementing regulations are intended to encourage insured depository institutions, while operating safely and soundly, to help meet the credit needs of their communities. The CRA specifically directs the federal regulatory agencies, when examining insured depository institutions, to assess a bank’s record of helping meet the credit needs of its entire community, including low- and moderate-income neighborhoods, consistent with safe and sound banking practices. The CRA further requires the agencies to take a financial institution’s record of meeting its community credit needs into account when evaluating applications for, among other things, domestic branches, mergers or acquisitions, and holding company formations. A CRA rating other than “outstanding” or “satisfactory” can substantially delay or block a transaction. Based upon its most recent CRA examination dated October 15, 2013, WAB received a rating of “satisfactory.”
Equal Credit Opportunity Act. The Equal Credit Opportunity Act generally prohibits discrimination in any aspect of a credit transaction, whether for consumer or business purposes, on the basis of race, color, religion, national origin, sex, marital status, age (except in limited circumstances), receipt of income from public assistance programs, or good faith exercise of any rights under the Consumer Credit Protection Act. Federal agencies interpret this law to prohibit, in certain circumstances, facially neutral credit policies that have a disparate impact on one or more groups of consumers.
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
Real Estate Settlement Procedures Act. The RESPA requires lenders to provide borrowers with disclosures regarding the nature and cost of real estate settlements. RESPA also prohibits certain practices perceived as abusive, such as kickbacks and fee-splitting under certain circumstances.
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

•
Points and Fees: The points and fees threshold is reduced to 5% of the total loan amount for a loan of $20,000 or more, or the lesser of 8% or a $1,000 for a loan under $20,000. The $20,000 and $1,000 amounts will be adjusted annually for inflation; and

•
Prepayment Penalty: The new regulations add a third prepayment penalty threshold. A mortgage loan may also be a high cost transaction where a prepayment penalty 1) may be charged more than 36 months after consummation or account opening, or 2) is in an amount more than 2% of the amount prepaid.

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
In addition, the CFPB expanded the requirement that creditors verify a borrower's income and assets, and make a determination of the borrower’s ability to repay, to nearly all closed-end loans secured by a borrower’s principal residence. Failure to make such a determination provides a borrower with a defense to foreclosure by way of set off or recoupment equal to the sum of all finance charges and fees paid by the borrower, as well as actual damages, court costs and attorney fees. A creditor is not required to make such a determination where the mortgage meets certain statutory requirements to be considered a “qualified mortgage.” A mortgage loan will be considered a qualified mortgage where it is sold to Fannie Mae or Freddie Mac, or where it meets certain requirements, including a debt-to-income ratio of 43% or less and limits on points and fees. These requirements became effective on January 10, 2014.
Privacy. Under the GLBA, all financial institutions, including the Company, WAB and certain of their non-banking affiliates and subsidiaries, are required to establish policies and procedures to restrict the sharing of non-public customer data with non-affiliated parties at the customer’s request and to protect customer data from unauthorized access. In addition, the FCRA includes many provisions concerning national credit reporting standards and permits consumers, including customers of our subsidiary bank, to opt out of information-sharing for marketing purposes among affiliated companies. The Fair and Accurate Credit Transactions Act of 2004 amended certain provisions of the FRCA, and requires banks and other financial institutions to notify their customers if they report negative information about them to a credit bureau or if they are granted credit on terms less favorable than those generally available. The CFPB has extensive rulemaking authority under the FCRA, and the Company and WAB are subject to these provisions. We have developed policies and procedures for the Company and WAB to maintain compliance and believe they are in compliance with all privacy, information sharing and notification provisions of the GLBA and the FCRA.
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
Compliance
In order to assure that the Company and WAB are in compliance with the laws and regulations that apply to their operations, including those summarized herein, the Company and its subsidiary bank employ compliance and risk management staff. The Company is regularly examined by their respective state and federal banking agencies, as part of which their compliance with applicable laws and regulations is assessed.
In April of 2014, the Company formed a Board-level risk committee to approve and periodically review the Company’s risk-management policies and oversee operations of our risk-management framework. The risk committee has a formal, written charter approved by the board of directors. The committee meets quarterly, or more frequently if necessary, and maintains records of its proceedings and risk-management decisions. The risk committee includes at least one director with experience in identifying, assessing and managing risk exposures of large, complex firms and is chaired by an independent director that is not an employee of the Company, and has not been an employee for at least three years.
Corporate Governance and Accounting Legislation
Sarbanes-Oxley Act of 2002. SOX was adopted for the stated purpose of increasing corporate responsibility, enhancing penalties for accounting and auditing improprieties at publicly traded companies, and protecting investors by improving the accuracy and reliability of corporate disclosures pursuant to the securities laws. It applies generally to all companies that file or are required to file periodic reports with the SEC under the Exchange Act, which includes the Company. Under SOX, the SEC and securities exchanges adopted extensive additional disclosure, corporate governance and other related rules. Among its provisions, SOX subjects bonuses issued to top executives to disgorgement if a subsequent restatement of a company’s financial statements was due to corporate misconduct, prohibits an officer or director from misleading or coercing an auditor, prohibits insider trades during pension fund “blackout periods,” imposes new criminal penalties for fraud and other wrongful acts, and extends the period during which certain securities fraud lawsuits can be brought against a company or its officers.
Anti-Money Laundering and Anti-Terrorism Legislation
Congress enacted the BSA to require financial institutions, including the Company and its subsidiary bank, to maintain certain records and to report certain transactions to prevent such institutions from being used to hide money derived from criminal activity and tax evasion. The BSA establishes, among other things: 1) record keeping requirements to assist government enforcement agencies in tracing financial transactions and flow of funds; 2) reporting requirements for Suspicious Activity Reports and Currency Transaction Reports to assist government enforcement agencies in detecting patterns of criminal activity; 3) enforcement provisions authorizing criminal and civil penalties for illegal activities and violations of the BSA and its implementing regulations; and 4) safe harbor provisions that protect financial institutions from civil liability for their cooperative efforts. The intensity of regulatory scrutiny of BSA compliance and the severity of penalties for violations of the BSA has increased substantially in recent years.
Title III of the USA PATRIOT Act of 2001 amended the BSA and incorporates anti-terrorist financing provisions into the requirements of the BSA and its implementing regulations. Among other things, the USA PATRIOT Act requires all financial institutions, including the Company, its subsidiary bank and several of their non-banking affiliates and subsidiaries, to institute and maintain a risk-based anti-money laundering compliance program that includes a customer identification program, provides for information sharing with law enforcement and between certain financial institutions by means of an exemption from the privacy provisions of the GLBA, prohibits U.S. banks and broker-dealers from maintaining accounts with foreign “shell” banks, establishes enhanced due diligence requirements for certain foreign correspondent banking and foreign private banking accounts and imposes additional record keeping requirements for certain correspondent banking arrangements. The USA PATRIOT Act also grants broad authority to the Secretary of the Treasury to take actions to combat money laundering, and federal bank regulators are required to evaluate the effectiveness of an applicant in combating money laundering in determining whether to approve any application submitted by a financial institution. The Company and its affiliates have adopted policies, procedures and controls that are designed to comply with the BSA and the USA PATRIOT Act, and they engage in relatively few transactions of any kind with foreign financial institutions or foreign persons.
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
Regulatory Reform
As noted elsewhere in this Form 10-K, the requirements of the Dodd-Frank Act call for a number of rulemakings, studies and regulatory guidance from Federal regulators. The Company and WAB continue to monitor this ongoing regulatory process to determine the level of impact that it will have on its operations and activities.
Although the Dodd-Frank Act contains some specific timelines for the Federal regulatory agencies to follow, in some instances, the agencies have been unable to meet these deadlines and it remains unclear when implementing rules will be proposed and finalized. While our current assessment is that the Dodd-Frank Act and its implementing regulations will not have a materially greater effect on the Company than the rest of the commercial banking industry, given the uncertainty associated with the manner in which the provisions of the Dodd-Frank Act will be implemented, the full extent of the impact such requirements will have on our operations is unclear. The changes resulting from the Dodd-Frank Act may impact the profitability of our business activities, require changes to certain of our business practices, impose upon us more stringent capital, liquidity and leverage requirements or otherwise adversely affect our business. These changes may also require us to invest significant management attention and resources to evaluate and make any changes necessary to comply with new statutory and regulatory requirements as we continue to grow. As we now exceed $10 billion in total assets, the Company will need to comply with certain additional requirements created by the Dodd-Frank Act that apply only to bank holding companies and banks with $10 billion or more in total assets. For more information, see “-The Dodd-Frank Wall Street Reform and Consumer Protection Act,” discussed above. Failure to comply with the new requirements would negatively impact our results of operations and financial condition. While we cannot predict what effect any presently contemplated or future changes in the laws or regulations or their interpretations would have on us, these changes could be materially adverse to our investors.

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

McGladrey LLP
Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders
Western Alliance Bancorporation
We have audited the accompanying Consolidated Balance Sheets of Western Alliance Bancorporation and Subsidiaries (collectively referred to herein as the Company) as of December 31, 2014 and 2013, and the related Consolidated Statements of Income, Comprehensive Income, Stockholders' Equity, and Cash Flows for each of the three years in the period ended December 31, 2014. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the Consolidated Financial Statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated February 17, 2015 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
/s/ McGladrey LLP
Phoenix, Arizona
February 17, 2015

WESTERN ALLIANCE BANCORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2014	2013
	(in thousands, except per share amounts)
Assets:
Cash and due from banks	$125,329	$134,906
Interest-bearing deposits in other financial institutions	39,067	170,608
Cash and cash equivalents	164,396	305,514
Money market investments	451	2,632
Investment securities - measured at fair value	1,858	3,036
Investment securities - AFS, at fair value; amortized cost of $1,493,648 at December 31, 2014 and $1,404,048 at December 31, 2013	1,520,237	1,370,696
Investment securities - HTM, at amortized cost; fair value of $0 at December 31, 2014 and $281,704 at December 31, 2013	—	283,006
Investments in restricted stock, at cost	25,275	30,186
Loans, net of deferred loan fees and costs	8,398,265	6,801,415
Less: allowance for credit losses	(110,216)	(100,050)
Total loans	8,288,049	6,701,365
Premises and equipment, net	113,818	105,565
Other assets acquired through foreclosure, net	57,150	66,719
Bank owned life insurance	141,969	140,562
Goodwill	23,224	23,224
Other intangible assets, net	2,689	4,150
Deferred tax assets, net	62,686	80,688
Prepaid expenses	5,927	4,778
Other assets	192,769	185,221
Total assets	$10,600,498	$9,307,342
Liabilities:
Deposits:
Non-interest-bearing demand	$2,288,048	$2,199,983
Interest-bearing	6,642,995	5,638,222
Total deposits	8,931,043	7,838,205
Customer repurchase agreements	54,899	71,192
Other borrowings	390,263	341,096
Junior subordinated debt, at fair value	40,437	41,858
Other liabilities	182,928	159,493
Total liabilities	9,599,570	8,451,844
Commitments and contingencies (Note 15)
Stockholders’ equity:
Preferred stock - par value $0.0001 and liquidation value per share of $1,000; 20,000,000 authorized; 70,500 and 141,000 shares issued and outstanding at December 31, 2014 and December 31, 2013, respectively	70,500	141,000
Common stock - par value $0.0001; 200,000,000 authorized; 88,691,249 shares issued and outstanding at December 31, 2014 and 87,186,403 at December 31, 2013	9	9
Additional paid in capital	828,327	797,146
Retained earnings (accumulated deficit)	85,453	(61,111)
Accumulated other comprehensive income (loss)	16,639	(21,546)
Total stockholders’ equity	1,000,928	855,498
Total liabilities and stockholders’ equity	$10,600,498	$9,307,342
See accompanying Notes to Consolidated Financial Statements.

WESTERN ALLIANCE BANCORPORATION AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENTS

	Year Ended December 31,
	2014	2013	2012
	(in thousands, except per share amounts)
Interest income:
Loans, including fees	$370,922	$326,714	$280,985
Investment securities	38,603	30,382	32,780
Dividends	4,606	4,021	4,022
Other	2,248	1,538	508
Total interest income	416,379	362,655	318,295
Interest expense:
Deposits	20,012	16,335	16,794
Other borrowings	9,639	11,506	9,116
Junior subordinated debt	1,754	1,823	1,928
Customer repurchase agreements	81	96	194
Total interest expense	31,486	29,760	28,032
Net interest income	384,893	332,895	290,263
Provision for credit losses	4,726	13,220	46,844
Net interest income after provision for credit losses	380,167	319,675	243,419
Non-interest income:
Service charges and fees	10,451	9,920	9,452
Income from bank owned life insurance	4,508	4,809	4,439
Gain (loss) on sales of investment securities, net	757	(1,195)	3,949
Unrealized gains (losses) on assets and liabilities measured at fair value, net	1,212	(6,483)	653
Loss on extinguishment of debt	(502)	(1,387)	—
Bargain purchase gain from acquisition	—	10,044	17,562
Other fee revenue	3,763	3,963	3,564
Other income	5,252	2,576	6,886
Total non-interest income	25,441	22,247	46,505
Non-interest expense:
Salaries and employee benefits	126,630	113,434	105,044
Occupancy	18,192	19,126	18,815
Legal, professional, and directors' fees	14,278	13,633	10,237
Data processing	10,232	8,744	6,134
Insurance	8,862	8,094	8,511
Loan and repossessed asset expenses	4,721	4,246	6,675
Marketing	2,300	2,581	2,306
Customer service	2,031	2,105	2,219
Intangible amortization	1,461	2,388	3,256
Goodwill and intangible impairment	—	—	3,435
Net (gain) loss on sales / valuations of repossessed and other assets	(5,421)	(2,387)	4,207
Merger / restructure expenses	198	5,752	2,819
Other expense	24,625	18,550	15,202
Total non-interest expense	208,109	196,266	188,860
Income from continuing operations before provision for income taxes	197,499	145,656	101,064
Income tax expense	48,390	29,830	25,935
Income from continuing operations	149,109	115,826	75,129
Loss from discontinued operations, net of tax	(1,158)	(861)	(2,490)
Net income	147,951	114,965	72,639
Dividends on preferred stock	1,387	1,410	3,793
Net income available to common stockholders	$146,564	$113,555	$68,846

	Year Ended December 31,
	2014	2013	2012
	(in thousands, except per share amounts)
Earnings per share from continuing operations:
Basic	$1.70	$1.34	$0.87
Diluted	1.69	1.32	0.86
Loss per share from discontinued operations:
Basic	(0.01)	(0.01)	(0.03)
Diluted	(0.02)	(0.01)	(0.03)
Earnings per share available to common stockholders:
Basic	1.69	1.33	0.84
Diluted	1.67	1.31	0.83
Weighted average number of common shares outstanding:
Basic	86,693	85,682	82,285
Diluted	87,506	86,541	82,912
Dividends declared per common share	$—	$—	$—
See accompanying Notes to Consolidated Financial Statements.

WESTERN ALLIANCE BANCORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2014	2013	2012
	(in thousands)
Net income	$147,951	$114,965	$72,639
Other comprehensive income (loss), net:
Unrealized gain on transfer of HTM securities to AFS, net of tax effect of $(5,367) for the respective period presented	8,976	—	—
Unrealized gain (loss) on AFS securities, net of tax effect of $(17,749), $18,240, $(8,974) for each respective period presented	29,683	(30,503)	15,842
Unrealized loss on cash flow hedge, net of tax effect of $0, $10, $284 for each respective period presented	—	(17)	(502)
Realized (gain) loss on sale of AFS securities included in income, net of tax effect of $283, $(447), $1,428, for each respective period presented	(474)	748	(2,521)
Net other comprehensive income (loss)	38,185	(29,772)	12,819
Comprehensive income	$186,136	$85,193	$85,458
See accompanying Notes to Consolidated Financial Statements.

WESTERN ALLIANCE BANCORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Preferred Stock		Common Stock		Additional Paid in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
	(in thousands)
Balance, December 31, 2011	141	$141,000	82,362	$8	$743,780	$(4,593)	$(243,512)	$636,683
Net income (1)	—	—	—	—	—	—	72,639	72,639
Issuance of common stock, net of offering costs of $24	—	—	2,966	1	31,952	—	—	31,953
Exercise of stock options	—	—	397	—	2,802	—	—	2,802
Stock-based compensation	—	—	183	—	1,939	—	—	1,939
Restricted stock grants, net	—	—	557	—	4,379	—	—	4,379
Dividends on preferred stock	—	—	—	—	—	—	(3,793)	(3,793)
Other comprehensive income, net	—	—	—	—	—	12,819	—	12,819
Balance, December 31, 2012 (1)	141	$141,000	86,465	$9	$784,852	$8,226	$(174,666)	$759,421
Net income (1)	—	—	—	—	—	—	114,965	114,965
Exercise of stock options	—	—	440	—	4,595	—	—	4,595
Stock-based compensation	—	—	131	—	3,547	—	—	3,547
Restricted stock grants, net	—	—	150	—	4,152	—	—	4,152
Dividends on preferred stock	—	—	—	—	—	—	(1,410)	(1,410)
Other comprehensive loss, net	—	—	—	—	—	(29,772)	—	(29,772)
Balance, December 31, 2013 (1)	141	$141,000	87,186	$9	$797,146	$(21,546)	$(61,111)	$855,498
Net income	—	—	—	—	—	—	147,951	147,951
Exercise of stock options	—	—	625	—	8,294	—	—	8,294
Stock-based compensation	—	—	86	—	2,913	—	—	2,913
Restricted stock grants, net	—	—	246	—	6,228	—	—	6,228
Issuance of common stock under ATM offering, net of offering costs of $485	—	—	548	—	13,746	—	—	13,746
Preferred stock redemption	(70)	(70,500)	—	—	—	—	—	(70,500)
Dividends on preferred stock	—	—	—	—	—	—	(1,387)	(1,387)
Other comprehensive income, net	—	—	—	—	—	38,185	—	38,185
Balance, December 31, 2014	71	$70,500	88,691	$9	$828,327	$16,639	$85,453	$1,000,928

(1)	As adjusted, see "Note 14. Income Taxes " to the Consolidated Financial Statements.

See accompanying Notes to Consolidated Financial Statements.

WESTERN ALLIANCE BANCORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	December 31,
	2014	2013	2012
	(in thousands)
Cash flows from operating activities:
Net income	$147,951	$114,965	$72,639
Adjustments to reconcile net income to cash provided by operating activities:
Provision for credit losses	4,726	13,220	46,844
Depreciation and amortization	6,166	6,859	6,305
Stock-based compensation	12,465	7,699	6,318
Excess tax benefit of stock-based compensation	(4,194)	(1,552)	(293)
Deferred income taxes	(7,182)	(13,717)	21,723
Net amortization of discounts and premiums for investment securities	8,035	9,727	10,799
Goodwill and intangible impairment	—	—	3,435
Accretion and amortization of fair market value adjustments due to acquisitions of loans	(15,958)	(10,917)	(1,721)
Accretion and amortization of fair market value adjustments due to acquisitions of other assets and liabilities	(552)	437	3,256
Income from bank owned life insurance	(4,508)	(4,809)	(4,439)
Unrealized (gains) / losses on assets and liabilities measured at fair value, net	(1,212)	6,483	(653)
(Gains) / Losses on:
Sales of investment securities	(757)	1,195	(3,949)
Acquisition of Centennial (2013)/Western Liberty (2012)	—	(10,044)	(17,562)
Extinguishment of debt	502	1,387	—
Other assets acquired through foreclosure, net	(2,866)	(5,924)	(727)
Valuation adjustments of other repossessed assets, net	294	3,743	5,029
Sale of premises, equipment, and other assets, net	(2,849)	(206)	(95)
Sale of minority interest in Miller / Russell & Associates, Inc	—	—	(892)
Changes in, net of acquisitions:
Other assets	8,257	33,185	5,135
Other liabilities	14,971	13,318	9,402
Net cash provided by operating activities	163,289	165,049	160,554
Cash flows from investing activities:
Investment securities - measured at fair value
Principal pay downs and maturities	1,144	1,881	1,355
Investment securities - AFS
Purchases	(143,052)	(729,768)	(322,283)
Principal pay downs and maturities	226,455	208,228	365,477
Proceeds from sales	95,826	63,153	225,296
Investment securities - HTM
Purchases	—	—	(13,584)
Principal pay downs and maturities	6,600	5,375	5,735
Purchase of investment tax credits	(32,484)	(40,355)	(24,297)
Sale (purchase) of money market investments, net	2,181	(1,968)	6,679
Proceeds from bank owned life insurance	1,046	2,582	—
Liquidation of restricted stock	4,911	750	2,584
Loan fundings and principal collections, net	(1,560,633)	(728,793)	(915,689)
Purchase of premises, equipment, and other assets, net	(13,925)	(18,873)	(8,554)
Proceeds from sale of other real estate owned and repossessed assets, net	25,918	43,242	40,964
Cash and cash equivalents acquired in acquisition, net	—	21,204	51,209
Net cash used in investing activities	(1,386,013)	(1,173,342)	(585,108)

	December 31,
	2014	2013	2012
	(in thousands)
Cash flows from financing activities:
Net increase in deposits	1,093,353	1,045,173	679,474
Net increase (decrease) in borrowings	40,407	70,159	(204,592)
Early extinguishment of debt	(6,501)	(10,887)	—
Proceeds from exercise of common stock options	8,294	4,595	2,802
Redemption of preferred stock	(70,500)	—	—
Excess tax benefit of stock-based compensation	4,194	1,552	293
Cash dividends paid on preferred stock	(1,387)	(1,410)	(3,793)
Proceeds from issuance of stock in offerings, net	13,746	—	—
Net cash provided by financing activities	1,081,606	1,109,182	474,184
Net (decrease) increase in cash and cash equivalents	(141,118)	100,889	49,630
Cash and cash equivalents at beginning of year	305,514	204,625	154,995
Cash and cash equivalents at end of year	$164,396	$305,514	$204,625
Supplemental disclosure:
Cash paid during the year for:
Interest	$26,516	$28,613	$28,953
Income taxes	35,556	19,105	1,740
Non-cash investing and financing activity:
Transfers to other assets acquired through foreclosure, net	13,777	24,911	28,315
Unfunded commitments to purchase investment tax credits and SBIC commitments	9,798	50,000	53,203
Non-cash assets acquired in acquisitions	—	410,827	116,772
Non-cash liabilities acquired in acquisitions	—	421,987	118,443
Change in unrealized gain (loss) on AFS securities, net of tax	29,209	(29,755)	13,321
Change in unfunded obligations	(28,522)	(34,422)	—
Transfer of HTM securities to AFS, amortized cost	275,292	—	—
Unrealized gain on transfer of HTM securities to AFS, net of tax	8,976	—	—
See accompanying Notes to Consolidated Financial Statements.

WESTERN ALLIANCE BANCORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Nature of operation
WAL is a bank holding company headquartered in Phoenix, Arizona, incorporated under the laws of the state of Delaware. WAL provides a full spectrum of deposit, lending, treasury management, and online banking products and services through its wholly-owned banking subsidiary, WAB. WAB operates the following full-service banking divisions: ABA in Arizona, FIB in Northern Nevada, BON in Southern Nevada, and TPB in California. The Company also serves business customers through a robust national platform of specialized financial services including AAB, WACF, WAEF, WAPF, WARF, and WAWL. On July 1, 2014, all of the outstanding shares of common stock of WAEF, which was previously a subsidiary of WAL, were contributed to WAB by WAL and it is now a subsidiary of the Bank. In addition, the Company has one non-bank subsidiary, LVSP, which holds and manages certain non-performing loans and OREO.
Basis of presentation
The accounting and reporting policies of the Company are in accordance with GAAP and conform to practices within the financial services industry. The accounts of the Company and its consolidated subsidiaries are included in the Consolidated Financial Statements.
Use of estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant changes in the near term relate to the determination of the allowance for credit losses; estimated cash flows related to PCI loans; fair value determinations related to acquisitions and other assets and liabilities carried at fair value; and accounting for income taxes. Although management believes these estimates to be reasonably accurate, actual amounts may differ. In the opinion of management, all adjustments considered necessary have been reflected in the Consolidated Financial Statements.
Principles of consolidation
On December 31, 2013, the Company consolidated its three bank subsidiaries under one bank charter, WAB. As the subsidiary bank mergers did not meet the definition of a business combination under the guidance of ASC 805, Business Combinations, the entities were combined in a method similar to a pooling of interests.
As of December 31, 2014, WAL has eight wholly-owned subsidiaries: WAB, LVSP and six unconsolidated subsidiaries used as business trusts in connection with issuance of trust-preferred securities.
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
Reclassifications
Certain amounts in the Consolidated Financial Statements as of and for the years ended December 31, 2014, 2013, and 2012 have been reclassified to conform to the current presentation. The reclassifications have no effect on net income or stockholders’ equity as previously reported.
Business combinations
Business combinations are accounted for under the acquisition method of accounting in accordance with ASC 805, Business Combinations. Under the acquisition method, the acquiring entity in a business combination recognizes all of the acquired assets and assumed liabilities at their estimated fair values as of the date of acquisition. Any excess of the purchase price over the fair value of net assets and other identifiable intangible assets acquired is recorded as goodwill. To the extent the fair value of net assets acquired, including identified intangible assets, exceeds the purchase price, a bargain purchase gain is recognized. Assets acquired and liabilities assumed from contingencies are also recognized at fair value if the fair value can be determined during the measurement period. Results of operations of an acquired business are included in the Consolidated Income Statement from the date of acquisition. Acquisition-related costs, including conversion and restructuring charges, are expensed as incurred.
Cash and cash equivalents
For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks (including cash items in process of clearing), and federal funds sold. Cash flows from loans originated by the Company and customer deposit accounts are reported net.
The Company maintains amounts due from banks, which at times may exceed federally insured limits. The Company has not experienced any losses in such accounts.
Cash reserve requirements
Depository institutions are required by law to maintain reserves against their transaction deposits. The reserves must be held in cash or with the FRB and banks are permitted to meet this requirement by maintaining the specified amount as an average balance over a two-week period. The total of reserve balances was approximately $11.6 million and $19.1 million as of December 31, 2014 and 2013, respectively.
Investment securities
Investment securities may be classified as HTM, AFS or trading. The appropriate classification is initially decided at the time of purchase. Securities classified as HTM are those debt securities that the Company has both the intent and ability to hold to maturity regardless of changes in market conditions, liquidity needs or general economic conditions. These securities are carried at amortized cost. The sale of a security within three months of its maturity date or after the majority of the principal outstanding has been collected is considered a maturity for purposes of classification and disclosure. See "Note 2. Investment Securities" of these Notes to Consolidated Financial Statements for further discussion regarding the Company's HTM portfolio during the year ended December 31, 2014.
Securities classified as AFS or trading are reported as an asset on the Consolidated Balance Sheets at their estimated fair value. As the fair value of AFS securities changes, the changes are reported net of income tax as an element of OCI, except for other-than-temporarily-impaired securities. When AFS securities are sold, the unrealized gain or loss is reclassified from OCI to non-interest income. The changes in the fair values of trading securities are reported in non-interest income. Securities classified as AFS are both equity and debt securities that the Company intends to hold for an indefinite period of time, but not necessarily to maturity. Any decision to sell a security classified as AFS would be based on various factors, including significant movements in interest rates, changes in the maturity mix of the Company’s assets and liabilities, liquidity needs, decline in credit quality, and regulatory capital considerations.
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
The Company may acquire loans through a business combination or in a purchase for which differences may exist between the contractual cash flows and the cash flows expected to be collected, which are due, at least in part, to credit quality. Loans are evaluated individually to determine if there has been credit deterioration since origination. Such loans may then be aggregated and accounted for as a pool of loans based on common characteristics. When the Company acquires such loans, the yield that may be accreted (accretable yield) is limited to the excess of the Company’s estimate of undiscounted cash flows expected to be collected over the Company’s initial investment in the loan. The excess of contractual cash flows over the cash flows expected to be collected may not be recognized as an adjustment to yield, loss, or a valuation allowance. Subsequent increases in cash flows expected to be collected generally are recognized prospectively through adjustment of the loan’s yield over the remaining life. Subsequent decreases to cash flows expected to be collected are recognized as impairment. The Company may not carry over or create a valuation allowance in the initial accounting for loans acquired under these circumstances. For additional information, see "Note 3. Loans, Leases and Allowance for Credit Losses" of these Notes to Consolidated Financial Statements.
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
Non-accrual loans: For all loan types except credit cards, when a borrower discontinues making payments as contractually required by the note, the Company must determine whether it is appropriate to continue to accrue interest. The Company ceases accruing interest income when the loan has become delinquent by more than 90 days or when management determines that the full repayment of principal and collection of interest according to contractual terms is no longer likely. The Company may decide to continue to accrue interest on certain loans more than 90 days delinquent if the loans are well secured by collateral and in the process of collection. Credit card loans and other personal loans are typically charged off no later than 180 days delinquent.
For all loan types, when a loan is placed on non-accrual status, all interest accrued but uncollected is reversed against interest income in the period in which the status is changed and, the Company makes a loan-level decision to apply either the cash basis or cost recovery method. The Company recognizes income on a cash basis only for those non-accrual loans for which the collection of the remaining principal balance is not in doubt. Under the cost recovery method, subsequent payments received from the customer are applied to principal and generally no further interest income is recognized until the principal has been paid in full or until circumstances have changed such that payments are again consistently received as contractually required.

Impaired loans: A loan is identified as impaired when it is no longer probable that interest and principal will be collected according to the contractual terms of the original loan agreement. Generally, impaired loans are classified as non-accrual. However, in certain instances, impaired loans may continue on an accrual basis, if full repayment of all principal and interest is expected and the loan is both well secured and in the process of collection. Impaired loans are measured for reserve requirements in accordance with ASC 310, Receivables, based on the present value of expected future cash flows discounted at the loan's effective interest rate or, as a practical expedient, at the loan's observable market price or the fair value of the collateral less applicable disposition costs if the loan is collateral dependent. The amount of an impairment reserve, if any, and any subsequent changes are recorded as a provision for credit losses. Losses are recorded as a charge-off when losses are confirmed. In addition to management's internal loan review process, the FDIC may from time to time direct the Company to modify loan grades, loan impairment calculations or loan impairment methodology.
Troubled Debt Restructured Loans: A TDR loan is a loan on which the Company, for reasons related to a borrower’s financial difficulties, grants a concession to the borrower that the Company would not otherwise consider. The loan terms that have been modified or restructured due to a borrower’s financial situation include, but are not limited to, a reduction in the stated interest rate, an extension of the maturity or renewal of the loan at an interest rate below current market, a reduction in the face amount of the debt, a reduction in the accrued interest, or deferral of interest payments. A TDR loan is also considered impaired. A TDR loan may be returned to accrual status when the loan is brought current, has performed in accordance with the contractual restructured terms for a reasonable period of time (generally six months) and the ultimate collectability of the total contractual restructured principal and interest is no longer in doubt. However, such loans continue to be considered impaired. Consistent with regulatory guidance, a TDR loan that is subsequently modified in another restructuring agreement but has shown sustained performance and classification as a TDR, will be removed from TDR status provided that the modified terms were market-based at the time of modification.
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
The Company’s allowance for credit loss methodology incorporates several quantitative and qualitative risk factors used to establish the appropriate allowance for credit losses at each reporting date. Quantitative factors include: 1) the Company's historical loss experience: 2) levels of and trends in delinquencies and impaired loans; 3) levels of and trends in charge-offs and recoveries; 4) trends in volume and terms of loans; 5) changes in underwriting standards or lending policies; 6) experience, ability, depth of lending staff; 7) national and local economic trends and conditions; 8) changes in credit concentrations; 9) out-of-market exposures; 10) changes in quality of loan review system; and 11) changes in the value of underlying collateral.
An internal ten-year loss history is also incorporated into the allowance calculation model. Due to the credit concentration of our loan portfolio in real estate secured loans, the value of collateral is heavily dependent on real estate values in Nevada, Arizona and California, which, in some cases, have declined substantially from their peak. While management uses the best information available to make its evaluation, future adjustments to the allowance may be necessary if there are significant changes in economic or other conditions. In addition, the FDIC and state bank regulatory agency, as an integral part of their examination processes, periodically review the Bank's allowance for credit losses, and may require us to make additions to the allowance based on their judgment about information available to them at the time of their examination. Management regularly reviews the assumptions and formulae used in determining the allowance and makes adjustments if required to reflect the current risk profile of the portfolio.
The allowance consists of specific and general components. The specific allowance applies to impaired loans. For impaired collateral dependent loans, the reserve is calculated based on the collateral value, net of estimated disposition costs. Generally, the Company obtains independent collateral valuation analysis for each loan every twelve months. Loans not collateral dependent are evaluated based on the expected future cash flows discounted at the original contractual interest rate. The Company's impairment analysis also incorporates various valuation considerations, including loan type, loss experience, and geographic criteria.
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

Years
Bank premises	31
Furniture, fixtures, and equipment	3 - 10
Leasehold improvements	3 - 10
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
The Company’s intangible assets consist of core deposit intangible assets that are amortized over periods ranging from 5 to 12 years. The Company evaluates the remaining useful lives of its core deposit intangible assets each reporting period, as required by ASC 350, Intangibles—Goodwill and Other, to determine whether events and circumstances warrant a revision to the remaining period of amortization. If the estimate of an intangible asset’s remaining useful life has changed, the remaining carrying amount of the intangible asset is amortized prospectively over that revised remaining useful life. The Company has not revised its estimates of the useful lives of its core deposit intangibles during the years ended December 31, 2014, 2013, or 2012.
Other assets acquired through foreclosure
Other assets acquired through foreclosure consist primarily of properties acquired as a result of, or in-lieu-of, foreclosure. Properties or other assets (primarily repossessed assets formerly leased) are classified as OREO and other repossessed property and are initially reported at fair value of the asset less estimated selling costs. Subsequent adjustments are based on the lower of carrying value or fair value less estimated costs to sell the property. Costs related to the development or improvement of the assets are capitalized and costs related to holding the assets are charged to non-interest expense. Property is evaluated regularly to ensure the recorded amount is supported by its current fair value and valuation allowances.
Investments in low income housing credits
The Company invests in Limited Partnerships formed for the purpose of investing in low income housing projects, which qualify for federal LIHTC. These investments are expected to generate tax credits over the next ten years. The Company adopted the amended guidance in ASU 2014-01, Accounting for Investments in Qualified Affordable Housing Projects, beginning on January 1, 2014 and now accounts for these investments using the proportional amortization method. See "Note 14. Income Taxes" for the impact that adoption had on the Company's financial condition and results of operations as well as additional disclosures required under these amendments.

At December 31, 2014, other assets included $126.6 million related to this investment and other liabilities included $51.4 million related to future unconditional equity commitments. At December 31, 2013, other assets included $125.3 million related to this investment and other liabilities included $66.6 million related to future unconditional equity commitments.
Bank owned life insurance
BOLI is stated at its cash surrender value with changes recorded in other non-interest income in the Consolidated Income Statements. The face amount of the underlying policies including death benefits was $321.9 million and $323.9 million as of December 31, 2014 and 2013, respectively. There are no loans offset against cash surrender values, and there are no restrictions as to the use of proceeds.
Customer repurchase agreements
The Company enters into repurchase agreements with customers, whereby it pledges securities against overnight investments made from the customer’s excess collected funds. The Company records these at the amount of cash received in connection with the transaction.
Stock compensation plans
The Company has the Incentive Plan, as amended, which is described more fully in "Note 10. Stockholders' Equity" of these Notes to Consolidated Financial Statements. Compensation expense for stock options and non-vested restricted stock awards is based on the fair value of the award on the measurement date which, for the Company, is the date of the grant and is recognized ratably over the service period of the award. The Company utilizes the Black-Scholes option-pricing model to calculate the fair value of stock options. The fair value of non-vested restricted stock awards is the market price of the Company’s stock on the date of grant.
See "Note 10. Stockholders' Equity" of these Notes to Consolidated Financial Statements for further discussion of stock options, stock warrants and restricted stock awards.
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
Changes in the fair value of a derivative that is designated and qualifies as a fair value hedge, along with changes in the fair value of the hedged asset or liability that are attributable to the hedged risk are recorded in current-period earnings. For a cash flow hedge, the effective portion of the change in the fair value of the derivative is recorded in AOCI and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Any ineffective portion of the change in fair value of a cash flow hedge is recognized immediately in non-interest income in the Consolidated Income Statement. Under both the fair value and cash flow hedge scenarios, changes in the fair value of derivatives not considered to be highly effective in hedging the change in fair value or the expected cash flows of the hedged item are recognized in earnings as non-interest income during the period of the change.
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
Derivative instruments that are not designated as hedges, so called free-standing derivatives, are reported in the Consolidated Balance Sheets at fair value and the changes in fair value are recognized in earnings as non-interest income during the period of change.
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
Income taxes
The Company and its subsidiaries, other than BW Real Estate, Inc., file a consolidated federal tax return. Due to tax regulations and GAAP, several items of income and expense are recognized in different periods for tax return purposes than for financial reporting purposes. These items represent temporary differences. Deferred taxes are provided on an asset and liability method, whereby deferred tax assets are recognized for deductible temporary differences and tax credit carryovers and deferred tax liabilities are recognized for taxable temporary differences. A temporary difference is the difference between the reported amount of an asset or liability and its tax basis. A deferred tax asset is reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax asset will not be realized. Deferred tax assets and liabilities are adjusted for the effect of changes in tax laws and rates on the date of enactment. See "Note 14. Income Taxes" of these Notes to Consolidated Financial Statements for further discussion on income taxes.
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
Management uses its best judgment in estimating the fair value of the Company’s financial instruments; however, there are inherent limitations in any estimation technique. Therefore, for substantially all financial instruments, the fair value estimates presented herein are not necessarily indicative of the amounts the Company could have realized in a sales transaction at December 31, 2014 and 2013. The estimated fair value amounts for December 31, 2014 and 2013 have been measured as of period-end, and have not been reevaluated or updated for purposes of these Consolidated Financial Statements subsequent to those dates. As such, the estimated fair values of these financial instruments subsequent to the reporting date may be different than the amounts reported at the period-end.
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

Investment securities
The fair values of mutual funds and exchange-listed preferred stock are based on quoted market prices and are categorized as Level 1 in the fair value hierarchy.
The fair values of other investment securities were determined based on matrix pricing. Matrix pricing is a mathematical technique that utilizes observable market inputs including, for example, yield curves, credit ratings and prepayment speeds. Fair values determined using matrix pricing are generally categorized as Level 2 in the fair value hierarchy.
The Company owns certain CDOs for which quoted prices are not available. Quoted prices for similar assets are also not available for these investment securities. In order to determine the fair value of these securities, the Company engages a third party to estimate the future cash flows and discount rate using third party quotes adjusted based on assumptions regarding the adjustments a market participant would assume necessary for each specific security. As a result of the lack of an active market, the resulting fair values have been categorized as Level 3 in the fair value hierarchy.
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
Loans
Fair value for loans is estimated based on discounted cash flows using interest rates currently being offered for loans with similar terms to borrowers with similar credit quality and adjustments that the Company believes a market participant would consider in determining fair value based on a third party independent valuation. As a result, the fair value for certain loans is categorized as Level 2 in the fair value hierarchy, excluding impaired loans which are categorized as Level 3.
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
Deposits
The fair value disclosed for demand and savings deposits is by definition equal to the amount payable on demand at their reporting date (that is, their carrying amount), which the Company believes a market participant would consider in determining fair value. The carrying amount for variable-rate deposit accounts approximates their fair value. Fair values for fixed-rate certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities on these deposits. The fair value measurement of the deposit liabilities is categorized as Level 2 in the fair value hierarchy.
FHLB advances and other borrowings
The fair values of the Company’s borrowings are estimated using discounted cash flow analyses, based on the market rates for similar types of borrowing arrangements. The FHLB advances have been categorized as Level 2 in the fair value hierarchy due to their short durations. Other borrowings have been categorized as Level 3 in the fair value hierarchy.
Junior subordinated debt
Junior subordinated debt is valued by comparing interest rates and spreads to an index relative to the ten year treasury rate and discounting the contractual cash flows on the Company's debt using these market rates. Junior subordinated debt has been categorized as Level 3 in the fair value hierarchy.

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

In January 2014, the FASB issued guidance within ASU 2014-01, Accounting for Investments in Qualified Affordable Housing Projects. The amendments in ASU 2014-01 to Topic 323, Equity Investments and Joint Ventures, provide guidance on accounting for investments by a reporting entity in flow-through limited liability entities that manage or invest in affordable housing projects that qualify for the LIHTC. The amendments permit reporting entities to make an accounting policy election to account for their investments in qualified affordable housing projects using the proportional amortization method if certain conditions are met. Under the proportional amortization method, an entity amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits received and recognizes the net investment performance in the income statement as a component of income tax expense (benefit). The amendments are effective for fiscal years, and interim periods within those years, beginning after December 31, 2014 and should be applied retrospectively to all periods presented, with early adoption permitted. All of the Company's LIHTC investments are within the scope of this guidance and the Company has adopted this amended guidance beginning on January 1, 2014. As a result, prior period financial information has been adjusted to conform to the amended guidance. See "Note 14. Income Taxes" for the impact that adoption had on the Company's financial condition and results of operations as well as additional disclosures required under these amendments.

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

In June 2014, the FASB issued guidance within ASU 2014-12, Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. The amendments in ASU 2014-12 to Topic 718, Compensation - Stock Compensation, provide explicit guidance on whether to treat a performance target that could be achieved after the requisite service period as a performance condition that affects vesting or as a nonvesting condition that affects the grant-date fair value of an award. The amendments are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Early adoption is permitted. An entity may elect to apply the amendments either prospectively to all awards granted or modified after the effective date or retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter. The adoption of this guidance is not expected to have a material impact on the Company's Consolidated Financial Statements.

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
2. INVESTMENT SECURITIES
The carrying amounts and fair values of investment securities at December 31, 2014 and 2013 are summarized as follows:

	December 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
	(in thousands)
Available-for-sale
U.S. government sponsored agency securities	$18,701	$—	$(355)	$18,346
Corporate debt securities	52,773	717	(1,001)	52,489
Municipal obligations	285,398	13,688	(49)	299,037
Preferred stock	83,192	2,099	(2,679)	82,612
Mutual funds	37,449	500	(247)	37,702
Residential MBS issued by GSEs	881,734	11,440	(1,985)	891,189
Commercial MBS issued by GSEs	2,047	100	—	2,147
Private label residential MBS	70,985	379	(1,121)	70,243
Private label commercial MBS	5,017	132	—	5,149
Trust preferred securities	32,000	—	(6,454)	25,546
CRA investments	24,302	30	—	24,332
Collateralized debt obligations	50	11,395	—	11,445
Total AFS securities	$1,493,648	$40,480	$(13,891)	$1,520,237

Securities measured at fair value
Residential MBS issued by GSEs				$1,858
In May 2014, the Company's Finance and Investment Committee reassessed the Company's holdings in CDOs, and gave management the discretion to sell CDOs to reinvest in higher grade investment securities. This change in intent, prior to maturity or recovery, necessitated a reclassification of all HTM securities to AFS. At the date of transfer, the securities had a total amortized cost of $275.3 million and fair value of $289.6 million. The Company recognized an unrealized gain of $9.0 million, net of tax, in AOCI at the date of the transfer.

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
The Company conducts an OTTI analysis on a quarterly basis. The initial indication of OTTI for both debt and equity securities is a decline in the market value below the amount recorded for an investment, and taking into account the severity and duration of the decline. Another potential indication of OTTI is a downgrade below investment grade. In determining whether an impairment is OTTI, the Company considers the length of time and the extent to which the market value has been below cost, recent events specific to the issuer, including investment downgrades by rating agencies and economic conditions of its industry, and the Company’s ability and intent to hold the investment for a period of time sufficient to allow for any anticipated recovery. For marketable equity securities, the Company also considers the issuer’s financial condition, capital strength, and near-term prospects.
For debt securities, for the purpose of OTTI analysis, the Company also considers the cause of the price decline (general level of interest rates and industry and issuer-specific factors), the issuer’s financial condition, near-term prospects, and current ability to make future payments in a timely manner, as well as the issuer’s ability to service debt, and any change in agencies’ ratings at the evaluation date from the acquisition date and any likely imminent action. For ARPS with a fair value below cost that is not attributable to the credit deterioration of the issuer, such as a decline in cash flows from the security or a downgrade in the security’s rating below investment grade, a loss is recorded in other comprehensive income rather than earnings when the Company determines there is intent and ability to retain its investment for a period of time sufficient to allow for any anticipated recovery in fair value.
The Company has reviewed securities for which there is an unrealized loss in accordance with its accounting policy for OTTI described above and determined that there were no impairment charges for the years ended December 31, 2014, 2013 and 2012. The Company does not consider any securities to be other-than-temporarily impaired as of December 31, 2014 and 2013. OTTI is reassessed quarterly. No assurance can be made that additional OTTI will not occur in future periods.

Information pertaining to securities with gross unrealized losses at December 31, 2014 and 2013, aggregated by investment category and length of time that individual securities have been in a continuous loss position follows:

	December 31, 2014
	Less Than Twelve Months		More Than Twelve Months		Total
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(in thousands)
Available-for-sale
U.S. government sponsored agency securities	$—	$—	$355	$18,346	$355	$18,346
Corporate debt securities	139	9,860	862	29,139	1,001	38,999
Preferred stock	232	13,811	2,447	28,109	2,679	41,920
Mutual funds	247	25,855	—	—	247	25,855
Residential MBS issued by GSEs	227	49,217	1,758	97,296	1,985	146,513
Municipal obligations	—	—	49	4,430	49	4,430
Private label residential MBS	157	24,056	964	26,614	1,121	50,670
Trust preferred securities	—	—	6,454	25,546	6,454	25,546
Total AFS securities	$1,002	$122,799	$12,889	$229,480	$13,891	$352,279

	December 31, 2013
	Less Than Twelve Months		More Than Twelve Months		Total
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(in thousands)
Available-for-sale
U.S. government sponsored agency securities	$2,135	$46,975	$—	$—	$2,135	$46,975
Preferred stock	7,479	44,637	—	—	7,479	44,637
Mutual funds	984	30,101	—	—	984	30,101
Residential MBS issued by GSEs	11,934	601,757	614	8,984	12,548	610,741
Municipal obligations	3,545	72,301	2,777	17,923	6,322	90,224
Private label residential MBS	2,009	32,516	142	3,583	2,151	36,099
Trust preferred securities	—	—	8,195	23,807	8,195	23,807
CRA investments	548	23,823	—	—	548	23,823
Total AFS securities	$28,634	$852,110	$11,728	$54,297	$40,362	$906,407

Held-to-maturity
Corporate debt securities	$163	$9,837	$3,663	$71,337	$3,826	$81,174
Municipal obligations	1,624	50,740	746	5,102	2,370	55,842
Total HTM securities	$1,787	$60,577	$4,409	$76,439	$6,196	$137,016
At December 31, 2014 and 2013, the Company’s unrealized losses relate primarily to interest rate fluctuations, credit spread widening, and reduced liquidity in applicable markets. The total number of securities in an unrealized loss position at December 31, 2014 was 109, compared to 252 at December 31, 2013. In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and industry analysis reports. Since material downgrades have not occurred and management does not intend to sell the debt securities in an unrealized loss position in the foreseeable future, none of the securities described in the above table or in this paragraph were deemed to be OTTI.
The preferred stock and trust preferred securities have yields based on floating rate LIBOR, which are highly correlated to the federal funds rate and have been negatively affected by the low rate environment. This has resulted in unrealized losses for these securities. The FRB continues to express its intention to keep interest rates, particularly the federal funds rate, at historically low levels into 2015.
The amortized cost and fair value of securities as of December 31, 2014, by contractual maturities, are shown below. The actual maturities of the MBS may differ from their contractual maturities because the loans underlying the securities may be repaid without any penalties due to borrowers that have the right to call or prepay obligations with or without call or prepayment penalties. Therefore, these securities are listed separately in the maturity summary.

	December 31, 2014
	Amortized Cost	Estimated Fair Value
	(in thousands)
Available-for-sale
Due in one year or less	$70,846	$71,245
After one year through five years	49,195	51,266
After five years through ten years	150,079	153,067
After ten years	263,745	275,931
Mortgage-backed securities	959,783	968,728
Total AFS securities	$1,493,648	$1,520,237
The following tables summarize the carrying amount of the Company’s investment ratings position as December 31, 2014 and 2013:

	December 31, 2014
	AAA	Split-rated AAA/AA+	AA+ to AA-	A+ to A-	BBB+ to BBB-	BB+ and below	Unrated	Totals
	(in thousands)
Available-for-sale
Municipal obligations	$8,168	$—	$138,256	$146,155	$6,263	$195	$—	$299,037
Residential MBS issued by GSEs	—	891,189	—	—	—	—	—	891,189
Commercial MBS issued by GSEs	—	2,147	—	—	—	—	—	2,147
Private label residential MBS	59,944	—	68	3,439	3,595	3,197	—	70,243
Private label commercial MBS	5,149	—	—	—	—	—	—	5,149
Mutual funds (2)	—	—	—	—	37,702	—	—	37,702
U.S. government sponsored agency securities	—	18,346	—	—	—	—	—	18,346
Preferred stock	—	—	—	—	54,585	17,632	10,395	82,612
Trust preferred securities	—	—	—	—	25,546	—	—	25,546
Collateralized debt obligations	—	—	—	—	—	11,445	—	11,445
Corporate debt securities	—	—	2,759	5,570	44,160	—	—	52,489
CRA investments	—	—	—	—	—	—	24,332	24,332
Total AFS securities (1)	$73,261	$911,682	$141,083	$155,164	$171,851	$32,469	$34,727	$1,520,237

Securities measured at fair value
Residential MBS issued by GSEs	$—	$1,858	$—	$—	$—	$—	$—	$1,858

(1)	The Company uses the average credit rating of the combination of S&P, Moody’s, and Fitch, where ratings differ.

(2)	At least 80% of mutual funds are investment grade corporate debt securities.

	December 31, 2013
	AAA	Split-rated AAA/AA+	AA+ to AA-	A+ to A-	BBB+ to BBB-	BB+ and below	Unrated	Totals
	(in thousands)
Available-for-sale
Municipal obligations	$—	$—	$58,061	$57,389	$—	$215	$—	$115,665
Residential MBS issued by GSEs	—	1,021,421	—	—	—	—	—	1,021,421
Private label residential MBS	23,646	—	125	4,101	4,625	3,602	—	36,099
Private label commercial MBS	5,433	—	—	—	—	—	—	5,433
Mutual funds (2)	—	—	—	—	36,532	—	—	36,532
U.S. government sponsored agency securities	—	46,975	—	—	—	—	—	46,975
Preferred stock	—	—	—	—	45,847	13,244	2,393	61,484
Trust preferred securities	—	—	—	—	23,805	—	—	23,805
CRA investments	—	—	—	—	—	—	23,282	23,282
Total AFS securities (1)	$29,079	$1,068,396	$58,186	$61,490	$110,809	$17,061	$25,675	$1,370,696

Securities measured at fair value
Residential MBS issued by GSEs	$—	$3,036	$—	$—	$—	$—	$—	$3,036

Held-to-maturity
Municipal obligations	$7,965	$—	$71,749	$96,560	$7,305	$—	$—	$183,579
Collateralized debt obligations	—	—	—	—	—	50	—	50
Corporate debt securities	—	—	2,697	35,102	59,978	—	—	97,777
CRA investments	—	—	—	—	—	—	1,600	1,600
Total HTM securities	$7,965	$—	$74,446	$131,662	$67,283	$50	$1,600	$283,006

(1)	The Company uses the average credit rating of the combination of S&P, Moody’s, and Fitch, where ratings differ.

(2)	At least 80% of mutual funds are investment grade corporate debt securities.
Securities with carrying amounts of approximately $755.5 million and $662.5 million at December 31, 2014 and 2013, respectively, were pledged for various purposes as required or permitted by law.
The following table presents gross gains and losses on sales of investment securities:

	Year Ended December 31,
	2014	2013	2012
	(in thousands)
Gross gains	$1,118	$1,569	$4,270
Gross losses	(361)	(2,764)	(321)
Net gains (losses) on sales of investment securities	$757	$(1,195)	$3,949

3. LOANS, LEASES AND ALLOWANCE FOR CREDIT LOSSES
The composition of the Company’s loan portfolio is as follows:

	December 31,
	2014	2013
	(in thousands)
Commercial and industrial	$3,327,629	$2,236,740
Commercial real estate - non-owner occupied	2,058,620	1,843,415
Commercial real estate - owner occupied	1,734,617	1,561,862
Construction and land development	754,154	537,231
Residential real estate	298,872	350,312
Commercial leases	204,270	235,968
Consumer	32,633	45,153
Net deferred loan fees and costs	(12,530)	(9,266)
Loans, net of deferred loan fees and costs	8,398,265	6,801,415
Allowance for credit losses	(110,216)	(100,050)
Total	$8,288,049	$6,701,365
The following table presents the contractual aging of the recorded investment in past due loans by class of loans, excluding deferred fees and costs:

	December 31, 2014
	Current	30-59 Days Past Due	60-89 Days Past Due	Over 90 days Past Due	Total Past Due	Total
	(in thousands)
Commercial real estate
Owner occupied	$1,731,887	$1,412	$181	$1,137	$2,730	$1,734,617
Non-owner occupied	1,861,205	2,391	3,361	8,740	14,492	1,875,697
Multi-family	182,478	—	445	—	445	182,923
Commercial and industrial
Commercial	3,325,059	1,518	15	1,037	2,570	3,327,629
Leases	204,270	—	—	—	—	204,270
Construction and land development
Construction	392,696	—	—	—	—	392,696
Land	358,013	—	2,640	805	3,445	361,458
Residential real estate	291,535	2,347	205	4,785	7,337	298,872
Consumer	32,176	172	20	265	457	32,633
Total loans	$8,379,319	$7,840	$6,867	$16,769	$31,476	$8,410,795

	December 31, 2013
	Current	30-59 Days Past Due	60-89 Days Past Due	Over 90 days Past Due	Total Past Due	Total
	(in thousands)
Commercial real estate
Owner occupied	$1,555,210	$1,759	$406	$4,487	$6,652	$1,561,862
Non-owner occupied	1,627,062	8,774	4,847	15,767	29,388	1,656,450
Multi-family	186,965	—	—	—	—	186,965
Commercial and industrial
Commercial	2,232,186	1,868	233	2,453	4,554	2,236,740
Leases	235,618	—	—	350	350	235,968
Construction and land development
Construction	291,883	—	—	—	—	291,883
Land	243,741	264	1,343	—	1,607	245,348
Residential real estate	339,566	2,423	1,368	6,955	10,746	350,312
Consumer	44,018	466	155	514	1,135	45,153
Total loans	$6,756,249	$15,554	$8,352	$30,526	$54,432	$6,810,681
The following table presents the recorded investment in non-accrual loans and loans past due ninety days or more and still accruing interest by class of loans:

	December 31, 2014				December 31, 2013
	Non-accrual loans			Loans past due 90 days or more and still accruing	Non-accrual loans			Loans past due 90 days or more and still accruing
	Current	Past Due/ Delinquent	Total Non-accrual		Current	Past Due/ Delinquent	Total Non-accrual
	(in thousands)
Commercial real estate
Owner occupied	$13,630	$—	$13,630	$1,138	$9,330	$3,600	$12,930	$887
Non-owner occupied	30,226	8,601	38,827	2,171	17,930	23,996	41,926	—
Multi-family	—	—	—	—	—	—	—	—
Commercial and industrial
Commercial	2,621	496	3,117	703	622	2,682	3,304	125
Leases	373	—	373	—	99	350	449	—
Construction and land development
Construction	—	—	—	—	—	—	—	—
Land	2,686	2,640	5,326	805	3,133	1,392	4,525	—
Residential real estate	1,332	4,841	6,173	232	5,067	7,413	12,480	47
Consumer	25	188	213	83	27	39	66	475
Total	$50,893	$16,766	$67,659	$5,132	$36,208	$39,472	$75,680	$1,534
The reduction in interest income associated with loans on non-accrual status was approximately $3.8 million, $5.4 million, and $5.5 million for the years ended December 31, 2014, 2013, and 2012, respectively.
The Company utilizes an internal asset classification system as a means of reporting problem and potential problem loans. Under the Company’s risk rating system, the Company classifies problem and potential problem loans as Special Mention, Substandard, Doubtful, and Loss. Substandard loans include those characterized by well-defined weaknesses and carry the distinct possibility that the Company will sustain some loss if the deficiencies are not corrected. Loans classified as Doubtful, or risk rated eight, have all the weaknesses inherent in those classified as Substandard with the added characteristic that the weaknesses present make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable. The final rating of Loss covers loans considered uncollectible and having such little recoverable value that it is not practical to defer writing off the asset. Loans that do not currently expose the Company to sufficient risk to warrant classification in one of the aforementioned categories, but possess weaknesses that deserve management’s close attention, are deemed to be Special Mention. Risk ratings are updated, at a minimum, quarterly.

The following tables present gross loans by risk rating:

	December 31, 2014
	Pass	Special Mention	Substandard	Doubtful	Loss	Total
	(in thousands)
Commercial real estate
Owner occupied	$1,665,981	$28,054	$39,258	$1,324	$—	$1,734,617
Non-owner occupied	1,776,540	35,746	62,971	440	—	1,875,697
Multi-family	182,478	—	445	—	—	182,923
Commercial and industrial
Commercial	3,295,996	14,351	17,127	155	—	3,327,629
Leases	201,477	2,420	373	—	—	204,270
Construction and land development
Construction	387,941	4,274	481	—	—	392,696
Land	329,987	10,288	21,183	—	—	361,458
Residential real estate	283,529	2,037	13,306	—	—	298,872
Consumer	32,057	228	348	—	—	32,633
Total	$8,155,986	$97,398	$155,492	$1,919	$—	$8,410,795

	December 31, 2014
	Pass	Special Mention	Substandard	Doubtful	Loss	Total
	(in thousands)
Current (up to 29 days past due)	$8,152,312	$94,989	$130,254	$1,764	$—	$8,379,319
Past due 30 - 59 days	2,772	193	4,720	155	—	7,840
Past due 60 - 89 days	385	36	6,446	—	—	6,867
Past due 90 days or more	517	2,180	14,072	—	—	16,769
Total	$8,155,986	$97,398	$155,492	$1,919	$—	$8,410,795

	December 31, 2013
	Pass	Special Mention	Substandard	Doubtful	Loss	Total
	(in thousands)
Commercial real estate
Owner occupied	$1,483,190	$33,065	$44,649	$958	$—	$1,561,862
Non-owner occupied	1,498,500	64,588	93,362	—	—	1,656,450
Multi-family	186,479	—	486	—	—	186,965
Commercial and industrial
Commercial	2,208,947	10,058	16,231	1,504	—	2,236,740
Leases	231,344	4,175	449	—	—	235,968
Construction and land development
Construction	291,402	481	—	—	—	291,883
Land	210,615	13,762	20,971	—	—	245,348
Residential real estate	323,333	3,037	23,942	—	—	350,312
Consumer	43,516	799	838	—	—	45,153
Total	$6,477,326	$129,965	$200,928	$2,462	$—	$6,810,681

	December 31, 2013
	Pass	Special Mention	Substandard	Doubtful	Loss	Total
	(in thousands)
Current (up to 29 days past due)	$6,471,951	$129,208	$154,441	$649	$—	$6,756,249
Past due 30 - 59 days	4,205	602	10,747	—	—	15,554
Past due 60 - 89 days	1,123	155	7,074	—	—	8,352
Past due 90 days or more	47	—	28,666	1,813	—	30,526
Total	$6,477,326	$129,965	$200,928	$2,462	$—	$6,810,681
The table below reflects the recorded investment in loans classified as impaired:

	December 31,
	2014	2013
	(in thousands)
Impaired loans with a specific valuation allowance under ASC 310 (1)	$124,928	$25,754
Impaired loans without a specific valuation allowance under ASC 310 (2)	41,822	152,623
Total impaired loans	$166,750	$178,377
Valuation allowance related to impaired loans (3)	$(10,765)	$(5,280)

(1)	Includes TDR loans with a specific valuation allowance under ASC 310 of $103.3 million and $4.5 million at December 31, 2014 and 2013, respectively.

(2)	Includes TDR loans without a specific valuation allowance under ASC 310 of $35.0 million and $123.4 million at December 31, 2014 and 2013, respectively.

(3)	Includes valuation allowance related to TDR loans of $8.9 million and $1.2 million at December 31, 2014 and 2013, respectively.
As a result of the FDIC review performed as of March 31, 2014, the FDIC recommended that the Company revise its methodology regarding certain impaired loans individually assessed for impairment under ASC 450. Under the previous methodology, the Company first assessed impairment on individual loans and, if no specific allowance was needed, the Company would classify these loans as impaired loans without a specific valuation allowance under ASC 310, but maintained an allowance based on qualitative considerations under ASC 450. Under the revised methodology, including an impairment analysis that incorporates various valuation considerations such as loan type, risk rating, loss experience, and geographic criteria, these loans are now classified as impaired loans with a specific valuation allowance under ASC 310 and no qualitative allowance is provided under ASC 450. This has resulted in a higher balance of impaired loans with a specific valuation allowance under ASC 310 as of December 31, 2014 compared to December 31, 2013. During 2014, the valuation allowance for these loans increased from $2.3 million under ASC 450 as of December 31, 2013 to $6.1 million as of December 31, 2014 pursuant to the revised methodology.
The following table presents impaired loans by class:

	December 31,
	2014	2013
	(in thousands)
Commercial real estate
Owner occupied	$44,893	$37,902
Non-owner occupied	66,324	73,152
Multi-family	—	—
Commercial and industrial
Commercial	13,749	449
Leases	373	16,892
Construction and land development
Construction	—	—
Land	21,748	23,069
Residential real estate	19,300	26,376
Consumer	363	537
Total	$166,750	$178,377

A valuation allowance is established for an impaired loan when the fair value of the loan is less than the recorded investment. In certain cases, portions of impaired loans are charged-off to realizable value instead of establishing a valuation allowance and are included, when applicable in the table above as “Impaired loans without a specific valuation allowance under ASC 310.” However, before concluding that an impaired loan needs no associated valuation allowance, an assessment is made to consider all available and relevant information for the method used to evaluate impairment and the type of loan being assessed. The valuation allowance disclosed above is included in the allowance for credit losses reported in the Consolidated Balance Sheets as of December 31, 2014 and 2013.
The following table presents the average investment in impaired loans and income recognized on impairment loans:

	Year Ended December 31,
	2014	2013	2012
	(in thousands)
Average balance during the year on impaired loans	$169,758	$182,670	$214,499
Interest income recognized on impaired loans	5,494	6,235	6,761
Interest recognized on non-accrual loans, cash basis	2,536	1,916	191
The following table presents average investment in impaired loans by loan class:

	Year Ended December 31,
	2014	2013	2012
	(in thousands)
Commercial real estate
Owner occupied	$37,048	$49,452	$57,147
Non-owner occupied	68,821	56,110	57,284
Multi-family	—	89	872
Commercial and industrial
Commercial	16,168	15,023	24,094
Leases	410	727	874
Construction and land development
Construction	—	—	986
Land	21,580	27,326	36,499
Residential real estate	25,223	33,339	35,639
Consumer	508	604	1,104
Total	$169,758	$182,670	$214,499
The average investment in TDR loans included in the average investment in impaired loans table above for the years ended December 31, 2014, 2013, and 2012 was $126.6 million, $141.8 million, and $171.7 million, respectively.

The following table presents interest income on impaired loans by class:

	Year Ended December 31,
	2014	2013	2012
	(in thousands)
Commercial real estate
Owner occupied	$1,550	$1,726	$2,130
Non-owner occupied	1,484	2,043	1,968
Multi-family	1	—	—
Commercial and industrial
Commercial	745	1,087	1,180
Leases	—	—	—
Construction and land development
Construction	—	—	—
Land	1,021	1,288	1,224
Residential real estate	646	62	220
Consumer	47	29	39
Total	$5,494	$6,235	$6,761
The Company is not committed to lend significant additional funds on these impaired loans.
The following table summarizes nonperforming assets:

	December 31,
	2014	2013
	(in thousands)
Non-accrual loans (1)	$67,659	$75,680
Loans past due 90 days or more on accrual status	5,132	1,534
Troubled debt restructured loans (2)	84,720	89,576
Total nonperforming loans	157,511	166,790
Other assets acquired through foreclosure, net	57,150	66,719
Total nonperforming assets	$214,661	$233,509

(1)	Includes non-accrual TDR loans of $53.6 million and $38.3 million at December 31, 2014 and 2013, respectively.

(2)	Includes accruing TDR loans only.
Loans Acquired with Deteriorated Credit Quality
The following table presents information regarding the contractually required payments receivable, cash flows expected to be collected and the estimated fair value of loans acquired in the Centennial acquisition as of April 30, 2013, the closing date of the transaction:

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
The amounts in the above table were determined based on the estimated remaining life of the underlying loans, which include the effects of estimated prepayments.
Changes in the accretable yield for loans acquired with deteriorated credit quality in the Centennial and Western Liberty acquisitions are as follows:

	December 31,
	2014	2013	2012
	(in thousands)
Balance, at beginning of period	$28,164	$7,072	$—
Addition due to acquisition	—	22,318	7,993
Reclassification from non-accretable to accretable yield (1)	6,052	9,817	—
Accretion to interest income	(7,185)	(7,182)	(921)
Reversal of fair value adjustments upon disposition of loans	(7,875)	(3,861)	—
Balance, at end of period	$19,156	$28,164	$7,072

(1)	The primary drivers of reclassification from non-accretable to accretable yield resulted from changes in estimated cash flows.

Allowance for Credit Losses
The following table summarizes the changes in the allowance for credit losses by portfolio type:

	For the Years Ended December 31,
	Construction and Land Development	Commercial Real Estate	Residential Real Estate	Commercial and Industrial	Consumer	Total
	(in thousands)
2014
Beginning Balance	$14,519	$32,064	$11,640	$39,657	$2,170	$100,050
Charge-offs	(87)	(964)	(1,728)	(4,370)	(513)	(7,662)
Recoveries	2,160	3,859	1,896	4,728	459	13,102
Provision	1,966	(6,176)	(4,352)	14,551	(1,263)	4,726
Ending balance	$18,558	$28,783	$7,456	$54,566	$853	$110,216
2013
Beginning Balance	$10,554	$34,982	$15,237	$32,860	$1,794	$95,427
Charge-offs	(1,538)	(8,648)	(5,922)	(4,000)	(1,371)	(21,479)
Recoveries	2,060	2,758	2,097	5,037	930	12,882
Provision	3,443	2,972	228	5,760	817	13,220
Ending balance	$14,519	$32,064	$11,640	$39,657	$2,170	$100,050
2012
Beginning Balance	$14,195	$35,031	$19,134	$25,535	$5,275	$99,170
Charge-offs	(10,992)	(19,166)	(7,063)	(17,341)	(6,724)	(61,286)
Recoveries	2,903	3,294	1,078	3,067	357	10,699
Provision	4,448	15,823	2,088	21,599	2,886	46,844
Ending balance	$10,554	$34,982	$15,237	$32,860	$1,794	$95,427
During the fourth quarter of 2014, the Company revised its methodology for calculating the allowance for credit losses. The revised methodology now incorporates a 10-year historical loss rate, as the Company believes this methodology will capture a full business cycle.  The incorporation of the 10-year historical loss rate and the associated qualitative factors adjustments to reflect the corresponding 10-year period increased the allowance for credit losses by $0.2 million as of December 31, 2014.

The following table presents impairment method information related to loans and allowance for credit losses by loan portfolio segment:

	Commercial Real Estate-Owner Occupied	Commercial Real Estate-Non-Owner Occupied	Commercial and Industrial	Residential Real Estate	Construction and Land Development	Commercial Leases	Consumer	Total Loans
	(in thousands)
Loans as of December 31, 2014:
Recorded Investment:
Impaired loans with an allowance recorded (1)	$28,024	$44,937	$11,399	$19,300	$21,052	$41	$175	$124,928
Impaired loans with no allowance recorded (1)	16,869	21,387	2,350	—	696	332	188	41,822
Total loans individually evaluated for impairment	44,893	66,324	13,749	19,300	21,748	373	363	166,750
Loans collectively evaluated for impairment	1,671,812	1,916,474	3,313,550	277,162	732,406	203,897	32,270	8,147,571
Loans acquired with deteriorated credit quality	17,912	75,822	330	2,410	—	—	—	96,474
Total recorded investment	$1,734,617	$2,058,620	$3,327,629	$298,872	$754,154	$204,270	$32,633	$8,410,795
Unpaid Principal Balance
Impaired loans with an allowance recorded	$31,292	$45,853	$11,829	$24,420	$21,169	$41	$187	$134,791
Impaired loans with no allowance recorded	17,010	21,550	4,104	—	885	483	188	44,220
Total loans individually evaluated for impairment	48,302	67,403	15,933	24,420	22,054	524	375	179,011
Loans collectively evaluated for impairment	1,671,812	1,916,474	3,313,550	277,162	732,406	203,897	32,270	8,147,571
Loans acquired with deteriorated credit quality	24,273	108,935	1,150	3,439	—	—	—	137,797
Total unpaid principal balance	$1,744,387	$2,092,812	$3,330,633	$305,021	$754,460	$204,421	$32,645	$8,464,379
Related Allowance for Credit Losses
Impaired loans with an allowance recorded	$2,082	$2,537	$1,926	$1,052	$3,112	$39	$17	$10,765
Impaired loans with no allowance recorded	—	—	—	—	—	—	—	—
Total loans individually evaluated for impairment	2,082	2,537	1,926	1,052	3,112	39	17	10,765
Loans collectively evaluated for impairment	10,198	13,734	49,809	6,404	15,446	2,761	836	99,188
Loans acquired with deteriorated credit quality	174	58	31	—	—	—	—	263
Total allowance for credit losses	$12,454	$16,329	$51,766	$7,456	$18,558	$2,800	$853	$110,216

(1)	As discussed on page 103, the presentation of certain impaired loans and the related allowance for credit losses on these loans has been revised to reflect the FDIC's preferred methodology.

	Commercial Real Estate-Owner Occupied	Commercial Real Estate-Non-Owner Occupied	Commercial and Industrial	Residential Real Estate	Construction and Land Development	Commercial Leases	Consumer	Total Loans
	(in thousands)
Loans as of December 31, 2013:
Recorded Investment:
Impaired loans with an allowance recorded	$1,092	$17,932	$1,907	$4,580	$118	$99	$26	$25,754
Impaired loans with no allowance recorded	36,810	55,220	14,985	21,796	22,951	350	511	152,623
Total loans individually evaluated for impairment	37,902	73,152	16,892	26,376	23,069	449	537	178,377
Loans collectively evaluated for impairment	1,500,740	1,678,242	2,219,500	321,683	513,681	235,519	44,616	6,513,981
Loans acquired with deteriorated credit quality	23,220	92,021	348	2,253	481	—	—	118,323
Total recorded investment	$1,561,862	$1,843,415	$2,236,740	$350,312	$537,231	$235,968	$45,153	$6,810,681
Unpaid Principal Balance
Impaired loans with an allowance recorded	$1,092	$19,273	$2,120	$4,729	$118	$99	$27	$27,458
Impaired loans with no allowance recorded	43,537	58,322	15,731	27,550	24,137	502	523	170,302
Total loans individually evaluated for impairment	44,629	77,595	17,851	32,279	24,255	601	550	197,760
Loans collectively evaluated for impairment	1,500,740	1,678,242	2,219,500	321,683	513,681	235,519	44,616	6,513,981
Loans acquired with deteriorated credit quality	34,951	130,279	1,403	3,728	804	—	—	171,165
Total unpaid principal balance	$1,580,320	$1,886,116	$2,238,754	$357,690	$538,740	$236,120	$45,166	$6,882,906
Related Allowance for Credit Losses
Impaired loans with an allowance recorded	$402	$2,121	$702	$1,896	$85	$70	$4	$5,280
Impaired loans with no allowance recorded	—	—	—	—	—	—	—	—
Total loans individually evaluated for impairment	402	2,121	702	1,896	85	70	4	5,280
Loans collectively evaluated for impairment	12,158	17,061	36,344	9,744	14,434	2,541	2,166	94,448
Loans acquired with deteriorated credit quality	—	322	—	—	—	—	—	322
Total allowance for credit losses	$12,560	$19,504	$37,046	$11,640	$14,519	$2,611	$2,170	$100,050
Troubled Debt Restructurings
A TDR loan is a loan on which the Company, for reasons related to a borrower’s financial difficulties, grants a concession to the borrower that the Company would not otherwise consider. The loan terms that have been modified or restructured due to a borrower’s financial situation include, but are not limited to, a reduction in the stated interest rate, an extension of the maturity or renewal of the loan at an interest rate below current market, a reduction in the face amount of the debt, a reduction in the accrued interest, or deferral of interest payments. The majority of the Company's modifications are extensions in terms or deferral of payments which result in no lost principal or interest followed by reductions in interest rates or accrued interest. A TDR loan is also considered impaired. Consistent with regulatory guidance, a TDR loan that is subsequently modified in another restructuring agreement but has shown sustained performance and classification as a TDR, will be removed from TDR status provided that the modified terms were market-based at the time of modification.

The following table presents information on the financial effects of TDR loans by class for the periods presented:

	Year Ended December 31, 2014
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Forgiven Principal Balance	Lost Interest Income	Post-Modification Outstanding Recorded Investment	Waived Fees and Other Expenses
	(dollars in thousands)
Commercial real estate
Owner occupied	6	$14,646	$378	$257	$14,011	$33
Non-owner occupied	5	16,976	—	60	16,916	15
Multi-family	—	—	—	—	—	—
Commercial and industrial
Commercial	6	2,655	—	—	2,655	4
Leases	—	—	—	—	—	—
Construction and land development
Construction	—	—	—	—	—	—
Land	2	2,687	—	47	2,640	—
Residential real estate	5	1,966	447	70	1,449	15
Consumer	—	—	—	—	—	—
Total	24	$38,930	$825	$434	$37,671	$67

	Year Ended December 31, 2013
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Forgiven Principal Balance	Lost Interest Income	Post-Modification Outstanding Recorded Investment	Waived Fees and Other Expenses
	(dollars in thousands)
Commercial real estate
Owner occupied	8	$3,681	$—	$54	$3,627	$28
Non-owner occupied	5	10,735	1,030	63	9,642	14
Multi-family	—	—	—	—	—	—
Commercial and industrial
Commercial	13	4,809	—	19	4,790	11
Leases	—	—	—	—	—	—
Construction and land development
Construction	—	—	—	—	—	—
Land	2	286	—	—	286	1
Residential real estate	13	5,434	267	887	4,280	24
Consumer	2	74	—	5	69	3
Total	43	$25,019	$1,297	$1,028	$22,694	$81

	Year Ended December 31, 2012
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Forgiven Principal Balance	Lost Interest Income	Post-Modification Outstanding Recorded Investment	Waived Fees and Other Expenses
	(dollars in thousands)
Commercial real estate
Owner occupied	15	$22,435	$750	$493	$21,192	$73
Non-owner occupied	20	41,988	450	338	41,200	23
Multi-family	—	—	—	—	—	—
Commercial and industrial
Commercial	17	7,845	17	26	7,802	37
Leases	—	—	—	—	—	—
Construction and land development
Construction	—	—	—	—	—	—
Land	8	6,811	—	259	6,552	12
Residential real estate	20	10,421	40	1,181	9,200	9
Consumer	6	361	—	17	344	2
Total	86	$89,861	$1,257	$2,314	$86,290	$156
The following table presents TDR loans by class for which there was a payment default during the period:

	Year Ended December 31,
	2014		2013		2012
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
	(dollars in thousands)
Commercial real estate
Owner occupied	2	$395	3	$2,506	10	$10,611
Non-owner occupied	2	984	3	1,490	3	4,442
Multi-family	—	—	—	—	1	193
Commercial and industrial
Commercial	3	369	3	1,089	7	6,700
Leases	—	—	—	—	—	—
Construction and land development
Construction	—	—	—	—	—	—
Land	—	—	2	330	5	4,013
Residential real estate	1	202	4	955	7	8,014
Consumer	—	—	—	—	2	414
Total	8	$1,950	15	$6,370	35	$34,387
A TDR loan is deemed to have a payment default when it becomes past due 90 days, goes on non-accrual, or is restructured again. Payment defaults, along with other qualitative indicators, are considered by management in the determination of the allowance for credit losses.
At December 31, 2014, there was $1.2 million in loan commitments outstanding on TDR loans. At December 31, 2013, there were no loan commitments outstanding on TDR loans.

Related Parties
Principal stockholders, directors, and executive officers of the Company, together with the companies they control, are considered to be related parties. In the ordinary course of business, the Company has extended credit to these related parties. Federal banking regulations require that any such extensions of credit not be offered on terms more favorable than would be offered to non-related party borrowers of similar creditworthiness. The following table summarizes the aggregate activity in such loans:

	December 31,
	2014	2013
	(in thousands)
Balance, beginning	$32,537	$40,306
New loans	9,037	17,070
Repayments and other	(5,334)	(24,839)
Balance, ending	$36,240	$32,537
None of these loans are past due, on non-accrual status or have been restructured to provide a reduction or deferral of interest or principal because of deterioration in the financial position of the borrower. There were no loans to a related party that were considered classified loans at December 31, 2014 or 2013.
Loan commitments outstanding with related parties total approximately $47.0 million and $51.6 million at December 31, 2014 and 2013, respectively.
Loan Purchases and Sales
In 2014 and 2013, the Company had secondary market loan purchases of $166.4 million and $241.8 million, respectively. For 2014, these purchased loans consisted of $164.7 million of commercial and industrial loans and $1.7 million of commercial leases. For 2013, these purchased loans by portfolio type were $232.8 million of commercial and industrial loans, $4.4 million of CRE loans, and $4.6 million of commercial leases. In addition, the Company periodically acquires newly originated loans at closing through participations or loan syndications.
The Company had no significant loan sales in 2014, 2013 or 2012.
4. PREMISES AND EQUIPMENT
 The following is a summary of the major categories of premises and equipment:

	December 31,
	2014	2013
	(in thousands)
Bank premises	$82,494	$73,990
Land and improvements	33,971	33,023
Furniture, fixtures, and equipment	51,320	44,736
Leasehold improvements	18,160	15,714
Construction in progress	848	5,335
Total	186,793	172,798
Accumulated depreciation and amortization	(72,975)	(67,233)
Premises and equipment, net	$113,818	$105,565

Lease Obligations
The Company leases certain premises and equipment under non-cancelable operating leases expiring through 2025. The following is a schedule of future minimum rental payments under these leases at December 31, 2014:

(in thousands)
2015	$6,058
2016	5,635
2017	4,896
2018	4,599
2019	4,212
Thereafter	3,765
Total future minimum rental payments	$29,165
The Company leases the majority of its office locations and many of these leases contain multiple renewal options and provisions for increased rents. Total rent expense of $6.2 million, $6.9 million, and $5.9 million is included in occupancy expense for the years ended December 31, 2014, 2013, and 2012, respectively. Total depreciation expense of $6.0 million, $6.0 million, and $6.3 million is included in occupancy expense for the years ended December 31, 2014, 2013, and 2012, respectively.

5. OTHER ASSETS ACQUIRED THROUGH FORECLOSURE
The following table represents the changes in other assets acquired through (or in lieu of) foreclosure:

	Year Ended December 31,
	2014
	Gross Balance	Valuation Allowance	Net Balance
	(in thousands)
Balance, beginning of period	$88,421	$(21,702)	$66,719
Transfers to other assets acquired through foreclosure, net	13,777	—	13,777
Proceeds from sale of other real estate owned and repossessed assets, net	(33,643)	7,725	(25,918)
Valuation adjustments, net	—	(294)	(294)
Gains, net (1)	2,866	—	2,866
Balance, end of period	$71,421	$(14,271)	$57,150

	2013
Balance, beginning of period	$113,474	$(36,227)	$77,247
Transfers to other assets acquired through foreclosure, net	24,911	—	24,911
Additions from acquisition of Centennial	5,622	—	5,622
Proceeds from sale of other real estate owned and repossessed assets, net	(61,510)	18,268	(43,242)
Valuation adjustments, net	—	(3,743)	(3,743)
Gains, net (1)	5,924	—	5,924
Balance, end of period	$88,421	$(21,702)	$66,719

	2012
Balance, beginning of period	$135,149	$(46,045)	$89,104
Transfers to other assets acquired through foreclosure, net	28,315	—	28,315
Additions from acquisition of Western Liberty	5,094	—	5,094
Proceeds from sale of other real estate owned and repossessed assets, net	(55,811)	14,847	(40,964)
Valuation adjustments, net	—	(5,029)	(5,029)
Gains, net (1)	727	—	727
Balance, end of period	$113,474	$(36,227)	$77,247

(1)
Includes net gains related to initial transfers to other assets of $0.1 million, $0.9 million and $0.5 million during the years ended December 31, 2014, 2013, and 2012, respectively, pursuant to accounting guidance.

At December 31, 2014, 2013, and 2012, the majority of the Company’s repossessed assets consisted of properties located in Nevada. The Company held 67 properties at December 31, 2014, compared to 70 at December 31, 2013.
6. GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill represents the excess consideration paid for net assets acquired in a business combination over their fair value and, is subsequently evaluated for impairment at least annually. All of the Company's goodwill of $23.2 million relates to the Nevada operating segment. The Company's remaining other intangibles at December 31, 2014, which consist primarily of core deposit intangibles, relate to Nevada segments.
During the years ended December 31, 2014 and 2013, there were no events or circumstances that indicated an interim impairment test of goodwill or other intangible assets was necessary and, based on the Company's annual goodwill and intangibles impairment tests as of October 1, 2014 and 2013, it was determined that goodwill and intangible assets were not impaired. During the third quarter 2012, as a result of ongoing evaluations of various strategic alternatives related to Shine, management performed an interim impairment test and concluded that goodwill and intangibles related to Shine were impaired and, as a result, recorded a $3.4 million impairment charge. Shine was subsequently sold in October 2012.

The following is a summary of acquired intangible assets:

	December 31, 2014			December 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(in thousands)
Subject to amortization:
Core deposit intangibles	$26,157	$23,468	$2,689	$26,157	$22,007	$4,150
Amortization expense recognized on all amortizable intangibles totaled $1.5 million, $2.4 million, and $3.3 million for the years ended December 31, 2014, 2013, and 2012, respectively.
Below is a summary of future estimated aggregate amortization expense:

Year Ended December 31,
(in thousands)
2015	$1,120
2016	1,120
2017	449
Total	$2,689
7. DEPOSITS
The table below summarizes deposits by type:

	December 31,
	2014	2013
	(in thousands)
Non-interest-bearing demand	$2,288,048	$2,199,983
Interest-bearing demand	854,935	709,841
Savings and money market	3,869,699	3,310,369
Certificate of deposit ($250,000 or more)	1,339,238	511,430
Other time deposits	579,123	1,106,582
Total deposits	$8,931,043	$7,838,205
The summary of the contractual maturities for all time deposits as of December 31, 2014 is as follows:

(in thousands)
2015	$1,780,636
2016	107,276
2017	26,416
2018	1,866
2019	2,164
Thereafter	3
Total	$1,918,361
WAB is a member of CDARS and ICS, which provide mechanisms for obtaining FDIC insurance on large deposits. Federal banking law and regulation places restrictions on depository institutions regarding brokered deposits because of the general concern that these deposits are at a greater risk of being withdrawn, thus, posing liquidity risk for institutions that gather brokered deposits in significant amounts. At December 31, 2014 and 2013, the Company had $700.7 million and $518.0 million, respectively, of reciprocal CDARS deposits and $479.2 million and $355.3 million, respectively, of ICS deposits. At December 31, 2014 and 2013, the Company also had $321.5 million and $174.2 million, respectively, of wholesale brokered deposits.

8. OTHER BORROWINGS
The following table summarizes the Company’s borrowings as of December 31, 2014 and 2013:

	December 31,
	2014	2013
	(in thousands)
Short-Term:
Revolving line of credit	$25,000	$3,000
FHLB advances	96,987	25,906
Other short-term debt	58,182	—
Total short-term borrowings	$180,169	$28,906
Long-Term:
FHLB advances	$210,094	$247,973
Other long-term debt	—	64,217
Total long-term borrowings	$210,094	$312,190
The Company maintains other lines of credit with correspondent banks totaling $70.0 million, of which $25.0 million is secured by pledged securities and $45.0 million is unsecured. As of December 31, 2014, there was $25.0 million outstanding on the secured line of credit, at an interest rate of 1.75%. At December 31, 2013, the Company had revolving lines of credit with other institutions with outstanding advances totaling $3.0 million, at an interest rate of 3.25%. In addition, the Bank has entered into federal funds credit line agreements with correspondent banks under which it can borrow up to $100.0 million on an unsecured basis. There were no amounts outstanding on these lines of credit as of December 31, 2014 and 2013. The lending institutions will determine the interest rate charged on funds at the time of the borrowing.
The Company maintains lines of credit with the FHLB and FRB. The Company’s borrowing capacity is determined based on collateral pledged, generally consisting of investment securities and loans, at the time of the borrowing. At December 31, 2014, there were $97.0 million of FHLB advances classified as short-term with a weighted average interest rate of 1.24%. At December 31, 2013, short-term FHLB advances of $25.9 million had a weighted average interest rate of 2.90%.
The Company has also issued 10% Senior Notes with a remaining principal balance of $58.4 million and a carrying value of $58.2 million at December 31, 2014, maturing in September 2015. During the third quarter 2014, the Company purchased $6.5 million in principal of its Senior Notes, resulting in a loss on extinguishment of debt of $0.5 million. The weighted average interest rate on all short-term debt at December 31, 2014 was 4.15%.
At December 31, 2014, there was $210.1 million of FHLB advances classified as long-term, with a weighted average interest rate of 1.06%. The weighted average interest rate on all long-term debt was 3.45% at December 31, 2013. As of December 31, 2014 and 2013, the Company had additional available credit with the FHLB of approximately $935.0 million and $1.39 billion, respectively, and with the FRB of approximately $1.15 billion and $588.2 million, respectively.
The following table summarizes the maturities of other borrowings:

Year Ended December 31,
(in thousands)
2015	$180,169
2016	10,094
2017	—
2018	200,000
Total	$390,263

9. JUNIOR SUBORDINATED DEBT
The Company has formed or acquired through mergers, six statutory business trusts, which exist for the exclusive purpose of issuing Cumulative Trust Preferred Securities. All of the funds raised from the issuance of these securities were passed to the Company and are reflected in the accompanying Consolidated Balance Sheet as junior subordinated debt, with a fair value of $40.4 million as of December 31, 2014.
The junior subordinated debt has contractual balances and maturity dates as follows:

		December 31,
Name of Trust	Maturity	2014	2013
		(in thousands)
BankWest Nevada Capital Trust II	2033	$15,464	$15,464
Intermountain First Statutory Trust I	2034	10,310	10,310
First Independent Capital Trust I	2035	7,217	7,217
WAL Trust No. 1	2036	20,619	20,619
WAL Statutory Trust No. 2	2037	5,155	5,155
WAL Statutory Trust No. 3	2037	7,732	7,732
Total contractual balance		$66,497	$66,497
Unrealized gains on trust preferred securities measured at fair value, net		(26,060)	(24,639)
Junior subordinated debt, at fair value		$40,437	$41,858
The weighted average contractual interest rate of junior subordinated debt was 2.73% as of December 31, 2014 and 2013.
In the event of certain changes or amendments to regulatory requirements or Federal tax rules, the debt is redeemable in whole. The obligations under these instruments are fully and unconditionally guaranteed by the Company and rank subordinate and junior in right of payment to all other liabilities of the Company. Based on guidance issued by the FRB on July 8, 2013, there will not be a Tier 1 phase out of grandfathered trust preferred securities for banks with assets of less than $15 billion. As such, the Company's securities continue to qualify as Tier 1 Capital.
10. STOCKHOLDERS' EQUITY
Preferred Stock
On September 27, 2011, the Company received $141.0 million from the issuance of 141,000 shares of non-cumulative perpetual preferred stock, Series B, par value of $.0001 per share and a liquidation preference of $1,000 per share, to the U.S. Treasury Department under the SBLF. Initially established at 5%, the dividend rate on these securities can vary from as low as 1% to 9% in part depending upon the Company’s success in qualified small business lending. During the years ended December 31, 2014 and 2013, the Company's dividend rate was locked in at 1% until the first quarter of 2016, at which time, the dividend rate will rise to 9% if not repaid.
On December 19, 2014, the Company redeemed 70,500 of its 141,000 shares of non-cumulative perpetual preferred stock, Series B. The shares were redeemed at their liquidation value of $1,000 per share plus accrued dividends for a total redemption price of $70.7 million. Following this partial redemption, the Company has 70,500 outstanding shares of its Series B preferred stock as of December 31, 2014.
There were no other changes to the Company’s outstanding preferred stock during the years ended December 31, 2014 and 2013.
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

Sales in the ATM offering are being made pursuant to a prospectus dated May 14, 2012 and a prospectus supplement filed with the SEC on June 4, 2014, in connection with one or more offerings of shares from the Company's shelf registration statement on Form S-3 (No. 333-181128). During the year ended December 31, 2014, the Company sold 548,122 shares under the ATM offering at a weighted-average selling price of $25.96 per share for gross proceeds of $14.2 million. Total offering costs under the ATM program for the year ended December 31, 2014 were $0.5 million, of which $0.2 million relates to compensation costs paid to Credit Suisse Securities (USA) LLC.
Stock Repurchases
There were no stock repurchases during the years ended December 31, 2014 or 2013.
Restricted Stock and Stock Options
The Incentive Plan, as amended, gives the Board of Directors the authority to grant up to 6.5 million stock awards consisting of unrestricted stock, stock units, dividend equivalent rights, stock options (incentive and non-qualified), stock appreciation rights, restricted stock, and performance and annual incentive awards. Stock awards available for grant at December 31, 2014 are 1.9 million.
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
In January 2012, the Company began granting executive management committee members performance stock units that do not vest unless the Company achieves a specified cumulative EPS target over a three-year performance period. The first three-year performance period ended on December 31, 2014, and the Company's cumulative EPS for the performance period exceeded the level required for a maximum award under the terms of the grant. As a result, 285,000 shares will become fully vested and be paid out to members of the executive management committee in February 2015.
As of December 31, 2014, the Company has stock option awards outstanding related to options granted in 2011. These options have a vesting period of 4 years, a contractual life of 7 years, and will be fully vested in January 2015. The fair value of each option award was estimated on the date of grant using the Black-Scholes option valuation model. There were no options granted during the years ended December 31, 2014, 2013, or 2012. A summary of option activity during the year ended December 31, 2014 is presented below:

	December 31, 2014
	Shares	Weighted Average Exercise Price (per share)	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
	(in thousands, except exercise price and contractual terms)
Outstanding options, beginning of period	1,001	$15.49
Granted	—	—
Exercised	(625)	13.27
Forfeited or expired	(159)	31.50
Options outstanding, end of period	217	$9.70	1.04	$3,926
Options exercisable, end of period	215	$9.72	1.05	$3,879
Options expected to vest, end of period	2	$7.27	0.07	$185
The total intrinsic value of options exercised during the years ended December 31, 2014, 2013, and 2012 were $7.1 million, $2.8 million, and $0.9 million, respectively.

Restricted stock awards granted in 2014 and 2013 generally have a vesting period of 3 years. The Company recognizes compensation cost for options with graded vesting on a straight-line basis over the requisite service period for the entire award. A summary of the status of the Company’s unvested shares of restricted stock and changes during the years then ended is presented below:

	December 31,
	2014		2013
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
	(in thousands, except per share amounts)
Balance, beginning of period	1,204	$9.71	1,470	$7.32
Granted	508	23.90	538	12.52
Vested	(566)	9.57	(524)	6.42
Forfeited	(96)	15.05	(280)	8.85
Balance, end of period	1,050	$16.19	1,204	$9.71
The weighted average grant date fair value of restricted stock granted during the years ended December 31, 2014, 2013, and 2012 was $12.2 million, $6.7 million, and $5.9 million, respectively. The total fair value of restricted stock that vested during the years ended December 31, 2014, 2013, and 2012 was $13.3 million, $6.8 million, and $3.8 million, respectively.
As of December 31, 2014, there was $8.4 million of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under the Incentive Plan. That cost is expected to be recognized over a weighted average period of 1.96 years.
11. ACCUMULATED OTHER COMPREHENSIVE INCOME
The following table summarizes the changes in accumulated other comprehensive loss by component, net of tax, for the periods indicated:

	Unrealized holding gains (losses) on AFS	Impairment loss on securities	Unrealized gain on cash flow hedge	Total
	(in thousands)
Balance, December 31, 2011	$(5,256)	$144	$519	$(4,593)
Other comprehensive income before reclassifications	15,842	—	(502)	15,340
Amounts reclassified from accumulated other comprehensive income	(2,521)	—	—	(2,521)
Net current-period other comprehensive income	13,321	—	(502)	12,819
Balance, December 31, 2012	$8,065	$144	$17	$8,226
Other comprehensive income before reclassifications	(30,503)	—	(17)	(30,520)
Amounts reclassified from accumulated other comprehensive income	748	—	—	748
Net current-period other comprehensive income	(29,755)	—	(17)	(29,772)
Balance, December 31, 2013	$(21,690)	$144	$—	$(21,546)
Transfer of HTM securities to AFS	8,976	—	—	8,976
Other comprehensive income before reclassifications	29,683	—	—	29,683
Amounts reclassified from accumulated other comprehensive income	(474)	—	—	(474)
Net current-period other comprehensive income	38,185	—	—	38,185
Balance, December 31, 2014	$16,495	$144	$—	$16,639
The following table presents reclassifications out of accumulated other comprehensive income (loss):

	December 31,
Income Statement Classification	2014	2013	2011
	(in thousands)
Gain (loss) on sales of investment securities, net	$757	$(1,195)	$3,949
Income tax expense	(283)	447	(1,428)
Net of tax	$474	$(748)	$2,521

12. DERIVATIVES AND HEDGING ACTIVITIES
The Company is a party to various derivative instruments, mainly through its subsidiary, WAB. Derivative instruments are contracts between two or more parties that have a notional amount and an underlying variable, require a small or no initial investment, and allow for the net settlement of positions. A derivative’s notional amount serves as the basis for the payment provision of the contract and takes the form of units, such as shares or dollars. A derivative’s underlying variable is a specified interest rate, security price, commodity price, foreign exchange rate, index, or other variable. The interaction between the notional amount and the underlying variable determines the number of units to be exchanged between the parties and influences the fair value of the derivative contract.
The primary type of derivatives that the Company uses are interest rate swaps. Generally, these instruments are used to help manage the Company's exposure to interest rate risk and meet client financing and hedging needs.
Derivatives are recorded at fair value in the Consolidated Balance Sheet, after taking into account the effects of bilateral collateral and master netting agreements. These agreements allow the Company to settle all derivative contracts held with the same counterparty on a net basis, and to offset net derivative positions with related cash collateral, where applicable.
At December 31, 2014, after taking into account the effects of master netting agreements, we had $7 thousand of derivative assets and $57.8 million of derivative liabilities that relate to contracts entered into for hedging purposes. As of December 31, 2014, the Company does not have any outstanding cash flow hedges or free-standing derivatives. As of December 31, 2013 and 2012, cash flow hedges were not significant. Therefore, activity related to cash flow hedges is not separately presented in this Note.
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

Fair Values, Volume of Activity, and Gain/Loss Information Related to Derivative Instruments
The following table summarizes the fair values of the Company's derivative instruments on a gross and net basis as of December 31, 2014, 2013, and 2012. The change in the notional amounts of these derivatives from December 31, 2012 to December 31, 2014 indicates the volume of the Company's derivative transaction activity during 2014, 2013, and 2012. The derivative asset and liability balances are presented on a gross basis, prior to the application of bilateral collateral and master netting agreements. Total derivative assets and liabilities are adjusted to take into account the impact of legally enforceable master netting agreements that allow the Company to settle all derivative contracts with the same counterparty on a net basis and to offset the net derivative position with the related collateral. Where master netting agreements are not in effect or are not enforceable under bankruptcy laws, the Company does not adjust those derivative amounts with counterparties. The fair value of derivative contracts are included in other assets or other liabilities on the Consolidated Balance Sheet, as indicated in the following table:

	December 31, 2014			December 31, 2013			December 31, 2012
		Fair Value			Fair Value			Fair Value
	Notional Amount	Derivative Assets	Derivative Liabilities	Notional Amount	Derivative Assets	Derivative Liabilities	Notional Amount	Derivative Assets	Derivative Liabilities
	(in thousands)
Derivatives designated as hedging instruments:
Fair value hedges
Interest rate swaps	$647,703	$7	$57,820	$294,997	$2,386	$788	$9,410	$—	$779
Total	647,703	7	57,820	294,997	2,386	788	9,410	—	779
Netting adjustments (1)	—	—	—	—	384	384	—	—	—
Net derivatives in the balance sheet	$647,703	$7	$57,820	$294,997	$2,002	$404	$9,410	$—	$779

(1)	Netting adjustments represent the amounts recorded to convert our derivative balances from a gross basis to a net basis in accordance with the applicable accounting guidance.
Fair value hedges
An assessment of effectiveness is performed at both initiation of a hedge and on a quarterly basis thereafter. All of the Company's fair value hedges remained “highly effective” as of December 31, 2014, 2013, and 2012.
The following table summarizes the pre-tax net gains (losses) on fair value hedges for the years ended December 31, 2014, 2013, and 2012 and where they are recorded in the income statement.

	Year Ended December 31,
	2014		2013		2012
Income Statement Classification	Net Gain (Loss) on Derivatives	Increase (Decrease) to Basis of Hedged Assets (a)	Net Gain (Loss) on Derivatives	Increase (Decrease) to Basis of Hedged Assets (a)	Net Gain (Loss) on Derivatives	Increase (Decrease) to Basis of Hedged Assets (a)
	(in thousands)
Unrealized (losses) gains on assets and liabilities measured at fair value, net	$(60,377)	$60,208	$3,308	$(3,317)	$(615)	$559

(a)	Net gain (loss) on loans represent the change in fair value caused by fluctuations in interest rates; differences relate to ineffectiveness associated with the fair value hedge.
Counterparty Credit Risk
Like other financial instruments, derivatives contain an element of credit risk. This risk is measured as the expected positive replacement value of the contracts. Management generally enters into bilateral collateral and master netting agreements that provide for the net settlement of all contracts with the same counterparty. Additionally, management monitors counterparty credit risk exposure on each contract to determine appropriate limits on the Company's total credit exposure across all product types. In general, the Company has a zero credit threshold with regard to derivative exposure with counterparties. Management reviews the Company's collateral positions on a daily basis and exchanges collateral with counterparties in accordance with standard ISDA documentation and other related agreements. The Company generally holds collateral in the form of highly rated securities issued by the U.S. Treasury or government-sponsored enterprises, such as GNMA, FNMA and FHLMC. The total collateral netted against net derivative liabilities totaled $57.8 million, $0.3 million, and $0.6 million at December 31, 2014, 2013, and 2012, respectively.

The following table summarizes our largest exposure to an individual counterparty at the dates indicated:

	December 31,
	2014	2013
	(in thousands)
Largest gross exposure (derivative asset) to an individual counterparty	$7	$2,378
Collateral posted by this counterparty	—	2,002
Derivative liability with this counterparty	—	376
Collateral pledged to this counterparty	—	—
Net exposure after netting adjustments and collateral	$7	$—
As of December 31, 2012, the Company did not have any gross derivative assets. Accordingly, it did not have counterparty exposure.
Credit Risk Contingent Features
Management has entered into certain derivative contracts that require the Company to post collateral to the counterparties when these contracts are in a net liability position. Conversely, the counterparties post collateral when these contracts are in a net asset position. The amount of collateral to be posted is based on the amount of the net liability and exposure thresholds. As of December 31, 2014, the aggregate fair value of all derivative contracts with credit risk contingent features (i.e., those containing collateral posting provisions) held by the Company that were in a net liability position totaled $57.8 million. The Company was in an over-collateralized net position of $14.2 million after considering $72.0 million of collateral held in the form of securities.

13. EARNINGS PER SHARE
Diluted EPS is based on the weighted average outstanding common shares during each period, including common stock equivalents. Basic EPS is based on the weighted average outstanding common shares during the period.
The following table presents the calculation of basic and diluted EPS:

	Year Ended December 31,
	2014	2013	2012
	(in thousands, except per share amounts)
Weighted average shares - basic	86,693	85,682	82,285
Dilutive effect of stock awards	813	859	627
Weighted average shares - diluted	87,506	86,541	82,912
Net income available to common stockholders	$146,564	$113,555	$68,846
Earnings per share - basic	1.69	1.33	0.84
Earnings per share - diluted	1.67	1.31	0.83
The Company had 1,500, 163,300, and 1,053,045 stock options outstanding as of December 31, 2014, 2013, and 2012, respectively, that were not included in the computation of diluted earnings per common share because their effect would be anti-dilutive.

14. INCOME TAXES
The cumulative tax effects of the primary temporary differences are shown in the following table:

	December 31,
	2014	2013
	(in thousands)
Deferred tax assets:
Allowance for credit losses	$42,038	$38,193
Allowance for other assets acquired through foreclosure, net	7,343	9,812
Net operating loss carryovers	8,453	9,801
Section 382 limited NUBILs	3,657	3,584
Stock-based compensation	4,749	6,523
Tax credit carryovers	9,617	—
Startup costs and other amortization	5,113	5,600
Unrealized loss on AFS securities	—	11,896
Fair market value adjustment related to acquired loans	8,250	14,136
Other	8,188	9,803
Total gross deferred tax assets	97,408	109,348
Deferred tax asset valuation allowance	(2,290)	(5,589)
Total deferred tax assets	95,118	103,759
Deferred tax liabilities:
Premises and equipment	(4,049)	(5,142)
Deferred loan costs	(6,041)	(5,271)
Unrealized gains on financial instruments measured at fair value	(9,798)	(9,072)
Unrealized gain on AFS securities	(9,949)	—
Other	(2,595)	(3,586)
Total deferred tax liabilities	(32,432)	(23,071)
Deferred tax assets, net	$62,686	$80,688
Deferred tax assets and liabilities are included in the Consolidated Financial Statements at currently enacted income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes.
For the year ended December 31, 2014, the net deferred tax assets decreased $18.0 million to $62.7 million. This overall decrease in the net deferred tax asset was primarily the result of the decreases to deferred tax assets from changes in the fair market value of AFS securities, the fair market value adjustments related to acquired loans, changes in the allowance for other assets acquired through foreclosure, and stock-based compensation activity, which were partially offset by increases to deferred tax assets from AMT credit and LIHTC carryovers, return to provision adjustments, and allowance for credit losses.
Although realization is not assured, the Company believes that the realization of the recognized deferred tax asset of $62.7 million at December 31, 2014 is more likely than not based on expectations as to future taxable income and based on available tax planning strategies within the meaning of ASC 740, Income Taxes, that could be implemented if necessary to prevent a carryover from expiring.
As of December 31, 2014 and 2013, $1.8 million and $4.2 million of the deferred tax valuation allowance, respectively, relates to net capital loss carryovers from the sale of preferred stock investments and the remaining $0.5 million and $1.4 million deferred tax valuation allowance, respectively, relates to IRC Section 382 limitations associated with the Company's acquisition of Western Liberty and Arizona state NOL carryovers.
The deferred tax asset related to federal and state NOL carryovers outstanding at December 31, 2014 available to reduce the tax liability in future years totaled $8.5 million, compared to $9.1 million at December 31, 2013. For 2014, the entire $8.5 million of tax benefits relate to federal NOL carryovers (subject to an annual limitation imposed by IRC Section 382 as discussed below). The Company’s ability to use federal NOL carryovers, as well as its ability to use certain future tax deductions called NUBILs associated with the Company's acquisition of Western Liberty and Centennial will be subject to separate annual limitations of $1.8 million and $1.6 million of deductions from taxable income, respectively. In management’s opinion, it is more likely than not that the results of future operations will generate sufficient taxable income to realize all but $0.5 million of the deferred tax benefits related to these NOL carryovers and NUBILs.
The provision for income taxes charged to operations consists of the following:

	Year Ended December 31,
	2014	2013	2012
	(in thousands)
Current	$55,572	$43,547	$4,212
Deferred	(7,182)	(13,717)	21,723
Total tax provision	$48,390	$29,830	$25,935
The reconciliation between the statutory federal income tax rate and the Company’s effective tax rate are summarized as follows:

	December 31,
	2014	2013	2012
	(in thousands)
Income tax at statutory rate	$69,125	$50,979	$35,372
Increase (decrease) resulting from:
State income taxes, net of federal benefits	4,904	3,016	1,848
Bank owned life insurance	(1,578)	(1,683)	(1,553)
Tax-exempt income	(15,006)	(7,308)	(3,844)
Loss on sale of subsidiaries	—	—	(2,523)
Deferred tax asset valuation allowance	(2,104)	(2,391)	383
Bargain purchase gain	—	(3,775)	(5,952)
Low income housing tax credits	(3,872)	(2,105)	(784)
Tax benefit related to Western Liberty acquisition	—	(3,738)	—
Other, net	(3,079)	(3,165)	2,988
	$48,390	$29,830	$25,935
The effective tax rate for the year ended December 31, 2014 was 24.50%, compared to 20.48% for the year ended December 31, 2013, and 25.66% for the year ended December 31, 2012. The increase in the effective tax rate from 2013 compared to 2014 is primarily due to the increase in pre-tax book income and the absence of acquisition related benefits for the year ended December 31, 2014 compared to 2013. The reduction in the effective tax rate from 2012 compared to 2013 is primarily due to LIHTC, an increase in tax-exempt income from municipal obligations, the one-time benefit from the lapsing of the IRC Section 382 limitation relating to Western Liberty because of better than anticipated credit loss experience, and the release of certain valuation allowances relating to capital loss carryovers.
Uncertain Tax Positions
The Company files income tax returns in the U.S. federal jurisdiction and in various states. With few exceptions, the Company is no longer subject to U.S. federal, state, or local tax examinations by tax authorities for years before 2010.
When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the Consolidated Financial Statements in the period in which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50% likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above would be reflected as a liability for unrecognized tax benefits in the accompanying Consolidated Balance Sheet along with any associated interest and penalties that would be payable to the taxing authorities upon examination.
The Company would recognize interest and penalties accrued related to unrecognized tax benefits in tax expense. The Company has not recognized or accrued any interest or penalties for the years ended December 31, 2014, 2013, or 2012.

Management believes that the Company has appropriate support for the income tax positions taken and to be taken on its tax returns and that its accruals for tax liabilities are adequate for all open years based on an assessment of many factors, including past experience and interpretation of tax law applied to the facts of each matter. Accordingly, management does not believe that there are any uncertain tax positions as of December 31, 2014.
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
The following table summarizes the impact of the change in the Consolidated Financial Statements for the periods indicated:

December 31, 2013
(in thousands)
Consolidated Balance Sheet:
Deferred tax assets, net
As previously reported	$79,374
As reported under new guidance	80,688
Other assets
As previously reported (1)	186,288
As reported under new guidance	185,221
Stockholders' equity
As previously reported	855,251
As reported under new guidance	855,498

(1)	Includes a $14.6 million reclassification from premises and equipment, net.

	Year Ended December 31,
	2013	2012
	(in thousands)
Consolidated Income Statement:
Non-interest income
As previously reported	$17,229	$44,726
As reported under new guidance	22,247	46,505
Income tax expense
As previously reported	25,254	23,961
As reported under new guidance	29,830	25,935
Income from continuing operations
As previously reported	115,384	75,324
As reported under new guidance	115,826	75,129
Net income
As previously reported	114,523	72,834
As reported under new guidance	114,965	72,639
Net income available to common stockholders
As previously reported	113,113	69,041
As reported under new guidance	113,555	68,846
Earnings per share applicable to common stockholders--basic
As previously reported	1.32	0.84
As reported under new guidance	1.33	0.84
Earnings per share applicable to common stockholders--diluted
As previously reported	1.31	0.83
As reported under new guidance	1.31	0.83
The cumulative effect of adoption of this guidance at December 31, 2013 was an increase to stockholders' equity of $0.2 million and a decrease to stockholder's equity of $0.2 million at December 31, 2012.
Investments in LIHTC and unfunded LIHTC obligations are included as part of other assets and other liabilities, respectively, in the Consolidated Balance Sheet and total $126.6 million and $51.4 million, respectively, as of December 31, 2014. For the years ended December 31, 2014, 2013, and 2012, $10.6 million, $5.9 million, and $1.9 million of amortization related to LIHTC investments was recognized as a component of current income tax expense, respectively.
15. COMMITMENTS AND CONTINGENCIES
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
Standby letters of credit and financial guarantees are commitments issued by the Company to guarantee the performance of a customer to a third party in borrowing arrangements. The Company generally has recourse to recover from the customer any amounts paid under the guarantees. Typically, letters of credit issued have expiration dates within 1 year.

A summary of the contractual amounts for unfunded commitments and letters of credit are as follows:

	December 31,
	2014	2013
	(in thousands)
Commitments to extend credit, including unsecured loan commitments of $232,863 at December 31, 2014 and $237,063 at December 31, 2013	$2,164,523	$1,878,340
Credit card commitments and financial guarantees	42,038	33,632
Standby letters of credit, including unsecured letters of credit of $5,166 at December 31, 2014 and $4,896 at December 31, 2013	49,556	31,271
Total	$2,256,117	$1,943,243
The following table represents the contractual commitments for lines and letters of credit by maturity at December 31, 2014:

		Amount of Commitment Expiration per Period
	Total Amounts Committed	Less Than 1 Year	1-3 Years	3-5 Years	After 5 Years
	(in thousands)
Commitments to extend credit	$2,164,523	$811,800	$794,270	$267,156	$291,297
Credit card commitments and financial guarantees	42,038	42,038	—	—	—
Standby letters of credit	49,556	32,440	13,379	3,737	—
Total	$2,256,117	$886,278	$807,649	$270,893	$291,297
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
The Company has exposure to credit losses from unfunded commitments and letters of credit. As funds have not been disbursed on these commitments, they are not reported as loans outstanding. Credit losses related to these commitments are not included in the allowance for credit losses reported in "Note 3. Loans, Leases and Allowance for Credit Losses" of these Consolidated Financial Statements and are accounted for as a separate loss contingency. This loss contingency for unfunded loan commitments and letters of credit was $2.1 million and $2.0 million as of December 31, 2014 and 2013, respectively. Changes to this liability are adjusted through non-interest expense.
Concentrations of Lending Activities
The Company’s lending activities are driven in large part by the customers served in the market areas where the Company has branch offices in the states of Arizona, Nevada, and California. Despite the geographic concentration of lending activities, the Company does not have a single external customer from which it derives 10% or more of its revenues. The Company monitors concentrations within five broad categories: geography, industry, product, call code, and collateral. The Company loan portfolio includes significant credit exposure to the CRE market. As of December 31, 2014 and 2013, CRE related loans accounted for approximately 54% and 58% of total loans, respectively. Substantially all of these loans are secured by first liens with an initial loan to value ratio of generally not more than 75%. Approximately 46% of these CRE loans, excluding construction and land loans, were owner-occupied at December 31, 2014 and 2013.

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
All securities for which the fair value measurement option had been elected are included in a separate line item in the Consolidated Balance Sheet as securities measured at fair value.

For the years ended December 31, 2014 and 2013, gains and losses from fair value changes included in the Consolidated Income Statements were as follows:

	Changes in Fair Values for Items Measured at Fair Pursuant to Election of the Fair Value Option
	Unrealized Gain/(Loss) on Assets and Liabilities Measured at Fair Value, Net	Interest Income on Securities	Interest Expense on Junior Subordinated Debt	Total Changes Included in Current-Period Earnings
	(in thousands)
Year Ended December 31, 2014
Securities measured at fair value	$(41)	$7	$—	$(34)
Junior subordinated debt	1,421	—	(1,754)	(333)
Total	$1,380	$7	$(1,754)	$(367)
Year Ended December 31, 2013
Securities measured at fair value	$(260)	$6	$—	$(254)
Junior subordinated debt	(5,640)	—	(1,823)	(7,463)
Total	$(5,900)	$6	$(1,823)	$(7,717)
Interest income on securities measured at fair value is accounted for similarly to those classified as AFS. Any premiums or discounts are recognized in interest income over the term of the securities. For MBS, estimates of prepayments are considered in the constant yield calculations. Interest expense on junior subordinated debt is also determined under a constant yield calculation.
There were no net gains or losses recognized during the years ended December 31, 2014 and 2013 on trading securities sold during the period.
Fair value on a recurring basis
Financial assets and financial liabilities measured at fair value on a recurring basis include the following:
AFS securities: Preferred stock, mutual funds, and CRA investments are reported at fair value utilizing Level 1 inputs. With the exception of CDO securities, other securities classified as AFS are reported at fair value utilizing Level 2 inputs. For these securities, the Company obtains fair value measurements from an independent pricing service. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information, and the bond’s terms and conditions, among other things. The Company estimates the fair value of CDO securities utilizing Level 3 inputs, which include pricing indications from comparable securities.
Securities measured at fair value: All of the Company’s securities measured at fair value, which consist of MBS, are reported at fair value utilizing Level 2 inputs in the same manner as described above for AFS securities.
Independent pricing service: Our independent pricing service provides pricing information on Level 1, 2, and 3 securities, and represents the pricing source for the majority of the portfolio. Management independently evaluates fair value measurements received from the Company's third party pricing service through multiple review steps. First, management reviews what has transpired in the marketplace with respect to interest rates, credit spreads, volatility, and mortgage rates, among other things, and develops an expectation of changes to the securities valuations from the previous quarter. Then, management obtains market values from additional sources. The pricing service provides management with observable market data including interest rate curves and mortgage prepayment speed grids, as well as dealer quote sheets, new bond offering sheets, and historical trade documentation. Management reviews the assumptions and decides whether they are reasonable. Management may compare interest rates, credit spreads and prepayments speeds used as part of the assumptions to those that management believes are reasonable. Management may price securities using the provided assumptions to determine whether they can develop similar prices on like securities. Any discrepancies between management’s review and the prices provided by the vendor are discussed with the vendor and the Company’s other valuation advisors. Last, management selects a sample of investment securities and compares the values provided by its primary third party pricing service to the market values obtained from secondary sources and evaluates those with notable variances.
Annually the Company receives an SSAE 16 report from its independent pricing service attesting to the controls placed on the operations of the service from its auditor.

Interest rate swaps: Interest rate swaps are reported at fair value utilizing Level 2 inputs. The Company obtains dealer quotations to value its interest rate swaps.
Junior subordinated debt: The Company estimates the fair value of its junior subordinated debt using a discounted cash flow model which incorporates the effect of the Company’s own credit risk in the fair value of the liabilities (Level 3). The Company’s cash flow assumptions are based on contractual cash flows as the Company anticipates that it will pay the debt according to its contractual terms. The Company uses the BB 20-Year Index adjusted for a credit risk spread. The Company estimated the discount rate at 6.242%, which is a 599 basis point spread over 3 month LIBOR (0.256% as of December 31, 2014). As of December 31, 2013, the Company estimated the discount rate at 5.861%, which was a 562 basis point spread over 3 month LIBOR of 0.246%.
The fair value of assets and liabilities measured at fair value on a recurring basis were determined using the following inputs at the periods presented:

	Fair Value Measurements at the End of the Reporting Period Using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
	(in thousands)
December 31, 2014
Assets:
Measured at fair value
Residential MBS issued by GSEs	$—	$1,858	$—	$1,858
Available-for-sale
U.S. government sponsored agency securities	$—	$18,346	$—	$18,346
Corporate debt securities	—	52,489	—	52,489
Municipal obligations	—	299,037	—	299,037
Preferred stock	82,612	—	—	82,612
Mutual funds	37,702	—	—	37,702
Residential MBS issued by GSEs	—	891,189	—	891,189
Commercial MBS issued by GSEs	—	2,147	—	2,147
Private label residential MBS	—	70,243	—	70,243
Private label commercial MBS	—	5,149	—	5,149
Trust preferred securities	—	25,546	—	25,546
CRA investments	24,332	—	—	24,332
Collateralized debt obligations	—	—	11,445	11,445
Total AFS securities	$144,646	$1,364,146	$11,445	$1,520,237
Derivative assets (1)	$—	$7	$—	$7
Liabilities:
Junior subordinated debt	$—	$—	$40,437	$40,437
Derivative liabilities (1)	—	57,820	—	57,820

(1)
Derivative assets and liabilities relate to interest rate swaps, see "Note 12. Derivatives and Hedging Activities." In addition, the carrying value of loans includes a positive value of $57,140 as of December 31, 2014, which relates to the change in fair value attributed to fluctuations in interest rates.

	Fair Value Measurements at the End of the Reporting Period Using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
	(in thousands)
December 31, 2013
Assets:
Measured at fair value
Residential MBS issued by GSEs	$—	$3,036	$—	$3,036
Available-for-sale
U.S. government sponsored agency securities	—	46,975	—	46,975
Municipal obligations	—	115,665	—	115,665
Preferred stock	61,484	—	—	61,484
Mutual funds	36,532	—	—	36,532
Residential MBS issued by GSEs	—	1,021,421	—	1,021,421
Private label residential MBS	—	36,099	—	36,099
Private label commercial MBS	—	5,433	—	5,433
Trust preferred securities	—	23,805	—	23,805
CRA investments	23,282	—	—	23,282
Total AFS securities	$121,298	$1,249,398	$—	$1,370,696
Derivative assets (1)	$—	$2,002	$—	$2,002
Liabilities:
Junior subordinated debt	$—	$—	$41,858	$41,858
Derivative liabilities (1)	—	404	—	404

(1)
Derivative assets and liabilities relate to interest rate swaps, see "Note 12. Derivatives and Hedging Activities." In addition, the carrying value of loans includes a negative value of $3,069 as of December 31, 2013, which relates to the change in fair value attributed to fluctuations in interest rates.

For the years ended December 31, 2014 and 2013, the change in Level 3 assets and liabilities measured at fair value on a recurring basis was as follows:

	December 31, 2014		December 31, 2013
	Junior Subordinated Debt	CDO Securities	Junior Subordinated Debt
	(in thousands)
Beginning balance	$(41,858)	$—	$(36,218)
Transfers into Level 3	—	6,243	—
Total gains (losses) for the period
Included in earnings (1)	1,421	—	(5,640)
Included in other comprehensive income (2)	—	5,202	—
Ending balance	$(40,437)	$11,445	$(41,858)
Change in unrealized gains (losses) for the period included in earnings	$1,421	$—	$(5,640)

(1)	Total gains (losses) for the period are included in the non-interest income line, Unrealized gains (losses) on assets and liabilities measured at fair value, net.

(2)	Total gains (losses) for the period are included in the other comprehensive income line, Unrealized (loss) gain on AFS securities.
At various dates during the year ended December 31, 2014, the Company transferred its CDO securities with a total fair value of $6.2 million at the dates of those transfers, from Level 2 into Level 3 due to the lack of observable market data related to a decrease in market activity for these securities.
For Level 3 liabilities measured at fair value on a recurring basis as of December 31, 2014 and 2013, the significant unobservable inputs used in the fair value measurements were as follows:

	December 31, 2014	Valuation Technique	Significant Unobservable Inputs
	(dollars in thousands)
Junior subordinated debt	$40,437	Discounted cash flow	Adjusted Corporate Bond over Treasury Index with comparable credit spread
CDO securities	11,445	S&P Model	Pricing indications from comparable securities

	December 31, 2013	Valuation Technique	Significant Unobservable Inputs
	(dollars in thousands)
Junior subordinated debt	$41,858	Discounted cash flow	Adjusted Corporate Bond over Treasury Index with comparable credit spread
The significant unobservable inputs used in the fair value measurement of the Company’s junior subordinated debt are the calculated or estimated credit spreads on comparable publicly-traded company trust preferred issuances, which were non-investment grade and non-rated. The input value used in the fair value measurement of the Company's junior subordinated debt was 6.242% and 5.861% as of December 31, 2014 and 2013, respectively.
The significant unobservable inputs used in the fair value measurement of the Company's CDO securities include securities terms, conditions, and underlying collateral type, as well as trustee and servicer reports, trade data on comparable securities, and market quotes that are converted into spreads to benchmark LIBOR curves. Significant increases or decreases in these inputs could result in a significantly different fair value measurements.
Fair value on a nonrecurring basis
Certain assets are measured at fair value on a nonrecurring basis. That is, the assets are not measured at fair value on an ongoing basis, but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). The following table presents such assets carried on the balance sheet by caption and by level within the ASC 825 hierarchy:

	Fair Value Measurements at the End of the Reporting Period Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Active Markets for Similar Assets (Level 2)	Unobservable Inputs (Level 3)
	(in thousands)
As of December 31, 2014:
Impaired loans with specific valuation allowance	$114,163	$—	$—	$114,163
Impaired loans without specific valuation allowance (1)	38,019	—	—	38,019
Other assets acquired through foreclosure	57,150	—	—	57,150
As of December 31, 2013:
Impaired loans with specific valuation allowance	$20,474	$—	$—	$20,474
Impaired loans without specific valuation allowance (1)	95,695	—	—	95,695
Other assets acquired through foreclosure	66,719	—	—	66,719

(1)	Excludes loan balances with charge-offs of $3.8 million and $56.9 million as of December 31, 2014 and 2013, respectively.
Impaired loans: The specific reserves for collateral dependent impaired loans are based on collateral value, net of estimated disposition costs and other identified quantitative inputs. Collateral value is determined based on third-party appraisals. Appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Fair value is determined, where possible, using market prices derived from an appraisal or evaluation, which are considered to be Level 2. However, certain assumptions and unobservable inputs are often used by the appraiser; therefore, qualifying the assets as Level 3 in the fair value hierarchy. In some cases, adjustments are made to the appraised values due to various factors, including age of the appraisal (which are generally obtained every twelve months), age of comparables included in the appraisal and known changes in the market and in the collateral. When significant adjustments are based on unobservable inputs, such as when a current appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the resulting fair value measurement has been categorized as a Level 3 measurement. These Level 3 impaired loans had an estimated fair value of $124.9 million and $25.8 million, respectively, at December 31, 2014 and 2013. The fair value of these Level 3 impaired loans reflects the carrying value of loan, which has been reduced by any deficit in appraised value compared to book value, estimated disposition costs, and estimated losses of similar impaired loans based on historical loss experience. Specific reserves in the allowance for loan losses for these loans were $10.8 million and $5.3 million, respectively, at December 31, 2014 and 2013.
Other assets acquired through foreclosure: Other assets acquired through foreclosure consist of properties acquired as a result of, or in-lieu-of, foreclosure. Properties or other assets classified as other assets acquired through foreclosure and other repossessed property are initially reported at the fair value determined by independent appraisals using appraised value, less estimated cost to sell. Such properties are generally re-appraised every twelve months. There is risk for subsequent volatility. Costs relating to the development or improvement of the assets are capitalized and costs relating to holding the assets are charged to expense. The Company had $57.2 million of such assets at December 31, 2014. Fair value is determined, where possible, using market prices derived from an appraisal or evaluation, which are considered to be Level 2. However, certain assumptions and unobservable inputs are often used by the appraiser; therefore, qualifying the assets as Level 3 in the fair value hierarchy. When significant adjustments are based on unobservable inputs, such as when a current appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the resulting fair value measurement has been categorized as a Level 3 measurement.
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
For the years December 31, 2014 and 2013, the Company determined that no securities experienced credit losses.
The following table presents a rollforward of the amount related to impairment credit losses recognized in earnings for the year ended December 31, 2013. As a result of the sale of these securities during the second quarter of 2013, there is no OTTI balance recognized in comprehensive income as of December 31, 2014 and 2013.

Private Label MBS
(in thousands)
Beginning balance of impairment losses held in other comprehensive income	$(1,811)
Current period OTTI credit losses recognized through earnings	—
Reductions for securities sold during the period	1,811
Additions or reductions in credit losses due to change of intent to sell	—
Reductions for increases in cash flows to be collected on impaired securities	—
Ending balance of net unrealized gains and (losses) held in other comprehensive income	$—

FAIR VALUE OF FINANCIAL INSTRUMENTS
The estimated fair value of the Company’s financial instruments is as follows:

	December 31, 2014
	Carrying Amount	Fair Value
		Level 1	Level 2	Level 3	Total
	(in thousands)
Financial assets:
Investment securities:
AFS	$1,520,237	$144,646	$1,364,146	$11,445	$1,520,237
Trading	1,858	—	1,858	—	1,858
Derivative assets (1)	7	—	7	—	7
Loans, net	8,288,049	—	7,984,692	152,182	8,136,874
Accrued interest receivable	36,705	—	36,705	—	36,705
Financial liabilities:
Deposits	8,931,043	—	8,935,566	—	8,935,566
Customer repurchases	54,899	—	54,899	—	54,899
FHLB and FRB advances	307,081	—	307,081	—	307,081
Other borrowed funds	83,182	—	25,000	61,074	86,074
Junior subordinated debt	40,437	—	—	40,437	40,437
Derivative liabilities	57,820	—	57,820	—	57,820
Accrued interest payable	9,890	—	9,890	—	9,890

	December 31, 2013
	Carrying Amount	Fair Value
		Level 1	Level 2	Level 3	Total
	(in thousands)
Financial assets:
Investment securities:
HTM	$283,006	$22,200	$259,496	$8	$281,704
AFS	1,370,696	121,298	1,249,398	—	1,370,696
Trading	3,036	—	3,036	—	3,036
Derivative assets (1)	2,002	—	2,002	—	2,002
Loans, net	6,701,365	—	6,090,962	116,169	6,207,131
Accrued interest receivable	28,591	—	28,591	—	28,591
Financial liabilities:
Deposits	7,838,205	—	7,842,014	—	7,842,014
Customer repurchases	71,192	—	71,192	—	71,192
FHLB and FRB advances	273,879	—	273,879	—	273,879
Other borrowed funds	341,096	—	3,000	71,475	74,475
Junior subordinated debt	41,858	—	—	41,858	41,858
Derivative liabilities	404	—	404	—	404
Accrued interest payable	4,920	—	4,920	—	4,920
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
Interest rate risk exposure is measured using interest rate sensitivity analysis to determine our change in EVE and net interest income resulting from hypothetical changes in interest rates. If potential changes to EVE and net interest income resulting from hypothetical interest rate changes are not within the limits established by the BOD, the BOD may direct management to adjust the asset and liability mix to bring interest rate risk within Board-approved limits. As of December 31, 2014, the Company’s interest rate risk profile was within Board-approved limits.
WAB has an ALCO charged with managing interest rate risk within the Board of Directors approved limits. Limits are structured to prohibit an interest rate risk profile that does not conform to both management and Board of Directors risk tolerances. There is also ALCO reporting at the holding company level for reviewing interest rate risk for the Consolidated Company.
Fair value of commitments
The estimated fair value of standby letters of credit outstanding at December 31, 2014 and 2013 was insignificant. Loan commitments on which the committed interest rates were less than the current market rate are also insignificant at December 31, 2014 and 2013.
17. REGULATORY CAPITAL REQUIREMENTS
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
Quantitative measures established by regulation to ensure capital adequacy require the Company and WAB to maintain minimum amounts and ratios of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I leverage (as defined) to average assets (as defined). As of December 31, 2014 and 2013, the Company and WAB met all capital adequacy requirements to which they are subject.
As of December 31, 2014, the Company and WAB met the minimum capital ratio requirements necessary to be classified as well-capitalized, as defined by the banking agencies. To be categorized as well-capitalized, WAB must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the table below.
Federal banking regulators have proposed revisions to the bank capital requirement standards known as Basel III, which are effective beginning March 31, 2015. Basel III strengthens bank capital requirements and introduces new regulatory requirements on bank liquidity and bank leverage. Based on the Company’s assessment of these proposed regulations, as of December 31, 2014, the Company and the bank met the requirements necessary to be classified as well-capitalized under the proposed regulation.
The actual capital amounts and ratios for the banks and Company are presented in the following table:

	Total Capital	Tier 1 Capital	Risk-Weighted Assets	Tangible Average Assets	Total Capital Ratio	Tier 1 Capital Ratio	Tier 1 Leverage Ratio
	(dollars in thousands)
December 31, 2014
WAL	$1,119,618	$1,007,278	$9,555,390	$10,367,575	11.7%	10.5%	9.7%
WAB	1,057,253	945,687	9,435,459	10,232,297	11.2	10.0	9.2
Well-capitalized ratios					10.0	6.0	5.0
Minimum capital ratios					8.0	4.0	4.0
December 31, 2013
WAL	$991,461	$891,232	$8,016,500	$9,060,995	12.4%	11.1%	9.8%
WAB	931,564	834,560	7,931,887	8,832,546	11.7	10.5	9.5
Well-capitalized ratios					10.0	6.0	5.0
Minimum capital ratios					8.0	4.0	4.0

18. EMPLOYEE BENEFIT PLANS
The Company has a qualified 401(k) employee benefit plan for all eligible employees. Participants are able to defer between 1% and 15% (up to a maximum of $17,500 for those under 50 years of age in 2014) of their annual compensation. The Company may elect to match a discretionary amount each year, which was 50% of the first 6% of the participant’s compensation deferred into the plan. The Company’s total contribution was $1.7 million, $1.7 million, and $1.4 million for the years ended December 31, 2014, 2013, and 2012, respectively.
In addition, the Company maintains a non-qualified 401(k) restoration plan for the benefit of executives of the Company and certain affiliates. Participants are able to defer a portion of their annual salary and receive a matching contribution based primarily on the contribution structure in effect under the Company’s 401(k) plan, but without regard to certain statutory limitations applicable under the 401(k) plan. The Company’s total contribution to the restoration plan was $77,000, $64,000, and $43,000 for the years ended December 31, 2014, 2013, and 2012, respectively.
19. MERGERS, ACQUISITIONS AND DISPOSITIONS
Bank Subsidiary Mergers
On December 31, 2013, the Company merged BON and TPB into WAB. Prior to the consolidation, ABA and FIB operated as divisions of WAB. In 2014, BON, TPB, ABA and FIB also operated as divisions of WAB. As the bank mergers did not meet the definition of a business combination under the guidance of ASC 805, the entities were combined in a method similar to a pooling of interests. There was $2.6 million of merger / restructure related expenses incurred during the year ended December 31, 2013 relating to the merger.
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

The recognized amounts of identifiable assets acquired and liabilities assumed are as follows:

April 30, 2013
(in thousands)
Assets:
Cash and cash equivalents (1)	$70,349
Federal funds sold (1)	8,355
Investment securities - AFS	26,014
Loans	351,474
Deferred tax assets, net	21,666
Premises and equipment	44
Other assets acquired through foreclosure	5,622
Other assets	6,007
Total assets	489,531
Liabilities:
Deposits	338,811
FHLB advances	79,943
Other liabilities	3,233
Total liabilities	421,987
Net assets acquired	67,544
Consideration paid	57,500
Bargain purchase gain	$10,044

(1)	Cash acquired, less cash consideration paid of $57.5 million, resulted in net cash and cash equivalents increasing by $21.2 million following the acquisition.
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
The fair values of assets acquired and liabilities assumed are subject to adjustment during the first twelve months after the acquisition date if additional information becomes available to indicate a more accurate or appropriate value for an asset or liability. There were no measurement period adjustments made to the acquisition date fair values of acquired assets or assumed liabilities from Centennial. Accordingly, these acquisition date fair values are final.
On October 17, 2012, the Company acquired Western Liberty, including its 2 wholly-owned subsidiaries, Service 1st Bank of Nevada and LVSP. The Company subsequently merged Service 1st Bank of Nevada into its wholly-owned subsidiary, BON, on October 19, 2012. LVSP remains a wholly-owned subsidiary of WAL.
Under the terms of the Western Liberty merger, the Company exchanged either $4.02 of cash for each Western Liberty share or 0.4341shares of the Company’s common stock for each Western Liberty share, which resulted in payment of 27.5 million and 2,966,236 shares of the Company’s common stock.
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

	December 31,
	2013	2012
	(in thousands, except per share amounts)
Interest income (1)	$325,761	$335,784
Non-interest income (2)	7,310	29,214
Net income available to common stockholders (3)	98,751	52,085
Earnings per share—basic	1.15	0.63
Earnings per share—diluted	1.14	0.63

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

Shine and MRA Dispositions
Effective October 31, 2012, the Company sold its 80% interest in Shine to certain members of the Shine management team. The transaction did not have a material impact on the Company’s Consolidated Financial Statements. See "Note 6. Goodwill and Other Intangible Assets" contained in these Notes to Consolidated Financial Statements for discussion of the impairment charge of $3.4 million taken in the third quarter 2012. Also in the third quarter of 2012, the Company sold its minority interest in MRA for $1.6 million and recognized a net gain on sale of $0.8 million. Operating results for these dispositions are not presented as discontinued operations since the operating results are not deemed significant.
PartnersFirst Discontinued Operations
The Company discontinued its affinity credit card business and presented these activities as discontinued operations. During the second quarter 2014, the Company shut down its remaining affinity credit card operations. Therefore, no additional discontinued operations will be reported in future periods. The following table summarizes the operating results of the discontinued operations for the periods indicated:

	Year Ended December 31,
	2014	2013	2012
	(in thousands)
Operating revenue	$(358)	$3,345	$1,248
Non-interest expenses	(1,369)	(4,855)	(5,541)
Loss before income taxes	(1,727)	(1,510)	(4,293)
Income tax benefit	(569)	(649)	(1,803)
Net loss	$(1,158)	$(861)	$(2,490)
20. PARENT COMPANY FINANCIAL INFORMATION
The condensed financial statements of the holding company are presented in the following tables:

WESTERN ALLIANCE BANCORPORATION
Condensed Balance Sheets

	December 31,
	2014	2013
	(in thousands)
ASSETS:
Cash and cash equivalents	$11,855	$7,128
Money market investments	451	2,632
Investment securities - AFS	51,335	33,005
Investment in subsidiaries	997,709	863,712
Loans, net of deferred loan fees and costs and allowance for credit losses	39,221	47,239
Other assets acquired through foreclosure, net	16,318	25,168
Other assets	9,912	14,730
Total assets	$1,126,801	$993,614
LIABILITIES AND STOCKHOLDERS' EQUITY:
Other borrowings	$83,182	$67,217
Junior subordinated debt, at fair value	40,437	41,858
Accrued interest and other liabilities	2,254	29,041
Total liabilities	125,873	138,116
Total stockholders’ equity	1,000,928	855,498
Total liabilities and stockholders’ equity	$1,126,801	$993,614

WESTERN ALLIANCE BANCORPORATION
Condensed Income Statements

	Year Ended December 31,
	2014	2013	2012
	(in thousands)
Income:
Dividends from subsidiaries	$67,515	$71,529	$18,499
Interest income	4,381	2,847	2,105
Non-interest income	1,737	3,995	27,563
Total income	73,633	78,371	48,167
Expense:
Interest expense	8,776	10,833	10,522
Non-interest expense	10,850	32,001	30,064
Total expense	19,626	42,834	40,586
Income before income taxes and equity in undistributed earnings of subsidiaries	54,007	35,537	7,581
Income tax benefit	5,388	21,426	11,353
Income before equity in undistributed earnings of subsidiaries	59,395	56,963	18,934
Equity in undistributed earnings of subsidiaries	88,556	58,002	53,705
Net income	147,951	114,965	72,639
Dividends on preferred stock	1,387	1,410	3,793
Net income available to common stockholders	$146,564	$113,555	$68,846

Western Alliance Bancorporation
Condensed Statements of Cash Flows

	Year Ended December 31,
	2014	2013	2012
	(in thousands)
Cash flows from operating activities:
Net income	$147,951	$114,965	$72,639
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in net undistributed earnings of subsidiaries	(88,556)	(58,002)	(53,705)
Excess tax benefit of stock-based compensation	(4,194)	(1,552)	—
Junior subordinated debt change in fair value	(1,421)	5,640	(767)
Loss on extinguishment of debt	502	1,387	—
Other operating activities, net	(20,040)	(4,011)	835
Net cash provided by operating activities	34,242	58,427	19,002
Cash flows from investing activities:
Purchases of securities	(23,431)	(2,044)	(26,765)
Principal pay downs, calls, maturities, and sales proceeds of securities, net	8,376	6,767	13,622
Proceeds from sale of other repossessed assets, net	9,610	9,844	4,146
Purchase of other repossessed assets, net	—	—	(1,640)
Capital contributions to subsidiaries	—	(40,000)	—
Loans purchases, fundings, and principal collections, net	3,286	(35,979)	(12,665)
Sale (purchase) of money market investments, net	2,181	(1,968)	6,679
Sale (purchase) of premises, equipment, and other assets, net	617	(481)	(23)
Proceeds from business divestitures	—	—	1,300
Net cash provided by (used in) investing activities	639	(63,861)	(15,346)
Cash flows from financing activities:
Proceeds from other borrowings, net	22,000	3,000	—
Excess tax benefit of stock-based compensation	4,194	1,552	—
Repayments on other borrowings	(6,501)	(10,887)	—
Proceeds from issuance of common stock	13,746	—	—
Proceeds from exercise of stock options	8,294	4,595	2,802
Redemption of preferred stock	(70,500)	—	—
Cash dividends paid on preferred stock	(1,387)	(1,410)	(3,793)
Net cash used in financing activities	(30,154)	(3,150)	(991)
Net increase (decrease) in cash and cash equivalents	4,727	(8,584)	2,665
Cash and cash equivalents at beginning of year	7,128	15,712	13,047
Cash and cash equivalents at end of year	$11,855	$7,128	$15,712
Supplemental disclosure:
Cash paid during the year for:
Interest	$9,067	$11,091	$10,541
Income taxes	32,238	19,105	1,740
Non-cash investing and financing activity:
Change in unrealized gain (loss) on AFS securities, net of tax	2,031	2,450	(770)
Loan contributions to subsidiaries	2,663	—	—

21. SEGMENTS
On December 31, 2013, the Company consolidated its three bank subsidiaries under one charter, WAB. As a result, the Company has redefined its operating segments to reflect the new organizational and internal reporting structure. The realignment of the Company's segments resulted in significant differences from the old segmentation methodology. Some of the more substantial changes, which are effective as of January 1, 2014, include the following:

•	Loans previously participated between WAB, BON, and TPB were repatriated to the originating region in Arizona, Nevada, and California.

•	Expansion in the number of cost centers used, which involved transfers of employees to new or different costs centers.

•
Implementation of a funds transfer pricing process that matches assets and liabilities with similar interest rate sensitivity and maturity characteristics to correspond to the employee movements as well as the loan repatriations and other asset movements.

•	Implementation of a new expense allocation methodology to allocate indirect costs across all segments based on key metrics.
All of the aforementioned changes were made as of the end of 2013 and were not retrospective. Consequently, the Company determined that recasting prior year segment information to conform to the new segmentation methodology would be impracticable due to the substantial time and cost that would be involved in recasting this information. Also, given the incomparability of the reporting segments between periods, the Company determined that disclosure of the reportable segment information for the year ended December 31, 2014, as previously reported under the old basis, would not be beneficial to the reader as it does not assist the reader in better understanding the Company’s performance, assessing its prospects for future net cash flows or making more informed judgments about the Company as a whole, which are the primary objectives of ASC 280-10.
The new operating segments are as follows: Arizona, Nevada, California, CBL, and Corporate & Other.
The Company's reportable segments are aggregated primarily based on geographic location, services offered, and markets served. The Arizona, Nevada, and California segments provide full service banking and related services to their respective markets although operations may not be domiciled in these states. The Company's CBL segment provides banking services to niche markets. These CBLs are managed centrally and are broader in geographic scope, though still predominately within the Company's core market areas. Corporate & Other primarily relates to our Treasury division and also includes other corporate-related items, income and expense items not allocated to other reportable segments, and inter-segment eliminations.
The Company's segment reporting process begins with the assignment of all loan and deposit accounts directly to the segments where these products are originated and/or serviced. Equity capital is assigned to each segment based on the risk profile of their assets and liabilities, which ranged from 0% to 12% during the year, with a funds credit provided for the use of this equity as a funding source. Any excess equity not allocated to segments based on risk is assigned to the Corporate & Other segment.
Net interest income, provision for credit losses, and non-interest expense amounts are recorded in their respective segment to the extent that the amounts are directly attributable to those segments. Net interest income is recorded in each segment on a TEB with a corresponding increase in income tax expense, which is eliminated in the Corporate & Other segment.
Further, net interest income of a reportable segment includes a funds transfer pricing process that matches assets and liabilities with similar interest rate sensitivity and maturity characteristics. Using this funds transfer pricing methodology, liquidity is transferred between users and providers. A net user of funds has lending/investing in excess of deposits/borrowings and a net provider of funds has deposits/borrowings in excess of lending/investing. A segment that is a user of funds is charged for the use of funds, while a provider of funds is credited through funds transfer pricing, which is determined based on the average life of the assets or liabilities in the portfolio.
Net income amounts for each reportable segment is further derived by the use of expense allocations. Certain expenses not directly attributable to a specific segment are allocated across all segments based on key metrics, such as number of employees, average loan balances, and average deposit balances. These types of expenses include information technology, operations, human resources, finance, risk management, credit administration, legal, and marketing.
Income taxes are applied to each segment based on the effective tax rate for the geographic location of the segment. Any difference in the corporate tax rate and the aggregate effective tax rates in the segments are adjusted in the Corporate & Other segment.

The following is a summary of selected operating segment information as of and for the year ended December 31, 2014:

	Arizona	Nevada	California	Central Business Lines	Corporate & Other	Consolidated Company
At December 31, 2014	(dollars in millions)
Assets:
Cash, cash equivalents, and investment securities	$2.3	$5.0	$2.5	$—	$1,702.4	$1,712.2
Loans, net of deferred loan fees and costs	2,341.9	1,668.7	1,751.7	2,590.0	46.0	8,398.3
Less: allowance for credit losses	(30.7)	(21.9)	(23.0)	(34.0)	(0.6)	(110.2)
Total loans	2,311.2	1,646.8	1,728.7	2,556.0	45.4	8,288.1
Other assets acquired through foreclosure, net	15.5	21.0	—	—	20.6	57.1
Goodwill and other intangible assets, net	—	25.9	—	—	—	25.9
Other assets	34.8	64.2	21.5	22.9	373.8	517.2
Total assets	$2,363.8	$1,762.9	$1,752.7	$2,578.9	$2,142.2	$10,600.5
Liabilities:
Deposits (1)	$2,178.0	$3,230.6	$2,328.5	$946.6	$247.3	$8,931.0
Other borrowings	—	—	—	—	390.3	390.3
Other liabilities	17.4	40.8	9.1	72.4	138.6	278.3
Total liabilities	2,195.4	3,271.4	2,337.6	1,019.0	776.2	9,599.6
Allocated equity	250.8	209.0	197.7	232.9	110.5	1,000.9
Total liabilities and stockholders' equity	$2,446.2	$3,480.4	$2,535.3	$1,251.9	$886.7	$10,600.5
Excess funds provided (used)	82.4	1,717.5	782.6	(1,327.0)	(1,255.5)	—

(1)	Certain deposits from prior periods were re-allocated to specific segments to conform to current presentation.

	Arizona	Nevada	California	Central Business Lines	Corporate & Other	Consolidated Company
Year Ended December 31, 2014:	(in thousands)
Net interest income (expense)	$112,128	$117,508	$100,223	$71,010	$(15,976)	$384,893
Provision for (recovery of) credit losses	2,083	(7,542)	(1,638)	11,365	458	4,726
Net interest income (expense) after provision for credit losses	110,045	125,050	101,861	59,645	(16,434)	380,167
Non-interest income	3,713	9,410	4,394	1,742	6,182	25,441
Non-interest expense	(54,986)	(60,149)	(53,914)	(27,804)	(11,256)	(208,109)
Income (loss) from continuing operations before income taxes	58,772	74,311	52,341	33,583	(21,508)	197,499
Income tax expense (benefit)	23,053	26,009	22,007	12,594	(35,273)	48,390
Income from continuing operations	35,719	48,302	30,334	20,989	13,765	149,109
Loss from discontinued operations, net	—	—	—	—	(1,158)	(1,158)
Net income	$35,719	$48,302	$30,334	$20,989	$12,607	$147,951

22. QUARTERLY FINANCIAL DATA (UNAUDITED)

	December 31, 2014
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
	(in thousands, except share amounts)
Interest income	$110,151	$105,554	$101,973	$98,701
Interest expense	8,006	7,481	8,075	7,924
Net interest income	102,145	98,073	93,898	90,777
Provision for credit losses	300	419	507	3,500
Net interest income after provision for credit losses	101,845	97,654	93,391	87,277
Non-interest income	8,607	6,226	5,773	4,835
Non-interest expense	(55,932)	(50,012)	(52,416)	(49,749)
Income from continuing operations before provision for income taxes	54,520	53,868	46,748	42,363
Income tax expense	14,111	12,949	10,706	10,624
Income from continuing operations	40,409	40,919	36,042	31,739
Loss from discontinued operations, net of tax	—	—	(504)	(654)
Net income	40,409	40,919	35,538	31,085
Dividends on preferred stock	329	353	352	353
Net income available to common stockholders	$40,080	$40,566	$35,186	$30,732
Earnings per share:
Basic	$0.46	$0.47	$0.41	$0.35
Diluted	$0.46	$0.46	$0.40	$0.35

	At December 31, 2013
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
	(in thousands, except per share amounts)
Interest income	$97,582	$92,680	$89,285	$83,108
Interest expense	7,601	8,121	7,133	6,905
Net interest income	89,981	84,559	82,152	76,203
Provision for credit losses	4,300	—	3,481	5,439
Net interest income after provision for credit losses	85,681	84,559	78,671	70,764
Non-interest income	1,557	4,129	11,762	4,799
Non-interest expense	(51,131)	(49,675)	(48,531)	(46,929)
Income from continuing operations before provision for income taxes	36,107	39,013	41,902	28,634
Income tax expense	3,992	10,390	7,661	7,787
Income from continuing operations	32,115	28,623	34,241	20,847
(Loss) gain from discontinued operations, net of tax	(701)	(29)	(169)	38
Net income	31,414	28,594	34,072	20,885
Dividends on preferred stock	352	352	353	353
Net income available to common stockholders	$31,062	$28,242	$33,719	$20,532
Earnings per share:
Basic	$0.36	$0.33	$0.39	$0.24
Diluted	$0.36	$0.33	$0.39	$0.24

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A.	Controls and Procedures
As of the end of the period covered by this Annual Report on Form 10-K, an evaluation was carried out by the Company’s management, with the participation of its CEO and CFO, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e), under the Exchange Act. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of the end of the period covered by this report. No changes were made to the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the last fiscal quarter that materially affected, or are reasonably likely to affect, the Company’s internal control over financial reporting.
MANAGEMENTS REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
The management of WAL is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is a process designed under the supervision of the Company’s CEO and CFO to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with U.S. generally accepted accounting principles.
As of December 31, 2014, management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control-Integrated Framework” issued by the COSO in 2013. Based on this assessment, management determined that the Company maintained effective internal control over financial reporting as of December 31, 2014, based on those criteria.
McGladrey LLP, the independent registered public accounting firm that audited the Consolidated Financial Statements of the Company included in this Annual Report on Form 10-K has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014. The report, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014, is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders
Western Alliance Bancorporation
We have audited Western Alliance Bancorporation’s (the Company) internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Western Alliance Bancorporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
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
In our opinion, Western Alliance Bancorporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Consolidated Financial Statements of Western Alliance Bancorporation and our report dated February 17, 2015 expressed an unqualified opinion.
/s/ McGladrey LLP
Phoenix, Arizona
February 17, 2015

Item 9B.	Other Information
Not applicable.
PART III

Item 10.	Directors, Executive Officers and Corporate Governance
The information required by this item is incorporated by reference from the Company’s Definitive Proxy Statement for the 2015 Annual Meeting of Stockholders to be held on May 19, 2015.
The Company has adopted a Code of Business Conduct and Ethics applicable to all of our directors and employees, including the principal executive officer, principal financial officer and principal accounting officer. A copy of the Code of Business Conduct and Ethics is available on the Company’s website at www.westernalliancebancorp.com.

Item 11.	Executive Compensation
The information required by this item is incorporated by reference from the Company’s Definitive Proxy Statement for the 2015 Annual Meeting of Stockholders to be held on May 19, 2015.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item is incorporated by reference from the Company’s Definitive Proxy Statement for the 2015 Annual Meeting of Stockholders to be held on May 19, 2015.

Item 13.	Certain Relationships and Related Transactions, and Director Independence
The information required by this item is incorporated by reference from the Company’s Definitive Proxy Statement for the 2015 Annual Meeting of Stockholders to be held on May 19, 2015.

Item 14.	Principal Accountant Fees and Services
The information required by this item is incorporated by reference from the Company’s Definitive Proxy Statement for the 2015 Annual Meeting of Stockholders to be held on May 19, 2015.

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

2.3	Plan of Conversion, dated May 29, 2014 (incorporated by reference to Exhibit 2.1 of Western Alliance’s Form 8-K filed with the SEC on June 3, 2014).

3.1	Articles of Conversion, as filed with the Nevada Secretary of State on May 29, 2014 (incorporated by reference to Exhibit 3.1 of Western Alliance’s Form 8-K filed with the SEC on June 3, 2014).

3.2	Certificate of Conversion, as filed with the Delaware Secretary of State on May 29, 2014 (incorporated by reference to Exhibit 3.2 of Western Alliance’s Form 8-K filed with the SEC on June 3, 2014).

3.3
Certificate of Incorporation, as filed with the Delaware Secretary of State on May 29, 2014 (incorporated by reference to Exhibit 3.3 of Western Alliance’s Form 8-K filed with the SEC on June 3, 2014).

3.4
Certificate of Designation of Non-Cumulative Perpetual Preferred Stock, Series B, as filed with the Delaware Secretary of State on May 29, 2014 (incorporated by reference to Exhibit 3.4 of Western Alliance’s Form 8-K filed with the SEC on June 3, 2014).

3.5	Bylaws, as amended effective September 22, 2014 (incorporated by reference to Exhibit 3.1 of Western Alliance’s Form 8-K filed with the SEC on September 29, 2014).

4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 of Western Alliance’s Form 8-K filed with the SEC on June 3, 2014).

4.2
Senior Debt Indenture, dated August 25, 2010, between Western Alliance Bancorporation and Wells Fargo Bank, National Association, as trustee. (incorporated by reference to Exhibit 4.1 of Western Alliance’s Form 8-K filed with the SEC on August 25, 2010).

4.3
First Supplemental Indenture, dated August 25, 2010, between Western Alliance Bancorporation and Wells Fargo Bank, National Association, as trustee. (incorporated by reference to Exhibit 4.2 of Western Alliance’s Form 8-K filed with the SEC on August 25, 2010).

4.4	Form of 10.00% Senior Notes due 2015 (incorporated by reference to Exhibit 4.3 of Western Alliance’s Form 8-K filed with the SEC on August 25, 2010).

4.5
Form of Non-Cumulative Perpetual Preferred Stock, Series B, stock certificate (incorporated by reference to Exhibit 4.8 of Western Alliance’s Annual Report on form 10-K filed with the SEC on March 2, 2012).

10.1	Western Alliance Bancorporation 2005 Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10.1 of Western Alliance’s Form 8-K filed with the SEC on April 6, 2012). ±

10.2
Form of BankWest Nevada Corporation Incentive Stock Option Plan Agreement (incorporated by reference to Exhibit 10.3 of Western Alliance’s Registration Statement on Form S-1 filed with the SEC on April 28, 2005). ±

10.3
Form of Western Alliance Incentive Stock Option Plan Agreement (incorporated by reference to Exhibit 10.4 of Western Alliance’s Registration Statement on Form S-1 filed with the SEC on April 28, 2005). ±

10.4	Form of Western Alliance 2002 Stock Option Plan Agreement (incorporated by reference to Exhibit 10.5 of Western Alliance’s Registration Statement on Form S-1 filed with the SEC on April 28, 2005). ±

10.5
Form of Western Alliance 2002 Stock Option Plan Agreement (with double trigger acceleration clause) (incorporated by reference to Exhibit 10.6 of Western Alliance’s Registration Statement on Form S-1 filed with the SEC on April 28, 2005). ±

10.6	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.7 of Western Alliance’s Registration Statement on Form S-1 filed with the SEC on April 28, 2005). ±

10.7	Form of Non-Competition Agreement (incorporated by reference to Exhibit 10.8 of Western Alliance’s Registration Statement on Form S-1 filed with the SEC on April 28, 2005). ±

10.8
Securities Purchase Agreement, dated September 29, 2008, by and among Western Alliance Bancorporation and certain other parties thereto (incorporated by reference to Exhibit 10.1 of Western Alliance’s Form 8-K filed with the SEC on October 2, 2008).

10.9
Registration Rights Agreement, dated September 29, 2008, by and among Western Alliance Bancorporation and certain other parties thereto (incorporated by reference to Exhibit 10.2 of Western Alliance’s Form 8-K filed with the SEC on October 2, 2008).

10.10
Letter Agreement, dated November 21, 2008, between Western Alliance Bancorporation and the United States Department of the Treasury, and the Securities Purchase Agreement – Standard Terms attached thereto (incorporated by reference to Exhibit 10.1 of Western Alliance’s Form 8-K filed with the SEC on November 25, 2008).

10.11	Western Alliance Bancorporation 2013 Annual Bonus Plan (incorporated by reference to Exhibit 10.21 of Western Alliance's Form 10-K filed with the SEC on March 1, 2013). ±

10.12	Western Alliance Bancorporation 2014 Annual Bonus Plan (incorporated by reference to Exhibit 10.12 of Western Alliance’s Form 10-K filed with the SEC on February 21, 2014). ±

10.13*	Western Alliance Bancorporation 2015 Annual Bonus Plan. ±

10.14
Small Business Lending Fund – Securities Purchase Agreement, dated September 27, 2011, between Western Alliance Bancorporation and the Secretary of the Treasury (incorporated by reference to Exhibit 10.1 of Western Alliance’s Form 8-K filed with the SEC on September 27, 2011).

10.15
Repurchase Agreement, dated September 27, 2011, between Western Alliance Bancorporation and the United States Department of the Treasury (incorporated by reference to Exhibit 10.2 of Western Alliance’s Form 8-K filed with the SEC on September 27, 2011).

10.16	Western Alliance Bancorporation Change in Control Severance Plan (incorporated by reference to Exhibit 10.1 of Western Alliance’s Form 8-K filed with the SEC on September 25, 2012). ±

10.17
Amended and Restated Distribution Agency Agreement, dated October 30, 2014, by and among the Company and Credit Suisse Securities (USA) LLC (incorporated by reference to Exhibit 10.1 of Western Alliance's Form 10-Q filed with the SEC on October 30, 2014).

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

WESTERN ALLIANCE BANCORPORATION

February 17, 2015	By:	/s/ Robert Sarver
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
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in their listed capacities on February 17, 2015.

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