Form 10-Q
period 2015-03-31
WESTERN ALLIANCE BANCORPORATION
filed 2015-05-08
CIK 1212545

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2015 or

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Common stock issued and outstanding: 89,191,366 shares as of May 4, 2015.

PART I
GLOSSARY OF ENTITIES AND TERMS
The acronyms and abbreviations identified below are used in various sections of this Form 10-Q, including "Management's Discussion and Analysis of Financial Condition and Results of Operations," in Item 2 and the Consolidated Financial Statements and the Notes to Consolidated Financial Statements in Item I of this Form 10-Q.

ENTITIES:
AAB	Alliance Association Bank	WAB or Bank	Western Alliance Bank
ABA	Alliance Bank of Arizona	WACF	Western Alliance Corporate Finance
BON	Bank of Nevada	WAEF	Western Alliance Equipment Finance
Bridge	Bridge Capital Holdings	WAL or Parent	Western Alliance Bancorporation
Centennial	Centennial Bank	WAPF	Western Alliance Public Finance
Company	Western Alliance Bancorporation and Subsidiaries	WARF	Western Alliance Resort Finance
FIB	First Independent Bank	WAWL	Western Alliance Warehouse Lending
LVSP	Las Vegas Sunset Properties	Western Liberty	Western Liberty Bancorp
TPB	Torrey Pines Bank
TERMS:
AFS	Available-for-Sale	GAAP	U.S. Generally Accepted Accounting Principles
ALCO	Asset and Liability Management Committee	GSE	Government-Sponsored Enterprise
AOCI	Accumulated Other Comprehensive Income	HTM	Held-to-Maturity
ARPS	Adjustable-Rate Preferred Stock	ICS	Insured Cash Sweep Service
ASC	Accounting Standards Codification	IRC	Internal Revenue Code
ASU	Accounting Standards Update	ISDA	International Swaps and Derivatives Association
ATM	At-the-Market	LIBOR	London Interbank Offered Rate
BOD	Board of Directors	LIHTC	Low-Income Housing Tax Credit
CBL	Central Business Lines	MBS	Mortgage-Backed Securities
CDARS	Certificate Deposit Account Registry Service	NOL	Net Operating Loss
CDO	Collateralized Debt Obligation	NPV	Net Present Value
CEO	Chief Executive Officer	NUBILs	Net Unrealized Built In Losses
CFO	Chief Financial Officer	OCI	Other Comprehensive Income
CRA	Community Reinvestment Act	OREO	Other Real Estate Owned
CRE	Commercial Real Estate	OTTI	Other-than-Temporary Impairment
EPS	Earnings per share	PCI	Purchased Credit Impaired
EVE	Economic Value of Equity	SBIC	Small Business Investment Company
Exchange Act	Securities Exchange Act of 1934, as amended	SEC	Securities and Exchange Commission
FASB	Financial Accounting Standards Board	SSAE	Statement on Standards for Attestation Engagements
FDIC	Federal Deposit Insurance Corporation	TDR	Troubled Debt Restructuring
FHLB	Federal Home Loan Bank	TEB	Tax Equivalent Basis
FRB	Federal Reserve Bank	XBRL	eXtensible Business Reporting Language
FVO	Fair Value Option

Item 1.	Financial Statements.
WESTERN ALLIANCE BANCORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31, 2015	December 31, 2014
	(Unaudited)
	(in thousands, except per share amounts)
Assets:
Cash and due from banks	$126,891	$125,329
Interest-bearing deposits in other financial institutions	365,511	39,067
Cash and cash equivalents	492,402	164,396
Money market investments	663	451
Investment securities - measured at fair value	1,788	1,858
Investment securities - AFS, at fair value; amortized cost of $1,361,998 at March 31, 2015 and $1,493,648 at December 31, 2014	1,399,428	1,520,237
Investments in restricted stock, at cost	51,774	25,275
Loans, net of deferred loan fees and costs	8,818,554	8,398,265
Less: allowance for credit losses	(112,098)	(110,216)
Total loans	8,706,456	8,288,049
Premises and equipment, net	114,261	113,818
Other assets acquired through foreclosure, net	63,759	57,150
Bank owned life insurance	142,944	141,969
Goodwill	23,224	23,224
Other intangible assets, net	2,408	2,689
Deferred tax assets, net	59,079	62,686
Other assets	193,757	198,696
Total assets	$11,251,943	$10,600,498
Liabilities:
Deposits:
Non-interest-bearing demand	$2,657,451	$2,288,048
Interest-bearing	7,004,895	6,642,995
Total deposits	9,662,346	8,931,043
Customer repurchase agreements	47,235	54,899
Other borrowings	275,229	390,263
Junior subordinated debt, at fair value	40,746	40,437
Other liabilities	175,057	182,928
Total liabilities	10,200,613	9,599,570
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock - par value $0.0001 and liquidation value per share of $1,000; 20,000,000 authorized; 70,500 shares issued and outstanding at March 31, 2015 and December 31, 2014	70,500	70,500
Common stock - par value $0.0001; 200,000,000 authorized; 89,180,388 shares issued and outstanding at March 31, 2015 and 88,691,249 at December 31, 2014	9	9
Additional paid in capital	831,931	828,327
Retained earnings	125,467	85,453
Accumulated other comprehensive income	23,423	16,639
Total stockholders’ equity	1,051,330	1,000,928
Total liabilities and stockholders’ equity	$11,251,943	$10,600,498
See accompanying Notes to Unaudited Consolidated Financial Statements.

WESTERN ALLIANCE BANCORPORATION AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENTS (Unaudited)

	Three Months Ended March 31,
	2015	2014
	(in thousands, except per share amounts)
Interest income:
Loans, including fees	$100,391	$86,804
Investment securities	8,513	10,226
Dividends	1,275	1,099
Other	783	572
Total interest income	110,962	98,701
Interest expense:
Deposits	5,146	4,665
Other borrowings	2,244	2,819
Junior subordinated debt	441	421
Customer repurchase agreements	23	19
Total interest expense	7,854	7,924
Net interest income	103,108	90,777
Provision for credit losses	700	3,500
Net interest income after provision for credit losses	102,408	87,277
Non-interest income:
Service charges and fees	2,889	2,561
Income from bank owned life insurance	977	949
Card income	813	786
Gain on sales of investment securities, net	589	366
Unrealized losses on assets and liabilities measured at fair value, net	(309)	(1,276)
Other income	974	1,187
Total non-interest income	5,933	4,573
Non-interest expense:
Salaries and employee benefits	32,541	29,555
Occupancy	4,813	4,686
Legal, professional, and directors' fees	3,995	3,639
Data processing	3,126	2,729
Insurance	2,090	2,393
Loan and repossessed asset expenses	1,090	1,147
Card expense	474	600
Marketing	377	559
Intangible amortization	281	597
Net gain on sales / valuations of repossessed and other assets	(351)	(2,547)
Merger / restructure expense	159	157
Other expense	5,438	5,972
Total non-interest expense	54,033	49,487
Income from continuing operations before provision for income taxes	54,308	42,363
Income tax expense	14,118	10,624
Income from continuing operations	40,190	31,739
Loss from discontinued operations, net of tax	—	(654)
Net income	40,190	31,085
Dividends on preferred stock	176	353
Net income available to common stockholders	$40,014	$30,732

	Three Months Ended March 31,
	2015	2014
	(in thousands, except per share amounts)
Earnings per share from continuing operations:
Basic	$0.46	$0.36
Diluted	0.45	0.36
Loss per share from discontinued operations:
Basic	—	(0.01)
Diluted	—	(0.01)
Earnings per share available to common stockholders:
Basic	0.46	0.35
Diluted	0.45	0.35
Weighted average number of common shares outstanding:
Basic	87,941	86,256
Diluted	88,452	87,123
Dividends declared per common share	$—	$—
See accompanying Notes to Unaudited Consolidated Financial Statements.

WESTERN ALLIANCE BANCORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended March 31,
	2015	2014
	(in thousands)
Net income	$40,190	$31,085
Other comprehensive income (loss), net:
Unrealized gain on AFS securities, net of tax effect of $(4,277) and $(6,365), respectively	7,153	10,644
Realized gain on sale of AFS securities included in income, net of tax effect of $220 and $137 respectively	(369)	(229)
Net other comprehensive income	6,784	10,415
Comprehensive income	$46,974	$41,500
See accompanying Notes to Unaudited Consolidated Financial Statements.

WESTERN ALLIANCE BANCORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)

	Preferred Stock		Common Stock		Additional Paid in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
	(in thousands)
Balance, December 31, 2013	141	$141,000	87,186	$9	$797,146	$(21,546)	$(61,111)	$855,498
Net income	—	—	—	—	—	—	31,085	31,085
Exercise of stock options	—	—	64	—	703	—	—	703
Restricted stock, performance stock unit, and other grants, net	—	—	304	—	(2,543)	—	—	(2,543)
Dividends on preferred stock	—	—	—	—	—	—	(353)	(353)
Other comprehensive income, net	—	—	—	—	—	10,415	—	10,415
Balance, March 31, 2014	141	$141,000	87,554	$9	$795,306	$(11,131)	$(30,379)	$894,805

Balance, December 31, 2014	71	$70,500	88,691	$9	$828,327	$16,639	$85,453	$1,000,928
Net income	—	—	—	—	—	—	40,190	40,190
Exercise of stock options	—	—	51	—	793	—	—	793
Restricted stock, performance stock unit, and other grants, net	—	—	438	—	2,811	—	—	2,811
Dividends on preferred stock	—	—	—	—	—	—	(176)	(176)
Other comprehensive income, net	—	—	—	—	—	6,784	—	6,784
Balance, March 31, 2015	71	$70,500	89,180	$9	$831,931	$23,423	$125,467	$1,051,330
See accompanying Notes to Unaudited Consolidated Financial Statements.

WESTERN ALLIANCE BANCORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended March 31,
	2015	2014
	(in thousands)
Cash flows from operating activities:
Net income	$40,190	$31,085
Adjustments to reconcile net income to cash provided by operating activities:
Provision for credit losses	700	3,500
Depreciation and amortization	1,964	1,500
Stock-based compensation	4,129	332
Excess tax benefit of stock-based compensation	(4,579)	(787)
Deferred income taxes	208	(1,696)
Amortization of net premiums for investment securities	2,030	2,050
Accretion of fair market value adjustments due to acquisitions of loans	(1,478)	(3,305)
Accretion and amortization of fair market value adjustments due to acquisitions of other assets and liabilities	78	544
Income from bank owned life insurance	(977)	(949)
Unrealized losses on assets and liabilities measured at fair value, net	309	1,276
(Gains) / Losses on:
Sales of investment securities	(589)	(366)
Sale of loans	(201)	—
Other assets acquired through foreclosure, net	(1,115)	(1,168)
Valuation adjustments of other repossessed assets, net	786	35
Sale of premises, equipment, and other assets, net	(22)	(1,411)
Changes in, net of acquisitions:
Other assets	2,889	3,191
Other liabilities	16,798	6,146
Net cash provided by operating activities	61,120	39,977
Cash flows from investing activities:
Investment securities - measured at fair value
Principal pay downs and maturities	65	112
Investment securities - AFS
Purchases	(1,000)	(24,082)
Principal pay downs and maturities	53,172	38,332
Proceeds from sales	78,040	4,196
Investment securities - HTM
Principal pay downs and maturities	—	6,600
Purchase of investment tax credits	(9,381)	(10,529)
(Purchase) sale of money market investments, net	(212)	1,781
(Purchase) liquidation of restricted stock	(26,499)	4,911
Loan fundings and principal collections, net	(440,408)	(322,640)
Purchase of premises, equipment, and other assets, net	(2,237)	(1,103)
Proceeds from sale of other real estate owned and repossessed assets, net	1,440	13,512
Net cash used in investing activities	(347,020)	(288,910)

	Three Months Ended March 31,
	2015	2014
	(in thousands)
Cash flows from financing activities:
Net increase in deposits	731,374	310,939
Net (decrease) increase in borrowings	(122,664)	97,268
Proceeds from exercise of common stock options	793	703
Excess tax benefit of stock-based compensation	4,579	787
Cash dividends paid on preferred stock	(176)	(353)
Net cash provided by financing activities	613,906	409,344
Net increase in cash and cash equivalents	328,006	160,411
Cash and cash equivalents at beginning of period	164,396	305,514
Cash and cash equivalents at end of period	$492,402	$465,925
Supplemental disclosure:
Cash paid during the period for:
Interest	$11,499	$5,916
Income taxes	1,657	2,501
Non-cash investing and financing activity:
Transfers to other assets acquired through foreclosure, net	7,720	2,110
Change in unfunded investment tax credits and SBIC commitments	(2,000)	12,298
Change in unrealized gain on AFS securities, net of tax	6,784	10,415
Change in unfunded obligations	30	16,625
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
Principles of consolidation
As of March 31, 2015, WAL has eight wholly-owned subsidiaries: WAB, LVSP and six unconsolidated subsidiaries used as business trusts in connection with issuance of trust-preferred securities.
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
Reclassifications
Certain amounts in the Consolidated Financial Statements as of December 31, 2014 and for the three months ended March 31, 2014 have been reclassified to conform to the current presentation. The reclassifications have no effect on net income or stockholders’ equity as previously reported.

Interim financial information
The accompanying Unaudited Consolidated Financial Statements as of and for the three months ended March 31, 2015 and 2014 have been prepared in condensed format and, therefore, do not include all of the information and footnotes required by GAAP for complete financial statements. These statements have been prepared on a basis that is substantially consistent with the accounting principles applied to the Company's audited Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2014.
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
Securities classified as AFS or trading are reported as an asset in the Consolidated Balance Sheets at their estimated fair value. As the fair value of AFS securities changes, the changes are reported net of income tax as an element of OCI, except for other-than-temporarily-impaired securities. When AFS securities are sold, the unrealized gain or loss is reclassified from OCI to non-interest income. The changes in the fair values of trading securities are reported in non-interest income. Securities classified as AFS are both equity and debt securities that the Company intends to hold for an indefinite period of time, but not necessarily to maturity. Any decision to sell a security classified as AFS would be based on various factors, including significant movements in interest rates, changes in the maturity mix of the Company’s assets and liabilities, liquidity needs, decline in credit quality, and regulatory capital considerations.
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
Declines in the fair value of individual AFS debt securities that are deemed to be other-than-temporary are reflected in earnings when identified. The fair value of the debt security then becomes the new cost basis. For individual debt securities where the Company does not intend to sell the security and it is not more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis, the other-than-temporary decline in fair value of the debt security related to 1) credit loss is recognized in earnings; and 2) market or other factors is recognized in other comprehensive income or loss.
For individual debt securities where the Company either intends to sell the security or more likely than not will not recover all of its amortized cost, the OTTI is recognized in earnings equal to the entire difference between the security's cost basis and its fair value at the balance sheet date. For individual debt securities for which a credit loss has been recognized in earnings, interest accruals and amortization and accretion of premiums and discounts are suspended when the credit loss is recognized. Interest received after accruals have been suspended is recognized on a cash basis.
Restricted stock
WAB is a member of the FHLB system and maintains an investment in capital stock of the FHLB based on the borrowing capacity used. The Company also maintains an investment in its primary correspondent bank. On January 30, 2015, WAB became a member of the Federal Reserve System and, as part of its membership, is required to maintain stock in the FRB in a specified ratio to its capital. These investments are considered equity securities with no actively traded market. Therefore, the shares are considered restricted investment securities. These investments are carried at cost, which is equal to the value at which they may be redeemed. The dividend income received from the stock is reported in interest income. The Company conducts a periodic review and evaluation of its restricted stock to determine if any impairment exists.
Loans, interest, and fees from loans
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
Impaired loans: A loan is identified as impaired when it is no longer probable that interest and principal will be collected according to the contractual terms of the original loan agreement. Generally, impaired loans are classified as non-accrual. However, in certain instances, impaired loans may continue on an accrual basis, if full repayment of all principal and interest is expected and the loan is both well secured and in the process of collection. Impaired loans are measured for reserve requirements in accordance with ASC 310, Receivables, based on the present value of expected future cash flows discounted at the loan's effective interest rate or, as a practical expedient, at the loan's observable market price or the fair value of the collateral less applicable disposition costs if the loan is collateral dependent. The amount of an impairment reserve, if any, and any subsequent changes are recorded as a provision for credit losses. Losses are recorded as a charge-off when losses are confirmed. In addition to management's internal loan review process, regulators may from time to time direct the Company to modify loan grades, loan impairment calculations or loan impairment methodology.
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
An internal ten-year loss history is also incorporated into the allowance calculation model. Due to the credit concentration of our loan portfolio in real estate secured loans, the value of collateral is heavily dependent on real estate values in Nevada, Arizona, and California. While management uses the best information available to make its evaluation, future adjustments to the allowance may be necessary if there are significant changes in economic or other conditions. In addition, regulators, as an integral part of their examination processes, periodically review the Bank's allowance for credit losses, and may require us to make additions to the allowance based on their judgment about information available to them at the time of their examination. Management regularly reviews the assumptions and formulae used in determining the allowance and makes adjustments if required to reflect the current risk profile of the portfolio.
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
The Company occasionally purchases a financial instrument or originates a loan that contains an embedded derivative instrument. Upon purchasing the instrument or originating the loan, the Company assesses whether the economic characteristics of the embedded derivative are clearly and closely related to the economic characteristics of the remaining component of the financial instrument (i.e., the host contract) and whether a separate instrument with the same terms as the embedded instrument would meet the definition of a derivative instrument. When it is determined that 1) the embedded derivative possesses economic characteristics that are not clearly and closely related to the economic characteristics of the host contract and 2) a separate instrument with the same terms would qualify as a derivative instrument, the embedded derivative is separated from the host contract and carried at fair value. However, in cases where 1) the host contract is measured at fair value, with changes in fair value reported in current earnings, or 2) the Company is unable to reliably identify and measure an embedded derivative for separation from its host contract, the entire contract is carried on the Unaudited Consolidated Balance Sheet at fair value and is not designated as a hedging instrument.

Income taxes
The Company and its subsidiaries, other than BW Real Estate, Inc., file a consolidated federal tax return. Due to tax regulations and GAAP, several items of income and expense are recognized in different periods for tax return purposes than for financial reporting purposes. These items represent temporary differences. Deferred taxes are provided on an asset and liability method, whereby deferred tax assets are recognized for deductible temporary differences and tax credit carryovers and deferred tax liabilities are recognized for taxable temporary differences. A temporary difference is the difference between the reported amount of an asset or liability and its tax basis. A deferred tax asset is reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax asset will not be realized. Deferred tax assets and liabilities are adjusted for the effect of changes in tax laws and rates on the date of enactment. See "Note 10. Income Taxes" of these Notes to Unaudited Consolidated Financial Statements for further discussion on income taxes.
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
Management uses its best judgment in estimating the fair value of the Company’s financial instruments; however, there are inherent limitations in any estimation technique. Therefore, for substantially all financial instruments, the fair value estimates presented herein are not necessarily indicative of the amounts the Company could have realized in a sales transaction at March 31, 2015 and December 31, 2014. The estimated fair value amounts for March 31, 2015 and December 31, 2014 have been measured as of period-end, and have not been reevaluated or updated for purposes of these Consolidated Financial Statements subsequent to those dates. As such, the estimated fair values of these financial instruments subsequent to the reporting date may be different than the amounts reported at the period-end.
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
Investment securities
The fair values of CRA investments, mutual funds, and exchange-listed preferred stock are based on quoted market prices and are categorized as Level 1 in the fair value hierarchy.
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
Restricted stock
WAB is a member of the FHLB system and maintains an investment in capital stock of the FHLB. WAB also maintains an investment in its primary correspondent bank. On January 30, 2015, WAB became a member of the Federal Reserve System and, as part of its membership, is required to maintain stock in the FRB. These investments are carried at cost since no ready market exists for them, and they have no quoted market value. The Company conducts a periodic review and evaluation of its restricted stock to determine if any impairment exists. The fair values of these investments have been categorized as Level 2 in the fair value hierarchy.
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
In February 2015, the FASB issued guidance within ASU 2015-02, Amendments to the Consolidation Analysis. The amendments in ASU 2015-02 to Topic 810, Consolidation, change the analysis that a reporting entity must perform to determine whether it should consolidate certain types of legal entities. Specifically, the amendments modify the evaluation of whether limited partnerships and similar legal entities are variable interest entities or voting interest entities, eliminate the presumption that a general partner should consolidate a limited partnership, affect the consolidation analysis of reporting entities that are involved with variable interest entities, particularly those that have fee arrangements and related party relationships, and provide a scope exception from consolidation guidance for reporting entities with interests in legal entities that are required to comply with or operate in accordance with requirements that are similar to those in Rule 2a-7 of the Investment Company Act of 1940 for registered money market funds. The amendments are effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted. An entity may apply the amendments in this Update using a modified retrospective approach by recording a cumulative-effect adjustment to equity as of the begging of the fiscal year of adoption or, may apply the amendments retrospectively. The adoption of this guidance is not expected to have a material impact on the Company's Consolidated Financial Statements.
In April 2015, the FASB issued guidance within ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs. The amendments in ASU 2015-03 to Subtopic 835-30, Interest - Imputation of Interest, require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this Update. The amendments are effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption of the amendments in this Update is permitted for financial statements that have not been previously issued. The new guidance should be applied on a retrospective basis, wherein the balance sheet of each individual period presented should be adjusted to reflect the period-specific effects of applying the new guidance. Upon transition, an entity is required to comply with the applicable disclosures for a change in accounting principle, the transition method, a description of the prior-period information that has been retrospectively adjusted, and the effect of the change on the financial statement line items. The adoption of this guidance is not expected to have a material impact on the Company's Consolidated Financial Statements.

2. INVESTMENT SECURITIES
The carrying amounts and fair values of investment securities at March 31, 2015 and December 31, 2014 are summarized as follows:

	March 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
	(in thousands)
Available-for-sale
Collateralized debt obligations	$50	$10,470	$—	$10,520
Commercial MBS issued by GSEs	2,033	148	—	2,181
Corporate debt securities	12,772	743	—	13,515
CRA investments	25,430	256	—	25,686
Municipal obligations	281,703	13,811	(8)	295,506
Preferred stock	82,877	3,172	(1,050)	84,999
Private label commercial MBS	4,964	133	—	5,097
Private label residential MBS	64,089	260	(990)	63,359
Residential MBS issued by GSEs	837,380	17,621	(498)	854,503
Trust preferred securities	32,000	—	(6,513)	25,487
U.S. government sponsored agency securities	18,700	—	(125)	18,575
Total AFS securities	$1,361,998	$46,614	$(9,184)	$1,399,428

Securities measured at fair value
Residential MBS issued by GSEs				$1,788

	December 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Available-for-sale
Collateralized debt obligations	$50	$11,395	$—	$11,445
Commercial MBS issued by GSEs	2,047	100	—	2,147
Corporate debt securities	52,773	717	(1,001)	52,489
CRA investments	24,302	30	—	24,332
Municipal obligations	285,398	13,688	(49)	299,037
Mutual funds	37,449	500	(247)	37,702
Preferred stock	83,192	2,099	(2,679)	82,612
Private label commercial MBS	5,017	132	—	5,149
Private label residential MBS	70,985	379	(1,121)	70,243
Residential MBS issued by GSEs	881,734	11,440	(1,985)	891,189
Trust preferred securities	32,000	—	(6,454)	25,546
U.S. government-sponsored agency securities	18,701	—	(355)	18,346
Total AFS securities	$1,493,648	$40,480	$(13,891)	$1,520,237

Securities measured at fair value
Residential MBS issued by GSEs				$1,858
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
The Company has reviewed securities for which there is an unrealized loss in accordance with its accounting policy for OTTI described above and determined that there were no impairment charges for the three months ended March 31, 2015 and 2014. The Company does not consider any securities to be other-than-temporarily impaired as of March 31, 2015 and December 31, 2014. No assurance can be made that additional OTTI will not occur in future periods.
Information pertaining to securities with gross unrealized losses at March 31, 2015 and December 31, 2014, aggregated by investment category and length of time that individual securities have been in a continuous loss position follows:

	March 31, 2015
	Less Than Twelve Months		More Than Twelve Months		Total
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(in thousands)
Available-for-sale
Municipal obligations	$8	$3,540	$—	$—	$8	$3,540
Preferred stock	2	443	1,048	18,009	1,050	18,452
Private label residential MBS	235	20,292	755	25,301	990	45,593
Residential MBS issued by GSEs	2	1,319	496	45,982	498	47,301
Trust preferred securities	—	—	6,513	25,487	6,513	25,487
U.S. government sponsored agency securities	—	—	125	18,575	125	18,575
Total AFS securities	$247	$25,594	$8,937	$133,354	$9,184	$158,948

	December 31, 2014
	Less Than Twelve Months		More Than Twelve Months		Total
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(in thousands)
Available-for-sale
Corporate debt securities	$139	$9,860	$862	$29,139	$1,001	$38,999
Municipal obligations	—	—	49	4,430	49	4,430
Mutual funds	247	25,855	—	—	247	25,855
Preferred stock	232	13,811	2,447	28,109	2,679	41,920
Private label residential MBS	157	24,056	964	26,614	1,121	50,670
Residential MBS issued by GSEs	227	49,217	1,758	97,296	1,985	146,513
Trust preferred securities	—	—	6,454	25,546	6,454	25,546
U.S. government sponsored agency securities	—	—	355	18,346	355	18,346
Total AFS securities	$1,002	$122,799	$12,889	$229,480	$13,891	$352,279
At March 31, 2015 and December 31, 2014, the Company’s unrealized losses relate primarily to interest rate fluctuations, credit spread widening, and reduced liquidity in applicable markets. The total number of securities in an unrealized loss position at March 31, 2015 was 69, compared to 109 at December 31, 2014. In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and industry analysis reports. Since material downgrades have not occurred and management does not intend to sell the debt securities in an unrealized loss position in the foreseeable future, none of the securities described in the above table or in this paragraph were deemed to be OTTI.
The preferred stock and trust preferred securities have yields based on floating rate LIBOR, which are highly correlated to the federal funds rate and have been negatively affected by the low rate environment. This has resulted in unrealized losses for these securities. The FRB continues to express its intention to keep interest rates, particularly the federal funds rate, at historically low levels through 2015.
The amortized cost and fair value of securities as of March 31, 2015, by contractual maturities, are shown below. MBS are shown separately as individual MBS are comprised of pools of loans with varying maturities. Therefore, these securities are listed separately in the maturity summary.

	March 31, 2015
	Amortized Cost	Estimated Fair Value
	(in thousands)
Available-for-sale
Due in one year or less	$31,520	$31,855
After one year through five years	63,053	66,268
After five years through ten years	106,629	110,558
After ten years	252,330	265,607
Mortgage-backed securities	908,466	925,140
Total AFS securities	$1,361,998	$1,399,428
The following tables summarize the carrying amount of the Company’s investment ratings position as March 31, 2015 and December 31, 2014:

	March 31, 2015
	AAA	Split-rated AAA/AA+	AA+ to AA-	A+ to A-	BBB+ to BBB-	BB+ and below	Unrated	Totals
	(in thousands)
Available-for-sale
Collateralized debt obligations	$—	$—	$—	$—	$—	$10,520	$—	$10,520
Commercial MBS issued by GSEs	—	2,181	—	—	—	—	—	2,181
Corporate debt securities	—	—	2,758	5,614	5,143	—	—	13,515
CRA investments	—	—	—	—	—	—	25,686	25,686
Municipal obligations	8,140	—	137,718	143,238	6,215	195	—	295,506
Preferred stock	—	—	—	—	56,556	18,386	10,057	84,999
Private label commercial MBS	5,097	—	—	—	—	—	—	5,097
Private label residential MBS	53,785	—	58	2,935	3,410	3,171	—	63,359
Residential MBS issued by GSEs	—	854,503	—	—	—	—	—	854,503
Trust preferred securities	—	—	—	—	25,487	—	—	25,487
U.S. government sponsored agency securities	—	18,575	—	—	—	—	—	18,575
Total AFS securities (1)	$67,022	$875,259	$140,534	$151,787	$96,811	$32,272	$35,743	$1,399,428

Securities measured at fair value
Residential MBS issued by GSEs	$—	$1,788	$—	$—	$—	$—	$—	$1,788

(1)	The Company uses the average credit rating of the combination of S&P, Moody’s, and Fitch, where ratings differ.

	December 31, 2014
	AAA	Split-rated AAA/AA+	AA+ to AA-	A+ to A-	BBB+ to BBB-	BB+ and below	Unrated	Totals
	(in thousands)
Available-for-sale
Collateralized debt obligations	$—	$—	$—	$—	$—	$11,445	$—	$11,445
Commercial MBS issued by GSEs	—	2,147	—	—	—	—	—	2,147
Corporate debt securities	—	—	2,759	5,570	44,160	—	—	52,489
CRA investments	—	—	—	—	—	—	24,332	24,332
Municipal obligations	8,168	—	138,256	146,155	6,263	195	—	299,037
Mutual funds (2)	—	—	—	—	37,702	—	—	37,702
Preferred stock	—	—	—	—	54,585	17,632	10,395	82,612
Private label commercial MBS	5,149	—	—	—	—	—	—	5,149
Private label residential MBS	59,944	—	68	3,439	3,595	3,197	—	70,243
Residential MBS issued by GSEs	—	891,189	—	—	—	—	—	891,189
Trust preferred securities	—	—	—	—	25,546	—	—	25,546
U.S. government sponsored agency securities	—	18,346	—	—	—	—	—	18,346
Total AFS securities (1)	$73,261	$911,682	$141,083	$155,164	$171,851	$32,469	$34,727	$1,520,237

Securities measured at fair value
Residential MBS issued by GSEs	$—	$1,858	$—	$—	$—	$—	$—	$1,858

(1)	The Company uses the average credit rating of the combination of S&P, Moody’s, and Fitch, where ratings differ.

(2)	At least 80% of mutual funds are investment grade corporate debt securities.
Securities with carrying amounts of approximately $739.5 million and $755.5 million at March 31, 2015 and December 31, 2014, respectively, were pledged for various purposes as required or permitted by law.
The following table presents gross gains and losses on sales of investment securities:

	Three Months Ended March 31,
	2015	2014
	(in thousands)
Gross gains	$1,048	$366
Gross losses	(459)	—
Net gains on sales of investment securities	$589	$366

3. LOANS, LEASES AND ALLOWANCE FOR CREDIT LOSSES
The composition of the Company’s loan portfolio is as follows:

	March 31, 2015	December 31, 2014
	(in thousands)
Commercial and industrial	$3,529,173	$3,326,708
Commercial real estate - non-owner occupied	2,113,829	2,052,566
Commercial real estate - owner occupied	1,818,002	1,732,888
Construction and land development	842,894	748,053
Residential real estate	292,196	299,402
Commercial leases	196,039	205,639
Consumer	26,421	33,009
Loans, net of deferred loan fees and costs	8,818,554	8,398,265
Allowance for credit losses	(112,098)	(110,216)
Total	$8,706,456	$8,288,049
Net deferred loan fees and costs as of March 31, 2015 and December 31, 2014 total $14.5 million and $12.5 million, respectively. Net unamortized discounts on loans total $7.1 million and $7.5 million as of March 31, 2015 and December 31, 2014, respectively.
The following table presents the contractual aging of the recorded investment in past due loans by class of loans:

	March 31, 2015
	Current	30-59 Days Past Due	60-89 Days Past Due	Over 90 days Past Due	Total Past Due	Total
	(in thousands)
Commercial real estate
Owner occupied	$1,816,700	$1,024	$—	$278	$1,302	$1,818,002
Non-owner occupied	1,926,506	2,775	—	3,285	6,060	1,932,566
Multi-family	180,830	433	—	—	433	181,263
Commercial and industrial
Commercial	3,524,938	1,721	125	2,389	4,235	3,529,173
Leases	194,596	1,443	—	—	1,443	196,039
Construction and land development
Construction	452,886	—	—	—	—	452,886
Land	389,933	—	75	—	75	390,008
Residential real estate	280,560	7,441	194	4,001	11,636	292,196
Consumer	25,994	164	8	255	427	26,421
Total loans	$8,792,943	$15,001	$402	$10,208	$25,611	$8,818,554

	December 31, 2014
	Current	30-59 Days Past Due	60-89 Days Past Due	Over 90 days Past Due	Total Past Due	Total
	(in thousands)
Commercial real estate
Owner occupied	$1,730,164	$1,406	$180	$1,138	$2,724	$1,732,888
Non-owner occupied	1,855,454	2,389	3,361	8,737	14,487	1,869,941
Multi-family	182,180	—	445	—	445	182,625
Commercial and industrial
Commercial	3,324,132	1,523	15	1,038	2,576	3,326,708
Leases	205,639	—	—	—	—	205,639
Construction and land development
Construction	388,399	—	—	—	—	388,399
Land	356,209	—	2,640	805	3,445	359,654
Residential real estate	292,065	2,347	205	4,785	7,337	299,402
Consumer	32,540	177	21	271	469	33,009
Total loans	$8,366,782	$7,842	$6,867	$16,774	$31,483	$8,398,265
The following table presents the recorded investment in non-accrual loans and loans past due ninety days or more and still accruing interest by class of loans:

	March 31, 2015				December 31, 2014
	Non-accrual loans			Loans past due 90 days or more and still accruing	Non-accrual loans			Loans past due 90 days or more and still accruing
	Current	Past Due/ Delinquent	Total Non-accrual		Current	Past Due/ Delinquent	Total Non-accrual
	(in thousands)
Commercial real estate
Owner occupied	$12,178	$—	$12,178	$278	$13,630	$—	$13,630	$1,138
Non-owner occupied	33,094	271	33,365	3,285	30,226	8,601	38,827	2,171
Multi-family	—	—	—	—	—	—	—	—
Commercial and industrial
Commercial	918	3,284	4,202	100	2,621	496	3,117	703
Leases	346	—	346	—	373	—	373	—
Construction and land development
Construction	—	—	—	—	—	—	—	—
Land	5,101	—	5,101	—	2,686	2,640	5,326	805
Residential real estate	1,361	4,001	5,362	—	1,332	4,841	6,173	232
Consumer	—	188	188	67	25	188	213	83
Total	$52,998	$7,744	$60,742	$3,730	$50,893	$16,766	$67,659	$5,132
The reduction in interest income associated with loans on non-accrual status was approximately $0.7 million and $1.0 million for the three months ended March 31, 2015 and 2014, respectively.
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

The following tables present gross loans by risk rating:

	March 31, 2015
	Pass	Special Mention	Substandard	Doubtful	Loss	Total
	(in thousands)
Commercial real estate
Owner occupied	$1,757,286	$29,585	$29,281	$1,295	$555	$1,818,002
Non-owner occupied	1,853,930	23,899	54,304	433	—	1,932,566
Multi-family	180,830	—	433	—	—	181,263
Commercial and industrial
Commercial	3,481,617	35,301	12,255	—	—	3,529,173
Leases	187,791	2,698	5,550	—	—	196,039
Construction and land development
Construction	448,657	4,229	—	—	—	452,886
Land	369,247	820	19,941	—	—	390,008
Residential real estate	276,970	3,621	11,605	—	—	292,196
Consumer	25,918	192	311	—	—	26,421
Total	$8,582,246	$100,345	$133,680	$1,728	$555	$8,818,554

	March 31, 2015
	Pass	Special Mention	Substandard	Doubtful	Loss	Total
	(in thousands)
Current (up to 29 days past due)	$8,572,564	$96,831	$121,265	$1,728	$555	$8,792,943
Past due 30 - 59 days	9,667	1,529	3,805	—	—	15,001
Past due 60 - 89 days	—	327	75	—	—	402
Past due 90 days or more	15	1,658	8,535	—	—	10,208
Total	$8,582,246	$100,345	$133,680	$1,728	$555	$8,818,554

	December 31, 2014
	Pass	Special Mention	Substandard	Doubtful	Loss	Total
	(in thousands)
Commercial real estate
Owner occupied	$1,664,270	$28,072	$39,222	$1,324	$—	$1,732,888
Non-owner occupied	1,771,138	35,752	62,611	440	—	1,869,941
Multi-family	182,180	—	445	—	—	182,625
Commercial and industrial
Commercial	3,295,027	14,380	17,146	155	—	3,326,708
Leases	202,772	2,494	373	—	—	205,639
Construction and land development
Construction	383,677	4,241	481	—	—	388,399
Land	328,278	10,289	21,087	—	—	359,654
Residential real estate	284,052	2,044	13,306	—	—	299,402
Consumer	32,419	233	357	—	—	33,009
Total	$8,143,813	$97,505	$155,028	$1,919	$—	$8,398,265

	December 31, 2014
	Pass	Special Mention	Substandard	Doubtful	Loss	Total
	(in thousands)
Current (up to 29 days past due)	$8,140,140	$95,091	$129,787	$1,764	$—	$8,366,782
Past due 30 - 59 days	2,771	198	4,718	155	—	7,842
Past due 60 - 89 days	385	37	6,445	—	—	6,867
Past due 90 days or more	517	2,179	14,078	—	—	16,774
Total	$8,143,813	$97,505	$155,028	$1,919	$—	$8,398,265
The table below reflects the recorded investment in loans classified as impaired:

	March 31, 2015	December 31, 2014
	(in thousands)
Impaired loans with a specific valuation allowance under ASC 310 (1)	$131,823	$124,928
Impaired loans without a specific valuation allowance under ASC 310 (2)	25,310	41,822
Total impaired loans	$157,133	$166,750
Valuation allowance related to impaired loans (3)	$(9,666)	$(10,765)

(1)	Includes TDR loans with a specific valuation allowance under ASC 310 of $103.6 million and $103.3 million at March 31, 2015 and December 31, 2014, respectively.

(2)	Includes TDR loans without a specific valuation allowance under ASC 310 of $18.7 million and $35.0 million at March 31, 2015 and December 31, 2014, respectively.

(3)	Includes valuation allowance related to TDR loans of $7.0 million and $8.9 million at March 31, 2015 and December 31, 2014, respectively.

The following table presents impaired loans by class:

	March 31, 2015	December 31, 2014
	(in thousands)
Commercial real estate
Owner occupied	$41,363	$44,893
Non-owner occupied	61,684	66,324
Multi-family	—	—
Commercial and industrial
Commercial	13,984	13,749
Leases	346	373
Construction and land development
Construction	—	—
Land	21,140	21,748
Residential real estate	18,274	19,300
Consumer	342	363
Total	$157,133	$166,750
A valuation allowance is established for an impaired loan when the fair value of the loan is less than the recorded investment. In certain cases, portions of impaired loans are charged-off to realizable value instead of establishing a valuation allowance and are included, when applicable in the table above as “Impaired loans without a specific valuation allowance under ASC 310.” However, before concluding that an impaired loan needs no associated valuation allowance, an assessment is made to consider all available and relevant information for the method used to evaluate impairment and the type of loan being assessed. The valuation allowance disclosed above is included in the allowance for credit losses reported in the Consolidated Balance Sheets as of March 31, 2015 and December 31, 2014.

The following table presents the average investment in impaired loans and income recognized on impaired loans:

	Three Months Ended March 31,
	2015	2014
	(in thousands)
Average balance on impaired loans	$162,109	$172,696
Interest income recognized on impaired loans	1,182	1,386
Interest recognized on non-accrual loans, cash basis	653	606
The following table presents average investment in impaired loans by loan class:

	Three Months Ended March 31,
	2015	2014
	(in thousands)
Commercial real estate
Owner occupied	$42,927	$36,748
Non-owner occupied	65,080	70,039
Multi-family	—	—
Commercial and industrial
Commercial	13,269	15,583
Leases	357	439
Construction and land development
Construction	—	—
Land	21,212	22,586
Residential real estate	18,911	26,799
Consumer	353	502
Total	$162,109	$172,696
The average investment in TDR loans included in the average investment in impaired loans table above for the three months ended March 31, 2015 and 2014 was $126.1 million and $124.2 million, respectively.
The following table presents interest income on impaired loans by class:

	Three Months Ended March 31,
	2015	2014
	(in thousands)
Commercial real estate
Owner occupied	$420	$391
Non-owner occupied	330	373
Multi-family	—	—
Commercial and industrial
Commercial	79	193
Leases	—	—
Construction and land development
Construction	—	—
Land	194	261
Residential real estate	157	157
Consumer	2	11
Total	$1,182	$1,386
The Company is not committed to lend significant additional funds on these impaired loans.

The following table summarizes nonperforming assets:

	March 31, 2015	December 31, 2014
	(in thousands)
Non-accrual loans (1)	$60,742	$67,659
Loans past due 90 days or more on accrual status	3,730	5,132
Troubled debt restructured loans (2)	71,597	84,720
Total nonperforming loans	136,069	157,511
Other assets acquired through foreclosure, net	63,759	57,150
Total nonperforming assets	$199,828	$214,661

(1)	Includes non-accrual TDR loans of $50.7 million and $53.6 million at March 31, 2015 and December 31, 2014, respectively.

(2)	Includes accruing TDR loans only.
Loans Acquired with Deteriorated Credit Quality
Changes in the accretable yield for loans acquired with deteriorated credit quality in the Centennial and Western Liberty acquisitions are as follows:

	Three Months Ended March 31,
	2015	2014
	(in thousands)
Balance, at beginning of period	$19,156	$28,164
Reclassification from non-accretable to accretable yield (1)	430	1,466
Accretion to interest income	(1,078)	(2,404)
Reversal of fair value adjustments upon disposition of loans	(552)	(395)
Balance, at end of period	$17,956	$26,831

(1)	The primary drivers of reclassification from non-accretable to accretable yield resulted from changes in estimated cash flows.
Allowance for Credit Losses
The following table summarizes the changes in the allowance for credit losses by portfolio type:

	Three Months Ended March 31,
	Construction and Land Development	Commercial Real Estate	Residential Real Estate	Commercial and Industrial	Consumer	Total
	(in thousands)
2015
Beginning Balance	$18,558	$28,783	$7,456	$54,566	$853	$110,216
Charge-offs	—	—	(400)	(393)	(54)	(847)
Recoveries	157	383	533	916	40	2,029
Provision	(716)	(1,055)	(923)	3,562	(168)	700
Ending balance	$17,999	$28,111	$6,666	$58,651	$671	$112,098
2014
Beginning Balance	$14,519	$32,064	$11,640	$39,657	$2,170	$100,050
Charge-offs	—	(171)	(406)	(1,478)	(12)	(2,067)
Recoveries	211	560	553	922	170	2,416
Provision	1,970	2,400	(490)	392	(772)	3,500
Ending balance	$16,700	$34,853	$11,297	$39,493	$1,556	$103,899

The following table presents impairment method information related to loans and allowance for credit losses by loan portfolio segment:

	Commercial Real Estate-Owner Occupied	Commercial Real Estate-Non-Owner Occupied	Commercial and Industrial	Residential Real Estate	Construction and Land Development	Commercial Leases	Consumer	Total Loans
	(in thousands)
Loans as of March 31, 2015:
Recorded Investment:
Impaired loans with an allowance recorded	$27,639	$52,405	$12,963	$18,274	$20,368	$20	$154	$131,823
Impaired loans with no allowance recorded	13,724	9,279	1,021	—	772	326	188	25,310
Total loans individually evaluated for impairment	41,363	61,684	13,984	18,274	21,140	346	342	157,133
Loans collectively evaluated for impairment	1,760,512	1,981,415	3,514,861	271,368	821,754	195,693	26,079	8,571,682
Loans acquired with deteriorated credit quality	16,127	70,730	328	2,554	—	—	—	89,739
Total recorded investment	$1,818,002	$2,113,829	$3,529,173	$292,196	$842,894	$196,039	$26,421	$8,818,554
Unpaid Principal Balance
Impaired loans with an allowance recorded	$30,907	$53,198	$15,106	$23,342	$20,485	$21	$167	$143,226
Impaired loans with no allowance recorded	13,723	9,441	1,036	—	962	477	188	25,827
Total loans individually evaluated for impairment	44,630	62,639	16,142	23,342	21,447	498	355	169,053
Loans collectively evaluated for impairment	1,760,512	1,981,415	3,514,861	271,368	821,754	195,693	26,079	8,571,682
Loans acquired with deteriorated credit quality	22,003	103,139	1,081	3,420	—	—	—	129,643
Total unpaid principal balance	$1,827,145	$2,147,193	$3,532,084	$298,130	$843,201	$196,191	$26,434	$8,870,378
Related Allowance for Credit Losses
Impaired loans with an allowance recorded	$2,036	$2,725	$2,214	$1,026	$1,652	$8	$5	$9,666
Impaired loans with no allowance recorded	—	—	—	—	—	—	—	—
Total loans individually evaluated for impairment	2,036	2,725	2,214	1,026	1,652	8	5	9,666
Loans collectively evaluated for impairment	10,376	12,936	53,553	5,640	16,347	2,848	666	102,366
Loans acquired with deteriorated credit quality	—	38	28	—	—	—	—	66
Total allowance for credit losses	$12,412	$15,699	$55,795	$6,666	$17,999	$2,856	$671	$112,098

	Commercial Real Estate-Owner Occupied	Commercial Real Estate-Non-Owner Occupied	Commercial and Industrial	Residential Real Estate	Construction and Land Development	Commercial Leases	Consumer	Total Loans
	(in thousands)
Loans as of December 31, 2014:
Recorded Investment:
Impaired loans with an allowance recorded	$28,024	$44,937	$11,399	$19,300	$21,052	$41	$175	$124,928
Impaired loans with no allowance recorded	16,869	21,387	2,350	—	696	332	188	41,822
Total loans individually evaluated for impairment	44,893	66,324	13,749	19,300	21,748	373	363	166,750
Loans collectively evaluated for impairment	1,670,083	1,910,420	3,312,629	277,692	726,305	205,266	32,646	8,135,041
Loans acquired with deteriorated credit quality	17,912	75,822	330	2,410	—	—	—	96,474
Total recorded investment	$1,732,888	$2,052,566	$3,326,708	$299,402	$748,053	$205,639	$33,009	$8,398,265
Unpaid Principal Balance
Impaired loans with an allowance recorded	$31,292	$45,853	$11,829	$24,420	$21,169	$41	$187	$134,791
Impaired loans with no allowance recorded	17,010	21,550	4,104	—	885	483	188	44,220
Total loans individually evaluated for impairment	48,302	67,403	15,933	24,420	22,054	524	375	179,011
Loans collectively evaluated for impairment	1,670,083	1,910,420	3,312,629	277,692	726,305	205,266	32,646	8,135,041
Loans acquired with deteriorated credit quality	24,273	108,935	1,150	3,439	—	—	—	137,797
Total unpaid principal balance	$1,742,658	$2,086,758	$3,329,712	$305,551	$748,359	$205,790	$33,021	$8,451,849
Related Allowance for Credit Losses
Impaired loans with an allowance recorded	$2,082	$2,537	$1,926	$1,052	$3,112	$39	$17	$10,765
Impaired loans with no allowance recorded	—	—	—	—	—	—	—	—
Total loans individually evaluated for impairment	2,082	2,537	1,926	1,052	3,112	39	17	10,765
Loans collectively evaluated for impairment	10,198	13,734	49,809	6,404	15,446	2,761	836	99,188
Loans acquired with deteriorated credit quality	174	58	31	—	—	—	—	263
Total allowance for credit losses	$12,454	$16,329	$51,766	$7,456	$18,558	$2,800	$853	$110,216
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

The Company did not have any new TDR loans during the three months ended March 31, 2015. The following table presents information on the financial effects of TDR loans by class for the three months ended March 31, 2014:

	Three Months Ended March 31, 2014
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Forgiven Principal Balance	Lost Interest Income	Post-Modification Outstanding Recorded Investment	Waived Fees and Other Expenses
	(dollars in thousands)
Commercial real estate
Owner occupied	1	$798	$378	$117	$303	$33
Non-owner occupied	—	—	—	—	—	—
Multi-family	—	—	—	—	—	—
Commercial and industrial
Commercial	1	63	—	—	63	3
Leases	—	—	—	—	—	—
Construction and land development
Construction	—	—	—	—	—	—
Land	—	—	—	—	—	—
Residential real estate	1	405	166	37	202	—
Consumer	—	—	—	—	—	—
Total	3	$1,266	$544	$154	$568	$36
The following table presents TDR loans by class for which there was a payment default during the period:

	Three Months Ended March 31,
	2015		2014
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
	(dollars in thousands)
Commercial real estate
Owner occupied	—	$—	1	$303
Non-owner occupied	—	—	—	—
Multi-family	—	—	—	—
Commercial and industrial
Commercial	—	—	1	63
Leases	—	—	—	—
Construction and land development
Construction	1	137	—	—
Land	—	—	—	—
Residential real estate	—	—	1	202
Consumer	—	—	—	—
Total	1	$137	3	$568
A TDR loan is deemed to have a payment default when it becomes past due 90 days, goes on non-accrual, or is restructured again. Payment defaults, along with other qualitative indicators, are considered by management in the determination of the allowance for credit losses.
At March 31, 2015, loan commitments outstanding on TDR loans were not significant. At December 31, 2014, there was $1.2 million loan commitments outstanding on TDR loans.
Loan Purchases and Sales
For the three months ended March 31, 2015 and 2014, the Company had secondary market loan purchases of $18.4 million and $15.6 million, respectively. For 2015, these purchased loans consisted of $11.0 million of commercial and industrial loans, $6.0 million of commercial real estate loans, and $1.4 million of commercial leases. For 2014, these purchased loans consisted of commercial and industrial loans. In addition, the Company periodically acquires newly originated loans at closing through participations or loan syndications.
During the three months ended March 31, 2015, the Company sold loans with a carrying value of $10.0 million and recognized a gain of $0.2 million on the sale. The Company had no significant loan sales in 2014.
4. OTHER ASSETS ACQUIRED THROUGH FORECLOSURE
The following table represents the changes in other assets acquired through foreclosure:

	Three Months Ended March 31,
	2015
	Gross Balance	Valuation Allowance	Net Balance
	(in thousands)
Balance, beginning of period	$71,421	$(14,271)	$57,150
Transfers to other assets acquired through foreclosure, net	7,720	—	7,720
Proceeds from sale of other real estate owned and repossessed assets, net	(2,288)	848	(1,440)
Valuation adjustments, net	—	(786)	(786)
Gains, net (1)	1,115	—	1,115
Balance, end of period	$77,968	$(14,209)	$63,759

	2014
Balance, beginning of period	$88,421	$(21,702)	$66,719
Transfers to other assets acquired through foreclosure, net	2,110	—	2,110
Proceeds from sale of other real estate owned and repossessed assets, net	(19,473)	5,961	(13,512)
Valuation adjustments, net	—	(35)	(35)
Gains, net (1)	1,168	—	1,168
Balance, end of period	$72,226	$(15,776)	$56,450

(1)	Includes net gains related to initial transfers to other assets of $0.6 million and zero during the three months ended March 31, 2015 and 2014, respectively, pursuant to accounting guidance.
At March 31, 2015 and December 31, 2014, the majority of the Company’s repossessed assets consisted of properties located in Nevada. The Company held 68 properties at March 31, 2015, compared to 67 at December 31, 2014.
5. OTHER BORROWINGS
The following table summarizes the Company’s borrowings as of March 31, 2015 and December 31, 2014:

	March 31, 2015	December 31, 2014
	(in thousands)
Short-Term:
Revolving line of credit	$—	$25,000
FHLB advances	16,949	96,987
Other short-term debt	58,280	58,182
Total short-term borrowings	$75,229	$180,169
Long-Term:
FHLB advances	$200,000	$210,094
Total long-term borrowings	$200,000	$210,094
The Company maintains other lines of credit with correspondent banks totaling $70.0 million, of which $25.0 million is secured by pledged securities and $45.0 million is unsecured. As of March 31, 2015, there were no outstanding balances on the Company's lines of credit. At December 31, 2014, the Company had revolving lines of credit with other institutions with outstanding advances totaling $25.0 million, at an interest rate of 1.75%. In addition, the Bank has entered into federal funds credit line agreements with correspondent banks under which it can borrow up to $100.0 million on an unsecured basis. There were no amounts outstanding on these lines of credit as of March 31, 2015 and December 31, 2014. The lending institutions will determine the interest rate charged on funds at the time of the borrowing.
The Company maintains lines of credit with the FHLB and FRB. The Company’s borrowing capacity is determined based on collateral pledged, generally consisting of investment securities and loans, at the time of the borrowing. At March 31, 2015, there were $16.9 million of FHLB advances classified as short-term with a weighted average interest rate of 1.91%. At December 31, 2014, short-term FHLB advances of $97.0 million had a weighted average interest rate of 1.24%.
The Company has also issued 10% Senior Notes with a remaining principal balance of $58.4 million and a carrying value of $58.3 million at March 31, 2015, maturing in September 2015. The weighted average interest rate on all short-term debt is 8.20% at March 31, 2015, compared to 4.15% at December 31, 2014.
At March 31, 2015, there was $200.0 million of FHLB advances classified as long-term, with a weighted average interest rate of 1.04%. The weighted average interest rate on long-term debt was 1.06% at December 31, 2014. As of March 31, 2015 and December 31, 2014, the Company had additional available credit with the FHLB of approximately $1.06 billion and $935.0 million, respectively, and with the FRB of approximately $1.21 billion and $1.15 billion, respectively.
6. STOCKHOLDERS' EQUITY
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
Sales in the ATM offering are being made pursuant to a prospectus dated May 14, 2012 and a prospectus supplement filed with the SEC on June 4, 2014, in connection with one or more offerings of shares from the Company's shelf registration statement on Form S-3 (No. 333-181128). During the three months ended March 31, 2015 and 2014, there were no sales under the ATM offering.
Stock-Based Compensation
Restricted Stock
For the three months ended March 31, 2015, 291,000 shares of restricted stock that vest over three years were granted to Company employees and 64,000 shares of restricted stock that will be fully vested at June 30, 2015 were granted to non-employee WAL and WAB directors . The Company estimates the compensation cost for restricted stock grants based upon the grant date fair value. The aggregate grant date fair value for the restricted stock issued during the three months ended March 31, 2015 was $9.4 million. For the three months ended March 31, 2015, the Company recognized $2.5 million in stock-based compensation expense related to these restricted stock grants, compared to $1.7 million in expense for the three months ended March 31, 2014.
In addition, the Company granted 52,200 shares of restricted stock to certain members of executive management that have both performance and service conditions that affect vesting. The performance condition is based on achieving an EPS target for fiscal year 2015 and, if this target is met, the restricted stock will vest over a three year service period. Assuming the EPS target is met, the grant date fair value of the awards was $1.4 million. For the three months ended March 31, 2015, the Company recognized $0.1 million in stock-based compensation expense related to these restricted stock grants. There was no related stock-based compensation expense for the three months ended March 31, 2014.
There were approximately 1.0 million and 1.1 million restricted shares outstanding at March 31, 2015 and December 31, 2014, respectively.
Performance Stock Units
In January 2012, the Company began granting executive management committee members performance stock units that do not vest unless the Company achieves a specified cumulative EPS target over a three-year performance period. The Company estimates the cost of performance stock units based upon the grant date fair value and expected vesting percentage over the three-year performance period. For the three months ended March 31, 2015, the Company recognized $1.0 million in stock-

based compensation expense related to these performance stock units, compared to $0.7 million in expense for the three months ended March 31, 2014.
The first three-year performance period ended on December 31, 2014, and the Company's cumulative EPS for the performance period exceeded the level required for a maximum award under the terms of the grant. As a result, on February 18, 2015, executive management committee members were granted 285,000 of fully vested common shares.
As of March 31, 2015, outstanding performance stock unit grants related to 2013 and 2014 are expected to pay out at the maximum award amount, or 514,450 common shares. In January 2015, performance stock units were granted to executive management committee members with cumulative target awards equivalent to 104,300 shares of common stock. Assuming a 100% vesting percentage for the 2015 performance stock units, the grant date fair value of the awards was $2.8 million.
7. ACCUMULATED OTHER COMPREHENSIVE INCOME
The following table summarizes the changes in accumulated other comprehensive loss by component, net of tax, for the periods indicated:

	Three Months Ended March 31,
	2015			2014
	Unrealized holding gains (losses) on AFS	Impairment loss on securities	Total	Unrealized holding gains (losses) on AFS	Impairment loss on securities	Total
	(in thousands)
Beginning Balance	$16,495	$144	$16,639	$(21,690)	$144	$(21,546)
Other comprehensive income before reclassifications	7,153	—	7,153	10,644	—	10,644
Amounts reclassified from accumulated other comprehensive income	(369)	—	(369)	(229)	—	(229)
Net current-period other comprehensive income	6,784	—	6,784	10,415	—	10,415
Ending Balance	$23,279	$144	$23,423	$(11,275)	$144	$(11,131)
The following table presents reclassifications out of accumulated other comprehensive income (loss):

	Three Months Ended March 31,
Income Statement Classification	2015	2014
	(in thousands)
Gain on sales of investment securities, net	$589	$366
Income tax expense	(220)	(137)
Net of tax	$369	$229
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
As of March 31, 2015, December 31, 2014, and March 31, 2014, the Company does not have any outstanding cash flow hedges or free-standing derivatives.

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
Fair Values, Volume of Activity, and Gain/Loss Information Related to Derivative Instruments
The following table summarizes the fair values of the Company's derivative instruments on a gross and net basis as of March 31, 2015, December 31, 2014, and March 31, 2014. The change in the notional amounts of these derivatives from December 31, 2014 to March 31, 2015 indicates the volume of the Company's derivative transaction activity during the first three months of 2015. The derivative asset and liability balances are presented on a gross basis, prior to the application of bilateral collateral and master netting agreements. Total derivative assets and liabilities are adjusted to take into account the impact of legally enforceable master netting agreements that allow the Company to settle all derivative contracts with the same counterparty on a net basis and to offset the net derivative position with the related collateral. Where master netting agreements are not in effect or are not enforceable under bankruptcy laws, the Company does not adjust those derivative amounts with counterparties. The fair value of derivative contracts, after taking into account the effects of master netting agreements, is included in other assets or other liabilities in the Consolidated Balance Sheets, as indicated in the following table:

	March 31, 2015			December 31, 2014			March 31, 2014
		Fair Value			Fair Value			Fair Value
	Notional Amount	Derivative Assets	Derivative Liabilities	Notional Amount	Derivative Assets	Derivative Liabilities	Notional Amount	Derivative Assets	Derivative Liabilities
	(in thousands)
Derivatives designated as hedging instruments:
Fair value hedges
Interest rate swaps	$670,942	$7	$73,049	$647,703	$7	$57,820	$516,829	$55	$12,423
Total	670,942	7	73,049	647,703	7	57,820	516,829	55	12,423
Netting adjustments (1)	—	—	—	—	—	—	—	55	55
Net derivatives in the balance sheet	$670,942	$7	$73,049	$647,703	$7	$57,820	$516,829	$—	$12,368

(1)	Netting adjustments represent the amounts recorded to convert our derivative balances from a gross basis to a net basis in accordance with the applicable accounting guidance.
Fair value hedges
An assessment of effectiveness is performed at both initiation of a hedge and on a quarterly basis thereafter. All of the Company's fair value hedges remained “highly effective” as of March 31, 2015, December 31, 2014, and March 31, 2014.
The following table summarizes the pre-tax net gains (losses) on fair value hedges for the three months ended March 31, 2015 and March 31, 2014 and where they are recorded in the income statement.

	Three Months Ended March 31,
	2015		2014
Income Statement Classification	Net Gain (Loss) on Derivatives	Increase (Decrease) to Basis of Hedged Assets (a)	Net Gain (Loss) on Derivatives	Increase (Decrease) to Basis of Hedged Assets (a)
	(in thousands)
Unrealized (losses) gains on assets and liabilities measured at fair value, net	$(15,230)	$15,235	$(15,139)	$14,775

(a)	Net gain (loss) on loans represent the change in fair value caused by fluctuations in interest rates; differences relate to ineffectiveness associated with the fair value hedge.

Counterparty Credit Risk
Like other financial instruments, derivatives contain an element of credit risk. This risk is measured as the expected positive replacement value of the contracts. Management generally enters into bilateral collateral and master netting agreements that provide for the net settlement of all contracts with the same counterparty. Additionally, management monitors counterparty credit risk exposure on each contract to determine appropriate limits on the Company's total credit exposure across all product types. In general, the Company has a zero credit threshold with regard to derivative exposure with counterparties. Management reviews the Company's collateral positions on a daily basis and exchanges collateral with counterparties in accordance with standard ISDA documentation and other related agreements. The Company generally holds collateral in the form of highly rated securities issued by the U.S. Treasury or government-sponsored enterprises, such as GNMA, FNMA, and FHLMC. The total collateral netted against net derivative liabilities totaled $69.7 million at March 31, 2015, $57.8 million at December 31, 2014, and $12.0 million at March 31, 2014.
The following table summarizes our largest exposure to an individual counterparty at the dates indicated:

	March 31, 2015	December 31, 2014	March 31, 2014
	(in thousands)
Largest gross exposure (derivative asset) to an individual counterparty	$7	$7	$49
Collateral posted by this counterparty	—	—	—
Derivative liability with this counterparty	—	—	12,037
Collateral pledged to this counterparty	—	—	24,040
Net exposure after netting adjustments and collateral	$7	$7	$49
Credit Risk Contingent Features
Management has entered into certain derivative contracts that require the Company to post collateral to the counterparties when these contracts are in a net liability position. Conversely, the counterparties post collateral when these contracts are in a net asset position. The amount of collateral to be posted is based on the amount of the net liability and exposure thresholds. As of March 31, 2015, December 31, 2014, and March 31, 2014 the aggregate fair value of all derivative contracts with credit risk contingent features (i.e., those containing collateral posting provisions) held by the Company that were in a net liability position totaled $73.0 million, $57.8 million, and $12.4 million, respectively. As of March 31, 2015, the Company was in an over-collateralized net position of $13.6 million after considering $83.3 million of collateral held in the form of securities. As of December 31, 2014 and March 31, 2014, the Company was in an over-collateralized position of $14.2 million and $12.1 million, respectively.
9. EARNINGS PER SHARE
Diluted EPS is based on the weighted average outstanding common shares during each period, including common stock equivalents. Basic EPS is based on the weighted average outstanding common shares during the period.
The following table presents the calculation of basic and diluted EPS:

	Three Months Ended March 31,
	2015	2014
	(in thousands, except per share amounts)
Weighted average shares - basic	87,941	86,256
Dilutive effect of stock awards	511	867
Weighted average shares - diluted	88,452	87,123
Net income available to common stockholders	$40,014	$30,732
Earnings per share - basic	0.46	0.35
Earnings per share - diluted	0.45	0.35
The Company had zero and 1,500 stock options outstanding as of March 31, 2015 and December 31, 2014, respectively, that were not included in the computation of diluted earnings per common share because their effect would be anti-dilutive.

10. INCOME TAXES
Deferred tax assets and liabilities are included in the Consolidated Financial Statements at currently enacted income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes.
For the three months ended March 31, 2015, the net deferred tax assets decreased $3.6 million to $59.1 million. This overall decrease was primarily the result of the decreases to deferred tax assets from changes in the fair market value of AFS securities, stock-based compensation awards vesting, and fair market value adjustments related to acquired loans, which were partially offset by an increase to the deferred tax assets for the allowance for credit losses.
Although realization is not assured, the Company believes that the realization of the recognized deferred tax asset of $59.1 million at March 31, 2015 is more likely than not based on expectations as to future taxable income and based on available tax planning strategies within the meaning of ASC 740, Income Taxes, that could be implemented if necessary to prevent a carryover from expiring.
As of March 31, 2015 and December 31, 2014, the Company had a $1.3 million and $1.8 million, respectively, deferred tax valuation allowance related to net capital loss carryovers from the sale of preferred stock investments and $0.5 million, for both periods, related to IRC Section 382 limitations associated with the Company's acquisition of Western Liberty and Arizona state NOL carryovers.
The deferred tax asset related to federal and state NOL carryovers outstanding at March 31, 2015 and December 31, 2014 available to reduce the tax liability in future years totaled $8.5 million. The entire $8.5 million of tax benefits relate to federal NOL carryovers (subject to an annual limitation imposed by IRC Section 382). The Company’s ability to use federal NOL carryovers, as well as its ability to use certain future tax deductions called NUBILs associated with the Company's acquisition of Western Liberty and Centennial will be subject to separate annual limitations of $1.8 million and $1.6 million of deductions from taxable income, respectively. In management’s opinion, it is more likely than not that the results of future operations will generate sufficient taxable income to realize all but $0.5 million of the deferred tax benefits related to these NOL carryovers and NUBILs.
The effective tax rate was 26.00% and 25.08% for the three months ended March 31, 2015 and 2014, respectively. The increase in the effective tax rate is primarily due to proportionately lower tax-exempt income and a decrease in the amount of valuation allowance that will be released during 2015.
Investments in LIHTC
The Company invests in LIHTC funds that are designed to generate a return primarily through the realization of federal tax credits.
Investments in LIHTC and unfunded LIHTC obligations are included as part of other assets and other liabilities, respectively, in the Consolidated Balance Sheets and total $126.6 million and $42.0 million, respectively, as of March 31, 2015. For each of the three months ended March 31, 2015 and 2014, $3.0 million of amortization related to LIHTC investments was recognized as a component of current income tax expense.
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
A summary of the contractual amounts for unfunded commitments and letters of credit are as follows:

	March 31, 2015	December 31, 2014
	(in thousands)
Commitments to extend credit, including unsecured loan commitments of $262,322 at March 31, 2015 and $232,863 at December 31, 2014	$2,389,629	$2,164,523
Credit card commitments and financial guarantees	42,343	42,038
Standby letters of credit, including unsecured letters of credit of $5,185 at March 31, 2015 and $5,166 at December 31, 2014	49,578	49,556
Total	$2,481,550	$2,256,117
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
The Company has exposure to credit losses from unfunded commitments and letters of credit. As funds have not been disbursed on these commitments, they are not reported as loans outstanding. Credit losses related to these commitments are not included in the allowance for credit losses reported in "Note 3. Loans, Leases and Allowance for Credit Losses" of these Unaudited Consolidated Financial Statements and are accounted for as a separate loss contingency. This loss contingency for unfunded loan commitments and letters of credit was $2.1 million as of March 31, 2015 and December 31, 2014. Changes to this liability are adjusted through non-interest expense.
Concentrations of Lending Activities
The Company’s lending activities are driven in large part by the customers served in the market areas where the Company has branch offices in the states of Arizona, Nevada, and California. Despite the geographic concentration of lending activities, the Company does not have a single external customer from which it derives 10% or more of its revenues. The Company monitors concentrations within five broad categories: geography, industry, product, call report classifications, and collateral. The Company's loan portfolio includes significant credit exposure to the CRE market. As of both March 31, 2015 and December 31, 2014, CRE related loans accounted for approximately 54% of total loans. Substantially all of these loans are secured by first liens with an initial loan to value ratio of generally not more than 75%. Approximately 46% of these CRE loans, excluding construction and land loans, were owner-occupied at both March 31, 2015 and December 31, 2014.
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
Lease Commitments
The Company leases the majority of its office locations and many of these leases contain multiple renewal options and provisions for increased rents. Total rent expense of $1.6 million was included in occupancy expenses for each of the three months ended March 31, 2015 and 2014.

12. FAIR VALUE ACCOUNTING
The fair value of an asset or liability is the price that would be received to sell that asset or paid to transfer that liability in an orderly transaction occurring in the principal market (or most advantageous market in the absence of a principal market) for such asset or liability. In estimating fair value, the Company utilizes valuation techniques that are consistent with the market approach, the income approach, and/or the cost approach. Such valuation techniques are consistently applied. Inputs to valuation techniques include the assumptions that market participants would use in pricing an asset or liability. ASC 825 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy under ASC 825 are described in "Note 1. Summary of Significant Accounting Policies" of these Notes to Unaudited Consolidated Financial Statements.
In general, fair value is based upon quoted market prices, where available. If such quoted market prices are not available, fair value is based upon internally developed models that primarily use, as inputs, observable market-based parameters. Valuation adjustments may be made to ensure that financial instruments are recorded at fair value. These adjustments may include amounts to reflect counterparty credit quality and the Company’s creditworthiness, among other things, as well as unobservable parameters. Any such valuation adjustments are applied consistently over time. The Company’s valuation methodologies may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. While management believes the Company’s valuation methodologies are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date. Furthermore, the reported fair value amounts have not been comprehensively revalued since the presentation dates, and therefore, estimates of fair value after the balance sheet date may differ significantly from the amounts presented herein. A more detailed description of the valuation methodologies used for assets and liabilities measured at fair value is set forth below. Transfers between levels in the fair value hierarchy are recognized as of the end of the month following the event or change in circumstances that caused the transfer.
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
For the three months ended March 31, 2015 and 2014, gains and losses from fair value changes included in the Consolidated Income Statements were as follows:

	Changes in Fair Values for Items Measured at Fair Pursuant to Election of the Fair Value Option
	Unrealized Gain/(Loss) on Assets and Liabilities Measured at Fair Value, Net	Interest Income on Securities	Interest Expense on Junior Subordinated Debt	Total Changes Included in Current-Period Earnings
	(in thousands)
Three Months Ended March 31, 2015
Securities measured at fair value	$(5)	$—	$—	$(5)
Junior subordinated debt	(309)	—	(441)	(750)
Total	$(314)	$—	$(441)	$(755)
Three Months Ended March 31, 2014
Securities measured at fair value	$18	$1	$—	$19
Junior subordinated debt	(978)	—	(421)	(1,399)
Total	$(960)	$1	$(421)	$(1,380)
There were no net gains or losses recognized during the three months ended March 31, 2015 and 2014 on trading securities sold during the period.
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
Junior subordinated debt: The Company estimates the fair value of its junior subordinated debt using a discounted cash flow model which incorporates the effect of the Company’s own credit risk in the fair value of the liabilities (Level 3). The Company’s cash flow assumptions are based on contractual cash flows as the Company anticipates that it will pay the debt according to its contractual terms. The Company uses the BB 20-Year Index adjusted for a credit risk spread. The Company estimated the discount rate at 6.235%, which is a 596 basis point spread over 3 month LIBOR (0.271% as of March 31, 2015). As of December 31, 2014, the Company estimated the discount rate at 6.242%, which was a 599 basis point spread over 3 month LIBOR of 0.256%.

The fair value of assets and liabilities measured at fair value on a recurring basis were determined using the following inputs as of the periods presented:

	Fair Value Measurements at the End of the Reporting Period Using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
	(in thousands)
March 31, 2015
Assets:
Measured at fair value
Residential MBS issued by GSEs	$—	$1,788	$—	$1,788
Available-for-sale
Collateralized debt obligations	$—	$—	$10,520	$10,520
Commercial MBS issued by GSEs	—	2,181	—	2,181
Corporate debt securities	—	13,515	—	13,515
CRA investments	25,686	—	—	25,686
Municipal obligations	—	295,506	—	295,506
Preferred stock	32,447	52,552	—	84,999
Private label commercial MBS	—	5,097	—	5,097
Private label residential MBS	—	63,359	—	63,359
Residential MBS issued by GSEs	—	854,503	—	854,503
Trust preferred securities	—	25,487	—	25,487
U.S. government sponsored agency securities	—	18,575	—	18,575
Total AFS securities	$58,133	$1,330,775	$10,520	$1,399,428
Derivative assets (1)	$—	$7	$—	$7
Liabilities:
Junior subordinated debt	$—	$—	$40,746	$40,746
Derivative liabilities (1)	—	73,049	—	73,049

(1)
Derivative assets and liabilities relate to interest rate swaps, see "Note 8. Derivatives and Hedging Activities." In addition, the carrying value of loans includes a positive value of $72,375 as of March 31, 2015, which relates to the change in fair value attributed to fluctuations in interest rates.

	Fair Value Measurements at the End of the Reporting Period Using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
	(in thousands)
December 31, 2014
Assets:
Measured at fair value
Residential MBS issued by GSEs	$—	$1,858	$—	$1,858
Available-for-sale
Collateralized debt obligations	$—	$—	$11,445	$11,445
Commercial MBS issued by GSEs	—	2,147	—	2,147
Corporate debt securities	—	52,489	—	52,489
CRA investments	24,332	—	—	24,332
Municipal obligations	—	299,037	—	299,037
Mutual funds	37,702	—	—	37,702
Preferred stock	82,612	—	—	82,612
Private label commercial MBS	—	5,149	—	5,149
Private label residential MBS	—	70,243	—	70,243
Residential MBS issued by GSEs	—	891,189	—	891,189
Trust preferred securities	—	25,546	—	25,546
U.S. government sponsored agency securities	—	18,346	—	18,346
Total AFS securities	$144,646	$1,364,146	$11,445	$1,520,237
Derivative assets (1)	$—	$7	$—	$7
Liabilities:
Junior subordinated debt	$—	$—	$40,437	$40,437
Derivative liabilities (1)	—	57,820	—	57,820

(1)
Derivative assets and liabilities relate to interest rate swaps, see "Note 8. Derivatives and Hedging Activities." In addition, the carrying value of loans includes a positive value of $57,140 as of December 31, 2014, which relates to the change in fair value attributed to fluctuations in interest rates.

For the three months ended March 31, 2015 and 2014, the change in Level 3 assets and liabilities measured at fair value on a recurring basis was as follows:

	Three Months Ended March 31, 2015		Three Months Ended March 31, 2014
	Junior Subordinated Debt	CDO Securities	Junior Subordinated Debt
	(in thousands)
Beginning balance	$(40,437)	$11,445	$(41,858)
Transfers into Level 3	—	—	—
Total gains (losses) for the period
Included in earnings (1)	(309)	—	(978)
Included in other comprehensive income (2)	—	(925)	—
Ending balance	$(40,746)	$10,520	$(42,836)
Change in unrealized gains (losses) for the period included in earnings	$(309)	$—	$(978)

(1)	Total gains (losses) for the period are included in the non-interest income line, Unrealized gains (losses) on assets and liabilities measured at fair value, net.

(2)	Total gains (losses) for the period are included in the other comprehensive income line, Unrealized (loss) gain on AFS securities.

For Level 3 liabilities measured at fair value on a recurring basis as of March 31, 2015 and December 31, 2014, the significant unobservable inputs used in the fair value measurements were as follows:

	March 31, 2015	Valuation Technique	Significant Unobservable Inputs
	(in thousands)
Junior subordinated debt	$40,746	Discounted cash flow	Adjusted Corporate Bond over Treasury Index with comparable credit spread
CDO securities	10,520	S&P Model	Pricing indications from comparable securities

	December 31, 2014	Valuation Technique	Significant Unobservable Inputs
	(in thousands)
Junior subordinated debt	$40,437	Discounted cash flow	Adjusted Corporate Bond over Treasury Index with comparable credit spread
CDO securities	11,445	S&P Model	Pricing indications from comparable securities
The significant unobservable inputs used in the fair value measurement of the Company’s junior subordinated debt are the calculated or estimated credit spreads on comparable publicly-traded company trust preferred issuances, which were non-investment grade and non-rated. The input value used in the fair value measurement of the Company's junior subordinated debt was 6.235% and 6.242% as of March 31, 2015 and December 31, 2014, respectively.
The significant unobservable inputs used in the fair value measurement of the Company's CDO securities include securities terms, conditions, and underlying collateral type, as well as trustee and servicer reports, trade data on comparable securities, and market quotes that are converted into spreads to benchmark LIBOR curves. Significant increases or decreases in these inputs could result in significantly different fair value measurements.
Fair value on a nonrecurring basis
Certain assets are measured at fair value on a nonrecurring basis. That is, the assets are not measured at fair value on an ongoing basis, but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). The following table presents such assets carried on the balance sheet by caption and by level within the ASC 825 hierarchy:

	Fair Value Measurements at the End of the Reporting Period Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Active Markets for Similar Assets (Level 2)	Unobservable Inputs (Level 3)
	(in thousands)
As of March 31, 2015:
Impaired loans with specific valuation allowance	$122,157	$—	$—	$122,157
Impaired loans without specific valuation allowance (1)	24,353	—	—	24,353
Other assets acquired through foreclosure	63,759	—	—	63,759
As of December 31, 2014:
Impaired loans with specific valuation allowance	$114,163	$—	$—	$114,163
Impaired loans without specific valuation allowance (1)	38,019	—	—	38,019
Other assets acquired through foreclosure	57,150	—	—	57,150

(1)	Excludes loan balances with charge-offs of $1.0 million and $3.8 million as of March 31, 2015 and December 31, 2014, respectively.
Impaired loans: The specific reserves for collateral dependent impaired loans are based on collateral value, net of estimated disposition costs and other identified quantitative inputs. Collateral value is determined based on third-party appraisals. Appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Fair value is determined, where possible, using market prices derived from an appraisal or evaluation, which are considered to be Level 2. However, certain assumptions and unobservable inputs are often used by the appraiser; therefore, qualifying the assets as Level 3 in the fair value hierarchy. In some cases, adjustments are made to the appraised values due to various factors, including age of the appraisal (which are generally obtained every twelve months), age of comparables included in the appraisal, and known changes in the market and in the collateral. When significant adjustments are based on unobservable inputs, such as when a current appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the resulting fair value measurement has been categorized as a Level 3 measurement. These Level 3 impaired loans had an estimated fair value of $131.8 million and $124.9 million, respectively, at March 31, 2015 and December 31, 2014. The fair value of these Level 3 impaired loans reflects the carrying value of loan, which has been reduced by any deficit in appraised value compared to book value, estimated disposition costs, and estimated losses of similar impaired loans based on historical loss experience. Specific reserves in the allowance for loan losses for these loans were $9.7 million and $10.8 million, respectively, at March 31, 2015 and December 31, 2014.
Other assets acquired through foreclosure: Other assets acquired through foreclosure consist of properties acquired as a result of, or in-lieu-of, foreclosure. Properties or other assets classified as other assets acquired through foreclosure and other repossessed property are initially reported at the fair value determined by independent appraisals using appraised value less estimated cost to sell. Such properties are generally re-appraised every twelve months. There is risk for subsequent volatility. Costs relating to the development or improvement of the assets are capitalized and costs relating to holding the assets are charged to expense. The Company had $63.8 million of such assets at March 31, 2015. Fair value is determined, where possible, using market prices derived from an appraisal or evaluation, which are considered to be Level 2. However, certain assumptions and unobservable inputs are often used by the appraiser; therefore, qualifying the assets as Level 3 in the fair value hierarchy. When significant adjustments are based on unobservable inputs, such as when a current appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the resulting fair value measurement has been categorized as a Level 3 measurement.
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
For the three months ended March 31, 2015 and 2014, the Company determined that no securities experienced credit losses.
There is no OTTI balance recognized in comprehensive income as of March 31, 2015 and 2014.
FAIR VALUE OF FINANCIAL INSTRUMENTS
The estimated fair value of the Company’s financial instruments is as follows:

	March 31, 2015
	Carrying Amount	Fair Value
		Level 1	Level 2	Level 3	Total
	(in thousands)
Financial assets:
Investment securities:
AFS	$1,399,428	$58,133	$1,330,775	$10,520	$1,399,428
Trading	1,788	—	1,788	—	1,788
Derivative assets	7	—	7	—	7
Loans, net	8,706,456	—	8,278,056	146,510	8,424,566
Accrued interest receivable	36,481	—	36,481	—	36,481
Financial liabilities:
Deposits	$9,662,346	$—	$9,666,687	$—	$9,666,687
Customer repurchases	47,235	—	47,235	—	47,235
FHLB and FRB advances	216,949	—	216,949	—	216,949
Other borrowed funds	58,280	—	—	60,231	60,231
Junior subordinated debt	40,746	—	—	40,746	40,746
Derivative liabilities	73,049	—	73,049	—	73,049
Accrued interest payable	6,244	—	6,244	—	6,244

	December 31, 2014
	Carrying Amount	Fair Value
		Level 1	Level 2	Level 3	Total
	(in thousands)
Financial assets:
Investment securities:
AFS	$1,520,237	$144,646	$1,364,146	$11,445	$1,520,237
Trading	1,858	—	1,858	—	1,858
Derivative assets	7	—	7	—	7
Loans, net	8,288,049	—	7,984,692	152,182	8,136,874
Accrued interest receivable	36,705	—	36,705	—	36,705
Financial liabilities:
Deposits	$8,931,043	$—	$8,935,566	$—	$8,935,566
Customer repurchases	54,899	—	54,899	—	54,899
FHLB and FRB advances	307,081	—	307,081	—	307,081
Other borrowed funds	83,182	—	25,000	61,074	86,074
Junior subordinated debt	40,437	—	—	40,437	40,437
Derivative liabilities	57,820	—	57,820	—	57,820
Accrued interest payable	9,890	—	9,890	—	9,890
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
Interest rate risk exposure is measured using interest rate sensitivity analysis to determine our change in EVE and net interest income resulting from hypothetical changes in interest rates. If potential changes to EVE and net interest income resulting from hypothetical interest rate changes are not within the limits established by the BOD, the BOD may direct management to adjust the asset and liability mix to bring interest rate risk within Board-approved limits. As of March 31, 2015, the Company’s interest rate risk profile was within Board-approved limits.
WAB has an ALCO charged with managing interest rate risk within the BOD approved limits. Limits are structured to prohibit an interest rate risk profile that does not conform to both management and BOD risk tolerances. There is also ALCO reporting at the holding company level for reviewing interest rate risk for the Consolidated Company, which gets reported to the BOD and the Finance and Investment Committee.
Fair value of commitments
The estimated fair value of standby letters of credit outstanding at March 31, 2015 and December 31, 2014 was insignificant. Loan commitments on which the committed interest rates were less than the current market rate are also insignificant at March 31, 2015 and December 31, 2014.

13. REGULATORY CAPITAL REQUIREMENTS
The Company and WAB are subject to various regulatory capital requirements administered by the Federal banking agencies. Failure to meet minimum capital requirements could trigger certain mandatory or discretionary actions that, if undertaken, could have a direct material effect on the Company’s business and financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and WAB must meet specific capital guidelines that involve quantitative measures of their assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.
The capital framework under Basel III became effective for the Company on January 1, 2015. Under the Basel III final rules, minimum requirements have increased for both the quantity and quality of capital held by the Company. A new capital conservation buffer, comprised of common equity Tier 1 capital, is also established above the regulatory minimum capital requirements. This capital conservation buffer will be phased in beginning January 1, 2016 at 0.625% of risk-weighted assets and will increase each subsequent year by an additional 0.625% until reaching its final level of 2.5% on January 1, 2019. Strict eligibility requirements for regulatory capital instruments have been implemented under the final rules and the final rules also revise the definitions and calculations of Tier 1 capital, total capital, and risk-weighted assets.
As of March 31, 2015 and December 31, 2014, the Company and WAB exceeded the capital levels necessary to be classified as well-capitalized, as defined by the banking agencies. The actual capital amounts and ratios for the Company and WAB are presented in the following tables as of the periods indicated:

	Total Capital	Tier 1 Capital	Risk-Weighted Assets	Tangible Average Assets	Total Capital Ratio	Tier 1 Capital Ratio	Tier 1 Leverage Ratio	Common Equity Tier 1
	(dollars in thousands)
Basel III
March 31, 2015
WAL	$1,160,370	$1,048,879	$10,308,909	$10,704,679	11.3%	10.2%	9.8%	9.0%
WAB	1,078,021	965,273	10,189,722	10,582,156	10.6	9.5	9.1	9.5
Well-capitalized ratios					10.0	8.0	5.0	6.5
Minimum capital ratios					8.0	6.0	4.0	4.5
Basel I
December 31, 2014
WAL	$1,119,618	$1,007,278	$9,555,390	$10,367,575	11.7%	10.5%	9.7%	—
WAB	1,057,253	945,687	9,435,459	10,232,297	11.2	10.0	9.2	—
Well-capitalized ratios					10.0	6.0	5.0	—
Minimum capital ratios					8.0	4.0	4.0	—
14. MERGERS, ACQUISITIONS AND DISPOSITIONS
Acquisition of Bridge Capital Holdings
On March 9, 2015, the Company entered into a definitive agreement to acquire Bridge Capital Holdings and its wholly-owned subsidiary, Bridge Bank, headquartered in San Jose, California. The total purchase price will include stock and cash consideration. Each outstanding share of Bridge common stock will be converted into 0.8145 shares of the Company's common stock plus $2.39 in cash. Subject to Bridge shareholder and regulatory approval, the transaction is expected to close in 2015.

PartnersFirst Discontinued Operations
The Company discontinued its affinity credit card business and presented these activities as discontinued operations. During the second quarter 2014, the Company shut down its remaining affinity credit card operations. Therefore, no additional discontinued operations will be reported in future periods.
The following table summarizes the operating results of the discontinued operations for the three months ended March 31, 2014:

	Three Months Ended March 31,
	2015	2014
	(in thousands)
Operating revenue	$—	$(144)
Non-interest expenses	—	(858)
Loss before income taxes	—	(1,002)
Income tax benefit	—	(348)
Net loss	$—	$(654)
15. SEGMENTS
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

The following is a summary of selected operating segment information as of March 31, 2015, December 31, 2014, and March 31, 2014 and for the three months ended March 31, 2015 and 2014:

	Arizona	Nevada	California	Central Business Lines	Corporate & Other	Consolidated Company
At March 31, 2015	(dollars in millions)
Assets:
Cash, cash equivalents, and investment securities	$2.3	$10.8	$2.6	$—	$1,930.4	$1,946.1
Loans, net of deferred loan fees and costs	2,383.5	1,805.5	1,799.6	2,788.3	41.7	8,818.6
Less: allowance for credit losses	(30.3)	(23.0)	(22.9)	(35.4)	(0.5)	(112.1)
Total loans	2,353.2	1,782.5	1,776.7	2,752.9	41.2	8,706.5
Other assets acquired through foreclosure, net	20.5	23.2	—	—	20.1	63.8
Goodwill and other intangible assets, net	—	25.6	—	—	—	25.6
Other assets	42.3	65.8	21.0	22.2	358.6	509.9
Total assets	$2,418.3	$1,907.9	$1,800.3	$2,775.1	$2,350.3	$11,251.9
Liabilities:
Deposits	$2,344.0	$3,362.3	$2,514.1	$1,113.7	$328.2	$9,662.3
Other borrowings	—	—	—	—	275.2	275.2
Other liabilities	16.5	37.7	4.5	86.1	118.3	263.1
Total liabilities	2,360.5	3,400.0	2,518.6	1,199.8	721.7	10,200.6
Allocated equity:	264.0	227.0	208.2	284.3	67.8	1,051.3
Total liabilities and stockholders' equity	$2,624.5	$3,627.0	$2,726.8	$1,484.1	$789.5	$11,251.9
Excess funds provided (used)	206.2	1,719.1	926.5	(1,291.0)	(1,560.8)	—

	Arizona	Nevada	California	Central Business Lines	Corporate & Other	Consolidated Company
At December 31, 2014	(dollars in millions)
Assets:
Cash, cash equivalents, and investment securities	$2.3	$5.0	$2.5	$—	$1,702.4	$1,712.2
Loans, net of deferred loan fees and costs	2,341.9	1,668.7	1,751.7	2,590.0	46.0	8,398.3
Less: allowance for credit losses	(30.7)	(21.9)	(23.0)	(34.0)	(0.6)	(110.2)
Total loans	2,311.2	1,646.8	1,728.7	2,556.0	45.4	8,288.1
Other assets acquired through foreclosure, net	15.5	21.0	—	—	20.6	57.1
Goodwill and other intangible assets, net	—	25.9	—	—	—	25.9
Other assets	34.8	64.2	21.5	22.9	373.8	517.2
Total assets	$2,363.8	$1,762.9	$1,752.7	$2,578.9	$2,142.2	$10,600.5
Liabilities:
Deposits	$2,178.0	$3,230.6	$2,328.5	$946.6	$247.3	$8,931.0
Other borrowings	—	—	—	—	390.3	390.3
Other liabilities	17.4	40.8	9.1	72.4	138.6	278.3
Total liabilities	2,195.4	3,271.4	2,337.6	1,019.0	776.2	9,599.6
Allocated equity:	250.8	209.0	197.7	232.9	110.5	1,000.9
Total liabilities and stockholders' equity	$2,446.2	$3,480.4	$2,535.3	$1,251.9	$886.7	$10,600.5
Excess funds provided (used)	82.4	1,717.5	782.6	(1,327.0)	(1,255.5)	—

	Arizona	Nevada	California	Central Business Lines	Corporate & Other	Consolidated Company
At March 31, 2014	(dollars in millions)
Assets:
Cash, cash equivalents, and investment securities	$3.3	$7.0	$2.6	$0.5	$2,123.8	$2,137.2
Loans, net of deferred loan fees and costs	2,032.3	1,723.8	1,663.1	1,621.2	68.2	7,108.6
Less: allowance for credit losses	(29.7)	(25.2)	(24.3)	(23.7)	(1.0)	(103.9)
Total loans	2,002.6	1,698.6	1,638.8	1,597.5	67.2	7,004.7
Other assets acquired through foreclosure, net	11.9	21.9	0.3	—	22.4	56.5
Goodwill and other intangible assets, net	2.4	24.4	—	—	—	26.8
Other assets	33.8	67.8	25.5	18.0	376.3	521.4
Total assets	$2,054.0	$1,819.7	$1,667.2	$1,616.0	$2,589.7	$9,746.6
Liabilities:
Deposits	$2,166.0	$3,024.6	$1,867.3	$845.1	$246.0	$8,149.0
Other borrowings	—	—	—	—	342.8	342.8
Other liabilities	21.7	48.3	9.8	20.4	259.8	360.0
Total liabilities	2,187.7	3,072.9	1,877.1	865.5	848.6	8,851.8
Allocated equity:	219.4	207.9	178.7	123.2	165.6	894.8
Total liabilities and stockholders' equity	$2,407.1	$3,280.8	$2,055.8	$988.7	$1,014.2	$9,746.6
Excess funds provided (used)	353.1	1,461.1	388.6	(627.3)	(1,575.5)	—

	Arizona	Nevada	California	Central Business Lines	Corporate & Other	Consolidated Company
Three Months Ended March 31, 2015:	(in thousands)
Net interest income (expense)	$28,985	$29,209	$26,943	$23,310	$(5,339)	$103,108
Provision for (recovery of) credit losses	(668)	349	(395)	1,409	5	700
Net interest income (expense) after provision for credit losses	29,653	28,860	27,338	21,901	(5,344)	102,408
Non-interest income	939	2,283	716	716	1,279	5,933
Non-interest expense	(14,761)	(14,474)	(13,638)	(9,278)	(1,882)	(54,033)
Income (loss) from continuing operations before income taxes	15,831	16,669	14,416	13,339	(5,947)	54,308
Income tax expense (benefit)	6,210	5,834	6,061	5,002	(8,989)	14,118
Net income	$9,621	$10,835	$8,355	$8,337	$3,042	$40,190

	Arizona	Nevada	California	Central Business Lines	Corporate & Other	Consolidated Company
Three Months Ended March 31, 2014:	(in thousands)
Net interest income (expense)	$26,608	$28,595	$22,792	$13,964	$(1,182)	$90,777
Provision for credit losses	1,558	(884)	655	2,170	1	3,500
Net interest income (expense) after provision for credit losses	25,050	29,479	22,137	11,794	(1,183)	87,277
Non-interest income	777	2,137	1,183	82	394	4,573
Non-interest expense	(13,261)	(15,084)	(12,976)	(6,508)	(1,658)	(49,487)
Income (loss) from continuing operations before income taxes	12,566	16,532	10,344	5,368	(2,447)	42,363
Income tax expense (benefit)	4,929	5,787	4,350	2,013	(6,455)	10,624
Income from continuing operations	7,637	10,745	5,994	3,355	4,008	31,739
Loss from discontinued operations, net	—	—	—	—	(654)	(654)
Net income	$7,637	$10,745	$5,994	$3,355	$3,354	$31,085

Item 2.	Management's Discussions and Analysis of Financial Condition and Results of Operations.
This discussion is designed to provide insight into management's assessment of significant trends related to the Company's consolidated financial condition, results of operations, liquidity, capital resources, and interest rate sensitivity. This Quarterly Report on Form 10-Q should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2014 and the interim Unaudited Consolidated Financial Statements and Notes to Unaudited Consolidated Financial Statements hereto and financial information appearing elsewhere in this report. Unless the context requires otherwise, the terms "Company," "we," and "our" refer to Western Alliance Bancorporation and its wholly-owned subsidiaries on a consolidated basis.
Forward-Looking Information
Certain statements contained in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements. All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including statements that are related to or are dependent on estimates or assumptions relating to expectations, beliefs, projections, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts.
The forward-looking statements contained in this Form 10-Q reflect our current views about future events and financial performance and involve certain risks, uncertainties, assumptions, and changes in circumstances that may cause our actual results to differ significantly from historical results and those expressed in any forward-looking statement, including those risks discussed under the heading “Risk Factors” in this Form 10-Q. Risks and uncertainties include those set forth in our filings with the SEC and the following factors that could cause actual results to differ materially from those presented: 1) financial market and economic conditions adversely effecting financial performance; 2) dependency on real estate and events that negatively impact real estate; 3) high concentration of commercial real estate, construction and land development, and commercial and industrial loans; 4) actual credit losses may exceed expected losses in the loan portfolio; 5) the geographic concentrations of our assets increase the risks related to local economic conditions; 6) sovereign credit rating downgrades; 7) exposure of financial instruments to certain market risks may cause volatility in earnings; 8) dependence on low-cost deposits; 9) ability to borrow from the FHLB or the FRB; 10) perpetration of internet fraud; 11) information security breaches; 12) reliance on other companies' infrastructure; 13) a change in our creditworthiness; 14) expansion strategies may not be successful; 15) our ability to compete in a highly competitive market; 16) our ability to recruit and retain qualified employees, especially seasoned relationship bankers and senior management; 17) the effects of terrorist attacks or threats of war; 18) ineffective risk management policies and procedures; 19) risks associated with new lines of businesses; 20) risk of operating in a highly regulated industry and our ability to remain in compliance; 21) failure to comply with state and federal banking agency laws and regulations; 22) changes in interest rates and increased rate competition; 23) exposure to environmental liabilities related to the properties to which we acquire title; and 24) risks related to ownership and price of our common stock.
For more information regarding risks that may cause our actual results to differ materially from any forward-looking statements, see “Risk Factors” in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2014.
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

Financial Result Highlights for the First Quarter of 2015
Net income available to common stockholders for the Company was $40.0 million, or $0.45 per diluted share for the first quarter 2015, compared to $30.7 million, or $0.35 per diluted share for first quarter 2014.
The significant factors impacting earnings of the Company during the first quarter 2015 were:

•	Pre-tax, pre-provision operating earnings[1] for the first quarter 2015 increased $10.1 million to $54.5 million, compared to $44.4 million for the first quarter 2014.

•	Net interest margin[1] declined 6 basis points to 4.35% in the first quarter 2015 from 4.41% in the first quarter 2014.

•	The Company experienced loan growth of $420.3 million to $8.82 billion at March 31, 2015 from $8.40 billion at December 31, 2014.

•	The Company experienced deposit growth of $731.3 million to $9.66 billion at March 31, 2015 from $8.93 billion at December 31, 2014.

•	Other assets acquired through foreclosure increased by $6.6 million to $63.8 million at March 31, 2015 from $57.2 million at December 31, 2014.

•
Provision for credit losses for the first quarter 2015 decreased by $2.8 million to $0.7 million compared to $3.5 million for the first quarter 2014 as net recoveries increased by $0.9 million to $1.2 million during the first quarter 2015 compared to $0.3 million during the first quarter 2014.

•
Key asset quality ratios improved for the first quarter 2015 compared to the same period in 2014. Non-accrual loans and repossessed assets to total assets improved to 1.11% from 1.30% in the first quarter 2014 and non-accrual loans to gross loans improved to 0.69% at the end of the first quarter 2015 compared to 0.99% at the end of the first quarter 2014.

•	Tangible book value per share[1], net of tax, increased by $0.51 to $10.72 at March 31, 2015 from $10.21 at December 31, 2014.
The impact to the Company from these items, and others of both a positive and negative nature, are discussed in more detail below as they pertain to the Company’s overall comparative performance for the three months ended March 31, 2015. As a bank holding company, management focuses on key ratios in evaluating the Company's financial condition and results of operations.
1 See Non-GAAP Financial Measures section beginning on page 54.
Results of Operations and Financial Condition
A summary of our results of operations, financial condition, and select metrics are included in the following tables:

	Three Months Ended March 31,
	2015	2014
	(in thousands, except per share amounts)
Net income available to common stockholders	$40,014	$30,732
Earnings per share applicable to common stockholders - basic	0.46	0.35
Earnings per share applicable to common stockholders - diluted	0.45	0.35
Net interest margin	4.35%	4.41%
Return on average assets	1.49	1.33
Return on average tangible common equity	17.21	17.31

	March 31, 2015	December 31, 2014
	(in thousands)
Total assets	$11,251,943	$10,600,498
Loans, net of deferred loan fees and costs	8,818,554	8,398,265
Total deposits	9,662,346	8,931,043

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

	March 31, 2015	December 31, 2014
	(in thousands)
Non-accrual loans	$60,742	$67,659
Non-performing assets	199,828	214,661
Non-accrual loans to gross loans	0.69%	0.81%
Net recoveries to average loans (1)	(0.06)	(0.07)

(1)	Annualized for the three months ended March 31, 2015. Actual year-to-date for the year ended December 31, 2014.
Asset and Deposit Growth
The Company’s assets and liabilities are comprised primarily of loans and deposits; therefore, the ability to originate new loans and attract new deposits is fundamental to the Company’s growth. Total assets increased to $11.25 billion at March 31, 2015 from $10.60 billion at December 31, 2014. Total loans, net of deferred loan fees and costs, increased by $420.3 million, or 5.0%, to $8.82 billion as of March 31, 2015, compared to $8.40 billion as of December 31, 2014. Total deposits increased $731.3 million, or 8.2%, to $9.66 billion as of March 31, 2015 from $8.93 billion as of December 31, 2014.
RESULTS OF OPERATIONS
The following table sets forth a summary financial overview for the comparable periods:

	Three Months Ended March 31,		Increase
	2015	2014	(Decrease)
	(in thousands, except per share amounts)
Consolidated Income Statement Data:
Interest income	$110,962	$98,701	$12,261
Interest expense	7,854	7,924	(70)
Net interest income	103,108	90,777	12,331
Provision for credit losses	700	3,500	(2,800)
Net interest income after provision for credit losses	102,408	87,277	15,131
Non-interest income	5,933	4,573	1,360
Non-interest expense	54,033	49,487	4,546
Income from continuing operations before income taxes	54,308	42,363	11,945
Income tax expense	14,118	10,624	3,494
Income from continuing operations	40,190	31,739	8,451
Loss from discontinued operations, net of tax	—	(654)	(654)
Net income	$40,190	$31,085	$9,105
Net income available to common stockholders	$40,014	$30,732	$9,282
Earnings per share applicable to common stockholders - basic	$0.46	$0.35	$0.11
Earnings per share applicable to common stockholders - diluted	$0.45	$0.35	$0.10

Non-GAAP Financial Measures
The following discussion and analysis contains financial information determined by methods other than those prescribed by GAAP. The Company's management uses these non-GAAP financial measures in their analysis of the Company's performance. These measurements typically adjust GAAP performance measures to exclude the effects of unrealized gains or losses on assets and liabilities measured at fair value as well as other items to adjust income available to common stockholders for certain significant activities or transactions that, in management's opinion, do not reflect recurring period-to-period comparisons of the Company's performance. Management believes presentation of these non-GAAP financial measures provides useful supplemental information that is essential to a complete understanding of the operating results of the Company's core businesses. Since the presentation of these non-GAAP performance measures and their impact differ between companies, these non-GAAP disclosures should not be viewed as a substitute for operating results determined in accordance with GAAP, nor are they necessarily comparable to non-GAAP performance measures that may be presented by other companies.
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
The following table shows the components of pre-tax, pre-provision operating earnings for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,
	2015	2014
	(in thousands)
Total non-interest income	$5,933	$4,573
Less:
Gain on sales of investment securities, net	589	366
Unrealized losses on assets and liabilities measured at fair value, net	(309)	(1,276)
Total operating non-interest income	5,653	5,483
Plus: net interest income	103,108	90,777
Net operating revenue	$108,761	$96,260
Total non-interest expense	$54,033	$49,487
Less:
Net gain on sales / valuations of repossessed and other assets	(351)	(2,547)
Merger / restructure expense	159	157
Total operating non-interest expense	$54,225	$51,877
Pre-tax, pre-provision operating earnings	$54,536	$44,383

Tangible Common Equity
The following table presents financial measures related to tangible common equity. Tangible common equity represents total stockholders' equity less identifiable intangible assets, goodwill, and preferred stock. Management believes that tangible common equity financial measures are useful in evaluating the Company's capital strength, financial condition, and ability to manage potential losses. In addition, management believes that these measures improve comparability to other institutions that have not engaged in acquisitions that resulted in recorded goodwill and other intangible assets.

	March 31, 2015	December 31, 2014
	(dollars and shares in thousands)
Total stockholders' equity	$1,051,330	$1,000,928
Less: goodwill and intangible assets	25,632	25,913
Total tangible stockholders' equity	1,025,698	975,015
Less: preferred stock	70,500	70,500
Total tangible common equity	955,198	904,515
Plus: deferred tax - attributed to intangible assets	548	1,006
Total tangible common equity, net of tax	$955,746	$905,521

Total assets	$11,251,943	$10,600,498
Less: goodwill and intangible assets, net	25,632	25,913
Tangible assets	11,226,311	10,574,585
Plus: deferred tax - attributed to intangible assets	548	1,006
Total tangible assets, net of tax	$11,226,859	$10,575,591

Tangible equity ratio	9.1%	9.2%
Tangible common equity ratio	8.5	8.6
Common shares outstanding	89,180	88,691
Tangible book value per share, net of tax	$10.72	$10.21
Efficiency Ratio
The following table shows the components used in the calculation of the efficiency ratio, which management uses as a metric for assessing cost efficiency:

	Three Months Ended March 31,
	2015	2014
	(dollars in thousands)
Total operating non-interest expense	$54,225	$51,877

Divided by:
Total net interest income	$103,108	$90,777
Plus:
Tax equivalent interest adjustment	7,389	5,705
Operating non-interest income	5,653	5,483
Net operating revenue - TEB	116,150	101,965

Efficiency ratio - TEB	46.7%	50.9%

Common Equity Tier 1
The following table presents certain financial measures related to common equity Tier 1 under Basel III, which is a component of Tier 1 risk-based capital. The FRB and other banking regulators use common equity Tier 1 as a basis for assessing a bank's capital adequacy; therefore, management believes it is useful to assess financial condition and capital adequacy using this same basis. In addition, management believes that the classified assets to common equity Tier 1 plus allowance measure is an important regulatory metric for assessing asset quality.

Basel III
March 31, 2015
(dollars in thousands)
Common Equity Tier 1:
Common Equity	$980,830
Less:
Accumulated other comprehensive income	23,423
Non-qualifying goodwill and intangibles	24,127
Disallowed deferred tax asset	1,314
Unrealized gain on trust preferred securities	6,446
Common equity Tier 1 (regulatory)	925,520
Plus:
Trust preferred securities	64,500
Preferred stock	70,500
Less:
Disallowed deferred tax asset	1,972
Unrealized gain on trust preferred securities	9,669
Tier 1 capital	$1,048,879
Divided by:
Risk-weighted assets (regulatory)	$10,308,909
Common equity Tier 1 ratio	9.0%

Total Capital:
Tier 1 capital (regulatory)	$1,048,879
Plus:
Qualifying allowance for credit losses	112,098
Other	2,124
Less: Tier 2 qualifying capital deductions	2,731
Tier 2 capital	111,491

Total capital	$1,160,370

Classified assets to common equity Tier 1 plus allowance for credit losses:
Classified assets	$210,438
Divided by:
Common equity Tier 1 (regulatory)	925,520
Plus: Allowance for credit losses	112,098
Total common equity Tier 1 plus allowance for credit losses	$1,037,618
Classified assets to common equity Tier 1 plus allowance	20%

Net Interest Margin
The net interest margin is reported on a TEB. A tax equivalent adjustment is added to reflect interest earned on certain municipal securities and loans that are exempt from Federal income tax. The following tables set forth the average balances and interest income on a fully TEB and interest expense for the periods indicated:

	Three Months Ended March 31,
	2015			2014
	Average Balance	Interest	Average Yield / Cost	Average Balance	Interest	Average Yield / Cost
	(dollars in thousands)
Interest earning assets
Loans (1), (2), (3)	$8,546,857	$100,391	4.97%	$6,893,248	$86,804	5.27%
Securities - taxable (1)	1,095,508	6,292	2.30	1,190,329	7,138	2.40
Securities - tax-exempt	383,865	3,496	5.33	461,341	4,187	7.12
Total Securities	1,479,373	9,788	3.09	1,651,670	11,325	3.15
Federal funds sold and other	136,171	783	2.30	210,263	572	1.09
Total interest earnings assets	10,162,401	110,962	4.66	8,755,181	98,701	4.77
Non-interest earning assets
Cash and due from banks	118,090			137,516
Allowance for credit losses	(110,997)			(101,154)
Bank owned life insurance	142,365			140,895
Other assets	450,108			433,084
Total assets	$10,761,967			$9,365,522
Interest-bearing liabilities
Interest-bearing deposits:
Interest bearing transaction accounts	$919,992	$394	0.17%	$765,036	$384	0.20%
Savings and money market	3,909,414	2,776	0.28	3,452,333	2,562	0.30
Time certificates of deposits	1,935,493	1,976	0.41	1,619,564	1,719	0.42
Total interest-bearing deposits	6,764,899	5,146	0.30	5,836,933	4,665	0.32
Short-term borrowings	177,493	1,751	3.95	163,339	130	0.32
Long-term debt	201,990	516	1.02	301,826	2,708	3.59
Junior subordinated debt	40,440	441	4.36	41,869	421	4.02
Total interest-bearing liabilities	7,184,822	7,854	0.44	6,343,967	7,924	0.50
Non-interest-bearing liabilities
Non-interest-bearing demand deposits	2,369,850			2,054,125
Other liabilities	177,102			81,134
Stockholders’ equity	1,030,193			886,296
Total liabilities and stockholders' equity	$10,761,967			$9,365,522
Net interest income and margin (4)		$103,108	4.35%		$90,777	4.41%
Net interest spread (5)			4.22%			4.27%

(1)	Yields on loans and securities have been adjusted to a TEB. The taxable-equivalent adjustment was $7.4 million and $5.7 million for the three months ended March 31, 2015 and 2014, respectively.

(2)	Net loan fees of $5.1 million and $4.1 million are included in the yield computation for the three months ended March 31, 2015 and 2014, respectively.

(3)	Includes non-accrual loans.

(4)	Net interest margin is computed by dividing net interest income by total average earning assets.

(5)	Net interest spread represents average yield earned on interest-earning assets less the average rate paid on interest bearing liabilities.

	Three Months Ended March 31,
	2015 versus 2014
	Increase (Decrease) Due to Changes in (1)
	Volume	Rate	Total
	(in thousands)
Interest income:
Loans	$19,423	$(5,836)	$13,587
Interest on investment securities	(1,140)	(397)	(1,537)
Federal funds sold and other	(426)	637	211
Total interest income	17,857	(5,596)	12,261

Interest expense:
Interest bearing transaction accounts	66	(56)	10
Savings and money market	325	(111)	214
Time deposits	323	(66)	257
Short-term borrowings	140	1,481	1,621
Long-term debt	(255)	(1,937)	(2,192)
Junior subordinated debt	(16)	36	20
Total interest expense	583	(653)	(70)

Net increase (decrease)	$17,274	$(4,943)	$12,331

(1)	Changes due to both volume and rate have been allocated to volume changes.
Comparison of interest income, interest expense and net interest margin
The Company’s primary source of revenue is interest income. Interest income for the three months ended March 31, 2015 was $111.0 million, an increase of 12.4%, compared to $98.7 million for the three months ended March 31, 2014. This increase was primarily the result of a $1.65 billion increase in the average loan balance which drove a $13.6 million increase in loan interest income for the three months ended March 31, 2015 compared to the three months ended March 31, 2014. Additionally, interest income for the three months ended March 31, 2015 includes $2.1 million of accretion income from PCI loans, compared to $3.4 million for the same period 2014. Interest income on investment securities decreased $1.5 million and other interest income increased by $0.2 million for the comparable period. Despite the increase in interest income, average yield on interest earning assets dropped 11 basis point for the three months ended March 31, 2015 compared to the same period in 2014, which was primarily the result of decreased yields on loans of 30 basis points.
Interest expense for each of the three months ended March 31, 2015 and 2014 was $7.9 million. Interest expense on deposits increased $0.5 million for the same period as average interest bearing deposits for the quarter increased $928.0 million, offset by a 2 basis point decrease in average cost of interest bearing deposits. Interest expense on borrowings decreased by $0.6 million as a result of a $85.7 million decrease in average borrowings for the quarter.
Net interest income was $103.1 million for the three months ended March 31, 2015, compared to $90.8 million for the three months ended March 31, 2014, an increase of $12.3 million, or 13.6%. The increase in net interest income reflects a $1.41 billion increase in average interest earning assets, offset by a $840.9 million increase in average interest-bearing liabilities. The decrease in net interest margin of 6 basis points was mostly due to a decrease in our average loan yield during the three months ended March 31, 2015 compared to the same period in 2014.
Provision for Credit Losses
The provision for credit losses in each period is reflected as a reduction in earnings in that period. The provision is equal to the amount required to maintain the allowance for credit losses at a level that is adequate to absorb probable credit losses inherent in the loan portfolio. The provision for credit losses decreased by $2.8 million, to $0.7 million for the three months ended March 31, 2015, compared with $3.5 million for the three months ended March 31, 2014. The provision decrease was primarily due to an improvement in underlying asset quality. The Company may establish an additional allowance for credit losses for PCI loans through provision for credit losses when impairment is determined as a result of lower than expected cash flows. As of March 31, 2015 and December 31, 2014, the allowance for credit losses on PCI loans was $0.1 million and $0.3 million, respectively.

Non-interest Income
The following table presents a summary of non-interest income for the periods presented:

	Three Months Ended March 31,
	2015	2014	Increase (Decrease)
	(in thousands)
Service charges and fees	$2,889	$2,561	$328
Income from bank owned life insurance	977	949	28
Card income	813	786	27
Gain on sales of investment securities, net	589	366	223
Unrealized losses on assets and liabilities measured at fair value, net	(309)	(1,276)	(967)
Other income	974	1,187	(213)
Total non-interest income	$5,933	$4,573	$1,360
Total non-interest income for the three months ended March 31, 2015 compared to the three months ended March 31, 2014 increased by $1.4 million, or 29.7%. The increase in non-interest income is largely attributable to the $1.0 million decrease in net unrealized losses on assets and liabilities measured at fair value, which primarily relates to the fair value adjustment of junior subordinated debt. The loss resulting from the fair value adjustment of junior subordinated debt was $0.3 million for the three months ended March 31, 2015, compared to a loss of $1.0 million for the three months ended March 31, 2014.
Non-interest Expense
The following table presents a summary of non-interest expense for the periods presented:

	Three Months Ended March 31,
	2015	2014	Increase (Decrease)
	(in thousands)
Salaries and employee benefits	$32,541	$29,555	$2,986
Occupancy	4,813	4,686	127
Legal, professional, and directors' fees	3,995	3,639	356
Data processing	3,126	2,729	397
Insurance	2,090	2,393	(303)
Loan and repossessed asset expenses	1,090	1,147	(57)
Card expense	474	600	(126)
Marketing	377	559	(182)
Intangible amortization	281	597	(316)
Net gain on sales / valuations of repossessed and other assets	(351)	(2,547)	(2,196)
Merger / restructure expense	159	157	2
Other expense	5,438	5,972	(534)
Total non-interest expense	$54,033	$49,487	$4,546
Total non-interest expense for the three months ended March 31, 2015 compared to the three months ended March 31, 2014 increased $4.5 million, or 9.2%. This increase primarily relates to an increase in salaries and employee benefits and a decrease in the net gain on sales / valuation of repossessed and other assets, and other expense. The increase in salaries and employee benefits is the result of growth in staffing to support continued asset growth as well as an increase in performance awards. Further, the $2.2 million decrease in the net gain on sales / valuations of repossessed and other assets for the same period is due to smaller non-recurring gains from the performance of OREO and other assets owned by the Company. The decrease in other expense is primarily due to the decreased charitable contributions.
Income Taxes
The effective tax rate for the three months ended March 31, 2015 was 26.00%, compared to 25.08% for the three months ended March 31, 2014. The increase in the effective tax rate from is primarily due to proportionately lower tax-exempt income and a decrease in the amount of valuation allowance that will be released during 2015.

Business Segment Results
The operating segments are as follows: Arizona, Nevada, California, CBL, and Corporate & Other.
Arizona reported a gross loan balance of $2.38 billion at March 31, 2015, compared to $2.34 billion at December 31, 2014, and $2.03 billion at March 31, 2014. In addition, total deposits at March 31, 2015 were $2.34 billion, compared to $2.18 billion at December 31, 2014, and $2.17 billion at March 31, 2014. Pre-tax income was $15.8 million for the three months ended March 31, 2015, compared to $12.6 million for the three months ended March 31, 2014.
Nevada reported a gross loan balance of $1.81 billion at March 31, 2015, compared to $1.67 billion at December 31, 2014 and $1.72 billion at March 31, 2014. In addition, total deposits at March 31, 2015 were $3.36 billion, compared to $3.23 billion at December 31, 2014, and $3.02 billion at March 31, 2014. Pre-tax income was $16.7 million for the three months ended March 31, 2015, compared to $16.5 million for the three months ended March 31, 2014.
California reported a gross loan balance of $1.80 billion at March 31, 2015, compared to $1.75 billion at December 31, 2014, and $1.66 billion at March 31, 2014. In addition, total deposits at March 31, 2015 were $2.51 billion, compared to $2.33 billion at December 31, 2014, and $1.87 billion at March 31, 2014. Pre-tax income was $14.4 million for the three months ended March 31, 2015, compared to $10.3 million for the three months ended March 31, 2014.
CBL reported a gross loan balance of $2.79 billion at March 31, 2015, compared to $2.59 billion at December 31, 2014, and $1.62 billion at March 31, 2014. In addition, total deposits at March 31, 2015 were $1.11 billion, compared to $946.6 million at December 31, 2014, and $845.1 million at March 31, 2014. Pre-tax income was $13.3 million for the three months ended March 31, 2015, compared to $5.4 million for the three months ended March 31, 2014.
BALANCE SHEET ANALYSIS
Total assets increased $651.4 million, or 6.1%, to $11.25 billion at March 31, 2015, compared to $10.60 billion at December 31, 2014. The increase in assets primarily relates to the increase in loans of $420.3 million, or 5.0%, to $8.82 billion at March 31, 2015.
Total liabilities increased $601.0 million, or 6.3%, to $10.20 billion at March 31, 2015, compared to $9.60 billion at December 31, 2014. The increase in liabilities is due to the increase in total deposits of $731.3 million, or 8.2%, to $9.66 billion.
Total stockholders’ equity increased by $50.4 million, or 5.0%, to $1.05 billion at March 31, 2015, compared to $1.00 billion at December 31, 2014.
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

The investment securities portfolio of the Company is utilized as collateral for borrowings, required collateral for public deposits, and customer repurchase agreements, and to manage liquidity, capital, and interest rate risk. The following table summarizes the carrying value of the investment securities portfolio for each of the periods below:

	March 31, 2015	December 31, 2014
	(in thousands)
Collateralized debt obligations	$10,520	$11,445
Commercial MBS issued by GSEs	2,181	2,147
Corporate debt securities	13,515	52,489
CRA investments	25,686	24,332
Municipal obligations	295,506	299,037
Mutual funds	—	37,702
Preferred stock	84,999	82,612
Private label commercial MBS	5,097	5,149
Private label residential MBS	63,359	70,243
Residential MBS issued by GSEs	856,291	893,047
Trust preferred securities	25,487	25,546
U.S. government sponsored agency securities	18,575	18,346
Total investment securities	$1,401,216	$1,522,095
Gross unrealized losses at March 31, 2015 are primarily caused by interest rate fluctuations, credit spread widening, and reduced liquidity in applicable markets. The Company has reviewed securities on which there is an unrealized loss in accordance with its accounting policy for OTTI securities described in "Note 2. Investment Securities" to the Unaudited Consolidated Financial Statements contained herein. There were no impairment charges recorded during the three months ended March 31, 2015 and 2014.
The Company does not consider any securities to be other-than-temporarily impaired as of March 31, 2015 and December 31, 2014. However, the Company cannot guarantee that additional OTTI will not occur in future periods. At March 31, 2015, the Company had the intent and ability to retain its investments for a period of time sufficient to allow for any anticipated recovery in fair value.
Loans
The table below summarizes the distribution of the Company’s loans at the end of each of the periods indicated:

	March 31, 2015	December 31, 2014
	(in thousands)
Commercial and industrial	$3,529,173	$3,326,708
Commercial real estate - non-owner occupied	2,113,829	2,052,566
Commercial real estate - owner occupied	1,818,002	1,732,888
Construction and land development	842,894	748,053
Residential real estate	292,196	299,402
Commercial leases	196,039	205,639
Consumer	26,421	33,009
Loans, net of deferred loan fees and costs	8,818,554	8,398,265
Allowance for credit losses	(112,098)	(110,216)
Total	$8,706,456	$8,288,049
Net deferred loan fees and costs as of March 31, 2015 and December 31, 2014 total $14.5 million and $12.5 million, respectively. Net unamortized discounts on loans total $7.1 million and $7.5 million as of March 31, 2015 and December 31, 2014, respectively.
Concentrations of Lending Activities
The Company monitors concentrations within five broad categories: geography, industry, product, call report classifications, and collateral. The Company’s loan portfolio includes significant credit exposure to the CRE market. At both March 31, 2015 and December 31, 2014, CRE related loans accounted for approximately 54% of total loans. Substantially all of these loans are secured by first liens with an initial loan to value ratio of generally not more than 75%. Approximately 46% of these CRE loans, excluding construction and land loans, were owner-occupied at both March 31, 2015 and December 31, 2014.
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
In addition to our own internal loan review process, regulators may from time to time direct the Company to modify loan grades, loan impairment calculations or loan impairment methodology.
Total non-performing loans decreased by $21.4 million, or 13.6%, at March 31, 2015 to $136.1 million from $157.5 million at December 31, 2014.

	March 31, 2015	December 31, 2014
	(dollars in thousands)
Total non-accrual loans (1)	$60,742	$67,659
Loans past due 90 days or more on accrual status	3,730	5,132
Troubled debt restructured loans (2)	71,597	84,720
Total nonperforming loans	136,069	157,511
Other impaired loans	21,064	9,239
Total impaired loans	$157,133	$166,750
Other assets acquired through foreclosure, net	$63,759	$57,150
Non-accrual loans to gross loans	0.69%	0.81%
Loans past due 90 days or more on accrual status to total loans	0.04	0.06

(1)	Includes non-accrual TDR loans of $50.7 million and $53.6 million as of March 31, 2015 and December 31, 2014, respectively.

(2)	Includes accruing TDR loans only.
Interest income received on non-accrual loans was $0.7 million and $0.6 million for the three months ended March 31, 2015 and 2014, respectively. The interest income that would have been recorded under the original terms of non-accrual loans was $0.7 million and $1.0 million for the three months ended March 31, 2015 and 2014, respectively.
The composition of non-accrual loans was as follows:

	At March 31, 2015			December 31, 2014
	Non-accrual Balance	Percent	Percent of Total Loans	Non-accrual Balance	Percent	Percent of Total Loans
	(dollars in thousands)
Commercial and industrial	$4,548	7.49%	0.05%	$3,490	5.16%	0.04%
Commercial real estate	45,543	74.97	0.52	52,457	77.54	0.63
Construction and land development	5,101	8.40	0.06	5,326	7.87	0.06
Residential real estate	5,362	8.83	0.06	6,173	9.12	0.07
Consumer	188	0.31	—	213	0.31	0.01
Total non-accrual loans	$60,742	100.00%	0.69%	$67,659	100.00%	0.81%
As of March 31, 2015 and December 31, 2014, non-accrual loans totaled $60.7 million and $67.7 million, respectively. Non-accrual loans by segment at March 31, 2015 were $18.8 million for Arizona, $23.0 million for Nevada, $2.9 million for California, $0.2 million for CBL, and $15.8 million for Corporate & Other. Non-accrual loans by segment at December 31, 2014 were $24.2 million for Arizona, $26.7 million for Nevada, $0.4 million for California, $0.2 million for CBL, and $16.2 million for Corporate & Other. Non-accrual loans as a percentage of total gross loans were 0.69% and 0.81% at March 31, 2015 and December 31, 2014, respectively. Non-accrual loans as a percentage of each segment's total gross loans at March 31, 2015 were 0.79% for Arizona, 1.28% for Nevada, 0.16% for California, 0.01% for CBL, and 38.04% for Corporate & Other. Non-accrual loans as a percentage of each segment's total gross loans at December 31, 2014 were 1.03% for Arizona, 1.60% for Nevada, 0.02% for California, 0.01% for CBL, and 35.30% for Corporate & Other.
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
As of March 31, 2015 and December 31, 2014, the aggregate amount of loans classified as impaired was $157.1 million and $166.8 million, respectively, a net decrease of 5.8%. The total specific allowance for credit losses related to these loans was $9.7 million and $10.8 million for March 31, 2015 and December 31, 2014, respectively. The Company had $71.6 million and $84.7 million in loans classified as accruing restructured loan for March 31, 2015 and December 31, 2014, respectively. Impaired loans by segment at March 31, 2015 were $38.9 million for Arizona, $72.6 million for Nevada, $6.1 million for California, $0.2 million for CBL, and $39.3 million for Corporate & Other. Impaired loans by segment at December 31, 2014 were $43.2 million for Arizona, $78.1 million for Nevada, $5.2 million for California, $0.2 million for CBL, and $40.1 million for Corporate & Other.
The following tables present a breakdown of total impaired loans and the related specific reserves for the periods indicated:

	March 31, 2015
	Impaired Balance	Percent	Percent of Total Loans	Reserve Balance	Percent	Percent of Total Allowance
	(dollars in thousands)
Commercial and industrial	$14,330	9.12%	0.16%	$2,222	22.99%	1.98%
Commercial real estate	103,047	65.58	1.17	4,761	49.26	4.25
Construction and land development	21,140	13.45	0.24	1,652	17.09	1.47
Residential real estate	18,274	11.63	0.21	1,026	10.61	0.92
Consumer	342	0.22	—	5	0.05	—
Total impaired loans	$157,133	100.00%	1.78%	$9,666	100.00%	8.62%

	December 31, 2014
	Impaired Balance	Percent	Percent of Total Loans	Reserve Balance	Percent	Percent of Total Allowance
	(dollars in thousands)
Commercial and industrial	$14,122	8.47%	0.17%	$1,965	18.25%	1.78%
Commercial real estate	111,217	66.70	1.32	4,619	42.91	4.19
Construction and land development	21,748	13.04	0.26	3,112	28.91	2.82
Residential real estate	19,300	11.57	0.23	1,052	9.77	0.95
Consumer	363	0.22	—	17	0.16	0.02
Total impaired loans	$166,750	100.00%	1.98%	$10,765	100.00%	9.76%

Allowance for Credit Losses
The following table summarizes the activity in our allowance for credit losses for the period indicated:

	Three Months Ended March 31,
	2015	2014
	(dollars in thousands)
Allowance for credit losses:
Balance at beginning of period	$110,216	$100,050
Provision charged to operating expense:
Commercial and industrial	3,562	392
Commercial real estate	(1,055)	2,400
Construction and land development	(716)	1,970
Residential real estate	(923)	(490)
Consumer	(168)	(772)
Total Provision	700	3,500
Recoveries of loans previously charged-off:
Commercial and industrial	916	922
Commercial real estate	383	560
Construction and land development	157	211
Residential real estate	533	553
Consumer	40	170
Total recoveries	2,029	2,416
Loans charged-off:
Commercial and industrial	(393)	(1,478)
Commercial real estate	—	(171)
Residential real estate	(400)	(406)
Consumer	(54)	(12)
Total charged-off	(847)	(2,067)
Net recoveries	1,182	349
Balance at end of period	$112,098	$103,899
Net recoveries to average loans outstanding - annualized	0.06%	0.02%
Allowance for credit losses to gross loans	1.27	1.46
The following table summarizes the allocation of the allowance for credit losses by loan type. However, the allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

	March 31, 2015			December 31, 2014
	Amount	Percent of Total Allowance for Credit Loss	Percent of Loans to Gross Loans	Amount	Percent of Total Allowance for Credit Loss	Percent of Loans to Gross Loans
	(dollars in thousands)
Commercial and industrial	$58,651	52.3%	42.2%	$54,566	49.5%	42.1%
Commercial real estate	28,111	25.1	44.6	28,783	26.1	45.0
Construction and land development	17,999	16.1	9.6	18,558	16.8	8.9
Residential real estate	6,666	5.9	3.3	7,456	6.8	3.6
Consumer	671	0.6	0.3	853	0.8	0.4
Total	$112,098	100.0%	100.0%	$110,216	100.0%	100.0%
The allowance for credit losses as a percentage of total loans decreased to 1.27% at March 31, 2015 from 1.31% at December 31, 2014. The total balance of the allowance for credit losses has increased due to the increase in the size of the loan portfolio. However, the increase in the allowance is not proportional to the increase in the portfolio as the Company has experienced improved credit quality in its portfolio as reflected in net recoveries achieved during the three months ended March 31, 2015 as well as a change in portfolio mix toward higher rated credits.

Potential Problem Loans
The Company classifies loans consistent with federal banking regulations using a nine category grading system. These loan grades are described in further detail in "Item 1. Business” of the Company's Annual Report on Form 10-K for the year ended December 31, 2014. The following table presents information regarding potential problem loans, consisting of loans graded Special Mention, Substandard, Doubtful, and Loss, but still performing, and excluding acquired loans:

	March 31, 2015
	Number of Loans	Loan Balance	Percent	Percent of Total Loans
	(dollars in thousands)
Commercial and industrial	108	$44,654	45.44%	0.50%
Commercial real estate	53	40,419	41.14	0.46
Construction and land development	3	5,049	5.14	0.06
Residential real estate	19	7,820	7.96	0.09
Consumer	9	315	0.32	—
Total	192	$98,257	100.00%	1.11%

	At December 31, 2014
	Number of Loans	Loan Balance	Percent	Percent of Total Loans
	(dollars in thousands)
Commercial and industrial	76	$24,060	23.89%	0.29%
Commercial real estate	55	53,514	53.14	0.64
Construction and land development	6	15,646	15.53	0.19
Residential real estate	16	7,121	7.07	0.08
Consumer	10	377	0.37	—
Total	163	$100,718	100.00%	1.20%
Total potential problem loans are primarily secured by real estate.

Other Assets Acquired Through Foreclosure
The following table represents the changes in other assets acquired through foreclosure:

	Three Months Ended March 31,
	2015
	Gross Balance	Valuation Allowance	Net Balance
	(in thousands)
Balance, beginning of period	$71,421	$(14,271)	$57,150
Transfers to other assets acquired through foreclosure, net	7,720	—	7,720
Proceeds from sale of other real estate owned and repossessed assets, net	(2,288)	848	(1,440)
Valuation adjustments, net	—	(786)	(786)
Gains, net (1)	1,115	—	1,115
Balance, end of period	$77,968	$(14,209)	$63,759

	2014
Balance, beginning of period	$88,421	$(21,702)	$66,719
Transfers to other assets acquired through foreclosure, net	2,110	—	2,110
Proceeds from sale of other real estate owned and repossessed assets, net	(19,473)	5,961	(13,512)
Valuation adjustments, net	—	(35)	(35)
Gains, net (1)	1,168	—	1,168
Balance, end of period	$72,226	$(15,776)	$56,450

(1)	Includes net gains related to initial transfers to other assets of $0.6 million and zero during the three months ended March 31, 2015 and 2014, respectively, pursuant to accounting guidance.
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
The Company had $63.8 million and $57.2 million of such assets at March 31, 2015 and December 31, 2014. At March 31, 2015, the Company held 68 OREO properties, compared to 67 at December 31, 2014.
Goodwill and Other Intangible Assets
Goodwill represents the excess consideration paid for net assets acquired in a business combination over their fair value and is subsequently evaluated for impairment at least annually. The Company has goodwill of $23.2 million and core deposit intangibles of $2.4 million as of March 31, 2015. The goodwill and intangible balances at March 31, 2015 relate to the Nevada operating segment. The Company performs its annual goodwill and intangibles impairment tests as of October 1 each year, or more often if events or circumstances indicate that the carrying value may not be recoverable. During the three months ended March 31, 2015 and 2014, there were no events or circumstances that indicated an interim impairment test of goodwill or other intangible assets was necessary.
Deferred Tax Assets
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
Deposits
Deposits are the primary source for funding the Company's asset growth. Total deposits increased to $9.66 billion at March 31, 2015, from $8.93 billion at December 31, 2014, an increase of $731.3 million, or 8.2%. This increase was primarily from non-interest-bearing demand deposit, savings and money market, and interest bearing demand deposit accounts which increased by $369.4 million, $251.3 million, and $81.6 million, respectively. WAB is a member of CDARS and ICS, which offer products that qualify for FDIC insurance on large deposits. At March 31, 2015, the Company had $751.4 million of CDARS deposits and $558.5 million of ICS deposits, compared to $700.7 million of CDARS deposits and $479.2 million of ICS deposits at December 31, 2014. At March 31, 2015 and December 31, 2014, the Company also had $416.1 million and $321.5 million, respectively, of wholesale brokered deposits.
The average balances and weighted average rates paid on deposits are presented below:

	Three Months Ended March 31,
	2015		2014
	Average Balance	Rate	Average Balance	Rate
	(dollars in thousands)
Interest checking (NOW)	$919,992	0.17%	$765,036	0.20%
Savings and money market	3,909,414	0.28	3,452,333	0.30
Time	1,935,493	0.41	1,619,564	0.42
Total interest-bearing deposits	6,764,899	0.30	5,836,933	0.32
Non-interest-bearing demand deposits	2,369,850	—	2,054,125	—
Total deposits	$9,134,749	0.23%	$7,891,058	0.24%
Short-Term Borrowed Funds
The Company from time to time utilizes short-term borrowed funds to support short-term liquidity needs generally created by increased loan demand. The majority of these short-term borrowed funds consist of advances from the FHLB and FRB, federal funds purchased, and customer repurchase agreements. The Company’s borrowing capacity with the FHLB and FRB is determined based on collateral pledged, generally consisting of securities and loans. In addition, the Company has borrowing capacity from other sources, collateralized by securities, including securities sold under agreements to repurchase, which are reflected at the amount of cash received in connection with the transaction, and may require additional collateral based on the fair value of the underlying securities. At March 31, 2015, total short-term borrowed funds consisted of customer repurchases of $47.2 million, FHLB advances of $16.9 million, and Senior Notes with a remaining principal balance of $58.4 million and a carrying value of $58.3 million, maturing in September 2015. At December 31, 2014, total short-term borrowed funds consisted of customer repurchases of $54.9 million, Senior Notes with a carrying value of $58.2 million, a revolving line of credit of $25.0 million, and FHLB advances of $97.0 million.
Long-Term Debt
At March 31, 2015, there were $200.0 million of FHLB advances classified as long-term, compared to $210.1 million at December 31, 2014.
Junior Subordinated Debt
The Company measures the balance of junior subordinated debt at fair value, which was $40.7 million at March 31, 2015 and $40.4 million at December 31, 2014.

Critical Accounting Policies
Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties and could potentially result in materially different results under different assumptions and conditions. The critical accounting policies upon which the Company's financial condition and results of operations depend, and which involve the most complex subjective decisions or assessments, are included in the discussion entitled "Critical Accounting Policies" in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations," in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2014, and all amendments thereto, as filed with the SEC. There were no material changes to the critical accounting policies disclosed in the Annual Report on Form 10-K.
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
The following table presents the available and outstanding balances of the Company's lines of credit:

	March 31, 2015
	Available Balance	Outstanding Balance
	(in millions)

Unsecured fed funds credit lines at correspondent banks	$100.0	$—
Other lines with correspondent banks:
Secured other lines with correspondent banks	$25.0	$—
Unsecured other lines with correspondent banks	45.0	—
Total other lines with correspondent banks	$70.0	$—
In addition to lines of credit, the Company has borrowing capacity with the FHLB and FRB from pledged loans and securities. The borrowing capacity, outstanding borrowings, and available credit as of March 31, 2015 are presented in the following table:

March 31, 2015
(in millions)
FHLB:
Borrowing capacity	$1,784.5
Outstanding borrowings	216.9
Letters of credit	510.8
Total available credit	$1,056.8

FRB:
Borrowing capacity	$1,208.7
Outstanding borrowings	—
Total available credit	$1,208.7
The Company has a formal liquidity policy and, in the opinion of management, our liquid assets are considered adequate to meet cash flow needs for loan funding and deposit cash withdrawals for the next 90-120 days. At March 31, 2015, there was $1.08 billion in liquid assets, comprised of $493.1 million in cash, cash equivalents, and money market investments and $585.0 million in unpledged marketable securities. At December 31, 2014, the Company maintained $862.5 million in liquid assets, comprised of $165.3 million of cash, cash equivalents, and money market investments, and $697.2 million of unpledged marketable securities.
The Parent maintains liquidity that would be sufficient to fund its operations and certain non-bank affiliate operations for an extended period should funding from normal sources be disrupted. Since deposits are taken by WAB and not by the Parent, Parent liquidity is not dependent on the bank's deposit balances. In our analysis of Parent liquidity, we assume that the Parent is unable to generate funds from additional debt or equity issuances, receives no dividend income from subsidiaries and does not pay dividends to stockholders, while continuing to make nondiscretionary payments needed to maintain operations and repayment of contractual principal and interest payments owed by the Parent and affiliated companies. Under this scenario, the amount of time the Parent and its non-bank subsidiary can operate and meet all obligations before the current liquid assets are exhausted is considered as part of the Parent liquidity analysis. Management believes the Parent maintains adequate liquidity capacity to operate without additional funding from new sources for over 12 months. WAB maintains sufficient funding capacity to address large increases in funding requirements, such as deposit outflows. This capacity is comprised of liquidity derived from a reduction in asset levels and various secured funding sources.
On a long-term basis, the Company’s liquidity will be met by changing the relative distribution of our asset portfolios (for example, by reducing investment or loan volumes, or selling or encumbering assets). Further, the Company can increase liquidity by soliciting higher levels of deposit accounts through promotional activities and/or borrowing from correspondent banks, the FHLB of San Francisco, and the FRB. At March 31, 2015, our long-term liquidity needs primarily relate to funds required to support loan originations, commitments, and deposit withdrawals, which can be met by cash flows from investment payments and maturities, and investment sales, if necessary.
The Company’s liquidity is comprised of three primary classifications: 1) cash flows provided by operating activities; 2) cash flows used in investing activities; and 3) cash flows provided by financing activities. Net cash provided by or used in operating activities consists primarily of net income, adjusted for changes in certain other asset and liability accounts and certain non-cash income and expense items, such as the provision for credit losses, investment and other amortization and depreciation. For the three months ended March 31, 2015 and 2014, net cash provided by operating activities was $61.1 million and $40.0 million, respectively.
Our primary investing activities are the origination of real estate and commercial loans and the purchase and sale of securities. Our net cash provided by and used in investing activities has been primarily influenced by our loan and securities activities. The net increase in loans for the three months ended March 31, 2015 and 2014, was $440.4 million and $322.6 million, respectively. There was a net decrease in investment securities for the three months ended March 31, 2015 and 2014, of $130.3 million and $25.2 million, respectively.
Net cash provided by financing activities has been impacted significantly by increased deposit levels. During the three months ended March 31, 2015 and 2014, deposits increased $731.4 million and $310.9 million, respectively.
Fluctuations in core deposit levels may increase our need for liquidity as certificates of deposit mature or are withdrawn before maturity, and as non-maturity deposits, such as checking and savings account balances, are withdrawn. Additionally, we are exposed to the risk that customers with large deposit balances will withdraw all or a portion of such deposits, due in part to the FDIC limitations on the amount of insurance coverage provided to depositors. To mitigate the uninsured deposit risk, we have joined the CDARS and ICS programs, which allow an individual customer to invest up to $50.0 million and $110.0 million, respectively, through one participating financial institution or, a combined total of $150.0 million per individual customer, with the entire amount being covered by FDIC insurance. As of March 31, 2015, we had $751.4 million of CDARS and $558.5 million of ICS deposits.
As of March 31, 2015, we had $416.1 million of wholesale brokered deposits outstanding. Brokered deposits are generally considered to be deposits that have been received from a third party that is acting on behalf of that party’s customer. Often, a broker will direct a customer’s deposits to the banking institution offering the highest interest rate available. Federal banking laws and regulations place restrictions on depository institutions regarding brokered deposits because of the general concern that these deposits are at a greater risk of being withdrawn and placed on deposit at another institution offering a higher interest rate, thus posing liquidity risk for institutions that gather brokered deposits in significant amounts.
Federal and state banking regulations place certain restrictions on dividends paid. The total amount of dividends which may be paid at any date is generally limited to the retained earnings of the bank. Dividends paid by WAB to the Parent would be prohibited if the effect thereof would cause the bank’s capital to be reduced below applicable minimum capital requirements. WAB and LVSP paid dividends to the Parent in the amount of $22.0 million and $3.0 million, respectively, during the three months ended March 31, 2015.

Capital Resources
The Company and WAB are subject to various regulatory capital requirements administered by the Federal banking agencies. Failure to meet minimum capital requirements could trigger certain mandatory or discretionary actions that, if undertaken, could have a direct material effect on the Company’s business and financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and WAB must meet specific capital guidelines that involve quantitative measures of their assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.
The capital framework under Basel III became effective for the Company on January 1, 2015. Under the Basel III final rules, minimum requirements have increased for both the quantity and quality of capital held by the Company. A new capital conservation buffer, comprised of common equity Tier 1 capital, is also established above the regulatory minimum capital requirements. This capital conservation buffer will be phased in beginning January 1, 2016 at 0.625% of risk-weighted assets and will increase each subsequent year by an additional 0.625% until reaching its final level of 2.5% on January 1, 2019. Strict eligibility requirements for regulatory capital instruments have been implemented under the final rules and the final rules also revise the definitions and calculations of Tier 1 capital, total capital, and risk-weighted assets.
As of March 31, 2015 and December 31, 2014, the Company and WAB exceeded the capital levels necessary to be classified as well-capitalized, as defined by the banking agencies. The actual capital amounts and ratios for the Company and WAB are presented in the following tables as of the periods indicated:

	Total Capital	Tier 1 Capital	Risk-Weighted Assets	Tangible Average Assets	Total Capital Ratio	Tier 1 Capital Ratio	Tier 1 Leverage Ratio	Common Equity Tier 1
	(dollars in thousands)
Basel III
March 31, 2015
WAL	$1,160,370	$1,048,879	$10,308,909	$10,704,679	11.3%	10.2%	9.8%	9.0%
WAB	1,078,021	965,273	10,189,722	10,582,156	10.6	9.5	9.1	9.5
Well-capitalized ratios					10.0	8.0	5.0	6.5
Minimum capital ratios					8.0	6.0	4.0	4.5
Basel I
December 31, 2014
WAL	$1,119,618	$1,007,278	$9,555,390	$10,367,575	11.7%	10.5%	9.7%	—
WAB	1,057,253	945,687	9,435,459	10,232,297	11.2	10.0	9.2	—
Well-capitalized ratios					10.0	6.0	5.0	—
Minimum capital ratios					8.0	4.0	4.0	—

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.
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
Net Interest Income Simulation. In order to measure interest rate risk at March 31, 2015, we used a simulation model to project changes in net interest income that result from forecasted changes in interest rates. This analysis calculates the difference between a baseline net interest income forecast using current yield curves compared to forecasted net income resulting from an immediate parallel shift in rates upward or downward. The income simulation model includes various assumptions regarding the re-pricing relationships for each of our products. Many of our assets are floating rate loans, which are assumed to re-price immediately and, proportional to the change in market rates, depending on their contracted index. Some loans and investments include the opportunity of prepayment (embedded options) and, accordingly, the simulation model uses estimated market speeds to derive prepayments and reinvests proceeds at modeled yields. Our non-term deposit products re-price more slowly, usually changing less than the change in market rates and at our discretion.
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
This simulation model assesses the changes in net interest income that would occur in response to an instantaneous and sustained increase or decrease (shock) in market interest rates. At March 31, 2015, our net interest income exposure for the next twelve months related to these hypothetical changes in market interest rates was within our current guidelines.
Sensitivity of Net Interest Income

	Interest Rate Scenario (change in basis points from Base)
	Down 100	Base	Up 100	Up 200	Up 300	Up 400
	(in thousands)
Interest Income	$437,942	$445,057	$483,358	$529,635	$578,849	$628,958
Interest Expense	28,100	28,189	54,705	81,224	107,747	134,274
Net Interest Income	409,842	416,868	428,653	448,411	471,102	494,684
% Change	(1.7)%		2.8%	7.6%	13.0%	18.7%
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
At March 31, 2015, our EVE exposure related to these hypothetical changes in market interest rates was within the current guidelines established by us. The following table shows our projected change in EVE for this set of rate shocks at March 31, 2015:
Economic Value of Equity

	Interest Rate Scenario (change in basis points from Base)
	Down 100	Base	Up 100	Up 200	Up 300	Up 400
	(in thousands)
Assets	$11,598	$11,454	$11,265	$11,079	$10,890	$10,702
Liabilities	9,793	9,542	9,319	9,121	8,939	8,772
Net Present Value	1,805	1,912	1,946	1,958	1,951	1,930
% Change	(5.6)%		1.8%	2.4%	2.0%	0.9%

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
Derivative Contracts. In the normal course of business, the Company uses derivative instruments to meet the needs of its customers and manage exposure to fluctuations in interest rates. The following table summarizes the aggregate notional amounts, market values, and terms of the Company’s derivative positions with derivative market makers as of March 31, 2015 and December 31, 2014:
Outstanding Derivatives Positions

March 31, 2015			December 31, 2014
Notional	Net Value	Weighted Average Term (Years)	Notional	Net Value	Weighted Average Term (Years)
(dollars in thousands)
$670,942	$(73,042)	17.5	$647,703	$(57,813)	17.6

Item 4.	Controls and Procedures.
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
Changes in Internal Control over Financial Reporting
There have not been any changes in the Company's internal control over financial reporting during the quarter ended March 31, 2015, which have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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
There have not been any material changes to the risk factors previously disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2014.

Item 5.	Other Information.
Not applicable.

Item 6.	Exhibits.
EXHIBITS

2.1
Agreement and Plan of Merger, dated as of August 17, 2012, by and between Western Alliance Bancorporation, or Western Alliance, and Western Liberty Bancorp (incorporated by reference to Exhibit 2.1 to Western Alliance’s Form 8-K filed with the SEC on August 22, 2012).

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

2.4
Agreement and Plan of Merger, dated as of March 9, 2015, by and between Western Alliance Bancorporation and Bridge Capital Holdings (incorporated by reference to Exhibit 2.1 of Western Alliance’s Form 8-K filed with the SEC on March 13, 2015).

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

WESTERN ALLIANCE BANCORPORATION

May 8, 2015	By:	/s/ Robert Sarver
Robert Sarver
Chairman of the Board and
Chief Executive Officer

May 8, 2015	By:	/s/ Dale Gibbons
Dale Gibbons
Executive Vice President and
Chief Financial Officer

May 8, 2015	By:	/s/ J. Kelly Ardrey Jr.
J. Kelly Ardrey Jr.
Senior Vice President and
Chief Accounting Officer