Form 10-Q
period 2015-06-30
WESTERN ALLIANCE BANCORPORATION
filed 2015-08-07
CIK 1212545

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2015 or

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Common stock issued and outstanding: 102,322,933 shares as of August 3, 2015.

PART I
GLOSSARY OF ENTITIES AND TERMS
The acronyms and abbreviations identified below are used in various sections of this Form 10-Q, including "Management's Discussion and Analysis of Financial Condition and Results of Operations," in Item 2 and the Consolidated Financial Statements and the Notes to Consolidated Financial Statements in Item I of this Form 10-Q.

ENTITIES:
AAB	Alliance Association Bank	FIB	First Independent Bank
ABA	Alliance Bank of Arizona	LVSP	Las Vegas Sunset Properties
BON	Bank of Nevada	TPB	Torrey Pines Bank
Bridge	Bridge Bank	WAB or Bank	Western Alliance Bank
Centennial	Centennial Bank	WAL or Parent	Western Alliance Bancorporation
Company	Western Alliance Bancorporation and Subsidiaries	Western Liberty	Western Liberty Bancorp
TERMS:
AFS	Available-for-Sale	GSE	Government-Sponsored Enterprise
ALCO	Asset and Liability Management Committee	HFI	Held for Investment
AOCI	Accumulated Other Comprehensive Income	HFS	Held for Sale
ARPS	Adjustable-Rate Preferred Stock	HTM	Held-to-Maturity
ASC	Accounting Standards Codification	ICS	Insured Cash Sweep Service
ASU	Accounting Standards Update	IRC	Internal Revenue Code
ATM	At-the-Market	ISDA	International Swaps and Derivatives Association
BOD	Board of Directors	LIBOR	London Interbank Offered Rate
CBL	Central Business Lines	LIHTC	Low-Income Housing Tax Credit
CDARS	Certificate Deposit Account Registry Service	MBS	Mortgage-Backed Securities
CDO	Collateralized Debt Obligation	NOL	Net Operating Loss
CEO	Chief Executive Officer	NPV	Net Present Value
CFO	Chief Financial Officer	NUBILs	Net Unrealized Built In Losses
CRA	Community Reinvestment Act	OCI	Other Comprehensive Income
CRE	Commercial Real Estate	OREO	Other Real Estate Owned
EPS	Earnings per share	OTTI	Other-than-Temporary Impairment
EVE	Economic Value of Equity	PCI	Purchased Credit Impaired
Exchange Act	Securities Exchange Act of 1934, as amended	SBIC	Small Business Investment Company
FASB	Financial Accounting Standards Board	SEC	Securities and Exchange Commission
FDIC	Federal Deposit Insurance Corporation	SERP	Supplemental Executive Retirement Plan
FHLB	Federal Home Loan Bank	SSAE	Statement on Standards for Attestation Engagements
FRB	Federal Reserve Bank	TDR	Troubled Debt Restructuring
FVO	Fair Value Option	TEB	Tax Equivalent Basis
GAAP	U.S. Generally Accepted Accounting Principles	XBRL	eXtensible Business Reporting Language

Item 1.	Financial Statements.
WESTERN ALLIANCE BANCORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30, 2015	December 31, 2014
	(Unaudited)
	(in thousands, except per share amounts)
Assets:
Cash and due from banks	$149,929	$125,329
Securities purchased under agreement to resell	58,150	—
Interest-bearing deposits in other financial institutions	550,257	39,067
Cash and cash equivalents	758,336	164,396
Money market investments	875	451
Investment securities - measured at fair value	1,701	1,858
Investment securities - AFS, at fair value; amortized cost of $1,453,820 at June 30, 2015 and $1,493,648 at December 31, 2014	1,478,234	1,520,237
Investments in restricted stock, at cost	51,040	25,275
Loans - HFS	39,401	—
Loans - HFI, net of deferred loan fees and costs	10,321,221	8,398,265
Less: allowance for credit losses	(115,056)	(110,216)
Total loans held for investment	10,206,165	8,288,049
Premises and equipment, net	116,044	113,818
Other assets acquired through foreclosure, net	59,335	57,150
Bank owned life insurance	161,100	141,969
Goodwill	282,851	23,224
Other intangible assets, net	17,124	2,689
Deferred tax assets, net	82,075	62,686
Other assets	215,823	198,696
Total assets	$13,470,104	$10,600,498
Liabilities:
Deposits:
Non-interest-bearing demand	$3,924,456	$2,288,048
Interest-bearing	7,482,272	6,642,995
Total deposits	11,406,728	8,931,043
Customer repurchase agreements	42,172	54,899
Securities sold short	57,580	—
Other borrowings	69,429	390,263
Qualifying debt	208,417	40,437
Other liabilities	171,034	182,928
Total liabilities	11,955,360	9,599,570
Commitments and contingencies (Note 13)
Stockholders’ equity:
Preferred stock - par value $0.0001 and liquidation value per share of $1,000; 20,000,000 authorized; 70,500 shares issued and outstanding at June 30, 2015 and December 31, 2014	70,500	70,500
Common stock - par value $0.0001; 200,000,000 authorized; 102,290,865 shares issued and outstanding at June 30, 2015 and 88,691,249 at December 31, 2014	10	9
Additional paid in capital	1,268,947	828,327
Accumulated other comprehensive income	15,348	16,639
Retained earnings	159,939	85,453
Total stockholders’ equity	1,514,744	1,000,928
Total liabilities and stockholders’ equity	$13,470,104	$10,600,498
See accompanying Notes to Unaudited Consolidated Financial Statements.

WESTERN ALLIANCE BANCORPORATION AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENTS (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in thousands, except per share amounts)
Interest income:
Loans, including fees	$105,468	$90,583	$205,859	$177,387
Investment securities	8,003	9,926	16,516	20,153
Dividends	1,273	968	2,548	2,066
Other	1,874	496	2,657	1,068
Total interest income	116,618	101,973	227,580	200,674
Interest expense:
Deposits	5,362	4,930	10,508	9,595
Other borrowings	2,068	2,686	4,312	5,505
Qualifying debt	451	443	892	864
Customer repurchase agreements	19	16	42	35
Total interest expense	7,900	8,075	15,754	15,999
Net interest income	108,718	93,898	211,826	184,675
Provision for credit losses	—	507	700	4,007
Net interest income after provision for credit losses	108,718	93,391	211,126	180,668
Non-interest income:
Service charges and fees	3,128	2,758	6,017	5,319
Income from bank owned life insurance	772	959	1,749	1,908
Card income	899	860	1,712	1,645
Gain (loss) on sales of investment securities, net	55	(163)	644	203
Loss on extinguishment of debt	(81)	—	(81)	—
Unrealized (losses) gains on assets and liabilities measured at fair value, net	(7,885)	235	(8,194)	(1,041)
Other income	921	950	1,895	2,120
Total non-interest (loss) income	(2,191)	5,599	3,742	10,154
Non-interest expense:
Salaries and employee benefits	32,406	31,751	64,947	61,306
Occupancy	4,949	4,293	9,762	8,979
Legal, professional, and directors' fees	4,611	4,192	8,606	7,831
Data processing	2,683	2,580	5,809	5,309
Insurance	2,274	2,087	4,364	4,480
Loan and repossessed asset expenses	1,284	889	2,374	2,036
Card expense	613	530	1,087	1,130
Marketing	463	506	840	1,065
Intangible amortization	281	302	562	899
Net (gain) loss on sales / valuations of repossessed and other assets	(1,218)	184	(1,569)	(2,377)
Acquisition / restructure expense	7,842	26	8,001	183
Other expense	5,021	4,902	10,459	10,870
Total non-interest expense	61,209	52,242	115,242	101,711
Income from continuing operations before provision for income taxes	45,318	46,748	99,626	89,111
Income tax expense	10,599	10,706	24,717	21,330
Income from continuing operations	34,719	36,042	74,909	67,781
Loss from discontinued operations, net of tax	—	(504)	—	(1,158)
Net income	34,719	35,538	74,909	66,623
Dividends on preferred stock	247	352	423	705
Net income available to common stockholders	$34,472	$35,186	$74,486	$65,918

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in thousands, except per share amounts)
Earnings per share from continuing operations:
Basic	$0.39	$0.41	$0.85	$0.78
Diluted	0.39	0.41	0.84	0.77
Loss per share from discontinued operations:
Basic	—	—	—	(0.02)
Diluted	—	(0.01)	—	(0.01)
Earnings per share available to common stockholders:
Basic	0.39	0.41	0.85	0.76
Diluted	0.39	0.40	0.84	0.76
Weighted average number of common shares outstanding:
Basic	88,177	86,501	88,059	86,379
Diluted	88,682	87,333	88,567	87,229
Dividends declared per common share	$—	$—	$—	$—
See accompanying Notes to Unaudited Consolidated Financial Statements.

WESTERN ALLIANCE BANCORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in thousands)
Net income	$34,719	$35,538	$74,909	$66,623
Other comprehensive income (loss), net:
Unrealized gain on transfer of HTM securities to AFS, net of tax effect of $0, $(5,367), $0, and $(5,367), respectively	—	8,976	—	8,976
Unrealized (loss) gain on AFS securities, net of tax effect of $5,135, $(6,294), $858, and $(12,658), respectively	(8,378)	10,525	(1,225)	21,169
Unrealized gain on SERP, net of tax effect of $(207), $0, $(207), $0, respectively	337	—	337	—
Realized (gain) loss on sale of AFS securities included in income, net of tax effect of $21, $(61), $241, and $76, respectively	(34)	102	(403)	(127)
Net other comprehensive (loss) income	(8,075)	19,603	(1,291)	30,018
Comprehensive income	$26,644	$55,141	$73,618	$96,641
See accompanying Notes to Unaudited Consolidated Financial Statements.

WESTERN ALLIANCE BANCORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)

	Preferred Stock		Common Stock		Additional Paid in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
	(in thousands)
Balance, December 31, 2013	141	$141,000	87,186	$9	$797,146	$(21,546)	$(61,111)	$855,498
Net income	—	—	—	—	—	—	66,623	66,623
Exercise of stock options	—	—	169	—	1,996	—	—	1,996
Restricted stock, performance stock unit, and other grants, net	—	—	303	—	1,623	—	—	1,623
Issuance of common stock under ATM offering, net of offering costs	—	—	116	—	2,611	—	—	2,611
Dividends on preferred stock	—	—	—	—	—	—	(705)	(705)
Other comprehensive income, net	—	—	—	—	—	30,018	—	30,018
Balance, June 30, 2014	141	$141,000	87,774	$9	$803,376	$8,472	$4,807	$957,664

Balance, December 31, 2014	71	$70,500	88,691	$9	$828,327	$16,639	$85,453	$1,000,928
Net income	—	—	—	—	—	—	74,909	74,909
Exercise of stock options	—	—	145	—	1,537	—	—	1,537
Restricted stock, performance stock unit, and other grants, net	—	—	458	—	8,053	—	—	8,053
Issuance of common stock in connection with the acquisition of Bridge (1)	—	—	12,997	1	431,030	—	—	431,031
Dividends on preferred stock	—	—	—	—	—	—	(423)	(423)
Other comprehensive loss, net	—	—	—	—	—	(1,291)	—	(1,291)
Balance, June 30, 2015	71	$70,500	102,291	$10	$1,268,947	$15,348	$159,939	$1,514,744
(1)    Includes value of certain share-based awards replaced in connection with the acquisition.

See accompanying Notes to Unaudited Consolidated Financial Statements.

WESTERN ALLIANCE BANCORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended June 30,
	2015	2014
	(in thousands)
Cash flows from operating activities:
Net income	$74,909	$66,623
Adjustments to reconcile net income to cash provided by operating activities:
Provision for credit losses	700	4,007
Depreciation and amortization	3,943	3,220
Stock-based compensation	7,908	6,039
Excess tax benefit of stock-based compensation	(5,164)	(1,830)
Deferred income taxes	(2,345)	(6,665)
Amortization of net premiums for investment securities	4,133	4,048
Accretion of fair market value adjustments on loans acquired from business combinations	(4,118)	(8,962)
Accretion and amortization of fair market value adjustments on other assets and liabilities acquired from business combinations	247	(193)
Income from bank owned life insurance	(1,749)	(1,908)
Unrealized losses on assets and liabilities measured at fair value, net	8,194	1,041
(Gains) / Losses on:
Sales of investment securities	(644)	(203)
Sale of loans	(319)	—
Extinguishment of debt	81	—
Other assets acquired through foreclosure, net	(3,055)	(1,179)
Valuation adjustments of other repossessed assets, net	1,504	293
Sale of premises, equipment, and other assets, net	(18)	(1,491)
Changes in, net of acquisitions:
Other assets	8,742	7,419
Other liabilities	(15,996)	(9,738)
Net cash provided by operating activities	76,953	60,521
Cash flows from investing activities:
Investment securities - measured at fair value
Principal pay downs and maturities	143	261
Investment securities - AFS
Purchases	(94,532)	(38,785)
Principal pay downs and maturities	114,127	124,615
Proceeds from sales	78,040	26,840
Investment securities - HTM
Principal pay downs and maturities	—	6,600
Purchase of investment tax credits	(11,884)	(16,948)
(Purchase) sale of money market investments, net	(424)	1,225
(Purchase) liquidation of restricted stock	(18,749)	4,911
Loan fundings and principal collections, net	(515,143)	(719,720)
Purchase of premises, equipment, and other assets, net	(3,886)	(5,491)
Proceeds from sale of other real estate owned and repossessed assets, net	14,375	14,732
Cash and cash equivalents acquired in Bridge acquisition, net	342,427	—
Net cash used in investing activities	(95,506)	(601,760)

	Six Months Ended June 30,
	2015	2014
	(in thousands)
Cash flows from financing activities:
Net increase in deposits	733,788	631,609
Proceeds from issuance of subordinated debt	148,450	—
Net decrease in borrowings	(276,023)	(22,334)
Proceeds from exercise of common stock options	1,537	1,996
Excess tax benefit of stock-based compensation	5,164	1,830
Cash dividends paid on preferred stock	(423)	(705)
Proceeds from issuance of stock in offerings, net	—	2,611
Net cash provided by financing activities	612,493	615,007
Net increase in cash and cash equivalents	593,940	73,768
Cash and cash equivalents at beginning of period	164,396	305,514
Cash and cash equivalents at end of period	$758,336	$379,282
Supplemental disclosure:
Cash paid during the period for:
Interest	$13,881	$10,423
Income taxes	25,801	17,180
Non-cash investing and financing activity:
Transfers to other assets acquired through foreclosure, net	13,459	6,419
Change in unfunded investment tax credits and SBIC commitments	2,168	12,298
Non-cash assets acquired in Bridge acquisition	1,590,927	—
Non-cash liabilities acquired in Bridge acquisition	1,761,951	—
Change in unrealized gain on AFS securities, net of tax	(1,628)	21,042
Change in unfunded obligations	13,654	(9,506)
Unrealized gain on transfer of HTM securities to AFS, net of tax	—	8,976
See accompanying Notes to Unaudited Consolidated Financial Statements.

WESTERN ALLIANCE BANCORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Nature of operation
WAL is a bank holding company headquartered in Phoenix, Arizona, incorporated under the laws of the state of Delaware. WAL provides a full spectrum of deposit, lending, treasury management, and online banking products and services through its wholly-owned banking subsidiary, WAB. On June 30, 2015, WAL acquired Bridge Capital Holdings and its wholly-owned subsidiary, Bridge Bank. Upon acquisition, Bridge Capital Holdings merged into WAL and its principal operating subsidiary, Bridge Bank, merged into WAB. Effective as of July 1, 2015, the existing Bridge offices and the two previously existing WAB Northern California offices are operating as a combined division under the Bridge trade name.
WAB operates the following full-service banking divisions: ABA in Arizona, BON in Southern Nevada, Bridge in Northern California, FIB in Northern Nevada, and TPB in Southern California. The Company also serves business customers through a national platform of specialized financial services including AAB, Corporate Finance, Equipment Finance, Public Finance, Resort Finance, Technology Finance, Energy Infrastructure Group, and Mortgage Warehouse Lending. In addition, the Company has one non-bank subsidiary, LVSP, which holds and manages certain non-performing loans and OREO.
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
Principles of consolidation
As of June 30, 2015, WAL has ten wholly-owned subsidiaries: WAB, LVSP, and eight unconsolidated subsidiaries used as business trusts in connection with issuance of trust-preferred securities.
The Bank has the following wholly-owned subsidiaries: WAB Investments, Inc., BON Investments, Inc., and TPB Investments, Inc., which hold certain investment securities, municipal loans, and leases; BW Real Estate, Inc., which operates as a real estate investment trust and holds certain of WAB's real estate loans and related securities; Western Alliance Equipment Finance, which offers equipment finance services nationwide. BW Nevada Holdings, LLC was dissolved on June 12, 2015 after contributing the Company’s 2700 West Sahara Avenue, Las Vegas, Nevada office building to WAB.
The Company does not have any other significant entities that should be considered for consolidation. All significant intercompany balances and transactions have been eliminated in consolidation.
Reclassifications
Certain amounts in the Consolidated Financial Statements as of December 31, 2014 and for the three and six months ended June 30, 2014 may have been reclassified to conform to the current presentation. The reclassifications have no effect on net income or stockholders’ equity as previously reported.

Interim financial information
The accompanying Unaudited Consolidated Financial Statements as of and for the three and six months ended June 30, 2015 and 2014 have been prepared in condensed format and, therefore, do not include all of the information and footnotes required by GAAP for complete financial statements. These statements have been prepared on a basis that is substantially consistent with the accounting principles applied to the Company's audited Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2014.
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
Investment securities
Investment securities may be classified as HTM, AFS, or trading. The appropriate classification is initially decided at the time of purchase. Securities classified as HTM are those debt securities that the Company has both the intent and ability to hold to maturity regardless of changes in market conditions, liquidity needs or general economic conditions. These securities are carried at amortized cost. The sale of a security within three months of its maturity date or after the majority of the principal outstanding has been collected is considered a maturity for purposes of classification and disclosure.
Securities classified as AFS or trading are reported as an asset in the Consolidated Balance Sheet at their estimated fair value. As the fair value of AFS securities changes, the changes are reported net of income tax as an element of OCI, except for other-than-temporarily-impaired securities. When AFS securities are sold, the unrealized gain or loss is reclassified from OCI to non-interest income. The changes in the fair values of trading securities are reported in non-interest income. Securities classified as AFS are both equity and debt securities that the Company intends to hold for an indefinite period of time, but not necessarily to maturity. Any decision to sell a security classified as AFS would be based on various factors, including significant movements in interest rates, changes in the maturity mix of the Company’s assets and liabilities, liquidity needs, decline in credit quality, and regulatory capital considerations.
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
Declines in the fair value of individual AFS debt securities that are deemed to be other-than-temporary are reflected in earnings when identified. The fair value of the debt security then becomes the new cost basis. For individual debt securities where the Company does not intend to sell the security and it is not more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis, the other-than-temporary decline in fair value of the debt security related to 1) credit loss is recognized in earnings; and 2) interest rate, market, or other factors is recognized in other comprehensive income or loss.

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
Restricted stock
On January 30, 2015, WAB became a member of the Federal Reserve System and, as part of its membership, is required to maintain stock in the FRB in a specified ratio to its capital. In addition, WAB is a member of the FHLB system and, accordingly, maintains an investment in capital stock of the FHLB based on the borrowing capacity used. The Company also maintains an investment in its primary correspondent bank. All of these investments are considered equity securities with no actively traded market. Therefore, the shares are considered restricted investment securities. These investments are carried at cost, which is equal to the value at which they may be redeemed. The dividend income received from the stock is reported in interest income. The Company conducts a periodic review and evaluation of its restricted stock to determine if any impairment exists. No impairment has been recorded to date.
Loans, held for investment
The Company generally holds loans for investment and has the intent and ability to hold loans until their maturity. Therefore, they are reported at book value. Net loans are stated at the amount of unpaid principal, reduced by net deferred fees and costs, and an allowance for credit losses. In addition, the book value of loans that are subject to a fair value hedge is adjusted for changes in value attributable to the effective portion of the hedged benchmark interest rate risk. Purchased loans are recorded at estimated fair value on the date of purchase, comprised of unpaid principal less estimated credit losses and interest rate fair value adjustments.
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
The Company’s allowance for credit loss methodology incorporates several quantitative and qualitative risk factors used to establish the appropriate allowance for credit losses at each reporting date. Quantitative factors include: 1) the Company's historical loss experience; 2) levels of and trends in delinquencies and impaired loans; 3) levels of and trends in charge-offs and recoveries; 4) trends in volume and terms of loans; 5) changes in underwriting standards or lending policies; 6) experience, ability, depth of lending staff; 7) national and local economic trends and conditions; 8) changes in credit concentrations; 9) out-of-market exposures; 10) changes in quality of loan review system; and 11) changes in the value of underlying collateral.
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
The Company documents its hedge relationships, including identification of the hedging instruments and the hedged items, as well as its risk management objectives and strategies for undertaking the hedge transaction at the time the derivative contract is executed. Both at inception and at least quarterly thereafter, the Company assesses whether the derivatives used in hedging transactions are highly effective (as defined in the guidance) in offsetting changes in either the fair value or cash flows of the hedged item. Retroactive effectiveness is assessed, as well as the continued expectation that the hedge will remain effective prospectively. The Company discontinues hedge accounting prospectively when it is determined that a hedge is no longer highly effective. When hedge accounting is discontinued on a fair value hedge that no longer qualifies as an effective hedge, the derivative continues to be reported at fair value in the Consolidated Balance Sheet, but the carrying amount of the hedged item is no longer adjusted for future changes in fair value. The adjustment to the carrying amount of the hedged item that existed at the date hedge accounting is discontinued is amortized over the remaining life of the hedged item into earnings.
Derivative instruments that are not designated as hedges, so called free-standing derivatives, are reported in the Consolidated Balance Sheet at fair value and the changes in fair value are recognized in earnings as non-interest income during the period of change.
The Company may in the normal course of business purchase a financial instrument or originate a loan that contains an embedded derivative instrument. Upon purchasing the instrument or originating the loan, the Company assesses whether the economic characteristics of the embedded derivative are clearly and closely related to the economic characteristics of the remaining component of the financial instrument (i.e., the host contract) and whether a separate instrument with the same terms as the embedded instrument would meet the definition of a derivative instrument. When it is determined that 1) the embedded derivative possesses economic characteristics that are not clearly and closely related to the economic characteristics of the host contract and 2) a separate instrument with the same terms would qualify as a derivative instrument, the embedded derivative is separated from the host contract and carried at fair value. However, in cases where 1) the host contract is measured at fair value, with changes in fair value reported in current earnings, or 2) the Company is unable to reliably identify and measure an embedded derivative for separation from its host contract, the entire contract is carried in the Consolidated Balance Sheet at fair value and is not designated as a hedging instrument.
Income taxes
The Company is subject to income taxes in the United States and files a consolidated federal income tax return with all of its subsidiaries, with the exception of BW Real Estate, Inc. Deferred income taxes are recorded to reflect the effects of temporary differences between the financial reporting carrying amounts of assets and liabilities and their income tax bases using enacted tax rates that are expected to be in effect when the taxes are actually paid or recovered. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes.
Net deferred tax assets are recorded to the extent that these assets will more-likely-than-not be realized. In making these determinations, all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, tax planning strategies, projected future taxable income, and recent operating results. If it is determined that deferred income tax assets to be realized in the future are in excess of their net recorded amount, an adjustment to the valuation allowance will be recorded, which will reduce the Company's provision for income taxes.
A tax benefit from an unrecognized tax benefit may be recognized when it is more-likely-than-not that the position will be sustained upon examination, including related appeals or litigation, based on technical merits. Income tax benefits must meet a more-likely-than-not recognition threshold at the effective date to be recognized.
Interest and penalties related to unrecognized tax benefits are recognized as part of the provision for income taxes in the Consolidated Income Statement. Accrued interest and penalties are included in other liabilities in the Consolidated Balance Sheet.
Off-balance sheet instruments
In the ordinary course of business, the Company has entered into off-balance sheet financial instrument arrangements consisting of commitments to extend credit and standby letters of credit. Such financial instruments are recorded in the Consolidated Financial Statements when they are funded. They involve, to varying degrees, elements of credit risk in excess of amounts recognized in the Consolidated Balance Sheet. Losses would be experienced when the Company is contractually obligated to make a payment under these instruments and must seek repayment from the borrower, which may not be as financially sound in the current period as they were when the commitment was originally made. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. The Company enters into credit arrangements that generally provide for the termination of advances in the event of a covenant violation or other event of default. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management’s credit evaluation of the party. The commitments are collateralized by the same types of assets used as loan collateral.
As with outstanding loans, the Company applies qualitative factors and utilization rates to its off-balance sheet obligations in determining an estimate of losses inherent in these contractual obligations. The estimate for credit losses on off-balance sheet instruments is included in other liabilities and the charge to income that establishes this liability is included in non-interest expense.
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

•
Level 3 - Valuation is generated from model-based techniques where one or more significant inputs are not observable, either directly or indirectly, in the market. These unobservable assumptions reflect the Company’s own estimates of assumptions that market participants would use in pricing the asset or liability. Valuation techniques may include use of matrix pricing, discounted cash flow models, and similar techniques.

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
Management uses its best judgment in estimating the fair value of the Company’s financial instruments; however, there are inherent limitations in any estimation technique. Therefore, for substantially all financial instruments, the fair value estimates presented herein are not necessarily indicative of the amounts the Company could have realized in a sales transaction at June 30, 2015 and December 31, 2014. The estimated fair value amounts for June 30, 2015 and December 31, 2014 have been measured as of period-end, and have not been reevaluated or updated for purposes of these Consolidated Financial Statements subsequent to those dates. As such, the estimated fair values of these financial instruments subsequent to the reporting date may be different than the amounts reported at period-end.
The information in "Note 14. Fair Value Accounting" in these Notes to Unaudited Consolidated Financial Statements should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only required for a limited portion of the Company’s assets and liabilities.
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
The fair values of other investment securities were determined based on matrix pricing. Matrix pricing is a mathematical technique that utilizes observable market inputs including, for example, yield curves, credit ratings, and prepayment speeds. Fair values determined using matrix pricing are generally categorized as Level 2 in the fair value hierarchy.

The Company owns certain CDOs for which quoted prices are not available. Quoted prices for similar assets are also not available for these investment securities. In order to determine the fair value of these securities, the Company engages a third party to estimate the future cash flows and discount rate using third party quotes adjusted based on assumptions a market participant would assume necessary for each specific security. As a result of the lack of an active market, the resulting fair values have been categorized as Level 3 in the fair value hierarchy.
Restricted stock
WAB is a member of the Federal Reserve System and the FHLB and, accordingly, maintains investments in the capital stock of the FRB and the FHLB. WAB also maintains an investment in its primary correspondent bank. These investments are carried at cost since no ready market exists for them, and they have no quoted market value. The Company conducts a periodic review and evaluation of its restricted stock to determine if any impairment exists. The fair values of these investments have been categorized as Level 2 in the fair value hierarchy.
Loans
The fair value of loans is estimated based on discounted cash flows using interest rates currently being offered for loans with similar terms to borrowers with similar credit quality and adjustments that the Company believes a market participant would consider in determining fair value based on a third party independent valuation. As a result, the fair value for certain loans is categorized as Level 2 in the fair value hierarchy, excluding impaired loans which are categorized as Level 3.
Accrued interest receivable and payable
The carrying amounts reported in the Consolidated Balance Sheets for accrued interest receivable and payable approximate their fair value.
Derivative financial instruments
All derivatives are recognized in the Consolidated Balance Sheets at their fair value. The fair value for derivatives is determined based on market prices, broker-dealer quotations on similar products, or other related input parameters. As a result, the fair values have been categorized as Level 2 in the fair value hierarchy.
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
FHLB advances, other borrowings, and subordinated debt
The fair values of the Company’s borrowings are estimated using discounted cash flow analyses, based on the market rates for similar types of borrowing arrangements. The FHLB advances have been categorized as Level 2 in the fair value hierarchy due to their short durations. Other borrowings have been categorized as Level 3 in the fair value hierarchy.
Junior subordinated debt
Junior subordinated debt is valued by comparing the BB Financial over SWAP index and discounting the contractual cash flows on the Company's debt using these market rates. Junior subordinated debt has been categorized as Level 3 in the fair value hierarchy.
Off-balance sheet instruments
The fair value of the Company’s off-balance sheet instruments (lending commitments and standby letters of credit) is based on quoted fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements, and the counterparties’ credit standing.

Recent accounting pronouncements
In June 2014, the FASB issued guidance within ASU 2014-12, Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. The amendments in ASU 2014-12 to Topic 718, Compensation - Stock Compensation, provide explicit guidance on whether to treat a performance target that could be achieved after the requisite service period as a performance condition that affects vesting or as a nonvesting condition that affects the grant-date fair value of an award. The amendments are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Early adoption is permitted. An entity may elect to apply the amendments either prospectively to all awards granted or modified after the effective date or retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter. The adoption of this guidance is not expected to have a material impact on the Company's Consolidated Financial Statements.
In August 2014, the FASB issued guidance within ASU 2014-15, Presentation of Financial Statements - Going Concern. The amendments in ASU 2014-15 to Subtopic 205-40, Going Concern, provide guidance about management's responsibility to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern. The amendments require management to assess an entity's ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. The amendments are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. The adoption of this guidance is not expected to have a material impact on the Company’s Consolidated Financial Statements.
In February 2015, the FASB issued guidance within ASU 2015-02, Amendments to the Consolidation Analysis. The amendments in ASU 2015-02 to Topic 810, Consolidation, change the analysis that a reporting entity must perform to determine whether it should consolidate certain types of legal entities. Specifically, the amendments modify the evaluation of whether limited partnerships and similar legal entities are variable interest entities or voting interest entities, eliminate the presumption that a general partner should consolidate a limited partnership, affect the consolidation analysis of reporting entities that are involved with variable interest entities, particularly those that have fee arrangements and related party relationships, and provide a scope exception from consolidation guidance for reporting entities with interests in legal entities that are required to comply with or operate in accordance with requirements that are similar to those in Rule 2a-7 of the Investment Company Act of 1940 for registered money market funds. The amendments are effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted. An entity may apply the amendments in this Update using a modified retrospective approach by recording a cumulative-effect adjustment to equity as of the beginning of the fiscal year of adoption or, may apply the amendments retrospectively. The adoption of this guidance is not expected to have a material impact on the Company's Consolidated Financial Statements.
Recently adopted accounting guidance
In the second quarter of 2015, the Company adopted the amended guidance within ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs. The amendments in ASU 2015-03 to Subtopic 835-30, Interest - Imputation of Interest, require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The guidance should be applied on a retrospective basis. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this Update.
On June 29, 2015, the Company issued $150.0 million in subordinated debt. As a result of the adoption of this amended guidance, subordinated debt was recorded net of related issuance costs of $1.6 million. Prior period balances were not adjusted for the change in accounting principle as unamortized debt issuance costs are not significant.

2. MERGERS, ACQUISITIONS AND DISPOSITIONS
Acquisition of Bridge Capital Holdings
On June 30, 2015, the Company completed its acquisition of Bridge Capital Holdings and its wholly-owned subsidiary, Bridge Bank, headquartered in San Jose, California. Under the terms of the acquisition, each outstanding share of Bridge common stock was exchanged for 0.8145 shares of WAL's common stock plus $2.39 in cash. The Company paid $36.5 million in cash and issued 12.5 million common shares for all equity interests in Bridge. The merger was undertaken, in part, because Bridge strengthens the Company's Northern California presence and provides new avenues for growth in technology and international services.
Bridge’s results of operations will be included in the Company’s results beginning July 1, 2015. Acquisition / restructure expenses related to the Bridge acquisition of $7.8 million and $8.0 million for three and six months ended June 30, 2015, respectively, have been included in non-interest expense, of which, approximately $0.6 million are acquisition related costs as defined by ASC 805. The acquisition was accounted for under the acquisition method of accounting in accordance with ASC 805. Assets purchased and liabilities assumed were recorded at their respective acquisition date estimated fair values. The fair values of assets acquired and liabilities assumed are subject to adjustment during the first twelve months after the acquisition date if additional information becomes available to indicate a more accurate or appropriate value for an asset or liability. As the acquisition was completed at quarter end, the fair values of substantially all of the net assets are considered preliminary.
The Company merged Bridge Bank into WAB effective June 30, 2015, creating combined assets for the resulting bank of $13.47 billion and deposits of $11.41 billion. The recognized amounts of identifiable assets acquired and liabilities assumed are as follows:

June 30, 2015
(in thousands)
Assets:
Cash and cash equivalents (1)	$378,966
Investment securities - AFS	61,349
Investments in restricted stock	7,015
Loans	1,447,135
Premises and equipment	1,931
Other assets acquired through foreclosure	1,550
Bank owned life insurance	17,385
Investment in LIHTC	5,648
Intangible assets	14,997
Deferred tax assets, net	14,261
Other assets	19,656
Total assets	$1,969,893
Liabilities:
Deposits	$1,742,031
Qualifying debt	11,287
Other liabilities	8,633
Total liabilities	1,761,951
Net assets acquired	$207,942
Consideration paid
Common stock (12,451,240 shares at $33.76 per share)	$420,354
Fair value of equity awards related to pre-combination vesting	10,676
Cash	36,539
Fair value of total consideration	467,569
Goodwill	$259,627

(1)
Cash and cash equivalents is net of a $6.2 million payment made by Bridge related to the cash out of vested, unexercised stock options at the date of closing. Cash acquired, less cash consideration paid of $36.5 million, resulted in net cash and cash equivalents increasing by $342.4 million following the acquisition.

Loans acquired in the Bridge acquisition consist of loans that are not considered impaired (non-PCI loans) and loans that have shown evidence of credit deterioration since origination (PCI loans) as of the acquisition date. All loans were recorded net of fair value adjustments (interest rate and credit marks), which were determined using discounted contractual cash flow models. The fair value of non-PCI loans acquired totals $1.43 billion, which is net of interest and credit marks of $23.0 million. The fair value of PCI loans totals $12.2 million, which is net of interest and credit marks of $2.1 million. See "Note 4. Loans, Leases and Allowance for Credit Losses" of these Notes to Unaudited Consolidated Financial Statements for additional detail of the acquired loans.
In connection with the Bridge acquisition, the Company acquired intangible assets of $15.0 million, consisting primarily of core deposit intangibles. The core deposit intangible asset balance has been allocated to the Northern California and CBL segments based on their respective core deposit balances at June 30, 2015, and is subject to amortization over its estimated useful life of 10 years.
Goodwill in the amount of $259.6 million was recognized as a result of the acquisition, none of which is expected to be deductible for income tax purposes. Goodwill has been allocated to the newly formed Northern California and CBL segments based on their proportionate loan and deposit balances as of June 30, 2015. Management believes this methodology allocates goodwill to the reporting units in a manner consistent with the expected synergies of the combination.
Qualifying debt assumed from Bridge is comprised of junior subordinated debt with a contractual balance of $17.5 million and is recorded net of a $6.2 million fair value mark that will be amortized over the remaining life of the trusts. See "Note 7. Qualifying Debt" of these Notes to Unaudited Consolidated Financial Statements for further detail and discussion of the debt.
In connection with the acquisition, the Company assumed Bridge's SERP, an unfunded noncontributory defined benefit pension plan. The SERP provides retirement benefits to certain Bridge executives based on years of service and final average salary. Pursuant to the terms of the SERP agreements, if the executive officer's service is terminated by Bridge or by the executive officer for "good reason" (as defined in the SERP agreements) within 24 months following a change in control, such as the Bridge acquisition, the executive officer is entitled to full vesting of the normal benefit under the SERP agreement, and such SERP benefits will be made in installment payments commencing on the first business day of January of the year following the executive officer's attainment of age 55 or, if the executive officer is already age 55 as of such termination of employment, on the first business day of January of the year following the executive officer's termination of employment. As of June 30, 2015, a $7.1 million liability included in other liabilities was recorded in the Company's Consolidated Balance Sheet related to the SERP. A discount rate of 5.75% and a 4.00% employee compensation rate increase were used in determining the SERP liability as of June 30, 2015.
The following table presents pro forma information as if the Bridge acquisition was completed on January 1, 2014. The pro forma information includes adjustments for interest income on loans and securities acquired, amortization of intangibles arising from the transaction and interest expense on deposits acquired. The pro forma information is not necessarily indicative of the results of operations as they would have been had the transactions been effected on the assumed dates.

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in thousands, except per share amounts)
Interest income	$139,080	$121,744	$271,502	$239,072
Non-interest income	1,840	9,578	11,047	16,882
Net income available to common stockholders (1)	45,607	39,452	90,372	73,901
Earnings per share - basic	$0.45	$0.40	$0.89	$0.74
Earnings per share - diluted	$0.44	$0.39	$0.88	$0.73

(1)
Excludes acquisition / restructure related costs incurred by the Company of $7.8 million and $8.0 million for the three and six months ended June 30, 2015, respectively, and acquisition / restructure related costs incurred by Bridge of $5.6 million and $6.8 million for the three and six months ended June 30, 2015, respectively, and related tax effects.

PartnersFirst Discontinued Operations
The Company discontinued its affinity credit card business and presented these activities as discontinued operations. During the second quarter 2014, the Company shut down its remaining affinity credit card operations. Therefore, no additional discontinued operations have been reported.
The following table summarizes the operating results of the discontinued operations for the three and six months ended June 30, 2014:

	Three Months Ended June 30, 2014	Six Months Ended June 30, 2014
	(in thousands)
Operating revenue	$(214)	$(358)
Non-interest expenses	(511)	(1,369)
Loss before income taxes	(725)	(1,727)
Income tax benefit	(221)	(569)
Net loss	$(504)	$(1,158)
3. INVESTMENT SECURITIES
The carrying amounts and fair values of investment securities at June 30, 2015 and December 31, 2014 are summarized as follows:

	June 30, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
	(in thousands)
Available-for-sale
Collateralized debt obligations	$50	$10,754	$—	$10,804
Commercial MBS issued by GSEs	13,145	64	—	13,209
Corporate debt securities	13,097	568	—	13,665
CRA investments	32,599	—	(62)	32,537
Municipal obligations	281,895	10,889	(371)	292,413
Preferred stock	82,888	1,935	(1,772)	83,051
Private label commercial MBS	4,908	71	—	4,979
Private label residential MBS	102,760	250	(939)	102,071
Residential MBS issued by GSEs	861,681	11,297	(1,621)	871,357
Trust preferred securities	32,000	—	(6,352)	25,648
U.S. government sponsored agency securities	24,906	—	(297)	24,609
U.S. treasury securities	3,891	—	—	3,891
Total AFS securities	$1,453,820	$35,828	$(11,414)	$1,478,234

Securities measured at fair value
Residential MBS issued by GSEs				$1,701

	December 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Available-for-sale
Collateralized debt obligations	$50	$11,395	$—	$11,445
Commercial MBS issued by GSEs	2,047	100	—	2,147
Corporate debt securities	52,773	717	(1,001)	52,489
CRA investments	24,302	30	—	24,332
Municipal obligations	285,398	13,688	(49)	299,037
Mutual funds	37,449	500	(247)	37,702
Preferred stock	83,192	2,099	(2,679)	82,612
Private label commercial MBS	5,017	132	—	5,149
Private label residential MBS	70,985	379	(1,121)	70,243
Residential MBS issued by GSEs	881,734	11,440	(1,985)	891,189
Trust preferred securities	32,000	—	(6,454)	25,546
U.S. government-sponsored agency securities	18,701	—	(355)	18,346
Total AFS securities	$1,493,648	$40,480	$(13,891)	$1,520,237

Securities measured at fair value
Residential MBS issued by GSEs				$1,858
For additional information on the fair value changes of the securities measured at fair value, see the trading securities table in "Note 14. Fair Value Accounting" of these Notes to Unaudited Consolidated Financial Statements.
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
For debt securities, for the purpose of an OTTI analysis, the Company also considers the cause of the price decline (general level of interest rates and industry and issuer-specific factors), the issuer’s financial condition, near-term prospects, and current ability to make future payments in a timely manner, as well as the issuer’s ability to service debt, and any change in agencies’ ratings at the evaluation date from the acquisition date and any likely imminent action. For ARPS with a fair value below cost that is not attributable to the credit deterioration of the issuer, such as a decline in cash flows from the security or a downgrade in the security’s rating below investment grade, a loss is recorded in other comprehensive income rather than earnings when the Company determines that it has the intent and ability to retain its investment for a period of time sufficient to allow for any anticipated recovery in fair value.
The Company has reviewed securities for which there is an unrealized loss in accordance with its accounting policy for OTTI described above and determined that there were no impairment charges for the three and six months ended June 30, 2015 and 2014. The Company does not consider any securities to be other-than-temporarily impaired as of June 30, 2015 and December 31, 2014. No assurance can be made that OTTI will not occur in future periods.

Information pertaining to securities with gross unrealized losses at June 30, 2015 and December 31, 2014, aggregated by investment category and length of time that individual securities have been in a continuous loss position follows:

	June 30, 2015
	Less Than Twelve Months		More Than Twelve Months		Total
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(in thousands)
Available-for-sale
CRA investments	$62	$24,446	$—	$—	$62	$24,446
Municipal obligations	371	20,722	—	—	371	20,722
Preferred stock	513	16,791	1,259	17,798	1,772	34,589
Private label residential MBS	365	31,789	574	22,920	939	54,709
Residential MBS issued by GSEs	655	116,929	966	43,114	1,621	160,043
Trust preferred securities	—	—	6,352	25,648	6,352	25,648
U.S. government sponsored agency securities	—	—	297	18,403	297	18,403
Total AFS securities	$1,966	$210,677	$9,448	$127,883	$11,414	$338,560

	December 31, 2014
	Less Than Twelve Months		More Than Twelve Months		Total
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(in thousands)
Available-for-sale
Corporate debt securities	$139	$9,860	$862	$29,139	$1,001	$38,999
Municipal obligations	—	—	49	4,430	49	4,430
Mutual funds	247	25,855	—	—	247	25,855
Preferred stock	232	13,811	2,447	28,109	2,679	41,920
Private label residential MBS	157	24,056	964	26,614	1,121	50,670
Residential MBS issued by GSEs	227	49,217	1,758	97,296	1,985	146,513
Trust preferred securities	—	—	6,454	25,546	6,454	25,546
U.S. government sponsored agency securities	—	—	355	18,346	355	18,346
Total AFS securities	$1,002	$122,799	$12,889	$229,480	$13,891	$352,279
At June 30, 2015 and December 31, 2014, the Company’s unrealized losses relate primarily to interest rate fluctuations, credit spread widening, and reduced liquidity in applicable markets. The total number of securities in an unrealized loss position at June 30, 2015 was 105, compared to 109 at December 31, 2014. In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and industry analysis reports. Since material downgrades have not occurred and management does not intend to sell the debt securities in an unrealized loss position in the foreseeable future, none of the securities described in the above table or in this paragraph were deemed to be OTTI.
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

The amortized cost and fair value of securities as of June 30, 2015, by contractual maturities, are shown below. MBS are shown separately as individual MBS are comprised of pools of loans with varying maturities. Therefore, these securities are listed separately in the maturity summary.

	June 30, 2015
	Amortized Cost	Estimated Fair Value
	(in thousands)
Available-for-sale
Due in one year or less	$45,871	$45,989
After one year through five years	68,992	71,415
After five years through ten years	102,814	105,800
After ten years	253,649	263,414
Mortgage-backed securities	982,494	991,616
Total AFS securities	$1,453,820	$1,478,234
The following tables summarize the carrying amount of the Company’s investment ratings position as of June 30, 2015 and December 31, 2014:

	June 30, 2015
	AAA	Split-rated AAA/AA+	AA+ to AA-	A+ to A-	BBB+ to BBB-	BB+ and below	Unrated	Totals
	(in thousands)
Available-for-sale
Collateralized debt obligations	$—	$—	$—	$—	$—	$10,804	$—	$10,804
Commercial MBS issued by GSEs	—	13,209	—	—	—	—	—	13,209
Corporate debt securities	—	—	2,748	10,591	—	—	326	13,665
CRA investments	—	—	—	—	—	—	32,537	32,537
Municipal obligations	9,284	—	145,706	131,055	6,183	185	—	292,413
Preferred stock	—	—	—	—	55,223	18,062	9,766	83,051
Private label commercial MBS	4,979	—	—	—	—	—	—	4,979
Private label residential MBS	70,856	—	181	11,434	15,969	3,488	143	102,071
Residential MBS issued by GSEs	—	871,357	—	—	—	—	—	871,357
Trust preferred securities	—	—	—	—	25,648	—	—	25,648
U.S. government sponsored agency securities	—	24,609	—	—	—	—	—	24,609
U.S. treasury securities	—	3,891	—	—	—	—	—	3,891
Total AFS securities (1)	$85,119	$913,066	$148,635	$153,080	$103,023	$32,539	$42,772	$1,478,234

Securities measured at fair value
Residential MBS issued by GSEs	$—	$1,701	$—	$—	$—	$—	$—	$1,701

(1)	The Company uses the average credit rating of the combination of S&P, Moody’s, and Fitch, where ratings differ.

	December 31, 2014
	AAA	Split-rated AAA/AA+	AA+ to AA-	A+ to A-	BBB+ to BBB-	BB+ and below	Unrated	Totals
	(in thousands)
Available-for-sale
Collateralized debt obligations	$—	$—	$—	$—	$—	$11,445	$—	$11,445
Commercial MBS issued by GSEs	—	2,147	—	—	—	—	—	2,147
Corporate debt securities	—	—	2,759	5,570	44,160	—	—	52,489
CRA investments	—	—	—	—	—	—	24,332	24,332
Municipal obligations	8,168	—	138,256	146,155	6,263	195	—	299,037
Mutual funds (2)	—	—	—	—	37,702	—	—	37,702
Preferred stock	—	—	—	—	54,585	17,632	10,395	82,612
Private label commercial MBS	5,149	—	—	—	—	—	—	5,149
Private label residential MBS	59,944	—	68	3,439	3,595	3,197	—	70,243
Residential MBS issued by GSEs	—	891,189	—	—	—	—	—	891,189
Trust preferred securities	—	—	—	—	25,546	—	—	25,546
U.S. government sponsored agency securities	—	18,346	—	—	—	—	—	18,346
Total AFS securities (1)	$73,261	$911,682	$141,083	$155,164	$171,851	$32,469	$34,727	$1,520,237

Securities measured at fair value
Residential MBS issued by GSEs	$—	$1,858	$—	$—	$—	$—	$—	$1,858

(1)	The Company uses the average credit rating of the combination of S&P, Moody’s, and Fitch, where ratings differ.

(2)	At least 80% of mutual funds are investment grade corporate debt securities.
Securities with carrying amounts of approximately $658.8 million and $755.5 million at June 30, 2015 and December 31, 2014, respectively, were pledged for various purposes as required or permitted by law.
The following table presents gross gains and losses on sales of investment securities:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in thousands)
Gross gains	$55	$—	$1,103	$366
Gross losses	—	(163)	(459)	(163)
Net gains on sales of investment securities	$55	$(163)	$644	$203

4. LOANS, LEASES AND ALLOWANCE FOR CREDIT LOSSES
The composition of the Company’s loan portfolio is as follows:

	June 30, 2015	December 31, 2014
	(in thousands)
Loans, held for investment
Commercial and industrial	$4,576,303	$3,326,708
Commercial real estate - non-owner occupied	2,195,018	2,052,566
Commercial real estate - owner occupied	2,019,280	1,732,888
Construction and land development	1,002,698	748,053
Residential real estate	320,591	299,402
Commercial leases	183,378	205,639
Consumer	23,953	33,009
Loans, net of deferred loan fees and costs	10,321,221	8,398,265
Allowance for credit losses	(115,056)	(110,216)
Total loans HFI	$10,206,165	$8,288,049
Net deferred loan fees and costs as of June 30, 2015 and December 31, 2014 total $14.0 million and $12.5 million, respectively. Net unamortized discounts on loans total $8.1 million and $7.5 million as of June 30, 2015 and December 31, 2014, respectively.
As of June 30, 2015, the Company also has $39.4 million of HFS loans.
The following table presents the contractual aging of the recorded investment in past due loans held for investment by class of loans:

	June 30, 2015
	Current	30-59 Days Past Due	60-89 Days Past Due	Over 90 days Past Due	Total Past Due	Total
	(in thousands)
Commercial real estate
Owner occupied	$2,018,462	$343	$—	$475	$818	$2,019,280
Non-owner occupied	2,000,579	181	—	3,626	3,807	2,004,386
Multi-family	190,207	—	—	425	425	190,632
Commercial and industrial
Commercial	4,566,978	1,692	1,239	6,394	9,325	4,576,303
Leases	183,378	—	—	—	—	183,378
Construction and land development
Construction	597,059	—	—	—	—	597,059
Land	404,356	—	—	1,283	1,283	405,639
Residential real estate	310,628	169	151	9,643	9,963	320,591
Consumer	23,515	13	219	206	438	23,953
Total loans	$10,295,162	$2,398	$1,609	$22,052	$26,059	$10,321,221

	December 31, 2014
	Current	30-59 Days Past Due	60-89 Days Past Due	Over 90 days Past Due	Total Past Due	Total
	(in thousands)
Commercial real estate
Owner occupied	$1,730,164	$1,406	$180	$1,138	$2,724	$1,732,888
Non-owner occupied	1,855,454	2,389	3,361	8,737	14,487	1,869,941
Multi-family	182,180	—	445	—	445	182,625
Commercial and industrial
Commercial	3,324,132	1,523	15	1,038	2,576	3,326,708
Leases	205,639	—	—	—	—	205,639
Construction and land development
Construction	388,399	—	—	—	—	388,399
Land	356,209	—	2,640	805	3,445	359,654
Residential real estate	292,065	2,347	205	4,785	7,337	299,402
Consumer	32,540	177	21	271	469	33,009
Total loans	$8,366,782	$7,842	$6,867	$16,774	$31,483	$8,398,265
The following table presents the recorded investment in non-accrual loans and loans past due ninety days or more and still accruing interest by class of loans:

	June 30, 2015				December 31, 2014
	Non-accrual loans			Loans past due 90 days or more and still accruing	Non-accrual loans			Loans past due 90 days or more and still accruing
	Current	Past Due/ Delinquent	Total Non-accrual		Current	Past Due/ Delinquent	Total Non-accrual
	(in thousands)
Commercial real estate
Owner occupied	$10,090	$—	$10,090	$474	$13,630	$—	$13,630	$1,138
Non-owner occupied	26,756	2,769	29,525	858	30,226	8,601	38,827	2,171
Multi-family	—	—	—	425	—	—	—	—
Commercial and industrial
Commercial	809	2,241	3,050	4,153	2,621	496	3,117	703
Leases	3,930	—	3,930	—	373	—	373	—
Construction and land development
Construction	—	—	—	—	—	—	—	—
Land	2,516	—	2,516	1,283	2,686	2,640	5,326	805
Residential real estate	1,556	8,561	10,117	1,082	1,332	4,841	6,173	232
Consumer	—	197	197	9	25	188	213	83
Total	$45,657	$13,768	$59,425	$8,284	$50,893	$16,766	$67,659	$5,132
The reduction in interest income associated with loans on non-accrual status was approximately $0.7 million and $0.8 million for the three months ended June 30, 2015 and 2014, respectively, and $1.4 million and $1.8 million for the six months ended June 30, 2015 and 2014, respectively.
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

The following tables present gross loans by risk rating:

	June 30, 2015
	Pass	Special Mention	Substandard	Doubtful	Loss	Total
	(in thousands)
Commercial real estate
Owner occupied	$1,957,152	$33,347	$28,071	$710	$—	$2,019,280
Non-owner occupied	1,932,983	20,676	50,727	—	—	2,004,386
Multi-family	188,894	—	1,738	—	—	190,632
Commercial and industrial
Commercial	4,473,382	66,656	36,265	—	—	4,576,303
Leases	173,634	5,793	3,951	—	—	183,378
Construction and land development
Construction	594,752	2,307	—	—	—	597,059
Land	385,659	374	19,606	—	—	405,639
Residential real estate	299,941	2,288	18,362	—	—	320,591
Consumer	23,318	377	258	—	—	23,953
Total	$10,029,715	$131,818	$158,978	$710	$—	$10,321,221

	June 30, 2015
	Pass	Special Mention	Substandard	Doubtful	Loss	Total
	(in thousands)
Current (up to 29 days past due)	$10,027,949	$129,876	$136,627	$710	$—	$10,295,162
Past due 30 - 59 days	1,330	769	299	—	—	2,398
Past due 60 - 89 days	436	1,173	—	—	—	1,609
Past due 90 days or more	—	—	22,052	—	—	22,052
Total	$10,029,715	$131,818	$158,978	$710	$—	$10,321,221

	December 31, 2014
	Pass	Special Mention	Substandard	Doubtful	Loss	Total
	(in thousands)
Commercial real estate
Owner occupied	$1,664,270	$28,072	$39,222	$1,324	$—	$1,732,888
Non-owner occupied	1,771,138	35,752	62,611	440	—	1,869,941
Multi-family	182,180	—	445	—	—	182,625
Commercial and industrial
Commercial	3,295,027	14,380	17,146	155	—	3,326,708
Leases	202,772	2,494	373	—	—	205,639
Construction and land development
Construction	383,677	4,241	481	—	—	388,399
Land	328,278	10,289	21,087	—	—	359,654
Residential real estate	284,052	2,044	13,306	—	—	299,402
Consumer	32,419	233	357	—	—	33,009
Total	$8,143,813	$97,505	$155,028	$1,919	$—	$8,398,265

	December 31, 2014
	Pass	Special Mention	Substandard	Doubtful	Loss	Total
	(in thousands)
Current (up to 29 days past due)	$8,140,140	$95,091	$129,787	$1,764	$—	$8,366,782
Past due 30 - 59 days	2,771	198	4,718	155	—	7,842
Past due 60 - 89 days	385	37	6,445	—	—	6,867
Past due 90 days or more	517	2,179	14,078	—	—	16,774
Total	$8,143,813	$97,505	$155,028	$1,919	$—	$8,398,265
The table below reflects the recorded investment in loans classified as impaired:

	June 30, 2015	December 31, 2014
	(in thousands)
Impaired loans with a specific valuation allowance under ASC 310 (1)	$106,369	$124,928
Impaired loans without a specific valuation allowance under ASC 310 (2)	44,780	41,822
Total impaired loans	$151,149	$166,750
Valuation allowance related to impaired loans (3)	$(7,157)	$(10,765)

(1)	Includes TDR loans with a specific valuation allowance under ASC 310 of $92.7 million and $103.3 million at June 30, 2015 and December 31, 2014, respectively.

(2)	Includes TDR loans without a specific valuation allowance under ASC 310 of $30.1 million and $35.0 million at June 30, 2015 and December 31, 2014, respectively.

(3)	Includes valuation allowance related to TDR loans of $5.6 million and $8.9 million at June 30, 2015 and December 31, 2014, respectively.
The following table presents impaired loans by class:

	June 30, 2015	December 31, 2014
	(in thousands)
Commercial real estate
Owner occupied	$34,336	$44,893
Non-owner occupied	59,025	66,324
Multi-family	—	—
Commercial and industrial
Commercial	11,806	13,749
Leases	3,930	373
Construction and land development
Construction	—	—
Land	19,117	21,748
Residential real estate	22,611	19,300
Consumer	324	363
Total	$151,149	$166,750
A valuation allowance is established for an impaired loan when the fair value of the loan is less than the recorded investment. In certain cases, portions of impaired loans are charged-off to realizable value instead of establishing a valuation allowance and are included, when applicable in the table above as “Impaired loans without a specific valuation allowance under ASC 310.” However, before concluding that an impaired loan needs no associated valuation allowance, an assessment is made to consider all available and relevant information for the method used to evaluate impairment and the type of loan being assessed. The valuation allowance disclosed above is included in the allowance for credit losses reported in the Consolidated Balance Sheets as of June 30, 2015 and December 31, 2014.

The following table presents the average investment in impaired loans and income recognized on impaired loans:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in thousands)
Average balance on impaired loans	$155,943	$167,326	$159,186	$170,010
Interest income recognized on impaired loans	1,126	1,435	2,310	2,821
Interest recognized on non-accrual loans, cash basis	548	566	1,201	1,172
The following table presents average investment in impaired loans by loan class:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in thousands)
Commercial real estate
Owner occupied	$38,750	$34,341	$40,839	$35,545
Non-owner occupied	59,873	68,725	62,636	69,382
Multi-family	—	—	—	—
Commercial and industrial
Commercial	12,401	15,438	12,835	15,510
Leases	4,879	419	2,618	429
Construction and land development
Construction	—	—	—	—
Land	19,834	20,291	20,523	21,438
Residential real estate	19,838	27,607	19,375	27,203
Consumer	368	505	360	503
Total	$155,943	$167,326	$159,186	$170,010
The average investment in TDR loans included in the average investment in impaired loans table above for the three months ended June 30, 2015 and 2014 was $121.2 million and $123.6 million, respectively, and $123.6 million and $126.6 million for the six months ended June 30, 2015 and 2014, respectively.
The following table presents interest income on impaired loans by class:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in thousands)
Commercial real estate
Owner occupied	$406	$374	$827	$765
Non-owner occupied	360	402	690	775
Multi-family	—	—	—	—
Commercial and industrial
Commercial	60	184	139	377
Leases	—	—	—	—
Construction and land development
Construction	—	—	—	—
Land	197	295	392	556
Residential real estate	102	160	259	317
Consumer	1	20	3	31
Total	$1,126	$1,435	$2,310	$2,821
The Company is not committed to lend significant additional funds on these impaired loans.

The following table summarizes nonperforming assets:

	June 30, 2015	December 31, 2014
	(in thousands)
Non-accrual loans (1)	$59,425	$67,659
Loans past due 90 days or more on accrual status	8,284	5,132
Troubled debt restructured loans (2)	80,192	84,720
Total nonperforming loans	147,901	157,511
Other assets acquired through foreclosure, net	59,335	57,150
Total nonperforming assets	$207,236	$214,661

(1)	Includes non-accrual TDR loans of $42.6 million and $53.6 million at June 30, 2015 and December 31, 2014, respectively.

(2)	Includes accruing TDR loans only.
Loans Acquired in Bridge Acquisition
The following table presents information regarding the contractually required principal payments receivable, cash flows expected to be collected, and the preliminary estimated fair value of loans acquired in the Bridge acquisition, as of June 30, 2015, the closing date of the transaction:

	June 30, 2015
	Commercial and Industrial	Commercial Real Estate	Construction and Land Development	Residential Real Estate	Consumer	Total
	(in thousands)
Contractually required principal payments:
Loans with credit deterioration since origination	$10,229	$1,625	$—	$2,455	$—	$14,309
Purchased non-credit impaired loans	1,098,965	235,206	99,025	23,797	938	1,457,931
Total loans acquired	1,109,194	236,831	99,025	26,252	938	1,472,240
Cash flows expected to be collected:
Loans with credit deterioration since origination	9,613	1,496	—	2,087	—	13,196
Purchased non-credit impaired loans	1,170,869	302,186	102,018	26,865	1,169	1,603,107
Total loans acquired	1,180,482	303,682	102,018	28,952	1,169	1,616,303
Fair value of loans acquired:
Loans with credit deterioration since origination	8,619	1,480	—	2,075	—	12,174
Purchased non-credit impaired loans	1,082,413	229,470	99,078	23,069	931	1,434,961
Total loans acquired	$1,091,032	$230,950	$99,078	$25,144	$931	$1,447,135

Loans Acquired with Deteriorated Credit Quality
Changes in the accretable yield for loans acquired with deteriorated credit quality in the Centennial, Western Liberty, and Bridge acquisitions are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in thousands)
Balance, at beginning of period	$17,956	$26,831	$19,156	$28,164
Additions due to acquisition of Bridge	857	—	857	—
Reclassifications from non-accretable to accretable yield (1)	265	1,564	695	3,030
Accretion to interest income	(1,012)	(1,798)	(2,090)	(4,202)
Reversal of fair value adjustments upon disposition of loans	(876)	(3,414)	(1,428)	(3,809)
Balance, at end of period	$17,190	$23,183	$17,190	$23,183

(1)	The primary drivers of reclassification from non-accretable to accretable yield resulted from changes in estimated cash flows.
Allowance for Credit Losses
The following table summarizes the changes in the allowance for credit losses by portfolio type:

	Three Months Ended June 30,
	Construction and Land Development	Commercial Real Estate	Residential Real Estate	Commercial and Industrial	Consumer	Total
	(in thousands)
2015
Beginning Balance	$17,999	$28,111	$6,666	$58,651	$671	$112,098
Charge-offs	—	—	(218)	(1,771)	(53)	(2,042)
Recoveries	1,373	1,738	1,184	681	24	5,000
Provision	165	(903)	(1,233)	2,028	(57)	—
Ending balance	$19,537	$28,946	$6,399	$59,589	$585	$115,056
2014
Beginning Balance	$16,700	$34,853	$11,297	$39,493	$1,556	$103,899
Charge-offs	(78)	(330)	(523)	(1,038)	(5)	(1,974)
Recoveries	498	1,248	314	1,254	191	3,505
Provision	(247)	(1,422)	(861)	3,152	(115)	507
Ending balance	$16,873	$34,349	$10,227	$42,861	$1,627	$105,937

	Six Months Ended June 30,
	Construction and Land Development	Commercial Real Estate	Residential Real Estate	Commercial and Industrial	Consumer	Total
	(in thousands)
2015
Beginning Balance	$18,558	$28,783	$7,456	$54,566	$853	$110,216
Charge-offs	—	—	(618)	(2,164)	(107)	(2,889)
Recoveries	1,530	2,121	1,717	1,597	64	7,029
Provision	(551)	(1,958)	(2,156)	5,590	(225)	700
Ending balance	$19,537	$28,946	$6,399	$59,589	$585	$115,056
2014
Beginning Balance	$14,519	$32,064	$11,640	$39,657	$2,170	$100,050
Charge-offs	(78)	(501)	(929)	(2,516)	(17)	(4,041)
Recoveries	709	1,808	867	2,176	361	5,921
Provision	1,723	978	(1,351)	3,544	(887)	4,007
Ending balance	$16,873	$34,349	$10,227	$42,861	$1,627	$105,937

The following table presents impairment method information related to loans and allowance for credit losses by loan portfolio segment:

	Commercial Real Estate-Owner Occupied	Commercial Real Estate-Non-Owner Occupied	Commercial and Industrial	Residential Real Estate	Construction and Land Development	Commercial Leases	Consumer	Total Loans
	(in thousands)
Loans as of June 30, 2015:
Recorded Investment:
Impaired loans with an allowance recorded	$19,274	$43,135	$11,805	$13,477	$18,542	$10	$126	$106,369
Impaired loans with no allowance recorded	15,062	15,889	2	9,134	576	3,920	197	44,780
Total loans individually evaluated for impairment	34,336	59,024	11,807	22,611	19,118	3,930	323	151,149
Loans collectively evaluated for impairment	1,967,622	2,068,457	4,555,653	293,200	983,580	179,448	23,630	10,071,590
Loans acquired with deteriorated credit quality	17,322	67,537	8,843	4,780	—	—	—	98,482
Total recorded investment	$2,019,280	$2,195,018	$4,576,303	$320,591	$1,002,698	$183,378	$23,953	$10,321,221
Unpaid Principal Balance
Impaired loans with an allowance recorded	$21,847	$43,929	$12,235	$17,196	$18,659	$10	$139	$114,015
Impaired loans with no allowance recorded	15,349	15,954	2	10,026	765	4,071	197	46,364
Total loans individually evaluated for impairment	37,196	59,883	12,237	27,222	19,424	4,081	336	160,379
Loans collectively evaluated for impairment	1,967,622	2,068,457	4,555,653	293,200	983,580	179,448	23,630	10,071,590
Loans acquired with deteriorated credit quality	23,124	95,187	11,151	5,852	—	—	—	135,314
Total unpaid principal balance	$2,027,942	$2,223,527	$4,579,041	$326,274	$1,003,004	$183,529	$23,966	$10,367,283
Related Allowance for Credit Losses
Impaired loans with an allowance recorded	$1,330	$2,004	$1,685	$717	$1,416	$1	$4	$7,157
Impaired loans with no allowance recorded	—	—	—	—	—	—	—	—
Total loans individually evaluated for impairment	1,330	2,004	1,685	717	1,416	1	4	7,157
Loans collectively evaluated for impairment	11,684	13,891	55,363	5,682	18,121	2,540	581	107,862
Loans acquired with deteriorated credit quality	—	37	—	—	—	—	—	37
Total allowance for credit losses	$13,014	$15,932	$57,048	$6,399	$19,537	$2,541	$585	$115,056

	Commercial Real Estate-Owner Occupied	Commercial Real Estate-Non-Owner Occupied	Commercial and Industrial	Residential Real Estate	Construction and Land Development	Commercial Leases	Consumer	Total Loans
	(in thousands)
Loans as of December 31, 2014:
Recorded Investment:
Impaired loans with an allowance recorded	$28,024	$44,937	$11,399	$19,300	$21,052	$41	$175	$124,928
Impaired loans with no allowance recorded	16,869	21,387	2,350	—	696	332	188	41,822
Total loans individually evaluated for impairment	44,893	66,324	13,749	19,300	21,748	373	363	166,750
Loans collectively evaluated for impairment	1,670,083	1,910,420	3,312,629	277,692	726,305	205,266	32,646	8,135,041
Loans acquired with deteriorated credit quality	17,912	75,822	330	2,410	—	—	—	96,474
Total recorded investment	$1,732,888	$2,052,566	$3,326,708	$299,402	$748,053	$205,639	$33,009	$8,398,265
Unpaid Principal Balance
Impaired loans with an allowance recorded	$31,292	$45,853	$11,829	$24,420	$21,169	$41	$187	$134,791
Impaired loans with no allowance recorded	17,010	21,550	4,104	—	885	483	188	44,220
Total loans individually evaluated for impairment	48,302	67,403	15,933	24,420	22,054	524	375	179,011
Loans collectively evaluated for impairment	1,670,083	1,910,420	3,312,629	277,692	726,305	205,266	32,646	8,135,041
Loans acquired with deteriorated credit quality	24,273	108,935	1,150	3,439	—	—	—	137,797
Total unpaid principal balance	$1,742,658	$2,086,758	$3,329,712	$305,551	$748,359	$205,790	$33,021	$8,451,849
Related Allowance for Credit Losses
Impaired loans with an allowance recorded	$2,082	$2,537	$1,926	$1,052	$3,112	$39	$17	$10,765
Impaired loans with no allowance recorded	—	—	—	—	—	—	—	—
Total loans individually evaluated for impairment	2,082	2,537	1,926	1,052	3,112	39	17	10,765
Loans collectively evaluated for impairment	10,198	13,734	49,809	6,404	15,446	2,761	836	99,188
Loans acquired with deteriorated credit quality	174	58	31	—	—	—	—	263
Total allowance for credit losses	$12,454	$16,329	$51,766	$7,456	$18,558	$2,800	$853	$110,216
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

The following table presents information on the financial effects of TDR loans by class for the three and six months ended June 30, 2015 and 2014:

Three Months Ended June 30, 2015
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Forgiven Principal Balance	Lost Interest Income	Post-Modification Outstanding Recorded Investment	Waived Fees and Other Expenses
(dollars in thousands)
Commercial real estate
Owner occupied	—	$—	$—	$—	$—	$—
Non-owner occupied	—	—	—	—	—	—
Multi-family	—	—	—	—	—	—
Commercial and industrial
Commercial	1	256	—	—	256	—
Leases	—	—	—	—	—	—
Construction and land development
Construction	—	—	—	—	—	—
Land	—	—	—	—	—	—
Residential real estate	—	—	—	—	—	—
Consumer	—	—	—	—	—	—
Total	1	$256	$—	$—	$256	$—

Six Months Ended June 30, 2015
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Forgiven Principal Balance	Lost Interest Income	Post-Modification Outstanding Recorded Investment	Waived Fees and Other Expenses
(dollars in thousands)
Commercial real estate
Owner occupied	—	$—	$—	$—	$—	$—
Non-owner occupied	—	—	—	—	—	—
Multi-family	—	—	—	—	—	—
Commercial and industrial		—
Commercial	1	256	—	—	256	—
Leases	—	—	—	—	—	—
Construction and land development		—
Construction	—	—	—	—	—	—
Land	—	—	—	—	—	—
Residential real estate	—	—	—	—	—	—
Consumer	—	—	—	—	—	—
Total	1	$256	$—	$—	$256	$—

	Three Months Ended June 30, 2014
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Forgiven Principal Balance	Lost Interest Income	Post-Modification Outstanding Recorded Investment	Waived Fees and Other Expenses
	(dollars in thousands)
Commercial real estate
Owner occupied	—	$—	$—	$—	$—	$—
Non-owner occupied	1	13,423	—	—	13,423	8
Multi-family	—	—	—	—	—	—
Commercial and industrial
Commercial	1	966	—	—	966	1
Leases	—	—	—	—	—	—
Construction and land development
Construction	—	—	—	—	—	—
Land	—	—	—	—	—	—
Residential real estate	2	897	281	33	583	7
Consumer	—	—	—	—	—	—
Total	4	$15,286	$281	$33	$14,972	$16

	Six Months Ended June 30, 2014
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Forgiven Principal Balance	Lost Interest Income	Post-Modification Outstanding Recorded Investment	Waived Fees and Other Expenses
	(dollars in thousands)
Commercial real estate
Owner occupied	1	$798	$378	$117	$303	$33
Non-owner occupied	1	13,423	—	—	13,423	8
Multi-family	—	—	—	—	—	—
Commercial and industrial
Commercial	2	1,029	—	—	1,029	4
Leases	—	—	—	—	—	—
Construction and land development
Construction	—	—	—	—	—	—
Land	—	—	—	—	—	—
Residential real estate	3	1,302	447	70	785	7
Consumer	—	—	—	—	—	—
Total	7	$16,552	$825	$187	$15,540	$52

The following table presents TDR loans by class for which there was a payment default during the period:

	Three Months Ended June 30,
	2015		2014
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
	(dollars in thousands)
Commercial real estate
Owner occupied	—	$—	1	$92
Non-owner occupied	—	—	—	—
Multi-family	—	—	—	—
Commercial and industrial
Commercial	—	—	2	306
Leases	—	—	—	—
Construction and land development
Construction	—	—	—	—
Land	—	—	—	—
Residential real estate	1	202	—	—
Consumer	—	—	—	—
Total	1	$202	3	$398

	Six Months Ended June 30,
	2015		2014
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
	(dollars in thousands)
Commercial real estate
Owner occupied	—	$—	2	$395
Non-owner occupied	—	—	—	—
Multi-family	—	—	—	—
Commercial and industrial
Commercial	—	—	3	369
Leases	—	—	—	—
Construction and land development
Construction	1	137	—	—
Land	—	—	—	—
Residential real estate	1	202	1	202
Consumer	—	—	—	—
Total	2	$339	6	$966
A TDR loan is deemed to have a payment default when it becomes past due 90 days, goes on non-accrual, or is restructured again. Payment defaults, along with other qualitative indicators, are considered by management in the determination of the allowance for credit losses.
At June 30, 2015, there were no loan commitments outstanding on TDR loans. At December 31, 2014, there was $1.2 million loan commitments outstanding on TDR loans.
Loan Purchases and Sales
For the three months ended June 30, 2015 and 2014, the Company had secondary market loan purchases of $7.7 million and $16.7 million, respectively. For the six months ended June 30, 2015 and 2014, secondary market loan purchases totaled $26.1 million and $32.3 million, respectively. For 2015, these purchased loans consisted of $13.0 million of commercial and industrial loans and $13.1 million of commercial real estate loans. For 2014, these purchased loans consisted of commercial and industrial loans. In addition, the Company periodically acquires newly originated loans at closing through participations or loan syndications.

During the six months ended June 30, 2015, the Company sold loans, which primarily consisted of commercial and industrial loans, with a carrying value of $56.3 million and recognized a gain of $0.3 million on the sale. The Company had no significant loan sales in 2014.
5. OTHER ASSETS ACQUIRED THROUGH FORECLOSURE
The following table represents the changes in other assets acquired through foreclosure:

	Three Months Ended June 30,
	2015
	Gross Balance	Valuation Allowance	Net Balance
	(in thousands)
Balance, beginning of period	$77,968	$(14,209)	$63,759
Additions from acquisition of Bridge	1,550	—	1,550
Transfers to other assets acquired through foreclosure, net	5,739	—	5,739
Proceeds from sale of other real estate owned and repossessed assets, net	(15,415)	2,480	(12,935)
Valuation adjustments, net	—	(718)	(718)
Gains, net (1)	1,940	—	1,940
Balance, end of period	$71,782	$(12,447)	$59,335

	2014
Balance, beginning of period	$72,226	$(15,776)	$56,450
Transfers to other assets acquired through foreclosure, net	4,309	—	4,309
Proceeds from sale of other real estate owned and repossessed assets, net	(1,903)	683	(1,220)
Valuation adjustments, net	—	(258)	(258)
Gains, net (1)	11	—	11
Balance, end of period	$74,643	$(15,351)	$59,292

	Six Months Ended June 30,
	2015
	Gross Balance	Valuation Allowance	Net Balance
	(in thousands)
Balance, beginning of period	$71,421	$(14,271)	$57,150
Additions from acquisition of Bridge	1,550	—	1,550
Transfers to other assets acquired through foreclosure, net	13,459	—	13,459
Proceeds from sale of other real estate owned and repossessed assets, net	(17,703)	3,328	(14,375)
Valuation adjustments, net	—	(1,504)	(1,504)
Gains, net (2)	3,055	—	3,055
Balance, end of period	$71,782	$(12,447)	$59,335

	2014
Balance, beginning of period	$88,421	$(21,702)	$66,719
Transfers to other assets acquired through foreclosure, net	6,419	—	6,419
Proceeds from sale of other real estate owned and repossessed assets, net	(21,376)	6,644	(14,732)
Valuation adjustments, net	—	(293)	(293)
Gains, net (2)	1,179	—	1,179
Balance, end of period	$74,643	$(15,351)	$59,292

(1)	Includes net gains related to initial transfers to other assets of zero during both the three months ended June 30, 2015 and 2014, pursuant to accounting guidance.

(2)	Includes net gains related to initial transfers to other assets of $0.6 million and zero during the six months ended June 30, 2015 and 2014, respectively, pursuant to accounting guidance.

At June 30, 2015 and December 31, 2014, the majority of the Company’s repossessed assets consisted of properties located in Nevada. The Company held 56 properties at June 30, 2015, compared to 67 at December 31, 2014.
6. OTHER BORROWINGS
The following table summarizes the Company’s borrowings as of June 30, 2015 and December 31, 2014:

	June 30, 2015	December 31, 2014
	(in thousands)
Short-Term:
Revolving line of credit	$—	$25,000
FHLB advances	11,051	96,987
Other short-term debt	58,378	58,182
Total short-term borrowings	$69,429	$180,169
Long-Term:
FHLB advances	$—	$210,094
Total long-term borrowings	$—	$210,094
The Company maintains other lines of credit with correspondent banks totaling $70.0 million, of which $25.0 million is secured by pledged securities and $45.0 million is unsecured. As of June 30, 2015, there were no outstanding balances on the Company's lines of credit. At December 31, 2014, the Company had revolving lines of credit with other institutions with outstanding advances totaling $25.0 million, at an interest rate of 1.75%. In addition, the Bank has entered into federal funds credit line agreements with correspondent banks under which it can borrow up to $100.0 million on an unsecured basis. There were no amounts outstanding on these lines of credit as of June 30, 2015 and December 31, 2014. The lending institutions will determine the interest rate charged on funds at the time of the borrowing.
The Company maintains lines of credit with the FHLB and the FRB. The Company’s borrowing capacity is determined based on collateral pledged, generally consisting of investment securities and loans, at the time of the borrowing. At June 30, 2015, there were $11.1 million of FHLB advances classified as short-term with a weighted average interest rate of 1.61%. At December 31, 2014, short-term FHLB advances of $97.0 million had a weighted average interest rate of 1.24%.
The Company also has outstanding 10% Senior Notes of $58.4 million at June 30, 2015, maturing in September 2015. The weighted average interest rate on all short-term debt is 8.67% at June 30, 2015, compared to 4.15% at December 31, 2014.
During the second quarter, the Company paid off $200.0 million of FHLB advances classified as long-term for a loss on extinguishment of $0.1 million. As of December 31, 2014, long-term FHLB advances of $210.1 million had a weighted average interest rate of 1.06%.
As of June 30, 2015 and December 31, 2014, the Company had additional available credit with the FHLB of approximately $1.53 billion and $935.0 million, respectively, and with the FRB of approximately $1.63 billion and $1.15 billion, respectively.

7. QUALIFYING DEBT
Subordinated Debt
On June 29, 2015, the Company issued $150.0 million of subordinated debt, recorded net of debt issuance costs of $1.6 million, maturing July 15, 2025. The subordinated debt has a fixed interest rate of 5.00% through June 30, 2020 and then converts to a variable rate of 3.20% plus three month LIBOR through maturity. To hedge the interest rate risk, the Bank entered into a fair value interest rate hedge with a "pay variable/receive fixed" swap.
Junior Subordinated Debt
The Company has formed or acquired through mergers, eight statutory business trusts, including two new business trusts, Bridge Capital Trust I and Bridge Capital Trust II, acquired in the acquisition of Bridge on June 30, 2015. These trusts exist for the exclusive purpose of issuing Cumulative Trust Preferred Securities. All of the funds raised from the issuance of these securities were passed to the Company and are reflected in the accompanying Consolidated Balance Sheet as junior subordinated debt, with a carrying value of $59.8 million as of June 30, 2015.
The junior subordinated debt has contractual balances and maturity dates as follows:

Name of Trust	Maturity	June 30, 2015	December 31, 2014
		(in thousands)
BankWest Nevada Capital Trust II	2033	$15,464	$15,464
Intermountain First Statutory Trust I	2034	10,310	10,310
First Independent Capital Trust I	2035	7,217	7,217
WAL Trust No. 1	2036	20,619	20,619
WAL Statutory Trust No. 2	2037	5,155	5,155
WAL Statutory Trust No. 3	2037	7,732	7,732
Total contractual balance		66,497	66,497
Unrealized gains on trust preferred securities measured at fair value, net		(18,015)	(26,060)
Junior subordinated debt, at fair value		$48,482	$40,437

Bridge Capital Trust I	2035	$12,372	$—
Bridge Capital Trust II	2037	5,155	—
Total contractual balance		17,527	—
Fair market value adjustment (1)		(6,240)	—
Junior subordinated debt, assumed from Bridge		$11,287	$—

Total junior subordinated debt		$59,769	$40,437

(1)	The fair market value adjustment will be amortized over the remaining life of the trusts.
Bridge Capital Trust I and Bridge Capital Trust II are statutory trusts created under the laws of the State of Delaware. Interest on the debt securities of Bridge Capital Trust I and Bridge Capital Trust II is payable quarterly at a rate of LIBOR plus 1.98% and LIBOR plus 1.38%, respectively. These debt securities can be redeemed at par at the Company’s option, or if certain events occur that impact the tax or capital treatment of the issuance. The Company owns a 3% minority interest in the each of the trusts.
With the exception of debt issued by Bridge Capital Trust I and Bridge Capital Trust II, junior subordinated debt is recorded at fair value at each reporting date due to the FVO election made by the Company under ASC 825. The Bridge trusts were initially recorded at a fair value of $11.3 million on June 30, 2015, which includes a fair market value adjustment of $6.2 million that will be amortized over the remaining life of the debt. The Company did not make the FVO election for the Bridge trusts. Accordingly, the carrying value of these trusts at each future reporting date will not reflect the fair value of the debt.
Given the pricing of 90 day LIBOR plus 3.20% on the Company's $150.0 million issuance of subordinated debt on June 29, 2015, the Company reviewed the methodology for calculating the estimated fair value of its outstanding junior subordinated debt, which was priced at 30 day LIBOR plus 5.96% as of March 31, 2015 under fair value option accounting.  Considering the significantly lower spread of WAB’s newly issued subordinated debt, that the Company’s debt is junior in subordination, and that the debt was issued by the parent company rather than the insured depository, the Company adjusted the spread for valuation purposes to 30 day LIBOR plus 4.69%, which is between the 90 day LIBOR plus 3.20% rate achieved on the WAB subordinated debt and 30 day LIBOR plus 5.96% rate that was previously used.  This spread reduction resulted in a non-cash, non-recurring debt valuation loss of $7.7 million during the three months ended June 30, 2015. This charge had no effect on regulatory capital.
The weighted average contractual interest rate of all junior subordinated debt was 2.62% and 2.73% as of June 30, 2015 and December 31, 2014, respectively.
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
8. STOCKHOLDERS' EQUITY
Common Stock Issuance
In Connection with Bridge Acquisition
Under the terms of the Bridge merger agreement, each share of Bridge common stock issued and outstanding as of June 30, 2015, the acquisition date, was exchanged for 0.8145 shares of WAL common stock and $2.39 in cash. This resulted in the issuance of 12,451,240 shares, or $420.4 million, of the Company's common stock and payment of $36.5 million in cash.
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
Sales in the ATM offering are being made pursuant to a prospectus dated May 14, 2012 and a prospectus supplement filed with the SEC on June 4, 2014, in connection with one or more offerings of shares from the Company's shelf registration statement on Form S-3 (No. 333-181128). During the three and six months ended June 30, 2015, there were no sales under the ATM offering. During the three and six months ended June 30, 2014, the Company sold 115,866 shares under the ATM offering at a weighted-average selling price of $24.44 per share for gross proceeds of $2.8 million. Total offering costs under the ATM program for the three and six months ended June 30, 2014 were $0.2 million, of which less than $0.1 million relates to compensation costs paid to Credit Suisse Securities.

Stock-Based Compensation
Equity Awards Assumed in Bridge Acquisition
In connection with the Bridge acquisition, the Company assumed unvested restricted stock awards and stock options originally granted by Bridge and converted them into WAL restricted stock awards and stock options. Bridge equity awards were converted into WAL equity awards at a conversion ratio of 0.905, resulting in the issuance of 546,151 shares of WAL restricted stock and 213,091 of WAL options. The portion of the fair value of these equity awards associated with prior service of Bridge employees represents a component of the total consideration for the Bridge acquisition, which totaled $10.7 million.
Bridge's restricted stock awards generally had an original vesting period of five years. The remaining vesting period of these awards remained unchanged upon conversion. The value of restricted stock replacement awards were based on WAL's stock price as of the acquisition date and totaled $17.0 million as of June 30, 2015, of which $9.0 million is considered purchase price consideration for pre-combination service and $8.0 million is post-combination compensation service expense that will be recognized over the remaining vesting period of the awards.
Bridge's stock options had an original vesting period of four years and a contractual term of ten years. Stock option replacement awards were valued using the Black-Scholes option valuation model, using the following weighted average assumptions.

June 30, 2015
Dividend yield	—%
Volatility	33.96%
Risk-free interest rate	2.11%
Expected life in years	7.66
Weighted average fair value of assumed options	$19.06
The total value of assumed stock options as of June 30, 2015 totaled $4.1 million, of which $1.7 million is considered purchase price consideration for pre-combination service and $2.3 million is post-combination compensation service expense that will be recognized over the remaining vesting period of the options.
Restricted Stock
For the three and six months ended June 30, 2015, 44,975 and 335,975 shares of restricted stock that generally vest over three years were granted to Company employees and 64,000 shares of restricted stock that were fully vested at June 30, 2015 were granted to non-employee WAL and WAB directors. The Company estimates the compensation cost for restricted stock grants based upon the grant date fair value. The aggregate grant date fair value for the restricted stock issued during the three and six months ended June 30, 2015 was $1.4 million and $10.9 million, respectively. For the three and six months ended June 30, 2015, the Company recognized $2.6 million and $5.1 million, respectively, in stock-based compensation expense related to these restricted stock grants, compared to $1.9 million and $3.6 million, respectively, in stock-based compensation expense for the three and six months ended June 30, 2014.
In addition, the Company granted 52,200 shares of restricted stock to certain members of executive management that have both performance and service conditions that affect vesting. The performance condition is based on achieving an EPS target for fiscal year 2015 and, if this target is met, the restricted stock awards will vest over a three-year service period. Assuming the EPS target is met, the grant date fair value of the awards was $1.4 million. For the three and six months ended June 30, 2015, the Company recognized $0.1 million and $0.2 million, respectively, in stock-based compensation expense related to these restricted stock grants. There was no related stock-based compensation expense for the three and six months ended June 30, 2014.
There were approximately 1.5 million and 1.1 million restricted shares outstanding at June 30, 2015 and December 31, 2014, respectively.

Performance Stock Units
The Company grants executive management committee members performance stock units that do not vest unless the Company achieves a specified cumulative EPS target over a three-year performance period. The number of shares issued will vary based on the cumulative EPS target that is achieved. The Company estimates the cost of performance stock units based upon the grant date fair value and expected vesting percentage over the three-year performance period. For the three and six months ended June 30, 2015, the Company recognized $1.0 million and $2.0 million, respectively, in stock-based compensation expense related to these performance stock units, compared to $0.7 million and $1.5 million, respectively, in stock-based compensation expense for the three and six months ended June 30, 2014.
The first three-year performance period ended on December 31, 2014, and the Company's cumulative EPS for the performance period exceeded the level required for a maximum award under the terms of the grant. As a result, on February 18, 2015, executive management committee members were granted 285,000 of fully vested common shares.
As of June 30, 2015, outstanding performance stock unit grants made in 2013 and 2014 are expected to pay out at the maximum award amount, or 514,450 common shares. In January 2015, performance stock units were granted to executive management committee members with cumulative target awards equivalent to 104,300 shares of common stock. Assuming a 100% vesting percentage for the 2015 performance stock units, the grant date fair value of the awards was $2.8 million.
9. ACCUMULATED OTHER COMPREHENSIVE INCOME
The following table summarizes the changes in accumulated other comprehensive income (loss) by component, net of tax, for the periods indicated:

	Three Months Ended June 30,
	2015				2014
	Unrealized holding gains (losses) on AFS	Unrealized holding gains on SERP	Impairment loss on securities	Total	Unrealized holding gains (losses) on AFS	Impairment loss on securities	Total
	(in thousands)
Beginning Balance	$23,279	$—	$144	$23,423	$(11,275)	$144	$(11,131)
SERP assumed in Bridge acquisition	—	337	—	337	—	—	—
Transfer of HTM securities to AFS	—	—	—	—	8,976	—	8,976
Other comprehensive (loss) income before reclassifications	(8,378)	—	—	(8,378)	10,525	—	10,525
Amounts reclassified from accumulated other comprehensive income	(34)	—	—	(34)	102	—	102
Net current-period other comprehensive (loss) income	(8,412)	337	—	(8,075)	19,603	—	19,603
Ending Balance	$14,867	$337	$144	$15,348	$8,328	$144	$8,472

	Six Months Ended June 30,
	2015				2014
	Unrealized holding gains (losses) on AFS	Unrealized holding gains on SERP	Impairment loss on securities	Total	Unrealized holding gains (losses) on AFS	Impairment loss on securities	Total
	(in thousands)
Beginning Balance	$16,495	$—	$144	$16,639	$(21,690)	$144	$(21,546)
SERP assumed in Bridge acquisition	—	337	—	337
Transfer of HTM securities to AFS	—	—	—	—	8,976	—	8,976
Other comprehensive (loss) income before reclassifications	(1,225)	—	—	(1,225)	21,169	—	21,169
Amounts reclassified from accumulated other comprehensive income	(403)	—	—	(403)	(127)	—	(127)
Net current-period other comprehensive (loss) income	(1,628)	337	—	(1,291)	30,018	—	30,018
Ending Balance	$14,867	$337	$144	$15,348	$8,328	$144	$8,472
The following table presents reclassifications out of accumulated other comprehensive income (loss):

	Three Months Ended June 30,		Six Months Ended June 30,
Income Statement Classification	2015	2014	2015	2014
	(in thousands)
Gain (loss) on sales of investment securities, net	$55	$(163)	$644	$203
Income tax expense	(21)	61	(241)	(76)
Net of tax	$34	$(102)	$403	$127

10. DERIVATIVES AND HEDGING ACTIVITIES
The Company is a party to various derivative instruments through its subsidiary, WAB. Derivative instruments are contracts between two or more parties that have a notional amount and an underlying variable, require a small or no initial investment, and allow for the net settlement of positions. A derivative’s notional amount serves as the basis for the payment provision of the contract and takes the form of units, such as shares or dollars. A derivative’s underlying variable is a specified interest rate, security price, commodity price, foreign exchange rate, index, or other variable. The interaction between the notional amount and the underlying variable determines the number of units to be exchanged between the parties and influences the fair value of the derivative contract.
The primary type of derivatives that the Company uses are interest rate swaps. Generally, these instruments are used to help manage the Company's exposure to interest rate risk and meet client financing and hedging needs.
Derivatives are recorded at fair value in the Consolidated Balance Sheets, after taking into account the effects of bilateral collateral and master netting agreements. These agreements allow the Company to settle all derivative contracts held with the same counterparty on a net basis, and to offset net derivative positions with related cash collateral, where applicable.
As of June 30, 2015, December 31, 2014, and June 30, 2014, the Company does not have any significant outstanding cash flow hedges or free-standing derivatives.
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
During the three months ended June 30, 2015, the Company entered into a "pay variable/receive fixed" interest rate swap agreement to hedge the interest rate exposure on its subordinated debt issuance. As a result, the Company is paying a floating rate of 3 month LIBOR plus 3.16% and receiving semi-annual fixed payments of 5.00% to match the payments on the debt.

Fair Values, Volume of Activity, and Gain/Loss Information Related to Derivative Instruments
The following table summarizes the fair values of the Company's derivative instruments on a gross and net basis as of June 30, 2015, December 31, 2014, and June 30, 2014. The change in the notional amounts of these derivatives from December 31, 2014 to June 30, 2015 indicates the volume of the Company's derivative transaction activity during 2015. The derivative asset and liability balances are presented on a gross basis, prior to the application of bilateral collateral and master netting agreements. Total derivative assets and liabilities are adjusted to take into account the impact of legally enforceable master netting agreements that allow the Company to settle all derivative contracts with the same counterparty on a net basis and to offset the net derivative position with the related collateral. Where master netting agreements are not in effect or are not enforceable under bankruptcy laws, the Company does not adjust those derivative amounts with counterparties. The fair value of derivative contracts, after taking into account the effects of master netting agreements, is included in other assets or other liabilities in the Consolidated Balance Sheets, as indicated in the following table:

	June 30, 2015			December 31, 2014			June 30, 2014
		Fair Value			Fair Value			Fair Value
	Notional Amount	Derivative Assets	Derivative Liabilities	Notional Amount	Derivative Assets	Derivative Liabilities	Notional Amount	Derivative Assets	Derivative Liabilities
	(in thousands)
Derivatives designated as hedging instruments:
Fair value hedges
Interest rate swaps	$828,036	$198	$49,037	$647,703	$7	$57,820	$568,006	$2	$29,129
Total	828,036	198	49,037	647,703	7	57,820	568,006	2	29,129
Netting adjustments (1)	—	—	—	—	—	—	—	2	2
Net derivatives in the balance sheet	$828,036	$198	$49,037	$647,703	$7	$57,820	$568,006	$—	$29,127

(1)	Netting adjustments represent the amounts recorded to convert our derivative balances from a gross basis to a net basis in accordance with the applicable accounting guidance.
Fair value hedges
An assessment of effectiveness is performed at both initiation of a hedge and on a quarterly basis thereafter. All of the Company's fair value hedges remained “highly effective” as of June 30, 2015, December 31, 2014, and June 30, 2014.
The following table summarizes the pre-tax net gains (losses) on fair value hedges for the three and six months ended June 30, 2015 and June 30, 2014 and where they are recorded in the income statement.

	Three Months Ended June 30,
	2015		2014
Income Statement Classification	Net Gain (Loss) on Derivatives	Increase (Decrease) to Basis of Hedged Asset/Liability (a)	Net Gain (Loss) on Derivatives	Increase (Decrease) to Basis of Hedged Asset/Liability (a)
	(in thousands)
Unrealized (losses) gains on assets and liabilities measured at fair value, net	$24,201	$(24,186)	$(16,635)	$16,795

	Six Months Ended June 30,
	2015		2014
Income Statement Classification	Net Gain (Loss) on Derivatives	Increase (Decrease) to Basis of Hedged Asset/Liability (a)	Net Gain (Loss) on Derivatives	Increase (Decrease) to Basis of Hedged Asset/Liability (a)
	(in thousands)
Unrealized (losses) gains on assets and liabilities measured at fair value, net	$8,971	$(8,950)	$(31,774)	$31,570

(a)	Net gain (loss) on loans represent the change in fair value caused by fluctuations in interest rates; differences relate to ineffectiveness associated with the fair value hedge.

Counterparty Credit Risk
Like other financial instruments, derivatives contain an element of credit risk. This risk is measured as the expected positive replacement value of the contracts. Management generally enters into bilateral collateral and master netting agreements that provide for the net settlement of all contracts with the same counterparty. Additionally, management monitors counterparty credit risk exposure on each contract to determine appropriate limits on the Company's total credit exposure across all product types. In general, the Company has a zero credit threshold with regard to derivative exposure with counterparties. Management reviews the Company's collateral positions on a daily basis and exchanges collateral with counterparties in accordance with standard ISDA documentation and other related agreements. The Company generally holds collateral in the form of highly rated securities issued by the U.S. Treasury or government-sponsored enterprises, such as GNMA, FNMA, and FHLMC. The total collateral netted against net derivative liabilities totaled $46.7 million at June 30, 2015, $57.8 million at December 31, 2014, and $29.2 million at June 30, 2014.
The following table summarizes our largest exposure to an individual counterparty at the dates indicated:

	June 30, 2015	December 31, 2014	June 30, 2014
	(in thousands)
Largest gross exposure (derivative asset) to an individual counterparty	$198	$7	$2
Collateral posted by this counterparty	—	—	—
Derivative liability with this counterparty	—	—	28,874
Collateral pledged to this counterparty	—	—	28,872
Net exposure after netting adjustments and collateral	$198	$7	$—
Credit Risk Contingent Features
Management has entered into certain derivative contracts that require the Company to post collateral to the counterparties when these contracts are in a net liability position. Conversely, the counterparties post collateral when these contracts are in a net asset position. The amount of collateral to be posted is based on the amount of the net liability and exposure thresholds. As of June 30, 2015, December 31, 2014, and June 30, 2014 the aggregate fair value of all derivative contracts with credit risk contingent features (i.e., those containing collateral posting provisions) held by the Company that were in a net liability position totaled $49.0 million, $57.8 million, and $29.1 million, respectively. As of June 30, 2015, the Company was in an over-collateralized net position of $18.0 million after considering $64.6 million of collateral held in the form of securities. As of December 31, 2014 and June 30, 2014, the Company was in an over-collateralized position of $14.2 million and $17.5 million, respectively.
11. EARNINGS PER SHARE
Diluted EPS is based on the weighted average outstanding common shares during each period, including common stock equivalents. Basic EPS is based on the weighted average outstanding common shares during the period.
The following table presents the calculation of basic and diluted EPS:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in thousands, except per share amounts)
Weighted average shares - basic	88,177	86,501	88,059	86,379
Dilutive effect of stock awards	505	832	508	850
Weighted average shares - diluted	88,682	87,333	88,567	87,229
Net income available to common stockholders	$34,472	$35,186	$74,486	$65,918
Earnings per share - basic	0.39	0.41	0.85	0.76
Earnings per share - diluted	0.39	0.40	0.84	0.76
The Company had zero and 1,500 stock options outstanding as of June 30, 2015 and December 31, 2014, respectively, that were not included in the computation of diluted earnings per common share because their effect would be anti-dilutive.

12. INCOME TAXES
The effective tax rate was 23.39% and 22.90% for the three months ended June 30, 2015 and 2014, respectively. For the six months ended June 30, 2015 and 2014, the Company's effective tax rate was 24.81%, and 23.94%, respectively. The increase in the effective tax rate is due primarily to proportionately lower tax-exempt income, increased state taxes, and a decrease in the amount of valuation allowance that will be released during 2015.
As of June 30, 2015, there is $0.5 million recorded for unrecognized tax benefits, all of which carried over from the Bridge acquisition. Management believes that this recorded liability for unrecognized tax benefits is adequate. The Company estimates that it is reasonably possible that the entire liability for unrecognized tax benefits will be settled within the next twelve months.
Interest and penalties related to unrecognized tax benefits are recognized in the provision for income taxes. As of June 30, 2015, a liability has not been recorded for interest or penalties. All of the Company's unrecognized tax benefits relate to legacy Bridge positions. Therefore, all amounts of interest and penalties through June 30, 2015 were recorded in the pre-acquisition period.
Deferred tax assets and liabilities are included in the Consolidated Financial Statements at currently enacted income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be reversed. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes.
For the six months ended June 30, 2015, the net deferred tax assets increased $19.4 million to $82.1 million. This overall increase in the net deferred tax asset was primarily the result of the Bridge acquisition and an increase in the allowance for credit losses.
Although realization is not assured, the Company believes that the realization of the recognized deferred tax asset of $82.1 million at June 30, 2015 is more-likely-than-not based on expectations as to future taxable income and based on available tax planning strategies within the meaning of ASC 740, Income Taxes, that could be implemented if necessary to prevent a carryover from expiring.
As of June 30, 2015 and December 31, 2014, the Company had a $1.1 million and $1.8 million, respectively, deferred tax valuation allowance related to net capital loss carryovers from the sale of preferred stock investments and $0.5 million, for both periods, related to IRC Section 382 limitations associated with the Company's acquisition of Western Liberty.
The deferred tax asset related to federal and state NOL carryovers outstanding at June 30, 2015 and December 31, 2014 available to reduce the tax liability in future years totaled $8.5 million. The entire $8.5 million of tax benefits relate to federal NOL carryovers (subject to an annual limitation imposed by IRC Section 382). The Company’s ability to use federal NOL carryovers, as well as its ability to use certain future tax deductions called NUBILs associated with the Company's acquisitions of Western Liberty and Centennial, will be subject to separate annual limitations of $1.8 million and $1.6 million of deductions from taxable income, respectively. In management’s opinion, it is more-likely-than-not that the results of future operations will generate sufficient taxable income to realize all but $0.5 million of the deferred tax benefits related to these NOL carryovers and NUBILs.
Investments in LIHTC
The Company invests in LIHTC funds that are designed to generate a return primarily through the realization of federal tax credits.
Investments in LIHTC and unfunded LIHTC obligations are included as part of other assets and other liabilities, respectively, in the Consolidated Balance Sheets and total $126.9 million and $43.8 million, respectively, as of June 30, 2015. For the three months ended June 30, 2015 and 2014, $2.2 million and $3.3 million of amortization related to LIHTC investments was recognized as a component of current income tax expense, respectively. For the six months ended June 30, 2015 and 2014, $5.6 million and $6.3 million of amortization related to LIHTC investments was recognized as a component of income tax expense, respectively.

13. COMMITMENTS AND CONTINGENCIES
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
A summary of the contractual amounts for unfunded commitments and letters of credit are as follows:

	June 30, 2015	December 31, 2014
	(in thousands)
Commitments to extend credit, including unsecured loan commitments of $358,971 at June 30, 2015 and $232,863 at December 31, 2014	$3,230,537	$2,164,523
Credit card commitments and financial guarantees	57,452	42,038
Standby letters of credit, including unsecured letters of credit of $33,485 at June 30, 2015 and $5,166 at December 31, 2014	73,513	49,556
Total	$3,361,502	$2,256,117
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
The Company has exposure to credit losses from unfunded commitments and letters of credit. As funds have not been disbursed on these commitments, they are not reported as loans outstanding. Credit losses related to these commitments are not included in the allowance for credit losses reported in "Note 4. Loans, Leases and Allowance for Credit Losses" of these Unaudited Consolidated Financial Statements and are accounted for as a separate loss contingency. This loss contingency for unfunded loan commitments and letters of credit was $2.1 million as of June 30, 2015 and December 31, 2014. Changes to this liability are adjusted through non-interest expense.
Concentrations of Lending Activities
The Company’s lending activities are driven in large part by the customers served in the market areas where the Company has branch offices in the states of Arizona, Nevada, and California. Despite the geographic concentration of lending activities, the Company does not have a single external customer from which it derives 10% or more of its revenues. The Company monitors concentrations within five broad categories: geography, industry, product, call report classifications, and collateral. The Company's loan portfolio includes significant credit exposure to the CRE market. As of June 30, 2015 and December 31, 2014, CRE related loans accounted for approximately 51% and 54% of total loans, respectively. Substantially all of these loans are secured by first liens with an initial loan to value ratio of generally not more than 75%. Approximately 48% and 46% of these CRE loans, excluding construction and land loans, were owner-occupied at June 30, 2015 and December 31, 2014, respectively.

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
Lease Commitments
The Company leases the majority of its office locations and many of these leases contain multiple renewal options and provisions for increased rents. Total rent expense of $1.6 million and $1.7 million was included in occupancy expenses for the three months ended June 30, 2015 and 2014, respectively. For the six months ended June 30, 2015 and 2014, total rent expense was $3.2 million and $3.3 million, respectively.
14. FAIR VALUE ACCOUNTING
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
Under ASC 825, the Company elected the FVO treatment for junior subordinated debt issued by WAL. This election is irrevocable and unrealized gains and losses on these items must be reported in earnings at each reporting date. The Company did not elect FVO treatment for newly assumed Bridge junior subordinated debt.
All securities for which the fair value measurement option had been elected are included in a separate line item in the Consolidated Balance Sheet as securities measured at fair value.

For the three and six months ended June 30, 2015 and 2014, gains and losses from fair value changes included in the Consolidated Income Statements were as follows:

	Changes in Fair Values for Items Measured at Fair Pursuant to Election of the Fair Value Option
	Unrealized Gain/(Loss) on Assets and Liabilities Measured at Fair Value, Net	Interest Income on Securities	Interest Expense on Junior Subordinated Debt	Total Changes Included in Current-Period Earnings
	(in thousands)
Three Months Ended June 30, 2015
Securities measured at fair value	$(9)	$1	$—	$(8)
Junior subordinated debt	(7,736)	—	451	(7,285)
Total	$(7,745)	$1	$451	$(7,293)
Six Months Ended June 30, 2015
Securities measured at fair value	$(14)	$1	$—	$(13)
Junior subordinated debt	(8,045)	—	892	(7,153)
Total	$(8,059)	$1	$892	$(7,166)
Three Months Ended June 30, 2014
Securities measured at fair value	$(2)	$1	$—	$(1)
Junior subordinated debt	125	—	(443)	(318)
Total	$123	$1	$(443)	$(319)
Six Months Ended June 30, 2014
Securities measured at fair value	$16	$2	$—	$18
Junior subordinated debt	(853)	—	(864)	(1,717)
Total	$(837)	$2	$(864)	$(1,699)
There were no net gains or losses recognized during the three and six months ended June 30, 2015 and 2014 on trading securities sold during the period.
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
Fair value on a recurring basis
Financial assets and financial liabilities measured at fair value on a recurring basis include the following:
Securities measured at fair value: All of the Company’s securities measured at fair value, which consist of MBS, are reported at fair value utilizing Level 2 inputs in the same manner as described below for AFS securities.
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
Independent pricing service: Our independent pricing service provides pricing information on Level 1, 2, and 3 securities, and represents the pricing source for the majority of the portfolio. Management independently evaluates the fair value measurements received from the Company's third party pricing service through multiple review steps. First, management reviews what has transpired in the marketplace with respect to interest rates, credit spreads, volatility, and mortgage rates, among other things, and develops an expectation of changes to the securities valuations from the previous quarter. Then, management obtains market values from additional sources. The pricing service provides management with observable market data including interest rate curves and mortgage prepayment speed grids, as well as dealer quote sheets, new bond offering sheets, and historical trade documentation. Management reviews the assumptions and decides whether they are reasonable. Management may compare interest rates, credit spreads and prepayments speeds used as part of the assumptions to those that management believes are reasonable. Management may price securities using the provided assumptions to determine whether they can develop similar prices on like securities. Any discrepancies between management’s review and the prices provided by the vendor are discussed with the vendor and the Company’s other valuation advisors. Last, management selects a sample of investment securities and compares the values provided by its primary third party pricing service to the market values obtained from secondary sources and evaluates those with notable variances.
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
Given the pricing of 90 day LIBOR plus 3.20% on the Company's $150.0 million issuance of subordinated debt on June 29, 2015, the Company reviewed the methodology for calculating the estimated fair value of its outstanding junior subordinated debt, which was priced at 30 day LIBOR plus 5.96% as of March 31, 2015 under fair value option accounting.  Considering the significantly lower spread of WAB’s newly issued subordinated debt, that the Company’s debt is junior in subordination, and that the debt was issued by the parent company rather than the insured depository, the Company adjusted the spread for valuation purposes to 30 day LIBOR plus 4.69%, which is between the 90 day LIBOR plus 3.20% rate achieved on the WAB subordinated debt and 30 day LIBOR plus 5.96% rate that was previously used.  This spread reduction resulted in a non-cash, non-recurring debt valuation loss of $7.7 million during the three months ended June 30, 2015. This charge had no effect on regulatory capital.
As of June 30, 2015, the Company estimated the discount rate at 4.972%, which represents the implied credit spread of the BB Financial curve, and is a 4.69% spread plus 3 month LIBOR (0.283%). As of December 31, 2014, the Company estimated the discount rate at 6.242%, which was a 5.99% spread plus 3 month LIBOR of 0.256%.

The fair value of assets and liabilities measured at fair value on a recurring basis were determined using the following inputs as of the periods presented:

	Fair Value Measurements at the End of the Reporting Period Using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
	(in thousands)
June 30, 2015
Assets:
Measured at fair value
Residential MBS issued by GSEs	$—	$1,701	$—	$1,701
Available-for-sale
Collateralized debt obligations	$—	$—	$10,804	$10,804
Commercial MBS issued by GSEs	11,126	2,083	—	13,209
Corporate debt securities	326	13,339	—	13,665
CRA investments	32,537	—	—	32,537
Municipal obligations	1,235	291,178	—	292,413
Preferred stock	83,051	—	—	83,051
Private label commercial MBS	—	4,979	—	4,979
Private label residential MBS	31,527	70,544	—	102,071
Residential MBS issued by GSEs	—	871,357	—	871,357
Trust preferred securities	—	25,648	—	25,648
U.S. government sponsored agency securities	6,206	18,403	—	24,609
U.S. treasury securities	3,891	—	—	3,891
Total AFS securities	$169,899	$1,297,531	$10,804	$1,478,234
Derivative assets (1)	$—	$198	$—	$198
Liabilities:
Junior subordinated debt (2)	$—	$—	$48,482	$48,482
Derivative liabilities (1)	—	49,037	—	49,037

(1)
Derivative assets and liabilities relate to interest rate swaps, see "Note 10. Derivatives and Hedging Activities." In addition, the carrying value of loans includes a net positive value of $48,258 as of June 30, 2015, which relates to the effective portion of the hedges put in place to mitigate against fluctuations in interest rates.

(2)	Includes only the portion of junior subordinated debt that is recorded at fair value at each reporting period pursuant to the election of FVO treatment.

	Fair Value Measurements at the End of the Reporting Period Using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
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

(1)
Derivative assets and liabilities relate to interest rate swaps, see "Note 10. Derivatives and Hedging Activities." In addition, the carrying value of loans includes a positive value of $57,140 as of December 31, 2014, which relates to the effective portion of the hedges put in place to mitigate against fluctuations in interest rates.

For the three and six months ended June 30, 2015 and 2014, the change in Level 3 assets and liabilities measured at fair value on a recurring basis was as follows:

	Junior Subordinated Debt
	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in thousands)
Beginning balance	$(40,746)	$(42,836)	$(40,437)	$(41,858)
Transfers into Level 3	—	—	—	—
Total gains (losses) for the period
Included in earnings (1)	(7,736)	125	(8,045)	(853)
Ending balance	$(48,482)	$(42,711)	$(48,482)	$(42,711)
Change in unrealized gains (losses) for the period included in earnings	$(7,736)	$125	$(8,045)	$(853)

	CDO Securities
	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in thousands)
Beginning balance	$10,520	$—	$11,445	$—
Transfers into Level 3	—	58	—	58
Total gains (losses) for the period
Included in other comprehensive income (2)	284	—	$(641)	$—
Ending balance	$10,804	$58	$10,804	$58

(1)	Total gains (losses) for the period are included in the non-interest income line, Unrealized gains (losses) on assets and liabilities measured at fair value, net.

(2)	Total gains (losses) for the period are included in the other comprehensive income line, Unrealized (loss) gain on AFS securities.
For Level 3 liabilities measured at fair value on a recurring basis as of June 30, 2015 and December 31, 2014, the significant unobservable inputs used in the fair value measurements were as follows:

	June 30, 2015	Valuation Technique	Significant Unobservable Inputs
	(in thousands)
Junior subordinated debt	$48,482	Discounted cash flow	Implied credit rating of the Company
CDO securities	10,804	S&P Model	Pricing indications from comparable securities

	December 31, 2014	Valuation Technique	Significant Unobservable Inputs
	(in thousands)
Junior subordinated debt	$40,437	Discounted cash flow	Adjusted Corporate Bond over Treasury Index with comparable credit spread
CDO securities	11,445	S&P Model	Pricing indications from comparable securities
The significant unobservable inputs used in the fair value measurement of the Company’s junior subordinated debt as of June 30, 2015 was the BB Financial over SWAP index and as of December 31, 2014 was the BB 20-Year over Treasury Index with comparable credit spread. The input value used in the fair value measurement of the Company's junior subordinated debt was 4.972% and 6.242% as of June 30, 2015 and December 31, 2014, respectively.
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

Fair value on a nonrecurring basis
Certain assets are measured at fair value on a nonrecurring basis. That is, the assets are not measured at fair value on an ongoing basis, but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). The following table presents such assets carried on the balance sheet by caption and by level within the ASC 825 hierarchy:

	Fair Value Measurements at the End of the Reporting Period Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Active Markets for Similar Assets (Level 2)	Unobservable Inputs (Level 3)
	(in thousands)
As of June 30, 2015:
Impaired loans with specific valuation allowance	$99,212	$—	$—	$99,212
Impaired loans without specific valuation allowance (1)	38,010	—	—	38,010
Other assets acquired through foreclosure	59,335	—	—	59,335
As of December 31, 2014:
Impaired loans with specific valuation allowance	$114,163	$—	$—	$114,163
Impaired loans without specific valuation allowance (1)	38,019	—	—	38,019
Other assets acquired through foreclosure	57,150	—	—	57,150

(1)	Excludes loan balances with charge-offs of $6.8 million and $3.8 million as of June 30, 2015 and December 31, 2014, respectively.
Impaired loans: The specific reserves for collateral dependent impaired loans are based on collateral value, net of estimated disposition costs and other identified quantitative inputs. Collateral value is determined based on third-party appraisals. Appraisals may utilize a single valuation approach or a combination of approaches, including comparable sales and the income approach. Fair value is determined, where possible, using market prices derived from an appraisal or evaluation, which are considered to be Level 2. However, certain assumptions and unobservable inputs are often used by the appraiser. Therefore, qualifying the assets as Level 3 in the fair value hierarchy. In some cases, adjustments are made to the appraised values due to various factors, including age of the appraisal (which are generally obtained every twelve months), age of comparables included in the appraisal, and known changes in the market and in the collateral. When significant adjustments are based on unobservable inputs, such as when a current appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the resulting fair value measurement has been categorized as a Level 3 measurement. These Level 3 impaired loans had an estimated fair value of $106.4 million and $124.9 million at June 30, 2015 and December 31, 2014, respectively. The fair value of these Level 3 impaired loans reflects the carrying value of loan, which has been reduced by any deficit in appraised value compared to book value, estimated disposition costs, and estimated losses of similar impaired loans based on historical loss experience. Specific reserves in the allowance for loan losses for these loans were $7.2 million and $10.8 million at June 30, 2015 and December 31, 2014, respectively.
Other assets acquired through foreclosure: Other assets acquired through foreclosure consist of properties acquired as a result of, or in-lieu-of, foreclosure. These assets are initially reported at the fair value determined by independent appraisals using appraised value less estimated cost to sell. Such properties are generally re-appraised every twelve months. There is risk for subsequent volatility. Costs relating to the development or improvement of the assets are capitalized and costs relating to holding the assets are charged to expense. The Company had $59.3 million of such assets at June 30, 2015. Fair value is determined, where possible, using market prices derived from an appraisal or evaluation, which are considered to be Level 2. However, certain assumptions and unobservable inputs are often used by the appraiser; therefore, qualifying the assets as Level 3 in the fair value hierarchy. When significant adjustments are based on unobservable inputs, such as when a current appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the resulting fair value measurement has been categorized as a Level 3 measurement.
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

For the three and six months ended June 30, 2015 and 2014, the Company determined that no securities experienced credit losses.
There is no OTTI balance recognized in comprehensive income as of June 30, 2015 and 2014.
FAIR VALUE OF FINANCIAL INSTRUMENTS
The estimated fair value of the Company’s financial instruments is as follows:

	June 30, 2015
	Carrying Amount	Fair Value
		Level 1	Level 2	Level 3	Total
	(in thousands)
Financial assets:
Investment securities:
AFS	$1,478,234	$169,899	$1,297,531	$10,804	$1,478,234
Trading	1,701	—	1,701	—	1,701
Derivative assets	198	—	198	—	198
Loans, net	10,245,566	—	9,891,399	137,222	10,028,621
Accrued interest receivable	46,222	—	46,222	—	46,222
Financial liabilities:
Deposits	$11,406,728	$—	$11,410,560	$—	$11,410,560
Customer repurchases	42,172	—	42,172	—	42,172
FHLB and FRB advances	11,051	—	11,051	—	11,051
Other borrowed funds	58,378	—	—	58,637	58,637
Qualifying debt	208,417	—	—	209,019	209,019
Derivative liabilities	49,037	—	49,037	—	49,037
Accrued interest payable	11,764	—	11,764	—	11,764

	December 31, 2014
	Carrying Amount	Fair Value
		Level 1	Level 2	Level 3	Total
	(in thousands)
Financial assets:
Investment securities:
AFS	$1,520,237	$144,646	$1,364,146	$11,445	$1,520,237
Trading	1,858	—	1,858	—	1,858
Derivative assets	7	—	7	—	7
Loans, net	8,288,049	—	7,984,692	152,182	8,136,874
Accrued interest receivable	36,705	—	36,705	—	36,705
Financial liabilities:
Deposits	$8,931,043	$—	$8,935,566	$—	$8,935,566
Customer repurchases	54,899	—	54,899	—	54,899
FHLB and FRB advances	307,081	—	307,081	—	307,081
Other borrowed funds	83,182	—	25,000	61,074	86,074
Junior subordinated debt	40,437	—	—	40,437	40,437
Derivative liabilities	57,820	—	57,820	—	57,820
Accrued interest payable	9,890	—	9,890	—	9,890

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
Interest rate risk exposure is measured using interest rate sensitivity analysis to determine our change in EVE and net interest income resulting from hypothetical changes in interest rates. If potential changes to EVE and net interest income resulting from hypothetical interest rate changes are not within the limits established by the BOD, the BOD may direct management to adjust the asset and liability mix to bring interest rate risk within BOD-approved limits. As of June 30, 2015, the Company’s interest rate risk profile was within BOD-approved limits.
WAB has an ALCO charged with managing interest rate risk within the BOD-approved limits. Limits are structured to prohibit an interest rate risk profile that does not conform to both management and BOD risk tolerances. There is also ALCO reporting at the Parent company level for reviewing interest rate risk for the Company, which gets reported to the BOD and the Finance and Investment Committee.
Fair value of commitments
The estimated fair value of standby letters of credit outstanding at June 30, 2015 and December 31, 2014 was insignificant. Loan commitments on which the committed interest rates were less than the current market rate were also insignificant at June 30, 2015 and December 31, 2014.
15. REGULATORY CAPITAL REQUIREMENTS
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

As of June 30, 2015 and December 31, 2014, the Company and WAB exceeded the capital levels necessary to be classified as well-capitalized, as defined by the federal banking agencies. The actual capital amounts and ratios for the Company and WAB are presented in the following tables as of the periods indicated:

	Total Capital	Tier 1 Capital	Risk-Weighted Assets	Tangible Average Assets	Total Capital Ratio	Tier 1 Capital Ratio	Tier 1 Leverage Ratio	Common Equity Tier 1
	(dollars in thousands)
Basel III
June 30, 2015
WAL	$1,522,991	$1,269,033	$12,435,603	$12,733,458	12.2%	10.2%	10.0%	9.1%
WAB	1,408,273	1,142,684	12,326,696	12,549,292	11.4	9.3	9.1	9.3
Well-capitalized ratios					10.0	8.0	5.0	6.5
Minimum capital ratios					8.0	6.0	4.0	4.5
Basel I
December 31, 2014
WAL	$1,119,618	$1,007,278	$9,555,390	$10,367,575	11.7%	10.5%	9.7%	—
WAB	1,057,253	945,687	9,435,459	10,232,297	11.2	10.0	9.2	—
Well-capitalized ratios					10.0	6.0	5.0	—
Minimum capital ratios					8.0	4.0	4.0	—
16. SEGMENTS
The Company's reportable segments are aggregated primarily based on geographic location, services offered, and markets served. As a result of the Bridge acquisition on June 30, 2015, former Bridge activities were allocated between the newly formed Northern California segment and the CBL segment. As a substantial portion of Bridge's balance sheet is generated from nationally-focused business lines, the Technology and Energy Infrastructure lines of Bridge's business are included in the CBL segment. Substantially all of the remaining assets and liabilities are included in the Northern California segment. The Southern California segment represents legacy Western Alliance operations in California, excluding two branches located in northern California, which are now included in the Northern California segment. Prior period amounts have been adjusted accordingly.
The Arizona, Nevada, Southern California, and Northern California segments provide full service banking and related services to their respective markets although operations may not be domiciled in these states. The Company's CBL segment provides banking services to niche markets and, as of June 30, 2015, includes the Technology and Energy Infrastructure operations of Bridge. These CBLs are managed centrally and are broader in geographic scope, though still predominately within the Company's core market areas. The Corporate & Other segment primarily relates to our Treasury division and also includes other corporate-related items, income and expense items not allocated to other reportable segments, and inter-segment eliminations.
The Company's segment reporting process begins with the assignment of all loan and deposit accounts directly to the segments where these products are originated and/or serviced. Equity capital is assigned to each segment based on the risk profile of their assets and liabilities. With the exception of goodwill, which is assigned a 100% weighting, equity capital allocations ranged from 0% to 12% during the year, with a funds credit provided for the use of this equity as a funding source. Any excess equity not allocated to segments based on risk is assigned to the Corporate & Other segment.
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
As the Bridge acquisition was completed on June 30, 2015, the balance sheet data of Bridge is included in the Company's Consolidated Balance Sheet as of June 30, 2015. However, the results of operations of Bridge will be included in the Company's Consolidated Income Statements beginning on July 1, 2015. Accordingly, the results of operations of the Northern California segment for the three and six months ended June 30, 2015 and 2014 only include the operations of the Company's two previously existing Northern California branch offices.
The following is a summary of selected operating segment information as of June 30, 2015, December 31, 2014, and June 30, 2014 and for the three and six months ended June 30, 2015 and 2014.

	Arizona	Nevada	Southern California	Northern California (1)	Central Business Lines (1)	Corporate & Other (1)	Consolidated Company
At June 30, 2015	(dollars in millions)
Assets:
Cash, cash equivalents, and investment securities	$2.3	$10.2	$2.6	$2.1	$—	$2,273.0	$2,290.2
Loans, net of deferred loan fees and costs	2,432.8	1,761.9	1,659.9	1,077.5	3,388.0	40.5	10,360.6
Less: allowance for credit losses	(31.4)	(22.8)	(21.4)	(3.2)	(35.7)	(0.6)	(115.1)
Total loans	2,401.4	1,739.1	1,638.5	1,074.3	3,352.3	39.9	10,245.5
Other assets acquired through foreclosure, net	18.6	23.4	—	1.6	—	15.7	59.3
Goodwill and other intangible assets, net	—	25.4	—	155.2	119.4	—	300.0
Other assets	43.8	63.0	13.7	15.7	29.1	409.8	575.1
Total assets	$2,466.1	$1,861.1	$1,654.8	$1,248.9	$3,500.8	$2,738.4	$13,470.1
Liabilities:
Deposits	$2,369.9	$3,316.9	$1,946.8	$1,550.2	$1,945.1	$277.8	$11,406.7
Borrowings and qualifying debt	—	—	—	—	—	277.8	277.8
Other liabilities	20.3	29.2	3.5	8.4	77.6	131.9	270.9
Total liabilities	2,390.2	3,346.1	1,950.3	1,558.6	2,022.7	687.5	11,955.4
Allocated equity:	267.6	244.9	182.1	281.5	409.8	128.8	1,514.7
Total liabilities and stockholders' equity	$2,657.8	$3,591.0	$2,132.4	$1,840.1	$2,432.5	$816.3	$13,470.1
Excess funds provided (used)	191.7	1,729.9	477.6	591.2	(1,068.3)	(1,922.1)	—
(1)    Includes Bridge balances.

	Arizona	Nevada	Southern California	Northern California	Central Business Lines	Corporate & Other	Consolidated Company
At December 31, 2014	(dollars in millions)
Assets:
Cash, cash equivalents, and investment securities	$2.3	$5.0	$2.2	$0.3	$—	$1,702.4	$1,712.2
Loans, net of deferred loan fees and costs	2,341.9	1,668.7	1,553.1	198.6	2,590.0	46.0	8,398.3
Less: allowance for credit losses	(30.7)	(21.9)	(17.9)	(5.1)	(34.0)	(0.6)	(110.2)
Total loans	2,311.2	1,646.8	1,535.2	193.5	2,556.0	45.4	8,288.1
Other assets acquired through foreclosure, net	15.5	21.0	—	—	—	20.6	57.1
Goodwill and other intangible assets, net	—	25.9	—	—	—	—	25.9
Other assets	34.8	64.2	6.2	15.3	22.9	373.8	517.2
Total assets	$2,363.8	$1,762.9	$1,543.6	$209.1	$2,578.9	$2,142.2	$10,600.5
Liabilities:
Deposits	$2,178.0	$3,230.6	$1,744.5	$584.0	$946.6	$247.3	$8,931.0
Other borrowings	—	—	—	—	—	390.3	390.3
Other liabilities	17.4	40.8	8.9	0.2	72.4	138.6	278.3
Total liabilities	2,195.4	3,271.4	1,753.4	584.2	1,019.0	776.2	9,599.6
Allocated equity:	250.8	209.0	70.9	126.8	232.9	110.5	1,000.9
Total liabilities and stockholders' equity	$2,446.2	$3,480.4	$1,824.3	$711.0	$1,251.9	$886.7	$10,600.5
Excess funds provided (used)	82.4	1,717.5	280.7	501.9	(1,327.0)	(1,255.5)	—

	Arizona	Nevada	Southern California	Northern California	Central Business Lines	Corporate & Other	Consolidated Company
At June 30, 2014	(dollars in millions)
Assets:
Cash, cash equivalents, and investment securities	$3.0	$7.0	$2.2	$0.2	$—	$1,973.6	$1,986.0
Loans, net of deferred loan fees and costs	2,131.0	1,682.6	1,515.3	179.5	1,951.5	84.6	7,544.5
Less: allowance for credit losses	(29.9)	(23.6)	(18.7)	(5.1)	(27.4)	(1.2)	(105.9)
Total loans	2,101.1	1,659.0	1,496.6	174.4	1,924.1	83.4	7,438.6
Other assets acquired through foreclosure, net	13.1	24.1	—	—	—	22.1	59.3
Goodwill and other intangible assets, net	—	26.5	—	—	—	—	26.5
Other assets	42.2	62.7	10.8	15.4	21.1	361.0	513.2
Total assets	$2,159.4	$1,779.3	$1,509.6	$190.0	$1,945.2	$2,440.1	$10,023.6
Liabilities:
Deposits	$2,115.4	$3,187.8	$1,666.2	$394.9	$886.3	$218.9	$8,469.5
Other borrowings	—	—	—	—	—	337.5	337.5
Other liabilities	20.9	46.8	4.7	0.1	24.7	161.7	258.9
Total liabilities	2,136.3	3,234.6	1,670.9	395.0	911.0	718.1	9,065.9
Allocated equity:	233.7	212.5	83.1	105.6	152.3	170.5	957.7
Total liabilities and stockholders' equity	$2,370.0	$3,447.1	$1,754.0	$500.6	$1,063.3	$888.6	$10,023.6
Excess funds provided (used)	210.6	1,667.8	244.4	310.6	(881.9)	(1,551.5)	—

	Arizona	Nevada	Southern California	Northern California (2)	Central Business Lines (2)	Corporate & Other (2)	Consolidated Company
Three Months Ended June 30, 2015:	(in thousands)
Net interest income (expense)	$32,091	$29,946	$24,070	$5,216	$24,432	$(7,037)	$108,718
Provision for (recovery of) credit losses	826	(3,148)	634	513	1,251	(76)	—
Net interest income (expense) after provision for credit losses	31,265	33,094	23,436	4,703	23,181	(6,961)	108,718
Non-interest income	1,008	2,370	850	271	321	(7,011)	(2,191)
Non-interest expense	(14,507)	(14,918)	(11,777)	(2,142)	(9,548)	(8,317)	(61,209)
Income (loss) from continuing operations before income taxes	17,766	20,546	12,509	2,832	13,954	(22,289)	45,318
Income tax expense (benefit)	6,970	7,191	5,261	1,191	5,233	(15,247)	10,599
Net income	$10,796	$13,355	$7,248	$1,641	$8,721	$(7,042)	$34,719
(2)    Excludes legacy Bridge operations; Northern California includes two legacy TPB branches.

	Arizona	Nevada	Southern California	Northern California	Central Business Lines	Corporate & Other	Consolidated Company
Three Months Ended June 30, 2014:	(in thousands)
Net interest income (expense)	$29,211	$29,359	$22,502	$2,200	$16,226	$(5,600)	$93,898
Provision for credit losses	3	(2,011)	(1,672)	—	3,467	720	507
Net interest income (expense) after provision for credit losses	29,208	31,370	24,174	2,200	12,759	(6,320)	93,391
Non-interest income	934	2,248	865	34	643	875	5,599
Non-interest expense	(12,793)	(15,922)	(12,410)	(861)	(6,640)	(3,616)	(52,242)
Income (loss) from continuing operations before income taxes	17,349	17,696	12,629	1,373	6,762	(9,061)	46,748
Income tax expense (benefit)	6,805	6,194	5,310	577	2,536	(10,716)	10,706
Income from continuing operations	10,544	11,502	7,319	796	4,226	1,655	36,042
Loss from discontinued operations, net	—	—	—	—	—	(504)	(504)
Net income	$10,544	$11,502	$7,319	$796	$4,226	$1,151	$35,538

	Arizona	Nevada	Southern California	Northern California (2)	Central Business Lines (2)	Corporate & Other (2)	Consolidated Company
Six Months Ended June 30, 2015:	(in thousands)
Net interest income (expense)	$61,076	$59,155	$46,560	$9,669	$47,742	$(12,376)	$211,826
Provision for (recovery of) credit losses	158	(2,799)	266	486	2,660	(71)	700
Net interest income (expense) after provision for credit losses	60,918	61,954	46,294	9,183	45,082	(12,305)	211,126
Non-interest income	1,947	4,653	1,515	322	1,037	(5,732)	3,742
Non-interest expense	(29,268)	(29,392)	(23,398)	(4,159)	(18,826)	(10,199)	(115,242)
Income (loss) from continuing operations before income taxes	33,597	37,215	24,411	5,346	27,293	(28,236)	99,626
Income tax expense (benefit)	13,180	13,025	10,265	2,248	10,235	(24,236)	24,717
Net income	$20,417	$24,190	$14,146	$3,098	$17,058	$(4,000)	$74,909
(2)    Excludes legacy Bridge operations; Northern California includes two legacy TPB branches.

	Arizona	Nevada	Southern California	Northern California	Central Business Lines	Corporate & Other (1)	Consolidated Company
Six Months Ended June 30, 2014:	(in thousands)
Net interest income (expense)	$55,819	$57,954	$43,181	$4,313	$30,190	$(6,782)	$184,675
Provision for credit losses	1,561	(2,895)	(1,017)	—	5,637	721	4,007
Net interest income (expense) after provision for credit losses	54,258	60,849	44,198	4,313	24,553	(7,503)	180,668
Non-interest income	1,710	4,384	2,015	65	725	1,255	10,154
Non-interest expense	(26,053)	(31,005)	(24,358)	(1,887)	(13,148)	(5,260)	(101,711)
Income (loss) from continuing operations before income taxes	29,915	34,228	21,855	2,491	12,130	(11,508)	89,111
Income tax expense (benefit)	11,734	11,981	9,190	1,047	4,549	(17,171)	21,330
Income from continuing operations	18,181	22,247	12,665	1,444	7,581	5,663	67,781
Loss from discontinued operations, net	—	—	—	—	—	(1,158)	(1,158)
Net income	$18,181	$22,247	$12,665	$1,444	$7,581	$4,505	$66,623

Item 2.	Management's Discussions and Analysis of Financial Condition and Results of Operations.
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
Forward-Looking Information
Certain statements contained in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements. All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including statements that are related to or are dependent on estimates or assumptions relating to expectations, beliefs, projections, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts.
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
Financial Overview and Highlights
WAL is a bank holding company headquartered in Phoenix, Arizona, incorporated under the laws of the state of Delaware. WAL provides a full spectrum of deposit, lending, treasury management, and online banking products and services through its wholly-owned banking subsidiary, WAB. On June 30, 2015, WAL acquired Bridge Capital Holdings and its wholly-owned subsidiary, Bridge Bank. Upon acquisition, Bridge Capital Holdings merged into WAL and its principal operating subsidiary, Bridge Bank, merged into WAB. Effective as of July 1, 2015, the existing Bridge offices and the previously existing WAB Northern California offices are operating as a combined division under the Bridge trade name.
WAB operates the following full-service banking divisions: ABA in Arizona, BON in Southern Nevada, Bridge in Northern California, FIB in Northern Nevada, and TPB in Southern California. The Company also serves business customers through a national platform of specialized financial services including AAB, Corporate Finance, Equipment Finance, Public Finance, Resort Finance, Technology Finance, Energy Infrastructure Group, and Mortgage Warehouse Lending. In addition, the Company has one non-bank subsidiary, LVSP, which holds and manages certain non-performing loans and OREO.

Financial Result Highlights for the Second Quarter of 2015

•	Net income available to common stockholders of $34.5 million and earnings per share of $0.39

•	Operating net income of $43.5 million and earnings per share of $0.49, excluding merger charges, debt valuation adjustments, gains on other real estate[1], and operating performance of Bridge

•	Bridge merger, completed on June 30, 2015, increased total assets, gross loans, and deposits by $2.23 billion, $1.45 billion, and $1.74 billion, respectively

•	Pre-tax, pre-provision operating earnings of $59.9 million, up from $47.4 million for the second quarter 2014[1]

•	Net operating revenue of $114.4 million, constituting year-over-year growth of 15.1%, or $15.0 million, compared to an increase in operating expenses of 4.9%, or $2.6 million[1]

•	Net interest margin of 4.41%, compared to 4.35% in the first quarter 2015, and 4.39% in the second quarter 2014

•	Efficiency ratio of 44.6%, compared to 46.7% in the first quarter 2015, and 49.3% in the second quarter 2014[1]

•
Total loans of $10.36 billion, including $1.45 billion acquired from Bridge and loans held for sale of $39.4 million, with organic loan growth for the quarter of $95.0 million and $515.3 million for the first six months of 2015

•	Total deposits of $11.41 billion, including $1.74 billion acquired from Bridge, and organic deposit growth flat during the second quarter and $733.7 million for the first six months of 2015

•	Nonperforming assets (nonaccrual loans and repossessed assets) decreased to 0.88% of total assets, from 1.11% at March 31, 2015, and from 1.23% at June 30, 2014

•	Net loan recoveries (annualized) to average loans outstanding of 0.13%, compared to 0.06% in the first quarter 2015, and 0.09% in the second quarter 2014

•
Qualifying debt of $208.4 million, an increase of $168.0 million from March 31, 2015 due to the issuance of $150.0 million in subordinated debt and $11.3 million in junior subordinated debt assumed in the Bridge merger

•
Common Equity Tier 1 ratio of 9.1% and Total Capital ratio of 12.2%, compared to 9.0% and 11.3%, respectively, at March 31, 2015 under Basel III federal regulatory standards, which became effective on January 1, 2015

•
Stockholders' equity of $1.51 billion, an increase of $463.4 million from March 31, 2015, including $431.0 million related to the Bridge acquisition, and an increase of $557.0 million from June 30, 2014

•	Tangible book value per share, net of tax, of $11.25, an increase of 4.9% from $10.72 at March 31, 2015, and an increase of 24.7% from $9.02 at June 30, 2014
The impact to the Company from these items, and others of both a positive and negative nature, are discussed in more detail below as they pertain to the Company’s overall comparative performance for the three and six months ended June 30, 2015. As a bank holding company, management focuses on key ratios in evaluating the Company's financial condition and results of operations.

1 See Non-GAAP Financial Measures section beginning on page 70.

Acquisition of Bridge Capital Holdings
On June 30, 2015, the Company completed its acquisition of Bridge Capital Holdings and its wholly-owned subsidiary, Bridge Bank, headquartered in San Jose, California. Under the terms of the acquisition, each outstanding share of Bridge common stock was exchanged for 0.8145 shares of the Company's common stock plus $2.39 in cash. The Company paid $36.5 million in cash and issued 12.5 million common shares for all equity interests in Bridge. The merger was undertaken, in part, because Bridge strengthens the Company's Northern California presence and provides new avenues for growth in technology and international services.
Bridge’s results of operations will be included in the Company’s results beginning July 1, 2015. Acquisition / restructure expenses related to the Bridge acquisition of $7.8 million and $8.0 million for three and six months ended June 30, 2015, respectively, have been included in non-interest expense, of which, approximately $0.6 million are acquisition related costs as defined by ASC 805. The acquisition was accounted for under the acquisition method of accounting in accordance with ASC 805. Assets purchased and liabilities assumed were recorded at their respective acquisition date fair values. The fair values of assets acquired and liabilities assumed are subject to adjustment during the first twelve months after the acquisition date if additional information becomes available to indicate a more accurate or appropriate value for an asset or liability. As the acquisition was completed at quarter end, the fair values of substantially all of the net assets are considered preliminary.
The Company merged Bridge Bank into WAB effective June 30, 2015, creating combined assets for the resulting bank of $13.47 billion and deposits of $11.41 billion. The recognized amounts of identifiable assets acquired and liabilities assumed are as follows:

June 30, 2015
(in thousands)
Assets:
Cash and cash equivalents (1)	$378,966
Investment securities - AFS	61,349
Investments in restricted stock	7,015
Loans	1,447,135
Premises and equipment	1,931
Other assets acquired through foreclosure	1,550
Bank owned life insurance	17,385
Investment in LIHTC	5,648
Intangible assets	14,997
Deferred tax assets, net	14,261
Other assets	19,656
Total assets	$1,969,893
Liabilities:
Deposits	$1,742,031
Qualifying debt	11,287
Other liabilities	8,633
Total liabilities	1,761,951
Net assets acquired	$207,942
Consideration paid
Common stock (12,451,240 shares at $33.76 per share)	$420,354
Fair value of equity awards related to pre-combination vesting	10,676
Cash	36,539
Fair value of total consideration	467,569
Goodwill	$259,627

(1)
Cash and cash equivalents is net of a $6.2 million payment made by Bridge related to the cash out of vested, unexercised stock options at the date of closing. Cash acquired, less cash consideration paid of $36.5 million, resulted in net cash and cash equivalents increasing by $342.4 million following the acquisition.

Loans acquired in the Bridge acquisition consist of loans that are not considered impaired (non-PCI loans) and loans that have shown evidence of credit deterioration since origination (PCI loans) as of the acquisition date. All loans were recorded net of fair value adjustments (interest rate and credit marks), which were determined using discounted contractual cash flow models. The fair value of non-PCI loans acquired totals $1.43 billion, which is net of interest and credit marks of $23.0 million. The fair value of PCI loans totals $12.2 million, which is net of interest and credit marks of $2.1 million. See "Note 4. Loans, Leases and Allowance for Credit Losses" of these Notes to Unaudited Consolidated Financial Statements for additional detail of the acquired loans.
In connection with the Bridge acquisition, the Company acquired intangible assets of $15.0 million, consisting primarily of core deposit intangibles. The core deposit intangible asset balance has been allocated to the Northern California and CBL segments based on their respective core deposit balances at June 30, 2015, and is subject to amortization over its estimated useful life of 10 years.
Goodwill in the amount of $259.6 million was recognized as a result of the acquisition. Goodwill has been allocated to the newly formed Northern California and CBL segments based on their proportionate loan and deposit balances as of June 30, 2015.
Qualifying debt assumed from Bridge is comprised of junior subordinated debt with a contractual balance of $17.5 million and is recorded net of a $6.2 million fair value mark that will be amortized over the remaining life of the trusts. See "Note 7. Qualifying Debt" of these Notes to Unaudited Consolidated Financial Statements for further detail and discussion of the debt.
In connection with the acquisition, the Company assumed Bridge's SERP, an unfunded noncontributory defined benefit pension plan. The SERP provides retirement benefits to certain Bridge executives based on years of service and final average salary. Pursuant to the terms of the SERP agreements, if the executive officer's service is terminated by Bridge or by the executive officer for "good reason" (as defined in the SERP agreements) within 24 months following a change in control, such as the Bridge acquisition, the executive officer is entitled to full vesting of the normal benefit under the SERP agreement, and such SERP benefits will be made in installment payments commencing on the first business day of January of the year following the executive officer's attainment of age 55 or, if the executive officer is already age 55 as of such termination of employment, on the first business day of January of the year following the executive officer's termination of employment. As of June 30, 2015, a $7.1 million liability included in other liabilities was recorded in the Company's Consolidated Balance Sheet related to the SERP. A discount rate of 5.75% and a 4.00% employee compensation rate increase were used in determining the SERP liability as of June 30, 2015.
Results of Operations and Financial Condition
A summary of our results of operations, financial condition, and select metrics are included in the following tables:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in thousands, except per share amounts)
Net income available to common stockholders	$34,472	$35,186	$74,486	$65,918
Earnings per share applicable to common stockholders - basic	0.39	0.41	0.85	0.76
Earnings per share applicable to common stockholders - diluted	0.39	0.40	0.84	0.76
Net interest margin	4.41%	4.39%	4.38%	4.40%
Return on average assets	1.24	1.46	1.37	1.39
Return on average tangible common equity	14.10	18.62	15.61	17.98

	June 30, 2015	December 31, 2014
	(in thousands)
Total assets	$13,470,104	$10,600,498
Loans, net of deferred loan fees and costs	10,360,622	8,398,265
Total deposits	11,406,728	8,931,043

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

	June 30, 2015	December 31, 2014
	(in thousands)
Non-accrual loans	$59,425	$67,659
Non-performing assets	207,236	214,661
Non-accrual loans to gross loans	0.58%	0.81%
Net recoveries to average loans (1)	(0.13)	(0.07)

(1)	Annualized for the three months ended June 30, 2015. Actual year-to-date for the year ended December 31, 2014.
Asset and Deposit Growth
The Company’s assets and liabilities are comprised primarily of loans and deposits; therefore, the ability to originate new loans and attract new deposits is fundamental to the Company’s growth. Total assets increased to $13.47 billion at June 30, 2015 from $10.60 billion at December 31, 2014. Total loans, including HFS loans, increased by $1.96 billion, or 23.4%, to $10.36 billion as of June 30, 2015, compared to $8.40 billion as of December 31, 2014. This loan growth primarily relates to the $1.45 billion of loans acquired from Bridge. Total deposits increased $2.48 billion, or 27.7%, to $11.41 billion as of June 30, 2015 from $8.93 billion as of December 31, 2014. The deposit growth primarily relates to the $1.74 billion of deposits acquired from Bridge.
RESULTS OF OPERATIONS
The following table sets forth a summary financial overview for the comparable periods:

	Three Months Ended June 30,		Increase	Six Months Ended June 30,		Increase
	2015	2014	(Decrease)	2015	2014	(Decrease)
	(in thousands, except per share amounts)
Consolidated Income Statement Data:
Interest income	$116,618	$101,973	$14,645	$227,580	$200,674	$26,906
Interest expense	7,900	8,075	(175)	15,754	15,999	(245)
Net interest income	108,718	93,898	14,820	211,826	184,675	27,151
Provision for credit losses	—	507	(507)	700	4,007	(3,307)
Net interest income after provision for credit losses	108,718	93,391	15,327	211,126	180,668	30,458
Non-interest income	(2,191)	5,599	(7,790)	3,742	10,154	(6,412)
Non-interest expense	61,209	52,242	8,967	115,242	101,711	13,531
Income from continuing operations before income taxes	45,318	46,748	(1,430)	99,626	89,111	10,515
Income tax expense	10,599	10,706	(107)	24,717	21,330	3,387
Income from continuing operations	34,719	36,042	(1,323)	74,909	67,781	7,128
Loss from discontinued operations, net of tax	—	(504)	(504)	—	(1,158)	(1,158)
Net income	$34,719	$35,538	$(819)	$74,909	$66,623	$8,286
Net income available to common stockholders	$34,472	$35,186	$(714)	$74,486	$65,918	$8,568
Earnings per share applicable to common stockholders - basic	$0.39	$0.41	$(0.02)	$0.85	$0.76	$0.09
Earnings per share applicable to common stockholders - diluted	$0.39	$0.40	$(0.01)	$0.84	$0.76	$0.08

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
Pre-Tax, Pre-Provision Operating Earnings
Pre-tax, pre-provision operating earnings adjusts the level of earnings to exclude the impact of income taxes, provision for credit losses, and non-recurring or other items not considered part of the Company's core operations. Management believes that eliminating the effects of these items makes it easier to analyze underlying performance trends and enables investors to assess the Company's earnings power and ability to generate capital to cover credit losses.
The following table shows the components of pre-tax, pre-provision operating earnings for the three and six months ended June 30, 2015 and 2014:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in thousands)
Total non-interest (loss) income	$(2,191)	$5,599	$3,742	$10,154
Less:
Gain (loss) on sales of investment securities, net	55	(163)	644	203
Unrealized (losses) gains on assets and liabilities measured at fair value, net	(7,885)	235	(8,194)	(1,041)
Loss on extinguishment of debt	(81)	—	(81)	—
Total operating non-interest income	5,720	5,527	11,373	10,992
Plus: net interest income	108,718	93,898	211,826	184,675
Net operating revenue	$114,438	$99,425	$223,199	$195,667
Total non-interest expense	$61,209	$52,242	$115,242	$101,711
Less:
Net (gain) loss on sales / valuations of repossessed and other assets	(1,218)	184	(1,569)	(2,377)
Acquisition / restructure expense	7,842	26	8,001	183
Total operating non-interest expense	$54,585	$52,032	$108,810	$103,905
Pre-tax, pre-provision operating earnings	$59,853	$47,393	$114,389	$91,762

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

	June 30, 2015	December 31, 2014
	(dollars and shares in thousands)
Total stockholders' equity	$1,514,744	$1,000,928
Less: goodwill and intangible assets	299,975	25,913
Total tangible stockholders' equity	1,214,769	975,015
Less: preferred stock	70,500	70,500
Total tangible common equity	1,144,269	904,515
Plus: deferred tax - attributed to intangible assets	6,515	903
Total tangible common equity, net of tax	$1,150,784	$905,418

Total assets	$13,470,104	$10,600,498
Less: goodwill and intangible assets, net	299,975	25,913
Tangible assets	13,170,129	10,574,585
Plus: deferred tax - attributed to intangible assets	6,515	903
Total tangible assets, net of tax	$13,176,644	$10,575,488

Tangible equity ratio	9.2%	9.2%
Tangible common equity ratio	8.7	8.6
Common shares outstanding	102,291	88,691
Tangible book value per share, net of tax	$11.25	$10.21
Efficiency Ratio
The following table shows the components used in the calculation of the efficiency ratio, which management uses as a metric for assessing cost efficiency:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(dollars in thousands)
Total operating non-interest expense	$54,585	$52,032	$108,810	$103,905

Divided by:
Total net interest income	$108,718	$93,898	$211,826	$184,675
Plus:
Tax equivalent interest adjustment	7,878	6,029	15,267	11,734
Operating non-interest income	5,720	5,527	11,373	10,992
Net operating revenue - TEB	122,316	105,454	238,466	207,401

Efficiency ratio - TEB	44.6%	49.3%	45.6%	50.1%

Adjusted Allowance for Credit Losses
The adjusted allowance for credit losses to gross loans ratio includes an adjustment for the remaining credit marks on acquired performing and purchased credit impaired loans. Under GAAP, the allowance for credit losses on acquired loans is not carried over in an acquisition as acquired loans are recorded at fair value, net of related interest rate and credit marks, which discounts the loans based on expected future cash flows. The credit marks on acquired loans represent the allowance for credit losses carried over to the Company. Therefore, by adding back the remaining credit marks on acquired loans, management believes this is more indicative of the allowance available for inherent losses in the loan portfolio.

	June 30, 2015	December 31, 2014
	(in thousands)
Allowance for credit losses	$115,056	$110,216
Plus: remaining credit marks
Acquired performing loans	16,405	2,335
Purchased credit impaired loans	8,643	9,279
Adjusted allowance for credit losses	$140,104	$121,830

Gross loans held for investment and deferred fees, net	$10,321,221	$8,398,265
Plus: remaining credit marks
Acquired performing loans	16,405	2,335
Purchased credit impaired loans	8,643	9,279
Adjusted loans, net of deferred fees and costs	$10,346,269	$8,409,879

Allowance for credit losses to gross loans	1.11%	1.31%
Allowance for credit losses to gross loans, adjusted for acquisition accounting	1.35	1.45

Regulatory Capital
The following table presents certain financial measures related to regulatory capital under Basel III, which includes common equity Tier 1 and total capital. The FRB and other banking regulators use common equity Tier 1 and total capital as a basis for assessing a bank's capital adequacy; therefore, management believes it is useful to assess financial condition and capital adequacy using this same basis. Specifically, the total capital ratio takes into consideration the risk levels of assets and off-balance sheet financial instruments. In addition, management believes that the classified assets to common equity Tier 1 plus allowance measure is an important regulatory metric for assessing asset quality.

Basel III
June 30, 2015
(dollars in thousands)
Common Equity Tier 1:
Common Equity	$1,444,244
Less:
Accumulated other comprehensive income	15,348
Non-qualifying goodwill and intangibles	289,217
Disallowed deferred tax asset	3,093
Unrealized gain on trust preferred securities	5,965
Common equity Tier 1 (regulatory)	1,130,621
Plus:
Trust preferred securities	81,500
Preferred stock	70,500
Less:
Disallowed deferred tax asset	4,640
Unrealized gain on trust preferred securities	8,948
Tier 1 capital	$1,269,033
Divided by:
Risk-weighted assets (regulatory)	$12,435,603
Common equity Tier 1 ratio	9.1%

Total Capital:
Tier 1 capital (regulatory)	$1,269,033
Plus:
Subordinated debt	136,778
Qualifying allowance for credit losses	115,056
Other	2,124
Less: Tier 2 qualifying capital deductions	—
Tier 2 capital	253,958

Total capital	$1,522,991
Total capital ratio	12.2%

Classified assets to common equity Tier 1 plus allowance for credit losses:
Classified assets	$230,959
Divided by:
Common equity Tier 1 (regulatory)	1,130,621
Plus: Allowance for credit losses	115,056
Total common equity Tier 1 plus allowance for credit losses	$1,245,677
Classified assets to common equity Tier 1 plus allowance	19%

Net Interest Margin
The net interest margin is reported on a TEB. A tax equivalent adjustment is added to reflect interest earned on certain municipal securities and loans that are exempt from federal income tax. The following tables set forth the average balances and interest income on a fully TEB and interest expense for the periods indicated:

	Three Months Ended June 30,
	2015			2014
	Average Balance	Interest	Average Yield / Cost	Average Balance	Interest	Average Yield / Cost
	(dollars in thousands)
Interest earning assets
Loans (1), (2), (3)	$8,837,746	$105,468	5.06%	$7,178,255	$90,583	5.29%
Securities - taxable (1)	1,043,257	5,793	2.22	1,198,620	7,025	2.34
Securities - tax-exempt	380,303	3,483	5.36	431,330	3,869	7.66
Total Securities	1,423,560	9,276	3.06	1,629,950	10,894	3.08
Other	309,437	1,874	2.42	292,386	496	0.68
Total interest earnings assets	10,570,743	116,618	4.71	9,100,591	101,973	4.75
Non-interest earning assets
Cash and due from banks	118,581			138,660
Allowance for credit losses	(114,892)			(105,024)
Bank owned life insurance	143,214			141,844
Other assets	459,075			462,051
Total assets	$11,176,721			$9,738,122
Interest-bearing liabilities
Interest-bearing deposits:
Interest bearing transaction accounts	$971,609	$414	0.17%	$791,501	$385	0.19%
Savings and money market	4,213,013	2,975	0.28	3,583,500	2,691	0.30
Time certificates of deposits	1,834,352	1,973	0.43	1,700,412	1,854	0.44
Total interest-bearing deposits	7,018,974	5,362	0.31	6,075,413	4,930	0.32
Short-term borrowings	177,799	1,774	3.99	236,197	216	0.37
Long-term debt	110,957	313	1.13	280,356	2,486	3.55
Junior subordinated debt	40,831	451	4.42	42,834	443	4.14
Total interest-bearing liabilities	7,348,561	7,900	0.43	6,634,800	8,075	0.49
Non-interest-bearing liabilities
Non-interest-bearing demand deposits	2,593,543			2,045,534
Other liabilities	148,371			126,732
Stockholders’ equity	1,086,246			931,056
Total liabilities and stockholders' equity	$11,176,721			$9,738,122
Net interest income and margin (4)		$108,718	4.41%		$93,898	4.39%
Net interest spread (5)			4.28%			4.26%

(1)	Yields on loans and securities have been adjusted to a TEB. The taxable-equivalent adjustment was $7.9 million and $6.0 million for the three months ended June 30, 2015 and 2014, respectively.

(2)	Net loan fees of $6.1 million and $4.8 million are included in the yield computation for the three months ended June 30, 2015 and 2014, respectively.

(3)	Includes non-accrual loans.

(4)	Net interest margin is computed by dividing net interest income by total average earning assets.

(5)	Net interest spread represents average yield earned on interest-earning assets less the average rate paid on interest bearing liabilities.

	Six Months Ended June 30,
	2015			2014
	Average Balance	Interest	Average Yield / Cost	Average Balance	Interest	Average Yield / Cost
	(dollars in thousands)
Interest earning assets
Loans (1), (2), (3)	$8,693,105	$205,859	5.01%	$7,036,539	$205,859	5.28%
Securities - taxable (1)	1,069,238	12,085	2.87	1,194,498	14,162	2.93
Securities - tax-exempt	382,074	6,979	5.35	446,252	8,057	5.10
Total Securities	1,451,312	19,064	3.07	1,640,750	22,219	3.11
Other	223,283	2,657	2.38	251,551	2,657	0.85
Total interest earnings assets	10,367,700	227,580	4.68	8,928,840	200,674	4.76
Non-interest earning assets
Cash and due from banks	118,337			138,091
Allowance for credit losses	(112,955)			(103,099)
Bank owned life insurance	142,792			141,372
Other assets	454,616			447,654
Total assets	$10,970,490			$9,552,858
Interest-bearing liabilities
Interest-bearing deposits:
Interest bearing transaction accounts	$945,943	$808	0.17%	$778,341	$768	0.20%
Savings and money market	4,062,052	5,751	0.28	3,518,279	5,254	0.30
Time certificates of deposits	1,884,643	3,949	0.42	1,660,212	3,573	0.43
Total interest-bearing deposits	6,892,638	10,508	0.30	5,956,832	9,595	0.32
Short-term borrowings	177,647	3,525	3.97	201,799	345	0.34
Long-term debt	156,222	829	1.06	291,031	5,195	3.57
Junior subordinated debt	40,637	892	4.39	42,355	864	4.08
Total interest-bearing liabilities	7,267,144	15,754	0.43	6,492,017	15,999	0.49
Non-interest-bearing liabilities
Non-interest-bearing demand deposits	2,482,314			2,049,806
Other liabilities	162,658			102,251
Stockholders’ equity	1,058,374			908,784
Total liabilities and stockholders' equity	$10,970,490			$9,552,858
Net interest income and margin (4)		$211,826	4.38%		$184,675	4.40%
Net interest spread (5)			4.25%			4.27%

(1)	Yields on loans and securities have been adjusted to a TEB. The taxable-equivalent adjustment was $15.3 million and $11.7 million for the six months ended June 30, 2015 and 2014, respectively.

(2)	Net loan fees of $11.2 million and $8.9 million are included in the yield computation for the six months ended June 30, 2015 and 2014, respectively.

(3)	Includes non-accrual loans.

(4)	Net interest margin is computed by dividing net interest income by total average earning assets.

(5)	Net interest spread represents average yield earned on interest-earning assets less the average rate paid on interest bearing liabilities.

	Three Months Ended June 30,			Six Months Ended June 30,
	2015 versus 2014			2015 versus 2014
	Increase (Decrease) Due to Changes in (1)			Increase (Decrease) Due to Changes in (1)
	Volume	Rate	Total	Volume	Rate	Total
	(in thousands)
Interest income:
Loans	$19,804	$(4,919)	$14,885	$39,229	$(10,757)	$28,472
Interest on investment securities	(1,345)	(273)	(1,618)	(2,488)	(667)	(3,155)
Federal funds sold and other	103	1,275	1,378	(336)	1,925	1,589
Total interest income	18,562	(3,917)	14,645	36,405	(9,499)	26,906

Interest expense:
Interest bearing transaction accounts	77	(48)	29	143	(103)	40
Savings and money market	445	(161)	284	770	(273)	497
Time deposits	144	(25)	119	470	(94)	376
Short-term borrowings	(583)	2,141	1,558	(480)	3,660	3,180
Long-term debt	(478)	(1,695)	(2,173)	(715)	(3,651)	(4,366)
Junior subordinated debt	(22)	30	8	(38)	66	28
Total interest expense	(417)	242	(175)	150	(395)	(245)

Net increase (decrease)	$18,979	$(4,159)	$14,820	$36,255	$(9,104)	$27,151

(1)	Changes due to both volume and rate have been allocated to volume changes.
Comparison of interest income, interest expense and net interest margin
The Company’s primary source of revenue is interest income. Interest income for the three months ended June 30, 2015 was $116.6 million, an increase of 14.4%, compared to $102.0 million for the three months ended June 30, 2014. This increase was primarily the result of a $1.66 billion increase in the average loan balance which drove a $14.9 million increase in loan interest income for the three months ended June 30, 2015 compared to the three months ended June 30, 2014. Additionally, interest income for the three months ended June 30, 2015 includes $3.2 million of accretion income from PCI loans, compared to $4.9 million for the same period 2014. Interest income on investment securities decreased $1.6 million and other interest income increased by $1.4 million for the comparable period. Despite the increase in interest income, average yield on interest earning assets dropped 4 basis points for the three months ended June 30, 2015 compared to the same period in 2014, which was primarily the result of decreased yields on loans of 23 basis points.
For the six months ended June 30, 2015, interest income was $227.6 million, an increase of 13.4%, compared to $200.7 million for the six months ended June 30, 2014. This increase was primarily the result of a $1.66 billion increase in the average loan balance which drove a $28.5 million increase in loan interest income for the six months ended June 30, 2015. Additionally, interest income for the six months ended June 30, 2015 includes $5.2 million of accretion income from PCI loans, compared to $8.3 million for the same period 2014. Interest income on investment securities decreased $3.2 million and other interest income increased by $1.6 million for the comparable period. Despite the increase in interest income, average yield on interest earning assets dropped 8 basis points for the six months ended June 30, 2015 compared to the same period in 2014, which was primarily the result of decreased yields on loans of 27 basis points.
Interest expense for the three months ended June 30, 2015 was $7.9 million, compared to $8.1 million for the three months ended June 30, 2014. Interest expense on deposits increased $0.4 million for the same period as average interest bearing deposits for the quarter increased $943.6 million, offset by a 1 basis point decrease in average cost of interest bearing deposits. Interest expense on borrowings decreased by $0.6 million as a result of a $227.8 million decrease in average borrowings for the quarter.
For the six months ended June 30, 2015, interest expense was $15.8 million, compared to $16.0 million for the six months ended June 30, 2014. Interest expense on deposits increased $0.9 million for the same period as average interest bearing deposits increased $935.8 million, offset by a 2 basis point decrease in average cost of interest bearing deposits. Interest expense on borrowings decreased by $1.2 million as a result of a $159.0 million decrease in average borrowings for the year.

Net interest income was $108.7 million for the three months ended June 30, 2015, compared to $93.9 million for the three months ended June 30, 2014, an increase of $14.8 million, or 15.8%. The increase in net interest income reflects a $1.47 billion increase in average interest earning assets, offset by a $713.8 million increase in average interest-bearing liabilities. The increase in net interest margin of 2 basis points was mostly due to a 6 basis point decrease in our average cost of interest-bearing liabilities during the three months ended June 30, 2015 compared to the same period in 2014.
For the six months ended June 30, 2015, net interest income was $211.8 million, compared to $184.7 million for the six months ended June 30, 2014. The increase in net interest income reflects a $1.44 billion increase in average interest earning assets, offset by a $775.1 million increase in average interest-bearing liabilities. The decrease in net interest margin of 2 basis points was mostly due to a 27 basis point decrease in our average loan yield during the six months ended June 30, 2015 compared to the same period in 2014.
Provision for Credit Losses
The provision for credit losses in each period is reflected as a reduction in earnings in that period. The provision is equal to the amount required to maintain the allowance for credit losses at a level that is adequate to absorb probable credit losses inherent in the loan portfolio. There was no provision for credit losses for the three months ended June 30, 2015, compared with $0.5 million for the three months ended June 30, 2014. For the six months ended June 30, 2015, the provision for credit losses was $0.7 million, compared to $4.0 million for the six months ended June 30, 2014. The provision decrease was primarily due to an improvement in underlying asset quality. The Company may establish an additional allowance for credit losses for PCI loans through provision for credit losses when impairment is determined as a result of lower than expected cash flows. As of June 30, 2015 and December 31, 2014, the allowance for credit losses on PCI loans was less than $0.1 million and $0.3 million, respectively.
Non-interest Income
The following table presents a summary of non-interest income for the periods presented:

	Three Months Ended June 30,			Six Months Ended June 30,
	2015	2014	Increase (Decrease)	2015	2014	Increase (Decrease)
	(in thousands)
Service charges and fees	$3,128	$2,758	$370	$6,017	$5,319	$698
Income from bank owned life insurance	772	959	(187)	1,749	1,908	(159)
Card income	899	860	39	1,712	1,645	67
Gain (loss) on sales of investment securities, net	55	(163)	218	644	203	441
Loss on extinguishment of debt	(81)	—	(81)	(81)	—	(81)
Unrealized (losses) gains on assets and liabilities measured at fair value, net	(7,885)	235	(8,120)	(8,194)	(1,041)	(7,153)
Other income	921	950	(29)	1,895	2,120	(225)
Total non-interest (loss) income	$(2,191)	$5,599	$(7,790)	$3,742	$10,154	$(6,412)
Total non-interest income for the three months ended June 30, 2015 compared to the three months ended June 30, 2014 decreased by $7.8 million. The decrease in non-interest income is largely attributable to the $8.1 million increase in net unrealized losses on assets and liabilities measured at fair value, which primarily relates to the fair value adjustment of junior subordinated debt due to updated valuation inputs as discussed in "Note 7. Qualifying Debt" to the Consolidated Financial Statements. The loss resulting from the fair value adjustment of junior subordinated debt was $7.7 million for the three months ended June 30, 2015, compared to a gain of $0.1 million for the three months ended June 30, 2014.
Total non-interest income for the six months ended June 30, 2015 compared to the six months ended June 30, 2014 decreased by $6.4 million, or 63.1%. The decrease in non-interest income is largely attributable to the $7.2 million increase in net unrealized losses on assets and liabilities measured at fair value, which primarily relates to the fair value adjustment of junior subordinated debt. The loss resulting from the fair value adjustment of junior subordinated debt was $8.0 million for the six months ended June 30, 2015, compared to a loss of $0.9 million for the six months ended June 30, 2014. This decrease was slightly offset by the $0.7 million increase in service charges and fees.

Non-interest Expense
The following table presents a summary of non-interest expense for the periods presented:

	Three Months Ended June 30,			Six Months Ended June 30,
	2015	2014	Increase (Decrease)	2015	2014	Increase (Decrease)
	(in thousands)
Salaries and employee benefits	$32,406	$31,751	$655	$64,947	$61,306	$3,641
Occupancy	4,949	4,293	656	9,762	8,979	783
Legal, professional, and directors' fees	4,611	4,192	419	8,606	7,831	775
Data processing	2,683	2,580	103	5,809	5,309	500
Insurance	2,274	2,087	187	4,364	4,480	(116)
Loan and repossessed asset expenses	1,284	889	395	2,374	2,036	338
Card expense	613	530	83	1,087	1,130	(43)
Marketing	463	506	(43)	840	1,065	(225)
Intangible amortization	281	302	(21)	562	899	(337)
Net (gain) loss on sales / valuations of repossessed and other assets	(1,218)	184	1,402	(1,569)	(2,377)	(808)
Acquisition / restructure expense	7,842	26	7,816	8,001	183	7,818
Other expense	5,021	4,902	119	10,459	10,870	(411)
Total non-interest expense	$61,209	$52,242	$8,967	$115,242	$101,711	$13,531
Total non-interest expense for the three months ended June 30, 2015 compared to the three months ended June 30, 2014 increased $9.0 million, or 17.2%. This increase primarily relates to an increase in acquisition / restructure expense, salaries and employee benefits, and occupancy, which was slightly offset by the increase in the net gain on sales / valuation of repossessed and other assets. The increase in the acquisition / restructure expense relates to the acquisition of Bridge. The increase in salaries and employee benefits is the result of growth in staffing to support continued asset growth. Further, the $1.4 million increase in the net gain on sales / valuations of repossessed and other assets for the same period is due to greater non-recurring gains from the performance of OREO and other assets owned by the Company period over period.
Total non-interest expense for the six months ended June 30, 2015 compared to the six months ended June 30, 2014 increased $13.5 million, or 13.3%. This increase primarily relates to an increase in acquisition / restructure expense and salaries and employee benefits. The increase in the acquisition / restructure expense relates to our acquisition of Bridge. The increase in salaries and employee benefits is the result of growth in staffing to support continued asset growth as well as an increase in performance awards.
Income Taxes
The effective tax rate for the six months ended June 30, 2015 was 24.81%, compared to 23.94% for the six months ended June 30, 2014. The increase in the effective tax rate is primarily due to proportionately lower tax-exempt income, increased state taxes, and a decrease in the amount of valuation allowance that will be released during 2015.
Business Segment Results
The operating segments are as follows: Arizona, Nevada, Southern California, Northern California, CBL, and Corporate & Other.
Arizona reported a gross loan balance of $2.43 billion at June 30, 2015, compared to $2.34 billion at December 31, 2014, and $2.13 billion at June 30, 2014. In addition, total deposits at June 30, 2015 were $2.37 billion, compared to $2.18 billion at December 31, 2014, and $2.12 billion at June 30, 2014. Pre-tax income was $17.8 million and $17.3 million for the three months ended June 30, 2015 and 2014, respectively, and $33.6 million and $29.9 million for the six months ended June 30, 2015 and 2014, respectively.
Nevada reported a gross loan balance of $1.76 billion at June 30, 2015, compared to $1.67 billion at December 31, 2014 and $1.68 billion at June 30, 2014. In addition, total deposits at June 30, 2015 were $3.32 billion, compared to $3.23 billion at December 31, 2014, and $3.19 billion at June 30, 2014. Pre-tax income was $20.5 million and $17.7 million for the three months ended June 30, 2015 and 2014, respectively, and $37.2 million and $34.2 million for the six months ended June 30, 2015 and 2014, respectively.

Southern California reported a gross loan balance of $1.66 billion at June 30, 2015, compared to $1.55 billion at December 31, 2014, and $1.52 billion at June 30, 2014. In addition, total deposits at June 30, 2015 were $1.95 billion, compared to $1.74 billion at December 31, 2014, and $1.67 billion at June 30, 2014. Pre-tax income was $12.5 million and $12.6 million for the three months ended June 30, 2015 and 2014, respectively, and $24.4 million and $21.9 million for the six months ended June 30, 2015 and 2014, respectively.
Northern California reported a gross loan balance of $1.08 billion at June 30, 2015, compared to $198.6 million at December 31, 2014, and $179.5 million at June 30, 2014. Total deposits at June 30, 2015 were $1.55 billion, compared to $584.0 million at December 31, 2014, and $394.9 million at June 30, 2014. Pre-tax income was $2.8 million and $1.4 million for the three months ended June 30, 2015 and 2014, respectively, and $5.3 million and $2.5 million for the six months ended June 30, 2015 and 2014, respectively.
CBL reported a gross loan balance of $3.39 billion at June 30, 2015, compared to $2.59 billion at December 31, 2014, and $1.95 billion at June 30, 2014. In addition, total deposits at June 30, 2015 were $1.95 billion, compared to $946.6 million at December 31, 2014, and $886.3 million at June 30, 2014. Pre-tax income was $14.0 million and $6.8 million for the three months ended June 30, 2015 and 2014, respectively, and $27.3 million and $12.1 million for the six months ended June 30, 2015 and 2014, respectively.
BALANCE SHEET ANALYSIS
Total assets increased $2.87 billion, or 27.1%, to $13.47 billion at June 30, 2015, compared to $10.60 billion at December 31, 2014. The increase in assets primarily relates to the assets acquired from Bridge. Loans increased $1.96 billion, or 23.4%, to $10.36 billion at June 30, 2015, including $1.45 billion acquired from Bridge, and $515 million organic growth.
Total liabilities increased $2.36 billion, or 24.5%, to $11.96 billion at June 30, 2015, compared to $9.60 billion at December 31, 2014. The increase in liabilities is due to the increase in total deposits of $2.48 billion, or 27.7%, to $11.41 billion, including $1.74 billion acquired from Bridge, and $734 million of organic growth.
Total stockholders’ equity increased by $513.8 million, or 51.3%, to $1.51 billion at June 30, 2015, compared to $1.00 billion at December 31, 2014. The merger of Bridge increased stockholders equity by $431 million primarily due to the issuance of 12.5 million shares of the Company's stock.
Investment securities
Investment securities are classified at the time of acquisition as either HTM, AFS, or trading based upon various factors, including asset/liability management strategies, liquidity and profitability objectives, and regulatory requirements. HTM securities are carried at amortized cost, adjusted for amortization of premiums or accretion of discounts. AFS securities are securities that may be sold prior to maturity based upon asset/liability management decisions. Investment securities classified as AFS are carried at fair value. Unrealized gains or losses on AFS securities are recorded as part of AOCI in stockholders’ equity. Amortization of premiums or accretion of discounts on MBS is periodically adjusted for estimated prepayments. Investment securities measured at fair value are reported at fair value, with unrealized gains and losses included in current period earnings.

The investment securities portfolio of the Company is utilized as collateral for borrowings, required collateral for public deposits, and customer repurchase agreements, and to manage liquidity, capital, and interest rate risk. The following table summarizes the carrying value of the investment securities portfolio for each of the periods below:

	June 30, 2015	December 31, 2014
	(in thousands)
Collateralized debt obligations	$10,804	$11,445
Commercial MBS issued by GSEs	13,209	2,147
Corporate debt securities	13,665	52,489
CRA investments	32,537	24,332
Municipal obligations	292,413	299,037
Mutual funds	—	37,702
Preferred stock	83,051	82,612
Private label commercial MBS	4,979	5,149
Private label residential MBS	102,071	70,243
Residential MBS issued by GSEs	873,058	893,047
Trust preferred securities	25,648	25,546
U.S. government sponsored agency securities	24,609	18,346
U.S. treasury securities	3,891	—
Total investment securities	$1,479,935	$1,522,095
Gross unrealized losses at June 30, 2015 are primarily caused by interest rate fluctuations, credit spread widening, and reduced liquidity in applicable markets. The Company has reviewed securities on which there is an unrealized loss in accordance with its accounting policy for OTTI securities described in "Note 3. Investment Securities" to the Unaudited Consolidated Financial Statements contained herein. There were no impairment charges recorded during the three and six months ended June 30, 2015 and 2014.
The Company does not consider any securities to be other-than-temporarily impaired as of June 30, 2015 and December 31, 2014. However, the Company cannot guarantee that additional OTTI will not occur in future periods. At June 30, 2015, the Company had the intent and ability to retain its investments for a period of time sufficient to allow for any anticipated recovery in fair value.
Loans
The table below summarizes the distribution of the Company’s held for investment loan portfolio at the end of each of the periods indicated:

	June 30, 2015	December 31, 2014
	(in thousands)
Loans, held for investment
Commercial and industrial	$4,576,303	$3,326,708
Commercial real estate - non-owner occupied	2,195,018	2,052,566
Commercial real estate - owner occupied	2,019,280	1,732,888
Construction and land development	1,002,698	748,053
Residential real estate	320,591	299,402
Commercial leases	183,378	205,639
Consumer	23,953	33,009
Loans, net of deferred loan fees and costs	10,321,221	8,398,265
Allowance for credit losses	(115,056)	(110,216)
Total loans HFI	$10,206,165	$8,288,049
Net deferred loan fees and costs as of June 30, 2015 and December 31, 2014 total $14.0 million and $12.5 million, respectively. Net unamortized discounts on loans total $8.1 million and $7.5 million as of June 30, 2015 and December 31, 2014, respectively.

As of June 30, 2015, the Company also has $39.4 million of HFS loans.
Concentrations of Lending Activities
The Company monitors concentrations within five broad categories: geography, industry, product, call report classifications, and collateral. The Company’s loan portfolio includes significant credit exposure to the CRE market. At June 30, 2015 and December 31, 2014, CRE related loans accounted for approximately 51% and 54% of total loans, respectively. Substantially all of these loans are secured by first liens with an initial loan to value ratio of generally not more than 75%. Approximately 48% and 46% of these CRE loans, excluding construction and land loans, were owner-occupied at June 30, 2015 and December 31, 2014, respectively.
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
In addition to our own internal loan review process, regulators may from time to time direct the Company to modify loan grades, loan impairment calculations, or loan impairment methodology.
Total non-performing loans decreased by $9.6 million, or 6.1%, at June 30, 2015 to $147.9 million from $157.5 million at December 31, 2014.

	June 30, 2015	December 31, 2014
	(dollars in thousands)
Total non-accrual loans (1)	$59,425	$67,659
Loans past due 90 days or more on accrual status	8,284	5,132
Troubled debt restructured loans (2)	80,192	84,720
Total nonperforming loans	147,901	157,511
Other impaired loans	3,248	9,239
Total impaired loans	$151,149	$166,750
Other assets acquired through foreclosure, net	$59,335	$57,150
Non-accrual loans to gross loans held for investment	0.58%	0.81%
Loans past due 90 days or more on accrual status to total loans	0.08	0.06

(1)	Includes non-accrual TDR loans of $42.6 million and $53.6 million as of June 30, 2015 and December 31, 2014, respectively.

(2)	Includes accruing TDR loans only.
Interest income received on non-accrual loans was $0.5 million and $1.2 million for the three and six months ended June 30, 2015, respectively, compared to $0.6 million and $1.2 million for the three and six months ended June 30, 2014, respectively. The interest income that would have been recorded under the original terms of non-accrual loans was $0.7 million and $1.4 million for the three and six months ended June 30, 2015, respectively, compared to $0.8 million and $1.8 million for the three and six months ended June 30, 2014, respectively.

The composition of non-accrual loans by loan type and by segment were as follows:

	At June 30, 2015			December 31, 2014
	Non-accrual Balance	Percent	Percent of Total HFI Loans	Non-accrual Balance	Percent	Percent of Total HFI Loans
	(dollars in thousands)
Commercial and industrial	$6,980	11.75%	0.07%	$3,490	5.16%	0.04%
Commercial real estate	39,615	66.67	0.38	52,457	77.54	0.63
Construction and land development	2,516	4.23	0.03	5,326	7.87	0.06
Residential real estate	10,117	17.02	0.10	6,173	9.12	0.07
Consumer	197	0.33	—	213	0.31	0.01
Total non-accrual loans	$59,425	100.00%	0.58%	$67,659	100.00%	0.81%

	June 30, 2015		December 31, 2014
	Nonaccrual Loans	Percent of Segment's Total Loans	Nonaccrual Loans	Percent of Segment's Total Loans
Arizona	17,641	0.73%	24,179	1.03%
Nevada	15,354	0.87%	26,678	1.60%
Southern California	7,141	0.26%	388	0.02%
Northern California	—	—%	—	—%
Central Business Lines	3,797	0.11%	188	0.01%
Corporate & Other	15,492	38.22%	16,225	35.30%
Total non-accrual loans	59,425		67,658
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
As of June 30, 2015 and December 31, 2014, the aggregate amount of loans classified as impaired was $151.1 million and $166.8 million, respectively, a net decrease of 9.4%. The total specific allowance for credit losses related to these loans was $7.2 million and $10.8 million for June 30, 2015 and December 31, 2014, respectively. The Company had $80.2 million and $84.7 million in loans classified as accruing restructured loan for June 30, 2015 and December 31, 2014, respectively.
Impaired loans by segment at June 30, 2015 were as follows:

	June 30, 2015	December 31, 2014
Arizona	32,884	43,174
Nevada	66,671	78,072
Southern California	9,363	5,203
Northern California	—	—
Central Business Lines	3,797	188
Corporate & Other	38,434	40,113
Total impaired loans	151,149	166,750

The following tables present a breakdown of total impaired loans and the related specific reserves for the periods indicated:

	June 30, 2015
	Impaired Balance	Percent	Percent of Total HFI Loans	Reserve Balance	Percent	Percent of Total Allowance
	(dollars in thousands)
Commercial and industrial	$15,736	10.41%	0.15%	$1,686	23.56%	1.47%
Commercial real estate	93,361	61.77	0.90	3,334	46.58	2.90
Construction and land development	19,117	12.65	0.19	1,416	19.78	1.23
Residential real estate	22,611	14.96	0.22	717	10.02	0.62
Consumer	324	0.21	—	4	0.06	—
Total impaired loans	$151,149	100.00%	1.46%	$7,157	100.00%	6.22%

	December 31, 2014
	Impaired Balance	Percent	Percent of Total HFI Loans	Reserve Balance	Percent	Percent of Total Allowance
	(dollars in thousands)
Commercial and industrial	$14,122	8.47%	0.17%	$1,965	18.25%	1.78%
Commercial real estate	111,217	66.70	1.32	4,619	42.91	4.19
Construction and land development	21,748	13.04	0.26	3,112	28.91	2.82
Residential real estate	19,300	11.57	0.23	1,052	9.77	0.95
Consumer	363	0.22	—	17	0.16	0.02
Total impaired loans	$166,750	100.00%	1.98%	$10,765	100.00%	9.76%

Allowance for Credit Losses
The following table summarizes the activity in our allowance for credit losses for the period indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(dollars in thousands)
Allowance for credit losses:
Balance at beginning of period	$112,098	$103,899	$110,216	$100,050
Provision charged to operating expense:
Commercial and industrial	2,028	3,152	5,590	3,544
Commercial real estate	(903)	(1,422)	(1,958)	978
Construction and land development	165	(247)	(551)	1,723
Residential real estate	(1,233)	(861)	(2,156)	(1,351)
Consumer	(57)	(115)	(225)	(887)
Total Provision	—	507	700	4,007
Recoveries of loans previously charged-off:
Commercial and industrial	681	1,254	1,597	2,176
Commercial real estate	1,738	1,248	2,121	1,808
Construction and land development	1,373	498	1,530	709
Residential real estate	1,184	314	1,717	867
Consumer	24	191	64	361
Total recoveries	5,000	3,505	7,029	5,921
Loans charged-off:
Commercial and industrial	(1,771)	(1,038)	(2,164)	(2,516)
Commercial real estate	—	(330)	—	(501)
Construction and land development	—	(78)	—	(78)
Residential real estate	(218)	(523)	(618)	(929)
Consumer	(53)	(5)	(107)	(17)
Total charged-off	(2,042)	(1,974)	(2,889)	(4,041)
Net recoveries	2,958	1,531	4,140	1,880
Balance at end of period	$115,056	$105,937	$115,056	$105,937
Net recoveries to average loans outstanding - annualized	0.13%	0.09%	0.19%	0.11%
Allowance for credit losses to gross loans	1.11	1.49
The following table summarizes the allocation of the allowance for credit losses by loan type. However, the allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

	June 30, 2015			December 31, 2014
	Amount	Percent of Total Allowance for Credit Loss	Percent of Loans to Total HFI Loans	Amount	Percent of Total Allowance for Credit Loss	Percent of Loans to Total HFI Loans
	(dollars in thousands)
Commercial and industrial	$59,589	51.7%	46.2%	$54,566	49.5%	42.1%
Commercial real estate	28,946	25.2	40.8	28,783	26.1	45.0
Construction and land development	19,537	17.0	9.7	18,558	16.8	8.9
Residential real estate	6,399	5.6	3.1	7,456	6.8	3.6
Consumer	585	0.5	0.2	853	0.8	0.4
Total	$115,056	100.0%	100.0%	$110,216	100.0%	100.0%
The allowance for credit losses as a percentage of total loans decreased to 1.11% at June 30, 2015 from 1.31% at December 31, 2014. The total balance of the allowance for credit losses has increased due to the increase in the size of the loan portfolio. However, the increase in the allowance is not proportional to the increase in the portfolio as the Company has experienced improved credit quality in its portfolio as reflected in net recoveries achieved during the three and six months ended June 30, 2015 as well as a change in portfolio mix toward higher rated credits.

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

	June 30, 2015
	Number of Loans	Loan Balance	Percent	Percent of Total HFI Loans
	(dollars in thousands)
Commercial and industrial	120	$54,098	50.14%	0.53%
Commercial real estate	56	45,758	42.42	0.45
Construction and land development	3	2,080	1.93	0.02
Residential real estate	16	5,505	5.10	0.05
Consumer	9	437	0.41	—
Total	204	$107,878	100.00%	1.05%

	At December 31, 2014
	Number of Loans	Loan Balance	Percent	Percent of Total HFI Loans
	(dollars in thousands)
Commercial and industrial	76	$24,060	23.89%	0.29%
Commercial real estate	55	53,514	53.14	0.64
Construction and land development	6	15,646	15.53	0.19
Residential real estate	16	7,121	7.07	0.08
Consumer	10	377	0.37	—
Total	163	$100,718	100.00%	1.20%
Total potential problem loans are primarily secured by real estate.

Other Assets Acquired Through Foreclosure
The following table represents the changes in other assets acquired through foreclosure:

	Three Months Ended June 30,
	2015
	Gross Balance	Valuation Allowance	Net Balance
	(in thousands)
Balance, beginning of period	$77,968	$(14,209)	$63,759
Additions from acquisition of Bridge	1,550	—	1,550
Transfers to other assets acquired through foreclosure, net	5,739	—	5,739
Proceeds from sale of other real estate owned and repossessed assets, net	(15,415)	2,480	(12,935)
Valuation adjustments, net	—	(718)	(718)
Gains, net (1)	1,940	—	1,940
Balance, end of period	71,782	(12,447)	59,335

	2014
Balance, beginning of period	$72,226	$(15,776)	$56,450
Transfers to other assets acquired through foreclosure, net	4,309	—	4,309
Proceeds from sale of other real estate owned and repossessed assets, net	(1,903)	683	(1,220)
Valuation adjustments, net	—	(258)	(258)
Gains, net (1)	11	—	11
Balance, end of period	$74,643	$(15,351)	$59,292

	Six Months Ended June 30,
	2015
	Gross Balance	Valuation Allowance	Net Balance
	(in thousands)
Balance, beginning of period	$71,421	$(14,271)	$57,150
Additions from acquisition of Bridge	1,550	—	1,550
Transfers to other assets acquired through foreclosure, net	13,459	—	13,459
Proceeds from sale of other real estate owned and repossessed assets, net	(17,703)	3,328	(14,375)
Valuation adjustments, net	—	(1,504)	(1,504)
Gains, net (2)	3,055	—	3,055
Balance, end of period	$71,782	$(12,447)	$59,335

	2014
Balance, beginning of period	$88,421	$(21,702)	$66,719
Transfers to other assets acquired through foreclosure, net	6,419	—	6,419
Proceeds from sale of other real estate owned and repossessed assets, net	(21,376)	6,644	(14,732)
Valuation adjustments, net	—	(293)	(293)
Gains, net (2)	1,179	—	1,179
Balance, end of period	$74,643	$(15,351)	$59,292

(1)	Includes net gains related to initial transfers to other assets of zero during both the three months ended June 30, 2015 and 2014, pursuant to accounting guidance.

(2)	Includes net gains related to initial transfers to other assets of $0.6 million and zero during the six months ended June 30, 2015 and 2014, respectively, pursuant to accounting guidance.
Other assets acquired through foreclosure consist primarily of properties acquired as a result of, or in-lieu-of, foreclosure. OREO and other repossessed property are reported at the lower of carrying value or fair value less estimated costs to sell the property. Costs relating to the development or improvement of the assets are capitalized and costs relating to holding the assets are charged to expense.

The Company had $59.3 million and $57.2 million of such assets at June 30, 2015 and December 31, 2014. At June 30, 2015, the Company held 56 OREO properties, compared to 67 at December 31, 2014.
Goodwill and Other Intangible Assets
Goodwill represents the excess consideration paid for net assets acquired in a business combination over their fair value and is subsequently evaluated for impairment at least annually. The Company has goodwill of $282.9 million, which includes $259.6 million acquired in the Bridge acquisition. Intangible assets total $17.1 million at June 30, 2015, which includes $15.0 million acquired in the Bridge acquisition. The goodwill and intangible balances at June 30, 2015 are allocated to the Nevada, Northern California, and CBL operating segments. See "Note 2. Mergers, Acquisitions and Dispositions" for further discussion of the Bridge acquisition and the allocation of goodwill and intangible assets acquired.
The Company performs its annual goodwill and intangibles impairment tests as of October 1 each year, or more often if events or circumstances indicate that the carrying value may not be recoverable. During the three and six months ended June 30, 2015 and 2014, there were no events or circumstances that indicated an interim impairment test of goodwill or other intangible assets was necessary.
Deferred Tax Assets
Deferred tax assets and liabilities are determined based on differences between the financial reporting and income tax bases of assets (other than non-deductible goodwill) and liabilities. Deferred tax assets are measured using the income tax rate expected to be in effect when the taxes are actually paid or recovered. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted. Deferred tax assets are recorded to the extent these assets are more-likely-than-not to be realized.
See "Note 12. Income Taxes" to the Consolidated Financial Statements for further discussion on income taxes.
Deposits
Deposits are the primary source for funding the Company's asset growth. Total deposits increased to $11.41 billion at June 30, 2015, from $8.93 billion at December 31, 2014, an increase of $2.48 billion, or 27.7%. This increase was primarily due to the Bridge acquisition of $1.74 billion deposits. The non-interest-bearing demand deposit and savings and money market increased by $1.64 billion and $864.2 million, respectively.
WAB is a member of Promontory, a network that offers deposit placement services such as CDARS and ICS services, which offer products that qualify for FDIC insurance on large deposits. At June 30, 2015, the Company had $599.3 million of CDARS deposits and $748.9 million of ICS deposits, compared to $700.7 million of CDARS deposits and $479.2 million of ICS deposits at December 31, 2014. At June 30, 2015 and December 31, 2014, the Company also had $397.3 million and $321.5 million, respectively, of wholesale brokered deposits.

The average balances and weighted average rates paid on deposits are presented below:

	Three Months Ended June 30,
	2015		2014
	Average Balance	Rate	Average Balance	Rate
	(dollars in thousands)
Interest checking (NOW)	$971,609	0.17%	$791,501	0.19%
Savings and money market	4,213,013	0.28	3,583,500	0.30
Time	1,834,352	0.43	1,700,412	0.44
Total interest-bearing deposits	7,018,974	0.31	6,075,413	0.32
Non-interest-bearing demand deposits	2,593,543	—	2,045,534	—
Total deposits	$9,612,517	0.22%	$8,120,947	0.24%

	Six Months Ended June 30,
	2015		2014
	Average Balance	Rate	Average Balance	Rate
	(dollars in thousands)
Interest checking (NOW)	$945,943	0.17%	$778,341	0.20%
Savings and money market	4,062,052	0.28	3,518,279	0.30
Time	1,884,643	0.42	1,660,212	0.43
Total interest-bearing deposits	6,892,638	0.30	5,956,832	0.32
Non-interest-bearing demand deposits	2,482,314	—	2,049,806	—
Total deposits	$9,374,952	0.22%	$8,006,638	0.24%
Securities Sold Short
During the second quarter of 2015, the Company entered into a Treasury short transaction to mitigate the interest rate risk profile of floating-rate loans that are currently priced at their floor rate. The Company sold short fixed-rate Treasury securities and invested the proceeds in a short-term repurchase agreement. The balance was $57.6 million at June 30, 2015.
Other Borrowings
The Company from time to time utilizes short-term borrowed funds to support short-term liquidity needs generally created by increased loan demand. The majority of these short-term borrowed funds consist of advances from the FHLB and FRB, federal funds purchased, and customer repurchase agreements. The Company’s borrowing capacity with the FHLB and FRB is determined based on collateral pledged, generally consisting of securities and loans. In addition, the Company has borrowing capacity from other sources, collateralized by securities, including securities sold under agreements to repurchase, which are reflected at the amount of cash received in connection with the transaction, and may require additional collateral based on the fair value of the underlying securities. At June 30, 2015, total short-term borrowed funds consisted of customer repurchases of $42.2 million, FHLB advances of $11.1 million, and Senior Notes of $58.4 million, maturing in September 2015. At December 31, 2014, total short-term borrowed funds consisted of customer repurchases of $54.9 million, Senior Notes with a carrying value of $58.2 million, a revolving line of credit of $25.0 million, and FHLB advances of $97.0 million.
At June 30, 2015, the Company did not have FHLB advances classified as long-term. At December 31, 2014, total long-term debt consisted of $210.1 million of FHLB advances.
Qualifying Debt
At June 30, 2015, total qualifying debt consisted of $150.0 million of subordinated debt, recorded net of debt issuance costs of $1.6 million, and junior subordinated debt of $59.8 million. At December 31, 2014, qualifying debt consisted of junior subordinated debt of $40.4 million.

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

	June 30, 2015
	Available Balance	Outstanding Balance
	(in millions)

Unsecured fed funds credit lines at correspondent banks	$100.0	$—
Other lines with correspondent banks:
Secured other lines with correspondent banks	$25.0	$—
Unsecured other lines with correspondent banks	45.0	—
Total other lines with correspondent banks	$70.0	$—
In addition to lines of credit, the Company has borrowing capacity with the FHLB and FRB from pledged loans and securities. The borrowing capacity, outstanding borrowings, and available credit as of June 30, 2015 are presented in the following table:

June 30, 2015
(in millions)
FHLB:
Borrowing capacity	$1,965.2
Outstanding borrowings	11.0
Letters of credit	422.9
Total available credit	$1,531.3

FRB:
Borrowing capacity	$1,627.0
Outstanding borrowings	—
Total available credit	$1,627.0
The Company has a formal liquidity policy and, in the opinion of management, our liquid assets are considered adequate to meet cash flow needs for loan funding and deposit cash withdrawals for the next 90-120 days. At June 30, 2015, there was $1.52 billion in liquid assets, comprised of $701.2 million in cash, cash equivalents, and money market investments and $823.1 million in unpledged marketable securities. At December 31, 2014, the Company maintained $862.5 million in liquid assets, comprised of $165.3 million of cash, cash equivalents, and money market investments, and $697.2 million of unpledged marketable securities.
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
On a long-term basis, the Company’s liquidity will be met by changing the relative distribution of our asset portfolios (for example, by reducing investment or loan volumes, or selling or encumbering assets). Further, the Company can increase liquidity by soliciting higher levels of deposit accounts through promotional activities and/or borrowing from correspondent banks, the FHLB of San Francisco, and the FRB. At June 30, 2015, our long-term liquidity needs primarily relate to funds required to support loan originations, commitments, and deposit withdrawals, which can be met by cash flows from investment payments and maturities, and investment sales, if necessary.
The Company’s liquidity is comprised of three primary classifications: 1) cash flows provided by operating activities; 2) cash flows used in investing activities; and 3) cash flows provided by financing activities. Net cash provided by or used in operating activities consists primarily of net income, adjusted for changes in certain other asset and liability accounts and certain non-cash income and expense items, such as the provision for credit losses, investment and other amortization and depreciation. For the six months ended June 30, 2015 and 2014, net cash provided by operating activities was $77.0 million and $60.5 million, respectively.
Our primary investing activities are the origination of real estate and commercial loans and the purchase and sale of securities. Our net cash provided by and used in investing activities has been primarily influenced by our loan and securities activities. The net increase in loans for the six months ended June 30, 2015 and 2014, was $515.1 million and $719.7 million, respectively. There was a net decrease in investment securities for the six months ended June 30, 2015 and 2014, of $97.8 million and $119.5 million, respectively.
Net cash provided by financing activities has been impacted significantly by increased deposit levels. During the six months ended June 30, 2015 and 2014, deposits increased $733.8 million and $631.6 million, respectively. Also, during the six months ended June 30, 2015, WAB issued $150.0 million of subordinated debt, receiving proceeds of $148.5 million.
Fluctuations in core deposit levels may increase our need for liquidity as certificates of deposit mature or are withdrawn before maturity, and as non-maturity deposits, such as checking and savings account balances, are withdrawn. Additionally, we are exposed to the risk that customers with large deposit balances will withdraw all or a portion of such deposits, due in part to the FDIC limitations on the amount of insurance coverage provided to depositors. To mitigate the uninsured deposit risk, we have joined the CDARS and ICS programs, which allow an individual customer to invest up to $50.0 million and $110.0 million, respectively, through one participating financial institution or, a combined total of $150.0 million per individual customer, with the entire amount being covered by FDIC insurance. As of June 30, 2015, we had $599.3 million of CDARS and $748.9 million of ICS deposits.
As of June 30, 2015, we had $397.3 million of wholesale brokered deposits outstanding. Brokered deposits are generally considered to be deposits that have been received from a third party that is acting on behalf of that party’s customer. Often, a broker will direct a customer’s deposits to the banking institution offering the highest interest rate available. Federal banking laws and regulations place restrictions on depository institutions regarding brokered deposits because of the general concern that these deposits are at a greater risk of being withdrawn and placed on deposit at another institution offering a higher interest rate, thus posing liquidity risk for institutions that gather brokered deposits in significant amounts.
Federal and state banking regulations place certain restrictions on dividends paid. The total amount of dividends which may be paid at any date is generally limited to the retained earnings of the bank. Dividends paid by WAB to the Parent would be prohibited if the effect thereof would cause the bank’s capital to be reduced below applicable minimum capital requirements. WAB and LVSP paid dividends to the Parent in the amount of $82.0 million and $6.5 million, respectively, during the six months ended June 30, 2015. Subsequent to June 30, 2015, WAB paid a $30.0 million dividend to the Parent.

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
As of June 30, 2015 and December 31, 2014, the Company and WAB exceeded the capital levels necessary to be classified as well-capitalized, as defined by the banking agencies. The actual capital amounts and ratios for the Company and WAB are presented in the following tables as of the periods indicated:

	Total Capital	Tier 1 Capital	Risk-Weighted Assets	Tangible Average Assets	Total Capital Ratio	Tier 1 Capital Ratio	Tier 1 Leverage Ratio	Common Equity Tier 1
	(dollars in thousands)
Basel III
June 30, 2015
WAL	$1,522,991	$1,269,033	$12,435,603	$12,733,458	12.2%	10.2%	10.0%	9.1%
WAB	1,408,273	1,142,684	12,326,696	12,549,292	11.4	9.3	9.1	9.3
Well-capitalized ratios					10.0	8.0	5.0	6.5
Minimum capital ratios					8.0	6.0	4.0	4.5
Basel I
December 31, 2014
WAL	$1,119,618	$1,007,278	$9,555,390	$10,367,575	11.7%	10.5%	9.7%	—
WAB	1,057,253	945,687	9,435,459	10,232,297	11.2	10.0	9.2	—
Well-capitalized ratios					10.0	6.0	5.0	—
Minimum capital ratios					8.0	4.0	4.0	—

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.
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
Net Interest Income Simulation. In order to measure interest rate risk at June 30, 2015, we used a simulation model to project changes in net interest income that result from forecasted changes in interest rates. This analysis, which includes Bridge, calculates the difference between a baseline net interest income forecast using current yield curves compared to forecasted net income resulting from an immediate parallel shift in rates upward or downward. The income simulation model includes various assumptions regarding the re-pricing relationships for each of our products. Many of our assets are floating rate loans, which are assumed to re-price immediately and, proportional to the change in market rates, depending on their contracted index. Some loans and investments include the opportunity of prepayment (embedded options) and, accordingly, the simulation model uses estimated market speeds to derive prepayments and reinvests proceeds at modeled yields. Our non-term deposit products re-price more slowly, usually changing less than the change in market rates and at our discretion.
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

This simulation model assesses the changes in net interest income that would occur in response to an instantaneous and sustained increase or decrease (shock) in market interest rates. At June 30, 2015, our net interest income exposure for the next twelve months related to these hypothetical changes in market interest rates was within our current guidelines.
Sensitivity of Net Interest Income

	Interest Rate Scenario (change in basis points from Base)
	Down 100	Base	Up 100	Up 200	Up 300	Up 400
	(in thousands)
Interest Income	$533,153	$543,476	$596,971	$657,825	$689,981	$744,975
Interest Expense	29,140	29,585	61,830	93,862	125,899	157,941
Net Interest Income	504,013	513,891	535,141	563,963	564,082	587,034
% Change	(1.9)%		4.1%	9.7%	9.8%	14.2%
Economic Value of Equity. We measure the impact of market interest rate changes on the NPV of estimated cash flows from our assets, liabilities, and off-balance sheet items, defined as EVE, using a simulation model. This simulation model, which includes Bridge, assesses the changes in the market value of interest rate sensitive financial instruments that would occur in response to an instantaneous and sustained increase or decrease (shock) in market interest rates.
At June 30, 2015, our EVE exposure related to these hypothetical changes in market interest rates was within the current guidelines established by us. The following table shows our projected change in EVE for this set of rate shocks at June 30, 2015:
Economic Value of Equity

	Interest Rate Scenario (change in basis points from Base)
	Down 100	Base	Up 100	Up 200	Up 300	Up 400
	(in thousands)
Assets	$13,633,180	$13,471,721	$13,259,846	$13,052,212	$12,840,489	$12,639,538
Liabilities	11,475,939	11,184,288	10,934,405	10,712,413	10,508,066	10,319,458
Net Present Value	2,157,241	2,287,433	2,325,441	2,339,799	2,332,423	2,320,080
% Change	(5.7)%		1.7%	2.3%	2.0%	1.4%
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
Derivative Contracts. In the normal course of business, the Company uses derivative instruments to meet the needs of its customers and manage exposure to fluctuations in interest rates. The following table summarizes the aggregate notional amounts, market values, and terms of the Company’s derivative positions with derivative market makers as of June 30, 2015 and December 31, 2014:
Outstanding Derivatives Positions

June 30, 2015			December 31, 2014
Notional	Net Value	Weighted Average Term (Years)	Notional	Net Value	Weighted Average Term (Years)
(dollars in thousands)
$828,036	$(48,839)	14.9	$647,703	$(57,813)	17.6

Item 4.	Controls and Procedures.
Evaluation of Disclosure Controls
Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, the CEO and CFO have concluded that the disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) are effective to ensure that information required to be disclosed by the Company in reports that we file or submit under the Exchange Act, as amended, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Additionally, our disclosure controls and procedures were also effective in ensuring that information required to be disclosed by the Company in the reports we file or subject under the Exchange Act is accumulated and communicated to our management, including the CEO and CFO, to allow timely decisions regarding required disclosures. We completed the Bridge acquisition on June 30, 2015. Bridge was excluded from our evaluation in accordance with the SEC's general guidance that a recently acquired business may be omitted from the scope of the assessment for a period of up to one year from the date of acquisition.
Changes in Internal Control over Financial Reporting
There have not been any changes in the Company's internal control over financial reporting during the quarter ended June 30, 2015, which have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

2.5	Letter of Agreement, effective as of June 22, 2015 (incorporated by reference to Exhibit 2.1 of Western Alliance's Form 8-K filed with the SEC on June 22, 2015).

3.1	Articles of Conversion, as filed with the Nevada Secretary of State on May 29, 2014 (incorporated by reference to Exhibit 3.1 of Western Alliance’s Form 8-K filed with the SEC on June 3, 2014).

3.2	Certificate of Conversion, as filed with the Delaware Secretary of State on May 29, 2014 (incorporated by reference to Exhibit 3.2 of Western Alliance’s Form 8-K filed with the SEC on June 3, 2014).

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

3.5
Certificate of Amendment of Certificate of Incorporation of Western Alliance Bancorporation, effective as of May 19, 2015 (incorporated by reference to Exhibit 3.1 of Western Alliance's Form 8-K filed with the SEC on May 22, 2015).

3.6
Amended and Restated Bylaws of Western Alliance Bancorporation, effective as of May 19, 2015 (incorporated by reference to Exhibit 3.2 of Western Alliance's Form 8-K filed with the SEC on May 22, 2015).

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

WESTERN ALLIANCE BANCORPORATION

August 7, 2015	By:	/s/ Robert Sarver
Robert Sarver
Chairman of the Board and
Chief Executive Officer

August 7, 2015	By:	/s/ Dale Gibbons
Dale Gibbons
Executive Vice President and
Chief Financial Officer

August 7, 2015	By:	/s/ J. Kelly Ardrey Jr.
J. Kelly Ardrey Jr.
Senior Vice President and
Chief Accounting Officer