Form 10-Q
period 2015-09-30
WESTERN ALLIANCE BANCORPORATION
filed 2015-10-30
CIK 1212545

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2015 or

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Common stock issued and outstanding: 102,307,277 shares as of October 26, 2015.

PART I
GLOSSARY OF ENTITIES AND TERMS
The acronyms and abbreviations identified below are used in various sections of this Form 10-Q, including "Management's Discussion and Analysis of Financial Condition and Results of Operations," in Item 2 and the Consolidated Financial Statements and the Notes to Consolidated Financial Statements in Item I of this Form 10-Q.

ENTITIES:
AAB	Alliance Association Bank	FIB	First Independent Bank
ABA	Alliance Bank of Arizona	LVSP	Las Vegas Sunset Properties
BON	Bank of Nevada	TPB	Torrey Pines Bank
Bridge	Bridge Bank	WAB or Bank	Western Alliance Bank
Centennial	Centennial Bank	WAL or Parent	Western Alliance Bancorporation
Company	Western Alliance Bancorporation and Subsidiaries	Western Liberty	Western Liberty Bancorp
TERMS:
AFS	Available-for-Sale	HFI	Held for Investment
ALCO	Asset and Liability Management Committee	HFS	Held for Sale
AOCI	Accumulated Other Comprehensive Income	HTM	Held-to-Maturity
ARPS	Adjustable-Rate Preferred Stock	ICS	Insured Cash Sweep Service
ASC	Accounting Standards Codification	IRC	Internal Revenue Code
ASU	Accounting Standards Update	ISDA	International Swaps and Derivatives Association
ATM	At-the-Market	LIBOR	London Interbank Offered Rate
BOD	Board of Directors	LIHTC	Low-Income Housing Tax Credit
CBL	Central Business Lines	MBS	Mortgage-Backed Securities
CDARS	Certificate Deposit Account Registry Service	NOL	Net Operating Loss
CDO	Collateralized Debt Obligation	NPV	Net Present Value
CEO	Chief Executive Officer	NUBILs	Net Unrealized Built In Losses
CFO	Chief Financial Officer	OCI	Other Comprehensive Income
CRA	Community Reinvestment Act	OREO	Other Real Estate Owned
CRE	Commercial Real Estate	OTTI	Other-than-Temporary Impairment
EPS	Earnings per share	PCI	Purchased Credit Impaired
EVE	Economic Value of Equity	SBA	Small Business Administration
Exchange Act	Securities Exchange Act of 1934, as amended	SBIC	Small Business Investment Company
FASB	Financial Accounting Standards Board	SEC	Securities and Exchange Commission
FDIC	Federal Deposit Insurance Corporation	SERP	Supplemental Executive Retirement Plan
FHLB	Federal Home Loan Bank	SSAE	Statement on Standards for Attestation Engagements
FRB	Federal Reserve Bank	TDR	Troubled Debt Restructuring
FVO	Fair Value Option	TEB	Tax Equivalent Basis
GAAP	U.S. Generally Accepted Accounting Principles	XBRL	eXtensible Business Reporting Language
GSE	Government-Sponsored Enterprise

Item 1.	Financial Statements.
WESTERN ALLIANCE BANCORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30, 2015	December 31, 2014
	(Unaudited)
	(in thousands, except per share amounts)
Assets:
Cash and due from banks	$161,944	$125,329
Interest-bearing deposits in other financial institutions	163,466	39,067
Cash and cash equivalents	325,410	164,396
Money market investments	1,087	451
Investment securities - measured at fair value	1,537	1,858
Investment securities - AFS, at fair value; amortized cost of $1,899,580 at September 30, 2015 and $1,493,648 at December 31, 2014	1,932,980	1,520,237
Investments in restricted stock, at cost	57,986	25,275
Loans - HFS	24,356	—
Loans - HFI, net of deferred loan fees and costs	10,763,939	8,398,265
Less: allowance for credit losses	(117,072)	(110,216)
Net loans held for investment	10,646,867	8,288,049
Premises and equipment, net	121,739	113,818
Other assets acquired through foreclosure, net	57,719	57,150
Bank owned life insurance	161,705	141,969
Goodwill	289,347	23,224
Other intangible assets, net	16,420	2,689
Deferred tax assets, net	78,550	62,686
Other assets	239,867	198,696
Total assets	$13,955,570	$10,600,498
Liabilities:
Deposits:
Non-interest-bearing demand	$4,077,461	$2,288,048
Interest-bearing	7,532,942	6,642,995
Total deposits	11,610,403	8,931,043
Customer repurchase agreements	53,227	54,899
Other borrowings	300,027	390,263
Qualifying debt	206,787	40,437
Other liabilities	201,428	182,928
Total liabilities	12,371,872	9,599,570
Commitments and contingencies (Note 13)
Stockholders’ equity:
Preferred stock - par value $0.0001 and liquidation value per share of $1,000; 20,000,000 authorized; 70,500 shares issued and outstanding at September 30, 2015 and December 31, 2014	70,500	70,500
Common stock - par value $0.0001; 200,000,000 authorized; 102,304,663 shares issued and outstanding at September 30, 2015 and 88,691,249 at December 31, 2014	10	9
Additional paid in capital	1,273,648	828,327
Accumulated other comprehensive income	20,643	16,639
Retained earnings	218,897	85,453
Total stockholders’ equity	1,583,698	1,000,928
Total liabilities and stockholders’ equity	$13,955,570	$10,600,498
See accompanying Notes to Unaudited Consolidated Financial Statements.

WESTERN ALLIANCE BANCORPORATION AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENTS (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in thousands, except per share amounts)
Interest income:
Loans, including fees	$133,087	$94,436	$338,946	$271,823
Investment securities	10,559	9,263	27,075	29,416
Dividends	1,480	1,272	4,028	3,338
Other	1,107	583	3,764	1,651
Total interest income	146,233	105,554	373,813	306,228
Interest expense:
Deposits	5,550	5,172	16,058	14,767
Other borrowings	1,246	1,846	5,558	7,351
Qualifying debt	2,008	443	2,900	1,307
Other	22	20	64	55
Total interest expense	8,826	7,481	24,580	23,480
Net interest income	137,407	98,073	349,233	282,748
Provision for credit losses	—	419	700	4,426
Net interest income after provision for credit losses	137,407	97,654	348,533	278,322
Non-interest income:
Service charges and fees	4,327	2,457	10,344	7,777
Income from bank owned life insurance	984	1,136	2,733	3,044
Card income	954	854	2,666	2,500
(Loss) gain on sales of investment securities, net	(62)	181	582	384
Loss on extinguishment of debt	—	(502)	(81)	(502)
Unrealized gains (losses) on assets and liabilities measured at fair value, net	5,371	896	(2,684)	(145)
Other income	2,252	1,051	4,008	3,171
Total non-interest income	13,826	6,073	17,568	16,229
Non-interest expense:
Salaries and employee benefits	43,660	32,230	108,607	93,536
Occupancy	5,915	4,479	15,677	13,458
Legal, professional, and directors' fees	4,052	3,022	12,658	10,853
Data processing	4,338	2,404	10,147	7,713
Insurance	3,375	1,996	7,739	6,476
Loan and repossessed asset expenses	1,099	901	3,473	2,937
Card expense	757	609	1,844	1,739
Marketing	747	378	1,587	1,443
Intangible amortization	704	281	1,266	1,180
Net gain on sales / valuations of repossessed and other assets	(104)	(1,874)	(1,673)	(4,251)
Acquisition / restructure expense	835	15	8,836	198
Other expense	7,538	5,418	17,997	16,290
Total non-interest expense	72,916	49,859	188,158	151,572
Income from continuing operations before provision for income taxes	78,317	53,868	177,943	142,979
Income tax expense	19,183	12,949	43,900	34,279
Income from continuing operations	59,134	40,919	134,043	108,700
Loss from discontinued operations, net of tax	—	—	—	(1,158)
Net income	59,134	40,919	134,043	107,542
Dividends on preferred stock	176	353	599	1,058
Net income available to common stockholders	$58,958	$40,566	$133,444	$106,484

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in thousands, except per share amounts)
Earnings per share from continuing operations:
Basic	$0.59	$0.47	$1.45	$1.24
Diluted	0.58	0.46	1.44	1.23
Loss per share from discontinued operations:
Basic	—	—	—	(0.01)
Diluted	—	—	—	(0.01)
Earnings per share available to common stockholders:
Basic	0.59	0.47	1.45	1.23
Diluted	0.58	0.46	1.44	1.22
Weighted average number of common shares outstanding:
Basic	100,776	86,723	92,345	86,495
Diluted	101,520	87,572	92,932	87,345
Dividends declared per common share	$—	$—	$—	$—
See accompanying Notes to Unaudited Consolidated Financial Statements.

WESTERN ALLIANCE BANCORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in thousands)
Net income	$59,134	$40,919	$134,043	$107,542
Other comprehensive income, net:
Unrealized gain on transfer of HTM securities to AFS, net of tax effect of $0, $0, $0, and $(5,367), respectively	—	—	—	8,976
Unrealized gain on AFS securities, net of tax effect of $(3,437), $(672), $(2,579), and $(13,331), respectively	5,486	1,124	4,261	22,293
Unrealized (loss) gain on SERP, net of tax effect of $143, $0, $(63), $0, respectively	(229)	—	108	—
Realized loss (gain) on sale of AFS securities included in income, net of tax effect of $(24), $68, $217, and $144, respectively	38	(113)	(365)	(240)
Net other comprehensive income	5,295	1,011	4,004	31,029
Comprehensive income	$64,429	$41,930	$138,047	$138,571
See accompanying Notes to Unaudited Consolidated Financial Statements.

WESTERN ALLIANCE BANCORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)

	Preferred Stock		Common Stock		Additional Paid in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
	(in thousands)
Balance, December 31, 2013	141	$141,000	87,186	$9	$797,146	$(21,546)	$(61,111)	$855,498
Net income	—	—	—	—	—	—	107,542	107,542
Exercise of stock options	—	—	216	—	2,774	—	—	2,774
Restricted stock, performance stock unit, and other grants, net	—	—	331	—	4,778	—	—	4,778
Issuance of common stock under ATM offering, net of offering costs	—	—	116	—	2,559	—	—	2,559
Dividends on preferred stock	—	—	—	—	—	—	(1,058)	(1,058)
Other comprehensive income, net	—	—	—	—	—	31,029	—	31,029
Balance, September 30, 2014	141	$141,000	87,849	$9	$807,257	$9,483	$45,373	$1,003,122

Balance, December 31, 2014	71	$70,500	88,691	$9	$828,327	$16,639	$85,453	$1,000,928
Net income	—	—	—	—	—	—	134,043	134,043
Exercise of stock options	—	—	166	—	1,738	—	—	1,738
Restricted stock, performance stock unit, and other grants, net	—	—	451	—	12,553	—	—	12,553
Issuance of common stock in connection with the acquisition of Bridge (1)	—	—	12,997	1	431,030	—	—	431,031
Dividends on preferred stock	—	—	—	—	—	—	(599)	(599)
Other comprehensive loss, net	—	—	—	—	—	4,004	—	4,004
Balance, September 30, 2015	71	$70,500	102,305	$10	$1,273,648	$20,643	$218,897	$1,583,698
(1)    Includes value of certain share-based awards replaced in connection with the acquisition.

See accompanying Notes to Unaudited Consolidated Financial Statements.

WESTERN ALLIANCE BANCORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended September 30,
	2015	2014
	(in thousands)
Cash flows from operating activities:
Net income	$134,043	$107,542
Adjustments to reconcile net income to cash provided by operating activities:
Provision for credit losses	700	4,426
Depreciation and amortization	6,039	4,328
Stock-based compensation	13,288	8,332
Excess tax benefit of stock-based compensation	(5,660)	(2,922)
Deferred income taxes	(4,122)	(7,913)
Amortization of net premiums for investment securities	6,815	6,037
Accretion of fair market value adjustments on loans acquired from business combinations	(12,151)	(12,919)
Accretion and amortization of fair market value adjustments on other assets and liabilities acquired from business combinations	955	(655)
Income from bank owned life insurance	(2,733)	(3,044)
Unrealized losses on assets and liabilities measured at fair value, net	2,684	145
(Gains) / Losses on:
Sales of investment securities	(582)	(384)
Sale of loans	(387)	—
Extinguishment of debt	81	502
Other assets acquired through foreclosure, net	(2,585)	(2,648)
Valuation adjustments of other repossessed assets, net	931	1,175
Sale of premises, equipment, and other assets, net	(19)	(2,778)
Changes in, net of acquisitions:
Other assets	(2,898)	(6,657)
Other liabilities	3,242	14,556
Net cash provided by operating activities	137,641	107,123
Cash flows from investing activities:
Investment securities - measured at fair value
Principal pay downs and maturities	301	1,071
Investment securities - AFS
Purchases	(661,417)	(81,365)
Principal pay downs and maturities	181,286	169,461
Proceeds from sales	129,323	32,235
Investment securities - HTM
Principal pay downs and maturities	—	6,600
Purchase of investment tax credits	(17,583)	(23,317)
(Purchase) sale of money market investments, net	(636)	2,259
Proceeds from bank owned life insurance	382	—
(Purchase) liquidation of restricted stock	(25,695)	4,911
Loan fundings and principal collections, net	(943,775)	(1,117,166)
Purchase of premises, equipment, and other assets, net	(11,860)	(10,503)
Proceeds from sale of other real estate owned and repossessed assets, net	30,062	25,561
Cash and cash equivalents acquired in Bridge acquisition, net	342,427	—
Net cash used in investing activities	(977,185)	(990,253)

	Nine Months Ended September 30,
	2015	2014
	(in thousands)
Cash flows from financing activities:
Net increase in deposits	937,514	859,847
Proceeds from issuance of subordinated debt	148,211	—
Net decrease in borrowings	(91,966)	(21,157)
Proceeds from exercise of common stock options	1,738	2,774
Excess tax benefit of stock-based compensation	5,660	2,922
Cash dividends paid on preferred stock	(599)	(1,058)
Proceeds from issuance of stock in offerings, net	—	2,559
Net cash provided by financing activities	1,000,558	845,887
Net increase in cash and cash equivalents	161,014	(37,243)
Cash and cash equivalents at beginning of period	164,396	305,514
Cash and cash equivalents at end of period	$325,410	$268,271
Supplemental disclosure:
Cash paid during the period for:
Interest	$25,572	$26,677
Income taxes	21,047	21,680
Non-cash investing and financing activity:
Transfers to other assets acquired through foreclosure, net	27,570	9,156
Change in unfunded investment tax credits and SBIC commitments	4,652	12,298
Non-cash assets acquired in Bridge acquisition	1,587,626	—
Non-cash liabilities acquired in Bridge acquisition	1,765,146	—
Change in unrealized gain on AFS securities, net of tax	3,896	22,053
Change in unfunded obligations	(2,507)	(26,905)
Transfer of HTM securities to AFS, amortized cost	—	275,292
Unrealized gain on transfer of HTM securities to AFS, net of tax	—	8,976
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
WAB operates the following full-service banking divisions: ABA in Arizona, BON in Southern Nevada, Bridge in Northern California, FIB in Northern Nevada, and TPB in Southern California. The Company also serves business customers through a national platform of specialized financial services including AAB, Corporate Finance, Equity Fund Resources, Life Sciences Group, Mortgage Warehouse Lending, Public Finance, Renewable Resources Group, Resort Finance, and Technology Finance. In addition, the Company has one non-bank subsidiary, LVSP, which holds and manages certain non-performing loans and OREO.
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
Principles of consolidation
As of September 30, 2015, WAL has ten wholly-owned subsidiaries: WAB, LVSP, and eight unconsolidated subsidiaries used as business trusts in connection with the issuance of trust-preferred securities.
The Bank has the following significant wholly-owned subsidiaries: WAB Investments, Inc., BON Investments, Inc., and TPB Investments, Inc., which hold certain investment securities, municipal loans, and leases; BW Real Estate, Inc., which operates as a real estate investment trust and holds certain of WAB's real estate loans and related securities; and Western Alliance Equipment Finance, which offers equipment finance services nationwide. BW Nevada Holdings, LLC was dissolved on June 12, 2015 after contributing the Company’s 2700 West Sahara Avenue, Las Vegas, Nevada office building to WAB.
The Company does not have any other significant entities that should be considered for consolidation. All significant intercompany balances and transactions have been eliminated in consolidation.
Reclassifications
Certain amounts in the Consolidated Financial Statements as of December 31, 2014 and for the three and nine months ended September 30, 2014 may have been reclassified to conform to the current presentation. The reclassifications have no effect on net income or stockholders’ equity as previously reported.

Interim financial information
The accompanying Unaudited Consolidated Financial Statements as of and for the three and nine months ended September 30, 2015 and 2014 have been prepared in condensed format and, therefore, do not include all of the information and footnotes required by GAAP for complete financial statements. These statements have been prepared on a basis that is substantially consistent with the accounting principles applied to the Company's audited Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2014.
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
Investment securities
Investment securities may be classified as HTM, AFS, or trading. The appropriate classification is initially decided at the time of purchase. Securities classified as HTM are those debt securities that the Company has both the intent and ability to hold to maturity regardless of changes in market conditions, liquidity needs, or general economic conditions. These securities are carried at amortized cost. The sale of a security within three months of its maturity date or after the majority of the principal outstanding has been collected is considered a maturity for purposes of classification and disclosure.
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
Loans, held for investment
The Company generally holds loans for investment and has the intent and ability to hold loans until their maturity. Therefore, they are reported at book value. Net loans are stated at the amount of unpaid principal, reduced by net deferred fees and costs, purchase accounting fair value adjustments, and an allowance for credit losses. In addition, the book value of loans that are subject to a fair value hedge is adjusted for changes in value attributable to the effective portion of the hedged benchmark interest rate risk. Purchased loans are recorded at estimated fair value on the date of purchase, comprised of unpaid principal less estimated credit losses and interest rate fair value adjustments.
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
Management uses its best judgment in estimating the fair value of the Company’s financial instruments; however, there are inherent limitations in any estimation technique. Therefore, for substantially all financial instruments, the fair value estimates presented herein are not necessarily indicative of the amounts the Company could have realized in a sales transaction at September 30, 2015 and December 31, 2014. The estimated fair value amounts for September 30, 2015 and December 31, 2014 have been measured as of period-end, and have not been reevaluated or updated for purposes of these Consolidated Financial Statements subsequent to those dates. As such, the estimated fair values of these financial instruments subsequent to the reporting date may be different than the amounts reported at period-end.
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
Recently adopted accounting guidance
In the second quarter of 2015, the Company adopted the amended guidance within ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs. The amendments in ASU 2015-03 to Subtopic 835-30, Interest - Imputation of Interest, require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. On June 29, 2015, the Company issued $150.0 million in subordinated debt. As a result of the adoption of this amended guidance, subordinated debt was recorded net of related issuance costs of $1.9 million. Prior period balances were not adjusted for the change in accounting principle as unamortized debt issuance costs were not significant.
In the third quarter 2015, the Company elected early adoption of the amended guidance within ASU 2015-16, Simplifying the Accounting for Measurement-Period Adjustments. Under current GAAP, the acquirer is required to retrospectively adjust the provisional amounts recognized at the acquisition date with a corresponding adjustment to goodwill and is also required to revise comparative information for prior periods presented in the financial statements. The amendments in ASU 2015-16 to Topic 805, Business Combinations, require that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The amendments in this Update also require that the acquirer record, in the same period's financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. An entity is required to present separately on the face of the income statement or disclose in the notes the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustments to the provisional amounts had been recognized as of the acquisition date. As a result of the adoption of this amended guidance, all measurement period adjustments identified during the quarter have been recognized in the current reporting period. As the closing date of the Bridge acquisition was June 30, 2015, Bridge's results of operations were not included in the Company's results until July 1, 2015. Accordingly, there are no amounts recorded in current-period earnings that would have been recorded in previous reporting periods if the adjustments to the provisional amounts had been recognized as of the acquisition date. See Note 2. Mergers, Acquisitions and Dispositions for further discussion of the measurement period adjustments identified and recognized during the current reporting period.
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
Bridge’s results of operations have been included in the Company’s results beginning July 1, 2015. Acquisition / restructure expenses related to the Bridge acquisition of $0.8 million and $8.8 million for three and nine months ended September 30, 2015, respectively, have been included in non-interest expense, of which, approximately $0.9 million are acquisition related costs as defined by ASC 805. The acquisition was accounted for under the acquisition method of accounting in accordance with ASC 805. Assets purchased and liabilities assumed were recorded at their respective acquisition date estimated fair values. The fair values of assets acquired and liabilities assumed are subject to adjustment during the first twelve months after the acquisition date if additional information becomes available to indicate a more accurate or appropriate value for an asset or liability.
The following table shows the recognized amounts of identifiable assets acquired and liabilities assumed at their as adjusted acquisition date fair values, which include all measurement period adjustments identified and recognized during the three months ended September 30, 2015:

As Adjusted
(in thousands)
Assets:
Cash and cash equivalents (1)	$378,966
Investment securities - AFS	61,297
Investments in restricted stock	7,015
Loans	1,439,995
Premises and equipment	1,519
Other assets acquired through foreclosure	1,407
Bank owned life insurance	17,385
Investment in LIHTC	5,354
Intangible assets	14,997
Deferred tax assets, net	18,664
Other assets	19,993
Total assets	$1,966,592
Liabilities:
Deposits	$1,742,031
Qualifying debt	11,287
Other liabilities	11,828
Total liabilities	1,765,146
Net assets acquired	$201,446
Consideration paid
Common stock (12,451,240 shares at $33.76 per share)	$420,354
Fair value of equity awards related to pre-combination vesting	10,676
Cash	36,539
Fair value of total consideration	467,569
Goodwill	$266,123

(1)
Cash and cash equivalents is net of a $6.2 million payment made by Bridge related to the cash out of vested, unexercised stock options at the date of closing. Cash acquired, less cash consideration paid of $36.5 million, resulted in net cash and cash equivalents increasing by $342.4 million following the acquisition.

The Company identified $6.5 million in measurement period adjustments during the three months ended September 30, 2015, which has been reflected as an adjustment to goodwill. The significant measurement period adjustments relate to loans, net deferred tax assets, and other liabilities. The fair value of loans decreased as interest and credit marks on Bridge loans were adjusted after review of the Company's third party valuation report to account for known conditions that existed at June 30, 2015. This decrease was partially offset by loan recoveries received shortly after June 30, 2015 as a loan balance equal to the recovery amount was established for loans that were previously fully-charged off. The net deferred tax assets balance was adjusted to account for the tax effects of all the changes in the fair values of assets acquired and liabilities assumed. Other liabilities also increased to accrue for unrecorded expenses and other liabilities incurred prior to acquisition. Although further measurement period adjustments are not expected to be significant, the estimated fair value of net assets acquired are still preliminary and are subject to additional measurement period adjustments.
Loans acquired in the Bridge acquisition consist of loans that are not considered impaired (non-PCI loans) and loans that have shown evidence of credit deterioration since origination (PCI loans) as of the acquisition date. All loans were recorded net of fair value adjustments (interest rate and credit marks), which were determined using discounted contractual cash flow models. The fair value of non-PCI loans acquired totals $1.43 billion, which is net of interest and credit marks of $26.0 million. The fair value of PCI loans totals $10.9 million, which is net of interest and credit marks of $5.7 million. See "Note 4. Loans, Leases and Allowance for Credit Losses" of these Notes to Unaudited Consolidated Financial Statements for additional detail of the acquired loans.
In connection with the Bridge acquisition, the Company acquired intangible assets of $15.0 million, consisting primarily of core deposit intangibles. The core deposit intangible asset balance has been allocated to the Northern California and CBL segments based on their respective core deposit balances at June 30, 2015, and is subject to amortization over its estimated useful life of 10 years.
Goodwill related to the acquisition totaled $266.1 million, which includes $6.5 million of measurement period adjustments identified and recognized during the three months ended September 30, 2015. Goodwill has been allocated to the newly formed Northern California and CBL segments based on their proportionate loan and deposit balances as of June 30, 2015. Management believes this methodology allocates goodwill to the reporting units in a manner consistent with the expected synergies of the combination. None of the goodwill recognized as part of the acquisition is expected to be deductible for income tax purposes.
Qualifying debt assumed from Bridge is comprised of junior subordinated debt with a contractual balance of $17.5 million and is recorded net of a $6.2 million fair value mark that will be amortized over the remaining life of the trusts. See "Note 7. Qualifying Debt" of these Notes to Unaudited Consolidated Financial Statements for further detail and discussion of the debt.
In connection with the acquisition, the Company assumed Bridge's SERP, an unfunded noncontributory defined benefit pension plan. The SERP provides retirement benefits to certain Bridge executives based on years of service and final average salary. Pursuant to the terms of the SERP agreements, if the executive officer's service is terminated by Bridge or by the executive officer for "good reason" (as defined in the SERP agreements) within 24 months following a change in control, such as the Bridge acquisition, the executive officer is entitled to full vesting of the normal benefit under the SERP agreement, and such SERP benefits will be made in installment payments commencing on the first business day of January of the year following the executive officer's attainment of age 55 or, if the executive officer is already age 55 as of such termination of employment, on the first business day of January of the year following the executive officer's termination of employment. As of June 30, 2015, a $7.1 million liability included in other liabilities was recorded in the Company's Consolidated Balance Sheet related to the SERP. A discount rate of 5.75% and an employee compensation rate increase of 4.00% were used in determining the SERP liability as of June 30, 2015.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in thousands, except per share amounts)
Interest income	$141,386	$126,576	$412,888	$365,648
Non-interest income	13,826	10,609	24,873	27,491
Net income available to common stockholders (1)	56,791	45,997	147,163	119,898
Earnings per share - basic	$0.56	$0.46	$1.39	$1.20
Earnings per share - diluted	$0.56	$0.45	$1.37	$1.18

(1)
Excludes acquisition / restructure related costs incurred by the Company of $0.8 million and $8.8 million for the three and nine months ended September 30, 2015, respectively, and acquisition / restructure related costs incurred by Bridge of zero and $6.8 million for the three and nine months ended September 30, 2015, respectively, and related tax effects.

PartnersFirst Discontinued Operations
The Company discontinued its affinity credit card business and presented these activities as discontinued operations. During the second quarter 2014, the Company shut down its remaining affinity credit card operations. Therefore, no additional discontinued operations have been reported.
The following table summarizes the operating results of the discontinued operations for the three and nine months ended September 30, 2014:

Nine Months Ended September 30, 2014
(in thousands)
Operating revenue	$(358)
Non-interest expenses	(1,369)
Loss before income taxes	(1,727)
Income tax benefit	(569)
Net loss	$(1,158)

3. INVESTMENT SECURITIES
The carrying amounts and fair values of investment securities at September 30, 2015 and December 31, 2014 are summarized as follows:

	September 30, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
	(in thousands)
Available-for-sale
Collateralized debt obligations	$50	$10,160	$—	$10,210
Commercial MBS issued by GSEs	19,241	358	—	19,599
Corporate debt securities	12,770	660	—	13,430
CRA investments	34,596	166	—	34,762
Municipal obligations	320,358	13,875	(168)	334,065
Preferred stock	110,462	1,819	(2,151)	110,130
Private label commercial MBS	4,861	55	—	4,916
Private label residential MBS	244,625	816	(1,293)	244,148
Residential MBS issued by GSEs	1,098,920	17,161	(671)	1,115,410
Trust preferred securities	32,000	—	(7,351)	24,649
U.S. government sponsored agency securities	18,700	—	(67)	18,633
U.S. treasury securities	2,997	31	—	3,028
Total AFS securities	$1,899,580	$45,101	$(11,701)	$1,932,980

Securities measured at fair value
Residential MBS issued by GSEs				$1,537

	December 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
	(in thousands)
Available-for-sale
Collateralized debt obligations	$50	$11,395	$—	$11,445
Commercial MBS issued by GSEs	2,047	100	—	2,147
Corporate debt securities	52,773	717	(1,001)	52,489
CRA investments	24,302	30	—	24,332
Municipal obligations	285,398	13,688	(49)	299,037
Mutual funds	37,449	500	(247)	37,702
Preferred stock	83,192	2,099	(2,679)	82,612
Private label commercial MBS	5,017	132	—	5,149
Private label residential MBS	70,985	379	(1,121)	70,243
Residential MBS issued by GSEs	881,734	11,440	(1,985)	891,189
Trust preferred securities	32,000	—	(6,454)	25,546
U.S. government-sponsored agency securities	18,701	—	(355)	18,346
Total AFS securities	$1,493,648	$40,480	$(13,891)	$1,520,237

Securities measured at fair value
Residential MBS issued by GSEs				$1,858
For additional information on the fair value changes of securities measured at fair value, see the trading securities table in "Note 14. Fair Value Accounting" of these Notes to Unaudited Consolidated Financial Statements.
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
The Company has reviewed securities for which there is an unrealized loss in accordance with its accounting policy for OTTI described above and determined that there were no impairment charges for the three and nine months ended September 30, 2015 and 2014. The Company does not consider any securities to be other-than-temporarily impaired as of September 30, 2015 and December 31, 2014. No assurance can be made that OTTI will not occur in future periods.
Information pertaining to securities with gross unrealized losses at September 30, 2015 and December 31, 2014, aggregated by investment category and length of time that individual securities have been in a continuous loss position follows:

	September 30, 2015
	Less Than Twelve Months		More Than Twelve Months		Total
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(in thousands)
Available-for-sale
Municipal obligations	$168	$24,403	$—	$—	$168	$24,403
Preferred stock	688	41,142	1,463	17,593	2,151	58,735
Private label residential MBS	919	84,594	374	21,360	1,293	105,954
Residential MBS issued by GSEs	51	8,393	620	41,352	671	49,745
Trust preferred securities	—	—	7,351	24,649	7,351	24,649
U.S. government sponsored agency securities	—	—	67	18,633	67	18,633
Total AFS securities	$1,826	$158,532	$9,875	$123,587	$11,701	$282,119

	December 31, 2014
	Less Than Twelve Months		More Than Twelve Months		Total
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(in thousands)
Available-for-sale
Corporate debt securities	$139	$9,860	$862	$29,139	$1,001	$38,999
Municipal obligations	—	—	49	4,430	49	4,430
Mutual funds	247	25,855	—	—	247	25,855
Preferred stock	232	13,811	2,447	28,109	2,679	41,920
Private label residential MBS	157	24,056	964	26,614	1,121	50,670
Residential MBS issued by GSEs	227	49,217	1,758	97,296	1,985	146,513
Trust preferred securities	—	—	6,454	25,546	6,454	25,546
U.S. government sponsored agency securities	—	—	355	18,346	355	18,346
Total AFS securities	$1,002	$122,799	$12,889	$229,480	$13,891	$352,279
At September 30, 2015 and December 31, 2014, the Company’s unrealized losses relate primarily to interest rate fluctuations, credit spread widening, and reduced liquidity in applicable markets. The total number of securities in an unrealized loss position at September 30, 2015 was 92, compared to 109 at December 31, 2014. In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and industry analysis reports. Since material downgrades have not occurred and management does not intend to sell the debt securities in an unrealized loss position in the foreseeable future, none of the securities described in the above table or in this paragraph were deemed to be OTTI.
The preferred stock and trust preferred securities have yields based on floating rate LIBOR, which are highly correlated to the federal funds rate and have been negatively affected by the low rate environment. This has resulted in unrealized losses for these securities.
The amortized cost and fair value of securities as of September 30, 2015, by contractual maturities, are shown below. MBS are shown separately as individual MBS are comprised of pools of loans with varying maturities. Therefore, these securities are listed separately in the maturity summary.

	September 30, 2015
	Amortized Cost	Estimated Fair Value
	(in thousands)
Available-for-sale
Due in one year or less	$59,766	$60,191
After one year through five years	80,638	84,117
After five years through ten years	87,171	90,576
After ten years	304,358	314,023
Mortgage-backed securities	1,367,647	1,384,073
Total AFS securities	$1,899,580	$1,932,980
The following tables summarize the carrying amount of the Company’s investment ratings position as of September 30, 2015 and December 31, 2014:

	September 30, 2015
	AAA	Split-rated AAA/AA+	AA+ to AA-	A+ to A-	BBB+ to BBB-	BB+ and below	Unrated	Totals
	(in thousands)
Available-for-sale
Collateralized debt obligations	$—	$—	$—	$—	$—	$10,210	$—	$10,210
Commercial MBS issued by GSEs	—	19,599	—	—	—	—	—	19,599
Corporate debt securities	—	—	2,737	10,693	—	—	—	13,430
CRA investments	—	—	—	—	—	—	34,762	34,762
Municipal obligations	8,023	—	180,915	138,640	6,302	185	—	334,065
Preferred stock	—	—	—	—	77,364	22,953	9,813	110,130
Private label commercial MBS	4,916	—	—	—	—	—	—	4,916
Private label residential MBS	236,042	—	45	2,480	2,762	2,819	—	244,148
Residential MBS issued by GSEs	—	1,115,410	—	—	—	—	—	1,115,410
Trust preferred securities	—	—	—	—	24,649	—	—	24,649
U.S. government sponsored agency securities	—	18,633	—	—	—	—	—	18,633
U.S. treasury securities	—	3,028	—	—	—	—	—	3,028
Total AFS securities (1)	$248,981	$1,156,670	$183,697	$151,813	$111,077	$36,167	$44,575	$1,932,980

Securities measured at fair value
Residential MBS issued by GSEs	$—	$1,537	$—	$—	$—	$—	$—	$1,537

(1)	The Company uses the average credit rating of the combination of S&P, Moody’s, and Fitch, where ratings differ.

	December 31, 2014
	AAA	Split-rated AAA/AA+	AA+ to AA-	A+ to A-	BBB+ to BBB-	BB+ and below	Unrated	Totals
	(in thousands)
Available-for-sale
Collateralized debt obligations	$—	$—	$—	$—	$—	$11,445	$—	$11,445
Commercial MBS issued by GSEs	—	2,147	—	—	—	—	—	2,147
Corporate debt securities	—	—	2,759	5,570	44,160	—	—	52,489
CRA investments	—	—	—	—	—	—	24,332	24,332
Municipal obligations	8,168	—	138,256	146,155	6,263	195	—	299,037
Mutual funds (2)	—	—	—	—	37,702	—	—	37,702
Preferred stock	—	—	—	—	54,585	17,632	10,395	82,612
Private label commercial MBS	5,149	—	—	—	—	—	—	5,149
Private label residential MBS	59,944	—	68	3,439	3,595	3,197	—	70,243
Residential MBS issued by GSEs	—	891,189	—	—	—	—	—	891,189
Trust preferred securities	—	—	—	—	25,546	—	—	25,546
U.S. government sponsored agency securities	—	18,346	—	—	—	—	—	18,346
Total AFS securities (1)	$73,261	$911,682	$141,083	$155,164	$171,851	$32,469	$34,727	$1,520,237

Securities measured at fair value
Residential MBS issued by GSEs	$—	$1,858	$—	$—	$—	$—	$—	$1,858

(1)	The Company uses the average credit rating of the combination of S&P, Moody’s, and Fitch, where ratings differ.

(2)	At least 80% of mutual funds are investment grade corporate debt securities.
Securities with carrying amounts of approximately $831.2 million and $755.5 million at September 30, 2015 and December 31, 2014, respectively, were pledged for various purposes as required or permitted by law.
The following table presents gross gains and losses on sales of investment securities:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in thousands)
Gross gains	$—	$181	$1,103	$547
Gross losses	(62)	—	(521)	(163)
Net gains on sales of investment securities	$(62)	$181	$582	$384

4. LOANS, LEASES AND ALLOWANCE FOR CREDIT LOSSES
The composition of the Company’s loan portfolio is as follows:

	September 30, 2015	December 31, 2014
	(in thousands)
Loans, held for investment
Commercial and industrial	$4,799,423	$3,326,708
Commercial real estate - non-owner occupied	2,210,642	2,052,566
Commercial real estate - owner occupied	2,123,882	1,732,888
Construction and land development	1,122,094	748,053
Residential real estate	320,679	299,402
Commercial leases	160,593	205,639
Consumer	26,626	33,009
Loans, net of deferred loan fees and costs	10,763,939	8,398,265
Allowance for credit losses	(117,072)	(110,216)
Total loans HFI	$10,646,867	$8,288,049
Net deferred loan fees and costs as of September 30, 2015 and December 31, 2014 total $16.9 million and $12.5 million, respectively. Net unamortized discounts on loans total $7.2 million and $7.5 million as of September 30, 2015 and December 31, 2014, respectively. Total loans held for investment are also net of interest and credit marks on acquired loans totaling $47.4 million and $27.1 million as of September 30, 2015 and December 31, 2014, respectively.
As of September 30, 2015, the Company also has $24.4 million of HFS loans.
The following table presents the contractual aging of the recorded investment in past due loans held for investment by class of loans:

	September 30, 2015
	Current	30-59 Days Past Due	60-89 Days Past Due	Over 90 days Past Due	Total Past Due	Total
	(in thousands)
Commercial real estate
Owner occupied	$2,121,230	$1,468	$111	$1,073	$2,652	$2,123,882
Non-owner occupied	2,027,293	2,980	544	474	3,998	2,031,291
Multi-family	179,351	—	—	—	—	179,351
Commercial and industrial
Commercial	4,784,193	3,764	7,046	4,420	15,230	4,799,423
Leases	152,881	5,038	—	2,674	7,712	160,593
Construction and land development
Construction	682,851	—	—	—	—	682,851
Land	438,826	417	—	—	417	439,243
Residential real estate	316,687	61	948	2,983	3,992	320,679
Consumer	26,386	9	4	227	240	26,626
Total loans	$10,729,698	$13,737	$8,653	$11,851	$34,241	$10,763,939

	December 31, 2014
	Current	30-59 Days Past Due	60-89 Days Past Due	Over 90 days Past Due	Total Past Due	Total
	(in thousands)
Commercial real estate
Owner occupied	$1,730,164	$1,406	$180	$1,138	$2,724	$1,732,888
Non-owner occupied	1,855,454	2,389	3,361	8,737	14,487	1,869,941
Multi-family	182,180	—	445	—	445	182,625
Commercial and industrial
Commercial	3,324,132	1,523	15	1,038	2,576	3,326,708
Leases	205,639	—	—	—	—	205,639
Construction and land development
Construction	388,399	—	—	—	—	388,399
Land	356,209	—	2,640	805	3,445	359,654
Residential real estate	292,065	2,347	205	4,785	7,337	299,402
Consumer	32,540	177	21	271	469	33,009
Total loans	$8,366,782	$7,842	$6,867	$16,774	$31,483	$8,398,265
The following table presents the recorded investment in non-accrual loans and loans past due ninety days or more and still accruing interest by class of loans:

	September 30, 2015				December 31, 2014
	Non-accrual loans			Loans past due 90 days or more and still accruing	Non-accrual loans			Loans past due 90 days or more and still accruing
	Current	Past Due/ Delinquent	Total Non-accrual		Current	Past Due/ Delinquent	Total Non-accrual
	(in thousands)
Commercial real estate
Owner occupied	$1,970	$1,073	$3,043	$—	$13,630	$—	$13,630	$1,138
Non-owner occupied	12,780	2,818	15,598	—	30,226	8,601	38,827	2,171
Multi-family	—	—	—	—	—	—	—	—
Commercial and industrial
Commercial	19,178	—	19,178	4,420	2,621	496	3,117	703
Leases	314	2,674	2,988	—	373	—	373	—
Construction and land development
Construction	—	—	—	—	—	—	—	—
Land	1,926	417	2,343	—	2,686	2,640	5,326	805
Residential real estate	2,462	1,883	4,345	1,100	1,332	4,841	6,173	232
Consumer	—	197	197	30	25	188	213	83
Total	$38,630	$9,062	$47,692	$5,550	$50,893	$16,766	$67,659	$5,132
The reduction in interest income associated with loans on non-accrual status was approximately $0.5 million and $1.1 million for the three months ended September 30, 2015 and 2014, respectively, and $1.9 million and $2.8 million for the nine months ended September 30, 2015 and 2014, respectively.
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

The following tables present gross loans by risk rating:

	September 30, 2015
	Pass	Special Mention	Substandard	Doubtful	Loss	Total
	(in thousands)
Commercial real estate
Owner occupied	$2,062,062	$30,691	$29,634	$1,495	$—	$2,123,882
Non-owner occupied	1,976,564	17,951	36,776	—	—	2,031,291
Multi-family	177,604	—	1,747	—	—	179,351
Commercial and industrial
Commercial	4,656,377	94,220	48,826	—	—	4,799,423
Leases	152,081	5,508	330	2,674	—	160,593
Construction and land development
Construction	680,550	2,301	—	—	—	682,851
Land	419,590	381	19,272	—	—	439,243
Residential real estate	304,868	2,074	13,737	—	—	320,679
Consumer	26,283	73	270	—	—	26,626
Total	$10,455,979	$153,199	$150,592	$4,169	$—	$10,763,939

	September 30, 2015
	Pass	Special Mention	Substandard	Doubtful	Loss	Total
	(in thousands)
Current (up to 29 days past due)	$10,445,547	$150,913	$131,743	$1,495	$—	$10,729,698
Past due 30 - 59 days	5,515	1,482	6,740	—	—	13,737
Past due 60 - 89 days	4,726	804	3,123	—	—	8,653
Past due 90 days or more	191	—	8,986	2,674	—	11,851
Total	$10,455,979	$153,199	$150,592	$4,169	$—	$10,763,939

	December 31, 2014
	Pass	Special Mention	Substandard	Doubtful	Loss	Total
	(in thousands)
Commercial real estate
Owner occupied	$1,664,270	$28,072	$39,222	$1,324	$—	$1,732,888
Non-owner occupied	1,771,138	35,752	62,611	440	—	1,869,941
Multi-family	182,180	—	445	—	—	182,625
Commercial and industrial
Commercial	3,295,027	14,380	17,146	155	—	3,326,708
Leases	202,772	2,494	373	—	—	205,639
Construction and land development
Construction	383,677	4,241	481	—	—	388,399
Land	328,278	10,289	21,087	—	—	359,654
Residential real estate	284,052	2,044	13,306	—	—	299,402
Consumer	32,419	233	357	—	—	33,009
Total	$8,143,813	$97,505	$155,028	$1,919	$—	$8,398,265

	December 31, 2014
	Pass	Special Mention	Substandard	Doubtful	Loss	Total
	(in thousands)
Current (up to 29 days past due)	$8,140,140	$95,091	$129,787	$1,764	$—	$8,366,782
Past due 30 - 59 days	2,771	198	4,718	155	—	7,842
Past due 60 - 89 days	385	37	6,445	—	—	6,867
Past due 90 days or more	517	2,179	14,078	—	—	16,774
Total	$8,143,813	$97,505	$155,028	$1,919	$—	$8,398,265
The table below reflects the recorded investment in loans classified as impaired:

	September 30, 2015	December 31, 2014
	(in thousands)
Impaired loans with a specific valuation allowance under ASC 310 (1)	$28,742	$124,928
Impaired loans without a specific valuation allowance under ASC 310 (2)	112,437	41,822
Total impaired loans	$141,179	$166,750
Valuation allowance related to impaired loans (3)	$(4,207)	$(10,765)

(1)	Includes TDR loans with a specific valuation allowance under ASC 310 of $5.1 million and $103.3 million at September 30, 2015 and December 31, 2014, respectively.

(2)	Includes TDR loans without a specific valuation allowance under ASC 310 of $96.0 million and $35.0 million at September 30, 2015 and December 31, 2014, respectively.

(3)	Includes valuation allowance related to TDR loans of $0.4 million and $8.9 million at September 30, 2015 and December 31, 2014, respectively.
The following table presents impaired loans by class:

	September 30, 2015	December 31, 2014
	(in thousands)
Commercial real estate
Owner occupied	$29,960	$44,893
Non-owner occupied	44,720	66,324
Multi-family	—	—
Commercial and industrial
Commercial	27,651	13,749
Leases	2,988	373
Construction and land development
Construction	—	—
Land	18,727	21,748
Residential real estate	16,778	19,300
Consumer	355	363
Total	$141,179	$166,750
A valuation allowance is established for an impaired loan when the fair value of the loan is less than the recorded investment. In certain cases, portions of impaired loans are charged-off to realizable value instead of establishing a valuation allowance and are included, when applicable in the table above as “Impaired loans without a specific valuation allowance under ASC 310.” However, before concluding that an impaired loan needs no associated valuation allowance, an assessment is made to consider all available and relevant information for the method used to evaluate impairment and the type of loan being assessed. The valuation allowance disclosed above is included in the allowance for credit losses reported in the Consolidated Balance Sheets as of September 30, 2015 and December 31, 2014.

The following table presents the average investment in impaired loans and income recognized on impaired loans:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in thousands)
Average balance on impaired loans	$145,161	$167,848	$154,510	$169,260
Interest income recognized on impaired loans	1,303	1,365	3,613	4,186
Interest recognized on non-accrual loans, cash basis	208	553	1,409	1,725
The following table presents average investment in impaired loans by loan class:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in thousands)
Commercial real estate
Owner occupied	$29,453	$34,154	$37,043	$35,081
Non-owner occupied	57,178	69,731	60,817	69,499
Multi-family	—	—	—	—
Commercial and industrial
Commercial	16,938	16,156	14,202	15,726
Leases	3,658	402	2,965	420
Construction and land development
Construction	—	—	—	—
Land	18,801	20,994	19,949	21,290
Residential real estate	18,662	25,761	19,137	26,722
Consumer	471	650	397	522
Total	$145,161	$167,848	$154,510	$169,260
The average investment in TDR loans included in the average investment in impaired loans table above for the three months ended September 30, 2015 and 2014 was $114.5 million and $130.4 million, respectively, and $180.9 million and $126.6 million for the nine months ended September 30, 2015 and 2014, respectively.
The following table presents interest income on impaired loans by class:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in thousands)
Commercial real estate
Owner occupied	$373	$365	$1,200	$1,130
Non-owner occupied	468	386	1,158	1,161
Multi-family	—	—	—	—
Commercial and industrial
Commercial	73	184	212	561
Leases	—	—	—	—
Construction and land development
Construction	—	—	—	—
Land	199	251	591	807
Residential real estate	188	165	447	482
Consumer	2	14	5	45
Total	$1,303	$1,365	$3,613	$4,186
The Company is not committed to lend significant additional funds on these impaired loans.

The following table summarizes nonperforming assets:

	September 30, 2015	December 31, 2014
	(in thousands)
Non-accrual loans (1)	$47,692	$67,659
Loans past due 90 days or more on accrual status	5,550	5,132
Troubled debt restructured loans (2)	80,667	84,720
Total nonperforming loans	133,909	157,511
Other assets acquired through foreclosure, net	57,719	57,150
Total nonperforming assets	$191,628	$214,661

(1)	Includes non-accrual TDR loans of $20.4 million and $53.6 million at September 30, 2015 and December 31, 2014, respectively.

(2)	Includes accruing TDR loans only.
Loans Acquired in Bridge Acquisition
The following table presents information regarding the contractually required principal and interest payments receivable, cash flows expected to be collected, and the estimated fair value of loans acquired in the Bridge acquisition, as of June 30, 2015, the closing date of the transaction, adjusted by $7.1 million for measurement period adjustments recognized during the three months ended September 30, 2015:

	As Adjusted
	Commercial and Industrial	Commercial Real Estate	Construction and Land Development	Residential Real Estate	Consumer	Total
	(in thousands)
Contractually required principal and interest payments:
PCI	$14,574	$1,296	$—	$2,354	$—	$18,224
Non-PCI	1,223,072	340,749	106,851	26,999	987	1,698,658
Total loans acquired	1,237,646	342,045	106,851	29,353	987	1,716,882
Cash flows expected to be collected:
PCI	10,066	712	—	2,088	—	12,866
Non-PCI	1,186,076	304,944	102,240	26,629	989	1,620,878
Total loans acquired	1,196,142	305,656	102,240	28,717	989	1,633,744
Fair value of loans acquired:
PCI	7,362	1,417	—	2,075	—	10,854
Non-PCI	1,076,807	229,306	99,080	23,023	925	1,429,141
Total loans acquired	$1,084,169	$230,723	$99,080	$25,098	$925	$1,439,995

Loans Acquired with Deteriorated Credit Quality
Changes in the accretable yield for loans acquired with deteriorated credit quality in the Centennial, Western Liberty, and Bridge acquisitions are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in thousands)
Balance, at beginning of period	$17,190	$23,183	$19,156	$28,164
Additions due to acquisition of Bridge	—	—	857	—
Measurement period adjustments	38	—	38	—
Reclassifications from non-accretable to accretable yield (1)	597	1,613	1,292	4,643
Accretion to interest income	(1,056)	(1,562)	(3,146)	(5,764)
Reversal of fair value adjustments upon disposition of loans	(398)	(3,509)	(1,826)	(7,318)
Balance, at end of period	$16,371	$19,725	$16,371	$19,725

(1)	The primary drivers of reclassification from non-accretable to accretable yield resulted from changes in estimated cash flows.
Allowance for Credit Losses
The following table summarizes the changes in the allowance for credit losses by portfolio type:

	Three Months Ended September 30, 2015
	Construction and Land Development	Commercial Real Estate	Residential Real Estate	Commercial and Industrial	Consumer	Total
	(in thousands)
2015
Beginning Balance	$19,537	$28,946	$6,399	$59,589	$585	$115,056
Charge-offs	—	—	(8)	(1,109)	—	(1,117)
Recoveries	329	1,401	232	1,147	24	3,133
Provision	419	(5,173)	(1,313)	6,152	(85)	—
Ending balance	$20,285	$25,174	$5,310	$65,779	$524	$117,072
2014
Beginning Balance	$16,873	$34,349	$10,227	$42,861	$1,627	$105,937
Charge-offs	—	(193)	(423)	(110)	(285)	(1,011)
Recoveries	182	1,779	768	1,053	34	3,816
Provision	1,710	(1,945)	(1,043)	1,779	(82)	419
Ending balance	$18,765	$33,990	$9,529	$45,583	$1,294	$109,161

	Nine Months Ended September 30, 2015
	Construction and Land Development	Commercial Real Estate	Residential Real Estate	Commercial and Industrial	Consumer	Total
	(in thousands)
2015
Beginning Balance	$18,558	$28,783	$7,456	$54,566	$853	$110,216
Charge-offs	—	—	(626)	(3,273)	(107)	(4,006)
Recoveries	1,859	3,522	1,949	2,744	88	10,162
Provision	(132)	(7,131)	(3,469)	11,742	(310)	700
Ending balance	$20,285	$25,174	$5,310	$65,779	$524	$117,072
2014
Beginning Balance	$14,519	$32,064	$11,640	$39,657	$2,170	$100,050
Charge-offs	(78)	(694)	(1,352)	(2,626)	(302)	(5,052)
Recoveries	891	3,587	1,635	3,229	395	9,737
Provision	3,433	(967)	(2,394)	5,323	(969)	4,426
Ending balance	$18,765	$33,990	$9,529	$45,583	$1,294	$109,161

The following table presents impairment method information related to loans and allowance for credit losses by loan portfolio segment:

	Commercial Real Estate-Owner Occupied	Commercial Real Estate-Non-Owner Occupied	Commercial and Industrial	Residential Real Estate	Construction and Land Development	Commercial Leases	Consumer	Total Loans
	(in thousands)
Loans as of September 30, 2015:
Recorded Investment:
Impaired loans with an allowance recorded	$4,395	$2,344	$20,002	$1,823	$157	$—	$21	$28,742
Impaired loans with no allowance recorded	25,566	42,376	7,649	14,955	18,570	2,988	333	112,437
Total loans individually evaluated for impairment	29,961	44,720	27,651	16,778	18,727	2,988	354	141,179
Loans collectively evaluated for impairment	2,078,539	2,101,478	4,767,014	299,393	1,103,367	157,605	26,272	10,533,668
Loans acquired with deteriorated credit quality	15,382	64,444	4,758	4,508	—	—	—	89,092
Total recorded investment	$2,123,882	$2,210,642	$4,799,423	$320,679	$1,122,094	$160,593	$26,626	$10,763,939
Unpaid Principal Balance
Impaired loans with an allowance recorded	$4,509	$2,344	$20,256	$2,048	$157	$—	$21	$29,335
Impaired loans with no allowance recorded	28,380	43,465	7,815	19,476	18,814	5,320	346	123,616
Total loans individually evaluated for impairment	32,889	45,809	28,071	21,524	18,971	5,320	367	152,951
Loans collectively evaluated for impairment	2,078,539	2,101,478	4,767,014	299,393	1,103,367	157,605	26,272	10,533,668
Loans acquired with deteriorated credit quality	20,686	91,366	10,322	5,284	—	—	—	127,658
Total unpaid principal balance	$2,132,114	$2,238,653	$4,805,407	$326,201	$1,122,338	$162,925	$26,639	$10,814,277
Related Allowance for Credit Losses
Impaired loans with an allowance recorded	$783	$12	$3,112	$295	$4	$—	$1	$4,207
Impaired loans with no allowance recorded	—	—	—	—	—	—	—	—
Total loans individually evaluated for impairment	783	12	3,112	295	4	—	1	4,207
Loans collectively evaluated for impairment	10,837	13,502	60,412	5,015	20,281	2,255	523	112,825
Loans acquired with deteriorated credit quality	4	36	—	—	—	—	—	40
Total allowance for credit losses	$11,624	$13,550	$63,524	$5,310	$20,285	$2,255	$524	$117,072

	Commercial Real Estate-Owner Occupied	Commercial Real Estate-Non-Owner Occupied	Commercial and Industrial	Residential Real Estate	Construction and Land Development	Commercial Leases	Consumer	Total Loans
	(in thousands)
Loans as of December 31, 2014:
Recorded Investment:
Impaired loans with an allowance recorded	$28,024	$44,937	$11,399	$19,300	$21,052	$41	$175	$124,928
Impaired loans with no allowance recorded	16,869	21,387	2,350	—	696	332	188	41,822
Total loans individually evaluated for impairment	44,893	66,324	13,749	19,300	21,748	373	363	166,750
Loans collectively evaluated for impairment	1,670,083	1,910,420	3,312,629	277,692	726,305	205,266	32,646	8,135,041
Loans acquired with deteriorated credit quality	17,912	75,822	330	2,410	—	—	—	96,474
Total recorded investment	$1,732,888	$2,052,566	$3,326,708	$299,402	$748,053	$205,639	$33,009	$8,398,265
Unpaid Principal Balance
Impaired loans with an allowance recorded	$31,292	$45,853	$11,829	$24,420	$21,169	$41	$187	$134,791
Impaired loans with no allowance recorded	17,010	21,550	4,104	—	885	483	188	44,220
Total loans individually evaluated for impairment	48,302	67,403	15,933	24,420	22,054	524	375	179,011
Loans collectively evaluated for impairment	1,670,083	1,910,420	3,312,629	277,692	726,305	205,266	32,646	8,135,041
Loans acquired with deteriorated credit quality	24,273	108,935	1,150	3,439	—	—	—	137,797
Total unpaid principal balance	$1,742,658	$2,086,758	$3,329,712	$305,551	$748,359	$205,790	$33,021	$8,451,849
Related Allowance for Credit Losses
Impaired loans with an allowance recorded	$2,082	$2,537	$1,926	$1,052	$3,112	$39	$17	$10,765
Impaired loans with no allowance recorded	—	—	—	—	—	—	—	—
Total loans individually evaluated for impairment	2,082	2,537	1,926	1,052	3,112	39	17	10,765
Loans collectively evaluated for impairment	10,198	13,734	49,809	6,404	15,446	2,761	836	99,188
Loans acquired with deteriorated credit quality	174	58	31	—	—	—	—	263
Total allowance for credit losses	$12,454	$16,329	$51,766	$7,456	$18,558	$2,800	$853	$110,216
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

The following table presents information on the financial effects of TDR loans by class for the three and nine months ended September 30, 2015 and 2014:

Three Months Ended September 30, 2015
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Forgiven Principal Balance	Lost Interest Income	Post-Modification Outstanding Recorded Investment	Waived Fees and Other Expenses
(dollars in thousands)
Commercial real estate
Owner occupied	—	$—	$—	$—	$—	$—
Non-owner occupied	1	193	—	—	193	—
Multi-family	—	—	—	—	—	—
Commercial and industrial
Commercial	—	—	—	—	—	—
Leases	—	—	—	—	—	—
Construction and land development
Construction	—	—	—	—	—	—
Land	—	—	—	—	—	—
Residential real estate	1	81	—	3	78	4
Consumer	—	—	—	—	—	—
Total	2	$274	$—	$3	$271	$4

	Nine Months Ended September 30, 2015
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Forgiven Principal Balance	Lost Interest Income	Post-Modification Outstanding Recorded Investment	Waived Fees and Other Expenses
	(dollars in thousands)
Commercial real estate
Owner occupied	—	$—	$—	$—	$—	$—
Non-owner occupied	1	193	—	—	193	—
Multi-family	—	—	—	—	—	—
Commercial and industrial
Commercial	1	256	—	—	256	—
Leases	—	—	—	—	—	—
Construction and land development
Construction	—	—	—	—	—	—
Land	—	—	—	—	—	—
Residential real estate	1	81	—	3	78	4
Consumer	—	—	—	—	—	—
Total	3	$530	$—	$3	$527	$4

	Three Months Ended September 30, 2014
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Forgiven Principal Balance	Lost Interest Income	Post-Modification Outstanding Recorded Investment	Waived Fees and Other Expenses
	(dollars in thousands)
Commercial real estate
Owner occupied	1	$98	$—	$—	$98	$—
Non-owner occupied	1	351	—	—	351	—
Multi-family	—	—	—	—	—	—
Commercial and industrial
Commercial	2	1,307	—	—	1,307	—
Leases	—	—	—	—	—	—
Construction and land development
Construction	—	—	—	—	—	—
Land	—	—	—	—	—	—
Residential real estate	—	—	—	—	—	—
Consumer	—	—	—	—	—	—
Total	4	$1,756	$—	$—	$1,756	$—

	Nine Months Ended September 30, 2014
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Forgiven Principal Balance	Lost Interest Income	Post-Modification Outstanding Recorded Investment	Waived Fees and Other Expenses
	(dollars in thousands)
Commercial real estate
Owner occupied	2	$896	$378	$117	$401	$33
Non-owner occupied	2	13,774	—	—	13,774	8
Multi-family	—	—	—	—	—	—
Commercial and industrial
Commercial	4	2,336	—	—	2,336	4
Leases	—	—	—	—	—	—
Construction and land development
Construction	—	—	—	—	—	—
Land	—	—	—	—	—	—
Residential real estate	3	1,302	447	70	785	7
Consumer	—	—	—	—	—	—
Total	11	$18,308	$825	$187	$17,296	$52

The following table presents TDR loans by class for which there was a payment default during the period:

Three Months Ended September 30,
	2015		2014
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
(dollars in thousands)
Commercial real estate
Owner occupied	—	$—	—	$—
Non-owner occupied	—	—	1	493
Multi-family	—	—	—	—
Commercial and industrial
Commercial	—	—	—	—
Leases	—	—	—	—
Construction and land development
Construction	—	—	—	—
Land	—	—	—	—
Residential real estate	—	—	—	—
Consumer	—	—	—	—
Total	—	$—	1	$493

	Nine Months Ended September 30,
	2015		2014
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
	(dollars in thousands)
Commercial real estate
Owner occupied	—	$—	2	$395
Non-owner occupied	—	—	1	493
Multi-family	—	—	—	—
Commercial and industrial
Commercial	—	—	3	369
Leases	—	—	—	—
Construction and land development
Construction	1	137	—	—
Land	—	—	—	—
Residential real estate	1	202	1	202
Consumer	—	—	—	—
Total	2	$339	7	$1,459
A TDR loan is deemed to have a payment default when it becomes past due 90 days, goes on non-accrual, or is restructured again. Payment defaults, along with other qualitative indicators, are considered by management in the determination of the allowance for credit losses.
At September 30, 2015 and December 31, 2014, there was $0.1 million and $1.2 million, respectively, in loan commitments outstanding on TDR loans.
Loan Purchases and Sales
For the three months ended September 30, 2015 and 2014, the Company had secondary market loan purchases of $70.8 million and $63.8 million, respectively. For the nine months ended September 30, 2015 and 2014, secondary market loan purchases totaled $96.9 million and $96.1 million, respectively. For 2015, these purchased loans consisted of $76.8 million of commercial and industrial loans, $13.2 million of commercial real estate loans, $6.8 million in commercial leases, and $0.1 million of construction and land development loans. For 2014, these purchased loans consisted of commercial and industrial loans. In addition, the Company periodically acquires newly originated loans at closing through participations or loan syndications.

During the three months ended September 30, 2015, the Company sold loans, which consisted primarily of commercial mortgage-backed securities loans, with a carrying value of $26.4 million and recognized a gain of $0.1 million on the sales. For the nine months ended September 30, 2015, the Company sold loans, which consisted primarily of commercial and industrial and commercial mortgage-backed securities loans, with a carrying value of $118.7 million and recognized a gain of $0.4 million on the sales. The Company had no significant loan sales in 2014.
5. OTHER ASSETS ACQUIRED THROUGH FORECLOSURE
The following table represents the changes in other assets acquired through foreclosure:

	Three Months Ended September 30,
	2015
	Gross Balance	Valuation Allowance	Net Balance
	(in thousands)
Balance, beginning of period	$71,782	$(12,447)	$59,335
Measurement period adjustments	(143)	—	(143)
Transfers to other assets acquired through foreclosure, net	14,111	—	14,111
Proceeds from sale of other real estate owned and repossessed assets, net	(16,646)	959	(15,687)
Valuation adjustments, net	—	573	573
Gains, net (1)	(470)	—	(470)
Balance, end of period	$68,634	$(10,915)	$57,719

	2014
Balance, beginning of period	$74,643	$(15,351)	$59,292
Transfers to other assets acquired through foreclosure, net	2,737	—	2,737
Proceeds from sale of other real estate owned and repossessed assets, net	(11,811)	982	(10,829)
Valuation adjustments, net	—	(882)	(882)
Gains, net (1)	1,469	—	1,469
Balance, end of period	$67,038	$(15,251)	$51,787

(1)	Includes net gains related to initial transfers to other assets of $0.3 million and zero during the three months ended September 30, 2015 and 2014, respectively, pursuant to accounting guidance.

	Nine Months Ended September 30,
	2015
	Gross Balance	Valuation Allowance	Net Balance
	(in thousands)
Balance, beginning of period	$71,421	$(14,271)	$57,150
Additions from acquisition of Bridge	1,407	—	1,407
Transfers to other assets acquired through foreclosure, net	27,570	—	27,570
Proceeds from sale of other real estate owned and repossessed assets, net	(34,349)	4,287	(30,062)
Valuation adjustments, net	—	(931)	(931)
Gains, net (2)	2,585	—	2,585
Balance, end of period	$68,634	$(10,915)	$57,719

	2014
Balance, beginning of period	$88,421	$(21,702)	$66,719
Transfers to other assets acquired through foreclosure, net	9,156	—	9,156
Proceeds from sale of other real estate owned and repossessed assets, net	(33,187)	7,626	(25,561)
Valuation adjustments, net	—	(1,175)	(1,175)
Gains, net (2)	2,648	—	2,648
Balance, end of period	$67,038	$(15,251)	$51,787

(2)	Includes net gains related to initial transfers to other assets of $0.9 million and zero during the nine months ended September 30, 2015 and 2014, respectively, pursuant to accounting guidance.

At September 30, 2015 and December 31, 2014, the majority of the Company’s repossessed assets consisted of properties located in Nevada. The Company held 45 properties at September 30, 2015, compared to 67 at December 31, 2014.
6. OTHER BORROWINGS
The following table summarizes the Company’s borrowings as of September 30, 2015 and December 31, 2014:

	September 30, 2015	December 31, 2014
	(in thousands)
Short-Term:
Revolving line of credit	$—	$25,000
FHLB advances	300,027	96,987
Other short-term debt	—	58,182
Total short-term borrowings	$300,027	$180,169
Long-Term:
FHLB advances	$—	$210,094
Total long-term borrowings	$—	$210,094
The Company maintains other lines of credit with correspondent banks totaling $70.0 million, of which $25.0 million is secured by pledged securities and has a floating interest rate of LIBOR plus 1.25%. The remaining $45.0 million is unsecured and has a floating interest rate of LIBOR plus 3.25%. As of September 30, 2015, there were no outstanding balances on the Company's lines of credit. At December 31, 2014, the Company had revolving lines of credit with other institutions with outstanding advances totaling $25.0 million, at an interest rate of 1.75%. In addition, the Bank has entered into federal funds credit line agreements with correspondent banks under which it can borrow up to $100.0 million on an unsecured basis at the federal funds rate in effect at the time of borrowing. There were no amounts outstanding on these lines of credit as of September 30, 2015 and December 31, 2014. The lending institutions will determine the interest rate charged on funds at the time of the borrowing.
The Company maintains lines of credit with the FHLB and the FRB. The Company’s borrowing capacity is determined based on collateral pledged, generally consisting of investment securities and loans, at the time of the borrowing. At September 30, 2015, there were $300.0 million in short-term FHLB advances, consisting primarily of overnight advances. The weighted average interest rate on these FHLB advances as of September 30, 2015 was 0.25%. At December 31, 2014, short-term FHLB advances of $97.0 million had a weighted average interest rate of 1.24%.
During the three months ended September 30, 2015, the 10% Senior Notes matured, resulting in a $58.2 million decrease to other short-term debt. At December 31, 2014, Senior Notes with a carrying value of $58.2 million had a weighted average interest rate of 4.15%.
During the second quarter, the Company paid off $200.0 million of FHLB advances classified as long-term for a loss on extinguishment of $0.1 million. As of December 31, 2014, long-term FHLB advances of $210.1 million had a weighted average interest rate of 1.06%.
As of September 30, 2015 and December 31, 2014, the Company had additional available credit with the FHLB of approximately $1.41 billion and $935.0 million, respectively, and with the FRB of approximately $1.79 billion and $1.15 billion, respectively.

7. QUALIFYING DEBT
Subordinated Debt
On June 29, 2015, the Company issued $150.0 million of subordinated debt, which was recorded net of debt issuance costs of $1.9 million, and matures July 15, 2025. The subordinated debt has a fixed interest rate of 5.00% through June 30, 2020 and then converts to a variable rate of 3.20% plus three month LIBOR through maturity. The carrying value of subordinated debt includes the effective portion of related hedges and is $152.3 million at September 30, 2015.
Junior Subordinated Debt
The Company has formed or acquired through mergers, eight statutory business trusts, including two new business trusts, Bridge Capital Trust I and Bridge Capital Trust II, acquired in the acquisition of Bridge on June 30, 2015. These trusts exist for the exclusive purpose of issuing Cumulative Trust Preferred Securities. All of the funds raised from the issuance of these securities were passed to the Company and are reflected in the accompanying Consolidated Balance Sheets as junior subordinated debt, with a carrying value of $54.5 million as of September 30, 2015.
The junior subordinated debt has contractual balances and maturity dates as follows:

Name of Trust	Maturity	September 30, 2015	December 31, 2014
		(in thousands)
BankWest Nevada Capital Trust II	2033	$15,464	$15,464
Intermountain First Statutory Trust I	2034	10,310	10,310
First Independent Capital Trust I	2035	7,217	7,217
WAL Trust No. 1	2036	20,619	20,619
WAL Statutory Trust No. 2	2037	5,155	5,155
WAL Statutory Trust No. 3	2037	7,732	7,732
Total contractual balance		66,497	66,497
Unrealized gains on trust preferred securities measured at fair value, net		(23,340)	(26,060)
Junior subordinated debt, at fair value		$43,157	$40,437

Bridge Capital Trust I	2035	$12,372	$—
Bridge Capital Trust II	2036	5,155	—
Total contractual balance		17,527	—
Fair market value adjustment (1)		(6,163)	—
Junior subordinated debt, assumed from Bridge		$11,364	$—

Total junior subordinated debt		$54,521	$40,437

(1)	The fair market value adjustment will be amortized over the remaining life of the trusts.
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
With the exception of debt issued by Bridge Capital Trust I and Bridge Capital Trust II, junior subordinated debt is recorded at fair value at each reporting date due to the FVO election made by the Company under ASC 825. The Bridge junior subordinated debt was initially recorded at a fair value of $11.3 million on June 30, 2015, which includes a fair market value adjustment of $6.2 million that will be amortized over the remaining life of the debt. The Company did not make the FVO election for the Bridge junior subordinated debt. Accordingly, the carrying value of these trusts at each future reporting date will not reflect the current fair value of the debt.
The weighted average interest rate of all junior subordinated debt as of September 30, 2015 was 2.66%, which is three month LIBOR plus the contractual spread of 2.34%, compared to a weighted average interest rate of 2.73% at December 31, 2014.
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
Sales in the ATM offering were previously being made pursuant to a prospectus dated May 14, 2012 and a prospectus supplement filed with the SEC on June 4, 2014, in connection with one or more offerings of shares from the Company's shelf registration statement on Form S-3 (No. 333-181128), which expired on May 14, 2015. On May 7, 2015, the Company filed with the SEC a new shelf registration statement on Form S-3 (No. 333-203959). During the three and nine months ended September 30, 2015, there were no sales under the ATM offering. During the three and nine months ended September 30, 2014, the Company sold zero and 115,866 shares under the ATM offering, respectively, at a weighted-average selling price of $24.44 per share for gross proceeds of $2.8 million. Total offering costs under the ATM program for the three and nine months ended September 30, 2014 were $0.1 million and $0.3 million, respectively, of which less than $0.1 million relates to compensation costs paid to Credit Suisse Securities.
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
Bridge's restricted stock awards generally had an original vesting period of five years. The remaining vesting period of these awards remained unchanged upon conversion. The value of restricted stock replacement awards were based on WAL's stock price as of the acquisition date and totaled $17.0 million as of June 30, 2015, of which $9.0 million is considered purchase price consideration for pre-combination service and $8.0 million is post-combination compensation service expense that will be recognized over the remaining vesting period of the awards. During the three months ended September 30, 2015, the Company recognized $1.3 million in compensation expense related to these awards.
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

The total value of assumed stock options as of June 30, 2015 totaled $4.1 million, of which $1.7 million is considered purchase price consideration for pre-combination service and $2.4 million is post-combination compensation service expense that will be recognized over the remaining vesting period of the options. During the three months ended September 30, 2015, the Company recognized $0.3 million in compensation expense related to these awards.
Restricted Stock
For the three and nine months ended September 30, 2015, 34,150 and 370,125 shares of restricted stock that generally vest over three years were granted to Company employees and 64,000 shares of restricted stock that were fully vested at June 30, 2015 were granted to non-employee WAL and WAB directors. The Company estimates the compensation cost for restricted stock grants based upon the grant date fair value. The aggregate grant date fair value for the restricted stock issued during the three and nine months ended September 30, 2015 was $1.1 million and $12.0 million, respectively. For the three and nine months ended September 30, 2015, the Company recognized $1.8 million and $7.0 million, respectively, in stock-based compensation expense related to these restricted stock grants, compared to $1.3 million and $4.8 million, respectively, in stock-based compensation expense for the three and nine months ended September 30, 2014.
In addition, the Company granted 52,200 shares of restricted stock to certain members of executive management that have both performance and service conditions that affect vesting. The performance condition is based on achieving an EPS target for fiscal year 2015 and, if this target is met, the restricted stock awards will vest over a three-year service period. Assuming the EPS target is met, the grant date fair value of the awards was $1.4 million. For the three and nine months ended September 30, 2015, the Company recognized $0.1 million and $0.3 million, respectively, in stock-based compensation expense related to these restricted stock grants. There was no related stock-based compensation expense for the three and nine months ended September 30, 2014.
There were approximately 1.5 million and 1.1 million restricted shares outstanding at September 30, 2015 and December 31, 2014, respectively.
Performance Stock Units
The Company grants executive management committee members performance stock units that do not vest unless the Company achieves a specified cumulative EPS target over a three-year performance period. The number of shares issued will vary based on the cumulative EPS target that is achieved. The Company estimates the cost of performance stock units based upon the grant date fair value and expected vesting percentage over the three-year performance period. For the three and nine months ended September 30, 2015, the Company recognized $1.6 million and $3.6 million, respectively, in stock-based compensation expense related to these performance stock units, compared to $0.7 million and $2.2 million, respectively, in stock-based compensation expense for the three and nine months ended September 30, 2014.
The first three-year performance period ended on December 31, 2014, and the Company's cumulative EPS for the performance period exceeded the level required for a maximum award under the terms of the grant. As a result, on February 18, 2015, executive management committee members were granted 285,000 of fully vested common shares.
As of September 30, 2015, outstanding performance stock unit grants made in 2013, 2014, and 2015 are expected to pay out at the maximum award amount, or 723,050 common shares.

9. ACCUMULATED OTHER COMPREHENSIVE INCOME
The following table summarizes the changes in accumulated other comprehensive income (loss) by component, net of tax, for the periods indicated:

	Three Months Ended September 30,
	2015				2014
	Unrealized holding gains (losses) on AFS	Unrealized holding gains on SERP	Impairment loss on securities	Total	Unrealized holding gains (losses) on AFS	Impairment loss on securities	Total
	(in thousands)
Beginning Balance	$14,867	$337	$144	$15,348	$8,328	$144	$8,472
SERP	—	(229)	—	(229)	—	—	—
Transfer of HTM securities to AFS	—	—	—	—	—	—	—
Other comprehensive income before reclassifications	5,486	—	—	5,486	1,124	—	1,124
Amounts reclassified from accumulated other comprehensive income	38	—	—	38	(113)	—	(113)
Net current-period other comprehensive income (loss)	5,524	(229)	—	5,295	1,011	—	1,011
Ending Balance	$20,391	$108	$144	$20,643	$9,339	$144	$9,483

	Nine Months Ended September 30,
	2015				2014
	Unrealized holding gains (losses) on AFS	Unrealized holding gains on SERP	Impairment loss on securities	Total	Unrealized holding gains (losses) on AFS	Impairment loss on securities	Total
	(in thousands)
Beginning Balance	$16,495	$—	$144	$16,639	$(21,690)	$144	$(21,546)
SERP	—	108	—	108	—	—	—
Transfer of HTM securities to AFS	—	—	—	—	8,976	—	8,976
Other comprehensive income before reclassifications	4,261	—	—	4,261	22,293	—	22,293
Amounts reclassified from accumulated other comprehensive income	(365)	—	—	(365)	(240)	—	(240)
Net current-period other comprehensive income	3,896	108	—	4,004	31,029	—	31,029
Ending Balance	$20,391	$108	$144	$20,643	$9,339	$144	$9,483
The following table presents reclassifications out of accumulated other comprehensive income:

	Three Months Ended September 30,		Nine Months Ended September 30,
Income Statement Classification	2015	2014	2015	2014
	(in thousands)
(Loss) gain on sales of investment securities, net	$(62)	$181	$582	$384
Income tax benefit (expense)	24	(68)	(217)	(144)
Net of tax	$(38)	$113	$365	$240

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
As of September 30, 2015, December 31, 2014, and September 30, 2014, the Company does not have any significant outstanding cash flow hedges or free-standing derivatives.
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
The Company entered into a "pay variable/receive fixed" interest rate swap agreement, designated as a fair value hedge, to hedge the interest rate exposure on its subordinated debt issuance. As a result, the Company is paying a floating rate of three month LIBOR plus 3.16% and receiving semi-annual fixed payments of 5.00% to match the payments on the debt.

Fair Values, Volume of Activity, and Gain/Loss Information Related to Derivative Instruments
The following table summarizes the fair values of the Company's derivative instruments on a gross and net basis as of September 30, 2015, December 31, 2014, and September 30, 2014. The change in the notional amounts of these derivatives from December 31, 2014 to September 30, 2015 indicates the volume of the Company's derivative transaction activity during 2015. The derivative asset and liability balances are presented on a gross basis, prior to the application of bilateral collateral and master netting agreements. Total derivative assets and liabilities are adjusted to take into account the impact of legally enforceable master netting agreements that allow the Company to settle all derivative contracts with the same counterparty on a net basis and to offset the net derivative position with the related collateral. Where master netting agreements are not in effect or are not enforceable under bankruptcy laws, the Company does not adjust those derivative amounts with counterparties. The fair value of derivative contracts, after taking into account the effects of master netting agreements, is included in other assets or other liabilities in the Consolidated Balance Sheets, as indicated in the following table:

	September 30, 2015			December 31, 2014			September 30, 2014
		Fair Value			Fair Value			Fair Value
	Notional Amount	Derivative Assets	Derivative Liabilities	Notional Amount	Derivative Assets	Derivative Liabilities	Notional Amount	Derivative Assets	Derivative Liabilities
	(in thousands)
Derivatives designated as hedging instruments:
Fair value hedges
Interest rate swaps	$805,073	$4,009	$70,391	$647,703	$7	$57,820	$589,101	$43	$29,869
Total	805,073	4,009	70,391	647,703	7	57,820	589,101	43	29,869
Netting adjustments (1)	—	—	—	—	—	—	—	17	17
Net derivatives in the balance sheet	$805,073	$4,009	$70,391	$647,703	$7	$57,820	$589,101	$26	$29,852

(1)	Netting adjustments represent the amounts recorded to convert our derivative balances from a gross basis to a net basis in accordance with the applicable accounting guidance.
Fair value hedges
An assessment of effectiveness is performed at both initiation of a hedge and on a quarterly basis thereafter. All of the Company's fair value hedges remained “highly effective” as of September 30, 2015, December 31, 2014, and September 30, 2014.
The following table summarizes the pre-tax net gains (losses) on fair value hedges for the three and nine months ended September 30, 2015 and September 30, 2014, which are recorded in unrealized (losses) gains on assets and liabilities measured at fair value, net in the income statement.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in thousands)
Hedge of Fixed Rate Loans (a)
Loss on "receive fixed" swap	(21,345)	(636)	(12,572)	(32,410)
Gain on fixed rate loans	21,382	666	12,629	32,236
Net ineffectiveness	37	30	57	(174)
Hedge of Fixed Rate Subordinated Debt (a)
Gain on "pay fixed" swap	3,812	—	4,009	—
Loss on subordinated debt	(3,812)	—	(4,009)	—
Net ineffectiveness	—	—	—	—

(a)
The fair value of derivatives contracts are carried as other assets and other liabilities. The effective portion of hedging gains (losses) are recorded as basis adjustments to the underlying hedge asset or liability. Gains and losses on both the hedging derivative and hedged item are are recorded through non-interest expense with a resulting net income impact for the amount of ineffectiveness.

Counterparty Credit Risk
Like other financial instruments, derivatives contain an element of credit risk. This risk is measured as the expected positive replacement value of the contracts. Management generally enters into bilateral collateral and master netting agreements that provide for the net settlement of all contracts with the same counterparty. Additionally, management monitors counterparty credit risk exposure on each contract to determine appropriate limits on the Company's total credit exposure across all product types. In general, the Company has a zero credit threshold with regard to derivative exposure with counterparties. Management reviews the Company's collateral positions on a daily basis and exchanges collateral with counterparties in accordance with standard ISDA documentation and other related agreements. The Company generally holds collateral in the form of highly rated securities issued by the U.S. Treasury or government-sponsored enterprises, such as GNMA, FNMA, and FHLMC. The total collateral netted against net derivative liabilities totaled $67.3 million at September 30, 2015, $57.8 million at December 31, 2014, and $29.8 million at September 30, 2014.
The following table summarizes our largest exposure to an individual counterparty at the dates indicated:

	September 30, 2015	December 31, 2014	September 30, 2014
	(in thousands)
Largest gross exposure (derivative asset) to an individual counterparty	$4,009	$7	$26
Collateral posted by this counterparty	—	—	—
Derivative liability with this counterparty	—	—	—
Collateral pledged to this counterparty	—	—	—
Net exposure after netting adjustments and collateral	$4,009	$7	$26
Credit Risk Contingent Features
Management has entered into certain derivative contracts that require the Company to post collateral to the counterparties when these contracts are in a net liability position. Conversely, the counterparties post collateral when these contracts are in a net asset position. The amount of collateral to be posted is based on the amount of the net liability and exposure thresholds. As of September 30, 2015, December 31, 2014, and September 30, 2014 the aggregate fair value of all derivative contracts with credit risk contingent features (i.e., those containing collateral posting provisions) held by the Company that were in a net liability position totaled $70.4 million, $57.8 million, and $29.9 million, respectively. As of September 30, 2015, the Company was in an over-collateralized net position of $8.4 million after considering $75.7 million of collateral held in the form of securities. As of December 31, 2014 and September 30, 2014, the Company was in an over-collateralized position of $14.2 million and $14.9 million, respectively.
11. EARNINGS PER SHARE
Diluted EPS is based on the weighted average outstanding common shares during each period, including common stock equivalents. Basic EPS is based on the weighted average outstanding common shares during the period.
The following table presents the calculation of basic and diluted EPS:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in thousands, except per share amounts)
Weighted average shares - basic	100,776	86,723	92,345	86,495
Dilutive effect of stock awards	744	849	587	850
Weighted average shares - diluted	101,520	87,572	92,932	87,345
Net income available to common stockholders	$58,958	$40,566	$133,444	$106,484
Earnings per share - basic	0.59	0.47	1.45	1.23
Earnings per share - diluted	0.58	0.46	1.44	1.22
The Company had zero and 1,500 stock options outstanding as of September 30, 2015 and December 31, 2014, respectively, that were not included in the computation of diluted earnings per common share because their effect would be anti-dilutive.

12. INCOME TAXES
The effective tax rate was 24.49% and 24.04% for the three months ended September 30, 2015 and 2014, respectively. For the nine months ended September 30, 2015 and 2014, the Company's effective tax rate was 24.67%, and 23.97%, respectively. The increase in the effective tax rate is due primarily to proportionately lower tax-exempt income, non-recurring tax benefits, increased state taxes, and a decrease in the amount of valuation allowance that will be released during 2015.
As of September 30, 2015, there is $0.5 million recorded for unrecognized tax benefits, all of which carried over from the Bridge acquisition. Management believes that this recorded liability for unrecognized tax benefits is adequate. The Company estimates that it is reasonably possible that the entire liability for unrecognized tax benefits will be settled within the next twelve months.
Interest and penalties related to unrecognized tax benefits are recognized in the provision for income taxes. As of September 30, 2015, an additional liability has not been recorded for interest or penalties. All of the Company's unrecognized tax benefits relate to legacy Bridge positions. Therefore, all amounts of interest and penalties through June 30, 2015 were recorded in the pre-acquisition period and there have not been significant changes that would require an adjustment in the post-acquisition period.
Deferred tax assets and liabilities are included in the Consolidated Financial Statements at currently enacted income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be reversed. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes.
For the nine months ended September 30, 2015, the net deferred tax assets increased $15.9 million to $78.5 million. This overall increase in the net deferred tax asset was primarily the result of the Bridge acquisition, a change in unrealized gains and losses, and an increase in the allowance for credit losses.
Although realization is not assured, the Company believes that the realization of the recognized deferred tax asset of $78.5 million at September 30, 2015 is more-likely-than-not based on expectations as to future taxable income and based on available tax planning strategies within the meaning of ASC 740, Income Taxes, that could be implemented if necessary to prevent a carryover from expiring.
As of September 30, 2015 and December 31, 2014, the Company had a $0.6 million and $1.8 million, respectively, deferred tax valuation allowance related to net capital loss carryovers from the sale of preferred stock investments and $0.5 million, for both periods, related to IRC Section 382 limitations associated with the Company's acquisition of Western Liberty.
The deferred tax asset related to federal and state NOL carryovers outstanding at September 30, 2015 and December 31, 2014 available to reduce the tax liability in future years totaled $9.3 million. The entire $9.3 million of tax benefits relate to federal NOL carryovers (subject to an annual limitation imposed by IRC Section 382). The Company’s ability to use federal NOL carryovers, as well as its ability to use certain future tax deductions called NUBILs associated with the Company's acquisitions of Western Liberty and Centennial, will be subject to separate annual limitations of $1.8 million and $1.6 million of deductions from taxable income, respectively. In management’s opinion, it is more-likely-than-not that the results of future operations will generate sufficient taxable income to realize all but $0.5 million of the deferred tax benefits related to these NOL carryovers and NUBILs.
Investments in LIHTC
The Company invests in LIHTC funds that are designed to generate a return primarily through the realization of federal tax credits.
Investments in LIHTC and unfunded LIHTC obligations are included as part of other assets and other liabilities, respectively, in the Consolidated Balance Sheets and total $121.8 million and $38.1 million, respectively, as of September 30, 2015. For the three months ended September 30, 2015 and 2014, $4.8 million and $3.0 million of amortization related to LIHTC investments was recognized as a component of current income tax expense, respectively. For the nine months ended September 30, 2015 and 2014, $10.4 million and $9.3 million of amortization related to LIHTC investments was recognized as a component of income tax expense, respectively.

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
A summary of the contractual amounts for unfunded commitments and letters of credit are as follows:

	September 30, 2015	December 31, 2014
	(in thousands)
Commitments to extend credit, including unsecured loan commitments of $336,525 at September 30, 2015 and $232,863 at December 31, 2014	$3,678,785	$2,164,523
Credit card commitments and financial guarantees	57,281	42,038
Standby letters of credit, including unsecured letters of credit of $38,205 at September 30, 2015 and $5,166 at December 31, 2014	72,956	49,556
Total	$3,809,022	$2,256,117
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
The Company has exposure to credit losses from unfunded commitments and letters of credit. As funds have not been disbursed on these commitments, they are not reported as loans outstanding. Credit losses related to these commitments are not included in the allowance for credit losses reported in "Note 4. Loans, Leases and Allowance for Credit Losses" of these Unaudited Consolidated Financial Statements and are accounted for as a separate loss contingency. This loss contingency for unfunded loan commitments and letters of credit was $3.3 million and $2.1 million as of September 30, 2015 and December 31, 2014. Changes to this liability are adjusted through non-interest expense.
Concentrations of Lending Activities
The Company’s lending activities are driven in large part by the customers served in the market areas where the Company has branch offices in the states of Arizona, Nevada, and California. Despite the geographic concentration of lending activities, the Company does not have a single external customer from which it derives 10% or more of its revenues. The Company monitors concentrations within four broad categories: geography, industry, product, and collateral. The Company's loan portfolio includes significant credit exposure to the CRE market. As of September 30, 2015 and December 31, 2014, CRE related loans accounted for approximately 51% and 54% of total loans, respectively. Substantially all of these loans are secured by first liens with an initial loan to value ratio of generally not more than 75%. Approximately 49% and 46% of these CRE loans, excluding construction and land loans, were owner-occupied at September 30, 2015 and December 31, 2014, respectively.

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
Lease Commitments
The Company leases the majority of its office locations and many of these leases contain multiple renewal options and provisions for increased rents. Total rent expense of $2.3 million and $1.6 million was included in occupancy expenses for the three months ended September 30, 2015 and 2014, respectively. For the nine months ended September 30, 2015 and 2014, total rent expense was $5.5 million and $4.9 million, respectively.
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
Under ASC 825, the Company elected the FVO treatment for junior subordinated debt issued by WAL. This election is irrevocable and unrealized gains and losses on these items must be reported in earnings at each reporting date. The Company did not elect FVO treatment for assumed Bridge junior subordinated debt.
All securities for which the fair value measurement option had been elected are included in a separate line item in the Consolidated Balance Sheets as securities measured at fair value.

For the three and nine months ended September 30, 2015 and 2014, gains and losses from fair value changes included in the Consolidated Income Statements were as follows:

	Changes in Fair Values for Items Measured at Fair Value Pursuant to Election of the Fair Value Option
	Unrealized Gain/(Loss) on Assets and Liabilities Measured at Fair Value, Net	Interest Income on Securities	Interest Expense on Junior Subordinated Debt	Total Changes Included in Current-Period Earnings
	(in thousands)
Three Months Ended September 30, 2015
Securities measured at fair value	$(6)	$1	$—	$(5)
Junior subordinated debt	5,325	—	2,008	7,333
Total	$5,319	$1	$2,008	$7,328
Nine Months Ended September 30, 2015
Securities measured at fair value	$(20)	$2	$—	$(18)
Junior subordinated debt	(2,720)	—	2,900	180
Total	$(2,740)	$2	$2,900	$162
Three Months Ended September 30, 2014
Securities measured at fair value	$(52)	$4	$—	$(48)
Junior subordinated debt	918	—	(443)	475
Total	$866	$4	$(443)	$427
Nine Months Ended September 30, 2014
Securities measured at fair value	$(36)	$6	$—	$(30)
Junior subordinated debt	65	—	(1,307)	(1,242)
Total	$29	$6	$(1,307)	$(1,272)
There were no net gains or losses recognized during the three and nine months ended September 30, 2015 and 2014 on trading securities sold during the period.
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
Independent pricing service: Our independent pricing service provides pricing information on Level 1, 2, and 3 securities, and represents the pricing source for the majority of the portfolio. Management independently evaluates the fair value measurements received from the Company's third party pricing service through multiple review steps. First, management reviews what has transpired in the marketplace with respect to interest rates, credit spreads, volatility, and mortgage rates, among other things, and develops an expectation of changes to the securities' valuations from the previous quarter. Then, management obtains market values from additional sources. The pricing service provides management with observable market data including interest rate curves and mortgage prepayment speed grids, as well as dealer quote sheets, new bond offering sheets, and historical trade documentation. Management reviews the assumptions and decides whether they are reasonable. Management may compare interest rates, credit spreads and prepayments speeds used as part of the assumptions to those that management believes are reasonable. Management may price securities using the provided assumptions to determine whether they can develop similar prices on like securities. Any discrepancies between management’s review and the prices provided by the vendor are discussed with the vendor and the Company’s other valuation advisors. Last, management selects a sample of investment securities and compares the values provided by its primary third party pricing service to the market values obtained from secondary sources and evaluates those with notable variances.
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
As of September 30, 2015, utilizing the methodology described above, the Company estimated the discount rate at 5.925%, which represents the implied credit spread of the "BB" rated financial curve, of 5.60% plus three month LIBOR (0.325%). As of December 31, 2014, the Company estimated the discount rate at 6.242%, which was a 5.99% credit spread plus three month LIBOR of 0.256%.

The fair value of assets and liabilities measured at fair value on a recurring basis were determined using the following inputs as of the periods presented:

	Fair Value Measurements at the End of the Reporting Period Using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
	(in thousands)
September 30, 2015
Assets:
Measured at fair value
Residential MBS issued by GSEs	$—	$1,537	$—	$1,537
Available-for-sale
Collateralized debt obligations	$—	$—	$10,210	$10,210
Commercial MBS issued by GSEs	—	19,599	—	19,599
Corporate debt securities	—	13,430	—	13,430
CRA investments	34,762	—	—	34,762
Municipal obligations	—	334,065	—	334,065
Preferred stock	110,130	—	—	110,130
Private label commercial MBS	—	4,916	—	4,916
Private label residential MBS	—	244,148	—	244,148
Residential MBS issued by GSEs	—	1,115,410	—	1,115,410
Trust preferred securities	—	24,649	—	24,649
U.S. government sponsored agency securities	—	18,633	—	18,633
U.S. treasury securities	3,028	—	—	3,028
Total AFS securities	$147,920	$1,774,850	$10,210	$1,932,980
Loans - HFS	$—	$24,356	$—	$24,356
Derivative assets (1)	—	4,009	—	4,009
Liabilities:
Junior subordinated debt (2)	$—	$—	$43,157	$43,157
Derivative liabilities (1)	—	70,391	—	70,391

(1)
Derivative assets and liabilities relate to interest rate swaps, see "Note 10. Derivatives and Hedging Activities." In addition, the carrying value of loans includes a net positive value of $67,822 and the net carrying value of subordinated debt includes a net negative value of $4,009 as of September 30, 2015, which relates to the effective portion of the hedges put in place to mitigate against fluctuations in interest rates.

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

For the three and nine months ended September 30, 2015 and 2014, the change in Level 3 assets and liabilities measured at fair value on a recurring basis was as follows:

	Junior Subordinated Debt
	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in thousands)
Beginning balance	$(48,482)	$(42,711)	$(40,437)	$(41,858)
Transfers into Level 3	—	—	—	—
Total gains (losses) for the period
Included in earnings (1)	5,325	918	(2,720)	65
Ending balance	$(43,157)	$(41,793)	$(43,157)	$(41,793)

(1)	Total gains (losses) for the period are included in the non-interest income line, Unrealized gains (losses) on assets and liabilities measured at fair value, net.

	CDO Securities
	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in thousands)
Beginning balance	$10,804	$58	$11,445	$—
Transfers into Level 3	—	6,725	—	6,783
Total gains (losses) for the period
Included in other comprehensive income (2)	(594)	(50)	$(1,235)	$(50)
Ending balance	$10,210	$6,733	$10,210	$6,733

(2)	Total gains (losses) for the period are included in the other comprehensive income line, Unrealized (loss) gain on AFS securities.
For Level 3 liabilities measured at fair value on a recurring basis as of September 30, 2015 and December 31, 2014, the significant unobservable inputs used in the fair value measurements were as follows:

	September 30, 2015	Valuation Technique	Significant Unobservable Inputs
	(in thousands)
Junior subordinated debt	$43,157	Discounted cash flow	Implied credit rating of the Company
CDO securities	10,210	S&P Model	Pricing indications from comparable securities

	December 31, 2014	Valuation Technique	Significant Unobservable Inputs
	(in thousands)
Junior subordinated debt	$40,437	Discounted cash flow	Adjusted Corporate Bond over Treasury Index with comparable credit spread
CDO securities	11,445	S&P Model	Pricing indications from comparable securities
The significant unobservable inputs used in the fair value measurement of the Company’s junior subordinated debt as of September 30, 2015 was the "BB" rated financial over SWAP index and, as of December 31, 2014 was the "BB" rated 20-Year over Treasury Index with comparable credit spread. The input value used in the fair value measurement of the Company's junior subordinated debt was 5.925% and 6.242% as of September 30, 2015 and December 31, 2014, respectively.
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

Fair value on a nonrecurring basis
Certain assets are measured at fair value on a nonrecurring basis. That is, the assets are not measured at fair value on an ongoing basis, but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). The following table presents such assets carried on the balance sheet by caption and by level within the ASC 825 hierarchy:

	Fair Value Measurements at the End of the Reporting Period Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Active Markets for Similar Assets (Level 2)	Unobservable Inputs (Level 3)
	(in thousands)
As of September 30, 2015:
Impaired loans with specific valuation allowance	$24,535	$—	$—	$24,535
Impaired loans without specific valuation allowance (1)	74,072	—	—	74,072
Other assets acquired through foreclosure	57,719	—	—	57,719
As of December 31, 2014:
Impaired loans with specific valuation allowance	$114,163	$—	$—	$114,163
Impaired loans without specific valuation allowance (1)	38,019	—	—	38,019
Other assets acquired through foreclosure	57,150	—	—	57,150

(1)	Excludes loan balances with charge-offs of $38.4 million and $3.8 million as of September 30, 2015 and December 31, 2014, respectively.
Impaired loans: The specific reserves for collateral dependent impaired loans are based on collateral value, net of estimated disposition costs and other identified quantitative inputs. Collateral value is determined based on third-party appraisals. Appraisals may utilize a single valuation approach or a combination of approaches, including comparable sales and the income approach. Fair value is determined, where possible, using market prices derived from an appraisal or evaluation, which are considered to be Level 2. However, certain assumptions and unobservable inputs are often used by the appraiser. Therefore, qualifying the assets as Level 3 in the fair value hierarchy. In some cases, adjustments are made to the appraised values due to various factors, including age of the appraisal (which are generally obtained every twelve months), age of comparables included in the appraisal, and known changes in the market and in the collateral. When significant adjustments are based on unobservable inputs, such as when a current appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the resulting fair value measurement has been categorized as a Level 3 measurement. These Level 3 impaired loans had an estimated fair value of $28.7 million and $124.9 million at September 30, 2015 and December 31, 2014, respectively. The fair value of these Level 3 impaired loans reflects the carrying value of loan, which has been reduced by any deficit in appraised value compared to book value, estimated disposition costs, and estimated losses of similar impaired loans based on historical loss experience. Specific reserves in the allowance for loan losses for these loans were $4.2 million and $10.8 million at September 30, 2015 and December 31, 2014, respectively.
Other assets acquired through foreclosure: Other assets acquired through foreclosure consist of properties acquired as a result of, or in-lieu-of, foreclosure. These assets are initially reported at the fair value determined by independent appraisals using appraised value less estimated cost to sell. Such properties are generally re-appraised every twelve months. There is risk for subsequent volatility. Costs relating to the development or improvement of the assets are capitalized and costs relating to holding the assets are charged to expense. The Company had $57.7 million of such assets at September 30, 2015. Fair value is determined, where possible, using market prices derived from an appraisal or evaluation, which are considered to be Level 2. However, certain assumptions and unobservable inputs are often used by the appraiser; therefore, qualifying the assets as Level 3 in the fair value hierarchy. When significant adjustments are based on unobservable inputs, such as when a current appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the resulting fair value measurement has been categorized as a Level 3 measurement.
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

For the three and nine months ended September 30, 2015 and 2014, the Company determined that no securities experienced credit losses.
There is no OTTI balance recognized in comprehensive income as of September 30, 2015 and 2014.
FAIR VALUE OF FINANCIAL INSTRUMENTS
The estimated fair value of the Company’s financial instruments is as follows:

	September 30, 2015
	Carrying Amount	Fair Value
		Level 1	Level 2	Level 3	Total
	(in thousands)
Financial assets:
Investment securities:
AFS	$1,932,980	$147,920	$1,774,850	$10,210	$1,932,980
Trading	1,537	—	1,537	—	1,537
Derivative assets	4,009	—	4,009	—	4,009
Loans, net	10,671,223	—	10,409,592	98,607	10,508,199
Accrued interest receivable	46,113	—	46,113	—	46,113
Financial liabilities:
Deposits	$11,610,403	$—	$11,614,486	$—	$11,614,486
Customer repurchases	53,227	—	53,227	—	53,227
FHLB and FRB advances	300,027	—	300,027	—	300,027
Other borrowed funds	—	—	—	—	—
Qualifying debt	206,787	—	—	202,331	202,331
Derivative liabilities	70,391	—	70,391	—	70,391
Accrued interest payable	8,898	—	8,898	—	8,898

	December 31, 2014
	Carrying Amount	Fair Value
		Level 1	Level 2	Level 3	Total
	(in thousands)
Financial assets:
Investment securities:
AFS	$1,520,237	$144,646	$1,364,146	$11,445	$1,520,237
Trading	1,858	—	1,858	—	1,858
Derivative assets	7	—	7	—	7
Loans, net	8,288,049	—	7,984,692	152,182	8,136,874
Accrued interest receivable	36,705	—	36,705	—	36,705
Financial liabilities:
Deposits	$8,931,043	$—	$8,935,566	$—	$8,935,566
Customer repurchases	54,899	—	54,899	—	54,899
FHLB and FRB advances	307,081	—	307,081	—	307,081
Other borrowed funds	83,182	—	25,000	61,074	86,074
Junior subordinated debt	40,437	—	—	40,437	40,437
Derivative liabilities	57,820	—	57,820	—	57,820
Accrued interest payable	9,890	—	9,890	—	9,890

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
Interest rate risk exposure is measured using interest rate sensitivity analysis to determine our change in EVE and net interest income resulting from hypothetical changes in interest rates. If potential changes to EVE and net interest income resulting from hypothetical interest rate changes are not within the limits established by the BOD, the BOD may direct management to adjust the asset and liability mix to bring interest rate risk within BOD-approved limits. As of September 30, 2015, the Company’s interest rate risk profile was within BOD-approved limits.
WAB has an ALCO charged with managing interest rate risk within the BOD-approved limits. Limits are structured to prohibit an interest rate risk profile that does not conform to both management and BOD risk tolerances. There is also ALCO reporting at the Parent company level for reviewing interest rate risk for the Company, which gets reported to the BOD and the Finance and Investment Committee.
Fair value of commitments
The estimated fair value of standby letters of credit outstanding at September 30, 2015 and December 31, 2014 was insignificant. Loan commitments on which the committed interest rates were less than the current market rate were also insignificant at September 30, 2015 and December 31, 2014.
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

As of September 30, 2015 and December 31, 2014, the Company and WAB exceeded the capital levels necessary to be classified as well-capitalized, as defined by the federal banking agencies. The actual capital amounts and ratios for the Company and WAB are presented in the following tables as of the periods indicated:

	Total Capital	Tier 1 Capital	Risk-Weighted Assets	Tangible Average Assets	Total Capital Ratio	Tier 1 Capital Ratio	Tier 1 Leverage Ratio	Common Equity Tier 1
	(dollars in thousands)
Basel III
September 30, 2015
WAL	$1,580,594	$1,318,222	$13,022,374	$13,341,151	12.1%	10.1%	9.9%	9.1%
WAB	1,432,483	1,163,713	12,896,832	13,166,799	11.1	9.0	8.8	9.0
Well-capitalized ratios					10.0	8.0	5.0	6.5
Minimum capital ratios					8.0	6.0	4.0	4.5
Basel I
December 31, 2014
WAL	$1,119,618	$1,007,278	$9,555,390	$10,367,575	11.7%	10.5%	9.7%	—
WAB	1,057,253	945,687	9,435,459	10,232,297	11.2	10.0	9.2	—
Well-capitalized ratios					10.0	6.0	5.0	—
Minimum capital ratios					8.0	4.0	4.0	—
16. SEGMENTS
The Company's reportable segments are aggregated primarily based on geographic location, services offered, and markets served. As a result of the Bridge acquisition on June 30, 2015, former Bridge activities were allocated between the newly formed Northern California segment and the CBL segment. As a substantial portion of Bridge's balance sheet is generated from nationally-focused business lines, the operations of these business lines are included in the CBL segment. Substantially all of the remaining assets and liabilities of Bridge are included in the Northern California segment. As the Bridge acquisition was completed on June 30, 2015, the results of operations of Bridge are included in the Company's Consolidated Income Statements beginning on July 1, 2015. The Southern California segment represents legacy Western Alliance operations in California, excluding two branches located in northern California, which are now included in the Northern California segment. Prior period amounts have been adjusted accordingly.
The Arizona, Nevada, Southern California, and Northern California segments provide full service banking and related services to their respective markets although operations may not be domiciled in these states. The Company's CBL segment provides banking services to niche markets and, as of June 30, 2015, includes the operations of Bridge. These CBLs are managed centrally and are broader in geographic scope, though still predominately within the Company's core market areas. The Corporate & Other segment primarily relates to our Treasury division and also includes other corporate-related items, income and expense items not allocated to other reportable segments, and inter-segment eliminations.
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
The following is a summary of selected operating segment information as of September 30, 2015, December 31, 2014, and September 30, 2014 and for the three and nine months ended September 30, 2015 and 2014.

	Arizona	Nevada	Southern California	Northern California	Central Business Lines	Corporate & Other	Consolidated Company
At September 30, 2015	(dollars in millions)
Assets:
Cash, cash equivalents, and investment securities	$2.1	$10.4	$2.1	$2.6	$—	$2,301.8	$2,319.0
Loans, net of deferred loan fees and costs	2,705.8	1,779.4	1,708.2	1,165.0	3,390.4	39.5	10,788.3
Less: allowance for credit losses	(29.4)	(19.4)	(18.6)	(12.4)	(36.9)	(0.4)	(117.1)
Total loans	2,676.4	1,760.0	1,689.6	1,152.6	3,353.5	39.1	10,671.2
Other assets acquired through foreclosure, net	22.2	20.7	—	0.6	—	14.2	57.7
Goodwill and other intangible assets, net	—	25.0	—	158.5	122.2	0.1	305.8
Other assets	48.6	61.4	15.4	15.0	23.7	437.7	601.8
Total assets	$2,749.3	$1,877.5	$1,707.1	$1,329.3	$3,499.4	$2,792.9	$13,955.5
Liabilities:
Deposits	$2,463.7	$3,329.9	$1,938.5	$1,470.1	$2,030.4	$377.8	$11,610.4
Borrowings and qualifying debt	—	—	—	—	—	506.8	506.8
Other liabilities	18.7	32.6	12.2	11.8	85.2	94.1	254.6
Total liabilities	2,482.4	3,362.5	1,950.7	1,481.9	2,115.6	978.7	12,371.8
Allocated equity:	294.7	248.2	187.3	291.3	412.6	149.6	1,583.7
Total liabilities and stockholders' equity	$2,777.1	$3,610.7	$2,138.0	$1,773.2	$2,528.2	$1,128.3	$13,955.5
Excess funds provided (used)	27.8	1,733.2	430.9	443.9	(971.2)	(1,664.6)	—

	Arizona	Nevada	Southern California	Northern California	Central Business Lines	Corporate & Other	Consolidated Company
At December 31, 2014	(dollars in millions)
Assets:
Cash, cash equivalents, and investment securities	$2.3	$5.0	$2.2	$0.3	$—	$1,702.4	$1,712.2
Loans, net of deferred loan fees and costs	2,341.9	1,668.7	1,553.1	198.6	2,590.0	46.0	8,398.3
Less: allowance for credit losses	(30.7)	(21.9)	(17.9)	(5.1)	(34.0)	(0.6)	(110.2)
Total loans	2,311.2	1,646.8	1,535.2	193.5	2,556.0	45.4	8,288.1
Other assets acquired through foreclosure, net	15.5	21.0	—	—	—	20.6	57.1
Goodwill and other intangible assets, net	—	25.9	—	—	—	—	25.9
Other assets	34.8	64.2	6.2	15.3	22.9	373.8	517.2
Total assets	$2,363.8	$1,762.9	$1,543.6	$209.1	$2,578.9	$2,142.2	$10,600.5
Liabilities:
Deposits	$2,178.0	$3,230.6	$1,744.5	$584.0	$946.6	$247.3	$8,931.0
Other borrowings	—	—	—	—	—	390.3	390.3
Other liabilities	17.4	40.8	8.9	0.2	72.4	138.6	278.3
Total liabilities	2,195.4	3,271.4	1,753.4	584.2	1,019.0	776.2	9,599.6
Allocated equity:	250.8	209.0	70.9	126.8	232.9	110.5	1,000.9
Total liabilities and stockholders' equity	$2,446.2	$3,480.4	$1,824.3	$711.0	$1,251.9	$886.7	$10,600.5
Excess funds provided (used)	82.4	1,717.5	280.7	501.9	(1,327.0)	(1,255.5)	—

	Arizona	Nevada	Southern California	Northern California	Central Business Lines	Corporate & Other	Consolidated Company
At September 30, 2014	(dollars in millions)
Assets:
Cash, cash equivalents, and investment securities	$2.1	$5.3	$2.1	$0.2	$—	$1,846.4	$1,856.1
Loans, net of deferred loan fees and costs	2,204.9	1,680.1	1,531.0	194.7	2,264.9	53.9	7,929.5
Less: allowance for credit losses	(30.4)	(23.1)	(18.7)	(5.1)	(31.2)	(0.7)	(109.2)
Total loans	2,174.5	1,657.0	1,512.3	189.6	2,233.7	53.2	7,820.3
Other assets acquired through foreclosure, net	13.5	19.2	—	—	—	19.1	51.8
Goodwill and other intangible assets, net	—	26.2	—	—	—	—	26.2
Other assets	44.6	69.2	30.7	10.3	20.5	359.1	534.4
Total assets	$2,234.7	$1,776.9	$1,545.1	$200.1	$2,254.2	$2,277.8	$10,288.8
Liabilities:
Deposits	$2,077.4	$3,193.8	$1,780.6	$569.3	$906.0	$170.5	$8,697.6
Other borrowings	—	—	—	—	—	330.8	330.8
Other liabilities	21.2	41.7	10.6	0.2	42.1	141.5	257.3
Total liabilities	2,098.6	3,235.5	1,791.2	569.5	948.1	642.8	9,285.7
Allocated equity:	236.9	209.0	78.8	118.2	203.9	156.3	1,003.1
Total liabilities and stockholders' equity	$2,335.5	$3,444.5	$1,870.0	$687.7	$1,152.0	$799.1	$10,288.8
Excess funds provided (used)	100.8	1,667.6	324.9	487.6	(1,102.2)	(1,478.7)	—

	Arizona	Nevada	Southern California	Northern California	Central Business Lines	Corporate & Other	Consolidated Company
Three Months Ended September 30, 2015:	(in thousands)
Net interest income (expense)	$32,920	$30,875	$24,146	$24,012	$37,347	$(11,893)	$137,407
Provision for (recovery of) credit losses	1,964	(2,376)	(442)	1,390	(488)	(48)	—
Net interest income (expense) after provision for credit losses	30,956	33,251	24,588	22,622	37,835	(11,845)	137,407
Non-interest income	962	2,199	586	2,484	1,435	6,160	13,826
Non-interest expense	(15,160)	(15,513)	(11,909)	(12,846)	(13,127)	(4,361)	(72,916)
Income (loss) from continuing operations before income taxes	16,758	19,937	13,265	12,260	26,143	(10,046)	78,317
Income tax expense (benefit)	6,574	6,978	5,578	5,156	9,804	(14,907)	19,183
Net income	$10,184	$12,959	$7,687	$7,104	$16,339	$4,861	$59,134

	Arizona	Nevada	Southern California	Northern California	Central Business Lines	Corporate & Other	Consolidated Company
Three Months Ended September 30, 2014:	(in thousands)
Net interest income (expense)	$28,417	$29,880	$23,429	$2,401	$18,861	$(4,915)	$98,073
Provision for credit losses	330	(3,040)	96	—	3,294	(261)	419
Net interest income (expense) after provision for credit losses	28,087	32,920	23,333	2,401	15,567	(4,654)	97,654
Non-interest income	774	2,126	849	40	513	1,771	6,073
Non-interest expense	(14,108)	(13,873)	(12,301)	(885)	(6,477)	(2,215)	(49,859)
Income (loss) from continuing operations before income taxes	14,753	21,173	11,881	1,556	9,603	(5,098)	53,868
Income tax expense (benefit)	5,787	7,411	4,995	654	3,601	(9,499)	12,949
Net income	$8,966	$13,762	$6,886	$902	$6,002	$4,401	$40,919

	Arizona	Nevada	Southern California	Northern California	Central Business Lines	Corporate & Other	Consolidated Company
Nine Months Ended September 30, 2015:	(in thousands)
Net interest income (expense)	$93,996	$90,030	$70,706	$33,681	$85,089	$(24,269)	$349,233
Provision for (recovery of) credit losses	2,122	(5,175)	(176)	1,876	2,172	(119)	700
Net interest income (expense) after provision for credit losses	91,874	95,205	70,882	31,805	82,917	(24,150)	348,533
Non-interest income	2,909	6,852	2,101	2,806	2,472	428	17,568
Non-interest expense	(44,521)	(45,020)	(35,387)	(16,776)	(31,950)	(14,504)	(188,158)
Income (loss) from continuing operations before income taxes	50,262	57,037	37,596	17,835	53,439	(38,226)	177,943
Income tax expense (benefit)	19,718	19,963	15,809	7,500	20,040	(39,130)	43,900
Net income	$30,544	$37,074	$21,787	$10,335	$33,399	$904	$134,043

	Arizona	Nevada	Southern California	Northern California	Central Business Lines	Corporate & Other	Consolidated Company
Nine Months Ended September 30, 2014:	(in thousands)
Net interest income (expense)	$84,236	$87,834	$66,610	$6,714	$49,051	$(11,697)	$282,748
Provision for credit losses	1,891	(5,935)	(921)	—	8,931	460	4,426
Net interest income (expense) after provision for credit losses	82,345	93,769	67,531	6,714	40,120	(12,157)	278,322
Non-interest income	2,484	6,510	2,866	105	1,238	3,026	16,229
Non-interest expense	(40,161)	(44,878)	(36,661)	(2,772)	(19,625)	(7,475)	(151,572)
Income (loss) from continuing operations before income taxes	44,668	55,401	33,736	4,047	21,733	(16,606)	142,979
Income tax expense (benefit)	17,521	19,392	14,184	1,702	8,150	(26,670)	34,279
Income from continuing operations	27,147	36,009	19,552	2,345	13,583	10,064	108,700
Loss from discontinued operations, net	—	—	—	—	—	(1,158)	(1,158)
Net income	$27,147	$36,009	$19,552	$2,345	$13,583	$8,906	$107,542

Item 2.	Management's Discussions and Analysis of Financial Condition and Results of Operations.
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
Forward-Looking Information
Certain statements contained in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2015 are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements. All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including statements that are related to or are dependent on estimates or assumptions relating to expectations, beliefs, projections, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts.
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
WAB operates the following full-service banking divisions: ABA in Arizona, BON in Southern Nevada, Bridge in Northern California, FIB in Northern Nevada, and TPB in Southern California. The Company also serves business customers through a national platform of specialized financial services including AAB, Corporate Finance, Equity Fund Resources, Life Sciences Group, Mortgage Warehouse Lending, Public Finance, Renewable Resources Group, Resort Finance, and Technology Finance. In addition, the Company has one non-bank subsidiary, LVSP, which holds and manages certain non-performing loans and OREO.

Financial Result Highlights for the Third Quarter of 2015

•	Net income available to common stockholders of $59.0 million, compared to $34.5 million for the second quarter 2015, and $40.6 million for the third quarter 2014

•	Earnings per share of $0.58, compared to $0.39 per share in the second quarter 2015, and $0.46 per share in the third quarter 2014

•
Net income and earnings per share above includes a total benefit of $0.05 per share from net unrealized gains on assets and liabilities measured at fair value, non-recurring tax benefits, and accelerated recognition of accretion income, offset by acquisition / restructure expenses

•	Pre-tax, pre-provision operating earnings of $73.7 million, up 23.5% from $59.7 million in the second quarter 2015, and up 42.2% from $51.9 million in the third quarter 2014[1]

•	Net operating revenue of $145.9 million, constituting year-over-year growth of 40.9%, or $42.4 million, compared to an increase in operating expenses of 39.6%, or $20.5 million[1]

•	Net interest margin of 4.59%, compared to 4.41% in the second quarter 2015, and 4.43% in the third quarter 2014

•	Efficiency ratio of 46.8%, compared to 44.7% in the second quarter 2015, and 47.1% in the third quarter 2014[1]

•	Total loans of $10.79 billion, up $427.7 million from June 30, 2015, and up $2.86 billion from September 30, 2014

•	Total deposits of $11.61 billion, up $203.7 million from June 30, 2015, and up $2.91 billion from September 30, 2014

•	Nonperforming assets (nonaccrual loans and repossessed assets) decreased to 0.76% of total assets, from 0.88% at June 30, 2015, and from 1.23% at September 30, 2014

•	Net loan recoveries (annualized) to average loans outstanding of 0.08%, compared to 0.13% in the second quarter 2015, and 0.15% in the third quarter 2014

•	Tangible common equity ratio of 8.9%, compared to 8.7% at June 30, 2015, and 8.2% at September 30, 2014

•	Stockholders' equity of $1.58 billion, an increase of $69.0 million from June 30, 2015, and an increase of $580.6 million from September 30, 2014

•	Tangible book value per share, net of tax, of $11.86, an increase of 5.4% from $11.25 at June 30, 2015, and an increase of 24.4% from $9.53 at September 30, 2014
The impact to the Company from these items, and others of both a positive and negative nature, are discussed in more detail below as they pertain to the Company’s overall comparative performance for the three and nine months ended September 30, 2015. As a bank holding company, management focuses on key ratios in evaluating the Company's financial condition and results of operations.

1 See Non-GAAP Financial Measures section beginning on page 69.

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
Bridge’s results of operations have been included in the Company’s results beginning July 1, 2015. Acquisition / restructure expenses related to the Bridge acquisition of $0.8 million and $8.8 million for three and nine months ended September 30, 2015, respectively, have been included in non-interest expense, of which, approximately $0.9 million are acquisition related costs as defined by ASC 805. The acquisition was accounted for under the acquisition method of accounting in accordance with ASC 805. Assets purchased and liabilities assumed were recorded at their respective acquisition date estimated fair values. The fair values of assets acquired and liabilities assumed are subject to adjustment during the first twelve months after the acquisition date if additional information becomes available to indicate a more accurate or appropriate value for an asset or liability.
The following table shows the recognized amounts of identifiable assets acquired and liabilities assumed at their as adjusted acquisition date fair values, which include all measurement period adjustments identified and recognized during the three months ended September 30, 2015:

As Adjusted
(in thousands)
Assets:
Cash and cash equivalents (1)	$378,966
Investment securities - AFS	61,297
Investments in restricted stock	7,015
Loans	1,439,995
Premises and equipment	1,519
Other assets acquired through foreclosure	1,407
Bank owned life insurance	17,385
Investment in LIHTC	5,354
Intangible assets	14,997
Deferred tax assets, net	18,664
Other assets	19,993
Total assets	$1,966,592
Liabilities:
Deposits	$1,742,031
Qualifying debt	11,287
Other liabilities	11,828
Total liabilities	1,765,146
Net assets acquired	$201,446
Consideration paid
Common stock (12,451,240 shares at $33.76 per share)	$420,354
Fair value of equity awards related to pre-combination vesting	10,676
Cash	36,539
Fair value of total consideration	467,569
Goodwill	$266,123

(1)
Cash and cash equivalents is net of a $6.2 million payment made by Bridge related to the cash out of vested, unexercised stock options at the date of closing. Cash acquired, less cash consideration paid of $36.5 million, resulted in net cash and cash equivalents increasing by $342.4 million following the acquisition.

The Company identified $6.5 million in measurement period adjustments during the three months ended September 30, 2015, which has been reflected as an adjustment to goodwill. The significant measurement period adjustments relate to loans, net deferred tax assets, and other liabilities. The fair value of loans decreased as interest and credit marks on Bridge loans were adjusted after review of the Company's third party valuation report to account for known conditions that existed at June 30,

2015. This decrease was partially offset by loan recoveries received shortly after June 30, 2015 as a loan balance equal to the recovery amount was established for loans that were previously fully-charged off. The net deferred tax assets balance was adjusted to account for the tax effects of all the changes in the fair values of assets acquired and liabilities assumed. Other liabilities also increased to accrue for unrecorded expenses and other liabilities incurred prior to acquisition. Although further measurement period adjustments are not expected to be significant, the estimated fair value of net assets acquired are still preliminary and are subject to additional measurement period adjustments.
Loans acquired in the Bridge acquisition consist of loans that are not considered impaired (non-PCI loans) and loans that have shown evidence of credit deterioration since origination (PCI loans) as of the acquisition date. All loans were recorded net of fair value adjustments (interest rate and credit marks), which were determined using discounted contractual cash flow models. The fair value of non-PCI loans acquired totals $1.43 billion, which is net of interest and credit marks of $26.0 million. The fair value of PCI loans totals $10.9 million, which is net of interest and credit marks of $5.7 million. See "Note 4. Loans, Leases and Allowance for Credit Losses" to the Unaudited Consolidated Financial Statements for additional detail of the acquired loans.
In connection with the Bridge acquisition, the Company acquired intangible assets of $15.0 million, consisting primarily of core deposit intangibles. The core deposit intangible asset balance has been allocated to the Northern California and CBL segments based on their respective core deposit balances at June 30, 2015, and is subject to amortization over its estimated useful life of 10 years.
Goodwill related to the acquisition totaled $266.1 million, which includes $6.5 million of measurement period adjustments identified and recognized during the three months ended September 30, 2015. Goodwill has been allocated to the newly formed Northern California and CBL segments based on their proportionate loan and deposit balances as of June 30, 2015. Management believes this methodology allocates goodwill to the reporting units in a manner consistent with the expected synergies of the combination. None of the goodwill recognized as part of the acquisition is expected to be deductible for income tax purposes.
Qualifying debt assumed from Bridge is comprised of junior subordinated debt with a contractual balance of $17.5 million and is recorded net of a $6.2 million fair value mark that will be amortized over the remaining life of the trusts. See "Note 7. Qualifying Debt" to the Unaudited Consolidated Financial Statements for further detail and discussion of the debt.
In connection with the acquisition, the Company assumed Bridge's SERP, an unfunded noncontributory defined benefit pension plan. The SERP provides retirement benefits to certain Bridge executives based on years of service and final average salary. Pursuant to the terms of the SERP agreements, if the executive officer's service is terminated by Bridge or by the executive officer for "good reason" (as defined in the SERP agreements) within 24 months following a change in control, such as the Bridge acquisition, the executive officer is entitled to full vesting of the normal benefit under the SERP agreement, and such SERP benefits will be made in installment payments commencing on the first business day of January of the year following the executive officer's attainment of age 55 or, if the executive officer is already age 55 as of such termination of employment, on the first business day of January of the year following the executive officer's termination of employment. As of June 30, 2015, a $7.1 million liability included in other liabilities was recorded in the Company's Consolidated Balance Sheet related to the SERP. A discount rate of 5.75% and an employee compensation rate increase of 4.00% were used in determining the SERP liability as of June 30, 2015.

Results of Operations and Financial Condition
A summary of our results of operations, financial condition, and select metrics are included in the following tables:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in thousands, except per share amounts)
Net income available to common stockholders	$58,958	$40,566	$133,444	$106,484
Earnings per share applicable to common stockholders - basic	0.59	0.47	1.45	1.23
Earnings per share applicable to common stockholders - diluted	0.58	0.46	1.44	1.22
Net interest margin	4.59%	4.43%	4.45%	4.41%
Return on average assets	1.73	1.63	1.50	1.47
Return on average tangible common equity	20.12	19.91	17.30	18.66

	September 30, 2015	December 31, 2014
	(in thousands)
Total assets	$13,955,570	$10,600,498
Loans, net of deferred loan fees and costs	10,788,295	8,398,265
Total deposits	11,610,403	8,931,043
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

	September 30, 2015	December 31, 2014
	(in thousands)
Non-accrual loans	$47,692	$67,659
Non-performing assets	191,628	214,661
Non-accrual loans to gross loans	0.44%	0.81%
Net recoveries to average loans (1)	0.08%	0.07%

(1)	Annualized for the three months ended September 30, 2015. Actual year-to-date for the year ended December 31, 2014.
Asset and Deposit Growth
The Company’s assets and liabilities are comprised primarily of loans and deposits; therefore, the ability to originate new loans and attract new deposits is fundamental to the Company’s growth. Total assets increased to $13.96 billion at September 30, 2015 from $10.60 billion at December 31, 2014. Total loans, including HFS loans, increased by $2.39 billion, or 28.5%, to $10.79 billion as of September 30, 2015, compared to $8.40 billion as of December 31, 2014. Total deposits increased $2.68 billion, or 30.0%, to $11.61 billion as of September 30, 2015 from $8.93 billion as of December 31, 2014. The growth in total assets, loans, and deposits related to the acquisition of Bridge was $2.23 billion, $1.44 billion, and $1.74 billion, respectively.

RESULTS OF OPERATIONS
The following table sets forth a summary financial overview for the comparable periods:

	Three Months Ended September 30,		Increase	Nine Months Ended September 30,		Increase
	2015	2014	(Decrease)	2015	2014	(Decrease)
	(in thousands, except per share amounts)
Consolidated Income Statement Data:
Interest income	$146,233	$105,554	$40,679	$373,813	$306,228	$67,585
Interest expense	8,826	7,481	1,345	24,580	23,480	1,100
Net interest income	137,407	98,073	39,334	349,233	282,748	66,485
Provision for credit losses	—	419	(419)	700	4,426	(3,726)
Net interest income after provision for credit losses	137,407	97,654	39,753	348,533	278,322	70,211
Non-interest income	13,826	6,073	7,753	17,568	16,229	1,339
Non-interest expense	72,916	49,859	23,057	188,158	151,572	36,586
Income from continuing operations before income taxes	78,317	53,868	24,449	177,943	142,979	34,964
Income tax expense	19,183	12,949	6,234	43,900	34,279	9,621
Income from continuing operations	59,134	40,919	18,215	134,043	108,700	25,343
Loss from discontinued operations, net of tax	—	—	—	—	(1,158)	(1,158)
Net income	$59,134	$40,919	$18,215	$134,043	$107,542	$26,501
Net income available to common stockholders	$58,958	$40,566	$18,392	$133,444	$106,484	$26,960
Earnings per share applicable to common stockholders - basic	$0.59	$0.47	$0.12	$1.45	$1.23	$0.22
Earnings per share applicable to common stockholders - diluted	$0.58	$0.46	$0.12	$1.44	$1.22	$0.22
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

The following table shows the components of pre-tax, pre-provision operating earnings for the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in thousands)
Total non-interest income	$13,826	$6,073	$17,568	$16,229
Less:
(Loss) gain on sales of investment securities, net	(62)	181	582	384
Unrealized gains (losses) on assets and liabilities measured at fair value, net	5,371	896	(2,684)	(145)
Loss on extinguishment of debt	—	(502)	(81)	(502)
Total operating non-interest income	8,517	5,498	19,751	16,492
Plus: net interest income	137,407	98,073	349,233	282,748
Net operating revenue	$145,924	$103,571	$368,984	$299,240
Total non-interest expense	$72,916	$49,859	$188,158	$151,572
Less:
Net gain on sales / valuations of repossessed and other assets	(104)	(1,874)	(1,673)	(4,251)
Acquisition / restructure expense	835	15	8,836	198
Total operating non-interest expense	$72,185	$51,718	$180,995	$155,625
Pre-tax, pre-provision operating earnings	$73,739	$51,853	$187,989	$143,615

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

	September 30, 2015	December 31, 2014
	(dollars and shares in thousands)
Total stockholders' equity	$1,583,698	$1,000,928
Less: goodwill and intangible assets	305,767	25,913
Total tangible stockholders' equity	1,277,931	975,015
Less: preferred stock	70,500	70,500
Total tangible common equity	1,207,431	904,515
Plus: deferred tax - attributed to intangible assets	6,290	1,006
Total tangible common equity, net of tax	$1,213,721	$905,521

Total assets	$13,955,570	$10,600,498
Less: goodwill and intangible assets, net	305,767	25,913
Tangible assets	13,649,803	10,574,585
Plus: deferred tax - attributed to intangible assets	6,290	1,006
Total tangible assets, net of tax	$13,656,093	$10,575,591

Tangible equity ratio	9.4%	9.2%
Tangible common equity ratio	8.9	8.6
Common shares outstanding	102,305	88,691
Tangible book value per share, net of tax	$11.86	$10.21
Efficiency Ratio
The following table shows the components used in the calculation of the efficiency ratio, which management uses as a metric for assessing cost efficiency:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(dollars in thousands)
Total operating non-interest expense	$72,185	$51,718	$180,995	$155,625

Divided by:
Total net interest income	$137,407	$98,073	$349,233	$282,748
Plus:
Tax equivalent interest adjustment	8,183	6,348	23,450	18,082
Operating non-interest income	8,517	5,498	19,751	16,492
Net operating revenue - TEB	154,107	109,919	392,434	317,322

Efficiency ratio - TEB	46.8%	47.1%	46.1%	49.0%

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

	September 30, 2015	December 31, 2014
	(dollars in thousands)
Allowance for credit losses	$117,072	$110,216
Plus: remaining credit marks
Acquired performing loans	14,299	2,335
Purchased credit impaired loans	11,347	9,279
Adjusted allowance for credit losses	$142,718	$121,830

Gross loans held for investment and deferred fees, net	$10,763,939	$8,398,265
Plus: remaining credit marks
Acquired performing loans	14,299	2,335
Purchased credit impaired loans	11,347	9,279
Adjusted loans, net of deferred fees and costs	$10,789,585	$8,409,879

Allowance for credit losses to gross loans	1.09%	1.31%
Allowance for credit losses to gross loans, adjusted for acquisition accounting	1.32	1.45

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

Basel III
September 30, 2015
(dollars in thousands)
Common Equity Tier 1:
Common Equity	$1,513,198
Less:
Accumulated other comprehensive income	20,643
Non-qualifying goodwill and intangibles	295,425
Disallowed unrealized losses on equity securities	102
Disallowed deferred tax asset	5,067
Unrealized gain on trust preferred securities	7,255
Common equity Tier 1 (regulatory)	$1,184,706

Plus:
Trust preferred securities	$81,500
Preferred stock	70,500
Less:
Disallowed deferred tax asset	7,600
Unrealized gain on trust preferred securities	10,884
Tier 1 capital	$1,318,222
Divided by: Risk-weighted assets (regulatory)	$13,022,374

Common equity Tier 1 ratio	9.1%

Total Capital:
Tier 1 capital (regulatory)	$1,318,222
Plus:
Subordinated debt	142,004
Qualifying allowance for credit losses	117,072
Other	3,296
Less: Tier 2 qualifying capital deductions	—
Tier 2 capital	$262,372

Total capital	$1,580,594

Total capital ratio	12.1%

Classified assets to common equity Tier 1 plus allowance for credit losses:
Classified assets	$224,148
Divided by:
Common equity Tier 1 (regulatory)	1,184,706
Plus: Allowance for credit losses	117,072
Total common equity Tier 1 plus allowance for credit losses	$1,301,778

Classified assets to common equity Tier 1 plus allowance	17%

Net Interest Margin
The net interest margin is reported on a TEB. A tax equivalent adjustment is added to reflect interest earned on certain municipal securities and loans that are exempt from federal income tax. The following tables set forth the average balances and interest income on a fully TEB and interest expense for the periods indicated:

	Three Months Ended September 30,
	2015			2014
	Average Balance	Interest	Average Yield / Cost	Average Balance	Interest	Average Yield / Cost
	(dollars in thousands)
Interest earning assets
Loans (1), (2), (3)	$10,505,662	$133,087	5.31%	$7,644,908	$94,436	5.18%
Securities - taxable (1)	1,441,694	8,119	2.25	1,186,267	6,805	2.29
Securities - tax-exempt	420,682	3,920	5.46	389,439	3,730	5.61
Total Securities	1,862,376	12,039	2.98	1,575,706	10,535	3.11
Other	322,188	1,107	1.37	203,068	583	1.15
Total interest earnings assets	12,690,226	146,233	4.87	9,423,682	105,554	4.75
Non-interest earning assets
Cash and due from banks	158,387			137,608
Allowance for credit losses	(116,111)			(107,038)
Bank owned life insurance	161,095			142,717
Other assets	772,174			458,315
Total assets	$13,665,771			$10,055,284
Interest-bearing liabilities
Interest-bearing deposits:
Interest bearing transaction accounts	$1,004,656	$447	0.18%	$810,260	$400	0.20%
Savings and money market	4,723,526	3,245	0.27	3,659,887	2,809	0.31
Time certificates of deposits	1,763,540	1,858	0.42	1,763,830	1,963	0.45
Total interest-bearing deposits	7,491,722	5,550	0.30	6,233,977	5,172	0.33
Short-term borrowings	282,028	1,268	1.80	119,925	219	0.73
Long-term debt	—	—	—	271,963	1,647	2.42
Qualifying debt	197,804	2,008	4.06	42,701	443	4.15
Total interest-bearing liabilities	7,971,554	8,826	0.44	6,668,566	7,481	0.45
Non-interest-bearing liabilities
Non-interest-bearing demand deposits	3,961,269			2,241,366
Other liabilities	183,388			155,875
Stockholders’ equity	1,549,560			989,477
Total liabilities and stockholders' equity	$13,665,771			$10,055,284
Net interest income and margin (4)		$137,407	4.59%		$98,073	4.43%
Net interest spread (5)			4.43%			4.30%

(1)	Yields on loans and securities have been adjusted to a TEB. The taxable-equivalent adjustment was $8.2 million and $6.3 million for the three months ended September 30, 2015 and 2014, respectively.

(2)	Net loan fees of $7.4 million and $4.5 million are included in the yield computation for the three months ended September 30, 2015 and 2014, respectively.

(3)	Includes non-accrual loans.

(4)	Net interest margin is computed by dividing net interest income by total average earning assets.

(5)	Net interest spread represents average yield earned on interest-earning assets less the average rate paid on interest bearing liabilities.

	Nine Months Ended September 30,
	2015			2014
	Average Balance	Interest	Average Yield / Cost	Average Balance	Interest	Average Yield / Cost
	(dollars in thousands)
Interest earning assets
Loans (1), (2), (3)	$9,309,231	$338,946	5.12%	$7,241,557	$271,823	5.24%
Securities - taxable (1)	1,194,975	20,203	2.82	1,191,724	20,967	2.91
Securities - tax-exempt	395,089	10,900	5.39	427,106	11,787	5.26
Total Securities	1,590,064	31,103	3.03	1,618,830	32,754	3.11
Other	257,937	3,764	1.95	235,213	1,651	0.94
Total interest earnings assets	11,157,232	373,813	4.75	9,095,600	306,228	4.75
Non-interest earning assets
Cash and due from banks	131,925			138,898
Allowance for credit losses	(114,019)			(104,427)
Bank owned life insurance	149,023			141,825
Other assets	561,155			450,259
Total assets	$11,885,316			$9,722,155
Interest-bearing liabilities
Interest-bearing deposits:
Interest bearing transaction accounts	$965,784	$1,256	0.17%	$789,098	$1,169	0.20%
Savings and money market	4,286,910	8,997	0.28	3,566,000	8,063	0.30
Time certificates of deposits	1,843,920	5,805	0.42	1,695,130	5,535	0.44
Total interest-bearing deposits	7,096,614	16,058	0.30	6,050,228	14,767	0.33
Short-term borrowings	212,823	4,821	3.02	174,209	565	0.43
Long-term debt	102,487	801	1.04	284,605	6,841	3.20
Qualifying debt	94,690	2,900	4.08	42,471	1,307	4.10
Total interest-bearing liabilities	7,506,614	24,580	0.44	6,551,513	23,480	0.48
Non-interest-bearing liabilities
Non-interest-bearing demand deposits	2,985,074			2,114,361
Other liabilities	169,725			120,300
Stockholders’ equity	1,223,903			935,981
Total liabilities and stockholders' equity	$11,885,316			$9,722,155
Net interest income and margin (4)		$349,233	4.45%		$282,748	4.41%
Net interest spread (5)			4.31%			4.27%

(1)	Yields on loans and securities have been adjusted to a TEB. The taxable-equivalent adjustment was $23.5 million and $18.1 million for the nine months ended September 30, 2015 and 2014, respectively.

(2)	Net loan fees of $18.6 million and $13.4 million are included in the yield computation for the nine months ended September 30, 2015 and 2014, respectively.

(3)	Includes non-accrual loans.

(4)	Net interest margin is computed by dividing net interest income by total average earning assets.

(5)	Net interest spread represents average yield earned on interest-earning assets less the average rate paid on interest bearing liabilities.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2015 versus 2014			2015 versus 2014
	Increase (Decrease) Due to Changes in (1)			Increase (Decrease) Due to Changes in (1)
	Volume	Rate	Total	Volume	Rate	Total
	(in thousands)
Interest income:
Loans	$36,240	$2,411	$38,651	$75,283	$(8,160)	$67,123
Interest on investment securities	1,853	(349)	1,504	(563)	(1,088)	(1,651)
Federal funds sold and other	409	115	524	332	1,781	2,113
Total interest income	38,502	2,177	40,679	75,052	(7,467)	67,585

Interest expense:
Interest bearing transaction accounts	86	(39)	47	230	(143)	87
Savings and money market	731	(295)	436	1,513	(579)	934
Time deposits	—	(105)	(105)	468	(198)	270
Short-term borrowings	729	320	1,049	875	3,381	4,256
Long-term debt	—	(1,647)	(1,647)	(1,423)	(4,617)	(6,040)
Junior subordinated debt	1,575	(10)	1,565	1,599	(6)	1,593
Total interest expense	3,121	(1,776)	1,345	3,262	(2,162)	1,100

Net increase (decrease)	$35,381	$3,953	$39,334	$71,790	$(5,305)	$66,485

(1)	Changes due to both volume and rate have been allocated to volume changes.
Comparison of interest income, interest expense and net interest margin
The Company’s primary source of revenue is interest income. Interest income for the three months ended September 30, 2015 was $146.2 million, an increase of 38.5%, compared to $105.6 million for the three months ended September 30, 2014. This increase was primarily the result of a $2.86 billion increase in the average loan balance which drove a $38.7 million increase in loan interest income for the three months ended September 30, 2015 compared to the three months ended September 30, 2014. Additionally, interest income for the three months ended September 30, 2015 includes $7.0 million of accretion income from acquired loans, compared to $4.5 million for the same period in 2014. Interest income on investment securities increased $1.5 million and other interest income increased by $0.5 million for the comparable period. The average yield on loans increased 13 basis points compared to the same period in 2014 primarily as a result of accretion income and higher contractual yields on Bridge loans. Similarly, the average yield on interest earning assets increased 12 basis points due to accretion income from acquired Bridge loans for the three months ended September 30, 2015.
For the nine months ended September 30, 2015, interest income was $373.8 million, an increase of 22.1%, compared to $306.2 million for the nine months ended September 30, 2014. This increase was primarily the result of a $2.07 billion increase in the average loan balance which drove a $67.1 million increase in loan interest income for the nine months ended September 30, 2015. Additionally, interest income for the nine months ended September 30, 2015 includes $12.2 million of accretion income from acquired loans, compared to $13.5 million for the same period in 2014. Interest income on investment securities decreased $1.7 million and other interest income increased by $2.1 million for the comparable period. Despite the increase in interest income, average yield on interest earning assets remained consistent at 4.75% for the nine months ended September 30, 2015 compared to the same period in 2014, which was primarily the result of decreased yields on loans of 12 basis points.
Interest expense for the three months ended September 30, 2015 was $8.8 million, compared to $7.5 million for the three months ended September 30, 2014. Interest expense on deposits increased $0.4 million for the same period as average interest bearing deposits for the quarter increased $1.26 billion, offset by a 3 basis point decrease in average cost of interest bearing deposits due to the lower cost of Bridge deposits as well as a shift in deposit mix in our other business segments. Interest expense on other borrowings decreased by $0.6 million as a result of a $109.9 million decrease in average short-term and long-term borrowings for the quarter.
For the nine months ended September 30, 2015, interest expense was $24.6 million, compared to $23.5 million for the nine months ended September 30, 2014. Interest expense on deposits increased $1.3 million for the same period as average interest bearing deposits increased $1.05 billion, offset by a 3 basis point decrease in average cost of interest bearing deposits. Interest expense on other borrowings decreased by $1.8 million as a result of a $143.5 million decrease in average short-term and long-term borrowings for the nine months ended September 30, 2015 compared to the same period in 2014.

Net interest income was $137.4 million for the three months ended September 30, 2015, compared to $98.1 million for the three months ended September 30, 2014, an increase of $39.3 million, or 40.1%. The increase in net interest income reflects a $3.27 billion increase in average interest earning assets, offset by a $1.30 billion increase in average interest-bearing liabilities. The increase in net interest margin of 16 basis points was mostly due to a 13 basis point increase in our average loan yield resulting from an increase in accretion income and higher contractual yields on Bridge loans during the three months ended September 30, 2015 compared to the same period in 2014.
For the nine months ended September 30, 2015, net interest income was $349.2 million, compared to $282.7 million for the nine months ended September 30, 2014. The increase in net interest income reflects a $2.06 billion increase in average interest earning assets, offset by a $955.1 million increase in average interest-bearing liabilities. The increase in net interest margin of 4 basis points was mostly due to a 3 basis point decrease in our average cost of interest bearing deposits during the nine months ended September 30, 2015 compared to the same period in 2014.
Provision for Credit Losses
The provision for credit losses in each period is reflected as a reduction in earnings in that period. The provision is equal to the amount required to maintain the allowance for credit losses at a level that is adequate to absorb probable credit losses inherent in the loan portfolio. There was no provision for credit losses for the three months ended September 30, 2015, compared with $0.4 million for the three months ended September 30, 2014. For the nine months ended September 30, 2015, the provision for credit losses was $0.7 million, compared to $4.4 million for the nine months ended September 30, 2014. The provision decrease was primarily due to an improvement in underlying asset quality and sustained loan recoveries during 2015. The Company may establish an additional allowance for credit losses for PCI loans through provision for credit losses when impairment is determined as a result of lower than expected cash flows. As of September 30, 2015 and December 31, 2014, the allowance for credit losses on PCI loans was less than $0.1 million and $0.3 million, respectively.
Non-interest Income
The following table presents a summary of non-interest income for the periods presented:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2015	2014	Increase (Decrease)	2015	2014	Increase (Decrease)
	(in thousands)
Service charges and fees	$4,327	$2,457	$1,870	$10,344	$7,777	$2,567
Income from bank owned life insurance	984	1,136	(152)	2,733	3,044	(311)
Card income	954	854	100	2,666	2,500	166
(Loss) gain on sales of investment securities, net	(62)	181	(243)	582	384	198
Loss on extinguishment of debt	—	(502)	502	(81)	(502)	421
Unrealized gains (losses) on assets and liabilities measured at fair value, net	5,371	896	4,475	(2,684)	(145)	(2,539)
Other income	2,252	1,051	1,201	4,008	3,171	837
Total non-interest income	$13,826	$6,073	$7,753	$17,568	$16,229	$1,339
Total non-interest income for the three months ended September 30, 2015 compared to the three months ended September 30, 2014 increased by $7.8 million, or 127.7%. The increase is primarily due to net unrealized gains on assets and liabilities measured at fair value, service charges and fees, and other income. The $4.5 million increase in net unrealized gain on assets and liabilities measured at fair value primarily relates to the fair value adjustment of junior subordinated debt, which was a gain of $5.3 million for the three months ended September 30, 2015, compared to a gain of $0.9 million for the three months ended September 30, 2014. The increase in service charges and fees is due to the growth of the Company's deposit base, both organically and from the addition of Bridge, as well as the Company's continued focus on collection of service charges on customer accounts. Bridge contributed $1.3 million to total service charges and fees for the three months ended September 30, 2015. The increase in other income is attributable to the addition of new revenue sources from Bridge, including warrant income, foreign currency commission income, and SBA gains on loan sales.
Total non-interest income for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014 increased by $1.3 million, or 8.3%. The increase is primarily due to service charges and fees and other income, which increased largely as a result of the acquisition of Bridge as the acquisition contributed to the Company's larger deposit base and, as discussed above, added new revenue sources for the Company. This increase was offset by the increase in net unrealized losses on assets and liabilities measured at fair value. The $2.5 million increase in net unrealized losses on assets and liabilities measured at fair value primarily relates to the fair value adjustment of junior subordinated debt, which was a loss of $2.7 million for the nine months ended September 30, 2015, compared to a gain of $0.1 million for the nine months ended September 30, 2014.
Non-interest Expense
The following table presents a summary of non-interest expense for the periods presented:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2015	2014	Increase (Decrease)	2015	2014	Increase (Decrease)
	(in thousands)
Salaries and employee benefits	$43,660	$32,230	$11,430	$108,607	$93,536	$15,071
Occupancy	5,915	4,479	1,436	15,677	13,458	2,219
Legal, professional, and directors' fees	4,052	3,022	1,030	12,658	10,853	1,805
Data processing	4,338	2,404	1,934	10,147	7,713	2,434
Insurance	3,375	1,996	1,379	7,739	6,476	1,263
Loan and repossessed asset expenses	1,099	901	198	3,473	2,937	536
Card expense	757	609	148	1,844	1,739	105
Marketing	747	378	369	1,587	1,443	144
Intangible amortization	704	281	423	1,266	1,180	86
Net gain on sales / valuations of repossessed and other assets	(104)	(1,874)	(1,770)	(1,673)	(4,251)	(2,578)
Acquisition / restructure expense	835	15	820	8,836	198	8,638
Other expense	7,538	5,418	2,120	17,997	16,290	1,707
Total non-interest expense	$72,916	$49,859	$23,057	$188,158	$151,572	$36,586
Total non-interest expense for the three months ended September 30, 2015 compared to the three months ended September 30, 2014 increased $23.1 million, or 46.2%. This increase primarily relates to salaries and employee benefits, other expense, data processing, occupancy, insurance, and legal, professional, and directors' fees, which were partially offset by a decrease in the net gain on sales / valuations of repossessed and other assets. The increase in salaries and employee benefits is attributable to the addition of Bridge employees and an increase in incentive compensation. The off-balance sheet reserve and charitable contributions drove the increase in other expense. Data processing increased due to the addition of Bridge and the enhancement of technology initiatives. The increases in occupancy relates to the addition of Bridge offices, which increased rent expense, office utilities, and depreciation on premises and equipment. Legal and professional fees also increased due to the addition of Bridge. As the Company reached $10 billion in assets for four consecutive quarters, the FDIC insurance assessment has increased, driving up insurance expense. The overall increase in non-interest expense was partially offset by a $1.8 million decrease in the net gain on sales / valuations of repossessed and other assets due to less non-recurring gains from the performance of OREO and other assets period-over-period.
Total non-interest expense for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014 increased $36.6 million, or 24.1%. This increase primarily relates to an increase in salaries and employee benefits, acquisition / restructure expense, data processing, occupancy, legal, professional, and directors' fees, other expense, and insurance expense, which were partially offset by a decrease in the net gain on sales / valuations of repossessed and other assets. As discussed above, the increases in salaries and employee benefits, acquisition / restructure expense, data processing, occupancy, legal and professional fees, and other expense primarily relate to the addition of Bridge. The increase in insurance relates to the FDIC insurance assessment, resulting from the Company reaching $10 billion in assets for four consecutive quarters. The overall increase in non-interest expense was partially offset by a $2.6 million decrease in the net gain on sales / valuations of repossessed and other assets due to less non-recurring gains from the performance of OREO and other assets period-over-period.
Income Taxes
The effective tax rate for the nine months ended September 30, 2015 was 24.67%, compared to 23.97% for the nine months ended September 30, 2014. The increase in the effective tax rate is primarily due to proportionately lower tax-exempt income, non-recurring tax benefits, increased state taxes, and a decrease in the amount of valuation allowance that will be released during 2015.

Business Segment Results
The operating segments are as follows: Arizona, Nevada, Southern California, Northern California, CBL, and Corporate & Other.
Arizona reported a gross loan balance of $2.71 billion at September 30, 2015, compared to $2.34 billion at December 31, 2014, and $2.20 billion at September 30, 2014. The gross loan balance for Arizona includes $141.4 million of loans transferred from the CBL segment during the three months ended September 30, 2015. Prior period segment balances were not restated as this transfer is not considered material. In addition, total deposits at September 30, 2015 were $2.46 billion, compared to $2.18 billion at December 31, 2014, and $2.08 billion at September 30, 2014. Pre-tax income was $16.8 million and $14.8 million for the three months ended September 30, 2015 and 2014, respectively, and $50.3 million and $44.7 million for the nine months ended September 30, 2015 and 2014, respectively.
Nevada reported a gross loan balance of $1.78 billion at September 30, 2015, compared to $1.67 billion at December 31, 2014 and $1.68 billion at September 30, 2014. In addition, total deposits at September 30, 2015 were $3.33 billion, compared to $3.23 billion at December 31, 2014, and $3.19 billion at September 30, 2014. Pre-tax income was $19.9 million and $21.2 million for the three months ended September 30, 2015 and 2014, respectively, and $57.0 million and $55.4 million for the nine months ended September 30, 2015 and 2014, respectively.
Southern California reported a gross loan balance of $1.71 billion at September 30, 2015, compared to $1.55 billion at December 31, 2014, and $1.53 billion at September 30, 2014. In addition, total deposits at September 30, 2015 were $1.94 billion, compared to $1.74 billion at December 31, 2014, and $1.78 billion at September 30, 2014. Pre-tax income was $13.3 million and $11.9 million for the three months ended September 30, 2015 and 2014, respectively, and $37.6 million and $33.7 million for the nine months ended September 30, 2015 and 2014, respectively.
Northern California reported a gross loan balance of $1.17 billion at September 30, 2015, compared to $198.6 million at December 31, 2014, and $194.7 million at September 30, 2014. Total deposits at September 30, 2015 were $1.47 billion, compared to $584.0 million at December 31, 2014, and $569.3 million at September 30, 2014. Pre-tax income was $12.3 million and $1.6 million for the three months ended September 30, 2015 and 2014, respectively, and $17.8 million and $4.0 million for the nine months ended September 30, 2015 and 2014, respectively.
CBL reported a gross loan balance of $3.39 billion at September 30, 2015, compared to $2.59 billion at December 31, 2014, and $2.26 billion at September 30, 2014. In addition, total deposits at September 30, 2015 were $2.03 billion, compared to $946.6 million at December 31, 2014, and $906.0 million at September 30, 2014. Pre-tax income was $26.1 million and $9.6 million for the three months ended September 30, 2015 and 2014, respectively, and $53.4 million and $21.7 million for the nine months ended September 30, 2015 and 2014, respectively.
BALANCE SHEET ANALYSIS
Total assets increased $3.36 billion, or 31.7%, to $13.96 billion at September 30, 2015, compared to $10.60 billion at December 31, 2014. The increase in assets primarily relates to the $2.23 billion in assets acquired from Bridge as well as organic loan growth. Loans increased $2.39 billion, or 28.5%, to $10.79 billion at September 30, 2015, of which, $1.44 billion relates to loans acquired from Bridge.
Total liabilities increased $2.77 billion, or 28.9%, to $12.37 billion at September 30, 2015, compared to $9.60 billion at December 31, 2014. The increase in liabilities is due to an increase in total deposits of $2.68 billion, or 30.0%, to $11.61 billion. Total deposits increased $1.74 billion from the acquisition of Bridge, with the remaining increase attributable to organic deposit growth.
Total stockholders’ equity increased by $582.8 million, or 58.2%, to $1.58 billion at September 30, 2015, compared to $1.00 billion at December 31, 2014. The acquisition of Bridge increased stockholders' equity by $431.0 million as a result of the issuance of 12.5 million shares of the Company's stock and the conversion of Bridge restricted stock awards into WAL restricted stock awards, which resulted in the issuance of 546,151 shares of WAL restricted stock.
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
The investment securities portfolio of the Company is utilized as collateral for borrowings, required collateral for public deposits, and customer repurchase agreements, and to manage liquidity, capital, and interest rate risk. The following table summarizes the carrying value of the investment securities portfolio for each of the periods below:

	September 30, 2015	December 31, 2014
	(in thousands)
Collateralized debt obligations	$10,210	$11,445
Commercial MBS issued by GSEs	19,599	2,147
Corporate debt securities	13,430	52,489
CRA investments	34,762	24,332
Municipal obligations	334,065	299,037
Mutual funds	—	37,702
Preferred stock	110,130	82,612
Private label commercial MBS	4,916	5,149
Private label residential MBS	244,148	70,243
Residential MBS issued by GSEs	1,116,947	893,047
Trust preferred securities	24,649	25,546
U.S. government sponsored agency securities	18,633	18,346
U.S. treasury securities	3,028	—
Total investment securities	$1,934,517	$1,522,095
Gross unrealized losses at September 30, 2015 are primarily caused by interest rate fluctuations, credit spread widening, and reduced liquidity in applicable markets. The Company has reviewed securities on which there is an unrealized loss in accordance with its accounting policy for OTTI securities described in "Note 3. Investment Securities" to the Unaudited Consolidated Financial Statements contained herein. There were no impairment charges recorded during the three and nine months ended September 30, 2015 and 2014.
The Company does not consider any securities to be other-than-temporarily impaired as of September 30, 2015 and December 31, 2014. However, the Company cannot guarantee that additional OTTI will not occur in future periods. At September 30, 2015, the Company had the intent and ability to retain its investments for a period of time sufficient to allow for any anticipated recovery in fair value.

Loans
The table below summarizes the distribution of the Company’s held for investment loan portfolio at the end of each of the periods indicated:

	September 30, 2015	December 31, 2014
	(in thousands)
Loans, held for investment
Commercial and industrial	$4,799,423	$3,326,708
Commercial real estate - non-owner occupied	2,210,642	2,052,566
Commercial real estate - owner occupied	2,123,882	1,732,888
Construction and land development	1,122,094	748,053
Residential real estate	320,679	299,402
Commercial leases	160,593	205,639
Consumer	26,626	33,009
Loans, net of deferred loan fees and costs	10,763,939	8,398,265
Allowance for credit losses	(117,072)	(110,216)
Total loans HFI	$10,646,867	$8,288,049
Net deferred loan fees and costs as of September 30, 2015 and December 31, 2014 total $16.9 million and $12.5 million, respectively. Net unamortized discounts on loans total $7.2 million and $7.5 million as of September 30, 2015 and December 31, 2014, respectively. Total loans held for investment are also net of interest and credit marks on acquired loans totaling $47.4 million and $27.1 million as of September 30, 2015 and December 31, 2014, respectively.
As of September 30, 2015, the Company also has $24.4 million of HFS loans.
Concentrations of Lending Activities
The Company monitors concentrations within four broad categories: geography, industry, product, and collateral. The Company’s loan portfolio includes significant credit exposure to the CRE market. At September 30, 2015 and December 31, 2014, CRE related loans accounted for approximately 51% and 54% of total loans, respectively. Substantially all of these loans are secured by first liens with an initial loan to value ratio of generally not more than 75%. Approximately 49% and 46% of these CRE loans, excluding construction and land loans, were owner-occupied at September 30, 2015 and December 31, 2014, respectively.
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
Total non-performing loans decreased by $23.6 million, or 15.0%, at September 30, 2015 to $133.9 million from $157.5 million at December 31, 2014.

	September 30, 2015	December 31, 2014
	(dollars in thousands)
Total non-accrual loans (1)	$47,692	$67,659
Loans past due 90 days or more on accrual status	5,550	5,132
Troubled debt restructured loans (2)	80,667	84,720
Total nonperforming loans	133,909	157,511
Other impaired loans	7,270	9,239
Total impaired loans	$141,179	$166,750
Other assets acquired through foreclosure, net	$57,719	$57,150
Non-accrual loans to gross loans held for investment	0.44%	0.81%
Loans past due 90 days or more on accrual status to gross loans held for investment	0.05	0.06

(1)	Includes non-accrual TDR loans of $20.4 million and $53.6 million as of September 30, 2015 and December 31, 2014, respectively.

(2)	Includes accruing TDR loans only.
Interest income received on non-accrual loans was $0.2 million and $1.4 million for the three and nine months ended September 30, 2015, respectively, compared to $0.6 million and $1.7 million for the three and nine months ended September 30, 2014, respectively. The interest income that would have been recorded under the original terms of non-accrual loans was $0.5 million and $1.9 million for the three and nine months ended September 30, 2015, respectively, compared to $1.1 million and $2.8 million for the three and nine months ended September 30, 2014, respectively.
The composition of non-accrual loans by loan type and by segment were as follows:

	September 30, 2015			December 31, 2014
	Non-accrual Balance	Percent of Non-Accrual Balance	Percent of Total HFI Loans	Non-accrual Balance	Percent of Non-Accrual Balance	Percent of Total HFI Loans
	(dollars in thousands)
Commercial and industrial	$22,166	46.48%	0.21%	$3,490	5.16%	0.04%
Commercial real estate	18,641	39.09	0.17	52,457	77.54	0.63
Construction and land development	2,343	4.91	0.02	5,326	7.87	0.06
Residential real estate	4,345	9.11	0.04	6,173	9.12	0.07
Consumer	197	0.41	0.00	213	0.31	0.01
Total non-accrual loans	$47,692	100.00%	0.44%	$67,659	100.00%	0.81%

	September 30, 2015		December 31, 2014
	Nonaccrual Loans	Percent of Segment's Total HFI Loans	Nonaccrual Loans	Percent of Segment's Total HFI Loans
	(dollars in thousands)
Arizona	$6,178	0.23%	$24,179	1.03%
Nevada	6,603	0.37	26,678	1.60
Southern California	3,263	0.19	388	0.02
Northern California	—	—	—	—
Central Business Lines	16,382	0.48	188	0.01
Corporate & Other	15,266	38.68	16,226	35.30
Total non-accrual loans	$47,692		$67,659

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
As of September 30, 2015 and December 31, 2014, the aggregate amount of loans classified as impaired was $141.2 million and $166.8 million, respectively, a net decrease of 15.3%. The total specific allowance for credit losses related to these loans was $4.2 million and $10.8 million for September 30, 2015 and December 31, 2014, respectively. The Company had $80.7 million and $84.7 million in loans classified as accruing restructured loan for September 30, 2015 and December 31, 2014, respectively.
Impaired loans by segment at September 30, 2015 were as follows:

	September 30, 2015	December 31, 2014
	(in thousands)
Arizona	$16,325	$43,174
Nevada	65,786	78,072
Southern California	5,303	5,203
Northern California	—	—
Central Business Lines	16,382	188
Corporate & Other	37,383	40,113
Total impaired loans	$141,179	$166,750
The following tables present a breakdown of total impaired loans and the related specific reserves for the periods indicated:

	September 30, 2015
	Impaired Balance	Percent of Impaired Balance	Percent of Total HFI Loans	Reserve Balance	Percent of Reserve Balance	Percent of Total Allowance
	(dollars in thousands)
Commercial and industrial	$30,639	21.70%	0.29%	$3,112	73.97%	2.66%
Commercial real estate	74,680	52.90	0.69	795	18.90	0.68
Construction and land development	18,727	13.27	0.17	4	0.10	—
Residential real estate	16,778	11.88	0.16	295	7.01	0.25
Consumer	355	0.25	0.00	1	0.02	—
Total impaired loans	$141,179	100.00%	1.31%	$4,207	100.00%	3.59%

	December 31, 2014
	Impaired Balance	Percent of Impaired Balance	Percent of Total HFI Loans	Reserve Balance	Percent of Reserve Balance	Percent of Total Allowance
	(dollars in thousands)
Commercial and industrial	$14,122	8.47%	0.17%	$1,965	18.25%	1.78%
Commercial real estate	111,217	66.70	1.32	4,619	42.91	4.19
Construction and land development	21,748	13.04	0.26	3,112	28.91	2.82
Residential real estate	19,300	11.57	0.23	1,052	9.77	0.95
Consumer	363	0.22	0.00	17	0.16	0.02
Total impaired loans	$166,750	100.00%	1.98%	$10,765	100.00%	9.76%

Allowance for Credit Losses
The following table summarizes the activity in our allowance for credit losses for the period indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(dollars in thousands)
Allowance for credit losses:
Balance at beginning of period	$115,056	$105,937	$110,216	$100,050
Provision charged to operating expense:
Commercial and industrial	6,152	1,779	11,742	5,323
Commercial real estate	(5,173)	(1,945)	(7,131)	(967)
Construction and land development	419	1,710	(132)	3,433
Residential real estate	(1,313)	(1,043)	(3,469)	(2,394)
Consumer	(85)	(82)	(310)	(969)
Total Provision	—	419	700	4,426
Recoveries of loans previously charged-off:
Commercial and industrial	1,147	1,053	2,744	3,229
Commercial real estate	1,401	1,779	3,522	3,587
Construction and land development	329	182	1,859	891
Residential real estate	232	768	1,949	1,635
Consumer	24	34	88	395
Total recoveries	3,133	3,816	10,162	9,737
Loans charged-off:
Commercial and industrial	(1,109)	(110)	(3,273)	(2,626)
Commercial real estate	—	(193)	—	(694)
Construction and land development	—	—	—	(78)
Residential real estate	(8)	(423)	(626)	(1,352)
Consumer	—	(285)	(107)	(302)
Total charged-off	(1,117)	(1,011)	(4,006)	(5,052)
Net recoveries	2,016	2,805	6,156	4,685
Balance at end of period	$117,072	$109,161	$117,072	$109,161
Net recoveries to average loans outstanding - annualized	0.08%	0.15%	0.09%	0.09%
Allowance for credit losses to gross loans	1.09	1.38
The following table summarizes the allocation of the allowance for credit losses by loan type. However, the allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

	September 30, 2015			December 31, 2014
	Allowance for Credit Losses	Percent of Total Allowance for Credit Losses	Percent of Loans to Total HFI Loans	Allowance for Credit Losses	Percent of Total Allowance for Credit Losses	Percent of Loans to Total HFI Loans
	(dollars in thousands)
Commercial and industrial	$65,779	56.2%	46.1%	$54,566	49.5%	42.1%
Commercial real estate	25,174	21.5	40.3	28,783	26.1	45.0
Construction and land development	20,285	17.3	10.4	18,558	16.8	8.9
Residential real estate	5,310	4.5	3.0	7,456	6.8	3.6
Consumer	524	0.5	0.2	853	0.8	0.4
Total	$117,072	100.0%	100.0%	$110,216	100.0%	100.0%
The allowance for credit losses as a percentage of total loans decreased to 1.09% at September 30, 2015 from 1.31% at December 31, 2014. The total balance of the allowance for credit losses has increased due to the increase in the size of the loan portfolio. However, the increase in the allowance is not proportional to the increase in the portfolio as the Company has experienced improved credit quality in its portfolio as reflected in net recoveries achieved during the three and nine months ended September 30, 2015 as well as a change in portfolio mix toward higher rated credits.
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

	September 30, 2015
	Number of Loans	Loan Balance	Percent of Loan Balance	Percent of Total HFI Loans
	(dollars in thousands)
Commercial and industrial	38	$35,671	74.92%	0.33%
Commercial real estate	13	7,262	15.25	0.07
Construction and land development	2	2,301	4.83	0.02
Residential real estate	2	2,381	5.00	0.02
Consumer	—	—	—	—
Total	55	$47,615	100.00%	0.44%

	December 31, 2014
	Number of Loans	Loan Balance	Percent of Loan Balance	Percent of Total HFI Loans
	(dollars in thousands)
Commercial and industrial	76	$24,060	23.89%	0.29%
Commercial real estate	55	53,514	53.14	0.64
Construction and land development	6	15,646	15.53	0.19
Residential real estate	16	7,121	7.07	0.08
Consumer	10	377	0.37	—
Total	163	$100,718	100.00%	1.20%
Total potential problem loans are primarily secured by real estate.

Other Assets Acquired Through Foreclosure
The following table represents the changes in other assets acquired through foreclosure:

	Three Months Ended September 30,
	2015
	Gross Balance	Valuation Allowance	Net Balance
	(in thousands)
Balance, beginning of period	$71,782	$(12,447)	$59,335
Measurement period adjustments	(143)	—	(143)
Transfers to other assets acquired through foreclosure, net	14,111	—	14,111
Proceeds from sale of other real estate owned and repossessed assets, net	(16,646)	959	(15,687)
Valuation adjustments, net	—	573	573
Gains, net (1)	(470)	—	(470)
Balance, end of period	$68,634	$(10,915)	$57,719

	2014
Balance, beginning of period	$74,643	$(15,351)	$59,292
Transfers to other assets acquired through foreclosure, net	2,737	—	2,737
Proceeds from sale of other real estate owned and repossessed assets, net	(11,811)	982	(10,829)
Valuation adjustments, net	—	(882)	(882)
Gains, net (1)	1,469	—	1,469
Balance, end of period	$67,038	$(15,251)	$51,787

(1)	Includes net gains related to initial transfers to other assets of $0.3 million and zero during the three months ended September 30, 2015 and 2014, respectively, pursuant to accounting guidance.

	Nine Months Ended September 30,
	2015
	Gross Balance	Valuation Allowance	Net Balance
	(in thousands)
Balance, beginning of period	$71,421	$(14,271)	$57,150
Additions from acquisition of Bridge	1,407	—	1,407
Transfers to other assets acquired through foreclosure, net	27,570	—	27,570
Proceeds from sale of other real estate owned and repossessed assets, net	(34,349)	4,287	(30,062)
Valuation adjustments, net	—	(931)	(931)
Gains, net (2)	2,585	—	2,585
Balance, end of period	$68,634	$(10,915)	$57,719

	2014
Balance, beginning of period	$88,421	$(21,702)	$66,719
Transfers to other assets acquired through foreclosure, net	9,156	—	9,156
Proceeds from sale of other real estate owned and repossessed assets, net	(33,187)	7,626	(25,561)
Valuation adjustments, net	—	(1,175)	(1,175)
Gains, net (2)	2,648	—	2,648
Balance, end of period	$67,038	$(15,251)	$51,787

(2)	Includes net gains related to initial transfers to other assets of $0.9 million and zero during the nine months ended September 30, 2015 and 2014, respectively, pursuant to accounting guidance.
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

The Company had $57.7 million and $57.2 million of such assets at September 30, 2015 and December 31, 2014. At September 30, 2015, the Company held 45 OREO properties, compared to 67 at December 31, 2014.
Goodwill and Other Intangible Assets
Goodwill represents the excess consideration paid for net assets acquired in a business combination over their fair value and is subsequently evaluated for impairment at least annually. The Company has goodwill of $289.3 million, which includes $266.1 acquired in the Bridge acquisition. Intangible assets total $16.4 million at September 30, 2015, which includes $15.0 acquired in the Bridge acquisition. The goodwill and intangible balances at September 30, 2015 are allocated to the Nevada, Northern California, and CBL operating segments. See "Note 2. Mergers, Acquisitions and Dispositions" to the Unaudited Consolidated Financial Statements for further discussion of the Bridge acquisition and the allocation of goodwill and intangible assets acquired.
The Company performs its annual goodwill and intangibles impairment tests as of October 1 each year, or more often if events or circumstances indicate that the carrying value may not be recoverable. During the three and nine months ended September 30, 2015 and 2014, there were no events or circumstances that indicated an interim impairment test of goodwill or other intangible assets was necessary.
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
See "Note 12. Income Taxes" to the Unaudited Consolidated Financial Statements for further discussion on income taxes.
Deposits
Deposits are the primary source for funding the Company's asset growth. Total deposits increased to $11.61 billion at September 30, 2015, from $8.93 billion at December 31, 2014, an increase of $2.68 billion, or 30.0%. Deposits increased $1.74 billion from the acquisition of Bridge, with the remaining increase attributable to organic deposit growth. Non-interest-bearing demand deposits and savings and money market deposits increased by $1.79 billion and $802.9 million, respectively, from December 31, 2014.
WAB is a member of Promontory, a network that offers deposit placement services such as CDARS and ICS services, which offer products that qualify for FDIC insurance on large deposits. At September 30, 2015, the Company had $592.0 million of CDARS deposits and $713.6 million of ICS deposits, compared to $700.7 million of CDARS deposits and $479.2 million of ICS deposits at December 31, 2014. At September 30, 2015 and December 31, 2014, the Company also had $381.8 million and $321.5 million, respectively, of wholesale brokered deposits. There was also $254.9 million and $202.4 million of additional deposits as of September 30, 2015 and December 31, 2014, respectively, that the Company considers core deposits, but which are classified as brokered deposits for regulatory reporting purposes.

The average balances and weighted average rates paid on deposits are presented below:

	Three Months Ended September 30,
	2015		2014
	Average Balance	Rate	Average Balance	Rate
	(dollars in thousands)
Interest checking (NOW)	$1,004,656	0.18%	$810,260	0.20%
Savings and money market	4,723,526	0.27	3,659,887	0.31
Time	1,763,540	0.42	1,763,830	0.45
Total interest-bearing deposits	7,491,722	0.30	6,233,977	0.33
Non-interest-bearing demand deposits	3,961,269	—	2,241,366	—
Total deposits	$11,452,991	0.19%	$8,475,343	0.24%

	Nine Months Ended September 30,
	2015		2014
	Average Balance	Rate	Average Balance	Rate
	(dollars in thousands)
Interest checking (NOW)	$965,784	0.17%	$789,098	0.20%
Savings and money market	4,286,910	0.28	3,566,000	0.30
Time	1,843,920	0.42	1,695,130	0.44
Total interest-bearing deposits	7,096,614	0.30	6,050,228	0.33
Non-interest-bearing demand deposits	2,985,074	—	2,114,361	—
Total deposits	$10,081,688	0.21%	$8,164,589	0.24%
Other Borrowings
The Company from time to time utilizes short-term borrowed funds to support short-term liquidity needs generally created by increased loan demand. The majority of these short-term borrowed funds consist of advances from the FHLB and FRB, federal funds purchased, and customer repurchase agreements. The Company’s borrowing capacity with the FHLB and FRB is determined based on collateral pledged, generally consisting of securities and loans. In addition, the Company has borrowing capacity from other sources, collateralized by securities, including securities sold under agreements to repurchase, which are reflected at the amount of cash received in connection with the transaction, and may require additional collateral based on the fair value of the underlying securities. At September 30, 2015, total short-term borrowed funds consisted of customer repurchases of $53.2 million and FHLB advances of $300.0 million. The Company's Senior Notes matured in September 2015, resulting in a $58.2 million decrease in short-term debt. At December 31, 2014, total short-term borrowed funds consisted of customer repurchases of $54.9 million, Senior Notes with a carrying value of $58.2 million, a revolving line of credit of $25.0 million, and FHLB advances of $97.0 million.
At September 30, 2015, the Company did not have any FHLB advances classified as long-term. At December 31, 2014, total long-term debt consisted of $210.1 million of FHLB advances.
Qualifying Debt
At September 30, 2015, total qualifying debt consisted of $152.3 million of subordinated debt and junior subordinated debt of $54.5 million. At December 31, 2014, qualifying debt consisted of junior subordinated debt of $40.4 million.

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
The following table presents the available and outstanding balances of the Company's lines of credit:

	September 30, 2015
	Available Balance	Outstanding Balance
	(in millions)

Unsecured fed funds credit lines at correspondent banks	$100.0	$—
Other lines with correspondent banks:
Secured other lines with correspondent banks	25.0	—
Unsecured other lines with correspondent banks	45.0	—
Total other lines with correspondent banks	$70.0	$—
In addition to lines of credit, the Company has borrowing capacity with the FHLB and FRB from pledged loans and securities. The borrowing capacity, outstanding borrowings, and available credit as of September 30, 2015 are presented in the following table:

September 30, 2015
(in millions)
FHLB:
Borrowing capacity	$2,020.3
Outstanding borrowings	300.0
Letters of credit	312.4
Total available credit	$1,407.9

FRB:
Borrowing capacity	$1,785.0
Outstanding borrowings	—
Total available credit	$1,785.0
The Company has a formal liquidity policy and, in the opinion of management, our liquid assets are considered adequate to meet cash flow needs for loan funding and deposit cash withdrawals for the next 90-120 days. At September 30, 2015, there was $1.36 billion in liquid assets, comprised of $358.2 million in cash, cash equivalents, and money market investments and

$997.4 million in unpledged marketable securities. At December 31, 2014, the Company maintained $862.5 million in liquid assets, comprised of $165.3 million of cash, cash equivalents, and money market investments, and $697.2 million of unpledged marketable securities.
The Parent maintains liquidity that would be sufficient to fund its operations and certain non-bank affiliate operations for an extended period should funding from normal sources be disrupted. Since deposits are taken by WAB and not by the Parent, Parent liquidity is not dependent on the bank's deposit balances. In our analysis of Parent liquidity, we assume that the Parent is unable to generate funds from additional debt or equity issuances, receives no dividend income from subsidiaries and does not pay dividends to stockholders, while continuing to make nondiscretionary payments needed to maintain operations and repayment of contractual principal and interest payments owed by the Parent and affiliated companies. Under this scenario, the amount of time the Parent and its non-bank subsidiary can operate and meet all obligations before the current liquid assets are exhausted is considered as part of the Parent liquidity analysis. Management believes the Parent maintains adequate liquidity capacity to operate without additional funding from new sources for over twelve months. WAB maintains sufficient funding capacity to address large increases in funding requirements, such as deposit outflows. This capacity is comprised of liquidity derived from a reduction in asset levels and various secured funding sources.
On a long-term basis, the Company’s liquidity will be met by changing the relative distribution of our asset portfolios (for example, by reducing investment or loan volumes, or selling or encumbering assets). Further, the Company can increase liquidity by soliciting higher levels of deposit accounts through promotional activities and/or borrowing from correspondent banks, the FHLB of San Francisco, and the FRB. At September 30, 2015, our long-term liquidity needs primarily relate to funds required to support loan originations, commitments, and deposit withdrawals, which can be met by cash flows from investment payments and maturities, and investment sales, if necessary.
The Company’s liquidity is comprised of three primary classifications: 1) cash flows provided by operating activities; 2) cash flows used in investing activities; and 3) cash flows provided by financing activities. Net cash provided by or used in operating activities consists primarily of net income, adjusted for changes in certain other asset and liability accounts and certain non-cash income and expense items, such as the provision for credit losses, investment and other amortization and depreciation. For the nine months ended September 30, 2015 and 2014, net cash provided by operating activities was $137.6 million and $107.1 million, respectively.
Our primary investing activities are the origination of real estate and commercial loans and the purchase and sale of securities. Our net cash provided by and used in investing activities has been primarily influenced by our loan and securities activities. The net increase in loans for the nine months ended September 30, 2015 and 2014, was $943.8 million and $1.12 billion, respectively. There was a net increase in investment securities for the nine months ended September 30, 2015 of $350.5 million, compared to a net decrease of $128.0 million for the nine months ended September 30, 2014.
Net cash provided by financing activities has been impacted significantly by increased deposit levels. During the nine months ended September 30, 2015 and 2014, net deposits increased $937.5 million and $859.8 million, respectively. Also, during the nine months ended September 30, 2015, WAB issued $150.0 million of subordinated debt, receiving proceeds of $148.2 million.
Fluctuations in core deposit levels may increase our need for liquidity as certificates of deposit mature or are withdrawn before maturity, and as non-maturity deposits, such as checking and savings account balances, are withdrawn. Additionally, we are exposed to the risk that customers with large deposit balances will withdraw all or a portion of such deposits, due in part to the FDIC limitations on the amount of insurance coverage provided to depositors. To mitigate the uninsured deposit risk, we have joined the CDARS and ICS programs, which allow an individual customer to invest up to $50.0 million and $110.0 million, respectively, through one participating financial institution or, a combined total of $150.0 million per individual customer, with the entire amount being covered by FDIC insurance. As of September 30, 2015, we had $592.0 million of CDARS and $713.6 million of ICS deposits.
As of September 30, 2015, we had $381.8 million of wholesale brokered deposits outstanding. Brokered deposits are generally considered to be deposits that have been received from a third party that is acting on behalf of that party’s customer. Often, a broker will direct a customer’s deposits to the banking institution offering the highest interest rate available. Federal banking laws and regulations place restrictions on depository institutions regarding brokered deposits because of the general concern that these deposits are at a greater risk of being withdrawn and placed on deposit at another institution offering a higher interest rate, thus posing liquidity risk for institutions that gather brokered deposits in significant amounts.
Federal and state banking regulations place certain restrictions on dividends paid. The total amount of dividends which may be paid at any date is generally limited to the retained earnings of the bank. Dividends paid by WAB to the Parent would be prohibited if the effect thereof would cause the bank’s capital to be reduced below applicable minimum capital requirements.

WAB and LVSP paid dividends to the Parent in the amount of $112.0 million and $8.9 million, respectively, during the nine months ended September 30, 2015. Subsequent to September 30, 2015, WAB paid a $20.0 million dividend to the Parent.
Capital Resources
The Company and WAB are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements could trigger certain mandatory or discretionary actions that, if undertaken, could have a direct material effect on the Company’s business and financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and WAB must meet specific capital guidelines that involve quantitative measures of their assets, liabilities, and certain off-balance sheet items (discussed in Note 13. Commitments and Contingencies to the Unaudited Consolidated Financial Statements) as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.
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
As of September 30, 2015 and December 31, 2014, the Company and WAB exceeded the capital levels necessary to be classified as well-capitalized, as defined by the banking agencies. The actual capital amounts and ratios for the Company and WAB are presented in the following tables as of the periods indicated:

	Total Capital	Tier 1 Capital	Risk-Weighted Assets	Tangible Average Assets	Total Capital Ratio	Tier 1 Capital Ratio	Tier 1 Leverage Ratio	Common Equity Tier 1
	(dollars in thousands)
Basel III
September 30, 2015
WAL	$1,580,594	$1,318,222	$13,022,374	$13,341,151	12.1%	10.1%	9.9%	9.1%
WAB	1,432,483	1,163,713	12,896,832	13,166,799	11.1	9.0	8.8	9.0
Well-capitalized ratios					10.0	8.0	5.0	6.5
Minimum capital ratios					8.0	6.0	4.0	4.5
Basel I
December 31, 2014
WAL	$1,119,618	$1,007,278	$9,555,390	$10,367,575	11.7%	10.5%	9.7%	—
WAB	1,057,253	945,687	9,435,459	10,232,297	11.2	10.0	9.2	—
Well-capitalized ratios					10.0	6.0	5.0	—
Minimum capital ratios					8.0	4.0	4.0	—

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.
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
Net Interest Income Simulation. In order to measure interest rate risk at September 30, 2015, we used a simulation model to project changes in net interest income that result from forecasted changes in interest rates. This analysis, which includes Bridge, calculates the difference between a baseline net interest income forecast using current yield curves that do not take into consideration any future anticipated rate hikes, compared to forecasted net income resulting from an immediate parallel shift in rates upward or downward. The income simulation model includes various assumptions regarding the re-pricing relationships for each of our products. Many of our assets are floating rate loans, which are assumed to re-price immediately and, proportional to the change in market rates, depending on their contracted index. Some loans and investments include the opportunity of prepayment (embedded options) and, accordingly, the simulation model uses estimated market speeds to derive prepayments and reinvests proceeds at modeled yields. Our non-term deposit products re-price more slowly, usually changing less than the change in market rates and at our discretion.
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

This simulation model assesses the changes in net interest income that would occur in response to an instantaneous and sustained increase or decrease (shock) in market interest rates. At September 30, 2015, our net interest income exposure for the next twelve months related to these hypothetical changes in market interest rates was within our current guidelines.
Sensitivity of Net Interest Income

	Interest Rate Scenario (change in basis points from Base)
	Down 100	Base	Up 100	Up 200	Up 300	Up 400
	(in thousands)
Interest Income	$554,905	$564,235	$616,114	$674,463	$735,615	$796,861
Interest Expense	27,039	27,884	57,376	87,601	117,697	147,675
Net Interest Income	527,866	536,351	558,738	586,862	617,918	649,186
% Change	(1.6)%		4.2%	9.4%	15.2%	21.0%
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
At September 30, 2015, our EVE exposure related to these hypothetical changes in market interest rates was within the current guidelines established by us. The following table shows our projected change in EVE for this set of rate shocks at September 30, 2015:
Economic Value of Equity

	Interest Rate Scenario (change in basis points from Base)
	Down 100	Base	Up 100	Up 200	Up 300	Up 400
	(in thousands)
Assets	$14,034,920	$13,901,870	$13,635,643	$13,370,524	$13,118,510	$12,884,079
Liabilities	11,668,170	11,338,906	11,055,154	10,801,747	10,567,883	10,351,555
Net Present Value	2,366,750	2,562,964	2,580,489	2,568,777	2,550,627	2,532,524
% Change	(7.7)%		0.7%	0.2%	(0.5)%	(1.2)%
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
Derivative Contracts. In the normal course of business, the Company uses derivative instruments to meet the needs of its customers and manage exposure to fluctuations in interest rates. The following table summarizes the aggregate notional amounts, market values, and terms of the Company’s derivative positions with derivative market makers as of September 30, 2015 and December 31, 2014:
Outstanding Derivatives Positions

September 30, 2015			December 31, 2014
Notional	Net Value	Weighted Average Term (Years)	Notional	Net Value	Weighted Average Term (Years)
(dollars in thousands)
$805,073	$(66,382)	14.7	$647,703	$(57,813)	17.6

Item 4.	Controls and Procedures.
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
Changes in Internal Control over Financial Reporting
There have not been any changes in the Company's internal control over financial reporting during the quarter ended September 30, 2015, which have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

4.6	Form of Senior Debt Indenture (incorporated by reference to Exhibit 4.2 of Western Alliance's Form S-3 filed with the SEC on May 7, 2015).

4.7	Form of Subordinated Debt Indenture (incorporated by reference to Exhibit 4.3 of Western Alliance's Form S-3 filed with the SEC on May 7, 2015).

4.8	Form of 5.00% Fixed to Floating Rate Subordinated Bank Note due July 15, 2025 (incorporated by reference to Exhibit 4.1 filed with the SEC on July 2, 2015).

10.1	Bridge Capital Holdings 2006 Equity Incentive Plan (incorporated by reference to Exhibit 4.11 of Western Alliance's Form S-8 filed with the SEC on July 2, 2015).

31.1*	CEO Certification Pursuant Rule 13a-14(a)/15d-14(a).

31.2*	CFO Certification Pursuant Rule 13a-14(a)/15d-14(a).

32**	CEO and CFO Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.
* Filed herewith.
**Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WESTERN ALLIANCE BANCORPORATION

October 30, 2015	By:	/s/ Robert Sarver
Robert Sarver
Chairman of the Board and
Chief Executive Officer

October 30, 2015	By:	/s/ Dale Gibbons
Dale Gibbons
Executive Vice President and
Chief Financial Officer

October 30, 2015	By:	/s/ J. Kelly Ardrey Jr.
J. Kelly Ardrey Jr.
Senior Vice President and
Chief Accounting Officer