Form 10-K
period 2015-12-31
WESTERN ALLIANCE BANCORPORATION
filed 2016-02-16
CIK 1212545

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the registrant’s voting stock held by non-affiliates was approximately $2.36 billion based on the June 30, 2015 closing price of said stock on the New York Stock Exchange ($33.76 per share).
As of February 10, 2016, Western Alliance Bancorporation had 103,418,400 shares of common stock outstanding.
Portions of the registrant’s definitive proxy statement for its 2016 Annual Meeting of Stockholders are incorporated by reference into Part III of this report.

PART I
Forward-Looking Statements
Certain statements contained in this Annual Report on Form 10-K for the fiscal year ended December 31, 2015 (this “Form 10-K”) are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Reform Act”). Statements that constitute forward-looking statements within the meaning of the Reform Act are generally identified through the inclusion of words such as “aim,” “anticipate,” “believe,” “drive,” “estimate,” “expect,” “expressed confidence,” “forecast,” “future,” “goals,” “guidance,” “intend,” “may,” “opportunity,” “plan,” “position,” “potential,” “project,” “ seek,” “should,” “strategy,” “target,” “will,” “would” or similar statements or variations of such words and other similar expressions. All statements other than historical fact are “forward-looking statements” within the meaning of the Reform Act, including statements that are related to or are dependent on estimates or assumptions relating to expectations, beliefs, projections, future plans and strategies, anticipated events or trends and similar expressions that are not historical facts. These forward-looking statements reflect our current views about future events and financial performance and involve certain risks, uncertainties, assumptions and changes in circumstances that may cause our actual results to differ significantly from historical results and those expressed in any forward-looking statement. Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements include, but are not limited to, those described in “Risk Factors” in Item 1A of this Form 10-K. Forward-looking statements speak only as of the date they are made and we undertake no obligation to publicly update or revise any forward-looking statements included in this Form 10-K or to update the reasons why actual results could differ from those contained in such statements, whether as a result of new information, future events or otherwise, except to the extent required by federal securities laws. In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this Form 10-K might not occur, and you should not put undue reliance on any forward-looking statements.
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

ENTITIES:
AAB	Alliance Association Bank	FIB	First Independent Bank
ABA	Alliance Bank of Arizona	LVSP	Las Vegas Sunset Properties
BON	Bank of Nevada	TPB	Torrey Pines Bank
Bridge	Bridge Bank	WAB or Bank	Western Alliance Bank
Centennial	Centennial Bank	WAL or Parent	Western Alliance Bancorporation
Company	Western Alliance Bancorporation and subsidiaries	Western Liberty	Western Liberty Bancorp
TERMS:
ABS	Asset-Backed Securities	GLBA	Gramm-Leach-Bliley Act of 1999
AFS	Available-for-Sale	GSE	Government-Sponsored Enterprise
ALCO	Asset and Liability Management Committee	GSIB	Global Systemically Important Banks
AMT	Alternative Minimum Tax	HFI	Held for Investment
AOCI	Accumulated Other Comprehensive Income	HFS	Held for Sale
ARP	Annual Percentage Rate	HMDA	Home Mortgage Disclosure Act
ARPS	Adjustable-Rate Preferred Stock	HOEPA	Home Ownership and Protection Act of 1994
ASC	Accounting Standards Codification	HTM	Held-to-Maturity
ASU	Accounting Standards Update	ICS	Insured Cash Sweep Service
ATM	At-the-Market	IRC	Internal Revenue Code
BHCA	Bank Holding Company Act of 1956	ISDA	International Swaps and Derivatives Association
BOD	Board of Directors	LIBOR	London Interbank Offered Rate
BOLI	Bank Owned Life Insurance	LIHTC	Low-Income Housing Tax Credit
BSA	Bank Secrecy Act of 1970	LTD	Long-Term Debt
CAMELS	Capital Adequacy, Assets, Management Capability, Earnings, Liquidity, Sensitivity	MBS	Mortgage-Backed Securities
CBL	Central Business Lines	MLC	Management Loan Committee
CCO	Chief Credit Officer	MOU	Memorandum of Understanding
CDARS	Certificate Deposit Account Registry Service	NOL	Net Operating Loss
CDO	Collateralized Debt Obligation	NPV	Net Present Value
CEO	Chief Executive Officer	NUBILs	Net Unrealized Built In Losses
CFO	Chief Financial Officer	OCI	Other Comprehensive Income
CFPB	Consumer Financial Protection Bureau	OFAC	Office of Foreign Asset Control
CLO	Collateralized Loan Obligation	OREO	Other Real Estate Owned
CMO	Collateralized Debt Obligation	OTTI	Other-than-Temporary Impairment
COSO	Committee of Sponsoring Organizations of the Treadway Commission	PCI	Purchased Credit Impaired
CPP	TARP Capital Purchase Program	QRM	Qualified Residential Mortgage
CRA	Community Reinvestment Act	RESPA	Real Estate Settlement Procedures Act
CRE	Commercial Real Estate	SBA	Small Business Administration
DIF	FDIC's Deposit Insurance Fund	SBIC	Small Business Investment Company
EPS	Earnings per share	SBLF	Small Business Lending Fund
EVE	Economic Value of Equity	SEC	Securities and Exchange Commission
Exchange Act	Securities Exchange Act of 1934, as amended	SERP	Supplemental Executive Retirement Plan
FASB	Financial Accounting Standards Board	SLC	Senior Loan Committee
FCRA	Fair Credit Reporting Act of 1971	SSAE	Statement on Standards for Attestation Engagements
FDIC	Federal Deposit Insurance Corporation	SOX	Sarbanes-Oxley Act of 2002
FHA	Fair Housing Act	TARP	Troubled Asset Relief Program
FHLB	Federal Home Loan Bank	TDR	Troubled Debt Restructuring
FICO	The Financing Corporation	TEB	Tax Equivalent Basis
FRB	Federal Reserve Bank	TILA	Truth in Lending Act
FVO	Fair Value Option adjustment on junior subordinated debt	TRID	TILA-RESPA Integrated Disclosures
GAAP	U.S. Generally Accepted Accounting Principles	XBRL	eXtensible Business Reporting Language

Item 1.	Business.
Organization Structure and Description of Services
WAL is a bank holding company headquartered in Phoenix, Arizona, incorporated under the laws of the state of Delaware. WAL provides a full spectrum of deposit, lending, treasury management, and online banking products and services through its wholly-owned banking subsidiary, WAB. On June 30, 2015, WAL acquired Bridge Capital Holdings and its wholly-owned subsidiary, Bridge Bank. Upon acquisition, Bridge Capital Holdings merged into WAL and its principal operating subsidiary, Bridge Bank, merged into WAB. Effective as of July 1, 2015, the existing Bridge offices and the two previously existing WAB northern California offices are operating as a combined division, with their results reported under the Company's Northern California operating segment.
WAB operates the following full-service banking divisions: ABA in Arizona, BON in Southern Nevada, Bridge in Northern California, FIB in Northern Nevada, and TPB in Southern California. The Company also serves business customers through a national platform of specialized financial services including AAB, Corporate Finance, Equity Fund Resources, Life Sciences Group, Mortgage Warehouse Lending, Public Finance, Renewable Energy Group, Resort Finance, and Technology Finance. In addition, the Company has one non-bank subsidiary, LVSP, which holds and manages certain non-performing loans and OREO.
WAL also has eight unconsolidated subsidiaries used as business trusts in connection with issuance of trust-preferred securities as described in "Note 10. Qualifying Debt" in Item 8 of this Form 10-K.
Bank Subsidiary
At December 31, 2015, WAL has the following bank subsidiary:

Bank Name	Headquarters	Number of Locations	Location Cities	Total Assets	Net Loans	Deposits
				(in millions)
Western Alliance Bank	Phoenix, Arizona	47	Arizona: Chandler, Flagstaff, Mesa, Phoenix, Sedona, Scottsdale, and Tucson	$14,155.3	$10,980.3	$12,038.8
			Nevada: Carson City, Fallon, Reno, Sparks, Henderson, Las Vegas, Mesquite, and North Las Vegas
			California: Beverly Hills, Carlsbad, Costa Mesa, La Mesa, Los Angeles, Oakland, Palo Alto, Pleasanton, San Diego, San Francisco, and San Jose
			Other: Boston, Massachusetts; Dallas, Texas; Reston, Virginia
WAB also has the following significant wholly-owned subsidiaries:

•	WAB Investments, Inc., BON Investments, Inc., and TPB Investments, Inc. - each hold certain investment securities, municipal and non-profit loans, and leases.

•	BW Real Estate, Inc. - operates as a real estate investment trust and holds certain real estate loans and related securities.

•	BW Nevada Holdings, LLC - was dissolved on June 12, 2015 after distributing its 2700 West Sahara Avenue, Las Vegas, Nevada office building to WAB.
Market Segments
The Company’s reportable segments are aggregated primarily based on geographic location, services offered, and markets served, primarily in the Arizona, California, and Nevada regions. As a result of the Bridge acquisition on June 30, 2015, former Bridge activities were allocated between the newly formed Northern California segment and the CBL segment. The Southern California segment represents legacy Western Alliance operations in California, excluding two branches located in northern California, which are now included in the Northern California segment. Prior period amounts have been adjusted accordingly. The Arizona, Nevada, Southern California, and Northern California segments provide full service banking and related services to their respective markets although operations may not be domiciled in these states. The Company's CBL segment provides banking services to niche markets and, as of June 30, 2015, includes the operations of Bridge. These CBLs are managed centrally and are broader in geographic scope, though still predominately within the Company's core market areas. The

Corporate & Other segment primarily relates to our Treasury division and also includes other corporate-related items, income and expense items not allocated to other reportable segments, and inter-segment eliminations.
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
Commercial and Industrial: Commercial and industrial loans include working capital lines of credit, inventory and accounts receivable lines, mortgage warehouse lines, equipment loans and leases, and other commercial loans. Loans to technology companies, tax exempt municipalities, and not-for-profit organizations are categorized as commercial and industrial loans.
CRE: Loans to finance the purchase or refinancing of CRE and loans to finance inventory and working capital that are additionally secured by CRE make up the majority of our loan portfolio. These CRE loans are secured by apartment buildings, professional offices, industrial facilities, retail centers and other commercial properties. As of December 31, 2015 and 2014, 48% and 46%, respectively, of our CRE loans were owner-occupied. Owner-occupied CRE loans are loans secured by owner-occupied non-farm nonresidential properties for which the primary source of repayment (more than 50%) is the cash flow from the ongoing operations and activities conducted by the borrower who owns the property. Non-owner occupied CRE loans are CRE loans for which the primary source of repayment is nonaffiliated rental income associated with the collateral property.
Construction and Land Development: Construction and land development loans include multi-family apartment projects, industrial/warehouse properties, office buildings, retail centers, and medical facilities. These loans are primarily originated to experienced local developers with whom the Company has a satisfactory lending history. An analysis of each construction project is performed as part of the underwriting process to determine whether the type of property, location, construction costs, and contingency funds are appropriate and adequate. Loans to finance commercial raw land are primarily to borrowers who plan to initiate active development of the property within two years.
Residential real estate: In 2010, the Company discontinued residential mortgage real estate loan origination as a business line, but continues to hold a small number of previously originated (or acquired) mortgage loans.
Consumer: Limited types of consumer loans are offered to meet customer demand and to respond to community needs. Consumer loans are generally offered at a higher rate and shorter term than residential mortgages. Examples of our consumer loans include: home equity loans and lines of credit, home improvement loans, and personal lines of credit.

At December 31, 2015, our loan portfolio totaled $11.14 billion, including HFS loans, or approximately 78% of total assets. The following table sets forth the composition of our HFI loan portfolio as of the periods presented:

	December 31,
	2015		2014
	Amount	Percent	Amount	Percent
	(in thousands)
Loans, HFI
Commercial and industrial	$5,114,257	46.1%	$3,326,708	39.7%
Commercial real estate - non-owner occupied	2,283,536	20.6	2,052,566	24.4
Commercial real estate - owner occupied	2,083,285	18.7	1,732,888	20.6
Construction and land development	1,133,439	10.2	748,053	8.9
Residential real estate	322,939	2.9	299,402	3.6
Commercial leases	148,493	1.3	205,639	2.4
Consumer	26,905	0.2	33,009	0.4
Loans, net of deferred loan fees and costs	11,112,854	100.0%	8,398,265	100.0%
Allowance for credit losses	(119,068)		(110,216)
Total loans HFI	$10,993,786		$8,288,049
As of December 31, 2015, the Company also has $23.8 million of HFS loans. For additional information concerning loans, see "Note 4. Loans, Leases and Allowance for Credit Losses" of the Consolidated Financial Statements contained herein or "Management Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition – Loans discussions" in Item 7 of this Form 10-K.
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
Concentrations of Credit Risk. Our lending policies also establish customer and product concentration limits to control single customer and product exposures. Our lending policies have several different measures to limit concentration exposures. Set forth below are the primary segmentation limits and actual measures as of December 31, 2015:

	Percent of Total Capital
	Policy Limit	Actual
CRE	435%	274%
Commercial and industrial	400	329
Construction and land development	95	71
Residential real estate	25	20
Consumer	5	2
Asset Quality
General
To measure asset quality, the Company has instituted a loan grading system consisting of nine different categories. The first five are considered “satisfactory.” The other four grades range from a “special mention” category to a “loss” category and are consistent with the grading systems used by Federal banking regulators. All loans are assigned a credit risk grade at the time they are made, and each assigned loan officer reviews the credit with his or her immediate supervisor on a quarterly basis to determine whether a change in the credit risk grade is warranted. In addition, the grading of our loan portfolio is reviewed on a regular basis by our internal Loan Review Department.
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
Nonperforming Assets
Nonperforming assets include loans past due 90 days or more and still accruing interest, non-accrual loans, TDR loans, and repossessed assets, including OREO. In general, loans are placed on non-accrual status when we determine ultimate collection of principal and interest to be in doubt due to the borrower’s financial condition, collateral value, and collection efforts. A TDR loan is a loan on which the Company, for reasons related to a borrower’s financial difficulties, grants a concession to the borrower that the Company would not otherwise consider. Other repossessed assets resulted from loans where we have received title or physical possession of the borrower’s assets. The Company generally re-appraises OREO and collateral dependent impaired loans every twelve months. The net gain on sales / valuations of repossessed and other assets was $2.1 million and $5.4 million for the years ended December 31, 2015 and 2014, respectively. Losses may be experienced in future periods.
Criticized Assets
Federal bank regulators require banks to classify its assets on a regular basis. In addition, in connection with their examinations of the Bank, examiners have authority to identify problem assets and, if appropriate, re-classify them. A loan grade six from our internal loan grading system is utilized to identify potential problem assets and loans grades seven through nine are utilized to identify actual problem assets.
The following describes the potential and actual problem assets using our internal loan grading system definitions:

•
"Special Mention" (Grade 6): Generally these are assets that possess weaknesses that warrant management's close attention. These loans may involve borrowers with adverse financial trends, higher debt to equity ratios, or weaker liquidity positions, but not to the degree of being considered a “problem loan” where risk of loss may be apparent. Loans in this category are usually performing as agreed, although there may be non-compliance with financial covenants.

•
“Substandard” (Grade 7): These assets are characterized by well-defined credit weaknesses and carry the distinct possibility that the Company will sustain some loss if such weakness or deficiency is not corrected. We believe that these loans generally are adequately secured and in the event of a foreclosure action or liquidation, the Company should be protected from loss. All loans 90 days or more past due and all loans on non-accrual are considered at least “substandard,” unless extraordinary circumstances would suggest otherwise.

•
“Doubtful” (Grade 8): These assets have all the weaknesses inherent in those classified as "substandard" with the added characteristic that the weaknesses present make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable, but because of certain known factors which may work to the advantage and strengthening of the asset (for example, capital injection, perfecting liens on additional collateral and refinancing plans), classification as an estimated loss is deferred until a more precise status may be determined.

•
“Loss” (Grade 9): These assets are considered uncollectible and having such little recoverable value that it is not practical to defer writing off the asset. This classification does not mean that the loan has absolutely no recovery or salvage value, but rather that it is not practicable or desirable to defer writing off the asset, even though partial recovery may be achieved in the future.

Allowance for Credit Losses
Like other financial institutions, the Company must maintain an adequate allowance for credit losses. The allowance for credit losses is established through a provision for credit losses charged to expense. Loans are charged against the allowance for credit losses when management believes that collectability of the contractual principal or interest is unlikely. Subsequent recoveries, if any, are credited to the allowance. The allowance is reported at an amount believed adequate to absorb probable losses on existing loans that may become uncollectable, based on evaluation of the collectability of loans and prior credit loss experience, together with the other factors. For a detailed discussion of the Company’s methodology see “Management’s Discussion and Analysis and Financial Condition – Critical Accounting Policies – Allowance for Credit Losses” in Item 7 of this Form 10-K.
Investment Activities
Our banking subsidiary and holding company have an investment policy, which was approved by the Bank's and Company's BOD. This policy dictates that investment decisions be made based on the safety of the investment, liquidity requirements of the Bank and holding company, potential returns, cash flow targets, and consistency with our interest rate risk management. The Bank’s ALCO is responsible for making securities portfolio decisions in accordance with established policies. The CFO and Treasurer have the authority to purchase and sell securities within specified guidelines. All transactions for the Bank and for our holding company were reviewed by the ALCO and BOD.
Generally, our investment policy limits new securities investments to the following: securities backed by the full faith and credit of the U.S. government, including U.S. treasury bills, notes, and bonds, direct obligations of Ginnie Mae, USDA and SBA loans; MBS or CMO issued by a GSE, such as Fannie Mae or Freddie Mac; debt securities issued by a GSE, such as Fannie Mae, Freddie Mac, and the FHLB; municipal securities with a rating of “Single-A” or higher; ARPS where the issuing company is rated “BBB” or higher; corporate debt with a rating of “Single-A” or better; investment grade corporate bond mutual funds; private label collateralized mortgage obligations with a single rating of “AA” or higher; commercial mortgage-backed securities with a rating of “AAA”; and mandatory purchases of equity securities of the FRB and FHLB. ARPS holdings are limited to no more than 10% of the Bank’s Common Equity Tier 1; municipal securities are limited to no more than 5% of the Bank's assets; investment grade corporate bond mutual funds are limited to no more than 5% of the Bank's Tier 1 capital; corporate debt holdings are limited to no more than 2.5% of the Bank’s assets; and commercial mortgage-backed securities are limited to an aggregate purchase limit of $50 million.
The Company no longer purchases (although we may continue to hold previously acquired) CDOs. Our policies also govern the use of derivatives, and provide that the Company prudently use derivatives in accordance with applicable regulations as a risk management tool to reduce the overall exposure to interest rate risk, and not for speculative purposes.
As of December 31, 2015, all of our investment securities are classified as AFS or measured at fair value (“trading”) pursuant to ASC Topic 320, Investments and ASC Topic 825, Financial Instruments. AFS securities are reported at fair value in accordance with Topic 820, Fair Value Measurements and Disclosures.

As of December 31, 2015, the Company had an investment securities portfolio of $1.98 billion, representing approximately 13.9% of our total assets, with the majority of the portfolio invested in AAA/AA+-rated securities. The average duration of our investment securities was 3.3 years as of December 31, 2015.
The following table summarizes the investment securities portfolio as of December 31, 2015 and 2014:

	December 31,
	2015		2014
	Amount	Percent	Amount	Percent
	(dollars in thousands)
Collateralized debt obligations	$10,060	0.5%	$11,445	0.8%
Commercial MBS issued by GSEs	19,114	1.0	2,147	0.1
Corporate debt securities	13,251	0.7	52,489	3.4
CRA investments	34,685	1.7	24,332	1.6
Municipal obligations	334,830	16.9	299,037	19.6
Mutual funds	—	—	37,702	2.5
Preferred stock	111,236	5.6	82,612	5.4
Private label commercial MBS	4,691	0.2	5,149	0.3
Private label residential MBS	257,128	13.0	70,243	4.6
Residential MBS issued by GSEs	1,171,702	59.0	893,047	58.8
Trust preferred securities	24,314	1.2	25,546	1.7
U.S. government sponsored agency securities	—	—	18,346	1.2
U.S. treasury securities	2,993	0.2	—	—
Total investment securities	$1,984,004	100.0%	$1,522,095	100.0%
As of December 31, 2015 and 2014, the Company had an investment in BOLI of $162.5 million and $142.0 million, respectively. The BOLI was purchased to help offset employee benefit costs. For additional information concerning investments, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition – Investments” in Item 7 of this Form 10-K.
Deposit Products
The Company offers a variety of deposit products, including checking accounts, savings accounts, money market accounts, and other types of deposit accounts, including fixed-rate, fixed maturity certificates of deposit. The Company has historically focused on growing its lower cost core customer deposits. As of December 31, 2015, the deposit portfolio was comprised of 34% non-interest bearing deposits and 66% interest-bearing deposits.
The competition for deposits in our markets is strong. The Company has historically been successful in attracting and retaining deposits due to several factors, including: 1) our high quality of customer service; 2) our experienced relationship bankers who have strong relationships within their communities; 3) the broad selection of cash management services we offer; and 4) incentives to employees for business development and retention. The Company intends to continue its focus on attracting deposits from our business lending relationships in order to maintain our low cost of funds and improve our net interest margin. The loss of low-cost deposits could negatively impact future profitability.
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
In 2015, the Bank's deposit rates were determined through an internal oversight process under the direction of its ALCO. The Bank considers a number of factors when determining deposit rates, including:

•	current and projected national and local economic conditions and the outlook for interest rates;

•	local competition;

•	loan and deposit positions and forecasts, including any concentrations in either; and

•	FHLB advance rates and rates charged on other funding sources.

The following table shows our deposit composition:

	December 31,
	2015		2014
	Amount	Percent	Amount	Percent
	(in thousands)
Non-interest-bearing demand deposits	$4,093,976	34.0%	$2,288,048	25.6%
Interest checking (NOW)	1,028,073	8.5	854,935	9.6
Savings and money market	5,296,921	44.1	3,869,699	43.3
Certificate of deposit ($250,000 or more)	1,569,525	13.0	1,339,238	15.0
Other time deposits	42,129	0.4	579,123	6.5
Total deposits	$12,030,624	100.0%	$8,931,043	100.0%
In addition to our deposit base, we have access to other sources of funding, including FHLB and FRB advances, repurchase agreements and unsecured lines of credit with other financial institutions. Previously, we have also accessed the capital markets through trust preferred, subordinated debt, and Senior Note offerings. For additional information concerning our deposits, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Balance Sheet Analysis – Deposits” in Item 7 of this Form 10-K.
Financial Products and Services
In addition to traditional commercial banking activities, the Company offers other financial services to its customers, including: internet banking, wire transfers, electronic bill payment, lock box services, courier, and cash management services.
Customer, Product, and Geographic Concentrations
Approximately 49% and 54% of our loan portfolio at December 31, 2015 and 2014, respectively, consisted of CRE-secured loans, including CRE loans, and construction and land development loans. The Company’s business is concentrated in the Las Vegas, Los Angeles, San Francisco, San Jose, Phoenix, Reno, San Diego and Tucson metropolitan areas. Consequently, the Company is dependent on the trends of these regional economies. The Company is not dependent upon any single or limited number of customers, the loss of which would have a material adverse effect on the Company. No material portion of the Company’s business is seasonal.
Foreign Operations
The Company has no significant foreign operations. We provide loans, letters of credit, foreign exchange, and other trade-related services to commercial enterprises that conduct business outside the U.S.
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
This increasingly competitive environment is primarily a result of long-term changes in regulation that made mergers and geographic expansion easier; changes in technology and product delivery systems and web-based tools; and the accelerating pace of consolidation among financial services providers. We compete for loans, deposits, and customers with other banks, credit unions, brokerage companies, mortgage companies, insurance companies, finance companies, and other non-bank financial services providers. This strong competition for deposit and loan products directly affects the interest rates on those products and the terms on which they are offered to consumers.
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
Employees
As of December 31, 2015, the Company had 1,446 full-time equivalent employees. The Company’s employees are not represented by a union or covered by a collective bargaining agreement. Management believes that its employee relations are good.
Recent Developments
The capital framework under Basel III became effective for the Company on January 1, 2015. Under the Basel III final rules, minimum requirements have increased for both the quantity and quality of capital held by the Company. A new capital conservation buffer, comprised of Common Equity Tier 1 capital, is also established above the regulatory minimum capital requirements. This capital conservation buffer will be phased in beginning January 1, 2016 at 0.625% of risk-weighted assets and will increase each subsequent year by an additional 0.625% until reaching its final level of 2.5% on January 1, 2019. Strict eligibility requirements for regulatory capital instruments have been implemented under the final rules and the final rules also revise the definitions and calculations of Tier 1 capital, total capital, and risk-weighted assets. In addition, the final rules create a new capital ratio, Common Equity Tier 1. As of December 31, 2015, the Tier 1 capital ratio was 10.2% and the Common Equity Tier 1 ratio was 9.7%.
On September 27, 2011, as part of the U.S. Treasury’s SBLF program, the Company sold $141.0 million of Non-Cumulative Perpetual Preferred Stock, Series B, to the Secretary of the Treasury, with the proceeds used to redeem in full preferred shares previously issued by the Company in 2008 under TARP Capital Purchase Program. The initial dividend rate on the SBLF shares was 5%, subject to downward adjustment based on the Company growth in qualifying small business loans. Due to its rapid success in growing qualifying small business loans, the Company's dividend rate on the SBLF Shares was locked in at 1% (the lowest possible rate) in the first quarter of 2012. The Company redeemed 70,500 SBLF shares on December 19, 2014, at their liquidation value of $1,000 per share plus accrued dividends for a total redemption price of $70.7 million. The Company redeemed the remaining 70,500 SBLF shares on December 18, 2015, at their liquidation value of $1,000 per share plus accrued dividends for a total redemption price of $70.7 million.
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
Investing in the Company’s common stock involves various risks, many of which are specific to the Company’s business. The discussion below addresses the material risks and uncertainties, of which the Company are currently aware, that could have a material adverse effect on the Company’s business, results of operations, and financial condition. Other risks that the Company does not know about now, or that the Company does not currently believe are significant, could negatively impact the Company’s business or the trading price of the Company’s securities. See additional discussions about credit, interest rate, market, and litigation risks in "Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations."
Risks Relating to Our Business
The Company’s financial performance may be adversely affected by conditions in the financial markets and economic conditions generally.
The Company’s financial performance is highly dependent upon the business environment in the markets where the Company operates and in the U.S. as a whole. Unfavorable or uncertain economic and market conditions can be caused by declines in economic growth, business activity, or investor or business confidence, limitations on the availability or increases in the cost of credit and capital, increases in inflation or interest rates, natural disasters, terrorist attacks, acts of war, or a combination of these or other factors. A worsening of business and economic conditions generally or specifically in the principal markets in which the Company conducts business could have adverse effects, including the following:

•	a decrease in deposit balances or the demand for loans and other products and services the Company offers;

•
an increase in the number of borrowers who become delinquent, file for protection under bankruptcy laws or default on their loans or other obligations to the Company, which could lead to higher levels of nonperforming assets, net charge-offs and provisions for credit losses;

•	a decrease in the value of loans and other assets secured by real estate;

•	a decrease in net interest income from the Company’s lending and deposit gathering activities;

•	an impairment of certain intangible assets such as goodwill; and

•	an increase in competition resulting from the increasing consolidation of financial services companies.
In the U.S. financial services industry, the commercial soundness of financial institutions is closely interrelated as a result of credit, trading, clearing or other relationships between the institutions. As a result, concerns about, or a default or threatened default by, one institution could lead to significant market-wide liquidity and credit problems, losses or defaults by other institutions. This is sometimes referred to as “systemic risk” and may adversely affect financial intermediaries, such as clearing agencies, clearing houses, banks, securities firms, and exchanges, with which the Company interacts on a daily basis, and therefore could adversely affect the Company.
It is possible that the business environment in the U.S. will continue to experience volatility for the foreseeable future. There can be no assurance that these conditions will improve in the near term or that conditions will not worsen. Such conditions could adversely affect the Company’s business, results of operations, and financial condition.
The Company is highly dependent on real estate and events that negatively impact the real estate market will hurt the Company’s business and earnings.
The Company is located in areas in which economic growth is largely dependent on the real estate market, and a majority of the Company’s loan portfolio is secured by or otherwise dependent on real estate. A decline in real estate activity, even if less severe than occurred in 2009 and 2008, would likely cause a decline in asset and deposit growth and negatively impact the Company’s earnings and financial condition.

The Company’s high concentration of CRE, construction and land development, and commercial and industrial loans expose us to increased lending risks.
CRE, construction and land development, and commercial and industrial loans, comprised approximately 96% of our total loan portfolio as of December 31, 2015, exposes the Company to a greater risk of loss than residential real estate and consumer loans, which comprise a much smaller percentage of the total loan portfolio at December 31, 2015. CRE, land development, and commercial and industrial loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to residential loans. Consequently, an adverse development with respect to one commercial loan or one credit relationship exposes us to a significantly greater risk of loss compared to an adverse development with respect to one residential mortgage loan. Much of the growth in the Company's commercial and industrial loan portfolio in recent years is attributable to specialty business lines, such as mortgage warehouse and municipal/non-profit lending, that present unique risks and involve specialized underwriting and management. Likewise, with the Company's recent acquisition of Bridge and related initiatives, the Company now has commercial and industrial credit exposure in niche business sectors that are new to the Company, such as technology and life sciences.
Although its proportion has declined in recent years, real estate construction, acquisition, and development lending continues to represent a significant percentage of the Company's total loan portfolio, and involves certain risks that are not present in other types of loans, including project and market risks. Project risks include cost overruns, borrower credit risk, project completion risk, general contractor credit risk, and environmental and other hazard risks. Market risks include affordability, which means the risk that borrowers cannot obtain affordable financing, product design risk, and risks posed by competing projects. Real estate construction, acquisition, and development loans also involve the disbursement of substantial funds with repayment dependent, in part, on the success of the ultimate project and the ability of the borrower to sell or lease the property, rather than the ability of the borrower or guarantor to repay principal and interest. If the Company's appraisal of the value of the completed project proves to be overstated or market values or rental rates decline, the Company may have inadequate security for the repayment of the loan upon completion of construction of the project.
The Company’s allowance for loan losses may be insufficient, which could require the Company to raise additional capital or otherwise adversely affect the Company’s financial condition and results of operations.
Credit losses are inherent in the business of making loans. We make various assumptions and judgments about the collectability of the Company’s consolidated loan portfolio and maintain an allowance for estimated credit losses based on a number of factors, including the size of the portfolio, asset classifications, economic trends, industry experience and trends, industry and geographic concentrations, estimated collateral values, management’s assessment of the credit risk inherent in the portfolio, historical loan loss experience, and loan underwriting policies. In addition, the Company evaluates all loans identified as problem loans and augments the allowance based upon its estimation of the potential loss associated with those problem loans. Additions to the allowance for credit losses recorded through the Company’s provision for credit losses decreases the Company’s net income. If such assumptions and judgments are incorrect, the Company’s actual credit losses may exceed the Company’s allowance for credit losses.
At December 31, 2015, the Company's allowance for credit losses was $119.1 million. Deterioration in the real estate market and/or general economic conditions could affect the ability of the Company’s loan customers to service their debt, which could result in additional loan provisions and increases in the Company’s allowance for credit losses. In addition, the Company may be required to record additional loan provisions or increase the Company’s allowance for credit losses based on new information regarding existing loans, input from regulators in connection with their review of the Company’s allowance, changes in regulatory guidance, regulations or accounting standards, identification of additional problem loans, and other factors, both within and outside of the Company’s management’s control. Moreover, because future events are uncertain and because the Company may not successfully identify all deteriorating loans in a timely manner, there may be loans that deteriorate in an accelerated time frame.
Any increases in the provision or allowance for credit losses will result in a decrease in the Company’s net income and, potentially, capital, and may have a material adverse effect on the Company’s financial condition and results of operations. If actual credit losses materially exceed the Company’s allowance for credit losses, the Company may be required to raise additional capital, which may not be available to the Company on acceptable terms or at all. The Company’s inability to raise additional capital on acceptable terms when needed could materially and adversely affect the Company’s financial condition, results of operations, and capital.
Because of the geographic concentration of the Company’s assets, changes in local economic conditions could adversely affect the Company’s business and results of operations.
The Company’s business is primarily concentrated in selected markets in Arizona, California, and Nevada. As a result of this geographic concentration, the Company’s financial condition and results of operations depend largely upon economic conditions in these market areas. Deterioration in economic conditions in these markets could result in one or more of the following: an increase in loan delinquencies and charge-offs; an increase in problem assets and foreclosures; a decrease in the demand for the Company’s products and services; or a decrease in the value of collateral for loans, especially real estate.
The Company’s financial instruments expose the Company to certain market risks and may increase the volatility of AOCI.
The Company holds certain financial instruments measured at fair value. For those financial instruments measured at fair value, the Company is required to recognize the changes in the fair value of such instruments in AOCI each quarter. Therefore, any increases or decreases in the fair value of these financial instruments have a corresponding impact on reported AOCI. Fair value can be affected by a variety of factors, many of which are beyond the Company’s control, including the Company’s credit position, interest rate volatility, capital markets volatility, and other economic factors. Accordingly, the Company’s earnings are subject to mark-to-market risk and the application of fair value accounting may cause the Company’s AOCI to be more volatile than would be suggested by the Company’s underlying performance.
If the Company loses a significant portion of its core deposits or its cost of funding deposits increases significantly, the Company's liquidity and/or profitability would be adversely impacted.
The Company’s profitability depends in part on successfully attracting and retaining a stable base of relatively low-cost deposits. The competition for these deposits in the Company's markets is strong and customers may demand higher interest rates on their deposits or seek other investments offering higher rates of return. The Company is a member of the Promontory Interfinancial Network, and offers its reciprocal deposit products, such as CDARS and ICS, to customers seeking federal insurance for deposit amounts that exceed the applicable deposit insurance limit at a single institution. The Company also from time to time offers other credit enhancements to depositors, such as FHLB letters of credit and, for certain deposits of public monies, pledges of collateral in the form of readily marketable securities. Any event or circumstance that interferes with or limits the Company's ability to offer these products to customers that require greater security for their deposits, such as a significant regulatory enforcement action or a significant decline in capital levels at the Company's bank subsidiary, could negatively impact the Company's ability to attract and retain deposits. For further discussion of CDARS and ICS, see "Note 8. Deposits" to the Consolidated Financial Statements included in this Form 10-K. If the Company were to lose a significant portion of its low-cost deposits, the Company would be required to borrow from other sources at higher rates and the Company's liquidity and profitability would be adversely impacted.
From time to time, the Company has been dependent on borrowings from the FHLB and the FRB, and there can be no assurance these programs will be available as needed.
As of December 31, 2015, the Company has borrowings from the FHLB of San Francisco of $150.0 million and no borrowings from the FRB. In the past, the Company has been reliant on borrowings from the FHLB of San Francisco and the FRB to satisfy its short-term liquidity needs. The Company’s borrowing capacity is generally dependent on the value of its collateral pledged to these entities. These lenders could reduce the Company’s borrowing capacity or eliminate certain types of collateral and could otherwise modify or even terminate their loan programs. Any change or termination could have an adverse effect on the Company’s liquidity and profitability.
The business may be adversely affected by computer, internet, and telecommunications fraud.
The Company is inherently exposed to operational risk caused by the use of computer, internet, and telecommunications systems. These risks may manifest themselves in the form of theft and other fraudulent activity by employees, customers, other outside entities targeting the Company and/or the Company’s customers that use the Company’s internet banking, electronic banking, or some other form of the Company’s telecommunications systems. Such activity may take many forms, including check fraud, electronic fraud, wire fraud, phishing, and other dishonest acts. In recent periods, there has been a rise in electronic theft and fraudulent activity within the financial services industry, especially in the commercial banking sector, due in part to cyber criminals targeting commercial bank accounts. Consistent with industry trends, the Company has also experienced an increase in attempted electronic fraudulent activity in recent periods.
Although the Company devotes substantial resources to maintaining secure systems and to preventing such incidents, given the increasing sophistication of possible perpetrators, and the growing use of electronic, internet-based, and networked systems to conduct business directly or indirectly with the Company’s clients, fraud losses may occur regardless of the preventative and detection systems in place or if those systems fail or prove to be inadequate.

A failure in or breach of the Company’s operational or security systems or infrastructure, or those of the Company’s third party vendors and other service providers, including as a result of cyber-attacks, could disrupt the Company’s businesses, result in the disclosure or misuse of confidential or proprietary information, damage the Company’s reputation, increase the Company’s costs, and cause losses.
The Company’s operations rely on the secure processing, storage, and transmission of confidential and other information. Although the Company takes numerous protective measures to maintain the confidentiality, integrity, and availability of the Company’s and its clients’ information across all geographic and product lines, and endeavor to modify these protective measures as circumstances warrant, the nature of the threats continues to evolve. As a result, the Company’s computer systems, software, and networks and those of the Company’s customers and third party vendors may be vulnerable to unauthorized access, loss, or destruction of data (including confidential client information), account takeovers, unavailability of service, computer viruses, or other malicious code, cyber-attacks and other events that could have an adverse security impact and result in significant losses to the Company and/or the its customers. These threats may originate externally from third parties, including foreign governments, organized criminal groups, and other hackers, and outsourced or infrastructure-support providers and application developers, or the threats may originate from within the Company’s organization.
We also face the risk of operational disruption, failure, termination, or capacity constraints of any of the third parties that facilitate the Company’s business activities, including vendors, exchanges, clearing agents, clearing houses, or other financial intermediaries. Such parties could also be the source or cause of an attack on, or breach of, the Company’s operational systems, data or infrastructure. In addition, the Company may be at risk of an operational failure with respect to its clients’ systems. The Company’s risk and exposure to these matters remains heightened because of, among other things, the evolving nature of these threats, the outsourcing of some of the Company’s business operations, and the continued uncertain global economic environment. As cyber threats continue to evolve, the Company may be required to expend significant additional resources to continue to modify or enhance its protective measures or to investigate and remediate any information security vulnerabilities.
The Company maintains insurance policies that it believes provide reasonable coverage at a manageable expense for an institution of the Company’s size and scope with similar technological systems. However, the Company cannot assure that these policies will afford coverage for all possible losses or would be sufficient to cover all financial losses, damages, penalties, including lost revenues, should the Company experience any one or more of the its or a third party’s systems failing or experiencing an attack.
The Company relies on other companies to provide key components of its business infrastructure.
The Company relies on third parties to provide key components for its business operations, such as data processing and storage, recording and monitoring transactions, online banking interfaces and services, internet connections, and network access. While the Company selects these third-party vendors carefully, it does not control their actions. Any problems caused by these third parties, including those resulting from breakdowns or other disruptions in communication services provided by a vendor, failure of a vendor to handle current or higher volumes, cyber-attacks and security breaches at a vendor, failure of a vendor to provide services for any reason, or poor performance of services by a vendor, could adversely affect the Company’s ability to deliver products and services to its customers and otherwise conduct its business. Financial or operational difficulties of a third-party vendor could also hurt the Company’s operations if those difficulties interfere with the vendor's ability to serve the Company. Replacing these third party vendors also could create significant delays and expense that adversely affect the Company’s business and performance.
A change in the Company’s creditworthiness could increase the Company’s cost of funding or adversely affect its liquidity.
Market participants regularly evaluate the Company’s creditworthiness and the creditworthiness of the Company’s long-term debt based on a number of factors, some of which are not entirely within the Company’s control, including the Company’s financial strength and the financial services industry generally. There can be no assurance that the Company's perceived creditworthiness will remain the same. Changes could adversely affect the cost and other terms upon which the Company is able to obtain funding and its access to the capital markets, and could increase the Company’s cost of capital. Likewise, any loss of or decline in the credit rating assigned to WAB could impair its ability to attract deposits or to obtain other funding sources, or increase its cost of funding.

The Company may not be able to successfully implement its planned system conversion or otherwise keep pace with its growth by improving its controls and processes, and its reporting systems and procedures, which could cause it to experience compliance and operational problems or lose customers, or incur additional expenditures beyond current projections, any one of which could adversely affect the Company’s financial results.
The Company is planning a system conversion for the core banking platform during 2016 with the goal of becoming more efficient and providing better products and services to its customers, thereby strengthening its controls and processes and improving overall results. Successfully implementing this conversion and achieving these goals will require communicating these changes to the Company’s customers in a positive fashion, and integrating the Company’s systems and operating procedures. Moreover, in general, the Company’s future success will depend on the ability of officers and other key employees to continue to implement and improve operational, credit, financial, management and other internal risk controls and processes, and improve reporting systems and procedures, while at the same time maintaining and growing existing businesses and client relationships. The Company may not successfully implement such changes or improvements in an efficient or timely manner, or it may discover deficiencies in its existing systems and controls that adversely affect the Company’s ability to grow its existing businesses and client relationships and could require the Company to incur additional expenditures to expand its administrative and operational infrastructure. If the Company is unable to successfully implement the core banking system conversion or to improve its controls, processes, and reporting systems and procedures, the Company may lose customers, experience compliance and operational problems or incur additional expenditures beyond current projections, any one of which could adversely affect the Company’s financial results.
The Company’s expansion strategy may not prove to be successful and our market value and profitability may suffer.
The Company continually evaluates expansion through acquisitions of banks and other financial businesses, the organization of new banks and the expansion of our existing banks through establishment of new branches. In 2015, we completed the largest bank acquisition in our history, Bridge Capital Holdings. This acquisition was, and any future acquisitions will be, accompanied by the risks commonly encountered in such transactions. These risks include, among other things:

•	difficulty of integrating the operations and personnel;

•	potential disruption of the Company’s ongoing business;

•	failure to retain key personnel at the acquired business;

•
inability of the Company’s management to maximize its financial and strategic position by the successful implementation of uniform product offerings and the incorporation of uniform technology into the Company’s product offerings and control systems; and

•	failure to realize any expected revenue increases, cost savings, and other projected benefits from an acquisition.
The economic crisis in 2008 also highlighted risks that are unique to acquisitions of financial institutions and banks and that are difficult to assess, including the risk that the acquired institution has troubled, illiquid, or bad assets or an unstable base of deposits or assets under management.
The Company expects that competition for suitable acquisition candidates may be significant. We may compete with other banks or financial service companies with similar acquisition strategies, many of which are larger and have greater financial and other resources. The Company cannot assure that we will be able to successfully identify and acquire suitable acquisition targets on acceptable terms and conditions, or that it will be able to obtain the regulatory approvals needed to complete the transaction.
In addition to the acquisition of existing financial institutions, the Company may consider the organization of new banks in new market areas. Although we do not have any current plans to do so, the organization of a new bank carries with it numerous risks, including the following:

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
The Company cannot provide any assurance that it will be successful in overcoming these risks or any other problems encountered in connection with acquisitions or the organization of new banks. Potential regulatory enforcement actions, like a MOU, also may adversely affect our ability to engage in certain expansionary activities. The Company’s inability to provide resources necessary to meet the requirements of any regulatory action or otherwise to overcome these risks could have an adverse effect on the achievement of our business strategy and maintenance of our market value.
The Company’s future success depends on its ability to compete effectively in a highly competitive market.
The Company faces substantial competition in all phases of its operations from a variety of different competitors. The Company’s competitors, including large commercial banks, community banks, thrift institutions, mutual savings banks, credit unions, finance companies, insurance companies, securities dealers, brokers, mortgage bankers, investment advisors, money market mutual funds, and other financial institutions, compete with lending and deposit-gathering services offered by the Company. Increased competition in the Company’s markets may result in reduced loans and deposits or less favorable pricing.
There is competition for financial services in the markets in which the Company conduct its businesses, including from many local commercial banks as well as numerous national and regionally based commercial banks. In particular, the Company has experienced intense price and terms competition in some of the lending lines of business in recent years. Many of these competing institutions have much greater financial and marketing resources than the Company has. Due to their size, larger competitors can achieve economies of scale and may offer a broader range of products and services or more attractive pricing than the Company. Some of the financial services organizations with which the Company competes are not subject to the same degree of regulation as is imposed on bank holding companies and federally insured depository institutions. As a result, these non-bank competitors have certain advantages over the Company in accessing funding and in providing various services.
The banking business in the Company’s primary market areas is very competitive, and the level of competition facing the Company may increase further, which may limit its asset growth and financial results. If the Company is unable to compete effectively, its business and results of operations may be adversely affected.
The Company’s success is dependent upon its ability to recruit and retain qualified employees, especially seasoned relationship bankers.
The Company’s business plan includes and is dependent upon hiring and retaining highly qualified and motivated executives and employees at every level. In particular, the Company’s relative success to date has been partly the result of its management’s ability to identify and retain highly qualified employees with expertise in certain specialty areas or that have long-standing relationships in their communities. These professionals bring with them valuable customer relationships and have been an integral part of the Company’s ability to attract deposits and to expand its market share. From time to time, the Company recruits or utilizes the services of employees who are subject to restrictions on their ability to use confidential information of a prior employer, to freely compete with that employer, or to solicit customers of that employer. If the Company is unable to hire or retain qualified employees, or if new employees are subject to these types of restrictions, it may not be able to successfully execute its business strategy. If the Company or its employee is found to have violated any non-solicitation or other restrictions applicable to the Company or tits employee, the Company or its employee could become subject to litigation or other proceedings.
The Company could be harmed if it loses the services of key members of its senior management team.
The Company believes that its success to date has been substantially dependent on its senior management team, including, but not limited to, Robert Sarver, Chairman and CEO; Dale Gibbons, CFO; Robert R. McAuslan, CCO; John Guedry, Executive Vice President-Southern Nevada Administration; James Lundy, Executive Vice President-Arizona Administration; Daniel Myers, Executive Vice President-Northern California Administration; and Gerald Cady, Executive Vice President-Southern California Administration. The Company also believes that its prospects for success in the future are dependent on retaining its senior management team. In addition to their skills and experience as bankers, these persons provide the Company with extensive community ties upon which the Company’s competitive strategy is based. The Company’s ability to retain these persons may be hindered by the fact that it has not entered into employment agreements with any of them. The loss of the services of any of these persons, particularly Mr. Sarver, could have an adverse effect on the Company’s business if the Company cannot replace them with equally qualified persons who are also familiar with its market areas.

Mr. Sarver’s involvement in outside business interests requires substantial time and attention and may adversely affect the Company’s ability to achieve its strategic plan.
Mr. Sarver joined the Company in December 2002 and is an integral part of the Company’s business. He has substantial business interests that are unrelated to the Company, including his position as managing partner of the Phoenix Suns National Basketball Association franchise and his recent purchase of a Spanish soccer team, RCD Mallorca Football Club. Mr. Sarver’s other business interests demand significant time commitments, the intensity of which may vary throughout the year. Mr. Sarver’s other commitments may reduce the amount of time he has available to devote to the Company’s business. The Company believes that Mr. Sarver spends the substantial majority of his business time on matters related to the Company. However, a significant reduction in the amount of time Mr. Sarver devotes to the Company’s business may adversely affect its ability to achieve the Company’s strategic plan.
The Company's risk management practices may prove to be inadequate or not fully effective.
The Company's risk management framework seeks to mitigate risk and appropriately balance risk and return. The Company has established policies and procedures intended to identify, monitor, and manage the types of risk to which it is subject, including credit risk, market risk, liquidity risk, operational risk, and reputational risk. A Board level risk committee approves and reviews the Company's risk management policies and oversees operation of our risk management framework. Although the Company has devoted significant resources to developing its risk management policies and procedures and expect to continue to do so in the future, these policies and procedures, as well as the Company's risk management techniques, may not be fully effective. In addition, as regulations and markets in which the Company operates continue to evolve, the Company's risk management framework may not always keep sufficient pace with those changes. If the Company's risk management framework does not effectively identify or mitigate its risks, the Company could suffer unexpected losses and could be materially adversely affected. Management of our risks in some cases depends upon the use of analytical and/or forecasting models. If the models we use to mitigate these risks are inadequate, we may incur increased losses. In addition, there may be risks that exist, or that develop in the future, that we have not appropriately anticipated, identified, or mitigated.
The Company's internal controls and procedures may fail or be circumvented and the accuracy of the Company's judgments and estimates about financial and accounting matters may impact operating results and financial condition.
The Company's management regularly reviews and updates its internal control over financial reporting, disclosure controls and procedures, and corporate governance policies and procedures. Any system of controls and procedures, however well designed and operated, is based in part on certain assumptions and can provide only reasonable, not absolute, assurances that the objectives of the system are met.  Any failure or circumvention of the Company's controls and procedures or failure to comply with regulations related to controls and procedures could result in materially inaccurate reported financial statements and/or have a material adverse effect on our business, results of operations, and financial condition. Similarly, the Company's management makes certain estimates and judgments in preparing the Company's financial statements.  The quality and accuracy of those estimates and judgments will impact the Company's operating results and financial condition.
There are substantial risks and uncertainties associated with the introduction or expansion of lines of business or new products and services within existing lines of business.
From time to time, the Company may implement new lines of business or offer new products and services within existing lines of business. There are substantial risks and uncertainties associated with these efforts, particularly in instances where the markets are not fully developed. In developing and marketing new lines of business and/or new products and services, the Company may invest significant time and resources. Initial timetables for the introduction and development of new lines of business and/or new products or services may not be achieved and price and profitability targets may not prove attainable. External factors, such as compliance with regulations, competitive alternatives, and shifting market preferences, may also impact the successful implementation of a new line of business or a new product or service. Furthermore, any new line of business and/or new product or service could have a significant impact on the effectiveness of the Company’s system of internal controls. Failure to successfully manage these risks in the development and implementation of new lines of business or new products or services could have a material adverse effect on the Company’s business, results of operations, and financial condition.
If the Company is unable to understand and adapt to technological change, the Company’s business could be adversely affected.
The financial services industry is continually undergoing rapid technological change with frequent introductions of new technology driven products and services. The effective use of technology can increase efficiency and enable financial institutions to better serve customers and to reduce costs. However, some new technologies needed to compete effectively result in incremental operating costs. The Company’s future success depends, in part, upon its ability to address the needs of its customers by using technology to provide products and services that will satisfy customer demands, as well as to create additional efficiencies in operations. Many of the Company’s competitors, because of their larger size and available capital, have substantially greater resources to invest in technological improvements. The Company may not be able to effectively implement new technology-driven products and services or be successful in marketing these products and services to its customers. Failure to successfully keep pace with technological change affecting the financial services industry could have a material adverse impact on the Company’s business and, in turn, its financial condition and results of operations.
The markets in which the Company operates are subject to the risk of earthquakes and other natural disasters.
The Company's recent acquisition of Bridge Capital Holdings substantially increased the Company's presence in the State of California, and many of the real and personal properties securing the Company's loans are located in California. California is experiencing a record drought and is prone to earthquakes, brush fires, flooding, and other natural disasters. In addition to possibly sustaining damage to our own properties, if there is a major earthquake, flood, or other natural disaster in California or any of our other markets, the Company faces the risk that many of its borrowers may experience uninsured property losses, or sustained job interruption and/or loss which may materially impair their ability to meet the terms of their loan obligations. Therefore, the continuing drought in California, or an earthquake, flood, pandemic, or other natural disaster or catastrophic event, or a combination of these or other factors, in any of the Company's markets could have a material adverse effect on the Company's business, financial condition, results of operations, and cash flows.
Risks Related to the Banking Industry
The Company operates in a highly regulated environment and the laws and regulations that govern the Company’s operations, corporate governance, executive compensation, and accounting principles, or changes in them, or the Company’s failure to comply with them, may adversely affect the Company.
The Company is subject to extensive regulation, supervision, and legislation that govern almost all aspects of its operations. Intended to protect customers, depositors, and the DIF, these laws and regulations, among other matters, prescribe minimum capital requirements, impose limitations on the business activities in which the Company can engage, limit the dividends or distributions that WAB can pay to the Company or that the Company can pay to its stockholders, restrict the ability of affiliates to guarantee the Company’s debt, impose certain specific accounting requirements on the Company that may be more restrictive and may result in greater or earlier charges to earnings or reductions in the Company’s capital than GAAP, among other things. Compliance with laws and regulations can be difficult and costly, and changes to laws and regulations often impose significant additional compliance costs. Further, an alleged failure by the Company to comply with these laws and regulations, even if the Company acted in good faith or the alleged failure reflects a difference in interpretation, could subject the Company to additional restrictions on its business activities (including mergers, acquisitions, and new branches), fines and other penalties, any of which could adversely affect the Company’s results of operations, capital base, and the price of the Company’s securities. In addition, during 2014, WAB and the Company each increased their respective total consolidated assets above $10 billion, and both became subject to regulations and oversight not applicable before that time. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Supervision and Regulation” included in this Form 10-K for a more detailed summary of the regulations and supervision to which the Company are subject.
Since the recent financial crisis, financial institutions generally have been subjected to increased scrutiny from regulatory authorities. Recent changes to the legal and regulatory framework governing the Company’s operations, including the passage and continued implementation of the Dodd-Frank Act, have drastically revised the laws and regulations under which the Company operate. These changes may result in increased costs of doing business, decreased revenues and net income, and may reduce the Company’s ability to effectively compete in attracting and retaining customers. In general, bank regulators have increased their focus on risk management and consumer compliance, and the Company expects this focus to continue. Additional compliance requirements are likely and can be costly to implement, may require additional compliance personnel and may limit the Company’s ability to offer competitive products to its customers.
The Company is also subject to changes in federal and state law, as well as regulations and governmental policies, income tax laws, and accounting principles. Regulations affecting banks and other financial institutions are undergoing continuous review and frequently change, and the ultimate effect of such changes cannot be predicted. Recent areas of legislative focus include housing finance reform, flood insurance, and cyber security. Regulations and laws may be modified at any time, and new legislation may be enacted that will affect the Company, WAB and the Company’s other subsidiaries. Any changes in any federal and state law, as well as regulations and governmental policies, income tax laws, and accounting principles, could affect the Company in substantial and unpredictable ways, including ways that may adversely affect the Company’s business, financial condition or results of operations. Failure to appropriately comply with any such laws, regulations or principles could result in sanctions by regulatory agencies, civil money penalties or damage to the Company’s reputation, all of which could adversely affect its business, financial condition, or results of operations.

State and federal banking agencies periodically conduct examinations of the Company’s business, including for compliance with laws and regulations, and the Company’s failure to comply with any supervisory actions to which the Company is or becomes subject as a result of such examinations may adversely affect the Company.
State and federal banking agencies periodically conduct examinations of the Company’s business, including for compliance with laws and regulations. If, as a result of an examination, an agency were to determine that the financial condition, capital resources, asset quality, earnings prospects, management, liquidity, or other aspects of any of the Company’s operations had become unsatisfactory, or that any of the Company’s banks or their management was in violation of any law or regulation, federal banking agencies may take a number of different remedial or enforcement actions it deems appropriate to remedy such a deficiency. These actions include the power to enjoin “unsafe or unsound” practices, to require affirmative actions to correct any conditions resulting from any violation or practice, to issue an administrative order that can be judicially enforced, to direct an increase in the bank’s capital, to restrict the bank’s growth, to assess civil monetary penalties against the bank’s officers or directors, to remove officers and directors and, if the FDIC concludes that such conditions cannot be corrected or there is an imminent risk of loss to depositors, to terminate the bank’s deposit insurance. Under Arizona law, the state banking supervisory authority has many of the same enforcement powers with respect to its state-chartered banks. Finally, the CFPB has the authority to examine the Company and has authority to take enforcement actions, including the issuance of cease-and-desist orders or civil monetary penalties against the Company if it finds that the Company offers consumer financial products and services in violation of federal consumer financial protection laws or in an unfair, deceptive, or abusive manner.
If the Company were unable to comply with regulatory directives in the future, or if the Company were unable to comply with the terms of any future supervisory requirements to which the Company may become subject, then it could become subject to a variety of supervisory actions and orders, including cease and desist orders, prompt corrective actions, MOUs, and/or other regulatory enforcement actions. If the Company’s regulators were to take such supervisory actions, then the Company could, among other things, become subject to greater restrictions on its ability to develop any new business, as well as restrictions on its existing business, and the Company could be required to raise additional capital, dispose of certain assets and liabilities within a prescribed period of time, or both. Failure to implement the measures in the time frames provided, or at all, could result in additional orders or penalties from federal and state regulators, which could result in one or more of the remedial actions described above. In the event WAB was ultimately unable to comply with the terms of a regulatory enforcement action, it could ultimately fail and be placed into receivership by the chartering agency. The terms of any such supervisory action and the consequences associated with any failure to comply therewith could have a material negative effect on the Company’s business, operating flexibility, and financial condition.
Changes in interest rates and increased rate competition could adversely affect the Company’s profitability, business and prospects.
Most of the Company’s assets and liabilities are monetary in nature, which subjects the Company to significant risks from changes in interest rates and can impact the Company’s net income and the valuation of its assets and liabilities. Increases or decreases in prevailing interest rates could have an adverse effect on the Company’s business, asset quality, and prospects. The Company’s operating income and net income depend to a great extent on its net interest margin. Net interest margin is the difference between the interest yields the Company receives on loans, securities, and other earning assets and the interest rates the Company pay on interest bearing deposits, borrowings, and other liabilities. These rates are highly sensitive to many factors beyond the Company’s control, including competition, general economic conditions, and monetary and fiscal policies of various governmental and regulatory authorities, including the FRB. If the rate of interest the Company pay on its interest bearing deposits, borrowings, and other liabilities increases more than the rate of interest the Company receive on loans, securities, and other earning assets increases, the Company’s net interest income, and therefore its earnings, would be adversely affected. The Company’s earnings also could be adversely affected if the rates on the Company’s loans and other investments fall more quickly than those on its deposits and other liabilities. The Company has recently experienced increased competition for loans on the basis of interest rates.
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
Interest rates also affect how much money the Company can lend. When interest rates rise, the cost of borrowing increases. Accordingly, changes in market interest rates could materially and adversely affect the Company’s net interest spread, asset quality, loan origination volume, business, financial condition, results of operations, and cash flows.

The Company is exposed to risk of environmental liabilities with respect to properties to which the Company obtains title.
Approximately 53% of the Company’s loan portfolio at December 31, 2015 was secured by real estate. In the course of the Company’s business, the Company may foreclose on and take title to real estate, and could be subject to environmental liabilities with respect to these properties. The Company may be held liable to a governmental entity or to third parties for property damage, personal injury, investigation, and clean-up costs incurred by these parties in connection with environmental contamination, or may be required to investigate or clean up hazardous or toxic substances, or chemical releases at a property. The costs associated with investigation or remediation activities could be substantial. In addition, if the Company is the owner or former owner of a contaminated site, the Company may be subject to common law claims by third parties based on damages and costs resulting from environmental contamination emanating from the property. These costs and claims could be substantial and adversely affect the Company’s business and prospects.
Risks Related to our Common Stock
The price of the Company’s common stock has increased substantially in the past several years and may fluctuate significantly in the future, which may make it difficult for you to resell shares of common stock owned by you at times or at prices you find attractive.
The price of the Company’s common stock on New York Stock Exchange constantly changes, and has increased substantially over the past four years. The Company expects that the market price of its common stock will continue to fluctuate and there can be no assurances about the market prices for its common stock.
The Company’s stock price may fluctuate as a result of a variety of factors, many of which are beyond the Company’s control. These factors include:

•	sales of the Company’s equity securities;

•	the Company’s financial condition, performance, creditworthiness, and prospects;

•	quarterly variations in the Company’s operating results or the quality of its assets;

•	operating results that vary from the expectations of management, securities analysts, and investors;

•	changes in expectations as to the Company’s future financial performance;

•	announcements of strategic developments, acquisitions, and other material events by the Company or its competitors;

•	the operating and securities price performance of other companies that investors believe are comparable to the Company;

•	the credit, mortgage, and housing markets, the markets for securities relating to mortgages or housing, and developments with respect to financial institutions generally;

•
changes in global financial markets and global economies and general market conditions, such as interest or foreign exchange rates, stock, commodity or real estate valuations or volatility and other geopolitical, regulatory or judicial events; and

•	the Company’s past and future dividend practices.
There may be future sales or other dilution of the Company’s equity, which may adversely affect the market price of the Company’s common stock.
The Company is not restricted from issuing additional common stock, including any securities that are convertible into or exchangeable for, or that represent the right to receive, common stock. The Company also grants a significant number of shares of common stock to employees and directors under the Company’s Incentive Plan each year. The issuance of any additional shares of the Company’s common stock or preferred stock or securities convertible into, exchangeable for or that represent the right to receive common stock, or the exercise of such securities could be substantially dilutive to stockholders of the Company’s common stock. Holders of the Company’s common stock have no preemptive rights that entitle such holders to purchase their pro rata share of any offering of shares of any class or series. Because the Company’s decision to issue securities in any future offering will depend on market conditions, its acquisition activity and other factors, the Company cannot predict or estimate the amount, timing, or nature of its future offerings. Thus, the Company’s stockholders bear the risk of the Company’s future offerings reducing the market price of the Company’s common stock and diluting their stock holdings in the Company.

Offerings of debt, which would be senior to the Company’s common stock upon liquidation, and/or preferred equity securities which may be senior to the Company’s common stock for purposes of dividend distributions or upon liquidation, may adversely affect the market price of the Company’s common stock.
The Company may from time to time issue debt securities, borrow money through other means, or issue preferred stock. From time to time the Company borrows money from the FRB, the FHLB, other financial institutions, and other lenders. In June 2015, WAB issued $150,000,000 aggregate principal amount of 5.00% Fixed-to-Floating Rate Subordinated Notes due July 15, 2025. All of these securities or borrowings have priority over the common stock in a liquidation, which could affect the market price of the Company’s stock.
The Company’s BOD is authorized to issue one or more classes or series of preferred stock from time to time without any action on the part of the stockholders. The Company’s BOD also has the power, without stockholder approval, to set the terms of any such classes or series of preferred stock that may be issued, including voting rights, dividend rights, and preferences over the Company’s common stock with respect to dividends or upon the Company’s dissolution, winding-up, and liquidation and other terms. If the Company issues preferred stock in the future that has a preference over its common stock, with respect to the payment of dividends or upon the Company’s liquidation, dissolution, or winding up, or if the Company issues preferred stock with voting rights that dilute the voting power of its common stock, the rights of holders of its common stock, the market price of its common stock could be adversely affected.
Anti-takeover provisions could negatively impact the Company’s stockholders.
Provisions of Delaware law and provisions of the Company’s Certificate of Incorporation, as amended, and its Amended and Restated Bylaws could make it more difficult for a third party to acquire control of the Company or have the effect of discouraging a third party from attempting to acquire control of the Company. Additionally, the Company’s Certificate of Incorporation, as amended, authorizes the Company’s BOD to issue additional series of preferred stock and such preferred stock could be issued as a defensive measure in response to a takeover proposal. These provisions could make it more difficult for a third party to acquire the Company even if an acquisition might be in the best interest of the Company’s stockholders.

Item 1B.	Unresolved Staff Comments
None.

Item 2.	Properties
At December 31, 2015, the Company and WAB are headquartered at One E. Washington Street in Phoenix, Arizona. WAB operates 40 domestic branch locations, 18 of which are owned and 22 are leased, and 7 loan production offices. In addition, WAB owns and occupies a 36,000 square foot operations facility in Las Vegas, Nevada, and has seven executive and administrative facilities, two of which are owned. See "Item 1. Business” for location cities. For information regarding rental payments, see "Note 5. Premises and Equipment" of the Consolidated Financial Statements included in this Form 10-K.
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
Market Information
The Company’s common stock began trading on the New York Stock Exchange under the symbol “WAL” on June 30, 2005. The Company has filed, without qualifications, its 2015 Domestic Company Section 303A CEO Certification regarding its compliance with the NYSE’s corporate governance listing standards. The following table presents the high and low sales prices of the Company’s common stock for each quarterly period for the last two years as reported by The NASDAQ Global Select Market:

	2015 Quarters				2014 Quarters
	Fourth	Third	Second	First	Fourth	Third	Second	First
Range of stock prices:
High	$39.11	$35.17	$34.95	$30.41	$28.31	$25.21	$25.75	$25.72
Low	29.12	28.42	28.91	24.52	21.43	22.01	20.76	20.56
Holders
At December 31, 2015, there were approximately 1,439 stockholders of record. This number does not include stockholders who hold shares in the name of brokerage firms or other financial institutions. The Company is not provided the exact number of or identities of these stockholders. There are no other classes of common equity outstanding.
Dividends
WAL is a legal entity separate and distinct from WAB and LVSP. As a holding company with limited significant assets other than the capital stock of our subsidiaries, WAL's ability to pay dividends depends primarily upon the receipt of dividends or other capital distributions from our subsidiaries. Our subsidiaries’ ability to pay dividends to WAL is subject to, among other things, their individual earnings, financial condition, and need for funds, as well as federal and state governmental policies and regulations applicable to WAL and each of those subsidiaries, which limit the amount that may be paid as dividends without prior approval. See the additional discussion in the “Supervision and Regulation” section of this report for information regarding restrictions on the ability to pay cash dividends. In addition, the terms and conditions of other securities we issue may restrict our ability to pay dividends to holders of our common stock. For example, if any required payments on outstanding trust preferred securities are not made, WAL would be prohibited from paying cash dividends on our common stock. WAL has never paid a cash dividend on its common stock and does not anticipate paying any cash dividends in the foreseeable future.
Sale of Unregistered Securities
None.
Share Repurchases
There were no shares repurchased during 2015 or 2014.

Performance Graph
The following graph summarizes a five year comparison of the cumulative total returns for the Company’s common stock, the Standard & Poor’s 500 stock index and the KBW Regional Banking Total Return Index, each of which assumes an initial value of $100.00 on December 31, 2010 and reinvestment of dividends.

Item 6.	Selected Financial Data.
The following selected financial data have been derived from the Company’s consolidated financial condition and results of operations, as of and for the years ended December 31, 2015, 2014, 2013, 2012, and 2011, and should be read in conjunction with the Consolidated Financial Statements and the related notes included elsewhere in this report:

	Year Ended December 31,
	2015	2014	2013	2012	2011
	(in thousands, except per share data)
Results of Operations:
Interest income	$525,144	$416,379	$362,655	$318,295	$296,591
Interest expense	32,568	31,486	29,760	28,032	38,923
Net interest income	492,576	384,893	332,895	290,263	257,668
Provision for credit losses	3,200	4,726	13,220	46,844	46,188
Net interest income after provision for credit losses	489,376	380,167	319,675	243,419	211,480
Non-interest income	29,768	24,651	22,197	46,505	34,457
Non-interest expense	260,606	207,319	196,216	188,860	195,598
Income from continuing operations before provision for income taxes	258,538	197,499	145,656	101,064	50,339
Income tax expense	64,294	48,390	29,830	25,935	16,849
Income from continuing operations	194,244	149,109	115,826	75,129	33,490
Loss from discontinued operations, net of tax	—	(1,158)	(861)	(2,490)	(1,996)
Net income	$194,244	$147,951	$114,965	$72,639	$31,494
The Company adopted the amended guidance in ASU 2014-01, Accounting for Investments in Qualified Affordable Housing Projects, beginning on January 1, 2014. As a result, prior period financial information has been adjusted to conform to the amended guidance.
On June 30, 2015, the Company completed its acquisition of Bridge Capital Holdings and its wholly-owned subsidiary, Bridge Bank. As a result, Bridge’s results of operations have been included in the Company’s results beginning July 1, 2015. See "Note 2. Mergers, Acquisitions and Dispositions" for further discussion of the impact that the acquisition had on the Company's Consolidated Financial Statements.

	Year Ended December 31,
	2015	2014	2013	2012	2011
	(in thousands, except per share data)
Per Share Data:
Earnings per share available to common stockholders - basic	$2.05	$1.69	$1.33	$0.84	$0.19
Earnings per share available to common stockholders - diluted	2.03	1.67	1.31	0.83	0.19
Earnings per share from continuing operations - basic	2.05	1.70	1.34	0.87	0.21
Earnings per share from continuing operations - diluted	2.03	1.69	1.32	0.86	0.21
Book value per common share	15.44	10.49	8.20	7.15	6.02
Shares outstanding at period end	103,087	88,691	87,186	86,465	82,362
Weighted average shares outstanding - basic	94,570	86,693	85,682	82,285	80,909
Weighted average shares outstanding - diluted	95,219	87,506	86,541	82,912	81,183
Selected Balance Sheet Data:
Cash and cash equivalents	$224,640	$164,396	$305,514	$204,625	$154,995
Investment securities and other	1,984,126	1,522,546	1,659,370	1,236,648	1,490,501
Loans, net of deferred loan fees and costs	11,136,663	8,398,265	6,801,415	5,709,318	4,780,069
Allowance for credit losses	119,068	110,216	100,050	95,427	99,170
Total assets	14,275,089	10,600,498	9,307,342	7,622,442	6,844,541
Total deposits	12,030,624	8,931,043	7,838,205	6,455,177	5,658,512
Other borrowings	150,000	390,263	341,096	193,717	353,321
Qualifying debt	210,328	40,437	41,858	36,218	36,985
Total stockholders' equity	1,591,502	1,000,928	855,498	759,421	636,683
Selected Other Balance Sheet Data:
Average assets	$12,420,803	$9,891,109	$8,500,324	$7,193,425	$6,486,396
Average earning assets	11,621,977	9,270,465	7,887,584	6,685,107	5,964,056
Average stockholders' equity	1,323,952	964,131	798,497	691,004	631,361
Selected Financial and Liquidity Ratios:
Return on average assets	1.56%	1.50%	1.35%	1.01%	0.49%
Return on average tangible common equity	17.83	18.52	18.28	13.97	6.89
Net interest margin	4.51	4.42	4.39	4.49	4.37
Loan to deposit ratio	92.57	94.04	86.77	88.45	84.48
Capital Ratios:
Leverage ratio	9.8%	9.7%	9.8%	10.1%	9.8%
Tier 1 risk-based capital ratio	10.2	10.5	11.1	11.3	11.3
Total risk-based capital ratio	12.2	11.7	12.4	12.6	12.6
Average equity to average assets	10.7	9.7	9.4	9.6	9.7
Selected Asset Quality Ratios:
Non-accrual loans to gross loans	0.44%	0.81%	1.11%	1.83%	1.89%
Non-accrual loans and repossessed assets to total assets	0.65	1.18	1.53	2.39	2.62
Loans past due 90 days or more and still accruing to total loans	0.03	0.06	0.02	0.02	0.05
Allowance for credit losses to total loans	1.07	1.31	1.47	1.67	2.07
Allowance for credit losses to non-accrual loans	246.10	162.90	132.20	91.13	109.71
Net (recoveries) charge-offs to average loans	(0.06)	(0.07)	0.14	0.99	1.32

Item 7.	Management's Discussions and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis should be read in conjunction with “Item 8. Financial Statements and Supplementary Data.” This discussion and analysis contains forward-looking statements that involve risk, uncertainties, and assumptions. Certain risks, uncertainties, and other factors, including, but not limited to, those set forth under “Cautionary Note Regarding Forward-Looking Statements” at the beginning of this Form 10-K, may cause actual results to differ materially from those projected in the forward-looking statements.
Financial Overview and Highlights
WAL is a bank holding company headquartered in Phoenix, Arizona, incorporated under the laws of the state of Delaware. WAL provides a full spectrum of deposit, lending, treasury management, and online banking products and services through its wholly-owned banking subsidiary, WAB. On June 30, 2015, WAL acquired Bridge Capital Holdings and its wholly-owned subsidiary, Bridge Bank. Upon acquisition, Bridge Capital Holdings merged into WAL and its principal operating subsidiary, Bridge Bank, merged into WAB. Effective as of July 1, 2015, the existing Bridge offices and the previously existing WAB northern California offices are operating as a combined division, with their results reported under the Company's Northern California operating segment.
WAB operates the following full-service banking divisions: ABA in Arizona, BON in Southern Nevada, Bridge in Northern California, FIB in Northern Nevada, and TPB in Southern California. The Company also serves business customers through a national platform of specialized financial services including AAB, Corporate Finance, Equity Fund Resources, Life Sciences Group, Mortgage Warehouse Lending, Public Finance, Renewable Energy Group, Resort Finance, and Technology Finance. In addition, the Company has one non-bank subsidiary, LVSP, which holds and manages certain non-performing loans and OREO.
Financial Result Highlights of 2015

•	Net income available to common stockholders of $193.5 million for 2015, compared to $146.6 million for 2014

•	Diluted earnings per share of $2.03 for 2015, and $1.67 per share for 2014

•	Pre-tax, pre-provision operating earnings increased $72.3 million to $267.9 million, compared to $195.6 million in 2014[1]

•	Net operating revenue of $521.8 million, constituting year-over-year growth of 27.9%, or $113.7 million, compared to an increase in operating expenses of 19.5%, or $41.4 million[1]

•	Net interest margin of 4.51% in 2015, compared to 4.42% in 2014

•	Efficiency ratio of 45.8% in 2015, compared to 49.1% in 2014[1]

•	Total loans of $11.14 billion, up $2.74 billion from December 31, 2014

•	Total deposits of $12.03 billion, up $3.10 billion from December 31, 2014

•	Nonperforming assets (nonaccrual loans and repossessed assets) decreased to 0.65% of total assets, from 1.18% at December 31, 2014

•	Net loan recoveries to average loans outstanding of 0.06%, compared to 0.07% at December 31, 2014

•	Tangible common equity ratio of 9.2%, compared to 8.6% at December 31, 2014[1]

•	Stockholders' equity of $1.59 billion, an increase of $590.6 million from December 31, 2014

•	Tangible book value per share, net of tax, of $12.54, an increase of 22.8% from $10.21 at December 31, 2014[1]
The impact to the Company from these items, and others of both a positive and negative nature, are discussed in more detail below as they pertain to the Company’s overall comparative performance for the year ended December 31, 2015. As a bank holding company, management focuses on key ratios in evaluating the Company's financial condition and results of operations.
1 See Non-GAAP Financial Measures section beginning on page 33.

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
Bridge’s results of operations have been included in the Company’s results beginning July 1, 2015. Acquisition / restructure expenses related to the Bridge acquisition of $8.8 million for the year ended December 31, 2015, have been included in non-interest expense, of which approximately $0.9 million are acquisition related costs as defined by ASC 805. The acquisition was accounted for under the acquisition method of accounting in accordance with ASC 805. Assets purchased and liabilities assumed were recorded at their respective acquisition date estimated fair values. The fair values of assets acquired and liabilities assumed are subject to adjustment during the first twelve months after the acquisition date if additional information becomes available to indicate a more accurate or appropriate value for an asset or liability.
The following table shows the recognized amounts of identifiable assets acquired and liabilities assumed at their as adjusted acquisition date fair values, which include all measurement period adjustments identified and recognized during the last six months of 2015:

As Adjusted
(in thousands)
Assets:
Cash and cash equivalents (1)	$378,966
Investment securities - AFS	61,299
Investments in restricted stock	7,015
Loans	1,439,930
Premises and equipment	1,519
Other assets acquired through foreclosure	1,407
Bank owned life insurance	17,385
Investment in LIHTC	5,354
Intangible assets	14,997
Deferred tax assets, net	18,287
Other assets	19,993
Total assets	$1,966,152
Liabilities:
Deposits	$1,742,031
Qualifying debt	11,287
Other liabilities	11,678
Total liabilities	1,764,996
Net assets acquired	$201,156
Consideration paid
Common stock (12,451,240 shares at $33.76 per share)	$420,354
Fair value of equity awards related to pre-combination vesting	10,676
Cash	36,539
Fair value of total consideration	467,569
Goodwill	$266,413

(1)
Cash and cash equivalents is net of a $6.2 million payment made by Bridge related to the cash out of vested, unexercised stock options at the date of closing. Cash acquired, less cash consideration paid of $36.5 million, resulted in net cash and cash equivalents increasing by $342.4 million following the acquisition.

The Company identified $6.8 million in measurement period adjustments since June 30, 2015, which have been reflected as an adjustment to increase goodwill. Due to early adoption of the amended guidance within ASU 2015-16, Simplifying the Accounting for Measurement-Period Adjustments, as discussed in "Note 1. Summary of Significant Accounting Policies" to the Consolidated Financial Statements, these adjustments to provisional amounts identified during the measurement period are recognized in the reporting period in which the adjustment amounts are determined, rather than retrospectively adjusting the provisional amounts at the acquisition date. Any effects on earnings from changes in the provisional amounts have been appropriately reflected in the Consolidated Income Statement for the year ended December 31, 2015. The significant measurement period adjustments relate to loans, net deferred tax assets, and other liabilities. The fair value of loans decreased as there were further adjustments made to the interest and credit marks on Bridge loans. The net deferred tax assets balance was adjusted to account for the tax effects of all the changes in the fair values of assets acquired and liabilities assumed. Other liabilities also increased to accrue for unrecorded expenses and other liabilities incurred prior to acquisition. Although further measurement period adjustments are not expected to be significant, the estimated fair value of tax related items and other liabilities are still preliminary and are subject to additional measurement period adjustments.
Loans acquired in the Bridge acquisition consist of loans that are not considered impaired (non-PCI loans) and loans that have shown evidence of credit deterioration since origination (PCI loans) as of the acquisition date. All loans were recorded net of fair value adjustments (interest rate and credit marks), which were determined using discounted contractual cash flow models. The fair value of non-PCI loans acquired totals $1.43 billion, which is net of interest and credit marks of $26.0 million. The fair value of PCI loans totals $10.9 million, which is net of interest and credit marks of $5.7 million. See "Note 4. Loans, Leases and Allowance for Credit Losses" to the Consolidated Financial Statements for additional detail of the acquired loans.
In connection with the Bridge acquisition, the Company acquired intangible assets of $15.0 million, consisting primarily of core deposit intangibles. The core deposit intangible asset balance has been allocated to the Northern California and CBL segments based on their respective core deposit balances at June 30, 2015, and is subject to amortization over its estimated useful life of 10 years.
Goodwill related to the acquisition totaled $266.4 million, which includes $6.8 million of measurement period adjustments identified and recognized since June 30, 2015. Goodwill has been allocated to the Northern California and CBL segments based on their proportionate loan and deposit balances as of June 30, 2015. Management believes this methodology allocates goodwill to the reporting units in a manner consistent with the expected synergies of the combination. None of the goodwill recognized as part of the acquisition is expected to be deductible for income tax purposes.
Qualifying debt assumed from Bridge is comprised of junior subordinated debt with a contractual balance of $17.5 million and is recorded net of a $6.2 million fair value mark that will be accreted over the remaining life of the trusts. See "Note 10. Qualifying Debt" to the Consolidated Financial Statements for further detail and discussion of the debt.
In connection with the acquisition, the Company assumed Bridge's SERP, an unfunded noncontributory defined benefit pension plan. The SERP provides retirement benefits to certain Bridge officers based on years of service and final average salary. Pursuant to the terms of the SERP agreements, if the officer's service is terminated by Bridge or by the officer for "good reason" (as defined in the SERP agreements) within 24 months following a change in control, such as the Bridge acquisition, the officer is entitled to full vesting of the normal benefit under the SERP agreement, and such SERP benefits will be made in installment payments commencing on the first business day of January of the year following the officer's attainment of age 55 or, if the officer is already age 55 as of such termination of employment, on the first business day of January of the year following the officer's termination of employment. As of June 30, 2015, a $7.1 million liability included in other liabilities was recorded in the Company's Consolidated Balance Sheet related to the SERP. A discount rate of 5.75% and an employee compensation rate increase of 4.00% were used in determining the SERP liability as of June 30, 2015.

Results of Operations and Financial Condition
A summary of our results of operations, financial condition, and select metrics are included in the following tables:

	Year Ended December 31,
	2015	2014	2013
	(in thousands, except per share amounts)
Net income available to common stockholders	$193,494	$146,564	$113,555
Earnings per share applicable to common stockholders - basic	2.05	1.69	1.33
Earnings per share applicable to common stockholders - diluted	2.03	1.67	1.31
Net interest margin	4.51%	4.42%	4.39%
Return on average assets	1.56	1.50	1.35
Return on average tangible common equity	17.83	18.52	18.28

	December 31,
	2015	2014
	(in thousands)
Total assets	$14,275,089	$10,600,498
Loans, net of deferred loan fees and costs	11,136,663	8,398,265
Total deposits	12,030,624	8,931,043
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

	At or for the Year Ended December 31,
	2015	2014	2013
	(in thousands)
Non-accrual loans	$48,381	$67,659	$75,680
Non-performing assets	166,058	214,661	233,509
Non-accrual loans to gross loans	0.44%	0.81%	1.11%
Net (recoveries) charge-offs to average loans	(0.06)%	(0.07)%	0.14%
Asset and Deposit Growth
The Company’s assets and liabilities are comprised primarily of loans and deposits. Therefore, the ability to originate new loans and attract new deposits is fundamental to the Company’s growth. Total assets increased to $14.28 billion at December 31, 2015 from $10.60 billion at December 31, 2014. Total loans, including HFS loans, increased by $2.74 billion, or 32.6%, to $11.14 billion as of December 31, 2015, compared to $8.40 billion as of December 31, 2014. Total deposits increased $3.10 billion, or 34.7%, to $12.03 billion as of December 31, 2015 from $8.93 billion as of December 31, 2014. The growth in total assets, loans, and deposits related to the acquisition of Bridge was $2.23 billion, $1.44 billion, and $1.74 billion, respectively.

RESULTS OF OPERATIONS
The following table sets forth a summary financial overview for the comparable periods:

	Year Ended December 31,		Increase	Year Ended December 31,		Increase
	2015	2014	(Decrease)	2014	2013	(Decrease)
	(in thousands, except per share amounts)
Consolidated Income Statement Data:
Interest income	$525,144	$416,379	$108,765	$416,379	$362,655	$53,724
Interest expense	32,568	31,486	1,082	31,486	29,760	1,726
Net interest income	492,576	384,893	107,683	384,893	332,895	51,998
Provision for credit losses	3,200	4,726	(1,526)	4,726	13,220	(8,494)
Net interest income after provision for credit losses	489,376	380,167	109,209	380,167	319,675	60,492
Non-interest income	29,768	24,651	5,117	24,651	22,197	2,454
Non-interest expense	260,606	207,319	53,287	207,319	196,216	11,103
Income from continuing operations before income taxes	258,538	197,499	61,039	197,499	145,656	51,843
Income tax expense	64,294	48,390	15,904	48,390	29,830	18,560
Income from continuing operations	194,244	149,109	45,135	149,109	115,826	33,283
Loss from discontinued operations, net of tax	—	(1,158)	1,158	(1,158)	(861)	(297)
Net income	$194,244	$147,951	$46,293	$147,951	$114,965	$32,986
Net income available to common stockholders	$193,494	$146,564	$46,930	$146,564	$113,555	$33,009
Earnings per share applicable to common stockholders - basic	$2.05	$1.69	$0.36	$1.69	$1.33	$0.36
Earnings per share applicable to common stockholders - diluted	$2.03	$1.67	$0.36	$1.67	$1.31	$0.36
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
Pre-Tax, Pre-Provision Operating Earnings
Pre-tax, pre-provision operating earnings adjust the level of earnings to exclude the impact of income taxes, provision for credit losses, and non-recurring or other items not considered part of the Company's core operations. Management believes that eliminating the effects of these items makes it easier to analyze underlying performance trends and enables investors to assess the Company's earnings power and ability to generate capital to cover credit losses.

The following table shows the components of pre-tax, pre-provision operating earnings for the years ended December 31, 2015, 2014, and 2013:

	Year Ended December 31,
	2015	2014	2013
	(in thousands)
Total non-interest income	$29,768	$24,651	$22,197
Less:
Gain (loss) on sales of investment securities, net	615	757	(1,195)
Unrealized gains (losses) on assets and liabilities measured at fair value, net	47	1,212	(6,483)
(Loss) on extinguishment of debt	(81)	(502)	(1,387)
Bargain purchase gain from acquisition	—	—	10,044
Legal settlement	—	—	38
Total operating non-interest income	29,187	23,184	21,180
Plus: net interest income	492,576	384,893	332,895
Net operating revenue	$521,763	$408,077	$354,075
Total non-interest expense	$260,606	$207,319	$196,216
Less:
Net (gain) on sales / valuations of repossessed and other assets	(2,070)	(5,350)	(2,387)
Acquisition / restructure expense	8,836	198	5,752
Total operating non-interest expense	$253,840	$212,471	$192,851
Pre-tax, pre-provision operating earnings	$267,923	$195,606	$161,224
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

	December 31,
	2015	2014
	(dollars and shares in thousands)
Total stockholders' equity	$1,591,502	$1,000,928
Less: goodwill and intangible assets	305,354	25,913
Total tangible stockholders' equity	1,286,148	975,015
Less: preferred stock	—	70,500
Total tangible common equity	1,286,148	904,515
Plus: deferred tax - attributed to intangible assets	6,093	1,006
Total tangible common equity, net of tax	$1,292,241	$905,521

Total assets	$14,275,089	$10,600,498
Less: goodwill and intangible assets, net	305,354	25,913
Tangible assets	13,969,735	10,574,585
Plus: deferred tax - attributed to intangible assets	6,093	1,006
Total tangible assets, net of tax	$13,975,828	$10,575,591

Tangible equity ratio	9.2%	9.2%
Tangible common equity ratio	9.2	8.6
Common shares outstanding	103,087	88,691
Tangible book value per share, net of tax	$12.54	$10.21

Efficiency Ratio
The following table shows the components used in the calculation of the efficiency ratio, which management uses as a metric for assessing cost efficiency:

	Year Ended December 31,
	2015	2014	2013
	(dollars in thousands)
Total operating non-interest expense	$253,840	$212,471	$192,851

Divided by:
Total net interest income	$492,576	$384,893	$332,895
Plus:
Tax equivalent interest adjustment	31,883	24,571	13,312
Operating non-interest income	29,187	23,184	21,180
Net operating revenue - TEB	$553,646	$432,648	$367,387

Efficiency ratio - TEB	45.8%	49.1%	52.5%
Adjusted Allowance for Credit Losses
The adjusted allowance for credit losses to gross loans ratio includes an adjustment for the remaining credit marks on acquired performing and PCI loans. Under GAAP, the allowance for credit losses on acquired loans is not carried over in an acquisition as acquired loans are recorded at fair value, net of related interest rate and credit marks, which discounts the loans based on expected future cash flows. The credit marks on acquired loans represent the allowance for credit losses carried over to the Company. Therefore, by adding back the remaining credit marks on acquired loans, management believes this is more indicative of the allowance available for inherent losses in the loan portfolio.

	December 31,
	2015	2014
	(dollars in thousands)
Allowance for credit losses	$119,068	$110,216
Plus: remaining credit marks
Acquired performing loans	12,154	2,335
Purchased credit impaired loans	8,491	9,279
Adjusted allowance for credit losses	$139,713	$121,830

Gross loans held for investment and deferred fees, net	$11,112,854	$8,398,265
Plus: remaining credit marks
Acquired performing loans	12,154	2,335
Purchased credit impaired loans	8,491	9,279
Adjusted loans, net of deferred fees and costs	$11,133,499	$8,409,879

Allowance for credit losses to gross loans	1.07%	1.31%
Allowance for credit losses to gross loans, adjusted for acquisition accounting	1.25	1.45

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

Basel III
December 31, 2015
(dollars in thousands)
Common Equity Tier 1:
Common Equity	$1,591,502
Less:
Non-qualifying goodwill and intangibles	293,487
Disallowed unrealized losses on equity securities	—
Disallowed deferred tax asset	5,001
AOCI related adjustments	10,228
Unrealized gain on changes in fair value liabilities	6,309
Common Equity Tier 1 (regulatory)	$1,276,477
Divided by: Risk-weighted assets (regulatory)	$13,193,563
Common Equity Tier 1 ratio	9.7%

Common Equity Tier 1 (regulatory)	$1,276,477
Plus:
Trust preferred securities	81,500
Preferred stock	—
Less:
Disallowed deferred tax asset	7,502
Unrealized gain on changes in fair value liabilities	9,464
Tier 1 capital	$1,341,011

Total Capital:
Tier 1 capital (regulatory)	$1,341,011
Plus:
Subordinated debt	140,097
Qualifying allowance for credit losses	119,068
Other	3,296
Less: Tier 2 qualifying capital deductions	—
Tier 2 capital	$262,461

Total capital	$1,603,472

Total capital ratio	12.2%

Classified assets to Common Equity Tier 1 plus allowance for credit losses:
Classified assets	$221,126
Divided by:
Common Equity Tier 1 (regulatory)	1,276,477
Plus: Allowance for credit losses	119,068
Total Common Equity Tier 1 plus allowance for credit losses	$1,395,545

Classified assets to Common Equity Tier 1 plus allowance	16%

Net Interest Margin
The net interest margin is reported on a TEB. A tax equivalent adjustment is added to reflect interest earned on certain municipal securities and loans that are exempt from federal income tax. The following tables set forth the average balances, interest income, interest expense, and average yield (on a fully TEB) for the periods indicated:

	Year Ended December 31,
	2015			2014
	Average Balance	Interest	Average Yield / Cost	Average Balance	Interest	Average Yield / Cost
	(dollars in thousands)
Interest earning assets
Loans (1), (2), (3)	$9,674,234	$476,417	5.18%	$7,432,087	$370,922	5.23%
Securities - taxable (1)	1,268,755	28,525	2.25	1,191,305	27,903	2.34
Securities - tax-exempt	407,012	15,032	5.41	416,404	15,306	5.28
Total securities	1,675,767	43,557	3.02	1,607,709	43,209	3.10
Other	271,976	5,170	1.90	230,669	2,248	0.97
Total interest earnings assets	11,621,977	525,144	4.79	9,270,465	416,379	4.76
Non-interest earning assets
Cash and due from banks	137,923			133,739
Allowance for credit losses	(115,033)			(106,100)
Bank owned life insurance	152,288			141,885
Other assets	623,648			451,120
Total assets	$12,420,803			$9,891,109
Interest-bearing liabilities
Interest-bearing deposits:
Interest bearing transaction accounts	$983,889	$1,736	0.18%	$793,118	$1,522	0.19%
Savings and money market	4,470,189	12,544	0.28	3,616,829	10,852	0.30
Time certificates of deposits	1,808,120	7,515	0.42	1,758,342	7,638	0.43
Total interest-bearing deposits	7,262,198	21,795	0.30	6,168,289	20,012	0.32
Short-term borrowings	185,173	4,965	2.68	173,228	2,336	1.35
Long-term debt	76,655	801	1.04	265,828	7,384	2.78
Qualifying debt	120,191	5,007	4.17	42,297	1,754	4.15
Total interest-bearing liabilities	7,644,217	32,568	0.43	6,649,642	31,486	0.47
Non-interest-bearing liabilities
Non-interest-bearing demand deposits	3,273,138			2,153,686
Other liabilities	179,496			123,650
Stockholders’ equity	1,323,952			964,131
Total liabilities and stockholders' equity	$12,420,803			$9,891,109
Net interest income and margin (4)		$492,576	4.51%		$384,893	4.42%
Net interest spread (5)			4.36%			4.29%

(1)	Yields on loans and securities have been adjusted to a TEB. The taxable-equivalent adjustment was $31.9 million and $24.6 million for 2015 and 2014, respectively.

(2)	Net loan fees of $28.1 million and $18.7 million are included in the yield computation for 2015 and 2014, respectively.

(3)	Includes non-accrual loans.

(4)	Net interest margin is computed by dividing net interest income by total average earning assets.

(5)	Net interest spread represents average yield earned on interest-earning assets less the average rate paid on interest bearing liabilities.

	Year Ended December 31,
	2014			2013
	Average Balance	Interest	Average Yield / Cost	Average Balance	Interest	Average Yield / Cost
	(dollars in thousands)
Interest earning assets
Loans (1), (2), (3)	$7,432,087	$370,922	5.23%	$6,136,217	$326,714	5.43%
Securities - taxable (1)	1,191,305	27,903	2.34	885,730	20,752	2.34
Securities - tax-exempt	416,404	15,306	5.28	456,229	13,651	4.47
Total securities	1,607,709	43,209	3.10	1,341,959	34,403	3.07
Other	230,669	2,248	0.97	409,408	1,538	0.38
Total interest earnings assets	9,270,465	416,379	4.76	7,887,584	362,655	4.77
Non-interest earning assets
Cash and due from banks	133,739			128,481
Allowance for credit losses	(106,100)			(97,537)
Bank owned life insurance	141,885			139,754
Other assets	451,120			442,042
Total assets	$9,891,109			$8,500,324
Interest-bearing liabilities
Interest-bearing deposits:
Interest bearing transaction accounts	$793,118	$1,522	0.19%	$640,062	$1,334	0.21%
Savings and money market	3,616,829	10,852	0.30	2,936,122	8,553	0.29
Time certificates of deposits	1,758,342	7,638	0.43	1,488,017	6,448	0.43
Total interest-bearing deposits	6,168,289	20,012	0.32	5,064,201	16,335	0.32
Short-term borrowings	173,228	2,336	1.35	202,755	1,279	0.63
Long-term debt	265,828	7,384	2.78	323,119	10,323	3.19
Qualifying debt	42,297	1,754	4.15	38,099	1,823	4.78
Total interest-bearing liabilities	6,649,642	31,486	0.47	5,628,174	29,760	0.53
Non-interest-bearing liabilities
Non-interest-bearing demand deposits	2,153,686			1,954,248
Other liabilities	123,650			119,405
Stockholders’ equity	964,131			798,497
Total liabilities and stockholders' equity	$9,891,109			$8,500,324
Net interest income and margin (4)		$384,893	4.42%		$332,895	4.39%
Net interest spread (5)			4.29%			4.24%

(1)	Yields on loans and securities have been adjusted to a TEB. The taxable-equivalent adjustment was $24.6 million and $13.3 million for 2014 and 2013, respectively.

(2)	Net loan fees of $18.7 million and $15.9 million are included in the yield computation for 2014 and 2013, respectively.

(3)	Includes non-accrual loans.

(4)	Net interest margin is computed by dividing net interest income by total average earning assets.

(5)	Net interest spread represents average yield earned on interest-earning assets less the average rate paid on interest bearing liabilities.

	Year Ended December 31,			Year Ended December 31,
	2015 versus 2014			2014 versus 2013
	Increase (Decrease) Due to Changes in (1)			Increase (Decrease) Due to Changes in (1)
	Volume	Rate	Total	Volume	Rate	Total
	(in thousands)
Interest income:
Loans	$110,417	$(4,922)	$105,495	$64,675	$(20,467)	$44,208
Securities - taxable	1,741	(1,119)	622	7,157	(6)	7,151
Securities - tax-exempt	(347)	73	(274)	(1,464)	3,119	1,655
Total securities	1,394	(1,046)	348	5,693	3,113	8,806
Other	785	2,137	2,922	(1,742)	2,452	710
Total interest income	112,596	(3,831)	108,765	68,626	(14,902)	53,724

Interest expense:
Interest bearing transaction accounts	337	(123)	214	294	(106)	188
Savings and money market	2,395	(703)	1,692	2,042	257	2,299
Time certificates of deposit	207	(330)	(123)	1,174	16	1,190
Short-term borrowings	320	2,309	2,629	(398)	1,455	1,057
Long-term debt	(1,978)	(4,605)	(6,583)	(1,592)	(1,347)	(2,939)
Qualifying debt	3,245	8	3,253	174	(243)	(69)
Total interest expense	4,526	(3,444)	1,082	1,694	32	1,726

Net increase (decrease)	$108,070	$(387)	$107,683	$66,932	$(14,934)	$51,998

(1)	Changes due to both volume and rate have been allocated to volume changes.
Comparison of interest income, interest expense and net interest margin
The Company's primary source of revenue is interest income. For the year ended December 31, 2015, interest income was $525.1 million, an increase of 26.1%, compared to $416.4 million for the year ended December 31, 2014. This increase was primarily the result of a $2.24 billion increase in the average loan balance which drove a $105.5 million increase in loan interest income for the year ended December 31, 2015. The acquisition of Bridge increased the 2015 average loan balance by $786.7 million. Other interest income increased by $2.9 million for the comparable period primarily due to FRB dividends in 2015 of $1.7 million, compared to zero in 2014. Average yield on interest earning assets increased to 4.79% for the year ended December 31, 2015, compared to 4.76% for the same period in 2014, which was primarily the result of increased yields on other interest earning assets.
For the year ended December 31, 2015, interest expense was $32.6 million, compared to $31.5 million for the year ended December 31, 2014. Interest expense on deposits increased $1.8 million for the same period as average interest bearing deposits increased $1.09 billion, offset by a 2 basis point decrease in average cost of interest bearing deposits. Interest expense on short-term and long-term borrowing decreased by $4.0 million as a result of a $177.2 million decrease in average short-term and long-term borrowings for the year ended December 31, 2015 compared to the same period in 2014.
For the year ended December 31, 2015, net interest income was $492.6 million, compared to $384.9 million for the year ended December 31, 2014. The increase in net interest income reflects a $2.35 billion increase in average interest earning assets, offset by a $994.6 million increase in average interest-bearing liabilities. The acquisition of Bridge increased the 2015 average interest earning assets by $826.7 million and average interest-bearing liabilities by $314.9 million. The increase in net interest margin of 9 basis points was mostly due to collection of fees associated with early loan payoffs and the payoff of the Company's 10% Senior Notes.
Interest income for the year ended December 31, 2014 was $416.4 million, an increase of 14.8%, compared to $362.7 million for the year ended December 31, 2013. This increase was primarily the result of the $1.30 billion increase in the average loan balance from the prior year, which drove the $44.2 million increase in loan interest income for the year ended December 31, 2014 compared to 2013. Interest income on investment securities increased $8.8 million and other interest income increased by $0.7 million for the comparable period. Despite the overall increase in interest income, average yield on interest earning assets dropped 1 basis point for the year ended December 31, 2014 compared to 2013, which was primarily the result of decreased yields on loans of 20 basis points.

Interest expense for the year ended December 31, 2014 was $31.5 million compared to $29.8 million in 2013, an increase of $1.7 million, or 5.8%. This increase was driven by the increase in average interest bearing deposits of $1.10 billion for the year ended December 31, 2014 compared to 2013.
Net interest income was $384.9 million for the year ended December 31, 2014, compared to $332.9 million in 2013, an increase of $52.0 million, or 15.6%. The increase in net interest income reflects a $1.38 billion increase in average interest earning assets, offset by a $1.10 billion increase in average interest-bearing liabilities. The increase in net interest margin of 3 basis points was mostly due to a decrease in our average cost of funds of 6 basis points for the year ended December 31, 2014 compared to 2013.
Provision for Credit Losses
The provision for credit losses in each period is reflected as a reduction in earnings in that period. The provision is equal to the amount required to maintain the allowance for credit losses at a level that is adequate to absorb probable credit losses inherent in the loan portfolio. For the year ended December 31, 2015, the provision for credit losses was $3.2 million, compared to $4.7 million for the year ended December 31, 2014. The provision decrease was primarily due to an improvement in underlying asset quality and sustained loan recoveries during 2015. The Company may establish an additional allowance for credit losses for PCI loans through provision for credit losses when impairment is determined as a result of lower than expected cash flows. As of December 31, 2015 and 2014, the allowance for credit losses on PCI loans was $36 thousand and $0.3 million, respectively.
Non-interest Income
The following table presents a summary of non-interest income for the periods presented:

	Year Ended December 31,
	2015	2014	Increase (Decrease)	2014	2013	Increase (Decrease)
	(in thousands)
Service charges and fees	$14,639	$10,567	$4,072	$10,567	$10,123	$444
Income from bank owned life insurance	3,899	4,508	(609)	4,508	4,809	(301)
Card income	3,679	3,310	369	3,310	2,626	684
Lending related fees	1,948	71	1,877	71	—	71
Gain (loss) on sales of investment securities, net	615	757	(142)	757	(1,195)	1,952
(Loss) on extinguishment of debt	(81)	(502)	421	(502)	(1,387)	885
Unrealized gains (losses) on assets and liabilities measured at fair value, net	47	1,212	(1,165)	1,212	(6,483)	7,695
Bargain purchase gain from acquisition	—	—	—	—	10,044	(10,044)
Other income	5,022	4,728	294	4,728	3,660	1,068
Total non-interest income	$29,768	$24,651	$5,117	$24,651	$22,197	$2,454
Total non-interest income for the year ended December 31, 2015 compared to 2014, increased by $5.1 million, or 20.8%. The increase was primarily due to service charges and fees and lending related fees, which were partially offset by the decrease in net unrealized gains on assets and liabilities measured at fair value. The increase in service charges and fees and lending related fees was due to the growth of the Company's deposit base, both organically and from the addition of Bridge, as well as the Company's continued focus on collection of service charges on customer accounts. Bridge contributed $2.6 million to total service charges and fees and $1.3 million of lending related fees for the six months ended December 31, 2015. Lending related fees consisted primarily of warrant income of $0.6 million and SBA income of $1.0 million. The $1.2 million decrease in net unrealized gains on assets and liabilities measured at fair value primarily related to the fair value adjustment of junior subordinated debt, which was a gain of $1.4 million in 2014 and is no longer recurring in 2015 due to the early adoption of an element of ASU 2016-01, which requires presentation of the fair value adjustment in OCI rather than earnings. See "Note 1. Summary of Significant Accounting Policies" for further discussion of the impact of adoption.
Total non-interest income for the year ended December 31, 2014 compared to 2013, increased by $2.5 million, or 11.1%. The increase was primarily due to net unrealized gains on the assets and liabilities measured at fair value, a net gain on sales of investment securities, and other income, which were offset by a non-recurring bargain purchase gain from the acquisition of Centennial Bank during 2013. The $7.7 million increase in non-interest income from the net unrealized gain on assets and liabilities measured at fair value in 2014 primarily related to the fair value adjustment of junior subordinated debt, which was a gain of $1.4 million for 2014, compared to a loss of $5.6 million for 2013. The net gain on sales of investment securities of

$0.8 million for 2014, compared to a net loss of $1.2 million in 2013 was the result of improved market conditions. The increase in other income largely resulted from a $2.1 million increase in operating lease income and a $0.4 million customer referral bonus payment that was earned in 2014. These increases were offset by the non-recurring bargain purchase gain of $10.0 million from the acquisition of Centennial Bank during 2013.
Non-interest Expense
The following table presents a summary of non-interest expense for the periods presented:

	Year Ended December 31,
	2015	2014	Increase (Decrease)	2014	2013	Increase (Decrease)
	(in thousands)
Salaries and employee benefits	$149,828	$126,630	$23,198	$126,630	$113,434	$13,196
Occupancy	22,180	18,155	4,025	18,155	19,378	(1,223)
Legal, professional, and directors' fees	18,548	14,278	4,270	14,278	13,633	645
Data processing	14,776	10,057	4,719	10,057	8,589	1,468
Insurance	11,003	8,862	2,141	8,862	8,094	768
Loan and repossessed asset expenses	4,377	4,423	(46)	4,423	4,198	225
Card expense	2,764	2,417	347	2,417	1,805	612
Marketing	2,885	2,300	585	2,300	2,581	(281)
Intangible amortization	1,970	1,461	509	1,461	2,388	(927)
Net (gain) on sales / valuations of repossessed and other assets	(2,070)	(5,350)	3,280	(5,350)	(2,387)	(2,963)
Acquisition / restructure expense	8,836	198	8,638	198	5,752	(5,554)
Other expense	25,509	23,888	1,621	23,888	18,751	5,137
Total non-interest expense	$260,606	$207,319	$53,287	$207,319	$196,216	$11,103
Total non-interest expense for the year ended December 31, 2015, compared to 2014, increased $53.3 million, or 25.7%. This increase primarily related to salaries and employee benefits, acquisition / restructure expense, data processing, legal, professional, and directors' fees, and occupancy. The rise in salaries and employee benefits was primarily attributable to the addition of Bridge employees as well as growth in staffing to support continued asset growth. The increase in acquisition / restructure expense was driven by the acquisition of Bridge in June 2015. Data processing increased due to the addition of Bridge and technology enhancement initiatives. Legal and professional fees also increased due to the addition of Bridge. The increase in occupancy related to the addition of Bridge offices, which increased rent expense, office utilities, and depreciation on premises and equipment.
Total non-interest expense for the year ended December 31, 2014, compared to 2013, increased $11.1 million, or 5.7%. This increase primarily related to salaries and employee benefits, other expense, and data processing, which were offset by a decrease in acquisition / restructure expense and an increase in the net gain on sales / valuation of repossessed and other assets. The increase in salaries and employee benefits was due to employment growth to support continued asset growth. The growth in other expense primarily related to a $1.5 million increase in operating lease depreciation, a $1.0 million funding of a charitable foundation, a $0.8 million increase related to the write-off of an internal software department project that the Company was no longer pursuing at year end, and an overall increase in general operational expenses. The rise in data processing relates to information technology initiatives and overall growth in business activities. These increases were offset by a decrease in acquisition / restructure expenses caused by the acquisition of Centennial and IT restructuring costs incurred during 2013. Further offsetting the increase in total non-interest expense was the $3.0 million increase in the net gain on sales / valuations of repossessed and other assets due to an increase in other real estate owned property sales with increased gains compared to 2013.
Income Taxes
The effective tax rate for the year ended December 31, 2015 was 24.87%, compared to 24.50% for the year ended December 31, 2014, and 20.48% for the year ended December 31, 2013. There was not a significant change in the effective tax rate from 2014 compared to 2015. The increase in the effective tax rate from 2013 compared to 2014 is primarily due to the increase in pre-tax book income and the absence of acquisition related benefits for the year ended December 31, 2014 compared to 2013.

Business Segment Results
As a result of the Bridge acquisition on June 30, 2015, former Bridge activities were allocated between the newly formed Northern California segment and the CBL segment. As a substantial portion of Bridge's balance sheet is generated from nationally-focused business lines, the operations of these business lines are included in the CBL segment. As the Bridge acquisition was completed on June 30, 2015, the results of operation of Bridge are included in the Company's Consolidated Income Statements beginning on July 1, 2015. The Southern California segment represents legacy Western Alliance operations in California, excluding two branches located in northern California, which are now included in the Northern California segment. Prior period amounts have been adjusted accordingly.
The operating segments were as follows: Arizona, Nevada, Southern California, Northern California, CBL, and Corporate & Other. The following tables present selected operating segment information for the periods presented:

	Arizona	Nevada	Southern California	Northern California	Central Business Lines	Corporate & Other	Consolidated Company
At December 31, 2015	(in millions)
Loans, net of deferred loan fees and costs (1)	2,811.7	1,737.2	1,761.9	1,188.4	3,597.9	39.6	11,136.7
Deposits	2,880.7	3,382.8	1,902.5	1,541.1	2,134.4	189.1	12,030.6

At December 31, 2014
Loans, net of deferred loan fees and costs	2,341.9	1,668.7	1,553.1	198.6	2,590.0	46.0	8,398.3
Deposits	2,178.0	3,230.6	1,744.5	584.0	946.6	247.3	8,931.0

(1)
In the third quarter of 2015, $141.4 million of loans were transferred from the CBL segment to the Arizona segment. Prior period segment balances were not restated as this transfer is not considered material.

	Arizona	Nevada	Southern California	Northern California	Central Business Lines	Corporate & Other	Consolidated Company
Year Ended December 31, 2015:				(in thousands)
Pre-tax income	71,102	78,618	49,581	28,660	78,584	(48,007)	258,538

Year Ended December 31, 2014:
Pre-tax income	58,772	74,311	46,881	5,460	33,583	(21,508)	197,499
BALANCE SHEET ANALYSIS
Total assets increased $3.68 billion, or 34.7%, to $14.28 billion at December 31, 2015, compared to $10.60 billion at December 31, 2014. The increase in assets primarily related to the $2.23 billion in assets acquired from Bridge as well as organic loan growth. Loans increased $2.74 billion, or 32.6%, to $11.14 billion at December 31, 2015, of which, $1.44 billion related to loans acquired from Bridge.
Total liabilities increased $3.08 billion, or 32.1%, to $12.68 billion at December 31, 2015, compared to $9.60 billion at December 31, 2014. The increase in liabilities was due to an increase in total deposits of $3.10 billion, or 34.7%, to $12.03 billion. Total deposits increased $1.74 billion from the acquisition of Bridge, with the remaining increase attributable to organic deposit growth.
Total stockholders’ equity increased by $590.6 million, or 59.0%, to $1.59 billion at December 31, 2015, compared to $1.00 billion at December 31, 2014. There were several significant items that had offsetting effects on stockholders' equity during the year. The acquisition of Bridge increased stockholders' equity by $431.0 million as a result of the issuance of 12.5 million shares of the Company's common stock and the conversion of Bridge restricted stock awards into WAL restricted stock awards, which resulted in the issuance of 546,151 shares of WAL restricted stock. During 2015, the Company raised $28.3 million in net proceeds from the issuance of 760,376 shares of common stock under the Company's $100 million ATM public offering. These additions were offset by the redemption of the Company's remaining 70,500 outstanding shares of Non-Cumulative Perpetual Preferred Stock, Series B. The shares were redeemed at their liquidation value of $1,000 per share plus accrued dividends for a total redemption price of $70.7 million.

Investment securities
Investment securities are classified at the time of acquisition as either HTM, AFS, or measured at fair value based upon various factors, including asset/liability management strategies, liquidity and profitability objectives, and regulatory requirements. HTM securities are carried at amortized cost, adjusted for amortization of premiums or accretion of discounts. AFS securities are securities that may be sold prior to maturity based upon asset/liability management decisions. Investment securities classified as AFS are carried at fair value. Unrealized gains or losses on AFS securities are recorded as part of AOCI in stockholders’ equity. Amortization of premiums or accretion of discounts on MBS is periodically adjusted for estimated prepayments. Investment securities measured at fair value are reported at fair value, with unrealized gains and losses included in current period earnings.
The investment securities portfolio of the Company is utilized as collateral for borrowings, required collateral for public deposits, and customer repurchase agreements, and to manage liquidity, capital, and interest rate risk. The following table summarizes the carrying value of the investment securities portfolio for each of the periods below:

	At December 31,
	2015	2014	2013	2012	2011
	(in thousands)
Collateralized debt obligations	$10,060	$11,445	$50	$50	$50
Commercial MBS issued by GSEs	19,114	2,147	—	—	—
Corporate debt securities	13,251	52,489	97,777	97,781	107,360
CRA investments	34,685	24,332	24,882	25,816	25,015
Municipal obligations	334,830	299,037	299,244	265,073	187,509
Mutual funds	—	37,702	36,532	37,961	28,864
Preferred stock	111,236	82,612	61,484	75,555	54,676
Private label commercial MBS	4,691	5,149	5,433	5,741	5,431
Private label residential MBS	257,128	70,243	36,099	35,607	25,784
Residential MBS issued by GSEs	1,171,702	893,047	1,024,457	668,265	871,099
Trust preferred securities	24,314	25,546	23,805	24,135	21,159
U.S. government sponsored agency securities	—	18,346	46,975	—	156,211
U.S. treasury securities	2,993	—	—	—	—
Total investment securities	$1,984,004	$1,522,095	$1,656,738	$1,235,984	$1,483,158

Weighted average yield is calculated by dividing income within each maturity range by the outstanding amount of the related investment and has not been tax affected on tax-exempt obligations. For purposes of calculating the weighted average yield, AFS and securities measured at fair value are carried at amortized cost in the table below. The maturity distribution and weighted average yield of our investment security portfolios at December 31, 2015 are summarized in the table below:

	December 31, 2015
	Due Under 1 Year		Due 1-5 Years		Due 5-10 Years		Due Over 10 Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(dollars in thousands)
Available-for-sale
Collateralized debt obligations	$—	—%	$—	—%	$—	—%	$50	8.75%	$50	8.75%
Commercial MBS issued by GSEs	—	—	—	—	—	—	19,147	2.76	19,147	2.76
Corporate debt securities	7,696	3.44	—	—	5,073	4.30	—	—	12,769	3.78
CRA investments	34,722	2.07	—	—	—	—	—	—	34,722	2.07
Municipal obligations	19,934	4.45	45,952	3.20	63,862	3.42	190,339	3.44	320,087	3.46
Preferred stock	—	—	28,824	8.13	—	—	79,593	6.71	108,417	7.09
Private label commercial MBS	4,685	3.27	—	—	—	—	—	—	4,685	3.27
Private label residential MBS	—	—	2,618	4.09	—	—	258,912	2.75	261,530	2.77
Residential MBS issued by GSEs	—	—	234	3.32	24,671	2.40	1,144,726	2.20	1,169,631	2.20
Trust preferred securities	—	—	—	—	—	—	32,000	1.37	32,000	1.37
U.S. treasury securities	500	0.18	2,496	1.45	—	—	—	—	2,996	1.24
Total AFS securities	$67,537	3.00%	$80,124	4.95%	$93,606	3.20%	$1,724,767	2.62%	$1,966,034	2.75%
Securities measured at fair value
Residential MBS issued by GSEs	$—	—%	$—	—%	$—	—%	$1,389	3.59%	$1,389	3.59%
Total securities measured at fair value	$—	—%	$—	—%	$—	—%	$1,389	3.59%	$1,389	3.59%
The Company does not own any subprime MBS in its investment portfolio. The majority of its MBS are GSE issued. The remaining MBS not GSE issued consist of $235.6 million rated AAA, $40 thousand rated AA, $3.2 million rated A, $1.8 million rated BBB, and $2.7 million are non-investment grade.
Gross unrealized losses at December 31, 2015 are primarily caused by interest rate fluctuations, credit spread widening, and reduced liquidity in applicable markets. The Company has reviewed securities on which there is an unrealized loss in accordance with its accounting policy for OTTI securities described in "Note 3. Investment Securities" to the Consolidated Financial Statements contained herein. There were no impairment charges recorded during the years ended December 31, 2015, 2014, and 2013.
The Company does not consider any securities to be other-than-temporarily impaired as of December 31, 2015, 2014, and 2013. However, the Company cannot guarantee that OTTI will not occur in future periods. At December 31, 2015, the Company had the intent and ability to retain its investments for a period of time sufficient to allow for any anticipated recovery in fair value.

Loans
The table below summarizes the distribution of the Company’s held for investment loan portfolio at the end of each of the periods indicated:

	December 31,
	2015	2014	2013	2012	2011
	(in thousands)
Loans, held for investment
Commercial and industrial	$5,117,223	$3,327,629	$2,236,740	$1,659,003	$1,120,107
Commercial real estate - non-owner occupied	2,289,480	2,058,620	1,843,415	1,505,600	1,301,172
Commercial real estate - owner occupied	2,085,738	1,734,617	1,561,862	1,396,797	1,252,182
Construction and land development	1,143,228	754,154	537,231	394,319	381,676
Residential real estate	322,265	298,872	350,312	407,937	443,020
Commercial leases	147,633	204,270	235,968	288,747	216,475
Consumer	26,474	32,633	45,153	31,836	72,504
Deferred loan fees and costs	(19,187)	(12,530)	(9,266)	(6,045)	(7,067)
Loans, net of deferred loan fees and costs	11,112,854	8,398,265	6,801,415	5,678,194	4,780,069
Allowance for credit losses	(119,068)	(110,216)	(100,050)	(95,427)	(99,170)
Total loans HFI	$10,993,786	$8,288,049	$6,701,365	$5,582,767	$4,680,899
As of December 31, 2015 and 2012, the Company also had $23.8 million and $31.1 million of HFS loans.

The following table sets forth the amount of loans outstanding by type of loan as of December 31, 2015 that were contractually due in one year or less, more than one year and less than five years, and more than five years based on remaining scheduled repayments of principal. Lines of credit or other loans having no stated final maturity and no stated schedule of repayments are reported as due in one year or less. The table also presents an analysis of the rate structure for loans within the same maturity time periods. Actual cash flows from these loans may differ materially from contractual maturities due to prepayment, refinancing, or other factors.

	Due in one year or less	Due after one year to five years	Due after five years	Total
	(in thousands)
Commercial and industrial
Floating rate	$124,018	$2,161,901	$974,525	$3,260,444
Fixed rate	58,072	323,649	1,476,513	1,858,234
Commercial real estate — non-owner occupied
Floating rate	25,400	664,517	739,365	1,429,282
Fixed rate	15,864	603,751	234,639	854,254
Commercial real estate — owner occupied
Floating rate	10,315	197,826	990,879	1,199,020
Fixed rate	3,351	269,333	630,969	903,653
Construction and land development
Floating rate	42,529	864,428	64,372	971,329
Fixed rate	6,446	129,620	26,044	162,110
Residential real estate
Floating rate	3,583	60,955	196,583	261,121
Fixed rate	638	26,759	34,421	61,818
Leases
Floating rate	—	4,105	—	4,105
Fixed rate	218	99,800	44,370	144,388
Consumer
Floating rate	2,710	12,896	5,581	21,187
Fixed rate	90	3,430	2,198	5,718
Total	$293,234	$5,422,970	$5,420,459	$11,136,663
As of December 31, 2015, approximately $5.14 billion, or 71.9%, of total variable rate loans were subject to rate floors with a weighted average interest rate of 3.4%. At December 31, 2014, approximately $3.72 billion, or 74.1% of total variable rate loans were subject to rate floors with a weighted average interest rate of 4.9%. At December 31, 2015, total loans consisted of 64.2% with floating rates and 35.8% with fixed rates, compared to 59.9% with floating rates and 40.1% with fixed rates at December 31, 2014.
Concentrations of Lending Activities
The Company monitors concentrations within four broad categories: geography, industry, product, and collateral. The Company’s loan portfolio includes significant credit exposure to the CRE market. At December 31, 2015 and 2014, CRE related loans accounted for approximately 49% and 54% of total loans, respectively. Substantially all of these loans are secured by first liens with an initial loan to value ratio of generally not more than 75%. Approximately 48% and 46% of these CRE loans, excluding construction and land loans, were owner-occupied at December 31, 2015 and 2014, respectively.
Interest Reserves
Interest reserves are generally established at the time of the loan origination for construction and land development loans. The Company’s practice is to monitor the construction, sales and/or leasing progress to determine the feasibility of ongoing construction and development projects. The Company discontinues the use of the interest reserve when a project is determined not to be viable and may take appropriate action to protect its collateral position via renegotiation and/or legal action as deemed appropriate. At December 31, 2015, the Company had 21 loans with an outstanding balance of $117.3 million with available interest reserves of $3.6 million. At December 31, 2014, the Company had 33 loans with an outstanding principal balance of $218.4 million and available interest reserve amounts of $8.0 million.

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
In addition to the Company's own internal loan review process, regulators may from time to time direct the Company to modify loan grades, loan impairment calculations, or loan impairment methodology.
Total non-performing loans decreased by $35.4 million, or 22.5%, at December 31, 2015 to $122.1 million from $157.5 million at December 31, 2014.

	December 31,
	2015	2014	2013	2012	2011
	(dollars in thousands)
Total non-accrual loans	$48,381	$67,659	$75,680	$104,716	$90,392
Loans past due 90 days or more on accrual status	3,028	5,132	1,534	1,388	2,589
Troubled debt restructured loans (1)	70,707	84,720	89,576	84,609	112,483
Total nonperforming loans	122,116	157,511	166,790	190,713	205,464
Other impaired loans	6,758	9,239	11,587	7,442	4,027
Total impaired loans	$128,874	$166,750	$178,377	$198,155	$209,491
Other assets acquired through foreclosure, net	$43,942	$57,150	$66,719	$77,247	$89,104
Non-accrual loans to gross loans held for investment	0.44%	0.81%	1.11%	1.83%	1.89%
Loans past due 90 days or more on accrual status to gross loans held for investment	0.03	0.06	0.02	0.02	0.05
Interest income received on non-accrual loans	$1,634	$2,536	$1,916	$191	$444
Interest income that would have been recorded under the original terms of non-accrual loans	2,549	3,758	5,405	5,469	6,331

(1)	Includes accruing TDR loans only.
The composition of non-accrual loans by loan type and by segment were as follows:

	December 31, 2015			December 31, 2014
	Non-accrual Balance	Percent of Non-Accrual Balance	Percent of Total HFI Loans	Non-accrual Balance	Percent of Non-Accrual Balance	Percent of Total HFI Loans
	(dollars in thousands)
Commercial and industrial	$20,877	43.15%	0.19%	$3,490	5.16%	0.04%
Commercial real estate	18,675	38.60	0.17	52,457	77.54	0.63
Construction and land development	2,309	4.77	0.02	5,326	7.87	0.06
Residential real estate	6,324	13.07	0.06	6,173	9.12	0.07
Consumer	196	0.41	0.00	213	0.31	0.01
Total non-accrual loans	$48,381	100.00%	0.44%	$67,659	100.00%	0.81%

	December 31, 2015		December 31, 2014
	Nonaccrual Loans	Percent of Segment's Total HFI Loans	Nonaccrual Loans	Percent of Segment's Total HFI Loans
	(dollars in thousands)
Arizona	$10,596	0.38%	$24,179	1.03%
Nevada	8,010	0.46	26,679	1.60
Southern California	2,844	0.16	388	0.02
Northern California	1,590	0.14	—	—
Central Business Lines	10,218	0.28	188	0.01
Corporate & Other	15,123	38.18	16,225	35.30
Total non-accrual loans	$48,381	0.44%	$67,659	0.81%
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
As of December 31, 2015 and 2014, the aggregate amount of loans classified as impaired was $128.9 million and $166.8 million, respectively, a net decrease of 22.7%. The total specific allowance for credit losses related to these loans was $4.7 million and $10.8 million at December 31, 2015 and 2014, respectively. The Company had $70.7 million and $84.7 million in loans classified as accruing restructured loan at December 31, 2015 and 2014, respectively.
Impaired loans by segment at December 31, 2015 and 2014 were as follows:

	December 31,
	2015	2014
	(in thousands)
Arizona	$22,400	$43,174
Nevada	56,843	78,072
Southern California	3,181	5,203
Northern California	—	—
Central Business Lines	10,218	188
Corporate & Other	36,232	40,113
Total impaired loans	$128,874	$166,750

The following tables present a breakdown of total impaired loans and the related specific reserves for the periods indicated:

	December 31, 2015
	Impaired Balance	Percent of Impaired Balance	Percent of Total HFI Loans	Reserve Balance	Percent of Reserve Balance	Percent of Total Allowance
	(dollars in thousands)
Commercial and industrial	$29,409	22.82%	0.26%	$3,518	75.52%	2.95%
Commercial real estate	64,234	49.84	0.58	869	18.66	0.73
Construction and land development	18,322	14.22	0.16	—	—	—
Residential real estate	16,575	12.86	0.15	270	5.80	0.23
Consumer	334	0.26	—	1	0.02	—
Total impaired loans	$128,874	100.00%	1.16%	$4,658	100.00%	3.91%

	December 31, 2014
	Impaired Balance	Percent of Impaired Balance	Percent of Total HFI Loans	Reserve Balance	Percent of Reserve Balance	Percent of Total Allowance
	(dollars in thousands)
Commercial and industrial	$14,122	8.47%	0.17%	$1,965	18.25%	1.78%
Commercial real estate	111,217	66.70	1.32	4,619	42.91	4.19
Construction and land development	21,748	13.04	0.26	3,112	28.91	2.82
Residential real estate	19,300	11.57	0.23	1,052	9.77	0.95
Consumer	363	0.22	—	17	0.16	0.02
Total impaired loans	$166,750	100.00%	1.98%	$10,765	100.00%	9.76%
The amount of interest income recognized on impaired loans for the years ended December 31, 2015, 2014, and 2013 was approximately $4.8 million, $5.5 million, and $6.2 million, respectively.

Allowance for Credit Losses
The following table summarizes the activity in our allowance for credit losses for the period indicated:

	Year Ended December 31,
	2015	2014	2013	2012	2011
	(dollars in thousands)
Allowance for credit losses:
Balance at beginning of period	$110,216	$100,050	$95,427	$99,170	$110,699
Provision charged to operating expense:
Commercial and industrial	18,411	14,551	5,760	21,599	1,109
Commercial real estate	(9,762)	(6,176)	2,972	15,823	21,959
Construction and land development	(1,454)	1,966	3,443	4,448	2,692
Residential real estate	(3,539)	(4,352)	228	2,088	16,256
Consumer	(456)	(1,263)	817	2,886	4,172
Total Provision	3,200	4,726	13,220	46,844	46,188
Recoveries of loans previously charged-off:
Commercial and industrial	(3,754)	(4,728)	(5,037)	(3,067)	(3,401)
Commercial real estate	(4,139)	(3,859)	(2,758)	(3,294)	(2,157)
Construction and land development	(1,872)	(2,160)	(2,060)	(2,903)	(2,154)
Residential real estate	(2,181)	(1,896)	(2,097)	(1,078)	(1,060)
Consumer	(203)	(459)	(930)	(357)	(174)
Total recoveries	(12,149)	(13,102)	(12,882)	(10,699)	(8,946)
Loans charged-off:
Commercial and industrial	5,550	4,370	4,000	17,341	9,757
Commercial real estate	—	964	8,648	19,166	22,128
Construction and land development	—	87	1,538	10,992	11,238
Residential real estate	820	1,728	5,922	7,063	19,071
Consumer	127	513	1,371	6,724	4,469
Total charged-off	6,497	7,662	21,479	61,286	66,663
Net (recoveries) charge-offs	(5,652)	(5,440)	8,597	50,587	57,717
Balance at end of period	$119,068	$110,216	$100,050	$95,427	$99,170
Net (recoveries) charge-offs to average loans outstanding - annualized	(0.06)%	(0.07)%	0.14%	0.99%	1.32%
Allowance for credit losses to gross loans	1.07	1.31	1.47	1.67	2.07

The following table summarizes the allocation of the allowance for credit losses by loan type. However, the allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

	Commercial and Industrial	Commercial Real Estate	Construction and Land Development	Residential Real Estate	Consumer	Total
	(dollars in thousands)
December 31, 2015
Allowance for Credit Losses	$71,181	$23,160	$18,976	$5,278	$473	$119,068
Percent of Total Allowance for Credit Losses	59.8%	19.5%	15.9%	4.4%	0.4%	100.0%
Percent of Gross Loans to Total Gross HFI Loans	47.3	39.3	10.3	2.9	0.2	100.0
December 31, 2014
Allowance for Credit Losses	$54,566	$28,783	$18,558	$7,456	$853	$110,216
Percent of Total Allowance for Credit Losses	49.5%	26.1%	16.8%	6.8%	0.8%	100.0%
Percent of Gross Loans to Total Gross HFI Loans	42.0	45.0	9.0	3.6	0.4	100.0
December 31, 2013
Allowance for Credit Losses	$39,657	$32,064	$14,519	$11,640	$2,170	$100,050
Percent of Total Allowance for Credit Losses	39.7%	32.0%	14.5%	11.6%	2.2%	100.0%
Percent of Gross Loans to Total Gross HFI Loans	36.3	50.0	7.9	5.1	0.7	100.0
December 31, 2012
Allowance for Credit Losses	$32,860	$34,982	$10,554	$15,237	$1,794	$95,427
Percent of Total Allowance for Credit Losses	34.4%	36.7%	11.0%	16.0%	1.9%	100.0%
Percent of Gross Loans to Total Gross HFI Loans	34.3	51.1	6.9	7.2	0.5	100.0
December 31, 2011
Allowance for Credit Losses	$25,535	$35,031	$14,195	$19,134	$5,275	$99,170
Percent of Total Allowance for Credit Losses	25.7%	35.4%	14.3%	19.3%	5.3%	100.0%
Percent of Gross Loans to Total Gross HFI Loans	27.9	53.3	8.0	9.3	1.5	100.0
The allowance for credit losses as a percentage of total loans decreased to 1.07% at December 31, 2015 from 1.31% at December 31, 2014. The total balance of the allowance for credit losses has increased due to the increase in the size of the loan portfolio. However, the increase in the allowance is not proportional to the increase in the portfolio as the Company has experienced improved credit quality in its portfolio as reflected in net recoveries achieved during the year ended December 31, 2015 as well as a change in portfolio mix toward higher rated credits. Further, the loans acquired in the Bridge acquisition were recorded at fair value and no previous allowance for credit losses was carried over therefore reducing the allowance for credit losses to total loans ratio. See "Non-GAAP Financial Measures" in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" for an allowance for credit losses to gross loans ratio that has been adjusted for acquisition accounting.

Problem Loans
The Company classifies loans consistent with federal banking regulations using a nine category grading system. These loan grades are described in further detail in "Item 1. Business” of this Form 10-K. The following table presents information regarding potential and actual problem loans, consisting of loans graded Special Mention, Substandard, Doubtful, and Loss, but still performing, and excluding acquired loans:

	December 31, 2015
	Number of Loans	Loan Balance	Percent of Loan Balance	Percent of Total HFI Loan Balance
	(dollars in thousands)
Commercial and industrial	90	$80,011	55.69%	0.72%
Commercial real estate	50	40,345	28.08	0.36
Construction and land development	3	17,734	12.34	0.16
Residential real estate	12	5,309	3.70	0.05
Consumer	8	271	0.19	—
Total	163	$143,670	100.00%	1.29%

	December 31, 2014
	Number of Loans	Loan Balance	Percent of Loan Balance	Percent of Total HFI Loan Balance
	(dollars in thousands)
Commercial and industrial	76	$24,060	23.89%	0.29%
Commercial real estate	55	53,514	53.14	0.64
Construction and land development	6	15,646	15.53	0.19
Residential real estate	16	7,121	7.07	0.08
Consumer	10	377	0.37	—
Total	163	$100,718	100.00%	1.20%

Other Assets Acquired Through Foreclosure
The following table represents the changes in other assets acquired through foreclosure:

	Year Ended December 31,
	2015
	Gross Balance	Valuation Allowance	Net Balance
	(in thousands)
Balance, beginning of period	$71,421	$(14,271)	$57,150
Additions from acquisition of Bridge	1,407	—	1,407
Transfers to other assets acquired through foreclosure, net	28,566	—	28,566
Proceeds from sale of other real estate owned and repossessed assets, net	(51,038)	5,411	(45,627)
Valuation adjustments, net	—	(182)	(182)
Gains, net (1)	2,628	—	2,628
Balance, end of period	$52,984	$(9,042)	$43,942

	2014
Balance, beginning of period	$88,421	$(21,702)	$66,719
Transfers to other assets acquired through foreclosure, net	13,777	—	13,777
Proceeds from sale of other real estate owned and repossessed assets, net	(33,643)	7,725	(25,918)
Valuation adjustments, net	—	(294)	(294)
Gains, net (1)	2,866	—	2,866
Balance, end of period	$71,421	$(14,271)	$57,150

	2013
Balance, beginning of period	$113,474	$(36,227)	$77,247
Transfers to other assets acquired through foreclosure, net	24,911	—	24,911
Additions from acquisition of Centennial	5,622	—	5,622
Proceeds from sale of other real estate owned and repossessed assets, net	(61,510)	18,268	(43,242)
Valuation adjustments, net	—	(3,743)	(3,743)
Gains, net (1)	5,924	—	5,924
Balance, end of period	$88,421	$(21,702)	$66,719

(1)
Includes net gains related to initial transfers to other assets of $0.9 million, $0.1 million, and $0.9 million during the years ended December 31, 2015, 2014, and 2013, respectively, pursuant to accounting guidance.

Other assets acquired through foreclosure consist primarily of properties acquired as a result of, or in-lieu-of, foreclosure. OREO and other repossessed property are reported at the lower of carrying value or fair value less estimated costs to sell the property. Costs relating to the development or improvement of the assets are capitalized and costs relating to holding the assets are charged to expense. The Company had $43.9 million, $57.2 million, and $66.7 million of such assets at December 31, 2015, 2014, and 2013 respectively.
At December 31, 2015, the Company held 39 OREO properties, compared to 67 at December 31, 2014.
Goodwill and Other Intangible Assets
Goodwill represents the excess consideration paid for net assets acquired in a business combination over their fair value. Goodwill and other intangible assets acquired in a business combination and determined to have an indefinite useful life are not subject to amortization, but are subsequently evaluated for impairment at least annually. The Company has goodwill of $289.6 million, which includes $266.4 million acquired in the Bridge acquisition. Intangible assets total $15.7 million at December 31, 2015, which includes $15.0 million acquired in the Bridge acquisition on June 30, 2015. The goodwill and intangible balances at December 31, 2015 are allocated to the Nevada, Northern California, and CBL operating segments. See "Note 2. Mergers, Acquisitions and Dispositions" to the Consolidated Financial Statements for further discussion of the Bridge acquisition and the allocation of goodwill and intangible assets acquired.
The Company performs its annual goodwill and intangibles impairment tests as of October 1 each year, or more often if events or circumstances indicate that the carrying value may not be recoverable. During the years ended December 31, 2015, 2014, and 2013, and there were no events or circumstances that indicated an interim impairment test of goodwill or other intangible assets was necessary, and based on the Company's annual goodwill and intangibles impairment tests as of October 1 of each of these years, it was determined that goodwill and intangible assets were not impaired.
The following is a summary of acquired intangible assets:

	December 31, 2015			December 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(in thousands)
Subject to amortization:
Core deposit intangibles	$40,804	$25,438	$15,366	$26,157	$23,468	$2,689

	December 31, 2015			December 31, 2014
	Gross Carrying Amount	Impairment	Net Carrying Amount	Gross Carrying Amount	Impairment	Net Carrying Amount
Not subject to amortization
Trade name	$350	$—	$350	$—	$—	$—
Deferred Tax Assets
For the year ended December 31, 2015, the net deferred tax asset increased $23.7 million to $86.4 million. This overall increase in the net deferred tax asset was primarily the result of increases to deferred tax assets from the effects of the Bridge merger; a change in fair market value of junior subordinated debt and AFS securities; and the increase in the allowance for credit losses.
At December 31, 2015, there is no deferred tax valuation allowance, compared to $2.3 million at December 31, 2014. The valuation allowance at December 31, 2014 related to net capital losses from ARPS securities sales and IRC Section 382 limits on NOL carryovers from the Western Liberty acquisition, which based on facts that arose during 2015 are now more-likely-than-not to be realized.
Deposits
Deposits are the primary source for funding the Company's asset growth. Total deposits increased to $12.03 billion at December 31, 2015, from $8.93 billion at December 31, 2014, an increase of $3.10 billion, or 34.7%. Deposits increased $1.74 billion from the acquisition of Bridge, with the remaining increase attributable to organic deposit growth. Non-interest-bearing demand deposits increased by $1.81 billion from December 31, 2014. Savings and money market deposits increased $1.43 billion from December 31, 2014.
WAB is a member of Promontory, a network that offers deposit placement services such as CDARS and ICS, which offer products that qualify large deposits for FDIC insurance. At December 31, 2015, the Company had $517.5 million of CDARS deposits and $714.4 million of ICS deposits, compared to $700.7 million of CDARS deposits and $481.2 million of ICS deposits at December 31, 2014. At December 31, 2015 and 2014, the Company also had $184.2 million and $257.0 million, respectively, of wholesale brokered deposits. There was also $365.6 million and $202.4 million of additional deposits as of December 31, 2015 and 2014, respectively, that the Company considers core deposits, but which are classified as brokered deposits for regulatory reporting purposes.

The average balances and weighted average rates paid on deposits are presented below:

	Year Ended December 31,
	2015		2014		2013
	Average Balance	Rate	Average Balance	Rate	Average Balance	Rate
	(dollars in thousands)
Interest checking (NOW)	$983,889	0.18%	$793,118	0.19%	$640,062	0.21%
Savings and money market	4,470,189	0.28	3,616,829	0.30	2,936,122	0.29
Time certificates of deposit	1,808,120	0.42	1,758,342	0.43	1,488,017	0.43
Total interest-bearing deposits	7,262,198	0.30	6,168,289	0.32	5,064,201	0.32
Non-interest-bearing demand deposits	3,273,138	—	2,153,686	—	1,954,248	—
Total deposits	$10,535,336	0.21%	$8,321,975	0.24%	$7,018,449	0.23%
Certificates of Deposit of $100,000 or More
The table below discloses the remaining maturity for certificates of deposit of $100,000 or more:

	December 31,
	2015	2014
	(in thousands)
3 months or less	$1,292,224	$577,084
3 to 6 months	254,927	474,826
6 to 12 months	348,965	587,348
Over 12 months	90,815	121,746
Total	$1,986,931	$1,761,004
Other Borrowings
The Company from time to time utilizes short-term borrowed funds to support short-term liquidity needs generally created by increased loan demand. The majority of these short-term borrowed funds consist of advances from the FHLB and customer repurchase agreements. The Company’s borrowing capacity with the FHLB is determined based on collateral pledged, generally consisting of securities and loans. In addition, the Company has borrowing capacity from other sources, collateralized by securities, including securities sold under agreements to repurchase, which are reflected at the amount of cash received in connection with the transaction, and may require additional collateral based on the fair value of the underlying securities. At December 31, 2015, total short-term borrowed funds consisted of customer repurchase agreements of $38.2 million and FHLB advances of $150.0 million. The Company's Senior Notes matured in September 2015, resulting in a $58.2 million decrease in short-term debt. At December 31, 2014, total short-term borrowed funds consisted of customer repurchase agreements of $54.9 million, Senior Notes with a carrying value of $58.2 million, a revolving line of credit of $25.0 million, and FHLB advances of $97.0 million.
At December 31, 2015, the Company did not have any FHLB advances classified as long-term. At December 31, 2014, total long-term debt consisted of $210.1 million of FHLB advances.
Qualifying Debt
At December 31, 2015, total qualifying debt consisted of $152.0 million of subordinated debt and junior subordinated debt of $58.4 million. At December 31, 2014, qualifying debt consisted of junior subordinated debt of $40.4 million.
On June 29, 2015, the Company issued $150.0 million of subordinated debt, which was recorded net of debt issuance costs of $1.8 million, and matures July 15, 2025. The subordinated debt has a fixed interest rate of 5.00% through June 30, 2020 and then converts to a variable rate of 3.20% plus three-month LIBOR through maturity. The carrying value of subordinated debt includes the effective portion of related hedges and is $152.0 million at December 31, 2015.

The Company has formed or acquired through mergers, eight statutory business trusts, including two new business trusts, Bridge Capital Trust I and Bridge Capital Trust II, acquired in the acquisition of Bridge on June 30, 2015. These trusts exist for the exclusive purpose of issuing Cumulative Trust Preferred Securities. All of the funds raised from the issuance of these securities were passed to the Company and are reflected in the accompanying Consolidated Balance Sheets as junior subordinated debt, with a carrying value of $58.4 million as of December 31, 2015.
The junior subordinated debt has contractual balances and maturity dates as follows:

		December 31,
Name of Trust	Maturity	2015	2014
At fair value		(in thousands)
BankWest Nevada Capital Trust II	2033	$15,464	$15,464
Intermountain First Statutory Trust I	2034	10,310	10,310
First Independent Statutory Trust I	2035	7,217	7,217
WAL Trust No. 1	2036	20,619	20,619
WAL Statutory Trust No. 2	2037	5,155	5,155
WAL Statutory Trust No. 3	2037	7,732	7,732
Total contractual balance		66,497	66,497
FVO on junior subordinated debt		(19,569)	(26,060)
Junior subordinated debt, at fair value		$46,928	$40,437
At amortized cost
Bridge Capital Holdings Trust I	2035	$12,372	$—
Bridge Capital Holdings Trust II	2036	5,155	—
Total contractual balance		17,527	—
Purchase accounting adjustment, net of accretion (1)		(6,085)	—
Junior subordinated debt, at amortized cost		$11,442	$—

Total junior subordinated debt		$58,370	$40,437

(1)	The purchase accounting adjustment is being amortized over the remaining life of the trusts, pursuant to accounting guidance.
The weighted average interest rate of all junior subordinated debt as of December 31, 2015 was 2.95%, which is three-month LIBOR plus the contractual spread of 2.34%, compared to a weighted average interest rate of 2.73% at December 31, 2014.
In the event of certain changes or amendments to regulatory requirements or federal tax rules, the debt is redeemable in whole. The obligations under these instruments are fully and unconditionally guaranteed by the Company and rank subordinate and junior in right of payment to all other liabilities of the Company. Based on guidance issued by the FRB, there will not be a phase out of grandfathered trust preferred securities for banks with assets of less than $15 billion. As such, the Company's securities continue to qualify as Tier 1 or Tier 2 Capital, with certain limitations, and will continue to qualify as the Company grows over the $15 billion threshold through organic growth. Any subsequent acquisitions by the Company once it has crossed the $15 billion threshold and the acquired entity has trust preferred securities, the acquired entity’s trust preferred securities would not qualify as Tier 1 or Tier 2 capital. If the Company crosses the $15 billion threshold as a direct result of an acquisition, neither the Company’s nor the acquired institutions instruments would continue to qualify as Tier 1 or Tier 2 capital.

Capital Resources
The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements could trigger certain mandatory or discretionary actions that, if undertaken, could have a direct material effect on the Company’s business and financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities, and certain off-balance sheet items (discussed in "Note 16. Commitments and Contingencies" to the Consolidated Financial Statements) as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.
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
As of December 31, 2015 and 2014, the Company and the Bank exceeded the capital levels necessary to be classified as well-capitalized, as defined by the banking agencies. The actual capital amounts and ratios for the Company and the Bank are presented in the following tables as of the periods indicated:

	Total Capital	Tier 1 Capital	Risk-Weighted Assets	Tangible Average Assets	Total Capital Ratio	Tier 1 Capital Ratio	Tier 1 Leverage Ratio	Common Equity Tier 1
	(dollars in thousands)
Basel III
December 31, 2015
WAL	$1,603,472	$1,341,011	$13,193,563	$13,683,148	12.2%	10.2%	9.8%	9.7%
WAB	1,485,070	1,213,304	13,073,394	13,561,251	11.4	9.3	9.0	9.3
Well-capitalized ratios					10.0	8.0	5.0	6.5
Minimum capital ratios					8.0	6.0	4.0	4.5
Basel I
December 31, 2014
WAL	$1,119,618	$1,007,278	$9,555,390	$10,367,575	11.7%	10.5%	9.7%	—
WAB	1,057,253	945,687	9,435,459	10,232,297	11.2	10.0	9.2	—
Well-capitalized ratios					10.0	6.0	5.0	—
Minimum capital ratios					8.0	4.0	4.0	—
Contractual Obligations and Off-Balance Sheet Arrangements
The Company enters into contracts for services in the ordinary course of business that may require payment for services to be provided in the future and may contain penalty clauses for early termination of the contracts. To meet the financing needs of customers, the Company has financial instruments with off-balance sheet risk, including commitments to extend credit and standby letters of credit. The Company has also committed to irrevocably and unconditionally guarantee the payments or distributions with respect to the holders of preferred securities of the Company's eight statutory business trusts to the extent that the trusts have not made such payments or distributions: 1) accrued and unpaid distributions; 2) the redemption price; and 3) upon a dissolution or termination of the trust, the lesser of the liquidation amount and all accrued and unpaid distributions and the amount of assets of the trust remaining available for distribution. The Company does not believe that these off-balance sheet arrangements have or are reasonably likely to have a material effect on its financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources. However, there can be no assurance that such arrangements will not have a future effect.

The following table sets forth our significant contractual obligations as of December 31, 2015:

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	After 5 Years
	(in thousands)
Time deposit maturities	$1,611,654	$1,507,050	$97,817	$6,787	$—
Qualifying debt	234,024	—	—	—	234,024
Other borrowings	150,000	150,000	—	—	—
Operating lease obligations	44,575	8,547	15,535	11,614	8,879
Purchase obligations	41,758	13,086	11,058	7,445	10,169
Total	$2,082,011	$1,678,683	$124,410	$25,846	$253,072
Purchase obligations primarily relate to contracts for software licensing and maintenance and outsourced service providers.
Off-balance sheet commitments associated with outstanding letters of credit, commitments to extend credit, and credit card guarantees as of December 31, 2015 are summarized below. Since commitments associated with letters of credit and commitments to extend credit may expire unused, the amounts shown do not necessarily reflect the actual future cash funding requirements.

		Amount of Commitment Expiration per Period
	Total Amounts Committed	Less Than 1 Year	1-3 Years	3-5 Years	After 5 Years
	(in thousands)
Commitments to extend credit	$3,624,578	$1,588,558	$1,401,293	$267,284	$367,443
Credit card commitments and financial guarantees	57,966	57,966	—	—	—
Standby letters of credit	50,659	42,749	5,749	2,161	—
Total	$3,733,203	$1,689,273	$1,407,042	$269,445	$367,443

The following table sets forth certain information regarding short-term customer repurchase agreements, lines of credit, FHLB advances, and 10% Senior Notes:

	December 31,
	2015	2014	2013

Customer Repurchase Accounts:
Maximum month-end balance	$53,709	$63,388	$78,185
Balance at end of year	38,155	54,899	71,192
Average balance	49,924	57,855	61,128
Lines of Credit:
Maximum month-end balance	—	25,000	50,000
Balance at end of year	—	25,000	3,000
Average balance	1,740	1,499	23,858
FHLB Advances:
Maximum month-end balance	330,000	135,300	120,000
Balance at end of year (1)	150,000	96,850	25,300
Average balance	66,493	61,459	18,215
10% Senior Notes:
Maximum month-end balance	58,444	64,945	—
Balance at end of year (2)	—	58,444	—
Average balance	38,909	62,576	—
Total Short-Term Borrowed Funds	$188,155	$235,193	$99,492
Weighted average interest rate at end of year	1.75%	3.16%	0.82%
Weighted average interest rate during year	2.26	4.15	0.63

(1)	Excludes premium of $0.1 million, and $0.6 million, respectively as of December 31, 2014 and 2013.

(2)	Excludes discount of $0.3 million as of December 31, 2014.

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
Loans acquired with deteriorated credit quality
ASC 310-30, Accounting for Certain Loans or Debt Securities Acquired in a Transfer, applies to a loan with evidence of deterioration of credit quality since its origination, and for which it is probable, at acquisition, that the investor will be unable to collect all contractually required payments receivable. For these loans accounted for under ASC 310-30, management determines the value of the loan portfolio based, in part, on work provided by an appraiser. Factors considered in the valuation are projected cash flows for the loans, type of loan and related collateral, loan grade, delinquency, and loan to value. Loans are grouped together according to similar characteristics and are treated in the aggregate when applying various valuation techniques. Loans are first evaluated individually to determine if there has been credit deterioration since origination. Once acquired loans are determined to have deteriorated credit quality, the Company evaluates such loans for common risk characteristics and aggregation into one or more pools. Common risk characteristics for pooling acquired loans may include credit ratings, loan type, collateral type, delinquency status, geographic location, loan to value, or combinations thereof. Management also estimates the amount of credit losses that are expected to be realized for individual loans by estimating the probability of default and the loss given default, which incorporates the liquidation value of collateral securing loans. These estimates are subjective. The accretion of the fair value adjustments attributable to interest rates on loans acquired with deteriorated credit quality is recorded in interest income in the Consolidated Income Statements over the estimated life of the pool. The fair value adjustment attributable to credit losses on these loans is non-accretable. When a loan is sold, paid off or transferred to OREO and liquidated, any remaining non-accretable yield is recorded in interest income.
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
Income taxes
The Company’s income tax expense, deferred tax assets and liabilities, and liabilities for unrecognized tax benefits reflect management’s best estimate of current and future taxes to be paid. We are subject to federal and state income taxes in the United States. Significant judgments and estimates are required in the determination of the consolidated income tax expense.
Deferred income taxes arise from temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements, which will result in taxable or deductible amounts in the future. In evaluating our ability to recover our deferred tax assets in the jurisdictions from which they arise, all available positive and negative evidence is considered, including scheduled reversals of deferred tax liabilities, tax planning strategies, projected future taxable income, and recent operating results. The assumptions about future taxable income require the use of significant judgment and are consistent with the plans and estimates used to manage the underlying business.
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

	December 31, 2015
	Available Balance	Outstanding Balance
	(in millions)
Unsecured fed funds credit lines at correspondent banks	$100.0	$—
Other lines with correspondent banks:
Secured other lines with correspondent banks	25.0	—
Unsecured other lines with correspondent banks	45.0	—
Total other lines with correspondent banks	$70.0	$—
In addition to lines of credit, the Company has borrowing capacity with the FHLB and FRB from pledged loans and securities. The borrowing capacity, outstanding borrowings, and available credit as of December 31, 2015 are presented in the following table:

December 31, 2015
(in millions)
FHLB:
Borrowing capacity	$1,994.9
Outstanding borrowings	150.0
Letters of credit	307.7
Total available credit	$1,537.2

FRB:
Borrowing capacity	$1,208.1
Outstanding borrowings	—
Total available credit	$1,208.1
The Company has a formal liquidity policy and, in the opinion of management, our liquid assets are considered adequate to meet cash flow needs for loan funding and deposit cash withdrawals for the next 90-120 days. At December 31, 2015, there was $1.26 billion in liquid assets, comprised of $224.8 million in cash, cash equivalents, and money market investments and $1.04 billion in unpledged marketable securities. At December 31, 2014, the Company maintained $862.5 million in liquid assets, comprised of $165.3 million of cash, cash equivalents, and money market investments, and $697.2 million of unpledged marketable securities.
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
WAB maintains sufficient funding capacity to address large increases in funding requirements, such as deposit outflows. This capacity is comprised of liquidity derived from a reduction in asset levels and various secured funding sources. On a long-term basis, the Company’s liquidity will be met by changing the relative distribution of our asset portfolios (for example, by reducing investment or loan volumes, or selling or encumbering assets). Further, the Company can increase liquidity by soliciting higher levels of deposit accounts through promotional activities and/or borrowing from correspondent banks, the FHLB of San Francisco, and the FRB. At December 31, 2015, our long-term liquidity needs primarily relate to funds required to support loan originations, commitments, and deposit withdrawals, which can be met by cash flows from investment payments and maturities, and investment sales, if necessary.
The Company’s liquidity is comprised of three primary classifications: 1) cash flows provided by operating activities; 2) cash flows used in investing activities; and 3) cash flows provided by financing activities. Net cash provided by or used in operating activities consists primarily of net income, adjusted for changes in certain other asset and liability accounts and certain non-cash income and expense items, such as the provision for credit losses, investment and other amortization and depreciation. For the years ended December 31, 2015, 2014, and 2013, net cash provided by operating activities was $212.8 million, $163.3 million, and $165.0 million, respectively.
Our primary investing activities are the origination of real estate and commercial loans, the collection of repayments of these loans, and the purchase and sale of securities. Our net cash provided by and used in investing activities has been primarily influenced by our loan and securities activities. The net increase in loans for the years ended December 31, 2015, 2014, and 2013, was $1.27 billion, $1.56 billion, and $728.8 million, respectively. There was a net increase in investment securities for the year ended December 31, 2015 of $420.2 million, compared to a net decrease of $187.0 million for the year ended December 31, 2014, and net increase of $451.1 million for the year ended December 31, 2013.
Net cash provided by financing activities has been impacted significantly by increased deposit levels. During the years ended December 31, 2015, 2014, and 2013, net deposits increased $1.36 billion, $1.09 billion, and $1.05 billion, respectively. Also, during the year ended December 31, 2015, WAB issued $150.0 million of subordinated debt, receiving proceeds of $148.2 million.
Fluctuations in core deposit levels may increase our need for liquidity as certificates of deposit mature or are withdrawn before maturity, and as non-maturity deposits, such as checking and savings account balances, are withdrawn. Additionally, we are exposed to the risk that customers with large deposit balances will withdraw all or a portion of such deposits, due in part to the FDIC limitations on the amount of insurance coverage provided to depositors. To mitigate the uninsured deposit risk, we have joined the CDARS and ICS programs, which allow an individual customer to invest up to $50.0 million and $110.0 million, respectively, through one participating financial institution or, a combined total of $150.0 million per individual customer, with the entire amount being covered by FDIC insurance. As of December 31, 2015, we had $517.5 million of CDARS and $714.4 million of ICS deposits.
As of December 31, 2015, we had $184.2 million of wholesale brokered deposits outstanding. Brokered deposits are generally considered to be deposits that have been received from a third party who is engaged in the business of placing deposits on behalf of others. A traditional deposit broker will direct deposits to the banking institution offering the highest interest rate available. Federal banking laws and regulations place restrictions on depository institutions regarding brokered deposits because of the general concern that these deposits are not relationship based and are at a greater risk of being withdrawn and placed on deposit at another institution offering a higher interest rate, thus posing liquidity risk for institutions that gather brokered deposits in significant amounts. There was also $365.6 million and $202.4 million of additional deposits as of December 31, 2015 and 2014, respectively, that the Company considers core deposits, but which are classified as brokered deposits for regulatory reporting purposes.
Federal and state banking regulations place certain restrictions on dividends paid. The total amount of dividends which may be paid at any date is generally limited to the retained earnings of the bank. Dividends paid by WAB to the Parent would be prohibited if the effect thereof would cause the bank’s capital to be reduced below applicable minimum capital requirements. WAB and LVSP paid dividends to the Parent in the amount of $132.0 million and $8.9 million, respectively, during the year ended December 31, 2015.
Recent accounting pronouncements
In June 2014, the FASB issued guidance within ASU 2014-11, Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures. The amendments in ASU 2014-11 to Topic 860, Transfers and Servicing, change the accounting for repurchase-to-maturity transactions to secured borrowing accounting and, for repurchase financing arrangements, the amendments require separate accounting for a transfer of a financial asset executed contemporaneously with a repurchase agreement with the same counterparty, which will result in secured borrowing accounting for the repurchase agreement. An entity is required to present changes in accounting for transactions outstanding on the effective date as a cumulative-effect adjustment to retained earnings as of the beginning of the period of adoption. The accounting changes are effective for the first interim or annual period beginning after December 15, 2014. The amendments also require disclosure of information about certain transactions accounted for as a sale in which the transferor retains substantially all of the exposure to the economic return on the transferred financial assets through an agreement with the same counterparty. An entity will also be required to disclose information about repurchase agreements, securities lending transactions, and repurchase-to-maturity transactions that are accounted for as secured borrowings. The disclosure for certain transactions accounted for as a sale is required to be presented for interim and annual periods beginning after December 15, 2014 and the disclosure for repurchase agreements, securities lending transactions, and repurchase-to-maturity transactions accounted for as secured borrowings is required to be presented for annual periods beginning after December 15, 2014, and for interim periods beginning after March 15, 2015. The adoption of this guidance did not have a material impact on the Company’s Consolidated Financial Statements.

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
In November 2015, the FASB issued guidance within ASU 2015-17, Income Taxes. The amendments in ASU 2015-17 to Topic 740, Income Taxes, changes the presentation of deferred income tax liabilities and assets, from previously bifurcated current and noncurrent, to a single noncurrent amount on the classified statement of financial position. The amendment is effective from the annual period ending after December 15, 2016, and for and interim periods within those annual periods. Early application is permitted. The adoption of this guidance is not expected to have a material impact on the Company's Consolidated Financial Statements.
In January 2016, the FASB issued guidance within ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities. The amendments in ASU 2016-01 to Subtopic 825-10, Financial Instruments, contain the following elements: 1) require equity investments to be measured at fair value with changes in fair value recognized in net income; 2) simplify the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment; 3) eliminates the requirement for public entities to disclose the methods and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet; 4) requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; 5) requires an entity to present separately in OCI the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments; 6) requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or accompanying notes to the financial statements; 7) clarifies that the entity should evaluate the need for a valuation allowance on a deferred tax asset related to AFS securities in combination with the entity's other deferred tax assets. The amendments are effective for fiscal years beginning after December 15, 2017, and for interim periods within those fiscal years. Except for the early application of the amendment noted in item 5) above, early adoption of the amendments in this Update is not permitted. See discussion in Recently adopted accounting guidance below for further discussion of the Company's election to early adopt this element of ASU 2016-01.

Recently adopted accounting guidance
In January 2014, the FASB issued guidance within ASU 2014-04, Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure. The objective of the amendments in ASU 2014-04 to Topic 310, Receivables - Troubled Debt Restructurings by Creditors, is to clarify when an in substance repossession or foreclosure occurs, that is, when a creditor should be considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan such that the loan receivable should be derecognized and the real estate property recognized. The amendments are effective for fiscal years, and interim periods within those years, beginning after December 31, 2014. An entity can elect to adopt the amendments using either a modified retrospective transition method or a prospective transition method. Early adoption is permitted. The adoption of this guidance did not have a material impact on the Company’s Consolidated Financial Statements.
In the second quarter of 2015, the Company adopted the amended guidance within ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs. The amendments in ASU 2015-03 to Subtopic 835-30, Interest - Imputation of Interest, require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. On June 29, 2015, the Company issued $150.0 million in subordinated debt. As a result of the adoption of this amended guidance, subordinated debt was recorded net of related issuance costs of $1.8 million. Prior period balances were not adjusted for the change in accounting principle as unamortized debt issuance costs were not significant.
In the third quarter 2015, the Company elected early adoption of the amended guidance within ASU 2015-16, Simplifying the Accounting for Measurement-Period Adjustments. Under current GAAP, the acquirer is required to retrospectively adjust the provisional amounts recognized at the acquisition date with a corresponding adjustment to goodwill and is also required to revise comparative information for prior periods presented in the financial statements. The amendments in ASU 2015-16 to Topic 805, Business Combinations, require that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The amendments in this Update also require that the acquirer record, in the same period's financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. An entity is required to present separately on the face of the income statement or disclose in the notes the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustments to the provisional amounts had been recognized as of the acquisition date. As a result of the adoption of this amended guidance, all measurement period adjustments identified during the quarter have been recognized in the current reporting period. As the closing date of the Bridge acquisition was June 30, 2015, Bridge's results of operations were not included in the Company's results until July 1, 2015. Accordingly, there are no amounts recorded in current-period earnings that would have been recorded in previous reporting periods if the adjustments to the provisional amounts had been recognized as of the acquisition date. See "Note 2. Mergers, Acquisitions and Dispositions" to the Consolidated Financial Statements for further discussion of the measurement period adjustments identified and recognized during the current reporting period.
In January 2016, and effective January 1, 2015, the Company elected early adoption of an element of ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities, which relates to the accounting for changes in the fair value of its own liabilities when the fair value option for financial instruments has been elected. As mentioned above, under this portion of this amended standard, the portion of the total change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value is presented separately in other comprehensive income rather than being recognized in the income statement at each reporting period. As the Company's junior subordinated debt are variable rate instruments, that fair value movement relates to credit risk and therefore the fair value adjustment qualifies for presentation in other comprehensive income. See "Note 10. Qualifying Debt" to the Consolidated Financial Statements for additional detail on the impact that adoption has had on the current reporting period.

SUPERVISION AND REGULATION
Bank holding companies and banks operate in an extensively regulated environment under state and federal law. These laws and regulations are intended primarily for the protection of depositors and the FDIC's DIF and not for the benefit of stockholders or creditors. The following discussion is only intended to summarize some of the significant statutes and regulations that affect the banking industry, and therefore is not a comprehensive survey of the statutory and regulatory landscape. These summaries are not intended to be complete and are qualified in their entirety by reference to the particular statute or regulation described. Moreover, the Dodd-Frank Wall Street Reform and Consumer Protection Act, or Dodd-Frank Act, and its implementing regulations have made multiple changes to the regulation, supervision, examination, and operation of financial institutions. These regulations have been in effect for only a limited time, and we cannot predict the long-term impact their implementation will have on capital, credit, and real estate markets or on our operations and activities.
Regulatory oversight of financial institutions, including banks and bank holding companies, has increased in recent periods. Regulators conduct a variety of evaluations, including compliance and safety and soundness examinations. As a result of these reviews, regulators may require that we change our practices or policies, write down assets or increase reserves (and therefore reduce our capital base), and take or omit to take other actions as deemed prudent by the regulator. Given the implementation of new laws and regulations, we cannot predict the outcome of future regulatory evaluations or whether we will become subject to conditions, policies, or directives resulting from regulatory evaluations.
The Dodd-Frank Wall Street Reform and Consumer Protection Act
As a result of the financial crisis, the U.S. Congress passed and, on July 21, 2010, President Obama signed the Dodd-Frank Act into law. The Dodd-Frank Act has had, and will continue to have, a broad impact on the financial services industry. The federal regulatory agencies have issued a number of requests for public comment, proposed rules, and final regulations to implement the requirements of the Dodd-Frank Act. The following items provide a brief description of the impact of the Dodd-Frank Act on the operations and activities, both currently and prospectively, of the Company and its subsidiaries.
Deposit Insurance. The Dodd-Frank Act and implementing final rules from the FDIC make permanent the $250,000 deposit insurance limit for insured deposits. The assessment base against which an insured depository institution’s deposit insurance premiums paid to the DIF are calculated has been revised to use the institution’s average consolidated total assets less its average equity rather than its deposit base. These provisions could increase the FDIC deposit insurance premiums paid by WAB. The FDIC has also proposed rules implementing a Dodd-Frank Act requirement to raise the DIF's reserve ratio from 1.15% to 1.35%. If finalized, these rules will likely increase deposit insurance assessments for banks with more than $10 billion in total consolidated assets, including WAB.
Increased Capital Standards. The federal banking agencies have issued rules to establish increased minimum leverage and risk-based capital requirements for banks and bank holding companies. Among other things, these capital requirements changed the types of securities and other instruments that bank holding companies are permitted to use as qualifying regulatory capital going forward and may have an impact on the nature and amount of capital we raise in the future, if any. Compliance with heightened capital standards also affects the revenue-producing assets we originate or hold, which could result in changes to our revenue generation from such assets.
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

Corporate Governance. The Dodd-Frank Act addresses many corporate governance and executive compensation matters that have affected or will affect most U.S. publicly-traded companies, including us. The Dodd-Frank Act: 1) grants stockholders of U.S. publicly-traded companies an advisory vote on executive compensation; 2) adds disclosure and voting requirements for golden parachute compensation that is payable to named executive officers in connection with sale transactions; 3) enhances independence requirements for compensation committee members; 4) requires compensation committees to select compensation consultants, counsel, or other advisers only after considering certain factors that affect their independence; 5) will require companies listed on national securities exchanges to adopt incentive-based compensation claw-back policies for executive officers; 6) will require U.S. publicly-traded companies to disclose information that shows the relationship between executive compensation and financial performance and the ratio of the compensation of the CEO to the median compensation of employees; 7) provides the SEC with authority to issue rules requiring companies to include stockholder nominees for director in their proxy materials and to adopt procedures for companies to comply with these new rules; and 8) imposes disclosure requirements and limitations on incentive compensation arrangements. The SEC has adopted final implementing rules regarding the stockholder advisory vote on compensation, golden parachute payments, compensation committee independence, compensation advisers, and CEO-to-median employee pay ratio disclosures. The SEC has also proposed rules on required recovery of executive compensation (clawbacks) and disclosures of pay for performance terms and employee and director hedging. The SEC also promulgated rules, which would have required public companies, under certain circumstances, to include stockholder-nominated candidates for director in their proxy statements. These proxy access rules were subsequently invalidated by a federal appeals court decision, though the SEC could propose new rules in the future. In addition, the SEC amended an existing rule, which is unaffected by the federal appeals court’s decision, that may require companies to include in their proxy materials stockholder proposals that seek to adopt procedures for including stockholder director nominees in future company proxy materials. In addition, six federal regulatory agencies published a proposed rule on disclosure and regulation of incentive-based compensation arrangements in 2011. The rule was never finalized and, although observers believed a final rule would be published in June 2015, it has not been forthcoming.
Although the Dodd-Frank Act contains some specific timelines for the Federal regulatory agencies to follow, in some instances, the agencies have been unable to meet these deadlines and it remains unclear when implementing rules will be proposed and finalized for some required rulemakings. We continue to monitor the rulemaking process and, while our current assessment is that the Dodd-Frank Act and the implementing regulations will not have a materially greater effect on us than the rest of the industry, given the uncertainty associated with the manner in which certain provisions of the Dodd-Frank Act will be implemented, and lack of clear understanding of the impact of those provisions that have been enacted on our operations, the full extent of the impact such requirements will have on our operations is unclear. The changes resulting from the Dodd-Frank Act may impact the profitability of our business activities, require changes to certain of our business practices, require new policies and procedures to comply with new requirements, impose upon us more stringent capital, liquidity, and leverage requirements or otherwise adversely affect our business.
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
Bank Holding Company Regulation
General. WAL is a bank holding company, registered with the Board of Governors of the Federal Reserve or the Federal Reserve, under the BHCA. As such, the Federal Reserve is the Company’s primary federal regulator, and the Company is subject to extensive regulation, supervision, and examination by the Federal Reserve. The Company must file reports with the Federal Reserve and provide it with such additional information as it may require.
A bank holding company is required to serve as a source of financial and managerial strength for its subsidiary banks and may not conduct its operations in an unsafe or unsound manner. The Company must stand ready to use its available resources to provide adequate capital to its subsidiary bank during a period of financial stress or adversity and should maintain the financial flexibility and capital-raising capacity to obtain additional resources for assisting its subsidiary bank. Such support may be required at times when, absent this statutory requirement and the Federal Reserve’s policy, a bank holding company may not be inclined to provide it. The expectation to serve as a source of financial strength is in addition to certain guarantees required under the prompt corrective action provisions discussed below. A bank holding company’s failure to meet these obligations will generally be considered by the Federal Reserve to be an unsafe and unsound banking practice or a violation of Federal Reserve regulations, or both.

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
Holding Company Non-bank Ownership. With certain exceptions, the BHCA prohibits a bank holding company from acquiring or retaining, directly or indirectly, ownership or control of more than 5% of the outstanding voting shares of any company that is not a bank or bank holding company, or from engaging, directly or indirectly, in activities other than those of banking, managing or controlling banks, or providing services for its subsidiaries. The principal exceptions to these prohibitions involve certain non-bank activities that have been identified, by statute or by Federal Reserve regulation or order, as activities so closely related to the business of banking or of managing or controlling banks as to be a proper incident thereto. Business activities that have been determined to be related to banking, and therefore appropriate for bank holding companies and their affiliates to engage in, include securities brokerage services, investment advisory services, fiduciary services, and certain management advisory and data processing services, among others.
Bank holding companies that qualify and elect to become financial holding companies may engage in a broader range of non-bank activities that have been identified by the GLBA, or by Federal Reserve and Treasury regulation, as financial in nature or incidental to a financial activity. The Federal Reserve may also determine that a financial holding company may engage in certain activities that are complementary to a financial activity. Activities that are defined as financial in nature include securities underwriting, dealing and market making, sponsoring mutual funds and investment companies, engaging in insurance underwriting and agency activities, and making merchant banking investments in non-financial companies. In order to become and remain a financial holding company, a bank holding company and its bank subsidiaries, must be well-capitalized, well-managed, and, except in limited circumstances, have at least satisfactory CRA ratings. A financial holding company must also file a certification with the Federal Reserve that all of its depository institution subsidiaries are well-capitalized and well-managed. If, after becoming a financial holding company and undertaking activities not permissible for a bank holding company, the company fails to continue to meet any of the prerequisites for financial holding company status, the company must enter into an agreement with the Federal Reserve to comply with all applicable capital and management requirements. If the company does not return to compliance within 180 days, the Federal Reserve may order the company to divest its subsidiary bank or the company may discontinue or divest investments in companies engaged in impermissible bank holding company activities. On March 30, 2009, the Company withdrew its election to be a financial holding company, and is now required to limit its activities to those permissible for a bank holding company.
Change in Control. In the event that the BHCA is not applicable to a person or entity, the Change in Bank Control Act of 1978 requires prior notice to the appropriate federal banking agency before any person or entity may acquire “control” of a bank or bank holding company. A limited number of exemptions apply to such transactions. Under the Change in Bank Control Act, control is deemed to exist if a person or entity acquires 25% or more of the outstanding shares of any class of voting stock of the bank holding company or insured depository institution. Control is presumed to exist, subject to rebuttal, if a person or entity acquires 10% or more but less than 25% of such voting stock and either the issuer has a class of registered securities under Section 12 of the Exchange Act, or no other person or entity will own, control or hold the power to vote a greater percentage of such voting stock immediately after the transaction. In some instances, such as when an investor is a private equity fund, the Federal Reserve may require information from an entity acquiring 5% or more of a class of voting securities of a bank or bank holding company.
The Federal Reserve has stated that generally, upon an investor's execution of certain commitments demonstrating than an investment in a bank or bank holding company is passive and non-controlling, it will be able to conclude that the investor does not have “control” of the bank or bank holding company if it does not own in excess of 15% of the voting power and 33% of the total equity of the relevant bank or bank holding company. Under this guidance, the Federal Reserve may permit the non-controlling investor to have up to two board seats if the investor’s aggregate board representation is proportionate to its total voting interest in the bank or bank holding company but does not exceed 25% of the voting members of the board and another stockholder of the bank or bank holding company controls the bank or bank holding company under the BHCA. The Federal Reserve has also set forth the terms of nonvoting equity securities it will deem to be voting securities and gives examples of other indicia of control beyond just equity ownership limits.
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
Banking entities are expected to establish a compliance program as soon as practicable, but in no event later than July 21, 2015. Banking entities that do not engage in activities covered by the Volcker Rule are not required to develop a compliance program and such banking entities need only develop a compliance program before engaging in any such activities. Although the Volcker Rule became effective on July 21, 2012, it provided for a two-year conformance period to allow banking entities to wind down their prohibited trading operations and investments. After the Federal Reserve extended the conformance period for an additional year, the Volcker Rule became effective on July 21, 2015. For banks and bank holding companies with interests in legacy CLOs or legacy covered fund relationships (meaning interests in certain CLOs or relationships with covered funds where the interest or relationship was formed prior to December 31, 2013, the Federal Reserve has extended the conformance period until July 21, 2017.
Risk Committee and Risk Management Framework. Publicly-traded bank holding companies with $10 billion or more in total consolidated assets are required to establish a Board risk committee responsible for oversight of enterprise-wide risk management practices. The committee must be chaired by an independent director and include at least one member with experience in identifying, assessing, and managing risk exposures of large, complex firms. We passed $10 billion in total assets as of the quarter ending June 30, 2014 and, although compliance with this requirement did not begin until July 1, 2015, in anticipation of passing the $10 billion total assets threshold, we established a Board risk committee in April 2014.
In addition, publicly-traded bank holding companies with $10 billion or more in total consolidated assets are required to have a global risk management framework commensurate with their structure, risk profile, complexity, activities, and size. The risk management framework must include risk management policies and procedures, as well as processes and controls to implement them. The Company has adopted a compliant global risk management framework.
Stress Testing. Pursuant to the Dodd-Frank Act, any banking organization, including both a bank holding company and a depository institution, with more than $10 billion in total consolidated assets and regulated by a federal financial regulatory agency is required to conduct annual stress tests to ensure it has sufficient capital and liquidity during periods of economic downturn. The Federal Reserve and the FDIC release stress-test scenarios no later than February 15 of each year, and banking organizations are required to submit the results of their tests to the appropriate regulator by July 31 of the same year. The results of each year's stress tests are publicly disclosed in October, following each banking organization’s submission. A banking organization that crosses the $10 billion total consolidated assets threshold after March 31 of any given year must conduct its first annual company-run stress test in the second calendar year after the year in which it crossed the applicability threshold. We passed the $10 billion threshold after March 31, 2014, so our first annual stress test will occur in the first quarter of 2016 and will be submitted to the appropriate federal regulators by July 31, 2016. Public disclosure of the results is required by no later than October 31, 2016. Following the consolidation of our three subsidiary banks into a single bank charter, the vast majority of our assets are held in WAB. WAB’s total assets also passed $10 billion and we will be required to conduct stress tests at both the holding company and bank level.
State Law Restrictions. As a Delaware corporation, the Company is subject to certain limitations and restrictions under applicable Delaware corporate law. For example, Delaware law imposes restrictions relating to indemnification of directors, maintenance of books, records, and minutes, and observance of certain corporate formalities.
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
Bank Regulation
General. WAL is a bank holding company headquartered in Phoenix, Arizona, incorporated under the laws of the state of Delaware. WAL provides a full spectrum of deposit, lending, treasury management, and online banking products and services through its wholly-owned banking subsidiary, WAB. WAB operates the following full-service banking divisions: ABA in Arizona, BON in Southern Nevada, Bridge in Northern California, FIB in Northern Nevada, and TPB in Southern California. The Company also serves business customers through a national platform of specialized financial services including AAB, Corporate Finance, Equity Fund Resources, Life Sciences Group, Mortgage Warehouse Lending, Public Finance, Renewable Energy Group, Resort Finance, and Technology Finance.
WAB was a state-chartered, non-member bank and was subject to regulation, supervision and examination at the federal level by the FDIC during 2014. On January 30, 2015, WAB became a member of the Federal Reserve System and now both WAL and WAB are regulated by the FRB. In addition, WAB is chartered in Arizona and is subject to supervision by the Arizona Department of Financial Institutions.
Federal and state banking laws and the implementing regulations promulgated by the federal and state banking regulatory agencies cover most aspects of the Bank's operations, including capital requirements, reserve requirements against deposits, and for possible loan losses and other contingencies, dividends, and other distributions to stockholders, customers’ interests in deposit accounts, payment of interest on certain deposits, permissible activities and investments, securities that a bank may issue, and borrowings that a bank may incur, rate of growth, number and location of branch offices, and acquisition and merger activity with other financial institutions. Also, certain provisions applicable to bank holding companies discussed above, such as the Change in Bank Control Act, the Volcker Rule and the annual stress testing requirements for institutions with total consolidated assets in excess of $10 billion, are also applicable to banks.
Deposit Insurance Assessments. Deposits in WAB are insured by the FDIC to applicable limits through the DIF. The Company’s subsidiary bank is required to pay deposit insurance premiums, which are generally assessed semiannually and paid quarterly. The FDIC utilizes a risk-based assessment system that imposes insurance premiums based upon a risk matrix that takes into account a bank’s capital level and supervisory rating. The risk matrix utilizes four risk categories which are distinguished by capital levels and supervisory ratings. As of September 30, 2015, WAB is classified as, and subject to the scorecard for, a large and highly complex institution, as discussed more fully below, to determine its total base assessment rate. Banks with higher levels of capital and a low degree of supervisory concern are assessed lower premiums than banks with lower levels of capital or a higher degree of supervisory concern.
The base for deposit insurance assessments is equal to average consolidated total assets during the assessment period less average tangible equity capital during the assessment period. The bank's average consolidated total assets and average tangible equity capital are defined in the schedule of quarterly averages in the Consolidated Reports of Condition and Income, commonly referred to as Call Reports, using a daily averaging method. For banking institutions with $10 billion or more in assets, the FDIC uses a method for calculating assessment rates based on scores for the bank's CAMELS rating, and two other scores for the bank's ability to withstand asset-related or funding-related stress. In addition, the FDIC has the ability to adjust a large bank's assessment depending on certain risk factors not captured in the three scores. The goal of the new pricing system is to raise assessment rates on larger banks with complex or high-risk operations.
On February 7, 2011, the FDIC approved a final rule to implement deposit insurance assessment changes called for under the Dodd-Frank Act. The final rate schedule went into effect on April 1, 2011. The deposit insurance initial base assessment rates currently range from 5 basis points (for a financial institution in Risk Category I) to 35 basis points (for financial institutions in Risk Category IV), but may be increased or decreased depending on certain base-rate adjustments. For banks with $10 billion or more in assets, the initial base assessment rate ranges from 5 to 35 basis points. After the effect of potential base-rate adjustments, the total base assessment rate could range from 2.5 to 45 basis points.
Once the reserve ratio reaches 1.15%, the rate schedule will shift downwards, with initial base assessment rates ranging from 3 basis points (for a Risk Category I institution) to 30 points (for a Risk Category IV institution). For banks with $10 billion or more in assets like WAB, the initial base rate ranges from 3 to 30 basis points, and the total base assessment rate could range from 1.5 to 40 basis points after the effect of potential base-rate adjustments. As of September 30, 2015, the DIF’s reserve ratio was 1.09%, and is expected to reach 1.15% in fourth quarter 2015 or first quarter 2016. In addition, the FDIC collects the FICO deposit assessments on assessable deposits. FICO assessments are set quarterly, and were set at 0.6 basis points for the first, second, and fourth quarter 2015 and 0.58 basis points for the third quarter 2015. The FICO assessment rate for the first quarter of 2016 is 0.58 basis points.
The Dodd-Frank Act also increased the minimum target DIF ratio from 1.15% of estimated insured deposits to 1.35% of estimated insured deposits. The FDIC must seek to achieve the 1.35% ratio by September 30, 2020. In setting the assessments necessary to achieve the 1.35% ratio, the FDIC is required to offset the effect of the increased ratio on insured institutions with assets of less than $10 billion. In October 2015, the FDIC issued a proposed rule to implement these requirements by imposing a deposit insurance assessment surcharge on insured depository institutions with assets of $10 billion or more and providing assessment credits to insured depository institutions with less than $10 billion in assets if the reserve ratio meets 1.40%. The surcharge would apply in the quarter after the reserve ratio reaches 1.15% and would be equal to an additional 1.125 basis points per quarter (4.5 basis points annually) on regular assessments. As mentioned above, as of September 30, 2015, the DIF’s reserve ratio was 1.09%, and is expected to reach 1.15% in fourth quarter 2015 or first quarter 2016. If the reserve ratio does not reach 1.35% by December 31, 2018 through use of the surcharge, the FDIC will impose an additional, one-time shortfall assessment on banks with more than $10 billion in assets on March 31, 2019, to be paid by June 30, 2019. If WAB remains over the $10 billion threshold it will be subject to the surcharge once the reserve ratio reaches 1.15%.
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
Debit Interchange Fees. Section 1075 of the Dodd-Frank Act, often referred to as the Durbin Amendment, amends the federal Electronic Fund Transfer Act to set standards for the pricing of interchange transaction fees on electronic debit transactions. The Durbin Amendment’s limitations on debit card interchange fees did not initially apply to the Company or WAB due to an exemption for debit card issuers which, together with their affiliates, parent companies, and subsidiaries have assets of less than $10 billion. However, since the Company's total consolidated assets now exceed $10 billion, WAB began complying with the restrictions on debit card interchange fees on July 1, 2015. Losing the exemption from the Durbin Amendment’s requirements negatively affected the amount of revenue we receive from debit card interchange fees. In 2015, we earned $1.4 million from debit card interchange fees, compared to $2.0 million in 2014.
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
The Federal Reserve and the FDIC require banking organizations to maintain a minimum amount of Tier 1 capital relative to average total assets, referred to as the leverage ratio. The principal objective of the leverage ratio is to constrain the maximum degree to which a banking organization may leverage its equity capital base. Effective January 1, 2015, all banking organizations are required to maintain a Tier 1 capital to average total assets ratio of 4.0%. The Federal Reserve and the FDIC have the discretion to set higher minimum capital requirements for specific institutions. Furthermore, the Federal Reserve has previously indicated that it may consider a “tangible Tier 1 capital leverage ratio” (thereby deducting all intangibles from Tier 1 capital) and other indicators of capital strength in evaluating proposals for expansion or new activities. The Company’s Tier 1 leverage ratio at December 31, 2015 was 9.8%. A bank that does not achieve and maintain the required capital levels may be issued a capital directive by the Federal Reserve or the FDIC, as appropriate, to ensure the maintenance of required capital levels.
The federal regulatory authorities’ risk-based capital guidelines are based upon the 1988 capital accord (“Basel I”) of the Basel Committee on Banking Supervision (the “Basel Committee”). The Basel Committee is a committee of central banks and bank supervisors/regulators from the major industrialized countries that develops broad policy guidelines for use by each country’s supervisors in determining the supervisory policies they apply. Since 2004, the Basel Committee has published several capital accords, the most recent of which was in 2010 referred to as Basel III, although many of the changes required by the Dodd-Frank Act have largely surpassed the regulatory requirements called for by Basel III. The Federal Reserve Board in July 2013 and the FDIC in September 2013 promulgated final rules implementing Basel III, providing for a strengthened set of capital requirements, as well as the risk-weighting approach under prior capital rules.
The capital framework under the Basel III final rule will replace the existing regulatory capital rules for all banks, savings associations, and U.S. bank holding companies with greater than $500 million in total assets, and all savings and loan holding companies. Effective on January 1, 2015 the final rules required:

•	A ratio of common equity tier 1 capital to total risk-weighted assets of not less than 4.5%;

•	A minimum leverage capital ratio of 4.0% for all banking organizations;

•	A minimum tier 1 risk-based capital ratio of 6.0%; and

•	A minimum total risk-based capital ratio of 8.0%.
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
Prompt Corrective Action. Federal banking agencies possess broad powers to take corrective and other supervisory action to resolve problems at insured depository institutions, including institutions that fall below one or more of the prescribed minimum capital ratios described above. The federal banking regulators are required to take “prompt corrective action” with respect to capital-deficient institutions. Further, an institution that is classified as "well-capitalized," "adequately capitalized," or "undercapitalized" based on its regulatory capital levels, may nonetheless be treated as though it was in the next lower capital category if its primary federal banking supervisory authority, after notice and opportunity for hearing, determines that an unsafe or unsound condition or practice warrants such treatment.
At each successively lower capital category, an insured depository institution is subject to additional restrictions. Also, a parent bank holding company of an undercapitalized bank must financially guarantee that a subsidiary bank that adopts a capital restoration plan will meet its plan obligations, in an amount not to exceed 5% of the subsidiary bank’s assets or the amount required to meet regulatory capital requirements, whichever is less. Any capital loans made by a bank holding company to a subsidiary bank are subordinated to the claims of depositors in the bank and to certain other indebtedness of the subsidiary bank. In the event of the bankruptcy of a bank holding company, any commitment by the bank holding company to a federal banking regulatory agency to maintain the capital of a subsidiary bank would be assumed by the bankruptcy trustee and would be entitled to priority of payment.
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

As mentioned above, in July 2013, the Federal Reserve Board promulgated a final rule and the FDIC promulgated an interim final rule implementing Basel III, providing revised prompt corrective action ratios effective on January 1, 2015. Under the new regulations, certain changes to the prompt corrective action ratios have been implemented, including an increase in the Tier I risk-based capital ratios as follows:

•	“Well capitalized” increased from 6% or greater to 8% or greater;

•	“Adequately capitalized” increased from 4% or greater to 6% or greater;

•	“Undercapitalized” increased from less than 4% to less than 6%; and

•	“Significantly undercapitalized” increased from less than 3% to less than 4%.
Additionally, an institution’s common equity Tier I risk-based capital ratio would be required to be 6.5% or greater to be deemed “well capitalized,” 4.5% or greater to be considered “adequately capitalized,” less than 4.5% to be deemed “undercapitalized,” 3.0% or less to be deemed “significantly undercapitalized” and equal to or less than 2.0% to be deemed “critically undercapitalized.”
Dividends. The Company has never declared or paid cash dividends on its common stock. The Company currently intends to retain any future earnings for future growth and does not anticipate paying any cash dividends in the foreseeable future. Any determination in the future to pay dividends will be at the discretion of WAL's Board of Directors and will depend on the company’s earnings, financial condition, results of operations, business prospects, capital requirements, regulatory restrictions, contractual restrictions, and other factors that the Board of Directors may deem relevant.
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
Redemption. A bank holding company may not purchase or redeem its equity securities without the prior written approval of the Federal Reserve if the purchase or redemption combined with all other purchases and redemptions by the bank holding company during the preceding twelve months equals or exceeds 10% of the bank holding company’s consolidated net worth.

However, prior approval is not required if the bank holding company is well-managed, not the subject of any unresolved supervisory issues, and both before and immediately after the purchase or redemption is well-capitalized.
Increasing Competition in Financial Services
The Dodd-Frank Act has established new standards for branching by out-of-state banks. Under the new standard, a bank may establish a de novo branch in any location in any state where a bank chartered in that state would be permitted to locate a branch.
Selected Regulation of Banking Activities
Transactions with Affiliates. Banks are subject to restrictions imposed by Sections 23A and 23B of Federal Reserve Act and regulations adopted by the Federal Reserve thereunder with regard to extensions of credit to affiliates, investments in securities issued by affiliates and the use of affiliates’ securities as collateral for loans to any borrower. Specifically, WAB may only engage in lending and other “covered transactions” with non-bank affiliates to the following extent: 1) in the case of any single such affiliate, the aggregate amount of covered transactions of the bank and its subsidiaries may not exceed 10% of the capital stock and surplus of the bank; and 2) in the case of all affiliates, the aggregate amount of covered transactions of the bank and its subsidiaries may not exceed 20% of the capital stock and surplus of the bank. Covered transactions are also subject to certain collateralization requirements. “Covered transactions” are defined by statute to include a loan or extension of credit, as well as a purchase of securities issued by an affiliate, a purchase of assets (unless otherwise exempted by the Federal Reserve) from the affiliate, the acceptance of securities issued by the affiliate as collateral for a loan, and the issuance of a guarantee, acceptance or letter of credit on behalf of an affiliate. The Dodd-Frank Act has expanded the definition of covered transactions and increased the timing and other aspects of the collateral requirements associated with covered transactions. All covered transactions, including certain additional transactions (such as transactions with a third party in which an affiliate has a financial interest), must be conducted on prevailing market terms and on terms substantially the same, or at least as favorable to the bank, as those prevailing at that time for comparable transactions with or involving non-affiliated persons. These laws and regulations may limit the ability of the Company to obtain funds from WAB for its cash needs, including funds for payment of dividends, interest, and operational expenses.
Insider Credit Transactions. Banks also are subject to certain restrictions regarding extensions of credit to executive officers, directors, or principal stockholders of a bank and its affiliates or to any related interests of such persons (i.e., insiders). All extensions of credit to insiders must be made on substantially the same terms and pursuant to the same credit underwriting procedures as are applicable to comparable transactions with persons who are neither insiders nor employees, and must not involve more than the normal risk of repayment or present other unfavorable features. Insider loans also are subject to certain lending limits, restrictions on overdrafts to insiders, and requirements for prior approval by the bank’s board of directors. In addition to enhancing restrictions on insider transactions, the Dodd-Frank Act increases the types of transactions with insiders subject to these restrictions, including certain asset sales with insiders.
Lending Limits. In addition to the limits set forth above, state banking law generally limits the amount of funds that a bank may lend to a single borrower. Under Arizona law, the obligations of one borrower to a bank may not exceed 20% of the bank’s capital, plus an additional 10% of its capital if the additional amounts are fully secured by readily marketable collateral.
Banking Agency Loan Guidance. In December 2006, the Federal Reserve, FDIC, and other federal banking agencies issued final guidance on sound risk management practices for concentrations in CRE, or CRE lending. The CRE guidance provided supervisory criteria, including numerical indicators to direct examiners in identifying institutions with potentially significant CRE loan concentrations that may warrant greater supervisory scrutiny. The CRE criteria do not constitute limits on CRE lending, but the CRE guidance does provide certain additional expectations, such as enhanced risk management practices and levels of capital, for banks with concentrations in CRE lending. The FDIC issued additional guidance in March 2008 reinforcing the 2006 guidance and addressing steps institutions with potentially significant CRE concentrations should take to reduce or mitigate the risk of the concentration.
During 2007, the Federal Reserve, FDIC, and other federal banking agencies issued final guidance on subprime mortgage lending to address issues relating to certain subprime mortgages, especially adjustable-rate mortgage products that can cause payment shock. The subprime guidance described the prudent safety and soundness and consumer protection standards that the regulators expect banks and financial institutions to follow to ensure borrowers obtain loans they can afford to repay.
In December 2015, the federal banking agencies released a statement noting that CRE asset and lending markets are experiencing growth. The banking agencies stated they had identified certain risk management trends among underwriting policy exceptions and CRE concentration risk monitoring that have caused concern and encouraged financial institutions active in the CRE market to review their risk management practices, capital levels, and underwriting policies. The banking agencies noted that supervisors would continue to pay special attention to risks associated with CRE lending, including whether an institution has implemented the principles described in their 2006 CRE guidance.
Tying Arrangements. The Company and its subsidiary bank are prohibited from engaging in certain tying arrangements in connection with any extension of credit, sale or lease of property or furnishing of services. With certain exceptions for traditional banking services, the Company’s subsidiary bank may not condition an extension of credit to a customer on a requirement that the customer obtain additional credit, property, or services from the bank, the Company or any of its other subsidiaries, that the customer provide some additional credit, property, or services to the bank, the Company or any of the Company’s other subsidiaries or that the customer refrain from obtaining credit, property, or other services from a competitor.
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
Safety and Soundness Standards. Federal law imposes upon banks certain non-capital safety and soundness standards. The federal banking agencies have issued joint guidelines for safe and sound banking operations. These standards cover internal controls, information systems, internal audit systems, loan documentation, credit underwriting, interest rate risk exposure, earnings asset growth, compensation, and benefits. Additional standards apply to asset quality, earnings, and stock valuation. An institution that fails to meet these standards must develop a plan, acceptable to its regulators, specifying the steps that the institution will take to meet the standards. Failure to submit or implement such a plan may subject the institution to regulatory sanctions.
Risk Retention for Asset-Backed Securities. In October 2014, six federal agencies approved a final rule requiring securitization sponsors to retain risk in those transactions. Generally, the rule requires a securitizer of ABSs to retain not less than 5% of the credit risk of the assets collateralizing the ABS issuance. For residential mortgage securitizations, the final rule provides an exemption for a securitization that is collateralized entirely by mortgages that meet the definition of a QRM. The final rule defines a QRM as any mortgage the meets the definition of “qualified mortgage” under the CFPB’s Ability to Repay rule, discussed under Predatory Lending below.
Consumer Protection Laws and Regulations
The bank regulatory authorities have increased their attention in recent years on compliance with the consumer protection laws and their implementing regulations. Examination and enforcement activities have become more intense in nature, and insured institutions have been advised to monitor carefully their compliance with such laws and regulations. Banks are subject to many federal consumer protection statutes and regulations, some of which are discussed below. The Dodd-Frank Act created the CFPB which has rulemaking and oversight authority over most federal consumer financial protection laws, as well as significant interpretive and enforcement authority with respect to those laws. In accordance with this authority, the CFPB transferred many of the regulations formerly administered by the Federal Reserve and the U.S. Department of Housing and Urban Development, to a new chapter of Title 12 of the Code of Federal Regulations maintained by the CFPB, many of which deal with consumer credit, account disclosures and residential mortgage lending. Although the CFPB did not make significant or substantive changes to the rules as part of this transfer, it now has authority to promulgate guidance and interpretations of, and otherwise enforce, these rules and regulations in a manner that could differ from prior interpretations or enforcement of the other federal regulatory bodies.
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

Truth in Lending Act. The TILA is designed to ensure that credit terms are disclosed in a meaningful way so that consumers may compare credit terms more readily and knowledgeably. Under TILA, all creditors must use the same credit terminology to express rates and payments, including the annual percentage rate, the finance charge, the amount financed, the total of payments and the payment schedule, among other things. In November 2013, the CFPB finalized rules revising the disclosures required to be given to residential mortgage borrowers under TILA and RESPA. The new TRID instead of the prior Good Faith Estimate and HUD-1 forms, lenders will be required to provide the new Loan Estimate and Closing Disclosure forms. These requirements became effective in October 2015.
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
Penalties under the above laws may include fines, reimbursements, and other penalties. Violation or inadequate compliance management also can result in one or more of the enforcement actions described above and could restrict the ability of a bank to engage in certain activities or transactions, such as mergers and acquisitions. Due to heightened regulatory concern related to compliance with these laws generally, the Company and its subsidiary bank may incur additional compliance costs or be required to expend additional funds for investments in its local community.
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
In addition, the CFPB expanded the requirement that creditors verify a borrower's income and assets, and make a determination of the borrower’s ability to repay, to nearly all closed-end loans secured by a borrower’s principal residence. Failure to make such a determination provides a borrower with a defense to foreclosure by way of set off or recoupment equal to the sum of all finance charges and fees paid by the borrower, as well as actual damages, court costs, and attorney fees. A creditor is not required to make such a determination where the mortgage meets certain statutory requirements to be considered a “qualified mortgage.” A mortgage loan will be considered a qualified mortgage where it is sold to Fannie Mae or Freddie Mac, or where it meets certain requirements, including a debt-to-income ratio of 43% or less and limits on points and fees. These requirements became effective on January 10, 2014.
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
Under California law, every business that owns or licenses personal information about a California resident must maintain reasonable security procedures and policies to protect that information. All customer records that contain personal information and that are no longer required to be retained must be destroyed. Any person that conducts business in California, maintains customers’ personal information in unencrypted computer records and experiences a breach of security with regard to those records must promptly disclose the breach to all California residents whose personal information was or is reasonably believed to have been acquired by unauthorized persons as a result of such breach. Any person who maintains computerized personal data for others and experiences a breach of security must promptly inform the owner or licensee of the breach. A business may not provide personal information of its customers to third parties for direct mailing purposes unless the customer “opts in” to such information sharing. A business that fails to provide this privilege to its customers must report the uses made of its customers’ data upon a customer’s request. Other states, including Arizona and Nevada where WAB has branch offices, may also have applicable laws requiring businesses that retain consumer personal information to develop reasonable security policies and procedures, notify consumers of a security breach, or provide disclosures about the use and sharing of consumer personal information.

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
In April of 2014, the Company formed a Board level risk committee to approve and periodically review the Company’s risk management policies and oversee operations of our risk management framework. The risk committee has a formal, written charter approved by the BOD. The committee meets at a minimum of four times per year, or more frequently if necessary, and maintains records of its proceedings and risk management decisions. The risk committee includes at least one director with experience in identifying, assessing, and managing risk exposures of large, complex firms and is chaired by an independent director that is not an employee of the Company, and has not been an employee for at least three years.
Corporate Governance and Accounting Legislation
Sarbanes-Oxley Act of 2002. SOX was adopted for the stated purpose of increasing corporate responsibility, enhancing penalties for accounting and auditing improprieties at publicly-traded companies, and protecting investors by improving the accuracy and reliability of corporate disclosures pursuant to the securities laws. It applies generally to all companies that file or are required to file periodic reports with the SEC under the Exchange Act, which includes the Company. Under SOX, the SEC and securities exchanges adopted extensive additional disclosure, corporate governance, and other related rules. Among its provisions, SOX subjects bonuses issued to top executives to disgorgement if a subsequent restatement of a company’s financial statements was due to corporate misconduct, prohibits an officer or director from misleading or coercing an auditor, prohibits insider trades during pension fund “blackout periods,” imposes new criminal penalties for fraud and other wrongful acts, and extends the period during which certain securities fraud lawsuits can be brought against a company or its officers.
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
Title III of the USA PATRIOT Act of 2001 amended the BSA and incorporates anti-terrorist financing provisions into the requirements of the BSA and its implementing regulations. Among other things, the USA PATRIOT Act requires all financial institutions, including the Company, its subsidiary bank, and several of their non-banking affiliates and subsidiaries, to institute and maintain a risk-based anti-money laundering compliance program that includes a customer identification program, provides for information sharing with law enforcement and between certain financial institutions by means of an exemption from the privacy provisions of the GLBA, prohibits U.S. banks and broker-dealers from maintaining accounts with foreign “shell” banks, establishes enhanced due diligence requirements for certain foreign correspondent banking and foreign private banking accounts, and imposes additional record keeping requirements for certain correspondent banking arrangements. The USA PATRIOT Act also grants broad authority to the Secretary of the Treasury to take actions to combat money laundering, and federal bank regulators are required to evaluate the effectiveness of an applicant in combating money laundering in determining whether to approve any application submitted by a financial institution. The Company and its affiliates have adopted policies, procedures and controls that are designed to comply with the BSA and the USA PATRIOT Act, and they engage in relatively few transactions of any kind with foreign financial institutions or foreign persons.
The Treasury’s OFAC administers and enforces economic and trade sanctions against targeted foreign countries, entities and individuals based on U.S. foreign policy and national security goals. As a result, all U.S. Companies, including the Company, its affiliates and subsidiaries, must scrutinize transactions to ensure that they do not represent obligations of, or ownership interests in, entities owned or controlled by sanctioned targets. In addition, the Company and WAB must restrict transactions with certain targeted countries except as permitted by OFAC.

Regulatory Reform
As noted elsewhere in this Form 10-K, the requirements of the Dodd-Frank Act call for a number of rulemakings, studies, and regulatory guidance from Federal regulators. The Company and WAB continue to monitor this ongoing regulatory process to determine the level of impact that it will have on its operations and activities.
Although the Dodd-Frank Act contains some specific timelines for the Federal regulatory agencies to follow, in some instances, the agencies have been unable to meet these deadlines and it remains unclear when implementing rules will be proposed and finalized. While our current assessment is that the Dodd-Frank Act and its implementing regulations will not have a materially greater effect on the Company than the rest of the commercial banking industry, given the uncertainty associated with the manner in which the provisions of the Dodd-Frank Act will be implemented, the full extent of the impact such requirements will have on our operations is unclear. The changes resulting from the Dodd-Frank Act may impact the profitability of our business activities, require changes to certain of our business practices, impose upon us more stringent capital, liquidity, and leverage requirements or otherwise adversely affect our business. These changes may also require us to invest significant management attention and resources to evaluate and make any changes necessary to comply with new statutory and regulatory requirements as we continue to grow. As we now exceed $10 billion in total assets, the Company will need to comply with certain additional requirements created by the Dodd-Frank Act that apply only to bank holding companies and banks with $10 billion or more in total assets. For more information, see “The Dodd-Frank Wall Street Reform and Consumer Protection Act,” discussed above. Failure to comply with the new requirements would negatively impact our results of operations and financial condition. While we cannot predict what effect any presently contemplated or future changes in the laws or regulations or their interpretations would have on us, these changes could be materially adverse to our investors.

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
Interest rate risk is addressed by the ALCO, which includes members of executive management, finance, and operations. ALCO monitors interest rate risk by analyzing the potential impact on the net EVE and net interest income from potential changes in interest rates and considers the impact of alternative strategies or changes in balance sheet structure. We manage our balance sheet in part to maintain the potential impact on EVE and net interest income within acceptable ranges despite changes in interest rates.
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
Net Interest Income Simulation. In order to measure interest rate risk at December 31, 2015, we used a simulation model to project changes in net interest income that result from forecasted changes in interest rates. This analysis, which includes Bridge, calculates the difference between a baseline net interest income forecast using current yield curves that do not take into consideration any future anticipated rate hikes, compared to forecasted net income resulting from an immediate parallel shift in rates upward or downward, along with other scenarios directed by ALCO. The income simulation model includes various assumptions regarding the re-pricing relationships for each of our products. Many of our assets are floating rate loans, which are assumed to re-price immediately and, proportional to the change in market rates, depending on their contracted index. Some loans and investments contain contractual prepayment features (embedded options) and, accordingly, the simulation model incorporates prepayment assumptions. Our non-term deposit products re-price more slowly, usually changing less than the change in market rates and at our discretion.
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
This simulation model assesses the changes in net interest income that would occur in response to an instantaneous and sustained increase or decrease (shock) in market interest rates. At December 31, 2015, our net interest income exposure for the next twelve months related to these hypothetical changes in market interest rates was within our current guidelines.
Sensitivity of Net Interest Income

	Interest Rate Scenario (change in basis points from Base)
	Down 100	Base	Up 100	Up 200	Up 300	Up 400
	(in thousands)
Interest Income	$597,897	$609,226	$667,839	$731,593	$797,059	$862,917
Interest Expense	31,589	31,970	62,409	92,929	123,388	153,800
Net Interest Income	566,308	577,256	605,430	638,664	673,671	709,117
% Change	(1.9)%		4.9%	10.6%	16.7%	22.8%
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
At December 31, 2015, our EVE exposure related to these hypothetical changes in market interest rates was within the current guidelines established by us. The following table shows our projected change in EVE for this set of rate shocks at December 31, 2015:
Economic Value of Equity

	Interest Rate Scenario (change in basis points from Base)
	Down 100	Base	Up 100	Up 200	Up 300	Up 400
	(in thousands)
Assets	$14,217	$14,025	$13,779	$13,534	$13,301	$13,077
Liabilities	11,900	11,542	11,247	10,984	10,743	10,520
Net Present Value	2,317	2,483	2,532	2,550	2,558	2,557
% Change	(6.7)%		2.0%	2.7%	3.0%	3.0%
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
Derivative Contracts. In the normal course of business, the Company uses derivative instruments to meet the needs of its customers and manage exposure to fluctuations in interest rates. The following table summarizes the aggregate notional amounts, market values, and terms of the Company’s derivative positions as of December 31, 2015 and 2014:
Outstanding Derivatives Positions

December 31, 2015			December 31, 2014
Notional	Net Value	Weighted Average Term (Years)	Notional	Net Value	Weighted Average Term (Years)
(dollars in thousands)
$800,478	$(61,216)	14.5	$647,703	$(57,813)	17.6

Item 8.	Financial Statements and Supplementary Data
Our Consolidated Financial Statements and Supplementary Data included in this Annual Report is immediately following the Index to Consolidated Financial Statements page to this Annual Report.

RSM US LLP
Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders
Western Alliance Bancorporation
We have audited the accompanying Consolidated Balance Sheets of Western Alliance Bancorporation and Subsidiaries (collectively referred to herein as the Company) as of December 31, 2015 and 2014, and the related Consolidated Statements of Income, Comprehensive Income, Stockholders' Equity, and Cash Flows for each of the three years in the period ended December 31, 2015. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the Consolidated Financial Statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.
As discussed in Notes 1 and 10 to the Consolidated Financial Statements, in January 2016 and effective January 1, 2015, the Company elected early adoption of an element of ASU 2016-01, Recognition and Measurement of Financial Assets and Liabilities.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated February 16, 2016 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
/s/ RSM US LLP
Phoenix, Arizona
February 16, 2016

WESTERN ALLIANCE BANCORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2015	2014
	(in thousands, except per share amounts)
Assets:
Cash and due from banks	$133,709	$125,329
Interest-bearing deposits in other financial institutions	90,931	39,067
Cash and cash equivalents	224,640	164,396
Money market investments	122	451
Investment securities - measured at fair value; amortized cost of $1,389 at December 31, 2015 and $1,734 at December 31, 2014	1,481	1,858
Investment securities - AFS, at fair value; amortized cost of $1,966,034 at December 31, 2015 and $1,493,648 at December 31, 2014	1,982,523	1,520,237
Investments in restricted stock, at cost	58,111	25,275
Loans - HFS	23,809	—
Loans - HFI, net of deferred loan fees and costs	11,112,854	8,398,265
Less: allowance for credit losses	(119,068)	(110,216)
Net loans held for investment	10,993,786	8,288,049
Premises and equipment, net	118,535	113,818
Other assets acquired through foreclosure, net	43,942	57,150
Bank owned life insurance	162,458	141,969
Goodwill	289,638	23,224
Other intangible assets, net	15,716	2,689
Deferred tax assets, net	86,352	62,686
Other assets	273,976	198,696
Total assets	$14,275,089	$10,600,498
Liabilities:
Deposits:
Non-interest-bearing demand	$4,093,976	$2,288,048
Interest-bearing	7,936,648	6,642,995
Total deposits	12,030,624	8,931,043
Customer repurchase agreements	38,155	54,899
Other borrowings	150,000	390,263
Qualifying debt	210,328	40,437
Other liabilities	254,480	182,928
Total liabilities	12,683,587	9,599,570
Commitments and contingencies (Note 16)
Stockholders’ equity:
Preferred stock - par value $0.0001 and liquidation value per share of $1,000; 20,000,000 authorized; zero shares issued and outstanding at December 31, 2015 and 70,500 at December 31, 2014	—	70,500
Common stock - par value $0.0001; 200,000,000 authorized; 103,087,044 shares issued and outstanding at December 31, 2015 and 88,691,249 at December 31, 2014	10	9
Additional paid in capital	1,306,594	828,327
Accumulated other comprehensive income	22,260	16,639
Retained earnings	262,638	85,453
Total stockholders’ equity	1,591,502	1,000,928
Total liabilities and stockholders’ equity	$14,275,089	$10,600,498
See accompanying Notes to Consolidated Financial Statements.

WESTERN ALLIANCE BANCORPORATION AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENTS

	Year Ended December 31,
	2015	2014	2013
	(in thousands, except per share amounts)
Interest income:
Loans, including fees	$476,417	$370,922	$326,714
Investment securities	37,888	38,603	30,382
Dividends	10,317	6,562	4,454
Other	522	292	1,105
Total interest income	525,144	416,379	362,655
Interest expense:
Deposits	21,795	20,012	16,335
Other borrowings	5,678	9,639	11,506
Qualifying debt	5,007	1,754	1,823
Other	88	81	96
Total interest expense	32,568	31,486	29,760
Net interest income	492,576	384,893	332,895
Provision for credit losses	3,200	4,726	13,220
Net interest income after provision for credit losses	489,376	380,167	319,675
Non-interest income:
Service charges and fees	14,639	10,567	10,123
Income from bank owned life insurance	3,899	4,508	4,809
Card income	3,679	3,310	2,626
Lending related fees	1,948	71	—
Gain (loss) on sales of investment securities, net	615	757	(1,195)
(Loss) on extinguishment of debt	(81)	(502)	(1,387)
Unrealized gains (losses) on assets and liabilities measured at fair value, net	47	1,212	(6,483)
Bargain purchase gain from acquisition	—	—	10,044
Other income	5,022	4,728	3,660
Total non-interest income	29,768	24,651	22,197
Non-interest expense:
Salaries and employee benefits	149,828	126,630	113,434
Occupancy	22,180	18,155	19,378
Legal, professional, and directors' fees	18,548	14,278	13,633
Data processing	14,776	10,057	8,589
Insurance	11,003	8,862	8,094
Loan and repossessed asset expenses	4,377	4,423	4,198
Card expense	2,764	2,417	1,805
Marketing	2,885	2,300	2,581
Intangible amortization	1,970	1,461	2,388
Net (gain) on sales / valuations of repossessed and other assets	(2,070)	(5,350)	(2,387)
Acquisition / restructure expense	8,836	198	5,752
Other expense	25,509	23,888	18,751
Total non-interest expense	260,606	207,319	196,216
Income from continuing operations before provision for income taxes	258,538	197,499	145,656
Income tax expense	64,294	48,390	29,830
Income from continuing operations	194,244	149,109	115,826
(Loss) from discontinued operations, net of tax	—	(1,158)	(861)
Net income	194,244	147,951	114,965
Dividends on preferred stock	750	1,387	1,410
Net income available to common stockholders	$193,494	$146,564	$113,555

	Year Ended December 31,
	2015	2014	2013
	(in thousands, except per share amounts)
Earnings per share from continuing operations:
Basic	$2.05	$1.70	$1.34
Diluted	2.03	1.69	1.32
Loss per share from discontinued operations:
Basic	—	(0.01)	(0.01)
Diluted	—	(0.02)	(0.01)
Earnings per share available to common stockholders:
Basic	2.05	1.69	1.33
Diluted	2.03	1.67	1.31
Weighted average number of common shares outstanding:
Basic	94,570	86,693	85,682
Diluted	95,219	87,506	86,541
Dividends declared per common share	$—	$—	$—
See accompanying Notes to Consolidated Financial Statements.

WESTERN ALLIANCE BANCORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2015	2014	2013
	(in thousands)
Net income	$194,244	$147,951	$114,965
Other comprehensive income (loss), net:
Unrealized gain on transfer of HTM securities to AFS, net of tax effect of $(5,367) for the respective period presented	—	8,976	—
Unrealized (loss) gain on AFS securities, net of tax effect of $3,922, $(17,749), and $18,240, respectively	(6,117)	29,683	(30,503)
Unrealized (loss) on cash flow hedge, net of tax effect of $10 for the respective period presented	—	—	(17)
Unrealized gain on SERP, net of tax effect of $(52) for the respective period presented	90	—	—
Unrealized (loss) on junior subordinated debt, net of tax effect of $2,679 for the respective period presented	(4,276)	—	—
Realized (gain) loss on sale of AFS securities included in income, net of tax effect of $230, $283, and $(447), respectively	(385)	(474)	748
Net other comprehensive (loss) income	(10,688)	38,185	(29,772)
Comprehensive income	$183,556	$186,136	$85,193
See accompanying Notes to Consolidated Financial Statements.

WESTERN ALLIANCE BANCORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Preferred Stock		Common Stock		Additional Paid in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
	(in thousands)
Balance, December 31, 2012	141	$141,000	86,465	$9	$784,852	$8,226	$(174,666)	$759,421
Net income	—	—	—	—	—	—	114,965	114,965
Exercise of stock options	—	—	440	—	4,595	—	—	4,595
Restricted stock, performance stock unit, and other grants, net	—	—	281	—	7,699	—	—	7,699
Dividends on preferred stock	—	—	—	—	—	—	(1,410)	(1,410)
Other comprehensive income, net	—	—	—	—	—	(29,772)	—	(29,772)
Balance, December 31, 2013	141	$141,000	87,186	$9	$797,146	$(21,546)	$(61,111)	$855,498
Net income	—	—	—	—	—	—	147,951	147,951
Exercise of stock options	—	—	625	—	8,294	—	—	8,294
Restricted stock, performance stock unit, and other grants, net	—	—	332	—	9,141	—	—	9,141
Issuance of common stock under ATM offering, net of offering costs	—	—	548	—	13,746	—	—	13,746
Preferred stock redemption	(70)	(70,500)	—	—	—	—	—	(70,500)
Dividends on preferred stock	—	—	—	—	—	—	(1,387)	(1,387)
Other comprehensive income, net	—	—	—	—	—	38,185	—	38,185
Balance, December 31, 2014	71	$70,500	88,691	$9	$828,327	$16,639	$85,453	$1,000,928
Balance, January 1, 2015 (1)	71	$70,500	88,691	$9	$828,327	$32,948	$69,144	$1,000,928
Net income	—	—	—	—	—	—	194,244	194,244
Exercise of stock options	—	—	182	—	1,935	—	—	1,935
Restricted stock, performance stock unit, and other grants, net	—	—	457	—	17,014	—	—	17,014
Issuance of common stock in connection with the acquisition of Bridge (2)	—	—	12,997	1	431,030	—	—	431,031
Issuance of common stock under ATM offering, net of offering costs	—	—	760	—	28,288	—	—	28,288
Preferred stock redemption	(71)	(70,500)	—	—	—	—	—	(70,500)
Dividends on preferred stock	—	—	—	—	—	—	(750)	(750)
Other comprehensive loss, net	—	—	—	—	—	(10,688)	—	(10,688)
Balance, December 31, 2015	—	$—	103,087	$10	$1,306,594	$22,260	$262,638	$1,591,502

(1)	As adjusted, see "Note 10. Qualifying Debt" to the Consolidated Financial Statements describing the $16.3 million reclassification made between retained earnings and AOCI.
(2)    Includes value of certain share-based awards replaced in connection with the acquisition.

See accompanying Notes to Consolidated Financial Statements.

WESTERN ALLIANCE BANCORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2015	2014	2013
	(in thousands)
Cash flows from operating activities:
Net income	$194,244	$147,951	$114,965
Adjustments to reconcile net income to cash provided by operating activities:
Provision for credit losses	3,200	4,726	13,220
Depreciation and amortization	8,466	6,166	6,859
Stock-based compensation	17,930	12,465	7,699
Excess tax benefit of stock-based compensation	(5,874)	(4,194)	(1,552)
Deferred income taxes	3,254	(7,182)	(13,717)
Amortization of net premiums for investment securities	9,775	8,035	9,727
Accretion of fair market value adjustments on loans acquired from business combinations	(17,144)	(17,014)	(10,917)
Accretion and amortization of fair market value adjustments on other assets and liabilities acquired from business combinations	1,279	(552)	437
Income from bank owned life insurance	(3,899)	(4,508)	(4,809)
Unrealized losses on assets and liabilities measured at fair value, net	(47)	(1,212)	6,483
(Gains) / Losses on:
Sales of investment securities	(615)	(757)	1,195
Acquisition of Centennial	—	—	(10,044)
Extinguishment of debt	81	502	1,387
Other assets acquired through foreclosure, net	(2,628)	(2,866)	(5,924)
Valuation adjustments of other repossessed assets, net	182	294	3,743
Sale of premises, equipment, and other assets, net	376	(2,778)	(206)
Changes in, net of acquisitions:
Other assets	(9,999)	9,242	33,185
Other liabilities	14,231	14,971	13,318
Net cash provided by operating activities	212,812	163,289	165,049
Cash flows from investing activities:
Investment securities - measured at fair value
Principal pay downs and maturities	347	1,144	1,881
Investment securities - AFS
Purchases	(827,002)	(143,052)	(729,768)
Principal pay downs and maturities	273,950	226,455	208,228
Proceeds from sales	132,546	95,826	63,153
Investment securities - HTM
Principal pay downs and maturities	—	6,600	5,375
Purchase of investment tax credits	(29,437)	(32,484)	(40,355)
Sale (purchase) of money market investments, net	330	2,181	(1,968)
Proceeds from bank owned life insurance	797	1,046	2,582
(Purchase) liquidation of restricted stock	(25,821)	4,911	750
Loan fundings and principal collections, net	(1,269,351)	(1,560,633)	(728,793)
Purchase of premises, equipment, and other assets, net	(10,856)	(13,925)	(18,873)
Proceeds from sale of other real estate owned and repossessed assets, net	45,627	25,918	43,242
Cash and cash equivalents acquired in acquisitions, net	342,427	—	21,204
Net cash used in investing activities	(1,366,443)	(1,386,013)	(1,173,342)

	Year Ended December 31,
	2015	2014	2013
	(in thousands)
Cash flows from financing activities:
Net increase in deposits	$1,357,855	$1,093,353	$1,045,173
Proceeds from issuance of subordinated debt	148,211	—	—
Net (increase) decrease in borrowings	(257,038)	40,407	70,159
Early extinguishment of debt	—	(6,501)	(10,887)
Proceeds from exercise of common stock options	1,935	8,294	4,595
Redemption of preferred stock	(70,500)	(70,500)	—
Excess tax benefit of stock-based compensation	5,874	4,194	1,552
Cash dividends paid on preferred stock	(750)	(1,387)	(1,410)
Proceeds from issuance of stock in offerings, net	28,288	13,746	—
Net cash provided by financing activities	1,213,875	1,081,606	1,109,182
Net increase (decrease) in cash and cash equivalents	60,244	(141,118)	100,889
Cash and cash equivalents at beginning of period	164,396	305,514	204,625
Cash and cash equivalents at end of period	$224,640	$164,396	$305,514
Supplemental disclosure:
Cash paid during the period for:
Interest	$28,831	$26,516	$28,613
Income taxes	54,590	35,556	19,105
Non-cash investing and financing activity:
Transfers to other assets acquired through foreclosure, net	28,566	13,777	24,911
Change in unfunded LIHTC and SBIC commitments	39,617	9,798	50,000
Non-cash assets acquired in acquisition	1,587,186	—	410,827
Non-cash liabilities acquired in acquisition	1,764,996	—	421,987
Change in unrealized gain on AFS securities, net of tax	(6,502)	29,209	—
Change in unrealized gain on TRUP securities, net of tax	(4,276)	—	—
Change in unfunded obligations	(27,325)	(28,522)	(29,755)
Transfer of HTM securities to AFS, amortized cost	—	275,292	—
Unrealized gain on transfer of HTM securities to AFS, net of tax	—	8,976	—
See accompanying Notes to Consolidated Financial Statements.

WESTERN ALLIANCE BANCORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Nature of operation
WAL is a bank holding company headquartered in Phoenix, Arizona, incorporated under the laws of the state of Delaware. WAL provides a full spectrum of deposit, lending, treasury management, and online banking products and services through its wholly-owned banking subsidiary, WAB. On June 30, 2015, WAL acquired Bridge Capital Holdings and its wholly-owned subsidiary, Bridge Bank. Upon acquisition, Bridge Capital Holdings merged into WAL and its principal operating subsidiary, Bridge Bank, merged into WAB. Effective as of July 1, 2015, the existing Bridge offices and the two previously existing WAB Northern California offices are operating as a combined division, with their results reported under the Company's Northern California operating segment.
WAB operates the following full-service banking divisions: ABA in Arizona, BON in Southern Nevada, Bridge in Northern California, FIB in Northern Nevada, and TPB in Southern California. The Company also serves business customers through a national platform of specialized financial services including AAB, Corporate Finance, Equity Fund Resources, Life Sciences Group, Mortgage Warehouse Lending, Public Finance, Renewable Energy Group, Resort Finance, and Technology Finance. In addition, the Company has one non-bank subsidiary, LVSP, which holds and manages certain non-performing loans and OREO.
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
As of December 31, 2015, WAL has ten wholly-owned subsidiaries: WAB, LVSP, and eight unconsolidated subsidiaries used as business trusts in connection with the issuance of trust-preferred securities.
The Bank has the following significant wholly-owned subsidiaries: WAB Investments, Inc., BON Investments, Inc., and TPB Investments, Inc., which hold certain investment securities, municipal and non-profit loans, and leases; and BW Real Estate, Inc., which operates as a real estate investment trust and holds certain of WAB's real estate loans and related securities. BW Nevada Holdings, LLC was dissolved on June 12, 2015 after distributing the Company’s 2700 West Sahara Avenue, Las Vegas, Nevada office building to WAB.
The Company does not have any other significant entities that should be considered for consolidation. All significant intercompany balances and transactions have been eliminated in consolidation.
Reclassifications
Certain amounts in the Consolidated Financial Statements as of and for the years ended December 31, 2015, 2014, and 2013 may have been reclassified to conform to the current presentation. The reclassifications have no effect on net income or stockholders’ equity as previously reported.

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
Cash reserve requirements
Depository institutions are required by law to maintain reserves against their transaction deposits. The reserves must be held in cash or with the FRB. Banks are permitted to meet this requirement by maintaining the specified amount as an average balance over a two-week period. The total of reserve balances was approximately $37.9 million and $11.6 million as of December 31, 2015 and 2014, respectively.
Investment securities
Investment securities may be classified as HTM, AFS, or measured at fair value. The appropriate classification is initially decided at the time of purchase. Securities classified as HTM are those debt securities that the Company has both the intent and ability to hold to maturity regardless of changes in market conditions, liquidity needs, or general economic conditions. These securities are carried at amortized cost. The sale of a security within three months of its maturity date or after the majority of the principal outstanding has been collected is considered a maturity for purposes of classification and disclosure.
Securities classified as AFS or trading securities measured at fair value are reported as an asset in the Consolidated Balance Sheet at their estimated fair value. As the fair value of AFS securities changes, the changes are reported net of income tax as an element of OCI, except for other-than-temporarily-impaired securities. When AFS securities are sold, the unrealized gain or loss is reclassified from OCI to non-interest income. The changes in the fair values of trading securities are reported in non-interest income. Securities classified as AFS are both equity and debt securities that the Company intends to hold for an indefinite period of time, but not necessarily to maturity. Any decision to sell a security classified as AFS would be based on various factors, including significant movements in interest rates, changes in the maturity mix of the Company’s assets and liabilities, liquidity needs, decline in credit quality, and regulatory capital considerations.
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
Restricted stock
On January 30, 2015, WAB became a member of the Federal Reserve System and, as part of its membership, is required to maintain stock in the FRB in a specified ratio to its capital. In addition, WAB is a member of the FHLB system and, accordingly, maintains an investment in capital stock of the FHLB based on the borrowing capacity used. The Bank also maintains an investment in its primary correspondent bank. All of these investments are considered equity securities with no actively traded market. Therefore, the shares are considered restricted investment securities. These investments are carried at cost, which is equal to the value at which they may be redeemed. The dividend income received from the stock is reported in interest income. The Company conducts a periodic review and evaluation of its restricted stock to determine if any impairment exists. No impairment has been recorded to date.
Loans, held for sale
Loans, held for sale consist primarily of SBA and CRE loans that the Company originates (or acquires) and intends to sell. These loans are carried at the lower of aggregate cost or fair value. Fair value is determined based on available market data for similar assets, expected cash flows, and appraisals of underlying collateral or the credit quality of the borrower. Gains and losses on the sale of loans are recognized pursuant to ASC 860, Transfers and Servicing. Interest income of these loans is accrued daily and loan origination fees and costs are deferred and included in the cost basis of the loan. The Company issues various representations and warranties associated with these loan sales. The Company has not experienced any losses as a result of these representations and warranties.
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

Years
Bank premises	31
Furniture, fixtures, and equipment	3 - 10
Leasehold improvements (1)	3 - 10

(1)	Depreciation is recorded over the lesser of 3 to 10 years or the term of the lease.
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
The Company’s intangible assets consist primarily of core deposit intangible assets that are amortized over periods ranging from 5 to 10 years. The Company considers the remaining useful lives of its core deposit intangible assets each reporting period, as required by ASC 350, Intangibles—Goodwill and Other, to determine whether events and circumstances warrant a revision to the remaining period of amortization. If the estimate of an intangible asset’s remaining useful life has changed, the remaining carrying amount of the intangible asset is amortized prospectively over the revised remaining useful life. The Company has not revised its estimates of the useful lives of its core deposit intangibles during the years ended December 31, 2015, 2014, or 2013.
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

Investments in low income housing credits
The Company invests in Limited Partnerships formed for the purpose of investing in low income housing projects, which qualify for federal LIHTC. These investments are expected to generate tax credits over a ten-year period. The Company adopted the amended guidance in ASU 2014-01, Accounting for Investments in Qualified Affordable Housing Projects, beginning on January 1, 2014 and accounts for these investments using the proportional amortization method. See "Note 15. Income Taxes" for the additional disclosures required under these amendments.
Bank owned life insurance
BOLI is carried at its cash surrender value with changes recorded in other non-interest income in the Consolidated Income Statements. The face amount of the underlying policies including death benefits was $361.7 million and $321.9 million as of December 31, 2015 and 2014, respectively. There are no loans offset against cash surrender values, and there are no restrictions as to the use of proceeds.
Customer repurchase agreements
The Company enters into repurchase agreements with customers, whereby it pledges securities against overnight investments made from the customer’s excess collected funds. The Company records these at the amount of cash received in connection with the transaction.
Stock compensation plans
The Company has the Incentive Plan, as amended, which is described more fully in "Note 11. Stockholders' Equity" of these Notes to Consolidated Financial Statements. Compensation expense for stock options and non-vested restricted stock awards is based on the fair value of the award on the measurement date which, for the Company, is the date of the grant and is recognized ratably over the service period of the award. The Company utilizes the Black-Scholes option-pricing model to calculate the fair value of stock options. The fair value of non-vested restricted stock awards is the market price of the Company’s stock on the date of grant.
See "Note 11. Stockholders' Equity" of these Notes to Consolidated Financial Statements for further discussion of stock options and restricted stock awards.
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
The Company may in the normal course of business purchase a financial instrument or originate a loan that contains an embedded derivative instrument. Upon purchasing the instrument or originating the loan, the Company assesses whether the economic characteristics of the embedded derivative are clearly and closely related to the economic characteristics of the remaining component of the financial instrument (i.e., the host contract) and whether a separate instrument with the same terms as the embedded instrument would meet the definition of a derivative instrument. When it is determined that the embedded derivative possesses economic characteristics that are not clearly and closely related to the economic characteristics of the host contract and a separate instrument with the same terms would qualify as a derivative instrument, the embedded derivative is separated from the host contract and carried at fair value. However, in cases where the host contract is measured at fair value, with changes in fair value reported in current earnings, or the Company is unable to reliably identify and measure an embedded derivative for separation from its host contract, the entire contract is carried in the Consolidated Balance Sheet at fair value and is not designated as a hedging instrument.
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
Net deferred tax assets are recorded to the extent that these assets will more-likely-than-not be realized. In making these determinations, all available positive and negative evidence is considered, including scheduled reversals of deferred tax liabilities, tax planning strategies, projected future taxable income, and recent operating results. If it is determined that deferred income tax assets to be realized in the future are in excess of their net recorded amount, an adjustment to the valuation allowance will be recorded, which will reduce the Company's provision for income taxes.
A tax benefit related to uncertain tax positions may be recognized when it is more-likely-than-not that the position will be sustained upon examination, including related appeals or litigation, based on technical merits. Income tax benefits must meet a more-likely-than-not recognition threshold at the effective date to be recognized.
Interest and penalties related to unrecognized tax benefits from uncertain tax positions are recognized as part of the provision for income taxes in the Consolidated Income Statement. Accrued interest and penalties are included in the related tax liability line with other liabilities in the Consolidated Balance Sheet. See "Note 15. Income Taxes" for further discussion on income taxes.
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
Fair values of financial instruments
The Company uses fair value measurements to record fair value adjustments to certain assets and liabilities. ASC 820, Fair Value Measurement, establishes a framework for measuring fair value and a three-level valuation hierarchy for disclosure of fair value measurement as well as enhances disclosure requirements for fair value measurements. The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. The Company uses various valuation approaches, including market, income, and/or cost approaches. ASC 820 establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that observable inputs be used when available. Observable inputs are inputs that market participants would use in pricing the asset or liability developed based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s assumptions about the factors market participants would consider in pricing the asset or liability developed based on the best information available in the circumstances. The hierarchy is broken down into three levels based on the reliability of inputs, as follows:

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
Fair value is a market-based measure considered from the perspective of a market participant who may purchase the asset or assume the liability rather than an entity-specific measure. When market assumptions are available, ASC 820 requires the Company to make assumptions regarding the assumptions that market participants would use to estimate the fair value of the financial instrument at the measurement date.
ASC 825, Financial Instruments, requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate that value.
Management uses its best judgment in estimating the fair value of the Company’s financial instruments; however, there are inherent limitations in any estimation technique. Therefore, for substantially all financial instruments, the fair value estimates presented herein are not necessarily indicative of the amounts the Company could have realized in a sales transaction at December 31, 2015 and 2014. The estimated fair value amounts for December 31, 2015 and 2014 have been measured as of period-end, and have not been re-evaluated or updated for purposes of these Consolidated Financial Statements subsequent to those dates. As such, the estimated fair values of these financial instruments subsequent to the reporting date may be different than the amounts reported at period-end.
The information in "Note 17. Fair Value Accounting" in these Notes to Consolidated Financial Statements should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only required for a limited portion of the Company’s assets and liabilities.

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

FHLB advances and other borrowed funds
The fair values of the Company’s borrowings are estimated using discounted cash flow analyses, based on the market rates for similar types of borrowing arrangements. The FHLB advances have been categorized as Level 2 in the fair value hierarchy due to their short durations. Other borrowings have been categorized as Level 3 in the fair value hierarchy.
Subordinated debt
The fair value of subordinated debt is based on the market rate for the respective subordinated debt security. Subordinated debt has been categorized as Level 3 in the fair value hierarchy.
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
In November 2015, the FASB issued guidance within ASU 2015-17, Income Taxes. The amendments in ASU 2015-17 to Topic 740, Income Taxes, changes the presentation of deferred income tax liabilities and assets, from previously bifurcated current and noncurrent, to a single noncurrent amount on the classified statement of financial position. The amendment is effective from the annual period ending after December 15, 2016, and for and interim periods within those annual periods. Early application is permitted. The adoption of this guidance is not expected to have a material impact on the Company's Consolidated Financial Statements.
In January 2016, the FASB issued guidance within ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities. The amendments in ASU 2016-01 to Subtopic 825-10, Financial Instruments, contain the following elements: 1) require equity investments to be measured at fair value with changes in fair value recognized in net income; 2) simplify the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment; 3) eliminates the requirement for public entities to disclose the methods and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet; 4) requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; 5) requires an entity to present separately in OCI the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments; 6) requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or accompanying notes to the financial statements; 7) clarifies that the entity should evaluate the need for a valuation allowance on a deferred tax asset related to AFS securities in combination with the entity's other deferred tax assets. The amendments are effective for fiscal years beginning after December 15, 2017, and for interim periods within those fiscal years. Except for the early application of the amendment noted in item 5) above, early adoption of the amendments in this Update is not permitted. See discussion in Recently adopted accounting guidance below for further discussion of the Company's election to early adopt this element of ASU 2016-01.
Recently adopted accounting guidance
In January 2014, the FASB issued guidance within ASU 2014-04, Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure. The objective of the amendments in ASU 2014-04 to Topic 310, Receivables - Troubled Debt Restructurings by Creditors, is to clarify when an in substance repossession or foreclosure occurs, that is, when a creditor should be considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan such that the loan receivable should be derecognized and the real estate property recognized. The amendments are effective for fiscal years, and interim periods within those years, beginning after December 31, 2014. An entity can elect to adopt the amendments using either a modified retrospective transition method or a prospective transition method. Early adoption is permitted. The adoption of this guidance did not have a material impact on the Company’s Consolidated Financial Statements.
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
In the second quarter of 2015, the Company adopted the amended guidance within ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs. The amendments in ASU 2015-03 to Subtopic 835-30, Interest - Imputation of Interest, require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. On June 29, 2015, the Company issued $150.0 million in subordinated debt. As a result of the adoption of this amended guidance, subordinated debt was recorded net of related issuance costs of $1.8 million. Prior period balances were not adjusted for the change in accounting principle as unamortized debt issuance costs were not significant.
In the third quarter 2015, the Company elected early adoption of the amended guidance within ASU 2015-16, Simplifying the Accounting for Measurement-Period Adjustments. Under current GAAP, the acquirer is required to retrospectively adjust the provisional amounts recognized at the acquisition date with a corresponding adjustment to goodwill and is also required to revise comparative information for prior periods presented in the financial statements. The amendments in ASU 2015-16 to Topic 805, Business Combinations, require that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The amendments in this Update also require that the acquirer record, in the same period's financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. An entity is required to present separately on the face of the income statement or disclose in the notes the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustments to the provisional amounts had been recognized as of the acquisition date. As a result of the adoption of this amended guidance, all measurement period adjustments identified during the quarter have been recognized in the current reporting period. As the closing date of the Bridge acquisition was June 30, 2015, Bridge's results of operations were not included in the Company's results until July 1, 2015. Accordingly, there are no amounts recorded in current-period earnings that would have been recorded in previous reporting periods if the adjustments to the provisional amounts had been recognized as of the acquisition date. See "Note 2. Mergers, Acquisitions and Dispositions" for further discussion of the measurement period adjustments identified and recognized during the current reporting period.
In January 2016, and effective January 1, 2015, the Company elected early adoption of an element of ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities, which relates to the accounting for changes in the fair value of its own liabilities when the fair value option for financial instruments has been elected. As mentioned above, under this portion of this amended standard, the portion of the total change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value is presented separately in other comprehensive income rather than being recognized in the income statement at each reporting period. As the Company's junior subordinated debt are variable rate instruments, that fair value movement relates to credit risk and therefore the fair value adjustment qualifies for presentation in other comprehensive income. See "Note 10. Qualifying Debt" for additional detail on the impact that adoption has had on the current reporting period.
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
Bridge’s results of operations have been included in the Company’s results beginning July 1, 2015. Acquisition / restructure expenses related to the Bridge acquisition of $8.8 million for the year ended December 31, 2015, have been included in non-interest expense, of which approximately $0.9 million are acquisition related costs as defined by ASC 805. The acquisition was accounted for under the acquisition method of accounting in accordance with ASC 805. Assets purchased and liabilities assumed were recorded at their respective acquisition date estimated fair values. The fair values of assets acquired and liabilities assumed are subject to adjustment during the first twelve months after the acquisition date if additional information becomes available to indicate a more accurate or appropriate value for an asset or liability.

The following table shows the recognized amounts of identifiable assets acquired and liabilities assumed at their as adjusted acquisition date fair values, which include all measurement period adjustments identified and recognized since July 1, 2015:

As Adjusted
(in thousands)
Assets:
Cash and cash equivalents (1)	$378,966
Investment securities - AFS	61,299
Investments in restricted stock	7,015
Loans	1,439,930
Premises and equipment	1,519
Other assets acquired through foreclosure	1,407
Bank owned life insurance	17,385
Investment in LIHTC	5,354
Intangible assets	14,997
Deferred tax assets, net	18,287
Other assets	19,993
Total assets	$1,966,152
Liabilities:
Deposits	$1,742,031
Qualifying debt	11,287
Other liabilities	11,678
Total liabilities	1,764,996
Net assets acquired	$201,156
Consideration paid
Common stock (12,451,240 shares at $33.76 per share)	$420,354
Fair value of equity awards related to pre-combination vesting	10,676
Cash	36,539
Fair value of total consideration	467,569
Goodwill	$266,413

(1)
Cash and cash equivalents is net of a $6.2 million payment made by Bridge related to the cash out of vested, unexercised stock options at the date of closing. Cash acquired, less cash consideration paid of $36.5 million, resulted in net cash and cash equivalents increasing by $342.4 million following the acquisition.

The Company identified $6.8 million in measurement period adjustments since July 1, 2015, which have been reflected as an adjustment to increase goodwill. Due to early adoption of the amended guidance within ASU 2015-16, Simplifying the Accounting for Measurement-Period Adjustments, as discussed in "Note 1. Summary of Significant Accounting Policies," these adjustments to provisional amounts identified during the measurement period are recognized in the reporting period in which the adjustment amounts are determined, rather than retrospectively adjusting the provisional amounts at the acquisition date. Any effects on earnings from changes in the provisional amounts have been appropriately reflected in the Consolidated Income Statement for the year ended December 31, 2015. The significant measurement period adjustments relate to loans, net deferred tax assets, and other liabilities. The fair value of loans decreased as there were further adjustments made to the interest and credit marks on Bridge loans. The net deferred tax assets balance was adjusted to account for the tax effects of all the changes in the fair values of assets acquired and liabilities assumed. Other liabilities also increased to accrue for unrecorded expenses and other liabilities incurred prior to acquisition. Although further measurement period adjustments are not expected to be significant, the estimated fair value of tax related items and other liabilities are still preliminary and are subject to additional measurement period adjustments.
Loans acquired in the Bridge acquisition consist of loans that are not considered impaired (non-PCI loans) and loans that have shown evidence of credit deterioration since origination (PCI loans) as of the acquisition date. All loans were recorded net of fair value adjustments (interest rate and credit marks), which were determined using discounted contractual cash flow models. The fair value of non-PCI loans acquired totals $1.43 billion, which is net of interest and credit marks of $26.0 million. The fair value of PCI loans totals $10.9 million, which is net of interest and credit marks of $5.7 million. See "Note 4. Loans, Leases and Allowance for Credit Losses" of these Notes to Consolidated Financial Statements for additional detail of the acquired loans.

In connection with the Bridge acquisition, the Company acquired intangible assets of $15.0 million, consisting primarily of core deposit intangibles. The core deposit intangible asset balance has been allocated to the Northern California and CBL segments based on their respective core deposit balances at June 30, 2015, and is subject to amortization over its estimated useful life of 10 years.
Goodwill related to the acquisition totaled $266.4 million, which includes $6.8 million of measurement period adjustments identified and recognized since July 1, 2015. Goodwill has been allocated to the Northern California and CBL segments based on their proportionate loan and deposit balances as of June 30, 2015. Management believes this methodology allocates goodwill to the reporting units in a manner consistent with the expected synergies of the combination. None of the goodwill recognized as part of the acquisition is expected to be deductible for income tax purposes.
Qualifying debt assumed from Bridge is comprised of junior subordinated debt with a contractual balance of $17.5 million and is recorded net of a $6.2 million fair value mark that will be amortized over the remaining life of the trusts. See "Note 10. Qualifying Debt" of these Notes to Consolidated Financial Statements for further detail and discussion of the debt.
In connection with the acquisition, the Company assumed Bridge's SERP, an unfunded noncontributory defined benefit pension plan. The SERP provides retirement benefits to certain Bridge officer's based on years of service and final average salary. Pursuant to the terms of the SERP agreements, if the officer's service is terminated by Bridge or by the officer for "good reason" (as defined in the SERP agreements) within 24 months following a change in control, such as the Bridge acquisition, the officer is entitled to full vesting of the normal benefit under the SERP agreement, and such SERP benefits will be made in installment payments commencing on the first business day of January of the year following the officer's attainment of age 55 or, if the officer is already age 55 as of such termination of employment, on the first business day of January of the year following the officer's termination of employment. As of June 30, 2015, a $7.1 million liability included in other liabilities was recorded in the Company's Consolidated Balance Sheet related to the SERP. A discount rate of 5.75% and an employee compensation rate increase of 4.00% were used in determining the SERP liability as of June 30, 2015. See "Note 19. Employee Benefit Plans" of these Notes to the Consolidated Financial Statements for further detail and discussion of the SERP.
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

	Year Ended December 31,
	2015	2014
	(in thousands, except per share amounts)
Interest income	$560,292	$495,235
Non-interest income	37,073	38,768
Net income available to common stockholders (1)	205,099	164,165
Earnings per share - basic	1.90	1.64
Earnings per share - diluted	1.87	1.62

(1)
Excludes acquisition / restructure related costs incurred by the Company of $8.8 million for the year ended December 31, 2015, respectively, and acquisition / restructure related costs incurred by Bridge of $6.8 million for the year ended December 31, 2015, respectively, and related tax effects.

PartnersFirst Discontinued Operations
The Company discontinued its affinity credit card business and presented these activities as discontinued operations. During the second quarter 2014, the Company shut down its remaining affinity credit card operations. Therefore, no additional discontinued operations have been reported.
The following table summarizes the operating results of the discontinued operations for the year ended December 31, 2014 and 2013:

	Year Ended December 31,
	2014	2013
	(in thousands)
Operating revenue	$(358)	$3,345
Non-interest expenses	(1,369)	(4,855)
Loss before income taxes	(1,727)	(1,510)
Income tax benefit	(569)	(649)
Net loss	$(1,158)	$(861)
3. INVESTMENT SECURITIES
The carrying amounts and fair values of investment securities at December 31, 2015 and 2014 are summarized as follows:

	December 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
	(in thousands)
Available-for-sale
Collateralized debt obligations	$50	$10,059	$(49)	$10,060
Commercial MBS issued by GSEs	19,147	72	(105)	19,114
Corporate debt securities	12,769	482	—	13,251
CRA investments	34,722	—	(37)	34,685
Municipal obligations	320,087	14,743	—	334,830
Preferred stock	108,417	4,286	(1,467)	111,236
Private label commercial MBS	4,685	6	—	4,691
Private label residential MBS	261,530	5	(4,407)	257,128
Residential MBS issued by GSEs	1,169,631	5,254	(4,664)	1,170,221
Trust preferred securities	32,000	—	(7,686)	24,314
U.S. treasury securities	2,996	—	(3)	2,993
Total AFS securities	$1,966,034	$34,907	$(18,418)	$1,982,523

Securities measured at fair value
Residential MBS issued by GSEs				$1,481

	December 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
	(in thousands)
Available-for-sale
Collateralized debt obligations	$50	$11,395	$—	$11,445
Commercial MBS issued by GSEs	2,047	100	—	2,147
Corporate debt securities	52,773	717	(1,001)	52,489
CRA investments	24,302	30	—	24,332
Municipal obligations	285,398	13,688	(49)	299,037
Mutual funds	37,449	500	(247)	37,702
Preferred stock	83,192	2,099	(2,679)	82,612
Private label commercial MBS	5,017	132	—	5,149
Private label residential MBS	70,985	379	(1,121)	70,243
Residential MBS issued by GSEs	881,734	11,440	(1,985)	891,189
Trust preferred securities	32,000	—	(6,454)	25,546
U.S. government-sponsored agency securities	18,701	—	(355)	18,346
Total AFS securities	$1,493,648	$40,480	$(13,891)	$1,520,237

Securities measured at fair value
Residential MBS issued by GSEs				$1,858
For additional information on the fair value changes of securities measured at fair value, see the trading securities table in "Note 17. Fair Value Accounting" of these Notes to Consolidated Financial Statements.
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
For debt securities, for the purpose of an OTTI analysis, the Company also considers the cause of the price decline (general level of interest rates, credit spreads, and industry and issuer-specific factors), the issuer’s financial condition, near-term prospects, and current ability to make future payments in a timely manner, as well as the issuer’s ability to service debt, and any change in agencies’ ratings at the evaluation date from the acquisition date and any likely imminent action.
The Company has reviewed securities for which there is an unrealized loss in accordance with its accounting policy for OTTI described above and determined that there were no impairment charges for the years ended December 31, 2015, 2014, and 2013. The Company does not consider any securities to be other-than-temporarily impaired as of December 31, 2015 and 2014. No assurance can be made that OTTI will not occur in future periods.

Information pertaining to securities with gross unrealized losses at December 31, 2015 and 2014, aggregated by investment category and length of time that individual securities have been in a continuous loss position follows:

	December 31, 2015
	Less Than Twelve Months		More Than Twelve Months		Total
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(in thousands)
Available-for-sale
Collateralized debt obligations	$49	$1	$—	$—	$49	$1
Commercial MBS issued by GSEs	105	17,051	—	—	105	17,051
CRA investments	37	24,729	—	—	37	24,729
Preferred stock	377	10,542	1,090	14,761	1,467	25,303
Private label residential MBS	3,733	226,720	674	30,372	4,407	257,092
Residential MBS issued by GSEs	3,566	536,515	1,098	38,338	4,664	574,853
Trust preferred securities	—	—	7,686	24,314	7,686	24,314
U.S. treasury securities	3	2,006	—	—	3	2,006
Total AFS securities	$7,870	$817,564	$10,548	$107,785	$18,418	$925,349

	December 31, 2014
	Less Than Twelve Months		More Than Twelve Months		Total
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(in thousands)
Available-for-sale
Corporate debt securities	$139	$9,860	$862	$29,139	$1,001	$38,999
Municipal obligations	—	—	49	4,430	49	4,430
Mutual funds	247	25,855	—	—	247	25,855
Preferred stock	232	13,811	2,447	28,109	2,679	41,920
Private label residential MBS	157	24,056	964	26,614	1,121	50,670
Residential MBS issued by GSEs	227	49,217	1,758	97,296	1,985	146,513
Trust preferred securities	—	—	6,454	25,546	6,454	25,546
U.S. government sponsored agency securities	—	—	355	18,346	355	18,346
Total AFS securities	$1,002	$122,799	$12,889	$229,480	$13,891	$352,279
At December 31, 2015 and 2014, the Company’s unrealized losses relate primarily to interest rate fluctuations, credit spread widening, and reduced liquidity in applicable markets. The total number of securities in an unrealized loss position at December 31, 2015 was 146, compared to 109 at December 31, 2014. In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and industry analysis reports. Since material downgrades have not occurred and management does not intend to sell the debt securities in an unrealized loss position in the foreseeable future, none of the securities described in the above table or in this paragraph were deemed to be OTTI.
The preferred stock and trust preferred securities have yields based on floating rate LIBOR, which are highly correlated to the federal funds rate and have been negatively affected by the low rate environment. This has resulted in unrealized losses for these securities.

The amortized cost and fair value of securities as of December 31, 2015, by contractual maturities, are shown below. MBS are shown separately as individual MBS are comprised of pools of loans with varying maturities. Therefore, these securities are listed separately in the maturity summary.

	December 31, 2015
	Amortized Cost	Estimated Fair Value
	(in thousands)
Available-for-sale
Due in one year or less	$62,852	$63,114
After one year through five years	77,273	81,090
After five years through ten years	68,935	72,283
After ten years	301,981	314,882
Mortgage-backed securities	1,454,993	1,451,154
Total AFS securities	$1,966,034	$1,982,523
The following tables summarize the carrying amount of the Company’s investment ratings position as of December 31, 2015 and 2014:

	December 31, 2015
	AAA	Split-rated AAA/AA+	AA+ to AA-	A+ to A-	BBB+ to BBB-	BB+ and below	Unrated	Totals
	(in thousands)
Available-for-sale
Collateralized debt obligations	$—	$—	$—	$—	$—	$10,060	$—	$10,060
Commercial MBS issued by GSEs	—	19,114	—	—	—	—	—	19,114
Corporate debt securities	—	—	2,721	5,489	5,041	—	—	13,251
CRA investments	—	—	—	—	—	—	34,685	34,685
Municipal obligations	7,949	—	180,460	131,110	6,243	180	8,888	334,830
Preferred stock	—	—	—	—	79,955	23,655	7,626	111,236
Private label commercial MBS	4,691	—	—	—	—	—	—	4,691
Private label residential MBS	235,605	—	40	3,186	1,750	2,705	13,842	257,128
Residential MBS issued by GSEs	—	1,170,221	—	—	—	—	—	1,170,221
Trust preferred securities	—	—	—	—	24,314	—	—	24,314
U.S. treasury securities	—	2,993	—	—	—	—	—	2,993
Total AFS securities (1)	$248,245	$1,192,328	$183,221	$139,785	$117,303	$36,600	$65,041	$1,982,523

Securities measured at fair value
Residential MBS issued by GSEs	$—	$1,481	$—	$—	$—	$—	$—	$1,481

(1)	The Company uses the average credit rating of the combination of S&P, Moody’s, and Fitch, where ratings differ.

	December 31, 2014
	AAA	Split-rated AAA/AA+	AA+ to AA-	A+ to A-	BBB+ to BBB-	BB+ and below	Unrated	Totals
	(in thousands)
Available-for-sale
Collateralized debt obligations	$—	$—	$—	$—	$—	$11,445	$—	$11,445
Commercial MBS issued by GSEs	—	2,147	—	—	—	—	—	2,147
Corporate debt securities	—	—	2,759	5,570	44,160	—	—	52,489
CRA investments	—	—	—	—	—	—	24,332	24,332
Municipal obligations	8,168	—	138,256	146,155	6,263	195	—	299,037
Mutual funds (2)	—	—	—	—	37,702	—	—	37,702
Preferred stock	—	—	—	—	54,585	17,632	10,395	82,612
Private label commercial MBS	5,149	—	—	—	—	—	—	5,149
Private label residential MBS	59,944	—	68	3,439	3,595	3,197	—	70,243
Residential MBS issued by GSEs	—	891,189	—	—	—	—	—	891,189
Trust preferred securities	—	—	—	—	25,546	—	—	25,546
U.S. government sponsored agency securities	—	18,346	—	—	—	—	—	18,346
Total AFS securities (1)	$73,261	$911,682	$141,083	$155,164	$171,851	$32,469	$34,727	$1,520,237

Securities measured at fair value
Residential MBS issued by GSEs	$—	$1,858	$—	$—	$—	$—	$—	$1,858

(1)	The Company uses the average credit rating of the combination of S&P, Moody’s, and Fitch, where ratings differ.

(2)	At least 80% of mutual funds are investment grade corporate debt securities.
Securities with carrying amounts of approximately $830.7 million and $755.5 million at December 31, 2015 and 2014, respectively, were pledged for various purposes as required or permitted by law.
The following table presents gross gains and losses on sales of investment securities:

	Year Ended December 31,
	2015	2014	2013
	(in thousands)
Gross gains	$1,144	$1,118	$1,569
Gross losses	(529)	(361)	(2,764)
Net gains on sales of investment securities	$615	$757	$(1,195)

4. LOANS, LEASES AND ALLOWANCE FOR CREDIT LOSSES
The composition of the Company’s loan portfolio is as follows:

	December 31,
	2015	2014
	(in thousands)
Loans, HFI
Commercial and industrial	$5,114,257	$3,326,708
Commercial real estate - non-owner occupied	2,283,536	2,052,566
Commercial real estate - owner occupied	2,083,285	1,732,888
Construction and land development	1,133,439	748,053
Residential real estate	322,939	299,402
Commercial leases	148,493	205,639
Consumer	26,905	33,009
Loans, net of deferred loan fees and costs	11,112,854	8,398,265
Allowance for credit losses	(119,068)	(110,216)
Total loans HFI	$10,993,786	$8,288,049
Net deferred loan fees and costs as of December 31, 2015 and 2014 total $19.2 million and $12.5 million, respectively. Net unamortized discounts on loans total $8.2 million and $7.5 million as of December 31, 2015 and 2014, respectively. Total loans held for investment are also net of interest rate and credit marks on acquired loans totaling $40.5 million and $27.1 million as of December 31, 2015 and 2014, respectively.
As of December 31, 2015, the Company also has $23.8 million of HFS loans.
The following table presents the contractual aging of the recorded investment in past due loans held for investment by class of loans:

	December 31, 2015
	Current	30-59 Days Past Due	60-89 Days Past Due	Over 90 days Past Due	Total Past Due	Total
	(in thousands)
Commercial real estate
Owner occupied	$2,078,968	$445	$362	$3,510	$4,317	$2,083,285
Non-owner occupied	2,099,274	2,481	—	2,822	5,303	2,104,577
Multi-family	178,959	—	—	—	—	178,959
Commercial and industrial
Commercial	5,066,197	26,358	14,124	7,578	48,060	5,114,257
Leases	145,905	—	—	2,588	2,588	148,493
Construction and land development
Construction	694,527	—	—	—	—	694,527
Land	438,495	—	—	417	417	438,912
Residential real estate	317,677	888	159	4,215	5,262	322,939
Consumer	26,587	12	91	215	318	26,905
Total loans	$11,046,589	$30,184	$14,736	$21,345	$66,265	$11,112,854

	December 31, 2014
	Current	30-59 Days Past Due	60-89 Days Past Due	Over 90 days Past Due	Total Past Due	Total
	(in thousands)
Commercial real estate
Owner occupied	$1,730,164	$1,406	$180	$1,138	$2,724	$1,732,888
Non-owner occupied	1,855,454	2,389	3,361	8,737	14,487	1,869,941
Multi-family	182,180	—	445	—	445	182,625
Commercial and industrial
Commercial	3,324,132	1,523	15	1,038	2,576	3,326,708
Leases	205,639	—	—	—	—	205,639
Construction and land development
Construction	388,399	—	—	—	—	388,399
Land	356,209	—	2,640	805	3,445	359,654
Residential real estate	292,065	2,347	205	4,785	7,337	299,402
Consumer	32,540	177	21	271	469	33,009
Total loans	$8,366,782	$7,842	$6,867	$16,774	$31,483	$8,398,265
The following table presents the recorded investment in non-accrual loans and loans past due ninety days or more and still accruing interest by class of loans:

	December 31, 2015				December 31, 2014
	Non-accrual loans			Loans past due 90 days or more and still accruing	Non-accrual loans			Loans past due 90 days or more and still accruing
	Current	Past Due/ Delinquent	Total Non-accrual		Current	Past Due/ Delinquent	Total Non-accrual
	(in thousands)
Commercial real estate
Owner occupied	$749	$3,253	$4,002	$339	$13,630	$—	$13,630	$1,138
Non-owner occupied	11,851	2,822	14,673	—	30,226	8,601	38,827	2,171
Multi-family	—	—	—	—	—	—	—	—
Commercial and industrial
Commercial	3,263	15,026	18,289	2,671	2,621	496	3,117	703
Leases	—	2,588	2,588	—	373	—	373	—
Construction and land development
Construction	—	—	—	—	—	—	—	—
Land	1,892	417	2,309	—	2,686	2,640	5,326	805
Residential real estate	1,835	4,489	6,324	—	1,332	4,841	6,173	232
Consumer	—	196	196	18	25	188	213	83
Total	$19,590	$28,791	$48,381	$3,028	$50,893	$16,766	$67,659	$5,132
The reduction in interest income associated with loans on non-accrual status was approximately $2.5 million, $3.8 million, and $5.4 million for the years ended December 31, 2015, 2014, and 2013, respectively.
The Company utilizes an internal asset classification system as a means of reporting problem and potential problem loans. Under the Company’s risk rating system, the Company classifies problem and potential problem loans as Special Mention, Substandard, Doubtful, and Loss. Substandard loans include those characterized by well-defined weaknesses and carry the distinct possibility that the Company will sustain some loss if the deficiencies are not corrected. Loans classified as Doubtful, or risk rated eight, have all the weaknesses inherent in those classified as Substandard with the added characteristic that the weaknesses present make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable. The final rating of Loss covers loans considered uncollectible and having such little recoverable value that it is not practical to defer writing off the asset. Loans that do not currently expose the Company to sufficient risk to warrant classification in one of the aforementioned categories, but possess weaknesses that warrant management’s close attention, are deemed to be Special Mention. Risk ratings are updated, at a minimum, quarterly.

The following tables present gross loans by risk rating:

	December 31, 2015
	Pass	Special Mention	Substandard	Doubtful	Loss	Total
	(in thousands)
Commercial real estate
Owner occupied	$2,032,932	$28,422	$20,814	$1,117	$—	$2,083,285
Non-owner occupied	2,054,428	14,867	35,282	—	—	2,104,577
Multi-family	178,959	—	—	—	—	178,959
Commercial and industrial
Commercial	4,962,930	76,283	74,294	750	—	5,114,257
Leases	140,531	4,580	794	2,588	—	148,493
Construction and land development
Construction	678,438	16,089	—	—	—	694,527
Land	420,819	362	17,731	—	—	438,912
Residential real estate	310,067	776	12,096	—	—	322,939
Consumer	26,438	209	258	—	—	26,905
Total	$10,805,542	$141,588	$161,269	$4,455	$—	$11,112,854

	December 31, 2015
	Pass	Special Mention	Substandard	Doubtful	Loss	Total
	(in thousands)
Current (up to 29 days past due)	$10,799,558	$140,932	$104,232	$1,867	$—	$11,046,589
Past due 30 - 59 days	1,907	271	28,006	—	—	30,184
Past due 60 - 89 days	4,077	385	10,274	—	—	14,736
Past due 90 days or more	—	—	18,757	2,588	—	21,345
Total	$10,805,542	$141,588	$161,269	$4,455	$—	$11,112,854

	December 31, 2014
	Pass	Special Mention	Substandard	Doubtful	Loss	Total
	(in thousands)
Commercial real estate
Owner occupied	$1,664,270	$28,072	$39,222	$1,324	$—	$1,732,888
Non-owner occupied	1,771,138	35,752	62,611	440	—	1,869,941
Multi-family	182,180	—	445	—	—	182,625
Commercial and industrial
Commercial	3,295,027	14,380	17,146	155	—	3,326,708
Leases	202,772	2,494	373	—	—	205,639
Construction and land development
Construction	383,677	4,241	481	—	—	388,399
Land	328,278	10,289	21,087	—	—	359,654
Residential real estate	284,052	2,044	13,306	—	—	299,402
Consumer	32,419	233	357	—	—	33,009
Total	$8,143,813	$97,505	$155,028	$1,919	$—	$8,398,265

	December 31, 2014
	Pass	Special Mention	Substandard	Doubtful	Loss	Total
	(in thousands)
Current (up to 29 days past due)	$8,140,140	$95,091	$129,787	$1,764	$—	$8,366,782
Past due 30 - 59 days	2,771	198	4,718	155	—	7,842
Past due 60 - 89 days	385	37	6,445	—	—	6,867
Past due 90 days or more	517	2,179	14,078	—	—	16,774
Total	$8,143,813	$97,505	$155,028	$1,919	$—	$8,398,265
The table below reflects the recorded investment in loans classified as impaired:

	December 31,
	2015	2014
	(in thousands)
Impaired loans with a specific valuation allowance under ASC 310 (1)	$24,287	$124,928
Impaired loans without a specific valuation allowance under ASC 310 (2)	104,587	41,822
Total impaired loans	$128,874	$166,750
Valuation allowance related to impaired loans (3)	$(4,658)	$(10,765)

(1)	Includes TDR loans of $3.0 million and $103.3 million at December 31, 2015 and 2014, respectively.

(2)	Includes TDR loans of $85.9 million and $35.0 million at December 31, 2015 and 2014, respectively.

(3)	Includes valuation allowance related to TDR loans of $0.3 million and $8.9 million at December 31, 2015 and 2014, respectively.
The following table presents impaired loans by class:

	December 31,
	2015	2014
	(in thousands)
Commercial real estate
Owner occupied	$23,153	$44,893
Non-owner occupied	41,081	66,324
Multi-family	—	—
Commercial and industrial
Commercial	26,513	13,749
Leases	2,896	373
Construction and land development
Construction	—	—
Land	18,322	21,748
Residential real estate	16,575	19,300
Consumer	334	363
Total	$128,874	$166,750
A valuation allowance is established for an impaired loan when the fair value of the loan is less than the recorded investment. In certain cases, portions of impaired loans are charged-off to realizable value instead of establishing a valuation allowance and are included, when applicable, in the table above as “Impaired loans without a specific valuation allowance under ASC 310.” However, before concluding that an impaired loan needs no associated valuation allowance, an assessment is made to consider all available and relevant information for the method used to evaluate impairment and the type of loan being assessed. The valuation allowance disclosed above is included in the allowance for credit losses reported in the Consolidated Balance Sheets as of December 31, 2015 and 2014.

The following table presents the average investment in impaired loans and income recognized on impaired loans:

	Year Ended December 31,
	2015	2014	2013
	(in thousands)
Average balance on impaired loans	$150,151	$169,758	$182,670
Interest income recognized on impaired loans	4,794	5,494	6,235
Interest recognized on non-accrual loans, cash basis	1,634	2,536	1,916
The following table presents average investment in impaired loans by loan class:

	Year Ended December 31,
	2015	2014	2013
	(in thousands)
Commercial real estate
Owner occupied	$34,912	$37,048	$49,452
Non-owner occupied	56,360	68,821	56,110
Multi-family	—	—	89
Commercial and industrial
Commercial	17,534	16,168	15,023
Leases	2,948	410	727
Construction and land development
Construction	—	—	—
Land	19,561	21,580	27,326
Residential real estate	18,453	25,223	33,339
Consumer	383	508	604
Total	$150,151	$169,758	$182,670
The average investment in TDR loans included in the average investment in impaired loans table above for the years ended December 31, 2015, 2014, and 2013 was $113.9 million, $126.6 million, and $141.8 million, respectively.
The following table presents interest income on impaired loans by class:

	Year Ended December 31,
	2015	2014	2013
	(in thousands)
Commercial real estate
Owner occupied	$1,575	$1,550	$1,726
Non-owner occupied	1,560	1,484	2,043
Multi-family	—	1	—
Commercial and industrial
Commercial	288	745	1,087
Leases	—	—	—
Construction and land development
Construction	—	—	—
Land	785	1,021	1,288
Residential real estate	579	646	62
Consumer	7	47	29
Total	$4,794	$5,494	$6,235
The Company is not committed to lend significant additional funds on these impaired loans.

The following table summarizes nonperforming assets:

	December 31,
	2015	2014
	(in thousands)
Non-accrual loans (1)	$48,381	$67,659
Loans past due 90 days or more on accrual status	3,028	5,132
Troubled debt restructured loans (2)	70,707	84,720
Total nonperforming loans	122,116	157,511
Other assets acquired through foreclosure, net	43,942	57,150
Total nonperforming assets	$166,058	$214,661

(1)	Includes non-accrual TDR loans of $18.2 million and $53.6 million at December 31, 2015 and 2014, respectively.

(2)	Includes accruing TDR loans only.
Loans Acquired in Bridge Acquisition
The following table presents information regarding the contractually required principal and interest payments receivable, cash flows expected to be collected, and the estimated fair value of loans acquired in the Bridge acquisition, as of June 30, 2015, the closing date of the transaction. The estimated fair value was decreased by $7.2 million for measurement period adjustments recognized during the six months ended December 31, 2015:

	As Adjusted
	Commercial and Industrial	Commercial Real Estate	Construction and Land Development	Residential Real Estate	Consumer	Total
	(in thousands)
Contractually required principal and interest payments:
PCI	$17,899	$3,127	$—	$2,509	$—	$23,535
Non-PCI	1,225,837	340,762	106,851	26,999	987	1,701,436
Total loans acquired	1,243,736	343,889	106,851	29,508	987	1,724,971
Cash flows expected to be collected:
PCI	10,066	1,570	—	2,088	—	13,724
Non-PCI	1,186,076	304,944	102,240	26,629	989	1,620,878
Total loans acquired	1,196,142	306,514	102,240	28,717	989	1,634,602
Fair value of loans acquired:
PCI	7,362	1,417	—	2,075	—	10,854
Non-PCI	1,076,742	229,306	99,080	23,023	925	1,429,076
Total loans acquired	$1,084,104	$230,723	$99,080	$25,098	$925	$1,439,930

Loans Acquired with Deteriorated Credit Quality
Changes in the accretable yield for loans acquired with deteriorated credit quality in the Centennial, Western Liberty, and Bridge acquisitions are as follows:

	Year Ended December 31,
	2015	2014	2013
	(in thousands)
Balance, at beginning of period	$19,156	$28,164	$7,072
Additions due to acquisition of Bridge	857	—	—
Measurement period adjustments	38	—	22,318
Reclassifications from non-accretable to accretable yield (1)	1,747	6,052	9,817
Accretion to interest income	(3,996)	(7,185)	(7,182)
Reversal of fair value adjustments upon disposition of loans	(1,877)	(7,875)	(3,861)
Balance, at end of period	$15,925	$19,156	$28,164

(1)	The primary drivers of reclassification from non-accretable to accretable yield resulted from changes in estimated cash flows.
Allowance for Credit Losses
The following table summarizes the changes in the allowance for credit losses by portfolio type:

	Year Ended December 31,
	Construction and Land Development	Commercial Real Estate	Residential Real Estate	Commercial and Industrial	Consumer	Total
	(in thousands)
2015
Beginning Balance	$18,558	$28,783	$7,456	$54,566	$853	$110,216
Charge-offs	—	—	820	5,550	127	6,497
Recoveries	(1,872)	(4,139)	(2,181)	(3,754)	(203)	(12,149)
Provision	(1,454)	(9,762)	(3,539)	18,411	(456)	3,200
Ending balance	$18,976	$23,160	$5,278	$71,181	$473	$119,068
2014
Beginning Balance	$14,519	$32,064	$11,640	$39,657	$2,170	$100,050
Charge-offs	87	964	1,728	4,370	513	7,662
Recoveries	(2,160)	(3,859)	(1,896)	(4,728)	(459)	(13,102)
Provision	1,966	(6,176)	(4,352)	14,551	(1,263)	4,726
Ending balance	$18,558	$28,783	$7,456	$54,566	$853	$110,216
2013
Beginning Balance	$10,554	$34,982	$15,237	$32,860	$1,794	$95,427
Charge-offs	1,538	8,648	5,922	4,000	1,371	21,479
Recoveries	(2,060)	(2,758)	(2,097)	(5,037)	(930)	(12,882)
Provision	3,443	2,972	228	5,760	817	13,220
Ending balance	$14,519	$32,064	$11,640	$39,657	$2,170	$100,050

The following table presents impairment method information related to loans and allowance for credit losses by loan portfolio segment:

	Commercial Real Estate-Owner Occupied	Commercial Real Estate-Non-Owner Occupied	Commercial and Industrial	Residential Real Estate	Construction and Land Development	Commercial Leases	Consumer	Total Loans
	(in thousands)
Loans as of December 31, 2015:
Recorded Investment:
Impaired loans with an allowance recorded	$2,778	$2,344	$18,230	$914	$—	$—	$21	$24,287
Impaired loans with no allowance recorded	20,375	38,737	8,283	15,661	18,322	2,896	313	104,587
Total loans individually evaluated for impairment	23,153	41,081	26,513	16,575	18,322	2,896	334	128,874
Loans collectively evaluated for impairment	2,044,934	2,180,250	5,085,299	303,372	1,115,117	145,597	26,571	10,901,140
Loans acquired with deteriorated credit quality	15,198	62,205	2,445	2,992	—	—	—	82,840
Total recorded investment	$2,083,285	$2,283,536	$5,114,257	$322,939	$1,133,439	$148,493	$26,905	$11,112,854
Unpaid Principal Balance
Impaired loans with an allowance recorded	$2,778	$2,344	$19,233	$969	$—	$—	$21	$25,345
Impaired loans with no allowance recorded	63,709	61,692	71,773	44,142	82,800	5,229	3,923	333,268
Total loans individually evaluated for impairment	66,487	64,036	91,006	45,111	82,800	5,229	3,944	358,613
Loans collectively evaluated for impairment	2,044,934	2,180,250	5,085,299	303,372	1,115,117	145,597	26,571	10,901,140
Loans acquired with deteriorated credit quality	20,227	88,181	7,820	3,536	—	—	—	119,764
Total unpaid principal balance	$2,131,648	$2,332,467	$5,184,125	$352,019	$1,197,917	$150,826	$30,515	$11,379,517
Related Allowance for Credit Losses
Impaired loans with an allowance recorded	$858	$11	$3,518	$270	$—	$—	$1	$4,658
Impaired loans with no allowance recorded	—	—	—	—	—	—	—	—
Total loans individually evaluated for impairment	858	11	3,518	270	—	—	1	4,658
Loans collectively evaluated for impairment	10,953	11,302	65,806	5,008	18,976	1,857	472	114,374
Loans acquired with deteriorated credit quality	—	36	—	—	—	—	—	36
Total allowance for credit losses	$11,811	$11,349	$69,324	$5,278	$18,976	$1,857	$473	$119,068

	Commercial Real Estate-Owner Occupied	Commercial Real Estate-Non-Owner Occupied	Commercial and Industrial	Residential Real Estate	Construction and Land Development	Commercial Leases	Consumer	Total Loans
	(in thousands)
Loans as of December 31, 2014:
Recorded Investment:
Impaired loans with an allowance recorded	$28,024	$44,937	$11,399	$19,300	$21,052	$41	$175	$124,928
Impaired loans with no allowance recorded	16,869	21,387	2,350	—	696	332	188	41,822
Total loans individually evaluated for impairment	44,893	66,324	13,749	19,300	21,748	373	363	166,750
Loans collectively evaluated for impairment	1,670,083	1,910,420	3,312,629	277,692	726,305	205,266	32,646	8,135,041
Loans acquired with deteriorated credit quality	17,912	75,822	330	2,410	—	—	—	96,474
Total recorded investment	$1,732,888	$2,052,566	$3,326,708	$299,402	$748,053	$205,639	$33,009	$8,398,265
Unpaid Principal Balance
Impaired loans with an allowance recorded	$31,292	$45,853	$11,829	$24,420	$21,169	$41	$187	$134,791
Impaired loans with no allowance recorded	17,010	21,550	4,104	—	885	483	188	44,220
Total loans individually evaluated for impairment	48,302	67,403	15,933	24,420	22,054	524	375	179,011
Loans collectively evaluated for impairment	1,670,083	1,910,420	3,312,629	277,692	726,305	205,266	32,646	8,135,041
Loans acquired with deteriorated credit quality	24,273	108,935	1,150	3,439	—	—	—	137,797
Total unpaid principal balance	$1,742,658	$2,086,758	$3,329,712	$305,551	$748,359	$205,790	$33,021	$8,451,849
Related Allowance for Credit Losses
Impaired loans with an allowance recorded	$2,082	$2,537	$1,926	$1,052	$3,112	$39	$17	$10,765
Impaired loans with no allowance recorded	—	—	—	—	—	—	—	—
Total loans individually evaluated for impairment	2,082	2,537	1,926	1,052	3,112	39	17	10,765
Loans collectively evaluated for impairment	10,198	13,734	49,809	6,404	15,446	2,761	836	99,188
Loans acquired with deteriorated credit quality	174	58	31	—	—	—	—	263
Total allowance for credit losses	$12,454	$16,329	$51,766	$7,456	$18,558	$2,800	$853	$110,216
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

The following table presents information on the financial effects of TDR loans by class for the periods presented:

	Year Ended December 31, 2015
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Forgiven Principal Balance	Lost Interest Income	Post-Modification Outstanding Recorded Investment	Waived Fees and Other Expenses
	(dollars in thousands)
Commercial real estate
Owner occupied	—	$—	$—	$—	$—	$—
Non-owner occupied	1	193	—	—	193	—
Multi-family	—	—	—	—	—	—
Commercial and industrial
Commercial	1	256	—	—	256	—
Leases	—	—	—	—	—	—
Construction and land development
Construction	—	—	—	—	—	—
Land	—	—	—	—	—	—
Residential real estate	1	81	—	3	78	4
Consumer	—	—	—	—	—	—
Total	3	$530	$—	$3	$527	$4

	Year Ended December 31, 2014
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Forgiven Principal Balance	Lost Interest Income	Post-Modification Outstanding Recorded Investment	Waived Fees and Other Expenses
	(dollars in thousands)
Commercial real estate
Owner occupied	6	$14,646	$378	$257	$14,011	$33
Non-owner occupied	5	16,976	—	60	16,916	15
Multi-family	—	—	—	—	—	—
Commercial and industrial
Commercial	6	2,655	—	—	2,655	4
Leases	—	—	—	—	—	—
Construction and land development
Construction	—	—	—	—	—	—
Land	2	2,687	—	47	2,640	—
Residential real estate	5	1,966	447	70	1,449	15
Consumer	—	—	—	—	—	—
Total	24	$38,930	$825	$434	$37,671	$67

	Year Ended December 31, 2013
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Forgiven Principal Balance	Lost Interest Income	Post-Modification Outstanding Recorded Investment	Waived Fees and Other Expenses
	(dollars in thousands)
Commercial real estate
Owner occupied	8	$3,681	$—	$54	$3,627	$28
Non-owner occupied	5	10,735	1,030	63	9,642	14
Multi-family	—	—	—	—	—	—
Commercial and industrial
Commercial	13	4,809	—	19	4,790	11
Leases	—	—	—	—	—	—
Construction and land development
Construction	—	—	—	—	—	—
Land	2	286	—	—	286	1
Residential real estate	13	5,434	267	887	4,280	24
Consumer	2	74	—	5	69	3
Total	43	$25,019	$1,297	$1,028	$22,694	$81
The following table presents TDR loans by class for which there was a payment default during the period:

	Year Ended December 31,
	2015		2014		2013
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
	(dollars in thousands)
Commercial real estate
Owner occupied	—	$—	2	$395	3	$2,506
Non-owner occupied	—	—	2	984	3	1,490
Multi-family	—	—	—	—	—	—
Commercial and industrial
Commercial	—	—	3	369	3	1,089
Leases	—	—	—	—	—	—
Construction and land development
Construction	1	137	—	—	—	—
Land	—	—	—	—	2	330
Residential real estate	3	1,047	1	202	4	955
Consumer	—	—	—	—	—	—
Total	4	$1,184	8	$1,950	15	$6,370
A TDR loan is deemed to have a payment default when it becomes past due 90 days, goes on non-accrual, or is restructured again. Payment defaults, along with other qualitative indicators, are considered by management in the determination of the allowance for credit losses.
At December 31, 2015 and 2014, there was $0.1 million and $1.2 million, respectively, in loan commitments outstanding on TDR loans.
Loan Purchases and Sales
For the years ended December 31, 2015 and 2014, secondary market loan purchases totaled $137.2 million and $166.4 million, respectively. For 2015, these purchased loans consisted of $117.1 million of commercial and industrial loans, $13.2 million of commercial real estate loans, $6.8 million in commercial leases, and $0.1 million of construction and land development loans. For 2014, these purchased loans consisted primarily of commercial and industrial loans. In addition, the Company periodically acquires newly originated loans at closing through participations or loan syndications.

During the year ended December 31, 2015, the Company sold loans, which consisted primarily of commercial and industrial and commercial mortgage-backed securities loans, with a carrying value of $102.2 million and recognized a gain of $0.5 million on the sales. The Company had no significant loan sales in 2014.
5. PREMISES AND EQUIPMENT
 The following is a summary of the major categories of premises and equipment:

	December 31,
	2015	2014
	(in thousands)
Bank premises	$83,431	$82,494
Land and improvements	33,971	33,971
Furniture, fixtures, and equipment	40,025	51,320
Leasehold improvements	18,958	18,160
Construction in progress	1,999	848
Total	178,384	186,793
Accumulated depreciation and amortization	(59,849)	(72,975)
Premises and equipment, net	$118,535	$113,818
Lease Obligations
The Company leases certain premises and equipment under non-cancelable operating leases expiring through 2025. The following is a schedule of future minimum rental payments under these leases at December 31, 2015:

(in thousands)
2016	$8,547
2017	7,999
2018	7,536
2019	6,628
2020	4,986
Thereafter	8,879
Total future minimum rental payments	$44,575
The Company leases the majority of its office locations and many of these leases contain multiple renewal options and provisions for increased rents. Total rent expense of $8.1 million, $6.2 million, and $6.9 million is included in occupancy expense for the years ended December 31, 2015, 2014, and 2013, respectively. Total depreciation expense of $7.7 million, $6.0 million, and $6.0 million is included in occupancy expense for the years ended December 31, 2015, 2014, and 2013, respectively.

6. OTHER ASSETS ACQUIRED THROUGH FORECLOSURE
The following table represents the changes in other assets acquired through foreclosure:

	Year Ended December 31,
	2015
	Gross Balance	Valuation Allowance	Net Balance
	(in thousands)
Balance, beginning of period	$71,421	$(14,271)	$57,150
Additions from acquisition of Bridge	1,407	—	1,407
Transfers to other assets acquired through foreclosure, net	28,566	—	28,566
Proceeds from sale of other real estate owned and repossessed assets, net	(51,038)	5,411	(45,627)
Valuation adjustments, net	—	(182)	(182)
Gains, net (1)	2,628	—	2,628
Balance, end of period	$52,984	$(9,042)	$43,942

	2014
Balance, beginning of period	$88,421	$(21,702)	$66,719
Transfers to other assets acquired through foreclosure, net	13,777	—	13,777
Proceeds from sale of other real estate owned and repossessed assets, net	(33,643)	7,725	(25,918)
Valuation adjustments, net	—	(294)	(294)
Gains, net (1)	2,866	—	2,866
Balance, end of period	$71,421	$(14,271)	$57,150

	2013
Balance, beginning of period	$113,474	$(36,227)	$77,247
Additions from acquisition of Centennial	5,622	—	5,622
Transfers to other assets acquired through foreclosure, net	24,911	—	24,911
Proceeds from sale of other real estate owned and repossessed assets, net	(61,510)	18,268	(43,242)
Valuation adjustments, net	—	(3,743)	(3,743)
Gains, net (1)	5,924	—	5,924
Balance, end of period	$88,421	$(21,702)	$66,719

(1)
Includes net gains related to initial transfers to other assets of $0.9 million, $0.1 million, and $0.9 million during the years ended December 31, 2015, 2014, and 2013 respectively, pursuant to accounting guidance.

At December 31, 2015, 2014, and 2013, the majority of the Company’s repossessed assets consisted of properties located in Nevada. The Company held 39 properties at December 31, 2015, compared to 67 at December 31, 2014.
7. GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill represents the excess consideration paid for net assets acquired in a business combination over their fair value. Goodwill and other intangible assets acquired in a business combination and determined to have an indefinite useful life are not subject to amortization, but are subsequently evaluated for impairment at least annually. The Company's goodwill totals $289.6 million as of December 31, 2015, of which, $23.2 million relates to the Nevada operating segment, $149.6 million relates to the Northern California segment, and $116.8 million relates to the Central Business Lines segment.
During the years ended December 31, 2015, 2014, and 2013, there were no events or circumstances that indicated an interim impairment test of goodwill or other intangible assets was necessary and, based on the Company's annual goodwill and intangibles impairment tests as of October 1 of each of these years, it was determined that goodwill and intangible assets were not impaired.

The following is a summary of the Company's acquired intangible assets:

	December 31, 2015			December 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(in thousands)
Subject to amortization:
Core deposit intangibles	$40,804	$25,438	$15,366	$26,157	$23,468	$2,689

	December 31, 2015			December 31, 2014
	Gross Carrying Amount	Impairment	Net Carrying Amount	Gross Carrying Amount	Impairment	Net Carrying Amount
Not subject to amortization
Trade name	$350	$—	$350	$—	$—	$—
As of December 31, 2015, the Company's core deposit intangible assets had a weighted average estimated useful life of 8.7 years. The Company's legacy core deposit intangibles assets are amortized on a straight-line basis. The core deposit intangible assets acquired in the acquisition of Bridge are being amortized using an accelerated amortization method over a period of 10 years. Amortization expense recognized on all amortizable intangibles totaled $2.0 million, $1.5 million, and $2.4 million for the years ended December 31, 2015, 2014, and 2013, respectively.
Below is a summary of future estimated aggregate amortization expense:

Year Ended December 31,
(in thousands)
2016	$2,788
2017	2,074
2018	1,594
2019	1,547
2020	1,494
Thereafter	5,869
Total	$15,366

8. DEPOSITS
The table below summarizes deposits by type:

	December 31,
	2015	2014
	(in thousands)
Non-interest-bearing demand	$4,093,976	$2,288,048
Interest-bearing demand	1,028,073	854,935
Savings and money market	5,296,921	3,869,699
Certificate of deposit ($250,000 or more)	1,569,525	1,339,238
Other time deposits	42,129	579,123
Total deposits	$12,030,624	$8,931,043
The summary of the contractual maturities for all time deposits as of December 31, 2015 is as follows:

December 31, 2015
(in thousands)
2016	$1,507,050
2017	88,184
2018	9,633
2019	3,552
2020	3,235
Total	$1,611,654
WAB is a member of CDARS and ICS, which provide mechanisms for obtaining FDIC insurance on large deposits. Federal banking law and regulation places restrictions on depository institutions regarding brokered deposits because of the general concern that these deposits are not relationship based and are at a greater risk of being withdrawn, thus posing liquidity risk for institutions that gather brokered deposits in significant amounts. At December 31, 2015 and 2014, the Company had $517.5 million and $700.7 million, respectively, of reciprocal CDARS deposits and $714.4 million and $481.2 million, respectively, of ICS deposits. At December 31, 2015 and 2014, the Company had $184.2 million and $257.0 million, respectively, of wholesale brokered deposits. There were also $365.6 million and $202.4 million of additional deposits as of December 31, 2015 and 2014, respectively, that the Company considers core deposits, but which are classified as brokered deposits for regulatory reporting purposes.
9. OTHER BORROWINGS
The following table summarizes the Company’s borrowings as of December 31, 2015 and 2014:

	December 31,
	2015	2014
	(in thousands)
Short-Term:
Revolving line of credit	$—	$25,000
FHLB advances	150,000	96,987
Other short-term debt	—	58,182
Total short-term borrowings	$150,000	$180,169
Long-Term:
FHLB advances	$—	$210,094
Total long-term borrowings	$—	$210,094
The Company maintains other lines of credit with correspondent banks totaling $70.0 million, of which $25.0 million is secured by pledged securities and has a floating interest rate of one-month or three-month LIBOR plus 1.50%. The remaining $45.0 million is unsecured and has a floating interest rate of one-month LIBOR plus 3.25%. As of December 31, 2015, there were no outstanding balances on the Company's lines of credit. At December 31, 2014, the Company had revolving lines of credit with other institutions with outstanding advances totaling $25.0 million, at an interest rate of 1.75%. In addition, the Bank has entered into federal funds credit line agreements with correspondent banks under which it can borrow up to $100.0 million on an unsecured basis at the federal funds rate in effect at the time of borrowing. There were no amounts outstanding on these lines of credit as of December 31, 2015 and 2014. The lending institutions will determine the interest rate charged on funds at the time of the borrowing.
The Company maintains lines of credit with the FHLB and the FRB. The Company’s borrowing capacity is determined based on collateral pledged, generally consisting of investment securities and loans, at the time of the borrowing. At December 31, 2015, there were $150.0 million in short-term FHLB advances, consisting primarily of overnight advances. The weighted average interest rate on these FHLB advances as of December 31, 2015 was 0.36%. At December 31, 2014, short-term FHLB advances of $97.0 million had a weighted average interest rate of 1.24%.
At December 31, 2014, Senior Notes had a carrying value of $58.2 million. During the year ended December 31, 2015, the Senior Notes matured, resulting in a $58.2 million decrease to other short-term debt.
During 2015, the Company paid off $200.0 million of FHLB advances classified as long-term for a loss on extinguishment of $0.1 million. As of December 31, 2014, long-term FHLB advances of $210.1 million had a weighted average interest rate of 1.06%.
As of December 31, 2015 and 2014, the Company had additional available credit with the FHLB of approximately $1.54 billion and $935.0 million, respectively, and with the FRB of approximately $1.21 billion and $1.15 billion, respectively.

10. QUALIFYING DEBT
Subordinated Debt
On June 29, 2015, the Company issued $150.0 million of subordinated debt, which was recorded net of debt issuance costs of $1.8 million, and matures July 15, 2025. The subordinated debt has a fixed interest rate of 5.00% through June 30, 2020 and then converts to a variable rate of 3.20% plus three-month LIBOR through maturity. The carrying value of subordinated debt also includes the effective portion of related hedges and is $152.0 million at December 31, 2015.
Junior Subordinated Debt
The Company has formed or acquired through mergers, eight statutory business trusts, including two new business trusts, Bridge Capital Trust I and Bridge Capital Trust II, acquired in the acquisition of Bridge on June 30, 2015. These trusts exist for the exclusive purpose of issuing Cumulative Trust Preferred Securities. All of the funds raised from the issuance of these securities were passed to the Company and are reflected in the accompanying Consolidated Balance Sheets as junior subordinated debt, with a carrying value of $58.4 million as of December 31, 2015.
The junior subordinated debt has contractual balances and maturity dates as follows:

		December 31,
Name of Trust	Maturity	2015	2014
At fair value		(in thousands)
BankWest Nevada Capital Trust II	2033	$15,464	$15,464
Intermountain First Statutory Trust I	2034	10,310	10,310
First Independent Statutory Trust I	2035	7,217	7,217
WAL Trust No. 1	2036	20,619	20,619
WAL Statutory Trust No. 2	2037	5,155	5,155
WAL Statutory Trust No. 3	2037	7,732	7,732
Total contractual balance		66,497	66,497
FVO on junior subordinated debt		(19,569)	(26,060)
Junior subordinated debt, at fair value		$46,928	$40,437
At amortized cost
Bridge Capital Holdings Trust I	2035	$12,372	$—
Bridge Capital Holdings Trust II	2036	5,155	—
Total contractual balance		17,527	—
Purchase accounting adjustment, net of accretion (1)		(6,085)	—
Junior subordinated debt, at amortized cost		$11,442	$—

Total junior subordinated debt		$58,370	$40,437

(1)	The purchase accounting adjustment will be accreted over the remaining life of the trusts, pursuant to accounting guidance.
With the exception of debt issued by Bridge Capital Trust I and Bridge Capital Trust II, junior subordinated debt is recorded at fair value at each reporting date due to the FVO election made by the Company under ASC 825. The Bridge junior subordinated debt was initially recorded at a fair value of $11.3 million on June 30, 2015, which includes a fair market value purchase accounting adjustment of $6.2 million that will be accreted over the remaining life of the debt. The Company did not make the FVO election for the Bridge junior subordinated debt. Accordingly, the carrying value of these trusts at each future reporting date will not reflect the current fair value of the debt.
The weighted average interest rate of all junior subordinated debt as of December 31, 2015 was 2.95%, which is three-month LIBOR plus the contractual spread of 2.34%, compared to a weighted average interest rate of 2.73% at December 31, 2014.
In the event of certain changes or amendments to regulatory requirements or federal tax rules, the debt is redeemable in whole. The obligations under these instruments are fully and unconditionally guaranteed by the Company and rank subordinate and junior in right of payment to all other liabilities of the Company. Based on guidance issued by the FRB, the Company's securities continue to qualify as Tier 1 Capital.

Adoption of ASU 2016-01
The following table presents the impact of the Company's election to early adopt an element of ASU 2016-01 issued by the FASB in January 2016 related to changes in the fair value of a liability resulting from a change in the instrument-specific credit risk when the fair value option for financial instruments has been elected and its retrospective application for the periods indicated. The cumulative effect of adoption of this guidance at January 1, 2015 was a decrease to retained earnings of $16.3 million and a corresponding increase to accumulated other comprehensive income.

	Sep 30, 2015	Jun 30, 2015	Mar 31, 2015
	(in thousands)
Consolidated Balance Sheet:
Stockholders' equity
Accumulated other comprehensive income
As previously reported	$20,643	$15,348	$23,423
As reported under new guidance	35,276	26,707	39,538
Retained earnings
As previously reported	218,897	159,939	125,467
As reported under new guidance	204,264	148,580	109,352

	Three Months Ended
	Sep 30, 2015	Jun 30, 2015	Mar 31, 2015
	(in thousands, except per share data)
Consolidated Income Statement:
Non-interest income
As previously reported	$13,826	$(2,191)	$5,933
As reported under new guidance	8,502	5,545	6,242
Income tax expense
As previously reported	19,183	10,599	14,118
As reported under new guidance	17,133	13,579	14,234
Net income
As previously reported	59,134	34,719	40,190
As reported under new guidance	55,860	39,475	40,383
Net income available to common shareholders
As previously reported	58,958	34,472	40,014
As reported under new guidance	55,684	39,228	40,207
Earnings per share applicable to common shareholders--basic
As previously reported	0.59	0.39	0.46
As reported under new guidance	0.55	0.44	0.46
Earnings per share applicable to common shareholders--diluted
As previously reported	0.58	0.39	0.45
As reported under new guidance	0.55	0.44	0.45

11. STOCKHOLDERS' EQUITY
Preferred Stock
On September 27, 2011, the Company received $141.0 million from the issuance of 141,000 shares of non-cumulative perpetual preferred stock, Series B, par value of $0.0001 per share and a liquidation preference of $1,000 per share, to the U.S. Treasury Department under the SBLF.
On December 31, 2014, the Company redeemed 70,500 of its 141,000 shares of non-cumulative perpetual preferred stock, Series B. The shares were redeemed at their liquidation value of $1,000 per share plus accrued dividends for a total redemption price of $70.7 million.
On December 18, 2015, the Company redeemed its remaining 70,500 shares of non-cumulative perpetual preferred stock, Series B. The shares were redeemed at their liquidation value of $1,000 per share plus accrued dividends for a total redemption price of $70.7 million.
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
Under ATM Distribution Agreement
On June 4, 2014, the Company entered into a distribution agency agreement with Credit Suisse Securities (USA) LLC, under which the Company may sell shares of its common stock up to an aggregate offering price of $100.0 million on the New York Stock Exchange. The parties executed an Amended and Restated Distribution Agency Agreement on October 30, 2014. The Company pays Credit Suisse Securities (USA) LLC a mutually agreed rate, not to exceed 2% of the gross offering proceeds of the shares. The common stock will be sold at prevailing market prices at the time of the sale or at negotiated prices and, as a result, prices will vary.
Sales in the ATM offering were previously being made pursuant to a prospectus dated May 14, 2012 and a prospectus supplement filed with the SEC on June 4, 2014, in connection with one or more offerings of shares from the Company's shelf registration statement on Form S-3 (No. 333-181128), which expired on May 14, 2015. On May 7, 2015, the Company filed with the SEC a new shelf registration statement on Form S-3 (No. 333-203959). During the year ended December 31, 2015, the Company sold 760,376 shares under the ATM offering at a weighted-average selling price of $38.13 per share for gross proceeds of $29.0 million. Total related offering costs were $0.7 million, of which $0.5 million relates to compensation costs paid to Credit Suisse Securities (USA) LLC. During the year ended December 31, 2014, the Company sold 548,122 shares under the ATM offering at a weighted-average selling price of $25.96 per share for gross proceeds of $14.2 million. Total related offering costs were $0.5 million, of which $0.2 million relates to compensation costs paid to Credit Suisse Securities (USA) LLC.
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
Bridge's restricted stock awards generally had an original vesting period of five years. The remaining vesting period of these awards remained unchanged upon conversion. The value of restricted stock replacement awards were based on WAL's stock price as of the acquisition date and totaled $17.0 million as of June 30, 2015, of which $9.0 million is considered purchase price consideration for pre-combination service and $8.0 million is post-combination compensation service expense that will be recognized over the remaining vesting period of the awards. During the year ended December 31, 2015, the Company recognized $1.7 million in compensation expense related to these awards.

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
The value of assumed stock options as of June 30, 2015 totaled $4.1 million, of which $1.7 million is considered purchase price consideration for pre-combination service and $2.4 million is post-combination compensation service expense that will be recognized over the remaining vesting period of the options. During the year ended December 31, 2015, the Company recognized $0.5 million in compensation expense related to these awards.
Stock Awards and Stock Options
The Incentive Plan, as amended, gives the Board of Directors the authority to grant up to 10.5 million stock awards consisting of unrestricted stock, stock units, dividend equivalent rights, stock options (incentive and non-qualified), stock appreciation rights, restricted stock, and performance and annual incentive awards. Stock awards available for grant at December 31, 2015 were 3.2 million.
The Incentive Plan contains certain individual limits on the maximum amount that can be paid in cash under the Incentive Plan and on the maximum number of shares of common stock that may be issued pursuant to the Incentive Plan in a calendar year. In 2012, stockholders approved an amendment to the Incentive Plan that 1) increased by 2,000,000 the maximum number of shares available for issuance thereunder; 2) increased the maximum number of shares of stock that can be awarded to any person eligible for an award thereunder to 300,000 per calendar year; and 3) provided for additional business criteria upon which performance-based awards may be based thereunder. In 2014, stockholders approved an amendment to the Incentive Plan that increased the maximum number of shares available for issuance by 2,000,000.
Restricted stock awards granted to employees in 2015 and 2014 generally vest over a three-year period. Stock grants made to non-employee WAL and WAB directors during 2015 includes both the annual grant that was fully vested at June 30, 2015 and a special grant to WAB directors that immediately vested in December 2015. The Company estimates the compensation cost for stock grants based upon the grant date fair value. Stock compensation cost is recognized on a straight-line basis over the requisite service period for the entire award. The aggregate grant date fair value for the stock issued during the year ended December 31, 2015 was $12.6 million. For the year ended December 31, 2015, the Company recognized $9.3 million in stock-based compensation expense related to these stock grants, compared to $6.8 million in 2014.
In addition, the Company granted 52,200 shares of restricted stock to certain members of executive management that have both performance and service conditions that affect vesting. The performance condition was based on achieving an EPS target for fiscal year 2015. This EPS target was met as of December 31, 2015 and therefore the restricted stock awards will vest over a remaining two-year service period. The grant date fair value of the awards was $1.4 million. For the year ended December 31, 2015, the Company recognized $0.5 million in stock-based compensation expense related to these performance-based restricted stock grants, compared to no such stock-based compensation expense in 2014 or 2013.

A summary of the status of the Company’s unvested shares of restricted stock, including those issued in connection with the Bridge acquisition, and changes during the years then ended is presented below:

	December 31,
	2015		2014
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
	(in thousands, except per share amounts)
Balance, beginning of period	1,050	$16.19	1,204	$9.71
Granted	509	27.55	508	23.90
Issued in acquisition of Bridge	546	14.70	—	—
Vested	(528)	13.02	(566)	9.57
Forfeited	(85)	21.63	(96)	15.05
Balance, end of period	1,492	$20.46	1,050	$16.19
The weighted average grant date fair value of stock awards granted during the years ended December 31, 2015, 2014, and 2013 was $12.6 million, $12.2 million, and $6.7 million, respectively. The total fair value of restricted stock that vested during the years ended December 31, 2015, 2014, and 2013 was $14.6 million, $13.3 million, and 6.8 million, respectively.
As of December 31, 2015, there was $18.5 million of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under the Incentive Plan. That cost is expected to be recognized over a weighted average period of 2.19 years.
As of December 31, 2015, the Company has stock option awards outstanding related to options granted in 2011 as well as stock option awards converted in connection with the Bridge acquisition. The options granted in 2011 had a vesting period of 4 years, a contractual life of 7 years, and became fully vested in January 2015. The fair value of each option award was estimated on the date of grant using the Black-Scholes option valuation model. A summary of option activity during the year ended December 31, 2015 is presented below:

	December 31, 2015
	Shares	Weighted Average Exercise Price (per share)	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
	(in thousands, except exercise price and contractual terms)
Outstanding options, beginning of period	217	$9.70
Granted	—	—
Issued in acquisition of Bridge	213	22.02
Exercised	(182)	10.62
Forfeited or expired	(24)	23.89
Options outstanding, end of period	224	$19.15	6.41	$3,738
Options exercisable, end of period	94	$11.72	3.67	$2,278
Options expected to vest, end of period	97	$24.49	8.38	$1,691
The total intrinsic value of options exercised during the years ended December 31, 2015, 2014, and 2013 was $3.6 million, $7.1 million, and $2.8 million, respectively.

Performance Stock Units
The Company grants members of its executive management committee performance stock units that do not vest unless the Company achieves a specified cumulative EPS target over a three-year performance period. The number of shares issued will vary based on the cumulative EPS target that is achieved. The Company estimates the cost of performance stock units based upon the grant date fair value and expected vesting percentage over the three-year performance period. For the year ended December 31, 2015, the Company recognized $4.8 million in stock-based compensation expense related to these performance stock units, compared to $3.6 million in stock-based compensation expense for such units in 2014.
The three-year performance period for the 2012 grant ended on December 31, 2014, and the Company's cumulative EPS for the performance period exceeded the level required for a maximum award under the terms of the grant. As a result, on February 18, 2015, executive management committee members were granted 285,000 of fully vested common shares.
The three-year performance period for the 2013 grant ended on December 31, 2015, and the Company's cumulative EPS for the performance period exceeded the level required for a maximum award under the terms of the grant. As a result, 308,400 shares will become fully vested and be paid out to members of the executive management committee in February 2016.
As of December 31, 2015, outstanding performance stock unit grants made in 2014 and 2015 are expected to pay out at the maximum award amount, or 414,650 common shares.
12. ACCUMULATED OTHER COMPREHENSIVE INCOME
The following table summarizes the changes in accumulated other comprehensive income (loss) by component, net of tax, for the periods indicated:

	Unrealized holding gains (losses) on AFS	Unrealized holding gains (losses) on SERP	Unrealized holding gains (losses) on junior subordinated debt	Impairment loss on securities	Unrealized gain on cash flow hedge	Total
	(in thousands)
Balance, December 31, 2012	$8,065	$—	$—	$144	$17	$8,226
Other comprehensive income before reclassifications	(30,503)	—	—	—	(17)	(30,520)
Amounts reclassified from accumulated other comprehensive income	748	—	—	—	—	748
Net current-period other comprehensive (loss)	(29,755)	—	—	—	(17)	(29,772)
Balance, December 31, 2013	$(21,690)	$—	$—	$144	$—	$(21,546)
Transfer of HTM securities to AFS	8,976	—	—	—	—	8,976
Other comprehensive income before reclassifications	29,683	—	—	—	—	29,683
Amounts reclassified from accumulated other comprehensive income	(474)	—	—	—	—	(474)
Net current-period other comprehensive income	38,185	—	—	—	—	38,185
Balance, December 31, 2014	$16,495	$—	$—	$144	$—	$16,639
Balance, January 1, 2015 (1)	16,495	—	16,309	144	—	32,948
Transfer of HTM securities to AFS	—	—	—	—	—	—
Other comprehensive income before reclassifications	(6,117)	90	(4,276)	—	—	(10,303)
Amounts reclassified from accumulated other comprehensive income	(385)	—	—	—	—	(385)
Net current-period other comprehensive (loss) income	(6,502)	90	(4,276)	—	—	(10,688)
Balance, December 31, 2015	$9,993	$90	$12,033	$144	$—	$22,260
(1)    As adjusted, see "Note 10. Qualifying Debt" for further discussion.

The following table presents reclassifications out of accumulated other comprehensive income:

	Year Ended December 31,
Income Statement Classification	2015	2014	2013
	(in thousands)
Gain (loss) on sales of investment securities, net	$615	$757	$(1,195)
Income tax (expense) benefit	(230)	(283)	447
Net of tax	$385	$474	$(748)
13. DERIVATIVES AND HEDGING ACTIVITIES
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
As of December 31, 2015, 2014, and 2013, the Company does not have any significant outstanding cash flow hedges or free-standing derivatives.
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
The Company entered into a "pay variable/receive fixed" interest rate swap agreement, designated as a fair value hedge, to hedge the interest rate exposure on its subordinated debt issuance. As a result, the Company is paying a floating rate of three month LIBOR plus 3.16% and is receiving semi-annual fixed payments of 5.00% to match the payments on the debt.

Fair Values, Volume of Activity, and Gain/Loss Information Related to Derivative Instruments
The following table summarizes the fair values of the Company's derivative instruments on a gross and net basis as of December 31, 2015, 2014, and 2013. The change in the notional amounts of these derivatives from December 31, 2013 to December 31, 2015 indicates the volume of the Company's derivative transaction activity during these periods. The derivative asset and liability balances are presented on a gross basis, prior to the application of bilateral collateral and master netting agreements. Total derivative assets and liabilities are adjusted to take into account the impact of legally enforceable master netting agreements that allow the Company to settle all derivative contracts with the same counterparty on a net basis and to offset the net derivative position with the related collateral. Where master netting agreements are not in effect or are not enforceable under bankruptcy laws, the Company does not adjust those derivative amounts with counterparties. The fair value of derivative contracts, after taking into account the effects of master netting agreements, is included in other assets or other liabilities in the Consolidated Balance Sheets, as indicated in the following table:

	December 31, 2015			December 31, 2014			December 31, 2013
		Fair Value			Fair Value			Fair Value
	Notional Amount	Derivative Assets	Derivative Liabilities	Notional Amount	Derivative Assets	Derivative Liabilities	Notional Amount	Derivative Assets	Derivative Liabilities
	(in thousands)
Derivatives designated as hedging instruments:
Fair value hedges
Interest rate swaps	$800,478	$3,569	$64,785	$647,703	$7	$57,820	$294,997	$2,386	$788
Total	800,478	3,569	64,785	647,703	7	57,820	294,997	2,386	788
Netting adjustments (1)	—	—	—	—	—	—	—	384	384
Net derivatives in the balance sheet	$800,478	$3,569	$64,785	$647,703	$7	$57,820	$294,997	$2,002	$404

(1)	Netting adjustments represent the amounts recorded to convert our derivative balances from a gross basis to a net basis in accordance with the applicable accounting guidance.
Fair value hedges
An assessment of effectiveness is performed at initiation of a hedge and on a quarterly basis thereafter. All of the Company's fair value hedges remained “highly effective” as of December 31, 2015, 2014, and 2013.
The following table summarizes the pre-tax net gains (losses) on fair value hedges for the years ended December 31, 2015, 2014, and 2013 which are recorded in unrealized (losses) gains on assets and liabilities measured at fair value, net in the income statement.

	Year Ended December 31,
	2015	2014	2013
	(in thousands)
Hedge of Fixed Rate Loans (a)
Loss on "pay fixed" swap	$(6,965)	$(60,377)	$3,308
Gain on receive fixed rate loans	7,044	60,208	(3,317)
Net ineffectiveness	$79	$(169)	$(9)
Hedge of Fixed Rate Subordinated Debt (a)
Gain on "receive fixed" swap	$3,569	$—	$—
Loss on subordinated debt	(3,569)	—	—
Net ineffectiveness	$—	$—	$—

(a)
The fair value of derivatives contracts are carried as other assets and other liabilities in the Consolidated Balance Sheets. The effective portion of hedging gains (losses) are recorded as basis adjustments to the underlying hedged asset or liability. Gains and losses on both the hedging derivative and hedged item are recorded through non-interest expense with a resulting net income impact for the amount of ineffectiveness.

Counterparty Credit Risk
Like other financial instruments, derivatives contain an element of credit risk. This risk is measured as the expected positive replacement value of the contracts. Management generally enters into bilateral collateral and master netting agreements that provide for the net settlement of all contracts with the same counterparty. Additionally, management monitors counterparty credit risk exposure on each contract to determine appropriate limits on the Company's total credit exposure across all product types. In general, the Company has a zero credit threshold with regard to derivative exposure with counterparties. Management reviews the Company's collateral positions on a daily basis and exchanges collateral with counterparties in accordance with standard ISDA documentation and other related agreements. The Company generally holds collateral in the form of highly rated securities issued by the U.S. Treasury or government-sponsored enterprises, such as GNMA, FNMA, and FHLMC. The total collateral netted against net derivative liabilities totaled $61.7 million at December 31, 2015, $57.8 million at December 31, 2014, and $0.3 million at December 31, 2013.
The following table summarizes our largest exposure to an individual counterparty at the dates indicated:

	December 31,
	2015	2014	2013
	(in thousands)
Largest gross exposure (derivative asset) to an individual counterparty	$3,569	$7	$2,378
Collateral posted by this counterparty	4,680	—	2,002
Derivative liability with this counterparty	—	—	346
Collateral pledged to this counterparty	1,340	—	—
Net exposure after netting adjustments and collateral	$229	$7	$—
Credit Risk Contingent Features
Management has entered into certain derivative contracts that require the Company to post collateral to the counterparties when these contracts are in a net liability position. Conversely, the counterparties post collateral when these contracts are in a net asset position. The amount of collateral to be posted is based on the amount of the net liability and exposure thresholds. As of December 31, 2015, 2014, and 2013 the aggregate fair value of all derivative contracts with credit risk contingent features (i.e., those containing collateral posting provisions) held by the Company that were in a net liability position totaled $64.8 million, $57.8 million, and $0.4 million, respectively. As of December 31, 2015, the Company was in an over-collateralized net position of $15.5 million after considering $77.2 million of collateral held in the form of securities. As of December 31, 2014 and 2013, the Company was in an over-collateralized position of $14.2 million and $12.4 million, respectively.
14. EARNINGS PER SHARE
Diluted EPS is based on the weighted average outstanding common shares during each period, including common stock equivalents. Basic EPS is based on the weighted average outstanding common shares during the period.
The following table presents the calculation of basic and diluted EPS:

	Year Ended December 31,
	2015	2014	2013
	(in thousands, except per share amounts)
Weighted average shares - basic	94,570	86,693	85,682
Dilutive effect of stock awards	649	813	859
Weighted average shares - diluted	95,219	87,506	86,541
Net income available to common stockholders	$193,494	$146,564	$113,555
Earnings per share - basic	2.05	1.69	1.33
Earnings per share - diluted	2.03	1.67	1.31
The Company had zero, 1,500, and 163,300 stock options outstanding as of December 31, 2015, 2014, and 2013, respectively, which were not included in the computation of diluted earnings per common share because their effect would be anti-dilutive.

15. INCOME TAXES
The provision for income taxes charged to operations consists of the following:

	Year Ended December 31,
	2015	2014	2013
	(in thousands)
Current	$61,040	$55,572	$43,547
Deferred	3,254	(7,182)	(13,717)
Total tax provision	$64,294	$48,390	$29,830
The reconciliation between the statutory federal income tax rate and the Company’s effective tax rate are summarized as follows:

	Year Ended December 31,
	2015	2014	2013
	(in thousands)
Income tax at statutory rate	$90,489	$69,125	$50,979
Increase (decrease) resulting from:
State income taxes, net of federal benefits	5,783	4,904	3,016
Bank owned life insurance	(1,365)	(1,578)	(1,683)
Tax-exempt income	(20,226)	(15,006)	(7,308)
Deferred tax asset valuation allowance	(2,290)	(2,104)	(2,391)
Bargain purchase gain	—	—	(3,775)
Low income housing tax credits	(5,223)	(3,872)	(2,105)
Tax benefit related to Western Liberty acquisition	—	—	(3,738)
Other, net	(2,874)	(3,079)	(3,165)
Total tax provision	$64,294	$48,390	$29,830
The effective tax rate for the year ended December 31, 2015 was 24.87%, compared to 24.50% for the year ended December 31, 2014, and 20.48% for the year ended December 31, 2013. There was not a significant change in the effective tax rate from 2014 compared to 2015. The increase in the effective tax rate from 2013 compared to 2014 is primarily due to the increase in pre-tax book income and the absence of acquisition related benefits for the year ended December 31, 2014 compared to 2013.

The cumulative tax effects of the primary temporary differences are shown in the following table:

	December 31,
	2015	2014
	(in thousands)
Deferred tax assets:
Allowance for credit losses	$47,431	$42,038
Fair market value adjustment related to acquired loans	13,930	8,250
Stock-based compensation	12,069	4,749
Net operating loss carryovers	9,255	8,453
Tax credit carryovers	9,052	9,617
Startup costs and other amortization	4,771	5,113
Allowance for other assets acquired through foreclosure, net	4,280	7,343
Section 382 limited NUBILs	3,284	3,657
Other	13,686	8,188
Total gross deferred tax assets	117,758	97,408
Deferred tax asset valuation allowance	—	(2,290)
Total deferred tax assets	117,758	95,118
Deferred tax liabilities:
Unrealized gain on debt instruments measured at fair value	(7,537)	—
Deferred loan costs	(7,400)	(6,041)
Unrealized gain on AFS securities	(6,353)	(9,949)
Core deposit intangible	(6,093)	(1,006)
Premises and equipment	(2,039)	(4,049)
Unrealized gains on financial instruments measured at fair value	(1,000)	(9,798)
Other	(984)	(1,589)
Total deferred tax liabilities	(31,406)	(32,432)
Deferred tax assets, net	$86,352	$62,686
Deferred tax assets and liabilities are included in the Consolidated Financial Statements at currently enacted income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be reversed. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes.
For the year ended December 31, 2015, the net deferred tax assets increased $23.7 million to $86.4 million. This overall increase in the net deferred tax asset was primarily the result of increases to deferred tax assets from the effects of the Bridge acquisition; a change in fair market value of junior subordinated debt and AFS securities; and the increase in the allowance for credit losses.
Although realization is not assured, the Company believes that the realization of the recognized deferred tax asset of $86.4 million at December 31, 2015 is more-likely-than-not based on expectations as to future taxable income and based on available tax planning strategies within the meaning of ASC 740, Income Taxes, that could be implemented if necessary to prevent a carryover from expiring.
As of December 31, 2015 and 2014, the Company had a deferred tax valuation allowance of zero and $1.8 million, respectively, related to net capital loss carryovers from the sale of preferred stock investments and zero and $0.5 million, respectively, related to IRC Section 382 limitations associated with the Company's acquisition of Western Liberty.
The deferred tax asset related to federal and state NOL carryovers outstanding at December 31, 2015 and 2014 available to reduce the tax liability in future years totaled $9.3 million and $8.5 million, respectively. The respective $9.3 million and $8.5 million of tax benefits relate entirely to federal NOL carryovers (subject to an annual limitation imposed by IRC Section 382). The Company’s ability to use federal NOL carryovers, as well as its ability to use certain future tax deductions called NUBILs associated with the Company's acquisitions of Western Liberty and Centennial, will be subject to separate annual limitations of $1.8 million and $1.6 million of deductions from taxable income, respectively. In management’s opinion, it is more-likely-than-not that the results of future operations will generate sufficient taxable income to realize all of the deferred tax benefits related to these NOL carryovers and NUBILs.

The Company files income tax returns in the U.S. federal jurisdiction and in various states. With few exceptions, the Company is no longer subject to U.S. federal, state, or local income tax examinations by tax authorities for years before 2011.
When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the Consolidated Financial Statements in the period in which, based on all available evidence, management believes it is more-likely-than-not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50% likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above would be reflected as a liability for unrecognized tax benefits in the accompanying Consolidated Balance Sheet along with any associated interest and penalties that would be payable to the taxing authorities upon examination.
The total gross activity of unrecognized tax benefits related to uncertain tax positions are shown in the following table:

	December 31,
	2015	2014
	(in thousands)
Beginning balance	$—	$—
Gross Increases
Tax positions in prior periods	1,038	—
Current period tax positions	—	—
Gross decreases
Tax positions in prior periods	—	—
Settlements	—	—
Lapse of statute of limitations	—	—
Ending balance	$1,038	$—
As of December 31, 2015, the total amount of unrecognized tax benefits, net of associated deferred tax benefit, that would impact the effective tax rate, if recognized, is $0.7 million. There were no unrecognized tax benefits as of December 31, 2014.
Interest and penalties related to unrecognized tax benefits are recognized in the provision for income taxes. During the year ended December 31, 2015, the Company recognized as part of its provision for income taxes, $0.1 million in penalties associated with unrecognized tax benefits and no amounts for interest. There were no amounts for interest and penalties recognized during the years ended December 31, 2014 and 2013.
As of December 31, 2015, the Company has accrued a $0.1 million liability for penalties and a $0.1 million liability for interest. As of December 31, 2014, there were no amounts accrued for interest or penalties.
Investments in LIHTC
The Company invests in LIHTC funds that are designed to generate a return primarily through the realization of federal tax credits.
Investments in LIHTC and unfunded LIHTC obligations are included as part of other assets and other liabilities, respectively, in the Consolidated Balance Sheets and total $152.7 million and $61.2 million, respectively, as of December 31, 2015, compared to $126.6 million and $51.4 million as of December 31, 2014. For the years ended December 31, 2015, 2014, and 2013, $14.4 million, $10.6 million, and $5.9 million of amortization related to LIHTC investments was recognized as a component of income tax expense, respectively.

16. COMMITMENTS AND CONTINGENCIES
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
A summary of the contractual amounts for unfunded commitments and letters of credit are as follows:

	December 31,
	2015	2014
	(in thousands)
Commitments to extend credit, including unsecured loan commitments of $341,374 at December 31, 2015 and $232,863 at December 31, 2014	$3,624,578	$2,164,523
Credit card commitments and financial guarantees	57,966	42,038
Standby letters of credit, including unsecured letters of credit of $4,257 at December 31, 2015 and $5,166 at December 31, 2014	50,659	49,556
Total	$3,733,203	$2,256,117
The following table represents the contractual commitments for lines and letters of credit by maturity at December 31, 2015:

		Amount of Commitment Expiration per Period
	Total Amounts Committed	Less Than 1 Year	1-3 Years	3-5 Years	After 5 Years
	(in thousands)
Commitments to extend credit	$3,624,578	$1,588,558	$1,401,293	$267,284	$367,443
Credit card commitments and financial guarantees	57,966	57,966	—	—	—
Standby letters of credit	50,659	42,749	5,749	2,161	—
Total	$3,733,203	$1,689,273	$1,407,042	$269,445	$367,443
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
The Company has exposure to credit losses from unfunded commitments and letters of credit. As funds have not been disbursed on these commitments, they are not reported as loans outstanding. Credit losses related to these commitments are not included in the allowance for credit losses reported in "Note 4. Loans, Leases and Allowance for Credit Losses" of these Consolidated Financial Statements and are accounted for as a separate loss contingency. This loss contingency for unfunded loan commitments and letters of credit was $3.3 million and $2.1 million as of December 31, 2015 and 2014, respectively. Changes to this liability are adjusted through non-interest expense.
Concentrations of Lending Activities
The Company’s lending activities are driven in large part by the customers served in the market areas where the Company has branch offices in the states of Arizona, Nevada, and California. Despite the geographic concentration of lending activities, the Company does not have a single external customer from which it derives 10% or more of its revenues. The Company monitors concentrations within four broad categories: geography, industry, product, and collateral. The Company's loan portfolio includes significant credit exposure to the CRE market. As of December 31, 2015 and 2014, CRE related loans accounted for approximately 49% and 54% of total loans, respectively. Substantially all of these loans are secured by first liens with an initial loan to value ratio of generally not more than 75%. Approximately 48% and 46% of these CRE loans, excluding construction and land loans, were owner-occupied at December 31, 2015 and 2014, respectively.
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
17. FAIR VALUE ACCOUNTING
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
Under ASC 825, the Company elected the FVO treatment for junior subordinated debt issued by WAL. This election is irrevocable and results in the recognition of unrealized gains and losses on these items in earnings at each reporting date. The Company did not elect FVO treatment for assumed Bridge junior subordinated debt.
All securities for which the fair value measurement option had been elected are included in a separate line item in the Consolidated Balance Sheets as securities measured at fair value.

For the years ended December 31, 2015, 2014, and 2013 securities gains and losses from fair value changes were as follows:

	Changes in Fair Values for Items Measured at Fair Value Pursuant to Election of the Fair Value Option
	Unrealized Gain/(Loss) on Assets and Liabilities Measured at Fair Value, Net	Interest Income on Securities	Interest Expense on Junior Subordinated Debt	Total Changes Included in Current-Period Earnings	Total Changes Included in OCI (1)
	(in thousands)
Year Ended December 31, 2015
Securities measured at fair value	$(32)	$2	$—	$(30)	$—
Junior subordinated debt	(6,491)	—	(2,151)	(2,151)	(4,276)
Total	$(6,523)	$2	$(2,151)	$(2,181)	$(4,276)
Year Ended December 31, 2014
Securities measured at fair value	$(41)	$7	$—	$(34)	$—
Junior subordinated debt	1,421	—	(1,754)	(333)	—
Total	$1,380	$7	$(1,754)	$(367)	$—
Year Ended December 31, 2013
Securities measured at fair value	$(260)	$6	$—	$(254)	$—
Junior subordinated debt	(5,640)	—	(1,823)	(7,463)	—
Total	$(5,900)	$6	$(1,823)	$(7,717)	$—

(1)
Due to the Company's election to early adopt an element of ASU 2016-01, changes in the fair value of junior subordinated debt are presented as part of OCI, net of tax, rather than included in earnings, effective January 1, 2015. See Note 10. Qualifying Debt for further discussion.

There were no net gains or losses recognized during the years ended December 31, 2015, 2014, and 2013 on trading securities sold during the period.
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
Independent pricing service: Our independent pricing service provides pricing information on Level 1, 2, and 3 securities, and represents the pricing source for the majority of the portfolio. Management independently evaluates the fair value measurements received from the Company's third party pricing service through multiple review steps. First, management reviews what has transpired in the marketplace with respect to interest rates, credit spreads, volatility, and mortgage rates, among other things, and develops an expectation of changes to the securities' valuations from the previous quarter. Then, management obtains market values from additional sources. The pricing service provides management with observable market data including interest rate curves and mortgage prepayment speed grids, as well as dealer quote sheets, new bond offering sheets, and historical trade documentation. Management reviews the assumptions and decides whether they are reasonable. Management may compare interest rates, credit spreads, and prepayments speeds used as part of the assumptions to those that management believes are reasonable. Management may price securities using the provided assumptions to determine whether they can develop similar prices on like securities. Any discrepancies between management’s review and the prices provided by the vendor are discussed with the vendor and the Company’s other valuation advisors. Lastly, management selects a sample of investment securities and compares the values provided by its primary third party pricing service to the market values obtained from secondary sources and evaluates those with notable variances.
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
As of March 31, 2015, junior subordinated debt issued by the parent was valued under an NPV approach with a discount rate equal to a derived credit spread of 5.96% plus three-month LIBOR. Subsequently, on June 29, 2015, WAB issued $150.0 million of subordinated debt at a credit spread of 3.20% over LIBOR. Management deemed this to be a new observable market input relative to the Company's own credit risk. As of June 30, 2015, the junior subordinated debt was valued with an adjusted credit spread of 4.69%. This credit spread of 4.69% represents a reduction of 1.27% from the credit spread as of March 31, 2015, and a premium of 1.49% over the recent subordinated debt issuance by WAB, with such premium resulting from terms and features reflecting the greater level of subordination of the junior subordinated debt issued by the parent. This spread reduction resulted in a non-cash, non-recurring debt valuation loss of $7.7 million during the three months ended June 30, 2015. This charge had no effect on regulatory capital.
As of December 31, 2015, utilizing the methodology described above, the Company estimated the discount rate at 5.67%, which represents an implied credit spread of 5.06% plus three-month LIBOR (0.61%). As of December 31, 2014, the Company estimated the discount rate at 6.24%, which was a 5.99% credit spread plus three-month LIBOR (0.25%).

The fair value of assets and liabilities measured at fair value on a recurring basis was determined using the following inputs as of the periods presented:

	Fair Value Measurements at the End of the Reporting Period Using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
	(in thousands)
December 31, 2015
Assets:
Measured at fair value
Residential MBS issued by GSEs	$—	$1,481	$—	$1,481
Available-for-sale
Collateralized debt obligations	$—	$—	$10,060	$10,060
Commercial MBS issued by GSEs	—	19,114	—	19,114
Corporate debt securities	—	13,251	—	13,251
CRA investments	34,685	—	—	34,685
Municipal obligations	—	334,830	—	334,830
Preferred stock	111,236	—	—	111,236
Private label commercial MBS	—	4,691	—	4,691
Private label residential MBS	—	257,128	—	257,128
Residential MBS issued by GSEs	—	1,170,221	—	1,170,221
Trust preferred securities	—	24,314	—	24,314
U.S. treasury securities	2,993	—	—	2,993
Total AFS securities	$148,914	$1,823,549	$10,060	$1,982,523
Loans - HFS	$—	$23,809	$—	$23,809
Derivative assets (1)	—	3,569	—	3,569
Liabilities:
Junior subordinated debt (2)	$—	$—	$46,928	$46,928
Derivative liabilities (1)	—	64,785	—	64,785

(1)
Derivative assets and liabilities relate to interest rate swaps, see "Note 13. Derivatives and Hedging Activities." In addition, the carrying value of loans includes a net positive value of $64,184 and the net carrying value of subordinated debt includes a net negative value of $3,569 as of December 31, 2015, which relates to the effective portion of the hedges put in place to mitigate against fluctuations in interest rates.

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

(1)
Derivative assets and liabilities relate to interest rate swaps, see "Note 13. Derivatives and Hedging Activities." In addition, the carrying value of loans includes a positive value of $57,140 as of December 31, 2014, which relates to the effective portion of the hedges put in place to mitigate against fluctuations in interest rates.

For the years ended December 31, 2015, 2014, and 2013, the change in Level 3 assets and liabilities measured at fair value on a recurring basis was as follows:

	Junior Subordinated Debt
	Year Ended December 31,
	2015	2014	2013
	(in thousands)
Beginning balance	$(40,437)	$(41,858)	$(36,218)
Transfers into Level 3	—	—	—
Total gains (losses) for the period
Included in earnings (1)	—	1,421	(5,640)
Included in other comprehensive income (2)	$(6,491)	$—	$—
Ending balance	$(46,928)	$(40,437)	$(41,858)

(1)	Total gains (losses) for the period are included in the non-interest income line, Unrealized gains (losses) on assets and liabilities measured at fair value, net.

(2)
Due to the Company's election to early adopt an element of ASU 2016-01, changes in the fair value of junior subordinated debt are presented as part of OCI rather than earnings effective January 1, 2015. Accordingly, total losses for 2015 are included in the other comprehensive income line, Unrealized gain (loss) on junior subordinated debt, which is net of tax. The above amount represents the gross loss from changes in fair value of junior subordinated debt.

	CDO Securities
	Year Ended December 31,
	2015	2014	2013
	(in thousands)
Beginning balance	$11,445	$—	$—
Transfers into Level 3	—	6,243	—
Total gains (losses) for the period
Included in other comprehensive income (3)	(1,385)	5,202	—
Ending balance	$10,060	$11,445	$—

(3)	Total gains (losses) for the period are included in the other comprehensive income line, Unrealized gain (loss) on AFS securities.
For Level 3 liabilities measured at fair value on a recurring basis as of December 31, 2015 and 2014, the significant unobservable inputs used in the fair value measurements were as follows:

	December 31, 2015	Valuation Technique	Significant Unobservable Inputs
	(in thousands)
Junior subordinated debt	$46,928	Discounted cash flow	Implied credit rating of the Company
CDO securities	10,060	S&P Model	Pricing indications from comparable securities

	December 31, 2014	Valuation Technique	Significant Unobservable Inputs
	(in thousands)
Junior subordinated debt	$40,437	Discounted cash flow	Adjusted Corporate Bond over Treasury Index with comparable credit spread
CDO securities	11,445	S&P Model	Pricing indications from comparable securities
The significant unobservable inputs used in the fair value measurement of the Company’s junior subordinated debt as of December 31, 2015 was the "BB" rated financial over SWAP index and, as of December 31, 2014, was the "BB" rated 20-Year over Treasury Index with comparable credit spread. The input value used in the fair value measurement of the Company's junior subordinated debt was 5.67% and 6.24% as of December 31, 2015 and 2014, respectively.
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

Fair value on a nonrecurring basis
Certain assets are measured at fair value on a nonrecurring basis. That is, the assets are not measured at fair value on an ongoing basis, but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). The following table presents such assets carried on the balance sheet by caption and by level within the ASC 825 hierarchy:

	Fair Value Measurements at the End of the Reporting Period Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Active Markets for Similar Assets (Level 2)	Unobservable Inputs (Level 3)
	(in thousands)
As of December 31, 2015:
Impaired loans with specific valuation allowance	$19,629	$—	$—	$19,629
Impaired loans without specific valuation allowance (1)	66,754	—	—	66,754
Other assets acquired through foreclosure	43,942	—	—	43,942
As of December 31, 2014:
Impaired loans with specific valuation allowance	$114,163	$—	$—	$114,163
Impaired loans without specific valuation allowance (1)	38,019	—	—	38,019
Other assets acquired through foreclosure	57,150	—	—	57,150

(1)	Excludes loan balances with charge-offs of $37.8 million and $3.8 million as of December 31, 2015 and 2014, respectively.
Impaired loans: The specific reserves for collateral dependent impaired loans are based on collateral value, net of estimated disposition costs and other identified quantitative inputs. Collateral value is determined based on third-party appraisals. Appraisals may utilize a single valuation approach or a combination of approaches, including comparable sales and the income approach. Fair value is determined, where possible, using market prices derived from an appraisal or evaluation, which are considered to be Level 2. However, certain assumptions and unobservable inputs are often used by the appraiser, therefore qualifying the assets as Level 3 in the fair value hierarchy. In some cases, adjustments are made to the appraised values due to various factors, including age of the appraisal (which are generally obtained every twelve months), age of comparables included in the appraisal, and known changes in the market and in the collateral. When significant adjustments are based on unobservable inputs, such as when a current appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the resulting fair value measurement has been categorized as a Level 3 measurement. These Level 3 impaired loans had an estimated fair value of $24.3 million and $124.9 million at December 31, 2015 and 2014, respectively. The fair value of these Level 3 impaired loans reflects the carrying value of each loan, which has been reduced by any deficit in appraised value compared to book value, estimated disposition costs, and estimated losses of similar impaired loans based on historical loss experience. Specific reserves in the allowance for loan losses for these loans were $4.7 million and $10.8 million at December 31, 2015 and 2014, respectively.
Other assets acquired through foreclosure: Other assets acquired through foreclosure consist of properties acquired as a result of, or in-lieu-of, foreclosure. These assets are initially reported at the fair value determined by independent appraisals using appraised value less estimated cost to sell. Such properties are generally re-appraised every twelve months. There is risk for subsequent volatility. Costs relating to the development or improvement of the assets are capitalized and costs relating to holding the assets are charged to expense. The Company had $43.9 million and $57.2 million of such assets at December 31, 2015 and 2014, respectively. Fair value is determined, where possible, using market prices derived from an appraisal or evaluation, which are considered to be Level 2. However, certain assumptions and unobservable inputs are often used by the appraiser, therefore qualifying the assets as Level 3 in the fair value hierarchy. When significant adjustments are based on unobservable inputs, such as when a current appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the resulting fair value measurement has been categorized as a Level 3 measurement.
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

For the years ended December 31, 2015, 2014, and 2013, the Company determined that no securities experienced credit losses.
There is no OTTI balance recognized in comprehensive income as of December 31, 2015 and 2014.
FAIR VALUE OF FINANCIAL INSTRUMENTS
The estimated fair value of the Company’s financial instruments is as follows:

	December 31, 2015
	Carrying Amount	Fair Value
		Level 1	Level 2	Level 3	Total
	(in thousands)
Financial assets:
Investment securities:
AFS	$1,982,523	$148,914	$1,823,549	$10,060	$1,982,523
Trading	1,481	—	1,481	—	1,481
Derivative assets	3,569	—	3,569	—	3,569
Loans, net	11,017,595	—	10,766,826	86,383	10,853,209
Accrued interest receivable	54,445	—	54,445	—	54,445
Financial liabilities:
Deposits	$12,030,624	$—	$12,034,199	$—	$12,034,199
Customer repurchases	38,155	—	38,155	—	38,155
FHLB advances	150,000	—	150,000	—	150,000
Qualifying debt	210,328	—	—	207,437	207,437
Derivative liabilities	64,785	—	64,785	—	64,785
Accrued interest payable	13,626	—	13,626	—	13,626

	December 31, 2014
	Carrying Amount	Fair Value
		Level 1	Level 2	Level 3	Total
	(in thousands)
Financial assets:
Investment securities:
AFS	$1,520,237	$144,646	$1,364,146	$11,445	$1,520,237
Trading	1,858	—	1,858	—	1,858
Derivative assets	7	—	7	—	7
Loans, net	8,288,049	—	7,984,692	152,182	8,136,874
Accrued interest receivable	36,705	—	36,705	—	36,705
Financial liabilities:
Deposits	$8,931,043	$—	$8,935,566	$—	$8,935,566
Customer repurchases	54,899	—	54,899	—	54,899
FHLB advances	307,081	—	307,081	—	307,081
Other borrowed funds	83,182	—	25,000	61,074	86,074
Qualifying debt	40,437	—	—	40,437	40,437
Derivative liabilities	57,820	—	57,820	—	57,820
Accrued interest payable	9,890	—	9,890	—	9,890
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
Interest rate risk exposure is measured using interest rate sensitivity analysis to determine our change in EVE and net interest income resulting from hypothetical changes in interest rates. If potential changes to EVE and net interest income resulting from hypothetical interest rate changes are not within the limits established by the BOD, the BOD may direct management to adjust the asset and liability mix to bring interest rate risk within BOD-approved limits. As of December 31, 2015, the Company’s interest rate risk profile was within BOD-approved limits.
WAB has an ALCO charged with managing interest rate risk within the BOD-approved limits. Limits are structured to prohibit an interest rate risk profile that does not conform to both management and BOD risk tolerances. There is also ALCO reporting at the Parent company level for reviewing interest rate risk for the Company, which gets reported to the BOD and the Finance and Investment Committee.
Fair value of commitments
The estimated fair value of standby letters of credit outstanding at December 31, 2015 and 2014 was insignificant. Loan commitments on which the committed interest rates were less than the current market rate were also insignificant at December 31, 2015 and 2014.
18. REGULATORY CAPITAL REQUIREMENTS
The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements could trigger certain mandatory or discretionary actions that, if undertaken, could have a direct material effect on the Company’s business and financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.
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
As of December 31, 2015 and 2014, the Company and the Bank exceeded the capital levels necessary to be classified as well-capitalized, as defined by the federal banking agencies. The actual capital amounts and ratios for the Company and the Bank are presented in the following tables as of the periods indicated:

	Total Capital	Tier 1 Capital	Risk-Weighted Assets	Tangible Average Assets	Total Capital Ratio	Tier 1 Capital Ratio	Tier 1 Leverage Ratio	Common Equity Tier 1
	(dollars in thousands)
Basel III
December 31, 2015
WAL	$1,603,472	$1,341,011	$13,193,563	$13,683,148	12.2%	10.2%	9.8%	9.7%
WAB	1,485,070	1,213,304	13,073,394	13,561,251	11.4	9.3	9.0	9.3
Well-capitalized ratios					10.0	8.0	5.0	6.5
Minimum capital ratios					8.0	6.0	4.0	4.5
Basel I
December 31, 2014
WAL	$1,119,618	$1,007,278	$9,555,390	$10,367,575	11.7%	10.5%	9.7%	—
WAB	1,057,253	945,687	9,435,459	10,232,297	11.2	10.0	9.2	—
Well-capitalized ratios					10.0	6.0	5.0	—
Minimum capital ratios					8.0	4.0	4.0	—
19. EMPLOYEE BENEFIT PLANS
The Company has a qualified 401(k) employee benefit plan for all eligible employees. Participants are able to defer between 1% and 100% (up to a maximum of $18,000 for those under 50 years of age and up to a maximum of $24,000 for those over 50 years of age in 2015) of their annual compensation. The Company may elect to match a discretionary amount each year, which was 50% of the first 6% of the participant’s compensation deferred into the plan. The Company’s total contribution was $2.2 million, $1.7 million, and $1.7 million for the years ended December 31, 2015, 2014, and 2013, respectively.
In addition, the Company maintains a non-qualified 401(k) restoration plan for the benefit of executives of the Company and certain affiliates. Participants are able to defer a portion of their annual salary and receive a matching contribution based primarily on the contribution structure in effect under the Company’s 401(k) plan, but without regard to certain statutory limitations applicable under the 401(k) plan. The Company’s total contribution to the restoration plan was $68,000, $77,000, and $64,000 for the years ended December 31, 2015, 2014, and 2013, respectively.
In connection with the Bridge acquisition, the Company assumed Bridge's SERP, an unfunded noncontributory defined benefit pension plan. The SERP provides retirement benefits to certain Bridge officers based on years of service and final average salary. The Company uses a December 31st measurement date for this plan.
The following table reflects the accumulated benefit obligation and funded status of the SERP from the June 30, 2015 acquisition date through December 31, 2015.

Six Months Ended December 31, 2015
(in thousands)
Change in benefit obligation
Benefit obligation at acquisition	$7,122
Service cost	334
Interest cost	202
Actuarial (gains)/losses	(147)
Expected benefits paid	(67)
Projected benefit obligation at end of year	$7,444
Unfunded projected/accumulated benefit obligation	(7,444)
Additional liability	$—

Weighted average assumptions to determine benefit obligation
Discount rate	5.75%
Rate of compensation increase	4.00%
The components of net periodic benefit cost recognized from the acquisition date through December 31, 2015 and the amounts in accumulated other comprehensive income expected to be recognized as components of net periodic benefit cost during 2016 are as follows:

	2016	Six Months Ended December 31, 2015
	(in thousands)
Components of net periodic benefit cost
Service cost	$596	$334
Interest cost	426	202
Amortization of prior service cost	96	60
Amortization of actuarial (gains)/losses	(96)	(18)
Net periodic benefit cost	$1,022	$578

Other comprehensive income (cost)	$—	$42

20. RELATED PARTY TRANSACTIONS
Principal stockholders, directors, and executive officers of the Company, together with the companies they control, are considered to be related parties. In the ordinary course of business, the Company has engaged in various related party transactions during the year, ranging from extending credit, accepting deposits as well as exchange of service transactions.
Federal banking regulations require that any such extensions of credit not be offered on terms more favorable than would be offered to non-related party borrowers of similar creditworthiness. The following table summarizes the aggregate activity in such loans for the periods indicated:

	Year Ended December 31,
	2015	2014
	(in thousands)
Balance, beginning	$70,570	$30,783
New loans	10,678	35,341
Advances	18,614	23,559
Repayments and other	(25,481)	(19,113)
Balance, ending	$74,381	$70,570
None of these loans are past due, on non-accrual status or have been restructured to provide a reduction or deferral of interest or principal because of deterioration in the financial position of the borrower. There were no loans to a related party that were considered classified loans at December 31, 2015 or 2014. The interest income associated with these loans was approximately $2.7 million and $1.9 million for the years ended December 31, 2015 and 2014, respectively.
Loan commitments outstanding with related parties totaled approximately $164.5 million and $151.8 million at December 31, 2015 and 2014, respectively.
The Company also accepts deposits from related parties which totaled $76.0 million and $47.7 million at December 31, 2015 and 2014, respectively, with related interest expense totaling less than $100 thousand during each of the years ended December 31, 2015 and 2014. In addition, the Company engages in certain activities with related parties for sponsorships, donations, and other services during the normal course of business. Those expenses totaled less than $1.0 million for the year ended December 31, 2015 and less than $2.0 million for the year ended December 31, 2014.

21. PARENT COMPANY FINANCIAL INFORMATION
The condensed financial statements of the holding company are presented in the following tables:

WESTERN ALLIANCE BANCORPORATION
Condensed Balance Sheets

	December 31,
	2015	2014
	(in thousands)
ASSETS:
Cash and cash equivalents	$7,627	$11,855
Money market investments	122	451
Investment securities - AFS	50,507	51,335
Investment in bank subsidiaries	1,522,245	987,882
Investment in non-bank subsidiaries	2,424	9,827
Loans, net of deferred loan fees and costs and allowance for credit losses	35,635	39,221
Other assets acquired through foreclosure, net	14,471	16,318
Other assets	19,378	9,912
Total assets	$1,652,409	$1,126,801
LIABILITIES AND STOCKHOLDERS' EQUITY:
Other borrowings	$—	$83,182
Qualifying debt	58,370	40,437
Accrued interest and other liabilities	2,537	2,254
Total liabilities	60,907	125,873
Total stockholders’ equity	1,591,502	1,000,928
Total liabilities and stockholders’ equity	$1,652,409	$1,126,801

WESTERN ALLIANCE BANCORPORATION
Condensed Income Statements

	Year Ended December 31,
	2015	2014	2013
	(in thousands)
Income:
Dividends from subsidiaries	$140,900	$67,515	$71,529
Interest income	4,593	4,381	2,847
Non-interest income	586	1,235	3,995
Total income	146,079	73,131	78,371
Expense:
Interest expense	6,671	8,776	10,833
Non-interest expense	11,397	10,348	32,001
Total expense	18,068	19,124	42,834
Income before income taxes and equity in undistributed earnings of subsidiaries	128,011	54,007	35,537
Income tax benefit	5,876	5,388	21,426
Income before equity in undistributed earnings of subsidiaries	133,887	59,395	56,963
Equity in undistributed earnings of subsidiaries	60,357	88,556	58,002
Net income	194,244	147,951	114,965
Dividends on preferred stock	750	1,387	1,410
Net income available to common stockholders	$193,494	$146,564	$113,555

Western Alliance Bancorporation
Condensed Statements of Cash Flows

	Year Ended December 31,
	2015	2014	2013
	(in thousands)
Cash flows from operating activities:
Net income	$194,244	$147,951	$114,965
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in net undistributed earnings of subsidiaries	(60,357)	(88,556)	(58,002)
Excess tax benefit of stock-based compensation	(1,945)	(4,194)	(1,552)
Junior subordinated debt change in fair value	—	(1,421)	5,640
Loss on extinguishment of debt	—	502	1,387
Other operating activities, net	(4,734)	(20,040)	(4,011)
Net cash provided by operating activities	127,208	34,242	58,427
Cash flows from investing activities:
Purchases of securities	—	(23,431)	(2,044)
Principal pay downs, calls, maturities, and sales proceeds of securities, net	2,358	8,376	6,767
Proceeds from sale of other repossessed assets, net	4,138	9,610	9,844
Capital contributions to subsidiaries	—	—	(40,000)
Loans purchases, fundings, and principal collections, net	3,704	3,286	(35,979)
Sale (purchase) of money market investments, net	330	2,181	(1,968)
Sale (purchase) of premises, equipment, and other assets, net	—	617	(481)
Net cash and cash equivalents (used) in acquisition (1)	(19,440)	—	—
Net cash provided by (used in) investing activities	(8,910)	639	(63,861)
Cash flows from financing activities:
Proceeds from other borrowings, net	—	22,000	3,000
Excess tax benefit of stock-based compensation	1,945	4,194	1,552
Repayments on other borrowings	(83,444)	(6,501)	(10,887)
Proceeds from issuance of common stock	28,288	13,746	—
Proceeds from exercise of stock options	1,935	8,294	4,595
Redemption of preferred stock	(70,500)	(70,500)	—
Cash dividends paid on preferred stock	(750)	(1,387)	(1,410)
Net cash used in financing activities	(122,526)	(30,154)	(3,150)
Net increase (decrease) in cash and cash equivalents	(4,228)	4,727	(8,584)
Cash and cash equivalents at beginning of year	11,855	7,128	15,712
Cash and cash equivalents at end of year	$7,627	$11,855	$7,128
Supplemental disclosure:
Cash paid during the year for:
Interest	$4,235	$9,067	$11,091
Income taxes	54,590	32,238	19,105
Non-cash investing and financing activity:
Change in unrealized gain on AFS securities, net of tax	1,199	2,031	2,450
Change in unrealized (loss) on TRUPS securities, net of tax	(4,276)	—	—
Loan contributions to subsidiaries	183	2,663	—

(1)	Cash acquired, less cash consideration paid of $36.5 million, resulted in a net $19.4 million use of cash and cash equivalents in the acquisition.

22. SEGMENTS
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
The Company's segment reporting process begins with the assignment of all loan and deposit accounts directly to the segments where these products are originated and/or serviced. Equity capital is assigned to each segment based on the risk profile of their assets and liabilities. With the exception of goodwill, which is assigned a 100% weighting, equity capital allocations ranged from 0% to 12% during the year, with a funds credit provided for the use of this equity as a funding source. Any excess or deficient equity not allocated to segments based on risk is assigned to the Corporate & Other segment.
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
On December 31, 2013, the Company consolidated its three bank subsidiaries under one charter, WAB. As a result, the Company redefined its operating segments to reflect the new organizational and internal reporting structure. The realignment of the Company's segments resulted in significant differences from the old segmentation methodology. Consequently, the Company determined that recasting prior year segment information to conform to the new segmentation methodology would be impracticable due to the substantial time and cost that would be involved in recasting this information. Also, given the incomparability of the reporting segments between periods, the Company determined that disclosure of the reportable segment information for the year ended December 31, 2014, as previously reported under the old basis, would not be beneficial to the reader as it does not assist the reader in better understanding the Company’s performance, assessing its prospects for future net cash flows or making more informed judgments about the Company as a whole, which are the primary objectives of ASC 280-10.

The following is a summary of selected operating segment information for the years ended December 31, 2015 and 2014.

	Arizona	Nevada	Southern California	Northern California	Central Business Lines	Corporate & Other	Consolidated Company
At December 31, 2015	(dollars in millions)
Assets:
Cash, cash equivalents, and investment securities	$2.3	$9.5	$2.4	$2.4	$—	$2,250.3	$2,266.9
Loans, net of deferred loan fees and costs	2,811.7	1,737.2	1,761.9	1,188.4	3,597.9	39.6	11,136.7
Less: allowance for credit losses	(30.1)	(18.6)	(18.8)	(12.7)	(38.5)	(0.4)	(119.1)
Total loans	2,781.6	1,718.6	1,743.1	1,175.7	3,559.4	39.2	11,017.6
Other assets acquired through foreclosure, net	8.4	20.8	—	0.3	—	14.4	43.9
Goodwill and other intangible assets, net	—	24.8	—	158.2	122.4	—	305.4
Other assets	43.9	62.3	15.7	16.1	28.4	474.9	641.3
Total assets	$2,836.2	$1,836.0	$1,761.2	$1,352.7	$3,710.2	$2,778.8	$14,275.1
Liabilities:
Deposits	$2,880.7	$3,382.8	$1,902.5	$1,541.1	$2,134.4	$189.1	$12,030.6
Borrowings and qualifying debt	—	—	—	—	—	360.3	360.3
Other liabilities	12.2	29.0	7.8	11.2	105.1	127.4	292.7
Total liabilities	2,892.9	3,411.8	1,910.3	1,552.3	2,239.5	676.8	12,683.6
Allocated equity:	309.2	244.4	191.3	293.2	428.6	124.8	1,591.5
Total liabilities and stockholders' equity	$3,202.1	$3,656.2	$2,101.6	$1,845.5	$2,668.1	$801.6	$14,275.1
Excess funds provided (used)	365.9	1,820.2	340.4	492.8	(1,042.1)	(1,977.2)	—

	Arizona	Nevada	Southern California	Northern California	Central Business Lines	Corporate & Other	Consolidated Company
At December 31, 2014	(dollars in millions)
Assets:
Cash, cash equivalents, and investment securities	$2.3	$5.0	$2.2	$0.3	$—	$1,702.4	$1,712.2
Loans, net of deferred loan fees and costs	2,341.9	1,668.7	1,553.1	198.6	2,590.0	46.0	8,398.3
Less: allowance for credit losses	(30.7)	(21.9)	(17.9)	(5.1)	(34.0)	(0.6)	(110.2)
Total loans	2,311.2	1,646.8	1,535.2	193.5	2,556.0	45.4	8,288.1
Other assets acquired through foreclosure, net	15.5	21.0	—	—	—	20.6	57.1
Goodwill and other intangible assets, net	—	25.9	—	—	—	—	25.9
Other assets	34.8	64.2	6.2	15.3	22.9	373.8	517.2
Total assets	$2,363.8	$1,762.9	$1,543.6	$209.1	$2,578.9	$2,142.2	$10,600.5
Liabilities:
Deposits	$2,178.0	$3,230.6	$1,744.5	$584.0	$946.6	$247.3	$8,931.0
Borrowings and qualifying debt	—	—	—	—	—	430.7	430.7
Other liabilities	17.4	40.8	8.9	0.2	72.4	98.2	237.9
Total liabilities	2,195.4	3,271.4	1,753.4	584.2	1,019.0	776.2	9,599.6
Allocated equity:	250.8	209.0	70.9	126.8	232.9	110.5	1,000.9
Total liabilities and stockholders' equity	$2,446.2	$3,480.4	$1,824.3	$711.0	$1,251.9	$886.7	$10,600.5
Excess funds provided (used)	82.4	1,717.5	280.7	501.9	(1,327.0)	(1,255.5)	—

	Arizona	Nevada	Southern California	Northern California	Central Business Lines	Corporate & Other	Consolidated Company
Year Ended December 31, 2015:	(in thousands)
Net interest income (expense)	$129,914	$122,082	$94,585	$56,698	$124,222	$(34,925)	$492,576
Provision for (recovery of) credit losses	3,099	(6,887)	152	3,038	3,917	(119)	3,200
Net interest income (expense) after provision for credit losses	126,815	128,969	94,433	53,660	120,305	(34,806)	489,376
Non-interest income	4,204	9,202	2,697	5,161	4,110	4,394	29,768
Non-interest expense	(59,917)	(59,553)	(47,549)	(30,161)	(45,831)	(17,595)	(260,606)
Income (loss) from continuing operations before income taxes	71,102	78,618	49,581	28,660	78,584	(48,007)	258,538
Income tax expense (benefit)	27,893	27,516	20,849	12,051	29,469	(53,484)	64,294
Net income	$43,209	$51,102	$28,732	$16,609	$49,115	$5,477	$194,244

	Arizona	Nevada	Southern California	Northern California	Central Business Lines	Corporate & Other	Consolidated Company
Year Ended December 31, 2014:	(in thousands)
Net interest income (expense)	$112,128	$117,508	$91,090	$9,133	$71,010	$(15,976)	$384,893
Provision for (recovery of) credit losses	2,083	(7,542)	(1,638)	—	11,365	458	4,726
Net interest income (expense) after provision for credit losses	110,045	125,050	92,728	9,133	59,645	(16,434)	380,167
Non-interest income	3,586	8,944	3,917	184	1,742	6,278	24,651
Non-interest expense	(54,859)	(59,683)	(49,764)	(3,857)	(27,804)	(11,352)	(207,319)
Income (loss) from continuing operations before income taxes	58,772	74,311	46,881	5,460	33,583	(21,508)	197,499
Income tax expense (benefit)	23,053	26,009	19,711	2,296	12,594	(35,273)	48,390
Income from continuing operations	35,719	48,302	27,170	3,164	20,989	13,765	149,109
Loss from discontinued operations, net	—	—	—	—	—	(1,158)	(1,158)
Net income	$35,719	$48,302	$27,170	$3,164	$20,989	$12,607	$147,951

23. QUARTERLY FINANCIAL DATA (UNAUDITED)

	Year Ended December 31, 2015
	Fourth Quarter	Third Quarter (1)	Second Quarter (1)	First Quarter (1)
	(in thousands, except share amounts)
Interest income	$151,331	$146,233	$116,618	$110,962
Interest expense	7,988	8,826	7,900	7,854
Net interest income	143,343	137,407	108,718	103,108
Provision for credit losses	2,500	—	—	700
Net interest income after provision for credit losses	140,843	137,407	108,718	102,408
Non-interest income	9,479	8,502	5,545	6,242
Non-interest expense	(72,448)	(72,916)	(61,209)	(54,033)
Income from continuing operations before provision for income taxes	77,874	72,993	53,054	54,617
Income tax expense	19,348	17,133	13,579	14,234
Net income	58,526	55,860	39,475	40,383
Dividends on preferred stock	151	176	247	176
Net income available to common stockholders	$58,375	$55,684	$39,228	$40,207
Earnings per share:
Basic	$0.58	$0.55	$0.44	$0.46
Diluted	$0.57	$0.55	$0.44	$0.45

(1)
Due to the Company's election to early adopt an element of ASU 2016-01, changes in the fair value of junior subordinated debt are presented as part of OCI rather than earnings effective January 1, 2015. Accordingly, prior period 2015 amounts have been adjusted.

	Year Ended December 31, 2014
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
	(in thousands, except per share amounts)
Interest income	$110,151	$105,554	$101,973	$98,701
Interest expense	8,006	7,481	8,075	7,924
Net interest income	102,145	98,073	93,898	90,777
Provision for credit losses	300	419	507	3,500
Net interest income after provision for credit losses	101,845	97,654	93,391	87,277
Non-interest income	8,417	6,073	5,599	4,562
Non-interest expense	(55,742)	(49,859)	(52,242)	(49,476)
Income from continuing operations before provision for income taxes	54,520	53,868	46,748	42,363
Income tax expense	14,111	12,949	10,706	10,624
Income from continuing operations	40,409	40,919	36,042	31,739
Loss from discontinued operations, net of tax	—	—	(504)	(654)
Net income	40,409	40,919	35,538	31,085
Dividends on preferred stock	329	353	352	353
Net income available to common stockholders	$40,080	$40,566	$35,186	$30,732
Earnings per share:
Basic	$0.46	$0.47	$0.41	$0.35
Diluted	$0.46	$0.46	$0.40	$0.35

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A.	Controls and Procedures.
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
As of December 31, 2015, management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control-Integrated Framework” issued by the COSO in 2013. Based on this assessment, management determined that the Company maintained effective internal control over financial reporting as of December 31, 2015, based on those criteria.
RSM US LLP, the independent registered public accounting firm that audited the Consolidated Financial Statements of the Company included in this Annual Report on Form 10-K has audited the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015. Their report, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015, is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders
Western Alliance Bancorporation
We have audited Western Alliance Bancorporation’s (the Company) internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Western Alliance Bancorporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
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
In our opinion, Western Alliance Bancorporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Consolidated Financial Statements of Western Alliance Bancorporation and our report dated February 16, 2016 expressed an unqualified opinion.
/s/ RSM US LLP
Phoenix, Arizona
February 16, 2016

Item 9B.	Other Information
Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance
The information required by this item is incorporated by reference from the Company’s Definitive Proxy Statement for the 2016 Annual Meeting of Stockholders to be held on May 17, 2016.
The Company has adopted a Code of Business Conduct and Ethics applicable to all of our directors and employees, including the principal executive officer, principal financial officer and principal accounting officer. A copy of the Code of Business Conduct and Ethics is available on the Company’s website at www.westernalliancebancorp.com.

Item 11.	Executive Compensation
The information required by this item is incorporated by reference from the Company’s Definitive Proxy Statement for the 2016 Annual Meeting of Stockholders to be held on May 17, 2016.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item is incorporated by reference from the Company’s Definitive Proxy Statement for the 2016 Annual Meeting of Stockholders to be held on May 17, 2016.

Item 13.	Certain Relationships and Related Transactions, and Director Independence
The information required by this item is incorporated by reference from the Company’s Definitive Proxy Statement for the 2016 Annual Meeting of Stockholders to be held on May 17, 2016.

Item 14.	Principal Accountant Fees and Services
The information required by this item is incorporated by reference from the Company’s Definitive Proxy Statement for the 2016 Annual Meeting of Stockholders to be held on May 17, 2016.
PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(1)	The following financial statements are incorporated by reference from Item 8 hereto:

(2)	Financial Statement Schedules
Not applicable.
On the Exhibit Index, a “±” identifies each management contract or compensatory plan or arrangement required to be filed as an exhibit to this Annual Report.

EXHIBITS

2.1
Agreement and Plan of Merger, dated as of August 17, 2012, by and between Western Alliance Bancorporation ("Western Alliance") and Western Liberty Bancorp (incorporated by reference to Exhibit 2.1 to Western Alliance’s Form 8-K filed with the SEC on August 22, 2012).

2.2
Agreement and Plan of Merger, dated as of January 18, 2013, by and among Western Alliance Bank, LandAmerica Financial Group, Inc., Orange County Bancorp and Centennial Bank (incorporated by reference to Exhibit 2.1 of Western Alliance’s Form 8-K filed with the SEC on January 22, 2013).

2.3	Plan of Conversion, dated May 29, 2014 (incorporated by reference to Exhibit 2.1 of Western Alliance’s Form 8-K filed with the SEC on June 3, 2014).

2.4
Agreement and Plan of Merger, dated as of March 9, 2015, by and between Western Alliance and Bridge Capital Holdings (incorporated by reference to Exhibit 2.1 of Western Alliance’s Form 8-K filed with the SEC on March 13, 2015).

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

3.5
Certificate of Amendment of Certificate of Incorporation of Western Alliance, effective as of May 19, 2015 (incorporated by reference to Exhibit 3.1 of Western Alliance's Form 8-K filed with the SEC on May 22, 2015).

3.6	Amended and Restated Bylaws of Western Alliance, effective as of May 19, 2015 (incorporated by reference to Exhibit 3.2 of Western Alliance's Form 8-K filed with the SEC on May 22, 2015).

4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 of Western Alliance’s Form 8-K filed with the SEC on June 3, 2014).

4.2
Senior Debt Indenture, dated August 25, 2010, between Western Alliance and Wells Fargo Bank, National Association, as trustee. (incorporated by reference to Exhibit 4.1 of Western Alliance’s Form 8-K filed with the SEC on August 25, 2010).

4.3
First Supplemental Indenture, dated August 25, 2010, between Western Alliance and Wells Fargo Bank, National Association, as trustee. (incorporated by reference to Exhibit 4.2 of Western Alliance’s Form 8-K filed with the SEC on August 25, 2010).

4.4	Form of 10.00% Senior Notes due 2015 (incorporated by reference to Exhibit 4.3 of Western Alliance’s Form 8-K filed with the SEC on August 25, 2010).

4.5
Form of Non-Cumulative Perpetual Preferred Stock, Series B, stock certificate (incorporated by reference to Exhibit 4.8 of Western Alliance’s Annual Report on form 10-K filed with the SEC on March 2, 2012).

4.6	Form of Senior Debt Indenture (incorporated by reference to Exhibit 4.2 of Western Alliance's Form S-3 filed with the SEC on May 7, 2015).

4.7	Form of Subordinated Debt Indenture (incorporated by reference to Exhibit 4.3 of Western Alliance's Form S-3 filed with the SEC on May 7, 2015).

4.8	Form of 5.00% Fixed to Floating Rate Subordinated Bank Note due July 15, 2025 (incorporated by reference to Exhibit 4.1 of Western Alliance's Form 8-K filed with the SEC on July 2, 2015).

10.1
Western Alliance 2005 Stock Incentive Plan, as amended (incorporated by reference to Appendix G of the Registrant's definitive Proxy Statement on Schedule 14A filed with the Commission on April 2, 2014). ±

10.2	Bridge Capital Holdings 2006 Equity Incentive Plan (incorporated by reference to Exhibit 4.11 of Western Alliance's Form S-8 filed with the SEC on July 2, 2015). ±

10.3
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

10.5	Form of Western Alliance 2002 Stock Option Plan Agreement (incorporated by reference to Exhibit 10.5 of Western Alliance’s Registration Statement on Form S-1 filed with the SEC on April 28, 2005). ±

10.6
Form of Western Alliance 2002 Stock Option Plan Agreement (with double trigger acceleration clause) (incorporated by reference to Exhibit 10.6 of Western Alliance’s Registration Statement on Form S-1 filed with the SEC on April 28, 2005). ±

10.7	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.7 of Western Alliance’s Registration Statement on Form S-1 filed with the SEC on April 28, 2005). ±

10.8	Form of Non-Competition Agreement (incorporated by reference to Exhibit 10.8 of Western Alliance’s Registration Statement on Form S-1 filed with the SEC on April 28, 2005). ±

10.9
Securities Purchase Agreement, dated September 29, 2008, by and among Western Alliance and certain other parties thereto (incorporated by reference to Exhibit 10.1 of Western Alliance’s Form 8-K filed with the SEC on October 2, 2008).

10.10
Registration Rights Agreement, dated September 29, 2008, by and among Western Alliance and certain other parties thereto (incorporated by reference to Exhibit 10.2 of Western Alliance’s Form 8-K filed with the SEC on October 2, 2008).

10.11
Letter Agreement, dated November 21, 2008, between Western Alliance and the United States Department of the Treasury, and the Securities Purchase Agreement – Standard Terms attached thereto (incorporated by reference to Exhibit 10.1 of Western Alliance’s Form 8-K filed with the SEC on November 25, 2008).

10.12	Western Alliance 2013 Annual Bonus Plan (incorporated by reference to Exhibit 10.21 of Western Alliance's Form 10-K filed with the SEC on March 1, 2013). ±

10.13	Western Alliance 2014 Annual Bonus Plan (incorporated by reference to Exhibit 10.12 of Western Alliance’s Form 10-K filed with the SEC on February 21, 2014). ±

10.14	Western Alliance 2015 Annual Bonus Plan (incorporated by reference to Exhibit 10.13 of Western Alliance's Form 10-K filed with the SEC on February 17, 2015). ±

10.15*	Western Alliance 2016 Annual Bonus Plan. ±

10.16
Small Business Lending Fund – Securities Purchase Agreement, dated September 27, 2011, between Western Alliance and the Secretary of the Treasury (incorporated by reference to Exhibit 10.1 of Western Alliance’s Form 8-K filed with the SEC on September 27, 2011).

10.17
Repurchase Agreement, dated September 27, 2011, between Western Alliance and the United States Department of the Treasury (incorporated by reference to Exhibit 10.2 of Western Alliance’s Form 8-K filed with the SEC on September 27, 2011).

10.18	Western Alliance Change in Control Severance Plan (incorporated by reference to Exhibit 10.1 of Western Alliance’s Form 8-K filed with the SEC on September 25, 2012). ±

10.19
Amended and Restated Distribution Agency Agreement, dated October 30, 2014, by and between Western Alliance and Credit Suisse Securities (USA) LLC (incorporated by reference to Exhibit 10.1 of Western Alliance's Form 10-Q filed with the SEC on October 30, 2014).

10.20*	Amendment No. 1 to the Amended and Restated Distribution Agency Agreement, dated October 30, 2015, by and between Western Alliance and Credit Suisse (USA) LLC.

21.1*	List of Subsidiaries of Western Alliance.

23.1*	Consent of RSM US LLP.

24.1*	Power of Attorney (see signature page).

31.1*	CEO Certification Pursuant Rule 13a-14(a)/15d-14(a).

31.2*	CFO Certification Pursuant Rule 13a-14(a)/15d-14(a).

32**	CEO and CFO Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.
* Filed herewith.
** Furnished herewith.
± Management contract or compensatory arrangement.

Stockholders may obtain copies of exhibits by writing to: Dale Gibbons, Western Alliance Bancorporation, One East Washington Street Suite 1400, Phoenix, AZ 85004.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WESTERN ALLIANCE BANCORPORATION

February 16, 2016	By:	/s/ Robert Sarver
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
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in their listed capacities on February 16, 2016.

Name	Title

/s/ Robert Sarver	Chairman of the Board and Chief Executive Officer
Robert Sarver	(Principal Executive Officer)

/s/ Dale Gibbons	Executive Vice President and Chief Financial
Dale Gibbons	Officer (Principal Financial Officer)

/s/ J. Kelly Ardrey Jr.	Senior Vice President and Chief Accounting Officer
J. Kelly Ardrey Jr.	(Principal Accounting Officer)

/s/ Bruce D. Beach	Director
Bruce D. Beach

/s/ William S. Boyd	Director
William S. Boyd

/s/ Howard Gould	Director
Howard Gould

/s/ Steven J. Hilton	Director
Steven J. Hilton

/s/ Robert Latta	Director
Robert Latta

/s/ Marianne Boyd Johnson	Director
Marianne Boyd Johnson

/s/ Cary Mack	Director
Cary Mack

/s/ Todd Marshall	Director
Todd Marshall

/s/ M. Nafees Nagy	Director
M. Nafees Nagy

/s/ James Nave	Director
James Nave

/s/ John Peter Sande III	Director
John Peter Sande III

/s/ Donald D. Snyder	Director
Donald D. Snyder

/s/ Sung Won Sohn	Director
Sung Won Sohn
/s/ Kenneth A. Vecchione	Director
Kenneth A. Vecchione