Form 10-Q
period 2016-03-31
WESTERN ALLIANCE BANCORPORATION
filed 2016-05-02
CIK 1212545

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2016 or

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of April 25, 2016, Western Alliance Bancorporation had 103,510,488 shares of common stock outstanding.

PART I
GLOSSARY OF ENTITIES AND TERMS
The acronyms and abbreviations identified below are used in various sections of this Form 10-Q, including "Management's Discussion and Analysis of Financial Condition and Results of Operations," in Item 2 and the Consolidated Financial Statements and the Notes to Unaudited Consolidated Financial Statements in Item I of this Form 10-Q.

ENTITIES:
AAB	Alliance Association Bank	FIB	First Independent Bank
ABA	Alliance Bank of Arizona	LVSP	Las Vegas Sunset Properties
BON	Bank of Nevada	TPB	Torrey Pines Bank
Bridge	Bridge Bank	WAB or Bank	Western Alliance Bank
Centennial	Centennial Bank	WAL or Parent	Western Alliance Bancorporation
Company	Western Alliance Bancorporation and subsidiaries	Western Liberty	Western Liberty Bancorp
TERMS:
AFS	Available-for-Sale	HOA	Homeowner Associations
ALCO	Asset and Liability Management Committee	HTM	Held-to-Maturity
AOCI	Accumulated Other Comprehensive Income	ICS	Insured Cash Sweep Service
ASC	Accounting Standards Codification	IRC	Internal Revenue Code
ASU	Accounting Standards Update	ISDA	International Swaps and Derivatives Association
ATM	At-the-Market	LIBOR	London Interbank Offered Rate
BOD	Board of Directors	LIHTC	Low-Income Housing Tax Credit
CAMELS	Capital Adequacy, Assets, Management Capability, Earnings, Liquidity, Sensitivity	MBS	Mortgage-Backed Securities
CDARS	Certificate Deposit Account Registry Service	NBL	National Business Lines
CDO	Collateralized Debt Obligation	NOL	Net Operating Loss
CEO	Chief Executive Officer	NPV	Net Present Value
CFO	Chief Financial Officer	NUBILs	Net Unrealized Built In Losses
CRA	Community Reinvestment Act	OCI	Other Comprehensive Income
CRE	Commercial Real Estate	OREO	Other Real Estate Owned
EPS	Earnings per share	OTTI	Other-than-Temporary Impairment
EVE	Economic Value of Equity	PCI	Purchased Credit Impaired
Exchange Act	Securities Exchange Act of 1934, as amended	PPNR	Pre-Provision Net Revenue
FASB	Financial Accounting Standards Board	SBA	Small Business Administration
FDIC	Federal Deposit Insurance Corporation	SBIC	Small Business Investment Company
FHLB	Federal Home Loan Bank	SEC	Securities and Exchange Commission
FRB	Federal Reserve Bank	SERP	Supplemental Executive Retirement Plan
FVO	Fair Value Option adjustment on junior subordinated debt	SSAE	Statement on Standards for Attestation Engagements
GAAP	U.S. Generally Accepted Accounting Principles	TDR	Troubled Debt Restructuring
GSE	Government-Sponsored Enterprise	TEB	Tax Equivalent Basis
HFI	Held-for-Investment	XBRL	eXtensible Business Reporting Language
HFS	Held-for-Sale

Item 1.	Financial Statements
WESTERN ALLIANCE BANCORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31, 2016	December 31, 2015
	(Unaudited)
	(in thousands, except per share amounts)
Assets:
Cash and due from banks	$136,685	$133,709
Interest-bearing deposits in other financial institutions	894,292	90,931
Cash and cash equivalents	1,030,977	224,640
Money market investments	5,920	122
Investment securities - measured at fair value; amortized cost of $1,294 at March 31, 2016 and $1,389 at December 31, 2015	1,381	1,481
Investment securities - AFS, at fair value; amortized cost of $1,979,368 at March 31, 2016 and $1,966,034 at December 31, 2015	2,012,820	1,982,523
Investment securities - HTM, at amortized cost; fair value of $22,024 at March 31, 2016 and $0 at December 31, 2015	21,514	—
Investments in restricted stock, at cost	58,235	58,111
Loans - HFS	23,603	23,809
Loans - HFI, net of deferred loan fees and costs	11,217,860	11,112,854
Less: allowance for credit losses	(119,227)	(119,068)
Net loans held for investment	11,098,633	10,993,786
Premises and equipment, net	119,759	118,535
Other assets acquired through foreclosure, net	52,776	43,942
Bank owned life insurance	163,388	162,458
Goodwill	288,943	289,638
Other intangible assets, net	15,019	15,716
Deferred tax assets, net	73,979	86,352
Other assets	281,092	273,976
Total assets	$15,248,039	$14,275,089
Liabilities:
Deposits:
Non-interest-bearing demand	$4,635,172	$4,093,976
Interest-bearing	8,446,483	7,936,648
Total deposits	13,081,655	12,030,624
Customer repurchase agreements	36,106	38,155
Other borrowings	200	150,000
Qualifying debt	210,447	210,328
Other liabilities	259,468	254,480
Total liabilities	13,587,876	12,683,587
Commitments and contingencies (Note 12)
Stockholders’ equity:
Common stock - par value $0.0001; 200,000,000 authorized; 104,799,300 shares issued at March 31, 2016 and 104,082,230 at December 31, 2015	10	10
Additional paid in capital	1,328,678	1,323,473
Treasury stock, at cost (1,285,618 shares at March 31, 2016 and 995,186 shares at December 31, 2015)	(25,828)	(16,879)
Accumulated other comprehensive income	33,333	22,260
Retained earnings	323,970	262,638
Total stockholders’ equity	1,660,163	1,591,502
Total liabilities and stockholders’ equity	$15,248,039	$14,275,089
See accompanying Notes to Unaudited Consolidated Financial Statements.

WESTERN ALLIANCE BANCORPORATION AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENTS (Unaudited)

	Three Months Ended March 31,
	2016	2015
	(in thousands, except per share amounts)
Interest and dividend income:
Loans, including fees	$139,786	$100,391
Investment securities	12,026	8,513
Dividends	2,013	2,005
Other	431	53
Total interest income	154,256	110,962
Interest expense:
Deposits	6,243	5,146
Qualifying debt	2,184	441
Other borrowings	102	2,244
Other	16	23
Total interest expense	8,545	7,854
Net interest income	145,711	103,108
Provision for credit losses	2,500	700
Net interest income after provision for credit losses	143,211	102,408
Non-interest income:
Service charges and fees	4,466	2,889
Lending related income and gains (losses) on sale of loans, net	3,941	201
Card income	1,013	813
Gain (loss) on sales of investment securities, net	1,001	589
Income from bank owned life insurance	930	977
Other income	1,782	773
Total non-interest income	13,133	6,242
Non-interest expense:
Salaries and employee benefits	44,855	32,541
Occupancy	6,257	4,813
Legal, professional, and directors' fees	5,572	3,995
Data processing	4,561	3,126
Insurance	3,323	2,090
Loan and repossessed asset expenses	902	1,090
Card expense	887	474
Intangible amortization	697	281
Marketing	657	377
Net (gain) loss on sales / valuations of repossessed and other assets	(302)	(351)
Acquisition / restructure expense	—	159
Other expense	8,084	5,438
Total non-interest expense	75,493	54,033
Income before provision for income taxes	80,851	54,617
Income tax expense	19,519	14,234
Net income	61,332	40,383
Dividends on preferred stock	—	176
Net income available to common stockholders	$61,332	$40,207

Earnings per share available to common stockholders:
Basic	0.60	0.46
Diluted	0.60	0.45
Weighted average number of common shares outstanding:
Basic	101,895	87,941
Diluted	102,538	88,452
Dividends declared per common share	$—	$—
See accompanying Notes to Unaudited Consolidated Financial Statements.

WESTERN ALLIANCE BANCORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended March 31,
	2016	2015
	(in thousands)
Net income	$61,332	$40,383
Other comprehensive income (loss), net:
Unrealized gain (loss) on AFS securities, net of tax effect of $(4,501) and $(4,277), respectively	11,019	7,153
Unrealized gain (loss) on SERP, net of tax effect of $(2) and zero, respectively	6	—
Unrealized gain (loss) on junior subordinated debt, net of tax effect of $(453) and $115, respectively	759	(194)
Realized (gain) loss on sale of AFS securities included in income, net of tax effect of $290 and $220, respectively	(711)	(369)
Net other comprehensive income (loss)	11,073	6,590
Comprehensive income	$72,405	$46,973
See accompanying Notes to Unaudited Consolidated Financial Statements.

WESTERN ALLIANCE BANCORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)

	Preferred Stock		Common Stock Outstanding		Additional Paid in Capital	Treasury Stock	Accumulated Other Comprehensive Income	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
	(all amounts in thousands)
Balance, January 1, 2015 (1)	71	$70,500	88,691	$9	$837,603	$(9,276)	$32,948	$69,144	$1,000,928
Net income	—	—	—	—	—	—	—	40,383	40,383
Exercise of stock options	—	—	51	—	793	—	—	—	793
Restricted stock, performance stock units, and other grants, net	—	—	691	—	9,699	—	—	—	9,699
Restricted stock surrendered	—	—	(253)	—	—	(6,888)	—	—	(6,888)
Dividends on preferred stock	—	—	—	—	—	—	—	(176)	(176)
Other comprehensive income, net	—	—	—	—	—	—	6,590	—	6,590
Balance, March 31, 2015	71	$70,500	89,180	$9	$848,095	$(16,164)	$39,538	$109,351	$1,051,329

Balance, December 31, 2015	—	$—	103,087	$10	$1,323,473	$(16,879)	$22,260	$262,638	$1,591,502
Net income	—	—	—	—	—	—	—	61,332	61,332
Exercise of stock options	—	—	39	—	305	—	—	—	305
Restricted stock, performance stock units, and other grants, net	—	—	678	—	4,900	—	—	—	4,900
Restricted stock surrendered	—	—	(290)	—	—	(8,949)	—	—	(8,949)
Other comprehensive income, net	—	—	—	—	—	—	11,073	—	11,073
Balance, March 31, 2016	—	$—	103,514	$10	$1,328,678	$(25,828)	$33,333	$323,970	$1,660,163
(1) As adjusted, see Treasury Shares section in "Note 1. Summary of Significant Accounting Policies" for further discussion.

See accompanying Notes to Unaudited Consolidated Financial Statements.

WESTERN ALLIANCE BANCORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended March 31,
	2016	2015
	(in thousands)
Cash flows from operating activities:
Net income	$61,332	$40,383
Adjustments to reconcile net income to cash provided by operating activities:
Provision for credit losses	2,500	700
Depreciation and amortization	2,606	2,115
Stock-based compensation	5,394	4,129
Excess tax benefit of stock-based compensation	(3,871)	(4,579)
Deferred income taxes	4,887	208
Amortization of net premiums for investment securities	2,766	2,030
Accretion of fair market value adjustments on loans acquired from business combinations	(5,315)	(1,478)
Accretion and amortization of fair market value adjustments on other assets and liabilities acquired from business combinations, net	774	78
Income from bank owned life insurance	(930)	(977)
(Gains) / Losses on:
Sales of investment securities	(1,001)	(589)
Sale of loans	(2,671)	(201)
Other assets acquired through foreclosure, net	(160)	(1,115)
Valuation adjustments of other repossessed assets, net	(177)	786
Sale of premises, equipment, and other assets, net	35	(22)
Changes in:
Other assets	21,271	12,555
Other liabilities	(16,125)	18,564
Net cash provided by operating activities	71,315	72,587
Cash flows from investing activities:
Investment securities - measured at fair value
Principal pay downs and maturities	95	65
Investment securities - AFS
Purchases	(128,101)	(1,000)
Principal pay downs and maturities	78,751	53,172
Proceeds from sales	34,304	78,040
Investment securities - HTM
Purchases	(21,514)	—
Purchase of investment tax credits	(6,782)	(9,381)
(Purchase) sale of money market investments, net	(5,798)	(212)
(Purchase) liquidation of restricted stock	(124)	(26,499)
Loan fundings and principal collections, net	(105,402)	(440,408)
Purchase of premises, equipment, and other assets, net	(3,086)	(2,237)
Proceeds from sale of other real estate owned and repossessed assets, net	2,141	1,440
Net cash used in investing activities	(155,516)	(347,020)

	Three Months Ended March 31,
	2016	2015
	(in thousands)
Cash flows from financing activities:
Net increase (decrease) in deposits	$1,051,031	$731,374
Net (decrease) increase in borrowings	(151,849)	(122,664)
Proceeds from exercise of common stock options	305	793
Cash paid for tax withholding on vested restricted stock	(8,949)	(6,888)
Cash dividends paid on preferred stock	—	(176)
Net cash provided by financing activities	890,538	602,439
Net increase (decrease) in cash and cash equivalents	806,337	328,006
Cash and cash equivalents at beginning of period	224,640	164,396
Cash and cash equivalents at end of period	$1,030,977	$492,402
Supplemental disclosure:
Cash paid during the period for:
Interest	$13,892	$11,499
Income tax (refunds) payments	(6,278)	1,657
Non-cash investing and financing activity:
Transfers to other assets acquired through foreclosure, net	10,638	7,720
Change in unfunded LIHTC and SBIC commitments	26,961	(2,000)
Change in unrealized gain (loss) on AFS securities, net of tax	10,308	6,784
Change in unrealized gain (loss) on TRUP securities, net of tax	759	(194)
Change in unfunded obligations	19,930	30
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
WAB operates the following full-service banking divisions: ABA in Arizona, BON and FIB in Nevada, Bridge in Northern California, and TPB in Southern California. The Company also serves business customers through a national platform of specialized financial services including AAB, Corporate Finance, Equity Fund Resources, Life Sciences Group, Mortgage Warehouse Lending, Public and Nonprofit Finance, Renewable Resource Group, Resort Finance, and Technology Finance. In addition, the Company has one non-bank subsidiary, LVSP, which holds and manages certain non-performing loans and OREO.
Basis of presentation
The accounting and reporting policies of the Company are in accordance with GAAP and conform to practices within the financial services industry. The accounts of the Company and its consolidated subsidiaries are included in the Unaudited Consolidated Financial Statements.
Use of estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management evaluates these estimates and judgments on an ongoing basis and bases its estimates on experience, current and expected future conditions, third-party evaluations and various other assumptions that management believes are reasonable under the circumstances. The results of these estimates form the basis for making judgments about the carrying values of assets and liabilities as well as identifying and assessing the accounting treatment with respect to commitments and contingencies. Actual results may differ from those estimates and assumptions used in the Unaudited Consolidated Financial Statements and related notes. Material estimates that are particularly susceptible to significant changes in the near term relate to the determination of the allowance for credit losses; estimated cash flows related to PCI loans; fair value determinations related to acquisitions and other assets and liabilities carried at fair value; and accounting for income taxes.
Principles of consolidation
As of March 31, 2016, WAL has ten wholly-owned subsidiaries: WAB, LVSP, and eight unconsolidated subsidiaries used as business trusts in connection with the issuance of trust-preferred securities.
The Bank has the following significant wholly-owned subsidiaries: WAB Investments, Inc., BON Investments, Inc., and TPB Investments, Inc., which hold certain investment securities, municipal and nonprofit loans, and leases; and BW Real Estate, Inc., which operates as a real estate investment trust and holds certain of WAB's real estate loans and related securities.
The Company does not have any other significant entities that should be considered for consolidation. All significant intercompany balances and transactions have been eliminated in consolidation.
Reclassifications
Certain amounts in the Consolidated Financial Statements as of December 31, 2015 and for the three months ended March 31, 2015 have been reclassified to conform to the current presentation. The reclassifications have no effect on net income or stockholders’ equity as previously reported.

Interim financial information
The accompanying Unaudited Consolidated Financial Statements as of and for the three months ended March 31, 2016 and 2015 have been prepared in condensed format and, therefore, do not include all of the information and footnotes required by GAAP for complete financial statements. These statements have been prepared on a basis that is substantially consistent with the accounting principles applied to the Company's audited Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2015.
The information furnished in these interim statements reflects all adjustments which are, in the opinion of management, necessary for a fair statement of the results for each respective period presented. Such adjustments are of a normal, recurring nature. The results of operations in the interim statements are not necessarily indicative of the results that may be expected for any other quarter or for the full year. The interim financial information should be read in conjunction with the Company's audited Consolidated Financial Statements
Business combinations
Business combinations are accounted for under the acquisition method of accounting in accordance with ASC 805, Business Combinations. Under the acquisition method, the acquiring entity in a business combination recognizes all of the acquired assets and assumed liabilities at their estimated fair values as of the date of acquisition. Any excess of the purchase price over the fair value of net assets and other identifiable intangible assets acquired is recorded as goodwill. To the extent the fair value of net assets acquired, including identified intangible assets, exceeds the purchase price, a bargain purchase gain is recognized. Changes to estimated fair values from a business combination are recognized as an adjustment to goodwill during the measurement period and are recognized in the reporting period in which the adjustment amounts are determined. Results of operations of an acquired business are included in the Consolidated Income Statement from the date of acquisition. Acquisition-related costs, including conversion and restructuring charges, are expensed as incurred.
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
In May 2014, management reassessed its intent to hold certain CDOs classified as HTM, which necessitated a reclassification of all of the Company's HTM securities to AFS at the date of the transfer. As an extended period of time has passed since this reclassification was made, management believes that the Company is again able to assert as of March 31, 2016 that it has both the intent and ability to hold certain securities classified as HTM to maturity. See "Note 2. Investment Securities" of these Notes to Unaudited Consolidated Financial Statements for additional detail related to HTM securities.
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
Loans, held for investment
The Company generally holds loans for investment and has the intent and ability to hold loans until their maturity. Therefore, they are reported at book value. Net loans are stated at the amount of unpaid principal, adjusted for net deferred fees and costs, purchase accounting fair value adjustments, and an allowance for credit losses. In addition, the book value of loans that are subject to a fair value hedge is adjusted for changes in value attributable to the effective portion of the hedged benchmark interest rate risk.
The Company may also acquire loans through a business combination. These acquired loans are recorded at estimated fair value on the date of purchase, which is comprised of unpaid principal adjusted for estimated credit losses and interest rate fair value adjustments. Loans are evaluated individually to determine if there has been credit deterioration since origination. Such loans may then be aggregated and accounted for as a pool of loans based on common characteristics. When the Company acquires such loans, the yield that may be accreted (accretable yield) is limited to the excess of the Company’s estimate of undiscounted cash flows expected to be collected over the Company’s initial investment in the loan. The excess of contractual cash flows over the cash flows expected to be collected may not be recognized as an adjustment to yield, loss, or a valuation allowance. Subsequent increases in cash flows expected to be collected generally are recognized prospectively through adjustment of the loan’s yield over the remaining life. Subsequent decreases to cash flows expected to be collected are recognized as impairment. The Company may not carry over or create a valuation allowance in the initial accounting for loans acquired under these circumstances. For purchased loans that are not deemed impaired, fair value adjustments attributable to both credit and interest rates are accreted (or amortized) over the contractual life of the individual loan. For additional information, see "Note 3. Loans, Leases and Allowance for Credit Losses" of these Notes to Unaudited Consolidated Financial Statements.
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
The general allowance covers all non-impaired loans and is based on historical loss experience adjusted for various qualitative and quantitative factors listed below.
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
An internal ten-year loss history is also incorporated into the allowance calculation model. Due to the credit concentration of the Company's loan portfolio in real estate secured loans, the value of collateral is heavily dependent on real estate values in Nevada, Arizona, and California. While management uses the best information available to make its evaluation, future adjustments to the allowance may be necessary if there are significant changes in economic or other conditions. In addition, regulators, as an integral part of their examination processes, periodically review the Bank's allowance for credit losses, and may require the Bank to make additions to the allowance based on their judgment about information available to them at the time of their examination. Management regularly reviews the assumptions and formulae used in determining the allowance and makes adjustments if required to reflect the current risk profile of the portfolio.
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
Goodwill and other intangible assets
The Company records as goodwill the excess of the purchase price over the fair value of the identifiable net assets acquired in accordance with applicable guidance. The Company performs its annual goodwill and intangibles impairment tests as of October 1 each year, or more often if events or circumstances indicate that the carrying value may not be recoverable. During the three months ended March 31, 2016 and 2015, there were no events or circumstances that indicated that an interim impairment test of goodwill or other intangible assets was necessary.
Treasury Shares
Effective January 1, 2016, the Company has separately presented treasury shares, which represents shares surrendered to the Company to satisfy statutory payroll tax withholding obligations arising from the vesting of employee restricted stock awards. Prior period amounts have been adjusted to reflect this new presentation, with no change in total stockholders' equity. The Company carries treasury shares at cost.
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
Interest and penalties related to unrecognized tax benefits are recognized as part of the provision for income taxes in the Consolidated Income Statement. Accrued interest and penalties are included in the related tax liability line with other liabilities in the Consolidated Balance Sheet. See "Note 11. Income Taxes" of these Notes to Unaudited Consolidated Finance Statements for further discussion on income taxes.
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
The Company also has off-balance sheet arrangements related to its derivative instruments. Derivative instruments are recognized in the Consolidated Financial Statements at fair value and their notional values are carried off-balance sheet. See "Note 9. Derivatives and Hedging Activities" of these Notes to Unaudited Consolidated Finance Statements for further discussion.
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

Management uses its best judgment in estimating the fair value of the Company’s financial instruments; however, there are inherent limitations in any estimation technique. Therefore, for substantially all financial instruments, the fair value estimates presented herein are not necessarily indicative of the amounts the Company could have realized in a sales transaction at March 31, 2016 and 2015. The estimated fair value amounts for March 31, 2016 and 2015 have been measured as of period-end, and have not been re-evaluated or updated for purposes of these Consolidated Financial Statements subsequent to those dates. As such, the estimated fair values of these financial instruments subsequent to the reporting date may be different than the amounts reported at period-end.
The information in "Note 13. Fair Value Accounting" in these Notes to Unaudited Consolidated Financial Statements should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only required for a limited portion of the Company’s assets and liabilities.
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
Recent accounting pronouncements
In June 2014, the FASB issued guidance within ASU 2014-12, Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. The amendments in ASU 2014-12 to Topic 718, Compensation - Stock Compensation, provide explicit guidance on whether to treat a performance target that could be achieved after the requisite service period as a performance condition that affects vesting or as a nonvesting condition that affects the grant-date fair value of an award. The amendments are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. An entity may elect to apply the amendments either prospectively to all awards granted or modified after the effective date or retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter. The adoption of this guidance did not have a material impact on the Company's Consolidated Financial Statements.
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
In February 2015, the FASB issued guidance within ASU 2015-02, Amendments to the Consolidation Analysis. The amendments in ASU 2015-02 to Topic 810, Consolidation, change the analysis that a reporting entity must perform to determine whether it should consolidate certain types of legal entities. Specifically, the amendments modify the evaluation of whether limited partnerships and similar legal entities are variable interest entities or voting interest entities, eliminate the presumption that a general partner should consolidate a limited partnership, affect the consolidation analysis of reporting entities that are involved with variable interest entities, particularly those that have fee arrangements and related party relationships, and provide a scope exception from consolidation guidance for reporting entities with interests in legal entities that are required to comply with or operate in accordance with requirements that are similar to those in Rule 2a-7 of the Investment Company Act of 1940 for registered money market funds. The amendments are effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. An entity may apply the amendments in this Update using a modified retrospective approach by recording a cumulative-effect adjustment to equity as of the beginning of the fiscal year of adoption or, may apply the amendments retrospectively. The adoption of this guidance did not have a material impact on the Company's Consolidated Financial Statements.
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
In January 2016, the FASB issued guidance within ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities. The amendments in ASU 2016-01 to Subtopic 825-10, Financial Instruments, contain the following elements: 1) requires equity investments to be measured at fair value with changes in fair value recognized in net income; 2) simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment; 3) eliminates the requirement for public entities to disclose the methods and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet; 4) requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; 5) requires an entity to present separately in OCI the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments; 6) requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or accompanying notes to the financial statements; 7) clarifies that the entity should evaluate the need for a valuation allowance on a deferred tax asset related to AFS securities in combination with the entity's other deferred tax assets. The amendments are effective for fiscal years beginning after December 15, 2017, and for interim periods within those fiscal years. Except for the early application of the amendment noted in item 5) above (which the Company elected to early adopt effective January 1, 2015 as discussed in the Company's Annual Report on Form 10-K for the year ended December 31, 2015), early adoption of the amendments in this Update is not permitted. The adoption of the other amendments in this guidance is not expected to have a material impact on the Company's Consolidated Financial Statements.
In February 2016, the FASB issued guidance within ASU 2016-02, Leases. The amendments in ASU 2016-02 to Topic 842, Leases, require lessees to recognize the lease assets and lease liabilities arising from operating leases in the statement of financial position. The accounting applied by a lessor is largely unchanged from that applied under previous GAAP. The amendments in this Update are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. Management is in the process of evaluating the effects that the standard is expected to have on the Company's Consolidated Financial Statements and related disclosures.
In March 2016, the FASB issued guidance within ASU 2016-05, Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships. The amendments in ASU 2016-05 to Topic 815, Derivatives and Hedging, clarify that a change in the counterparty to a derivative instrument that has been designated as the hedging instrument under Topic 815 does not, in and of itself, require dedesignation of that hedging relationship provided that all other hedge accounting criteria continue to be met. An entity has the option to apply the amendments in this Update on either a prospective basis or a modified retrospective basis. The amendments in this Update are effective for financial statements issued for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. The adoption of this guidance is not expected to have a material impact on the Company's Consolidated Financial Statements.
In March 2016, the FASB issued guidance within ASU 2016-09, Improvements to Employee Share-Based Payment Accounting. The amendments in ASU 2016-09 to Topic 718, Compensation - Stock Compensation, require recognition of all excess tax benefits and tax deficiencies through income tax expense or benefit in the income statement. Other amendments in this ASU include guidance on the classification of share-based payment transactions in the statement of cash flows and an option to account for forfeitures of share-based awards as they occur rather than estimating the compensation cost based on the number of awards that are expected to vest. The amendments in this Update are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted in any interim or annual period.

Effective January 1, 2016, the Company elected early adoption of ASU 2016-09, Improvements to Employee Share-Based Payment Accounting. As a result of adoption, the Company recognized a $3.9 million tax benefit as a reduction of income tax expense. The Company has elected to continue to estimate compensation cost based on the number of awards that are expected to vest. The adoption of this guidance did not have a significant impact on the Company's Consolidated Statement of Cash Flows.
2. INVESTMENT SECURITIES
The carrying amounts and fair values of investment securities at March 31, 2016 and December 31, 2015 are summarized as follows:

	March 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
	(in thousands)
Held-to-maturity
Tax-exempt bonds	$21,514	$510	$—	$22,024

Available-for-sale
Collateralized debt obligations	$50	$9,075	$(49)	$9,076
Commercial MBS issued by GSEs	19,051	458	—	19,509
Corporate debt securities	12,768	596	—	13,364
CRA investments	34,853	236	—	35,089
Municipal obligations	327,485	15,836	(288)	343,033
Preferred stock	83,959	2,653	(1,380)	85,232
Private label commercial MBS	3,871	11	—	3,882
Private label residential MBS	344,867	689	(1,829)	343,727
Residential MBS issued by GSEs	1,117,968	17,951	(343)	1,135,576
Trust preferred securities	32,000	—	(10,206)	21,794
U.S. treasury securities	2,496	42	—	2,538
Total AFS securities	$1,979,368	$47,547	$(14,095)	$2,012,820

Securities measured at fair value
Residential MBS issued by GSEs				$1,381

	December 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
	(in thousands)
Available-for-sale
Collateralized debt obligations	$50	$10,059	$(49)	$10,060
Commercial MBS issued by GSEs	19,147	72	(105)	19,114
Corporate debt securities	12,769	482	—	13,251
CRA investments	34,722	—	(37)	34,685
Municipal obligations	320,087	14,743	—	334,830
Preferred stock	108,417	4,286	(1,467)	111,236
Private label commercial MBS	4,685	6	—	4,691
Private label residential MBS	261,530	5	(4,407)	257,128
Residential MBS issued by GSEs	1,169,631	5,254	(4,664)	1,170,221
Trust preferred securities	32,000	—	(7,686)	24,314
U.S. treasury securities	2,996	—	(3)	2,993
Total AFS securities	$1,966,034	$34,907	$(18,418)	$1,982,523

Securities measured at fair value
Residential MBS issued by GSEs				$1,481

For additional information on the fair value changes of securities measured at fair value, see the trading securities table in "Note 13. Fair Value Accounting" of these Notes to Unaudited Consolidated Financial Statements.
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
The Company has reviewed securities for which there is an unrealized loss in accordance with its accounting policy for OTTI described above and determined that there were no impairment charges for the three months ended March 31, 2016 and 2015. The Company does not consider any securities to be other-than-temporarily impaired as of March 31, 2016 and December 31, 2015. No assurance can be made that OTTI will not occur in future periods.
Information pertaining to securities with gross unrealized losses at March 31, 2016 and December 31, 2015, aggregated by investment category and length of time that individual securities have been in a continuous loss position follows:

	March 31, 2016
	Less Than Twelve Months		More Than Twelve Months		Total
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(in thousands)
Available-for-sale
Collateralized debt obligations	$49	$1	$—	$—	$49	$1
Municipal obligations	288	12,229	—	—	288	12,229
Preferred stock	278	15,722	1,102	14,749	1,380	30,471
Private label residential MBS	1,148	124,073	681	30,113	1,829	154,186
Residential MBS issued by GSEs	18	3,502	325	36,566	343	40,068
Trust preferred securities	—	—	10,206	21,794	10,206	21,794
Total AFS securities	$1,781	$155,527	$12,314	$103,222	$14,095	$258,749

	December 31, 2015
	Less Than Twelve Months		More Than Twelve Months		Total
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(in thousands)
Available-for-sale
Collateralized debt obligations	$49	$1	$—	$—	$49	$1
Commercial MBS issued by GSEs	105	17,051	—	—	105	17,051
CRA investments	37	24,729	—	—	37	24,729
Preferred stock	377	10,542	1,090	14,761	1,467	25,303
Private label residential MBS	3,733	226,720	674	30,372	4,407	257,092
Residential MBS issued by GSEs	3,566	536,515	1,098	38,338	4,664	574,853
Trust preferred securities	—	—	7,686	24,314	7,686	24,314
U.S. treasury securities	3	2,006	—	—	3	2,006
Total AFS securities	$7,870	$817,564	$10,548	$107,785	$18,418	$925,349

At March 31, 2016 and December 31, 2015, the Company’s unrealized losses relate primarily to interest rate fluctuations, credit spread widening, and reduced liquidity in applicable markets. The total number of securities in an unrealized loss position at March 31, 2016 was 82, compared to 146 at December 31, 2015. In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and industry analysis reports. Since material downgrades have not occurred and management does not intend to sell the debt securities in an unrealized loss position in the foreseeable future, none of the securities described in the above table or in this paragraph were deemed to be OTTI.
The preferred stock and trust preferred securities have yields based on floating rate LIBOR, which are highly correlated to the federal funds rate and have been negatively affected by the low rate environment. This has resulted in unrealized losses for these securities.
The amortized cost and fair value of securities as of March 31, 2016, by contractual maturities, are shown below. MBS are shown separately as individual MBS are comprised of pools of loans with varying maturities. Therefore, these securities are listed separately in the maturity summary.

	March 31, 2016
	Amortized Cost	Estimated Fair Value
	(in thousands)
Held-to-maturity
After ten years	$21,514	$22,024
Total HTM securities	$21,514	$22,024

Available-for-sale
Due in one year or less	$56,196	$56,717
After one year through five years	66,599	70,125
After five years through ten years	62,125	64,949
After ten years	308,691	318,335
Mortgage-backed securities	1,485,757	1,502,694
Total AFS securities	$1,979,368	$2,012,820

The following tables summarize the carrying amount of the Company’s investment ratings position as of March 31, 2016 and December 31, 2015:

	March 31, 2016
	AAA	Split-rated AAA/AA+	AA+ to AA-	A+ to A-	BBB+ to BBB-	BB+ and below	Unrated	Totals
	(in thousands)
Held-to-maturity
Tax-exempt bonds	$—	$—	$—	$—	$—	$—	$21,514	$21,514
Available-for-sale
Collateralized debt obligations	$—	$—	$—	$—	$—	$9,076	$—	$9,076
Commercial MBS issued by GSEs	—	2,112	—	—	—	—	17,397	19,509
Corporate debt securities	—	—	2,713	5,642	5,009	—	—	13,364
CRA investments	—	—	—	—	—	—	35,089	35,089
Municipal obligations	7,905	—	197,910	130,866	6,172	180	—	343,033
Preferred stock	—	—	—	—	58,592	18,808	7,832	85,232
Private label commercial MBS	3,882	—	—	—	—	—	—	3,882
Private label residential MBS	299,998	—	36,570	2,929	1,650	2,580	—	343,727
Residential MBS issued by GSEs	—	1,135,576	—	—	—	—	—	1,135,576
Trust preferred securities	—	—	—	—	21,794	—	—	21,794
U.S. treasury securities	—	2,538	—	—	—	—	—	2,538
Total AFS securities (1)	$311,785	$1,140,226	$237,193	$139,437	$93,217	$30,644	$60,318	$2,012,820

Securities measured at fair value
Residential MBS issued by GSEs	$—	$1,381	$—	$—	$—	$—	$—	$1,381

(1)	The Company uses the average credit rating of the combination of S&P, Moody’s, and Fitch, where ratings differ.

	December 31, 2015
	AAA	Split-rated AAA/AA+	AA+ to AA-	A+ to A-	BBB+ to BBB-	BB+ and below	Unrated	Totals
	(in thousands)
Available-for-sale
Collateralized debt obligations	$—	$—	$—	$—	$—	$10,060	$—	$10,060
Commercial MBS issued by GSEs	—	19,114	—	—	—	—	—	19,114
Corporate debt securities	—	—	2,721	5,489	5,041	—	—	13,251
CRA investments	—	—	—	—	—	—	34,685	34,685
Municipal obligations	7,949	—	180,460	131,110	6,243	180	8,888	334,830
Preferred stock	—	—	—	—	79,955	23,655	7,626	111,236
Private label commercial MBS	4,691	—	—	—	—	—	—	4,691
Private label residential MBS	235,605	—	40	3,186	1,750	2,705	13,842	257,128
Residential MBS issued by GSEs	—	1,170,221	—	—	—	—	—	1,170,221
Trust preferred securities	—	—	—	—	24,314	—	—	24,314
U.S. treasury securities	—	2,993	—	—	—	—	—	2,993
Total AFS securities (1)	$248,245	$1,192,328	$183,221	$139,785	$117,303	$36,600	$65,041	$1,982,523

Securities measured at fair value
Residential MBS issued by GSEs	$—	$1,481	$—	$—	$—	$—	$—	$1,481

(1)	The Company uses the average credit rating of the combination of S&P, Moody’s, and Fitch, where ratings differ.
Securities with carrying amounts of approximately $729.4 million and $830.7 million at March 31, 2016 and December 31, 2015, respectively, were pledged for various purposes as required or permitted by law.

The following table presents gross gains and losses on sales of investment securities:

	Three Months Ended March 31,
	2016	2015
Gross gains	$2,057	$1,048
Gross losses	(1,056)	(459)
Net gains on sales of investment securities	$1,001	$589

3. LOANS, LEASES AND ALLOWANCE FOR CREDIT LOSSES
The composition of the Company’s held for investment loan portfolio is as follows:

	March 31, 2016	December 31, 2015
	(in thousands)
Commercial and industrial	$5,240,786	$5,114,257
Commercial real estate - non-owner occupied	2,290,969	2,283,536
Commercial real estate - owner occupied	2,032,328	2,083,285
Construction and land development	1,179,923	1,133,439
Residential real estate	302,398	322,939
Commercial leases	137,756	148,493
Consumer	33,700	26,905
Loans, net of deferred loan fees and costs	11,217,860	11,112,854
Allowance for credit losses	(119,227)	(119,068)
Total loans HFI	$11,098,633	$10,993,786
Net deferred loan fees and costs as of March 31, 2016 and December 31, 2015 total $19.8 million and $19.2 million, respectively, which is a reduction in the carrying value of loans. Net unamortized discounts on loans total $7.3 million and $8.2 million as of March 31, 2016 and December 31, 2015, respectively. Total loans held for investment are also net of interest rate and credit marks on acquired loans totaling $33.5 million and $40.5 million as of March 31, 2016 and December 31, 2015, respectively, which is a reduction in the carrying value of acquired loans.
As of March 31, 2016 and December 31, 2015, the Company also had $23.6 million and $23.8 million of HFS loans, respectively.
The following table presents the contractual aging of the recorded investment in past due loans held for investment by class of loans:

	March 31, 2016
	Current	30-59 Days Past Due	60-89 Days Past Due	Over 90 days Past Due	Total Past Due	Total
	(in thousands)
Commercial real estate
Owner occupied	$2,029,224	$1,012	$351	$1,741	$3,104	$2,032,328
Non-owner occupied	2,123,928	634	2,342	642	3,618	2,127,546
Multi-family	163,423	—	—	—	—	163,423
Commercial and industrial
Commercial	5,232,238	455	2,803	5,290	8,548	5,240,786
Leases	137,619	137	—	—	137	137,756
Construction and land development
Construction	681,427	—	—	—	—	681,427
Land	494,935	—	1,861	1,700	3,561	498,496
Residential real estate	297,798	998	1,147	2,455	4,600	302,398
Consumer	33,462	21	—	217	238	33,700
Total loans	$11,194,054	$3,257	$8,504	$12,045	$23,806	$11,217,860

	December 31, 2015
	Current	30-59 Days Past Due	60-89 Days Past Due	Over 90 days Past Due	Total Past Due	Total
	(in thousands)
Commercial real estate
Owner occupied	$2,078,968	$445	$362	$3,510	$4,317	$2,083,285
Non-owner occupied	2,099,274	2,481	—	2,822	5,303	2,104,577
Multi-family	178,959	—	—	—	—	178,959
Commercial and industrial
Commercial	5,066,197	26,358	14,124	7,578	48,060	5,114,257
Leases	145,905	—	—	2,588	2,588	148,493
Construction and land development
Construction	694,527	—	—	—	—	694,527
Land	438,495	—	—	417	417	438,912
Residential real estate	317,677	888	159	4,215	5,262	322,939
Consumer	26,587	12	91	215	318	26,905
Total loans	$11,046,589	$30,184	$14,736	$21,345	$66,265	$11,112,854
The following table presents the recorded investment in non-accrual loans and loans past due ninety days or more and still accruing interest by class of loans:

	March 31, 2016				December 31, 2015
	Non-accrual loans			Loans past due 90 days or more and still accruing	Non-accrual loans			Loans past due 90 days or more and still accruing
	Current	Past Due/ Delinquent	Total Non-accrual		Current	Past Due/ Delinquent	Total Non-accrual
	(in thousands)
Commercial real estate
Owner occupied	$954	$1,942	$2,896	$—	$749	$3,253	$4,002	$339
Non-owner occupied	10,977	—	10,977	642	11,851	2,822	14,673	—
Multi-family	—	—	—	—	—	—	—	—
Commercial and industrial
Commercial	10,150	3,200	13,350	2,543	3,263	15,026	18,289	2,671
Leases	—	—	—	—	—	2,588	2,588	—
Construction and land development
Construction	—	7	7	1,283	—	—	—	—
Land	—	2,278	2,278	—	1,892	417	2,309	—
Residential real estate	1,400	2,698	4,098	—	1,835	4,489	6,324	—
Consumer	—	196	196	20	—	196	196	18
Total	$23,481	$10,321	$33,802	$4,488	$19,590	$28,791	$48,381	$3,028
The reduction in interest income associated with loans on non-accrual status was approximately $0.4 million and $0.7 million for three months ended March 31, 2016 and 2015, respectively.
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

The following tables present gross loans by risk rating:

	March 31, 2016
	Pass	Special Mention	Substandard	Doubtful	Loss	Total
	(in thousands)
Commercial real estate
Owner occupied	$1,992,070	$22,399	$16,153	$1,706	$—	$2,032,328
Non-owner occupied	2,090,216	14,656	22,674	—	—	2,127,546
Multi-family	163,423	—	—	—	—	163,423
Commercial and industrial
Commercial	5,109,308	77,115	54,363	—	—	5,240,786
Leases	135,889	1,403	464	—	—	137,756
Construction and land development
Construction	665,306	16,121	—	—	—	681,427
Land	480,490	512	17,494	—	—	498,496
Residential real estate	291,498	383	10,517	—	—	302,398
Consumer	33,275	169	256	—	—	33,700
Total	$10,961,475	$132,758	$121,921	$1,706	$—	$11,217,860

	March 31, 2016
	Pass	Special Mention	Substandard	Doubtful	Loss	Total
	(in thousands)
Current (up to 29 days past due)	$10,958,620	$132,486	$101,242	$1,706	$—	$11,194,054
Past due 30 - 59 days	854	271	2,132	—	—	3,257
Past due 60 - 89 days	1,999	1	6,504	—	—	8,504
Past due 90 days or more	2	—	12,043	—	—	12,045
Total	$10,961,475	$132,758	$121,921	$1,706	$—	$11,217,860

	December 31, 2015
	Pass	Special Mention	Substandard	Doubtful	Loss	Total
	(in thousands)
Commercial real estate
Owner occupied	$2,032,932	$28,422	$20,814	$1,117	$—	$2,083,285
Non-owner occupied	2,054,428	14,867	35,282	—	—	2,104,577
Multi-family	178,959	—	—	—	—	178,959
Commercial and industrial
Commercial	4,962,930	76,283	74,294	750	—	5,114,257
Leases	140,531	4,580	794	2,588	—	148,493
Construction and land development
Construction	678,438	16,089	—	—	—	694,527
Land	420,819	362	17,731	—	—	438,912
Residential real estate	310,067	776	12,096	—	—	322,939
Consumer	26,438	209	258	—	—	26,905
Total	$10,805,542	$141,588	$161,269	$4,455	$—	$11,112,854

	December 31, 2015
	Pass	Special Mention	Substandard	Doubtful	Loss	Total
	(in thousands)
Current (up to 29 days past due)	$10,799,558	$140,932	$104,232	$1,867	$—	$11,046,589
Past due 30 - 59 days	1,907	271	28,006	—	—	30,184
Past due 60 - 89 days	4,077	385	10,274	—	—	14,736
Past due 90 days or more	—	—	18,757	2,588	—	21,345
Total	$10,805,542	$141,588	$161,269	$4,455	$—	$11,112,854
The table below reflects the recorded investment in loans classified as impaired:

	March 31, 2016	December 31, 2015
	(in thousands)
Impaired loans with a specific valuation allowance under ASC 310 (1)	$9,576	$24,287
Impaired loans without a specific valuation allowance under ASC 310 (2)	97,491	104,587
Total impaired loans	$107,067	$128,874
Valuation allowance related to impaired loans (3)	$(2,630)	$(4,658)

(1)	Includes TDR loans of $6.0 million and $3.0 million at March 31, 2016 and December 31, 2015, respectively.

(2)	Includes TDR loans of $73.8 million and $85.9 million at March 31, 2016 and December 31, 2015, respectively.

(3)	Includes valuation allowance related to TDR loans of $0.7 million and $0.3 million at March 31, 2016 and December 31, 2015, respectively.
The following table presents impaired loans by class:

	March 31, 2016	December 31, 2015
	(in thousands)
Commercial real estate
Owner occupied	$20,620	$23,153
Non-owner occupied	31,827	41,081
Multi-family	—	—
Commercial and industrial
Commercial	21,151	26,513
Leases	334	2,896
Construction and land development
Construction	7	—
Land	17,778	18,322
Residential real estate	15,031	16,575
Consumer	319	334
Total	$107,067	$128,874
A valuation allowance is established for an impaired loan when the fair value of the loan is less than the recorded investment. In certain cases, portions of impaired loans are charged-off to realizable value instead of establishing a valuation allowance and are included, when applicable, in the table above as “Impaired loans without a specific valuation allowance under ASC 310.” However, before concluding that an impaired loan needs no associated valuation allowance, an assessment is made to consider all available and relevant information for the method used to evaluate impairment and the type of loan being assessed. The valuation allowance disclosed above is included in the allowance for credit losses reported in the Consolidated Balance Sheets as of March 31, 2016 and December 31, 2015.

The following table presents the average investment in impaired loans and income recognized on impaired loans:

	Three Months Ended March 31,
	2016	2015
	(in thousands)
Average balance on impaired loans	$122,545	$162,109
Interest income recognized on impaired loans, accrual basis	1,113	1,182
Interest recognized on non-accrual loans, cash basis	172	653
The following table presents average investment in impaired loans by loan class:

	Three Months Ended March 31,
	2016	2015
	(in thousands)
Commercial real estate
Owner occupied	$21,737	$42,927
Non-owner occupied	33,033	65,080
Multi-family	—	—
Commercial and industrial
Commercial	31,733	13,269
Leases	2,049	357
Construction and land development
Construction	—	—
Land	17,900	21,212
Residential real estate	15,764	18,911
Consumer	329	353
Total	$122,545	$162,109
The average investment in TDR loans included in the average investment in impaired loans table above for the three months ended March 31, 2016 and 2015 was $78.0 million and $126.1 million, respectively.
The following table presents interest income on impaired loans by class:

	Three Months Ended March 31,
	2016	2015
	(in thousands)
Commercial real estate
Owner occupied	$295	$420
Non-owner occupied	338	330
Multi-family	—	—
Commercial and industrial
Commercial	108	79
Leases	32	—
Construction and land development
Construction	—	—
Land	207	194
Residential real estate	131	157
Consumer	2	2
Total	$1,113	$1,182
The Company is not committed to lend significant additional funds on these impaired loans.

The following table summarizes nonperforming assets:

	March 31, 2016	December 31, 2015
	(in thousands)
Non-accrual loans (1)	$33,802	$48,381
Loans past due 90 days or more on accrual status	4,488	3,028
Troubled debt restructured loans (2)	65,713	70,707
Total nonperforming loans	104,003	122,116
Other assets acquired through foreclosure, net	52,776	43,942
Total nonperforming assets	$156,779	$166,058

(1)	Includes non-accrual TDR loans of $14.1 million and $18.2 million at March 31, 2016 and December 31, 2015, respectively.

(2)	Includes accruing TDR loans only.
Loans Acquired with Deteriorated Credit Quality
Changes in the accretable yield for loans acquired with deteriorated credit quality are as follows:

	Three Months Ended March 31,
	2016	2015
	(in thousands)
Balance, at beginning of period	$15,925	$19,156
Reclassifications from non-accretable to accretable yield (1)	—	430
Accretion to interest income	(782)	(1,078)
Reversal of fair value adjustments upon disposition of loans	(1,602)	(552)
Balance, at end of period	$13,541	$17,956

(1)	The primary drivers of reclassification from non-accretable to accretable yield resulted from changes in estimated cash flows.
Allowance for Credit Losses
The following table summarizes the changes in the allowance for credit losses by portfolio type:

	Three Months Ended March 31,
	Construction and Land Development	Commercial Real Estate	Residential Real Estate	Commercial and Industrial	Consumer	Total
	(in thousands)
2016
Beginning Balance	$18,976	$23,160	$5,278	$71,181	$473	$119,068
Charge-offs	—	410	26	7,491	74	8,001
Recoveries	(95)	(3,665)	(257)	(1,576)	(67)	(5,660)
Provision	354	(3,311)	(571)	5,890	138	2,500
Ending balance	$19,425	$23,104	$4,938	$71,156	$604	$119,227
2015
Beginning Balance	$18,558	$28,783	$7,456	$54,566	$853	$110,216
Charge-offs	—	—	400	393	54	847
Recoveries	(157)	(383)	(533)	(916)	(40)	(2,029)
Provision	(716)	(1,055)	(923)	3,562	(168)	700
Ending balance	$17,999	$28,111	$6,666	$58,651	$671	$112,098

The following table presents impairment method information related to loans and allowance for credit losses by loan portfolio segment:

	Commercial Real Estate-Owner Occupied	Commercial Real Estate-Non-Owner Occupied	Commercial and Industrial	Residential Real Estate	Construction and Land Development	Commercial Leases	Consumer	Total Loans
	(in thousands)
Loans as of March 31, 2016:
Recorded Investment:
Impaired loans with an allowance recorded	$654	$5,381	$3,257	$264	$—	$—	$20	$9,576
Impaired loans with no allowance recorded	19,967	26,445	17,895	14,767	17,784	334	299	97,491
Total loans individually evaluated for impairment	20,621	31,826	21,152	15,031	17,784	334	319	107,067
Loans collectively evaluated for impairment	1,998,069	2,204,100	5,217,038	284,540	1,162,139	137,422	33,381	11,036,689
Loans acquired with deteriorated credit quality	13,638	55,043	2,596	2,827	—	—	—	74,104
Total recorded investment	$2,032,328	$2,290,969	$5,240,786	$302,398	$1,179,923	$137,756	$33,700	$11,217,860
Unpaid Principal Balance
Impaired loans with an allowance recorded	$654	$5,381	$3,509	$319	$—	$—	$20	$9,883
Impaired loans with no allowance recorded	63,301	52,673	84,295	42,811	84,658	2,667	3,909	334,314
Total loans individually evaluated for impairment	63,955	58,054	87,804	43,130	84,658	2,667	3,929	344,197
Loans collectively evaluated for impairment	1,998,069	2,204,100	5,217,038	284,540	1,162,139	137,422	33,381	11,036,689
Loans acquired with deteriorated credit quality	18,070	78,239	9,245	3,345	—	—	—	108,899
Total unpaid principal balance	$2,080,094	$2,340,393	$5,314,087	$331,015	$1,246,797	$140,089	$37,310	$11,489,785
Related Allowance for Credit Losses
Impaired loans with an allowance recorded	$653	$480	$1,422	$74	$—	$—	$1	$2,630
Impaired loans with no allowance recorded	—	—	—	—	—	—	—	—
Total loans individually evaluated for impairment	653	480	1,422	74	—	—	1	2,630
Loans collectively evaluated for impairment	10,562	11,409	67,766	4,863	19,425	1,658	604	116,287
Loans acquired with deteriorated credit quality	—	—	310	—	—	—	—	310
Total allowance for credit losses	$11,215	$11,889	$69,498	$4,937	$19,425	$1,658	$605	$119,227

	Commercial Real Estate-Owner Occupied	Commercial Real Estate-Non-Owner Occupied	Commercial and Industrial	Residential Real Estate	Construction and Land Development	Commercial Leases	Consumer	Total Loans
	(in thousands)
Loans as of December 31, 2015:
Recorded Investment:
Impaired loans with an allowance recorded	$2,778	$2,344	$18,230	$914	$—	$—	$21	$24,287
Impaired loans with no allowance recorded	20,375	38,737	8,283	15,661	18,322	2,896	313	104,587
Total loans individually evaluated for impairment	23,153	41,081	26,513	16,575	18,322	2,896	334	128,874
Loans collectively evaluated for impairment	2,044,934	2,180,250	5,085,299	303,372	1,115,117	145,597	26,571	10,901,140
Loans acquired with deteriorated credit quality	15,198	62,205	2,445	2,992	—	—	—	82,840
Total recorded investment	$2,083,285	$2,283,536	$5,114,257	$322,939	$1,133,439	$148,493	$26,905	$11,112,854
Unpaid Principal Balance
Impaired loans with an allowance recorded	$2,778	$2,344	$19,233	$969	$—	$—	$21	$25,345
Impaired loans with no allowance recorded	63,709	61,692	71,773	44,142	82,800	5,229	3,923	333,268
Total loans individually evaluated for impairment	66,487	64,036	91,006	45,111	82,800	5,229	3,944	358,613
Loans collectively evaluated for impairment	2,044,934	2,180,250	5,085,299	303,372	1,115,117	145,597	26,571	10,901,140
Loans acquired with deteriorated credit quality	20,227	88,181	7,820	3,536	—	—	—	119,764
Total unpaid principal balance	$2,131,648	$2,332,467	$5,184,125	$352,019	$1,197,917	$150,826	$30,515	$11,379,517
Related Allowance for Credit Losses
Impaired loans with an allowance recorded	$858	$11	$3,518	$270	$—	$—	$1	$4,658
Impaired loans with no allowance recorded	—	—	—	—	—	—	—	—
Total loans individually evaluated for impairment	858	11	3,518	270	—	—	1	4,658
Loans collectively evaluated for impairment	10,953	11,302	65,806	5,008	18,976	1,857	472	114,374
Loans acquired with deteriorated credit quality	—	36	—	—	—	—	—	36
Total allowance for credit losses	$11,811	$11,349	$69,324	$5,278	$18,976	$1,857	$473	$119,068
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

The Company did not have any new TDR loans during the three months ended March 31, 2016 and 2015.
The following table presents TDR loans by class for which there was a payment default during the period:

	Three Months Ended March 31,
	2016		2015
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
	(dollars in thousands)
Commercial real estate
Owner occupied	—	$—	—	$—
Non-owner occupied	1	5,381	—	—
Multi-family	—	—	—	—
Commercial and industrial
Commercial	—	—	—	—
Leases	—	—	—	—
Construction and land development
Construction	—	—	1	137
Land	—	—	—	—
Residential real estate	—	—	—	—
Consumer	—	—	—	—
Total	1	$5,381	1	$137
A TDR loan is deemed to have a payment default when it becomes past due 90 days, goes on non-accrual, or is restructured again. Payment defaults, along with other qualitative indicators, are considered by management in the determination of the allowance for credit losses.
At March 31, 2016 and December 31, 2015, there was $0.1 million in loan commitments outstanding on TDR loans.
Loan Purchases and Sales
For the three months ended March 31, 2016 and 2015, secondary market loan purchases totaled $33.8 million and $18.4 million, respectively. For 2016, these purchased loans consisted of commercial and industrial loans. For 2015, these purchased loans consisted of $11.0 million of commercial and industrial loans, $6.0 million of commercial real estate loans, and $1.4 million in commercial leases.
During the three months ended March 31, 2016, the Company sold loans, which consisted primarily of commercial real estate and commercial and industrial loans, with a carrying value of $23.8 million and recognized a gain of $2.5 million on the sales. During the three months ended March 31, 2015, the Company sold loans with a carrying value of $10.0 million and recognized a gain of $0.2 million.

4. OTHER ASSETS ACQUIRED THROUGH FORECLOSURE
The following table represents the changes in other assets acquired through foreclosure:

	Three Months Ended March 31,
	2016
	Gross Balance	Valuation Allowance	Net Balance
	(in thousands)
Balance, beginning of period	$52,984	$(9,042)	$43,942
Transfers to other assets acquired through foreclosure, net	10,638	—	10,638
Proceeds from sale of other real estate owned and repossessed assets, net	(2,436)	295	(2,141)
Valuation adjustments, net	—	177	177
Gains, net (1)	160	—	160
Balance, end of period	$61,346	$(8,570)	$52,776

	Three Months Ended March 31,
	2015
Balance, beginning of period	$71,421	$(14,271)	$57,150
Transfers to other assets acquired through foreclosure, net	7,720	—	7,720
Proceeds from sale of other real estate owned and repossessed assets, net	(2,288)	848	(1,440)
Valuation adjustments, net	—	(786)	(786)
Gains, net (1)	1,115	—	1,115
Balance, end of period	$77,968	$(14,209)	$63,759

(1)	Includes net gains related to initial transfers to other assets of zero and $0.6 million during the three months ended March 31, 2016 and 2015, respectively, pursuant to accounting guidance.
At March 31, 2016, and 2015, the majority of the Company’s repossessed assets consisted of properties located in Nevada. The Company held 37 properties at March 31, 2016, compared to 39 at December 31, 2015, and 68 at March 31, 2015.
5. OTHER BORROWINGS
The following table summarizes the Company’s borrowings as of March 31, 2016 and December 31, 2015:

	March 31, 2016	December 31, 2015
	(in thousands)
Short-Term:
Federal funds purchased	$200	$—
FHLB advances	—	150,000
Total short-term borrowings	$200	$150,000
The Company maintains other lines of credit with correspondent banks totaling $170.0 million, of which $25.0 million is secured by pledged securities and has a floating interest rate of one-month or three-month LIBOR plus 1.50%. The remaining $145.0 million is unsecured. As of March 31, 2016, there was $0.2 million outstanding on these lines of credit at an interest rate of 1.38%. There were no outstanding balances on these lines of credit as of December 31, 2015.
The Company maintains lines of credit with the FHLB and the FRB. The Company’s borrowing capacity is determined based on collateral pledged, generally consisting of investment securities and loans, at the time of the borrowing. At March 31, 2016, there were no short-term FHLB advances. At December 31, 2015, short-term FHLB advances of $150.0 million had a weighted average interest rate of 0.36%.
As of March 31, 2016 and December 31, 2015, the Company had additional available credit with the FHLB of approximately $1.50 billion and $1.54 billion, respectively, and with the FRB of approximately $1.26 billion and $1.21 billion, respectively.

6. QUALIFYING DEBT
Subordinated Debt
The Company has $150.0 million of subordinated debt outstanding, which was recorded net of debt issuance costs of $1.8 million, and matures July 15, 2025. The subordinated debt has a fixed interest rate of 5.00% through June 30, 2020 and then converts to a variable rate of 3.20% plus three-month LIBOR through maturity. The carrying value of subordinated debt also includes the effective portion of related hedges and totals $153.2 million at March 31, 2016.
Junior Subordinated Debt
The Company has formed or acquired through acquisitions eight statutory business trusts, which exist for the exclusive purpose of issuing Cumulative Trust Preferred Securities.
With the exception of debt issued by Bridge Capital Trust I and Bridge Capital Trust II, junior subordinated debt is recorded at fair value at each reporting date due to the FVO election made by the Company under ASC 825. The Company did not make the FVO election for the Bridge junior subordinated debt. Accordingly, the carrying value of these trusts at each future reporting date will not reflect the current fair value of the debt. The carrying value of junior subordinated debt was $57.2 million and $58.4 million at March 31, 2016 and December 31, 2015, respectively.
The weighted average interest rate of all junior subordinated debt as of March 31, 2016 was 2.97%, which is three-month LIBOR plus the contractual spread of 2.34%, compared to a weighted average interest rate of 2.95% at December 31, 2015.
7. STOCKHOLDERS' EQUITY
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
Sales in the ATM offering were previously being made pursuant to a prospectus dated May 14, 2012 and a prospectus supplement filed with the SEC on June 4, 2014, in connection with one or more offerings of shares from the Company's shelf registration statement on Form S-3 (No. 333-181128), which expired on May 14, 2015. On May 7, 2015, the Company filed with the SEC a new shelf registration statement on Form S-3 (No. 333-203959). During the three months ended March 31, 2016 and 2015, there were no sales under the ATM offering.
Stock-Based Compensation
Restricted Stock Awards
For the three months ended March 31, 2016, 376,665 shares of restricted stock awards were granted to employees that generally vest over a three-year period. For the three months ended March 31, 2016, 63,000 shares of restricted stock were granted to non-employee WAL directors that will be fully vested at June 30, 2016. The Company estimates the compensation cost for stock grants based upon the grant date fair value. Stock compensation cost is recognized on a straight-line basis over the requisite service period for the entire award. The aggregate grant date fair value for the restricted stock awards granted was $11.8 million. For three months ended March 31, 2016, the Company recognized $3.8 million in stock-based compensation expense related to all restricted stock award grants, including those assumed as part of the Bridge acquisition, compared to $2.5 million in 2015.
In addition, the Company granted 54,329 shares of restricted stock to certain members of executive management that have both performance and service conditions that affect vesting. The performance condition was based on achieving an EPS target for fiscal year 2016 and, if this target is met, the restricted stock will vest over a three-year service period. The grant date fair value of the awards was $1.7 million. For each of the three months ended March 31, 2016 and 2015, the Company recognized $0.1 million in stock-based compensation expense related to these performance-based restricted stock grants.

Performance Stock Units
The Company grants members of its executive management committee performance stock units that do not vest unless the Company achieves a specified cumulative EPS target over a three-year performance period. The number of shares issued will vary based on the cumulative EPS target that is achieved. The Company estimates the cost of performance stock units based upon the grant date fair value and expected vesting percentage over the three-year performance period. For the three months ended March 31, 2016, the Company recognized $1.2 million in stock-based compensation expense related to these performance stock units, compared to $1.0 million in stock-based compensation expense for such units in 2015.
The three-year performance period for the 2013 grant ended on December 31, 2015, and the Company's cumulative EPS for the performance period exceeded the level required for a maximum award under the terms of the grant. As a result on February 17, 2016, executive management committee members were granted 308,400 of fully vested common shares.
As of March 31, 2016, outstanding performance stock unit grants made in 2014 and 2015 are expected to pay out at the maximum award amount, which is equivalent to 409,800 common shares with a grant date fair value of $10.4 million. In January 2016, performance stock units were granted to executive management committee members with cumulative target awards equivalent to 109,704 shares of common stock. Assuming a 100% vesting percentage for the 2016 performance stock units, the grant date fair value of the awards was $3.4 million.
Stock Options
The Company's stock option awards consist of those awards assumed as part of the Bridge acquisition. During the three months ended March 31, 2016, the Company recognized $0.2 million in compensation expense related to these awards. There were no stock option awards granted by the Company during the three months ended March 31, 2016 and 2015.
Treasury Shares
The Company purchased 290,432 treasury shares at a weighted average price of $30.81 per share and 252,893 treasury shares at a weighted average price of $27.24 per share during the three months ended March 31, 2016 and 2015, respectively.
8. ACCUMULATED OTHER COMPREHENSIVE INCOME
The following table summarizes the changes in accumulated other comprehensive income (loss) by component, net of tax, for the periods indicated:

	Unrealized holding gains (losses) on AFS	Unrealized holding gains (losses) on SERP	Unrealized holding gains (losses) on junior subordinated debt	Impairment loss on securities	Total
	(in thousands)
Balance, December 31, 2015	$9,993	$90	$12,033	$144	$22,260
Other comprehensive income before reclassifications	11,019	6	759	—	11,784
Amounts reclassified from accumulated other comprehensive income	(711)	—	—	—	(711)
Net current-period other comprehensive income	10,308	6	759	—	11,073
Balance, March 31, 2016	$20,301	$96	$12,792	$144	$33,333

Balance, January 1, 2015	16,495	—	16,309	144	32,948
Other comprehensive income before reclassifications	7,153	—	(194)	—	6,959
Amounts reclassified from accumulated other comprehensive income	(369)	—	—	—	(369)
Net current-period other comprehensive (loss) income	6,784	—	(194)	—	6,590
Balance, March 31, 2015	$23,279	$—	$16,115	$144	$39,538

The following table presents reclassifications out of accumulated other comprehensive income:

	Three Months Ended March 31,
Income Statement Classification	2016	2015
	(in thousands)
Gain (loss) on sales of investment securities, net	$1,001	$589
Income tax (expense) benefit	(290)	(220)
Net of tax	$711	$369
9. DERIVATIVES AND HEDGING ACTIVITIES
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
As of March 31, 2016, December 31, 2015, and March 31, 2015, the Company does not have any significant outstanding cash flow hedges or free-standing derivatives.
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
The Company entered into a "pay variable/receive fixed" interest rate swap agreement, designated as a fair value hedge, to hedge the interest rate exposure on its fixed rate subordinated debt. As a result, the Company is paying a floating rate of three month LIBOR plus 3.16% and is receiving semi-annual fixed payments of 5.00% to match the payments on the debt.

Fair Values, Volume of Activity, and Gain/Loss Information Related to Derivative Instruments
The following table summarizes the fair values of the Company's derivative instruments on a gross and net basis as of March 31, 2016, December 31, 2015, and March 31, 2015. The change in the notional amounts of these derivatives from December 31, 2015 to March 31, 2016 indicates the volume of the Company's derivative transaction activity during these periods. The derivative asset and liability balances are presented on a gross basis, prior to the application of bilateral collateral and master netting agreements. Total derivative assets and liabilities are adjusted to take into account the impact of legally enforceable master netting agreements that allow the Company to settle all derivative contracts with the same counterparty on a net basis and to offset the net derivative position with the related collateral. Where master netting agreements are not in effect or are not enforceable under bankruptcy laws, the Company does not adjust those derivative amounts with counterparties. The fair value of derivative contracts, after taking into account the effects of master netting agreements, is included in other assets or other liabilities in the Consolidated Balance Sheets, as indicated in the following table:

	March 31, 2016			December 31, 2015			March 31, 2015
		Fair Value			Fair Value			Fair Value
	Notional Amount	Derivative Assets	Derivative Liabilities	Notional Amount	Derivative Assets	Derivative Liabilities	Notional Amount	Derivative Assets	Derivative Liabilities
	(in thousands)
Derivatives designated as hedging instruments:
Fair value hedges
Interest rate swaps	$797,304	$4,733	$88,981	$800,478	$3,569	$64,785	$670,942	$7	$73,049
Total	797,304	4,733	88,981	800,478	3,569	64,785	670,942	7	73,049
Netting adjustments (1)	—	—	—	—	—	—	—	—	—
Net derivatives in the balance sheet	$797,304	$4,733	$88,981	$800,478	$3,569	$64,785	$670,942	$7	$73,049

(1)	Netting adjustments represent the amounts recorded to convert derivative balances from a gross basis to a net basis in accordance with the applicable accounting guidance.
Fair value hedges
An assessment of effectiveness is performed at initiation of a hedge and on a quarterly basis thereafter. All of the Company's fair value hedges remained “highly effective” as of March 31, 2016, December 31, 2015, and March 31, 2015.
The following table summarizes the pre-tax net gains (losses) on fair value hedges for three months ended March 31, 2016 and 2015, which are recorded in other non-interest income in the income statement.

	Three Months Ended March 31,
	2016	2015
	(in thousands)
Hedge of Fixed Rate Loans (a)
Loss on "pay fixed" swap	$(24,197)	$(73,049)
Gain on receive fixed rate loans	24,197	72,375
Net ineffectiveness	$—	$(674)
Hedge of Fixed Rate Subordinated Debt (a)
Gain on "receive fixed" swap	$1,164	$—
Loss on subordinated debt	(1,164)	—
Net ineffectiveness	$—	$—

(a)
The fair value of derivatives contracts are carried as other assets and other liabilities in the Consolidated Balance Sheets. The effective portion of hedging gains (losses) is recorded as basis adjustments to the underlying hedged asset or liability. Gains and losses on both the hedging derivative and hedged item are recorded through non-interest expense with a resulting net income impact for the amount of ineffectiveness.

Counterparty Credit Risk
Like other financial instruments, derivatives contain an element of credit risk. This risk is measured as the expected positive replacement value of the contracts. Management generally enters into bilateral collateral and master netting agreements that provide for the net settlement of all contracts with the same counterparty. Additionally, management monitors counterparty credit risk exposure on each contract to determine appropriate limits on the Company's total credit exposure across all product types. In general, the Company has a zero credit threshold with regard to derivative exposure with counterparties. Management reviews the Company's collateral positions on a daily basis and exchanges collateral with counterparties in accordance with standard ISDA documentation and other related agreements. The Company generally holds collateral in the form of highly rated securities issued by the U.S. Treasury or government-sponsored enterprises, such as GNMA, FNMA, and FHLMC. The total collateral netted against net derivative liabilities totaled $85.0 million at March 31, 2016, $61.7 million at December 31, 2015, and $69.7 million at March 31, 2015.
The following table summarizes the Company's largest exposure to an individual counterparty at the dates indicated:

	March 31, 2016	December 31, 2015	March 31, 2015
	(in thousands)
Largest gross exposure (derivative asset) to an individual counterparty	$4,733	$3,569	$7
Collateral posted by this counterparty	4,292	4,680	—
Derivative liability with this counterparty	—	—	—
Collateral pledged to this counterparty	—	1,340	—
Net exposure after netting adjustments and collateral	$441	$229	$7
Credit Risk Contingent Features
Management has entered into certain derivative contracts that require the Company to post collateral to the counterparties when these contracts are in a net liability position. Conversely, the counterparties may post collateral when these contracts are in a net asset position. The amount of collateral to be posted is based on the amount of the net liability and exposure thresholds. As of March 31, 2016, December 31, 2015, and March 31, 2015 the aggregate fair value of all derivative contracts with credit risk contingent features (i.e., those containing collateral posting provisions) held by the Company that were in a net liability position totaled $89.0 million, $64.8 million, and $73.0 million, respectively. As of March 31, 2016, the Company was in an over-collateralized net position of $9.2 million after considering $94.1 million of collateral held in the form of securities. As of December 31, 2015 and March 31, 2015, the Company was in an over-collateralized position of $15.5 million and $13.6 million, respectively.
10. EARNINGS PER SHARE
Diluted EPS is based on the weighted average outstanding common shares during each period, including common stock equivalents. Basic EPS is based on the weighted average outstanding common shares during the period.
The following table presents the calculation of basic and diluted EPS:

	Three Months Ended March 31,
	2016	2015
	(in thousands, except per share amounts)
Weighted average shares - basic	101,895	87,941
Dilutive effect of stock awards	643	511
Weighted average shares - diluted	102,538	88,452
Net income available to common stockholders	$61,332	$40,207
Earnings per share - basic	0.60	0.46
Earnings per share - diluted	0.60	0.45
The Company had no anti-dilutive stock options outstanding at each of the periods ended March 31, 2016 and 2015.

11. INCOME TAXES
The effective tax rate for the three months ended March 31, 2016 was 24.14%, compared to 26.06% for the three months ended March 31, 2015. The decrease in the effective tax rate is primarily due to the inclusion of excess stock compensation benefits in income tax expense resulting from the early adoption of ASU 2016-09, Improvements to Employee Share-Based Payment Accounting.
Deferred tax assets and liabilities are included in the Consolidated Financial Statements at currently enacted income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be reversed. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes.
For the three months ended March 31, 2016, the net deferred tax assets decreased $12.4 million to $74.0 million. This overall decrease in the net deferred tax asset was primarily the result of decreases to deferred tax assets from a change in fair market value of junior subordinated debt and AFS securities, vesting of stock-based compensation awards, and fair market value adjustments related to acquired loans.
Although realization is not assured, the Company believes that the realization of the recognized deferred tax asset of $74.0 million at March 31, 2016 is more-likely-than-not based on expectations as to future taxable income and based on available tax planning strategies within the meaning of ASC 740, Income Taxes, that could be implemented if necessary to prevent a carryover from expiring.
At each of the periods ended March 31, 2016 and December 31, 2015, the Company had no deferred tax valuation allowance.
The deferred tax asset related to federal and state NOL carryovers outstanding at March 31, 2016 and December 31, 2015 available to reduce the tax liability in future years totaled $9.2 million and $9.3 million, respectively. The respective $9.2 million and $9.3 million of tax benefits relate entirely to federal NOL carryovers (subject to an annual limitation imposed by IRC Section 382). The Company’s ability to use federal NOL carryovers, as well as its ability to use certain future tax deductions called NUBILs associated with the Company's acquisitions is subject to annual limitations. In management’s opinion, it is more-likely-than-not that the results of future operations will generate sufficient taxable income to realize all of the deferred tax benefits related to these NOL carryovers and NUBILs.
At each of the periods ended March 31, 2016 and December 31, 2015, the total amount of unrecognized tax benefits, net of associated deferred tax benefit, that would impact the effective tax rate, if recognized, was $0.7 million.
Interest and penalties related to unrecognized tax benefits are recognized in the provision for income taxes. During each of the three months ended March 31, 2016 and 2015, the Company recognized as part of its provision for income taxes, no amounts for penalties associated with unrecognized tax benefits and no amounts for interest.
At each of the periods ended March 31, 2016 and December 31, 2015, the Company has accrued a $0.1 million liability for penalties and a $0.1 million liability for interest.
Investments in LIHTC
The Company invests in LIHTC funds that are designed to generate a return primarily through the realization of federal tax credits.
Investments in LIHTC and unfunded LIHTC obligations are included as part of other assets and other liabilities, respectively, in the Consolidated Balance Sheets and total $175.3 million and $81.4 million, respectively, as of March 31, 2016, compared to $152.7 million and $61.2 million as of December 31, 2015. For the three months ended March 31, 2016 and 2015, $4.4 million and $3.4 million, respectively, of amortization related to LIHTC investments was recognized as a component of income tax expense.

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
A summary of the contractual amounts for unfunded commitments and letters of credit are as follows:

	March 31, 2016	December 31, 2015
	(in thousands)
Commitments to extend credit, including unsecured loan commitments of $364,454 at March 31, 2016 and $341,374 at December 31, 2015	$3,813,930	$3,624,578
Credit card commitments and financial guarantees	56,106	57,966
Standby letters of credit, including unsecured letters of credit of $5,806 at March 31, 2016 and $4,257 at December 31, 2015	48,809	50,659
Total	$3,918,845	$3,733,203
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
The Company has exposure to credit losses from unfunded commitments and letters of credit. As funds have not been disbursed on these commitments, they are not reported as loans outstanding. Credit losses related to these commitments are not included in the allowance for credit losses reported in "Note 3. Loans, Leases and Allowance for Credit Losses" of these Consolidated Financial Statements and are accounted for as a separate loss contingency. This loss contingency for unfunded loan commitments and letters of credit was $3.7 million and $3.3 million as of March 31, 2016 and December 31, 2015, respectively. Changes to this liability are adjusted through non-interest expense.

Concentrations of Lending Activities
The Company’s lending activities are driven in large part by the customers served in the market areas where the Company has branch offices in the states of Arizona, Nevada, and California. Despite the geographic concentration of lending activities, the Company does not have a single external customer from which it derives 10% or more of its revenues. The Company monitors concentrations within four broad categories: geography, industry, product, and collateral. The Company's loan portfolio includes significant credit exposure to the CRE market. As of each of the periods ended March 31, 2016 and December 31, 2015, CRE related loans accounted for approximately 49% of total loans. Substantially all of these loans are secured by first liens with an initial loan to value ratio of generally not more than 75%. Approximately 47% and 48% of these CRE loans, excluding construction and land loans, were owner-occupied at March 31, 2016 and December 31, 2015, respectively.
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
Lease Commitments
The Company leases the majority of its office locations and many of these leases contain multiple renewal options and provisions for increased rents. Total rent expense of $2.5 million and $1.6 million for three months ended March 31, 2016 and 2015, respectively, was included in occupancy expense.
13. FAIR VALUE ACCOUNTING
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
Under ASC 825, the Company elected the FVO treatment for certain junior subordinated debt issuances. This election is irrevocable and results in the recognition of unrealized gains and losses on these items in earnings at each reporting date.
All securities for which the fair value measurement option had been elected are included in a separate line item in the Consolidated Balance Sheets as securities measured at fair value.

For the three months ended March 31, 2016, and 2015 securities gains and losses from fair value changes were as follows:

	Changes in Fair Values for Items Measured at Fair Value Pursuant to Election of the Fair Value Option
	Unrealized Gain/(Loss) on Assets and Liabilities Measured at Fair Value, Net	Interest Income on Securities	Interest Expense on Junior Subordinated Debt	Total Changes Included in Current-Period Earnings	Total Changes Included in OCI
	(in thousands)
Three Months Ended March 31, 2016
Securities measured at fair value	$(5)	$—	$—	$(5)	$—
Junior subordinated debt	1,212	—	(680)	(680)	(759)
Total	$1,207	$—	$(680)	$(685)	$(759)
Three Months Ended March 31, 2015
Securities measured at fair value	$(5)	$—	$—	$(5)	$—
Junior subordinated debt	(309)	—	(441)	(441)	194
Total	$(314)	$—	$(441)	$(446)	$194
There were no net gains or losses recognized during the three months ended March 31, 2016 and 2015 on trading securities sold during the period.
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
AFS securities: Preferred stock and CRA investments are reported at fair value utilizing Level 1 inputs. With the exception of CDO securities, other securities classified as AFS are reported at fair value utilizing Level 2 inputs. For these securities, the Company obtains fair value measurements from an independent pricing service. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information, and the bond’s terms and conditions, among other things. The Company estimates the fair value of CDO securities utilizing Level 3 inputs, which include pricing indications from comparable securities.
Independent pricing service: The Company's independent pricing service provides pricing information on Level 1, 2, and 3 securities, and represents the pricing source for the majority of the portfolio. Management independently evaluates the fair value measurements received from the Company's third party pricing service through multiple review steps. First, management reviews what has transpired in the marketplace with respect to interest rates, credit spreads, volatility, and mortgage rates, among other things, and develops an expectation of changes to the securities' valuations from the previous quarter. Then, management obtains market values from additional sources. The pricing service provides management with observable market data including interest rate curves and mortgage prepayment speed grids, as well as dealer quote sheets, new bond offering sheets, and historical trade documentation. Management reviews the assumptions and decides whether they are reasonable. Management may compare interest rates, credit spreads, and prepayments speeds used as part of the assumptions to those that management believes are reasonable. Management may price securities using the provided assumptions to determine whether they can develop similar prices on like securities. Any discrepancies between management’s review and the prices provided by the vendor are discussed with the vendor and the Company’s other valuation advisors. Lastly, management selects a sample of investment securities and compares the values provided by its primary third party pricing service to the market values obtained from secondary sources and evaluates those with notable variances.
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
As of March 31, 2016, the Company estimated the discount rate at 5.93%, which represents an implied credit spread of 5.30% plus three-month LIBOR (0.63%). As of December 31, 2015, the Company estimated the discount rate at 5.67%, which was a 5.06% credit spread plus three-month LIBOR (0.61%).
The fair value of assets and liabilities measured at fair value on a recurring basis was determined using the following inputs as of the periods presented:

	Fair Value Measurements at the End of the Reporting Period Using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
	(in thousands)
March 31, 2016
Assets:
Measured at fair value
Residential MBS issued by GSEs	$—	$1,381	$—	$1,381
Available-for-sale
Collateralized debt obligations	$—	$—	$9,076	$9,076
Commercial MBS issued by GSEs	—	19,509	—	19,509
Corporate debt securities	—	13,364	—	13,364
CRA investments	35,089	—	—	35,089
Municipal obligations	—	343,033	—	343,033
Preferred stock	85,232	—	—	85,232
Private label commercial MBS	—	3,882	—	3,882
Private label residential MBS	—	343,727	—	343,727
Residential MBS issued by GSEs	—	1,135,576	—	1,135,576
Trust preferred securities	—	21,794	—	21,794
U.S. treasury securities	2,538	—	—	2,538
Total AFS securities	$122,859	$1,880,885	$9,076	$2,012,820
Loans - HFS	$—	$23,603	$—	$23,603
Derivative assets (1)	—	4,733	—	4,733
Liabilities:
Junior subordinated debt (2)	$—	$—	$45,716	$45,716
Derivative liabilities (1)	—	88,981	—	88,981

(1)
Derivative assets and liabilities relate to interest rate swaps, see "Note 9. Derivatives and Hedging Activities." In addition, the carrying value of loans includes a net positive value of $88,381 and the net carrying value of subordinated debt includes a net negative value of $4,733 as of March 31, 2016, which relates to the effective portion of the hedges put in place to mitigate against fluctuations in interest rates.

(2)	Includes only the portion of junior subordinated debt that is recorded at fair value at each reporting period pursuant to the election of FVO treatment.

	Fair Value Measurements at the End of the Reporting Period Using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
	(in thousands)
December 31, 2015
Assets:
Measured at fair value
Residential MBS issued by GSEs	$—	$1,481	$—	$1,481
Available-for-sale
Collateralized debt obligations	$—	$—	$10,060	$10,060
Commercial MBS issued by GSEs	—	19,114	—	19,114
Corporate debt securities	—	13,251	—	13,251
CRA investments	34,685	—	—	34,685
Municipal obligations	—	334,830	—	334,830
Preferred stock	111,236	—	—	111,236
Private label commercial MBS	—	4,691	—	4,691
Private label residential MBS	—	257,128	—	257,128
Residential MBS issued by GSEs	—	1,170,221	—	1,170,221
Trust preferred securities	—	24,314	—	24,314
U.S. treasury securities	2,993	—	—	2,993
Total AFS securities	$148,914	$1,823,549	$10,060	$1,982,523
Loans - HFS	$—	$23,809	$—	$23,809
Derivative assets (1)	$—	$3,569	$—	$3,569
Liabilities:
Junior subordinated debt (2)	$—	$—	$46,928	$46,928
Derivative liabilities (1)	—	64,785	—	64,785

(1)
Derivative assets and liabilities relate to interest rate swaps, see "Note 9. Derivatives and Hedging Activities." In addition, the carrying value of loans includes a positive value of $64,184 and the net carrying value of subordinated debt includes a net negative value of $3,569 as of December 31, 2015, which relates to the effective portion of the hedges put in place to mitigate against fluctuations in interest rates.

(2)	Includes only the portion of junior subordinated debt that is recorded at fair value at each reporting period pursuant to the election of FVO treatment.
For the three months ended March 31, 2016 and 2015, the change in Level 3 assets and liabilities measured at fair value on a recurring basis was as follows:

	Junior Subordinated Debt
	Three Months Ended March 31,
	2016	2015
	(in thousands)
Beginning balance	$(46,928)	$(40,437)
Transfers into Level 3	—	—
Total gains (losses) for the period
Included in other comprehensive income (1)	1,212	(309)
Ending balance	$(45,716)	$(40,746)
(1)     Due to the Company's election to early adopt an element of ASU 2016-01, changes in the fair value of junior subordinated debt are presented as part of OCI rather than earnings effective January 1, 2015. Accordingly, total losses are included in the other comprehensive income line, Unrealized gain (loss) on junior subordinated debt, which is net of tax. The above amount represents the gross loss from changes in fair value of junior subordinated debt.

	CDO Securities
	Three Months Ended March 31,
	2016	2015
	(in thousands)
Beginning balance	$10,060	$11,445
Transfers into Level 3	—	—
Total gains (losses) for the period
Included in other comprehensive income (1)	(984)	(925)
Ending balance	$9,076	$10,520

(1)	Total gains (losses) for the period are included in the other comprehensive income line, Unrealized gain (loss) on AFS securities.
For Level 3 liabilities and assets measured at fair value on a recurring basis as of March 31, 2016 and December 31, 2015, the significant unobservable inputs used in the fair value measurements were as follows:

	March 31, 2016	Valuation Technique	Significant Unobservable Inputs	Input Value
	(in thousands)
Junior subordinated debt	$45,716	Discounted cash flow	Implied credit rating of the Company	5.93%
CDO securities	9,076	S&P Model	Pricing indications from comparable securities

	December 31, 2015	Valuation Technique	Significant Unobservable Inputs	Input Value
	(in thousands)
Junior subordinated debt	$46,928	Discounted cash flow	Adjusted Corporate Bond over Treasury Index with comparable credit spread	5.67%
CDO securities	10,060	S&P Model	Pricing indications from comparable securities
The significant unobservable inputs used in the fair value measurement of the Company’s junior subordinated debt as of March 31, 2016 was the yield on the 20-year "BB" rated financial index over the corresponding swap index.
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
Fair value on a nonrecurring basis
Certain assets are measured at fair value on a nonrecurring basis. That is, the assets are not measured at fair value on an ongoing basis, but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). The following table presents such assets carried on the balance sheet by caption and by level within the ASC 825 hierarchy:

	Fair Value Measurements at the End of the Reporting Period Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Active Markets for Similar Assets (Level 2)	Unobservable Inputs (Level 3)
	(in thousands)
As of March 31, 2016:
Impaired loans with specific valuation allowance	$6,946	$—	$—	$6,946
Impaired loans without specific valuation allowance (1)	58,300	—	—	58,300
Other assets acquired through foreclosure	52,776	—	—	52,776
As of December 31, 2015:
Impaired loans with specific valuation allowance	$19,629	$—	$—	$19,629
Impaired loans without specific valuation allowance (1)	66,754	—	—	66,754
Other assets acquired through foreclosure	43,942	—	—	43,942

(1)	Excludes loan balances with charge-offs of $39.2 million and $37.8 million as of March 31, 2016 and December 31, 2015, respectively.

For Level 3 assets measured at fair value on a nonrecurring basis as of March 31, 2016 and December 31, 2015, the significant unobservable inputs used in the fair value measurements were as follows:

	March 31, 2016	Valuation Technique(s)		Significant Unobservable Inputs	Range
	(in thousands)
Impaired loans	65,246	Collateral method	Third party appraisal	Costs to sell	4.0% to 10.0%
		Discounted cash flow method	Discount rate	Contractual loan rate	4.0% to 7.0%
			Scheduled cash collections	Loss given default	0% to 20.0%
			Proceeds from non-real estate collateral	Loss given default	0% to 70.0%
Other assets acquired through foreclosure	52,776	Collateral method	Third party appraisal	Costs to sell	4.0% to 10.0%

	December 31, 2015	Valuation Technique(s)		Significant Unobservable Inputs	Range
	(in thousands)
Impaired loans	86,383	Collateral method	Third party appraisal	Costs to sell	4.0% to 10.0%
		Discounted cash flow method	Discount rate	Contractual loan rate	4.0% to 7.0%
			Scheduled cash collections	Loss given default	0% to 20.0%
			Proceeds from non-real estate collateral	Loss given default	0% to 70.0%
Other assets acquired through foreclosure	43,942	Collateral method	Third party appraisal	Costs to sell	4.0% to 10.0%
Impaired loans: The specific reserves for collateral dependent impaired loans are based on collateral value, net of estimated disposition costs and other identified quantitative inputs. Collateral value is determined based on independent third-party appraisals or internally-developed discounted cash flow analyses. Appraisals may utilize a single valuation approach or a combination of approaches, including comparable sales and the income approach. Fair value is determined, where possible, using market prices derived from an appraisal or evaluation, which are considered to be Level 2. However, certain assumptions and unobservable inputs are often used by the appraiser, therefore qualifying the assets as Level 3 in the fair value hierarchy. In addition, when adjustments are made to an appraised value to reflect various factors such as the age of the appraisal or known changes in the market or the collateral, such valuation inputs are considered unobservable and the fair value measurement is categorized as a Level 3 measurement. Internal discounted cash flow analyses are also utilized to estimate the fair value of impaired loans, which considers internally-developed, unobservable inputs such as discount rates, default rates, and loss severity.
Total Level 3 impaired loans had an estimated fair value of $65.2 million and 86.4 million at March 31, 2016 and December 31, 2015, respectively. Impaired loans with a specific valuation allowance had a gross estimated fair value of $9.6 million and $24.3 million at March 31, 2016 and December 31, 2015, respectively, which was reduced by a specific valuation allowance of $2.6 million and $4.7 million, respectively.
Other assets acquired through foreclosure: Other assets acquired through foreclosure consist of properties acquired as a result of, or in-lieu-of, foreclosure. These assets are initially reported at the fair value determined by independent third-party appraisals using appraised value less estimated cost to sell. Such properties are generally re-appraised every twelve months. There is risk for subsequent volatility. Costs relating to the development or improvement of the assets are capitalized and costs relating to holding the assets are charged to expense.
Fair value is determined, where possible, using market prices derived from an appraisal or evaluation, which are considered to be Level 2. However, certain assumptions and unobservable inputs are often used by the appraiser, therefore qualifying the assets as Level 3 in the fair value hierarchy. In addition, when significant adjustments are based on unobservable inputs, such as when a current appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the resulting fair value measurement has been categorized as a Level 3 measurement. The Company had $52.8 million and $43.9 million of such assets at March 31, 2016 and December 31, 2015, respectively.
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
For the three months ended March 31, 2016 and 2015, the Company determined that no securities experienced credit losses.
There is no OTTI balance recognized in comprehensive income as of March 31, 2016 and 2015.
FAIR VALUE OF FINANCIAL INSTRUMENTS
The estimated fair value of the Company’s financial instruments is as follows:

	March 31, 2016
	Carrying Amount	Fair Value
		Level 1	Level 2	Level 3	Total
	(in thousands)
Financial assets:
Investment securities:
HTM	$21,514	$—	$22,024	$—	$22,024
AFS	2,012,820	122,859	1,880,885	9,076	2,012,820
Trading	1,381	—	1,381	—	1,381
Derivative assets	4,733	—	4,733	—	4,733
Loans, net	11,122,236	—	10,866,374	65,246	10,931,620
Accrued interest receivable	48,488	—	48,488	—	48,488
Financial liabilities:
Deposits	$13,081,655	$—	$13,085,523	$—	$13,085,523
Customer repurchases	36,106	—	36,106	—	36,106
Qualifying debt	210,447	—	—	200,312	200,312
Derivative liabilities	88,981	—	88,981	—	88,981
Accrued interest payable	8,279	—	8,279	—	8,279

	December 31, 2015
	Carrying Amount	Fair Value
		Level 1	Level 2	Level 3	Total
	(in thousands)
Financial assets:
Investment securities:
AFS	$1,982,523	$148,914	$1,823,549	$10,060	$1,982,523
Trading	1,481	—	1,481	—	1,481
Derivative assets	3,569	—	3,569	—	3,569
Loans, net	11,017,595	—	10,766,826	86,383	10,853,209
Accrued interest receivable	54,445	—	54,445	—	54,445
Financial liabilities:
Deposits	$12,030,624	$—	$12,034,199	$—	$12,034,199
Customer repurchases	38,155	—	38,155	—	38,155
FHLB advances	150,000	—	150,000	—	150,000
Qualifying debt	210,328	—	—	207,437	207,437
Derivative liabilities	64,785	—	64,785	—	64,785
Accrued interest payable	13,626	—	13,626	—	13,626

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
Interest rate risk exposure is measured using interest rate sensitivity analysis to determine the Company's change in EVE and net interest income resulting from hypothetical changes in interest rates. If potential changes to EVE and net interest income resulting from hypothetical interest rate changes are not within the limits established by the BOD, the BOD may direct management to adjust the asset and liability mix to bring interest rate risk within BOD-approved limits. As of March 31, 2016, the Company’s interest rate risk profile was within BOD-approved limits.
WAB has an ALCO charged with managing interest rate risk within the BOD-approved limits. Limits are structured to prohibit an interest rate risk profile that does not conform to both management and BOD risk tolerances. There is also ALCO reporting at the Parent company level for reviewing interest rate risk for the Company, which gets reported to the BOD and the Finance and Investment Committee.
Fair value of commitments
The estimated fair value of standby letters of credit outstanding at March 31, 2016 and December 31, 2015 was insignificant. Loan commitments on which the committed interest rates were less than the current market rate were also insignificant at March 31, 2016 and December 31, 2015.
14. SEGMENTS
The Company's reportable segments are aggregated primarily based on geographic location, services offered, and markets served. In anticipation of the acquisition of a hotel franchise loan portfolio, which expands the size and scope of the Company's NBL reportable segment, management has reassessed the organization and management of its operating segments included in the NBL reportable segment. Accordingly, four reportable NBL segments are now presented separately.
The Company's regional segments, which include Arizona, Nevada, Southern California, and Northern California, provide full service banking and related services to their respective markets. The operations from the regional segments correspond to the following banking divisions: ABA in Arizona, BON and FIB in Nevada, TPB in Southern California, and Bridge in Northern California.
The Company's NBL segments, which include HOA Services, Public & Nonprofit Finance, Technology & Innovation, and Other NBLs, provide specialized banking services to niche markets. These NBLs are managed centrally and are broader in geographic scope than the Company's other segments, though still predominately located within the Company's core market areas. The operations from the HOA Services NBL correspond to the AAB division. Public & Nonprofit Finance consists of the operations of Public and Nonprofit Finance. The Technology & Innovation NBL includes Equity Fund Resources, Life Sciences Group, Renewable Resource Group, and Technology Finance. The Other NBLs segment consists of Corporate Finance, Mortgage Warehouse Lending, and Resort Finance.
The Corporate & Other segment consists of corporate-related items, income and expense items not allocated to the Company's other reportable segments, and inter-segment eliminations.
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
The following is a summary of selected operating segment information for the periods indicated:

		Regional Segments
Balance Sheet:	Consolidated Company	Arizona	Nevada	Southern California	Northern California
At March 31, 2016	(dollars in millions)
Assets:
Cash, cash equivalents, and investment securities	$3,130.9	$2.1	$9.8	$2.2	$3.1
Loans, net of deferred loan fees and costs	11,241.4	2,815.2	1,709.4	1,799.2	1,148.8
Less: allowance for credit losses	(119.2)	(29.9)	(18.1)	(19.1)	(12.2)
Total loans	11,122.2	2,785.3	1,691.3	1,780.1	1,136.6
Other assets acquired through foreclosure, net	52.8	7.2	21.3	—	0.2
Goodwill and other intangible assets, net	304.0	—	24.5	—	157.5
Other assets	638.1	48.5	61.3	14.9	14.1
Total assets	$15,248.0	$2,843.1	$1,808.2	$1,797.2	$1,311.5
Liabilities:
Deposits	$13,081.7	$3,183.7	$3,628.8	$2,056.5	$1,603.0
Borrowings and qualifying debt	210.6	—	—	—	—
Other liabilities	295.5	12.2	27.1	8.3	13.0
Total liabilities	13,587.8	3,195.9	3,655.9	2,064.8	1,616.0
Allocated equity:	1,660.2	317.1	246.9	197.8	289.8
Total liabilities and stockholders' equity	$15,248.0	$3,513.0	$3,902.8	$2,262.6	$1,905.8
Excess funds provided (used)	—	669.9	2,094.6	465.4	594.3

Income Statement:
Three Months Ended March 31, 2016:	(in thousands)
Net interest income (expense)	$145,711	$38,456	$32,575	$24,428	$23,195
Provision for (recovery of) credit losses	2,500	6,773	(813)	30	1,042
Net interest income (expense) after provision for credit losses	143,211	31,683	33,388	24,398	22,153
Non-interest income	13,133	3,681	2,059	660	2,426
Non-interest expense	(75,493)	(14,456)	(14,746)	(11,234)	(13,967)
Income (loss) before income taxes	80,851	20,908	20,701	13,824	10,612
Income tax expense (benefit)	19,519	8,202	7,245	5,813	4,463
Net income	$61,332	$12,706	$13,456	$8,011	$6,149

	National Business Lines
Balance Sheet:	HOA Services	Public & Nonprofit Finance	Technology & Innovation	Other National Business Lines	Corporate & Other
At March 31, 2016	(dollars in millions)
Assets:
Cash, cash equivalents, and investment securities	$—	$—	$—	$—	$3,113.7
Loans, net of deferred loan fees and costs	96.1	1,460.5	845.1	1,338.1	29.0
Less: allowance for credit losses	(1.0)	(15.5)	(9.0)	(14.2)	(0.2)
Total loans	95.1	1,445.0	836.1	1,323.9	28.8
Other assets acquired through foreclosure, net	—	—	—	—	24.1
Goodwill and other intangible assets, net	—	—	122.0	—	—
Other assets	0.2	10.0	3.1	11.5	474.5
Total assets	$95.3	$1,455.0	$961.2	$1,335.4	$3,641.1
Liabilities:
Deposits	$1,528.1	$—	$803.7	$—	$277.9
Borrowings and qualifying debt	—	—	—	—	210.6
Other liabilities	1.0	87.5	—	21.2	125.2
Total liabilities	1,529.1	87.5	803.7	21.2	613.7
Allocated equity:	39.7	87.5	205.9	110.1	165.4
Total liabilities and stockholders' equity	$1,568.8	$175.0	$1,009.6	$131.3	$779.1
Excess funds provided (used)	1,473.5	(1,280.0)	48.4	(1,204.1)	(2,862.0)

Income Statement:
Three Months Ended March 31, 2016:	(in thousands)
Net interest income (expense)	$8,632	$5,221	$16,309	$10,637	$(13,742)
Provision for (recovery of) credit losses	78	(369)	(1,165)	238	(3,314)
Net interest income (expense) after provision for credit losses	8,554	5,590	17,474	10,399	(10,428)
Non-interest income	105	(4)	1,637	635	1,934
Non-interest expense	(5,541)	(2,024)	(6,906)	(3,437)	(3,182)
Income (loss) before income taxes	3,118	3,562	12,205	7,597	(11,676)
Income tax expense (benefit)	1,169	1,336	4,577	2,849	(16,135)
Net income	$1,949	$2,226	$7,628	$4,748	$4,459

		Regional Segments
Balance Sheet:	Consolidated Company	Arizona	Nevada	Southern California	Northern California
At December 31, 2015	(dollars in millions)
Assets:
Cash, cash equivalents, and investment securities	$2,266.8	$2.3	$9.5	$2.4	$2.4
Loans, net of deferred loan fees and costs	11,136.7	2,811.7	1,737.2	1,761.9	1,188.4
Less: allowance for credit losses	(119.1)	(30.1)	(18.6)	(18.8)	(12.7)
Total loans	11,017.6	2,781.6	1,718.6	1,743.1	1,175.7
Other assets acquired through foreclosure, net	43.9	8.4	20.8	—	0.3
Goodwill and other intangible assets, net	305.4	—	24.8	—	158.2
Other assets	641.4	43.9	62.3	15.7	16.1
Total assets	$14,275.1	$2,836.2	$1,836.0	$1,761.2	$1,352.7
Liabilities:
Deposits	$12,030.6	$2,880.7	$3,382.8	$1,902.5	$1,541.1
Borrowings and qualifying debt	360.3	—	—	—	—
Other liabilities	292.7	12.2	29.0	7.8	11.2
Total liabilities	12,683.6	2,892.9	3,411.8	1,910.3	1,552.3
Allocated equity:	1,591.5	309.2	244.4	191.3	293.2
Total liabilities and stockholders' equity	$14,275.1	$3,202.1	$3,656.2	$2,101.6	$1,845.5
Excess funds provided (used)	—	365.9	1,820.2	340.4	492.8

Income Statement:
Three Months Ended March 31, 2015:	(in thousands)
Net interest income (expense)	$103,108	$28,985	$29,209	$22,490	$4,453
Provision for (recovery of) credit losses	700	(668)	349	(367)	(27)
Net interest income (expense) after provision for credit losses	102,408	29,653	28,860	22,857	4,480
Non-interest income	6,242	939	2,283	665	51
Non-interest expense	(54,033)	(14,761)	(14,474)	(11,621)	(2,017)
Income (loss) before income taxes	54,617	15,831	16,669	11,901	2,514
Income tax expense (benefit)	14,234	6,210	5,834	5,004	1,057
Net income	$40,383	$9,621	$10,835	$6,897	$1,457

	National Business Lines
Balance Sheet:	HOA Services	Public & Nonprofit Finance	Technology & Innovation	Other National Business Lines	Corporate & Other
At December 31, 2015	(dollars in millions)
Assets:
Cash, cash equivalents, and investment securities	$—	$—	$—	$—	$2,250.2
Loans, net of deferred loan fees and costs	88.4	1,458.9	770.3	1,280.3	39.6
Less: allowance for credit losses	(0.9)	(15.6)	(8.2)	(13.8)	(0.4)
Total loans	87.5	1,443.3	762.1	1,266.5	39.2
Other assets acquired through foreclosure, net	—	—	—	—	14.4
Goodwill and other intangible assets, net	—	—	122.4	—	—
Other assets	0.2	14.0	2.7	11.5	475.0
Total assets	$87.7	$1,457.3	$887.2	$1,278.0	$2,778.8
Liabilities:
Deposits	$1,291.9	$—	$842.5	$—	$189.1
Borrowings and qualifying debt	—	—	—	—	360.3
Other liabilities	0.5	63.8	—	40.8	127.4
Total liabilities	1,292.4	63.8	842.5	40.8	676.8
Allocated equity:	34.2	87.8	200.9	105.7	124.8
Total liabilities and stockholders' equity	$1,326.6	$151.6	$1,043.4	$146.5	$801.6
Excess funds provided (used)	1,238.9	(1,305.7)	156.2	(1,131.5)	(1,977.2)

Income Statement:
Three Months Ended March 31, 2015:	(in thousands)
Net interest income (expense)	$5,768	$4,581	$—	$12,961	$(5,339)
Provision for (recovery of) credit losses	70	637	—	701	5
Net interest income (expense) after provision for credit losses	5,698	3,944	—	12,260	(5,344)
Non-interest income	73	206	—	437	1,588
Non-interest expense	(4,370)	(1,253)	—	(3,655)	(1,882)
Income (loss) before income taxes	1,401	2,897	—	9,042	(5,638)
Income tax expense (benefit)	525	1,086	—	3,391	(8,873)
Net income	$876	$1,811	$—	$5,651	$3,235

15. MERGERS AND ACQUISITIONS

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
During the three months ended March 31, 2016, the Company identified $0.7 million in measurement period adjustments from the Bridge acquisition, primarily related to a reduction in accrued liabilities. Although further measurement period adjustments are not expected to be significant, the estimated fair value of tax related items and other liabilities are still preliminary and subject to additional measurement period adjustments through June 30, 2016.

The following table presents pro forma information as if the Bridge acquisition was completed on January 1, 2014. The pro forma information includes adjustments for interest income on loans and securities acquired, amortization of intangibles arising from the transaction and interest expense on deposits acquired. The pro forma information is not necessarily indicative of the results of operations as they would have been had the transactions been effected on the assumed date.

Three Months Ended March 31, 2015:
(in thousands, except per share amounts)
Interest income	132,423
Non-interest income	9,515
Net income available to common stockholders (1)	44,958
Earnings per share - basic	0.44
Earnings per share - diluted	0.44

(1)
Excludes acquisition / restructure related costs incurred by the Company and by Bridge of $0.2 million and $1.2 million, respectively, for the three months ended March 31, 2015, and related tax effects.

16. SUBSEQUENT EVENTS

On April 20, 2016, WAB completed its previously announced acquisition of a domestic select-service hotel franchise finance loan portfolio from GE Capital US Holdings, Inc. Under the terms of the Assets Purchase Agreement dated March 29, 2016, WAB acquired loans with an aggregate outstanding principal balance of approximately $1.34 billion and also assumed certain related assets and liabilities. WAB paid $1.28 billion for the loan portfolio, a $67.1 million discount to the aggregate unpaid principal balance.

Item 2.	Management's Discussions and Analysis of Financial Condition and Results of Operations.
This discussion is designed to provide insight into management's assessment of significant trends related to the Company's consolidated financial condition, results of operations, liquidity, capital resources, and interest rate sensitivity. This Quarterly Report on Form 10-Q should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2015 and the interim Unaudited Consolidated Financial Statements and Notes to Unaudited Consolidated Financial Statements hereto and financial information appearing elsewhere in this report. Unless the context requires otherwise, the terms "Company," "we," and "our" refer to Western Alliance Bancorporation and its wholly-owned subsidiaries on a consolidated basis.
Forward-Looking Information
Certain statements contained in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements. All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including statements that are related to or are dependent on estimates or assumptions relating to expectations, beliefs, projections, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts.
The forward-looking statements contained in this Form 10-Q reflect the Company's current views about future events and financial performance and involve certain risks, uncertainties, assumptions, and changes in circumstances that may cause the Company's actual results to differ significantly from historical results and those expressed in any forward-looking statement, including those risks discussed under the heading “Risk Factors” in this Form 10-Q. Risks and uncertainties include those set forth in the Company's filings with the SEC and the following factors that could cause actual results to differ materially from those presented: 1) financial market and economic conditions adversely effecting financial performance; 2) dependency on real estate and events that negatively impact real estate; 3) high concentration of commercial real estate, construction and land development, and commercial and industrial loans; 4) actual credit losses may exceed expected losses in the loan portfolio; 5) the geographic concentrations of the Company's assets increase the risks related to local economic conditions; 6) exposure of financial instruments to certain market risks may cause volatility in earnings; 7) dependence on low-cost deposits; 8) ability to borrow from the FHLB or the FRB; 9) perpetration of computer, internet, or telecommunications fraud; 10) information security breaches; 11) reliance on other companies' infrastructure; 12) a change in the Company's creditworthiness; 13) risks associated with the implementation of the Company's planned system conversion; 14) expansion strategies may not be successful; 15) the Company's ability to compete in a highly competitive market; 16) the Company's ability to recruit and retain qualified employees, especially seasoned relationship bankers and senior management; 17) inadequate or ineffective risk management policies, procedures, and internal controls; 18) risks associated with new lines of businesses or new products and services within existing lines of business; 19) the Company's ability to adapt to technological change; 20) exposure to natural disasters in markets that the Company operates; 21) risk of operating in a highly regulated industry and the Company's ability to remain in compliance; 22) failure to comply with state and federal banking agency laws and regulations; 23) changes in interest rates and increased rate competition; 24) exposure to environmental liabilities related to the properties to which the Company acquires title; and 25) risks related to ownership and price of the Company's common stock.
For more information regarding risks that may cause the Company's actual results to differ materially from any forward-looking statements, see “Risk Factors” in Item 1A of the Company's Annual Report on Form 10-K for the year ended December 31, 2015.
Financial Overview and Highlights
WAL is a bank holding company headquartered in Phoenix, Arizona, incorporated under the laws of the state of Delaware. WAL provides a full spectrum of deposit, lending, treasury management, and online banking products and services through its wholly-owned banking subsidiary, WAB.
WAB operates the following full-service banking divisions: ABA in Arizona, BON and FIB in Nevada, Bridge in Northern California, and TPB in Southern California. The Company also serves business customers through a national platform of specialized financial services including AAB, Corporate Finance, Equity Fund Resources, Life Sciences Group, Mortgage Warehouse Lending, Public and Nonprofit Finance, Renewable Resource Group, Resort Finance, and Technology Finance. In addition, the Company has one non-bank subsidiary, LVSP, which holds and manages certain non-performing loans and OREO.

Financial Result Highlights for the First Quarter of 2016

•	Net income of $61.3 million, compared to $40.2 million for the first quarter 2015

•	Diluted earnings per share of $0.60, compared to $0.45 per share for the first quarter 2015

•	Operating pre-provision net revenue of $82.1 million, up 50.5% from $54.5 million in the first quarter 2015[1]

•	Net interest margin of 4.58%, compared to 4.35% in the first quarter 2015

•
Net operating revenue of $157.8 million, constituting year-over-year growth of 45.1%, or $49.1 million. Operating non-interest expense of $75.8 million resulted in year-over-year growth of 39.8%, or $21.6 million

•	Efficiency ratio of 45.6% in the first quarter 2016, compared to 46.7% in the first quarter 2015[1]

•	Total loans of $11.24 billion, up $104.8 million from December 31, 2015

•	Total deposits of $13.08 billion, up $1.05 billion from December 31, 2015

•	Nonperforming assets (nonaccrual loans and repossessed assets) decreased to 0.57% of total assets, from 1.11% at March 31, 2015

•	Net loan charge-offs (annualized) to average loans outstanding of 0.08%, compared to net loan recoveries (annualized) to average loans outstanding 0.06% at March 31, 2015

•	Tangible common equity ratio of 9.1%, compared to 8.5% at March 31, 2015[1]

•	Stockholders' equity of $1.66 billion, an increase of $608.9 million from March 31, 2015

•	Tangible book value per share, net of tax, of $13.16, an increase of 22.8% from $10.72 at March 31, 2015[1]
The impact to the Company from these items, and others of both a positive and negative nature, are discussed in more detail below as they pertain to the Company’s overall comparative performance for the three months ended March 31, 2016. As a bank holding company, management focuses on key ratios in evaluating the Company's financial condition and results of operations.
1 See Non-GAAP Financial Measures section beginning on page 58.
Results of Operations and Financial Condition
A summary of the Company's results of operations, financial condition, and select metrics are included in the following tables:

	Three Months Ended March 31,
	2016	2015
	(in thousands, except per share amounts)
Net income available to common stockholders	$61,332	$40,207
Earnings per share applicable to common stockholders - basic	0.60	0.46
Earnings per share applicable to common stockholders - diluted	0.60	0.45
Net interest margin	4.58%	4.35%
Return on average assets	1.70	1.50
Return on average tangible common equity	18.43	17.30

	March 31, 2016	December 31, 2015
	(in thousands)
Total assets	$15,248,039	$14,275,089
Loans, net of deferred loan fees and costs	11,241,463	11,136,663
Total deposits	13,081,655	12,030,624

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

	March 31, 2016	December 31, 2015
	(in thousands)
Non-accrual loans	$33,802	$48,381
Non-performing assets	156,779	166,058
Non-accrual loans to gross loans	0.30%	0.44%
Net charge-offs (recoveries) to average loans (1)	0.08%	(0.06)%
(1)     Annualized for the three months ended March 31, 2016. Actual year-to-date for the year ended December 31, 2015.
Asset and Liability Growth
The Company’s assets and liabilities are comprised primarily of loans and deposits. Therefore, the ability to originate new loans and attract new deposits is fundamental to the Company’s growth. Total assets increased to $15.25 billion at March 31, 2016 from $14.28 billion at December 31, 2015. Total loans, including HFS loans, increased by $104.8 million to $11.24 billion as of March 31, 2016, compared to $11.14 billion as of December 31, 2015. Total deposits increased $1.05 billion, or 8.7%, to $13.08 billion as of March 31, 2016 from $12.03 billion as of December 31, 2015.
Subsequently Completed Acquisition
On April 20, 2016, WAB completed its previously announced acquisition of a domestic select-service hotel franchise finance loan portfolio from GE Capital US Holdings, Inc. Under the terms of the Assets Purchase Agreement dated March 29, 2016, WAB acquired loans with an aggregate outstanding principal balance of approximately $1.34 billion and also assumed certain related assets and liabilities. WAB paid $1.28 billion for the loan portfolio, a $67.1 million discount to the aggregate unpaid principal balance.
All loans acquired in this portfolio are performing and have a weighted average yield of 4.8%. The loans are spread among 39 states, with the largest concentrations of loans in Texas (18%), Georgia (10%), and Ohio (8%).
RESULTS OF OPERATIONS
The following table sets forth a summary financial overview for the comparable periods:

	Three Months Ended March 31,		Increase
	2016	2015	(Decrease)
	(in thousands, except per share amounts)
Consolidated Income Statement Data:
Interest income	$154,256	$110,962	$43,294
Interest expense	8,545	7,854	691
Net interest income	145,711	103,108	42,603
Provision for credit losses	2,500	700	1,800
Net interest income after provision for credit losses	143,211	102,408	40,803
Non-interest income	13,133	6,242	6,891
Non-interest expense	75,493	54,033	21,460
Income before income taxes	80,851	54,617	26,234
Income tax expense	19,519	14,234	5,285
Net income	$61,332	$40,383	$20,949
Earnings per share applicable to common stockholders - basic	$0.60	$0.46	$0.14
Earnings per share applicable to common stockholders - diluted	$0.60	$0.45	$0.15

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
Operating PPNR
Pre-provision net revenue is defined by the Federal Reserve in SR 14-3, which requires companies subject to the rule to project PPNR over the planning horizon for each of the economic scenarios defined annually by the regulators. Banking regulations define PPNR as net interest income plus non-interest income less non-interest expense. The guidance further states that any non-recurring or non-operational elements of non-interest income or non-interest expense are to be excluded which are outlined in the table below. Management feels that this is an important metric as it illustrates the underlying performance of the Company, it enables investors and others to assess the Company’s ability to generate capital to cover credit losses through the credit cycle, and provides consistent reporting with a key metric used by bank regulatory agencies.
The following table shows the components of operating PPNR for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
	2016	2015
	(in thousands)
Total non-interest income	$13,133	$6,242
Less:
Gain (loss) on sales of investment securities, net (1)	1,001	589
Unrealized gains (losses) on assets and liabilities measured at fair value, net (1)	(5)	—
Total operating non-interest income	12,137	5,653
Plus: net interest income	145,711	103,108
Net operating revenue	$157,848	$108,761
Total non-interest expense	$75,493	$54,033
Less:
Net (gain) loss on sales / valuations of repossessed and other assets (1)	(302)	(351)
Acquisition / restructure expense (1)	—	159
Total operating non-interest expense	$75,795	$54,225
Operating pre-provision net revenue (2)	$82,053	$54,536

(1)	The operating PPNR non-GAAP performance metric is adjusted to exclude the effects of this non-operational item.

(2)	There were no adjustments made for non-recurring items during the three months ended March 31, 2016 and 2015.

Tangible Common Equity
The following table presents financial measures related to tangible common equity. Tangible common equity represents total stockholders' equity, less identifiable intangible assets and goodwill. Management believes that tangible common equity financial measures are useful in evaluating the Company's capital strength, financial condition, and ability to manage potential losses. In addition, management believes that these measures improve comparability to other institutions that have not engaged in acquisitions that resulted in recorded goodwill and other intangible assets.

	March 31, 2016	December 31, 2015
	(dollars and shares in thousands)
Total stockholders' equity	$1,660,163	$1,591,502
Less: goodwill and intangible assets	303,962	305,354
Total tangible common equity	1,356,201	1,286,148
Plus: deferred tax - attributed to intangible assets	5,828	6,093
Total tangible common equity, net of tax	$1,362,029	$1,292,241

Total assets	$15,248,039	$14,275,089
Less: goodwill and intangible assets, net	303,962	305,354
Tangible assets	14,944,077	13,969,735
Plus: deferred tax - attributed to intangible assets	5,828	6,093
Total tangible assets, net of tax	$14,949,905	$13,975,828

Tangible equity ratio	9.1%	9.2%
Tangible common equity ratio	9.1	9.2
Common shares outstanding	103,514	103,087
Tangible book value per share, net of tax	$13.16	$12.54
Efficiency Ratio
The following table shows the components used in the calculation of the efficiency ratio, which management uses as a metric for assessing cost efficiency:

	Three Months Ended March 31,
	2016	2015
	(dollars in thousands)
Total operating non-interest expense	$75,795	$54,225

Divided by:
Total net interest income	$145,711	$103,108
Plus:
Tax equivalent interest adjustment	8,435	7,389
Operating non-interest income	12,137	5,653
Net operating revenue - TEB	$166,283	$116,150

Efficiency ratio - TEB	45.6%	46.7%

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

	March 31, 2016	December 31, 2015
	(dollars in thousands)
Allowance for credit losses	$119,227	$119,068
Plus: remaining credit marks
Acquired performing loans	9,646	12,154
Purchased credit impaired loans	6,760	8,491
Adjusted allowance for credit losses	$135,633	$139,713

Gross loans held for investment and deferred fees, net	$11,217,860	$11,112,854
Plus: remaining credit marks
Acquired performing loans	9,646	12,154
Purchased credit impaired loans	6,760	8,491
Adjusted loans, net of deferred fees and costs	$11,234,266	$11,133,499

Allowance for credit losses to gross loans	1.06%	1.07%
Allowance for credit losses to gross loans, adjusted for acquisition accounting	1.21%	1.25%

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

	March 31, 2016	December 31, 2015
	(dollars in thousands)
Common Equity Tier 1:
Common Equity	$1,660,163	$1,591,502
Less:
Non-qualifying goodwill and intangibles	294,458	293,487
Disallowed deferred tax asset	7,596	5,001
AOCI related adjustments	20,542	10,228
Unrealized gain on changes in fair value liabilities	9,862	6,309
Common Equity Tier 1 (regulatory)	$1,327,705	$1,276,477
Divided by: Risk-weighted assets (regulatory)	$13,426,265	$13,193,563
Common Equity Tier 1 ratio	9.9%	9.7%

Common Equity Tier 1 (regulatory)	$1,327,705	$1,276,477
Plus:
Trust preferred securities	81,500	81,500
Less:
Disallowed deferred tax asset	5,064	7,502
Unrealized gain on changes in fair value liabilities	6,574	9,464
Tier 1 capital	$1,397,567	$1,341,011

Total Capital:
Tier 1 capital (regulatory)	$1,397,567	$1,341,011
Plus:
Subordinated debt	134,570	140,097
Qualifying allowance for credit losses	119,227	119,068
Other	3,661	3,296
Less: Tier 2 qualifying capital deductions	—	—
Tier 2 capital	$257,458	$262,461

Total capital	$1,655,025	$1,603,472

Total capital ratio	12.3%	12.2%

Classified assets to Common Equity Tier 1 plus allowance for credit losses:
Classified assets	$187,929	$221,126
Divided by:
Common Equity Tier 1 (regulatory)	1,327,705	1,276,477
Plus: Allowance for credit losses	119,227	119,068
Total Common Equity Tier 1 plus allowance for credit losses	$1,446,932	$1,395,545

Classified assets to Common Equity Tier 1 plus allowance	13.0%	15.8%

Net Interest Margin
The net interest margin is reported on a TEB. A tax equivalent adjustment is added to reflect interest earned on certain municipal securities and loans that are exempt from federal income tax. The following tables set forth the average balances, interest income, interest expense, and average yield (on a fully TEB) for the periods indicated:

	Three Months Ended March 31,
	2016			2015
	Average Balance	Interest	Average Yield / Cost	Average Balance	Interest	Average Yield / Cost
	(dollars in thousands)
Interest earning assets
Commercial	$5,160,544	$60,925	5.24%	$3,587,709	$34,580	4.50%
Commercial real estate - non-owner occupied	2,272,443	30,953	5.45	2,046,612	27,831	5.44
Commercial real estate - owner occupied	2,061,370	26,186	5.08	1,799,577	22,567	5.02
Construction and land development	1,166,104	17,496	6.00	788,527	11,438	5.80
Residential real estate	311,510	3,509	4.51	295,830	3,544	4.79
Consumer	28,823	366	5.08	28,602	431	6.03
Loans held for sale	24,142	351	5.82	—	—	—
Total loans (1) (2) (3)	11,024,936	139,786	5.31	8,546,857	100,391	4.97
Securities - taxable (1)	1,568,353	9,337	2.38	1,095,508	6,292	2.30
Securities - tax-exempt	454,728	4,171	5.23	383,865	3,496	5.33
Total securities	2,023,081	13,508	3.02	1,479,373	9,788	3.09
Other	417,502	962	0.92	136,171	783	2.30
Total interest earning assets	13,465,519	154,256	4.83	10,162,401	110,962	4.66
Non-interest earning assets
Cash and due from banks	140,751			118,090
Allowance for credit losses	(121,533)			(110,997)
Bank owned life insurance	162,782			142,365
Other assets	822,625			450,108
Total assets	$14,470,144			$10,761,967
Interest-bearing liabilities
Interest-bearing deposits:
Interest-bearing transaction accounts	$1,091,886	$455	0.17%	$919,992	$394	0.17%
Savings and money market	5,333,905	4,034	0.30	3,909,414	2,776	0.28
Time certificates of deposit	1,561,496	1,754	0.45	1,935,493	1,976	0.41
Total interest-bearing deposits	7,987,287	6,243	0.31	6,764,899	5,146	0.30
Short-term borrowings	52,822	118	0.89	177,493	1,751	3.95
Long-term debt	—	—	—	201,990	516	1.02
Qualifying debt	199,438	2,184	4.38	40,440	441	4.36
Total interest-bearing liabilities	8,239,547	8,545	0.41	7,184,822	7,854	0.44
Non-interest-bearing liabilities
Non-interest-bearing demand deposits	4,350,132			2,369,850
Other liabilities	244,484			177,102
Stockholders’ equity	1,635,981			1,030,193
Total liabilities and stockholders' equity	$14,470,144			$10,761,967
Net interest income and margin (4)		$145,711	4.58%		$103,108	4.35%
Net interest spread (5)			4.42%			4.22%

(1)	Yields on loans and securities have been adjusted to a TEB. The taxable-equivalent adjustment was $8.4 million and $7.4 million for the three months ended March 31, 2016 and 2015, respectively.

(2)	Net loan fees of $10.2 million and $5.2 million are included in the yield computation for the three months ended March 31, 2016 and 2015, respectively.

(3)	Includes non-accrual loans.

(4)	Net interest margin is computed by dividing net interest income by total average earning assets.

(5)	Net interest spread represents average yield earned on interest-earning assets less the average rate paid on interest bearing liabilities.

	Three Months Ended March 31,
	2016 versus 2015
	Increase (Decrease) Due to Changes in (1)
	Volume	Rate	Total
	(in thousands)
Interest income:
Loans, HFI
Commercial	$18,569	$7,776	$26,345
Commercial real estate - non-owner occupied	3,076	46	3,122
Commercial real estate - owner occupied	3,326	293	3,619
Construction and land development	5,665	393	6,058
Residential real estate	177	(212)	(35)
Consumer	3	(69)	(66)
Loans held for sale	352	—	352
Total loans	$31,168	$8,227	$39,395
Securities
Securities - taxable	2,815	230	3,045
Securities - tax-exempt	650	25	675
Total securities	3,465	255	3,720
Other	648	(469)	179
Total interest income	35,281	8,013	43,294

Interest expense:
Interest bearing transaction accounts	72	(11)	61
Savings and money market	1,077	181	1,258
Time certificates of deposit	(420)	198	(222)
Short-term borrowings	(279)	(1,354)	(1,633)
Long-term debt	—	(516)	(516)
Qualifying debt	1,741	2	1,743
Total interest expense	2,191	(1,500)	691

Net increase (decrease)	$33,090	$9,513	$42,603

(1)	Changes due to both volume and rate have been allocated to volume changes.
Comparison of interest income, interest expense and net interest margin
The Company's primary source of revenue is interest income. For the three months ended March 31, 2016, interest income was $154.3 million, an increase of 39.0%, compared to $111.0 million for the three months ended March 31, 2015. This increase was primarily the result of a $2.48 billion increase in the average loan balance and an increase of 34 basis points in the average yield on loans, which drove a $39.4 million increase in loan interest income for the three months ended March 31, 2016. The Bridge acquisition on June 30, 2015 increased the Company's loan balance by $1.44 billion and also contributed $27.8 million to loan interest income during the current quarter.
For the three months ended March 31, 2016 and 2015, interest expense was $8.5 million and $7.9 million, respectively. Interest expense on deposits increased $1.1 million for the same period as average interest bearing deposits increased $1.22 billion. Interest expense on qualifying debt increased $1.7 million from the three months ended March 31, 2015 as the average qualifying debt balance increased $159.0 million due to the issuance of $150.0 million in subordinated debt during the second quarter 2015 and the junior subordinated debt assumed by the Company in the Bridge acquisition. These increases were offset by a decrease in interest expense on short-term and long-term borrowings of $2.1 million as a result of a $326.7 million decrease in average short-term and long-term borrowings for the three months ended March 31, 2016 compared to the same period in 2015.
For the three months ended March 31, 2016 and 2015, net interest income was $145.7 million and $103.1 million, respectively. The increase in net interest income reflects a $3.30 billion increase in average interest earning assets, offset by a $1.05 billion increase in average interest-bearing liabilities. The increase in net interest margin of 23 basis points was the result of an increase in the average loan balance and average yield on loans compared to the three months ended March 31, 2015.

Provision for Credit Losses
The provision for credit losses in each period is reflected as a reduction in earnings in that period. The provision is equal to the amount required to maintain the allowance for credit losses at a level that is adequate to absorb probable credit losses inherent in the loan portfolio. For the three months ended March 31, 2016, the provision for credit losses was $2.5 million, compared to $0.7 million for the three months ended March 31, 2015. The provision for the three months ended March 31, 2016 was primarily due to net loan charge-offs for the quarter. The Company may establish an additional allowance for credit losses for PCI loans through provision for credit losses when impairment is determined as a result of lower than expected cash flows. As of March 31, 2016 and December 31, 2015, the allowance for credit losses on PCI loans was $0.3 million and less than $0.1 million, respectively. For non-PCI loans, the allowance for credit losses was $1.9 million for each of the periods ended March 31, 2016 and December 31, 2015.
Non-interest Income
The following table presents a summary of non-interest income for the periods presented:

	Three Months Ended March 31,
	2016	2015	Increase (Decrease)
	(in thousands)
Service charges and fees	$4,466	$2,889	$1,577
Lending related income and gains (losses) on sale of loans, net	3,941	201	3,740
Card income	1,013	813	200
Gain (loss) on sales of investment securities, net	1,001	589	412
Income from bank owned life insurance	930	977	(47)
Other income	1,782	773	1,009
Total non-interest income	$13,133	$6,242	$6,891
Total non-interest income for the three months ended March 31, 2016 compared to 2015, increased by $6.9 million, or 110.4%. The increase was primarily due to service charges and fees, lending related income and gain (loss) on sale of loans, net, and other income. The increase in service charges and fees was due to the growth of the Company's deposit base, both organically and from the addition of Bridge, as well as the Company's continued focus on collection of service charges on customer accounts. Bridge contributed $1.4 million to total service charges and fees for the three months ended March 31, 2016. Lending related income and gain (loss) on sale of loans increased due to the inclusion of Bridge which contributed $0.8 million to lending related income and a non-recurring gain on sale of loans of $2.5 million. In addition, other income increased primarily due to foreign exchange income from Bridge operations of $0.9 million.

Non-interest Expense
The following table presents a summary of non-interest expense for the periods presented:

	Three Months Ended March 31,
	2016	2015	Increase (Decrease)
	(in thousands)
Salaries and employee benefits	$44,855	$32,541	$12,314
Occupancy	6,257	4,813	1,444
Legal, professional, and directors' fees	5,572	3,995	1,577
Data processing	4,561	3,126	1,435
Insurance	3,323	2,090	1,233
Loan and repossessed asset expenses	902	1,090	(188)
Card expense	887	474	413
Intangible amortization	697	281	416
Marketing	657	377	280
Net (gain) loss on sales / valuations of repossessed and other assets	(302)	(351)	49
Acquisition / restructure expense	—	159	(159)
Other expense	8,084	5,438	2,646
Total non-interest expense	$75,493	$54,033	$21,460
Total non-interest expense for the three months ended March 31, 2016 compared to 2015, increased $21.5 million, or 39.7%. This increase primarily related to salaries and employee benefits, legal, professional, and directors' fees, data processing, occupancy, and insurance. The rise in salaries and employee benefits was primarily attributable to the addition of Bridge employees as well as growth in staffing to support continued asset growth. The legal, professional, and directors' fees increase is attributable to professional services to support the continued growth of the Company in various initiatives and professional fees related to loans. Data processing increased due to the addition of Bridge and technology enhancement initiatives. The increase in occupancy related to the addition of Bridge offices, which increased rent expense, office utilities, and depreciation on premises and equipment.
Income Taxes
The effective tax rate for the three months ended March 31, 2016 was 24.14%, compared to 26.06% for the three months ended March 31, 2015. The decrease in the effective tax rate is primarily due to the inclusion of excess stock compensation benefits in income tax expense resulting from the early adoption of ASU 2016-09, Improvements to Employee Share-Based Payment Accounting.
Business Segment Results
The Company's reportable segments are aggregated primarily based on geographic location, services offered, and markets served. In anticipation of the acquisition of GE's hotel franchise loan portfolio, which expands the size and scope of the Company's NBL reportable segment, management has reassessed the organization and management of its operating segments included in the NBL reportable segment. Accordingly, four reportable NBL segments are now presented separately.
The Company's regional segments, which include Arizona, Nevada, Southern California, and Northern California, provide full service banking and related services to their respective markets. The Company's NBL segments, which include HOA services, Public & Nonprofit Finance, Technology & Innovation, and Other NBLs, provide specialized banking services to niche markets. These NBLs are managed centrally and are broader in geographic scope than our other segments, though still predominately located within our core market areas. The Corporate & Other segment consists of corporate-related items, income and expense items not allocated to our other reportable segments, and inter-segment eliminations.
The operating segments were as follows: Arizona, Nevada, Southern California, Northern California, HOA Services, Public & Nonprofit Finance, Technology & Innovation, Other NBLs, and Corporate & Other. The following tables present selected operating segment information for the periods presented:

		Regional Segments
	Consolidated Company	Arizona	Nevada	Southern California	Northern California
	(in millions)
At March 31, 2016
Loans, net of deferred loan fees and costs	11,241.4	2,815.2	1,709.4	1,799.2	1,148.8
Deposits	13,081.7	3,183.7	3,628.8	2,056.5	1,603.0

At December 31, 2015
Loans, net of deferred loan fees and costs	11,136.7	2,811.7	1,737.2	1,761.9	1,188.4
Deposits	12,030.6	2,880.7	3,382.8	1,902.5	1,541.1

	(in thousands)
Three Months Ended March 31, 2016:
Pre-tax income (loss)	80,851	20,908	20,701	13,824	10,612

Three Months Ended March 31, 2015:
Pre-tax income (loss)	54,617	15,831	16,669	11,901	2,514

	National Business Lines
	HOA Services	Public & Nonprofit Finance	Technology & Innovation	Other National Business Lines	Corporate & Other
	(in millions)
At March 31, 2016
Loans, net of deferred loan fees and costs	96.1	1,460.5	845.1	1,338.1	29.0
Deposits	1,528.1	—	803.7	—	277.9

At December 31, 2015
Loans, net of deferred loan fees and costs	88.4	1,458.9	770.3	1,280.3	39.6
Deposits	1,291.9	—	842.5	—	189.1

	(in thousands)
Three Months Ended March 31, 2016:
Pre-tax income (loss)	3,118	3,562	12,205	7,597	(11,676)

Three Months Ended March 31, 2015:
Pre-tax income (loss)	1,401	2,897	—	9,042	(5,638)
BALANCE SHEET ANALYSIS
Total assets increased $973.0 million, or 6.8%, to $15.25 billion at March 31, 2016, compared to $14.28 billion at December 31, 2015. The increase in assets primarily related to the increased cash position of the Company due to deposit growth in anticipation of the purchase of a hotel franchise finance loan portfolio.
Total liabilities increased $904.3 million, or 7.1%, to $13.59 billion at March 31, 2016, compared to $12.68 billion at December 31, 2015. The increase in liabilities was due to an increase in total deposits of $1.05 billion, or 8.7%, to $13.08 billion.
Total stockholders’ equity increased by $68.7 million, or 4.3%, to $1.66 billion at March 31, 2016, compared to $1.59 billion at December 31, 2015. The increase in stockholders' equity was due to net income for the three months ended March 31, 2016 and an increase in the fair value of the Company's AFS portfolio, which is recognized as part of AOCI.

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
The investment securities portfolio of the Company is utilized as collateral for borrowings, required collateral for public deposits, and customer repurchase agreements, and to manage liquidity, capital, and interest rate risk. The following table summarizes the carrying value of the investment securities portfolio for each of the periods below:

	March 31, 2016	December 31, 2015
	(in thousands)
Held-to-maturity
Tax-exempt bonds	$21,514	$—

Available-for-sale
Collateralized debt obligations	$9,076	$10,060
Commercial MBS issued by GSEs	19,509	19,114
Corporate debt securities	13,364	13,251
CRA investments	35,089	34,685
Municipal obligations	343,033	334,830
Preferred stock	85,232	111,236
Private label commercial MBS	3,882	4,691
Private label residential MBS	343,727	257,128
Residential MBS issued by GSEs	1,135,576	1,170,221
Trust preferred securities	21,794	24,314
U.S. treasury securities	2,538	2,993
Total AFS securities	$2,012,820	$1,982,523

Securities measured at fair value
Residential MBS issued by GSEs	$1,381	$1,481
The Company does not own any subprime MBS in its investment portfolio. The majority of its MBS are GSE issued. The remaining MBS not GSE issued consist of $303.9 million rated AAA, $36.6 million rated AA, $2.9 million rated A, $1.7 million rated BBB, and $2.6 million are non-investment grade.
Gross unrealized losses at March 31, 2016 are primarily caused by interest rate fluctuations, credit spread widening, and reduced liquidity in applicable markets. The Company has reviewed securities on which there is an unrealized loss in accordance with its accounting policy for OTTI securities described in "Note 2. Investment Securities" to the Consolidated Financial Statements contained herein. There were no impairment charges recorded during the three months ended March 31, 2016 and 2015.
The Company does not consider any securities to be other-than-temporarily impaired as of March 31, 2016 and December 31, 2015. However, the Company cannot guarantee that OTTI will not occur in future periods. At March 31, 2016, the Company had the intent and ability to retain its investments for a period of time sufficient to allow for any anticipated recovery in fair value.

Loans
The table below summarizes the distribution of the Company’s held for investment loan portfolio at the end of each of the periods indicated:

	March 31, 2016	December 31, 2015
	(in thousands)
Loans, held for investment
Commercial and industrial	$5,240,786	$5,114,257
Commercial real estate - non-owner occupied	2,290,969	2,283,536
Commercial real estate - owner occupied	2,032,328	2,083,285
Construction and land development	1,179,923	1,133,439
Residential real estate	302,398	322,939
Commercial leases	137,756	148,493
Consumer	33,700	26,905
Loans, net of deferred loan fees and costs	11,217,860	11,112,854
Allowance for credit losses	(119,227)	(119,068)
Total loans HFI	$11,098,633	$10,993,786
Net deferred loan fees and costs as of March 31, 2016 and December 31, 2015 total $19.8 million and $19.2 million, respectively, which is a reduction in the carrying value of loans. Net unamortized discounts on loans total $7.3 million and $8.2 million as of March 31, 2016 and December 31, 2015, respectively. Total loans held for investment are also net of interest rate and credit marks on acquired loans totaling $33.5 million and $40.5 million as of March 31, 2016 and December 31, 2015, respectively, which is a reduction in the carrying value of acquired loans.
As of March 31, 2016 and December 31, 2015, the Company also had $23.6 million and $23.8 million of HFS loans, respectively.
Concentrations of Lending Activities
The Company monitors concentrations within four broad categories: geography, industry, product, and collateral. The Company’s loan portfolio includes significant credit exposure to the CRE market. At each of the periods ended March 31, 2016 and December 31, 2015, CRE related loans accounted for approximately 49% of total loans. Substantially all of these loans are secured by first liens with an initial loan to value ratio of generally not more than 75%. Approximately 47% and 48% of these CRE loans, excluding construction and land loans, were owner-occupied at March 31, 2016 and December 31, 2015, respectively.
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
Total non-performing loans decreased by $18.1 million, or 14.8%, at March 31, 2016 to $104.0 million from $122.1 million at December 31, 2015.

	March 31, 2016	December 31, 2015
	(dollars in thousands)
Total non-accrual loans (1)	$33,802	$48,381
Loans past due 90 days or more on accrual status	4,488	3,028
Troubled debt restructured loans (2)	65,713	70,707
Total nonperforming loans	104,003	122,116
Other impaired loans	3,064	6,758
Total impaired loans	$107,067	$128,874
Other assets acquired through foreclosure, net	$52,776	$43,942
Non-accrual loans to gross loans held for investment	0.30%	0.44%
Loans past due 90 days or more on accrual status to gross loans held for investment	0.04	0.03

(1)	Includes non-accrual TDR loans of $14.1 million and $18.2 million as of March 31, 2016 and December 31, 2015, respectively.

(2)	Includes accruing TDR loans only.
Interest income received on non-accrual loans was $0.2 million and $0.7 million for the three months ended March 31, 2016 and 2015, respectively. The interest income that would have been recorded under the original terms of non-accrual loans was $0.4 million and $0.7 million for the three months ended March 31, 2016 and 2015, respectively.
The composition of non-accrual loans by loan type and by segment were as follows:

	March 31, 2016			December 31, 2015
	Non-accrual Balance	Percent of Non-Accrual Balance	Percent of Total HFI Loans	Non-accrual Balance	Percent of Non-Accrual Balance	Percent of Total HFI Loans
	(dollars in thousands)
Commercial and industrial	$13,350	39.49%	0.12%	$20,877	43.15%	0.19%
Commercial real estate	13,873	41.05	0.12	18,675	38.60	0.17
Construction and land development	2,285	6.76	0.02	2,309	4.77	0.02
Residential real estate	4,098	12.12	0.04	6,324	13.07	0.06
Consumer	196	0.58	0.00	196	0.41	—
Total non-accrual loans	$33,802	100.00%	0.30%	$48,381	100.00%	0.44%

	March 31, 2016		December 31, 2015
	Nonaccrual Loans	Percent of Segment's Total HFI Loans	Nonaccrual Loans	Percent of Segment's Total HFI Loans
	(dollars in thousands)
Regional Segments
Arizona	$4,800	0.17%	$10,596	0.38%
Nevada	11,856	0.69	8,010	0.46
Southern California	2,402	0.13	2,844	0.16
Northern California	6,373	0.57	1,590	0.14
Total Regional Segments	25,431	0.34	23,040	0.31
National Business Lines
HOA Services	—	—	—	—
Public & Nonprofit	—	—	—	—
Technology & Innovation	1,648	0.20	10,022	1.30
Other NBL	196	0.01	196	0.02
Total NBL	1,844	0.05	10,218	0.28
Corporate & Other	6,527	22.38	15,123	38.18
Total non-accrual loans	$33,802	0.30%	$48,381	0.44%

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
As of March 31, 2016 and December 31, 2015, the aggregate amount of loans classified as impaired was $107.1 million and $128.9, respectively, a net decrease of 16.9%. The total specific allowance for credit losses related to these loans was $2.6 million and $4.7 million at March 31, 2016 and December 31, 2015, respectively. The Company had $65.7 million and $70.7 million in loans classified as accruing restructured loan at March 31, 2016 and December 31, 2015, respectively.
Impaired loans by segment at March 31, 2016 and December 31, 2015 were as follows:

	March 31, 2016	December 31, 2015
	(in thousands)
Regional Segments
Arizona	$15,309	$22,400
Nevada	53,959	56,843
Southern California	2,737	3,181
Northern California	6,052	—
Total Regional Segments	78,057	82,424
National Business Lines
HOA	—	—
Public & Nonprofit	—	—
Technology & Innovation	1,648	10,022
Other NBL	196	196
Total NBL	1,844	10,218
Corporate & Other	27,166	36,232
Total impaired loans	$107,067	$128,874

The following tables present a breakdown of total impaired loans and the related specific reserves for the periods indicated:

	March 31, 2016
	Impaired Balance	Percent of Impaired Balance	Percent of Total HFI Loans	Reserve Balance	Percent of Reserve Balance	Percent of Total Allowance
	(dollars in thousands)
Commercial and industrial	$21,485	20.07%	0.19%	$1,422	54.07%	1.20%
Commercial real estate	52,447	48.98	0.47	1,133	43.08	0.95
Construction and land development	17,785	16.61	0.16	—	—	—
Residential real estate	15,031	14.04	0.13	74	2.81	0.06
Consumer	319	0.30	—	1	0.04	—
Total impaired loans	$107,067	100.00%	0.95%	$2,630	100.00%	2.21%

	December 31, 2015
	Impaired Balance	Percent of Impaired Balance	Percent of Total HFI Loans	Reserve Balance	Percent of Reserve Balance	Percent of Total Allowance
	(dollars in thousands)
Commercial and industrial	$29,409	22.82%	0.26%	$3,518	75.52%	2.95%
Commercial real estate	64,234	49.84	0.58	869	18.66	0.73
Construction and land development	18,322	14.22	0.17	—	—	—
Residential real estate	16,575	12.86	0.15	270	5.80	0.23
Consumer	334	0.26	—	1	0.02	—
Total impaired loans	$128,874	100.00%	1.16%	$4,658	100.00%	3.91%

Allowance for Credit Losses
The following table summarizes the activity in the Company's allowance for credit losses for the period indicated:

	Three Months Ended March 31,
	2016	2015
	(dollars in thousands)
Allowance for credit losses:
Balance at beginning of period	$119,068	$110,216
Provision charged to operating expense:
Commercial and industrial	5,890	3,562
Commercial real estate	(3,311)	(1,055)
Construction and land development	354	(716)
Residential real estate	(571)	(923)
Consumer	138	(168)
Total Provision	2,500	700
Recoveries of loans previously charged-off:
Commercial and industrial	(1,576)	(916)
Commercial real estate	(3,665)	(383)
Construction and land development	(95)	(157)
Residential real estate	(257)	(533)
Consumer	(67)	(40)
Total recoveries	(5,660)	(2,029)
Loans charged-off:
Commercial and industrial	7,491	393
Commercial real estate	410	—
Construction and land development	—	—
Residential real estate	26	400
Consumer	74	54
Total charged-off	8,001	847
Net charge-offs (recoveries)	2,341	(1,182)
Balance at end of period	$119,227	$112,098
Net charge-offs (recoveries) to average loans - annualized	0.08%	(0.06)%
Allowance for credit losses to gross loans	1.06	1.27
The following table summarizes the allocation of the allowance for credit losses by loan type. However, the allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

	Commercial and Industrial	Commercial Real Estate	Construction and Land Development	Residential Real Estate	Consumer	Total
	(dollars in thousands)
March 31, 2016
Allowance for Credit Losses	$71,156	$23,104	$19,425	$4,938	$604	$119,227
Percent of Total Allowance for Credit Losses	59.7%	19.4%	16.3%	4.1%	0.5%	100.0%
Percent of Gross Loans to Total Gross HFI Loans	48.0	38.5	10.5	2.7	0.3	100.0
December 31, 2015
Allowance for Credit Losses	$71,181	$23,160	$18,976	$5,278	$473	$119,068
Percent of Total Allowance for Credit Losses	59.8%	19.5%	15.9%	4.4%	0.4%	100.0%
Percent of Gross Loans to Total Gross HFI Loans	47.4	39.3	10.2	2.9	0.2	100.0
While the allowance for credit losses increased by $0.2 million from December 31, 2015, the allowance for credit losses to gross loans ratio decreased by 1 basis point from December 31, 2015 due to factors including loan mix and other qualitative and quantitative factors. See "Non-GAAP Financial Measures" in "Item 2. Management's Discussion and Analysis of Financial

Condition and Results of Operations" for an allowance for credit losses to gross loans ratio that has been adjusted for acquisition accounting.
Problem Loans
The Company classifies loans consistent with federal banking regulations using a nine category grading system. These loan grades are described in further detail in "Item 1. Business” of the Company's Annual Report on Form 10-K for the year ended December 31, 2015. The following table presents information regarding potential and actual problem loans, consisting of loans graded Special Mention, Substandard, Doubtful, and Loss, but still performing, and excluding acquired loans:

	March 31, 2016
	Number of Loans	Loan Balance	Percent of Loan Balance	Percent of Total HFI Loan Balance
	(dollars in thousands)
Commercial and industrial	94	$57,407	48.92%	0.51%
Commercial real estate	50	36,107	30.76	0.32
Construction and land development	3	17,761	15.13	0.16
Residential real estate	15	5,866	5.00	0.06
Consumer	9	228	0.19	—
Total	171	$117,369	100.00%	1.05%

	December 31, 2015
	Number of Loans	Loan Balance	Percent of Loan Balance	Percent of Total HFI Loan Balance
	(dollars in thousands)
Commercial and industrial	90	$80,011	55.69%	0.72%
Commercial real estate	50	40,345	28.08	0.36
Construction and land development	3	17,734	12.34	0.16
Residential real estate	12	5,309	3.70	0.05
Consumer	8	271	0.19	—
Total	163	$143,670	100.00%	1.29%

Other Assets Acquired Through Foreclosure
The following table represents the changes in other assets acquired through foreclosure:

	Three Months Ended March 31,
	2016
	Gross Balance	Valuation Allowance	Net Balance
	(in thousands)
Balance, beginning of period	$52,984	$(9,042)	$43,942
Transfers to other assets acquired through foreclosure, net	10,638	—	10,638
Proceeds from sale of other real estate owned and repossessed assets, net	(2,436)	295	(2,141)
Valuation adjustments, net	—	177	177
Gains, net (1)	160	—	160
Balance, end of period	$61,346	$(8,570)	$52,776

	Three Months Ended March 31,
	2015
Balance, beginning of period	$71,421	$(14,271)	$57,150
Transfers to other assets acquired through foreclosure, net	7,720	—	7,720
Proceeds from sale of other real estate owned and repossessed assets, net	(2,288)	848	(1,440)
Valuation adjustments, net	—	(786)	(786)
Gains, net (1)	1,115	—	1,115
Balance, end of period	$77,968	$(14,209)	$63,759

(1)	Includes net gains related to initial transfers to other assets of zero and $0.6 million during the three months ended March 31, 2016 and 2015, respectively, pursuant to accounting guidance.
Other assets acquired through foreclosure consist primarily of properties acquired as a result of, or in-lieu-of, foreclosure. OREO and other repossessed property are reported at the lower of carrying value or fair value less estimated costs to sell the property. Costs relating to the development or improvement of the assets are capitalized and costs relating to holding the assets are charged to expense. The Company had $52.8 million, $43.9 million, and $63.8 million of such assets at March 31, 2016, December 31, 2015, and March 31, 2015, respectively.
At March 31, 2016, the Company held 37 OREO properties, compared to 39 at December 31, 2015, and 68 at March 31, 2015.
Goodwill and Other Intangible Assets
Goodwill represents the excess consideration paid for net assets acquired in a business combination over their fair value. Goodwill and other intangible assets acquired in a business combination that are determined to have an indefinite useful life are not subject to amortization, but are subsequently evaluated for impairment at least annually. The Company has goodwill of $288.9 million and intangible assets totaling $15.0 million at March 31, 2016, which have been allocated to the Nevada, Northern California, and NBL operating segments.
The Company performs its annual goodwill and intangibles impairment tests as of October 1 each year, or more often if events or circumstances indicate that the carrying value may not be recoverable. During the three months ended March 31, 2016 and 2015, and there were no events or circumstances that indicated an interim impairment test of goodwill or other intangible assets was necessary.
During the three months ended March 31, 2016, the Company identified $0.7 million in measurement period adjustments from the Bridge acquisition, primarily related to a reduction in accrued liabilities. Although further measurement period adjustments are not expected to be significant, the estimated fair value of tax related items and other liabilities are still preliminary and subject to additional measurement period adjustments through June 30, 2016.

Deferred Tax Assets
For the three months ended March 31, 2016, the net deferred tax assets decreased $12.4 million to $74.0 million. This overall decrease in the net deferred tax asset was primarily the result of decreases to deferred tax assets from a change in the fair market value of junior subordinated debt and AFS securities, vesting of stock-based compensation awards, and fair market value adjustments related to acquired loans.
As of March 31, 2016 and December 31, 2015, the Company did not have a deferred tax valuation allowance.
Deposits
Deposits are the primary source for funding the Company's asset growth. Total deposits increased to $13.08 billion at March 31, 2016, from $12.03 billion at December 31, 2015, an increase of $1.05 billion, or 8.7%. Non-interest-bearing demand deposits increased by $541.2 million from December 31, 2015. Savings and money market deposits increased $354.0 million from December 31, 2015.
WAB is a member of Promontory, a network that offers deposit placement services such as CDARS and ICS, which offer products that qualify large deposits for FDIC insurance. At March 31, 2016, the Company had $498.6 million of CDARS deposits and $750.4 million of ICS deposits, compared to $517.5 million of CDARS deposits and $714.4 million of ICS deposits at December 31, 2015. At March 31, 2016 and December 31, 2015, the Company also had $269.4 million and $178.8 million, respectively, of wholesale brokered deposits. There was also $432.6 million and $365.6 million of additional deposits as of March 31, 2016 and December 31, 2015, respectively, that the Company considers core deposits, but which are classified as brokered deposits for regulatory reporting purposes.
The average balances and weighted average rates paid on deposits are presented below:

	Three Months Ended March 31,
	2016		2015
	Average Balance	Rate	Average Balance	Rate
	(dollars in thousands)
Interest checking (NOW)	$1,091,886	0.17%	$919,992	0.17%
Savings and money market	5,333,905	0.30	3,909,414	0.28
Time certificates of deposit	1,561,496	0.45	1,935,493	0.41
Total interest-bearing deposits	7,987,287	0.31	6,764,899	0.30
Non-interest-bearing demand deposits	4,350,132	—	2,369,850	—
Total deposits	$12,337,419	0.20%	$9,134,749	0.23%
Other Borrowings
The Company from time to time utilizes short-term borrowed funds to support short-term liquidity needs generally created by increased loan demand. The majority of these short-term borrowed funds consist of advances from the FHLB and customer repurchase agreements. The Company’s borrowing capacity with the FHLB is determined based on collateral pledged, generally consisting of securities and loans. In addition, the Company has borrowing capacity from other sources, collateralized by securities, including securities sold under agreements to repurchase, which are reflected at the amount of cash received in connection with the transaction, and may require additional collateral based on the fair value of the underlying securities. At March 31, 2016, total short-term borrowed funds consisted of customer repurchase agreements of $36.1 million and federal funds purchased of $0.2 million. At December 31, 2015, total short-term borrowed funds consisted of customer repurchase agreements of $38.2 million and FHLB advances of $150.0 million.
Qualifying Debt
At March 31, 2016, total qualifying debt consisted of $153.2 million of subordinated debt and junior subordinated debt of $57.2 million, inclusive of issuance costs and fair market value adjustments, respectively. At December 31, 2015, qualifying debt consisted of subordinated debt of $152.0 million and junior subordinated debt of $58.4 million.

Critical Accounting Policies
Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties and could potentially result in materially different results under different assumptions and conditions. The critical accounting policies upon which the Company's financial condition and results of operations depend, and which involve the most complex subjective decisions or assessments, are included in the discussion entitled "Critical Accounting Policies" in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations," in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2015, and all amendments thereto, as filed with the SEC. There were no material changes to the critical accounting policies disclosed in the Annual Report on Form 10-K.
Liquidity
Liquidity is the ongoing ability to accommodate liability maturities and deposit withdrawals, fund asset growth and business operations, and meet contractual obligations through unconstrained access to funding at reasonable market rates. Liquidity management involves forecasting funding requirements and maintaining sufficient capacity to meet the needs and accommodate fluctuations in asset and liability levels due to changes in the Company's business operations or unanticipated events.
The ability to have readily available funds sufficient to repay fully maturing liabilities is of primary importance to depositors, creditors, and regulators. The Company's liquidity, represented by cash and amounts due from banks, federal funds sold, and non-pledged marketable securities, is a result of its operating, investing, and financing activities and related cash flows. In order to ensure funds are available when necessary, on at least a quarterly basis, the Company projects the amount of funds that will be required over a twelve month period and it also strives to maintain relationships with a diversified customer base. Liquidity requirements can also be met through short-term borrowings or the disposition of short-term assets.
The following table presents the available and outstanding balances of the Company's lines of credit:

	March 31, 2016
	Available Balance	Outstanding Balance
	(in millions)
Unsecured fed funds credit lines at correspondent banks	$100.0	$0.2
Other lines with correspondent banks:
Secured other lines with correspondent banks	25.0	—
Unsecured other lines with correspondent banks	45.0	—
Total other lines with correspondent banks	$70.0	$—
In addition to lines of credit, the Company has borrowing capacity with the FHLB and FRB from pledged loans and securities. The borrowing capacity, outstanding borrowings, and available credit as of March 31, 2016 are presented in the following table:

March 31, 2016
(in millions)
FHLB:
Borrowing capacity	$1,967.2
Outstanding borrowings	—
Letters of credit	468.3
Total available credit	$1,498.9

FRB:
Borrowing capacity	$1,258.5
Outstanding borrowings	—
Total available credit	$1,258.5
The Company has a formal liquidity policy and, in the opinion of management, its liquid assets are considered adequate to meet cash flow needs for loan funding and deposit cash withdrawals for the next 90-120 days. At March 31, 2016, there was $2.20 billion in liquid assets, comprised of $1.03 billion in cash, cash equivalents, and money market investments and $1.17 billion in unpledged marketable securities. At December 31, 2015, the Company maintained $1.26 billion in liquid assets, comprised of $224.8 million of cash, cash equivalents, and money market investments, and $1.04 billion of unpledged marketable securities.
The Parent maintains liquidity that would be sufficient to fund its operations and certain non-bank affiliate operations for an extended period should funding from normal sources be disrupted. Since deposits are taken by WAB and not by the Parent, Parent liquidity is not dependent on the bank's deposit balances. In the Company's analysis of Parent liquidity, it is assumed that the Parent is unable to generate funds from additional debt or equity issuances, receives no dividend income from subsidiaries and does not pay dividends to stockholders, while continuing to make nondiscretionary payments needed to maintain operations and repayment of contractual principal and interest payments owed by the Parent and affiliated companies. Under this scenario, the amount of time the Parent and its non-bank subsidiary can operate and meet all obligations before the current liquid assets are exhausted is considered as part of the Parent liquidity analysis. Management believes the Parent maintains adequate liquidity capacity to operate without additional funding from new sources for over twelve months.
WAB maintains sufficient funding capacity to address large increases in funding requirements, such as deposit outflows. This capacity is comprised of liquidity derived from a reduction in asset levels and various secured funding sources. On a long-term basis, the Company’s liquidity will be met by changing the relative distribution of its asset portfolios (for example, by reducing investment or loan volumes, or selling or encumbering assets). Further, the Company can increase liquidity by soliciting higher levels of deposit accounts through promotional activities and/or borrowing from correspondent banks, the FHLB of San Francisco, and the FRB. At March 31, 2016, the Company's long-term liquidity needs primarily relate to funds required to support loan originations, commitments, and deposit withdrawals, which can be met by cash flows from investment payments and maturities, and investment sales, if necessary.
The Company’s liquidity is comprised of three primary classifications: 1) cash flows provided by operating activities; 2) cash flows used in investing activities; and 3) cash flows provided by financing activities. Net cash provided by or used in operating activities consists primarily of net income, adjusted for changes in certain other asset and liability accounts and certain non-cash income and expense items, such as the provision for credit losses, investment and other amortization and depreciation. For the three months ended March 31, 2016, and 2015, net cash provided by operating activities was $71.3 million and $72.6 million respectively.
The Company's primary investing activities are the origination of real estate and commercial loans, the collection of repayments of these loans, and the purchase and sale of securities. The Company's net cash provided by and used in investing activities has been primarily influenced by its loan and securities activities. The net increase in loans for the three months ended March 31, 2016 and 2015 was $105.4 million and $440.4 million, respectively. There was a net increase in investment securities for the three months ended March 31, 2016 of $36.5 million, compared to a net decrease of $130.3 million for the three months ended March 31, 2015
Net cash provided by financing activities has been impacted significantly by increased deposit levels. During the three months ended March 31, 2016 and 2015, net deposits increased $1.05 billion and $731.4 million, respectively.
Fluctuations in core deposit levels may increase the Company's need for liquidity as certificates of deposit mature or are withdrawn before maturity, and as non-maturity deposits, such as checking and savings account balances, are withdrawn. Additionally, the Company is exposed to the risk that customers with large deposit balances will withdraw all or a portion of such deposits, due in part to the FDIC limitations on the amount of insurance coverage provided to depositors. To mitigate the uninsured deposit risk, the Company has joined the CDARS and ICS programs, which allow an individual customer to invest up to $50.0 million and $110.0 million, respectively, through one participating financial institution or, a combined total of $150.0 million per individual customer, with the entire amount being covered by FDIC insurance. As of March 31, 2016, the Company had $498.6 million of CDARS and $750.4 million of ICS deposits.
As of March 31, 2016, the Company had $269.4 million of wholesale brokered deposits outstanding. Brokered deposits are generally considered to be deposits that have been received from a third party who is engaged in the business of placing deposits on behalf of others. A traditional deposit broker will direct deposits to the banking institution offering the highest interest rate available. Federal banking laws and regulations place restrictions on depository institutions regarding brokered deposits because of the general concern that these deposits are not relationship based and are at a greater risk of being withdrawn and placed on deposit at another institution offering a higher interest rate, thus posing liquidity risk for institutions that gather brokered deposits in significant amounts. There was also $432.6 million and $365.6 million of additional deposits as of March 31, 2016 and December 31, 2015, respectively, that the Company considers core deposits, but which are classified as brokered deposits for regulatory reporting purposes.
Federal and state banking regulations place certain restrictions on dividends paid. The total amount of dividends which may be paid at any date is generally limited to the retained earnings of the bank. Dividends paid by WAB to the Parent would be prohibited if the effect thereof would cause the bank’s capital to be reduced below applicable minimum capital requirements. During the three months ended March 31, 2016, the Parent contributed $20.0 million to WAB and $24.0 million to LVSP.
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
As of March 31, 2016 and December 31, 2015, the Company and the Bank exceeded the capital levels necessary to be classified as well-capitalized, as defined by the banking agencies. The actual capital amounts and ratios for the Company and the Bank are presented in the following tables as of the periods indicated:

	Total Capital	Tier 1 Capital	Risk-Weighted Assets	Tangible Average Assets	Total Capital Ratio	Tier 1 Capital Ratio	Tier 1 Leverage Ratio	Common Equity Tier 1
	(dollars in thousands)
March 31, 2016
WAL	$1,655,025	$1,397,567	$13,426,265	$14,139,580	12.3%	10.4%	9.9%	9.9%
WAB	1,560,225	1,287,923	13,340,629	14,025,515	11.7	9.7	9.2	9.7
Well-capitalized ratios					10.0	8.0	5.0	6.5
Minimum capital ratios					8.0	6.0	4.0	4.5
December 31, 2015
WAL	$1,603,472	$1,341,011	$13,193,563	$13,683,148	12.2%	10.2%	9.8%	9.7%
WAB	$1,485,070	$1,213,304	$13,073,394	$13,561,251	11.4%	9.3%	9.0%	9.3
Well-capitalized ratios					10.0	8.0	5.0	6.5
Minimum capital ratios					8.0	6.0	4.0	4.5

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.
Market risk is the risk of loss in a financial instrument arising from adverse changes in market prices and rates, foreign currency exchange rates, commodity prices, and equity prices. The Company's market risk arises primarily from interest rate risk inherent in its lending, investing, and deposit taking activities. To that end, management actively monitors and manages the Company's interest rate risk exposure. The Company generally manages its interest rate sensitivity by evaluating re-pricing opportunities on its earning assets to those on its funding liabilities.
Management uses various asset/liability strategies to manage the re-pricing characteristics of the Company's assets and liabilities, all of which are designed to ensure that exposure to interest rate fluctuations is limited to within the Company's guidelines of acceptable levels of risk-taking. Hedging strategies, including the terms and pricing of loans and deposits and management of the deployment of its securities, are used to reduce mismatches in interest rate re-pricing opportunities of portfolio assets and their funding sources.
Interest rate risk is addressed by the ALCO, which includes members of executive management, finance, and operations. ALCO monitors interest rate risk by analyzing the potential impact on the net EVE and net interest income from potential changes in interest rates and considers the impact of alternative strategies or changes in balance sheet structure. The Company manages its balance sheet in part to maintain the potential impact on EVE and net interest income within acceptable ranges despite changes in interest rates.
The Company's exposure to interest rate risk is reviewed at least quarterly by the ALCO. Interest rate risk exposure is measured using interest rate sensitivity analysis to determine its change in both EVE and net interest income in the event of hypothetical changes in interest rates. If potential changes to EVE and net interest income resulting from hypothetical interest rate changes are not within the limits established by the Bank’s BOD, the BOD may direct management to adjust the asset and liability mix to bring interest rate risk within Board-approved limits.
Net Interest Income Simulation. In order to measure interest rate risk at March 31, 2016, the Company used a simulation model to project changes in net interest income that result from forecasted changes in interest rates. This analysis calculates the difference between a baseline net interest income forecast using current yield curves that do not take into consideration any future anticipated rate hikes, compared to forecasted net income resulting from an immediate parallel shift in rates upward or downward, along with other scenarios directed by ALCO. The income simulation model includes various assumptions regarding the re-pricing relationships for each of the Company's products. Many of the Company's assets are floating rate loans, which are assumed to re-price immediately and, proportional to the change in market rates, depending on their contracted index. Some loans and investments contain contractual prepayment features (embedded options) and, accordingly, the simulation model incorporates prepayment assumptions. The Company's non-term deposit products re-price more slowly, usually changing less than the change in market rates and at the Company's discretion.
This analysis indicates the impact of changes in net interest income for the given set of rate changes and assumptions. It assumes the balance sheet remains static and that its structure does not change over the course of the year. It does not account for all factors that could impact the Company's results, including changes by management to mitigate interest rate changes or secondary factors such as changes to the Company's credit risk profile as interest rates change.
Furthermore, loan prepayment rate estimates and spread relationships change regularly. Interest rate changes create changes in actual loan prepayment speeds that will differ from the market estimates incorporated in this analysis. Changes that vary significantly from the modeled assumptions may have significant effects on the Company's actual net interest income.

This simulation model assesses the changes in net interest income that would occur in response to an instantaneous and sustained increase or decrease (shock) in market interest rates. At March 31, 2016, the Company's net interest income exposure for the next twelve months related to these hypothetical changes in market interest rates was within the Company's current guidelines.
Sensitivity of Net Interest Income

	Interest Rate Scenario (change in basis points from Base)
	Down 100	Base	Up 100	Up 200	Up 300	Up 400
	(in thousands)
Interest Income	$614,013	$624,362	$693,235	$766,854	$842,770	$919,073
Interest Expense	38,144	38,202	72,983	107,768	142,556	177,349
Net Interest Income	575,869	586,160	620,252	659,086	700,214	741,724
% Change	(1.8)%		5.8%	12.4%	19.5%	26.5%
Economic Value of Equity. The Company measures the impact of market interest rate changes on the NPV of estimated cash flows from its assets, liabilities, and off-balance sheet items, defined as EVE, using a simulation model. This simulation model, which includes Bridge, assesses the changes in the market value of interest rate sensitive financial instruments that would occur in response to an instantaneous and sustained increase or decrease (shock) in market interest rates.
At March 31, 2016, the Company's EVE exposure related to these hypothetical changes in market interest rates was within the Company's current guidelines. The following table shows the Company's projected change in EVE for this set of rate shocks at March 31, 2016:
Economic Value of Equity

	Interest Rate Scenario (change in basis points from Base)
	Down 100	Base	Up 100	Up 200	Up 300	Up 400
	(in thousands)
Assets	$15,431,358	$15,282,265	$15,021,502	$14,764,567	$14,521,172	$14,288,009
Liabilities	12,847,176	12,483,566	12,165,983	11,881,471	11,619,180	11,376,821
Net Present Value	2,584,182	2,798,699	2,855,519	2,883,096	2,901,992	2,911,188
% Change	(7.7)%		2.0%	3.0%	3.7%	4.0%
The computation of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, asset prepayments, and deposit decay, and should not be relied upon as indicative of actual results. Further, the computations do not contemplate any actions the Company may undertake in response to changes in interest rates. Actual amounts may differ from the projections set forth above should market conditions vary from the underlying assumptions.
Derivative Contracts. In the normal course of business, the Company uses derivative instruments to meet the needs of its customers and manage exposure to fluctuations in interest rates. The following table summarizes the aggregate notional amounts, market values, and terms of the Company’s derivative positions as of March 31, 2016 and December 31, 2015:
Outstanding Derivatives Positions

March 31, 2016			December 31, 2015
Notional	Net Value	Weighted Average Term (Years)	Notional	Net Value	Weighted Average Term (Years)
(dollars in thousands)
$797,304	$(84,248)	14.2	$800,478	$(61,216)	14.5

Item 4.	Controls and Procedures.
Evaluation of Disclosure Controls
Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, the CEO and CFO have concluded that the disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act, as amended, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Additionally, the Company's disclosure controls and procedures were also effective in ensuring that information required to be disclosed by the Company in the reports it files or is subject to under the Exchange Act is accumulated and communicated to the Company's management, including the CEO and CFO, to allow timely decisions regarding required disclosures.
Changes in Internal Control over Financial Reporting
There have not been any changes in the Company's internal control over financial reporting during the quarter ended March 31, 2016, which have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.
There are no material pending legal proceedings to which the Company is a party or to which any of its properties are subject. There are no material proceedings known to the Company to be contemplated by any governmental authority. From time to time, the Company is involved in a variety of litigation matters in the ordinary course of business and anticipates that the Company will become involved in new litigation matters in the future.

Item 1A.	Risk Factors.
There have not been any material changes to the risk factors previously disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2015.

Item 5.	Other Information.
Not applicable.

Item 6.	Exhibits.
EXHIBITS

2.1
Asset Purchase Agreement, dated March 29, 2016, between Western Alliance Bank and GE Capital US Holdings, Inc. (incorporated by reference to Exhibit 2.1 to Western Alliance's Form 8-K filed with the SEC on April 21, 2016).

3.1
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

3.3	Amended and Restated Bylaws of Western Alliance, effective as of May 19, 2015 (incorporated by reference to Exhibit 3.2 of Western Alliance's Form 8-K filed with the SEC on May 22, 2015).

4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 of Western Alliance’s Form 8-K filed with the SEC on June 3, 2014).

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

4.6	Form of Senior Debt Indenture (incorporated by reference to Exhibit 4.2 of Western Alliance's Form S-3 filed with the SEC on May 7, 2015).

4.7	Form of Subordinated Debt Indenture (incorporated by reference to Exhibit 4.3 of Western Alliance's Form S-3 filed with the SEC on May 7, 2015).

4.8	Form of 5.00% Fixed to Floating Rate Subordinated Bank Note due July 15, 2025 (incorporated by reference to Exhibit 4.1 of Western Alliance's Form 8-K filed with the SEC on July 2, 2015).

10.1 *	Amended Western Alliance 2016 Bonus Plan.

31.1*	CEO Certification Pursuant Rule 13a-14(a)/15d-14(a).

31.2*	CFO Certification Pursuant Rule 13a-14(a)/15d-14(a).

32**	CEO and CFO Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.
* Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WESTERN ALLIANCE BANCORPORATION

April 29, 2016	By:	/s/ Robert Sarver
Robert Sarver
Chairman of the Board and
Chief Executive Officer

April 29, 2016	By:	/s/ Dale Gibbons
Dale Gibbons
Executive Vice President and
Chief Financial Officer

April 29, 2016	By:	/s/ J. Kelly Ardrey Jr.
J. Kelly Ardrey Jr.
Senior Vice President and
Chief Accounting Officer