Form 10-Q
period 2016-06-30
WESTERN ALLIANCE BANCORPORATION
filed 2016-07-29
CIK 1212545

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2016 or

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of July 25, 2016, Western Alliance Bancorporation had 105,072,142 shares of common stock outstanding.

PART I
GLOSSARY OF ENTITIES AND TERMS
The acronyms and abbreviations identified below are used in various sections of this Form 10-Q, including "Management's Discussion and Analysis of Financial Condition and Results of Operations," in Item 2 and the Consolidated Financial Statements and the Notes to Unaudited Consolidated Financial Statements in Item I of this Form 10-Q.

ACRONYMS OR ABBREVIATIONS:
AAB	Alliance Association Bank	HFI	Held-for-Investment
ABA	Alliance Bank of Arizona	HFS	Held-for-Sale
AFS	Available-for-Sale	HOA	Homeowner Associations
ALCO	Asset and Liability Management Committee	HTM	Held-to-Maturity
AOCI	Accumulated Other Comprehensive Income	ICS	Insured Cash Sweep Service
ASC	Accounting Standards Codification	IRC	Internal Revenue Code
ASU	Accounting Standards Update	ISDA	International Swaps and Derivatives Association
ATM	At-the-Market	LIBOR	London Interbank Offered Rate
BOD	Board of Directors	LIHTC	Low-Income Housing Tax Credit
BON	Bank of Nevada	LVSP	Las Vegas Sunset Properties
Bridge	Bridge Bank	MBS	Mortgage-Backed Securities
CAMELS	Capital Adequacy, Assets, Management Capability, Earnings, Liquidity, Sensitivity	NBL	National Business Lines
CDARS	Certificate Deposit Account Registry Service	NOL	Net Operating Loss
CDO	Collateralized Debt Obligation	NPV	Net Present Value
CEO	Chief Executive Officer	NUBILs	Net Unrealized Built In Losses
CFO	Chief Financial Officer	OCI	Other Comprehensive Income
Company	Western Alliance Bancorporation and subsidiaries	OREO	Other Real Estate Owned
CRA	Community Reinvestment Act	OTTI	Other-than-Temporary Impairment
CRE	Commercial Real Estate	PCI	Purchased Credit Impaired
EPS	Earnings per share	PPNR	Pre-Provision Net Revenue
EVE	Economic Value of Equity	SBA	Small Business Administration
Exchange Act	Securities Exchange Act of 1934, as amended	SBIC	Small Business Investment Company
FASB	Financial Accounting Standards Board	SEC	Securities and Exchange Commission
FDIC	Federal Deposit Insurance Corporation	SERP	Supplemental Executive Retirement Plan
FHLB	Federal Home Loan Bank	SSAE	Statement on Standards for Attestation Engagements
FIB	First Independent Bank	TDR	Troubled Debt Restructuring
FRB	Federal Reserve Bank	TEB	Tax Equivalent Basis
FVO	Fair Value Option adjustment on junior subordinated debt	TPB	Torrey Pines Bank
GAAP	U.S. Generally Accepted Accounting Principles	WAB or Bank	Western Alliance Bank
GE	GE Capital US Holdings, Inc.	WAL or Parent	Western Alliance Bancorporation
GSE	Government-Sponsored Enterprise	XBRL	eXtensible Business Reporting Language
HFF	Hotel Franchise Finance

Item 1.	Financial Statements
WESTERN ALLIANCE BANCORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30, 2016	December 31, 2015
	(Unaudited)
	(in thousands, except per share amounts)
Assets:
Cash and due from banks	$147,570	$133,709
Interest-bearing deposits in other financial institutions	548,673	90,931
Cash and cash equivalents	696,243	224,640
Money market investments	109	122
Investment securities - measured at fair value; amortized cost of $1,240 at June 30, 2016 and $1,389 at December 31, 2015	1,326	1,481
Investment securities - AFS, at fair value; amortized cost of $2,111,418 at June 30, 2016 and $1,966,034 at December 31, 2015	2,165,539	1,982,523
Investment securities - HTM, at amortized cost; fair value of $41,162 at June 30, 2016 and $0 at December 31, 2015	36,929	—
Investments in restricted stock, at cost	58,682	58,111
Loans - HFS	22,336	23,809
Loans - HFI, net of deferred loan fees and costs	12,855,511	11,112,854
Less: allowance for credit losses	(122,104)	(119,068)
Net loans held for investment	12,733,407	10,993,786
Premises and equipment, net	120,518	118,535
Other assets acquired through foreclosure, net	49,842	43,942
Bank owned life insurance	164,283	162,458
Goodwill	289,967	289,638
Other intangible assets, net	14,322	15,716
Deferred tax assets, net	65,275	86,352
Other assets	309,989	273,976
Total assets	$16,728,767	$14,275,089
Liabilities:
Deposits:
Non-interest-bearing demand	$5,275,098	$4,093,976
Interest-bearing	8,926,259	7,936,648
Total deposits	14,201,357	12,030,624
Customer repurchase agreements	38,492	38,155
Other borrowings	—	150,000
Qualifying debt	382,103	210,328
Other liabilities	310,605	254,480
Total liabilities	14,932,557	12,683,587
Commitments and contingencies (Note 12)
Stockholders’ equity:
Common stock - par value $0.0001; 200,000,000 authorized; 106,372,182 shares issued at June 30, 2016 and 104,082,230 at December 31, 2015	10	10
Additional paid in capital	1,389,914	1,323,473
Treasury stock, at cost (1,288,353 shares at June 30, 2016 and 995,186 shares at December 31, 2015)	(25,924)	(16,879)
Accumulated other comprehensive income	46,626	22,260
Retained earnings	385,584	262,638
Total stockholders’ equity	1,796,210	1,591,502
Total liabilities and stockholders’ equity	$16,728,767	$14,275,089
See accompanying Notes to Unaudited Consolidated Financial Statements.

WESTERN ALLIANCE BANCORPORATION AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENTS (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in thousands, except per share amounts)
Interest and dividend income:
Loans, including fees	$160,015	$105,468	$299,801	$205,859
Investment securities	11,456	8,003	23,482	16,516
Dividends	1,994	3,082	4,007	5,087
Other	624	65	1,055	118
Total interest income	174,089	116,618	328,345	227,580
Interest expense:
Deposits	7,678	5,362	13,921	10,508
Qualifying debt	2,514	480	4,698	920
Other borrowings	197	2,039	298	4,284
Other	14	19	31	42
Total interest expense	10,403	7,900	18,948	15,754
Net interest income	163,686	108,718	309,397	211,826
Provision for credit losses	2,500	—	5,000	700
Net interest income after provision for credit losses	161,186	108,718	304,397	211,126
Non-interest income:
Service charges and fees	4,506	3,128	8,972	6,017
Lending related income and gains (losses) on sale of loans, net	253	118	4,194	319
Card income	1,078	899	2,091	1,712
Gain (loss) on sales of investment securities, net	—	55	1,001	644
Income from bank owned life insurance	1,029	772	1,959	1,749
Other income	1,693	573	3,475	1,346
Total non-interest income	8,559	5,545	21,692	11,787
Non-interest expense:
Salaries and employee benefits	44,711	32,406	89,566	64,947
Occupancy	7,246	4,949	13,503	9,762
Data processing	5,868	2,683	10,429	5,809
Legal, professional, and directors' fees	5,747	4,611	11,319	8,606
Insurance	2,963	2,274	6,286	4,364
Marketing	1,097	463	1,754	840
Loan and repossessed asset expenses	832	1,284	1,734	2,374
Card expense	824	613	1,711	1,087
Intangible amortization	697	281	1,394	562
Net loss (gain) on sales / valuations of repossessed and other assets	357	(1,218)	55	(1,569)
Acquisition / restructure expense	3,662	7,842	3,662	8,001
Other expense	7,800	5,021	15,884	10,459
Total non-interest expense	81,804	61,209	157,297	115,242
Income before provision for income taxes	87,941	53,054	168,792	107,671
Income tax expense	26,327	13,579	45,846	27,813
Net income	61,614	39,475	122,946	79,858
Dividends on preferred stock	—	247	—	423
Net income available to common stockholders	$61,614	$39,228	$122,946	$79,435

Earnings per share available to common stockholders:
Basic	0.60	0.44	1.20	0.90
Diluted	0.60	0.44	1.19	0.90
Weighted average number of common shares outstanding:
Basic	102,688	88,177	102,294	88,059
Diluted	103,472	88,682	103,007	88,567
Dividends declared per common share	$—	$—	$—	$—
See accompanying Notes to Unaudited Consolidated Financial Statements.

WESTERN ALLIANCE BANCORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30, 2016
	2016	2015	2016	2015
	(in thousands)
Net income	$61,614	$39,475	$122,946	$79,858
Other comprehensive income (loss), net:
Unrealized gain (loss) on AFS securities, net of tax effect of $(8,008), $5,135, $(12,508) and $858, respectively	12,712	(8,378)	23,731	(1,225)
Unrealized gain (loss) on SERP, net of tax effect of $(4), $(207), $(6) and $(207), respectively	6	337	12	337
Unrealized gain (loss) on junior subordinated debt, net of tax effect of $(431), $2,980, $(884) and $3,095, respectively	575	(4,756)	1,334	(4,950)
Realized (gain) loss on sale of AFS securities included in income, net of tax effect of $0, $21, $290 and $241, respectively	—	(34)	(711)	(403)
Net other comprehensive income (loss)	13,293	(12,831)	24,366	(6,241)
Comprehensive income	$74,907	$26,644	$147,312	$73,617
See accompanying Notes to Unaudited Consolidated Financial Statements.

WESTERN ALLIANCE BANCORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)

	Preferred Stock		Common Stock Outstanding		Additional Paid in Capital	Treasury Stock	Accumulated Other Comprehensive Income	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
	(all amounts in thousands)
Balance, January 1, 2015 (1)	71	$70,500	88,691	$9	$837,603	$(9,276)	$32,948	$69,144	$1,000,928
Net income	—	—	—	—	—	—	—	79,858	79,858
Exercise of stock options	—	—	145	—	1,537	—	—	—	1,537
Restricted stock, performance stock units, and other grants, net	—	—	713	—	15,000	—	—	—	15,000
Restricted stock surrendered	—	—	(255)	—	—	(6,947)	—	—	(6,947)
Issuance of common stock in connection with the acquisition of Bridge (2)	—	—	12,997	1	431,030	—	—	—	431,031
Dividends on preferred stock	—	—	—	—	—	—	—	(423)	(423)
Other comprehensive (loss), net	—	—	—	—	—	—	(6,241)	—	(6,241)
Balance, June 30, 2015	71	$70,500	102,291	$10	$1,285,170	$(16,223)	$26,707	$148,579	$1,514,743

Balance, December 31, 2015	—	$—	103,087	$10	$1,323,473	$(16,879)	$22,260	$262,638	$1,591,502
Net income	—	—	—	—	—	—	—	122,946	122,946
Exercise of stock options	—	—	53	—	519	—	—	—	519
Restricted stock, performance stock units, and other grants, net	—	—	687	—	10,137	—	—	—	10,137
Restricted stock surrendered	—	—	(293)	—	—	(9,045)	—	—	(9,045)
Issuance of common stock under ATM offering, net of offering costs	—	—	1,550	—	55,785	—	—	—	55,785
Other comprehensive income, net	—	—	—	—	—	—	24,366	—	24,366
Balance, June 30, 2016	—	$—	105,084	$10	$1,389,914	$(25,924)	$46,626	$385,584	$1,796,210
(1) As adjusted, see Treasury Shares section in "Note 1. Summary of Significant Accounting Policies" for further discussion.
(2) Includes value of certain share-based awards replaced in connection with the acquisition.

See accompanying Notes to Unaudited Consolidated Financial Statements.

WESTERN ALLIANCE BANCORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended June 30,
	2016	2015
	(in thousands)
Cash flows from operating activities:
Net income	$122,946	$79,858
Adjustments to reconcile net income to cash provided by operating activities:
Provision for credit losses	5,000	700
Depreciation and amortization	6,136	3,943
Stock-based compensation	10,317	7,908
Excess tax benefit of stock-based compensation	(3,899)	(5,164)
Deferred income taxes	5,173	(2,345)
Amortization of net premiums for investment securities	6,229	4,133
Accretion and amortization of fair market value adjustments on loans acquired from business combinations	(13,485)	(4,118)
Accretion and amortization of fair market value adjustments on other assets and liabilities acquired from business combinations, net	1,549	247
Income from bank owned life insurance	(1,959)	(1,749)
(Gains) / Losses on:
Sales of investment securities	(1,001)	(644)
Sale of loans	(2,213)	(319)
Extinguishment of debt	—	81
Other assets acquired through foreclosure, net	329	(3,055)
Valuation adjustments of other repossessed assets, net	(311)	1,504
Sale of premises, equipment, and other assets, net	37	(18)
Changes in:
Other assets	(2,892)	11,946
Other liabilities	(16,819)	(3,844)
Net cash provided by operating activities	115,137	89,064
Cash flows from investing activities:
Investment securities - measured at fair value
Principal pay downs and maturities	150	143
Investment securities - AFS
Purchases	(361,195)	(94,532)
Principal pay downs and maturities	176,410	114,127
Proceeds from sales	34,304	78,040
Investment securities - HTM
Purchases	(37,030)	—
Principal pay downs and maturities	25	—
Purchase of investment tax credits	(17,773)	(11,884)
Sale (purchase) of money market investments, net	12	(424)
(Purchase) liquidation of restricted stock	(571)	(18,749)
Loan fundings and principal collections, net	(401,692)	(515,143)
Purchase of premises, equipment, and other assets, net	(6,592)	(3,886)
Proceeds from sale of other real estate owned and repossessed assets, net	4,808	14,375
Cash and cash equivalents (used) acquired in acquisitions, net	(1,272,187)	342,427
Net cash used in investing activities	(1,881,331)	(95,506)

	Six Months Ended June 30,
	2016	2015
	(in thousands)
Cash flows from financing activities:
Net increase (decrease) in deposits	$2,170,733	$733,788
Proceeds from issuance of subordinated debt	169,470	148,450
Net (decrease) increase in borrowings	(149,665)	(276,023)
Proceeds from exercise of common stock options	519	1,537
Cash paid for tax withholding on vested restricted stock	(9,045)	(6,947)
Cash dividends paid on preferred stock	—	(423)
Proceeds from issuance of stock in offerings, net	55,785	—
Net cash provided by financing activities	2,237,797	600,382
Net increase in cash and cash equivalents	471,603	593,940
Cash and cash equivalents at beginning of period	224,640	164,396
Cash and cash equivalents at end of period	$696,243	$758,336
Supplemental disclosure:
Cash paid during the period for:
Interest	$18,206	$13,881
Income tax payments	27,176	25,801
Non-cash investing and financing activity:
Transfers to other assets acquired through foreclosure, net	10,726	13,459
Change in unfunded investment tax credits and SBIC commitments	27,000	2,168
Non-cash assets acquired in acquisition	1,284,557	1,590,927
Non-cash liabilities acquired in acquisition	12,559	1,761,951
Change in unrealized gain (loss) on AFS securities, net of tax	23,019	(1,628)
Change in unrealized gain (loss) on TRUP securities, net of tax	1,334	(4,950)
Change in unfunded obligations	(12,966)	13,654
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
WAB operates the following full-service banking divisions: ABA in Arizona, BON and FIB in Nevada, Bridge in Northern California, and TPB in Southern California. The Company also serves business customers through a national platform of specialized financial services including AAB, Corporate Finance, Equity Fund Resources, HFF, Life Sciences Group, Mortgage Warehouse Lending, Public and Nonprofit Finance, Renewable Resource Group, Resort Finance, and Technology Finance. In addition, the Company has one non-bank subsidiary, LVSP, which holds and manages certain non-performing loans and OREO.
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
Principles of consolidation
As of June 30, 2016, WAL has ten wholly-owned subsidiaries: WAB, LVSP, and eight unconsolidated subsidiaries used as business trusts in connection with the issuance of trust-preferred securities.
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
Reclassifications
Certain amounts in the Consolidated Financial Statements as of December 31, 2015 and for the three and six months ended June 30, 2015 have been reclassified to conform to the current presentation. The reclassifications have no effect on net income or stockholders’ equity as previously reported.

Interim financial information
The accompanying Unaudited Consolidated Financial Statements as of and for the three and six months ended June 30, 2016 and 2015 have been prepared in condensed format and, therefore, do not include all of the information and footnotes required by GAAP for complete financial statements. These statements have been prepared on a basis that is substantially consistent with the accounting principles applied to the Company's audited Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2015.
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
Goodwill and other intangible assets
The Company records as goodwill the excess of the purchase price over the fair value of the identifiable net assets acquired in accordance with applicable guidance. The Company performs its annual goodwill and intangibles impairment tests as of October 1 each year, or more often if events or circumstances indicate that the carrying value may not be recoverable. During the three and six months ended June 30, 2016 and 2015, there were no events or circumstances that indicated that an interim impairment test of goodwill or other intangible assets was necessary.
Treasury Shares
Effective January 1, 2016, the Company has separately presented treasury shares, which represents shares surrendered to the Company equal in value to the statutory payroll tax withholding obligations arising from the vesting of employee restricted stock awards. Prior period amounts have been adjusted to reflect this new presentation, with no change in total stockholders' equity. The Company carries treasury shares at cost.
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
Management uses its best judgment in estimating the fair value of the Company’s financial instruments; however, there are inherent limitations in any estimation technique. Therefore, for substantially all financial instruments, the fair value estimates presented herein are not necessarily indicative of the amounts the Company could have realized in a sales transaction at June 30, 2016 and 2015. The estimated fair value amounts for June 30, 2016 and 2015 have been measured as of period-end, and have not been re-evaluated or updated for purposes of these Consolidated Financial Statements subsequent to those dates. As such, the estimated fair values of these financial instruments subsequent to the reporting date may be different than the amounts reported at period-end.
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
Junior subordinated debt
Junior subordinated debt is valued based on a discounted cash flow model which uses as inputs Treasury Bond rates and the 'BB' rated financial index. Junior subordinated debt has been categorized as Level 3 in the fair value hierarchy.
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
In June 2016, the FASB issued guidance within ASU 2016-13, Measurement of Credit Losses on Financial Instruments. The amendments in ASU 2016-13 to Topic 326, Financial Instruments - Credit Losses, require that an organization measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. The ASU also requires enhanced disclosures, including qualitative and quantitative disclosures that provide additional information about the amounts recorded in the financial statements. Additionally, the ASU amends the accounting for credit losses on AFS debt securities and purchased financial assets with credit deterioration. The amendments in this Update are effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Early adoption is permitted for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Management is in the process of evaluating the effects that the standard is expected to have on the Company's Consolidated Financial Statements and related disclosures.
2. INVESTMENT SECURITIES
The carrying amounts and fair values of investment securities at June 30, 2016 and December 31, 2015 are summarized as follows:

	June 30, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
	(in thousands)
Held-to-maturity
Tax-exempt bonds	$36,929	$4,233	$—	$41,162

Available-for-sale
Collateralized debt obligations	$50	$10,133	$—	$10,183
Commercial MBS issued by GSEs	43,432	1,066	—	44,498
Corporate debt securities	7,765	597	—	8,362
CRA investments	34,984	399	—	35,383
Municipal obligations	326,306	20,455	—	346,761
Preferred stock	104,581	5,563	(868)	109,276
Private label commercial MBS	3,728	—	(7)	3,721
Private label residential MBS	337,891	3,072	(1,608)	339,355
Residential MBS issued by GSEs	1,184,185	23,603	(43)	1,207,745
Trust preferred securities	32,000	—	(8,299)	23,701
U.S. government sponsored agency securities	34,000	3	—	34,003
U.S. treasury securities	2,496	55	—	2,551
Total AFS securities	$2,111,418	$64,946	$(10,825)	$2,165,539

Securities measured at fair value
Residential MBS issued by GSEs				$1,326

	December 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
	(in thousands)
Available-for-sale
Collateralized debt obligations	$50	$10,059	$(49)	$10,060
Commercial MBS issued by GSEs	19,147	72	(105)	19,114
Corporate debt securities	12,769	482	—	13,251
CRA investments	34,722	—	(37)	34,685
Municipal obligations	320,087	14,743	—	334,830
Preferred stock	108,417	4,286	(1,467)	111,236
Private label commercial MBS	4,685	6	—	4,691
Private label residential MBS	261,530	5	(4,407)	257,128
Residential MBS issued by GSEs	1,169,631	5,254	(4,664)	1,170,221
Trust preferred securities	32,000	—	(7,686)	24,314
U.S. treasury securities	2,996	—	(3)	2,993
Total AFS securities	$1,966,034	$34,907	$(18,418)	$1,982,523

Securities measured at fair value
Residential MBS issued by GSEs				$1,481
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
The Company has reviewed securities for which there is an unrealized loss in accordance with its accounting policy for OTTI described above and determined that there were no impairment charges for the three and six months ended June 30, 2016 and 2015. The Company does not consider any securities to be other-than-temporarily impaired as of June 30, 2016 and December 31, 2015. No assurance can be made that OTTI will not occur in future periods.

Information pertaining to securities with gross unrealized losses at June 30, 2016 and December 31, 2015, aggregated by investment category and length of time that individual securities have been in a continuous loss position follows:

	June 30, 2016
	Less Than Twelve Months		More Than Twelve Months		Total
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(in thousands)
Available-for-sale
Preferred stock	$182	$10,729	$686	$8,680	$868	$19,409
Private label commercial MBS	7	3,721	—	—	7	3,721
Private label residential MBS	965	99,654	643	30,653	1,608	130,307
Residential MBS issued by GSEs	15	21,009	28	14,334	43	35,343
Trust preferred securities	—	—	8,299	23,701	8,299	23,701
Total AFS securities	$1,169	$135,113	$9,656	$77,368	$10,825	$212,481

	December 31, 2015
	Less Than Twelve Months		More Than Twelve Months		Total
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(in thousands)
Available-for-sale
Collateralized debt obligations	$49	$1	$—	$—	$49	$1
Commercial MBS issued by GSEs	105	17,051	—	—	105	17,051
CRA investments	37	24,729	—	—	37	24,729
Preferred stock	377	10,542	1,090	14,761	1,467	25,303
Private label residential MBS	3,733	226,720	674	30,372	4,407	257,092
Residential MBS issued by GSEs	3,566	536,515	1,098	38,338	4,664	574,853
Trust preferred securities	—	—	7,686	24,314	7,686	24,314
U.S. treasury securities	3	2,006	—	—	3	2,006
Total AFS securities	$7,870	$817,564	$10,548	$107,785	$18,418	$925,349
At June 30, 2016 and December 31, 2015, the Company’s unrealized losses relate primarily to interest rate fluctuations, credit spread widening, and reduced liquidity in applicable markets. The total number of securities in an unrealized loss position at June 30, 2016 was 59, compared to 146 at December 31, 2015. In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and industry analysis reports. Since material downgrades have not occurred and management does not intend to sell the debt securities in an unrealized loss position in the foreseeable future, none of the securities described in the above table or in this paragraph were deemed to be OTTI.
The preferred stock and trust preferred securities have yields based on floating rate LIBOR, which are highly correlated to the federal funds rate and have been negatively affected by the low rate environment. This has resulted in unrealized losses for these securities.

The table below shows the amortized cost and fair value of securities as of June 30, 2016, by contractual maturities. MBS are shown separately as individual MBS are comprised of pools of loans with varying maturities. Therefore, these securities are listed separately in the maturity summary.

	June 30, 2016
	Amortized Cost	Estimated Fair Value
	(in thousands)
Held-to-maturity
After five years through ten years	$15,445	$17,187
After ten years	21,484	23,975
Total HTM securities	$36,929	$41,162

Available-for-sale
Due in one year or less	$55,422	$56,134
After one year through five years	73,571	77,406
After five years through ten years	89,966	93,725
After ten years	323,223	342,955
Mortgage-backed securities	1,569,236	1,595,319
Total AFS securities	$2,111,418	$2,165,539
The following tables summarize the carrying amount of the Company’s investment ratings position as of June 30, 2016 and December 31, 2015:

	June 30, 2016
	AAA	Split-rated AAA/AA+	AA+ to AA-	A+ to A-	BBB+ to BBB-	BB+ and below	Unrated	Totals
	(in thousands)
Held-to-maturity
Tax-exempt bonds	$15,445	$—	$—	$—	$—	$—	$21,484	$36,929
Available-for-sale
Collateralized debt obligations	$—	$—	$—	$—	$—	$10,183	$—	$10,183
Commercial MBS issued by GSEs	—	27,050	—	—	—	—	17,448	44,498
Corporate debt securities	—	—	2,701	5,661	—	—	—	8,362
CRA investments	—	—	—	—	—	—	35,383	35,383
Municipal obligations	7,853	—	200,699	131,929	6,109	170	1	346,761
Preferred stock	—	—	—	—	71,814	19,330	18,132	109,276
Private label commercial MBS	3,721	—	—	—	—	—	—	3,721
Private label residential MBS	275,956	—	34,733	2,625	1,243	2,858	21,940	339,355
Residential MBS issued by GSEs	—	1,207,745	—	—	—	—	—	1,207,745
Trust preferred securities	—	—	—	—	23,701	—	—	23,701
U.S. government sponsored agency securities	—	34,003	—	—	—	—	—	34,003
U.S. treasury securities	—	2,551	—	—	—	—	—	2,551
Total AFS securities (1)	$287,530	$1,271,349	$238,133	$140,215	$102,867	$32,541	$92,904	$2,165,539

Securities measured at fair value
Residential MBS issued by GSEs	$—	$1,326	$—	$—	$—	$—	$—	$1,326

(1)	Where ratings differ, the Company uses the average of the ratings by S&P, Moody’s, and Fitch.

	December 31, 2015
	AAA	Split-rated AAA/AA+	AA+ to AA-	A+ to A-	BBB+ to BBB-	BB+ and below	Unrated	Totals
	(in thousands)
Available-for-sale
Collateralized debt obligations	$—	$—	$—	$—	$—	$10,060	$—	$10,060
Commercial MBS issued by GSEs	—	19,114	—	—	—	—	—	19,114
Corporate debt securities	—	—	2,721	5,489	5,041	—	—	13,251
CRA investments	—	—	—	—	—	—	34,685	34,685
Municipal obligations	7,949	—	180,460	131,110	6,243	180	8,888	334,830
Preferred stock	—	—	—	—	79,955	23,655	7,626	111,236
Private label commercial MBS	4,691	—	—	—	—	—	—	4,691
Private label residential MBS	235,605	—	40	3,186	1,750	2,705	13,842	257,128
Residential MBS issued by GSEs	—	1,170,221	—	—	—	—	—	1,170,221
Trust preferred securities	—	—	—	—	24,314	—	—	24,314
U.S. treasury securities	—	2,993	—	—	—	—	—	2,993
Total AFS securities (1)	$248,245	$1,192,328	$183,221	$139,785	$117,303	$36,600	$65,041	$1,982,523

Securities measured at fair value
Residential MBS issued by GSEs	$—	$1,481	$—	$—	$—	$—	$—	$1,481

(1)	Where ratings differ, the Company uses the average of the ratings by S&P, Moody’s, and Fitch.
Securities with carrying amounts of approximately $833.9 million and $830.7 million at June 30, 2016 and December 31, 2015, respectively, were pledged for various purposes as required or permitted by law.
The following table presents gross gains and losses on sales of investment securities:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Gross gains	$—	$55	$2,057	$1,103
Gross losses	—	—	(1,056)	(459)
Net gains on sales of investment securities	$—	$55	$1,001	$644

3. LOANS, LEASES AND ALLOWANCE FOR CREDIT LOSSES
The composition of the Company’s held for investment loan portfolio is as follows:

	June 30, 2016	December 31, 2015
	(in thousands)
Commercial and industrial	$5,454,939	$5,114,257
Commercial real estate - non-owner occupied	3,601,331	2,283,536
Commercial real estate - owner occupied	2,008,261	2,083,285
Construction and land development	1,333,537	1,133,439
Residential real estate	293,020	322,939
Commercial leases	122,668	148,493
Consumer	41,755	26,905
Loans, net of deferred loan fees and costs	12,855,511	11,112,854
Allowance for credit losses	(122,104)	(119,068)
Total loans HFI	$12,733,407	$10,993,786
Net deferred loan fees and costs as of June 30, 2016 and December 31, 2015 total $19.8 million and $19.2 million, respectively, which is a reduction in the carrying value of loans. Net unamortized discounts on loans total $7.5 million and $8.2 million as of June 30, 2016 and December 31, 2015, respectively. Total loans held for investment are also net of interest rate and credit marks on acquired loans totaling $84.7 million and $40.5 million as of June 30, 2016 and December 31, 2015, respectively, which is a reduction in the carrying value of acquired loans.
As of June 30, 2016 and December 31, 2015, the Company also had $22.3 million and $23.8 million of HFS loans, respectively.
The following table presents the contractual aging of the recorded investment in past due loans held for investment by class of loans:

	June 30, 2016
	Current	30-59 Days Past Due	60-89 Days Past Due	Over 90 days Past Due	Total Past Due	Total
	(in thousands)
Commercial real estate
Owner occupied	$2,002,907	$130	$—	$5,224	$5,354	$2,008,261
Non-owner occupied	3,408,792	1,610	—	—	1,610	3,410,402
Multi-family	190,929	—	—	—	—	190,929
Commercial and industrial
Commercial	5,441,453	150	1,598	11,738	13,486	5,454,939
Leases	122,560	70	38	—	108	122,668
Construction and land development
Construction	850,558	—	—	—	—	850,558
Land	481,695	—	—	1,284	1,284	482,979
Residential real estate	288,640	205	641	3,534	4,380	293,020
Consumer	41,573	4	15	163	182	41,755
Total loans	$12,829,107	$2,169	$2,292	$21,943	$26,404	$12,855,511

	December 31, 2015
	Current	30-59 Days Past Due	60-89 Days Past Due	Over 90 days Past Due	Total Past Due	Total
	(in thousands)
Commercial real estate
Owner occupied	$2,078,968	$445	$362	$3,510	$4,317	$2,083,285
Non-owner occupied	2,099,274	2,481	—	2,822	5,303	2,104,577
Multi-family	178,959	—	—	—	—	178,959
Commercial and industrial
Commercial	5,066,197	26,358	14,124	7,578	48,060	5,114,257
Leases	145,905	—	—	2,588	2,588	148,493
Construction and land development
Construction	694,527	—	—	—	—	694,527
Land	438,495	—	—	417	417	438,912
Residential real estate	317,677	888	159	4,215	5,262	322,939
Consumer	26,587	12	91	215	318	26,905
Total loans	$11,046,589	$30,184	$14,736	$21,345	$66,265	$11,112,854
The following table presents the recorded investment in non-accrual loans and loans past due ninety days or more and still accruing interest by class of loans:

	June 30, 2016				December 31, 2015
	Non-accrual loans			Loans past due 90 days or more and still accruing	Non-accrual loans			Loans past due 90 days or more and still accruing
	Current	Past Due/ Delinquent	Total Non-accrual		Current	Past Due/ Delinquent	Total Non-accrual
	(in thousands)
Commercial real estate
Owner occupied	$1,069	$1,698	$2,767	$3,526	$749	$3,253	$4,002	$339
Non-owner occupied	8,129	—	8,129	—	11,851	2,822	14,673	—
Multi-family	—	—	—	—	—	—	—	—
Commercial and industrial
Commercial	13,032	9,380	22,412	3,461	3,263	15,026	18,289	2,671
Leases	—	—	—	—	—	2,588	2,588	—
Construction and land development
Construction	—	—	—	—	—	—	—	—
Land	—	1,284	1,284	—	1,892	417	2,309	—
Residential real estate	1,400	3,534	4,934	4	1,835	4,489	6,324	—
Consumer	—	159	159	—	—	196	196	18
Total	$23,630	$16,055	$39,685	$6,991	$19,590	$28,791	$48,381	$3,028
The reduction in interest income associated with loans on non-accrual status was approximately $0.5 million and $0.7 million for three months ended June 30, 2016 and 2015, respectively, and $0.9 million and $1.4 million for the six months ended June 30, 2016 and 2015, respectively.
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

The following tables present HFI loans by risk rating:

	June 30, 2016
	Pass	Special Mention	Substandard	Doubtful	Loss	Total
	(in thousands)
Commercial real estate
Owner occupied	$1,965,474	$28,077	$12,787	$1,923	$—	$2,008,261
Non-owner occupied	3,316,897	44,045	49,460	—	—	3,410,402
Multi-family	190,929	—	—	—	—	190,929
Commercial and industrial
Commercial	5,330,572	72,170	52,197	—	—	5,454,939
Leases	122,136	201	331	—	—	122,668
Construction and land development
Construction	825,983	8,420	16,155	—	—	850,558
Land	469,291	499	13,189	—	—	482,979
Residential real estate	282,079	349	10,592	—	—	293,020
Consumer	41,392	62	301	—	—	41,755
Total	$12,544,753	$153,823	$155,012	$1,923	$—	$12,855,511

	June 30, 2016
	Pass	Special Mention	Substandard	Doubtful	Loss	Total
	(in thousands)
Current (up to 29 days past due)	$12,542,844	$150,510	$133,830	$1,923	$—	$12,829,107
Past due 30 - 59 days	1,894	129	146	—	—	2,169
Past due 60 - 89 days	—	229	2,063	—	—	2,292
Past due 90 days or more	15	2,955	18,973	—	—	21,943
Total	$12,544,753	$153,823	$155,012	$1,923	$—	$12,855,511

	December 31, 2015
	Pass	Special Mention	Substandard	Doubtful	Loss	Total
	(in thousands)
Commercial real estate
Owner occupied	$2,032,932	$28,422	$20,814	$1,117	$—	$2,083,285
Non-owner occupied	2,054,428	14,867	35,282	—	—	2,104,577
Multi-family	178,959	—	—	—	—	178,959
Commercial and industrial
Commercial	4,962,930	76,283	74,294	750	—	5,114,257
Leases	140,531	4,580	794	2,588	—	148,493
Construction and land development
Construction	678,438	16,089	—	—	—	694,527
Land	420,819	362	17,731	—	—	438,912
Residential real estate	310,067	776	12,096	—	—	322,939
Consumer	26,438	209	258	—	—	26,905
Total	$10,805,542	$141,588	$161,269	$4,455	$—	$11,112,854

	December 31, 2015
	Pass	Special Mention	Substandard	Doubtful	Loss	Total
	(in thousands)
Current (up to 29 days past due)	$10,799,558	$140,932	$104,232	$1,867	$—	$11,046,589
Past due 30 - 59 days	1,907	271	28,006	—	—	30,184
Past due 60 - 89 days	4,077	385	10,274	—	—	14,736
Past due 90 days or more	—	—	18,757	2,588	—	21,345
Total	$10,805,542	$141,588	$161,269	$4,455	$—	$11,112,854
The table below reflects the recorded investment in loans classified as impaired:

	June 30, 2016	December 31, 2015
	(in thousands)
Impaired loans with a specific valuation allowance under ASC 310 (1)	$20,695	$24,287
Impaired loans without a specific valuation allowance under ASC 310 (2)	95,771	104,587
Total impaired loans	$116,466	$128,874
Valuation allowance related to impaired loans (3)	$(6,395)	$(4,658)

(1)	Includes TDR loans of $0.6 million and $3.0 million at June 30, 2016 and December 31, 2015, respectively.

(2)	Includes TDR loans of $68.6 million and $85.9 million at June 30, 2016 and December 31, 2015, respectively.

(3)	Includes valuation allowance related to TDR loans of $0.2 million and $0.3 million at June 30, 2016 and December 31, 2015, respectively.
The following table presents impaired loans by class:

	June 30, 2016	December 31, 2015
	(in thousands)
Commercial real estate
Owner occupied	$18,142	$23,153
Non-owner occupied	32,485	41,081
Multi-family	—	—
Commercial and industrial
Commercial	32,042	26,513
Leases	332	2,896
Construction and land development
Construction	4	—
Land	17,531	18,322
Residential real estate	15,667	16,575
Consumer	263	334
Total	$116,466	$128,874
A valuation allowance is established for an impaired loan when the fair value of the loan is less than the recorded investment. In certain cases, portions of impaired loans are charged-off to realizable value instead of establishing a valuation allowance and are included, when applicable, in the table above as “Impaired loans without a specific valuation allowance under ASC 310.” However, before concluding that an impaired loan needs no associated valuation allowance, an assessment is made to consider all available and relevant information for the method used to evaluate impairment and the type of loan being assessed. The valuation allowance disclosed above is included in the allowance for credit losses reported in the Consolidated Balance Sheets as of June 30, 2016 and December 31, 2015.

The following table presents the average investment in impaired loans and income recognized on impaired loans:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in thousands)
Average balance on impaired loans	$109,833	$155,943	$116,173	$159,186
Interest income recognized on impaired loans, accrual basis	1,050	1,126	2,163	2,310
Interest recognized on non-accrual loans, cash basis	225	548	397	1,201
The following table presents average investment in impaired loans by loan class:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in thousands)
Commercial real estate
Owner occupied	$19,075	$38,750	$20,406	$40,839
Non-owner occupied	31,894	59,873	32,463	62,636
Multi-family	—	—	—	—
Commercial and industrial
Commercial	24,299	12,401	28,001	12,835
Leases	333	4,879	1,191	2,618
Construction and land development
Construction	—	—	—	—
Land	18,299	19,834	18,099	20,523
Residential real estate	15,635	19,838	15,700	19,375
Consumer	298	368	313	360
Total	$109,833	$155,943	$116,173	$159,186
The average investment in TDR loans included in the average investment in impaired loans table above for the three months ended June 30, 2016 and 2015 was $72.1 million and $121.2 million, respectively, and $75.1 million and $123.6 million for the six months ended June 30, 2016 and 2015, respectively.
The following table presents interest income on impaired loans by class:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in thousands)
Commercial real estate
Owner occupied	$247	$406	$542	$827
Non-owner occupied	313	360	651	690
Multi-family	—	—	—	—
Commercial and industrial
Commercial	121	60	229	139
Leases	4	—	36	—
Construction and land development
Construction	—	—	—	—
Land	239	197	446	392
Residential real estate	125	102	256	259
Consumer	1	1	3	3
Total	$1,050	$1,126	$2,163	$2,310
The Company is not committed to lend significant additional funds on these impaired loans.

The following table summarizes nonperforming assets:

	June 30, 2016	December 31, 2015
	(in thousands)
Non-accrual loans (1)	$39,685	$48,381
Loans past due 90 days or more on accrual status (2)	6,991	3,028
Accruing troubled debt restructured loans	65,008	70,707
Total nonperforming loans	111,684	122,116
Other assets acquired through foreclosure, net	49,842	43,942
Total nonperforming assets	$161,526	$166,058

(1)	Includes non-accrual TDR loans of $4.2 million and $18.2 million at June 30, 2016 and December 31, 2015, respectively.

(2)	Includes $1.7 million from loans acquired with deteriorated credit quality at June 30, 2016.
Loans Acquired in GE Asset Purchase
The following table presents information regarding the contractually required principal payments receivable, cash flows expected to be collected, and the preliminary estimated fair value of loans acquired in the GE asset purchase as of April 20, 2016, the closing date of the transaction. See Note 15. Mergers and Acquisitions of these Notes to Unaudited Consolidated Financial Statements for additional details related to the purchase.

	April 20, 2016
	Commercial Real Estate	Construction and Land Development	Total
	(in thousands)
Contractually required principal and interest payments:
PCI	$143,734	$16,088	$159,822
Non-PCI	1,579,064	103,914	1,682,978
Total loans acquired	$1,722,798	$120,002	$1,842,800
Cash flows expected to be collected:
PCI	$107,865	$11,754	$119,619
Non-PCI	1,315,523	80,955	1,396,478
Total loans acquired	$1,423,388	$92,709	$1,516,097
Fair value of loans acquired:
PCI	$85,329	$7,938	$93,267
Non-PCI	1,122,419	65,311	1,187,730
Total loans acquired	$1,207,748	$73,249	$1,280,997
Loans Acquired with Deteriorated Credit Quality
Changes in the accretable yield for loans acquired with deteriorated credit quality are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in thousands)
Balance, at beginning of period	$13,541	$17,956	$15,925	$19,156
Additions due to acquisition	4,301	857	4,301	857
Reclassifications from non-accretable to accretable yield (1)	—	265	—	695
Accretion to interest income	(887)	(1,012)	(1,669)	(2,090)
Reversal of fair value adjustments upon disposition of loans	(1,092)	(876)	(2,694)	(1,428)
Balance, at end of period	$15,863	$17,190	$15,863	$17,190

(1)	The primary drivers of reclassification from non-accretable to accretable yield resulted from changes in estimated cash flows.

Allowance for Credit Losses
The following table summarizes the changes in the allowance for credit losses by portfolio type:

	Three Months Ended June 30,
	Construction and Land Development	Commercial Real Estate	Residential Real Estate	Commercial and Industrial	Consumer	Total
	(in thousands)
2016
Beginning Balance	$19,425	$23,104	$4,938	$71,156	$604	$119,227
Charge-offs	—	244	—	1,161	46	1,451
Recoveries	(58)	(770)	(153)	(804)	(43)	(1,828)
Provision	1,903	1,237	(545)	(252)	157	2,500
Ending balance	$21,386	$24,867	$4,546	$70,547	$758	$122,104
2015
Beginning Balance	$17,999	$28,111	$6,666	$58,651	$671	$112,098
Charge-offs	—	—	218	1,771	53	2,042
Recoveries	(1,373)	(1,738)	(1,184)	(681)	(24)	(5,000)
Provision	165	(903)	(1,233)	2,028	(57)	—
Ending balance	$19,537	$28,946	$6,399	$59,589	$585	$115,056

	Six Months Ended June 30,
	Construction and Land Development	Commercial Real Estate	Residential Real Estate	Commercial and Industrial	Consumer	Total
	(in thousands)
2016
Beginning Balance	$18,976	$23,160	$5,278	$71,181	$473	$119,068
Charge-offs	—	654	26	8,652	120	9,452
Recoveries	(153)	(4,435)	(410)	(2,380)	(110)	(7,488)
Provision	2,257	(2,074)	(1,116)	5,638	295	5,000
Ending balance	$21,386	$24,867	$4,546	$70,547	$758	$122,104
2015
Beginning Balance	$18,558	$28,783	$7,456	$54,566	$853	$110,216
Charge-offs	—	—	618	2,164	107	2,889
Recoveries	(1,530)	(2,121)	(1,717)	(1,597)	(64)	(7,029)
Provision	(551)	(1,958)	(2,156)	5,590	(225)	700
Ending balance	$19,537	$28,946	$6,399	$59,589	$585	$115,056

The following table presents impairment method information related to loans and allowance for credit losses by loan portfolio segment:

	Commercial Real Estate-Owner Occupied	Commercial Real Estate-Non-Owner Occupied	Commercial and Industrial	Residential Real Estate	Construction and Land Development	Commercial Leases	Consumer	Total Loans
	(in thousands)
Loans as of June 30, 2016:
Recorded Investment:
Impaired loans with an allowance recorded	$777	$5,331	$13,857	$711	$—	$—	$19	$20,695
Impaired loans with no allowance recorded	17,365	27,154	18,185	14,956	17,535	332	244	95,771
Total loans individually evaluated for impairment	18,142	32,485	32,042	15,667	17,535	332	263	116,466
Loans collectively evaluated for impairment	1,976,526	3,439,886	5,421,189	274,548	1,297,386	122,336	41,492	12,573,363
Loans acquired with deteriorated credit quality	13,593	128,960	1,708	2,805	18,616	—	—	165,682
Total recorded investment	$2,008,261	$3,601,331	$5,454,939	$293,020	$1,333,537	$122,668	$41,755	$12,855,511
Unpaid Principal Balance
Impaired loans with an allowance recorded	$777	$5,331	$14,109	$766	$—	$—	$19	$21,002
Impaired loans with no allowance recorded	60,891	53,045	89,584	42,458	84,600	484	3,968	335,030
Total loans individually evaluated for impairment	61,668	58,376	103,693	43,224	84,600	484	3,987	356,032
Loans collectively evaluated for impairment	1,976,526	3,439,886	5,421,189	274,548	1,297,386	122,336	41,492	12,573,363
Loans acquired with deteriorated credit quality	17,878	163,683	8,834	3,326	20,055	—	—	213,776
Total unpaid principal balance	$2,056,072	$3,661,945	$5,533,716	$321,098	$1,402,041	$122,820	$45,479	$13,143,171
Related Allowance for Credit Losses
Impaired loans with an allowance recorded	$777	$430	$5,060	$127	$—	$—	$1	$6,395
Impaired loans with no allowance recorded	—	—	—	—	—	—	—	—
Total loans individually evaluated for impairment	777	430	5,060	127	—	—	1	6,395
Loans collectively evaluated for impairment	11,225	12,387	63,885	4,419	21,386	1,260	757	115,319
Loans acquired with deteriorated credit quality	—	48	342	—	—	—	—	390
Total allowance for credit losses	$12,002	$12,865	$69,287	$4,546	$21,386	$1,260	$758	$122,104

	Commercial Real Estate-Owner Occupied	Commercial Real Estate-Non-Owner Occupied	Commercial and Industrial	Residential Real Estate	Construction and Land Development	Commercial Leases	Consumer	Total Loans
	(in thousands)
Loans as of December 31, 2015:
Recorded Investment:
Impaired loans with an allowance recorded	$2,778	$2,344	$18,230	$914	$—	$—	$21	$24,287
Impaired loans with no allowance recorded	20,375	38,737	8,283	15,661	18,322	2,896	313	104,587
Total loans individually evaluated for impairment	23,153	41,081	26,513	16,575	18,322	2,896	334	128,874
Loans collectively evaluated for impairment	2,044,934	2,180,250	5,085,299	303,372	1,115,117	145,597	26,571	10,901,140
Loans acquired with deteriorated credit quality	15,198	62,205	2,445	2,992	—	—	—	82,840
Total recorded investment	$2,083,285	$2,283,536	$5,114,257	$322,939	$1,133,439	$148,493	$26,905	$11,112,854
Unpaid Principal Balance
Impaired loans with an allowance recorded	$2,778	$2,344	$19,233	$969	$—	$—	$21	$25,345
Impaired loans with no allowance recorded	63,709	61,692	71,773	44,142	82,800	5,229	3,923	333,268
Total loans individually evaluated for impairment	66,487	64,036	91,006	45,111	82,800	5,229	3,944	358,613
Loans collectively evaluated for impairment	2,044,934	2,180,250	5,085,299	303,372	1,115,117	145,597	26,571	10,901,140
Loans acquired with deteriorated credit quality	20,227	88,181	7,820	3,536	—	—	—	119,764
Total unpaid principal balance	$2,131,648	$2,332,467	$5,184,125	$352,019	$1,197,917	$150,826	$30,515	$11,379,517
Related Allowance for Credit Losses
Impaired loans with an allowance recorded	$858	$11	$3,518	$270	$—	$—	$1	$4,658
Impaired loans with no allowance recorded	—	—	—	—	—	—	—	—
Total loans individually evaluated for impairment	858	11	3,518	270	—	—	1	4,658
Loans collectively evaluated for impairment	10,953	11,302	65,806	5,008	18,976	1,857	472	114,374
Loans acquired with deteriorated credit quality	—	36	—	—	—	—	—	36
Total allowance for credit losses	$11,811	$11,349	$69,324	$5,278	$18,976	$1,857	$473	$119,068
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

The Company did not have any new TDR loans during the three and six months ended June 30, 2016. The following table presents information on the financial effects of TDR loans by class for the three and six months ended June 30, 2015:

Three and Six Months Ended June 30, 2015
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Forgiven Principal Balance	Lost Interest Income	Post-Modification Outstanding Recorded Investment	Waived Fees and Other Expenses
(dollars in thousands)
Commercial real estate
Owner occupied	—	$—	$—	$—	$—	$—
Non-owner occupied	—	—	—	—	—	—
Multi-family	—	—	—	—	—	—
Commercial and industrial
Commercial	1	256	—	—	256	—
Leases	—	—	—	—	—	—
Construction and land development
Construction	—	—	—	—	—	—
Land	—	—	—	—	—	—
Residential real estate	—	—	—	—	—	—
Consumer	—	—	—	—	—	—
Total	1	$256	$—	$—	$256	$—
The following table presents TDR loans by class for which there was a payment default during the period:

Three Months Ended June 30,
	2016		2015
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
(dollars in thousands)
Commercial real estate
Owner occupied	—	$—	—	$—
Non-owner occupied	—	—	—	—
Multi-family	—	—	—	—
Commercial and industrial
Commercial	—	—	—	—
Leases	—	—	—	—
Construction and land development
Construction	—	—	—	—
Land	—	—	—	—
Residential real estate	1	333	1	202
Consumer	—	—	—	—
Total	1	$333	1	$202

	Six Months Ended June 30,
	2016		2015
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
	(dollars in thousands)
Commercial real estate
Owner occupied	—	$—	—	$—
Non-owner occupied	1	5,381	—	—
Multi-family	—	—	—	—
Commercial and industrial
Commercial	—	—	—	—
Leases	—	—	—	—
Construction and land development
Construction	—	—	1	137
Land	—	—	—	—
Residential real estate	1	333	1	202
Consumer	—	—	—	—
Total	2	$5,714	2	$339
A TDR loan is deemed to have a payment default when it becomes past due 90 days, goes on non-accrual, or is restructured again. Payment defaults, along with other qualitative indicators, are considered by management in the determination of the allowance for credit losses.
At June 30, 2016, there were no loan commitments outstanding on TDR loans. At December 31, 2015, there was $0.1 million in loan commitments outstanding on TDR loans.
Loan Purchases and Sales
For the three months ended June 30, 2016 and 2015, secondary market loan purchases totaled $64.6 million and $7.7 million, respectively. For the three months ended June 30, 2016, these purchased loans consisted primarily of commercial and industrial loans and for the same period in 2015, these purchased loans consisted of $2.0 million of commercial and industrial loans and $5.7 million of commercial real estate loans. For the six months ended June 30, 2016 and 2015, secondary market loan purchases totaled $98.3 million and $26.1 million, respectively. For the six months ended June 30, 2016, these purchased loans consisted primarily of commercial and industrial loans and for the same period in 2015, these purchased loans consisted of $13.0 million of commercial and industrial loans, $11.7 million of commercial real restate loans, and $1.4 million of commercial leases.
During the six months ended June 30, 2016, the Company sold loans, which consisted primarily of commercial real estate and commercial and industrial loans, with a carrying value of $23.8 million and recognized a gain of $2.5 million on the sales. During the six months ended June 30, 2015, the Company sold loans, which primarily consisted of commercial and industrial loans, with a carrying value of $56.3 million and recognized a gain of $0.3 million.

4. OTHER ASSETS ACQUIRED THROUGH FORECLOSURE
The following table represents the changes in other assets acquired through foreclosure:

	Three Months Ended June 30,
	2016
	Gross Balance	Valuation Allowance	Net Balance
	(in thousands)
Balance, beginning of period	$61,346	$(8,570)	$52,776
Transfers to other assets acquired through foreclosure, net	88	—	88
Proceeds from sale of other real estate owned and repossessed assets, net	(4,480)	1,813	(2,667)
Valuation adjustments, net	—	134	134
Gains, net (1)	(489)	—	(489)
Balance, end of period	$56,465	$(6,623)	$49,842

	2015
Balance, beginning of period	$77,968	$(14,209)	$63,759
Additions from acquisition	1,550	—	1,550
Transfers to other assets acquired through foreclosure, net	5,739	—	5,739
Proceeds from sale of other real estate owned and repossessed assets, net	(15,415)	2,480	(12,935)
Valuation adjustments, net	—	(718)	(718)
Gains, net (1)	1,940	—	1,940
Balance, end of period	$71,782	$(12,447)	$59,335

(1)	There were no net gains related to initial transfers to other assets during each of the three months ended June 30, 2016 and 2015, respectively, pursuant to accounting guidance.

	Six Months Ended June 30,
	2016
	Gross Balance	Valuation Allowance	Net Balance
	(in thousands)
Balance, beginning of period	$52,984	$(9,042)	$43,942
Transfers to other assets acquired through foreclosure, net	10,726	—	10,726
Proceeds from sale of other real estate owned and repossessed assets, net	(6,916)	2,108	(4,808)
Valuation adjustments, net	—	311	311
Gains, net (2)	(329)	—	(329)
Balance, end of period	$56,465	$(6,623)	$49,842

	2015
Balance, beginning of period	$71,421	$(14,271)	$57,150
Additions from acquisition	1,550	—	1,550
Transfers to other assets acquired through foreclosure, net	13,459	—	13,459
Proceeds from sale of other real estate owned and repossessed assets, net	(17,703)	3,328	(14,375)
Valuation adjustments, net	—	(1,504)	(1,504)
Gains, net (2)	3,055	—	3,055
Balance, end of period	$71,782	$(12,447)	$59,335

(2)	Includes net gains related to initial transfers to other assets of zero and $0.6 million during the six months ended June 30, 2016 and 2015, respectively, pursuant to accounting guidance.
At June 30, 2016, and 2015, the majority of the Company’s repossessed assets consisted of properties located in Nevada. The Company held 34 properties at June 30, 2016, compared to 39 at December 31, 2015, and 56 at June 30, 2015.

5. OTHER BORROWINGS
The following table summarizes the Company’s borrowings as of June 30, 2016 and December 31, 2015:

	June 30, 2016	December 31, 2015
	(in thousands)
Short-Term:
Federal funds purchased	$—	$—
FHLB advances	—	150,000
Total short-term borrowings	$—	$150,000
The Company maintains other lines of credit with correspondent banks totaling $170.0 million, of which $25.0 million is secured by pledged securities and has a floating interest rate of one-month or three-month LIBOR plus 1.50%. The remaining $145.0 million is unsecured. As of June 30, 2016 and December 31, 2015, there were no outstanding balances on these lines of credit.
The Company maintains lines of credit with the FHLB and the FRB. The Company’s borrowing capacity is determined based on collateral pledged, generally consisting of investment securities and loans, at the time of the borrowing. At June 30, 2016, there were no short-term FHLB advances. At December 31, 2015, short-term FHLB advances of $150.0 million had a weighted average interest rate of 0.36%.
As of June 30, 2016 and December 31, 2015, the Company had additional available credit with the FHLB of approximately $1.55 billion and $1.54 billion, respectively, and with the FRB of approximately $1.08 billion and $1.21 billion, respectively.
6. QUALIFYING DEBT
Subordinated Debt
On June 16, 2016, the Company issued $175.0 million of subordinated debentures with a maturity date of July 1, 2056. Beginning on or after July 1, 2021, the Company may redeem the debentures, in whole or in part, at their principal amount plus any accrued and unpaid interest. The subordinated debt was recorded net of issuance costs of $5.5 million. The debentures have an interest rate of 6.25% per annum. To hedge the interest rate risk, WAL entered into a fair value interest rate hedge with a pay variable/receive fixed swap. The carrying value of all subordinated debt, which includes the effective portion of related hedges, totals $325.8 million at June 30, 2016.
Junior Subordinated Debt
The Company has formed or acquired through acquisitions eight statutory business trusts, which exist for the exclusive purpose of issuing Cumulative Trust Preferred Securities.
With the exception of debt issued by Bridge Capital Trust I and Bridge Capital Trust II, junior subordinated debt is recorded at fair value at each reporting date due to the FVO election made by the Company under ASC 825. The Company did not make the FVO election for the Bridge junior subordinated debt. Accordingly, the carrying value of these trusts does not reflect the current fair value of the debt and includes a fair market value adjustment established at acquisition that is being accreted over the remaining life of the trusts. The carrying value of junior subordinated debt was $56.3 million and $58.4 million at June 30, 2016 and December 31, 2015, respectively.
The weighted average interest rate of all junior subordinated debt as of June 30, 2016 was 2.99%, which is three-month LIBOR plus the contractual spread of 2.34%, compared to a weighted average interest rate of 2.95% at December 31, 2015.

7. STOCKHOLDERS' EQUITY
Common Stock Issuance
Under ATM Distribution Agreement
On June 4, 2014, the Company entered into a distribution agency agreement with Credit Suisse Securities (USA) LLC, under which the Company could sell shares of its common stock up to an aggregate offering price of $100.0 million on the New York Stock Exchange. The parties executed an Amended and Restated Distribution Agency Agreement on October 30, 2014. The Company pays Credit Suisse Securities (USA) LLC a mutually agreed rate, not to exceed 2% of the gross offering proceeds of the shares. The common stock will be sold at prevailing market prices at the time of the sale or at negotiated prices and, as a result, prices will vary.
Sales in the ATM offering were previously being made pursuant to a prospectus dated May 14, 2012 and a prospectus supplement filed with the SEC on June 4, 2014, in connection with one or more offerings of shares from the Company's shelf registration statement on Form S-3 (No. 333-181128), which expired on May 14, 2015. On May 7, 2015, the Company filed with the SEC a new shelf registration statement on Form S-3 (No. 333-203959). During the three and six months ended June 30, 2016, the Company sold 1.6 million shares under the ATM offering at a weighted-average selling price of $36.63 per share for gross proceeds of $56.8 million. Total offering costs under the ATM offering for the three and six months ended June 30, 2016, were $1.0 million, of which $0.9 million relates to compensation costs paid to Credit Suisse Securities. As the Company completed $100.0 million in aggregate sales under the ATM offering, the Company's ATM offering has expired and the Amended and Restated Distribution Agency Agreement has terminated. During the three and six months ended June 30, 2015, there were no sales under the ATM offering.
Stock-Based Compensation
Restricted Stock Awards
For the three and six months ended June 30, 2016, there were 38,845 and 352,510 shares of restricted stock awards granted to employees that generally vest over a three-year period. For the six months ended June 30, 2016, a total of 63,000 shares of restricted stock were granted to non-employee WAL directors that were fully vested at June 30, 2016. The Company estimates the compensation cost for stock grants based upon the grant date fair value. Stock compensation cost is recognized on a straight-line basis over the requisite service period for the entire award. The aggregate grant date fair value for the restricted stock awards granted during the three and six months ended June 30, 2016 was $1.5 million and $13.3 million, respectively. For three and six months ended June 30, 2016, the Company recognized $3.7 million and $7.5 million in stock-based compensation expense related to all restricted stock award grants, including those assumed as part of the Bridge acquisition, compared to $2.6 million and $5.1 million for the three and six months ended June 30, 2015, respectively.
In addition, the Company granted 54,329 shares of restricted stock to certain members of executive management that have both performance and service conditions that affect vesting. The performance condition was based on achieving an EPS target for fiscal year 2016 and, if this target is met, the restricted stock will vest over a three-year service period. The grant date fair value of the awards was $1.7 million. For the three and six months ended June 30, 2016, the Company recognized $0.1 million and $0.3 million, respectively, in stock-based compensation expense related to these performance-based restricted stock grants, compared to $0.1 million and $0.2 million for the three and six months ended June 30, 2015, respectively.
Performance Stock Units
The Company grants members of its executive management committee performance stock units that do not vest unless the Company achieves a specified cumulative EPS target over a three-year performance period. The number of shares issued will vary based on the cumulative EPS target that is achieved. The Company estimates the cost of performance stock units based upon the grant date fair value and expected vesting percentage over the three-year performance period. For the three and six months ended June 30, 2016, the Company recognized $1.2 million and $2.3 million, respectively, in stock-based compensation expense related to these performance stock units, compared to $1.0 million and $2.0 million for the three and six months ended June 30, 2015, respectively.
The three-year performance period for the 2013 grant ended on December 31, 2015, and the Company's cumulative EPS for the performance period exceeded the level required for a maximum award under the terms of the grant. As a result on February 17, 2016, executive management committee members were granted 308,400 of fully vested common shares.
As of June 30, 2016, outstanding performance stock unit grants made in 2014 and 2015 are expected to pay out at the maximum award amount, which is equivalent to 409,800 common shares with a grant date fair value of $10.4 million. In January 2016, performance stock units were granted to executive management committee members with cumulative target awards equivalent to 109,704 shares of common stock. Assuming a 100% vesting percentage for the 2016 performance stock units, the grant date fair value of the awards was $3.4 million.
Stock Options
The Company's stock option awards consist of those awards assumed as part of the Bridge acquisition. During the three and six months ended June 30, 2016, the Company recognized $0.2 million and $0.4 million, respectively, in compensation expense related to these awards. There were no stock option awards granted by the Company during the three and six months ended June 30, 2016 and 2015.
Treasury Shares
Treasury shares represent shares surrendered to the Company equal in value to the statutory payroll tax withholding obligations arising from the vesting of employee restricted stock awards. During the three and six months ended June 30, 2016, the Company purchased treasury shares of 2,735 and 293,167, respectively, at a weighted average price of $35.20 and $31.09 per share, respectively. During the three and six months ended June 30, 2015, the Company purchased treasury shares of 1,888 and 254,781, respectively, at a weighted average price of $31.11 and $27.27 per share, respectively.
8. ACCUMULATED OTHER COMPREHENSIVE INCOME
The following table summarizes the changes in accumulated other comprehensive income by component, net of tax, for the periods indicated:

	Three Months Ended June 30,
	Unrealized holding gains (losses) on AFS	Unrealized holding gains (losses) on SERP	Unrealized holding gains (losses) on junior subordinated debt	Impairment loss on securities	Total
	(in thousands)
Balance, March 31, 2016	$20,301	$96	$12,792	$144	$33,333
Other comprehensive income (loss) before reclassifications	12,712	6	575	—	13,293
Amounts reclassified from accumulated other comprehensive income	—	—	—	—	—
Net current-period other comprehensive income (loss)	12,712	6	575	—	13,293
Balance, June 30, 2016	$33,013	$102	$13,367	$144	$46,626

Balance, March 31, 2015	$23,279	$—	$16,115	$144	$39,538
SERP assumed in Bridge acquisition	—	337	—	—	337
Other comprehensive (loss) income before reclassifications	(8,378)	—	(4,756)	—	(13,134)
Amounts reclassified from accumulated other comprehensive income	(34)	—	—	—	(34)
Net current-period other comprehensive (loss) income	(8,412)	337	(4,756)	—	(12,831)
Balance, June 30, 2015	$14,867	$337	$11,359	$144	$26,707

	Six Months Ended June 30,
	Unrealized holding gains (losses) on AFS	Unrealized holding gains (losses) on SERP	Unrealized holding gains (losses) on junior subordinated debt	Impairment loss on securities	Total
	(in thousands)
Balance, December 31, 2015	$9,993	$90	$12,033	$144	$22,260
Other comprehensive income (loss) before reclassifications	23,731	12	1,334	—	25,077
Amounts reclassified from accumulated other comprehensive income	(711)	—	—	—	(711)
Net current-period other comprehensive income (loss)	23,020	12	1,334	—	24,366
Balance, June 30, 2016	$33,013	$102	$13,367	$144	$46,626

Balance, January 1, 2015	$16,495	$—	$16,309	$144	$32,948
SERP assumed in Bridge acquisition	—	337	—	—	337
Other comprehensive (loss) income before reclassifications	(1,225)	—	(4,950)	—	(6,175)
Amounts reclassified from accumulated other comprehensive income	(403)	—	—	—	(403)
Net current-period other comprehensive (loss) income	(1,628)	337	(4,950)	—	(6,241)
Balance, June 30, 2015	$14,867	$337	$11,359	$144	$26,707
The following table presents reclassifications out of accumulated other comprehensive income:

	Three Months Ended June 30,		Six Months Ended June 30,
Income Statement Classification	2016	2015	2016	2015
	(in thousands)
Gain (loss) on sales of investment securities, net	$—	$55	$1,001	$644
Income tax (expense) benefit	—	(21)	(290)	(241)
Net of tax	$—	$34	$711	$403
9. DERIVATIVES AND HEDGING ACTIVITIES
The Company is a party to various derivative instruments. Derivative instruments are contracts between two or more parties that have a notional amount and an underlying variable, require a small or no initial investment, and allow for the net settlement of positions. A derivative’s notional amount serves as the basis for the payment provision of the contract and takes the form of units, such as shares or dollars. A derivative’s underlying variable is a specified interest rate, security price, commodity price, foreign exchange rate, index, or other variable. The interaction between the notional amount and the underlying variable determines the number of units to be exchanged between the parties and influences the fair value of the derivative contract.
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
As of June 30, 2016, December 31, 2015, and June 30, 2015, the Company does not have any significant outstanding cash flow hedges or free-standing derivatives.

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
The Company has entered into pay fixed/receive variable interest rate swaps designated as fair value hedges of certain fixed rate loans. As a result, the Company receives variable-rate interest payments in exchange for making fixed-rate payments over the lives of the contracts without exchanging the notional amounts.
The Company has also entered into pay variable/receive fixed interest rate swaps, designated as fair value hedges on its fixed rate subordinated debt offerings. As a result, the Company is paying a floating rate of three month LIBOR plus 3.16% and is receiving semi-annual fixed payments of 5.00% to match the payments on the $150.0 million subordinated debt. For the fair value hedge on the Company's subordinated debentures issued on June 16, 2016, the Company is paying a floating rate of three month LIBOR plus 3.25% and is receiving quarterly fixed payments of 6.25% to match the payments on the debt.
Fair Values, Volume of Activity, and Gain/Loss Information Related to Derivative Instruments
The following table summarizes the fair values of the Company's derivative instruments on a gross and net basis as of June 30, 2016, December 31, 2015, and June 30, 2015. The change in the notional amounts of these derivatives from December 31, 2015 to June 30, 2016 indicates the volume of the Company's derivative transaction activity during these periods. The derivative asset and liability balances are presented on a gross basis, prior to the application of bilateral collateral and master netting agreements. Total derivative assets and liabilities are adjusted to take into account the impact of legally enforceable master netting agreements that allow the Company to settle all derivative contracts with the same counterparty on a net basis and to offset the net derivative position with the related collateral. Where master netting agreements are not in effect or are not enforceable under bankruptcy laws, the Company does not adjust those derivative amounts with counterparties. The fair value of derivative contracts, after taking into account the effects of master netting agreements, is included in other assets or other liabilities in the Consolidated Balance Sheets, as indicated in the following table:

	June 30, 2016			December 31, 2015			June 30, 2015
		Fair Value			Fair Value			Fair Value
	Notional Amount	Derivative Assets	Derivative Liabilities	Notional Amount	Derivative Assets	Derivative Liabilities	Notional Amount	Derivative Assets	Derivative Liabilities
	(in thousands)
Derivatives designated as hedging instruments:
Fair value hedges
Interest rate swaps	$970,382	$7,757	$107,097	$800,478	$3,569	$64,785	$828,036	$198	$49,037
Total	970,382	7,757	107,097	800,478	3,569	64,785	828,036	198	49,037
Netting adjustments (1)	—	—	—	—	—	—	—	—	—
Net derivatives in the balance sheet	$970,382	$7,757	$107,097	$800,478	$3,569	$64,785	$828,036	$198	$49,037

(1)	Netting adjustments represent the amounts recorded to convert derivative balances from a gross basis to a net basis in accordance with the applicable accounting guidance.

Fair value hedges
An assessment of effectiveness is performed at initiation of a hedge and on a quarterly basis thereafter. All of the Company's fair value hedges remained “highly effective” as of June 30, 2016, December 31, 2015, and June 30, 2015.
The following table summarizes the gains (losses) on fair value hedges for the three and six months ended June 30, 2016 and 2015, all of which are recorded in other non-interest income.

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in thousands)
Hedge of Fixed Rate Loans (1)
Loss on "pay fixed" swap	$(18,115)	$24,003	$(42,312)	$8,773
Gain on receive fixed rate loans	18,122	(23,988)	42,319	(8,752)
Net ineffectiveness	$7	$15	$7	$21
Hedge of Fixed Rate Subordinated Debt Issuances (1)
Gain on "receive fixed" swap	$3,024	$198	$4,189	$198
Loss on subordinated debt	(3,024)	(198)	(4,189)	(198)
Net ineffectiveness	$—	$—	$—	$—

(1)
The fair value of derivatives contracts are carried as other assets and other liabilities in the Consolidated Balance Sheets. The effective portion of hedging gains (losses) is recorded as basis adjustments to the underlying hedged asset or liability. Gains and losses on both the hedging derivative and hedged item are recorded through non-interest income with a resulting net income impact for the amount of ineffectiveness.

Counterparty Credit Risk
Like other financial instruments, derivatives contain an element of credit risk. This risk is measured as the expected positive replacement value of the contracts. Management generally enters into bilateral collateral and master netting agreements that provide for the net settlement of all contracts with the same counterparty. Additionally, management monitors counterparty credit risk exposure on each contract to determine appropriate limits on the Company's total credit exposure across all product types. In general, the Company has a zero credit threshold with regard to derivative exposure with counterparties. Management reviews the Company's collateral positions on a daily basis and exchanges collateral with counterparties in accordance with standard ISDA documentation and other related agreements. The Company generally posts collateral in the form of highly rated securities issued by the U.S. Treasury or government-sponsored enterprises, such as GNMA, FNMA, and FHLMC. The total collateral posted by the Company for derivatives in a net liability position totaled $107.1 million at June 30, 2016, $61.7 million at December 31, 2015, and $46.7 million at June 30, 2015.
The following table summarizes the Company's largest exposure to an individual counterparty at the dates indicated for derivatives in net asset positions:

	June 30, 2016	December 31, 2015	June 30, 2015
	(in thousands)
Largest gross exposure (derivative asset) to an individual counterparty	$7,556	$3,569	$198
Collateral posted by this counterparty	7,680	4,680	—
Derivative liability with this counterparty	—	—	—
Collateral pledged to this counterparty	—	1,340	—
Net exposure after netting adjustments and collateral	$—	$229	$198
Credit Risk Contingent Features
Management has entered into certain derivative contracts that require the Company to post collateral to the counterparties when these contracts are in a net liability position. Conversely, the counterparties may post collateral when these contracts are in a net asset position. The amount of collateral to be posted is based on the amount of the net liability and exposure thresholds. As of June 30, 2016, December 31, 2015, and June 30, 2015 the aggregate fair value of all derivative contracts with credit risk contingent features (i.e., those containing collateral posting provisions) held by the Company that were in a net liability position totaled $107.1 million, $64.8 million, and $49.0 million, respectively. As of June 30, 2016, the Company was in an over-collateralized net position of $28.7 million after considering $135.8 million of collateral held in the form of securities. As of December 31, 2015 and June 30, 2015, the Company was in an over-collateralized position of $15.5 million and $18.0 million, respectively.

10. EARNINGS PER SHARE
Diluted EPS is based on the weighted average outstanding common shares during each period, including common stock equivalents. Basic EPS is based on the weighted average outstanding common shares during the period.
The following table presents the calculation of basic and diluted EPS:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in thousands, except per share amounts)
Weighted average shares - basic	102,688	88,177	102,294	88,059
Dilutive effect of stock awards	784	505	713	508
Weighted average shares - diluted	103,472	88,682	103,007	88,567
Net income available to common stockholders	$61,614	$39,228	$122,946	$79,435
Earnings per share - basic	0.60	0.44	1.20	0.90
Earnings per share - diluted	0.60	0.44	1.19	0.90
The Company had no anti-dilutive stock options outstanding at each of the periods ended June 30, 2016 and 2015.
11. INCOME TAXES
The effective tax rate was 29.94% and 25.59% for the three months ended June 30, 2016 and 2015, respectively. For the six months ended June 30, 2016 and 2015, the Company's effective tax rate was 27.16% and 25.83%, respectively. The increase in the effective tax rate for the six months ended June 30, 2016 is due primarily to an increase in projected pre-tax book income without corresponding tax deductible items.
Deferred tax assets and liabilities are included in the Consolidated Financial Statements at currently enacted income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be reversed. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes.
For the six months ended June 30, 2016, the net deferred tax assets decreased $21.1 million to $65.3 million. This overall decrease in the net deferred tax asset was primarily the result of decreases to deferred tax assets from a change in fair market value of junior subordinated debt and AFS securities, expected use of AMT credit carryovers, vesting of stock-based compensation awards, and fair market value adjustments related to acquired loans.
Although realization is not assured, the Company believes that the realization of the recognized deferred tax asset of $65.3 million at June 30, 2016 is more-likely-than-not based on expectations as to future taxable income and based on available tax planning strategies within the meaning of ASC 740, Income Taxes, that could be implemented if necessary to prevent a carryover from expiring.
At each of the periods ended June 30, 2016 and December 31, 2015, the Company had no deferred tax valuation allowance.
The deferred tax asset related to federal and state NOL carryovers outstanding at June 30, 2016 and December 31, 2015 available to reduce the tax liability in future years totaled $9.2 million and $9.3 million, respectively. The respective $9.2 million and $9.3 million of tax benefits relate entirely to federal NOL carryovers (subject to an annual limitation imposed by IRC Section 382). The Company’s ability to use federal NOL carryovers, as well as its ability to use certain future tax deductions called NUBILs associated with the Company's acquisitions is subject to annual limitations. In management’s opinion, it is more-likely-than-not that the results of future operations will generate sufficient taxable income to realize all of the deferred tax benefits related to these NOL carryovers and NUBILs.
At each of the periods ended June 30, 2016 and December 31, 2015, the total amount of unrecognized tax benefits, net of associated deferred tax benefit, that would impact the effective tax rate, if recognized, was $0.7 million.
Interest and penalties related to unrecognized tax benefits are recognized as part of the provision for income taxes. During each of the three and six months ended June 30, 2016 and 2015, the Company recognized no amounts for penalties associated with unrecognized tax benefits and no amounts for interest.
At each of the periods ended June 30, 2016 and December 31, 2015, the Company has accrued a $0.1 million liability for penalties and a $0.1 million liability for interest.

Investments in LIHTC
The Company invests in LIHTC funds that are designed to generate a return primarily through the realization of federal tax credits.
Investments in LIHTC and unfunded LIHTC obligations are included as part of other assets and other liabilities, respectively, in the Consolidated Balance Sheets and total $171.5 million and $70.4 million, respectively, as of June 30, 2016, compared to $152.7 million and $61.2 million as of December 31, 2015. For the three months ended June 30, 2016 and 2015, $3.8 million and $2.2 million of amortization related to LIHTC investments was recognized as a component of income tax expense, respectively. For the six months ended June 30, 2016 and 2015, $8.2 million and $5.6 million of amortization related to LIHTC investments was recognized as a component of income tax expense, respectively.
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
A summary of the contractual amounts for unfunded commitments and letters of credit are as follows:

	June 30, 2016	December 31, 2015
	(in thousands)
Commitments to extend credit, including unsecured loan commitments of $353,644 at June 30, 2016 and $341,374 at December 31, 2015	$3,895,885	$3,624,578
Credit card commitments and financial guarantees	54,270	57,966
Standby letters of credit, including unsecured letters of credit of $10,380 at June 30, 2016 and $4,257 at December 31, 2015	53,448	50,659
Total	$4,003,603	$3,733,203
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
The Company has exposure to credit losses from unfunded commitments and letters of credit. As funds have not been disbursed on these commitments, they are not reported as loans outstanding. Credit losses related to these commitments are not included in the allowance for credit losses reported in "Note 3. Loans, Leases and Allowance for Credit Losses" of these Consolidated Financial Statements and are accounted for as a separate loss contingency. This loss contingency for unfunded loan commitments and letters of credit was $10.8 million (including $7.0 million related to loans acquired in the GE asset purchase) and $3.3 million as of June 30, 2016 and December 31, 2015, respectively. Changes to this liability are adjusted through non-interest expense.

Concentrations of Lending Activities
The Company’s lending activities are driven in large part by the customers served in the market areas where the Company has branch offices in the states of Arizona, Nevada, and California. Despite the geographic concentration of lending activities, the Company does not have a single external customer from which it derives 10% or more of its revenues. The Company monitors concentrations within four broad categories: geography, industry, product, and collateral. The Company's loan portfolio includes significant credit exposure to the CRE market. As of the periods ended June 30, 2016 and December 31, 2015, CRE related loans accounted for approximately 54% and 49% of total loans, respectively. Substantially all of these loans are secured by first liens with an initial loan to value ratio of generally not more than 75%. Approximately 36% and 48% of these CRE loans, excluding construction and land loans, were owner-occupied at June 30, 2016 and December 31, 2015, respectively.
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
Lease Commitments
The Company leases the majority of its office locations and many of these leases contain multiple renewal options and provisions for increased rents. Total rent expense of $2.8 million and $1.6 million for three months ended June 30, 2016 and 2015, respectively, was included in occupancy expense. For the six months ended June 30, 2016 and 2015, total rent expense was $5.3 million and $3.2 million, respectively.
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

For the three and six months ended June 30, 2016 and 2015 gains and losses from fair value changes were as follows:

	Changes in Fair Values for Items Measured at Fair Value Pursuant to Election of the Fair Value Option
	Unrealized Gain/(Loss) on Assets and Liabilities Measured at Fair Value, Net	Interest Income on Securities	Interest Expense on Junior Subordinated Debt	Total Changes Included in Current-Period Earnings	Total Changes Included in OCI, Net of Tax
	(in thousands)
Three Months Ended June 30, 2016
Securities measured at fair value	$(1)	$—	$—	$(1)	$—
Junior subordinated debt	1,006	—	693	693	575
Total	$1,005	$—	$693	$692	$575
Six Months Ended June 30, 2016
Securities measured at fair value	$(6)	$—	$—	$(6)	$—
Junior subordinated debt	2,218	—	1,373	1,373	1,334
Total	$2,212	$—	$1,373	$1,367	$1,334
Three Months Ended June 30, 2015
Securities measured at fair value	$(9)	$1	$—	$(8)	$—
Junior subordinated debt	(7,736)	—	451	451	(4,756)
Total	$(7,745)	$1	$451	$443	$(4,756)
Six Months Ended June 30, 2015
Securities measured at fair value	$(14)	$1	$—	$(13)	$—
Junior subordinated debt	(8,045)	—	892	892	(4,950)
Total	$(8,059)	$1	$892	$879	$(4,950)
There were no net gains or losses recognized during the three and six months ended June 30, 2016 and 2015 on trading securities sold during the period.
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
AFS securities: CRA investments, preferred stock, and U.S. treasury securities are reported at fair value utilizing Level 1 inputs. With the exception of CDO securities, other securities classified as AFS are reported at fair value utilizing Level 2 inputs. For these securities, the Company obtains fair value measurements from an independent pricing service. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information, and the bond’s terms and conditions, among other things. The Company estimates the fair value of CDO securities utilizing Level 3 inputs, which include pricing indications from comparable securities.
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
As of June 30, 2016, the Company estimated the discount rate at 6.16%, which represents an implied credit spread of 5.51% plus three-month LIBOR (0.65%). As of December 31, 2015, the Company estimated the discount rate at 5.67%, which was a 5.06% credit spread plus three-month LIBOR (0.61%).
The fair value of assets and liabilities measured at fair value on a recurring basis was determined using the following inputs as of the periods presented:

	Fair Value Measurements at the End of the Reporting Period Using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
	(in thousands)
June 30, 2016
Assets:
Measured at fair value
Residential MBS issued by GSEs	$—	$1,326	$—	$1,326
Available-for-sale
Collateralized debt obligations	$—	$—	$10,183	$10,183
Commercial MBS issued by GSEs	—	44,498	—	44,498
Corporate debt securities	—	8,362	—	8,362
CRA investments	35,383	—	—	35,383
Municipal obligations	—	346,761	—	346,761
Preferred stock	109,276	—	—	109,276
Private label commercial MBS	—	3,721	—	3,721
Private label residential MBS	—	339,355	—	339,355
Residential MBS issued by GSEs	—	1,207,745	—	1,207,745
Trust preferred securities	—	23,701	—	23,701
U.S. government sponsored agency securities	—	34,003	—	34,003
U.S. treasury securities	2,551	—	—	2,551
Total AFS securities	$147,210	$2,008,146	$10,183	$2,165,539
Loans - HFS	$—	$22,336	$—	$22,336
Derivative assets (1)	—	7,757	—	7,757
Liabilities:
Junior subordinated debt (2)	$—	$—	$44,710	$44,710
Derivative liabilities (1)	—	107,097	—	107,097

(1)
Derivative assets and liabilities relate to interest rate swaps, see "Note 9. Derivatives and Hedging Activities." In addition, the carrying value of loans includes a net positive value of $106,503 and the net carrying value of subordinated debt includes a net negative value of $7,757 as of June 30, 2016, which relates to the effective portion of the hedges put in place to mitigate against fluctuations in interest rates.

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
For the three and six months ended June 30, 2016 and 2015, the change in Level 3 assets and liabilities measured at fair value on a recurring basis was as follows:

	Junior Subordinated Debt
	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in thousands)
Beginning balance	$(45,716)	$(40,746)	$(46,928)	$(40,437)
Transfers into Level 3	—	—	—	—
Total gains (losses) for the period
Included in other comprehensive income (1)	1,006	(7,736)	$2,218	$(8,045)
Ending balance	$(44,710)	$(48,482)	$(44,710)	$(48,482)
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

	CDO Securities
	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in thousands)
Beginning balance	$9,076	$10,520	$10,060	$11,445
Transfers into Level 3	—	—	—	—
Total gains (losses) for the period
Included in other comprehensive income (1)	1,107	284	123	(641)
Ending balance	$10,183	$10,804	$10,183	$10,804

(1)	Total gains (losses) for the period are included in the other comprehensive income line, Unrealized gain (loss) on AFS securities.
For Level 3 liabilities and assets measured at fair value on a recurring basis as of June 30, 2016 and December 31, 2015, the significant unobservable inputs used in the fair value measurements were as follows:

	June 30, 2016	Valuation Technique	Significant Unobservable Inputs	Input Value
	(in thousands)
Junior subordinated debt	$44,710	Discounted cash flow	Implied credit rating of the Company	6.16%
CDO securities	10,183	S&P Model	Pricing indications from comparable securities

	December 31, 2015	Valuation Technique	Significant Unobservable Inputs	Input Value
	(in thousands)
Junior subordinated debt	$46,928	Discounted cash flow	Adjusted Corporate Bond over Treasury Index with comparable credit spread	5.67%
CDO securities	10,060	S&P Model	Pricing indications from comparable securities
The significant unobservable inputs used in the fair value measurement of the Company’s junior subordinated debt as of June 30, 2016 was the implied credit risk for the Company, calculated as the difference between the 20-year 'BB' rated financial index over the corresponding swap index.
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

Fair value on a nonrecurring basis
Certain assets are measured at fair value on a nonrecurring basis. That is, the assets are not measured at fair value on an ongoing basis, but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). The following table presents such assets carried on the balance sheet by caption and by level within the ASC 825 hierarchy:

	Fair Value Measurements at the End of the Reporting Period Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Active Markets for Similar Assets (Level 2)	Unobservable Inputs (Level 3)
	(in thousands)
As of June 30, 2016:
Impaired loans with specific valuation allowance	$14,300	$—	$—	$14,300
Impaired loans without specific valuation allowance (1)	61,869	—	—	61,869
Other assets acquired through foreclosure	49,842	—	—	49,842
As of December 31, 2015:
Impaired loans with specific valuation allowance	$19,629	$—	$—	$19,629
Impaired loans without specific valuation allowance (1)	66,754	—	—	66,754
Other assets acquired through foreclosure	43,942	—	—	43,942

(1)	Excludes loan balances with charge-offs of $33.9 million and $37.8 million as of June 30, 2016 and December 31, 2015, respectively.
For Level 3 assets measured at fair value on a nonrecurring basis as of June 30, 2016 and December 31, 2015, the significant unobservable inputs used in the fair value measurements were as follows:

	June 30, 2016	Valuation Technique(s)		Significant Unobservable Inputs	Range
	(in thousands)
Impaired loans	$76,169	Collateral method	Third party appraisal	Costs to sell	4.0% to 10.0%
		Discounted cash flow method	Discount rate	Contractual loan rate	4.0% to 7.0%
			Scheduled cash collections	Loss given default	0% to 20.0%
			Proceeds from non-real estate collateral	Loss given default	0% to 70.0%
Other assets acquired through foreclosure	49,842	Collateral method	Third party appraisal	Costs to sell	4.0% to 10.0%

	December 31, 2015	Valuation Technique(s)		Significant Unobservable Inputs	Range
	(in thousands)
Impaired loans	$86,383	Collateral method	Third party appraisal	Costs to sell	4.0% to 10.0%
		Discounted cash flow method	Discount rate	Contractual loan rate	4.0% to 7.0%
			Scheduled cash collections	Loss given default	0% to 20.0%
			Proceeds from non-real estate collateral	Loss given default	0% to 70.0%
Other assets acquired through foreclosure	43,942	Collateral method	Third party appraisal	Costs to sell	4.0% to 10.0%

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
Total Level 3 impaired loans had an estimated fair value of $76.2 million and $86.4 million at June 30, 2016 and December 31, 2015, respectively. Impaired loans with a specific valuation allowance had a gross estimated fair value of $20.7 million and $24.3 million at June 30, 2016 and December 31, 2015, respectively, which was reduced by a specific valuation allowance of $6.4 million and $4.7 million, respectively.
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
Fair value is determined, where possible, using market prices derived from an appraisal or evaluation, which are considered to be Level 2. However, certain assumptions and unobservable inputs are often used by the appraiser, therefore qualifying the assets as Level 3 in the fair value hierarchy. In addition, when significant adjustments are based on unobservable inputs, such as when a current appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the resulting fair value measurement has been categorized as a Level 3 measurement. The Company had $49.8 million and $43.9 million of such assets at June 30, 2016 and December 31, 2015, respectively.
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
For the three and six months ended June 30, 2016 and 2015, the Company determined that no securities experienced credit losses.
There is no OTTI balance recognized in comprehensive income as of June 30, 2016 and 2015.

FAIR VALUE OF FINANCIAL INSTRUMENTS
The estimated fair value of the Company’s financial instruments is as follows:

	June 30, 2016
	Carrying Amount	Fair Value
		Level 1	Level 2	Level 3	Total
	(in thousands)
Financial assets:
Investment securities:
HTM	$36,929	$—	$41,162	$—	$41,162
AFS	2,165,539	147,210	2,008,146	10,183	2,165,539
Trading	1,326	—	1,326	—	1,326
Derivative assets	7,757	—	7,757	—	7,757
Loans, net	12,755,743	—	12,536,447	76,169	12,612,616
Accrued interest receivable	60,432	—	60,432	—	60,432
Financial liabilities:
Deposits	$14,201,357	$—	$14,205,415	$—	$14,205,415
Customer repurchases	38,492	—	38,492	—	38,492
Qualifying debt	382,103	—	—	372,447	372,447
Derivative liabilities	107,097	—	107,097	—	107,097
Accrued interest payable	14,368	—	14,368	—	14,368

	December 31, 2015
	Carrying Amount	Fair Value
		Level 1	Level 2	Level 3	Total
	(in thousands)
Financial assets:
Investment securities:
AFS	$1,982,523	$148,914	$1,823,549	$10,060	$1,982,523
Trading	1,481	—	1,481	—	1,481
Derivative assets	3,569	—	3,569	—	3,569
Loans, net	11,017,595	—	10,766,826	86,383	10,853,209
Accrued interest receivable	54,445	—	54,445	—	54,445
Financial liabilities:
Deposits	$12,030,624	$—	$12,034,199	$—	$12,034,199
Customer repurchases	38,155	—	38,155	—	38,155
FHLB advances	150,000	—	150,000	—	150,000
Qualifying debt	210,328	—	—	207,437	207,437
Derivative liabilities	64,785	—	64,785	—	64,785
Accrued interest payable	13,626	—	13,626	—	13,626
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
Interest rate risk exposure is measured using interest rate sensitivity analysis to determine the Company's change in EVE and net interest income resulting from hypothetical changes in interest rates. If potential changes to EVE and net interest income resulting from hypothetical interest rate changes are not within the limits established by the BOD, the BOD may direct management to adjust the asset and liability mix to bring interest rate risk within BOD-approved limits. As of June 30, 2016, the Company’s interest rate risk profile was within BOD-approved limits.

WAB has an ALCO charged with managing interest rate risk within the BOD-approved limits. Limits are structured to prohibit an interest rate risk profile that does not conform to both management and BOD risk tolerances. There is also ALCO reporting at the Parent company level for reviewing interest rate risk for the Company, which gets reported to the BOD and the Finance and Investment Committee.
Fair value of commitments
The estimated fair value of standby letters of credit outstanding at June 30, 2016 and December 31, 2015 was insignificant. Loan commitments on which the committed interest rates were less than the current market rate were also insignificant at June 30, 2016 and December 31, 2015.
14. SEGMENTS
The Company's reportable segments are aggregated based primarily on geographic location, services offered, and markets served. The Company's regional segments, which include Arizona, Nevada, Southern California, and Northern California, provide full service banking and related services to their respective markets. The operations from the regional segments correspond to the following banking divisions: ABA in Arizona, BON and FIB in Nevada, TPB in Southern California, and Bridge in Northern California.
The Company's NBL segments provide specialized banking services to niche markets. With the purchase of GE's domestic select-service hotel franchise loan portfolio on April 20, 2016, management has created a new operating segment called HFF, which is now included as one of the Company's NBL reportable segments. The Company's other NBL reportable segments include HOA Services, Public & Nonprofit Finance, Technology & Innovation, and Other NBLs. These NBLs are managed centrally and are broader in geographic scope than the Company's other segments, though still predominately located within the Company's core market areas. The HOA Services NBL corresponds to the AAB division. The newly created HFF NBL includes the hotel franchise loan portfolio purchased from GE. Public & Nonprofit Finance consists of the operations of Public and Nonprofit Finance. The Technology & Innovation NBL includes the operations of Equity Fund Resources, Life Sciences Group, Renewable Resource Group, and Technology Finance. The Other NBLs segment consists of Corporate Finance, Mortgage Warehouse Lending, and Resort Finance.
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

The following is a summary of selected operating segment information for the periods indicated:

		Regional Segments
Balance Sheet:	Consolidated Company	Arizona	Nevada	Southern California	Northern California
At June 30, 2016	(dollars in millions)
Assets:
Cash, cash equivalents, and investment securities	$2,958.8	$2.4	$9.7	$2.0	$1.9
Loans, net of deferred loan fees and costs	12,877.8	2,897.6	1,727.0	1,801.2	1,139.5
Less: allowance for credit losses	(122.1)	(30.9)	(19.9)	(19.5)	(8.4)
Total loans	12,755.7	2,866.7	1,707.1	1,781.7	1,131.1
Other assets acquired through foreclosure, net	49.8	7.3	21.0	—	0.3
Goodwill and other intangible assets, net	304.3	—	24.2	—	157.5
Other assets	660.2	44.3	60.3	16.4	14.1
Total assets	$16,728.8	$2,920.7	$1,822.3	$1,800.1	$1,304.9
Liabilities:
Deposits	$14,201.4	$3,801.4	$3,623.0	$2,404.0	$1,510.9
Borrowings and qualifying debt	382.1	—	—	—	—
Other liabilities	349.1	11.7	28.6	9.3	9.8
Total liabilities	14,932.6	3,813.1	3,651.6	2,413.3	1,520.7
Allocated equity:	1,796.2	337.6	248.3	205.8	287.2
Total liabilities and stockholders' equity	$16,728.8	$4,150.7	$3,899.9	$2,619.1	$1,807.9
Excess funds provided (used)	—	1,230.0	2,077.6	819.0	503.0

Income Statement:
Three Months Ended June 30, 2016:	(in thousands)
Net interest income (expense)	$163,686	$41,204	$33,464	$25,803	$21,896
Provision for (recovery of) credit losses	2,500	1,703	(1,704)	220	926
Net interest income (expense) after provision for credit losses	161,186	39,501	35,168	25,583	20,970
Non-interest income	8,559	888	2,097	561	2,516
Non-interest expense	(81,804)	(14,550)	(14,824)	(10,635)	(13,481)
Income (loss) before income taxes	87,941	25,839	22,441	15,509	10,005
Income tax expense (benefit)	26,327	10,137	7,855	6,522	4,206
Net income	$61,614	$15,702	$14,586	$8,987	$5,799

Six Months Ended June 30, 2016:	(in thousands)
Net interest income (expense)	$309,397	$79,660	$66,039	$50,231	$45,091
Provision for (recovery of) credit losses	5,000	8,476	(2,517)	250	1,968
Net interest income (expense) after provision for credit losses	304,397	71,184	68,556	49,981	43,123
Non-interest income	21,692	4,569	4,156	1,221	4,942
Non-interest expense	(157,297)	(29,006)	(29,570)	(21,869)	(27,448)
Income (loss) before income taxes	168,792	46,747	43,142	29,333	20,617
Income tax expense (benefit)	45,846	18,339	15,100	12,335	8,669
Net income	$122,946	$28,408	$28,042	$16,998	$11,948

	National Business Lines
Balance Sheet:	HOA Services	HFF	Public & Nonprofit Finance	Technology & Innovation	Other NBL	Corporate & Other
At June 30, 2016	(dollars in millions)
Assets:
Cash, cash equivalents, and investment securities	$—	$—	$—	$—	$—	$2,942.8
Loans, net of deferred loan fees and costs	98.3	1,262.8	1,481.4	943.5	1,498.6	27.9
Less: allowance for credit losses	(1.1)	(0.1)	(16.1)	(9.6)	(16.2)	(0.3)
Total loans	97.2	1,262.7	1,465.3	933.9	1,482.4	27.6
Other assets acquired through foreclosure, net	—	—	—	—	—	21.2
Goodwill and other intangible assets, net	—	0.2	—	122.4	—	—
Other assets	0.3	20.0	14.1	3.7	11.3	475.7
Total assets	$97.5	$1,282.9	$1,479.4	$1,060.0	$1,493.7	$3,467.3
Liabilities:
Deposits	$1,711.3	$—	$—	$963.0	$—	$187.8
Borrowings and qualifying debt	—	—	—	—	—	382.1
Other liabilities	1.4	15.0	105.5	—	36.4	131.4
Total liabilities	1,712.7	15.0	105.5	963.0	36.4	701.3
Allocated equity:	43.6	104.9	89.3	217.4	124.1	138.0
Total liabilities and stockholders' equity	$1,756.3	$119.9	$194.8	$1,180.4	$160.5	$839.3
Excess funds provided (used)	1,658.8	(1,163.0)	(1,284.6)	120.4	(1,333.2)	(2,628.0)

Income Statement:
Three Months Ended June 30, 2016:	(in thousands)
Net interest income (expense)	$9,909	$12,068	$5,026	$16,631	$12,523	$(14,838)
Provision for (recovery of) credit losses	10	—	175	(614)	1,699	85
Net interest income (expense) after provision for credit losses	9,899	12,068	4,851	17,245	10,824	(14,923)
Non-interest income	110	—	7	1,115	235	1,030
Non-interest expense	(5,820)	(2,557)	(1,929)	(7,434)	(3,598)	(6,976)
Income (loss) before income taxes	4,189	9,511	2,929	10,926	7,461	(20,869)
Income tax expense (benefit)	1,571	3,567	1,098	4,097	2,798	(15,524)
Net income	$2,618	$5,944	$1,831	$6,829	$4,663	$(5,345)

Six Months Ended June 30, 2016:	(in thousands)
Net interest income (expense)	$18,541	$12,068	$10,247	$32,940	$23,160	$(28,580)
Provision for (recovery of) credit losses	88	—	(194)	(1,779)	1,937	(3,229)
Net interest income (expense) after provision for credit losses	18,453	12,068	10,441	34,719	21,223	(25,351)
Non-interest income	215	—	3	2,752	870	2,964
Non-interest expense	(11,361)	(2,557)	(3,953)	(14,340)	(7,035)	(10,158)
Income (loss) before income taxes	7,307	9,511	6,491	23,131	15,058	(32,545)
Income tax expense (benefit)	2,740	3,567	2,434	8,674	5,647	(31,659)
Net income	$4,567	$5,944	$4,057	$14,457	$9,411	$(886)

		Regional Segments
Balance Sheet:	Consolidated Company	Arizona	Nevada	Southern California	Northern California
At December 31, 2015	(dollars in millions)
Assets:
Cash, cash equivalents, and investment securities	$2,266.8	$2.3	$9.5	$2.4	$2.4
Loans, net of deferred loan fees and costs	11,136.7	2,811.7	1,737.2	1,761.9	1,188.4
Less: allowance for credit losses	(119.1)	(30.1)	(18.6)	(18.8)	(12.7)
Total loans	11,017.6	2,781.6	1,718.6	1,743.1	1,175.7
Other assets acquired through foreclosure, net	43.9	8.4	20.8	—	0.3
Goodwill and other intangible assets, net	305.4	—	24.8	—	158.2
Other assets	641.4	43.9	62.3	15.7	16.1
Total assets	$14,275.1	$2,836.2	$1,836.0	$1,761.2	$1,352.7
Liabilities:
Deposits	$12,030.6	$2,880.7	$3,382.8	$1,902.5	$1,541.1
Borrowings and qualifying debt	360.3	—	—	—	—
Other liabilities	292.7	12.2	29.0	7.8	11.2
Total liabilities	12,683.6	2,892.9	3,411.8	1,910.3	1,552.3
Allocated equity:	1,591.5	309.2	244.4	191.3	293.2
Total liabilities and stockholders' equity	$14,275.1	$3,202.1	$3,656.2	$2,101.6	$1,845.5
Excess funds provided (used)	—	365.9	1,820.2	340.4	492.8

Income Statement:
Three Months Ended June 30, 2015:	(in thousands)
Net interest income (expense)	$108,718	$32,091	$29,946	$24,070	$5,216
Provision for (recovery of) credit losses	—	826	(3,148)	633	513
Net interest income (expense) after provision for credit losses	108,718	31,265	33,094	23,437	4,703
Non-interest income	5,545	1,008	2,370	850	271
Non-interest expense	(61,209)	(14,600)	(15,032)	(11,858)	(1,913)
Income (loss) before income taxes	53,054	17,673	20,432	12,429	3,061
Income tax expense (benefit)	13,579	6,934	7,151	5,227	1,287
Net income	$39,475	$10,739	$13,281	$7,202	$1,774

Six Months Ended June 30, 2015:	(in thousands)
Net interest income (expense)	$211,826	$61,076	$59,155	$46,560	$9,669
Provision for (recovery of) credit losses	700	158	(2,799)	266	486
Net interest income (expense) after provision for credit losses	211,126	60,918	61,954	46,294	9,183
Non-interest income	11,787	1,947	4,653	1,515	322
Non-interest expense	(115,242)	(29,361)	(29,506)	(23,479)	(3,930)
Income (loss) before income taxes	107,671	33,504	37,101	24,330	5,575
Income tax expense (benefit)	27,813	13,144	12,985	10,231	2,344
Net income	$79,858	$20,360	$24,116	$14,099	$3,231

	National Business Lines
Balance Sheet:	HOA Services	Public & Nonprofit Finance	Technology & Innovation	Other NBL	Corporate & Other
At December 31, 2015	(dollars in millions)
Assets:
Cash, cash equivalents, and investment securities	$—	$—	$—	$—	$2,250.2
Loans, net of deferred loan fees and costs	88.4	1,458.9	770.3	1,280.3	39.6
Less: allowance for credit losses	(0.9)	(15.6)	(8.2)	(13.8)	(0.4)
Total loans	87.5	1,443.3	762.1	1,266.5	39.2
Other assets acquired through foreclosure, net	—	—	—	—	14.4
Goodwill and other intangible assets, net	—	—	122.4	—	—
Other assets	0.2	14.0	2.7	11.5	475.0
Total assets	$87.7	$1,457.3	$887.2	$1,278.0	$2,778.8
Liabilities:
Deposits	$1,291.9	$—	$842.5	$—	$189.1
Borrowings and qualifying debt	—	—	—	—	360.3
Other liabilities	0.5	63.8	—	40.8	127.4
Total liabilities	1,292.4	63.8	842.5	40.8	676.8
Allocated equity:	34.2	87.8	200.9	105.7	124.8
Total liabilities and stockholders' equity	$1,326.6	$151.6	$1,043.4	$146.5	$801.6
Excess funds provided (used)	1,238.9	(1,305.7)	156.2	(1,131.5)	(1,977.2)

Income Statement:
Three Months Ended June 30, 2015:	(in thousands)
Net interest income (expense)	$6,436	$4,903	$—	$13,093	$(7,037)
Provision for (recovery of) credit losses	71	1,469	—	(288)	(76)
Net interest income (expense) after provision for credit losses	6,365	3,434	—	13,381	(6,961)
Non-interest income	80	433	—	(192)	725
Non-interest expense	(4,100)	(1,384)	—	(4,061)	(8,261)
Income (loss) before income taxes	2,345	2,483	—	9,128	(14,497)
Income tax expense (benefit)	880	932	—	3,423	(12,255)
Net income	$1,465	$1,551	$—	$5,705	$(2,242)

Six Months Ended June 30, 2015:	(in thousands)
Net interest income (expense)	$12,204	$9,484	$—	$26,054	$(12,376)
Provision for (recovery of) credit losses	141	2,106	—	413	(71)
Net interest income (expense) after provision for credit losses	12,063	7,378	—	25,641	(12,305)
Non-interest income	153	639	—	245	2,313
Non-interest expense	(8,470)	(2,637)	—	(7,716)	(10,143)
Income (loss) before income taxes	3,746	5,380	—	18,170	(20,135)
Income tax expense (benefit)	1,405	2,018	—	6,814	(21,128)
Net income	$2,341	$3,362	$—	$11,356	$993

15. MERGERS AND ACQUISITIONS

GE Capital US Holdings, Inc. Loan Portfolio

On April 20, 2016, WAB completed its purchase of GE Capital US Holdings, Inc.'s domestic select-service hotel franchise finance loan portfolio, paying cash of $1.27 billion.

Beginning April 20, 2016, the results of the purchased loan portfolio has been reflected in the Company's newly created HFF NBL operating segment. Acquisition / restructure expenses related to the purchase total $1.9 million for the three and six months ended June 30, 2016. The purchase was accounted for under the acquisition method of accounting in accordance with ASC 805. Assets purchased and liabilities assumed were recorded at their respective acquisition date estimated fair values. The fair values of assets acquired and liabilities assumed are subject to adjustment during the first twelve months after the acquisition date if additional information becomes available to indicate a more accurate or appropriate value for an asset or liability. Although measurement period adjustments are not expected to be significant, the fair values of loans and other liabilities are still preliminary as of June 30, 2016.

The recognized amounts of identifiable assets acquired and liabilities assumed are as follows:

April 20, 2016
(in thousands)
Assets:
Loans	$1,280,997
Other assets	3,560
Total assets	$1,284,557
Liabilities:
Other liabilities	$12,559
Total liabilities	12,559
Net assets acquired	$1,271,998
Consideration paid
Cash	$1,272,187
Goodwill	$189

The following table presents pro forma information as if the purchase was completed on January 1, 2015. The pro forma information includes adjustments for interest income on loans acquired and excludes acquisition / restructure expense. The pro forma information is not necessarily indicative of the results of operations as they would have been had the transactions been effected on the assumed dates.

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in thousands, except per share amounts)
Interest income	$172,779	$133,247	$343,664	$260,838
Non-interest income	8,559	5,545	21,692	11,787
Net income available to common stockholders	61,749	38,234	130,240	97,449
Earnings per share - basic	0.60	0.43	1.27	1.11
Earnings per share - diluted	0.60	0.43	1.26	1.10

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

The acquisition was accounted for under the acquisition method of accounting in accordance with ASC 805. Assets purchased and liabilities assumed were recorded at their respective acquisition date estimated fair values. The fair values of assets acquired and liabilities assumed were subject to adjustment during the first twelve months after the acquisition date if additional information became available to indicate a more accurate or appropriate value for an asset or liability.
During the six months ended June 30, 2016, the Company identified $1.5 million in measurement period adjustments from the Bridge acquisition, primarily related to reductions in other assets and accrued liabilities. As the measurement period for the Bridge acquisition ended on June 30, 2016, there will be no additional measurement period adjustments recorded as the fair values of these assets acquired and liabilities assumed are final.

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

	Three Months Ended June 30, 2015:	Six Months Ended June 30, 2015:
	(in thousands, except per share amounts)
Interest income	$139,080	$271,502
Non-interest income	1,840	11,047
Net income available to common stockholders (1)	45,607	90,372
Earnings per share - basic	0.45	0.89
Earnings per share - diluted	0.44	0.88

(1)
Excludes acquisition / restructure related costs incurred by the Company and by Bridge of $7.8 million and $8.0 million for the three and six months ended June 30, 2015, respectively, and acquisition / restructure related costs incurred by Bridge of $5.6 million and $6.8 million for the three and six months ended June 30, 2015, respectively, and related tax effects.

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
Forward-Looking Information
Certain statements contained in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2016 are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements. All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including statements that are related to or are dependent on estimates or assumptions relating to expectations, beliefs, projections, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts.
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
WAB operates the following full-service banking divisions: ABA in Arizona, BON and FIB in Nevada, Bridge in Northern California, and TPB in Southern California. The Company also serves business customers through a national platform of specialized financial services including AAB, Corporate Finance, Equity Fund Resources, HFF, Life Sciences Group, Mortgage Warehouse Lending, Public and Nonprofit Finance, Renewable Resource Group, Resort Finance, and Technology Finance. In addition, the Company has one non-bank subsidiary, LVSP, which holds and manages certain non-performing loans and OREO.

Financial Result Highlights for the Second Quarter of 2016

•	Net income of $61.6 million, compared to $39.5 million for the second quarter 2015

•	Diluted earnings per share of $0.60, compared to $0.44 per share for the second quarter 2015

•	Total loans of $12.88 billion, up $1.74 billion from December 31, 2015

•	Total deposits of $14.20 billion, up $2.17 billion from December 31, 2015

•	Net interest margin of 4.63%, compared to 4.41% in the second quarter 2015

•
Net operating revenue of $172.2 million, constituting year-over-year growth of 50.7%, or $57.9 million. Operating non-interest expense of $77.8 million resulted in year-over-year growth of 42.5%, or $23.2 million[1]

•	Operating pre-provision net revenue of $94.5 million, up 58.2% from $59.7 million in the second quarter 2015[1]

•	Efficiency ratio of 43.0% in the second quarter 2016, compared to 44.7% in the second quarter 2015[1]

•	Nonperforming assets (nonaccrual loans and repossessed assets) decreased to 0.54% of total assets, from 0.88% at June 30, 2015

•	Annualized net recoveries to average loans outstanding of 0.01%, compared to 0.13% at June 30, 2015

•	Qualifying debt of $382.1 million, an increase of $171.8 million from December 31, 2015 due to issuance of long-term subordinated debt

•	Tangible common equity ratio of 9.1%, compared to 8.7% at June 30, 2015[1]

•	Stockholders' equity of $1.80 billion, an increase of $281.5 million from June 30, 2015 as a result of net income and ATM common stock issuances

•	Tangible book value per share, net of tax, of $14.25, an increase of 26.7% from $11.25 at June 30, 2015[1]
The impact to the Company from these items, and others of both a positive and negative nature, are discussed in more detail below as they pertain to the Company’s overall comparative performance for the three and six months ended June 30, 2016. As a bank holding company, management focuses on key ratios in evaluating the Company's financial condition and results of operations.
1 See Non-GAAP Financial Measures section beginning on page 62.
Results of Operations and Financial Condition
A summary of the Company's results of operations, financial condition, and select metrics are included in the following tables:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in thousands, except per share amounts)
Net income available to common stockholders	$61,614	$39,228	$122,946	$79,435
Earnings per share applicable to common stockholders - basic	0.60	0.44	1.20	0.90
Earnings per share applicable to common stockholders - diluted	0.60	0.44	1.19	0.90
Net interest margin	4.63%	4.41%	4.60%	4.38%
Return on average assets	1.55	1.41	1.62	1.46
Return on average tangible common equity	17.36	16.03	17.88	16.64

	June 30, 2016	December 31, 2015
	(in thousands)
Total assets	$16,728,767	$14,275,089
Loans, net of deferred loan fees and costs	12,877,847	11,136,663
Total deposits	14,201,357	12,030,624

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

	June 30, 2016	December 31, 2015
	(in thousands)
Non-accrual loans	$39,685	$48,381
Non-performing assets	161,526	166,058
Non-accrual loans to gross loans	0.31%	0.44%
Net (recoveries) charge-offs to average loans (1)	(0.01)%	(0.06)%
(1)     Annualized for the three months ended June 30, 2016. Actual year-to-date for the year ended December 31, 2015.
Asset and Liability Growth
The Company’s assets and liabilities are comprised primarily of loans and deposits. Therefore, the ability to originate new loans and attract new deposits is fundamental to the Company’s growth. Total assets increased to $16.73 billion at June 30, 2016 from $14.28 billion at December 31, 2015. Total loans, including HFS loans, increased by $1.74 billion to $12.88 billion as of June 30, 2016, compared to $11.14 billion as of December 31, 2015. This loan growth primarily relates to the hotel franchise loan portfolio purchase. Total deposits increased $2.17 billion, or 18.0%, to $14.20 billion as of June 30, 2016 from $12.03 billion as of December 31, 2015.
RESULTS OF OPERATIONS
The following table sets forth a summary financial overview for the comparable periods:

	Three Months Ended June 30,		Increase	Six Months Ended June 30,		Increase
	2016	2015	(Decrease)	2016	2015	(Decrease)
	(in thousands, except per share amounts)
Consolidated Income Statement Data:
Interest income	$174,089	$116,618	$57,471	$328,345	$227,580	$100,765
Interest expense	10,403	7,900	2,503	18,948	15,754	3,194
Net interest income	163,686	108,718	54,968	309,397	211,826	97,571
Provision for credit losses	2,500	—	2,500	5,000	700	4,300
Net interest income after provision for credit losses	161,186	108,718	52,468	304,397	211,126	93,271
Non-interest income	8,559	5,545	3,014	21,692	11,787	9,905
Non-interest expense	81,804	61,209	20,595	157,297	115,242	42,055
Income before income taxes	87,941	53,054	34,887	168,792	107,671	61,121
Income tax expense	26,327	13,579	12,748	45,846	27,813	18,033
Net income	61,614	39,475	22,139	122,946	79,858	43,088
Net income available to common stockholders	$61,614	$39,228	$22,386	$122,946	$79,435	$43,511
Earnings per share applicable to common stockholders - basic	$0.60	$0.44	$0.16	$1.20	$0.90	$0.30
Earnings per share applicable to common stockholders - diluted	$0.60	$0.44	$0.16	$1.19	$0.90	$0.29

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
Operating PPNR
Pre-provision net revenue is defined by the Federal Reserve in SR 14-3, which requires companies subject to the rule to project PPNR over the planning horizon for each of the economic scenarios defined annually by the regulators. Banking regulations define PPNR as net interest income plus non-interest income less non-interest expense. Management has further adjusted this metric to exclude any non-recurring or non-operational elements of non-interest income or non-interest expense, which are outlined in the table below. Management feels that this is an important metric as it illustrates the underlying performance of the Company, it enables investors and others to assess the Company’s ability to generate capital to cover credit losses through the credit cycle, and provides consistent reporting with a key metric used by bank regulatory agencies.
The following table shows the components of operating PPNR for the three and six months ended June 30, 2016 and 2015:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in thousands)
Total non-interest income	$8,559	$5,545	$21,692	$11,787
Less:
Gain (loss) on sales of investment securities, net (1)	—	55	1,001	644
Unrealized gains (losses) on assets and liabilities measured at fair value, net (1)	6	(10)	1	(10)
(Loss) on extinguishment of debt	—	(81)	—	(81)
Total operating non-interest income	8,553	5,581	20,690	11,234
Plus: net interest income	163,686	108,718	309,397	211,826
Net operating revenue	$172,239	$114,299	$330,087	$223,060
Total non-interest expense	$81,804	$61,209	$157,297	$115,242
Less:
Net (gain) loss on sales / valuations of repossessed and other assets (1)	357	(1,218)	55	(1,569)
Acquisition / restructure expense (1)	3,662	7,842	3,662	8,001
Total operating non-interest expense	$77,785	$54,585	$153,580	$108,810
Operating pre-provision net revenue (2)	$94,454	$59,714	$176,507	$114,250
Plus:
Non-operating revenue adjustments	6	(36)	1,002	553
Less:
Provision for credit losses	2,500	—	5,000	700
Non-operating expense adjustments	4,019	6,624	3,717	6,432
Income tax expense	26,327	13,579	45,846	27,813
Net income	$61,614	$39,475	$122,946	$79,858

(1)	The operating PPNR non-GAAP performance metric is adjusted to exclude the effects of this non-operational item.

(2)	There were no adjustments made for non-recurring items during the three and six months ended June 30, 2016 and 2015.

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

	June 30, 2016	December 31, 2015
	(dollars and shares in thousands)
Total stockholders' equity	$1,796,210	$1,591,502
Less: goodwill and intangible assets	304,289	305,354
Total tangible common equity	1,491,921	1,286,148
Plus: deferred tax - attributed to intangible assets	5,594	6,093
Total tangible common equity, net of tax	$1,497,515	$1,292,241

Total assets	$16,728,767	$14,275,089
Less: goodwill and intangible assets, net	304,289	305,354
Tangible assets	16,424,478	13,969,735
Plus: deferred tax - attributed to intangible assets	5,594	6,093
Total tangible assets, net of tax	$16,430,072	$13,975,828

Tangible equity ratio	9.1%	9.2%
Tangible common equity ratio	9.1	9.2
Common shares outstanding	105,084	103,087
Tangible book value per share, net of tax	$14.25	$12.54
Efficiency Ratio
The following table shows the components used in the calculation of the efficiency ratio, which management uses as a metric for assessing cost efficiency:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(dollars in thousands)
Total operating non-interest expense	$77,785	$54,585	$153,580	$108,810

Divided by:
Total net interest income	$163,686	$108,718	$309,397	$211,826
Plus:
Tax equivalent interest adjustment	8,704	7,878	17,138	15,267
Operating non-interest income	8,553	5,581	20,690	11,234
Net operating revenue - TEB	$180,943	$122,177	$347,225	$238,327

Efficiency ratio - TEB	43.0%	44.7%	44.2%	45.7%

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

	June 30, 2016	December 31, 2015
	(dollars in thousands)
Allowance for credit losses	$122,104	$119,068
Plus: remaining credit marks
Acquired performing loans	45,225	12,154
Purchased credit impaired loans	16,438	8,491
Adjusted allowance for credit losses	$183,767	$139,713

Gross loans held for investment and deferred fees, net	$12,855,511	$11,112,854
Plus: remaining credit marks
Acquired performing loans	45,225	12,154
Purchased credit impaired loans	16,438	8,491
Adjusted loans, net of deferred fees and costs	$12,917,174	$11,133,499

Allowance for credit losses to gross loans	0.95%	1.07%
Allowance for credit losses to gross loans, adjusted for acquisition accounting	1.42%	1.25%

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

	June 30, 2016	December 31, 2015
	(dollars in thousands)
Common Equity Tier 1:
Common Equity	$1,796,210	$1,591,502
Less:
Non-qualifying goodwill and intangibles	295,204	293,487
Disallowed deferred tax asset	4,131	5,001
AOCI related adjustments	33,259	10,228
Unrealized gain on changes in fair value liabilities	10,203	6,309
Common Equity Tier 1 (regulatory)	$1,453,413	$1,276,477
Divided by: Risk-weighted assets (regulatory)	$15,189,237	$13,193,563
Common Equity Tier 1 ratio	9.6%	9.7%

Common Equity Tier 1 (regulatory)	$1,453,413	$1,276,477
Plus:
Trust preferred securities	81,500	81,500
Less:
Disallowed deferred tax asset	2,754	7,502
Unrealized gain on changes in fair value liabilities	6,802	9,464
Tier 1 capital	$1,525,357	$1,341,011

Total Capital:
Tier 1 capital (regulatory)	$1,525,357	$1,341,011
Plus:
Subordinated debt	303,956	140,097
Qualifying allowance for credit losses	122,104	119,068
Other	3,875	3,296
Less: Tier 2 qualifying capital deductions	—	—
Tier 2 capital	$429,935	$262,461

Total capital	$1,955,292	$1,603,472

Total capital ratio	12.9%	12.2%

Classified assets to Common Equity Tier 1 plus allowance for credit losses:
Classified assets	$219,319	$221,126
Divided by:
Tier 1 capital (regulatory)	1,525,357	1,341,011
Plus: Allowance for credit losses	122,104	119,068
Total Common Equity Tier 1 plus allowance for credit losses	$1,647,461	$1,460,079

Classified assets to Common Equity Tier 1 plus allowance	13.3%	15.1%

Net Interest Margin
The net interest margin is reported on a TEB. A tax equivalent adjustment is added to reflect interest earned on certain municipal securities and loans that are exempt from federal income tax. The following tables set forth the average balances, interest income, interest expense, and average yield (on a fully TEB) for the periods indicated:

	Three Months Ended June 30,
	2016			2015
	Average Balance	Interest	Average Yield / Cost	Average Balance	Interest	Average Yield / Cost
	(dollars in thousands)
Interest earning assets
Commercial	$5,365,035	$63,621	5.24%	$3,645,249	$35,552	4.59%
Commercial real estate - non-owner occupied	3,257,651	47,452	5.83	2,127,590	29,532	5.55
Commercial real estate - owner occupied	2,012,668	25,715	5.11	1,890,193	24,132	5.11
Construction and land development	1,293,659	19,094	5.90	854,434	12,575	5.89
Residential real estate	299,849	3,383	4.51	291,672	3,244	4.45
Consumer	35,679	428	4.80	26,135	408	6.24
Loans held for sale	22,762	322	5.66	2,473	25	4.04
Total loans (1) (2) (3)	12,287,303	160,015	5.43	8,837,746	105,468	5.06
Securities - taxable (1)	1,547,833	8,514	2.20	1,043,257	5,793	2.22
Securities - tax-exempt	469,637	4,357	5.44	380,303	3,483	5.36
Total securities	2,017,470	12,871	2.95	1,423,560	9,276	3.06
Other	597,542	1,203	0.81	309,437	1,874	2.42
Total interest earning assets	14,902,315	174,089	4.91	10,570,743	116,618	4.71
Non-interest earning assets
Cash and due from banks	134,174			118,581
Allowance for credit losses	(120,373)			(114,892)
Bank owned life insurance	163,694			143,214
Other assets	832,648			459,075
Total assets	$15,912,458			$11,176,721
Interest-bearing liabilities
Interest-bearing deposits:
Interest-bearing transaction accounts	$1,194,171	$504	0.17%	$971,609	$414	0.17%
Savings and money market	5,837,403	4,978	0.34	4,213,013	2,975	0.28
Time certificates of deposit	1,757,158	2,196	0.50	1,834,352	1,973	0.43
Total interest-bearing deposits	8,788,732	7,678	0.35	7,018,974	5,362	0.31
Short-term borrowings	153,063	211	0.55	177,799	1,774	3.99
Long-term debt	—	—	—	107,692	284	1.05
Qualifying debt	227,510	2,514	4.42	44,096	480	4.35
Total interest-bearing liabilities	9,169,305	10,403	0.45	7,348,561	7,900	0.43
Non-interest-bearing liabilities
Non-interest-bearing demand deposits	4,772,582			2,593,543
Other liabilities	246,742			148,371
Stockholders’ equity	1,723,829			1,086,246
Total liabilities and stockholders' equity	$15,912,458			$11,176,721
Net interest income and margin (4)		$163,686	4.63%		$108,718	4.41%
Net interest spread (5)			4.46%			4.28%

(1)	Yields on loans and securities have been adjusted to a TEB. The taxable-equivalent adjustment was $8.7 million and $7.9 million for the three months ended June 30, 2016 and 2015, respectively.

(2)	Net loan fees of $10.5 million and $6.0 million are included in the yield computation for the three months ended June 30, 2016 and 2015, respectively.

(3)	Includes non-accrual loans.

(4)	Net interest margin is computed by dividing net interest income by total average earning assets and annualized based on a 30 day month and 360 day year.

(5)	Net interest spread represents average yield earned on interest-earning assets less the average rate paid on interest bearing liabilities.

	Six Months Ended June 30,
	2016			2015
	Average Balance	Interest	Average Yield / Cost	Average Balance	Interest	Average Yield / Cost
	(dollars in thousands)
Interest earning assets
Commercial	$5,262,789	$124,546	5.24%	$3,616,638	$70,132	4.54%
Commercial real estate - non-owner occupied	2,765,047	78,405	5.67	2,087,325	57,363	5.50
Commercial real estate - owner occupied	2,037,019	51,901	5.10	1,845,136	46,699	5.06
Construction and land development	1,229,881	36,589	5.95	821,662	24,013	5.84
Residential real estate	305,680	6,891	4.51	293,740	6,788	4.62
Consumer	32,251	794	4.92	27,361	839	6.13
Loans held for sale	23,452	675	5.76	1,243	25	4.02
Total Loans (1), (2), (3)	11,656,119	299,801	5.37	8,693,105	205,859	5.01
Securities - taxable (1)	1,558,093	17,851	2.29	1,069,238	12,085	2.26
Securities - tax-exempt	462,183	8,528	5.33	382,074	6,979	5.35
Total securities	2,020,276	26,379	2.99	1,451,312	19,064	3.07
Other	507,521	2,165	0.85	223,283	2,657	2.38
Total interest earnings assets	14,183,916	328,345	4.87	10,367,700	227,580	4.68
Non-interest earning assets
Cash and due from banks	137,462			118,337
Allowance for credit losses	(120,953)			(112,955)
Bank owned life insurance	163,238			142,792
Other assets	827,638			454,616
Total assets	$15,191,301			$10,970,490
Interest-bearing liabilities
Interest-bearing deposits:
Interest bearing transaction accounts	$1,143,028	$959	0.17%	$945,943	$808	0.17%
Savings and money market	5,585,654	9,012	0.32	4,062,052	5,751	0.28
Time certificates of deposits	1,659,327	3,950	0.48	1,884,643	3,949	0.42
Total interest-bearing deposits	8,388,009	13,921	0.33	6,892,638	10,508	0.30
Short-term borrowings	102,942	329	0.64	177,647	3,525	3.97
Long-term debt	—	—	—	154,581	801	1.04
Qualifying debt	213,474	4,698	4.40	42,278	920	4.35
Total interest-bearing liabilities	8,704,425	18,948	0.44	7,267,144	15,754	0.43
Non-interest-bearing liabilities
Non-interest-bearing demand deposits	4,561,357			2,482,314
Other liabilities	245,614			162,658
Stockholders’ equity	1,679,905			1,058,374
Total liabilities and stockholders' equity	$15,191,301			$10,970,490
Net interest income and margin (4)		$309,397	4.60%		$211,826	4.38%
Net interest spread (5)			4.43%			4.25%

(1)	Yields on loans and securities have been adjusted to a TEB. The taxable-equivalent adjustment was $17.1 million and $15.3 million for the six months ended June 30, 2016 and 2015, respectively.

(2)	Net loan fees of $20.7 million and $11.2 million are included in the yield computation for the six months ended June 30, 2016 and 2015, respectively.

(3)	Includes non-accrual loans.

(4)	Net interest margin is computed by dividing net interest income by total average earning assets and annualized based on a 30 day month and 360 day year.

(5)	Net interest spread represents average yield earned on interest-earning assets less the average rate paid on interest bearing liabilities.

	Three Months Ended June 30,			Six Months Ended June 30,
	2016 versus 2015			2016 versus 2015
	Increase (Decrease) Due to Changes in (1)			Increase (Decrease) Due to Changes in (1)
	Volume	Rate	Total	Volume	Rate	Total
	(in thousands)
Interest income:
Loans, HFI
Commercial	$20,394	$7,675	$28,069	$38,957	$15,457	$54,414
Commercial real estate - non-owner occupied	16,461	1,459	17,920	19,217	1,825	21,042
Commercial real estate - owner occupied	1,565	18	1,583	4,889	313	5,202
Construction and land development	6,483	36	6,519	12,145	431	12,576
Residential real estate	92	47	139	269	(166)	103
Consumer	114	(94)	20	120	(165)	(45)
Loans held for sale	287	10	297	639	11	650
Total loans	$45,396	$9,151	$54,547	$76,236	$17,706	$93,942
Securities
Securities - taxable	2,775	(54)	2,721	5,601	165	5,766
Securities - tax-exempt	829	45	874	1,478	71	1,549
Total securities	3,604	(9)	3,595	7,079	236	7,315
Other	580	(1,251)	(671)	1,213	(1,705)	(492)
Total interest income	49,580	7,891	57,471	84,528	16,237	100,765

Interest expense:
Interest bearing transaction accounts	94	(4)	90	165	(14)	151
Savings and money market	1,385	618	2,003	2,458	803	3,261
Time certificates of deposit	(96)	319	223	(536)	537	1
Short-term borrowings	(34)	(1,529)	(1,563)	(239)	(2,957)	(3,196)
Long-term debt	—	(284)	(284)	—	(801)	(801)
Qualifying debt	2,027	7	2,034	3,768	10	3,778
Total interest expense	3,376	(873)	2,503	5,616	(2,422)	3,194

Net increase (decrease)	$46,204	$8,764	$54,968	$78,912	$18,659	$97,571

(1)	Changes due to both volume and rate have been allocated to volume changes.
Comparison of interest income, interest expense and net interest margin
The Company's primary source of revenue is interest income. Interest income for the three months ended June 30, 2016 was $174.1 million, an increase of $57.5 million, or 49.3%, compared to $116.6 million for the same period in 2015. This increase was the result of a $3.45 billion increase in the average loan balance, which drove a $54.5 million increase in loan interest income. The Bridge acquisition increased the Company's loan balance by $1.44 billion and also contributed $28.5 million to loan interest income during three months ended June 30, 2016. The purchase of the HFF loan portfolio on April 20, 2016 increased the Company's loan balance by $1.28 billion resulting in loan interest income of $17.9 million for the three months ended June 30, 2016. The remaining increase in interest income is related to organic growth.
For the six months ended June 30, 2016, interest income was $328.3 million, an increase of 44.3%, compared to $227.6 million for the same period in 2015. This increase was primarily the result of a $2.96 billion increase in the average loan balance and an increase of 36 basis points in the average yield on loans, which drove a $93.9 million increase in loan interest income for the six months ended June 30, 2016. The Bridge acquisition contributed $56.3 million to loan interest income during 2016 and the purchase of the HFF loan portfolio on April 20, 2016 resulted in loan interest income of $17.9 million for the six months ended June 30, 2016. The remaining increase in interest income is related to organic growth.
Interest expense for the three months ended June 30, 2016 was $10.4 million, compared to $7.9 million for the same period in 2015. Interest expense on deposits increased $2.3 million as the average interest bearing deposits for the quarter increased $1.77 billion. The $2.0 million increase in interest expense on qualifying debt from the issuance of $150.0 million in subordinated debt during the second quarter 2015 and the junior subordinated debt assumed by the Company in the Bridge acquisition was offset by a $1.8 million decrease in interest expense related to short-term and long-term borrowings.

For the six months ended June 30, 2016 and 2015, interest expense was $18.9 million and $15.8 million, respectively. Interest expense on deposits increased $3.4 million for the same period as average interest bearing deposits increased $1.50 billion. Interest expense on qualifying debt increased $3.8 million from the six months ended June 30, 2015 as the average qualifying debt balance increased $171.2 million. As the $175.0 million issuance of subordinated debentures occurred on June 16, 2016, the impact from the issuance on the average qualifying debt balance for the six months ended June 30, 2016 was not significant. These increases were offset by a decrease in interest expense on short-term and long-term borrowings of $4.0 million as a result of a $229.3 million decrease in average short-term and long-term borrowings for the six months ended June 30, 2016 compared to the same period in 2015.
Net interest income was $163.7 million for the three months ended June 30, 2016, compared to $108.7 million for the same period in 2015, an increase of $55.0 million, or 50.6%. The increase in net interest income reflects a $4.33 billion increase in average interest earning assets, offset by a $1.82 billion increase in average interest-bearing liabilities. The increase in net interest margin of 22 basis points was the result of an increase in the average loan balance and average yield on loans compared to the three months ended June 30, 2015.
For the six months ended June 30, 2016 and 2015, net interest income was $309.4 million and $211.8 million, respectively. The increase in net interest income reflects a $3.82 billion increase in average interest earning assets, offset by a $1.44 billion increase in average interest-bearing liabilities. The increase in net interest margin of 22 basis points was the result of an increase in the average loan balance and average yield on loans compared to the six months ended June 30, 2015.
Provision for Credit Losses
The provision for credit losses in each period is reflected as a reduction in earnings in that period. The provision is equal to the amount required to maintain the allowance for credit losses at a level that is adequate to absorb probable credit losses inherent in the loan portfolio. For the three months ended June 30, 2016, the provision for credit losses was $2.5 million, compared to zero for the three months ended June 30, 2015. For the six months ended June 30, 2016, the provision for credit losses was $5.0 million, compared to $0.7 million for the six months ended June 30, 2015. The Company may establish an additional allowance for credit losses for PCI loans through provision for credit losses when impairment is determined as a result of lower than expected cash flows. As of June 30, 2016 and December 31, 2015, the allowance for credit losses on PCI loans was $0.4 million and $0.1 million, respectively.
Non-interest Income
The following table presents a summary of non-interest income for the periods presented:

	Three Months Ended June 30,			Six Months Ended June 30,
	2016	2015	Increase (Decrease)	2016	2015	Increase (Decrease)
	(in thousands)
Service charges and fees	$4,506	$3,128	$1,378	$8,972	$6,017	$2,955
Lending related income and gains (losses) on sale of loans, net	253	118	135	4,194	319	3,875
Card income	1,078	899	179	2,091	1,712	379
Gain (loss) on sales of investment securities, net	—	55	(55)	1,001	644	357
Income from bank owned life insurance	1,029	772	257	1,959	1,749	210
Other income	1,693	573	1,120	3,475	1,346	2,129
Total non-interest income	$8,559	$5,545	$3,014	$21,692	$11,787	$9,905
Total non-interest income for the three months ended June 30, 2016 compared to the same period in 2015, increased by $3.0 million, or 54.4%. The increase was primarily due to service charges and fees and other income. The increase in service charges and fees was primarily due to the addition of Bridge. In addition, other income increased primarily due to foreign exchange income from Bridge operations of $0.6 million for the three months ended June 30, 2016.
Total non-interest income for the six months ended June 30, 2016 compared to the same period in 2015, increased by $9.9 million, or 84.0%. The increase was primarily attributable to service charges and fees, lending related income and gains (losses) on sales of loans, net, and other income. The increase in service charges and fees is primarily due to Bridge operations. Lending related income and gains (losses) on sales of loans, net increased due to increases in total non-recurring gains on sale of loans of $1.7 million and letters of credit fees of $0.8 million as well as Bridge operations of $0.4 million. Other income increased $1.5 million from Bridge foreign exchange operations for six months ended June 30, 2016.

Non-interest Expense
The following table presents a summary of non-interest expense for the periods presented:

	Three Months Ended June 30,			Six Months Ended June 30,
	2016	2015	Increase (Decrease)	2016	2015	Increase (Decrease)
	(in thousands)
Salaries and employee benefits	$44,711	$32,406	$12,305	$89,566	$64,947	$24,619
Occupancy	7,246	4,949	2,297	13,503	9,762	3,741
Legal, professional, and directors' fees	5,747	4,611	1,136	11,319	8,606	2,713
Data processing	5,868	2,683	3,185	10,429	5,809	4,620
Insurance	2,963	2,274	689	6,286	4,364	1,922
Loan and repossessed asset expenses	832	1,284	(452)	1,734	2,374	(640)
Card expense	824	613	211	1,711	1,087	624
Marketing	1,097	463	634	1,754	840	914
Intangible amortization	697	281	416	1,394	562	832
Net loss (gain) on sales / valuations of repossessed and other assets	357	(1,218)	1,575	55	(1,569)	1,624
Acquisition / restructure expense	3,662	7,842	(4,180)	3,662	8,001	(4,339)
Other expense	7,800	5,021	2,779	15,884	10,459	5,425
Total non-interest expense	$81,804	$61,209	$20,595	$157,297	$115,242	$42,055
Total non-interest expense for the three months ended June 30, 2016 compared to 2015, increased $20.6 million, or 33.6%. This increase primarily related to salaries and employee benefits, occupancy, legal, professional, and directors' fees, data processing, net loss on sales/valuations of repossessed and other assets, and other expense. The increase in salaries and employee benefits was primarily attributable to the addition of Bridge and HFF employees as well as growth in staffing to support continued asset growth. The increase in occupancy and other expense related to the addition of Bridge offices, which increased rent expense, office utilities, and depreciation on premises and equipment. The legal, professional, and directors' fees increase is attributable to professional services to support the continued growth of the Company in various initiatives. Data processing increased due to the addition of Bridge, HFF, and technology enhancement initiatives. The change in net loss (gain) on sales / valuations of repossessed and other assets resulted in an increase in non-interest expense due to recognition of a net loss during the three months ended June 30, 2016 compared to net gain of $1.2 million for the same period in 2015. These increases in non-interest expense were partially offset by a $4.2 million decrease in acquisition / restructure expense due to higher one-time costs in prior year with the Bridge acquisition than current acquisition costs for HFF and restructure costs for the upcoming system conversion.
Total non-interest expense for the six months ended June 30, 2016 compared to 2015, increased $42.1 million, or 36.5%. This increase related to salaries and employee benefits, occupancy, legal, professional, and directors' fees, data processing, insurance, net loss on sales/valuations of repossessed and other assets, and other expense. With the exception of the increase in insurance, the explanations for the increases in non-interest expense for the six months ended June 30, 2016 compared to the same period in 2015 are the same as the explanations for the three months ended June 30, 2016 compared to the same period in 2015. The increase in insurance relates to higher FDIC assessments as a result of organic growth.
Income Taxes
For the six months ended June 30, 2016 and 2015, the Company's effective tax rate was 27.16% and 25.83%, respectively. The increase in the effective tax rate for the six months ended June 30, 2016 is due primarily to an increase in projected pre-tax book income without corresponding proportional increases to favorable tax rate items.

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
The Company's regional segments, which include Arizona, Nevada, Southern California, and Northern California, provide full service banking and related services to their respective markets. The Company's NBL segments, which include HOA services, HFF, Public & Nonprofit Finance, Technology & Innovation, and Other NBLs, provide specialized banking services to niche markets. These NBLs are managed centrally and are broader in geographic scope than our other segments, though still predominately located within our core market areas. The Corporate & Other segment consists of corporate-related items, income and expense items not allocated to our other reportable segments, and inter-segment eliminations.
The operating segments were as follows: Arizona, Nevada, Southern California, Northern California, HOA Services, HFF, Public & Nonprofit Finance, Technology & Innovation, Other NBLs, and Corporate & Other. The following tables present selected operating segment information for the periods presented:

		Regional Segments
	Consolidated Company	Arizona	Nevada	Southern California	Northern California
	(in millions)
At June 30, 2016
Loans, net of deferred loan fees and costs	$12,877.8	$2,897.6	$1,727.0	$1,801.2	$1,139.5
Deposits	14,201.4	3,801.4	3,623.0	2,404.0	1,510.9

At December 31, 2015
Loans, net of deferred loan fees and costs	$11,136.7	$2,811.7	$1,737.2	$1,761.9	$1,188.4
Deposits	12,030.6	2,880.7	3,382.8	1,902.5	1,541.1

	(in thousands)
Three Months Ended June 30, 2016:
Pre-tax income (loss)	$87,941	$25,839	$22,441	$15,509	$10,005

Six Months Ended June 30, 2016:
Pre-tax income (loss)	$168,792	$46,747	$43,142	$29,333	$20,617

Three Months Ended June 30, 2015:
Pre-tax income (loss)	$53,054	$17,673	$20,432	$12,429	$3,061

Six Months Ended June 30, 2015:
Pre-tax income (loss)	$107,671	$33,504	$37,101	$24,330	$5,575

	National Business Lines
	HOA Services	HFF	Public & Nonprofit Finance	Technology & Innovation	Other NBL	Corporate & Other
	(in millions)
At June 30, 2016
Loans, net of deferred loan fees and costs	$98.3	$1,262.8	$1,481.4	$943.5	$1,498.6	$27.9
Deposits	1,711.3	—	—	963.0	—	187.8

At December 31, 2015
Loans, net of deferred loan fees and costs	$88.4	$—	$1,458.9	$770.3	$1,280.3	$39.6
Deposits	1,291.9	—	—	842.5	—	189.1

	National Business Lines
	HOA Services	HFF	Public & Nonprofit Finance	Technology & Innovation	Other NBL	Corporate & Other
	(in thousands)
Three Months Ended June 30, 2016:
Pre-tax income (loss)	$4,189	$9,511	$2,929	$10,926	$7,461	$(20,869)

Six Months Ended June 30, 2016:
Pre-tax income (loss)	$7,307	$9,511	$6,491	$23,131	$15,058	$(32,545)

Three Months Ended June 30, 2015:
Pre-tax income (loss)	$2,345	$—	$2,483	$—	$9,128	$(14,497)

Six Months Ended June 30, 2015:
Pre-tax income (loss)	$3,746	$—	$5,380	$—	$18,170	$(20,135)

BALANCE SHEET ANALYSIS
Total assets increased $2.45 billion, or 17.2%, to $16.73 billion at June 30, 2016, compared to $14.28 billion at December 31, 2015. The increase in assets primarily related to the purchase of a hotel franchise finance loan portfolio as well as organic loan growth.
Total liabilities increased $2.25 billion, or 17.7%, to $14.93 billion at June 30, 2016, compared to $12.68 billion at December 31, 2015. The increase in liabilities was due to an increase in total deposits of $2.17 billion, or 18.0%, to $14.20 billion due to organic growth.
Total stockholders’ equity increased by $204.7 million, or 12.9%, to $1.80 billion at June 30, 2016, compared to $1.59 billion at December 31, 2015. The increase in stockholders' equity was due to net income for the six months ended June 30, 2016, issuances of common stock under the Company's ATM program, and an increase in the fair value of the Company's AFS portfolio, which is recognized as part of AOCI.
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
The investment securities portfolio of the Company is utilized as collateral for borrowings, required collateral for public deposits, and customer repurchase agreements, and to manage liquidity, capital, and interest rate risk. The following table summarizes the carrying value of the investment securities portfolio for each of the periods below:

	June 30, 2016	December 31, 2015
	(in thousands)
Held-to-maturity
Tax-exempt bonds	$36,929	$—

Available-for-sale
Collateralized debt obligations	$10,183	$10,060
Commercial MBS issued by GSEs	44,498	19,114
Corporate debt securities	8,362	13,251
CRA investments	35,383	34,685
Municipal obligations	346,761	334,830
Preferred stock	109,276	111,236
Private label commercial MBS	3,721	4,691
Private label residential MBS	339,355	257,128
Residential MBS issued by GSEs	1,207,745	1,170,221
Trust preferred securities	23,701	24,314
U.S. government sponsored agency securities	34,003	—
U.S. treasury securities	2,551	2,993
Total AFS securities	$2,165,539	$1,982,523

Securities measured at fair value
Residential MBS issued by GSEs	$1,326	$1,481
The Company does not own any subprime MBS in its investment portfolio. The majority of its MBS are GSE issued. The remaining MBS not GSE issued consist of $279.7 million rated AAA, $34.7 million rated AA, $2.6 million rated A, $1.2 million rated BBB, and $2.9 million are non-investment grade.

Gross unrealized losses at June 30, 2016 are primarily caused by interest rate fluctuations, credit spread widening, and reduced liquidity in applicable markets. The Company has reviewed securities on which there is an unrealized loss in accordance with its accounting policy for OTTI securities described in "Note 2. Investment Securities" to the Consolidated Financial Statements contained herein. There were no impairment charges recorded during the three and six months ended June 30, 2016 and 2015.
The Company does not consider any securities to be other-than-temporarily impaired as of June 30, 2016 and December 31, 2015. However, the Company cannot guarantee that OTTI will not occur in future periods. At June 30, 2016, the Company had the intent and ability to retain its investments for a period of time sufficient to allow for any anticipated recovery in fair value.
Loans
The table below summarizes the distribution of the Company’s held for investment loan portfolio at the end of each of the periods indicated:

	June 30, 2016	December 31, 2015
	(in thousands)
Loans, held for investment
Commercial and industrial	$5,454,939	$5,114,257
Commercial real estate - non-owner occupied	3,601,331	2,283,536
Commercial real estate - owner occupied	2,008,261	2,083,285
Construction and land development	1,333,537	1,133,439
Residential real estate	293,020	322,939
Commercial leases	122,668	148,493
Consumer	41,755	26,905
Loans, net of deferred loan fees and costs	12,855,511	11,112,854
Allowance for credit losses	(122,104)	(119,068)
Total loans HFI	$12,733,407	$10,993,786
Net deferred loan fees and costs as of June 30, 2016 and December 31, 2015 total $19.8 million and $19.2 million, respectively, which is a reduction in the carrying value of loans. Net unamortized discounts on loans total $7.5 million and $8.2 million as of June 30, 2016 and December 31, 2015, respectively. Total loans held for investment are also net of interest rate and credit marks on acquired loans totaling $84.7 million and $40.5 million as of June 30, 2016 and December 31, 2015, respectively, which is a reduction in the carrying value of acquired loans.
As of June 30, 2016 and December 31, 2015, the Company also had $22.3 million and $23.8 million of HFS loans, respectively.
Concentrations of Lending Activities
The Company monitors concentrations within four broad categories: geography, industry, product, and collateral. The Company’s loan portfolio includes significant credit exposure to the CRE market. As of June 30, 2016 and December 31, 2015, CRE related loans accounted for approximately 54% and 49% of total loans, respectively. Substantially all of these loans are secured by first liens with an initial loan to value ratio of generally not more than 75%. Approximately 36% and 48% of these CRE loans, excluding construction and land loans, were owner-occupied at June 30, 2016 and December 31, 2015, respectively.
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

Total non-performing loans, excluding loans acquired with deteriorated credit quality, decreased by $12.1 million, or 9.9%, at June 30, 2016 to $110.0 million from $122.1 million at December 31, 2015.

	June 30, 2016	December 31, 2015
	(dollars in thousands)
Total non-accrual loans (1)	$39,685	$48,381
Loans past due 90 days or more on accrual status	5,319	3,028
Accruing troubled debt restructured loans	65,008	70,707
Total nonperforming loans, excluding loans acquired with deteriorated credit quality	110,012	122,116
Other impaired loans	6,454	6,758
Total impaired loans	$116,466	$128,874
Loans acquired with deteriorated credit quality
Loans past due 90 days or more on accrual status	$1,672	$—
Other assets acquired through foreclosure, net	49,842	43,942
Non-accrual loans to gross loans held for investment	0.31%	0.44%
Loans past due 90 days or more on accrual status to gross loans held for investment	0.05	0.03

(1)	Includes non-accrual TDR loans of $4.2 million and $18.2 million as of June 30, 2016 and December 31, 2015, respectively.
Interest income received on non-accrual loans was $0.2 million and $0.4 million for the three and six months ended June 30, 2016, respectively, compared to $0.5 million and $1.2 million for the three and six months ended June 30, 2015, respectively. Interest income that would have been recorded under the original terms of non-accrual loans was $0.5 million and $0.9 million for the three and six months ended June 30, 2016, respectively, compared to $0.7 million and $1.4 million for the three and six months ended June 30, 2015, respectively.
The composition of non-accrual loans by loan type and by segment were as follows:

	June 30, 2016			December 31, 2015
	Non-accrual Balance	Percent of Non-Accrual Balance	Percent of Total HFI Loans	Non-accrual Balance	Percent of Non-Accrual Balance	Percent of Total HFI Loans
	(dollars in thousands)
Commercial and industrial	$22,412	56.47%	0.18%	$20,877	43.15%	0.19%
Commercial real estate	10,896	27.46	0.08	18,675	38.60	0.17
Construction and land development	1,284	3.24	0.01	2,309	4.77	0.02
Residential real estate	4,934	12.43	0.04	6,324	13.07	0.06
Consumer	159	0.40	—	196	0.41	—
Total non-accrual loans	$39,685	100.00%	0.31%	$48,381	100.00%	0.44%

	June 30, 2016		December 31, 2015
	Nonaccrual Loans	Percent of Segment's Total HFI Loans	Nonaccrual Loans	Percent of Segment's Total HFI Loans
	(dollars in thousands)
Regional Segments
Arizona	$7,282	0.25%	$10,596	0.38%
Nevada	11,960	0.69	8,010	0.46
Southern California	2,640	0.15	2,844	0.16
Northern California	4,990	0.45	1,590	0.14
Total Regional Segments	26,872	0.36	23,040	0.31
National Business Lines
HOA Services	—	—	—	—
HFF	—	—	—	—
Public & Nonprofit	—	—	—	—
Technology & Innovation	10,755	1.14	10,022	1.30
Other NBL	159	0.01	196	0.02
Total NBL	10,914	0.21	10,218	0.28
Corporate & Other	1,899	6.80	15,123	38.18
Total non-accrual loans	$39,685	0.31%	$48,381	0.44%
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
As of June 30, 2016 and December 31, 2015, the aggregate amount of loans classified as impaired was $116.5 million and $128.9 million, respectively, a net decrease of 9.6%. The total specific allowance for credit losses related to these loans was $6.4 million and $4.7 million at June 30, 2016 and December 31, 2015, respectively. The Company had $65.0 million and $70.7 million in loans classified as accruing restructured loans at June 30, 2016 and December 31, 2015, respectively.
Impaired loans by segment at June 30, 2016 and December 31, 2015 were as follows:

	June 30, 2016	December 31, 2015
	(in thousands)
Regional Segments
Arizona	$17,958	$22,400
Nevada	52,271	56,843
Southern California	2,640	3,181
Northern California	4,990	—
Total Regional Segments	77,859	82,424
National Business Lines
HOA	—	—
HFF	—	—
Public & Nonprofit	—	—
Technology & Innovation	12,522	10,022
Other NBL	159	196
Total NBL	12,681	10,218
Corporate & Other	25,926	36,232
Total impaired loans	$116,466	$128,874

The following tables present a breakdown of total impaired loans and the related specific reserves for the periods indicated:

	June 30, 2016
	Impaired Balance	Percent of Impaired Balance	Percent of Total HFI Loans	Reserve Balance	Percent of Reserve Balance	Percent of Total Allowance
	(dollars in thousands)
Commercial and industrial	$32,374	27.80%	0.25%	$5,060	79.12%	4.14%
Commercial real estate	50,627	43.46	0.40	1,207	18.87	0.99
Construction and land development	17,535	15.06	0.14	—	—	—
Residential real estate	15,667	13.45	0.12	127	1.99	0.11
Consumer	263	0.23	—	1	0.02	—
Total impaired loans	$116,466	100.00%	0.91%	$6,395	100.00%	5.24%

	December 31, 2015
	Impaired Balance	Percent of Impaired Balance	Percent of Total HFI Loans	Reserve Balance	Percent of Reserve Balance	Percent of Total Allowance
	(dollars in thousands)
Commercial and industrial	$29,409	22.82%	0.26%	$3,518	75.52%	2.95%
Commercial real estate	64,234	49.84	0.58	869	18.66	0.73
Construction and land development	18,322	14.22	0.17	—	—	—
Residential real estate	16,575	12.86	0.15	270	5.80	0.23
Consumer	334	0.26	—	1	0.02	—
Total impaired loans	$128,874	100.00%	1.16%	$4,658	100.00%	3.91%

Allowance for Credit Losses
The following table summarizes the activity in the Company's allowance for credit losses for the period indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(dollars in thousands)
Allowance for credit losses:
Balance at beginning of period	$119,227	$112,098	$119,068	$110,216
Provision charged to operating expense:
Commercial and industrial	(252)	2,028	5,638	5,590
Commercial real estate	1,237	(903)	(2,074)	(1,958)
Construction and land development	1,903	165	2,257	(551)
Residential real estate	(545)	(1,233)	(1,116)	(2,156)
Consumer	157	(57)	295	(225)
Total Provision	2,500	—	5,000	700
Recoveries of loans previously charged-off:
Commercial and industrial	(804)	(681)	(2,380)	(1,597)
Commercial real estate	(770)	(1,738)	(4,435)	(2,121)
Construction and land development	(58)	(1,373)	(153)	(1,530)
Residential real estate	(153)	(1,184)	(410)	(1,717)
Consumer	(43)	(24)	(110)	(64)
Total recoveries	(1,828)	(5,000)	(7,488)	(7,029)
Loans charged-off:
Commercial and industrial	1,161	1,771	8,652	2,164
Commercial real estate	244	—	654	—
Construction and land development	—	—	—	—
Residential real estate	—	218	26	618
Consumer	46	53	120	107
Total charged-off	1,451	2,042	9,452	2,889
Net (recoveries) charge-offs	(377)	(2,958)	1,964	(4,140)
Balance at end of period	$122,104	$115,056	$122,104	$115,056
Net (recoveries) charge-offs to average loans - annualized	(0.01)%	(0.13)%	0.03%	(0.10)%
Allowance for credit losses to gross loans	0.95%	1.11%
The following table summarizes the allocation of the allowance for credit losses by loan type. However, the allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

	Commercial and Industrial	Commercial Real Estate	Construction and Land Development	Residential Real Estate	Consumer	Total
	(dollars in thousands)
June 30, 2016
Allowance for Credit Losses	$70,547	$24,867	$21,386	$4,546	$758	$122,104
Percent of Total Allowance for Credit Losses	57.8%	20.4%	17.5%	3.7%	0.6%	100.0%
Percent of Gross Loans to Total Gross HFI Loans	43.4	43.6	10.4	2.3	0.3	100.0
December 31, 2015
Allowance for Credit Losses	$71,181	$23,160	$18,976	$5,278	$473	$119,068
Percent of Total Allowance for Credit Losses	59.8%	19.5%	15.9%	4.4%	0.4%	100.0%
Percent of Gross Loans to Total Gross HFI Loans	47.4	39.3	10.2	2.9	0.2	100.0

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

	June 30, 2016
	Number of Loans	Loan Balance	Percent of Loan Balance	Percent of Total HFI Loan Balance
	(dollars in thousands)
Commercial and industrial	87	$59,388	45.01%	0.46%
Commercial real estate	53	42,191	31.97	0.33
Construction and land development	5	24,935	18.89	0.20
Residential real estate	10	5,258	3.98	0.04
Consumer	8	204	0.15	—
Total	163	$131,976	100.00%	1.03%

	December 31, 2015
	Number of Loans	Loan Balance	Percent of Loan Balance	Percent of Total HFI Loan Balance
	(dollars in thousands)
Commercial and industrial	90	$80,011	55.69%	0.72%
Commercial real estate	50	40,345	28.08	0.36
Construction and land development	3	17,734	12.34	0.16
Residential real estate	12	5,309	3.70	0.05
Consumer	8	271	0.19	—
Total	163	$143,670	100.00%	1.29%
Other Assets Acquired Through Foreclosure
The following table represents the changes in other assets acquired through foreclosure:

	Three Months Ended June 30,
	2016
	Gross Balance	Valuation Allowance	Net Balance
	(in thousands)
Balance, beginning of period	$61,346	$(8,570)	$52,776
Transfers to other assets acquired through foreclosure, net	88	—	88
Proceeds from sale of other real estate owned and repossessed assets, net	(4,480)	1,813	(2,667)
Valuation adjustments, net	—	134	134
Gains, net (1)	(489)	—	(489)
Balance, end of period	$56,465	$(6,623)	$49,842

	2015
Balance, beginning of period	$77,968	$(14,209)	$63,759
Additions from acquisition	1,550	—	1,550
Transfers to other assets acquired through foreclosure, net	5,739	—	5,739
Proceeds from sale of other real estate owned and repossessed assets, net	(15,415)	2,480	(12,935)
Valuation adjustments, net	—	(718)	(718)
Gains, net (1)	1,940	—	1,940
Balance, end of period	$71,782	$(12,447)	$59,335

(1)	There were no net gains related to initial transfers to other assets during each of the three months ended June 30, 2016 and 2015, respectively, pursuant to accounting guidance.

	Six Months Ended June 30,
	2016
	Gross Balance	Valuation Allowance	Net Balance
	(in thousands)
Balance, beginning of period	$52,984	$(9,042)	$43,942
Transfers to other assets acquired through foreclosure, net	10,726	—	10,726
Proceeds from sale of other real estate owned and repossessed assets, net	(6,916)	2,108	(4,808)
Valuation adjustments, net	—	311	311
Gains, net (2)	(329)	—	(329)
Balance, end of period	$56,465	$(6,623)	$49,842

	2015
Balance, beginning of period	$71,421	$(14,271)	$57,150
Additions from acquisition	1,550	—	1,550
Transfers to other assets acquired through foreclosure, net	13,459	—	13,459
Proceeds from sale of other real estate owned and repossessed assets, net	(17,703)	3,328	(14,375)
Valuation adjustments, net	—	(1,504)	(1,504)
Gains, net (2)	3,055	—	3,055
Balance, end of period	$71,782	$(12,447)	$59,335

(2)	Includes net gains related to initial transfers to other assets of zero and $0.6 million during the six months ended June 30, 2016 and 2015, respectively, pursuant to accounting guidance.
Other assets acquired through foreclosure consist primarily of properties acquired as a result of, or in-lieu-of, foreclosure. OREO and other repossessed property are reported at the lower of carrying value or fair value less estimated costs to sell the property. Costs relating to the development or improvement of the assets are capitalized and costs relating to holding the assets are charged to expense. The Company had $49.8 million, $43.9 million, and $59.3 million of such assets at June 30, 2016, December 31, 2015, and June 30, 2015, respectively.
At June 30, 2016, the Company held 34 OREO properties, compared to 39 at December 31, 2015, and 56 at June 30, 2015.
Goodwill and Other Intangible Assets
Goodwill represents the excess consideration paid for net assets acquired in a business combination over their fair value. Goodwill and other intangible assets acquired in a business combination that are determined to have an indefinite useful life are not subject to amortization, but are subsequently evaluated for impairment at least annually. The Company has goodwill of $290.0 million and intangible assets totaling $14.3 million at June 30, 2016, which have been allocated to the Nevada, Northern California, HFF and Technology & Innovation operating segments.
The Company performs its annual goodwill and intangibles impairment tests as of October 1 each year, or more often if events or circumstances indicate that the carrying value may not be recoverable. During the three and six months ended June 30, 2016 and 2015, and there were no events or circumstances that indicated an interim impairment test of goodwill or other intangible assets was necessary.
During the three and six months ended June 30, 2016, the Company recognized $0.2 million in goodwill related to the HFF loan portfolio purchase and identified $0.8 million and $1.5 million, respectively, in measurement period adjustments from the Bridge acquisition, primarily related to reductions in other assets and accrued liabilities. As the measurement period for the Bridge acquisition ended on June 30, 2016, there will be no additional measurement period adjustments recorded as the fair values of these assets acquired and liabilities assumed are final.
Deferred Tax Assets
For the six months ended June 30, 2016, the net deferred tax assets decreased $21.1 million to $65.3 million. This overall decrease in the net deferred tax asset was primarily the result of decreases to deferred tax assets from a change in the fair market value of junior subordinated debt and AFS securities, expected use of AMT credit carryovers, vesting of stock-based compensation awards, and fair market value adjustments related to acquired loans.
As of June 30, 2016 and December 31, 2015, the Company did not have a deferred tax valuation allowance.

Deposits
Deposits are the primary source for funding the Company's asset growth. Total deposits increased to $14.20 billion at June 30, 2016, from $12.03 billion at December 31, 2015, an increase of $2.17 billion, or 18.0%. Non-interest-bearing demand deposits increased by $1.18 billion from December 31, 2015. Savings and money market deposits increased $708.9 million from December 31, 2015.
WAB is a member of Promontory, a network that offers deposit placement services such as CDARS and ICS, which offer products that qualify large deposits for FDIC insurance. At June 30, 2016, the Company had $447.3 million of CDARS deposits and $667.9 million of ICS deposits, compared to $517.5 million of CDARS deposits and $714.4 million of ICS deposits at December 31, 2015. At June 30, 2016 and December 31, 2015, the Company also had $172.0 million and $178.8 million, respectively, of wholesale brokered deposits. There was also $489.5 million and $365.6 million of additional deposits as of June 30, 2016 and December 31, 2015, respectively, that the Company considers core deposits, but which are classified as brokered deposits for regulatory reporting purposes.
The average balances and weighted average rates paid on deposits are presented below:

	Three Months Ended June 30,
	2016		2015
	Average Balance	Rate	Average Balance	Rate
	(dollars in thousands)
Interest checking (NOW)	$1,194,171	0.17%	$971,609	0.17%
Savings and money market	5,837,403	0.34	4,213,013	0.28
Time certificates of deposit	1,757,158	0.50	1,834,352	0.43
Total interest-bearing deposits	8,788,732	0.35	7,018,974	0.31
Non-interest-bearing demand deposits	4,772,582	—	2,593,543	—
Total deposits	$13,561,314	0.23%	$9,612,517	0.22%

	Six Months Ended June 30,
	2016		2015
	Average Balance	Rate	Average Balance	Rate
	(dollars in thousands)
Interest checking (NOW)	$1,143,028	0.17%	$945,943	0.17%
Savings and money market	5,585,654	0.32	4,062,052	0.28
Time certificates of deposit	1,659,327	0.48	1,884,643	0.42
Total interest-bearing deposits	8,388,009	0.33	6,892,638	0.30
Non-interest-bearing demand deposits	4,561,357	—	2,482,314	—
Total deposits	$12,949,366	0.22%	$9,374,952	0.22%
Other Borrowings
The Company from time to time utilizes short-term borrowed funds to support short-term liquidity needs generally created by increased loan demand. The majority of these short-term borrowed funds consist of advances from the FHLB and customer repurchase agreements. The Company’s borrowing capacity with the FHLB is determined based on collateral pledged, generally consisting of securities and loans. In addition, the Company has borrowing capacity from other sources, collateralized by securities, including securities sold under agreements to repurchase, which are reflected at the amount of cash received in connection with the transaction, and may require additional collateral based on the fair value of the underlying securities. At June 30, 2016, total short-term borrowed funds consisted of customer repurchase agreements of $38.5 million. At December 31, 2015, total short-term borrowed funds consisted of customer repurchase agreements of $38.2 million and FHLB advances of $150.0 million.
Qualifying Debt
At June 30, 2016, total qualifying debt consisted of $325.8 million of subordinated debt and junior subordinated debt of $56.3 million, inclusive of issuance costs and fair market value adjustments. At December 31, 2015, qualifying debt consisted of subordinated debt of $152.0 million and junior subordinated debt of $58.4 million.

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

	June 30, 2016
	Available Balance	Outstanding Balance
	(in millions)
Unsecured fed funds credit lines at correspondent banks	$100.0	$0.2
Other lines with correspondent banks:
Secured other lines with correspondent banks	25.0	—
Unsecured other lines with correspondent banks	45.0	—
Total other lines with correspondent banks	$70.0	$—
In addition to lines of credit, the Company has borrowing capacity with the FHLB and FRB from pledged loans and securities. The borrowing capacity, outstanding borrowings, and available credit as of June 30, 2016 are presented in the following table:

June 30, 2016
(in millions)
FHLB:
Borrowing capacity	$2,013.6
Outstanding borrowings	—
Letters of credit	468.2
Total available credit	$1,545.4

FRB:
Borrowing capacity	$1,082.7
Outstanding borrowings	—
Total available credit	$1,082.7
The Company has a formal liquidity policy and, in the opinion of management, its liquid assets are considered adequate to meet cash flow needs for loan funding and deposit cash withdrawals for the next 90-120 days. At June 30, 2016, there was $1.88 billion in liquid assets, comprised of $696.4 million in cash, cash equivalents, and money market investments and $1.19 billion in unpledged marketable securities. At December 31, 2015, the Company maintained $1.26 billion in liquid assets, comprised of $224.8 million of cash, cash equivalents, and money market investments, and $1.04 billion of unpledged marketable securities.
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
WAB maintains sufficient funding capacity to address large increases in funding requirements, such as deposit outflows. This capacity is comprised of liquidity derived from a reduction in asset levels and various secured funding sources. On a long-term basis, the Company’s liquidity will be met by changing the relative distribution of its asset portfolios (for example, by reducing investment or loan volumes, or selling or encumbering assets). Further, the Company can increase liquidity by soliciting higher levels of deposit accounts through promotional activities and/or borrowing from correspondent banks, the FHLB of San Francisco, and the FRB. At June 30, 2016, the Company's long-term liquidity needs primarily relate to funds required to support loan originations, commitments, and deposit withdrawals, which can be met by cash flows from investment payments and maturities, and investment sales, if necessary.
The Company’s liquidity is comprised of three primary classifications: 1) cash flows provided by operating activities; 2) cash flows used in investing activities; and 3) cash flows provided by financing activities. Net cash provided by or used in operating activities consists primarily of net income, adjusted for changes in certain other asset and liability accounts and certain non-cash income and expense items, such as the provision for credit losses, investment and other amortization and depreciation. For the six months ended June 30, 2016, and 2015, net cash provided by operating activities was $115.1 million and $89.1 million respectively.
The Company's primary investing activities are the origination of real estate and commercial loans, the collection of repayments of these loans, and the purchase and sale of securities. The Company's net cash provided by and used in investing activities has been primarily influenced by its loan and securities activities. The net increase in loans for the six months ended June 30, 2016 and 2015 was $401.7 million and $515.1 million, respectively. There was a net increase in investment securities for the six months ended June 30, 2016 of $187.3 million, compared to a net decrease of $97.8 million for the six months ended June 30, 2015
Net cash provided by financing activities has been impacted significantly by increased deposit levels. During the six months ended June 30, 2016 and 2015, net deposits increased $2.17 billion and $733.8 million, respectively.
Fluctuations in core deposit levels may increase the Company's need for liquidity as certificates of deposit mature or are withdrawn before maturity, and as non-maturity deposits, such as checking and savings account balances, are withdrawn. Additionally, the Company is exposed to the risk that customers with large deposit balances will withdraw all or a portion of such deposits, due in part to the FDIC limitations on the amount of insurance coverage provided to depositors. To mitigate the uninsured deposit risk, the Company has joined the CDARS and ICS programs, which allow an individual customer to invest up to $50.0 million and $110.0 million, respectively, through one participating financial institution or, a combined total of $150.0 million per individual customer, with the entire amount being covered by FDIC insurance. As of June 30, 2016, the Company had $447.3 million of CDARS and $667.9 million of ICS deposits.
As of June 30, 2016, the Company had $172.0 million of wholesale brokered deposits outstanding. Brokered deposits are generally considered to be deposits that have been received from a third party who is engaged in the business of placing deposits on behalf of others. A traditional deposit broker will direct deposits to the banking institution offering the highest interest rate available. Federal banking laws and regulations place restrictions on depository institutions regarding brokered deposits because of the general concern that these deposits are not relationship based and are at a greater risk of being withdrawn and placed on deposit at another institution offering a higher interest rate, thus posing liquidity risk for institutions that gather brokered deposits in significant amounts. There was also $489.5 million and $365.6 million of additional deposits as of June 30, 2016 and December 31, 2015, respectively, that the Company considers core deposits, but which are classified as brokered deposits for regulatory reporting purposes.
Federal and state banking regulations place certain restrictions on dividends paid. The total amount of dividends which may be paid at any date is generally limited to the retained earnings of the bank. Dividends paid by WAB to the Parent would be prohibited if the effect thereof would cause the bank’s capital to be reduced below applicable minimum capital requirements.

During the six months ended June 30, 2016, the Parent contributed $50.8 million to WAB and $226.9 million to LVSP and LVSP paid a dividend to the Parent of $1.5 million.
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
As of June 30, 2016 and December 31, 2015, the Company and the Bank exceeded the capital levels necessary to be classified as well-capitalized, as defined by the banking agencies. The actual capital amounts and ratios for the Company and the Bank are presented in the following tables as of the periods indicated:

	Total Capital	Tier 1 Capital	Risk-Weighted Assets	Tangible Average Assets	Total Capital Ratio	Tier 1 Capital Ratio	Tier 1 Leverage Ratio	Common Equity Tier 1
	(dollars in thousands)
June 30, 2016
WAL	$1,955,292	$1,525,357	$15,189,237	$15,578,938	12.9%	10.0%	9.8%	9.6%
WAB	1,840,540	1,565,232	15,091,901	15,489,201	12.2	10.4	10.1	10.4
Well-capitalized ratios					10.0	8.0	5.0	6.5
Minimum capital ratios					8.0	6.0	4.0	4.5
December 31, 2015
WAL	$1,603,472	$1,341,011	$13,193,563	$13,683,148	12.2%	10.2%	9.8%	9.7%
WAB	$1,485,070	$1,213,304	$13,073,394	$13,561,251	11.4	9.3	9.0	9.3
Well-capitalized ratios					10.0	8.0	5.0	6.5
Minimum capital ratios					8.0	6.0	4.0	4.5

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.
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
Net Interest Income Simulation. In order to measure interest rate risk at June 30, 2016, the Company used a simulation model to project changes in net interest income that result from forecasted changes in interest rates. This analysis calculates the difference between a baseline net interest income forecast using current yield curves that do not take into consideration any future anticipated rate hikes, compared to forecasted net income resulting from an immediate parallel shift in rates upward or downward, along with other scenarios directed by ALCO. The income simulation model includes various assumptions regarding the re-pricing relationships for each of the Company's products. Many of the Company's assets are floating rate loans, which are assumed to re-price immediately and, proportional to the change in market rates, depending on their contracted index. Some loans and investments contain contractual prepayment features (embedded options) and, accordingly, the simulation model incorporates prepayment assumptions. The Company's non-term deposit products re-price more slowly, usually changing less than the change in market rates and at the Company's discretion.
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

This simulation model assesses the changes in net interest income that would occur in response to an instantaneous and sustained increase or decrease (shock) in market interest rates. At June 30, 2016, the Company's net interest income exposure for the next twelve months related to these hypothetical changes in market interest rates was within the Company's current guidelines.
Sensitivity of Net Interest Income

	Interest Rate Scenario (change in basis points from Base)
	Down 100	Base	Up 100	Up 200	Up 300	Up 400
	(in thousands)
Interest Income	$670,526	$712,726	$790,960	$873,973	$958,984	$1,044,902
Interest Expense	31,393	49,827	87,575	125,328	163,084	200,843
Net Interest Income	639,133	662,899	703,385	748,645	795,900	844,059
% Change	(3.6)%		6.1%	12.9%	20.1%	27.3%
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
At June 30, 2016, the Company's EVE exposure related to these hypothetical changes in market interest rates was within the Company's current guidelines. The following table shows the Company's projected change in EVE for this set of rate shocks at June 30, 2016:
Economic Value of Equity

	Interest Rate Scenario (change in basis points from Base)
	Down 100	Base	Up 100	Up 200	Up 300	Up 400
	(in thousands)
Assets	$17,121,723	$16,902,799	$16,638,974	$16,372,435	$16,115,589	$15,867,104
Liabilities	14,318,123	13,896,457	13,535,286	13,209,045	12,908,021	12,629,676
Net Present Value	2,803,600	3,006,342	3,103,688	3,163,390	3,207,568	3,237,428
% Change	(6.7)%		3.2%	5.2%	6.7%	7.7%
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
Derivative Contracts. In the normal course of business, the Company uses derivative instruments to meet the needs of its customers and manage exposure to fluctuations in interest rates. The following table summarizes the aggregate notional amounts, market values, and terms of the Company’s derivative positions as of June 30, 2016 and December 31, 2015:
Outstanding Derivatives Positions

June 30, 2016			December 31, 2015
Notional	Net Value	Weighted Average Term (Years)	Notional	Net Value	Weighted Average Term (Years)
(dollars in thousands)
$970,382	$(99,340)	18.7	$800,478	$(61,216)	14.5

Item 4.	Controls and Procedures.
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
Changes in Internal Control over Financial Reporting
There have not been any changes in the Company's internal control over financial reporting during the quarter ended June 30, 2016, which have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

4.6	Form of Senior Debt Indenture (incorporated by reference to Exhibit 4.2 of Western Alliance's Form S-3 filed with the SEC on May 7, 2015).

4.7	Form of Subordinated Debt Indenture (incorporated by reference to Exhibit 4.3 of Western Alliance's Form S-3 filed with the SEC on May 7, 2015).

4.8	Form of 5.00% Fixed to Floating Rate Subordinated Bank Note due July 15, 2025 (incorporated by reference to Exhibit 4.1 of Western Alliance's Form 8-K filed with the SEC on July 2, 2015).

31.1*	CEO Certification Pursuant Rule 13a-14(a)/15d-14(a).

31.2*	CFO Certification Pursuant Rule 13a-14(a)/15d-14(a).

32*	CEO and CFO Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.
* Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WESTERN ALLIANCE BANCORPORATION

July 29, 2016	By:	/s/ Robert Sarver
Robert Sarver
Chairman of the Board and
Chief Executive Officer

July 29, 2016	By:	/s/ Dale Gibbons
Dale Gibbons
Executive Vice President and
Chief Financial Officer

July 29, 2016	By:	/s/ J. Kelly Ardrey Jr.
J. Kelly Ardrey Jr.
Senior Vice President and
Chief Accounting Officer