Form 10-Q
period 2016-09-30
WESTERN ALLIANCE BANCORPORATION
filed 2016-10-31
CIK 1212545

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2016 or

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of October 26, 2016, Western Alliance Bancorporation had 105,069,893 shares of common stock outstanding.

PART I
GLOSSARY OF ENTITIES AND TERMS
The acronyms and abbreviations identified below are used in various sections of this Form 10-Q, including "Management's Discussion and Analysis of Financial Condition and Results of Operations," in Item 2 and the Consolidated Financial Statements and the Notes to Unaudited Consolidated Financial Statements in Item I of this Form 10-Q.

ACRONYMS OR ABBREVIATIONS:
AAB	Alliance Association Bank	HFI	Held-for-Investment
ABA	Alliance Bank of Arizona	HFS	Held-for-Sale
AFS	Available-for-Sale	HOA	Homeowner Associations
ALCO	Asset and Liability Management Committee	HTM	Held-to-Maturity
AOCI	Accumulated Other Comprehensive Income	ICS	Insured Cash Sweep Service
ASC	Accounting Standards Codification	IRC	Internal Revenue Code
ASU	Accounting Standards Update	ISDA	International Swaps and Derivatives Association
ATM	At-the-Market	LIBOR	London Interbank Offered Rate
BOD	Board of Directors	LIHTC	Low-Income Housing Tax Credit
BON	Bank of Nevada	LVSP	Las Vegas Sunset Properties
Bridge	Bridge Bank	MBS	Mortgage-Backed Securities
CAMELS	Capital Adequacy, Assets, Management Capability, Earnings, Liquidity, Sensitivity	NBL	National Business Lines
CDARS	Certificate Deposit Account Registry Service	NOL	Net Operating Loss
CDO	Collateralized Debt Obligation	NPV	Net Present Value
CEO	Chief Executive Officer	NUBILs	Net Unrealized Built In Losses
CFO	Chief Financial Officer	OCI	Other Comprehensive Income
Company	Western Alliance Bancorporation and subsidiaries	OREO	Other Real Estate Owned
CRA	Community Reinvestment Act	OTTI	Other-than-Temporary Impairment
CRE	Commercial Real Estate	PCI	Purchased Credit Impaired
EPS	Earnings per share	PPNR	Pre-Provision Net Revenue
EVE	Economic Value of Equity	SBA	Small Business Administration
Exchange Act	Securities Exchange Act of 1934, as amended	SBIC	Small Business Investment Company
FASB	Financial Accounting Standards Board	SEC	Securities and Exchange Commission
FDIC	Federal Deposit Insurance Corporation	SERP	Supplemental Executive Retirement Plan
FHLB	Federal Home Loan Bank	SSAE	Statement on Standards for Attestation Engagements
FIB	First Independent Bank	TDR	Troubled Debt Restructuring
FRB	Federal Reserve Bank	TEB	Tax Equivalent Basis
FVO	Fair Value Option adjustment on junior subordinated debt	TPB	Torrey Pines Bank
GAAP	U.S. Generally Accepted Accounting Principles	WAB or Bank	Western Alliance Bank
GE	GE Capital US Holdings, Inc.	WAL or Parent	Western Alliance Bancorporation
GSE	Government-Sponsored Enterprise	XBRL	eXtensible Business Reporting Language
HFF	Hotel Franchise Finance

Item 1.	Financial Statements
WESTERN ALLIANCE BANCORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30, 2016	December 31, 2015
	(Unaudited)
	(in thousands, except per share amounts)
Assets:
Cash and due from banks	$180,752	$133,709
Interest-bearing deposits in other financial institutions	175,331	90,931
Cash and cash equivalents	356,083	224,640
Money market investments	247	122
Investment securities - measured at fair value; amortized cost of $1,208 at September 30, 2016 and $1,389 at December 31, 2015	1,279	1,481
Investment securities - AFS, at fair value; amortized cost of $2,617,028 at September 30, 2016 and $1,966,034 at December 31, 2015	2,659,182	1,982,523
Investment securities - HTM, at amortized cost; fair value of $55,717 at September 30, 2016 and $0 at December 31, 2015	52,421	—
Investments in restricted stock, at cost	65,013	58,111
Loans - HFS	21,337	23,809
Loans - HFI, net of deferred loan fees and costs	13,012,262	11,112,854
Less: allowance for credit losses	(122,884)	(119,068)
Net loans held for investment	12,889,378	10,993,786
Premises and equipment, net	121,274	118,535
Other assets acquired through foreclosure, net	49,619	43,942
Bank owned life insurance	163,605	162,458
Goodwill	289,967	289,638
Other intangible assets, net	13,625	15,716
Deferred tax assets, net	72,720	86,352
Other assets	286,852	273,976
Total assets	$17,042,602	$14,275,089
Liabilities:
Deposits:
Non-interest-bearing demand	$5,624,816	$4,093,976
Interest-bearing	8,818,344	7,936,648
Total deposits	14,443,160	12,030,624
Customer repurchase agreements	44,372	38,155
Other borrowings	—	150,000
Qualifying debt	382,932	210,328
Other liabilities	314,784	254,480
Total liabilities	15,185,248	12,683,587
Commitments and contingencies (Note 12)
Stockholders’ equity:
Common stock - par value $0.0001; 200,000,000 authorized; 106,367,895 shares issued at September 30, 2016 and 104,082,230 at December 31, 2015	10	10
Additional paid in capital	1,394,526	1,323,473
Treasury stock, at cost (1,296,681 shares at September 30, 2016 and 995,186 shares at December 31, 2015)	(26,210)	(16,879)
Accumulated other comprehensive income	36,392	22,260
Retained earnings	452,636	262,638
Total stockholders’ equity	1,857,354	1,591,502
Total liabilities and stockholders’ equity	$17,042,602	$14,275,089
See accompanying Notes to Unaudited Consolidated Financial Statements.

WESTERN ALLIANCE BANCORPORATION AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENTS (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in thousands, except per share amounts)
Interest and dividend income:
Loans, including fees	$167,914	$133,087	$467,715	$338,946
Investment securities	13,797	10,559	37,278	27,075
Dividends	2,209	2,542	6,217	7,629
Other	830	45	1,885	163
Total interest income	184,750	146,233	513,095	373,813
Interest expense:
Deposits	8,072	5,550	21,993	16,058
Qualifying debt	4,048	2,008	8,746	2,900
Other borrowings	68	1,246	366	5,558
Other	15	22	46	64
Total interest expense	12,203	8,826	31,151	24,580
Net interest income	172,547	137,407	481,944	349,233
Provision for credit losses	2,000	—	7,000	700
Net interest income after provision for credit losses	170,547	137,407	474,944	348,533
Non-interest income:
Service charges and fees	4,877	4,327	13,849	10,344
SBA / warrant income	1,457	846	2,828	846
Card income	1,177	954	3,268	2,666
Income from bank owned life insurance	899	984	2,858	2,733
Lending related income and gains (losses) on sale of loans, net	459	(314)	3,282	5
Gain (loss) on sales of investment securities, net	—	(62)	1,001	582
Other income	1,814	1,767	5,289	3,113
Total non-interest income	10,683	8,502	32,375	20,289
Non-interest expense:
Salaries and employee benefits	49,542	43,660	139,108	108,607
Occupancy	6,856	5,915	20,359	15,677
Data processing	6,077	4,338	16,506	10,147
Legal, professional, and directors' fees	5,691	4,052	17,010	12,658
Insurance	3,144	3,375	9,430	7,739
Marketing	678	747	2,432	1,587
Loan and repossessed asset expenses	788	1,099	2,522	3,473
Card expense	536	757	2,247	1,844
Intangible amortization	697	704	2,091	1,266
Net (gain) loss on sales / valuations of repossessed and other assets	(146)	(104)	(91)	(1,673)
Acquisition / restructure expense	2,729	835	6,391	8,836
Other expense	8,415	7,538	24,299	17,997
Total non-interest expense	85,007	72,916	242,304	188,158
Income before provision for income taxes	96,223	72,993	265,015	180,664
Income tax expense	29,171	17,133	75,017	44,946
Net income	67,052	55,860	189,998	135,718
Dividends on preferred stock	—	176	—	599
Net income available to common stockholders	$67,052	$55,684	$189,998	$135,119

Earnings per share available to common stockholders:
Basic	0.65	0.55	1.85	1.46
Diluted	0.64	0.55	1.84	1.45
Weighted average number of common shares outstanding:
Basic	103,768	100,776	102,791	92,345
Diluted	104,564	101,520	103,532	92,932
Dividends declared per common share	$—	$—	$—	$—
See accompanying Notes to Unaudited Consolidated Financial Statements.

WESTERN ALLIANCE BANCORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in thousands)
Net income	$67,052	$55,860	$189,998	$135,718
Other comprehensive (loss) income, net:
Unrealized (loss) gain on AFS securities, net of tax effect of $4,671, $(3,437), $(7,837) and $(2,579), respectively	(7,415)	5,486	16,316	4,261
Unrealized gain (loss) on SERP, net of tax effect of $(4), $143, $(10) and $(63), respectively	6	(229)	18	108
Unrealized (loss) gain on junior subordinated debt, net of tax effect of $1,779, $(2,051), $895 and $1,044, respectively	(2,825)	3,274	(1,491)	(1,676)
Realized (gain) loss on sale of AFS securities included in income, net of tax effect of $0, $(24), $290 and $217, respectively	—	38	(711)	(365)
Net other comprehensive (loss) income	(10,234)	8,569	14,132	2,328
Comprehensive income	$56,818	$64,429	$204,130	$138,046
See accompanying Notes to Unaudited Consolidated Financial Statements.

WESTERN ALLIANCE BANCORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)

	Preferred Stock		Common Stock Outstanding		Additional Paid in Capital	Treasury Stock	Accumulated Other Comprehensive Income	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
	(all amounts in thousands)
Balance, January 1, 2015 (1)	71	$70,500	88,691	$9	$837,603	$(9,276)	$32,948	$69,144	$1,000,928
Net income	—	—	—	—	—	—	—	135,718	135,718
Exercise of stock options	—	—	166	—	1,738	—	—	—	1,738
Restricted stock, performance stock units, and other grants, net	—	—	451	—	19,993	—	—	—	19,993
Restricted stock surrendered	—	—	—	—	—	(7,440)	—	—	(7,440)
Issuance of common stock in connection with the acquisition of Bridge (2)	—	—	12,997	1	431,030	—	—	—	431,031
Dividends on preferred stock	—	—	—	—	—	—	—	(599)	(599)
Other comprehensive income, net	—	—	—	—	—	—	2,328	—	2,328
Balance, September 30, 2015	71	$70,500	102,305	$10	$1,290,364	$(16,716)	$35,276	$204,263	$1,583,697

Balance, December 31, 2015	—	$—	103,087	$10	$1,323,473	$(16,879)	$22,260	$262,638	$1,591,502
Net income	—	—	—	—	—	—	—	189,998	189,998
Exercise of stock options	—	—	62	—	755	—	—	—	755
Restricted stock, performance stock units, and other grants, net	—	—	673	—	14,513	—	—	—	14,513
Restricted stock surrendered	—	—	(301)	—	—	(9,331)	—	—	(9,331)
Issuance of common stock under ATM offering, net of offering costs	—	—	1,550	—	55,785	—	—	—	55,785
Other comprehensive income, net	—	—	—	—	—	—	14,132	—	14,132
Balance, September 30, 2016	—	$—	105,071	$10	$1,394,526	$(26,210)	$36,392	$452,636	$1,857,354
(1) As adjusted, see Treasury Shares section in "Note 1. Summary of Significant Accounting Policies" for further discussion.
(2) Includes value of certain share-based awards replaced in connection with the acquisition.

See accompanying Notes to Unaudited Consolidated Financial Statements.

WESTERN ALLIANCE BANCORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended September 30,
	2016	2015
	(in thousands)
Cash flows from operating activities:
Net income	$189,998	$135,718
Adjustments to reconcile net income to cash provided by operating activities:
Provision for credit losses	7,000	700
Depreciation and amortization	9,272	6,039
Stock-based compensation	15,039	13,288
Excess tax benefit of stock-based compensation	(4,064)	(5,660)
Deferred income taxes	4,191	(4,122)
Amortization of net premiums for investment securities	9,659	6,815
Accretion and amortization of fair market value adjustments on loans acquired from business combinations	(22,278)	(12,151)
Accretion and amortization of fair market value adjustments on other assets and liabilities acquired from business combinations, net	2,323	955
Income from bank owned life insurance	(2,858)	(2,733)
(Gains) / Losses on:
Sales of investment securities	(1,001)	(582)
Sale of loans	(2,258)	(387)
Extinguishment of debt	—	81
Other assets acquired through foreclosure, net	304	(2,585)
Valuation adjustments of other repossessed assets, net	(127)	931
Sale of premises, equipment, and other assets, net	(268)	(19)
Changes in:
Other assets	20,498	(2,898)
Other liabilities	(10,948)	11,198
Net cash provided by operating activities	214,482	144,588
Cash flows from investing activities:
Investment securities - measured at fair value
Principal pay downs and maturities	256	301
Investment securities - AFS
Purchases	(1,017,250)	(661,417)
Principal pay downs and maturities	323,426	181,286
Proceeds from sales	34,304	129,323
Investment securities - HTM
Purchases	(52,607)	—
Purchase of investment tax credits	(23,672)	(17,583)
(Purchase) sale of money market investments, net	(126)	(636)
Proceeds from bank owned life insurance	1,710	382
(Purchase) liquidation of restricted stock	(6,902)	(25,695)
Loan fundings and principal collections, net	(551,931)	(943,775)
Purchase of premises, equipment, and other assets, net	(9,324)	(11,860)
Proceeds from sale of other real estate owned and repossessed assets, net	6,034	30,062
Cash and cash equivalents (used) acquired in acquisitions, net	(1,272,187)	342,427
Net cash used in investing activities	(2,568,269)	(977,185)

	Nine Months Ended September 30,
	2016	2015
	(in thousands)
Cash flows from financing activities:
Net increase (decrease) in deposits	$2,412,537	$937,514
Proceeds from issuance of subordinated debt	169,268	148,211
Net (decrease) increase in borrowings	(143,784)	(91,966)
Proceeds from exercise of common stock options	755	1,738
Cash paid for tax withholding on vested restricted stock	(9,331)	(6,947)
Excess tax benefit of stock-based compensation	—	5,660
Cash dividends paid on preferred stock	—	(599)
Proceeds from issuance of stock in offerings, net	55,785	—
Net cash provided by financing activities	2,485,230	993,611
Net increase in cash and cash equivalents	131,443	161,014
Cash and cash equivalents at beginning of period	224,640	164,396
Cash and cash equivalents at end of period	$356,083	$325,410
Supplemental disclosure:
Cash paid during the period for:
Interest	$35,056	$25,572
Income tax payments	46,863	21,047
Non-cash investing and financing activity:
Transfers to other assets acquired through foreclosure, net	11,888	27,570
Change in unfunded investment tax credits and SBIC commitments	31,602	4,652
Non-cash assets acquired in acquisition	1,284,557	1,587,626
Non-cash liabilities acquired in acquisition	12,559	1,765,146
Change in unrealized gain (loss) on AFS securities, net of tax	15,605	3,896
Change in unrealized gain (loss) on TRUP securities, net of tax	(1,491)	(1,676)
Change in unfunded obligations	(19,236)	(2,507)
See accompanying Notes to Unaudited Consolidated Financial Statements.

WESTERN ALLIANCE BANCORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Nature of operation
WAL is a bank holding company headquartered in Phoenix, Arizona, incorporated under the laws of the state of Delaware. WAL provides a full spectrum of deposit, lending, treasury management, international banking, and online banking products and services through its wholly-owned banking subsidiary, WAB.
WAB operates the following full-service banking divisions: ABA, BON, FIB, Bridge, and TPB. The Company also serves business customers through a national platform of specialized financial services including AAB, Corporate Finance, Equity Fund Resources, HFF, Life Sciences Group, Mortgage Warehouse Lending, Public and Nonprofit Finance, Renewable Resource Group, Resort Finance, and Technology Finance. In addition, the Company has one non-bank subsidiary, LVSP, which holds and manages certain non-performing loans and OREO.
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
Principles of consolidation
As of September 30, 2016, WAL has ten wholly-owned subsidiaries: WAB, LVSP, and eight unconsolidated subsidiaries used as business trusts in connection with the issuance of trust-preferred securities.
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
Reclassifications
Certain amounts in the Consolidated Financial Statements as of December 31, 2015 and for the three and nine months ended September 30, 2015 have been reclassified to conform to the current presentation. The reclassifications have no effect on net income or stockholders’ equity as previously reported.

Interim financial information
The accompanying Unaudited Consolidated Financial Statements as of and for the three and nine months ended September 30, 2016 and 2015 have been prepared in condensed format and, therefore, do not include all of the information and footnotes required by GAAP for complete financial statements. These statements have been prepared on a basis that is substantially consistent with the accounting principles applied to the Company's audited Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2015.
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
In May 2014, management reassessed its intent to hold certain CDOs classified as HTM, which necessitated a reclassification of all of the Company's HTM securities to AFS at the date of the transfer. As an extended period of time has passed since this reclassification was made, beginning in 2016, management believes that the Company is again able to assert that it has both the intent and ability to hold certain securities classified as HTM to maturity. See "Note 2. Investment Securities" of these Notes to Unaudited Consolidated Financial Statements for additional detail related to HTM securities.
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
Goodwill and other intangible assets
The Company records as goodwill the excess of the purchase price over the fair value of the identifiable net assets acquired in accordance with applicable guidance. The Company performs its annual goodwill and intangibles impairment tests as of October 1 each year, or more often if events or circumstances indicate that the carrying value may not be recoverable. During the three and nine months ended September 30, 2016 and 2015, there were no events or circumstances that indicated that an interim impairment test of goodwill or other intangible assets was necessary.
Treasury Shares
Effective January 1, 2016, the Company has separately presented treasury shares, which represent shares surrendered to the Company equal in value to the statutory payroll tax withholding obligations arising from the vesting of employee restricted stock awards. Prior period amounts have been adjusted to reflect this new presentation, with no change to total stockholders' equity. Treasury shares are carried at cost.
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
Management uses its best judgment in estimating the fair value of the Company’s financial instruments; however, there are inherent limitations in any estimation technique. Therefore, for substantially all financial instruments, the fair value estimates presented herein are not necessarily indicative of the amounts the Company could have realized in a sales transaction at September 30, 2016 and 2015. The estimated fair value amounts for September 30, 2016 and 2015 have been measured as of period-end, and have not been re-evaluated or updated for purposes of these Consolidated Financial Statements subsequent to those dates. As such, the estimated fair values of these financial instruments subsequent to the reporting date may be different than the amounts reported at period-end.
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
Loans
The fair value of loans is estimated based on discounted cash flows using interest rates currently being offered for loans with similar terms to borrowers with similar credit quality and adjustments that the Company believes a market participant would consider in determining fair value based on a third party independent valuation. As a result, the fair value for loans is categorized as Level 2 in the fair value hierarchy, excluding impaired loans which are categorized as Level 3.
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
In March 2016, the FASB issued guidance within ASU 2016-09, Improvements to Employee Share-Based Payment Accounting. The amendments in ASU 2016-09 to Topic 718, Compensation - Stock Compensation, require recognition of all excess tax benefits and tax deficiencies through income tax expense or benefit in the income statement. Other amendments in this ASU include guidance on the classification of share-based payment transactions in the statement of cash flows and an option to account for forfeitures of share-based awards as they occur rather than estimating the compensation cost based on the number of awards that are expected to vest. The amendments in this Update are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted in any interim or annual period. Effective January 1, 2016, the Company elected early adoption of ASU 2016-09, Improvements to Employee Share-Based

Payment Accounting. As a result of adoption, the Company recognized a $3.9 million tax benefit as a reduction of income tax expense during the three months ended March 31, 2016. During the nine months ended September 30, 2016, the Company recognized a $4.1 million tax benefit related to adoption of this new guidance. The Company has elected to continue to estimate compensation cost based on the number of awards that are expected to vest. The adoption of this guidance did not have a significant impact on the Company's Consolidated Statement of Cash Flows.
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
In August 2016, the FASB issued guidance within ASU 2016-15, Classification of Certain Cash Receipts and Cash Payments. The amendments in ASU 2016-15 to Topic 230, Statement of Cash Flows, provide guidance on eight specific cash flow classification issues, which include: 1) debt prepayment or debt extinguishment costs; 2) settlement of zero-coupon debt instruments; 3) contingent consideration payments made after a business combination; 4) proceeds from the settlement of insurance claims; 5) proceeds from the settlement of corporate-owned life insurance policies, including bank-owned life insurance policies; 6) distributions received from equity method investments; 7) beneficial interest in securitization transactions; and 8) separately identifiable cash flows and the application of the predominance principle. The amendments in this Update are effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period, however, an entity is required to adopt all of the amendments in the same period. The amendments in this Update should be applied using a retrospective transition method to each period presented. Management is in the process of evaluating the effects that the standard is expected to have on the Company's Consolidated Statement of Cash Flows.

2. INVESTMENT SECURITIES
The carrying amounts and fair values of investment securities at September 30, 2016 and December 31, 2015 are summarized as follows:

	September 30, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
	(in thousands)
Held-to-maturity
Tax-exempt bonds	$52,421	$3,296	$—	$55,717

Available-for-sale
Collateralized debt obligations	$50	$10,502	$—	$10,552
Commercial MBS issued by GSEs	126,814	422	(641)	126,595
Corporate debt securities	25,062	566	—	25,628
CRA investments	37,471	282	—	37,753
Municipal obligations	387,250	17,525	(1,358)	403,417
Preferred stock	104,621	5,886	(28)	110,479
Private label residential MBS	461,066	2,896	(871)	463,091
Residential MBS issued by GSEs	1,381,198	15,813	(1,326)	1,395,685
Trust preferred securities	32,000	—	(7,555)	24,445
U.S. government sponsored agency securities	59,000	81	(80)	59,001
U.S. treasury securities	2,496	40	—	2,536
Total AFS securities	$2,617,028	$54,013	$(11,859)	$2,659,182

Securities measured at fair value
Residential MBS issued by GSEs				$1,279

	December 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
	(in thousands)
Available-for-sale
Collateralized debt obligations	$50	$10,059	$(49)	$10,060
Commercial MBS issued by GSEs	19,147	72	(105)	19,114
Corporate debt securities	12,769	482	—	13,251
CRA investments	34,722	—	(37)	34,685
Municipal obligations	320,087	14,743	—	334,830
Preferred stock	108,417	4,286	(1,467)	111,236
Private label commercial MBS	4,685	6	—	4,691
Private label residential MBS	261,530	5	(4,407)	257,128
Residential MBS issued by GSEs	1,169,631	5,254	(4,664)	1,170,221
Trust preferred securities	32,000	—	(7,686)	24,314
U.S. treasury securities	2,996	—	(3)	2,993
Total AFS securities	$1,966,034	$34,907	$(18,418)	$1,982,523

Securities measured at fair value
Residential MBS issued by GSEs				$1,481
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
The Company has reviewed securities for which there is an unrealized loss in accordance with its accounting policy for OTTI described above and determined that there were no impairment charges for the three and nine months ended September 30, 2016 and 2015. The Company does not consider any securities to be other-than-temporarily impaired as of September 30, 2016 and December 31, 2015. No assurance can be made that OTTI will not occur in future periods.
Information pertaining to securities with gross unrealized losses at September 30, 2016 and December 31, 2015, aggregated by investment category and length of time that individual securities have been in a continuous loss position follows:

	September 30, 2016
	Less Than Twelve Months		More Than Twelve Months		Total
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(in thousands)
Available-for-sale
Commercial MBS issued by GSEs	$641	$82,249	$—	$—	$641	$82,249
Municipal obligations	1,358	75,042	—	—	1,358	75,042
Preferred stock	9	5,880	19	1,504	28	7,384
Private label residential MBS	741	152,364	130	19,412	871	171,776
Residential MBS issued by GSEs	1,259	248,285	67	5,875	1,326	254,160
Trust preferred securities	—	—	7,555	24,445	7,555	24,445
U.S. government sponsored agency securities	80	14,920	—	—	80	14,920
Total AFS securities	$4,088	$578,740	$7,771	$51,236	$11,859	$629,976

	December 31, 2015
	Less Than Twelve Months		More Than Twelve Months		Total
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(in thousands)
Available-for-sale
Collateralized debt obligations	$49	$1	$—	$—	$49	$1
Commercial MBS issued by GSEs	105	17,051	—	—	105	17,051
CRA investments	37	24,729	—	—	37	24,729
Preferred stock	377	10,542	1,090	14,761	1,467	25,303
Private label residential MBS	3,733	226,720	674	30,372	4,407	257,092
Residential MBS issued by GSEs	3,566	536,515	1,098	38,338	4,664	574,853
Trust preferred securities	—	—	7,686	24,314	7,686	24,314
U.S. treasury securities	3	2,006	—	—	3	2,006
Total AFS securities	$7,870	$817,564	$10,548	$107,785	$18,418	$925,349
At September 30, 2016 and December 31, 2015, the Company’s unrealized losses relate primarily to interest rate fluctuations, credit spread widening, and reduced liquidity in applicable markets. The total number of securities in an unrealized loss position at September 30, 2016 was 78, compared to 146 at December 31, 2015. In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and industry analysis reports. Since material downgrades have not occurred and management does not intend to sell the debt securities in an unrealized loss position in the foreseeable future, none of the securities described in the above table or in this paragraph were deemed to be OTTI.
The trust preferred securities have yields based on floating rate LIBOR, which are highly correlated to the federal funds rate and have been negatively affected by the low rate environment. This has resulted in unrealized losses for these securities.
The table below shows the amortized cost and fair value of securities as of September 30, 2016, by contractual maturities. MBS are shown separately as individual MBS are comprised of pools of loans with varying maturities. Therefore, these securities are listed separately in the maturity summary.

	September 30, 2016
	Amortized Cost	Estimated Fair Value
	(in thousands)
Held-to-maturity
After five years through ten years	$15,363	$15,508
After ten years	37,058	40,209
Total HTM securities	$52,421	$55,717

Available-for-sale
Due in one year or less	$40,295	$40,695
After one year through five years	48,744	50,645
After five years through ten years	150,034	155,411
After ten years	408,877	427,060
Mortgage-backed securities	1,969,078	1,985,371
Total AFS securities	$2,617,028	$2,659,182
The following tables summarize the carrying amount of the Company’s investment ratings position as of September 30, 2016 and December 31, 2015:

	September 30, 2016
	AAA	Split-rated AAA/AA+	AA+ to AA-	A+ to A-	BBB+ to BBB-	BB+ and below	Unrated	Totals
	(in thousands)
Held-to-maturity
Tax-exempt bonds	$—	$—	$—	$—	$—	$—	$52,421	$52,421
Available-for-sale
Collateralized debt obligations	$—	$—	$—	$—	$—	$10,552	$—	$10,552
Commercial MBS issued by GSEs	—	126,595	—	—	—	—	—	126,595
Corporate debt securities	—	—	5,628	—	20,000	—	—	25,628
CRA investments	—	—	—	—	—	—	37,753	37,753
Municipal obligations	14,602	—	288,888	99,757	—	170	—	403,417
Preferred stock	—	—	—	—	76,664	15,510	18,305	110,479
Private label residential MBS	406,781	—	49,927	4,751	1,288	344	—	463,091
Residential MBS issued by GSEs	—	1,395,685	—	—	—	—	—	1,395,685
Trust preferred securities	—	—	—	—	24,445	—	—	24,445
U.S. government sponsored agency securities	—	59,001	—	—	—	—	—	59,001
U.S. treasury securities	—	2,536	—	—	—	—	—	2,536
Total AFS securities (1)	$421,383	$1,583,817	$344,443	$104,508	$122,397	$26,576	$56,058	$2,659,182

Securities measured at fair value
Residential MBS issued by GSEs	$—	$1,279	$—	$—	$—	$—	$—	$1,279

(1)	Where ratings differ, the Company uses the average of the ratings by S&P, Moody’s, and Fitch.

	December 31, 2015
	AAA	Split-rated AAA/AA+	AA+ to AA-	A+ to A-	BBB+ to BBB-	BB+ and below	Unrated	Totals
	(in thousands)
Available-for-sale
Collateralized debt obligations	$—	$—	$—	$—	$—	$10,060	$—	$10,060
Commercial MBS issued by GSEs	—	19,114	—	—	—	—	—	19,114
Corporate debt securities	—	—	2,721	5,489	5,041	—	—	13,251
CRA investments	—	—	—	—	—	—	34,685	34,685
Municipal obligations	7,949	—	180,460	131,110	6,243	180	8,888	334,830
Preferred stock	—	—	—	—	79,955	23,655	7,626	111,236
Private label commercial MBS	4,691	—	—	—	—	—	—	4,691
Private label residential MBS	235,605	—	40	3,186	1,750	2,705	13,842	257,128
Residential MBS issued by GSEs	—	1,170,221	—	—	—	—	—	1,170,221
Trust preferred securities	—	—	—	—	24,314	—	—	24,314
U.S. treasury securities	—	2,993	—	—	—	—	—	2,993
Total AFS securities (1)	$248,245	$1,192,328	$183,221	$139,785	$117,303	$36,600	$65,041	$1,982,523

Securities measured at fair value
Residential MBS issued by GSEs	$—	$1,481	$—	$—	$—	$—	$—	$1,481

(1)	Where ratings differ, the Company uses the average of the ratings by S&P, Moody’s, and Fitch.
Securities with carrying amounts of approximately $854.1 million and $830.7 million at September 30, 2016 and December 31, 2015, respectively, were pledged for various purposes as required or permitted by law.
The following table presents gross gains and losses on sales of investment securities:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Gross gains	$—	$—	$2,057	$1,103
Gross losses	—	(62)	(1,056)	(521)
Net gains on sales of investment securities	$—	$(62)	$1,001	$582

3. LOANS, LEASES AND ALLOWANCE FOR CREDIT LOSSES
The composition of the Company’s held for investment loan portfolio is as follows:

	September 30, 2016	December 31, 2015
	(in thousands)
Commercial and industrial	$5,603,605	$5,114,257
Commercial real estate - non-owner occupied	3,623,417	2,283,536
Commercial real estate - owner occupied	1,983,945	2,083,285
Construction and land development	1,379,735	1,133,439
Residential real estate	271,808	322,939
Commercial leases	111,361	148,493
Consumer	38,391	26,905
Loans, net of deferred loan fees and costs	13,012,262	11,112,854
Allowance for credit losses	(122,884)	(119,068)
Total loans HFI	$12,889,378	$10,993,786
Net deferred loan fees and costs as of September 30, 2016 and December 31, 2015 total $21.0 million and $19.2 million, respectively, which is a reduction in the carrying value of loans. Net unamortized discounts on loans total $6.6 million and $8.2 million as of September 30, 2016 and December 31, 2015, respectively. Total loans held for investment are also net of interest rate and credit marks on acquired loans totaling $77.4 million and $40.5 million as of September 30, 2016 and December 31, 2015, respectively, which is a reduction in the carrying value of acquired loans.
As of September 30, 2016 and December 31, 2015, the Company also had $21.3 million and $23.8 million of HFS loans, respectively.
The following table presents the contractual aging of the recorded investment in past due loans held for investment by class of loans:

	September 30, 2016
	Current	30-59 Days Past Due	60-89 Days Past Due	Over 90 days Past Due	Total Past Due	Total
	(in thousands)
Commercial real estate
Owner occupied	$1,978,680	$1,048	$—	$4,217	$5,265	$1,983,945
Non-owner occupied	3,406,304	1,135	—	2,106	3,241	3,409,545
Multi-family	213,872	—	—	—	—	213,872
Commercial and industrial
Commercial	5,582,418	9,290	2,539	9,358	21,187	5,603,605
Leases	110,993	330	—	38	368	111,361
Construction and land development
Construction	913,299	1,625	—	—	1,625	914,924
Land	463,528	—	—	1,283	1,283	464,811
Residential real estate	262,495	149	4,095	5,069	9,313	271,808
Consumer	38,189	31	—	171	202	38,391
Total loans	$12,969,778	$13,608	$6,634	$22,242	$42,484	$13,012,262

	December 31, 2015
	Current	30-59 Days Past Due	60-89 Days Past Due	Over 90 days Past Due	Total Past Due	Total
	(in thousands)
Commercial real estate
Owner occupied	$2,078,968	$445	$362	$3,510	$4,317	$2,083,285
Non-owner occupied	2,099,274	2,481	—	2,822	5,303	2,104,577
Multi-family	178,959	—	—	—	—	178,959
Commercial and industrial
Commercial	5,066,197	26,358	14,124	7,578	48,060	5,114,257
Leases	145,905	—	—	2,588	2,588	148,493
Construction and land development
Construction	694,527	—	—	—	—	694,527
Land	438,495	—	—	417	417	438,912
Residential real estate	317,677	888	159	4,215	5,262	322,939
Consumer	26,587	12	91	215	318	26,905
Total loans	$11,046,589	$30,184	$14,736	$21,345	$66,265	$11,112,854
The following table presents the recorded investment in non-accrual loans and loans past due ninety days or more and still accruing interest by class of loans:

	September 30, 2016				December 31, 2015
	Non-accrual loans			Loans past due 90 days or more and still accruing	Non-accrual loans			Loans past due 90 days or more and still accruing
	Current	Past Due/ Delinquent	Total Non-accrual		Current	Past Due/ Delinquent	Total Non-accrual
	(in thousands)
Commercial real estate
Owner occupied	$1,042	$4,217	$5,259	$—	$749	$3,253	$4,002	$339
Non-owner occupied	7,874	—	7,874	2,106	11,851	2,822	14,673	—
Multi-family	—	—	—	—	—	—	—	—
Commercial and industrial
Commercial	9,771	10,049	19,820	705	3,263	15,026	18,289	2,671
Leases	—	364	364	—	—	2,588	2,588	—
Construction and land development
Construction	—	—	—	—	—	—	—	—
Land	—	1,284	1,284	—	1,892	417	2,309	—
Residential real estate	442	5,401	5,843	—	1,835	4,489	6,324	—
Consumer	—	164	164	7	—	196	196	18
Total	$19,129	$21,479	$40,608	$2,817	$19,590	$28,791	$48,381	$3,028
The reduction in interest income associated with loans on non-accrual status was approximately $0.6 million and $0.5 million for three months ended September 30, 2016 and 2015, respectively, and $1.5 million and $1.9 million for the nine months ended September 30, 2016 and 2015, respectively.
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

The following tables present HFI loans by risk rating:

	September 30, 2016
	Pass	Special Mention	Substandard	Doubtful	Loss	Total
	(in thousands)
Commercial real estate
Owner occupied	$1,945,850	$20,551	$15,309	$2,235	$—	$1,983,945
Non-owner occupied	3,327,622	34,749	47,174	—	—	3,409,545
Multi-family	213,675	197	—	—	—	213,872
Commercial and industrial
Commercial	5,474,770	71,290	57,545	—	—	5,603,605
Leases	110,966	68	327	—	—	111,361
Construction and land development
Construction	906,401	6,094	2,429	—	—	914,924
Land	451,308	344	13,159	—	—	464,811
Residential real estate	260,919	347	10,542	—	—	271,808
Consumer	38,144	42	205	—	—	38,391
Total	$12,729,655	$133,682	$146,690	$2,235	$—	$13,012,262

	September 30, 2016
	Pass	Special Mention	Substandard	Doubtful	Loss	Total
	(in thousands)
Current (up to 29 days past due)	$12,725,833	$123,115	$118,595	$2,235	$—	$12,969,778
Past due 30 - 59 days	3,784	9,025	799	—	—	13,608
Past due 60 - 89 days	26	1,188	5,420	—	—	6,634
Past due 90 days or more	12	354	21,876	—	—	22,242
Total	$12,729,655	$133,682	$146,690	$2,235	$—	$13,012,262

	December 31, 2015
	Pass	Special Mention	Substandard	Doubtful	Loss	Total
	(in thousands)
Commercial real estate
Owner occupied	$2,032,932	$28,422	$20,814	$1,117	$—	$2,083,285
Non-owner occupied	2,054,428	14,867	35,282	—	—	2,104,577
Multi-family	178,959	—	—	—	—	178,959
Commercial and industrial
Commercial	4,962,930	76,283	74,294	750	—	5,114,257
Leases	140,531	4,580	794	2,588	—	148,493
Construction and land development
Construction	678,438	16,089	—	—	—	694,527
Land	420,819	362	17,731	—	—	438,912
Residential real estate	310,067	776	12,096	—	—	322,939
Consumer	26,438	209	258	—	—	26,905
Total	$10,805,542	$141,588	$161,269	$4,455	$—	$11,112,854

	December 31, 2015
	Pass	Special Mention	Substandard	Doubtful	Loss	Total
	(in thousands)
Current (up to 29 days past due)	$10,799,558	$140,932	$104,232	$1,867	$—	$11,046,589
Past due 30 - 59 days	1,907	271	28,006	—	—	30,184
Past due 60 - 89 days	4,077	385	10,274	—	—	14,736
Past due 90 days or more	—	—	18,757	2,588	—	21,345
Total	$10,805,542	$141,588	$161,269	$4,455	$—	$11,112,854
The table below reflects the recorded investment in loans classified as impaired:

	September 30, 2016	December 31, 2015
	(in thousands)
Impaired loans with a specific valuation allowance under ASC 310 (1)	$13,409	$24,287
Impaired loans without a specific valuation allowance under ASC 310 (2)	91,346	104,587
Total impaired loans	$104,755	$128,874
Valuation allowance related to impaired loans (3)	$(4,775)	$(4,658)

(1)	Includes TDR loans of $0.5 million and $3.0 million at September 30, 2016 and December 31, 2015, respectively.

(2)	Includes TDR loans of $59.5 million and $85.9 million at September 30, 2016 and December 31, 2015, respectively.

(3)	Includes valuation allowance related to TDR loans of $0.1 million and $0.3 million at September 30, 2016 and December 31, 2015, respectively.
The following table presents impaired loans by class:

	September 30, 2016	December 31, 2015
	(in thousands)
Commercial real estate
Owner occupied	$17,425	$23,153
Non-owner occupied	29,066	41,081
Multi-family	—	—
Commercial and industrial
Commercial	25,219	26,513
Leases	330	2,896
Construction and land development
Construction	3	—
Land	15,335	18,322
Residential real estate	17,122	16,575
Consumer	255	334
Total	$104,755	$128,874
A valuation allowance is established for an impaired loan when the fair value of the loan is less than the recorded investment. In certain cases, portions of impaired loans are charged-off to realizable value instead of establishing a valuation allowance and are included, when applicable, in the table above as “Impaired loans without a specific valuation allowance under ASC 310.” However, before concluding that an impaired loan needs no associated valuation allowance, an assessment is made to consider all available and relevant information for the method used to evaluate impairment and the type of loan being assessed. The valuation allowance disclosed above is included in the allowance for credit losses reported in the Consolidated Balance Sheets as of September 30, 2016 and December 31, 2015.

The following table presents the average investment in impaired loans and income recognized on impaired loans:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in thousands)
Average balance on impaired loans	$106,357	$145,161	$112,901	$154,510
Interest income recognized on impaired loans, accrual basis	959	1,303	3,122	3,613
Interest recognized on non-accrual loans, cash basis	245	208	642	1,409
The following table presents average investment in impaired loans by loan class:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in thousands)
Commercial real estate
Owner occupied	$17,155	$29,453	$19,323	$37,043
Non-owner occupied	29,978	57,178	31,635	60,817
Multi-family	—	—	—	—
Commercial and industrial
Commercial	25,662	16,938	27,221	14,202
Leases	331	3,658	904	2,965
Construction and land development
Construction	—	—	—	—
Land	16,699	18,801	17,632	19,949
Residential real estate	16,272	18,662	15,890	19,137
Consumer	260	471	296	397
Total	$106,357	$145,161	$112,901	$154,510
The average investment in TDR loans included in the average investment in impaired loans table above for the three months ended September 30, 2016 and 2015 was $63.9 million and $114.5 million, respectively, and $71.4 million and $120.6 million for the nine months ended September 30, 2016 and 2015, respectively.
The following table presents interest income on impaired loans by class:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in thousands)
Commercial real estate
Owner occupied	$211	$373	$753	$1,200
Non-owner occupied	285	468	936	1,158
Multi-family	—	—	—	—
Commercial and industrial
Commercial	90	73	319	212
Leases	4	—	40	—
Construction and land development
Construction	—	—	—	—
Land	240	199	686	591
Residential real estate	128	188	384	447
Consumer	1	2	4	5
Total	$959	$1,303	$3,122	$3,613
The Company is not committed to lend significant additional funds on these impaired loans.

The following table summarizes nonperforming assets:

	September 30, 2016	December 31, 2015
	(in thousands)
Non-accrual loans (1)	$40,608	$48,381
Loans past due 90 days or more on accrual status (2)	2,817	3,028
Accruing troubled debt restructured loans	54,704	70,707
Total nonperforming loans	98,129	122,116
Other assets acquired through foreclosure, net	49,619	43,942
Total nonperforming assets	$147,748	$166,058

(1)	Includes non-accrual TDR loans of $5.4 million and $18.2 million at September 30, 2016 and December 31, 2015, respectively.

(2)	Includes $0.6 million from loans acquired with deteriorated credit quality at September 30, 2016.
Loans Acquired in HFF Asset Purchase
The following table presents information regarding the contractually required principal payments receivable, cash flows expected to be collected, and the preliminary estimated fair value of loans acquired in the HFF asset purchase as of April 20, 2016, the closing date of the transaction. See "Note 15. Mergers and Acquisitions" of these Notes to Unaudited Consolidated Financial Statements for additional details related to the purchase.

	April 20, 2016
	Commercial Real Estate	Construction and Land Development	Total
	(in thousands)
Contractually required principal and interest payments:
PCI	$143,734	$16,088	$159,822
Non-PCI	1,579,064	103,914	1,682,978
Total loans acquired	1,722,798	120,002	1,842,800
Cash flows expected to be collected:
PCI	107,865	11,754	119,619
Non-PCI	1,315,523	80,955	1,396,478
Total loans acquired	1,423,388	92,709	1,516,097
Fair value of loans acquired:
PCI	85,329	7,938	93,267
Non-PCI	1,122,419	65,311	1,187,730
Total loans acquired	$1,207,748	$73,249	$1,280,997
Loans Acquired with Deteriorated Credit Quality
Changes in the accretable yield for loans acquired with deteriorated credit quality are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in thousands)
Balance, at beginning of period	$15,863	$17,190	$15,925	$19,156
Additions due to acquisition	—	—	4,301	857
Measurement period adjustments	—	38	—	38
Reclassifications from non-accretable to accretable yield (1)	119	597	119	1,292
Accretion to interest income	(901)	(1,056)	(2,570)	(3,146)
Reversal of fair value adjustments upon disposition of loans	(578)	(398)	(3,272)	(1,826)
Balance, at end of period	$14,503	$16,371	$14,503	$16,371

(1)	The primary drivers of reclassification from non-accretable to accretable yield resulted from changes in estimated cash flows.

Allowance for Credit Losses
The following table summarizes the changes in the allowance for credit losses by portfolio type:

	Three Months Ended September 30,
	Construction and Land Development	Commercial Real Estate	Residential Real Estate	Commercial and Industrial	Consumer	Total
	(in thousands)
2016
Beginning Balance	$21,386	$24,867	$4,546	$70,547	$758	$122,104
Charge-offs	—	72	79	2,558	—	2,709
Recoveries	(302)	(521)	(179)	(466)	(21)	(1,489)
Provision	(347)	(450)	(513)	3,406	(96)	2,000
Ending balance	$21,341	$24,866	$4,133	$71,861	$683	$122,884
2015
Beginning Balance	$19,537	$28,946	$6,399	$59,589	$585	$115,056
Charge-offs	—	—	8	1,109	—	1,117
Recoveries	(329)	(1,401)	(232)	(1,147)	(24)	(3,133)
Provision	419	(5,173)	(1,313)	6,152	(85)	—
Ending balance	$20,285	$25,174	$5,310	$65,779	$524	$117,072

	Nine Months Ended September 30,
	Construction and Land Development	Commercial Real Estate	Residential Real Estate	Commercial and Industrial	Consumer	Total
	(in thousands)
2016
Beginning Balance	$18,976	$23,160	$5,278	$71,181	$473	$119,068
Charge-offs	—	726	105	11,210	120	12,161
Recoveries	(455)	(4,956)	(589)	(2,846)	(131)	(8,977)
Provision	1,910	(2,524)	(1,629)	9,044	199	7,000
Ending balance	$21,341	$24,866	$4,133	$71,861	$683	$122,884
2015
Beginning Balance	$18,558	$28,783	$7,456	$54,566	$853	$110,216
Charge-offs	—	—	626	3,273	107	4,006
Recoveries	(1,859)	(3,522)	(1,949)	(2,744)	(88)	(10,162)
Provision	(132)	(7,131)	(3,469)	11,742	(310)	700
Ending balance	$20,285	$25,174	$5,310	$65,779	$524	$117,072

The following table presents impairment method information related to loans and allowance for credit losses by loan portfolio segment:

	Commercial Real Estate-Owner Occupied	Commercial Real Estate-Non-Owner Occupied	Commercial and Industrial	Residential Real Estate	Construction and Land Development	Commercial Leases	Consumer	Total Loans
	(in thousands)
Loans as of September 30, 2016:
Recorded Investment:
Impaired loans with an allowance recorded	$3,245	$—	$9,881	$264	$—	$—	$19	$13,409
Impaired loans with no allowance recorded	14,183	29,066	15,337	16,858	15,335	330	237	91,346
Total loans individually evaluated for impairment	17,428	29,066	25,218	17,122	15,335	330	256	104,755
Loans collectively evaluated for impairment	1,954,861	3,477,105	5,577,980	254,043	1,332,468	111,031	38,135	12,745,623
Loans acquired with deteriorated credit quality	11,656	117,246	407	643	31,932	—	—	161,884
Total recorded investment	$1,983,945	$3,623,417	$5,603,605	$271,808	$1,379,735	$111,361	$38,391	$13,012,262
Unpaid Principal Balance
Impaired loans with an allowance recorded	$3,245	$—	$10,134	$319	$—	$—	$19	$13,717
Impaired loans with no allowance recorded	56,562	54,908	86,653	44,175	79,826	482	3,960	326,566
Total loans individually evaluated for impairment	59,807	54,908	96,787	44,494	79,826	482	3,979	340,283
Loans collectively evaluated for impairment	1,954,861	3,477,105	5,577,980	254,043	1,332,468	111,031	38,135	12,745,623
Loans acquired with deteriorated credit quality	15,213	149,568	5,480	742	33,345	—	—	204,348
Total unpaid principal balance	$2,029,881	$3,681,581	$5,680,247	$299,279	$1,445,639	$111,513	$42,114	$13,290,254
Related Allowance for Credit Losses
Impaired loans with an allowance recorded	$949	$—	$3,751	$74	$—	$—	$1	$4,775
Impaired loans with no allowance recorded	—	—	—	—	—	—	—	—
Total loans individually evaluated for impairment	949	—	3,751	74	—	—	1	4,775
Loans collectively evaluated for impairment	11,990	11,188	67,777	4,059	21,341	—	682	117,037
Loans acquired with deteriorated credit quality	—	739	333	—	—	—	—	1,072
Total allowance for credit losses	$12,939	$11,927	$71,861	$4,133	$21,341	$—	$683	$122,884

	Commercial Real Estate-Owner Occupied	Commercial Real Estate-Non-Owner Occupied	Commercial and Industrial	Residential Real Estate	Construction and Land Development	Commercial Leases	Consumer	Total Loans
	(in thousands)
Loans as of December 31, 2015:
Recorded Investment:
Impaired loans with an allowance recorded	$2,778	$2,344	$18,230	$914	$—	$—	$21	$24,287
Impaired loans with no allowance recorded	20,375	38,737	8,283	15,661	18,322	2,896	313	104,587
Total loans individually evaluated for impairment	23,153	41,081	26,513	16,575	18,322	2,896	334	128,874
Loans collectively evaluated for impairment	2,044,934	2,180,250	5,085,299	303,372	1,115,117	145,597	26,571	10,901,140
Loans acquired with deteriorated credit quality	15,198	62,205	2,445	2,992	—	—	—	82,840
Total recorded investment	$2,083,285	$2,283,536	$5,114,257	$322,939	$1,133,439	$148,493	$26,905	$11,112,854
Unpaid Principal Balance
Impaired loans with an allowance recorded	$2,778	$2,344	$19,233	$969	$—	$—	$21	$25,345
Impaired loans with no allowance recorded	63,709	61,692	71,773	44,142	82,800	5,229	3,923	333,268
Total loans individually evaluated for impairment	66,487	64,036	91,006	45,111	82,800	5,229	3,944	358,613
Loans collectively evaluated for impairment	2,044,934	2,180,250	5,085,299	303,372	1,115,117	145,597	26,571	10,901,140
Loans acquired with deteriorated credit quality	20,227	88,181	7,820	3,536	—	—	—	119,764
Total unpaid principal balance	$2,131,648	$2,332,467	$5,184,125	$352,019	$1,197,917	$150,826	$30,515	$11,379,517
Related Allowance for Credit Losses
Impaired loans with an allowance recorded	$858	$11	$3,518	$270	$—	$—	$1	$4,658
Impaired loans with no allowance recorded	—	—	—	—	—	—	—	—
Total loans individually evaluated for impairment	858	11	3,518	270	—	—	1	4,658
Loans collectively evaluated for impairment	10,953	11,302	65,806	5,008	18,976	1,857	472	114,374
Loans acquired with deteriorated credit quality	—	36	—	—	—	—	—	36
Total allowance for credit losses	$11,811	$11,349	$69,324	$5,278	$18,976	$1,857	$473	$119,068
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

The Company did not have any new TDR loans during the three and nine months ended September 30, 2016. The following table presents information on the financial effects of TDR loans by class for the three and nine months ended September 30, 2015:

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

During each of the three months ended September 30, 2016 and 2015, there were no TDR loans for which there was a payment default. The following table presents TDR loans by class for which there was a payment default during the nine months ended September 30, 2016 and 2015:

	Nine Months Ended September 30,
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
At September 30, 2016, there were no loan commitments outstanding on TDR loans. At December 31, 2015, there was $0.1 million in loan commitments outstanding on TDR loans.
Loan Purchases and Sales
For the three months ended September 30, 2016 and 2015, secondary market loan purchases totaled $163.7 million and $70.8 million, respectively. For the three months ended September 30, 2016 and 2015, these purchased loans consisted primarily of commercial and industrial loans. For the nine months ended September 30, 2016 and 2015, secondary market loan purchases totaled $262.0 million and $96.9 million, respectively. For the nine months ended September 30, 2016, these purchased loans consisted primarily of commercial and industrial loans and for the same period in 2015, these purchased loans consisted of $76.8 million of commercial and industrial loans, $13.2 million of commercial real estate loans, $6.8 million of commercial leases, $0.1 million of construction and land development.
During the nine months ended September 30, 2016, the Company sold loans, which consisted primarily of commercial real estate and commercial and industrial loans, with a carrying value of $37.1 million and recognized a net gain of $2.1 million on the sales. During the nine months ended September 30, 2015, the Company sold loans, which primarily consisted of commercial and industrial loans, with a carrying value of $118.7 million and recognized a gain of $0.4 million on the sales.

4. OTHER ASSETS ACQUIRED THROUGH FORECLOSURE
The following table represents the changes in other assets acquired through foreclosure:

	Three Months Ended September 30,
	2016
	Gross Balance	Valuation Allowance	Net Balance
	(in thousands)
Balance, beginning of period	$56,467	$(6,623)	$49,844
Transfers to other assets acquired through foreclosure, net	1,162	—	1,162
Proceeds from sale of other real estate owned and repossessed assets, net	(1,260)	32	(1,228)
Valuation adjustments, net	—	(184)	(184)
Gains (losses), net (1)	25	—	25
Balance, end of period	$56,394	$(6,775)	$49,619

	2015
Balance, beginning of period	$71,782	$(12,447)	$59,335
Additions from acquisition	(143)	—	(143)
Transfers to other assets acquired through foreclosure, net	14,111	—	14,111
Proceeds from sale of other real estate owned and repossessed assets, net	(16,646)	959	(15,687)
Valuation adjustments, net	—	573	573
(Losses) gains, net (1)	(470)	—	(470)
Balance, end of period	$68,634	$(10,915)	$57,719

(1)	There were no net gains related to initial transfers to other assets during each of the three months ended September 30, 2016 and 2015.

	Nine Months Ended September 30,
	2016
	Gross Balance	Valuation Allowance	Net Balance
	(in thousands)
Balance, beginning of period	$52,984	$(9,042)	$43,942
Transfers to other assets acquired through foreclosure, net	11,888	—	11,888
Proceeds from sale of other real estate owned and repossessed assets, net	(8,174)	2,140	(6,034)
Valuation adjustments, net	—	127	127
(Losses) gains, net (2)	(304)	—	(304)
Balance, end of period	$56,394	$(6,775)	$49,619

	2015
Balance, beginning of period	$71,421	$(14,271)	$57,150
Additions from acquisition	1,407	—	1,407
Transfers to other assets acquired through foreclosure, net	27,570	—	27,570
Proceeds from sale of other real estate owned and repossessed assets, net	(34,349)	4,287	(30,062)
Valuation adjustments, net	—	(931)	(931)
Gains (losses), net (2)	2,585	—	2,585
Balance, end of period	$68,634	$(10,915)	$57,719

(2)	Includes net gains related to initial transfers to other assets of zero and $0.9 million during the nine months ended September 30, 2016 and 2015, respectively.
At September 30, 2016, and 2015, the majority of the Company’s repossessed assets consisted of properties located in Nevada. The Company held 33 properties at September 30, 2016, compared to 39 at December 31, 2015, and 45 at September 30, 2015.

5. OTHER BORROWINGS
The following table summarizes the Company’s borrowings as of September 30, 2016 and December 31, 2015:

	September 30, 2016	December 31, 2015
	(in thousands)
Short-Term:
Federal funds purchased	$—	$—
FHLB advances	—	150,000
Total short-term borrowings	$—	$150,000
The Company maintains other lines of credit with correspondent banks totaling $170.0 million, of which $25.0 million is secured by pledged securities and has a floating interest rate of one-month or three-month LIBOR plus 1.50%. The remaining $145.0 million is unsecured. As of September 30, 2016 and December 31, 2015, there were no outstanding balances on these lines of credit.
The Company maintains lines of credit with the FHLB and the FRB. The Company’s borrowing capacity is determined based on collateral pledged, generally consisting of investment securities and loans, at the time of the borrowing. At September 30, 2016, there were no short-term FHLB advances. At December 31, 2015, short-term FHLB advances of $150.0 million had a weighted average interest rate of 0.36%.
As of September 30, 2016 and December 31, 2015, the Company had additional available credit with the FHLB of approximately $2.03 billion and $1.54 billion, respectively, and with the FRB of approximately $1.57 billion and $1.21 billion, respectively.
6. QUALIFYING DEBT
Subordinated Debt
On June 16, 2016, the Company issued $175.0 million of subordinated debentures with a maturity date of July 1, 2056. Beginning on or after July 1, 2021, the Company may redeem the debentures, in whole or in part, at their principal amount plus any accrued and unpaid interest. The subordinated debt was recorded net of issuance costs of $5.5 million. The debentures have an interest rate of 6.25% per annum. To hedge the interest rate risk, WAL entered into a fair value interest rate hedge with a pay variable/receive fixed swap. The carrying value of all subordinated debt, which includes the effective portion of related hedges, totals $321.9 million at September 30, 2016.
Junior Subordinated Debt
The Company has formed or acquired through acquisitions eight statutory business trusts, which exist for the exclusive purpose of issuing Cumulative Trust Preferred Securities.
With the exception of debt issued by Bridge Capital Trust I and Bridge Capital Trust II, junior subordinated debt is recorded at fair value at each reporting date due to the FVO election made by the Company under ASC 825. The Company did not make the FVO election for the Bridge junior subordinated debt. Accordingly, the carrying value of these trusts does not reflect the current fair value of the debt and includes a fair market value adjustment established at acquisition that is being accreted over the remaining life of the trusts. The carrying value of junior subordinated debt was $61.0 million and $58.4 million at September 30, 2016 and December 31, 2015, respectively.
The weighted average interest rate of all junior subordinated debt as of September 30, 2016 was 3.19%, which is three-month LIBOR plus the contractual spread of 2.34%, compared to a weighted average interest rate of 2.95% at December 31, 2015.

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
Sales in the ATM offering were previously being made pursuant to a prospectus dated May 14, 2012 and a prospectus supplement filed with the SEC on June 4, 2014, in connection with one or more offerings of shares from the Company's shelf registration statement on Form S-3 (No. 333-181128), which expired on May 14, 2015. On May 7, 2015, the Company filed with the SEC a new shelf registration statement on Form S-3 (No. 333-203959). As the Company completed $100.0 million in aggregate sales under the ATM offering, the Company's ATM offering expired and the Amended and Restated Distribution Agency Agreement was terminated as of June 30, 2016. Accordingly, there were no sales under the ATM offering during the three months ended September 30, 2016. During the nine months ended September 30, 2016, the Company sold 1.6 million shares under the ATM offering at a weighted-average selling price of $36.63 per share for gross proceeds of $56.8 million. Total offering costs under the ATM offering for the nine months ended September 30, 2016, were $1.0 million, of which $0.9 million relates to compensation costs paid to Credit Suisse Securities. During the three and nine months ended September 30, 2015, there were no sales under the ATM offering.
Stock-Based Compensation
Restricted Stock Awards
For the three and nine months ended September 30, 2016, there were 5,725 and 358,235 shares of restricted stock awards granted to employees that generally vest over a three-year period. For the nine months ended September 30, 2016, a total of 63,000 shares of restricted stock were granted to non-employee WAL directors that were fully vested at June 30, 2016. The Company estimates the compensation cost for stock grants based upon the grant date fair value. Stock compensation cost is recognized on a straight-line basis over the requisite service period for the entire award. The aggregate grant date fair value for the restricted stock awards granted during the three and nine months ended September 30, 2016 was $0.2 million and $13.5 million, respectively. For three and nine months ended September 30, 2016, the Company recognized $2.7 million and $10.2 million in stock-based compensation expense related to all restricted stock award grants, including those assumed as part of the Bridge acquisition, compared to $1.8 million and $7.0 million for the three and nine months ended September 30, 2015, respectively.
In addition, the Company granted 54,329 shares of restricted stock to certain members of executive management that have both performance and service conditions that affect vesting. The performance condition was based on achieving an EPS target for fiscal year 2016 and, if this target is met, the restricted stock will vest over a three-year service period. The grant date fair value of the awards was $1.7 million. For the three and nine months ended September 30, 2016, the Company recognized $0.1 million and $0.4 million, respectively, in stock-based compensation expense related to these performance-based restricted stock grants, compared to $0.1 million and $0.3 million for the three and nine months ended September 30, 2015, respectively.
Performance Stock Units
The Company grants members of its executive management committee performance stock units that do not vest unless the Company achieves a specified cumulative EPS target over a three-year performance period. The number of shares issued will vary based on the cumulative EPS target that is achieved. The Company estimates the cost of performance stock units based upon the grant date fair value and expected vesting percentage over the three-year performance period. For the three and nine months ended September 30, 2016, the Company recognized $1.2 million and $3.5 million, respectively, in stock-based compensation expense related to these performance stock units, compared to $1.6 million and $3.6 million for the three and nine months ended September 30, 2015, respectively.
The three-year performance period for the 2013 grant ended on December 31, 2015, and the Company's cumulative EPS for the performance period exceeded the level required for a maximum award under the terms of the grant. As a result on February 17, 2016, executive management committee members were granted 308,400 of fully vested common shares.

As of September 30, 2016, outstanding performance stock unit grants made in 2014 and 2015 are expected to pay out at the maximum award amount, which is equivalent to 409,800 common shares with a grant date fair value of $10.4 million. In January 2016, performance stock units were granted to executive management committee members with cumulative target awards equivalent to 109,704 shares of common stock. Assuming a 100% vesting percentage for the 2016 performance stock units, the grant date fair value of the awards was $3.4 million.
Stock Options
The Company's stock option awards consist of those awards assumed as part of the Bridge acquisition. During the three and nine months ended September 30, 2016, the Company recognized $0.2 million and $0.6 million, respectively, in compensation expense related to these awards. There were no stock option awards granted by the Company during the three and nine months ended September 30, 2016 and 2015.
Treasury Shares
Treasury shares represent shares surrendered to the Company equal in value to the statutory payroll tax withholding obligations arising from the vesting of employee restricted stock awards. During the three and nine months ended September 30, 2016, the Company purchased treasury shares of 8,328 and 301,495, respectively, at a weighted average price of $34.30 and $30.95 per share, respectively. During the three and nine months ended September 30, 2015, the Company purchased treasury shares of 15,345 and 270,126, respectively, at a weighted average price of $32.14 and $27.54 per share, respectively.
8. ACCUMULATED OTHER COMPREHENSIVE INCOME
The following table summarizes the changes in accumulated other comprehensive income by component, net of tax, for the periods indicated:

	Three Months Ended September 30,
	Unrealized holding gains (losses) on AFS	Unrealized holding gains (losses) on SERP	Unrealized holding gains (losses) on junior subordinated debt	Impairment loss on securities	Total
	(in thousands)
Balance, June 30, 2016	$33,013	$102	$13,367	$144	$46,626
Other comprehensive (loss) income before reclassifications	(7,415)	6	(2,825)	—	(10,234)
Amounts reclassified from accumulated other comprehensive income	—	—	—	—	—
Net current-period other comprehensive (loss) income	(7,415)	6	(2,825)	—	(10,234)
Balance, September 30, 2016	$25,598	$108	$10,542	$144	$36,392

Balance, June 30, 2015	$14,867	$337	$11,359	$144	$26,707
Other comprehensive income (loss) before reclassifications	5,486	(229)	3,274	—	8,531
Amounts reclassified from accumulated other comprehensive income	38	—	—	—	38
Net current-period other comprehensive income (loss)	5,524	(229)	3,274	—	8,569
Balance, September 30, 2015	$20,391	$108	$14,633	$144	$35,276

	Nine Months Ended September 30,
	Unrealized holding gains (losses) on AFS	Unrealized holding gains (losses) on SERP	Unrealized holding gains (losses) on junior subordinated debt	Impairment loss on securities	Total
	(in thousands)
Balance, December 31, 2015	$9,993	$90	$12,033	$144	$22,260
Other comprehensive income (loss) before reclassifications	16,316	18	(1,491)	—	14,843
Amounts reclassified from accumulated other comprehensive income	(711)	—	—	—	(711)
Net current-period other comprehensive income (loss)	15,605	18	(1,491)	—	14,132
Balance, September 30, 2016	$25,598	$108	$10,542	$144	$36,392

Balance, January 1, 2015	$16,495	$—	$16,309	$144	$32,948
SERP assumed in Bridge acquisition	—	108	—	—	108
Other comprehensive income (loss) before reclassifications	4,261	—	(1,676)	—	2,585
Amounts reclassified from accumulated other comprehensive income	(365)	—	—	—	(365)
Net current-period other comprehensive income (loss)	3,896	108	(1,676)	—	2,328
Balance, September 30, 2015	$20,391	$108	$14,633	$144	$35,276
The following table presents reclassifications out of accumulated other comprehensive income:

	Three Months Ended September 30,		Nine Months Ended September 30,
Income Statement Classification	2016	2015	2016	2015
	(in thousands)
Gain (loss) on sales of investment securities, net	$—	$(62)	$1,001	$582
Income tax (expense) benefit	—	24	(290)	(217)
Net of tax	$—	$(38)	$711	$365
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
As of September 30, 2016, December 31, 2015, and September 30, 2015, the Company does not have any significant outstanding cash flow hedges or free-standing derivatives.
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
Fair Values, Volume of Activity, and Gain/Loss Information Related to Derivative Instruments
The following table summarizes the fair values of the Company's derivative instruments on a gross and net basis as of September 30, 2016, December 31, 2015, and September 30, 2015. The change in the notional amounts of these derivatives from December 31, 2015 to September 30, 2016 indicates the volume of the Company's derivative transaction activity during these periods. The derivative asset and liability balances are presented on a gross basis, prior to the application of bilateral collateral and master netting agreements. Total derivative assets and liabilities are adjusted to take into account the impact of legally enforceable master netting agreements that allow the Company to settle all derivative contracts with the same counterparty on a net basis and to offset the net derivative position with the related collateral. Where master netting agreements are not in effect or are not enforceable under bankruptcy laws, the Company does not adjust those derivative amounts with counterparties. The fair value of derivative contracts, after taking into account the effects of master netting agreements, is included in other assets or other liabilities in the Consolidated Balance Sheets, as indicated in the following table:

	September 30, 2016			December 31, 2015			September 30, 2015
		Fair Value			Fair Value			Fair Value
	Notional Amount	Derivative Assets	Derivative Liabilities	Notional Amount	Derivative Assets	Derivative Liabilities	Notional Amount	Derivative Assets	Derivative Liabilities
	(in thousands)
Derivatives designated as hedging instruments:
Fair value hedges
Interest rate swaps	$988,337	$4,350	$100,067	$800,478	$3,569	$64,785	$805,073	$4,009	$70,391
Total	988,337	4,350	100,067	800,478	3,569	64,785	805,073	4,009	70,391
Netting adjustments (1)	—	—	—	—	—	—	—	—	—
Net derivatives in the balance sheet	$988,337	$4,350	$100,067	$800,478	$3,569	$64,785	$805,073	$4,009	$70,391

(1)	Netting adjustments represent the amounts recorded to convert derivative balances from a gross basis to a net basis in accordance with the applicable accounting guidance.

Fair value hedges
An assessment of effectiveness is performed at initiation of a hedge and on a quarterly basis thereafter. All of the Company's fair value hedges remained “highly effective” as of September 30, 2016, December 31, 2015, and September 30, 2015.
The following table summarizes the gains (losses) on fair value hedges for the three and nine months ended September 30, 2016 and 2015, all of which are recorded in other non-interest income.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in thousands)
Hedge of Fixed Rate Loans (1)
Gain (loss) on "pay fixed" swap	$7,225	$(21,345)	$(35,087)	$(12,572)
(Loss) gain on receive fixed rate loans	(7,206)	21,382	35,113	12,629
Net ineffectiveness	$19	$37	$26	$57
Hedge of Fixed Rate Subordinated Debt Issuances (1)
(Loss) gain on "receive fixed" swap	$(3,793)	$3,812	$395	$4,009
Gain (loss) on subordinated debt	3,793	(3,812)	(395)	(4,009)
Net ineffectiveness	$—	$—	$—	$—

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

Counterparty Credit Risk
Like other financial instruments, derivatives contain an element of credit risk. This risk is measured as the expected positive replacement value of the contracts. Management generally enters into bilateral collateral and master netting agreements that provide for the net settlement of all contracts with the same counterparty. Additionally, management monitors counterparty credit risk exposure on each contract to determine appropriate limits on the Company's total credit exposure across all product types. In general, the Company has a zero credit threshold with regard to derivative exposure with counterparties. Management reviews the Company's collateral positions on a daily basis and exchanges collateral with counterparties in accordance with standard ISDA documentation and other related agreements. The Company generally posts collateral in the form of highly rated securities issued by the U.S. Treasury or government-sponsored enterprises, such as GNMA, FNMA, and FHLMC. The total collateral posted by the Company for derivatives in a net liability position totaled $100.1 million at September 30, 2016, $61.7 million at December 31, 2015, and $67.3 million at September 30, 2015.
The following table summarizes the Company's largest exposure to an individual counterparty at the dates indicated for derivatives in net asset positions:

	September 30, 2016	December 31, 2015	September 30, 2015
	(in thousands)
Largest gross exposure (derivative asset) to an individual counterparty	$4,159	$3,569	$4,009
Collateral posted by this counterparty	4,131	4,680	—
Derivative liability with this counterparty	—	—	—
Collateral pledged to this counterparty	—	1,340	—
Net exposure after netting adjustments and collateral	$28	$229	$4,009
Credit Risk Contingent Features
Management has entered into certain derivative contracts that require the Company to post collateral to the counterparties when these contracts are in a net liability position. Conversely, the counterparties may be required to post collateral when these contracts are in a net asset position. The amount of collateral to be posted is based on the amount of the net liability and exposure thresholds. As of September 30, 2016, December 31, 2015, and September 30, 2015 the aggregate fair value of all derivative contracts with credit risk contingent features (i.e., those containing collateral posting provisions) held by the Company that were in a net liability position totaled $100.1 million, $64.8 million, and $70.4 million, respectively. As of September 30, 2016, the Company was in an over-collateralized net position of $23.1 million after considering $123.1 million of collateral held in the form of securities. As of December 31, 2015 and September 30, 2015, the Company was in an over-collateralized position of $15.5 million and $8.4 million, respectively.

10. EARNINGS PER SHARE
Diluted EPS is based on the weighted average outstanding common shares during each period, including common stock equivalents. Basic EPS is based on the weighted average outstanding common shares during the period.
The following table presents the calculation of basic and diluted EPS:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in thousands, except per share amounts)
Weighted average shares - basic	103,768	100,776	102,791	92,345
Dilutive effect of stock awards	796	744	741	587
Weighted average shares - diluted	104,564	101,520	103,532	92,932
Net income available to common stockholders	$67,052	$55,684	$189,998	$135,119
Earnings per share - basic	0.65	0.55	1.85	1.46
Earnings per share - diluted	0.64	0.55	1.84	1.45
The Company had no anti-dilutive stock options outstanding at each of the periods ended September 30, 2016 and 2015.
11. INCOME TAXES
The effective tax rate was 30.32% and 23.47% for the three months ended September 30, 2016 and 2015, respectively. For the nine months ended September 30, 2016 and 2015, the Company's effective tax rate was 28.31% and 24.88%, respectively. The increase in the effective tax rate for the nine months ended September 30, 2016 is due primarily to an increase in projected pre-tax book income without proportional increases to favorable tax rate items.
Deferred tax assets and liabilities are included in the Consolidated Financial Statements at currently enacted income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be reversed. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes.
For the nine months ended September 30, 2016, the net deferred tax assets decreased $13.6 million to $72.7 million. This overall decrease in the net deferred tax asset was primarily the result of decreases to deferred tax assets based on a change in fair market value of junior subordinated debt and AFS securities, expected use of AMT credit carryovers, and fair market value adjustments related to acquired loans.
Although realization is not assured, the Company believes that the realization of the recognized deferred tax asset of $72.7 million at September 30, 2016 is more-likely-than-not based on expectations as to future taxable income and based on available tax planning strategies within the meaning of ASC 740, Income Taxes, that could be implemented if necessary to prevent a carryover from expiring.
At each of the periods ended September 30, 2016 and December 31, 2015, the Company had no deferred tax valuation allowance.
The deferred tax asset related to federal and state NOL carryovers outstanding at September 30, 2016 and December 31, 2015 available to reduce the tax liability in future years totaled $9.1 million and $9.3 million, respectively. The respective $9.1 million and $9.3 million of tax benefits relate entirely to federal NOL carryovers (subject to an annual limitation imposed by IRC Section 382). The Company’s ability to use federal NOL carryovers, as well as its ability to use certain future tax deductions called NUBILs associated with the Company's acquisitions is subject to annual limitations. In management’s opinion, it is more-likely-than-not that the results of future operations will generate sufficient taxable income to realize all of the deferred tax benefits related to these NOL carryovers and NUBILs.
At each of the periods ended September 30, 2016 and December 31, 2015, the total amount of unrecognized tax benefits, net of associated deferred tax benefit, that would impact the effective tax rate, if recognized, was $0.7 million.
Interest and penalties related to unrecognized tax benefits are recognized as part of the provision for income taxes. During each of the three and nine months ended September 30, 2016 and 2015, the Company recognized no amounts for penalties associated with unrecognized tax benefits and no amounts for interest.
At each of the periods ended September 30, 2016 and December 31, 2015, the Company has accrued a $0.1 million liability for penalties and a $0.1 million liability for interest.

Investments in LIHTC
The Company invests in LIHTC funds that help the Company satisfy its CRA obligations and yield a return primarily through the realization of federal tax credits.
Investments in LIHTC and unfunded LIHTC obligations are included as part of other assets and other liabilities, respectively, in the Consolidated Balance Sheets and total $166.1 million and $63.4 million, respectively, as of September 30, 2016, compared to $152.7 million and $61.2 million as of December 31, 2015. For the three months ended September 30, 2016 and 2015, $5.5 million and $4.8 million of amortization related to LIHTC investments was recognized as a component of income tax expense, respectively. For the nine months ended September 30, 2016 and 2015, $13.7 million and $10.4 million of amortization related to LIHTC investments was recognized as a component of income tax expense, respectively.
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
A summary of the contractual amounts for unfunded commitments and letters of credit are as follows:

	September 30, 2016	December 31, 2015
	(in thousands)
Commitments to extend credit, including unsecured loan commitments of $389,123 at September 30, 2016 and $341,374 at December 31, 2015	$3,973,444	$3,624,578
Credit card commitments and financial guarantees	54,270	57,966
Standby letters of credit, including unsecured letters of credit of $5,962 at September 30, 2016 and $4,257 at December 31, 2015	50,295	50,659
Total	$4,078,009	$3,733,203
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
The Company has exposure to credit losses from unfunded commitments and letters of credit. As funds have not been disbursed on these commitments, they are not reported as loans outstanding. Credit losses related to these commitments are not included in the allowance for credit losses reported in "Note 3. Loans, Leases and Allowance for Credit Losses" of these Consolidated Financial Statements and are accounted for as a separate loss contingency. This loss contingency for unfunded loan commitments and letters of credit was $11.0 million (including $7.0 million related to loans acquired in the HFF asset purchase) and $3.3 million as of September 30, 2016 and December 31, 2015, respectively. Changes to this liability are adjusted through non-interest expense.

Concentrations of Lending Activities
The Company’s lending activities are driven in large part by the customers served in the market areas where the Company has branch offices in the states of Arizona, Nevada, and California. Despite the geographic concentration of lending activities, the Company does not have a single external customer from which it derives 10% or more of its revenues. The Company monitors concentrations within four broad categories: geography, industry, product, and collateral. The Company's loan portfolio includes significant credit exposure to the CRE market. As of the periods ended September 30, 2016 and December 31, 2015, CRE related loans accounted for approximately 54% and 49% of total loans, respectively. Substantially all of these loans are secured by first liens with an initial loan to value ratio of generally not more than 75%. Approximately 35% and 48% of these CRE loans, excluding construction and land loans, were owner-occupied at September 30, 2016 and December 31, 2015, respectively.
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
Lease Commitments
The Company leases the majority of its office locations and many of these leases contain multiple renewal options and provisions for increased rents. Total rent expense of $2.8 million and $2.3 million for three months ended September 30, 2016 and 2015, respectively, was included in occupancy expense. For the nine months ended September 30, 2016 and 2015, total rent expense was $8.1 million and $5.5 million, respectively.
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

For the three and nine months ended September 30, 2016 and 2015 gains and losses from fair value changes were as follows:

	Changes in Fair Values for Items Measured at Fair Value Pursuant to Election of the Fair Value Option
	Unrealized Gain/(Loss) on Assets and Liabilities Measured at Fair Value, Net	Interest Income on Securities	Interest Expense on Junior Subordinated Debt	Total Changes Included in Current-Period Earnings	Total Changes Included in OCI, Net of Tax
	(in thousands)
Three Months Ended September 30, 2016
Securities measured at fair value	$(12)	$9	$—	$(3)	$—
Junior subordinated debt	(4,604)	—	625	625	(2,825)
Total	$(4,616)	$9	$625	$622	$(2,825)
Nine Months Ended September 30, 2016
Securities measured at fair value	$(18)	$30	$—	$12	$—
Junior subordinated debt	(2,386)	—	1,843	1,843	(1,491)
Total	$(2,404)	$30	$1,843	$1,855	$(1,491)
Three Months Ended September 30, 2015
Securities measured at fair value	$(6)	$13	$—	$7	$—
Junior subordinated debt	5,325	—	540	540	3,274
Total	$5,319	$13	$540	$547	$3,274
Nine Months Ended September 30, 2015
Securities measured at fair value	$(20)	$41	$—	$21	$—
Junior subordinated debt	(2,720)	—	1,431	1,431	(1,676)
Total	$(2,740)	$41	$1,431	$1,452	$(1,676)
There were no net gains or losses recognized during the three and nine months ended September 30, 2016 and 2015 on trading securities sold during the period.
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
As of September 30, 2016, the Company estimated the discount rate at 5.65%, which represents an implied credit spread of 4.79% plus three-month LIBOR (0.85%). As of December 31, 2015, the Company estimated the discount rate at 5.67%, which was a 5.06% credit spread plus three-month LIBOR (0.61%).
The fair value of assets and liabilities measured at fair value on a recurring basis was determined using the following inputs as of the periods presented:

	Fair Value Measurements at the End of the Reporting Period Using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
	(in thousands)
September 30, 2016
Assets:
Measured at fair value
Residential MBS issued by GSEs	$—	$1,279	$—	$1,279
Available-for-sale
Collateralized debt obligations	$—	$—	$10,552	$10,552
Commercial MBS issued by GSEs	—	126,595	—	126,595
Corporate debt securities	20,000	5,628	—	25,628
CRA investments	37,753	—	—	37,753
Municipal obligations	—	403,417	—	403,417
Preferred stock	110,479	—	—	110,479
Private label residential MBS	—	463,091	—	463,091
Residential MBS issued by GSEs	—	1,395,685	—	1,395,685
Trust preferred securities	—	24,445	—	24,445
U.S. government sponsored agency securities	—	59,001	—	59,001
U.S. treasury securities	—	2,536	—	2,536
Total AFS securities	$168,232	$2,480,398	$10,552	$2,659,182
Loans - HFS	$—	$21,337	$—	$21,337
Derivative assets (1)	—	4,350	—	4,350
Liabilities:
Junior subordinated debt (2)	$—	$—	$49,314	$49,314
Derivative liabilities (1)	—	100,067	—	100,067

(1)
Derivative assets and liabilities relate to interest rate swaps, see "Note 9. Derivatives and Hedging Activities." In addition, the carrying value of loans includes a net positive value of $106,503 and the net carrying value of subordinated debt includes a net negative value of $4,350 as of September 30, 2016, which relates to the effective portion of the hedges put in place to mitigate against fluctuations in interest rates.

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
For the three and nine months ended September 30, 2016 and 2015, the change in Level 3 assets and liabilities measured at fair value on a recurring basis was as follows:

	Junior Subordinated Debt
	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in thousands)
Beginning balance	$(44,710)	$(48,482)	$(46,928)	$(40,437)
Transfers into Level 3	—	—	—	—
Total gains (losses) for the period
Included in other comprehensive income (1)	(4,604)	5,325	$(2,386)	$(2,720)
Ending balance	$(49,314)	$(43,157)	$(49,314)	$(43,157)

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

	CDO Securities
	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in thousands)
Beginning balance	$10,183	$10,804	$10,060	$11,445
Transfers into Level 3	—	—	—	—
Total gains (losses) for the period
Included in other comprehensive income (1)	369	(594)	492	(1,235)
Ending balance	$10,552	$10,210	$10,552	$10,210

(1)	Total gains (losses) for the period are included in the other comprehensive income line, Unrealized gain (loss) on AFS securities.
For Level 3 liabilities and assets measured at fair value on a recurring basis as of September 30, 2016 and December 31, 2015, the significant unobservable inputs used in the fair value measurements were as follows:

	September 30, 2016	Valuation Technique	Significant Unobservable Inputs	Input Value
	(in thousands)
Junior subordinated debt	$49,314	Discounted cash flow	Implied credit rating of the Company	5.65%
CDO securities	10,552	S&P Model	Pricing indications from comparable securities

	December 31, 2015	Valuation Technique	Significant Unobservable Inputs	Input Value
	(in thousands)
Junior subordinated debt	$46,928	Discounted cash flow	Adjusted Corporate Bond over Treasury Index with comparable credit spread	5.67%
CDO securities	10,060	S&P Model	Pricing indications from comparable securities
The significant unobservable inputs used in the fair value measurement of the Company’s junior subordinated debt as of September 30, 2016 was the implied credit risk for the Company, calculated as the difference between the 20-year 'BB' rated financial index over the corresponding swap index.
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

Fair value on a nonrecurring basis
Certain assets are measured at fair value on a nonrecurring basis. That is, the assets are not measured at fair value on an ongoing basis, but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). The following table presents such assets carried on the balance sheet by caption and by level within the ASC 825 hierarchy:

	Fair Value Measurements at the End of the Reporting Period Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Active Markets for Similar Assets (Level 2)	Unobservable Inputs (Level 3)
	(in thousands)
As of September 30, 2016:
Impaired loans with specific valuation allowance	$8,634	$—	$—	$8,634
Impaired loans without specific valuation allowance (1)	58,810	—	—	58,810
Other assets acquired through foreclosure	49,619	—	—	49,619
As of December 31, 2015:
Impaired loans with specific valuation allowance	$19,629	$—	$—	$19,629
Impaired loans without specific valuation allowance (1)	66,754	—	—	66,754
Other assets acquired through foreclosure	43,942	—	—	43,942

(1)	Excludes loan balances with charge-offs of $32.5 million and $37.8 million as of September 30, 2016 and December 31, 2015, respectively.
For Level 3 assets measured at fair value on a nonrecurring basis as of September 30, 2016 and December 31, 2015, the significant unobservable inputs used in the fair value measurements were as follows:

	September 30, 2016	Valuation Technique(s)		Significant Unobservable Inputs	Range
	(in thousands)
Impaired loans	$67,444	Collateral method	Third party appraisal	Costs to sell	4.0% to 10.0%
		Discounted cash flow method	Discount rate	Contractual loan rate	4.0% to 7.0%
			Scheduled cash collections	Loss given default	0% to 20.0%
			Proceeds from non-real estate collateral	Loss given default	0% to 70.0%
Other assets acquired through foreclosure	49,619	Collateral method	Third party appraisal	Costs to sell	4.0% to 10.0%

	December 31, 2015	Valuation Technique(s)		Significant Unobservable Inputs	Range
	(in thousands)
Impaired loans	$86,383	Collateral method	Third party appraisal	Costs to sell	4.0% to 10.0%
		Discounted cash flow method	Discount rate	Contractual loan rate	4.0% to 7.0%
			Scheduled cash collections	Loss given default	0% to 20.0%
			Proceeds from non-real estate collateral	Loss given default	0% to 70.0%
Other assets acquired through foreclosure	43,942	Collateral method	Third party appraisal	Costs to sell	4.0% to 10.0%

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
Total Level 3 impaired loans had an estimated fair value of $67.4 million and $86.4 million at September 30, 2016 and December 31, 2015, respectively. Impaired loans with a specific valuation allowance had a gross estimated fair value of $13.4 million and $24.3 million at September 30, 2016 and December 31, 2015, respectively, which was reduced by a specific valuation allowance of $4.8 million and $4.7 million, respectively.
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
Fair value is determined, where possible, using market prices derived from an appraisal or evaluation, which are considered to be Level 2. However, certain assumptions and unobservable inputs are often used by the appraiser, therefore qualifying the assets as Level 3 in the fair value hierarchy. In addition, when significant adjustments are based on unobservable inputs, such as when a current appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the resulting fair value measurement has been categorized as a Level 3 measurement. The Company had $49.6 million and $43.9 million of such assets at September 30, 2016 and December 31, 2015, respectively.
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
For the three and nine months ended September 30, 2016 and 2015, the Company determined that no securities experienced credit losses.
There is no OTTI balance recognized in comprehensive income as of September 30, 2016 and 2015.

FAIR VALUE OF FINANCIAL INSTRUMENTS
The estimated fair value of the Company’s financial instruments is as follows:

	September 30, 2016
	Carrying Amount	Fair Value
		Level 1	Level 2	Level 3	Total
	(in thousands)
Financial assets:
Investment securities:
HTM	$52,421	$—	$55,717	$—	$55,717
AFS	2,659,182	168,232	2,480,398	10,552	2,659,182
Trading	1,279	—	1,279	—	1,279
Derivative assets	4,350	—	4,350	—	4,350
Loans, net	12,910,715	—	12,585,292	67,444	12,652,736
Accrued interest receivable	57,704	—	57,704	—	57,704
Financial liabilities:
Deposits	$14,443,160	$—	$14,446,965	$—	$14,446,965
Customer repurchases	44,372	—	44,372	—	44,372
Qualifying debt	382,932	—	—	389,752	389,752
Derivative liabilities	100,067	—	100,067	—	100,067
Accrued interest payable	9,722	—	9,722	—	9,722

	December 31, 2015
	Carrying Amount	Fair Value
		Level 1	Level 2	Level 3	Total
	(in thousands)
Financial assets:
Investment securities:
AFS	$1,982,523	$148,914	$1,823,549	$10,060	$1,982,523
Trading	1,481	—	1,481	—	1,481
Derivative assets	3,569	—	3,569	—	3,569
Loans, net	11,017,595	—	10,766,826	86,383	10,853,209
Accrued interest receivable	54,445	—	54,445	—	54,445
Financial liabilities:
Deposits	$12,030,624	$—	$12,034,199	$—	$12,034,199
Customer repurchases	38,155	—	38,155	—	38,155
FHLB advances	150,000	—	150,000	—	150,000
Qualifying debt	210,328	—	—	207,437	207,437
Derivative liabilities	64,785	—	64,785	—	64,785
Accrued interest payable	13,626	—	13,626	—	13,626
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
Interest rate risk exposure is measured using interest rate sensitivity analysis to determine the Company's change in EVE and net interest income resulting from hypothetical changes in interest rates. If potential changes to EVE and net interest income resulting from hypothetical interest rate changes are not within the limits established by the BOD, the BOD may direct management to adjust the asset and liability mix to bring interest rate risk within BOD-approved limits. As of September 30, 2016, the Company’s interest rate risk profile was within BOD-approved limits.

WAB has an ALCO charged with managing interest rate risk within the BOD-approved limits. Limits are structured to prohibit an interest rate risk profile that does not conform to both management and BOD risk tolerances. There is also ALCO reporting at the Parent company level for reviewing interest rate risk for the Company, which gets reported to the BOD and the Finance and Investment Committee.
Fair value of commitments
The estimated fair value of standby letters of credit outstanding at September 30, 2016 and December 31, 2015 was insignificant. Loan commitments on which the committed interest rates were less than the current market rate were also insignificant at September 30, 2016 and December 31, 2015.
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
The Company's NBL segments provide specialized banking services to niche markets. With the purchase of GE's domestic select-service hotel franchise loan portfolio on April 20, 2016, management has created a new operating segment called HFF, which is now included as one of the Company's NBL reportable segments. The Company's other NBL reportable segments include HOA Services, Public & Nonprofit Finance, Technology & Innovation, and Other NBLs. These NBLs are managed centrally and are broader in geographic scope than the Company's other segments, though still predominately located within the Company's core market areas. The HOA Services NBL corresponds to the AAB division. The newly created HFF NBL includes the hotel franchise loan portfolio purchased from GE. The operations of Public and Nonprofit Finance are combined into one reportable segment. The Technology & Innovation NBL includes the operations of Equity Fund Resources, Life Sciences Group, Renewable Resource Group, and Technology Finance. The Other NBLs segment consists of Corporate Finance, Mortgage Warehouse Lending, and Resort Finance.
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

The following is a summary of selected operating segment information for the periods indicated:

		Regional Segments
Balance Sheet:	Consolidated Company	Arizona	Nevada	Southern California	Northern California
At September 30, 2016	(dollars in millions)
Assets:
Cash, cash equivalents, and investment securities	$3,134.2	$1.9	$7.9	$1.9	$1.3
Loans, net of deferred loan fees and costs	13,033.6	2,938.0	1,697.3	1,833.4	1,072.1
Less: allowance for credit losses	(122.9)	(30.5)	(18.5)	(19.8)	(9.1)
Total loans	12,910.7	2,907.5	1,678.8	1,813.6	1,063.0
Other assets acquired through foreclosure, net	49.6	6.8	20.4	—	0.3
Goodwill and other intangible assets, net	303.6	—	23.9	—	157.8
Other assets	644.5	43.3	59.9	16.1	14.6
Total assets	$17,042.6	$2,959.5	$1,790.9	$1,831.6	$1,237.0
Liabilities:
Deposits	$14,443.2	$3,931.9	$3,712.0	$2,255.0	$1,505.0
Borrowings and qualifying debt	382.9	—	—	—	—
Other liabilities	359.1	13.2	30.7	11.1	15.8
Total liabilities	15,185.2	3,945.1	3,742.7	2,266.1	1,520.8
Allocated equity:	1,857.4	344.1	247.8	205.8	281.7
Total liabilities and stockholders' equity	$17,042.6	$4,289.2	$3,990.5	$2,471.9	$1,802.5
Excess funds provided (used)	—	1,329.7	2,199.6	640.3	565.5

Income Statement:
Three Months Ended September 30, 2016:	(in thousands)
Net interest income (expense)	$172,547	$45,531	$35,977	$26,488	$22,181
Provision for (recovery of) credit losses	2,000	2,399	(1,009)	(105)	144
Net interest income (expense) after provision for credit losses	170,547	43,132	36,986	26,593	22,037
Non-interest income	10,683	1,180	2,264	686	2,916
Non-interest expense	(85,007)	(16,084)	(14,801)	(11,532)	(12,706)
Income (loss) before income taxes	96,223	28,228	24,449	15,747	12,247
Income tax expense (benefit)	29,171	11,074	8,557	6,621	5,150
Net income	$67,052	$17,154	$15,892	$9,126	$7,097

Nine Months Ended September 30, 2016:	(in thousands)
Net interest income (expense)	$481,944	$125,191	$102,016	$76,719	$67,272
Provision for (recovery of) credit losses	7,000	10,875	(3,526)	145	2,112
Net interest income (expense) after provision for credit losses	474,944	114,316	105,542	76,574	65,160
Non-interest income	32,375	5,749	6,420	1,907	7,858
Non-interest expense	(242,304)	(45,090)	(44,371)	(33,401)	(40,154)
Income (loss) before income taxes	265,015	74,975	67,591	45,080	32,864
Income tax expense (benefit)	75,017	29,413	23,657	18,956	13,819
Net income	$189,998	$45,562	$43,934	$26,124	$19,045

	National Business Lines
Balance Sheet:	HOA Services	HFF	Public & Nonprofit Finance	Technology & Innovation	Other NBL	Corporate & Other
At September 30, 2016	(dollars in millions)
Assets:
Cash, cash equivalents, and investment securities	$—	$—	$—	$—	$—	$3,121.2
Loans, net of deferred loan fees and costs	106.4	1,311.2	1,447.7	934.6	1,673.9	19.0
Less: allowance for credit losses	(1.2)	(0.6)	(15.7)	(8.7)	(18.1)	(0.7)
Total loans	105.2	1,310.6	1,432.0	925.9	1,655.8	18.3
Other assets acquired through foreclosure, net	—	—	—	—	—	22.1
Goodwill and other intangible assets, net	—	0.2	—	121.7	—	—
Other assets	0.3	5.4	9.9	4.9	11.0	479.1
Total assets	$105.5	$1,316.2	$1,441.9	$1,052.5	$1,666.8	$3,640.7
Liabilities:
Deposits	$1,813.7	$—	$—	$1,066.8	$—	$158.8
Borrowings and qualifying debt	—	—	—	—	—	382.9
Other liabilities	0.9	1.2	98.2	0.2	59.2	128.6
Total liabilities	1,814.6	1.2	98.2	1,067.0	59.2	670.3
Allocated equity:	46.4	108.1	86.2	218.2	139.0	180.1
Total liabilities and stockholders' equity	$1,861.0	$109.3	$184.4	$1,285.2	$198.2	$850.4
Excess funds provided (used)	1,755.5	(1,206.9)	(1,257.5)	232.7	(1,468.6)	(2,790.3)

Income Statement:
Three Months Ended September 30, 2016:	(in thousands)
Net interest income (expense)	$11,312	$13,370	$5,012	$18,143	$12,060	$(17,527)
Provision for (recovery of) credit losses	72	—	(315)	(557)	1,372	(1)
Net interest income (expense) after provision for credit losses	11,240	13,370	5,327	18,700	10,688	(17,526)
Non-interest income	125	—	19	1,871	728	894
Non-interest expense	(6,062)	(3,207)	(1,974)	(8,837)	(3,972)	(5,832)
Income (loss) before income taxes	5,303	10,163	3,372	11,734	7,444	(22,464)
Income tax expense (benefit)	1,989	3,811	1,265	4,400	2,791	(16,487)
Net income	$3,314	$6,352	$2,107	$7,334	$4,653	$(5,977)

Nine Months Ended September 30, 2016:	(in thousands)
Net interest income (expense)	$29,853	$25,438	$15,259	$51,083	$35,220	$(46,107)
Provision for (recovery of) credit losses	160	—	(509)	(2,336)	3,309	(3,230)
Net interest income (expense) after provision for credit losses	29,693	25,438	15,768	53,419	31,911	(42,877)
Non-interest income	340	—	22	4,623	1,598	3,858
Non-interest expense	(17,423)	(5,764)	(5,927)	(23,177)	(11,007)	(15,990)
Income (loss) before income taxes	12,610	19,674	9,863	34,865	22,502	(55,009)
Income tax expense (benefit)	4,729	7,378	3,699	13,074	8,438	(48,146)
Net income	$7,881	$12,296	$6,164	$21,791	$14,064	$(6,863)

		Regional Segments
Balance Sheet:	Consolidated Company	Arizona	Nevada	Southern California	Northern California
At December 31, 2015	(dollars in millions)
Assets:
Cash, cash equivalents, and investment securities	$2,266.8	$2.3	$9.5	$2.4	$2.4
Loans, net of deferred loan fees and costs	11,136.7	2,811.7	1,737.2	1,761.9	1,188.4
Less: allowance for credit losses	(119.1)	(30.1)	(18.6)	(18.8)	(12.7)
Total loans	11,017.6	2,781.6	1,718.6	1,743.1	1,175.7
Other assets acquired through foreclosure, net	43.9	8.4	20.8	—	0.3
Goodwill and other intangible assets, net	305.4	—	24.8	—	158.2
Other assets	641.4	43.9	62.3	15.7	16.1
Total assets	$14,275.1	$2,836.2	$1,836.0	$1,761.2	$1,352.7
Liabilities:
Deposits	$12,030.6	$2,880.7	$3,382.8	$1,902.5	$1,541.1
Borrowings and qualifying debt	360.3	—	—	—	—
Other liabilities	292.7	12.2	29.0	7.8	11.2
Total liabilities	12,683.6	2,892.9	3,411.8	1,910.3	1,552.3
Allocated equity:	1,591.5	309.2	244.4	191.3	293.2
Total liabilities and stockholders' equity	$14,275.1	$3,202.1	$3,656.2	$2,101.6	$1,845.5
Excess funds provided (used)	—	365.9	1,820.2	340.4	492.8

Income Statement:
Three Months Ended September 30, 2015:	(in thousands)
Net interest income (expense)	$137,407	$32,920	$30,875	$24,146	$24,012
Provision for (recovery of) credit losses	—	1,964	(2,376)	(442)	1,390
Net interest income (expense) after provision for credit losses	137,407	30,956	33,251	24,588	22,622
Non-interest income	8,502	962	2,199	586	2,484
Non-interest expense	(72,916)	(15,159)	(15,513)	(11,910)	(12,846)
Income (loss) before income taxes	72,993	16,759	19,937	13,264	12,260
Income tax expense (benefit)	17,133	6,574	6,978	5,577	5,156
Net income	$55,860	$10,185	$12,959	$7,687	$7,104

Nine Months Ended September 30, 2015:	(in thousands)
Net interest income (expense)	$349,233	$93,996	$90,030	$70,706	$33,681
Provision for (recovery of) credit losses	700	2,122	(5,175)	(176)	1,876
Net interest income (expense) after provision for credit losses	348,533	91,874	95,205	70,882	31,805
Non-interest income	20,289	2,909	6,852	2,101	2,806
Non-interest expense	(188,158)	(44,520)	(45,019)	(35,389)	(16,776)
Income (loss) before income taxes	180,664	50,263	57,038	37,594	17,835
Income tax expense (benefit)	44,946	19,718	19,963	15,808	7,500
Net income	$135,718	$30,545	$37,075	$21,786	$10,335

	National Business Lines
Balance Sheet:	HOA Services	Public & Nonprofit Finance	Technology & Innovation	Other NBL	Corporate & Other
At December 31, 2015	(dollars in millions)
Assets:
Cash, cash equivalents, and investment securities	$—	$—	$—	$—	$2,250.2
Loans, net of deferred loan fees and costs	88.4	1,458.9	770.3	1,280.3	39.6
Less: allowance for credit losses	(0.9)	(15.6)	(8.2)	(13.8)	(0.4)
Total loans	87.5	1,443.3	762.1	1,266.5	39.2
Other assets acquired through foreclosure, net	—	—	—	—	14.4
Goodwill and other intangible assets, net	—	—	122.4	—	—
Other assets	0.2	14.0	2.7	11.5	475.0
Total assets	$87.7	$1,457.3	$887.2	$1,278.0	$2,778.8
Liabilities:
Deposits	$1,291.9	$—	$842.5	$—	$189.1
Borrowings and qualifying debt	—	—	—	—	360.3
Other liabilities	0.5	63.8	—	40.8	127.4
Total liabilities	1,292.4	63.8	842.5	40.8	676.8
Allocated equity:	34.2	87.8	200.9	105.7	124.8
Total liabilities and stockholders' equity	$1,326.6	$151.6	$1,043.4	$146.5	$801.6
Excess funds provided (used)	1,238.9	(1,305.7)	156.2	(1,131.5)	(1,977.2)

Income Statement:
Three Months Ended September 30, 2015:	(in thousands)
Net interest income (expense)	$6,458	$5,050	$14,527	$11,312	$(11,893)
Provision for (recovery of) credit losses	57	473	1,526	(2,544)	(48)
Net interest income (expense) after provision for credit losses	6,401	4,577	13,001	13,856	(11,845)
Non-interest income	83	26	1,157	168	837
Non-interest expense	(4,515)	(1,419)	(3,650)	(3,541)	(4,363)
Income (loss) before income taxes	1,969	3,184	10,508	10,483	(15,371)
Income tax expense (benefit)	738	1,194	3,941	3,931	(16,956)
Net income	$1,231	$1,990	$6,567	$6,552	$1,585

Nine Months Ended September 30, 2015:	(in thousands)
Net interest income (expense)	$18,662	$14,534	$14,527	$37,366	$(24,269)
Provision for (recovery of) credit losses	198	2,579	1,526	(2,131)	(119)
Net interest income (expense) after provision for credit losses	18,464	11,955	13,001	39,497	(24,150)
Non-interest income	236	665	1,157	413	3,150
Non-interest expense	(12,985)	(4,056)	(3,650)	(11,257)	(14,506)
Income (loss) before income taxes	5,715	8,564	10,508	28,653	(35,506)
Income tax expense (benefit)	2,143	3,212	3,941	10,745	(38,084)
Net income	$3,572	$5,352	$6,567	$17,908	$2,578

15. MERGERS AND ACQUISITIONS

GE Capital US Holdings, Inc. Loan Portfolio

On April 20, 2016, WAB completed its purchase of GE Capital US Holdings, Inc.'s domestic select-service hotel franchise finance loan portfolio, paying cash of $1.27 billion.

Effective April 20, 2016, the results of the purchased loan portfolio are reflected in the Company's newly created HFF NBL operating segment. Acquisition / restructure expenses related to the purchase total $1.7 million and $3.6 million for the three and nine months ended September 30, 2016. The purchase was accounted for under the acquisition method of accounting in accordance with ASC 805. Assets purchased and liabilities assumed were recorded at their respective acquisition date estimated fair values. The fair values of assets acquired and liabilities assumed are subject to adjustment during the first twelve months after the acquisition date if additional information becomes available to indicate a more accurate or appropriate value for an asset or liability. There have been no measurement period adjustments recognized related to the HFF purchase. Although measurement period adjustments are not expected to be significant, the fair values of loans and other liabilities are still preliminary as of September 30, 2016.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in thousands, except per share amounts)
Interest income	$180,335	$162,990	$523,962	$423,792
Non-interest income	10,683	8,502	32,375	20,289
Net income available to common stockholders	65,349	65,006	194,095	162,769
Earnings per share - basic	0.63	0.65	1.89	1.76
Earnings per share - diluted	0.62	0.64	1.87	1.75

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
During the six months ended June 30, 2016, the Company identified $1.5 million in measurement period adjustments from the Bridge acquisition, primarily related to reductions in other assets and accrued liabilities. The measurement period for the Bridge acquisition ended on June 30, 2016, therefore, the fair values of these assets acquired and liabilities assumed are final.

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

	Three Months Ended September 30, 2015:	Nine Months Ended September 30, 2015:
	(in thousands, except per share amounts)
Interest income	$141,386	$412,888
Non-interest income	13,826	24,873
Net income available to common stockholders (1)	56,791	147,163
Earnings per share - basic	0.56	1.39
Earnings per share - diluted	0.56	1.37

(1)
Excludes acquisition / restructure related costs incurred by the Company and by Bridge of $0.8 million and $8.8 million for the three and nine months ended September 30, 2015, respectively, and acquisition / restructure related costs incurred by Bridge of zero and $6.8 million for the three and nine months ended September 30, 2015, respectively, and related tax effects.

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
Forward-Looking Information
Certain statements contained in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2016 are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements. All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including statements that are related to or are dependent on estimates or assumptions relating to expectations, beliefs, projections, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts.
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
Financial Overview and Highlights
WAL is a bank holding company headquartered in Phoenix, Arizona, incorporated under the laws of the state of Delaware. WAL provides a full spectrum of deposit, lending, treasury management, international banking, and online banking products and services through its wholly-owned banking subsidiary, WAB.
WAB operates the following full-service banking divisions: ABA, BON, FIB, Bridge, and TPB. The Company also serves business customers through a national platform of specialized financial services including AAB, Corporate Finance, Equity Fund Resources, HFF, Life Sciences Group, Mortgage Warehouse Lending, Public and Nonprofit Finance, Renewable Resource Group, Resort Finance, and Technology Finance. In addition, the Company has one non-bank subsidiary, LVSP, which holds and manages certain non-performing loans and OREO.

Financial Result Highlights for the Third Quarter of 2016

•	Net income of $67.1 million, compared to $55.9 million for the third quarter 2015

•	Diluted earnings per share of $0.64, compared to $0.55 per share for the third quarter 2015

•	Total loans of $13.03 billion, up $1.89 billion from December 31, 2015

•	Total deposits of $14.44 billion, up $2.41 billion from December 31, 2015

•	Net interest margin of 4.55%, compared to 4.59% in the third quarter 2015

•
Net operating revenue of $183.2 million, constituting year-over-year growth of 25.7%, or $37.4 million. Operating non-interest expense of $82.4 million resulted in year-over-year growth of 14.2%, or $10.2 million[1]

•	Operating pre-provision net revenue of $100.8 million, up 37.0% from $73.6 million in the third quarter 2015[1]

•	Efficiency ratio of 43.0% in the third quarter 2016, compared to 46.9% in the third quarter 2015[1]

•	Nonperforming assets (nonaccrual loans and repossessed assets) decreased to 0.53% of total assets, from 0.76% at September 30, 2015

•	Annualized net charge-offs (recoveries) to average loans outstanding of 0.04%, compared to (0.08)% at September 30, 2015

•	Qualifying debt of $382.9 million, an increase of $172.6 million from December 31, 2015 due to issuance of long-term subordinated debt

•	Tangible common equity ratio of 9.3%, compared to 8.9% at September 30, 2015[1]

•	Stockholders' equity of $1.86 billion, an increase of $273.7 million from September 30, 2015 primarily as a result of net income and ATM common stock issuances

•	Tangible book value per share, net of tax, of $14.84, an increase of 25.1% from $11.86 at September 30, 2015[1]
The impact to the Company from these items, and others of both a positive and negative nature, are discussed in more detail below as they pertain to the Company’s overall comparative performance for the three and nine months ended September 30, 2016. As a bank holding company, management focuses on key ratios in evaluating the Company's financial condition and results of operations.

1 See Non-GAAP Financial Measures section beginning on page 63.

Results of Operations and Financial Condition
A summary of the Company's results of operations, financial condition, and select metrics are included in the following tables:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in thousands, except per share amounts)
Net income available to common stockholders	$67,052	$55,684	$189,998	$135,119
Earnings per share applicable to common stockholders - basic	0.65	0.55	1.85	1.46
Earnings per share applicable to common stockholders - diluted	0.64	0.55	1.84	1.45
Net interest margin	4.55%	4.59%	4.58%	4.45%
Return on average assets	1.58	1.64	1.61	1.52
Return on average tangible common equity	17.50	19.00	17.74	17.51

	September 30, 2016	December 31, 2015
	(in thousands)
Total assets	$17,042,602	$14,275,089
Loans, net of deferred loan fees and costs	13,033,599	11,136,663
Total deposits	14,443,160	12,030,624
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

	September 30, 2016	December 31, 2015
	(in thousands)
Non-accrual loans	$40,608	$48,381
Non-performing assets	147,748	166,058
Non-accrual loans to gross loans	0.31%	0.44%
Net charge-offs (recoveries) to average loans (1)	0.04%	(0.06)%
(1)     Annualized for the three months ended September 30, 2016. Actual year-to-date for the year ended December 31, 2015.
Asset and Liability Growth
The Company’s assets and liabilities are comprised primarily of loans and deposits. Therefore, the ability to originate new loans and attract new deposits is fundamental to the Company’s growth. Total assets increased to $17.04 billion at September 30, 2016 from $14.28 billion at December 31, 2015. The increase in total assets of $2.76 billion, or 19.4%, relates primarily to the $1.28 billion in loans acquired from the HFF purchase on April 20, 2016, organic loan growth, and an increase in investment securities resulting from increased deposits. Total loans, including HFS loans, increased by $1.89 billion to $13.03 billion as of September 30, 2016, compared to $11.14 billion as of December 31, 2015. Total deposits increased $2.41 billion, or 20.1%, to $14.44 billion as of September 30, 2016 from $12.03 billion as of December 31, 2015.

RESULTS OF OPERATIONS
The following table sets forth a summary financial overview for the comparable periods:

	Three Months Ended September 30,		Increase	Nine Months Ended September 30,		Increase
	2016	2015	(Decrease)	2016	2015	(Decrease)
	(in thousands, except per share amounts)
Consolidated Income Statement Data:
Interest income	$184,750	$146,233	$38,517	$513,095	$373,813	$139,282
Interest expense	12,203	8,826	3,377	31,151	24,580	6,571
Net interest income	172,547	137,407	35,140	481,944	349,233	132,711
Provision for credit losses	2,000	—	2,000	7,000	700	6,300
Net interest income after provision for credit losses	170,547	137,407	33,140	474,944	348,533	126,411
Non-interest income	10,683	8,502	2,181	32,375	20,289	12,086
Non-interest expense	85,007	72,916	12,091	242,304	188,158	54,146
Income before income taxes	96,223	72,993	23,230	265,015	180,664	84,351
Income tax expense	29,171	17,133	12,038	75,017	44,946	30,071
Net income	67,052	55,860	11,192	189,998	135,718	54,280
Net income available to common stockholders	$67,052	$55,684	$11,368	$189,998	$135,119	$54,879
Earnings per share applicable to common stockholders - basic	$0.65	$0.55	$0.10	$1.85	$1.46	$0.39
Earnings per share applicable to common stockholders - diluted	$0.64	$0.55	$0.09	$1.84	$1.45	$0.39
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

The following table shows the components of operating PPNR for the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in thousands)
Total non-interest income	$10,683	$8,502	$32,375	$20,289
Less:
Gain (loss) on sales of investment securities, net (1)	—	(62)	1,001	582
Unrealized gains (losses) on assets and liabilities measured at fair value, net (1)	—	185	8	(10)
(Loss) on extinguishment of debt	—	—	—	(81)
Total operating non-interest income	10,683	8,379	31,366	19,798
Plus: net interest income	172,547	137,407	481,944	349,233
Net operating revenue	$183,230	$145,786	$513,310	$369,031
Total non-interest expense	$85,007	$72,916	$242,304	$188,158
Less:
Net (gain) loss on sales / valuations of repossessed and other assets (1)	(146)	(104)	(91)	(1,673)
Acquisition / restructure expense (1)	2,729	835	6,391	8,836
Total operating non-interest expense	$82,424	$72,185	$236,004	$180,995
Operating pre-provision net revenue (2)	$100,806	$73,601	$277,306	$188,036
Plus:
Non-operating revenue adjustments	—	123	1,009	491
Less:
Provision for credit losses	2,000	—	7,000	700
Non-operating expense adjustments	2,583	731	6,300	7,163
Income tax expense	29,171	17,133	75,017	44,946
Net income	$67,052	$55,860	$189,998	$135,718

(1)	The operating PPNR non-GAAP performance metric is adjusted to exclude the effects of this non-operational item.

(2)	There were no adjustments made for non-recurring items during the three and nine months ended September 30, 2016 and 2015.

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

	September 30, 2016	December 31, 2015
	(dollars and shares in thousands)
Total stockholders' equity	$1,857,354	$1,591,502
Less: goodwill and intangible assets	303,592	305,354
Total tangible common equity	1,553,762	1,286,148
Plus: deferred tax - attributed to intangible assets	5,304	6,093
Total tangible common equity, net of tax	$1,559,066	$1,292,241

Total assets	$17,042,602	$14,275,089
Less: goodwill and intangible assets, net	303,592	305,354
Tangible assets	16,739,010	13,969,735
Plus: deferred tax - attributed to intangible assets	5,304	6,093
Total tangible assets, net of tax	$16,744,314	$13,975,828

Tangible equity ratio	9.3%	9.2%
Tangible common equity ratio	9.3	9.2
Common shares outstanding	105,071	103,087
Tangible book value per share, net of tax	$14.84	$12.54
Efficiency Ratio
The following table shows the components used in the calculation of the efficiency ratio, which management uses as a metric for assessing cost efficiency:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(dollars in thousands)
Total operating non-interest expense	$82,424	$72,185	$236,004	$180,995

Divided by:
Total net interest income	$172,547	$137,407	$481,944	$349,233
Plus:
Tax equivalent interest adjustment	8,599	8,183	25,738	23,450
Operating non-interest income	10,683	8,379	31,366	19,798
Net operating revenue - TEB	$191,829	$153,969	$539,048	$392,481

Efficiency ratio - TEB	43.0%	46.9%	43.8%	46.1%

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

	September 30, 2016	December 31, 2015
	(dollars in thousands)
Allowance for credit losses	$122,884	$119,068
Plus: remaining credit marks
Acquired performing loans	41,020	12,154
Purchased credit impaired loans	15,093	8,491
Adjusted allowance for credit losses	$178,997	$139,713

Gross loans held for investment and deferred fees, net	$13,012,262	$11,112,854
Plus: remaining credit marks
Acquired performing loans	41,020	12,154
Purchased credit impaired loans	15,093	8,491
Adjusted loans, net of deferred fees and costs	$13,068,375	$11,133,499

Allowance for credit losses to gross loans	0.94%	1.07%
Allowance for credit losses to gross loans, adjusted for acquisition accounting	1.37%	1.25%

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

	September 30, 2016	December 31, 2015
	(dollars in thousands)
Common Equity Tier 1:
Common Equity	$1,857,354	$1,591,502
Less:
Non-qualifying goodwill and intangibles	294,959	293,487
Disallowed deferred tax asset	3,381	5,001
AOCI related adjustments	25,850	10,228
Unrealized gain on changes in fair value liabilities	8,479	6,309
Common Equity Tier 1 (regulatory)	$1,524,685	$1,276,477
Divided by: Risk-weighted assets (regulatory)	$15,507,256	$13,193,563
Common Equity Tier 1 ratio	9.8%	9.7%

Common Equity Tier 1 (regulatory)	$1,524,685	$1,276,477
Plus:
Trust preferred securities	81,500	81,500
Less:
Disallowed deferred tax asset	2,254	7,502
Unrealized gain on changes in fair value liabilities	5,653	9,464
Tier 1 capital	$1,598,278	$1,341,011

Total Capital:
Tier 1 capital (regulatory)	$1,598,278	$1,341,011
Plus:
Subordinated debt	300,932	140,097
Qualifying allowance for credit losses	122,884	119,068
Other	11,005	3,296
Less: Tier 2 qualifying capital deductions	—	—
Tier 2 capital	$434,821	$262,461

Total capital	$2,033,099	$1,603,472

Total capital ratio	13.1%	12.2%

Classified assets to Common Equity Tier 1 plus allowance for credit losses:
Classified assets	$212,286	$221,126
Divided by:
Tier 1 capital (regulatory)	1,598,278	1,341,011
Plus: Allowance for credit losses	122,884	119,068
Total Common Equity Tier 1 plus allowance for credit losses	$1,721,162	$1,460,079

Classified assets to Common Equity Tier 1 plus allowance	12.3%	15.1%

Net Interest Margin
The net interest margin is reported on a TEB. A tax equivalent adjustment is added to reflect interest earned on certain municipal securities and loans that are exempt from federal income tax. The following tables set forth the average balances, interest income, interest expense, and average yield (on a fully TEB) for the periods indicated:

	Three Months Ended September 30,
	2016			2015
	Average Balance	Interest	Average Yield / Cost	Average Balance	Interest	Average Yield / Cost
	(dollars in thousands)
Interest earning assets
Commercial	$5,503,071	$65,448	5.24%	$4,805,445	$55,060	5.11%
Commercial real estate - non-owner occupied	3,655,577	51,708	5.66	2,220,079	30,389	5.48
Commercial real estate - owner occupied	1,999,461	26,620	5.33	2,036,685	27,532	5.41
Construction and land development	1,338,216	19,793	5.92	1,064,009	15,238	5.73
Residential real estate	281,379	3,557	5.06	318,581	4,073	5.11
Consumer	39,985	474	4.74	24,385	381	6.25
Loans held for sale	21,933	314	5.73	36,479	414	4.54
Total loans (1) (2) (3)	12,839,622	167,914	5.44	10,505,662	133,087	5.31
Securities - taxable (1)	1,895,457	10,438	2.20	1,441,694	8,119	2.25
Securities - tax-exempt	511,855	4,998	5.46	420,682	3,920	5.46
Total securities	2,407,312	15,436	2.90	1,862,376	12,039	2.98
Other	684,689	1,400	0.82	322,188	1,107	1.37
Total interest earning assets	15,931,623	184,750	4.85	12,690,226	146,233	4.87
Non-interest earning assets
Cash and due from banks	146,114			158,387
Allowance for credit losses	(123,551)			(116,111)
Bank owned life insurance	163,990			161,095
Other assets	834,848			772,174
Total assets	$16,953,024			$13,665,771
Interest-bearing liabilities
Interest-bearing deposits:
Interest-bearing transaction accounts	$1,286,063	$612	0.19%	$1,004,656	$447	0.18%
Savings and money market	6,129,262	5,314	0.35	4,723,526	3,245	0.27
Time certificates of deposit	1,637,284	2,146	0.52	1,763,540	1,858	0.42
Total interest-bearing deposits	9,052,609	8,072	0.36	7,491,722	5,550	0.30
Short-term borrowings	39,055	83	0.85	282,028	1,268	1.80
Long-term debt	—	—	—	—	—	—
Qualifying debt	369,076	4,048	4.39	197,804	2,008	4.06
Total interest-bearing liabilities	9,460,740	12,203	0.52	7,971,554	8,826	0.44
Non-interest-bearing liabilities
Non-interest-bearing demand deposits	5,363,716			3,961,269
Other liabilities	292,268			183,388
Stockholders’ equity	1,836,300			1,549,560
Total liabilities and stockholders' equity	$16,953,024			$13,665,771
Net interest income and margin (4)		$172,547	4.55%		$137,407	4.59%
Net interest spread (5)			4.33%			4.43%

(1)	Yields on loans and securities have been adjusted to a TEB. The taxable-equivalent adjustment was $8.6 million and $8.2 million for the three months ended September 30, 2016 and 2015, respectively.

(2)	Net loan fees of $10.4 million and $7.4 million are included in the yield computation for the three months ended September 30, 2016 and 2015, respectively.

(3)	Includes non-accrual loans.

(4)	Net interest margin is computed by dividing net interest income by total average earning assets and annualized based on a 30 day month and 360 day year.

(5)	Net interest spread represents average yield earned on interest-earning assets less the average rate paid on interest-bearing liabilities.

	Nine Months Ended September 30,
	2016			2015
	Average Balance	Interest	Average Yield / Cost	Average Balance	Interest	Average Yield / Cost
	(dollars in thousands)
Interest earning assets
Commercial	$5,343,468	$189,994	5.24%	$4,021,237	$125,191	4.76%
Commercial real estate - non-owner occupied	3,064,057	130,113	5.66	2,132,321	87,752	5.49
Commercial real estate - owner occupied	2,024,408	78,521	5.17	1,910,194	74,231	5.18
Construction and land development	1,266,257	56,382	5.94	903,695	39,251	5.79
Residential real estate	297,520	10,449	4.68	302,203	10,860	4.79
Consumer	34,847	1,268	4.85	26,362	1,221	6.18
Loans held for sale	22,942	988	5.74	13,219	440	4.44
Total Loans (1), (2), (3)	12,053,499	467,715	5.39	9,309,231	338,946	5.12
Securities - taxable (1)	1,671,368	28,290	2.26	1,194,975	20,203	2.25
Securities - tax-exempt	478,861	13,525	5.38	395,089	10,900	5.39
Total securities	2,150,229	41,815	2.95	1,590,064	31,103	3.03
Other	567,010	3,565	0.84	257,937	3,764	1.95
Total interest earnings assets	14,770,738	513,095	4.86	11,157,232	373,813	4.75
Non-interest earning assets
Cash and due from banks	140,367			131,925
Allowance for credit losses	(121,825)			(114,019)
Bank owned life insurance	163,491			149,023
Other assets	830,057			561,155
Total assets	$15,782,828			$11,885,316
Interest-bearing liabilities
Interest-bearing deposits:
Interest-bearing transaction accounts	$1,191,055	$1,571	0.18%	$965,784	$1,256	0.17%
Savings and money market	5,768,179	14,326	0.33	4,286,910	8,997	0.28
Time certificates of deposits	1,651,926	6,096	0.49	1,843,920	5,805	0.42
Total interest-bearing deposits	8,611,160	21,993	0.34	7,096,614	16,058	0.30
Short-term borrowings	81,491	412	0.67	212,823	4,821	3.02
Long-term debt	—	—	—	102,487	801	1.04
Qualifying debt	265,720	8,746	4.39	94,690	2,900	4.08
Total interest-bearing liabilities	8,958,371	31,151	0.46	7,506,614	24,580	0.44
Non-interest-bearing liabilities
Non-interest-bearing demand deposits	4,830,762			2,985,074
Other liabilities	261,278			169,725
Stockholders’ equity	1,732,417			1,223,903
Total liabilities and stockholders' equity	$15,782,828			$11,885,316
Net interest income and margin (4)		$481,944	4.58%		$349,233	4.45%
Net interest spread (5)			4.40%			4.31%

(1)	Yields on loans and securities have been adjusted to a TEB. The taxable-equivalent adjustment was $25.7 million and $23.5 million for the nine months ended September 30, 2016 and 2015, respectively.

(2)	Net loan fees of $29.4 million and $18.6 million are included in the yield computation for the nine months ended September 30, 2016 and 2015, respectively.

(3)	Includes non-accrual loans.

(4)	Net interest margin is computed by dividing net interest income by total average earning assets and annualized based on a 30 day month and 360 day year.

(5)	Net interest spread represents average yield earned on interest-earning assets less the average rate paid on interest-bearing liabilities.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2016 versus 2015			2016 versus 2015
	Increase (Decrease) Due to Changes in (1)			Increase (Decrease) Due to Changes in (1)
	Volume	Rate	Total	Volume	Rate	Total
	(in thousands)
Interest income:
Loans, HFI
Commercial	$8,297	$2,091	$10,388	$47,014	$17,789	$64,803
Commercial real estate - non-owner occupied	20,305	1,014	21,319	39,566	2,795	42,361
Commercial real estate - owner occupied	(496)	(416)	(912)	4,430	(140)	4,290
Construction and land development	4,056	499	4,555	16,144	987	17,131
Residential real estate	(470)	(46)	(516)	(164)	(247)	(411)
Consumer	185	(92)	93	309	(262)	47
Loans held for sale	(208)	108	(100)	419	129	548
Total loans	$31,669	$3,158	$34,827	$107,718	$21,051	$128,769
Securities
Securities - taxable	2,499	(180)	2,319	8,064	23	8,087
Securities - tax-exempt	890	188	1,078	2,366	259	2,625
Total securities	3,389	8	3,397	10,430	282	10,712
Other	741	(448)	293	1,943	(2,142)	(199)
Total interest income	35,799	2,718	38,517	120,091	19,191	139,282

Interest expense:
Interest-bearing transaction accounts	134	31	165	297	18	315
Savings and money market	1,219	850	2,069	3,679	1,650	5,329
Time certificates of deposit	(165)	453	288	(709)	1,000	291
Short-term borrowings	(516)	(669)	(1,185)	(664)	(3,745)	(4,409)
Long-term debt	—	—	—	—	(801)	(801)
Qualifying debt	1,879	161	2,040	5,629	217	5,846
Total interest expense	2,551	826	3,377	8,232	(1,661)	6,571

Net increase (decrease)	$33,248	$1,892	$35,140	$111,859	$20,852	$132,711

(1)	Changes due to both volume and rate have been allocated to volume changes.
Comparison of interest income, interest expense and net interest margin
The Company's primary source of revenue is interest income. Interest income for the three months ended September 30, 2016 was $184.7 million, an increase of $38.5 million, or 26.3%, compared to $146.2 million for the same period in 2015. This increase was the result of a $2.33 billion increase in the average loan balance and an increase of 13 basis points in the average yield on loans, which drove a $34.8 million increase in loan interest income. The purchase of the HFF loan portfolio on April 20, 2016 contributed $1.28 billion to the total increase in the Company's loan balance and resulted in loan interest income of $21.2 million for the three months ended September 30, 2016. The remaining increase in interest income is related to organic loan growth, which averages lower yields than the HFF portfolio.
For the nine months ended September 30, 2016, interest income was $513.1 million, an increase of $139.3 million, or 37.3%, compared to $373.8 million for the same period in 2015. This increase was primarily the result of a $2.74 billion increase in the average loan balance and an increase of 27 basis points in the average yield on loans, which drove a $128.8 million increase in loan interest income for the nine months ended September 30, 2016. The purchase of the HFF loan portfolio on April 20, 2016 resulted in an increase to loan interest income of $39.1 million for the nine months ended September 30, 2016 compared to the same period in 2015. The remaining increase in interest income is related to organic loan growth and an increase of $10.7 million in interest income from investment securities due to an increase in the average investment securities balance of $560.2 million from September 30, 2015.
Interest expense for the three months ended September 30, 2016 was $12.2 million, compared to $8.8 million for the same period in 2015. Interest expense on deposits increased $2.5 million as the average interest-bearing deposits increased $1.56 billion. The $2.0 million increase in interest expense on qualifying debt relates to the $175.0 million issuance of subordinated debentures on June 16, 2016. These increases were partially offset by a $1.2 million decrease in interest expense related to the payoff of short-term and long-term borrowings.
For the nine months ended September 30, 2016 and 2015, interest expense was $31.2 million and $24.6 million, respectively. Interest expense on deposits increased $5.9 million for the same period as average interest-bearing deposits increased $1.51 billion. Interest expense on qualifying debt increased $5.8 million from the nine months ended September 30, 2015 as a result of the issuances of subordinated debt in June 2016 and June 2015. Interest expense for the nine months ended September 30, 2016 includes a full quarter of interest expense on the 2016 subordinated debt and nine months of interest on the 2015 subordinated debt, compared to only three months of interest expense on the 2015 subordinated debt for the same period in 2015. These increases were offset by a decrease in interest expense on short-term and long-term borrowings of $5.2 million as a result of a $233.8 million decrease in average short-term and long-term borrowings for the nine months ended September 30, 2016 compared to the same period in 2015.
Net interest income was $172.5 million for the three months ended September 30, 2016, compared to $137.4 million for the same period in 2015, an increase of $35.1 million, or 25.6%. The increase in net interest income reflects a $3.24 billion increase in average interest earning assets, offset by a $1.49 billion increase in average interest-bearing liabilities. The decrease in net interest margin of 4 basis points was the result of a decrease in the yields on investment securities as well as increases in cost of deposits and qualifying debt compared to the three months ended September 30, 2015.
For the nine months ended September 30, 2016 and 2015, net interest income was $481.9 million and $349.2 million, respectively. The increase in net interest income reflects a $3.61 billion increase in average interest earning assets, offset by a $1.45 billion increase in average interest-bearing liabilities. The increase in net interest margin of 13 basis points was the result of an increase in the average loan balance and average yield on loans compared to the nine months ended September 30, 2015, slightly offset by higher deposit costs.
Provision for Credit Losses
The provision for credit losses in each period is reflected as a reduction of earnings in that period. The provision is equal to the amount required to maintain the allowance for credit losses at a level that is adequate to absorb probable credit losses inherent in the loan portfolio. For the three months ended September 30, 2016, the provision for credit losses was $2.0 million, compared to zero for the three months ended September 30, 2015. For the nine months ended September 30, 2016, the provision for credit losses was $7.0 million, compared to $0.7 million for the nine months ended September 30, 2015. The Company may establish an additional allowance for credit losses for PCI loans through provision for credit losses when impairment is determined as a result of lower than expected cash flows. As of September 30, 2016 and December 31, 2015, the allowance for credit losses on PCI loans was $1.1 million and less than $0.1 million, respectively.
Non-interest Income
The following table presents a summary of non-interest income for the periods presented:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2016	2015	Increase (Decrease)	2016	2015	Increase (Decrease)
	(in thousands)
Service charges and fees	$4,877	$4,327	$550	$13,849	$10,344	$3,505
SBA / warrant income	1,457	846	611	2,828	846	1,982
Card income	1,177	954	223	3,268	2,666	602
Income from bank owned life insurance	899	984	(85)	2,858	2,733	125
Lending related income and gains (losses) on sale of loans, net	459	(314)	773	3,282	5	3,277
Gain (loss) on sales of investment securities, net	—	(62)	62	1,001	582	419
Other income	1,814	1,767	47	5,289	3,113	2,176
Total non-interest income	$10,683	$8,502	$2,181	$32,375	$20,289	$12,086
Total non-interest income for the three months ended September 30, 2016 compared to the same period in 2015, increased by $2.2 million, or 25.7%. The increase was primarily due to an increase in lending related income and gains on sale of loans, net and SBA / warrant income. Lending related income and gains on sales of loans, net benefited from an increase in letters of credit fees as well as a decrease in net losses on the sale of loans for the three months ended September 30, 2016 compared to the same period in 2015. SBA / warrant income increased largely as a result of increased warrant income.

Total non-interest income for the nine months ended September 30, 2016 compared to the same period in 2015, increased by $12.1 million, or 59.6%. The increase was primarily attributable to service charges and fees, lending related income and gains on sales of loans, net, and SBA / warrant income. The increase in service charges and fees is due to growth in the Company's deposit base, which increased $2.83 billion from September 30, 2015. The increase in lending related income and gains on sales of loans, net relates to increases in total non-recurring gains on sale of loans and letters of credit fees for the nine months ended September 30, 2016 compared to the same period in 2015. SBA / warrant income increased largely as a result of warrant income.
Non-interest Expense
The following table presents a summary of non-interest expense for the periods presented:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2016	2015	Increase (Decrease)	2016	2015	Increase (Decrease)
	(in thousands)
Salaries and employee benefits	$49,542	$43,660	$5,882	$139,108	$108,607	$30,501
Occupancy	6,856	5,915	941	20,359	15,677	4,682
Data processing	6,077	4,338	1,739	16,506	10,147	6,359
Legal, professional, and directors' fees	5,691	4,052	1,639	17,010	12,658	4,352
Insurance	3,144	3,375	(231)	9,430	7,739	1,691
Loan and repossessed asset expenses	788	1,099	(311)	2,522	3,473	(951)
Marketing	678	747	(69)	2,432	1,587	845
Card expense	536	757	(221)	2,247	1,844	403
Intangible amortization	697	704	(7)	2,091	1,266	825
Net (gain) loss on sales / valuations of repossessed and other assets	(146)	(104)	(42)	(91)	(1,673)	1,582
Acquisition / restructure expense	2,729	835	1,894	6,391	8,836	(2,445)
Other expense	8,415	7,538	877	24,299	17,997	6,302
Total non-interest expense	$85,007	$72,916	$12,091	$242,304	$188,158	$54,146
Total non-interest expense for the three months ended September 30, 2016 compared to 2015, increased $12.1 million, or 16.6%. This increase primarily related to salaries and employee benefits, acquisition / restructure expense, data processing, and legal, professional, and directors' fees. The increase in salaries and employee benefits was primarily attributable to the addition of HFF employees, other increases in staffing to support continued asset growth, and increases in certain variable compensation tied to business performance. The increase in acquisition / restructure expense is due to costs related to the HFF acquisition and core conversion costs. Subsequent to September 30, 2016, the Company substantially completed its core conversion activities. Data processing increased due to the addition of HFF and other technology enhancement initiatives. The legal, professional, and directors' fees increase is attributable to professional services to support the continued growth of the Company in various initiatives.
Total non-interest expense for the nine months ended September 30, 2016 compared to 2015, increased $54.1 million, or 28.8%. This increase related to salaries and employee benefits, data processing, other expense, occupancy, and legal, professional, and directors' fees. The increase in occupancy and other expense related to the addition of Bridge offices, which increased rent expense, office utilities, and depreciation on premises and equipment. Increases in the remaining expense categories were influenced by the same factors noted in the paragraph above comparing the three months ended September 30, 2016 to the same period in 2015. These increases were partially offset by a decrease in acquisition / restructure expense of $2.4 million from higher one-time costs in the prior year related to the Bridge acquisition compared to the costs incurred in the current year related to the HFF acquisition and core conversion costs.
Income Taxes
For the nine months ended September 30, 2016 and 2015, the Company's effective tax rate was 28.31% and 24.88%, respectively. The increase in the effective tax rate for the nine months ended September 30, 2016 is due primarily to an increase in projected pre-tax book income without corresponding proportional increases to favorable tax rate items.

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
The following tables present selected operating segment information for the periods presented:

		Regional Segments
	Consolidated Company	Arizona	Nevada	Southern California	Northern California
	(in millions)
At September 30, 2016
Loans, net of deferred loan fees and costs	$13,033.6	$2,938.0	$1,697.3	$1,833.4	$1,072.1
Deposits	14,443.2	3,931.9	3,712.0	2,255.0	1,505.0

At December 31, 2015
Loans, net of deferred loan fees and costs	$11,136.7	$2,811.7	$1,737.2	$1,761.9	$1,188.4
Deposits	12,030.6	2,880.7	3,382.8	1,902.5	1,541.1

	(in thousands)
Three Months Ended September 30, 2016:
Pre-tax income (loss)	$96,223	$28,228	$24,449	$15,747	$12,247

Nine Months Ended September 30, 2016:
Pre-tax income (loss)	$265,015	$74,975	$67,591	$45,080	$32,864

Three Months Ended September 30, 2015:
Pre-tax income (loss)	$72,993	$16,759	$19,937	$13,264	$12,260

Nine Months Ended September 30, 2015:
Pre-tax income (loss)	$180,664	$50,263	$57,038	$37,594	$17,835

	National Business Lines
	HOA Services	HFF	Public & Nonprofit Finance	Technology & Innovation	Other NBL	Corporate & Other
	(in millions)
At September 30, 2016
Loans, net of deferred loan fees and costs	$106.4	$1,311.2	$1,447.7	$934.6	$1,673.9	$19.0
Deposits	1,813.7	—	—	1,066.8	—	158.8

At December 31, 2015
Loans, net of deferred loan fees and costs	$88.4	$—	$1,458.9	$770.3	$1,280.3	$39.6
Deposits	1,291.9	—	—	842.5	—	189.1

	National Business Lines
	HOA Services	HFF	Public & Nonprofit Finance	Technology & Innovation	Other NBL	Corporate & Other
	(in thousands)
Three Months Ended September 30, 2016:
Pre-tax income (loss)	$5,303	$10,163	$3,372	$11,734	$7,444	$(22,464)

Nine Months Ended September 30, 2016:
Pre-tax income (loss)	$12,610	$19,674	$9,863	$34,865	$22,502	$(55,009)

Three Months Ended September 30, 2015:
Pre-tax income (loss)	$1,969	$—	$3,184	$10,508	$10,483	$(15,371)

Nine Months Ended September 30, 2015:
Pre-tax income (loss)	$5,715	$—	$8,564	$10,508	$28,653	$(35,506)
BALANCE SHEET ANALYSIS
Total assets increased $2.76 billion, or 19.4%, to $17.04 billion at September 30, 2016, compared to $14.28 billion at December 31, 2015. The increase in assets is attributable to the $1.28 billion in loans acquired from the HFF purchase on April 20, 2016, organic loan growth, and an increase in investment securities resulting from increased deposits.
Total liabilities increased $2.51 billion, or 19.7%, to $15.19 billion at September 30, 2016, compared to $12.68 billion at December 31, 2015. The increase in liabilities was due to an increase in total deposits of $2.41 billion, or 20.1%, to $14.44 billion at September 30, 2016 as a result of organic growth.
Total stockholders’ equity increased by $265.9 million, or 16.7%, to $1.86 billion at September 30, 2016, compared to $1.59 billion at December 31, 2015. The increase in stockholders' equity was due to net income for the nine months ended September 30, 2016, issuances of common stock under the Company's ATM program, and an increase in the fair value of the Company's AFS portfolio, which is recognized as part of AOCI.

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
The investment securities portfolio of the Company is utilized as collateral for borrowings, required collateral for public deposits, and customer repurchase agreements, and to manage liquidity, capital, and interest rate risk. The following table summarizes the carrying value of the investment securities portfolio for each of the periods below:

	September 30, 2016	December 31, 2015
	(in thousands)
Held-to-maturity
Tax-exempt bonds	$52,421	$—

Available-for-sale
Collateralized debt obligations	$10,552	$10,060
Commercial MBS issued by GSEs	126,595	19,114
Corporate debt securities	25,628	13,251
CRA investments	37,753	34,685
Municipal obligations	403,417	334,830
Preferred stock	110,479	111,236
Private label commercial MBS	—	4,691
Private label residential MBS	463,091	257,128
Residential MBS issued by GSEs	1,395,685	1,170,221
Trust preferred securities	24,445	24,314
U.S. government sponsored agency securities	59,001	—
U.S. treasury securities	2,536	2,993
Total AFS securities	$2,659,182	$1,982,523

Securities measured at fair value
Residential MBS issued by GSEs	$1,279	$1,481
The Company does not own any subprime MBS in its investment portfolio. The majority of its MBS are GSE issued. The remaining MBS not GSE issued consist of $406.8 million rated AAA, $49.9 million rated AA, $4.8 million rated A, $1.3 million rated BBB, and $0.3 million are non-investment grade.
Gross unrealized losses at September 30, 2016 are primarily caused by interest rate fluctuations, credit spread widening, and reduced liquidity in applicable markets. The Company has reviewed securities on which there is an unrealized loss in accordance with its accounting policy for OTTI securities described in "Note 2. Investment Securities" to the Consolidated Financial Statements contained herein. There were no impairment charges recorded during the three and nine months ended September 30, 2016 and 2015.
The Company does not consider any securities to be other-than-temporarily impaired as of September 30, 2016 and December 31, 2015. However, the Company cannot guarantee that OTTI will not occur in future periods. At September 30, 2016, the Company had the intent and ability to retain its investments for a period of time sufficient to allow for any anticipated recovery in fair value.

Loans
The table below summarizes the distribution of the Company’s held for investment loan portfolio:

	September 30, 2016	December 31, 2015
	(in thousands)
Loans, held for investment
Commercial and industrial	$5,603,605	$5,114,257
Commercial real estate - non-owner occupied	3,623,417	2,283,536
Commercial real estate - owner occupied	1,983,945	2,083,285
Construction and land development	1,379,735	1,133,439
Residential real estate	271,808	322,939
Commercial leases	111,361	148,493
Consumer	38,391	26,905
Loans, net of deferred loan fees and costs	13,012,262	11,112,854
Allowance for credit losses	(122,884)	(119,068)
Total loans HFI	$12,889,378	$10,993,786
Net deferred loan fees and costs as of September 30, 2016 and December 31, 2015 total $21.0 million and $19.2 million, respectively, which is a reduction in the carrying value of loans. Net unamortized discounts on loans total $6.6 million and $8.2 million as of September 30, 2016 and December 31, 2015, respectively. Total loans held for investment are also net of interest rate and credit marks on acquired loans totaling $77.4 million and $40.5 million as of September 30, 2016 and December 31, 2015, respectively, which is a reduction in the carrying value of acquired loans.
As of September 30, 2016 and December 31, 2015, the Company also had $21.3 million and $23.8 million of HFS loans, respectively.
Concentrations of Lending Activities
The Company monitors concentrations within four broad categories: geography, industry, product, and collateral. The Company’s loan portfolio includes significant credit exposure to the CRE market. As of September 30, 2016 and December 31, 2015, CRE related loans accounted for approximately 54% and 49% of total loans, respectively. Substantially all of these loans are secured by first liens with an initial loan to value ratio of generally not more than 75%. Approximately 35% and 48% of these CRE loans, excluding construction and land loans, were owner-occupied at September 30, 2016 and December 31, 2015, respectively.
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
Total non-performing loans, excluding loans acquired with deteriorated credit quality, decreased by $24.5 million, or 20.1%, at September 30, 2016 to $97.6 million from $122.1 million at December 31, 2015.

	September 30, 2016	December 31, 2015
	(dollars in thousands)
Total non-accrual loans (1)	$40,608	$48,381
Loans past due 90 days or more on accrual status (2)	2,252	3,028
Accruing troubled debt restructured loans	54,704	70,707
Total nonperforming loans, excluding loans acquired with deteriorated credit quality	97,564	122,116
Other impaired loans	7,191	6,758
Total impaired loans	$104,755	$128,874
Loans acquired with deteriorated credit quality
Loans past due 90 days or more on accrual status	$565	$—
Other assets acquired through foreclosure, net	49,619	43,942
Non-accrual loans to gross loans held for investment	0.31%	0.44%
Loans past due 90 days or more on accrual status to gross loans held for investment	0.02	0.03

(1)	Includes non-accrual TDR loans of $5.4 million and $18.2 million as of September 30, 2016 and December 31, 2015, respectively.

(2)	Excludes $0.6 million from loans acquired with deteriorated credit quality at September 30, 2016.
Interest income received on non-accrual loans was $0.2 million and $0.6 million for the three and nine months ended September 30, 2016, respectively, compared to $0.2 million and $1.4 million for the three and nine months ended September 30, 2015, respectively. Interest income that would have been recorded under the original terms of non-accrual loans was $0.6 million and $1.5 million for the three and nine months ended September 30, 2016, respectively, compared to $0.5 million and $1.9 million for the three and nine months ended September 30, 2015, respectively.
The composition of non-accrual loans by loan type and by segment were as follows:

	September 30, 2016			December 31, 2015
	Non-accrual Balance	Percent of Non-Accrual Balance	Percent of Total HFI Loans	Non-accrual Balance	Percent of Non-Accrual Balance	Percent of Total HFI Loans
	(dollars in thousands)
Commercial and industrial	$20,184	49.71%	0.16%	$20,877	43.15%	0.19%
Commercial real estate	13,133	32.34	0.10	18,675	38.60	0.17
Construction and land development	1,284	3.16	0.01	2,309	4.77	0.02
Residential real estate	5,843	14.39	0.04	6,324	13.07	0.06
Consumer	164	0.40	—	196	0.41	—
Total non-accrual loans	$40,608	100.00%	0.31%	$48,381	100.00%	0.44%

	September 30, 2016		December 31, 2015
	Nonaccrual Loans	Percent of Segment's Total HFI Loans	Nonaccrual Loans	Percent of Segment's Total HFI Loans
	(dollars in thousands)
Regional Segments
Arizona	$9,709	0.33%	$10,596	0.38%
Nevada	10,704	0.63	8,010	0.46
Southern California	2,423	0.13	2,844	0.16
Northern California	9,251	0.88	1,590	0.14
Total Regional Segments	32,087	0.43	23,040	0.31
National Business Lines
HOA Services	—	—	—	—
HFF	—	—	—	—
Public & Nonprofit	38	—	—	—
Technology & Innovation	5,701	0.61	10,022	1.30
Other NBL	163	0.01	196	0.02
Total NBL	5,902	0.11	10,218	0.28
Corporate & Other	2,619	13.75	15,123	38.18
Total non-accrual loans	$40,608	0.31%	$48,381	0.44%
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
As of September 30, 2016 and December 31, 2015, the aggregate amount of loans classified as impaired was $104.8 million and $128.9 million, respectively, a net decrease of 18.7%. The total specific allowance for credit losses related to these loans was $4.8 million and $4.7 million at September 30, 2016 and December 31, 2015, respectively. The Company had $54.7 million and $70.7 million in loans classified as accruing restructured loans at September 30, 2016 and December 31, 2015, respectively.
Impaired loans by segment at September 30, 2016 and December 31, 2015 were as follows:

	September 30, 2016	December 31, 2015
	(in thousands)
Regional Segments
Arizona	$19,639	$22,400
Nevada	49,951	56,843
Southern California	2,421	3,181
Northern California	9,251	—
Total Regional Segments	81,262	82,424
National Business Lines
HOA	—	—
HFF	—	—
Public & Nonprofit	—	—
Technology & Innovation	5,701	10,022
Other NBL	163	196
Total NBL	5,864	10,218
Corporate & Other	17,629	36,232
Total impaired loans	$104,755	$128,874

The following tables present a breakdown of total impaired loans and the related specific reserves for the periods indicated:

	September 30, 2016
	Impaired Balance	Percent of Impaired Balance	Percent of Total HFI Loans	Reserve Balance	Percent of Reserve Balance	Percent of Total Allowance
	(dollars in thousands)
Commercial and industrial	$25,549	24.40%	0.20%	$3,751	78.55%	3.05%
Commercial real estate	46,491	44.38	0.36	949	19.88	0.77
Construction and land development	15,338	14.64	0.12	—	—	—
Residential real estate	17,122	16.34	0.13	74	1.55	0.06
Consumer	255	0.24	—	1	0.02	—
Total impaired loans	$104,755	100.00%	0.81%	$4,775	100.00%	3.88%

	December 31, 2015
	Impaired Balance	Percent of Impaired Balance	Percent of Total HFI Loans	Reserve Balance	Percent of Reserve Balance	Percent of Total Allowance
	(dollars in thousands)
Commercial and industrial	$29,409	22.82%	0.26%	$3,518	75.52%	2.95%
Commercial real estate	64,234	49.84	0.58	869	18.66	0.73
Construction and land development	18,322	14.22	0.17	—	—	—
Residential real estate	16,575	12.86	0.15	270	5.80	0.23
Consumer	334	0.26	—	1	0.02	—
Total impaired loans	$128,874	100.00%	1.16%	$4,658	100.00%	3.91%

Allowance for Credit Losses
The following table summarizes the activity in the Company's allowance for credit losses for the period indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(dollars in thousands)
Allowance for credit losses:
Balance at beginning of period	$122,104	$115,056	$119,068	$110,216
Provision charged to operating expense:
Commercial and industrial	3,406	6,152	9,044	11,742
Commercial real estate	(450)	(5,173)	(2,524)	(7,131)
Construction and land development	(347)	419	1,910	(132)
Residential real estate	(513)	(1,313)	(1,629)	(3,469)
Consumer	(96)	(85)	199	(310)
Total Provision	2,000	—	7,000	700
Recoveries of loans previously charged-off:
Commercial and industrial	(466)	(1,147)	(2,846)	(2,744)
Commercial real estate	(521)	(1,401)	(4,956)	(3,522)
Construction and land development	(302)	(329)	(455)	(1,859)
Residential real estate	(179)	(232)	(589)	(1,949)
Consumer	(21)	(24)	(131)	(88)
Total recoveries	(1,489)	(3,133)	(8,977)	(10,162)
Loans charged-off:
Commercial and industrial	2,558	1,109	11,210	3,273
Commercial real estate	72	—	726	—
Construction and land development	—	—	—	—
Residential real estate	79	8	105	626
Consumer	—	—	120	107
Total charged-off	2,709	1,117	12,161	4,006
Net charge-offs (recoveries)	1,220	(2,016)	3,184	(6,156)
Balance at end of period	$122,884	$117,072	$122,884	$117,072
Net charge-offs (recoveries) to average loans - annualized	0.04%	(0.08)%	0.04%	(0.09)%
Allowance for credit losses to gross loans	0.94%	1.09%
The following table summarizes the allocation of the allowance for credit losses by loan type. However, the allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

	Commercial and Industrial	Commercial Real Estate	Construction and Land Development	Residential Real Estate	Consumer	Total
	(dollars in thousands)
September 30, 2016
Allowance for Credit Losses	$71,861	$24,866	$21,341	$4,133	$683	$122,884
Percent of Total Allowance for Credit Losses	58.5%	20.2%	17.4%	3.4%	0.5%	100.0%
Percent of Gross Loans to Total Gross HFI Loans	43.9	43.1	10.6	2.1	0.3	100.0
December 31, 2015
Allowance for Credit Losses	$71,181	$23,160	$18,976	$5,278	$473	$119,068
Percent of Total Allowance for Credit Losses	59.8%	19.5%	15.9%	4.4%	0.4%	100.0%
Percent of Gross Loans to Total Gross HFI Loans	47.4	39.3	10.2	2.9	0.2	100.0

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

	September 30, 2016
	Number of Loans	Loan Balance	Percent of Loan Balance	Percent of Total HFI Loan Balance
	(dollars in thousands)
Commercial and industrial	87	$82,257	62.10%	0.63%
Commercial real estate	44	36,668	27.69	0.28
Construction and land development	4	8,876	6.70	0.07
Residential real estate	8	4,569	3.45	0.04
Consumer	5	83	0.06	—
Total	148	$132,453	100.00%	1.02%

	December 31, 2015
	Number of Loans	Loan Balance	Percent of Loan Balance	Percent of Total HFI Loan Balance
	(dollars in thousands)
Commercial and industrial	90	$80,011	55.69%	0.72%
Commercial real estate	50	40,345	28.08	0.36
Construction and land development	3	17,734	12.34	0.16
Residential real estate	12	5,309	3.70	0.05
Consumer	8	271	0.19	—
Total	163	$143,670	100.00%	1.29%

Other Assets Acquired Through Foreclosure
The following table represents the changes in other assets acquired through foreclosure:

	Three Months Ended September 30,
	2016
	Gross Balance	Valuation Allowance	Net Balance
	(in thousands)
Balance, beginning of period	$56,467	$(6,623)	$49,844
Transfers to other assets acquired through foreclosure, net	1,162	—	1,162
Proceeds from sale of other real estate owned and repossessed assets, net	(1,260)	32	(1,228)
Valuation adjustments, net	—	(184)	(184)
Gains (losses), net (1)	25	—	25
Balance, end of period	$56,394	$(6,775)	$49,619

	2015
Balance, beginning of period	$71,782	$(12,447)	$59,335
Additions from acquisition	(143)	—	(143)
Transfers to other assets acquired through foreclosure, net	14,111	—	14,111
Proceeds from sale of other real estate owned and repossessed assets, net	(16,646)	959	(15,687)
Valuation adjustments, net	—	573	573
(Losses) gains, net (1)	(470)	—	(470)
Balance, end of period	$68,634	$(10,915)	$57,719

(1)	There were no net gains related to initial transfers to other assets during each of the three months ended September 30, 2016 and 2015.

	Nine Months Ended September 30,
	2016
	Gross Balance	Valuation Allowance	Net Balance
	(in thousands)
Balance, beginning of period	$52,984	$(9,042)	$43,942
Transfers to other assets acquired through foreclosure, net	11,888	—	11,888
Proceeds from sale of other real estate owned and repossessed assets, net	(8,174)	2,140	(6,034)
Valuation adjustments, net	—	127	127
(Losses) gains, net (2)	(304)	—	(304)
Balance, end of period	$56,394	$(6,775)	$49,619

	2015
Balance, beginning of period	$71,421	$(14,271)	$57,150
Additions from acquisition	1,407	—	1,407
Transfers to other assets acquired through foreclosure, net	27,570	—	27,570
Proceeds from sale of other real estate owned and repossessed assets, net	(34,349)	4,287	(30,062)
Valuation adjustments, net	—	(931)	(931)
Gains (losses), net (2)	2,585	—	2,585
Balance, end of period	$68,634	$(10,915)	$57,719

(2)	Includes net gains related to initial transfers to other assets of zero and $0.9 million during the nine months ended September 30, 2016 and 2015, respectively.
Other assets acquired through foreclosure consist primarily of properties acquired as a result of, or in-lieu-of, foreclosure. OREO and other repossessed property are reported at the lower of carrying value or fair value less estimated costs to sell the property. Costs relating to the development or improvement of the assets are capitalized and costs relating to holding the assets are charged to expense. The Company had $49.6 million, $43.9 million, and $57.7 million of such assets at September 30, 2016, December 31, 2015, and September 30, 2015, respectively.
At September 30, 2016, the Company held 33 OREO properties, compared to 39 at December 31, 2015, and 45 at September 30, 2015.

Goodwill and Other Intangible Assets
Goodwill represents the excess consideration paid for net assets acquired in a business combination over their fair value. Goodwill and other intangible assets acquired in a business combination that are determined to have an indefinite useful life are not subject to amortization, but are subsequently evaluated for impairment at least annually. The Company has goodwill of $290.0 million and intangible assets totaling $13.6 million at September 30, 2016, which have been allocated to the Nevada, Northern California, HFF, and Technology & Innovation operating segments.
The Company performs its annual goodwill and intangibles impairment tests as of October 1 each year, or more often if events or circumstances indicate that the carrying value may not be recoverable. During the three and nine months ended September 30, 2016 and 2015, there were no events or circumstances that indicated an interim impairment test of goodwill or other intangible assets was necessary.
The Company recognized initial goodwill of $0.2 million related to the HFF loan portfolio purchase, which closed on April 20, 2016. The fair values of assets acquired and liabilities assumed are subject to adjustment during the first twelve months after the acquisition date if additional information becomes available to indicate a more accurate or appropriate value for an asset or liability. During the three and nine months ended September 30, 2016, there were no measurement period adjustments identified related to HFF.
During the six months ended June 30, 2016, the Company identified $1.5 million in measurement period adjustments from the Bridge acquisition, primarily related to reductions in other assets and accrued liabilities. The measurement period for the Bridge acquisition ended on June 30, 2016, therefore, the fair values of these assets acquired and liabilities assumed are final.
Deferred Tax Assets
For the nine months ended September 30, 2016, the net deferred tax assets decreased $13.6 million to $72.7 million. This overall decrease in the net deferred tax asset was primarily the result of decreases to deferred tax assets based on a change in the fair market value of junior subordinated debt and AFS securities, expected use of AMT credit carryovers, and fair market value adjustments related to acquired loans.
As of September 30, 2016 and December 31, 2015, the Company did not have a deferred tax valuation allowance.
Deposits
Deposits are the primary source for funding the Company's asset growth. Total deposits increased to $14.44 billion at September 30, 2016, from $12.03 billion at December 31, 2015, an increase of $2.41 billion, or 20.1%. Non-interest-bearing demand deposits increased by $1.53 billion from December 31, 2015. Savings and money market deposits increased $672.6 million from December 31, 2015.
WAB is a member of Promontory, a network that offers deposit placement services such as CDARS and ICS, which offer products that qualify large deposits for FDIC insurance. At September 30, 2016, the Company had $468.6 million of CDARS deposits and $643.5 million of ICS deposits, compared to $517.5 million of CDARS deposits and $714.4 million of ICS deposits at December 31, 2015. At September 30, 2016 and December 31, 2015, the Company also had $165.7 million and $178.8 million, respectively, of wholesale brokered deposits. There was also $481.4 million and $365.6 million of additional deposits as of September 30, 2016 and December 31, 2015, respectively, that the Company considers core deposits, but which are classified as brokered deposits for regulatory reporting purposes.

The average balances and weighted average rates paid on deposits are presented below:

	Three Months Ended September 30,
	2016		2015
	Average Balance	Rate	Average Balance	Rate
	(dollars in thousands)
Interest-bearing transaction accounts	$1,286,063	0.19%	$1,004,656	0.18%
Savings and money market	6,129,262	0.35	4,723,526	0.27
Time certificates of deposit	1,637,284	0.52	1,763,540	0.42
Total interest-bearing deposits	9,052,609	0.36	7,491,722	0.30
Non-interest-bearing demand deposits	5,363,716	—	3,961,269	—
Total deposits	$14,416,325	0.22%	$11,452,991	0.19%

	Nine Months Ended September 30,
	2016		2015
	Average Balance	Rate	Average Balance	Rate
	(dollars in thousands)
Interest-bearing transaction accounts	$1,191,055	0.18%	$965,784	0.17%
Savings and money market	5,768,179	0.33	4,286,910	0.28
Time certificates of deposit	1,651,926	0.49	1,843,920	0.42
Total interest-bearing deposits	8,611,160	0.34	7,096,614	0.30
Non-interest-bearing demand deposits	4,830,762	—	2,985,074	—
Total deposits	$13,441,922	0.22%	$10,081,688	0.19%
Other Borrowings
The Company from time to time utilizes short-term borrowed funds to support short-term liquidity needs generally created by increased loan demand. The majority of these short-term borrowed funds consist of advances from the FHLB and customer repurchase agreements. The Company’s borrowing capacity with the FHLB is determined based on collateral pledged, generally consisting of securities and loans. In addition, the Company has borrowing capacity from other sources, collateralized by securities, including securities sold under agreements to repurchase, which are reflected at the amount of cash received in connection with the transaction, and may require additional collateral based on the fair value of the underlying securities. At September 30, 2016, total short-term borrowed funds consisted of customer repurchase agreements of $44.4 million. At December 31, 2015, total short-term borrowed funds consisted of customer repurchase agreements of $38.2 million and FHLB advances of $150.0 million.
Qualifying Debt
At September 30, 2016, total qualifying debt consisted of $321.9 million of subordinated debt and junior subordinated debt of $61.0 million, inclusive of issuance costs and fair market value adjustments. At December 31, 2015, qualifying debt consisted of subordinated debt of $152.0 million and junior subordinated debt of $58.4 million.

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

	September 30, 2016
	Available Balance	Outstanding Balance
	(in millions)
Unsecured fed funds credit lines at correspondent banks	$100.0	$—
Other lines with correspondent banks:
Secured other lines with correspondent banks	25.0	—
Unsecured other lines with correspondent banks	45.0	—
Total other lines with correspondent banks	$70.0	$—
In addition to lines of credit, the Company has borrowing capacity with the FHLB and FRB from pledged loans and securities. The borrowing capacity, outstanding borrowings, and available credit as of September 30, 2016 are presented in the following table:

September 30, 2016
(in millions)
FHLB:
Borrowing capacity	$2,498.6
Outstanding borrowings	—
Letters of credit	468.3
Total available credit	$2,030.3

FRB:
Borrowing capacity	$1,572.3
Outstanding borrowings	—
Total available credit	$1,572.3
The Company has a formal liquidity policy and, in the opinion of management, its liquid assets are considered adequate to meet cash flow needs for loan funding and deposit cash withdrawals for the next 90-120 days. At September 30, 2016, there was $2.05 billion in liquid assets, comprised of $356.3 million in cash, cash equivalents, and money market investments and $1.69 billion in unpledged marketable securities. At December 31, 2015, the Company maintained $1.26 billion in liquid assets, comprised of $224.8 million of cash, cash equivalents, and money market investments, and $1.04 billion of unpledged marketable securities.
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
WAB maintains sufficient funding capacity to address large increases in funding requirements, such as deposit outflows. This capacity is comprised of liquidity derived from a reduction in asset levels and various secured funding sources. On a long-term basis, the Company’s liquidity will be met by changing the relative distribution of its asset portfolios (for example, by reducing investment or loan volumes, or selling or encumbering assets). Further, the Company can increase liquidity by soliciting higher levels of deposit accounts through promotional activities and/or borrowing from correspondent banks, the FHLB of San Francisco, and the FRB. At September 30, 2016, the Company's long-term liquidity needs primarily relate to funds required to support loan originations, commitments, and deposit withdrawals, which can be met by cash flows from investment payments and maturities, and investment sales, if necessary.
The Company’s liquidity is comprised of three primary classifications: 1) cash flows provided by operating activities; 2) cash flows used in investing activities; and 3) cash flows provided by financing activities. Net cash provided by or used in operating activities consists primarily of net income, adjusted for changes in certain other asset and liability accounts and certain non-cash income and expense items, such as the provision for credit losses, investment and other amortization and depreciation. For the nine months ended September 30, 2016, and 2015, net cash provided by operating activities was $214.5 million and $144.6 million respectively.
The Company's primary investing activities are the origination of real estate and commercial loans, the collection of repayments of these loans, and the purchase and sale of securities. The Company's net cash provided by and used in investing activities has been primarily influenced by its loan and securities activities. The net increase in loans for the nine months ended September 30, 2016 and 2015 was $551.9 million and $943.8 million, respectively. There was a net increase in investment securities for the nine months ended September 30, 2016 of $711.9 million, compared to a net increase of $350.5 million for the nine months ended September 30, 2015.
Net cash provided by financing activities has been impacted significantly by increased deposit levels. During the nine months ended September 30, 2016 and 2015, net deposits increased $2.41 billion and $937.5 million, respectively.
Fluctuations in core deposit levels may increase the Company's need for liquidity as certificates of deposit mature or are withdrawn before maturity, and as non-maturity deposits, such as checking and savings account balances, are withdrawn. Additionally, the Company is exposed to the risk that customers with large deposit balances will withdraw all or a portion of such deposits, due in part to the FDIC limitations on the amount of insurance coverage provided to depositors. To mitigate the uninsured deposit risk, the Company has joined the CDARS and ICS programs, which allow an individual customer to invest up to $50.0 million and $110.0 million, respectively, through one participating financial institution or, a combined total of $150.0 million per individual customer, with the entire amount being covered by FDIC insurance. As of September 30, 2016, the Company had $468.6 million of CDARS and $643.5 million of ICS deposits.
As of September 30, 2016, the Company had $165.7 million of wholesale brokered deposits outstanding. Brokered deposits are generally considered to be deposits that have been received from a third party who is engaged in the business of placing deposits on behalf of others. A traditional deposit broker will direct deposits to the banking institution offering the highest interest rate available. Federal banking laws and regulations place restrictions on depository institutions regarding brokered deposits because of the general concern that these deposits are not relationship-based and are at a greater risk of being withdrawn and placed on deposit at another institution offering a higher interest rate, thus posing liquidity risk for institutions that gather brokered deposits in significant amounts. There was also $481.4 million and $365.6 million of additional deposits as of September 30, 2016 and December 31, 2015, respectively, that the Company considers core deposits, but which are classified as brokered deposits for regulatory reporting purposes.
Federal and state banking regulations place certain restrictions on dividends paid. The total amount of dividends which may be paid at any date is generally limited to the retained earnings of the bank. Dividends paid by WAB to the Parent would be prohibited if the effect thereof would cause the bank’s capital to be reduced below applicable minimum capital requirements.

During the nine months ended September 30, 2016, the Parent contributed $54.6 million to WAB and $226.9 million to LVSP and LVSP paid a dividend to the Parent of $11.8 million.
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
As of September 30, 2016 and December 31, 2015, the Company and the Bank exceeded the capital levels necessary to be classified as well-capitalized, as defined by the banking agencies. The actual capital amounts and ratios for the Company and the Bank are presented in the following tables as of the periods indicated:

	Total Capital	Tier 1 Capital	Risk-Weighted Assets	Tangible Average Assets	Total Capital Ratio	Tier 1 Capital Ratio	Tier 1 Leverage Ratio	Common Equity Tier 1
	(dollars in thousands)
September 30, 2016
WAL	$2,033,099	$1,598,278	$15,507,256	$16,610,832	13.1%	10.3%	9.6%	9.8%
WAB	1,924,004	1,640,789	15,409,247	16,509,537	12.5	10.6	9.9	10.6
Well-capitalized ratios					10.0	8.0	5.0	6.5
Minimum capital ratios					8.0	6.0	4.0	4.5
December 31, 2015
WAL	$1,603,472	$1,341,011	$13,193,563	$13,683,148	12.2%	10.2%	9.8%	9.7%
WAB	$1,485,070	$1,213,304	$13,073,394	$13,561,251	11.4	9.3	9.0	9.3
Well-capitalized ratios					10.0	8.0	5.0	6.5
Minimum capital ratios					8.0	6.0	4.0	4.5

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.
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
Net Interest Income Simulation. In order to measure interest rate risk at September 30, 2016, the Company used a simulation model to project changes in net interest income that result from forecasted changes in interest rates. This analysis calculates the difference between a baseline net interest income forecast using current yield curves that do not take into consideration any future anticipated rate hikes, compared to forecasted net income resulting from an immediate parallel shift in rates upward or downward, along with other scenarios directed by ALCO. The income simulation model includes various assumptions regarding the re-pricing relationships for each of the Company's products. Many of the Company's assets are floating rate loans, which are assumed to re-price immediately and, proportional to the change in market rates, depending on their contracted index. Some loans and investments contain contractual prepayment features (embedded options) and, accordingly, the simulation model incorporates prepayment assumptions. The Company's non-term deposit products re-price more slowly, usually changing less than the change in market rates and at the Company's discretion.
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

This simulation model assesses the changes in net interest income that would occur in response to an instantaneous and sustained increase or decrease (shock) in market interest rates. At September 30, 2016, the Company's net interest income exposure for the next twelve months related to these hypothetical changes in market interest rates was within the Company's current guidelines.
Sensitivity of Net Interest Income

	Interest Rate Scenario (change in basis points from Base)
	Down 100	Base	Up 100	Up 200	Up 300	Up 400
	(in thousands)
Interest Income	$681,229	$733,488	$813,491	$895,397	$978,387	$1,061,661
Interest Expense	26,382	46,729	84,300	121,875	159,453	197,035
Net Interest Income	654,847	686,759	729,191	773,522	818,934	864,626
% Change	(4.6)%		6.2%	12.6%	19.2%	25.9%
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
At September 30, 2016, the Company's EVE exposure related to these hypothetical changes in market interest rates was within the Company's current guidelines. The following table shows the Company's projected change in EVE for this set of rate shocks at September 30, 2016:
Economic Value of Equity

	Interest Rate Scenario (change in basis points from Base)
	Down 100	Base	Up 100	Up 200	Up 300	Up 400
	(in thousands)
Assets	$17,424,762	$17,178,433	$16,884,319	$16,572,146	$16,268,160	$15,952,587
Liabilities	14,613,302	14,163,961	13,786,980	13,445,550	13,130,028	12,837,862
Net Present Value	2,811,460	3,014,472	3,097,339	3,126,596	3,138,132	3,114,725
% Change	(6.7)%		2.7%	3.7%	4.1%	3.3%
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
Derivative Contracts. In the normal course of business, the Company uses derivative instruments to meet the needs of its customers and manage exposure to fluctuations in interest rates. The following table summarizes the aggregate notional amounts, market values, and terms of the Company’s derivative positions as of September 30, 2016 and December 31, 2015:
Outstanding Derivatives Positions

September 30, 2016			December 31, 2015
Notional	Net Value	Weighted Average Term (Years)	Notional	Net Value	Weighted Average Term (Years)
(dollars in thousands)
$988,337	$(95,717)	18.4	$800,478	$(61,216)	14.5

Item 4.	Controls and Procedures.
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
Changes in Internal Control over Financial Reporting
There have not been any changes in the Company's internal control over financial reporting during the quarter ended September 30, 2016, which have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

3.3	Amended and Restated Bylaws of Western Alliance, effective as of May 19, 2015 (incorporated by reference to Exhibit 3.2 of Western Alliance's Form 8-K filed with the SEC on May 22, 2015).

4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 of Western Alliance’s Form 8-K filed with the SEC on June 3, 2014).

4.2	Form of 5.00% Fixed to Floating Rate Subordinated Bank Note due July 15, 2025 (incorporated by reference to Exhibit 4.1 of Western Alliance's Form 8-K filed with the SEC on July 2, 2015).

4.3
Subordinated Debt Indenture, dated June 16, 2016, between Western Alliance and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1 of Western Alliance's Form 8-K filed with the SEC on June 16, 2016).

4.4
First Supplemental Indenture (including Form of Debenture) dated June 16, 2016 between Western Alliance and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.2 of Western Alliance's Form 8-K filed with the SEC on June 16, 2016).

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

WESTERN ALLIANCE BANCORPORATION

October 31, 2016	By:	/s/ Robert Sarver
Robert Sarver
Chairman of the Board and
Chief Executive Officer

October 31, 2016	By:	/s/ Dale Gibbons
Dale Gibbons
Executive Vice President and
Chief Financial Officer

October 31, 2016	By:	/s/ J. Kelly Ardrey Jr.
J. Kelly Ardrey Jr.
Senior Vice President and
Chief Accounting Officer