Form 10-K
period 2016-12-31
WESTERN ALLIANCE BANCORPORATION
filed 2017-02-28
CIK 1212545

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the registrant’s voting stock held by non-affiliates was approximately $2.47 billion based on the June 30, 2016 closing price of said stock on the New York Stock Exchange ($32.65 per share).
As of February 21, 2017, Western Alliance Bancorporation had 105,330,934 shares of common stock outstanding.
Portions of the registrant’s definitive proxy statement for its 2017 Annual Meeting of Stockholders are incorporated by reference into Part III of this report.

PART I
Forward-Looking Statements
Certain statements contained in this Annual Report on Form 10-K for the fiscal year ended December 31, 2016 (this “Form 10-K”) are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Reform Act”). Statements that constitute forward-looking statements within the meaning of the Reform Act are generally identified through the inclusion of words such as “aim,” “anticipate,” “believe,” “drive,” “estimate,” “expect,” “expressed confidence,” “forecast,” “future,” “goals,” “guidance,” “intend,” “may,” “opportunity,” “plan,” “position,” “potential,” “project,” “ seek,” “should,” “strategy,” “target,” “will,” “would” or similar statements or variations of such words and other similar expressions. All statements other than historical fact are “forward-looking statements” within the meaning of the Reform Act, including statements that are related to or are dependent on estimates or assumptions relating to expectations, beliefs, projections, future plans and strategies, anticipated events or trends and similar expressions that are not historical facts. These forward-looking statements reflect the Company's current views about future events and financial performance and involve certain risks, uncertainties, assumptions, and changes in circumstances that may cause the Company's actual results to differ significantly from historical results and those expressed in any forward-looking statement. Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements include, but are not limited to, those described in “Risk Factors” in Item 1A of this Form 10-K. Forward-looking statements speak only as of the date they are made and the Company undertakes no obligation to publicly update or revise any forward-looking statements included in this Form 10-K or to update the reasons why actual results could differ from those contained in such statements, whether as a result of new information, future events or otherwise, except to the extent required by federal securities laws. In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this Form 10-K might not occur, and you should not put undue reliance on any forward-looking statements.

GLOSSARY OF ENTITIES AND TERMS
The acronyms and abbreviations identified below are used in various sections of this Form 10-K, including "Management's Discussion and Analysis of Financial Condition and Results of Operations," in Item 7 and the Consolidated Financial Statements and the Notes to Consolidated Financial Statements in Item 8 of this Form 10-K.

ENTITIES / DIVISIONS:
AAB	Alliance Association Bank	HFF	Hotel Franchise Finance
ABA	Alliance Bank of Arizona	LVSP	Las Vegas Sunset Properties
BON	Bank of Nevada	TPB	Torrey Pines Bank
Bridge	Bridge Bank	WA PWI, LLC	Western Alliance Public Welfare Investments, LLC
Company	Western Alliance Bancorporation and subsidiaries	WAB or Bank	Western Alliance Bank
FIB	First Independent Bank	WAL or Parent	Western Alliance Bancorporation
TERMS:
AFS	Available-for-Sale	GLBA	Gramm-Leach-Bliley Act
ALCO	Asset and Liability Management Committee	GSE	Government-Sponsored Enterprise
AOCI	Accumulated Other Comprehensive Income	HFI	Held for Investment
ASC	Accounting Standards Codification	HFS	Held for Sale
ASU	Accounting Standards Update	HTM	Held-to-Maturity
ATM	At-the-Market	ICS	Insured Cash Sweep Service
BHCA	Bank Holding Company Act of 1956	IRC	Internal Revenue Code
BOD	Board of Directors	ISDA	International Swaps and Derivatives Association
BOLI	Bank Owned Life Insurance	LIBOR	London Interbank Offered Rate
CAMELS	Capital Adequacy, Assets, Management Capability, Earnings, Liquidity, Sensitivity	LIHTC	Low-Income Housing Tax Credit
CCO	Chief Credit Officer	LTD	Long-Term Debt
CDARS	Certificate Deposit Account Registry Service	MBS	Mortgage-Backed Securities
CDO	Collateralized Debt Obligation	MLC	Management Loan Committee
CEO	Chief Executive Officer	MOU	Memorandum of Understanding
CET1	Common Equity Tier 1	NBL	National Business Lines
CFO	Chief Financial Officer	NOL	Net Operating Loss
CFPB	Consumer Financial Protection Bureau	NPV	Net Present Value
CLO	Collateralized Loan Obligation	NUBILs	Net Unrealized Built In Losses
CMO	Collateralized Debt Obligation	NYSE	New York Stock Exchange
COSO	Committee of Sponsoring Organizations of the Treadway Commission	OCC	Office of the Comptroller of the Currency
CRA	Community Reinvestment Act	OCI	Other Comprehensive Income
CRE	Commercial Real Estate	OFAC	Office of Foreign Asset Control
DIF	FDIC's Deposit Insurance Fund	OREO	Other Real Estate Owned
EPS	Earnings per share	OTTI	Other-than-Temporary Impairment
EVE	Economic Value of Equity	PCI	Purchased Credit Impaired
Exchange Act	Securities Exchange Act of 1934, as amended	SBA	Small Business Administration
FASB	Financial Accounting Standards Board	SBIC	Small Business Investment Company
FCRA	Fair Credit Reporting Act of 1971	SBLF	Small Business Lending Fund
FDIA	Federal Deposit Insurance Act	SEC	Securities and Exchange Commission
FDIC	Federal Deposit Insurance Corporation	SERP	Supplemental Executive Retirement Plan
FHLB	Federal Home Loan Bank	SLC	Senior Loan Committee
FICO	The Financing Corporation	SSAE	Statement on Standards for Attestation Engagements
FRA	Federal Reserve Act	TDR	Troubled Debt Restructuring
FRB	Federal Reserve Bank	TEB	Tax Equivalent Basis
FVO	Fair Value Option	XBRL	eXtensible Business Reporting Language
GAAP	U.S. Generally Accepted Accounting Principles

Item 1.	Business.
Organization Structure and Description of Services
WAL is a bank holding company headquartered in Phoenix, Arizona, incorporated under the laws of the state of Delaware. WAL provides a full spectrum of deposit, lending, treasury management, international banking, and online banking products and services through its wholly-owned banking subsidiary, WAB.
WAB operates the following full-service banking divisions: ABA, BON, Bridge, FIB, and TPB. The Company also serves business customers through a national platform of specialized financial services including AAB, Corporate Finance, Equity Fund Resources, HFF, Life Sciences Group, Mortgage Warehouse Lending, Public and Nonprofit Finance, Renewable Resource Group, Resort Finance, and Technology Finance. In addition, the Company has one non-bank subsidiary, LVSP, which holds and manages certain non-performing loans and OREO.
WAL also has eight unconsolidated subsidiaries used as business trusts in connection with issuance of trust-preferred securities as described in "Note 10. Qualifying Debt" in Item 8 of this Form 10-K.
Bank Subsidiary
At December 31, 2016, WAL has the following bank subsidiary:

Bank Name	Headquarters	Number of Locations	Location Cities	Total Assets	Net Loans	Deposits
				(in millions)
Western Alliance Bank	Phoenix, Arizona	48	Arizona: Chandler, Flagstaff, Mesa, Phoenix, Scottsdale, and Tucson	$17,095.1	$13,067.2	$14,563.9
			Nevada: Carson City, Fallon, Reno, Sparks, Henderson, Las Vegas, Mesquite, and North Las Vegas
			California: Beverly Hills, Carlsbad, Costa Mesa, La Mesa, Los Angeles, Menlo Park, Oakland, Palo Alto, Pleasanton, San Diego, San Francisco, and San Jose
			Other: Atlanta, Georgia; Boston, Massachusetts; Reston, Virginia
WAB also has the following significant wholly-owned subsidiaries:

•
WAB Investments, Inc., BON Investments, Inc., and TPB Investments, Inc. - each hold certain investment securities, municipal and non-profit loans, and leases. After the close of business on December 31, 2016, these subsidiaries were merged into a newly created entity called Western Alliance Business Trust.

•	WA PWI, LLC holds certain limited partnerships invested primarily in low income housing tax credits and small business investment corporations.

•	BW Real Estate, Inc. - operates as a real estate investment trust and holds certain real estate loans and related securities.
Market Segments
The Company’s reportable segments are aggregated primarily based on geographic location, services offered, and markets served. The Company's regional segments, which include Arizona, Nevada, Southern California, and Northern California, provide full service banking and related services to their respective markets. The Company's NBL segments provide specialized banking services to niche markets. These NBLs are managed centrally and are broader in geographic scope, though still predominately within the Company's core market areas. The Corporate & Other segment primarily relates to the Company's Treasury division and also includes other corporate-related items, income and expense items not allocated to other reportable segments, and inter-segment eliminations.
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
General
Through WAB and its banking divisions and operating subsidiaries, the Company provides a variety of financial services to customers, including CRE loans, construction and land development loans, commercial loans, and consumer loans. The Company’s lending has focused primarily on meeting the needs of business customers.
Commercial and Industrial: Commercial and industrial loans include working capital lines of credit, inventory and accounts receivable lines, mortgage warehouse lines, equipment loans and leases, and other commercial loans. Loans to technology companies, tax-exempt municipalities, and not-for-profit organizations are categorized as commercial and industrial loans.
CRE: Loans to finance the purchase or refinancing of CRE for investors (non-owner occupied) or owner-occupants make up the majority of the Company's loan portfolio. These CRE loans are secured by multi-family residential properties, professional offices, industrial facilities, retail centers, hotels, and other commercial properties. As of December 31, 2016 and 2015, 36% and 48%, respectively, of the Company's CRE loans were owner-occupied. The decrease in the percentage of these loans from the prior year is due to the acquired HFF loans, which were primarily CRE, non-owner occupied loans. Owner-occupied CRE loans are loans secured by owner-occupied non-farm nonresidential properties for which the primary source of repayment (more than 50%) is the cash flow from the ongoing operations and activities conducted by the borrower who owns the property. Non-owner occupied CRE loans are CRE loans for which the primary source of repayment is nonaffiliated rental income associated with the collateral property.
Construction and Land Development: Construction and land development loans include single family and multi-family residential projects, industrial/warehouse properties, office buildings, retail centers, medical office facilities, and residential lot developments. These loans are primarily originated to experienced local developers with whom the Company has a satisfactory lending history. An analysis of each construction project is performed as part of the underwriting process to determine whether the type of property, location, construction costs, and contingency funds are appropriate and adequate. Loans to finance commercial raw land are primarily to borrowers who plan to initiate active development of the property within two years.
Consumer: Limited types of consumer loans are offered to meet customer demand and to respond to community needs. Examples of these consumer loans include: home equity loans and lines of credit, home improvement loans, personal lines of credit, and loans to individuals for investment purposes.

At December 31, 2016, the Company's loan portfolio totaled $13.21 billion, including HFS loans, or approximately 77% of total assets. The following table sets forth the composition of the Company's HFI loan portfolio as of the periods presented:

	December 31,
	2016		2015
	Amount	Percent	Amount	Percent
	(in thousands)

Commercial and industrial	$5,755,021	43.6%	$5,114,257	46.1%
Commercial real estate - non-owner occupied	3,543,956	26.9	2,283,536	20.6
Commercial real estate - owner occupied	2,013,276	15.2	2,083,285	18.7
Construction and land development	1,478,114	11.2	1,133,439	10.2
Residential real estate	259,432	2.0	322,939	2.9
Commercial leases	100,765	0.8	148,493	1.3
Consumer	38,963	0.3	26,905	0.2
Loans, net of deferred loan fees and costs	13,189,527	100.0%	11,112,854	100.0%
Allowance for credit losses	(124,704)		(119,068)
Total loans HFI	$13,064,823		$10,993,786
As of December 31, 2016 and 2015, the Company also has $18.9 million and $23.8 million, respectively, of HFS loans. For additional information concerning loans, see "Note 4. Loans, Leases and Allowance for Credit Losses" of the Consolidated Financial Statements contained herein or "Management Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition – Loans discussions" in Item 7 of this Form 10-K.
The Company adheres to a specific set of credit standards within its banking subsidiary that are intended to ensure the proper management of credit risk. Furthermore, the Bank's senior management team plays an active role in monitoring compliance with such standards.
Loan originations are subject to a process that includes the credit evaluation of borrowers, utilizing established lending limits, analysis of collateral, and procedures for continual monitoring and identification of credit deterioration. Loan officers actively monitor their individual credit relationships in order to report suspected risks and potential downgrades as early as possible. The WAB BOD approves all changes to loan policy, as well as lending limit authorities. The Bank's lending policies generally incorporate consistent underwriting standards across all geographic regions that the Bank operates in, customized as necessary to conform to state law and local market conditions. The Bank's credit culture has enabled management to identify troubled credits early, allowing management to take corrective action when necessary.
Loan Approval Procedures and Authority
The Company's loan approval procedures are executed through a tiered loan limit authorization process, which is structured as follows:

•
Individual Authorities. The authorization levels for individual loan officers are established on a case-by-case basis. Generally, the more experienced a loan officer, the higher the authorization level. The maximum approval authority for any loan officer is $1.0 million. Certain members of executive management or credit administration may have higher approval authority.

•
Management Loan Committees. Credits in excess of individual loan limits are submitted to the appropriate region’s MLC. The MLCs consist of members of the senior management team of each region. The MLCs have approval authority up to $7.0 million.

•
Credit Administration. Credits in excess of the MLC authority are submitted to the WAB SLC. The SLC has approval authority up to established house concentration limits, which range from $15.0 million to $50.0 million, depending on risk grade. SLC approval is also required for new relationships of $12.5 million or greater to borrowers within market footprint, and $5.0 million or greater outside market footprint. The SLC reviews all other loan approvals to any one new borrower of $5.0 million or greater. The SLC is chaired by the WAB CCO and includes the Company’s CEO. Current policy states that over house limit exceptions require unanimous approval of the SLC.

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
Concentrations of Credit Risk. The Company's lending policies also establish customer and product concentration limits to control single customer and product exposures. The Company's lending policies have several different measures to limit concentration exposures. Set forth below are the primary segmentation limits and actual measures as of December 31, 2016:

	Percent of Total Capital
	Policy Limit	Actual
CRE	435%	264%
Commercial and industrial	400	278
Construction and land development	85	70
Residential real estate	20	12
Consumer	5	2
Asset Quality
General
To measure asset quality, the Company has instituted a loan grading system consisting of ten different categories. The first six are considered “satisfactory.” The other four grades range from a “special mention” category to a “loss” category and are consistent with the grading systems used by federal banking regulators. All loans are assigned a credit risk grade at the time they are made, and each assigned loan officer reviews the credit with his or her immediate supervisor on a quarterly basis to determine whether a change in the credit risk grade is warranted. In addition, the grading of the Company's loan portfolio is reviewed on a regular basis by its internal Loan Review Department.
Collection Procedure
If a borrower fails to make a scheduled payment on a loan, Bank personnel attempt to remedy the deficiency by contacting the borrower and seeking payment. Contacts generally are made within 15 business days after the payment becomes past due. The Bank maintains regional Special Assets Departments, which generally services and collects loans rated substandard or worse. Each division is responsible for monitoring activity that may indicate an increased risk rating, including, but not limited to, past-dues, overdrafts and loan agreement covenant defaults. Loans deemed uncollectible are proposed for charge-off.
Nonperforming Assets
Nonperforming assets include loans past due 90 days or more and still accruing interest, non-accrual loans, TDR loans, and repossessed assets, including OREO. In general, loans are placed on non-accrual status when the Company determines that ultimate collection of principal and interest is in doubt due to the borrower’s financial condition, collateral value, and collection efforts. A TDR loan is a loan on which the Company, for reasons related to a borrower’s financial difficulties, grants a concession to the borrower that the Company would not otherwise consider. Other repossessed assets resulted from loans where the Company has received title or physical possession of the borrower’s assets. The Company generally re-appraises OREO and collateral dependent impaired loans every twelve months. The net gain on sales / valuations of repossessed and other assets was $0.1 million, $2.1 million, and $5.4 million for the years ended December 31, 2016, 2015, and 2014, respectively. Losses may be experienced in future periods.
Criticized Assets
Federal bank regulators require banks to classify its assets on a regular basis. In addition, in connection with their examinations of the Bank, examiners have authority to identify problem assets and, if appropriate, re-classify them. A loan grade of seven from the Company's internal loan grading system is utilized to identify potential problem assets and loans grades eight through ten are utilized to identify actual problem assets.
The following describes the potential and actual problem assets using the Company's internal loan grading system definitions:

•
"Special Mention" (Grade 7): Generally these are assets that possess weaknesses that warrant management's close attention. These loans may involve borrowers with adverse financial trends, higher debt to equity ratios, or weaker liquidity positions, but not to the degree of being considered a “problem loan” where risk of loss may be apparent. Loans in this category are usually performing as agreed, although there may be non-compliance with financial covenants.

•
“Substandard” (Grade 8): These assets are characterized by well-defined credit weaknesses and carry the distinct possibility that the Company will sustain some loss if such weakness or deficiency is not corrected. The Company believes that these loans generally are adequately secured and in the event of a foreclosure action or liquidation, the Company should be protected from loss. All loans 90 days or more past due and all loans on non-accrual are considered at least “substandard,” unless extraordinary circumstances would suggest otherwise.

•
“Doubtful” (Grade 9): These assets have all the weaknesses inherent in those classified as "substandard" with the added characteristic that the weaknesses present make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable, but because of certain known factors which may work to the advantage and strengthening of the asset (for example, capital injection, perfecting liens on additional collateral and refinancing plans), classification as an estimated loss is deferred until a more precise status may be determined.

•
“Loss” (Grade 10): These assets are considered uncollectible and having such little recoverable value that it is not practical to defer writing off the asset. This classification does not mean that the loan has absolutely no recovery or salvage value, but rather that it is not practicable or desirable to defer writing off the asset, even though partial recovery may be achieved in the future.

Allowance for Credit Losses
The Company must maintain an adequate allowance for credit losses. The allowance for credit losses is established through a provision for credit losses and is reflected as a reduction in earnings. Loans are charged against the allowance for credit losses when management believes that collectability of the contractual principal or interest is unlikely. Subsequent recoveries, if any, are credited to the allowance. The allowance is reported at an amount believed adequate to absorb probable losses on existing loans that may become uncollectable, based on evaluation of the collectability of loans and prior credit loss experience, together with other factors. For a detailed discussion of the Company’s methodology see “Management’s Discussion and Analysis and Financial Condition – Critical Accounting Policies – Allowance for Credit Losses” in Item 7 of this Form 10-K.
Investment Activities
WAB and WAL have an investment policy, which was approved by their respective BODs. This policy dictates that investment decisions be made based on the safety of the investment, liquidity requirements of the Bank and holding company, potential returns, cash flow targets, and consistency with the Company's interest rate risk management. The Bank’s ALCO is responsible for making securities portfolio decisions in accordance with established policies. The CFO and Treasurer have the authority to purchase and sell securities within specified guidelines. All transactions for the Bank and for the holding company were reviewed by the ALCO and BOD.
Generally, the Company's investment policy limits new securities investments to the following: securities backed by the full faith and credit of the U.S. government, including U.S. treasury bills, notes, and bonds, direct obligations of Ginnie Mae, USDA and SBA loans; MBS or CMO issued by a GSE, such as Fannie Mae or Freddie Mac; debt securities issued by a GSE, such as Fannie Mae, Freddie Mac, and the FHLB; tax-exempt securities with a rating of “Single-A” or higher; preferred stock where the issuing company is rated “BBB” or higher; corporate debt with a rating of “Single-A” or better; investment grade corporate bond mutual funds; private label collateralized mortgage obligations with a single rating of “AA” or higher; commercial mortgage-backed securities with a rating of “AAA;” and mandatory purchases of equity securities of the FRB and FHLB. Preferred stock holdings are limited to no more than 10% of the Bank’s Common Equity Tier 1; tax-exempt securities are limited to no more than 5% of the Bank's assets; investment grade corporate bond mutual funds are limited to no more than 5% of the Bank's Tier 1 capital; corporate debt holdings are limited to no more than 2.5% of the Bank’s assets; and commercial mortgage-backed securities are limited to an aggregate purchase limit of $50 million.
The Company no longer purchases (although it may continue to hold previously acquired) CDOs. The Company's policies also govern the use of derivatives, and provide that the Company prudently use derivatives in accordance with applicable regulations as a risk management tool to reduce the overall exposure to interest rate risk, and not for speculative purposes.
As of December 31, 2016, the majority of the Company's investment securities are classified as AFS or measured at fair value (“trading”) pursuant to ASC Topic 320, Investments and ASC Topic 825, Financial Instruments. AFS securities are reported at fair value in accordance with Topic 820, Fair Value Measurements and Disclosures.
As of December 31, 2016, the Company's investment securities portfolio totals $2.70 billion, representing approximately 15.7% of the Company's total assets, with the majority of the portfolio invested in AAA/AA+ rated securities. The average duration of the Company's investment securities is 4.2 years as of December 31, 2016.

The following table summarizes the investment securities portfolio as of December 31, 2016 and 2015:

	December 31,
	2016		2015
	Amount	Percent	Amount	Percent
	(dollars in thousands)
Collateralized debt obligations	$13,490	0.5%	$10,060	0.5%
Commercial MBS issued by GSEs	117,792	4.4	19,114	1.0
Corporate debt securities	64,144	2.4	13,251	0.7
CRA investments	37,113	1.4	34,685	1.7
Preferred stock	94,662	3.5	111,236	5.6
Private label commercial MBS	—	—	4,691	0.2
Private label residential MBS	433,685	16.0	257,128	13.0
Residential MBS issued by GSEs	1,356,258	50.1	1,171,702	59.0
Tax-exempt	500,312	18.5	334,830	16.9
Trust preferred securities	26,532	1.0	24,314	1.2
U.S. government sponsored agency securities	56,022	2.1	—	—
U.S. treasury securities	2,502	0.1	2,993	0.2
Total investment securities	$2,702,512	100.0%	$1,984,004	100.0%
As of December 31, 2016 and 2015, the Company has an investment in BOLI of $164.5 million and $162.5 million, respectively. The BOLI is used to help offset employee benefit costs. For additional information concerning investments, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition – Investments” in Item 7 of this Form 10-K.
Deposit Products
The Company offers a variety of deposit products, including checking accounts, savings accounts, money market accounts, and other types of deposit accounts, including fixed-rate, fixed maturity certificates of deposit. The Company has historically focused on growing its lower cost core customer deposits. As of December 31, 2016, the deposit portfolio was comprised of 39% non-interest bearing deposits and 61% interest-bearing deposits.
The competition for deposits in the Company's markets is strong. The Company has historically been successful in attracting and retaining deposits due to several factors, including its: 1) knowledgeable and empowered bankers committed to providing personalized and responsive service that translates into long-lasting relationships; 2) broad selection of cash management services offered; and 3) incentives to employees for business development and retention. The Company intends to continue its focus on attracting deposits from its business lending relationships in order to maintain its low cost of funds and improve its net interest margin. The loss of low-cost deposits could negatively impact future profitability.
Deposit balances are generally influenced by national and local economic conditions, changes in prevailing interest rates, internal pricing decisions, perceived stability of financial institutions and competition. The Company’s deposits are primarily obtained from communities surrounding its offices. In order to attract and retain deposits, the Company relies on providing quality service and introducing new products and services that meet the needs of its customers.
In 2016, the Bank's deposit rates were determined through an internal oversight process under the direction of its ALCO. The Bank considers a number of factors when determining deposit rates, including:

•	current and projected national and local economic conditions and the outlook for interest rates;

•	local competition;

•	loan and deposit positions and forecasts, including any concentrations in either; and

•	FHLB advance rates and rates charged on other funding sources.
The following table shows the Company's deposit composition:

	December 31,
	2016		2015
	Amount	Percent	Amount	Percent
	(in thousands)
Non-interest-bearing demand deposits	$5,632,926	38.7%	$4,093,976	34.0%
Interest-bearing transaction accounts	1,346,718	9.3	1,028,073	8.5
Savings and money market accounts	6,120,877	42.0	5,296,921	44.1
Certificate of deposit ($250,000 or more)	609,678	4.2	626,718	5.2
Other time deposits	839,664	5.8	984,936	8.2
Total deposits	$14,549,863	100.0%	$12,030,624	100.0%
The Company does not pay interest to depositors of non-interest bearing accounts. However, earnings credits are awarded to some account holders, which offset charges incurred by account holders for deposit services that are utilized.
In addition to the Company's deposit base, it has access to other sources of funding, including FHLB and FRB advances, repurchase agreements, and unsecured lines of credit with other financial institutions. Previously, the Company has also accessed the capital markets through trust preferred, subordinated debt, and Senior Note offerings. For additional information concerning the Company's deposits, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Balance Sheet Analysis – Deposits” in Item 7 of this Form 10-K.
Other Financial Products and Services
In addition to traditional commercial banking activities, the Company offers other financial services to its customers, including: internet banking, wire transfers, electronic bill payment, lock box services, courier, and cash management services.
Customer, Product, and Geographic Concentrations
Approximately 53% and 49% of the Company's loan portfolio at December 31, 2016 and 2015, respectively, consisted of CRE-secured loans, including CRE loans, and construction and land development loans. The Company’s business is concentrated primarily in the Los Angeles, Phoenix, Las Vegas, Reno, San Francisco, San Jose, San Diego and Tucson metropolitan areas. Consequently, the Company is dependent on the trends of these regional economies. The Company is not dependent upon any single or limited number of customers, the loss of which would have a material adverse effect on the Company. Neither the Company nor any of its reportable segments have customer relationships that individually account for 10% or more of consolidated or segment revenues. No material portion of the Company’s business is seasonal.
Foreign Operations
The Company does not have significant foreign operations. The Company provides loans, letters of credit, foreign exchange, and other trade-related services to commercial enterprises that conduct business outside the U.S.
Competition
The financial services industry is highly competitive. Many of the Company's competitors are much larger in total assets and capitalization, have greater access to capital markets, and offer a broader range of financial services than the Company can offer, and may have lower cost structures.
This increasingly competitive environment is primarily a result of long-term changes in regulation that made mergers and geographic expansion easier; changes in technology and product delivery systems and web-based tools; and the accelerating pace of consolidation among financial services providers. The Company competes for loans, deposits, and customers with other banks, credit unions, brokerage companies, mortgage companies, insurance companies, finance companies, and other non-bank financial services providers. This strong competition for deposit and loan products directly affects the interest rates on those products and the terms on which they are offered to consumers.
Technological innovation continues to contribute to greater competition in domestic and international financial services markets.
Mergers between financial institutions have placed additional pressure on banks to consolidate their operations, reduce expenses, and increase revenues to remain competitive. The competitive environment is also significantly impacted by federal and state legislation that makes it easier for non-bank financial institutions to compete with the Company.

Employees
As of December 31, 2016, the Company has 1,557 full-time equivalent employees. The Company’s employees are not represented by a union or covered by a collective bargaining agreement. Management believes that its employee relations are good.
Supervision and Regulation
The Company and its subsidiaries are extensively regulated and supervised under both federal and state laws. A summary description of the laws and regulations which relate to the Company’s operations are discussed in Item 7 of this Form 10-K.
Additional Available Information
The Company maintains an internet website at http://www.westernalliancebancorporation.com. The Company makes available its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to such reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Exchange Act and other information related to the Company free of charge, through this site as soon as reasonably practicable after it electronically files those documents with, or otherwise furnishes them to the SEC. The SEC maintains an internet site, http://www.sec.gov, in which all forms filed electronically may be accessed. The Company’s internet website and the information contained therein are not incorporated in this Form 10-K.
In addition, copies of the Company’s annual report will be made available, free of charge, upon written request.

Item 1A.	Risk Factors.
Investing in the Company’s common stock involves various risks, many of which are specific to the Company’s business. The discussion below addresses the material risks and uncertainties, of which the Company is currently aware, that could have a material adverse effect on the Company’s business, results of operations, and financial condition. Other risks that the Company does not know about now, or that the Company does not currently believe are significant, could negatively impact the Company’s business or the trading price of the Company’s securities. See additional discussions about credit, interest rate, market, and litigation risks in "Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations."
Risks Relating to the Company's Business
The Company’s financial performance may be adversely affected by conditions in the financial markets and economic conditions generally.
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
It is possible that the business environment in the U.S. will experience volatility in the future. There can be no assurance that these conditions will improve in the near term or that conditions will not worsen. Such conditions could adversely affect the Company’s business, results of operations, and financial condition.
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
The Company’s loan portfolio consists primarily of CRE and commercial and industrial loans, which contain concentrations in specialty business lines that have unique risk characteristics and may expose the Company to increased lending risks.
The Company’s loan portfolio consists primarily of CRE and commercial and industrial loans, which contain concentrations in specialty business lines, such as mortgage warehouse, corporate finance, municipal and nonprofit loans, as well as loans in other business sectors such as technology and innovation. These loan concentrations present unique risks and involve specialized underwriting and management as these loans typically involve large loan balances to single borrowers or groups of related borrowers. Consequently, an adverse development with respect to one commercial loan or one credit relationship may adversely affect the Company. In addition, based on the nature of lending to these specialty markets, repayment of loans may be dependent upon borrowers receiving additional equity financing, or in some cases, a successful sale to a third party, public offering, or other form of liquidity event. Although each specialty business has dedicated teams in place with specialized skills, tools, and resources available to monitor and evaluate risk specific to the industry, unforeseen adverse events, changes in regulatory policy, or a general decline in the borrower's industry may have a material adverse effect on the Company’s financial condition and results of operations.
Due to the inherent risk associated with financial estimates, the Company’s allowance for loan losses may be insufficient, which could require the Company to raise additional capital or otherwise adversely affect the Company’s financial condition and results of operations.
Credit losses are inherent in the business of making loans. Management makes various assumptions and judgments about the collectability of the Company’s consolidated loan portfolio and maintains an allowance for estimated credit losses based on a number of factors, including the size of the portfolio, asset classifications, economic trends, industry experience and trends, industry and geographic concentrations, estimated collateral values, management’s assessment of the credit risk inherent in the portfolio, historical loan loss experience, and loan underwriting policies. In addition, the Company evaluates all loans identified as problem loans and augments the allowance based upon its estimation of the potential loss associated with those problem loans. Additions to the allowance for credit losses recorded through the Company’s provision for credit losses decreases the Company’s net income. If such assumptions and judgments are incorrect, the Company’s actual credit losses may exceed the Company’s allowance for credit losses.
At December 31, 2016, the Company's allowance for credit losses is $124.7 million. Deterioration in the real estate market and/or general economic conditions could affect the ability of the Company’s loan customers to service their debt, which could result in additional loan provisions and increases in the Company’s allowance for credit losses. In addition, the Company may be required to record additional loan provisions or increase the Company’s allowance for credit losses based on new information regarding existing loans, input from regulators in connection with their review of the Company’s allowance, changes in regulatory guidance, regulations or accounting standards, identification of additional problem loans, and other factors, both within and outside of the Company’s management’s control. Moreover, because future events are uncertain and because the Company may not successfully identify all deteriorating loans in a timely manner, there may be loans that deteriorate in an accelerated time frame.
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
The Company holds certain financial instruments measured at fair value. For those financial instruments measured at fair value, the Company is required to recognize the changes in the fair value of such instruments in AOCI each quarter. Therefore, any increases or decreases in the fair value of these financial instruments have a corresponding impact on reported AOCI. Fair value can be affected by a variety of factors, many of which are beyond the Company’s control, including the Company’s credit position, interest rate volatility, capital markets volatility, and other economic factors. Accordingly, the Company is subject to mark-to-market risk and the application of fair value accounting may cause the Company’s AOCI to be more volatile than would be suggested by the Company’s underlying performance.

If the Company loses a significant portion of its core deposits or its cost of funding deposits increases significantly, the Company's liquidity and/or profitability would be adversely impacted.
The Company’s profitability depends in part on successfully attracting and retaining a stable base of relatively low-cost deposits. The competition for these deposits in the Company's markets is strong and customers may demand higher interest rates on their deposits or seek other investments offering higher rates of return. The Company is a participant in the Promontory Interfinancial Network, and offers its reciprocal deposit products, such as CDARS and ICS, to customers seeking federal insurance for deposit amounts that exceed the applicable deposit insurance limit at a single institution. The Company also from time to time offers other credit enhancements to depositors, such as FHLB letters of credit and, for certain deposits of public monies, pledges of collateral in the form of readily marketable securities. Any event or circumstance that interferes with or limits the Company's ability to offer these products to customers that require greater security for their deposits, such as a significant regulatory enforcement action or a significant decline in capital levels at the Company's bank subsidiary, could negatively impact the Company's ability to attract and retain deposits. For further discussion of CDARS and ICS, see "Note 8. Deposits" to the Consolidated Financial Statements included in this Form 10-K. If the Company were to lose a significant portion of its low-cost deposits, the Company would be required to borrow from other sources at higher rates and the Company's liquidity and profitability would be adversely impacted.
From time to time, the Company has been dependent on borrowings from the FHLB and the FRB, and there can be no assurance these programs will be available as needed.
As of December 31, 2016, the Company has borrowings from the FHLB of San Francisco of $80.0 million and none from the FRB. In the past, the Company has been reliant on borrowings from the FHLB of San Francisco and the FRB to satisfy its short-term liquidity needs. The Company’s borrowing capacity is generally dependent on the value of its collateral pledged to these entities. These lenders could reduce the Company’s borrowing capacity or eliminate certain types of collateral and could otherwise modify or even terminate their loan programs. Any change or termination could have an adverse effect on the Company’s liquidity and profitability.
The business may be adversely affected by fraud.
As a financial institution, the Company is inherently exposed to operational risk in the form of theft and other fraudulent activity by employees, customers, and other third parties targeting the Company and/or the Company’s customers or data. Such activity may take many forms, including check fraud, electronic fraud, wire fraud, phishing, social engineering and other dishonest acts.
Although the Company devotes substantial resources to maintaining effective policies and internal controls to identify and prevent such incidents, given the increasing sophistication of possible perpetrators, the Company may experience financial losses or reputational harm as a result of fraud.
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
The Company’s operations rely on the secure processing, storage, and transmission of confidential and other information. Although the Company takes numerous protective measures to maintain the confidentiality, integrity, and availability of the Company’s and its customers’ information across all geographies and product lines, and endeavors to modify these protective measures as circumstances warrant, the nature of the threats continues to evolve. As a result, the Company’s computer systems, software, and networks and those of the Company’s customers and third party vendors may be vulnerable to unauthorized access, loss, or destruction of data (including confidential client information), account takeovers, unavailability of service, computer viruses, or other malicious code, cyber-attacks, and other events that could have an adverse security impact and result in significant losses to the Company and/or its customers. These threats may originate externally from third parties, including foreign governments, organized criminal groups, and other hackers, and outsourced or infrastructure-support providers and application developers, or the threats may originate from within the Company’s organization.
The Company also faces the risk of operational disruption, failure, termination, or capacity constraints of any of the third parties that facilitate the Company’s business activities, including vendors, exchanges, clearing agents, clearing houses, or other financial intermediaries. Such parties could also be the source or cause of an attack on, or breach of, the Company’s operational systems, data or infrastructure. In addition, the Company may be at risk of an operational failure with respect to its customers’ systems. The Company’s risk and exposure to these matters remains heightened because of, among other things, the evolving nature of these threats, the outsourcing of some of the Company’s business operations, and the continued uncertain global economic environment. As cyber threats continue to evolve, the Company may be required to expend significant additional resources to continue to modify or enhance its protective measures or to investigate and remediate any information security vulnerabilities.
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
The Company relies on third parties to provide key components of its business infrastructure.
The Company relies on third parties to provide key components for its business operations, such as data processing and storage, recording and monitoring transactions, online banking interfaces and services, internet connections, and network access. While the Company selects these third-party vendors carefully, it does not control their actions. Any problems caused by these third parties, including those resulting from breakdowns or other disruptions in communication services provided by a vendor, failure of a vendor to handle current or higher volumes, cyber-attacks and security breaches at a vendor, failure of a vendor to provide services for any reason, or poor performance by a vendor, could adversely affect the Company’s ability to deliver products and services to its customers and otherwise conduct its business. Financial or operational difficulties of a third-party vendor could also hurt the Company’s operations if those difficulties interfere with the vendor's ability to serve the Company. Replacing these third party vendors also could create significant delays and expense that adversely affect the Company’s business and performance.
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
The Company may not be able to keep pace with its growth by improving its controls and processes, and its reporting systems and procedures, which could cause it to experience compliance and operational problems or lose customers, or incur additional expenditures beyond current projections, any one of which could adversely affect the Company’s financial results.
The Company’s future success will depend on the ability of officers and other key employees to continue to implement and improve operational, credit, financial, management and other internal risk controls and processes, and improve reporting systems and procedures, while at the same time maintaining and growing existing businesses and client relationships. The Company may not successfully implement such changes or improvements in an efficient or timely manner, or it may discover deficiencies in its existing systems and controls that adversely affect the Company’s ability to grow its existing businesses and client relationships and could require the Company to incur additional expenditures to expand its administrative and operational infrastructure. If the Company is unable to maintain and implement improvements to its controls, processes, and reporting systems and procedures, the Company may lose customers, experience compliance and operational problems or incur additional expenditures beyond current projections, any one of which could adversely affect the Company’s financial results.
The Company’s expansion strategy may not prove to be successful and its market value and profitability may suffer.
The Company continually evaluates expansion through acquisitions of banks and other financial businesses, and the expansion of its existing banking divisions through establishment of new branches. In recent years, the Company completed the acquisition of Bridge Capital Holdings and GE’s domestic select-service hotel franchise finance loan business. These acquisitions were, and any future acquisitions will be, accompanied by the risks commonly encountered in such transactions. These risks include, among other things:

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
The Company expects that competition for suitable acquisition candidates may be significant. The Company may compete with other banks or financial service companies with similar acquisition strategies, many of which are larger and have greater financial and other resources. The Company cannot assure that it will be able to successfully identify and acquire suitable acquisition targets on acceptable terms and conditions, or that it will be able to obtain the regulatory approvals needed to complete any such transactions.
The Company cannot provide any assurance that it will be successful in overcoming these risks or any other problems encountered in connection with acquisitions. Potential regulatory enforcement actions, like a MOU, also may adversely affect the Company's ability to engage in certain expansionary activities. The Company’s inability to overcome the risks inherent in the successful completion and integration of acquisitions could have an adverse effect on the achievement of the Company's business strategy.
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
There is competition for financial services in the markets in which the Company conduct its businesses, including from many local commercial banks, as well as numerous national and regionally based commercial banks. In particular, the Company has experienced intense price and terms competition in some of the lending lines of business in recent years. Many of these competing institutions have much greater financial and marketing resources than the Company has. Due to their size, larger competitors can achieve economies of scale and may offer a broader range of products and services or more attractive pricing than the Company. In addition, some of the financial services organizations with which the Company competes are not subject to the same degree of regulation as is imposed on bank holding companies and federally insured depository institutions. As a result, these non-bank competitors have certain advantages over the Company in accessing funding and in providing various services.
The banking business in the Company’s primary market areas is very competitive, and the level of competition facing the Company may increase further, which may limit its asset growth and financial results. In particular, the Company's predominate source of revenue is net interest income from its loan portfolio. Therefore, if the Company is unable to compete effectively, including sustaining loan growth at its historical levels, its business and results of operations may be adversely affected.
The Company’s success is dependent upon its ability to recruit and retain qualified employees.
The Company’s business plan includes and is dependent upon hiring and retaining highly qualified and motivated executives and employees at every level. In particular, the Company’s relative success to date has been partly the result of its management’s ability to identify and retain highly qualified employees in both administrative support roles, as well as those with expertise in certain specialty areas, or that have long-standing relationships in their communities. These professionals bring with them valuable knowledge and customer relationships and have been an integral part of the Company’s ability to attract deposits and to expand its market share. If the Company is unable to hire or retain qualified employees, it may not be able to successfully execute its business strategy or may incur additional costs to achieve its objectives.
The Company could be harmed if its succession planning is inadequate to mitigate the loss of key members of its senior management team.
The Company believes that its success to date has been substantially dependent on its senior management team, including, but not limited to, Robert Sarver, Chairman and CEO; Dale Gibbons, CFO; Robert R. McAuslan, CCO; John Guedry, Executive Vice President-Southern Nevada Administration; Don Garner, Executive Vice President-Arizona Administration; Daniel Myers, Executive Vice President-Northern California Administration; and Gerald Cady, Executive Vice President-Southern California Administration. The Company also believes that its prospects for success in the future are dependent on retaining its senior management team. In addition to their skills and experience as bankers, these persons provide the Company with strong relationships in the investment community, as well as extensive ties within local markets upon which the Company’s competitive strategy is based. The Company’s ability to retain these persons may be hindered by the fact that it has not entered into employment agreements with any of them. The loss of the services of any of these persons, particularly Mr. Sarver, could have an adverse effect on the Company’s business if the Company does not have an effective succession plan in place and cannot replace them with equally qualified persons who are also familiar with its market areas.
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
The Company's risk management framework seeks to mitigate risk and appropriately balance risk and return. The Company has established policies and procedures intended to identify, monitor, and manage the types of risk to which it is subject, including credit risk, market risk, liquidity risk, operational risk, compliance risk, and reputational risk. A BOD level risk committee approves and reviews the Company's risk management policies and oversees operation of the Company's risk management framework. Although the Company has devoted significant resources to developing its risk management policies and procedures and expects to continue to do so in the future, these policies and procedures, as well as the Company's risk management techniques, may not be fully effective. In addition, as regulations and the markets in which the Company operates continue to evolve, the Company's risk management framework may not always keep sufficient pace with those changes. If the Company's risk management framework does not effectively identify or mitigate its risks, the Company could suffer unexpected losses and could be materially adversely affected. Management of the Company's risks in some cases depends upon the use of analytical and/or forecasting models. If the models the Company uses to mitigate these risks are inadequate, or are subject to ineffective governance policies, the Company may incur increased losses. In addition, there may be risks that exist, or that develop in the future, that the Company has not appropriately anticipated, identified, or mitigated.
The Company's internal controls and procedures may fail or be circumvented and the accuracy of the Company's judgments and estimates about financial and accounting matters may impact operating results and financial condition.
The Company's management regularly reviews and updates its internal control over financial reporting, disclosure controls and procedures, and corporate governance policies and procedures. Any system of controls and procedures, however well designed and operated, is based in part on certain assumptions and can provide only reasonable, not absolute, assurances that the objectives of the system are met.  Any failure or circumvention of the Company's controls and procedures or failure to comply with regulations related to controls and procedures could result in materially inaccurate reported financial statements and/or have a material adverse effect on the Company's business, results of operations, and financial condition. Similarly, the Company's management makes certain estimates and judgments in preparing the Company's financial statements.  The quality and accuracy of those estimates and judgments will impact the Company's operating results and financial condition.
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
The financial services industry is continually undergoing rapid technological change with frequent introductions of new technology-driven products and services. The effective use of technology can increase efficiency and enable financial institutions to better serve customers and to reduce costs. However, some new technologies needed to compete effectively result in incremental operating costs. The Company’s future success depends, in part, upon its ability to address the needs of its customers by using technology to provide products and services that will satisfy customer demands, as well as to create additional efficiencies in operations. Many of the Company’s competitors, because of their larger size and available capital, have substantially greater resources to invest in technological improvements. The Company may not be able to effectively implement new technology-driven products and services or be successful in marketing these products and services to its customers. Failure to successfully keep pace with technological change affecting the financial services industry could have a material adverse impact on the Company’s business and, in turn, its financial condition and results of operations.
The markets in which the Company operates are subject to the risk of earthquakes and other natural disasters.
The Company's acquisition of Bridge Capital Holdings in 2015 substantially increased the Company's presence in the State of California, and many of the real and personal properties securing the Company's loans are located in California. California is experiencing a long-term drought and is prone to earthquakes, brush fires, flooding, and other natural disasters. In addition to possibly sustaining damage to the Company's own properties, if there is a major earthquake, flood, or other natural disaster in California or any of its other markets, the Company faces the risk that many of its borrowers may experience uninsured property losses, or sustained job interruption and/or loss, which may materially impair their ability to meet the terms of their loan obligations. Therefore, the continuing drought in California, or an earthquake, flood, pandemic, or other natural disaster or catastrophic event, or a combination of these or other factors, in any of the Company's markets could have a material adverse effect on the Company's business, financial condition, results of operations, and cash flows.
Risks Related to the Banking Industry
The Company operates in a highly regulated environment and the laws and regulations that govern the Company’s operations, corporate governance, executive compensation, and accounting principles, or changes in them, or the Company’s failure to comply with them, may adversely affect the Company.
The Company is subject to extensive regulation, supervision, and legislation that govern almost all aspects of its operations. Intended to protect customers, depositors, and the DIF, these laws and regulations, among other matters, prescribe minimum capital requirements, impose limitations on the business activities in which the Company can engage, limit the dividends or distributions that WAB can pay to the Company or that the Company can pay to its stockholders, restrict the ability of affiliates to guarantee the Company’s debt, impose certain specific accounting requirements on the Company that may be more restrictive and may result in greater or earlier charges to earnings or reductions in the Company’s capital than GAAP, among other things. Compliance with laws and regulations can be difficult and costly, and changes to laws and regulations often impose significant additional compliance costs. To the extent the Company continues to grow larger and become more complex, regulatory oversight and risk and the cost of compliance will likely increase, which may adversely affect the Company. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Supervision and Regulation” included in this Form 10-K for a more detailed summary of the regulations and supervision to which the Company are subject.
Since the recent financial crisis, financial institutions generally have been subjected to increased scrutiny from regulatory authorities. Recent changes to the legal and regulatory framework governing the Company’s operations, including the passage and continued implementation of the Dodd-Frank Act, have drastically revised the laws and regulations under which the Company operates. These changes may result in increased costs of doing business, and decreased revenues and net income, and may reduce the Company’s ability to effectively compete in attracting and retaining customers. In general, bank regulators have increased their focus on risk management and regulatory compliance, and the Company expects this focus to continue. Additional compliance requirements are likely and can be costly to implement, may require additional compliance personnel, and may limit the Company’s ability to offer competitive products to its customers.
The Company is also subject to changes in federal and state law, as well as regulations and governmental policies, income tax laws, and accounting principles. Regulations affecting banks and other financial institutions are undergoing continuous review and frequently change, and the ultimate effect of such changes cannot be predicted. Regulations and laws may be modified at any time, and new legislation may be enacted that will affect the Company, WAB, and the Company’s other subsidiaries. Any changes in any federal and state law, as well as regulations and governmental policies, income tax laws, and accounting principles, could affect the Company in substantial and unpredictable ways, including ways that may adversely affect the Company’s business, financial condition, or results of operations. Failure to appropriately comply with any such laws, regulations or principles or an alleged failure to comply, even if the Company acted in good faith or the alleged failure reflects a difference in interpretation, could result in sanctions by regulatory agencies, civil money penalties or damage to the Company’s reputation, all of which could adversely affect the Company’s business, financial condition, or results of operations.
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
If the Company were unable to comply with regulatory directives in the future, or if the Company were unable to comply with the terms of any future supervisory requirements to which the Company may become subject, then it could become subject to a variety of supervisory actions and orders, including cease and desist orders, prompt corrective actions, MOUs, and/or other regulatory enforcement actions. If the Company’s regulators were to take such supervisory actions, then the Company could, among other things, become subject to greater restrictions on its ability to make acquisition and develop any new business, as well as restrictions on its existing business, and the Company could be required to raise additional capital, dispose of certain assets and liabilities within a prescribed period of time, or both. Failure to implement the measures in the time frames provided, or at all, could result in additional orders or penalties from federal and state regulators, which could result in one or more of the remedial actions described above. In the event WAB was ultimately unable to comply with the terms of a regulatory enforcement action, it could ultimately fail and be placed into receivership by the chartering agency. The terms of any such supervisory action and the consequences associated with any failure to comply therewith could have a material negative effect on the Company’s business, operating flexibility, and financial condition.
Changes in interest rates and increased rate competition could adversely affect the Company’s profitability, business, and prospects.
Most of the Company’s assets and liabilities are monetary in nature, which subjects the Company to significant risks from changes in interest rates and can impact the Company’s net income and the valuation of its assets and liabilities. Increases or decreases in prevailing interest rates could have an adverse effect on the Company’s business, asset quality, and prospects. The Company’s operating income and net income depend to a great extent on its net interest margin. Net interest margin is the difference between the interest yields the Company receives on loans, securities, and other earning assets and the interest rates the Company pays on interest bearing deposits, borrowings, and other liabilities. These rates are highly sensitive to many factors beyond the Company’s control, including competition, general economic conditions, and monetary and fiscal policies of various governmental and regulatory authorities, including the FRB. If the rate of interest the Company pays on its interest bearing deposits, borrowings, and other liabilities increases more than the rate of interest the Company receives on loans, securities, and other earning assets increases, the Company’s net interest income, and therefore its earnings, would be adversely affected. The Company’s earnings also could be adversely affected if the rates on the Company’s loans and other investments fall more quickly than those on its deposits and other liabilities. The Company has recently experienced increased competition for loans on the basis of interest rates.
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
Approximately 55% of the Company’s loan portfolio at December 31, 2016 was secured by real estate. In the course of the Company’s business, the Company may foreclose on and take title to real estate, and could be subject to environmental liabilities with respect to these properties. The Company may be held liable to a governmental entity or to third parties for property damage, personal injury, investigation, and clean-up costs incurred by these parties in connection with environmental contamination, or may be required to investigate or clean up hazardous or toxic substances, or chemical releases at a property. The costs associated with investigation or remediation activities could be substantial. In addition, if the Company is the owner or former owner of a contaminated site, the Company may be subject to common law claims by third parties based on damages and costs resulting from environmental contamination emanating from the property. These costs and claims could be substantial and adversely affect the Company’s business and prospects.
Risks Related to the Company's Common Stock
The price of the Company’s common stock has increased substantially since the U.S. Presidential Election in November 2016 and may fluctuate significantly in the future.
The price of the Company’s common stock on New York Stock Exchange constantly changes, and has increased substantially since the U.S. Presidential Election in November 2016 based on assumptions related to increased interest rates, tax policy, and deregulation in the financial services industry. The Company expects that the market price of its common stock will continue to fluctuate and there can be no assurances about the market price for its common stock.
The Company’s stock price may fluctuate as a result of a variety of factors, many of which are beyond the Company’s control. These factors include:

•	changes in the political climate;

•	sales of the Company’s equity securities;

•	the Company’s financial condition, performance, creditworthiness, and prospects;

•	quarterly variations in the Company’s operating results or the quality of its assets;

•	operating results that vary from the expectations of management, securities analysts, and investors;

•	changes in expectations as to the Company’s future financial performance;

•	announcements of strategic developments, acquisitions, and other material events by the Company or its competitors;

•	the operating and securities price performance of other companies that investors believe are comparable to the Company;

•	the credit, mortgage, and housing markets, the markets for securities relating to mortgages or housing, and developments with respect to financial institutions generally;

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
The Company is not restricted from issuing additional common stock, including any securities that are convertible into or exchangeable for, or that represent the right to receive, common stock. The Company also grants a significant number of shares of common stock to employees and directors under the Company’s Incentive Plan each year. The issuance of any additional shares of the Company’s common stock or preferred stock or securities convertible into, exchangeable for or that represent the right to receive common stock, or the exercise of such securities could be substantially dilutive to stockholders of the

Company’s common stock. Holders of the Company’s common stock have no preemptive rights that entitle such holders to purchase their pro rata share of any offering of shares of any class or series. Because the Company’s decision to issue securities in any future offering will depend on market conditions, its acquisition activity, and other factors, the Company cannot predict or estimate the amount, timing, or nature of its future offerings. Thus, the Company’s stockholders bear the risk of the Company’s future offerings reducing the market price of the Company’s common stock and diluting their stock holdings in the Company.
Offerings of debt, which would be senior to the Company’s common stock upon liquidation, and/or preferred equity securities which may be senior to the Company’s common stock for purposes of dividend distributions or upon liquidation, may adversely affect the market price of the Company’s common stock.
The Company may from time to time issue debt securities, borrow money through other means, or issue preferred stock. From time to time the Company borrows money from the FRB, the FHLB, other financial institutions, and other lenders. In June 2016, the Company issued $175,000,000 of subordinated debentures with a maturity date of July 1, 2056, at an interest rate of 6.25%. In June 2015, WAB issued $150,000,000 aggregate principal amount of 5.00% Fixed-to-Floating Rate Subordinated Notes due July 15, 2025. All of these securities or borrowings have priority over the common stock in a liquidation, which could affect the market price of the Company’s stock.
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
At December 31, 2016, the Company and WAB are headquartered at One E. Washington Street in Phoenix, Arizona. WAB operates 40 domestic branch locations, which includes 6 executive and administrative offices, 18 of these locations are owned and 22 are leased.  The Company also has 8 loan production offices and 6 other leased locations. In addition, WAB owns and occupies a 36,000 square foot operations facility in Las Vegas, Nevada and has 2 locations under construction.  See "Item 1. Business” for location cities. For information regarding rental payments, see "Note 5. Premises and Equipment" of the Consolidated Financial Statements included in this Form 10-K.

Item 3.	Legal Proceedings
There are no material pending legal proceedings to which the Company is a party or to which any of its properties are subject. There are no material proceedings known to the Company to be contemplated by any governmental authority. See the “Supervision and Regulation” section of "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Form 10-K for additional information. From time to time, the Company is involved in a variety of litigation matters in the ordinary course of its business and anticipates that it will become involved in new litigation matters in the future.

Item 4.	Mine Safety Disclosures
Not applicable.

PART II

Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information
The Company’s common stock began trading on the New York Stock Exchange under the symbol “WAL” on June 30, 2005. The Company has filed, without qualifications, its 2016 Domestic Company Section 303A CEO Certification regarding its compliance with the NYSE’s corporate governance listing standards. The following table presents the high and low sales prices of the Company’s common stock for each quarterly period for the last two years as reported by The NASDAQ Global Select Market:

	2016 Quarters				2015 Quarters
	Fourth	Third	Second	First	Fourth	Third	Second	First
Range of stock prices:
High	$50.72	$38.55	$38.36	$35.42	$39.11	$35.17	$34.95	$30.41
Low	35.56	30.69	29.72	26.60	29.12	28.42	28.91	24.52
Holders
At December 31, 2016, there were approximately 1,511 stockholders of record. This number does not include stockholders who hold shares in the name of brokerage firms or other financial institutions. The Company is not provided the exact number of or identities of these stockholders. There are no other classes of common equity outstanding.
Dividends
WAL is a legal entity separate and distinct from WAB and LVSP. As a holding company with limited significant assets other than the capital stock of its subsidiaries, WAL's ability to pay dividends depends primarily upon the receipt of dividends or other capital distributions from its subsidiaries. The Company's subsidiaries ability to pay dividends to WAL is subject to, among other things, their individual earnings, financial condition, and need for funds, as well as federal and state governmental policies and regulations applicable to WAL and each of those subsidiaries, which limit the amount that may be paid as dividends without prior approval. See the additional discussion in the “Supervision and Regulation” section of this report for information regarding restrictions on the ability to pay cash dividends. In addition, the terms and conditions of other securities the Company issues may restrict its ability to pay dividends to holders of the Company's common stock. For example, if any required payments on outstanding trust preferred securities are not made, WAL would be prohibited from paying cash dividends on its common stock. WAL has never paid a cash dividend on its common stock and does not anticipate paying any cash dividends in the foreseeable future.
Sale of Unregistered Securities
None.
Share Repurchases
There were no shares repurchased during 2016 or 2015.

Performance Graph
The following graph summarizes a five year comparison of the cumulative total returns for the Company’s common stock, the Standard & Poor’s 500 stock index and the KBW Regional Banking Total Return Index, each of which assumes an initial value of $100.00 on December 31, 2011 and reinvestment of dividends.

Item 6.	Selected Financial Data.
The following selected financial data have been derived from the Company’s consolidated financial condition and results of operations, as of and for the years ended December 31, 2016, 2015, 2014, 2013, and 2012, and should be read in conjunction with the Consolidated Financial Statements and the related notes included elsewhere in this report:

	Year Ended December 31,
	2016	2015	2014	2013	2012
	(in thousands)
Results of Operations:
Interest income	$700,506	$525,144	$416,379	$362,655	$318,295
Interest expense	43,293	32,568	31,486	29,760	28,032
Net interest income	657,213	492,576	384,893	332,895	290,263
Provision for credit losses	8,000	3,200	4,726	13,220	46,844
Net interest income after provision for credit losses	649,213	489,376	380,167	319,675	243,419
Non-interest income	42,915	29,768	24,651	22,197	46,505
Non-interest expense	330,949	260,606	207,319	196,216	188,860
Income from continuing operations before provision for income taxes	361,179	258,538	197,499	145,656	101,064
Income tax expense	101,381	64,294	48,390	29,830	25,935
Income from continuing operations	259,798	194,244	149,109	115,826	75,129
Loss from discontinued operations, net of tax	—	—	(1,158)	(861)	(2,490)
Net income	$259,798	$194,244	$147,951	$114,965	$72,639
On April 20, 2016, the Company completed its acquisition of GE Capital US Holdings, Inc.'s domestic select-service HFF loan portfolio. As a result, the results of operations from the HFF segment are included in the Company's results beginning on this date. See "Note 2. Mergers, Acquisitions and Dispositions" for further discussion of the impact of the acquisition on the Company's Consolidated Financial Statements.

	Year Ended December 31,
	2016	2015	2014	2013	2012
	(in thousands, except per share data)
Per Share Data:
Earnings per share available to common stockholders - basic	$2.52	$2.05	$1.69	$1.33	$0.84
Earnings per share available to common stockholders - diluted	2.50	2.03	1.67	1.31	0.83
Earnings per share from continuing operations - basic	2.52	2.05	1.70	1.34	0.87
Earnings per share from continuing operations - diluted	2.50	2.03	1.69	1.32	0.86
Book value per common share	18.00	15.44	10.49	8.20	7.15
Shares outstanding at period end	105,071	103,087	88,691	87,186	86,465
Weighted average shares outstanding - basic	103,042	94,570	86,693	85,682	82,285
Weighted average shares outstanding - diluted	103,843	95,219	87,506	86,541	82,912
Selected Balance Sheet Data:
Cash and cash equivalents	$284,491	$224,640	$164,396	$305,514	$204,625
Investment securities and money market investments	2,702,512	1,984,126	1,522,546	1,659,370	1,236,648
Loans, net of deferred loan fees and costs	13,208,436	11,136,663	8,398,265	6,801,415	5,709,318
Allowance for credit losses	124,704	119,068	110,216	100,050	95,427
Total assets	17,200,842	14,275,089	10,600,498	9,307,342	7,622,442
Total deposits	14,549,863	12,030,624	8,931,043	7,838,205	6,455,177
Other borrowings	80,000	150,000	390,263	341,096	193,717
Qualifying debt	367,937	210,328	40,437	41,858	36,218
Total stockholders' equity	1,891,529	1,591,502	1,000,928	855,498	759,421
Selected Other Balance Sheet Data:
Average assets	$16,134,263	$12,420,803	$9,891,109	$8,500,324	$7,193,425
Average earning assets	15,117,364	11,621,977	9,270,465	7,887,584	6,685,107
Average stockholders' equity	1,770,914	1,323,952	964,131	798,497	691,004
Selected Financial and Liquidity Ratios:
Return on average assets	1.61%	1.56%	1.50%	1.35%	1.01%
Return on average tangible common equity	17.71	17.83	18.52	18.28	13.97
Net interest margin	4.58	4.51	4.42	4.39	4.49
Loan to deposit ratio	90.78	92.57	94.03	86.77	88.45
Capital Ratios:
Tier 1 leverage ratio	9.9%	9.8%	9.7%	9.8%	10.1%
Tier 1 capital ratio	10.5	10.2	10.5	11.1	11.3
Total capital ratio	13.2	12.2	11.7	12.4	12.6
Average equity to average assets	11.0	10.7	9.7	9.4	9.6
Selected Asset Quality Ratios:
Non-accrual loans to gross loans	0.31%	0.44%	0.81%	1.11%	1.83%
Non-accrual loans and repossessed assets to total assets	0.51	0.65	1.18	1.53	2.39
Loans past due 90 days or more and still accruing to total loans	0.01	0.03	0.06	0.02	0.02
Allowance for credit losses to total loans	0.95	1.07	1.31	1.47	1.67
Allowance for credit losses to non-accrual loans	309.65	246.10	162.90	132.20	91.13
Net charge-offs (recoveries) to average loans	0.02	(0.06)	(0.07)	0.14	0.99

Item 7.	Management's Discussions and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis is designed to provide insight on the financial condition and results of operations of Western Alliance Bancorporation and its subsidiaries and should be read in conjunction with “Item 8. Financial Statements and Supplementary Data.” This discussion and analysis contains forward-looking statements that involve risk, uncertainties, and assumptions. Certain risks, uncertainties, and other factors, including, but not limited to, those set forth under “Forward-Looking Statements” at the beginning of Part I of this Form 10-K and those discussed in Part I, Item 1A of this Form 10-K under the heading "Risk Factors," may cause actual results to differ materially from those projected in the forward-looking statements.
Financial Overview and Highlights
WAL is a bank holding company headquartered in Phoenix, Arizona, incorporated under the laws of the state of Delaware. WAL provides a full spectrum of deposit, lending, treasury management, international banking, and online banking products and services through its wholly-owned banking subsidiary, WAB.
WAB operates the following full-service banking divisions: ABA, BON, Bridge, FIB, and TPB. The Company also serves business customers through a national platform of specialized financial services including AAB, Corporate Finance, Equity Fund Resources, HFF, Life Sciences Group, Mortgage Warehouse Lending, Public and Nonprofit Finance, Renewable Resource Group, Resort Finance, and Technology Finance.
Financial Result Highlights of 2016

•	Net income available to common stockholders of $259.8 million for 2016, compared to $193.5 million for 2015

•	Diluted earnings per share of $2.50 for 2016, and $2.03 per share for 2015

•	Operating PPNR increased $112.5 million to $380.4 million, compared to $267.9 million in 2015[1]

•	Net operating revenue of $699.1 million, constituting year-over-year growth of 34.0%, or $177.3 million, compared to an increase in operating non-interest expenses of 25.5%, or $64.8 million[1]

•	Net interest margin of 4.58% in 2016, compared to 4.51% in 2015

•	Efficiency ratio of 45.0% in 2016, compared to 47.0% in 2015

•	Operating efficiency ratio of 43.4% in 2016, compared to 45.8% in 2015[1]

•	Total loans of $13.21 billion, up $2.07 billion from December 31, 2015

•	Total deposits of $14.55 billion, up $2.52 billion from December 31, 2015

•	Nonperforming assets (nonaccrual loans and repossessed assets) decreased to 0.51% of total assets, from 0.65% at December 31, 2015

•	Net loan charge-offs (recoveries) to average loans outstanding of 0.02%, compared to (0.06)% at December 31, 2015

•	Tangible common equity ratio of 9.4%, compared to 9.2% at December 31, 2015[1]

•	Stockholders' equity of $1.89 billion, an increase of $300.0 million from December 31, 2015

•	Book value per common share of $18.00, an increase of 16.6% from $15.44 at December 31, 2015

•	Tangible book value per share, net of tax, of $15.17, an increase of 21.0% from $12.54 at December 31, 2015[1]
The impact to the Company from these items, and others of both a positive and negative nature, are discussed in more detail below as they pertain to the Company’s overall comparative performance for the year ended December 31, 2016.

1 See Non-GAAP Financial Measures section beginning on page 33.

Acquisition of GE Capital US Holdings, Inc. Loan Portfolio
On April 20, 2016, WAB completed its acquisition of GE Capital US Holdings, Inc.'s domestic select-service hotel franchise finance loan portfolio, paying cash of $1.27 billion. The acquisition was undertaken, in part, because it expands the Company's national reach and diversifies the Company's loan portfolio.
Effective April 20, 2016, the results of the acquired loan portfolio are reflected in the Company's newly created HFF NBL operating segment. Acquisition / restructure expenses related to the purchase total $4.3 million for the year ended December 31, 2016, of which approximately $0.6 million are acquisition related costs as defined by ASC 805. The transaction was accounted for under the acquisition method of accounting in accordance with ASC 805. Assets purchased and liabilities assumed were recorded at their respective acquisition date estimated fair values. The fair values of assets acquired and liabilities assumed are subject to adjustment during the first twelve months after the acquisition date if additional information becomes available to indicate a more accurate or appropriate value for an asset or liability. Although there have been no measurement period adjustments identified to date and any future adjustments are not expected to be significant, the fair values of loans is still preliminary as of December 31, 2016.
The recognized amounts of identifiable assets acquired and liabilities assumed are as follows:

April 20, 2016
(in thousands)
Assets:
Loans	$1,280,997
Other assets	3,560
Total assets	$1,284,557
Liabilities:
Other liabilities	$12,559
Total liabilities	12,559
Net assets acquired	$1,271,998
Consideration paid
Cash	$1,272,187
Goodwill	$189
Loans acquired consist of loans that are not considered impaired (non-PCI loans) and loans that have shown evidence of credit deterioration since origination (PCI loans) as of the acquisition date. All loans were recorded net of fair value adjustments (interest rate and credit marks), which were determined using discounted contractual cash flow models. The fair value of non-PCI loans acquired totals $1.19 billion, which is net of interest and credit marks of $43.3 million. The fair value of PCI loans totals $93.3 million, which is net of interest and credit marks of $17.0 million. See "Note 4. Loans, Leases and Allowance for Credit Losses" of the Notes to Consolidated Financial Statements for additional detail of the acquired loans.
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
The fair values of assets acquired and liabilities assumed are subject to adjustment during the first twelve months after the acquisition date if additional information becomes available to indicate a more accurate or appropriate value for an asset or liability. Due to early adoption of the amended guidance within ASU 2015-16, Simplifying the Accounting for Measurement-Period Adjustments, as discussed in "Note 1. Summary of Significant Accounting Policies," these adjustments to provisional amounts identified during the measurement period are recognized in the reporting period in which the adjustment amounts are determined, rather than retrospectively adjusting the provisional amounts at the acquisition date. The Company identified net measurement period adjustments totaling $6.9 million since July 1, 2015, which have been reflected as an adjustment to increase goodwill. The significant measurement period adjustments relate to loans, net deferred tax assets, and other liabilities. The measurement period for the Bridge acquisition ended on June 30, 2016. Therefore, the fair value of these assets acquired and liabilities assumed were considered final effective June 30, 2016.
The following table shows the recognized amounts of identifiable assets acquired and liabilities assumed at their as adjusted acquisition date fair values, which include all measurement period adjustments identified and recognized since July 1, 2015:

As Adjusted
(in thousands)
Assets:
Cash and cash equivalents (1)	$378,966
Investment securities - AFS	61,476
Investments in restricted stock	7,015
Loans	1,439,660
Premises and equipment	1,519
Other assets acquired through foreclosure	1,407
Bank owned life insurance	17,385
Investment in LIHTC	5,354
Intangible assets	14,997
Deferred tax assets, net	18,287
Other assets	19,178
Total assets	$1,965,244
Liabilities:
Deposits	$1,742,031
Qualifying debt	11,287
Other liabilities	10,910
Total liabilities	1,764,228
Net assets acquired	$201,016
Consideration paid
Common stock (12,451,240 shares at $33.76 per share)	$420,354
Fair value of equity awards related to pre-combination vesting	10,676
Cash	36,539
Fair value of total consideration	467,569
Goodwill	$266,553

(1)
Cash and cash equivalents are net of a $6.2 million payment made by Bridge related to the cash out of vested, unexercised stock options at the date of closing. Cash acquired, less cash consideration paid of $36.5 million, resulted in net cash and cash equivalents increasing by $342.4 million

Loans acquired in the Bridge acquisition consist of loans that are not considered impaired (non-PCI loans) and loans that have shown evidence of credit deterioration since origination (PCI loans) as of the acquisition date. All loans were recorded net of fair value adjustments (interest rate and credit marks), which were determined using discounted contractual cash flow models. The fair value of non-PCI loans acquired totals $1.43 billion, which is net of interest and credit marks of $26.0 million. The fair value of PCI loans totals $10.6 million, which is net of interest and credit marks of $6.0 million. See "Note 4. Loans, Leases and Allowance for Credit Losses" of these Notes to Consolidated Financial Statements for additional detail of the acquired loans.
In connection with the Bridge acquisition, the Company acquired intangible assets of $15.0 million, consisting primarily of core deposit intangibles. The core deposit intangible asset balance has been allocated to the Northern California and Technology & Innovation segments based on their respective core deposit balances at June 30, 2015, and is being amortized over its estimated useful life of 10 years.
Goodwill related to the acquisition totaled $266.6 million, which includes net measurement period adjustments totaling $6.9 million, identified and recognized since July 1, 2015. Goodwill has been allocated to the Northern California and Technology & Innovation segments based on their proportionate loan and deposit balances as of June 30, 2015. Management believes this methodology allocates goodwill to the reporting units in a manner consistent with the expected synergies of the combination. None of the goodwill recognized as part of the acquisition is expected to be deductible for income tax purposes.

Qualifying debt assumed from Bridge is comprised of junior subordinated debt with a contractual balance of $17.5 million and is recorded net of a $6.2 million fair value mark that is being amortized over the remaining life of the trusts. See "Note 10. Qualifying Debt" of these Notes to Consolidated Financial Statements for further detail and discussion of the debt.
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
Results of Operations and Financial Condition
A summary of the Company's results of operations, financial condition, and selected metrics are included in the following tables:

	Year Ended December 31,
	2016	2015	2014
	(in thousands, except per share amounts)
Net income available to common stockholders	$259,798	$193,494	$146,564
Earnings per share applicable to common stockholders - basic	2.52	2.05	1.69
Earnings per share applicable to common stockholders - diluted	2.50	2.03	1.67
Net interest margin	4.58%	4.51%	4.42%
Return on average assets	1.61	1.56	1.50
Return on average tangible common equity	17.71	17.83	18.52

	December 31,
	2016	2015
	(in thousands)
Total assets	$17,200,842	$14,275,089
Loans, net of deferred loan fees and costs	13,208,436	11,136,663
Total deposits	14,549,863	12,030,624
Asset Quality
For all banks and bank holding companies, asset quality plays a significant role in the overall financial condition of the institution and results of operations. The Company measures asset quality in terms of non-accrual loans as a percentage of gross loans and net charge-offs as a percentage of average loans. Net charge-offs are calculated as the difference between charged-off loans and recovery payments received on previously charged-off loans. The following table summarizes the Company's key asset quality metrics:

	At or for the Year Ended December 31,
	2016	2015	2014
	(in thousands)
Non-accrual loans	$40,272	$48,381	$67,659
Non-performing assets	142,791	166,058	214,661
Non-accrual loans to gross loans	0.31%	0.44%	0.81%
Net charge-offs (recoveries) to average loans	0.02%	(0.06)%	(0.07)%
Asset and Deposit Growth
The Company’s assets and liabilities are comprised primarily of loans and deposits. Therefore, the ability to originate new loans and attract new deposits is fundamental to the Company’s growth. Total assets increased to $17.20 billion at December 31, 2016 from $14.28 billion at December 31, 2015. The increase in total assets of $2.92 billion, or 20.5% relates primarily to the $1.28 billion in loans acquired from the HFF purchase on April 20, 2016, organic loan growth, and an increase in investment securities resulting from increased deposits. Total loans, including HFS loans, increased by $2.07 billion, or 18.6%, to $13.21 billion as of December 31, 2016, compared to $11.14 billion as of December 31, 2015. Total deposits increased $2.52 billion, or 20.9%, to $14.55 billion as of December 31, 2016 from $12.03 billion as of December 31, 2015.

RESULTS OF OPERATIONS
The following table sets forth a summary financial overview for the comparable periods:

	Year Ended December 31,		Increase	Year Ended December 31,		Increase
	2016	2015	(Decrease)	2015	2014	(Decrease)
	(in thousands, except per share amounts)
Consolidated Income Statement Data:
Interest income	$700,506	$525,144	$175,362	$525,144	$416,379	$108,765
Interest expense	43,293	32,568	10,725	32,568	31,486	1,082
Net interest income	657,213	492,576	164,637	492,576	384,893	107,683
Provision for credit losses	8,000	3,200	4,800	3,200	4,726	(1,526)
Net interest income after provision for credit losses	649,213	489,376	159,837	489,376	380,167	109,209
Non-interest income	42,915	29,768	13,147	29,768	24,651	5,117
Non-interest expense	330,949	260,606	70,343	260,606	207,319	53,287
Income from continuing operations before income taxes	361,179	258,538	102,641	258,538	197,499	61,039
Income tax expense	101,381	64,294	37,087	64,294	48,390	15,904
Income from continuing operations	259,798	194,244	65,554	194,244	149,109	45,135
Loss from discontinued operations, net of tax	—	—	—	—	(1,158)	1,158
Net income	$259,798	$194,244	$65,554	$194,244	$147,951	$46,293
Net income available to common stockholders	$259,798	$193,494	$66,304	$193,494	$146,564	$46,930
Earnings per share applicable to common stockholders - basic	$2.52	$2.05	$0.47	$2.05	$1.69	$0.36
Earnings per share applicable to common stockholders - diluted	$2.50	$2.03	$0.47	$2.03	$1.67	$0.36
Non-GAAP Financial Measures
The following discussion and analysis contains financial information determined by methods other than those prescribed by GAAP. The Company's management uses these non-GAAP financial measures in their analysis of the Company's performance. These measurements typically adjust GAAP performance measures to exclude the effects of certain significant activities or transactions that, in management's opinion, do not reflect recurring period-to-period comparisons of the Company's performance. Management believes presentation of these non-GAAP financial measures provides useful supplemental information that is essential to a complete understanding of the operating results of the Company's core businesses. Since the presentation of these non-GAAP performance measures and their impact differ between companies, these non-GAAP disclosures should not be viewed as a substitute for operating results determined in accordance with GAAP, nor are they necessarily comparable to non-GAAP performance measures that may be presented by other companies.
Operating Pre-Provision Net Revenue
Operating PPNR is defined by the Federal Reserve in SR 14-3, which requires companies subject to the rule to project PPNR over the planning horizon for each of the economic scenarios defined annually by the regulators. Banking regulations define PPNR as net interest income plus non-interest income less non-interest expense. Management has further adjusted this metric to exclude any non-recurring or non-operational elements of non-interest income or non-interest expense, which are outlined in the table below. Management feels that this is an important metric as it illustrates the underlying performance of the Company, it enables investors and others to assess the Company's ability to generate capital to cover credit losses through the credit cycle, and provides consistent reporting with a key metric used by bank regulatory agencies.

The following table shows the components of operating PPNR for the years ended December 31, 2016, 2015, and 2014:

	Year Ended December 31,
	2016	2015	2014
	(in thousands)
Total non-interest income	$42,915	$29,768	$24,651
Less:
Gain (loss) on sales of investment securities, net (1)	1,059	615	757
Unrealized gains (losses) on assets and liabilities measured at fair value, net (1)	8	47	1,212
(Loss) on extinguishment of debt (1)	—	(81)	(502)
Total operating non-interest income	41,848	29,187	23,184
Plus: net interest income	657,213	492,576	384,893
Net operating revenue	$699,061	$521,763	$408,077
Total non-interest expense	$330,949	$260,606	$207,319
Less:
Net (gain) loss on sales / valuations of repossessed and other assets	(125)	(2,070)	(5,350)
Acquisition / restructure expense	12,412	8,836	198
Total operating non-interest expense	$318,662	$253,840	$212,471
Operating pre-provision net revenue (2)	$380,399	$267,923	$195,606
Plus:
Non-operating revenue adjustments	1,067	581	1,467
Less:
Provision for credit losses	8,000	3,200	4,726
Non-operating expense adjustments	12,287	6,766	(5,152)
Income from continuing operations before provision for income taxes	361,179	258,538	197,499
Income tax expense	101,381	64,294	48,390
Income from continuing operations	259,798	194,244	149,109
(Loss) from discontinued operations, net of tax	—	—	(1,158)
Net income	$259,798	$194,244	$147,951

(1) The operating PPNR non-GAAP performance metric is adjusted to exclude the effects of this non-operational item.
(2) There were no adjustments made for non-recurring items during the years ended December 31, 2016, 2015, and 2014.

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

	December 31,
	2016	2015
	(dollars and shares in thousands)
Total stockholders' equity	$1,891,529	$1,591,502
Less: goodwill and intangible assets	302,894	305,354
Total tangible stockholders' equity	1,588,635	1,286,148
Plus: deferred tax - attributed to intangible assets	4,949	6,093
Total tangible common equity, net of tax	$1,593,584	$1,292,241

Total assets	$17,200,842	$14,275,089
Less: goodwill and intangible assets, net	302,894	305,354
Tangible assets	16,897,948	13,969,735
Plus: deferred tax - attributed to intangible assets	4,949	6,093
Total tangible assets, net of tax	$16,902,897	$13,975,828

Tangible equity ratio	9.4%	9.2%
Tangible common equity ratio	9.4	9.2
Common shares outstanding	105,071	103,087
Tangible book value per share, net of tax	$15.17	$12.54

Operating Efficiency Ratio
The following table shows the components used in the calculation of the operating efficiency ratio, which management uses as a metric for assessing cost efficiency:

	Year Ended December 31,
	2016	2015	2014
	(dollars in thousands)
Total operating non-interest expense	$318,662	$253,840	$212,471

Divided by:
Total net interest income	$657,213	$492,576	$384,893
Plus:
Tax equivalent interest adjustment	34,902	31,883	24,571
Operating non-interest income	41,848	29,187	23,184
Net operating revenue - TEB	$733,963	$553,646	$432,648

Operating efficiency ratio - TEB	43.4%	45.8%	49.1%
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

	December 31,
	2016	2015
	(dollars in thousands)
Allowance for credit losses	$124,704	$119,068
Plus: remaining credit marks
Acquired performing loans	34,070	12,154
Purchased credit impaired loans	13,194	8,491
Adjusted allowance for credit losses	$171,968	$139,713

Gross loans held for investment and deferred fees, net	$13,189,527	$11,112,854
Plus: remaining credit marks
Acquired performing loans	34,070	12,154
Purchased credit impaired loans	13,194	8,491
Adjusted loans, net of deferred fees and costs	$13,236,791	$11,133,499

Allowance for credit losses to gross loans	0.95%	1.07%
Allowance for credit losses to gross loans, adjusted for acquisition accounting	1.30	1.25

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

	December 31,
	2016	2015
	(dollars in thousands)
Common Equity Tier 1:
Common Equity	$1,891,529	$1,591,502
Less:
Non-qualifying goodwill and intangibles	294,754	293,487
Disallowed deferred tax asset	1,400	5,001
AOCI related adjustments	(13,460)	10,228
Unrealized gain on changes in fair value liabilities	8,118	6,309
Common Equity Tier 1 (regulatory)	$1,600,717	$1,276,477
Divided by: Risk-weighted assets (regulatory)	$15,980,092	$13,193,563
Common Equity Tier 1 ratio	10.0%	9.7%

Common Equity Tier 1 (regulatory)	$1,600,717	$1,276,477
Plus:
Trust preferred securities	81,500	81,500
Less:
Disallowed deferred tax asset	934	7,502
Unrealized gain on changes in fair value liabilities	5,412	9,464
Tier 1 capital	$1,675,871	$1,341,011
Divided by: Tangible average assets	$16,868,674	$13,683,148
Tier 1 leverage ratio	9.9%	9.8%

Total Capital:
Tier 1 capital (regulatory)	$1,675,871	$1,341,011
Plus:
Subordinated debt	299,927	140,097
Qualifying allowance for credit losses	124,704	119,068
Other	6,978	3,296
Less: Tier 2 qualifying capital deductions	—	—
Tier 2 capital	$431,609	$262,461

Total capital	$2,107,480	$1,603,472

Total capital ratio	13.2%	12.2%

Classified assets to Tier 1 capital plus allowance for credit losses:
Classified assets	$211,782	$221,126
Divided by:
Tier 1 capital	1,675,871	1,341,011
Plus: Allowance for credit losses	124,704	119,068
Total Tier 1 capital plus allowance for credit losses	$1,800,575	$1,460,079

Classified assets to Tier 1 capital plus allowance	11.8%	15.1%

Net Interest Margin
The net interest margin is reported on a TEB. A tax equivalent adjustment is added to reflect interest earned on certain securities and loans that are exempt from federal and state income tax. The following tables set forth the average balances, interest income, interest expense, and average yield (on a fully TEB) for the periods indicated:

	Year Ended December 31,
	2016			2015
	Average Balance	Interest	Average Yield / Cost	Average Balance	Interest	Average Yield / Cost
	(dollars in thousands)
Interest earning assets
Loans:
Commercial and industrial	$5,422,129	$252,017	5.14%	$4,246,882	$186,067	4.97%
Commercial real estate	5,210,612	285,096	5.47	4,115,920	217,386	5.28
Construction and land development	1,307,895	83,206	6.36	961,910	55,909	5.81
Residential real estate	289,181	13,374	4.62	306,948	15,077	4.91
Consumer	35,821	1,658	4.63	26,482	1,442	5.45
Loans held for sale	22,256	1,245	5.59	16,092	536	3.33
Total loans (1), (2), (3)	12,287,894	636,596	5.40	9,674,234	476,417	5.18
Securities:
Securities - taxable	1,789,806	39,772	2.22	1,268,755	28,525	2.25
Securities - tax-exempt	507,103	18,768	5.34	407,012	15,032	5.41
Total securities (1)	2,296,909	58,540	2.91	1,675,767	43,557	3.02
Other	532,561	5,370	1.01	271,976	5,170	1.90
Total interest earning assets	15,117,364	700,506	4.86	11,621,977	525,144	4.79
Non-interest earning assets
Cash and due from banks	141,789			137,923
Allowance for credit losses	(122,048)			(115,033)
Bank owned life insurance	163,596			152,288
Other assets	833,562			623,648
Total assets	$16,134,263			$12,420,803
Interest-bearing liabilities
Interest-bearing deposits:
Interest-bearing transaction accounts	$1,217,344	$2,231	0.18%	$983,889	$1,736	0.18%
Savings and money market accounts	5,827,549	19,368	0.33	4,470,189	12,544	0.28
Time certificates of deposit	1,615,502	8,123	0.50	1,808,120	7,515	0.42
Total interest-bearing deposits	8,660,395	29,722	0.34	7,262,198	21,795	0.30
Short-term borrowings	80,727	573	0.71	185,173	4,965	2.68
Long-term debt	—	—	—	76,655	801	1.04
Qualifying debt	290,779	12,998	4.47	120,191	5,007	4.17
Total interest-bearing liabilities	9,031,901	43,293	0.48	7,644,217	32,568	0.43
Non-interest-bearing liabilities
Non-interest-bearing demand deposits	5,062,319			3,273,138
Other liabilities	269,129			179,496
Stockholders’ equity	1,770,914			1,323,952
Total liabilities and stockholders' equity	$16,134,263			$12,420,803
Net interest income and margin (4)		$657,213	4.58%		$492,576	4.51%
Net interest spread (5)			4.38%			4.36%

(1)	Yields on loans and securities have been adjusted to a TEB. The taxable-equivalent adjustment was $34.9 million and $31.9 million for 2016 and 2015, respectively.

(2)	Included in the yield computation are net loan fees of $28.5 million and accretion on acquired loans of $29.2 million for 2016, compared to $16.9 million and $17.1 million for 2015, respectively.

(3)	Includes non-accrual loans.

(4)	Net interest margin is computed by dividing net interest income by total average earning assets.

(5)	Net interest spread represents average yield earned on interest-earning assets less the average rate paid on interest bearing liabilities.

	Year Ended December 31,
	2015			2014
	Average Balance	Interest	Average Yield / Cost	Average Balance	Interest	Average Yield / Cost
	(dollars in thousands)
Interest earning assets
Loans:
Commercial and industrial	$4,246,882	$186,067	4.97%	$2,930,860	$119,518	4.69%
Commercial real estate	4,115,920	217,386	5.28	3,520,505	196,282	5.58
Construction and land development	961,910	55,909	5.81	615,994	37,349	6.06
Residential real estate	306,948	15,077	4.91	328,297	15,832	4.82
Consumer	26,482	1,442	5.45	36,431	1,941	5.33
Loans held for sale	16,092	536	3.33	—	—	—
Total loans (1), (2), (3)	9,674,234	476,417	5.18	7,432,087	370,922	5.23
Securities:
Securities - taxable	1,268,755	28,525	2.25	1,191,305	27,903	2.34
Securities - tax-exempt	407,012	15,032	5.41	416,404	15,306	5.28
Total securities (1)	1,675,767	43,557	3.02	1,607,709	43,209	3.10
Other	271,976	5,170	1.90	230,669	2,248	0.97
Total interest earning assets	11,621,977	525,144	4.79	9,270,465	416,379	4.76
Non-interest earning assets
Cash and due from banks	137,923			133,739
Allowance for credit losses	(115,033)			(106,100)
Bank owned life insurance	152,288			141,885
Other assets	623,648			451,120
Total assets	$12,420,803			$9,891,109
Interest-bearing liabilities
Interest-bearing deposits:
Interest-bearing transaction accounts	$983,889	$1,736	0.18%	$793,118	$1,522	0.19%
Savings and money market accounts	4,470,189	12,544	0.28	3,616,829	10,852	0.30
Time certificates of deposit	1,808,120	7,515	0.42	1,758,342	7,638	0.43
Total interest-bearing deposits	7,262,198	21,795	0.30	6,168,289	20,012	0.32
Short-term borrowings	185,173	4,965	2.68	173,228	2,336	1.35
Long-term debt	76,655	801	1.04	265,828	7,384	2.78
Qualifying debt	120,191	5,007	4.17	42,297	1,754	4.15
Total interest-bearing liabilities	7,644,217	32,568	0.43	6,649,642	31,486	0.47
Non-interest-bearing liabilities
Non-interest-bearing demand deposits	3,273,138			2,153,686
Other liabilities	179,496			123,650
Stockholders’ equity	1,323,952			964,131
Total liabilities and stockholders' equity	$12,420,803			$9,891,109
Net interest income and margin (4)		$492,576	4.51%		$384,893	4.42%
Net interest spread (5)			4.36%			4.29%

(1)	Yields on loans and securities have been adjusted to a TEB. The taxable-equivalent adjustment was $31.9 million and $24.6 million for 2015 and 2014, respectively.

(2)	Included in the yield computation are net loan fees of $16.9 million and accretion on acquired loans of $17.1 million for 2015, compared to $8.8 million and $17.0 million for 2014, respectively.

(3)	Includes non-accrual loans.

(4)	Net interest margin is computed by dividing net interest income by total average earning assets.

(5)	Net interest spread represents average yield earned on interest-earning assets less the average rate paid on interest bearing liabilities.

	Year Ended December 31,			Year Ended December 31,
	2016 versus 2015			2015 versus 2014
	Increase (Decrease) Due to Changes in (1)			Increase (Decrease) Due to Changes in (1)
	Volume	Rate	Total	Volume	Rate	Total
	(in thousands)
Interest income:
Loans:
Commercial and industrial	$54,625	$11,325	$65,950	$57,658	$8,891	$66,549
Commercial real estate	59,896	7,814	67,710	31,447	(10,343)	21,104
Construction and land development	22,011	5,286	27,297	20,106	(1,546)	18,560
Residential real estate	(822)	(881)	(1,703)	(1,049)	294	(755)
Consumer	432	(216)	216	(542)	43	(499)
Loans held for sale	345	364	709	536	—	536
Total loans	136,487	23,692	160,179	108,156	(2,661)	105,495
Securities:
Securities - taxable	11,579	(332)	11,247	1,741	(1,119)	622
Securities - tax-exempt	3,704	32	3,736	(347)	73	(274)
Total securities	15,283	(300)	14,983	1,394	(1,046)	348
Other	2,628	(2,428)	200	785	2,137	2,922
Total interest income	154,398	20,964	175,362	110,335	(1,570)	108,765

Interest expense:
Interest bearing transaction accounts	$428	$67	$495	$337	$(123)	$214
Savings and money market	4,511	2,313	6,824	2,395	(703)	1,692
Time certificates of deposit	(969)	1,577	608	207	(330)	(123)
Short-term borrowings	(741)	(3,651)	(4,392)	320	2,309	2,629
Long-term debt	—	(801)	(801)	(1,978)	(4,605)	(6,583)
Qualifying debt	7,625	366	7,991	3,245	8	3,253
Total interest expense	10,854	(129)	10,725	4,526	(3,444)	1,082

Net increase	$143,544	$21,093	$164,637	$105,809	$1,874	$107,683

(1)	Changes due to both volume and rate have been allocated to volume changes.
Comparison of interest income, interest expense and net interest margin
The Company's primary source of revenue is interest income. For the year ended December 31, 2016, interest income was $700.5 million, an increase of 33.4%, compared to $525.1 million for the year ended December 31, 2015. This increase was primarily the result of a $2.61 billion increase in the average loan balance which drove a $160.2 million increase in loan interest income for the year ended December 31, 2016. The acquisition of the HFF loan portfolio increased the 2016 average loan balance by $904.8 million. The remaining increase in the average loan balance from the prior year is attributable to organic loan growth and inclusion of a full year of Bridge loans in the average loan balances, compared to only six months in 2015. Interest income from investment securities increased by $15.0 million for the comparable period primarily due to an increase in the average investment balance of $621.1 million from December 31, 2015. Average yield on interest earning assets increased to 4.86% for the year ended December 31, 2016, compared to 4.79% for the same period in 2015, which was primarily the result of increased yields on loans, primarily as a result of the HFF portfolio.
For the year ended December 31, 2016, interest expense was $43.3 million, compared to $32.6 million for the year ended December 31, 2015. Interest expense on deposits increased $7.9 million for the same period as average interest bearing deposits increased $1.40 billion, which is a 4 basis point increase in average cost of interest bearing deposits. Interest expense on short-term and long-term borrowing decreased by $5.2 million as a result of a $181.1 million decrease in average short-term and long-term borrowings for the year ended December 31, 2016 compared to the same period in 2015. The decrease in average short-term borrowings relates primarily to the payoff of the Company's 10% Senior Notes during 2015, as well as a decrease in average FHLB overnight advances. Average long-term borrowings decreased from the prior year as the Company paid off $200.0 million of FHLB advances classified as long-term during 2015.

For the year ended December 31, 2016, net interest income was $657.2 million, compared to $492.6 million for the year ended December 31, 2015. The increase in net interest income reflects a $3.50 billion increase in average interest earning assets, offset by a $1.4 billion increase in average interest-bearing liabilities. The increase in net interest margin of 7 basis points is the result of an increase in the average loan balance and average yield on loans compared to the same period in 2015, slightly offset by higher deposit costs.
Interest income for the year ended December 31, 2015 was $525.1 million, an increase of 26.1%, compared to $416.4 million for the year ended December 31, 2014. This increase was primarily the result of a $2.24 billion increase in the average loan balance, which drove a $105.5 million increase in loan interest income for the year ended December 31, 2015 compared to 2014. The acquisition of Bridge increased the 2015 average loan balance by $786.7 million. Other interest income increased by $2.9 million for the comparable period primarily due to FRB dividends in 2015 of $1.7 million, compared to zero in 2014. Average yield on interest earning assets increased to 4.79% for the year ended December 31, 2015, compared to 4.76% for the same period in 2014, which was primarily the result of increased yields on other interest earning assets.
Interest expense for the year ended December 31, 2015 was $32.6 million, compared to $31.5 million for the year ended December 31, 2014, an increase of $1.1 million, or 3.4%. Interest expense on deposits increased $1.8 million for the same period as average interest bearing deposits increased $1.09 billion, offset by a 2 basis point decrease in average cost of interest-bearing deposits. Interest expense on short-term and long-term borrowings decreased by $4.0 million as a result of a $177.2 million decrease in average short-term and long-term borrowings for the year ended December 31, 2015, compared to the same period in 2014.
Net interest income was $492.6 million for the year ended December 31, 2015, compared to $384.9 million for the year ended December 31, 2014, an increase of $107.7 million, or 28.0%. The increase in net interest income reflects a $2.35 billion increase in average interest earning assets, offset by a $994.6 million increase in average interest-bearing liabilities. The acquisition of Bridge increased the 2015 average interest earning assets by $826.7 million and average interest-bearing liabilities by $314.9 million. The increase in net interest margin of 9 basis points was mostly due to collection of fees associated with early loan payoffs and the payoff of the Company's 10% Senior Notes.
Provision for Credit Losses
The provision for credit losses in each period is reflected as a reduction in earnings in that period. The provision is equal to the amount required to maintain the allowance for credit losses at a level that is adequate to absorb probable credit losses inherent in the loan portfolio. For the year ended December 31, 2016, the provision for credit losses was $8.0 million, compared to $3.2 million for the year ended December 31, 2015. The provision increase was primarily due to an increase in total organic loans, as well as increased net charge-offs for 2016, compared to net recoveries for 2015. For the year ended December 31, 2015, the provision for credit losses was $3.2 million, compared to $4.7 million for the year ended December 31, 2014. The provision decrease was primarily due to an improvement in underlying asset quality and sustained loan recoveries during 2015. The Company may establish an additional allowance for credit losses for PCI loans through provision for credit losses when impairment is determined as a result of lower than expected cash flows. As of December 31, 2016 and 2015, the allowance for credit losses on PCI loans was $1.8 million and less than $0.1 million, respectively.

Non-interest Income
The following table presents a summary of non-interest income for the periods presented:

	Year Ended December 31,
	2016	2015	Increase (Decrease)	2015	2014	Increase (Decrease)
	(in thousands)
Service charges and fees	$18,824	$14,782	$4,042	$14,782	$10,567	$4,215
Card income	4,438	3,679	759	3,679	3,310	369
SBA / warrant income	4,181	1,579	2,602	1,579	—	1,579
Lending related income and gains (losses) on sale of loans, net	3,770	369	3,401	369	71	298
Income from bank owned life insurance	3,762	3,899	(137)	3,899	4,508	(609)
Gain (loss) on sales of investment securities, net	1,059	615	444	615	757	(142)
(Loss) on extinguishment of debt	—	(81)	81	(81)	(502)	421
Unrealized gains (losses) on assets and liabilities measured at fair value, net	45	47	(2)	47	1,212	(1,165)
Other income	6,836	4,879	1,957	4,879	4,728	151
Total non-interest income	$42,915	$29,768	$13,147	$29,768	$24,651	$5,117
Total non-interest income for the year ended December 31, 2016 compared to 2015, increased by $13.1 million, or 44.2%. The increase is primarily due to service charges and fees, lending related income and net gains on sale of loans, and SBA / warrant income. The increase in service charges and fees is due to growth in the Company's deposit base, which increased $2.52 billion from December 31, 2015, as well as inclusion of a full year of Bridge's results, compared to only six months of income in 2015. The increase in lending related income and net gains on sale of loans relates to increases in total gains on sale of loans and letters of credit fees. The SBA / warrant income increased largely as a result of warrant income.
Total non-interest income for the year ended December 31, 2015 compared to 2014, increased by $5.1 million, or 20.8%. The increase is primarily due to service charges and fees and SBA/warrant income, which were partially offset by the decrease in net unrealized gains on assets and liabilities measured at fair value. The increase in service charges and fees is due to the growth of the Company's deposit base, both organically and from the acquisition of Bridge, as well as the Company's continued focus on collection of service charges on customer accounts. Bridge contributed $2.6 million to total service charges and fees. The increase in SBA / warrant income is solely due to income from Bridge operations. The $1.2 million decrease in non-interest income from net unrealized gains on assets and liabilities measured at fair value primarily relates to the fair value adjustment on junior subordinated debt, which is recognized as a gain of $1.4 million in 2014 non-interest income and is no longer recurring subsequent to 2014 due to the early adoption of an element in ASU 2016-01, which requires presentation of the fair value change in OCI rather than earnings.

Non-interest Expense
The following table presents a summary of non-interest expense for the periods presented:

	Year Ended December 31,
	2016	2015	Increase (Decrease)	2015	2014	Increase (Decrease)
	(in thousands)
Salaries and employee benefits	$188,810	$149,828	$38,982	$149,828	$126,630	$23,198
Occupancy	27,303	22,180	5,123	22,180	18,155	4,025
Legal, professional, and directors' fees	24,610	18,548	6,062	18,548	14,278	4,270
Data processing	18,660	13,200	5,460	13,200	10,057	3,143
Insurance	12,898	11,003	1,895	11,003	8,862	2,141
Marketing	3,596	2,885	711	2,885	2,300	585
Loan and repossessed asset expenses	2,999	4,377	(1,378)	4,377	4,423	(46)
Card expense	2,936	2,764	172	2,764	2,417	347
Intangible amortization	2,788	1,970	818	1,970	1,461	509
Net (gain) loss on sales / valuations of repossessed and other assets	(125)	(2,070)	1,945	(2,070)	(5,350)	3,280
Acquisition / restructure expense	12,412	8,836	3,576	8,836	198	8,638
Other expense	34,062	27,085	6,977	27,085	23,888	3,197
Total non-interest expense	$330,949	$260,606	$70,343	$260,606	$207,319	$53,287
Total non-interest expense for the year ended December 31, 2016, compared to 2015, increased $70.3 million, or 27.0%. This increase primarily relates to salaries and employee benefits, legal, professional, and directors' fees, data processing, occupancy, acquisition / restructure expense, and other non-interest expense. The rise in salaries and employee benefits, legal, professional, and directors' fees, data processing, occupancy, and other non-interest expense is primarily attributable to the addition of Bridge as 2016 includes a full year of Bridge's expenses, compared to only six months of expenses in 2015. These expenses also increased as a result of the acquisition of the HFF loan portfolio in April 2016. The increase in acquisition / restructure expense in 2016 was driven by the core system conversion that occurred in the last quarter of 2016, as well as costs associated with the acquisition of the HFF loan portfolio.
Total non-interest expense for the year ended December 31, 2015, compared to 2014, increased $53.3 million, or 25.7%. This increase primarily relates to salaries and employee benefits, acquisition / restructure expense, data processing, legal, professional, and directors' fees, and occupancy. The rise in salaries and employee benefits was primarily attributable to the addition of Bridge employees, as well as growth in staffing to support continued asset growth. The increase in acquisition /restructure expense was driven by the acquisition of Bridge in June 2015. Data processing increased due to the addition of Bridge and technology enhancement initiatives. Legal and professional fees also increased due to the addition of Bridge. The increase in occupancy related to the addition of Bridge offices, which increased rent expense, office utilities, and depreciation on premises and equipment.

Income Taxes
The effective tax rate for the year ended December 31, 2016 was 28.07%, compared to 24.87% for the year ended December 31, 2015, and 24.50% for the year ended December 31, 2014. The increase in the effective tax rate from 2015 compared to 2016 is due primarily to the increase in pre-tax book income without proportional increases to favorable tax rate items for the year ended December 31, 2016 compared to 2015. There was not a significant change in the effective tax rate from 2014 compared to 2015.
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
The following tables present selected operating segment information for the periods presented:

		Regional Segments
	Consolidated Company	Arizona	Nevada	Southern California	Northern California
At December 31, 2016	(in millions)
Loans, net of deferred loan fees and costs	$13,208.5	$2,955.9	$1,725.5	$1,766.8	$1,095.4
Deposits	14,549.8	3,843.4	3,731.5	2,382.6	1,543.6

At December 31, 2015
Loans, net of deferred loan fees and costs	$11,136.7	$2,811.7	$1,737.2	$1,761.9	$1,188.4
Deposits	12,030.6	2,880.7	3,382.8	1,902.5	1,541.1

Year Ended December 31, 2016:	(in thousands)
Income (loss) before income taxes	$361,179	$104,082	$88,896	$61,029	$42,924

Year Ended December 31, 2015:
Income (loss) before income taxes	$258,538	$71,102	$78,618	$49,581	$28,660

	National Business Lines
	HOA Services	HFF	Public & Nonprofit Finance	Technology & Innovation	Other NBL	Corporate & Other
At December 31, 2016	(in millions)
Loans, net of deferred loan fees and costs	$116.8	$1,292.1	$1,454.3	$1,011.4	$1,776.9	$13.4
Deposits	1,890.3	—	—	1,038.2	—	120.2

At December 31, 2015
Loans, net of deferred loan fees and costs	$88.4	$—	$1,458.9	$770.3	$1,280.3	$39.6
Deposits	1,291.9	—	—	842.5	—	189.1

Year Ended December 31, 2016:	(in thousands)
Income (loss) before income taxes	$17,724	$30,039	$13,206	$46,226	$32,804	$(75,751)

Year Ended December 31, 2015:
Income (loss) before income taxes	$7,603	$—	$12,345	$22,529	$36,107	$(48,007)

BALANCE SHEET ANALYSIS
Total assets increased $2.92 billion, or 20.5%, to $17.20 billion at December 31, 2016, compared to $14.28 billion at December 31, 2015. The increase in total assets relates primarily to the $1.28 billion in loans acquired from the HFF purchase on April 20, 2016, organic loan growth, and an increase in investment securities resulting from increased deposits. Loans increased $2.07 billion, or 18.6%, to $13.21 billion at December 31, 2016, compared to $11.14 billion at December 31, 2015.
Total liabilities increased $2.63 billion, or 20.7%, to $15.31 billion at December 31, 2016, compared to $12.68 billion at December 31, 2015. The increase in liabilities is due primarily to an increase in total deposits of $2.52 billion, or 20.9%, to $14.55 billion, all of which is attributable to organic deposit growth.
Total stockholders’ equity increased by $300.0 million, or 18.9%, to $1.89 billion at December 31, 2016, compared to $1.59 billion at December 31, 2015. The increase in stockholders' equity relates to net income for the year ended December 31, 2016, issuances of common stock under the Company's ATM program, and a decrease in the fair value of the Company's AFS portfolio, which is recognized as part of AOCI.
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
The Company's investment securities portfolio is utilized as collateral for borrowings, required collateral for public deposits and customer repurchase agreements, and to manage liquidity, capital, and interest rate risk. The following table summarizes the carrying value of the investment securities portfolio for each of the periods below:

	At December 31,
	2016	2015	2014	2013	2012
	(in thousands)
Collateralized debt obligations	$13,490	$10,060	$11,445	$50	$50
Commercial MBS issued by GSEs	117,792	19,114	2,147	—	—
Corporate debt securities	64,144	13,251	52,489	97,777	97,781
CRA investments	37,113	34,685	24,332	24,882	25,816
Mutual funds	—	—	37,702	36,532	37,961
Preferred stock	94,662	111,236	82,612	61,484	75,555
Private label commercial MBS	—	4,691	5,149	5,433	5,741
Private label residential MBS	433,685	257,128	70,243	36,099	35,607
Residential MBS issued by GSEs	1,356,258	1,171,702	893,047	1,024,457	668,265
Tax-exempt	500,312	334,830	299,037	299,244	265,073
Trust preferred securities	26,532	24,314	25,546	23,805	24,135
U.S. government sponsored agency securities	56,022	—	18,346	46,975	—
U.S. treasury securities	2,502	2,993	—	—	—
Total investment securities	$2,702,512	$1,984,004	$1,522,095	$1,656,738	$1,235,984

Weighted average yield on investment securities is calculated by dividing income within each maturity range by the outstanding amount of the related investment and has not been tax-effected on tax-exempt obligations. For purposes of calculating the weighted average yield, AFS and securities measured at fair value are carried at amortized cost in the table below. The maturity distribution and weighted average yield of the Company's investment security portfolios at December 31, 2016 are summarized in the table below:

	December 31, 2016
	Due Under 1 Year		Due 1-5 Years		Due 5-10 Years		Due Over 10 Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(dollars in thousands)
Held-to-maturity
Tax-exempt	$—	—%	$—	—%	$—	—%	$92,079	4.89%	$92,079	4.89%
Available-for-sale
Collateralized debt obligations	$—	—%	$—	—%	$—	—%	$50	4.34%	$50	4.34%
Commercial MBS issued by GSEs (1)	—	—	—	—	—	—	121,742	2.19	121,742	2.19
Corporate debt securities	—	—	5,058	4.27	60,000	3.75	—	—	65,058	3.79
CRA investments	30,824	2.01	6,803	2.93	—	—	—	—	37,627	2.18
Preferred stock	—	—	—	—	—	—	96,071	6.93	96,071	6.93
Private label residential MBS (1)	—	—	—	—	—	—	440,272	3.05	440,272	3.05
Residential MBS issued by GSEs (1)	—	—	—	—	—	—	1,369,289	2.49	1,369,289	2.48
Tax-exempt	—	—	11,537	3.25	90,457	3.93	307,699	3.36	409,693	3.48
Trust preferred securities	—	—	—	—	—	—	32,000	1.91	32,000	1.91
U.S. government sponsored agency securities	—	—	—	—	44,000	2.48	15,000	2.20	59,000	2.41
U.S. treasury securities	—	—	2,496	1.45	—	—	—	—	2,496	1.45
Total AFS securities	$30,824	2.01%	$25,894	3.19%	$194,457	3.55%	$2,382,123	2.86%	$2,633,298	2.90%
Securities measured at fair value
Residential MBS issued by GSEs (1)	$—	—%	$—	—%	$—	—%	$1,053	2.05%	$1,053	2.05%
Total securities measured at fair value	$—	—%	$—	—%	$—	—%	$1,053	2.05%	$1,053	2.05%

(1)	MBS are comprised of pools of loans with varying maturities, the majority of which are due after 10 years.
The Company does not own any subprime MBS in its investment portfolio. The majority of its MBS are GSE issued. The remaining MBS not GSE issued consist of $399.0 million rated AAA, $29.9 million rated AA, $2.1 million rated A, $2.6 million rated BBB, and none are non-investment grade.
Gross unrealized losses at December 31, 2016 are primarily caused by interest rate fluctuations and credit spread widening in applicable markets. The Company has reviewed securities on which there is an unrealized loss in accordance with its accounting policy for OTTI securities described in "Note 3. Investment Securities" to the Consolidated Financial Statements contained herein. There were no impairment charges recorded during the years ended December 31, 2016, 2015, and 2014.
The Company does not consider any securities to be other-than-temporarily impaired as of December 31, 2016, 2015, and 2014. However, the Company cannot guarantee that OTTI will not occur in future periods. At December 31, 2016, the Company had the intent and ability to retain its investments for a period of time sufficient to allow for any anticipated recovery in fair value.

Loans
The table below summarizes the distribution of the Company’s held for investment loan portfolio at the end of each of the periods indicated:

	December 31,
	2016	2015	2014	2013	2012
	(in thousands)
Loans, held for investment
Commercial and industrial	$5,759,090	$5,117,223	$3,327,629	$2,236,740	$1,659,003
Commercial real estate - non-owner occupied	3,549,876	2,289,480	2,058,620	1,843,415	1,505,600
Commercial real estate - owner occupied	2,015,671	2,085,738	1,734,617	1,561,862	1,396,797
Construction and land development	1,489,488	1,143,228	754,154	537,231	394,319
Residential real estate	258,734	322,265	298,872	350,312	407,937
Commercial leases	100,356	147,633	204,270	235,968	288,747
Consumer	38,572	26,474	32,633	45,153	31,836
Deferred loan fees and costs	(22,260)	(19,187)	(12,530)	(9,266)	(6,045)
Loans, net of deferred loan fees and costs	13,189,527	11,112,854	8,398,265	6,801,415	5,678,194
Allowance for credit losses	(124,704)	(119,068)	(110,216)	(100,050)	(95,427)
Total loans HFI	$13,064,823	$10,993,786	$8,288,049	$6,701,365	$5,582,767
As of December 31, 2016, 2015, and 2012, the Company also has $18.9 million, $23.8 million, and $31.1 million of HFS loans. The Company did not have HFS loans as of December 31, 2014 and 2013.
The following table sets forth the amount of loans outstanding by type of loan as of December 31, 2016 that were contractually due in one year or less, more than one year and less than five years, and more than five years based on remaining scheduled repayments of principal. Lines of credit or other loans having no stated final maturity and no stated schedule of repayments are reported as due in one year or less. The table also presents an analysis of the rate structure for loans within the same maturity time periods. Actual cash flows from these loans may differ materially from contractual maturities due to prepayment, refinancing, or other factors.

	Due in one year or less	Due after one year to five years	Due after five years	Total
	(in thousands)
Commercial and industrial
Floating rate	$1,430,312	$1,786,486	$730,735	$3,947,533
Fixed rate	52,722	371,980	1,383,603	1,808,305
Commercial real estate — non-owner occupied
Floating rate	229,400	1,330,428	581,586	2,141,414
Fixed rate	168,684	1,022,211	211,835	1,402,730
Commercial real estate — owner occupied
Floating rate	58,295	161,234	871,370	1,090,899
Fixed rate	66,629	306,334	565,326	938,289
Construction and land development
Floating rate	514,901	730,721	120,468	1,366,090
Fixed rate	54,059	46,790	12,335	113,184
Residential real estate
Floating rate	15,412	49,687	144,653	209,752
Fixed rate	6,944	16,190	26,919	50,053
Leases
Floating rate	594	2,509	—	3,103
Fixed rate	7,445	58,006	32,189	97,640
Consumer
Floating rate	24,794	3,490	3,804	32,088
Fixed rate	3,211	2,501	1,644	7,356
Total	$2,633,402	$5,888,567	$4,686,467	$13,208,436
As of December 31, 2016, approximately $6.32 billion, or 71.9%, of total variable rate loans were subject to rate floors with a weighted average interest rate of 4.7%. At December 31, 2015, approximately $5.14 billion, or 71.9% of total variable rate loans were subject to rate floors with a weighted average interest rate of 3.4%. At December 31, 2016, total loans consisted of 66.6% with floating rates and 33.4% with fixed rates, compared to 64.2% with floating rates and 35.8% with fixed rates at December 31, 2015.

Concentrations of Lending Activities
The Company’s lending activities, including those within its NBLs, are driven in large part by the customers served in the market areas where the Company has offices in the states of Arizona, Nevada and California. The following table presents a breakout of the in-footprint and out of footprint distribution of loans:

	December 31, 2016			December 31, 2015
	In-Footprint	Out-of-Footprint	Total	In-Footprint	Out-of-Footprint	Total
Arizona	20.7%	1.7%	22.4%	22.3%	2.9%	25.2%
Nevada	13.0%	0.1%	13.1%	15.4%	0.2%	15.6%
Southern California	13.0%	0.4%	13.4%	14.0%	1.8%	15.8%
Northern California	7.9%	0.4%	8.3%	10.0%	0.7%	10.7%
HOA Services	0.2%	0.7%	0.9%	0.1%	0.7%	0.8%
Hotel Franchise Finance	1.0%	8.8%	9.8%	—%	—%	—%
Public & Nonprofit Finance	9.8%	1.2%	11.0%	11.3%	1.8%	13.1%
Technology & Innovation	2.8%	4.8%	7.6%	2.6%	4.3%	6.9%
Other NBLs	6.0%	7.5%	13.5%	5.1%	6.8%	11.9%
Total	74.4%	25.6%	100.0%	80.8%	19.2%	100.0%
The Company monitors concentrations within four broad categories: product, collateral, geography, and industry. The Company’s loan portfolio includes significant credit exposure to the CRE market. At December 31, 2016 and 2015, CRE related loans accounted for approximately 53% and 49% of total loans, respectively. Substantially all of these loans are secured by first liens with an initial loan to value ratio of generally not more than 75%. Approximately 36% and 48% of these CRE loans, excluding construction and land loans, were owner-occupied at December 31, 2016 and 2015, respectively.
Interest Reserves
Interest reserves are generally established at the time of the loan origination for construction and land development loans. The Company’s practice is to monitor the construction, sales and/or leasing progress to determine the feasibility of ongoing construction and development projects. The Company discontinues the use of the interest reserve when a project is determined not to be viable and may take appropriate action to protect its collateral position via renegotiation and/or legal action as deemed appropriate. At December 31, 2016, the Company had 31 loans with an outstanding balance of $118.6 million with available interest reserves of $3.6 million. At December 31, 2015, the Company had 21 loans with an outstanding principal balance of $117.3 million and available interest reserve amounts of $3.6 million.
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

Total non-performing loans decreased by $27.1 million, or 22.2%, at December 31, 2016 to $95.0 million from $122.1 million at December 31, 2015.

	December 31,
	2016	2015	2014	2013	2012
	(dollars in thousands)
Total non-accrual loans (1)	$40,272	$48,381	$67,659	$75,680	$104,716
Loans past due 90 days or more on accrual status (2)	1,067	3,028	5,132	1,534	1,388
Accruing troubled debt restructured loans	53,637	70,707	84,720	89,576	84,609
Total nonperforming loans, excluding loans acquired with deteriorated credit quality	94,976	122,116	157,511	166,790	190,713
Other impaired loans	4,233	6,758	9,239	11,587	7,442
Total impaired loans	$99,209	$128,874	$166,750	$178,377	$198,155
Other assets acquired through foreclosure, net	$47,815	$43,942	$57,150	$66,719	$77,247
Non-accrual loans to gross loans held for investment	0.31%	0.44%	0.81%	1.11%	1.84%
Loans past due 90 days or more on accrual status to gross loans held for investment	0.01	0.03	0.06	0.02	0.02
Interest income received on non-accrual loans	$1,254	$1,634	$2,536	$1,916	$191
Interest income that would have been recorded under the original terms of non-accrual loans	2,045	2,549	3,758	5,405	5,469

(1)	Includes non-accrual TDR loans of $7.1 million and $18.2 million at December 31, 2016 and 2015, respectively.

(2)	Includes $0.1 million from loans acquired with deteriorated credit quality at December 31, 2016.
The composition of non-accrual loans by loan type and by segment were as follows:

	December 31, 2016			December 31, 2015
	Non-accrual Balance	Percent of Non-Accrual Balance	Percent of Total HFI Loans	Non-accrual Balance	Percent of Non-Accrual Balance	Percent of Total HFI Loans
	(dollars in thousands)
Commercial and industrial	$16,967	42.13%	0.13%	$20,877	43.15%	0.19%
Commercial real estate	16,666	41.39	0.13	18,675	38.60	0.17
Construction and land development	1,284	3.19	0.01	2,309	4.77	0.02
Residential real estate	5,192	12.89	0.04	6,324	13.07	0.06
Consumer	163	0.40	—	196	0.41	—
Total non-accrual loans	$40,272	100.00%	0.31%	$48,381	100.00%	0.44%

	December 31, 2016		December 31, 2015
	Nonaccrual Loans	Percent of Segment's Total HFI Loans	Nonaccrual Loans	Percent of Segment's Total HFI Loans
	(dollars in thousands)
Arizona	$10,424	0.35%	$10,596	0.38%
Nevada	10,407	0.60	8,010	0.46
Southern California	2,891	0.16	2,844	0.16
Northern California	4,408	0.41	1,590	0.14
National Business Lines	8,979	0.16	10,218	0.28
Corporate & Other	3,163	23.22	15,123	38.18
Total non-accrual loans	$40,272	0.31%	$48,381	0.44%

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
As of December 31, 2016 and 2015, the aggregate amount of loans classified as impaired was $99.2 million and $128.9 million, respectively, a net decrease of 23.0%. The total specific allowance for credit losses related to these loans was $4.2 million and $4.7 million at December 31, 2016 and 2015, respectively. The Company had $53.6 million and $70.7 million in loans classified as accruing restructured loan at December 31, 2016 and 2015, respectively.
Impaired loans by segment at December 31, 2016 and 2015 were as follows:

	December 31,
	2016	2015
	(in thousands)
Arizona	$19,180	$22,400
Nevada	48,348	56,843
Southern California	2,888	3,181
Northern California	4,024	—
National Business Lines	8,624	10,218
Corporate & Other	16,145	36,232
Total impaired loans	$99,209	$128,874
The following tables present a breakdown of total impaired loans and the related specific reserves for the periods indicated:

	December 31, 2016
	Impaired Balance	Percent of Impaired Balance	Percent of Total HFI Loans	Reserve Balance	Percent of Reserve Balance	Percent of Total Allowance
	(dollars in thousands)
Commercial and industrial	$21,462	21.63%	0.16%	$3,301	77.88%	2.65%
Commercial real estate	46,272	46.64	0.36	937	22.10	0.75
Construction and land development	14,838	14.96	0.11	—	—	—
Residential real estate	16,391	16.52	0.12	—	—	—
Consumer	246	0.25	—	1	0.02	—
Total impaired loans	$99,209	100.00%	0.75%	$4,239	100.00%	3.40%

	December 31, 2015
	Impaired Balance	Percent of Impaired Balance	Percent of Total HFI Loans	Reserve Balance	Percent of Reserve Balance	Percent of Total Allowance
	(dollars in thousands)
Commercial and industrial	$29,409	22.82%	0.26%	$3,518	75.52%	2.95%
Commercial real estate	64,234	49.84	0.58	869	18.66	0.73
Construction and land development	18,322	14.22	0.17	—	—	—
Residential real estate	16,575	12.86	0.15	270	5.80	0.23
Consumer	334	0.26	—	1	0.02	—
Total impaired loans	$128,874	100.00%	1.16%	$4,658	100.00%	3.91%
The amount of interest income recognized on impaired loans for the years ended December 31, 2016, 2015, and 2014 was approximately $4.2 million, $4.8 million, and $5.5 million, respectively.

Allowance for Credit Losses
The following table summarizes the activity in the Company's allowance for credit losses for the period indicated:

	Year Ended December 31,
	2016	2015	2014	2013	2012
	(dollars in thousands)
Allowance for credit losses:
Balance at beginning of period	$119,068	$110,216	$100,050	$95,427	$99,170
Provision charged to operating expense:
Commercial and industrial	10,638	18,411	14,551	5,760	21,599
Commercial real estate	(2,449)	(9,762)	(6,176)	2,972	15,823
Construction and land development	1,732	(1,454)	1,966	3,443	4,448
Residential real estate	(2,137)	(3,539)	(4,352)	228	2,088
Consumer	216	(456)	(1,263)	817	2,886
Total Provision	8,000	3,200	4,726	13,220	46,844
Recoveries of loans previously charged-off:
Commercial and industrial	(3,991)	(3,754)	(4,728)	(5,037)	(3,067)
Commercial real estate	(5,690)	(4,139)	(3,859)	(2,758)	(3,294)
Construction and land development	(485)	(1,872)	(2,160)	(2,060)	(2,903)
Residential real estate	(875)	(2,181)	(1,896)	(2,097)	(1,078)
Consumer	(144)	(203)	(459)	(930)	(357)
Total recoveries	(11,185)	(12,149)	(13,102)	(12,882)	(10,699)
Loans charged-off:
Commercial and industrial	12,477	5,550	4,370	4,000	17,341
Commercial real estate	728	—	964	8,648	19,166
Construction and land development	18	—	87	1,538	10,992
Residential real estate	165	820	1,728	5,922	7,063
Consumer	161	127	513	1,371	6,724
Total charged-off	13,549	6,497	7,662	21,479	61,286
Net charge-offs (recoveries)	2,364	(5,652)	(5,440)	8,597	50,587
Balance at end of period	$124,704	$119,068	$110,216	$100,050	$95,427
Net charge-offs (recoveries) to average loans outstanding - annualized	0.02%	(0.06)%	(0.07)%	0.14%	0.99%
Allowance for credit losses to gross loans	0.95	1.07	1.31	1.47	1.67

The following table summarizes the allocation of the allowance for credit losses by loan type. However, the allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

	Commercial and Industrial	Commercial Real Estate	Construction and Land Development	Residential Real Estate	Consumer	Total
	(dollars in thousands)
December 31, 2016
Allowance for Credit Losses	$73,333	$25,673	$21,175	$3,851	$672	$124,704
Percent of Total Allowance for Credit Losses	58.8%	20.6%	17.0%	3.1%	0.5%	100.0%
Percent of Gross Loans to Total Gross HFI Loans	44.3	42.1	11.3	2.0	0.3	100.0
December 31, 2015
Allowance for Credit Losses	$71,181	$23,160	$18,976	$5,278	$473	$119,068
Percent of Total Allowance for Credit Losses	59.8%	19.5%	15.9%	4.4%	0.4%	100.0%
Percent of Gross Loans to Total Gross HFI Loans	47.4	39.3	10.2	2.9	0.2	100.0
December 31, 2014
Allowance for Credit Losses	$54,566	$28,783	$18,558	$7,456	$853	$110,216
Percent of Total Allowance for Credit Losses	49.5%	26.1%	16.8%	6.8%	0.8%	100.0%
Percent of Gross Loans to Total Gross HFI Loans	42.0	45.0	9.0	3.6	0.4	100.0
December 31, 2013
Allowance for Credit Losses	$39,657	$32,064	$14,519	$11,640	$2,170	$100,050
Percent of Total Allowance for Credit Losses	39.7%	32.0%	14.5%	11.6%	2.2%	100.0%
Percent of Gross Loans to Total Gross HFI Loans	36.3	50.0	7.9	5.1	0.7	100.0
December 31, 2012
Allowance for Credit Losses	$32,860	$34,982	$10,554	$15,237	$1,794	$95,427
Percent of Total Allowance for Credit Losses	34.4%	36.7%	11.0%	16.0%	1.9%	100.0%
Percent of Gross Loans to Total Gross HFI Loans	34.3	51.1	6.9	7.2	0.5	100.0
The allowance for credit losses as a percentage of total loans decreased to 0.95% at December 31, 2016 from 1.07% at December 31, 2015. The total balance of the allowance for credit losses has increased due to the increase in the size of the loan portfolio. However, the increase in the allowance is not proportional to the increase in the portfolio as the loans acquired in the HFF acquisition were recorded at fair value and no previous allowance for credit losses was carried over therefore reducing the allowance for credit losses to total loans ratio. See "Non-GAAP Financial Measures" in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" for an allowance for credit losses to gross loans ratio that has been adjusted for acquisition accounting.

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

	December 31, 2016
	Number of Loans	Loan Balance	Percent of Loan Balance	Percent of Total HFI Loan Balance
	(dollars in thousands)
Commercial and industrial	96	$92,019	51.65%	0.70%
Commercial real estate	41	71,900	40.36	0.55
Construction and land development	7	12,297	6.90	0.09
Residential real estate	9	1,831	1.03	0.01
Consumer	9	103	0.06	—
Total	162	$178,150	100.00%	1.35%

	December 31, 2015
	Number of Loans	Loan Balance	Percent of Loan Balance	Percent of Total HFI Loan Balance
	(dollars in thousands)
Commercial and industrial	90	$80,011	55.69%	0.72%
Commercial real estate	50	40,345	28.08	0.36
Construction and land development	3	17,734	12.34	0.16
Residential real estate	12	5,309	3.70	0.05
Consumer	8	271	0.19	—
Total	163	$143,670	100.00%	1.29%

Other Assets Acquired Through Foreclosure
The following table represents the changes in other assets acquired through foreclosure:

	Year Ended December 31,
	2016
	Gross Balance	Valuation Allowance	Net Balance
	(in thousands)
Balance, beginning of period	$52,984	$(9,042)	$43,942
Transfers to other assets acquired through foreclosure, net	13,110	—	13,110
Proceeds from sale of other real estate owned and repossessed assets, net	(11,584)	2,451	(9,133)
Valuation adjustments, net	—	268	268
(Losses) gains, net (1)	(372)	—	(372)
Balance, end of period	$54,138	$(6,323)	$47,815

	2015
Balance, beginning of period	$71,421	$(14,271)	$57,150
Additions from acquisition	1,407	—	1,407
Transfers to other assets acquired through foreclosure, net	28,566	—	28,566
Proceeds from sale of other real estate owned and repossessed assets, net	(51,038)	5,411	(45,627)
Valuation adjustments, net	—	(182)	(182)
Gains (losses), net (1)	2,628	—	2,628
Balance, end of period	$52,984	$(9,042)	$43,942

	2014
Balance, beginning of period	$88,421	$(21,702)	$66,719
Transfers to other assets acquired through foreclosure, net	13,777	—	13,777
Proceeds from sale of other real estate owned and repossessed assets, net	(33,643)	7,725	(25,918)
Valuation adjustments, net	—	(294)	(294)
Gains (losses), net (1)	2,866	—	2,866
Balance, end of period	$71,421	$(14,271)	$57,150

(1)
Includes net gains related to initial transfers to other assets of $0.4 million, $0.9 million, and $0.1 million during the years ended December 31, 2016, 2015, and 2014, respectively, pursuant to accounting guidance.

Other assets acquired through foreclosure consist primarily of properties acquired as a result of, or in-lieu-of, foreclosure. OREO and other repossessed property are reported at the lower of carrying value or fair value less estimated costs to sell the property. Costs relating to the development or improvement of the assets are capitalized and costs relating to holding the assets are charged to expense. The Company has $47.8 million, $43.9 million, and $57.2 million of such assets at December 31, 2016, 2015, and 2014 respectively.
At December 31, 2016, the Company held 31 OREO properties, compared to 39 at December 31, 2015.
Goodwill and Other Intangible Assets
Goodwill represents the excess consideration paid for net assets acquired in a business combination over their fair value. Goodwill and other intangible assets acquired in a business combination and determined to have an indefinite useful life are not subject to amortization, but are subsequently evaluated for impairment at least annually. The Company has goodwill of $290.0 million, which includes $266.6 million acquired in the Bridge acquisition in 2015 and $0.2 million related to the HFF loan portfolio acquisition in 2016. Intangible assets total $12.9 million at December 31, 2016. The goodwill and intangible balances at December 31, 2016 are allocated to the Nevada, Northern California, Technology & Innovation, and HFF operating segments. See "Note 2. Mergers, Acquisitions and Dispositions" to the Consolidated Financial Statements for further discussion of the HFF and Bridge acquisitions and the allocation of goodwill and intangible assets acquired.
The Company performs its annual goodwill and intangibles impairment tests as of October 1 each year, or more often if events or circumstances indicate that the carrying value may not be recoverable. During the years ended December 31, 2016, 2015, and 2014, there were no events or circumstances that indicated an interim impairment test of goodwill or other intangible assets was necessary, and based on the Company's annual goodwill and intangibles impairment tests as of October 1 of each of these years, it was determined that goodwill and intangible assets are not impaired.
The fair values of assets acquired and liabilities assumed are subject to adjustment during the first twelve months after the acquisition date if additional information becomes available to indicate a more accurate or appropriate value for an asset or liability. The measurement period for the Bridge acquisition ended on June 30, 2016. Therefore, the fair values of these assets acquired and liabilities assumed were considered final effective June 30, 2016. The Company recognized initial goodwill of $0.2 million related to the HFF loan portfolio purchase, which closed on April 20, 2016. Although there have been no measurement period adjustments related to the HFF acquisition identified to date and any future adjustments are not expected to be significant, the fair values of loans is still preliminary as of December 31, 2016.
The following is a summary of acquired intangible assets:

	December 31, 2016			December 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(in thousands)
Subject to amortization:
Core deposit intangibles	$40,804	$28,227	$12,577	$40,804	$25,438	$15,366

	December 31, 2016			December 31, 2015
	Gross Carrying Amount	Impairment	Net Carrying Amount	Gross Carrying Amount	Impairment	Net Carrying Amount
Not subject to amortization
Trade name	$350	$—	$350	$350	$—	$350
Deferred Tax Assets
For the year ended December 31, 2016, the net deferred tax asset increased $8.8 million to $95.2 million. This overall increase in the net deferred tax asset was primarily the result of decreases in the fair market value of AFS securities.
At each of the periods ended December 31, 2016 and 2015, the Company had no deferred tax valuation allowance.
Deposits
Deposits are the primary source for funding the Company's asset growth. Total deposits increased to $14.55 billion at December 31, 2016, from $12.03 billion at December 31, 2015, an increase of $2.52 billion, or 20.9%. The increase in deposits is attributable to organic deposit growth. Non-interest-bearing demand deposits increased by $1.54 billion from December 31, 2015. Savings and money market deposits increased $824.0 million from December 31, 2015.
WAB is a participant in the Promontory Interfinancial Network, a network that offers deposit placement services such as CDARS and ICS, which offer products that qualify large deposits for FDIC insurance. At December 31, 2016, the Company has $413.9 million of CDARS deposits and $607.5 million of ICS deposits, compared to $517.5 million of CDARS deposits and $714.4 million of ICS deposits at December 31, 2015. At December 31, 2016 and 2015, the Company also has $136.2 million and $178.8 million, respectively, of wholesale brokered deposits. There are also $571.9 million and $365.6 million of additional deposits as of December 31, 2016 and 2015, respectively, that the Company considers core deposits because of their origin from AAB clients, but which are classified as brokered deposits for regulatory reporting purposes.

The average balances and weighted average rates paid on deposits are presented below:

	Year Ended December 31,
	2016		2015		2014
	Average Balance	Rate	Average Balance	Rate	Average Balance	Rate
	(dollars in thousands)
Interest-bearing transaction accounts	$1,217,344	0.18%	$983,889	0.18%	$793,118	0.19%
Savings and money market accounts	5,827,549	0.33	4,470,189	0.28	3,616,829	0.30
Time certificates of deposit	1,615,502	0.50	1,808,120	0.42	1,758,342	0.43
Total interest-bearing deposits	8,660,395	0.34	7,262,198	0.30	6,168,289	0.32
Non-interest-bearing demand deposits	5,062,319	—	3,273,138	—	2,153,686	—
Total deposits	$13,722,714	0.22%	$10,535,336	0.21%	$8,321,975	0.24%
The Company does not pay interest to depositors of non-interest bearing accounts. However, earnings credits are awarded to some account holders, which offset charges incurred by account holders for deposit services that are utilized.
Certificates of Deposit of $100,000 or More
The table below discloses the remaining maturity for certificates of deposit of $100,000 or more:

	December 31,
	2016	2015
	(in thousands)
3 months or less	$453,260	$757,102
3 to 6 months	465,089	248,000
6 to 12 months	274,323	348,349
Over 12 months	99,258	89,238
Total	$1,291,930	$1,442,689
Other Borrowings
The Company from time to time utilizes short-term borrowed funds to support short-term liquidity needs generally created by increased loan demand. The majority of these short-term borrowed funds consist of advances from the FHLB and customer repurchase agreements. The Company’s borrowing capacity with the FHLB is determined based on collateral pledged, generally consisting of securities and loans. In addition, the Company has borrowing capacity from other sources, collateralized by securities, including securities sold under agreements to repurchase, which are reflected at the amount of cash received in connection with the transaction, and may require additional collateral based on the fair value of the underlying securities. At December 31, 2016, total short-term borrowed funds consist of customer repurchase agreements of $41.7 million and FHLB overnight advances of $80.0 million. At December 31, 2015, total short-term borrowed funds consisted of customer repurchase agreements of $38.2 million and FHLB advances of $150.0 million.
At December 31, 2016 and 2015, the Company does not have any borrowings classified as long-term.

Qualifying Debt
At December 31, 2016 and 2015, qualifying debt consists of subordinated debt and junior subordinated debt, inclusive of issuance costs and fair market value adjustments. At December 31, 2016, the carrying value of subordinated debt was $305.8 million, compared to $152.0 million at December 31, 2015, an increase of $153.8 million, resulting from issuance of $175.0 million of subordinated debentures in June 2016.
The junior subordinated debt has contractual balances and maturity dates as follows:

		December 31,
Name of Trust	Maturity	2016	2015
At fair value		(in thousands)
BankWest Nevada Capital Trust II	2033	$15,464	$15,464
Intermountain First Statutory Trust I	2034	10,310	10,310
First Independent Statutory Trust I	2035	7,217	7,217
WAL Trust No. 1	2036	20,619	20,619
WAL Statutory Trust No. 2	2037	5,155	5,155
WAL Statutory Trust No. 3	2037	7,732	7,732
Total contractual balance		66,497	66,497
FVO on junior subordinated debt		(16,087)	(19,569)
Junior subordinated debt, at fair value		$50,410	$46,928
At amortized cost
Bridge Capital Holdings Trust I	2035	$12,372	$12,372
Bridge Capital Holdings Trust II	2036	5,155	5,155
Total contractual balance		17,527	17,527
Purchase accounting adjustment, net of accretion (1)		(5,776)	(6,085)
Junior subordinated debt, at amortized cost		$11,751	$11,442

Total junior subordinated debt		$62,161	$58,370

(1)	The purchase accounting adjustment is being amortized over the remaining life of the trusts, pursuant to accounting guidance.
The weighted average interest rate of all junior subordinated debt as of December 31, 2016 was 3.34%, which is three-month LIBOR plus the contractual spread of 2.34%, compared to a weighted average interest rate of 2.95% at December 31, 2015.

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
The capital framework under Basel III became effective for the Company on January 1, 2015. Under the Basel III final rules, minimum requirements have increased for both the quantity and quality of capital held by the Company. A new capital conservation buffer, comprised of Common Equity Tier 1 capital, is also established above the regulatory minimum capital requirements. This capital conservation buffer began being phased in on January 1, 2016 at 0.625% of risk-weighted assets and will increase each subsequent year by an additional 0.625% until reaching its final level of 2.5% on January 1, 2019. Strict eligibility requirements for regulatory capital instruments have been implemented under the final rules and the final rules also revise the definitions and calculations of Tier 1 capital, total capital, and risk-weighted assets.
As of December 31, 2016 and 2015, the Company and the Bank exceeded the capital levels necessary to be classified as well-capitalized, as defined by the banking agencies. The actual capital amounts and ratios for the Company and the Bank are presented in the following tables as of the periods indicated:

	Total Capital	Tier 1 Capital	Risk-Weighted Assets	Tangible Average Assets	Total Capital Ratio	Tier 1 Capital Ratio	Tier 1 Leverage Ratio	Common Equity Tier 1
	(dollars in thousands)

December 31, 2016
WAL	$2,107,480	$1,675,871	$15,980,092	$16,868,674	13.2%	10.5%	9.9%	10.0%
WAB	2,001,081	1,720,072	15,888,346	16,764,327	12.6	10.8	10.3	10.8
Well-capitalized ratios					10.0	8.0	5.0	6.5
Minimum capital ratios					8.0	6.0	4.0	4.5

December 31, 2015
WAL	$1,603,472	$1,341,011	$13,193,563	$13,683,148	12.2%	10.2%	9.8%	9.7%
WAB	1,485,070	1,213,304	13,073,394	13,561,251	11.4	9.3	9.0	9.3
Well-capitalized ratios					10.0	8.0	5.0	6.5
Minimum capital ratios					8.0	6.0	4.0	4.5
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

The following table sets forth the Company's significant contractual obligations as of December 31, 2016:

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	After 5 Years
	(in thousands)
Time deposit maturities	$1,449,342	$1,331,419	$110,597	$7,326	$—
Qualifying debt	409,024	—	—	—	409,024
Other borrowings	80,000	80,000	—	—	—
Operating lease obligations	49,587	11,024	19,581	11,976	7,006
Purchase obligations	42,963	17,284	9,671	8,352	7,656
Total	$2,030,916	$1,439,727	$139,849	$27,654	$423,686
Purchase obligations primarily relate to contracts for software licensing and maintenance and outsourced service providers.
Off-balance sheet commitments associated with outstanding letters of credit, commitments to extend credit, and credit card guarantees as of December 31, 2016 are summarized below. Since commitments associated with letters of credit and commitments to extend credit may expire unused, the amounts shown do not necessarily reflect the actual future cash funding requirements.

		Amount of Commitment Expiration per Period
	Total Amounts Committed	Less Than 1 Year	1-3 Years	3-5 Years	After 5 Years
	(in thousands)
Commitments to extend credit	$4,428,495	$2,121,720	$1,575,416	$320,886	$410,473
Credit card commitments and financial guarantees	115,536	115,536	—	—	—
Standby letters of credit	78,576	67,192	11,017	367	—
Total	$4,622,607	$2,304,448	$1,586,433	$321,253	$410,473
The following table sets forth certain information regarding short-term borrowings as of December 31, 2016 and the respective prior year end balances for customer repurchase agreements, lines of credit, and FHLB advances:

	December 31,
	2016	2015	2014

Customer Repurchase Accounts:
Maximum month-end balance	$50,332	$53,709	$63,388
Balance at end of year	41,728	38,155	54,899
Average balance	41,623	49,924	57,855
Lines of Credit:
Maximum month-end balance	5,000	—	25,000
Balance at end of year	—	—	25,000
Average balance	562	1,740	1,499
FHLB Advances:
Maximum month-end balance	490,000	330,000	135,300
Balance at end of year (1)	80,000	150,000	96,850
Average balance	58,750	66,493	61,459
Total Short-Term Borrowed Funds	$121,728	$188,155	$176,749
Weighted average interest rate at end of year	0.42%	1.75%	3.16%
Weighted average interest rate during year	0.44	2.26	4.15

(1)	Excludes premium of $0.1 million as of December 31, 2014.

Critical Accounting Policies
The Notes to the Consolidated Financial Statements contain a discussion of the Company's significant accounting policies, including information regarding recently issued accounting pronouncements, adoption of such policies, and the related impact of their adoption. The Company believes that certain of these policies, along with various estimates that it is required to make in recording its financial transactions, are important to have a complete understanding of the Company's financial position. In addition, these estimates require management to make complex and subjective judgments, many of which include matters with a high degree of uncertainty. The following is a summary of these critical accounting policies and significant estimates.
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
The general allowance covers all non-impaired loans and incorporates several quantitative and qualitative factors. Quantitative factors include company-specific, ten-year historical net charge-offs stratified by loans with similar characteristics. Qualitative factors include: 1) levels of and trends in delinquencies and impaired loans; 2) levels of and trends in charge-offs and recoveries; 3) trends in volume and terms of loans; 4) changes in underwriting standards or lending policies; 5) experience, ability, depth of lending staff; 6) national and local economic trends and conditions; 7) changes in credit concentrations; 8) out-of-market exposures; 9) changes in quality of loan review system; and 10) changes in the value of underlying collateral.
Due to the credit concentration of the Company's loan portfolio in real estate secured loans, the value of collateral is heavily dependent on real estate values in Nevada, Arizona, and California. While management uses the best information available to make its evaluation, future adjustments to the allowance may be necessary if there are significant changes in economic or other conditions. In addition, regulators, as an integral part of their examination processes, periodically review the Bank's allowances for credit losses, and may require the Bank to make additions to the allowance based on their judgment about information available to them at the time of their examination. Management regularly reviews the assumptions and formulae used in determining the allowance and makes adjustments if required to reflect the current risk profile of the portfolio.
Loans acquired with deteriorated credit quality
ASC 310-30, Accounting for Certain Loans or Debt Securities Acquired in a Transfer, applies to a loan with evidence of deterioration of credit quality since its origination, and for which it is probable, at acquisition, that the investor will be unable to collect all contractually required payments receivable. For these loans accounted for under ASC 310-30, management determines the value of the loan portfolio based, in part, on work provided by an appraiser. Factors considered in the valuation are projected cash flows for the loans, type of loan and related collateral, loan grade, delinquency, and loan to value. Loans are grouped together according to similar characteristics and are treated in the aggregate when applying various valuation techniques. Loans are first evaluated individually to determine if there has been credit deterioration since origination. Once acquired loans are determined to have deteriorated credit quality, the Company evaluates such loans for common risk characteristics and aggregation into one or more pools. Common risk characteristics for pooling acquired loans may include credit ratings, loan type, collateral type, delinquency status, geographic location, loan to value, or combinations thereof. Management also estimates the amount of credit losses that are expected to be realized for individual loans by estimating the probability of default and the loss given default. These estimates are subjective. The accretion of the fair value adjustments attributable to interest rates on loans acquired with deteriorated credit quality is recorded in interest income in the Consolidated Income Statements over the estimated life of the pool. The fair value adjustment attributable to credit losses on these loans is non-accretable. When a loan is sold, paid off or transferred to OREO and liquidated, any remaining non-accretable yield is recorded in interest income.

Adjustments to these loan values in future periods may occur based on management's expectation of future cash flows to be collected over the lives of the loans. Estimating cash flows is performed at a pool level and incorporates analysis of historical cash flows, delinquencies, and charge-offs, as well as assumptions about future cash flows. Performance can vary from period to period, causing changes in estimates of the expected cash flows. If, based on the review of a pool of loans, it is probable that a significant increase or improvement in cash flows previously expected to be collected, any valuation allowance established for the pool of loans is first reduced for the increase in the present value of cash flows expected to be collected, and any remaining increase in estimated cash flows increases the accretable yield and is recognized over the remaining estimated life of the loan pool. If based on the review of a pool of loans, it is probable that a decrease or impairment in cash flows previously expected to be collected or if actual cash flows are less than cash flows previously expected, the allowance for credit losses is increased for the decrease in the present value of the cash flows expected to be collected.
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
Income taxes
The Company’s income tax expense, deferred tax assets and liabilities, and liabilities for unrecognized tax benefits reflect management’s best estimate of current and future taxes to be paid. The Company is subject to federal and state income taxes in the United States. Significant judgments and estimates are required in the determination of the consolidated income tax expense.
Deferred income taxes arise from temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements, which will result in taxable or deductible amounts in the future. In evaluating the Company's ability to recover its deferred tax assets in the jurisdictions from which they arise, all available positive and negative evidence is considered, including scheduled reversals of deferred tax liabilities, tax planning strategies, projected future taxable income, and recent operating results. The assumptions about future taxable income require the use of significant judgment and are consistent with the plans and estimates used to manage the underlying business.
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
The ability to have readily available funds sufficient to repay fully maturing liabilities is of primary importance to depositors, creditors, and regulators. The Company's liquidity, represented by cash and amounts due from banks, federal funds sold, and non-pledged marketable securities, is a result of the Company's operating, investing, and financing activities and related cash flows. In order to ensure funds are available when necessary, on at least a quarterly basis, the Company projects the amount of funds that will be required over a twelve month period and it also strives to maintain relationships with a diversified customer base. Liquidity requirements can also be met through short-term borrowings or the disposition of short-term assets.

The following table presents the available and outstanding balances of the Company's lines of credit:

	December 31, 2016
	Available Balance	Outstanding Balance
	(in millions)
Unsecured fed funds credit lines at correspondent banks	$100.0	$—
Other lines with correspondent banks:
Secured other lines with correspondent banks	22.5	—
Unsecured other lines with correspondent banks	45.0	—
Total other lines with correspondent banks	$167.5	$—
In addition to lines of credit, the Company has borrowing capacity with the FHLB and FRB from pledged loans and securities. The borrowing capacity, outstanding borrowings, and available credit as of December 31, 2016 are presented in the following table:

December 31, 2016
(in millions)
FHLB:
Borrowing capacity	$2,669.6
Outstanding borrowings	80.0
Letters of credit	443.3
Total available credit	$2,146.3

FRB:
Borrowing capacity	$997.0
Outstanding borrowings	—
Total available credit	$997.0
The Company has a formal liquidity policy and, in the opinion of management, its liquid assets are considered adequate to meet cash flow needs for loan funding and deposit cash withdrawals for the next 90-120 days. At December 31, 2016, there is $2.00 billion in liquid assets, comprised of $284.5 million in cash, cash equivalents, and money market investments and $1.72 billion in unpledged marketable securities. At December 31, 2015, the Company maintained $1.26 billion in liquid assets, comprised of $224.8 million of cash, cash equivalents, and money market investments, and $1.04 billion of unpledged marketable securities.
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
WAB maintains sufficient funding capacity to address large increases in funding requirements, such as deposit outflows. This capacity is comprised of liquidity derived from a reduction in asset levels and various secured funding sources. On a long-term basis, the Company’s liquidity will be met by changing the relative distribution of its asset portfolios (for example, by reducing investment or loan volumes, or selling or encumbering assets). Further, the Company can increase liquidity by soliciting higher levels of deposit accounts through promotional activities and/or borrowing from correspondent banks, the FHLB of San Francisco, and the FRB. At December 31, 2016, the Company's long-term liquidity needs primarily relate to funds required to support loan originations, commitments, and deposit withdrawals, which can be met by cash flows from investment payments and maturities, and investment sales, if necessary.
The Company’s liquidity is comprised of three primary classifications: 1) cash flows provided by operating activities; 2) cash flows used in investing activities; and 3) cash flows provided by financing activities. Net cash provided by or used in operating activities consists primarily of net income, adjusted for changes in certain other asset and liability accounts and certain non-cash income and expense items, such as the provision for credit losses, investment and other amortization and depreciation. For the years ended December 31, 2016, 2015, and 2014, net cash provided by operating activities was $280.6 million, $220.4 million, and $167.4 million, respectively.
The Company's primary investing activities are the origination of real estate and commercial loans, the collection of repayments of these loans, and the purchase and sale of securities. The Company's net cash provided by and used in investing activities has been primarily influenced by its loan and securities activities. The net increase in loans for the years ended December 31, 2016, 2015, and 2014, was $810.5 million, $1.27 billion, and $1.56 billion, respectively. There was a net increase in investment securities for the year ended December 31, 2016 of $771.9 million, compared to a net increase of $420.2 million for the year ended December 31, 2015, and net decrease of $187.0 million for the year ended December 31, 2014.
Net cash provided by financing activities has been impacted significantly by increased deposit levels. During the years ended December 31, 2016, 2015, and 2014, net deposits increased $2.52 billion, $1.36 billion, and $1.09 billion, respectively. Also, during the year ended December 31, 2016, WAB issued $175.0 million of subordinated debt, receiving proceeds of $169.3 million.
Fluctuations in core deposit levels may increase the Company's need for liquidity as certificates of deposit mature or are withdrawn before maturity, and as non-maturity deposits, such as checking and savings account balances, are withdrawn. Additionally, the Company is exposed to the risk that customers with large deposit balances will withdraw all or a portion of such deposits, due in part to the FDIC limitations on the amount of insurance coverage provided to depositors. To mitigate the uninsured deposit risk, the Company participates in the CDARS and ICS programs, which allow an individual customer to invest up to $50.0 million and $110.0 million, respectively, through one participating financial institution or, a combined total of $150.0 million per individual customer, with the entire amount being covered by FDIC insurance. As of December 31, 2016, the Company has $413.9 million of CDARS and $607.5 million of ICS deposits.
As of December 31, 2016, the Company has $136.2 million of wholesale brokered deposits outstanding. Brokered deposits are generally considered to be deposits that have been received from a third party who is engaged in the business of placing deposits on behalf of others. A traditional deposit broker will direct deposits to the banking institution offering the highest interest rate available. Federal banking laws and regulations place restrictions on depository institutions regarding brokered deposits because of the general concern that these deposits are not relationship based and are at a greater risk of being withdrawn and placed on deposit at another institution offering a higher interest rate, thus posing liquidity risk for institutions that gather brokered deposits in significant amounts. There was also $571.9 million and $365.6 million of additional deposits as of December 31, 2016 and 2015, respectively, that the Company considers core deposits, but which are classified as brokered deposits for regulatory reporting purposes.
Federal and state banking regulations place certain restrictions on dividends paid. The total amount of dividends which may be paid at any date is generally limited to the retained earnings of the bank. Dividends paid by WAB to the Parent would be prohibited if the effect thereof would cause the bank’s capital to be reduced below applicable minimum capital requirements. During the year ended December 31, 2016, the Parent contributed $230.7 million to WAB and $50.8 million to LVSP and LVSP paid dividends to the Parent of $12.8 million.
Recent accounting pronouncements
See "Note 1. Summary of Significant Accounting Policies," of the Notes to Consolidated Financial Statements contained in Item 8. Financial Statements and Supplementary Data for information on recent and recently adopted accounting pronouncements and their expected impact, if any, on the Company's consolidated financial statements.

SUPERVISION AND REGULATION
WAL, WAB, and certain of its non-banking subsidiaries are subject to comprehensive regulation under federal and state laws. The regulatory framework applicable to bank holding companies and their subsidiary banks is intended to protect depositors, the FDIC’s DIF, and the U.S. banking system as a whole. This system is not designed to protect equity investors in bank holding companies such as WAL.
Set forth below is a summary of the significant laws and regulations applicable to WAL and its subsidiaries. The description that follows is qualified in its entirety by reference to the full text of the statutes, regulations, and policies that are described. Such statutes, regulations, and policies are subject to ongoing review by Congress and state legislatures and federal and state regulatory agencies. A change in any of the statutes, regulations, or regulatory policies applicable to WAL and its subsidiaries could have a material effect on the results of the Company.
Overview
WAL is a separate and distinct legal entity from WAB and its other subsidiaries. As a registered bank holding company, WAL is subject to inspection, examination, and supervision by the FRB, and is regulated under the BHCA. WAL is also under the jurisdiction of the SEC and is subject to the disclosure and other regulatory requirements of the Securities Act of 1933, as amended, and the Exchange Act, as administered by the SEC. The Company’s common stock is listed on the NYSE under the trading symbol “WAL” and the Company is subject to the rules of the NYSE for listed companies. The Company is a financial institution holding company within the meaning of Arizona law. WAL provides a full spectrum of deposit, lending, treasury management, and online banking products and services through its wholly-owned banking subsidiary, WAB. WAB is an Arizona chartered bank and a member of the Federal Reserve System. WAB operates the following full-service banking divisions: ABA , BON, Bridge, FIB, and TPB. WAB is subject to the supervision of, and to regular examination by, the Arizona Department of Financial Institutions, the FRB as its primary federal supervisory agency, as well as by the FDIC as its deposit insurer. WAB's deposits are insured by the FDIC up to the applicable deposit insurance limits in accordance with FDIC laws and regulations. The Company also serves business customers through a national platform of specialized financial services providers including AAB, Corporate Finance, Equity Fund Resources, HFF, Life Sciences Group, Mortgage Warehouse Lending, Public and Nonprofit Finance, Renewable Resource Group, Resort Finance, and Technology Finance.
WAL and WAB are also supervised by the CFPB for compliance with federal consumer financial protection laws. The Company’s non-bank subsidiaries are subject to federal and state laws and regulations, including regulations of the FRB.
The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) significantly changed the financial regulatory regime in the United States. Since the enactment of the Dodd-Frank Act, U.S. banks and financial services firms have been subject to enhanced regulation and oversight. Several provisions of the Dodd-Frank Act are subject to further rulemaking, guidance, and interpretation by the federal banking agencies. Considering the recent changes in administration and controlling party in the United States, Congress, state legislatures, and financial regulatory agencies may introduce various legislative and regulatory initiatives that are likely to impact the financial services industry, generally. However it is not clear whether such changes will be enacted or, if enacted, what their effect on the Company will be.
Bank Holding Company Regulation
WAL is a bank holding company as defined under the BHCA. The BHCA generally limits the business of bank holding companies to banking, managing or controlling banks, and other activities that the FRB has determined to be so closely related to banking as to be a proper incident thereto. Business activities that have been determined to be related to banking, and therefore appropriate for bank holding companies and their affiliates to engage in, include securities brokerage services, investment advisory services, fiduciary services, and certain management advisory and data processing services, among others. Bank holding companies that have elected to become financial holding companies may engage in any activity, or acquire and retain the shares of a company engaged in any activity that is either (i) financial in nature or incidental to such financial activity (as determined by the FRB in consultation with the Secretary of the Treasury) or (ii) complementary to a financial activity, and that does not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally (as solely determined by the FRB). Activities that are financial in nature include securities underwriting and dealing, insurance underwriting, and making merchant banking investments.

Mergers and Acquisitions
The BHCA, the Bank Merger Act, and other federal and state statutes regulate acquisitions of commercial banks. The BHCA requires the prior FRB approval for a bank holding company to acquire, directly or indirectly, 5% or more of any class of voting securities of a commercial bank or its parent holding company and for a company, other than a bank holding company, to acquire 25% or more of any class of voting securities of a bank or bank holding company. Under the Change in Bank Control Act, any person, including a company, may not acquire, directly or indirectly, control of a bank without providing 60 days’ prior notice and receiving a non-objection from the appropriate federal banking agency.
Under the Bank Merger Act, the prior approval of the appropriate federal banking agency is required for insured depository institutions to merge or enter into purchase and assumption transactions. In reviewing applications seeking approval of merger and purchase and assumption transactions, the federal banking agencies will consider, among other things, the competitive effect and public benefits of the transactions, the capital position of the combined banking organization, the applicant's performance record under the CRA, and the effectiveness of the subject organizations in combating money laundering activities. For further information relating to the CRA, see the Section titled “Community Reinvestment Act and Fair Lending Laws.”
Under Section 6-142 of the Arizona Revised Statutes, no person may acquire control of a company that controls an Arizona bank without the prior approval of the Arizona Superintendent of Financial Institutions, or Arizona Superintendent. A person who has the power to vote 15% or more of the voting stock of a controlling company is presumed to control the company.
Enhanced Prudential Standards
Section 165 of the Dodd-Frank Act imposes enhanced prudential standards on larger banking organizations, with certain of these standards applicable to banking organizations over $10 billion, including WAL and WAB, as of the quarter ending June 30, 2014. In October 2012, the FDIC, the OCC, and the FRB issued separate but similar rules requiring covered banks and bank holding companies with $10 billion to $50 billion in total consolidated assets to conduct an annual company-run stress test. WAL and WAB conducted its first company-run capital stress test as required by the Dodd-Frank Act in the first quarter of 2016 and provided the results to the FRB. WAL found the Company would have sufficient capital to maintain regulatory capital levels throughout an economic downturn.
In February 2014, the FRB issued a rule further implementing the enhanced prudential standards required by the Dodd-Frank Act. Although most of the standards apply only to bank holding companies with more than $50 billion in assets, as directed by the Dodd-Frank Act, the rule contains certain standards that apply to bank holding companies with more than $10 billion in assets, including a requirement to establish a risk committee of the Company's BOD to manage enterprise-wide risk. The Company meets these requirements.
Debit Card Interchange Fees
The Dodd-Frank Act requires that any interchange transaction fee charged for a debit transaction be “reasonable” and proportional to the cost incurred by the issuer for the transaction, with new regulations that establish such fee standards, eliminate exclusivity arrangements between issuers and networks for debit card transactions, and limit restrictions on merchant discounting for use of certain payment forms and minimum or maximum amount thresholds as a condition for acceptance of credit cards. The FRB’s implementing debit card interchange rule caps an issuer's base fee at 21 cents per transaction and allows an additional amount equal to 5 basis points of the transaction's value. The rule also permits a fraud-prevention adjustment of 1 cent per transaction conditioned upon an issuer developing, implementing, and updating reasonably designed fraud-prevention policies and procedures. WAB began complying with the restrictions on debit card interchange fees on July 1, 2015. Losing the exemption from the Durbin Amendment’s requirements negatively affected the amount of revenue the Company receives from debit card interchange fees. In 2016, the Company earned $0.5 million from debit card interchange fees, compared to $1.4 million in 2015.
Volcker Rule
Section 619 of the Dodd-Frank Act, commonly known as the Volcker Rule, restricts the ability of banking entities, such as the Company and WAB, from: (i) engaging in “proprietary trading” and (ii) investing in or sponsoring certain covered funds, subject to certain limited exceptions. Under the Volcker Rule, the term "covered funds" is defined as any issuer that would be an investment company under the Investment Company Act but for the exemption in Section 3(c)(1) or 3(c)(7) of that Act, which includes CLO and CDO securities. There are also several exemptions from the definition of covered fund, including, among other things, loan securitizations, joint ventures, certain types of foreign funds, entities issuing asset-backed commercial paper, and registered investment companies. Further, the final rules permit banking entities, subject to certain conditions and limitations, to invest in or sponsor a covered fund in connection with 1) organizing and offering the covered fund; 2) certain risk-mitigating hedging activities; and 3) de minimis investments in covered funds. Compliance with the Volcker Rule is generally required by July 21, 2017. Management believes the Company will be fully compliant with the Volcker Rule by this date.

Dividends
The Company has never declared or paid cash dividends on its common stock. The Company currently intends to retain any future earnings for future growth and does not anticipate paying any cash dividends in the foreseeable future. Any determination in the future to pay dividends will be at the discretion of WAL's BOD and will depend on the Company’s earnings, financial condition, results of operations, business prospects, capital requirements, regulatory restrictions, contractual restrictions, and other factors that the BOD may deem relevant.
The Company’s ability to pay dividends is subject to the regulatory authority of the FRB. The supervisory concern of the FRB focuses on a bank holding company’s capital position, its ability to meet its financial obligations as they come due, and its capacity to act as a source of financial strength to its insured depository institution subsidiaries. In addition, FRB policy discourages the payment of dividends by a bank holding company that is not supported by current operating earnings.
As a Delaware corporation, the Company is also subject to limitations under Delaware law on the payment of dividends. Under the Delaware General Corporation Law, dividends may only be paid out of surplus or out of net profits for the year in which the dividend is declared or the preceding year, and no dividends may be paid on common stock at any time during which the capital of outstanding preferred stock or preference stock exceeds the Company's net assets.
From time to time, the Company may become a party to financing agreements and other contractual obligations that have the effect of limiting or prohibiting the declaration or payment of dividends such as the Series B Preferred Stock it issued pursuant to the SBLF (which has subsequently been redeemed). Holding company expenses and obligations with respect to its outstanding trust preferred securities and corresponding subordinated debt also may limit or impair the Company’s ability to declare and pay dividends.
Since the Company has no significant assets other than the voting stock of its subsidiaries, it currently depends on dividends from WAB and, to a lesser extent, its non-bank subsidiaries, for a substantial portion of its revenue and as the primary sources of its cash flow. The ability of a state member bank, such as WAB, to pay cash dividends is restricted by the FRB and the state of Arizona. The FRB’s Regulation H states that a member bank may not declare or pay a dividend if the total of all dividends declared during that calendar year exceed the bank’s net income during that calendar year and the retained net income of the prior two years. Further, without receiving prior approval from the FRB and two thirds of its shareholders, a bank cannot declare or pay a dividend that would exceed its undivided profits or withdraw any portion of its permanent capital.
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
Federal Reserve System
As a member of the Federal Reserve System, WAB is required by law to maintain reserves against its transaction deposits. The reserves must be held in cash or with the FRB. Banks are permitted to meet this requirement by maintaining the specified amount as an average balance over a two-week period. The total of reserve balances was approximately $43.7 million and $37.9 million, as of December 31, 2016 and 2015, respectively.
Source of Strength Doctrine
FRB policy requires bank holding companies to act as a source of financial and managerial strength to their subsidiary banks. Section 616 of the Dodd-Frank Act codified the requirement that bank holding companies act as a source of financial strength. As a result, the Company is expected to commit resources to support WAB, including at times when the Company may not be in a financial position to provide such resources. Any capital loans by a bank holding company to any of its subsidiary banks are subordinate in right of payment to deposits and to certain other indebtedness of such subsidiary banks. The U.S. Bankruptcy Code provides that, in the event of a bank holding company's bankruptcy, any commitment by the bank holding company to a federal bank regulatory agency to maintain the capital of a subsidiary bank will be assumed by the bankruptcy trustee and entitled to priority of payment.
Capital Adequacy and Prompt Corrective Action
In July 2013, the FRB, the OCC, and the FDIC approved final rules (the “Capital Rules”) establishing a new comprehensive capital framework for U.S. banking organizations. The Capital Rules generally implement the Basel Committee on Banking Supervision’s (the “Basel Committee”) December 2010 final capital framework referred to as “Basel III” for strengthening international capital standards. The Capital Rules revise the definitions and the components of regulatory capital, as well as address other issues affecting the numerator in banking institutions’ regulatory capital ratios. The Capital Rules also address asset risk weights and other matters affecting the denominator in banking institutions’ regulatory capital ratios and replace the existing general risk-weighting approach with a more risk-sensitive approach.
The Capital Rules: (i) include CET1 and the related regulatory capital ratio of CET1 to risk-weighted assets; (ii) specify that Tier 1 capital consists of CET1 and “Additional Tier 1 capital” instruments meeting certain revised requirements; (iii) mandate that most deductions/adjustments to regulatory capital measures be made to CET1 and not to the other components of capital; and (iv) expand the scope of the deductions from and adjustments to capital as compared to existing regulations. Under the Capital Rules, for most banking organizations, including the Company, the most common form of Additional Tier 1 capital is non-cumulative perpetual preferred stock, and the most common forms of Tier 2 capital are subordinated notes and a portion of the allocation for loan and lease losses, in each case, subject to the Capital Rules’ specific requirements.
Pursuant to the Capital Rules, the minimum capital ratios effective January 1, 2015, are as follows:

•	4.5% CET1 to risk-weighted assets;

•	6.0% Tier 1 capital (that is, CET1 plus Additional Tier 1 capital) to risk-weighted assets;

•	8.0% Total capital (that is, Tier 1 capital plus Tier 2 capital) to risk-weighted assets; and

•	4.0% Tier 1 capital to average consolidated assets as reported on consolidated financial statements (called “leverage ratio”).
The Capital Rules also include a “capital conservation buffer,” composed entirely of CET1, in addition to these minimum risk-weighted asset ratios. The capital conservation buffer is designed to absorb losses during periods of economic stress. Banking institutions with a ratio of CET1 to risk-weighted assets above the minimum but below the capital conservation buffer will face constraints on dividends, equity, and other capital instrument repurchases and compensation based on the amount of the shortfall. Thus, when fully phased-in on January 1, 2019, the capital standards applicable to the Company will include an additional capital conservation buffer of 2.5% of CET1, effectively resulting in minimum ratios inclusive of the capital conservation buffer of (i) CET1 to risk-weighted assets of at least 7%, (ii) Tier 1 capital to risk-weighted assets of at least 8.5%, and (iii) Total capital to risk-weighted assets of at least 10.5%.
The Capital Rules provide for a number of deductions from and adjustments to CET1. These include, for example, the requirement that mortgage servicing assets, deferred tax assets arising from temporary differences that could not be realized through net operating loss carrybacks, and significant investments in non-consolidated financial entities be deducted from CET1 to the extent that any one such category exceeds 10% of CET1 or all such items, in the aggregate, exceed 15% of CET1. The deductions and adjustments will be incrementally phased in between January 1, 2015 and January 1, 2019.
In addition, under the current general risk-based capital rules, the effects of accumulated other comprehensive income or loss items included in shareholders’ equity (for example, mark-to-market of securities held in the available-for-sale portfolio) under U.S. generally accepted accounting principles are reversed for the purposes of determining regulatory capital ratios. Pursuant to the Capital Rules, the effects of certain of these items are not excluded; however, non-advanced approaches banking organizations, may make a one-time permanent election to continue to exclude these items. The Company has made this one-time election to exclude these items from its regulatory capital ratios.
The Capital Rules also preclude certain hybrid securities, such as trust preferred securities, issued on or after May 19, 2010 from inclusion in bank holding companies’ Tier 1 capital. The Company has used trust preferred securities in the past as a tool for raising additional Tier 1 capital and otherwise improving its regulatory capital ratios. Although the Company may continue to include its existing trust preferred securities as Tier 1 capital, the prohibition on the use of these securities as Tier 1 capital going forward may limit the Company’s ability to raise capital in the future.
Implementation of the deductions and other adjustments to CET1 began on January 1, 2015 and will be phased in over a 4-year period (beginning at 40% on January 1, 2015 and an additional 20% per year thereafter). The implementation of the capital conservation buffer began on January 1, 2016 at the 0.625% level and increases by 0.625% on each subsequent January 1, until it reaches 2.5% on January 1, 2019. The risk-weighting categories in the Capital Rules are standardized and include a risk-sensitive number of categories, depending on the nature of the assets, generally ranging from 0% for U.S. government and agency securities, to 600% for certain equity exposures, and resulting in higher risk weights for a variety of asset classes.
Management believes the Company is in compliance, and will continue to be in compliance, with the targeted capital ratios as such requirements are phased in.

Prompt Corrective Action and Safety and Soundness
Pursuant to Section 38 of the FDIA, federal banking agencies are required to take “prompt corrective action” should a depository institution fail to meet certain capital adequacy standards. At each successive lower capital category, an insured depository institution is subject to more restrictions and prohibitions, including restrictions on growth, restrictions on interest rates paid on deposits, restrictions or prohibitions on payment of dividends and restrictions on the acceptance of brokered deposits. Furthermore, if an insured depository institution is classified in one of the undercapitalized categories, it is required to submit a capital restoration plan to the appropriate federal banking agency, and the holding company must guarantee the performance of that plan. Based upon its capital levels, a bank that is classified as well-capitalized, adequately capitalized, or undercapitalized may be treated as though it were in the next lower capital category if the appropriate federal banking agency, after notice and opportunity for hearing, determines that an unsafe or unsound condition, or an unsafe or unsound practice, warrants such treatment.
For purposes of prompt corrective action, to be: (i) well-capitalized, a bank must have a total risk based capital ratio of at least 10%, a Tier 1 risk based capital ratio of at least 8%, a CET1 risk based capital ratio of at least 6.5%, and a Tier 1 leverage ratio of at least 5%; (ii) adequately capitalized, a bank must have a total risk based capital ratio of at least 8%, a Tier 1 risk based capital ratio of at least 6%, a CET1 risk based capital ratio of at least 4.5%, and a Tier 1 leverage ratio of at least 4%; (iii) undercapitalized, a bank would have a total risk based capital ratio of less than 8%, a Tier 1 risk based capital ratio of less than 6%, a CET1 risk based capital ratio of less than 4.5%, and a Tier 1 leverage ratio of less than 4%; (iv) significantly undercapitalized, a bank would have a total risk based capital ratio of less than 6%, a Tier 1 risk based capital ratio of less than 4%, a CET1 risk based capital ratio of less than 3%, and a Tier 1 leverage ratio of less than 3%; (v) critically undercapitalized, a bank would have a ratio of tangible equity to total assets that is less than or equal to 2%.
Bank holding companies and insured banks also may be subject to potential enforcement actions of varying levels of severity by the federal regulators for unsafe or unsound practices in conducting their business, or for violation of any law, rule, regulation, condition imposed in writing by the agency or term of a written agreement with the agency. In more serious cases, enforcement actions may include the issuance of directives to increase capital; the issuance of formal and informal agreements; the imposition of civil monetary penalties; the issuance of a cease and desist order that can be judicially enforced; the issuance of removal and prohibition orders against officers, directors, and other institution−affiliated parties; the termination of the bank’s deposit insurance; the appointment of a conservator or receiver for the bank; and the enforcement of such actions through injunctions or restraining orders based upon a judicial determination that the agency would be harmed if such equitable relief was not granted.
Transactions with Affiliates and Insiders
Under federal law, transactions between insured depository institutions and their affiliates are governed by Sections 23A and 23B of the FRA and its implementing Regulation W. In a bank holding company context, at a minimum, the parent holding company of a bank, and any companies which are controlled by such parent holding company, are affiliates of the bank. Generally, Sections 23A and 23B of the FRA are intended to protect insured depository institutions from losses arising from transactions with non-insured affiliates by limiting the extent to which a bank or its subsidiaries may engage in covered transactions with any one affiliate and with all affiliates of the bank in the aggregate, and requiring that such transactions be on terms consistent with safe and sound banking practices.
Further, Section 22(h) of the FRA and its implementing Regulation O restricts loans to directors, executive officers, and principal stockholders (“insiders”). Under Section 22(h), loans to insiders and their related interests may not exceed, together with all other outstanding loans to such persons and affiliated entities, the institution's total capital and surplus. Loans to insiders above specified amounts must receive the prior approval of the BOD. Further, under Section 22(h) of the FRA, loans to directors, executive officers, and principal stockholders must be made on terms substantially the same as offered in comparable transactions to other persons, except that such insiders may receive preferential loans made under a benefit or compensation program that is widely available to the bank's employees and does not give preference to the insider over the employees. Section 22(g) of the FRA places additional limitations on loans to executive officers.
Lending Limits
In addition to the requirements set forth above, state banking law generally limits the amount of funds that a state-chartered bank may lend to a single borrower. Under Section 6-352 of the Arizona Revised Statutes, the obligations of one borrower to a bank may not exceed 20% of the bank’s capital, plus an additional 10% of its capital if the additional amounts are fully secured by readily marketable collateral.

Consumer Protection and CFPB Supervision
The Dodd-Frank Act centralized responsibility for consumer financial protection by creating the CFPB, an independent agency charged with responsibility for implementing, enforcing, and examining compliance with federal consumer financial laws. The Company is subject to a number of federal and state laws designed to protect borrowers and promote lending to various sectors of the economy and population. These laws include the Equal Credit Opportunity Act, the Fair Credit Reporting Act, the Fair Debt Collection Procedures Act, the Truth in Lending Act, the Home Mortgage Disclosure Act, the Real Estate Settlement Practices Act, various state law counterparts, and the Consumer Financial Protection Act of 2010, which is part of the Dodd-Frank Act. The Dodd-Frank Act does not prevent states from adopting stricter consumer protection standards. State regulation of financial products and potential enforcement actions could also adversely affect the Company’s business, financial condition, or operations.
Depositor Preference
The FDIA provides that, in the event of the “liquidation or other resolution” of an insured depository institution, the claims of depositors of the institution, including the claims of the FDIC as subrogee of insured depositors, and certain claims for administrative expenses of the FDIC as a receiver, will have priority over other general unsecured claims against the institution. If an insured depository institution fails, insured and uninsured depositors, along with the FDIC, will have priority in payment ahead of unsecured, non-deposit creditors, including the parent bank holding company, with respect to any extensions of credit they have made to such insured depository institution.
Federal Deposit Insurance
Substantially all of the deposits of WAB are insured up to applicable limits by the FDIC’s DIF and WAB is subject to deposit insurance assessments to maintain the DIF.
The FDIC uses a risk-based assessment system that imposes insurance premiums based upon a risk matrix that takes into account a bank's CAMELS rating. The risk matrix utilizes different risk categories distinguished by capital levels and supervisory ratings. As a result of the Dodd-Frank Act, the base for insurance assessments is now consolidated average assets less average tangible equity. Assessment rates are calculated using formulas that take into account the risk of the institution being assessed. As of September 30, 2015, WAB is classified as, and subject to the scorecard for, a large and highly complex institution to determine its total base assessment rate.
The Dodd-Frank Act requires that the FDIC raise the minimum reserve ratio of the DIF from 1.15% to 1.35%, and that the FDIC offset the effect of this increase on insured depository institutions with total consolidated assets of less than $10 billion. In March 2016, the FDIC finalized a rule to impose a surcharge of 4.5 cents per $100 of their assessment base on deposit insurance assessment rates paid by insured depository institutions with total consolidated assets of more than $10 billion. If the reserve ratio does not reach 1.35% by December 31, 2018 through use of the surcharge, the FDIC will impose an additional, one-time shortfall assessment on banks with more than $10 billion in assets on March 31, 2019, to be paid by June 30, 2019. As of June 30, 2016, the minimum reserve ratio reached 1.17% and as such, WAB was subject to the surcharge beginning July 1, 2016. The FDIC also has authority to further increase deposit insurance assessments. FDIC deposit insurance expense also includes FICO assessments related to outstanding FICO bonds.
Under the FDIA, the FDIC may terminate deposit insurance upon a finding that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC. The Company’s management is not aware of any practice, condition, or violation that might lead to the termination of its deposit insurance.
Financial Privacy and Data Security
The Company is subject to federal laws, including the GLBA, and certain state laws containing consumer privacy protection provisions. These provisions limit the ability of banks and other financial institutions to disclose non-public information about consumers to affiliated and non-affiliated third parties and limit the reuse of certain consumer information received from non-affiliated institutions. These provision require notice of privacy policies to clients and, in some circumstances, allow consumers to prevent disclosure of certain personal information to affiliates or non-affiliated third parties by means of “opt out” or “opt in” authorizations.
The GLBA requires that financial institutions implement comprehensive written information security programs that include administrative, technical, and physical safeguards to protect consumer information. Further, pursuant to interpretive guidance issued under the GLBA and certain state laws, financial institutions are required to notify clients of security breaches resulting in unauthorized access to their personal information.

For example, under California law, every business that owns or licenses personal information about a California resident must maintain reasonable security procedures and policies to protect that information and comply with specific requirements relating to the destruction of records containing personal information and disclosure of breaches to customers, and restrictions on the use of customer information unless the customer "opts in." Other states, including Arizona and Nevada where WAB has branches, may also have applicable laws requiring businesses that retain consumer personal information to develop reasonable security policies and procedures, notify consumers of a security breach, or provide disclosures about the use and sharing of consumer personal information.
Community Reinvestment Act and Fair Lending Laws
WAB has a responsibility under the CRA to help meet the credit needs of its communities, including low and moderate-income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. In addition, the Equal Credit Opportunity Act and the Fair Housing Act prohibit discrimination in lending practices on the basis of characteristics specified in those statutes. WAB’s failure to comply with the provisions of the CRA could, at a minimum, result in regulatory restrictions on its activities and the activities of the Company. WAB’s failure to comply with the Equal Credit Opportunity Act and the Fair Housing Act could result in enforcement actions. Based upon its most recent CRA examination as of November 2015, WAB received a rating of “satisfactory.”
Incentive Compensation
The Dodd-Frank Act requires the federal banking agencies and the SEC to establish joint regulations or guidelines prohibiting incentive-based payment arrangements at specified regulated entities, including the Company and WAB, with at least $1 billion in total consolidated assets that encourage inappropriate risks by providing an executive officer, employee, director, or principal shareholder with excessive compensation, fees, or benefits that could lead to material financial loss to the entity. The federal banking agencies and the SEC most recently proposed such regulations in 2016, but the regulations have not yet been finalized. If the regulations are adopted in the form initially proposed, they will restrict the manner in which executive compensation is structured.
The Dodd-Frank Act also requires publicly traded companies to give stockholders a non-binding vote on executive compensation at least every three years and on so-called “golden parachute” payments in connection with approvals of mergers and acquisitions. WAL gives stockholders a non-binding vote on executive compensation annually.
Preventing Suspicious Activity
Under Title III of the USA PATRIOT Act, all financial institutions are required to take certain measures to identify their customers, prevent money laundering, monitor customer transactions, and report suspicious activity to U.S. law enforcement agencies. Financial institutions also are required to respond to requests for information from federal banking regulatory authorities and law enforcement agencies. Information sharing among financial institutions for the above purposes is encouraged by an exemption granted to complying financial institutions from the privacy provisions of the GLBA and other privacy laws. Financial institutions that hold correspondent accounts for foreign banks or provide private banking services to foreign individuals are required to take measures to avoid dealing with certain foreign individuals or entities, including foreign banks with profiles that raise money laundering concerns, and are prohibited from dealing with foreign “shell banks” and persons from jurisdictions of particular concern. The primary federal banking regulators and the Secretary of the Treasury have adopted regulations to implement several of these provisions. All financial institutions also are required to establish internal anti-money laundering programs. The effectiveness of a financial institution in combating money laundering activities is a factor to be considered in any application submitted by the financial institution under the Bank Merger Act. The Company has in place a Bank Secrecy Act and USA PATRIOT Act compliance program and engages in relatively few transactions with foreign financial institutions or foreign persons.
The FCRA’s Red Flags Rule requires financial institutions with covered accounts (e.g., consumer bank accounts and loans) to develop, implement, and administer an identity theft prevention program. This program must include reasonable policies and procedures to detect suspicious patterns or practices that indicate the possibility of identity theft, such as inconsistencies in personal information or changes in account activity.

Office of Foreign Assets Control Regulation
The United States has imposed economic sanctions that affect transactions with designated foreign countries, nationals, and others. These are typically known as the “OFAC” rules based on their administration by the OFAC. The OFAC-administered sanctions targeting countries take many different forms. Generally, they contain one or more of the following elements: (i) restrictions on trade with or investment in a sanctioned country, including prohibitions against direct or indirect imports from and exports to a sanctioned country and prohibitions on “U.S. persons” engaging in financial transactions relating to making investments in, or providing investment-related advice or assistance to, a sanctioned country; and (ii) a blocking of assets in which the government or specially designated nationals of the sanctioned country have an interest, by prohibiting transfers of property subject to U.S. jurisdiction (including property in the possession or control of U.S. persons). Blocked assets (property and bank deposits) cannot be paid out, withdrawn, set off, or transferred in any manner without a license from OFAC. Failure to comply with these sanctions could have serious legal and reputational consequences.
Future Legislative Initiatives
Considering the recent changes in administration and controlling party in the United States, Congress, state legislatures, and financial regulatory agencies may introduce various legislative and regulatory initiatives that are likely to impact the financial services industry, generally. However it is not clear whether such changes will be enacted or, if enacted, what their effect on the Company will be. Such legislation could change banking statutes and the operating environment of the Company in substantial and unpredictable ways. If enacted, such legislation could increase or decrease the cost of doing business, limit or expand permissible activities, or affect the competitive balance among banks, savings associations, credit unions, and other financial institutions. The Company cannot predict whether any such legislation will be enacted, and, if enacted, the effect that it or any implementing regulations would have on the financial condition or results of operations of the Company. A change in statutes, regulations, or regulatory policies applicable to WAL or any of its subsidiaries could have a material effect on the business of the Company.

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
Net Interest Income Simulation. In order to measure interest rate risk at December 31, 2016, the Company uses a simulation model to project changes in net interest income that result from forecasted changes in interest rates. This analysis calculates the difference between a baseline net interest income forecast using current yield curves that do not take into consideration any future anticipated rate hikes, compared to forecasted net income resulting from an immediate parallel shift in rates upward or downward, along with other scenarios directed by ALCO. The income simulation model includes various assumptions regarding the re-pricing relationships for each of the Company's products. Many of the Company's assets are floating rate loans, which are assumed to re-price immediately and, proportional to the change in market rates, depending on their contracted index, including the impact of caps or floors. Some loans and investments contain contractual prepayment features (embedded options) and, accordingly, the simulation model incorporates prepayment assumptions. The Company's non-term deposit products re-price more slowly, usually changing less than the change in market rates and at the Company's discretion.

This analysis indicates the impact of changes in net interest income for the given set of rate changes and assumptions. It assumes the balance sheet remains static and that its structure does not change over the course of the year. It does not account for all factors that could impact the Company's results, including changes by management to mitigate interest rate changes or secondary factors, such as changes to the Company's credit risk profile as interest rates change.
Furthermore, loan prepayment rate estimates and spread relationships change regularly. Interest rate changes create changes in actual loan prepayment speeds that will differ from the market estimates incorporated in this analysis. Changes that vary significantly from the modeled assumptions may have significant effects on the Company's actual net interest income.
This simulation model assesses the changes in net interest income that would occur in response to an instantaneous and sustained increase or decrease (shock) in market interest rates over a twelve-month period. At December 31, 2016, the Company's net interest income exposure for the next twelve months related to these hypothetical changes in market interest rates was within the Company's current guidelines.
Sensitivity of Net Interest Income

	Interest Rate Scenario (change in basis points from Base)
	Down 100	Base	Up 100	Up 200	Up 300	Up 400
	(in thousands)
Interest Income	$693,361	$747,612	$829,894	$913,371	$997,877	$1,082,588
Interest Expense	24,657	48,894	87,237	125,585	163,938	202,296
Net Interest Income	668,704	698,718	742,657	787,786	833,939	880,292
% Change	(4.3)%		6.3%	12.7%	19.4%	26.0%
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
At December 31, 2016, the Company's EVE exposure related to these hypothetical changes in market interest rates was within the Company's current guidelines. The following table shows the Company's projected change in EVE for this set of rate shocks at December 31, 2016:
Economic Value of Equity

	Interest Rate Scenario (change in basis points from Base)
	Down 100	Base	Up 100	Up 200	Up 300	Up 400
	(in thousands)
Assets	$17,582,768	$17,269,700	$16,936,777	$16,602,285	$16,284,287	$15,966,573
Liabilities	14,604,340	14,154,503	13,786,246	13,455,692	13,151,225	12,870,144
Net Present Value	2,978,428	3,115,197	3,150,531	3,146,593	3,133,062	3,096,429
% Change	(4.4)%		1.1%	1.0%	0.6%	(0.6)%
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

Derivative Contracts. In the normal course of business, the Company uses derivative instruments to meet the needs of its customers and manage exposure to fluctuations in interest rates. The following table summarizes the aggregate notional amounts, market values, and terms of the Company’s derivative positions as of December 31, 2016 and 2015:
Outstanding Derivatives Positions

December 31, 2016			December 31, 2015
Notional	Net Value	Weighted Average Term (Years)	Notional	Net Value	Weighted Average Term (Years)
(dollars in thousands)
$993,485	$(61,529)	18.2	$800,478	$(61,216)	14.5

Item 8.	Financial Statements and Supplementary Data
The Company's Consolidated Financial Statements and Supplementary Data included in this Annual Report is immediately following the Index to Consolidated Financial Statements page to this Annual Report.

RSM US LLP
Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders
Western Alliance Bancorporation
We have audited the accompanying Consolidated Balance Sheets of Western Alliance Bancorporation and Subsidiaries (collectively referred to herein as the Company) as of December 31, 2016 and 2015, and the related Consolidated Statements of Income, Comprehensive Income, Stockholders' Equity, and Cash Flows for each of the three years in the period ended December 31, 2016. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the Consolidated Financial Statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated February 28, 2017 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
/s/ RSM US LLP
Phoenix, Arizona
February 28, 2017

WESTERN ALLIANCE BANCORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2016	2015
	(in thousands, except shares and per share amounts)
Assets:
Cash and due from banks	$168,066	$133,709
Interest-bearing deposits in other financial institutions	116,425	90,931
Cash and cash equivalents	284,491	224,640
Money market investments	—	122
Investment securities - measured at fair value; amortized cost of $1,055 at December 31, 2016 and $1,389 at December 31, 2015	1,053	1,481
Investment securities - AFS, at fair value; amortized cost of $2,633,298 at December 31, 2016 and $1,966,034 at December 31, 2015	2,609,380	1,982,523
Investment securities - HTM, at amortized cost; fair value of $91,966 at December 31, 2016 and $0 at December 31, 2015	92,079	—
Investments in restricted stock, at cost	65,249	58,111
Loans - HFS	18,909	23,809
Loans - HFI, net of deferred loan fees and costs	13,189,527	11,112,854
Less: allowance for credit losses	(124,704)	(119,068)
Net loans held for investment	13,064,823	10,993,786
Premises and equipment, net	119,833	118,535
Other assets acquired through foreclosure, net	47,815	43,942
Bank owned life insurance	164,510	162,458
Goodwill	289,967	289,638
Other intangible assets, net	12,927	15,716
Deferred tax assets, net	95,194	86,352
Other assets	334,612	273,976
Total assets	$17,200,842	$14,275,089
Liabilities:
Deposits:
Non-interest-bearing demand	$5,632,926	$4,093,976
Interest-bearing	8,916,937	7,936,648
Total deposits	14,549,863	12,030,624
Customer repurchase agreements	41,728	38,155
Other borrowings	80,000	150,000
Qualifying debt	367,937	210,328
Other liabilities	269,785	254,480
Total liabilities	15,309,313	12,683,587
Commitments and contingencies (Note 16)
Stockholders’ equity:
Common stock - par value $0.0001; 200,000,000 authorized; 106,371,093 shares issued at December 31, 2016 and 104,082,230 at December 31, 2015	10	10
Treasury stock, at cost (1,300,232 shares at December 31, 2016 and 995,186 shares at December 31, 2015)	(26,362)	(16,879)
Additional paid in capital	1,400,140	1,323,473
Accumulated other comprehensive (loss) income	(4,695)	22,260
Retained earnings	522,436	262,638
Total stockholders’ equity	1,891,529	1,591,502
Total liabilities and stockholders’ equity	$17,200,842	$14,275,089
See accompanying Notes to Consolidated Financial Statements.

WESTERN ALLIANCE BANCORPORATION AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENTS

	Year Ended December 31,
	2016	2015	2014
	(in thousands, except per share amounts)
Interest income:
Loans, including fees	$636,596	$476,417	$370,922
Investment securities	52,570	37,888	38,603
Dividends	9,002	10,317	6,562
Other	2,338	522	292
Total interest income	700,506	525,144	416,379
Interest expense:
Deposits	29,722	21,795	20,012
Other borrowings	508	5,678	9,639
Qualifying debt	12,998	5,007	1,754
Other	65	88	81
Total interest expense	43,293	32,568	31,486
Net interest income	657,213	492,576	384,893
Provision for credit losses	8,000	3,200	4,726
Net interest income after provision for credit losses	649,213	489,376	380,167
Non-interest income:
Service charges and fees	18,824	14,782	10,567
Card income	4,438	3,679	3,310
SBA / warrant income	4,181	1,579	—
Lending related income and gains (losses) on sale of loans, net	3,770	369	71
Income from bank owned life insurance	3,762	3,899	4,508
Gain (loss) on sales of investment securities, net	1,059	615	757
(Loss) on extinguishment of debt	—	(81)	(502)
Unrealized gains (losses) on assets and liabilities measured at fair value, net	45	47	1,212
Other income	6,836	4,879	4,728
Total non-interest income	42,915	29,768	24,651
Non-interest expense:
Salaries and employee benefits	188,810	149,828	126,630
Occupancy	27,303	22,180	18,155
Legal, professional, and directors' fees	24,610	18,548	14,278
Data processing	18,660	13,200	10,057
Insurance	12,898	11,003	8,862
Marketing	3,596	2,885	2,300
Loan and repossessed asset expenses	2,999	4,377	4,423
Card expense	2,936	2,764	2,417
Intangible amortization	2,788	1,970	1,461
Net (gain) loss on sales / valuations of repossessed and other assets	(125)	(2,070)	(5,350)
Acquisition / restructure expense	12,412	8,836	198
Other expense	34,062	27,085	23,888
Total non-interest expense	330,949	260,606	207,319
Income from continuing operations before provision for income taxes	361,179	258,538	197,499
Income tax expense	101,381	64,294	48,390
Income from continuing operations	259,798	194,244	149,109
(Loss) from discontinued operations, net of tax	—	—	(1,158)
Net income	259,798	194,244	147,951
Dividends on preferred stock	—	750	1,387
Net income available to common stockholders	$259,798	$193,494	$146,564

	Year Ended December 31,
	2016	2015	2014
	(in thousands, except per share amounts)
Earnings per share from continuing operations:
Basic	$2.52	$2.05	$1.70
Diluted	2.50	2.03	1.69
Loss per share from discontinued operations:
Basic	—	—	(0.01)
Diluted	—	—	(0.02)
Earnings per share available to common stockholders:
Basic	2.52	2.05	1.69
Diluted	2.50	2.03	1.67
Weighted average number of common shares outstanding:
Basic	103,042	94,570	86,693
Diluted	103,843	95,219	87,506
Dividends declared per common share	$—	$—	$—
See accompanying Notes to Consolidated Financial Statements.

WESTERN ALLIANCE BANCORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2016	2015	2014
	(in thousands)
Net income	$259,798	$194,244	$147,951
Other comprehensive (loss) income, net:
Unrealized gain on transfer of HTM securities to AFS, net of tax effect of $(5,367) for the respective period presented	—	—	8,976
Unrealized (loss) gain on AFS securities, net of tax effect of $15,099, $3,922, and $(17,749), respectively	(24,254)	(6,117)	29,683
Unrealized gain on SERP, net of tax effect of $(18) and $(52) for the respective periods presented	31	90	—
Unrealized (loss) gain on junior subordinated debt, net of tax effect of $1,405 and $2,679 for the respective periods presented	(2,077)	(4,276)	—
Realized (gain) loss on sale of AFS securities included in income, net of tax effect of $404, $230, and $283, respectively	(655)	(385)	(474)
Net other comprehensive (loss) income	(26,955)	(10,688)	38,185
Comprehensive income	$232,843	$183,556	$186,136
See accompanying Notes to Consolidated Financial Statements.

WESTERN ALLIANCE BANCORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Preferred Stock		Common Stock		Additional Paid in Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
	(in thousands)
Balance, Dec 31, 2013	141	$141,000	87,186	$9	$802,310	$(5,164)	$(21,546)	$(61,111)	$855,498
Net income	—	—	—	—	—	—	—	147,951	147,951
Exercise of stock options	—	—	625	—	8,294	—	—	—	8,294
Restricted stock, performance stock units, and other grants, net	—	—	510	—	13,253	—	—	—	13,253
Restricted Stock surrendered	—	—	(178)	—	—	(4,112)	—	—	(4,112)
ATM common stock issuance, net	—	—	548	—	13,746	—	—	—	13,746
Preferred stock redemption	(70)	(70,500)	—	—	—	—	—	—	(70,500)
Dividends on preferred stock	—	—	—	—	—	—	—	(1,387)	(1,387)
Other comprehensive income, net	—	—	—	—	—	—	38,185	—	38,185
Balance, Dec 31, 2014	71	$70,500	88,691	$9	$837,603	$(9,276)	$16,639	$85,453	$1,000,928
Balance, Jan 1, 2015 (1)	71	70,500	88,691	9	837,603	(9,276)	32,948	69,144	1,000,928
Net income	—	—	—	—	—	—	—	194,244	194,244
Exercise of stock options	—	—	182	—	1,935	—	—	—	1,935
Restricted stock, performance stock units, and other grants, net	—	—	732	—	24,617	—	—	—	24,617
Restricted Stock surrendered	—	—	(275)	—	—	(7,603)	—	—	(7,603)
Issuance of common stock in acquisition of Bridge (2)	—	—	12,997	1	431,030	—			431,031
ATM common stock issuance, net	—	—	760	—	28,288	—	—	—	28,288
Preferred stock redemption	(71)	(70,500)	—	—	—	—	—	—	(70,500)
Dividends on preferred stock	—	—	—	—	—	—	—	(750)	(750)
Other comprehensive loss, net	—	—	—	—	—	—	(10,688)	—	(10,688)
Balance, Dec 31, 2015	—	$—	103,087	$10	$1,323,473	$(16,879)	$22,260	$262,638	$1,591,502
Net income	—	—	—	—	—	—	—	259,798	259,798
Exercise of stock options	—	—	77	—	1,070	—	—	—	1,070
Restricted stock, performance stock unit, and other grants, net	—	—	662	—	19,812	—	—	—	19,812
Restricted Stock surrendered	—	—	(305)	—	—	(9,483)	—	—	(9,483)
ATM common stock issuance, net	—	—	1,550	—	55,785	—	—	—	55,785
Other comprehensive loss, net	—	—	—	—	—	—	(26,955)	—	(26,955)
Balance, Dec 31, 2016	—	$—	105,071	$10	$1,400,140	$(26,362)	$(4,695)	$522,436	$1,891,529

(1)
As adjusted, due to the Company's election to early adopt an element of ASU 2016-01 issued by the FASB in January 2016. The cumulative effect of adoption of this guidance at January 1, 2015 resulted in a decrease to retained earnings of $16.3 million and a corresponding increase to accumulated other comprehensive income.

(2)	Includes value of certain share-based awards replaced in connection with the acquisition.
See accompanying Notes to Consolidated Financial Statements.

WESTERN ALLIANCE BANCORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2016	2015	2014
	(in thousands)
Cash flows from operating activities:
Net income	$259,798	$194,244	$147,951
Adjustments to reconcile net income to cash provided by operating activities:
Provision for credit losses	8,000	3,200	4,726
Depreciation and amortization	12,494	8,466	6,166
Stock-based compensation	20,338	25,533	16,577
Excess tax benefit of stock-based compensation	(4,075)	(5,874)	(4,194)
Deferred income taxes	7,644	3,254	(7,182)
Amortization of net premiums for investment securities	13,790	9,775	8,035
Accretion of fair market value adjustments on loans acquired from business combinations	(29,209)	(17,144)	(17,014)
Accretion and amortization of fair market value adjustments on other assets and liabilities acquired from business combinations	3,098	1,279	(552)
Income from bank owned life insurance	(3,762)	(3,899)	(4,508)
Unrealized losses on assets and liabilities measured at fair value, net	(45)	(47)	(1,212)
(Gains) / Losses on:
Sales of investment securities	(1,059)	(615)	(757)
Sale of loans	(2,492)	(517)	(71)
Extinguishment of debt	—	81	502
Other assets acquired through foreclosure, net	372	(2,628)	(2,866)
Valuation adjustments of other repossessed assets, net	(268)	182	294
Sale of premises, equipment, and other assets, net	21	376	(2,778)
Changes in, net of acquisitions:
Other assets	(1,666)	(9,482)	9,313
Other liabilities	(2,334)	14,231	14,971
Net cash provided by operating activities	280,645	220,415	167,401
Cash flows from investing activities:
Investment securities - measured at fair value
Principal pay downs and maturities	395	347	1,144
Investment securities - AFS
Purchases	(1,205,057)	(827,002)	(143,052)
Principal pay downs and maturities	499,541	273,950	226,455
Proceeds from sales	25,504	132,546	95,826
Investment securities - HTM
Purchases	(92,384)	—	—
Principal pay downs and maturities	94	—	6,600
Purchase of investment tax credits	(28,847)	(29,437)	(32,484)
Sale (purchase) of money market investments, net	121	330	2,181
Proceeds from bank owned life insurance	1,710	797	1,046
(Purchase) liquidation of restricted stock	(7,139)	(25,821)	4,911
Loan fundings and principal collections, net	(810,543)	(1,269,351)	(1,560,633)
Purchase of premises, equipment, and other assets, net	(10,574)	(10,856)	(13,925)
Proceeds from sale of other real estate owned and repossessed assets, net	9,133	45,627	25,918
Cash and cash equivalents (used) acquired in acquisitions, net	(1,272,187)	342,427	—
Net cash used in investing activities	(2,890,233)	(1,366,443)	(1,386,013)

	Year Ended December 31,
	2016	2015	2014
	(in thousands)
Cash flows from financing activities:
Net increase (decrease) in deposits	$2,519,239	$1,357,855	$1,093,353
Proceeds from issuance of subordinated debt	169,256	148,211	—
Net (decrease) increase in borrowings	(66,428)	(257,038)	40,407
Early extinguishment of debt	—	—	(6,501)
Proceeds from exercise of common stock options	1,070	1,935	8,294
Cash paid for tax withholding on vested restricted stock	(9,483)	(7,603)	(4,112)
Redemption of preferred stock	—	(70,500)	(70,500)
Excess tax benefit of stock-based compensation	—	5,874	4,194
Cash dividends paid on preferred stock	—	(750)	(1,387)
Proceeds from issuance of stock in offerings, net	55,785	28,288	13,746
Net cash provided by financing activities	2,669,439	1,206,272	1,077,494
Net increase (decrease) in cash and cash equivalents	59,851	60,244	(141,118)
Cash and cash equivalents at beginning of period	224,640	164,396	305,514
Cash and cash equivalents at end of period	$284,491	$224,640	$164,396
Supplemental disclosure:
Cash paid during the period for:
Interest	$41,565	$28,831	$26,516
Income taxes	61,281	54,590	35,556
Non-cash investing and financing activity:
Transfers to other assets acquired through foreclosure, net	13,110	28,566	13,777
Change in unfunded LIHTC and SBIC commitments	56,479	39,617	9,798
Non-cash assets acquired in acquisition	1,284,557	1,587,186	—
Non-cash liabilities acquired in acquisition	12,559	1,764,996	—
Change in unrealized gain (loss) on AFS securities, net of tax	(24,254)	(6,117)	29,683
Change in unrealized (loss) gain on junior subordinated debt, net of tax	(2,077)	(4,276)	—
Change in unfunded obligations	21,225	(27,325)	(28,522)
Transfer of HTM securities to AFS, amortized cost	—	—	275,292
Unrealized gain on transfer of HTM securities to AFS, net of tax	—	—	8,976
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
Use of estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management's estimates and judgments are ongoing and are based on experience, current and expected future conditions, third-party evaluations and various other assumptions that management believes are reasonable under the circumstances. The results of these estimates form the basis for making judgments about the carrying values of assets and liabilities, as well as identifying and assessing the accounting treatment with respect to commitments and contingencies. Actual results may differ from those estimates and assumptions used in the Consolidated Financial Statements and related notes. Material estimates that are particularly susceptible to significant changes in the near term relate to the determination of the allowance for credit losses; estimated cash flows related to PCI loans; fair value determinations related to acquisitions and certain assets and liabilities carried at fair value; and accounting for income taxes.
Principles of consolidation
As of December 31, 2016, WAL has ten wholly-owned subsidiaries: WAB, LVSP, and eight unconsolidated subsidiaries used as business trusts in connection with the issuance of trust-preferred securities.
The Bank has the following significant wholly-owned subsidiaries: WAB Investments, Inc., BON Investments, Inc., and TPB Investments, Inc., which hold certain investment securities, municipal and nonprofit loans, and leases; WA PWI, LLC, which holds certain limited partnerships invested primarily in low income housing tax credits and small business investment corporations; and BW Real Estate, Inc., which operates as a real estate investment trust and holds certain of WAB's real estate loans and related securities. After the close of business on December 31, 2016, WAB Investments, Inc., BON Investments, Inc., and TPB Investments, Inc. were merged into a newly created entity called Western Alliance Business Trust.
The Company does not have any other significant entities that should be considered for consolidation. All significant intercompany balances and transactions have been eliminated in consolidation.
Reclassifications
Certain amounts in the Consolidated Financial Statements as of and for the years ended December 31, 2016, 2015, and 2014 may have been reclassified to conform to the current presentation. The reclassifications have no effect on net income or stockholders’ equity as previously reported.
Business combinations
Business combinations are accounted for under the acquisition method of accounting in accordance with ASC 805, Business Combinations. Under the acquisition method, the acquiring entity in a business combination recognizes all of the acquired assets and assumed liabilities at their estimated fair values as of the date of acquisition. Any excess of the purchase price over the fair value of net assets and other identifiable intangible assets acquired is recorded as goodwill. To the extent the fair value of net assets acquired, including identified intangible assets, exceeds the purchase price, a bargain purchase gain is recognized. Changes to estimated fair values from a business combination are recognized as an adjustment to goodwill during the measurement period and are recognized in the proper reporting period in which the adjustment amounts are determined. Results of operations of an acquired business are included in the Consolidated Income Statement from the date of acquisition. Acquisition-related costs, including conversion and restructuring charges, are expensed as incurred.
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
Cash reserve requirements
Depository institutions are required by law to maintain reserves against their transaction deposits. The reserves must be held in cash or with the FRB. Banks are permitted to meet this requirement by maintaining the specified amount as an average balance over a two-week period. The total of reserve balances was approximately $43.7 million and $37.9 million as of December 31, 2016 and 2015, respectively.
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
In May 2014, management reassessed its intent to hold certain CDOs classified as HTM, which necessitated a reclassification of all of the Company's HTM securities to AFS at the date of the transfer. As an extended period of time has passed since this reclassification was made, beginning in 2016, management believes that the Company is again able to assert that it has both the intent and ability to hold certain securities classified as HTM to maturity. See "Note 3. Investment Securities" of these Notes to Consolidated Financial Statements for additional detail related to HTM securities.
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
Loans, held for sale
Loans, held for sale consist of SBA loans that the Company originates (or acquires) and intends to sell. These loans are carried at the lower of aggregate cost or fair value. Fair value is determined based on available market data for similar assets, expected cash flows, and appraisals of underlying collateral or the credit quality of the borrower. Gains and losses on the sale of loans are recognized pursuant to ASC 860, Transfers and Servicing. Interest income of these loans is accrued daily and loan origination fees and costs are deferred and included in the cost basis of the loan. The Company issues various representations and warranties associated with these loan sales. The Company has not experienced any losses as a result of these representations and warranties.
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
The general allowance covers all non-impaired loans and incorporates several quantitative and qualitative factors. Quantitative factors include company-specific, ten-year historical net charge-offs stratified by loans with similar characteristics. Qualitative factors include: 1) levels of and trends in delinquencies and impaired loans; 2) levels of and trends in charge-offs and recoveries; 3) trends in volume and terms of loans; 4) changes in underwriting standards or lending policies; 5) experience, ability, depth of lending staff; 6) national and local economic trends and conditions; 7) changes in credit concentrations; 8) out-of-market exposures; 9) changes in quality of loan review system; and 10) changes in the value of underlying collateral.

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
Premises and equipment
Premises and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is computed principally by the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized over the term of the lease or the estimated life of the improvement, whichever is shorter. Depreciation and amortization is computed using the following estimated lives:

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
The Company’s intangible assets consist primarily of core deposit intangible assets that are amortized over periods ranging from 5 to 10 years. The Company considers the remaining useful lives of its core deposit intangible assets each reporting period, as required by ASC 350, Intangibles—Goodwill and Other, to determine whether events and circumstances warrant a revision to the remaining period of amortization. If the estimate of an intangible asset’s remaining useful life has changed, the remaining carrying amount of the intangible asset is amortized prospectively over the revised remaining useful life. The Company has not revised its estimates of the useful lives of its core deposit intangibles during the years ended December 31, 2016, 2015, or 2014.
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
Bank owned life insurance
BOLI is carried at its cash surrender value with changes recorded in other non-interest income in the Consolidated Income Statements. The face amount of the underlying policies including death benefits was $360.3 million and $361.7 million as of December 31, 2016 and 2015, respectively. There are no loans offset against cash surrender values, and there are no restrictions as to the use of proceeds.
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
Treasury Shares
Effective January 1, 2016, the Company separately presents treasury shares, which represent shares surrendered to the Company equal in value to the statutory payroll tax withholding obligations arising from the vesting of employee restricted stock awards. Prior period amounts have been adjusted to reflect this new presentation, with no change to total stockholders' equity. Treasury shares are carried at cost.
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
The Company also has off-balance sheet arrangements related to its derivative instruments. Derivative instruments are recognized in the Consolidated Financial Statements at fair value and their notional values are carried off-balance sheet. See "Note 13. Derivatives and Hedging Activities" of these Notes to Consolidated Finance Statements for further discussion.
Fair values of financial instruments
The Company uses fair value measurements to record fair value adjustments to certain assets and liabilities. ASC 820, Fair Value Measurement, establishes a framework for measuring fair value and a three-level valuation hierarchy for disclosure of fair value measurement, as well as enhances disclosure requirements for fair value measurements. The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. The Company uses various valuation approaches, including market, income, and/or cost approaches. ASC 820 establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that observable inputs be used when available. Observable inputs are inputs that market participants would use in pricing the asset or liability developed based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s assumptions about the factors market participants would consider in pricing the asset or liability developed based on the best information available in the circumstances. The hierarchy is broken down into three levels based on the reliability of inputs, as follows:

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

Management uses its best judgment in estimating the fair value of the Company’s financial instruments; however, there are inherent limitations in any estimation technique. Therefore, for substantially all financial instruments, the fair value estimates presented herein are not necessarily indicative of the amounts the Company could have realized in a sales transaction at December 31, 2016 and 2015. The estimated fair value amounts for December 31, 2016 and 2015 have been measured as of period-end, and have not been re-evaluated or updated for purposes of these Consolidated Financial Statements subsequent to those dates. As such, the estimated fair values of these financial instruments subsequent to the reporting date may be different than the amounts reported at period-end.
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
Investment securities
The fair values of CRA investments, exchange-listed preferred stock, and certain corporate debt securities are based on quoted market prices and are categorized as Level 1 in the fair value hierarchy.
The fair values of other investment securities were determined based on matrix pricing. Matrix pricing is a mathematical technique that utilizes observable market inputs including, for example, yield curves, credit ratings, and prepayment speeds. Fair values determined using matrix pricing are generally categorized as Level 2 in the fair value hierarchy.
During the year ended December 31, 2016, the Company's CDO securities were transferred from Level 3 to Level 2 as a result of an increase in the availability and reliability of the observable inputs utilized in the securities' fair value measurement. Previously, quoted prices and quoted prices for similar assets were not available. Therefore, the Company would engage a third party to estimate the future cash flows and discount rate using third party quotes adjusted based on assumptions a market participant would assume necessary for each specific security, which resulted in fair values for these securities being categorized as Level 3 in the fair value hierarchy.
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
FHLB advances and customer repurchase agreements
The fair values of the Company’s borrowings are estimated using discounted cash flow analyses, based on the market rates for similar types of borrowing arrangements. The FHLB advances and customer repurchase agreements have been categorized as Level 2 in the fair value hierarchy due to their short durations.
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
Recent accounting pronouncements
In May 2014, the FASB issued guidance within ASU 2014-09, Revenue from Contracts with Customers. The amendments in ASU 2014-09 to Topic 606, Revenue from Contracts with Customers, creates a common revenue standard and clarifies the principles for recognizing revenue that can be applied consistently across various transactions, industries, and capital markets. The amendments in the ASU clarify that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. As part of that principle, the entity should identify the contract(s) with the customer, identify the performance obligation(s) of the contract, determine the transaction price, allocate that transaction price to the performance obligation(s) of the contract, and then recognize revenue when or as the entity satisfies the performance obligation(s).
In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers - Deferral of the Effective Date, which deferred the original effective date of ASU No. 2014-09 by one year. Accordingly, the amendments in ASU No. 2014-09 will be effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that annual reporting period. The amendments will be applied through the election of one of two retrospective methods. The Company is currently assessing the effect, but does not expect the adoption will have a significant impact on the Company’s Consolidated Financial Statements.

In November 2015, the FASB issued guidance within ASU 2015-17, Income Taxes. The amendments in ASU 2015-17 to Topic 740, Income Taxes, changes the presentation of deferred income tax liabilities and assets, from previously bifurcated current and noncurrent, to a single noncurrent amount on the classified statement of financial position. The amendment is effective for the annual period ending after December 15, 2016, and for and interim periods within those annual periods. Early application is permitted. The adoption of this guidance is not expected to have a material impact on the Company's Consolidated Financial Statements.
In January 2016, the FASB issued guidance within ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities. The amendments in ASU 2016-01 to Subtopic 825-10, Financial Instruments, contain the following elements: 1) requires equity investments to be measured at fair value with changes in fair value recognized in net income; 2) simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment; 3) eliminates the requirement for public entities to disclose the methods and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet; 4) requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; 5) requires an entity to present separately in OCI the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments; 6) requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or accompanying notes to the financial statements; 7) clarifies that the entity should evaluate the need for a valuation allowance on a deferred tax asset related to AFS securities in combination with the entity's other deferred tax assets. The amendments are effective for fiscal years beginning after December 15, 2017, and for interim periods within those fiscal years. Except for the early application of the amendment noted in item 5) above, which the Company elected to early adopt effective January 1, 2015 as discussed in the Company's Annual Report on Form 10-K for the year ended December 31, 2015, early adoption of the amendments in this Update is not permitted. The adoption of the other amendments in this guidance is not expected to have a material impact on the Company's Consolidated Financial Statements.
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
In August 2016, the FASB issued guidance within ASU 2016-15, Classification of Certain Cash Receipts and Cash Payments. The amendments in ASU 2016-15 to Topic 230, Statement of Cash Flows, provide guidance on eight specific cash flow classification issues: 1) debt prepayment or debt extinguishment costs; 2) settlement of zero-coupon debt instruments; 3) contingent consideration payments made after a business combination; 4) proceeds from the settlement of insurance claims; 5) proceeds from the settlement of corporate-owned life insurance policies, including bank-owned life insurance policies; 6) distributions received from equity method investments; 7) beneficial interest in securitization transactions; and 8) separately identifiable cash flows and the application of the predominance principle. The amendments in this Update are effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period, however, an entity is required to adopt all of the amendments in the same period. The amendments in this Update should be applied using a retrospective transition method to each period presented. Management is in the process of evaluating the effects that the standard is expected to have on the Company's Consolidated Statement of Cash Flows.
In January 2017, the FASB issued guidance within ASU 2017-01, Clarifying the Definition of a Business. The amendments in ASU 2017-01 to Topic 805, Business Combinations, clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The amendments in this Update should be applied prospectively and are effective for annual periods beginning after December 31, 2017, including interim periods within those periods. The adoption of this guidance is not expected to have a material impact on the Company's Consolidated Financial Statements.
In January 2017, the FASB issued guidance within ASU 2017-04, Simplifying the Test for Goodwill Impairment. The amendments in ASU 2017-04 to Topic 350, Intangibles - Goodwill and Other, modify the concept of impairment from the condition that exists when the carrying amount of goodwill exceeds its implied fair value to the condition that exists when the carrying amount of a reporting unit exceeds its fair value. Accordingly, the amendments eliminate Step 2 from the goodwill impairment test as an entity will no longer determine goodwill impairment by calculating the implied fair value of goodwill by assigning the fair value of a reporting unit to all of its assets and liabilities as if that reporting unit had been acquired in a business combination. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. The amendments in this Update should be applied on a prospective basis and are effective for annual or interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed after January 1, 2017. The adoption of this guidance is not expected to have a material impact on the Company's Consolidated Financial Statements.
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

In March 2016, the FASB issued guidance within ASU 2016-09, Improvements to Employee Share-Based Payment Accounting. The amendments in ASU 2016-09 to Topic 718, Compensation - Stock Compensation, require recognition of all excess tax benefits and tax deficiencies through income tax expense or benefit in the income statement. Other amendments in this ASU include guidance on the classification of share-based payment transactions in the statement of cash flows and an option to account for forfeitures of share-based awards as they occur rather than estimating the compensation cost based on the number of awards that are expected to vest. The amendments in this Update are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted in any interim or annual period. Effective January 1, 2016, the Company elected early adoption of ASU 2016-09, Improvements to Employee Share-Based Payment Accounting. As a result of adoption, the Company recognized a $3.9 million tax benefit as a reduction of income tax expense during the three months ended March 31, 2016. During the year ended December 31, 2016, the Company recognized a $4.1 million tax benefit related to adoption of this new guidance. The Company has elected to continue to estimate compensation cost based on the number of awards that are expected to vest. The adoption of this guidance did not have a significant impact on the Company's Consolidated Statement of Cash Flows.

2. MERGERS, ACQUISITIONS AND DISPOSITIONS
Acquisition of GE Capital US Holdings, Inc. Loan Portfolio
On April 20, 2016, WAB completed its acquisition of GE Capital US Holdings, Inc.'s domestic select-service hotel franchise finance loan portfolio, paying cash of $1.27 billion. The acquisition was undertaken, in part, because it expands the Company's national reach and diversifies the Company's loan portfolio.
Effective April 20, 2016, the results of the acquired loan portfolio are reflected in the Company's newly created HFF NBL operating segment. Acquisition / restructure expenses related to the purchase total $4.3 million for the year ended December 31, 2016, of which approximately $0.6 million are acquisition related costs as defined by ASC 805. The transaction was accounted for under the acquisition method of accounting in accordance with ASC 805. Assets purchased and liabilities assumed were recorded at their respective acquisition date estimated fair values. The fair values of assets acquired and liabilities assumed are subject to adjustment during the first twelve months after the acquisition date if additional information becomes available to indicate a more accurate or appropriate value for an asset or liability. Although there have been no measurement period adjustments identified to date and any future adjustments are not expected to be significant, the fair values of loans is still preliminary as of December 31, 2016.
The recognized amounts of identifiable assets acquired and liabilities assumed are as follows:

April 20, 2016
(in thousands)
Assets:
Loans	$1,280,997
Other assets	3,560
Total assets	$1,284,557
Liabilities:
Other liabilities	$12,559
Total liabilities	12,559
Net assets acquired	$1,271,998
Consideration paid
Cash	$1,272,187
Goodwill	$189
Loans acquired consist of loans that are not considered impaired (non-PCI loans) and loans that have shown evidence of credit deterioration since origination (PCI loans) as of the acquisition date. All loans were recorded net of fair value adjustments (interest rate and credit marks), which were determined using discounted contractual cash flow models. The fair value of non-PCI loans acquired totals $1.19 billion, which is net of interest and credit marks of $43.3 million. The fair value of PCI loans totals $93.3 million, which is net of interest and credit marks of $17.0 million. See "Note 4. Loans, Leases and Allowance for Credit Losses" of these Notes to Consolidated Financial Statements for additional detail of the acquired loans.
The following table presents pro forma information as if the acquisition was completed on January 1, 2015. The pro forma information includes adjustments for interest income on loans acquired and excludes acquisition / restructure expense. The pro forma information is not necessarily indicative of the results of operations as they would have been had the transactions been effected on the assumed dates.

	Year Ended December 31,
	2016	2015

Interest income	$707,620	$593,057
Non-interest income	42,915	29,768
Net income available to common stockholders	265,731	231,528
Earnings per share - basic	2.59	2.51
Earnings per share - diluted	2.57	2.49

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
Bridge’s results of operations have been included in the Company’s results beginning July 1, 2015. Acquisition / restructure expenses related to the Bridge acquisition of $8.8 million for the year ended December 31, 2015, have been included in non-interest expense, of which approximately $0.9 million are acquisition related costs as defined by ASC 805. During the year ended December 31, 2016, there were no acquisition / restructure expenses related to the Bridge acquisition. The acquisition was accounted for under the acquisition method of accounting in accordance with ASC 805. Assets purchased and liabilities assumed were recorded at their respective acquisition date estimated fair values.
The fair values of assets acquired and liabilities assumed are subject to adjustment during the first twelve months after the acquisition date if additional information becomes available to indicate a more accurate or appropriate value for an asset or liability. Due to early adoption of the amended guidance within ASU 2015-16, Simplifying the Accounting for Measurement-Period Adjustments, as discussed in "Note 1. Summary of Significant Accounting Policies," these adjustments to provisional amounts identified during the measurement period are recognized in the reporting period in which the adjustment amounts are determined, rather than retrospectively adjusting the provisional amounts at the acquisition date. The Company identified net measurement period adjustments totaling $6.9 million since July 1, 2015, which have been reflected as an adjustment to increase goodwill. Measurement period adjustments for the year ended December 31, 2016 and 2015 total $0.1 million and $6.8 million, respectively. The significant measurement period adjustments relate to loans, net deferred tax assets, and other liabilities. The measurement period for the Bridge acquisition ended on June 30, 2016. Therefore, the fair value of these assets acquired and liabilities assumed were considered final effective June 30, 2016.

The following table shows the recognized amounts of identifiable assets acquired and liabilities assumed at their as adjusted acquisition date fair values, which include all measurement period adjustments identified and recognized since July 1, 2015:

As Adjusted
(in thousands)
Assets:
Cash and cash equivalents (1)	$378,966
Investment securities - AFS	61,476
Investments in restricted stock	7,015
Loans	1,439,660
Premises and equipment	1,519
Other assets acquired through foreclosure	1,407
Bank owned life insurance	17,385
Investment in LIHTC	5,354
Intangible assets	14,997
Deferred tax assets, net	18,287
Other assets	19,178
Total assets	$1,965,244
Liabilities:
Deposits	$1,742,031
Qualifying debt	11,287
Other liabilities	10,910
Total liabilities	1,764,228
Net assets acquired	$201,016
Consideration paid
Common stock (12,451,240 shares at $33.76 per share)	$420,354
Fair value of equity awards related to pre-combination vesting	10,676
Cash	36,539
Fair value of total consideration	467,569
Goodwill	$266,553

(1)
Cash and cash equivalents are net of a $6.2 million payment made by Bridge related to the cash out of vested, unexercised stock options at the date of closing. Cash acquired, less cash consideration paid of $36.5 million, resulted in net cash and cash equivalents increasing by $342.4 million

Loans acquired in the Bridge acquisition consist of loans that are not considered impaired (non-PCI loans) and loans that have shown evidence of credit deterioration since origination (PCI loans) as of the acquisition date. All loans were recorded net of fair value adjustments (interest rate and credit marks), which were determined using discounted contractual cash flow models. The fair value of non-PCI loans acquired totals $1.43 billion, which is net of interest and credit marks of $26.0 million. The fair value of PCI loans totals $10.6 million, which is net of interest and credit marks of $6.0 million. See "Note 4. Loans, Leases and Allowance for Credit Losses" of these Notes to Consolidated Financial Statements for additional detail of the acquired loans.
In connection with the Bridge acquisition, the Company acquired intangible assets of $15.0 million, consisting primarily of core deposit intangibles. The core deposit intangible asset balance has been allocated to the Northern California and Technology & Innovation segments based on their respective core deposit balances at June 30, 2015, and is being amortized over its estimated useful life of 10 years.
Goodwill related to the acquisition totaled $266.6 million, which includes net measurement period adjustments totaling $6.9 million, identified and recognized since July 1, 2015. Goodwill has been allocated to the Northern California and Technology & Innovation segments based on their proportionate loan and deposit balances as of June 30, 2015. Management believes this methodology allocates goodwill to the reporting units in a manner consistent with the expected synergies of the combination. None of the goodwill recognized as part of the acquisition is expected to be deductible for income tax purposes.
Qualifying debt assumed from Bridge is comprised of junior subordinated debt with a contractual balance of $17.5 million and is recorded net of a $6.2 million fair value mark that is being amortized over the remaining life of the trusts. See "Note 10. Qualifying Debt" of these Notes to Consolidated Financial Statements for further detail and discussion of the debt.

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

(1)
Excludes acquisition / restructure related costs incurred by the Company of $8.8 million for the year ended December 31, 2015 and acquisition / restructure related costs incurred by Bridge of $6.8 million for the year ended December 31, 2015 and related tax effects.

PartnersFirst Discontinued Operations
The Company discontinued its affinity credit card business and presented these activities as discontinued operations. During the second quarter 2014, the Company shut down its remaining affinity credit card operations. Therefore, no additional discontinued operations have been reported.
The following table summarizes the operating results of the discontinued operations for the year ended December 31, 2014:

Year Ended December 31, 2014
(in thousands)
Operating revenue	$(358)
Non-interest expenses	(1,369)
Loss before income taxes	(1,727)
Income tax benefit	(569)
Net loss	$(1,158)

3. INVESTMENT SECURITIES
The carrying amounts and fair values of investment securities at December 31, 2016 and 2015 are summarized as follows:

	December 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
	(in thousands)
Held-to-maturity
Tax-exempt	$92,079	$433	$(546)	$91,966

Available-for-sale
Collateralized debt obligations	$50	$13,440	$—	$13,490
Commercial MBS issued by GSEs	121,742	—	(3,950)	117,792
Corporate debt securities	65,058	371	(1,285)	64,144
CRA investments	37,627	—	(514)	37,113
Preferred stock	96,071	833	(2,242)	94,662
Private label residential MBS	440,272	182	(6,769)	433,685
Residential MBS issued by GSEs	1,369,289	3,046	(17,130)	1,355,205
Tax-exempt	409,693	8,477	(9,937)	408,233
Trust preferred securities	32,000	—	(5,468)	26,532
U.S. government sponsored agency securities	59,000	—	(2,978)	56,022
U.S. treasury securities	2,496	6	—	2,502
Total AFS securities	$2,633,298	$26,355	$(50,273)	$2,609,380

Securities measured at fair value
Residential MBS issued by GSEs				$1,053

	December 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
	(in thousands)
Available-for-sale
Collateralized debt obligations	$50	$10,059	$(49)	$10,060
Commercial MBS issued by GSEs	19,147	72	(105)	19,114
Corporate debt securities	12,769	482	—	13,251
CRA investments	34,722	—	(37)	34,685
Preferred stock	108,417	4,286	(1,467)	111,236
Private label commercial MBS	4,685	6	—	4,691
Private label residential MBS	261,530	5	(4,407)	257,128
Residential MBS issued by GSEs	1,169,631	5,254	(4,664)	1,170,221
Tax-exempt	320,087	14,743	—	334,830
Trust preferred securities	32,000	—	(7,686)	24,314
U.S. treasury securities	2,996	—	(3)	2,993
Total AFS securities	$1,966,034	$34,907	$(18,418)	$1,982,523

Securities measured at fair value
Residential MBS issued by GSEs				$1,481
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
The Company has reviewed securities for which there is an unrealized loss in accordance with its accounting policy for OTTI described above and determined that there are no impairment charges for the years ended December 31, 2016, 2015, and 2014. The Company does not consider any securities to be other-than-temporarily impaired as of December 31, 2016 and 2015. No assurance can be made that OTTI will not occur in future periods.
Information pertaining to securities with gross unrealized losses at December 31, 2016 and 2015, aggregated by investment category and length of time that individual securities have been in a continuous loss position follows:

	December 31, 2016
	Less Than Twelve Months		More Than Twelve Months		Total
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(in thousands)
Held-to-maturity
Tax-exempt	$546	$30,364	$—	$—	$546	$30,364
Available-for-sale
Commercial MBS issued by GSEs	$3,950	$117,792	$—	$—	$3,950	$117,792
Corporate debt securities	1,285	38,716	—	—	1,285	38,716
CRA investments	514	37,113	—	—	514	37,113
Preferred stock	2,188	63,151	54	1,471	2,242	64,622
Private label residential MBS	6,170	377,638	599	16,969	6,769	394,607
Residential MBS issued by GSEs	16,990	950,480	140	5,326	17,130	955,806
Tax-exempt	9,937	148,780	—	—	9,937	148,780
Trust preferred securities	—	—	5,468	26,532	5,468	26,532
U.S. government sponsored agency securities	2,978	56,022	—	—	2,978	56,022
Total AFS securities	$44,012	$1,789,692	$6,261	$50,298	$50,273	$1,839,990

	December 31, 2015
	Less Than Twelve Months		More Than Twelve Months		Total
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(in thousands)
Available-for-sale
Collateralized debt obligations	$49	$1	$—	$—	$49	$1
Commercial MBS issued by GSEs	105	17,051	—	—	105	17,051
CRA investments	37	24,729	—	—	37	24,729
Preferred stock	377	10,542	1,090	14,761	1,467	25,303
Private label residential MBS	3,733	226,720	674	30,372	4,407	257,092
Residential MBS issued by GSEs	3,566	536,515	1,098	38,338	4,664	574,853
Trust preferred securities	—	—	7,686	24,314	7,686	24,314
U.S. treasury securities	3	2,006	—	—	3	2,006
Total AFS securities	$7,870	$817,564	$10,548	$107,785	$18,418	$925,349

At December 31, 2016 and 2015, the Company’s unrealized losses relate primarily to interest rate fluctuations and credit spread widening in applicable markets. The total number of securities in an unrealized loss position at December 31, 2016 is 244, compared to 146 at December 31, 2015. In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and industry analysis reports. Since material downgrades have not occurred and management does not intend to sell the debt securities in an unrealized loss position in the foreseeable future, none of the securities described in the above table or in this paragraph are deemed to be OTTI.
The trust preferred securities have yields based on floating rate LIBOR, which are highly correlated to the federal funds rate and have been negatively affected by the low rate environment. This has resulted in unrealized losses for these securities.
The amortized cost and fair value of securities as of December 31, 2016, by contractual maturities, are shown below. MBS are shown separately as individual MBS are comprised of pools of loans with varying maturities. Therefore, these securities are listed separately in the maturity summary.

	December 31, 2016
	Amortized Cost	Estimated Fair Value
	(in thousands)
Held-to-maturity
After ten years	$92,079	$91,966

Available-for-sale
Due in one year or less	$39,908	$39,412
After one year through five years	41,893	41,611
After five years through ten years	194,458	194,719
After ten years	425,736	426,956
Mortgage-backed securities	1,931,303	1,906,682
Total AFS securities	$2,633,298	$2,609,380

The following tables summarize the carrying amount of the Company’s investment ratings position as of December 31, 2016 and 2015:

	December 31, 2016
	AAA	Split-rated AAA/AA+	AA+ to AA-	A+ to A-	BBB+ to BBB-	BB+ and below	Unrated	Totals
	(in thousands)
Held-to-maturity
Tax-exempt	$—	$—	$—	$—	$—	$—	$92,079	$92,079

Available-for-sale
Collateralized debt obligations	$—	$—	$—	$—	$—	$13,490	$—	$13,490
Commercial MBS issued by GSEs	—	117,792	—	—	—	—	—	117,792
Corporate debt securities	—	—	5,429	38,715	20,000	—	—	64,144
CRA investments	—	—	—	—	—	—	37,113	37,113
Preferred stock	—	—	—	—	64,486	14,658	15,518	94,662
Private label residential MBS	399,013	—	29,921	2,117	2,634	—	—	433,685
Residential MBS issued by GSEs	—	1,355,205	—	—	—	—	—	1,355,205
Tax-exempt	80,862	—	268,249	59,122	—	—	—	408,233
Trust preferred securities	—	—	—	—	26,532	—	—	26,532
U.S. government sponsored agency securities	—	56,022	—	—	—	—	—	56,022
U.S. treasury securities	—	2,502	—	—	—	—	—	2,502
Total AFS securities (1)	$479,875	$1,531,521	$303,599	$99,954	$113,652	$28,148	$52,631	$2,609,380

Securities measured at fair value
Residential MBS issued by GSEs	$—	$1,053	$—	$—	$—	$—	$—	$1,053

(1)	Where ratings differ, the Company uses an average of the ratings by S&P, Moody’s, and/or Fitch.

	December 31, 2015
	AAA	Split-rated AAA/AA+	AA+ to AA-	A+ to A-	BBB+ to BBB-	BB+ and below	Unrated	Totals
	(in thousands)
Available-for-sale
Collateralized debt obligations	$—	$—	$—	$—	$—	$10,060	$—	$10,060
Commercial MBS issued by GSEs	—	19,114	—	—	—	—	—	19,114
Corporate debt securities	—	—	2,721	5,489	5,041	—	—	13,251
CRA investments	—	—	—	—	—	—	34,685	34,685
Preferred stock	—	—	—	—	79,955	23,655	7,626	111,236
Private label commercial MBS	4,691	—	—	—	—	—	—	4,691
Private label residential MBS	235,605	—	40	3,186	1,750	2,705	13,842	257,128
Residential MBS issued by GSEs	—	1,170,221	—	—	—	—	—	1,170,221
Tax-exempt	7,949	—	180,460	131,110	6,243	180	8,888	334,830
Trust preferred securities	—	—	—	—	24,314	—	—	24,314
U.S. treasury securities	—	2,993	—	—	—	—	—	2,993
Total AFS securities (1)	$248,245	$1,192,328	$183,221	$139,785	$117,303	$36,600	$65,041	$1,982,523

Securities measured at fair value
Residential MBS issued by GSEs	$—	$1,481	$—	$—	$—	$—	$—	$1,481

(1)	Where ratings differ, the Company uses an average of the ratings by S&P, Moody’s, and/or Fitch.

Securities with carrying amounts of approximately $763.0 million and $830.7 million at December 31, 2016 and 2015, respectively, were pledged for various purposes as required or permitted by law.
The following table presents gross gains and losses on sales of investment securities:

	Year Ended December 31,
	2016	2015	2014
	(in thousands)
Gross gains	$2,115	$1,144	$1,118
Gross losses	(1,056)	(529)	(361)
Net gains on sales of investment securities	$1,059	$615	$757

4. LOANS, LEASES AND ALLOWANCE FOR CREDIT LOSSES
The composition of the Company’s held for investment loan portfolio is as follows:

	December 31,
	2016	2015
	(in thousands)

Commercial and industrial	$5,755,021	$5,114,257
Commercial real estate - non-owner occupied	3,543,956	2,283,536
Commercial real estate - owner occupied	2,013,276	2,083,285
Construction and land development	1,478,114	1,133,439
Residential real estate	259,432	322,939
Commercial leases	100,765	148,493
Consumer	38,963	26,905
Loans, net of deferred loan fees and costs	13,189,527	11,112,854
Allowance for credit losses	(124,704)	(119,068)
Total loans HFI	$13,064,823	$10,993,786
Net deferred loan fees and costs as of December 31, 2016 and 2015 total $22.3 million and $19.2 million, respectively, which is a reduction in the carrying value of loans. Net unamortized discounts on loans total $5.2 million and $8.2 million as of December 31, 2016 and 2015, respectively. Total loans held for investment are also net of interest rate and credit marks on acquired loans totaling $69.5 million and $40.5 million as of December 31, 2016 and 2015, respectively, which is a reduction in the carrying value of loans.
As of December 31, 2016 and 2015, the Company also has $18.9 million and $23.8 million of HFS loans, respectively.
The following table presents the contractual aging of the recorded investment in past due loans held for investment by class of loans:

	December 31, 2016
	Current	30-59 Days Past Due	60-89 Days Past Due	Over 90 days Past Due	Total Past Due	Total
	(in thousands)
Commercial real estate
Owner occupied	$2,009,728	$71	$—	$3,477	$3,548	$2,013,276
Non-owner occupied	3,339,121	672	2	—	674	3,339,795
Multi-family	204,161	—	—	—	—	204,161
Commercial and industrial
Commercial	5,747,368	549	584	6,520	7,653	5,755,021
Leases	100,761	—	—	4	4	100,765
Construction and land development
Construction	973,242	—	—	—	—	973,242
Land	503,588	—	—	1,284	1,284	504,872
Residential real estate	249,726	4,333	281	5,092	9,706	259,432
Consumer	38,765	26	2	170	198	38,963
Total loans	$13,166,460	$5,651	$869	$16,547	$23,067	$13,189,527

	December 31, 2015
	Current	30-59 Days Past Due	60-89 Days Past Due	Over 90 days Past Due	Total Past Due	Total
	(in thousands)
Commercial real estate
Owner occupied	$2,078,968	$445	$362	$3,510	$4,317	$2,083,285
Non-owner occupied	2,099,274	2,481	—	2,822	5,303	2,104,577
Multi-family	178,959	—	—	—	—	178,959
Commercial and industrial
Commercial	5,066,197	26,358	14,124	7,578	48,060	5,114,257
Leases	145,905	—	—	2,588	2,588	148,493
Construction and land development
Construction	694,527	—	—	—	—	694,527
Land	438,495	—	—	417	417	438,912
Residential real estate	317,677	888	159	4,215	5,262	322,939
Consumer	26,587	12	91	215	318	26,905
Total loans	$11,046,589	$30,184	$14,736	$21,345	$66,265	$11,112,854
The following table presents the recorded investment in non-accrual loans and loans past due ninety days or more and still accruing interest by class of loans:

	December 31, 2016				December 31, 2015
	Non-accrual loans			Loans past due 90 days or more and still accruing	Non-accrual loans			Loans past due 90 days or more and still accruing
	Current	Past Due/ Delinquent	Total Non-accrual		Current	Past Due/ Delinquent	Total Non-accrual
	(in thousands)
Commercial real estate
Owner occupied	$5,084	$3,264	$8,348	$285	$749	$3,253	$4,002	$339
Non-owner occupied	8,317	1	8,318	—	11,851	2,822	14,673	—
Multi-family	—	—	—	—	—	—	—	—
Commercial and industrial
Commercial	10,893	6,043	16,936	775	3,263	15,026	18,289	2,671
Leases	28	3	31	—	—	2,588	2,588	—
Construction and land development
Construction	—	—	—	—	—	—	—	—
Land	—	1,284	1,284	—	1,892	417	2,309	—
Residential real estate	99	5,093	5,192	—	1,835	4,489	6,324	—
Consumer	—	163	163	7	—	196	196	18
Total	$24,421	$15,851	$40,272	$1,067	$19,590	$28,791	$48,381	$3,028
The reduction in interest income associated with loans on non-accrual status was approximately $2.0 million, $2.5 million, and $3.8 million for the years ended December 31, 2016, 2015, and 2014, respectively.
The Company utilizes an internal asset classification system as a means of reporting problem and potential problem loans. Under the Company’s risk rating system, the Company classifies problem and potential problem loans as Special Mention, Substandard, Doubtful, and Loss. Substandard loans include those characterized by well-defined weaknesses and carry the distinct possibility that the Company will sustain some loss if the deficiencies are not corrected. Loans classified as Doubtful, or risk rated nine, have all the weaknesses inherent in those classified as Substandard with the added characteristic that the weaknesses present make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable. The final rating of Loss covers loans considered uncollectible and having such little recoverable value that it is not practical to defer writing off the asset. Loans that do not currently expose the Company to sufficient risk to warrant classification in one of the aforementioned categories, but possess weaknesses that warrant management’s close attention, are deemed to be Special Mention. Risk ratings are updated, at a minimum, quarterly.

The following tables present gross loans by risk rating:

	December 31, 2016
	Pass	Special Mention	Substandard	Doubtful	Loss	Total
	(in thousands)
Commercial real estate
Owner occupied	$1,935,322	$53,634	$22,090	$2,230	$—	$2,013,276
Non-owner occupied	3,278,090	22,972	38,733	—	—	3,339,795
Multi-family	203,964	197	—	—	—	204,161
Commercial and industrial
Commercial	5,621,448	70,011	58,562	5,000	—	5,755,021
Leases	100,737	—	28	—	—	100,765
Construction and land development
Construction	961,290	—	11,952	—	—	973,242
Land	501,569	337	2,966	—	—	504,872
Residential real estate	252,304	929	6,199	—	—	259,432
Consumer	38,698	64	201	—	—	38,963
Total	$12,893,422	$148,144	$140,731	$7,230	$—	$13,189,527

	December 31, 2016
	Pass	Special Mention	Substandard	Doubtful	Loss	Total
	(in thousands)
Current (up to 29 days past due)	$12,887,308	$147,838	$124,084	$7,230	$—	$13,166,460
Past due 30 - 59 days	5,433	96	122	—	—	5,651
Past due 60 - 89 days	410	210	249	—	—	869
Past due 90 days or more	271	—	16,276	—	—	16,547
Total	$12,893,422	$148,144	$140,731	$7,230	$—	$13,189,527

	December 31, 2015
	Pass	Special Mention	Substandard	Doubtful	Loss	Total
	(in thousands)
Commercial real estate
Owner occupied	$2,032,932	$28,422	$20,814	$1,117	$—	$2,083,285
Non-owner occupied	2,054,428	14,867	35,282	—	—	2,104,577
Multi-family	178,959	—	—	—	—	178,959
Commercial and industrial
Commercial	4,962,930	76,283	74,294	750	—	5,114,257
Leases	140,531	4,580	794	2,588	—	148,493
Construction and land development
Construction	678,438	16,089	—	—	—	694,527
Land	420,819	362	17,731	—	—	438,912
Residential real estate	310,067	776	12,096	—	—	322,939
Consumer	26,438	209	258	—	—	26,905
Total	$10,805,542	$141,588	$161,269	$4,455	$—	$11,112,854

	December 31, 2015
	Pass	Special Mention	Substandard	Doubtful	Loss	Total
	(in thousands)
Current (up to 29 days past due)	$10,799,558	$140,932	$104,232	$1,867	$—	$11,046,589
Past due 30 - 59 days	1,907	271	28,006	—	—	30,184
Past due 60 - 89 days	4,077	385	10,274	—	—	14,736
Past due 90 days or more	—	—	18,757	2,588	—	21,345
Total	$10,805,542	$141,588	$161,269	$4,455	$—	$11,112,854
The table below reflects the recorded investment in loans classified as impaired:

	December 31,
	2016	2015
	(in thousands)
Impaired loans with a specific valuation allowance under ASC 310 (1)	$10,909	$24,287
Impaired loans without a specific valuation allowance under ASC 310 (2)	88,300	104,587
Total impaired loans	$99,209	$128,874
Valuation allowance related to impaired loans (3)	$(4,239)	$(4,658)

(1)	Includes TDR loans of $2.5 million and $3.0 million at December 31, 2016 and 2015, respectively.

(2)	Includes TDR loans of $58.3 million and $85.9 million at December 31, 2016 and 2015, respectively.

(3)	Includes valuation allowance related to TDR loans of $0.6 million and $0.3 million at December 31, 2016 and 2015, respectively.
The following table presents impaired loans by class:

	December 31,
	2016	2015
	(in thousands)
Commercial real estate
Owner occupied	$20,748	$23,153
Non-owner occupied	25,524	41,081
Multi-family	—	—
Commercial and industrial
Commercial	21,107	26,513
Leases	355	2,896
Construction and land development
Construction	—	—
Land	14,838	18,322
Residential real estate	16,391	16,575
Consumer	246	334
Total	$99,209	$128,874
A valuation allowance is established for an impaired loan when the fair value of the loan is less than the recorded investment. In certain cases, portions of impaired loans are charged-off to realizable value instead of establishing a valuation allowance and are included, when applicable, in the table above as “Impaired loans without a specific valuation allowance under ASC 310.” However, before concluding that an impaired loan needs no associated valuation allowance, an assessment is made to consider all available and relevant information for the method used to evaluate impairment and the type of loan being assessed. The valuation allowance disclosed above is included in the allowance for credit losses reported in the Consolidated Balance Sheets as of December 31, 2016 and 2015.

The following table presents the average investment in impaired loans and income recognized on impaired loans:

	Year Ended December 31,
	2016	2015	2014
	(in thousands)
Average balance on impaired loans	$109,461	$150,151	$169,758
Interest income recognized on impaired loans	4,167	4,794	5,494
Interest recognized on non-accrual loans, cash basis	1,254	1,634	2,536
The following table presents average investment in impaired loans by loan class:

	Year Ended December 31,
	2016	2015	2014
	(in thousands)
Commercial real estate
Owner occupied	$18,865	$34,912	$37,048
Non-owner occupied	30,633	56,360	68,821
Multi-family	—	—	—
Commercial and industrial
Commercial	25,815	17,534	16,168
Leases	762	2,948	410
Construction and land development
Construction	—	—	—
Land	17,006	19,561	21,580
Residential real estate	16,096	18,453	25,223
Consumer	284	383	508
Total	$109,461	$150,151	$169,758
The average investment in TDR loans included in the average investment in impaired loans table above for the years ended December 31, 2016, 2015, and 2014 was $68.8 million, $113.9 million, and $126.6 million, respectively.
The following table presents interest income on impaired loans by class:

	Year Ended December 31,
	2016	2015	2014
	(in thousands)
Commercial real estate
Owner occupied	$849	$1,575	$1,550
Non-owner occupied	1,196	1,560	1,484
Multi-family	—	—	1
Commercial and industrial
Commercial	683	288	745
Leases	44	—	—
Construction and land development
Construction	—	—	—
Land	830	785	1,021
Residential real estate	560	579	646
Consumer	5	7	47
Total	$4,167	$4,794	$5,494
The Company is not committed to lend significant additional funds on these impaired loans.

The following table summarizes nonperforming assets:

	December 31,
	2016	2015
	(in thousands)
Non-accrual loans (1)	$40,272	$48,381
Loans past due 90 days or more on accrual status (2)	1,067	3,028
Accruing troubled debt restructured loans	53,637	70,707
Total nonperforming loans	94,976	122,116
Other assets acquired through foreclosure, net	47,815	43,942
Total nonperforming assets	$142,791	$166,058

(1)	Includes non-accrual TDR loans of $7.1 million and $18.2 million at December 31, 2016 and 2015, respectively.

(2)	Includes $0.1 million and zero from loans acquired with deteriorated credit quality at December 31, 2016 and 2015, respectively.
Loans Acquired in HFF Acquisition
The following table presents information regarding the contractually required principal payments receivable, cash flows expected to be collected, and the preliminary estimated fair value of loans acquired in the HFF asset purchase as of April 20, 2016, the closing date of the transaction. See "Note 2. Mergers, Acquisitions and Dispositions" of these Notes to Consolidated Financial Statements for additional details related to the purchase.

	April 20, 2016
	Commercial Real Estate	Construction and Land Development	Total
	(in thousands)
Contractually required principal and interest payments:
PCI	$122,279	$12,742	$135,021
Non-PCI	1,370,323	86,697	1,457,020
Total loans acquired	1,492,602	99,439	1,592,041
Cash flows expected to be collected:
PCI	107,865	11,754	119,619
Non-PCI	1,315,523	80,955	1,396,478
Total loans acquired	1,423,388	92,709	1,516,097
Fair value of loans acquired:
PCI	85,329	7,938	93,267
Non-PCI	1,122,419	65,311	1,187,730
Total loans acquired	$1,207,748	$73,249	$1,280,997

Loans Acquired in Bridge Acquisition
The following table presents information regarding the contractually required principal and interest payments receivable, cash flows expected to be collected, and the estimated fair value of loans acquired in the Bridge acquisition, as of June 30, 2015, the closing date of the transaction, including measurement period adjustments.

	As Adjusted
	Commercial and Industrial	Commercial Real Estate	Construction and Land Development	Residential Real Estate	Consumer	Total
	(in thousands)
Contractually required principal and interest payments:
PCI	$17,899	$3,127	$—	$2,509	$—	$23,535
Non-PCI	1,225,837	340,762	106,851	26,999	987	1,701,436
Total loans acquired	1,243,736	343,889	106,851	29,508	987	1,724,971
Cash flows expected to be collected:
PCI	10,066	1,570	—	2,088	—	13,724
Non-PCI	1,186,076	304,944	102,240	26,629	989	1,620,878
Total loans acquired	1,196,142	306,514	102,240	28,717	989	1,634,602
Fair value of loans acquired:
PCI	7,092	1,417	—	2,075	—	10,584
Non-PCI	1,076,742	229,306	99,080	23,023	925	1,429,076
Total loans acquired	$1,083,834	$230,723	$99,080	$25,098	$925	$1,439,660
Loans Acquired with Deteriorated Credit Quality
Changes in the accretable yield for loans acquired with deteriorated credit quality are as follows:

	Year Ended December 31,
	2016	2015	2014
	(in thousands)
Balance, at beginning of period	$15,925	$19,156	$28,164
Additions due to acquisition	4,301	857	—
Measurement period adjustments	—	38	—
Reclassifications from non-accretable to accretable yield (1)	1,892	1,747	6,052
Accretion to interest income	(3,439)	(3,996)	(7,185)
Reversal of fair value adjustments upon disposition of loans	(3,502)	(1,877)	(7,875)
Balance, at end of period	$15,177	$15,925	$19,156

(1)	The primary drivers of reclassification from non-accretable to accretable yield resulted from changes in estimated cash flows.

Allowance for Credit Losses
The following table summarizes the changes in the allowance for credit losses by portfolio type:

	Year Ended December 31,
	Construction and Land Development	Commercial Real Estate	Residential Real Estate	Commercial and Industrial	Consumer	Total
	(in thousands)
2016
Beginning Balance	$18,976	$23,160	$5,278	$71,181	$473	$119,068
Charge-offs	18	728	165	12,477	161	13,549
Recoveries	(485)	(5,690)	(875)	(3,991)	(144)	(11,185)
Provision	1,732	(2,449)	(2,137)	10,638	216	8,000
Ending balance	$21,175	$25,673	$3,851	$73,333	$672	$124,704
2015
Beginning Balance	$18,558	$28,783	$7,456	$54,566	$853	$110,216
Charge-offs	—	—	820	5,550	127	6,497
Recoveries	(1,872)	(4,139)	(2,181)	(3,754)	(203)	(12,149)
Provision	(1,454)	(9,762)	(3,539)	18,411	(456)	3,200
Ending balance	$18,976	$23,160	$5,278	$71,181	$473	$119,068
2014
Beginning Balance	$14,519	$32,064	$11,640	$39,657	$2,170	$100,050
Charge-offs	87	964	1,728	4,370	513	7,662
Recoveries	(2,160)	(3,859)	(1,896)	(4,728)	(459)	(13,102)
Provision	1,966	(6,176)	(4,352)	14,551	(1,263)	4,726
Ending balance	$18,558	$28,783	$7,456	$54,566	$853	$110,216

The following table presents impairment method information related to loans and allowance for credit losses by loan portfolio segment:

	Commercial Real Estate-Owner Occupied	Commercial Real Estate-Non-Owner Occupied	Commercial and Industrial	Residential Real Estate	Construction and Land Development	Commercial Leases	Consumer	Total Loans
	(in thousands)
Loans as of December 31, 2016:
Recorded Investment:
Impaired loans with an allowance recorded	$3,125	$—	$7,766	$—	$—	$—	$18	$10,909
Impaired loans with no allowance recorded	17,624	25,524	13,340	16,391	14,838	355	228	88,300
Total loans individually evaluated for impairment	20,749	25,524	21,106	16,391	14,838	355	246	99,209
Loans collectively evaluated for impairment	1,981,176	3,383,585	5,733,915	242,409	1,443,952	100,410	38,717	12,924,164
Loans acquired with deteriorated credit quality	11,351	134,847	—	632	19,324	—	—	166,154
Total recorded investment	$2,013,276	$3,543,956	$5,755,021	$259,432	$1,478,114	$100,765	$38,963	$13,189,527
Unpaid Principal Balance
Impaired loans with an allowance recorded	$3,125	$—	$8,019	$—	$—	$—	$18	$11,162
Impaired loans with no allowance recorded	26,336	33,632	43,176	26,225	33,487	507	1,358	164,721
Total loans individually evaluated for impairment	29,461	33,632	51,195	26,225	33,487	507	1,376	175,883
Loans collectively evaluated for impairment	1,981,176	3,383,585	5,733,915	242,409	1,443,952	100,410	38,717	12,924,164
Loans acquired with deteriorated credit quality	14,878	165,275	925	738	19,858	—	—	201,674
Total unpaid principal balance	$2,025,515	$3,582,492	$5,786,035	$269,372	$1,497,297	$100,917	$40,093	$13,301,721
Related Allowance for Credit Losses
Impaired loans with an allowance recorded	$937	$—	$3,301	$—	$—	$—	$1	$4,239
Impaired loans with no allowance recorded	—	—	—	—	—	—	—	—
Total loans individually evaluated for impairment	937	—	3,301	—	—	—	1	4,239
Loans collectively evaluated for impairment	11,403	12,646	69,673	3,851	20,398	—	671	118,642
Loans acquired with deteriorated credit quality	—	687	359	—	777	—	—	1,823
Total allowance for credit losses	$12,340	$13,333	$73,333	$3,851	$21,175	$—	$672	$124,704

	Commercial Real Estate-Owner Occupied	Commercial Real Estate-Non-Owner Occupied	Commercial and Industrial	Residential Real Estate	Construction and Land Development	Commercial Leases	Consumer	Total Loans
	(in thousands)
Loans as of December 31, 2015:
Recorded Investment:
Impaired loans with an allowance recorded	$2,778	$2,344	$18,230	$914	$—	$—	$21	$24,287
Impaired loans with no allowance recorded	20,375	38,737	8,283	15,661	18,322	2,896	313	104,587
Total loans individually evaluated for impairment	23,153	41,081	26,513	16,575	18,322	2,896	334	128,874
Loans collectively evaluated for impairment	2,044,934	2,180,250	5,085,299	303,372	1,115,117	145,597	26,571	10,901,140
Loans acquired with deteriorated credit quality	15,198	62,205	2,445	2,992	—	—	—	82,840
Total recorded investment	$2,083,285	$2,283,536	$5,114,257	$322,939	$1,133,439	$148,493	$26,905	$11,112,854
Unpaid Principal Balance
Impaired loans with an allowance recorded	$2,778	$2,344	$19,233	$969	$—	$—	$21	$25,345
Impaired loans with no allowance recorded	63,709	61,692	71,773	44,142	82,800	5,229	3,923	333,268
Total loans individually evaluated for impairment	66,487	64,036	91,006	45,111	82,800	5,229	3,944	358,613
Loans collectively evaluated for impairment	2,044,934	2,180,250	5,085,299	303,372	1,115,117	145,597	26,571	10,901,140
Loans acquired with deteriorated credit quality	20,227	88,181	7,820	3,536	—	—	—	119,764
Total unpaid principal balance	$2,131,648	$2,332,467	$5,184,125	$352,019	$1,197,917	$150,826	$30,515	$11,379,517
Related Allowance for Credit Losses
Impaired loans with an allowance recorded	$858	$11	$3,518	$270	$—	$—	$1	$4,658
Impaired loans with no allowance recorded	—	—	—	—	—	—	—	—
Total loans individually evaluated for impairment	858	11	3,518	270	—	—	1	4,658
Loans collectively evaluated for impairment	10,953	11,302	65,806	5,008	18,976	1,857	472	114,374
Loans acquired with deteriorated credit quality	—	36	—	—	—	—	—	36
Total allowance for credit losses	$11,811	$11,349	$69,324	$5,278	$18,976	$1,857	$473	$119,068
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

The following table presents information on the financial effects of TDR loans by class for the periods presented:

Year Ended December 31, 2016
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Forgiven Principal Balance	Lost Interest Income	Post-Modification Outstanding Recorded Investment	Waived Fees and Other Expenses
(dollars in thousands)
Commercial real estate
Owner occupied	—	$—	$—	$—	$—	$—
Non-owner occupied	—	—	—	—	—	—
Multi-family	—	—	—	—	—	—
Commercial and industrial
Commercial	2	2,405	—	—	2,405	—
Leases	—	—	—	—	—	—
Construction and land development
Construction	—	—	—	—	—	—
Land	—	—	—	—	—	—
Residential real estate	—	—	—	—	—	—
Consumer	—	—	—	—	—	—
Total	2	$2,405	$—	$—	$2,405	$—

	Year Ended December 31, 2015
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Forgiven Principal Balance	Lost Interest Income	Post-Modification Outstanding Recorded Investment	Waived Fees and Other Expenses
	(dollars in thousands)
Commercial real estate
Owner occupied	—	$—	$—	$—	$—	$—
Non-owner occupied	1	193	—	—	193	—
Multi-family	—	—	—	—	—	—
Commercial and industrial
Commercial	1	256	—	—	256	—
Leases	—	—	—	—	—	—
Construction and land development
Construction	—	—	—	—	—	—
Land	—	—	—	—	—	—
Residential real estate	1	81	—	3	78	4
Consumer	—	—	—	—	—	—
Total	3	$530	$—	$3	$527	$4

	Year Ended December 31, 2014
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Forgiven Principal Balance	Lost Interest Income	Post-Modification Outstanding Recorded Investment	Waived Fees and Other Expenses
	(dollars in thousands)
Commercial real estate
Owner occupied	6	$14,646	$378	$257	$14,011	$33
Non-owner occupied	5	16,976	—	60	16,916	15
Multi-family	—	—	—	—	—	—
Commercial and industrial
Commercial	6	2,655	—	—	2,655	4
Leases	—	—	—	—	—	—
Construction and land development
Construction	—	—	—	—	—	—
Land	2	2,687	—	47	2,640	—
Residential real estate	5	1,966	447	70	1,449	15
Consumer	—	—	—	—	—	—
Total	24	$38,930	$825	$434	$37,671	$67
The following table presents TDR loans by class for which there was a payment default during the period:

	Year Ended December 31,
	2016		2015		2014
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
	(dollars in thousands)
Commercial real estate
Owner occupied	—	$—	—	$—	2	$395
Non-owner occupied	1	5,381	—	—	2	984
Multi-family	—	—	—	—	—	—
Commercial and industrial
Commercial	—	—	—	—	3	369
Leases	—	—	—	—	—	—
Construction and land development
Construction	—	—	1	137	—	—
Land	—	—	—	—	—	—
Residential real estate	2	408	3	1,047	1	202
Consumer	—	—	—	—	—	—
Total	3	$5,789	4	$1,184	8	$1,950
A TDR loan is deemed to have a payment default when it becomes past due 90 days, goes on non-accrual, or is restructured again. Payment defaults, along with other qualitative indicators, are considered by management in the determination of the allowance for credit losses.
At December 31, 2016 and 2015, there was zero and $0.1 million, respectively, in loan commitments outstanding on TDR loans.
Loan Purchases and Sales
For the years ended December 31, 2016 and 2015, secondary market loan purchases totaled $340.6 million and $137.2 million, respectively. For 2016, these purchased loans consisted of $339.8 million of commercial and industrial loans, $0.6 million of commercial real estate loans, and $0.1 million in commercial leases. For 2015, these purchased loans consisted of $117.1 million of commercial and industrial loans, $13.2 million of commercial real estate loans, $6.8 million in commercial leases, and $0.1 million of construction and land development loans.

During the year ended December 31, 2016, the Company sold loans, which consisted primarily of CRE and SBA loans with a carrying value of $39.3 million and recognized a gain of $2.5 million on the sales. During the year ended December 31, 2015, the Company sold loans, which consisted primarily of commercial and industrial and CRE loans, with a carrying value of $102.2 million and recognized a gain of $0.5 million on the sales.
5. PREMISES AND EQUIPMENT
 The following is a summary of the major categories of premises and equipment:

	December 31,
	2016	2015
	(in thousands)
Bank premises	$83,285	$83,431
Land and improvements	33,309	33,971
Furniture, fixtures, and equipment	45,676	40,025
Leasehold improvements	22,709	18,958
Construction in progress	4,840	1,999
Total	189,819	178,384
Accumulated depreciation and amortization	(69,986)	(59,849)
Premises and equipment, net	$119,833	$118,535
Lease Obligations
The Company leases certain premises and equipment under non-cancelable operating leases expiring through 2026. The following is a schedule of future minimum rental payments under these leases at December 31, 2016:

(in thousands)
2017	$11,024
2018	10,271
2019	9,310
2020	7,537
2021	4,439
Thereafter	7,006
Total future minimum rental payments	$49,587
The Company leases certain office locations and many of these leases contain multiple renewal options and provisions for increased rents. Total rent expense of $11.0 million, $8.1 million, and $6.2 million is included in occupancy expense for the years ended December 31, 2016, 2015, and 2014, respectively. Total depreciation expense of $9.2 million, $7.7 million, and $6.0 million is included in occupancy expense for the years ended December 31, 2016, 2015, and 2014, respectively.

6. OTHER ASSETS ACQUIRED THROUGH FORECLOSURE
The following table represents the changes in other assets acquired through foreclosure:

	Year Ended December 31,
	2016
	Gross Balance	Valuation Allowance	Net Balance
	(in thousands)
Balance, beginning of period	$52,984	$(9,042)	$43,942
Transfers to other assets acquired through foreclosure, net	13,110	—	13,110
Proceeds from sale of other real estate owned and repossessed assets, net	(11,584)	2,451	(9,133)
Valuation adjustments, net	—	268	268
(Losses) gains, net (1)	(372)	—	(372)
Balance, end of period	$54,138	$(6,323)	$47,815

	2015
Balance, beginning of period	$71,421	$(14,271)	$57,150
Additions from acquisition	1,407	—	1,407
Transfers to other assets acquired through foreclosure, net	28,566	—	28,566
Proceeds from sale of other real estate owned and repossessed assets, net	(51,038)	5,411	(45,627)
Valuation adjustments, net	—	(182)	(182)
Gains (losses), net (1)	2,628	—	2,628
Balance, end of period	$52,984	$(9,042)	$43,942

	2014
Balance, beginning of period	$88,421	$(21,702)	$66,719
Transfers to other assets acquired through foreclosure, net	13,777	—	13,777
Proceeds from sale of other real estate owned and repossessed assets, net	(33,643)	7,725	(25,918)
Valuation adjustments, net	—	(294)	(294)
Gains (losses), net (1)	2,866	—	2,866
Balance, end of period	$71,421	$(14,271)	$57,150

(1)
Includes net gains related to initial transfers to other assets of $0.4 million, $0.9 million, and $0.1 million during the years ended December 31, 2016, 2015, and 2014, respectively, pursuant to accounting guidance.

At December 31, 2016, 2015, and 2014, the majority of the Company’s repossessed assets consisted of properties located in Nevada. The Company held 31 properties at December 31, 2016, compared to 39 at December 31, 2015.

7. GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill represents the excess consideration paid for net assets acquired in a business combination over their fair value. Goodwill and other intangible assets acquired in a business combination and determined to have an indefinite useful life are not subject to amortization, but are subsequently evaluated for impairment at least annually. The Company's goodwill totals $290.0 million as of December 31, 2016, of which $23.2 million relates to the Nevada operating segment, $149.7 million relates to the Northern California segment, $116.9 million relates to the Technology & Innovation segment, and $0.2 million relates to the Hotel Franchise Finance segment.
During the years ended December 31, 2016, 2015, and 2014, there were no events or circumstances that indicated an interim impairment test of goodwill or other intangible assets was necessary and, based on the Company's annual goodwill and intangibles impairment tests as of October 1 of each of these years, it was determined that goodwill and intangible assets are not impaired.
The following is a summary of the Company's acquired intangible assets:

	December 31, 2016			December 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(in thousands)
Subject to amortization:
Core deposit intangibles	$40,804	$28,227	$12,577	$40,804	$25,438	$15,366

	December 31, 2016			December 31, 2015
	Gross Carrying Amount	Impairment	Net Carrying Amount	Gross Carrying Amount	Impairment	Net Carrying Amount
Not subject to amortization
Trade name	$350	$—	$350	$350	$—	$350
As of December 31, 2016, the Company's core deposit intangible assets had a weighted average estimated useful life of 8.2 years. The Company's core deposit intangibles assets related to FIB and BON are amortized on a straight-line basis. The core deposit intangible assets acquired in the acquisition of Bridge are being amortized using an accelerated amortization method over a period of 10 years. Amortization expense recognized on all amortizable intangibles totaled $2.8 million, $2.0 million, and $1.5 million for the years ended December 31, 2016, 2015, and 2014, respectively.
Below is a summary of future estimated aggregate amortization expense:

Year Ended December 31,
(in thousands)
2017	$2,073
2018	1,594
2019	1,547
2020	1,494
2021	1,433
Thereafter	4,436
Total	$12,577

8. DEPOSITS
The table below summarizes deposits by type:

	December 31,
	2016	2015
	(in thousands)
Non-interest-bearing demand	$5,632,926	$4,093,976
Interest-bearing demand	1,346,718	1,028,073
Savings and money market	6,120,877	5,296,921
Certificates of deposit ($250,000 or more)	609,678	626,718
Other time deposits	839,664	984,936
Total deposits	$14,549,863	$12,030,624
The summary of the contractual maturities for all time deposits as of December 31, 2016 is as follows:

December 31,
(in thousands)
2017	$1,331,419
2018	91,089
2019	19,508
2020	3,886
2021	3,440
Total	$1,449,342
WAB is a participant in the Promontory Interfinancial Network, a network that offers deposit placement services such as CDARS and ICS, which offer products that qualify large deposits for FDIC insurance. Federal banking law and regulation places restrictions on depository institutions regarding brokered deposits because of the general concern that these deposits are not relationship-based and are at a greater risk of being withdrawn, thus posing liquidity risk for institutions that gather brokered deposits in significant amounts. At December 31, 2016 and 2015, the Company had $413.9 million and $517.5 million, respectively, of reciprocal CDARS deposits and $607.5 million and $714.4 million, respectively, of ICS deposits. At December 31, 2016 and 2015, the Company had $136.2 million and $178.8 million, respectively, of wholesale brokered deposits. There are also $571.9 million and $365.6 million of additional deposits as of December 31, 2016 and 2015, respectively, that the Company considers core deposits because of their origin from AAB clients, but which are classified as brokered deposits for regulatory reporting purposes.

9. OTHER BORROWINGS
The following table summarizes the Company’s borrowings as of December 31, 2016 and 2015:

	December 31,
	2016	2015
	(in thousands)
Short-Term:
FHLB advances	80,000	150,000
Total short-term borrowings	$80,000	$150,000
The Company maintains other lines of credit with correspondent banks totaling $167.5 million, of which $22.5 million is secured by pledged securities and has a floating interest rate of one-month or three-month LIBOR plus 1.50%. The remaining $145.0 million is unsecured and has a floating interest rate of one-month LIBOR plus 3.25%. As of December 31, 2016 and 2015, there are no outstanding balances on the Company's lines of credit.
The Company maintains lines of credit with the FHLB and the FRB. The Company’s borrowing capacity is determined based on collateral pledged, generally consisting of investment securities and loans, at the time of the borrowing. At December 31, 2016, there are $80.0 million in short-term FHLB overnight advances, with a weighted average interest rate of 0.55%. At December 31, 2015, short-term FHLB advances of $150.0 million had a weighted average interest rate of 0.36%.
As of December 31, 2016 and 2015, the Company had additional available credit with the FHLB of approximately $2.15 billion and $1.54 billion, respectively, and with the FRB of approximately $997.0 million and $1.21 billion, respectively.
10. QUALIFYING DEBT
Subordinated Debt
On June 16, 2016, the Company issued $175.0 million of subordinated debentures with a maturity date of July 1, 2056. Beginning on or after July 1, 2021, the Company may redeem the debentures, in whole or in part, at their principal amount plus any accrued and unpaid interest. The subordinated debt was recorded net of issuance costs of $5.5 million. The debentures have a fixed interest rate of 6.25% per annum. To hedge the interest rate risk, WAL entered into a fair value interest rate hedge with a pay variable/receive fixed swap.
On June 29, 2015, the Company issued $150.0 million of subordinated debt, which was recorded net of debt issuance costs of $1.8 million, and matures July 15, 2025. The subordinated debt has a fixed interest rate of 5.00% through June 30, 2020 and then converts to a variable rate of 3.20% plus three-month LIBOR through maturity.
The carrying value of all subordinated debt, which includes the effective portion of related hedges, totals $305.8 million and $152.0 million at December 31, 2016 and 2015, respectively.

Junior Subordinated Debt
The Company has formed or acquired through acquisition eight statutory business trusts, which exist for the exclusive purpose of issuing Cumulative Trust Preferred Securities.
The Company's junior subordinated debt has contractual balances and maturity dates as follows:

		December 31,
Name of Trust	Maturity	2016	2015
At fair value		(in thousands)
BankWest Nevada Capital Trust II	2033	$15,464	$15,464
Intermountain First Statutory Trust I	2034	10,310	10,310
First Independent Statutory Trust I	2035	7,217	7,217
WAL Trust No. 1	2036	20,619	20,619
WAL Statutory Trust No. 2	2037	5,155	5,155
WAL Statutory Trust No. 3	2037	7,732	7,732
Total contractual balance		66,497	66,497
FVO on junior subordinated debt		(16,087)	(19,569)
Junior subordinated debt, at fair value		$50,410	$46,928
At amortized cost
Bridge Capital Holdings Trust I	2035	$12,372	$12,372
Bridge Capital Holdings Trust II	2036	5,155	5,155
Total contractual balance		17,527	17,527
Purchase accounting adjustment, net of accretion (1)		(5,776)	(6,085)
Junior subordinated debt, at amortized cost		$11,751	$11,442

Total junior subordinated debt		$62,161	$58,370

(1)	The purchase accounting adjustment will be accreted over the remaining life of the trusts, pursuant to accounting guidance.
With the exception of debt issued by Bridge Capital Trust I and Bridge Capital Trust II, junior subordinated debt is recorded at fair value at each reporting date due to the FVO election made by the Company under ASC 825. The Company did not make the FVO election for the junior subordinated debt acquired as part of the Bridge acquisition. Accordingly, the carrying value of these trusts does not reflect the current fair value of the debt and includes a fair market value adjustment established at acquisition that is being accreted over the remaining life of the trusts.
The weighted average interest rate of all junior subordinated debt as of December 31, 2016 was 3.34%, which is three-month LIBOR plus the contractual spread of 2.34%, compared to a weighted average interest rate of 2.95% at December 31, 2015.
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

11. STOCKHOLDERS' EQUITY
Stock-Based Compensation
Stock Awards and Stock Options
The Incentive Plan, as amended, gives the BOD the authority to grant up to 10.5 million stock awards consisting of unrestricted stock, stock units, dividend equivalent rights, stock options (incentive and non-qualified), stock appreciation rights, restricted stock, and performance and annual incentive awards. The Incentive Plan limits the maximum number of shares of common stock that may be awarded to any person eligible for an award to 300,000 per calendar year. Stock awards available for grant at December 31, 2016 were 3.7 million.
Restricted stock awards granted to employees in 2016 and 2015 generally vest over a three-year period. Stock grants made to non-employee WAL directors during 2016 became fully vested at June 30, 2016. The Company estimates the compensation cost for stock grants based upon the grant date fair value. Stock compensation cost is recognized on a straight-line basis over the requisite service period for the entire award. For the year ended December 31, 2016, the Company recognized $10.7 million in stock-based compensation expense related to these stock grants, compared to $9.3 million in 2015.
In addition, in 2015, the Company began granting shares of restricted stock to certain members of executive management that have both performance and service conditions that affect vesting. During the year ended December 31, 2016, the Company granted 54,329 shares of these restricted stock awards. The performance condition is based on achieving an EPS target for fiscal year 2016. This EPS target has been met as of December 31, 2016 and therefore the restricted stock awards will vest over a remaining two-year service period. The grant date fair value of the awards was $1.5 million. For the year ended December 31, 2016, the Company recognized $1.1 million in stock-based compensation expense related to these performance-based restricted stock grants, compared to $0.5 million in 2015. There were no such awards granted during the year ended December 31, 2014.
A summary of the status of the Company’s unvested shares of restricted stock, including those issued in connection with the Bridge acquisition, and changes during the years then ended is presented below:

	December 31,
	2016		2015
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
	(in thousands, except per share amounts)
Balance, beginning of period	1,492	$20.46	1,050	$16.19
Granted	478	32.00	509	27.55
Issued in acquisition	—	—	546	14.70
Vested	(571)	16.95	(528)	13.02
Forfeited	(121)	23.65	(85)	21.63
Balance, end of period	1,278	$26.02	1,492	$20.46
The weighted average grant date fair value of stock awards granted during the years ended December 31, 2016, 2015, and 2014 was $13.6 million, $12.6 million, and $12.2 million, respectively. The total fair value of restricted stock that vested during the years ended December 31, 2016, 2015, and 2014 was $18.3 million, $14.6 million, and $13.3 million, respectively.
As of December 31, 2016, there was $15.7 million of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under the Incentive Plan. That cost is expected to be recognized over a weighted average period of 1.82 years.

As of December 31, 2016, the Company has stock option awards outstanding related to stock option awards converted in connection with the Bridge acquisition. A summary of option activity during the year ended December 31, 2016 is presented below:

	December 31, 2016
	Shares	Weighted Average Exercise Price (per share)	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
	(in thousands, except exercise price and contractual terms)
Outstanding options, beginning of period	224	$19.15
Granted	—	—
Exercised	(77)	13.93
Forfeited or expired	(10)	24.48
Options outstanding, end of period	137	$21.70	6.76	$3,704
Options exercisable, end of period	64	$17.30	5.86	$2,020
Options expected to vest, end of period	56	$25.56	7.56	$2,316
The total intrinsic value of options exercised during the years ended December 31, 2016, 2015, and 2014 was $1.7 million, $3.6 million, and $7.1 million, respectively.
Performance Stock Units
The Company grants members of its executive management committee performance stock units that do not vest unless the Company achieves a specified cumulative EPS target over a three-year performance period. The number of shares issued will vary based on the cumulative EPS target that is achieved. The Company estimates the cost of performance stock units based upon the grant date fair value and expected vesting percentage over the three-year performance period. For the year ended December 31, 2016, the Company recognized $5.7 million in stock-based compensation expense related to these performance stock units, compared to $4.8 million and $3.6 million in stock-based compensation expense for such units in 2015 and 2014, respectively.
The three-year performance period for the 2012 grant ended on December 31, 2014, and the Company's cumulative EPS for the performance period exceeded the level required for a maximum award under the terms of the grant. As a result, on February 18, 2015, executive management committee members were granted 285,000 of fully vested common shares.
The three-year performance period for the 2013 grant ended on December 31, 2015, and the Company's cumulative EPS for the performance period exceeded the level required for a maximum award under the terms of the grant. As a result, on February 17, 2016, executive management committee members were granted 308,400 of fully vested common shares.
The three-year performance period for the 2014 grant ended on December 31, 2016, and the Company's cumulative EPS for the performance period exceeded the level required for a maximum award under the terms of the grant. As a result, 206,050 shares will become fully vested and be paid out to executive management committee members in the first quarter of 2017.
As of December 31, 2016, outstanding performance stock unit grants made in 2015 and 2016 are expected to pay out at the maximum award amount, or 204,585 and 211,000 common shares, in 2018 and 2019, respectively.
Common Stock Issuance
Under ATM Distribution Agreement
On June 4, 2014, the Company entered into a distribution agency agreement with Credit Suisse Securities (USA) LLC, under which the Company could sell shares of its common stock up to an aggregate offering price of $100.0 million in an offering registered with the SEC. The parties executed an Amended and Restated Distribution Agency Agreement on October 30, 2014. The Company pays Credit Suisse Securities (USA) LLC a mutually agreed rate, not to exceed 2% of the gross offering proceeds of the shares. The common stock would be sold at prevailing market prices at the time of the sale or at negotiated prices and, as a result, prices will vary.
As the Company completed $100.0 million in aggregate sales under the ATM offering, the Company's ATM offering expired and the Amended and Restated Distribution Agency Agreement was terminated as of June 30, 2016. During the year ended December 31, 2016, the Company sold 1.6 million shares under the ATM offering at a weighted-average selling price of $36.63 per share for gross proceeds of $56.8 million. Total related offering costs were $1.0 million, of which $0.9 million relates to compensation costs paid to Credit Suisse Securities (USA) LLC. During the year ended December 31, 2015, the Company sold 760,376 shares under the ATM offering at a weighted-average selling price of $38.13 per share for gross proceeds of $29.0 million. Total related offering costs were $0.7 million, of which $0.5 million relates to compensation costs paid to Credit Suisse Securities (USA) LLC. During the year ended December 31, 2014, the Company sold 548,122 shares under the ATM offering at a weighted-average selling price of $25.96 per share for gross proceeds of $14.2 million. Total related offering costs were $0.5 million, of which $0.2 million relates to compensation costs paid to Credit Suisse Securities (USA) LLC.
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
Bridge's restricted stock awards generally had an original vesting period of five years. The remaining vesting period of these awards remained unchanged upon conversion. The value of restricted stock replacement awards were based on WAL's stock price as of the acquisition date and totaled $17.0 million as of June 30, 2015, of which $9.0 million is considered purchase price consideration for pre-combination service and $8.0 million is post-combination compensation service expense that is being recognized over the remaining vesting period of the awards. During the year ended December 31, 2016, the Company recognized $2.2 million in compensation expense related to these awards, compared to $1.7 million for the year ended December 31, 2015.
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
The value of assumed stock options as of June 30, 2015 totaled $4.1 million, of which $1.7 million is considered purchase price consideration for pre-combination service and $2.4 million is post-combination compensation service expense that is being recognized over the remaining vesting period of the options. During the year ended December 31, 2016, the Company recognized $0.6 million in compensation expense related to these awards, compared to $0.5 million in compensation expense for the year ended December 31, 2015.
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

12. ACCUMULATED OTHER COMPREHENSIVE INCOME
The following table summarizes the changes in accumulated other comprehensive income (loss) by component, net of tax, for the periods indicated:

	Unrealized holding gains (losses) on AFS	Unrealized holding gains (losses) on SERP	Unrealized holding gains (losses) on junior subordinated debt	Impairment loss on securities	Total
	(in thousands)
Balance, December 31, 2013	$(21,690)	$—	$—	$144	$(21,546)
Transfer of HTM securities to AFS	8,976	—	—	—	8,976
Other comprehensive income (loss) before reclassifications	29,683	—	—	—	29,683
Amounts reclassified from accumulated other comprehensive income	(474)	—	—	—	(474)
Net current-period other comprehensive income (loss)	38,185	—	—	—	38,185
Balance, December 31, 2014	$16,495	$—	$—	$144	$16,639
Balance, January 1, 2015 (1)	16,495	—	16,309	144	32,948
Other comprehensive (loss) income before reclassifications	(6,117)	90	(4,276)	—	(10,303)
Amounts reclassified from accumulated other comprehensive income	(385)	—	—	—	(385)
Net current-period other comprehensive (loss) income	(6,502)	90	(4,276)	—	(10,688)
Balance, December 31, 2015	$9,993	$90	$12,033	$144	$22,260
Other comprehensive (loss) income before reclassifications	(24,163)	31	(2,077)	—	(26,209)
Amounts reclassified from accumulated other comprehensive income	(746)	—	—	—	(746)
Net current-period other comprehensive (loss) income	(24,909)	31	(2,077)	—	(26,955)
Balance, December 31, 2016	$(14,916)	$121	$9,956	$144	$(4,695)

(1)
As adjusted, due to the Company's election to early adopt an element of ASU 2016-01 issued by the FASB in January 2016. The cumulative effect of adoption of this guidance at January 1, 2015 resulted in a decrease to retained earnings of $16.3 million and a corresponding increase to accumulated other comprehensive income.

The following table presents reclassifications out of accumulated other comprehensive income:

	Year Ended December 31,
Income Statement Classification	2016	2015	2014
	(in thousands)
Gain (loss) on sales of investment securities, net	$1,059	$615	$757
Income tax (expense) benefit	(404)	(230)	(283)
Net of tax	$655	$385	$474
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
As of December 31, 2016, 2015, and 2014, the Company does not have any significant outstanding cash flow hedges or free-standing derivatives.
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
The Company has also entered into pay variable/receive fixed interest rate swaps, designated as fair value hedges on its fixed rate subordinated debt offerings. As a result, the Company is paying a floating rate of three month LIBOR plus 3.16% and is receiving semi-annual fixed payments of 5.00% to match the payments on the $150.0 million subordinated debt. For the fair value hedge on the Company's $175.0 million subordinated debentures issued on June 16, 2016, the Company is paying a floating rate of three month LIBOR plus 3.25% and is receiving quarterly fixed payments of 6.25% to match the payments on the debt.
Fair Values, Volume of Activity, and Gain/Loss Information Related to Derivative Instruments
The following table summarizes the fair values of the Company's derivative instruments on a gross and net basis as of December 31, 2016, 2015, and 2014. The change in the notional amounts of these derivatives from December 31, 2014 to December 31, 2016 indicates the volume of the Company's derivative transaction activity during these periods. The derivative asset and liability balances are presented on a gross basis, prior to the application of bilateral collateral and master netting agreements. Total derivative assets and liabilities are adjusted to take into account the impact of legally enforceable master netting agreements that allow the Company to settle all derivative contracts with the same counterparty on a net basis and to offset the net derivative position with the related collateral. Where master netting agreements are not in effect or are not enforceable under bankruptcy laws, the Company does not adjust those derivative amounts with counterparties. The fair value of derivative contracts, after taking into account the effects of master netting agreements, is included in other assets or other liabilities in the Consolidated Balance Sheets, as indicated in the following table:

	December 31, 2016			December 31, 2015			December 31, 2014
		Fair Value			Fair Value			Fair Value
	Notional Amount	Derivative Assets	Derivative Liabilities	Notional Amount	Derivative Assets	Derivative Liabilities	Notional Amount	Derivative Assets	Derivative Liabilities
	(in thousands)
Derivatives designated as hedging instruments:
Fair value hedges
Interest rate swaps	$993,485	$4,220	$65,749	$800,478	$3,569	$64,785	$647,703	$7	$57,820
Total	993,485	4,220	65,749	800,478	3,569	64,785	647,703	7	57,820
Netting adjustments (1)	—	1,869	1,869	—	—	—	—	—	—
Net derivatives in the balance sheet	$993,485	$2,351	$63,880	$800,478	$3,569	$64,785	$647,703	$7	$57,820

(1)	Netting adjustments represent the amounts recorded to convert the Company's derivative balances from a gross basis to a net basis in accordance with the applicable accounting guidance.

Fair value hedges
An assessment of effectiveness is performed at initiation of a hedge and on a quarterly basis thereafter. All of the Company's fair value hedges remained “highly effective” as of December 31, 2016, 2015, and 2014.
The following table summarizes the gains (losses) on fair value hedges for the years ended December 31, 2016, 2015, and 2014 all of which are recorded in non-interest income.

	Year Ended December 31,
	2016	2015	2014
	(in thousands)
Hedge of Fixed Rate Loans (1)
Gain (loss) on "pay fixed" swap	$15,582	$(6,965)	$(60,377)
Gain (loss) on receive fixed rate loans	(15,519)	7,044	60,208
Net ineffectiveness	$63	$79	$(169)
Hedge of Fixed Rate Subordinated Debt Issuances (1)
Gain (loss) on "receive fixed" swap	$(15,894)	$3,569	$—
Gain (loss) on subordinated debt	15,894	(3,569)	—
Net ineffectiveness	$—	$—	$—

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

Counterparty Credit Risk
Like other financial instruments, derivatives contain an element of credit risk. This risk is measured as the expected positive replacement value of the contracts. Management generally enters into bilateral collateral and master netting agreements that provide for the net settlement of all contracts with the same counterparty. Additionally, management monitors counterparty credit risk exposure on each contract to determine appropriate limits on the Company's total credit exposure across all product types. In general, the Company has a zero credit threshold with regard to derivative exposure with counterparties. Management reviews the Company's collateral positions on a daily basis and exchanges collateral with counterparties in accordance with standard ISDA documentation and other related agreements. The Company generally holds collateral in the form of highly rated securities issued by the U.S. Treasury or government-sponsored enterprises, such as GNMA, FNMA, and FHLMC. The total collateral netted against net derivative liabilities totaled $65.7 million at December 31, 2016, $61.7 million at December 31, 2015, and $57.8 million at December 31, 2014.
The following table summarizes the Company's largest exposure to an individual counterparty at the dates indicated:

	December 31,
	2016	2015	2014
	(in thousands)
Largest gross exposure (derivative asset) to an individual counterparty	$2,351	$3,569	$7
Collateral posted by this counterparty	1,691	4,680	—
Derivative liability with this counterparty	—	—	—
Collateral pledged to this counterparty	—	1,340	—
Net exposure after netting adjustments and collateral	$660	$229	$7
Credit Risk Contingent Features
Management has entered into certain derivative contracts that require the Company to post collateral to the counterparties when these contracts are in a net liability position. Conversely, the counterparties may be required to post collateral when these contracts are in a net asset position. The amount of collateral to be posted is based on the amount of the net liability and exposure thresholds. As of December 31, 2016, 2015, and 2014 the aggregate fair value of all derivative contracts with credit risk contingent features (i.e., those containing collateral posting provisions) held by the Company that were in a net liability position totaled $63.9 million, $64.8 million, and $57.8 million, respectively. As of December 31, 2016, the Company was in an over-collateralized net position of $24.3 million after considering $70.7 million of collateral held in the form of cash and securities. As of December 31, 2015 and 2014, the Company was in an over-collateralized position of $15.5 million and $14.2 million, respectively.

14. EARNINGS PER SHARE
Diluted EPS is based on the weighted average outstanding common shares during each period, including common stock equivalents. Basic EPS is based on the weighted average outstanding common shares during the period.
The following table presents the calculation of basic and diluted EPS:

	Year Ended December 31,
	2016	2015	2014
	(in thousands, except per share amounts)
Weighted average shares - basic	103,042	94,570	86,693
Dilutive effect of stock awards	801	649	813
Weighted average shares - diluted	103,843	95,219	87,506
Net income available to common stockholders	$259,798	$193,494	$146,564
Earnings per share - basic	2.52	2.05	1.69
Earnings per share - diluted	2.50	2.03	1.67
The Company has no anti-dilutive stock options outstanding as of December 31, 2016 and 2015. As of December 31, 2014, the Company has 1,500 stock options outstanding, which are not included in the computation of diluted earnings per common share because their effect would be anti-dilutive.

15. INCOME TAXES
The provision for income taxes charged to operations consists of the following:

	Year Ended December 31,
	2016	2015	2014
	(in thousands)
Current	$93,737	$61,040	$55,572
Deferred	7,644	3,254	(7,182)
Total tax provision	$101,381	$64,294	$48,390
The reconciliation between the statutory federal income tax rate and the Company’s effective tax rate are summarized as follows:

	Year Ended December 31,
	2016	2015	2014
	(in thousands)
Income tax at statutory rate	$126,413	$90,489	$69,125
Increase (decrease) resulting from:
State income taxes, net of federal benefits	8,046	5,783	4,904
Bank owned life insurance	(1,317)	(1,365)	(1,578)
Tax-exempt income	(22,425)	(20,226)	(15,006)
Deferred tax asset valuation allowance	—	(2,290)	(2,104)
Low income housing tax credits	(6,153)	(5,223)	(3,872)
Other, net	(3,183)	(2,874)	(3,079)
Total tax provision	$101,381	$64,294	$48,390
The effective tax rate for the year ended December 31, 2016 was 28.07%, compared to 24.87% for the year ended December 31, 2015, and 24.50% for the year ended December 31, 2014. The increase in the effective tax rate from 2015 compared to 2016 is due primarily to the increase in pre-tax book income without proportional increases to favorable tax rate items for the year ended December 31, 2016 compared to 2015. There was not a significant change in the effective tax rate from 2014 compared to 2015.

The cumulative tax effects of the primary temporary differences are shown in the following table:

	December 31,
	2016	2015
	(in thousands)
Deferred tax assets:
Allowance for credit losses	$50,860	$47,431
Fair market value adjustment related to acquired loans	7,941	13,930
Stock-based compensation	12,302	12,069
Net operating loss carryovers	9,024	9,255
Tax credit carryovers	—	9,052
Startup costs and other amortization	4,216	4,771
Allowance for other assets acquired through foreclosure, net	3,230	4,280
Section 382 limited NUBILs	3,251	3,284
Unrealized loss on AFS securities	9,149	—
Other	13,679	13,686
Total gross deferred tax assets	113,652	117,758
Deferred tax liabilities:
Unrealized gain on debt instruments measured at fair value	(6,132)	(7,537)
Deferred loan costs	(3,212)	(7,400)
Unrealized gain on AFS securities	—	(6,353)
Core deposit intangible	(4,949)	(6,093)
Premises and equipment	(449)	(2,039)
Unrealized gains on financial instruments measured at fair value	(2,200)	(1,000)
Other	(1,516)	(984)
Total deferred tax liabilities	(18,458)	(31,406)
Deferred tax assets, net	$95,194	$86,352
Deferred tax assets and liabilities are included in the Consolidated Financial Statements at currently enacted income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be reversed. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes.
For the year ended December 31, 2016, the net deferred tax assets increased $8.8 million to $95.2 million. This overall increase in the net deferred tax asset was primarily the result of decreases in the fair market value of AFS securities.
Although realization is not assured, the Company believes that the realization of the recognized deferred tax asset of $95.2 million at December 31, 2016 is more-likely-than-not based on expectations as to future taxable income and based on available tax planning strategies within the meaning of ASC 740, Income Taxes, that could be implemented if necessary to prevent a carryover from expiring.
At each of the periods ended December 31, 2016 and 2015, the Company had no deferred tax valuation allowance.
The deferred tax asset related to federal and state NOL carryovers outstanding at December 31, 2016 and 2015 available to reduce the tax liability in future years totaled $9.0 million and $9.3 million, respectively. The respective $9.0 million and $9.3 million of tax benefits relate entirely to federal NOL carryovers (subject to an annual limitation imposed by IRC Section 382). The Company’s ability to use federal NOL carryovers, as well as its ability to use certain future tax deductions called NUBILs associated with the Company's acquisitions is subject to annual limitations. In management’s opinion, it is more-likely-than-not that the results of future operations will generate sufficient taxable income to realize all of the deferred tax benefits related to these NOL carryovers and NUBILs.
The Company files income tax returns in the U.S. federal jurisdiction and in various states. With few exceptions, the Company is no longer subject to U.S. federal, state, or local income tax examinations by tax authorities for years before 2012.
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
The total gross activity of unrecognized tax benefits related to uncertain tax positions are shown in the following table:

	December 31,
	2016	2015
	(in thousands)
Beginning balance	$1,038	$—
Gross Increases
Tax positions in prior periods	—	1,038
Current period tax positions	—	—
Gross decreases
Tax positions in prior periods	—	—
Settlements	—	—
Lapse of statute of limitations	—	—
Ending balance	$1,038	$1,038
As of December 31, 2016 and 2015, the total amount of unrecognized tax benefits, net of associated deferred tax benefit, that would impact the effective tax rate, if recognized, is $0.7 million.
Interest and penalties related to unrecognized tax benefits are recognized in the provision for income taxes. During the years ended December 31, 2016 and 2014, the Company recognized no amounts for interest and penalties. During the year ended December 31, 2015, the Company recognized $0.1 million in penalties and no amounts for interest.
As of December 31, 2016 and 2015, the Company has accrued a total liability of $0.1 million for penalties and $0.1 million for interest.
Investments in LIHTC
The Company invests in LIHTC funds that are designed to generate a return primarily through the realization of federal tax credits.
Investments in LIHTC and unfunded LIHTC obligations are included as part of other assets and other liabilities, respectively, in the Consolidated Balance Sheets and total $187.4 million and $84.4 million, respectively, as of December 31, 2016, compared to $152.7 million and $61.2 million as of December 31, 2015. For the years ended December 31, 2016, 2015, and 2014, $17.3 million, $14.4 million, and $10.6 million of amortization related to LIHTC investments was recognized as a component of income tax expense, respectively.

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
A summary of the contractual amounts for unfunded commitments and letters of credit are as follows:

	December 31,
	2016	2015
	(in thousands)
Commitments to extend credit, including unsecured loan commitments of $360,840 at December 31, 2016 and $341,374 at December 31, 2015	$4,428,495	$3,624,578
Credit card commitments and financial guarantees	115,536	57,966
Standby letters of credit, including unsecured letters of credit of $6,431 at December 31, 2016 and $4,257 at December 31, 2015	78,576	50,659
Total	$4,622,607	$3,733,203
The following table represents the contractual commitments for lines and letters of credit by maturity at December 31, 2016:

		Amount of Commitment Expiration per Period
	Total Amounts Committed	Less Than 1 Year	1-3 Years	3-5 Years	After 5 Years
	(in thousands)
Commitments to extend credit	$4,428,495	$2,121,720	$1,575,416	$320,886	$410,473
Credit card commitments and financial guarantees	115,536	115,536	—	—	—
Standby letters of credit	78,576	67,192	11,017	367	—
Total	$4,622,607	$2,304,448	$1,586,433	$321,253	$410,473
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
The Company has exposure to credit losses from unfunded commitments and letters of credit. As funds have not been disbursed on these commitments, they are not reported as loans outstanding. Credit losses related to these commitments are included in other liabilities as a separate loss contingency and are not included in the allowance for credit losses reported in "Note 4. Loans, Leases and Allowance for Credit Losses" of these Consolidated Financial Statements. This loss contingency for unfunded loan commitments and letters of credit was $7.0 million and $3.3 million as of December 31, 2016 and 2015, respectively. Changes to this liability are adjusted through non-interest expense.

Concentrations of Lending Activities
The Company’s lending activities are driven in large part by the customers served in the market areas where the Company has branch offices in the states of Arizona, Nevada, and California. Despite the geographic concentration of lending activities, the Company does not have a single external customer from which it derives 10% or more of its revenues. The Company monitors concentrations within four broad categories: geography, industry, product, and collateral. The Company's loan portfolio includes significant credit exposure to the CRE market. As of December 31, 2016 and 2015, CRE related loans accounted for approximately 53% and 49% of total loans, respectively. Substantially all of these loans are secured by first liens with an initial loan to value ratio of generally not more than 75%. Approximately 36% and 48% of these CRE loans, excluding construction and land loans, were owner-occupied at December 31, 2016 and 2015, respectively.
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
Other
The Company has entered into change in control agreements with certain named executives and other employees designated as executives by the BOD. Under these agreements, in the event of a qualifying termination, each executive is entitled to receive 1) accrued benefits, payable in accordance with the Company’s normal payroll practice; 2) a lump sum cash severance payment in an amount equal to the sum of a) two times the executive’s annual base salary plus b) two times the executive's annual bonus; 3) any unpaid bonus that was earned by the executive in the prior year; and 4) reimbursement of paid group health premiums up to 24 months.
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

For the years ended December 31, 2016, 2015, and 2014 securities gains and losses from fair value changes were as follows:

	Changes in Fair Values for Items Measured at Fair Value Pursuant to Election of the Fair Value Option
	Unrealized Gain/(Loss) on Assets and Liabilities Measured at Fair Value, Net	Interest Income on Securities	Interest Expense on Junior Subordinated Debt	Total Changes Included in Current-Period Earnings	Total Changes Included in OCI (1)
	(in thousands)
Year Ended December 31, 2016
Securities measured at fair value	$(18)	$41	$—	$23	$—
Junior subordinated debt	(3,482)	—	(2,828)	(2,828)	(2,077)
Total	$(3,500)	$41	$(2,828)	$(2,805)	$(2,077)
Year Ended December 31, 2015
Securities measured at fair value	$(32)	$54	$—	$22	$—
Junior subordinated debt	(6,491)	—	(2,151)	(2,151)	(4,276)
Total	$(6,523)	$54	$(2,151)	$(2,129)	$(4,276)
Year Ended December 31, 2014
Securities measured at fair value	$(41)	$90	$—	$49	$—
Junior subordinated debt	1,421	—	(1,754)	(333)	—
Total	$1,380	$90	$(1,754)	$(284)	$—

(1)
Due to the Company's election to early adopt an element of ASU 2016-01, changes in the fair value of junior subordinated debt are presented as part of OCI, net of tax, rather than included in earnings, effective January 1, 2015.

There were no net gains or losses recognized during the years ended December 31, 2016, 2015, and 2014 on trading securities sold during the period.
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
AFS securities: Preferred stock, CRA investments, and certain corporate debt securities are reported at fair value utilizing Level 1 inputs. Other securities classified as AFS are reported at fair value utilizing Level 2 inputs. For these securities, the Company obtains fair value measurements from an independent pricing service. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information, and the bond’s terms and conditions, among other things.
Historically, the Company has estimated the fair value of its CDO securities utilizing Level 3 inputs, which include pricing indications from comparable securities. During the year ended December 31, 2016, these securities were transferred from Level 3 to Level 2 as a result of an increase in the availability and reliability of the observable inputs utilized in the securities' fair value measurement.
Independent pricing service: The Company's independent pricing service provides pricing information on the majority of the Company's Level 1 and 2 securities. Management independently evaluates the fair value measurements received from the Company's third party pricing service through multiple review steps. First, management reviews what has transpired in the marketplace with respect to interest rates, credit spreads, volatility, and mortgage rates, among other things, and develops an expectation of changes to the securities' valuations from the previous quarter. Then, management obtains market values from additional sources. The pricing service provides management with observable market data including interest rate curves and mortgage prepayment speed grids, as well as dealer quote sheets, new bond offering sheets, and historical trade documentation. Management reviews the assumptions and decides whether they are reasonable. Management may compare interest rates, credit spreads, and prepayments speeds used as part of the assumptions to those that management believes are reasonable.

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
As of December 31, 2016, the Company estimates the discount rate at 5.66%, which represents an implied credit spread of 4.66% plus three-month LIBOR (1.00%). As of December 31, 2015, the Company estimated the discount rate at 5.67%, which was a 5.06% credit spread plus three-month LIBOR (0.61%).
The fair value of assets and liabilities measured at fair value on a recurring basis was determined using the following inputs as of the periods presented:

	Fair Value Measurements at the End of the Reporting Period Using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
	(in thousands)
December 31, 2016
Assets:
Measured at fair value
Residential MBS issued by GSEs	$—	$1,053	$—	$1,053
Available-for-sale
Collateralized debt obligations	$—	$13,490	$—	$13,490
Commercial MBS issued by GSEs	—	117,792	—	117,792
Corporate debt securities	20,000	44,144	—	64,144
CRA investments	37,113	—	—	37,113
Preferred stock	94,662	—	—	94,662
Private label residential MBS	—	433,685	—	433,685
Residential MBS issued by GSEs	—	1,355,205	—	1,355,205
Tax-exempt	—	408,233	—	408,233
Trust preferred securities	—	26,532	—	26,532
U.S. government sponsored agency securities	—	56,022	—	56,022
U.S. treasury securities	—	2,502	—	2,502
Total AFS securities	$151,775	$2,457,605	$—	$2,609,380
Loans - HFS	$—	$18,909	$—	$18,909
Derivative assets (1)	—	4,220	—	4,220
Liabilities:
Junior subordinated debt (2)	$—	$—	$50,410	$50,410
Derivative liabilities (1)	—	65,749	—	65,749

(1)
Derivative assets and liabilities relate to interest rate swaps, see "Note 13. Derivatives and Hedging Activities." In addition, the carrying value of loans includes a net positive value of $48,161 and the net carrying value of subordinated debt includes a net negative value of $12,325 as of December 31, 2016, which relates to the effective portion of the hedges put in place to mitigate against fluctuations in interest rates.

(2)	Includes only the portion of junior subordinated debt that is recorded at fair value at each reporting period pursuant to the election of FVO treatment.

	Fair Value Measurements at the End of the Reporting Period Using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
	(in thousands)
December 31, 2015
Assets:
Measured at fair value
Residential MBS issued by GSEs	$—	$1,481	$—	$1,481
Available-for-sale
Collateralized debt obligations	$—	$—	$10,060	$10,060
Commercial MBS issued by GSEs	—	19,114	—	19,114
Corporate debt securities	—	13,251	—	13,251
CRA investments	34,685	—	—	34,685
Preferred stock	111,236	—	—	111,236
Private label commercial MBS	—	4,691	—	4,691
Private label residential MBS	—	257,128	—	257,128
Residential MBS issued by GSEs	—	1,170,221	—	1,170,221
Tax-exempt	—	334,830	—	334,830
Trust preferred securities	—	24,314	—	24,314
U.S. government sponsored agency securities	2,993	—	—	2,993
Total AFS securities	$148,914	$1,823,549	$10,060	$1,982,523
Loans - HFS	$—	$23,809	$—	$23,809
Derivative assets (1)	—	3,569	—	3,569
Liabilities:
Junior subordinated debt	$—	$—	$46,928	$46,928
Derivative liabilities (1)	—	64,785	—	64,785

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

For the years ended December 31, 2016, 2015, and 2014, the change in Level 3 assets and liabilities measured at fair value on a recurring basis was as follows:

	Junior Subordinated Debt
	Year Ended December 31,
	2016	2015	2014
	(in thousands)
Beginning balance	$(46,928)	$(40,437)	$(41,858)
Transfers into Level 3	—	—	—
Total gains (losses) for the period
Included in earnings	—	—	1,421
Included in other comprehensive income (1)	(3,482)	(6,491)	—
Ending balance	$(50,410)	$(46,928)	$(40,437)

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

	CDO Securities
	Year Ended December 31,
	2016	2015	2014
	(in thousands)
Beginning balance	$10,060	$11,445	$—
Transfers into Level 3	—	—	6,243
Transfers out of Level 3	(11,274)	—	—
Total gains (losses) for the period
Included in other comprehensive income (1)	1,214	(1,385)	5,202
Ending balance	$—	$10,060	$11,445

(1)	Total gains (losses) for the period are included in the other comprehensive income line, Unrealized gain (loss) on AFS securities.
The transfer of CDO securities from Level 3 to Level 2 during the year ended December 31, 2016 is the result of an increase in the availability and reliability of the observable inputs utilized in the securities' fair value measurement. The Company recognized this transfer between levels on October 31, 2016, in accordance with its policy to recognize transfers between levels in the fair value hierarchy as of the end of the month following the event or change in circumstance that caused the transfer.
For Level 3 assets and liabilities measured at fair value on a recurring basis as of December 31, 2016 and 2015, the significant unobservable inputs used in the fair value measurements were as follows:

	December 31, 2016	Valuation Technique	Significant Unobservable Inputs	Input Value
	(in thousands)
Junior subordinated debt	$50,410	Discounted cash flow	Implied credit rating of the Company	5.66%

	December 31, 2015	Valuation Technique	Significant Unobservable Inputs	Input Value
	(in thousands)
Junior subordinated debt	$46,928	Discounted cash flow	Adjusted Corporate Bond over Treasury Index with comparable credit spread	5.67%
CDO securities	10,060	S&P Model	Pricing indications from comparable securities
The significant unobservable inputs used in the fair value measurement of the Company’s junior subordinated debt as of December 31, 2016 was the implied credit risk for the Company, calculated as the difference between the 20-year 'BB' rated financial index over the corresponding swap index.
The significant unobservable inputs used in the fair value measurement of the Company's CDO securities in 2015 include securities terms, conditions, and underlying collateral type, as well as trustee and servicer reports, trade data on comparable securities, and market quotes that are converted into spreads to benchmark LIBOR curves. Significant increases or decreases in these inputs could result in significantly different fair value measurements.

Fair value on a nonrecurring basis
Certain assets are measured at fair value on a nonrecurring basis. That is, the assets are not measured at fair value on an ongoing basis, but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). The following table presents such assets carried on the balance sheet by caption and by level within the ASC 825 hierarchy:

	Fair Value Measurements at the End of the Reporting Period Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Active Markets for Similar Assets (Level 2)	Unobservable Inputs (Level 3)
	(in thousands)
As of December 31, 2016:
Impaired loans with specific valuation allowance	$6,670	$—	$—	$6,670
Impaired loans without specific valuation allowance (1)	60,738	—	—	60,738
Other assets acquired through foreclosure	47,815	—	—	47,815
As of December 31, 2015:
Impaired loans with specific valuation allowance	$19,629	$—	$—	$19,629
Impaired loans without specific valuation allowance (1)	66,754	—	—	66,754
Other assets acquired through foreclosure	43,942	—	—	43,942

(1)	Excludes loan balances with charge-offs of $27.6 million and $37.8 million as of December 31, 2016 and 2015, respectively.
For Level 3 assets measured at fair value on a nonrecurring basis as of December 31, 2016 and 2015, the significant unobservable inputs used in the fair value measurements were as follows:

	December 31, 2016	Valuation Technique(s)		Significant Unobservable Inputs	Range
	(in thousands)
Impaired loans	$67,408	Collateral method	Third party appraisal	Costs to sell	4.0% to 10.0%
		Discounted cash flow method	Discount rate	Contractual loan rate	4.0% to 7.0%
			Scheduled cash collections	Loss given default	0% to 20.0%
			Proceeds from non-real estate collateral	Loss given default	0% to 70.0%
Other assets acquired through foreclosure	47,815	Collateral method	Third party appraisal	Costs to sell	4.0% to 10.0%

	December 31, 2015	Valuation Technique(s)		Significant Unobservable Inputs	Range
	(in thousands)
Impaired loans	$86,383	Collateral method	Third party appraisal	Costs to sell	4.0% to 10.0%
		Discounted cash flow method	Discount rate	Contractual loan rate	4.0% to 7.0%
			Scheduled cash collections	Loss given default	0% to 20.0%
			Proceeds from non-real estate collateral	Loss given default	0% to 70.0%
Other assets acquired through foreclosure	43,942	Collateral method	Third party appraisal	Costs to sell	4.0% to 10.0%

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
Total Level 3 impaired loans had an estimated fair value of $67.4 million and $86.4 million at December 31, 2016 and 2015, respectively. Impaired loans with a specific valuation allowance had a gross estimated fair value of $10.9 million and $24.3 million at December 31, 2016 and 2015, respectively, which was reduced by a specific valuation allowance of $4.2 million and $4.7 million, respectively.
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
Fair value is determined, where possible, using market prices derived from an appraisal or evaluation, which are considered to be Level 2. However, certain assumptions and unobservable inputs are often used by the appraiser, therefore qualifying the assets as Level 3 in the fair value hierarchy. When significant adjustments are based on unobservable inputs, such as when a current appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the resulting fair value measurement has been categorized as a Level 3 measurement. The Company had $47.8 million and $43.9 million of such assets at December 31, 2016 and 2015, respectively.
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
For the years ended December 31, 2016, 2015, and 2014, the Company determined that no securities experienced credit losses.
There is no OTTI balance recognized in comprehensive income as of December 31, 2016 and 2015.

FAIR VALUE OF FINANCIAL INSTRUMENTS
The estimated fair value of the Company’s financial instruments is as follows:

	December 31, 2016
	Carrying Amount	Fair Value
		Level 1	Level 2	Level 3	Total
	(in thousands)
Financial assets:
Investment securities:
HTM	$92,079	$—	$91,966	$—	$91,966
AFS	2,609,380	151,775	2,457,605	—	2,609,380
Trading	1,053	—	1,053	—	1,053
Derivative assets	4,220	—	4,220	—	4,220
Loans, net	13,083,732	—	12,736,336	67,408	12,803,744
Accrued interest receivable	70,320	—	70,320	—	70,320
Financial liabilities:
Deposits	$14,549,863	$—	$14,553,931	$—	$14,553,931
Customer repurchase agreements	41,728	—	41,728	—	41,728
FHLB advances	80,000	—	80,000	—	80,000
Qualifying debt	367,937	—	—	375,626	375,626
Derivative liabilities	65,749	—	65,749	—	65,749
Accrued interest payable	15,354	—	15,354	—	15,354

	December 31, 2015
	Carrying Amount	Fair Value
		Level 1	Level 2	Level 3	Total
	(in thousands)
Financial assets:
Investment securities:
AFS	$1,982,523	$148,914	$1,823,549	$10,060	$1,982,523
Trading	1,481	—	1,481	—	1,481
Derivative assets	3,569	—	3,569	—	3,569
Loans, net	11,017,595	—	10,766,826	86,383	10,853,209
Accrued interest receivable	54,445	—	54,445	—	54,445
Financial liabilities:
Deposits	$12,030,624	$—	$12,034,199	$—	$12,034,199
Customer repurchase agreements	38,155	—	38,155	—	38,155
FHLB advances	150,000	—	150,000	—	150,000
Qualifying debt	210,238	—	—	207,437	207,437
Derivative liabilities	64,785	—	64,785	—	64,785
Accrued interest payable	13,626	—	13,626	—	13,626
Interest rate risk
The Company assumes interest rate risk (the risk to the Company’s earnings and capital from changes in interest rate levels) as a result of its normal operations. As a result, the fair values of the Company’s financial instruments, as well as its future net interest income will change when interest rate levels change and that change may be either favorable or unfavorable to the Company.
Interest rate risk exposure is measured using interest rate sensitivity analysis to determine the Company's change in EVE and net interest income resulting from hypothetical changes in interest rates. If potential changes to EVE and net interest income resulting from hypothetical interest rate changes are not within the limits established by the BOD, the BOD may direct management to adjust the asset and liability mix to bring interest rate risk within BOD-approved limits. As of December 31, 2016, the Company’s interest rate risk profile was within BOD-approved limits.

WAB has an ALCO charged with managing interest rate risk within the BOD-approved limits. Limits are structured to prohibit an interest rate risk profile that does not conform to both management and BOD risk tolerances. There is also ALCO reporting at the Parent company level for reviewing interest rate risk for the Company, which gets reported to the BOD and its Finance and Investment Committee.
Fair value of commitments
The estimated fair value of standby letters of credit outstanding at December 31, 2016 and 2015 is insignificant. Loan commitments on which the committed interest rates are less than the current market rate are also insignificant at December 31, 2016 and 2015.
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
The capital framework under Basel III became effective for the Company on January 1, 2015. Under the Basel III final rules, minimum requirements have increased for both the quantity and quality of capital held by the Company. A new capital conservation buffer, comprised of Common Equity Tier 1 capital, is also established above the regulatory minimum capital requirements. This capital conservation buffer began being phased in on January 1, 2016 at 0.625% of risk-weighted assets and will increase each subsequent year by an additional 0.625% until reaching its final level of 2.5% on January 1, 2019. Strict eligibility requirements for regulatory capital instruments have been implemented under the final rules and the final rules also revise the definitions and calculations of Tier 1 capital, total capital, and risk-weighted assets.
As of December 31, 2016 and 2015, the Company and the Bank exceeded the capital levels necessary to be classified as well-capitalized, as defined by the federal banking agencies. The actual capital amounts and ratios for the Company and the Bank are presented in the following tables as of the periods indicated:

	Total Capital	Tier 1 Capital	Risk-Weighted Assets	Tangible Average Assets	Total Capital Ratio	Tier 1 Capital Ratio	Tier 1 Leverage Ratio	Common Equity Tier 1
	(dollars in thousands)

December 31, 2016
WAL	$2,107,480	$1,675,871	$15,980,092	$16,868,674	13.2%	10.5%	9.9%	10.0%
WAB	2,001,081	1,720,072	15,888,346	16,764,327	12.6	10.8	10.3	10.8
Well-capitalized ratios					10.0	8.0	5.0	6.5
Minimum capital ratios					8.0	6.0	4.0	4.5

December 31, 2015
WAL	$1,603,472	$1,341,011	$13,193,563	$13,683,148	12.2%	10.2%	9.8%	9.7%
WAB	1,485,070	1,213,304	13,073,394	13,561,251	11.4	9.3	9.0	9.3
Well-capitalized ratios					10.0	8.0	5.0	6.5
Minimum capital ratios					8.0	6.0	4.0	4.5
19. EMPLOYEE BENEFIT PLANS
The Company has a qualified 401(k) employee benefit plan for all eligible employees. Participants are able to defer between 1% and 100% (up to a maximum of $18,000 for those under 50 years of age and up to a maximum of $24,000 for those over 50 years of age in 2016) of their annual compensation. The Company may elect to match a discretionary amount each year, which is 50% of the first 6% of the participant’s compensation deferred into the plan. The Company’s contributions to this plan total $2.7 million, $2.2 million, and $1.7 million for the years ended December 31, 2016, 2015, and 2014, respectively.
In addition, the Company maintains a non-qualified 401(k) restoration plan for the benefit of executives of the Company and certain affiliates. Participants are able to defer a portion of their annual salary and receive a matching contribution based primarily on the contribution structure in effect under the Company’s 401(k) plan, but without regard to certain statutory limitations applicable under the 401(k) plan. The Company’s total contribution to the restoration plan was $117,000, $68,000, and $77,000 for the years ended December 31, 2016, 2015, and 2014, respectively.
In connection with the Bridge acquisition, the Company assumed Bridge's SERP, an unfunded noncontributory defined benefit pension plan. The SERP provides retirement benefits to certain Bridge officers based on years of service and final average salary. The Company uses a December 31st measurement date for this plan.
The following table reflects the accumulated benefit obligation and funded status of the SERP:

	December 31, 2016	Six Months Ended December 31, 2015
	(in thousands)
Change in benefit obligation
Benefit obligation at beginning of period	$7,444	$7,122
Service cost	680	334
Interest cost	425	202
Actuarial (gains)/losses	(88)	(147)
Expected benefits paid	(67)	(67)
Projected benefit obligation at end of year	$8,394	$7,444
Unfunded projected/accumulated benefit obligation	(8,394)	(7,444)
Additional liability	$—	$—

Weighted average assumptions to determine benefit obligation
Discount rate	5.75%	5.75%
Rate of compensation increase	4.00%	4.00%
The components of net periodic benefit cost recognized through December 31, 2016 and the amounts in accumulated other comprehensive income expected to be recognized as components of net periodic benefit cost during 2017 are as follows:

	Year Ended		Six Months Ended December 31, 2015
	2017	2016
	(in thousands)
Components of net periodic benefit cost
Service cost	$602	$614	$334
Interest cost	480	425	202
Amortization of prior service cost	103	101	60
Amortization of actuarial (gains)/losses	(109)	(100)	(18)
Net periodic benefit cost	$1,076	$1,040	$578

Other comprehensive income (cost)	$(6)	$1	$42

20. RELATED PARTY TRANSACTIONS
Principal stockholders, directors, and executive officers of the Company, together with the companies they control, are considered to be related parties. In the ordinary course of business, the Company engages in various related party transactions, including extending credit, accepting deposits, and service transactions.
Federal banking regulations require that any extensions of credit to insiders and their related interests not be offered on terms more favorable than would be offered to non-related borrowers of similar creditworthiness. The following table summarizes the aggregate activity in such loans for the periods indicated:

	Year Ended December 31,
	2016	2015
	(in thousands)
Balance, beginning	$74,381	$70,570
New loans	637	10,678
Advances	1,980	18,614
Repayments and other	(60,124)	(25,481)
Balance, ending	$16,874	$74,381
None of these loans are past due, on non-accrual status or have been restructured to provide a reduction or deferral of interest or principal because of deterioration in the financial position of the borrower. There were no loans to a related party that were considered classified loans at December 31, 2016 or 2015. The interest income associated with these loans was approximately $0.6 million, $2.7 million and $1.9 million for the years ended December 31, 2016, 2015, and 2014, respectively.
Loan commitments outstanding with related parties totaled approximately $46.6 million and $164.5 million at December 31, 2016 and 2015, respectively.
The Company also accepts deposits from related parties which totaled $97.3 million and $76.0 million at December 31, 2016 and 2015, respectively, with related interest expense totaling less than $0.2 million during each of the years ended December 31, 2016, 2015, and 2014. In addition, the Company engages in certain activities with related parties for sponsorships, donations, and other services during the normal course of business. Those expenses totaled less than $1.0 million during each of the years ended December 31, 2016 and 2015 and less than $2.0 million for the year ended December 31, 2014.

21. PARENT COMPANY FINANCIAL INFORMATION
The condensed financial statements of the holding company are presented in the following tables:
WESTERN ALLIANCE BANCORPORATION
Condensed Balance Sheets

	December 31,
	2016	2015
	(in thousands)
ASSETS:
Cash and cash equivalents	$11,409	$7,627
Money market investments	—	122
Investment securities - AFS	34,562	50,507
Investment in bank subsidiaries	2,003,550	1,522,245
Investment in non-bank subsidiaries	46,140	4,948
Loans, net of deferred loan fees and costs and allowance for credit losses (1)	—	35,635
Other assets acquired through foreclosure, net (1)	—	14,471
Other assets	29,400	16,854
Total assets	$2,125,061	$1,652,409
LIABILITIES AND STOCKHOLDERS' EQUITY:
Qualifying debt	$216,838	$58,370
Accrued interest and other liabilities	16,694	2,537
Total liabilities	233,532	60,907
Total stockholders’ equity	1,891,529	1,591,502
Total liabilities and stockholders’ equity	$2,125,061	$1,652,409

(1)	During the year ended December 31, 2016, the Parent Company contributed these assets to its non-banking subsidiary, LVSP.
WESTERN ALLIANCE BANCORPORATION
Condensed Income Statements

	Year Ended December 31,
	2016	2015	2014
	(in thousands)
Income:
Dividends from subsidiaries	$12,795	$140,900	$67,515
Interest income	3,327	4,593	4,381
Non-interest income	2,445	586	1,235
Total income	18,567	146,079	73,131
Expense:
Interest expense	6,975	6,671	8,776
Non-interest expense	9,221	11,397	10,348
Total expense	16,196	18,068	19,124
Income before income taxes and equity in undistributed earnings of subsidiaries	2,371	128,011	54,007
Income tax benefit	4,399	5,876	5,388
Income before equity in undistributed earnings of subsidiaries	6,770	133,887	59,395
Equity in undistributed earnings of subsidiaries	253,028	60,357	88,556
Net income	259,798	194,244	147,951
Dividends on preferred stock	—	750	1,387
Net income available to common stockholders	$259,798	$193,494	$146,564

Western Alliance Bancorporation
Condensed Statements of Cash Flows

	Year Ended December 31,
	2016	2015	2014
	(in thousands)
Cash flows from operating activities:
Net income	$259,798	$194,244	$147,951
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Equity in net undistributed earnings of subsidiaries	(253,028)	(60,357)	(88,556)
Excess tax benefit of stock-based compensation	(359)	(1,945)	(4,194)
Junior subordinated debt change in fair value	—	—	(1,421)
Loss on extinguishment of debt	—	—	502
Other operating activities, net	(9,521)	2,869	(15,928)
Net cash (used in) provided by operating activities	(3,110)	134,811	38,354
Cash flows from investing activities:
Purchases of securities	(20,148)	—	(23,431)
Principal pay downs, calls, maturities, and sales proceeds of securities, net	34,390	2,358	8,376
Proceeds from sale of other repossessed assets, net	—	4,138	9,610
Capital contributions to subsidiaries	(226,869)	—	—
Loans purchases, fundings, and principal collections, net	2,770	3,704	3,286
Sale (purchase) of money market investments, net	121	330	2,181
Sale (purchase) of premises, equipment, and other assets, net	—	—	617
Net cash and cash equivalents (used) in acquisition (1)	—	(19,440)	—
Net cash (used in) provided by investing activities	(209,736)	(8,910)	639
Cash flows from financing activities:
Proceeds from issuance of subordinated debt	169,256	—	—
Cash paid for tax withholding on vested restricted stock	(9,483)	(7,603)	(4,112)
Proceeds from other borrowings, net	—	—	22,000
Excess tax benefit of stock-based compensation	—	1,945	4,194
Repayments on other borrowings	—	(83,444)	(6,501)
Proceeds from issuance of common stock	55,785	28,288	13,746
Proceeds from exercise of stock options	1,070	1,935	8,294
Redemption of preferred stock	—	(70,500)	(70,500)
Cash dividends paid on preferred stock	—	(750)	(1,387)
Net cash provided by (used) in financing activities	216,628	(130,129)	(34,266)
Net increase (decrease) in cash and cash equivalents	3,782	(4,228)	4,727
Cash and cash equivalents at beginning of year	7,627	11,855	7,128
Cash and cash equivalents at end of year	$11,409	$7,627	$11,855
Supplemental disclosure:
Cash paid during the year for:
Interest	$5,165	$4,235	$9,067
Income taxes	189	54,590	32,238
Non-cash investing and financing activity:
Change in unrealized (loss) gain on AFS securities, net of tax	(1,984)	1,199	2,031
Change in unrealized (loss) gain on junior subordinated debt, net of tax	(2,077)	(4,276)	—
Loan and OREO contributions to subsidiaries	50,773	183	2,663

(1)	Cash acquired, less cash consideration paid of $36.5 million, resulted in a net $19.4 million use of cash and cash equivalents in the acquisition.

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

The following is a summary of operating segment balance sheet information for the periods indicated:

		Regional Segments
	Consolidated Company	Arizona	Nevada	Southern California	Northern California
At December 31, 2016	(in millions)
Assets:
Cash, cash equivalents, and investment securities	$3,052.3	$1.9	$10.1	$2.1	$1.9
Loans, net of deferred loan fees and costs	13,208.5	2,955.9	1,725.5	1,766.8	1,095.4
Less: allowance for credit losses	(124.7)	(30.1)	(18.5)	(19.4)	(8.8)
Total loans	13,083.8	2,925.8	1,707.0	1,747.4	1,086.6
Other assets acquired through foreclosure, net	47.8	6.2	18.0	—	0.3
Goodwill and other intangible assets, net	302.9	—	23.7	—	157.5
Other assets	714.0	42.9	58.8	14.5	14.3
Total assets	$17,200.8	$2,976.8	$1,817.6	$1,764.0	$1,260.6
Liabilities:
Deposits	$14,549.8	$3,843.4	$3,731.5	$2,382.6	$1,543.6
Borrowings and qualifying debt	447.9	—	—	—	—
Other liabilities	311.6	12.8	28.3	12.9	12.4
Total liabilities	15,309.3	3,856.2	3,759.8	2,395.5	1,556.0
Allocated equity:	1,891.5	346.6	250.7	201.6	283.7
Total liabilities and stockholders' equity	$17,200.8	$4,202.8	$4,010.5	$2,597.1	$1,839.7
Excess funds provided (used)	—	1,226.0	2,192.9	833.1	579.1

	National Business Lines
	HOA Services	Hotel Franchise Finance	Public & Nonprofit Finance	Technology & Innovation	Other NBL	Corporate & Other
Assets:	(in millions)
Cash, cash equivalents, and investment securities	$—	$—	$—	$—	$—	$3,036.3
Loans, net of deferred loan fees and costs	116.8	1,292.1	1,454.3	1,011.4	1,776.9	13.4
Less: allowance for credit losses	(1.3)	(0.8)	(15.6)	(10.6)	(19.0)	(0.6)
Total loans	115.5	1,291.3	1,438.7	1,000.8	1,757.9	12.8
Other assets acquired through foreclosure, net	—	—	—	—	—	23.3
Goodwill and other intangible assets, net	—	0.2	—	121.5	—	—
Other assets	0.3	5.3	15.6	7.2	11.1	544.0
Total assets	$115.8	$1,296.8	$1,454.3	$1,129.5	$1,769.0	$3,616.4
Liabilities:
Deposits	$1,890.3	$—	$—	$1,038.2	$—	$120.2
Borrowings and qualifying debt	—	—	—	—	—	447.9
Other liabilities	0.7	1.4	50.5	2.0	17.5	173.1
Total liabilities	1,891.0	1.4	50.5	1,040.2	17.5	741.2
Allocated equity:	65.6	107.1	117.1	224.1	145.5	149.5
Total liabilities and stockholders' equity	$1,956.6	$108.5	$167.6	$1,264.3	$163.0	$890.7
Excess funds provided (used)	1,840.8	(1,188.3)	(1,286.7)	134.8	(1,606.0)	(2,725.7)

		Regional Segments
	Consolidated Company	Arizona	Nevada	Southern California	Northern California
At December 31, 2015	(in millions)
Assets:
Cash, cash equivalents, and investment securities	$2,266.8	$2.3	$9.5	$2.4	$2.4
Loans, net of deferred loan fees and costs	11,136.7	2,811.7	1,737.2	1,761.9	1,188.4
Less: allowance for credit losses	(119.1)	(30.1)	(18.6)	(18.8)	(12.7)
Total loans	11,017.6	2,781.6	1,718.6	1,743.1	1,175.7
Other assets acquired through foreclosure, net	43.9	8.4	20.8	—	0.3
Goodwill and other intangible assets, net	305.4	—	24.8	—	158.2
Other assets	641.4	43.9	62.3	15.7	16.1
Total assets	$14,275.1	$2,836.2	$1,836.0	$1,761.2	$1,352.7
Liabilities:
Deposits	$12,030.6	$2,880.7	$3,382.8	$1,902.5	$1,541.1
Borrowings and qualifying debt	360.3	—	—	—	—
Other liabilities	292.7	12.2	29.0	7.8	11.2
Total liabilities	12,683.6	2,892.9	3,411.8	1,910.3	1,552.3
Allocated equity:	1,591.5	309.2	244.4	191.3	293.2
Total liabilities and stockholders' equity	$14,275.1	$3,202.1	$3,656.2	$2,101.6	$1,845.5
Excess funds provided (used)	—	365.9	1,820.2	340.4	492.8

	National Business Lines
	HOA Services	Public & Nonprofit Finance	Technology & Innovation	Other NBLs	Corporate & Other
Assets:	(in millions)
Cash, cash equivalents, and investment securities	$—	$—	$—	$—	$2,250.2
Loans, net of deferred loan fees and costs	88.4	1,458.9	770.3	1,280.3	39.6
Less: allowance for credit losses	(0.9)	(15.6)	(8.2)	(13.8)	(0.4)
Total loans	87.5	1,443.3	762.1	1,266.5	39.2
Other assets acquired through foreclosure, net	—	—	—	—	14.4
Goodwill and other intangible assets, net	—	—	122.4	—	—
Other assets	0.2	14.0	2.7	11.5	475.0
Total assets	$87.7	$1,457.3	$887.2	$1,278.0	$2,778.8
Liabilities:
Deposits	$1,291.9	$—	$842.5	$—	$189.1
Borrowings and qualifying debt	—	—	—	—	360.3
Other liabilities	0.5	63.8	—	40.8	127.4
Total liabilities	1,292.4	63.8	842.5	40.8	676.8
Allocated equity:	34.2	87.8	200.9	105.7	124.8
Total liabilities and stockholders' equity	$1,326.6	$151.6	$1,043.4	$146.5	$801.6
Excess funds provided (used)	1,238.9	(1,305.7)	156.2	(1,131.5)	(1,977.2)

The following is a summary of operating segment income statement information for the periods indicated:

		Regional Segments
	Consolidated Company	Arizona	Nevada	Southern California	Northern California
Year Ended December 31, 2016:	(in thousands)
Net interest income (expense)	$657,213	$170,513	$137,507	$103,542	$88,162
Provision for (recovery of) credit losses	8,000	9,912	(3,337)	(580)	2,587
Net interest income (expense) after provision for credit losses	649,213	160,601	140,844	104,122	85,575
Non-interest income	42,915	6,887	8,622	2,550	10,422
Non-interest expense	(330,949)	(63,406)	(60,570)	(45,643)	(53,073)
Income (loss) before income taxes	361,179	104,082	88,896	61,029	42,924
Income tax expense (benefit)	101,381	40,832	31,113	25,663	18,049
Net income (loss)	$259,798	$63,250	$57,783	$35,366	$24,875

	National Business Lines
	HOA Services	Hotel Franchise Finance	Public & Nonprofit Finance	Technology & Innovation	Other NBLs	Corporate & Other
	(in thousands)
Net interest income (expense)	$41,539	$38,583	$20,900	$69,143	$49,893	$(62,569)
Provision for (recovery of) credit losses	256	—	(183)	(1,626)	4,200	(3,229)
Net interest income (expense) after provision for credit losses	41,283	38,583	21,083	70,769	45,693	(59,340)
Non-interest income	460	—	59	6,728	2,315	4,872
Non-interest expense	(24,019)	(8,544)	(7,936)	(31,271)	(15,204)	(21,283)
Income (loss) before income taxes	17,724	30,039	13,206	46,226	32,804	(75,751)
Income tax expense (benefit)	6,647	11,265	4,952	17,335	12,302	(66,777)
Net income (loss)	$11,077	$18,774	$8,254	$28,891	$20,502	$(8,974)

		Regional Segments
	Consolidated Company	Arizona	Nevada	Southern California	Northern California (1)
Year Ended December 31, 2015:	(in thousands)
Net interest income (expense)	$492,576	$129,914	$122,082	$94,585	$56,698
Provision for (recovery of) credit losses	3,200	3,099	(6,887)	152	3,038
Net interest income (expense) after provision for credit losses	489,376	126,815	128,969	94,433	53,660
Non-interest income	29,768	4,204	9,202	2,697	5,161
Non-interest expense	(260,606)	(59,917)	(59,553)	(47,549)	(30,161)
Income (loss) before income taxes	258,538	71,102	78,618	49,581	28,660
Income tax expense (benefit)	64,294	27,893	27,516	20,849	12,051
Net income (loss)	$194,244	$43,209	$51,102	$28,732	$16,609

	National Business Lines
	HOA Services	Public & Nonprofit Finance	Technology & Innovation (1)	Other NBLs	Corporate & Other
	(in thousands)
Net interest income (expense)	$25,572	$19,988	$30,137	$48,525	$(34,925)
Provision for (recovery of) credit losses	232	2,655	2,264	(1,234)	(119)
Net interest income (expense) after provision for credit losses	25,340	17,333	27,873	49,759	(34,806)
Non-interest income	322	687	2,252	849	4,394
Non-interest expense	(18,059)	(5,675)	(7,596)	(14,501)	(17,595)
Income (loss) before income taxes	7,603	12,345	22,529	36,107	(48,007)
Income tax expense (benefit)	2,851	4,630	8,448	13,540	(53,484)
Net income (loss)	$4,752	$7,715	$14,081	$22,567	$5,477

(1)	As the Bridge acquisition was completed on June 30, 2015, the results of operations of Bridge are included in the Company's Consolidated Income Statements beginning on July 1, 2015.

		Regional Segments
	Consolidated Company	Arizona	Nevada	Southern California	Northern California
Year Ended December 31, 2014:	(in thousands)
Net interest income (expense)	$384,893	$112,128	$117,508	$91,090	$9,133
Provision for (recovery of) credit losses	4,726	2,083	(7,542)	(1,638)	—
Net interest income (expense) after provision for credit losses	380,167	110,045	125,050	92,728	9,133
Non-interest income	24,651	3,586	8,944	3,917	184
Non-interest expense	(207,319)	(54,859)	(59,683)	(49,764)	(3,857)
Income (loss) from continuing operations before income taxes	197,499	58,772	74,311	46,881	5,460
Income tax expense (benefit)	48,390	23,053	26,009	19,711	2,296
Income from continuing operations	149,109	35,719	48,302	27,170	3,164
(Loss) from discontinued operations, net of tax	(1,158)	—	—	—	—
Net income	$147,951	$35,719	$48,302	$27,170	$3,164

	National Business Lines
	HOA Services	Public & Nonprofit Finance	Other NBLs	Corporate & Other
	(in thousands)
Net interest income (expense)	$19,621	$15,215	$36,174	$(15,976)
Provision for (recovery of) credit losses	156	4,129	7,080	458
Net interest income (expense) after provision for credit losses	19,465	11,086	29,094	(16,434)
Non-interest income	214	(68)	1,596	6,278
Non-interest expense	(13,757)	(3,702)	(10,345)	(11,352)
Income (loss) from continuing operations before income taxes	5,922	7,316	20,345	(21,508)
Income tax expense (benefit)	2,221	2,744	7,629	(35,273)
Income from continuing operations	3,701	4,572	12,716	13,765
(Loss) from discontinued operations, net of tax	—	—	—	(1,158)
Net income	$3,701	$4,572	$12,716	$12,607

23. QUARTERLY FINANCIAL DATA (UNAUDITED)

	Year Ended December 31, 2016
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
	(in thousands, except per share amounts)
Interest income	$187,411	$184,750	$174,089	$154,256
Interest expense	12,142	12,203	10,403	8,545
Net interest income	175,269	172,547	163,686	145,711
Provision for credit losses	1,000	2,000	2,500	2,500
Net interest income after provision for credit losses	174,269	170,547	161,186	143,211
Non-interest income	10,540	10,683	8,559	13,133
Non-interest expense	(88,645)	(85,007)	(81,804)	(75,493)
Income before provision for income taxes	96,164	96,223	87,941	80,851
Income tax expense	26,364	29,171	26,327	19,519
Net income available to common stockholders	$69,800	$67,052	$61,614	$61,332
Earnings per share:
Basic	$0.67	$0.65	$0.60	$0.60
Diluted	$0.67	$0.64	$0.60	$0.60

	Year Ended December 31, 2015
	Fourth Quarter	Third Quarter (1)	Second Quarter (1)	First Quarter (1)
	(in thousands, except per share amounts)
Interest income	$151,331	$146,233	$116,618	$110,962
Interest expense	7,988	8,826	7,900	7,854
Net interest income	143,343	137,407	108,718	103,108
Provision for credit losses	2,500	—	—	700
Net interest income after provision for credit losses	140,843	137,407	108,718	102,408
Non-interest income	9,479	8,502	5,545	6,242
Non-interest expense	(72,448)	(72,916)	(61,209)	(54,033)
Income before provision for income taxes	77,874	72,993	53,054	54,617
Income tax expense	19,348	17,133	13,579	14,234
Net income	58,526	55,860	39,475	40,383
Dividends on preferred stock	151	176	247	176
Net income available to common stockholders	$58,375	$55,684	$39,228	$40,207
Earnings per share:
Basic	$0.58	$0.55	$0.44	$0.46
Diluted	$0.57	$0.55	$0.44	$0.45

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
As of the end of the period covered by this Annual Report on Form 10-K, an evaluation was carried out by the Company’s management, with the participation of its CEO and CFO, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e), under the Exchange Act. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of the end of the period covered by this report. No changes were made to the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the last fiscal quarter that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
As of December 31, 2016, management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control-Integrated Framework” issued by the COSO in 2013. Based on this assessment, management determined that the Company maintained effective internal control over financial reporting as of December 31, 2016, based on those criteria.
RSM US LLP, the independent registered public accounting firm that audited the Consolidated Financial Statements of the Company included in this Annual Report on Form 10-K has audited the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016. Their report, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016, is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders
Western Alliance Bancorporation
We have audited Western Alliance Bancorporation’s (the Company) internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Western Alliance Bancorporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
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
In our opinion, Western Alliance Bancorporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Consolidated Financial Statements of Western Alliance Bancorporation and our report dated February 28, 2017 expressed an unqualified opinion.
/s/ RSM US LLP
Phoenix, Arizona
February 28, 2017

Item 9B.	Other Information
On February 28, 2017, the Company entered into an indemnification agreement with each of the Company’s directors and officers (each, an “Indemnitee”), to be effective immediately upon execution, in the form approved by the BOD of the Company (the “Indemnification Agreement”).
The Indemnification Agreement clarifies and supplements the indemnification rights and obligations of the Indemnitee and Company already included in the Company’s Certificate of Incorporation and Bylaws and, for any directors or officers of the Company who were party to a prior indemnification agreement with the Company, supersedes such prior agreement. Under the terms of the Indemnification Agreement, subject to certain exceptions specified in the Indemnification Agreement, the Company will indemnify the Indemnitee to the fullest extent permitted by applicable law in the event the Indemnitee becomes subject to or a participant in certain claims or proceedings as a result of the Indemnitee’s service as a director or officer. The Company will also, subject to certain exceptions and repayment conditions, advance to the Indemnitee specified indemnifiable expenses incurred in connection with such claims or proceedings.
The foregoing description of the Indemnification Agreement does not purport to be complete and is qualified in its entirety by reference to the full and complete terms of the Indemnification Agreement, which is filed as Exhibit 10.10 to this Annual Report on Form 10-K and is incorporated herein by reference.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance
The information required by this item is incorporated by reference from the Company’s Definitive Proxy Statement for the 2017 Annual Meeting of Stockholders to be held on June 6, 2017.
The Company has adopted a Code of Business Conduct and Ethics applicable to all of its directors and employees, including the principal executive officer, principal financial officer and principal accounting officer. A copy of the Code of Business Conduct and Ethics is available on the Company’s website at www.westernalliancebancorporation.com.

Item 11.	Executive Compensation
The information required by this item is incorporated by reference from the Company’s Definitive Proxy Statement for the 2017 Annual Meeting of Stockholders to be held on June 6, 2017.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item is incorporated by reference from the Company’s Definitive Proxy Statement for the 2017 Annual Meeting of Stockholders to be held on June 6, 2017.

Item 13.	Certain Relationships and Related Transactions, and Director Independence
The information required by this item is incorporated by reference from the Company’s Definitive Proxy Statement for the 2017 Annual Meeting of Stockholders to be held on June 6, 2017.

Item 14.	Principal Accountant Fees and Services
The information required by this item is incorporated by reference from the Company’s Definitive Proxy Statement for the 2017 Annual Meeting of Stockholders to be held on June 6, 2017.
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

3.4	Amended and Restated Bylaws of Western Alliance, effective as of May 19, 2015 (incorporated by reference to Exhibit 3.2 of Western Alliance's Form 8-K filed with the SEC on May 22, 2015).

3.5
Certificate of Designation of Non-Cumulative Perpetual Preferred Stock, Series B, as filed with the Delaware Secretary of State on May 29, 2014 (incorporated by reference to Exhibit 3.4 of Western Alliance’s Form 8-K filed with the SEC on June 3, 2014).

3.6
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

4.3	Form of Senior Debt Indenture (incorporated by reference to Exhibit 4.2 of Western Alliance's Form S-3 filed with the SEC on May 7, 2015).

4.4	Form of Subordinated Debt Indenture (incorporated by reference to Exhibit 4.3 of Western Alliance's Form S-3 filed with the SEC on May 7, 2015).

4.5	Form of 5.00% Fixed to Floating Rate Subordinated Bank Note due July 15, 2025 (incorporated by reference to Exhibit 4.1 of Western Alliance's Form 8-K filed with the SEC on July 2, 2015).

4.6
Subordinated Debt Indenture, dated June 16, 2016, between Western Alliance and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1 of Western Alliance's Form 8-K filed with the SEC on June 16, 2016).

4.7
First Supplemental Indenture (including Form of Debenture) dated June 16, 2016 between Western Alliance and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.2 of Western Alliance's Form 8-K filed with the SEC on June 16, 2016).

4.8	Form of Global Debenture dated June 16, 2016 (incorporated by reference to Exhibit 4.3 of Western Alliance's Form 8-K filed with the SEC on June 16, 2016).

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

10.7	Form of Non-Competition Agreement (incorporated by reference to Exhibit 10.8 of Western Alliance’s Registration Statement on Form S-1 filed with the SEC on April 28, 2005). ±

10.8*	Western Alliance 2017 Annual Bonus Plan. ±

10.9	Western Alliance Change in Control Severance Plan (incorporated by reference to Exhibit 10.1 of Western Alliance’s Form 8-K filed with the SEC on September 25, 2012). ±

10.10*	Form of Indemnification Agreement, dated February 24, 2017, by and between Western Alliance and each of Western Alliance's directors and executive officers. ±

21.1*	List of Subsidiaries of Western Alliance.

23.1*	Consent of RSM US LLP.

24.1*	Power of Attorney (see signature page).

31.1*	CEO Certification Pursuant Rule 13a-14(a)/15d-14(a).

31.2*	CFO Certification Pursuant Rule 13a-14(a)/15d-14(a).

32**	CEO and CFO Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.
* Filed herewith.
** Furnished herewith.
± Management contract or compensatory arrangement.

Stockholders may obtain copies of exhibits by writing to: Dale Gibbons, Western Alliance Bancorporation, One East Washington Street Suite 1400, Phoenix, AZ 85004.

Item 16.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WESTERN ALLIANCE BANCORPORATION

February 28, 2017	By:	/s/ Robert Sarver
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
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in their listed capacities on February 28, 2017.

Name	Title

/s/ Robert Sarver	Chairman of the Board and Chief Executive Officer
Robert Sarver	(Principal Executive Officer)

/s/ Dale Gibbons	Executive Vice President and Chief Financial
Dale Gibbons	Officer (Principal Financial Officer)

/s/ J. Kelly Ardrey Jr.	Senior Vice President and Chief Accounting Officer
J. Kelly Ardrey Jr.	(Principal Accounting Officer)

/s/ Bruce D. Beach	Director
Bruce D. Beach

/s/ William S. Boyd	Director
William S. Boyd

/s/ Howard Gould	Director
Howard Gould

/s/ Steven J. Hilton	Director
Steven J. Hilton

/s/ Robert Latta	Director
Robert Latta

/s/ Marianne Boyd Johnson	Director
Marianne Boyd Johnson

/s/ Cary Mack	Director
Cary Mack

/s/ Todd Marshall	Director
Todd Marshall

/s/ M. Nafees Nagy	Director
M. Nafees Nagy

/s/ James Nave	Director
James Nave

/s/ Michael Patriarca	Director
Michael Patriarca

/s/ John Peter Sande III	Director
John Peter Sande III

/s/ Donald D. Snyder	Director
Donald D. Snyder

/s/ Sung Won Sohn	Director
Sung Won Sohn
/s/ Kenneth A. Vecchione	Director
Kenneth A. Vecchione