Form 10-K/A
period 2016-12-31
WESTERN ALLIANCE BANCORPORATION
filed 2017-03-01
CIK 1212545

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

Explanatory Note
The purpose of this Amendment No. 1 to our Annual Report on Form 10-K for the year ended December 31, 2016, filed with the Securities and Exchange Commission on February 28, 2017 (the “Form 10-K”), is to correct the effective date for Exhibit 10.10 as set forth in the Exhibit Index included in Item 15 from February 24, 2017 to February 28, 2017, and to file the Form of Indemnification Agreement as Exhibit 10.10, which was inadvertently omitted from the original filing.
No changes have been made to the Form 10-K other than the inclusion of Exhibit 10.10 and the correction of the effective date of Exhibit 10.10, as set forth in the Exhibit Index. This Amendment No. 1 to the Form 10-K speaks as of the original filing date of the Form 10-K, does not reflect events that may have occurred subsequent to the original filing date and does not modify or update in any way disclosures made in the original Form 10-K. This amendment also includes new certifications as required pursuant Section 302 of the Sarbanes-Oxley Act of 2002.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WESTERN ALLIANCE BANCORPORATION

March 1, 2017	By:	/s/ Dale Gibbons
Dale Gibbons
Chief Financial Officer

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
EXHIBITS

10.10*	Form of Indemnification Agreement, dated February 28, 2017, by and between Western Alliance and each of Western Alliance's directors and executive officers. ±

31.1*	CEO Certification Pursuant Rule 13a-14(a)/15d-14(a).

31.2*	CFO Certification Pursuant Rule 13a-14(a)/15d-14(a).
* Filed herewith.
± Management contract or compensatory arrangement.