Form 10-Q
period 2017-03-31
WESTERN ALLIANCE BANCORPORATION
filed 2017-04-27
CIK 1212545

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2017 or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of April 21, 2017, Western Alliance Bancorporation had 105,428,718 shares of common stock outstanding.

PART I
GLOSSARY OF ENTITIES AND TERMS

The acronyms and abbreviations identified below are used in various sections of this Form 10-Q, including "Management's
Discussion and Analysis of Financial Condition and Results of Operations," in Item 2 and the Consolidated Financial
Statements and the Notes to Unaudited Consolidated Financial Statements in Item I of this Form 10-Q.

ENTITIES / DIVISIONS:
AAB	Alliance Association Bank	LVSP	Las Vegas Sunset Properties
ABA	Alliance Bank of Arizona	TPB	Torrey Pines Bank
BON	Bank of Nevada	WA PWI	Western Alliance Public Welfare Investments, LLC
Bridge	Bridge Bank	WAB or Bank	Western Alliance Bank
Company	Western Alliance Bancorporation and subsidiaries	WABT	Western Alliance Business Trust
FIB	First Independent Bank	WAL or Parent	Western Alliance Bancorporation
HFF	Hotel Franchise Finance
TERMS:
AFS	Available-for-Sale	HFS	Held for Sale
ALCO	Asset and Liability Management Committee	HTM	Held-to-Maturity
AOCI	Accumulated Other Comprehensive Income	ICS	Insured Cash Sweep Service
ASC	Accounting Standards Codification	IRC	Internal Revenue Code
ASU	Accounting Standards Update	ISDA	International Swaps and Derivatives Association
BOD	Board of Directors	LIBOR	London Interbank Offered Rate
BOLI	Bank Owned Life Insurance	LIHTC	Low-Income Housing Tax Credit
CDARS	Certificate Deposit Account Registry Service	MBS	Mortgage-Backed Securities
CDO	Collateralized Debt Obligation	NBL	National Business Lines
CEO	Chief Executive Officer	NOL	Net Operating Loss
CFO	Chief Financial Officer	NPV	Net Present Value
CRA	Community Reinvestment Act	NUBILs	Net Unrealized Built In Losses
CRE	Commercial Real Estate	OCI	Other Comprehensive Income
EPS	Earnings per share	OREO	Other Real Estate Owned
EVE	Economic Value of Equity	OTTI	Other-than-Temporary Impairment
Exchange Act	Securities Exchange Act of 1934, as amended	PCI	Purchased Credit Impaired
FASB	Financial Accounting Standards Board	SBA	Small Business Administration
FDIC	Federal Deposit Insurance Corporation	SBIC	Small Business Investment Company
FHLB	Federal Home Loan Bank	SEC	Securities and Exchange Commission
FRB	Federal Reserve Bank	SERP	Supplemental Executive Retirement Plan
FVO	Fair Value Option	SSAE	Statement on Standards for Attestation Engagements
GAAP	U.S. Generally Accepted Accounting Principles	TDR	Troubled Debt Restructuring
GSE	Government-Sponsored Enterprise	TEB	Tax Equivalent Basis
HFI	Held for Investment	XBRL	eXtensible Business Reporting Language

Item 1.	Financial Statements
WESTERN ALLIANCE BANCORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31, 2017	December 31, 2016
	(Unaudited)
	(in thousands, except shares and per share amounts)
Assets:
Cash and due from banks	$135,379	$168,066
Interest-bearing deposits in other financial institutions	511,655	116,425
Cash and cash equivalents	647,034	284,491
Money market investments	90	—
Investment securities - measured at fair value; amortized cost of $1,019 at March 31, 2017 and $1,055 at December 31, 2016	1,019	1,053
Investment securities - AFS, at fair value; amortized cost of $2,709,686 at March 31, 2017 and $2,633,298 at December 31, 2016	2,700,011	2,609,380
Investment securities - HTM, at amortized cost; fair value of $103,666 at March 31, 2017 and $91,966 at December 31, 2016	102,590	92,079
Investments in restricted stock, at cost	65,404	65,249
Loans - HFS	17,865	18,909
Loans - HFI, net of deferred loan fees and costs	13,644,883	13,189,527
Less: allowance for credit losses	(127,649)	(124,704)
Net loans held for investment	13,517,234	13,064,823
Premises and equipment, net	120,038	119,833
Other assets acquired through foreclosure, net	45,200	47,815
Bank owned life insurance	165,458	164,510
Goodwill	289,895	289,967
Other intangible assets, net	12,238	12,927
Deferred tax assets, net	88,083	95,194
Other assets	350,347	334,612
Total assets	$18,122,506	$17,200,842
Liabilities:
Deposits:
Non-interest-bearing demand	$6,114,148	$5,632,926
Interest-bearing	9,241,822	8,916,937
Total deposits	15,355,970	14,549,863
Customer repurchase agreements	35,711	41,728
Other borrowings	—	80,000
Qualifying debt	366,885	367,937
Other liabilities	394,948	269,785
Total liabilities	16,153,514	15,309,313
Commitments and contingencies (Note 12)
Stockholders’ equity:
Common stock - par value $0.0001; 200,000,000 authorized; 106,929,801 shares issued at March 31, 2017 and 106,371,093 at December 31, 2016	10	10
Treasury stock, at cost (1,501,538 shares at March 31, 2017 and 1,300,232 shares at December 31, 2016)	(36,605)	(26,362)
Additional paid in capital	1,406,943	1,400,140
Accumulated other comprehensive income (loss)	2,851	(4,695)
Retained earnings	595,793	522,436
Total stockholders’ equity	1,968,992	1,891,529
Total liabilities and stockholders’ equity	$18,122,506	$17,200,842
See accompanying Notes to Unaudited Consolidated Financial Statements.

WESTERN ALLIANCE BANCORPORATION AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENTS

	Three Months Ended March 31,
	2017	2016
	(in thousands, except per share amounts)
Interest income:
Loans, including fees	$172,553	$139,786
Investment securities	16,571	12,026
Dividends	2,229	2,013
Other	912	431
Total interest income	192,265	154,256
Interest expense:
Deposits	8,412	6,243
Qualifying debt	4,338	2,184
Other borrowings	190	102
Other	16	16
Total interest expense	12,956	8,545
Net interest income	179,309	145,711
Provision for credit losses	4,250	2,500
Net interest income after provision for credit losses	175,059	143,211
Non-interest income:
Service charges and fees	4,738	4,466
Card income	1,218	1,013
Income from bank owned life insurance	948	930
Gain (loss) on sales of investment securities, net	635	1,001
SBA / warrant income	516	1,006
Lending related income and gains (losses) on sale of loans, net	492	2,935
Other income	1,997	1,782
Total non-interest income	10,544	13,133
Non-interest expense:
Salaries and employee benefits	51,620	44,855
Legal, professional, and directors' fees	8,803	5,572
Occupancy	6,894	6,257
Data processing	5,271	4,561
Insurance	3,228	3,323
Loan and repossessed asset expenses	1,278	902
Marketing	721	657
Intangible amortization	689	697
Card expense	654	887
Net (gain) loss on sales / valuations of repossessed and other assets (1)	(543)	(302)
Other expense	9,142	8,084
Total non-interest expense	87,757	75,493
Income before provision for income taxes	97,846	80,851
Income tax expense	24,489	19,519
Net income available to common stockholders	$73,357	$61,332

Earnings per share available to common stockholders:
Basic	0.71	0.60
Diluted	0.70	0.60
Weighted average number of common shares outstanding:
Basic	103,987	101,895
Diluted	104,836	102,538
See accompanying Notes to Unaudited Consolidated Financial Statements.

WESTERN ALLIANCE BANCORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended March 31,
	2017	2016
	(in thousands)
Net income	$73,357	$61,332
Other comprehensive income, net:
Unrealized gain (loss) on AFS securities, net of tax effect of $(5,670) and $(4,501), respectively	9,169	11,019
Unrealized (loss) gain on SERP, net of tax effect of $1 and $(2)	(1)	6
Unrealized (loss) gain on junior subordinated debt, net of tax effect of $757 and $(453)	(1,229)	759
Realized (gain) loss on sale of AFS securities included in income, net of tax effect of $242 and $290, respectively	(393)	(711)
Net other comprehensive income (loss)	7,546	11,073
Comprehensive income	$80,903	$72,405
See accompanying Notes to Unaudited Consolidated Financial Statements.

WESTERN ALLIANCE BANCORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid in Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount

Balance, December 31, 2015	103,087	$10	$1,323,473	$(16,879)	$22,260	$262,638	$1,591,502
Net income	—	—	—	—	—	61,332	61,332
Exercise of stock options	39	—	305	—	—	—	305
Restricted stock, performance stock units, and other grants	678	—	4,900	—	—	—	4,900
Restricted stock surrendered (1)	(290)	—	—	(8,949)	—	—	(8,949)
Other comprehensive income, net	—	—	—	—	11,073	—	11,073
Balance, March 31, 2016	103,514	$10	$1,328,678	$(25,828)	$33,333	$323,970	$1,660,163

Balance, December 31, 2016	105,071	$10	$1,400,140	$(26,362)	$(4,695)	$522,436	$1,891,529
Net income	—	—	—	—	—	73,357	73,357
Exercise of stock options	9	—	184	—	—	—	184
Restricted stock, performance stock unit, and other grants	549	—	6,619	—	—	—	6,619
Restricted stock surrendered (1)	(201)	—	—	(10,243)	—	—	(10,243)
Other comprehensive income, net	—	—	—	—	7,546	—	7,546
Balance, March 31, 2017	105,428	$10	$1,406,943	$(36,605)	$2,851	$595,793	$1,968,992

(1)	Share amounts represent Treasury Shares, see Note 1. Summary of Significant Accounting Policies for further discussion.
See accompanying Notes to Unaudited Consolidated Financial Statements.

WESTERN ALLIANCE BANCORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2017	2016
	(in thousands)
Cash flows from operating activities:
Net income	$73,357	$61,332
Adjustments to reconcile net income to cash provided by operating activities:
Provision for credit losses	4,250	2,500
Depreciation and amortization	3,211	2,606
Stock-based compensation	6,342	5,394
Excess tax benefit of stock-based compensation	(4,593)	(3,871)
Deferred income taxes	2,401	4,887
Amortization of net premiums for investment securities	4,007	2,766
Accretion of fair market value adjustments on loans acquired from business combinations	(6,393)	(5,315)
Accretion and amortization of fair market value adjustments on other assets and liabilities acquired from business combinations	767	774
Income from bank owned life insurance	(948)	(930)
(Gains) / Losses on:
Sales of investment securities	(635)	(1,001)
Sale of loans	52	(2,671)
Other assets acquired through foreclosure, net	106	(160)
Valuation adjustments of other repossessed assets, net	(380)	(177)
Sale of premises, equipment, and other assets, net	47	35
Changes in, net of acquisitions:
Other assets	10,779	21,271
Other liabilities	(4,398)	(16,125)
Net cash provided by operating activities	87,972	71,315
Cash flows from investing activities:
Investment securities - measured at fair value
Principal pay downs and maturities	33	95
Investment securities - AFS
Purchases	(185,199)	(128,101)
Principal pay downs and maturities	90,585	78,751
Proceeds from sales	15,170	34,304
Investment securities - HTM
Purchases	(10,533)	(21,514)
Purchase of investment tax credits	(3,516)	(6,782)
(Purchase) sale of money market investments, net	(90)	(5,798)
(Purchase) liquidation of restricted stock	(154)	(124)
Loan fundings and principal collections, net	(342,069)	(105,402)
Purchase of premises, equipment, and other assets, net	(2,575)	(3,086)
Proceeds from sale of other real estate owned and repossessed assets, net	2,889	2,141
Net cash used in investing activities	(435,459)	(155,516)

	Three Months Ended March 31,
	2017	2016
	(in thousands)
Cash flows from financing activities:
Net increase (decrease) in deposits	$806,106	$1,051,031
Net (decrease) increase in borrowings	(86,017)	(151,849)
Proceeds from exercise of common stock options	184	305
Cash paid for tax withholding on vested restricted stock	(10,243)	(8,949)
Net cash provided by financing activities	710,030	890,538
Net increase (decrease) in cash and cash equivalents	362,543	806,337
Cash and cash equivalents at beginning of period	284,491	224,640
Cash and cash equivalents at end of period	$647,034	$1,030,977
Supplemental disclosure:
Cash paid (returned) during the period for:
Interest	$17,851	$13,892
Income taxes	(23)	(6,278)
Non-cash investing and financing activities:
Transfers to other assets acquired through foreclosure, net	—	10,638
Change in unfunded LIHTC and SBIC commitments	30,869	26,961
Change in unrealized gain (loss) on AFS securities, net of tax	8,775	10,308
Change in unrealized (loss) gain on junior subordinated debt, net of tax	(1,229)	759
Change in unfunded obligations	(114,716)	19,930
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
Principles of consolidation
As of March 31, 2017, WAL has ten wholly-owned subsidiaries: WAB, LVSP, and eight unconsolidated subsidiaries used as business trusts in connection with the issuance of trust-preferred securities.
The Bank has the following significant wholly-owned subsidiaries: WABT, which holds certain investment securities, municipal and nonprofit loans, and leases; WA PWI, LLC, which holds certain limited partnerships invested primarily in low income housing tax credits and small business investment corporations; and BW Real Estate, Inc., which operates as a real estate investment trust and holds certain of WAB's real estate loans and related securities.
The Company does not have any other significant entities that should be considered for consolidation. All significant intercompany balances and transactions have been eliminated in consolidation.
Reclassifications
Certain amounts in the Consolidated Financial Statements as of December 31, 2016 and for the three months ended March 31, 2016 may have been reclassified to conform to the current presentation. The reclassifications have no effect on net income or stockholders’ equity as previously reported.

Interim financial information
The accompanying Unaudited Consolidated Financial Statements as of and for the three months ended March 31, 2017 and 2016 have been prepared in condensed format and, therefore, do not include all of the information and footnotes required by GAAP for complete financial statements. These statements have been prepared on a basis that is substantially consistent with the accounting principles applied to the Company's audited Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2016.

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
Restricted stock
WAB is a member of the Federal Reserve System and, as part of its membership, is required to maintain stock in the FRB in a specified ratio to its capital. In addition, WAB is a member of the FHLB system and, accordingly, maintains an investment in capital stock of the FHLB based on the borrowing capacity used. The Bank also maintains an investment in its primary correspondent bank. All of these investments are considered equity securities with no actively traded market. Therefore, the shares are considered restricted investment securities. These investments are carried at cost, which is equal to the value at which they may be redeemed. The dividend income received from the stock is reported in interest income. The Company conducts a periodic review and evaluation of its restricted stock to determine if any impairment exists. No impairment has been recorded to date.
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
The Company may also acquire loans through a business combination. These acquired loans are recorded at estimated fair value on the date of purchase, which is comprised of unpaid principal adjusted for estimated credit losses and interest rate fair value adjustments. Loans are evaluated individually at the acquisition date to determine if there has been credit deterioration since origination. Such loans may then be aggregated and accounted for as a pool of loans based on common characteristics. When the Company acquires such loans, the yield that may be accreted (accretable yield) is limited to the excess of the Company’s estimate of undiscounted cash flows expected to be collected over the Company’s initial investment in the loan. The excess of contractual cash flows over the cash flows expected to be collected may not be recognized as an adjustment to yield, loss, or a valuation allowance. Subsequent increases in cash flows expected to be collected generally are recognized prospectively through adjustment of the loan’s yield over the remaining life. Subsequent decreases to cash flows expected to be collected are recognized as impairment. The Company may not carry over or create a valuation allowance in the initial accounting for loans acquired under these circumstances. For purchased loans that are not deemed impaired at the acquisition date, fair value adjustments attributable to both credit and interest rates are accreted (or amortized) over the contractual life of the individual loan. For additional information, see "Note 3. Loans, Leases and Allowance for Credit Losses" of these Notes to Unaudited Consolidated Financial Statements.
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
Due to the credit concentration of the Company's loan portfolio in real estate secured loans, the value of collateral is heavily dependent on real estate values in Arizona, Nevada, and California. While management uses the best information available to make its evaluation, future adjustments to the allowance may be necessary if there are significant changes in economic or other conditions. In addition, regulators, as an integral part of their examination processes, periodically review the Bank's allowance for credit losses, and may require the Bank to make additions to the allowance based on their judgment about information available to them at the time of their examination. Management regularly reviews the assumptions and formulae used in determining the allowance and makes adjustments if required to reflect the current risk profile of the portfolio.
Goodwill and other intangible assets
The Company records as goodwill the excess of the purchase price over the fair value of the identifiable net assets acquired in accordance with applicable guidance. The Company performs its annual goodwill and intangibles impairment tests as of October 1 each year, or more often if events or circumstances indicate that the carrying value may not be recoverable. The Company can first elect to assess, through qualitative factors, whether it is more likely than not that goodwill is impaired. If the qualitative assessment indicates potential impairment, the Company will proceed with a two-step process. The first step tests for impairment, while the second step, if necessary, measures the impairment. The resulting impairment amount, if any, is charged to current period earnings as non-interest expense.
The Company’s intangible assets consist primarily of core deposit intangible assets that are amortized over periods ranging from 5 to 10 years. The Company considers the remaining useful lives of its core deposit intangible assets each reporting period, as required by ASC 350, Intangibles—Goodwill and Other, to determine whether events and circumstances warrant a revision to the remaining period of amortization. If the estimate of an intangible asset’s remaining useful life has changed, the remaining carrying amount of the intangible asset is amortized prospectively over the revised remaining useful life. The Company has not revised its estimates of the useful lives of its core deposit intangibles during the three months ended March 31, 2017 and 2016.
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
The Company also has off-balance sheet arrangements related to its derivative instruments. Derivative instruments are recognized in the Consolidated Financial Statements at fair value and their notional values are carried off-balance sheet. See "Note 9. Derivatives and Hedging Activities" of these Notes to Unaudited Consolidated Financial Statements for further discussion.
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

Management uses its best judgment in estimating the fair value of the Company’s financial instruments; however, there are inherent limitations in any estimation technique. Therefore, for substantially all financial instruments, the fair value estimates presented herein are not necessarily indicative of the amounts the Company could have realized in a sales transaction at March 31, 2017 and 2016. The estimated fair value amounts for March 31, 2017 and 2016 have been measured as of period-end, and have not been re-evaluated or updated for purposes of these Consolidated Financial Statements subsequent to those dates. As such, the estimated fair values of these financial instruments subsequent to the reporting date may be different than the amounts reported at period-end.
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
In August 2016, the FASB issued guidance within ASU 2016-15, Classification of Certain Cash Receipts and Cash Payments. The amendments in ASU 2016-15 to Topic 230, Statement of Cash Flows, provide guidance on eight specific cash flow classification issues: 1) debt prepayment or debt extinguishment costs; 2) settlement of zero-coupon debt instruments; 3) contingent consideration payments made after a business combination; 4) proceeds from the settlement of insurance claims; 5) proceeds from the settlement of corporate-owned life insurance policies, including bank-owned life insurance policies; 6) distributions received from equity method investments; 7) beneficial interest in securitization transactions; and 8) separately identifiable cash flows and the application of the predominance principle. The amendments in this Update are effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. However, an entity is required to adopt all of the amendments in the same period. The amendments in this Update should be applied using a retrospective transition method to each period presented. The adoption of this guidance is not expected to have a significant impact on the Company's Consolidated Statement of Cash Flows.
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
In January 2017, the FASB issued guidance within ASU 2017-04, Simplifying the Test for Goodwill Impairment. The amendments in ASU 2017-04 to Topic 350, Intangibles - Goodwill and Other, modify the concept of impairment from the condition that exists when the carrying amount of goodwill exceeds its implied fair value to the condition that exists when the carrying amount of a reporting unit exceeds its fair value. Accordingly, the amendments eliminate Step 2 from the goodwill impairment test because goodwill impairment will no longer be determined by calculating the implied fair value of goodwill by assigning the fair value of a reporting unit to all of its assets and liabilities as if that reporting unit had been acquired in a business combination. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. The amendments in this Update should be applied on a prospective basis and are effective for annual or interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed after January 1, 2017. The adoption of this guidance is not expected to have a material impact on the Company's Consolidated Financial Statements.
In February 2017, the FASB issued guidance within ASU 2017-05, Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets. The amendments in ASU 2017-05 to Subtopic 610-20, Other Income-Gains and Losses from the Derecognition of Nonfinancial Assets, clarify the scope of Subtopic 610-20 and add guidance for partial sales of nonfinancial assets, including partial sales of real estate. Under current GAAP, there are several different accounting models to evaluate whether the transfer of certain assets qualify for sale treatment. The new standard reduces the number of potential accounting models that might apply and clarifies which model does apply in various circumstances. An entity may elect to apply the amendments in this Update either retrospectively to each period presented in the financial statements or, retrospectively with a cumulative-effect adjustment to retained earnings as of the beginning of the fiscal year of adoption. The amendments in this Update are effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Early adoption is permitted for annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The adoption of this guidance is not expected to have a material impact on the Company's Consolidated Financial Statements.
In March 2017, the FASB issued guidance within ASU 2017-08, Premium Amortization on Purchased Callable Debt Securities. The amendments in ASU 2017-08 to Subtopic 310-20, Receivables-Nonrefundable Fees and Other Costs, shorten the amortization period for certain purchased callable debt securities held at a premium to the earliest call date, which more closely align the amortization period of premiums and discounts to expectations incorporated in market pricing on the underlying securities. Under current GAAP, entities generally amortize the premium as an adjustment of yield over the contractual life of the instrument. The amendments do not require an accounting change for securities held at a discount; the discount continues to be amortized to maturity. The amendments in this Update should be applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted, including adoption in an interim period. The adoption of this guidance is not expected to have a material impact on the Company's Consolidated Financial Statements.
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

2. INVESTMENT SECURITIES
The carrying amounts and fair values of investment securities at March 31, 2017 and December 31, 2016 are summarized as follows:

	March 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
	(in thousands)
Held-to-maturity
Tax-exempt	$102,590	$1,388	$(312)	$103,666

Available-for-sale
Collateralized debt obligations	$50	$19,973	$—	$20,023
Commercial MBS issued by GSEs	119,646	15	(3,961)	115,700
Corporate debt securities	69,643	370	(1,618)	68,395
CRA investments	47,722	—	(514)	47,208
Preferred stock	96,030	2,819	(247)	98,602
Private label residential MBS	504,213	419	(7,566)	497,066
Residential MBS issued by GSEs	1,375,584	3,349	(16,133)	1,362,800
Tax-exempt	403,302	9,760	(8,947)	404,115
Trust preferred securities	32,000	—	(4,320)	27,680
U.S. government sponsored agency securities	59,000	—	(3,080)	55,920
U.S. treasury securities	2,496	6	—	2,502
Total AFS securities	$2,709,686	$36,711	$(46,386)	$2,700,011

Securities measured at fair value
Residential MBS issued by GSEs				$1,019

	December 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
	(in thousands)
Held-to-maturity
Tax-exempt	$92,079	$433	$(546)	$91,966

Available-for-sale
Collateralized debt obligations	$50	$13,440	$—	$13,490
Commercial MBS issued by GSEs	121,742	—	(3,950)	117,792
Corporate debt securities	65,058	371	(1,285)	64,144
CRA investments	37,627	—	(514)	37,113
Preferred stock	96,071	833	(2,242)	94,662
Private label residential MBS	440,272	182	(6,769)	433,685
Residential MBS issued by GSEs	1,369,289	3,046	(17,130)	1,355,205
Tax-exempt	409,693	8,477	(9,937)	408,233
Trust preferred securities	32,000	—	(5,468)	26,532
U.S. government sponsored agency securities	59,000	—	(2,978)	56,022
U.S. treasury securities	2,496	6	—	2,502
Total AFS securities	$2,633,298	$26,355	$(50,273)	$2,609,380

Securities measured at fair value
Residential MBS issued by GSEs				$1,053

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
The Company has reviewed securities for which there is an unrealized loss in accordance with its accounting policy for OTTI described above and determined that there are no impairment charges for the three months ended March 31, 2017 and 2016. The Company does not consider any securities to be other-than-temporarily impaired as of March 31, 2017 and December 31, 2016. No assurance can be made that OTTI will not occur in future periods.
Information pertaining to securities with gross unrealized losses at March 31, 2017 and December 31, 2016, aggregated by investment category and length of time that individual securities have been in a continuous loss position follows:

	March 31, 2017
	Less Than Twelve Months		More Than Twelve Months		Total
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(in thousands)
Held-to-maturity
Tax-exempt	$312	$30,542	$—	$—	$312	$30,542
Available-for-sale
Commercial MBS issued by GSEs	$3,961	$113,795	$—	$—	$3,961	$113,795
Corporate debt securities	1,618	62,971	—	—	1,618	62,971
CRA investments	514	47,208	—	—	514	47,208
Preferred stock	247	11,946	—	—	247	11,946
Private label residential MBS	7,566	391,073	—	—	7,566	391,073
Residential MBS issued by GSEs	15,699	868,033	434	33,662	16,133	901,695
Tax-exempt	8,947	142,516	—	—	8,947	142,516
Trust preferred securities	—	—	4,320	27,680	4,320	27,680
U.S. government sponsored agency securities	3,080	55,920	—	—	3,080	55,920
Total AFS securities	$41,632	$1,693,462	$4,754	$61,342	$46,386	$1,754,804

	December 31, 2016
	Less Than Twelve Months		More Than Twelve Months		Total
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(in thousands)
Held-to-maturity
Tax-exempt	$546	$30,364	$—	$—	$546	$30,364
Available-for-sale
Commercial MBS issued by GSEs	$3,950	$117,792	$—	$—	$3,950	$117,792
Corporate debt securities	1,285	38,716	—	—	1,285	38,716
CRA investments	514	37,113	—	—	514	37,113
Preferred stock	2,188	63,151	54	1,471	2,242	64,622
Private label residential MBS	6,170	377,638	599	16,969	6,769	394,607
Residential MBS issued by GSEs	16,990	950,480	140	5,326	17,130	955,806
Tax-exempt	9,937	148,780	—	—	9,937	148,780
Trust preferred securities	—	—	5,468	26,532	5,468	26,532
U.S. government sponsored agency securities	2,978	56,022	—	—	2,978	56,022
Total AFS securities	$44,012	$1,789,692	$6,261	$50,298	$50,273	$1,839,990
At March 31, 2017 and December 31, 2016, the Company’s unrealized losses relate primarily to interest rate fluctuations and credit spread widening in applicable markets. The total number of securities in an unrealized loss position at March 31, 2017 is 204, compared to 244 at December 31, 2016. In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and industry analysis reports. Since material downgrades have not occurred and management does not intend to sell the debt securities in an unrealized loss position in the foreseeable future, none of the securities described in the above table or in this paragraph are deemed to be OTTI.
The trust preferred securities have yields based on floating rate LIBOR, which are highly correlated to the federal funds rate and have been negatively affected by the low rate environment. This has resulted in unrealized losses for these securities.
The amortized cost and fair value of securities as of March 31, 2017, by contractual maturities, are shown below. MBS are shown separately as individual MBS are comprised of pools of loans with varying maturities. Therefore, these securities are listed separately in the maturity summary.

	March 31, 2017
	Amortized Cost	Estimated Fair Value
	(in thousands)
Held-to-maturity
After ten years	$102,590	$103,666

Available-for-sale
Due in one year or less	$50,000	$49,549
After one year through five years	52,331	53,380
After five years through ten years	214,862	214,145
After ten years	393,050	407,371
Mortgage-backed securities	1,999,443	1,975,566
Total AFS securities	$2,709,686	$2,700,011

The following tables summarize the carrying amount of the Company’s investment ratings position as of March 31, 2017 and December 31, 2016:

	March 31, 2017
	AAA	Split-rated AAA/AA+	AA+ to AA-	A+ to A-	BBB+ to BBB-	BB+ and below	Unrated	Totals
	(in thousands)
Held-to-maturity
Tax-exempt	$—	$—	$—	$—	$—	$—	$102,590	$102,590

Available-for-sale
Collateralized debt obligations	$—	$—	$—	$—	$—	$20,023	$—	$20,023
Commercial MBS issued by GSEs	—	115,700	—	—	—	—	—	115,700
Corporate debt securities	—	—	—	44,561	19,300	—	4,534	68,395
CRA investments	—	24,940	—	—	—	—	22,268	47,208
Preferred stock	—	—	—	10,550	64,715	7,311	16,026	98,602
Private label residential MBS	464,029	—	27,457	1,896	3,684	—	—	497,066
Residential MBS issued by GSEs	—	1,362,800	—	—	—	—	—	1,362,800
Tax-exempt	36,121	24,985	222,352	120,657	—	—	—	404,115
Trust preferred securities	—	—	—	—	27,680	—	—	27,680
U.S. government sponsored agency securities	—	55,920	—	—	—	—	—	55,920
U.S. treasury securities	—	2,502	—	—	—	—	—	2,502
Total AFS securities (1)	$500,150	$1,586,847	$249,809	$177,664	$115,379	$27,334	$42,828	$2,700,011

Securities measured at fair value
Residential MBS issued by GSEs	$—	$1,019	$—	$—	$—	$—	$—	$1,019

(1)	Where ratings differ, the Company uses an average of the ratings by S&P, Moody’s, and/or Fitch.

	December 31, 2016
	AAA	Split-rated AAA/AA+	AA+ to AA-	A+ to A-	BBB+ to BBB-	BB+ and below	Unrated	Totals
	(in thousands)
Held-to-maturity
Tax-exempt	$—	$—	$—	$—	$—	$—	$92,079	$92,079
Available-for-sale
Collateralized debt obligations	$—	$—	$—	$—	$—	$13,490	$—	$13,490
Commercial MBS issued by GSEs	—	117,792	—	—	—	—	—	117,792
Corporate debt securities	—	—	5,429	38,715	20,000	—	—	64,144
CRA investments	—	—	—	—	—	—	37,113	37,113
Preferred stock	—	—	—	—	64,486	14,658	15,518	94,662
Private label residential MBS	399,013	—	29,921	2,117	2,634	—	—	433,685
Residential MBS issued by GSEs	—	1,355,205	—	—	—	—	—	1,355,205
Tax-exempt	80,862	—	268,249	59,122	—	—	—	408,233
Trust preferred securities	—	—	—	—	26,532	—	—	26,532
U.S. government sponsored agency securities	—	56,022	—	—	—	—	—	56,022
U.S. treasury securities	—	2,502	—	—	—	—	—	2,502
Total AFS securities (1)	$479,875	$1,531,521	$303,599	$99,954	$113,652	$28,148	$52,631	$2,609,380

Securities measured at fair value
Residential MBS issued by GSEs	$—	$1,053	$—	$—	$—	$—	$—	$1,053

(1)	Where ratings differ, the Company uses an average of the ratings by S&P, Moody’s, and/or Fitch.
Securities with carrying amounts of approximately $902.6 million and $763.0 million at March 31, 2017 and December 31, 2016, respectively, were pledged for various purposes as required or permitted by law.
The following table presents gross gains and losses on sales of investment securities:

	Three Months Ended March 31,
	2017	2016
	(in thousands)
Gross gains	$636	$2,057
Gross losses	(1)	(1,056)
Net gains on sales of investment securities	$635	$1,001

3. LOANS, LEASES AND ALLOWANCE FOR CREDIT LOSSES
The composition of the Company’s held for investment loan portfolio is as follows:

	March 31, 2017	December 31, 2016
	(in thousands)

Commercial and industrial	$5,948,307	$5,755,021
Commercial real estate - non-owner occupied	3,607,783	3,543,956
Commercial real estate - owner occupied	2,043,431	2,013,276
Construction and land development	1,601,721	1,478,114
Residential real estate	309,870	259,432
Commercial leases	90,722	100,765
Consumer	43,049	38,963
Loans, net of deferred loan fees and costs	13,644,883	13,189,527
Allowance for credit losses	(127,649)	(124,704)
Total loans HFI	$13,517,234	$13,064,823
Net deferred loan fees and costs as of March 31, 2017 and December 31, 2016 total $21.5 million and $22.3 million, respectively, which is a reduction in the carrying value of loans. Net unamortized purchase discounts on loans total $7.3 million and $5.2 million as of March 31, 2017 and December 31, 2016, respectively. Total loans held for investment are also net of interest rate and credit marks on acquired loans totaling $65.1 million and $69.5 million as of March 31, 2017 and December 31, 2016, respectively, which is a net reduction in the carrying value of loans.
As of March 31, 2017 and December 31, 2016, the Company also has $17.9 million and $18.9 million of HFS loans, respectively.
The following table presents the contractual aging of the recorded investment in past due loans held for investment by class of loans:

	March 31, 2017
	Current	30-59 Days Past Due	60-89 Days Past Due	Over 90 Days Past Due	Total Past Due	Total
	(in thousands)
Commercial real estate
Owner occupied	$2,037,324	$302	$1,947	$3,858	$6,107	$2,043,431
Non-owner occupied	3,388,556	308	—	3	311	3,388,867
Multi-family	218,916	—	—	—	—	218,916
Commercial and industrial
Commercial	5,936,803	3,692	4,322	3,490	11,504	5,948,307
Leases	90,581	14	24	103	141	90,722
Construction and land development
Construction	1,053,336	—	—	—	—	1,053,336
Land	547,039	56	6	1,284	1,346	548,385
Residential real estate	301,868	328	319	7,355	8,002	309,870
Consumer	42,874	10	—	165	175	43,049
Total loans	$13,617,297	$4,710	$6,618	$16,258	$27,586	$13,644,883

	December 31, 2016
	Current	30-59 Days Past Due	60-89 Days Past Due	Over 90 Days Past Due	Total Past Due	Total
	(in thousands)
Commercial real estate
Owner occupied	$2,009,728	$71	$—	$3,477	$3,548	$2,013,276
Non-owner occupied	3,339,121	672	2	—	674	3,339,795
Multi-family	204,161	—	—	—	—	204,161
Commercial and industrial
Commercial	5,747,368	549	584	6,520	7,653	5,755,021
Leases	100,761	—	—	4	4	100,765
Construction and land development
Construction	973,242	—	—	—	—	973,242
Land	503,588	—	—	1,284	1,284	504,872
Residential real estate	249,726	4,333	281	5,092	9,706	259,432
Consumer	38,765	26	2	170	198	38,963
Total loans	$13,166,460	$5,651	$869	$16,547	$23,067	$13,189,527
The following table presents the recorded investment in non-accrual loans and loans past due ninety days or more and still accruing interest by class of loans:

	March 31, 2017				December 31, 2016
	Non-accrual loans			Loans past due 90 days or more and still accruing	Non-accrual loans			Loans past due 90 days or more and still accruing
	Current	Past Due/ Delinquent	Total Non-accrual		Current	Past Due/ Delinquent	Total Non-accrual
	(in thousands)
Commercial real estate
Owner occupied	$4,210	$4,499	$8,709	$—	$5,084	$3,264	$8,348	$285
Non-owner occupied	2,524	3	2,527	—	8,317	1	8,318	—
Multi-family	—	—	—	—	—	—	—	—
Commercial and industrial
Commercial	12,528	3,839	16,367	51	10,893	6,043	16,936	775
Leases	24	54	78	49	28	3	31	—
Construction and land development
Construction	—	—	—	—	—	—	—	—
Land	—	1,284	1,284	—	—	1,284	1,284	—
Residential real estate	1,214	4,115	5,329	3,559	99	5,093	5,192	—
Consumer	—	164	164	—	—	163	163	7
Total	$20,500	$13,958	$34,458	$3,659	$24,421	$15,851	$40,272	$1,067
The reduction in interest income associated with loans on non-accrual status was approximately $0.6 million and $0.4 million for the three months ended March 31, 2017 and 2016, respectively.
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

The following tables present gross loans by risk rating:

	March 31, 2017
	Pass	Special Mention	Substandard	Doubtful	Loss	Total
	(in thousands)
Commercial real estate
Owner occupied	$1,971,261	$49,568	$20,325	$2,277	$—	$2,043,431
Non-owner occupied	3,336,170	13,775	38,922	—	—	3,388,867
Multi-family	218,723	193	—	—	—	218,916
Commercial and industrial
Commercial	5,773,313	92,556	82,434	—	—	5,948,303
Leases	87,012	3,640	74	—	—	90,726
Construction and land development
Construction	1,041,338	—	11,998	—	—	1,053,336
Land	531,195	14,366	2,824	—	—	548,385
Residential real estate	299,302	928	9,640	—	—	309,870
Consumer	42,803	54	192	—	—	43,049
Total	$13,301,117	$175,080	$166,409	$2,277	$—	$13,644,883

	March 31, 2017
	Pass	Special Mention	Substandard	Doubtful	Loss	Total
	(in thousands)
Current (up to 29 days past due)	$13,296,590	$171,409	$147,764	$1,534	$—	$13,617,297
Past due 30 - 59 days	2,993	1,058	659	—	—	4,710
Past due 60 - 89 days	1,342	2,613	2,663	—	—	6,618
Past due 90 days or more	192	—	15,323	743	—	16,258
Total	$13,301,117	$175,080	$166,409	$2,277	$—	$13,644,883

	December 31, 2016
	Pass	Special Mention	Substandard	Doubtful	Loss	Total
	(in thousands)
Commercial real estate
Owner occupied	$1,935,322	$53,634	$22,090	$2,230	$—	$2,013,276
Non-owner occupied	3,278,090	22,972	38,733	—	—	3,339,795
Multi-family	203,964	197	—	—	—	204,161
Commercial and industrial
Commercial	5,621,448	70,011	58,562	5,000	—	5,755,021
Leases	100,737	—	28	—	—	100,765
Construction and land development
Construction	961,290	—	11,952	—	—	973,242
Land	501,569	337	2,966	—	—	504,872
Residential real estate	252,304	929	6,199	—	—	259,432
Consumer	38,698	64	201	—	—	38,963
Total	$12,893,422	$148,144	$140,731	$7,230	$—	$13,189,527

	December 31, 2016
	Pass	Special Mention	Substandard	Doubtful	Loss	Total
	(in thousands)
Current (up to 29 days past due)	$12,887,308	$147,838	$124,084	$7,230	$—	$13,166,460
Past due 30 - 59 days	5,433	96	122	—	—	5,651
Past due 60 - 89 days	410	210	249	—	—	869
Past due 90 days or more	271	—	16,276	—	—	16,547
Total	$12,893,422	$148,144	$140,731	$7,230	$—	$13,189,527
The table below reflects the recorded investment in loans classified as impaired:

	March 31, 2017	December 31, 2016
	(in thousands)
Impaired loans with a specific valuation allowance under ASC 310 (1)	$10,919	$10,909
Impaired loans without a specific valuation allowance under ASC 310 (2)	102,787	88,300
Total impaired loans	$113,706	$99,209
Valuation allowance related to impaired loans (3)	$(3,965)	$(4,239)

(1)	Includes TDR loans of $7.1 million and $2.5 million at March 31, 2017 and December 31, 2016, respectively.

(2)	Includes TDR loans of $54.3 million and $58.3 million at March 31, 2017 and December 31, 2016, respectively.

(3)	Includes valuation allowance related to TDR loans of $2.6 million and $0.6 million at March 31, 2017 and December 31, 2016, respectively.
The following table presents impaired loans by class:

	March 31, 2017	December 31, 2016
	(in thousands)
Commercial real estate
Owner occupied	$21,321	$20,748
Non-owner occupied	22,565	25,524
Multi-family	—	—
Commercial and industrial
Commercial	36,283	21,107
Leases	400	355
Construction and land development
Construction	—	—
Land	14,117	14,838
Residential real estate	18,806	16,391
Consumer	214	246
Total	$113,706	$99,209
A valuation allowance is established for an impaired loan when the fair value of the loan is less than the recorded investment. In certain cases, portions of impaired loans are charged-off to realizable value instead of establishing a valuation allowance and are included, when applicable, in the table above as “Impaired loans without a specific valuation allowance under ASC 310.” However, before concluding that an impaired loan needs no associated valuation allowance, an assessment is made to consider all available and relevant information for the method used to evaluate impairment and the type of loan being assessed. The valuation allowance disclosed above is included in the allowance for credit losses reported in the Consolidated Balance Sheets as of March 31, 2017 and December 31, 2016.

The following table presents the average investment in impaired loans and income recognized on impaired loans:

	Three Months Ended March 31,
	2017	2016
	(in thousands)
Average balance on impaired loans	$103,387	$122,545
Interest income recognized on impaired loans	921	1,113
Interest recognized on non-accrual loans, cash basis	332	172
The following table presents average investment in impaired loans by loan class:

	Three Months Ended March 31,
	2017	2016
	(in thousands)
Commercial real estate
Owner occupied	$21,128	$21,737
Non-owner occupied	24,399	33,033
Multi-family	—	—
Commercial and industrial
Commercial	25,734	31,733
Leases	367	2,049
Construction and land development
Construction	—	—
Land	14,432	17,900
Residential real estate	17,103	15,764
Consumer	224	329
Total	$103,387	$122,545
The average investment in TDR loans included in the average investment in impaired loans table above for the three months ended March 31, 2017 and 2016 was $60.4 million and $78.0 million, respectively.
The following table presents interest income on impaired loans by class:

	Three Months Ended March 31,
	2017	2016
	(in thousands)
Commercial real estate
Owner occupied	$177	$295
Non-owner occupied	239	338
Multi-family	—	—
Commercial and industrial
Commercial	140	108
Leases	4	32
Construction and land development
Construction	—	—
Land	221	207
Residential real estate	139	131
Consumer	1	2
Total	$921	$1,113
The Company is not committed to lend significant additional funds on these impaired loans.

The following table summarizes nonperforming assets:

	March 31, 2017	December 31, 2016
	(in thousands)
Non-accrual loans (1)	$34,458	$40,272
Loans past due 90 days or more on accrual status (2)	3,659	1,067
Accruing troubled debt restructured loans	49,292	53,637
Total nonperforming loans	87,409	94,976
Other assets acquired through foreclosure, net	45,200	47,815
Total nonperforming assets	$132,609	$142,791

(1)	Includes non-accrual TDR loans of $12.0 million and $7.1 million at March 31, 2017 and December 31, 2016, respectively.

(2)	Includes $0.1 million from loans acquired with deteriorated credit quality at each of the periods ended March 31, 2017 and December 31, 2016.
Loans Acquired with Deteriorated Credit Quality
Changes in the accretable yield for loans acquired with deteriorated credit quality are as follows:

	Three Months Ended March 31,
	2017	2016
	(in thousands)
Balance, at beginning of period	$15,177	$15,925
Reclassifications from non-accretable to accretable yield (1)	—	—
Accretion to interest income	(907)	(782)
Reversal of fair value adjustments upon disposition of loans	(458)	(1,602)
Balance, at end of period	$13,812	$13,541

(1)	The primary drivers of reclassification from non-accretable to accretable yield resulted from changes in estimated cash flows.
Allowance for Credit Losses
The following table summarizes the changes in the allowance for credit losses by portfolio type:

	Three Months Ended March 31,
	Construction and Land Development	Commercial Real Estate	Residential Real Estate	Commercial and Industrial	Consumer	Total
	(in thousands)
2017
Beginning Balance	$21,175	$25,673	$3,851	$73,333	$672	$124,704
Charge-offs	—	—	115	2,594	34	2,743
Recoveries	(277)	(533)	(251)	(328)	(49)	(1,438)
Provision	(355)	1,798	425	2,362	20	4,250
Ending balance	$21,097	$28,004	$4,412	$73,429	$707	$127,649
2016
Beginning Balance	$18,976	$23,160	$5,278	$71,181	$473	$119,068
Charge-offs	—	410	26	7,491	74	8,001
Recoveries	(95)	(3,665)	(257)	(1,576)	(67)	(5,660)
Provision	354	(3,311)	(571)	5,890	138	2,500
Ending balance	$19,425	$23,104	$4,938	$71,156	$604	$119,227

The following table presents impairment method information related to loans and allowance for credit losses by loan portfolio segment:

	Commercial Real Estate-Owner Occupied	Commercial Real Estate-Non-Owner Occupied	Commercial and Industrial	Residential Real Estate	Construction and Land Development	Commercial Leases	Consumer	Total Loans
	(in thousands)
Loans as of March 31, 2017:
Recorded Investment:
Impaired loans with an allowance recorded	$3,088	$—	$7,831	$—	$—	$—	$—	$10,919
Impaired loans with no allowance recorded	18,233	22,565	28,452	18,806	14,117	400	214	102,787
Total loans individually evaluated for impairment	21,321	22,565	36,283	18,806	14,117	400	214	113,706
Loans collectively evaluated for impairment	2,010,916	3,435,971	5,912,024	290,446	1,587,604	90,322	42,835	13,370,118
Loans acquired with deteriorated credit quality	11,194	149,247	—	618	—	—	—	161,059
Total recorded investment	$2,043,431	$3,607,783	$5,948,307	$309,870	$1,601,721	$90,722	$43,049	$13,644,883
Unpaid Principal Balance
Impaired loans with an allowance recorded	$3,088	$—	$7,831	$—	$—	$—	$—	$10,919
Impaired loans with no allowance recorded	26,599	30,204	57,433	28,275	32,767	551	10,813	186,642
Total loans individually evaluated for impairment	29,687	30,204	65,264	28,275	32,767	551	10,813	197,561
Loans collectively evaluated for impairment	2,010,916	3,435,971	5,912,024	290,446	1,587,604	90,322	42,835	13,370,118
Loans acquired with deteriorated credit quality	14,962	180,747	4,949	733	—	—	—	201,391
Total unpaid principal balance	$2,055,565	$3,646,922	$5,982,237	$319,454	$1,620,371	$90,873	$53,648	$13,769,070
Related Allowance for Credit Losses
Impaired loans with an allowance recorded	$932	$—	$3,033	$—	$—	$—	$—	$3,965
Impaired loans with no allowance recorded	—	—	—	—	—	—	—	—
Total loans individually evaluated for impairment	932	—	3,033	—	—	—	—	3,965
Loans collectively evaluated for impairment	12,067	13,124	70,396	4,412	21,097	—	707	121,803
Loans acquired with deteriorated credit quality	—	1,881	—	—	—	—	—	1,881
Total allowance for credit losses	$12,999	$15,005	$73,429	$4,412	$21,097	$—	$707	$127,649

	Commercial Real Estate-Owner Occupied	Commercial Real Estate-Non-Owner Occupied	Commercial and Industrial	Residential Real Estate	Construction and Land Development	Commercial Leases	Consumer	Total Loans
	(in thousands)
Loans as of December 31, 2016:
Recorded Investment:
Impaired loans with an allowance recorded	$3,125	$—	$7,766	$—	$—	$—	$18	$10,909
Impaired loans with no allowance recorded	17,624	25,524	13,340	16,391	14,838	355	228	88,300
Total loans individually evaluated for impairment	20,749	25,524	21,106	16,391	14,838	355	246	99,209
Loans collectively evaluated for impairment	1,981,176	3,383,585	5,733,915	242,409	1,443,952	100,410	38,717	12,924,164
Loans acquired with deteriorated credit quality	11,351	134,847	—	632	19,324	—	—	166,154
Total recorded investment	$2,013,276	$3,543,956	$5,755,021	$259,432	$1,478,114	$100,765	$38,963	$13,189,527
Unpaid Principal Balance
Impaired loans with an allowance recorded	$3,125	$—	$8,019	$—	$—	$—	$18	$11,162
Impaired loans with no allowance recorded	26,336	33,632	43,176	26,225	33,487	507	1,358	164,721
Total loans individually evaluated for impairment	29,461	33,632	51,195	26,225	33,487	507	1,376	175,883
Loans collectively evaluated for impairment	1,981,176	3,383,585	5,733,915	242,409	1,443,952	100,410	38,717	12,924,164
Loans acquired with deteriorated credit quality	14,878	165,275	925	738	19,858	—	—	201,674
Total unpaid principal balance	$2,025,515	$3,582,492	$5,786,035	$269,372	$1,497,297	$100,917	$40,093	$13,301,721
Related Allowance for Credit Losses
Impaired loans with an allowance recorded	$937	$—	$3,301	$—	$—	$—	$1	$4,239
Impaired loans with no allowance recorded	—	—	—	—	—	—	—	—
Total loans individually evaluated for impairment	937	—	3,301	—	—	—	1	4,239
Loans collectively evaluated for impairment	11,403	12,646	69,673	3,851	20,398	—	671	118,642
Loans acquired with deteriorated credit quality	—	687	359	—	777	—	—	1,823
Total allowance for credit losses	$12,340	$13,333	$73,333	$3,851	$21,175	$—	$672	$124,704
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

During the three months ended March 31, 2017, the Company had one new TDR loan with a recorded investment of $4.9 million. No principal amounts were forgiven and there were no waived fees or other expenses resulting from the TDR. The Company did not have any new TDR loans during the three months ended March 31, 2016.
During the three months ended March 31, 2017, there was one commercial and industrial TDR loan with a recorded investment of $0.1 million for which there was a payment default. During the three months ended March 31, 2016, there was one CRE, non-owner occupied TDR loan with a recorded investment of $5.4 million for which there was a payment default.
A TDR loan is deemed to have a payment default when it becomes past due 90 days, goes on non-accrual, or is restructured again. Payment defaults, along with other qualitative indicators, are considered by management in the determination of the allowance for credit losses.
At March 31, 2017 and December 31, 2016, there were no loan commitments outstanding on TDR loans.
Loan Purchases and Sales
For the three months ended March 31, 2017 and 2016, secondary market loan purchases totaled $253.3 million and $33.8 million, respectively. For 2017, these purchased loans consisted of $200.3 million of commercial and industrial loans and $53.0 million of residential real estate loans. For 2016, these purchased loans consisted of commercial and industrial loans.
During the three months ended March 31, 2017, the Company sold CRE loans with a carrying value of $9.2 million and recognized a loss of less than $0.1 million on the sales. During the three months ended March 31, 2016, the Company sold loans, which consisted primarily of CRE and commercial and industrial loans, with a carrying value of $23.8 million and recognized a gain of $2.5 million on the sales.
4. OTHER ASSETS ACQUIRED THROUGH FORECLOSURE
The following table represents the changes in other assets acquired through foreclosure:

	Three Months Ended March 31, 2017
	Gross Balance	Valuation Allowance	Net Balance
	(in thousands)
Balance, beginning of period	$54,138	$(6,323)	$47,815
Transfers to other assets acquired through foreclosure, net	—	—	—
Proceeds from sale of other real estate owned and repossessed assets, net	(3,113)	224	(2,889)
Valuation adjustments, net	—	380	380
(Losses) gains, net (1)	(106)	—	(106)
Balance, end of period	$50,919	$(5,719)	$45,200

	Three Months Ended March 31, 2016
Balance, beginning of period	$52,984	$(9,042)	$43,942
Transfers to other assets acquired through foreclosure, net	10,638	—	10,638
Proceeds from sale of other real estate owned and repossessed assets, net	(2,436)	295	(2,141)
Valuation adjustments, net	—	177	177
Gains (losses), net (1)	160	—	160
Balance, end of period	$61,346	$(8,570)	$52,776

(1)	There were no net gains related to initial transfers to other assets during the three months ended March 31, 2017 and 2016.
At March 31, 2017 and 2016, the majority of the Company’s repossessed assets consisted of properties located in Nevada. The Company held 25 properties at March 31, 2017, compared to 31 at December 31, 2016 and 37 at March 31, 2016.

5. OTHER BORROWINGS
The following table summarizes the Company’s borrowings as of March 31, 2017 and December 31, 2016:

	March 31, 2017	December 31, 2016
	(in thousands)
Short-Term:
FHLB advances	$—	$80,000
Total short-term borrowings	$—	$80,000
The Company maintains other lines of credit with correspondent banks totaling $168.3 million, of which $23.3 million is secured by pledged securities and has a floating interest rate of one-month or three-month LIBOR plus 1.50%. The remaining $145.0 million is unsecured and has a floating interest rate of one-month LIBOR plus 3.25%. As of March 31, 2017 and December 31, 2016, there were no outstanding balances on the Company's lines of credit.
The Company maintains lines of credit with the FHLB and the FRB. The Company’s borrowing capacity is determined based on collateral pledged, generally consisting of investment securities and loans, at the time of the borrowing. At March 31, 2017, the Company had no short-term borrowings. At December 31, 2016, short-term FHLB advances of $80.0 million had a weighted average interest rate of 0.55%.
As of March 31, 2017 and December 31, 2016, the Company had additional available credit with the FHLB of approximately $2.29 billion and $2.15 billion, respectively, and with the FRB of approximately $1.03 billion and $997.0 million, respectively.
6. QUALIFYING DEBT
Subordinated Debt
The Company has $175.0 million of subordinated debentures with a maturity date of July 1, 2056. Beginning on or after July 1, 2021, the Company may redeem the debentures, in whole or in part, at their principal amount plus any accrued and unpaid interest. The subordinated debt was recorded net of issuance costs of $5.5 million. The debentures have a fixed interest rate of 6.25% per annum.
WAB has $150.0 million of subordinated debt, which was recorded net of debt issuance costs of $1.8 million, and matures July 15, 2025. The subordinated debt has a fixed interest rate of 5.00% through June 30, 2020 and then converts to a variable rate of 3.20% plus three-month LIBOR through maturity.
To hedge the interest rate risk on the Company's subordinated debt issuances, the Company entered into fair value interest rate hedges with pay variable/receive fixed swaps. The carrying value of all subordinated debt, which includes the effective portion of related hedges, totals $302.7 million and $305.8 million at March 31, 2017 and December 31, 2016, respectively.
Junior Subordinated Debt
The Company has formed or acquired through acquisition eight statutory business trusts, which exist for the exclusive purpose of issuing Cumulative Trust Preferred Securities.
With the exception of debt issued by Bridge Capital Trust I and Bridge Capital Trust II, junior subordinated debt is recorded at fair value at each reporting date due to the FVO election made by the Company under ASC 825. The Company did not make the FVO election for the junior subordinated debt acquired as part of the Bridge acquisition. Accordingly, the carrying value of these trusts does not reflect the current fair value of the debt and includes a fair market value adjustment established at acquisition that is being accreted over the remaining life of the trusts. The carrying value of junior subordinated debt was $64.2 million and $62.2 million at March 31, 2017 and December 31, 2016, respectively.
The weighted average interest rate of all junior subordinated debt as of March 31, 2017 was 3.49%, which is three-month LIBOR plus the contractual spread of 2.34%, compared to a weighted average interest rate of 3.34% at December 31, 2016.

7. STOCKHOLDERS' EQUITY
Stock-Based Compensation
Stock Awards and Stock Options
Restricted stock awards granted to employees in 2017 and 2016 generally vest over a three-year period. Stock grants made to non-employee WAL directors during 2017 will be fully vested at June 30, 2017. The Company estimates the compensation cost for stock grants based upon the grant date fair value. Stock compensation cost is recognized on a straight-line basis over the requisite service period for the entire award. The aggregate grant date fair value for the restricted stock awards granted in 2017 was $15.9 million. For the three months ended March 31, 2017, the Company recognized $4.5 million in stock-based compensation expense related to all restricted stock award grants, including those assumed as part of the Bridge acquisition, compared to $3.8 million for the same period in 2016.
In addition, the Company grants shares of restricted stock to certain members of executive management that have both performance and service conditions that affect vesting. During the three months ended March 31, 2017, the Company granted 40,451 shares of these restricted stock awards. The performance condition is based on achieving an EPS target for fiscal year 2017. The grant date fair value of the awards was $2.0 million. For the three months ended March 31, 2017, the Company recognized $0.4 million in stock-based compensation expense related to all performance-based restricted stock grants, compared to $0.3 million in 2016.
Performance Stock Units
The Company grants members of its executive management committee performance stock units that do not vest unless the Company achieves a specified cumulative EPS target over a three-year performance period. The number of shares issued will vary based on the cumulative EPS target that is achieved. The Company estimates the cost of performance stock units based upon the grant date fair value and expected vesting percentage over the three-year performance period. For the three months ended March 31, 2017 and 2016, the Company recognized $1.3 million and $1.2 million, respectively, in stock-based compensation expense related to these performance stock units.
The three-year performance period for the 2014 grant ended on December 31, 2016, and the Company's cumulative EPS for the performance period exceeded the level required for a maximum award under the terms of the grant. As a result, executive management committee members were entitled to the maximum award, which was 206,050 shares.
Stock Options
The Company's stock option awards consist of those awards assumed as part of the Bridge acquisition. During each of the three months ended March 31, 2017 and 2016, the Company recognized $0.2 million in compensation expense related to these awards.
Treasury Shares
The Company purchased 201,306 treasury shares at a weighted average price of $50.88 per share and 290,432 treasury shares at a weighted average price of $30.81 per share during the three months ended March 31, 2017 and 2016, respectively.

8. ACCUMULATED OTHER COMPREHENSIVE INCOME
The following table summarizes the changes in accumulated other comprehensive income (loss) by component, net of tax, for the periods indicated:

	Unrealized holding gains (losses) on AFS	Unrealized holding gains (losses) on SERP	Unrealized holding gains (losses) on junior subordinated debt	Impairment loss on securities	Total
	(in thousands)
Balance, December 31, 2016	$(14,916)	$121	$9,956	$144	$(4,695)
Other comprehensive income before reclassifications	9,169	(1)	(1,229)	—	7,939
Amounts reclassified from accumulated other comprehensive income	(393)	—	—	—	(393)
Net current-period other comprehensive income (loss)	8,776	(1)	(1,229)	—	7,546
Balance, March 31, 2017	$(6,140)	$120	$8,727	$144	$2,851

Balance, December 31, 2015	$9,993	$90	$12,033	$144	$22,260
Other comprehensive income before reclassifications	11,019	6	759	—	11,784
Amounts reclassified from accumulated other comprehensive income	(711)	—	—	—	(711)
Net current-period other comprehensive income (loss)	10,308	6	759	—	11,073
Balance, March 31, 2016	$20,301	$96	$12,792	$144	$33,333
The following table presents reclassifications out of accumulated other comprehensive income:

	Three Months Ended March 31,
Income Statement Classification	2017	2016
	(in thousands)
Gain (loss) on sales of investment securities, net	$635	$1,001
Income tax (expense) benefit	(242)	(290)
Net of tax	$393	$711
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
As of March 31, 2017, December 31, 2016, and March 31, 2016, the Company does not have any significant outstanding cash flow hedges or free-standing derivatives.

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
Fair Values, Volume of Activity, and Gain/Loss Information Related to Derivative Instruments
The following table summarizes the fair values of the Company's derivative instruments on a gross and net basis as of March 31, 2017, December 31, 2016, and March 31, 2016. The change in the notional amounts of these derivatives from March 31, 2016 to March 31, 2017 indicates the volume of the Company's derivative transaction activity during these periods. The derivative asset and liability balances are presented on a gross basis, prior to the application of bilateral collateral and master netting agreements. Total derivative assets and liabilities are adjusted to take into account the impact of legally enforceable master netting agreements that allow the Company to settle all derivative contracts with the same counterparty on a net basis and to offset the net derivative position with the related collateral. Where master netting agreements are not in effect or are not enforceable under bankruptcy laws, the Company does not adjust those derivative amounts with counterparties. The fair value of derivative contracts, after taking into account the effects of master netting agreements, is included in other assets or other liabilities in the Consolidated Balance Sheets, as indicated in the following table:

	March 31, 2017			December 31, 2016			March 31, 2016
		Fair Value			Fair Value			Fair Value
	Notional Amount	Derivative Assets	Derivative Liabilities	Notional Amount	Derivative Assets	Derivative Liabilities	Notional Amount	Derivative Assets	Derivative Liabilities
	(in thousands)
Derivatives designated as hedging instruments:
Fair value hedges
Interest rate swaps	$1,035,151	$1,985	$59,136	$993,485	$4,220	$65,749	$797,304	$4,733	$88,981
Total	1,035,151	1,985	59,136	993,485	4,220	65,749	797,304	4,733	88,981
Netting adjustments (1)	—	1,947	1,947	—	1,869	1,869	—	—	—
Net derivatives in the balance sheet	$1,035,151	$38	$57,189	$993,485	$2,351	$63,880	$797,304	$4,733	$88,981

(1)	Netting adjustments represent the amounts recorded to convert the Company's derivative balances from a gross basis to a net basis in accordance with the applicable accounting guidance.

Fair value hedges
An assessment of effectiveness is performed at initiation of a hedge and on a quarterly basis thereafter. All of the Company's fair value hedges remained “highly effective” as of March 31, 2017, December 31, 2016, and March 31, 2016.
The following table summarizes the gains (losses) on fair value hedges for the three months ended March 31, 2017 and 2016, all of which are recorded in non-interest income.

	Three Months Ended March 31,
	2017	2016
	(in thousands)
Hedge of Fixed Rate Loans (1)
Gain (loss) on "pay fixed" swap	$7,568	$(24,197)
Gain (loss) on receive fixed rate loans	(7,553)	24,197
Net ineffectiveness	$15	$—
Hedge of Fixed Rate Subordinated Debt Issuances (1)
Gain (loss) on "receive fixed" swap	$(3,191)	$1,164
Gain (loss) on subordinated debt	3,191	(1,164)
Net ineffectiveness	$—	$—

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

Counterparty Credit Risk
Like other financial instruments, derivatives contain an element of credit risk. This risk is measured as the expected positive replacement value of the contracts. Management generally enters into bilateral collateral and master netting agreements that provide for the net settlement of all contracts with the same counterparty. Additionally, management monitors counterparty credit risk exposure on each contract to determine appropriate limits on the Company's total credit exposure across all product types. In general, the Company has a zero credit threshold with regard to derivative exposure with counterparties. Management reviews the Company's collateral positions on a daily basis and exchanges collateral with counterparties in accordance with standard ISDA documentation and other related agreements. The Company generally holds collateral in the form of highly rated securities issued by the U.S. Treasury or government-sponsored enterprises, such as GNMA, FNMA, and FHLMC. The total collateral netted against net derivative liabilities totaled $59.1 million at March 31, 2017, $65.7 million at December 31, 2016, and $85.0 million at March 31, 2016.
The following table summarizes the Company's largest exposure to an individual counterparty at the dates indicated:

	March 31, 2017	December 31, 2016	March 31, 2016
	(in thousands)
Largest gross exposure (derivative asset) to an individual counterparty	$1,150	$2,351	$4,733
Collateral posted by this counterparty	—	1,691	4,292
Derivative liability with this counterparty	41,220	—	—
Collateral pledged to this counterparty	50,165	—	—
Net exposure after netting adjustments and collateral	$—	$660	$441
Credit Risk Contingent Features
Management has entered into certain derivative contracts that require the Company to post collateral to the counterparties when these contracts are in a net liability position. Conversely, the counterparties may be required to post collateral when these contracts are in a net asset position. The amount of collateral to be posted is based on the amount of the net liability and exposure thresholds. As of March 31, 2017, December 31, 2016, and March 31, 2016 the aggregate fair value of all derivative contracts with credit risk contingent features (i.e., those containing collateral posting provisions) held by the Company that were in a net liability position totaled $57.2 million, $63.9 million, and $89.0 million, respectively. As of March 31, 2017, the Company was in an over-collateralized net position of $11.7 million after considering $70.8 million of collateral held in the form of cash and securities. As of December 31, 2016 and March 31, 2016, the Company was in an over-collateralized position of $24.3 million and $9.2 million, respectively.

10. EARNINGS PER SHARE
Diluted EPS is based on the weighted average outstanding common shares during each period, including common stock equivalents. Basic EPS is based on the weighted average outstanding common shares during the period.
The following table presents the calculation of basic and diluted EPS:

	Three Months Ended March 31,
	2017	2016
	(in thousands, except per share amounts)
Weighted average shares - basic	103,987	101,895
Dilutive effect of stock awards	849	643
Weighted average shares - diluted	104,836	102,538
Net income available to common stockholders	$73,357	$61,332
Earnings per share - basic	0.71	0.60
Earnings per share - diluted	0.70	0.60
The Company had no anti-dilutive stock options outstanding at each of the periods ended March 31, 2017 and 2016.
11. INCOME TAXES
The effective tax rate for the three months ended March 31, 2017 was 25.03%, compared to 24.14% for the three months ended March 31, 2016. The increase in the effective tax rate for the three months ended March 31, 2017 compared to the three months ended March 31, 2016 is due primarily to an increase in pre-tax book income without proportional increases to favorable tax rate items.
As of March 31, 2017, the net deferred tax assets was $88.1 million, a decrease of $7.1 million from December 31, 2016. This overall decrease in the net deferred tax asset was primarily the result of increases in the fair market value of AFS securities and stock compensation vesting.
Although realization is not assured, the Company believes that the realization of the recognized deferred tax asset of $88.1 million at March 31, 2017 is more-likely-than-not based on expectations as to future taxable income and based on available tax planning strategies within the meaning of ASC 740, Income Taxes, that could be implemented if necessary to prevent a carryover from expiring.
At each of the periods ended March 31, 2017 and December 31, 2016, the Company had no deferred tax valuation allowance.
The deferred tax asset related to federal and state NOL carryovers outstanding at each of the periods ended March 31, 2017 and December 31, 2016 available to reduce the tax liability in future years totaled $9.0 million. The $9.0 million of tax benefits relate entirely to federal NOL carryovers (subject to an annual limitation imposed by IRC Section 382). The Company’s ability to use federal NOL carryovers, as well as its ability to use certain future tax deductions called NUBILs associated with the Company's acquisitions is subject to annual limitations. In management’s opinion, it is more-likely-than-not that the results of future operations will generate sufficient taxable income to realize all of the deferred tax benefits related to these NOL carryovers and NUBILs.
Investments in LIHTC
The Company invests in LIHTC funds that are designed to generate a return primarily through the realization of federal tax credits.
Investments in LIHTC and unfunded LIHTC obligations are included as part of other assets and other liabilities, respectively, in the Consolidated Balance Sheets and total $206.5 million and $105.8 million, respectively, as of March 31, 2017, compared to $187.4 million and $84.4 million as of December 31, 2016. For the three months ended March 31, 2017 and 2016, $5.8 million and $4.4 million, respectively, of amortization related to LIHTC investments was recognized as a component of income tax expense.

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
A summary of the contractual amounts for unfunded commitments and letters of credit are as follows:

	March 31, 2017	December 31, 2016
	(in thousands)
Commitments to extend credit, including unsecured loan commitments of $357,462 at March 31, 2017 and $360,840 at December 31, 2016	$4,951,254	$4,428,495
Credit card commitments and financial guarantees	122,969	115,536
Standby letters of credit, including unsecured letters of credit of $9,396 at March 31, 2017 and $6,431 at December 31, 2016	98,674	78,576
Total	$5,172,897	$4,622,607
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
The Company has exposure to credit losses from unfunded commitments and letters of credit. As funds have not been disbursed on these commitments, they are not reported as loans outstanding. Credit losses related to these commitments are included in other liabilities as a separate loss contingency and are not included in the allowance for credit losses reported in "Note 3. Loans, Leases and Allowance for Credit Losses" of these Consolidated Financial Statements. This loss contingency for unfunded loan commitments and letters of credit was $6.4 million and $7.0 million as of March 31, 2017 and December 31, 2016, respectively. Changes to this liability are adjusted through non-interest expense.
Concentrations of Lending Activities
The Company’s lending activities are driven in large part by the customers served in the market areas where the Company has branch offices in the states of Arizona, Nevada, and California. Despite the geographic concentration of lending activities, the Company does not have a single external customer from which it derives 10% or more of its revenues. The Company monitors concentrations within four broad categories: geography, industry, product, and collateral. The Company's loan portfolio includes significant credit exposure to the CRE market. As of each of the periods ended March 31, 2017 and December 31, 2016, CRE related loans accounted for approximately 53% of total loans. Substantially all of these loans are secured by first liens with an initial loan to value ratio of generally not more than 75%. Approximately 36% of these CRE loans, excluding construction and land loans, were owner-occupied at each of the periods ended March 31, 2017 and December 31, 2016.

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
Lease Commitments
The Company leases the majority of its office locations and many of these leases contain multiple renewal options and provisions for increased rents. Total rent expense of $2.6 million and $2.5 million for three months ended March 31, 2017 and 2016, respectively, was included in occupancy expense.
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
Under ASC 825, the Company elected the FVO treatment for junior subordinated debt issued by WAL. This election is irrevocable and results in the recognition of unrealized gains and losses on these items at each reporting date. Due to the Company's election to early adopt an element of ASU 2016-01, effective January 1, 2015, these unrealized gains and losses are recognized as part of other comprehensive income rather than earnings. The Company did not elect FVO treatment for assumed Bridge junior subordinated debt.
All securities for which the fair value measurement option had been elected are included in a separate line item in the Consolidated Balance Sheets as securities measured at fair value.

For the three months ended March 31, 2017 and 2016, gains and losses from fair value changes on securities and junior subordinated debt were as follows:

	Changes in Fair Values for Items Measured at Fair Value Pursuant to Election of the Fair Value Option
	Unrealized Gain/(Loss) on Assets and Liabilities Measured at Fair Value, Net	Interest Income on Securities	Interest Expense on Junior Subordinated Debt	Total Changes Included in Current-Period Earnings	Total Changes Included in OCI
	(in thousands)
Three Months Ended March 31, 2017
Securities measured at fair value	$(1)	$7	$—	$6	$—
Junior subordinated debt	(1,986)	—	(749)	(749)	(1,229)
Total	$(1,987)	$7	$(749)	$(743)	$(1,229)
Three Months Ended March 31, 2016
Securities measured at fair value	$(5)	$11	$—	$6	$—
Junior subordinated debt	1,212	—	(680)	(680)	759
Total	$1,207	$11	$(680)	$(674)	$759
There were no net gains or losses recognized during the three months ended March 31, 2017 and 2016 on sales of securities measured at fair value.
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
As of March 31, 2017, the Company estimates the discount rate at 5.54%, which represents an implied credit spread of 4.39% plus three-month LIBOR (1.15%). As of December 31, 2016, the Company estimated the discount rate at 5.66%, which was a 4.66% credit spread plus three-month LIBOR (1.00%).
The fair value of assets and liabilities measured at fair value on a recurring basis was determined using the following inputs as of the periods presented:

	Fair Value Measurements at the End of the Reporting Period Using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
	(in thousands)
March 31, 2017
Assets:
Measured at fair value
Residential MBS issued by GSEs	$—	$1,019	$—	$1,019
Available-for-sale
Collateralized debt obligations	$—	$20,023	$—	$20,023
Commercial MBS issued by GSEs	—	115,700	—	115,700
Corporate debt securities	—	68,395	—	68,395
CRA investments	47,208	—	—	47,208
Preferred stock	98,602	—	—	98,602
Private label residential MBS	—	497,066	—	497,066
Residential MBS issued by GSEs	—	1,362,800	—	1,362,800
Tax-exempt	—	404,115	—	404,115
Trust preferred securities	—	27,680	—	27,680
U.S. government sponsored agency securities	—	55,920	—	55,920
U.S. treasury securities	—	2,502	—	2,502
Total AFS securities	$145,810	$2,554,201	$—	$2,700,011
Loans - HFS	$—	$17,865	$—	$17,865
Derivative assets (1)	—	1,985	—	1,985
Liabilities:
Junior subordinated debt (2)	$—	$—	$52,396	$52,396
Derivative liabilities (1)	—	59,136	—	59,136

(1)
Derivative assets and liabilities relate to interest rate swaps, see "Note 9. Derivatives and Hedging Activities." In addition, the carrying value of loans is increased by $40,886 and the net carrying value of subordinated debt is decreased by $15,517 as of March 31, 2017, which relates to the effective portion of the hedges put in place to mitigate against fluctuations in interest rates.

(2)	Includes only the portion of junior subordinated debt that is recorded at fair value at each reporting period pursuant to the election of FVO treatment.

	Fair Value Measurements at the End of the Reporting Period Using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
	(in thousands)
December 31, 2016
Assets:
Measured at fair value
Residential MBS issued by GSEs	$—	$1,053	$—	$1,053
Available-for-sale
Collateralized debt obligations	—	13,490	—	13,490
Commercial MBS issued by GSEs	—	117,792	—	117,792
Corporate debt securities	20,000	44,144	—	64,144
CRA investments	37,113	—	—	37,113
Preferred stock	94,662	—	—	94,662
Private label residential MBS	—	433,685	—	433,685
Residential MBS issued by GSEs	—	1,355,205	—	1,355,205
Tax-exempt	—	408,233	—	408,233
Trust preferred securities	—	26,532	—	26,532
U.S. government sponsored agency securities		56,022		56,022
U.S. treasury securities	—	2,502	—	2,502
Total AFS securities	$151,775	$2,457,605	$—	$2,609,380
Loans - HFS	$—	$18,909	$—	$18,909
Derivative assets (1)	—	4,220	—	4,220
Liabilities:
Junior subordinated debt	$—	$—	$50,410	$50,410
Derivative liabilities (1)	—	65,749	$—	65,749

(1)
Derivative assets and liabilities relate to interest rate swaps, see "Note 9. Derivatives and Hedging Activities." In addition, the carrying value of loans is increased by $48,161 and the net carrying value of subordinated debt is decreased by $12,325 as of December 31, 2016, which relates to the effective portion of the hedges put in place to mitigate against fluctuations in interest rates.

For the three months ended March 31, 2017 and 2016, the change in Level 3 assets and liabilities measured at fair value on a recurring basis was as follows:

	Junior Subordinated Debt
	Three Months Ended March 31,
	2017	2016
	(in thousands)
Beginning balance	$(50,410)	$(46,928)
Transfers into Level 3	—	—
Total gains (losses) for the period
Included in other comprehensive income	(1,986)	1,212
Ending balance	$(52,396)	$(45,716)

	CDO Securities
	Three Months Ended March 31,
	2017	2016
	(in thousands)
Beginning balance	$—	$10,060
Transfers into Level 3	—	—
Total gains (losses) for the period
Included in other comprehensive income	—	(984)
Ending balance	$—	$9,076

The Company transferred all CDO securities from Level 3 to Level 2 during the year ended December 31, 2016 as a result of an increase in the availability and reliability of the observable inputs utilized in the securities' fair value measurement. The Company recognized this transfer between levels on October 31, 2016, in accordance with its policy to recognize transfers between levels in the fair value hierarchy as of the end of the month following the event or change in circumstance that caused the transfer.
For Level 3 assets and liabilities measured at fair value on a recurring basis as of March 31, 2017 and December 31, 2016, the significant unobservable inputs used in the fair value measurements were as follows:

	March 31, 2017	Valuation Technique	Significant Unobservable Inputs	Input Value
	(in thousands)
Junior subordinated debt	$52,396	Discounted cash flow	Implied credit rating of the Company	5.54%

	December 31, 2016	Valuation Technique	Significant Unobservable Inputs	Input Value
	(in thousands)
Junior subordinated debt	$50,410	Discounted cash flow	Implied credit rating of the Company	5.66%
The significant unobservable inputs used in the fair value measurement of the Company’s junior subordinated debt as of March 31, 2017 and December 31, 2016 was the implied credit risk for the Company, calculated as the difference between the 20-year 'BB' rated financial index over the corresponding swap index.
Fair value on a nonrecurring basis
Certain assets are measured at fair value on a nonrecurring basis. That is, the assets are not measured at fair value on an ongoing basis, but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). The following table presents such assets carried on the balance sheet by caption and by level within the ASC 825 hierarchy:

	Fair Value Measurements at the End of the Reporting Period Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Active Markets for Similar Assets (Level 2)	Unobservable Inputs (Level 3)
	(in thousands)
As of March 31, 2017:
Impaired loans with specific valuation allowance	$6,954	$—	$—	$6,954
Impaired loans without specific valuation allowance (1)	79,351	—	—	79,351
Other assets acquired through foreclosure	45,200	—	—	45,200
As of December 31, 2016:
Impaired loans with specific valuation allowance	$6,670	$—	$—	$6,670
Impaired loans without specific valuation allowance (1)	60,738	—	—	60,738
Other assets acquired through foreclosure	47,815	—	—	47,815

(1)	Net of loan balances with charge-offs of $23.4 million and $27.6 million as of March 31, 2017 and December 31, 2016, respectively.

For Level 3 assets measured at fair value on a nonrecurring basis as of March 31, 2017 and December 31, 2016, the significant unobservable inputs used in the fair value measurements were as follows:

	March 31, 2017	Valuation Technique(s)		Significant Unobservable Inputs	Range
	(in thousands)
Impaired loans	$86,305	Collateral method	Third party appraisal	Costs to sell	4.0% to 10.0%
		Discounted cash flow method	Discount rate	Contractual loan rate	4.0% to 7.0%
			Scheduled cash collections	Probability of default	0% to 20.0%
			Proceeds from non-real estate collateral	Loss given default	0% to 70.0%
Other assets acquired through foreclosure	45,200	Collateral method	Third party appraisal	Costs to sell	4.0% to 10.0%

	December 31, 2016	Valuation Technique(s)		Significant Unobservable Inputs	Range
	(in thousands)
Impaired loans	$67,408	Collateral method	Third party appraisal	Costs to sell	4.0% to 10.0%
		Discounted cash flow method	Discount rate	Contractual loan rate	4.0% to 7.0%
			Scheduled cash collections	Probability of default	0% to 20.0%
			Proceeds from non-real estate collateral	Loss given default	0% to 70.0%
Other assets acquired through foreclosure	47,815	Collateral method	Third party appraisal	Costs to sell	4.0% to 10.0%

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
Total Level 3 impaired loans had an estimated fair value of $86.3 million and $67.4 million at March 31, 2017 and December 31, 2016, respectively. Impaired loans with a specific valuation allowance had a gross estimated fair value of $10.9 million at each of the periods ended March 31, 2017 and December 31, 2016, which was reduced by a specific valuation allowance of $4.0 million and $4.2 million, respectively.
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
Fair value is determined, where possible, using market prices derived from an appraisal or evaluation, which are considered to be Level 2. However, certain assumptions and unobservable inputs are often used by the appraiser, therefore qualifying the assets as Level 3 in the fair value hierarchy. When significant adjustments are based on unobservable inputs, such as when a current appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the resulting fair value measurement has been categorized as a Level 3 measurement. The Company had $45.2 million and $47.8 million of such assets at March 31, 2017 and December 31, 2016, respectively.
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
For the three months ended March 31, 2017 and 2016, the Company determined that no securities experienced credit losses.
There is no OTTI balance recognized in comprehensive income as of March 31, 2017 and 2016.
FAIR VALUE OF FINANCIAL INSTRUMENTS
The estimated fair value of the Company’s financial instruments is as follows:

	March 31, 2017
	Carrying Amount	Fair Value
		Level 1	Level 2	Level 3	Total
	(in thousands)
Financial assets:
Investment securities:
HTM	$102,590	$—	$103,666	$—	$103,666
AFS	2,700,011	145,810	2,554,201	—	2,700,011
Trading	1,019	—	1,019	—	1,019
Derivative assets	1,985	—	1,985	—	1,985
Loans, net	13,535,099	—	13,365,680	86,305	13,451,985
Accrued interest receivable	66,453	—	66,453	—	66,453
Financial liabilities:
Deposits	$15,355,970	$—	$15,361,363	$—	$15,361,363
Customer repurchase agreements	35,711	—	35,711	—	35,711
Qualifying debt	366,885	—	—	390,689	390,689
Derivative liabilities	59,136	—	59,136	—	59,136
Accrued interest payable	10,459	—	10,459	—	10,459

	December 31, 2016
	Carrying Amount	Fair Value
		Level 1	Level 2	Level 3	Total
	(in thousands)
Financial assets:
Investment securities:
HTM	$92,079	$—	$91,966	$—	$91,966
AFS	2,609,380	151,775	2,457,605	—	2,609,380
Trading	1,053	—	1,053	—	1,053
Derivative assets	4,220	—	4,220	—	4,220
Loans, net	13,083,732	—	12,736,336	67,408	12,803,744
Accrued interest receivable	70,320	—	70,320	—	70,320
Financial liabilities:
Deposits	$14,549,863	$—	$14,553,931	$—	$14,553,931
Customer repurchase agreements	41,728	—	41,728	—	41,728
FHLB advances	80,000	—	80,000	—	80,000
Qualifying debt	367,937	—	—	375,626	375,626
Derivative liabilities	65,749	—	65,749	—	65,749
Accrued interest payable	15,354	—	15,354	—	15,354
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
Interest rate risk exposure is measured using interest rate sensitivity analysis to determine the Company's change in EVE and net interest income resulting from hypothetical changes in interest rates. If potential changes to EVE and net interest income resulting from hypothetical interest rate changes are not within the limits established by the BOD, the BOD may direct management to adjust the asset and liability mix to bring interest rate risk within BOD-approved limits. As of March 31, 2017, the Company’s interest rate risk profile was within BOD-approved limits.
WAB has an ALCO charged with managing interest rate risk within the BOD-approved limits. Limits are structured to prohibit an interest rate risk profile that does not conform to both management and BOD risk tolerances. There is also ALCO reporting at the Parent company level for reviewing interest rate risk for the Company, which gets reported to the BOD and its Finance and Investment Committee.
Fair value of commitments
The estimated fair value of standby letters of credit outstanding at March 31, 2017 and December 31, 2016 is insignificant. Loan commitments on which the committed interest rates are less than the current market rate are also insignificant at March 31, 2017 and December 31, 2016.

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
The Company's NBL segments provide specialized banking services to niche markets. The Company's NBL reportable segments include HOA Services, Public & Nonprofit Finance, Technology & Innovation, HFF, and Other NBLs. These NBLs are managed centrally and are broader in geographic scope than the Company's other segments, though still predominately located within the Company's core market areas. The HOA Services NBL corresponds to the AAB division. The operations of Public and Nonprofit Finance are combined into one reportable segment. The Technology & Innovation NBL includes the operations of Equity Fund Resources, Life Sciences Group, Renewable Resource Group, and Technology Finance. The HFF NBL includes the hotel franchise loan portfolio acquired from GE on April 20, 2016. The Other NBLs segment consists of Corporate Finance, Mortgage Warehouse Lending, and Resort Finance.
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
The net income amount for each reportable segment is further derived by the use of expense allocations. Certain expenses not directly attributable to a specific segment are allocated across all segments based on key metrics, such as number of employees, average loan balances, and average deposit balances. These types of expenses include information technology, operations, human resources, finance, risk management, credit administration, legal, and marketing.
Income taxes are applied to each segment based on the effective tax rate for the geographic location of the segment. Any difference in the corporate tax rate and the aggregate effective tax rates in the segments are adjusted in the Corporate & Other segment.

The following is a summary of operating segment balance sheet information for the periods indicated:

		Regional Segments
	Consolidated Company	Arizona	Nevada	Southern California	Northern California
At March 31, 2017	(in millions)
Assets:
Cash, cash equivalents, and investment securities	$3,516.1	$1.8	$8.9	$1.9	$1.7
Loans, net of deferred loan fees and costs	13,662.7	3,039.7	1,769.3	1,806.7	1,130.1
Less: allowance for credit losses	(127.6)	(30.3)	(18.7)	(20.1)	(9.4)
Total loans	13,535.1	3,009.4	1,750.6	1,786.6	1,120.7
Other assets acquired through foreclosure, net	45.2	5.0	17.1	—	0.2
Goodwill and other intangible assets, net	302.1	—	23.4	—	157.2
Other assets	724.0	42.3	58.9	13.9	13.5
Total assets	$18,122.5	$3,058.5	$1,858.9	$1,802.4	$1,293.3
Liabilities:
Deposits	$15,356.0	$4,255.0	$3,896.1	$2,397.2	$1,461.3
Borrowings and qualifying debt	366.9	—	—	—	—
Other liabilities	430.6	13.4	27.4	4.5	13.6
Total liabilities	16,153.5	4,268.4	3,923.5	2,401.7	1,474.9
Allocated equity:	1,969.0	365.7	259.0	205.2	284.6
Total liabilities and stockholders' equity	$18,122.5	$4,634.1	$4,182.5	$2,606.9	$1,759.5
Excess funds provided (used)	—	1,575.6	2,323.6	804.5	466.2

	National Business Lines
	HOA Services	Public & Nonprofit Finance	Technology & Innovation	Hotel Franchise Finance	Other NBLs	Corporate & Other
Assets:	(in millions)
Cash, cash equivalents, and investment securities	$—	$—	$—	$—	$—	$3,501.8
Loans, net of deferred loan fees and costs	132.7	1,528.7	1,011.2	1,279.6	1,955.1	9.6
Less: allowance for credit losses	(1.4)	(16.0)	(9.7)	(1.3)	(20.0)	(0.7)
Total loans	131.3	1,512.7	1,001.5	1,278.3	1,935.1	8.9
Other assets acquired through foreclosure, net	—	—	—	—	—	22.9
Goodwill and other intangible assets, net	—	—	121.4	0.1	—	—
Other assets	0.4	11.9	5.7	5.4	2.8	569.2
Total assets	$131.7	$1,524.6	$1,128.6	$1,283.8	$1,937.9	$4,102.8
Liabilities:
Deposits	$2,112.8	$—	$1,142.2	$—	$—	$91.4
Borrowings and qualifying debt	—	—	—	—	—	366.9
Other liabilities	1.8	43.1	0.8	0.6	132.6	192.8
Total liabilities	2,114.6	43.1	1,143.0	0.6	132.6	651.1
Allocated equity:	72.9	122.3	225.5	105.5	162.2	166.1
Total liabilities and stockholders' equity	$2,187.5	$165.4	$1,368.5	$106.1	$294.8	$817.2
Excess funds provided (used)	2,055.8	(1,359.2)	239.9	(1,177.7)	(1,643.1)	(3,285.6)

		Regional Segments
	Consolidated Company	Arizona	Nevada	Southern California	Northern California
At December 31, 2016	(in millions)
Assets:
Cash, cash equivalents, and investment securities	$3,052.3	$1.9	$10.1	$2.1	$1.9
Loans, net of deferred loan fees and costs	13,208.5	2,955.9	1,725.5	1,766.8	1,095.4
Less: allowance for credit losses	(124.7)	(30.1)	(18.5)	(19.4)	(8.8)
Total loans	13,083.8	2,925.8	1,707.0	1,747.4	1,086.6
Other assets acquired through foreclosure, net	47.8	6.2	18.0	—	0.3
Goodwill and other intangible assets, net	302.9	—	23.7	—	157.5
Other assets	714.0	42.9	58.8	14.5	14.3
Total assets	$17,200.8	$2,976.8	$1,817.6	$1,764.0	$1,260.6
Liabilities:
Deposits	$14,549.8	$3,843.4	$3,731.5	$2,382.6	$1,543.6
Borrowings and qualifying debt	447.9	—	—	—	—
Other liabilities	311.6	12.8	28.3	12.9	12.4
Total liabilities	15,309.3	3,856.2	3,759.8	2,395.5	1,556.0
Allocated equity:	1,891.5	346.6	250.7	201.6	283.7
Total liabilities and stockholders' equity	$17,200.8	$4,202.8	$4,010.5	$2,597.1	$1,839.7
Excess funds provided (used)	—	1,226.0	2,192.9	833.1	579.1

	National Business Lines
	HOA Services	Public & Nonprofit Finance	Technology & Innovation	Hotel Franchise Finance	Other NBLs	Corporate & Other
Assets:	(in millions)
Cash, cash equivalents, and investment securities	$—	$—	$—	$—	$—	$3,036.3
Loans, net of deferred loan fees and costs	116.8	1,454.3	1,011.4	1,292.1	1,776.9	13.4
Less: allowance for credit losses	(1.3)	(15.6)	(10.6)	(0.8)	(19.0)	(0.6)
Total loans	115.5	1,438.7	1,000.8	1,291.3	1,757.9	12.8
Other assets acquired through foreclosure, net	—	—	—	—	—	23.3
Goodwill and other intangible assets, net	—	—	121.5	0.2	—	—
Other assets	0.3	15.6	7.2	5.3	11.1	544.0
Total assets	$115.8	$1,454.3	$1,129.5	$1,296.8	$1,769.0	$3,616.4
Liabilities:
Deposits	$1,890.3	$—	$1,038.2	$—	$—	$120.2
Borrowings and qualifying debt	—	—	—	—	—	447.9
Other liabilities	0.7	50.5	2.0	1.4	17.5	173.1
Total liabilities	1,891.0	50.5	1,040.2	1.4	17.5	741.2
Allocated equity:	65.6	117.1	224.1	107.1	145.5	149.5
Total liabilities and stockholders' equity	$1,956.6	$167.6	$1,264.3	$108.5	$163.0	$890.7
Excess funds provided (used)	1,840.8	(1,286.7)	134.8	(1,188.3)	(1,606.0)	(2,725.7)

The following is a summary of operating segment income statement information for the periods indicated:

		Regional Segments
	Consolidated Company	Arizona	Nevada	Southern California	Northern California
Three Months Ended March 31, 2017:	(in thousands)
Net interest income (expense)	$179,309	$43,907	$35,296	$25,218	$22,035
Provision for (recovery of) credit losses	4,250	14	(211)	91	396
Net interest income (expense) after provision for credit losses	175,059	43,893	35,507	25,127	21,639
Non-interest income	10,544	1,113	2,133	743	2,113
Non-interest expense	(87,757)	(18,622)	(15,870)	(12,703)	(12,709)
Income (loss) before income taxes	97,846	26,384	21,770	13,167	11,043
Income tax expense (benefit)	24,489	10,350	7,620	5,537	4,643
Net income (loss)	$73,357	$16,034	$14,150	$7,630	$6,400

	National Business Lines
	HOA Services	Public & Nonprofit Finance	Technology & Innovation	Hotel Franchise Finance	Other NBLs	Corporate & Other
	(in thousands)
Net interest income (expense)	$12,748	$6,485	$18,166	$13,581	$14,143	$(12,270)
Provision for (recovery of) credit losses	127	509	296	—	3,527	(499)
Net interest income (expense) after provision for credit losses	12,621	5,976	17,870	13,581	10,616	(11,771)
Non-interest income	141	15	1,873	—	721	1,692
Non-interest expense	(7,147)	(2,253)	(8,779)	(2,988)	(4,721)	(1,965)
Income (loss) before income taxes	5,615	3,738	10,964	10,593	6,616	(12,044)
Income tax expense (benefit)	2,106	1,402	4,111	3,972	2,481	(17,733)
Net income (loss)	$3,509	$2,336	$6,853	$6,621	$4,135	$5,689

		Regional Segments
	Consolidated Company	Arizona	Nevada	Southern California	Northern California
Three Months Ended March 31, 2016:	(in thousands)
Net interest income (expense)	$145,711	$38,456	$32,575	$24,428	$23,195
Provision for (recovery of) credit losses	2,500	6,773	(813)	30	1,042
Net interest income (expense) after provision for credit losses	143,211	31,683	33,388	24,398	22,153
Non-interest income	13,133	3,681	2,059	660	2,426
Non-interest expense	(75,493)	(14,456)	(14,746)	(11,234)	(13,967)
Income (loss) before income taxes	80,851	20,908	20,701	13,824	10,612
Income tax expense (benefit)	19,519	8,202	7,245	5,813	4,463
Net income (loss)	$61,332	$12,706	$13,456	$8,011	$6,149

	National Business Lines
	HOA Services	Public & Nonprofit Finance	Technology & Innovation	Other NBLs	Corporate & Other
	(in thousands)
Net interest income (expense)	$8,632	$5,221	$16,309	$10,637	$(13,742)
Provision for (recovery of) credit losses	78	(369)	(1,165)	238	(3,314)
Net interest income (expense) after provision for credit losses	8,554	5,590	17,474	10,399	(10,428)
Non-interest income	105	(4)	1,637	635	1,934
Non-interest expense	(5,541)	(2,024)	(6,906)	(3,437)	(3,182)
Income (loss) before income taxes	3,118	3,562	12,205	7,597	(11,676)
Income tax expense (benefit)	1,169	1,336	4,577	2,849	(16,135)
Net income (loss)	$1,949	$2,226	$7,628	$4,748	$4,459

15. MERGERS, ACQUISITIONS AND DISPOSITIONS
Acquisition of GE Capital US Holdings, Inc. Loan Portfolio
On April 20, 2016, WAB completed its acquisition of GE Capital US Holdings, Inc.'s domestic select-service hotel franchise finance loan portfolio, paying cash of $1.27 billion. The acquisition was undertaken, in part, to expand the Company's national reach and diversify the Company's loan portfolio.
Effective April 20, 2016, the results of the acquired loan portfolio are reflected in the Company's HFF NBL operating segment. There were no acquisition / restructure expenses related to the acquisition recognized during the three months ended March 31, 2017. The transaction was accounted for under the acquisition method of accounting in accordance with ASC 805. Assets purchased and liabilities assumed were recorded at their respective acquisition date estimated fair values. The fair values of assets acquired and liabilities assumed are subject to adjustment during the first twelve months after the acquisition date if additional information becomes available to indicate a more accurate or appropriate value for an asset or liability. During the three months ended March 31, 2017, the Company recognized measurement period adjustments totaling $0.1 million for tax related items. The measurement period for the HFF acquisition ended on April 20, 2017. Therefore, the fair values of these assets acquired and liabilities assumed were considered final effective April 20, 2017.
The recognized amounts of identifiable assets acquired and liabilities assumed, at their as adjusted acquisition date fair values, are as follows:

April 20, 2016
(in thousands)
Assets:
Loans	$1,280,997
Other assets	3,632
Total assets	$1,284,629
Liabilities:
Other liabilities	$12,559
Total liabilities	12,559
Net assets acquired	$1,272,070
Consideration paid
Cash	$1,272,187
Goodwill	$117
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

Three Months Ended March 31, 2016
(in thousands, except per share amounts)
Interest income	$170,885
Non-interest income	13,133
Net income available to common stockholders	68,491
Earnings per share - basic	0.67
Earnings per share - diluted	0.67

Item 2.	Management's Discussions and Analysis of Financial Condition and Results of Operations.

This discussion is designed to provide insight into management's assessment of significant trends related to the Company's consolidated financial condition, results of operations, liquidity, capital resources, and interest rate sensitivity. This Quarterly Report on Form 10-Q should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2016 and the interim Unaudited Consolidated Financial Statements and Notes to Unaudited Consolidated Financial Statements hereto and financial information appearing elsewhere in this report. Unless the context requires otherwise, the terms "Company," "we," and "our" refer to Western Alliance Bancorporation and its wholly-owned subsidiaries on a consolidated basis.
Forward-Looking Information
Certain statements contained in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements. All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including statements that are related to or are dependent on estimates or assumptions relating to expectations, beliefs, projections, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts.
The forward-looking statements contained in this Form 10-Q reflect the Company's current views about future events and financial performance and involve certain risks, uncertainties, assumptions, and changes in circumstances that may cause the Company's actual results to differ significantly from historical results and those expressed in any forward-looking statement, including those risks discussed under the heading “Risk Factors” in this Form 10-Q. Risks and uncertainties include those set forth in the Company's filings with the SEC and the following factors that could cause actual results to differ materially from those presented: 1) financial market and economic conditions adversely effecting financial performance; 2) dependency on real estate and events that negatively impact real estate; 3) high concentration of commercial real estate and commercial and industrial loans; 4) actual credit losses may exceed expected losses in the loan portfolio; 5) the geographic concentrations of the Company's assets increase the risks related to local economic conditions; 6) exposure of financial instruments to certain market risks may increase the volatility of AOCI; 7) dependence on low-cost deposits; 8) ability to borrow from the FHLB or the FRB; 9) perpetration of fraud; 10) information security breaches; 11) reliance on third parties to provide key components of the Company's infrastructure; 12) a change in the Company's creditworthiness; 13) the Company's ability to implement and improve its controls and processes to keep pace with its growth; 14) expansion strategies may not be successful; 15) the Company's ability to compete in a highly competitive market; 16) the Company's ability to recruit and retain qualified employees and implement adequate succession planning to mitigate the loss of key members of its senior management team; 17) inadequate or ineffective risk management practices and internal controls and procedures; 18) risks associated with new lines of businesses or new products and services within existing lines of business; 19) the Company's ability to adapt to technological change; 20) exposure to natural disasters in markets that the Company operates; 21) risk of operating in a highly regulated industry and the Company's ability to remain in compliance; 22) failure to comply with state and federal banking agency laws and regulations; 23) changes in interest rates and increased rate competition; 24) exposure to environmental liabilities related to the properties to which the Company acquires title; and 25) risks related to ownership and price of the Company's common stock.
For more information regarding risks that may cause the Company's actual results to differ materially from any forward-looking statements, see “Risk Factors” in Item 1A of the Company's Annual Report on Form 10-K for the year ended December 31, 2016.
Financial Overview and Highlights
WAL is a bank holding company headquartered in Phoenix, Arizona, incorporated under the laws of the state of Delaware. WAL provides a full spectrum of deposit, lending, treasury management, international banking, and online banking products and services through its wholly-owned banking subsidiary, WAB.
WAB operates the following full-service banking divisions: ABA, BON and FIB, Bridge, and TPB. The Company also serves business customers through a national platform of specialized financial services including AAB, Corporate Finance, Equity Fund Resources, HFF, Life Sciences Group, Mortgage Warehouse Lending, Public and Nonprofit Finance, Renewable Resource Group, Resort Finance, and Technology Finance.

Financial Result Highlights for the First Quarter of 2017

•	Net income available to common stockholders of $73.4 million for 2017, compared to $61.3 million for the first quarter 2016

•	Diluted earnings per share of $0.70, compared to $0.60 per share for the first quarter 2016

•	Total loans of $13.66 billion, up $454.3 million from December 31, 2016

•	Total deposits of $15.36 billion, up $806.1 million from December 31, 2016

•	Net interest margin of 4.63%, compared to 4.58% in the first quarter 2016

•
Net operating revenue of $189.2 million, constituting year-over-year growth of 19.9%, or $31.4 million, and an increase in operating non-interest expenses of 16.5%, or $12.5 million for the first quarter 2016[1]

•	Operating PPNR of $100.9 million, up 23.0% from $82.1 million in the first quarter 2016[1]

•	Efficiency ratio of 44.0% in the first quarter 2017, compared to 45.1% in the first quarter 2016

•	Operating efficiency ratio of 44.4% in the first quarter 2017, compared to 45.6% in the first quarter 2016[1]

•	Nonperforming assets (nonaccrual loans and repossessed assets) decreased to 0.44% of total assets, from 0.57% at March 31, 2016

•	Annualized net loan charge-offs to average loans outstanding of 0.04%, compared to 0.08% for the first quarter 2016

•	Tangible common equity ratio of 9.4%, compared to 9.1% at March 31, 2016[1]

•	Stockholders' equity of $1.97 billion, an increase of $308.8 million from March 31, 2016

•	Book value per common share of $18.68, an increase of 16.5% from $16.04 at March 31, 2016

•	Tangible book value per share, net of tax, of $15.86, an increase of 20.5% from $13.16 at March 31, 2016[1]
The impact to the Company from these items, and others of both a positive and negative nature, are discussed in more detail below as they pertain to the Company’s overall comparative performance for the three months ended March 31, 2017.
1 See Non-GAAP Financial Measures section beginning on page 58.

As a bank holding company, management focuses on key ratios in evaluating the Company's financial condition and results of operations.
Results of Operations and Financial Condition
A summary of the Company's results of operations, financial condition, and selected metrics are included in the following tables:

	Three Months Ended March 31,
	2017	2016
	(in thousands, except per share amounts)
Net income available to common stockholders	$73,357	$61,332
Earnings per share applicable to common stockholders - basic	0.71	0.60
Earnings per share applicable to common stockholders - diluted	0.70	0.60
Net interest margin	4.63%	4.58%
Return on average assets	1.69	1.70
Return on average tangible common equity[1]	17.85	18.43
1 See Non-GAAP Financial Measures section beginning on page 58.

	March 31, 2017	December 31, 2016
	(in thousands)
Total assets	$18,122,506	$17,200,842
Loans, net of deferred loan fees and costs	13,662,748	13,208,436
Total deposits	15,355,970	14,549,863
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

	March 31, 2017	December 31, 2016
	(in thousands)
Non-accrual loans	$34,458	$40,272
Non-performing assets	132,609	142,791
Non-accrual loans to gross loans	0.25%	0.31%
Net charge-offs (recoveries) to average loans (1)	0.04	0.02

(1)	Annualized for the three months ended March 31, 2017. Actual year-to-date for the year ended December 31, 2016.
Asset and Deposit Growth
The Company’s assets and liabilities are comprised primarily of loans and deposits. Therefore, the ability to originate new loans and attract new deposits is fundamental to the Company’s growth. Total assets increased to $18.12 billion at March 31, 2017 from $17.20 billion at December 31, 2016. The increase in total assets of $921.7 million, or 5.4%, relates primarily to organic loan growth and an increase in cash and cash equivalents and investment securities resulting from increased deposits. Total loans, including HFS loans, increased by $454.3 million, or 3.4%, to $13.66 billion as of March 31, 2017, compared to $13.21 billion as of December 31, 2016. Total deposits increased $806.1 million, or 5.5%, to $15.36 billion as of March 31, 2017 from $14.55 billion as of December 31, 2016.

RESULTS OF OPERATIONS
The following table sets forth a summary financial overview for the comparable periods:

	Three Months Ended March 31,		Increase
	2017	2016	(Decrease)
	(in thousands, except per share amounts)
Consolidated Income Statement Data:
Interest income	$192,265	$154,256	$38,009
Interest expense	12,956	8,545	4,411
Net interest income	179,309	145,711	33,598
Provision for credit losses	4,250	2,500	1,750
Net interest income after provision for credit losses	175,059	143,211	31,848
Non-interest income	10,544	13,133	(2,589)
Non-interest expense	87,757	75,493	12,264
Income before income taxes	97,846	80,851	16,995
Income tax expense	24,489	19,519	4,970
Net income available to common stockholders	$73,357	$61,332	$12,025
Earnings per share applicable to common stockholders - basic	$0.71	$0.60	$0.11
Earnings per share applicable to common stockholders - diluted	$0.70	$0.60	$0.10
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

The following table shows the components of operating PPNR for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
	2017	2016
	(in thousands)
Total non-interest income	$10,544	$13,133
Less:
Gain (loss) on sales of investment securities, net (1)	635	1,001
Unrealized gains (losses) on assets and liabilities measured at fair value, net (1)	3	(5)
Total operating non-interest income	9,906	12,137
Plus: net interest income	179,309	145,711
Net operating revenue	$189,215	$157,848
Total non-interest expense	$87,757	$75,493
Less:
Net (gain) loss on sales / valuations of repossessed and other assets (1)	(543)	(302)
Total operating non-interest expense	$88,300	$75,795
Operating pre-provision net revenue (2)	$100,915	$82,053
Plus:
Non-operating revenue adjustments	638	996
Less:
Provision for credit losses	4,250	2,500
Non-operating expense adjustments	(543)	(302)
Income before provision for income taxes	97,846	80,851
Income tax expense	24,489	19,519
Net income available to common stockholders	$73,357	$61,332

(1)	The operating PPNR non-GAAP performance metric is adjusted to exclude the effects of this non-operational item.

(2)	There were no adjustments made for non-recurring items during the three months ended March 31, 2017 and 2016.

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

	March 31, 2017	December 31, 2016
	(dollars and shares in thousands)
Total stockholders' equity	$1,968,992	$1,891,529
Less: goodwill and intangible assets	302,133	302,894
Total tangible stockholders' equity	1,666,859	1,588,635
Plus: deferred tax - attributed to intangible assets	4,759	4,949
Total tangible common equity, net of tax	$1,671,618	$1,593,584

Total assets	$18,122,506	$17,200,842
Less: goodwill and intangible assets, net	302,133	302,894
Tangible assets	17,820,373	16,897,948
Plus: deferred tax - attributed to intangible assets	4,759	4,949
Total tangible assets, net of tax	$17,825,132	$16,902,897

Tangible equity ratio	9.4%	9.4%
Tangible common equity ratio	9.4	9.4
Common shares outstanding	105,428	105,071
Tangible book value per share, net of tax	$15.86	$15.17
Operating Efficiency Ratio
The following table shows the components used in the calculation of the operating efficiency ratio, which management uses as a metric for assessing cost efficiency:

	Three Months Ended March 31,
	2017	2016
	(dollars in thousands)
Total non-interest expense	$87,757	$75,493
Non-operating expense adjustments	543	302
Total operating non-interest expense	$88,300	$75,795

Divided by:
Total net interest income	$179,309	$145,711
Plus:
Tax equivalent interest adjustment	9,676	8,435
Non-interest income	10,544	13,133
Net revenue - TEB	$199,529	$167,279
Non-operating revenue adjustments	(638)	(996)
Net operating revenue - TEB	$198,891	$166,283

Efficiency ratio - TEB	44.0%	45.1%
Operating efficiency ratio - TEB	44.4	45.6

Adjusted Allowance for Credit Losses
The adjusted allowance for credit losses to gross loans ratio includes an adjustment for the remaining credit marks on acquired performing and PCI loans. Under GAAP, the allowance for credit losses on acquired loans is not carried over in an acquisition as acquired loans are recorded at fair value, net of related interest rate and credit marks, which discounts the loans based on expected future cash flows. Credit marks on acquired loans are similar to the allowance for credit losses in that both represent potential offsets to realized credit losses on loans for which collections fall short of full repayment. Therefore, by adding back the remaining credit marks on acquired loans, management believes this is a useful metric that combines GAAP measures under ASC 310, 450, and 805 to show the Company’s total credit loss absorbing capacity of its loan portfolio and improves comparability to other institutions that have not engaged in acquisitions involving significant acquired loans.

	March 31, 2017	December 31, 2016
	(dollars in thousands)
Allowance for credit losses	$127,649	$124,704
Plus: remaining credit marks
Acquired performing loans	32,781	34,392
Purchased credit impaired loans	12,335	12,872
Adjusted allowance for credit losses	$172,765	$171,968

Gross loans held for investment and deferred fees, net	$13,644,883	$13,189,527
Plus: remaining credit marks
Acquired performing loans	32,781	34,392
Purchased credit impaired loans	12,335	12,872
Adjusted loans, net of deferred fees and costs	$13,689,999	$13,236,791

Allowance for credit losses to gross loans	0.94%	0.95%
Allowance for credit losses to gross loans, adjusted for acquisition accounting	1.26	1.30
Adjusted Net Interest Margin
The adjusted net interest margin excludes accretion on acquired performing and PCI loans. Under GAAP, interest rate and credit marks on acquired loans are accreted and recognized as part of interest income over the life of the acquired loans (credit marks are accreted only on performing acquired loans). By excluding the accretion on acquired loans, management believes this is more indicative of the underlying performance and yield from the Company's loan portfolio and improves comparability to other institutions that have not engaged in acquisitions that resulted in recognition of interest rate and credit marks on acquired loans.

	Three Months Ended March 31,
	2017	2016
	(in thousands)
Average interest earning assets	$16,317,903	$13,465,519
Taxable-equivalent adjustment	9,676	8,435

Net interest income	$179,309	$145,711
Less: accretion
Acquired performing loans	4,064	2,847
Purchased credit impaired loans	2,329	2,468
Adjusted net interest income	$172,916	$140,396

Net interest margin	4.63%	4.58%
Net interest margin, adjusted for accretion	4.48	4.42

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

	March 31, 2017	December 31, 2016
	(dollars in thousands)
Common Equity Tier 1:
Common Equity	$1,968,992	$1,891,529
Less:
Non-qualifying goodwill and intangibles	295,878	294,754
Disallowed deferred tax asset	2,011	1,400
AOCI related adjustments	(5,875)	(13,460)
Unrealized gain on changes in fair value liabilities	9,802	8,118
Common Equity Tier 1 (regulatory)	$1,667,176	$1,600,717
Divided by: Risk-weighted assets (regulatory)	$16,604,014	$15,980,092
Common Equity Tier 1 ratio	10.0%	10.0%

Common Equity Tier 1 (regulatory)	$1,667,176	$1,600,717
Plus:
Trust preferred securities	81,500	81,500
Less:
Disallowed deferred tax asset	503	934
Unrealized gain on changes in fair value liabilities	2,450	5,412
Tier 1 capital	$1,745,723	$1,675,871
Divided by: Tangible average assets	$17,121,149	$16,868,674
Tier 1 leverage ratio	10.2%	9.9%

Total Capital:
Tier 1 capital (regulatory)	$1,745,723	$1,675,871
Plus:
Subordinated debt	300,779	299,927
Qualifying allowance for credit losses	127,649	124,704
Other	6,367	6,978
Less: Tier 2 qualifying capital deductions	—	—
Tier 2 capital	$434,795	$431,609

Total capital	$2,180,518	$2,107,480

Total capital ratio	13.1%	13.2%

Classified assets to Tier 1 capital plus allowance for credit losses:
Classified assets	$236,786	$211,782
Divided by:
Tier 1 capital	1,745,723	1,675,871
Plus: Allowance for credit losses	127,649	124,704
Total Tier 1 capital plus allowance for credit losses	$1,873,372	$1,800,575

Classified assets to Tier 1 capital plus allowance	12.6%	11.8%

Net Interest Margin
The net interest margin is reported on a TEB. A tax equivalent adjustment is added to reflect interest earned on certain securities and loans that are exempt from federal and state income tax. The following tables set forth the average balances, interest income, interest expense, and average yield (on a fully TEB) for the periods indicated:

	Three Months Ended March 31,
	2017			2016
	Average Balance	Interest	Average Yield / Cost	Average Balance	Interest	Average Yield / Cost
	(dollars in thousands)
Interest-earning assets
Loans:
Commercial and industrial	$5,753,727	$68,404	5.24%	$5,160,544	$60,925	5.24%
Commercial real estate	5,532,743	78,232	5.66	4,333,813	57,139	5.27
Construction and land development	1,510,781	22,102	5.85	1,166,104	17,496	6.00
Residential real estate	271,867	3,023	4.45	311,510	3,509	4.51
Consumer	38,494	493	5.12	28,823	366	5.08
Loans held for sale	18,772	299	6.37	24,142	351	5.82
Total loans (1), (2), (3)	13,126,384	172,553	5.47	11,024,936	139,786	5.31
Securities:
Securities - taxable	2,105,190	12,437	2.36	1,568,353	9,337	2.38
Securities - tax-exempt	604,300	5,677	5.57	454,728	4,171	5.23
Total securities (1)	2,709,490	18,114	3.08	2,023,081	13,508	3.02
Other	482,029	1,598	1.33	417,502	962	0.92
Total interest-earning assets	16,317,903	192,265	4.95	13,465,519	154,256	4.83
Non-interest earning assets
Cash and due from banks	142,713			140,751
Allowance for credit losses	(125,727)			(121,533)
Bank owned life insurance	164,835			162,782
Other assets	900,543			822,625
Total assets	$17,400,267			$14,470,144
Interest-bearing liabilities
Interest-bearing deposits:
Interest-bearing transaction accounts	$1,434,826	$805	0.22%	$1,091,886	$455	0.17%
Savings and money market accounts	6,068,997	5,312	0.35	5,333,905	4,034	0.30
Time certificates of deposit	1,484,868	2,295	0.62	1,561,496	1,754	0.45
Total interest-bearing deposits	8,988,691	8,412	0.37	7,987,287	6,243	0.31
Short-term borrowings	110,892	206	0.74	52,822	118	0.89
Qualifying debt	354,087	4,338	4.90	199,438	2,184	4.38
Total interest-bearing liabilities	9,453,670	12,956	0.55	8,239,547	8,545	0.41
Non-interest-bearing liabilities
Non-interest-bearing demand deposits	5,719,169			4,350,132
Other liabilities	280,595			244,484
Stockholders’ equity	1,946,833			1,635,981
Total liabilities and stockholders' equity	$17,400,267			$14,470,144
Net interest income and margin (4)		$179,309	4.63%		$145,711	4.58%
Net interest spread (5)			4.40%			4.42%

(1)	Yields on loans and securities have been adjusted to a TEB. The taxable-equivalent adjustment was $9.7 million and $8.4 million for the three months ended March 31, 2017 and 2016, respectively.

(2)
Included in the yield computation are net loan fees of $6.9 million and accretion on acquired loans of $6.4 million for the three months ended March 31, 2017, compared to $6.5 million and $5.3 million for the three months ended March 31, 2016, respectively.

(3)	Includes non-accrual loans.

(4)	Net interest margin is computed by dividing net interest income by total average earning assets.

(5)	Net interest spread represents average yield earned on interest-earning assets less the average rate paid on interest bearing liabilities.

	Three Months Ended March 31,
	2017 versus 2016
	Increase (Decrease) Due to Changes in (1)
	Volume	Rate	Total
	(in thousands)
Interest income:
Loans:
Commercial and industrial	$7,052	$427	$7,479
Commercial real estate	16,953	4,140	21,093
Construction and land development	5,042	(436)	4,606
Residential real estate	(441)	(45)	(486)
Consumer	124	3	127
Loans held for sale	(86)	34	(52)
Total loans	28,645	4,123	32,768
Securities:
Securities - taxable	3,172	(72)	3,100
Securities - tax-exempt	1,405	101	1,506
Total securities	4,577	29	4,606
Other	214	422	636
Total interest income	33,435	4,574	38,009

Interest expense:
Interest bearing transaction accounts	$192	$158	$350
Savings and money market	643	635	1,278
Time certificates of deposit	(118)	659	541
Short-term borrowings	108	(20)	88
Qualifying debt	1,895	259	2,154
Total interest expense	2,720	1,691	4,411

Net increase	$30,715	$2,883	$33,598

(1)	Changes due to both volume and rate have been allocated to volume changes.
Comparison of interest income, interest expense and net interest margin
The Company's primary source of revenue is interest income. For the three months ended March 31, 2017, interest income was $192.3 million, an increase of $38.0 million, or 24.6%, compared to $154.3 million for the three months ended March 31, 2016. This increase was primarily the result of a $2.10 billion increase in the average loan balance which drove a $32.8 million increase in loan interest income for the three months ended March 31, 2017. The acquisition of the HFF loan portfolio on April 20, 2016 contributed $1.28 billion to the total increase in the Company's loan balance and generated loan interest income of $21.7 million for the three months ended March 31, 2017. The remaining increase in the Company's loan balance from the prior year is attributable to organic loan growth, which averages lower yields than the HFF portfolio. Interest income from investment securities increased by $4.6 million for the comparable period primarily due to an increase in the average investment balance of $686.4 million from March 31, 2016. Average yield on interest earning assets increased to 4.95% for the three months ended March 31, 2017, compared to 4.83% for the same period in 2016, which was primarily the result of increased yields on loans, attributable to the acquisition of the HFF loan portfolio and rising interest rates during the three months ended March 31, 2017.
For the three months ended March 31, 2017, interest expense was $13.0 million, compared to $8.5 million for the three months ended March 31, 2016. Interest expense on deposits increased $2.2 million for the same period as average interest-bearing deposits increased $1.00 billion, which is a 6 basis point increase in average cost of interest bearing deposits. Interest expense on qualifying debt increased by $2.2 million as a result of a $154.6 million increase in average qualifying debt for the three months ended March 31, 2017 compared to the same period in 2016.
For the three months ended March 31, 2017, net interest income was $179.3 million, compared to $145.7 million for the three months ended March 31, 2016. The increase in net interest income reflects a $2.85 billion increase in average interest-earning assets, offset by a $1.21 billion increase in average interest-bearing liabilities. The increase in net interest margin of 5 basis points is the result of an increase in average yield on loans and securities compared to the same period in 2016, partially offset by higher deposit costs.
Provision for Credit Losses
The provision for credit losses in each period is reflected as a reduction in earnings for that period. The provision is equal to the amount required to maintain the allowance for credit losses at a level that is adequate to absorb probable credit losses inherent in the loan portfolio. For the three months ended March 31, 2017, the provision for credit losses was $4.3 million, compared to $2.5 million for the three months ended March 31, 2016. The provision increase was primarily due to an increase in total organic loans during the three months ended March 31, 2017. The Company may establish an additional allowance for credit losses for PCI loans through provision for credit losses when impairment is determined as a result of lower than expected cash flows. As of March 31, 2017 and December 31, 2016, the allowance for credit losses on PCI loans was $1.9 million and $1.8 million, respectively.
Non-interest Income
The following table presents a summary of non-interest income for the periods presented:

	Three Months Ended March 31,
	2017	2016	Increase (Decrease)
	(in thousands)
Service charges and fees	$4,738	$4,466	$272
Card income	1,218	1,013	205
Income from bank owned life insurance	948	930	18
Gain (loss) on sales of investment securities, net	635	1,001	(366)
SBA / warrant income	516	1,006	(490)
Lending related income and gains (losses) on sale of loans, net	492	2,935	(2,443)
Other income	1,997	1,782	215
Total non-interest income	$10,544	$13,133	$(2,589)
Total non-interest income for the three months ended March 31, 2017 compared to the same period in 2016, decreased by $2.6 million, or 19.7%. The decrease in non-interest income is due primarily to a decrease in lending related income and net gains on sale of loans, which included a non-recurring net gain on sale of loans of $2.5 million for the three months ended March 31, 2016.

Non-interest Expense
The following table presents a summary of non-interest expense for the periods presented:

	Three Months Ended March 31,
	2017	2016	Increase (Decrease)
	(in thousands)
Salaries and employee benefits	$51,620	$44,855	$6,765
Legal, professional, and directors' fees	8,803	5,572	3,231
Occupancy	6,894	6,257	637
Data processing	5,271	4,561	710
Insurance	3,228	3,323	(95)
Loan and repossessed asset expenses	1,278	902	376
Marketing	721	657	64
Intangible amortization	689	697	(8)
Card expense	654	887	(233)
Net (gain) loss on sales / valuations of repossessed and other assets (1)	(543)	(302)	(241)
Other expense	9,142	8,084	1,058
Total non-interest expense	$87,757	$75,493	$12,264
Total non-interest expense for the three months ended March 31, 2017, compared to the same period in 2016, increased $12.3 million, or 16.2%. This increase primarily relates to salaries and employee benefits, legal, professional, and directors' fees, and other non-interest expense. Salaries and employee benefits and legal, professional, and directors' fees have increased as the Company continues to build out its infrastructure to support its continued growth. Other non-interest expense increased primarily as a result of deposit earnings credits paid to account holders.
Income Taxes
The effective tax rate for the three months ended March 31, 2017 was 25.03%, compared to 24.14% for the three months ended March 31, 2016. The increase in the effective tax rate for the three months ended March 31, 2017 compared to the three months ended March 31, 2016 is due primarily to the increase in pre-tax book income without proportional increases to favorable tax rate items.

Business Segment Results
The Company's reportable segments are aggregated primarily based on geographic location, services offered, and markets served. The Company's regional segments, which include Arizona, Nevada, Southern California, and Northern California, provide full service banking and related services to their respective markets. The Company's NBL segments, which include HOA services, Public & Nonprofit Finance, Technology & Innovation, HFF, and Other NBLs, provide specialized banking services to niche markets. These NBLs are managed centrally and are broader in geographic scope than the Company's other segments, though still predominately located within the Company's core market areas. The Corporate & Other segment consists of corporate-related items, income and expense items not allocated to the Company's other reportable segments, and inter-segment eliminations.
The following tables present selected operating segment information for the periods presented:

		Regional Segments
	Consolidated Company	Arizona	Nevada	Southern California	Northern California
At March 31, 2017	(in millions)
Loans, net of deferred loan fees and costs	$13,662.7	$3,039.7	$1,769.3	$1,806.7	$1,130.1
Deposits	15,356.0	4,255.0	3,896.1	2,397.2	1,461.3

At December 31, 2016
Loans, net of deferred loan fees and costs	$13,208.5	$2,955.9	$1,725.5	$1,766.8	$1,095.4
Deposits	14,549.8	3,843.4	3,731.5	2,382.6	1,543.6

Three Months Ended March 31, 2017:	(in thousands)
Income (loss) before income taxes	$97,846	$26,384	$21,770	$13,167	$11,043

Three Months Ended March 31, 2016:
Income (loss) before income taxes	$80,851	$20,908	$20,701	$13,824	$10,612

	National Business Lines
	HOA Services	Public & Nonprofit Finance	Technology & Innovation	Hotel Franchise Finance	Other NBLs	Corporate & Other
At March 31, 2017	(in millions)
Loans, net of deferred loan fees and costs	$132.7	$1,528.7	$1,011.2	$1,279.6	$1,955.1	$9.6
Deposits	2,112.8	—	1,142.2	—	—	91.4

At December 31, 2016
Loans, net of deferred loan fees and costs	$116.8	$1,454.3	$1,011.4	$1,292.1	$1,776.9	$13.4
Deposits	1,890.3	—	1,038.2	—	—	120.2

Three Months Ended March 31, 2017:	(in thousands)
Income (loss) before income taxes	$5,615	$3,738	$10,964	$10,593	$6,616	$(12,044)

Three Months Ended March 31, 2016:
Income (loss) before income taxes	$3,118	$3,562	$12,205	$—	$7,597	$(11,676)

BALANCE SHEET ANALYSIS
Total assets increased $921.7 million, or 5.4%, to $18.12 billion at March 31, 2017, compared to $17.20 billion at December 31, 2016. The increase in total assets relates primarily to organic loan growth and an increase in cash and cash equivalents and investment securities resulting from increased deposits. Loans increased $454.3 million, or 3.4%, to $13.66 billion at March 31, 2017, compared to $13.21 billion at December 31, 2016.
Total liabilities increased $844.2 million, or 5.5%, to $16.15 billion at March 31, 2017, compared to $15.31 billion at December 31, 2016. The increase in liabilities is due primarily to an increase in total deposits of $806.1 million, or 5.5%, to $15.36 billion, all of which is attributable to organic deposit growth.
Total stockholders’ equity increased by $77.5 million, or 4.1%, to $1.97 billion at March 31, 2017, compared to $1.89 billion at December 31, 2016. The increase in stockholders' equity relates primarily to net income for the three months ended March 31, 2017 and an increase in the fair value of the Company's AFS portfolio, which is recognized as part of AOCI.
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
The Company's investment securities portfolio is utilized as collateral for borrowings, required collateral for public deposits and customer repurchase agreements, and to manage liquidity, capital, and interest rate risk. The following table summarizes the carrying value of the investment securities portfolio for each of the periods below:

	March 31, 2017	December 31, 2016
	(in thousands)
Collateralized debt obligations	$20,023	$13,490
Commercial MBS issued by GSEs	115,700	117,792
Corporate debt securities	68,395	64,144
CRA investments	47,208	37,113
Preferred stock	98,602	94,662
Private label residential MBS	497,066	433,685
Residential MBS issued by GSEs	1,363,819	1,356,258
Tax-exempt	506,705	500,312
Trust preferred securities	27,680	26,532
U.S. government sponsored agency securities	55,920	56,022
U.S. treasury securities	2,502	2,502
Total investment securities	$2,803,620	$2,702,512

Loans
The table below summarizes the distribution of the Company’s held for investment loan portfolio:

	March 31, 2017	December 31, 2016
	(in thousands)
Commercial and industrial	$5,948,307	$5,755,021
Commercial real estate - non-owner occupied	3,607,783	3,543,956
Commercial real estate - owner occupied	2,043,431	2,013,276
Construction and land development	1,601,721	1,478,114
Residential real estate	309,870	259,432
Commercial leases	90,722	100,765
Consumer	43,049	38,963
Loans, net of deferred loan fees and costs	13,644,883	13,189,527
Allowance for credit losses	(127,649)	(124,704)
Total loans HFI	$13,517,234	$13,064,823
Net deferred loan fees and costs as of March 31, 2017 and December 31, 2016 total $21.5 million and $22.3 million, respectively, which is a reduction in the carrying value of loans. Net unamortized purchase discounts on loans total $7.3 million and $5.2 million as of March 31, 2017 and December 31, 2016, respectively. Total loans held for investment are also net of interest rate and credit marks on acquired loans totaling $65.1 million and $69.5 million as of March 31, 2017 and December 31, 2016, respectively, which is a reduction in the carrying value of acquired loans.
As of March 31, 2017 and December 31, 2016, the Company also has $17.9 million and $18.9 million of HFS loans, respectively.
Concentrations of Lending Activities
The Company monitors concentrations within four broad categories: product, collateral, geography, and industry. The Company’s loan portfolio includes significant credit exposure to the CRE market. As of each of the periods ended March 31, 2017 and December 31, 2016, CRE related loans accounted for approximately 53% of total loans. Substantially all of these loans are secured by first liens with an initial loan to value ratio of generally not more than 75%. Approximately 36% of these CRE loans, excluding construction and land loans, were owner-occupied at each of the periods ended March 31, 2017 and December 31, 2016.
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

Total non-performing loans decreased by $7.6 million, or 8.0%, at March 31, 2017 to $87.4 million from $95.0 million at December 31, 2016.

	March 31, 2017	December 31, 2016
	(dollars in thousands)
Total non-accrual loans (1)	$34,458	$40,272
Loans past due 90 days or more on accrual status (2)	3,659	1,067
Accruing troubled debt restructured loans	49,292	53,637
Total nonperforming loans, excluding loans acquired with deteriorated credit quality	87,409	94,976
Other impaired loans	26,297	4,233
Total impaired loans	$113,706	$99,209
Other assets acquired through foreclosure, net	$45,200	$47,815
Non-accrual loans to gross loans held for investment	0.25%	0.31%
Loans past due 90 days or more on accrual status to gross loans held for investment	0.03	0.01

(1)	Includes non-accrual TDR loans of $12.0 million and $7.1 million at March 31, 2017 and December 31, 2016, respectively.

(2)	Includes $0.1 million from loans acquired with deteriorated credit quality at March 31, 2017 and December 31, 2016, respectively.
Interest income received on non-accrual loans was $0.3 million and $0.2 million for the three months ended March 31, 2017 and 2016, respectively. Interest income that would have been recorded under the original terms of non-accrual loans was $0.6 million and $0.4 million for the three months ended March 31, 2017 and 2016, respectively.
The composition of non-accrual loans by loan type and by segment were as follows:

	March 31, 2017			December 31, 2016
	Non-accrual Balance	Percent of Non-Accrual Balance	Percent of Total HFI Loans	Non-accrual Balance	Percent of Non-Accrual Balance	Percent of Total HFI Loans
	(dollars in thousands)
Commercial and industrial	$16,445	47.72%	0.12%	$16,967	42.13%	0.13%
Commercial real estate	11,236	32.60	0.08	16,666	41.39	0.13
Construction and land development	1,284	3.73	0.01	1,284	3.19	0.01
Residential real estate	5,329	15.47	0.04	5,192	12.89	0.04
Consumer	164	0.48	—	163	0.40	—
Total non-accrual loans	$34,458	100.00%	0.25%	$40,272	100.00%	0.31%

	March 31, 2017		December 31, 2016
	Nonaccrual Loans	Percent of Segment's Total HFI Loans	Nonaccrual Loans	Percent of Segment's Total HFI Loans
	(dollars in thousands)
Arizona	$10,734	0.35%	$10,424	0.35%
Nevada	5,061	0.29	10,407	0.60
Southern California	2,776	0.15	2,891	0.16
Northern California	5,514	0.50	4,408	0.41
Technology and Innovation	7,682	0.76	8,813	0.87
Other NBLs	165	0.01	166	0.01
Corporate & Other	2,526	26.35	3,163	23.22
Total non-accrual loans	$34,458	0.25%	$40,272	0.31%

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
As of March 31, 2017 and December 31, 2016, the aggregate amount of loans classified as impaired was $113.7 million and $99.2 million, respectively, a net increase of 14.6%. The total specific allowance for credit losses related to these loans was $4.0 million and $4.2 million at March 31, 2017 and December 31, 2016, respectively. The Company had $49.3 million and $53.6 million in loans classified as accruing restructured loan at March 31, 2017 and December 31, 2016, respectively.
Impaired loans by segment at March 31, 2017 and December 31, 2016 were as follows:

	March 31, 2017	December 31, 2016
	(in thousands)
Arizona	$19,512	$19,180
Nevada	53,935	48,348
Southern California	6,335	2,888
Northern California	4,535	4,024
Technology & Innovation	23,024	8,461
Other NBLs	162	163
Corporate & Other	6,203	16,145
Total impaired loans	$113,706	$99,209
The following tables present a breakdown of total impaired loans and the related specific reserves for the periods indicated:

	March 31, 2017
	Impaired Balance	Percent of Impaired Balance	Percent of Total HFI Loans	Reserve Balance	Percent of Reserve Balance	Percent of Total Allowance
	(dollars in thousands)
Commercial and industrial	$36,683	32.26%	0.27%	$3,033	76.49%	2.38%
Commercial real estate	43,886	38.59	0.32	932	23.51	0.73
Construction and land development	14,117	12.42	0.10	—	—	—
Residential real estate	18,806	16.54	0.14	—	—	—
Consumer	214	0.19	—	—	—	—
Total impaired loans	$113,706	100.00%	0.83%	$3,965	100.00%	3.11%

	December 31, 2016
	Impaired Balance	Percent of Impaired Balance	Percent of Total HFI Loans	Reserve Balance	Percent of Reserve Balance	Percent of Total Allowance
	(dollars in thousands)
Commercial and industrial	$21,462	21.63%	0.16%	$3,301	77.88%	2.65%
Commercial real estate	46,272	46.64	0.36	937	22.10	0.75
Construction and land development	14,838	14.96	0.11	—	—	—
Residential real estate	16,391	16.52	0.12	—	—	—
Consumer	246	0.25	—	1	0.02	—
Total impaired loans	$99,209	100.00%	0.75%	$4,239	100.00%	3.40%

Allowance for Credit Losses
The following table summarizes the activity in the Company's allowance for credit losses for the period indicated:

	Three Months Ended March 31,
	2017	2016
	(dollars in thousands)
Allowance for credit losses:
Balance at beginning of period	$124,704	$119,068
Provision charged to operating expense:
Commercial and industrial	2,362	5,890
Commercial real estate	1,798	(3,311)
Construction and land development	(355)	354
Residential real estate	425	(571)
Consumer	20	138
Total Provision	4,250	2,500
Recoveries of loans previously charged-off:
Commercial and industrial	(328)	(1,576)
Commercial real estate	(533)	(3,665)
Construction and land development	(277)	(95)
Residential real estate	(251)	(257)
Consumer	(49)	(67)
Total recoveries	(1,438)	(5,660)
Loans charged-off:
Commercial and industrial	2,594	7,491
Commercial real estate	—	410
Construction and land development	—	—
Residential real estate	115	26
Consumer	34	74
Total charged-off	2,743	8,001
Net charge-offs (recoveries)	1,305	2,341
Balance at end of period	$127,649	$119,227
Net charge-offs (recoveries) to average loans outstanding - annualized	0.04%	0.08%
Allowance for credit losses to gross loans	0.94	1.06
The following table summarizes the allocation of the allowance for credit losses by loan type. However, the allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

	Commercial and Industrial	Commercial Real Estate	Construction and Land Development	Residential Real Estate	Consumer	Total
	(dollars in thousands)
March 31, 2017
Allowance for Credit Losses	$73,429	$28,004	$21,097	$4,412	$707	$127,649
Percent of Total Allowance for Credit Losses	57.5%	21.9%	16.5%	3.5%	0.6%	100.0%
Percent of Gross Loans to Total Gross HFI Loans	44.3	41.4	11.7	2.3	0.3	100.0
December 31, 2016
Allowance for Credit Losses	$73,333	$25,673	$21,175	$3,851	$672	$124,704
Percent of Total Allowance for Credit Losses	58.8%	20.6%	17.0%	3.1%	0.5%	100.0%
Percent of Gross Loans to Total Gross HFI Loans	44.3	42.1	11.3	2.0	0.3	100.0

Problem Loans
The Company classifies loans consistent with federal banking regulations using a nine category grading system. These loan grades are described in further detail in "Item 1. Business” of the Company's Annual Report for the year ended December 31, 2016. The following table presents information regarding potential and actual problem loans, consisting of loans graded Special Mention, Substandard, Doubtful, and Loss, but still performing, and excluding acquired loans:

	March 31, 2017
	Number of Loans	Loan Balance	Percent of Loan Balance	Percent of Total HFI Loan Balance
	(dollars in thousands)
Commercial and industrial	104	$126,287	57.28%	0.93%
Commercial real estate	39	66,148	30.00	0.49
Construction and land development	7	26,372	11.96	0.19
Residential real estate	6	1,581	0.72	0.01
Consumer	6	82	0.04	—
Total	162	$220,470	100.00%	1.62%

	December 31, 2016
	Number of Loans	Loan Balance	Percent of Loan Balance	Percent of Total HFI Loan Balance
	(dollars in thousands)
Commercial and industrial	96	$92,019	51.65%	0.70%
Commercial real estate	41	71,900	40.36	0.55
Construction and land development	7	12,297	6.90	0.09
Residential real estate	9	1,831	1.03	0.01
Consumer	9	103	0.06	—
Total	162	$178,150	100.00%	1.35%
Other Assets Acquired Through Foreclosure
The following table represents the changes in other assets acquired through foreclosure:

	Three Months Ended March 31, 2017
	Gross Balance	Valuation Allowance	Net Balance
	(in thousands)
Balance, beginning of period	$54,138	$(6,323)	$47,815
Transfers to other assets acquired through foreclosure, net	—	—	—
Proceeds from sale of other real estate owned and repossessed assets, net	(3,113)	224	(2,889)
Valuation adjustments, net	—	380	380
(Losses) gains, net (1)	(106)	—	(106)
Balance, end of period	$50,919	$(5,719)	$45,200

	Three Months Ended March 31, 2016
Balance, beginning of period	$52,984	$(9,042)	$43,942
Transfers to other assets acquired through foreclosure, net	10,638	—	10,638
Proceeds from sale of other real estate owned and repossessed assets, net	(2,436)	295	(2,141)
Valuation adjustments, net	—	177	177
Gains (losses), net (1)	160	—	160
Balance, end of period	$61,346	$(8,570)	$52,776

(1)	There were no net gains related to initial transfers to other assets during the three months ended March 31, 2017 and 2016.
Other assets acquired through foreclosure consist primarily of properties acquired as a result of, or in-lieu-of, foreclosure. OREO and other repossessed property are reported at the lower of carrying value or fair value less estimated costs to sell the property. Costs relating to the development or improvement of the assets are capitalized and costs relating to holding the assets are charged to expense. The Company has $45.2 million, $47.8 million, $52.8 million of such assets at March 31, 2017, December 31, 2016, and March 31, 2016, respectively.
At March 31, 2017, the Company held 25 OREO properties, compared to 31 at December 31, 2016.
Goodwill and Other Intangible Assets
Goodwill represents the excess consideration paid for net assets acquired in a business combination over their fair value. Goodwill and other intangible assets acquired in a business combination that are determined to have an indefinite useful life are not subject to amortization, but are subsequently evaluated for impairment at least annually. The Company has goodwill of $289.9 million and intangible assets totaling $12.2 million at March 31, 2017, which have been allocated to the Nevada, Northern California, Technology & Innovation, and HFF operating segments.
The Company performs its annual goodwill and intangibles impairment tests as of October 1 each year, or more often if events or circumstances indicate that the carrying value may not be recoverable. During the three months ended March 31, 2017 and 2016, there were no events or circumstances that indicated an interim impairment test of goodwill or other intangible assets was necessary.
The Company recognized initial goodwill of $0.2 million related to the HFF loan portfolio acquisition, which closed on April 20, 2016. The fair values of assets acquired and liabilities assumed are subject to adjustment during the first twelve months after the acquisition date if additional information becomes available to indicate a more accurate or appropriate value for an asset or liability. During the three months ended March 31, 2017, the Company recognized measurement period adjustments totaling $0.1 million for tax related items, which reduced goodwill related to the HFF acquisition to $0.1 million. The measurement period for the HFF acquisition ended on April 20, 2017. Therefore, the fair values of these assets acquired and liabilities assumed were considered final effective April 20, 2017.
During the three months ended March 31, 2016, the Company identified $0.7 million in measurement period adjustments from the Bridge acquisition, primarily related to a reduction in accrued liabilities. The measurement period for the Bridge acquisition ended on June 30, 2016, therefore, the fair values of these assets acquired and liabilities assumed are final.
Deferred Tax Assets
As of March 31, 2017, the net deferred tax asset was $88.1 million, a decrease of $7.1 million from December 31, 2016. This overall decrease in the net deferred tax asset was primarily the result of increases in the fair market value of AFS securities.
At each of the periods ended March 31, 2017 and December 31, 2016, the Company had no deferred tax valuation allowance.
Deposits
Deposits are the primary source for funding the Company's asset growth. Total deposits increased to $15.36 billion at March 31, 2017, from $14.55 billion at December 31, 2016, an increase of $806.1 million, or 5.5%. The increase in deposits is attributable to organic deposit growth. Non-interest-bearing demand deposits increased by $481.2 million from December 31, 2016. Savings and money market deposits increased $132.8 million from December 31, 2016.
WAB is a participant in the Promontory Interfinancial Network, a network that offers deposit placement services such as CDARS and ICS, which offer products that qualify large deposits for FDIC insurance. At March 31, 2017, the Company has $395.6 million of CDARS deposits and $562.1 million of ICS deposits, compared to $413.9 million of CDARS deposits and $607.5 million of ICS deposits at December 31, 2016. At March 31, 2017 and December 31, 2016, the Company also has $89.3 million and $136.2 million, respectively, of wholesale brokered deposits. There are also $530.0 million and $571.9 million of additional deposits as of March 31, 2017 and December 31, 2016, respectively, that the Company considers core deposits because of their origin from AAB clients, but which are classified as brokered deposits for regulatory reporting purposes.

The average balances and weighted average rates paid on deposits are presented below:

	Three Months Ended March 31,
	2017		2016
	Average Balance	Rate	Average Balance	Rate
	(dollars in thousands)
Interest-bearing transaction accounts	$1,434,826	0.22%	$1,091,886	0.17%
Savings and money market accounts	6,068,997	0.35	5,333,905	0.30
Time certificates of deposit	1,484,868	0.62	1,561,496	0.45
Total interest-bearing deposits	8,988,691	0.37	7,987,287	0.31
Non-interest-bearing demand deposits	5,719,169	—	4,350,132	—
Total deposits	$14,707,860	0.23%	$12,337,419	0.20%
Other Borrowings
The Company from time to time utilizes short-term borrowed funds to support short-term liquidity needs generally created by increased loan demand. The majority of these short-term borrowed funds consist of advances from the FHLB and customer repurchase agreements. The Company’s borrowing capacity with the FHLB is determined based on collateral pledged, generally consisting of securities and loans. In addition, the Company has borrowing capacity from other sources, collateralized by securities, including securities sold under agreements to repurchase, which are reflected at the amount of cash received in connection with the transaction, and may require additional collateral based on the fair value of the underlying securities. At March 31, 2017, total short-term borrowed funds consist of customer repurchase agreements of $35.7 million. At December 31, 2016, total short-term borrowed funds consisted of customer repurchase agreements of $41.7 million and FHLB advances of $80.0 million.
As of March 31, 2017 and December 31, 2016, the Company does not have any borrowings classified as long-term.
Qualifying Debt
Qualifying debt consists of subordinated debt and junior subordinated debt, inclusive of issuance costs and fair market value adjustments. At March 31, 2017, the carrying value of qualifying debt was $366.9 million, compared to $367.9 million at December 31, 2016.

Capital Resources
The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements could trigger certain mandatory or discretionary actions that, if undertaken, could have a direct material effect on the Company’s business and financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities, and certain off-balance sheet items (discussed in "Note 12. Commitments and Contingencies" to the Unaudited Consolidated Financial Statements) as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.
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
As of March 31, 2017 and December 31, 2016, the Company and the Bank exceeded the capital levels necessary to be classified as well-capitalized, as defined by the banking agencies. The actual capital amounts and ratios for the Company and the Bank are presented in the following tables as of the periods indicated:

	Total Capital	Tier 1 Capital	Risk-Weighted Assets	Tangible Average Assets	Total Capital Ratio	Tier 1 Capital Ratio	Tier 1 Leverage Ratio	Common Equity Tier 1
	(dollars in thousands)
March 31, 2017
WAL	$2,180,518	$1,745,723	$16,604,014	$17,121,149	13.1%	10.5%	10.2%	10.0%
WAB	2,065,157	1,781,315	16,523,040	17,019,109	12.5	10.8	10.5	10.8
Well-capitalized ratios					10.0	8.0	5.0	6.5
Minimum capital ratios					8.0	6.0	4.0	4.5

December 31, 2016
WAL	$2,107,480	$1,675,871	$15,980,092	$16,868,674	13.2%	10.5%	9.9%	10.0%
WAB	2,001,081	1,720,072	15,888,346	16,764,327	12.6	10.8	10.3	10.8
Well-capitalized ratios					10.0	8.0	5.0	6.5
Minimum capital ratios					8.0	6.0	4.0	4.5

Critical Accounting Policies
Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties and could potentially result in materially different results under different assumptions and conditions. The critical accounting policies upon which the Company's financial condition and results of operations depend, and which involve the most complex subjective decisions or assessments, are included in the discussion entitled "Critical Accounting Policies" in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations," in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2016, and all amendments thereto, as filed with the SEC. There were no material changes to the critical accounting policies disclosed in the Annual Report on Form 10-K.

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
The following table presents the available and outstanding balances of the Company's lines of credit:

	March 31, 2017
	Available Balance	Outstanding Balance
	(in millions)
Unsecured fed funds credit lines at correspondent banks	$100.0	$—
Other lines with correspondent banks:
Secured other lines with correspondent banks	23.3	—
Unsecured other lines with correspondent banks	45.0	—
Total other lines with correspondent banks	$168.3	$—
In addition to lines of credit, the Company has borrowing capacity with the FHLB and FRB from pledged loans and securities. The borrowing capacity, outstanding borrowings, and available credit as of March 31, 2017 are presented in the following table:

March 31, 2017
(in millions)
FHLB:
Borrowing capacity	$2,632.7
Outstanding borrowings	—
Letters of credit	343.0
Total available credit	$2,289.7

FRB:
Borrowing capacity	$1,027.5
Outstanding borrowings	—
Total available credit	$1,027.5
The Company has a formal liquidity policy and, in the opinion of management, its liquid assets are considered adequate to meet cash flow needs for loan funding and deposit cash withdrawals for the next 90-120 days. At March 31, 2017, there is $2.34 billion in liquid assets, comprised of $647.1 million in cash, cash equivalents, and money market investments and $1.69 billion in unpledged marketable securities. At December 31, 2016, the Company maintained $2.00 billion in liquid assets, comprised of $284.5 million of cash, cash equivalents, and money market investments, and $1.72 billion of unpledged marketable securities.
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
WAB maintains sufficient funding capacity to address large increases in funding requirements, such as deposit outflows. This capacity is comprised of liquidity derived from a reduction in asset levels and various secured funding sources. On a long-term basis, the Company’s liquidity will be met by changing the relative distribution of its asset portfolios (for example, by reducing investment or loan volumes, or selling or encumbering assets). Further, the Company can increase liquidity by soliciting higher levels of deposit accounts through promotional activities and/or borrowing from correspondent banks, the FHLB of San Francisco, and the FRB. At March 31, 2017, the Company's long-term liquidity needs primarily relate to funds required to support loan originations, commitments, and deposit withdrawals, which can be met by cash flows from investment payments and maturities, and investment sales, if necessary.
The Company’s liquidity is comprised of three primary classifications: 1) cash flows provided by operating activities; 2) cash flows used in investing activities; and 3) cash flows provided by financing activities. Net cash provided by or used in operating activities consists primarily of net income, adjusted for changes in certain other asset and liability accounts and certain non-cash income and expense items, such as the provision for credit losses, investment and other amortization and depreciation. For the three months ended March 31, 2017 and 2016, net cash provided by operating activities was $88.0 million and $71.3 million, respectively.
The Company's primary investing activities are the origination of real estate and commercial loans, the collection of repayments of these loans, and the purchase and sale of securities. The Company's net cash provided by and used in investing activities has been primarily influenced by its loan and securities activities. The net increase in loans for the three months ended March 31, 2017 and 2016 was $342.1 million and $105.4 million, respectively. There was a net increase in investment securities for the three months ended March 31, 2017 of $89.9 million, compared to a net increase of $36.5 million for the three months ended March 31, 2016.
Net cash provided by financing activities has been impacted significantly by increased deposit levels. During the three months ended March 31, 2017 and 2016, net deposits increased $806.1 million and $1.05 billion, respectively.
Fluctuations in core deposit levels may increase the Company's need for liquidity as certificates of deposit mature or are withdrawn before maturity, and as non-maturity deposits, such as checking and savings account balances, are withdrawn. Additionally, the Company is exposed to the risk that customers with large deposit balances will withdraw all or a portion of such deposits, due in part to the FDIC limitations on the amount of insurance coverage provided to depositors. To mitigate the uninsured deposit risk, the Company participates in the CDARS and ICS programs, which allow an individual customer to invest up to $50.0 million and $110.0 million, respectively, through one participating financial institution or, a combined total of $150.0 million per individual customer, with the entire amount being covered by FDIC insurance. As of March 31, 2017, the Company has $395.6 million of CDARS and $562.1 million of ICS deposits.
As of March 31, 2017, the Company has $89.3 million of wholesale brokered deposits outstanding. Brokered deposits are generally considered to be deposits that have been received from a third party who is engaged in the business of placing deposits on behalf of others. A traditional deposit broker will direct deposits to the banking institution offering the highest interest rate available. Federal banking laws and regulations place restrictions on depository institutions regarding brokered deposits because of the general concern that these deposits are not relationship based and are at a greater risk of being withdrawn and placed on deposit at another institution offering a higher interest rate, thus posing liquidity risk for institutions that gather brokered deposits in significant amounts. There were also $530.0 million and $571.9 million of additional deposits as of March 31, 2017 and December 31, 2016, respectively, that the Company considers core deposits, but which are classified as brokered deposits for regulatory reporting purposes.
Federal and state banking regulations place certain restrictions on dividends paid. The total amount of dividends which may be paid at any date is generally limited to the retained earnings of the bank. Dividends paid by WAB to the Parent would be prohibited if the effect thereof would cause the bank’s capital to be reduced below applicable minimum capital requirements. During the three months ended March 31, 2017, the Parent contributed $9.9 million to WAB and WAB and LVSP paid dividends to the Parent of $20.0 million and $9.9 million, respectively. Subsequent to March 31, 2017, WAB paid dividends to the Parent of $10.0 million.
Recent accounting pronouncements
See "Note 1. Summary of Significant Accounting Policies," of the Notes to Unaudited Consolidated Financial Statements contained in Item 1. Financial Statements for information on recent and recently adopted accounting pronouncements and their expected impact, if any, on the Company's consolidated financial statements.

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
Net Interest Income Simulation. In order to measure interest rate risk at March 31, 2017, the Company uses a simulation model to project changes in net interest income that result from forecasted changes in interest rates. This analysis calculates the difference between a baseline net interest income forecast using current yield curves that do not take into consideration any future anticipated rate hikes, compared to forecasted net income resulting from an immediate parallel shift in rates upward or downward, along with other scenarios directed by ALCO. The income simulation model includes various assumptions regarding the re-pricing relationships for each of the Company's products. Many of the Company's assets are floating rate loans, which are assumed to re-price immediately and, proportional to the change in market rates, depending on their contracted index, including the impact of caps or floors. Some loans and investments contain contractual prepayment features (embedded options) and, accordingly, the simulation model incorporates prepayment assumptions. The Company's non-term deposit products re-price more slowly, usually changing less than the change in market rates and at the Company's discretion.
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

This simulation model assesses the changes in net interest income that would occur in response to an instantaneous and sustained increase or decrease (shock) in market interest rates over a twelve-month period. At March 31, 2017, the Company's net interest income exposure for the next twelve months related to these hypothetical changes in market interest rates was within the Company's current guidelines.
Sensitivity of Net Interest Income

	Interest Rate Scenario (change in basis points from Base)
	Down 100	Base	Up 100	Up 200	Up 300	Up 400
	(in thousands)
Interest Income	$747,313	$812,493	$893,912	$982,832	$1,074,391	$1,167,405
Interest Expense	23,792	54,551	98,609	142,675	186,747	230,826
Net Interest Income	723,521	757,942	795,303	840,157	887,644	936,579
% Change	(4.5)%		4.9%	10.8%	17.1%	23.6%
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
At March 31, 2017, the Company's EVE exposure related to these hypothetical changes in market interest rates was within the Company's current guidelines. The following table shows the Company's projected change in EVE for this set of rate shocks at March 31, 2017:
Economic Value of Equity

	Interest Rate Scenario (change in basis points from Base)
	Down 100	Base	Up 100	Up 200	Up 300	Up 400
	(in thousands)
Assets	$18,411,866	$18,163,670	$17,857,148	$17,546,146	$17,253,143	$16,963,007
Liabilities	15,451,349	15,120,688	14,849,872	14,620,497	14,423,920	14,254,416
Net Present Value	2,960,517	3,042,982	3,007,276	2,925,649	2,829,223	2,708,591
% Change	(2.7)%		(1.2)%	(3.9)%	(7.0)%	(11.0)%
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
Derivative Contracts. In the normal course of business, the Company uses derivative instruments to meet the needs of its customers and manage exposure to fluctuations in interest rates. The following table summarizes the aggregate notional amounts, market values, and terms of the Company’s derivative positions as of March 31, 2017 and December 31, 2016:
Outstanding Derivatives Positions

March 31, 2017			December 31, 2016
Notional	Net Value	Weighted Average Term (Years)	Notional	Net Value	Weighted Average Term (Years)
(dollars in thousands)
$1,035,151	$(57,151)	18.0	$993,485	$(61,529)	18.2

Item 4.	Controls and Procedures.
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
Changes in Internal Control over Financial Reporting
There have not been any changes in the Company's internal control over financial reporting during the quarter ended March 31, 2017, which have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.
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
There have not been any material changes to the risk factors previously disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2016.

Item 5.	Other Information
Not applicable.

Item 6.	Exhibits
EXHIBITS

3.1	Articles of Conversion, as filed with the Nevada Secretary of State on May 29, 2014 (incorporated by reference to Exhibit 3.1 of Western Alliance’s Form 8-K filed with the SEC on June 3, 2014).

3.2	Certificate of Conversion, as filed with the Delaware Secretary of State on May 29, 2014 (incorporated by reference to Exhibit 3.2 of Western Alliance’s Form 8-K filed with the SEC on June 3, 2014).

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

3.5	Amended and Restated Bylaws of Western Alliance, effective as of May 19, 2015 (incorporated by reference to Exhibit 3.2 of Western Alliance's Form 8-K filed with the SEC on May 22, 2015).

4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 of Western Alliance’s Form 8-K filed with the SEC on June 3, 2014).

4.2	Form of Subordinated Debt Indenture (incorporated by reference to Exhibit 4.3 of Western Alliance's Form S-3 filed with the SEC on May 7, 2015).

4.3	Form of 5.00% Fixed to Floating Rate Subordinated Bank Note due July 15, 2025 (incorporated by reference to Exhibit 4.1 of Western Alliance's Form 8-K filed with the SEC on July 2, 2015).

4.4
Subordinated Debt Indenture, dated June 16, 2016, between Western Alliance and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1 of Western Alliance's Form 8-K filed with the SEC on June 16, 2016).

4.5
First Supplemental Indenture (including Form of Debenture) dated June 16, 2016 between Western Alliance and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.2 of Western Alliance's Form 8-K filed with the SEC on June 16, 2016).

4.6	Form of Global Debenture dated June 16, 2016 (incorporated by reference to Exhibit 4.3 of Western Alliance's Form 8-K filed with the SEC on June 16, 2016).

31.1*	CEO Certification Pursuant Rule 13a-14(a)/15d-14(a).

31.2*	CFO Certification Pursuant Rule 13a-14(a)/15d-14(a).

32**	CEO and CFO Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.
* Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WESTERN ALLIANCE BANCORPORATION

April 27, 2017	By:	/s/ Robert Sarver
Robert Sarver
Chairman of the Board and
Chief Executive Officer

April 27, 2017	By:	/s/ Dale Gibbons
Dale Gibbons
Executive Vice President and
Chief Financial Officer

April 27, 2017	By:	/s/ J. Kelly Ardrey Jr.
J. Kelly Ardrey Jr.
Senior Vice President and
Chief Accounting Officer