Form 10-Q
period 2017-06-30
WESTERN ALLIANCE BANCORPORATION
filed 2017-07-28
CIK 1212545

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2017 or

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of July 21, 2017, Western Alliance Bancorporation had 105,536,405 shares of common stock outstanding.

PART I
GLOSSARY OF ENTITIES AND TERMS

The acronyms and abbreviations identified below are used in various sections of this Form 10-Q, including "Management's Discussion and Analysis of Financial Condition and Results of Operations," in Item 2 and the Consolidated Financial Statements and the Notes to Unaudited Consolidated Financial Statements in Item I of this Form 10-Q.

ENTITIES / DIVISIONS:
AAB	Alliance Association Bank	HFF	Hotel Franchise Finance
ABA	Alliance Bank of Arizona	LVSP	Las Vegas Sunset Properties
BON	Bank of Nevada	TPB	Torrey Pines Bank
Bridge	Bridge Bank	WA PWI	Western Alliance Public Welfare Investments, LLC
Company	Western Alliance Bancorporation and subsidiaries	WAB or Bank	Western Alliance Bank
FIB	First Independent Bank	WABT	Western Alliance Business Trust
HOA Services	Homeowner Associations Services	WAL or Parent	Western Alliance Bancorporation
TERMS:
AFS	Available-for-Sale	HFS	Held for Sale
ALCO	Asset and Liability Management Committee	HTM	Held-to-Maturity
AOCI	Accumulated Other Comprehensive Income	ICS	Insured Cash Sweep Service
ASC	Accounting Standards Codification	IRC	Internal Revenue Code
ASU	Accounting Standards Update	ISDA	International Swaps and Derivatives Association
BOD	Board of Directors	LIBOR	London Interbank Offered Rate
CDARS	Certificate Deposit Account Registry Service	LIHTC	Low-Income Housing Tax Credit
CDO	Collateralized Debt Obligation	MBS	Mortgage-Backed Securities
CEO	Chief Executive Officer	NBL	National Business Lines
CFO	Chief Financial Officer	NOL	Net Operating Loss
CRA	Community Reinvestment Act	NPV	Net Present Value
CRE	Commercial Real Estate	NUBILs	Net Unrealized Built In Losses
EPS	Earnings per share	OCI	Other Comprehensive Income
EVE	Economic Value of Equity	OREO	Other Real Estate Owned
Exchange Act	Securities Exchange Act of 1934, as amended	OTTI	Other-than-Temporary Impairment
FASB	Financial Accounting Standards Board	PCI	Purchased Credit Impaired
FDIC	Federal Deposit Insurance Corporation	SBA	Small Business Administration
FHLB	Federal Home Loan Bank	SBIC	Small Business Investment Company
FRB	Federal Reserve Bank	SEC	Securities and Exchange Commission
FVO	Fair Value Option	SERP	Supplemental Executive Retirement Plan
GAAP	U.S. Generally Accepted Accounting Principles	TDR	Troubled Debt Restructuring
GSE	Government-Sponsored Enterprise	TEB	Tax Equivalent Basis
HFI	Held for Investment	XBRL	eXtensible Business Reporting Language

Item 1.	Financial Statements
WESTERN ALLIANCE BANCORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30, 2017	December 31, 2016
	(Unaudited)
	(in thousands, except shares and per share amounts)
Assets:
Cash and due from banks	$149,569	$168,066
Interest-bearing deposits in other financial institutions	457,106	116,425
Cash and cash equivalents	606,675	284,491
Money market investments	147	—
Investment securities - measured at fair value; amortized cost of $0 at June 30, 2017 and $1,055 at December 31, 2016	—	1,053
Investment securities - AFS, at fair value; amortized cost of $3,085,124 at June 30, 2017 and $2,633,298 at December 31, 2016	3,084,658	2,609,380
Investment securities - HTM, at amortized cost; fair value of $137,526 at June 30, 2017 and $91,966 at December 31, 2016	132,802	92,079
Investments in restricted stock, at cost	65,357	65,249
Loans - HFS	16,736	18,909
Loans - HFI, net	13,973,259	13,189,527
Less: allowance for credit losses	(131,811)	(124,704)
Net loans held for investment	13,841,448	13,064,823
Premises and equipment, net	120,467	119,833
Other assets acquired through foreclosure, net	30,988	47,815
Bank owned life insurance	166,430	164,510
Goodwill	289,895	289,967
Other intangible assets, net	11,750	12,927
Deferred tax assets, net	87,658	95,194
Other assets	389,734	334,612
Total assets	$18,844,745	$17,200,842
Liabilities:
Deposits:
Non-interest-bearing demand	$6,859,358	$5,632,926
Interest-bearing	9,171,755	8,916,937
Total deposits	16,031,113	14,549,863
Customer repurchase agreements	32,661	41,728
Other borrowings	—	80,000
Qualifying debt, net	375,444	367,937
Other liabilities	346,853	269,785
Total liabilities	16,786,071	15,309,313
Commitments and contingencies (Note 12)
Stockholders’ equity:
Common stock - par value $0.0001; 200,000,000 authorized; 106,931,341 shares issued at June 30, 2017 and 106,371,093 at December 31, 2016	10	10
Treasury stock, at cost (1,502,498 shares at June 30, 2017 and 1,300,232 shares at December 31, 2016)	(36,651)	(26,362)
Additional paid in capital	1,413,061	1,400,140
Accumulated other comprehensive income (loss)	6,490	(4,695)
Retained earnings	675,764	522,436
Total stockholders’ equity	2,058,674	1,891,529
Total liabilities and stockholders’ equity	$18,844,745	$17,200,842
See accompanying Notes to Unaudited Consolidated Financial Statements.

WESTERN ALLIANCE BANCORPORATION AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENTS

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in thousands, except per share amounts)
Interest income:
Loans, including fees	$183,657	$160,015	$356,210	$299,801
Investment securities	19,286	11,456	35,858	23,482
Dividends	1,921	1,994	4,149	4,007
Other	2,089	624	3,001	1,055
Total interest income	206,953	174,089	399,218	328,345
Interest expense:
Deposits	9,645	7,678	18,057	13,921
Qualifying debt	4,493	2,514	8,831	4,698
Other borrowings	59	197	249	298
Other	13	14	29	31
Total interest expense	14,210	10,403	27,166	18,948
Net interest income	192,743	163,686	372,052	309,397
Provision for credit losses	3,000	2,500	7,250	5,000
Net interest income after provision for credit losses	189,743	161,186	364,802	304,397
Non-interest income:
Service charges and fees	5,203	4,544	9,941	9,043
Card income	1,380	1,274	2,802	2,464
Income from equity investments	1,291	59	1,983	401
Income from bank owned life insurance	973	1,029	1,921	1,959
Foreign currency income	832	842	1,874	1,783
Lending related income and gains (losses) on sale of loans, net	227	194	649	3,801
(Loss) gain on sales of investment securities, net	(47)	—	588	1,001
Other income	590	617	1,235	1,240
Total non-interest income	10,449	8,559	20,993	21,692
Non-interest expense:
Salaries and employee benefits	52,246	44,711	103,866	89,566
Legal, professional, and directors' fees	8,483	5,747	17,286	11,319
Occupancy	6,927	7,246	13,821	13,503
Data processing	4,396	5,114	9,667	9,175
Insurance	3,589	2,963	6,817	6,286
Deposit costs	2,133	986	3,874	1,758
Marketing	1,131	1,097	1,852	1,754
Loan and repossessed asset expenses	1,098	832	2,376	1,734
Card expense	704	824	1,358	1,711
Intangible amortization	488	697	1,177	1,394
Net loss (gain) on sales / valuations of repossessed and other assets	231	357	(312)	55
Acquisition / restructure expense	—	3,662	—	3,662
Other expense	6,831	7,568	14,232	15,380
Total non-interest expense	88,257	81,804	176,014	157,297
Income before provision for income taxes	111,935	87,941	209,781	168,792
Income tax expense	31,964	26,327	56,453	45,846
Net income	$79,971	$61,614	$153,328	$122,946

Earnings per share
Basic	$0.77	$0.60	$1.47	$1.20
Diluted	0.76	0.60	1.46	1.19
Weighted average number of shares outstanding:
Basic	104,162	102,688	104,075	102,294
Diluted	105,045	103,472	104,941	103,007
See accompanying Notes to Unaudited Consolidated Financial Statements.

WESTERN ALLIANCE BANCORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in thousands)
Net income	$79,971	$61,614	$153,328	$122,946
Other comprehensive income, net:
Unrealized gain (loss) on AFS securities, net of tax effect of $(3,534), $(8,008), $(9,204), and $(12,508), respectively	5,662	12,712	14,831	23,731
Unrealized gain (loss) on SERP, net of tax effect of $(23), $(4), $(23), and $(6)	37	6	36	12
Unrealized (loss) gain on junior subordinated debt, net of tax effect of $1,287, $(431), $2,044, and $(884)	(2,089)	575	(3,318)	1,334
Realized loss (gain) on sale of AFS securities included in income, net of tax effect of $(18), $0, $224, and $290, respectively	29	—	(364)	(711)
Net other comprehensive income	3,639	13,293	11,185	24,366
Comprehensive income	$83,610	$74,907	$164,513	$147,312
See accompanying Notes to Unaudited Consolidated Financial Statements.

WESTERN ALLIANCE BANCORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid in Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
	(in thousands)
Balance, December 31, 2015	103,087	$10	$1,323,473	$(16,879)	$22,260	$262,638	$1,591,502
Net income	—	—	—	—	—	122,946	122,946
Exercise of stock options	53	—	519	—	—	—	519
Restricted stock, performance stock units, and other grants	687	—	10,137	—	—	—	10,137
Restricted stock surrendered (1)	(293)	—	—	(9,045)	—	—	(9,045)
Issuance of common stock under ATM offering, net of offering costs	1,550	—	55,785	—	—		55,785
Other comprehensive income, net	—	—	—	—	24,366	—	24,366
Balance, June 30, 2016	105,084	$10	$1,389,914	$(25,924)	$46,626	$385,584	$1,796,210

Balance, December 31, 2016	105,071	$10	$1,400,140	$(26,362)	$(4,695)	$522,436	$1,891,529
Net income	—	—	—	—	—	153,328	153,328
Exercise of stock options	23	—	527	—	—	—	527
Restricted stock, performance stock unit, and other grants	537	—	12,394	—	—	—	12,394
Restricted stock surrendered (1)	(202)	—	—	(10,289)	—	—	(10,289)
Other comprehensive income, net	—	—	—	—	11,185	—	11,185
Balance, June 30, 2017	105,429	$10	$1,413,061	$(36,651)	$6,490	$675,764	$2,058,674

(1)	Share amounts represent Treasury Shares, see Note 1. Summary of Significant Accounting Policies for further discussion.
See accompanying Notes to Unaudited Consolidated Financial Statements.

WESTERN ALLIANCE BANCORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2017	2016
	(in thousands)
Cash flows from operating activities:
Net income	$153,328	$122,946
Adjustments to reconcile net income to cash provided by operating activities:
Provision for credit losses	7,250	5,000
Depreciation and amortization	6,389	6,136
Stock-based compensation	12,394	10,137
Excess tax benefit of stock-based compensation	(5,145)	(3,899)
Deferred income taxes	517	5,173
Amortization of net premiums for investment securities	10,426	6,229
Accretion of fair market value adjustments on loans acquired from business combinations	(13,584)	(13,485)
Accretion and amortization of fair market value adjustments on other assets and liabilities acquired from business combinations	1,332	1,549
Income from bank owned life insurance	(1,921)	(1,959)
(Gains) / Losses on:
Sales of investment securities	(588)	(1,001)
Sale of loans	107	(2,213)
Other assets acquired through foreclosure, net	172	329
Valuation adjustments of other repossessed assets, net	(224)	(311)
Sale of premises, equipment, and other assets, net	(260)	37
Changes in, net of acquisitions:
Other assets	9,704	(2,892)
Other liabilities	(4,459)	(16,639)
Net cash provided by operating activities	175,438	115,137
Cash flows from investing activities:
Investment securities - measured at fair value
Principal pay downs and maturities	—	150
Proceeds from sales	995	—
Investment securities - AFS
Purchases	(759,768)	(361,195)
Principal pay downs and maturities	222,706	176,410
Proceeds from sales	75,332	34,304
Investment securities - HTM
Purchases	(40,765)	(37,030)
Principal pay downs and maturities	—	25
Purchase of investment tax credits	(10,756)	(17,773)
(Purchase) sale of money market investments, net	(147)	12
(Purchase) liquidation of restricted stock	(107)	(571)
Loan fundings and principal collections, net	(736,342)	(401,692)
Purchase of premises, equipment, and other assets, net	(5,093)	(6,592)
Proceeds from sale of other real estate owned and repossessed assets, net	18,271	4,808
Cash and cash equivalents (used) acquired in acquisitions, net	—	(1,272,187)
Net cash used in investing activities	(1,235,674)	(1,881,331)

	Six Months Ended June 30,
	2017	2016
	(in thousands)
Cash flows from financing activities:
Net increase (decrease) in deposits	$1,481,249	$2,170,733
Proceeds from issuance of subordinated debt	—	169,470
Net (decrease) increase in borrowings	(89,067)	(149,665)
Proceeds from exercise of common stock options	527	519
Purchases of treasury stock	(10,289)	(9,045)
Proceeds from issuance of stock in offerings, net	—	55,785
Net cash provided by financing activities	1,382,420	2,237,797
Net increase (decrease) in cash and cash equivalents	322,184	471,603
Cash and cash equivalents at beginning of period	284,491	224,640
Cash and cash equivalents at end of period	$606,675	$696,243
Supplemental disclosure:
Cash paid (returned) during the period for:
Interest	$26,375	$18,206
Income taxes	53,937	27,176
Non-cash investing and financing activities:
Transfers to other assets acquired through foreclosure, net	1,392	10,726
Change in unfunded LIHTC and SBIC commitments	67,718	27,000
Non-cash assets acquired in acquisition	—	1,284,557
Non-cash liabilities acquired in acquisition	—	12,559
Change in unrealized gain (loss) on AFS securities, net of tax	14,467	23,019
Change in unrealized (loss) gain on junior subordinated debt, net of tax	(3,318)	1,334
Change in unfunded obligations	(32,742)	(12,966)
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
Principles of consolidation
As of June 30, 2017, WAL has ten wholly-owned subsidiaries: WAB, LVSP, and eight unconsolidated subsidiaries used as business trusts in connection with the issuance of trust-preferred securities.
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
Reclassifications
Certain amounts in the Consolidated Financial Statements as of December 31, 2016 and for the three and six months ended June 30, 2016 may have been reclassified to conform to the current presentation. The reclassifications have no effect on net income or stockholders’ equity as previously reported.

Interim financial information
The accompanying Unaudited Consolidated Financial Statements as of and for the three and six months ended June 30, 2017 and 2016 have been prepared in condensed format and, therefore, do not include all of the information and footnotes required by GAAP for complete financial statements. These statements have been prepared on a basis that is substantially consistent with the accounting principles applied to the Company's audited Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2016.

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
The general allowance covers all non-impaired loans and incorporates several quantitative and qualitative factors, which are used for all of the Company's portfolio segments. Quantitative factors include company-specific, ten-year historical net charge-offs stratified by loans with similar characteristics. Qualitative factors include: 1) levels of and trends in delinquencies and impaired loans; 2) levels of and trends in charge-offs and recoveries; 3) trends in volume and terms of loans; 4) changes in underwriting standards or lending policies; 5) experience, ability, depth of lending staff; 6) national and local economic trends and conditions; 7) changes in credit concentrations; 8) out-of-market exposures; 9) changes in quality of loan review system; and 10) changes in the value of underlying collateral.
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
The Company’s intangible assets consist primarily of core deposit intangible assets that are amortized over periods ranging from 5 to 10 years. The Company considers the remaining useful lives of its core deposit intangible assets each reporting period, as required by ASC 350, Intangibles—Goodwill and Other, to determine whether events and circumstances warrant a revision to the remaining period of amortization. If the estimate of an intangible asset’s remaining useful life has changed, the remaining carrying amount of the intangible asset is amortized prospectively over the revised remaining useful life. The Company has not revised its estimates of the useful lives of its core deposit intangibles during the three and six months ended June 30, 2017 and 2016.
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
Management uses its best judgment in estimating the fair value of the Company’s financial instruments; however, there are inherent limitations in any estimation technique. Therefore, for substantially all financial instruments, the fair value estimates presented herein are not necessarily indicative of the amounts the Company could have realized in a sales transaction at

June 30, 2017 and 2016. The estimated fair value amounts for June 30, 2017 and 2016 have been measured as of period-end, and have not been re-evaluated or updated for purposes of these Consolidated Financial Statements subsequent to those dates. As such, the estimated fair values of these financial instruments subsequent to the reporting date may be different than the amounts reported at period-end.
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
Recent accounting pronouncements
In May 2014, the FASB issued guidance within ASU 2014-09, Revenue from Contracts with Customers. The amendments in ASU 2014-09 to Topic 606, Revenue from Contracts with Customers, creates a common revenue standard and clarifies the principles for recognizing revenue that can be applied consistently across various transactions, industries, and capital markets. The amendments in the ASU clarify that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. As part of that principle, the entity should identify the contract(s) with the customer, identify the performance obligation(s) of the contract, determine the transaction price, allocate that transaction price to the performance obligation(s) of the contract, and then recognize revenue when or as the entity satisfies the performance obligation(s). In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers - Deferral of the Effective Date, which deferred the original effective date of ASU No. 2014-09 by one year. Accordingly, the amendments in ASU No. 2014-09 will be effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that annual reporting period. The amendments will be applied through the election of one of two retrospective methods. Substantially all of the Company's revenue is generated from interest income related to loans and investment securities, which are not within the scope of this guidance. The contracts that are within the scope of this guidance include service charges and fees on deposit accounts and warrant related income. While the Company is completing its review of contracts and other agreements to be prepared for adoption of this guidance on January 1, 2018, including presentation of prior periods, the Company does not expect the adoption will have a significant impact on its Consolidated Financial Statements.

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
In February 2016, the FASB issued guidance within ASU 2016-02, Leases. The amendments in ASU 2016-02 to Topic 842, Leases, require lessees to recognize the lease assets and lease liabilities arising from operating leases in the statement of financial position. The accounting applied by a lessor is largely unchanged from that applied under previous GAAP. The amendments in this Update are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. Management is in the early stages of its implementation assessment, which includes identifying the population of the Company's leases that are within the scope of the new guidance, gathering all key lease data, and considering new lease software options that will facilitate application of the new accounting requirements.
In June 2016, the FASB issued guidance within ASU 2016-13, Measurement of Credit Losses on Financial Instruments. The amendments in ASU 2016-13 to Topic 326, Financial Instruments - Credit Losses, require that an organization measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. The ASU also requires enhanced disclosures, including qualitative and quantitative disclosures that provide additional information about the amounts recorded in the financial statements. Additionally, the ASU amends the accounting for credit losses on AFS debt securities and purchased financial assets with credit deterioration. The amendments in this Update are effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Early adoption is permitted for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Management has formed a Steering Committee and an implementation team led by a full-time project manager that will facilitate all phases of planning and implementation of the new guidance. The implementation team is in the process of compiling key data elements and has engaged a third party to assist in developing models that will meet the requirements of the new guidance.
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
In May 2017, the FASB issued guidance within ASU 2017-09, Scope of Modification Accounting. The amendments in ASU 2017-09 to Topic 718, Compensation - Stock Compensation, provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. An entity should account for the effects of a modification unless all of the following conditions are met: the fair value of the modified award is the same as the fair value of the original award immediately before the original award is modified; the vesting conditions of the modified award are the same as the vesting conditions of the original award immediately before the original award is modified; and the classification of the modified award as an equity instrument or a liability instrument is the same as the classification of the original award immediately before the original award is modified. The amendments in this Update should be applied prospectively to an award modified on or after the adoption date. The amendments in this Update are effective for annual periods, and interim periods within those annual periods, beginning after December 31, 2017. Early adoption is permitted, including adoption in any interim period. The adoption of this guidance is not expected to have a material impact on the Company's Consolidated Financial Statements.

Recently adopted accounting guidance
In November 2015, the FASB issued guidance within ASU 2015-17, Income Taxes. The amendments in ASU 2015-17 to Topic 740, Income Taxes, changes the presentation of deferred income tax liabilities and assets, from previously bifurcated current and noncurrent, to a single noncurrent amount on the classified statement of financial position. The amendment was effective for the annual period ending after December 15, 2016, and for and interim periods within those annual periods. The adoption of this guidance did not have a material impact on the Company's Consolidated Financial Statements.
In March 2016, the FASB issued guidance within ASU 2016-05, Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships. The amendments in ASU 2016-05 to Topic 815, Derivatives and Hedging, clarify that a change in the counterparty to a derivative instrument that has been designated as the hedging instrument under Topic 815 does not, in and of itself, require dedesignation of that hedging relationship provided that all other hedge accounting criteria continue to be met. The amendments in this Update were effective for financial statements issued for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. The adoption of this guidance did not have a material impact on the Company's Consolidated Financial Statements.

2. INVESTMENT SECURITIES
The carrying amounts and fair values of investment securities at June 30, 2017 and December 31, 2016 are summarized as follows:

	June 30, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
	(in thousands)
Held-to-maturity
Tax-exempt	$132,802	$4,759	$(35)	$137,526

Available-for-sale
CDO	$50	$15,503	$—	$15,553
Commercial MBS issued by GSEs	118,535	45	(3,253)	115,327
Corporate debt securities	65,051	376	(1,505)	63,922
CRA investments	49,854	—	(372)	49,482
Preferred stock	93,007	4,668	(169)	97,506
Private label residential MBS	685,477	1,133	(6,362)	680,248
Residential MBS issued by GSEs	1,566,373	3,398	(14,634)	1,555,137
Tax-exempt	398,281	11,015	(5,107)	404,189
Trust preferred securities	32,000	—	(2,595)	29,405
U.S. government sponsored agency securities	74,000	—	(2,609)	71,391
U.S. treasury securities	2,496	4	(2)	2,498
Total AFS securities	$3,085,124	$36,142	$(36,608)	$3,084,658

	December 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
	(in thousands)
Held-to-maturity
Tax-exempt	$92,079	$433	$(546)	$91,966

Available-for-sale
CDO	$50	$13,440	$—	$13,490
Commercial MBS issued by GSEs	121,742	—	(3,950)	117,792
Corporate debt securities	65,058	371	(1,285)	64,144
CRA investments	37,627	—	(514)	37,113
Preferred stock	96,071	833	(2,242)	94,662
Private label residential MBS	440,272	182	(6,769)	433,685
Residential MBS issued by GSEs	1,369,289	3,046	(17,130)	1,355,205
Tax-exempt	409,693	8,477	(9,937)	408,233
Trust preferred securities	32,000	—	(5,468)	26,532
U.S. government sponsored agency securities	59,000	—	(2,978)	56,022
U.S. treasury securities	2,496	6	—	2,502
Total AFS securities	$2,633,298	$26,355	$(50,273)	$2,609,380

Securities measured at fair value
Residential MBS issued by GSEs				$1,053
During the three months ended June 30, 2017, the Company sold all of its investment securities measured at fair value. No significant gain or loss was recognized upon sale of these securities. For additional information on the fair value changes of securities measured at fair value, see the trading securities table in "Note 13. Fair Value Accounting" of these Notes to Unaudited Consolidated Financial Statements.

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
The Company has reviewed securities for which there is an unrealized loss in accordance with its accounting policy for OTTI described above and determined that there are no impairment charges for the three and six months ended June 30, 2017 and 2016. The Company does not consider any securities to be other-than-temporarily impaired as of June 30, 2017 and December 31, 2016. No assurance can be made that OTTI will not occur in future periods.
Information pertaining to securities with gross unrealized losses at June 30, 2017 and December 31, 2016, aggregated by investment category and length of time that individual securities have been in a continuous loss position follows:

	June 30, 2017
	Less Than Twelve Months		More Than Twelve Months		Total
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(in thousands)
Held-to-maturity
Tax-exempt	$35	$15,165	$—	$—	$35	$15,165
Available-for-sale
Commercial MBS issued by GSEs	$3,253	$98,719	$—	$—	$3,253	$98,719
Corporate debt securities	1,505	58,495	—	—	1,505	58,495
CRA investments	372	49,482	—	—	372	49,482
Preferred stock	169	5,684	—	—	169	5,684
Private label residential MBS	5,602	438,389	760	29,349	6,362	467,738
Residential MBS issued by GSEs	14,117	983,921	517	32,932	14,634	1,016,853
Tax-exempt	5,107	131,136	—	—	5,107	131,136
Trust preferred securities	—	—	2,595	29,405	2,595	29,405
U.S. government sponsored agency securities	2,609	56,391	—	—	2,609	56,391
U.S. treasury securities	2	1,503	—	—	2	1,503
Total AFS securities	$32,736	$1,823,720	$3,872	$91,686	$36,608	$1,915,406

	December 31, 2016
	Less Than Twelve Months		More Than Twelve Months		Total
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(in thousands)
Held-to-maturity
Tax-exempt	$546	$30,364	$—	$—	$546	$30,364
Available-for-sale
Commercial MBS issued by GSEs	$3,950	$117,792	$—	$—	$3,950	$117,792
Corporate debt securities	1,285	38,716	—	—	1,285	38,716
CRA investments	514	37,113	—	—	514	37,113
Preferred stock	2,188	63,151	54	1,471	2,242	64,622
Private label residential MBS	6,170	377,638	599	16,969	6,769	394,607
Residential MBS issued by GSEs	16,990	950,480	140	5,326	17,130	955,806
Tax-exempt	9,937	148,780	—	—	9,937	148,780
Trust preferred securities	—	—	5,468	26,532	5,468	26,532
U.S. government sponsored agency securities	2,978	56,022	—	—	2,978	56,022
Total AFS securities	$44,012	$1,789,692	$6,261	$50,298	$50,273	$1,839,990
At June 30, 2017 and December 31, 2016, the Company’s unrealized losses relate primarily to interest rate fluctuations and tightening of credit spreads in applicable markets. The total number of securities in an unrealized loss position at June 30, 2017 is 219, compared to 244 at December 31, 2016. In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and industry analysis reports. Since material downgrades have not occurred and management does not intend to sell the debt securities in an unrealized loss position in the foreseeable future, none of the securities described in the above table or in this paragraph are deemed to be OTTI.
The trust preferred securities have yields based on floating rate LIBOR, which are highly correlated to the federal funds rate and have been negatively affected by the low rate environment. This has resulted in unrealized losses for these securities.
The amortized cost and fair value of securities as of June 30, 2017, by contractual maturities, are shown below. MBS are shown separately as individual MBS are comprised of pools of loans with varying maturities. Therefore, these securities are listed separately in the maturity summary.

	June 30, 2017
	Amortized Cost	Estimated Fair Value
	(in thousands)
Held-to-maturity
After ten years	$132,802	$137,526

Available-for-sale
Due in one year or less	$52,131	$51,823
After one year through five years	67,910	71,080
After five years through ten years	260,920	262,406
After ten years	333,778	348,637
Mortgage-backed securities	2,370,385	2,350,712
Total AFS securities	$3,085,124	$3,084,658

The following tables summarize the carrying amount of the Company’s investment ratings position as of June 30, 2017 and December 31, 2016:

	June 30, 2017
	AAA	Split-rated AAA/AA+	AA+ to AA-	A+ to A-	BBB+ to BBB-	BB+ and below	Unrated	Totals
	(in thousands)
Held-to-maturity
Tax-exempt	$—	$—	$—	$—	$—	$—	$132,802	$132,802

Available-for-sale
CDO	$—	$—	$—	$—	$—	$15,553	$—	$15,553
Commercial MBS issued by GSEs	—	115,327	—	—	—	—	—	115,327
Corporate debt securities	—	—	—	44,722	19,200	—	—	63,922
CRA investments	—	25,215	—	—	—	—	24,267	49,482
Preferred stock	—	—	—	10,617	66,453	4,339	16,097	97,506
Private label residential MBS	617,783	—	57,209	1,776	1,353	2,127	—	680,248
Residential MBS issued by GSEs	—	1,555,137	—	—	—	—	—	1,555,137
Tax-exempt	36,655	25,286	222,009	118,347	—	—	1,892	404,189
Trust preferred securities	—	—	—	—	29,405	—	—	29,405
U.S. government sponsored agency securities	—	71,391	—	—	—	—	—	71,391
U.S. treasury securities	—	2,498	—	—	—	—	—	2,498
Total AFS securities (1)	$654,438	$1,794,854	$279,218	$175,462	$116,411	$22,019	$42,256	$3,084,658

(1)	Where ratings differ, the Company uses an average of the available ratings by S&P, Moody’s, and/or Fitch.

	December 31, 2016
	AAA	Split-rated AAA/AA+	AA+ to AA-	A+ to A-	BBB+ to BBB-	BB+ and below	Unrated	Totals
	(in thousands)
Held-to-maturity
Tax-exempt	$—	$—	$—	$—	$—	$—	$92,079	$92,079
Available-for-sale
CDO	$—	$—	$—	$—	$—	$13,490	$—	$13,490
Commercial MBS issued by GSEs	—	117,792	—	—	—	—	—	117,792
Corporate debt securities	—	—	5,429	38,715	20,000	—	—	64,144
CRA investments	—	—	—	—	—	—	37,113	37,113
Preferred stock	—	—	—	—	64,486	14,658	15,518	94,662
Private label residential MBS	399,013	—	29,921	2,117	2,634	—	—	433,685
Residential MBS issued by GSEs	—	1,355,205	—	—	—	—	—	1,355,205
Tax-exempt	80,862	—	268,249	59,122	—	—	—	408,233
Trust preferred securities	—	—	—	—	26,532	—	—	26,532
U.S. government sponsored agency securities	—	56,022	—	—	—	—	—	56,022
U.S. treasury securities	—	2,502	—	—	—	—	—	2,502
Total AFS securities (1)	$479,875	$1,531,521	$303,599	$99,954	$113,652	$28,148	$52,631	$2,609,380

Securities measured at fair value
Residential MBS issued by GSEs	$—	$1,053	$—	$—	$—	$—	$—	$1,053

(1)	Where ratings differ, the Company uses an average of the available ratings by S&P, Moody’s, and/or Fitch.

Securities with carrying amounts of approximately $991.1 million and $763.0 million at June 30, 2017 and December 31, 2016, respectively, were pledged for various purposes as required or permitted by law.
The following table presents gross gains and losses on sales of investment securities:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in thousands)
Gross gains	$78	$—	$713	$2,057
Gross losses	(125)	—	(125)	(1,056)
Net (losses) gains on sales of investment securities	$(47)	$—	$588	$1,001

3. LOANS, LEASES AND ALLOWANCE FOR CREDIT LOSSES
The composition of the Company’s held for investment loan portfolio is as follows:

	June 30, 2017	December 31, 2016
	(in thousands)
Commercial and industrial	$6,236,083	$5,755,021
Commercial real estate - non-owner occupied	3,649,108	3,543,956
Commercial real estate - owner occupied	2,021,226	2,013,276
Construction and land development	1,601,705	1,478,114
Residential real estate	334,800	259,432
Commercial leases	82,429	100,765
Consumer	47,908	38,963
Loans, net	13,973,259	13,189,527
Allowance for credit losses	(131,811)	(124,704)
Total loans HFI	$13,841,448	$13,064,823
Net deferred loan fees and costs as of June 30, 2017 and December 31, 2016 total $20.4 million and $22.3 million, respectively, which is a reduction in the carrying value of loans. Net unamortized purchase discounts on loans total $7.4 million and $5.2 million as of June 30, 2017 and December 31, 2016, respectively. Total loans held for investment are also net of interest rate and credit marks on acquired loans, which are a net reduction in the carrying value of loans. Interest rate marks were $20.7 million and $22.2 million as of June 30, 2017 and December 31, 2016, respectively. Credit marks were $37.8 million and $47.3 million as of June 30, 2017 and December 31, 2016, respectively.
As of June 30, 2017 and December 31, 2016, the Company also has $16.7 million and $18.9 million of HFS loans, respectively.
The following table presents the contractual aging of the recorded investment in past due loans held for investment by class of loans:

	June 30, 2017
	Current	30-59 Days Past Due	60-89 Days Past Due	Over 90 Days Past Due	Total Past Due	Total
	(in thousands)
Commercial real estate
Owner occupied	$2,016,000	$1,120	$248	$3,858	$5,226	$2,021,226
Non-owner occupied	3,413,497	—	594	654	1,248	3,414,745
Multi-family	234,363	—	—	—	—	234,363
Commercial and industrial
Commercial	6,230,151	668	2,465	2,799	5,932	6,236,083
Leases	82,409	—	20	—	20	82,429
Construction and land development
Construction	1,072,426	—	—	—	—	1,072,426
Land	527,996	—	—	1,283	1,283	529,279
Residential real estate	327,871	232	687	6,010	6,929	334,800
Consumer	47,690	58	5	155	218	47,908
Total loans	$13,952,403	$2,078	$4,019	$14,759	$20,856	$13,973,259

	December 31, 2016
	Current	30-59 Days Past Due	60-89 Days Past Due	Over 90 Days Past Due	Total Past Due	Total
	(in thousands)
Commercial real estate
Owner occupied	$2,009,728	$71	$—	$3,477	$3,548	$2,013,276
Non-owner occupied	3,339,121	672	2	—	674	3,339,795
Multi-family	204,161	—	—	—	—	204,161
Commercial and industrial
Commercial	5,747,368	549	584	6,520	7,653	5,755,021
Leases	100,761	—	—	4	4	100,765
Construction and land development
Construction	973,242	—	—	—	—	973,242
Land	503,588	—	—	1,284	1,284	504,872
Residential real estate	249,726	4,333	281	5,092	9,706	259,432
Consumer	38,765	26	2	170	198	38,963
Total loans	$13,166,460	$5,651	$869	$16,547	$23,067	$13,189,527
The following table presents the recorded investment in non-accrual loans and loans past due ninety days or more and still accruing interest by class of loans:

	June 30, 2017				December 31, 2016
	Non-accrual loans			Loans past due 90 days or more and still accruing	Non-accrual loans			Loans past due 90 days or more and still accruing
	Current	Past Due/ Delinquent	Total Non-accrual		Current	Past Due/ Delinquent	Total Non-accrual
	(in thousands)
Commercial real estate
Owner occupied	$4,084	$3,858	$7,942	$—	$5,084	$3,264	$8,348	$285
Non-owner occupied	2,474	308	2,782	345	8,317	1	8,318	—
Multi-family	—	—	—	—	—	—	—	—
Commercial and industrial
Commercial	9,566	4,716	14,282	147	10,893	6,043	16,936	775
Leases	18	—	18	—	28	3	31	—
Construction and land development
Construction	—	—	—	—	—	—	—	—
Land	—	1,284	1,284	—	—	1,284	1,284	—
Residential real estate	1,127	2,481	3,608	3,529	99	5,093	5,192	—
Consumer	—	155	155	—	—	163	163	7
Total	$17,269	$12,802	$30,071	$4,021	$24,421	$15,851	$40,272	$1,067
The reduction in interest income associated with loans on non-accrual status was approximately $0.6 million and $0.5 million for the three months ended June 30, 2017 and 2016, respectively, and $1.2 million and $0.9 million for the six months ended June 30, 2017 and 2016, respectively.
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

The following tables present gross loans by risk rating:

	June 30, 2017
	Pass	Special Mention	Substandard	Doubtful	Loss	Total
	(in thousands)
Commercial real estate
Owner occupied	$1,950,186	$17,877	$50,828	$2,335	$—	$2,021,226
Non-owner occupied	3,367,136	10,658	36,951	—	—	3,414,745
Multi-family	234,363	—	—	—	—	234,363
Commercial and industrial
Commercial	6,058,156	89,063	88,864	—	—	6,236,083
Leases	82,411	—	18	—	—	82,429
Construction and land development
Construction	1,051,677	9,678	11,071	—	—	1,072,426
Land	513,966	12,879	2,434	—	—	529,279
Residential real estate	325,593	828	8,379	—	—	334,800
Consumer	47,640	53	215	—	—	47,908
Total	$13,631,128	$141,036	$198,760	$2,335	$—	$13,973,259

	June 30, 2017
	Pass	Special Mention	Substandard	Doubtful	Loss	Total
	(in thousands)
Current (up to 29 days past due)	$13,629,028	$140,755	$181,028	$1,592	$—	$13,952,403
Past due 30 - 59 days	550	103	1,425	—	—	2,078
Past due 60 - 89 days	1,454	31	2,534	—	—	4,019
Past due 90 days or more	96	147	13,773	743	—	14,759
Total	$13,631,128	$141,036	$198,760	$2,335	$—	$13,973,259

	December 31, 2016
	Pass	Special Mention	Substandard	Doubtful	Loss	Total
	(in thousands)
Commercial real estate
Owner occupied	$1,935,322	$53,634	$22,090	$2,230	$—	$2,013,276
Non-owner occupied	3,278,090	22,972	38,733	—	—	3,339,795
Multi-family	203,964	197	—	—	—	204,161
Commercial and industrial
Commercial	5,621,448	70,011	58,562	5,000	—	5,755,021
Leases	100,737	—	28	—	—	100,765
Construction and land development
Construction	961,290	—	11,952	—	—	973,242
Land	501,569	337	2,966	—	—	504,872
Residential real estate	252,304	929	6,199	—	—	259,432
Consumer	38,698	64	201	—	—	38,963
Total	$12,893,422	$148,144	$140,731	$7,230	$—	$13,189,527

	December 31, 2016
	Pass	Special Mention	Substandard	Doubtful	Loss	Total
	(in thousands)
Current (up to 29 days past due)	$12,887,308	$147,838	$124,084	$7,230	$—	$13,166,460
Past due 30 - 59 days	5,433	96	122	—	—	5,651
Past due 60 - 89 days	410	210	249	—	—	869
Past due 90 days or more	271	—	16,276	—	—	16,547
Total	$12,893,422	$148,144	$140,731	$7,230	$—	$13,189,527
The table below reflects the recorded investment in loans classified as impaired:

	June 30, 2017	December 31, 2016
	(in thousands)
Impaired loans with a specific valuation allowance under ASC 310 (1)	$8,295	$10,909
Impaired loans without a specific valuation allowance under ASC 310 (2)	97,339	88,300
Total impaired loans	$105,634	$99,209
Valuation allowance related to impaired loans (3)	$(3,878)	$(4,239)

(1)	Includes TDR loans of $6.9 million and $2.5 million at June 30, 2017 and December 31, 2016, respectively.

(2)	Includes TDR loans of $48.3 million and $58.3 million at June 30, 2017 and December 31, 2016, respectively.

(3)	Includes valuation allowance related to TDR loans of $2.6 million and $0.6 million at June 30, 2017 and December 31, 2016, respectively.
The following table presents impaired loans by class:

	June 30, 2017	December 31, 2016
	(in thousands)
Commercial real estate
Owner occupied	$20,928	$20,748
Non-owner occupied	21,957	25,524
Multi-family	—	—
Commercial and industrial
Commercial	33,197	21,107
Leases	341	355
Construction and land development
Construction	—	—
Land	12,146	14,838
Residential real estate	16,867	16,391
Consumer	198	246
Total	$105,634	$99,209
A valuation allowance is established for an impaired loan when the fair value of the loan is less than the recorded investment. In certain cases, portions of impaired loans are charged-off to realizable value instead of establishing a valuation allowance and are included, when applicable, in the table above as “Impaired loans without a specific valuation allowance under ASC 310.” However, before concluding that an impaired loan needs no associated valuation allowance, an assessment is made to consider all available and relevant information for the method used to evaluate impairment and the type of loan being assessed. The valuation allowance disclosed above is included in the allowance for credit losses reported in the Consolidated Balance Sheets as of June 30, 2017 and December 31, 2016.

The following table presents the average investment in impaired loans and income recognized on impaired loans:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in thousands)
Average investment in impaired loans	$107,816	$109,833	$105,504	$116,173
Interest income recognized on impaired loans	1,115	1,050	2,035	2,163
Interest recognized on non-accrual loans, cash basis	350	225	678	397
The following table presents the average investment in impaired loans by loan class:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in thousands)
Commercial real estate
Owner occupied	$21,500	$19,075	$21,314	$20,406
Non-owner occupied	22,149	31,894	23,274	32,463
Multi-family	—	—	—	—
Commercial and industrial
Commercial	33,557	24,299	29,646	28,001
Leases	343	333	355	1,191
Construction and land development
Construction	—	—	—	—
Land	12,956	18,299	13,694	18,099
Residential real estate	17,107	15,635	17,007	15,700
Consumer	204	298	214	313
Total	$107,816	$109,833	$105,504	$116,173
The average investment in TDR loans was $57.5 million and $72.1 million for the three months ended June 30, 2017 and 2016, respectively, and $58.9 million and $75.1 million for the six months ended June 30, 2017 and 2016, respectively.
The following table presents interest income on impaired loans by class:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in thousands)
Commercial real estate
Owner occupied	$188	$247	$364	$542
Non-owner occupied	280	313	519	651
Multi-family	—	—	—	—
Commercial and industrial
Commercial	333	121	473	229
Leases	4	4	7	36
Construction and land development
Construction	—	—	—	—
Land	166	239	388	446
Residential real estate	143	125	282	256
Consumer	1	1	2	3
Total	$1,115	$1,050	$2,035	$2,163
The Company is not committed to lend significant additional funds on these impaired loans.

The following table summarizes nonperforming assets:

	June 30, 2017	December 31, 2016
	(in thousands)
Non-accrual loans (1)	$30,071	$40,272
Loans past due 90 days or more on accrual status (2)	4,021	1,067
Accruing troubled debt restructured loans	44,221	53,637
Total nonperforming loans	78,313	94,976
Other assets acquired through foreclosure, net	30,988	47,815
Total nonperforming assets	$109,301	$142,791

(1)	Includes non-accrual TDR loans of $11.0 million and $7.1 million at June 30, 2017 and December 31, 2016, respectively.

(2)	Includes $0.3 million from loans acquired with deteriorated credit quality at each of the periods ended June 30, 2017 and December 31, 2016.
Loans Acquired with Deteriorated Credit Quality
Changes in the accretable yield for loans acquired with deteriorated credit quality are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in thousands)
Balance, at beginning of period	$13,812	$13,541	$15,177	$15,925
Additions due to acquisition	—	4,301	—	4,301
Reclassifications from non-accretable to accretable yield (1)	2,086	—	2,086	—
Accretion to interest income	(777)	(887)	(1,684)	(1,669)
Reversal of fair value adjustments upon disposition of loans	(874)	(1,092)	(1,332)	(2,694)
Balance, at end of period	$14,247	$15,863	$14,247	$15,863

(1)	The primary drivers of reclassification from non-accretable to accretable yield resulted from changes in estimated cash flows.

Allowance for Credit Losses
The following table summarizes the changes in the allowance for credit losses by portfolio type:

	Three Months Ended June 30,
	Construction and Land Development	Commercial Real Estate	Residential Real Estate	Commercial and Industrial	Consumer	Total
	(in thousands)
2017
Beginning Balance	$21,097	$28,004	$4,412	$73,429	$707	$127,649
Charge-offs	—	1,819	332	651	8	2,810
Recoveries	(508)	(406)	(1,299)	(1,759)	—	(3,972)
Provision	(753)	2,002	(541)	2,197	95	3,000
Ending balance	$20,852	$28,593	$4,838	$76,734	$794	$131,811
2016
Beginning Balance	$19,425	$23,104	$4,938	$71,156	$604	$119,227
Charge-offs	—	244	—	1,161	46	1,451
Recoveries	(58)	(770)	(153)	(804)	(43)	(1,828)
Provision	1,903	1,237	(545)	(252)	157	2,500
Ending balance	$21,386	$24,867	$4,546	$70,547	$758	$122,104

	Six Months Ended June 30,
	Construction and Land Development	Commercial Real Estate	Residential Real Estate	Commercial and Industrial	Consumer	Total
	(in thousands)
2017
Beginning Balance	$21,175	$25,673	$3,851	$73,333	$672	$124,704
Charge-offs	—	1,819	447	3,245	42	5,553
Recoveries	(785)	(938)	(1,551)	(2,087)	(49)	(5,410)
Provision	(1,108)	3,801	(117)	4,559	115	7,250
Ending balance	$20,852	$28,593	$4,838	$76,734	$794	$131,811
2016
Beginning Balance	$18,976	$23,160	$5,278	$71,181	$473	$119,068
Charge-offs	—	654	26	8,652	120	9,452
Recoveries	(153)	(4,435)	(410)	(2,380)	(110)	(7,488)
Provision	2,257	(2,074)	(1,116)	5,638	295	5,000
Ending balance	$21,386	$24,867	$4,546	$70,547	$758	$122,104

The following table presents impairment method information related to loans and allowance for credit losses by loan portfolio segment:

	Commercial Real Estate-Owner Occupied	Commercial Real Estate-Non-Owner Occupied	Commercial and Industrial	Residential Real Estate	Construction and Land Development	Commercial Leases	Consumer	Total Loans
	(in thousands)
Loans as of June 30, 2017:
Recorded Investment:
Impaired loans with an allowance recorded	$743	$—	$7,552	$—	$—	$—	$—	$8,295
Impaired loans with no allowance recorded	20,186	21,957	25,644	16,867	12,146	341	198	97,339
Total loans individually evaluated for impairment	20,929	21,957	33,196	16,867	12,146	341	198	105,634
Loans collectively evaluated for impairment	1,989,251	3,489,985	6,202,887	317,323	1,589,559	82,088	47,710	13,718,803
Loans acquired with deteriorated credit quality	11,046	137,166	—	610	—	—	—	148,822
Total recorded investment	$2,021,226	$3,649,108	$6,236,083	$334,800	$1,601,705	$82,429	$47,908	$13,973,259
Unpaid Principal Balance
Impaired loans with an allowance recorded	$743	$—	$7,568	$—	$—	$—	$—	$8,311
Impaired loans with no allowance recorded	28,552	29,346	55,105	26,174	29,416	493	10,815	179,901
Total loans individually evaluated for impairment	29,295	29,346	62,673	26,174	29,416	493	10,815	188,212
Loans collectively evaluated for impairment	1,989,251	3,489,985	6,202,887	317,323	1,589,559	82,088	47,710	13,718,803
Loans acquired with deteriorated credit quality	14,551	166,158	4,880	729	—	—	—	186,318
Total unpaid principal balance	$2,033,097	$3,685,489	$6,270,440	$344,226	$1,618,975	$82,581	$58,525	$14,093,333
Related Allowance for Credit Losses
Impaired loans with an allowance recorded	$743	$—	$3,135	$—	$—	$—	$—	$3,878
Impaired loans with no allowance recorded	—	—	—	—	—	—	—	—
Total loans individually evaluated for impairment	743	—	3,135	—	—	—	—	3,878
Loans collectively evaluated for impairment	12,553	14,455	73,597	4,838	20,014	—	794	126,251
Loans acquired with deteriorated credit quality	—	842	2	—	838	—	—	1,682
Total allowance for credit losses	$13,296	$15,297	$76,734	$4,838	$20,852	$—	$794	$131,811

	Commercial Real Estate-Owner Occupied	Commercial Real Estate-Non-Owner Occupied	Commercial and Industrial	Residential Real Estate	Construction and Land Development	Commercial Leases	Consumer	Total Loans
	(in thousands)
Loans as of December 31, 2016:
Recorded Investment:
Impaired loans with an allowance recorded	$3,125	$—	$7,766	$—	$—	$—	$18	$10,909
Impaired loans with no allowance recorded	17,624	25,524	13,340	16,391	14,838	355	228	88,300
Total loans individually evaluated for impairment	20,749	25,524	21,106	16,391	14,838	355	246	99,209
Loans collectively evaluated for impairment	1,981,176	3,383,585	5,733,915	242,409	1,443,952	100,410	38,717	12,924,164
Loans acquired with deteriorated credit quality	11,351	134,847	—	632	19,324	—	—	166,154
Total recorded investment	$2,013,276	$3,543,956	$5,755,021	$259,432	$1,478,114	$100,765	$38,963	$13,189,527
Unpaid Principal Balance
Impaired loans with an allowance recorded	$3,125	$—	$8,019	$—	$—	$—	$18	$11,162
Impaired loans with no allowance recorded	26,336	33,632	43,176	26,225	33,487	507	1,358	164,721
Total loans individually evaluated for impairment	29,461	33,632	51,195	26,225	33,487	507	1,376	175,883
Loans collectively evaluated for impairment	1,981,176	3,383,585	5,733,915	242,409	1,443,952	100,410	38,717	12,924,164
Loans acquired with deteriorated credit quality	14,878	165,275	925	738	19,858	—	—	201,674
Total unpaid principal balance	$2,025,515	$3,582,492	$5,786,035	$269,372	$1,497,297	$100,917	$40,093	$13,301,721
Related Allowance for Credit Losses
Impaired loans with an allowance recorded	$937	$—	$3,301	$—	$—	$—	$1	$4,239
Impaired loans with no allowance recorded	—	—	—	—	—	—	—	—
Total loans individually evaluated for impairment	937	—	3,301	—	—	—	1	4,239
Loans collectively evaluated for impairment	11,403	12,646	69,673	3,851	20,398	—	671	118,642
Loans acquired with deteriorated credit quality	—	687	359	—	777	—	—	1,823
Total allowance for credit losses	$12,340	$13,333	$73,333	$3,851	$21,175	$—	$672	$124,704

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
During the three months ended June 30, 2017, the Company did not have any new TDR loans. During the six months ended June 30, 2017, the Company had one new TDR loan with a recorded investment of $4.9 million. No principal amounts were forgiven and there were no waived fees or other expenses resulting from the TDR. The Company did not have any new TDR loans during the three and six months ended June 30, 2016.
During the three months ended June 30, 2017, there was one CRE, non-owner occupied TDR loan with a net recorded investment of $0.3 million for which there was a payment default. During the six months ended June 30, 2017, there were two TDR loans with a net recorded investment of $0.4 million for which there was a payment default. During the three months ended June 30, 2016, there was one residential real estate TDR loan with a net recorded investment of $0.3 million for which there was a payment default. During the six months ended June 30, 2016, there were two TDR loans with a net recorded investment of $5.7 million for which there was a payment default.
A TDR loan is deemed to have a payment default when it becomes past due 90 days, goes on non-accrual, or is restructured again. Payment defaults, along with other qualitative indicators, are considered by management in the determination of the allowance for credit losses.
At June 30, 2017 and December 31, 2016 there were no loan commitments outstanding on TDR loans.
Loan Purchases and Sales
For the three months ended June 30, 2017 and 2016, secondary market loan purchases totaled $196.7 million and $64.6 million, respectively. For the six months ended June 30, 2017 and 2016, secondary market loan purchases totaled $450.0 million and $98.3 million, respectively. For 2017, these purchased loans consisted of $347.6 million of commercial and industrial loans and $102.4 million of residential real estate loans. For 2016, these purchased loans consisted of commercial and industrial loans.
During the three months ended June 30, 2017, there were no significant secondary market loan sales. During the six months ended June 30, 2017, the Company sold CRE loans with a carrying value of $9.2 million and recognized a loss of less than $0.1 million on the sales. During the three and six months ended June 30, 2016, the Company sold loans, which consisted primarily of CRE and commercial and industrial loans, with a carrying value of $23.8 million and recognized a gain of $2.5 million on the sales.

4. OTHER ASSETS ACQUIRED THROUGH FORECLOSURE
The following table represents the changes in other assets acquired through foreclosure:

	Three Months Ended June 30, 2017
	Gross Balance	Valuation Allowance	Net Balance
	(in thousands)
Balance, beginning of period	$50,919	$(5,719)	$45,200
Transfers to other assets acquired through foreclosure, net	1,392	—	1,392
Proceeds from sale of other real estate owned and repossessed assets, net	(17,208)	1,826	(15,382)
Valuation adjustments, net	—	(156)	(156)
(Losses) gains, net (1)	(66)	—	(66)
Balance, end of period	$35,037	$(4,049)	$30,988

	Three Months Ended June 30, 2016
Balance, beginning of period	$61,346	$(8,570)	$52,776
Transfers to other assets acquired through foreclosure, net	88	—	88
Proceeds from sale of other real estate owned and repossessed assets, net	(4,480)	1,813	(2,667)
Valuation adjustments, net	—	134	134
(Losses) gains, net (1)	(489)	—	(489)
Balance, end of period	$56,465	$(6,623)	$49,842

	Six Months Ended June 30, 2017
	Gross Balance	Valuation Allowance	Net Balance
	(in thousands)
Balance, beginning of period	$54,138	$(6,323)	$47,815
Transfers to other assets acquired through foreclosure, net	1,392	—	1,392
Proceeds from sale of other real estate owned and repossessed assets, net	(20,321)	2,050	(18,271)
Valuation adjustments, net	—	224	224
(Losses) gains, net (1)	(172)	—	(172)
Balance, end of period	$35,037	$(4,049)	$30,988

	Six Months Ended June 30, 2016
Balance, beginning of period	$52,984	$(9,042)	$43,942
Transfers to other assets acquired through foreclosure, net	10,726	—	10,726
Proceeds from sale of other real estate owned and repossessed assets, net	(6,916)	2,108	(4,808)
Valuation adjustments, net	—	311	311
(Losses) gains, net (1)	(329)	—	(329)
Balance, end of period	$56,465	$(6,623)	$49,842

(1)	There were $0.1 million and zero net gains related to initial transfers to other assets during the three and six months ended June 30, 2017 and 2016, respectively.
At June 30, 2017 and 2016, the majority of the Company’s repossessed assets consisted of properties located in Nevada. The Company held 21 properties at June 30, 2017, compared to 31 at December 31, 2016, and 34 at June 30, 2016.

5. OTHER BORROWINGS
The following table summarizes the Company’s borrowings as of June 30, 2017 and December 31, 2016:

	June 30, 2017	December 31, 2016
	(in thousands)
Short-Term:
FHLB advances	$—	$80,000
Total short-term borrowings	$—	$80,000
The Company maintains other lines of credit with correspondent banks totaling $168.0 million, of which $23.0 million is secured by pledged securities and has a floating interest rate of one-month or three-month LIBOR plus 1.50%. The remaining $145.0 million is unsecured and has a floating interest rate of one-month LIBOR plus 3.25%. As of June 30, 2017 and December 31, 2016, there were no outstanding balances on the Company's lines of credit.
The Company maintains lines of credit with the FHLB and the FRB. The Company’s borrowing capacity is determined based on collateral pledged, generally consisting of investment securities and loans, at the time of the borrowing. At June 30, 2017, the Company had no short-term borrowings. At December 31, 2016, short-term FHLB advances of $80.0 million had a weighted average interest rate of 0.55%.
As of June 30, 2017 and December 31, 2016, the Company had additional available credit with the FHLB of approximately $2.33 billion and $2.15 billion, respectively, and with the FRB of approximately $1.16 billion and $997.0 million, respectively.
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
To hedge the interest rate risk on the Company's subordinated debt issuances, the Company entered into fair value interest rate hedges with pay variable/receive fixed swaps. The carrying value of all subordinated debt, which includes the effective portion of related hedges, totals $307.8 million and $305.8 million at June 30, 2017 and December 31, 2016, respectively.
Junior Subordinated Debt
The Company has formed or acquired through acquisition eight statutory business trusts, which exist for the exclusive purpose of issuing Cumulative Trust Preferred Securities.
With the exception of debt issued by Bridge Capital Trust I and Bridge Capital Trust II, junior subordinated debt is recorded at fair value at each reporting date due to the FVO election made by the Company under ASC 825. The Company did not make the FVO election for the junior subordinated debt acquired as part of the Bridge acquisition. Accordingly, the carrying value of these trusts does not reflect the current fair value of the debt and includes a fair market value adjustment established at acquisition that is being accreted over the remaining life of the trusts. The carrying value of junior subordinated debt was $67.7 million and $62.2 million at June 30, 2017 and December 31, 2016, respectively.
The weighted average interest rate of all junior subordinated debt as of June 30, 2017 was 3.64%, which is three-month LIBOR plus the contractual spread of 2.34%, compared to a weighted average interest rate of 3.34% at December 31, 2016.

7. STOCKHOLDERS' EQUITY
Stock-Based Compensation
Restricted Stock Awards
Restricted stock awards granted to employees in 2017 and 2016 generally vest over a three-year period. Stock grants made to non-employee WAL directors during 2017 became fully vested at June 30, 2017. The Company estimates the compensation cost for stock grants based upon the grant date fair value. Stock compensation cost is recognized on a straight-line basis over the requisite service period for the entire award. The aggregate grant date fair value for the restricted stock awards granted during the three and six months ended June 30, 2017 was $0.3 million and $16.2 million, respectively. Stock compensation expense related to restricted stock awards and stock options granted to employees are included in Salaries and employee benefits in the Consolidated Income Statement. For restricted stock awards granted to WAL directors, the related stock compensation expense is included in Legal, professional, and directors' fees in the Consolidated Income Statement. For the three and six months ended June 30, 2017, the Company recognized $4.1 million and $8.6 million and in stock-based compensation expense related to all restricted stock award grants, including those assumed as part of the Bridge acquisition, compared to $3.7 million and $7.5 million for the three and six months ended June 30, 2016, respectively.
In addition, the Company grants shares of restricted stock to certain members of executive management that have both performance and service conditions that affect vesting. The performance condition is based on achieving an EPS target over a one-year performance period. For the three and six months ended June 30, 2017, the Company recognized $0.4 million and $0.8 million, respectively, in stock-based compensation expense related to these performance-based restricted stock grants, compared to $0.3 million and $0.5 million for the three and six months ended June 30, 2016, respectively.
Performance Stock Units
The Company grants members of its executive management committee performance stock units that do not vest unless the Company achieves a specified cumulative EPS target over a three-year performance period. The number of shares issued will vary based on the cumulative EPS target that is achieved. The Company estimates the cost of performance stock units based upon the grant date fair value and expected vesting percentage over the three-year performance period. For the three and six months ended June 30, 2017, the Company recognized $1.4 million and $2.7 million, respectively, in stock-based compensation expense related to these performance stock units, compared to $1.2 million and $2.3 million for the three and six months ended June 30, 2016, respectively.
The three-year performance period for the 2014 grant ended on December 31, 2016, and the Company's cumulative EPS for the performance period exceeded the level required for a maximum award under the terms of the grant. As a result, executive management committee members were entitled to the maximum award, which was 206,050 shares.
Stock Options
The Company's stock option awards consist of those awards assumed as part of the Bridge acquisition. During the three and six months ended June 30, 2017, the Company recognized $0.2 million and $0.4 million in compensation expense related to these awards, compared to $0.2 million and $0.4 million for the three and six months ended June 30, 2016, respectively.
Treasury Shares
During the three and six months ended June 30, 2017, the Company purchased treasury shares of 960 and 202,266, respectively, at a weighted average price of $48.20 and $50.86 per share, respectively. During the three and six months ended June 30, 2016, the Company purchased treasury shares of 2,735 and 293,167, respectively, at a weighted average price of $35.20 and $31.09 per share, respectively.

8. ACCUMULATED OTHER COMPREHENSIVE INCOME
The following table summarizes the changes in accumulated other comprehensive income (loss) by component, net of tax, for the periods indicated:

	Three Months Ended June 30,
	Unrealized holding gains (losses) on AFS	Unrealized holding gains (losses) on SERP	Unrealized holding gains (losses) on junior subordinated debt	Impairment loss on securities	Total
	(in thousands)
Balance, March 31, 2017	$(6,140)	$120	$8,727	$144	$2,851
Other comprehensive income before reclassifications	5,662	37	(2,089)	—	3,610
Amounts reclassified from accumulated other comprehensive income	29	—	—	—	29
Net current-period other comprehensive income (loss)	5,691	37	(2,089)	—	3,639
Balance, June 30, 2017	$(449)	$157	$6,638	$144	$6,490

Balance, March 31, 2016	$20,301	$96	$12,792	$144	$33,333
Other comprehensive income before reclassifications	12,712	6	575	—	13,293
Amounts reclassified from accumulated other comprehensive income	—	—	—	—	—
Net current-period other comprehensive income (loss)	12,712	6	575	—	13,293
Balance, June 30, 2016	$33,013	$102	$13,367	$144	$46,626

	Six Months Ended June 30,
	Unrealized holding gains (losses) on AFS	Unrealized holding gains (losses) on SERP	Unrealized holding gains (losses) on junior subordinated debt	Impairment loss on securities	Total
	(in thousands)
Balance, December 31, 2016	$(14,916)	$121	$9,956	$144	$(4,695)
Other comprehensive income before reclassifications	14,831	36	(3,318)		11,549
Amounts reclassified from accumulated other comprehensive income	(364)	—	—	—	(364)
Net current-period other comprehensive income (loss)	14,467	36	(3,318)	—	11,185
Balance, June 30, 2017	$(449)	$157	$6,638	$144	$6,490

Balance, December 31, 2015	$9,993	$90	$12,033	$144	$22,260
Other comprehensive income before reclassifications	23,731	12	1,334	—	25,077
Amounts reclassified from accumulated other comprehensive income	(711)	—	—	—	(711)
Net current-period other comprehensive income (loss)	23,020	12	1,334	—	24,366
Balance, June 30, 2016	$33,013	$102	$13,367	$144	$46,626
The following table presents reclassifications out of accumulated other comprehensive income:

	Three Months Ended June 30,		Six Months Ended June 30,
Income Statement Classification	2017	2016	2017	2016
	(in thousands)
(Loss) gain on sales of investment securities, net	$(47)	$—	$588	$1,001
Income tax benefit (expense)	18	—	(224)	(290)
Net of tax	$(29)	$—	$364	$711

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
As of June 30, 2017, December 31, 2016, and June 30, 2016, the Company does not have any significant outstanding cash flow hedges or free-standing derivatives.
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

Fair Values, Volume of Activity, and Gain/Loss Information Related to Derivative Instruments
The following table summarizes the fair values of the Company's derivative instruments on a gross and net basis as of June 30, 2017, December 31, 2016, and June 30, 2016. The change in the notional amounts of these derivatives from June 30, 2016 to June 30, 2017 indicates the volume of the Company's derivative transaction activity during these periods. The derivative asset and liability balances are presented on a gross basis, prior to the application of bilateral collateral and master netting agreements. Total derivative assets and liabilities are adjusted to take into account the impact of legally enforceable master netting agreements that allow the Company to settle all derivative contracts with the same counterparty on a net basis and to offset the net derivative position with the related collateral. Where master netting agreements are not in effect or are not enforceable under bankruptcy laws, the Company does not adjust those derivative amounts with counterparties. The fair value of derivative contracts, after taking into account the effects of master netting agreements, is included in other assets or other liabilities in the Consolidated Balance Sheets, as indicated in the following table:

	June 30, 2017			December 31, 2016			June 30, 2016
		Fair Value			Fair Value			Fair Value
	Notional Amount	Derivative Assets	Derivative Liabilities	Notional Amount	Derivative Assets	Derivative Liabilities	Notional Amount	Derivative Assets	Derivative Liabilities
	(in thousands)
Derivatives designated as hedging instruments:
Fair value hedges
Interest rate swaps	$1,032,586	$3,793	$64,153	$993,485	$4,220	$65,749	$970,382	$7,757	$107,097
Total	1,032,586	3,793	64,153	993,485	4,220	65,749	970,382	7,757	107,097
Netting adjustments (1)	—	1,447	1,447	—	1,869	1,869	—	—	—
Net derivatives in the balance sheet	$1,032,586	$2,346	$62,706	$993,485	$2,351	$63,880	$970,382	$7,757	$107,097

(1)	Netting adjustments represent the amounts recorded to convert the Company's derivative balances from a gross basis to a net basis in accordance with the applicable accounting guidance.
Fair value hedges
An assessment of effectiveness is performed at initiation of a hedge and on a quarterly basis thereafter. All of the Company's fair value hedges remained “highly effective” as of June 30, 2017, December 31, 2016, and June 30, 2016.
The following table summarizes the gains (losses) on fair value hedges for the three and six months ended June 30, 2017 and 2016, all of which are recorded in non-interest income.

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in thousands)
Hedge of Fixed Rate Loans (1)
Gain (loss) on "pay fixed" swap	$(8,185)	$(18,115)	$(616)	$(42,312)
Gain (loss) on receive fixed rate loans	8,195	18,122	642	42,319
Net ineffectiveness	$10	$7	$26	$7
Hedge of Fixed Rate Subordinated Debt Issuances (1)
Gain (loss) on "receive fixed" swap	$4,977	$3,024	$1,786	$4,189
Gain (loss) on subordinated debt	(4,977)	(3,024)	(1,786)	(4,189)
Net ineffectiveness	$—	$—	$—	$—

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

Counterparty Credit Risk
Like other financial instruments, derivatives contain an element of credit risk. This risk is measured as the expected positive replacement value of the contracts. Management generally enters into bilateral collateral and master netting agreements that provide for the net settlement of all contracts with the same counterparty. Additionally, management monitors counterparty credit risk exposure on each contract to determine appropriate limits on the Company's total credit exposure across all product types. In general, the Company has a zero credit threshold with regard to derivative exposure with counterparties. Management reviews the Company's collateral positions on a daily basis and exchanges collateral with counterparties in accordance with standard ISDA documentation and other related agreements. The Company generally holds collateral in the form of highly rated securities issued by the U.S. Treasury or government-sponsored enterprises, such as GNMA, FNMA, and FHLMC. The total collateral netted against net derivative liabilities totaled $64.2 million at June 30, 2017, $65.7 million at December 31, 2016, and $107.1 million at June 30, 2016.
The following table summarizes the Company's largest exposure to an individual counterparty at the dates indicated:

	June 30, 2017	December 31, 2016	June 30, 2016
	(in thousands)
Largest gross exposure (derivative asset) to an individual counterparty	$2,347	$2,351	$7,556
Collateral posted by this counterparty	2,560	1,691	7,680
Derivative liability with this counterparty	—	—	—
Collateral pledged to this counterparty	—	—	—
Net exposure after netting adjustments and collateral	$—	$660	$—
Credit Risk Contingent Features
Management has entered into certain derivative contracts that require the Company to post collateral to the counterparties when these contracts are in a net liability position. Conversely, the counterparties may be required to post collateral when these contracts are in a net asset position. The amount of collateral to be posted is based on the amount of the net liability and exposure thresholds. As of June 30, 2017, December 31, 2016, and June 30, 2016 the aggregate fair value of all derivative contracts with credit risk contingent features (i.e., those containing collateral posting provisions) held by the Company that were in a net liability position totaled $62.7 million, $63.9 million, and $107.1 million, respectively. As of June 30, 2017, the Company was in an over-collateralized net position of $17.9 million after considering $82.1 million of collateral held in the form of cash and securities. As of December 31, 2016 and June 30, 2016, the Company was in an over-collateralized position of $24.3 million and $28.7 million, respectively.
10. EARNINGS PER SHARE
Diluted EPS is based on the weighted average outstanding common shares during each period, including common stock equivalents. Basic EPS is based on the weighted average outstanding common shares during the period.
The following table presents the calculation of basic and diluted EPS:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in thousands, except per share amounts)
Weighted average shares - basic	104,162	102,688	104,075	102,294
Dilutive effect of stock awards	883	784	866	713
Weighted average shares - diluted	105,045	103,472	104,941	103,007
Net income	$79,971	$61,614	$153,328	$122,946
Earnings per share - basic	0.77	0.60	1.47	1.20
Earnings per share - diluted	0.76	0.60	1.46	1.19
The Company had no anti-dilutive stock options outstanding at each of the periods ended June 30, 2017 and 2016.

11. INCOME TAXES
The effective tax rate was 28.55% and 29.94% for the three months ended June 30, 2017 and 2016, respectively. For the six months ended June 30, 2017 and 2016, the Company's effective tax rate was 26.91% and 27.16%, respectively.
As of June 30, 2017, the net deferred tax asset was $87.7 million, a decrease of $7.5 million from December 31, 2016. This overall decrease in the net deferred tax asset was primarily the result of increases in the fair market value of AFS securities.
Although realization is not assured, the Company believes that the realization of the recognized deferred tax asset of $87.7 million at June 30, 2017 is more-likely-than-not based on expectations as to future taxable income and based on available tax planning strategies within the meaning of ASC 740, Income Taxes, that could be implemented if necessary to prevent a carryover from expiring.
At June 30, 2017 and December 31, 2016, the Company had no deferred tax valuation allowance.
The deferred tax asset related to federal and state NOL carryovers outstanding at each of the periods ended June 30, 2017 and December 31, 2016 available to reduce the tax liability in future years totaled $8.9 million and $9.0 million, respectively. These tax benefits relate entirely to federal NOL carryovers (subject to an annual limitation imposed by IRC Section 382). The Company’s ability to use federal NOL carryovers, as well as its ability to use certain future tax deductions called NUBILs associated with the Company's acquisitions is subject to annual limitations. In management’s opinion, it is more-likely-than-not that the results of future operations will generate sufficient taxable income to realize all of the deferred tax benefits related to these NOL carryovers and NUBILs.
Investments in LIHTC
The Company invests in LIHTC funds that are designed to generate a return primarily through the realization of federal tax credits.
Investments in LIHTC and unfunded LIHTC obligations are included as part of other assets and other liabilities, respectively, in the Consolidated Balance Sheets and total $234.7 million and $133.6 million, respectively, as of June 30, 2017, compared to $187.4 million and $84.4 million as of December 31, 2016. For the three months ended June 30, 2017 and 2016, $6.9 million and $3.8 million, respectively, of amortization related to LIHTC investments was recognized as a component of income tax expense. For the six months ended June 30, 2017 and 2016, $12.7 million and $8.2 million of amortization related to LIHTC investments was recognized as a component of income tax expense, respectively.
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

A summary of the contractual amounts for unfunded commitments and letters of credit are as follows:

	June 30, 2017	December 31, 2016
	(in thousands)
Commitments to extend credit, including unsecured loan commitments of $329,903 at June 30, 2017 and $360,840 at December 31, 2016	$5,181,532	$4,428,495
Credit card commitments and financial guarantees	134,637	115,536
Standby letters of credit, including unsecured letters of credit of $10,859 at June 30, 2017 and $6,431 at December 31, 2016	111,124	78,576
Total	$5,427,293	$4,622,607
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
The Company has exposure to credit losses from unfunded commitments and letters of credit. As funds have not been disbursed on these commitments, they are not reported as loans outstanding. Credit losses related to these commitments are included in other liabilities as a separate loss contingency and are not included in the allowance for credit losses reported in "Note 3. Loans, Leases and Allowance for Credit Losses" of these Consolidated Financial Statements. This loss contingency for unfunded loan commitments and letters of credit was $5.9 million and $7.0 million as of June 30, 2017 and December 31, 2016, respectively. Changes to this liability are adjusted through non-interest expense.
Concentrations of Lending Activities
The Company’s lending activities are driven in large part by the customers served in the market areas where the Company has branch offices in the states of Arizona, Nevada, and California. Despite the geographic concentration of lending activities, the Company does not have a single external customer from which it derives 10% or more of its revenues. The Company monitors concentrations within four broad categories: geography, industry, product, and collateral. The Company's loan portfolio includes significant credit exposure to the CRE market. As of June 30, 2017 and December 31, 2016, CRE related loans accounted for approximately 52% and 53% of total loans, respectively. Substantially all of these loans are secured by first liens with an initial loan to value ratio of generally not more than 75%. Approximately 36% of these CRE loans, excluding construction and land loans, were owner-occupied at each of the periods ended June 30, 2017 and December 31, 2016.
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
Lease Commitments
The Company leases the majority of its office locations and many of these leases contain multiple renewal options and provisions for increased rents. Total rent expense of $2.7 million and $2.8 million for three months ended June 30, 2017 and 2016, respectively, was included in occupancy expense. For the six months ended June 30, 2017 and 2016, total rent expense was $5.4 million and $5.3 million, respectively.

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
Under ASC 825, the Company elected the FVO treatment for junior subordinated debt held by WAL. This election is irrevocable and results in the recognition of unrealized gains and losses on these items at each reporting date. Due to the Company's election to early adopt an element of ASU 2016-01, effective January 1, 2015, these unrealized gains and losses are recognized as part of other comprehensive income rather than earnings. The Company did not elect FVO treatment for the junior subordinated debt assumed in the Bridge Capital Holdings acquisition in 2015.
All securities for which the fair value measurement option had been elected are included in a separate line item in the Consolidated Balance Sheets as securities measured at fair value. During the three months ended June 30, 2017, the Company sold all of its investment securities measured at fair value. No significant gain or loss was recognized upon sale of these securities.

For the three and six months ended June 30, 2017 and 2016, gains and losses from fair value changes on securities and junior subordinated debt were as follows:

	Changes in Fair Values for Items Measured at Fair Value Pursuant to Election of the Fair Value Option
	Unrealized Gain/(Loss) on Assets and Liabilities Measured at Fair Value, Net	Interest Income on Securities	Interest Expense on Junior Subordinated Debt	Total Changes Included in Current-Period Earnings	Total Changes Included in OCI
	(in thousands)
Three Months Ended June 30, 2017
Securities measured at fair value	$—	$2	$—	$2	$—
Junior subordinated debt	(3,376)	—	(791)	(791)	(2,089)
Total	$(3,376)	$2	$(791)	$(789)	$(2,089)
Six Months Ended June 30, 2017
Securities measured at fair value	$—	$9	$—	$9	$—
Junior subordinated debt	(5,362)	—	(1,540)	(1,540)	(3,318)
Total	$(5,362)	$9	$(1,540)	$(1,531)	$(3,318)
Three Months Ended June 30, 2016
Securities measured at fair value	$(1)	$11	$—	$10	$—
Junior subordinated debt	1,006	—	693	693	575
Total	$1,005	$11	$693	$703	$575
Six Months Ended June 30, 2016
Securities measured at fair value	$(6)	$22	$—	$16	$—
Junior subordinated debt	2,218	—	1,373	1,373	1,334
Total	$2,212	$22	$1,373	$1,389	$1,334
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
As of June 30, 2017, the Company estimates the discount rate at 5.21%, which represents an implied credit spread of 3.91% plus three-month LIBOR (1.30%). As of December 31, 2016, the Company estimated the discount rate at 5.66%, which was a 4.66% credit spread plus three-month LIBOR (1.00%).
The fair value of assets and liabilities measured at fair value on a recurring basis was determined using the following inputs as of the periods presented:

	Fair Value Measurements at the End of the Reporting Period Using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
	(in thousands)
June 30, 2017
Assets:
Available-for-sale
CDO	$—	$15,553	$—	$15,553
Commercial MBS issued by GSEs	—	115,327	—	115,327
Corporate debt securities	—	63,922	—	63,922
CRA investments	49,482	—	—	49,482
Preferred stock	97,506	—	—	97,506
Private label residential MBS	—	680,248	—	680,248
Residential MBS issued by GSEs	—	1,555,137	—	1,555,137
Tax-exempt	—	404,189	—	404,189
Trust preferred securities	—	29,405	—	29,405
U.S. government sponsored agency securities	—	71,391	—	71,391
U.S. treasury securities	—	2,498	—	2,498
Total AFS securities	$146,988	$2,937,670	$—	$3,084,658
Loans - HFS	$—	$16,736	$—	$16,736
Derivative assets (1)	—	3,793	—	3,793
Liabilities:
Junior subordinated debt (2)	$—	$—	$55,772	$55,772
Derivative liabilities (1)	—	64,153	—	64,153

(1)
Derivative assets and liabilities relate to interest rate swaps, see "Note 9. Derivatives and Hedging Activities." In addition, the carrying value of loans is increased by $49,057 and the net carrying value of subordinated debt is decreased by $10,540 as of June 30, 2017, which relates to the effective portion of the hedges put in place to mitigate against fluctuations in interest rates.

(2)	Includes only the portion of junior subordinated debt that is recorded at fair value at each reporting period pursuant to the election of FVO treatment.

	Fair Value Measurements at the End of the Reporting Period Using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
	(in thousands)
December 31, 2016
Assets:
Measured at fair value
Residential MBS issued by GSEs	$—	$1,053	$—	$1,053
Available-for-sale
CDO	—	13,490	—	13,490
Commercial MBS issued by GSEs	—	117,792	—	117,792
Corporate debt securities	20,000	44,144	—	64,144
CRA investments	37,113	—	—	37,113
Preferred stock	94,662	—	—	94,662
Private label residential MBS	—	433,685	—	433,685
Residential MBS issued by GSEs	—	1,355,205	—	1,355,205
Tax-exempt	—	408,233	—	408,233
Trust preferred securities	—	26,532	—	26,532
U.S. government sponsored agency securities	—	56,022	—	56,022
U.S. treasury securities	—	2,502	—	2,502
Total AFS securities	$151,775	$2,457,605	$—	$2,609,380
Loans - HFS	$—	$18,909	$—	$18,909
Derivative assets (1)	—	4,220	—	4,220
Liabilities:
Junior subordinated debt	$—	$—	$50,410	$50,410
Derivative liabilities (1)	—	65,749	—	65,749

(1)
Derivative assets and liabilities relate to interest rate swaps, see "Note 9. Derivatives and Hedging Activities." In addition, the carrying value of loans is increased by $$48,161 and the net carrying value of subordinated debt is decreased by$12,325as of December 31, 2016, which relates to the effective portion of the hedges put in place to mitigate against fluctuations in interest rates.

For the three and six months ended June 30, 2017 and 2016, the change in Level 3 assets and liabilities measured at fair value on a recurring basis was as follows:

	Junior Subordinated Debt
	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in thousands)
Beginning balance	$52,396	$45,716	$50,410	$46,928
Transfers into Level 3	—	—	—	—
Total gains (losses) for the period
Included in earnings	—	—	—	—
Included in other comprehensive income	3,376	(1,006)	5,362	(2,218)
Ending balance	$55,772	$44,710	$55,772	$44,710

	CDO Securities
	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in thousands)
Beginning balance	$—	$9,076	$—	$10,060
Transfers into Level 3	—	—	—	—
Total gains (losses) for the period
Included in other comprehensive income	—	1,107	—	123
Ending balance	$—	$10,183	$—	$10,183
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
For Level 3 assets and liabilities measured at fair value on a recurring basis as of June 30, 2017 and December 31, 2016, the significant unobservable inputs used in the fair value measurements were as follows:

	June 30, 2017	Valuation Technique	Significant Unobservable Inputs	Input Value
	(in thousands)
Junior subordinated debt	$55,772	Discounted cash flow	Implied credit rating of the Company	5.21%

	December 31, 2016	Valuation Technique	Significant Unobservable Inputs	Input Value
	(in thousands)
Junior subordinated debt	$50,410	Discounted cash flow	Implied credit rating of the Company	5.66%
The significant unobservable inputs used in the fair value measurement of the Company’s junior subordinated debt as of June 30, 2017 and December 31, 2016 was the implied credit risk for the Company, calculated as the difference between the 20-year 'BB' rated financial index over the corresponding swap index.
Fair value on a nonrecurring basis
Certain assets are measured at fair value on a nonrecurring basis. That is, the assets are not measured at fair value on an ongoing basis, but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). The following table presents such assets carried on the balance sheet by caption and by level within the ASC 825 hierarchy:

	Fair Value Measurements at the End of the Reporting Period Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Active Markets for Similar Assets (Level 2)	Unobservable Inputs (Level 3)
	(in thousands)
As of June 30, 2017:
Impaired loans with specific valuation allowance	$4,417	$—	$—	$4,417
Impaired loans without specific valuation allowance (1)	76,575	—	—	76,575
Other assets acquired through foreclosure	30,988	—	—	30,988
As of December 31, 2016:
Impaired loans with specific valuation allowance	$6,670	$—	$—	$6,670
Impaired loans without specific valuation allowance (1)	60,738	—	—	60,738
Other assets acquired through foreclosure	47,815	—	—	47,815

(1)	Net of loan balances with charge-offs of $20.8 million and $27.6 million as of June 30, 2017 and December 31, 2016, respectively.

For Level 3 assets measured at fair value on a nonrecurring basis as of June 30, 2017 and December 31, 2016, the significant unobservable inputs used in the fair value measurements were as follows:

	June 30, 2017	Valuation Technique(s)		Significant Unobservable Inputs	Range
	(in thousands)
Impaired loans	$80,992	Collateral method	Third party appraisal or valuation	Costs to sell	4.0% to 10.0%
		Discounted cash flow method	Discount rate	Contractual loan rate	4.0% to 7.0%
			Scheduled cash collections	Probability of default	0% to 20.0%
			Proceeds from non-real estate collateral	Loss given default	0% to 70.0%
Other assets acquired through foreclosure	30,988	Collateral method	Third party appraisal	Costs to sell	4.0% to 10.0%

	December 31, 2016	Valuation Technique(s)		Significant Unobservable Inputs	Range
	(in thousands)
Impaired loans	$67,408	Collateral method	Third party appraisal	Costs to sell	4.0% to 10.0%
		Discounted cash flow method	Discount rate	Contractual loan rate	4.0% to 7.0%
			Scheduled cash collections	Probability of default	0% to 20.0%
			Proceeds from non-real estate collateral	Loss given default	0% to 70.0%
Other assets acquired through foreclosure	47,815	Collateral method	Third party appraisal	Costs to sell	4.0% to 10.0%
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
Total Level 3 impaired loans had an estimated fair value of $81.0 million and $67.4 million at June 30, 2017 and December 31, 2016, respectively. Impaired loans with a specific valuation allowance had a gross estimated fair value of $8.3 million and $10.9 million at June 30, 2017 and December 31, 2016, respectively, which was reduced by a specific valuation allowance of $3.9 million and $4.2 million, respectively.
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
Fair value is determined, where possible, using market prices derived from an appraisal or evaluation, which are considered to be Level 2. However, certain assumptions and unobservable inputs are often used by the appraiser, therefore qualifying the assets as Level 3 in the fair value hierarchy. When significant adjustments are based on unobservable inputs, such as when a current appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the resulting fair value measurement has been categorized as a Level 3 measurement. The Company had $31.0 million and $47.8 million of such assets at June 30, 2017 and December 31, 2016, respectively.
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
For the three and six months ended June 30, 2017 and 2016, the Company determined that no securities experienced credit losses.
There is no OTTI balance recognized in comprehensive income as of June 30, 2017 and 2016.
FAIR VALUE OF FINANCIAL INSTRUMENTS
The estimated fair value of the Company’s financial instruments is as follows:

	June 30, 2017
	Carrying Amount	Fair Value
		Level 1	Level 2	Level 3	Total
	(in thousands)
Financial assets:
Investment securities:
HTM	$132,802	$—	$137,526	$—	$137,526
AFS	3,084,658	146,988	2,937,670	—	3,084,658
Derivative assets	3,793	—	3,793	—	3,793
Loans, net	13,858,184	—	13,546,599	80,992	13,627,591
Accrued interest receivable	75,994	—	75,994	—	75,994
Financial liabilities:
Deposits	$16,031,113	$—	$16,037,566	$—	$16,037,566
Customer repurchase agreements	32,661	—	32,661	—	32,661
Qualifying debt	375,444	—	—	401,093	401,093
Derivative liabilities	64,153	—	64,153	—	64,153
Accrued interest payable	16,146	—	16,146	—	16,146

	December 31, 2016
	Carrying Amount	Fair Value
		Level 1	Level 2	Level 3	Total
	(in thousands)
Financial assets:
Investment securities:
HTM	$92,079	$—	$91,966	$—	$91,966
AFS	2,609,380	151,775	2,457,605	—	2,609,380
Trading	1,053	—	1,053	—	1,053
Derivative assets	4,220	—	4,220	—	4,220
Loans, net	13,083,732	—	12,736,336	67,408	12,803,744
Accrued interest receivable	70,320	—	70,320	—	70,320
Financial liabilities:
Deposits	$14,549,863	$—	$14,553,931	$—	$14,553,931
Customer repurchase agreements	41,728	—	41,728	—	41,728
FHLB advances	80,000	—	80,000	—	80,000
Qualifying debt	367,937	—	—	375,626	375,626
Derivative liabilities	65,749	—	65,749	—	65,749
Accrued interest payable	15,354	—	15,354	—	15,354
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
Interest rate risk exposure is measured using interest rate sensitivity analysis to determine the Company's change in EVE and net interest income resulting from hypothetical changes in interest rates. If potential changes to EVE and net interest income resulting from hypothetical interest rate changes are not within the limits established by the BOD, the BOD may direct management to adjust the asset and liability mix to bring interest rate risk within BOD-approved limits. As of June 30, 2017, the Company’s interest rate risk profile was within BOD-approved limits.
WAB has an ALCO charged with managing interest rate risk within the BOD-approved limits. Limits are structured to prohibit an interest rate risk profile that does not conform to both management and BOD risk tolerances. There is also ALCO reporting at the Parent company level for reviewing interest rate risk for the Company, which gets reported to the BOD and its Finance and Investment Committee.
Fair value of commitments
The estimated fair value of standby letters of credit outstanding at June 30, 2017 and December 31, 2016 is insignificant. Loan commitments on which the committed interest rates are less than the current market rate are also insignificant at June 30, 2017 and December 31, 2016.

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
The Company's NBL segments provide specialized banking services to niche markets. The Company's NBL reportable segments include HOA Services, Public & Nonprofit Finance, Technology & Innovation, HFF, and Other NBLs. These NBLs are managed centrally and are broader in geographic scope than the Company's other segments, though still predominately located within the Company's core market areas. The HOA Services NBL corresponds to the AAB division. The operations of Public and Nonprofit Finance are combined into one reportable segment. The Technology & Innovation NBL includes the operations of Equity Fund Resources, Life Sciences Group, Renewable Resource Group, and Technology Finance. The HFF NBL includes the hotel franchise loan portfolio acquired from GE Capital US Holdings, Inc. on April 20, 2016. The Other NBLs segment consists of Corporate Finance, Mortgage Warehouse Lending, and Resort Finance.
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

The following is a summary of operating segment information for the periods indicated:

		Regional Segments
Balance Sheet:	Consolidated Company	Arizona	Nevada	Southern California	Northern California
At June 30, 2017	(in millions)
Assets:
Cash, cash equivalents, and investment securities	$3,889.7	$1.8	$7.4	$2.2	$1.9
Loans, net of deferred loan fees and costs	13,989.9	3,089.9	1,729.3	1,838.4	1,172.5
Less: allowance for credit losses	(131.8)	(30.7)	(18.3)	(20.6)	(10.1)
Total loans	13,858.1	3,059.2	1,711.0	1,817.8	1,162.4
Other assets acquired through foreclosure, net	31.0	2.3	15.7	—	0.2
Goodwill and other intangible assets, net	301.6	—	23.3	—	157.0
Other assets	764.3	41.7	59.3	13.8	13.8
Total assets	$18,844.7	$3,105.0	$1,816.7	$1,833.8	$1,335.3
Liabilities:
Deposits	$16,031.1	$4,778.5	$3,925.3	$2,251.6	$1,547.8
Borrowings and qualifying debt	375.4	—	—	—	—
Other liabilities	379.5	8.6	27.9	5.9	11.0
Total liabilities	16,786.0	4,787.1	3,953.2	2,257.5	1,558.8
Allocated equity:	2,058.7	373.9	253.3	205.8	291.0
Total liabilities and stockholders' equity	$18,844.7	$5,161.0	$4,206.5	$2,463.3	$1,849.8
Excess funds provided (used)	—	2,056.0	2,389.8	629.5	514.5

Income Statement:
Three Months Ended June 30, 2017:	(in thousands)
Net interest income (expense)	$192,743	$49,295	$36,422	$29,058	$19,719
Provision for credit losses	3,000	384	(3,123)	(53)	698
Net interest income (expense) after provision for credit losses	189,743	48,911	39,545	29,111	19,021
Non-interest income	10,449	1,189	2,313	888	1,930
Non-interest expense	(88,257)	(17,922)	(15,115)	(13,020)	(12,162)
Income (loss) before income taxes	111,935	32,178	26,743	16,979	8,789
Income tax expense (benefit)	31,964	12,624	9,360	7,140	3,696
Net income (loss)	$79,971	$19,554	$17,383	$9,839	$5,093

Six Months Ended June 30, 2017:	(in thousands)
Net interest income (expense)	$372,052	$93,202	$71,718	$54,276	$41,754
Provision for (recovery of) credit losses	7,250	398	(3,334)	38	1,094
Net interest income (expense) after provision for credit losses	364,802	92,804	75,052	54,238	40,660
Non-interest income	20,993	2,302	4,446	1,631	4,043
Non-interest expense	(176,014)	(36,544)	(30,985)	(25,723)	(24,871)
Income (loss) before income taxes	209,781	58,562	48,513	30,146	19,832
Income tax expense (benefit)	56,453	22,974	16,980	12,677	8,339
Net income (loss)	$153,328	$35,588	$31,533	$17,469	$11,493

	National Business Lines
Balance Sheet:	HOA Services	Public & Nonprofit Finance	Technology & Innovation	Hotel Franchise Finance	Other NBLs	Corporate & Other
At June 30, 2017
Assets:	(in millions)
Cash, cash equivalents, and investment securities	$—	$—	$—	$—	$—	$3,876.4
Loans, net of deferred loan fees and costs	150.3	1,545.7	1,044.4	1,238.5	2,173.2	7.7
Less: allowance for credit losses	(1.6)	(16.1)	(10.1)	(1.2)	(22.6)	(0.5)
Total loans	148.7	1,529.6	1,034.3	1,237.3	2,150.6	7.2
Other assets acquired through foreclosure, net	—	—	—	—	—	12.8
Goodwill and other intangible assets, net	—	—	121.2	0.1	—	—
Other assets	0.4	16.4	5.5	5.3	8.5	599.6
Total assets	$149.1	$1,546.0	$1,161.0	$1,242.7	$2,159.1	$4,496.0
Liabilities:
Deposits	$2,186.9	$—	$1,272.4	$—	$—	$68.6
Borrowings and qualifying debt	—	—	—	—	—	375.4
Other liabilities	0.6	50.7	0.7	0.3	49.6	224.2
Total liabilities	2,187.5	50.7	1,273.1	0.3	49.6	668.2
Allocated equity:	57.1	126.4	229.5	100.9	175.5	245.3
Total liabilities and stockholders' equity	$2,244.6	$177.1	$1,502.6	$101.2	$225.1	$913.5
Excess funds provided (used)	2,095.5	(1,368.9)	341.6	(1,141.5)	(1,934.0)	(3,582.5)

Income Statement:
Three Months Ended June 30, 2017:	(in thousands)
Net interest income (expense)	$13,781	$7,488	$21,029	$13,410	$15,304	$(12,763)
Provision for credit losses	165	196	603	1,808	2,322	—
Net interest income (expense) after provision for credit losses	13,616	7,292	20,426	11,602	12,982	(12,763)
Non-interest income	140	10	1,961	—	532	1,486
Non-interest expense	(7,258)	(1,983)	(9,082)	(3,056)	(4,566)	(4,093)
Income (loss) before income taxes	6,498	5,319	13,305	8,546	8,948	(15,370)
Income tax expense (benefit)	2,436	1,994	4,989	3,205	3,356	(16,836)
Net income (loss)	$4,062	$3,325	$8,316	$5,341	$5,592	$1,466

Six Months Ended June 30, 2017:	(in thousands)
Net interest income (expense)	$26,529	$13,973	$39,195	$26,991	$29,447	$(25,033)
Provision for (recovery of) credit losses	292	705	899	1,808	5,849	(499)
Net interest income (expense) after provision for credit losses	26,237	13,268	38,296	25,183	23,598	(24,534)
Non-interest income	281	25	3,834	—	1,253	3,178
Non-interest expense	(14,405)	(4,236)	(17,861)	(6,044)	(9,287)	(6,058)
Income (loss) before income taxes	12,113	9,057	24,269	19,139	15,564	(27,414)
Income tax expense (benefit)	4,542	3,396	9,100	7,177	5,837	(34,569)
Net income (loss)	$7,571	$5,661	$15,169	$11,962	$9,727	$7,155

		Regional Segments
Balance Sheet:	Consolidated Company	Arizona	Nevada	Southern California	Northern California
At December 31, 2016	(in millions)
Assets:
Cash, cash equivalents, and investment securities	$3,052.3	$1.9	$10.1	$2.1	$1.9
Loans, net of deferred loan fees and costs	13,208.5	2,955.9	1,725.5	1,766.8	1,095.4
Less: allowance for credit losses	(124.7)	(30.1)	(18.5)	(19.4)	(8.8)
Total loans	13,083.8	2,925.8	1,707.0	1,747.4	1,086.6
Other assets acquired through foreclosure, net	47.8	6.2	18.0	—	0.3
Goodwill and other intangible assets, net	302.9	—	23.7	—	157.5
Other assets	714.0	42.9	58.8	14.5	14.3
Total assets	$17,200.8	$2,976.8	$1,817.6	$1,764.0	$1,260.6
Liabilities:
Deposits	$14,549.8	$3,843.4	$3,731.5	$2,382.6	$1,543.6
Borrowings and qualifying debt	447.9	—	—	—	—
Other liabilities	311.6	12.8	28.3	12.9	12.4
Total liabilities	15,309.3	3,856.2	3,759.8	2,395.5	1,556.0
Allocated equity:	1,891.5	346.6	250.7	201.6	283.7
Total liabilities and stockholders' equity	$17,200.8	$4,202.8	$4,010.5	$2,597.1	$1,839.7
Excess funds provided (used)	—	1,226.0	2,192.9	833.1	579.1

Income Statement:
Three Months Ended June 30, 2016:	(in thousands)
Net interest income (expense)	$163,686	$41,204	$33,464	$25,803	$21,896
Provision for (recovery of) credit losses	2,500	1,703	(1,704)	220	926
Net interest income (expense) after provision for credit losses	161,186	39,501	35,168	25,583	20,970
Non-interest income	8,559	888	2,097	561	2,516
Non-interest expense	(81,804)	(14,550)	(14,824)	(10,635)	(13,481)
Income (loss) before income taxes	87,941	25,839	22,441	15,509	10,005
Income tax expense (benefit)	26,327	10,137	7,855	6,522	4,206
Net income (loss)	$61,614	$15,702	$14,586	$8,987	$5,799

Six Months Ended June 30, 2016:	(in thousands)
Net interest income (expense)	$309,397	$79,660	$66,039	$50,231	$45,091
Provision for (recovery of) credit losses	5,000	8,476	(2,517)	250	1,968
Net interest income (expense) after provision for credit losses	304,397	71,184	68,556	49,981	43,123
Non-interest income	21,692	4,569	4,156	1,221	4,942
Non-interest expense	(157,297)	(29,006)	(29,570)	(21,869)	(27,448)
Income (loss) before income taxes	168,792	46,747	43,142	29,333	20,617
Income tax expense (benefit)	45,846	18,339	15,100	12,335	8,669
Net income (loss)	$122,946	$28,408	$28,042	$16,998	$11,948

	National Business Lines
Balance Sheet:	HOA Services	Public & Nonprofit Finance	Technology & Innovation	Hotel Franchise Finance	Other NBLs	Corporate & Other
At December 31, 2016
Assets:	(in millions)
Cash, cash equivalents, and investment securities	$—	$—	$—	$—	$—	$3,036.3
Loans, net of deferred loan fees and costs	116.8	1,454.3	1,011.4	1,292.1	1,776.9	13.4
Less: allowance for credit losses	(1.3)	(15.6)	(10.6)	(0.8)	(19.0)	(0.6)
Total loans	115.5	1,438.7	1,000.8	1,291.3	1,757.9	12.8
Other assets acquired through foreclosure, net	—	—	—	—	—	23.3
Goodwill and other intangible assets, net	—	—	121.5	0.2	—	—
Other assets	0.3	15.6	7.2	5.3	11.1	544.0
Total assets	$115.8	$1,454.3	$1,129.5	$1,296.8	$1,769.0	$3,616.4
Liabilities:
Deposits	$1,890.3	$—	$1,038.2	$—	$—	$120.2
Borrowings and qualifying debt	—	—	—	—	—	447.9
Other liabilities	0.7	50.5	2.0	1.4	17.5	173.1
Total liabilities	1,891.0	50.5	1,040.2	1.4	17.5	741.2
Allocated equity:	65.6	117.1	224.1	107.1	145.5	149.5
Total liabilities and stockholders' equity	$1,956.6	$167.6	$1,264.3	$108.5	$163.0	$890.7
Excess funds provided (used)	1,840.8	(1,286.7)	134.8	(1,188.3)	(1,606.0)	(2,725.7)

Income Statement:
Three Months Ended June 30, 2016:	(in thousands)
Net interest income (expense)	$9,909	$5,026	$16,631	$12,068	$12,523	$(14,838)
Provision for (recovery of) credit losses	10	175	(614)	—	1,699	85
Net interest income (expense) after provision for credit losses	9,899	4,851	17,245	12,068	10,824	(14,923)
Non-interest income	110	7	1,115	—	235	1,030
Non-interest expense	(5,820)	(1,929)	(7,434)	(2,557)	(3,598)	(6,976)
Income (loss) before income taxes	4,189	2,929	10,926	9,511	7,461	(20,869)
Income tax expense (benefit)	1,571	1,098	4,097	3,567	2,798	(15,524)
Net income (loss)	$2,618	$1,831	$6,829	$5,944	$4,663	$(5,345)

Six Months Ended June 30, 2016:	(in thousands)
Net interest income (expense)	$18,541	$10,247	$32,940	$12,068	$23,160	$(28,580)
Provision for (recovery of) credit losses	88	(194)	(1,779)	—	1,937	(3,229)
Net interest income (expense) after provision for credit losses	18,453	10,441	34,719	12,068	21,223	(25,351)
Non-interest income	215	3	2,752	—	870	2,964
Non-interest expense	(11,361)	(3,953)	(14,340)	(2,557)	(7,035)	(10,158)
Income (loss) before income taxes	7,307	6,491	23,131	9,511	15,058	(32,545)
Income tax expense (benefit)	2,740	2,434	8,674	3,567	5,647	(31,659)
Net income (loss)	$4,567	$4,057	$14,457	$5,944	$9,411	$(886)

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
Effective April 20, 2016, the results of the acquired loan portfolio are reflected in the Company's HFF NBL operating segment. There were no acquisition / restructure expenses related to the acquisition recognized during the three and six months ended June 30, 2017. For the three and six months ended June 30, 2016, acquisition / restructure expenses related to the acquisition totaled $1.9 million. The transaction was accounted for under the acquisition method of accounting in accordance with ASC 805. Assets purchased and liabilities assumed were recorded at their respective acquisition date estimated fair values. The fair values of assets acquired and liabilities assumed are subject to adjustment during the first twelve months after the acquisition date if additional information becomes available to indicate a more accurate or appropriate value for an asset or liability. During the six months ended June 30, 2017, the Company recognized measurement period adjustments totaling $0.1 million for tax related items. The measurement period for the HFF acquisition ended on April 20, 2017. Therefore, the fair values of these assets acquired and liabilities assumed were considered final effective April 20, 2017.
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

	Three Months Ended June 30, 2016	Six Months Ended June 30, 2016
	(in thousands, except per share amounts)
Interest income	$172,779	$343,664
Non-interest income	8,559	21,692
Net income	61,749	130,240
Earnings per share - basic	0.60	1.27
Earnings per share - diluted	0.60	1.26

16. RELATED PARTY TRANSACTIONS
Principal stockholders, directors, and executive officers of the Company, their immediate family members, and companies they control or own more than a 10% interest in, are considered to be related parties. In the ordinary course of business, the Company engages in various related party transactions, including extending credit and bank service transactions. All related party transactions are subject to review and approval pursuant to the Company's Related Party Transactions policy.
On April 1, 2017, the Company hired an executive officer who was previously the Managing Partner of an external consulting firm that the Company actively uses for risk management services. Prior to joining the Company, the executive officer sold his interest in this external consulting firm and was paid with a combination of cash and a $1.0 million note that will be paid in equal installments ending in 2019. Expenses to this external consulting firm as well as sponsorships, donations and other services to related parties totaled less than $2.0 million during each of the six months ended June 30, 2017 and 2016.

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
Forward-Looking Information
Certain statements contained in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2017 are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements. All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including statements that are related to or are dependent on estimates or assumptions relating to expectations, beliefs, projections, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts.
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
Financial Result Highlights for the Second Quarter of 2017

•	Net income of $80.0 million, compared to $61.6 million for the second quarter 2016

•	Diluted earnings per share of $0.76, compared to $0.60 per share for the second quarter 2016

•	Total loans of $13.99 billion, up $781.6 million from December 31, 2016

•	Total deposits of $16.03 billion, up $1.48 billion from December 31, 2016

•	Net interest margin of 4.61% compared to 4.63% in the second quarter 2016

•
Net operating revenue of $203.2 million constituting year-over-year growth of 18.0% or $31.0 million, and an increase in operating non-interest expenses of 13.17% or $10.2 million for the second quarter 2016[1]

•	Operating PPNR of $115.2 million, up 22.0% from $94.5 million in the second quarter 2016[1]

•	Efficiency ratio of 41.3% in the second quarter 2017, compared to 45.2% in the second quarter 2016

•	Operating efficiency ratio of 41.2% in the second quarter 2017, compared to 43.0% in the second quarter 2016[1]

•	Nonperforming assets (nonaccrual loans and repossessed assets) decreased to 0.32% of total assets, from 0.54% at June 30, 2016

•	Annualized net loan (recoveries) charge-offs to average loans outstanding of (0.03)%, compared to (0.01)% for the second quarter 2016

•	Tangible common equity ratio of 9.5%, compared to 9.1% at June 30, 2016[1]

•	Stockholders' equity of $2.06 billion, an increase of $262.5 million from June 30, 2016

•	Book value per common share of $19.53, an increase of 14.3% from $17.09 at June 30, 2016

•	Tangible book value per share, net of tax, of $16.71, an increase of 17.3% from $14.25 at June 30, 2016[1]
The impact to the Company from these items, and others of both a positive and negative nature, are discussed in more detail below as they pertain to the Company’s overall comparative performance for the three and six months ended June 30, 2017.
1 See Non-GAAP Financial Measures section beginning on page 63.

As a bank holding company, management focuses on key ratios in evaluating the Company's financial condition and results of operations.
Results of Operations and Financial Condition
A summary of the Company's results of operations, financial condition, and selected metrics are included in the following tables:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in thousands, except per share amounts)
Net income	$79,971	$61,614	$153,328	$122,946
Earnings per share - basic	0.77	0.60	1.47	1.20
Earnings per share - diluted	0.76	0.60	1.46	1.19
Net interest margin	4.61%	4.63%	4.62%	4.60%
Return on average assets	1.71	1.55	1.70	1.62
Return on average tangible common equity (1)	18.42	17.36	18.14	17.88

(1)	See Non-GAAP Financial Measures section beginning on page 62

	June 30, 2017	December 31, 2016
	(in thousands)
Total assets	$18,844,745	$17,200,842
Loans, net of deferred loan fees and costs	13,989,995	13,208,436
Total deposits	16,031,113	14,549,863
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

	June 30, 2017	December 31, 2016
	(in thousands)
Non-accrual loans	$30,071	$40,272
Non-performing assets	109,301	142,791
Non-accrual loans to gross loans	0.22%	0.31%
Net (recoveries) charge-offs to average loans (1)	(0.03)	0.02

(1)	Annualized for the three months ended June 30, 2017. Actual year-to-date for the year ended December 31, 2016.
Asset and Deposit Growth
The Company’s assets and liabilities are comprised primarily of loans and deposits. Therefore, the ability to originate new loans and attract new deposits is fundamental to the Company’s growth. Total assets increased to $18.84 billion at June 30, 2017 from $17.20 billion at December 31, 2016. The increase in total assets of $1.64 billion, or 9.6%, relates primarily to organic loan growth and an increase in cash and cash equivalents and investment securities resulting from increased deposits. Total loans, including HFS loans, increased by $781.6 million, or 5.9%, to $13.99 billion as of June 30, 2017, compared to $13.21 billion as of December 31, 2016. Total deposits increased $1.48 billion, or 10.2%, to $16.03 billion as of June 30, 2017 from $14.55 billion as of December 31, 2016.

RESULTS OF OPERATIONS
The following table sets forth a summary financial overview for the comparable periods:

	Three Months ended June 30,		Increase	Six Months Ended June 30,		Increase
	2017	2016	(Decrease)	2017	2016	(Decrease)
	(in thousands, except per share amounts)
Consolidated Income Statement Data:
Interest income	$206,953	$174,089	$32,864	$399,218	$328,345	$70,873
Interest expense	14,210	10,403	3,807	27,166	18,948	8,218
Net interest income	192,743	163,686	29,057	372,052	309,397	62,655
Provision for credit losses	3,000	2,500	500	7,250	5,000	2,250
Net interest income after provision for credit losses	189,743	161,186	28,557	364,802	304,397	60,405
Non-interest income	10,449	8,559	1,890	20,993	21,692	(699)
Non-interest expense	88,257	81,804	6,453	176,014	157,297	18,717
Income before income taxes	111,935	87,941	23,994	209,781	168,792	40,989
Income tax expense	31,964	26,327	5,637	56,453	45,846	10,607
Net income	$79,971	$61,614	$18,357	$153,328	$122,946	$30,382
Earnings per share - basic	$0.77	$0.60	$0.17	$1.47	$1.20	$0.27
Earnings per share - diluted	$0.76	$0.60	$0.16	$1.46	$1.19	$0.27
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

The following table shows the components of operating PPNR for the three and six months ended June 30, 2017 and 2016:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in thousands)
Total non-interest income	$10,449	$8,559	$20,993	$21,692
Less:
(Loss) gain on sales of investment securities, net (1)	(47)	—	588	1,001
Unrealized gains (losses) on assets and liabilities measured at fair value, net (1)	11	6	25	(1)
Total operating non-interest income	10,485	8,553	20,380	20,692
Plus: net interest income	192,743	163,686	372,052	309,397
Net operating revenue	$203,228	$172,239	$392,432	$330,089
Total non-interest expense	$88,257	$81,804	$176,014	$157,297
Less:
Net loss (gain) on sales / valuations of repossessed and other assets (1)	231	357	(312)	55
Acquisition / restructure expense (1)	—	3,662	—	3,662
Total operating non-interest expense	$88,026	$77,785	$176,326	$153,580
Operating pre-provision net revenue (2)	$115,202	$94,454	$216,106	$176,509
Plus:
Non-operating revenue adjustments	(36)	6	613	1,000
Less:
Provision for credit losses	3,000	2,500	7,250	5,000
Non-operating expense adjustments	231	4,019	(312)	3,717
Income before provision for income taxes	111,935	87,941	209,781	168,792
Income tax expense	31,964	26,327	56,453	45,846
Net income	$79,971	$61,614	$153,328	$122,946

(1)	The operating PPNR non-GAAP performance metric is adjusted to exclude the effects of this non-operational item.

(2)	There were no adjustments made for non-recurring items during the three and six months ended June 30, 2017 and 2016.

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

	June 30, 2017	December 31, 2016
	(dollars and shares in thousands)
Total stockholders' equity	$2,058,674	$1,891,529
Less: goodwill and intangible assets	301,645	302,894
Total tangible stockholders' equity	1,757,029	1,588,635
Plus: deferred tax - attributed to intangible assets	4,550	4,949
Total tangible common equity, net of tax	$1,761,579	$1,593,584

Total assets	$18,844,745	$17,200,842
Less: goodwill and intangible assets, net	301,645	302,894
Tangible assets	18,543,100	16,897,948
Plus: deferred tax - attributed to intangible assets	4,550	4,949
Total tangible assets, net of tax	$18,547,650	$16,902,897

Tangible equity ratio	9.5%	9.4%
Tangible common equity ratio	9.5	9.4
Common shares outstanding	105,429	105,071
Tangible book value per share, net of tax	$16.71	$15.17
Operating Efficiency Ratio
The following table shows the components used in the calculation of the operating efficiency ratio, which management uses as a metric for assessing cost efficiency:

	Three Months ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(dollars in thousands)
Total non-interest expense	$88,257	$81,804	$176,014	$157,297
Non-operating expense adjustments	(231)	(4,019)	312	(3,717)
Total operating non-interest expense	$88,026	$77,785	$176,326	$153,580

Divided by:
Total net interest income	$192,743	$163,686	$372,052	$309,397
Plus:
Tax equivalent interest adjustment	10,453	8,704	20,129	17,138
Non-interest income	10,449	8,559	20,993	21,692
Net revenue - TEB	$213,645	$180,949	$413,174	$348,227
Non-operating revenue adjustments	36	(6)	(613)	(1,000)
Net operating revenue - TEB	$213,681	$180,943	$412,561	$347,227

Efficiency ratio - TEB	41.3%	45.2%	42.6%	45.2%
Operating efficiency ratio - TEB	41.2	43.0	42.7	44.2

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

	June 30, 2017	December 31, 2016
	(dollars in thousands)
Common Equity Tier 1:
Common Equity	$2,058,674	$1,891,529
Less:
Non-qualifying goodwill and intangibles	295,655	294,754
Disallowed deferred tax asset	1,060	1,400
AOCI related adjustments	(147)	(13,460)
Unrealized gain on changes in fair value liabilities	8,092	8,118
Common Equity Tier 1 (regulatory)	$1,754,014	$1,600,717
Divided by: Risk-weighted assets (regulatory)	$16,992,251	$15,980,092
Common Equity Tier 1 ratio	10.3%	10.0%

Common Equity Tier 1 (regulatory)	$1,754,014	$1,600,717
Plus:
Trust preferred securities	81,500	81,500
Less:
Disallowed deferred tax asset	265	934
Unrealized gain on changes in fair value liabilities	2,023	5,412
Tier 1 capital	$1,833,226	$1,675,871
Divided by: Tangible average assets	$18,436,948	$16,868,674
Tier 1 leverage ratio	9.9%	9.9%

Total Capital:
Tier 1 capital (regulatory)	$1,833,226	$1,675,871
Plus:
Subordinated debt	298,637	299,927
Qualifying allowance for credit losses	131,811	124,704
Other	5,851	6,978
Less: Tier 2 qualifying capital deductions	—	—
Tier 2 capital	$436,299	$431,609

Total capital	$2,269,525	$2,107,480

Total capital ratio	13.4%	13.2%

Classified assets to Tier 1 capital plus allowance for credit losses:
Classified assets	$249,491	$211,782
Divided by:
Tier 1 capital	1,833,226	1,675,871
Plus: Allowance for credit losses	131,811	124,704
Total Tier 1 capital plus allowance for credit losses	$1,965,037	$1,800,575

Classified assets to Tier 1 capital plus allowance	12.7%	11.8%

Net Interest Margin
The net interest margin is reported on a TEB. A tax equivalent adjustment is added to reflect interest earned on certain securities and loans that are exempt from federal and state income tax. The following tables set forth the average balances, interest income, interest expense, and average yield (on a fully TEB) for the periods indicated:

	Three Months Ended June 30,
	2017			2016
	Average Balance	Interest	Average Yield / Cost	Average Balance	Interest	Average Yield / Cost
	(dollars in thousands)
Interest-earning assets
Loans:
Commercial and industrial	$6,054,351	$75,857	5.52%	$5,365,035	$63,621	5.24%
Commercial real estate	5,626,274	78,347	5.57	5,270,319	73,167	5.55
Construction and land development	1,605,614	24,965	6.22	1,293,659	19,094	5.90
Residential real estate	322,205	3,950	4.90	299,849	3,383	4.51
Consumer	44,681	395	3.54	35,679	428	4.80
Loans held for sale	17,255	143	3.31	22,762	322	5.66
Total loans (1), (2), (3)	13,670,380	183,657	5.60	12,287,303	160,015	5.43
Securities:
Securities - taxable	2,446,546	14,847	2.43	1,547,833	8,514	2.20
Securities - tax-exempt	627,960	5,782	5.48	469,637	4,357	5.44
Total securities (1)	3,074,506	20,629	3.05	2,017,470	12,871	2.95
Other	903,269	2,667	1.18	597,542	1,203	0.81
Total interest-earning assets	17,648,155	206,953	4.93	14,902,315	174,089	4.91
Non-interest earning assets
Cash and due from banks	140,302			134,174
Allowance for credit losses	(129,979)			(120,373)
Bank owned life insurance	165,793			163,694
Other assets	919,641			832,648
Total assets	$18,743,912			$15,912,458
Interest-bearing liabilities
Interest-bearing deposits:
Interest-bearing transaction accounts	$1,492,700	$986	0.26%	$1,194,171	$504	0.17%
Savings and money market accounts	6,155,832	5,831	0.38	5,837,403	4,978	0.34
Time certificates of deposit	1,575,969	2,828	0.72	1,757,158	2,196	0.50
Total interest-bearing deposits	9,224,501	9,645	0.42	8,788,732	7,678	0.35
Short-term borrowings	34,556	72	0.83	153,063	211	0.55
Qualifying debt	359,282	4,493	5.00	227,510	2,514	4.42
Total interest-bearing liabilities	9,618,339	14,210	0.59	9,169,305	10,403	0.45
Non-interest-bearing liabilities
Non-interest-bearing demand deposits	6,735,358			4,772,582
Other liabilities	351,713			246,742
Stockholders’ equity	2,038,502			1,723,829
Total liabilities and stockholders' equity	$18,743,912			$15,912,458
Net interest income and margin (4)		$192,743	4.61%		$163,686	4.63%

(1)	Yields on loans and securities have been adjusted to a TEB. The taxable-equivalent adjustment was $10.4 million and $8.7 million for the three months ended June 30, 2017 and 2016, respectively.

(2)
Included in the yield computation are net loan fees of $10.0 million and accretion on acquired loans of $7.1 million for the three months ended June 30, 2017, compared to $6.5 million and $8.2 million for the three months ended June 30, 2016, respectively.

(3)	Includes non-accrual loans.

(4)	Net interest margin is computed by dividing net interest income by total average earning assets.

	Six Months Ended June 30,
	2017			2016
	Average Balance	Interest	Average Yield / Cost	Average Balance	Interest	Average Yield / Cost
	(dollars in thousands)
Interest-earning assets
Loans:
Commercial and industrial	$5,904,870	$144,260	5.38%	$5,262,789	$124,546	5.24%
Commercial real estate	5,579,767	156,579	5.61	4,802,066	130,306	5.43
Construction and land development	1,558,460	47,067	6.04	1,229,881	36,589	5.95
Residential real estate	297,175	6,974	4.69	305,680	6,891	4.51
Consumer	41,604	888	4.27	32,251	794	4.92
Loans held for sale	18,009	442	4.91	23,452	675	5.76
Total loans (1), (2), (3)	13,399,885	356,210	5.53	11,656,119	299,801	5.37
Securities:
Securities - taxable	2,276,811	27,285	2.40	1,558,093	17,851	2.29
Securities - tax-exempt	616,195	11,458	5.52	462,183	8,528	5.33
Total securities (1)	2,893,006	38,743	3.06	2,020,276	26,379	2.99
Other	693,813	4,265	1.23	507,521	2,165	0.85
Total interest-earning assets	16,986,704	399,218	4.94	14,183,916	328,345	4.87
Non-interest earning assets
Cash and due from banks	141,501			137,462
Allowance for credit losses	(127,865)			(120,953)
Bank owned life insurance	165,316			163,238
Other assets	910,145			827,638
Total assets	$18,075,801			$15,191,301
Interest-bearing liabilities
Interest-bearing deposits:
Interest-bearing transaction accounts	$1,463,923	$1,791	0.24%	$1,143,028	$959	0.17%
Savings and money market accounts	6,112,654	11,143	0.36	5,585,654	9,012	0.32
Time certificates of deposit	1,530,670	5,123	0.67	1,659,327	3,950	0.48
Total interest-bearing deposits	9,107,247	18,057	0.40	8,388,009	13,921	0.33
Short-term borrowings	72,513	278	0.77	102,942	329	0.64
Qualifying debt	356,699	8,831	4.95	213,474	4,698	4.40
Total interest-bearing liabilities	9,536,459	27,166	0.57	8,704,425	18,948	0.44
Non-interest-bearing liabilities
Non-interest-bearing demand deposits	6,230,071			4,561,357
Other liabilities	316,350			245,614
Stockholders’ equity	1,992,921			1,679,905
Total liabilities and stockholders' equity	$18,075,801			$15,191,301
Net interest income and margin (4)		$372,052	4.62%		$309,397	4.60%

(1)	Yields on loans and securities have been adjusted to a TEB. The taxable-equivalent adjustment was $20.1 million and $17.1 million for the six months ended June 30, 2017 and 2016, respectively.

(2)
Included in the yield computation are net loan fees of $16.6 million and accretion on acquired loans of $13.5 million for the six months ended June 30, 2017, compared to $13.0 million and $13.5 million for the six months ended June 30, 2016, respectively.

(3)	Includes non-accrual loans.

(4)	Net interest margin is computed by dividing net interest income by total average earning assets.

	Three Months Ended June 30,			Six Months Ended June 30,
	2017 versus 2016			2017 versus 2016
	Increase (Decrease) Due to Changes in (1)			Increase (Decrease) Due to Changes in (1)
	Volume	Rate	Total	Volume	Rate	Total
				(in thousands)
Interest income:
Loans:
Commercial and industrial	$8,637	$3,599	$12,236	$15,686	$4,028	$19,714
Commercial real estate	4,957	223	5,180	21,824	4,449	26,273
Construction and land development	4,850	1,021	5,871	9,923	555	10,478
Residential real estate	274	293	567	(200)	283	83
Consumer	80	(113)	(33)	200	(106)	94
Loans held for sale	(46)	(133)	(179)	(134)	(99)	(233)
Total loans	18,752	4,890	23,642	47,299	9,110	56,409
Securities:
Securities - taxable	5,454	879	6,333	8,613	821	9,434
Securities - tax-exempt	1,458	(33)	1,425	2,864	66	2,930
Total securities	6,912	846	7,758	11,477	887	12,364
Other	903	561	1,464	1,145	955	2,100
Total interest income	26,567	6,297	32,864	59,921	10,952	70,873

Interest expense:
Interest bearing transaction accounts	$197	$285	$482	$393	$439	$832
Savings and money market	302	551	853	961	1,170	2,131
Time certificates of deposit	(325)	957	632	(431)	1,604	1,173
Short-term borrowings	(247)	108	(139)	(117)	66	(51)
Qualifying debt	1,648	331	1,979	3,546	587	4,133
Total interest expense	1,575	2,232	3,807	4,352	3,866	8,218

Net increase	$24,992	$4,065	$29,057	$55,569	$7,086	$62,655

(1)	Changes due to both volume and rate have been allocated to volume changes.
Comparison of interest income, interest expense and net interest margin
The Company's primary source of revenue is interest income. For the three months ended June 30, 2017, interest income was $207.0 million, an increase of $32.9 million, or 18.9%, compared to $174.1 million for the three months ended June 30, 2016. This increase was primarily the result of a $1.38 billion increase in the average loan balance which, together, with the effect of the rising rate environment, drove a $23.6 million increase in loan interest income for the three months ended June 30, 2017. The acquisition of the HFF loan portfolio on April 20, 2016 contributed $259.1 million to the increase in the Company's average loan balance and also contributed $3.6 million to the increase in loan interest income as the full quarter effect of the acquisition was reflected in the current period. Interest income from investment securities increased by $7.8 million for the comparable period primarily due to an increase in the average investment balance of $1.06 billion from June 30, 2016 as well as an increase in interest rates. Average yield on interest earning assets increased to 4.93% for the three months ended June 30, 2017, compared to 4.91% for the same period in 2016, which was primarily the result of increased yields on loans and investment securities, attributable to rising interest rate environment.
For the six months ended June 30, 2017, interest income was $399.2 million, an increase of $70.9 million, or 21.6%, compared to $328.3 million for the six months ended June 30, 2016. This increase was primarily the result of a $1.74 billion increase in the average loan balance which, together, with the effect of the rising rate environment, drove a $56.4 million increase in loan interest income for the six months ended June 30, 2017. The acquisition of the HFF loan portfolio on April 20, 2016 contributed $773.4 million to the increase in the Company's average loan balance and also contributed $25.2 million to the increase in loan interest income as the full year-to-date effect of the acquisition was reflected in 2017. The remaining increase in the Company's loan balance from the prior year is attributable to organic loan growth. Interest income from investment securities increased by $12.4 million for the comparable period primarily due to an increase in the average investment balance of $872.7 million from June 30, 2016 as well an increase in interest rates. Average yield on interest earning assets increased to 4.94% for the six months ended June 30, 2017, compared to 4.87% for the same period in 2016, which was primarily the result of increased yields on loans and investment securities resulting from rising interest rates during the six months ended June 30, 2017.
For the three months ended June 30, 2017, interest expense was $14.2 million, compared to $10.4 million for the three months ended June 30, 2016. Interest expense on deposits increased $2.0 million for the same period as average interest-bearing deposits increased $435.8 million, which is a 7 basis point increase in average cost of interest bearing deposits. Interest expense on qualifying debt increased by $2.0 million as a result of a $131.8 million increase in average qualifying debt for the three months ended June 30, 2017 compared to the same period in 2016.
For the six months ended June 30, 2017, interest expense was $27.2 million, compared to $18.9 million for the six months ended June 30, 2016. Interest expense on deposits increased $4.1 million for the same period as average interest-bearing deposits increased $719.2 million, which is a 7 basis point increase in average cost of interest bearing deposits. Interest expense on qualifying debt increased by $4.1 million as a result of a $143.2 million increase in average qualifying debt for the six months ended June 30, 2017 compared to the same period in 2016.
For the three months ended June 30, 2017, net interest income was $192.7 million, compared to $163.7 million for the three months ended June 30, 2016. The increase in net interest income reflects a $2.75 billion increase in average interest-earning assets, offset by a $449.0 million increase in average interest-bearing liabilities. The decrease in net interest margin of 2 basis points is the result of an increase the cost of interest-bearing deposits and interest expense resulting from the issuance of long-term subordinated debt in June 2016 as the full quarter effect was realized in 2017. These decreases were partially offset by higher yields on loans and securities in the current period.
For the six months ended June 30, 2017, net interest income was $372.1 million, compared to $309.4 million for the six months ended June 30, 2016. The increase in net interest income reflects a $2.80 billion increase in average interest-earning assets, offset by a $832.0 million increase in average interest-bearing liabilities. The increase in net interest margin of 2 basis points compared to the same period in 2016 is the result of an increase in average yield on loans and securities due to the rising interest rate environment, partially offset by higher deposit and funding costs.
Provision for Credit Losses
The provision for credit losses in each period is reflected as a reduction in earnings for that period. The provision is equal to the amount required to maintain the allowance for credit losses at a level that is adequate to absorb probable credit losses inherent in the loan portfolio. For the three months ended June 30, 2017, the provision for credit losses was $3.0 million compared to $2.5 million for the three months ended June 30, 2016. For the six months ended June 30, 2017, the provision for credit losses was $7.3 million, compared to $5.0 million for the six months ended June 30, 2016. The provision increase was primarily due to an increase in total organic loans during the three and six months ended June 30, 2017. The Company may establish an additional allowance for credit losses for PCI loans through provision for credit losses when impairment is determined as a result of lower than expected cash flows. As of June 30, 2017 and December 31, 2016, the allowance for credit losses on PCI loans was $1.7 million and $1.8 million, respectively.
Non-interest Income
The following table presents a summary of non-interest income for the periods presented:

	Three Months ended June 30,			Six Months Ended June 30,
	2017	2016	Increase (Decrease)	2017	2016	Increase (Decrease)
	(in thousands)
Service charges and fees	$5,203	$4,544	$659	$9,941	$9,043	$898
Card income	1,380	1,274	106	2,802	2,464	338
Income from equity investments	1,291	59	1,232	1,983	401	1,582
Income from bank owned life insurance	973	1,029	(56)	1,921	1,959	(38)
Foreign currency income	832	842	(10)	1,874	1,783	91
Lending related income and gains (losses) on sale of loans, net	227	194	33	649	3,801	(3,152)
(Loss) gain on sales of investment securities, net	(47)	—	(47)	588	1,001	(413)
Other income	590	617	(27)	1,235	1,240	(5)
Total non-interest income	$10,449	$8,559	$1,890	$20,993	$21,692	$(699)

Total non-interest income for the three months ended June 30, 2017 compared to the same period in 2016, increased by $1.9 million, or 22.1%. The increase in non-interest income is due primarily to an increase in service charges and fees and income from equity investments.
Total non-interest income for the six months ended June 30, 2017 compared to the same period in 2016, decreased by $0.7 million, or 3.2%. The decrease in non-interest income is due primarily to a decrease in lending related income. Lending related income decreased $1.0 million as a result of decreased SBA income and total non-recurring net gains on sale of loans was $2.0 million for the six months ended June 30, 2016, compared to less than $0.1 million for the six months ended June 30, 2017.
Non-interest Expense
The following table presents a summary of non-interest expense for the periods presented:

	Three Months ended June 30,			Six Months Ended June 30,
	2017	2016	Increase (Decrease)	2017	2016	Increase (Decrease)
	(in thousands)
Salaries and employee benefits	$52,246	$44,711	$7,535	$103,866	$89,566	$14,300
Legal, professional, and directors' fees	8,483	5,747	2,736	17,286	11,319	5,967
Occupancy	6,927	7,246	(319)	13,821	13,503	318
Data processing	4,396	5,114	(718)	9,667	9,175	492
Insurance	3,589	2,963	626	6,817	6,286	531
Deposit costs	2,133	986	1,147	3,874	1,758	2,116
Marketing	1,131	1,097	34	1,852	1,754	98
Loan and repossessed asset expenses	1,098	832	266	2,376	1,734	642
Card expense	704	824	(120)	1,358	1,711	(353)
Intangible amortization	488	697	(209)	1,177	1,394	(217)
Net loss (gain) on sales / valuations of repossessed and other assets	231	357	(126)	(312)	55	(367)
Acquisition / restructure expense	—	3,662	(3,662)	—	3,662	(3,662)
Other expense	6,831	7,568	(737)	14,232	15,380	(1,148)
Total non-interest expense	$88,257	$81,804	$6,453	$176,014	$157,297	$18,717
Total non-interest expense for the three months ended June 30, 2017, compared to the same period in 2016, increased $6.5 million, or 7.9%. This increase primarily relates to salaries and employee benefits and legal, professional, and directors' fees. Salaries and employee benefits and legal, professional, and directors' fees have increased as the Company continues to build out its infrastructure to support its continued growth. These increases were offset by a $3.7 million decrease in acquisition / restructure expense related to the HFF acquisition and restructure costs for the system conversion that occurred in the fourth quarter of 2016.
Total non-interest expense for the six months ended June 30, 2017, compared to the same period in 2016, increased $18.7 million, or 11.9%. This increase primarily relates to salaries and employee benefits, legal, professional, and directors' fees, and deposit costs. The explanation for the increase in salaries and employee benefits and legal, professional, and directors' fees for the six months ended June 30, 2017 compared to the same period in 2016 is the same as the explanation for the three months ended June 30, 2017 compared to the same period in 2016. Deposits costs consist of fees to Promontory and others for reciprocal deposits as well as earnings credits on select non-interest bearing deposits. The increase in deposit costs for the six months ended June 30, 2017, compared to the same period in 2016 primarily relates to an increase in deposit earnings credits paid to account holders.
Income Taxes
The effective tax rate for the six months ended June 30, 2017 was 26.91%, compared to 27.16% for the six months ended June 30, 2016.

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
The following tables present selected operating segment information for the periods presented:

		Regional Segments
	Consolidated Company	Arizona	Nevada	Southern California	Northern California
At June 30, 2017	(in millions)
Loans, net of deferred loan fees and costs	$13,989.9	$3,089.9	$1,729.3	$1,838.4	$1,172.5
Deposits	16,031.1	4,778.5	3,925.3	2,251.6	1,547.8

At December 31, 2016
Loans, net of deferred loan fees and costs	$13,208.5	$2,955.9	$1,725.5	$1,766.8	$1,095.4
Deposits	14,549.8	3,843.4	3,731.5	2,382.6	1,543.6

	(in thousands)
Three Months Ended June 30, 2017:
Income (loss) before income taxes	$111,935	$32,178	$26,743	$16,979	$8,789

Six Months Ended June 30, 2017:
Income (loss) before income taxes	$209,781	$58,562	$48,513	$30,146	$19,832

Three Months Ended June 30, 2016:
Income (loss) before income taxes	$87,941	$25,839	$22,441	$15,509	$10,005

Six Months Ended June 30, 2016:
Income (loss) before income taxes	$168,792	$46,747	$43,142	$29,333	$20,617

	National Business Lines
	HOA Services	Public & Nonprofit Finance	Technology & Innovation	Hotel Franchise Finance	Other NBLs	Corporate & Other
At June 30, 2017	(in millions)
Loans, net of deferred loan fees and costs	$150.3	$1,545.7	$1,044.4	$1,238.5	$2,173.2	$7.7
Deposits	2,186.9	—	1,272.4	—	—	68.6

At December 31, 2016
Loans, net of deferred loan fees and costs	$116.8	$1,454.3	$1,011.4	$1,292.1	$1,776.9	$13.4
Deposits	1,890.3	—	1,038.2	—	—	120.2

	(in thousands)
Three Months Ended June 30, 2017:
Income (loss) before income taxes	$6,498	$5,319	$13,305	$8,546	$8,948	$(15,370)

Six Months Ended June 30, 2017:
Income (loss) before income taxes	$12,113	$9,057	$24,269	$19,139	$15,564	$(27,414)

Three Months Ended June 30, 2016:
Income (loss) before income taxes	$4,189	$2,929	$10,926	$9,511	$7,461	$(20,869)

Six Months Ended June 30, 2016:
Income (loss) before income taxes	$7,307	$6,491	$23,131	$9,511	$15,058	$(32,545)
BALANCE SHEET ANALYSIS
Total assets increased $1.64 billion, or 9.6%, to $18.84 billion at June 30, 2017, compared to $17.20 billion at December 31, 2016. The increase in total assets relates primarily to organic loan growth and an increase in cash and cash equivalents and investment securities resulting from increased deposits. Loans increased $781.6 million, or 5.9%, to $13.99 billion at June 30, 2017, compared to $13.21 billion at December 31, 2016.
Total liabilities increased $1.48 billion, or 9.6%, to $16.79 billion at June 30, 2017, compared to $15.31 billion at December 31, 2016. The increase in liabilities is due primarily to an increase in total deposits of $1.48 billion, or 10.2%, to $16.03 billion, all of which is attributable to organic deposit growth.
Total stockholders’ equity increased by $167.1 million, or 8.8%, to $2.06 billion at June 30, 2017, compared to $1.89 billion at December 31, 2016. The increase in stockholders' equity relates primarily to net income for the six months ended June 30, 2017 and an increase in the fair value of the Company's AFS portfolio, which is recognized as part of AOCI.
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

The Company's investment securities portfolio is utilized as collateral for borrowings, required collateral for public deposits and customer repurchase agreements, and to manage liquidity, capital, and interest rate risk. The following table summarizes the carrying value of the investment securities portfolio for each of the periods below:

	June 30, 2017	December 31, 2016
	(in thousands)
CDO	$15,553	$13,490
Commercial MBS issued by GSEs	115,327	117,792
Corporate debt securities	63,922	64,144
CRA investments	49,482	37,113
Preferred stock	97,506	94,662
Private label residential MBS	680,248	433,685
Residential MBS issued by GSEs	1,555,137	1,356,258
Tax-exempt	536,991	500,312
Trust preferred securities	29,405	26,532
U.S. government sponsored agency securities	71,391	56,022
U.S. treasury securities	2,498	2,502
Total investment securities	$3,217,460	$2,702,512
Loans
The table below summarizes the distribution of the Company’s held for investment loan portfolio:

	June 30, 2017	December 31, 2016
	(in thousands)
Commercial and industrial	$6,236,083	$5,755,021
Commercial real estate - non-owner occupied	3,649,108	3,543,956
Commercial real estate - owner occupied	2,021,226	2,013,276
Construction and land development	1,601,705	1,478,114
Residential real estate	334,800	259,432
Commercial leases	82,429	100,765
Consumer	47,908	38,963
Loans, net	13,973,259	13,189,527
Allowance for credit losses	(131,811)	(124,704)
Total loans HFI	$13,841,448	$13,064,823
Net deferred loan fees and costs as of June 30, 2017 and December 31, 2016 total $20.4 million and $22.3 million, respectively, which is a reduction in the carrying value of loans. Net unamortized purchase discounts on loans total $7.4 million and $5.2 million as of June 30, 2017 and December 31, 2016, respectively. Total loans held for investment are also net of interest rate and credit marks on acquired loans, which are a net reduction in the carrying value of loans. Interest rate marks were $20.7 million and $22.2 million as of June 30, 2017 and December 31, 2016, respectively. Credit marks were $37.8 million and $47.3 million as of June 30, 2017 and December 31, 2016, respectively.
As of June 30, 2017 and December 31, 2016, the Company also has $16.7 million and $18.9 million of HFS loans, respectively.

Concentrations of Lending Activities
The Company monitors concentrations within four broad categories: product, collateral, geography, and industry. The Company’s loan portfolio includes significant credit exposure to the CRE market. As of June 30, 2017 and December 31, 2016, CRE related loans accounted for approximately 52% and 53% of total loans, respectively. Substantially all of these loans are secured by first liens with an initial loan to value ratio of generally not more than 75%. Approximately 36% of these CRE loans, excluding construction and land loans, were owner-occupied at each of the periods ended June 30, 2017 and December 31, 2016.
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
Total non-performing loans decreased by $16.7 million, or 17.5%, at June 30, 2017 to $78.3 million from $95.0 million at December 31, 2016.

	June 30, 2017	December 31, 2016
	(dollars in thousands)
Total non-accrual loans (1)	$30,071	$40,272
Loans past due 90 days or more on accrual status (2)	4,021	1,067
Accruing troubled debt restructured loans	44,221	53,637
Total nonperforming loans, excluding loans acquired with deteriorated credit quality	78,313	94,976
Other impaired loans	27,321	4,233
Total impaired loans	$105,634	$99,209
Other assets acquired through foreclosure, net	$30,988	$47,815
Non-accrual loans to gross loans held for investment	0.22%	0.31%
Loans past due 90 days or more on accrual status to gross loans held for investment	0.03	0.01

(1)	Includes non-accrual TDR loans of $11.0 million and $7.1 million at June 30, 2017 and December 31, 2016, respectively.

(2)	Includes $0.3 million from loans acquired with deteriorated credit quality at each of the periods ended June 30, 2017 and December 31, 2016.
Interest income received on non-accrual loans was $0.4 million and $0.2 million for the three months ended June 30, 2017 and 2016 and $0.7 million and $0.4 million for the six months ended June 30, 2017 and 2016, respectively. Interest income that would have been recorded under the original terms of non-accrual loans was $0.6 million and $0.5 million for the three months ended June 30, 2017 and 2016 and $1.2 million and $0.9 million for the six months ended June 30, 2017 and 2016, respectively.

The composition of non-accrual loans by loan type and by segment were as follows:

	June 30, 2017			December 31, 2016
	Non-accrual Balance	Percent of Non-Accrual Balance	Percent of Total HFI Loans	Non-accrual Balance	Percent of Non-Accrual Balance	Percent of Total HFI Loans
	(dollars in thousands)
Commercial and industrial	$14,300	47.55%	0.10%	$16,967	42.13%	0.13%
Commercial real estate	10,724	35.66	0.08	16,666	41.39	0.13
Construction and land development	1,284	4.27	0.01	1,284	3.19	0.01
Residential real estate	3,608	12.00	0.03	5,192	12.89	0.04
Consumer	155	0.52	—	163	0.40	—
Total non-accrual loans	$30,071	100.00%	0.22%	$40,272	100.00%	0.31%

	June 30, 2017		December 31, 2016
	Nonaccrual Loans	Percent of Segment's Total HFI Loans	Nonaccrual Loans	Percent of Segment's Total HFI Loans
	(dollars in thousands)
Arizona	$9,285	0.30%	$10,424	0.35%
Nevada	4,546	0.26	10,407	0.60
Southern California	2,835	0.15	2,891	0.16
Northern California	4,464	0.39	4,408	0.41
Technology and Innovation	6,312	0.60	8,813	0.87
Other NBLs	155	0.01	166	0.01
Corporate & Other	2,474	32.10	3,163	23.22
Total non-accrual loans	$30,071	0.22%	$40,272	0.31%
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
As of June 30, 2017 and December 31, 2016, the aggregate amount of loans classified as impaired was $105.6 million and $99.2 million, respectively, a net increase of 6.5%. The total specific allowance for credit losses related to these loans was $3.9 million and $4.2 million at June 30, 2017 and December 31, 2016, respectively. The Company had $44.2 million and $53.6 million in loans classified as accruing restructured loans at June 30, 2017 and December 31, 2016, respectively.
Impaired loans by segment at June 30, 2017 and December 31, 2016 were as follows:

	June 30, 2017	December 31, 2016
	(in thousands)
Arizona	$17,941	$19,180
Nevada	49,827	48,348
Southern California	6,364	2,888
Northern California	7,423	4,024
Technology & Innovation	19,319	8,461
Other NBLs	155	163
Corporate & Other	4,605	16,145
Total impaired loans	$105,634	$99,209

The following tables present a breakdown of total impaired loans and the related specific reserves for the periods indicated:

	June 30, 2017
	Impaired Balance	Percent of Impaired Balance	Percent of Total HFI Loans	Reserve Balance	Percent of Reserve Balance	Percent of Total Allowance
	(dollars in thousands)
Commercial and industrial	$33,538	31.74%	0.24%	$3,135	80.84%	2.38%
Commercial real estate	42,885	40.60	0.31	743	19.16	0.56
Construction and land development	12,146	11.50	0.09	—	—	—
Residential real estate	16,867	15.97	0.12	—	—	—
Consumer	198	0.19	—	—	—	—
Total impaired loans	$105,634	100.00%	0.76%	$3,878	100.00%	2.94%

	December 31, 2016
	Impaired Balance	Percent of Impaired Balance	Percent of Total HFI Loans	Reserve Balance	Percent of Reserve Balance	Percent of Total Allowance
	(dollars in thousands)
Commercial and industrial	$21,462	21.63%	0.16%	$3,301	77.88%	2.65%
Commercial real estate	46,272	46.64	0.36	937	22.10	0.75
Construction and land development	14,838	14.96	0.11	—	—	—
Residential real estate	16,391	16.52	0.12	—	—	—
Consumer	246	0.25	—	1	0.02	—
Total impaired loans	$99,209	100.00%	0.75%	$4,239	100.00%	3.40%

Allowance for Credit Losses
The following table summarizes the activity in the Company's allowance for credit losses for the period indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(dollars in thousands)
Allowance for credit losses:
Balance at beginning of period	$127,649	$119,227	$124,704	$119,068
Provision charged to operating expense:
Commercial and industrial	2,197	(252)	4,559	5,638
Commercial real estate	2,002	1,237	3,801	(2,074)
Construction and land development	(753)	1,903	(1,108)	2,257
Residential real estate	(541)	(545)	(117)	(1,116)
Consumer	95	157	115	295
Total Provision	3,000	2,500	7,250	5,000
Recoveries of loans previously charged-off:
Commercial and industrial	(1,759)	(804)	(2,087)	(2,380)
Commercial real estate	(406)	(770)	(938)	(4,435)
Construction and land development	(508)	(58)	(785)	(153)
Residential real estate	(1,299)	(153)	(1,551)	(410)
Consumer	—	(43)	(49)	(110)
Total recoveries	(3,972)	(1,828)	(5,410)	(7,488)
Loans charged-off:
Commercial and industrial	651	1,161	3,245	8,652
Commercial real estate	1,819	244	1,819	654
Construction and land development	—	—	—	—
Residential real estate	332	—	447	26
Consumer	8	46	42	120
Total charged-off	2,810	1,451	5,553	9,452
Net (recoveries) charge-offs	(1,162)	(377)	143	1,964
Balance at end of period	$131,811	$122,104	$131,811	$122,104
Net (recoveries) charge-offs to average loans outstanding - annualized	(0.03)%	(0.01)%	0.00%	0.03%
Allowance for credit losses to gross organic loans	1.08	1.15
The following table summarizes the allocation of the allowance for credit losses by loan type. However, the allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

	Commercial and Industrial	Commercial Real Estate	Construction and Land Development	Residential Real Estate	Consumer	Total
	(dollars in thousands)
June 30, 2017
Allowance for Credit Losses	$76,734	$28,593	$20,852	$4,838	$794	$131,811
Percent of Total Allowance for Credit Losses	58.2%	21.7%	15.8%	3.7%	0.6%	100.0%
Percent of Gross Loans to Total Gross HFI Loans	44.3	41.4	11.7	2.3	0.3	100.0
December 31, 2016
Allowance for Credit Losses	$73,333	$25,673	$21,175	$3,851	$672	$124,704
Percent of Total Allowance for Credit Losses	58.8%	20.6%	17.0%	3.1%	0.5%	100.0%
Percent of Gross Loans to Total Gross HFI Loans	44.3	42.1	11.3	2.0	0.3	100.0

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

	June 30, 2017
	Number of Loans	Loan Balance	Percent of Loan Balance	Percent of Total HFI Loan Balance
	(dollars in thousands)
Commercial and industrial	95	$121,804	60.08%	0.87%
Commercial real estate	38	63,715	31.43	0.46
Construction and land development	7	16,053	7.92	0.11
Residential real estate	3	1,027	0.51	0.01
Consumer	5	113	0.06	—
Total	148	$202,712	100.00%	1.45%

	December 31, 2016
	Number of Loans	Loan Balance	Percent of Loan Balance	Percent of Total HFI Loan Balance
	(dollars in thousands)
Commercial and industrial	96	$92,019	51.65%	0.70%
Commercial real estate	41	71,900	40.36	0.55
Construction and land development	7	12,297	6.90	0.09
Residential real estate	9	1,831	1.03	0.01
Consumer	9	103	0.06	—
Total	162	$178,150	100.00%	1.35%
Based on discussions with regulatory authorities, we expect that credit rating guidelines for technology loans may involve broader parameters for classification as Special Mention, which could result in increased levels of Special Mention loans in this category than reported historically. However, such classification changes should not affect the ultimate collectability of such loans, nor result in higher levels on non-performing assets.

Other Assets Acquired Through Foreclosure
The following table represents the changes in other assets acquired through foreclosure:

	Three Months Ended June 30, 2017
	Gross Balance	Valuation Allowance	Net Balance
	(in thousands)
Balance, beginning of period	$50,919	$(5,719)	$45,200
Transfers to other assets acquired through foreclosure, net	1,392	—	1,392
Proceeds from sale of other real estate owned and repossessed assets, net	(17,208)	1,826	(15,382)
Valuation adjustments, net	—	(156)	(156)
(Losses) gains, net (1)	(66)	—	(66)
Balance, end of period	$35,037	$(4,049)	$30,988

	Three Months Ended June 30, 2016
Balance, beginning of period	$61,346	$(8,570)	$52,776
Transfers to other assets acquired through foreclosure, net	88	—	88
Proceeds from sale of other real estate owned and repossessed assets, net	(4,480)	1,813	(2,667)
Valuation adjustments, net	—	134	134
(Losses) gains, net (1)	(489)	—	(489)
Balance, end of period	$56,465	$(6,623)	$49,842

	Six Months Ended June 30, 2017
	Gross Balance	Valuation Allowance	Net Balance
	(in thousands)
Balance, beginning of period	$54,138	$(6,323)	$47,815
Transfers to other assets acquired through foreclosure, net	1,392	—	1,392
Proceeds from sale of other real estate owned and repossessed assets, net	(20,321)	2,050	(18,271)
Valuation adjustments, net	—	224	224
(Losses) gains, net (1)	(172)	—	(172)
Balance, end of period	$35,037	$(4,049)	$30,988

	Six Months Ended June 30, 2016
Balance, beginning of period	$52,984	$(9,042)	$43,942
Transfers to other assets acquired through foreclosure, net	10,726	—	10,726
Proceeds from sale of other real estate owned and repossessed assets, net	(6,916)	2,108	(4,808)
Valuation adjustments, net	—	311	311
(Losses) gains, net (1)	(329)	—	(329)
Balance, end of period	$56,465	$(6,623)	$49,842

(1)	There were $0.1 million and zero net gains related to initial transfers to other assets during the three and six months ended June 30, 2017 and 2016, respectively.
Other assets acquired through foreclosure consist primarily of properties acquired as a result of, or in-lieu-of, foreclosure. OREO and other repossessed property are reported at the lower of carrying value or fair value less estimated costs to sell the property. Costs relating to the development or improvement of the assets are capitalized and costs relating to holding the assets are charged to expense. The Company has $31.0 million, $47.8 million $49.8 million of such assets at June 30, 2017, December 31, 2016, and June 30, 2016, respectively.
At June 30, 2017, the Company held 21 OREO properties, compared to 31 at December 31, 2016, and 34 at June 30, 2016.

Goodwill and Other Intangible Assets
Goodwill represents the excess consideration paid for net assets acquired in a business combination over their fair value. Goodwill and other intangible assets acquired in a business combination that are determined to have an indefinite useful life are not subject to amortization, but are subsequently evaluated for impairment at least annually. The Company has goodwill of $289.9 million and intangible assets totaling $11.8 million at June 30, 2017, which have been allocated to the Nevada, Northern California, Technology & Innovation, and HFF operating segments.
The Company performs its annual goodwill and intangibles impairment tests as of October 1 each year, or more often if events or circumstances indicate that the carrying value may not be recoverable. During the three and six months ended June 30, 2017 and 2016, there were no events or circumstances that indicated an interim impairment test of goodwill or other intangible assets was necessary.
The Company recognized initial goodwill of $0.2 million during the three months ended June 30, 2016 related to the HFF loan portfolio acquisition, which closed on April 20, 2016. The fair values of assets acquired and liabilities assumed are subject to adjustment during the first twelve months after the acquisition date if additional information becomes available to indicate a more accurate or appropriate value for an asset or liability. During the six months ended June 30, 2017, the Company recognized measurement period adjustments totaling $0.1 million for tax related items, which reduced goodwill related to the HFF acquisition to $0.1 million. The measurement period for the HFF acquisition ended on April 20, 2017. Therefore, the fair values of these assets acquired and liabilities assumed were considered final effective April 20, 2017.
During the three and six months ended June 30, 2016, the Company identified $0.8 million and $1.5 million, respectively, in measurement period adjustments from the Bridge acquisition, primarily related to reductions in other assets and accrued liabilities. The measurement period for the Bridge acquisition ended on June 30, 2016, therefore, the fair values of these assets acquired and liabilities assumed are final.
Deferred Tax Assets
As of June 30, 2017, the net deferred tax asset was $87.7 million, a decrease of $7.5 million from December 31, 2016. This overall decrease in the net deferred tax asset was primarily the result of increases in the fair market value of AFS securities.
At June 30, 2017 and December 31, 2016, the Company had no deferred tax valuation allowance.
Deposits
Deposits are the primary source for funding the Company's asset growth. Total deposits increased to $16.03 billion at June 30, 2017, from $14.55 billion at December 31, 2016, an increase of $1.48 billion, or 10.2%. The increase in deposits is attributable to organic deposit growth. Non-interest-bearing demand deposits increased by $1.23 billion from December 31, 2016. Savings and money market deposits decreased $16.83 million from December 31, 2016.
WAB is a participant in the Promontory Interfinancial Network, a network that offers deposit placement services such as CDARS and ICS, which offer products that qualify large deposits for FDIC insurance. At June 30, 2017, the Company has $406.5 million of CDARS deposits and $559.9 million of ICS deposits, compared to $413.9 million of CDARS deposits and $607.5 million of ICS deposits at December 31, 2016. At June 30, 2017 and December 31, 2016, the Company also has $71.4 million and $136.2 million, respectively, of wholesale brokered deposits. In addition, non-interest bearing deposits for which the Company provides account holders with earnings credits totaled $2.04 billion and $1.10 billion at June 30, 2017 and December 31, 2016, respectively. The Company incurred $2.1 million and $1.0 million in deposit related costs during the three months ended June 30, 2017 and 2016, respectively. During the six months ended June 30, 2017 and 2016, the Company incurred $3.9 million and $1.8 million, respectively, in deposit related costs.

The average balances and weighted average rates paid on deposits are presented below:

	Three Months ended June 30,
	2017		2016
	Average Balance	Rate	Average Balance	Rate
	(dollars in thousands)
Interest-bearing transaction accounts	$1,492,700	0.26%	$1,194,171	0.17%
Savings and money market accounts	6,155,832	0.38	5,837,403	0.34
Time certificates of deposit	1,575,969	0.72	1,757,158	0.50
Total interest-bearing deposits	9,224,501	0.42	8,788,732	0.35
Non-interest-bearing demand deposits	6,735,358	—	4,772,582	—
Total deposits	$15,959,859	0.24%	$13,561,314	0.23%

	Six Months Ended June 30,
	2017		2016
	Average Balance	Rate	Average Balance	Rate
	(dollars in thousands)
Interest-bearing transaction accounts	$1,463,923	0.24%	$1,143,028	0.17%
Savings and money market accounts	6,112,654	0.36	5,585,654	0.32
Time certificates of deposit	1,530,670	0.67	1,659,327	0.48
Total interest-bearing deposits	9,107,247	0.40	8,388,009	0.33
Non-interest-bearing demand deposits	6,230,071	—	4,561,357	—
Total deposits	$15,337,318	0.24%	$12,949,366	0.22%
Other Borrowings
The Company from time to time utilizes short-term borrowed funds to support short-term liquidity needs generally created by increased loan demand. The majority of these short-term borrowed funds consist of advances from the FHLB and customer repurchase agreements. The Company’s borrowing capacity with the FHLB is determined based on collateral pledged, generally consisting of securities and loans. In addition, the Company has borrowing capacity from other sources, collateralized by securities, including securities sold under agreements to repurchase, which are reflected at the amount of cash received in connection with the transaction, and may require additional collateral based on the fair value of the underlying securities. At June 30, 2017, total short-term borrowed funds consist of customer repurchase agreements of $32.7 million. At December 31, 2016, total short-term borrowed funds consisted of customer repurchase agreements of $41.7 million and FHLB advances of $80.0 million.
As of June 30, 2017 and December 31, 2016, the Company does not have any borrowings classified as long-term.
Qualifying Debt
Qualifying debt consists of subordinated debt and junior subordinated debt, inclusive of issuance costs and fair market value adjustments. At June 30, 2017, the carrying value of qualifying debt was $375.4 million, compared to $367.9 million at December 31, 2016.

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
As of June 30, 2017 and December 31, 2016, the Company and the Bank exceeded the capital levels necessary to be classified as well-capitalized, as defined by the banking agencies. The actual capital amounts and ratios for the Company and the Bank are presented in the following tables as of the periods indicated:

	Total Capital	Tier 1 Capital	Risk-Weighted Assets	Tangible Average Assets	Total Capital Ratio	Tier 1 Capital Ratio	Tier 1 Leverage Ratio	Common Equity Tier 1
	(dollars in thousands)
June 30, 2017
WAL	$2,269,525	$1,833,226	$16,992,251	$18,436,948	13.4%	10.8%	9.9%	10.3%
WAB	2,148,130	1,860,974	16,916,701	18,342,329	12.7	11.0	10.1	11.0
Well-capitalized ratios					10.0	8.0	5.0	6.5
Minimum capital ratios					8.0	6.0	4.0	4.5

December 31, 2016
WAL	$2,107,480	$1,675,871	$15,980,092	$16,868,674	13.2%	10.5%	9.9%	10.0%
WAB	2,001,081	1,720,072	15,888,346	16,764,327	12.6	10.8	10.3	10.8
Well-capitalized ratios					10.0	8.0	5.0	6.5
Minimum capital ratios					8.0	6.0	4.0	4.5

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
The following table presents the available and outstanding balances of the Company's lines of credit:

	June 30, 2017
	Available Balance	Outstanding Balance
	(in millions)
Unsecured fed funds credit lines at correspondent banks	$100.0	$—
Other lines with correspondent banks:
Secured other lines with correspondent banks	23.0	—
Unsecured other lines with correspondent banks	45.0	—
Total other lines with correspondent banks	$168.0	$—
In addition to lines of credit, the Company has borrowing capacity with the FHLB and FRB from pledged loans and securities. The borrowing capacity, outstanding borrowings, and available credit as of June 30, 2017 are presented in the following table:

June 30, 2017
(in millions)
FHLB:
Borrowing capacity	$2,672.4
Outstanding borrowings	—
Letters of credit	343.0
Total available credit	$2,329.4

FRB:
Borrowing capacity	$1,162.8
Outstanding borrowings	—
Total available credit	$1,162.8
The Company has a formal liquidity policy and, in the opinion of management, its liquid assets are considered adequate to meet cash flow needs for loan funding and deposit cash withdrawals for the next 90-120 days. At June 30, 2017, there is $2.58 billion in liquid assets, comprised of $606.8 million in cash, cash equivalents, and money market investments and $1.98 billion in unpledged marketable securities. At December 31, 2016, the Company maintained $2.00 billion in liquid assets, comprised of $284.5 million of cash, cash equivalents, and money market investments, and $1.72 billion of unpledged marketable securities.
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
WAB maintains sufficient funding capacity to address large increases in funding requirements, such as deposit outflows. This capacity is comprised of liquidity derived from a reduction in asset levels and various secured funding sources. On a long-term basis, the Company’s liquidity will be met by changing the relative distribution of its asset portfolios (for example, by reducing investment or loan volumes, or selling or encumbering assets). Further, the Company can increase liquidity by soliciting higher levels of deposit accounts through promotional activities and/or borrowing from correspondent banks, the FHLB of San Francisco, and the FRB. At June 30, 2017, the Company's long-term liquidity needs primarily relate to funds required to support loan originations, commitments, and deposit withdrawals, which can be met by cash flows from investment payments and maturities, and investment sales, if necessary.
The Company’s liquidity is comprised of three primary classifications: 1) cash flows provided by operating activities; 2) cash flows used in investing activities; and 3) cash flows provided by financing activities. Net cash provided by or used in operating activities consists primarily of net income, adjusted for changes in certain other asset and liability accounts and certain non-cash income and expense items, such as the provision for credit losses, investment and other amortization and depreciation. For the six months ended June 30, 2017 and 2016, net cash provided by operating activities was $175.4 million and $115.1 million, respectively.
The Company's primary investing activities are the origination of real estate and commercial loans, the collection of repayments of these loans, and the purchase and sale of securities. The Company's net cash provided by and used in investing activities has been primarily influenced by its loan and securities activities. The net increase in loans for the six months ended June 30, 2017 and 2016 was $736.3 million and $401.7 million, respectively. There was a net increase in investment securities for the six months ended June 30, 2017 of $501.5 million, compared to a net increase of $187.3 million for the six months ended June 30, 2016.
Net cash provided by financing activities has been impacted significantly by increased deposit levels. During the six months ended June 30, 2017 and 2016, net deposits increased $1.48 billion and $2.17 billion, respectively.
Fluctuations in core deposit levels may increase the Company's need for liquidity as certificates of deposit mature or are withdrawn before maturity, and as non-maturity deposits, such as checking and savings account balances, are withdrawn. Additionally, the Company is exposed to the risk that customers with large deposit balances will withdraw all or a portion of such deposits, due in part to the FDIC limitations on the amount of insurance coverage provided to depositors. To mitigate the uninsured deposit risk, the Company participates in the CDARS and ICS programs, which allow an individual customer to invest up to $50.0 million and $110.0 million, respectively, through one participating financial institution or, a combined total of $150.0 million per individual customer, with the entire amount being covered by FDIC insurance. As of June 30, 2017, the Company has $406.5 million of CDARS and $559.9 million of ICS deposits.
As of June 30, 2017, the Company has $71.4 million of wholesale brokered deposits outstanding. Brokered deposits are generally considered to be deposits that have been received from a third party who is engaged in the business of placing deposits on behalf of others. A traditional deposit broker will direct deposits to the banking institution offering the highest interest rate available. Federal banking laws and regulations place restrictions on depository institutions regarding brokered deposits because of the general concern that these deposits are not relationship based and are at a greater risk of being withdrawn and placed on deposit at another institution offering a higher interest rate, thus posing liquidity risk for institutions that gather brokered deposits in significant amounts. There were also $249.0 million and $571.9 million of additional deposits as of June 30, 2017 and December 31, 2016, respectively, that the Company considers core deposits, but which are classified as brokered deposits for regulatory reporting purposes.
Federal and state banking regulations place certain restrictions on dividends paid. The total amount of dividends which may be paid at any date is generally limited to the retained earnings of the bank. Dividends paid by WAB to the Parent would be prohibited if the effect thereof would cause the bank’s capital to be reduced below applicable minimum capital requirements.

During the three months ended June 30, 2017, the Parent contributed no amounts to WAB and WAB and LVSP paid dividends to the Parent of $10.0 million and $12.5 million, respectively. During the six months ended June 30, 2017, the Parent contributed $9.9 million to WAB and WAB and LVSP paid dividends to the Parent of $30.0 million and $22.4 million, respectively. Subsequent to June 30, 2017, WAB paid dividends to the Parent of $10.0 million.
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
Net Interest Income Simulation. In order to measure interest rate risk at June 30, 2017, the Company uses a simulation model to project changes in net interest income that result from forecasted changes in interest rates. This analysis calculates the difference between a baseline net interest income forecast using current yield curves that do not take into consideration any future anticipated rate hikes, compared to forecasted net income resulting from an immediate parallel shift in rates upward or downward, along with other scenarios directed by ALCO. The income simulation model includes various assumptions regarding the re-pricing relationships for each of the Company's products. Many of the Company's assets are floating rate loans, which are assumed to re-price immediately and, proportional to the change in market rates, depending on their contracted index, including the impact of caps or floors. Some loans and investments contain contractual prepayment features (embedded options) and, accordingly, the simulation model incorporates prepayment assumptions. The Company's non-term deposit products re-price more slowly, usually changing less than the change in market rates and at the Company's discretion.
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

This simulation model assesses the changes in net interest income that would occur in response to an instantaneous and sustained increase or decrease (shock) in market interest rates over a twelve-month period. At June 30, 2017, the Company's net interest income exposure for the next twelve months related to these hypothetical changes in market interest rates was within the Company's current guidelines.
Sensitivity of Net Interest Income

	Interest Rate Scenario (change in basis points from Base)
	Down 100	Base	Up 100	Up 200	Up 300	Up 400
	(in thousands)
Interest Income	$765,565	$843,114	$933,752	$1,027,804	$1,123,266	$1,219,231
Interest Expense	26,849	59,767	101,028	142,295	183,568	224,847
Net Interest Income	738,716	783,347	832,724	885,509	939,698	994,384
% Change	(5.7)%		6.3%	13.0%	20.0%	26.9%
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
At June 30, 2017, the Company's EVE exposure related to these hypothetical changes in market interest rates was within the Company's current guidelines. The following table shows the Company's projected change in EVE for this set of rate shocks at June 30, 2017:
Economic Value of Equity

	Interest Rate Scenario (change in basis points from Base)
	Down 100	Base	Up 100	Up 200	Up 300	Up 400
	(in thousands)
Assets	$19,126,466	$18,858,165	$18,506,340	$18,156,288	$17,833,061	$17,514,812
Liabilities	16,070,506	15,696,287	15,382,131	15,115,166	14,886,033	14,688,251
Net Present Value	3,055,960	3,161,878	3,124,209	3,041,122	2,947,028	2,826,561
% Change	(3.3)%		(1.2)%	(3.8)%	(6.8)%	(10.6)%
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
Derivative Contracts. In the normal course of business, the Company uses derivative instruments to meet the needs of its customers and manage exposure to fluctuations in interest rates. The following table summarizes the aggregate notional amounts, market values, and terms of the Company’s derivative positions as of June 30, 2017 and December 31, 2016 :
Outstanding Derivatives Positions

June 30, 2017			December 31, 2016
Notional	Net Value	Weighted Average Term (Years)	Notional	Net Value	Weighted Average Term (Years)
(dollars in thousands)
$1,032,586	$(60,360)	17.8	$993,485	$(61,529)	18.2

Item 4.	Controls and Procedures.
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
Changes in Internal Control over Financial Reporting
There have not been any changes in the Company's internal control over financial reporting during the quarter ended June 30, 2017, which have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.
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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Purchases of Equity Securities
The following table provides information about the Company's purchases of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act for the periods indicated.

	(a)	(b)	( c)	(d)
	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs (2)
4/1/2017 through 4/30/2017	868	48.32	—	—
5/1/2017 through 5/31/2017	92	47.16	—	—
6/1/2017 through 6/30/2017	—	—	—	—
Total	960	$48.20	—	—

(1) All shares purchased during the period were transferred to the Company from employees in satisfaction of minimum tax withholding obligations associated with the vesting of restricted stock awards during the period.

(2) The Company has not announced a repurchase plan relating to its common stock.

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

4.6	Form of Global Debenture dated June 16, 2016 (incorporated by reference to Exhibit 4.3 of Western Alliance's Form 8-K filed with the SEC on June 16, 2016).

10.1±	Offer Letter, dated May 1, 2017, by and between Kenneth Vecchione and Western Alliance (incorporated by reference to Exhibit 10.1 of Western Alliance's Form 8-K filed with the SEC on May 5, 2017).

31.1*	CEO Certification Pursuant Rule 13a-14(a)/15d-14(a).

31.2*	CFO Certification Pursuant Rule 13a-14(a)/15d-14(a).

32**	CEO and CFO Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.
*    Filed herewith.

**	Furnished herewith.

±	Management compensatory arrangement or contract.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WESTERN ALLIANCE BANCORPORATION

July 28, 2017	By:	/s/ Robert Sarver
Robert Sarver
Chairman of the Board and
Chief Executive Officer

July 28, 2017	By:	/s/ Dale Gibbons
Dale Gibbons
Executive Vice President and
Chief Financial Officer

July 28, 2017	By:	/s/ J. Kelly Ardrey Jr.
J. Kelly Ardrey Jr.
Senior Vice President and
Chief Accounting Officer