Form 10-Q
period 2017-09-30
WESTERN ALLIANCE BANCORPORATION
filed 2017-10-27
CIK 1212545

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2017 or

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of October 20, 2017, Western Alliance Bancorporation had 105,490,079 shares of common stock outstanding.

PART I
GLOSSARY OF ENTITIES AND TERMS

The acronyms and abbreviations identified below are used in various sections of this Form 10-Q, including "Management's Discussion and Analysis of Financial Condition and Results of Operations," in Item 2 and the Consolidated Financial Statements and the Notes to Unaudited Consolidated Financial Statements in Item I of this Form 10-Q.

ENTITIES / DIVISIONS:
AAB	Alliance Association Bank	HFF	Hotel Franchise Finance
ABA	Alliance Bank of Arizona	LVSP	Las Vegas Sunset Properties
BON	Bank of Nevada	TPB	Torrey Pines Bank
Bridge	Bridge Bank	WA PWI	Western Alliance Public Welfare Investments, LLC
Company	Western Alliance Bancorporation and subsidiaries	WAB or Bank	Western Alliance Bank
FIB	First Independent Bank	WABT	Western Alliance Business Trust
HOA Services	Homeowner Associations Services	WAL or Parent	Western Alliance Bancorporation
TERMS:
AFS	Available-for-Sale	HFS	Held for Sale
ALCO	Asset and Liability Management Committee	HTM	Held-to-Maturity
AOCI	Accumulated Other Comprehensive Income	ICS	Insured Cash Sweep Service
ASC	Accounting Standards Codification	IRC	Internal Revenue Code
ASU	Accounting Standards Update	ISDA	International Swaps and Derivatives Association
BOD	Board of Directors	LIBOR	London Interbank Offered Rate
CDARS	Certificate Deposit Account Registry Service	LIHTC	Low-Income Housing Tax Credit
CDO	Collateralized Debt Obligation	MBS	Mortgage-Backed Securities
CECL	Current Expected Credit Losses	NBL	National Business Lines
CEO	Chief Executive Officer	NOL	Net Operating Loss
CFO	Chief Financial Officer	NPV	Net Present Value
CRA	Community Reinvestment Act	NUBILs	Net Unrealized Built In Losses
CRE	Commercial Real Estate	OCI	Other Comprehensive Income
EPS	Earnings per share	OREO	Other Real Estate Owned
EVE	Economic Value of Equity	OTTI	Other-than-Temporary Impairment
Exchange Act	Securities Exchange Act of 1934, as amended	PCI	Purchased Credit Impaired
FASB	Financial Accounting Standards Board	SBA	Small Business Administration
FDIC	Federal Deposit Insurance Corporation	SBIC	Small Business Investment Company
FHLB	Federal Home Loan Bank	SEC	Securities and Exchange Commission
FRB	Federal Reserve Bank	SERP	Supplemental Executive Retirement Plan
FVO	Fair Value Option	TDR	Troubled Debt Restructuring
GAAP	U.S. Generally Accepted Accounting Principles	TEB	Tax Equivalent Basis
GSE	Government-Sponsored Enterprise	XBRL	eXtensible Business Reporting Language
HFI	Held for Investment

Item 1.	Financial Statements
WESTERN ALLIANCE BANCORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30, 2017	December 31, 2016
	(Unaudited)
	(in thousands, except shares and per share amounts)
Assets:
Cash and due from banks	$131,130	$168,066
Interest-bearing deposits in other financial institutions	519,224	116,425
Cash and cash equivalents	650,354	284,491
Money market investments	175	—
Investment securities - measured at fair value; amortized cost of $0 at September 30, 2017 and $1,055 at December 31, 2016	—	1,053
Investment securities - AFS, at fair value; amortized cost of $3,551,770 at September 30, 2017 and $2,633,298 at December 31, 2016	3,552,844	2,609,380
Investment securities - HTM, at amortized cost; fair value of $160,582 at September 30, 2017 and $91,966 at December 31, 2016	154,920	92,079
Investments in restricted stock, at cost	65,680	65,249
Loans - HFS	16,347	18,909
Loans - HFI, net	14,505,689	13,189,527
Less: allowance for credit losses	(136,421)	(124,704)
Net loans held for investment	14,369,268	13,064,823
Premises and equipment, net	120,063	119,833
Other assets acquired through foreclosure, net	28,992	47,815
Bank owned life insurance	166,798	164,510
Goodwill	289,895	289,967
Other intangible assets, net	11,262	12,927
Deferred tax assets, net	83,772	95,194
Other assets	411,851	334,612
Total assets	$19,922,221	$17,200,842
Liabilities:
Deposits:
Non-interest-bearing demand	$7,608,671	$5,632,926
Interest-bearing	9,296,112	8,916,937
Total deposits	16,904,783	14,549,863
Customer repurchase agreements	26,066	41,728
Other borrowings	—	80,000
Qualifying debt, net	372,851	367,937
Other liabilities	472,894	269,785
Total liabilities	17,776,594	15,309,313
Commitments and contingencies (Note 12)
Stockholders’ equity:
Common stock - par value $0.0001; 200,000,000 authorized; 107,060,702 shares issued at September 30, 2017 and 106,371,093 at December 31, 2016	10	10
Treasury stock, at cost (1,567,203 shares at September 30, 2017 and 1,300,232 shares at December 31, 2016)	(40,004)	(26,362)
Additional paid in capital	1,418,835	1,400,140
Accumulated other comprehensive income (loss)	8,164	(4,695)
Retained earnings	758,622	522,436
Total stockholders’ equity	2,145,627	1,891,529
Total liabilities and stockholders’ equity	$19,922,221	$17,200,842
See accompanying Notes to Unaudited Consolidated Financial Statements.

WESTERN ALLIANCE BANCORPORATION AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENTS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(in thousands, except per share amounts)
Interest income:
Loans, including fees	$191,096	$167,914	$547,306	$467,715
Investment securities	22,152	13,797	58,010	37,278
Dividends	2,005	2,209	6,154	6,217
Other	2,583	830	5,584	1,885
Total interest income	217,836	184,750	617,054	513,095
Interest expense:
Deposits	11,449	8,072	29,506	21,993
Qualifying debt	4,708	4,048	13,539	8,746
Other borrowings	84	68	333	366
Other	12	15	41	46
Total interest expense	16,253	12,203	43,419	31,151
Net interest income	201,583	172,547	573,635	481,944
Provision for credit losses	5,000	2,000	12,250	7,000
Net interest income after provision for credit losses	196,583	170,547	561,385	474,944
Non-interest income:
Service charges and fees	5,248	4,916	15,189	13,958
Card income	1,344	1,381	4,146	3,844
Income from bank owned life insurance	975	899	2,896	2,858
Income from equity investments	950	1,208	2,933	1,610
Foreign currency income	756	888	2,630	2,672
Lending related income and gains (losses) on sale of loans, net	97	708	746	4,509
Gain (loss) on sales of investment securities, net	319	—	907	1,001
Other income	599	683	1,834	1,923
Total non-interest income	10,288	10,683	31,281	32,375
Non-interest expense:
Salaries and employee benefits	52,730	49,542	156,596	139,108
Occupancy	7,507	6,856	21,328	20,359
Legal, professional, and directors' fees	6,038	5,691	23,324	17,010
Data processing	4,524	5,266	14,163	15,028
Insurance	3,538	3,144	10,355	9,430
Deposit costs	2,904	1,363	6,778	3,121
Loan and repossessed asset expenses	1,263	788	3,639	2,522
Card expense	801	252	2,187	1,376
Marketing	776	678	2,628	2,432
Intangible amortization	489	697	1,666	2,091
Net loss (gain) on sales / valuations of repossessed and other assets	266	(146)	(46)	(91)
Acquisition / restructure expense	—	2,729	—	6,391
Other expense	8,278	8,147	22,510	23,527
Total non-interest expense	89,114	85,007	265,128	242,304
Income before provision for income taxes	117,757	96,223	327,538	265,015
Income tax expense	34,899	29,171	91,352	75,017
Net income	$82,858	$67,052	$236,186	$189,998

Earnings per share
Basic	$0.80	$0.65	$2.27	$1.85
Diluted	0.79	0.64	2.25	1.84
Weighted average number of shares outstanding:
Basic	104,221	103,768	104,124	102,791
Diluted	104,942	104,564	104,941	103,532
See accompanying Notes to Unaudited Consolidated Financial Statements.

WESTERN ALLIANCE BANCORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(in thousands)
Net income	$82,858	$67,052	$236,186	$189,998
Other comprehensive income (loss), net:
Unrealized gain (loss) on AFS securities, net of tax effect of $(689), $4,671, $(9,894), and $(7,837), respectively	1,116	(7,415)	15,947	16,316
Unrealized gain (loss) on SERP, net of tax effect of $(71), $(4), $(93), and $(10)	114	6	150	18
Unrealized gain (loss) on junior subordinated debt, net of tax effect of $(394), $1,779, $1,649, and $895	641	(2,825)	(2,677)	(1,491)
Realized (gain) loss on sale of AFS securities included in income, net of tax effect of $122, $0, $346 and $290, respectively	(197)	—	(561)	(711)
Net other comprehensive income (loss)	1,674	(10,234)	12,859	14,132
Comprehensive income	$84,532	$56,818	$249,045	$204,130
See accompanying Notes to Unaudited Consolidated Financial Statements.

WESTERN ALLIANCE BANCORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid in Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
	(in thousands)
Balance, December 31, 2015	103,087	$10	$1,323,473	$(16,879)	$22,260	$262,638	$1,591,502
Net income	—	—	—	—	—	189,998	189,998
Exercise of stock options	62	—	755	—	—	—	755
Restricted stock, performance stock units, and other grants	673	—	14,513	—	—	—	14,513
Restricted stock surrendered (1)	(301)	—	—	(9,331)	—	—	(9,331)
Issuance of common stock under ATM offering, net of offering costs	1,550	—	55,785	—	—		55,785
Other comprehensive income, net	—	—	—	—	14,132	—	14,132
Balance, September 30, 2016	105,071	$10	$1,394,526	$(26,210)	$36,392	$452,636	$1,857,354

Balance, December 31, 2016	105,071	$10	$1,400,140	$(26,362)	$(4,695)	$522,436	$1,891,529
Net income	—	—	—	—	—	236,186	236,186
Exercise of stock options	36	—	786	—	—	—	786
Restricted stock, performance stock unit, and other grants	653	—	17,909	—	—	—	17,909
Restricted stock surrendered (1)	(267)	—	—	(13,642)	—	—	(13,642)
Other comprehensive income, net	—	—	—	—	12,859	—	12,859
Balance, September 30, 2017	105,493	$10	$1,418,835	$(40,004)	$8,164	$758,622	$2,145,627

(1)	Share amounts represent Treasury Shares, see Note 1. Summary of Significant Accounting Policies for further discussion.
See accompanying Notes to Unaudited Consolidated Financial Statements.

WESTERN ALLIANCE BANCORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2017	2016
	(in thousands)
Cash flows from operating activities:
Net income	$236,186	$189,998
Adjustments to reconcile net income to cash provided by operating activities:
Provision for credit losses	12,250	7,000
Depreciation and amortization	9,956	9,272
Stock-based compensation	17,909	15,039
Excess tax benefit of stock-based compensation	(5,170)	(4,064)
Deferred income taxes	3,371	4,191
Amortization of net premiums for investment securities	14,926	9,659
Accretion of fair market value adjustments on loans acquired from business combinations	(20,994)	(22,278)
Accretion and amortization of fair market value adjustments on other assets and liabilities acquired from business combinations	1,898	2,323
Income from bank owned life insurance	(2,896)	(2,858)
(Gains) / Losses on:
Sales of investment securities	(907)	(1,001)
Sale of loans	117	(2,258)
Other assets acquired through foreclosure, net	(233)	304
Valuation adjustments of other repossessed assets, net	120	(127)
Sale of premises, equipment, and other assets, net	67	(268)
Changes in, net of acquisitions:
Other assets	11,696	20,498
Other liabilities	(7,213)	(10,948)
Net cash provided by operating activities	$271,083	$214,482
Cash flows from investing activities:
Investment securities - measured at fair value
Principal pay downs and maturities	$—	$256
Proceeds from sales	994	—
Investment securities - AFS
Purchases	(1,361,908)	(1,017,250)
Principal pay downs and maturities	370,231	323,426
Proceeds from sales	87,853	34,304
Investment securities - HTM
Purchases	(62,489)	(52,607)
Purchase of investment tax credits	(19,916)	(23,672)
(Purchase) sale of money market investments, net	(175)	(126)
Proceeds from bank owned life insurance	607	1,710
(Purchase) liquidation of restricted stock	(430)	(6,902)
Loan fundings and principal collections, net	(1,179,494)	(551,931)
Purchase of premises, equipment, and other assets, net	(7,644)	(9,324)
Proceeds from sale of other real estate owned and repossessed assets, net	20,748	6,034
Cash and cash equivalents (used) acquired in acquisitions, net	—	(1,272,187)
Net cash used in investing activities	$(2,151,623)	$(2,568,269)

	Nine Months Ended September 30,
	2017	2016
	(in thousands)
Cash flows from financing activities:
Net increase (decrease) in deposits	$2,354,920	$2,412,537
Proceeds from issuance of subordinated debt	—	169,268
Net (decrease) increase in borrowings	(95,661)	(143,784)
Proceeds from exercise of common stock options	786	755
Purchases of treasury stock	(13,642)	(9,331)
Proceeds from issuance of stock in offerings, net	—	55,785
Net cash provided by financing activities	$2,246,403	$2,485,230
Net increase (decrease) in cash and cash equivalents	365,863	131,443
Cash and cash equivalents at beginning of period	284,491	224,640
Cash and cash equivalents at end of period	$650,354	$356,083
Supplemental disclosure:
Cash paid (returned) during the period for:
Interest	$47,815	$35,056
Income taxes	79,522	46,863
Non-cash investing and financing activities during the period for:
Transfers to other assets acquired through foreclosure, net	1,812	11,888
Unfunded commitments originated	(47,217)	12,366
Changes in unrealized gain (loss) on AFS securities, net of tax	15,386	15,605
Changes in unrealized (loss) gain on junior subordinated debt, net of tax	(2,677)	(1,491)
Non-cash assets acquired in acquisition	—	1,284,557
Non-cash liabilities acquired in acquisition	—	12,559
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
Principles of consolidation
As of September 30, 2017, WAL has ten wholly-owned subsidiaries: WAB, LVSP, and eight unconsolidated subsidiaries used as business trusts in connection with the issuance of trust-preferred securities.
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
Reclassifications
Certain amounts reported in prior periods may have been reclassified in the Consolidated Financial Statements to conform to the current presentation. The reclassifications have no effect on net income or stockholders’ equity as previously reported.

Interim financial information
The accompanying Unaudited Consolidated Financial Statements as of and for the three and nine months ended September 30, 2017 and 2016 have been prepared in condensed format and, therefore, do not include all of the information and footnotes required by GAAP for complete financial statements. These statements have been prepared on a basis that is substantially consistent with the accounting principles applied to the Company's audited Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2016.

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
The Company’s intangible assets consist primarily of core deposit intangible assets that are amortized over periods ranging from 5 to 10 years. The Company considers the remaining useful lives of its core deposit intangible assets each reporting period, as required by ASC 350, Intangibles—Goodwill and Other, to determine whether events and circumstances warrant a revision to the remaining period of amortization. If the estimate of an intangible asset’s remaining useful life has changed, the remaining carrying amount of the intangible asset is amortized prospectively over the revised remaining useful life. The Company has not revised its estimates of the useful lives of its core deposit intangibles during the three and nine months ended September 30, 2017 and 2016.
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
Management uses its best judgment in estimating the fair value of the Company’s financial instruments; however, there are inherent limitations in any estimation technique. Therefore, for substantially all financial instruments, the fair value estimates presented herein are not necessarily indicative of the amounts the Company could have realized in a sales transaction at

September 30, 2017 and 2016. The estimated fair value amounts for September 30, 2017 and 2016 have been measured as of period-end, and have not been re-evaluated or updated for purposes of these Consolidated Financial Statements subsequent to those dates. As such, the estimated fair values of these financial instruments subsequent to the reporting date may be different than the amounts reported at period-end.
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
Recent accounting pronouncements
In May 2014, the FASB issued guidance within ASU 2014-09, Revenue from Contracts with Customers. The amendments in ASU 2014-09 to Topic 606, Revenue from Contracts with Customers, creates a common revenue standard and clarifies the principles for recognizing revenue that can be applied consistently across various transactions, industries, and capital markets. The amendments in the ASU clarify that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. As part of that principle, the entity should identify the contract(s) with the customer, identify the performance obligation(s) of the contract, determine the transaction price, allocate that transaction price to the performance obligation(s) of the contract, and then recognize revenue when or as the entity satisfies the performance obligation(s). In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers - Deferral of the Effective Date, which deferred the original effective date of ASU No. 2014-09 by one year. Accordingly, the amendments in ASU No. 2014-09 will be effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that annual reporting period. The amendments will be applied through the election of one of two retrospective methods. Substantially all of the Company's revenue is generated from interest income related to loans and investment securities, which are not within the scope of this guidance. The contracts that are within the scope of this guidance include service charges and fees on deposit accounts and warrant related income. The Company has completed its review of contracts and other agreements that are within the scope of this guidance and did not identify any material changes to the timing of revenue recognition. The Company will adopt the amendments beginning January 1, 2018 through use of the modified retrospective transition method and expects to expand its qualitative and quantitative disclosures of revenue recognition upon adoption.

In January 2016, the FASB issued guidance within ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities. The amendments in ASU 2016-01 to Subtopic 825-10, Financial Instruments, contain the following elements: 1) requires equity investments to be measured at fair value with changes in fair value recognized in net income; 2) simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment; 3) eliminates the requirement for public entities to disclose the methods and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet; 4) requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; 5) requires an entity to present separately in OCI the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments; 6) requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or accompanying notes to the financial statements; 7) clarifies that the entity should evaluate the need for a valuation allowance on a deferred tax asset related to AFS securities in combination with the entity's other deferred tax assets. The amendments are effective for fiscal years beginning after December 15, 2017, and for interim periods within those fiscal years. Except for the early application of the amendment noted in item 5) above, which the Company elected to early adopt effective January 1, 2015 as discussed in the Company's Annual Report on Form 10-K for the year ended December 31, 2015, early adoption of the amendments in this Update is not permitted. As discussed in item 1) above, changes in the fair value of the Company's equity investments, which consist of preferred stock of $96.1 million at September 30, 2017, will be recognized in net income, rather than in AOCI. As a result, there may be greater volatility in earnings each reporting period related to fair value changes. However, as preferred stock is less than 3% of the Company's total AFS portfolio, the adoption of this amendment and the other amendments in this guidance are not expected to have a material impact on the Company's Consolidated Financial Statements.
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
In June 2016, the FASB issued guidance within ASU 2016-13, Measurement of Credit Losses on Financial Instruments. The amendments in ASU 2016-13 to Topic 326, Financial Instruments - Credit Losses, require that an organization measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. The ASU also requires enhanced disclosures, including qualitative and quantitative disclosures that provide additional information about the amounts recorded in the financial statements. Additionally, the ASU amends the accounting for credit losses on AFS debt securities and purchased financial assets with credit deterioration. The amendments in this Update are effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Early adoption is permitted for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Management has formed a Steering Committee and established an implementation team made up of subject matter experts across different functions within the Company, including Finance, Risk, Credit, and IT, that will facilitate all phases of planning and implementation of the new guidance. The team is working with certain external consultants and is in the final stages of completing its gap assessment. The team has also evaluated numerous modeling packages and has made preliminary decisions on various model approaches. Further, the team is also in the process of evaluating its control framework to identify risks resulting from new processes, judgments, and data.
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
In August 2017, the FASB issued guidance within ASU 2017-12, Targeted Improvements to Accounting for Hedging Activities. The amendments in ASU 2017-12 to Topic 815, Derivatives and Hedging, is intended to more closely align hedge accounting with companies' risk management strategies, simplify the application of hedge accounting, and increase transparency as to the scope and results of hedging programs. The guidance also amends the presentation and disclosure requirements and changes how companies assess effectiveness. Under the new guidance, public companies will have until the end of the first quarter in which a hedge is designated to perform an initial assessment of a hedge's effectiveness. After initial qualification, the new guidance permits a qualitative effectiveness assessment for certain hedges instead of a quantitative test if the company can reasonably support an expectation of high effectiveness throughout the term of the hedge. Additional disclosures include cumulative basis adjustments for fair value hedges and the effect of hedging on individual income statement line items. The amendments in this Update are effective for fiscal years beginning after December 15, 2018, and interim period within those fiscal years. Early adoption is permitted in any interim period after issuance of the Update. Management is in the process of evaluating the effects that the standard is expected to have on the Company's Consolidated Financial Statements and related disclosures.
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

2. INVESTMENT SECURITIES
The carrying amounts and fair values of investment securities at September 30, 2017 and December 31, 2016 are summarized as follows:

	September 30, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
	(in thousands)
Held-to-maturity
Tax-exempt	$154,920	$5,791	$(129)	$160,582

Available-for-sale
CDO	$50	$15,503	$—	$15,553
Commercial MBS issued by GSEs	116,910	55	(3,171)	113,794
Corporate debt securities	105,047	404	(1,437)	104,014
CRA investments	50,997	—	(349)	50,648
Preferred stock	91,926	4,174	—	96,100
Private label residential MBS	800,171	2,090	(4,646)	797,615
Residential MBS issued by GSEs	1,831,411	3,484	(15,889)	1,819,006
Tax-exempt	456,762	10,796	(4,785)	462,773
Trust preferred securities	32,000	—	(2,792)	29,208
U.S. government sponsored agency securities	64,000	—	(2,364)	61,636
U.S. treasury securities	2,496	3	(2)	2,497
Total AFS securities	$3,551,770	$36,509	$(35,435)	$3,552,844

	December 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
	(in thousands)
Held-to-maturity
Tax-exempt	$92,079	$433	$(546)	$91,966

Available-for-sale
CDO	$50	$13,440	$—	$13,490
Commercial MBS issued by GSEs	121,742	—	(3,950)	117,792
Corporate debt securities	65,058	371	(1,285)	64,144
CRA investments	37,627	—	(514)	37,113
Preferred stock	96,071	833	(2,242)	94,662
Private label residential MBS	440,272	182	(6,769)	433,685
Residential MBS issued by GSEs	1,369,289	3,046	(17,130)	1,355,205
Tax-exempt	409,693	8,477	(9,937)	408,233
Trust preferred securities	32,000	—	(5,468)	26,532
U.S. government sponsored agency securities	59,000	—	(2,978)	56,022
U.S. treasury securities	2,496	6	—	2,502
Total AFS securities	$2,633,298	$26,355	$(50,273)	$2,609,380

Securities measured at fair value
Residential MBS issued by GSEs				$1,053
During the nine months ended September 30, 2017, the Company sold all of its investment securities measured at fair value. No significant gain or loss was recognized upon sale of these securities. For additional information on the fair value changes of securities measured at fair value, see the trading securities table in "Note 13. Fair Value Accounting" of these Notes to Unaudited Consolidated Financial Statements.

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
The Company has reviewed securities for which there is an unrealized loss in accordance with its accounting policy for OTTI described above and determined that there are no impairment charges for the three and nine months ended September 30, 2017 and 2016. The Company does not consider any securities to be other-than-temporarily impaired as of September 30, 2017 and December 31, 2016. No assurance can be made that OTTI will not occur in future periods.
Information pertaining to securities with gross unrealized losses at September 30, 2017 and December 31, 2016, aggregated by investment category and length of time that individual securities have been in a continuous loss position follows:

	September 30, 2017
	Less Than Twelve Months		More Than Twelve Months		Total
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(in thousands)
Held-to-maturity
Tax-exempt	$129	$9,471	$—	$—	$129	$9,471
Available-for-sale
Commercial MBS issued by GSEs	$796	$35,545	$2,375	$76,349	$3,171	$111,894
Corporate debt securities	1,437	78,563	—	—	1,437	78,563
CRA investments	349	50,648	—	—	349	50,648
Private label residential MBS	2,295	327,580	2,351	134,429	4,646	462,009
Residential MBS issued by GSEs	11,994	1,005,130	3,895	184,589	15,889	1,189,719
Tax-exempt	1,121	120,904	3,664	68,248	4,785	189,152
Trust preferred securities	—	—	2,792	29,208	2,792	29,208
U.S. government sponsored agency securities	1,624	42,376	740	14,260	2,364	56,636
U.S. treasury securities	2	1,502	—	—	2	1,502
Total AFS securities	$19,618	$1,662,248	$15,817	$507,083	$35,435	$2,169,331

	December 31, 2016
	Less Than Twelve Months		More Than Twelve Months		Total
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(in thousands)
Held-to-maturity
Tax-exempt	$546	$30,364	$—	$—	$546	$30,364
Available-for-sale
Commercial MBS issued by GSEs	$3,950	$117,792	$—	$—	$3,950	$117,792
Corporate debt securities	1,285	38,716	—	—	1,285	38,716
CRA investments	514	37,113	—	—	514	37,113
Preferred stock	2,188	63,151	54	1,471	2,242	64,622
Private label residential MBS	6,170	377,638	599	16,969	6,769	394,607
Residential MBS issued by GSEs	16,990	950,480	140	5,326	17,130	955,806
Tax-exempt	9,937	148,780	—	—	9,937	148,780
Trust preferred securities	—	—	5,468	26,532	5,468	26,532
U.S. government sponsored agency securities	2,978	56,022	—	—	2,978	56,022
Total AFS securities	$44,012	$1,789,692	$6,261	$50,298	$50,273	$1,839,990
At September 30, 2017 and December 31, 2016, the Company’s unrealized losses relate primarily to market interest rate increases since the securities' original purchase date. The total number of securities in an unrealized loss position at September 30, 2017 is 248, compared to 244 at December 31, 2016. In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and industry analysis reports. Since material downgrades have not occurred and management does not intend to sell the debt securities in an unrealized loss position in the foreseeable future, none of the securities described in the above table or in this paragraph are deemed to be OTTI.
The trust preferred securities have yields based on floating rate LIBOR, which are highly correlated to the federal funds rate. The low rate environment has had a negative effect on the market value of these securities, however, as the federal funds rate has increased since December 31, 2016, the unrealized losses on these securities have decreased.
The amortized cost and fair value of securities as of September 30, 2017, by contractual maturities, are shown below. MBS are shown separately as individual MBS are comprised of pools of loans with varying maturities. Therefore, these securities are listed separately in the maturity summary.

	September 30, 2017
	Amortized Cost	Estimated Fair Value
	(in thousands)
Held-to-maturity
After one year through five years	$100	$101
After five years through ten years	15,116	15,503
After ten years	139,704	144,978
Total HTM securities	$154,920	$160,582

Available-for-sale
Due in one year or less	$50,997	$50,648
After one year through five years	74,409	77,268
After five years through ten years	289,847	292,086
After ten years	388,025	402,427
Mortgage-backed securities	2,748,492	2,730,415
Total AFS securities	$3,551,770	$3,552,844

The following tables summarize the carrying amount of the Company’s investment ratings position as of September 30, 2017 and December 31, 2016:

	September 30, 2017
	AAA	Split-rated AAA/AA+	AA+ to AA-	A+ to A-	BBB+ to BBB-	BB+ and below	Unrated	Totals
	(in thousands)
Held-to-maturity
Tax-exempt	$—	$—	$—	$—	$—	$—	$154,920	$154,920

Available-for-sale
CDO	$—	$—	$—	$—	$—	$15,553	$—	$15,553
Commercial MBS issued by GSEs	—	113,794	—	—	—	—	—	113,794
Corporate debt securities	—	—	—	74,819	29,195	—	—	104,014
CRA investments	—	25,381	—	—	—	—	25,267	50,648
Preferred stock	—	—	—	10,575	66,193	4,315	15,017	96,100
Private label residential MBS	736,937	—	56,171	1,509	1,025	1,973	—	797,615
Residential MBS issued by GSEs	—	1,819,006	—	—	—	—	—	1,819,006
Tax-exempt	63,991	25,264	224,235	147,407	—	—	1,876	462,773
Trust preferred securities	—	—	—	—	29,208	—	—	29,208
U.S. government sponsored agency securities	—	61,636	—	—	—	—	—	61,636
U.S. treasury securities	—	2,497	—	—	—	—	—	2,497
Total AFS securities (1)	$800,928	$2,047,578	$280,406	$234,310	$125,621	$21,841	$42,160	$3,552,844

(1)	Where ratings differ, the Company uses an average of the available ratings by S&P, Moody’s, and/or Fitch.

	December 31, 2016
	AAA	Split-rated AAA/AA+	AA+ to AA-	A+ to A-	BBB+ to BBB-	BB+ and below	Unrated	Totals
	(in thousands)
Held-to-maturity
Tax-exempt	$—	$—	$—	$—	$—	$—	$92,079	$92,079
Available-for-sale
CDO	$—	$—	$—	$—	$—	$13,490	$—	$13,490
Commercial MBS issued by GSEs	—	117,792	—	—	—	—	—	117,792
Corporate debt securities	—	—	5,429	38,715	20,000	—	—	64,144
CRA investments	—	—	—	—	—	—	37,113	37,113
Preferred stock	—	—	—	—	64,486	14,658	15,518	94,662
Private label residential MBS	399,013	—	29,921	2,117	2,634	—	—	433,685
Residential MBS issued by GSEs	—	1,355,205	—	—	—	—	—	1,355,205
Tax-exempt	80,862	—	268,249	59,122	—	—	—	408,233
Trust preferred securities	—	—	—	—	26,532	—	—	26,532
U.S. government sponsored agency securities	—	56,022	—	—	—	—	—	56,022
U.S. treasury securities	—	2,502	—	—	—	—	—	2,502
Total AFS securities (1)	$479,875	$1,531,521	$303,599	$99,954	$113,652	$28,148	$52,631	$2,609,380

Securities measured at fair value
Residential MBS issued by GSEs	$—	$1,053	$—	$—	$—	$—	$—	$1,053

(1)	Where ratings differ, the Company uses an average of the available ratings by S&P, Moody’s, and/or Fitch.
Securities with carrying amounts of approximately $975.1 million and $763.0 million at September 30, 2017 and December 31, 2016, respectively, were pledged for various purposes as required or permitted by law.

The following table presents gross gains and losses on sales of investment securities:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(in thousands)
Gross gains	$468	$—	$1,181	$2,057
Gross losses	(149)	—	(274)	(1,056)
Net gains (losses) on sales of investment securities	$319	$—	$907	$1,001
3. LOANS, LEASES AND ALLOWANCE FOR CREDIT LOSSES
The composition of the Company’s held for investment loan portfolio is as follows:

	September 30, 2017	December 31, 2016
	(in thousands)
Commercial and industrial	$6,661,152	$5,755,021
Commercial real estate - non-owner occupied	3,628,415	3,543,956
Commercial real estate - owner occupied	2,042,262	2,013,276
Construction and land development	1,671,552	1,478,114
Residential real estate	376,716	259,432
Commercial leases	74,850	100,765
Consumer	50,742	38,963
Loans, net	14,505,689	13,189,527
Allowance for credit losses	(136,421)	(124,704)
Total loans HFI	$14,369,268	$13,064,823
Net deferred loan fees and costs as of September 30, 2017 and December 31, 2016 total $21.6 million and $22.3 million, respectively, which is a reduction in the carrying value of loans. Net unamortized purchase discounts on secondary market loan purchases total $8.4 million and $5.2 million as of September 30, 2017 and December 31, 2016, respectively. Total loans held for investment are also net of interest rate and credit marks on acquired loans, which are a net reduction in the carrying value of loans. Interest rate marks were $17.0 million and $22.2 million as of September 30, 2017 and December 31, 2016, respectively. Credit marks were $32.8 million and $47.3 million as of September 30, 2017 and December 31, 2016, respectively.
As of September 30, 2017 and December 31, 2016, the Company has $16.3 million and $18.9 million of HFS loans, respectively.
The following table presents the contractual aging of the recorded investment in past due loans held for investment by class of loans:

	September 30, 2017
	Current	30-59 Days Past Due	60-89 Days Past Due	Over 90 Days Past Due	Total Past Due	Total
	(in thousands)
Commercial real estate
Owner occupied	$2,039,314	$1,687	$—	$1,261	$2,948	$2,042,262
Non-owner occupied	3,431,099	—	—	585	585	3,431,684
Multi-family	196,731	—	—	—	—	196,731
Commercial and industrial
Commercial	6,657,204	1,066	162	2,720	3,948	6,661,152
Leases	74,850	—	—	—	—	74,850
Construction and land development
Construction	1,136,205	2,230	—	—	2,230	1,138,435
Land	533,117	—	—	—	—	533,117
Residential real estate	370,733	—	—	5,983	5,983	376,716
Consumer	50,553	7	27	155	189	50,742
Total loans	$14,489,806	$4,990	$189	$10,704	$15,883	$14,505,689

	December 31, 2016
	Current	30-59 Days Past Due	60-89 Days Past Due	Over 90 Days Past Due	Total Past Due	Total
	(in thousands)
Commercial real estate
Owner occupied	$2,009,728	$71	$—	$3,477	$3,548	$2,013,276
Non-owner occupied	3,339,121	672	2	—	674	3,339,795
Multi-family	204,161	—	—	—	—	204,161
Commercial and industrial
Commercial	5,747,368	549	584	6,520	7,653	5,755,021
Leases	100,761	—	—	4	4	100,765
Construction and land development
Construction	973,242	—	—	—	—	973,242
Land	503,588	—	—	1,284	1,284	504,872
Residential real estate	249,726	4,333	281	5,092	9,706	259,432
Consumer	38,765	26	2	170	198	38,963
Total loans	$13,166,460	$5,651	$869	$16,547	$23,067	$13,189,527
The following table presents the recorded investment in non-accrual loans and loans past due ninety days or more and still accruing interest by class of loans:

	September 30, 2017				December 31, 2016
	Non-accrual loans			Loans past due 90 days or more and still accruing	Non-accrual loans			Loans past due 90 days or more and still accruing
	Current	Past Due/ Delinquent	Total Non-accrual		Current	Past Due/ Delinquent	Total Non-accrual
	(in thousands)
Commercial real estate
Owner occupied	$5,102	$1,261	$6,363	$—	$5,084	$3,264	$8,348	$285
Non-owner occupied	—	—	—	—	8,317	1	8,318	—
Multi-family	—	—	—	—	—	—	—	—
Commercial and industrial
Commercial	38,875	2,677	41,552	44	10,893	6,043	16,936	775
Leases	15	—	15	—	28	3	31	—
Construction and land development
Construction	—	—	—	—	—	—	—	—
Land	887	—	887	—	—	1,284	1,284	—
Residential real estate	39	5,983	6,022	—	99	5,093	5,192	—
Consumer	—	155	155	—	—	163	163	7
Total	$44,918	$10,076	$54,994	$44	$24,421	$15,851	$40,272	$1,067
The reduction in interest income associated with loans on non-accrual status was approximately $0.7 million and $0.6 million for the three months ended September 30, 2017 and 2016, respectively, and $1.8 million and $1.5 million for the nine months ended September 30, 2017 and 2016, respectively.
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

The following tables present gross loans by risk rating:

	September 30, 2017
	Pass	Special Mention	Substandard	Doubtful	Loss	Total
	(in thousands)
Commercial real estate
Owner occupied	$1,951,070	$40,730	$48,847	$1,615	$—	$2,042,262
Non-owner occupied	3,372,861	42,619	16,204	—	—	3,431,684
Multi-family	196,731	—	—	—	—	196,731
Commercial and industrial
Commercial	6,474,756	100,449	62,585	23,362	—	6,661,152
Leases	73,128	—	1,722	—	—	74,850
Construction and land development
Construction	1,116,667	9,496	12,272	—	—	1,138,435
Land	526,473	4,637	2,007	—	—	533,117
Residential real estate	368,722	1,350	6,644	—	—	376,716
Consumer	50,505	80	157	—	—	50,742
Total	$14,130,913	$199,361	$150,438	$24,977	$—	$14,505,689

	September 30, 2017
	Pass	Special Mention	Substandard	Doubtful	Loss	Total
	(in thousands)
Current (up to 29 days past due)	$14,129,815	$197,067	$137,947	$24,977	$—	$14,489,806
Past due 30 - 59 days	946	2,257	1,787	—	—	4,990
Past due 60 - 89 days	152	37	—	—	—	189
Past due 90 days or more	—	—	10,704	—	—	10,704
Total	$14,130,913	$199,361	$150,438	$24,977	$—	$14,505,689

Included in the $25.0 million balance of loans rated Doubtful as of September 30, 2017, is one loan with a net balance of $23.4 million that was sold subsequent to quarter-end. For additional information related to the loan sale, see page 35 of these Notes to Unaudited Consolidated Financial Statements.

	December 31, 2016
	Pass	Special Mention	Substandard	Doubtful	Loss	Total
	(in thousands)
Commercial real estate
Owner occupied	$1,935,322	$53,634	$22,090	$2,230	$—	$2,013,276
Non-owner occupied	3,278,090	22,972	38,733	—	—	3,339,795
Multi-family	203,964	197	—	—	—	204,161
Commercial and industrial
Commercial	5,621,448	70,011	58,562	5,000	—	5,755,021
Leases	100,737	—	28	—	—	100,765
Construction and land development
Construction	961,290	—	11,952	—	—	973,242
Land	501,569	337	2,966	—	—	504,872
Residential real estate	252,304	929	6,199	—	—	259,432
Consumer	38,698	64	201	—	—	38,963
Total	$12,893,422	$148,144	$140,731	$7,230	$—	$13,189,527

	December 31, 2016
	Pass	Special Mention	Substandard	Doubtful	Loss	Total
	(in thousands)
Current (up to 29 days past due)	$12,887,308	$147,838	$124,084	$7,230	$—	$13,166,460
Past due 30 - 59 days	5,433	96	122	—	—	5,651
Past due 60 - 89 days	410	210	249	—	—	869
Past due 90 days or more	271	—	16,276	—	—	16,547
Total	$12,893,422	$148,144	$140,731	$7,230	$—	$13,189,527
The table below reflects the recorded investment in loans classified as impaired:

	September 30, 2017	December 31, 2016
	(in thousands)
Impaired loans with a specific valuation allowance under ASC 310 (1)	$8,773	$10,909
Impaired loans without a specific valuation allowance under ASC 310 (2)	112,583	88,300
Total impaired loans	$121,356	$99,209
Valuation allowance related to impaired loans (3)	$(4,394)	$(4,239)

(1)	Includes TDR loans of $2.1 million and $2.5 million at September 30, 2017 and December 31, 2016, respectively.

(2)	Includes TDR loans of $47.8 million and $58.3 million at September 30, 2017 and December 31, 2016, respectively.

(3)	Includes valuation allowance related to TDR loans of $1.3 million and $0.6 million at September 30, 2017 and December 31, 2016, respectively.
The following table presents impaired loans by class:

	September 30, 2017	December 31, 2016
	(in thousands)
Commercial real estate
Owner occupied	$16,937	$20,748
Non-owner occupied	19,010	25,524
Multi-family	—	—
Commercial and industrial
Commercial	57,581	21,107
Leases	336	355
Construction and land development
Construction	—	—
Land	11,503	14,838
Residential real estate	15,794	16,391
Consumer	195	246
Total	$121,356	$99,209
A valuation allowance is established for an impaired loan when the fair value of the loan is less than the recorded investment. In certain cases, portions of impaired loans are charged-off to realizable value instead of establishing a valuation allowance and are included, when applicable, in the table above as “Impaired loans without a specific valuation allowance under ASC 310.” However, before concluding that an impaired loan needs no associated valuation allowance, an assessment is made to consider all available and relevant information for the method used to evaluate impairment and the type of loan being assessed. The valuation allowance disclosed above is included in the allowance for credit losses reported in the Consolidated Balance Sheets as of September 30, 2017 and December 31, 2016.

The following table presents the average investment in impaired loans and income recognized on impaired loans:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(in thousands)
Average investment in impaired loans	$108,033	$106,357	$106,456	$112,901
Interest income recognized on impaired loans	1,040	959	3,075	3,122
Interest recognized on non-accrual loans, cash basis	694	245	1,372	642
The following table presents the average investment in impaired loans by loan class:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(in thousands)
Commercial real estate
Owner occupied	$17,779	$17,155	$20,136	$19,323
Non-owner occupied	20,789	29,978	22,446	31,635
Multi-family	—	—	—	—
Commercial and industrial
Commercial	39,736	25,662	33,009	27,221
Leases	338	331	349	904
Construction and land development
Construction	—	—	—	—
Land	12,503	16,699	13,297	17,632
Residential real estate	16,692	16,272	17,011	15,890
Consumer	196	260	208	296
Total	$108,033	$106,357	$106,456	$112,901
The average investment in TDR loans was $52.0 million and $63.9 million for the three months ended September 30, 2017 and 2016, respectively, and $56.6 million and $71.4 million for the nine months ended September 30, 2017 and 2016, respectively.
The following table presents interest income on impaired loans by class:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(in thousands)
Commercial real estate
Owner occupied	$166	$211	$530	$753
Non-owner occupied	279	285	798	936
Multi-family	—	—	—	—
Commercial and industrial
Commercial	303	90	777	319
Leases	4	4	11	40
Construction and land development
Construction	—	—	—	—
Land	163	240	551	686
Residential real estate	124	128	406	384
Consumer	1	1	2	4
Total	$1,040	$959	$3,075	$3,122
The Company is not committed to lend significant additional funds on these impaired loans.

The following table summarizes nonperforming assets:

	September 30, 2017	December 31, 2016
	(in thousands)
Non-accrual loans (1)	$54,994	$40,272
Loans past due 90 days or more on accrual status (2)	44	1,067
Accruing troubled debt restructured loans	40,922	53,637
Total nonperforming loans	95,960	94,976
Other assets acquired through foreclosure, net	28,992	47,815
Total nonperforming assets	$124,952	$142,791

(1)	Includes non-accrual TDR loans of $8.9 million and $7.1 million at September 30, 2017 and December 31, 2016, respectively.

(2)	Includes less than $0.1 million from loans acquired with deteriorated credit quality at each of the periods ended September 30, 2017 and December 31, 2016.
Loans Acquired with Deteriorated Credit Quality
Changes in the accretable yield for loans acquired with deteriorated credit quality are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(in thousands)
Balance, at beginning of period	$14,247	$15,863	$15,177	$15,925
Additions due to acquisition	—	—	—	4,301
Reclassifications from non-accretable to accretable yield (1)	—	119	2,086	119
Accretion to interest income	(690)	(901)	(2,374)	(2,570)
Reversal of fair value adjustments upon disposition of loans	(2,199)	(578)	(3,531)	(3,272)
Balance, at end of period	$11,358	$14,503	$11,358	$14,503

(1)	The primary drivers of reclassification from non-accretable to accretable yield resulted from changes in estimated cash flows.

Allowance for Credit Losses
The following table summarizes the changes in the allowance for credit losses by portfolio type:

	Three Months Ended September 30,
	Construction and Land Development	Commercial Real Estate	Residential Real Estate	Commercial and Industrial	Consumer	Total
	(in thousands)
2017
Beginning Balance	$20,852	$28,593	$4,838	$76,734	$794	$131,811
Charge-offs	—	175	—	2,921	61	3,157
Recoveries	(226)	(1,781)	(108)	(619)	(33)	(2,767)
Provision	(619)	(1,474)	(141)	7,192	42	5,000
Ending Balance	$20,459	$28,725	$4,805	$81,624	$808	$136,421
2016
Beginning Balance	$21,386	$24,867	$4,546	$70,547	$758	$122,104
Charge-offs	—	72	79	2,558	—	2,709
Recoveries	(302)	(521)	(179)	(466)	(21)	(1,489)
Provision	(347)	(450)	(513)	3,406	(96)	2,000
Ending Balance	$21,341	$24,866	$4,133	$71,861	$683	$122,884

	Nine Months Ended September 30,
	Construction and Land Development	Commercial Real Estate	Residential Real Estate	Commercial and Industrial	Consumer	Total
	(in thousands)
2017
Beginning Balance	$21,175	$25,673	$3,851	$73,333	$672	$124,704
Charge-offs	—	1,994	447	6,166	103	8,710
Recoveries	(1,011)	(2,719)	(1,659)	(2,705)	(83)	(8,177)
Provision	(1,727)	2,327	(258)	11,752	156	12,250
Ending Balance	$20,459	$28,725	$4,805	$81,624	$808	$136,421
2016
Beginning Balance	$18,976	$23,160	$5,278	$71,181	$473	$119,068
Charge-offs	—	726	105	11,210	120	12,161
Recoveries	(455)	(4,956)	(589)	(2,846)	(131)	(8,977)
Provision	1,910	(2,524)	(1,629)	9,044	199	7,000
Ending Balance	$21,341	$24,866	$4,133	$71,861	$683	$122,884

The following table presents impairment method information related to loans and allowance for credit losses by loan portfolio segment:

	Commercial Real Estate-Owner Occupied	Commercial Real Estate-Non-Owner Occupied	Commercial and Industrial	Residential Real Estate	Construction and Land Development	Commercial Leases	Consumer	Total Loans
	(in thousands)
Loans as of September 30, 2017:
Recorded Investment:
Impaired loans with an allowance recorded	$—	$—	$8,773	$—	$—	$—	$—	$8,773
Impaired loans with no allowance recorded	16,936	19,010	48,807	15,794	11,503	336	197	112,583
Total loans individually evaluated for impairment	16,936	19,010	57,580	15,794	11,503	336	197	121,356
Loans collectively evaluated for impairment	2,014,282	3,496,683	6,603,572	360,315	1,660,049	74,514	50,545	14,259,960
Loans acquired with deteriorated credit quality	11,044	112,722	—	607	—	—	—	124,373
Total recorded investment	$2,042,262	$3,628,415	$6,661,152	$376,716	$1,671,552	$74,850	$50,742	$14,505,689
Unpaid Principal Balance
Impaired loans with an allowance recorded	$—	$—	$8,977	$—	$—	$—	$—	$8,977
Impaired loans with no allowance recorded	23,966	27,418	80,622	25,017	28,369	1,539	10,813	197,744
Total loans individually evaluated for impairment	23,966	27,418	89,599	25,017	28,369	1,539	10,813	206,721
Loans collectively evaluated for impairment	2,014,282	3,496,683	6,603,572	360,315	1,660,049	74,514	50,545	14,259,960
Loans acquired with deteriorated credit quality	14,378	139,473	4,812	725	—	—	—	159,388
Total unpaid principal balance	$2,052,626	$3,663,574	$6,697,983	$386,057	$1,688,418	$76,053	$61,358	$14,626,069
Related Allowance for Credit Losses
Impaired loans with an allowance recorded	$—	$—	$4,394	$—	$—	$—	$—	$4,394
Impaired loans with no allowance recorded	—	—	—	—	—	—	—	—
Total loans individually evaluated for impairment	—	—	4,394	—	—	—	—	4,394
Loans collectively evaluated for impairment	12,865	14,172	77,228	4,805	20,459	—	808	130,337
Loans acquired with deteriorated credit quality	—	1,688	2	—	—	—	—	1,690
Total allowance for credit losses	$12,865	$15,860	$81,624	$4,805	$20,459	$—	$808	$136,421

	Commercial Real Estate-Owner Occupied	Commercial Real Estate-Non-Owner Occupied	Commercial and Industrial	Residential Real Estate	Construction and Land Development	Commercial Leases	Consumer	Total Loans
	(in thousands)
Loans as of December 31, 2016:
Recorded Investment:
Impaired loans with an allowance recorded	$3,125	$—	$7,766	$—	$—	$—	$18	$10,909
Impaired loans with no allowance recorded	17,624	25,524	13,340	16,391	14,838	355	228	88,300
Total loans individually evaluated for impairment	20,749	25,524	21,106	16,391	14,838	355	246	99,209
Loans collectively evaluated for impairment	1,981,176	3,383,585	5,733,915	242,409	1,443,952	100,410	38,717	12,924,164
Loans acquired with deteriorated credit quality	11,351	134,847	—	632	19,324	—	—	166,154
Total recorded investment	$2,013,276	$3,543,956	$5,755,021	$259,432	$1,478,114	$100,765	$38,963	$13,189,527
Unpaid Principal Balance
Impaired loans with an allowance recorded	$3,125	$—	$8,019	$—	$—	$—	$18	$11,162
Impaired loans with no allowance recorded	26,336	33,632	43,176	26,225	33,487	507	1,358	164,721
Total loans individually evaluated for impairment	29,461	33,632	51,195	26,225	33,487	507	1,376	175,883
Loans collectively evaluated for impairment	1,981,176	3,383,585	5,733,915	242,409	1,443,952	100,410	38,717	12,924,164
Loans acquired with deteriorated credit quality	14,878	165,275	925	738	19,858	—	—	201,674
Total unpaid principal balance	$2,025,515	$3,582,492	$5,786,035	$269,372	$1,497,297	$100,917	$40,093	$13,301,721
Related Allowance for Credit Losses
Impaired loans with an allowance recorded	$937	$—	$3,301	$—	$—	$—	$1	$4,239
Impaired loans with no allowance recorded	—	—	—	—	—	—	—	—
Total loans individually evaluated for impairment	937	—	3,301	—	—	—	1	4,239
Loans collectively evaluated for impairment	11,403	12,646	69,673	3,851	20,398	—	671	118,642
Loans acquired with deteriorated credit quality	—	687	359	—	777	—	—	1,823
Total allowance for credit losses	$12,340	$13,333	$73,333	$3,851	$21,175	$—	$672	$124,704

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
During the three months ended September 30, 2017, the Company had two new TDR loans with a recorded investment of $1.9 million. During the nine months ended September 30, 2017, the Company had three new TDR loan with a recorded investment of $6.8 million. No principal amounts were forgiven and there were no waived fees or other expenses resulting from the TDR. The Company did not have any new TDR loans during the three and nine months ended September 30, 2016.
During the three months ended September 30, 2017, there was one CRE, owner occupied TDR loan with a net recorded investment of $0.1 million for which there was a payment default. During the nine months ended September 30, 2017, there were three TDR loans with a net recorded investment of $0.5 million for which there was a payment default. During the three months ended September 30, 2016, there were no TDR loans for which there was a payment default. During the nine months ended September 30, 2016, there were two TDR loans with a net recorded investment of $5.7 million for which there was a payment default.
A TDR loan is deemed to have a payment default when it becomes past due 90 days, goes on non-accrual, or is restructured again. Payment defaults, along with other qualitative indicators, are considered by management in the determination of the allowance for credit losses.
At September 30, 2017 and December 31, 2016 there were no loan commitments outstanding on TDR loans.
Loan Purchases and Sales
For the three months ended September 30, 2017 and 2016, secondary market loan purchases totaled $216.8 million and $163.7 million, respectively. For the nine months ended September 30, 2017 and 2016, secondary market loan purchases totaled $666.8 million and $262.0 million, respectively. For 2017, these purchased loans consisted of $520.4 million of commercial and industrial loans and $146.4 million of residential real estate loans. For 2016, these purchased loans consisted of commercial and industrial loans.
During the three months ended September 30, 2017, the Company sold commercial and industrial loans with a carrying value of $41.3 million and did not recognize a significant net gain or loss on the sales. During the nine months ended September 30, 2017, the Company sold loans, which consisted primarily of commercial and industrial loans, with a carrying value of $50.5 million and recognized a net loss of $0.1 million. During the nine months ended September 30, 2016, the Company sold loans, which consisted primarily of CRE and commercial and industrial loans, with a carrying value of $37.1 million and recognized a net gain of $2.1 million.
During the three months ended September 30, 2017, the Company recognized a charge-off of $1.4 million related to one non-accrual loan with a net balance of $23.4 million at quarter-end, which is also included in the $25.0 million balance of loans rated Doubtful as of September 30, 2017, as shown in the risk rating tables on page 28. Subsequent to September 30, 2017, the Company sold this loan and did not incur an additional loss on the sale.

4. OTHER ASSETS ACQUIRED THROUGH FORECLOSURE
The following table represents the changes in other assets acquired through foreclosure:

	Three Months Ended September 30, 2017
	Gross Balance	Valuation Allowance	Net Balance
	(in thousands)
Balance, beginning of period	$35,037	$(4,049)	$30,988
Transfers to other assets acquired through foreclosure, net	430	—	430
Proceeds from sale of other real estate owned and repossessed assets, net	(2,491)	330	(2,161)
Valuation adjustments, net	—	(343)	(343)
Gains (losses), net (1)	78	—	78
Balance, end of period	$33,054	$(4,062)	$28,992

	Three Months Ended September 30, 2016
Balance, beginning of period	$56,467	$(6,623)	$49,844
Transfers to other assets acquired through foreclosure, net	1,162	—	1,162
Proceeds from sale of other real estate owned and repossessed assets, net	(1,260)	32	(1,228)
Valuation adjustments, net	—	(184)	(184)
Gains (losses), net (1)	25	—	25
Balance, end of period	$56,394	$(6,775)	$49,619

	Nine Months Ended September 30, 2017
	Gross Balance	Valuation Allowance	Net Balance
	(in thousands)
Balance, beginning of period	$54,138	$(6,323)	$47,815
Transfers to other assets acquired through foreclosure, net	1,812	—	1,812
Proceeds from sale of other real estate owned and repossessed assets, net	(23,129)	2,381	(20,748)
Valuation adjustments, net	—	(120)	(120)
(Losses) gains, net (1)	233	—	233
Balance, end of period	$33,054	$(4,062)	$28,992

	Nine Months Ended September 30, 2016
Balance, beginning of period	$52,984	$(9,042)	$43,942
Transfers to other assets acquired through foreclosure, net	11,888	—	11,888
Proceeds from sale of other real estate owned and repossessed assets, net	(8,174)	2,140	(6,034)
Valuation adjustments, net	—	127	127
(Losses) gains, net (1)	(304)	—	(304)
Balance, end of period	$56,394	$(6,775)	$49,619

(1)
There were zero net gains related to initial transfers to other assets during the three months ended September 30, 2017 and 2016 and $0.1 million and zero net gains related to initial transfers to other assets during the nine months ended September 30, 2017 and 2016, respectively.

At September 30, 2017 and 2016, the majority of the Company’s repossessed assets consisted of properties located in Nevada. The Company held 20 properties at September 30, 2017, compared to 31 at December 31, 2016, and 33 at September 30, 2016.

5. OTHER BORROWINGS
The following table summarizes the Company’s borrowings as of September 30, 2017 and December 31, 2016:

	September 30, 2017	December 31, 2016
	(in thousands)
Short-Term:
FHLB advances	$—	$80,000
Total short-term borrowings	$—	$80,000
The Company maintains other lines of credit with correspondent banks totaling $167.5 million, of which $22.5 million is secured by pledged securities and has a floating interest rate of one-month or three-month LIBOR plus 1.50%. The remaining $145.0 million is unsecured and has a floating interest rate of one-month LIBOR plus 3.25%. As of September 30, 2017 and December 31, 2016, there were no outstanding balances on the Company's lines of credit.
The Company maintains lines of credit with the FHLB and the FRB. The Company’s borrowing capacity is determined based on collateral pledged, generally consisting of investment securities and loans, at the time of the borrowing. At September 30, 2017, the Company had no short-term borrowings. At December 31, 2016, short-term FHLB advances of $80.0 million had a weighted average interest rate of 0.55%.
As of September 30, 2017 and December 31, 2016, the Company had additional available credit with the FHLB of approximately $2.29 billion and $2.15 billion, respectively, and with the FRB of approximately $1.16 billion and $997.0 million, respectively.
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
To hedge the interest rate risk on the Company's subordinated debt issuances, the Company entered into fair value interest rate hedges with pay variable/receive fixed swaps. The carrying value of all subordinated debt, which includes the effective portion of related hedges, totals $306.1 million and $305.8 million at September 30, 2017 and December 31, 2016, respectively.
Junior Subordinated Debt
The Company has formed or acquired through acquisition eight statutory business trusts, which exist for the exclusive purpose of issuing Cumulative Trust Preferred Securities.
With the exception of debt issued by Bridge Capital Trust I and Bridge Capital Trust II, junior subordinated debt is recorded at fair value at each reporting date due to the FVO election made by the Company under ASC 825. The Company did not make the FVO election for the junior subordinated debt acquired as part of the Bridge acquisition. Accordingly, the carrying value of these trusts does not reflect the current fair value of the debt and includes a fair market value adjustment established at acquisition that is being accreted over the remaining life of the trusts. The carrying value of junior subordinated debt was $66.7 million and $62.2 million at September 30, 2017 and December 31, 2016, respectively.
The weighted average interest rate of all junior subordinated debt as of September 30, 2017 was 3.67%, which is three-month LIBOR plus the contractual spread of 2.34%, compared to a weighted average interest rate of 3.34% at December 31, 2016.

7. STOCKHOLDERS' EQUITY
Stock-Based Compensation
Restricted Stock Awards
Restricted stock awards granted to employees in 2017 and 2016 generally vest over a three-year period. Stock grants made to non-employee WAL directors during 2017 became fully vested at June 30, 2017. The Company estimates the compensation cost for stock grants based upon the grant date fair value. Stock compensation cost is recognized on a straight-line basis over the requisite service period for the entire award. The aggregate grant date fair value for the restricted stock awards granted during the three and nine months ended September 30, 2017 was $2.7 million and $18.9 million, respectively. Stock compensation expense related to restricted stock awards and stock options granted to employees are included in Salaries and employee benefits in the Consolidated Income Statement. For restricted stock awards granted to WAL directors, the related stock compensation expense is included in Legal, professional, and directors' fees in the Consolidated Income Statement. For the three and nine months ended September 30, 2017, the Company recognized $2.7 million and $11.3 million and in stock-based compensation expense related to all restricted stock award grants, compared to $2.7 million and $10.2 million for the three and nine months ended September 30, 2016, respectively.
In addition, the Company grants shares of restricted stock to certain members of executive management that have both performance and service conditions that affect vesting. The performance condition is based on achieving an EPS target over a one-year performance period. During the three months ended September 30, 2017, the Company granted 104,455 shares of these restricted stock awards to new members of executive management. The grant date fair value of these awards was $5.2 million. For the three and nine months ended September 30, 2017, the Company recognized $0.8 million and $1.6 million, respectively, in stock-based compensation expense related to these performance-based restricted stock grants, compared to $0.3 million and $0.8 million for the three and nine months ended September 30, 2016, respectively.
Performance Stock Units
The Company grants members of its executive management committee performance stock units that do not vest unless the Company achieves a specified cumulative EPS target over a three-year performance period. The number of shares issued will vary based on the cumulative EPS target that is achieved. The Company estimates the cost of performance stock units based upon the grant date fair value and expected vesting percentage over the three-year performance period. For the three and nine months ended September 30, 2017, the Company recognized $1.9 million and $4.5 million, respectively, in stock-based compensation expense related to these performance stock units, compared to $1.2 million and $3.5 million for the three and nine months ended September 30, 2016, respectively.
The three-year performance period for the 2014 grant ended on December 31, 2016, and the Company's cumulative EPS for the performance period exceeded the level required for a maximum award under the terms of the grant. As a result, executive management committee members were entitled to the maximum award of 206,050 shares, which was paid out in the first quarter of 2017.
Treasury Shares
During the three and nine months ended September 30, 2017, the Company purchased treasury shares of 64,705 and 266,883, respectively, at a weighted average price of $51.82 and $51.10 per share, respectively. During the three and nine months ended September 30, 2016, the Company purchased treasury shares of 8,328 and 301,495, respectively, at a weighted average price of $34.30 and $30.95 per share, respectively.

8. ACCUMULATED OTHER COMPREHENSIVE INCOME
The following table summarizes the changes in accumulated other comprehensive income (loss) by component, net of tax, for the periods indicated:

	Three Months Ended September 30,
	Unrealized holding gains (losses) on AFS	Unrealized holding gains (losses) on SERP	Unrealized holding gains (losses) on junior subordinated debt	Impairment loss on securities	Total
	(in thousands)
Balance, June 30, 2017	$(449)	$157	$6,638	$144	$6,490
Other comprehensive income (loss) before reclassifications	1,116	114	641	—	1,871
Amounts reclassified from accumulated other comprehensive income	(197)	—	—	—	(197)
Net current-period other comprehensive income (loss)	919	114	641	—	1,674
Balance, September 30, 2017	$470	$271	$7,279	$144	$8,164

Balance, June 30, 2016	$33,013	$102	$13,367	$144	$46,626
Other comprehensive (loss) income before reclassifications	(7,415)	6	(2,825)	—	(10,234)
Amounts reclassified from accumulated other comprehensive income	—	—	—	—	—
Net current-period other comprehensive (loss) income	(7,415)	6	(2,825)	—	(10,234)
Balance, September 30, 2016	$25,598	$108	$10,542	$144	$36,392

	Nine Months Ended September 30,
	Unrealized holding gains (losses) on AFS	Unrealized holding gains (losses) on SERP	Unrealized holding gains (losses) on junior subordinated debt	Impairment loss on securities	Total
	(in thousands)
Balance, December 31, 2016	$(14,916)	$121	$9,956	$144	$(4,695)
Other comprehensive income (loss) before reclassifications	15,947	150	(2,677)		13,420
Amounts reclassified from accumulated other comprehensive income	(561)	—	—	—	(561)
Net current-period other comprehensive income (loss)	15,386	150	(2,677)	—	12,859
Balance, September 30, 2017	$470	$271	$7,279	$144	$8,164

Balance, December 31, 2015	$9,993	$90	$12,033	$144	$22,260
Other comprehensive income (loss) before reclassifications	16,316	18	(1,491)	—	14,843
Amounts reclassified from accumulated other comprehensive income	(711)	—	—	—	(711)
Net current-period other comprehensive income (loss)	15,605	18	(1,491)	—	14,132
Balance, September 30, 2016	$25,598	$108	$10,542	$144	$36,392
The following table presents reclassifications out of accumulated other comprehensive income:

	Three Months Ended September 30,		Nine Months Ended September 30,
Income Statement Classification	2017	2016	2017	2016
	(in thousands)
Gain (loss) on sales of investment securities, net	$319	$—	$907	$1,001
Income tax (expense) benefit	(122)	—	(346)	(290)
Net of tax	$197	$—	$561	$711

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
As of September 30, 2017, December 31, 2016, and September 30, 2016, the Company does not have any significant outstanding cash flow hedges or free-standing derivatives.
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
The Company has also entered into pay variable/receive fixed interest rate swaps, designated as fair value hedges on its fixed rate subordinated debt offerings. As a result, the Company is paying a floating rate of three-month LIBOR plus 3.16% and is receiving semi-annual fixed payments of 5.00% to match the payments on the $150.0 million subordinated debt. For the fair value hedge on the Company's $175.0 million subordinated debentures issued on June 16, 2016, the Company is paying a floating rate of three-month LIBOR plus 3.25% and is receiving quarterly fixed payments of 6.25% to match the payments on the debt.

Fair Values, Volume of Activity, and Gain/Loss Information Related to Derivative Instruments
The following table summarizes the fair values of the Company's derivative instruments on a gross and net basis as of September 30, 2017, December 31, 2016, and September 30, 2016. The change in the notional amounts of these derivatives from September 30, 2016 to September 30, 2017 indicates the volume of the Company's derivative transaction activity during these periods. The derivative asset and liability balances are presented on a gross basis, prior to the application of bilateral collateral and master netting agreements. Total derivative assets and liabilities are adjusted to take into account the impact of legally enforceable master netting agreements that allow the Company to settle all derivative contracts with the same counterparty on a net basis and to offset the net derivative position with the related collateral. Where master netting agreements are not in effect or are not enforceable under bankruptcy laws, the Company does not adjust those derivative amounts with counterparties. The fair value of derivative contracts, after taking into account the effects of master netting agreements, is included in other assets or other liabilities in the Consolidated Balance Sheets, as indicated in the following table:

	September 30, 2017			December 31, 2016			September 30, 2016
		Fair Value			Fair Value			Fair Value
	Notional Amount	Derivative Assets	Derivative Liabilities	Notional Amount	Derivative Assets	Derivative Liabilities	Notional Amount	Derivative Assets	Derivative Liabilities
	(in thousands)
Derivatives designated as hedging instruments:
Fair value hedges
Interest rate swaps	$1,016,694	$1,656	$59,346	$993,485	$4,220	$65,749	$988,337	$4,350	$100,067
Total	1,016,694	1,656	59,346	993,485	4,220	65,749	988,337	4,350	100,067
Netting adjustments (1)	—	1,588	1,588	—	1,869	1,869	—	—	—
Net derivatives in the balance sheet	$1,016,694	$68	$57,758	$993,485	$2,351	$63,880	$988,337	$4,350	$100,067

(1)	Netting adjustments represent the amounts recorded to convert the Company's derivative balances from a gross basis to a net basis in accordance with the applicable accounting guidance.
Fair value hedges
An assessment of effectiveness is performed at initiation of a hedge and on a quarterly basis thereafter. All of the Company's fair value hedges remained “highly effective” as of September 30, 2017, December 31, 2016, and September 30, 2016.
The following table summarizes the gains (losses) on fair value hedges for the three and nine months ended September 30, 2017 and 2016, all of which are recorded in non-interest income.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(in thousands)
Hedge of Fixed Rate Loans (1)
Gain (loss) on "pay fixed" swap	$4,437	$7,225	$3,820	$(35,087)
(Loss) gain on receive fixed rate loans	(4,423)	(7,206)	(3,780)	35,113
Net ineffectiveness	$14	$19	$40	$26
Hedge of Fixed Rate Subordinated Debt Issuances (1)
(Loss) gain on "receive fixed" swap	$(1,767)	$(3,793)	$19	$395
Gain (loss) on subordinated debt	1,767	3,793	(19)	(395)
Net ineffectiveness	$—	$—	$—	$—

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

Counterparty Credit Risk
Like other financial instruments, derivatives contain an element of credit risk. This risk is measured as the expected positive replacement value of the contracts. Management generally enters into bilateral collateral and master netting agreements that provide for the net settlement of all contracts with the same counterparty. Additionally, management monitors counterparty credit risk exposure on each contract to determine appropriate limits on the Company's total credit exposure across all product types. In general, the Company has a zero credit threshold with regard to derivative exposure with counterparties. Management reviews the Company's collateral positions on a daily basis and exchanges collateral with counterparties in accordance with standard ISDA documentation and other related agreements. The Company generally holds collateral in the form of cash deposits or highly rated securities issued by the U.S. Treasury or government-sponsored enterprises, such as GNMA, FNMA, and FHLMC. The total collateral netted against net derivative liabilities totaled $59.3 million at September 30, 2017, $65.7 million at December 31, 2016, and $100.1 million at September 30, 2016.
The following table summarizes the Company's largest exposure to an individual counterparty at the dates indicated:

	September 30, 2017	December 31, 2016	September 30, 2016
	(in thousands)
Largest gross exposure (derivative asset) to an individual counterparty	$945	$2,351	$4,159
Collateral posted by this counterparty	—	1,691	4,131
Derivative liability with this counterparty	44,053	—	—
Collateral pledged to this counterparty	65,051	—	—
Net exposure after netting adjustments and collateral	$—	$660	$28
Credit Risk Contingent Features
Management has entered into certain derivative contracts that require the Company to post collateral to the counterparties when these contracts are in a net liability position. Conversely, the counterparties may be required to post collateral when these contracts are in a net asset position. The amount of collateral to be posted is based on the amount of the net liability and exposure thresholds. As of September 30, 2017, December 31, 2016, and September 30, 2016 the aggregate fair value of all derivative contracts with credit risk contingent features (i.e., those containing collateral posting provisions) held by the Company that were in a net liability position totaled $57.8 million, $63.9 million, and $100.1 million, respectively. As of September 30, 2017, the Company was in an over-collateralized net position of $25.1 million after considering $84.4 million of collateral held in the form of cash and securities. As of December 31, 2016 and September 30, 2016, the Company was in an over-collateralized position of $24.3 million and $23.1 million, respectively.
10. EARNINGS PER SHARE
Diluted EPS is based on the weighted average outstanding common shares during each period, including common stock equivalents. Basic EPS is based on the weighted average outstanding common shares during the period.
The following table presents the calculation of basic and diluted EPS:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(in thousands, except per share amounts)
Weighted average shares - basic	104,221	103,768	104,124	102,791
Dilutive effect of stock awards	721	796	817	741
Weighted average shares - diluted	104,942	104,564	104,941	103,532
Net income	$82,858	$67,052	$236,186	$189,998
Earnings per share - basic	0.80	0.65	2.27	1.85
Earnings per share - diluted	0.79	0.64	2.25	1.84
The Company had no anti-dilutive stock options outstanding at each of the periods ended September 30, 2017 and 2016.

11. INCOME TAXES
The effective tax rate was 29.64% and 30.32% for the three months ended September 30, 2017 and 2016, respectively. For the nine months ended September 30, 2017 and 2016, the Company's effective tax rate was 27.89% and 28.31%, respectively.
As of September 30, 2017, the net deferred tax asset was $83.8 million, a decrease of $11.4 million from December 31, 2016. This overall decrease in the net deferred tax asset was primarily the result of increases in the fair market value of AFS securities and the overall increase in accrued deferred loan costs.
Although realization is not assured, the Company believes that the realization of the recognized deferred tax asset of $83.8 million at September 30, 2017 is more-likely-than-not based on expectations as to future taxable income and based on available tax planning strategies within the meaning of ASC 740, Income Taxes, that could be implemented if necessary to prevent a carryover from expiring.
At September 30, 2017 and December 31, 2016, the Company had no deferred tax valuation allowance.
The deferred tax asset related to federal and state NOL carryovers outstanding at each of the periods ended September 30, 2017 and December 31, 2016 available to reduce the tax liability in future years totaled $8.8 million and $9.0 million, respectively. These tax benefits relate entirely to federal NOL carryovers (subject to an annual limitation imposed by IRC Section 382). The Company’s ability to use federal NOL carryovers, as well as its ability to use certain future tax deductions called NUBILs associated with the Company's acquisitions is subject to annual limitations. In management’s opinion, it is more-likely-than-not that the results of future operations will generate sufficient taxable income to realize all of the deferred tax benefits related to these NOL carryovers and NUBILs.
Investments in LIHTC
The Company invests in LIHTC funds that are designed to generate a return primarily through the realization of federal tax credits.
Investments in LIHTC and unfunded LIHTC obligations are included as part of other assets and other liabilities, respectively, in the Consolidated Balance Sheets and total $252.9 million and $149.4 million, respectively, as of September 30, 2017, compared to $187.4 million and $84.4 million as of December 31, 2016. For the three months ended September 30, 2017 and 2016, $6.8 million and $5.5 million, respectively, of amortization related to LIHTC investments was recognized as a component of income tax expense. For the nine months ended September 30, 2017 and 2016, $19.5 million and $13.7 million of amortization related to LIHTC investments was recognized as a component of income tax expense, respectively.
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

A summary of the contractual amounts for unfunded commitments and letters of credit are as follows:

	September 30, 2017	December 31, 2016
	(in thousands)
Commitments to extend credit, including unsecured loan commitments of $322,991 at September 30, 2017 and $360,840 at December 31, 2016	$5,378,255	$4,428,495
Credit card commitments and financial guarantees	140,728	115,536
Standby letters of credit, including unsecured letters of credit of $11,383 at September 30, 2017 and $6,431 at December 31, 2016	129,489	78,576
Total	$5,648,472	$4,622,607
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
The Company has exposure to credit losses from unfunded commitments and letters of credit. As funds have not been disbursed on these commitments, they are not reported as loans outstanding. Credit losses related to these commitments are included in other liabilities as a separate loss contingency and are not included in the allowance for credit losses reported in "Note 3. Loans, Leases and Allowance for Credit Losses" of these Consolidated Financial Statements. This loss contingency for unfunded loan commitments and letters of credit was $5.6 million and $7.0 million as of September 30, 2017 and December 31, 2016, respectively. Changes to this liability are adjusted through non-interest expense.
Concentrations of Lending Activities
The Company’s lending activities are driven in large part by the customers served in the market areas where the Company has branch offices in the states of Arizona, Nevada, and California. Despite the geographic concentration of lending activities, the Company does not have a single external customer from which it derives 10% or more of its revenues. The Company monitors concentrations within four broad categories: geography, industry, product, and collateral. The Company's loan portfolio includes significant credit exposure to the CRE market. As of September 30, 2017 and December 31, 2016, CRE related loans accounted for approximately 51% and 53% of total loans, respectively. Substantially all of these loans are secured by first liens with an initial loan to value ratio of generally not more than 75%. Approximately 36% of these CRE loans, excluding construction and land loans, were owner-occupied at each of the periods ended September 30, 2017 and December 31, 2016.
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
Lease Commitments
The Company leases the majority of its office locations and many of these leases contain multiple renewal options and provisions for increased rents. Total rent expense of $2.8 million for each of the three months ended September 30, 2017 and 2016 was included in occupancy expense. For the nine months ended September 30, 2017 and 2016, total rent expense was $8.2 million and $8.1 million, respectively.

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
All securities for which the fair value measurement option had been elected are included in a separate line item in the Consolidated Balance Sheets as securities measured at fair value. During the nine months ended September 30, 2017, the Company sold all of its investment securities measured at fair value. No significant gain or loss was recognized upon sale of these securities.

For the three and nine months ended September 30, 2017 and 2016, gains and losses from fair value changes on securities and junior subordinated debt were as follows:

	Changes in Fair Values for Items Measured at Fair Value Pursuant to Election of the Fair Value Option
	Unrealized Gain/(Loss) on Assets and Liabilities Measured at Fair Value, Net	Interest Income on Securities	Interest Expense on Junior Subordinated Debt	Total Changes Included in Current-Period Earnings	Total Changes Included in OCI
	(in thousands)
Three Months Ended September 30, 2017
Securities measured at fair value	$—	$—	$—	$—	$—
Junior subordinated debt	1,035	—	(835)	(835)	641
Total	$1,035	$—	$(835)	$(835)	$641
Nine Months Ended September 30, 2017
Securities measured at fair value	$—	$9	$—	$9	$—
Junior subordinated debt	(4,327)	—	(2,376)	(2,376)	(2,677)
Total	$(4,327)	$9	$(2,376)	$(2,367)	$(2,677)
Three Months Ended September 30, 2016
Securities measured at fair value	$(12)	$11	$—	$(1)	$—
Junior subordinated debt	(4,604)	—	(702)	(625)	(2,825)
Total	$(4,616)	$11	$(702)	$(626)	$(2,825)
Nine Months Ended September 30, 2016
Securities measured at fair value	$(18)	$33	$—	$15	$—
Junior subordinated debt	(2,386)	—	(2,075)	(1,843)	(1,491)
Total	$(2,404)	$33	$(2,075)	$(1,828)	$(1,491)
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
As of September 30, 2017, the Company estimates the discount rate at 5.42%, which represents an implied credit spread of 4.09% plus three-month LIBOR (1.33%). As of December 31, 2016, the Company estimated the discount rate at 5.66%, which was a 4.66% credit spread plus three-month LIBOR (1.00%).
The fair value of assets and liabilities measured at fair value on a recurring basis was determined using the following inputs as of the periods presented:

	Fair Value Measurements at the End of the Reporting Period Using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
	(in thousands)
September 30, 2017
Assets:
Available-for-sale
CDO	$—	$15,553	$—	$15,553
Commercial MBS issued by GSEs	—	113,794	—	113,794
Corporate debt securities	—	104,014	—	104,014
CRA investments	50,648	—	—	50,648
Preferred stock	96,100	—	—	96,100
Private label residential MBS	—	797,615	—	797,615
Residential MBS issued by GSEs	—	1,819,006	—	1,819,006
Tax-exempt	—	462,773	—	462,773
Trust preferred securities	—	29,208	—	29,208
U.S. government sponsored agency securities	—	61,636	—	61,636
U.S. treasury securities	—	2,497	—	2,497
Total AFS securities	$146,748	$3,406,096	$—	$3,552,844
Loans - HFS	$—	$16,347	$—	$16,347
Derivative assets (1)	—	1,656	—	1,656
Liabilities:
Junior subordinated debt (2)	$—	$—	$54,737	$54,737
Derivative liabilities (1)	—	59,346	—	59,346

(1)
Derivative assets and liabilities relate to interest rate swaps, see "Note 9. Derivatives and Hedging Activities." In addition, the carrying value of loans is increased by $44,721 and the net carrying value of subordinated debt is decreased by $12,307 as of September 30, 2017, which relates to the effective portion of the hedges put in place to mitigate against fluctuations in interest rates.

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
For the three and nine months ended September 30, 2017 and 2016, the change in Level 3 assets and liabilities measured at fair value on a recurring basis was as follows:

	Junior Subordinated Debt
	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(in thousands)
Beginning balance	$55,772	$44,710	$50,410	$46,928
Transfers into Level 3	—	—	—	—
Total gains (losses) for the period
Included in other comprehensive income	(1,035)	4,604	4,327	2,386
Ending balance	$54,737	$49,314	$54,737	$49,314

	CDO Securities
	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(in thousands)
Beginning balance	$—	$10,183	$—	$10,060
Transfers into Level 3	—	—	—	—
Total gains (losses) for the period
Included in other comprehensive income	—	369	—	492
Ending balance	$—	$10,552	$—	$10,552
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
For Level 3 assets and liabilities measured at fair value on a recurring basis as of September 30, 2017 and December 31, 2016, the significant unobservable inputs used in the fair value measurements were as follows:

	September 30, 2017	Valuation Technique	Significant Unobservable Inputs	Input Value
	(in thousands)
Junior subordinated debt	$54,737	Discounted cash flow	Implied credit rating of the Company	5.42%

	December 31, 2016	Valuation Technique	Significant Unobservable Inputs	Input Value
	(in thousands)
Junior subordinated debt	$50,410	Discounted cash flow	Implied credit rating of the Company	5.66%
The significant unobservable inputs used in the fair value measurement of the Company’s junior subordinated debt as of September 30, 2017 and December 31, 2016 was the implied credit risk for the Company, calculated as the difference between the 20-year 'BB' rated financial index over the corresponding swap index.
Fair value on a nonrecurring basis
Certain assets are measured at fair value on a nonrecurring basis. That is, the assets are not measured at fair value on an ongoing basis, but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). The following table presents such assets carried on the balance sheet by caption and by level within the ASC 825 hierarchy:

	Fair Value Measurements at the End of the Reporting Period Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Active Markets for Similar Assets (Level 2)	Unobservable Inputs (Level 3)
	(in thousands)
As of September 30, 2017:
Impaired loans with specific valuation allowance	$4,379	$—	$—	$4,379
Impaired loans without specific valuation allowance (1)	70,170	—	—	70,170
Other assets acquired through foreclosure	28,992	—	—	28,992
As of December 31, 2016:
Impaired loans with specific valuation allowance	$6,670	$—	$—	$6,670
Impaired loans without specific valuation allowance (1)	60,738	—	—	60,738
Other assets acquired through foreclosure	47,815	—	—	47,815

(1)	Net of loan balances with charge-offs of $42.4 million and $27.6 million as of September 30, 2017 and December 31, 2016, respectively.

For Level 3 assets measured at fair value on a nonrecurring basis as of September 30, 2017 and December 31, 2016, the significant unobservable inputs used in the fair value measurements were as follows:

	September 30, 2017	Valuation Technique(s)		Significant Unobservable Inputs	Range
	(in thousands)
Impaired loans	$74,549	Collateral method	Third party appraisal or valuation	Costs to sell	4.0% to 10.0%
		Discounted cash flow method	Discount rate	Contractual loan rate	4.0% to 7.0%
			Scheduled cash collections	Probability of default	0% to 20.0%
			Proceeds from non-real estate collateral	Loss given default	0% to 70.0%
Other assets acquired through foreclosure	28,992	Collateral method	Third party appraisal	Costs to sell	4.0% to 10.0%

	December 31, 2016	Valuation Technique(s)		Significant Unobservable Inputs	Range
	(in thousands)
Impaired loans	$67,408	Collateral method	Third party appraisal	Costs to sell	4.0% to 10.0%
		Discounted cash flow method	Discount rate	Contractual loan rate	4.0% to 7.0%
			Scheduled cash collections	Probability of default	0% to 20.0%
			Proceeds from non-real estate collateral	Loss given default	0% to 70.0%
Other assets acquired through foreclosure	47,815	Collateral method	Third party appraisal	Costs to sell	4.0% to 10.0%
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
Total Level 3 impaired loans had an estimated fair value of $74.5 million and $67.4 million at September 30, 2017 and December 31, 2016, respectively. Impaired loans with a specific valuation allowance had a gross estimated fair value of $8.8 million and $10.9 million at September 30, 2017 and December 31, 2016, respectively, which was reduced by a specific valuation allowance of $4.4 million and $4.2 million, respectively.
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
Fair value is determined, where possible, using market prices derived from an appraisal or evaluation, which are considered to be Level 2. However, certain assumptions and unobservable inputs are often used by the appraiser, therefore qualifying the assets as Level 3 in the fair value hierarchy. When significant adjustments are based on unobservable inputs, such as when a current appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the resulting fair value measurement has been categorized as a Level 3 measurement. The Company had $29.0 million and $47.8 million of such assets at September 30, 2017 and December 31, 2016, respectively.
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
For the three and nine months ended September 30, 2017 and 2016, the Company determined that no securities experienced credit losses.
There is no OTTI balance recognized in comprehensive income as of September 30, 2017 and 2016.
FAIR VALUE OF FINANCIAL INSTRUMENTS
The estimated fair value of the Company’s financial instruments is as follows:

	September 30, 2017
	Carrying Amount	Fair Value
		Level 1	Level 2	Level 3	Total
	(in thousands)
Financial assets:
Investment securities:
HTM	$154,920	$—	$160,582	$—	$160,582
AFS	3,552,844	146,748	3,406,096	—	3,552,844
Derivative assets	1,656	—	1,656	—	1,656
Loans, net	14,385,615	—	13,999,391	74,549	14,073,940
Accrued interest receivable	72,374	—	72,374	—	72,374
Financial liabilities:
Deposits	$16,904,783	$—	$16,911,392	$—	$16,911,392
Customer repurchase agreements	26,066	—	26,066	—	26,066
Qualifying debt	372,851	—	—	399,855	399,855
Derivative liabilities	59,346	—	59,346	—	59,346
Accrued interest payable	10,958	—	10,958	—	10,958

	December 31, 2016
	Carrying Amount	Fair Value
		Level 1	Level 2	Level 3	Total
	(in thousands)
Financial assets:
Investment securities:
HTM	$92,079	$—	$91,966	$—	$91,966
AFS	2,609,380	151,775	2,457,605	—	2,609,380
Trading	1,053	—	1,053	—	1,053
Derivative assets	4,220	—	4,220	—	4,220
Loans, net	13,083,732	—	12,736,336	67,408	12,803,744
Accrued interest receivable	70,320	—	70,320	—	70,320
Financial liabilities:
Deposits	$14,549,863	$—	$14,553,931	$—	$14,553,931
Customer repurchase agreements	41,728	—	41,728	—	41,728
FHLB advances	80,000	—	80,000	—	80,000
Qualifying debt	367,937	—	—	375,626	375,626
Derivative liabilities	65,749	—	65,749	—	65,749
Accrued interest payable	15,354	—	15,354	—	15,354
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
WAB has an ALCO charged with managing interest rate risk within the BOD-approved limits. Limits are structured to prohibit an interest rate risk profile that does not conform to both management and BOD risk tolerances. There is also ALCO reporting at the Parent level for reviewing interest rate risk for the Company, which gets reported to the BOD and its Finance and Investment Committee.
Fair value of commitments
The estimated fair value of standby letters of credit outstanding at September 30, 2017 and December 31, 2016 is insignificant. Loan commitments on which the committed interest rates are less than the current market rate are also insignificant at September 30, 2017 and December 31, 2016.

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

The following is a summary of operating segment information for the periods indicated:

		Regional Segments
Balance Sheet:	Consolidated Company	Arizona	Nevada	Southern California	Northern California
At September 30, 2017	(in millions)
Assets:
Cash, cash equivalents, and investment securities	$4,424.0	$1.9	$7.7	$1.9	$1.7
Loans, net of deferred loan fees and costs	14,521.9	3,131.2	1,685.6	1,873.5	1,260.7
Less: allowance for credit losses	(136.4)	(30.7)	(16.8)	(20.4)	(12.6)
Total loans	14,385.5	3,100.5	1,668.8	1,853.1	1,248.1
Other assets acquired through foreclosure, net	29.0	2.3	13.7	—	0.2
Goodwill and other intangible assets, net	301.2	—	23.2	—	156.8
Other assets	782.5	45.8	58.4	13.9	17.4
Total assets	$19,922.2	$3,150.5	$1,771.8	$1,868.9	$1,424.2
Liabilities:
Deposits	$16,904.8	$5,198.1	$3,950.5	$2,512.2	$1,535.6
Borrowings and qualifying debt	372.9	—	—	—	—
Other liabilities	498.9	13.4	23.3	3.6	11.1
Total liabilities	17,776.6	5,211.5	3,973.8	2,515.8	1,546.7
Allocated equity:	2,145.6	390.4	251.5	216.6	299.2
Total liabilities and stockholders' equity	$19,922.2	$5,601.9	$4,225.3	$2,732.4	$1,845.9
Excess funds provided (used)	—	2,451.4	2,453.5	863.5	421.7

Income Statement:
Three Months Ended September 30, 2017:	(in thousands)
Net interest income (expense)	$201,583	$52,637	$36,310	$26,811	$21,932
Provision for credit losses	5,000	(289)	(2,044)	(58)	3,144
Net interest income (expense) after provision for credit losses	196,583	52,926	38,354	26,869	18,788
Non-interest income	10,288	1,265	2,354	971	1,796
Non-interest expense	(89,114)	(18,844)	(14,748)	(12,340)	(11,317)
Income (loss) before income taxes	117,757	35,347	25,960	15,500	9,267
Income tax expense (benefit)	34,899	13,857	9,086	6,517	3,897
Net income (loss)	$82,858	$21,490	$16,874	$8,983	$5,370

Nine Months Ended September 30, 2017:	(in thousands)
Net interest income (expense)	$573,635	$145,839	$108,028	$81,087	$63,686
Provision for (recovery of) credit losses	12,250	109	(5,378)	(20)	4,238
Net interest income (expense) after provision for credit losses	561,385	145,730	113,406	81,107	59,448
Non-interest income	31,281	3,567	6,800	2,602	5,839
Non-interest expense	(265,128)	(55,388)	(45,733)	(38,063)	(36,188)
Income (loss) before income taxes	327,538	93,909	74,473	45,646	29,099
Income tax expense (benefit)	91,352	36,831	26,066	19,194	12,236
Net income (loss)	$236,186	$57,078	$48,407	$26,452	$16,863

	National Business Lines
Balance Sheet:	HOA Services	Public & Nonprofit Finance	Technology & Innovation	Hotel Franchise Finance	Other NBLs	Corporate & Other
At September 30, 2017
Assets:	(in millions)
Cash, cash equivalents, and investment securities	$—	$—	$—	$—	$—	$4,410.8
Loans, net of deferred loan fees and costs	157.3	1,574.5	1,049.2	1,272.5	2,513.0	4.4
Less: allowance for credit losses	(1.6)	(16.1)	(9.9)	(2.7)	(25.5)	(0.1)
Total loans	155.7	1,558.4	1,039.3	1,269.8	2,487.5	4.3
Other assets acquired through foreclosure, net	—	—	—	—	—	12.8
Goodwill and other intangible assets, net	—	—	121.1	0.1	—	—
Other assets	0.4	12.2	5.3	5.2	10.1	613.8
Total assets	$156.1	$1,570.6	$1,165.7	$1,275.1	$2,497.6	$5,041.7
Liabilities:
Deposits	$2,153.3	$—	$1,459.5	$—	$—	$95.6
Borrowings and qualifying debt	—	—	—	—	—	372.9
Other liabilities	1.1	46.4	0.7	0.4	136.1	262.8
Total liabilities	2,154.4	46.4	1,460.2	0.4	136.1	731.3
Allocated equity:	57.4	126.0	234.6	104.3	207.2	258.4
Total liabilities and stockholders' equity	$2,211.8	$172.4	$1,694.8	$104.7	$343.3	$989.7
Excess funds provided (used)	2,055.7	(1,398.2)	529.1	(1,170.4)	(2,154.3)	(4,052.0)

Income Statement:
Three Months Ended September 30, 2017:	(in thousands)
Net interest income (expense)	$13,746	$7,269	$20,415	$15,346	$16,933	$(9,816)
Provision for credit losses	40	91	(83)	1,116	4,416	(1,333)
Net interest income (expense) after provision for credit losses	13,706	7,178	20,498	14,230	12,517	(8,483)
Non-interest income	136	15	1,855	—	379	1,517
Non-interest expense	(7,011)	(1,871)	(8,824)	(1,905)	(5,286)	(6,968)
Income (loss) before income taxes	6,831	5,322	13,529	12,325	7,610	(13,934)
Income tax expense (benefit)	2,562	1,028	5,075	4,622	2,853	(14,598)
Net income (loss)	$4,269	$4,294	$8,454	$7,703	$4,757	$664

Nine Months Ended September 30, 2017:	(in thousands)
Net interest income (expense)	$40,275	$21,242	$59,610	$42,337	$46,380	$(34,849)
Provision for (recovery of) credit losses	332	796	816	2,924	10,265	(1,832)
Net interest income (expense) after provision for credit losses	39,943	20,446	58,794	39,413	36,115	(33,017)
Non-interest income	417	40	5,689	—	1,632	4,695
Non-interest expense	(21,416)	(6,107)	(26,685)	(7,949)	(14,573)	(13,026)
Income (loss) before income taxes	18,944	14,379	37,798	31,464	23,174	(41,348)
Income tax expense (benefit)	7,104	4,424	14,175	11,799	8,690	(49,167)
Net income (loss)	$11,840	$9,955	$23,623	$19,665	$14,484	$7,819

		Regional Segments
Balance Sheet:	Consolidated Company	Arizona	Nevada	Southern California	Northern California
At December 31, 2016	(in millions)
Assets:
Cash, cash equivalents, and investment securities	$3,052.3	$1.9	$10.1	$2.1	$1.9
Loans, net of deferred loan fees and costs	13,208.5	2,955.9	1,725.5	1,766.8	1,095.4
Less: allowance for credit losses	(124.7)	(30.1)	(18.5)	(19.4)	(8.8)
Total loans	13,083.8	2,925.8	1,707.0	1,747.4	1,086.6
Other assets acquired through foreclosure, net	47.8	6.2	18.0	—	0.3
Goodwill and other intangible assets, net	302.9	—	23.7	—	157.5
Other assets	714.0	42.9	58.8	14.5	14.3
Total assets	$17,200.8	$2,976.8	$1,817.6	$1,764.0	$1,260.6
Liabilities:
Deposits	$14,549.8	$3,843.4	$3,731.5	$2,382.6	$1,543.6
Borrowings and qualifying debt	447.9	—	—	—	—
Other liabilities	311.6	12.8	28.3	12.9	12.4
Total liabilities	15,309.3	3,856.2	3,759.8	2,395.5	1,556.0
Allocated equity:	1,891.5	346.6	250.7	201.6	283.7
Total liabilities and stockholders' equity	$17,200.8	$4,202.8	$4,010.5	$2,597.1	$1,839.7
Excess funds provided (used)	—	1,226.0	2,192.9	833.1	579.1

Income Statement:
Three Months Ended September 30, 2016:	(in thousands)
Net interest income (expense)	$172,547	$45,531	$35,977	$26,488	$22,181
Provision for (recovery of) credit losses	2,000	2,399	(1,009)	(105)	144
Net interest income (expense) after provision for credit losses	170,547	43,132	36,986	26,593	22,037
Non-interest income	10,683	1,180	2,264	686	2,916
Non-interest expense	(85,007)	(16,084)	(14,801)	(11,532)	(12,706)
Income (loss) before income taxes	96,223	28,228	24,449	15,747	12,247
Income tax expense (benefit)	29,171	11,074	8,557	6,621	5,150
Net income (loss)	$67,052	$17,154	$15,892	$9,126	$7,097

Nine Months Ended September 30, 2016:	(in thousands)
Net interest income (expense)	$481,944	$125,191	$102,016	$76,719	$67,272
Provision for (recovery of) credit losses	7,000	10,875	(3,526)	145	2,112
Net interest income (expense) after provision for credit losses	474,944	114,316	105,542	76,574	65,160
Non-interest income	32,375	5,749	6,420	1,907	7,858
Non-interest expense	(242,304)	(45,090)	(44,371)	(33,401)	(40,154)
Income (loss) before income taxes	265,015	74,975	67,591	45,080	32,864
Income tax expense (benefit)	75,017	29,413	23,657	18,956	13,819
Net income (loss)	$189,998	$45,562	$43,934	$26,124	$19,045

	National Business Lines
Balance Sheet:	HOA Services	Public & Nonprofit Finance	Technology & Innovation	Hotel Franchise Finance	Other NBLs	Corporate & Other
At December 31, 2016
Assets:	(in millions)
Cash, cash equivalents, and investment securities	$—	$—	$—	$—	$—	$3,036.3
Loans, net of deferred loan fees and costs	116.8	1,454.3	1,011.4	1,292.1	1,776.9	13.4
Less: allowance for credit losses	(1.3)	(15.6)	(10.6)	(0.8)	(19.0)	(0.6)
Total loans	115.5	1,438.7	1,000.8	1,291.3	1,757.9	12.8
Other assets acquired through foreclosure, net	—	—	—	—	—	23.3
Goodwill and other intangible assets, net	—	—	121.5	0.2	—	—
Other assets	0.3	15.6	7.2	5.3	11.1	544.0
Total assets	$115.8	$1,454.3	$1,129.5	$1,296.8	$1,769.0	$3,616.4
Liabilities:
Deposits	$1,890.3	$—	$1,038.2	$—	$—	$120.2
Borrowings and qualifying debt	—	—	—	—	—	447.9
Other liabilities	0.7	50.5	2.0	1.4	17.5	173.1
Total liabilities	1,891.0	50.5	1,040.2	1.4	17.5	741.2
Allocated equity:	65.6	117.1	224.1	107.1	145.5	149.5
Total liabilities and stockholders' equity	$1,956.6	$167.6	$1,264.3	$108.5	$163.0	$890.7
Excess funds provided (used)	1,840.8	(1,286.7)	134.8	(1,188.3)	(1,606.0)	(2,725.7)

Income Statement:
Three Months Ended September 30, 2016:	(in thousands)
Net interest income (expense)	$11,312	$5,012	$18,143	$13,370	$12,060	$(17,527)
Provision for (recovery of) credit losses	72	(315)	(557)	—	1,372	(1)
Net interest income (expense) after provision for credit losses	11,240	5,327	18,700	13,370	10,688	(17,526)
Non-interest income	125	19	1,871	—	728	894
Non-interest expense	(6,062)	(1,974)	(8,837)	(3,207)	(3,972)	(5,832)
Income (loss) before income taxes	5,303	3,372	11,734	10,163	7,444	(22,464)
Income tax expense (benefit)	1,989	1,265	4,400	3,811	2,791	(16,487)
Net income (loss)	$3,314	$2,107	$7,334	$6,352	$4,653	$(5,977)

Nine Months Ended September 30, 2016:	(in thousands)
Net interest income (expense)	$29,853	$15,259	$51,083	$25,438	$35,220	$(46,107)
Provision for (recovery of) credit losses	160	(509)	(2,336)	—	3,309	(3,230)
Net interest income (expense) after provision for credit losses	29,693	15,768	53,419	25,438	31,911	(42,877)
Non-interest income	340	22	4,623	—	1,598	3,858
Non-interest expense	(17,423)	(5,927)	(23,177)	(5,764)	(11,007)	(15,990)
Income (loss) before income taxes	12,610	9,863	34,865	19,674	22,502	(55,009)
Income tax expense (benefit)	4,729	3,699	13,074	7,378	8,438	(48,146)
Net income (loss)	$7,881	$6,164	$21,791	$12,296	$14,064	$(6,863)

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
Effective April 20, 2016, the results of the acquired loan portfolio are reflected in the Company's HFF NBL operating segment. There were no acquisition / restructure expenses related to the acquisition recognized during the three and nine months ended September 30, 2017. For the three and nine months ended September 30, 2016, acquisition / restructure expenses related to the acquisition totaled $1.7 million and $3.6 million, respectively. The transaction was accounted for under the acquisition method of accounting in accordance with ASC 805. Assets purchased and liabilities assumed were recorded at their respective acquisition date estimated fair values. The fair values of assets acquired and liabilities assumed are subject to adjustment during the first twelve months after the acquisition date if additional information becomes available to indicate a more accurate or appropriate value for an asset or liability. During the six months ended June 30, 2017, the Company recognized measurement period adjustments totaling $0.1 million for tax related items. The measurement period for the HFF acquisition ended on April 20, 2017. Therefore, the fair values of these assets acquired and liabilities assumed were considered final effective April 20, 2017.
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

	Three Months Ended September 30, 2016	Nine Months Ended September 30, 2016
	(in thousands, except per share amounts)
Interest income	$180,335	$523,962
Non-interest income	10,683	32,375
Net income	65,349	194,095
Earnings per share - basic	0.63	1.89
Earnings per share - diluted	0.62	1.87

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
On April 1, 2017, the Company hired an executive officer who was previously the Managing Partner of an external consulting firm that the Company actively uses for risk management services. Prior to joining the Company, the executive officer sold his interest in this external consulting firm and was paid with a combination of cash and a $1.0 million note that will be paid in equal installments ending in 2019. Expenses to this external consulting firm as well as sponsorships, donations and other services to related parties totaled less than $3.0 million during each of the nine months ended September 30, 2017 and 2016.

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
Forward-Looking Information
Certain statements contained in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2017 are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements. All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including statements that are related to or are dependent on estimates or assumptions relating to expectations, beliefs, projections, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts.
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
Financial Result Highlights for the Third Quarter of 2017

•	Net income of $82.9 million, compared to $67.1 million for the third quarter 2016

•	Diluted earnings per share of $0.79, compared to $0.64 per share for the third quarter 2016

•	Total loans of $14.52 billion, up $1.31 billion from December 31, 2016

•	Total deposits of $16.90 billion, up $2.35 billion from December 31, 2016

•	Net interest margin of 4.65% compared to 4.55% in the third quarter 2016

•
Net operating revenue of $211.5 million constituting year-over-year growth of 15.5% or $28.3 million, and an increase in operating non-interest expenses of 7.8% or $6.4 million for the third quarter 2016[1]

•	Operating PPNR of $122.7 million, up 21.7% from $100.8 million in the third quarter 2016[1]

•	Efficiency ratio of 40.0% in the third quarter 2017, compared to 44.3% in the third quarter 2016

•	Operating efficiency ratio of 40.0% in the third quarter 2017, compared to 43.0% in the third quarter 2016[1]

•	Nonperforming assets decreased to 0.42% of total assets, from 0.53% at September 30, 2016

•	Annualized net loan charge-offs to average loans outstanding of 0.01%, compared to 0.04% for the third quarter 2016

•	Tangible common equity ratio of 9.4%, compared to 9.3% at September 30, 2016[1]

•	Stockholders' equity of $2.15 billion, an increase of $288.2 million from September 30, 2016

•	Book value per common share of $20.34, an increase of 15.0% from $17.68 at September 30, 2016

•	Tangible book value per share, net of tax, of $17.53, an increase of 18.1% from $14.84 at September 30, 2016[1]
The impact to the Company from these items, and others of both a positive and negative nature, are discussed in more detail below as they pertain to the Company’s overall comparative performance for the three and nine months ended September 30, 2017.
1 See Non-GAAP Financial Measures section beginning on page 62.

As a bank holding company, management focuses on key ratios in evaluating the Company's financial condition and results of operations.
Results of Operations and Financial Condition
A summary of the Company's results of operations, financial condition, and selected metrics are included in the following tables:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(in thousands, except per share amounts)
Net income	$82,858	$67,052	$236,186	$189,998
Earnings per share - basic	0.80	0.65	2.27	1.85
Earnings per share - diluted	0.79	0.64	2.25	1.84
Net interest margin	4.65%	4.55%	4.63%	4.58%
Return on average assets	1.71	1.58	1.70	1.61
Return on average tangible common equity (1)	18.18	17.50	18.15	17.74

(1)	See Non-GAAP Financial Measures section beginning on page 62.

	September 30, 2017	December 31, 2016
	(in thousands)
Total assets	$19,922,221	$17,200,842
Loans, net of deferred loan fees and costs	14,522,036	13,208,436
Total deposits	16,904,783	14,549,863
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

	September 30, 2017	December 31, 2016
	(in thousands)
Non-accrual loans	$54,994	$40,272
Non-performing assets	124,952	142,791
Non-accrual loans to gross loans	0.38%	0.31%
Net charge-offs (recoveries) to average loans (1)	0.01	0.02

(1)	Annualized for the three months ended September 30, 2017. Actual year-to-date for the year ended December 31, 2016.
Asset and Deposit Growth
The Company’s assets and liabilities are comprised primarily of loans and deposits. Therefore, the ability to originate new loans and attract new deposits is fundamental to the Company’s growth. Total assets increased to $19.92 billion at September 30, 2017 from $17.20 billion at December 31, 2016. The increase in total assets of $2.72 billion, or 15.8%, relates primarily to organic loan growth of $1.31 billion and an increase in cash and cash equivalents and investment securities of $1.37 billion resulting from increased deposits. Total loans, including HFS loans, increased by $1.31 billion, or 9.9%, to $14.52 billion as of September 30, 2017, compared to $13.21 billion as of December 31, 2016. Total deposits increased $2.35 billion, or 16.2%, to $16.90 billion as of September 30, 2017 from $14.55 billion as of December 31, 2016.

RESULTS OF OPERATIONS
The following table sets forth a summary financial overview for the comparable periods:

	Three Months ended September 30,		Increase	Nine Months Ended September 30,		Increase
	2017	2016	(Decrease)	2017	2016	(Decrease)
	(in thousands, except per share amounts)
Consolidated Income Statement Data:
Interest income	$217,836	$184,750	$33,086	$617,054	$513,095	$103,959
Interest expense	16,253	12,203	4,050	43,419	31,151	12,268
Net interest income	201,583	172,547	29,036	573,635	481,944	91,691
Provision for credit losses	5,000	2,000	3,000	12,250	7,000	5,250
Net interest income after provision for credit losses	196,583	170,547	26,036	561,385	474,944	86,441
Non-interest income	10,288	10,683	(395)	31,281	32,375	(1,094)
Non-interest expense	89,114	85,007	4,107	265,128	242,304	22,824
Income before income taxes	117,757	96,223	21,534	327,538	265,015	62,523
Income tax expense	34,899	29,171	5,728	91,352	75,017	16,335
Net income	$82,858	$67,052	$15,806	$236,186	$189,998	$46,188
Earnings per share - basic	$0.80	$0.65	$0.15	$2.27	$1.85	$0.42
Earnings per share - diluted	$0.79	$0.64	$0.15	$2.25	$1.84	$0.41
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

The following table shows the components of operating PPNR for the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(in thousands)
Total non-interest income	$10,288	$10,683	$31,281	$32,375
Less:
Gain (loss) on sales of investment securities, net (1)	319	—	907	1,001
Unrealized gains (losses) on assets and liabilities measured at fair value, net (1)	14	7	39	8
Total operating non-interest income	9,955	10,676	30,335	31,366
Plus: net interest income	201,583	172,547	573,635	481,944
Net operating revenue	$211,538	$183,223	$603,970	$513,310
Total non-interest expense	$89,114	$85,007	$265,128	$242,304
Less:
Net loss (gain) on sales / valuations of repossessed and other assets (1)	266	(146)	(46)	(91)
Acquisition / restructure expense (1)	—	2,729	—	6,391
Total operating non-interest expense	$88,848	$82,424	$265,174	$236,004
Operating pre-provision net revenue (2)	$122,690	$100,799	$338,796	$277,306
Plus:
Non-operating revenue adjustments	333	7	946	1,009
Less:
Provision for credit losses	5,000	2,000	12,250	7,000
Non-operating expense adjustments	266	2,583	(46)	6,300
Income before provision for income taxes	117,757	96,223	327,538	265,015
Income tax expense	34,899	29,171	91,352	75,017
Net income	$82,858	$67,052	$236,186	$189,998

(1)	The operating PPNR non-GAAP performance metric is adjusted to exclude the effects of this non-operational item.

(2)	There were no adjustments made for non-recurring items during the three and nine months ended September 30, 2017 and 2016.

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

	September 30, 2017	December 31, 2016
	(dollars and shares in thousands)
Total stockholders' equity	$2,145,627	$1,891,529
Less: goodwill and intangible assets	301,157	302,894
Total tangible stockholders' equity	1,844,470	1,588,635
Plus: deferred tax - attributed to intangible assets	4,341	4,949
Total tangible common equity, net of tax	$1,848,811	$1,593,584

Total assets	$19,922,221	$17,200,842
Less: goodwill and intangible assets, net	301,157	302,894
Tangible assets	19,621,064	16,897,948
Plus: deferred tax - attributed to intangible assets	4,341	4,949
Total tangible assets, net of tax	$19,625,405	$16,902,897

Tangible equity ratio	9.4%	9.4%
Tangible common equity ratio	9.4	9.4
Common shares outstanding	105,493	105,071
Book value per share	$20.34	$18.00
Tangible book value per share, net of tax	17.53	15.17
Operating Efficiency Ratio
The following table shows the components used in the calculation of the operating efficiency ratio, which management uses as a metric for assessing cost efficiency:

	Three Months ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(dollars in thousands)
Total non-interest expense	$89,114	$85,007	$265,128	$242,304
Non-operating expense adjustments	(266)	(2,583)	46	(6,300)
Total operating non-interest expense	$88,848	$82,424	$265,174	$236,004

Divided by:
Total net interest income	$201,583	$172,547	$573,635	$481,944
Plus:
Tax equivalent interest adjustment	10,837	8,599	30,966	25,738
Non-interest income	10,288	10,683	31,281	32,375
Net revenue - TEB	$222,708	$191,829	$635,882	$540,057
Non-operating revenue adjustments	(333)	(7)	(946)	(1,009)
Net operating revenue - TEB	$222,375	$191,822	$634,936	$539,048

Efficiency ratio - TEB	40.0%	44.3%	41.7%	44.9%
Operating efficiency ratio - TEB	40.0	43.0	41.8	43.8

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

	September 30, 2017	December 31, 2016
	(dollars in thousands)
Common Equity Tier 1:
Common Equity	$2,145,627	$1,891,529
Less:
Non-qualifying goodwill and intangibles	295,431	294,754
Disallowed deferred tax asset	2	1,400
AOCI related adjustments	886	(13,460)
Unrealized gain on changes in fair value liabilities	8,566	8,118
Common Equity Tier 1	$1,840,742	$1,600,717
Divided by: Risk-weighted assets	$17,759,902	$15,980,092
Common Equity Tier 1 ratio	10.4%	10.0%

Common Equity Tier 1	$1,840,742	$1,600,717
Plus:
Trust preferred securities	81,500	81,500
Less:
Disallowed deferred tax asset	—	934
Unrealized gain on changes in fair value liabilities	2,142	5,412
Tier 1 capital	$1,920,100	$1,675,871
Divided by: Tangible average assets	$19,082,108	$16,868,674
Tier 1 leverage ratio	10.1%	9.9%

Total Capital:
Tier 1 capital	$1,920,100	$1,675,871
Plus:
Subordinated debt	299,316	299,927
Qualifying allowance for credit losses	136,421	124,704
Other	5,595	6,978
Less: Tier 2 qualifying capital deductions	—	—
Tier 2 capital	$441,332	$431,609

Total capital	$2,361,432	$2,107,480

Total capital ratio	13.3%	13.2%

Classified assets to Tier 1 capital plus allowance for credit losses:
Classified assets	$221,803	$211,782
Divided by:
Tier 1 capital	1,920,100	1,675,871
Plus: Allowance for credit losses	136,421	124,704
Total Tier 1 capital plus allowance for credit losses	$2,056,521	$1,800,575

Classified assets to Tier 1 capital plus allowance	10.8%	11.8%

Net Interest Margin
The net interest margin is reported on a TEB. A tax equivalent adjustment is added to reflect interest earned on certain securities and loans that are exempt from federal and state income tax. The following tables set forth the average balances, interest income, interest expense, and average yield (on a fully TEB) for the periods indicated:

	Three Months Ended September 30,
	2017			2016
	Average Balance	Interest	Average Yield / Cost	Average Balance	Interest	Average Yield / Cost
	(dollars in thousands)
Interest-earning assets
Loans:
Commercial and industrial	$6,328,474	$80,616	5.59%	$5,503,071	$65,448	5.24%
Commercial real estate	5,627,931	79,488	5.65	5,655,038	78,328	5.54
Construction and land development	1,633,378	25,898	6.34	1,338,216	19,793	5.92
Residential real estate	351,517	4,151	4.72	281,379	3,557	5.06
Consumer	52,168	729	5.59	39,985	474	4.74
Loans held for sale	16,503	214	5.19	21,933	314	5.73
Total loans (1), (2), (3)	14,009,971	191,096	5.68	12,839,622	167,914	5.44
Securities:
Securities - taxable	2,778,404	17,399	2.50	1,895,457	10,438	2.20
Securities - tax-exempt	657,064	6,185	5.61	511,855	4,998	5.46
Total securities (1)	3,435,468	23,584	3.10	2,407,312	15,436	2.90
Other	845,852	3,156	1.49	684,689	1,400	0.82
Total interest-earning assets	18,291,291	217,836	5.00	15,931,623	184,750	4.85
Non-interest earning assets
Cash and due from banks	132,285			146,114
Allowance for credit losses	(133,555)			(123,551)
Bank owned life insurance	166,430			163,990
Other assets	930,752			834,848
Total assets	$19,387,203			$16,953,024
Interest-bearing liabilities
Interest-bearing deposits:
Interest-bearing transaction accounts	$1,476,506	$1,066	0.29%	$1,286,063	$612	0.19%
Savings and money market accounts	6,282,405	7,135	0.45	6,129,262	5,314	0.35
Time certificates of deposit	1,585,690	3,248	0.82	1,637,284	2,146	0.52
Total interest-bearing deposits	9,344,601	11,449	0.49	9,052,609	8,072	0.36
Short-term borrowings	31,671	96	1.21	39,055	83	0.85
Qualifying debt	375,276	4,708	5.02	369,076	4,048	4.39
Total interest-bearing liabilities	9,751,548	16,253	0.67	9,460,740	12,203	0.52
Non-interest-bearing liabilities
Non-interest-bearing demand deposits	7,174,532			5,363,716
Other liabilities	336,939			292,268
Stockholders’ equity	2,124,184			1,836,300
Total liabilities and stockholders' equity	$19,387,203			$16,953,024
Net interest income and margin (4)		$201,583	4.65%		$172,547	4.55%

(1)	Yields on loans and securities have been adjusted to a TEB. The taxable-equivalent adjustment was $10.8 million and $8.6 million for the three months ended September 30, 2017 and 2016, respectively.

(2)
Included in the yield computation are net loan fees of $9.4 million and accretion on acquired loans of $7.5 million for the three months ended September 30, 2017, compared to $7.2 million and $8.8 million for the three months ended September 30, 2016, respectively.

(3)	Includes non-accrual loans.

(4)	Net interest margin is computed by dividing net interest income by total average earning assets.

	Nine Months Ended September 30,
	2017			2016
	Average Balance	Interest	Average Yield / Cost	Average Balance	Interest	Average Yield / Cost
	(dollars in thousands)
Interest-earning assets
Loans:
Commercial and industrial	$6,047,623	$224,876	5.45%	$5,343,468	$189,994	5.24%
Commercial real estate	5,595,998	236,067	5.62	5,088,465	208,634	5.47
Construction and land development	1,583,707	72,965	6.14	1,266,257	56,382	5.94
Residential real estate	315,488	11,125	4.70	297,520	10,449	4.68
Consumer	45,164	1,617	4.77	34,847	1,268	4.85
Loans held for sale	17,502	656	5.00	22,942	988	5.74
Total loans (1), (2), (3)	13,605,482	547,306	5.58	12,053,499	467,715	5.39
Securities:
Securities - taxable	2,445,846	44,684	2.44	1,671,368	28,290	2.26
Securities - tax-exempt	629,968	17,643	5.55	478,861	13,525	5.38
Total securities (1)	3,075,814	62,327	3.07	2,150,229	41,815	2.95
Other	745,049	7,421	1.33	567,010	3,565	0.84
Total interest-earning assets	17,426,345	617,054	4.96	14,770,738	513,095	4.86
Non-interest earning assets
Cash and due from banks	138,395			140,367
Allowance for credit losses	(129,782)			(121,825)
Bank owned life insurance	165,692			163,491
Other assets	917,089			830,057
Total assets	$18,517,739			$15,782,828
Interest-bearing liabilities
Interest-bearing deposits:
Interest-bearing transaction accounts	$1,468,163	$2,858	0.26%	$1,191,055	$1,571	0.18%
Savings and money market accounts	6,169,860	18,277	0.39	5,768,179	14,326	0.33
Time certificates of deposit	1,549,212	8,371	0.72	1,651,926	6,096	0.49
Total interest-bearing deposits	9,187,235	29,506	0.43	8,611,160	21,993	0.34
Short-term borrowings	58,749	374	0.85	81,491	412	0.67
Qualifying debt	370,795	13,539	4.87	265,720	8,746	4.39
Total interest-bearing liabilities	9,616,779	43,419	0.60	8,958,371	31,151	0.46
Non-interest-bearing liabilities
Non-interest-bearing demand deposits	6,548,351			4,830,762
Other liabilities	315,453			261,278
Stockholders’ equity	2,037,156			1,732,417
Total liabilities and stockholders' equity	$18,517,739			$15,782,828
Net interest income and margin (4)		$573,635	4.63%		$481,944	4.58%

(1)	Yields on loans and securities have been adjusted to a TEB. The taxable-equivalent adjustment was $31.0 million and $25.7 million for the nine months ended September 30, 2017 and 2016, respectively.

(2)
Included in the yield computation are net loan fees of $26.0 million and accretion on acquired loans of $21.0 million for the nine months ended September 30, 2017, compared to $20.3 million and $22.3 million for the nine months ended September 30, 2016, respectively.

(3)	Includes non-accrual loans.

(4)	Net interest margin is computed by dividing net interest income by total average earning assets.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2017 versus 2016			2017 versus 2016
	Increase (Decrease) Due to Changes in (1)			Increase (Decrease) Due to Changes in (1)
	Volume	Rate	Total	Volume	Rate	Total
				(in thousands)
Interest income:
Loans:
Commercial and industrial	$10,514	$4,654	$15,168	$26,183	$8,699	$34,882
Commercial real estate	(383)	1,543	1,160	21,410	6,023	27,433
Construction and land development	4,680	1,425	6,105	14,626	1,957	16,583
Residential real estate	828	(234)	594	634	42	676
Consumer	170	85	255	369	(20)	349
Loans held for sale	(70)	(30)	(100)	(204)	(128)	(332)
Total loans	15,739	7,443	23,182	63,018	16,573	79,591
Securities:
Securities - taxable	5,529	1,431	6,960	14,150	2,244	16,394
Securities - tax-exempt	1,367	(180)	1,187	4,232	(114)	4,118
Total securities	6,896	1,251	8,147	18,382	2,130	20,512
Other	601	1,155	1,756	1,773	2,083	3,856
Total interest income	23,236	9,849	33,085	83,173	20,786	103,959

Interest expense:
Interest bearing transaction accounts	$137	$317	$454	$539	$748	$1,287
Savings and money market	174	1,647	1,821	1,190	2,761	3,951
Time certificates of deposit	(106)	1,208	1,102	(555)	2,830	2,275
Short-term borrowings	(22)	35	13	(145)	107	(38)
Qualifying debt	78	582	660	3,837	956	4,793
Total interest expense	261	3,789	4,050	4,866	7,402	12,268

Net increase	$22,975	$6,060	$29,035	$78,307	$13,384	$91,691

(1)	Changes due to both volume and rate have been allocated to volume changes.
Comparison of interest income, interest expense and net interest margin
The Company's primary source of revenue is interest income. For the three months ended September 30, 2017, interest income was $217.8 million, an increase of $33.1 million, or 17.9%, compared to $184.8 million for the three months ended September 30, 2016. This increase was primarily the result of a $1.17 billion increase in the average loan balance which, together with the effect of the rising rate environment, drove a $23.2 million increase in loan interest income for the three months ended September 30, 2017. Interest income from investment securities increased by $8.1 million for the comparable period primarily due to an increase in the average investment balance of $1.03 billion from September 30, 2016 as well as an increase in interest rates and mix. Average yield on interest earning assets increased to 5.00% for the three months ended September 30, 2017, compared to 4.85% for the same period in 2016, which was primarily the result of increased yields on loans and investment securities, attributable to the rising interest rate environment.
For the nine months ended September 30, 2017, interest income was $617.1 million, an increase of $104.0 million, or 20.3%, compared to $513.1 million for the nine months ended September 30, 2016. This increase was primarily the result of a $1.55 billion increase in the average loan balance which, together with the effect of the rising rate environment, drove a $79.6 million increase in loan interest income for the nine months ended September 30, 2017. Interest income from investment securities increased by $20.5 million for the comparable period primarily due to an increase in the average investment balance of $925.6 million from September 30, 2016 as well an increase in interest rates. Average yield on interest earning assets increased to 4.96% for the nine months ended September 30, 2017, compared to 4.86% for the same period in 2016, which was primarily the result of increased yields on loans and investment securities resulting from rising interest rates during the nine months ended September 30, 2017.
For the three months ended September 30, 2017, interest expense was $16.3 million, compared to $12.2 million for the three months ended September 30, 2016. Interest expense on deposits increased $3.4 million for the same period as average interest-

bearing deposits increased $292.0 million, which is a 13 basis point increase in average cost of interest bearing deposits. Interest expense on qualifying debt increased by $0.7 million for the three months ended September 30, 2017 compared to the same period in 2016. The increase is attributable to an increase in the Company's interest payments on its pay variable/receive fixed interest rate swaps. These swaps hedge the Company's subordinated debt offerings and the payments are tied to three-month LIBOR, which has increased since September 30, 2016.
For the nine months ended September 30, 2017, interest expense was $43.4 million, compared to $31.2 million for the nine months ended September 30, 2016. Interest expense on deposits increased $7.5 million for the same period as average interest-bearing deposits increased $576.1 million, which is a 9 basis point increase in average cost of interest bearing deposits. Interest expense on qualifying debt increased by $4.8 million as a result of a $105.1 million increase in average qualifying debt for the nine months ended September 30, 2017 compared to the same period in 2016, as well as an increase in the Company's interest payments on its pay variable/receive fixed interest rate swaps.
For the three months ended September 30, 2017, net interest income was $201.6 million, compared to $172.5 million for the three months ended September 30, 2016. The increase in net interest income reflects a $2.36 billion increase in average interest-earning assets, offset by a $290.8 million increase in average interest-bearing liabilities. The increase in net interest margin of 10 basis points is the result of an increase in average yield on loans and securities due to the rising interest rate environment, partially offset by higher deposit and funding costs.
For the nine months ended September 30, 2017, net interest income was $573.6 million, compared to $481.9 million for the nine months ended September 30, 2016. The increase in net interest income reflects a $2.66 billion increase in average interest-earning assets, offset by a $658.4 million increase in average interest-bearing liabilities. The increase in net interest margin of 5 basis points compared to the same period in 2016 is also the result of an increase in average yield on loans and securities due to the rising interest rate environment, partially offset by higher deposit and funding costs.
Provision for Credit Losses
The provision for credit losses in each period is reflected as a reduction in earnings for that period. The provision is equal to the amount required to maintain the allowance for credit losses at a level that is adequate to absorb probable credit losses inherent in the loan portfolio. For the three months ended September 30, 2017, the provision for credit losses was $5.0 million compared to $2.0 million for the three months ended September 30, 2016. For the nine months ended September 30, 2017, the provision for credit losses was $12.3 million, compared to $7.0 million for the nine months ended September 30, 2016. The provision increase was primarily due to organic growth in total loans of $532.0 million and $1.31 billion during the three and nine months ended September 30, 2017. The Company defines its organic loans as those loans that have not been acquired in a transaction accounted for as a business combination. The Company may establish an additional allowance for credit losses for PCI loans through provision for credit losses when impairment is determined as a result of lower than expected cash flows. As of September 30, 2017 and December 31, 2016, the allowance for credit losses on PCI loans was $1.7 million and $1.8 million, respectively.
Non-interest Income
The following table presents a summary of non-interest income for the periods presented:

	Three Months ended September 30,			Nine Months Ended September 30,
	2017	2016	Increase (Decrease)	2017	2016	Increase (Decrease)
	(in thousands)
Service charges and fees	$5,248	$4,916	$332	$15,189	$13,958	$1,231
Card income	1,344	1,381	(37)	4,146	3,844	302
Income from bank owned life insurance	975	899	76	2,896	2,858	38
Income from equity investments	950	1,208	(258)	2,933	1,610	1,323
Foreign currency income	756	888	(132)	2,630	2,672	(42)
Lending related income and gains (losses) on sale of loans, net	97	708	(611)	746	4,509	(3,763)
Gain (loss) on sales of investment securities, net	319	—	319	907	1,001	(94)
Other income	599	683	(84)	1,834	1,923	(89)
Total non-interest income	$10,288	$10,683	$(395)	$31,281	$32,375	$(1,094)

Total non-interest income for the three months ended September 30, 2017 compared to the same period in 2016, decreased by $0.4 million, or 3.7%. The decrease in non-interest income is due primarily to a decrease in lending related income, resulting from decreased SBA income.
Total non-interest income for the nine months ended September 30, 2017 compared to the same period in 2016, decreased by $1.1 million, or 3.4%. The decrease in non-interest income is due primarily to a decrease in lending related income. Lending related income decreased $1.4 million as a result of decreased SBA income and total non-recurring net gains on sale of loans was $1.9 million for the nine months ended September 30, 2016, compared to less than $0.1 million for the nine months ended September 30, 2017.
Non-interest Expense
The following table presents a summary of non-interest expense for the periods presented:

	Three Months ended September 30,			Nine Months Ended September 30,
	2017	2016	Increase (Decrease)	2017	2016	Increase (Decrease)
	(in thousands)
Salaries and employee benefits	$52,730	$49,542	$3,188	$156,596	$139,108	$17,488
Occupancy	7,507	6,856	651	21,328	20,359	969
Legal, professional, and directors' fees	6,038	5,691	347	23,324	17,010	6,314
Data processing	4,524	5,266	(742)	14,163	15,028	(865)
Insurance	3,538	3,144	394	10,355	9,430	925
Deposit costs	2,904	1,363	1,541	6,778	3,121	3,657
Loan and repossessed asset expenses	1,263	788	475	3,639	2,522	1,117
Card expense	801	252	549	2,187	1,376	811
Marketing	776	678	98	2,628	2,432	196
Intangible amortization	489	697	(208)	1,666	2,091	(425)
Net loss (gain) on sales / valuations of repossessed and other assets	266	(146)	412	(46)	(91)	45
Acquisition / restructure expense	—	2,729	(2,729)	—	6,391	(6,391)
Other expense	8,278	8,147	131	22,510	23,527	(1,017)
Total non-interest expense	$89,114	$85,007	$4,107	$265,128	$242,304	$22,824
Total non-interest expense for the three months ended September 30, 2017, compared to the same period in 2016, increased $4.1 million, or 4.8%. This increase primarily relates to salaries and employee benefits and deposit costs. Salaries and employee benefits have increased as the Company continues to build out its infrastructure to support its continued growth. Deposits costs consist of fees to Promontory and others for reciprocal deposits as well as earnings credits on select non-interest bearing deposits. The increase in deposit costs for the three months ended September 30, 2017, compared to the same period in 2016 primarily relates to an increase in deposit earnings credits paid to account holders. These increases were offset by a $2.7 million decrease in acquisition / restructure expense related to the HFF acquisition and restructure costs for the system conversion that occurred in the fourth quarter of 2016.
Total non-interest expense for the nine months ended September 30, 2017, compared to the same period in 2016, increased $22.8 million, or 9.4%. This increase primarily relates to salaries and employee benefits, legal, professional, and directors' fees, and deposit costs. The increase in salaries and employee benefits and legal, professional, and directors' fees for the nine months ended September 30, 2017 compared to the same period in 2016 is the result of the Company's continued growth. Full-time equivalent employees increased 10.1% from 1,520 at September 30, 2016, compared to 1,673 at September 30, 2017. The increase in deposit costs for the nine months ended September 30, 2017, compared to the same period in 2016 also relates to an increase in deposit earnings credits paid to account holders. These increases were offset by a $6.4 million decrease in acquisition / restructure expense.
Income Taxes
The effective tax rate for the nine months ended September 30, 2017 was 27.89%, compared to 28.31% for the nine months ended September 30, 2016.

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
The following tables present selected operating segment information for the periods presented:

		Regional Segments
	Consolidated Company	Arizona	Nevada	Southern California	Northern California
At September 30, 2017	(in millions)
Loans, net of deferred loan fees and costs	$14,521.9	$3,131.2	$1,685.6	$1,873.5	$1,260.7
Deposits	16,904.8	5,198.1	3,950.5	2,512.2	1,535.6

At December 31, 2016
Loans, net of deferred loan fees and costs	$13,208.5	$2,955.9	$1,725.5	$1,766.8	$1,095.4
Deposits	14,549.8	3,843.4	3,731.5	2,382.6	1,543.6

	(in thousands)
Three Months Ended September 30, 2017:
Income (loss) before income taxes	$117,757	$35,347	$25,960	$15,500	$9,267

Nine Months Ended September 30, 2017:
Income (loss) before income taxes	$327,538	$93,909	$74,473	$45,646	$29,099

Three Months Ended September 30, 2016:
Income (loss) before income taxes	$96,223	$28,228	$24,449	$15,747	$12,247

Nine Months Ended September 30, 2016:
Income (loss) before income taxes	$265,015	$74,975	$67,591	$45,080	$32,864

	National Business Lines
	HOA Services	Public & Nonprofit Finance	Technology & Innovation	Hotel Franchise Finance	Other NBLs	Corporate & Other
At September 30, 2017	(in millions)
Loans, net of deferred loan fees and costs	$157.3	$1,574.5	$1,049.2	$1,272.5	$2,513.0	$4.4
Deposits	2,153.3	—	1,459.5	—	—	95.6

At December 31, 2016
Loans, net of deferred loan fees and costs	$116.8	$1,454.3	$1,011.4	$1,292.1	$1,776.9	$13.4
Deposits	1,890.3	—	1,038.2	—	—	120.2

	(in thousands)
Three Months Ended September 30, 2017:
Income (loss) before income taxes	$6,831	$5,322	$13,529	$12,325	$7,610	$(13,934)

Nine Months Ended September 30, 2017:
Income (loss) before income taxes	$18,944	$14,379	$37,798	$31,464	$23,174	$(41,348)

Three Months Ended September 30, 2016:
Income (loss) before income taxes	$5,303	$3,372	$11,734	$10,163	$7,444	$(22,464)

Nine Months Ended September 30, 2016:
Income (loss) before income taxes	$12,610	$9,863	$34,865	$19,674	$22,502	$(55,009)
BALANCE SHEET ANALYSIS
Total assets increased $2.72 billion, or 15.8%, to $19.92 billion at September 30, 2017, compared to $17.20 billion at December 31, 2016. The increase in total assets relates primarily to organic loan growth and an increase in cash and cash equivalents and investment securities resulting from increased deposits. Loans increased $1.31 billion, or 9.9%, to $14.52 billion at September 30, 2017, compared to $13.21 billion at December 31, 2016.
Total liabilities increased $2.47 billion, or 16.1%, to $17.78 billion at September 30, 2017, compared to $15.31 billion at December 31, 2016. The increase in liabilities is due primarily to an increase in total deposits of $2.35 billion, or 16.2%, to $16.90 billion, all of which is attributable to organic deposit growth.
Total stockholders’ equity increased by $254.1 million, or 13.4%, to $2.15 billion at September 30, 2017, compared to $1.89 billion at December 31, 2016. The increase in stockholders' equity relates primarily to net income for the nine months ended September 30, 2017 and an increase in the fair value of the Company's AFS portfolio, which is recognized as part of AOCI.
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

The Company's investment securities portfolio is utilized as collateral for borrowings, required collateral for public deposits and customer repurchase agreements, and to manage liquidity, capital, and interest rate risk. The following table summarizes the carrying value of the investment securities portfolio for each of the periods below:

	September 30, 2017	December 31, 2016
	(in thousands)
CDO	$15,553	$13,490
Commercial MBS issued by GSEs	113,794	117,792
Corporate debt securities	104,014	64,144
CRA investments	50,648	37,113
Preferred stock	96,100	94,662
Private label residential MBS	797,615	433,685
Residential MBS issued by GSEs	1,819,006	1,356,258
Tax-exempt	617,693	500,312
Trust preferred securities	29,208	26,532
U.S. government sponsored agency securities	61,636	56,022
U.S. treasury securities	2,497	2,502
Total investment securities	$3,707,764	$2,702,512
Loans
The table below summarizes the distribution of the Company’s held for investment loan portfolio:

	September 30, 2017	December 31, 2016
	(in thousands)
Commercial and industrial	$6,661,152	$5,755,021
Commercial real estate - non-owner occupied	3,628,415	3,543,956
Commercial real estate - owner occupied	2,042,262	2,013,276
Construction and land development	1,671,552	1,478,114
Residential real estate	376,716	259,432
Commercial leases	74,850	100,765
Consumer	50,742	38,963
Loans, net	14,505,689	13,189,527
Allowance for credit losses	(136,421)	(124,704)
Total loans HFI	$14,369,268	$13,064,823
Net deferred loan fees and costs as of September 30, 2017 and December 31, 2016 total $21.6 million and $22.3 million, respectively, which is a reduction in the carrying value of loans. Net unamortized purchase discounts on secondary market loan purchases total $8.4 million and $5.2 million as of September 30, 2017 and December 31, 2016, respectively. Total loans held for investment are also net of interest rate and credit marks on acquired loans, which are a net reduction in the carrying value of loans. Interest rate marks were $17.0 million and $22.2 million as of September 30, 2017 and December 31, 2016, respectively. Credit marks were $32.8 million and $47.3 million as of September 30, 2017 and December 31, 2016, respectively.
As of September 30, 2017 and December 31, 2016, the Company has $16.3 million and $18.9 million of HFS loans, respectively.

Concentrations of Lending Activities
The Company monitors concentrations within four broad categories: product, collateral, geography, and industry. The Company’s loan portfolio includes significant credit exposure to the CRE market. As of September 30, 2017 and December 31, 2016, CRE related loans accounted for approximately 51% and 53% of total loans, respectively. Substantially all of these loans are secured by first liens with an initial loan to value ratio of generally not more than 75%. Approximately 36% of these CRE loans, excluding construction and land loans, were owner-occupied at each of the periods ended September 30, 2017 and December 31, 2016.
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
Total non-performing loans increased by $1.0 million, or 1.0%, at September 30, 2017 to $96.0 million from $95.0 million at December 31, 2016.

	September 30, 2017	December 31, 2016
	(dollars in thousands)
Non-accrual loans (1)	$54,994	$40,272
Loans past due 90 days or more on accrual status (2)	44	1,067
Accruing troubled debt restructured loans	40,922	53,637
Total nonperforming loans, excluding loans acquired with deteriorated credit quality	95,960	94,976
Other impaired loans	25,396	4,233
Total impaired loans	$121,356	$99,209
Other assets acquired through foreclosure, net	$28,992	$47,815
Non-accrual loans to gross loans held for investment	0.38%	0.31%
Loans past due 90 days or more on accrual status to gross loans held for investment	0.00	0.01

(1)	Includes non-accrual TDR loans of $8.9 million and $7.1 million at September 30, 2017 and December 31, 2016, respectively.

(2)	Includes less than $0.1 million from loans acquired with deteriorated credit quality at each of the periods ended September 30, 2017 and December 31, 2016.
Interest income received on non-accrual loans was $0.7 million and $0.2 million for the three months ended September 30, 2017 and 2016 and $1.4 million and $0.6 million for the nine months ended September 30, 2017 and 2016, respectively. Interest income that would have been recorded under the original terms of non-accrual loans was $0.7 million and $0.6 million for the three months ended September 30, 2017 and 2016 and $1.8 million and $1.5 million for the nine months ended September 30, 2017 and 2016, respectively.

The composition of non-accrual loans by loan type and by segment were as follows:

	September 30, 2017			December 31, 2016
	Non-accrual Balance	Percent of Non-Accrual Balance	Percent of Total HFI Loans	Non-accrual Balance	Percent of Non-Accrual Balance	Percent of Total HFI Loans
	(dollars in thousands)
Commercial and industrial	$41,567	75.58%	0.29%	$16,967	42.13%	0.13%
Commercial real estate	6,363	11.58	0.04	16,666	41.39	0.13
Construction and land development	887	1.61	0.01	1,284	3.19	0.01
Residential real estate	6,022	10.95	0.04	5,192	12.89	0.04
Consumer	155	0.28	0.00	163	0.40	0.00
Total non-accrual loans	$54,994	100.00%	0.38%	$40,272	100.00%	0.31%

	September 30, 2017		December 31, 2016
	Nonaccrual Loans	Percent of Segment's Total HFI Loans	Nonaccrual Loans	Percent of Segment's Total HFI Loans
	(dollars in thousands)
Arizona	$6,416	0.20%	$10,424	0.35%
Nevada	4,089	0.24	10,407	0.60
Southern California	5,735	0.31	2,891	0.16
Northern California	10,550	0.84	4,408	0.41
Technology and Innovation	4,687	0.45	8,813	0.87
Other NBLs	23,516	0.94	166	0.01
Corporate & Other	1	0.02	3,163	23.22
Total non-accrual loans	$54,994	0.38%	$40,272	0.31%
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
As of September 30, 2017 and December 31, 2016, the aggregate amount of loans classified as impaired was $121.4 million and $99.2 million, respectively, a net increase of 22.3%. The total specific allowance for credit losses related to these loans was $4.4 million and $4.2 million at September 30, 2017 and December 31, 2016, respectively. The Company had $40.9 million and $53.6 million in loans classified as accruing restructured loans at September 30, 2017 and December 31, 2016, respectively.
Impaired loans by segment at September 30, 2017 and December 31, 2016 were as follows:

	September 30, 2017	December 31, 2016
	(in thousands)
Arizona	$15,349	$19,180
Nevada	47,239	48,348
Southern California	6,061	2,888
Northern California	10,380	4,024
Technology & Innovation	18,028	8,461
Other NBLs	23,516	163
Corporate & Other	783	16,145
Total impaired loans	$121,356	$99,209

The following tables present a breakdown of total impaired loans and the related specific reserves for the periods indicated:

	September 30, 2017
	Impaired Balance	Percent of Impaired Balance	Percent of Total HFI Loans	Reserve Balance	Percent of Reserve Balance	Percent of Total Allowance
	(dollars in thousands)
Commercial and industrial	$57,917	47.73%	0.40%	$4,394	100.00%	3.22%
Commercial real estate	35,947	29.62	0.25	—	—	—
Construction and land development	11,503	9.48	0.08	—	—	—
Residential real estate	15,794	13.01	0.11	—	—	—
Consumer	195	0.16	0.00	—	—	—
Total impaired loans	$121,356	100.00%	0.84%	$4,394	100.00%	3.22%

	December 31, 2016
	Impaired Balance	Percent of Impaired Balance	Percent of Total HFI Loans	Reserve Balance	Percent of Reserve Balance	Percent of Total Allowance
	(dollars in thousands)
Commercial and industrial	$21,462	21.63%	0.16%	$3,301	77.88%	2.65%
Commercial real estate	46,272	46.64	0.36	937	22.10	0.75
Construction and land development	14,838	14.96	0.11	—	—	—
Residential real estate	16,391	16.52	0.12	—	—	—
Consumer	246	0.25	0.00	1	0.02	0.00
Total impaired loans	$99,209	100.00%	0.75%	$4,239	100.00%	3.40%

Allowance for Credit Losses
The following table summarizes the activity in the Company's allowance for credit losses for the period indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(dollars in thousands)
Allowance for credit losses:
Balance at beginning of period	$131,811	$122,104	$124,704	$119,068
Provision charged to operating expense:
Commercial and industrial	7,192	3,406	11,752	9,044
Commercial real estate	(1,474)	(450)	2,327	(2,524)
Construction and land development	(619)	(347)	(1,727)	1,910
Residential real estate	(141)	(513)	(258)	(1,629)
Consumer	42	(96)	156	199
Total Provision	5,000	2,000	12,250	7,000
Recoveries of loans previously charged-off:
Commercial and industrial	(619)	(466)	(2,705)	(2,846)
Commercial real estate	(1,781)	(521)	(2,719)	(4,956)
Construction and land development	(226)	(302)	(1,011)	(455)
Residential real estate	(108)	(179)	(1,659)	(589)
Consumer	(33)	(21)	(83)	(131)
Total recoveries	(2,767)	(1,489)	(8,177)	(8,977)
Loans charged-off:
Commercial and industrial	2,921	2,558	6,166	11,210
Commercial real estate	175	72	1,994	726
Construction and land development	—	—	—	—
Residential real estate	—	79	447	105
Consumer	61	—	103	120
Total charged-off	3,157	2,709	8,710	12,161
Net charge-offs (recoveries)	390	1,220	533	3,184
Balance at end of period	$136,421	$122,884	$136,421	$122,884
Net charge-offs (recoveries) to average loans outstanding - annualized	0.01%	0.04%	0.01%	0.04%
Allowance for credit losses to gross loans	0.94	0.94
Allowance for credit losses to gross organic loans	1.06	1.13

The following table summarizes the allocation of the allowance for credit losses by loan type. However, the allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

	Commercial and Industrial	Commercial Real Estate	Construction and Land Development	Residential Real Estate	Consumer	Total
	(dollars in thousands)
September 30, 2017
Allowance for Credit Losses	$81,624	$28,725	$20,459	$4,805	$808	$136,421
Percent of Total Allowance for Credit Losses	59.8%	21.1%	15.0%	3.5%	0.6%	100.0%
Percent of Gross Loans to Total Gross HFI Loans	46.4	39.1	11.5	2.6	0.4	100.0
December 31, 2016
Allowance for Credit Losses	$73,333	$25,673	$21,175	$3,851	$672	$124,704
Percent of Total Allowance for Credit Losses	58.8%	20.6%	17.0%	3.1%	0.5%	100.0%
Percent of Gross Loans to Total Gross HFI Loans	44.3	42.1	11.3	2.0	0.3	100.0
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

	September 30, 2017
	Number of Loans	Loan Balance	Percent of Loan Balance	Percent of Total HFI Loan Balance
	(dollars in thousands)
Commercial and industrial	156	$126,258	47.57%	0.87%
Commercial real estate	53	110,043	41.45	0.76
Construction and land development	9	27,525	10.37	0.19
Residential real estate	4	1,548	0.58	0.01
Consumer	4	82	0.03	0.00
Total	226	$265,456	100.00%	1.83%

	December 31, 2016
	Number of Loans	Loan Balance	Percent of Loan Balance	Percent of Total HFI Loan Balance
	(dollars in thousands)
Commercial and industrial	96	$92,019	51.65%	0.70%
Commercial real estate	41	71,900	40.36	0.55
Construction and land development	7	12,297	6.90	0.09
Residential real estate	9	1,831	1.03	0.01
Consumer	9	103	0.06	0.00
Total	162	$178,150	100.00%	1.35%
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

Other Assets Acquired Through Foreclosure
The following table represents the changes in other assets acquired through foreclosure:

	Three Months Ended September 30, 2017
	Gross Balance	Valuation Allowance	Net Balance
	(in thousands)
Balance, beginning of period	$35,037	$(4,049)	$30,988
Transfers to other assets acquired through foreclosure, net	430	—	430
Proceeds from sale of other real estate owned and repossessed assets, net	(2,491)	330	(2,161)
Valuation adjustments, net	—	(343)	(343)
Gains (losses), net (1)	78	—	78
Balance, end of period	$33,054	$(4,062)	$28,992

	Three Months Ended September 30, 2016
Balance, beginning of period	$56,467	$(6,623)	$49,844
Transfers to other assets acquired through foreclosure, net	1,162	—	1,162
Proceeds from sale of other real estate owned and repossessed assets, net	(1,260)	32	(1,228)
Valuation adjustments, net	—	(184)	(184)
Gains (losses), net (1)	25	—	25
Balance, end of period	$56,394	$(6,775)	$49,619

	Nine Months Ended September 30, 2017
	Gross Balance	Valuation Allowance	Net Balance
	(in thousands)
Balance, beginning of period	$54,138	$(6,323)	$47,815
Transfers to other assets acquired through foreclosure, net	1,812	—	1,812
Proceeds from sale of other real estate owned and repossessed assets, net	(23,129)	2,381	(20,748)
Valuation adjustments, net	—	(120)	(120)
(Losses) gains, net (1)	233	—	233
Balance, end of period	$33,054	$(4,062)	$28,992

	Nine Months Ended September 30, 2016
Balance, beginning of period	$52,984	$(9,042)	$43,942
Transfers to other assets acquired through foreclosure, net	11,888	—	11,888
Proceeds from sale of other real estate owned and repossessed assets, net	(8,174)	2,140	(6,034)
Valuation adjustments, net	—	127	127
(Losses) gains, net (1)	(304)	—	(304)
Balance, end of period	$56,394	$(6,775)	$49,619

(1)
There were zero net gains related to initial transfers to other assets during the three months ended September 30, 2017 and 2016 and $0.1 million and zero net gains related to initial transfers to other assets during the nine months ended September 30, 2017 and 2016, respectively.

Other assets acquired through foreclosure consist primarily of properties acquired as a result of, or in-lieu-of, foreclosure. OREO and other repossessed property are reported at the lower of carrying value or fair value less estimated costs to sell the property. Costs relating to the development or improvement of the assets are capitalized and costs relating to holding the assets are charged to expense. The Company has $29.0 million, $47.8 million $49.6 million of such assets at September 30, 2017, December 31, 2016, and September 30, 2016, respectively.
At September 30, 2017, the Company held 20 OREO properties, compared to 31 at December 31, 2016, and 33 at September 30, 2016.

Goodwill and Other Intangible Assets
Goodwill represents the excess consideration paid for net assets acquired in a business combination over their fair value. Goodwill and other intangible assets acquired in a business combination that are determined to have an indefinite useful life are not subject to amortization, but are subsequently evaluated for impairment at least annually. The Company has goodwill of $289.9 million and intangible assets totaling $11.3 million at September 30, 2017, which have been allocated to the Nevada, Northern California, Technology & Innovation, and HFF operating segments.
The Company performs its annual goodwill and intangibles impairment tests as of October 1 each year, or more often if events or circumstances indicate that the carrying value may not be recoverable. During the three and nine months ended September 30, 2017 and 2016, there were no events or circumstances that indicated an interim impairment test of goodwill or other intangible assets was necessary.
Deferred Tax Assets
As of September 30, 2017, the net deferred tax asset was $83.8 million, a decrease of $11.4 million from December 31, 2016. This overall decrease in the net deferred tax asset was primarily the result of increases in the fair market value of AFS securities and the overall increase in accrued deferred loan costs.
At September 30, 2017 and December 31, 2016, the Company had no deferred tax valuation allowance.
Deposits
Deposits are the primary source for funding the Company's asset growth. Total deposits increased to $16.90 billion at September 30, 2017, from $14.55 billion at December 31, 2016, an increase of $2.35 billion, or 16.2%. The increase in deposits is attributable to organic deposit growth. Non-interest-bearing demand deposits increased by $1.98 billion from December 31, 2016. Savings and money market deposits increased $179.3 million from December 31, 2016.
WAB is a participant in the Promontory Interfinancial Network, a network that offers deposit placement services such as CDARS and ICS, which offer products that qualify large deposits for FDIC insurance. At September 30, 2017, the Company has $409.1 million of CDARS deposits and $587.2 million of ICS deposits, compared to $413.9 million of CDARS deposits and $607.5 million of ICS deposits at December 31, 2016. At September 30, 2017 and December 31, 2016, the Company also has $84.3 million and $136.2 million, respectively, of wholesale brokered deposits. In addition, non-interest bearing deposits for which the Company provides account holders with earnings credits totaled $2.35 billion and $1.10 billion at September 30, 2017 and December 31, 2016, respectively. The Company incurred $2.9 million and $1.4 million in deposit related costs during the three months ended September 30, 2017 and 2016, respectively. During the nine months ended September 30, 2017 and 2016, the Company incurred $6.8 million and $3.1 million, respectively, in deposit related costs.

The average balances and weighted average rates paid on deposits are presented below:

	Three Months ended September 30,
	2017		2016
	Average Balance	Rate	Average Balance	Rate
	(dollars in thousands)
Interest-bearing transaction accounts	$1,476,506	0.29%	$1,286,063	0.19%
Savings and money market accounts	6,282,405	0.45	6,129,262	0.35
Time certificates of deposit	1,585,690	0.82	1,637,284	0.52
Total interest-bearing deposits	9,344,601	0.49	9,052,609	0.36
Non-interest-bearing demand deposits	7,174,533	—	5,363,716	—
Total deposits	$16,519,134	0.28%	$14,416,325	0.22%

	Nine Months Ended September 30,
	2017		2016
	Average Balance	Rate	Average Balance	Rate
	(dollars in thousands)
Interest-bearing transaction accounts	$1,468,163	0.26%	$1,191,055	0.18%
Savings and money market accounts	6,169,860	0.39	5,768,179	0.33
Time certificates of deposit	1,549,212	0.72	1,651,926	0.49
Total interest-bearing deposits	9,187,235	0.43	8,611,160	0.34
Non-interest-bearing demand deposits	6,548,351	—	4,830,762	—
Total deposits	$15,735,586	0.25%	$13,441,922	0.22%
Other Borrowings
The Company from time to time utilizes short-term borrowed funds to support short-term liquidity needs generally created by increased loan demand. The majority of these short-term borrowed funds consist of advances from the FHLB and customer repurchase agreements. The Company’s borrowing capacity with the FHLB is determined based on collateral pledged, generally consisting of securities and loans. In addition, the Company has borrowing capacity from other sources, collateralized by securities, including securities sold under agreements to repurchase, which are reflected at the amount of cash received in connection with the transaction, and may require additional collateral based on the fair value of the underlying securities. At September 30, 2017, total short-term borrowed funds consist of customer repurchase agreements of $26.1 million. At December 31, 2016, total short-term borrowed funds consisted of customer repurchase agreements of $41.7 million and FHLB advances of $80.0 million.
As of September 30, 2017 and December 31, 2016, the Company did not have any borrowings classified as long-term.
Qualifying Debt
Qualifying debt consists of subordinated debt and junior subordinated debt, inclusive of issuance costs and fair market value adjustments. At September 30, 2017, the carrying value of qualifying debt was $372.9 million, compared to $367.9 million at December 31, 2016.

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
As of September 30, 2017 and December 31, 2016, the Company and the Bank exceeded the capital levels necessary to be classified as well-capitalized, as defined by the banking agencies. The actual capital amounts and ratios for the Company and the Bank are presented in the following tables as of the periods indicated:

	Total Capital	Tier 1 Capital	Risk-Weighted Assets	Tangible Average Assets	Total Capital Ratio	Tier 1 Capital Ratio	Tier 1 Leverage Ratio	Common Equity Tier 1
	(dollars in thousands)
September 30, 2017
WAL	$2,361,432	$1,920,100	$17,759,902	$19,082,108	13.3%	10.8%	10.1%	10.4%
WAB	2,233,065	1,941,099	17,691,901	18,985,885	12.6	11.0	10.2	11.0
Well-capitalized ratios					10.0	8.0	5.0	6.5
Minimum capital ratios					8.0	6.0	4.0	4.5

December 31, 2016
WAL	$2,107,480	$1,675,871	$15,980,092	$16,868,674	13.2%	10.5%	9.9%	10.0%
WAB	2,001,081	1,720,072	15,888,346	16,764,327	12.6	10.8	10.3	10.8
Well-capitalized ratios					10.0	8.0	5.0	6.5
Minimum capital ratios					8.0	6.0	4.0	4.5

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

	September 30, 2017
	Available Balance	Outstanding Balance
	(in millions)
Unsecured fed funds credit lines at correspondent banks	$100.0	$—
Other lines with correspondent banks:
Secured other lines with correspondent banks	22.5	—
Unsecured other lines with correspondent banks	45.0	—
Total other lines with correspondent banks	$167.5	$—
In addition to lines of credit, the Company has borrowing capacity with the FHLB and FRB from pledged loans and securities. The borrowing capacity, outstanding borrowings, and available credit as of September 30, 2017 are presented in the following table:

September 30, 2017
(in millions)
FHLB:
Borrowing capacity	$2,633.6
Outstanding borrowings	—
Letters of credit	343.0
Total available credit	$2,290.6

FRB:
Borrowing capacity	$1,155.7
Outstanding borrowings	—
Total available credit	$1,155.7
The Company has a formal liquidity policy and, in the opinion of management, its liquid assets are considered adequate to meet cash flow needs for loan funding and deposit cash withdrawals for the next 90-120 days. At September 30, 2017, there was $3.08 billion in liquid assets, comprised of $650.5 million in cash, cash equivalents, and money market investments and $2.43 billion in unpledged marketable securities. At December 31, 2016, the Company maintained $2.00 billion in liquid assets, comprised of $284.5 million of cash, cash equivalents, and money market investments, and $1.72 billion of unpledged marketable securities.
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
WAB maintains sufficient funding capacity to address large increases in funding requirements, such as deposit outflows. This capacity is comprised of liquidity derived from a reduction in asset levels and various secured funding sources. On a long-term basis, the Company’s liquidity will be met by changing the relative distribution of its asset portfolios (for example, by reducing investment or loan volumes, or selling or encumbering assets). Further, the Company can increase liquidity by soliciting higher levels of deposit accounts through promotional activities and/or borrowing from correspondent banks, the FHLB of San Francisco, and the FRB. At September 30, 2017, the Company's long-term liquidity needs primarily relate to funds required to support loan originations, commitments, and deposit withdrawals, which can be met by cash flows from investment payments and maturities, and investment sales, if necessary.
The Company’s liquidity is comprised of three primary classifications: 1) cash flows provided by operating activities; 2) cash flows used in investing activities; and 3) cash flows provided by financing activities. Net cash provided by or used in operating activities consists primarily of net income, adjusted for changes in certain other asset and liability accounts and certain non-cash income and expense items, such as the provision for credit losses, investment and other amortization and depreciation. For the nine months ended September 30, 2017 and 2016, net cash provided by operating activities was $271.1 million and $214.5 million, respectively.
The Company's primary investing activities are the origination of real estate and commercial loans, the collection of repayments of these loans, and the purchase and sale of securities. The Company's net cash provided by and used in investing activities has been primarily influenced by its loan and securities activities. The net increase in loans for the nine months ended September 30, 2017 and 2016 was $1.18 billion and $551.9 million, respectively. There was a net increase in investment securities for the nine months ended September 30, 2017 of $965.3 million, compared to a net increase of $711.9 million for the nine months ended September 30, 2016.
Net cash provided by financing activities has been impacted significantly by increased deposit levels. During the nine months ended September 30, 2017 and 2016, net deposits increased $2.35 billion and $2.41 billion, respectively.
Fluctuations in core deposit levels may increase the Company's need for liquidity as certificates of deposit mature or are withdrawn before maturity, and as non-maturity deposits, such as checking and savings account balances, are withdrawn. Additionally, the Company is exposed to the risk that customers with large deposit balances will withdraw all or a portion of such deposits, due in part to the FDIC limitations on the amount of insurance coverage provided to depositors. To mitigate the uninsured deposit risk, the Company participates in the CDARS and ICS programs, which allow an individual customer to invest up to $50.0 million and $110.0 million, respectively, through one participating financial institution or, a combined total of $150.0 million per individual customer, with the entire amount being covered by FDIC insurance. As of September 30, 2017, the Company has $409.1 million of CDARS and $587.2 million of ICS deposits.
As of September 30, 2017, the Company has $84.3 million of wholesale brokered deposits outstanding. Brokered deposits are generally considered to be deposits that have been received from a third party who is engaged in the business of placing deposits on behalf of others. A traditional deposit broker will direct deposits to the banking institution offering the highest interest rate available. Federal banking laws and regulations place restrictions on depository institutions regarding brokered deposits because of the general concern that these deposits are not relationship based and are at a greater risk of being withdrawn and placed on deposit at another institution offering a higher interest rate, thus posing liquidity risk for institutions that gather brokered deposits in significant amounts. There were also $260.2 million and $571.9 million of additional deposits as of September 30, 2017 and December 31, 2016, respectively, that the Company considers core deposits, but which are classified as brokered deposits for regulatory reporting purposes.
Federal and state banking regulations place certain restrictions on dividends paid. The total amount of dividends which may be paid at any date is generally limited to the retained earnings of the bank. Dividends paid by WAB to the Parent would be prohibited if the effect thereof would cause the bank’s capital to be reduced below applicable minimum capital requirements.

During the three months ended September 30, 2017, the Parent contributed $1.3 million to WAB and WAB and LVSP paid dividends to the Parent of $10.0 million and $4.8 million, respectively. During the nine months ended September 30, 2017, the Parent contributed $11.3 million to WAB and WAB and LVSP paid dividends to the Parent of $40.0 million and $27.3 million, respectively. Subsequent to September 30, 2017, WAB paid dividends to the Parent of $30.0 million.
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
Net Interest Income Simulation. In order to measure interest rate risk at September 30, 2017, the Company uses a simulation model to project changes in net interest income that result from forecasted changes in interest rates. This analysis calculates the difference between a baseline net interest income forecast using current yield curves that do not take into consideration any future anticipated rate hikes, compared to forecasted net income resulting from an immediate parallel shift in rates upward or downward, along with other scenarios directed by ALCO. The income simulation model includes various assumptions regarding the re-pricing relationships for each of the Company's products. Many of the Company's assets are floating rate loans, which are assumed to re-price immediately and, proportional to the change in market rates, depending on their contracted index, including the impact of caps or floors. Some loans and investments contain contractual prepayment features (embedded options) and, accordingly, the simulation model incorporates prepayment assumptions. The Company's non-term deposit products re-price more slowly, usually changing less than the change in market rates and at the Company's discretion.
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

This simulation model assesses the changes in net interest income that would occur in response to an instantaneous and sustained increase or decrease (shock) in market interest rates over a twelve-month period. At September 30, 2017, the Company's net interest income exposure for the next twelve months related to these hypothetical changes in market interest rates was within the Company's current guidelines.
Sensitivity of Net Interest Income

	Interest Rate Scenario (change in basis points from Base)
	Down 100	Base	Up 100	Up 200	Up 300	Up 400
	(in thousands)
Interest Income	$806,455	$895,261	$993,820	$1,094,621	$1,195,793	$1,296,928
Interest Expense	28,879	63,102	105,026	146,956	188,893	230,834
Net Interest Income	777,576	832,159	888,794	947,665	1,006,900	1,066,094
% Change	(6.6)%		6.8%	13.9%	21.0%	28.1%
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
At September 30, 2017, the Company's EVE exposure related to these hypothetical changes in market interest rates was within the Company's current guidelines. The following table shows the Company's projected change in EVE for this set of rate shocks at September 30, 2017:
Economic Value of Equity

	Interest Rate Scenario (change in basis points from Base)
	Down 100	Base	Up 100	Up 200	Up 300	Up 400
	(in thousands)
Assets	$20,185,079	$19,903,285	$19,533,794	$19,161,200	$18,808,224	$18,453,308
Liabilities	17,032,980	16,639,702	16,309,588	16,029,809	15,790,292	15,584,116
Net Present Value	3,152,099	3,263,583	3,224,206	3,131,391	3,017,932	2,869,192
% Change	(3.4)%		(1.2)%	(4.1)%	(7.5)%	(12.1)%
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
Derivative Contracts. In the normal course of business, the Company uses derivative instruments to meet the needs of its customers and manage exposure to fluctuations in interest rates. The following table summarizes the aggregate notional amounts, market values, and terms of the Company’s derivative positions as of September 30, 2017 and December 31, 2016 :
Outstanding Derivatives Positions

September 30, 2017			December 31, 2016
Notional	Net Value	Weighted Average Term (Years)	Notional	Net Value	Weighted Average Term (Years)
(dollars in thousands)
$1,016,694	$(57,690)	17.6	$993,485	$(61,529)	18.2

Item 4.	Controls and Procedures.
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
Changes in Internal Control over Financial Reporting
There have not been any changes in the Company's internal control over financial reporting during the quarter ended September 30, 2017, which have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.
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

	(a)	(b)	( c)	(d)
	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs (2)
7/1/2017 through 7/31/2017	7,850	$50.14	—	—
8/1/2017 through 8/31/2017	188	50.37	—	—
9/1/2017 through 9/30/2017	56,667	52.06	—	—
Total	64,705	$51.82	—	—

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

WESTERN ALLIANCE BANCORPORATION

October 27, 2017	By:	/s/ Robert Sarver
Robert Sarver
Chairman of the Board and
Chief Executive Officer

October 27, 2017	By:	/s/ Dale Gibbons
Dale Gibbons
Executive Vice President and
Chief Financial Officer

October 27, 2017	By:	/s/ J. Kelly Ardrey Jr.
J. Kelly Ardrey Jr.
Senior Vice President and
Chief Accounting Officer